Form 10-Q
period 1995-03-31
RURBAN FINANCIAL CORP
filed 1995-05-09
CIK 767405

CONFORMED COPY


                                 FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 1995.

                                    OR

     [ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
     For the transition period from                   to

     Commission file number 0-13507


                          RURBAN FINANCIAL CORP.
        (Exact name of registrant as specified in its charter)

                  Ohio                               34-1395608
     (State of other jurisdiction of           (I.R.S. Employer
     incorporation or organization              Identification No.)

                 401 Clinton Street, Defiance, Ohio  43512
                  (Address of principal executive offices)
                                 (Zip Code)

                               (419) 783-8950
            (Registrant's telephone number, including area code)

                                   None
          (Former name, former address and former fiscal year, if
                        changed since last report.)


              Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                Yes  x                No

                The number of common shares of Rurban Financial Corp. outstanding was 2,184,378 on May 1, 1995.

                      PART 1 - FINANCIAL INFORMATION

Item 1.  Financial statements

           The interim consolidated financial statements of Rurban Financial Corp. are unaudited; however, the information contained herein reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of financial condition and results of operations for the interim periods presented. All adjustments reflected in these financial statements are of a normal recurring nature in accordance with Rule 10-01(b) (8) of Regulation S-X. Results of operations for the three months ended March 31, 1995 are not necessarily indicative of the results for the complete year.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

RURBAN FINANCIAL CORP. AND SUBSIDIARIES

                                                    March 31     December 31
                                                      1995           1994

                                                  (Unaudited)      (Note)

ASSETS

  Cash and due from banks                        $  15,420,040  $  20,606,577
  Federal funds sold                                10,316,522      4,571,594
          TOTAL CASH AND CASH EQUIVALENTS           25,736,562     25,178,171
  Interest bearing deposits in other
    financial institutions                             180,000        346,324
  Securities available-for-sale                     56,486,281     59,811,855
  Securities held-to-maturity (estimated market
    value of $10,713,000 and $10,346,000
     respectively)                                  10,659,221     10,370,912
  Loans, net of allowance for losses of
    $4,802,941 and $4,770,000 respectively         275,345,919    275,646,798
 Loans held for sale                                 4,497,762      4,689,611
 Premises and equipment, net                         9,127,408      9,264,085
 Accrued interest and other assets                   8,690,583      8,239,728

                            TOTAL ASSETS          $390,723,736   $393,547,484

                                               March 31      December 31
                                                 1995            1994
                                             (Unaudited)        (Note)

LIABILITIES AND SHAREHOLDERS' EQUITY
  Deposits:
    Noninterest bearing                    $  39,924,858   $  50,381,190
    Interest bearing                         311,173,426     304,264,446
                          TOTAL DEPOSITS     351,098,284     354,645,636

  Accrued expenses and other liabilities       2,641,308       3,227,261
                        TOTAL LIABILITIES    353,739,592     357,872,897


SHAREHOLDERS' EQUITY
  Common Shares, stated value $2.50
    a share:
    Authorized--5,000,000 shares
    Issued--2,184,378 shares                   5,460,945       5,460,945
  Capital Surplus                             14,388,172      14,388,172
  Retained earnings                           17,600,199      16,995,711
  Net unrealized depreciation on available-
    for-sale securities (net of tax of
    $239,634 and $602,851 respectively)         (465,172)     (1,170,241)
                 TOTAL SHAREHOLDERS' EQUITY   36,984,144      35,674,587
                     TOTAL LIABILITIES AND
                      SHAREHOLDERS' EQUITY $ 390,723,736   $ 393,547,484



See notes to condensed consolidated unaudited financial statements

Note: The balance sheet at December 31, 1994, has been derived from the audited financial statements at that date.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

RURBAN FINANCIAL CORP. AND SUBSIDIARIES
                                                       Three Months Ended
                                                          March 31
                                                      1995          1994

Interest income:
 Interest and fees on loans                    $ 6,308,185    $ 4,465,039
 Interest and dividends on securities:
  Taxable                                          810,255        594,283
  Tax-exempt                                       106,075         96,473
 Other                                              90,837         69,982
   TOTAL INTEREST INCOME                         7,315,352      5,225,777


Interest expense:
 Deposits                                        3,246,191      2,059,831
 Short-term borrowings                              34,689          1,527
   TOTAL INTEREST EXPENSE                        3,280,880      2,061,358
      NET INTEREST INCOME                        4,034,472      3,164,419
Provision for losses                               240,000        232,500
NET INTEREST INCOME AFTER
     PROVISION FOR LOSSES                        3,794,472      2,931,919

Noninterest income:
 Trust department                                  457,393        366,000
 Service charges on
  deposit accounts                                 272,443        246,519
 Data processing fees                              481,658        497,863
 Loss on sale of securities available-for-sale      (3,043)       - - -
 Loss on calls of securities held-to-maturity       - - -            (981)
 Other                                             144,087         96,604
      TOTAL NONINTEREST INCOME                   1,352,538      1,206,005

Noninterest expense:
 Salaries and employee
  benefits                                       1,685,257      1,400,079
 Net occupancy expense                             215,674        192,449
 Equipment expense                                 486,059        292,741
 Other                                           1,372,821      1,000,060
      TOTAL NONINTEREST EXPENSE                  3,759,811      2,885,329
            INCOME BEFORE
             INCOME TAXES                        1,387,199      1,252,595
Applicable income taxes                            455,055        407,691
               NET INCOME                       $  932,144     $  844,904
Net income per Common
 Share (Note B)                                 $      .43     $      .42


Average shares outstanding (Note B)              2,184,378      2,029,378

See notes to condensed consolidated unaudited financial statements

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)

RURBAN FINANCIAL CORP. AND SUBSIDIARIES

                                                    Three Months Ended
                                                          March 31

                                                   1995           1994

Balance beginning of
 period                                       $  35,674,587  $  31,292,709

Net Income                                          932,144        844,904

Cash dividends declared ($.15
 per share)                                        (327,656)      (304,408)
Unrealized holding gains on available-for-sale
 securities upon adoption of SFAS No. 115 on
 January 1, 1994                                      - - -        198,496
Change in net unrealized holding gains (losses)
 on available-for-sale securities                   705,069       (352,633)

Balance end of period                          $ 36,984,144   $ 31,679,068



See notes to condensed consolidated unaudited financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

RURBAN FINANCIAL CORP. AND SUBSIDIARIES
                                                    Three Months Ended
                                                          March 31
                                                    1995          1994
Cash Flows From Operating Activities
 Cash received from customers' fees and
  commissions                                  $  1,355,581  $  1,206,986
 Cash paid to suppliers and employees            (5,196,876)   (3,270,858)
 Interest received                                6,978,041     5,378,296
 Interest paid                                   (3,066,418)   (2,024,624)
 Income taxes paid                                   (5,000)       - - -
  Net Cash from operating activities                 65,328     1,289,800

Cash Flows From Investing Activities
 Net decrease in interest earning deposits
  in other financial institutions                   166,324        - - -
 Proceeds from principal repayments,
  maturities and calls of:
 Securities available-for-sale                    7,893,786     8,473,318
 Securities held-to-maturity                        163,051         3,000
 Purchase of securities available-for-sale       (3,502,969)   (9,022,721)
 Purchase of securities held-to-maturity           (451,360)     (769,844)
 Net (increase)/decrease in loans                  (650,366)   (7,555,602)
 Proceeds from sales of loans                       847,714     6,455,649
 Recoveries on loan charge-offs                      57,941        55,553
 Premises and equipment expenditures               (156,050)      (24,589)
  Net cash from investing activities              4,368,071    (2,385,236)

Cash Flows From Financing Activities
 Net Increase/(decrease) in deposits             (3,547,352)       72,426
 Net increase/(decrease) in short-term
  borrowings                                       - - -       (1,000,000)
 Dividends paid                                    (327,656)     (304,408)
  Net cash from financing activities             (3,875,008)   (1,231,982)

Net Change In Cash And Cash Equivalent              558,391    (2,327,418)

Cash And Cash Equivalents At Beginning Of Year   25,178,171    18,336,732

Cash And Cash Equivalents At End Of Year        $25,736,562   $16,009,314

CONSOLIDATED STATEMENT OF CASH FLOWS - CONTINUED (UNAUDITED)


                                                    Three Months Ended
                                                         March 31
                                                    1995          1994

Reconciliation Of Net Income To Net
 Cash From Operating Activities
 Net income                                  $   932,144     $   844,904
 Adjustments to reconcile net income to
  net cash from operating activities:
   Depreciation                                  292,727         201,755
   Amortization of intangible assets              82,500          62,990
   Provision for loan losses                     240,000         232,500
   Loss on held-to-maturity security called        - - -             981
   Loss on available-for-sale-security sold        3,043           - - -
   Increase/(decrease) in deferred loan fees      (2,561)          1,696
   (Increase)/decrease in interest receivable   (334,750)        150,823
   (Increase)/decrease in other assets          (561,822)       (257,397)
   Increase/(decrease) in interest payable       214,462          36,734
   Increase/(decrease) in income taxes payable   450,055         407,691
   Increase/(decrease) in other liabilities   (1,250,470)       (392,877)
    Net cash from operating activities       $    65,328)    $ 1,289,800

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

RURBAN FINANCIAL CORP. AND SUBSIDIARIES

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes included in the Coproation's annual report for the year ended December 31, 1994.

ALLOWANCE FOR LOAN LOSSES--An allowance for loan losses is established and maintained because some loans may not be repaid in full. Increases to the allowance are recorded by a provision for loan losses charged to expense. Estimating the risk of loss and the amount of loss on any loan is necessarily subjective. Accordingly, the allowance is maintained by management at a level considered adequate to cover losses that are currently anticipated based on past loss experience, general economic conditions, information about specific borrower situations including their financial position and collateral values, and other factors and estimates which are subject to change over time. While management may periodically allocate portions of the allowance for specific problem loan situations, the entire allowance is available for any loan charge-offs that may occur. A loan is charged off by management as a loss when deemed uncollectible, although collection efforts continue and future recoveries may occur.

FASB Standards No. 114 and No. 118 were adopted January 1, 1995. Under these standards, loans considered to be impaired are reduced to the present value of expected future cash flows or to the fair value of collateral, by allocating a portion of the allowance for loan losses to such loans. If these allocations cause the allowance for loan losses to require increase, such increase is reported as bad debt expense. The effect of adopting the new guidance was not material to the Corporations consolidated financial statements.

Interest Income--The carrying value of impaired loans are periodically adjusted to reflect cash payments, revised estimates of future cash flows, and increases in the present value for expected cash flows due to the passage of time. Cash payments representing interest income are reported as such. Other cash payments are reported as reductions in carrying value, while increases or decreases due to changes in estimates of future payments and due to passage of time are reported as bad debt expense, if reductions, or otherwise as interest income.

NOTE B--EARNINGS AND DIVIDENDS PER COMMON SHARE

Earnings per common share have been computed based on the weighted average number of shares outstanding during the periods presented. On January 7, 1994, the Board of Directors declared a two-for-one stock split payable on January 28, 1994 increasing outstanding shares by 1,104,689 shares. Earnings per share and dividends declared per common share have been restated for all periods presented to give effect to the stock split. The number of shares used in the computation of earnings per common share was 2,029,378 for 1994 and 2,184,378 for 1995.


NOTE C--ALLOWANCE FOR LOAN LOSSES

The following is a summary of the activity in the allowance for loan losses account for the quarter ended March 31, 1995:


Balance at beginning of quarter              $ 4,770,000
Provision charged to expense                     240,000
Recoveries credited to allowance                  57,941
Losses charged to allowance                     (265,000)
Balance at end of quarter                    $ 4,802,941

Information regarding impaired loans is as follows for the quarter ended March 31, 1995:

Average investment in impaired loans         $ 2,297,987
Interest income recognized on impaired
 loans including interest recognized
 on cash basis                                   -0-

Information regarding impaired loans at quarter-end is as follows:

Balance of impaired loans                    $ 3,540,298
Less portion for which no allowance
 for loan losses is allocated                    -0-
Portion of impaired loan balance for which
 an allowance for credit losses is allocated $ 3,540,298
Portion of allowance for loan losses
 allocated to the impaired loan balance      $ 1,006,719

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Rurban Financial Corp. ("Rurban") was incorporated on February 23, 1983, under the laws of the State of Ohio. Rurban is a bank holding company registered with the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended. Rurban's subsidiaries, The State Bank and Trust Company ("State Bank"), The Peoples Banking Company ("Peoples Bank"), The First National Bank of Ottawa ("First National Bank") and the Citizens Savings Bank ("Citizens Bank") are engaged only in the industry segment of commercial banking. Rurban's subsidiary, Rurbanc Data Services ("Rurbanc"), provides computerized data processing services for the Corporation's subsidiary banks as well as other banks and businesses. Rurban's subsidiary, Rurban Life Insurance Company ("Rurban Life") has a certificate of authority from the State of Arizona to transact insurance as a domestic life and disability reinsurer.

Liquidity

Liquid assets consist of cash, amount due from banks, securities, federal funds sold and loans held for sale. These assets decreased 2,837,047 from December 31, 1994 to March 31, 1995. Liquid assets were 26% of total assets at December 31, 1994 and 25% of total assets at March 31, 1995. This difference represents normal fluctuation and was not due to any change in policy of management regarding liquidity.

Capital Resources

Capital Resources increased $1,309,557 between December 31, 1994 and March 31, 1995. This increase was attributed to earnings of $932,144 less dividends declared, during the three months ended March 31, 1995, of $327,656 plus change in net unrealized depreciation on available-for-sale securities of $705,069.

The following table provides the minimum regulatory capital requirements and the Corporation's capital ratios at March 31, 1995.

                                      Minimum Regulatory      Corporation's
                                     Capital Requirements     Capital Ratio

Ratio of tier 1 capital to
  weighted-risk assets                      4.00%                  13.19%
Ratio of total capital to
  weighted-risk assets                      8.00%                  14.44%
Ratio of shareholders' equity
  to weighted risk assets                   4.00%                  13.88%
Leverage Ratio                              4.00%                   9.15%
Ratio of total shareholders'
  equity to total assets                    None                    9.47

The Corporation's subsidiaries meet the applicable minimum regulatory capital requirements at March 31, 1995. The Corporation remains comfortably above the minimum regulatory capital requirements. The Banking Regulators may alter minimum capital requirements as a result of revising their internal policies and their ratings of the Corporation's Subsidiary Banks.

As of March 31, 1995, management is not aware of any current recommendation by banking regulatory authorities which if they were to be implemented would have, or are reasonably likely to have, a material adverse effect on the Corporation's liquidity, capital resources or operations.

Supplemental Information

Nonperforming loans increased $1,578,000 from December 31, 1994 to March 31, 1995 primarily due to three large commercial loan customers for whom recognition of future interest income had become questionable.

Material Changes in Financial Condition

There were no material changes in financial condition as of March 31, 1995 compared to December 31, 1994.

Material Changes in Results of Operations

Net interest income for the quarter ended March 31, 1995 was $4,034,472, an increase of $870,053 (27%) over the same period in 1994. The increase is primarily due to the acquisition of Citizens Bank located in Pemberville, Ohio, in October of 1994, and a favorable increase in yields on earning assets.

Total noninterest income increased $146,533 (12%) to $1,352,538 due mainly to an increase of $91,393 (25%) in Trust Department fees and an increase in service charges on deposits of $25,924 (11%) and other income of $47,483 (49%) due partly to the acquisition of Citizens Bank.

Total noninterest expense increased $874,482 (30%) to $3,759,811 for the quarter ended March 31, 1995 when compared to the same period in 1994, due to the following factors. Salaries and employee benefits increased $285,178 (20%) due in part to the acquisition of Citizens Bank as well as to normal salary increases. Equipment expense increased $194,318 (66%) due mainly to a major conversion process undertaken by Rurbanc. The most significant factor in the increase in other expenses of $372,761 was the acquisition of Citizens Bank along with normal inflation.

Income tax expense for the quarter was $455,055, an increase of $47,364 over the same period in 1994 due to an increase in taxable income.

The result of all these factors is an increase in net income of $87,240 (10%) to $932,144 for the three months ended March 31, 1995.

                        PART 11 - OTHER INFORMATION


     Item 6.  Exhibits and Reports on Form 8-K

       (a)  Exhibits

            See index to exhibits on page 14

       (b)  Reports on Form 8-K

            None


                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                        RURBAN FINANCIAL CORP.


     Date   May 8, 1995                 By /s/Richard C. Burrows
                                           Richard C. Burrows
                                           President



                                        By /s/David E. Manz
                                           David E. Manz
                                           Executive Vice President &
                                           Chief Financial Officer

                             INDEX TO EXHIBITS

EXHIBIT NO.                                    DESCRIPTION
    27                                         FINANCIAL DATA SCHEDULE