Form 10-Q
period 1995-06-30
RURBAN FINANCIAL CORP
filed 1995-08-03
CIK 767405

CONFORMED COPY


                                 FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended June 30, 1995.

                                    OR

     [ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
     For the transition period from_______________to_______________

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

                Yes  x                No

                The number of common shares of Rurban Financial Corp. outstanding was 2,184,378 on August 1, 1995.

                      PART 1 - FINANCIAL INFORMATION

Item 1.  Financial statements

           The interim consolidated financial statements of Rurban Financial Corp. are unaudited; however, the information contained herein reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of financial condition and results of operations for the interim periods presented. All adjustments reflected in these financial statements are of a normal recurring nature in accordance with Rule 10-01(b) (8) of Regulation S-X. Results of operations for the six months ended June 30, 1995 are not necessarily indicative of the results for the complete year.




CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

RURBAN FINANCIAL CORP. AND SUBSIDIARIES

                                                    June 30      December 31
                                                      1995           1994

                                                  (Unaudited)      (Note)

ASSETS

  Cash and due from banks                        $  17,904,353  $  20,606,577
  Federal funds sold                                13,073,000      4,571,594
          TOTAL CASH AND CASH EQUIVALENTS           30,977,353     25,178,171
  Interest bearing deposits in other
    financial institutions                             180,000        346,324
  Securities available-for-sale                     62,343,655     59,811,855
  Securities held-to-maturity (estimated market
    value of $10,710,000 and $10,346,000
     respectively)                                  10,759,414     10,370,912
  Loans, net of allowance for losses of
    $4,223,836 and $4,770,000 respectively         275,990,854    275,646,798
 Loans held for sale                                 4,121,780      4,689,611
 Premises and equipment, net                         8,922,810      9,264,085
 Accrued interest and other assets                   8,713,299      8,239,728

                            TOTAL ASSETS          $402,009,165   $393,547,484






                                                June 30      December 31
                                                 1995            1994
                                             (Unaudited)        (Note)

LIABILITIES AND SHAREHOLDERS' EQUITY
  Deposits:
    Noninterest bearing                    $  41,532,966   $  50,381,190
    Interest bearing                         318,839,179     304,264,446
                          TOTAL DEPOSITS     360,372,145     354,645,636

  Accrued expenses and other liabilities       3,442,499       3,227,261
                        TOTAL LIABILITIES    363,814,644     357,872,897


SHAREHOLDERS' EQUITY
  Common Shares, stated value $2.50
    a share:
    Authorized--5,000,000 shares
    Issued--2,184,378 shares                   5,460,945       5,460,945
  Capital Surplus                             14,388,172      14,388,172
  Retained earnings                           18,326,075      16,995,711
  Net unrealized gain/(loss) on available-
    for-sale securities (net of tax of
      $9,957 and $602,851 respectively)           19,329      (1,170,241)
                 TOTAL SHAREHOLDERS' EQUITY   38,194,521      35,674,587
                     TOTAL LIABILITIES AND
                      SHAREHOLDERS' EQUITY $ 402,009,165   $ 393,547,484





See notes to condensed consolidated unaudited financial statements

Note: The balance sheet at December 31, 1994, has been derived from the audited financial statements at that date.



CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

RURBAN FINANCIAL CORP. AND SUBSIDIARIES
                                                       Three Months Ended
                                                           June 30
                                                      1995          1994

Interest income:
 Interest and fees on loans                    $ 6,578,911    $ 4,721,474
 Interest and dividends on securities:
  Taxable                                          814,576        580,989
  Tax-exempt                                       105,898         87,617
 Other                                             205,719         39,739
   TOTAL INTEREST INCOME                         7,705,104      5,429,819


Interest expense:
 Deposits                                        3,539,606      2,173,485
 Short-term borrowings                               2,671         22,930
   TOTAL INTEREST EXPENSE                        3,542,277      2,196,415
      NET INTEREST INCOME                        4,162,827      3,233,404
Provision for losses                               265,000        232,500
NET INTEREST INCOME AFTER
     PROVISION FOR LOSSES                        3,897,827      3,000,904

Noninterest income:
 Trust department                                  479,966        460,531
 Service charges on
  deposit accounts                                 299,147        237,650
 Data processing fees                              474,397        487,077
 Gain on sale of securities available-for-sale       6,156         - - -
 Loss on calls of securities held-to-maturity       - - -          - - -
 Other                                             197,024        110,289
      TOTAL NONINTEREST INCOME                   1,456,690      1,295,547

Noninterest expense:
 Salaries and employee
  benefits                                       1,655,920      1,409,730
 Net occupancy expense                             209,089        191,205
 Equipment expense                                 484,770        267,134
 Other                                           1,429,694      1,210,878
      TOTAL NONINTEREST EXPENSE                  3,779,473      3,078,947
            INCOME BEFORE
             INCOME TAXES                        1,575,044      1,217,504
Applicable income taxes                            521,511        389,907
               NET INCOME                       $1,053,533     $  827,597
Net income per Common
 Share (Note B)                                 $      .48     $      .41


Average shares outstanding (Note B)              2,184,378      2,029,378

See notes to condensed consolidated unaudited financial statements


CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

RURBAN FINANCIAL CORP. AND SUBSIDIARIES

                                                       Six  Months Ended
                                                           June 30
                                                    1995            1994

Interest income:                                $ 12,887,096   $  9,186,513
 Interest and fees on loans
 Interest and dividends on securities:
  Taxable                                          1,624,831      1,175,272
  Tax-exempt                                         211,973        184,090
 Other                                               296,556        109,721
   TOTAL INTEREST INCOME                          15,020,456     10,655,596


Interest expense:
 Deposits                                          6,785,797      4,233,316
 Short-term borrowings                                37,360         24,457
   TOTAL INTEREST EXPENSE                          6,823,157      4,257,773
      NET INTEREST INCOME                          8,197,299      6,397,823
Provision for losses                                 505,000        465,000
NET INTEREST INCOME AFTER
     PROVISION FOR LOSSES                          7,692,299      5,932,823

Noninterest income:
 Trust department                                    937,359        826,531
 Service charges on
  deposit accounts                                   571,590        484,169
 Data processing fees                                956,055        984,940
 Gain on sale of securities available-for-sale         3,113         - - -

 Loss on calls of securities held-to-maturity         - - -            (981)
 Other                                               341,111        206,893
      TOTAL NONINTEREST INCOME                     2,809,228      2,501,552

Noninterest expense:
 Salaries and employee
  benefits                                         3,341,177      2,809,809
 Net occupancy expense                               424,763        383,654
 Equipment expense                                   970,829        559,875
 Other                                             2,802,515      2,210,938
      TOTAL NONINTEREST EXPENSE                    7,539,284      5,964,276
            INCOME BEFORE
             INCOME TAXES                          2,962,243      2,470,099
Applicable income taxes                              976,566        797,598
               NET INCOME                        $ 1,985,677    $ 1,672,501
Net income per Common
 Share (Note B)                                  $       .91    $       .82


Average shares outstanding (Note B)                 2,184,378     2,029,378

See notes to condensed consolidated unaudited financial statements




CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)

RURBAN FINANCIAL CORP. AND SUBSIDIARIES



                               Three Months Ended      Six Months Ended
                                     June 30               June 30
                               1995          1994      1995         1994

Balance beginning of
 period                    $36,984,144 $31,679,068 $35,674,587 $31,292,709
 Net Income                  1,053,533     827,597   1,985,677   1,672,501
Cash dividends declared
 ($.15 and $.30 per
 share in 1995 and 1994)      (327,657)   (304,406)   (655,313)   (608,814)
Unrealized holding gains
 on available-for-sale
 securities upon adoption
 of SFAS No. 115 on
 January 1, 1994                - - -        - - -       - - -     198,496
Change in net unrealized
 holding gains (losses) on
 available-for-sale
 securities                    484,501    (210,323)  1,189,570    (562,956)

Balance end of period      $38,194,521 $31,991,936 $38,194,521 $31,991,936



See notes to condensed consolidated unaudited financial statements

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

RURBAN FINANCIAL CORP. AND SUBSIDIARIES
                                                     Six Months Ended
                                                           June 30
                                                    1995          1994
Cash Flows From Operating Activities
 Cash received from customers' fees and
  commissions                                  $  2,806,115  $  2,502,533
 Cash paid to suppliers and employees            (8,041,244)   (5,946,332)
 Interest received                               14,681,283    10,685,154
 Interest paid                                   (6,561,120)   (4,247,187)
 Income taxes paid                                 (696,000)     (791,650)
  Net Cash from operating activities              2,189,034     2,202,518

Cash Flows From Investing Activities
 Net decrease in interest earning deposits
  in other financial institutions                   166,324        - - -
 Proceeds from principal repayments,
  maturities and calls of:
 Securities available-for-sale                   15,224,472    12,950,132
 Securities held-to-maturity                        921,359       552,595
 Purchase of securities available-for-sale      (15,950,781)  (13,236,656)
 Purchase of securities held-to-maturity         (1,309,861)   (1,124,404)
 Net (increase)/decrease in loans                (4,066,258)  (19,325,274)
 Proceeds from sales of loans                     3,601,800     7,820,067
 Recoveries on loan charge-offs                     190,836       124,121
 Premises and equipment expenditures               (238,939)     (186,017)
  Net cash from investing activities             (1,461,048)  (12,425,436)

Cash Flows From Financing Activities
 Net Increase/(decrease) in deposits              5,726,509   (1,799,772)
 Net increase/(decrease) in short-term
  borrowings                                       - - -        8,200,000
 Dividends paid                                    (655,313)     (608,814)
  Net cash from financing activities              5,071,196     5,791,414

Net Change In Cash And Cash Equivalents           5,799,182    (4,431,504)

Cash And Cash Equivalents At Beginning Of Year   25,178,171    18,336,732

Cash And Cash Equivalents At End Of Period      $30,977,353   $13,905,228




CONSOLIDATED STATEMENT OF CASH FLOWS - CONTINUED (UNAUDITED)


                                                      Six Months Ended
                                                          June 30
                                                    1995          1994

Reconciliation Of Net Income To Net
 Cash From Operating Activities
 Net income                                  $ 1,985,677     $ 1,672,501
 Adjustments to reconcile net income to
  net cash from operating activities:
   Depreciation                                  580,214         406,211
   Amortization of intangible assets             165,000         106,000
   Provision for loan losses                     505,000         465,000
   Loss on held-to-maturity security called        - - -             981
   (Gain) on available-for-sale-securities sold   (3,113)         - - -
   Increase/(decrease) in deferred loan fees      (7,603)         15,641
   (Increase)/decrease in interest receivable   (331,570)         13,917
   (Increase)/decrease in other assets          (919,809)       (279,980)
   Increase/(decrease) in interest payable       262,037          10,586
   Increase/(decrease) in income taxes payable   280,566           5,948
   Increase/(decrease) in other liabilities     (327,365)       (214,287)
    Net cash from operating activities       $ 2,189,034     $ 2,202,518




See note to condensed consolidated unaudited financial statements.



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

For further information, refer to the consolidated financial statements and footnotes included in the Corporation's annual report for the year ended December 31, 1994.

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

NOTE C--ELECTION OF DIRECTORS

At the annual Meeting of Shareholders on April 24, 1995, an election of Class 1 Directors was held with the following results:

                         Votes Cast    Votes Cast
   Nominee                   For        Against         Abstentions

Richard C. Burrows       1,576,996       29,588           43,749
David E. Manz            1,570,825       35,759           43,749
Steven D. Van Demark     1,596,037       10,547           43,749

The following directors did not stand for election and their term of office continued after the meeting:

John R. Compo                           John H. Moore
Robert A. Fawcett, Jr.                  Merlin W. Mygrant
Richard Z. Graham                       J. Michael Walz


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

Liquidity

Liquid assets consist of cash, amount due from banks, securities, federal funds sold and loans held for sale. These assets increased 7,985,329 from December 31, 1994 to June 30, 1995. Liquid assets were 26% of total assets at December 31, 1994 and 27% of total assets at June 30, 1995. This difference represents normal fluctuation and was not due to any change in policy of management regarding liquidity.

Capital Resources

Capital Resources increased $2,519,934 between December 31, 1994 and June 30, 1995. This increase was attributed to earnings of $1,985,677 less dividends declared, during the six months ended June 30, 1995, of $655,313 plus change in net unrealized gain/(loss) on available-for-sale securities of $1,189,570.

The following table provides the minimum regulatory capital requirements and the Corporation's capital ratios at June 30, 1995.

                                      Minimum Regulatory      Corporation's
                                     Capital Requirements     Capital Ratio

Ratio of tier 1 capital to
  weighted-risk assets                      4.00%                  13.41%
Ratio of total capital to
  weighted-risk assets                      8.00%                  14.66%
Ratio of shareholders' equity
  to weighted risk assets                   4.00%                  14.07%
Leverage Ratio                              4.00%                   9.10%
Ratio of total shareholders'
  equity to total assets                    None                    9.50%


The Corporation's subsidiaries meet the applicable minimum regulatory capital requirements at June 30, 1995. The Corporation remains comfortably above the minimum regulatory capital requirements. The Banking Regulators may alter minimum capital requirements as a result of revising their internal policies and their ratings of the Corporation's Subsidiary Banks.


As of June 30, 1995, management is not aware of any current recommendation by banking regulatory authorities which if they were to be implemented would have, or are reasonably likely to have, a material adverse effect on the Corporation's liquidity, capital resources or operations.

Supplemental Information

Nonperforming loans decreased $1,696,000 from December 31, 1994 to June 30, 1995 primarily due to the liquidation of three large Commercial loans for which recognition of future interest income had become questionable.

Material Changes in Financial Condition

There were no material changes in financial condition as of June 30, 1995 compared to December 31, 1994.

Material Changes in Results of Operations

Net interest income for the quarter ended June 30, 1995 was $4,162,827, an increase of $929,423 (29%) over the second quarter of 1994 and for the six months was $8,197,299, an increase of $1,799,476 (28%) over the same period in 1994. These increases are primarily due to the acquisition of Citizens Bank located in Pemberville, Ohio, in October of 1994, and a favorable increase in yields on earning assets.

Total noninterest income increased $161,143 (12%) to $1,456,690 for the first quarter and $307,676 (12%) to 2,809,228 for the first six months due mainly to an increase of $19,435 (4%) and $110,828 (13%) in Trust Department fees, an increase in service charges on deposits of $61,497 (26%) and $87,421 (18%) and an increase in other income of $86,735 (79%) and $134,218 (65%) due partly to the acquisition of Citizens Bank.

Total noninterest expense increased $799,526 (23%) to $3,779,473 for the quarter ended June 30, 1995 and $1,575,008 (26%) to $7,539,284 for the six
months when compared to the same periods in 1994, due to the following factors. Salaries and employee benefits increased $246,190 (17%) and $531,368 (19%), respectively, due in part to the acquisition of Citizens Bank as well as to normal salary increases. Equipment expense increased $217,636 (81%) for the quarter and $410,954 (73%) for the six months due mainly to a major conversion project undertaken by Rurbanc. The most significant factors in the increases in other expenses of $218,816 (18%) and $519,577 (27%) were the acquisition of Citizens Bank along with normal inflation.

Income tax expense for the quarter was $521,511, an increase of $131,604 and for the six months was $976,566, an increase of $178,968, over the same periods in 1994, due to an increase in taxable income.

The result of all these factors is an increase in net income of $225,936 (27%) for the three months and an increase of $313,176 (19%) for the six months ended June 30, 1995.


                        PART 11 - OTHER INFORMATION


     Item 6.  Exhibits and Reports on Form 8-K

       (a)  Exhibits

            See index to exhibits on pages 14 and 15

       (b)  Reports on Form 8-K


            On June 16, 1995, the registrant filed a Form 8-K to announce that Thomas C. Williams has been elected President and CEO of Rurban Financial Corp. and its wholly-owned subsidiary, The State Bank and Trust Company.





                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                        RURBAN FINANCIAL CORP.


     Date     August 1,1995             By /s/Thomas C. Williams
                                          Thomas C. Williams
                                          President



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