Form 10-Q
period 1995-09-30
RURBAN FINANCIAL CORP
filed 1995-11-06
CIK 767405

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1995.

                                      OR

[] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

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

                Yes  x                No

     The number of common shares of Rurban Financial Corp. outstanding was 2,184,378 on November 1, 1995.

                              PART 1 - FINANCIAL INFORMATION

Item 1.  Financial statements

     The interim consolidated financial statements of Rurban Financial Corp. are unaudited; however, the information contained herein reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of financial condition and results of operations for the interim periods presented. All adjustments reflected in these financial statements are of a normal recurring nature in accordance with Rule 10-01(b) (8) of Regulation S-X. Results of operations for the nine months ended September 30, 1995 are not necessarily indicative of the results for the complete year.

              CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                   RURBAN FINANCIAL CORP. AND SUBSIDIARIES

                                                 September 30   December 31
                                                      1995           1994
                                                  (Unaudited)      (Note)

ASSETS

  Cash and due from banks                        $  16,598,434  $  20,606,577
  Federal funds sold                                12,324,613      4,571,594
                                                  ------------   ------------
          TOTAL CASH AND CASH EQUIVALENTS           28,923,047     25,178,171
  Interest bearing deposits in other
    financial institutions                             180,000        346,324
  Securities available-for-sale                     69,991,936     59,811,855
  Securities held-to-maturity (estimated market
    value of $10,747,000 and $10,346,000
     respectively)                                  10,734,736     10,370,912
  Loans, net of allowance for losses of
    $4,252,463 and $4,770,000 respectively         277,667,616    275,646,798
 Loans held for sale                                 2,870,913      4,689,611
 Premises and equipment, net                         8,714,460      9,264,085
 Accrued interest and other assets                   8,955,162      8,239,728
                                                   -----------    -----------

                            TOTAL ASSETS          $408,037,870   $393,547,484
                                                   -----------    ===========

                                            September 30      December 31
                                                 1995            1994
                                             (Unaudited)        (Note)

LIABILITIES AND SHAREHOLDERS' EQUITY
  Deposits:
    Noninterest bearing                    $  42,130,887   $  50,381,190
    Interest bearing                         323,135,464     304,264,446
                                            ------------    ------------
                          TOTAL DEPOSITS     365,266,351     354,645,636

  Accrued expenses and other liabilities       3,681,027       3,227,261
                        TOTAL LIABILITIES    368,947,378     357,872,897


SHAREHOLDERS' EQUITY
  Common Shares, stated value $2.50
    a share:
    Authorized--5,000,000 shares
    Issued--2,184,378 shares                   5,460,945       5,460,945
  Capital Surplus                             14,388,172      14,388,172
  Retained earnings                           19,193,603      16,995,711
  Net unrealized gain/(loss) on available-
    for-sale securities (net of tax of
     $24,610 and $602,851 respectively)           47,772      (1,170,241)
                                            -------------   ------------
                 TOTAL SHAREHOLDERS' EQUITY   39,090,492      35,674,587
                                            -------------   ------------
                     TOTAL LIABILITIES AND
                      SHAREHOLDERS' EQUITY $ 408,037,870   $ 393,547,484
                                            =============   ============


See notes to condensed consolidated unaudited financial statements

Note: The balance sheet at December 31, 1994, has been derived from the audited financial statements at that date.

           CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                   RURBAN FINANCIAL CORP. AND SUBSIDIARIES

                                                       Three Months Ended
                                                         September 30
                                                      1995          1994

Interest income:
 Interest and fees on loans                    $ 6,790,990    $ 5,140,215
 Interest and dividends on securities:
  Taxable                                        1,006,080        545,452
  Tax-exempt                                       107,738         68,937
 Other                                             206,551         23,920
                                                 ---------      ---------
   TOTAL INTEREST INCOME                         8,111,359      5,778,524


Interest expense:
 Deposits                                        3,663,033      2,304,986
 Short-term borrowings                                 548         82,567
                                                 ---------      ---------
   TOTAL INTEREST EXPENSE                        3,663,581      2,387,553
                                                 ---------      ---------
      NET INTEREST INCOME                        4,447,778      3,390,971
Provision for losses                               280,435        232,500
                                                 ---------      ---------
NET INTEREST INCOME AFTER
     PROVISION FOR LOSSES                        4,167,343      3,158,471

Noninterest income:
 Trust department                                  495,607        478,950
 Service charges on
  deposit accounts                                 318,031        249,126
 Data processing fees                              507,444        484,410
 Gain on sale of securities available-for-sale      - - -         - - -
 Loss on calls of securities held-to-maturity       - - -         - - -
 Other                                             117,489        112,016
                                                 ---------      ---------
      TOTAL NONINTEREST INCOME                   1,438,571      1,324,502

Noninterest expense:
 Salaries and employee
  benefits                                       1,776,951      1,378,400
 Net occupancy expense                             229,141        187,843
 Equipment expense                                 406,030        285,755
 Other                                           1,396,455      1,085,997
                                                 ---------      ---------
      TOTAL NONINTEREST EXPENSE                  3,808,577      2,937,995
                                                 ---------      ---------
            INCOME BEFORE
             INCOME TAXES                        1,797,337      1,544,978
Applicable income taxes                            602,153        512,730
                                                 ---------      ---------
               NET INCOME                       $1,195,184     $1,032,248
                                                 =========      =========
Net income per Common
 Share (Note B)                                 $      .55     $      .51


Average shares outstanding (Note B)              2,184,378      2,029,378

See notes to condensed consolidated unaudited financial statements

           CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                   RURBAN FINANCIAL CORP. AND SUBSIDIARIES

                                                      Nine  Months Ended
                                                       September 30
                                                    1995            1994

Interest income:                                $ 19,678,086   $ 14,326,728
 Interest and fees on loans
 Interest and dividends on securities:
  Taxable                                          2,630,911      1,720,724
  Tax-exempt                                         319,711        253,027
 Other                                               503,107        133,641
                                                  ----------     ----------
   TOTAL INTEREST INCOME                          23,131,815     16,434,120


Interest expense:
 Deposits                                         10,448,830      6,538,302
 Short-term borrowings                                37,908        107,024
                                                  ----------     ----------
   TOTAL INTEREST EXPENSE                         10,486,738      6,645,326
                                                  ----------     ----------
      NET INTEREST INCOME                         12,645,077      9,788,794
Provision for losses                                 785,435        697,500
                                                  ----------     ----------
NET INTEREST INCOME AFTER
     PROVISION FOR LOSSES                         11,859,642      9,091,294

Noninterest income:
 Trust department                                  1,432,966      1,305,481
 Service charges on
  deposit accounts                                   889,621        733,295
 Data processing fees                              1,463,499      1,469,350
 Gain on sale of securities available-for-sale         3,113         - - -
 Loss on calls of securities held-to-maturity         - - -            (981)
 Other                                               458,600        318,909
                                                  ----------     ----------
      TOTAL NONINTEREST INCOME                     4,247,799      3,826,054

Noninterest expense:
 Salaries and employee
  benefits                                         5,118,128      4,188,209
 Net occupancy expense                               653,904        571,497
 Equipment expense                                 1,376,859        845,630
 Other                                             4,198,970      3,296,935
                                                  ----------     ----------
      TOTAL NONINTEREST EXPENSE                   11,347,861      8,902,271
            INCOME BEFORE
             INCOME TAXES                          4,759,580      4,015,077
Applicable income taxes                            1,578,719      1,310,328
                                                  ----------     ----------
               NET INCOME                        $ 3,180,861    $ 2,704,749
                                                  ----------     ==========
Net income per Common
 Share (Note B)                                  $      1.46    $      1.33


Average shares outstanding (Note B)                 2,184,378     2,029,378

See notes to condensed consolidated unaudited financial statements

    CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)

                   RURBAN FINANCIAL CORP. AND SUBSIDIARIES


                               Three Months Ended       Nine Months Ended
                                 September 30             September 30
                               1995         1994        1995         1994

Balance beginning of
 period                    $38,194,521  $31,991,936  $35,674,587  $31,292,709
 Net Income                  1,195,184    1,032,248    3,180,861    2,704,749
Cash dividends declared
 ($.15 and $.45 per
 share in 1995 and 1994)      (327,656)    (304,407)    (982,969)    (913,221)
Unrealized holding gains
 on available-for-sale
 securities upon adoption
 of SFAS No. 115 on
 January 1, 1994                - - -         - - -        - - -      198,496
Change in net unrealized
 holding gains (losses) on
 available-for-sale
 securities                     28,443     (137,215)   1,218,013     (700,171)
                             ---------   ----------   ----------   ----------

Balance end of period      $39,090,492  $32,582,562  $39,090,492  $32,582,562
                            ==========   ==========   ==========   ==========


See notes to condensed consolidated unaudited financial statements

               CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                   RURBAN FINANCIAL CORP. AND SUBSIDIARIES

                                                    Nine Months Ended
                                                      September 30
                                                    1995          1994
Cash Flows From Operating Activities
 Cash received from customers' fees and
  commissions                                  $  4,244,686  $  3,827,035
 Cash paid to suppliers and employees           (10,830,653)   (8,507,745)
 Interest received                               22,112,347    16,415,426
 Interest paid                                  (10,399,355)   (6,557,284)
 Income taxes paid                               (1,211,500)   (1,260,850)
                                                -----------   -----------
  Net Cash from operating activities              3,915,525     3,916,582
                                                -----------   -----------

Cash Flows From Investing Activities
 Net decrease in interest earning deposits
  in other financial institutions                   166,324        - - -
 Proceeds from principal repayments,
  maturities and calls of:
 Securities available-for-sale                   21,114,067    22,127,518
 Securities held-to-maturity                      1,633,886       873,006
 Purchase of securities available-for-sale      (29,445,561)  (13,318,515)
 Purchase of securities held-to-maturity         (1,997,710)   (2,035,646)
 Net (increase)/decrease in loans                (9,259,122)  (27,357,491)
 Proceeds from sales of loans                     7,929,292     8,734,561
 Recoveries on loan charge-offs                     360,028       231,569
 Premises and equipment expenditures               (309,599)     (225,807)
                                                 ----------    ----------
  Net cash from investing activities             (9,808,395)  (10,970,805)
                                                 ----------    ----------

Cash Flows From Financing Activities
 Net Increase/(decrease) in deposits             10,620,715    (1,342,860)
 Net increase/(decrease) in short-term
  borrowings                                       - - -        4,200,000
 Dividends paid                                    (982,969)     (913,221)
                                                 ----------    ----------
  Net cash from financing activities              9,637,746     1,943,919
                                                 ----------    ----------

Net Change In Cash And Cash Equivalents           3,744,876    (5,110,304)

Cash And Cash Equivalents At Beginning Of Year   25,178,171    18,336,732
                                                 ----------    ----------

Cash And Cash Equivalents At End Of Period      $28,923,047   $13,226,428
                                                 ==========    ==========

         CONSOLIDATED STATEMENT OF CASH FLOWS - CONTINUED (UNAUDITED)


                                                   Nine Months Ended
                                                    September 30
                                                  1995          1994

Reconciliation Of Net Income To Net
 Cash From Operating Activities
 Net income                                  $ 3,180,861     $ 2,704,749
 Adjustments to reconcile net income to
  net cash from operating activities:
   Depreciation                                  859,224         641,043
   Amortization of intangible assets             309,503         139,000
   Provision for loan losses                     785,435         697,500
   Loss on held-to-maturity security called        - - -             981
   (Gain) on available-for-sale-securities sold   (3,113)         - - -
   Increase/(decrease) in deferred loan fees     (17,753)         19,782
   (Increase)/decrease in interest receivable (1,001,715)        (38,476)
   (Increase)/decrease in other assets          (650,683)       (263,604)
   Increase/(decrease) in interest payable        87,383          88,042
   Increase/(decrease) in income taxes payable   367,219          49,478
   Increase/(decrease) in other liabilities         (836)       (121,913)
                                              ----------       ---------
    Net cash from operating activities       $ 3,915,525     $ 3,916,582
                                              ==========       =========


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

Liquidity

     Liquid assets consist of cash, amounts due from banks, securities, federal funds sold and loans held for sale. These assets increased $12,303,759 from December 31, 1994 to September 30, 1995. Liquid assets were 26% of total assets at December 31, 1994 and 28% of total assets at September 30, 1995. This difference represents normal fluctuation and was not due to any change in policy of management regarding liquidity.

Capital Resources

     Capital Resources increased $3,415,905 between December 31, 1994 and September 30, 1995. This increase was attributed to earnings of $3,180,861 less dividends declared, during the nine months ended September 30, 1995, of $982,969 plus change in net unrealized gain/(loss) on available-for-sale securities of $1,218,013.

     The following table provides the minimum regulatory capital requirements and the Corporation's capital ratios at September 30, 1995.

                                      Minimum Regulatory      Corporation's
                                     Capital Requirements     Capital Ratio

Ratio of tier 1 capital to
  weighted-risk assets                      4.00%                  13.74%
Ratio of total capital to
  weighted-risk assets                      8.00%                  14.99%
Ratio of shareholders' equity
  to weighted risk assets                   4.00%                  14.34%
Leverage Ratio                              4.00%                   9.21%
Ratio of total shareholders'
  equity to total assets                    None                    9.58%


     The Corporation's subsidiaries meet the applicable minimum regulatory capital requirements at September 30, 1995. The Corporation remains comfortably above the minimum regulatory capital requirements. The Banking Regulators may alter minimum capital requirements as a result of revising their internal policies and their ratings of the Corporation's Subsidiary Banks.

     As of September 30, 1995, management is not aware of any current recommendation by banking regulatory authorities which if they were to be implemented would have, or are reasonably likely to have, a material adverse effect on the Corporation's liquidity, capital resources or operations.

Supplemental Information

     Nonperforming loans decreased $2,172,000 from December 31, 1994 to September 30, 1995 primarily due to the liquidation of several large Commercial loans for which recognition of future interest income had become questionable.

Material Changes in Financial Condition

     There were no material changes in financial condition as of September 30, 1995 compared to December 31, 1994.

Material Changes in Results of Operations

     Net interest income for the quarter ended September 30, 1995 was $4,447,778 an increase of $1,056,807 (31%) over the third quarter of 1994 and for the nine months was $12,645,077, an increase of $2,856,283 (29%) over the same period in 1994. These increases are primarily due to the acquisition of Citizens Bank located in Pemberville, Ohio, in October of 1994, and a favorable increase in yields on earning assets.

     Total noninterest income increased $114,069 (9%) to $1,438,571 for the third quarter and $421,745 (11%) to $4,247,799 for the first nine months due mainly to an increase of $16,657 (3%) and $127,485 (10%) in Trust Department fees, an increase in service charges on deposits of $68,905 (28%) and $156,326 (21%) and an increase in other income of $5,473 (5%) and $139,691 (44%) due partly to the acquisition of Citizens Bank.

     Total noninterest expense increased $870,582 (30%) to $3,808,577 for the quarter ended September 30, 1995 and $2,445,590 (27%) to $11,347,861 for the
nine months when compared to the same periods in 1994, due to the following factors. Salaries and employee benefits increased $398,551 (29%) and $929,919 (22%), respectively, due in part to the acquisition of Citizens Bank as well as to normal salary increases. Equipment expense increased $120,275 (42%) for the quarter and $531,229 (63%) for the nine months due mainly to a major conversion project undertaken by Rurbanc. The most significant factors in the increases in other expenses of $310,458 (29%) and $902,035 (27%) were the acquisition of Citizens Bank along with normal inflation.

     Income tax expense for the quarter was $602,153, an increase of $89,423 and for the nine months was $1,578,719, an increase of $268,391, over the same periods in 1994, due to an increase in taxable income.

     The result of all these factors is an increase in net income of $162,936 (16%) for the three months and an increase of $476,112 (18%) for the nine months ended September 30, 1995.

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

                                        RURBAN FINANCIAL CORP.


            November 6, 1995            By /s/Thomas C. Williams
                 Date                         Thomas C. Williams
                                              President



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