Form 10-K
period 1995-12-31
RURBAN FINANCIAL CORP
filed 1996-03-26
CIK 767405

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934 [FEE REQUIRED]
     For the fiscal year ended December 31, 1995

                               OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
     For the  transition  period from ___________ to ____________

Commission File Number 0-13507

                            RURBAN FINANCIAL CORP.
            (Exact name of Registrant as specified in its charter)


             Ohio                                              34-1395608
--------------------------------                           -------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                            Identification No.)

401 Clinton Street, Defiance, Ohio                                43512
----------------------------------                              ----------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code:           (419) 783-8950

         Securities registered pursuant to Section 12(b) of the Act:
                                     None

Securities registered pursuant to Section 12(g) of the Act:
   Common Shares, Without Par Value (2,184,378 outstanding at March 1, 1996)
                               (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes X      No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Based upon the average bid and asked prices of the Common Shares of the Registrant on March 1, 1996, the aggregate market value of the Common Shares of the Registrant held by non-affiliates on that date was $68,222,050.

Documents Incorporated by Reference:

      Portions of the Registrant's definitive Proxy Statement for its Annual Meeting of Shareholders to be held on April 22, 1996 are incorporated by reference into Part III of this Annual Report on Form 10-K.

                           Exhibit Index on Page 74
                             Page 1 of 108 Pages.

                                    PART I

Item 1.  Business.

                                   General

      Rurban Financial Corp., an Ohio corporation (the "Corporation"), is a bank holding company under the Bank Holding Company Act of 1956, as amended, and is subject to regulation by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). The executive officers of the Corporation are located at 401 Clinton Street, Defiance, Ohio 43512.

      Through its subsidiaries, The State Bank and Trust Company, Defiance, Ohio ("State Bank"), The Peoples Banking Company, Findlay, Ohio ("Peoples
Bank"), The First National Bank of Ottawa ("First National Bank") and The Citizens Savings Bank Company, Pemberville, Ohio ("Citizens Bank"), the Corporation is engaged in the business of commercial banking. The Corporation's subsidiary, Rurbanc Data Services, Inc. ("Rurbanc"), is engaged in the related business of providing data processing services, principally to banks. The Corporation's subsidiary, Rurban Life Insurance Company ("Rurban Life"), is engaged in the related business of accepting life and disability reinsurance ceded in part by USLIFE Credit Life Insurance Company ("USLIFE") from the credit life and disability insurance purchased by customers of State Bank, Peoples Bank, First National Bank and Citizens Bank from USLIFE in connection with revolving credit loans secured by mortgages and with certain installment loans made to such customers by State Bank, Peoples Bank, First National Bank and Citizens Bank.

                 General Description of Holding Company Group

State Bank

      State Bank is an Ohio state-chartered bank. State Bank presently operates seven branch offices in Defiance County, Ohio (six in the city of Defiance and one in Ney), one branch office in adjacent Paulding County, Ohio and three branch offices in Fulton County, Ohio (one in each of Delta, Lyons and Wauseon). At December 31, 1995, State Bank had 119 full-time equivalent employees.

      State Bank offers a full range of commercial banking services, including checking and NOW accounts; passbook savings and money market accounts; automatic teller machines; commercial, installment, agricultural and residential mortgage loans (including "Home Value Equity" line of credit loans); personal and corporate trust services; commercial leasing; bank credit card services; safe deposit rentals; and other personalized banking services. In addition, State Bank serves as a correspondent (federal funds investing and check clearing purposes) for five financial institutions in the region (including Peoples Bank and First National Bank).

Peoples Bank

      Peoples Bank is an Ohio state-chartered bank. The main office of Peoples Bank is located in Findlay, Ohio. Peoples Bank provides checking and NOW accounts; passbook savings and money market accounts; time certificates of deposit; commercial loans, student loans and real estate mortgage loans; trust services; and safe deposit rental facilities. Peoples Bank also operates full-service branches in Findlay and McComb, Ohio. At December 31, 1995, Peoples Bank had 24 full-time equivalent employees.

First National Bank

      First National Bank is a national banking association. The executive offices of First National Bank are located at 405 East Main Street, Ottawa, Ohio. At its present location on Main Street, First National Bank operates four drive-in teller lanes and an automatic teller machine with a traditional banking lobby on the first floor. First National Bank presently operates no branch offices. At December 31, 1995, First National Bank had 15 full-time equivalent employees.

      First National Bank offers a full range of commercial banking services, including checking and NOW accounts; passbook savings and money market accounts; automatic teller machines; commercial, installment, agricultural and residential mortgage loans; personal and corporate trust services; commercial leasing; bank credit card services; safe deposit rentals; and other personalized banking services.

Citizens Bank

      Citizens Bank is an Ohio state-chartered bank. The main office of Citizens Bank is located in Pemberville, Ohio. Citizens Bank provides checking and NOW accounts; passbook savings and money market accounts; time certificates of deposit; commercial, installment, agricultural and residential loans; personal and corporate trust services; commercial leasing; bank credit card services; safe deposit rentals; and other personalized banking services. Citizens Bank also operates a full-service branch in Gibsonburg, Ohio. At December 31, 1995, Citizens Bank had 28 full-time equivalent employees.

Rurbanc

      Substantially all of Rurbanc's business is comprised of providing data processing services to 32 financial institutions primarily in the northwest area of Ohio (including State Bank, Peoples Bank, First National Bank and Citizens Bank), including information processing for financial institution customer services, deposit account information and data analysis. Rurbanc also provides payroll services for customers which are not financial institutions. At December 31, 1995, Rurbanc had 18 full-time equivalent employees.

Rurban Life

      Rurban Life commenced its business of transacting insurance as an Arizona life and disability reinsurer in January, 1988. Rurban Life may accept life and disability reinsurance ceded to Rurban Life by an insurance company authorized to write life and disability insurance, provided that the amount accepted does not exceed certain limitations imposed under Arizona law. Rurban Life is not currently authorized to write life and disability insurance on a direct basis. Rurban Life accepts reinsurance ceded in part by USLIFE from the credit life and disability insurance purchased by customers of State Bank, Peoples Bank, First National Bank and Citizens Bank from USLIFE in connection with revolving credit loans secured by mortgages and with certain installment loans made to such customers by State Bank, Peoples Bank, First National Bank and Citizens Bank. The operations of Rurban Life do not materially impact the consolidated results of operations of the Corporation. As of December 31, 1995, Rurban Life has not accepted any other reinsurance. Rurban Life does not currently intend to accept any other reinsurance in the immediate future. At December 31, 1995, Rurban Life had no employees.

                                 Competition

      State Bank, Peoples Bank, First National Bank and Citizens Bank experience significant competition in attracting depositors and borrowers. Competition in lending activities comes principally from other commercial banks in the lending areas of State Bank, Peoples Bank, First National Bank and Citizens Bank, and, to a lesser extent, from savings associations, insurance companies, governmental agencies, credit unions, securities brokerage firms and pension funds. The primary factors in competing for loans are interest rates charged and overall banking services.

      Competition for deposits comes from other commercial banks, savings associations, money market funds and credit unions as well as from insurance companies and securities brokerage firms. The primary factors in competing for deposits are interest rates paid on deposits, account liquidity and convenience of office location.

      Rurbanc also operates in a highly competitive field. Rurbanc competes primarily on the basis of the value and quality of its data processing services, and service and convenience to its customers.

      Rurban Life operates in the highly competitive industry of credit life and disability insurance. A large number of stock and mutual insurance companies also operating in this industry have been in existence for longer periods of time and have substantially greater financial resources than does Rurban Life. The principal methods of competition in the credit life and disability insurance industry are the availability of coverages, premium rates and quality of service. The Corporation believes that Rurban Life has a competitive advantage due to the fact that the business of Rurban Life is limited to the accepting of life and disability reinsurance ceded in part by USLIFE from the credit life and disability insurance purchased by loan customers of State Bank, Peoples Bank, First National Bank and Citizens Bank.

                          Supervision and Regulation

      The following is a summary of certain statutes and regulations affecting the Corporation and its subsidiaries. The summary is qualified in its entirety by reference to such statutes and regulations.

      The Corporation is a bank holding company under the Bank Holding Company Act of 1956, as amended, which restricts the activities of the Corporation and the acquisition by the Corporation of voting shares or assets of any bank, savings association or other company. The Corporation is also subject to the reporting requirements of, and examination and regulation by, the Federal Reserve Board. Subsidiary banks of a bank holding company are subject to certain restrictions imposed by the Federal Reserve Act on transactions with affiliates, including any loans or extensions of credit to the bank holding company or any of its subsidiaries, investments in the stock or other securities thereof and the taking of such stock or securities as collateral for loans or extensions of credit to any borrower; the issuance of guarantees, acceptances or letters of credit on behalf of the bank holding company and its subsidiaries; purchases or sales of securities or other assets; and the payment of money or furnishing of services to the bank holding company and other subsidiaries. A bank holding company and its subsidiaries are prohibited from engaging in certain tying arrangements in connection with extensions of credit and/or the provision of other property or services to a customer by the bank holding company or its subsidiaries.

      Bank holding companies are prohibited from acquiring direct or indirect control of more than 5% of any class of voting stock or substantially all of the assets of any bank holding company without the prior approval of the Federal Reserve Board. In addition, acquisitions across state lines are limited to acquiring banks in those states specifically authorizing such interstate acquisitions. However, since September 1995, federal law has permitted interstate acquisitions of banks, if the bank acquired retains its separate charter.

      As a national bank, First National Bank is supervised and regulated by the Comptroller of the Currency. As Ohio state-chartered banks, State Bank, Peoples Bank and Citizens Bank are supervised and regulated by the Ohio Division of Banks and the Federal Deposit Insurance Corporation ("FDIC"). The deposits of State Bank, Peoples Bank, First National Bank and Citizens Bank are insured by the FDIC and those entities are subject to the applicable provisions of the Federal Deposit Insurance Act. A subsidiary of a bank holding company can be liable to reimburse the FDIC if the FDIC incurs or anticipates a loss because of a default of another FDIC-insured subsidiary of the bank holding company or in connection with FDIC assistance provided to such subsidiary in danger of default. In addition, the holding company of any insured financial institution that submits a capital plan under the federal banking agencies' regulations on prompt corrective action guarantees a portion of the institution's capital shortfall, as discussed below.

      Various requirements and restrictions under the laws of the United States and the State of Ohio affect the operations of State Bank, Peoples Bank, First National Bank and Citizens Bank including requirements to maintain reserves against deposits, restrictions on the nature and amount of loans which may be made and the interest that may be charged thereon, restrictions relating to investments and other activities, limitations on credit exposure to correspondent banks, limitations on activities based on capital and surplus, limitations on payment of dividends, and limitations on branching. Pursuant to recent federal legislation, First National Bank may branch across state lines, if permitted by the law of the other state. In addition, effective June 1997, such interstate branching by First National Bank will be authorized, unless the law of the other state specifically prohibits the interstate branching authority granted by federal law.

      The Federal Reserve Board has adopted risk-based capital guidelines for bank holding companies and for state member banks, such as State Bank and Citizens Bank. The risk-based capital guidelines include both a definition of capital and a framework for calculating weighted risk assets by assigning assets and off-balance sheet items to broad risk categories. The minimum ratio of total capital to weighted risk assets (including certain off-balance sheet items, such as standby letters of credit) is 8%. At least 4.0 percentage points is to be comprised of common stockholders' equity (including retained earnings but excluding treasury stock), noncumulative perpetual preferred stock, a limited amount of cumulative perpetual preferred stock, and minority interests in equity accounts of consolidated subsidiaries, less goodwill and certain other intangible assets ("Tier 1 capital"). The remainder ("Tier 2 capital") may consist, among other things, of mandatory convertible debt securities, a limited amount of subordinated debt, other preferred stock and a limited amount of allowance for loan and lease losses. The Federal Reserve Board also imposes a minimum leverage ratio (Tier 1 capital to total assets) of 4% for bank holding companies and state member banks that meet certain specified conditions, including no operational, financial or supervisory deficiencies, and including having the highest regulatory rating. The minimum leverage ratio is 1.0-2.0% higher for other bank holding companies and state member banks based on their particular circumstances and risk profiles and those experiencing or anticipating significant growth. National bank subsidiaries, such as First National Bank, are subject to similar capital requirements adopted by the Comptroller of the Currency, and state non-member bank subsidiaries, such as Peoples Bank, are subject to similar capital requirements adopted by the FDIC. Under an outstanding proposal of the Comptroller and the FDIC to establish an interest rate risk component, First National Bank, State Bank, Peoples Bank and Citizens Bank may be required to have additional capital if their interest rate risk exposure exceeds acceptable levels provided for in the regulation when adopted.

      The Corporation and its subsidiaries currently satisfy all capital requirements. Failure to meet applicable capital guidelines could subject a banking institution to a variety of enforcement remedies available to federal and state regulatory authorities, including the termination of deposit insurance by the FDIC.

      The federal banking regulators have established regulations governing prompt corrective action to resolve capital deficient banks. Under these regulations, institutions which become undercapitalized become subject to mandatory regulatory scrutiny and limitations, which increase as capital continues to decrease. Such institutions are also required to file capital plans with their primary federal regulator, and their holding companies must guarantee the capital shortfall up to 5% of the assets of the capital deficient institution at the time it becomes undercapitalized.

      The ability of a bank holding company to obtain funds for the payment of dividends and for other cash requirements is largely dependent on the amount of dividends which may be declared by its subsidiary banks and other subsidiaries. However, the Federal Reserve Board expects the Corporation to serve as a source of strength to its subsidiary banks, which may require it to retain capital for further investment in the subsidiaries, rather than for dividends for shareholders of the Corporation. State Bank, Peoples Bank, First National Bank and Citizens Bank may not pay dividends to the Corporation if, after paying such dividends, they would fail to meet the required minimum levels under the risk-based capital guidelines and the minimum leverage ratio requirements. State Bank, Peoples Bank, First National Bank and Citizens Bank must have the approval of their respective regulatory authorities if a dividend in any year would cause the total dividends for that year to exceed the sum of the current year's net profits and the retained net profits for the preceding two years, less required transfers to surplus. Payment of dividends by the bank subsidiaries may be restricted at any time at the discretion of the regulatory authorities, if they deem such dividends to constitute an unsafe and/or unsound banking practice. These provisions could have the effect of limiting the Corporation's ability to pay dividends on its outstanding common shares.

      Rurban Life is chartered by the State of Arizona and is subject to regulation, supervision, and examination by the Arizona Department of Insurance. The powers of regulation and supervision of the Arizona Department of Insurance relate generally to such matters as minimum capitalization, the grant and revocation of certificates of authority to transact business, the nature of and limitations on investments, the maintenance of reserves, the form and content of required financial statements, reporting requirements and other matters pertaining to life and disability insurance companies.

                   Monetary Policy and Economic Conditions

      The commercial banking business is affected not only by general economic conditions, but also by the policies of various governmental regulatory authorities, including the Federal Reserve Board. The Federal Reserve Board regulates money and credit conditions and interest rates in order to influence general economic conditions primarily through open market operations in U.S. Government securities, changes in the discount rate on bank borrowings and changes in reserve requirements against bank deposits. These policies and regulations significantly affect the overall growth and distribution of bank loans, investments and deposits, and the interest rates charged on loans as well as the interest rates paid on deposits and accounts.

      The monetary policies of the Federal Reserve Board have had a significant effect on the operating results of commercial banks in the past and are expected to continue to have significant effects in the future. In view of the changing conditions in the economy and the money market and the activities of monetary and fiscal authorities, no definitive predictions can be made as to future changes in interest rates, credit availability or deposit levels.

         Statistical Financial Information Regarding the Corporation

      The following schedules and tables analyze certain elements of the consolidated balance sheets and statements of income of the Corporation and its subsidiaries, as required under Exchange Act Industry Guide 3 promulgated by the Securities and Exchange Commission, and should be read in conjunction with the narrative analysis presented in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation and the Consolidated Financial Statements of the Corporation and its subsidiaries included at pages 46 through 73 of this Annual Report on Form 10-K.

I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

A.    The following are the average balance sheets for the years ending
      December 31:


                                          1995          1994          1993
                                          ----          ----          ----
ASSETS
Interest-earning assets
   Securities available-for-sale(1)
      Taxable                          $64,643,230   $51,347,311   $         -
      Non-taxable                           25,869             -             -
   Securities held-to-maturity
      Taxable                            1,485,961       370,644             -
      Non-taxable                        9,416,228     7,584,860             -
   Investment securities
      Taxable                                    -             -    55,916,157
      Non-taxable                                -             -     8,518,053
   Federal funds sold                   10,145,738     5,162,152     3,047,975
   Loans, net of unearned income
     and deferred loan fees(2)         282,864,867   249,993,210   225,013,808
                                       -----------   -----------   -----------
      Total interest-earning assets    368,581,893   314,458,177   292,495,993
   Allowance for loan losses            (4,606,629)   (4,089,404)   (3,461,056)
                                       -----------   -----------   -----------
                                       363,975,264   310,368,773   289,034,937
Noninterest-earning assets
   Cash and due from banks              17,670,513    11,613,379    13,090,931
   Premises and equipment, net           8,857,350     7,766,744     7,031,156
   Accrued interest receivable
     and other assets                    8,056,940     5,368,618     5,072,715
                                       -----------   -----------   -----------

                                      $398,560,067  $335,117,514  $314,229,739

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities
   Deposits
      Savings and interest-bearing
        demand deposits                $83,243,571   $70,551,648   $63,445,763
      Time deposits                    231,640,466   191,533,849   183,162,012
   Federal funds purchased and
     securities sold under agree-
     ments to repurchase                   684,484     2,488,229     1,567,400
                                       -----------   -----------   -----------
      Total interest-bearing
        liabilities                    315,568,521   264,573,726   248,175,175

Noninterest-bearing liabilities
   Demand deposits                      41,427,007    37,778,969    33,874,124
   Accrued interest payable and
     other liabilities                   3,687,999     2,150,694     2,214,232
                                       -----------   -----------   -----------
                                       360,683,527   304,503,389   284,263,531

Shareholders' equity(3)(4)              37,876,540    30,614,125    29,966,208
                                       -----------   -----------   -----------

                                      $398,560,067  $335,117,514  $314,229,739

__________________________

(1) Securities available-for-sale are carried at fair value. The average balance includes quarterly average balances of the market value adjustments and daily average balances for the amortized cost of securities.
(2)  Loan balances include principal balances of nonaccrual loans.
(3) Shown net of average net unrealized appreciation (depreciation) on securities available-for-sale, net of tax.
(4)  Includes common stock subject to repurchase obligation in ESOP.

I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL (Continued)

B. The following tables set forth, for the years indicated, the condensed average balances of interest-earning assets and interest-bearing liabilities, the interest earned or paid on such amounts, and the average interest rates earned or paid thereon.


                                    --------------------1995-------------------
                                       Average                        Average
                                       Balance        Interest         Rate
                                       -------        --------        -------
INTEREST-EARNING ASSETS
   Securities(1)
      Taxable                       $66,675,224      $3,756,764        5.63%
      Non-taxable                     9,442,097         645,724(2)     6.84(2)
   Federal funds sold                10,145,738         707,596        6.97
   Loans, net of unearned income
     and deferred loan fees         282,864,867(3)   26,539,689(4)     9.38
                                    -----------      ----------       --------

      Total interest-earning
        assets                     $369,127,926      31,649,773(2)     8.57%(2)
                                   ============


INTEREST-BEARING LIABILITIES
   Deposits
      Savings and interest-bearing
        demand deposits             $83,243,571       2,088,899        2.51
      Time deposits                 231,640,466      12,109,099        5.23
   Federal funds purchased and
     securities sold under agree-
     ments to repurchase                684,484          40,050        5.85
                                    -----------      ----------

      Total interest-bearing
        liabilities               $ 315,568,521      14,238,048        4.51%
                                  =============      -------------

Net interest income                                 $17,411,725(2)
                                                    ==============

Net interest income as a percent
  of average interest-earning assets                                   4.72%(2)
                                                                       ========
_________________________

(1) Securities balances represent daily average balances for the amortized cost of securities.
(2)  Computed  on  tax  equivalent  basis  for  non-taxable   securities  (34%
     statutory tax rate in 1995).
(3)  Loan balances include principal balances of nonaccrual loans.
(4)  Includes fees on loans of $967,504 in 1995.

I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL (Continued)


                                    --------------------1994-----------------
                                       Average                        Average
                                       Balance        Interest         Rate
INTEREST-EARNING ASSETS
   Securities(1)
      Taxable                       $52,307,884      $2,485,695       4.75%
      Non-taxable                     7,584,860         524,977(2)    6.92(2)
   Federal funds sold                 5,162,152         220,244       4.27
   Loans, net of unearned income
     and deferred loan fees         249,993,210(3)   20,421,474(4)    8.17
                                    -----------      ----------

      Total interest-earning
        assets                     $315,048,106      23,652,390(2)    7.51%(2)
                                   ============


INTEREST-BEARING LIABILITIES
   Deposits
      Savings and interest-bearing
        demand deposits             $70,551,648       1,900,683       2.69
      Time deposits                 191,533,849       7,586,023       3.96
   Federal funds purchased and
     securities sold under agree-
     ments to repurchase              2,488,229         125,647       5.05
                                    -----------      ----------

      Total interest-bearing
        liabilities               $ 264,573,726       9,612,353       3.63%
                                  =============      ------------


Net interest income                                 $14,040,037(2)
                                                    ===========
Net interest income as a percent
  of average interest-earning assets                                  4.46%(2)
                                                                      =====


_________________________

(1) Securities balances represent daily average balances for the amortized cost of securities.
(2)  Computed  on  tax  equivalent  basis  for  non-taxable   securities  (34%
     statutory tax rate in 1994).
(3)  Loan balances include principal balances of nonaccrual loans.
(4)  Includes fees on loans of $797,957 in 1994.

I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL (Continued)


                                    ---------------------1993----------------
                                       Average                         Average
                                       Balance        Interest          Rate
INTEREST-EARNING ASSETS
   Securities(1)
      Taxable                       $55,916,157      $2,989,616        5.35%
      Non-taxable                     8,518,053         675,121(2)     7.93(2)
   Federal funds sold                 3,047,975          94,625        3.10
   Loans, net of unearned income
     and deferred loan fees         225,013,808(3)   17,948,466(4)     7.98
                                    -----------      ----------

      Total interest-earning
        assets                     $292,495,993      21,707,828(2)     7.42%(2)
                                   ============


INTEREST-BEARING LIABILITIES
   Deposits
      Savings and interest-bearing
        demand deposits             $63,445,763       1,778,120        2.80%
      Time deposits                 183,162,012       7,078,584        3.86
   Federal funds purchased and
     securities sold under agree-
     ments to repurchase              1,567,400          52,406        3.34
                                    -----------      ----------

      Total interest-bearing
        liabilities               $ 248,175,175       8,909,110        3.59%
                                  =============     -----------

Net interest income                                 $12,798,718 (2)
                                                    ===========

Net interest income as a percent
  of average interest-earning assets                                   4.38%(2)
                                                                       =====
_________________________

(1) Securities balances represent daily average balances for the amortized cost of securities.
(2)  Computed  on  tax  equivalent  basis  for  non-taxable   securities  (34%
     statutory tax rate in 1993).
(3)  Loan balances include principal balances of nonaccrual loans.
(4)  Includes fees on loans of $705,978 in 1993.

I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL (Continued)

C. The following tables set forth the effect of volume and rate changes on interest income and expense for the periods indicated. For purposes of these tables, changes in interest due to volume and rate were determined as follows:
     Volume Variance - change in volume multiplied by the previous year's rate.
     Rate Variance - change in rate multiplied by the previous year's volume. Rate/Volume Variance - change in volume multiplied by the change in rate. This variance was allocated to volume variance and rate variance in proportion to the relationship of the absolute dollar amount of the change in each.
     Interest on non-taxable securities has been adjusted to a fully tax equivalent basis using a statutory tax rate of 34% in 1995, 1994 and 1993.


                                              Total
                                             Variance   Variance Attributable To
                                            1995/1994     Volume         Rate
                                            ---------     ------       -------
Interest income
   Securities
      Taxable                             $1,271,069   $  758,382   $  512,687
      Non-taxable                            120,747      127,084       (6,337)
   Federal funds sold                        487,352      294,045      193,307
   Loans, net of unearned income
     and deferred loan fees                6,118,215    2,872,531    3,245,684
                                          ----------   ----------   ----------
                                           7,997,383    4,052,042    3,945,341

Interest expense
   Deposits
      Savings and interest-bearing
        demand deposits                      188,216      324,954     (136,738)
      Time deposits                        4,523,076    1,789,516    2,733,560
   Federal funds purchased and
     securities sold under agreements
     to repurchase                           (85,597)    (102,943)      17,346
                                          ----------   ----------   ----------
                                           4,625,695    2,011,527    2,614,168
                                          ----------   ----------   ----------

Net interest income                       $3,371,688   $2,040,515   $1,331,173
                                          ==========   ==========   ==========

I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL (Continued)



                                              Total
                                            Variance    Variance Attributable To
                                           1994/1993      Volume         Rate
                                           ---------      ------        ------
Interest income
   Securities
      Taxable                             $ (503,921)  $ (185,042)  $ (318,879)
      Non-taxable                           (150,144)     (69,617)     (80,527)
   Federal funds sold                        125,619       81,591       44,028
   Loans, net of unearned income
     and deferred loan fees                2,473,008    2,031,958      441,050
                                          ----------   ----------   ----------
                                           1,944,562    1,858,890       85,672

Interest expense
   Deposits
      Savings and interest-bearing
        demand deposits                      122,563      193,417      (70,854)
      Time deposits                          507,439      328,750      178,689
   Federal funds purchased and
     securities sold under agreements
     to repurchase                            73,241       39,196       34,045
                                          ----------   ----------   ----------
                                             703,243      561,363      141,880
                                          ----------   ----------   ----------

Net interest income                       $1,241,319   $1,297,527   $  (56,208)
                                          ==========   ==========   ==========

II.  INVESTMENT PORTFOLIO


     A. The book value of securities available-for-sale as of December 31 are summarized as follows:
                                            1995          1994         1993
                                            ----          ----         ----
     U.S. Treasury and U.S. Government
       agency securities                $74,251,501   $50,533,082   $        -
     Obligations of states and
       political subdivisions             9,543,395             -            -
     Mortgage-backed securities           5,345,748     8,402,970            -
     Marketable equity securities         1,189,222       875,803            -
                                         ----------   -----------   ----------

                                        $90,329,866   $59,811,855   $        -
                                        ===========   ===========   ==========


     The book value of securities held-to-maturity as of December 31 are summarized as follows:

                                            1995          1994        1993
                                            ----          ----        ----
     U.S. Treasury and U.S. Government
       agency securities                 $        -   $ 1,482,576   $        -
     Obligations of states and
       political subdivisions                     -     8,888,336            -
                                         ----------   -----------   ----------

                                         $        -   $10,370,912   $        -
                                         ==========   ===========   ==========


     The book value of investment securities as of December 31 are summarized as follows:

                                            1995          1994        1993
                                            ----          ----        ----
     U.S. Treasury and U.S. Government
       agency securities                 $        -   $         -  $32,059,109
     Obligations of states and
       political subdivisions                     -             -    6,527,912
     Federal Reserve Bank stock                   -             -      240,000
                                         ----------   -----------   ----------

                                         $        -   $         -  $38,827,021
                                         ==========   ===========  ===========


     The book value of securities held for sale as of December 31 are summarized as follows:

                                            1995          1994         1993
                                            ----          ----         ----
     U.S. Treasury and U.S. Government
       agency securities                 $        -   $         -  $16,424,157
     Mortgage-backed securities                   -             -    3,340,691
     Marketable equity securities                 -             -      322,292
                                         ----------   -----------   ----------

                                         $        -   $         -   $20,087,140
                                         ==========   ===========   ===========

------------------------------------------------------------------------------

     B. The maturity distribution and weighted average interest rates of securities available-for-sale at December 31, 1995 are as follows:

                                   ------------------Maturing-----------------
                                                              After One Year
                                          Within                But Within
                                         One Year               Five Years
                                         --------             --------------
                                     Amount      Rate        Amount       Rate
                                     ------     ------       ------      ------
U.S. Treasury and U.S. Government
  agency securities                $25,523,007   5.43%    $48,682,150     6.37%
Mortgage-backed securities(1)              -       -        5,345,748     6.61
Obligations of state and
  political subdivisions(2)          3,958,600   6.13       3,207,024     7.81
                                    ----------            -----------
                                   $29,481,607   5.52%    $57,234,922     6.47%
                                   ===========  ======    ===========    ======


                                   ------------------Maturing-----------------
                                     After Five Years
                                        But Within               After
                                        Ten Years              Ten Years
                                     ----------------          ---------
                                     Amount      Rate        Amount       Rate
U.S. Treasury and U.S. Government
  agency securities                $   10,067    7.05%       $ 36,277     6.04%
Obligations of state and
  political subdivisions(2)         2,377,771    8.24             -       -
     Marketable Equity Securities           -      -       1,189,222     6.00
                                   ----------            -----------
                                   $2,387,838    8.23%   $ 1,225,499     6.00%
                                   ==========     ====   ===========    ======


     (1)  Maturity based upon estimated weighted-average life.
     (2)  Yields are presented on a tax-equivalent basis (34% statutory rate).

     The weighted average interest rates are based on coupon rates for securities purchased at par value and on effective interest rates considering amortization or accretion if the securities were purchased at a premium or discount.

     C. Excluding those holdings of the investment portfolio in U.S. Treasury securities and other agencies of the U.S. Government, there were no securities of any one issuer which exceeded 10% of the shareholders' equity of the Corporation at December 31, 1995.

III.  LOAN PORTFOLIO

      A. Types of Loans - Total loans on the balance sheet are comprised of the following classifications at December 31 for the years indicated:

                      1995            1994            1993            1992          1991
                      ----            ----            ----            ----          ----
Commercial,
  financial and
  agricultural   $ 63,444,036    $ 62,866,040    $ 51,078,815    $ 43,003,215    $38,417,355

Real estate
  mortgage        152,555,540     152,136,086     122,313,826     114,584,845     99,163,541

Installment
  loans to
  individuals      61,600,664      65,676,876      54,420,469      53,326,547     43,818,794

Lease
  financing              -             -            -                   7,689         60,954
                   ----------     -----------     -----------     -----------    -----------

                 $277,600,240    $280,679,002    $227,813,110    $210,922,296   $181,460,644
                 ============    ============    ============    ============   ============
Real estate
  mortgage
  loans held
  for resale       $2,949,293     $ 4,689,611     $ 4,669,580     $ 1,447,050   $  2,916,590
                   ==========     ===========     ===========    ============   ============


      B.  Maturities and Sensitivities of Loans to Changes in Interest Rates
          - The following table shows the amounts of commercial, financial and agricultural loans outstanding as of December 31, 1995 which, based on remaining scheduled repayments of principal, are due in the periods indicated. Also, the amounts have been classified according to sensitivity to changes in interest rates for loans due after one year. (Variable-rate loans are those loans with floating or adjustable interest rates.)

                                                                Commercial,
                                                               Financial and
                             Maturing                          Agricultural
                         ----------------                      -------------

              Within one year                                   $38,324,128
              After one year but within five years               17,123,093
              After five years                                    7,996,815
                                                                -----------
                                                                $63,444,036


                    Commercial, Financial and Agricultural

                                       Interest Sensitivity
                                       --------------------
                                        Fixed        Variable
                                        Rate           Rate          Total
                                        -----        --------       -------
              Due after one year but
                 within five years    $6,281,947    $10,841,146   $17,123,093
              Due after five years     1,853,492      6,143,323     7,996,815
                                      ----------     ----------    ----------

                                      $8,135,439    $16,984,469   $25,119,908
                                      ==========    ===========   ===========

      C.   Risk Elements

           1. Nonaccrual, Past Due and Restructured Loans - The following schedule summarizes nonaccrual, past due and restructured loans at December 31.

                                   1995       1994       1993       1992       1991
                                   ----       ----       ----       ----      ----
                                                  (In thousands)
(a)  Loans accounted for on a
       nonaccrual basis          $2,403(1)  $ 3,538    $ 3,621   $ 1,239    $ 1,284

(b)  Accruing loans which
       are contractually
       past due 90 days or
       more as to interest
       or principal payments        711       1,198       200        105        452

(c)  Loans not included in (a)
       or (b) which are
       "Troubled Debt Restruc-
       turings" as defined by
       Statement of Financial
       Accounting Standards
       No. 15                         -          -          -          -          -
                                 ------    -------     ------     ------    -------

                                 $3,114    $ 4,736     $3,821     $1,344    $ 1,736
                                 ======    =======     ======     ======    =======

(1)  Includes loans defined as "impaired" under SFAS No. 114.

Management believes the allowance for loan losses balance at December 31, 1995 is adequate to absorb any losses on nonperforming loans, as the allowance balance is maintained by management at a level considered adequate to cover losses that are currently anticipated based on past loss experience, general economic conditions, information about specific borrower situations including their financial position and collateral values, and other factors and estimates which are subject to change over time.

                                                                  1995
                                                             (In thousands)

Gross interest income that would have
been recorded in 1995 on nonaccrual loans
outstanding at December 31, 1995 if the
loans had been current, in accordance
with their original terms and had been
outstanding throughout the period or
since origination if held for part
of the period ................................................... $ 332

Interest income actually recorded on
nonaccrual loans and included in net
income for the period ...........................................   (41)
                                                                 -------
Interest income not recognized during
the period ...................................................... $ 291
                                                                 =======

           1.  Discussion of the Nonaccrual Policy

               The accrual of interest income is discontinued when the collection of a loan or interest, in whole or in part, is doubtful. When interest accruals are discontinued, interest income accrued in the current period is reversed. While loans which are past due 90 days or more as to interest or principal payments are considered for nonaccrual status, management may elect to continue the accrual of interest when the estimated net realizable value of collateral, in management's judgment, is sufficient to cover the principal balance and accrued interest.

           2.  Potential Problem Loans

               As of December 31, 1995, there are approximately $3,815,000 in outstanding loans where known information about possible credit problems of the borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans pursuant to Item III. C.1. Consideration was given to loans classified for regulatory purposes as loss, doubtful, substandard, or special mention that have not been disclosed in Section 1 above. To the extent that these loans are not included in the $3,815,000 potential problem loans described above, management believes that these loans do not represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources, or management believes that these loans do not represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms.

           3.  Foreign Outstandings

               None

           4.  Loan Concentrations

               At December 31, 1995, loans outstanding related to agricultural operations or collateralized by agricultural real estate aggregated approximately $39,695,000. At December 31, 1995, there were no agriculture loans which were accounted for on a nonaccrual basis; and there are approximately $190,000 of accruing agriculture loans which are contractually past due ninety days or more as to interest or principal payments.

      D.   Other Interest-Bearing Assets

           Other than approximately $320,000 held as other real estate owned, there are no other interest-bearing assets as of December 31, 1995 which would be required to be disclosed under Item III. C.1 or 2 if such assets were loans.

IV. SUMMARY OF LOAN LOSS EXPERIENCE


A. The following schedule presents an analysis of the allowance for loan losses, average loan data and related ratios for the years ended December 31:

                                                       1995           1994          1993           1992          1991
                                                       ----           ----          ----           ----          ----
     Loans
              Loans outstanding at end of
                period(1)                          $280,314,137  $285,106,409  $232,317,346  $212,173,944   $184,247,730
                                                   ============  ============  ============  ============   ============
              Average loans outstanding during
                period(1)                          $282,864,867  $249,993,210  $225,013,808  $197,052,054   $167,909,156
                                                   ============  ============  ============  ============   ============

           Allowance for loan losses
              Balance at beginning of period       $  4,770,000  $  3,390,000  $  3,086,443  $  2,701,835   $  2,150,100
              Allowance of acquired Bank                   -        1,100,000          -              -          210,000

              Loans charged off
                 Commercial, financial and
                   agricultural loans                (1,267,028)     (275,543)     (139,250)     (185,084)       (99,535)
                 Real estate mortgage                  (509,108)      (66,531)     (118,054)      (80,949)       (89,014)
                 Installment loans                     (874,690)     (408,879)     (676,436)     (504,107)      (560,499)
                                                   ------------   -----------   -----------   ------------    -----------
                                                     (2,650,826)     (750,953)     (933,740)     (770,140)      (749,048)

              Recoveries of loans previously
                charged off
                Commercial, financial and
                  agricultural loans                    497,437        85,052        89,832        92,388         86,638
                 Real estate mortgage                    23,432        56,809       114,156        42,195         43,209
                 Installment loans                      178,059       187,602       237,823       251,827        150,664
                                                   ------------   -----------   -----------   ------------   -----------
                                                        698,928       329,463       441,811        386,410       280,511
                                                   ------------   -----------   -----------   ------------   -----------

           Net loans charged off                     (1,951,898)     (421,490)     (491,929)      (383,730)     (468,537)

           Provision charged to operating
             expense                                  1,451,898       701,490       795,486        768,338       810,272
                                                   ------------   -----------   -----------   ------------   -----------

           Balance at end of period                $  4,270,000   $ 4,770,000   $ 3,390,000   $  3,086,443   $ 2,701,835
                                                   ============   ===========   ===========   ============   ===========

           Ratio of net charge-offs to average
             loans outstanding for period                  .69%          .17%          .22%           .19%          .28%
                                                           ===           ===           ===            ===           ===

          (1) Net of unearned income and deferred loan fees

           The allowance for loan losses balance and the provision charged to expense are judgmentally determined by management based upon periodic reviews of the loan portfolio. In addition, management considered the level of charge-offs on loans as well as the fluctuations of charge-offs and recoveries on loans including the factors which caused these changes. Estimating the risk of loss and the amount of loss is necessarily subjective. Accordingly, the allowance is maintained by management at a level considered adequate to cover losses that are currently anticipated based on past loss experience, general economic conditions, information about specific borrower situations including their financial position and collateral values and other factors and estimates which are subject to change over time. The increase in loans charged off in 1995 as compared to 1994 is due largely to the charge off of certain credits which were previously reported on a nonaccrual basis.

     B. The following schedule is a breakdown of the allowance for loan losses allocated by type of loan and related ratios.

                                    Allocation of the Allowance for Loan Losses
                                    -------------------------------------------
                                              Percentage             Percentage
                                               of Loans               of Loans
                                                In Each                In Each
                                              Category to            Category To
                                   Allowance     Total     Allowance    Total
                                    Amount       Loans      Amount      Loans
                                   ---------  -----------  ---------  ---------
                                    December 31, 1995       December 31, 1994
         Commercial, financial
           and agricultural       $1,665,000     22.9%    $1,764,900    22.4%
         Real estate mortgage        512,000     54.9        572,400    54.2
         Installment loans         1,452,000     22.2      1,621,800    23.4
         Lease financing                   -      -                -     -
         Unallocated                 641,000     N/A         810,900     N/A
                                  ----------     ---      ----------     ---

                                  $4,270,000    100.0%    $4,770,000   100.0%
                                  ==========    =====     ==========   =====


                                    December 31, 1993       December 31, 1992
         Commercial, financial
           and agricultural       $1,220,400     22.4%    $1,072,000    20.4%
         Real estate mortgage        372,900     53.7        343,000    54.3
         Installment loans         1,084,800     23.9      1,020,443    25.2
         Lease financing                   -      -            1,000      .1
         Unallocated                 711,900     N/A         650,000     N/A
                                  ----------     ---      ----------     ---

                                  $3,390,000    100.0%    $3,086,443   100.0%
                                  ==========    =====     ==========   =====

                                    December 31, 1991
                                   -------------------
         Commercial, financial
           and agricultural       $  835,000     21.2%
         Real estate mortgage        300,000     54.6
         Installment loans           951,835     24.1
         Lease financing              15,000       .1
         Unallocated                 600,000      N/A
                                  ----------      ---

                                  $2,701,835    100.0%
                                  ==========    ======

         While management's periodic analysis of the adequacy of the allowance for loan losses may allocate portions of the allowance for specific problem loan situations, the entire allowance is available for any loan charge-offs that occur.

V.   DEPOSITS


     The average amount of deposits and average rates paid are summarized as follows for the years ended December 31:

                                                         1 9 9 5                   1 9 9 4                  1 9 9 3
                                                         -------                   -------                  -------
                                                   Average      Average      Average      Average     Average      Average
                                                   Amount        Rate        Amount        Rate       Amount        Rate
                                                  ---------    ---------    ---------    ---------   ---------
Savings and interest-bearing demand deposits    $ 83,243,571     2.51%   $ 70,551,648      2.69%  $ 63,445,763      2.80%
Time deposits                                    231,640,466     5.23     191,533,849      3.96    183,162,012      3.86
Demand deposits (noninterest-bearing)             41,427,007               37,778,969               33,874,124
                                                ------------             ------------              -----------

                                                $356,311,044             $299,864,466             $280,481,899
                                                ============             ============             ============

    Maturities of time certificates of deposit and other time deposits of $100,000 or more outstanding at December 31, 1995 are summarized as follows:

                                                                       Amount
                                                                      --------
     Three months or less ......................................... $14,772,940
     Over three months and through six months .....................   7,529,668
     Over six months and through twelve months ....................   6,500,836
     Over twelve months ...........................................   4,622,089
                                                                     ----------
                                                                    $33,425,533
                                                                    ===========

VI.   RETURN ON EQUITY AND ASSETS


      The ratio of net income to average shareholders' equity and average total assets and certain other ratios are as follows:

                                      1995            1994           1993
                                      ----            ----           ----

     Average total assets         $398,560,067    $335,117,514   $314,229,739
                                  ============    ============   ============

     Average shareholders'
       equity (1) (2)             $ 37,876,540    $ 30,614,125   $ 29,966,208
                                  ============    ============   ============

     Average shareholders'
       equity (1) (3)             $ 29,792,748    $ 24,588,737   $ 25,412,300
                                  ============    ============   ============

     Net income                   $  4,094,813    $  3,910,374   $  3,874,981
                                  ============    ============   ============

     Cash dividends declared      $  1,310,627    $  1,264,128   $  1,221,980
                                  ============    ============   ============

     Return on average total
       assets                            1.03%           1.17%          1.23%
                                         ====            ====           ====

     Return on average share-
       holders' equity (2)              10.81%          12.77%         12.93%
                                        =====           =====          =====

     Return on average share-
       holders' equity (3)              13.74%          15.90%         15.25%
                                        =====           =====          =====

     Dividend payout percentage (4)     32.01%          32.33%         31.54%
                                        =====           =====          =====

     Average shareholders'
       equity (2) to average total
       assets                            9.50%           9.14%          9.54%
                                         ====            ====           ====

     Average shareholders'
       equity (3) to average total
       assets                            7.48%           7.34%          8.09%
                                         ====            ====           ====

     (1) Net of average unrealized appreciation or depreciation on securities available-for-sale.
     (2) Includes common stock subject to repurchase obligation in ESOP.
     (3) Excludes common stock subject to repurchase obligation in ESOP.
     (4) Dividends declared divided by net income.


VII.  SHORT-TERM BORROWINGS

      The Corporation did not have any category of short-term borrowings for which the average balance outstanding during the reported periods was 30 percent or more of shareholders' equity at the end of the reported periods.

                      Effect of Environmental Regulation

      Compliance with federal, state and local provisions regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had a material effect upon the capital expenditures, earnings or competitive position of the Corporation and its subsidiaries. The Corporation believes that the nature of the operations of its subsidiaries has little, if any, environmental impact. The Corporation, therefore, anticipates no material capital expenditures for environmental control facilities for its current fiscal year or for the foreseeable future. The Corporation's subsidiaries may be required to make capital expenditures for environmental control facilities related to properties which they may acquire through foreclosure proceedings in the future; however, the amount of such capital expenditures, if any, is not currently determinable.

Item 2.      Properties.

      The following is a listing and brief description of the properties owned or leased by State Bank and used in its business:

                        1. Its  main  office  is a  two-story  brick  building
                  located at 401 Clinton Street, Defiance, Ohio, which was built in 1971. Including a basement addition built in 1991, it contains 33,400 square feet of floor space. Approximately 1,100 square feet on the second floor and 1,900 on the lower level presently are leased to Rurbanc.

                        2. A branch office located in downtown Defiance,  Ohio
                  containing 3,600 square feet of floor space was built in 1961. It contains a three-bay drive-in, two inside teller locations and a night deposit unit.

                        3. A full service branch office located on Main Street
                  in Ney, Ohio containing 1,536 square feet of floor space was opened in 1968.

                        4. A full service  branch office located at 1796 North
                  Clinton Street, Defiance, Ohio containing 2,120 square feet of floor space was opened in 1968. It is a free standing structure located in front of a shopping center.

                        5. A full service  branch office  located at 1856 East
                  Second Street, Defiance, Ohio containing 2,160 square feet of floor space was opened in 1972. It is a free standing structure located in front of a shopping center.

                        6. A full service branch office located at 2010 South Jefferson, Defiance, Ohio containing 2,160 square feet of floor space was opened in 1979. It is located in a primarily residential area.

                        7. A full service  branch office  located at 220 North
                  Main Street, Paulding, Ohio containing 6,200 square feet of floor space was opened in 1980.

                        8. A full service  branch  office  located at 312 Main
                  Street, Delta, Ohio containing 3,470 square feet of floor space was acquired from Society Bank & Trust
                  ("Society") in 1992.

                        9. A full  service  branch  office  located  at 133 E.
                  Morenci Street, Lyons, Ohio containing 2,578 square feet of floor space was acquired from Society in 1992.

                        10. A full service branch office located at 515 Parkview, Wauseon, Ohio containing 3,850 square feet of floor space was acquired from Society in 1992.

                        11. A full service  branch located in the Chief Market
                  Square supermarket at 705 Deatrick Street, Defiance, Ohio and containing 425 square feet was opened in 1993. State Bank leases the space in which this branch is located pursuant to a 15-year lease.

      The following is a listing and brief description of the properties owned by Peoples Bank and used in its business:

                        1. The full service  main office  located at 301 South
                  Main Street, Findlay, Ohio was opened in 1990. It contains approximately 30,000 square feet of floor space, of which 12,000 is used by an unrelated law firm.

                        2. A full service  branch  office  located at 124 East
                  Main Street, McComb, Ohio was opened in 1990. It contains approximately 3,600 square feet of floor space.

                        3. A full service  branch office located at 1330 North
                  Main Street, Findlay, Ohio, was opened in 1979. It contains approximately 1,500 square feet of floor space.

      The only real property owned by First National Bank is the location of the Bank at 405 East Main Street, Ottawa, Ohio. First National Bank's facility is a two-story brick and steel building containing approximately 7,100 square feet of space. The first floor is a traditional banking lobby and the second floor contains proof/bookkeeping and office space.

      The following is a listing and brief description of the properties owned by Citizens Bank and used in its business:

                        1. The full service main office is located at 132 East
                  Front Street, Pemberville, Ohio and contains 6,389 square feet. It was built near the turn of the century and was completely remodeled and added on to in 1992.

                        2. A full service branch office located at 230 West Madison Street, Gibsonburg, Ohio occupies 2,520 square feet and was built in 1988.

Item 3.      Legal Proceedings.

      There are no pending legal proceedings to which the Corporation or any of its subsidiaries is a party or to which any of their property is subject, except routine legal proceedings to which the Corporation or any of its subsidiaries is a party incidental to its banking business. None of such proceedings are considered by the Corporation to be material.

Item 4.      Submission of Matters to a Vote of Security Holders.

      Not applicable.

Executive Officers of the Registrant.

      The following table lists the names and ages of the executive officers of the Corporation as of the date of this Annual Report on Form 10-K, the positions presently held by each such executive officer and the business experience of each such executive officer during the past five years. Unless otherwise indicated, each person has held his principal occupation(s) for more than five years. All executive officers serve at the pleasure of the Board of Directors of the Corporation.


                                    Position(s) Held with the
                                    Corporation and its Subsidiaries
      Name              Age         and Principal Occupation(s)
     ------            -----        -----------------------------------

Thomas C. Williams      47          President and Chief Executive Officer of
                                    the Corporation and of State Bank since
                                    June 1995; President of FirstMerit Bank,
                                    FSB, Clearwater, Florida, from 1994 to
                                    June, 1995; Senior Vice President and
                                    Managing Officer of the Northern Region
                                    of The First National Bank of Ohio,
                                    Cleveland, Ohio, from 1990 to 1994;
                                    Director of the Corporation, State Bank
                                    and Rurbanc.

David E. Manz           46          Executive Vice President, Secretary and
                                    Treasurer since 1992, Chief Financial
                                    Officer since 1990, and Vice President
                                    from 1990 to 1992, of the Corporation;
                                    President and Chief Executive Officer
                                    of Rurbanc since 1988; Executive Vice
                                    President since 1992, Senior Vice Presi-dent from 1991 to 1992, and Vice President from 1983 to 1991, of State Bank; Director of the Corporation and Rurbanc.

Edward L. Yoder         50          Vice President of the Corporation since
                                    1992; Executive Vice President since 1992,
                                    Senior Vice President from 1991 to 1992, and Vice President from 1981 to 1991, of State Bank; President and Chief Executive
                                    Officer of Rurban Life since 1992;
                                    Director of Rurban Life.

Robert W. Constien      43          Vice President of the Corporation since
                                    1994; Executive Vice President since 1994,
                                    Senior Vice President from 1991 to 1993,
                                    Vice President from 1987 to 1991, and a
                                    Trust Officer since 1987, of State Bank.


                                   PART II

Item 5.  Market for  Registrant's  Common  Equity  and  Related  Stockholder
Matters.

      The common shares of the Corporation are traded on a limited basis in the over-the-counter market. The table below sets forth the high and low bid quotations for, and the cash dividends declared with respect to, the common shares of the Corporation, for the indicated periods. The bid quotations were obtained from one of the securities dealers who makes a market in the Corporation's common shares (the Corporation is aware of three securities dealers who make a market in its common shares). The bid quotations reflect the prices at which purchases and sales of the Corporation's common shares could be made during each period and not inter-dealer prices. The bid quotations reflect retail mark-ups, but not commissions or retail mark-downs. The bid quotations represent actual transactions in the Corporation's common shares. The per share amounts have been restated for the two-for-one stock split in January 1994.

                                             Per Share          Per Share
                                            Bid Prices          Dividends
        1994                              High       Low        Declared
        ----                              ----       ---        --------

First Quarter                           $ 21.00   $ 18.25        $  .15
Second Quarter                            23.00     20.00           .15
Third Quarter                             24.00     22.00           .15
Fourth Quarter                            25.50     24.00           .15

        1995

First Quarter                           $ 25.50   $ 23.75        $  .15
Second Quarter                            27.75     25.13           .15
Third Quarter                             30.50     27.75           .15
Fourth Quarter                            32.38     29.38           .15

      There can be no assurance as to the amount of dividends which will be declared with respect to the common shares of the Corporation in the future, since such dividends are subject to the discretion of the Corporation's Board of Directors, cash needs, general business conditions, dividends from the subsidiaries and applicable governmental regulations and policies. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources and Note 1 of Notes to Consolidated Financial Statements.

      The approximate number of holders of outstanding common shares of the Corporation, based upon the number of record holders as of December 31, 1995, is 1,056.

Item 6.  Selected Financial Data.

SUMMARY OF SELECTED FINANCIAL DATA

                               (Dollars in thousands except per share data)
Year Ended December 31,          1995        1994        1993        1992        1991
                                 ----        ----        ----        ----        ----
EARNINGS
 Total interest income ....   $ 31,430    $ 23,474    $ 21,478    $ 22,716    $ 23,757
 Total interest expense ...     14,238       9,612       8,909      10,754      12,817
 Net interest income ......     17,192      13,862      12,569      11,962      10,940
 Provision for loan losses       1,452         701         795         768         810
 Total noninterest income .      5,753       5,312       5,434       5,124       3,996
 Total noninterest expense      15,272      12,664      11,510      10,813       9,848
 Income tax expense .......      2,127       1,899       1,823       1,766       1,272
 Net income ...............      4,095       3,910       3,875       3,739       3,006

-----------------------------------------------------------------------------------------

PER SHARE DATA (1)
 Net income ...............   $   1.87    $   1.89    $   1.91    $   1.84    $   1.50
 Cash dividends declared ..       0.60        0.60        0.60        0.59        0.60

 Average shareholders' ....     37,877      30,614      29,966      27,374      23,761
   equity (2)
 Average total assets .....    398,560     335,118     314,230     297,720     259,843

-----------------------------------------------------------------------------------------

RATIOS
 Return on average total ..       1.03%       1.17%       1.23%       1.26%       1.16%
   assets
 Average shareholders'
   equity(2)
   to average total assets        9.50        9.14        9.54        9.19        9.14
 Return on average
   shareholders'
   equity(2) ..............      10.81       12.77       12.93       13.66       12.65
 Dividend payout ratio
   (dividends
   divided by net income)        32.01       32.33       31.54       32.10       39.93

-----------------------------------------------------------------------------------------

PERIOD END TOTALS
 Total assets .............   $411,226    $393,547    $317,845    $310,143    $274,851
 Total loans and leases ...    277,600     280,679     227,813     210,922     181,461
 Total deposits ...........    367,797     354,646     283,603     279,696     241,843
 Shareholders' equity(2) ..     40,078      35,675      31,293      28,640      26,107
 Book value per common ....      18.35       16.33       15.42       14.11       12.86
   share (1)(2)

--------------------------------------------------------------------------------

(1) Per share data restated for 1994 two-for-one stock split and 1992 15% stock dividend.
(2)  Includes common shares subject to repurchase obligation in ESOP.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

                               Earnings Summary

      Consolidated net income for the Corporation for 1995 was $4,095,000, up from $3,910,000 in 1994 and $3,875,000 in 1993. Net income per share was $1.87 in 1995, a decrease of 1% from $1.89 in 1994. The 1994 net income per share results represented a 1% decrease from $1.91 in 1993. Cash dividends declared per share amounted to $.60 in 1995, 1994 and 1993. Per share data has been adjusted to reflect the two-for-one stock split paid in January of 1994.

                            Results Of Operations

1995 Compared With 1994

      Net interest income for 1995 was $17,192,000, an increase of $3,331,000 (24%) over 1994. The increase is primarily due to the additional net interest income resulting from a 13% increase in the average balance of total loans, net of unearned income and deferred loan fees. Net interest income was significantly impacted by the acquisition of Citizens Bank in October of 1994. For the year ended December 31, 1994, approximately three months of net interest income was recorded for Citizens Bank in the Corporation's consolidated net interest income as compared to a full year of net interest income for December 31, 1995. Net interest income was also favorably impacted by a 121 basis point increase in the average yield on loans due to higher average rates charged on loans resulting from an upward movement of interest rates during 1995. This contributed to a 26 basis point increase in average tax equivalent net interest margin from 4.46% in 1994 to 4.72% in 1995. The tax equivalent yield on average balances of interest-earning assets increased from 7.51% for 1994 to 8.57% in 1995 due to the upward movement of interest rates during 1995.

      The average rate on interest-bearing liabilities for 1995 was 4.51%, an increase of 88 basis points from 3.63% for 1994. This increase was primarily the result of an increase in interest rates paid on time deposits when the interest rates were rising during the early part of 1995.

      At December 31, 1995, net loans amounted to $273,095,000, a decrease of 1% over net loans of $275,647,000 at December 31, 1994. This decrease is primarily due to the lower demand for consumer loans in 1995 compared to 1994. With the recent decrease in interest rates, management expects increased refinancing activity may lead to net mortgage loan growth if the Corporation is able to refinance loans currently held by other financial institutions. Lower rates are expected to boost the growth of small businesses by lowering borrowing costs. Management expects this to lead to increased demand for commercial, financial and agricultural loans.

      At December 31, 1995, approximately $2.9 million of real estate mortgage loans were held for sale in the secondary market. During 1995, approximately $10.4 million of real estate mortgage loans were originated for sale and approximately $12.2 million were sold in the secondary market. This represents a decrease of $325,000 (3%) in loans sold in 1995 as compared to 1994. Mortgage loans originated for sale decreased $2.1 million in 1995, as compared to 1994, primarily due to increasing interest rates in the early part of 1995 which slowed the demand for mortgage loan refinancings. Net gains on loan sales for 1995 totaled $84,000, a decrease of $28,000 (25%) as compared to 1994. The Corporation continues to retain the servicing of these loans as a fee generating service. Primarily, loans originated for sale are fixed rate mortgage loans. Management anticipates an increase in the volume of loans originated for sale in 1996 as compared to 1995 based on the lowering of interest rates in the first quarter of 1996.

      Securities totaled $90,330,000 at December 31, 1995 which represented an increase of $20,147,000 (29%) from total securities of $70,183,000 at December 31, 1994. The increase in securities is primarily due to a growing deposit base, outpacing loan demand, as customers take advantage of the deposit services being offered by the Corporation. In November 1995, the Financial Accounting Standards Board ("FASB") issued its Special Report, A Guide to Implementation of SFAS No. 115 on Accounting for Certain Investments in Debt and Equity Securities ("Guide"). As permitted by the Guide, on December 31, 1995, the Corporation made a one-time reassessment and transferred securities from the held-to-maturity portfolio to the available-for-sale portfolio. At the date of transfer, these securities had an amortized cost of $10,854,000 and the transfer increased the unrealized gain on securities available-for-sale by $211,000 and shareholders' equity by $139,000, net of tax of $72,000. As of December 31, 1995, all securities of the Corporation consisted of available-for-sale securities. The available-for-sale securities represent those securities the Corporation may decide to sell if needed for liquidity, asset/liability management or other reasons. These securities are reported at fair value with unrealized gains and losses included as a separate component of shareholders' equity, net of tax. This resulted in a net addition to shareholders' equity of approximately $449,000 at December 31, 1995.

      Total deposits at December 31, 1995 amounted to $367,797,000, an increase of $13,151,000 (4%) over total deposits of $354,646,000 at December 31, 1994. The increase of deposits is believed to have occurred as a result of increased deposit services and flexibility of products offered. Management believes that customers continue to place a value on federal insurance on deposit accounts and that, to the extent the Corporation continues to pay competitive rates on deposits and continues to provide flexibility of deposit products, the Corporation will be able to maintain its deposit levels.

      The provision for loan losses which was charged to operations was based on the amount of net losses incurred and management's estimation of future losses based on an evaluation of portfolio risk and economic factors. The provision for loan losses was $1,452,000 in 1995 compared to $701,000 in 1994. The increased provision and decrease in the allowance in 1995 as compared to 1994 is due largely to the charge off of certain credits which were previously reported on a nonaccrual basis. The amount of allowance acquired through the acquisition of Citizens Bank in 1994 was $1.1 million. The allowance at December 31, 1995 was $4,270,000 or 1.54% of total loans, net of deferred loan fees, compared to $4,770,000 or 1.70% of total loans, net of deferred loan fees, at December 31, 1994.

      Management adopted Statement of Financial Accounting Standards (SFAS) No. 114, Accounting by Creditors for Impairment of a Loan, as amended by SFAS No. 118, effective January 1, 1995, which requires recognition of loan impairment. Loans are considered impaired if full principal or interest payments are not anticipated in accordance with the contractual loan terms. Impaired loans are carried at the present value of expected future cash flows discounted at the loan's effective interest rate or at the fair value of the collateral if the loan is collateral dependent. Under this guidance, the carrying value of impaired loans is periodically adjusted to reflect cash payments, revised estimates of future cash flows and increases in the present value of expected cash flows due to the passage of time. A portion of the allowance for loan losses is allocated to impaired loans. The effect of adopting these standards in 1995 was not material.

      Smaller-balance homogeneous loans are evaluated for impairment in total. Such loans include residential first mortgage loans secured by one-to-four family residences, residential construction loans, and automobile, home equity and second mortgage loans. Commercial loans and mortgage loans secured by other properties are evaluated individually for impairment. When analysis of borrower operating results and financial condition indicates that underlying cash flows of the borrower's business are not adequate to meet its debt service requirements, the loan is evaluated for impairment. Often this is associated with a delay or shortfall in payments of 30 days or more. Commercial loans are rated on a scale of 1 to 5, with 1 being satisfactory, 2 watch, 3 substandard, 4 doubtful, and 5 as loss which are then charged off. Loans graded a 4 or worse are considered for impairment. Loans are generally moved to nonaccrual status when 90 days or more past due. These loans are often considered impaired. Impaired loans, or portions thereof, are charged off when deemed uncollectible. This typically occurs when the loan is 120 days or more past due. At December 31, 1995, the Corporation classified four loan relationships as impaired, totaling $1,835,000. Management allocated $643,000 of the allowance for loan losses to impaired loans at December 31, 1995.

      Management allocated approximately 39% of the allowance for loan losses to commercial, financial and agricultural loans; 34% to installment loans; and 12% to real estate mortgage loans at December 31, 1995, leaving a balance of 15% unallocated. Nonperforming loans decreased to $3,114,000 at December 31, 1995 from $4,736,000 at December 31, 1994. The decrease in nonperforming loans relates primarily to the charge off of certain nonperforming loans in 1995. Management believes the allowance for loan losses balance at December 31, 1995 is adequate to absorb losses on these and other loans, as the allowance balance is maintained by management at a level considered adequate to cover losses that are currently anticipated based on past loss experience, general economic conditions, information about specific borrower situations including their financial position and collateral values, and other factors and estimates which are subject to change over time.

      Total noninterest income increased $440,000 (8%) to $5,753,000 in 1995 from $5,313,000 in 1994, primarily due to increases in three areas. The Corporation's service charges on deposits increased $163,000 (16%) to $1,185,000 in 1995 compared to $1,022,000 in 1994, trust department income increased $161,000 (9%) to $1,946,000 in 1995 from $1,785,000 in 1994 and data processing fees increased $107,000 (6%) to $2,039,000 in 1995 compared to $1,932,000 in 1994. A significant factor in the increase in noninterest income was the addition of Citizens Bank in the fourth quarter of 1994, resulting in a full year of noninterest income for Citizens Bank in 1995 as compared to approximately three months of noninterest income in 1994.

      Total noninterest expense increased $2,608,000 (21%) to $15,272,000 in 1995, from $12,664,000 in 1994, primarily due to the following factors. Salaries and employee benefits increased $1,173,000 (20%) to $6,909,000 in 1995 compared to $5,736,000 in 1994. This increase is due to normal annual salary increases and the inclusion of Citizen Bank's salary and employee benefits for the entire year for 1995 compared to approximately three months in 1994. Equipment rentals, depreciation and maintenance expenses increased $638,000 (51%) to $1,890,000 in 1995 compared to $1,252,000 in 1994. This increase is largely due to depreciation on the new data processing equipment at Rurbanc, which was placed in service in the last quarter of 1994, resulting in a full year of depreciation in 1995. Other expenses increased $716,000 (15%) primarily due to increases in professional fees of $244,000, increases in the amortization of intangible assets of $417,000 and a general increase in all operating expenses, partially offset by a decrease in FDIC insurance expense. Another significant factor in the increase in other expenses was the addition of Citizens Bank in the fourth quarter of 1994, resulting in a full year of other expenses for Citizens Bank in 1995 as compared to approximately three months of other expenses in 1994.

      Income tax expense for the year ended December 31, 1995 was $2,127,000, an increase of $228,000 (12%) from 1994. This increase was primarily attributable to an increase in income before income tax expense.

      Several new accounting standards have been issued by the FASB that will apply in 1996. SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets To Be Disposed Of", requires a review of long-term assets for impairment of recorded value and resulting write-downs if the value is impaired. SFAS No. 122, "Accounting for Mortgage Servicing Rights", requires recognition of an asset when servicing rights are retained on in-house originated loans that are sold. These statements are not expected to have a material effect on the Corporation's consolidated financial position or results of operations.

1994 Compared With 1993

      Net interest income for 1994 was $13,862,000, an increase of $1,292,000 (10%) over 1993. The increase was primarily due to the additional net interest income resulting from an 11% increase in the average balance of total loans, net of unearned income and deferred loan fees. Approximately one-third of this increase was attributable to the acquisition of Citizens Bank, located in Pemberville, Ohio, in October of 1994. Net interest income was also favorably impacted by a 19 basis point increase in the average yield on loans. This contributed to an 8 basis point increase in average tax equivalent net interest margin from 4.38% in 1993 to 4.46% in 1994. The tax equivalent yield on average balances of interest-earning assets increased from 7.42% for 1993 to 7.51% in 1994 due to increasing interest rates during most of 1994.

      The average rate on interest-bearing liabilities for 1994 was 3.63%, an increase of 4 basis points from 3.59% for 1993. This increase was primarily the result of an increase in interest rates paid on time deposits.

      At December 31, 1994, net loans amounted to $275,647,000, an increase of 23% over net loans of $224,258,000 at December 31, 1993. The increase in loans was primarily funded by an increase of 25% in total deposits from 1993 to 1994. Of the $51,389,000 increase in net loans, approximately $35 million was attributable to the acquisition of Citizens Bank.

      At December 31, 1993, approximately $4.7 million of real estate mortgage loans were held for sale. During 1994, approximately $12.5 million of real estate mortgage loans were originated for sale and approximately $12.5 million were sold in the secondary market. This represented a decrease of $28.9 million (70%) in loans sold in 1994 as compared to 1993. Net gains realized on loan sales for 1994 totaled $112,000, a decrease of $318,000 (74%) as compared to 1993. The Corporation continued to retain the servicing of these loans as a fee generating service. As of December 31, 1994, loans held for sale in the secondary market totaled approximately $4.7 million. Mortgage loans originated for sale decreased $32.1 million in 1994, as compared to 1993, primarily due to increasing interest rates and the resulting decrease in customer refinancings throughout most of 1994. Primarily, loans originated for sale were fixed rate mortgage loans.

      Securities totaled $70,183,000 at December 31, 1994 which represented an increase of $11,269,000 (19%) from total securities of $58,914,000 at December 31, 1993. The increase in securities was primarily due to securities acquired in the acquisition of Citizens Bank. On January 1, 1994, the Corporation adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". As a result, the Corporation classified $59,812,000 of securities as available-for-sale and $10,371,000 of securities as held-to-maturity at December 31, 1994. The available-for-sale securities represent those securities the Corporation may decide to sell if needed for liquidity, asset liability management or other reasons. These securities are reported at fair value with unrealized gains and losses included as a separate component of shareholders' equity, net of tax. This resulted in a net reduction to shareholders' equity of $1,170,000 at December 31, 1994. The held-to-maturity securities represent those securities which the Corporation has the positive intent and ability to hold to maturity, and are reported at amortized cost.

      Total deposits at December 31, 1994 amounted to $354,646,000, an increase of $71,043,000 (25%) over total deposits of $283,603,000 at December 31, 1993. The acquisition of Citizens Bank brought in approximately $56 million in deposits. The additional increase of deposits was believed to have occurred as a result of increased deposit services and flexibility of products offered.

      The provision for loan losses which was charged to operations was based on the growth of the loan portfolio, the amount of net losses incurred and management's estimation of future losses based on an evaluation of portfolio risk and economic factors. The provision for loan losses was $701,000 in 1994 compared to $795,000 in 1993. The amount of allowance for loan losses acquired through the acquisition of Citizens Bank was $1.1 million. The allowance at December 31, 1994 was $4,770,000 or 1.70% of total loans, net of deferred loan fees, compared to $3,390,000 or 1.49% of total loans, net of deferred loan fees, at December 31, 1993.

      Management allocated approximately 37% of the allowance for loan losses to commercial, financial and agricultural loans; 34% to installment loans; and 12% to real estate mortgage loans at December 31, 1994, leaving a balance of 17% unallocated. Nonperforming loans increased to $4,736,000 at December 31, 1994 from $3,821,000 at December 31, 1993. The increase in nonperforming loans was primarily due to one large commercial borrower totaling approximately $832,000 at December 31, 1994 being 90 days or more past due.

      Total noninterest income decreased $121,000 (2%) to $5,313,000 in 1994 primarily due to decreases in two areas. Data processing fees decreased $51,000 (3%) to $1,932,000 in 1994 compared to $1,983,000 in 1993. Also, as discussed above, the Corporation did not sell as many loans in the secondary market in 1994 resulting in a decline in net gains on loan sales of $318,000 (74%) from $430,000 in 1993 to $112,000 in 1994. These decreases were partially offset by increases in service charges on deposits, trust department income and other noninterest income.

      Total noninterest expense increased $1,154,000 (10%) to $12,664,000 in 1994, primarily due to the following factors. Salaries and employee benefits increased $461,000 (9%) due in part to the acquisition of Citizens Bank as well as normal annual salary increases. Equipment rentals, depreciation and maintenance  increased  $190,000  (18%)  of  which  $54,000  was  due  to  the acquisition of Citizens Bank. Other expenses increased $534,000 (12%) primarily due to increases in professional fees of $121,000 (17%), advertising expense of $72,000 (45%), state, local and other taxes of $82,000 (16%) and other operating expenses of $225,000 (25%). The most significant factor in the increase in other expenses of $534,000 was the addition of Citizens Bank.

      Income tax expense for the year ended December 31, 1994 was $1,899,000, an increase of $76,000 (4%) from 1994. This increase was primarily attributable to an increase in income before income tax expense and a reduction in the level of tax-exempt income in 1994 as compared to 1993.

                                  Liquidity

      Liquidity relates primarily to the Corporation's ability to fund loan demand, meet deposit customers' withdrawal requirements and provide for operating expenses. Assets used to satisfy these needs consist of cash, deposits in other financial institutions, federal funds sold, securities and loans held for sale. These assets are commonly referred to as liquid assets. Liquid assets were $121,839,000 at December 31, 1995 compared to $100,397,000 at December 31, 1994 and $82,100,000 at December 31, 1993. Liquidity levels increased $21,442,000 from 1994 to 1995 primarily due to the increase in cash and cash equivalents and securities available-for-sale. Management recognizes that securities may need to be sold in the future to help fund loan demand and, accordingly, as of December 31, 1995, $90,330,000 of securities were classified as available-for-sale. Management believes its current liquidity level is sufficient to meet anticipated future growth.

      The cash flow statements for the periods presented provide an indication of the Corporation's sources and uses of cash as well as an indication of the ability of the Corporation to maintain an adequate level of liquidity. A discussion of the cash flow statements for 1995, 1994 and 1993 follows.

      For all periods presented, the Corporation experienced a net increase in cash from operating activities. Net cash from operating activities was $8,033,000, $6,856,000 and $2,681,000 for the years ended December 31, 1995,
1994 and 1993, respectively. The increase in net cash from operating activities of $1,177,000 for 1995 as compared to 1994 was primarily due to an increase in interest received on interest-earning assets which outpaced an increase in interest paid on interest-bearing liabilities. Net cash from operating activities increased $4,175,000 in 1994 as compared to 1993 primarily due to changes in activity related to loans originated for sale and an increase in interest received on interest-earning assets outpacing the increase in interest paid on interest-bearing liabilities due to the acquisition of Citizens Bank in October of 1994 and rising interest rates.

      Net cash flow from investing activities was $(16,672,000), $(13,086,000) and $(9,212,000) for the years ended December 31, 1995, 1994 and 1993, respectively. The changes in net cash from investing activities include the result of normal maturities and reinvestments of securities as well as financing loan growth and premises and equipment expenditures. In 1995, the Corporation received $2,263,000 from sales of securities available-for-sale and $25,509,000 from principal repayments, maturities and calls of securities, and had a cash outflow of $45,462,000 for the purchase of securities. In 1994, the Corporation received $3,266,000 in net cash as a result of the acquisition of Citizens Bank.

      Net cash flow from financing activities was $11,840,000, $13,071,000 and $3,685,000 for the years ended December 31, 1995, 1994 and 1993, respectively. The net cash increase was primarily attributable to growth in total deposits of $13,151,000, $15,335,000 and $3,907,000 in 1995, 1994 and 1993,
respectively.

      Management of interest sensitivity is accomplished by matching the maturities of interest-earning assets and interest-bearing liabilities. The following table illustrates the asset (liability) funding gaps for selected maturity periods as of December 31, 1995.


                                   INTEREST SENSITIVITY GAP ANALYSIS

                         ------------Repricable or Maturing Within-------------
                              0-6       6-12     Total 1    Over 1       Total
                             Months    Months      yr.        yr.
                             (000)     (000)      (000)      (000)       (000)
                             -----     -----      -----     -----       -----
ASSETS
Interest-earning deposits
  in other financial
  institutions              $    20   $   100     $  120    $   60    $   180
Federal funds sold            7,313         -      7,313         -      7,313
Securities                   15,414    17,695     33,109    57,221     90,330
Loans/loans held for sale   141,051    66,598    207,649    72,665    280,314
                          ---------  --------   --------  ---------  --------

 Total interest-earning    $163,798  $ 84,393   $248,191  $129,946   $378,137
   assets                  ========  ========   ========  ========   ========

LIABILITIES
Interest-bearing deposits  $232,458  $ 42,155   $274,613  $ 44,463   $319,076
                           ========  ========   ========  ========   ========

Assets (liability) GAP     $(68,660) $ 42,238   $(26,422) $ 85,483   $ 59,061
  GAP ratio (assets/            70%      200%        90%      292%       119%
  liabilities)


                              Capital Resources

      Total shareholders' equity was $40,078,000 (which includes $9,333,000 of common shares subject to repurchase obligation in ESOP) as of December 31, 1995, an increase of $4,403,000 over total shareholders' equity of $35,675,000 as of December 31, 1994. The increase in total shareholders' equity was primarily due to 1995 net income of $4,095,000 and $1,619,000 net change in unrealized appreciation on securities available-for-sale, net of tax, partially offset by dividends of $1,311,000. Under risk-based capital guidelines issued by the Federal Reserve Board, the Corporation and its subsidiary banks are required to maintain a minimum risk-based capital ratio of 8% and a minimum leverage ratio of 4% as of December 31, 1995. While risk-based capital guidelines consider on-balance-sheet and off-balance-sheet risk, the minimum leverage ratio measures capital in relation to total on-balance-sheet assets.

      The components of risk-based capital are tier 1 capital and tier 2 capital. The definition of capital, used in the leverage ratio, is identical to tier 1 capital under risk-based capital guidelines. Tier 1 capital is total shareholders' equity less intangible assets and tier 2 capital includes total allowance for loan losses in the calculation of total capital for risk-based capital purposes. The allowance for loan losses is includable in tier 2 capital up to a maximum of 1.25% of risk-weighted assets. The net unrealized appreciation/depreciation on securities available-for-sale, net of tax, under SFAS No. 115 is not considered for meeting regulatory capital requirements. The following table provides the minimum regulatory capital requirements and the Corporation's capital ratios at December 31, 1995:

                            TYPE OF CAPITAL RATIO
                                                       Minimum
                                                      Regulatory
                                                       Capital     Corporation's
                                                     Requirements     Capital
                                                       12/31/95        Ratio
                                                     -----------   -------------

Ratio of tier 1 capital to weighted-risk assets          4.00%         14.51%
Ratio of total capital to weighted-risk assets           8.00%         15.76%
Leverage Ratio                                           4.00%          9.26%
Ratio of total shareholders' equity to total assets       N/A           9.75%

      The Corporation's subsidiaries meet the applicable minimum regulatory capital requirements at December 31, 1995. The Corporation remains comfortably above the minimum regulatory capital requirements. The banking regulators may alter minimum capital requirements as a result of revising their internal policies and their ratings of the Corporation's subsidiary banks.

      Restrictions  exist  regarding  the ability of the  subsidiary  banks to transfer  funds to the  Corporation  in the form of cash  dividends,  loans or advances. (See Note 1 to Consolidated Financial Statements.) These restrictions have had no major impact on the Corporation's dividend policy or operations and it is not anticipated that they will have any major impact in the future.

      As of December 31, 1995, management is not aware of any current recommendations by banking regulatory authorities which, if they were to be implemented, would have, or are reasonably likely to have, a material adverse effect on the Corporation's liquidity, capital resources or operations.


                   Impact Of Inflation And Changing Prices

      The majority of assets and liabilities of the Corporation are monetary in nature and therefore the Corporation differs greatly from most commercial and industrial companies that have significant investments in fixed assets or inventories. However, inflation does have an important impact on the growth of total assets in the banking industry and the resulting need to increase equity capital at higher than normal rates in order to maintain an appropriate equity to assets ratio. Inflation significantly affects noninterest expense, which tends to rise during periods of general inflation.

      Management believes the most significant impact on financial results is the Corporation's ability to react to changes in interest rates. Management seeks to maintain an essentially balanced position between interest sensitive assets and liabilities and actively manages the amount of securities available-for-sale in order to protect against the effects of wide interest rate fluctuations on net income and shareholders' equity.

Item 8.      Financial Statements and Supplementary Data.

      The Consolidated Balance Sheets of the Corporation and its subsidiaries as of December 31, 1995 and December 31, 1994, the related Consolidated Statements of Income, Changes in Shareholders' Equity and Cash Flows for each of the years in the three-year period ended December 31, 1995, the related
Notes to Consolidated Financial Statements and the Report of Independent Auditors, appear on pages 46 through 73 of this Annual Report on Form 10-K. The Corporation is not required to furnish the supplementary financial information specified by Item 302 of Regulation S-K.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

      None.

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant.

     In accordance with General Instruction G(3), the information called for in this Item 10 is incorporated herein by reference to the Corporation's definitive Proxy Statement, filed with the Securities and Exchange Commission pursuant to Regulation 14A of the General Rules and Regulations under the Securities Exchange Act of 1934, relating to the Corporation's Annual Meeting of Shareholders to be held on April 22, 1996, under the captions "ELECTION OF DIRECTORS" and "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT." In addition, certain information concerning the executive officers of the Corporation called for in this Item 10 is set forth in the portion of Part I of this Annual Report on Form 10-K entitled "Executive Officers of the Registrant" in accordance with General Instruction G(3).

Item 11.  Executive Compensation.

     In accordance with General Instruction G(3), the information called for in this Item 11 is incorporated herein by reference to the Corporation's definitive Proxy Statement, filed with the Securities and Exchange Commission pursuant to Regulation 14A of the General Rules and Regulations under the Securities Exchange Act of 1934, relating to the Corporation's Annual Meeting of Shareholders to be held on April 22, 1996, under the captions "COMPENSATION OF EXECUTIVE OFFICERS AND DIRECTORS" and "COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION." Neither the "REPORT ON EXECUTIVE COMPENSATION" nor the "PERFORMANCE GRAPH" included in the Corporation's definitive Proxy Statement relating to the Corporation's Annual Meeting of Shareholders to be held on April 22, 1996, shall be deemed to be incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

     In accordance with General Instruction G(3), the information called for in this Item 12 is incorporated herein by reference to the Corporation's definitive Proxy Statement, filed with the Securities and Exchange Commission pursuant to Regulation 14A of the General Rules and Regulations under the Securities Exchange Act of 1934, relating to the Corporation's Annual Meeting of Shareholders to be held on April 22, 1996, under the caption "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT."

Item 13.  Certain Relationships and Related Transactions.

     In accordance with General Instruction G(3), the information called for in this Item 13 is incorporated herein by reference to the Corporation's definitive Proxy Statement, filed with the Securities and Exchange Commission pursuant to Regulation 14A of the General Rules and Regulations under the Securities Exchange Act of 1934, relating to the Corporation's Annual Meeting of Shareholders to be held on April 22, 1996, under the caption "TRANSACTIONS INVOLVING MANAGEMENT."


                                   PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)  (1) Financial Statements.

         For a list of all financial statements included in this Annual Report on Form 10-K, see "Index to Financial Statements" at page 45.

(a)  (2) Financial Statement Schedules.

         All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(a)  (3) Exhibits.

         Exhibits filed with this Annual Report on Form 10-K are attached hereto. For a list of such exhibits, see "Index to Exhibits" at page
         74. The following table provides certain information concerning executive compensation plans and arrangements required to be filed as exhibits to this Annual Report on Form 10-K.


                Executive Compensation Plans and Arrangements



Exhibit No.        Description                       Location

10(a)              Employees' Stock Ownership        Incorporated herein by
                   Plan of Rurban Financial Corp.    reference to the
                                                     Corporation's  Annual
                                                     Report  on Form 10-K for
                                                     the  fiscal year ended
                                                     December  31, 1991 (File
                                                     No. 0-13507) [Exhibit
                                                     10(a)].

10(b)              First Amendment to Employees'     Incorporated herein by
                   Stock Ownership Plan of Rurban    reference to the
                   Financial Corp., dated June       Corporation's Annual
                   14, 1993 and made to be           Report on Form 10-K for
                   effective as of January 1, 1993   the fiscal year ended
                                                     December 31, 1993 (File
                                                     No. 0-13507) [Exhibit
                                                     10(b)].

10(c)              Second Amendment to Employees'    Incorporated herein by
                   Stock Ownership Plan of Rurban    reference to the
                   Financial Corp., dated March      Corporation's Annual
                   14, 1994 and made to be           Report on Form 10-K for
                   effective as of January 1, 1993   the fiscal year ended
                                                     December 31, 1993 (File
                                                     No. 0-13507) [Exhibit
                                                     10(c)].

10(d)              Third Amendment to Employees'     Incorporated herein by
                   Stock Ownership Plan of Rurban    reference to the
                   Financial Corp., dated March      Corporation's Annual
                   13, 1995                          Report on Form 10-K for
                                                     the fiscal year ended
                                                     December  31,  1994 (File
                                                     No.   0-13507)   [Exhibit
                                                     10(d)].

10(e)              Fourth Amendment to Employees'    Pages 79 through 81 of
                   Stock Ownership Plan of Rurban    this Annual Report on Form
                   Financial Corp., dated            10-K.
                   June 10, 1995 and made to be
                   effective as of January 1, 1995

10(f)              The Rurban Financial Corp.        Incorporated herein by
                   Savings Plan and Trust            reference to the
                                                     Corporation's  Annual
                                                     Report on Form 10-K for
                                                     the fiscal year ended
                                                     December 31, 1988 (File
                                                     No. 0-13507) [Exhibit
                                                     10(d)].

10(g)              First Amendment to The Rurban     Incorporated herein by
                   Financial Corp. Savings Plan      reference to the
                   and Trust, dated December 10,     Corporation's Annual
                   1990 and effective January 1,     Report on Form 10-K for
                   1990                              the fiscal year ended
                                                     December  31,  1990 (File
                                                     No. 0-13507) [Exhibit
                                                     10(g)].

10(h)              Second Amendment to The Rurban    Incorporated herein by
                   Financial Corp. Savings Plan      reference to the
                   and Trust, dated March 11,        Corporation's Annual
                   1991, effective February 1,       Report on Form 10-K for
                   1991                              the fiscal year ended
                                                     December 31, 1992 (File
                                                     No. 0-13507)  [Exhibit
                                                     10(d)].

10(i)              Third Amendment to The Rurban     Incorporated herein by
                   Financial Corp. Savings Plan      reference to the
                   and Trust, dated June 11, 1991    Corporation's Annual
                                                     Report on Form 10-K for
                                                     the fiscal year ended
                                                     December 31, 1992 (File
                                                     No. 0-13507) [Exhibit
                                                     10(e)].

10(j)              Fourth Amendment to The Rurban    Incorporated herein by
                   Financial Corp. Savings Plan      reference to the
                   and Trust, dated July 14,         Corporation's Annual
                   1992, effective May 1, 1992       Report on Form 10-K for
                                                     the fiscal year ended
                                                     December 31, 1992 (File
                                                     No. 0-13507) [Exhibit
                                                     10(f)].

10(k)              Fifth Amendment to The Rurban     Incorporated herein by
                   Financial Corp. Savings Plan      reference to the
                   and Trust, dated March 14, 1994   Corporation's Annual
                                                     Report on Form 10-K for
                                                     the fiscal year ended
                                                     December 31, 1993 (File
                                                     No. 0-13507) [Exhibit
                                                     10(i)].

10(l)              Sixth Amendment to The Rurban     Pages 82 through 84 of
                   Financial Corp. Savings Plan      this Annual Report on Form
                   and Trust dated May 1, 1995       10-K.

10(m)              Summary of Incentive              Incorporated herein by
                   Compensation Plan of State Bank   reference to the
                                                     Corporation's Annual
                                                     Report  on Form  10-K for
                                                     the fiscal year ended
                                                     December 31, 1993 (File
                                                     No. 0-13507) [Exhibit
                                                     10(j)].

10(n)              Summary of Bonus Program          Incorporated herein by
                   adopted by the Trust              reference to the
                   Department of State Bank for      Corporation's Annual
                   the benefit of Robert W.          Report on Form 10-K for
                   Constien in his capacity as       the fiscal year ended
                   Manager of the Trust Department   December 31, 1991 (File
                                                     No. 0-13507) [Exhibit
                                                     10(e)].

10(o)              Summary of Bonus Program for      Incorporated herein by
                   the Trust Department of State     reference to the
                   Bank                              Corporation's Annual
                                                     Report on Form 10-K for
                                                     the fiscal year ended
                                                     December 31, 1992 (File
                                                     No. 0-13507) [Exhibit
                                                     10(i)].

10(p)              Summary of Sales Bonus Program    Incorporated herein by
                   of State Bank                     reference to the
                                                     Corporation's Annual
                                                     Report on Form 10-K for
                                                     the fiscal year ended
                                                     December 31, 1994 (File
                                                     No. 0-13507) [Exhibit
                                                     10(n)].

10(q)              Summary of Rurban Financial       Incorporated herein by
                   Corp. Bonus Plan                  reference to the
                                                     Corporation's Annual
                                                     Report on Form 10-K for
                                                     the fiscal year ended
                                                     December 31, 1993 (File
                                                     No. 0-13507) [Exhibit
                                                     10(q)].

10(r)              Executive Salary Continuation     Incorporated herein by
                   Agreement, dated December 15,     reference to the
                   1994, between Rurban Financial    Corporation's Annual
                   Corp. and Richard C. Burrows      Report on Form 10-K for
                                                     the fiscal year ended
                                                     December 31, 1994 (File
                                                     No. 0-13507)
                                                     [Exhibit 10(p)].

10(s)              Executive Salary Continuation     Pages 85 through 93 of
                   Agreement, dated October 11,      this Annual Report on Form
                   1995, between Rurban Financial    10-K.
                   Corp. and Thomas C. Williams;
                   and Schedule A to
                   Exhibit 10(s) identifying
                   other identical Executive
                   Salary Continuation Agreements
                   between executive officers of
                   Rurban Financial Corp. and
                   Rurban Financial Corp.
10(t)
                   Description of Split-Dollar       Page 94 of this Annual
                   Insurance Policies Maintained     Report on Form 10-K.
                   for Certain Executive Officers
                   of Rurban Financial Corp.

(b)   Reports on Form 8-K.

      There were no Current Reports on Form 8-K filed during the fiscal quarter ended December 31, 1995.

(c)   Exhibits.

      Exhibits filed with this Annual Report on Form 10-K are attached hereto. For a list of such exhibits, see "Index to Exhibits" at page 74.

(d)   Financial Statement Schedules.

      None.

                                  SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    RURBAN FINANCIAL CORP.


Date: March 26, 1996                By:  Thomas C. Williams, President
                                         and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      Name                    Date              Capacity
     ------                  ------            ----------

*Thomas C. Williams             *           President, Chief Executive Officer,
                                            Principal Executive Officer and
                                            Director

*David E. Manz                  *           Executive Vice President, Secretary,
                                            Treasurer, Chief Financial Officer,
                                            Principal Financial and Accounting
                                            Officer and Director

*Richard C. Burrows             *           Director

*John R. Compo                  *           Director

*Robert A. Fawcett, Jr.         *           Director

*Richard Z. Graham              *           Director

*John H. Moore                  *           Director

*Merlin W. Mygrant              *           Director

*Steven D. VanDemark            *           Director

*J. Michael Walz, D.D.S.        *           Director


*By: Thomas C. Williams
     (Attorney-in-Fact)
Date:   March 26, 1996

                            RURBAN FINANCIAL CORP.

                          ANNUAL REPORT ON FORM 10-K
                    FOR FISCAL YEAR ENDED DECEMBER 31, 1995


                         INDEX TO FINANCIAL STATEMENTS


                                                                     Pages in
                                                                     this Annual
                                                                     Report on
Description                                                          Form 10-K

Report of Independent Auditors....................................       46

Consolidated Balance Sheets at December 31, 1995
  and 1994........................................................      47-48

Consolidated Statements of Income for the years
  ended December 31, 1995, 1994 and 1993..........................       49

Consolidated Statements of Changes in Shareholders'
  Equity for the three years ended December 31,
  1995............................................................       50

Consolidated Statements of Cash Flows for the
  years ended December 31, 1995, 1994 and
  1993............................................................      51-52

Notes to Consolidated Financial Statements........................      53-73

                        REPORT OF INDEPENDENT AUDITORS



Board of Directors and Shareholders
Rurban Financial Corp.
Defiance, Ohio


We have audited the accompanying consolidated balance sheets of Rurban Financial Corp. as of December 31, 1995 and 1994 and the related consolidated statements of income, changes in shareholders' equity and cash flows for the years ended December 31, 1995, 1994 and 1993. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rurban Financial Corp. as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years ended December 31, 1995, 1994 and 1993 in conformity with generally accepted accounting principles.

As discussed in Note 1, the Corporation adopted the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", as of January 1, 1994.




                                          Crowe, Chizek and Company LLP

South Bend, Indiana
January 19, 1996

                   RURBAN FINANCIAL CORP. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                          December 31, 1995 and 1994


                                                        1995          1994
                                                        ----          ----
ASSETS
Cash and due from banks (Note 10) ............   $  21,067,131    $  20,606,577
Federal funds sold ...........................       7,312,525        4,571,594
                                                 -------------    -------------
   Total cash and cash equivalents ...........      28,379,656       25,178,171
                                                 -------------    -------------
Interest-earning deposits in other financial
  institutions ...............................         180,000          346,324
Securities available-for-sale (Note 2) .......      90,329,866       59,811,855
Securities held-to-maturity (Note 2)
  (Fair value: 1994 - $ 10,346,000) ..........            --         10,370,912
Loans
   Commercial, financial and agricultural ....      63,444,036       62,866,040
   Real estate mortgage ......................     152,555,540      152,136,086
   Installment ...............................      61,600,664       65,676,876
                                                 -------------    -------------
      Total loans ............................     277,600,240      280,679,002
   Deferred loan fees, net ...................        (235,396)        (262,204)
   Allowance for loan losses (Note 3) ........      (4,270,000)      (4,770,000)
                                                 -------------    -------------
      Net loans ..............................     273,094,844      275,646,798
                                                 -------------    -------------
Loans held for sale ..........................       2,949,293        4,689,611
Premises and equipment, net (Note 4) .........       8,383,717        9,264,085
Accrued interest receivable ..................       3,240,154        2,694,374
Other assets .................................       4,668,235        5,545,354
                                                 -------------    -------------

      Total assets ...........................   $ 411,225,765    $ 393,547,484
                                                 =============    =============

See accompanying notes to consolidated financial statements.

                   RURBAN FINANCIAL CORP. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                          December 31, 1995 and 1994


                                                        1995           1994
                                                        ----           ----
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
   Deposits
      Noninterest-bearing ......................   $ 48,721,000   $  50,381,190
      Interest-bearing (Note 5) ................    319,075,538     304,264,446
                                                   ------------   -------------
         Total deposits ........................    367,796,538     354,645,636
                                                   ------------   -------------
   Accrued interest payable ....................      1,035,048         908,248
   Other liabilities ...........................      2,315,688       2,319,013
                                                   ------------   -------------

         Total liabilities .....................    371,147,274     357,872,897

Commitments, off-balance-sheet risk and
  contingencies (Note 10)

Common stock subject to repurchase obligation
  in ESOP (Note 6) (1995 -  297,467 shares out-
  standing; 1994 - 271,428 shares outstanding) .      9,333,027       6,834,557
Common stock:  stated value $2.50 per share;
  5,000,000 shares authorized; 1995 - 1,886,911
  shares outstanding; 1994 - 1,912,950 shares
  outstanding ..................................      4,717,277       4,782,375
Additional paid-in capital .....................      5,798,813       8,232,185
Retained earnings ..............................     19,779,897      16,995,711
Net unrealized appreciation (depreciation) on
  securities available-for-sale, net of tax of
  $231,549 in 1995 and $602,851 in 1994 ........        449,477      (1,170,241)
                                                   ------------   -------------

   Total liabilities and shareholders' equity ..   $411,225,765   $ 393,547,484
                                                   ============   =============

See accompanying notes to consolidated financial statements.

                   RURBAN FINANCIAL CORP. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                 Years ended December 31, 1995, 1994 and 1993

                                            1995          1994         1993
                                            ----          ----         ----
Interest income
   Interest and fees on loans           $26,539,689   $20,421,474  $17,948,466
   Interest and dividends on securities
      Taxable                             3,756,764     2,485,695    2,989,616
      Non-taxable                           426,178       346,485      445,580
   Other interest income                    707,596       220,244       94,625
                                         ----------   -----------   ----------
         Total interest income           31,430,227    23,473,898   21,478,287

Interest expense
   Interest on deposits (Note 5)         14,197,998     9,486,706    8,856,704
   Interest on short-term borrowings         40,050       125,647       52,406
                                         ----------   -----------   ----------
      Total interest expense             14,238,048     9,612,353    8,909,110
                                         ----------   -----------   ----------

Net interest income                      17,192,179    13,861,545   12,569,177

Provision for loan losses (Note 3)        1,451,898       701,490      795,486
                                         ----------   -----------   ----------

Net interest income after provision
  for loan losses                        15,740,281    13,160,055   11,773,691

Noninterest income
   Service charges on deposits            1,184,787     1,021,685    1,004,321
   Trust department income                1,946,013     1,784,626    1,616,930
   Data processing fees                   2,038,948     1,932,045    1,982,739
   Net securities gains (losses)
     (Notes 2 and 8)                          3,113        (8,556)      (6,399)
   Net gains on loan sales                   83,919       112,156      430,321
   Other income                             496,419       470,727      405,917
                                         ----------   -----------   ----------
      Total noninterest income            5,753,199     5,312,683    5,433,829

Noninterest expense
   Salaries and employee benefits
     (Note 6)                             6,909,268     5,736,434    5,275,815
   Net occupancy expense of premises        869,678       788,377      818,739
   Equipment rentals, depreciation and
     maintenance                          1,889,540     1,251,898    1,061,832
   Other expenses (Note 7)                5,603,077     4,886,990    4,353,348
                                         ----------   -----------   ----------
      Total noninterest expense          15,271,563    12,663,699   11,509,734
                                         ----------   -----------   ----------

Income before income tax expense          6,221,917     5,809,039    5,697,786

Income tax expense (Note 8)               2,127,104     1,898,665    1,822,805
                                         ----------   -----------   ----------

Net income                               $4,094,813   $ 3,910,374   $3,874,981
                                         ==========   ===========   ==========

Earnings per common share (Note 1)       $     1.87   $      1.89   $     1.91
                                         ===========  ============  ===========


See accompanying notes to consolidated financial statements.

                   RURBAN FINANCIAL CORP. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                      Three years ended December 31, 1995


                                                                               Net Unrealized
                                                                                Appreciation
                        Common Stock                                           (Depreciation)
                           Subject                                             On Securities
                        To Repurchase                  Additional                Available-
                         Obligation in      Common      Paid-In      Retained     For-Sale,     Treasury
                            ESOP            Stock       Capital      Earnings    Net of Tax      Stock

Balances at January 1,
  1993                    $3,891,597    $  4,419,320   $8,649,167   $11,696,464   $    -       $  (16,840)

Net income for the year        -               -            -         3,874,981        -              -
Cash dividends declared
  ($0.60 per share)            -               -            -        (1,221,980)       -              -
Transfer to common stock
  subject to repurchase
  obligation in ESOP       1,324,621             500   (1,325,121)         -           -              -
Retirements of treasury
  stock                        -             (16,840)       -              -           -           16,840
                           ---------       ---------    ---------     ---------     ---------    --------

Balances at December 31,
  1993                     5,216,218       4,402,980    7,324,046    14,349,465        -              -

Adoption of SFAS No. 115,
  net of tax of $102,256
  (Note 1)                     -               -            -             -          198,496          -
Net income for the year        -               -            -         3,910,374         -             -
Cash dividends declared
  ($0.60 per share)            -               -            -        (1,264,128)        -             -
Transfer to common stock
  subject to repurchase
  obligation in ESOP       1,618,339          (8,105)  (1,610,234)        -             -             -
Common stock issued
  during the year (Note 1)     -             387,500    2,518,373         -             -             -
Net change in unrealized
  appreciation
  (depreciation) on
  securities available-
  for-sale, net of tax of
  $705,107                     -               -            -             -       (1,368,737)         -
                           ---------       ---------    ---------     ---------     ---------    --------

Balances at December 31,
  1994                     6,834,557       4,782,375    8,232,185    16,995,711   (1,170,241)         -


Net income for the year        -               -            -         4,094,813        -              -
Cash dividends declared
  ($0.60 per share)            -               -            -        (1,310,627)       -              -
Transfer to common stock
  subject to repurchase
  obligation in ESOP       2,498,470         (65,098)  (2,433,372)        -            -              -
Net change in unrealized
  appreciation
  (depreciation) on
  securities available-
  for-sale, net of tax of
  $834,400                     -               -            -              -       1,619,718          -
                           ---------       ---------    ---------     ---------    ---------    --------

Balances at December 31,
  1995                    $9,333,027    $  4,717,277   $5,798,813   $19,779,897   $   49,477     $    -
                          ==========    ============   ==========   ==========    ==========    ========

See accompanying notes to consolidated financial statements.

                    RURBAN FINANCIAL CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 Years ended December 31, 1995, 1994 and 1993


                                                    1995            1994            1993
                                                    ----            ----            ----
Cash flows from operating activities
   Cash received from customers - fees
     and commissions .......................   $  5,666,167    $  5,209,083    $  5,009,907
   Cash paid to suppliers and employees ....    (14,117,567)    (10,448,128)    (10,125,110)
   Loans originated for sale ...............    (10,418,133)    (12,503,521)    (44,609,167)
   Proceeds from sales of loans
     held for sale .........................     12,242,370      12,595,646      41,816,958
   Interest received .......................     30,857,639      23,249,685      21,600,312
   Interest paid ...........................    (14,111,248)     (9,353,404)     (9,078,862)
   Income taxes paid .......................     (2,086,479)     (1,893,366)     (1,933,000)
                                               ------------    ------------    ------------
      Net cash from operating activities ...      8,032,749       6,855,995       2,681,038

Cash flows from investing activities
   Net change in interest-earning
     deposits in other financial
     institutions ..........................        166,324        (166,324)        (80,000)
   Proceeds from sales of:
      Securities available-for-sale ........      2,263,104            --              --
      Securities held for sale .............           --              --         1,025,941
   Proceeds from principal repayments,
      maturities, and calls of:
      Securities available-for-sale ........     22,190,401      22,285,066            --
      Securities held-to-maturity ..........      3,318,925       2,250,856            --
      Investment securities ................           --              --        27,927,979
      Securities held for sale .............           --              --         4,529,222
   Purchase of:
      Securities available-for-sale ........    (41,660,219)    (17,500,656)           --
      Securities held-to-maturity ..........     (3,802,079)     (4,433,520)           --
      Investment securities ................           --              --       (19,878,601)
      Securities held for sale .............           --              --        (4,959,433)
   Net change in loans .....................        427,936     (17,010,807)    (17,824,554)
   Recoveries on loan charge-offs ..........        698,928         329,463         441,811
   Premises and equipment expenditures .....       (274,859)     (2,105,869)       (394,756)
   Purchase of banking subsidiary,
     net of cash received ..................           --         3,265,954            --
                                               ------------    ------------    ------------
      Net cash from investing
         activities ........................    (16,671,539)    (13,085,837)     (9,212,391)

Cash flows from financing activities
   Net change in deposits ..................     13,150,902      15,335,409       3,906,855
   Net change in short-term borrowings .....           --        (1,000,000)      1,000,000
   Cash dividends paid .....................     (1,310,627)     (1,264,128)     (1,221,980)
                                               ------------    ------------    ------------
      Net cash from financing activities ...     11,840,275      13,071,281       3,684,875
                                               ------------    ------------    ------------

Net change in cash and cash equivalents ....      3,201,485       6,841,439      (2,846,478)

Cash and cash equivalents at
  beginning of year ........................     25,178,171      18,336,732      21,183,210
                                               ------------    ------------    ------------

Cash and cash equivalents at end of year ...   $ 28,379,656    $ 25,178,171    $ 18,336,732
                                               ============    ============    ============
Reconciliation of net income to
  net cash from operating activities
   Net income ..............................   $  4,094,813    $  3,910,374    $  3,874,981
   Adjustments to reconcile net income
     to net cash from operating activities
      Depreciation .........................      1,155,227         961,919         776,557
      Amortization of intangible assets ....        634,000         217,000         203,000
      Provision for loan losses ............      1,451,898         701,490         795,486
      Net securities (gains) losses (Note 2)         (3,113)          8,556           6,399
      Loans originated for sale ............    (10,418,133)    (12,503,521)    (44,609,167)
      Proceeds from sales of loans
        held for sale ......................     12,242,370      12,595,646      41,816,958
      Net gains on loan sales ..............        (83,919)       (112,156)       (430,321)
   Change in assets and liabilities,
     net of effects from acquisition
     of branches and purchase
     of banking subsidiary
      Deferred loan fees, net ..............        (26,808)         37,822         (30,058)
      Accrued interest receivable ..........       (545,780)       (262,035)        152,083
      Income taxes receivable ..............         40,625           5,299        (110,195)
      Other assets .........................       (631,906)        234,380          93,004
      Accrued interest payable .............        126,800         258,949        (169,752)
      Other liabilities ....................         (3,325)        802,272         312,063
                                               ------------    ------------    ------------
         Net cash from operating activities    $  8,032,749    $  6,855,995    $  2,681,038
                                               ============    ============    ============

See also Note 14


See accompanying notes to consolidated financial statements.

                    RURBAN FINANCIAL CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      December 31, 1995, 1994, and 1993



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Industry Segment Information: Rurban Financial Corp. is a bank holding company, organized under Ohio law, that owns all the outstanding stock of The State Bank and Trust Company ("State Bank"), The Peoples Banking Company ("Peoples Bank"), The First National Bank of Ottawa ("First National Bank"), The Citizens Savings Bank Company ("Citizens Savings Bank"), Rurbanc Data Services, Inc. ("RDSI") and Rurban Life Insurance Company ("Rurban Life") (together referred to as "the Corporation"). The Corporation's subsidiary banks grant credit and accept deposits from their customers in the normal course of business primarily in the northwestern Ohio region. Rurbanc's business is comprised of providing data processing services primarily to financial institutions located in the northwest area of Ohio. Rurban Life accepts reinsurance ceded in part by USLIFE from the credit life and disability insurance purchased by customers of the Corporation's subsidiary banks. The Corporation operates primarily in the banking industry which accounts for more than 90% of its revenues, operating income and assets.

Basis of Reporting: The accompanying consolidated financial statements in-clude the accounts of Rurban Financial Corp. and its wholly-owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

On October 3, 1994, the Corporation acquired 100% of the common stock of Citizens Savings Bank located in Pemberville, Ohio with approximately $60 million in assets. The transaction was accounted for as a purchase. Citizens Savings Bank's results of operations are included in the income statement of the Corporation beginning as of the purchase date. Each share of Citizens Savings Bank's common stock was exchanged for $73.39 in cash or 3.91 common shares of the Corporation's common stock. The Corporation paid a total of $2,378,046 and issued 155,000 common shares in the acquisition.

Presented below are the consolidated proforma results of operations of the Corporation for the years ended December 31, 1994 and 1993, assuming this acquisition had occurred as of January 1, of each year.

                                                        1994          1993
                                                        ----          ----

   Net interest income ............................ $15,569,000    $14,965,000
   Net income .....................................   3,687,000      3,382,000
   Earnings per share .............................        1.69           1.55

Use of Estimates In Preparing Financial Statements: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

--------------------------------------------------------------------------------
NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
--------------------------------------------------------------------------------

Certain Significant Estimates: Areas involving the use of management's estimates and assumptions include the allowance for loan losses, the realization of deferred tax assets, fair values of securities and other financial instruments, the determination and carrying value of impaired loans, the carrying value of loans held for sale, the carrying value of other real estate, the determination of other-than-temporary reductions in the fair value of securities, recognition and measurement of loss contingencies, depreciation of premises and equipment and the carrying value and amortization of intangibles. Estimates that are more susceptible to change in the near term include the allowance for loan losses, securities valuations, the carrying value of loans held for sale, the carrying value of intangibles and the realization of deferred tax assets.

Certain Vulnerability Due to Certain Concentrations: Management is of the opinion that no concentrations exist that make the Corporation vulnerable to the risk of near-term severe impact.

Securities: On January 1, 1994, the Corporation adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities". The Corporation classifies securities into held-to-maturity, available-for-sale and trading categories. Held-to-maturity securities are those which the Corporation has the positive intent and ability to hold to maturity, and are reported at amortized cost. Available-for-sale securities are those the Corporation may decide to sell if needed for liquidity, asset-liability management or other reasons. Available-for-sale securities are reported at fair value, with unrealized gains and losses included as a separate component of shareholders' equity, net of tax. Trading securities are bought principally for sale in the near term, and are reported at fair value with unrealized gains and losses included in earnings. Adoption of SFAS No. 115 on January 1, 1994 increased shareholders' equity by $198,496, net of $102,256 tax effect.

In November 1995, the Financial Accounting Standards Board ("FASB") issued its Special Report, A Guide to Implementation of SFAS No. 115 on Accounting for Certain Investments in Debt and Equity Securities ("Guide"). As permitted by the Guide, on December 31, 1995, the Corporation made a one-time reassessment and transferred securities from the held-to-maturity portfolio to the available-for-sale portfolio. At the date of transfer, these securities had an amortized cost of $10,854,066 and the transfer increased the unrealized gain on securities available-for-sale by $210,566 and shareholders' equity by $138,974, net of tax of $71,592.

Realized gains and losses resulting from the sale of securities are computed by the specific identification method. Interest and dividend income, adjusted by amortization of purchase premium or discount, is included in earnings. Premiums and discounts on securities are recognized using the level yield method over the estimated life of the security.

--------------------------------------------------------------------------------
NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
--------------------------------------------------------------------------------

Prior to January 1, 1994, securities were reported at amortized cost, except for securities held for sale, which were reported at the lower of cost or market value in the aggregate. Net unrealized losses were recognized in a valuation allowance by charges to income.

Loans Held for Sale: Loans intended for sale are carried at the lower of cost or estimated market value in the aggregate. Net unrealized losses are recognized in a valuation allowance by charges to income.

Interest Income on Loans: Interest on loans is accrued over the term of the loans based upon the principal outstanding. Management reviews loans delinquent 90 days or more to determine if the interest accrual should be discontinued. When serious doubt exists as to the collectibility of a loan, the accrual of interest is discontinued. Effective January 1, 1995, under SFAS No. 114, "Accounting by Creditors for Impairment of a Loan", as amended by SFAS No. 118, the carrying value of impaired loans is periodically adjusted to reflect cash payments, revised estimates of future cash flows, and increases in the present value of expected cash flows due to the passage of time. Cash payments representing interest income are reported as such and other cash payments are reported as reductions in carrying value. Increases or decreases in carrying value due to changes in estimates of future payments or the passage of time are reported as a component of the provision for loan losses.

Loan Fees and Costs: Loan fees, net of direct origination costs, are deferred. The net amount deferred is reported in the consolidated balance sheets as part of loans and is recognized into interest income over the term of the loan using the level yield method.

Allowance For Loan Losses: An allowance for loan losses is established and maintained because some loans may not be repaid in full. Increases to the allowance are recorded by a provision for loan losses charged to expense. Estimating the risk of loss and the amount of loss on any loan is necessarily subjective. Accordingly, the allowance is maintained by management at a level considered adequate to cover losses that are currently anticipated based on past loss experience, general economic conditions, information about specific borrower situations including their financial position and collateral values, and other factors and estimates which are subject to change over time. While management may periodically allocate portions of the allowance for specific problem loan situations, the entire allowance is available for any loan charge-offs that may occur. A loan is charged off by management as a loss when deemed uncollectible, although collection efforts continue and future recoveries may occur.

--------------------------------------------------------------------------------
NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
--------------------------------------------------------------------------------

SFAS No. 114 and SFAS No. 118 were adopted effective January 1, 1995 and require recognition of loan impairment. Loans are considered impaired if full principal or interest payments are not anticipated in accordance with the contractual loan terms. Impaired loans are carried at the present value of expected future cash flows discounted at the loan's effective interest rate or at the fair value of the collateral if the loan is collateral dependent. A portion of the allowance for loan losses is allocated to impaired loans. If these allocations cause the allowance for loan losses to require increase, such increase is reported as a component of the provision for loan losses. The effect of adopting these standards in 1995 was not material.

Smaller-balance homogeneous loans are evaluated for impairment in total. Such loans include residential first mortgage loans secured by one-to-four family residences, residential construction loans, and automobile, home equity and second mortgage loans. Commercial loans and mortgage loans secured by other properties are evaluated individually for impairment. When analysis of borrower operating results and financial condition indicates that underlying cash flows of the borrower's business are not adequate to meet its debt service requirements, the loan is evaluated for impairment. Often this is associated with a delay or shortfall in payments of 30 days or more. Commercial loans are rated on a scale of 1 to 5, with 1 being satisfactory, 2 watch, 3 substandard, 4 doubtful, and 5 as loss which are then charged off. Loans graded a 4 or worse are considered for impairment. Loans are generally moved to nonaccrual status when 90 days or more past due. These loans are often considered impaired. Impaired loans, or portions thereof, are charged off when deemed uncollectible. This typically occurs when the loan is 120 days or more past due. The nature of disclosures for impaired loans is considered generally comparable to prior nonaccrual and renegotiated loans and non-performing and past-due asset disclosures.

Premises and Equipment: Buildings and improvements are depreciated using primarily the straight-line method with useful lives ranging from 10 to 50 years. Furniture and equipment are depreciated using the straight-line and declining-balance methods with useful lives ranging predominantly from 5 to 20 years. Maintenance and repairs are expensed and major improvements are capitalized.

Intangible Assets: Goodwill arising from the acquisition of subsidiary banks is amortized over 5 to 25 years using the straight-line method. Core deposit intangibles are amortized on an accelerated basis over 10 years, the estimated life of the deposits acquired. As of December 31, 1995, unamortized goodwill totaled approximately $784,000 and unamortized core deposit intangibles totaled approximately $521,000.

Other Real Estate Owned: Real estate properties acquired through, or in lieu of, loan foreclosure are initially recorded at fair value at the date of acquisition. Any reduction to fair value from the carrying value of the related loan at the time of acquisition is accounted for as a loan loss and charged against the allowance for loan losses. After acquisition, a valuation allowance is recorded through a charge to income for the amount of estimated selling costs. Valuations are periodically performed by management, and valuation allowances are adjusted through a charge to income for changes in fair value or estimated selling costs. Other real estate owned amounted to approximately $320,000 and $400,000 at December 31, 1995 and 1994, respectively, and is included in other assets in the consolidated balance sheets.

--------------------------------------------------------------------------------
NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
--------------------------------------------------------------------------------

Income Taxes: The Corporation files an annual consolidated federal income tax return. Income tax is based upon the asset and liability method. The asset and liability method requires the Corporation to record income tax expense based on the amount of taxes due on its consolidated tax return plus deferred taxes computed based on the expected future tax consequences of temporary differences between the carrying amounts and tax bases of assets and liabilities, using enacted tax rates.

Employee Benefits (See Note 6): The Corporation sponsors an employee stock ownership plan (ESOP) and 401(k) profit sharing plan for which contributions are made and expensed annually. The Corporation provides split-dollar life insurance plans for certain executive officers of the Corporation. Also, the Corporation sponsors a supplemental retirement plan for certain executive officers of the Corporation.

Postretirement Health Care Benefits: The Corporation sponsors a postretirement health care plan that covers both salaried and nonsalaried employees. Effective January 1, 1993, the Corporation adopted the provisions of SFAS No. 106, "Employers' Accounting For Postretirement Benefits Other Than Pensions". SFAS No. 106 requires the accrual, during the years that employees render the necessary service, of the expected cost of providing postretirement health care benefits to employees and their beneficiaries and covered dependents. The Corporation's postretirement health care plan provides that retired employees may remain on the Corporation's health care plan with each retiree's out-of-pocket contribution to the Corporation equal to their premium expense determined exclusively on the loss experience of the retirees in the plan.
The impact of adopting the guidance was not material.

Earnings Per Common Share: Earnings and dividends per common share have been computed based on the weighted average number of shares outstanding during the periods presented, restated for all stock dividends and stock splits. In 1994, a two-for-one split was declared and paid. The number of shares used in the computation of earnings per common share was 2,184,378 for 1995, 2,067,597 for 1994 and 2,029,378 for 1993.

Dividend Restriction: Certain restrictions exist regarding the ability of the subsidiaries to transfer funds to Rurban Financial Corp. in the form of cash dividends, loans or advances. As of December 31, 1995, approximately $3,665,000 of undistributed earnings of the subsidiaries, included in consolidated retained earnings, was available for distribution to Rurban Financial Corp. as dividends without prior regulatory approval.

--------------------------------------------------------------------------------
NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
--------------------------------------------------------------------------------

Concentrations of Credit Risk: The Corporation grants commercial, real estate and installment loans to customers mainly in northwest Ohio. Commercial loans include loans collateralized by business assets and agricultural loans
collateralized  by  crops  and  farm  equipment.   Commercial  loans  make  up
approximately 23% of the loan portfolio and the loans are expected to be repaid from cash flow from operations of businesses. Real estate loans make up approximately 55% of the loan portfolio and are collateralized by both commercial and residential real estate. Installment loans make up approximately 22% of the loan portfolio and are primarily collateralized by consumer assets.

Financial Instruments With Off-Balance-Sheet Risk: The Corporation, in the normal course of business, makes commitments to extend credit which are not reflected in the consolidated financial statements. A summary of these com-mitments is disclosed in Note 10.

Statements of Cash Flows: For purposes of reporting cash flows, cash and cash equivalents is defined to include cash on hand, demand deposits in other financial institutions and federal funds sold with maturities of 90 days or less. The Corporation reports net cash flows for customer loan transactions, deposit transactions, short-term borrowings with maturities of 90 days or less and interest-earning deposits in other financial institutions.

Reclassifications: Certain amounts appearing in the financial statements and notes thereto for the years ended December 31, 1994 and 1993 have been reclassified to conform with the December 31, 1995 presentation.


NOTE 2 - SECURITIES

Information related to the amortized cost and fair value of securities at December 31, 1995 and 1994 is provided below:


                                              Gross       Gross
 Securities Available-for-Sale  Amortized  Unrealized  Unrealized
        1995                      Cost        Gains      Losses     Fair Value
 -----------------------------  ---------  ----------  ----------   ----------
U.S. Treasury and U.S.
  Government agency
  securities                    $73,799,068   $574,819   $(122,386)  $74,251,501
Obligations of states and
  political subdivisions          9,365,076    191,846     (13,527)    9,543,395
Mortgage-backed securities        5,295,474     62,183     (11,909)    5,345,748
                                -----------   --------   ---------    ----------
   Total debt securities
     available-for-sale          88,459,618    828,848    (147,822)   89,140,644
Marketable equity securities      1,189,222          -           -     1,189,222
                                -----------   --------   ---------    ----------

   Total securities available-
     for-sale                   $89,648,840   $828,848   $(147,822)  $90,329,866
                                ===========   ========   =========   ===========

--------------------------------------------------------------------------------
NOTE 2 - SECURITIES (Continued)
--------------------------------------------------------------------------------

                                              Gross       Gross
 Securities Available-for-Sale  Amortized  Unrealized  Unrealized
        1994                      Cost        Gains      Losses     Fair Value
 -----------------------------  ---------  ----------  ----------   ----------
U.S. Treasury and U.S.
  Government agency
  securities                   $51,925,952   $    712 $(1,393,582)  $50,533,082
Mortgage-backed securities       8,783,192     19,356    (399,578)    8,402,970
                               -----------   --------   ---------   ----------
   Total debt securities
     available-for-sale         60,709,144     20,068  (1,793,160)   58,936,052
Marketable equity securities       875,803          -           -       875,803
                               -----------   --------   ---------    ----------

   Total securities available-
     for-sale                  $61,584,947   $ 20,068  $(1,793,160) $59,811,855
                               ===========   ========  ===========  ===========

                                              Gross       Gross
 Securities Held-to-Maturity    Amortized  Unrealized  Unrealized
        1994                      Cost        Gains      Losses     Fair Value
 ---------------------------    ---------  ----------  ----------   ----------
U.S. Treasury and U.S.
  Government agency
  securities                   $ 1,482,576   $  1,811   $  (3,387)  $1,481,000
Obligations of states and
  political subdivisions         8,888,336     74,229     (97,565)   8,865,000
                               -----------   --------   ---------   ----------

   Total securities held-
     to-maturity               $10,370,912   $ 76,040   $(100,952) $10,346,000
                               ===========   ========   =========  ===========

The amortized cost and fair values of debt securities at December 31, 1995, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                        Available-for-Sale
                                                       --------------------
                                                      Amortized
                                                        Cost       Fair Value
                                                     ----------    ----------
   Due in one year or less                          $29,399,818   $29,481,607
   Due after one year through five years             51,421,608    51,889,174
   Due after five years through ten years             2,302,918     2,387,838
   Due after ten years                                   39,800        36,277
                                                     ----------   -----------
                                                     83,164,144    83,794,896
   Mortgage-backed securities                         5,295,474     5,345,748
                                                     ----------   -----------

     Total debt securities                          $88,459,618   $89,140,644
                                                    ===========   ===========

--------------------------------------------------------------------------------
NOTE 2 - SECURITIES (Continued)
--------------------------------------------------------------------------------

Proceeds, gross gains and gross losses realized from sales of securities for the years ended December 31, 1995, 1994 and 1993 are as follows:

                                          1995          1994          1993
                                          ----          ----          ----

Proceeds from sales of debt
  securities available-for-sale        $2,263,104   $    -          $     -
Proceeds from sales of marketable
  equity securities held for sale           -            -            1,025,941
                                        ---------    -----------    -----------

    Total proceeds from sales
      of securities                    $2,263,104   $    -          $ 1,025,941
                                       ==========   ============    ===========

Gross gains from sales of debt
   securities available-for-sale       $   11,975   $    -          $     -
Gross losses from sales of debt
   securities available-for-sale           (8,672)       -                -
Net losses on calls of securities
   available-for-sale                        (190)       -                -
Net losses on calls of securities
   held-to-maturity                           -         (8,556)           -
Net losses from sales of marketable
  equity securities held for sale
  and calls of debt investment
  securities                                  -          -              (6,399)
                                       ---------    -----------      ---------

    Net securities gains (losses)      $    3,113    $  (8,556)     $   (6,399)
                                       ==========    ==========    ===========

At December 31, 1995 there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies and corporations, in an amount greater than 10% of shareholders' equity.

Securities with an amortized cost of approximately $47,893,000 and $40,753,000 as of December 31, 1995 and 1994, respectively, were pledged to secure public and trust deposits.

--------------------------------------------------------------------------------
NOTE 3 - ALLOWANCE FOR LOAN LOSSES
--------------------------------------------------------------------------------

The following is a summary of the activity in the allowance for loan losses account for the years ended December 31, 1995, 1994 and 1993:

                                          1995          1994          1993
                                          ----          ----          ----

Balance at beginning of year           $4,770,000    $3,390,000    $3,086,443
Allowance of acquired bank                   -        1,100,000          -
Provision for loan losses               1,451,898       701,490       795,486
Recoveries credited to the allowance      698,928       329,463       441,811
Losses charged to the allowance        (2,650,826)     (750,953)     (933,740)
                                       ----------    ----------     ---------

   Balance at end of year              $4,270,000    $4,770,000    $3,390,000
                                       ==========    ==========    ==========

At December 31, 1995 and 1994, loans past due more than 90 days and still accruing interest approximated $711,000 and $1,198,000, respectively.

Information regarding impaired loans is as follows for the year ending December 31, 1995:

   Average investment in impaired loans                              $2,542,000
   Interest income recognized on impaired loans
     including interest income recognized on cash basis                  32,000
   Interest income recognized on impaired loans on cash basis            32,000

Information regarding impaired loans at December 31, 1995 is as follows:

   Balance of impaired loans                                         $1,835,000
   Less portion for which no allowance for loan losses is allocated    (302,000)

   Portion of impaired loan balance for which an
     allowance for loan losses is allocated                          $1,533,000
                                                                     ==========

   Portion of allowance for loan losses allocated to impaired
     loan balance                                                    $  643,000
                                                                     ==========

Loans on which the recognition of interest has been discontinued or reduced totaled approximately $3,538,000 at December 31, 1994. Interest income not recognized on these loans totaled approximately $289,000 and $189,000 during 1994 and 1993, respectively.

--------------------------------------------------------------------------------
NOTE 4 - PREMISES AND EQUIPMENT, NET
--------------------------------------------------------------------------------

Premises and equipment are stated at cost, less accumulated depreciation, and consist of the following at December 31, 1995 and 1994:

                                                      1995         1994

     Land                                          $  966,579   $  976,579
     Buildings and improvements                     6,927,945    7,002,690
     Furniture and equipment                        5,980,928    5,647,452
                                                   ----------   ----------
        Total cost                                 13,875,452   13,626,721
     Accumulated depreciation                      (5,491,735)  (4,362,636)
                                                   ----------   ----------

        Premises and equipment, net                $8,383,717   $9,264,085
                                                   ==========   ==========


NOTE 5 - INTEREST-BEARING DEPOSITS

Included in interest-bearing deposits are time deposits in denominations of $100,000 or more of approximately $33,426,000 and $32,642,000 as of December 31, 1995 and 1994, respectively.

Interest expense on time deposits in denominations of $100,000 or more was approximately $1,090,000, $1,205,000 and $1,012,000 for the years ended December 31, 1995, 1994 and 1993, respectively.


NOTE 6 - EMPLOYEE BENEFITS

Employee Stock Ownership Plan: The Corporation has a noncontributory employee stock ownership plan (ESOP) covering substantially all employees of the Corporation's subsidiaries. Each eligible employee is vested based upon years of service, including prior years of service. Contributions and related expense attributable to the plan included in salaries and employee benefits were approximately $374,000, $274,000 and $273,000 in 1995, 1994 and 1993,
respectively.

For corporations not listed on NASDAQ, ERISA rules require employers with an ESOP to agree to repurchase shares from participants for a certain time period following the distribution of shares to the participants. The Corporation's common stock subject to repurchase obligation in ESOP had an estimated value of $9,333,027 and $6,834,557 at December 31, 1995 and 1994, respectively.

--------------------------------------------------------------------------------
NOTE 6 - EMPLOYEE BENEFITS (Continued)
--------------------------------------------------------------------------------

401(k) Profit Sharing Plan: The Corporation has 401(k) profit sharing plans. The annual expense of the plans is based on 50% matching of voluntary employee contributions of up to 6% of individual compensation. Employee contributions are vested immediately and the Corporation's matching contributions are fully vested after six years. The plans cover substantially all employees of the Corporation. Contributions and related expense attributable to the plans, included in salaries and employee benefits, were approximately $101,000, $88,000 and $93,000 in 1995, 1994 and 1993, respectively.

Life Insurance Plans: Life insurance plans are provided for certain executive officers on a split-dollar basis and the Corporation is the owner of the split-dollar policies. The officers are entitled to a sum equal to two times either the employee's annual salary at death, if actively employed, or final annual salary, if retired, less $50,000. The Corporation is entitled to the remainder of the death proceeds less any loans on the policy and unpaid interest or cash withdrawals previously incurred by the Corporation. The employees have the right to designate a beneficiary(s) to receive their share of the proceeds payable upon death. The cash surrender value of these life insurance policies was approximately $596,000 and $556,000 at December 31, 1995 and 1994, respectively, and is included in other assets in the consolidated balance sheets.

Supplemental Retirement Plan: During 1994, the Corporation established a supplemental retirement plan for selected officers. The Corporation has purchased insurance contracts on the lives of the participants in the supplemental retirement plan and has named the Corporation as beneficiary. While no direct contract exists between the supplemental retirement plan and the life insurance contracts, it is management's current intent that the proceeds from the insurance contracts will be used to help offset earlier payments made under the supplemental retirement plan. The Corporation is recording an expense equal to the projected present value of the payment due at retirement based on the projected remaining years of service using the projected unit credit method. The expense attributable to the plan, included in salaries and employee benefits, was approximately $133,000 and $33,000 in 1995 and 1994, respectively. The cash surrender value of the life insurance was approximately $1,439,000 and $1,383,000 at December 31, 1995 and 1994, respectively, and is included in other assets in the consolidated balance sheets.


NOTE 7 - OTHER EXPENSES

     The following is an analysis of other expenses for the years ended December 31, 1995, 1994 and 1993:
                                          1995         1994         1993

   Amortization of intangible assets   $ 634,000   $  217,000   $  203,000
   Advertising expense                   259,938      233,548      161,511
   Professional fees                   1,097,162      853,241      732,151
   Insurance expense                     525,189      702,172      694,002
   Data processing fees                  436,983      323,942      333,079
   Printing, stationery and supplies     604,340      587,995      594,609
   Postage and delivery expense          304,362      241,441      214,213
   State, local and other taxes          630,829      586,899      504,698
   Other operating expenses            1,110,274    1,140,752      916,085
                                       ---------   ----------   ----------

     Total other expenses             $5,603,077   $4,886,990   $4,353,348
                                      ==========   ==========   ==========

--------------------------------------------------------------------------------
NOTE 8 - INCOME TAX EXPENSE
--------------------------------------------------------------------------------

     Income tax expense consists of the following for the years ended December 31, 1995, 1994 and 1993:
                                         1995          1994         1993

     Current expense                   $2,915,522   $1,668,675   $1,801,099
     Deferred expense (benefit)          (788,418)     229,990       21,706
                                       ---------    ----------   ----------

        Total income tax expense       $2,127,104   $1,898,665   $1,822,805
                                       ==========   ==========   ==========

Tax expense (benefit) on net securities gains (losses) were $1,058, $(2,909) and $(2,176) in 1995, 1994 and 1993, respectively.

The difference between the financial statement income tax expense and amounts computed by applying the statutory federal income tax rate to income before income tax expense is as follows for the years ended December 31, 1995, 1994 and 1993:

                                         1995         1994         1993
                                         ----         ----         ----

   Statutory tax rate                     34%          34%          34%
   Income taxes computed at
     the statutory federal
     income tax rate                  $2,115,452   $1,975,073   $1,937,247
   Add (subtract) tax effect of:
      Tax-exempt income                 (184,312)    (149,706)    (178,144)
      Non-deductible expenses
        and other                        195,964       73,298       63,702
                                       ---------   ----------   ----------

         Total income tax expense     $2,127,104   $1,898,665   $1,822,805
                                       ==========  ==========   ==========

     The components of the net deferred tax asset recorded in the consolidated balance sheets as of December 31, 1995 and 1994 are as follows:

                                                      1995          1994
                                                      ----          ----
   Deferred tax assets
      Provision for loan losses                    $1,061,264   $1,201,000
      Market to market adjustment                     162,050            -
      Net deferred loan fees                           65,309       89,149
      Net unrealized depreciation on
        securities available-for-sale                     -        602,851
      Accrued compensation and benefits               185,003      147,428
      AMT credit carryforward                               -      157,539
      Other                                           118,250      111,338
                                                   ----------   ----------
         Total deferred tax assets                 $1,591,876   $2,309,305
                                                   ==========   ==========

--------------------------------------------------------------------------------
NOTE 8 - INCOME TAX EXPENSE (Continued)
--------------------------------------------------------------------------------
                                                       1995         1994
   Deferred tax liabilities                           ------       ------
      Net unrealized appreciation on
        securities available-for-sale               $(231,549)  $        -
      Depreciation                                   (139,185)     (44,544)
      Purchase accounting adjustments                (259,324)    (397,136)
      Market-to-market adjustment                           -     (815,304)
      Other                                            (4,566)     (49,087)
                                                    ----------  ----------
         Total deferred tax liabilities              (634,624)  (1,306,071)

   Valuation allowance                                      -            -
                                                    ---------   ----------

      Net deferred tax asset                        $ 957,252   $1,003,234
                                                    =========   ==========


NOTE 9 - RELATED PARTY TRANSACTIONS

Certain directors, executive officers and principal shareholders of the Corporation, including associates of such persons, were loan customers during 1995. A summary of the related party loan activity, for loans aggregating $60,000 or more to any one related party, follows:

   Balance, January 1, 1995 ...................... $5,164,000
      New loans ..................................  7,601,000
      Repayments ................................. (9,111,000)
      Other changes ..............................   (142,000)
                                                   ----------

   Balance, December 31, 1995 .................... $3,512,000
                                                   ==========

Other changes include adjustments for loans applicable to one reporting period that are excludable from the other reporting period.


NOTE 10 - COMMITMENTS, OFF-BALANCE-SHEET RISK AND CONTINGENCIES

The Corporation is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet financing needs of its customers. These financial instruments include commitments to make loans, unused lines of credit and standby letters of credit. The Corporation's exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to make loans, unused lines of credit and standby letters of credit is represented by the contractual amount of those instruments. The Corporation follows the same credit policy to make such commitments as it uses for on-balance-sheet items.

--------------------------------------------------------------------------------
NOTE 10 - COMMITMENTS, OFF-BALANCE-SHEET RISK AND CONTINGENCIES
--------------------------------------------------------------------------------
  (Continued)

The Corporation has the following commitments outstanding at December 31:

                                                     1995          1994
                                                     ----          ----
   Fixed rate loan commitments and unused
     lines of credit                              $4,491,000   $ 4,733,000
   Variable rate loan commitments and unused
     lines of credit                              47,552,000    51,699,000
   Standby letters of credit                       2,945,000     2,674,000
                                                  ----------   -----------

                                                  $54,988,000  $59,106,000
                                                  ===========  ===========

Fixed rate loan commitments and unused lines of credit, at December 31, 1995, are at current rates, ranging primarily from 5.20% to 17.90% and are primarily for terms of up to two years.

Variable rate loan commitments and unused lines of credit, at December 31, 1995, are at current rates, ranging primarily from 7.75% to 16.25% and are primarily for terms of up to two years. The primary index used for adjustments is the prime rate.

Since many commitments to make loans expire without being used, the amount does not necessarily represent future cash commitments. In addition, commitments to extend credit are arrangements to lend to customers as long as there is no violation of any condition established in the contract. No losses are anticipated as a result of these transactions. Collateral obtained upon exercise of the commitment is determined using management's credit evaluation of the borrower and may include real estate, business assets, consumer assets, deposits and other items.

The Corporation was required to have approximately $3,475,000 and $3,438,000 of cash on hand or on deposit with the Federal Reserve Bank to meet regulatory reserve requirements at December 31, 1995 and 1994, respectively. These balances do not earn interest.

--------------------------------------------------------------------------------
NOTE 11 - PARENT COMPANY FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Presented below are condensed financial statements for the parent company, Rurban Financial Corp.:

                                          CONDENSED BALANCE SHEETS
                                         December 31, 1995 and 1994

                                                         1995         1994
                                                        ======       ======
ASSETS
Cash and cash equivalents                             $   844,790  $   515,691
Securities available-for-sale                             306,097            -
Investment in and advances to subsidiaries
   Banking subsidiaries                                36,520,419   33,541,947
   Non-banking subsidiaries                             2,238,418    2,014,227
                                                      -----------   ----------
      Total investment in subsidiaries                 38,758,837   35,556,174
Other assets                                              834,052       50,843
                                                      -----------   ----------

      Total assets                                    $40,743,776  $36,122,708
                                                      ===========  ===========

LIABILITIES
Other liabilities                                     $   665,285  $   448,121
                                                      -----------   ----------
      Total liabilities                                   665,285      448,121

COMMON STOCK SUBJECT TO REPURCHASE
   OBLIGATION IN ESOP                                   9,333,027    6,834,557

OTHER SHAREHOLDERS' EQUITY                             30,745,464   28,840,030
                                                      -----------   ----------

      Total liabilities and shareholders' equity      $40,743,776  $36,122,708
                                                      ===========  ===========

--------------------------------------------------------------------------------
NOTE 11 - PARENT COMPANY FINANCIAL STATEMENTS (Continued)
--------------------------------------------------------------------------------

                        CONDENSED STATEMENTS OF INCOME
                 Years ended December 31, 1995, 1994 and 1993

                                              1995         1994        1993
                                              ----         ----        ----
Income
   Interest on securities-non-taxable      $    5,347   $        -   $       -
   Dividends from subsidiaries
      Banking subsidiaries                  3,015,000    3,900,000   1,125,000
      Non-banking subsidiaries                 75,000      300,000     325,000
                                           ----------   ----------   ---------
         Total                              3,090,000    4,200,000   1,450,000
   Noninterest income                          11,509            -           -
                                           ----------   ----------   ---------
      Total income                          3,106,856    4,200,000   1,450,000

Noninterest expense                           896,999      685,952     469,051
                                           ----------   ----------   ---------

Income before income tax benefit
  and equity in undistributed net
  income of subsidiaries                    2,209,857    3,514,048     980,949

Income tax benefit                            302,011      233,224     159,478
                                           ----------   ----------   ---------

Income before equity in undistributed
  net income                                2,511,868    3,747,272   1,140,427

Equity in undistributed net income
   Banking subsidiaries                     1,358,754       80,153   2,598,967
   Non-banking subsidiaries                   224,191       82,949     135,587
                                           ----------   ----------   ---------
      Total                                 1,582,945      163,102   2,734,554
                                           ----------   ----------   ---------

Net income                                 $4,094,813   $3,910,374  $3,874,981
                                           ==========   ==========  ==========

--------------------------------------------------------------------------------
NOTE 11 - PARENT COMPANY FINANCIAL STATEMENTS (Continued)
--------------------------------------------------------------------------------

                                     CONDENSED STATEMENTS OF CASH FLOWS
                                Years ended December 31, 1995, 1994 and 1993

                                              1995        1994         1993
                                              ----        ----         ----
Cash flows from operating activities
   Dividends received from subsidiaries
      Banking subsidiaries                 $3,015,000   $3,900,000   $1,125,000
      Non-banking subsidiaries                 75,000      300,000      325,000
                                           ----------   ----------    ---------
         Total                              3,090,000    4,200,000    1,450,000
   Cash paid to suppliers and employees      (681,050)    (744,321)    (262,616)
   Income tax refunds                         253,486      269,455       95,540
                                           ----------   ----------    ---------
      Net cash from operating activities    2,662,436    3,725,134    1,282,924

Cash flows from investing activities
   Investment in banking subsidiary              -      (2,378,046)       -
   Purchase of securities available-
     for-sale                                (306,097)      -             -
   Cash paid for life insurance premiums     (716,613)      -             -
                                           ----------   ----------    ---------
      Net cash from investing activities   (1,022,710)  (2,378,046)       -

Cash flows from financing activities
   Cash dividends paid                     (1,310,627)  (1,264,128)  (1,221,980)
                                           ----------   ----------   ----------
      Net cash from financing activities   (1,310,627)  (1,264,128)  (1,221,980)
                                           ----------   ----------   ----------

Net change in cash and cash equivalents       329,099       82,960       60,944

Cash and cash equivalents at beginning
  of year                                     515,691      432,731      371,787
                                           ----------   ----------  ------------

Cash and cash equivalents at end of year   $  844,790   $  515,691   $  432,731
                                           ==========   ==========   ==========

--------------------------------------------------------------------------------
NOTE 11 - PARENT COMPANY FINANCIAL STATEMENTS (Continued)
--------------------------------------------------------------------------------

                               CONDENSED  STATEMENTS OF CASH FLOWS (CONTINUED)
                                Years ended December 31, 1995, 1994 and 1993

                                             1995         1994         1993
                                             ----         ----         ----
Reconciliation of net income to net cash
  from operating activities
    Net income                            $4,094,813   $3,910,374   $3,874,981
    Adjustments to reconcile net
      income to net cash from operating
      activities
      Equity in undistributed net
        income of subsidiaries
         Banking subsidiaries             (1,358,754)     (80,153)  (2,598,967)
         Non-banking subsidiaries           (224,191)     (82,949)    (135,587)
      Change in income taxes receivable      (48,525)      36,231      (63,938)
      Change in other assets                 (18,071)           -            -
      Change in other liabilities            217,164      (58,369)    (206,435)
                                          ----------   ----------   ----------
         Net cash from operating
           activities                     $2,662,436   $3,725,134   $1,282,924
                                          ==========   ==========   ==========

Supplemental disclosures of cash
  flow information

    Non-cash increases related to Citizens
      Bank acquisition (Note 1):
      Common stock                        $     -      $  387,500   $    -
      Additional paid-in capital                -       2,518,373   $    -

--------------------------------------------------------------------------------
NOTE 12 - FAIR VALUES OF FINANCIAL INSTRUMENTS
--------------------------------------------------------------------------------

The following table shows the estimated fair values and the related carrying values of the Corporation's financial instruments at December 31, 1995 and 1994. Items which are not financial instruments are not included.

                                         1 9 9 5                    1 9 9 4
                                ------------------------   ----------------
                                 Carrying       Estimated      Carrying      Estimated
                                   Value       Fair Value        Value      Fair Value

Cash and cash equivalents      $28,379,656    $28,380,000    $25,178,171    $25,178,000
Interest-earning deposits
  in other financial
  institutions                     180,000        180,000        346,324        346,000
Securities available-for-sale   90,329,866     90,330,000     59,811,855     59,812,000
Securities held-to-maturity          -             -          10,370,912     10,346,000
Loans, net of allowance for
  loan losses (including
  loans held for sale)         276,044,137    274,564,000    280,336,409    272,979,000
Demand and savings deposits   (179,133,751)  (179,134,000)  (177,421,585)  (177,422,000)
Time deposits                 (188,662,787)  (190,368,000)  (177,224,051)  (177,341,000)


For purposes of the above disclosures of estimated fair value, the following assumptions were used as of December 31, 1995 and 1994. The estimated fair value for cash and cash equivalents is considered to approximate cost. The estimated fair value for interest-earning deposits in other financial institutions, securities available-for-sale and securities held-to-maturity is based on quoted market values for the individual securities or for equivalent securities. The estimated fair value for loans is based on estimates of the difference in interest rates the Corporation would charge the borrowers for similar such loans with similar maturities made at December 31, 1995 and 1994, applied for an estimated time period until the loan is assumed to reprice or be paid. The estimated fair value for demand and savings deposits is based on their carrying value. The estimated fair value for time deposits is based on estimates of the rate the Corporation would pay on such deposits at December 31, 1995 and 1994, applied for the time period until maturity. The estimated fair value for other financial instruments and off-balance-sheet loan commitments approximate cost at December 31, 1995 and 1994 and are not considered significant to this presentation.

While these estimates of fair value are based on management's judgment of the most appropriate factors, there is no assurance that were the Corporation to have disposed of such items at December 31, 1995 and 1994, the estimated fair values would necessarily have been achieved at that date, since market values may differ depending on various circumstances. The estimated fair values at December 31, 1995 and 1994 should not necessarily be considered to apply at subsequent dates.

--------------------------------------------------------------------------------
NOTE 12 - FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)
--------------------------------------------------------------------------------

In addition, other assets and liabilities of the Corporation that are not defined as financial instruments are not included in the above disclosures, such as premises and equipment. Also, non-financial instruments typically not recognized in the financial statements nevertheless may have value but are not included in the above disclosures. These include, among other items, the estimated earnings power of core deposit accounts, the earnings potential of loan servicing rights, the earnings potential of State Bank's and Peoples Bank's trust departments, the trained work force, customer goodwill and similar items.


NOTE 13 - IMPACT OF NEW ACCOUNTING STANDARDS

Several new accounting standards have been issued by the FASB that will apply in 1996. SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of", requires a review of long-term assets for impairment of recorded value and resulting write-downs if the value is impaired. SFAS No. 122, "Accounting for Mortgage Servicing Rights", requires recognition of an asset when servicing rights are retained on in-house originated loans that are sold. These statements are not expected to have a material effect on the Corporation's consolidated financial position or results of operations.


NOTE 14 - SUPPLEMENTAL CASH FLOW DISCLOSURES

On October 3, 1994, Rurban Financial Corp. purchased all of the common stock of Citizens Bank for $2,378,046 in cash and issued 155,000 common shares at a market value of $18.75 per share. In conjunction with the acquisition, liabilities were assumed as follows:

      Fair value of assets acquired ............................. $58,707,000
      Cash paid .................................................  (2,378,046)
      Common stock issued .......................................  (2,905,873)
                                                                  -----------

         Liabilities assumed .................................... $53,423,081

Additionally, transfers of securities were as follows:

1995   Transfer from securities held-to-maturity to
         securities available-for-sale ........................... $10,854,066
1994   Transfer from investment securities and securities
         held for sale to:
           Securities available-for-sale .........................  52,386,249
           Securities held-to-maturity ...........................   6,527,912
1993   Transfer from investment securities to securities
         held for sale ...........................................   1,533,028

                            RURBAN FINANCIAL CORP.

                          ANNUAL REPORT ON FORM 10-K
                    FOR FISCAL YEAR ENDED DECEMBER 31, 1995


                               INDEX TO EXHIBITS


Exhibit No.       Description                       Page No.
-----------       -------------------------         --------------
  3(a)            Amended Articles of               Incorporated herein by
                  Registrant, as amended            reference to Registrant's
                                                    Annual Report on Form
                                                    10-K for the fiscal year
                                                    ended December 31, 1989
                                                    (File No. 0-13507)
                                                    [Exhibit 3(a)(i)].

  3(b)            Certificate of Amendment to       Incorporated herein by
                  the Amended Articles of           reference to Registrant's
                  Rurban Financial Corp.            Annual Report on Form
                                                    10-K for the fiscal year
                                                    ended December 31, 1993
                                                    (File No. 0-13507)
                                                    [Exhibit 3(b)].

  3(c)            Regulations of Registrant, as     Incorporated herein by
                  amended                           reference to Registrant's
                                                    Annual Report on Form 10-K
                                                    for the fiscal  year ended
                                                    December 31, 1986 (File
                                                    No. 0-13507) [Exhibit 3(b)].

 10(a)            Employees' Stock Ownership        Incorporated herein by
                  Plan of Rurban Financial Corp.    reference to Registrant's
                                                    Annual Report on Form
                                                    10-K for the fiscal year
                                                    ended December 31, 1993
                                                    (File No. 0-13507)
                                                    [Exhibit 10(b)].

 10(b)           First Amendment to Employees'      Incorporated herein by
                 Stock Ownership Plan of Rurban     reference to Registrant's
                 Financial Corp., dated June 14,    Annual Report on Form 10-K
                 1993 and made to be effective      for the fiscal year ended
                 as of January 1, 1993              December 31, 1993 (File No.
                                                    0-13507) [Exhibit 10(b)].

 10(c)           Second Amendment to Employees'     Incorporated herein by
                 Stock Ownership Plan of Rurban     reference to Registrant's
                 Financial Corp., dated             Annual Report on Form 10-K
                 March 14, 1994 and made to be      for the fiscal year ended
                 effective as of January 1, 1993    December 31, 1993 (File
                                                    No. 0-13507) [Exhibit
                                                    10(c)].

 10(d)           Third Amendment to Employees'      Incorporated herein by
                 Stock Ownership Plan of Rurban     reference to Registrant's
                 Financial Corp., dated             Annual Report on Form 10-K
                 March 13, 1995                     for the fiscal year ended
                                                    December 31, 1994 (File
                                                    No. 0-13507) [Exhibit
                                                    10(d)].

 10(e)            Fourth Amendment to               Pages 79 through 81.
                  Employees' Stock Ownership
                  Plan of Rurban Financial
                  Corp., dated June 10, 1995
                  and made to be effective as
                  of January 1, 1995

 10(f)            The Rurban Financial Corp.        Incorporated herein by
                  Savings Plan and Trust            reference to Registrant's
                                                    Annual Report on Form
                                                    10-K for the fiscal year
                                                    ended December 31, 1990
                                                    (File No. 0-13507)
                                                    [Exhibit 10(g)].

 10(g)            First Amendment to The Rurban     Incorporated herein by
                  Financial Corp. Savings Plan      reference to Registrant's
                  and Trust, dated December 10,     Annual Report on
                  1990 and effective January 1,     Form 10-K for the fiscal
                  1990                              year ended December
                                                    31, 1990 (File
                                                    No. 0-13507)
                                                    [Exhibit 10(g)].

10(h)             Second Amendment to The           Incorporated herein by
                  Rurban Financial Corp.            reference to Registrant's
                  Savings Plan and Trust, dated     Annual Report on Form
                  March 11, 1991, effective         10-K for the fiscal year
                  February 1, 1991                  ended December 31, 1992
                                                    (File No. 0-13507)
                                                    [Exhibit 10(d)].

 10(i)            Third Amendment to The Rurban     Incorporated herein by
                  Financial Corp. Savings Plan      reference to Registrant's
                  and Trust, dated June 11, 1991    Annual Report on Form
                                                    10-K for the fiscal year
                                                    ended December 31, 1992
                                                    (File No. 0-13507)
                                                    [Exhibit 10(e)].

 10(j)            Fourth Amendment to The           Incorporated herein by
                  Rurban Financial Corp.            reference to Registrant's
                  Savings Plan and Trust, dated     Annual Report on Form
                  July 14, 1992, effective          10-K for the fiscal year
                  May 1, 1992                       ended December 31, 1992
                                                    (File No. 0-13507)
                                                    [Exhibit 10(f)].

 10(k)            Fifth Amendment to The Rurban     Incorporated herein by
                  Financial Corp. Savings Plan      reference to Registrant's
                  and Trust, dated March 14,        Annual Report on Form
                  1994                              10-K for the fiscal year
                                                    ended December 31, 1993
                                                    (File No. 0-13507)
                                                    [Exhibit 10(i)].

 10(l)            Sixth Amendment to The Rurban     Pages 82 through 84.
                  Financial Corp. Savings Plan
                  and Trust dated May 1, 1995

 10(m)            Summary of Incentive              Incorporated herein by
                  Compensation Plan of State        reference to Registrant's
                  Bank                              Annual Report on Form
                                                    10-K for the fiscal year
                                                    ended December 31, 1993
                                                    (File No. 0-13507)
                                                    [Exhibit 10(j)].

 10(n)            Summary of Bonus Program          Incorporated herein by
                  adopted by the Trust              reference to Registrant's
                  Department of State Bank for      Annual Report on Form
                  the benefit of Robert W.          10-K for the fiscal year
                  Constien in his capacity as       ended December 31, 1991
                  Manager of the Trust              (File No. 0-13507)
                  Department                        [Exhibit 10(e)].

 10(o)            Summary of Bonus Program for      Incorporated herein by
                  the Trust Department of State     reference to Registrant's
                  Bank                              Annual Report on Form
                                                    10-K for the fiscal year
                                                    ended December 31, 1992
                                                    (File No. 0-13507

                                                    [Exhibit 10(i)].
 10(p)            Summary of Sales Bonus            Incorporated herein by
                  Program of State Bank             reference to Registrant's
                                                    Annual Report on Form
                                                    10-K for the fiscal year
                                                    ended December 31, 1994
                                                    (File No. 0-13507)
                                                    [Exhibit 10(n)].

 10(q)            Summary of Rurban Financial       Incorporated herein by
                  Corp. Bonus Plan                  reference to Registrant's
                                                    Annual Report on Form
                                                    10-K for the fiscal year
                                                    ended December 31, 1993
                                                    (File No. 0-13507)
                                                    [Exhibit 10(q)].

 10(r)            Executive Salary Continuation     Incorporated herein by
                  Agreement, dated December 15,     reference to Registrant's
                  1994, between Rurban              Annual Report on Form
                  Financial Corp. and Richard       10-K for the fiscal year
                  C. Burrows                        ended December 31, 1994
                                                    (File No. 0-13507)
                                                    [Exhibit 10(p)].

 10(s)            Executive Salary Continuation    Pages 85 through 93.
                  Agreement, dated October 11,
                  1995, between Rurban Financial
                  Corp. and Thomas C. Williams;
                  and Schedule A to
                  Exhibit 10(s) identifying
                  other identical Executive
                  Salary Continuation Agreements
                  between executive officers of
                  Rurban Financial Corp. and
                  Rurban Financial Corp.

 10(t)            Description of Split-Dollar      Page 94
                  Insurance Policies Maintained
                  for Certain Executive Officers
                  of Rurban Financial Corp.

 11               Statement re Computation of       Page 57 [included in
                  Per Share Earnings                Note 1 of the Notes to
                                                    the Consolidated
                                                    Financial Statements of
                                                    Registrant in the
                                                    financial statements
                                                    portion of this Annual
                                                    Report on Form 10-K].

 21               Subsidiaries of Registrant        Incorporated herein by
                                                    reference to Registrant's
                                                    Annual Report on Form
                                                    10-K for the fiscal year
                                                    ended December 31, 1994
                                                    (File No. 0-13507)
                                                    [Exhibit 21].

 24               Powers of Attorney                Pages 95 through 105.

 27               Financial Data Schedule           Pages 106 through 108.