Form 10-Q
period 1996-03-31
RURBAN FINANCIAL CORP
filed 1996-05-08
CIK 767405

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended March 31, 1996.

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

                Yes  x                No

                The number of common shares of Rurban Financial Corp. outstanding was 2,184,378 on May 1, 1996.

                        PART 1 - FINANCIAL INFORMATION

Item 1.  Financial statements

           The interim consolidated financial statements of Rurban Financial Corp. are unaudited; however, the information contained herein reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of financial condition and results of operations for the interim periods presented. All adjustments reflected in these financial statements are of a normal recurring nature in accordance with Rule 10-01(b) (8) of Regulation S-X. Results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results for the complete year.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

RURBAN FINANCIAL CORP. AND SUBSIDIARIES

                                                       March 31     December 31
                                                          1996         1995
                                                      -----------   -----------
                                                      (Unaudited)      (Note)

ASSETS

 Cash and due from banks .....................     $ 14,898,753     $ 21,067,131
 Federal funds sold ..........................        6,031,140        7,312,525
         TOTAL CASH AND CASH EQUIVALENTS .....       20,929,893       28,379,656
 Interest bearing deposits in other
   financial institutions ....................          180,000          180,000
 Securities available-for-sale ...............       81,368,552       90,329,866

 Loans, net of allowance for losses of
   $4,352,151 and $4,270,000 respectively ....      280,070,068      273,094,844
Loans held for sale ..........................        6,175,765        2,949,293
Premises and equipment, net ..................        8,085,096        8,383,717
Accrued interest and other assets ............        8,746,752        7,908,389

                           TOTAL ASSETS ......     $405,556,126     $411,225,765

                                                      March 31       December 31
                                                        1996            1995
                                                     (Unaudited)       (Note)

LIABILITIES AND SHAREHOLDERS' EQUITY
  Deposits:
  Noninterest bearing ........................     $ 41,712,137     $ 48,721,000
  Interest bearing ...........................      319,779,484      319,075,538
                                                   ------------     ------------
                        TOTAL DEPOSITS .......      361,491,621      367,796,538

Accrued expenses and other liabilities .......        3,316,236        3,350,736
                      TOTAL LIABILITIES ......      364,807,857      371,147,274

Common stock subject to repurchase
  obligation in ESOP (297,467 shares
  outstanding in 1996 and 1995) ..............        9,333,027        9,333,027
Common stock, stated value $2.50
  a share:
  Authorized--5,000,000 shares
  1,886,911 shares outstanding in
  1996 and 1995 ..............................        4,717,277        4,717,277
Capital Surplus ..............................        5,798,813        5,798,813
Retained earnings ............................       20,594,928       19,779,897
Net unrealized gain/(loss) on available-
  for-sale securities (net of tax of
   $156,721 and $231,549 respectively) .......          304,224          449,477
                                                   ------------     ------------
                   TOTAL LIABILITIES AND
                    SHAREHOLDERS' EQUITY .....     $405,556,126     $411,225,765
                                                   ============     ============


See notes to condensed consolidated unaudited financial statements

Note: The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
RURBAN FINANCIAL CORP. AND SUBSIDIARIES
                                                          Three Months Ended
                                                               March 31
                                                         1996           1995
Interest income:
 Interest and fees on loans ......................    $6,697,541    $ 6,308,185
 Interest and dividends on securities:
  Taxable ........................................     1,126,254        810,255
  Tax-exempt .....................................       111,425        106,075
 Other ...........................................       106,714         90,837
                                                      ----------    -----------
   TOTAL INTEREST INCOME .........................     8,041,934      7,315,352


Interest expense:
 Deposits ........................................     3,556,004      3,246,191
 Short-term borrowings ...........................        11,809         34,689
                                                      ----------    -----------
   TOTAL INTEREST EXPENSE ........................     3,567,813      3,280,880
                                                      ----------    -----------
      NET INTEREST INCOME ........................     4,474,121      4,034,472
Provision for losses .............................       256,009        240,000
                                                      ----------    -----------
NET INTEREST INCOME AFTER
     PROVISION FOR LOSSES ........................     4,218,112      3,794,472

Noninterest income:
 Trust department ................................       508,315        457,393
 Service charges on
  deposit accounts ...............................       281,997        272,443
 Data processing fees ............................       617,014        481,658
 Loss on sale of securities available-for-sale ...         - - -         (3,043)
 Other ...........................................       132,608        144,087
                                                      ----------    -----------
      TOTAL NONINTEREST INCOME ...................     1,539,934      1,352,538

Noninterest expense:
 Salaries and employee
  benefits .......................................     1,952,077      1,685,257
 Net occupancy expense ...........................       253,420        215,674
 Equipment expense ...............................       518,947        486,059
 Other ...........................................     1,323,578      1,372,821
                                                      ----------    -----------
      TOTAL NONINTEREST EXPENSE ..................     4,048,022      3,759,811
                                                      ----------    -----------
            INCOME BEFORE
             INCOME TAXES ........................     1,710,024      1,387,199
Applicable income taxes ..........................       567,337        455,055
                                                      ----------    -----------
               NET INCOME ........................    $1,142,687    $   932,144
                                                      ==========    ===========
Net income per Common
 Share (Note B) ..................................    $      .52    $       .43

Average shares outstanding (Note B) ..............     2,184,378      2,184,378

See notes to condensed consolidated unaudited financial statements

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED) RURBAN FINANCIAL CORP. AND SUBSIDIARIES



                                                         Three Months Ended
                                                               March 31
                                                         1996          1995

Balance beginning of period ....................   $ 40,078,491    $ 35,674,587

Net Income .....................................      1,142,687         932,144

Cash dividends declared ($.15
 per share) ....................................       (327,656)       (327,656)

Change in net unrealized holding gains (losses)
 on available-for-sale securities ..............       (145,253)        705,069

Balance end of period ..........................   $ 40,748,269    $ 36,984,144
                                                   ============    ============



See notes to condensed consolidated unaudited financial statements

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
RURBAN FINANCIAL CORP. AND SUBSIDIARIES
                                                         Three Months Ended
                                                              March 31
                                                        1996           1995
Cash Flows From Operating Activities
 Cash received from customers' fees and
  commissions ..................................   $  1,539,934    $  1,355,581
 Cash paid to suppliers and employees ..........     (3,694,180)     (5,196,876)
 Loans originated for sale .....................     (7,592,418)           --
 Proceeds from sales of loans held for sale ....      4,363,181            --
 Interest received .............................      7,614,982       6,978,041
   Interest paid ...............................     (3,588,032)
                                                                     (3,066,418)
  Income taxes paid ............................       (970,000)         (5,000)
                                                   ------------    ------------
  Net Cash from operating activities ...........     (2,326,533)         65,328
                                                   ------------    ------------

Cash Flows From Investing Activities
 Net decrease in interest earning deposits
  in other financial institutions ..............           --           166,324
 Proceeds from principal repayments,
  maturities and calls of:
 Securities available-for-sale .................     13,900,334       7,893,786
 Securities held-to-maturity ...................           --           163,051
 Purchase of securities available-for-sale .....     (5,159,101)     (3,502,969)
 Purchase of securities held-to-maturity .......           --          (451,360)
 Net (increase)/decrease in loans ..............     (7,297,930)       (650,366)
 Proceeds from sales of loans ..................           --           847,714
 Recoveries on loan charge-offs ................         77,142          57,941
 Premises and equipment expenditures ...........        (11,102)       (156,050)
                                                   ------------    ------------
  Net cash from investing activities ...........      1,509,343       4,368,071
                                                   ------------    ------------

Cash Flows From Financing Activities
 Net Increase/(decrease) in deposits ...........     (6,304,917)     (3,547,352)
 Dividends paid ................................       (327,656)       (327,656)
                                                   ------------    ------------
  Net cash from financing activities ...........     (6,632,573)     (3,875,008)
                                                   ------------    ------------

Net Change In Cash And Cash Equivalents ........     (7,449,763)        558,391

Cash And Cash Equivalents At Beginning Of Year .     28,379,656      25,178,171
                                                   ------------    ------------

Cash And Cash Equivalents At End Of Period .....   $ 20,929,893    $ 25,736,562
                                                   ============    ============

CONSOLIDATED STATEMENT OF CASH FLOWS - CONTINUED (UNAUDITED)

                                                          Three Months Ended
                                                               March 31
                                                          1996          1995

Reconciliation Of Net Income To Net
 Cash From Operating Activities
Net income .......................................   $ 1,142,687    $   932,144
Adjustments to reconcile net income to
 net cash from operating activities:
  Depreciation ...................................       309,723        292,727
  Amortization of intangible assets ..............       134,500         82,500
  Provision for loan losses ......................       256,009        240,000
  Loss on available-for-sale-security sold .......          --            3,043
  Loans originated for sale ......................    (7,592,418)
  Proceeds from sales of loans held for sale .....     4,363,181
  Net (gains)/losses on loan sales ...............         2,765
  Increase/(decrease) in deferred loan fees ......       (10,445)        (2,561)
  (Increase)/decrease in interest receivable .....      (419,272)      (334,750)
  (Increase)/decrease in other assets ............      (478,763)      (561,822)
  Increase/(decrease) in interest payable ........       (20,219)       214,462
  Increase/(decrease) in income taxes payable ....      (402,663)       450,055
  Increase/(decrease) in other liabilities .......       388,382     (1,250,470)
                                                     -----------    -----------
   Net cash from operating activities ............   $(2,326,533)   $    65,328
                                                     ===========    ===========

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

For further information, refer to the consolidated financial statements and footnotes included in the Corporation's annual report for the year ended December 31, 1995.

NOTE B--EARNINGS AND DIVIDENDS PER COMMON SHARE

Earnings per common share have been computed based on the weighted average number of shares outstanding during the periods presented. The number of shares used in the computation of earnings per common share was 2,184,378 for 1995 and 1996.

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

Liquidity

Liquid assets consist of cash, amounts due from banks, securities, federal funds sold and loans held for sale. These assets decreased $13,184,605 from December 31, 1995 to March 31, 1996. Liquid assets were 30% of total assets at December 31, 1995 and 27% of total assets at March 31, 1996. This difference represents normal fluctuation and was not due to any change in policy of management regarding liquidity.

Capital Resources

Total shareholders' equity was $40,748,269 (which includes $9,333,000 of common stock subject to repurchase obligation in ESOP) as of March 31, 1996, an increase of $669,778 over total shareholders' equity of $40,078,491 as of December 31, 1995. This increase was attributed to earnings of $1,142,687 less dividends declared, during the three months ended March 31, 1996, of $327,656 less change in net unrealized gain/(loss) on available-for-sale securities of $145,253.

The following table provides the minimum regulatory capital requirements and the Corporation's capital ratios at March 31, 1996.

                                      Minimum Regulatory      Corporation's
                                     Capital Requirements     Capital Ratio

Ratio of tier 1 capital to
  weighted-risk assets .................... 4.00%                  14.07%
Ratio of total capital to
  weighted-risk assets .................... 8.00%                  15.32%
Ratio of shareholders' equity
  to weighted risk assets ................. 4.00%                  14.48%
Leverage Ratio ............................ 4.00%                   9.71%
Ratio of total shareholders'
  equity to total assets .................. None                   10.05%


The Corporation's subsidiaries meet the applicable minimum regulatory capital requirements at March 31, 1996. The Corporation remains comfortably above the minimum regulatory capital requirements. The Banking Regulators may alter minimum capital requirements as a result of revising their internal policies and their ratings of the Corporation's Subsidiary Banks.

As of March 31, 1996, management is not aware of any current recommendation by banking regulatory authorities which if they were to be implemented would have, or are reasonably likely to have, a material adverse effect on the Cor-poration's liquidity, capital resources or operations.

Supplemental Information

Nonperforming loans decreased $767,000 from December 31, 1995 to March 31, 1996 primarily due to the liquidation of several large Commercial loans for which recognition of future interest income had become questionable.

Material Changes in Financial Condition

There were no material changes in financial condition as of March 31, 1996 compared to December 31, 1995.

Material Changes in Results of Operations

Net interest income for the quarter ended March 31, 1996 was $4,474,121, an increase of $439,649 (11%) over the same period in 1995. This increase is due to an increase in the amount of earning assets and a favorable increase in yields on those assets.

Total noninterest income increased $187,396 (14%) to $1,539,934 due mainly to an increase of $50,922 (11%) in Trust Department fees and an increase in data processing fees of $135,356 (28%).

Total noninterest expense increased $288,211 (8%) for the quarter ended March 31, 1996 when compared to the same period in 1995. This was due primarily to normal increase in salaries and benefits of $266,820 (16%).

Income tax expense for the quarter was $567,337, an increase of $112,282 over the same period in 1995 due to an increase in taxable income.

The result of all these factors is an increase in net income of $210,543 (23%) to $1,142,687 for the three months ended March 31, 1996 when compared to the same period in 1995.

                          PART 11 - OTHER INFORMATION


     Item 6.  Exhibits and Reports on Form 8-K

       (a)  Exhibits

            See index to exhibits on pages 13 and 14

       (b)  Reports on Form 8-K

            None






                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                        RURBAN FINANCIAL CORP.


     Date    May 8, 1996                By /s/Thomas C. Williams
                                              Thomas C. Williams
                                              President



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