Form 10-Q
period 1996-06-30
RURBAN FINANCIAL CORP
filed 1996-08-09
CIK 767405

CONFORMED COPY


                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended June 30, 1996.

                                      OR

[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from _________________ to __________________

     Commission file number 0-13507


                            RURBAN FINANCIAL CORP.
            (Exact name of registrant as specified in its charter)

                  Ohio                               34-1395608
     (State or other jurisdiction of              (I.R.S. Employer
      incorporation or organization              Identification No.)

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

                Yes  x                No


                The number of common shares of Rurban Financial Corp. outstanding was 2,179,378 on August 1, 1996.

                        PART 1 - FINANCIAL INFORMATION


Item 1.  Financial statements

     The interim consolidated financial statements of Rurban Financial Corp. are unaudited; however, the information contained herein reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of financial condition and results of operations for the interim periods presented. All adjustments reflected in these financial statements are of a normal recurring nature in accordance with Rule 10-01(b) (8) of Regulation S-X. Results of operations for the six months ended June 30, 1996 are not necessarily indicative of the results for the complete year.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)


RURBAN FINANCIAL CORP. AND SUBSIDIARIES


                                                      June 30       December 31
                                                       1996             1995
                                                   -----------      -----------
                                                   (Unaudited)         (Note)
ASSETS

 Cash and due from banks .....................     $ 15,910,119     $ 21,067,131
 Federal funds sold ..........................        2,274,799        7,312,525
                                                      ---------        ---------
         TOTAL CASH AND CASH EQUIVALENTS .....       18,184,918       28,379,656
 Interest bearing deposits in other
   financial institutions ....................          180,000          180,000
 Securities available-for-sale ...............       69,014,484       90,329,866

 Loans, net of allowance for losses of
   $4,525,384 and $4,270,000 respectively ....      296,642,115      273,094,844
Loans held for sale ..........................        8,925,700        2,949,293
Premises and equipment, net ..................        7,962,605        8,383,717
Accrued interest and other assets ............        8,756,344        7,908,389
                                                      ---------        ---------
                           TOTAL ASSETS ......     $409,666,166     $411,225,765
                                                   ============     ============

                                                     June 30        December 31
                                                       1996             1995
                                                   (Unaudited)         (Note)

LIABILITIES AND SHAREHOLDERS' EQUITY
  Deposits:
  Noninterest bearing ........................    $  39,927,569     $ 48,721,000
  Interest bearing ...........................      322,879,946      319,075,538
                                                  -------------     ------------
                        TOTAL DEPOSITS .......      362,807,515      367,796,538

Federal Funds Purchased ......................        2,668,000            - - -
Accrued expenses and other liabilities .......        3,147,396        3,350,736
                                                  -------------     ------------
                      TOTAL LIABILITIES ......      368,622,911      371,147,274

Common stock subject to repurchase
  obligation in ESOP (1996 279,113 shares
    outstanding; 1995 297,467 shares
  outstanding) ...............................        9,350,285        9,333,027

Common stock, stated value $2.50
  a share:
  Authorized--5,000,000 shares
  1996 1,900,265 shares outstanding;
  1995 1,886,911 shares outstanding ..........        4,750,563        4,717,277
Capital Surplus ..............................        5,577,644        5,798,813
Retained earnings ............................       21,448,610       19,779,897
Net unrealized gain/(loss) on available-
  for-sale securities (net of tax of
   $ 43,194 and $231,549 respectively) .......          (83,847)         449,477
                                                  -------------     ------------

             TOTAL LIABILITIES AND
              SHAREHOLDERS' EQUITY ...........    $ 409,666,166     $411,225,765
                                                  =============     ============


See notes to condensed consolidated unaudited financial statements


Note: The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


RURBAN FINANCIAL CORP. AND SUBSIDIARIES
                                                          Three Months Ended
                                                                June 30
                                                          -------------------
                                                          1996           1995

Interest income:
 Interest and fees on loans ....................      $6,970,866      $6,578,911
 Interest and dividends on securities:
  Taxable ......................................         999,008         814,576
  Tax-exempt ...................................         108,738         105,898
 Other .........................................          64,039         205,719
                                                      ----------      ----------
   TOTAL INTEREST INCOME .......................       8,142,651       7,705,104


Interest expense:
 Deposits ......................................       3,486,198       3,539,606
 Short-term borrowings .........................          61,371           2,671
                                                      ----------      ----------
   TOTAL INTEREST EXPENSE ......................       3,547,569       3,542,277
                                                      ----------      ----------
      NET INTEREST INCOME ......................       4,595,082       4,162,827
Provision for losses ...........................         270,000         265,000
                                                      ----------      ----------
NET INTEREST INCOME AFTER
     PROVISION FOR LOSSES ......................       4,325,082       3,897,827

Noninterest income:
 Trust department ..............................         504,000         479,966
 Service charges on
  deposit accounts .............................         310,052         299,147
 Data processing fees ..........................         522,187         474,397
 Gain on sale of securities available-for-sale..          11,519           6,156
 Other .........................................         127,632         197,024
                                                      ----------      ----------
      TOTAL NONINTEREST INCOME .................       1,475,390       1,456,690

Noninterest expense:
 Salaries and employee
  benefits .....................................       1,934,431       1,655,920
 Net occupancy expense .........................         264,787         209,089
 Equipment expense .............................         472,961         484,770
 Other .........................................       1,406,557       1,429,694
                                                      ----------      ----------
      TOTAL NONINTEREST EXPENSE ................       4,078,736       3,779,473
                                                      ----------      ----------
            INCOME BEFORE
             INCOME TAXES ......................       1,721,736       1,575,044
Applicable income taxes ........................         540,398         521,511
                                                      ----------      ----------
               NET INCOME ......................      $1,181,338      $1,053,533
                                                      ==========      ==========
Net income per Common
 Share (Note D) ................................      $      .54      $      .48


Average shares outstanding (Note D) ............       2,183,554       2,184,378


See notes to condensed consolidated unaudited financial statements

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

RURBAN FINANCIAL CORP. AND SUBSIDIARIES


                                                           Six Months Ended
                                                         --------------------
                                                                June 30
                                                          1996          1995

Interest income:
 Interest and fees on loans ........................   $13,668,407   $12,887,096
 Interest and dividends on securities:
  Taxable ..........................................     2,125,262     1,624,831
  Tax-exempt .......................................       220,163       211,973
 Other .............................................       170,753       296,556
                                                       -----------   -----------
   TOTAL INTEREST INCOME ...........................    16,184,585    15,020,456

Interest expense:
 Deposits ..........................................     7,042,202     6,785,797
 Short-term borrowings .............................        73,180        37,360
                                                       -----------   -----------
   TOTAL INTEREST EXPENSE ..........................     7,115,382     6,823,157
                                                       -----------   -----------
      NET INTEREST INCOME ..........................     9,069,203     8,197,299
 Provision for losses ..............................       526,009       505,000
                                                       -----------   -----------
 NET INTEREST INCOME AFTER
      PROVISION FOR LOSSES .........................     8,543,194     7,692,299

 Noninterest income:
  Trust department .................................     1,012,315       937,359
  Service charges on
   deposit accounts ................................       592,049       571,590
  Data processing fee ..............................     1,139,201       956,055
  Gain on sale of securities available-for-sale ....        11,519         3,113
  Other ............................................       260,240       341,111
                                                       -----------   -----------
       TOTAL NONINTEREST INCOME ....................     3,015,324     2,809,228

 Noninterest expense:
  Salaries and employee
   benefits ........................................     3,886,508     3,341,177
  Net occupancy expense ............................       518,207       424,763
  Equipment expense ................................       991,908       970,829
  Other ............................................     2,730,135     2,802,515
                                                       -----------   -----------
       TOTAL NONINTEREST EXPENSE ...................     8,126,758     7,539,284
                                                       -----------   -----------
             INCOME BEFORE
              INCOME TAXES .........................     3,431,760     2,962,243
 Applicable income taxes ...........................     1,107,735       976,566
                                                       -----------   -----------
                NET INCOME .........................   $ 2,324,025   $ 1,985,677
                                                       ===========   ===========
 Net income per Common
 Share (Note D) ....................................   $      1.06   $       .91

 Average shares outstanding (note D) ...............     2,183,966     2,184,378


 See notes to condensed consolidated unaudited financial statements

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)

RURBAN FINANCIAL CORP. AND SUBSIDIARIES


                                    Three Months Ended               Six Months Ended
                                         June 30                         June 30
                                   1996            1995            1996           1995
Balance beginning of period   $ 40,748,269    $ 36,984,144    $ 40,078,491    $ 35,674,587
Net Income ................      1,181,338       1,053,533       2,324,025       1,985,677
Cash dividends declared
  ($.15 and $.30 per
  share in 1996 and 1995) .       (327,656)       (327,657)       (655,312)       (655,313)
Retirement of 5,000 shares
  of common stock .........       (170,625)                       (170,625)


Change in net unrealized
  holding gains (losses) on
  available-for-sale
  securities ..............       (388,071)        484,501        (533,324)      1,189,570
                              ------------    ------------    ------------    ------------

Balance end of period .....   $ 41,043,255    $ 38,194,521    $ 41,043,255    $ 38,194,521
                              ============    ============    ============    ============



See notes to condensed consolidated unaudited financial statements

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

RURBAN FINANCIAL CORP. AND SUBSIDIARIES

                                                          Six Months Ended
                                                              June 30
                                                         ------------------
                                                        1996            1995
Cash Flows From Operating Activities
 Cash received from customers' fees and
  commissions ..................................   $  3,003,805    $  2,806,115
 Cash paid to suppliers and employees ..........     (7,782,044)     (8,041,244)
 Loans originated for sale .....................    (14,589,566)          - - -
 Proceeds from sales of loans held for sale ....      8,626,009           - - -
 Interest received .............................     16,038,025      14,681,283
  Interest paid ................................     (7,160,586)     (6,561,120)
  Income taxes paid ............................     (1,386,500)       (696,000)
                                                   ------------    ------------
  Net Cash from operating activities ...........     (3,250,857)      2,189,034
                                                   ------------    ------------

Cash Flows From Investing Activities
 Net decrease in interest earning deposits
  in other financial institutions ..............          - - -         166,324
 Proceeds from principal repayments,
  maturities and calls of:
 Securities available-for-sale .................     29,689,533      15,224,472
 Securities held-to-maturity ...................          - - -         921,359
 Purchase of securities available-for-sale .....     (9,170,699)    (15,950,781)
 Purchase of securities held-to-maturity .......          - - -      (1,309,861)
 Net (increase)/decrease in loans ..............    (24,377,350)     (4,066,258)
 Proceeds from sales of loans ..................          - - -       3,601,800
 Recoveries on loan charge-offs ................        241,296         190,836
 Premises and equipment expenditures ...........       (179,701)       (238,939)
                                                   ------------    ------------
  Net cash from investing activities ...........     (3,796,921)     (1,461,048)
                                                   ------------    ------------

Cash Flows From Financing Activities
 Net increase/(decrease) in deposits ...........     (4,989,023)      5,726,509
 Net increase/(decrease) in short term
   borrowings ..................................      2,668,000           - - -
 Common stock retirement .......................       (170,625)          - - -
 Dividends paid ................................       (655,312)       (655,313)
                                                   ------------    ------------
  Net cash from financing activities ...........     (3,146,960)      5,071,196
                                                   ------------    ------------

Net Change In Cash And Cash Equivalents ........    (10,194,738)      5,799,182

Cash And Cash Equivalents At Beginning Of Year .     28,379,656      25,178,171
                                                   ------------    ------------

Cash And Cash Equivalents At End Of Period .....   $ 18,184,918    $ 30,977,353
                                                   ============    ============

CONSOLIDATED STATEMENT OF CASH FLOWS - CONTINUED (UNAUDITED)


                                                           Six Months Ended
                                                               June 30
                                                            -------------
                                                          1996          1995

Reconciliation Of Net Income To Net
 Cash From Operating Activities
Net income ......................................   $  2,324,025    $ 1,985,677
Adjustments to reconcile net income to
 net cash from operating activities:
  Depreciation ..................................        600,813        580,214
  Amortization of intangible assets .............        184,000        165,000
  Provision for loan losses .....................        526,009        505,000
  Net (gains)/losses on available-for-sale
   securities ...................................        (11,519)        (3,113)
  Loans originated for sale .....................    (14,589,566)         - - -
  Proceeds from sales of loans held for sale ....      8,626,009          - - -
  Net (gains)/losses on loan sales ..............        (12,850)         - - -
  Increase/(decrease) in deferred loan fees .....         62,774         (7,603)
  (Increase)/decrease in interest receivable ....       (196,484)      (331,570)
  (Increase)/decrease in other assets ...........       (560,728)      (919,809)
  Increase/(decrease) in interest payable .......        (45,204)       262,037
  Increase/(decrease) in income taxes payable ...       (278,765)       280,566
  Increase/(decrease) in other liabilities ......        120,629       (327,365)
                                                    ------------    -----------
   Net cash from operating activities ...........   $ (3,250,857)   $ 2,189,034
                                                    ============    ===========

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

NOTE B--IMPACT OF NEW ACCOUNTING STANDARDS

Several new accounting standards have been issued by the FASB that apply in 1996. SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets To Be Disposed Of", requires a review of long-term assets for impairment of recorded value and resulting write-downs if the value is impaired. SFAS No. 122, "Accounting for Mortgage Servicing Rights", requires recognition of an asset when servicing rights are retained on in-house originated loans that are sold. These statements are not expected to have a material effect on the Corporation's consolidated financial position or results of operations.

NOTE C--ELECTION OF DIRECTORS

At the annual Meeting of Shareholders on April 22, 1996, an election of Class 1 Directors was held with the following results:


                       Votes Cast       Votes Cast
  Nominee                 for            Against         Abstentions
- ---------------        ----------       ----------       -----------
John R. Compo          1,619,008            105              6,521
John Fahl              1,602,339         16,774              6,521
Robert W. Fawcett Jr.  1,603,798         15,315              6,521

The following directors did not stand for election and their term of office continued after the meeting:

Richard C. Burrows                         Steven D. VanDemark
Richard Z. Graham                          J. Michael Walz
David E. Manz                              Thomas C. Williams
John H. Moore


NOTE D--EARNINGS AND DIVIDENDS PER COMMON SHARE

Earnings per common share have been computed based on the weighted average number of shares outstanding during the periods presented. In the second quarter of 1996 5,000 shares were retired. The number of shares used in the computation of earnings per common share was 2,183,966 for 1996 and 2,184,378 for 1995.

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

Liquidity

Liquid assets consist of cash, amounts due from banks, securities, federal funds sold and loans held for sale. These assets decreased $25,533,713 from December 31, 1995 to June 30, 1996. Liquid assets were 30% of total assets at December 31, 1995 and 24% of total assets at June 30, 1996. This difference is the result of a strong loan demand. Management believes its current liquidity level is sufficient to meet anticipated future growth.

Capital Resources

Total shareholders' equity was $41,043,255 (which includes $9,350,285 of common stock subject to repurchase obligation in ESOP) as of June 30, 1996, an increase of $964,764 over total shareholders' equity of $40,078,491 as of December 31, 1995. This increase was attributed to earnings of $2,324,025 less dividends declared of $655,312 less retirement of common stock of $170,625 less change in net unrealized gain/(loss) on available-for-sale securities of $533,324.

The following table provides the minimum regulatory capital requirements and the Corporation's capital ratios at June 30, 1996.

                                      Minimum Regulatory      Corporation's
                                     Capital Requirements     Capital Ratio
                                     --------------------     -------------
Ratio of tier 1 capital to
  weighted-risk assets ...................  4.00%                  13.66%
Ratio of total capital to
  weighted-risk assets ...................  8.00%                  14.91%
Ratio of shareholders' equity
  to weighted risk assets ................  4.00%                  14.05%
Leverage Ratio ...........................  4.00%                   9.79%
Ratio of total shareholders'
  equity to total assets .................  None                   10.02%

The Corporation's subsidiaries meet the applicable minimum regulatory capital requirements at June 30, 1996. The Corporation remains comfortably above the minimum regulatory capital requirements. The Banking Regulators may alter minimum capital requirements as a result of revising their internal policies and their ratings of the Corporation's Subsidiary Banks.

As of June 30, 1996, management is not aware of any current recommendation by banking regulatory authorities which if they were to be implemented would have, or are reasonably likely to have, a material adverse effect on the Corporation's liquidity, capital resources or operations.

Supplemental Information

Nonperforming loans decreased $1,170,000 from December 31, 1995 to June 30, 1996 primarily due to the liquidation of several large Commercial loans for which recognition of future interest income had become questionable.

Material Changes in Financial Condition

There were no material changes in financial condition as of June 30, 1996 compared to December 31, 1995.

Material Changes in Results of Operations

Net interest income for the quarter ended June 30, 1996 was $4,595,082, an increase of $432,255 (10%) over the second quarter of 1995 and for the six months was $9,069,203, an increase of $871,904 (11%) over the same period in 1995. These increases are due mainly to an increase in the amount of earning assets and a favorable increase in yields on those assets.

There was no material change in total noninterest income (1%) for the three months ended June 30, 1996 when compared to the same three months in 1995. For the six months ended June 30, 1996 there was an increase of $206,096 (7%) when compared to the six months ended June 30, 1995 due mainly to an increase of $74,956 (8%) in Trust Department fees and an increase of $183,146 (19%) in data processing fees.

Total noninterest expense increased $299,263 (8%) to $4,078,736 for the quarter ended June 30, 1996 and $587,474 (8%) to $8,126,758 for the six months when compared to the same periods in 1995. This was primarily due to normal increases in salaries and benefits of $278,511 (17%) and $545,331 (16%) for the quarter and six months respectively.

Income tax expense for the quarter was $540,398, an increase of $18,887 and for the six months was $1,107,735, an increase of $131,169, over the same periods in 1995, due to an increase in taxable income.

The result of all these factors is an increase in net income of $127,805 (12%) for the three months and an increase of $338,348 (17%) for the six month ended June 30, 1996.

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

                                        RURBAN FINANCIAL CORP.


     Date August 8, 1996               By /s/Thomas C. Williams
                                              ________________________________
                                                 Thomas C. Williams
                                                 President



                                           By /s/David E. Manz
                                              ________________________________
                                                 David E. Manz
                                                 Executive Vice President &
                                                 Chief Financial Officer

                               INDEX TO EXHIBITS



EXHIBIT NO.                                   DESCRIPTION
- -----------                                   -----------

   27                                         FINANCIAL DATA SCHEDULE