Form 10-Q
period 1996-09-30
RURBAN FINANCIAL CORP
filed 1996-11-14
CIK 767405

CONFORMED COPY


                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996.

                                      OR

[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number 0-13507


                            RURBAN FINANCIAL CORP.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)


                  Ohio                            34-1395608
     -------------------------------          -------------------
     (State or other jurisdiction of           (I.R.S. Employer
     incorporation or organization            Identification No.)

                   401 Clinton Street, Defiance, Ohio 43512
                   ----------------------------------------
                   (Address of principal executive offices)
                                  (Zip Code)

                                (419) 783-8950
             ----------------------------------------------------
             (Registrant's telephone number, including area code)


                                     None
            -------------------------------------------------------
            (Former name, former address and former fiscal year, if
                          changed since last report.)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes __x__                No _____

     The number of common shares of Rurban Financial Corp. outstanding was 2,179,378 on October 31, 1996.

                        PART 1 - FINANCIAL INFORMATION



Item 1.  Financial statements

     The interim consolidated financial statements of Rurban Financial Corp. are unaudited; however, the information contained herein reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of financial condition and results of operations for the interim periods presented. All adjustments reflected in these financial statements are of a normal recurring nature in accordance with Rule 10-01(b) (8) of Regulation S-X. Results of operations for the nine months ended September 30, 1996 are not necessarily indicative of the results for the complete year.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

RURBAN FINANCIAL CORP. AND SUBSIDIARIES


                                                   September 30     December 31
                                                       1996            1995
                                                    -----------     ------------
                                                    (Unaudited)        (Note)
ASSETS

 Cash and due from banks                           $ 24,391,388     $ 21,067,131
 Federal funds sold                                   3,550,353        7,312,525
                                                   ------------     ------------
         TOTAL CASH AND CASH EQUIVALENTS             27,941,741       28,379,656
 Interest bearing deposits in other
   financial institutions                               180,000          180,000
 Securities available-for-sale                       65,849,126       90,329,866

 Loans, net of allowance for losses of
   $4,855,536 and $4,270,000 respectively           310,152,322      273,094,844
Loans held for sale                                   4,343,829        2,949,293
Premises and equipment, net                           8,713,871        8,383,717
Accrued interest and other assets                     8,837,043        7,908,389
                           TOTAL ASSETS            $426,017,932     $411,225,765
                                                   ============     ============

                                                    September 30    December 31
                                                        1996            1995
                                                    ------------    -----------
                                                    (Unaudited)        (Note)

LIABILITIES AND SHAREHOLDERS' EQUITY
  Deposits:
    Noninterest bearing                            $  44,713,798    $ 48,721,000
    Interest bearing                                 335,205,827     319,075,538
                                                   -------------    ------------
                          TOTAL DEPOSITS             379,919,625     367,796,538

  Federal Funds Purchased                              2,000,000           - - -
  Accrued expenses and other liabilities               3,703,844       3,350,736
                                                   -------------    ------------
                        TOTAL LIABILITIES            385,623,469     371,147,274

  Common stock subject to repurchase
    obligation in ESOP (1996: 308,090 shares
      outstanding; 1995: 297,467 shares
      outstanding)                                    10,398,037       9,333,027
    Unearned Employee Stock Ownership Plan
       shares                                         (1,505,527)          - - -

  Common stock, stated value $2.50 a share:
    Authorized--1996: 10,000,000 shares;
      1995: 5,000,000 shares:
      1996: 1,871,288 shares outstanding;
      1995: 1,886,911 shares outstanding               4,678,220       4,717,277
  Additional Paid In Capital                           4,602,235       5,798,813
  Retained earnings                                   22,198,893      19,779,897
  Net unrealized appreciation/(depreciation) on
    securities available-for sale (net of tax of
     $ 11,645 in 1996 and $231,549 in 1995)               22,605         449,477
                                                   -------------    ------------

                     TOTAL LIABILITIES AND
                      SHAREHOLDERS' EQUITY         $ 426,017,932    $411,225,765
                                                   =============    ============


See notes to condensed consolidated unaudited financial statements

Note: The balance sheet at December 31, 1995 has been derived from the audited consolidated financial statements at that date.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

RURBAN FINANCIAL CORP. AND SUBSIDIARIES

                                                           Three Months Ended
                                                              September 30
                                                          --------------------
                                                           1996          1995
                                                          ------        ------
Interest income:
 Interest and fees on loans                             $7,248,382    $6,790,990
 Interest and dividends on securities:
  Taxable                                                  889,529     1,006,080
  Tax-exempt                                                99,757       107,738
 Other                                                      74,059       206,551
                                                        ----------    ----------
   TOTAL INTEREST INCOME                                 8,311,727     8,111,359


Interest expense:
 Deposits                                                3,640,940     3,663,033
 Short-term borrowings                                      47,409           548
                                                        ----------    ----------
   TOTAL INTEREST EXPENSE                                3,688,349     3,663,581
                                                        ----------    ----------
      NET INTEREST INCOME                                4,623,378     4,447,778
Provision for losses                                       225,000       280,435
                                                        ----------    ----------
NET INTEREST INCOME AFTER
     PROVISION FOR LOSSES                                4,398,378     4,167,343

Noninterest income:
 Trust department                                          532,000       495,607
 Service charges on
  deposit accounts                                         315,303       318,031
 Data processing fees                                      499,850       507,444
 Gain on sale of securities available-for-sale                 394         - - -
 Other                                                     131,241       117,489
                                                        ----------    ----------
      TOTAL NONINTEREST INCOME                           1,478,788     1,438,571

Noninterest expense:
 Salaries and employee
  benefits                                               2,008,164     1,776,951
 Net occupancy expense                                     233,955       229,141
 Equipment expense                                         482,834       406,030
 Other                                                   1,524,927     1,396,455
                                                        ----------    ----------
      TOTAL NONINTEREST EXPENSE                          4,249,880     3,808,577
                                                        ----------    ----------
            INCOME BEFORE
             INCOME TAXES                                1,627,286     1,797,337
Applicable income taxes                                    550,097       602,153
                                                        ----------    ----------
               NET INCOME                               $1,077,189    $1,195,184
                                                        ==========    ==========
Net income per Common
 Share (Note D)                                         $      .49    $      .55


Average shares outstanding (Note D)                      2,179,378     2,184,378

See notes to condensed consolidated unaudited financial statements

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

RURBAN FINANCIAL CORP. AND SUBSIDIARIES

                                                           Nine Months Ended
                                                             September 30
                                                           ------------------
                                                            1996        1995
                                                           ------      ------
Interest income:
 Interest and fees on loans                            $20,916,789   $19,678,086
 Interest and dividends on securities:
  Taxable                                                3,014,791     2,630,911
  Tax-exempt                                               319,920       319,711
 Other                                                     244,812       503,107
                                                       -----------   -----------
   TOTAL INTEREST INCOME                                24,496,312    23,131,815

Interest expense:
 Deposits                                               10,683,142    10,448,830
 Short-term borrowings                                     120,589        37,908
                                                       -----------   -----------
   TOTAL INTEREST EXPENSE                               10,803,731    10,486,738
                                                       -----------   -----------
      NET INTEREST INCOME                               13,692,581    12,645,077
 Provision for losses                                      751,009       785,435
                                                       -----------   -----------
 NET INTEREST INCOME AFTER
      PROVISION FOR LOSSES                              12,941,572    11,859,642

 Noninterest income:
  Trust department                                       1,544,315     1,432,966
  Service charges on
   deposit accounts                                        907,352       889,621
  Data processing fee                                    1,639,051     1,463,499
  Gain on sale of securities available-for-sale             11,913         - - -
  Other                                                    391,481       461,713
                                                       -----------   -----------
       TOTAL NONINTEREST INCOME                          4,494,112     4,247,799

 Noninterest expense:
  Salaries and employee
   benefits                                              5,894,672     5,118,128
  Net occupancy expense                                    752,162       653,904
  Equipment expense                                      1,474,742     1,376,859
  Other                                                  4,255,062     4,198,970
                                                       -----------   -----------
       TOTAL NONINTEREST EXPENSE                        12,376,638    11,347,861
                                                       -----------   -----------
             INCOME BEFORE
              INCOME TAXES                               5,059,046     4,759,580
 Applicable income taxes                                 1,657,832     1,578,719
                                                       -----------   -----------
                NET INCOME                             $ 3,401,214   $ 3,180,861
                                                       ===========   ===========
 Net income per Common
 Share (Note D)                                        $      1.56   $      1.46


 Average shares outstanding (note D)                     2,182,571     2,184,378



 See notes to condensed consolidated unaudited financial statements


CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)

RURBAN FINANCIAL CORP. AND SUBSIDIARIES



                                      Three Months Ended              Nine Months Ended
                                         September 30                    September 30
                                      ------------------              -----------------
                                     1996            1995            1996           1995
                                    ------          ------          ------         ------
Balance beginning of
 period                         $ 31,692,970    $ 30,675,265    $ 30,745,464    $ 28,840,030
Net Income                         1,077,189       1,195,184       3,410,214       3,180,861
Cash dividends declared
 ($.15 and $.45 per
 share in 1996 and 1995)            (326,906)       (327,656)       (982,218)       (982,969)
Retirement of 5,000 shares
 of common stock                       - - -           - - -        (170,625)          - - -

Capital surplus allocated
 from common stock repurchase
 obligation in ESOP                1,047,752        (943,488)     (1,074,010)     (1,628,187)

Change in net unrealized
 holding gains (losses) on
 available-for-sale
 securities                          106,452          28,443        (426,872)      1,218,013
                                ------------    ------------    ------------    ------------
Balance end of period           $ 31,501,953    $ 30,627,748    $ 31,501,953    $ 30,627,748
                                ============    ============    ============    ============



See notes to condensed consolidated unaudited financial statements

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

RURBAN FINANCIAL CORP. AND SUBSIDIARIES

                                                          Nine Months Ended
                                                            September 30
                                                      ------------------------
                                                        1996            1995
                                                       ------          ------
Cash Flows From Operating Activities
 Cash received from customers' fees and
  commissions                                      $  4,482,199    $  4,244,686
 Cash paid to suppliers and employees               (14,361,371)    (10,830,653)
 Loans originated for sale                          (14,571,360)          - - -
 Proceeds from sale of loans held for sale           15,753,698           - - -
 Interest received                                   24,028,489      22,112,347
   Interest paid                                    (10,526,116)    (10,399,355)
Income taxes paid                                    (1,518,500)     (1,211,500)
                                                   ------------    ------------
  Net Cash from operating activities                  3,287,039       3,915,525
                                                   ------------    ------------

Cash Flows From Investing Activities
 Net decrease in interest earning deposits
  in other financial institutions                                       166,324
 Proceeds from sales of securities available-
  for-sale                                            6,990,391           - - -
 Proceeds from principal repayments,
  maturities and calls of:
 Securities available-for-sale                       30,703,995      21,114,067
 Securities held-to-maturity                              - - -       1,633,886
 Purchase of securities available-for-sale          (13,848,478)    (29,445,561)
 Purchase of securities held-to-maturity                  - - -      (1,997,710)
 Net (increase)/decrease in loans                   (37,580,477)     (9,259,122)
 Proceeds from sales of loans                             - - -       7,929,292
 Recoveries on loan charge-offs                        (228,010)        360,028
 Premises and equipment expenditures                 (1,227,092)       (309,599)
                                                   ------------    ------------
  Net cash from investing activities                (15,189,671)     (9,808,395)
                                                   ------------    ------------

Cash Flows From Financing Activities
 Net increase/(decrease) in deposits                 12,123,087      10,620,715
   Net increase in short term Borrowings              2,000,000           - - -
  Common Stock Retirement                              (170,625)          - - -
 Aquistion of Shares for ESOP                        (1,505,527)          - - -
 Dividends paid                                        (982,218)       (982,969)
                                                   ------------    ------------
  Net cash from financing activities                 11,464,717       9,637,746
                                                   ------------    ------------

Net Change In Cash And Cash Equivalents                (437,915)      3,744,876

Cash And Cash Equivalents At Beginning Of Year       28,379,656      25,178,171
                                                   ------------    ------------

Cash And Cash Equivalents At End Of Period         $ 27,941,741    $ 28,923,047
                                                   ============    ============

CONSOLIDATED STATEMENT OF CASH FLOWS - CONTINUED (UNAUDITED)


                                                          Nine Months Ended
                                                            September 30
                                                         -------------------
                                                         1996           1995
                                                         ----           ----
Reconciliation Of Net Income To Net
 Cash From Operating Activities
 Net income                                         $  3,401,214    $ 3,180,861
 Adjustments to reconcile net income to
  net cash from operating activities:
   Depreciation                                          896,938        859,224
   Amortization of intangible assets                     234,000        309,503
   Provision for loan losses                             751,009        785,435
   (Gain) on sale of securities available-
     for-sale                                            (11,913)
   Loans originated for sale                         (17,360,432)         - - -
   Proceeds from sales of loans held for sale         15,753,698          - - -
   Net (gains)/losses on loan sales                      212,198          - - -
   Increase/(decrease) in deferred loan fees             (66,882)       (17,753)
   (Increase)/decrease in interest receivable           (534,705)    (1,001,715)
   (Increase)/decrease in other assets                    58,866       (653,796)
   Increase/(decrease) in interest payable               157,026         87,383
   Increase/(decrease) in income taxes payable          (400,060)       367,219
   Increase/(decrease) in other liabilities              196,082           (836)
                                                    ------------    -----------
    Net cash from operating activities              $  3,287,039    $ 3,915,525
                                                    ============    ===========

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

RURBAN FINANCIAL CORP. AND SUBSIDIARIES

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and Article 10-01 of Regulation S.X. Accordingly, footnote disclosures, which would substantially duplicate the disclosures contained in the most recent audited financial statements, have been omitted. In the opinion of management of the Corporation, all adjustments necessary for a fair presentation of such financial information have been included. All such adjustments are of a normal recurring nature. The results of operations and cash flows for the nine months ended September 30, 1996 may not be indicative of the results for the entire year. The accompanying unaudited consolidated financial statements should be read in conjunction with the notes to consolidated financial statements contained in the December 31, 1995 consolidated financial statements.


NOTE B--EARNINGS AND DIVIDENDS PER COMMON SHARE

Earnings per common share are calculated on the basis of the weighted average number of shares outstanding adjusted for the effect of dilutive stock options.


NOTE C - ACCOUNTING STANDARDS IMPLEMENTED IN 1996

In March 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". SFAS No. 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of. The Statement requires review of such assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Measurement of an impairment loss for long-lived assets and identifiable intangibles that an entity expects to hold and use should be based on the fair value of the asset. The Statements is effective for financial statements for fiscal years beginning after December 15, 1995. The Corporation adopted SFAS No. 121 effective January 1, 1996. The adoption had no material effect on the Corporation's financial position or results of operations for the nine months ended September 30, 1996.

The FASB issued SFAS No. 122, "Accounting for Mortgage Servicing Rights", in May 1995. This Statement changes the accounting for mortgage servicing rights retained by the loan originator. Under this Statement, an entity that acquires mortgage servicing rights through either the purchase or origination of mortgage loans and sells or securitizes those loans with servicing rights retained should allocate the total cost of the mortgage loans to the mortgage servicing rights and the loans (without the mortgage servicing rights) based on their relative fair values. Under current practice, all such costs are assigned to the loan. The costs allocated to mortgage servicing rights are to be recorded as a separate asset and amortized in proportion to, and over the life of, the net servicing income. The carrying value of the mortgage servicing rights are to be periodically evaluated for impairment. The
Statement became effective for the Corporation as of January 1, 1996. The adoption of SFAS No. 122 did not have a material effect on the Corporation's financial position or results of operations for the nine months ended September 30, 1996.

SFAS No. 125, Accounting for Transfer and Servicing of Financial Assets and Extinguishment of Liabilities, provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities and requires a consistent application of a financial-components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred and derecognizes liabilities when extinguished. SFAS No. 125 also supersedes SFAS No. 122, and requires that servicing assets and liabilities by subsequently measured by amortization in proportion to and over the period of estimated net servicing income or loss and requires assessment for asset impairment or increased obligation based on their fair values. SFAS No. 125 applies to transfers and extinguishments occurring after December 31, 1996, and early or retroactive application is not permitted. The statements are not expected to have a material effect on the Corporation's consolidated financial position or results of operations.


NOTE D - RISK ELEMENTS AND LOAN LOSS RESERVE

There has been no changes in the Risk Elements and Loan Loss Reserve activity that would materially effect the Corporation's financial position or results of operations for the nine months ended September 30, 1996.


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

Liquidity

Liquid assets consist of cash, amounts due from banks, securities, federal funds sold and loans held for sale. These assets decreased $25,549,203 from December 31, 1995 to September 30, 1996. Liquid assets were 30% of total assets at December 31, 1995 and 23% of total assets at September 30, 1996. This difference is the result of a strong loan demand. Management believes its current liquidity level is sufficient to meet anticipated future growth.

Capital Resources

Total shareholders' equity was $31,501,953 (which excludes $10,398,037 of common stock subject to repurchase obligation in ESOP) as of September 30, 1996, an increase of $756,489 over total shareholders' equity of $30,745,464 as of December 31, 1995. This increase was attributed to earnings of $30,745,464 and release of $2,196,061 from Capital Surplus allocated to obligation to repurchase ESOP shares less dividends declared of $982,218 less retirement of common stock of $170,625 less change in net unrealized loss on available-for-sale securities of $426,872.

The following table provides the minimum regulatory capital requirements and the Corporation's capital ratios at September 30, 1996.

                                      Minimum Regulatory      Corporation's
                                     Capital Requirements     Capital Ratio
                                     --------------------     -------------

Ratio of tier 1 capital to
  weighted-risk assets                      4.00%                15.63%
Ratio of total capital to
  weighted-risk assets                      8.00%                16.88%
Ratio of shareholders' equity
  to weighted risk assets                   4.00%                17.11%
Leverage Ratio                              4.00%                 9.84%
Ratio of total shareholders'
  equity to total assets                    None                  8.13%


The Corporation's subsidiaries meet the applicable minimum regulatory capital requirements at September 30, 1996. The Corporation remains comfortably above the minimum regulatory capital requirements. The Banking Regulators may alter minimum capital requirements as a result of revising their internal policies and their ratings of the Corporation's Subsidiary Banks.

As of September 30, 1996, management is not aware of any current recommendation by banking regulatory authorities which if they were to be implemented would have, or are reasonably likely to have, a material adverse effect on the Corporation's liquidity, capital resources or operations.

Supplemental Information

Nonperforming loans decreased $1,811,000 from December 31, 1995 to September 30, 1996 primarily due to the liquidation of several large Commercial loans for which recognition of future interest income had become questionable.

Material Changes in Financial Condition

Net loans  increased  $38,563,005  (14%) to $311,657,849 at September 30, 1996
from $273,094,844 at September 30, 1995 due to increase in loan demand. The increase was primarily funded by a decrease in securities available-for-sale and increase in deposits and federal funds purchased.


Material Changes in Results of Operations

Net interest income for the quarter ended September 30, 1996 was $4,623,378, an increase of $175,600 (4%) over the third quarter of 1995 and for the nine months was $13,692,581, an increase of $1,047,504 (8%) over the same period in 1995. These increases are due mainly to an increase in the amount of earning assets and a favorable increase in yields on those assets.

Total noninterest income for the quarter ended September 30, 1996 increased $40,217 (3%) to $4,494,112, compared to the quarter ended September 30, 1995. For the nine months ended September 30, 1996, total noninterest income increased $246,313 (6%) compared to the same period in 1995; this growth is primarily due to an increase of $111,349 (8%) in Trust Department fees and an increase of $175,552 (12%) in data processing fees.

Total noninterest expense increased $441,303 (12%) to $4,249,880 for the quarter ended September 30, 1996 and $1,028,777 (9%) to $12,376,638 for the nine months when compared to the same periods in 1995. This was primarily due to increases in salaries and benefits of $231,213 (13%) and $776,544 (15%) for the quarter and nine months respectively.

Income tax expense for the quarter was $550,097, a decrease of $52,056 and for the nine months was $1,657,832, an increase of $79,113 over the same periods in 1995, due to the net affect of an increase in taxable income and unrealized depreciation on securities available for sale.

The result of all these factors is a decrease in net income of $117,995 (10%) for the three months and an increase of $220,353 (7%) for the nine month ended September 30, 1996.

                       PART 11 - OTHER INFORMATION


Items 1-5. N/A

Item 6. Exhibits and Reports on Form 8-K

        (a)  Exhibits

             See index to exhibits on pages 15 and 16

        (b)  Reports on Form 8-K

             None






                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                        RURBAN FINANCIAL CORP.


     Date   November 13, 1996              By /s/Thomas C. Williams
                                              --------------------------------
                                                 Thomas C. Williams
                                                 President



                                           By /s/Duane Sinn
                                              --------------------------------
                                                 Duane Sinn
                                                 Assistant Vice President
                                                 & Treasurer of Rurban
                                                 Financial Corporation

                               INDEX TO EXHIBITS



EXHIBIT NO.                                    DESCRIPTION
-----------                                    -----------


    27                                         FINANCIAL DATA SCHEDULE