Form 10-K
period 1996-12-31
RURBAN FINANCIAL CORP
filed 1997-03-31
CIK 767405

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934 For the fiscal year ended December 31, 1996
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________ to
     ____________

                         Commission File Number 0-13507

                             RURBAN FINANCIAL CORP.
     ______________________________________________________________________
             (Exact name of Registrant as specified in its charter)


              Ohio                                         34-1395608
_______________________________                        ___________________
(State or other jurisdiction of                          I.R.S. Employer
 incorporation or organization)                        Identification No.)


   401 Clinton Street, Defiance, Ohio                         43512
________________________________________                    __________
(Address of principal executive offices)                    (Zip Code)

       Registrant's telephone number, including area code (419) 783-8950


          Securities registered pursuant to Section 12(b) of the Act:
     ______________________________________________________________________
                                      None

Securities registered pursuant to Section 12(g) of the Act:

    Common Shares, Without Par Value (2,287,851 outstanding at March 1, 1997)
_______________________________________________________________________________
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes __X__       No _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Based upon the average bid and asked prices of the Common Shares of the Registrant on March 1, 1997, the aggregate market value of the Common Shares of the Registrant held by non-affiliates on that date was $66,945,276.

Documents Incorporated by Reference:

     Portions of the Registrant's definitive Proxy Statement for its Annual Meeting of Shareholders to be held on April 28, 1997 are incorporated by reference into Part III of this Annual Report on Form 10-K.

                            Exhibit Index on Page 77
                              Page 1 of 111 Pages.

                                     PART I

Item 1.  Business.

                                     General

        Rurban Financial Corp., an Ohio corporation (the "Corporation"), is a bank holding company under the Bank Holding Company Act of 1956, as amended, and is subject to regulation by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). The executive offices of the Corporation are located at 401 Clinton Street, Defiance, Ohio 43512.

        Through its  subsidiaries,  The State Bank and Trust Company,  Defiance,
Ohio ("State  Bank"),  The Peoples  Banking  Company,  Findlay,  Ohio  ("Peoples
Bank"), The First National Bank of Ottawa ("First National Bank") and The Citizens Savings Bank Company, Pemberville, Ohio ("Citizens Savings Bank"), the Corporation is engaged in the business of commercial banking. The Corporation's subsidiary, Rurbanc Data Services, Inc. ("RDSI"), is engaged in the related business of providing data processing services, principally to banks. The Corporation's subsidiary, Rurban Life Insurance Company ("Rurban Life"), is engaged in the related business of accepting life and disability reinsurance ceded in part by USLIFE Credit Life Insurance Company ("USLIFE") from the credit life and disability insurance purchased by customers of the Corporation's banking subsidiaries from USLIFE in connection with revolving credit loans secured by mortgages and with certain installment loans made to such customers.

                  General Description of Holding Company Group

State Bank

        State Bank is an Ohio state-chartered bank. State Bank presently operates seven branch offices in Defiance County, Ohio (six in the city of Defiance and one in Ney), one branch office in adjacent Paulding County, Ohio and three branch offices in Fulton County, Ohio (one in each of Delta, Lyons and Wauseon). At December 31, 1996, State Bank had 122 full-time equivalent employees.

        State Bank offers a full range of commercial banking services, including checking and NOW accounts; passbook savings and money market accounts; automatic teller machines; commercial, installment, agricultural and residential mortgage loans (including "Home Value Equity" line of credit loans); personal and corporate trust services; commercial leasing; bank credit card services; safe deposit box rentals; and other personalized banking services. In addition, State Bank serves as a correspondent (federal funds investing and check clearing purposes) for three financial institutions in the region (Peoples Bank, First National Bank and Citizens Savings Bank).

        State Bank has received approval from the Office of the Comptroller of the Currency (the "OCC") to organize Reliance Financial Services, N.A. ("Reliance") (in organization), a nationally-chartered trust and financial services company. Reliance's charter will restrict its activities to the performance of trust and trust-related services. It is anticipated that Reliance will operate out of the same corporate offices used by the Corporation and State Bank. At or near the time that Reliance receives final approval from the OCC to commence operations, State Bank will transfer all of its trust services business to Reliance. The management of Reliance anticipates that it will have 31 employees when it commences operations.

Peoples Bank

        Peoples Bank is an Ohio state-chartered bank. The main office of Peoples Bank is located in Findlay, Ohio. Peoples Bank provides checking and NOW accounts; passbook savings and money market accounts; time certificates of deposit; commercial loans and real estate mortgage loans; trust services; and safe deposit box rental facilities. Peoples Bank operates two full-service branches in Findlay and one in McComb, Ohio. Peoples Bank also operates a residential mortgage loan production office located in Clearwater, Florida, under the name "Rurban Mortgage Company". At December 31, 1996, Peoples Bank had 22 full-time equivalent employees.

First National Bank

        First National Bank is a national banking association. The executive offices of First National Bank are located at 405 East Main Street, Ottawa, Ohio. At its present location, First National Bank operates four drive-in teller lanes and an automatic teller machine with a traditional banking lobby on the first floor. First National Bank presently operates no branch offices. At December 31, 1996, First National Bank had 14 full-time equivalent employees.

        First National Bank offers a full range of commercial banking services, including checking and NOW accounts; passbook savings and money market accounts; automatic teller machines; commercial, installment, agricultural and residential mortgage loans; personal and corporate trust services; commercial leasing; bank credit card services; safe deposit box rentals; and other personalized banking services.

Citizens Savings Bank

        Citizens Savings Bank is an Ohio state-chartered bank. The main office of Citizens Savings Bank is located in Pemberville, Ohio. Citizens Savings Bank provides checking and NOW accounts; passbook savings and money market accounts; time certificates of deposit; commercial, installment, agricultural and residential loans; personal and corporate trust services; commercial leasing; bank credit card services; safe deposit box rentals; and other personalized banking services. Citizens Savings Bank also operates a full-service branch in Gibsonburg, Ohio. At December 31, 1996, Citizens Savings Bank had 26 full-time equivalent employees.

RDSI

        Substantially all of RDSI's business is comprised of providing data processing services to 32 financial institutions primarily in the northwest area of Ohio (including State Bank, Peoples Bank, First National Bank and Citizens Savings Bank), including information processing for financial institution customer services, deposit account information and data analysis. At December 31, 1996, RDSI had 33 full-time equivalent employees.

Rurban Life

        Rurban Life commenced its business of transacting insurance as an Arizona life and disability reinsurer in January, 1988. Rurban Life may accept life and disability reinsurance ceded to Rurban Life by an insurance company authorized to write life and disability insurance, provided that the amount accepted does not exceed certain limitations imposed under Arizona law. Rurban Life is not currently authorized to write life and disability insurance on a direct basis. Rurban Life accepts reinsurance ceded in part by USLIFE from the credit life and disability insurance purchased by customers of State Bank, Peoples Bank, First National Bank and Citizens Savings Bank from USLIFE in connection with revolving credit loans secured by mortgages and with certain installment loans made to such customers by State Bank, Peoples Bank, First National Bank and Citizens Savings Bank. The operations of Rurban Life do not materially impact the consolidated results of operations of the Corporation. As of December 31, 1996, Rurban Life has not accepted any other reinsurance. Rurban Life does not currently intend to accept any other reinsurance in the immediate future. At December 31, 1996, Rurban Life had no employees.

                                   Competition

        State Bank, Peoples Bank, First National Bank and Citizens Savings Bank experience significant competition in attracting depositors and borrowers. Competition in lending activities comes principally from other commercial banks in the lending areas of State Bank, Peoples Bank, First National Bank and Citizens Savings Bank, and, to a lesser extent, from savings associations, insurance companies, governmental agencies, credit unions, securities brokerage firms and pension funds. The primary factors in competing for loans are interest rates charged and overall banking services.

        Competition for deposits comes from other commercial banks, savings associations, money market funds and credit unions as well as from insurance companies and securities brokerage firms. The primary factors in competing for deposits are interest rates paid on deposits, account liquidity and convenience of office location.

        RDSI also operates in a highly competitive field. RDSI competes primarily on the basis of the value and quality of its data processing services, and service and convenience to its customers.

        Rurban Life operates in the highly competitive industry of credit life and disability insurance. A large number of stock and mutual insurance companies also operating in this industry have been in existence for longer periods of time and have substantially greater financial resources than does Rurban Life. The principal methods of competition in the credit life and disability insurance industry are the availability of coverages, premium rates and quality of service. The Corporation believes that Rurban Life has a competitive advantage due to the fact that the business of Rurban Life is limited to the accepting of life and disability reinsurance ceded in part by USLIFE from the credit life and disability insurance purchased by loan customers of State Bank, Peoples Bank, First National Bank and Citizens Savings Bank.

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

        As a national bank, First National Bank is supervised and regulated by the OCC. Reliance, as a nationally-chartered bank, will also be regulated by the OCC. As Ohio state-chartered banks, State Bank, Peoples Bank and Citizens Savings Bank are supervised and regulated by the Ohio Division of Financial Institutions and the Federal Deposit Insurance Corporation ("FDIC"). The deposits of State Bank, Peoples Bank, First National Bank and Citizens Savings Bank are insured by the FDIC and those entities are subject to the applicable provisions of the Federal Deposit Insurance Act. A subsidiary of a bank holding company can be liable to reimburse the FDIC, if the FDIC incurs or anticipates a loss because of a default of another FDIC-insured subsidiary of the bank holding company or in connection with FDIC assistance provided to such subsidiary in danger of default. In addition, the holding company of any insured financial institution that submits a capital plan under the federal banking agencies' regulations on prompt corrective action guarantees a portion of the institution's capital shortfall, as discussed below.

        Various requirements and restrictions under the laws of the United States and the State of Ohio affect the operations of State Bank, Peoples Bank, First National Bank and Citizens Savings Bank including requirements to maintain reserves against deposits, restrictions on the nature and amount of loans which may be made and the interest that may be charged thereon, restrictions relating to investments and other activities, limitations on credit exposure to correspondent banks, limitations on activities based on capital and surplus, limitations on payment of dividends, and limitations on branching. Pursuant to recent federal legislation, First National Bank may branch across state lines, if permitted by the law of the other state. In addition, effective June 1997, such interstate branching by First National Bank will be authorized, unless the law of the other state specifically prohibits the interstate branching authority granted by federal law.

        The Federal Reserve Board has adopted risk-based capital guidelines for bank holding companies and for state member banks, such as State Bank and Citizens Savings Bank. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk weighted assets by assigning assets and off-balance-sheet items to broad risk categories. The minimum ratio of total capital to risk weighted assets (including certain off-balance-sheet items, such as standby letters of credit) is 8%. At least 4.0 percentage points is to be comprised of common stockholders' equity (including retained earnings but excluding treasury stock), noncumulative perpetual preferred stock, a limited amount of cumulative perpetual preferred stock, and minority interests in equity accounts of consolidated subsidiaries, less goodwill and certain other intangible assets ("Tier 1 capital"). The remainder ("Tier 2 capital") may consist, among other things, of mandatory convertible debt securities, a limited amount of subordinated debt, other preferred stock and a limited amount of allowance for loan and lease losses. The Federal Reserve Board also imposes a minimum leverage ratio (Tier 1 capital to total assets) of 4% for bank holding companies and state member banks that meet certain specified conditions, including no operational, financial or supervisory deficiencies, and including having the highest regulatory rating. The minimum leverage ratio is 1.0-2.0% higher for other bank holding companies and state member banks based on their particular circumstances and risk profiles and those experiencing or anticipating significant growth. National bank subsidiaries, such as First National Bank, are subject to similar capital requirements adopted by the Comptroller of the Currency, and state non-member bank subsidiaries, such as Peoples Bank, are subject to similar capital requirements adopted by the FDIC. Under an outstanding proposal of the Comptroller and the FDIC to establish an interest rate risk component, First National Bank, State Bank, Peoples Bank and Citizens Savings Bank may be required to have additional capital if their interest rate risk exposure exceeds acceptable levels provided for in the regulation when adopted.

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

        The ability of a bank holding company to obtain funds for the payment of dividends and for other cash requirements is largely dependent on the amount of dividends which may be declared by its subsidiary banks and other subsidiaries. However, the Federal Reserve Board expects the Corporation to serve as a source of strength to its subsidiary banks, which may require it to retain capital for further investment in the subsidiaries, rather than for dividends for shareholders of the Corporation. State Bank, Peoples Bank, First National Bank and Citizens Savings Bank may not pay dividends to the Corporation if, after paying such dividends, they would fail to meet the required minimum levels under the risk-based capital guidelines and the minimum leverage ratio requirements. State Bank, Peoples Bank, First National Bank and Citizens Savings Bank must have the approval of their respective regulatory authorities if a dividend in any year would cause the total dividends for that year to exceed the sum of the current year's net profits and the retained net profits for the preceding two years, less required transfers to surplus. Payment of dividends by the bank subsidiaries may be restricted at any time at the discretion of the regulatory authorities, if they deem such dividends to constitute an unsafe and/or unsound banking practice. These provisions could have the effect of limiting the Corporation's ability to pay dividends on its outstanding common shares.

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

              Deposit Insurance Assessments and Recent Legislation

        The FDIC is authorized to establish separate annual assessment rates for deposit insurance for members of the Bank Insurance Fund ("BIF") and the Savings Association Insurance Fund ("SAIF"). State Bank, Peoples Bank, First National Bank and Citizens Savings Bank are members of BIF. The FDIC may increase assessment rates for either fund if necessary to restore the fund's ratio of reserves to insured deposits to its target level within a reasonable time and may decrease such rates if such target level has been met. The FDIC has established a risk-based assessment system for both BIF and SAIF members. Under this system, assessments vary based on the risk the institution poses to its deposit insurance fund. The risk level is determined based on the institution's capital level and the FDIC's level of supervisory concern about the institution.

        Because BIF became fully funded, BIF assessments for healthy commercial banks were reduced to, in effect, $2,000 per year, during 1996. Federal legislation, which became effective September 30, 1996, provides, among other things, for the costs of prior thrift failures to be shared by both BIF and SAIF. As a result of such cost sharing, BIF assessments for healthy banks during 1997 will be $.013 per $100 in deposits. Based upon their respective level of deposits at December 31, 1996, the projected BIF assessments for State Bank, Peoples Bank, First National Bank and Citizens Savings Bank for 1997 would be $30,000, $7,000, $5,000 and $7,000, respectively.

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


           Statistical Financial Information Regarding the Corporation

        The following schedules and tables analyze certain elements of the consolidated balance sheets and statements of income of the Corporation and its subsidiaries, as required under Exchange Act Industry Guide 3 promulgated by the Securities and Exchange Commission, and should be read in conjunction with the narrative analysis presented in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation and the Consolidated Financial Statements of the Corporation and its subsidiaries included at pages 47 through 76 of this Annual Report on Form 10-K.

I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

     A. The following are the average balance sheets for the years ending December 31:

                                                      1996                  1995                 1994
                                                      ----                  ----                 ----
ASSETS
Interest-earning assets
    Securities available for sale (1)
        Taxable                                  $  65,724,102        $  64,643,230        $  51,347,311
        Non-taxable                                  8,931,157               25,869                 --
    Securities held to maturity
        Taxable                                           --              1,485,961              370,644
        Non-taxable                                       --              9,416,228            7,584,860
    Federal funds sold                               6,950,036           10,145,738            5,162,152
    Loans, net of unearned income
      and deferred loan fees (2)                   305,611,881          282,864,867          249,993,210
                                                 -------------        -------------        -------------
        Total interest-earning assets              387,217,176          368,581,893          314,458,177
    Allowance for loan losses                       (4,593,293)          (4,606,629)          (4,089,404)
                                                 -------------        -------------        -------------
                                                   382,623,883          363,975,264          310,368,773
Noninterest-earning assets
    Cash and due from banks                         17,435,810           17,670,513           11,613,379
    Premises and equipment, net                      8,540,524            8,857,350            7,766,744
    Accrued interest receivable and
      other assets                                   8,142,608            8,056,940            5,368,618
                                                 -------------        -------------        -------------

                                                 $ 416,742,825        $ 398,560,067        $ 335,117,514
                                                 =============        =============        =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities
    Deposits
        Savings and interest-bearing
          demand deposits                        $  83,395,385        $  83,243,571        $  70,551,648
        Time deposits                              243,798,539          231,640,466          191,533,849
    Federal funds purchased and
      securities sold under agree-
      ments to repurchase                            2,559,025              684,484            2,488,229
                                                 -------------        -------------        -------------
        Total interest-bearing liabilities         329,752,949          315,568,521          264,573,726

Noninterest-bearing liabilities
    Demand deposits                                 42,733,313           41,427,007           37,778,969
    Accrued interest payable and
      other liabilities                              3,507,865            3,687,999            2,150,694
                                                 -------------        -------------        -------------
                                                   375,994,127          360,683,527          304,503,389

Net ESOP obligation                                  8,615,308            8,083,792            6,025,388

Shareholders' equity (3)                            32,133,390           29,792,748           24,588,737
                                                 -------------        -------------        -------------

                                                 $ 416,742,825        $ 398,560,067        $ 335,117,514
                                                 =============        =============        =============


________________________________________________________________________________

(1) Securities available for sale are carried at fair value. The average balance includes quarterly average balances of the market value adjustments and daily average balances for the amortized cost of securities.
(2) Loan balances include principal balances of nonaccrual loans and loans held for sale.
(3) Shown net of average net unrealized appreciation (depreciation) on securities available for sale, net of tax.

I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL (Continued)

     B. The following tables set forth, for the years indicated, the condensed average balances of interest-earning assets and interest-bearing liabilities, the interest earned or paid on such amounts, and the average interest rates earned or paid thereon.


                                             ------------------------1996---------------------
                                               Average                               Average
                                               Balance            Interest            Rate
                                             -----------        ------------       -----------
INTEREST-EARNING ASSETS
    Securities (1)
        Taxable                             $ 65,675,003       $   4,066,184           6.19%
        Non-taxable                            8,771,930             619,411  (2)      7.06 (2)
    Federal funds sold                         6,950,036             355,950           5.12
    Loans, net of unearned income and
      deferred loan fees                     305,611,881  (3)     28,680,021  (4)      9.38
                                            ------------       -------------

        Total interest-earning assets       $387,008,850          33,721,566  (2)      8.71%(2)
                                            ============

INTEREST-BEARING LIABILITIES
    Deposits
        Savings and interest-bearing
          demand deposits                   $ 83,395,385           2,109,831           2.53%
        Time deposits                        243,798,539          12,401,905           5.09
    Federal funds purchased and
      securities sold under agree-
      ments to repurchase                      2,559,025             144,773           5.66
                                            ------------       -------------

        Total interest-bearing liabilities  $329,752,949          14,656,509           4.44%
                                            ============       -------------


Net interest income                                            $  19,065,057  (2)
                                                               =============

Net interest income as a percent
  of average interest-earning assets                                                   4.93%(2)
                                                                                       ====

________________________________________________________________________________

(1) Securities balances represent daily average balances for the amortized cost of securities. The average rate is calculated based on the amortized cost of securities.
(2) Computed on tax equivalent basis for non-taxable securities (34% statutory tax rate in 1996).
(3) Loan balances include principal balances of nonaccrual loans and loans held for sale.
(4)  Includes fees on loans of $1,237,771 in 1996.

I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL (Continued)

                                             ------------------------1995---------------------
                                               Average                               Average
                                               Balance            Interest            Rate
                                             -----------        ------------       -----------
INTEREST-EARNING ASSETS
    Securities (1)
        Taxable                             $ 66,675,224       $   3,756,764           5.63%
        Non-taxable                            9,442,097             645,724  (2)      6.84 (2)
    Federal funds sold                        10,145,738             707,596           6.97
    Loans, net of unearned income and
      deferred loan fees                     282,864,867  (3)     26,539,689  (4)      9.38
                                            ------------       -------------

        Total interest-earning assets       $369,127,926          31,649,773  (2)      8.57%(2)
                                            ============


INTEREST-BEARING LIABILITIES
    Deposits
        Savings and interest-bearing
          demand deposits                   $ 83,243,571           2,088,899           2.51%
        Time deposits                        231,640,466          12,109,099           5.23
    Federal funds purchased and
      securities sold under agree-
      ments to repurchase                        684,484              40,050           5.85
                                            ------------       -------------

        Total interest-bearing liabilities  $315,568,521          14,238,048           4.51%
                                            ============       -------------


Net interest income                                            $  17,411,725  (2)
                                                               =============

Net interest income as a percent
  of average interest-earning assets                                                   4.72%(2)
                                                                                       ====



________________________________________________________________________________

(1) Securities balances represent daily average balances for the amortized cost of securities. The average rate is calculated based on the amortized cost of securities.
(2) Computed on tax equivalent basis for non-taxable securities (34% statutory tax rate in 1995).
(3) Loan balances include principal balances of nonaccrual loans and loans held for sale.
(4)  Includes fees on loans of $967,504 in 1995.

I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL (Continued)


                                             ------------------------1994---------------------
                                               Average                               Average
                                               Balance            Interest            Rate
                                             -----------        ------------       -----------
INTEREST-EARNING ASSETS
    Securities (1)
        Taxable                             $ 52,307,884       $   2,485,695           4.75%
        Non-taxable                            7,584,860             524,977  (2)      6.92 (2)
    Federal funds sold                         5,162,152             220,244           4.27
    Loans, net of unearned income and
      deferred loan fees                     249,993,210  (3)     20,421,474  (4)      8.17
                                            ------------       -------------

        Total interest-earning assets       $315,048,106          23,652,390  (2)      7.51%(2)
                                            ============


INTEREST-BEARING LIABILITIES
    Deposits
        Savings and interest-bearing
          demand deposits                   $ 70,551,648           1,900,683           2.69%
        Time deposits                        191,533,849           7,586,023           3.96
    Federal funds purchased and
      securities sold under agree-
      ments to repurchase                      2,488,229             125,647           5.05
                                            ------------       -------------

        Total interest-bearing liabilities  $264,573,726           9,612,353           3.63%
                                            ============       -------------


Net interest income                                            $  14,040,037  (2)
                                                               =============

Net interest income as a percent
  of average interest-earning assets                                                   4.46%(2)
                                                                                       ====

________________________________________________________________________________

(1) Securities balances represent daily average balances for the amortized cost of securities. The average rate is calculated based on the amortized cost of securities.

(2) Computed on tax equivalent basis for non-taxable securities (34% statutory tax rate in 1994).

(3) Loan balances include principal balances of nonaccrual loans and loans held for sale.

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

          Volume Variance - change in volume multiplied by the previous year's rate. Rate Variance - change in rate multiplied by the previous year's volume. Rate/Volume Variance - change in volume multiplied by the change in rate. This variance was allocated to volume variance and rate variance in proportion to the relationship of the absolute dollar amount of the change in each. Interest on non-taxable securities has been adjusted to a fully tax equivalent basis using a statutory tax rate of 34% in 1996, 1995 and 1994.


                                              Total
                                            Variance       Variance Attributable To
                                            1996/1995       Volume            Rate
                                          -------------   ----------        --------
Interest income
    Securities
        Taxable                           $    309,420   $    (57,091)  $     366,511
        Non-taxable                            (26,313)       (46,854)         20,541
    Federal funds sold                        (351,646)      (190,759)       (160,887)
    Loans, net of unearned income
      and deferred loan fees                 2,140,332      2,154,575         (14,243)
                                          ------------   ------------   -------------
                                             2,071,793      1,859,871         211,922

Interest expense
    Deposits
        Savings and interest-bearing
          demand deposits                       20,932          3,815          17,117
        Time deposits                          292,806        624,266        (331,460)
    Federal funds purchased and
      securities sold under agreements
      to repurchase                            104,723        106,093          (1,370)
                                          ------------   ------------   -------------
                                               418,461        734,174        (315,713)
                                          ------------   ------------   -------------

Net interest income                       $  1,653,332   $  1,125,697   $     527,635
                                          ============   ============   =============



I.   DISTRIBUTION OF ASSETS,  LIABILITIES  AND  SHAREHOLDERS'  EQUITY;  INTEREST
     RATES AND INTEREST DIFFERENTIAL (Continued)

                                                       Total
                                                     Variance       Variance Attributable To
                                                     1995/1994       Volume            Rate
                                                   -------------   ----------        --------
Interest income
    Securities
        Taxable                                    $  1,271,069   $    758,382   $     512,687
        Non-taxable                                     120,747        127,084          (6,337)
    Federal funds sold                                  487,352        294,045         193,307
    Loans, net of unearned income
      and deferred loan fees                          6,118,215      2,872,531       3,245,684
                                                   ------------   ------------   -------------
                                                      7,997,383      4,052,042       3,945,341

Interest expense
    Deposits
        Savings and interest-bearing
          demand deposits                               188,216        324,954        (136,738)
        Time deposits                                 4,523,076      1,789,516       2,733,560
    Federal funds purchased and
      securities sold under agreements
      to repurchase                                     (85,597)      (102,943)         17,346
                                                   ------------   ------------   -------------
                                                      4,625,695      2,011,527       2,614,168
                                                   ------------   ------------   -------------

Net interest income                                $  3,371,688   $  2,040,515   $   1,331,173
                                                   ============   ============   =============

                                      -14-

II.  INVESTMENT PORTFOLIO

     A. The book value of securities available for sale as of December 31 are summarized as follows:

                                                     1996             1995            1994
                                                     ----             ----            ----
      U.S. Treasury and U.S. Government
        agency securities                        $  54,235,593   $  74,251,501   $  50,533,082
      Obligations of states and
        political subdivisions                       6,389,434       9,543,395               -
      Mortgage-backed securities                     4,837,112       5,345,748       8,402,970
      Marketable equity securities                   1,173,750       1,189,222         875,803
                                                 -------------   -------------   -------------

                                                 $  66,635,889   $  90,329,866   $  59,811,855
                                                 =============   =============   =============


      The book value of securities held to maturity as of December 31 are summarized as follows:

                                                     1996             1995            1994
                                                     ----             ----            ----
      U.S. Treasury and U.S. Government
        agency securities                        $           -   $           -   $   1,482,576
      Obligations of states and
        political subdivisions                               -               -       8,888,336
                                                 -------------   -------------   -------------

                                                 $           -   $           -   $  10,370,912
                                                 =============   =============   =============



II.  INVESTMENT PORTFOLIO (Continued)

     B. The maturity distribution and weighted average interest rates of securities available for sale at December 31, 1996 are as follows:


                                          ----------------------Maturing----------------------
                                                                         After One Year
                                                   Within                  But Within
                                                  One Year                 Five Years
                                             Amount         Rate        Amount          Rate
                                           ----------     --------    ----------      --------
      U.S. Treasury and U.S. Government
        agency securities                 $  3,524,224       7.56%   $ 50,605,280       5.87%
      Obligations of state and political
      subdivisions (2)                       1,208,946       6.36       2,297,083       8.12
      Mortgage-backed securities (1)            48,516       9.00       4,788,596       6.71
                                          ------------               ------------
                                          $  4,781,686       7.27%   $ 57,690,959       6.03%
                                          ============       ====    ============       ====


                                          ----------------------Maturing----------------------
                                              After Five Years
                                                 But Within                   After
                                                 Ten Years                  Ten Years
                                             Amount         Rate        Amount          Rate
                                           ----------     --------    ----------      --------
      U.S. Treasury and U.S. Government
        agency securities                 $     71,789       6.43%   $     34,300       7.00%
      Obligations of state and political
      subdivisions (2)                       2,883,405       7.68               -         -
      Marketable Equity Securities                   -                  1,173,750       6.75
                                          ------------               ------------
                                          $  2,955,194       7.65%   $  1,208,050       6.76%
                                          ============       ====    ============       ====



     (1)  Maturity based upon estimated weighted-average life.

     (2)  Yields are presented on a tax-equivalent basis (34% statutory rate).

      The weighted average interest rates are based on coupon rates for securities purchased at par value and on effective interest rates considering amortization or accretion if the securities were purchased at a premium or discount.

          C. Excluding those holdings of the investment portfolio in U.S. Treasury securities and other agencies of the U.S. Government, there were no securities of any one issuer which exceeded 10% of the shareholders' equity of the Corporation at December 31, 1996.

III. LOAN PORTFOLIO

          A. Types of Loans - Total loans on the balance sheet are comprised of the following classifications at December 31 for the years indicated:

                      1996           1995            1994            1993            1992
                      ----           ----            ----            ----            ----
Commercial,
  financial and
  agricultural  $  76,395,361   $  63,444,036   $   62,866,040  $   51,078,815   $  43,003,215
Real estate
  mortgage        166,669,782     152,555,540      152,136,086     122,313,826     114,584,845
Installment
  loans to
  individuals      75,643,488      61,600,664       65,676,876      54,420,469      53,334,236
                -------------   -------------   --------------  --------------   -------------

                $ 318,708,631   $ 277,600,240   $  280,679,002  $  227,813,110   $ 210,922,296
                =============   =============   ==============  ==============   =============
Real estate
  mortgage
  loans held
  for resale    $   1,875,636   $   2,949,293   $    4,689,611  $    4,669,580  $    1,447,050
                =============   =============   ==============  ==============  ==============

Concentrations of Credit Risk: The Corporation grants commercial, real estate and installment loans to customers mainly in northwest Ohio. Commercial loans
include  loans   collateralized  by  business  assets  and  agricultural   loans
collateralized by crops and farm equipment. Commercial loans make up approximately 24% of the loan portfolio and the loans are expected to be repaid from cash flow from operations of businesses. Real estate loans make up approximately 52% of the loan portfolio and are collateralized by both commercial and residential real estate. Installment loans make up approximately 24% of the loan portfolio and are primarily collateralized by consumer assets.

        B. Maturities and Sensitivities of Loans to Changes in Interest Rates - The following table shows the amounts of commercial, financial and agricultural loans outstanding as of December 31, 1996 which, based on remaining scheduled repayments of principal, are due in the periods indicated. Also, the amounts have been classified according to sensitivity to changes in interest rates for loans due after one year. (Variable-rate loans are those loans with floating or adjustable interest rates.)

                                                                             Commercial,
                                                                            Financial and
                                   Maturing                                 Agricultural

                     Within one year                                        $  59,948,514
                     After one year but within five years                      14,232,397
                     After five years                                           2,214,450
                                                                            -------------

                                                                            $  76,395,361
                     Commercial, Financial and Agricultural

                                                 Interest Sensitivity
                                                 Fixed        Variable
                                                 Rate           Rate            Total
                     Due after one year but
                       within five years     $ 13,027,189    $ 1,205,208    $  14,232,397
                     Due after five years       2,214,450              -        2,214,450
                                             ------------    -----------    -------------

                                             $ 15,241,639    $ 1,205,208    $  16,446,847
                                             ============    ===========    =============

     C.   Risk Elements

          1. Nonaccrual, Past Due, Restructured and Impaired Loans - The following schedule summarizes nonaccrual, past due, restructured and impaired loans at December 31.

                                     1996        1995         1994         1993       1992
                                     ----        ----         ----         ----       ----
                                                         (In thousands)
(a)   Loans accounted for on a
        nonaccrual basis           $ 1,055(1)  $  2,403(1)  $ 3,538     $  3,621    $   1,239

(b)   Accruing loans which
        are contractually
        past due 90 days or
        more as to interest
        or principal payments          293          711       1,198          200          105

(c)   Loans not included in (a)
        or (b) which are
         "Troubled Debt Restruc-
        turings" as defined by
        Statement of Financial
        Accounting Standards
        No. 15

(d)   Other loans defined as
        "impaired"                   2,490            -           -            -            -
                                   -------     --------     -------     --------    ---------

                                   $ 3,838     $  3,114     $ 4,736     $  3,821    $   1,344
                                   =======     ========     =======     ========    =========



(1)  Includes loans defined as "impaired" under SFAS No. 114.

Management believes the allowance for loan losses at December 31, 1996 is adequate to absorb any losses on nonperforming loans, as the allowance balance is maintained by management at a level considered adequate to cover losses that are currently anticipated based on past loss experience, general economic conditions, information about specific borrower situations including their financial position and collateral values, and other factors and estimates which are subject to change over time.
                                                              1996
                                                         --------------
                                                         (In thousands)
     Gross interest income that would have been
     recorded in 1996 on nonaccrual loans
     outstanding at December 31, 1996 if the
     loans had been current, in accordance
     with their original terms and had been
     outstanding throughout the period or since
     origination if held for part of the period               $ 117

     Interest income actually recorded on nonaccrual
     loans and included in net income for the period             (2)
                                                             ------
     Interest income not recognized during the period         $ 115
                                                             =======

     1.   Discussion of the Nonaccrual Policy

          The accrual of interest income is discontinued when the collection of a loan or interest, in whole or in part, is doubtful. When interest accruals are discontinued, interest income accrued in the current period is reversed. While loans which are past due 90 days or more as to interest or principal payments are considered for nonaccrual status, management may elect to continue the accrual of interest when the estimated net realizable value of collateral, in management's judgment, is sufficient to cover the principal balance and accrued interest. These policies apply to both commercial and consumer loans.

     2.   Potential Problem Loans

          As of December 31, 1996, in addition to the $3,838,000 of loans reported under Item III, C.1., there are approximately $3,138,000 in other outstanding loans where known information about possible credit problems of the borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans pursuant to Item III. C.1 at some future date. Consideration was given to loans classified for regulatory purposes as loss, doubtful, substandard, or special mention that have not been disclosed in
          Section 1 above. To the extent that such loans are not included in the $3,138,000 potential problem loans described above, management believes that such loans will not materially impact future operating results, liquidity, or capital resources.

     3.   Foreign Outstandings

          None

     4.   Loan Concentrations

          At December 31, 1996, loans outstanding related to agricultural operations or collateralized by agricultural real estate aggregated approximately $46,788,000. At December 31, 1996, there were $100,000 of agriculture loans which were accounted for on a nonaccrual basis; and there are no accruing agriculture loans which are contractually past due ninety days or more as to interest or principal payments.

     D.   Other Interest-Bearing Assets

          Other than approximately $329,000 held as other real estate owned, there are no other interest-bearing assets as of December 31, 1996 which would be required to be disclosed under Item III. C.1 or 2 if such assets were loans.

IV.  SUMMARY OF LOAN LOSS EXPERIENCE

     A. The following schedule presents an analysis of the allowance for loan losses, average loan data and related ratios for the years ended December 31:


                                                                   1996             1995             1994
                                                                   ----             ----             ----
             Loans
                 Loans outstanding at end of period (1)       $ 320,321,476    $ 280,314,137    $ 285,106,409
                                                              =============    =============    =============

                 Average loans outstanding during period (1)  $ 305,611,881    $ 282,864,867    $ 249,993,210
                                                              =============    =============    =============

             Allowance for loan losses
                 Balance at beginning of period               $   4,270,000    $   4,770,000    $   3,390,000
                 Allowance of acquired Bank                               -                -        1,100,000

                 Loans charged-off
                    Commercial, financial and agricultural loans   (100,804)      (1,267,028)        (275,543)
                    Real estate mortgage                           (101,706)        (509,108)         (66,531)
                    Installment loans                              (675,267)        (874,690)        (408,879)
                                                              -------------    -------------    -------------
                                                                   (877,777)      (2,650,826)        (750,953)

                 Recoveries of loans previously charged-off
                    Commercial, financial and agricultural loans     68,478          497,437           85,052
                    Real estate mortgage                            219,949           23,432           56,809
                    Installment loans                               424,941          178,059          187,602
                                                              -------------    -------------    -------------
                                                                    713,368          698,928          329,463
                                                              -------------    -------------    -------------

             Net loans charged-off                                 (164,409)      (1,951,898)        (421,490)

             Provision charged to operating expense                 961,009        1,451,898          701,490
                                                              -------------    -------------    -------------

             Balance at end of period                         $   5,066,600    $   4,270,000    $   4,770,000
                                                              =============    =============    =============

             Ratio of net charge-offs to average
               loans outstanding for period                            .05%             .69%             .17%
                                                                       ===              ===              ===


*** ABOVE TABLE IS SPLIT AT RIGHT MARGIN; IT IS CONTINUED BELOW ***


                                                                            1993             1992
                                                                            ----             ----
             Loans
                 Loans outstanding at end of period (1)                $  232,317,346    $ 212,173,944
                                                                       ==============    =============

                 Average loans outstanding during period (1)           $  225,013,808    $ 197,052,054
                                                                       ==============    =============

             Allowance for loan losses
                 Balance at beginning of period                        $    3,086,443    $   2,701,835
                 Allowance of acquired Bank                                         -                -

                 Loans charged-off
                    Commercial, financial and agricultural loans             (139,250)        (185,084)
                    Real estate mortgage                                     (118,054)         (80,949)
                    Installment loans                                        (676,436)        (504,107)
                                                                       --------------    -------------
                                                                             (933,740)        (770,140)

                 Recoveries of loans previously charged-off
                    Commercial, financial and agricultural loans               89,832           92,388
                    Real estate mortgage                                      114,156           42,195
                    Installment loans                                         237,823          251,827
                                                                       --------------    -------------
                                                                              441,811          386,410
                                                                       --------------    -------------

             Net loans charged-off                                           (491,929)        (383,730)

             Provision charged to operating expense                           795,486          768,338
                                                                       --------------    -------------

             Balance at end of period                                  $    3,390,000    $   3,086,443
                                                                       ==============    =============

             Ratio of net charge-offs to average
               loans outstanding for period                                      .22%             .19%
                                                                                 ===              ===


________________________________

(1) Net of unearned income and deferred loan fees, including loans held for sale


The allowance for loan losses balance and the provision charged to expense are judgmentally determined by management based upon periodic reviews of the loan portfolio. In addition, management considered the level of charge-offs on loans as well as the fluctuations of charge-offs and recoveries on loans including the factors which caused these changes. Estimating the risk of loss and the amount of loss is necessarily subjective. Accordingly, the allowance is maintained by management at a level considered adequate to cover losses that are currently
anticipated  based  on  past  loss  experience,   general  economic  conditions,
information about specific borrower situations including their financial position and collateral values and other factors and estimates which are subject to change over time. The increase in loans charged-off in 1995 as compared to the other periods presented is due largely to the charge-off of certain credits which were previously reported on a nonaccrual basis.

     B. The following schedule is a breakdown of the allowance for loan losses allocated by type of loan and related ratios.


                           -----Allocation of the Allowance for Loan Losses-----
                                          Percentage                 Percentage
                                           of Loans                   of Loans
                                            In Each                    In Each
                                          Category to                Category To
                             Allowance       Total       Allowance       Total
                              Amount         Loans        Amount         Loans

                              December 31, 1996            December 31, 1995
                              -----------------            -----------------
  Commercial, financial
    and agricultural       $ 1,718,000       24.0%      $ 1,665,000     22.9%
  Real estate mortgage       1,090,000       52.3           512,000     54.9
  Installment loans          1,608,600       23.7         1,452,000     22.2
  Unallocated                  650,000       N/A            641,000     N/A
                           -----------      ---         -----------    ---

                           $ 5,066,600      100.0%      $ 4,270,000    100.0%
                           ===========      =====       ===========    =====


                              December 31, 1994            December 31, 1993
                              -----------------            -----------------
  Commercial, financial
    and agricultural       $ 1,764,900       22.4%      $ 1,220,400     22.4%
  Real estate mortgage         572,400       54.2           372,900     53.7
  Installment loans          1,621,800       23.4         1,084,800     23.9
  Unallocated                  810,900       N/A            711,900     N/A
                           -----------       ---        -----------    ---

                           $ 4,770,000      100.0%      $ 3,390,000    100.0%
                           ===========      =====       ===========    =====

                               December 31, 1992
  Commercial, financial
    and agricultural       $ 1,072,000       20.4%
  Real estate mortgage         343,000       54.3
  Installment loans          1,021,443       25.3
  Unallocated                  650,000       N/A
                           -----------       ---

                           $ 3,086,443      100.0%
                           ===========      =====


While management's periodic analysis of the adequacy of the allowance for loan losses may allocate portions of the allowance for specific problem loan situations, the entire allowance is available for any loan charge-offs that occur.

V.   DEPOSITS

     The average amount of deposits and average rates paid are summarized as follows for the years ended December 31:

                                                      1 9 9 6                        1 9 9 5                        1 9 9 4
                                                      -------                        -------                        -------
                                              Average          Average        Average        Average        Average         Average
                                              Amount            Rate          Amount          Rate          Amount           Rate

Savings and interest-bearing
   demand deposits                        $    83,395,385        2.53%   $   83,243,571        2.51%   $   70,551,648        2.69%
Time deposits                                 243,798,539        5.09       231,640,466        5.23       191,533,849        3.96
Demand deposits (noninterest-bearing)          42,733,313                    41,427,007                    37,778,969
                                          ---------------                --------------                --------------

                                          $   369,927,237                $  356,311,044                $  299,864,466
                                          ===============                ==============                ==============


     Maturities of time certificates of deposit and other time deposits of $100,000 or more outstanding at December 31, 1996 are summarized as follows:

                                                                Amount

      Three months or less                                  $  11,618,596
      Over three months and through six months                  9,031,929
      Over six months and through twelve months                10,934,218
      Over twelve months                                        6,720,597
                                                            -------------

                                                            $  38,305,340

VI.  RETURN ON EQUITY AND ASSETS

     The ratio of net income to average shareholders' equity and average total assets and certain other ratios are as follows:


                                              1996               1995              1994

      Average total assets               $  416,742,825     $  398,560,067    $   335,117,514
                                         ==============     ==============    ===============

      Average shareholders'
        equity and net ESOP
        obligation (1)                   $   40,748,698     $   37,876,540    $    30,614,125
                                         ==============     ==============    ===============

      Average shareholders'
        equity (1)                       $   32,133,390     $   29,792,748    $    24,588,737
                                         ==============     ==============    ===============

      Net income                         $    4,849,214     $    4,094,813    $     3,910,374
                                         ==============     ==============    ===============

      Cash dividends declared            $    1,308,975     $    1,310,627    $     1,264,128
                                         ==============     ==============    ===============

      Return on average total assets              1.16%              1.03%              1.17%
                                                  ====               ====               ====

      Return on average share-
        holders' equity and net ESOP
        obligation                               11.90%             10.81%             12.77%
                                                 =====              =====              =====

      Return on average share-
        holders' equity                          15.09%             13.74%             15.90%
                                                 =====              =====              =====

      Dividend payout percentage (2)             26.99%             32.01%             32.33%
                                                 =====              =====              =====

      Average shareholders'
        equity and net ESOP obligation
         to average total assets                  9.78%              9.50%              9.14%
                                                  ====               ====               ====

      Average shareholders'
        equity to average total assets            7.71%              7.48%              7.34%
                                                  ====               ====               ====


     (1) Net of average unrealized appreciation or depreciation on securities available for sale.
     (2)  Dividends declared divided by net income.


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

Item 2.         Properties.

        The following is a listing and brief description of the properties owned or leased by State Bank and used in its business:

                         1. Its main office is a two-story brick building located at 401 Clinton Street, Defiance, Ohio, which was built in 1971. Including a basement addition built in 1991, it contains 33,400 square feet of floor space. Approximately 1,100 square feet on the second floor and 1,900 on the lower level presently are leased to RDSI.

                         2. A branch office located in downtown  Defiance,  Ohio
                    containing 3,200 square feet of floor space was built in 1961. Most of the space is in the basement which is used for storage. It contains a three-bay drive-thru, two inside teller locations, an ATM and a night deposit unit.

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

                         4. A 1,650  square  feet office  space  located at 2430
                    Estancia Boulevard, Suite 201, Clearwater, Florida is leased by Peoples Bank as a residential mortgage loan production office under the name "Rurban Mortgage Company". The office was first leased on January 22, 1997.

        The only real property owned by First National Bank is the location of the Bank at 405 East Main Street, Ottawa, Ohio. First National Bank's facility is a two-story brick and steel building containing approximately 7,100 square feet of space. The first floor is a traditional banking lobby which was remodeled in 1991. The second floor contains bookkeeping, office and storage space.

        The following is a listing and brief description of the properties owned by Citizens Savings Bank and used in its business:

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


       Name           Age        Position(s) Held with the
                                 Corporation and its Subsidiaries
                                 and Principal Occupation(s)
________________________________________________________________________________

Steven D. VanDemark    44     Chairman of the Board of the Corporation since
                              1992; Chairman of the Board and a Director of State Bank; General Manager of Defiance Publishing
                              Company, Defiance, Ohio, a newspaper publisher.

Thomas C. Williams     47     President and Chief Executive Officer of the
                              Corporation since June 1995; President and Chief
                              Executive Officer of State Bank, June 1995 to
                              August 1996; President of FirstMerit Bank, FSB,
                              Clearwater, Florida, from 1994 to June, 1995;
                              Senior Vice President and Managing Officer of the
                              Northern Region of The First National Bank of
                              Ohio, Cleveland, Ohio, from 1990 to 1994; Director of the Corporation, State Bank and Chairman of RDSI.

Robert W. Constien     44     Executive Vice President since March 12, 1997,
                              Vice President from 1994 to March 12, 1997 of the
                              Corporation; Executive Vice President since 1994,
                              Senior Vice President from 1991 to 1993, Vice
                              President from 1987 to 1991, Trust Officer since
                              1987 and a Director of State Bank; President,
                              Chief Executive Officer and Chairman of the Board of Reliance (in organization) since March 1997.

Richard C. Warrener    52     Senior Vice President and Chief Financial Officer
                              of the Corporation since December 31, 1996; Senior
                              Vice President and Chief Financial Officer of
                              First Merit Bank, N.A. from March, 1994 to
                              December, 1996; Senior Vice President and Chief
                              Financial Officer of Life Savings Bank from
                              January, 1991 to March, 1994; Division Vice
                              President and Chief Financial Officer of Florida
                              Federal Savings Bank from 1988 to November, 1990.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Shareholder Matters.

        The common shares of the Corporation are traded on a limited basis in the over-the-counter market. The table below sets forth the high and low bid quotations for, and the cash dividends declared with respect to, the common shares of the Corporation, for the indicated periods. The bid quotations were obtained from one of the securities dealers who makes a market in the Corporation's common shares (the Corporation is aware of three securities dealers who make a market in its common shares). The bid quotations reflect the prices at which purchases and sales of the Corporation's common shares could be made during each period and not inter-dealer prices. The bid quotations reflect retail mark-ups, but not commissions or retail mark-downs. The bid quotations represent actual transactions in the Corporation's common shares. The per share amounts have been restated for the 5% stock dividend declared in December 1996.


                            Per Share              Per Share
                            Bid Prices             Dividends
         1995            High        Low           Declared
         ----            ----        ---           --------

First Quarter          $ 24.29    $ 22.62        $  .1429
Second Quarter           26.43      23.93        $  .1429
Third Quarter            29.05      26.43        $  .1429
Fourth Quarter           30.84      27.98        $  .1429


         1996
         ----
First Quarter          $ 32.38     $29.88        $  .1429
Second Quarter           33.81      30.95        $  .1429
Third Quarter            33.81      31.90        $  .1429
Fourth Quarter           33.10      28.00        $  .1429

        There can be no assurance as to the amount of dividends which will be declared with respect to the common shares of the Corporation in the future, since such dividends are subject to the discretion of the Corporation's Board of Directors, cash needs, general business conditions, dividends from the subsidiaries and applicable governmental regulations and policies. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation - Capital Resources and Note 1 of Notes to Consolidated Financial Statements.

        The approximate number of holders of outstanding common shares of the Corporation, based upon the number of record holders as of December 31, 1996, is 1,094.

Item 6.  Selected Financial Data.

SUMMARY OF SELECTED FINANCIAL DATA

                                            (Dollars in thousands except per share data)

Year ended December 31,                     1996           1995           1994           1993           1992
                                            ----           ----           ----           ----           ----
EARNINGS
  Total interest income                   $ 33,511       $ 31,430       $ 23,474       $ 21,478       $ 22,716
  Total interest expense                    14,657         14,238          9,612          8,909         10,754
  Net interest income                       18,854         17,192         13,862         12,569         11,962
  Provision for loan losses                    961          1,452            701            795            768
  Total noninterest income                   6,194          5,753          5,312          5,434          5,124
  Total noninterest expense                 16,876         15,272         12,664         11,510         10,813
  Income tax expense                         2,362          2,127          1,899          1,823          1,766
  Net income                                 4,849          4,095          3,910          3,875          3,739

_________________________________________________________________________________________________________________

PER SHARE DATA (1)
  Net Income                              $   2.14       $   1.79       $   1.80       $   1.82       $   1.75
  Cash dividends declared                     0.57           0.57           0.57           0.57           0.56

_________________________________________________________________________________________________________________

AVERAGE BALANCES
  Average shareholders' equity and
    net ESOP obligation                   $ 40,749       $ 37,877       $ 30,614       $ 29,966       $ 27,374
  Average shareholders' equity              32,133         29,793         24,589         25,412         23,538
  Average total assets                     416,743        398,560        335,118        314,230        297,720

_________________________________________________________________________________________________________________

RATIOS
  Return on average total assets              1.16%          1.03%          1.17%          1.23%          1.26%
  Average shareholders' equity and
      net ESOP obligation to average
      total assets                            9.78           9.50           9.14           9.54           9.19
  Average shareholders' equity to
      average total assets                    7.71           7.48           7.34           8.09           7.91
  Return on average shareholders'
      equity and net ESOP obligation         11.90          10.81          12.77          12.93          13.66
  Return on average  shareholders'
      equity                                 15.09          13.74          15.90          15.25          15.88
  Cash dividend payout ratio
      (cash dividends divided by net
      income)                                26.99          32.01          32.33          31.54          32.10






PERIOD END TOTALS
  Total assets                            $433,273       $411,226       $393,547       $317,845       $310,143
  Total loans and leases                   318,709        277,600        280,679        227,813        210,922
  Total deposits                           387,766        367,797        354,646        283,603        279,696
  Shareholders' equity and
      net ESOP obligation                   41,489         40,078         35,675         31,293         28,640
  Shareholders' equity                      33,591         30,745         28,840         26,076         24,748
  Shareholders' equity and
      net ESOP obligation per
      share(1)                               18.13          17.47          15.55          14.69          13.44
  Shareholders' equity per
      share(1)                               17.14          15.52          14.36          13.12          12.44

_________________________________________________________________________________________________________________


(1) Per share data restated for 5% stock dividend declared in 1996, 1994 two-for-one stock split and 1992 15% stock dividend.



Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

                                Earnings Summary

Consolidated net income for Rurban Financial Corp. (the "Corporation") for 1996 was $4.8 million, up from $4.1 million in 1995 and $3.9 million in 1994. Net income per share was $2.14 in 1996, an increase of 20% from $1.79 in 1995. The 1995 net income per share results represented a 1% decrease from $1.80 in 1994. Cash dividends declared per share amounted to $.57 in 1996, 1995 and 1994. Per share data has been adjusted to reflect the two-for-one stock split paid in January 1994 and the 5% stock dividend declared in December, 1996.

                              Results of Operations

1996 Compared With 1995

Net interest income for 1996 was $18.9 million an increase of $1.7 million (9.7%) over 1995. The increase was primarily due to additional net interest income resulting from an 8.0% increase in the average balance of total loans, net of unearned income and deferred loan fees. While the average yield on loans remained at 9.38%, the mix of loans as a percentage of average earning assets increased from 76.6% in 1995 to 79.0% in 1996, thereby improving the average yield on earning assets from 8.57% to 8.71%. The improvement in earning asset yield coupled with a decline in the average rate on interest bearing liabilities from 4.51% in 1995 to 4.44% in 1996; resulted in an improvement in the net interest margin from 4.72% to 4.93%.

At December 31, 1996, total loans and loans held for sale, net of deferred loan fees amounted to $320.3 million, an increase of 14.3% over net loans of $280.3 million at December 31, 1995. This increase was primarily due to a decline in interest rates and an improved focus on loan origination during 1996.

At December 31, 1996, approximately $1.9 million of real estate mortgage loans were held for sale in the secondary market. During 1996, approximately $20.4 million of real estate mortgage loans were originated for sale and approximately $21.2 million were sold in the secondary market. This represents an increase of $9.0 million (74%) in loans sold in 1996 as compared to 1995. Mortgage loans originated for sale increased $10.0 million in 1996, as compared to 1995, primarily due to declines in interest rates during the first half of 1996. Net losses on loan sales for 1996 totaled $210,000, a decrease of $294,000 as compared to net gains on loan sales of $84,000 in 1995. The Corporation continues to retain the servicing of these loans as a fee generating service. Loans originated for sale are primarily fixed rate mortgage loans. Management anticipates an increase in the volume of loans originated for sale in 1997 as compared to 1996 as a result of the opening of a mortgage loan production office in Clearwater, Florida in February, 1997.

Securities totaled $66.6 million at December 31, 1996 which represented a decrease of $23.7 million (26.2%) from total securities of $90.3 million at December 31, 1995. The decrease in securities from sales and maturities was primarily due to the need to fund loan demand which outpaced deposit growth. As of December 31, 1996, all securities of the Corporation were designated available-for-sale. Available-for-sale securities represent those securities which the Corporation may decide to sell if needed for liquidity, asset/liability management or other reasons. Such securities are reported at fair value with unrealized gains and losses included as a separate component of shareholders' equity, net of tax. This resulted in a net reduction of shareholders' equity of $5,000 at December 31, 1996.

Total deposits at December 31, 1996 amounted to $387.8 million, an increase of $20.0 million (5.4%) over total deposits of $367.8 million at December 31, 1995. The increase in deposits is believed to have occurred as a result of increased deposit services and flexibility of products offered. Management believes that customers continue to place a value on federal insurance on deposit accounts and that, to the extent the Corporation continues to pay competitive rates on deposits and continues to provide flexibility of deposit products, the Corporation will be able to maintain its deposit levels.

The provision for loan losses charged to operations was based on the amount of net losses incurred and management's estimation of future losses based on an evaluation of portfolio risk and economic factors. The provision for loan losses was $961,000 in 1996 compared to $1,452,000 in 1995. The decreased provision and increase in the allowance in 1996 as compared to 1995 were due largely to the charge-off of certain large credits in 1995. The allowance for loan losses at December 31, 1996 was $5.1 million or 1.59% of total loans, net of deferred loan fees, compared to $4.3 million or 1.54% at December 31, 1995.

Management adopted Statement of Financial Accounting Standards (SFAS) No. 114, "ACCOUNTING BY CREDITORS FOR IMPAIRMENT OF A LOAN," as amended by SFAS No. 118, effective January 1, 1995, which requires recognition of loan impairment. Loans are considered impaired if full principal or interest payments are not anticipated in accordance with the contractual loan terms. Impaired loans are carried at the present value of expected future cash flows discounted at the loan's effective interest rate or at the fair value of the collateral if the loan is collateral dependent. Under this guidance, the carrying value of impaired loans is periodically adjusted to reflect cash payments, revised estimates of future cash flows and increases in the present value of expected cash flows due to the passage of time. A portion of the allowance for loan losses is allocated to impaired loans. The effect of adopting these standards was not material.

Smaller-balance homogeneous loans are evaluated for impairment in total. Such loans include residential first mortgage loans secured by one-to-four family residences, residential construction loans, and automobile, home equity and second mortgage loans. Commercial loans and mortgage loans secured by other properties are evaluated individually for impairment. When analysis of borrower operating results and financial condition indicates that underlying cash flows of the borrower's business are not adequate to meet its debt service requirements, the loan is evaluated for impairment. Often this is associated with a delay or shortfall in payments of 30 days or more. Commercial loans are rated on a scale of 1 to 8, with 1-3 being satisfactory, 4 watch, 5 special mention, 6 substandard, 7 doubtful, and 8 as loss which are then charged off. Loans graded a 6 or worse are considered for impairment. Loans are generally moved to nonaccrual status when 90 days or more past due. Such loans are often considered impaired. Impaired loans, or portions thereof, are charged off when deemed uncollectible. This typically occurs when the loan is 120 days or more past due. At December 31, 1996, the Corporation classified five loan relationships as impaired, totaling $3.3 million. Management allocated $1.2 million of the allowance for loan losses to impaired loans at December 31, 1996.

Management allocated approximately 34% of the allowance for loan losses to commercial, financial and agricultural loans; 32% to installment loans; and 22% to real estate mortgage loans at December 31, 1996, leaving a balance of 12% unallocated. Nonperforming loans increased to $3.8 million at December 31, 1996 from $3.1 million at December 31, 1995. The increase in nonperforming loans relates primarily to the identification of additional loans as impaired during 1996. The allowance is maintained by management at a level considered adequate to cover losses that are currently anticipated based on past loss experience, general economic conditions, information about specific borrower situations including their financial position and collateral values, and other factors and estimates which are subject to change over time. Management believes the allowance for loan losses balance at December 31, 1996 is adequate to absorb losses on these and other loans.

Total noninterest income increased $440,000 (7.6%) to $6.2 million in 1996 from $5.8 million in 1995. Trust department income increased $413,000 (21.2%) to $2,359,000 in 1996 from $1,946,000 in 1995; $260,000 of this increase resulted from a change from cash to accrual basis of accounting for trust fees. Data processing fees increased $164,000 (8.0%) to $2,203,000 in 1996 compared to $2,039,000 in 1995. These increases were partially offset by losses on sales of loans of $210,000 in 1996 which was an unfavorable change of $294,000 from the $84,000 of gains on sales of loans in 1995.

Total  noninterest  expense  increased $1.6 million  (10.5%) to $16.9 million in
1996, from $15.3 million in 1995, primarily due to the following factors. Salaries and employee benefits increased $1.2 million (16.8%) to $8.1 million in 1996 compared to $6.9 million in 1995. This increase was due primarily to three factors; 1) annual merit increases, 2) staffing increases, and 3) the extension of performance related bonuses and incentive compensation throughout the organization. Net occupancy expense of premises increased by $107,000 due to the repair of the exterior of the main office. Equipment costs increased $242,000 due primarily to the purchase of personal computers and other small equipment to upgrade the quality of the tools available to our people. Other expenses increased $91,000 (1.6%) primarily due to increases in professional fees of $169,000 and in other operating expenses of $573,000 which were offset by decreases in amortization of intangibles of $349,000 and FDIC deposit insurance premiums of $359,000. The increase in other operating expenses was primarily a result of increases in education and travel expenses of $191,000, and an increase of $84,000 in temporary labor.

Income tax expense for the year ended December 31, 1996 was $2.4 million, an increase of $235,000 (11.0%) from 1995. This increase was primarily attributable to an increase in income before income tax expense.

A new accounting standard has been issued by the Financial Accounting Standards Board (FASB) that will apply in 1997. SFAS No. 125, "ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES", provides authoritative guidance as to the accounting and financial reporting for transfers and servicing of financial assets and extinguishment of liabilities. Example transactions covered by SFAS No. 125 include asset securitizations, repurchase agreements, wash sales, loan participations, transfers of loans with recourse and servicing of loans. The Standard is based on a consistent application of a financial components approach that focuses on control. The Statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. The Statement also requires measuring instruments that have a substantial prepayment risk at fair value, much like debt instruments classified as available for sale or trading. While SFAS No. 125 supersedes SFAS No. 122, "ACCOUNTING FOR MORTGAGE SERVICING RIGHTS," it only marginally modifies the accounting and disclosure requirements of SFAS No. 122. SFAS No. 125, as amended by SFAS No. 127, is effective on a prospective basis for some transactions in 1997 and others in 1998. The anticipated effect on the consolidated financial statements has not yet been determined.

                              Results of Operations

1995 Compared With 1994

Net interest income for 1995 was $17,192,000, an increase of $3,331,000 (24%) over 1994. The increase was primarily due to the additional net interest income resulting from a 13% increase in the average balance of total loans, net of unearned income and deferred loan fees. Net interest income was significantly impacted by the acquisition of Citizens Savings Bank in October of 1994. For the year ended December 31, 1994, approximately three months of net interest income was recorded for Citizens Savings Bank in the Corporation's consolidated net interest income as compared to a full year of net interest income for December 31, 1995. Net interest income was also favorably impacted by a 121 basis point increase in the average yield on loans due to higher average rates charged on loans resulting from an upward movement of interest rates during 1995. This contributed to a 26 basis point increase in average tax equivalent net interest margin from 4.46% in 1994 to 4.72% in 1995. The tax equivalent yield on average balances of interest-earning assets increased from 7.51% for 1994 to 8.57% in 1995 due to the upward movement of interest rates during 1995.

The average rate on interest-bearing liabilities for 1995 was 4.51%, an increase of 88 basis points from 3.63% for 1994. This increase was primarily the result of an increase in interest rates paid on time deposits when the interest rates were rising during the early part of 1995.

At December 31, 1995, net loans amounted to $273,095,000, a decrease of 1% over net loans of $275,647,000 at December 31, 1994. This decrease was primarily due to lower demand for consumer loans in 1995 compared to 1994.

At December 31, 1995, approximately $2.9 million of real estate mortgage loans were held for sale in the secondary market. During 1995, approximately $10.4 million of real estate mortgage loans were originated for sale and approximately $12.2 million were sold in the secondary market. This represents a decrease of $353,000 (3%) in loans sold in 1995 as compared to 1994. Mortgage loans originated for sale decreased $2.1 million in 1995, as compared to 1994, primarily due to increasing interest rates in the early part of 1995 which slowed the demand for mortgage loan refinancings. Net gains on loan sales for 1995 totaled $84,000, a decrease of $28,000 (25%) as compared to 1994. The Corporation continues to retain the servicing of these loans as a fee generating service. Primarily, loans originated for sale are fixed rate mortgage loans.

Securities totaled $90,330,000 at December 31, 1995 which represented an increase of $20,147,000 (29%) from total securities of $70,183,000 at December 31, 1994. The increase in securities was primarily due to a growing deposit base, outpacing loan demand, as customers took advantage of the deposit services being offered by the Corporation. In November 1995, the FASB issued its Special Report, "A GUIDE TO IMPLEMENTATION OF SFAS NO. 115 ON ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES" (Guide). As permitted by the Guide, on December 31, 1995, the Corporation made a one-time reassessment and transferred securities from the held-to-maturity portfolio to the available-for-sale portfolio. At the date of transfer, these securities had an amortized cost of $10,854,000 and the transfer increased the unrealized gain on securities available-for-sale by $211,000 and shareholders' equity by $139,000, net of tax of $72,000. As of December 31, 1995, all securities of the Corporation consisted of available-for-sale securities. The available-for-sale securities represent those securities the Corporation may decide to sell if needed for liquidity, asset/liability management or other reasons. These securities are reported at fair value with unrealized gains and losses included as a separate component of shareholders' equity, net of tax. This resulted in a net addition to shareholders' equity of approximately $449,000 at December 31, 1995.

Total deposits at December 31, 1995 amounted to $367,797,000, an increase of $13,151,000 (4%) over total deposits of $354,646,000 at December 31, 1994. The increase of deposits is believed to have occurred as a result of increased deposit services and flexibility of products offered.

The provision for loan losses which was charged to operations was based on the amount of net losses incurred and management's estimation of future losses based on an evaluation of portfolio risk and economic factors. The provision for loan losses was $1,452,000 in 1995 compared to $701,000 in 1994. The increased provision and decrease in the allowance in 1995 as compared to 1994 is due largely to the 1995 charge-off of certain large credits which were previously reported on a nonaccrual basis. The amount of allowance acquired through the acquisition of Citizens Savings Bank in 1994 was $1.1 million. The allowance at December 31, 1995 was $4,270,000 or 1.54% of total loans, net of deferred loan fees, compared to $4,770,000 or 1.70% of total loans, net of deferred loan fees, at December 31, 1994. At December 31, 1995, the Corporation classified four loan relationships as impaired, totaling $1,835,000. Management allocated $643,000 of the allowance for loan losses to impaired loans at December 31, 1995.

Management allocated approximately 39% of the allowance for loan losses to commercial, financial and agricultural loans; 34% to installment loans; and 12% to real estate mortgage loans at December 31, 1995, leaving a balance of 15% unallocated. Nonperforming loans decreased to $3,114,000 at December 31, 1995 from $4,736,000 at December 31, 1994. The decrease in nonperforming loans related primarily to the charge-off of certain nonperforming loans in 1995.

Total noninterest income increased $440,000 (8%) to $5,753,000 in 1995 from $5,313,000 in 1994, primarily due to increases in three areas. The Corporation's service charges on deposits increased $163,000 (16%) to $1,185,000 in 1995 compared to $1,022,000 in 1994, trust department income increased $161,000 (9%) to $1,946,000 in 1995 from $1,785,000 in 1994 and data processing fees increased $107,000 (6%) to $2,039,000 in 1995 compared to $1,932,000 in 1994. A significant factor in the increase in noninterest income was the addition of Citizens Savings Bank in the fourth quarter of 1994, resulting in a full year of noninterest income for Citizens Savings Bank in 1995 as compared to approximately three months of noninterest income in 1994.

Total noninterest expense increased $2,608,000 (21%) to $15,272,000 in 1995, from $12,664,000 in 1994, primarily due to the following factors. Salaries and employee benefits increased $1,173,000 (20%) to $6,909,000 in 1995 compared to $5,736,000 in 1994. This increase was due to normal annual salary increases and the inclusion of Citizen Savings Bank's salary and employee benefits for the entire year for 1995 compared to approximately three months in 1994. Equipment rentals, depreciation and maintenance expenses increased $638,000 (51%) to $1,890,000 in 1995 compared to $1,252,000 in 1994. This increase was largely due to depreciation on the new data processing equipment at RDSI, which was placed in service in the last quarter of 1994, resulting in a full year of depreciation in 1995. Other expenses increased $716,000 (15%) primarily due to increases in professional fees of $244,000, increases in the amortization of intangible assets of $417,000 and a general increase in all operating expenses, partially offset by a decrease in FDIC insurance expense. Another significant factor in the increase in other expenses was the addition of Citizens Savings Bank in the fourth quarter of 1994, resulting in a full year of other expenses for Citizens Savings Bank in 1995 as compared to approximately three months of other expenses in 1994.

Income tax expense for the year ended December 31, 1995 was $2,127,000, an increase of $228,000 (12%) from 1994. This increase was primarily attributable to an increase in income before income tax expense.

                                    Liquidity

Liquidity relates primarily to the Corporation's ability to fund loan demand, meet deposit customers' withdrawal requirements and provide for operating expenses. Assets used to satisfy these needs consist of cash, federal funds sold, securities and loans held for sale. These assets are commonly referred to as liquid assets. Liquid assets were $103 million at December 31, 1996 compared to $122 million at December 31, 1995 and $100 million at December 31, 1994. Liquidity levels declined $19 million from 1995 to 1996 primarily due to the increase in loans. Management recognizes that securities may need to be sold in the future to help fund loan demand and, accordingly, as of December 31, 1996, the entire securities portfolio of $66.6 million was classified as available-for-sale.

The corporation's residential first mortgage portfolio of $69.5 million which can be readily used to collateralize borrowings is an additional source of liquidity. Management believes its current liquidity level is sufficient to meet anticipated future growth.

The cash flow statements for the periods presented provide an indication of the Corporation's sources and uses of cash as well as an indication of the ability of the Corporation to maintain an adequate level of liquidity. A discussion of the cash flow statements for 1996, 1995 and 1994 follows.

For all periods presented, the Corporation experienced a net increase in cash from operating activities. Net cash from operating activities was $8.6 million, $8.0 million and $6.9 million for the years ended December 31, 1996, 1995 and 1994, respectively. The increase in net cash from operating activities of $566,000 for 1996 as compared to 1995 was primarily due to an increase in interest  received  on  interest-earning  assets  which  outpaced an increase in interest paid on interest-bearing liabilities. Net cash from operating activities increased $1,177,000 in 1995 as compared to 1994 primarily due to changes in activity related to loans originated for sale and an increase in interest received on interest-earning assets outpacing the increase in interest paid on interest-bearing liabilities due to the acquisition of Citizens Savings Bank in October of 1994 and rising interest rates.

Net cash flow from investing activities was $(20.0 million), $(16.7 million) and $(13.1 million) for the years ended December 31, 1996, 1995 and 1994, respectively. The changes in net cash from investing activities include loan growth, as well as normal maturities and reinvestments of securities and premises and equipment expenditures. In 1996 and 1995, the Corporation received $19.4 million and $2.3 million, respectively, from sales of securities available-for-sale. In 1994, the Corporation received $3.3 million in net cash as a result of the acquisition of Citizens Savings Bank.

Net cash flow from financing activities was $17.0, $11.8 and $13.1 million for the years ended December 31, 1996, 1995 and 1994, respectively. The net cash increase was primarily attributable to growth in total deposits of $20.0, $13.2 and $15.3 million in 1996, 1995 and 1994, respectively.

Management of interest sensitivity is accomplished by matching the maturities of interest-earning assets and interest-bearing liabilities. An institution's level of interest rate risk is generally dependent on the relative sensitivity to changes in interest rates of its earning assets and its interest-bearing liabilities. The Corporation measures and monitors its interest rate risk by forecasting changes in net interest income under a variety of interest rate environments and through the use of Interest Sensitivity Gap analyses such as the following analysis. The Interest Rate Sensitivity Gap table shown below was prepared based on the contractual maturities/repricing dates of loans, investments, and deposits; subjectively adjusted for a modest amount of loan prepayments and first year "decay" rates of 15-25% on the core deposit categories of checking and savings deposits. As shown in the table, the Corporation has a modestly positive Asset/Liability Gap of 125% during the one year time frame. A one year Gap ratio above 100% indicates that a change in interest rates will affect more earning assets then interest-bearing liabilities over the course of the year. Therefore, in the absence of countermanding strategies or circumstances, net interest income could be expected to rise in a period of rising rates and decline in a period of declining interest rates.


                        INTEREST SENSITIVITY GAP ANALYSIS
                                ($ in thousands)

                                                    Repricable or Maturing Within
                                  0-6 Months    6-12 Months    Total 1 yr.     Over 1 yr.      Total
                                  ----------    -----------    -----------     ----------     -------

ASSETS
Interest-earning deposits
  in other financial
  institutions                     $   --         $   150       $    150       $     30       $    180
Federal funds sold                   15,309          --           15,309         15,309
Securities                            4,141           641          4,782         61,854         66,636
Loans/loans held for sale           132,594        88,397        220,991         99,593        320,584
                                   --------       -------       --------       --------       --------

Total interest-earning assets      $152,044       $89,188       $241,232       $161,477       $402,709
                                   ========       =======       ========       ========       ========
LIABILITIES
Interest-bearing deposits          $104,758       $88,887       $193,645       $151,797       $345,442
                                   ========       =======       ========       ========       ========

Assets (liabilities) GAP           $ 47,286       $   301       $ 47,587       $  9,680       $ 57,267
                                   ========       =======       ========       ========       ========

GAP ratio (assets/
liabilities)                            145%          100%           125%           106%           117%


The corporation manages its interest rate risk by the employment of strategies to assure that desired levels of both interest earning assets and interest-bearing liabilities mature or reprice within similar time frames. Such strategies include; 1) loans which are renewed (and repriced) annually, 2) variable rate loans, 3) certificates of deposit with terms from one month to five years and 4) possible Federal Home Loan Bank borrowing for terms of one day to ten years.

                                Capital Resources

Total shareholders' equity plus common stock subject to repurchase obligation in ESOP, net of unearned ESOP shares was $41,489,000 as of December 31, 1996, an increase of $1,410,000 over $40,079,000 as of December 31, 1995. The increase was primarily due to 1996 net income of $4,849,000, offset by cash dividends of $1,324,000 and a net change in unrealized appreciation (depreciation) in securities available for sale, net of tax of $(454,000). Common stock subject to repurchase obligation in ESOP, net of unearned ESOP shares decreased by $1,435,000 primarily due to participant withdrawals from the ESOP and an increase on unearned ESOP shares of $1,490,000.

Total Regulatory (risk-based) capital was $44.5 million (which includes $7.9 million of common stock subject to repurchase obligation in ESOP, net of $1.5 million of unearned ESOP shares) as of December 31, 1996, an increase of $2.3 million over total regulatory (risk-based) capital of $42.2 million as of December 31, 1995.

As of December 31, 1996, the Corporation's and State Bank's total capital to risk-weighted assets exceeded the minimum requirements for capital adequacy purposes of 8.0% (by 5.9% or $18.8 million for the Corporation and by 4.9% or $9.9 million for State Bank). Tier 1 capital to risk weighted assets exceeded the minimum of 4.0% (by 8.6% or $27.7 million for the Corporation and by 7.7% or $15.4 million for State Bank), and Tier 1 capital to average assets exceeded the minimum of 4.0% (by 5.4% or $23.3 million for the Corporation and by 5.0% or $13.0 million for State Bank). Under prompt corrective actions regulations, the Corporation's and State Bank's total capital to risk-weighted assets exceeded the minimum requirement to be well capitalized of 10.0% (by 3.9% or $12.4 million for the Corporation and by 2.9% or $5.9 million for State Bank). Tier 1 capital to risk weighted assets exceeded the minimum of 6.0% (by 6.6% or $21.2 million for the Corporation and by 5.7% or $11.4 million for State Bank), and Tier 1 capital to average assets exceeded the minimum of 5.0% (by 4.4% or $19.0 million for the Corporation and by 4.0% or $10.4 million for State Bank).

The components of total risk-based capital are Tier 1 capital and Tier 2 capital. Tier 1 capital is total shareholders' equity less intangible assets. Tier 2 capital is Tier 1 capital plus a portion of the allowance for loan losses. The allowance for loan losses is includable in Tier 2 capital up to a maximum of 1.25% of risk weighted assets. The net unrealized appreciation(depreciation) on securities available-for-sale, net of tax, under SFAS No. 115 is not considered in meeting regulatory capital requirements. The following table provides the minimum regulatory capital requirements and the Corporation's capital ratios at December 31, 1996:

                                 CAPITAL RATIOS

                                                     Minimum
                                                    Regulatory
                                                      Capital      Corporation's
                                                   Requirements       Capital
                                                     12/31/96          Ratio

Ratio of Total Capital to Risk Weighted Assets         8.0%            13.9%
Ratio of Tier 1 Capital to Risk Weighted Assets        4.0%            12.6%
Ratio of Tier 1 Capital to Average Assets              4.0%             9.4%

The Corporation's subsidiaries exceed the applicable minimum regulatory capital requirements at December 31, 1996.

Restrictions exist regarding the ability of the subsidiary banks to transfer funds to the Corporation in the form of cash dividends, loans or advances. (See
Note 1 to consolidated financial statements.) These restrictions have had no major impact on the Corporation's dividend policy or operations and it is not anticipated that they will have a major impact in the future.

As of December 31, 1996, management is not aware of any current recommendations by banking regulatory authorities which, if they were to be implemented, would have, or are reasonably likely to have, a material adverse effect on the Corporation's liquidity, capital resources or operations.


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


Item 8.         Financial Statements and Supplementary Data.

        The Consolidated Balance Sheets of the Corporation and its subsidiaries as of December 31, 1996 and December 31, 1995, the related Consolidated Statements of Income, Changes in Shareholders' Equity and Cash Flows for each of the years in the three-year period ended December 31, 1996, the related Notes to Consolidated Financial Statements and the Report of Independent Auditors, appear on pages 47 through 76 of this Annual Report on Form 10-K. The Corporation is not required to furnish the supplementary financial information specified by
Item 302 of Regulation S-K.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

        None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.

        In accordance with General Instruction G(3), the information called for in this Item 10 is incorporated herein by reference to the Corporation's definitive Proxy Statement, filed with the Securities and Exchange Commission pursuant to Regulation 14A of the General Rules and Regulations under the Securities Exchange Act of 1934, relating to the Corporation's Annual Meeting of Shareholders to be held on April 28, 1997, under the captions "ELECTION OF DIRECTORS" and "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT." In addition, certain information concerning the executive officers of the Corporation called for in this Item 10 is set forth in the portion of Part I of this Annual Report on Form 10-K entitled "Executive Officers of the Registrant" in accordance with General Instruction G(3).

Item 11.  Executive Compensation.

        In accordance with General Instruction G(3), the information called for in this Item 11 is incorporated herein by reference to the Corporation's definitive Proxy Statement, filed with the Securities and Exchange Commission pursuant to Regulation 14A of the General Rules and Regulations under the Securities Exchange Act of 1934, relating to the Corporation's Annual Meeting of Shareholders to be held on April 28, 1997, under the captions "COMPENSATION OF EXECUTIVE OFFICERS AND DIRECTORS" and "COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION." Neither the "REPORT ON EXECUTIVE COMPENSATION" nor the "PERFORMANCE GRAPH" included in the Corporation's definitive Proxy Statement relating to the Corporation's Annual Meeting of Shareholders to be held on April 28, 1997, shall be deemed to be incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

        In accordance with General Instruction G(3), the information called for in this Item 12 is incorporated herein by reference to the Corporation's definitive Proxy Statement, filed with the Securities and Exchange Commission pursuant to Regulation 14A of the General Rules and Regulations under the Securities Exchange Act of 1934, relating to the Corporation's Annual Meeting of Shareholders to be held on April 28, 1997, under the caption "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT."

Item 13.  Certain Relationships and Related Transactions.

        In accordance with General Instruction G(3), the information called for in this Item 13 is incorporated herein by reference to the Corporation's definitive Proxy Statement, filed with the Securities and Exchange Commission pursuant to Regulation 14A of the General Rules and Regulations under the Securities Exchange Act of 1934, relating to the Corporation's Annual Meeting of Shareholders to be held on April 28, 1997, under the caption "TRANSACTIONS INVOLVING MANAGEMENT."

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)  (1) Financial Statements.

          For a list of all financial statements included in this Annual Report on Form 10-K, see "Index to Financial Statements" at page 47.

(a)  (2) Financial Statement Schedules.

          All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(a)  (3) Exhibits.

          Exhibits filed with this Annual Report on Form 10-K are attached hereto. For a list of such exhibits, see "Index to Exhibits" at page
          77. The following table provides certain information concerning executive compensation plans and arrangements required to be filed as exhibits to this Annual Report on Form 10-K.

                  Executive Compensation Plans and Arrangements


Exhibit No.          Description                               Location
________________________________________________________________________________

10(a) Employees' Stock Ownership Plan of        Incorporated herein by reference
      Rurban Financial Corp.                    to the Corporation's Annual
                                                Report on Form 10-K for the
                                                fiscal year ended December 31,
                                                1993 (File No. 0-13507) [Exhibit
                                                10(a)].

10(b) First Amendment to Employees' Stock       Incorporated herein by reference
      Ownership Plan of Rurban Financial        to the Corporation's Annual
      Corp., dated June 14, 1993 and made to    Report on Form 10-K for the
      be effective as of January 1, 1993        fiscal year ended December 31,
                                                1993 (File No. 0-13507) [Exhibit
                                                10(b)].

10(c) Second Amendment to Employees' Stock      Incorporated herein by reference
      Ownership Plan of Rurban Financial        to the Corporation's Annual
      Corp., dated March 14, 1994 and made to   Report on Form 10-K for the
      be effective as of January 1, 1993        fiscal year ended December 31,
                                                1993 (File No. 0-13507) [Exhibit
                                                10(c)].

Exhibit No.          Description                               Location
________________________________________________________________________________


10(d) Third Amendment to Employees' Stock       Incorporated herein by reference
      Ownership Plan of Rurban Financial        to the Corporation's Annual
      Corp., dated March 13, 1995               Report on Form 10-K for the
                                                fiscal year ended December 31,
                                                1994 (File No. 0-13507) [Exhibit
                                                10(d)].

10(e) Fourth Amendment to Employees' Stock      Incorporated herein by reference
      Ownership Plan of Rurban Financial        to the Corporation's Annual
      Corp., dated June 10, 1995 and made to    Report on Form 10-K for the
      be effective as of January 1, 1995        fiscal year ended December 31,
                                                1995 (File No. 0-13507) [Exhibit
                                                10(e)].

10(f) The Rurban Financial Corp. Savings Plan   Incorporated herein by reference
      and Trust                                 to the Corporation's Annual
                                                Report on Form 10-K for the
                                                fiscal year ended December 31,
                                                1990 (File No. 0-13507) [Exhibit
                                                10(g)].

10(g) First Amendment to The Rurban Financial   Incorporated herein by reference
      Corp. Savings Plan and Trust, dated       to the Corporation's Annual
      December 10, 1990 and effective           Report on Form 10-K for the
      January 1, 1990                           fiscal year ended December
                                                31, 1990  (File No. 0-13507)
                                                [Exhibit 10(g)].

10(h) Second Amendment to The Rurban            Incorporated herein by reference
      Financial Corp. Savings Plan and Trust,   to the Corporation's Annual
      dated March 11, 1991, effective           Report on Form 10-K for the
      February 1, 1991                          fiscal year ended December 31,
                                                1992 (File No. 0-13507) [Exhibit
                                                10(d)].

10(i) Third Amendment to The Rurban Financial   Incorporated herein by reference
      Corp. Savings Plan and Trust, dated       to the Corporation's Annual
      June 11, 1991                             Report on Form 10-K for the
                                                fiscal year ended December 31,
                                                1992 (File No. 0-13507) [Exhibit
                                                10(e)].

Exhibit No.          Description                               Location
________________________________________________________________________________


10(j) Fourth Amendment to The Rurban            Incorporated herein by reference
      Financial Corp. Savings Plan and Trust,   to the Corporation's Annual
      dated July 14, 1992, effective May 1,     Report on Form 10-K for the
      1992                                      fiscal year ended December 31,
                                                1992 (File No. 0-13507) [Exhibit
                                                10(f)].

10(k) Fifth Amendment to The Rurban Financial   Incorporated herein by reference
      Corp. Savings Plan and Trust, dated       to the Corporation's Annual
      March 14, 1994                            Report on Form 10-K for the
                                                fiscal year ended December 31,
                                                1993 (File No. 0-13507) [Exhibit
                                                10(i)].

10(l) Sixth Amendment to The Rurban Financial   Incorporated herein by reference
      Corp. Savings Plan and Trust dated        to the Corporation's Annual
      May 1, 1995                               Report on Form 10-K for the
                                                fiscal year ended December 31,
                                                1995 (File No. 0-13507) [Exhibit
                                                10(l)].

10(m) Summary of Incentive Compensation Plan    Incorporated herein by reference
      of State Bank                             to the Corporation's Annual
                                                Report on Form 10-K for the
                                                fiscal year ended December 31,
                                                1993 (File No. 0-13507) [Exhibit
                                                10(j)].

10(n) Summary of Bonus Program adopted by the   Incorporated herein by reference
      Trust Department of State Bank for the    to the Corporation's Annual
      benefit of Robert W. Constien in his      Report on Form 10-K for the
      capacity as Manager of the Trust          fiscal year ended December 31,
      Department                                1991 (File No. 0-13507) [Exhibit
                                                10(e)].

10(o) Summary of Bonus Program for the Trust    Incorporated herein by reference
      Department of State Bank                  to the Corporation's Annual
                                                Report on Form 10-K for the
                                                fiscal year ended December 31,
                                                1992 (File No. 0-13507) [Exhibit
                                                10(i)].

Exhibit No.          Description                               Location
________________________________________________________________________________

10(p) Summary of Sales Bonus Program of State   Incorporated herein by reference
      Bank                                      to the Corporation's Annual
                                                Report on Form 10-K for the
                                                fiscal year ended December 31,
                                                1994 (File No. 0-13507) [Exhibit
                                                10(n)].

10(q) Summary of Rurban Financial Corp. Bonus   Incorporated herein by reference
      Plan                                      to the Corporation's Annual
                                                Report on Form 10-K for the
                                                fiscal year ended December 31,
                                                1993 (File No. 0-13507) [Exhibit
                                                10(q)].

10(r) Executive Salary Continuation             Incorporated herein by reference
      Agreement, dated December 15, 1994,       to the Corporation's Annual
      between Rurban Financial Corp. and        Report on Form 10-K for the
      Richard C. Burrows                        fiscal year ended
                                                December 31, 1994 (File No.
                                                0-13507) [Exhibit 10(p)].

10(s) Executive Salary Continuation             Incorporated herein by reference
      Agreement, dated October 11,  1995,       to the Corporation's Annual
      between Rurban Financial Corp. and        Report on Form 10-K for the
      Thomas C. Williams; and Schedule A to     fiscal year ended
      Exhibit 10(s) identifying other           December 31, 1995 (File
      identical Executive Salary Continuation   No. 0-13507) [Exhibit 10(s)].
      Agreements between executive officers
      of Rurban Financial Corp. and Rurban
      Financial Corp.

10(t) Description of Split-Dollar Insurance     Incorporated herein by reference
      Policies Maintained for Certain           to the Corporation's Annual
      Executive Officers of Rurban Financial    Report on Form 10-K for the
      Corp.                                     fiscal year ended December 31,
                                                1995 (File No. 0-13507)
                                                [Exhibit 10(t)].

10(u) Rurban Financial Corp. Stock Option Plan  Pages 82 through 92 of this
                                                Annual Report on Form 10-K.

Exhibit No.          Description                               Location
________________________________________________________________________________


10(v) Rurban Financial Corp. Plan to Allow      Pages 93 through 97 of this
      Directors to Elect to Defer Compensation  Annual Report on Form 10-K.


(b)   Reports on Form 8-K.

      There were no Current Reports on Form 8-K filed during the fiscal quarter ended December 31, 1996.

(c)   Exhibits.

      Exhibits filed with this Annual Report on Form 10-K are attached hereto. For a list of such exhibits, see "Index to Exhibits" at page 77.

(d)   Financial Statement Schedules.

      None.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    RURBAN FINANCIAL CORP.

                                    /s/ Richard C. Warrener
                                    ________________________________________
Date:   March 31, 1997          By: Richard C. Warrener, Senior Vice President
                                        and Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


     Name                     Date                Capacity
________________________________________________________________________________

*Thomas C. Williams             *           President, Chief Executive Officer,
                                            Principal Executive Officer and
                                            Director

*Richard C. Burrows             *           Director

*John R. Compo                  *           Director

*John Fahl                      *           Director

*Robert A. Fawcett, Jr.         *           Director

*Richard Z. Graham              *           Director

*Eric C. Hench                  *           Director

*John H. Moore                  *           Director

*Steven D. VanDemark            *           Director

*J. Michael Walz, D.D.S         *           Director

*By:  Richard C. Warrener       *           Senior Vice President and Chief
      (Attorney-in-Fact)                    Financial Officer

Date:   March 31, 1997

                             RURBAN FINANCIAL CORP.

                           ANNUAL REPORT ON FORM 10-K
                     FOR FISCAL YEAR ENDED DECEMBER 31, 1996


                          INDEX TO FINANCIAL STATEMENTS


                                                                  Pages in
                                                                  this Annual
                                                                  Report on
Description                                                       Form 10-K

Report of Independent Auditors.................................       48

Consolidated Balance Sheets at December 31, 1996
  and 1995.....................................................      49-50

Consolidated Statements of Income for the years
  ended December 31, 1996, 1995 and 1994.......................       51

Consolidated Statements of Changes in Shareholders'
  Equity for the three years ended December 31,
  1996.........................................................       52

Consolidated Statements of Cash Flows for the
  years ended December 31, 1996, 1995 and
  1994.........................................................      53-54

Notes to Consolidated Financial Statements.....................      55-76

                         REPORT OF INDEPENDENT AUDITORS


Board of Directors and Shareholders
Rurban Financial Corp.
Defiance, Ohio


We have audited the accompanying consolidated balance sheets of Rurban Financial Corp. as of December 31, 1996 and 1995 and the related consolidated statements of income, changes in shareholders' equity and cash flows for the years ended December 31, 1996, 1995 and 1994. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rurban Financial Corp. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years ended December 31, 1996, 1995 and 1994 in conformity with generally accepted accounting principles.

As discussed in Note 1, the Corporation adopted the provisions of Statement of Financial Accounting Standards No. 115, "ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES," as of January 1, 1994.


                                                   Crowe, Chizek and Company LLP

South Bend, Indiana
January 17, 1997, except for
  Note 1, stock dividends,
  as to which the date is January 31, 1997



                                      -48-
                                                                             F-1

                     RURBAN FINANCIAL CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1996 and 1995

______________________________________________________________________________________________

                                                                    1996             1995
                                                                    ----             ----
ASSETS
Cash and due from banks                                        $   18,718,263    $  21,067,131
Federal funds sold                                                 15,309,000        7,312,525
                                                               --------------    -------------
    Total cash and cash equivalents                                34,027,263       28,379,656
                                                               --------------    -------------
Interest-bearing deposits in other financial institutions             180,000          180,000
Securities available for sale                                      66,635,889       90,329,866
Loans held for sale, net of valuation allowance
  (1996 - $31,119, 1995 - $10,000)                                  1,875,636        2,949,293
Loans
    Commercial, financial and agricultural                         76,395,361       63,444,036
    Real estate mortgage                                          166,669,782      152,555,540
    Installment                                                    75,643,488       61,600,664
                                                               --------------    -------------
        Total loans                                               318,708,631      277,600,240
    Deferred loan fees, net                                          (262,791)        (235,396)
    Allowance for loan losses                                      (5,066,600)      (4,270,000)
                                                               --------------    -------------
        Net loans                                                 313,379,240      273,094,844
                                                               --------------    -------------
Accrued interest receivable                                         3,298,902        3,240,154
Premises and equipment, net                                         8,827,838        8,383,717
Other assets                                                        5,048,005        4,668,235
                                                               --------------    -------------

        Total assets                                           $  433,272,773    $ 411,225,765
                                                               ==============    =============



                                      -49-
                                  (Continued)

                     RURBAN FINANCIAL CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1996 and 1995

______________________________________________________________________________________________

                                                                    1996             1995
                                                                    ----             ----
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
    Deposits
        Noninterest-bearing                                    $   42,323,683    $  48,721,000
        Interest-bearing                                          345,442,390      319,075,538
                                                               --------------    -------------
           Total deposits                                         387,766,073      367,796,538
                                                               --------------    -------------
    Accrued interest payable                                        1,421,131        1,035,048
    Other liabilities                                               2,596,921        2,315,688
                                                               --------------    -------------

           Total liabilities                                      391,784,125      371,147,274

Common stock subject to repurchase obligation
  in ESOP (shares outstanding:  1996 - 328,582,
  1995 - 297,467)                                                   9,387,588        9,333,027
Unearned ESOP shares (unearned shares: 1996 - 46,879,
  1995 - 0)                                                        (1,490,000)         -
Common stock:  stated value $2.50 per share;
  shares authorized:  1996 - 10,000,000, 1995 - 5,000,000;
  shares issued and   outstanding:  1996 - 1,959,269,
  1995 - 1,886,911                                                  4,898,173        4,717,277
Additional paid-in capital                                          8,672,955        5,798,813
Retained earnings                                                  20,024,916       19,779,897
Net unrealized appreciation (depreciation) on
  securities available for sale, net of tax of $(2,567) in
  1996 and $231,549 in 1995                                            (4,984)         449,477
                                                               --------------    -------------

        Total liabilities and shareholders' equity             $  433,272,773    $ 411,225,765
                                                               ==============    =============

______________________________


              The accompanying notes are an integral part of these
                       consolidated financial statements.


                     RURBAN FINANCIAL CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                  Years ended December 31, 1996, 1995 and 1994

------------------------------------------------------------------------------------------

                                                 1996             1995             1994
                                                 ----             ----             ----
Interest income
    Loans, including fees                   $ 28,680,021      $26,539,689     $ 20,421,474
    Taxable securities                         4,066,184        3,756,764        2,485,695
    Non-taxable securities                       408,811          426,178          346,485
    Other interest income                        355,950          707,596          220,244
                                            ------------      -----------     ------------
        Total interest income                 33,510,966       31,430,227       23,473,898

Interest expense
    Deposits                                  14,511,736       14,197,998        9,486,706
    Short-term borrowings                        144,773           40,050          125,647
                                            ------------      -----------     ------------
        Total interest expense                14,656,509       14,238,048        9,612,353
                                            ------------      -----------     ------------

Net interest income                           18,854,457       17,192,179       13,861,545
    Provision for loan losses                    961,009        1,451,898          701,490
                                            ------------      -----------     ------------

Net interest income after provision
  for loan losses                             17,893,448       15,740,281       13,160,055

Noninterest income
    Service charges on deposit accounts        1,253,127        1,184,787        1,021,685
    Trust fees                                 2,359,312        1,946,013        1,784,626
    Data processing fees                       2,203,213        2,038,948        1,932,045
    Net gain (loss) on securities                 33,884            3,113           (8,556)
    Net gain (loss) on sales of loans           (210,000)          83,919          112,156
    Other income                                 554,131          496,419          470,727
                                            ------------      -----------     ------------
        Total noninterest income               6,193,667        5,753,199        5,312,683

Noninterest expense
    Salaries and employee benefits             8,073,051        6,909,268        5,736,434
    Net occupancy expense of premises            977,165          869,678          788,377
    Equipment rentals, depreciation and
      maintenance                              2,131,295        1,889,540        1,251,898
    Other expenses                             5,694,249        5,603,077        4,886,990
                                            ------------      -----------     ------------
        Total noninterest expense             16,875,760       15,271,563       12,663,699
                                            ------------      -----------     ------------

Income before income tax expense               7,211,355        6,221,917        5,809,039
    Income tax expense                         2,362,141        2,127,104        1,898,665
                                            ------------      -----------     ------------

Net income                                  $  4,849,214      $ 4,094,813     $  3,910,374
                                            ============      ===========     ============

Earnings per common share                   $       2.14      $      1.79     $       1.80
                                            ============      ===========     ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    RURBAN FINANCIAL CORP. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                       Three years ended December 31, 1996

                                                                                                                    Net Unrealized
                                                                                                                     Appreciation
                                                                                                                    (Depreciation)
                                                                                                                     On Securities
                                                                              Additional                               Available
                                                            Common             Paid-In              Retained           For Sale,
                                                             Stock             Capital              Earnings           Net of Tax
____________________________________________________________________________________________________________________________________

Balances at January 1, 1994                              $ 4,402,980         $ 7,324,046         $ 14,349,465         $      --

Adoption of SFAS No. 115, net of tax of $102,256                --                  --                   --               198,496
Net income for the year                                         --                  --              3,910,374                --
Cash dividends declared ($0.57 per share)                       --                  --             (1,264,128)               --
Transfer of 3,242 common shares to common
  stock subject to  repurchase obligation in ESOP             (8,105)         (1,610,234)                --                  --
Issuance of 155,000 shares of common stock                   387,500           2,518,373                 --                  --
Net change in unrealized appreciation
  (depreciation) on securities available for
  sale, net of tax of $(705,107)                                --                  --                   --            (1,368,737)
                                                         -----------         -----------         ------------         -----------

Balances at December 31, 1994                              4,782,375           8,232,185           16,995,711          (1,170,241)

Net income for the year                                         --                  --              4,094,813                --
Cash dividends declared ($0.57 per share)                       --                  --             (1,310,627)               --
Transfer of 26,039 common shares to common
  stock subject to  repurchase obligation in ESOP            (65,098)         (2,433,372)                --                  --
Net change in unrealized appreciation
  (depreciation) on securities available for
  sale, net of tax of $834,400                                  --                  --                   --             1,619,718
                                                         -----------         -----------         ------------         -----------

Balances at December 31, 1995                              4,717,277           5,798,813           19,779,897             449,477

Net income for the year                                         --                  --              4,849,214                --
Cash dividends declared ($0.57 per share)                       --                  --             (1,308,975)               --
Declaration of a 5% stock dividend and issuance
  of 92,826 common shares and 15,647 common
  shares subject to repurchase obligation in ESOP            232,066           2,574,993           (3,280,224)               --
Fractional shares related to 5% stock dividend                  --                  --                (14,996)               --
Purchase and retirement of 5,000 common shares               (12,500)           (158,125)                --                  --
Transfer of 15,468 common shares to common
  stock subject to repurchase obligation in ESOP             (38,670)            457,274                 --                  --
Net change in unrealized appreciation
  (depreciation) on securities available
  for sale, net of tax of $(234,116)                            --                  --                   --              (454,461)
                                                         -----------         -----------         ------------         -----------

Balances at December 31, 1996                            $ 4,898,173         $ 8,672,955         $ 20,024,916         $    (4,984)
                                                         ===========         ===========         ============         ===========



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     RURBAN FINANCIAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Years ended December 31, 1996, 1995 and 1994


                                                           1996               1995               1994
                                                           ----               ----               ----
Cash flows from operating activities
    Cash received from customers - fees
      and commissions                                 $  6,369,783       $  5,666,167       $  5,209,083
    Cash paid to suppliers and employees               (15,877,040)       (14,117,567)       (10,448,128)
    Loans originated for sale                          (20,385,626)       (10,418,133)       (12,503,521)
    Proceeds from sales of loans held for sale          21,249,283         12,242,370         12,595,646
    Interest received                                   33,479,613         30,857,639         23,249,685
    Interest paid                                      (14,270,426)       (14,111,248)        (9,353,404)
    Income taxes paid                                   (1,966,477)        (2,086,479)        (1,893,366)
                                                      ------------       ------------       ------------
        Net cash from operating activities               8,599,110          8,032,749          6,855,995

Cash flows from investing activities
    Net change in interest-bearing deposits
      in other financial institutions                         --              166,324           (166,324)
    Net change in loans                                (41,986,168)           427,936        (17,010,807)
    Proceeds from sales of securities available
      for sale                                          19,416,875          2,263,104               --
    Principal repayments, maturities, and
      calls of:
        Securities available for sale                   46,431,465         22,190,401         22,285,066
        Securities held to maturity                           --            3,318,925          2,250,856
    Purchase of:
        Securities available for sale                  (42,809,056)       (41,660,219)       (17,500,656)
        Securities held to maturity                           --           (3,802,079)        (4,433,520)
        Banking subsidiary, net of cash received              --                 --            3,265,954
    Net purchases of premises and equipment             (1,717,922)          (274,859)        (2,105,869)
    Recoveries on loan charge-offs                         713,368            698,928            329,463
                                                      ------------       ------------       ------------
        Net cash from investing activities             (19,951,438)       (16,671,539)       (13,085,837)

Cash flows from financing activities
    Cash paid to purchase unearned ESOP
      shares                                            (1,490,000)              --                 --
    Net change in deposits                              19,969,535         13,150,902         15,335,409
    Net change in short-term borrowings                       --                 --           (1,000,000)
    Cash dividends paid                                 (1,308,975)        (1,310,627)        (1,264,128)
    Cash paid to repurchase common stock                  (170,625)              --                 --
                                                      ------------       ------------       ------------
        Net cash from financing activities              16,999,935         11,840,275         13,071,281
                                                      ------------       ------------       ------------

Net change in cash and cash equivalents                  5,647,607          3,201,485          6,841,439

Cash and cash equivalents at beginning of year          28,379,656         25,178,171         18,336,732
                                                      ------------       ------------       ------------

Cash and cash equivalents at end of year              $ 34,027,263       $ 28,379,656       $ 25,178,171
                                                      ============       ============       ============

                                      -53-
                                  (Continued)

                     RURBAN FINANCIAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Years ended December 31, 1996, 1995 and 1994

------------------------------------------------------------------------------------------------------------------------------------

                                                            1996               1995               1994
                                                            ----               ----               ----
Reconciliation of net income to
  net cash from operating activities
    Net income                                         $  4,849,214       $  4,094,813       $  3,910,374
    Adjustments to reconcile net income
      to net cash from operating activities
        Depreciation                                      1,273,801          1,155,227            961,919
        Amortization of intangible assets                   285,000            634,000            217,000
        Provision for loan losses                           961,009          1,451,898            701,490
        Net (gain) loss on securities                       (33,884)            (3,113)             8,556
        Loans originated for sale                       (20,385,626)       (10,418,133)       (12,503,521)
        Proceeds from sales of loan held for sale        21,249,283         12,242,370         12,595,646
        Net (gain) loss on sales of loans                   210,000            (83,919)          (112,156)
        Change in assets and liabilities, net of
          effects from purchase of banking
          subsidiary
           Deferred loan fees, net                           27,395            (26,808)            37,822
           Accrued interest receivable                      (58,748)          (545,780)          (262,035)
           Other assets                                    (430,654)          (591,281)           239,679
           Accrued interest payable                         386,083            126,800            258,949
           Other liabilities                                266,237             (3,325)           802,272
                                                       ------------       ------------       ------------
               Net cash from operating
                 activities                            $  8,599,110       $  8,032,749       $  6,855,995
                                                       ============       ============       ============

Supplemental disclosures of cash flow information

    Transfer from securities held to maturity
      to securities available for sale                 $       --         $ 10,856,066       $       --
    Transfer from investment securities and
      securities held for sale to:
        Securities available for sale                          --                 --           52,386,249
        Securities held to maturity                            --                 --            6,527,912


See also Note 14

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     RURBAN FINANCIAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  Years ended December 31, 1996, 1995 and 1994


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation: The accompanying consolidated financial statements include the accounts of Rurban Financial Corp. and its wholly-owned subsidiaries. Rurban Financial Corp. is a bank holding company, organized under Ohio law, that owns all the outstanding stock of The State Bank and Trust Company ("State Bank"), The Peoples Banking Company ("Peoples Bank"), The First National Bank of Ottawa ("First National Bank"), The Citizens Savings Bank Company ("Citizens Savings Bank"), RDSI Data Services, Inc. ("RDSI") and Rurban Life Insurance Company ("Rurban Life") (together referred to as "the Corporation"). On October 3, 1994, the Corporation acquired 100% of the common stock of Citizens Savings Bank located in Pemberville, Ohio with approximately $60 million in assets. The transaction was accounted for as a purchase. Citizens Savings Bank's results of operations are included in the income statement of the Corporation beginning as of the purchase date. Each share of Citizens Savings Bank's common stock was exchanged for $73.39 in cash or 3.91 common shares of the Corporation's common stock. The Corporation paid a total of $2,378,046 and issued 155,000 common shares in the acquisition. All significant inter-company balances and transactions are eliminated in consolidation.

Presented below are the consolidated proforma results of operations of the Corporation for the year ended December 31, 1994 assuming this acquisition had occurred as of January 1, of that year.

    Net interest income                      $15,569,000
    Net income                                 3,687,000
    Earnings per share                              1.61

Nature of Business: The Corporation operates primarily in the banking industry which accounts for more than 90% of its revenues, operating income and assets. The Corporation's subsidiary banks grant credit and accept deposits from their customers in the normal course of business primarily in the northwestern Ohio region. RDSI provides data processing services, primarily to financial institutions located in northwestern Ohio. Rurban Life accepts reinsurance ceded in part by USLIFE from the credit life and disability insurance purchased by customers of the Corporation's subsidiary banks.

Use of Estimates: To prepare consolidated financial statements in conformity with generally accepted accounting principles, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the consolidated financial statements and the disclosures provided, and future results could differ. The collectibility of loans, fair values of financial instruments, securities valuations, the carrying value of loans held for sale, the realization of deferred tax assets, the carrying value of intangibles and status of contingencies are particularly subject to change.


                                      -55-
                                   (Continued)

                     RURBAN FINANCIAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  Years ended December 31, 1996, 1995 and 1994



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Securities: On January 1, 1994, the Corporation adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 115, "ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES." The Corporation classifies securities into held to maturity, available for sale and trading categories. Held to maturity securities are those which the Corporation has the positive intent and ability to hold to maturity, and are reported at amortized cost. Available for sale securities are those the Corporation may decide to sell if needed for liquidity, asset-liability management or other reasons. Available for sale securities are reported at fair value, with unrealized gains and losses included as a separate component of shareholders' equity, net of tax. Trading securities are bought principally for sale in the near term, and are reported at fair value with unrealized gains and losses included in earnings. Adoption of SFAS No. 115 on January 1, 1994 increased shareholders' equity by $198,496, net of $102,256 tax effect.

In November 1995, the Financial Accounting Standards Board ("FASB") issued its Special Report, A GUIDE TO IMPLEMENTATION OF SFAS NO. 115 ON ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES ("Guide"). As permitted by the Guide, on December 31, 1995, the Corporation made a one-time reassessment and transferred securities from the held to maturity portfolio to the available for sale portfolio. At the date of transfer, these securities had an amortized cost of $10,854,066 and the transfer increased the unrealized gain on securities available for sale by $210,566 and shareholders' equity by $138,974, net of tax of $71,592.

Realized gains and losses resulting from the sale of securities are computed by the specific identification method. Interest and dividend income, adjusted by amortization of purchase premium or discount, is included in earnings. Premiums and discounts on securities are recognized using the level yield method over the estimated life of the security.

Loans Held for Sale: Mortgage loans intended for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate. Net unrealized losses are recognized in a valuation allowance by charges to income.

Interest Income on Loans: Interest on loans is accrued over the term of the loans based upon the principal outstanding. Management reviews loans delinquent 90 days or more to determine if the interest accrual should be discontinued. When serious doubt exists as to the collectibility of a loan, the accrual of interest is discontinued. Under SFAS No. 114, "ACCOUNTING BY CREDITORS FOR IMPAIRMENT OF A LOAN," as amended by SFAS No. 118, the carrying value of impaired loans is periodically adjusted to reflect cash payments, revised estimates of future cash flows, and increases in the present value of expected cash flows due to the passage of time. Cash payments representing interest income are reported as such and other cash payments are reported as reductions in carrying value. Increases or decreases in carrying value due to changes in estimates of future payments or the passage of time are reported as a component of the provision for loan losses.

                                      -56-
                                   (Continued)

                     RURBAN FINANCIAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  Years ended December 31, 1996, 1995 and 1994



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loan Fees and Costs: Loan fees, net of direct origination costs, are deferred. The net amount deferred is reported in the consolidated balance sheets as part of loans and is recognized in interest income over the term of the loan using the level yield method.

Allowance For Loan Losses: An allowance for loan losses is established and maintained because some loans may not be repaid in full. Increases to the allowance are recorded by a provision for loan losses charged to expense. Estimating the risk of loss and the amount of loss on any loan is necessarily subjective. Accordingly, the allowance is maintained by management at a level considered adequate to cover losses that are currently anticipated based on past loss experience, general economic conditions, information about specific borrower situations including their financial position and collateral values, and other factors and estimates which are subject to change over time. While management may periodically allocate portions of the allowance for specific problem loan situations, the entire allowance is available for any loan charge-offs that may occur. A loan is charged-off by management as a loss when deemed uncollectible, although collection efforts continue and future recoveries may occur.

Loans are considered impaired if full principal or interest payments are not anticipated in accordance with the contractual loan terms. Impaired loans are carried at the present value of expected future cash flows discounted at the loan's effective interest rate or at the fair value of the collateral if the loan is collateral dependent. A portion of the allowance for loan losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance. If these allocations cause the allowance for loan losses to require increase, such increase is reported as a component of the provision for loan losses.

Smaller-balance homogeneous loans are evaluated for impairment in total. Such loans include residential first mortgage loans secured by one-to-four family residences, residential construction loans, and automobile, home equity and second mortgage loans. Commercial loans and mortgage loans secured by other properties are evaluated individually for impairment. When analysis of borrower operating results and financial condition indicates that underlying cash flows of the borrower's business are not adequate to meet its debt service requirements, the loan is evaluated for impairment. Often this is associated with a delay or shortfall in payments of 30 days or more. Commercial loans are rated on a scale of 1 to 8, with 1 to 3 being satisfactory, 4 watch, 5 special mention, 6 substandard, 7 doubtful, and 8 as loss which are then charged-off. Loans graded a 6 or worse are considered for impairment. Loans are generally moved to nonaccrual status when 90 days or more past due. These loans are often considered impaired. Impaired loans, or portions thereof, are charged-off when deemed uncollectible. This typically occurs when the loan is 120 days or more past due. The nature of disclosures for impaired loans is considered generally comparable to prior nonaccrual and renegotiated loans and non-performing and past-due asset disclosures.


                                      -57-
                                   (Continued)

                     RURBAN FINANCIAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  Years ended December 31, 1996, 1995 and 1994



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Premises and Equipment: Land is carried at cost. Buildings and improvements are depreciated using primarily the straight-line method with useful lives ranging from 10 to 50 years. Furniture and equipment are depreciated using the straight-line and declining-balance methods with useful lives ranging predominantly from 5 to 20 years. These assets are reviewed for impairment under SFAS No. 121 when events indicate the carrying amount may not be recoverable. Maintenance and repairs are expensed and major improvements are capitalized.

Servicing Rights: Prior to adopting SFAS No. 122 at the start of 1996, servicing right assets were recorded only for purchased rights to service mortgage loans. Subsequent to adopting this standard, servicing rights represent both purchased rights and the allocated value of servicing rights retained on loans sold. Servicing rights are expensed in proportion to, and over the period of, estimated net servicing revenues. Impairment is evaluated based on the fair value of the rights, using groupings of the underlying loans as to interest rates and then, secondarily, as to geographic and prepayment characteristics. Any impairment of a grouping is reported as a valuation allowance. The impact on the Corporation's consolidated financial position and results of operations for the year ended December 31, 1996 was not material.

Excess servicing receivable is reported when a loan sale results in servicing in excess of normal amounts, and is expensed over the life of the servicing on the interest method.

Intangible Assets: Goodwill arising from the acquisition of subsidiary banks is amortized over 5 to 25 years using the straight-line method. Core deposit intangibles are amortized on an accelerated basis over 10 years, the estimated life of the deposits acquired. Goodwill and identified intangibles are assessed for impairment based on estimated undiscounted cash flows, and written down if necessary. As of December 31, 1996, unamortized goodwill totaled approximately $669,000 and unamortized core deposit intangibles totaled approximately $351,000.

Foreclosed Real Estate: Real estate properties acquired through, or in lieu of, loan foreclosure are initially recorded at fair value at the date of acquisition establishing a new cost basis. Any reduction to fair value from the carrying value of the related loan at the time of acquisition is accounted for as a loan loss and charged against the allowance for loan losses. After acquisition, a valuation allowance is recorded through a charge to income for the amount of estimated selling costs. Valuations are periodically performed by management, and valuation allowances are adjusted through a charge to income for changes in fair value or estimated selling costs. Other real estate owned amounted to approximately $329,000 and $320,000 at December 31, 1996 and 1995, respectively, and is included in other assets in the consolidated balance sheets.


                                      -58-
                                   (Continued)

                     RURBAN FINANCIAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  Years ended December 31, 1996, 1995 and 1994



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes: Income tax expense is the sum of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax consequences of temporary differences between the carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.

Employee  Benefits:  The  Corporation  sponsors an employee stock ownership plan
(ESOP) and 401(k) profit sharing plan for which contributions are made and expensed annually. The Corporation provides split-dollar life insurance plans for certain executive officers of the Corporation. Also, the Corporation sponsors a supplemental retirement plan for certain executive officers of the Corporation.

Postretirement Health Care Benefits: The Corporation sponsors a postretirement health care plan that covers both salaried and nonsalaried employees. The Corporation accrues, during the years that employees render the necessary service, the expected cost of providing postretirement health care benefits to employees and their beneficiaries and covered dependents. The Corporation's postretirement health care plan provides that retired employees may remain on the Corporation's health care plan with each retiree's out-of-pocket contribution to the Corporation equal to their premium expense determined exclusively on the loss experience of the retirees in the plan.

Stock Dividends: Dividends issued in stock are reported by transferring the market value of the stock issued from retained earnings to common stock and additional paid-in capital. Stock splits are recorded by adjusting par value. On December 9, 1996, the Board of Directors declared a five percent stock dividend increasing shares outstanding by 108,473 shares. The stock dividend was payable to shareholders of record as of December 24, 1996. As of December 31, 1996, common stock includes $232,066 for the stock dividend distributable to shareholders which was paid on January 31, 1997.

Earnings Per Common Share: Earnings and dividends per common share have been computed based on the weighted average number of shares outstanding during the periods presented, restated for all stock dividends and stock splits. A five percent stock dividend was declared in 1996 and in 1994, a two-for-one stock split was declared and paid. ESOP shares are considered to be outstanding as they are committed to be released. Unearned ESOP shares are not considered to be outstanding. The number of shares used in the computation of earnings per common share was 2,260,757 for 1996, 2,293,597 for 1995 and 2,170,977 for 1994.


                                      -59-
                                   (Continued)

                     RURBAN FINANCIAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  Years ended December 31, 1996, 1995 and 1994


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Dividend Restriction: Certain restrictions exist regarding the ability of the subsidiaries to transfer funds to Rurban Financial Corp. in the form of cash dividends, loans or advances. As of December 31, 1996, approximately $7,500,000 of undistributed earnings of the subsidiaries, included in consolidated retained earnings, was available for distribution to Rurban Financial Corp. as dividends without prior regulatory approval.

Fair Values of Financial Instruments: Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in Note 12. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect such estimates.

Concentrations of Credit Risk: The Corporation grants commercial, real estate and installment loans to customers mainly in northwest Ohio. Commercial loans
include  loans   collateralized  by  business  assets  and  agricultural   loans
collateralized by crops and farm equipment. Commercial loans make up approximately 24% of the loan portfolio and the loans are expected to be repaid from cash flow from operations of businesses. Real estate loans make up approximately 52% of the loan portfolio and are collateralized by both commercial and residential real estate. Installment loans make up approximately 24% of the loan portfolio and are primarily collateralized by consumer assets.

Financial  Instruments  With  Off-Balance-Sheet  Risk: The  Corporation,  in the
normal course of business, makes commitments to extend credit which are not reflected in the consolidated financial statements. A summary of these commitments is disclosed in Note 10.

Statements of Cash Flows: For purposes of reporting cash flows, cash and cash equivalents is defined to include cash on hand, due from financial institutions and federal funds sold with original maturities under 90 days. The Corporation reports net cash flows for customer loan transactions, deposit transactions, short-term borrowings with maturities of 90 days or less and interest-bearing deposits in other financial institutions.

New Accounting Pronouncement: SFAS No. 125, "ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENT OF LIABILITIES," was issued by the FASB in 1996. It revises the accounting for transfers of financial assets, such as loans and securities, and for distinguishing between sales and secured borrowings. It is effective for some transactions in 1997 and others in 1998. The anticipated effect on the consolidated financial statements has not yet been determined.

Reclassifications: Some items in the prior consolidated financial statements have been reclassified to conform with the current presentation.



                                      -60-
                                   (Continued)

                     RURBAN FINANCIAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  Years ended December 31, 1996, 1995 and 1994


NOTE 2 - SECURITIES

Year end securities were as follows:


                                                        Gross         Gross
                                        Amortized    Unrealized    Unrealized
Available for sale - 1996                 Cost          Gains        Losses        Fair Value
-------------------------                 ----          -----        ------        ----------
    U.S. Treasury and U.S.
      Government agency
      securities                     $  54,407,062    $  65,917    $  (237,386)  $  54,235,593
    Obligations of states and
      political subdivisions             6,249,299      152,997        (12,862)      6,389,434
    Mortgage-backed securities           4,813,329       29,022         (5,239)      4,837,112
    Marketable equity securities         1,173,750            -              -       1,173,750
                                     -------------    ---------    -----------   -------------

                                     $  66,643,440    $ 247,936    $  (255,487)  $  66,635,889
                                     =============    =========    ===========   =============

Available for sale - 1995

    U.S. Treasury and U.S.
      Government agency
      securities                     $  73,799,068    $ 574,819    $  (122,386)  $  74,251,501
    Obligations of states and
      political subdivisions             9,365,076      191,846        (13,527)      9,543,395
    Mortgage-backed securities           5,295,474       62,183        (11,909)      5,345,748
    Marketable equity securities         1,189,222            -              -       1,189,222
                                     -------------    ---------    -----------   -------------

                                     $  89,648,840    $ 828,848    $  (147,822)  $  90,329,866
                                     =============    =========    ===========   =============



                                      -61-
                                   (Continued)

                     RURBAN FINANCIAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  Years ended December 31, 1996, 1995 and 1994



NOTE 2 - SECURITIES (Continued)

Contractual maturities of debt securities at December 31, 1996 were as follows. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

                                                      Available for Sale
                                                    Amortized
                                                      Cost        Fair Value

    Due in one year or less                     $   4,731,009    $  4,733,170
    Due after one year through five years          52,990,548      52,902,363
    Due after five years through ten years          2,895,004       2,955,194
    Due after ten years                                39,800          34,300
    Mortgage-backed securities                      4,813,329       4,837,112
                                                -------------    ------------

      Total debt securities                     $  65,469,690    $ 65,462,139
                                                =============    ============

Proceeds, gross gains and gross losses realized from sales of securities for the years ended December 31, 1996, 1995 and 1994 are as follows:

                                                  1996              1995             1994
                                                  ----              ----             ----
Proceeds from sales of debt securities
  available for sale                           $19,401,403    $   2,263,104      $          -
Proceeds from sales of marketable equity
  securities available for sale                     15,472                -                 -
                                               -----------    -------------      ------------

     Total proceeds from sales of
       securities available for sale           $19,416,875    $   2,263,104      $          -
                                               ===========    =============      ============

Gross gains from sales of debt securities
  available for sale                           $    48,248    $      11,975      $          -
Gross losses from sales of debt securities
  available for sale                               (14,364)          (8,672)                -
Net losses on calls of securities available
  for sale                                               -             (190)                -
Net losses on calls of securities held to
  maturity                                               -                -            (8,556)
                                               -----------    -------------      ------------

     Net gain (loss) on securities             $    33,884    $       3,113      $     (8,556)
                                               ===========    =============      ============


                                      -62-
                                   (Continued)

                     RURBAN FINANCIAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  Years ended December 31, 1996, 1995 and 1994



NOTE 2 - SECURITIES (Continued)

At December 31, 1996 there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies and corporations, in an amount greater than 10% of shareholders' equity.

Securities with an amortized cost of approximately $31,941,000 and $47,893,000 as of December 31, 1996 and 1995, were pledged to secure public and trust deposits.


NOTE 3 - ALLOWANCE FOR LOAN LOSSES

The following is a summary of the activity in the allowance for loan losses for the years ended December 31, 1996, 1995 and 1994:

                                         1996           1995            1994
                                         ----           ----            ----

Beginning balance                    $ 4,270,000    $ 4,770,000    $  3,390,000
Allowance of acquired bank                     -              -       1,100,000
Provision for loan losses                961,009      1,451,898         701,490
Recoveries of previous charge-offs       713,368        698,928         329,463
Losses charged to the allowance         (877,777)    (2,650,826)       (750,953)
                                     -----------    -----------    ------------

    Ending balance                   $ 5,066,600    $ 4,270,000    $  4,770,000
                                     ===========    ===========    ============

At December 31, 1996 and 1995, loans past due more than 90 days and still accruing interest approximated $293,000 and $711,000.

Impaired loans were as follows.

                                                     1996              1995
                                                     ----              ----
Year end loans with no allowance for loan
   losses allocated                               $     --        $  302,000
Year end loans with allowance for loan
   losses allocated                                3,295,651       1,533,000
Amount of allowance allocated                      1,237,000         643,000

Average of impaired loans during the year          3,081,000       2,542,000
Interest income recognized during impairment         115,000          32,000
Cash-basis interest income recognized                112,000          32,000



                                      -63-
                                   (Continued)

                     RURBAN FINANCIAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  Years ended December 31, 1996, 1995 and 1994


NOTE 4 - PREMISES AND EQUIPMENT, NET

Premises and equipment, net at December 31, are summarized as follows:

                                                      1996           1995
                                                      ----           ----

      Land                                         $   966,579    $    966,579
      Buildings and improvements                     7,069,653       6,927,945
      Furniture and equipment                        7,484,199       5,980,928
                                                   -----------    ------------
         Total cost                                 15,520,431      13,875,452
      Accumulated depreciation and amortization     (6,692,593)     (5,491,735)
                                                   -----------    ------------
                                                   $ 8,827,838    $  8,383,717
                                                   ===========    ============


NOTE 5 - INTEREST-BEARING DEPOSITS

Included  in   interest-bearing   deposits  are   certificates   of  deposit  in
denominations of $100,000 or more of approximately $38,305,000 and $33,426,000 as of December 31, 1996 and 1995, respectively.

At December 31, 1996, the scheduled maturities of certificates of deposit are as follows for the years ended December 31:

             1997                             $139,101,883
             1998                               36,070,169
             1999                                4,484,973
             2000                                4,315,057
             2001 and thereafter                    84,161
                                               -----------
                                              $184,056,243


NOTE 6 - EMPLOYEE BENEFITS

Employee Stock Ownership Plan: The Corporation has a noncontributory employee stock ownership plan (ESOP) covering substantially all employees of the Corporation's subsidiaries. Voluntary contributions are made by the Company to the plan. Each eligible employee is vested based upon years of service, including prior years of service. Contributions and related expense attributable to the plan included in salaries and employee benefits were approximately $431,000, $374,000 and $274,000 in 1996, 1995 and 1994, respectively.


                                      -64-
                                   (Continued)

                     RURBAN FINANCIAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  Years ended December 31, 1996, 1995 and 1994


NOTE 6 - EMPLOYEE BENEFITS (Continued)

For corporations not listed on NASDAQ, ERISA rules require employers with an ESOP to agree to repurchase shares from participants for a certain time period following the distribution of shares to the participants.

The Corporation's common stock subject to repurchase obligation in ESOP had an estimated value as follows:

                                                                     Unearned
                                                       ESOP         ESOP Shares

Balance at December 31, 1993                       $  5,216,218    $          -
Change in estimated market value of common
  stock subject to repurchase obligation in ESOP      1,618,339               -
                                                   ------------    ------------
Balance at December 31, 1994                          6,834,557               -
Change in estimated market value of common
  stock subject to repurchase obligation in ESOP      2,498,470               -
                                                   ------------    ------------
Balance at December 31, 1995                          9,333,027
Purchase of unallocated ESOP shares                   1,490,000      (1,490,000)
Change in estimated market value of common
  stock subject to repurchase obligation in ESOP     (1,435,439)              -
                                                   ------------    ------------

Balance at December 31, 1996                       $  9,387,588    $ (1,490,000)
                                                   ============    ============

During 1996, the ESOP borrowed $1,490,000 from the Corporation to purchase 46,879 shares of common stock at a weighted average cost of $31.78 per share. Collateral for the loan is the unearned shares of common stock purchased by the ESOP with the loan proceeds. The loan will be repaid principally from the Corporation's discretionary contributions to the ESOP. The interest rate for the loan is 7.75%. Shares purchased by the ESOP will be held in suspense until allocated among ESOP participants as the loan is repaid.

The ESOP shares as of December 31 were as follows:

                                                 1996           1995
                                                 ----           ----

  Allocated shares                                281,703         297,467
  Unearned shares                                  46,879               -
                                               ----------    ------------

      Total ESOP shares                           328,582         297,467
                                               ==========    ============

  Fair value of unearned ESOP shares at
     December 31                               $1,339,333    $          -
                                               ==========    ============


                                      -65-
                                   (Continued)

                     RURBAN FINANCIAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  Years ended December 31, 1996, 1995 and 1994



NOTE 6 - EMPLOYEE BENEFITS (Continued)

The Corporation accounts for its ESOP under AICPA Statement of Position (SOP) 93-6. Compensation expense is recorded based on the average market price of the shares committed to be released for allocation to participant accounts. The difference between the market price and the cost of shares committed to be released is recorded as an adjustment to common stock. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings; dividends on unearned ESOP shares are reflected as a reduction of debt and accrued interest.

401(k) Profit Sharing Plan: The Corporation has 401(k) profit sharing plans. The annual expense of the plans is based on 50% matching of voluntary employee contributions of up to 6% of individual compensation. Employee contributions are vested immediately and the Corporation's matching contributions are fully vested after six years. The plans cover substantially all employees of the Corporation. Contributions and related expense attributable to the plans, included in salaries and employee benefits, were approximately $140,000, $101,000 and $88,000 in 1996, 1995 and 1994.

Life Insurance Plans: Life insurance plans are provided for certain executive officers on a split-dollar basis and the Corporation is the owner of the split-dollar policies. The officers are entitled to a sum equal to two times either the employee's annual salary at death, if actively employed, or final annual salary, if retired, less $50,000. The Corporation is entitled to the remainder of the death proceeds less any loans on the policy and unpaid interest or cash withdrawals previously incurred by the Corporation. The employees have the right to designate a beneficiary(s) to receive their share of the proceeds payable upon death. The cash surrender value of these life insurance policies was approximately $602,000 and $596,000 at December 31, 1996 and 1995, and is included in other assets in the consolidated balance sheets.

Supplemental Retirement Plan: The Corporation established a supplemental retirement plan for selected officers. The Corporation has purchased insurance contracts on the lives of the participants in the supplemental retirement plan and has named the Corporation as beneficiary. While no direct contract exists between the supplemental retirement plan and the life insurance contracts, it is management's current intent that the proceeds from the insurance contracts will be used to help offset earlier payments made under the supplemental retirement plan. The Corporation is recording an expense equal to the projected present value of the payment due at retirement based on the projected remaining years of service using the projected unit credit method. The expense attributable to the plan, included in salaries and employee benefits, was approximately $126,000, $133,000 and $33,000 in 1996, 1995 and 1994. The cash surrender value of the life insurance was approximately $1,491,000 and $1,439,000 at December 31, 1996 and 1995, and is included in other assets in the consolidated balance sheets.



                                      -66-
                                   (Continued)
                                                                            F-19

                     RURBAN FINANCIAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  Years ended December 31, 1996, 1995 and 1994


NOTE 7 - OTHER EXPENSES

The following is an analysis of other expenses for the years ended December 31, 1996, 1995 and 1994:

                                                   1996            1995            1994
                                                  ------          ------          ------
    Amortization of intangible assets         $    285,000    $   634,000    $    217,000
    Advertising expense                            271,407        259,938         233,548
    Professional fees                            1,266,327      1,097,162         853,241
    Insurance expense                              123,893        525,189         702,172
    Data processing fees                           426,771        436,983         323,942
    Printing, stationery and supplies              689,489        604,340         587,995
    Postage and delivery expense                   337,544        304,362         241,441
    State, local and other taxes                   610,792        630,829         586,899
    Other operating expenses                     1,683,026      1,110,274       1,140,752
                                              ------------    -----------    ------------
                                              $  5,694,249    $ 5,603,077    $  4,886,990
                                              ============    ===========    ============


NOTE 8 - INCOME TAX EXPENSE

Income tax expense consists of the following for the years ended December 31, 1996, 1995 and 1994:

                                                   1996            1995            1994
                                                  ------          ------          ------

      Current expense                         $  2,386,704    $ 2,915,522    $  1,668,675
      Deferred expense (benefit)                   (24,563)      (788,418)        229,990
                                              ------------    -----------    ------------
                                              $  2,362,141    $ 2,127,104    $  1,898,665
                                              ============    ===========    ============

Tax expense (benefit) on net securities gains (losses) were $11,521, $1,058 and $(2,909) in 1996, 1995 and 1994.

The difference between the financial statement income tax expense and amounts computed by applying the statutory federal income tax rate to income before income tax expense is as follows for the years ended December 31, 1996, 1995 and 1994:

                                                   1996            1995            1994
                                                  ------          ------          ------

    Statutory tax rate                             34%            34%            34%
    Income taxes computed at the
      statutory federal income tax rate       $  2,451,861    $ 2,115,452    $  1,975,073
    Add (subtract) tax effect of
        Tax-exempt income                         (200,737)      (184,312)       (149,706)
        Non-deductible expenses  and other         111,017        195,964          73,298
                                              ------------    -----------    ------------
                                              $  2,362,141    $ 2,127,104    $  1,898,665
                                              ============    ===========    ============



                                      -67-
                                   (Continued)

                     RURBAN FINANCIAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  Years ended December 31, 1996, 1995 and 1994


NOTE 8 - INCOME TAX EXPENSE (Continued)

The components of the net deferred tax asset recorded in the consolidated balance sheets as of December 31, 1996 and 1995 are as follows:

                                                       1996            1995
    Deferred tax assets
        Provision for loan losses                  $ 1,252,221    $  1,061,264
        Mark-to-market adjustment                            -         162,050
        Net deferred loan fees                          48,427          65,309
        Net unrealized depreciation on
          securities available for sale                  2,567               -
        Accrued compensation and benefits              154,880         185,003
        Other                                          112,837         118,250
                                                   -----------    ------------
                                                   $ 1,570,932    $  1,591,876
                                                   ===========    ============

    Deferred tax liabilities
        Net unrealized appreciation on
          securities available for sale             $        -    $   (231,549)
        Depreciation                                  (113,232)       (139,185)
        Purchase accounting adjustments               (196,360)       (259,324)
        Mark-to-market adjustment                      (43,883)              -
        Other                                           (1,526)         (4,566)
                                                    ----------    ------------
                                                      (355,001)       (634,624)
    Valuation allowance                                      -               -
                                                    ----------    ------------
                                                    $1,215,931    $    957,252
                                                    ==========    ============

NOTE 9 - RELATED PARTY TRANSACTIONS

Certain directors, executive officers and principal shareholders of the Corporation, including associates of such persons, were loan customers during 1996. A summary of the related party loan activity, for loans aggregating $60,000 or more to any one related party, follows for the year ended December 31, 1996:

    Balance, January 1, 1996                       $ 3,512,000
        New loans                                   18,423,000
        Repayments                                 (14,469,000)
        Other changes                                  425,000
                                                   -----------

    Balance, December 31, 1996                     $ 7,891,000
                                                   ===========

Other changes include adjustments for loans applicable to one reporting period that are excludable from the other reporting period.



                                      -68-
                                   (Continued)

                     RURBAN FINANCIAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  Years ended December 31, 1996, 1995 and 1994


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

The Corporation has the following commitments outstanding at December 31:

                                                       1996            1995
                                                       ----            ----
    Fixed rate loan commitments and unused
      lines of credit                              $ 12,613,000    $   4,491,000
    Variable rate loan commitments and unused
      lines of credit                                54,948,000       47,552,000
    Standby letters of credit                         2,431,000        2,945,000
                                                   ------------    -------------
                                                   $ 69,992,000    $  54,988,000
                                                   ============    =============

Fixed rate loan commitments and unused lines of credit, at December 31, 1996, are at current rates, ranging primarily from 5.45% to 12.00% and are primarily for terms of up to two years.

Variable rate loan commitments and unused lines of credit, at December 31, 1996, are at current rates, ranging primarily from 7.50% to 16.50% and are primarily for terms of up to two years. The primary index used for adjustments is the prime rate.

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

There are various contingent liabilities that are not reflected in the consolidated financial statements, including claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material effect on the Corporation's consolidated financial condition or results of operations.

The Corporation was required to have approximately $4,802,000 and $3,475,000 of cash on hand or on deposit with the Federal Reserve Bank to meet regulatory reserve and clearing requirements at December 31, 1996 and 1995. These balances do not earn interest.


                                      -69-
                                   (Continued)

                     RURBAN FINANCIAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  Years ended December 31, 1996, 1995 and 1994


NOTE 11 - PARENT COMPANY FINANCIAL STATEMENTS

Presented below are condensed financial statements for the parent company, Rurban Financial Corp.:

                            CONDENSED BALANCE SHEETS
                           December 31, 1996 and 1995

                                                      1996            1995
                                                      ----            ----
ASSETS
Cash and cash equivalents                         $     468,782   $     844,790
Securities available for sale                           506,614         306,097
Investment in and advances to subsidiaries
    Banking subsidiaries                             37,575,479      36,520,419
    Non-banking subsidiaries                          2,648,882       2,238,418
                                                  -------------   -------------
        Total investment in subsidiaries             40,224,361      38,758,837
Other assets                                            827,280         834,052
                                                  -------------   -------------

        Total assets                              $  42,027,037   $  40,743,776
                                                  =============   =============

LIABILITIES
Other liabilities                                 $     538,389   $     665,285
                                                  -------------   -------------
        Total liabilities                               538,389         665,285

COMMON STOCK SUBJECT TO REPURCHASE
  OBLIGATION IN ESOP                                  9,387,588       9,333,027

UNEARNED ESOP SHARES                                 (1,490,000)              -

SHAREHOLDERS' EQUITY                                 33,591,060      30,745,464
                                                  -------------   -------------

    Total liabilities and shareholders' equity    $  42,027,037   $  40,743,776
                                                  =============   =============


                                      -70-
                                   (Continued)

                     RURBAN FINANCIAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  Years ended December 31, 1996, 1995 and 1994


NOTE 11 - PARENT COMPANY FINANCIAL STATEMENTS (Continued)


                         CONDENSED STATEMENTS OF INCOME
                  Years ended December 31, 1996, 1995 and 1994

                                                       1996            1995           1994
                                                       ----            ----           ----
Income
    Interest on securities-non-taxable              $    21,070    $      5,347   $          -
    Dividends from subsidiaries
        Banking subsidiaries                          2,325,000       3,015,000      3,900,000
        Non-banking subsidiaries                         50,000          75,000        300,000
                                                    -----------    ------------   ------------
           Total                                      2,375,000       3,090,000      4,200,000
    Noninterest income                                   17,869          11,509              -
                                                    -----------    ------------   ------------
        Total income                                  2,413,939       3,106,856      4,200,000

Noninterest expense                                   1,423,660         896,999        685,952
                                                    -----------    ------------   ------------

Income before income tax benefit and equity
  in undistributed net income of subsidiaries           990,279       2,209,857      3,514,048

Income tax benefit                                      448,950         302,011        233,224
                                                    -----------    ------------   ------------

Income before equity in undistributed
  net income of subsidiaries                          1,439,229       2,511,868      3,747,272

Equity in undistributed net income of subsidiaries
    Banking subsidiaries                              2,999,521       1,358,754         80,153
    Non-banking subsidiaries                            410,464         224,191         82,949
                                                    -----------    ------------   ------------
        Total                                         3,409,985       1,582,945        163,102
                                                    -----------    ------------   ------------

Net income                                          $ 4,849,214    $  4,094,813   $  3,910,374
                                                    ===========    ============   ============




                                      -71-
                                   (Continued)

                     RURBAN FINANCIAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  Years ended December 31, 1996, 1995 and 1994


NOTE 11 - PARENT COMPANY FINANCIAL STATEMENTS (Continued)

                       CONDENSED STATEMENTS OF CASH FLOWS
                  Years ended December 31, 1996, 1995 and 1994


                                                        1996            1995           1994
                                                        ----            ----           ----
Cash flows from operating activities
    Dividends received from subsidiaries
        Banking subsidiaries                        $ 2,325,000    $  3,015,000   $  3,900,000
        Non-banking subsidiaries                         50,000          75,000        300,000
                                                    -----------    ------------   ------------
           Total                                      2,375,000       3,090,000      4,200,000
    Cash paid to suppliers and employees             (1,445,917)       (681,050)      (744,321)
    Income tax refunds                                  375,026         253,486        269,455
                                                    -----------    ------------   ------------
        Net cash from operating activities            1,304,109       2,662,436      3,725,134

Cash flows from investing activities
    Investment in banking subsidiary                          -               -     (2,378,046)
    Purchase of securities available for sale          (200,517)       (306,097)             -
    Cash paid for life insurance premiums                     -        (716,613)             -
                                                    -----------    ------------   ------------
        Net cash from investing activities             (200,517)     (1,022,710)    (2,378,046)

Cash flows from financing activities
    Cash dividends paid                              (1,308,975)     (1,310,627)    (1,264,128)
    Cash paid to repurchase common stock               (170,625)              -              -
                                                    -----------    ------------   ------------
        Net cash from financing activities           (1,479,600)     (1,310,627)    (1,264,128)
                                                    -----------    ------------   ------------

Net change in cash and cash equivalents                (376,008)        329,099         82,960

Cash and cash equivalents at beginning
  of year                                               844,790         515,691        432,731
                                                    -----------    ------------   ------------

Cash and cash equivalents at end of year            $   468,782    $    844,790   $    515,691
                                                    ===========    ============   ============



                                      -72-
                                   (Continued)

                     RURBAN FINANCIAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  Years ended December 31, 1996, 1995 and 1994


NOTE 11 - PARENT COMPANY FINANCIAL STATEMENTS (Continued)


                 CONDENSED STATEMENTS OF CASH FLOWS (CONTINUED)
                  Years ended December 31, 1996, 1995 and 1994

                                                       1996              1995             1994
                                                       ----              ----             ----
Reconciliation of net income to net cash
  from operating activities
     Net income                                    $ 4,849,214       $ 4,094,813       $ 3,910,374
     Adjustments to reconcile net income to
       net cash from operating activities
        Equity in undistributed net income
          of subsidiaries
           Banking subsidiaries                     (2,999,521)       (1,358,754)          (80,153)
           Non-banking subsidiaries                   (410,464)         (224,191)          (82,949)
        Change in other assets                           6,772           (66,596)             --
        Change in other liabilities                   (141,892)          217,164           (58,369)
                                                   -----------       -----------       -----------
           Net cash from operating activities      $ 1,304,109       $ 2,662,436       $ 3,725,134
                                                   ===========       ===========       ===========

Supplemental disclosures of cash
  flow information

     Non-cash increases related to Citizens
       Bank acquisition
        Common stock                               $      --         $      --         $   387,500
        Additional paid-in capital                        --                --           2,518,373



                                      -73-
                                   (Continued)

                     RURBAN FINANCIAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  Years ended December 31, 1996, 1995 and 1994


NOTE 12 - FAIR VALUES OF FINANCIAL INSTRUMENTS

The following table shows the estimated fair values and the related carrying values of the Corporation's financial instruments at December 31, 1996 and 1995. Items which are not financial instruments are not included.

                                                      1 9 9 6                                1 9 9 5
                                        ________________________________        _________________________________

                                           Carrying            Estimated           Carrying            Estimated
                                             Value            Fair Value             Value            Fair Value

Financial assets
  Cash and cash equivalents             $  34,027,263       $  34,027,000       $  28,379,656       $  28,380,000
  Interest-bearing deposits in
    other financial institutions              180,000             180,000             180,000             180,000
  Securities available for sale            66,635,889          66,636,000          90,329,866          90,330,000
  Loans, net of allowance for loan
    losses (including loans held
    for sale)                             315,254,876         312,643,000         276,044,137         274,564,000
  Accrued interest receivable               3,298,902           3,299,000           3,240,154           3,240,154
  Cash surrender value of
    life insurance                          2,093,000           2,093,000           2,035,000           2,035,000

Financial liabilities
  Demand and savings deposits            (203,709,830)       (203,710,000)       (179,133,751)       (179,134,000)
  Time deposits                          (184,056,243)       (183,925,000)       (188,662,787)       (190,368,000)
  Accrued interest payable                 (2,596,921)         (2,597,000)         (2,315,688)         (2,316,000)



For purposes of the above disclosures of estimated fair values, the following assumptions were used as of December 31, 1996 and 1995. The estimated fair value for cash and cash equivalents, accrued interest receivable, cash surrender value of life insurance and accrued interest payable are considered to approximate cost. The estimated fair value for interest-bearing deposits in other financial institutions and securities available for sale is based on quoted market values for the individual deposits or securities or for equivalent deposits or securities. The estimated fair value for loans is based on estimates of the difference in interest rates the Corporation would charge the borrowers for similar such loans with similar maturities made at December 31, 1996 and 1995, applied for an estimated time period until the loan is assumed to reprice or be paid. The estimated fair value for demand and savings deposits is based on their carrying value. The estimated fair value for time deposits is based on estimates of the rate the Corporation would pay on such deposits at December 31, 1996 and 1995, applied for the time period until maturity. The estimated fair value for other financial instruments and off-balance-sheet loan commitments approximate cost at December 31, 1996 and 1995 and are not considered significant to this presentation.


                                      -74-
                                   (Continued)

                     RURBAN FINANCIAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  Years ended December 31, 1996, 1995 and 1994


NOTE 12 - FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)

While these estimates of fair value are based on management's judgment of the most appropriate factors, there is no assurance that were the Corporation to have disposed of such items at December 31, 1996 and 1995, the value received would necessarily equal the estimated fair values at that date, since market values may differ depending on various circumstances. The estimated fair values at December 31, 1996 and 1995 should not necessarily be considered to apply at subsequent dates.

In addition, other assets and liabilities of the Corporation that are not defined as financial instruments are not included in the above disclosures, such as premises and equipment. Also, non-financial instruments typically not recognized in the financial statements nevertheless may have value but are not included in the above disclosures. These include, among other items, the estimated earnings power of core deposit accounts, the earnings potential of loan servicing rights, the earnings potential of trust assets, the trained work force, customer goodwill and similar items.


NOTE 13 - REGULATORY MATTERS

The Corporation and its subsidiary banks are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings, and other factors, and the regulators can lower classifications in certain cases. Failure to meet various capital requirements can initiate regulatory action that could have a direct material effect on the consolidated financial statements.

The prompt corrective action regulations provide five classifications, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If only adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and plans for capital restoration are required. The minimum requirements are:

                                   Capital to risk-
                                    weighted assets         Tier 1 capital
                                  Total        Tier 1      to average assets

    Well capitalized               10%            6%              5%
    Adequately capitalized          8%            4%              4%
    Undercapitalized                6%            3%              3%



                                      -75-
                                   (Continued)

                     RURBAN FINANCIAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  Years ended December 31, 1996, 1995 and 1994


NOTE 13 - REGULATORY MATTERS (Continued)

At year end, consolidated actual capital levels (in millions) and minimum required levels were:

                                                                                       Minimum Required
                                                                 Minimum Required   To Be Well Capitalized
                                                                    For Capital     Under Prompt Corrective
                                                 Actual          Adequacy Purposes    Action Regulations
                                            Amount    Ratio       Amount    Ratio       Amount   Ratio
____________________________________________________________________________________________________________
1996
Total capital (to risk weighted assets)
  Consolidated                               $44.5   13.9%        $ 25.7    8.0%        $32.1    10.0%
  State Bank                                  25.9   12.9           16.0    8.0          20.0    10.0
Tier 1 capital (to risk weighted assets)
  Consolidated                                40.5   12.6           12.8    4.0          19.3     6.0
  State Bank                                  23.4   11.7            8.0    4.0          12.0     6.0
Tier 1 capital (to average assets)
  Consolidated                                40.5    9.4           17.2    4.0          21.5     5.0
  State Bank                                  23.4    9.0           10.4    4.0          13.0     5.0

1995
Total capital (to risk weighted assets)
  Consolidated                                42.2   13.8           24.5    8.0          30.6    10.0
  State Bank                                  24.0   12.6           15.2    8.0          18.9    10.0
Tier 1 capital (to risk weighted assets)
  Consolidated                                38.3   12.5           12.3    4.0          18.4     6.0
  State Bank                                  21.6   11.4            7.6    4.0          11.4     6.0
Tier 1 capital (to average assets)
  Consolidated                                38.3    9.3           16.4    4.0          20.5     5.0
  State Bank                                  21.6    8.8            9.8    4.0          12.3     5.0


The Corporation and State Bank at year end 1996 were categorized as well capitalized. All other subsidiary banks are not considered significant for this presentation.


NOTE 14 - SUPPLEMENTAL CASH FLOW DISCLOSURES

On October 3, 1994, Rurban Financial Corp. purchased all of the common stock of Citizens Savings Bank for $2,378,046 in cash and issued 155,000 common shares at a market value of $18.75 per share. In conjunction with the acquisition, liabilities were assumed as follows:

        Fair value of assets acquired               $  58,707,000
        Cash paid                                      (2,378,046)
        Common stock issued                            (2,905,873)
                                                    -------------

           Liabilities assumed                      $  53,423,081
                                                    =============




                                      -76-

                             RURBAN FINANCIAL CORP.

                           ANNUAL REPORT ON FORM 10-K
                     FOR FISCAL YEAR ENDED DECEMBER 31, 1996


                                INDEX TO EXHIBITS



Exhibit No.          Description                             Page No.
________________________________________________________________________________

 3(a)   Amended Articles of Registrant, as      Incorporated herein by reference
        amended                                 to Registrant's Annual Report on
                                                Form 10-K for the fiscal year
                                                ended December 31, 1989 (File
                                                No. 0-13507) [Exhibit 3(a)(i)].

 3(b)   Certificate of Amendment to the         Incorporated herein by reference
        Amended Articles of Rurban Financial    to Registrant's Annual Report on
        Corp.                                   Form 10-K for the fiscal year
                                                ended December 31, 1993
                                                (File No. 0-13507) [Exhibit
                                                3(b)].

 3(c)   Regulations of Registrant, as amended   Incorporated herein by reference
                                                to Registrant's Annual Report on
                                                Form 10-K for the fiscal year
                                                ended December 31, 1986 (File
                                                No. 0-13507) [Exhibit 3(b)].

10(a)   Employees' Stock Ownership Plan of      Incorporated herein by reference
        Rurban Financial Corp.                  to Registrant's Annual Report on
                                                Form 10-K for the fiscal year
                                                ended December 31, 1993 (File
                                                No. 0-13507) [Exhibit 10(a)].

10(b)   First Amendment to Employees' Stock     Incorporated herein by reference
        Ownership Plan of Rurban Financial      to Registrant's Annual Report on
        Corp., dated June 14, 1993 and made     Form 10-K for the fiscal year
        to be effective as of January 1, 1993   ended December 31, 1993
                                                (File No. 0-13507) [Exhibit
                                                10(b)].

Exhibit No.          Description                             Page No.
________________________________________________________________________________


10(c)   Second Amendment to Employees' Stock    Incorporated herein by reference
        Ownership Plan of Rurban Financial      to Registrant's Annual Report on
        Corp., dated March 14, 1994 and made    Form 10-K for the fiscal year
        to be effective as of January 1, 1993   ended December 31, 1993 (File
                                                No. 0-13507) [Exhibit 10(c)].

10(d)   Third Amendment to Employees' Stock     Incorporated herein by reference
        Ownership Plan of Rurban Financial      to Registrant's Annual Report on
        Corp., dated March 13, 1995             Form 10-K for the fiscal year
                                                ended December 31, 1994 (File
                                                No. 0-13507) [Exhibit 10(d)].

10(e)   Fourth Amendment to Employees' Stock    Incorporated herein by reference
        Ownership Plan of Rurban Financial      to Registrant's Annual Report on
        Corp., dated June 10, 1995 and made     Form 10-K for the fiscal year
        to be effective as of January 1, 1995   ended December 31, 1995 (File
                                                No. 0-13507) [Exhibit 10(e)].

10(f)   The Rurban Financial Corp. Savings      Incorporated herein by reference
        Plan and Trust                          to Registrant's Annual Report on
                                                Form 10-K for the fiscal year
                                                ended December 31, 1990 (File
                                                No. 0-13507) [Exhibit 10(g)].

10(g)   First Amendment to The Rurban           Incorporated herein by reference
        Financial Corp. Savings Plan and        to Registrant's Annual Report on
        Trust, dated December 10, 1990 and      Form 10-K for the fiscal year
        effective January 1, 1990               ended December 31, 1990  (File
                                                No. 0-13507) [Exhibit 10(g)].

10(h)   Second Amendment to The Rurban          Incorporated herein by reference
        Financial Corp. Savings Plan and        to Registrant's Annual Report on
        Trust, dated March 11, 1991,            Form 10-K for the fiscal year
        effective February 1, 1991              ended December 31, 1992 (File
                                                No. 0-13507) [Exhibit 10(d)].

10(i)   Third Amendment to The Rurban           Incorporated herein by reference
        Financial Corp. Savings Plan and        to Registrant's Annual Report on
        Trust, dated June 11, 1991              Form 10-K for the fiscal year
                                                ended December 31, 1992 (File
                                                No. 0-13507) [Exhibit 10(e)].

Exhibit No.          Description                             Page No.
________________________________________________________________________________

10(j)   Fourth Amendment to The Rurban          Incorporated herein by reference
        Financial Corp. Savings Plan and        to Registrant's Annual Report on
        Trust, dated July 14, 1992, effective   Form 10-K for the fiscal year
        May 1, 1992                             ended December 31, 1992 (File
                                                No. 0-13507) [Exhibit 10(f)].

10(k)   Fifth Amendment to The Rurban           Incorporated herein by reference
        Financial Corp. Savings Plan and        to Registrant's Annual Report on
        Trust, dated March 14, 1994             Form 10-K for the fiscal year
                                                ended December 31, 1993
                                                (File No. 0-13507) [Exhibit
                                                10(i)].

10(l)   Sixth Amendment to The Rurban           Incorporated herein by reference
        Financial Corp. Savings Plan and        to Registrant's Annual Report on
        Trust dated May 1, 1995                 Form 10-K for the fiscal year
                                                ended December 31, 1995 (File
                                                No. 0-13507) [Exhibit 10(l)].

10(m)   Summary of Incentive Compensation       Incorporated herein by reference
        Plan of State Bank                      to Registrant's Annual Report on
                                                Form 10-K for the fiscal year
                                                ended December 31, 1993
                                                (File No. 0-13507) [Exhibit
                                                10(j)].

10(n)   Summary of Bonus Program adopted by     Incorporated herein by reference
        the Trust Department of State Bank      to Registrant's Annual Report on
        for the benefit of Robert W. Constien   Form 10-K for the fiscal year
        in his capacity as Manager of the       ended December 31, 1991 (File
        Trust Department                        No. 0-13507) [Exhibit 10(e)].

10(o)   Summary of Bonus Program for the        Incorporated herein by reference
        Trust Department of State Bank          to Registrant's Annual Report on
                                                Form 10-K for the fiscal year
                                                ended December 31, 1992 (File
                                                No. 0-13507 [Exhibit 10(i)].

Exhibit No.          Description                             Page No.
________________________________________________________________________________

10(p)   Summary of Sales Bonus Program of       Incorporated herein by reference
        State Bank                              to Registrant's Annual Report on
                                                Form 10-K for the fiscal year
                                                ended December 31, 1994
                                                (File No. 0-13507)
                                                [Exhibit 10(n)].

10(q)   Summary of Rurban Financial Corp.       Incorporated herein by reference
        Bonus Plan                              to Registrant's Annual Report on
                                                Form 10-K for the fiscal year
                                                ended December 31, 1993
                                                (File No. 0-13507) [Exhibit
                                                10(q)].

10(r)   Executive Salary Continuation           Incorporated herein by reference
        Agreement, dated December 15, 1994,     to Registrant's Annual Report on
        between Rurban Financial Corp. and      Form 10-K for the fiscal year
        Richard C. Burrows                      ended December 31, 1994
                                                (File No. 0-13507) [Exhibit
                                                10(p)].

10(s)   Executive Salary Continuation           Incorporated herein by reference
        Agreement, dated October 11,  1995,     to Registrant's Annual Report on
        between Rurban Financial Corp. and      Form 10-K for the fiscal year
        Thomas C. Williams; and Schedule A to   ended December 31, 1995 (File
        Exhibit 10(s) identifying other         No. 0-13507) [Exhibit 10(s)].
        identical Executive Salary
        Continuation Agreements between
        executive officers of Rurban
        Financial Corp. and Rurban Financial
        Corp.

10(t)   Description of Split-Dollar Insurance   Incorporated herein by reference
        Policies Maintained for Certain         to Registrant's Annual Report on
        Executive Officers of Rurban            Form 10-K for the fiscal year
        Financial Corp.                         ended December 31, 1995 (File
                                                No. 0-13507) [Exhibit 10(t)].

10(u)   Rurban Financial Corp. Stock Option     Pages 82 through 92 of this
        Plan                                    Annual Report on Form 10-K.

10(v)   Rurban Financial Corp. Plan to Allow    Pages 93 through 97 of the
        Directors to Elect to Defer             Annual Report on Form 10-K.
        Compensation

Exhibit No.          Description                             Page No.
________________________________________________________________________________



11      Statement re Computation of Per Share   Page 59 [included in Note 1 of
        Earnings                                the Notes to the Consolidated
                                                Financial Statements of
                                                Registrant in the financial
                                                statements portion of this
                                                Annual Report on Form 10-K].

21      Subsidiaries of Registrant              Incorporated herein by reference
                                                to Registrant's Annual Report on
                                                Form 10-K for the fiscal year
                                                ended December 31, 1994
                                                (File No. 0-13507) [Exhibit 21].

24      Powers of Attorney                      Pages 98 through 108 of this
                                                Annual Report on Form 10-K.

27      Financial Data Schedule                 Pages 109 through 111 of this
                                                Annual Report on Form 10-K.