Form 10-Q
period 1997-03-31
RURBAN FINANCIAL CORP
filed 1997-05-15
CIK 767405

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997.

                                       OR

[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________to _____________________

Commission file number 0-13507

                             RURBAN FINANCIAL CORP.
           _________________________________________________________
             (Exact name of registrant as specified in its charter)

             Ohio                                         34-1395608
_______________________________             ____________________________________
(State of other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

                    401 Clinton Street, Defiance, Ohio 43512
           _________________________________________________________
                    (Address of principal executive offices)
                                   (Zip Code)

                                  (419)783-8950
           _________________________________________________________
              (Registrant's telephone number, including area code)

                                      None
           _________________________________________________________
             (Former name, former address and former fiscal year, if
                          changed since last report.)


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes __X__           No _____

     The number of common shares of Rurban Financial Corp. outstanding was 2,287,851 on May 1, 1997.

                         PART 1 - FINANCIAL INFORMATION

Item 1. Financial statements

        The interim consolidated financial statements of Rurban Financial Corp. are unaudited; however, the information contained herein reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of financial condition and results of operations for the interim periods presented. All adjustments reflected in these financial statements are of a normal recurring nature in accordance with Rule 10-01(b) (8) of Regulation S-X. Results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results for the complete year.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

RURBAN FINANCIAL CORP. AND SUBSIDIARIES

                                                       March 31      December 31
                                                         1997           1996
                                                      -----------    -----------
                                                      (Unaudited)      (Note)

ASSETS

Cash and due from banks                              $ 17,016,254   $ 18,718,263
Federal funds sold                                     19,182,582     15,309,000
                                                     ------------   ------------
   TOTAL CASH AND CASH EQUIVALENTS                     36,198,836     34,027,263
Interest-bearing deposits in other
   financial institutions                                 180,000        180,000
Securities available for sale                          67,134,780     66,635,889
Loans held for sale, net of valuation allowance of
   $86,000 in 1997 and $31,119 in 1996                  2,206,172      1,875,636
Loans, net of allowance for losses of $5,274,050
   in 1997 and $5,066,600 in 1996                     317,914,551    313,379,240
Premises and equipment, net                             8,904,426      8,827,838
Accrued interest and other assets                       9,797,731      8,346,907
                                                     ------------   ------------

                         TOTAL ASSETS                $442,336,496   $433,272,773
                                                     ============   ============


                                                               March 31          December 31
                                                                 1997               1996
                                                             -----------         -----------
                                                             (Unaudited)           (Note)
LIABILITIES AND SHAREHOLDERS' EQUITY
        Deposits:
        Noninterest bearing                                 $  43,137,462      $  42,323,683
        Interest bearing                                      351,895,158        345,442,390
                                                            -------------      -------------
                             TOTAL DEPOSITS                   395,032,620        387,766,073

        Accrued expenses and other liabilities                  5,163,032          4,018,052
                                                            -------------      -------------
                              TOTAL LIABILITIES               400,195,652        391,784,125

        Common stock subject to repurchase obligation
           in ESOP (shares outstanding:
           1997 - 328,582, 1996 - 328,582)                      9,387,588          9,387,588
        Unearned ESOP shares (unearned shares:
           1997 - 46,879, 1996 - 46,879)                       (1,490,000)        (1,490,000)
        Common stock, stated value $2.50 per share
           Authorized--10,000,000 shares
           1,959,269 shares issued and outstanding
           in 1997 and 1996                                     4,898,173          4,898,173
        Additional paid-in capital                              8,672,955          8,672,955
        Retained Earnings                                      20,955,448         20,024,916
        Net unrealized appreciation (depreciation)
           on securities available-for-sale (net of tax
           of $145,953 in 1997 and $(2,567) in 1996)             (283,320)            (4,984)
                                                            -------------      -------------

                             TOTAL LIABILITIES AND
                             SHAREHOLDERS' EQUITY           $ 442,336,496      $ 433,272,773
                                                            =============      =============


See notes to condensed consolidated unaudited financial statements

Note: The balance sheet at December 31, 1996 has been derived from the audited financial statement at that date.



CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

RURBAN FINANCIAL CORP. AND SUBSIDIARIES

                                                                  Three Months Ended
                                                                       March 31
                                                            ----------------------------
                                                                1997             1996
Interest Income:
        Interest and fees on loans                          $ 7,438,472      $ 6,697,541
        Interest and dividends on securities:
        Taxable                                                 899,304        1,126,254
        Tax-exempt                                               78,511          111,425
        Other                                                   266,514          106,714
                                                            -----------      -----------
           TOTAL INTEREST INCOME                              8,682,801        8,041,934

Interest Expense:
        Deposits                                              3,776,545        3,556,004
        Short-term borrowings                                     7,798           11,809
                                                            -----------      -----------
        TOTAL INTEREST EXPENSE                                3,784,343        3,567,813
                                                            -----------      -----------
        NET INTEREST INCOME                                   4,898,458        4,474,121
        Provision for losses                                    216,000          256,009
                                                            -----------      -----------
           NET INTEREST INCOME AFTER
                PROVISION FOR LOSSES                          4,682,458        4,218,112

Noninterest income:
        Trust Department                                        574,445          508,315
        Service charges on deposit accounts                     274,112          281,997
        Data processing fees                                    623,649          617,014
        (Loss) on sale of securities available-for-sale          (2,687)           - - -
        Net Gain (loss) on sale of loans                        200,656           (2,765)
        Other                                                   162,789          135,373
                                                            -----------      -----------
           TOTAL NONINTEREST INCOME                           1,832,964        1,539,934

Noninterest expense:
        Salaries and employee benefits                        2,372,774        1,952,077
        Net occupancy expense                                   253,267          253,420
        Equipment expense                                       513,077          518,947
        Other                                                 1,396,097        1,323,578
                                                            -----------      -----------
           TOTAL NONINTEREST EXPENSE                          4,535,215       4 ,048,022
               BEFORE INCOME TAXES                            1,980,207        1,710,024
        Income Tax Expense                                      637,862          567,337
                                                            -----------      -----------
           NET INCOME                                       $ 1,342,345      $ 1,142,687
                                                            ===========      ===========

Net income per Common Share (Note B)                        $      0.59      $      0.52
Average shares outstanding (Note B)                           2,287,851        2,184,378

See notes to condensed consolidated unaudited financial statements



CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHARE HOLDERS EQUITY
(UNAUDITED)

RURBAN FINANCIAL CORP. AND SUBSIDIARIES


                Three month periods ended March 31, 1996 and 1997
                                                                                       Net Unrealized
                                                                                        Appreciation
                                                                                     (Depreciation) on
                                                           Additional               Securities Available
                                               Common       Paid-In        Retained     For Sale, Net
                                                Stock       Capital        Earnings         of Tax
                                             ------------------------------------------------------------
Balances at January 1, 1996                  $4,717,277    $5,798,813    $ 19,779,897     $ 449,477

Net income for the three month period              --            --         1,142,687          --

Cash dividends declared ($0.15 per share)          --            --          (327,656)         --

Net change in unrealized appreciation
(depreciation) on securities available
for sale, net of tax of ($74,827)                  --            --              --        (145,253)
                                             ------------------------------------------------------
Balances at March 31, 1996                   $4,717,277    $5,798,813    $ 20,594,928     $ 304,224
                                             ======================================================

Balances at January 1, 1997                  $4,898,173    $8,672,955    $ 20,024,916     $  (4,984)

Net income for the three month period              --            --         1,342,345          --

Cash dividends declared ($0.18 per share)          --            --          (411,813)         --

Net change in unrealized appreciation
(depreciation) on securities available
for sale, net of tax of $(143,385)                 --            --              --        (278,336)
                                             ------------------------------------------------------

Balance at March 31, 1997                    $4,898,173    $8,672,955    $ 20,955,448     $(283,320)
                                             ======================================================




CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

RURBAN FINANCIAL CORP. AND SUBSIDIARIES
                                                                                  Three Months Ended
                                                                                       March 31
                                                                           -------------------------------
                                                                                1997             1996
Cash Flows From Operating Activities:
   Cash received from customers' fees and commissions                      $  1,634,995     $  1,539,934
   Cash paid to suppliers and employees                                      (4,373,832)      (3,694,180)
   Loans originated for sale                                                 (5,092,949)      (7,592,417)
   Proceeds from sales of loans held for sale                                 4,963,069        4,363,181
   Interest received                                                          8,640,874        7,614,982
   Interest paid                                                             (3,782,321)      (3,588,032)
   Income taxes paid                                                           (575,000)        (970,000)
                                                                           ------------     ------------
      Net cash from operating activities                                      1,414,836       (2,326,533)
                                                                           ------------     ------------

Cash Flows From Investing Activities:
   Net decrease in interest earning deposits
      in other financial institutions                                              --               --
   Proceeds from principal repayments, maturities and calls of:
      Securities available-for-sale                                          14,162,927       13,900,334
   Purchase of securities available-for-sale                                (15,117,597)      (5,159,101)
   Net (increase)/decrease in loans                                          (4,927,311)      (7,297,930)
   Recoveries on loan charge-offs                                               176,000           77,142
   Premises and equipment expenditures                                         (392,016)         (11,102)
                                                                           ------------     ------------
      Net cash from investing activities                                      6,097,997)       1,509,343
                                                                           ------------     ------------

Cash Flows From Financing Activities:
   Net increase/(decrease) in deposits                                        7,266,547       (6,304,917)
   Dividends paid                                                              (411,813)        (327,656)
                                                                           ------------     ------------
      Net cash from financing activities                                      6,854,734       (6,632,573)
                                                                           ------------     ------------

Net Change In Cash And Cash Equivalents                                       2,171,573       (7,449,763)

Cash And Cash Equivalents At Beginning Of Year                               34,027,263       28,379,656
                                                                           ------------     ------------

Cash And Cash Equivalents At End Of Period                                 $ 36,198,836     $ 20,929,893
                                                                           ============     ============





CONSOLIDATED STATEMENT OF CASH FLOWS -- CONTINUED (UNAUDITED)

                                                                                  Three Months Ended
                                                                                       March 31
                                                                           -------------------------------
                                                                                1997             1996
Reconciliation Of Net Income To Net
   Cash From Operating Activities
   Net income                                                              $  1,342,345     $  1,142,687
   Adjustments to reconcile net income to net cash from operating activities:
          Depreciation and amortization                                         346,798          309,723
          Amortization of intangible assets                                      45,000          134,500
          Provision for loan losses                                             216,000          256,009
          Loss on available for sale securities sold                              2,687            - - -
          Loans originated for sale                                          (5,092,949)      (7,592,418)
          Proceeds from sales of loans held for sale                          4,963,069        4,363,181
          Net (gains)/losses on loan sales                                     (200,656)           2,765
          Increase/(decrease) in other liabilities and interest payable       1,144,980          (44,945)
          (Increase)/decrease in other assets and interest receivable        (1,352,438)        (898,035)
                                                                           ------------     ------------
             Net cash from operating activities                            $  1,414,836     $ (2,326,533)
                                                                           ============     ============


NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

RURBAN FINANCIAL CORP. AND SUBSIDIARIES

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes included in the Corporation's annual report for the year ended December 31, 1996.

NOTE B--EARNINGS AND DIVIDENDS PER COMMON SHARE

Earnings per common share have been computed based on the weighted average number of shares outstanding during the periods presented. The number of shares used in the computation of earnings per common share was 2,287,851 for 1997 and 2,184,378 for 1996.

NOTE C - ACCOUNTING STANDARDS IMPLEMENTED IN 1997

SFAS No. 125, Accounting for Transfer and Servicing of Financial Assets and Extinguishment of Liabilities, provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities and requires a consistent application of a financial-components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred and derecognizes liabilities when extinguished. SFAS No. 125 also supersedes SFAS No. 122, and requires that servicing assets and liabilities be subsequently measured by amortization in proportion to and over the period of estimated net servicing obligation based on their fair values. SFAS No. 125 applies to transfers and extinguishments occurring after December 31, 1996, and early or retroactive application is not permitted. The statements will not have a material effect on the Corporation's consolidated financial position or results of operations.

NOTE D - RISK ELEMENTS AND LOAN LOSS RESERVE

There have been no changes in the Risk Elements and Loan Loss Reserve activity that would materially effect the Corporation's financial position or results of operations for the three months ended March 31, 1997.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Rurban Financial Corp. ("Rurban") was incorporated on February 23, 1983, under the laws of the State of Ohio. Rurban is a bank holding company registered with the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended. Rurban's subsidiaries, The State Bank and Trust Company ("State Bank"), The Peoples Banking Company ("Peoples Bank"), The First National Bank of Ottawa ("First National Bank") and The Citizens Savings Bank Company ("Citizens Bank") are engaged only in the industry segment of commercial banking. Rurban's subsidiary, Rurbanc Data Services, Inc., ("RDSI"), provides computerized data processing services for the Corporation's subsidiary banks as well as other banks and businesses. Rurban's subsidiary, Rurban Life Insurance Company ("Rurban Life") has a certificate of authority from the State of Arizona to transact insurance as a domestic life and disability reinsurer.

During the first quarter of 1997, the Corporation opened Peoples Savings Bank d.b.a. Rurban Mortgage Company, a residential mortgage loan production office in Clearwater, Florida. This office underwrites, processes, closes and sells residential first mortgages acquired through a network of real estate mortgage brokers in the Tampa Bay market.

LIQUIDITY

Liquidity relates primarily to the Corporation's ability to fund loan demand, meet deposit customers' withdrawal requirements and provide for operating expenses. Assets used to satisfy these needs consist of cash, federal funds sold, securities and loans held for sale. These assets are commonly referred to as liquid assets. Liquid assets were $106 million at March 31, 1997 compared to $103 million at December 31, 1996. The $3 million increase in liquid assets represents normal fluctuation and was not due to any change in policy of management regarding liquidity. Management recognizes that securities may need to be sold in the future to help fund loan demand and, accordingly, as of March 31, 1997, the entire securities portfolio of $67.1 million was classified as available-for-sale.

CAPITAL RESOURCES

Total shareholders' equity plus common stock subject to repurchase obligation in ESOP, net of unearned ESOP shares was $42,141,000 as of March 31, 1997, an increase of $652,000 over $41,489,000 as of December 31, 1996. The increase was primarily due to 1997 net income of $1,342,000, offset by cash dividends of $412,000 and a net change in unrealized appreciation (depreciation) in securities available for sale, net of tax of $(279,000).

The Corporation's subsidiaries exceed the applicable minimum regulatory capital requirements at March 31, 1997.

As of March 31, 1997, management is not aware of any current recommendations by banking regulatory authorities which, if they were to be implemented, would have, or are reasonably likely to have, a material adverse effect on the Corporation's liquidity, capital resources or operations.

Supplemental Information

Nonperforming loans increased $290,000 from December 31, 1996 to $1,345,000 or 0.42% of net loans at March 31, 1997.

Material Changes in Financial Condition

Loans grew $4.5 million from December 31, 1996 to $318 million at March 31, 1997; an annualized rate of 5.8 %.

Deposits grew $7.2 million from December 31, 1996 to $395 million at March 31, 1997; an annualized rate of 7.5%.

Material Changes in Results of Operations

Net interest income for the quarter ended March 31, 1997 was $4,898,458, an increase of $424,337 (9.5%) over the same period in 1996. This increase is due to an increase in the amount of earning assets and a favorable increase in yields on those assets.

Total noninterest income increased $293,030 to $1,832,964 due mainly to an increase of $66,130 in Trust Department fees and a March 1997 entry to record the $230,000 estimated value of servicing rights on $23 million of loans sold since the adoption of FAS 122 on January 1, 1996.


Total noninterest expense increased $487,193 for the quarter ended March 31, 1997 when compared to the same period in 1996. This was due primarily to increases in salaries and benefits of $420,697.

Income tax expense for the quarter was $637,862, an increase of $70,525 over the same period in 1996 due to an increase in taxable income.

The result of all these factors was an increase in net income of $199,658 to $1,342,345 for the three months ended March 31, 1997 when compared to the same period in 1996.

                           PART 11 - OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

(A)   Exhibits

      See index on exhibits on pages 13 and 14

(B)   Reports on Form 8-K

      None


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                                   RURBAN FINANCIAL CORP.


Date:  May 15, 1997                        By  /s/ Thomas C. Williams
                                               _________________________________
                                                   Thomas C. Williams
                                                   President & CEO


                                           By  /s/ Richard C. Warrener
                                               _________________________________
                                                   Richard C. Warrener
                                                   Senior Vice President &
                                                   Chief Financial Officer

                                INDEX TO EXHIBITS


EXHIBIT NO.                      DESCRIPTION
-----------                      -----------


27                               FINANCIAL DATA SCHEDULE