Form 10-Q
period 1997-06-30
RURBAN FINANCIAL CORP
filed 1997-08-14
CIK 767405

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997.
                                                -------------
                                       OR

[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                        TO
                               ----------------------   -----------------------
COMMISSION FILE NUMBER 0-13507
                      --------

                             RURBAN FINANCIAL CORP.
-------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             OHIO                                     34-1395608
-----------------------------------   -----------------------------------------
(State of other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)

                    401 Clinton Street, Defiance, Ohio 43512
                    ----------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                  (419)783-8950
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                                      None
              ----------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report.)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes    X                   No
                      ---------                 ----------

         The number of common shares of Rurban Financial Corp. outstanding was 2,287,851 on August 1, 1997.

                         PART 1 - FINANCIAL INFORMATION

Item 1. Financial statements

         The interim consolidated financial statements of Rurban Financial Corp. are unaudited; however, the information contained herein reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of financial condition and results of operations for the interim periods presented. All adjustments reflected in these financial statements are of a normal recurring nature in accordance with Rule 10- 01(b) (8) of Regulation S-X. Results of operations for the six months ended June 30, 1997 are not necessarily indicative of the results for the complete year.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

RURBAN FINANCIAL CORP. AND SUBSIDIARIES


                                                            June 30      December 31
                                                             1997           1996
                                                         ------------    ------------
                                                          (Unaudited)      (Note)
ASSETS

   Cash and due from banks                               $ 19,725,777    $ 18,718,263
   Federal funds sold                                       5,086,113      15,309,000
                                                         ------------    ------------
       TOTAL CASH AND CASH EQUIVALENTS                     24,811,890      34,027,263
   Interest-bearing deposits in other
       financial institutions                                 180,000         180,000
   Securities available for sale                           68,885,753      66,635,889
   Loans held for sale, net of valuation allowance of
       $37,000 in 1997 and $31,119 in 1996                  2,242,669       1,875,636
   Loans, net of allowance for losses of $5,343,341
       in 1997 and $5,066,600 in 1996                     341,771,924     313,379,240
   Premises and equipment, net                              8,735,976       8,827,838
   Accrued interest and other assets                        9,090,809       8,346,907
                                                         ------------    ------------
                                  TOTAL ASSETS           $455,719,021    $433,272,773
                                                         ============    ============

                                                                         June 30         December 31
                                                                           1997              1996
                                                                      -------------     -------------
                                                                       (Unaudited)          (Note)
LIABILITIES AND SHAREHOLDERS' EQUITY
     Deposits:
         Noninterest bearing                                          $  40,521,068     $  42,323,683
         Interest bearing                                               354,462,246       345,442,390
                                                                      -------------     -------------
                                    TOTAL DEPOSITS                      394,983,314       387,766,073

     Borrowed Funds                                                      13,163,384             - - -
     Accrued expenses and other liabilities                               4,085,514         4,018,052
                                                                      -------------     -------------
                                    TOTAL LIABILITIES                   412,232,212       391,784,125

     Common stock subject to repurchase obligation in ESOP (shares outstanding:
               1997 - 328,582, 1996 - 328,582)                            9,857,460         9,387,588
     Unearned ESOP shares (unearned shares:
               1997 - 46,879, 1996 - 46,879)                             (1,490,000)       (1,490,000)
     Common stock, stated value $2.50 per share
               Authorized--10,000,000 shares
               1,959,269 shares issued and outstanding
                           in 1997 and 1996                               4,898,173         4,898,173
     Additional paid-in capital                                           8,203,083         8,672,955
     Retained Earnings                                                   21,977,311        20,024,916
     Net unrealized appreciation (depreciation)
               on securities available-for-sale (net of tax
               of $21,008 in 1997 and $(2,567)
               in 1996)                                                      40,782            (4,984)
                                                                      -------------     -------------
                                    TOTAL LIABILITIES AND
                                    SHAREHOLDERS' EQUITY              $ 455,719,021     $ 433,272,773
                                                                      =============     =============


See notes to condensed consolidated unaudited financial statements

Note: The balance sheet at December 31, 1996 has been derived from the audited financial statement at that date.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

RURBAN FINANCIAL CORP. AND SUBSIDIARIES

                                                                     Three Months Ended
                                                                           June 30
                                                                    ----------------------
                                                                     1997           1996

Interest Income:
     Interest and fees on loans                                    $7,968,422     $6,970,866
     Interest and dividends on securities:
               Taxable                                                950,939        999,008
               Tax-exempt                                              74,328        108,738
     Other                                                            214,189         64,039
                                                                   ----------     ----------
               TOTAL INTEREST INCOME                                9,207,878      8,142,651

Interest Expense:
     Deposits                                                       3,958,182      3,486,198
     Short-term borrowings                                             58,750         61,371
                                                                   ----------     ----------
               TOTAL INTEREST EXPENSE                               4,016,932      3,547,569
                                                                   ----------     ----------
                     NET INTEREST INCOME                            5,190,946      4,595,082
     Provision for losses                                             235,000        270,000
                                                                   ----------     ----------
               NET INTEREST INCOME AFTER
                     PROVISION FOR LOSSES                           4,955,946      4,325,082

Noninterest income:
     Trust Department                                                 585,393        504,000
     Service charges on deposit accounts                              275,070        310,052
     Data processing fees                                             572,289        522,187
     Gain (Loss) on sale of securities available-for-sale             (29,330)        11,519
     Net Gain (loss) on sale of loans                                 150,737              0
     Other                                                            116,899        127,632
                                                                   ----------     ----------
               TOTAL NONINTEREST INCOME                             1,671,058      1,475,390

Noninterest expense:
     Salaries and employee benefits                                 2,423,964      1,934,431
     Net occupancy expense                                            255,909        264,787
     Equipment expense                                                501,974        472,961
     Other                                                          1,336,886      1,406,557
                                                                   ----------     ----------
               TOTAL NONINTEREST EXPENSE                            4,518,733      4,078,736
                                                                   ----------     ----------
               INCOME BEFORE INCOME TAXES                           2,108,271      1,721,736
     Income Tax Expense                                               674,595        540,398
                                                                   ----------     ----------
               NET INCOME                                          $1,433,676     $1,181,338
                                                                   ==========     ==========

Net income per Common Share (Note B)                               $     0.63     $     0.54
Average shares outstanding (Note B)                                 2,287,851      2,183,554

See notes to condensed consolidated unaudited financial statements

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

RURBAN FINANCIAL CORP. AND SUBSIDIARIES


                                                                   Six Months Ended
                                                                        June 30
                                                                -----------------------
                                                                  1997           1996

Interest Income:
     Interest and fees on loans                              $ 15,406,894     $13,668,407
     Interest and dividends on securities:
               Taxable                                          1,850,243       2,125,262
               Tax-exempt                                         152,839         220,163
     Other                                                        480,703         170,753
                                                             ------------     -----------
               TOTAL INTEREST INCOME                           17,890,679      16,184,585

Interest Expense:
     Deposits                                                   7,734,727       7,042,202
     Short-term borrowings                                         66,548          73,180
                                                             ------------     -----------
               TOTAL INTEREST EXPENSE                           7,801,275       7,115,382
                                                             ------------     -----------
                           NET INTEREST INCOME                 10,089,404       9,069,203
     Provision for losses                                         451,000         526,009
                                                             ------------     -----------
               NET INTEREST INCOME AFTER
                           PROVISION FOR LOSSES                 9,638,404       8,543,194

Noninterest income:
     Trust Department                                           1,159,838       1,012,315
     Service charges on deposit accounts                          549,182         592,049
     Data processing fees                                       1,195,938       1,139,201
     Gain (Loss) on sale of securities available-for-sale         (32,017)         11,519
     Net Gain (loss) on sale of loans                             351,393          12,850
     Other                                                        279,688         247,390
                                                             ------------     -----------
               TOTAL NONINTEREST INCOME                         3,504,022       3,015,324

Noninterest expense:
     Salaries and employee benefits                             4,796,738       3,886,508
     Net occupancy expense                                        509,176         518,207
     Equipment expense                                          1,015,051         991,908
     Other                                                      2,733,579       2,730,135
                                                             ------------     -----------
               TOTAL NONINTEREST EXPENSE                        9,054,544       8,126,758
                                                             ------------     -----------
               INCOME BEFORE INCOME TAXES                       4,087,882       3,431,760
     Income Tax Expense                                         1,312,457       1,107,735
                                                             ------------     -----------
               NET INCOME                                    $  2,775,425     $ 2,324,025
                                                             ============     ===========

Net income per Common Share (Note B)                         $       1.21     $      1.06
Average shares outstanding (Note B)                             2,287,851       2,183,554

See notes to condensed consolidated unaudited financial statements

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHARE HOLDERS EQUITY
(UNAUDITED)

RURBAN FINANCIAL CORP. AND SUBSIDIARIES

                      Six month period ended June 30, 1997



                                                                                           Net Unrealized
                                                                                            Appreciation
                                                                                          (Depreciation) on
                                                             Additional                  Securities Available
                                                Common        Paid-In        Retained      For Sale, Net
                                                Stock         Capital        Earnings         of Tax
                                             ----------    -----------     ------------      --------

Balances at January 1, 1997                  $4,898,173    $ 8,672,955     $ 20,024,916     $ (4,984)

Net income for the six month period                --             --          2,775,425         --

Cash dividends declared ($0.36 per share)          --             --           (823,030)        --

Change in market value of ESOP shares              --         (469,872)            --           --

Net change in unrealized appreciation
(depreciation) on securities available
for sale, net of tax of $(23,575)                  --             --               --         45,766
                                             ----------    -----------     ------------     --------


Balance at June 30, 1997                     $4,898,173    $ 8,203,083     $ 21,977,311     $ 40,782
                                             ==========    ===========     ============     ========

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

RURBAN FINANCIAL CORP. AND SUBSIDIARIES


                                                                       Six Months Ended
                                                                            June 30
                                                                      ----------------------
                                                                      1997              1996
Cash Flows From Operating Activities:
   Cash received from customers' fees and commissions             $  3,184,646     $  3,003,805
   Cash paid to suppliers and employees                             (8,506,049)      (7,782,044)
   Loans originated for sale                                       (12,428,726)     (14,589,566)
   Proceeds from sales of loans held for sale                       12,413,086        8,626,009
   Interest received                                                17,542,926       16,038,025
   Interest paid                                                    (7,664,284)      (7,160,586)
   Income taxes paid                                                (1,577,000)      (1,386,500)
                                                                  ------------     ------------
        Net cash from operating activities                           2,964,599       (3,250,857)
                                                                  ------------     ------------

Cash Flows From Investing Activities:
   Proceeds from sale of securities available for sale               4,979,920              -0-
   Proceeds from principal repayments, maturities and calls of
        securities available-for-sale                               15,529,367       29,689,533
   Purchase of securities available-for-sale                       (22,821,827)      (9,170,699)
   Net (increase)/decrease in loans                                (29,095,684)     (24,377,350)
   Recoveries on loan charge-offs                                      252,000          241,296
   Premises and equipment expenditures                                (581,343)        (179,701)
                                                                  ------------     ------------
        Net cash from investing activities                         (31,737,567)      (3,796,921)
                                                                  ------------     ------------

Cash Flows From Financing Activities:
   Net increase/(decrease) in deposits                               7,217,241       (4,989,023)
   Net increase/(decrease) in short term borrowings                 13,163,384        2,668,000
   Common stock retirement                                                   0         (170,625)
   Dividends paid                                                     (823,030)        (655,312)
                                                                  ------------     ------------
        Net cash from financing activities                          19,557,595      (3,146,960)
                                                                  ------------     ------------

Net Change In Cash And Cash Equivalents                             (9,215,373)     (10,194,738)

Cash And Cash Equivalents At Beginning Of Year                      34,027,263       28,379,656
                                                                  ------------     ------------

Cash And Cash Equivalents At End Of Period                        $ 24,811,890     $ 18,184,918
                                                                  ============     ============

CONSOLIDATED STATEMENT OF CASH FLOWS - CONTINUED (UNAUDITED)


                                                                                    Six Months Ended
                                                                                       June 30
                                                                                 ---------------------
                                                                                 1997             1996

Reconciliation Of Net Income To Net
   Cash From Operating Activities
   Net income                                                                $  2,775,425     $  2,324,025
   Adjustments to reconcile net income to net cash from operating activities:
            Depreciation and amortization                                         773,205          600,813
            Amortization of intangible assets                                      90,000          184,000
            Provision for loan losses                                             451,000          526,009
            Net (gains)/losses on securities                                       32,017          (11,519)
            Loans originated for sale                                         (12,428,726)     (14,589,566)
            Proceeds from sales of loans held for sale                         12,413,086        8,626,009
            Net (gains)/losses on loan sales                                     (351,393)         (12,850)
            Increase/(decrease) in accrued interest and other assets             (857,477)        (694,438)
            (Increase)/decrease in accrued expenses and other liabilities          67,462         (203,340)
                                                                             ------------     ------------
                Net cash from operating activities                           $  2,964,599     $ (3,250,857)
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

NOTE B--EARNINGS AND DIVIDENDS PER COMMON SHARE

Earnings per common share have been computed based on the weighted average number of shares outstanding during the periods presented. The number of shares used in the computation of earnings per common share was 2,287,851 for 1997 and 2,183,554 for 1996.

NOTE C- RISK ELEMENTS AND LOAN LOSS RESERVE

There have been no changes in the Risk Elements and Loan Loss Reserve activity that would materially effect the Corporation's financial position or results of operations for the six months ended June 30, 1997.

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

During the first quarter of 1997, the Corporation opened Rurban Mortgage Company, a residential mortgage loan production office in Clearwater, Florida. This office underwrites, processes, closes and sells residential first mortgages acquired through a network of real estate mortgage brokers in the Tampa Bay market.

LIQUIDITY

LIQUIDITY RELATES PRIMARILY to the Corporation's ability to fund loan demand, meet deposit customers' withdrawal requirements and provide for operating expenses. Assets used to satisfy these needs consist of cash, federal funds sold, securities and loans held for sale. These assets are commonly referred to as liquid assets. Liquid assets were $96 million at June 30, 1997 compared to $103 million at December 31, 1996. The $7 million decrease in liquid assets represents normal fluctuation and was not due to any change in policy of management regarding liquidity. Management recognizes that securities may need to be sold in the future to help fund loan demand and, accordingly, as of June 30, 1997, the entire securities portfolio of $69.1 million was classified as available-for-sale.

CAPITAL RESOURCES

TOTAL SHAREHOLDERS' EQUITY plus common stock subject to repurchase obligation in ESOP, net of unearned ESOP shares was $43,487,000 as of June 30, 1997, an increase of $1,998,000 over $41,489,000 as of December 31, 1996. The increase was primarily due to 1997 net income of $2,775,000, offset by cash dividends of $824,000 and a net change in unrealized appreciation in securities available for sale (net of tax) of $46,000.

THE CORPORATION'S SUBSIDIARIES exceed the applicable minimum regulatory capital requirements at June 30, 1997.

AS OF JUNE 30, 1997, management is not aware of any current recommendations by banking regulatory authorities which, if they were to be implemented, would have, or are reasonably likely to have, a material adverse effect on the Corporation's liquidity, capital resources or operations.

Supplemental Information

Nonperforming loans increased $493,000 from December 31, 1996 to $1,548,000 or 0.45% of net loans at June 30, 1997.

Material Changes in Financial Condition

Loans grew $28.4 million from December 31, 1996 to $342 million at June 30, 1997; an annualized rate of 18.1%. Borrowed funds consisting of federal funds and Federal Home Loan Bank borrowings, were used to partially fund the loan growth. Borrowed funds increased $13.2 million from December 31, 1996 to $13.2 million at June 30, 1997.

Deposits grew $7.2 million from December 31, 1996 to $395 million at June 30, 1997; an annualized rate of 3.7%.

Material Changes in Results of Operations

Net interest income for the quarter ended June 30, 1997 was $5,190,946, an increase of $595,864 (13%) over the same period in 1996. For the six month period, net interest income was $10,089,404 an increase of $1,020,201 (11%). These increases were due to an increase in the amount of earning assets and increase in yields on those assets.

Total noninterest income for the quarter ended June 30, 1997, increased $195,668 (13%) to $1,671,058 due mainly to a $150,737 increase in gain on sale of loans and an increase of $81,393 in Trust fees. For the six month period, noninterest income increased $488,698 (16%) to $3,504,022 due primarily to an increase of $147,523 (15%) in trust fees and a $351,393 increase in gain on sale of loans which was primarily the result of a first quarter entry to record the $230,000 estimated value of originated mortgage servicing rights on $23 million of loans sold between the adoption of FAS 122 on January 1, 1996 and March 31, 1997.

Total noninterest expense increased $439,997 (11%) for the quarter ended June 30, 1997 when compared to the same period in 1996 and $927,786 (11%) for the six months. These increases were due primarily to increases in salaries and benefits of $489,533 (25%) and $910,230 (23%), respectively.

Income tax expense for the six months was $1,312,457, an increase of $204,722 over the same period in 1996 due the increase in taxable income.

The combined result of these factors was an increase in net income of $252,338 (21%) to $1,433,676 for quarter ended June 30, 1997 when compared to the same period in 1996 and an increase in net income for the six month period of $451,400 (19%) to $2,775,425.

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

                                                    RURBAN FINANCIAL CORP.


Date                     ,1997                      By
    --------------------                              -------------------------
                                                         Thomas C. Williams
                                                           President & CEO


                                                    By
                                                      -------------------------
                                                         Richard C. Warrener
                                                       Senior Vice President &
                                                       Chief Financial Officer