Form 10-Q
period 1997-09-30
RURBAN FINANCIAL CORP
filed 1997-11-14
CIK 767405

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997.

                                       OR

          [ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ______________________TO _____________________

COMMISSION FILE NUMBER 0-13507
                       -------

                             RURBAN FINANCIAL CORP.
--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             OHIO                                       34-1395608
-------------------------------             ------------------------------------
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

                            Yes  X           No
                                ---             ---

                  The number of common shares of Rurban Financial Corp. outstanding was 2,284,009 on October 31, 1997.

                         PART 1 - FINANCIAL INFORMATION
                         ------------------------------

Item 1. Financial statements
----------------------------

                  The interim consolidated financial statements of Rurban Financial Corp. are unaudited; however, the information contained herein reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of financial condition and results of operations for the interim periods presented. All adjustments reflected in these financial statements are of a normal recurring nature in accordance with Rule 10-01(b)
(8) of Regulation S-X. Results of operations for the nine months ended September 30, 1997 are not necessarily indicative of the results for the complete year.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

RURBAN FINANCIAL CORP. AND SUBSIDIARIES

                                                               September 30        December 31
                                                                   1997                1996
                                                               ------------        ------------
                                                               (Unaudited)            (Note)
ASSETS

     Cash and due from banks                                   $ 15,196,973        $ 18,718,263
     Federal funds sold                                           7,765,398          15,309,000
                                                               ------------        ------------
         TOTAL CASH AND CASH EQUIVALENTS                         22,962,371          34,027,263
     Interest-bearing deposits in other
         financial institutions                                     180,000             180,000
     Securities available for sale                               71,354,881          66,635,889
     Loans held for sale, net of valuation allowance of
         $7,000 in 1997 and $31,119 in 1996                       1,951,151           1,875,636
     Loans, net of allowance for losses of $5,497,319
         in 1997 and $5,066,600 in 1996                         349,325,227         313,379,240
     Premises and equipment, net                                  8,478,928           8,827,838
     Accrued interest and other assets                            9,511,583           8,346,907
                                                               ------------        ------------

                             TOTAL ASSETS                      $463,764,141        $433,272,773
                                                               ============        ============

                                                                   September 30          December 31
                                                                       1997                 1996
                                                                   ------------          -----------
                                                                    (Unaudited)            (Note)
LIABILITIES AND SHAREHOLDERS' EQUITY
     Deposits:
         Noninterest bearing                                       $ 40,111,116         $ 42,323,683
         Interest bearing                                           368,763,225          345,442,390
                                                                   ------------         ------------
                                                                    408,874,341          387,766,073
     Accrued expenses and other liabilities                          10,346,885            4,018,052
                                                                   ------------         ------------
                                                                    419,221,226          391,784,125
     Common stock subject to repurchase obligation
               in ESOP (shares outstanding:
               1997 - 326,719, 1996 - 328,582)                        9,393,171            9,387,588
     Unearned ESOP shares (unearned shares:
               1997 - 43,111 1996 - 46,879)                          (1,490,000)          (1,490,000)
     Common stock, stated value $2.50 per share
               Authorized--10,000,000 shares
               Shares issued 1997-1,961,132, 1996 -
               1,959,269 and outstanding 1997 - 1,957,290,
               1996 - 1,959,269                                       4,902,830            4,898,173
     Additional paid-in capital                                       8,662,715            8,672,955
     Retained Earnings                                               23,002,625           20,024,916
     Net unrealized appreciation (depreciation)                         183,952               (4,984)
               on securities available-for-sale (net of tax
               of $94,763 in 1997 and $(2,567)
               in 1996)
     Less:     Treasury stock, at cost, 3842 shares                    (112,378)
                                                                   ------------         ------------

                                    TOTAL LIABILITIES AND
                                    SHAREHOLDERS' EQUITY           $463,764,141         $433,272,773
                                                                   ============         ============

See notes to condensed consolidated unaudited financial statements

Note: The balance sheet at December 31, 1996 has been derived from the audited financial statement at that date.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

RURBAN FINANCIAL CORP. AND SUBSIDIARIES

                                                                      Three Months Ended
                                                                         September 30
                                                                 ----------------------------
                                                                       1997             1996
Interest Income:
     Interest and fees on loans                                  $8,291,913        $7,248,382
     Interest and dividends on securities:
               Taxable                                              921,429           889,529
               Tax-exempt                                            78,025            99,757
     Other                                                          153,230            74,059
                                                                 ----------        ----------
               TOTAL INTEREST INCOME                              9,444,597         8,311,727

Interest Expense:
     Deposits                                                     4,172,681         3,640,940
     Short-term borrowings                                          104,386            47,409
                                                                 ----------        ----------
               TOTAL INTEREST EXPENSE                             4,277,067         3,688,349
                                                                 ----------        ----------
                           NET INTEREST INCOME                    5,167,530         4,623,378
     Provision for loan losses                                      245,000           225,000
                                                                 ----------        ----------
               NET INTEREST INCOME AFTER
                           PROVISION FOR LOAN LOSSES              4,922,530         4,398,378

Noninterest income:
     Trust fees                                                     603,048           532,000
     Service charges on deposit accounts                            294,247           315,303
     Data processing fees                                           719,024           499,850
     Gain (Loss) on sale of securities available-for-sale            63,541               394
     Gain (loss) on sale of loans-net                                80,437
     Other                                                          306,302           131,241
                                                                 ----------        ----------
               TOTAL NONINTEREST INCOME                           2,066,599         1,478,788

Noninterest expense:
     Salaries and employee benefits                               2,616,187         2,008,164
     Net occupancy expense                                          277,103           233,955
     Equipment expense                                              509,879           482,834
     Other                                                        1,486,156         1,524,927
                                                                 ----------        ----------
               TOTAL NONINTEREST EXPENSE                          4,889,325         4,249,880
                                                                 ----------        ----------
               INCOME BEFORE INCOME TAXES                         2,099,804         1,627,286
     Income Tax Expense                                             662,677           550,097
                                                                 ----------        ----------
               NET INCOME                                        $1,437,127        $1,077,189
                                                                 ==========        ==========

Net income per Common Share (Note B)                             $     0.63        $     0.49
Average shares outstanding (Note B)                               2,287,224         2,179,378

See notes to condensed consolidated unaudited financial statements

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

RURBAN FINANCIAL CORP. AND SUBSIDIARIES

                                                                        Nine Months Ended
                                                                           September 30
                                                                 ------------------------------
                                                                       1997             1996
Interest Income:
     Interest and fees on loans                                  $23,698,807        $20,916,789
     Interest and dividends on securities:
               Taxable                                             2,771,672          3,014,791
               Tax-exempt                                            230,864            319,920
     Other                                                           633,933            244,812
                                                                 -----------        -----------
               TOTAL INTEREST INCOME                              27,335,276         24,496,312

Interest Expense:
     Deposits                                                     11,907,408         10,683,142
     Short-term borrowings                                           170,934            120,589
                                                                 -----------        -----------
               TOTAL INTEREST EXPENSE                             12,078,342         10,803,731
                                                                 -----------        -----------
                           NET INTEREST INCOME                    15,256,934         13,692,581
     Provision for loan losses                                       696,000            751,009
                                                                 -----------        -----------
               NET INTEREST INCOME AFTER
                           PROVISION FOR LOAN LOSSES              14,560,934         12,941,572
Noninterest income:
     Trust fees                                                    1,762,886          1,544,315
     Service charges on deposit accounts                             843,429            907,352
     Data processing fees                                          1,914,962          1,639,051
     Gain (Loss) on sale of securities available-for-sale             31,524             11,913
     Net Gain (loss) on sale of loans                                431,830               --
     Other                                                           585,990            391,481
                                                                 -----------        -----------
               TOTAL NONINTEREST INCOME                            5,570,621          4,494,112

Noninterest expense:
     Salaries and employee benefits                                7,412,925          5,894,672
     Net occupancy expense                                           786,279            752,162
     Equipment expense                                             1,524,930          1,474,742
     Other                                                         4,219,735          4,255,062
                                                                 -----------        -----------
               TOTAL NONINTEREST EXPENSE                          13,943,869         12,376,638
                                                                 -----------        -----------
               INCOME BEFORE INCOME TAXES                          6,187,686          5,059,046
     Income Tax Expense                                            1,975,134          1,657,832
                                                                 -----------        -----------
               NET INCOME                                        $ 4,212,552        $ 3,401,214
                                                                 ===========        ===========

Net income per Common Share (Note B)                             $      1.84        $      1.56
Average shares outstanding (Note B)                                2,287,639          2,182,571

See notes to condensed consolidated unaudited financial statements

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHARE HOLDERS EQUITY
(UNAUDITED)

RURBAN FINANCIAL CORP. AND SUBSIDIARIES

                   Nine month period ended September 30, 1997

                                                                                             Net Unrealized
                                                                                              Appreciation
                                                                                            (Depreciation) on
                                                            Additional                     Securities Available
                                               Common        Paid-In         Retained         For Sale, Net          Treasury
                                               Stock         Capital         Earnings            of Tax            Stock at Cost
                                             ----------     ----------      -----------    --------------------    -------------
Balances at January 1, 1997                  $4,898,173     $8,672,955      $20,024,916          $ (4,984)           $       0
Net income for the nine month period               --                         4,212,552

Cash dividends declared
  ($0.54 per share)                                --                        (1,234,843)

Reduction of repurchase obligation
  in ESOP (1,863 shares)                          4,657         48,904

Change in market value of ESOP
  shares                                           --          (59,144)            --

Acquisition of stock for Treasury
  (3,842 shares)                                                                                                      (112,378)

Net change in unrealized appreciation
  (depreciation) on securities available
  for sale, net of tax of $94,763                  --             --               --             188,936
                                             ----------------------------------------------------------------------------------
Balance at September 30, 1997                $4,902,830     $8,662,715      $23,002,625          $183,952            $(112,378)
                                             ==================================================================================

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

RURBAN FINANCIAL CORP. AND SUBSIDIARIES

                                                                              Nine Months Ended
                                                                                September, 30
                                                                      ----------------------------------
                                                                          1997                  1996
Cash Flows From Operating Activities:
   Cash received from customers' fees and commissions                 $  5,107,267         $  4,482,199
   Cash paid to suppliers and employees                                (17,118,834)         (11,572,299)
   Loans originated for sale                                           (18,486,433)         (17,360,432)
   Proceeds from sales of loans held for sale                           18,842,748           15,753,698
   Interest received                                                    27,173,417           24,028,489
   Interest paid                                                       (12,739,745)         (10,526,116)
   Income taxes paid                                                     2,241,000           (1,518,500)
                                                                      ------------         ------------
   Net cash from operating activities                                    5,019,420            3,287,039
                                                                      ------------         ------------

Cash Flows From Investing Activities:
   Proceeds from sales of securities available-for-sale                 17,160,080
   Proceeds from principal repayments, maturities and calls of
        securities available-for-sale                                   15,046,993           37,694,386
   Purchase of securities available-for-sale                           (37,040,335)         (13,848,478)
   Net (increase)/decrease in loans                                    (37,312,309)         (37,580,477)
   Recoveries on loan charge-offs                                          400,322             (228,010)
   Premises and equipment expenditures                                    (331,612)          (1,227,092)
                                                                      ------------         ------------
        Net cash from investing activities                             (42,076,861)         (15,189,671)
                                                                      ------------         ------------

Cash Flows From Financing Activities:
   Net increase/(decrease) in deposits                                  21,108,268           12,123,087
   Net increase/(decrease) in short term borrowings                      6,231,502            2,000,000
   Common stock retirement                                                       0             (170,625)
   Purchase of treasury stock                                             (112,378)
   Dividends paid                                                       (1,234,843)          (2,487,745)
                                                                      ------------         ------------
        Net cash from financing activities                              25,992,549           11,464,717
                                                                      ------------         ------------

Net Change In Cash And Cash Equivalents                                (11,064,892)            (437,915)

Cash And Cash Equivalents At Beginning Of Year                          34,027,263           28,379,656
                                                                      ------------         ------------

Cash And Cash Equivalents At End Of Period                            $ 22,962,371         $ 27,941,741
                                                                      ============         ============

CONSOLIDATED STATEMENT OF CASH FLOWS - CONTINUED (UNAUDITED)

                                                                                         Nine Months Ended
                                                                                           September 30
                                                                                 ---------------------------------
                                                                                     1997                  1996
Reconciliation Of Net Income To Net
   Cash From Operating Activities
   Net income                                                                    $  4,212,552         $  3,401,214
   Adjustments to reconcile net income to net cash from operating activities:
            Depreciation and amortization                                           1,112,582              896,938
            Amortization of intangible assets                                         135,000              234,000
            Provision for loan losses                                                 696,000              751,009
            Net (gains)/losses on securities                                          (31,524)             (11,913)
            Loans originated for sale                                             (18,486,433)         (17,360,432)
            Proceeds from sales of loans held for sale                             18,842,748           15,753,698
            Net (gains)/losses on loan sales                                         (431,830)             212,198
            Increase/(decrease) in accrued interest and other assets               (1,032,243)            (542,721)
            (Increase)/decrease in accrued expenses and other liabilities               2,568              (46,952)
                                                                                 ------------         ------------
                Net cash from operating activities                               $  5,019,420         $  3,287,039
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

NOTE B--EARNINGS AND DIVIDENDS PER COMMON SHARE

Earnings per common share have been computed based on the weighted average number of shares outstanding during the periods presented. The number of shares used in the computation of earnings per common share was 2,287,639 for 1997 and 2,183,554 for 1996.

NOTE C- RISK ELEMENTS AND LOAN LOSS RESERVE

There have been no changes in the Risk Elements and Loan Loss Reserve activity that would materially effect the Corporation's financial position or results of operations for the nine months ended September 30, 1997.

Item 2. Management's Discussion and Analysis of Financial Condition and Results
        -----------------------------------------------------------------------
of Operations
-------------

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

During the first quarter of 1997, the Corporation opened Rurban Mortgage Company, a residential mortgage loan production office in Clearwater, Florida. This office underwrites, processes, closes and sells residential first mortgages acquired through a network of real estate mortgage brokers in the Tampa Bay market and in Ohio.

Material Changes in Financial Condition
---------------------------------------

During the nine months ended September 30, 1997 total loan growth was approximately 15% or $36 million. The commercial business and real estate loan portfolios accounted for a majority of the increase in loans. The commercial loan portfolios grew by $21 million or 15%. The majority of the loan growth occurred at State Bank and Trust, which had a net increase of $28 million.

The primary funding for loan growth was the growth of deposit balances of $21 million during the nine month period. $14 million of the increase in deposits occurred within the last three months. The Company also borrows from the Federal Home Loan Bank and through federal funds at other financial institutions. These borrowings were reduced by over 50% from the prior quarter as deposit balances increased.

Material Changes in Results of Operations
-----------------------------------------

Net interest income for the quarter ended September 30, 1997 was $5,167,530 and increase of $544,152 (12%) over the same period in 1996. For the nine month period, net interest income was $15,256,934 and increase of $1,564,353 (11%). These increases were due to an increase in the amount of earning assets and an increase in yields on those assets.

Total noninterest income for the quarter ended September 30, 1997 increased $587,811 (40%) to $2,066,599 due primarily to a $219,174 increase in data processing fees and a $175,061 increase in other income from a $161,276 gain on the sale of equity securities. For the nine month period, noninterest income increased $1,076,509 (23%) to $5,570,621 due primarily to an increase of $218,571 (14%) in trust fees, a $275,911 (17%) increase in data processing fees and a $431,830 increase in gain on sale of loans which was primarily the result of a first quarter entry to record the $230,000 estimated value of originated mortgage servicing rights on $23 million of loans sold between the adoption of FAS 122 On January 1, 1996 and March 31, 1997.

Total noninterest expense increased $639,445 (15%) for the quarter ended September 30, 1997 when compared to the same period in 1996 and $1,567,231 (13%) for the nine months. These increases were due primarily to increases in salaries and benefits of $608,023 (30%) and $1,518,253 (26%) respectively. The increase in 1997 was primarily due to staffing increases at State Bank, Rurban Mortgage Company and Rurban Financial Corp..

The combined result of the factors was an increase in net income of $359,938 (33%) to $1,437,127 for the quarter ended September 30, 1997 when compared to the same period in 1996 and an increase in net income for the nine month period of $811,338 (24%) to $4,212,552.

                           PART 11 - OTHER INFORMATION
                           ---------------------------

Items 1 through 5 are not applicable
------------------------------------

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(A)     Exhibits
        --------

        See index on exhibits on pages 15 and 16

(B)     Reports on Form 8-K
        -------------------

        None


                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                                  RURBAN FINANCIAL CORP.


Date                    , 1997                    By
    --------------------                            --------------------------
                                                        Thomas C. Williams
                                                          President & CEO


                                                  By
                                                    --------------------------
                                                       Richard C. Warrener
                                                      Senior Vice President &
                                                      Chief Financial Officer

                                INDEX TO EXHIBITS
                                -----------------

EXHIBIT NO.                                          DESCRIPTION
-----------                                          -----------
27                                                   FINANCIAL DATA SCHEDULE