Form 10-K
period 1997-12-31
RURBAN FINANCIAL CORP
filed 1998-03-31
CIK 767405

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934
                   For the fiscal year ended December 31, 1997
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the transition period from ___________ to __________

Commission File Number 0-13507

                             RURBAN FINANCIAL CORP.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                  Ohio                                           34-1395608
-------------------------------                             -------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)

   401 Clinton Street, Defiance, Ohio                               43512
----------------------------------------                         ----------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code:           (419) 783-8950
                                                           --------------------

Securities registered pursuant to Section 12(b) of the Act:          None
                                                               ----------------

Securities registered pursuant to Section 12(g) of the Act:
   Common Shares, Without Par Value (2,069,909 outstanding at March 12, 1998)
   --------------------------------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Based upon the average bid and asked prices of the Common Shares of the Registrant on March 12, 1998, the aggregate market value of the Common Shares of the Registrant held by non-affiliates on that date was $68,027,642.

Documents Incorporated by Reference:

Portions of the Registrant's definitive Proxy Statement for its Annual Meeting of Shareholders to be held on April 27, 1998 are incorporated by reference into
Part III of this Annual Report on Form 10-K.

                            Exhibit Index on Page 79
                              Page 1 of 115 Pages.

                                     PART I
                                     ------

Item 1.  Business.
------------------

                                     General
                                     -------

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

         State Bank has two wholly-owned subsidiaries: Reliance Financial Services, N.A. ("RFS") and Rurban Mortgage Company ("RMC"). RFS is nationally-chartered trust and financial services company . RMC is an Ohio corporation with its main office located in Clearwater, Florida which engages in the retail and wholesale mortgage industry.

                  General Description of Holding Company Group
                  --------------------------------------------

State Bank
----------

         State Bank is an Ohio state-chartered bank. State Bank presently operates seven branch offices in Defiance County, Ohio (six in the city of Defiance and one in Ney), one branch office in adjacent Paulding County, Ohio and three branch offices in Fulton County, Ohio (one in each of Delta, Lyons and Wauseon). At December 31, 1997, State Bank had 97.5 full-time equivalent employees.

         State Bank offers a full range of commercial banking services, including checking and NOW accounts; passbook savings and money market accounts; automatic teller machines; commercial, consumer, agricultural and residential mortgage loans (including "Home Value Equity" line of credit loans); personal and corporate trust services; commercial leasing; bank credit card services; safe deposit box rentals; and other personalized banking services. In addition, State Bank serves as a correspondent (federal funds investing and check clearing purposes) for three affiliated financial institutions in the region (Peoples Bank, First National Bank and Citizens Savings Bank).

         RFS
         ---

         RFS is a nationally-chartered trust and financial services company and a wholly-owned subsidiary of State Bank. RFS offers various trust and financial services, including asset management services for individuals and corporate employee benefit plans as well as brokerage services through a Robert Thomas Securities office.

         RFS' offices are located in State Bank's main offices in Defiance, Ohio. At December 31, 1997, RFS had 29 full-time equivalent employees.

         RMC
         ---

         RMC is an Ohio corporation with its main office located in Clearwater, Florida. RMC is a wholly-owned subsidiary of State Bank. RMC engages in the retail and wholesale mortgage business. The principal activities engaged in by RMC are originating, underwriting and servicing first and second residential mortgage loans and then selling such loans in the secondary market.

         RMC presently operates 2 offices (other than its main office) which are located in Port Richey, Florida and Port Charlotte, Florida. At December 31, 1997, RMC had 41.5 full-time equivalent employees.

Peoples Bank
------------

         Peoples Bank is an Ohio state-chartered bank. The main office of Peoples Bank is located in Findlay, Ohio. Peoples Bank provides checking and NOW accounts; passbook savings and money market accounts; time certificates of deposit; commercial and consumer loans and real estate mortgage loans; trust services; and safe deposit box rental facilities. Peoples Bank operates two full-service branches in Findlay and one in McComb, Ohio. At December 31, 1997, Peoples Bank had 27 full-time equivalent employees.

First National Bank
-------------------

         First National Bank is a national banking association. The executive offices of First National Bank are located at 405 East Main Street, Ottawa, Ohio. At its present location, First National Bank operates four drive-in teller lanes and an automatic teller machine with a traditional banking lobby on the first floor. First National Bank presently operates no branch offices. At December 31, 1997, First National Bank had 16.5 full-time equivalent employees.

         First National Bank offers a full range of commercial banking services, including checking and NOW accounts; passbook savings and money market accounts; automatic teller machines; commercial, consumer, agricultural and residential mortgage loans; personal and corporate trust services; commercial leasing; bank credit card services; safe deposit box rentals; and other personalized banking services.

Citizens Savings Bank
---------------------

         Citizens Savings Bank is an Ohio state-chartered bank. The main office of Citizens Savings Bank is located in Pemberville, Ohio. Citizens Savings Bank provides checking and NOW accounts; passbook savings and money market accounts; time certificates of deposit; commercial, consumer, agricultural and residential loans; personal and corporate trust services; commercial leasing; bank credit card services; safe deposit box rentals; and other personalized banking services. Citizens Savings Bank also operates a full-service branch in Gibsonburg, Ohio. At December 31, 1997, Citizens Savings Bank had 29 full-time equivalent employees.

RDSI
----

         Substantially all of RDSI's business is comprised of providing data processing services to 37 financial institutions primarily in the northwest area of Ohio (including State Bank, Peoples Bank, First National Bank and Citizens Savings Bank), including information processing for financial institution customer services, loan and deposit account information and data analysis. At December 31, 1997, RDSI had 32 full-time equivalent employees.

Rurban Life
-----------

         Rurban Life commenced its business of transacting insurance as an Arizona life and disability reinsurer in January, 1988. Rurban Life may accept life and disability reinsurance ceded to Rurban Life by an insurance company authorized to write life and disability insurance, provided that the amount accepted does not exceed certain limitations imposed under Arizona law. Rurban Life is not currently authorized to write life and disability insurance on a direct basis. Rurban Life accepts reinsurance ceded in part by USLIFE from the credit life and disability insurance purchased by customers of State Bank, Peoples Bank, First National Bank and Citizens Savings Bank from USLIFE in connection with revolving credit loans secured by mortgages and with certain installment loans made to such customers by State Bank, Peoples Bank, First National Bank and Citizens Savings Bank. The operations of Rurban Life do not materially impact the consolidated results of operations of the Corporation. As of December 31, 1997, Rurban Life has not accepted any other reinsurance. Rurban Life does not currently intend to accept any other reinsurance in the immediate future. At December 31, 1997, Rurban Life had no employees.

                                   Competition
                                   -----------

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

         RFS operates in the highly competitive trust services field and its competition is primarily other Ohio bank trust departments.

         RMC operates in the highly competitive mortgage banking environment. In Florida, RMC competes primarily with large national and regional mortgage brokers who originate well over 50% of new loans. RMC also underwrites loans originated by the Corporation's four affiliate banks and other community banks in Ohio.

                           Supervision and Regulation
                           --------------------------

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

         As a national bank, First National Bank is supervised and regulated by the OCC. Reliance, as a nationally-chartered bank, is also regulated by the OCC. As Ohio state-chartered banks, State Bank, Peoples Bank and Citizens Savings Bank are supervised and regulated by the Ohio Division of Financial Institutions and the Federal Deposit Insurance Corporation ("FDIC"). The deposits of State Bank, Peoples Bank, First National Bank and Citizens Savings Bank are insured by the FDIC and those entities are subject to the applicable provisions of the Federal Deposit Insurance Act. A subsidiary of a bank holding company can be liable to reimburse the FDIC, if the FDIC incurs or anticipates a loss because of a default of another FDIC-insured subsidiary of the bank holding company or in connection with FDIC assistance provided to such subsidiary in danger of default. In addition, the holding company of any insured financial institution that submits a capital plan under the federal banking agencies' regulations on prompt corrective action guarantees a portion of the institution's capital shortfall, as discussed below.

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

         The Federal Reserve Board has adopted risk-based capital guidelines for bank holding companies and for state member banks, such as State Bank and Citizens Savings Bank. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk weighted assets by assigning assets and off-balance-sheet items to broad risk categories. The minimum ratio of total capital to risk weighted assets (including certain off-balance-sheet items, such as standby letters of credit) is 8%. At least 4.0 percentage points is to be comprised of common stockholders' equity (including retained earnings but excluding treasury stock), noncumulative perpetual preferred stock, a limited amount of cumulative perpetual preferred stock, and minority interests in equity accounts of consolidated subsidiaries, less goodwill and certain other intangible assets ("Tier 1 capital"). The remainder ("Tier 2 capital") may consist, among other things, of mandatory convertible debt securities, a limited amount of subordinated debt, other preferred stock and a limited amount of allowance for loan and lease losses. The Federal Reserve Board also imposes a minimum leverage ratio (Tier 1 capital to total assets) of 3% for bank holding companies and state member banks that meet certain specified conditions, including no operational, financial or supervisory deficiencies, and including having the highest regulatory rating. The minimum leverage ratio is 100-200 basis points higher for other bank holding companies and state member banks based on their particular circumstances and risk profiles and those experiencing or anticipating significant growth. National bank subsidiaries, such as First National Bank, are subject to similar capital requirements adopted by the Comptroller of the Currency, and state non-member bank subsidiaries, such as Peoples Bank, are subject to similar capital requirements adopted by the FDIC.

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

              Deposit Insurance Assessments and Recent Legislation
              ----------------------------------------------------

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

                     Monetary Policy and Economic Conditions
                     ---------------------------------------

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


           Statistical Financial Information Regarding the Corporation
           -----------------------------------------------------------

         The following schedules and tables analyze certain elements of the consolidated balance sheets and statements of income of the Corporation and its subsidiaries, as required under Exchange Act Industry Guide 3 promulgated by the Securities and Exchange Commission, and should be read in conjunction with the narrative analysis presented in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation and the Consolidated Financial Statements of the Corporation and its subsidiaries included at pages 48 through 78 of this Annual Report on Form 10-K.

I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY;
   INTEREST RATES AND INTEREST DIFFERENTIAL

A. The following are the average balance sheets for the years ending
   December 31:


                                                             1997                 1996                 1995
ASSETS                                                       ----                 ----                 ----
Interest-earning assets
     Securities available for sale (1)
         Taxable                                        $ 63,329,510          $ 65,724,102         $ 64,643,230
         Non-taxable                                       5,827,365             8,931,157               25,869
     Securities held to maturity
         Taxable                                                   -                     -            1,485,961
         Non-taxable                                               -                     -            9,416,228
     Federal funds sold                                   13,009,024             6,950,036           10,145,738
     Loans, net of unearned income
       and deferred loan fees (2)                        342,480,740           305,611,881          282,864,867
                                                        ------------          ------------         ------------
         Total interest-earning assets                   424,646,639           387,217,176          368,581,893
     Allowance for loan losses                            (5,245,851)           (4,593,293)          (4,606,629)
                                                        ------------          ------------         ------------
                                                         419,400,788           382,623,883          363,975,264
Noninterest-earning assets
     Cash and due from banks                              14,980,442            17,435,810           17,670,513
     Premises and equipment, net                           8,732,846             8,540,524            8,857,350
     Accrued interest receivable and
       other assets                                        8,897,276             8,142,608            8,056,940
                                                        ------------          ------------         ------------

                                                        $452,011,352          $416,742,825         $398,560,067
                                                        ============          ============         ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities
     Deposits
         Savings and interest-bearing
           demand deposits                              $ 90,874,940          $ 83,395,385         $ 83,243,571
         Time deposits                                   265,046,479           243,798,539          231,640,466
     Federal funds purchased and
       securities sold under agreements
       to repurchase                                       2,294,882             2,559,025              684,484
     Advances from Federal Home
       Loan Bank (FHLB)                                    3,907,485                     -                    -
                                                        ------------          ------------         ------------
         Total interest-bearing liabilities              362,123,786           329,752,949          315,568,521

Noninterest-bearing liabilities
     Demand deposits                                      44,405,121            42,733,313           41,427,007
     Accrued interest payable and
       other liabilities                                   3,331,816             3,507,865            3,687,999
                                                        ------------          ------------         ------------
                                                         409,860,723           375,994,127          360,683,527

Net ESOP obligation                                        8,178,356             8,615,308            8,083,792

Shareholders' equity (3)                                  33,972,273            32,133,390           29,792,748
                                                        ------------          ------------         ------------

                                                        $452,011,352          $416,742,825         $398,560,067
                                                        ============          ============         ============

-------------------------------------------------------------------------------------------------------------------

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


                                                     ------------------------------1997----------------------
                                                          Average                                     Average
                                                          Balance                Interest              Rate
                                                          -------                --------              ----
INTEREST-EARNING ASSETS
     Securities(1)
         Taxable                                        $ 63,329,510           $ 3,900,143             6.16%
         Non-taxable                                       5,827,365               473,148(2)          8.12 (2)
     Federal funds sold                                   13,009,024               753,081             5.79
     Loans, net of unearned income and
       deferred loan fees                                342,480,740(3)         32,155,039(4)          9.39
                                                        ------------           -----------

         Total interest-earning assets                  $424,646,639            37,281,411(2)          8.78%(2)
                                                        ============


INTEREST-BEARING LIABILITIES
     Deposits
         Savings and interest-bearing
           demand deposits                              $ 90,874,940             1,971,334             2.17%
         Time deposits                                   265,046,479            14,334,398             5.41
     Federal funds purchased and
       securities sold under agree-
       ments to repurchase                                 2,294,882               161,505             7.04
     Advances from FHLB                                    3,907,485               221,918             5.68
                                                        ------------           -----------

         Total interest-bearing liabilities             $362,123,786            16,689,155             4.61
                                                        ============           -----------


Net interest income                                                            $20,592,256(2)
                                                                               ===========

Net interest income as a percent
  of average interest-earning assets                                                                   4.85%(2)
                                                                                                       ====
-------------------------------------------------------------------------------------------------------------------

(1) Securities balances represent daily average balances for the amortized cost of securities. The average rate is calculated based on the amortized cost of securities.
(2) Computed on tax equivalent basis for non-taxable securities (34% statutory tax rate in 1997).
(3) Loan balances include principal balances of nonaccrual loans and loans held for sale.
(4)     Includes fees on loans of $1,430,211 in 1997.

I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY;
   INTEREST RATES AND INTEREST DIFFERENTIAL (Continued)


                                               ---------------------------1996------------------
                                                    Average                               Average
                                                    Balance             Interest           Rate
                                                    -------            --------            ----
INTEREST-EARNING ASSETS
     Securities(1)
         Taxable                                $ 65,675,003         $ 4,066,184           6.19%
         Non-taxable                               8,771,930             619,411(2)        7.06 (2)
     Federal funds sold                            6,950,036             355,950           5.12
     Loans, net of unearned income and
       deferred loan fees                        305,611,881(3)       28,680,021(4)        9.38
                                                ------------         -----------

         Total interest-earning assets          $387,008,850          33,721,566(2)        8.71%(2)
                                                ============


INTEREST-BEARING LIABILITIES
     Deposits
         Savings and interest-bearing
           demand deposits                      $ 83,395,385           2,109,831           2.53%
         Time deposits                           243,798,539          12,401,905           5.09
     Federal funds purchased and
       securities sold under agreements
       to repurchase                               2,559,025             144,773           5.66
                                                ------------         -----------

         Total interest-bearing liabilities     $329,752,949          14,656,509           4.44%
                                                ============         -----------


Net interest income                                                 $ 19,065,057(2)
                                                                    ============

Net interest income as a percent
  of average interest-earning assets                                                       4.93%(2)
                                                                                           ====


-------------------------------------------------------------------------------------------------------------------

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

I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY;
   INTEREST RATES AND INTEREST DIFFERENTIAL (CONTINUED)


                                                     ------------------------1995-------------------
                                                        Average                              Average
                                                        Balance            Interest           Rate
                                                        -------            --------           ----
INTEREST-EARNING ASSETS
     Securities(1)
         Taxable                                     $ 66,675,224        $ 3,756,764          5.63%
         Non-taxable                                    9,442,097            645,724(2)       6.84 (2)
     Federal funds sold                                10,145,738            707,596          6.97
     Loans, net of unearned income and
       deferred loan fees                             282,864,867  (3)    26,539,689(4)       9.38
                                                     ------------        -----------

         Total interest-earning assets               $369,127,926         31,649,773(2)       8.57%(2)
                                                     ============


INTEREST-BEARING LIABILITIES
     Deposits
         Savings and interest-bearing
           demand deposits                           $ 83,243,571          2,088,899          2.51%
         Time deposits                                231,640,466         12,109,099          5.23
     Federal funds purchased and
       securities sold under agree-
       ments to repurchase                                684,484             40,050          5.85
                                                     ------------        -----------

         Total interest-bearing liabilities          $315,568,521         14,238,048          4.51%
                                                     ============        -----------


Net interest income                                                      $17,411,725(2)
                                                                         ===========

Net interest income as a percent
  of average interest-earning assets                                                          4.72%(2)
                                                                                              ====


-------------------------------------------------------------------------------------------------------------------

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

   Volume Variance - change in volume multiplied by the previous year's rate. Rate Variance - change in rate multiplied by the previous year's volume. Rate/Volume Variance - change in volume multiplied by the change in rate. This variance was allocated to volume variance and rate variance in proportion to the relationship of the absolute dollar amount of the change in each.
   Interest on non-taxable securities has been adjusted to a fully tax equivalent basis using a statutory tax rate of 34% in 1997, 1996 and 1995.


                                                               Total         Variance Attributable To
                                                              Variance       ------------------------
                                                              1997/1996        Volume         Rate
                                                              ---------        ------         ----
INTEREST INCOME
     Securities
         Taxable                                              $ (166,041)    $ (144,547)   $ (21,494)
         Non-taxable                                            (146,263)      (229,465)      83,202
     Federal funds sold                                          397,131        345,492       51,639
     Loans, net of unearned income
       and deferred loan fees                                  3,475,018      3,440,015       35,003
                                                              ----------     ----------    ---------
                                                               3,559,845      3,411,495      148,350

INTEREST EXPENSE
     Deposits
         Savings and interest-bearing
           demand deposits                                      (138,497)       178,809     (317,306)
         Time deposits                                         1,932,493      1,120,456      812,037
     Federal funds purchased and
       securities sold under agreements
       to repurchase                                              16,732        (16,027)      32,759
     Advances from FHLB                                          221,918        221,918            -
                                                              ----------     ----------    ---------
                                                               2,032,646      1,505,156      527,490
                                                              ----------     ----------    ---------

NET INTEREST INCOME                                           $1,527,199     $1,906,339    $(379,140)
                                                              ==========     ==========    =========


'


I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY;
   INTEREST RATES AND INTEREST DIFFERENTIAL (Continued)


                                                                 Total       Variance Attributable To
                                                                Variance     ------------------------
                                                               1996/1995        Volume        Rate
                                                               ---------        ------        ----
INTEREST INCOME
     Securities
         Taxable                                              $  309,420     $  (57,091)   $ 366,511
         Non-taxable                                             (26,313)       (46,854)      20,541
     Federal funds sold                                         (351,646)      (190,759)    (160,887)
     Loans, net of unearned income
       and deferred loan fees                                  2,140,332      2,154,575      (14,243)
                                                              ----------     ----------    ---------
                                                               2,071,793      1,859,871      211,922


INTEREST EXPENSE
     Deposits
         Savings and interest-bearing
           demand deposits                                        20,932          3,815       17,117
         Time deposits                                           292,806        624,266     (331,460)
     Federal funds purchased and
       securities sold under agreements
       to repurchase                                             104,723        106,093       (1,370)
                                                              ----------     ----------    ---------
                                                                 418,461        734,174     (315,713)
                                                              ----------     ----------    ---------

NET INTEREST INCOME                                           $1,653,332     $1,125,697    $ 527,635
                                                              ==========     ==========    =========


II.    INVESTMENT PORTFOLIO

       A. The book value of securities available for sale as of December 31 are summarized as follows:


                                                                1997           1996            1995
                                                                ----           ----            ----
       U.S. Treasury and U.S. Government
         agency securities                                  $43,398,433     $54,235,593    $74,251,501
       Obligations of states and
         political subdivisions                               5,395,065       6,389,434      9,543,395
       Mortgage-backed securities                            21,159,472       4,837,112      5,345,748
       Marketable equity securities                           1,730,150       1,173,750      1,189,222
                                                            -----------     -----------    -----------

                                                            $71,683,120     $66,635,889    $90,329,866
                                                            ===========     ===========    ===========



       B. The maturity distribution and weighted average yield of securities available for sale at December 31, 1997 are as follows:


                                                     ---------------------------Maturing-------------------------
                                                                  After One Year   After Five Years
                                                      Within        But Within        But Within         After
                                                     One Year       Five Years         Ten Years       Ten Years
                                                     --------       -----------       -----------      ----------
U.S. Treasury and U.S. Government
  agency securities                                  $      -       $43,170,683       $   227,750      $        -
Obligations of states and political
  subdivisions (1)                                    293,389         2,802,897         2,192,900         105,879
Mortgage-backed securities (2)                         33,816         4,285,568        10,710,064       6,130,024
Marketable equity securities                                -                 -                 -       1,730,150
                                                     --------       -----------       -----------      ----------

                                                     $327,205       $50,259,148       $13,130,714      $7,966,053
                                                     ========       ===========       ===========      ==========

Weighted average yield                                   5.95%             6.04%             6.80%           6.23%
                                                         ====              ====              ====            ====



       (1)     Yields are not presented on a tax-equivalent basis.
       (2)     Maturity based upon estimated weighted-average life.

       The weighted average interest rates are based on coupon rates for securities purchased at par value and on effective interest rates considering amortization or accretion if the securities were purchased at a premium or discount.

       C. Excluding those holdings of the investment portfolio in U.S. Treasury securities and other agencies of the U.S. Government, there were no securities of any one issuer which exceeded 10% of the shareholders' equity of the Corporation at December 31, 1997.

III.     LOAN PORTFOLIO

         A. Types of Loans - Total loans on the balance sheet are comprised of the following classifications at December 31 for the years indicated:


                           1997             1996             1995             1994             1993
                           ----             ----             ----             ----             ----
Commercial,
  financial and
  agricultural(1)      $217,324,268     $185,838,900     $ 63,444,036     $ 62,866,040     $ 51,078,815
Real estate
  mortgage(1)            75,212,817       72,356,881      152,555,540      152,136,086      122,313,826
Consumer
  loans to
  individuals            67,198,876       60,512,850       61,600,664       65,676,876       54,420,469
                       ------------     ------------     ------------     ------------     ------------
                       $359,735,961     $318,708,631     $277,600,240     $280,679,002     $227,813,110
                       ============     ============     ============     ============     ============
Real estate
  mortgage
  loans held
  for resale           $  4,404,327     $  1,875,636     $  2,949,293     $  4,689,611     $  4,669,580
                       ============     ============     ============     ============     ============


       (1) Beginning in 1996, commercial real estate loans are classified as commercial, financial and agricultural. Prior to 1996, commercial real estate loans are classified as real estate mortgage.

Concentrations of Credit Risk: The Corporation grants commercial, real estate and installment loans to customers mainly in northwest Ohio. Commercial loans include loans collateralized by business assets and agricultural loans collateralized by crops and farm equipment. As of December 31, 1997, commercial, financial and agricultural loans make up approximately 60% of the loan portfolio and the loans are expected to be repaid from cash flow from operations of businesses. As of December 31, 1997, residential first mortgage loans make up approximately 21% of the loan portfolio and are collateralized by first mortgages on residential real estate. As of December 31, 1997, consumer loans to individuals make up approximately 19% of the loan portfolio and are primarily collateralized by consumer assets.

         B. Maturities and Sensitivities of Loans to Changes in Interest Rates - The following table shows the amounts of commercial, financial and agricultural loans outstanding as of December 31, 1997 which, based on remaining scheduled repayments of principal, are due in the periods indicated. Also, the amounts have been classified according to sensitivity to changes in interest rates for commercial, financial and agricultural loans due after one year. (Variable-rate loans are those loans with floating or adjustable interest rates.)


                                                                                              Commercial,
                                                                                             Financial and
                                            Maturing                                         Agricultural
                                            --------                                         ------------
                         Within one year                                                     $ 97,867,000
                         After one year but within five years                                 114,137,000
                         After five years                                                       5,320,000
                                                                                             ------------
                                                                                             $217,324,000


                         Commercial, Financial and Agricultural
                         --------------------------------------


                                                         Interest Sensitivity
                                                        ----------------------
                                                        Fixed         Variable
                                                        Rate            Rate            Total
                                                        ----            ----            -----
                         Due after one year but
                           within five years          $33,473,000    $80,664,000     $114,137,000
                         Due after five years           5,320,000              -        5,320,000
                                                      -----------    -----------     ------------

                                                      $38,793,000    $80,664,000     $119,457,000
                                                      ===========    ===========     ============



         C.     Risk Elements
                -------------

                1. Nonaccrual, Past Due, Restructured and Impaired Loans - The following schedule summarizes nonaccrual, past due, restructured and impaired loans at December 31.


                                            1997          1996          1995            1994          1993
                                            ----          ----          ----            ----          ----
                                                                       (In thousands)
(a)     Loans accounted for on a
          nonaccrual basis                 $2,303(1)     $1,055(1)     $2,403(1)       $3,538        $3,621

(b)     Accruing loans which are
          contractually past due 90 days
          or more as to interest
          or principal payments               462           293           711           1,198           200

(c)     Loans not included in (a)
          or (b) which are
          "Troubled Debt Restruc-
          turings" as defined by
          Statement of Financial
          Accounting Standards
          No. 15                                -             -             -               -             -

(d)     Other loans defined as
         "impaired"                             -         2,490             -               -             -
                                           ------        ------        ------          ------        ------
                                           $2,765        $3,838        $3,114          $4,736        $3,821
                                           ======        ======        ======          ======        ======


(1)     Includes loans defined as "impaired" under SFAS No. 114.

Management believes the allowance for loan losses at December 31, 1997 is adequate to absorb any losses on nonperforming loans, as the allowance balance is maintained by management at a level considered adequate to cover losses that are currently anticipated based on past loss experience, general economic conditions, information about specific borrower situations including their financial position and collateral values, and other factors and estimates which are subject to change over time.

                                                                                                    1997
                                                                                                    ----
                                                                                              (In thousands)
         Gross interest income that would have been recorded in 1997 on nonaccrual loans outstanding at December 31, 1997 if the loans had been current, in accordance with their original terms and had been outstanding throughout the period or since origination if held for part
         of the period                                                                              $250

         Interest  income  actually  recorded on  nonaccrual  loans and
         included in net income for the period                                                       (46)
                                                                                                    ----

         Interest income not recognized during the period                                           $204
                                                                                                    ====

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

                2.    Potential Problem Loans

                      As of December 31, 1997, in addition to the $2,765,000 of loans reported under Item III, C.1., there are approximately $3,855,000 in other outstanding loans where known information about possible credit problems of the borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans pursuant to Item III. C.1 at some future date. Consideration was given to loans classified for regulatory purposes as loss, doubtful, substandard, or special mention that have not been disclosed in Section 1 above. To the extent that such loans are not included in the $3,855,000 potential problem loans described above, management believes that such loans will not materially impact future operating results, liquidity, or capital resources.

            3.    Foreign Outstandings

                  None

            4.    Loan Concentrations

                  At December 31, 1997, loans outstanding related to agricultural operations or collateralized by agricultural real estate aggregated approximately $48,794,000. At December 31, 1997, there were no agriculture loans which were accounted for on a nonaccrual basis; and there are no accruing agriculture loans which are contractually past due ninety days or more as to interest or principal payments.

     D.     Other Interest-Bearing Assets
            -----------------------------

            There are no other interest-bearing assets as of December 31, 1997 which would be required to be disclosed under Item III. C.1 or 2 if such assets were loans.

IV. SUMMARY OF LOAN LOSS EXPERIENCE


    A. The following schedule presents an analysis of the allowance for loan losses, average loan data and related ratios for the years ended December 31:

                                                                 1997                 1996                 1995
                                                                 ----                 ----                 ----
LOANS
    Loans outstanding at end of period (1)                    $ 363,851,637       $ 320,321,476       $ 280,314,137
                                                              =============       =============       =============

    Average loans outstanding during period (1)               $ 342,480,740       $ 305,611,881       $ 282,864,867
                                                              =============       =============       =============

ALLOWANCE FOR LOAN LOSSES
    Balance at beginning of period                            $   5,066,600       $   4,270,000       $   4,770,000
    Allowance of acquired Bank                                           --                  --                  --

    Loans charged-off
         Commercial, financial and agricultural loans (2)          (438,317)           (308,143)         (1,267,028)
         Real estate mortgage (2)                                   (30,863)            (14,470)           (509,108)
         Consumer loans to individuals                             (856,426)           (555,164)           (874,690)
                                                              -------------       -------------       -------------
                                                                 (1,325,606)           (877,777)         (2,650,826)

    Recoveries of loans previously charged-off
         Commercial, financial and agricultural loans (2)           308,283             380,951             497,437
         Real estate mortgage (2)                                     6,877               8,288              23,432
         Consumer loans to individuals                              235,482             324,129             178,059
                                                              -------------       -------------       -------------
                                                                    550,642             713,368             698,928
                                                              -------------       -------------       -------------

Net loans charged-off                                              (774,964)           (164,409)         (1,951,898)

Provision for loan losses                                           947,965             961,009           1,451,898
                                                              -------------       -------------       -------------

Balance at end of period                                      $   5,239,601       $   5,066,600       $   4,270,000
                                                              =============       =============       =============

Ratio of net charge-offs during the period to
  average loans outstanding during the period                           .23%                .05%                .69%
                                                              =============       =============       =============




                                                                     1994                1993
                                                                     ----                ----
LOANS                                                           $ 285,106,409       $ 232,317,346
    Loans outstanding at end of period (1)                      =============       =============

                                                                $ 249,993,210       $ 225,013,808
    Average loans outstanding during period (1)                 =============       =============


ALLOWANCE FOR LOAN LOSSES                                       $   3,390,000       $   3,086,443
    Balance at beginning of period                                  1,100,000                  --
    Allowance of acquired Bank

    Loans charged-off                                                (275,543)           (139,250)
         Commercial, financial and agricultural loans (2)             (66,531)           (118,054)
         Real estate mortgage (2)                                    (408,879)           (676,436)
         Consumer loans to individuals                          -------------       -------------
                                                                     (750,953)           (933,740)


    Recoveries of loans previously charged-off                         85,052              89,832
         Commercial, financial and agricultural loans (2)              56,809             114,156
         Real estate mortgage (2)                                     187,602             237,823
         Consumer loans to individuals                          -------------       -------------
                                                                      329,463             441,811
                                                                -------------       -------------

                                                                     (421,490)           (491,929)
Net loans charged-off
                                                                      701,490             795,486
Provision for loan losses                                       -------------       -------------

                                                                $   4,770,000       $   3,390,000
Balance at end of period                                        =============       =============


Ratio of net charge-offs during the period to                             .17%                .22%
  average loans outstanding during the period                   =============       =============




    (1) Net of unearned income and deferred loan fees, including loans held for sale

    (2) Beginning in 1996, commercial real estate loans are classified as commercial, financial and agricultural.
         Prior to 1996, commercial real estate loans are classified as real estate mortgage.

     The allowance for loan losses balance and the provision for loan losses are judgmentally determined by management based upon periodic reviews of the loan portfolio. In addition, management considered the level of charge-offs on loans as well as the fluctuations of charge-offs and recoveries on loans including the factors which caused these changes. Estimating the risk of loss and the amount of loss is necessarily subjective. Accordingly, the allowance is maintained by management at a level considered adequate to cover losses that are currently anticipated based on past loss experience, general economic conditions, information about specific borrower situations including their financial position and collateral values and other factors and estimates which are subject to change over time. The increase in loans charged-off in 1995 as compared to the other periods presented is due largely to the charge-off of certain credits which were previously reported on a nonaccrual basis.

    B. The following schedule is a breakdown of the allowance for loan losses allocated by type of loan and related ratios.


                                                          -----------Allocation of the Allowance for Loan Losses-------
                                                                            Percentage                        Percentage
                                                                             of Loans                          of Loans
                                                                              In Each                           In Each
                                                                            Category to                       Category To
                                                             Allowance         Total           Allowance         Total
                                                              Amount           Loans            Amount           Loans
                                                              ------           -----            ------           -----
                                                                 December 31, 1997                 December 31, 1996
                                                                 -----------------                 -----------------
    Commercial, financial
      and agricultural                                     $3,678,000           60.4%          $3,445,000         58.3%
    Residential first mortgage                                203,000           20.9              203,000         22.7
    Consumer loans
      to individuals                                          742,000           18.7              811,000         19.0
    Unallocated                                               616,601            N/A              607,600          N/A
                                                           ----------        -------           ----------        -----
                                                           $5,239,601          100.0%          $5,066,600        100.0%
                                                           ==========        =======           ==========        =====


                                                                 December 31, 1995                 December 31, 1994
                                                                 -----------------                 -----------------
    Commercial, financial
      and agricultural                                     $1,665,000           22.9%          $1,764,900         22.4%
    Real estate mortgage                                      512,000           54.9              572,400         54.2
    Consumer loans
      to individuals                                        1,452,000           22.2            1,621,800         23.4
    Unallocated                                               641,000            N/A              810,900          N/A
                                                           ----------        -------           ----------        -----
                                                           $4,270,000          100.0%          $4,770,000        100.0%
                                                           ==========        =======           ==========        =====


                                                                 December 31, 1993
                                                                 -----------------
    Commercial, financial
      and agricultural                                     $1,220,400           22.4%
    Real estate mortgage                                      372,900           53.7
    Consumer loans
      to individuals                                        1,084,800           23.9
    Unallocated                                               711,900            N/A
                                                           ----------          -----

                                                           $3,390,000          100.0%
                                                           ==========          =====


             While management's periodic analysis of the adequacy of the allowance for loan losses may allocate portions of the allowance for specific problem loan situations, the entire allowance is available for any loan charge-offs that occur.

V.  DEPOSITS

    The average amount of deposits and average rates paid are summarized as follows for the years ended December 31:


                                                          1 9 9 7                  1 9 9 6                   1 9 9 5
                                                          -------                  -------                   -------
                                                   Average       Average    Average       Average   Average         Average
                                                   Amount        Rate       Amount         Rate      Amount          Rate
                                                   ------        ----       ------         ----      ------          ----
Savings and interest-bearing demand deposits     $ 90,874,940    2.17%   $ 83,395,385      2.53%   $ 83,243,571      2.51%
Time deposits                                     265,046,479    5.41     243,798,539      5.09     231,640,466      5.23
Demand deposits (noninterest-bearing)              44,405,121    ----      42,733,313      ----      41,427,007      ----
                                                 ------------            ------------              ------------
                                                 $400,326,540            $369,927,237              $356,311,044
                                                 ============            ============              ============


    Maturities of time certificates of deposit and other time deposits of $100,000 or more outstanding at December 31, 1997 are summarized as follows:

                                                               Amount
                                                            -----------
        Three months or less                                $16,139,000
        Over three months and through six months             17,506,000
        Over six months and through twelve months            10,834,000
        Over twelve months                                   12,799,000
                                                            -----------
                                                            $57,278,000
                                                            ===========

VI. RETURN ON EQUITY AND ASSETS

    The ratio of net income to average shareholders' equity and average total assets and certain other ratios are as follows:


                                                           1997                 1996              1995
                                                           ----                 ----              ----

        Average total assets                           $452,011,352          $416,742,825     $398,560,067
                                                       ============          ============     ============
        Average shareholders'
          equity and net ESOP
          obligation (1)                               $ 42,150,629          $ 40,748,698     $ 37,876,540
                                                       ============          ============     ============
        Average shareholders' equity (1)               $ 33,972,273          $ 32,133,390     $ 29,792,748
                                                       ============          ============     ============
        Net income                                     $  5,515,797          $  4,849,214     $  4,094,813
                                                       ============          ============     ============
        Cash dividends declared                        $  1,648,730          $  1,308,975     $  1,310,627
                                                       ============          ============     ============
        Return on average total assets                         1.22%                 1.16%            1.03%
                                                               ====                  ====             ====
        Return on average share-
          holders' equity and net ESOP
          obligation                                          13.09%                11.90%           10.81%
                                                              =====                 =====            =====
        Return on average share-
          holders' equity                                     16.24%                15.09%           13.74%
                                                              =====                 =====            =====
        Dividend payout percentage (2)                        29.89%                26.99%           32.01%
                                                              =====                 =====            =====
        Average shareholders'
          equity and net ESOP obligation
          to average total assets                              9.33%                 9.78%            9.50%
                                                               ====                  ====             ====
        Average shareholders'
          equity to average total assets                       7.52%                 7.71%            7.48%
                                                               ====                  ====             ====


        (1) Net of average unrealized appreciation or depreciation on securities available for sale.
        (2) Dividends declared divided by net income.



II.      SHORT-TERM BORROWINGS

         The Corporation did not have any category of short-term borrowings for which the average balance outstanding during the reported periods was 30 percent or more of shareholders' equity at the end of the reported periods.

                       Effect of Environmental Regulation
                       ----------------------------------

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

Item 2.   Properties.
---------------------

         The following is a listing and brief description of the properties owned or leased by State Bank and used in its business:

                                    1. Its main office is a two-story brick
                           building located at 401 Clinton Street, Defiance, Ohio, which was built in 1971. Including a basement addition built in 1991, it contains 33,400 square feet of floor space. Approximately 2,186 square feet on the second floor and 2,910 on the lower level presently are leased to RDSI, 6,408 square feet on the second floor are leased to RFS and 3,565 sqaure feet on the lower level are leased to the Corporation.

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

         The following is a listing and brief description of the properties leased by RMC and used in its business:

                                    1. A 6,400 square foot office space located
                           at Estancia Boulevard, Suite 201, Clearwater, Florida. This office was first leased on January 22, 1997.

                                    2. A 650 square foot office space located at
                           6521 Ridge Rd. Port Richey, Florida and used as a satellite mortgage loan production office.

                                    3. A 650 square foot office space located at
                           3443G Tamiami Trail Port Charlotte, Florida.


 Item 3.  Legal Proceedings.
----------------------------

         There are no pending legal proceedings to which the Corporation or any of its subsidiaries is a party or to which any of their property is subject, except routine legal proceedings to which the Corporation or any of its subsidiaries is a party incidental to its banking business. None of such proceedings are considered by the Corporation to be material.

Item 4. Submission of Matters to a Vote of Security Holders.
------------------------------------------------------------

         Not applicable.

Executive Officers of the Registrant.
-------------------------------------

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


               Name                       Age        Position(s) Held with the
               ----                       ---        Corporation and its Subsidiaries
                                                     and Principal Occupation(s)
                                                     ---------------------------
        Steven D. VanDemark                45        Chairman of the Board of Directors of the Corporation;
                                                     Chairman of the Board of Directors of State Bank; Director of
                                                     RDSI; Director of RMC; General Manager of Defiance Publishing
                                                     Company, Defiance, Ohio, a newspaper publisher.



     Name                                 Age        Position(s) Held with the
     ----                                 ---        Corporation and its Subsidiaries
                                                     and Principal Occupation(s)
                                                     ---------------------------
Thomas C. Williams                         49        President and Chief Executive Officer of the Corporation since
                                                     June 1995; Director of the Corporation, State Bank, Peoples
                                                     Bank, Rurban Life, RFS, RMC and RDSI.  President and Chief
                                                     Executive Officer of State Bank, June 1995 to August 1996;
                                                     President of FirstMerit Bank, FSB, Clearwater, Florida, from
                                                     1994 to June 1995; Senior Vice President and Managing Officer
                                                     of the Northern Region of The First National Bank of Ohio,
                                                     Cleveland, Ohio, from 1990 to 1994.

Robert W. Constien                         45        Executive Vice President of the Corporation since March 12,
                                                     1997; Vice President of the Corporation from 1994 to March,
                                                     1997; Chief Executive Officer and a Director of RFS since
                                                     March 1997; Director of State Bank; Executive Vice President
                                                     of State Bank from 1994 to 1997, Senior Vice President of
                                                     State Bank from 1991 to 1993 and Vice President of State Bank from 1987 to 1991.

Richard C. Warrener                        53        Executive Vice President of the Corporation since December
                                                     1997; Chief Financial Officer of the Corporation since
                                                     December 31, 1996; Senior Vice President of the Corporation
                                                     from December 31, 1996 to December 1997; Senior Vice President
                                                     and Chief Financial Officer of FirstMerit Bank, N.A. from
                                                     March 1994 to December 1996; Senior Vice President and Chief
                                                     Financial Officer of Life Savings Bank from January 1991 to
                                                     March 1994; Division Vice President and Chief Financial
                                                     Officer of Florida Federal Savings Bank from 1988 to November
                                                     1990.

Mark E. Rowland                            46        Senior Vice President and Senior Lender of the Corporation
                                                     since December 1997; Executive Vice President of State Bank since June 1997; Senior Vice President of State Bank since
                                                     January 1997; Executive Vice President of Bancapital
                                                     Corporation, a financial services company involved primarily in mortgage lending, from January 1991 to June 1996.




     Name                                 Age        Position(s) Held with the
     ----                                 ---        Corporation and its Subsidiaries
                                                     and Principal Occupation(s)
                                                     ---------------------------
Mark A. Soukup                             41        President and Chief Executive Officer of State Bank since
(1)                                                  August 1996; Senior Vice President-Retail Banking of State
                                                     Bank from November 1995 to August 1996;
                                                     Branch Administrator
                                                     FirstMerit First National
                                                     Bank of Ohio from 1992 to
                                                     September 1995.

Kenneth A. Joyce                           50        Chairman and Chief Executive Officer of RDSI since October
(1)                                                  1997; Chairman and Chief Executive Officer of RMC since
                                                     November 1997; Executive Vice President of State Bank from
                                                     June 1997 to November 1997; President of
                                                     FirstMerit Bank, FSB,
                                                     Clearwater Florida from
                                                     July 1995 to December 1996.



(1) For purposes of this Form 10-K, even though Mr. Soukup and Mr. Joyce are not employed as officers of the Corporation and their salaries are not paid by the Corporation, they are included in the list of Executive Officers of the Corporation because they perform policy making functions for the Corporation.


                                     PART II
                                     -------

Item 5. Market for Registrant's Common Equity and Related Shareholder Matters.
------------------------------------------------------------------------------

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



                              Per Share                  Per Share
                             Bid Prices                  Dividends
1996                      High           Low              Declared
----                      ----           ---              --------
First Quarter            $32.38        $29.88             $ .1429
Second Quarter            33.81         30.95             $ .1429
Third Quarter             33.81         31.90             $ .1429
Fourth Quarter            33.10         28.00             $ .1429

                               Per Share                   Per Share
                               Bid Prices                  Dividends
1997                       High           Low              Declared
----                       ----           ---              --------

First Quarter            $33.00        $26.00               $ .18
Second Quarter            32.00         30.00               $ .18
Third Quarter             31.50         28.00               $ .18
Fourth Quarter            31.38         27.50               $ .20


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

         The approximate number of holders of outstanding common shares of the Corporation, based upon the number of record holders as of December 31, 1997, is 1,130.

Item 6.  Selected Financial Data.
---------------------------------

SUMMARY OF SELECTED FINANCIAL DATA


                                               (Dollars in thousands except per share data)

Year Ended December 31,                    1997        1996        1995        1994        1993
                                           ----        ----        ----        ----        ----
EARNINGS
  Total interest income                  $ 37,120    $ 33,511    $ 31,430    $ 23,474    $ 21,478
  Total interest expense                   16,689      14,657      14,238       9,612       8,909
  Net interest income                      20,431      18,854      17,192      13,862      12,569
  Provision for loan losses                   948         961       1,452         701         795
  Total noninterest income                  7,756       6,194       5,753       5,312       5,434
  Total noninterest expense                19,253      16,876      15,271      12,664      11,510
  Income tax expense                        2,470       2,362       2,127       1,899       1,823
  Net income                                5,516       4,849       4,095       3,910       3,875

-------------------------------------------------------------------------------------------------

PER SHARE DATA (1)
  Basic and diluted net income(2)        $   2.49    $   2.14    $   1.79    $   1.80    $   1.82
  Cash dividends declared                    0.74        0.57        0.57        0.57        0.57

-------------------------------------------------------------------------------------------------

AVERAGE BALANCES
  Average shareholders'
    equity and net ESOP
    obligation                           $ 42,151    $ 40,749    $ 37,877    $ 30,614    $ 29,966
  Average shareholders'
    equity                                 33,972      32,133      29,793      24,589      25,412
  Average total assets                    452,011     416,743     398,560     335,118     314,230

-------------------------------------------------------------------------------------------------

RATIOS
  Return on average total assets             1.22%       1.16%       1.03%       1.17%       1.23
  Average shareholders' equity
   and net ESOP obligation to
    average total assets                     9.33        9.78        9.50        9.14        9.54
  Average shareholders' equity
   to average total assets                   7.52        7.71        7.48        7.34        8.09
  Return on average shareholders'
   equity and net ESOP obligation           13.09       11.90       10.81       12.77       12.93
  Return on average
    shareholders' equity                    16.24       15.09       13.74       15.90       15.25
  Cash dividend payout ratio
    (cash dividends divided by
    net income)                             29.89       26.99       32.01       32.33       31.54

-------------------------------------------------------------------------------------------------

(1) Per share data restated for 5% stock dividend declared in 1996 and 1994 two-for-one stock split.
(2) Restated to reflect adoption of SFAS No. 128 on December 31, 1997.


                                      (Dollars in thousands except per share data)

Year Ended December 31,           1997         1996         1995         1994         1993
                                  ----         ----         ----         ----         ----
PERIOD END TOTALS
  Total assets                  $471,371     $433,273     $411,226     $393,547     $317,845
  Total loans and leases         359,736      318,709      277,600      280,679      227,813
  Total deposits                 415,181      387,766      367,797      354,646      283,603
  Advances from FHLB               7,530           --           --           --           --
  Shareholders' equity and
    net ESOP obligation           39,094       41,489       40,078       35,675       31,293
  Shareholders' equity            30,268       33,591       30,745       28,840       26,076
  Shareholders' equity and
    net ESOP obligation per
    share(1)                       18.89        18.13        17.47        15.55        14.69
  Shareholders' equity per
    share(1)                       17.36        17.14        15.52        14.36        13.12

-------------------------------------------------------------------------------------------


(1) Per share data restated for 5% stock dividend declared in 1996 and 1994 two-for-one stock split.


Item 7.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
         of Operation.
         -------------

EARNINGS SUMMARY

CONSOLIDATED NET INCOME for Rurban Financial Corp. (the "Corporation") for 1997 was $5.5 million, up from $4.8 million in 1996 and $4.1 million in 1995. Net income per share was $2.49 in 1997, an increase of 16% from $2.14 in 1996. The 1996 net income per share results represented a 20% increase from $1.79 in 1995. Cash dividends declared per share were $.74 in 1997 compared to $.57 in 1996 and 1995, a 30% increase in 1997. Per share data has been adjusted to reflect the 5% stock dividend declared in December, 1996.


RESULTS OF OPERATIONS

1997 COMPARED WITH 1996
-----------------------

NET INTEREST INCOME for 1997 was $20.4 million an increase of $1.6 million (8.4%) over 1996. The increase was primarily due to additional net interest income resulting from an 12.1% increase in the average balance of total loans and loans held for sale. While the average yield on loans was flat at 9.39% compared to 9.38% for 1996, the mix of loans as a percentage of average earning assets increased from 79.0% in 1996 to 80.7% in 1997, thereby improving the average yield on earning assets from 8.71% to 8.78%. The improvement in earning asset yield was more than offset by the increase in the average rate on interest bearing liabilities from 4.44% in 1996 to 4.61% in 1997; resulting in a decline in the net interest margin from 4.93% in 1996 to 4.85% in 1997.

AT DECEMBER 31, 1997, total loans and loans held for sale, net of deferred loan fees amounted to $363.9 million, an increase of 13.6% over net loans of $320.3 million at December 31, 1996. This increase was primarily due to the Corporation's loan origination efforts.

COMMERCIAL, FINANCIAL AND AGRICULTURAL LOANS increased $35.1 million from $185.8 million at December 31, 1996 to $217.3 million at December 31, 1997. This increase occurred as the result of the hiring of additional commercial lending staff and the Corporation's goal to increase commercial loan relationships.

AT DECEMBER 31, 1997, approximately $4.4 million of real estate mortgage loans were held for sale in the secondary market. During 1997, approximately $30.8 million of real estate mortgage loans were originated for sale and approximately $28.8 million were sold in the secondary market. This represents an increase of $7.6 million (36%) in loans sold in 1997 as compared to 1996. Real estate mortgage loans originated for sale increased $10.4 million in 1997, as compared to 1996, primarily due to the loan origination efforts of the Rurban Mortgage Division of State Bank and Rurban Mortgage Company. Net gains on loan sales for 1997 totaled $552,000, an increase of $762,000 as compared to net losses on loan sales of $210,000 in 1996. During 1997, most loans were sold on a servicing released basis. Loans originated for sale are primarily fixed rate mortgage loans. Management anticipate further growth in the volume of loans originated for sale in 1998 as Rurban Mortgage Company's volume grows from its start-up level in 1997. Such growth is anticipated to be boosted by relatively low interest rate levels, which during the first quarter of 1998 were resulting in a wave of mortgage loan refinancing.

SECURITIES AVAILABLE FOR SALE TOTALED $71.7 million at December 31, 1997 which represented an increase of $5.0 million (7.6%) from total securities of $66.6 million at December 31, 1996. As of December 31, 1997, all securities of the Corporation were designated available for sale. Available for sale securities represent those securities which the Corporation may decide to sell if needed for liquidity, asset/liability management or other reasons. Such securities are reported at fair value with net unrealized appreciation (depreciation) included as a separate component of shareholders' equity, net of tax. This resulted in a net increase in shareholders' equity of $219,000 at December 31, 1997.

TOTAL DEPOSITS AT December 31, 1997 amounted to $415.2 million, an increase of $27.4 million (7.1%) over total deposits of $387.8 million at December 31, 1996. The increase in deposits is believed to have occurred as a result of increased deposit services and flexibility of products offered. Management believes that customers continue to place a value on federal insurance on deposit accounts and that, to the extent the Corporation continues to pay competitive rates on deposits and continues to provide flexibility of deposit products, the Corporation will be able to maintain and increase its deposit levels.

OTHER BORROWINGS at December 31, 1997 were 12.5 million and $0 at December 31, 1997 and 1996. These borrowings consisted of $7.5 million of FHLB Advances and $4.9 million of federal funds purchased as the Corporation began to access alternative sources for funding its loan growth.

THE PROVISION FOR LOAN LOSSES charged to operations was based on the amount of net losses incurred and management's estimation of future losses based on an evaluation of loan portfolio risk and economic factors. The provision for loan losses was $948,000 in 1997 compared to $961,000 in 1996.

THE ALLOWANCE FOR LOAN LOSSES at December 31, 1997 was $5.2 million or 1.44% of total loans and loans held for sale, net of deferred loan fees, compared to $5.1 million or 1.58% at December 31, 1996.

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

SMALLER-BALANCE homogeneous loans are evaluated for impairment in total. Such loans include residential first mortgage loans secured by one-to-four family residences, residential construction loans, and automobile, home equity and second mortgage loans. Commercial loans and mortgage loans secured by other properties are evaluated individually for impairment. When analysis of borrower operating results and financial condition indicates that underlying cash flows of the borrower's business are not adequate to meet its debt service requirements, the loan is evaluated for impairment. Often this is associated with a delay or shortfall in payments of 30 days or more. Commercial loans are rated on a scale of 1 to 8, with 1-3 being satisfactory, 4 watch, 5 special mention, 6 substandard, 7 doubtful, and 8 as loss which are then charged off. Loans graded a 6 or worse are considered for impairment. Loans are generally moved to nonaccrual status when 90 days or more past due. Such loans are often considered impaired. Impaired loans, or portions thereof, are charged off when deemed uncollectible. This typically occurs when the loan is 120 days or more past due. At December 31, 1997, the Corporation classified four loan relationships as impaired, totaling $1.8 million. Management allocated $725,000 of the allowance for loan losses to impaired loans at December 31, 1997.

MANAGEMENT ALLOCATED approximately 70% of the allowance for loan losses to commercial, financial and agricultural loans; 14% to consumer loans; and 4% to residential first mortgage loans at December 31, 1997, leaving a balance of 12% unallocated. Nonperforming loans decreased to $2.8 million at December 31, 1997 from $3.8 million at December 31, 1996. The decrease in nonperforming loans relates primarily to the reduction of impaired loans during 1997. The allowance is maintained by management at a level considered adequate to cover losses that are currently anticipated based on past loss experience, general economic conditions, information about specific borrower situations including their financial position and collateral values, and other factors and estimates which are subject to change over time. Management believes the allowance for loan losses balance at December 31, 1997 is adequate to absorb losses on these and other loans.

TOTAL NONINTEREST INCOME increased $1,562,000 (25.2%) to $7.8 million in 1997 from $6.2 million in 1996. Net gain on sales of loans increased $762,000 to $552,000 in 1997 as compared to a net loss of $210,000 in 1996. During the first quarter of 1997, an adjustment of approximately $238,000 was made to reflect the adoption of SFAS No. 122 as of January 1, 1996. Approximately $200,000 of that amount related to the recording of originated mortgage servicing rights on loans sold in 1996. Trust fees income declined $32,000 (1.4%) to $2,327,000 in 1997 from $2,359,000 in 1996. This $32,000 decline actually represented a $228,000 (10.8%) increase after considering the $260,000 increase in 1996 as the result of converting from cash to accrual basis of accounting for trust fees in 1996. Data processing fees increased $563,000 (25.5%) to $2,766,000 in 1997 compared to $2,203,000 in 1996. An adjustment in 1997 to convert from cash to accrual basis of accounting for data processing fees accounted for $238,000 (42.3%) of this increase.

TOTAL NONINTEREST EXPENSE increased $2.4 million (14.1%) to $19.3 million in 1997, from $16.9 million in 1996, primarily due to the following factors. Salaries and employee benefits increased $1.9 million (22.4%) to $10.2 million in 1997 compared to $8.3 million in 1996. This increase was due primarily to three factors; 1) annual merit increases, 2) staffing increases, and 3)the extension of performance related bonuses and incentive compensation throughout the organization, and 4)individual employee equity and market salary adjustments to maintain competitive salaries and retain qualified employees. Equipment rentals, depreciation and maintenance declined $150,000 primarily due to a reduction in the dollar amount for classifying equipment purchases as fixed assets rather than recording them as direct expense in accordance with the Corporation's new fixed asset capitalization policy. The minimum amount to be capitalized was reduced from $5,000 to $1,000. Other expenses increased $649,000 (11.9%) primarily due to inflation and additional expenses attributed to loan and deposit growth.

INCOME TAX EXPENSE for the year ended December 31, 1997 was $2.5 million, an increase of $108,000 (4.6%) from 1996. This increase was primarily attributable to an increase in income before income tax expense.

THE FINANCIAL ACCOUNTING STANDARDS BOARD (FASB) issued SFAS No. 125 which applied for the first time in 1997. SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, provides authoritative guidance as to the accounting and financial reporting for transfers and servicing of financial assets and extinguishment of liabilities. Example transactions covered by SFAS No. 125 include asset securitizations, repurchase agreements, wash sales, loan participations, transfers of loans with recourse and servicing of loans. The Standard is based on a consistent application of a financial components approach that focuses on control. The Statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. The Statement also requires measuring instruments that have a substantial prepayment risk at fair value, much like debt instruments classified as available for sale or trading. SFAS No. 125 also supersedes SFAS No. 122, Accounting for Mortgage Servicing Rights, but it only marginally modifies the accounting and disclosure requirements of SFAS No. 122. SFAS No. 125, as amended by SFAS No.

127, was effective on a prospective basis for some transactions in 1997 and will be effective for others in 1998. The effect on the consolidated financial statements was not material.

A NEW ACCOUNTING STANDARD, SFAS No. 130, Reporting Comprehensive Income, has been issued which will require future reporting of comprehensive income beginning March 31, 1998. Comprehensive income is net income plus changes in unrealized appreciation (depreciation) on securities available for sale, net of tax.

A NEW ACCOUNTING STANDARD, SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, will require future reporting of additional information related to material business segments beginning December 31, 1998.


RESULTS OF OPERATIONS

1996 COMPARED WITH 1995
-----------------------

NET INTEREST INCOME for 1996 was $18.9 million an increase of $1.7 million (9.7%) over 1995. The increase was primarily due to additional net interest income resulting from an 8.0% increase in the average balance of total loans and loans held for sale, net of unearned income and deferred loan fees. While the average yield on loans remained at 9.38%, the mix of loans as a percentage of average earning assets increased from 76.6% in 1995 to 79.0% in 1996, thereby improving the average yield on earning assets from 8.57% to 8.71%. The improvement in earning asset yield coupled with a decline in the average rate on interest bearing liabilities from 4.51% in 1995 to 4.44% in 1996; resulted in an improvement in the net interest margin from 4.72% to 4.93%.

AT DECEMBER 31, 1996, total loans and loans held for sale, net of deferred loan fees amounted to $320.3 million, an increase of 14.3% over net loans of $280.3 million at December 31, 1995. This increase was primarily due to a decline in interest rates and an improved focus on loan origination during 1996.

AT DECEMBER 31, 1996, approximately $1.9 million of real estate mortgage loans were held for sale in the secondary market. During 1996, approximately $20.4 million of real estate mortgage loans were originated for sale and approximately $21.2 million were sold in the secondary market. This represents an increase of $9.0 (74%) in loans sold in 1996 as compared to 1995. Mortgage loans originated for sale increased $10.0 million in 1996, as compared to 1995, primarily due to declines in interest rates during the first half of 1996. Net losses on loan sales for 1996 totaled $210,000, a decrease of $294,000 as compared to net gains on loan sales of $84,000 in 1995. The Corporation retained the servicing of these loans as a fee generating service. Loans originated for sale were primarily fixed rate mortgage loans.

SECURITIES AVAILABLE FOR SALE TOTALED $66.6 million at December 31, 1996 which represented a decrease of $23.7 million (26.2%) from total securities of $90.3 million at December 31, 1995. The decrease in securities from sales and maturities was primarily due to the need to fund loan demand which out paced deposit growth.

TOTAL DEPOSITS at December 31, 1996 amounted to $387.8 million, an increase of $20.0 million (5.4%) over total deposits of $367.8 million at December 31, 1995. The increase in deposits is believed to have occurred as a result of increased deposit services and flexibility of products offered.

THE PROVISION FOR LOAN LOSSES charged to operations was based on the amount of net losses incurred and management's estimation of future losses based on an evaluation of loan portfolio risk and economic factors. The provision for loan losses was $961,000 in 1996 compared to $1,452,000 in 1995. The decreased provision and increase in the allowance in 1996 as compared to 1995 were due largely to the charge-off of certain large credits in 1995.

THE ALLOWANCE FOR LOAN LOSSES at December 31, 1996 was $5.1 million or 1.59% of total loans and loans held for sale, net of deferred loan fees, compared to $4.3 million or 1.52% at December 31, 1995.

MANAGEMENT ALLOCATED approximately 68% of the allowance for loan losses to commercial, financial and agricultural loans; 16% to consumer loans; and 4% to residential first mortgage loans at December 31, 1996, leaving a balance of 12% unallocated. Nonperforming loans increased to $3.8 million at December 31, 1996 from $3.1 million at December 31, 1995. The increase in nonperforming loans relates primarily to the identification of additional loans as impaired during 1996.

TOTAL NONINTEREST INCOME increased $440,000 (7.7%) to $6.2 million in 1996 from $5.8 million in 1995. Trust fees income increased $413,000 (21.2%) to $2,359,000 in 1996 from $1,946,000 in 1995; $260,000 of this increase resulted from a change from cash to accrual basis of accounting for trust fees in 1996. Data processing fees increased $164,000 (8.1%) to $2,203,000 in 1996 compared to $2,039,000 in 1995. These increases were partially offset by net loss on sales of loans of $210,000 in 1996 which was an unfavorable change of $294,000 from the $84,000 of net gains on sales of loans in 1995.

TOTAL NONINTEREST EXPENSE increased $1.6 million (10.5%) to $16.9 million in 1996, from $15.3 million in 1995, primarily due to the following factors. Salaries and employee benefits increased $1.2 million (16.7%) to $8.3 million in 1996 compared to $7.1 million in 1995. This increase was due primarily to three factors; 1) annual merit increases, 2) staffing increases, and 3)the extension of performance related bonuses and incentive compensation throughout the organization. Net occupancy expense of premises increased by $107,000 due to the repair of the exterior of the main office. Equipment costs increased $242,000 due primarily to the purchase of personal computers and other small equipment to upgrade the quality of the tools available to our people. Other expenses increased $64,000 (1.2%) primarily due to increases in professional fees of $142,000 and in other operating expenses of $573,000 which were offset by decreases in amortization of intangibles of $349,000 and FDIC deposit insurance premiums of $359,000. The increase in other operating expenses was primarily a result of increases in education and travel expenses of $191,000, and an increase of $84,000 in temporary labor.

INCOME TAX EXPENSE for the year ended December 31, 1996 was $2.4 million, an increase of $235,000 (11.0%) from 1995. This increase was primarily attributable to an increase in income before income tax expense.


LIQUIDITY

LIQUIDITY RELATES PRIMARILY to the Corporation's ability to fund loan demand, meet deposit customers' withdrawal requirements and provide for operating expenses. Assets used to satisfy these needs consist of cash and due from banks, federal funds sold, securities available-for sale and loans held for sale. These assets are commonly referred to as liquid assets. Liquid assets were $98 million at December 31, 1997 compared to $103 million at December 31, 1996 and $122 million at December 31, 1995. Liquidity levels declined $5 million from 1996 to 1997 and $19 million from 1995 to 1996 primarily due to the increase in loans. Management recognizes that securities may need to be sold in the future to help fund loan demand and, accordingly, as of December 31, 1997, the entire securities portfolio of $71.7 million was classified as available for sale.

THE CORPORATION'S RESIDENTIAL FIRST MORTGAGE PORTFOLIO of $75.2 million which can and has been readily used to collateralize borrowings is an additional source of liquidity. Management believes its current liquidity level is sufficient to meet anticipated future growth.

THE CASH FLOW statements for the periods presented provide an indication of the Corporation's sources and uses of cash as well as an indication of the ability of the Corporation to maintain an adequate level of liquidity. A discussion of the cash flow statements for 1997, 1996 and 1995 follows.

FOR ALL PERIODS presented, the Corporation experienced a net increase in cash from operating activities. Net cash from operating activities was $4.1 million, $8.6 million and $8.0 million for the years ended December 31, 1997, 1996 and 1995, respectively. The decrease in net cash from operating activities of $4.5 million for 1997 as compared to 1996 was primarily due to increases in loans held for sale of $2.5 million and increases in cash paid to supplies and employees of $2.5 million. The increase in net cash from operating activities of $566,000 for 1996 as compared to 1995 was primarily due to interest received on interest-earning assets which outpaced an increase in interest paid on interest-bearing liabilities.

NET CASH FLOW FROM INVESTING ACTIVITIES was $(47.8 million), $(20.0 million) and $(16.7 million) for the years ended December 31, 1997, 1996 and 1995, respectively. The changes in net cash from investing activities include loan growth, as well as normal maturities and reinvestments of securities and premises and equipment expenditures. In 1997, 1996 and 1995, the Corporation received $28.6, $19.4 million and $2.3 million, respectively, from sales of securities available for sale, while proceeds from repayments and maturities of securities were $8.8 million, $46.4 million and $22.2 million in 1997, 1996 and 1995, respectively.

NET CASH FLOW FROM FINANCING ACTIVITIES was $32.0, $17.0 and $11.8 million for the years ended December 31, 1997, 1996 and 1995, respectively. The net cash increase was primarily attributable to growth in total deposits of $27.4, $20.0 and $13.2 million in 1997, 1996 and 1995, respectively. Other significant changes in 1997 included $12.5 million in borrowings partially offset by $6.7 paid to repurchase common stock.


ASSET LIABILITY MANAGEMENT

ASSET LIABILITY MANAGEMENT involves developing and monitoring strategies to maintain sufficient liquidity, maximize net interest income and minimize the impact that significant fluctuations in market interest rates would have on earnings. The business of the Corporation and the composition of its balance sheet consists of investments in interest-earning assets (primarily loans, mortgage-backed securities, and securities available for sale) which are primarily funded by interest-bearing liabilities (deposits and borrowings). With the exception of loans which are originated and held for sale, all of the financial instruments of the Corporation are for other than trading purposes. All of the Corporation's transactions are denominated in U.S. dollars with no specific foreign exchange exposure. In addition, the Corporation has limited exposure to commodity prices related to agricultural loans. The impact of changes in foreign exchange rate and commodity prices on interest rates are assumed to be significant. The Corporation's financial instruments have varying levels of sensitivity to changes in market interest rates resulting in market risk. Interest rate risk is the Corporation's primary market risk exposure; to a lesser extent, liquidity risk also impacts market risk exposure.

INTEREST RATE RISK is the exposure of a banking institution's financial condition to adverse movements in interest rates. Accepting this risk can be an important source of profitability and stockholder value; however, excessive levels of interest rate risk could pose a significant threat to the Corporation's earnings and capital base. Accordingly, effective risk management that maintains interest rate risks at prudent levels is essential to the Corporation's safety and soundness.

EVALUATING a financial institution's exposure to changes in interest rates includes assessing both the adequacy of the management process used to control interest rate risk and the organization's quantitative level of exposure. When assessing the interest rate risk management process, the Corporation seeks to ensure that appropriate policies, procedures, management information systems, and internal controls are in place to maintain interest rate risks at prudent levels of consistency and continuity. Evaluating the quantitative level of interest rate risk exposure requires the Corporation to assess the existing and potential future effects of changes in interest rates on its consolidated financial condition, including capital adequacy, earnings, liquidity, and asset quality (when appropriate).

THE FEDERAL RESERVE BOARD together with the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation, adopted a Joint Agency Policy Statement on interest rate risk effective June 26, 1996. The policy statement provides guidance to examiners and bankers on sound practices for managing interest rate risk, which will form the basis for ongoing evaluation of the adequacy of interest rate risk management at supervised institutions. The policy statement also outlines fundamental elements of sound management that have been identified in prior Federal Reserve guidance and discusses the importance of these elements in the context of managing interest rate risk. Specifically, the guidance emphasizes the need for active Board of Director and Senior Management oversight and a comprehensive risk management process that effectively identifies, measures, and controls interest rate risk.

FINANCIAL INSTITUTIONS derive their income primarily from the excess of interest collected over interest paid. The rates of interest an institution earns on its assets and owes on its liabilities generally are established contractually for a period of time. Since market interest rates change over time, an institution is exposed to lower profit margins (or losses) if it cannot adapt to interest rate changes. For example, assume that an institution's assets carry intermediate or long term fixed rates and that those assets are funded with short-term liabilities. If market interest rates rise by the time the short-term liabilities must be refinanced, the increase in the institution's interest expense on its liabilities may not be sufficiently offset if assets continue to earn at the long-term fixed rates. Accordingly, an institution's profits could decrease on existing assets because the institution will either have lower net interest income or possible, net interest expense. Similar risks exist when assets are subject to contractual interest rate ceilings, or rate sensitive assets are funded by longer-term, fixed-rate liabilities in a decreasing rate environment.

SEVERAL WAYS an institution can manage interest rate risk include: 1) selling existing assets or repaying certain liabilities; 2) matching repricing periods for new assets and liabilities, for example, by shortening terms of new loans or investments; and 3) hedging existing assets, liabilities, or anticipated transactions. An institution might also invest in more complex financial instruments intended to hedge or otherwise change interest rate risk. Interest rate swaps, futures contacts, options on futures contracts, and other such derivative financial instruments are often used for this purpose. Because these instruments are sensitive to interest rate changes, they require management's expertise to be effective. The Corporation has not purchased derivative financial instruments in the past and does not presently intend to purchase such instruments.

QUANTITATIVE MARKET RISK DISCLOSURE. The following table provides information about the Corporation's financial instruments used for purposes other than trading that are sensitive to changes in interest rates. For loans receivable, securities, and liabilities with contractual maturities, the table presents principal cash flows and related weighted-average interest rates by contractual maturities as well as the Corporation's historical experience of the impact of interest rate fluctuations on the prepayment of residential and home equity loans and mortgage backed securities. For core deposits (demand deposits, interest-bearing checking, savings, and money market deposits) that have no contractual maturity, the table presents principal cash flows and, as applicable, related weighted-average interest rates based upon the Corporation's historical experience, management's judgement and statistical analysis, as applicable, concerning their most likely withdrawal behaviors. Weighted average variable rates are based upon rates existing at the reporting date.

                     Principal/Notional Amount Maturing In:
                             (Dollars in thousands)


---------------------------------------------------------------------------------------------------------------------------------
                                         1998         1999         2000        2001         2002       Thereafter       Total
---------------------------------------------------------------------------------------------------------------------------------
 RATE-SENSITIVE ASSETS
Fixed interest rate loans             $ 26,160      $ 9,372      $16,252      $23,495      $18,947      $   22,305      $116,531
   Average interest rate                  9.75%        9.72%        9.12%        9.02%        9.00%           9.88%         9.42%
Variable interest rate loans          $210,233      $15,499      $ 8,475      $ 6,296      $ 6,650      $      456      $247,609
   Average interest rate                  9.15%        9.15%        9.04%        7.72%        8.64%           8.71%         9.10%
Fixed interest rate securities        $    336      $37,116      $ 5,919      $ 4,284      $ 3,372      $   20,656      $ 71,683
   Average interest rate                  5.90%        5.88%        6.24%        6.12%        6.26%           6.54%         6.13%
Other interest-bearing assets         $  7,200           --           --           --           --              --      $  7,200
   Average interest rate                  5.80%          --           --           --           --              --          5.80%

RATE SENSITIVE LIABILITIES:
Non interest-bearing checking         $    839      $ 1,679      $ 2,515      $ 3,355      $ 4,195      $   33,566      $ 46,149
   Average interest rate                    --           --           --           --           --              --            --
   Savings and interest-bearing       $  1,652      $ 3,303      $ 4,946      $ 6,598      $ 8,250      $   65,278      $ 90,027
     checking
   Average interest rate                  2.17%        2.17%        2.17%        2.17%        2.17%           2.17%         2.17%
Time deposits and money markets       $215,036      $52,266      $ 8,921      $ 1,263      $   764      $      755      $279,005
   Average interest rate                  5.50%        5.75%        5.75%        5.92%        6.16%           5.10%         5.56%
Fixed interest rate borrowings        $  6,570      $   255      $   271      $   288      $    75              --      $  7,459
   Average interest rate                  6.38%        6.25%        6.25%        6.25%        6.25%             --          6.36%
Variable interest rate borrowings           --           --           --           --           --      $    5,000      $  5,000
   Average interest rate                    --           --           --           --           --            5.75%         5.75%


AT DECEMBER 31, 1997, the Corporation has a modestly positive Asset/Liability Gap of 108% during the one year frame. The one year Gap ratio above 100% indicates that a change in interest rates will affect more interest-earning assets that interest-bearing liabilities over the course of the year. Therefore, in the absence of countermanding strategies or circumstances, net interest income could be expected to rise in a period of rising rates and decline in periods of declining rates.

THE CORPORATION MANAGES its interest rate risk by the employment of strategies to assure that desired levels of both interest- earning assets and interest-bearing liabilities mature or reprice with similar time frames. Such strategies include; 1) loans receivable which are renewed(and repriced) annually, 2) variable rate loans, 3) certificates of deposit with terms from one month to six years, 4) securities available for sale which mature at various times primarily from one through ten years 5) federal funds borrowings with terms of one day to 90 days, and 6) Federal Home Loan Bank borrowings with terms of one day to five years.

CAPITAL RESOURCES

TOTAL SHAREHOLDERS' EQUITY plus common stock subject to repurchase obligation in ESOP, net of unearned ESOP shares was $39,094,000 as of December 31, 1997, a decrease of $2,395,000 from $41,489,000 as of December 31, 1996. The decrease was primarily due to the repurchase of 217,942 common shares at a cost of $6,677,000 under a stock repurchase program initiated during the fourth quarter of 1997, cash dividends of $1,649,000 offset by 1997 net income of $5,516,000.

TOTAL REGULATORY (RISK-BASED) CAPITAL was $42.2 million (which includes $8.8 million of common stock subject to repurchase obligation in ESOP, net of $1.3 million of unearned ESOP shares) as of December 31, 1997, a decrease of $2.3 million from total regulatory (risk-based) capital of $44.5 million as of December 31, 1996.

AS OF DECEMBER 31, 1997, the Corporation's and State Bank's total capital to risk weighted assets exceeded the minimum requirements for capital adequacy purposes of 8.0% (by 3.6% or $13.1 million for the Corporation and by 2.3% or $5.5 million for State Bank). Tier 1 capital to risk weighted assets exceeded the minimum of 4.0% (by 6.3% or $23.1 million for the Corporation and by 5.1%r $12.0 million for State Bank), and Tier 1 capital to average assets exceeded the minimum of 4.0% (by 4.0% or $18.8 million for the Corporation and by 3.2% or $9.5 million for State Bank). Under prompt corrective actions regulations, the Corporation's and State Bank's total capital to risk weighted assets exceeded the minimum requirement to be well capitalized of 10.0% (by 1.6% or $5.8 million for the Corporation and by .3% or $.8 million for State Bank). Tier 1 capital to risk weighted assets exceeded the minimum of 6.0% (by 4.3% or $15.9 million for the Corporation and by 3.1% or $7.3 million for State Bank), and Tier 1 capital to average assets exceeded the minimum of 5.0% (by 3.0% or $14.1 million for the Corporation and by 2.2% or $6.6 million for State Bank).

THE COMPONENTS OF total risk-based capital are Tier 1 capital and Tier 2 capital. Tier 1 capital is total shareholders' equity less intangible assets. Tier 2 capital is Tier 1 capital plus a portion of the allowance for loan losses. The allowance for loan losses is includable in Tier 2 capital up to a maximum of 1.25% of risk weighted assets. The net unrealized appreciation(depreciation) on securities available for sale, net of tax, under SFAS No. 115 is not considered in meeting regulatory capital requirements. The following table provides the minimum regulatory capital requirements and the Corporation's capital ratios at December 31, 1997:

CAPITAL RATIOS

                                                                                    Minimum
                                                                                  Regulatory
                                                                                    Capital           Corporation's
                                                                                 Requirements            Capital
                                                                                   12/31/96               Ratio
                                                                                   --------               -----
Ratio of Total Capital to Risk Weighted Assets                                       8.0%                 11.6%
Ratio of Tier 1 Capital to Risk Weighted Assets                                      4.0%                 10.3%
Ratio of Tier 1 Capital to Average Assets                                            4.0%                  8.0%



THE CORPORATION'S SUBSIDIARIES exceed the applicable minimum regulatory capital requirements at December 31, 1997.

RESTRICTIONS EXIST REGARDING the ability of the subsidiary banks to transfer funds to the Corporation in the form of cash dividends, loans or advances. (See
Note 1 to consolidated financial statements.) These restrictions have had no major impact on the Corporation's dividend policy or operations and it is not anticipated that they will have a major impact in the future.


IMPACT OF THE YEAR 2000

THE CORPORATION HAS CONDUCTED A comprehensive review of its computer systems to identify applications that could be affected by the "Year 2000" issue, and has developed an implementation plan to address the issue. The Corporation's data processing is performed primarily in-house by RDSI; however software and hardware utilized is under maintenance agreements with third party vendors. Consequently the Corporation has contacted each vendor to request time tables for Year 2000 compliance and expected costs, if any, to be passed along to the Corporation. To date, the Corporation has been informed that its primary service providers anticipate that all reprogramming efforts will be complete by June 30, 1998, allowing the Corporation time for testing of the Corporation's primary computer systems before the Year 2000 arrives. Certain vendors have not responded, however, and the Corporation will pursue other options if it appears that these vendors will be unable to comply. Management does not expect the costs of addressing the impact of the Year 2000 to have a significant impact on the Corporation's consolidated financial position or results of operations; however, there can be no assurance that the vendors' systems will be 2000 compliant, consequently the Corporation could incur material incremental costs to convert to other vendors. The Corporation has identified certain of its hardware and software equipment that will not be Year 2000 compliant and intends to purchase new equipment and software prior to December 31, 1998.


PLANNED PURCHASES OF PREMISES AND EQUIPMENT

MANAGEMENT PLANS TO PURCHASE additional premises and equipment to meet the current and future needs of the Corporation's customers. These purchases, including land, buildings and improvements and furniture and equipment (which includes computer software and license agreements), are currently expected to total at least $4 million over the next two years.

AS OF DECEMBER 31, 1997, management is not aware of any current recommendations by banking regulatory authorities which, if they were to be implemented, would have, or are reasonably likely to have, a material adverse effect on the Corporation's liquidity, capital resources or operations.


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

MANAGEMENT BELIEVES the most significant impact on financial results is the Corporation's ability to react to changes in interest rates. Management seeks to maintain an essentially balanced position between interest sensitive assets and liabilities and actively manages the amount of securities available for sale in order to protect against the effects of wide interest rate fluctuations on net income and shareholders' equity.

FORWARD-LOOKING STATEMENTS

WHEN USED IN THIS FILING and in future filing by the Corporation with the Securities and Exchange Commission, in the Corporation's press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phases, "anticipate," "would be," "will allow," "intends to," "will likely result," "are expected to," "will continue," "is anticipated, "estimated," "project," or similar expressions are intended to identify, "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to risks and uncertainties, including but not limited to changes in economic conditions in the Corporation's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Corporation's market area, and competition, all or some of which could cause actual results to differ materially from historical earnings and those presently anticipated or projected.

THE CORPORATION WISHES TO CAUTION readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and advise readers that various factors, including regional and national economic conditions, substantial changes in levels of market interest rates, credit and other risks of lending and investing activities, and competitive and regulatory factors, could affect the Corporation's financial performance and could cause the Corporation's actual results for future periods to differ materially form those anticipated or projected.

THE CORPORATION DOES NOT UNDERTAKE, and specifically disclaims any obligation, to update any forward looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
--------------------------------------------------------------------

         The disclosures required by this item appear on pages 36 through 38 of this Annual Report on Form 10-K under the caption "Asset Liability Management".


Item 8. Financial Statements and Supplementary Data.
----------------------------------------------------

         The Consolidated Balance Sheets of the Corporation and its subsidiaries as of December 31, 1997 and December 31, 1996, the related Consolidated Statements of Income, Changes in Shareholders' Equity and Cash Flows for each of the years in the three-year period ended December 31, 1997, the related Notes to Consolidated Financial Statements and the Report of Independent Auditors, appear on pages 48 through 78 of this Annual Report on Form 10-K. The Corporation is not required to furnish the supplementary financial information specified by
Item 302 of Regulation S-K.

Item 9. Changes in and Disagreements With Accountants on Accounting and
-----------------------------------------------------------------------
        Financial Disclosure.
        ---------------------

         None.



                                    PART III
                                    --------

Item 10. Directors and Executive Officers of the Registrant.
-------------------------------------------------------------

         In accordance with General Instruction G(3), the information called for in this Item 10 is incorporated herein by reference to the Corporation's definitive Proxy Statement, filed with the Securities and Exchange Commission pursuant to Regulation 14A of the General Rules and Regulations under the Securities Exchange Act of 1934, relating to the Corporation's Annual Meeting of Shareholders to be held on April 27, 1998, under the captions "ELECTION OF DIRECTORS" and "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT." In addition, certain information concerning the executive officers of the Corporation called for in this Item 10 is set forth in the portion of Part I of this Annual Report on Form 10-K entitled "Executive Officers of the Registrant" in accordance with General Instruction G(3).

Item 11. Executive Compensation.
---------------------------------

         In accordance with General Instruction G(3), the information called for in this Item 11 is incorporated herein by reference to the Corporation's definitive Proxy Statement, filed with the Securities and Exchange Commission pursuant to Regulation 14A of the General Rules and Regulations under the Securities Exchange Act of 1934, relating to the Corporation's Annual Meeting of Shareholders to be held on April 27, 1998, under the captions "COMPENSATION OF EXECUTIVE OFFICERS AND DIRECTORS" and "COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION." Neither the "REPORT ON EXECUTIVE COMPENSATION" nor the "PERFORMANCE GRAPH" included in the Corporation's definitive Proxy Statement relating to the Corporation's Annual Meeting of Shareholders to be held on April 27, 1998, shall be deemed to be incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.
-------------------------------------------------------------------------

         In accordance with General Instruction G(3), the information called for in this Item 12 is incorporated herein by reference to the Corporation's definitive Proxy Statement, filed with the Securities and Exchange Commission pursuant to Regulation 14A of the General Rules and

Regulations under the Securities Exchange Act of 1934, relating to the Corporation's Annual Meeting of Shareholders to be held on April 27, 1998, under the caption "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT."

Item 13. Certain Relationships and Related Transactions.
---------------------------------------------------------

         In accordance with General Instruction G(3), the information called for in this Item 13 is incorporated herein by reference to the Corporation's definitive Proxy Statement, filed with the Securities and Exchange Commission pursuant to Regulation 14A of the General Rules and Regulations under the Securities Exchange Act of 1934, relating to the Corporation's Annual Meeting of Shareholders to be held on April 27, 1998, under the caption "TRANSACTIONS INVOLVING MANAGEMENT."



                                     PART IV
                                     -------

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
--------------------------------------------------------------------------

(a)  (1)      Financial Statements.

              For a list of all financial statements included in this Annual Report on Form 10-K, see "Index to Financial Statements" at page 48.

(a)  (2)      Financial Statement Schedules.

              All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(a)  (3)      Exhibits.

              Exhibits filed with this Annual Report on Form 10-K are attached hereto. For a list of such exhibits, see "Index to Exhibits" at page 79. The following table provides certain information concerning executive compensation plans and arrangements required to be filed as exhibits to this Annual Report on Form 10-K.

                  Executive Compensation Plans and Arrangements
                  ---------------------------------------------


Exhibit No.              Description                                        Location
-----------              -----------                                        --------
10(a)                    Employees' Stock Ownership Plan of Rurban          Incorporated herein by reference to the
                         Financial Corp.                                    Corporation's Annual Report on Form 10-K
                                                                            for the fiscal year ended December 31,
                                                                            1993 (File No. 0-13507) [Exhibit 10(a)].

10(b)                    First Amendment to Employees' Stock Ownership      Incorporated herein by reference to the
                         Plan of Rurban Financial Corp., dated June 14,     Corporation's Annual Report on Form 10-K
                         1993 and made to be effective as of January 1,     for the fiscal year ended December 31,
                         1993                                               1993 (File No. 0-13507) [Exhibit 10(b)].

10(c)                    Second Amendment to Employees' Stock Ownership     Incorporated herein by reference to the
                         Plan of Rurban Financial Corp., dated March 14,    Corporation's Annual Report on Form 10-K
                         1994 and made to be effective as of January 1,     for the fiscal year ended December 31,
                         1993                                               1993 (File No. 0-13507) [Exhibit 10(c)].

10(d)                    Third Amendment to Employees' Stock Ownership      Incorporated herein by reference to the
                         Plan of Rurban Financial Corp., dated March 13,    Corporation's Annual Report on Form 10-K
                         1995                                               for the fiscal year ended December 31,
                                                                            1994 (File No. 0-13507) [Exhibit 10(d)].

10(e)                    Fourth Amendment to Employees' Stock Ownership     Incorporated herein by reference to the
                         Plan of Rurban Financial Corp., dated June 10,     Corporation's Annual Report on Form 10-K
                         1995 and made to be effective as of January 1,     for the fiscal year ended December 31,
                         1995                                               1995 (File No. 0-13507) [Exhibit 10(e)].

10(f)                    The Rurban Financial Corp. Savings Plan and        Incorporated herein by reference to the
                         Trust                                              Corporation's Annual Report on Form 10-K
                                                                            for the fiscal year ended December 31,
                                                                            1990 (File No. 0-13507) [Exhibit 10(g)].

10(g)                    First Amendment to The Rurban Financial Corp.      Incorporated herein by reference to the
                         Savings Plan and Trust, dated December 10, 1990    Corporation's Annual Report on Form 10-K
                         and effective January 1, 1990                      for the fiscal year ended December
                                                                            31, 1990  (File No. 0-13507)
                                                                            [Exhibit 10(g)].


Exhibit No.              Description                                        Location
-----------              -----------                                        --------
10(h)                    Second Amendment to The Rurban Financial Corp.     Incorporated herein by reference to the
                         Savings Plan and Trust, dated March 11, 1991,      Corporation's Annual Report on Form 10-K
                         effective February 1, 1991                         for the fiscal year ended December 31,
                                                                            1992 (File No. 0-13507)  [Exhibit 10(d)].

10(i)                    Third Amendment to The Rurban Financial Corp.      Incorporated herein by reference to the
                         Savings Plan and Trust, dated June 11, 1991        Corporation's Annual Report on Form 10-K
                                                                            for the fiscal year ended December 31,
                                                                            1992 (File No. 0-13507) [Exhibit 10(e)].

10(j)                    Fourth Amendment to The Rurban Financial Corp.     Incorporated herein by reference to the
                         Savings Plan and Trust, dated July 14, 1992,       Corporation's Annual Report on Form 10-K
                         effective May 1, 1992                              for the fiscal year ended December 31,
                                                                            1992 (File No. 0-13507) [Exhibit 10(f)].

10(k)                    Fifth Amendment to The Rurban Financial Corp.      Incorporated herein by reference to the
                         Savings Plan and Trust, dated March 14, 1994       Corporation's Annual Report on Form 10-K
                                                                            for the fiscal year ended December 31,
                                                                            1993 (File No. 0-13507) [Exhibit 10(i)].

10(l)                    Sixth Amendment to The Rurban Financial Corp.      Incorporated herein by reference to the
                         Savings Plan and Trust dated May 1, 1995           Corporation's Annual Report on Form 10-K
                                                                            for the fiscal year ended December 31,
                                                                            1995 (File No. 0-13507) [Exhibit 10(l)].

10(m)                    Summary of Incentive Compensation Plan of State    Incorporated herein by reference to the
                         Bank                                               Corporation's Annual Report on Form 10-K
                                                                            for the fiscal year ended December 31,
                                                                            1993 (File No. 0-13507) [Exhibit 10(j)].

10(n)                    Summary of Bonus Program adopted by the Trust      Incorporated herein by reference to the
                         Department of State Bank for the benefit of        Corporation's Annual Report on Form 10-K
                         Robert W. Constien in his capacity as Manager      for the fiscal year ended December 31,
                         of the Trust Department                            1991 (File No. 0-13507) [Exhibit 10(e)].

10(o)                    Summary of Bonus Program for the Trust             Incorporated herein by reference to the
                         Department of State Bank                           Corporation's Annual Report on Form 10-K
                                                                            for the fiscal year ended December 31,
                                                                            1992 (File No. 0-13507) [Exhibit 10(i)].



Exhibit No.              Description                                        Location
-----------              -----------                                        --------
10(p)                    Summary of Sales Bonus Program of State Bank       Incorporated herein by reference to the
                                                                            Corporation's Annual Report on Form 10-K
                                                                            for the fiscal year ended
                                                                            December 31, 1994 (File No. 0-13507)
                                                                            [Exhibit 10(n)].

10(q)                    Summary of Rurban Financial Corp. Bonus Plan       Incorporated herein by reference to the
                                                                            Corporation's Annual Report on Form 10-K
                                                                            for the fiscal year ended December 31,
                                                                            1993 (File No. 0-13507) [Exhibit 10(q)].

10(r)                    Executive Salary Continuation Agreement, dated     Incorporated herein by reference to the
                         December 15, 1994, between Rurban Financial        Corporation's Annual Report on Form 10-K
                         Corp. and Richard C. Burrows                       for the fiscal year ended December 31,
                                                                            1994 (File No. 0-13507) [Exhibit 10(p)].

10(s)                    Executive Salary Continuation Agreement, dated     Incorporated herein by reference to the
                         October 11,  1995, between Rurban Financial        Corporation's Annual Report on Form 10-K
                         Corp. and Thomas C. Williams; and Amended          for the fiscal year ended
                         Schedule A to Exhibit 10(s) identifying other      December 31, 1995 (File No. 0-13507)
                         identical Executive Salary Continuation            [Exhibit 10(s)]; Amended Schedule A to
                         Agreements between executive officers of Rurban    10(s) is included at Page 92 of this
                         Financial Corp. and Rurban Financial Corp.         Annual Report on Form 10-K.
10(t)
                         Description of Split-Dollar Insurance Policies     Incorporated herein by reference to the
                         Maintained for Certain Executive Officers of       Corporation's Annual Report on Form 10-K
                         Rurban Financial Corp.                             for the fiscal year ended December 31,
                                                                            1995 (File No. 0-13507) [Exhibit 10(t)].
10(u)
                         Rurban Financial Corp. Stock Option Plan           Incorporated herein by reference to the
                                                                            Corporation's Annual Report on Form 10-K
                                                                            for the fiscal year ended
                                                                            December 31, 1996 (File No. 0-13507)
                                                                            [Exhibit 10(u)].
10(v)
                         Rurban Financial Corp. Plan to Allow Directors     Incorporated herein by reference to the
                         to Elect to Defer Compensation                     Corporation's Annual Report on Form 10-K
                                                                            for the fiscal year ended
                                                                            December 31, 1996 (File No. 0-13507)
                                                                            [Exhibit 10(v)].

10(w)                    Form of Non-Qualified Stock Option Agreement       Pages 93 through 97 of this Annual
                                                                            Report on Form 10-K.



Exhibit No.              Description                                        Location
-----------              -----------                                        --------
 10(x)                   Form of Incentive Stock Option Agreement           Pages 98 through 102 of this Annual
                                                                            Report on Form 10-K.


(b)      Reports on Form 8-K.

         There were no Current Reports on Form 8-K filed during the fiscal quarter ended December 31, 1997.

(c)      Exhibits.

         Exhibits filed with this Annual Report on Form 10-K are attached hereto. For a list of such exhibits, see "Index to Exhibits" at page 79.

(d)      Financial Statement Schedules.

         None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              RURBAN FINANCIAL CORP.

                                   /s/ RICHARD C. WARRENER
                                   -----------------------
Date: March 31, 1998          By:  Richard C. Warrener, Executive Vice President
                                   and Chief Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                  Name                    Date                               Capacity
                  ----                    ----                               --------
*Thomas C. Williams                        *             President, Chief Executive Officer, Principal
-------------------                                      Executive Officer and Director

*Richard C. Burrows                        *             Director
-------------------

*John R. Compo                             *             Director
--------------

*John Fahl                                 *             Director
----------

*Robert A. Fawcett, Jr.                    *             Director
-----------------------

*Richard Z. Graham                         *             Director
------------------

*Eric C. Hench                             *             Director
--------------

*W. Scott Muir                             *             Director
-------------

*Steven D. VanDemark                       *             Director
--------------------

*J. Michael Walz, D.D.S                    *             Director
-----------------------

*By:  Richard C. Warrener                  *             Executive Vice President and Chief Financial
-------------------------                                Officer
    (Attorney-in-Fact)



Date:   March 31, 1998

                             RURBAN FINANCIAL CORP.

                           ANNUAL REPORT ON FORM 10-K
                     FOR FISCAL YEAR ENDED DECEMBER 31, 1997


                          INDEX TO FINANCIAL STATEMENTS

                                                                                                  Pages in
                                                                                                  this Annual
                                                                                                  Report on
Description                                                                                       Form 10-K
-----------                                                                                       ---------
Report of Independent Auditors...................................................................      49

Consolidated Balance Sheets at December 31, 1997
  and 1996.......................................................................................     50-51
Consolidated Statements of Income for the years
  ended December 31, 1997, 1996 and 1995.........................................................      52
Consolidated Statements of Changes in Shareholders'
  Equity for the three years ended December 31,
  1997...........................................................................................      53
Consolidated Statements of Cash Flows for the
  years ended December 31, 1997, 1996 and
  1995...........................................................................................     54-55

Notes to Consolidated Financial Statements.......................................................     56-78


                         REPORT OF INDEPENDENT AUDITORS



Board of Directors and Shareholders
Rurban Financial Corp.
Defiance, Ohio


We have audited the accompanying consolidated balance sheets of Rurban Financial Corp. and Subsidiaries as of December 31, 1997 and 1996 and the related consolidated statements of income, changes in shareholders' equity and cash flows for the years ended December 31, 1997, 1996 and 1995. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rurban Financial Corp. and Subsidiaries as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years ended December 31, 1997, 1996 and 1995 in conformity with generally accepted accounting principles.





                                                   Crowe, Chizek and Company LLP

South Bend, Indiana
January 30, 1998

                     RURBAN FINANCIAL CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1997 and 1996

--------------------------------------------------------------------------------

                                                                                   1997          1996
                                                                                   ----          ----
ASSETS
Cash and due from banks                                                      $ 15,552,385    $ 18,718,263
Federal funds sold                                                              6,670,000      15,309,000
                                                                             ------------    ------------
     Total cash and cash equivalents                                           22,222,385      34,027,263
Interest-bearing deposits in other financial institutions                         529,777         180,000
Securities available for sale                                                  71,683,120      66,635,889
Loans held for sale, net of valuation allowance
  (1997 - $-0-, 1996 - $31,119)                                                 4,404,327       1,875,636
Loans
     Commercial, financial and agricultural                                   217,324,268     185,838,900
     Residential first mortgage                                                75,212,817      72,356,881
     Consumer                                                                  67,198,876      60,512,850
                                                                             ------------    ------------
         Total loans                                                          359,735,961     318,708,631
     Deferred loan fees, net                                                     (288,651)       (262,791)
     Allowance for loan losses                                                 (5,239,601)     (5,066,600)
                                                                             ------------    ------------
         Net loans                                                            354,207,709     313,379,240
Accrued interest receivable                                                     3,533,532       3,298,902
Premises and equipment, net                                                     8,583,961       8,827,838
Other assets                                                                    6,206,279       5,048,005
                                                                             ------------    ------------

         Total assets                                                        $471,371,090    $433,272,773
                                                                             ============    ============



--------------------------------------------------------------------------------
                                       50
                                   (Continued)

                     RURBAN FINANCIAL CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1997 and 1996

--------------------------------------------------------------------------------

                                                                                   1997          1996
                                                                                   ----          ----
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
     Deposits
         Noninterest-bearing                                                 $ 46,149,132    $ 42,323,683
         Interest-bearing                                                     369,032,154     345,442,390
                                                                             ------------    ------------
              Total deposits                                                  415,181,286     387,766,073
     Federal funds purchased                                                    4,929,000               -
     Advances from Federal Home Loan Bank (FHLB)                                7,529,867               -
     Accrued interest payable                                                   1,577,140       1,421,131
     Other liabilities                                                          3,059,869       2,596,921
                                                                             ------------    ------------

              Total liabilities                                               432,277,162     391,784,125

Common stock subject to repurchase obligation
  in ESOP (shares outstanding:  1997 - 326,612,
  1996 - 328,582)                                                              10,124,972       9,387,588
Unearned ESOP shares (unearned shares: 1997 - 43,111,
  1996 - 46,879)                                                               (1,299,000)     (1,490,000)
Common stock:  stated value $2.50 per share;
  shares authorized:  10,000,000; shares issued: 2,287,851;
  shares outstanding:  1997 - 1,743,297, 1996 - 1,959,269                       4,903,098       4,898,173
Additional paid-in capital                                                      7,930,646       8,672,955
Retained earnings                                                              23,891,983      20,024,916
Net unrealized appreciation (depreciation) on
  securities available for sale, net of tax of $106,988 in
  1997 and $(2,567) in 1996                                                       218,840          (4,984)
Treasury stock:  1997 - 217,942 shares, at cost                                (6,676,611)              -
                                                                             ------------    ------------

         Total liabilities and shareholders' equity                          $471,371,090    $433,272,773
                                                                             ============    ============



--------------------------------------------------------------------------------
                                       51
              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     RURBAN FINANCIAL CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                  Years ended December 31, 1997, 1996 and 1995

--------------------------------------------------------------------------------

                                                                 1997            1996           1995
                                                                 ----            ----           ----
Interest income
     Loans, including fees                                  $32,155,039     $28,680,021    $26,539,689
     Taxable securities                                       3,900,143       4,066,184      3,756,764
     Non-taxable securities                                     312,278         408,811        426,178
     Other interest income                                      753,081         355,950        707,596
                                                            -----------     -----------    -----------
         Total interest income                               37,120,541      33,510,966     31,430,227

Interest expense
     Deposits                                                16,305,732      14,511,736     14,197,998
     Short-term borrowings                                      161,505         144,773         40,050
     Advances from FHLB                                         221,918               -              -
                                                            -----------     -----------    -----------
         Total interest expense                              16,689,155      14,656,509     14,238,048
                                                            -----------     -----------    -----------

Net interest income                                          20,431,386      18,854,457     17,192,179
     Provision for loan losses                                  947,965         961,009      1,451,898
                                                            -----------     -----------    -----------

Net interest income after provision
  for loan losses                                            19,483,421      17,893,448     15,740,281

Noninterest income
     Service charges on deposit accounts                      1,199,153       1,253,127      1,184,787
     Trust fees                                               2,326,629       2,359,312      1,946,013
     Data processing fees                                     2,765,533       2,203,213      2,038,948
     Net gain on securities                                     193,892          33,884          3,113
     Net gain (loss) on sales of loans                          551,730        (210,000)        83,919
     Other income                                               718,804         554,131        496,419
                                                            -----------     -----------    -----------
         Total noninterest income                             7,755,741       6,193,667      5,753,199

Noninterest expense
     Salaries and employee benefits                          10,189,420       8,327,349      7,135,943
     Net occupancy expense of premises                          992,486         977,165        869,678
     Equipment rentals, depreciation and
       maintenance                                            1,981,699       2,131,295      1,889,540
     Other expenses                                           6,089,291       5,439,951      5,376,402
                                                            -----------     -----------    -----------
         Total noninterest expense                           19,252,896      16,875,760     15,271,563
                                                            -----------     -----------    -----------

Income before income tax expense                              7,986,266       7,211,355      6,221,917
     Income tax expense                                       2,470,469       2,362,141      2,127,104
                                                            -----------     -----------    -----------

Net income                                                  $ 5,515,797     $ 4,849,214    $ 4,094,813
                                                            ===========     ===========    ===========

Basic and diluted earnings per common share                 $      2.49     $      2.14    $      1.79
                                                            ===========     ===========    ===========



--------------------------------------------------------------------------------
                                       52
              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     RURBAN FINANCIAL CORP. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                       Three years ended December 31, 1997

--------------------------------------------------------------------------------

                                                                                       Net Unrealized
                                                                                        Appreciation
                                                                                       (Depreciation)
                                                                                        On Securities
                                                         Additional                       Available
                                            Common         Paid-In       Retained         For Sale,     Treasury
                                             Stock         Capital       Earnings        Net of Tax       Stock
                                             -----         -------       --------        -----------      ------
Balances at January 1, 1995             $   4,782,375  $    8,232,185  $  16,995,711  $  (1,170,241) $            -

Net income for the year                             -               -      4,094,813              -               -
Cash dividends declared
  ($0.57 per share)                                 -               -     (1,310,627)             -               -
Transfer of 26,039 common shares
  and adjustment to common stock
  subject to repurchase obligation in
  ESOP                                        (65,098)     (2,433,372)             -              -               -
Net change in unrealized appreciation
  (depreciation) on securities available
  for sale, net of tax of $834,400                  -               -              -      1,619,718               -
                                        -------------  --------------  -------------  -------------  --------------

Balances at December 31, 1995               4,717,277       5,798,813     19,779,897        449,477               -

Net income for the year                             -               -      4,849,214              -               -
Cash dividends declared
  ($0.57 per share)                                 -               -     (1,308,975)             -               -
Declaration of a 5% stock dividend
  and issuance of 92,826 common
  shares and 15,647 common shares
  subject to repurchase obligation
  in ESOP                                     232,066       2,574,993     (3,280,224)             -               -
Cash dividend distributable for
  fractional shares related to 5%
  stock dividend                                    -               -        (14,996)             -               -
Purchase and retirement of 5,000
  common shares                               (12,500)       (158,125)             -              -               -
Transfer of 15,468 common shares
  and adjustment to common stock
  subject to repurchase obligation
  in ESOP                                     (38,670)        457,274              -              -               -
Net change in unrealized
  appreciation (depreciation) on
  securities available for sale,
  net of tax of $(234,116)                          -               -              -       (454,461)              -
                                        -------------  --------------  -------------  -------------  --------------

Balances at December 31, 1996               4,898,173       8,672,955     20,024,916         (4,984)              -

Net income for the year                             -               -      5,515,797              -               -
Cash dividends declared
  ($.74 per share)                                  -               -     (1,648,730)             -               -
Purchase of 217,942 treasury shares                 -               -              -              -      (6,676,611)
Transfer of 1,970 common shares
  and adjustment from common
  stock subject to repurchase
  obligation in ESOP                            4,925        (742,309)             -              -               -
Net change in unrealized
  appreciation (depreciation) on
  securities available for sale, net
  of tax of $109,555                                -               -              -        223,824               -
                                        -------------  --------------  -------------  -------------  --------------

Balances at December 31, 1997           $   4,903,098  $    7,930,646  $  23,891,983  $     218,840  $   (6,676,611)
                                        =============  ==============  =============  =============  ==============

--------------------------------------------------------------------------------
                                       53
              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS.

                     RURBAN FINANCIAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Years ended December 31, 1997, 1996 and 1995

--------------------------------------------------------------------------------

                                                                 1997                1996                1995
                                                                 ----                ----                ----
Cash flows from operating activities
     Cash received from customers - fees
       and commissions                                      $     7,010,119     $     6,369,783    $      5,666,167
     Cash paid to suppliers and employees                       (18,388,747)        (15,877,040)        (14,117,567)
     Loans originated for sale                                  (30,797,914)        (20,385,626)        (10,418,133)
     Proceeds from sales of loans held for sale                  28,820,953          21,249,283          12,242,370
     Interest received                                           36,911,771          33,479,613          30,857,639
     Interest paid                                              (16,533,146)        (14,270,426)        (14,111,248)
     Income taxes paid                                           (2,968,950)         (1,966,477)         (2,086,479)
                                                            ---------------     ---------------    ----------------
         Net cash from operating activities                       4,054,086           8,599,110           8,032,749

Cash flows from investing activities
     Net change in interest-bearing deposits
       in other financial institutions                             (349,777)                  -             166,324
     Net change in loans                                        (42,353,197)        (41,986,168)            427,936
     Proceeds from sales of securities available
       for sale                                                  28,631,037          19,416,875           2,263,104
     Principal repayments, maturities, and
       calls of:
         Securities available for sale                            8,785,410          46,431,465          22,190,401
         Securities held to maturity                                      -                   -           3,318,925
     Purchase of:
         Securities available for sale                          (41,936,407)        (42,809,056)        (41,660,219)
         Securities held to maturity                                      -                   -          (3,802,079)
     Net purchases of premises and equipment                     (1,149,654)         (1,717,922)           (274,859)
     Recoveries on loan charge-offs                                 550,903             713,368             698,928
                                                            ---------------     ---------------    ----------------
         Net cash from investing activities                     (47,821,685)        (19,951,438)        (16,671,539)

Cash flows from financing activities
     Cash paid to purchase unearned ESOP
       shares                                                             -          (1,490,000)                  -
     Net change in deposits                                      27,415,213          19,969,535          13,150,902
     Net change in federal funds purchased                        4,929,000                   -                   -
     Proceeds from advances from FHLB                             7,529,867                   -                   -
     Cash dividends paid                                         (1,234,748)         (1,308,975)         (1,310,627)
     Cash paid to repurchase common stock                        (6,676,611)           (170,625)                  -
                                                            ---------------     ---------------    ----------------
         Net cash from financing activities                      31,962,721          16,999,935          11,840,275
                                                            ---------------     ---------------    ----------------

Net change in cash and cash equivalents                         (11,804,878)          5,647,607           3,201,485

Cash and cash equivalents at beginning of year                   34,027,263          28,379,656          25,178,171
                                                            ---------------     ---------------    ----------------

Cash and cash equivalents at end of year                    $    22,222,385     $    34,027,263    $     28,379,656
                                                            ===============     ===============    ================

--------------------------------------------------------------------------------
                                       54
                                   (CONTINUED)

                     RURBAN FINANCIAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Years ended December 31, 1997, 1996 and 1995

--------------------------------------------------------------------------------

                                                                 1997                1996                1995
                                                                 ----                ----                ----
Reconciliation of net income to
  net cash from operating activities
     Net income                                             $     5,515,797     $     4,849,214    $      4,094,813
     Adjustments to reconcile net income
       to net cash from operating activities
         Depreciation                                             1,393,531           1,273,801           1,155,227
         Amortization of intangible assets                          180,000             285,000             634,000
         Provision for loan losses                                  947,965             961,009           1,451,898
         Net gain on securities                                    (193,892)            (33,884)             (3,113)
         Loans originated for sale                              (30,797,914)        (20,385,626)        (10,418,133)
         Proceeds from sales of loan held for sale               28,820,953          21,249,283          12,242,370
         Net (gain) loss on sales of loans                         (551,730)            210,000             (83,919)
         Paydown of ESOP loan                                       191,000                   -                   -
         Change in assets and liabilities
              Deferred loan fees, net                                25,860              27,395             (26,808)
              Accrued interest receivable                          (234,630)            (58,748)           (545,780)
              Other assets                                       (1,447,829)           (430,654)           (591,281)
              Accrued interest payable                              156,009             386,083             126,800
              Other liabilities                                      48,966             266,237              (3,325)
                                                            ---------------     ---------------    ----------------
                  Net cash from operating
                    activities                              $     4,054,086     $     8,599,110    $      8,032,749
                                                            ===============     ===============    ================
Supplemental disclosures of cash flow information
     Transfer from securities held to maturity to
       securities available for sale                        $             -     $             -    $     10,854,066

--------------------------------------------------------------------------------
                                       55
              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS.

                     RURBAN FINANCIAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1997, 1996 and 1995

--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation: The accompanying consolidated financial statements include the accounts of Rurban Financial Corp. and its wholly-owned subsidiaries. Rurban Financial Corp. is a bank holding company, organized under Ohio law, that owns all the outstanding stock of The State Bank and Trust Company ("State Bank"), The Peoples Banking Company ("Peoples Bank"), The First National Bank of Ottawa ("First National Bank"), The Citizens Savings Bank Company ("Citizens Savings Bank"), Rurbanc Data Services, Inc. ("RDSI") and Rurban Life Insurance Company ("Rurban Life") (together referred to as "the Corporation"). State Bank owns all of the outstanding stock of Reliance Financial Services, N.A. ("RFS") and Rurban Mortgage Company ("RMC"). RMC was incorporated on November 5, 1997. On December 31, 1997, the operations of the Rurban Mortgage Division of State Bank were merged into RMC along with the acquired operations of S&L Financial Services, Inc. ("S&L"). The S&L acquisition was accounted for as a purchase; income from S&L was not material for the years ended December 31, 1997, 1996 and 1995. All significant intercompany balances and transactions are eliminated in consolidation.

Nature of Business: The Corporation operates primarily in the banking industry which accounts for more than 90% of its revenues, operating income and assets. The Corporation's subsidiary banks grant credit and accept deposits from their customers in the normal course of business primarily in the northwestern Ohio region. RDSI provides data processing services, primarily to financial institutions located in northwestern Ohio. Rurban Life accepts reinsurance ceded in part by USLIFE from the credit life and disability insurance purchased by customers of the Corporation's subsidiary banks. RFS offers a diversified array of trust and financial services to customers nationwide. RMC services residential mortgage customers in West and Central Florida.

Use of Estimates: To prepare consolidated financial statements in conformity with generally accepted accounting principles, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the consolidated financial statements and the disclosures provided, and future results could differ. The allowance for loan losses, fair values of financial instruments, the carrying value of loans held for sale and fair value of stock options are particularly subject to change.

Securities: Securities are classified as held to maturity and carried at amortized cost when management has the positive intent and ability to hold them to maturity. Securities are classified as available for sale when they might be sold before maturity. Securities available for sale are carried at fair value, with unrealized holding gains and losses reported separately in shareholders' equity, net of tax. Securities are classified as trading when held for short term periods in anticipation of market gains, and are carried at fair value. Securities are written down to fair value when a decline in fair value is not temporary.

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

--------------------------------------------------------------------------------
                                       56
                                   (CONTINUED)

                     RURBAN FINANCIAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1997, 1996 and 1995

--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Interest Income on Loans: Interest on loans is accrued over the term of the loans based upon the principal outstanding. Management reviews loans delinquent 90 days or more to determine if the interest accrual should be discontinued. When serious doubt exists as to the collectibility of a loan, the accrual of interest is discontinued. Under Statement of Financial Accounting Standards ("SFAS") No. 114, Accounting by Creditors for Impairment of a Loan, as amended by SFAS No. 118, the carrying value of impaired loans is periodically adjusted to reflect cash payments, revised estimates of future cash flows, and increases in the present value of expected cash flows due to the passage of time. Cash payments representing interest income are reported as such and other cash payments are reported as reductions in carrying value. Increases or decreases in carrying value due to changes in estimates of future payments or the passage of time are reported as a component of the provision for loan losses.

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

--------------------------------------------------------------------------------
                                       57
                                   (CONTINUED)

                     RURBAN FINANCIAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1997, 1996 and 1995

--------------------------------------------------------------------------------
NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Servicing Rights: Prior to adopting SFAS No. 122 at the start of 1996, servicing right assets were recorded only for purchased rights to service mortgage loans. Subsequent to adopting this standard, servicing rights represent both purchased rights and the allocated value of servicing rights retained on loans sold. Servicing rights are expensed in proportion to, and over the period of, estimated net servicing revenues. Impairment is evaluated based on the fair value of the rights, using groupings of the underlying loans as to interest rates and then, secondarily, as to geographic and prepayment characteristics. Any impairment of a grouping is reported as a valuation allowance. The impact on the Corporation's consolidated financial position and results of operations for the years ended December 31, 1997 and 1996 was not material.

Excess servicing receivable is reported when a loan sale results in servicing in excess of normal amounts, and is expensed over the life of the servicing on the interest method.

Intangible Assets: Goodwill arising from the acquisition of subsidiary banks and RMC is amortized over 5 to 25 years using the straight-line method. Core deposit intangibles are amortized on an accelerated basis over 10 years, the estimated life of the deposits acquired. Goodwill and identified intangibles are assessed for impairment based on estimated undiscounted cash flows, and written down if necessary. As of December 31, 1997, 1996 and 1995, unamortized goodwill totaled approximately $941,000, $669,000 and $784,000 and unamortized core deposit intangibles totaled approximately $271,000, $351,000 and $521,000.

--------------------------------------------------------------------------------
                                       58
                                   (CONTINUED)

                     RURBAN FINANCIAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1997, 1996 and 1995

--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Foreclosed Real Estate: Real estate properties acquired through, or in lieu of, loan foreclosure are initially recorded at fair value at the date of acquisition establishing a new cost basis. Any reduction to fair value from the carrying value of the related loan at the time of acquisition is accounted for as a loan loss and charged against the allowance for loan losses. After acquisition, a valuation allowance is recorded through a charge to income for the amount of estimated selling costs. Valuations are periodically performed by management, and valuation allowances are adjusted through a charge to income for changes in fair value or estimated selling costs. Other real estate owned amounted to approximately $-0- and $329,000 at December 31, 1997 and 1996, respectively, and is included in other assets in the consolidated balance sheets.

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

Employee Benefits: The Corporation sponsors an employee stock ownership plan
(ESOP) and 401(k) profit sharing plan for which contributions are made and expensed annually. The Corporation also provides split-dollar life insurance plans for certain executive officers of the Corporation. Also, the Corporation sponsors a supplemental retirement plan for certain executive officers of the Corporation. Employee benefits are discussed further in Note 8.

Stock Option Plan: The Corporation sponsors a stock option plan for directors, officers and key employees. Expense for employee compensation under the stock option plan is based on Accounting Principles Board ("APB") Opinion 25 with expense reported only if options are granted below market price at grant date. If applicable, disclosures of net income and earnings per common share are provided as if the fair value method of SFAS No. 123 were used for stock-based compensation. For further discussion see Note 8.

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

--------------------------------------------------------------------------------
                                       59
                                   (CONTINUED)
v                     RURBAN FINANCIAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1997, 1996 and 1995

--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Earnings and Dividends Per Common Share: Basic and diluted earnings per common share are computed under a new accounting standard, SFAS No. 128, effective beginning with the quarter ended December 31, 1997. All prior earnings per common share amounts have been restated to be comparable. Basic earnings per common share is based on net income divided by the weighted average number of common shares considered to be outstanding during the period. Diluted earnings per common share shows the dilutive effect of any additional potential common shares issuable under stock options. ESOP shares are considered to be outstanding, for both basic and diluted earnings per common share, after they are committed to be released. Earnings and dividends per common share are restated for all stock splits and dividends.

Dividend Restriction: Certain restrictions exist regarding the ability of the subsidiaries to transfer funds to Rurban Financial Corp. in the form of cash dividends, loans or advances. As of December 31, 1997, approximately $4,200,000 of undistributed earnings of the subsidiaries, included in consolidated retained earnings, was available for distribution to Rurban Financial Corp. as dividends without prior regulatory approval.

Fair Values of Financial Instruments: Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in Note 14. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect such estimates.

Concentrations of Credit Risk: The Corporation grants commercial, real estate and installment loans to customers mainly in northwest Ohio. Commercial loans include loans collateralized by commercial real estate, business assets and agricultural loans collateralized by crops and farm equipment. Commercial, financial and agricultural loans make up approximately 60% of the loan portfolio and the loans are expected to be repaid from cash flow from operations of businesses. Residential first mortgage loans make up approximately 21% of the loan portfolio and are collateralized by first mortgages on residential real estate. Consumer loans make up approximately 19% of the loan portfolio and are primarily collateralized by consumer assets.

Financial Instruments With Off-Balance-Sheet Risk: The Corporation, in the normal course of business, makes commitments to extend credit which are not reflected in the consolidated financial statements. A summary of these commitments is disclosed in Note 12.

--------------------------------------------------------------------------------
                                       60
                                   (CONTINUED)

                     RURBAN FINANCIAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1997, 1996 and 1995

--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Statements of Cash Flows: For purposes of reporting cash flows, cash and cash equivalents is defined to include cash on hand, due from financial institutions and federal funds sold with original maturities under 90 days. The Corporation reports net cash flows for customer loan transactions, deposit transactions, short-term borrowings with original maturities of 90 days or less and interest-bearing deposits in other financial institutions.

New Accounting Pronouncements: SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, was issued by the FASB in 1996. It revised the accounting for transfers of financial assets, such as loans and securities, and for distinguishing between sales and secured borrowings. It was effective for some transactions in 1997 and will be effective for others in 1998. The effect on the consolidated financial statements was not material.

A new accounting standard, SFAS No. 130, Reporting Comprehensive Income, has been issued which will require future reporting of comprehensive income. Comprehensive income is net income plus changes in unrealized appreciation (depreciation) on securities available for sale, net of tax.

A new accounting standard, SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, will require future reporting of additional information related to material business segments.

Reclassifications: Some items in the prior consolidated financial statements have been reclassified to conform with the current presentation.

--------------------------------------------------------------------------------
                                       61
                                   (CONTINUED)

                     RURBAN FINANCIAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1997, 1996 and 1995

NOTE 2 - BASIC AND DILUTED EARNINGS PER COMMON SHARE

A reconciliation of the numerators and denominators of the computations of basic earnings per common share and diluted earnings per common share for the years ended December 31, 1997, 1996 and 1995 is presented below:

                                                                     Year Ended December 31,
                                                                     -----------------------
                                                                 1997           1996          1995
                                                                 ----           ----          ----
Basic Earnings Per Common Share
     Net income                                               $5,515,797     $4,849,214    $4,094,813
                                                              ==========     ==========    ==========
     Weighted average common shares
       outstanding                                             2,259,671      2,284,197     2,293,597

     Less:  Unallocated ESOP shares                              (44,995)       (23,440)            -
                                                              ----------     ----------    ----------
     Weighted average common shares
       outstanding for basic earnings
       per common share                                        2,214,676      2,260,757     2,293,597
                                                              ==========     ==========    ==========

     Basic earnings per common share                          $     2.49     $     2.14    $     1.79
                                                              ==========     ==========    ==========
Diluted Earnings Per Common Share
     Net income                                               $5,515,797     $4,849,214    $4,094,813
                                                              ==========     ==========    ==========
     Weighted average common shares
       outstanding for basic earnings
       per common share                                        2,214,676      2,260,757     2,293,597

     Add: Dilutive effects of assumed
       conversions and exercise of stock options                   1,191              -             -
                                                              ----------     ----------    ----------
     Weighted average common and dilutive
       potential common shares outstanding                     2,215,867      2,260,757     2,293,597
                                                              ==========     ==========    ==========

     Diluted earnings per common share                        $     2.49     $     2.14    $     1.79
                                                              ==========     ==========    ==========

--------------------------------------------------------------------------------
                                       62
                                   (CONTINUED)

                     RURBAN FINANCIAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1997, 1996 and 1995

--------------------------------------------------------------------------------

NOTE 3 - SECURITIES AVAILABLE FOR SALE

Year end securities available for sale were as follows.

                                                             Gross         Gross
                                             Amortized     Unrealized   Unrealized
1997                                           Cost          Gains         Losses      Fair Value
----                                           ----          -----         ------      ----------
     U.S. Treasury and U.S.
       Government agency
       securities                            $43,385,761    $ 48,187     $ (35,515)   $43,398,433
     Obligations of states and
       political subdivisions                  5,238,970     156,333          (238)     5,395,065
     Mortgage-backed securities               21,002,411     199,211       (42,150)    21,159,472
     Marketable equity securities              1,730,150           -             -      1,730,150
                                             -----------    --------     ---------    -----------

                                             $71,357,292    $403,731     $ (77,903)   $71,683,120
                                             ===========    ========     =========    ===========
1996
----
     U.S. Treasury and U.S.
       Government agency
       securities                            $54,407,062    $ 65,917     $(237,386)   $54,235,593
     Obligations of states and
       political subdivisions                  6,249,299     152,997       (12,862)     6,389,434
     Mortgage-backed securities                4,813,329      29,022        (5,239)     4,837,112
     Marketable equity securities              1,173,750           -             -      1,173,750
                                             -----------    --------     ---------    -----------

                                             $66,643,440    $247,936     $(255,487)   $66,635,889
                                             ===========    ========     =========    ===========

Contractual maturities of debt securities available for sale at December 31, 1997 were as follows. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

                                                                                Available for Sale
                                                                                ------------------
                                                                             Amortized
                                                                               Cost          Fair Value
                                                                               ----          ----------
     Due in one year or less                                                 $   297,581    $   293,389
     Due after one year through five years                                    45,887,958     45,973,580
     Due after five years through ten years                                    2,336,138      2,420,650
     Due after ten years                                                         103,054        105,879
     Mortgage-backed securities                                               21,002,411     21,159,472
                                                                             -----------    -----------

        Total debt securities available for sale                             $69,627,142    $69,952,970
                                                                             ===========    ===========

--------------------------------------------------------------------------------
                                       63
                                   (CONTINUED)

                     RURBAN FINANCIAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1997, 1996 and 1995

--------------------------------------------------------------------------------

NOTE 3 - SECURITIES AVAILABLE FOR SALE (Continued)

Proceeds, gross gains and gross losses realized from sales of securities available for sale for the years ended December 31, 1997, 1996 and 1995 are as follows:

                                                            1997            1996             1995
                                                            ----            ----             ----
Proceeds from sales of debt securities
  available for sale                                     $28,631,037     $19,401,403       $2,263,104
Proceeds from sales of marketable equity
  securities available for sale                                    -          15,472                -
                                                         -----------     -----------       ----------
      Total proceeds from sale of
         securities available for sale                   $28,631,037     $19,416,875       $2,263,104
                                                         ===========     ===========       ==========
Gross gains from sales of debt securities
  available for sale                                     $   252,834     $    48,248       $   11,975
Gross losses from sales of debt securities
  available for sale                                         (58,942)        (14,364)          (8,672)
Net losses on calls of securities available
  for sale                                                         -               -             (190)
                                                         -----------     -----------       ----------

      Net gain (loss) on securities                      $   193,892     $    33,884       $    3,113
                                                         ===========     ===========       ==========

At December 31, 1997 there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies and corporations, in an amount greater than 10% of shareholders' equity.

Securities with an amortized cost of approximately $51,262,000 and $31,941,000 as of December 31, 1997 and 1996, were pledged to secure public and trust deposits.

--------------------------------------------------------------------------------
                                       64
                                   (CONTINUED)

                     RURBAN FINANCIAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1997, 1996 and 1995

--------------------------------------------------------------------------------

NOTE 4 - ALLOWANCE FOR LOAN LOSSES

The following is a summary of the activity in the allowance for loan losses account for the years ended December 31, 1997, 1996 and 1995:

                                                            1997              1996            1995
                                                            ----              ----            ----
Beginning balance                                        $ 5,066,600       $4,270,000       $ 4,770,000
Provision for loan losses                                    947,965          961,009         1,451,898
Recoveries of previous charge-offs                           550,642          713,368           698,928
Losses charged to the allowance                           (1,325,606)        (877,777)       (2,650,826)
                                                         -----------       ----------       -----------

     Ending balance                                      $ 5,239,601       $5,066,600       $ 4,270,000
                                                         ===========       ==========       ===========

At December 31, 1997 and 1996, loans past due more than 90 days and still accruing interest approximated $462,000 and $293,000.

Impaired loans were as follows.

                                                           1997            1996              1995
                                                           ----            ----              ----
Year-end loans with no allowance for
  loan losses allocated                                 $        -      $        -       $  302,000
Year-end loans with allowance for loan
  losses allocated                                       1,801,000       3,296,000        1,533,000
Amount of allowance allocated                              725,000       1,237,000          643,000
Average of impaired loans during the year                1,919,000       3,081,000        2,542,000
Interest income recognized during impairment                36,000         115,000           32,000
Cash-basis interest income recognized                       36,000         112,000           32,000


NOTE 5 - PREMISES AND EQUIPMENT, NET

Premises and equipment, net at December 31, are summarized as follows:

                                                                               1997           1996
                                                                               ----           ----
        Land                                                               $ 1,073,031     $   966,579
        Buildings and improvements                                           7,173,717       7,069,653
        Furniture and equipment                                              8,423,337       7,484,199
                                                                           -----------     -----------
           Total cost                                                       16,670,085      15,520,431
        Accumulated depreciation and amortization                           (8,086,124)     (6,692,593)
                                                                           -----------     -----------
                                                                           $ 8,583,961     $ 8,827,838
                                                                           ===========     ===========

--------------------------------------------------------------------------------
                                       65
                                   (CONTINUED)

                     RURBAN FINANCIAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1997, 1996 and 1995

--------------------------------------------------------------------------------

NOTE 6 - INTEREST-BEARING DEPOSITS

Included in interest-bearing deposits are certificates of deposit in denominations of $100,000 or more of approximately $57,278,000 and $38,305,000 as of December 31, 1997 and 1996, respectively.

At December 31, 1997, the scheduled maturities of certificates of deposit are as follows for the years ended December 31:

       1998                                          $147,634,714
       1999                                            45,473,746
       2000                                             6,772,005
       2001                                               840,342
       2002                                               622,480
       Thereafter                                          20,906
                                                     ------------
                                                     $201,364,193
                                                     ============

NOTE 7 - ADVANCES FROM FHLB

At December 31, 1997, advances from the FHLB of Cincinnati with fixed interest rates ranging from 6.25% to 6.90% mature in the year ending December 31 as follows:

       1998                                            $1,639,577
       1999                                               254,987
       2000                                               271,389
       2001                                               288,845
       2002                                                75,069
                                                       ----------
                                                        2,529,867
       Line of credit (LIBOR +.25 basis
        points)                                         5,000,000
                                                       ----------
                                                       $7,529,867
                                                       ==========

At December 31, 1997, in addition to FHLB stock, the Corporation pledged mortgage loans with a minimum carrying value of approximately $11,324,000 to the FHLB to secure advances outstanding.

The Corporation has a line of credit with the Fifth Third Bank in the amount of $10,000,000. At December 31, 1997, the Corporation did not have any advances outstanding on this line of credit.

--------------------------------------------------------------------------------
                                       66
                                   (CONTINUED)

                     RURBAN FINANCIAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1997, 1996 and 1995

--------------------------------------------------------------------------------

NOTE 8 - EMPLOYEE BENEFITS

Employee Stock Ownership Plan: The Corporation has a noncontributory employee stock ownership plan (ESOP) covering substantially all employees of the Corporation and its subsidiaries. Voluntary contributions are made by the Corporation to the plan. Each eligible employee is vested based upon years of service, including prior years of service. Contributions to the ESOP were $451,000, $375,000 and $374,000 and related expense attributable to the plan included in salaries and employee benefits were approximately $403,000, $476,000 and $374,000 in 1997, 1996 and 1995, respectively.

Distributions to plan participants may be paid in cash or stock upon their termination of employment. For corporations not listed on NASDAQ, ERISA rules require employers with an ESOP to agree to repurchase shares from participants for a certain time period following the distribution of shares to the participants.

The Corporation's common stock subject to repurchase obligation in ESOP had an estimated value as follows:

                                                                                            Unearned
                                                                               ESOP        ESOP Shares
                                                                               ----        -----------
     Balance at December 31, 1994                                          $ 6,834,557     $         -
     Change in estimated market value of common
       stock subject to repurchase obligation in ESOP                        2,498,470               -
                                                                           -----------     -----------
     Balance at December 31, 1995                                            9,333,027               -
     Purchase of unallocated ESOP shares with loan                           1,490,000      (1,490,000)
     Change in estimated market value of common
       stock subject to repurchase obligation in ESOP                       (1,435,439)              -
                                                                           -----------     -----------
     Balance at December 31, 1996                                            9,387,588      (1,490,000)
     Paydown of ESOP loan                                                            -         191,000
     Change in estimated market value of common
       stock subject to repurchase obligation in ESOP                          737,384               -
                                                                           -----------     -----------

     Balance at December 31, 1997                                          $10,124,972     $(1,299,000)
                                                                           ===========     ===========

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

--------------------------------------------------------------------------------
                                       67
                                   (CONTINUED)

                     RURBAN FINANCIAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1997, 1996 and 1995

--------------------------------------------------------------------------------

NOTE 8 - EMPLOYEE BENEFITS (Continued)

The ESOP shares as of December 31 were as follows:

                                                                               1997           1996
                                                                               ----           ----
        Allocated shares                                                       283,501        281,703
        Unearned shares                                                         43,111         46,879
                                                                            ----------     ----------

             Total ESOP shares                                                 326,612        328,582
                                                                            ==========     ==========

        Fair value of unearned ESOP shares at December 31                   $1,336,441     $1,339,333
                                                                            ==========     ==========

The Corporation accounts for its ESOP under AICPA Statement of Position ("SOP") 93-6. Compensation expense is recorded based on the average market price of the shares committed to be released for allocation to participant accounts. The difference between the market price and the cost of shares committed to be released is recorded as an adjustment to common stock. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings; dividends on unearned ESOP shares are reflected as a reduction of debt and accrued interest.

Stock Option Plan: On March 12, 1997, the Board of Directors of the Corporation adopted the Rurban Financial Corp. Stock Option Plan ("Option Plan"). The purpose of the Option Plan is to advance the interests of the Corporation and its shareholders by granting directors, officers, and key employees of the Corporation options to increase their propriety interest in the Corporation. 200,000 shares of the Corporation's authorized unissued common stock were reserved for issuance under the Option Plan. The option exercise price shall not be less than the fair market value (as defined in the Option Plan) of the common stock on the date the option is granted, and the option term cannot exceed 10 years.

On October 22, 1997, 89,500 options with a 10 year term were granted at an exercise price of $28.38 per share. All 89,500 of the options granted are outstanding at December 31, 1997. 110,500 options are available for granting at December 31, 1997. Eligible directors, officers and key employees are able to exercise options awarded to them at a rate of 20% per year, October 22, 1998, being the first possible exercise date, accordingly no options were exercisable at December 31, 1997 or 1996.

The Corporation applied APB Opinion 25, Accounting For Stock Issued to Employees and related interpretations in accounting for its Option Plan. Accordingly, no compensation expense has been recognized for the Option Plan. SFAS No. 123, Accounting For Stock-Based Compensation requires disclosures for stock-based compensation awarded in fiscal years beginning after December 15, 1994 for entities that do not adopt its fair value accounting method for stock-based compensation. The effects of the fair value of options granted and the effects of the amortization of the fair value over the vesting period on the Corporation's net income and earnings per common share under the provisions of SFAS No. 123 were not material for the years ended December 31, 1997, 1996 and 1995. In future years, as additional options are granted, the effect on net income and earnings per common share may increase.

--------------------------------------------------------------------------------
                                       68
                                   (CONTINUED)

                    RURBAN FINANCIAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1997, 1996 and 1995

-------------------------------------------------------------------------------


NOTE 8 - EMPLOYEE BENEFITS (Continued)

401(k) Profit Sharing Plan: The Corporation has 401(k) profit sharing plans. The annual expense of the plans is based on 50% matching of voluntary employee contributions of up to 6% of individual compensation. Employee contributions are vested immediately and the Corporation's matching contributions are fully vested after six years. The plans cover substantially all employees of the Corporation. Contributions to the plans were $145,000, $120,000 and $101,000 and related expense attributable to the plans, included in salaries and employee benefits, were approximately $117,000, $140,000 and $101,000 in 1997, 1996 and 1995.

Life Insurance Plans: Life insurance plans are provided for certain executive officers on a split-dollar basis and the Corporation is the owner of the split-dollar policies. The officers are entitled to a sum equal to two times either the employee's annual salary at death, if actively employed, or final annual salary, if retired, less $50,000. The Corporation is entitled to the remainder of the death proceeds less any loans on the policy and unpaid interest or cash withdrawals previously incurred by the Corporation. The employees have the right to designate a beneficiary(s) to receive their share of the proceeds payable upon death. The cash surrender value of these life insurance policies was approximately $604,000 and $602,000 at December 31, 1997 and 1996, and is included in other assets in the consolidated balance sheets.

Supplemental Retirement Plan: The Corporation established a supplemental retirement plan for selected officers. The Corporation has purchased insurance contracts on the lives of certain participants in the supplemental retirement plan and has named the Corporation as beneficiary. While no direct contract exists between the supplemental retirement plan and the life insurance contracts, it is management's current intent that the proceeds from the insurance contracts will be used to help offset earlier payments made under the supplemental retirement plan. The Corporation is recording an expense equal to the projected present value of the payment due at retirement based on the projected remaining years of service using the projected unit credit method. The obligations under the plans, net of payments already made, was approximately $532,000 and $456,000 at December 31, 1997 and 1996 and is included in other liabilities in the consolidated balance sheets. The expense attributable to the plans, included in salaries and employee benefits, was approximately $127,000, $126,000 and $133,000 in 1997, 1996 and 1995. The cash surrender value of the life insurance was approximately $1,597,000 and $1,491,000 at December 31, 1997 and 1996, and is included in other assets in the consolidated balance sheets.



-------------------------------------------------------------------------------
                                       69
                                  (Continued)

                    RURBAN FINANCIAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1997, 1996 and 1995

-------------------------------------------------------------------------------



NOTE 9 - OTHER EXPENSES

The following is an analysis of other expenses for the years ended December 31, 1997, 1996 and 1995:

                                            1997            1996              1995
                                            ----            ----              ----
Amortization of intangible assets       $  180,000       $  285,000       $  634,000
Advertising expense                        343,771          271,407          259,938
Professional fees                        1,193,329        1,012,029          870,487
Insurance expense                          141,929          123,893          525,189
Data processing fees                       412,736          426,771          436,983
Printing, stationery and supplies          686,701          689,489          604,340
Postage and delivery expense               362,249          337,544          304,362
State, local and other taxes               655,089          610,792          630,829
Other operating expenses                 2,113,487        1,683,026        1,110,274
                                        ----------       ----------       ----------
                                        $6,089,291       $5,439,951       $5,376,402
                                        ==========       ==========       ==========


NOTE 10 - INCOME TAX EXPENSE

Income tax expense consists of the following for the years ended December 31, 1997, 1996 and 1995:


                           1997              1996               1995
                           ----              ----               ----
Current expense        $ 2,525,248        $ 2,380,683        $ 2,915,522
Deferred benefit           (54,779)           (18,542)          (788,418)
                       -----------        -----------        -----------
                       $ 2,470,469        $ 2,362,141        $ 2,127,104
                       ===========        ===========        ===========

Tax expense on net gain on securities was $65,923, $11,521 and $1,058 in 1997, 1996 and 1995.

The difference between the financial statement income tax expense and amounts computed by applying the statutory federal income tax rate to income before income tax expense is as follows for the years ended December 31, 1997, 1996 and 1995:


                                              1997                 1996                 1995
                                              ----                 ----                 ----
Statutory tax rate                                   34%                 34%                 34%
Income taxes computed at the
  statutory federal income tax rate         $ 2,715,330         $ 2,451,861         $ 2,115,452
Add (subtract) tax effect of
    Tax-exempt income                          (214,877)           (200,737)           (184,312)
    Non-deductible expenses and other           (29,984)            111,017             195,964
                                            -----------         -----------         -----------
                                            $ 2,470,469         $ 2,362,141         $ 2,127,104
                                            ===========         ===========         ===========


-------------------------------------------------------------------------------
                                       70
                                  (Continued)

                    RURBAN FINANCIAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1997, 1996 and 1995

-------------------------------------------------------------------------------


NOTE 10 - INCOME TAX EXPENSE (Continued)

The components of the net deferred tax asset recorded in the consolidated balance sheets as of December 31, 1997 and 1996 are as follows:


                                                       1997              1996
                                                       ----              ----
     Deferred tax assets
         Provision for loan losses                  $1,290,453        $1,252,221
         Mark to market adjustment                     100,513                --
         Net deferred loan fees                         48,427            48,427
         Net unrealized depreciation on
           securities available for sale                    --             2,567
         Accrued compensation and benefits             180,070           154,880
         Other                                           7,337           112,837
                                                    ----------        ----------
                                                     1,626,800         1,570,932

     Deferred tax liabilities
         Net unrealized appreciation on
           securities available for sale              (106,988)               --
         Originated mortgage servicing rights          (88,433)               --
         Depreciation                                 (105,404)         (113,232)
         Purchase accounting adjustments              (163,252)         (196,360)
         Mark-to-market adjustment                          --           (43,883)
         Other                                          (1,568)           (1,526)
                                                    ----------        ----------
                                                      (465,645)         (355,001)
     Valuation allowance                                    --                --
                                                    ----------        ----------
                                                    $1,161,155        $1,215,931
                                                    ==========        ==========


NOTE 11 - RELATED PARTY TRANSACTIONS

Certain directors, executive officers and principal shareholders of the Corporation, including associates of such persons, were loan customers during 1997. A summary of the related party loan activity, for loans aggregating $60,000 or more to any one related party, follows for the year ended December 31, 1997 and 1996:

                                    1997                1996
                                    ----                ----

     Balance, January 1         $ 7,891,000        $  3,512,000
         New loans                  309,000          18,423,000
         Repayments                 (87,000)        (14,469,000)
         Other changes           (6,783,000)            425,000
                                -----------        ------------

     Balance, December 31       $ 1,330,000        $  7,891,000
                                ===========        ============

Other changes include adjustments for loans applicable to one reporting period that are excludable from the other reporting period.

-------------------------------------------------------------------------------
                                       71
                                  (Continued)

                    RURBAN FINANCIAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1997, 1996 and 1995

-------------------------------------------------------------------------------




NOTE 12 - COMMITMENTS, OFF-BALANCE-SHEET RISK AND CONTINGENCIES

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

The Corporation has the following commitments for terms of up to two years outstanding at December 31:

                                                          1997               1996
                                                          ----               ----

     Loan commitments and unused lines of credit       $76,633,000       $67,561,000
     Standby letters of credit                           1,481,000         2,431,000
                                                       -----------       -----------
                                                       $78,114,000       $69,992,000
                                                       ===========       ===========

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

Under employment agreements with certain executive officers, certain events leading to separation from the Corporation could result in cash payments totaling approximately $917,000 for which only $208,000 has been accrued as a liability at December 31, 1997.


-------------------------------------------------------------------------------
                                       72
                                  (Continued)

                    RURBAN FINANCIAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1997, 1996 and 1995

-------------------------------------------------------------------------------



NOTE 12 - COMMITMENTS, OFF-BALANCE-SHEET RISK AND CONTINGENCIES (Continued)

The Corporation was required to have approximately $4,027,000 and $4,802,000 of cash on hand or on deposit with the Federal Reserve Bank to meet regulatory reserve and clearing requirements at December 31, 1997 and 1996.
These balances do not earn interest.


NOTE 13 - PARENT COMPANY FINANCIAL STATEMENTS

Presented below are condensed financial statements for the parent company, Rurban Financial Corp.:

                            CONDENSED BALANCE SHEETS
                           December 31, 1997 and 1996

                                                             1997               1996
                                                             ----               ----
ASSETS
Cash and cash equivalents                                 $   991,206        $   468,782
Securities available for sale                                      --            506,614
Investment in and advances to subsidiaries
     Banking subsidiaries                                  34,448,145         37,575,479
     Non-banking subsidiaries                               3,567,264          2,648,882
                                                          -----------        -----------
         Total investment in subsidiaries                  38,015,409         40,224,361
Other assets                                                  886,162            827,280
                                                          -----------        -----------

         Total assets                                     $39,892,777        $42,027,037
                                                          ===========        ===========

LIABILITIES
Cash dividends payable                                    $   413,982        $        --
Other liabilities                                             384,867            538,389
                                                          -----------        -----------
         Total liabilities                                    798,849            538,389

COMMON STOCK SUBJECT TO REPURCHASE
  OBLIGATION IN ESOP                                       10,124,972          9,387,588

UNEARNED ESOP SHARES                                       (1,299,000)        (1,490,000)

SHAREHOLDERS' EQUITY                                       30,267,956         33,591,060
                                                          -----------        -----------

         Total liabilities and shareholders' equity       $39,892,777        $42,027,037
                                                          ===========        ===========

-------------------------------------------------------------------------------
                                       73
                                  (Continued)

                    RURBAN FINANCIAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1997, 1996 and 1995

-------------------------------------------------------------------------------


NOTE 13 - PARENT COMPANY FINANCIAL STATEMENTS (Continued)


                         CONDENSED STATEMENTS OF INCOME
                  Years ended December 31, 1997, 1996 and 1995


                                                        1997              1996              1995
                                                        ----              ----              ----
Income
     Interest on securities-non-taxable             $    21,477        $   21,070       $    5,347
     Dividends from subsidiaries
         Banking subsidiaries                         9,705,299         2,325,000        3,015,000
         Non-banking subsidiaries                            --            50,000           75,000
                                                    -----------        ----------       ----------
              Total                                   9,705,299         2,375,000        3,090,000
     Noninterest income                                 225,133            17,869           11,509
                                                    -----------        ----------       ----------
         Total income                                 9,951,909         2,413,939        3,106,856

Noninterest expense                                   2,738,038         1,423,660          896,999
                                                    -----------        ----------       ----------

Income before income tax benefit and equity
  in undistributed net income of subsidiaries         7,213,871           990,279        2,209,857

Income tax benefit                                      925,702           448,950          302,011
                                                    -----------        ----------       ----------

Income before equity in undistributed
  net income of subsidiaries                          8,139,573         1,439,229        2,511,868

Equity in undistributed (excess distributed)
  net income of subsidiaries
     Banking subsidiaries                            (3,542,158)        2,999,521        1,358,754
     Non-banking subsidiaries                           918,382           410,464          224,191
                                                    -----------        ----------       ----------
         Total                                       (2,623,776)        3,409,985        1,582,945
                                                    -----------        ----------       ----------

Net income                                          $ 5,515,797        $4,849,214       $4,094,813
                                                    ===========        ==========       ==========


-------------------------------------------------------------------------------
                                       74
                                  (Continued)

                    RURBAN FINANCIAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1997, 1996 and 1995

-------------------------------------------------------------------------------


NOTE 13 - PARENT COMPANY FINANCIAL STATEMENTS (Continued)

                       CONDENSED STATEMENTS OF CASH FLOWS
                  Years ended December 31, 1997, 1996 and 1995

                                                        1997                1996               1995
                                                        ----                ----               ----
Cash flows from operating activities
     Dividends received from subsidiaries
         Banking subsidiaries                        $ 9,705,299        $ 2,325,000        $ 3,015,000
         Non-banking subsidiaries                             --             50,000             75,000
                                                     -----------        -----------        -----------
              Total                                    9,705,299          2,375,000          3,090,000
     Cash paid to suppliers and employees             (2,877,327)        (1,445,917)          (681,050)
     Income tax refunds                                  933,985            375,026            253,486
                                                     -----------        -----------        -----------
         Net cash from operating activities            7,761,957          1,304,109          2,662,436

Cash flows from investing activities
     Proceeds from sales of securities
       available for sale                                516,371                 --                 --
     Principal repayments and calls of
       securities available for sale                     155,455                 --                 --
     Purchase of securities available for sale                --           (200,517)          (306,097)
     Cash paid for life insurance premiums                    --                 --           (716,613)
                                                     -----------        -----------        -----------
         Net cash from investing activities              671,826           (200,517)        (1,022,710)

Cash flows from financing activities
     Cash dividends paid                              (1,234,748)        (1,308,975)        (1,310,627)
     Cash paid to repurchase common stock             (6,676,611)          (170,625)                --
                                                     -----------        -----------        -----------
         Net cash from financing activities           (7,911,359)        (1,479,600)        (1,310,627)
                                                     -----------        -----------        -----------

Net change in cash and cash equivalents                  522,424           (376,008)           329,099

Cash and cash equivalents at beginning
  of year                                                468,782            844,790            515,691
                                                     -----------        -----------        -----------

Cash and cash equivalents at end of year             $   991,206        $   468,782        $   844,790
                                                     ===========        ===========        ===========



-------------------------------------------------------------------------------
                                       75
                                  (Continued)

                    RURBAN FINANCIAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1997, 1996 and 1995

-------------------------------------------------------------------------------


NOTE 13 - PARENT COMPANY FINANCIAL STATEMENTS (Continued)

                 CONDENSED STATEMENTS OF CASH FLOWS (CONTINUED)
                  Years ended December 31, 1997, 1996 and 1995

                                                           1997              1996                1995
                                                           ----              ----                ----
Reconciliation of net income to net cash
  from operating activities
      Net income                                        $5,515,797        $ 4,849,214        $ 4,094,813
      Adjustments to reconcile net income to
        net cash from operating activities
         Net gain on securities                           (165,212)                --                 --
         Equity in (undistributed) excess
           distributed net income of subsidiaries
              Banking subsidiaries                       3,542,158         (2,999,521)        (1,358,754)
              Non-banking subsidiaries                    (918,382)          (410,464)          (224,191)
         Change in other assets                            (58,882)             6,772            (66,596)
         Change in other liabilities                      (153,522)          (141,892)           217,164
                                                        ----------        -----------        -----------
              Net cash from operating activities        $7,761,957        $ 1,304,109        $ 2,662,436
                                                        ==========        ===========        ===========


NOTE 14 - FAIR VALUES OF FINANCIAL INSTRUMENTS

The following table shows the estimated fair values and the related carrying values of the Corporation's financial instruments at December 31, 1997 and 1996. Items which are not financial instruments are not included.

                                                             1 9 9 7                                  1 9 9 6
                                               ----------------------------------       -----------------------------------
                                                 Carrying              Estimated            Carrying             Estimated
                                                   Value              Fair Value              Value             Fair Value
Financial assets
Cash and cash equivalents                      $  22,222,385        $  22,222,000        $  34,027,263        $  34,027,000
Interest-bearing deposits in
  other financial institutions                       529,777              530,000              180,000              180,000
Securities available for sale                     71,683,120           71,683,000           66,635,889           66,636,000
Loans, net of allowance for loan
  losses (including loans held for sale)         358,612,036          358,833,000          315,254,876
                                                                                                                312,643,000
Accrued interest receivable                        3,533,532            3,534,000            3,298,902            3,299,000
Cash surrender value of
  life insurance                                   2,201,000            2,201,000            2,093,000            2,093,000

Financial liabilities
Demand and savings deposits                     (213,817,093)        (213,817,000)        (203,709,830)        (203,710,000)
Time deposits                                   (201,364,193)        (202,358,000)        (184,056,243)        (183,925,000)
Accrued interest payable                          (1,577,140)          (1,577,000)          (2,596,921)          (2,597,000)

-------------------------------------------------------------------------------
                                       76
                                  (Continued)

                    RURBAN FINANCIAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1997, 1996 and 1995

-------------------------------------------------------------------------------

NOTE 14 - FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)

For purposes of the above disclosures of estimated fair values, the following assumptions were used as of December 31, 1997 and 1996. The estimated fair value for cash and cash equivalents, accrued interest receivable, cash surrender value of life insurance and accrued interest payable are considered to approximate cost. The estimated fair value for interest-bearing deposits in other financial institutions and securities available for sale is based on quoted market values for the individual deposits or securities or for equivalent deposits or securities. The estimated fair value for loans is based on estimates of the difference in interest rates the Corporation would charge the borrowers for similar such loans with similar maturities made at December 31, 1997 and 1996, applied for an estimated time period until the loan is assumed to reprice or be paid. The estimated fair value for demand and savings deposits is based on their carrying value. The estimated fair value for time deposits is based on estimates of the rate the Corporation would pay on such deposits at December 31, 1997 and 1996, applied for the time period until maturity. The estimated fair value for other financial instruments and off-balance-sheet loan commitments approximate cost at December 31, 1997 and 1996 and are not considered significant to this presentation.

While these estimates of fair value are based on management's judgment of the most appropriate factors, there is no assurance that were the Corporation to have disposed of such items at December 31, 1997 and 1996, the estimated fair values would necessarily have been achieved at that date, since market values may differ depending on various circumstances. The estimated fair values at December 31, 1997 and 1996 should not necessarily be considered to apply at subsequent dates.

In addition, other assets and liabilities of the Corporation that are not defined as financial instruments are not included in the above disclosures, such as premises and equipment. Also, non-financial instruments typically not recognized in the financial statements nevertheless may have value but are not included in the above disclosures. These include, among other items, the estimated earnings power of core deposit accounts, the earnings potential of trust assets, the trained work force, customer goodwill and similar items.


NOTE 15 - REGULATORY MATTERS

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


-------------------------------------------------------------------------------
                                       77
                                  (Continued)

                    RURBAN FINANCIAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1997, 1996 and 1995

-------------------------------------------------------------------------------


NOTE 15 - REGULATORY MATTERS (Continued)

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

                                                             Capital to Risk-
                                                              Weighted Assets
                                                          ----------------------          Tier 1 Capital
                                                          Total           Tier 1         To Average Assets
                                                          -----           ------         -----------------
     Well capitalized                                      10%                6%                 5%
     Adequately capitalized                                 8%                4%                 4%
     Undercapitalized                                       6%                3%                 3%

At year end, consolidated actual capital levels (in millions) and minimum required levels were:

                                                                                        Minimum Required
                                                                  Minimum Required    To Be Well Capitalized
                                                                     For Capital      Under Prompt Corrective
                                                   Actual         Adequacy Purposes      Action Regulations
                                              ----------------    -----------------      ------------------
                                              Amount     Ratio     Amount    Ratio         Amount    Ratio
                                              ------     -----     ------    -----         ------    -----
1997
Total capital (to risk weighted assets)
   Consolidated                                $42.2      11.6%     $29.1      8.0%        $36.4     10.0%
   State Bank                                   24.2      10.3       18.7      8.0          23.4     10.0
Tier 1 capital (to risk weighted assets)
   Consolidated                                 37.7      10.3       14.6      4.0          21.8      6.0
   State Bank                                   21.3       9.1        9.3      4.0          14.0      6.0
Tier 1 capital (to averaged assets)
   Consolidated                                 37.7       8.0       18.9      4.0          23.6      5.0
   State Bank                                   21.3       7.2       11.8      4.0          14.7      5.0

1996
Total capital (to risk weighted assets)
   Consolidated                                $44.5      13.9%     $25.7      8.0%        $32.1     10.0%
   State Bank                                   25.9      12.9       16.0      8.0          20.0     10.0
Tier 1 capital (to risk weighted assets)
   Consolidated                                 40.5      12.6       12.8      4.0          19.3      6.0
   State Bank                                   23.4      11.7        8.0      4.0          12.0      6.0
Tier 1 capital (to averaged assets)
   Consolidated                                 40.5       9.4       17.2      4.0          21.5      5.0
   State Bank                                   23.4       9.0       10.4      4.0          13.0      5.0

The Corporation and State Bank at year-end 1997 and 1996 were categorized as well capitalized. All other subsidiary banks are not considered significant for this presentation.

-------------------------------------------------------------------------------
                                       78
                                  (Continued)

                             RURBAN FINANCIAL CORP.

                           ANNUAL REPORT ON FORM 10-K
                     FOR FISCAL YEAR ENDED DECEMBER 31, 1997


                                INDEX TO EXHIBITS


Exhibit No.    Description                                      Page No.
-----------    -----------                                      --------
  3(a)         Amended Articles of Registrant, as amended       Incorporated herein by reference to
                                                                Registrant's Annual Report on Form 10-K
                                                                for the fiscal year ended December 31,
                                                                1989 (File No. 0-13507) [Exhibit
                                                                3(a)(i)].

  3(b)         Certificate of Amendment to the Amended          Incorporated herein by reference to
               Articles of Rurban Financial Corp.               Registrant's Annual Report on Form 10-K
                                                                for the fiscal year ended December 31,
                                                                1993 (File No. 0-13507) [Exhibit 3(b)].

  3(c)         Certificate of Amendment to the Amended          Pages 84 through 85 of this Annual
               Articles of Rurban Financial Corp.               Report on Form 10-K.

  3(d)         Amended and Restated Articles of                 Pages 86 through 91 of this Annual
               Rurban Financial Corp.                           Report on Form 10-K.

  3(e)         Regulations of Registrant, as amended            Incorporated herein by reference to
                                                                Registrant's Annual Report on Form 10-K
                                                                for the fiscal year ended December 31,
                                                                1986 (File No. 0-13507) [Exhibit 3(b)].

 10(a)         Employees' Stock Ownership Plan of Rurban        Incorporated herein by reference to
               Financial Corp.                                  Registrant's Annual Report on Form 10-K
                                                                for the fiscal year ended December 31,
                                                                1993 (File No. 0-13507) [Exhibit 10(a)].

 10(b          First Amendment to Employees' Stock Ownership    Incorporated herein by reference to
               Plan of Rurban Financial Corp., dated            Registrant's Annual Report on Form 10-K
               June 14, 1993 and made to be effective as of     for the fiscal year ended
               January 1, 1993                                  December 31, 1993 (File No. 0-13507)
                                                                [Exhibit 10(b)].


Exhibit No.    Description                                      Page No.
-----------    -----------                                      --------

 10(c)          Second Amendment to Employees' Stock            Incorporated herein by reference to
                Ownership Plan of Rurban Financial Corp.,       Registrant's Annual Report on Form 10-K
                dated March 14, 1994 and made to be effective   for the fiscal year ended
                as of January 1, 1993                           December 31, 1993 (File No. 0-13507)
                                                                [Exhibit 10(c)].

 10(d)          Third Amendment to Employees' Stock Ownership   Incorporated herein by reference to
                Plan of Rurban Financial Corp., dated           Registrant's Annual Report on Form 10-K
                March 13, 1995                                  for the fiscal year ended
                                                                December 31, 1994 (File No. 0-13507)
                                                                [Exhibit 10(d)].

 10(e)         Fourth Amendment to Employees' Stock Ownership   Incorporated herein by reference to
               Plan of Rurban Financial Corp., dated June 10,   Registrant's Annual Report on Form 10-K
               1995 and made to be effective as of January 1,   for the fiscal year ended December 31,
               1995                                             1995 (File No. 0-13507) [Exhibit 10(e)].

 10(f)         The Rurban Financial Corp. Savings Plan and      Incorporated herein by reference to
               Trust                                            Registrant's Annual Report on Form 10-K
                                                                for the fiscal year ended December 31,
                                                                1990 (File No. 0-13507) [Exhibit 10(g)].

 10(g)         First Amendment to The Rurban Financial Corp.    Incorporated herein by reference to
               Savings Plan and Trust, dated December 10,       Registrant's Annual Report on Form 10-K
               1990 and effective January 1, 1990               for the fiscal year ended December
                                                                31, 1990  (File No. 0-13507)
                                                                [Exhibit 10(g)].

 10(h)          Second Amendment to The Rurban Financial Corp.   Incorporated herein by reference to
               Savings Plan and Trust, dated March 11, 1991,    Registrant's Annual Report on Form 10-K
               effective February 1, 1991                       for the fiscal year ended December 31,
                                                                1992 (File No. 0-13507) [Exhibit 10(d)].

 10(i)         Third Amendment to The Rurban Financial Corp.    Incorporated herein by reference to
               Savings Plan and Trust, dated June 11, 1991      Registrant's Annual Report on Form 10-K
                                                                for the fiscal year ended December 31,
                                                                1992 (File No. 0-13507) [Exhibit 10(e)].

 10(j)         Fourth Amendment to The Rurban Financial Corp.   Incorporated herein by reference to
               Savings Plan and Trust, dated July 14, 1992,     Registrant's Annual Report on Form 10-K
               effective May 1, 1992                            for the fiscal year ended December 31,
                                                                1992 (File No. 0-13507) [Exhibit 10(f)].

Exhibit No.    Description                                      Page No.
-----------    -----------                                      --------


 10(k)         Fifth Amendment to The Rurban Financial Corp.    Incorporated herein by reference to
               Savings Plan and Trust, dated March 14, 1994     Registrant's Annual Report on Form 10-K
                                                                for the fiscal year ended December 31,
                                                                1993 (File No. 0-13507) [Exhibit 10(i)].

 10(l)         Sixth Amendment to The Rurban Financial Corp.    Incorporated herein by reference to
               Savings Plan and Trust dated May 1, 1995         Registrant's Annual Report on Form 10-K
                                                                for the fiscal year ended December 31,
                                                                1995 (File No. 0-13507) [Exhibit 10(l)].

 10(m)         Summary of Incentive Compensation Plan of        Incorporated herein by reference to
               State Bank                                       Registrant's Annual Report on Form 10-K
                                                                for the fiscal year ended December 31,
                                                                1993 (File No. 0-13507) [Exhibit 10(j)].

 10(n)         Summary of Bonus Program adopted by the Trust    Incorporated herein by reference to
               Department of State Bank for the benefit of      Registrant's Annual Report on Form 10-K
               Robert W. Constien in his capacity as Manager    for the fiscal year ended December 31,
               of the Trust Department                          1991 (File No. 0-13507) [Exhibit 10(e)].

 10(o)         Summary of Bonus Program for the Trust           Incorporated herein by reference to
               Department of State Bank                         Registrant's Annual Report on Form 10-K
                                                                for the fiscal year ended December 31,
                                                                1992 (File No. 0-13507 [Exhibit 10(i)].

 10(p)         Summary of Sales Bonus Program of State Bank     Incorporated herein by reference to
                                                                Registrant's Annual Report on Form 10-K
                                                                for the fiscal year ended
                                                                December 31, 1994 (File No. 0-13507)
                                                                [Exhibit 10(n)].

 10(q)         Summary of Rurban Financial Corp. Bonus Plan     Incorporated herein by reference to
                                                                Registrant's Annual Report on Form 10-K
                                                                for the fiscal year ended December 31,
                                                                1993 (File No. 0-13507) [Exhibit 10(q)].


Exhibit No.    Description                                      Page No.
-----------    -----------                                      --------


 10(r)         Executive Salary Continuation Agreement, dated   Incorporated herein by reference to
               December 15, 1994, between Rurban Financial      Registrant's Annual Report on Form 10-K
               Corp. and Richard C. Burrows                     for the fiscal year ended December 31,
                                                                1994 (File No. 0-13507) [Exhibit 10(p)].

 10(s)         Executive Salary Continuation Agreement, dated   Incorporated herein by reference to
               October 11,  1995, between Rurban Financial      Registrant's Annual Report on Form 10-K
               Corp. and Thomas C. Williams; and Amended        for the fiscal year ended December 31,
               Schedule A to Exhibit 10(s) identifying other    1995 (File No. 0-13507) [Exhibit 10(s)].
               identical Executive Salary Continuation          Amended Schedule A to 10(s) is included
               Agreements between executive officers of         at Page 92 of this Annual Report on Form
               Rurban Financial Corp. and Rurban Financial      10-K.
               Corp.

 10(t)         Description of Split-Dollar Insurance Policies   Incorporated herein by reference to
               Maintained for Certain Executive Officers of     Registrant's Annual Report on Form 10-K
               Rurban Financial Corp.                           for the fiscal year ended December 31,
                                                                1995 (File No. 0-13507) [Exhibit 10(t)].

 10(u)         Rurban Financial Corp. Stock Option Plan         Incorporated herein by reference to the
                                                                Corporation's Annual Report on Form 10-K
                                                                for the fiscal year ended
                                                                December 31, 1996 (File No. 0-13507)
                                                                [Exhibit 10(u)].

 10(v)         Rurban Financial Corp. Plan to Allow Directors   Incorporated herein by reference to the
               to Elect to Defer Compensation                   Corporation's Annual Report on Form 10-K
                                                                for the fiscal year ended
                                                                December 31, 1996 (File No. 0-13507)
                                                                [Exhibit 10(u)].

 10(w)         Form of Non-Qualified Stock Option Agreement     Pages 93 through 97 of this Annual
                                                                Report on Form 10-K.

 10(x)         Form of Incentive Stock Option Agreement         Pages 98 through 102 of this Annual
                                                                Report on Form 10-K.


Exhibit No.    Description                                      Page No.
-----------    -----------                                      --------


 11            Statement re Computation of Per                  Pages 60 and 62 [included in Note 1 and Note
               Share Earnings                                   2 of the Notes to the Consolidated Financial
                                                                Statements of Registrant in the financial
                                                                statements portion of this Annual Report
                                                                on Form 10-K].

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

 23            Consent of Independent Auditor                   Page 103 of this Annual Report on Form
                                                                10-K

 24            Powers of Attorney                               Pages 104 through 114 of this Annual
                                                                Report on Form 10-K.

 27            Financial Data Schedule                          Page 115 of this Annual Report on Form 10-K.