Form 10-Q
period 1998-03-31
RURBAN FINANCIAL CORP
filed 1998-05-15
CIK 767405

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934 FOR
                   THE QUARTERLY PERIOD ENDED MARCH 31, 1998.

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

              Yes   X           No
                  -----            -----

         The number of common shares of Rurban Financial Corp. outstanding was 2,069,909 on May 1, 1998.

                         PART 1 - FINANCIAL INFORMATION
                         ------------------------------

Item 1. Financial statements
----------------------------

         The interim consolidated financial statements of Rurban Financial Corp. are unaudited; however, the information contained herein reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of financial condition and results of operations for the interim periods presented. All adjustments reflected in these financial statements are of a normal recurring nature in accordance with Rule 10-01(b) (8) of Regulation S-X. Results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results for the complete year.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

RURBAN FINANCIAL CORP. AND SUBSIDIARIES
                                                                 March 31           December 31
                                                                   1998                1997
                                                               ------------        ------------
                                                                (Unaudited)           (Note)
ASSETS

     Cash and due from banks                                   $ 15,135,217        $ 15,552,385
     Federal funds sold                                           9,994,413           6,670,000
                                                               ------------        ------------
         TOTAL CASH AND CASH EQUIVALENTS                         25,129,630          22,222,385
     Interest-bearing deposits in other
         financial institutions                                     532,945             529,777
     Securities available for sale                               73,127,572          71,683,120
     Loans held for sale, net of valuation allowance of
         $-0- in 1998 and $-0- in 1997                           12,717,429           4,404,327
     Loans, net of allowance for losses of $5,379,421
         in 1998 and $5,239,601 in 1997                         353,289,586         354,207,709
     Premises and equipment, net                                  8,820,596           8,583,961
     Accrued interest and other assets                           10,105,808           9,739,811
                                                               ------------        ------------

                                    TOTAL ASSETS               $483,723,566        $471,371,090
                                                               ============        ============

                                                                   March 31           December 31
                                                                     1998                 1997
                                                                 ------------         ------------
                                                                  (Unaudited)            (Note)
LIABILITIES AND SHAREHOLDERS' EQUITY
     Deposits:
         Noninterest bearing                                     $ 38,227,649         $ 46,149,132
         Interest bearing                                         385,923,000          369,032,154
                                                                 ------------         ------------
                                    Total Deposits                424,150,649          415,181,286

     Federal funds purchased                                                0            4,929,000
     Advances from Federal Home Loan Bank (FHLB)                   15,571,366            7,529,867
     Accrued interest payable                                       1,721,144            1,577,140
     Other liabilities                                              2,578,781            3,059,869
                                                                 ------------         ------------
                                    TOTAL LIABILITIES             444,021,940          432,277,162

    Common stock subject to repurchase obligation
         in ESOP (shares outstanding:
         1998 - 326,612, 1997 - 326,612)                           11,063,982           10,124,972
    Unearned ESOP shares (unearned shares:
    1998 - 43,111 1997 - 43,111)                                   (1,299,000)          (1,299,000)
    Common stock, stated value $2.50 per share
          shares authorized: 10,000,000;
          shares issued: 1998-2,287,851, 1997 -2,287,851;
          shares outstanding:
               1998 - 1,743,297, 1997 - 1,743,297                   4,903,098            4,903,098
     Additional paid-in capital                                     6,991,636            7,930,646
     Retained earnings                                             24,489,601           23,891,983
     Net unrealized appreciation (depreciation)
          on securities available-for-sale (net of tax
          of $117,928 in 1998 and $106,988 in 1997)                   228,920              218,840
    Treasury stock, at cost, 217,942 shares                        (6,676,611)          (6,676,611)
                                                                 ------------         ------------

                           TOTAL LIABILITIES AND
                           SHAREHOLDERS' EQUITY                  $483,723,566         $471,371,090
                                                                 ============         ============

See notes to condensed consolidated unaudited financial statements

Note: The balance sheet at December 31, 1997 has been derived from the audited financial statement at that date.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

RURBAN FINANCIAL CORP. AND SUBSIDIARIES
                                                                 Three Months Ended
                                                                      March 31
                                                            ----------------------------
                                                                  1998              1997
Interest Income:
     Interest and fees on loans                             $8,508,834        $7,438,472
     Interest and dividends on securities:
               Taxable                                         944,816           899,304
               Tax-exempt                                       69,525            78,511
     Other                                                     142,382           266,514
                                                            ----------        ----------
               TOTAL INTEREST INCOME                         9,665,557         8,682,801

Interest Expense:
     Deposits                                                4,233,499         3,776,545
     Borrowings                                                223,544             7,798
                                                            ----------        ----------
               TOTAL INTEREST EXPENSE                        4,457,043         3,784,343
                                                            ----------        ----------
NET INTEREST INCOME                                          5,208,514         4,898,458
Provision for loan losses                                      270,000           216,000
                                                            ----------        ----------
               NET INTEREST INCOME AFTER
                        PROVISION FOR LOAN LOSSES            4,938,514         4,682,458

Noninterest income:
     Data processing fees                                      708,775           623,649
     Trust fees                                                633,594           574,445
     Service charges on deposit accounts                       269,894           274,112
     Net gain (loss) on sale of securities                      33,675            (2,687)
      Net gain on sale of loans                                484,868           200,656
     Other                                                     231,771           162,789
                                                            ----------        ----------
               TOTAL NONINTEREST INCOME                      2,362,577         1,832,964

Noninterest expense:
     Salaries and employee benefits                          3,260,019         2,372,774
     Net occupancy expense                                     271,991           253,267
     Equipment expense                                         559,361           513,077
     Other                                                   1,685,126         1,396,097
                                                            ----------        ----------
               TOTAL NONINTEREST EXPENSE                     5,776,497         4,535,215
                INCOME BEFORE INCOME TAXES                   1,524,594         1,980,207
     Income tax expense                                        512,994           637,862
                                                            ----------        ----------
               NET INCOME                                   $1,011,600        $1,342,345
                                                            ==========        ==========

Basic and diluted earnings per Common Share (Note B)        $     0.50        $     0.60
                                                            ==========        ==========

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

RURBAN FINANCIAL CORP. AND SUBSIDIARIES
                                                                       Three Months Ended
                                                                             March 31
                                                                        1998               1997
                                                                        ----               ----
Net income                                                        $1,011,600        $ 1,342,345
Other comprehensive income, net of tax:
         Change in unrealized gains/losses on securities              43,755           (278,336)
         Less: reclassification adjustment for accumulated
         gains/losses included in net income                          33,675                 --
Other comprehensive income                                            10,080           (278,336)
Comprehensive income                                              $1,021,680        $ 1,064,009

See notes to condensed consolidated unaudited financial statements

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS EQUITY (UNAUDITED)

RURBAN FINANCIAL CORP. AND SUBSIDIARIES

                                                                                Net Unrealized
                                                                                 Appreciation
                                                                               (Depreciation) on
                                                    Additional                Securities Available
                                          Common     Paid-In      Retained        For Sale, Net           Treasury
                                           Stock     Capital      Earnings          of Tax              Stock at Cost
                                           -----     -------      --------          ------              -------------
Balances at January 1, 1998             $4,903,098  $7,930,646   $23,891,983        218,840             (6,676,611)

Net income for the three month period           --          --     1,011,600             --                     --
Cash dividends declared
 ($0.20 per share)                              --          --      (413,982)            --                     --

Adjustment for common stock subject to
repurchase agreement                            --    (939,010)           --             --                     --

Net change in unrealized appreciation
(depreciation) on securities available
for sale, net of tax of $5,191                  --          --            --         10,080                     --
                                        --------------------------------------------------------------------------
Balance at March 31, 1998               $4,903,098  $6,991,636   $24,489,601       $228,920            ($6,676,611)
                                        ==========================================================================

See notes to condensed consolidated unaudited financial statements

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

RURBAN FINANCIAL CORP. AND SUBSIDIARIES

                                                                        Three Months Ended
                                                                              March 31
                                                                  -------------------------------
                                                                      1998               1997
Cash Flows From Operating Activities:
   Cash received from customers' fees and commissions             $  1,844,034       $  1,634,995
   Cash paid to suppliers and employees                             (5,461,489)        (4,373,832)
   Loans originated for sale                                       (36,204,998)        (5,092,949)
   Proceeds from sales of loans held for sale                       28,376,764          4,963,069
   Interest received                                                 8,682,801          8,640,874
   Interest paid                                                    (4,313,039)        (3,782,321)
   Income taxes paid                                                   (50,000)          (575,000)
        Net cash from operating activities                          (7,125,927)         1,414,836

Cash Flows From Investing Activities:
   Net decrease in interest earning desposits
        in other financial institutions                                 (3,168)                --
Proceeds from principal repayments, maturities and calls of:
        Securities available for sale                                6,859,039
Proceeds from sales of available-for-sale                           11,081,773         14,162,927
Purchase of securities available-for-sale                          (19,337,535)       (15,117,597)
Net (increase)/decrease in loans                                       560,837         (4,927,311)
Recoveries on loan charge-offs                                          87,286            176,000
Premises and equipment expenditures                                   (468,958)          (392,016)
                                                                  ------------       ------------
        Net cash from investing activities                          (1,220,726)        (6,097,997)
                                                                  ------------       ------------

Cash Flows From Financing Activities:
   Net increase/(decrease) in deposits                               8,969,363          7,266,547
   Net charge in federal funds purchased                            (4,929,000)                --
   Proceeds from FHLB advances                                       8,100,000                 --
   Repayment of FHLB advances                                          (58,501)                --
   Dividends paid                                                     (827,964)          (411,813)
                                                                  ------------       ------------
        Net cash from financing activities                          11,253,898          6,854,734
                                                                  ------------       ------------

Net Change In Cash And Cash Equivalents                              2,907,245          2,171,573

Cash And Cash Equivalents At Beginning Of Year                      22,222,385         34,027,263
                                                                  ------------       ------------

Cash And Cash Equivalents At End Of Period                        $ 25,129,630       $ 36,198,836
                                                                  ============       ============

See notes to condensed consolidated unaudited financial statements

CONSOLIDATED STATEMENT OF CASH FLOWS - CONTINUED (UNAUDITED)

RURBAN FINANCIAL CORP. AND SUBSIDIARIES

                                                                                     Three Months Ended
                                                                                           March 31
                                                                               ------------------------------
                                                                                   1998               1997
Reconciliation Of Net Income To Net
   Cash From Operating Activities
   Net income                                                                  $  1,011,600         1,342,345
   Adjustments to reconcile net income to net cash from operating activities:
            Depreciation and amortization                                           233,540           346,798
            Amortization of intangible assets                                        48,230            45,000
            Provision for loan losses                                               270,000           216,000
            (Gain)/loss on sale of securities available for sale                    (33,675)            2,687
            Loans originated for sale                                           (36,204,998)       (5,092,949)
            Proceeds from sales of loans held for sale                           28,376,764         4,963,069
            Net (gains)/losses on loan sales                                       (484,868)         (200,656)
            Increase/(decrease) in other liabilities and interest payable            76,898         1,144,980
            (Increase)/decrease in other assets and interest receivable            (419,418)       (1,352,438)
                                                                               ------------       -----------
                Net cash from operating activities                             $ (7,125,927)      $ 1,414,836
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

For further information, refer to the consolidated financial statements and footnotes included in the Corporation's annual report for the year ended December 31, 1997.

NOTE B--EARNINGS AND DIVIDENDS PER COMMON SHARE

Earnings per common share have been computed based on the weighted average number of shares outstanding during the periods presented. The number of shares used in the computation of basic earnings per common share was 2,026,798 for 1998 and 2,240,972 for 1997. The number of shares used in the computation of diluted earnings per common share was 2,040,955 for 1998 and 2,240,972 for 1997.

NOTE C-- ACCOUNTING STANDARD IMPLEMENTED IN 1998

SFAS No. 130, Reporting Comprehensive Income, requires comprehensive income to be reported for all periods. Comprehensive income includes both net income and other comprehensive income. Other comprehensive income includes the change in unrealized gains and losses on securities available for sale.


NOTE D-- RISK ELEMENTS AND LOAN LOSS RESERVE

There have been no changes in the Risk Elements and Loan Loss Reserve activity that would materially effect the Corporation's financial position or results of operations for the three months ended March 31, 1998.

NOTE E - BENEFIT PLANS

The Company's Board of Directors has adopted a stock option plan. Under the terms of this plan, options for up to 200,000 shares of the Company's common stock may be granted to employees and directors of the Company and its subsidiaries. The exercise price of the options is determined at the time of grant by a committee of the Board of Directors and cannot be less than the fair market value of the stock on the date of grant.

SFAS No. 123 requires proforma disclosures for companies that do not adopt its fair value accounting method for stock-based employee compensation. Accordingly, the following proforma information presents net income and earnings per common share had the fair value method been used to measure compensation cost for stock option plans. Compensation cost actually recognized for stock options was $-0-for the three months ended March 31, 1998 and 1997.

The fair value of options granted during 1998 and 1997 is estimated using the following weighted average information: risk-free interest rate of 6.5%, expected life of 10 years, expected volatility of stock price of .05 and expected dividends of 2.39% per year.

                                                                   1998            1997
                                                                   ----            ----
Net income for the quarter ended March 31                    $1,011,600      $1,342,345
Proforma net income for the quarter ended March 31              981,191       1,342,345

Basic and diluted earnings per common share as reported      $      .50      $      .60
Proforma basic and diluted earnings per common share         $      .48      $      .60

In future years, the proforma effect of not applying this standard is expected to increase as additional options are granted.

Stock option plans are used to reward employees and provide them with an additional equity interest. Options are issued for 10 year periods with varying vesting periods. Information about option grants follows:

                                                              Weighted
                                      Number of               Average
                                     Outstanding  Exercise   Fair Value
                                       Options      Price    of Grants
                                       -------      -----    ---------

Outstanding, January 1, 1997               --          --         --
Granted                                89,500       28.38       7.54
Outstanding, December 31, 1997         89,500       28.38       7.54
Outstanding, March 31, 1998            89,500       28.38       7.54


The weighted average remaining contractual life of options outstanding at March 31, 1998 was approximately nine years. There were no stock options exercisable at March 31, 1998 or at March 31, 1997.

Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations
-------------

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

Reliance Financial Services, N.A., a wholly owned subsidiary of State Bank, provides trust and financial services to customers nationwide.

Rurban Mortgage Company, a wholly owned subsidiary of State Bank, operates a residential mortgage loan production office in Clearwater, Florida, a wholly owned subsidiary of The State Bank and Trust Co. This office underwrites, processes, closes and sells residential mortgages acquired through a network of real estate mortgage lenders in the Tampa Bay market and community banks in Ohio, including the four Rurban subsidiary banks.


LIQUIDITY
---------

LIQUIDITY RELATES PRIMARILY to the Corporation's ability to fund loan demand, meet deposit customers' withdrawl requirements and provide for operating expenses. Assets used to satisfy these needs consist of cash, federal funds sold, securities and loans held for sale. These assets are commonly referred to as liquid assets. Liquid assets were $111 million at March 31, 1998, compared to $99 million at December 31, 1997. The $12 million increase in liquid assets represents normal fluctuation and was not due to any change in policy of management regarding liquidity. Management recognizes that securities may need to be sold in the future to help fund loan demand and, accordingly, as of March 31, 1998, the entire securities portfolio of $73.1 million was classified as available-for-sale.


CAPITAL RESOURCES
-----------------

TOTAL SHAREHOLDER'S EQUITY plus common stock subject to repurchase obligation in ESOP, net of unearned ESOP shares was $39,702,000 as of March 31, 1998, an increase of $608,000 over $39,094,000 as of December 31, 1997. The increase was primarily due to 1998 net income of $1,011,600, offset by dividends declared of $413,982 and a net change in unrealized appreciation (depreciation) in securities available for sale, net of tax of $10,000.

THE CORPORATION'S SUBSIDIARIES exceed the applicable minimum regulatory capital requirements at March 31, 1998.

AS OF MARCH 31, 1998, management is not aware of any current recommendations by banking regulatory authorities which, if they were to be implemented, would have, or are reasonably likely to have, a material adverse effect on the Corporation's liquidity, capital resources or operations.

IMPACT OF YEAR 2000
-------------------

There have been no material changes in the Company's plans to or status of addressing the Year 2000 issue.

Supplemental Information
------------------------

Non performing loans decreased $222,000 from December 31, 1997 to $2,543,000 or 0.63% of net loans at March 31, 1998.


Material Changes in Financial Condition
---------------------------------------

Loans and loans held for sale increased $7.4 million from December 31, 1997 to $366 million at March 31, 1998; an annualized rate of 8.2%.

Deposits grew $9.0 million from December 31, 1997 to $424 million at March 31, 1998; an annualized rate of 8.6%.


Material Changes in Results of Operations
-----------------------------------------

Net interest income for the quarter ended March 31, 1998 was $5,208,514, an increase of $310,056 (6.3%) over the same period in 1997. This increase was due to an increase in the amount of earning assets and a favorable increase in yields on those assets.

Total noninterest income increased $529,613 to $2,362,577 due mainly to increases in net gains on sales of loans of $284,212, data processing fees of $85,126 and trust fees of $59,149.

Total noninterest expenses increased $1,241,282 for the quarter ended March 31, 1998 when compared to the same period 1997. The increase in salaries and benefits of $887,245 represented 71% of the total increase in non-interest expense. This increase was primarily due to three factors; 1) annual merit increases, 2) staffing increases at Rurban Mortgage Company, Reliance Financial Services, RDSI and in the Holding Company's administrative staff and 3) the extension of performance related bonuses and incentive compensation throughtout the organization.

Income tax expense for the quarter was $512,994, a decrease of $124,868 over the same period in 1997 due to a decrease in taxable income.

The result of all of these factors was a decrease in net income of $330,745 to $1,011,600 for the three months ended March 31, 1998 when compared to the same period in 1997.


Item 3: Quantitative and Qualitative Disclosures About Market Risk
        ----------------------------------------------------------

There have been no material changes in the Company's quantitative and qualitative market risks since December 31, 1997.

                           PART 11 - OTHER INFORMATION
                           ---------------------------


Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

(A)     Exhibits
        --------

        See index on exhibits on pages 15 and 16

(B)     Reports on Form 8-K
        -------------------

        None


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                             RURBAN FINANCIAL CORP.


Date                    , 1998               By
    --------------------                       --------------------------
                                                   Thomas C. Williams
                                                    President & CEO


                                             By
                                               --------------------------
                                                   Richard C. Warrener
                                               Executive Vice President &
                                                 Chief Financial Officer