Form 10-Q
period 1998-06-30
RURBAN FINANCIAL CORP
filed 1998-08-14
CIK 767405

                                     FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934 FOR THE
                      QUARTERLY PERIOD ENDED JUNE 30, 1998.
                                             --------------
                                       OR

         [ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ______________________TO _____________________

COMMISSION FILE NUMBER 0-13507
                       -------
                             RURBAN FINANCIAL CORP.
                             ----------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           OHIO                                          34-1395608
-------------------------------             ----------------------------------
(State of other jurisdiction of             I.R.S. Employer Identification No.)
incorporation or organization)

                    401 CLINTON STREET, DEFIANCE, OHIO 43512
                    ----------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (419) 783-8950
                    ----------------------------------------
              (Registrant's telephone number, including area code)

                                      NONE
         ---------------------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report.)

                  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes     X                          No
                     -----------                       -------------
     The number of common shares of Rurban Financial Corp. outstanding was 4,053,596 on July 31, 1998.

                         PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                  The interim consolidated financial statements of Rurban Financial Corp. are unaudited; however, the information contained herein reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of financial condition and results of operations for the interim periods presented. All adjustments reflected in these financial statements are of a normal recurring nature in accordance with Rule 10- 01(b)
(8) of Regulation S-X. Results of operations for the six months ended June 30, 1998 are not necessarily indicative of the results for the complete year.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

RURBAN FINANCIAL CORP. AND SUBSIDIARIES

                                                                         June 30            December 31
                                                                           1998                 1997
                                                                        ----------          -----------
                                                                       (Unaudited)             (Note)

ASSETS

     Cash and due from banks                                           $ 16,750 559              $ 15,552,385
     Federal funds sold                                                  15,403,385                 6,670,000
                                                                       ------------             -------------
         TOTAL CASH AND CASH EQUIVALENTS                                 32,153,944                22,222,385
     Interest-bearing deposits in other
         financial institutions                                             536,206                   529,777
     Securities available for sale                                       73,989,484                71,683,120
     Loans held for sale, net of valuation allowance of
         $-0- in 1998 and $-0- in 1997                                   12,879,619                 4,404,327
     Loans, net of allowance for losses of $5,307,791
         in 1998 and $5,239,601 in 1997                                 350,981,149               354,207,709
     Premises and equipment, net                                         10,410,879                 8,583,961
     Accrued interest and other assets                                   10,330,473                 9,739,811
                                                                       ------------              -------------

                                    TOTAL ASSETS                        $491,281,754              $471,371,090
                                                                        ============               ===========




                                                           (Continued)


                                                                         June 30                 December 31
                                                                           1998                      1997
                                                                       ------------              -------------
                                                                        (Unaudited)                 (Note)

LIABILITIES AND SHAREHOLDERS' EQUITY
     Deposits:
         Noninterest bearing                                        $    39,780,796            $   46,149,132
         Interest bearing                                               378,858,947               369,032,154
                                                                       ------------             -------------
                                    Total Deposits                      418,639,743               415,181,286

     Federal funds purchased                                                      0                 4,929,000
     Advances from Federal Home Loan Bank (FHLB)                         27,576,032                 7,529,867
     Accrued interest payable                                             1,616,567                 1,577,140
     Other liabilities                                                    3,190,144                 3,059,869
                                                                     --------------            --------------
                                    TOTAL LIABILITIES                   451,022,486               432,277,162

     Common stock subject to repurchase obligation
       in ESOP (shares outstanding:
          1998 - 653,224, 1997 - 326,612)                                12,411,256                10,124,972
    Unearned ESOP shares (unearned shares:
          1998 - 86,222, 1997 - 43,111)                                  (1,299,000)               (1,299,000)
    Common stock, stated value $2.50 per share
          shares authorized: 10,000,000;
          shares issued: 1998-4,575,702, 1997 -2,287,851;
          shares outstanding:
          1998 - 3,486,594, 1997 - 1,743,297                              9,806,196                 4,903,098
     Additional paid-in capital                                             741,264                 7,930,646
     Retained earnings                                                   25,093,458                23,891,983
     Net unrealized appreciation (depreciation)
          on securities available-for-sale (net of tax
          of $94,120 in 1998 and $106,988 in 1997)                          182,705                   218,840
    Treasury stock, at cost 1998 - 435,884 shares at cost,
          1997 - 217,942 shares at cost                                  (6,676,611)               (6,676,611)
                                                                    ---------------            ---------------

                           TOTAL LIABILITIES AND
                           SHAREHOLDERS' EQUITY                        $491,281,754              $471,371,090
                                                                       ============              ============

See notes to condensed consolidated unaudited financial statements

Note: The balance sheet at December 31, 1997 has been derived from the audited financial statement report dated January 30, 1998.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

RURBAN FINANCIAL CORP. AND SUBSIDIARIES

                                                                                        THREE MONTHS ENDED
                                                                                              JUNE 30
                                                                                -------------------------------
                                                                                1998                     1997
Interest Income:
     Interest and fees on loans                                          $ 8,804,232                $ 7,968,422
     Interest and dividends on securities:
               Taxable                                                     1,001,816                    950,939
               Tax-exempt                                                     68,521                     74,328
     Other                                                                   230,521                    214,189
                                                                        ------------                -----------
               TOTAL INTEREST INCOME                                      10,105,090                  9,207,878

Interest Expense:
     Deposits                                                              4,358,348                  3,958,182
     Borrowings                                                              320,104                     58,750
                                                                        ------------                -----------
               TOTAL INTEREST EXPENSE                                      4,678,452                  4,016,932
                                                                        ------------                -----------
NET INTEREST INCOME                                                        5,426,638                  5,190,946
     Provision for loan losses                                               270,000                    235,000
                                                                        ------------                -----------
NET INTEREST INCOME AFTER
                        PROVISION FOR LOAN LOSSES                          5,156,638                  4,955,946

Noninterest income:
     Data processing fees                                                    654,229                    572,289
     Trust fees                                                              712,148                    585,393
     Service charges on deposit accounts                                     297,899                    275,070
     Net gain (loss) on sale of securities                                     4,161                    (29,330)
     Net gain on sale of loans                                               413,455                    150,737
     Other                                                                   216,568                    116,899
                                                                       -------------                 ----------
               TOTAL NONINTEREST INCOME                                    2,298,460                  1,671,058

Noninterest expense:
     Salaries and employee benefits                                        3,292,776                  2,423,964
     Net occupancy expense                                                   261,188                    255,909
     Equipment expense                                                       593,519                    501,974
     Other                                                                 1,838,873                  1,336,886
                                                                       -------------              -------------
               TOTAL NONINTEREST EXPENSE                                   5,986,356                  4,518,733
                                                                       -------------              -------------
INCOME BEFORE INCOME TAXES                                                 1,468,742                  2,108,271
     Income tax expense                                                      450,903                    674,595
                                                                       -------------              -------------
NET INCOME                                                             $   1,017,839               $  1,433,676
                                                                       =============              =============

Basic earnings per Common Share (Note B)                               $        0.25               $       0.31
                                                                       =============              =============
Diluted earnings per Common Share (Note B)                             $        0.25               $       0.31
                                                                       =============              =============

See notes to condensed consolidated unaudited financial statements

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

RURBAN FINANCIAL CORP. AND SUBSIDIARIES


                                                                              Three Months Ended
                                                                                   JUNE 30
                                                                           -----------------------
                                                                           1998               1997
                                                                           ----               ----

Net income                                                               $1,017,839      $1,433,676
Other comprehensive income, net of tax:
     Change in unrealized gain (loss) on securities,                        (48,951)        343,460
        net of tax of $ (25,223) in 1998 and $176,933 in 1997
     Less: Reclassification adjustment for accumulated
        gains (losses) included in net income, net of tax
        of $1,415 in 1998 and $ (9,972) in 1997                               2,746         (19,358)
                                                                              -----        --------
Other comprehensive income                                                  (46,205)        324,102
                                                                     --------------       ---------
Comprehensive income                                                      $ 971,634      $1,757,778
                                                                     ==============    ============


See notes to condensed consolidated unaudited financial statements

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

RURBAN FINANCIAL CORP. AND SUBSIDIARIES

                                                                               Six Months Ended
                                                                                    JUNE 30
                                                                       ------------------------------
                                                                         1998                  1997
Interest Income:
     Interest and fees on loans                                         $17,313,066       $15,406,894
     Interest and dividends on securities:
               Taxable                                                    1,946,632         1,850,243
               Tax-exempt                                                   138,046           152,839
     Other                                                                  372,903           480,703
                                                                        -----------       -----------
               TOTAL INTEREST INCOME                                     19,770,647        17,890,679

Interest Expense:
     Deposits                                                             8,591,847         7,734,727
     Borrowings                                                             543,648            66,548
                                                                        -----------        ----------
               TOTAL INTEREST EXPENSE                                     9,135,495         7,801,275
                                                                        -----------        ----------
NET INTEREST INCOME                                                      10,635,152        10,089,404
     Provision for loan losses                                              540,000           451,000
                                                                       -------------       ----------
NET INTEREST INCOME AFTER
               PROVISION FOR LOAN LOSSES                                 10,095,152         9,638,404

Noninterest income:
     Data processing fees                                                 1,363,004         1,195,938
     Trust fees                                                           1,345,742         1,159,838
     Service charges on deposit accounts                                    567,793           549,182
     Net gain (loss) on sale of securities                                   37,836           (32,017)
     Net gain on sale of loans                                              898,323           351,393
     Other                                                                  447,742           279,688
                                                                       ------------        ----------
               TOTAL NONINTEREST INCOME                                   4,660,440         3,504,022

Noninterest expense:
     Salaries and employee benefits                                       6,552,795         4,796,738
     Net occupancy expense                                                  533,179           509,176
     Equipment expense                                                    1,152,880         1,015,051
     Other                                                                3,523,402         2,732,983
                                                                      -------------        ----------
               TOTAL NONINTEREST EXPENSE                                 11,762,256         9,053,948
                                                                      -------------        ----------
INCOME BEFORE INCOME TAXES                                                2,993,336         4,088,478
     Income tax expense                                                     963,897         1,312,457
                                                                      -------------        ----------
NET INCOME                                                             $  2,029,439      $  2,776,021
                                                                      =============      ============

Basic earnings per Common Share (Note B)                              $        0.50      $       0.61
                                                                      =============      ============
Diluted earnings per Common Share (Note B)                            $        0.50      $       0.61
                                                                      =============      ============

See notes to condensed consolidated unaudited financial statements

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

RURBAN FINANCIAL CORP. AND SUBSIDIARIES


                                                                           Six Months Ended
                                                                                JUNE 30
                                                                         ----------------------
                                                                         1998              1997
                                                                         ----              ----

Net income                                                            $ 2,029,439    $ 2,776,021
Other comprehensive income, net of tax:
     Change in unrealized gain (loss) on securities,                      (61,107)        66,898
               net of tax of $ (25,223) in 1998 and $34,460 in 1997
     Less: Reclassification adjustment for accumulated
               gains (losses) included in net income, net of tax
               of $12,864 in 1998 and $ (10,885) in 1997                   24,972        (21,132)
                                                                      -----------    -----------
Other comprehensive income                                                (36,135)        45,766
                                                                      -----------    -----------
Comprehensive income                                                  $ 1,993,304    $ 2,821,787
                                                                      ===========    ===========


See notes to condensed consolidated unaudited financial statements

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS EQUITY
(UNAUDITED)

RURBAN FINANCIAL CORP. AND SUBSIDIARIES



                                                                                         NET UNREALIZED
                                                                                          APPRECIATION
                                                                                       (DEPRECIATION) ON
                                                            ADDITIONAL                SECURITIES AVAILABLE
                                               COMMON        PAID-IN         RETAINED     FOR SALE, NET          TREASURY
                                                STOCK        CAPITAL         EARNINGS        OF TAX           STOCK AT COST
                                              ---------      ---------      ----------       -------          -------------

Balance at January 1, 1998                    4,903,098      7,930,646      23,891,983       218,840            (6,676,611)

Net income for the six month period                --             --         2,029,439            --

Cash dividends declared ($0.20 per share)          --             --          (827,964)           --                    --

2 for 1 stock split (issuance of              4,903,098     (4 903,098)
2,287,851 common shares and
326,612 common shares subject
to repurchase obligation in ESOP

Adjustment for common stock subject to
repurchase agreement                               --       (2,286,284)           --              --                    --

Net change in unrealized appreciation
(depreciation) on securities available
for sale, net of tax of ($   12,286)                              --              --         (36,,135)                  --
                                            -----------      ---------      ----------        -------           ----------


Balance at June 30, 1998                    $ 9,806,196    $   741,264    $ 25,093,458       $182,705          (6,676,611)
                                            ===========      =========      ==========        =======           ==========


See notes to condensed consolidated unaudited financial statements

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

RURBAN FINANCIAL CORP. AND SUBSIDIARIES

                                                                      Six Months Ended
                                                                           JUNE 30
                                                                  ------------------------
                                                                   1998              1997
                                                                 ----------       ---------
Cash Flows From Operating Activities:
   Cash received from customers' fees and commissions          $  3,724,281    $  3,184,646
   Cash paid to suppliers and employees                         (11,431,864)     (8,427,694)
   Loans originated for sale                                    (38,357,230)    (12,428,726)
   Proceeds from sales of loans held for sale                    30,780,261      12,351,481
   Interest received                                             19,899,585      17,542,926
   Interest paid                                                 (9,096,068)     (7,664,284)
   Income taxes paid                                             (1,110,000)     (1,577,000)
                                                               ------------    ------------
        Net cash from operating activities                       (5,591,035)      2,981,349
                                                               ------------    ------------

Cash Flows From Investing Activities:
   Net decrease in interest bearing deposits
        in other financial institutions                              (6,429)
Proceeds from principal repayments, maturities and calls of:
        Securities available for sale                            12,960,636
Proceeds from sales of available-for-sale                        19,169,759      20,357,913
Purchase of securities available-for-sale                       (34,447,926)    (22,821,827)
Net (increase)/decrease in loans                                  2,539,792     (29,095,684)
Recoveries on loan charge-offs                                      146,768         252,000
Premises and equipment expenditures                              (2,587,664)       (446,123)
                                                               ------------    ------------
        Net cash from investing activities                       (2,225,064)    (31,753,721)
                                                               ------------    ------------

Cash Flows From Financing Activities:
   Net increase/(decrease) in deposits                            3,458,457       7,217,241
   Net charge in federal funds purchased                         (4,929,000)           --
   Proceeds from FHLB advances                                   21,100,000      13,163,384
   Repayment of FHLB advances                                    (1,053,835)           --
   Dividends paid                                                  (827,964)       (823,626)
                                                               ------------    ------------
        Net cash from financing activities                       17,747,658      19,556,999
                                                               ------------    ------------

Net Change In Cash And Cash Equivalents                           9,931,559      (9,215,373)
Cash And Cash Equivalents At Beginning Of Year                   22,222,385      34,027,263
                                                               ------------    ------------

Cash And Cash Equivalents At End Of Period                     $ 32,153,944    $ 24,811,890
                                                               ============    ============

See notes to condensed consolidated unaudited financial statements

CONSOLIDATED STATEMENT OF CASH FLOWS - CONTINUED (UNAUDITED)

RURBAN FINANCIAL CORP. AND SUBSIDIARIES

                                                                                 Six Months Ended
                                                                                     JUNE 30
                                                                               ----------------------
                                                                               1998             1997
Reconciliation Of Net Income To Net
   Cash From Operating Activities
   Net income                                                               $  2,029,439    $  2,776,021
   Adjustments to reconcile net income to net cash from operating activities:
            Depreciation and amortization                                        761,328         737,985
             Amortization of intangible assets                                   139,225          90,000
            Provision for loan losses                                            540,000         451,000
            (Gain)/loss on sale of securities available for sale                 (37,836)         32,017
            Loans originated for sale                                        (38,357,230)    (12,428,726)
            Proceeds from sales of loans held for sale                        30,780,261      12,351,481
            Net (gains)/losses on loan sales                                    (898,323)       (351,393)
            Increase/(decrease) in other liabilities and interest payable        181,988        (743,902)
            (Increase)/decrease in other assets and interest receivable         (729,887)         67,462
                                                                            ------------    ------------
                Net cash from operating activities                          $ (5,591,035)   $  2,981,945
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

NOTE B--EARNINGS AND DIVIDENDS PER COMMON SHARE

Earnings per common share have been computed based on the weighted average number of shares outstanding during the periods presented. The number of shares used in the computation of basic earnings per common share was 4,053,596 for 1998 and 4,575,702 for 1997. The number of shares used in the computation of diluted earnings per common share was 4,069,596 for 1998 and 4,575,702 for 1997.

NOTE C-- ACCOUNTING STANDARD IMPLEMENTED IN 1998

SFAS No. 130, Reporting Comprehensive Income, requires comprehensive income to be reported for all periods. Comprehensive income includes both net income and other comprehensive income. Other comprehensive income includes the change in unrealized gains and losses on securities available for sale.


NOTE D-- RISK ELEMENTS AND LOAN LOSS RESERVE

There have been no changes in the Risk Elements and Loan Loss Reserve activity that would materially effect the Corporation's financial position or results of operations for the six months ended June 30, 1998.

NOTE E - BENEFIT PLANS

The Company's Board of Directors and its shareholders adopted a stock option plan in 1997. Under the terms of this plan, options for up to 400,000 shares of the Company's common stock may be granted to employees and directors of the Company and its subsidiaries. The exercise price of the options is determined at the time of grant by a committee of the Board of Directors and cannot be less than the fair market value of the stock on the date of grant.

SFAS No. 123 requires proforma disclosures for companies that do not adopt its fair value accounting method for stock-based employee compensation. Accordingly, the following proforma information presents net income and earnings per common share had the fair value method been used to measure compensation cost for stock option plans. Compensation cost actually recognized for stock options was $-0-for the six months ended June 30, 1998 and 1997.

The fair value of options granted during 1998 and 1997 is estimated using the following weighted average information: risk-free interest rate of 6.5%, expected life of 10 years, expected volatility of stock price of .05 and expected dividends of 2.39% per year.

                                                              1998           1997
                                                              ----           ----

Net income for the six months ended June 30               $2,029,439      $2,776,021
Proforma net income for the six months ended June 30       1,882,267       2,776,021

Basic earnings per common share as reported               $.50            $.61
Diluted earnings per common share as reported             $.50            $.61
Proforma basic earnings per common share                  $.46            $.61
Proforma diluted earnings per common share                $.46            $.61

In future years, the proforma effect of not applying this standard is expected to increase as additional options are granted.

Stock option plans are used to reward employees and provide them with an additional equity interest. Options are issued for 10 year periods with varying vesting periods. Information about option grants follows:

                                                         WEIGHTED    WEIGHTED
                                            NUMBER OF    AVERAGE      AVERAGE
                                           OUTSTANDING   EXERCISE   FAIR VALUE
                                             OPTIONS      PRICE      OF GRANTS
                                           -----------   --------   -----------

Outstanding, January 1, 1997                     --          --            --
Granted, October 22, 1997                   179,000       14.19          3.77
Forfeiture                                   (4,000)      14.19          3.77
Grants, June 15, 1998                        45,500       18.50          5.33
Outstanding, June 30, 1998                  220,500       15.08          7.08

The weighted average remaining contractual life of options outstanding at March 31, 1998 was approximately nine years. There were no stock options exercisable at March 31, 1998.

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

Rurban Mortgage Company, a wholly owned subsidiary of State Bank, operates a residential mortgage loan production office in Clearwater, Florida. This office underwrites, processes, closes and sells residential mortgages acquired through a network of real estate mortgage lenders in the Tampa Bay market and community banks in Ohio, including the four Rurban subsidiary banks.

LIQUIDITY

LIQUIDITY RELATES PRIMARILY to the Corporation's ability to fund loan demand, meet deposit customers' withdrawal requirements and provide for operating expenses. Assets used to satisfy these needs consist of cash, federal funds sold, securities and loans held for sale. These assets are commonly referred to as liquid assets. Liquid assets were $120 million at June 30, 1998, compared to $99 million at December 31, 1997. The $21 million increase in liquid assets represents normal fluctuation and was not due to any change in policy of management regarding liquidity. Management recognizes that securities may need to be sold in the future to help fund loan demand and, accordingly, as of June 30, 1998, the entire securities portfolio of $74.0 million was classified as available-for-sale.

CAPITAL RESOURCES

TOTAL SHAREHOLDER'S EQUITY PLUS COMMON STOCK SUBJECT TO REPURCHASE OBLIGATION IN ESOP, NET OF UNEARNED ESOP SHARES was $40,259,000 as of June 30, 1998, an increase of $1,165,000 over $39,094,000 as of December 31, 1997. The increase was primarily due to 1998 net income of $2,029,400, offset by dividends declared of $828,000 and a net change in unrealized appreciation (depreciation) in securities available for sale, net of tax of $36,000.

THE CORPORATION'S SUBSIDIARIES exceed the applicable minimum regulatory capital requirements at June 30, 1998.

AS OF JUNE 30, 1998, management is not aware of any current recommendations by banking regulatory authorities which, if they were to be implemented, would have, or are reasonably likely to have, a material adverse effect on the Corporation's liquidity, capital resources or operations.

IMPACT OF YEAR 2000

The Corporation has conducted a comprehensive review of its computer systems to identify applications that could be affected by the Year 2000 issue, and is implementing a plan to address the issue. The Corporation's data processing is performed primarily in-house by RDSI; however, software and hardware utilized is under maintenance agreements with third party vendors. The Corporation has tested its primary business applications for Year 2000 compliance and has found these primary applications to be Year 2000 ready. The next battery of testing will be performed on the secondary business applications. This testing on the secondary business applications will be completed by December 31, 1999. In addition, the Corporation has identified certain of its hardware and software equipment that will not be Year 2000 compliant and intends to purchase new equipment and software prior to June 30, 1999. Management expects the costs of addressing the impact of the Year 2000 to have significant impact on the Corporation's consolidated financial position. The areas of impact in preparing for Year 2000 are diverse and have a substantial impact on expenses. In addition to direct and indirect costs, there has been/will be substantial redirection of efforts normally dedicated to loan production.

SUPPLEMENTAL INFORMATION

Non performing loans increased $171,000 from December 31, 1997 to $2,936,000 or 0.81% of net loans at June 30, 1998.


MATERIAL CHANGES IN FINANCIAL CONDITION

Loans and loans held for sale increased $5.2 million from December 31, 1997 to $364 million at June 30, 1998; an annualized rate of 2.9%.

Deposits grew $3.5 million from December 31, 1997 to $419 million at June 30, 1998; an annualized rate of 1.7%.


MATERIAL CHANGES IN RESULTS OF OPERATIONS

Net interest income for the quarter ended June 30, 1998 was $5,426,628, an increase of $235,692 over the same period in 1997. This increase was due to an increase in the amount of earning assets and a favorable increase in yields on those assets.

The expansion of existing sources and the development of new sources of noninterest income is one of the key elements of the Company's strategic plan. Total noninterest income increased $627,402 to $2,298,460 due mainly to increases in net gains on sales of loans of $262,718, data processing fees of $81,940 and trust fees of $126,755.

Total Noninterest expenses increased $1,467,623 for the quarter ended June 30, 1998 when compared to the same period 1997. The increase in salaries and benefits of $868,812 represented 59% of the total increase in non-interest expense. This increase was primarily due to the following factors; during 1997, a number of human resource and technology investments were made, such as; the start up of Rurban Mortgage division, the acquisition of S&L Financial Service and the January 1, 1998 combination of those entities into a separate company. To assure prudent management of our expansion efforts, additional staffing investments were made in the areas of trust services, data processing, credit quality/loan review, operations and holding company administration.

Income tax expense for the quarter was $450,903, a decrease of $223,692 over the same period in 1997 due to a decrease in taxable income.

The result of all of these factors was a decrease in net income of $415,262 to $1,017,839 for the three months ended June 30, 1998 when compared to the same period in 1997.

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company's quantitative and qualitative market risks since December 31, 1997.

                           PART II - OTHER INFORMATION
                           ---------------------------
ITEM 5: MEETING OF SHAREHOLDERS

As discussed in the Company's Proxy Statement for the 1998 Annual Meeting of Shareholders, any qualified shareholder of the Company who intends to submit a proposal to the Company at the 1999 Annual Meeting of Shareholders must submit such proposal to the Company not later than November 29, 1998 to be considered for inclusion in the Company's Proxy Statement and form of Proxy (the "Proxy Materials") relating to that meeting. If a shareholder intends to present a proposal at the 1999 Annual Meeting of Shareholders, but has not sought the inclusion of such proposal in the Company's Proxy Materials, such proposal must be received by the Company prior to February 16, 1999 or the Company's management proxies for the 1999 Annual Meeting will be entitled to use their discretionary voting authority should such proposal then be raised, without any discussion of the matter in the Company's Proxy Materials.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)     EXHIBITS

        See index on exhibits on pages 18 and 19

(B)     REPORTS ON FORM 8-K

        None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                             RURBAN FINANCIAL CORP.


Date August 14, 1998                               By /s/ Thomas C. Williams
    ----------------                                 --------------------------
                                                      Thomas C. Williams
                                                      President & CEO


                                                   By /s/ Richard C. Warrener
                                                     --------------------------
                                                         Richard C. Warrener
                                                     Executive Vice President &
                                                       Chief Financial Officer