Form 10-Q
period 1998-09-30
RURBAN FINANCIAL CORP
filed 1998-11-16
CIK 767405

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934 FOR THE
                   QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998.
                                          -------------------

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

                    401 Clinton Street, Defiance, Ohio 43512
                    -----------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (419) 783-8950
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                                      None
          --------------------------------------------------------------
        (Former name, former address and former fiscal year, if changed since last report.)

                  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes    X                      No
                      --------                    ------

                  The number of common shares of Rurban Financial Corp. outstanding was 4,139,818 on October 31, 1998.

                         PART 1 - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1. FINANCIAL STATEMENTS

                  The interim consolidated financial statements of Rurban Financial Corp. are unaudited; however, the information contained herein reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of financial condition and results of operations for the interim periods presented. All adjustments reflected in these financial statements are of a normal recurring nature in accordance with Rule 10- 01(b)
(8) of Regulation S-X. Results of operations for the nine months ended September 30, 1998 are not necessarily indicative of the results for the complete year.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

RURBAN FINANCIAL CORP. AND SUBSIDIARIES

                                                     September 30    December 31
                                                        1998           1997
                                                    (Unaudited)       (Note)
                                                    ------------    ------------

ASSETS

Cash and due from banks                             $ 17,587 167    $ 15,552,385
Federal funds sold                                     7,022,804       6,670,000
                                                    ------------    ------------
    TOTAL CASH AND CASH EQUIVALENTS                   24,609,971      22,222,385
Interest-bearing deposits in other
    financial institutions                               180,000         529,777
Securities available for sale                         81,594,652      71,683,120
Loans held for sale                                   10,669,933       4,404,327
Loans, net of allowance for losses of $5,257,767
    in 1998 and $5,239,601 in 1997                   361,467,847     354,207,709
Premises and equipment, net                           11,175,271       8,583,961
Accrued interest and other assets                      9,930,693       9,739,811
                                                    ------------    ------------

                               TOTAL ASSETS         $499,628,367    $471,371,090
                                                    ============    ============



                                   (Continued)

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

RURBAN FINANCIAL CORP. AND SUBSIDIARIES

                                                               September 30      December 31
                                                                   1998              1997
                                                              -------------     -------------
                                                                 (Unaudited)       (Note)

LIABILITIES AND SHAREHOLDERS' EQUITY
     Deposits:
         Noninterest bearing                                  $  39,153,202     $  46,149,132
         Interest bearing                                       382,832,047       369,032,154
                                                              -------------     -------------
                                    Total Deposits              421,985,249       415,181,286

     Federal funds purchased                                              0         4,929,000
     Advances from Federal Home Loan Bank (FHLB)                 31,451,592         7,529,867
     Accrued interest payable                                     1,641,215         1,577,140
     Other liabilities                                            3,353,343         3,059,869
                                                              -------------     -------------
                                    TOTAL LIABILITIES           458,431,399       432,277,162

     Common stock subject to repurchase obligation
       in ESOP (shares outstanding:
          1998 - 643,734, 1997 - 326,612)                        10,782,545        10,124,972
    Unearned ESOP shares (unearned shares:
          1998 - 73,502, 1997 - 43,111)                          (1,299,000)       (1,299,000)
    Common stock, stated value $2.50 per share
          shares authorized: 10,000,000;
          shares issued: 1998-4,575,702, 1997 -2,287,851;
          shares outstanding:
          1998 - 3,496,084, 1997 - 1,743,297                      9,829,921         4,903,098
     Additional paid-in capital                                   2,346,250         7,930,646
     Retained earnings                                           25,794,846        23,891,983
     Net unrealized appreciation on securities
          available-for-sale (net of tax of $215,858
          in 1998 and $106,988 in 1997)                             419,017           218,840
    Treasury stock, at cost 1998 - 435,884 shares at cost,
          1997 - 217,942 shares at cost                          (6,676,611)       (6,676,611)
                                                              -------------     -------------

                           TOTAL LIABILITIES AND
                           SHAREHOLDERS' EQUITY               $ 499,628,367     $ 471,371,090
                                                              =============     =============

See notes to condensed consolidated unaudited financial statements

Note: The balance sheet at December 31, 1997 has been derived from the audited financial statement report dated January 30, 1998.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

RURBAN FINANCIAL CORP. AND SUBSIDIARIES

                                                        Three Months Ended
                                                            September 30
                                                     ---------------------------
                                                        1998            1997
Interest Income:
     Interest and fees on loans                      $ 8,782,192     $ 8,291,913
     Interest and dividends on securities:
               Taxable                                   996,248         921,429
               Tax-exempt                                 73,737          78,025
     Other                                               284,657         153,230
                                                     -----------     -----------
               TOTAL INTEREST INCOME                  10,136,834       9,444,597

Interest Expense:
     Deposits                                          4,354,293       4,172,681
     Borrowings                                          385,531         104,386
                                                     -----------     -----------
               TOTAL INTEREST EXPENSE                  4,739,824       4,277,067
                                                     -----------     -----------
NET INTEREST INCOME                                    5,397,010       5,167,530
     Provision for loan losses                           270,000         245,000
                                                     -----------     -----------
NET INTEREST INCOME AFTER
      PROVISION FOR LOAN LOSSES                        5,127,010       4,922,530

Noninterest income:
     Data processing fees                                945,033         719,024
     Trust fees                                          576,549         603,048
     Service charges on deposit accounts                 329,031         294,247
     Net gain on sale of securities                        9,495          63,541
     Net gain on sale of loans                           308,881          80,437
     Other                                               286,979         306,302
                                                     -----------     -----------
               TOTAL NONINTEREST INCOME                2,455,968       2,066,599

Noninterest expense:
     Salaries and employee benefits                    3,210,187       2,616,187
     Net occupancy expense                               280,460         277,103
     Equipment expense                                   611,657         509,879
     Other                                             1,845,063       1,486,156
                                                     -----------     -----------
               TOTAL NONINTEREST EXPENSE               5,947,367       4,889,325
                                                     -----------     -----------
INCOME BEFORE INCOME TAXES                             1,635,611       2,099,804
     Income tax expense                                  520,241         662,677
                                                     -----------     -----------
NET INCOME                                           $ 1,115,370     $ 1,437,127
                                                     ===========     ===========

Basic earnings per Common Share (Note B)             $      0.27     $      0.31
                                                     ===========     ===========

See notes to condensed consolidated unaudited financial statements

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

RURBAN FINANCIAL CORP. AND SUBSIDIARIES

                                                                  Three Months Ended
                                                                     September 30
                                                              ------------------------
                                                                 1998           1997
                                                              ----------    ----------
Net income                                                    $1,115,370    $1,437,127
Other comprehensive income, net of tax:
     Change in unrealized gain  on securities,                   230,045       101,233
        net of tax of $118,509 in 1998 and $52,151 in 1997
     Reclassification adjustment for accumulated
        gains included in net income, net of tax
        of $3,228 in 1998 and $21,604 in 1997                      6,267        41,937
                                                              ----------    ----------
Other comprehensive income                                       236,312       143,170
                                                              ----------    ----------
Comprehensive income                                          $1,351,682    $1,580,297
                                                              ==========    ==========


See notes to condensed consolidated unaudited financial statements

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

RURBAN FINANCIAL CORP. AND SUBSIDIARIES

                                                         Nine Months Ended
                                                            September 30
                                                     ---------------------------
                                                        1998             1997
Interest Income:
     Interest and fees on loans                      $26,095,258     $23,698,807
     Interest and dividends on securities:
               Taxable                                 2,942,880       2,771,672
               Tax-exempt                                211,783         230,864
     Other                                               657,560         633,933
                                                     -----------     -----------
               TOTAL INTEREST INCOME                  29,907,481      27,335,276

Interest Expense:
     Deposits                                         12,946,140      11,907,408
     Borrowings                                          929,179         170,934
                                                     -----------     -----------
               TOTAL INTEREST EXPENSE                 13,875,319      12,078,342
                                                     -----------     -----------
NET INTEREST INCOME                                   16,032,162      15,256,934
     Provision for loan losses                           810,000         696,000
                                                     -----------     -----------
NET INTEREST INCOME AFTER
     PROVISION FOR LOAN LOSSES                        15,222,162      14,560,934

Noninterest income:
     Data processing fees                              2,308,037       1,914,962
     Trust fees                                        1,922,291       1,762,886
     Service charges on deposit accounts                 896,824         843,429
     Net gain on sale of securities                       47,331          31,524
     Net gain on sale of loans                         1,207,204         431,830
     Other                                               734,721         585,990
                                                     -----------     -----------
               TOTAL NONINTEREST INCOME                7,116,408       5,570,621

Noninterest expense:
     Salaries and employee benefits                    9,762,982       7,412,925
Net occupancy expense                                    813,639         786,279
     Equipment expense                                 1,764,537       1,524,930
     Other                                             5,368,465       4,219,735
                                                     -----------     -----------
               TOTAL NONINTEREST EXPENSE              17,709,623      13,943,869
                                                     -----------     -----------
INCOME BEFORE INCOME TAXES                             4,628,947       6,187,686
     Income tax expense                                1,484,138       1,975,134
                                                     -----------     -----------
NET INCOME                                           $ 3,144,809     $ 4,212,552
                                                     ===========     ===========

Basic earnings per Common Share (Note B)             $      0.77     $      0.94
                                                     ===========     ===========

See notes to condensed consolidated unaudited financial statements

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

RURBAN FINANCIAL CORP. AND SUBSIDIARIES


                                                                       Nine Months Ended
                                                                          September 30
                                                                    ------------------------
                                                                        1998         1997
                                                                    ----------    ----------
Net income                                                          $3,144,809    $4,212,552
Other comprehensive income, net of tax:
     Change in unrealized gain on securities,                          168,939       168,130
               net of tax of $87,029 in 1998 and $86,612 in 1997
     Reclassification adjustment for accumulated gains
               included in net income, net of tax of $16,093
               in 1998 and $10,718 in 1997                              31,238        20,806
                                                                    ----------    ----------
Other comprehensive income                                             200,177       188,936
                                                                    ----------    ----------
Comprehensive income                                                $3,344,986    $4,401,488
                                                                    ==========    ==========


See notes to condensed consolidated unaudited financial statements

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS EQUITY
(UNAUDITED)

RURBAN FINANCIAL CORP. AND SUBSIDIARIES


                                                                                              Net Unrealized
                                                                                              Appreciation
                                                                                             (Depreciation) on
                                                                Additional                   Securities Available
                                                  Common         Paid-In         Retained      For Sale, Net        Treasury
                                                  Stock          Capital         Earnings         of Tax           Stock at Cost
                                                ---------       ---------       ----------       -------           ----------

Balance at January 1, 1998                      4,903,098       7,930,646       23,891,983          218,840        (6,676,611)

Net income for the nine month period                 --              --          3,144,809             --              --

Transfer to Additional Paid-In-Capital

Cash dividends declared ($0.30 per share)            --              --         (1,241,946)            --              --

Increase in stated value                        4,903,098      (4,903,098)

Transfer of 9,490 common shares and
adjustment from common stock subject to
repurchase obligation in ESOP                      23,725        (681,298)            --               --              --

Adjustment for common stock subject to
repurchase agreement

Net change in unrealized appreciation
(depreciation) on securities available
for sale, net of tax of $103,121                     --              --               --            200,177            --
                                             ------------------------------------------------------------------------------
Balance at September 30, 1998                $  9,829,921    $  2,346,250     $ 25,794,846     $    419,017      (6,676,611)
                                             ==============================================================================


See notes to condensed consolidated unaudited financial statements

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

RURBAN FINANCIAL CORP. AND SUBSIDIARIES

                                                                          Nine Months Ended
                                                                             September 30
                                                                       -----------------------------
                                                                           1998            1997
Cash Flows From Operating Activities:
   Cash received from customers' fees and commissions                 $  6,135,402     $  5,107,267
   Cash paid to suppliers and employees                                (16,344,565)     (12,636,834)
   Loans originated for sale                                           (57,006,133)     (18,486,433)
   Proceeds from sales of loans held for sale                           51,947,731       18,842,748
   Interest received                                                    29,496,863       27,173,417
   Interest paid                                                       (13,811,244)     (12,739,745)
   Income taxes paid                                                    (1,540,000)      (2,241,000)
                                                                      ------------     ------------
        Net cash from operating activities                              (1,121,946)      5 ,019,420
                                                                      ------------     ------------

Cash Flows From Investing Activities:
   Net decrease in interest bearing desposits
        in other financial institutions                                    349,777
Proceeds from principal repayments, maturities and calls of
        securities available for sale                                   17,321,235       15,046,993
Proceeds from sales of securities available-for-sale                    24,229,557       17,160,080
Purchase of securities available-for-sale                              (51,111,695)     (37,040,335)
Net (increase)/decrease in loans                                        (8,338,156)     (37,312,309)
Recoveries on loan charge-offs                                             268,018          400,322
Premises and equipment expenditures                                     (3,763,946)        (331,612)
                                                                      ------------     ------------
        Net cash from investing activities                             (21,045,210)     (42,076,861)
                                                                      ------------     ------------

Cash Flows From Financing Activities:
   Net increase/(decrease) in deposits                                   6,803,963       21,108,268
   Net charge in federal funds purchased                                (4,929,000)       6,231,502
   Proceeds from FHLB advances                                          25,100,000
   Repayment of FHLB advances                                           (1,178,275)               0
   Purchase of treasury stock                                             (112,378)
   Dividends paid                                                       (1,241,946)      (1,234,843)
                                                                      ------------     ------------
        Net cash from financing activities                              24,554,742       25,992,549
                                                                      ------------     ------------

Net Change In Cash And Cash Equivalents                                  2,387,586      (11,064,892)
Cash And Cash Equivalents At Beginning Of Year                          22,222,385       34,027,263
                                                                      ------------     ------------

Cash And Cash Equivalents At End Of Period                            $ 24,609,971     $ 22,962,371
                                                                      ============     ============

See notes to condensed consolidated unaudited financial statements

CONSOLIDATED STATEMENT OF CASH FLOWS - CONTINUED (UNAUDITED)

RURBAN FINANCIAL CORP. AND SUBSIDIARIES

                                                                                   Nine Months Ended
                                                                                      September 30
                                                                             ------------------------------
                                                                                   1998           1997
Reconciliation Of Net Income To Net
   Cash From Operating Activities
   Net income                                                                $  3,144,809     $  4,212,552
   Adjustments to reconcile net income to net cash from operating activities:
            Depreciation and amortization                                       1,172,636        1,112,582
             Amortization of intangible assets                                    208,422          135,000
            Provision for loan losses                                             810,000          696,000
            (Gain)/loss on sale of securities available for sale                  (47,331)         (31,524)
            Loans originated for sale                                         (57,006,133)     (18,486,433)
            Proceeds from sales of loans held for sale                         51,947,731       18,842,748
            Net (gains)/losses on loan sales                                   (1,207,204)        (431,830)
            Increase/(decrease) in other liabilities and interest payable         254,428       (1,032,243)
            (Increase)/decrease in other assets and interest receivable          (399,304)           2,568
                                                                             ------------     ------------
                Net cash from operating activities                           $ (1,121,946)    $  5,019,420
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

NOTE B--EARNINGS AND DIVIDENDS PER COMMON SHARE

Earnings per common share have been computed based on the weighted average number of shares outstanding during the periods presented. The number of shares used in the computation of basic earnings per common share was 4,059,322 for 1998 and 4,575,702 for 1997. The number of shares used in the computation of diluted earnings per common share was 4,085,665 for 1998 and 4,575,702 for 1997.

NOTE C-- ACCOUNTING STANDARD IMPLEMENTED IN 1998

SFAS No. 130, Reporting Comprehensive Income, requires comprehensive income to be reported for all periods. Comprehensive income includes both net income and the comprehensive income. Other comprehensive income includes the change in unrealized gains and losses on securities available for sale.



NOTE D--  RISK ELEMENTS AND LOAN LOSS RESERVE

There have been no changes in the Risk Elements and Loan Loss Reserve activity that would materially effect the Corporation's financial position or results of operations for the nine months ended September 30, 1998.

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

SFAS No. 123 requires proforma disclosures for companies that do not adopt its fair value accounting method for stock-based employee compensation. Accordingly, the following proforma information presents net income and earnings per common share had the fair value method been used to measure compensation cost for stock option plans. Compensation cost actually recognized for stock options was $-0-for the nine months ended September 30, 1998 and 1997.

The fair value of options granted during 1998 and 1997 is estimated using the following weighted average information: risk-free interest rate of 6.5%, expected life of 10 years, expected volatility of stock price of .05 and expected dividends of 2.39% per year.

                                                                 1998            1997
                                                                 ----            ----

Net income for the nine months ended September 30             $3,144,809     $4,212,552
Proforma net income for the nine months ended September 30     3,038,157      4,212,552

Basic earnings per common share as reported                         $.77           $.94
Diluted earnings per common share as reported                       $.77           $.94
Proforma basic earnings per common share                            $.74           $.94
Proforma diluted earnings per common share                          $.74           $.94


In future years, the proforma effect of not applying this standard is expected to increase as additional options are granted.

Stock option plans are used to reward employees and provide them with an additional equity interest. Options are issued for 10 year periods with varying vesting periods. Information about option grants follows:

                                                                          Weighted
                                                Number of                  Average
                                               Outstanding    Exercise    Fair Value
                                                Options        Price      of Grants

Outstanding, January 1, 1997                        --           --          --
Granted, October 22, 1997                        179,000        14.19        3.77
Forfeiture                                        (4,000)       14.19        3.77
Grants, June 15, 1998                             45,500        18.50        5.33
Outstanding, September 30, 1998                  220,500        15.08        7.08


The weighted average remaining contractual life of options outstanding at September 30, 1998 was approximately nine years. There were no stock options exercisable at September 30, 1998.

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

Rurban Mortgage Company, a wholly owned subsidiary of State Bank, operates a residential mortgage loan production office in Clearwater, Florida. This office underwrites, processes, closes and sells residential mortgages acquired through a network of real estate mortgage lenders in the Tampa Bay market and community banks in Ohio and Florida, including the four Rurban subsidiary banks.

LIQUIDITY

LIQUIDITY RELATES PRIMARILY to the Corporation's ability to fund loan demand, meet deposit customers' withdrawal requirements and provide for operating expenses. Assets used to satisfy these needs consist of cash, federal funds sold, securities and loans held for sale. These assets are commonly referred to as liquid assets. Liquid assets were $117 million at September 30, 1998, compared to $99 million at December 31, 1997. The $18 million increase in liquid assets represents normal fluctuation and was not due to any change in policy of management regarding liquidity. Management recognizes securities may need to be sold in the future to help fund loan demand and, accordingly, as of September 30, 1998, the entire securities portfolio of $82.0 million was classified as available-for-sale.

CAPITAL RESOURCES

TOTAL SHAREHOLDER'S EQUITY PLUS COMMON STOCK SUBJECT TO REPURCHASE OBLIGATION IN ESOP, NET OF UNEARNED ESOP SHARES was $41,197,000 as of September 30, 1998, an increase of $2,103,000 over $39,094,000 as of December 31, 1997. The increase was primarily due to 1998 net income of $3,145,000, offset by dividends declared of $1,242,000 and a net change in unrealized appreciation in securities available for sale, net of tax of $200,000.

THE CORPORATION'S SUBSIDIARIES exceed the applicable minimum regulatory capital requirements at September 30, 1998.

AS OF SEPTEMBER 30, 1998, management is not aware of any current recommendations by banking regulatory authorities which, if they were to be implemented, would have, or are reasonably likely to have, a material adverse effect on the Corporation's liquidity, capital resources or operations.

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

SUPPLEMENTAL INFORMATION

Non performing loans increased $201,000 from December 31, 1997 to $2,786,000 or 0.75% of net loans at September 30, 1998.


MATERIAL CHANGES IN FINANCIAL CONDITION

Loans and loans held for sale increased $13 million from December 31, 1997 to $377 million at September 30, 1998; an annualized rate of 5.0%.

Deposits grew $6.8 million from December 31, 1997 to $422 million at September 30, 1998; an annualized rate of 2.2%.


MATERIAL CHANGES IN RESULTS OF OPERATIONS

Net interest income for the quarter ended September 30, 1998 was $5,397,010, an increase of $228,480 over the same period in 1997. This increase was due to an increase in the amount of earning assets and an increase in yields on those assets.

Total noninterest income increased $389,369 to $2,455,968 due mainly to increases in net gains on sales of loans of $228,444 and data processing fees of $226,009.

Total noninterest expenses increased $1,058,042 for the quarter ended September 30, 1998 when compared to the same period 1997. The increase in salaries and benefits of $594,000 represented 56% of the total increase in non-interest expense. This increase was primarily due to three factors; 1) annual merit increases, 2) staffing increases at Rurban Mortgage Company, Reliance Financial Services, RDSI and in the Holding Company's operations and administrative staff and 3) the extension of performance related bonuses and incentive compensation throughout the organization.

Income tax expense for the quarter was $520,241, a decrease of $142,436 over the same period in 1997 due to a decrease in taxable income.

The result of all of these factors was a decrease in net income of $321,757 to $1,115,370 for the three months ended September 30, 1998 when compared to the same period in 1997.


ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company's quantitative and qualitative market risks since December 31, 1997.





                           PART II - OTHER INFORMATION

ITEM 5: MEETING OF SHAREHOLDERS

As discussed in the Company's Proxy Statement for the 1998 Annual Meeting of Shareholders, any qualified shareholder of the Company who intends to submit a proposal to the Company at the 1999 Annual Meeting of Shareholders must submit such proposal to the Company not later than November 29, 1998 to be considered for inclusion in the Company's Proxy Statement and form of Proxy (the "Proxy Materials") relating to that meeting. If a shareholder intends to present a proposal at the 1999 Annual Meeting of Shareholders, but has not sought the inclusion of such proposal in the Company's Proxy Materials, such proposal must be received by the Company prior to February 16, 1999 or the Company's's management proxies for the 1999 Annual Meeting will be entitled to use their discretionary voting authority should such proposal then be raised, without any discussion of the matter in the Company's Proxy Materials.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)     EXHIBITS

        See index on exhibits on pages 18 and 19

(B)     REPORTS ON FORM 8-K

        None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                      RURBAN FINANCIAL CORP.


Date November 13, 1998               By /s/ Thomas C. Williams
     -----------------                  ----------------------------------
                                        Thomas C. Williams
                                        President & CEO


                                      By /s/ Richard C. Warrener
                                         ---------------------------------
                                        Richard C. Warrener
                                        Executive Vice President &
                                        Chief Financial Officer