Form 10-K
period 1998-12-31
RURBAN FINANCIAL CORP
filed 1999-03-31
CIK 767405

                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549
                                FORM 10-K
(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________ TO
     ____________

Commission File Number 0-13507

                             RURBAN FINANCIAL CORP.
             (Exact name of Registrant as specified in its charter)

            Ohio                                                34-1395608
 ------------------------------                            -------------------
(State or other jurisdiction of                               I.R.S. Employer
 incorporation or organization)                             Identification No.)

401 Clinton Street, Defiance, Ohio                                43512
----------------------------------------                   -------------------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code:           (419) 783-8950
                                                           -------------------

Securities registered pursuant to Section 12(b) of the Act:       None
                                                           -------------------

Securities registered pursuant to Section 12(g) of the Act:

    Common Shares, Without Par Value (4,140,518 outstanding at March 5, 1999)
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Based upon the closing price of the Common Shares of the Registrant on March 5, 1999, the aggregate market value of the Common Shares of the Registrant held by non-affiliates on that date was $65,284,481.

Documents Incorporated by Reference:

Portions of the Registrant's definitive Proxy Statement for its Annual Meeting of Shareholders to be held on April 26, 1999 are incorporated by reference into
Part III of this Annual Report on Form 10-K.

                            Exhibit Index on Page 53

                                     PART I

Item 1.  Business.
-------  ---------

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

         State Bank has two wholly-owned subsidiaries: Reliance Financial Services, N.A. ("RFS") and Rurban Mortgage Company ("RMC"). RFS is nationally-chartered trust and financial services company. RMC is an Ohio corporation with its main office located in Clearwater, Florida which engages in the retail and wholesale mortgage banking industry.

                  General Description of Holding Company Group
                  --------------------------------------------

State Bank
----------

         State Bank is an Ohio state-chartered bank. State Bank presently operates six branch offices in Defiance County, Ohio (five in the city of Defiance and one in Ney), one branch office in adjacent Paulding County, Ohio and three branch offices in Fulton County, Ohio (one in each of Delta, Lyons and Wauseon). At December 31, 1998, State Bank had 95 full-time equivalent employees.

         State Bank offers a full range of commercial banking services, including checking and NOW accounts; passbook savings and money market accounts; time certificates of deposit, automatic teller machines; commercial, consumer, agricultural and residential mortgage loans (including "Home Value Equity" line of credit loans); personal and corporate trust services; commercial leasing; bank credit card services; safe deposit box rentals; and other personalized banking services. In addition, State Bank serves as a correspondent (federal funds investing and check clearing purposes) for three affiliated financial institutions in the region (Peoples Bank, First National Bank and Citizens Savings Bank).

         RFS
         ---

         RFS is a nationally-chartered trust and financial services company and a wholly-owned subsidiary of State Bank. RFS offers various trust and financial services, including asset management services for individuals and corporate employee benefit plans as well as brokerage services through Raymond James Financial, Inc.

         RFS' offices are located in State Bank's main offices in Defiance, Ohio. At December 31, 1998, RFS had 33 full-time equivalent employees.

         RMC
         ---

         RMC is an Ohio corporation with its main office located in Clearwater, Florida. RMC is a wholly-owned subsidiary of State Bank. RMC engages in the retail and wholesale mortgage banking business. The principal activities engaged in by RMC are originating, underwriting and servicing first and second residential mortgage loans and then selling such loans in the secondary market.

         At December 31, 1998, RMC had 25 full-time equivalent employees.

Peoples Bank
------------

         Peoples Bank is an Ohio state-chartered bank. The main office of Peoples Bank is located in Findlay, Ohio. Peoples Bank provides checking and NOW accounts; passbook savings and money market accounts; time certificates of deposit; automatic teller machines; commercial and consumer loans and real estate mortgage loans; personal and corporate trust services; and safe deposit box rental facilities. Peoples Bank operates two full-service branches in Findlay and one in McComb, Ohio. At December 31, 1998, Peoples Bank had 28 full-time equivalent employees.

First National Bank
-------------------

         First National Bank is a national banking association. The executive offices of First National Bank are located at 405 East Main Street, Ottawa, Ohio. At its present location, First National Bank operates four drive-in teller lanes and an automatic teller machine with a traditional banking lobby on the first floor. First National Bank presently operates no branch offices. At December 31, 1998, First National Bank had 15 full-time equivalent employees.

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

Citizens Savings Bank
---------------------

         Citizens Savings Bank is an Ohio state-chartered bank. The main office of Citizens Savings Bank is located in Pemberville, Ohio. Citizens Savings Bank provides checking and NOW accounts; passbook savings and money market accounts; time certificates of deposit; an automatic teller machine; commercial, consumer, agricultural and residential loans; personal and corporate trust services; commercial leasing; bank credit card services; safe deposit box rentals; and other personalized banking services. Citizens Savings Bank also operates a full-service branch in Gibsonburg, Ohio. At December 31, 1998, Citizens Savings Bank had 26 full-time equivalent employees.

RDSI
----

         Substantially all of RDSI's business is comprised of providing data processing services to 49 financial institutions in Ohio, Michigan and Indiana (including State Bank, Peoples Bank, First National Bank and Citizens Savings
Bank), including information processing for financial institution customer services, loan and deposit account information and data analysis. At December 31, 1998, RDSI had 34 full-time equivalent employees.

Rurban Life
-----------

         Rurban Life commenced its business of transacting insurance as an Arizona life and disability reinsurer in January, 1988. Rurban Life may accept life and disability reinsurance ceded to Rurban Life by an insurance company authorized to write life and disability insurance, provided that the amount accepted does not exceed certain limitations imposed under Arizona law. Rurban Life is not currently authorized to write life and disability insurance on a direct basis. Rurban Life accepts reinsurance ceded in part by USLIFE from the credit life and disability insurance purchased by customers of State Bank, Peoples Bank, First National Bank and Citizens Savings Bank from USLIFE in connection with revolving credit loans secured by mortgages and with certain installment loans made to such customers by State Bank, Peoples Bank, First National Bank and Citizens Savings Bank. The operations of Rurban Life do not materially impact the consolidated results of operations of the Corporation. As of December 31, 1998, Rurban Life has not accepted any other reinsurance. Rurban Life does not currently intend to accept any other reinsurance in the immediate future. At December 31, 1998, Rurban Life had no employees.

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

         RMC operates in the highly competitive mortgage banking environment. In Florida, RMC competes primarily with large national and regional mortgage brokers who originate well over 50% of new loans. RMC also underwrites loans originated by the Corporation's four affiliate banks and other community banks in Ohio and Florida.

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

         The Federal Reserve Board has adopted risk-based capital guidelines for bank holding companies and for state member banks, such as State Bank and Citizens Savings Bank. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk weighted assets by assigning assets and off-balance-sheet items to broad risk categories. The minimum ratio of total capital to risk weighted assets (including certain off-balance-sheet items, such as standby letters of credit) is 8%. At least 4.0 percentage points is to be comprised of common stockholders' equity (including retained earnings but excluding treasury stock), noncumulative perpetual preferred stock, a limited amount of cumulative perpetual preferred stock, and minority interests in equity accounts of consolidated subsidiaries, less goodwill and certain other intangible assets ("Tier 1 capital"). The remainder ("Tier 2 capital") may consist, among other things, of mandatory convertible debt securities, a limited amount of subordinated debt, other preferred stock and a limited amount of allowance for loan and lease losses. The Federal Reserve Board also imposes a minimum leverage ratio (Tier 1 capital to total assets) of 3% for bank holding companies and state member banks that meet certain specified conditions, including no operational, financial or supervisory deficiencies, and including having the highest regulatory rating. The minimum leverage ratio is 1%-2% higher for other bank holding companies and state member banks based on their particular circumstances and risk profiles and those experiencing or anticipating significant growth. National bank subsidiaries, such as First National Bank, are subject to similar capital requirements adopted by the Comptroller of the Currency, and state non-member bank subsidiaries, such as Peoples Bank, are subject to similar capital requirements adopted by the FDIC.

         The Corporation and its subsidiaries currently satisfy all capital requirements. Failure to meet applicable capital guidelines could subject a banking institution to a variety of enforcement remedies available to federal and state regulatory authorities, including the termination of deposit insurance by the FDIC.

         The federal banking regulators have established regulations governing prompt corrective action to resolve capital deficient banks. Under these regulations, institutions which become undercapitalized become subject to mandatory regulatory scrutiny and limitations, which increase as capital decreases. Such institutions are also required to file capital plans with their primary federal regulator, and their holding companies must guarantee the capital shortfall up to 5% of the assets of the capital deficient institution at the time it becomes undercapitalized.

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

           Statistical Financial Information Regarding the Corporation
           -----------------------------------------------------------

         The following schedules and tables analyze certain elements of the consolidated balance sheets and statements of income of the Corporation and its subsidiaries, as required under Exchange Act Industry Guide 3 promulgated by the Securities and Exchange Commission, and should be read in conjunction with the narrative analysis presented in ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION and the Consolidated Financial Statements of the Corporation and its subsidiaries.

I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

A.   The following are the average balance sheets for the years ending December
     31:

ASSETS                                                          1998                 1997                 1996
                                                                ----                 ----                 ----
Interest-earning assets
     Securities available for sale (1)
         Taxable                                          $    68,465,434     $     63,329,510     $     65,724,102
         Non-taxable                                            6,191,050            5,827,365            8,931,157
     Federal funds sold                                        17,112,858           13,009,024            6,950,036
     Loans, net of unearned income
       and deferred loan fees (2)                             376,126,488          342,480,740          305,611,881
                                                          ---------------     ----------------     ----------------
         Total interest-earning assets                        467,895,830          424,646,639          387,217,176
     Allowance for loan losses                                 (5,382,901)          (5,245,851)          (4,593,293)
                                                          ---------------     ----------------     ----------------
                                                              462,512,929          419,400,788          382,623,883
Noninterest-earning assets
     Cash and due from banks                                   15,152,187           14,980,442           17,435,810
     Premises and equipment, net                               10,067,321            8,732,846            8,540,524
     Accrued interest receivable and
       other assets                                             6,224,187            8,897,276            8,142,608
                                                          ---------------     ----------------     ----------------
                                                          $   493,956,624     $    452,011,352     $    416,742,825
                                                          ===============     ================     ================
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities
     Deposits
         Savings and interest-bearing
           demand deposits                                $    96,422,897     $     90,874,940     $     83,395,385
         Time deposits                                        281,227,689          265,046,479          243,798,539
     Federal funds purchased and
       securities sold under agreements
       to repurchase                                      1,093,099            2,294,882            2,559,025
     Advances from Federal Home
       Loan Bank (FHLB)                                        24,222,456            3,907,485                    -
                                                          ---------------     ----------------     ----------------
         Total interest-bearing liabilities                   402,966,141          362,123,786          329,752,949

Noninterest-bearing liabilities
     Demand deposits                                           45,418,691           44,405,121           42,733,313
     Accrued interest payable and
       other liabilities                                        5,140,844            3,331,816            3,507,865
                                                          ---------------     ----------------     ----------------
                                                              453,525,676          409,860,723          375,994,127
Shareholders' equity (3)                                       40,430,948           42,150,629           40,748,698
                                                          ---------------     ----------------     ----------------
                                                          $   493,956,624     $    452,011,352     $    416,742,825
                                                          ===============     ================     ================

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


                                                     ------------------------------1998--------------------------
                                                          Average                                       Average
                                                          Balance                Interest                Rate
                                                          -------                --------                ----
INTEREST-EARNING ASSETS
     Securities (1)
         Taxable                                      $    68,282,845            $  3,939,667            5.77%
         Non-taxable                                        6,090,977                 492,812 (2)        8.09  (2)
     Federal funds sold                                    17,112,858                 896,714            5.24
     Loans, net of unearned income and
       deferred loan fees                                 376,126,488 (3)          34,671,890 (4)        9.22
                                                      ---------------            ------------
         Total interest-earning assets                $   467,613,168              40,001,083 (2)        8.55% (2)
                                                      ===============
INTEREST-BEARING LIABILITIES
     Deposits
         Savings and interest-bearing
           demand deposits                            $    96,422,897               2,121,304            2.20%
         Time deposits                                    281,227,689              15,221,462            5.41
     Federal funds purchased and
       securities sold under agree-
       ments to repurchase                                  1,093,099                  62,853            5.75
     Advances from FHLB                                    24,222,456               1,337,080            5.52
                                                      ---------------            ------------
         Total interest-bearing liabilities           $   402,966,141              18,742,699            4.65%
                                                      ===============            ------------
Net interest income                                                             $  21,258,384 (2)
                                                                                =============
Net interest income as a percent
  of average interest-earning assets                                                                     4.55%  (2)
                                                                                                         ====

(1) Securities balances represent daily average balances for the amortized cost of securities. The average rate is calculated based on the amortized cost of securities.

(2) Computed on tax equivalent basis for non-taxable securities (34% statutory tax rate in 1998).

(3) Loan balances include principal balances of nonaccrual loans and loans held for sale.

(4)  Includes fees on loans of $1,581,746 in 1998.

I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL (CONTINUED)


                                                     ------------------------------1997----------------------------
                                                          Average                                        Average
                                                          Balance                 Interest                Rate
                                                          -------                 --------                ----
INTEREST-EARNING ASSETS
     Securities (1)
         Taxable                                      $    63,305,000           $  3,900,143             6.16%
         Non-taxable                                        5,804,824                473,148(2)          8.15 (2)
     Federal funds sold                                    13,009,024                753,081             5.79
     Loans, net of unearned income and
       deferred loan fees                                 342,480,740(3)          32,155,039(4)          9.39
                                                      ---------------           ------------
         Total interest-earning assets                $   424,599,588             37,281,411(2)          8.78%(2)
                                                      ===============
INTEREST-BEARING LIABILITIES
     Deposits
         Savings and interest-bearing
           demand deposits                            $    90,874,940              1,971,334             2.17%
         Time deposits                                    265,046,479             14,334,398             5.41
     Federal funds purchased and
       securities sold under agree-
       ments to repurchase                                  2,294,882                161,505             7.04
     Advances from FHLB                                     3,907,485                221,918             5.68
                                                      ---------------           ------------
         Total interest-bearing liabilities           $   362,123,786             16,689,155             4.61%
                                                      ===============           ------------
Net interest income                                                             $ 20,592,256  (2)
                                                                                ============
Net interest income as a percent
  of average interest-earning assets                                                                     4.85%(2)
                                                                                                         ====


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

I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL (CONTINUED)


                                                     ------------------------------1996--------------------------
                                                          Average                                       Average
                                                          Balance                Interest                Rate
INTEREST-EARNING ASSETS
     Securities (1)
         Taxable                                      $  65,675,003           $    4,066,184             6.19%
         Non-taxable                                      8,771,930                  619,411(2)          7.06(2)
     Federal funds sold                                   6,950,036                  355,950             5.12
     Loans, net of unearned income and
       deferred loan fees                               305,611,881(3)            28,680,021(4)          9.38
                                                      -------------           --------------
         Total interest-earning assets                $ 387,008,850               33,721,566(2)          8.71%(2)
                                                      =============
INTEREST-BEARING LIABILITIES
     Deposits
         Savings and interest-bearing
           demand deposits                            $  83,395,385                2,109,831             2.53%
         Time deposits                                  243,798,539               12,401,905             5.09
     Federal funds purchased and
       securities sold under agree-
       ments to repurchase                                2,559,025                  144,773             5.66
                                                      -------------           --------------
         Total interest-bearing liabilities           $ 329,752,949               14,656,509             4.44%
                                                      =============           --------------
Net interest income                                                           $   19,065,057(2)
                                                                              ==============
Net interest income as a percent
  of average interest-earning assets                                                                     4.93%(2)
                                                                                                         ====



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

         Interest on non-taxable securities has been adjusted to a fully tax equivalent basis using a statutory tax rate of 34% in 1998, 1997 and 1996.


                                                                    Total            Variance Attributable To
                                                                   Variance          ------------------------
                                                                  1998/1997          Volume               Rate
INTEREST INCOME
     Securities
         Taxable                                                $    39,524        $    295,905        $  (256,381)
         Non-taxable                                                 19,664              23,175             (3,511)
     Federal funds sold                                             143,633             220,247            (76,614)
     Loans, net of unearned income
       and deferred loan fees                                     2,516,851           3,110,485           (593,634)
                                                                -----------        ------------        -----------
                                                                  2,719,672           3,649,812           (930,140)
INTEREST EXPENSE
     Deposits
         Savings and interest-bearing
           demand deposits                                          149,970             121,734             28,236
         Time deposits                                              887,064             875,800             11,264
     Federal funds purchased and securities
       sold under agreements to repurchase                          (98,652)            (73,109)           (25,543)
     Advances from FHLB                                           1,115,162           1,121,560             (6,398)
                                                                -----------        ------------        -----------
                                                                  2,053,544           2,045,985              7,559
                                                                -----------        ------------        -----------
NET INTEREST INCOME                                             $   666,128        $  1,603,827        $  (937,699)
                                                                ===========        ============        ===========

I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL (CONTINUED)

                                                                    Total            Variance Attributable To
                                                                  Variance           -------------------------
                                                                  1997/1996          Volume               Rate
                                                                  ---------          ------               ----
INTEREST INCOME
     Securities
         Taxable                                              $    (166,041)      $   (146,100)      $     (19,941)
         Non-taxable                                               (146,263)          (231,718)             85,455
     Federal funds sold                                             397,131            345,492              51,639
     Loans, net of unearned income
       and deferred loan fees                                     3,475,018          3,461,559              13,459
                                                              -------------       ------------       -------------
                                                                  3,559,845          3,429,233             130,612
INTEREST EXPENSE
     Deposits
         Savings and interest-bearing
           demand deposits                                         (138,497)           178,809            (317,306)
         Time deposits                                            1,932,493          1,120,456             812,037
     Federal funds purchased and securities
       sold under agreements to repurchase                           16,732            (16,027)             32,759
     Advances from FHLB                                             221,918            221,918                   -
                                                              -------------       ------------       -------------
                                                                  2,032,646          1,505,156             527,490
                                                              -------------       ------------       -------------
NET INTEREST INCOME                                           $   1,527,199       $  1,924,077       $    (396,878)
                                                              =============       ============       =============

II.      INVESTMENT PORTFOLIO

         A. The book value of securities available for sale as of December 31 are summarized as follows:

                                                                 1998                1997                1996
                                                                 ----                ----                ----
         U.S. Treasury and U.S. Government
           agency securities                                 $  20,110,990       $  43,398,433      $   54,235,593
         Obligations of states and
           political subdivisions                                9,201,982           5,395,065           6,389,434
         Mortgage-backed securities                             50,608,107          21,159,472           4,837,112
         Marketable equity securities                            2,221,850           1,730,150           1,173,750
                                                             -------------       -------------      --------------
                                                             $  82,142,929       $  71,683,120      $   66,635,889
                                                             =============       =============      ==============

         B. The maturity distribution and weighted average yield of securities available for sale at December 31, 1998 are as follows:

                                                      --------------------------Maturing--------------------------
                                                                   After One Year   After Five Years
                                                        Within       But Within        But Within         After
                                                       One Year      Five Years         Ten Years       Ten Years
                                                       --------      ----------         ---------       ---------
         U.S. Treasury and U.S. Government
           agency securities                       $  12,390,993     $   6,343,853   $   1,336,345   $       39,799
         Obligations of states and political
           subdivisions (1)                              552,172         3,348,737       1,149,585        4,151,488
         Mortgage-backed securities (2)                  660,623        18,044,931      17,138,264       14,764,289
         Marketable equity securities                          -                 -               -        2,221,850
                                                   -------------     -------------   -------------   --------------
                                                   $  13,603,788     $  27,737,521   $  19,624,194   $   21,177,426
                                                   =============     =============   =============   ==============
         Weighted average yield                            4.34%            6.28%            6.33%           5.89%

         (1)      Yields are not presented on a tax-equivalent basis.

         (2)      Maturity based upon estimated weighted-average life.


         The weighted average interest rates are based on coupon rates for securities purchased at par value and on effective interest rates considering amortization or accretion if the securities were purchased at a premium or discount.

         C. Excluding those holdings of the investment portfolio in U.S. Treasury securities and other agencies of the U.S. Government, there were no securities of any one issuer which exceeded 10% of the shareholders' equity of the Corporation at December 31, 1998.

III.     LOAN PORTFOLIO

         A. Types of Loans - Total loans on the balance sheet are comprised of the following classifications at December 31 for the years indicated:

                               1998               1997                1996              1995             1994
                               ----               ----                ----              ----             ----
Commercial, financial
  and agricultural (1)     $ 248,840,548     $  217,324,268      $ 185,838,900      $  63,444,036   $   62,866,040
Real estate mortgage (1)      72,225,323         75,212,817         72,356,881        152,555,540      152,136,086
Consumer loans
  to individuals              73,244,850         67,198,876         60,512,850         61,600,664       65,676,876
                           -------------     --------------      -------------      -------------   --------------
                           $ 394,310,721     $  359,735,961      $ 318,708,631      $ 277,600,240   $  280,679,002
                           =============     ==============      =============      =============   ==============
Real estate mortgage
  loans held for resale    $  18,509,275     $    4,404,327      $   1,875,636      $   2,949,293   $    4,689,611
                           =============     ==============      =============      =============   ==============



       (1) Beginning in 1996, commercial real estate loans are classified as commercial, financial and agricultural. Prior to 1996, commercial real estate loans are classified as real estate mortgage.

CONCENTRATIONS OF CREDIT RISK: The Corporation grants commercial, real estate and installment loans to customers mainly in northern Ohio. Commercial loans include loans collateralized by business assets and agricultural loans collateralized by crops and farm equipment. As of December 31, 1998, commercial, financial and agricultural loans make up approximately 63% of the loan portfolio and the loans are expected to be repaid from cash flow from operations of businesses. As of December 31, 1998, residential first mortgage loans make up approximately 18% of the loan portfolio and are collateralized by first mortgages on residential real estate. As of December 31, 1998, consumer loans to individuals make up approximately 19% of the loan portfolio and are primarily collateralized by consumer assets.

         B. Maturities and Sensitivities of Loans to Changes in Interest Rates - The following table shows the amounts of commercial, financial and agricultural loans outstanding as of December 31, 1998 which, based on remaining scheduled repayments of principal, are due in the periods indicated. Also, the amounts have been classified according to sensitivity to changes in interest rates for commercial, financial and agricultural loans due after one year. (Variable-rate loans are those loans with floating or adjustable interest rates.)

                                                                                   Commercial,
                                                                                  Financial and
                                            Maturing                              Agricultural
                                            --------                              ------------

                         Within one year                                        $     72,766,000
                         After one year but within five years                         67,016,000
                         After five years                                            109,059,000
                                                                                ----------------
                                                                                $    248,841,000

         Commercial, Financial and Agricultural

                                                              Interest Sensitivity
                                                              --------------------
                                                            Fixed            Variable
                                                            Rate               Rate               Total
         Due after one year but within five years      $   45,291,000     $   21,725,000      $   67,016,000
         Due after five years                              21,222,000         87,837,000         109,059,000
                                                       --------------     --------------      --------------
                                                       $   66,513,000     $  109,562,000      $  176,075,000
                                                       ==============     ==============      ==============

         C.       Risk Elements
                  -------------

                  1.       Nonaccrual, Past Due, Restructured and Impaired Loans
                           - The following schedule summarizes nonaccrual, past due, restructured and impaired loans at December 31.

                                              1998          1997            1996            1995          1994
                                              ----          ----            ----            ----          ----
                                                                       (In thousands)
(a)     Loans accounted for on a
          nonaccrual basis                 $  1,880 (1)   $ 2,303 (1)    $  1,055 (1)   $  2,403 (1)    $ 3,538

(b)     Accruing loans which are
          contractually past due
          90 days or more as to
          interest or principal payments      1,742           462             293            711          1,198

(c)     Loans not included in (a) or
          (b) which are "Troubled Debt
          Restructurings" as defined by
          Statement of Financial Accounting
          Standards
          No. 15                                  -             -               -              -              -

(d)     Other loans defined as
         "impaired"                               -             -           2,490              -              -
                                           --------       -------        --------       --------        -------
                                           $  3,622       $ 2,765        $  3,838       $  3,114        $ 4,736
                                           ========       =======        ========       ========        =======


(1)      Includes loans defined as "impaired" under SFAS No. 114.

Management believes the allowance for loan losses at December 31, 1998 is adequate to absorb any losses on nonperforming loans, as the allowance balance is maintained by management at a level considered adequate to cover losses that are currently anticipated based on past loss experience, general economic conditions, information about specific borrower situations including their financial position and collateral values, and other factors and estimates which are subject to change over time.

                                                                                                 1998
                                                                                            (In thousands)
         Gross interest income that would have been recorded in 1998 on nonaccrual loans outstanding at December 31, 1998 if the loans had been current, in accordance with their original terms and had been outstanding throughout the period or since origination if held for part
         of the period                                                                             $ 355

         Interest income actually recorded on nonaccrual loans and included in
         net income for the period                                                                  (123)
                                                                                                    ----
         Interest income not recognized during the period                                           $232
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

                  2.       Potential Problem Loans

                           As of December 31, 1998, in addition to the $3,381,000 of loans reported under Item III, C.1., there are approximately $10,238,000 in other outstanding loans where known information about possible credit problems of the borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans pursuant to Item III. C.1 at some future date. Consideration was given to loans classified for regulatory purposes as loss, doubtful, substandard, or special mention that have not been disclosed in
                           Section 1 above. To the extent that such loans are not included in the $10,238,000 potential problem loans described above, management believes that such loans will not materially impact future operating results, liquidity, or capital resources.

                  3.       Foreign Outstandings

                           None

                  4.       Loan Concentrations

                           At December 31, 1998, loans outstanding related to agricultural operations or collateralized by agricultural real estate aggregated approximately $39,023,000. At December 31, 1998, there were no agriculture loans which were accounted for on a nonaccrual basis; and there are no accruing agriculture loans which are contractually past due ninety days or more as to interest or principal payments.

         D.       Other Interest-Bearing Assets
                  -----------------------------

                  Other than $456,000 in foreclosed real estate, there are no other interest-bearing assets as of December 31, 1998 which would be required to be disclosed under Item III. C.1 or 2 if such assets were loans.

IV. SUMMARY OF LOAN LOSS EXPERIENCE

         A. The following schedule presents an analysis of the allowance for loan losses, average loan data and related ratios for the years ended December 31:

                                                                  1998                 1997                 1996
                                                                  ----                 ----                 ----
LOANS
    Loans outstanding at end of period (1)                   $ 412,478,828        $ 363,851,637        $ 320,321,476
                                                             =============        =============        =============
    Average loans outstanding during period (1)              $ 376,126,488        $ 342,480,740        $ 305,611,881
                                                             =============        =============        =============
ALLOWANCE FOR LOAN LOSSES
    Balance at beginning of period                           $   5,239,601        $   5,066,600        $   4,270,000
    Allowance of acquired Bank                                           -                    -                    -

    Loans charged-off
         Commercial, financial and agricultural loans (2)         (885,132)            (438,317)            (308,143)
         Real estate mortgage (2)                                  (59,940)             (30,863)             (14,470)
         Consumer loans to individuals                            (390,420)            (856,426)            (555,164)
                                                             -------------        -------------        -------------
                                                                (1,335,492)          (1,325,606)            (877,777)
    Recoveries of loans previously charged-off
         Commercial, financial and agricultural loans (2)          248,054              308,283              380,951
         Real estate mortgage (2)                                    3,610                6,877                8,288
         Consumer loans to individuals                             173,081              235,482              324,129
                                                             -------------        -------------        -------------
                                                                   424,745              550,642              713,368
                                                             -------------        -------------        -------------
Net loans charged-off                                             (910,747)            (774,964)            (164,409)
Provision for loan losses                                        1,080,000              947,965              961,009
                                                             -------------        -------------        -------------
Balance at end of period                                     $   5,408,854        $   5,239,601        $   5,066,600
                                                             =============        =============        =============
Ratio of net charge-offs during the period to
    average loans outstanding during the period                       .24%                 .23%                 .05%
                                                                      ===                  ===                  ===

                                                                      1995                1994
                                                                      ----                ----
LOANS
    Loans outstanding at end of period (1)                       $ 280,314,137        $ 285,106,409
                                                                 =============        =============
    Average loans outstanding during period (1)                  $ 282,864,867        $ 249,993,210
                                                                 =============        =============
ALLOWANCE FOR LOAN LOSSES
    Balance at beginning of period                               $   4,770,000        $   3,390,000
    Allowance of acquired Bank                                               -            1,100,000

    Loans charged-off
         Commercial, financial and agricultural loans (2)           (1,267,028)            (275,543)
         Real estate mortgage (2)                                     (509,108)             (66,531)
         Consumer loans to individuals                                (874,690)            (408,879)
                                                                 -------------        -------------
                                                                    (2,650,826)            (750,953)
    Recoveries of loans previously charged-off
         Commercial, financial and agricultural loans (2)              497,437               85,052
         Real estate mortgage (2)                                       23,432               56,809
         Consumer loans to individuals                                 178,059              187,602
                                                                 -------------        -------------
                                                                       698,928              329,463
                                                                 -------------        -------------
Net loans charged-off                                               (1,951,898)            (421,490)
Provision for loan losses                                            1,451,898              701,490
                                                                 -------------        -------------
Balance at end of period                                         $   4,270,000        $   4,770,000
                                                                 =============        =============
Ratio of net charge-offs during the period to
    average loans outstanding during the period                           .69%                 .17%
                                                                          ===                  ===


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

                                     -----------Allocation of the Allowance for Loan Losses-----------
                                                        Percentage                        Percentage
                                                         of Loans                          of Loans
                                                          In Each                           In Each
                                                         Category                          Category
                                         Allowance       to Total          Allowance       To Total
                                          Amount           Loans            Amount           Loans
                                          ------           -----            ------           -----

                                           December 31, 1998                  December 31, 1997
                                           -----------------                  -----------------
Commercial, financial
  and agricultural                    $  2,704,000         63.1%          $  3,678,000       60.4%
Residential first mortgage                 144,000         18.3                203,000       20.9
Consumer loans
  to individuals                         1,026,000         18.6                742,000       18.7
Unallocated                              1,534,854          N/A                616,601        N/A
                                      ------------          ---           ------------        ---

                                      $  5,408,854        100.0%          $  5,239,601      100.0%
                                      ============        =====           ============      =====

                                           December 31, 1996                  December 31, 1995
                                           -----------------                  -----------------
Commercial, financial
  and agricultural                    $  3,445,000         58.3%          $  1,665,000       22.9%
Real estate mortgage                       203,000         22.7                512,000       54.9
Consumer loans
  to individuals                           811,000         19.0              1,452,000       22.2
Unallocated                                607,600          N/A                641,000        N/A
                                      ------------          ---           ------------        ---
                                      $  5,066,600        100.0%          $  4,270,000      100.0%
                                      ============        =====           ============      =====

                                           December 31, 1994
Commercial, financial
  and agricultural                    $  1,764,900         22.4%
Real estate mortgage                       572,400         54.2
Consumer loans
  to individuals                         1,621,800         23.4
Unallocated                                810,900          N/A
                                      $  4,770,000        100.0%
                                      ============        =====

Beginning in 1998, management established a new methodology for allocating the allowance for loan losses which includes identifying specific allocations for impaired and problem loans and quantifying general allocations for other loans based on a detailed evaluation of historical loss ratios and individual portfolio risk factors. Additionally, the unallocated allowance is maintained at approximately 30% of the total allowance due to inherent uncertainty in the allocation process. Prior to 1998, allowance allocations were made on a more subjective basis. Management believes the new methodology more appropriately allocates the allowance for known inherent risks within the individual loan portfolios.

While management's periodic analysis of the adequacy of the allowance for loan losses may allocate portions of the allowance for specific problem loan situations, the entire allowance is available for any loan charge-offs that occur.

V.       DEPOSITS

         The average amount of deposits and average rates paid are summarized as follows for the years ended December 31:

                                         1998                       1997                          1996
                                  --------------------       ---------------------        ----------------------
                                  Average      Average       Average       Average        Average        Average
                                  Amount        Rate         Amount          Rate         Amount          Rate
                                  ------        ----         ------          ----         ------          ----
Savings and interest-bearing   $  96,422,897     2.20%   $   90,874,940     2.17%     $    83,395,385     2.53%
   demand deposits
Time deposits                    281,227,689     5.41       265,046,479     5.41          243,798,539     5.09
Demand deposits
   (noninterest-bearing)          45,418,691       -         44,405,121        -           42,733,313       -
                               -------------             --------------               ---------------
                               $ 423,069,277             $  400,326,540               $   369,927,237
                               =============             ==============               ===============

         Maturities of time certificates of deposit and other time deposits of $100,000 or more outstanding at December 31, 1998 are summarized as follows:

                                                                                         Amount
                                                                                         ------
         Three months or less                                                        $   19,876,000
         Over three months and through six months                                        17,173,000
         Over six months and through twelve months                                       22,951,000
         Over twelve months                                                               4,888,000
                                                                                     --------------
                                                                                     $   64,888,000

VI.      RETURN ON EQUITY AND ASSETS

         The ratio of net income to average shareholders' equity and average total assets and certain other ratios are as follows:

                                                        1998                    1997                  1996
                                                        ----                    ----                  ----
        Average total assets                       $   493,956,624        $   452,011,352        $   416,742,825
                                                   ===============        ===============        ===============
        Average shareholders' equity (1)           $    40,430,948        $    42,150,629        $    40,748,698
                                                   ===============        ===============        ===============
        Net income                                 $     4,277,877        $     5,515,797        $     4,849,214
                                                   ===============        ===============        ===============
        Cash dividends declared                    $     1,660,963        $     1,648,730        $     1,308,975
                                                   ===============        ===============        ===============
        Return on average total assets                    .87%                  1.22%                  1.16%
                                                          ===                   ====                   ====
        Return on average share-
          holders' equity                               10.58%                 13.09%                 11.90%
                                                        =====                  =====                  =====
        Dividend payout percentage  (2)                 38.83%                 29.89%                 26.99%
                                                        =====                  =====                  =====
        Average shareholders' equity
          to average total assets                        8.19%                  9.33%                  9.78%
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

Item 2.    Properties.
----------------------

         The following is a listing and brief description of the properties owned or leased by State Bank and used in its business:

        1. Its main office is a two-story brick building located at 401 Clinton Street, Defiance, Ohio, which was built in 1971. Including a basement addition built in 1991, it contains 33,400 square feet of floor space. Approximately 2,186 square feet on the second floor and 2,910 on the lower level presently are leased to RDSI, 6,408 square feet on the second floor are leased to RFS and 3,565 square feet on the lower level are leased to the Corporation.

        2. A drive through branch office located in downtown Defiance, Ohio containing 3,200 square feet of floor space was built in 1961. Most of the space is in the basement which is used for storage. It contains a three-bay drive-thru, two inside teller locations, an ATM and a night deposit unit.

        3. A full service branch office located on Main Street in Ney, Ohio containing 1,536 square feet of floor space was opened in 1968.

        4. A full service branch office located at 1796 North Clinton Street, Defiance, Ohio containing 2,120 square feet of floor space was opened in 1968. It is a free standing structure located in front of a shopping center.

        5. A full service branch office located at 1856 East Second Street, Defiance, Ohio containing 2,160 square feet of floor space was opened in 1972 and recently remodeled in 1998. It is a free standing structure located in front of a shopping center.

        6. A full service branch office located at 220 North Main Street, Paulding, Ohio containing 6,200 square feet of floor space was opened in 1980.

        7. A full service branch office located at 312 Main Street, Delta, Ohio containing 3,470 square feet of floor space was acquired from Society Bank & Trust ("Society") in 1992.

        8. A full service branch office located at 133 E. Morenci Street, Lyons, Ohio containing 2,578 square feet of floor space was acquired from Society in 1992.

        9. A full service branch office located at 515 Parkview, Wauseon, Ohio containing 3,850 square feet of floor space was acquired from Society in 1992. This office was remodeled in 1998.

        10. A full service branch located in the Chief Market Square supermarket at 705 Deatrick Street, Defiance, Ohio and containing 425 square feet was opened in 1993. State Bank leases the space in which this branch is located pursuant to a 15-year lease.

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

        RMC leases 5,400 square foot office space located at Estancia Boulevard, Suite 201, Clearwater, Florida. This office was first leased on January 22, 1997.

Item 3.    Legal Proceedings.
-----------------------------

           There are no pending legal proceedings to which the Corporation or any of its subsidiaries is a party or to which any of their property is subject, except routine legal proceedings to which the Corporation or any of its subsidiaries is a party incidental to its banking business. None of such proceedings are considered by the Corporation to be material.

Item 4.    Submission of Matters to a Vote of Security Holders.
---------------------------------------------------------------

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

                                      Position(s) Held with the Corporation and
       Name               Age         its Subsidiaries and Principal Occupation(s)
       ----               ---         --------------------------------------------
Steven D. VanDemark       46            Chairman of the Board of Directors of
                                        the Corporation; Chairman of the Board
                                        of Directors of State Bank; Director of
                                        RDSI; Director of RMC; General Manager
                                        of Defiance Publishing Company,
                                        Defiance, Ohio, a newspaper publisher.

Thomas C. Williams        50            President and Chief Executive Officer of
                                        the Corporation since June 1995;
                                        Director of the Corporation, State Bank,
                                        Peoples Bank, Rurban Life, RFS, RMC and
                                        RDSI. President and Chief Executive
                                        Officer of State Bank, June 1995 to
                                        August 1996; President of FirstMerit
                                        Bank, FSB, Clearwater, Florida, from
                                        1994 to June 1995; Senior Vice President
                                        and Managing Officer of the Northern
                                        Region of The First National Bank of
                                        Ohio, Cleveland, Ohio, from 1990 to
                                        1994.

Robert W. Constien        46            Executive Vice President of the
                                        Corporation since March 12, 1997; Vice
                                        President of the Corporation from 1994
                                        to March, 1997; Chief Executive Officer
                                        and a Director of RFS since March 1997;
                                        Director of State Bank; Executive Vice
                                        President of State Bank from 1994 to
                                        1997, Senior Vice President of State
                                        Bank from 1991 to 1993 and Vice
                                        President of State Bank from 1987 to
                                        1991.

Richard C. Warrener       54            Executive Vice President of the
                                        Corporation since December 1997; Chief
                                        Financial Officer of the Corporation
                                        since December 31, 1996; Senior Vice
                                        President of the Corporation from
                                        December 31, 1996 to December 1997;
                                        Senior Vice President and Chief
                                        Financial Officer of FirstMerit Bank,
                                        N.A. from March 1994 to December 1996;
                                        Senior Vice President and Chief
                                        Financial Officer of Life Savings Bank
                                        from January 1991 to March 1994;
                                        Division Vice President and Chief
                                        Financial Officer of Florida Federal
                                        Savings Bank from 1988 to November 1990.


                                      Position(s) Held with the Corporation and
       Name               Age         its Subsidiaries and Principal Occupation(s)
       ----               ---         --------------------------------------------

Mark E. Rowland           47            Senior Vice President and Senior Lender
                                        of the Corporation since December 1997;
                                        Executive Vice President of State Bank
                                        since June 1997; Senior Vice President
                                        of State Bank since January 1997;
                                        Executive Vice President of Bancapital
                                        Corporation, a financial services
                                        company involved primarily in mortgage
                                        lending, from January 1991 to June 1996.

Mark A. Soukup            42            President and Chief Executive Officer of
(1)                                     State Bank since August 1996; Senior
                                        Vice President-Retail Banking of State
                                        Bank from November 1995 to August 1996;
                                        Branch Administrator FirstMerit - First
                                        National Bank of Ohio from 1992 to
                                        September 1995.

Kenneth A. Joyce          51            Chairman and Chief Executive Officer of
(1)                                     RDSI since October 1997; Chairman and
                                        Chief Executive Officer of RMC since
                                        November 1997; Executive Vice President
                                        of State Bank from June 1997 to November
                                        1997; President of FirstMerit Bank, FSB,
                                        Clearwater Florida from July 1995 to
                                        December 1996.

(1) For purposes of this Form 10-K, even though Mr. Soukup and Mr. Joyce are not employed as officers of the Corporation and their salaries are not paid by the Corporation, they are included in the list of Executive Officers of the Corporation because they perform policy making functions for the Corporation.


                                     PART II
                                     -------

Item 5.  Market for Registrant's Common Equity and Related Shareholder Matters.
-------  ----------------------------------------------------------------------

         The common shares of the Corporation are traded on the OTC Bulletin Board, Symbol "RBNF". The table below sets forth the high and low bid quotations for, and the cash dividends declared with respect to, the common shares of the Corporation, for the indicated periods. The Corporation is aware of three securities dealers who make a market in its common shares. The bid quotations reflect the prices at which purchases and sales of the Corporation's common shares could be made during each period and not inter-dealer prices. The bid quotations reflect retail mark-ups, but not commissions or retail mark-downs. The bid quotations represent actual transactions in the Corporation's common shares. The per share amounts have been restated for the two-for-one stock split declared in 1998.

                                                                     Per Share                  Per Share
                                                                    Bid Prices                  Dividends
            1997                                                High           Low              Declared
            ----                                                ----           ---              --------
First Quarter                                                  $ 16.50        $13.00             $  .09
Second Quarter                                                   16.00         15.00                .09
Third Quarter                                                    15.75         14.00                .09
Fourth Quarter                                                   15.69         13.75                .10

                                                                     Per Share                 Per Share
                                                                    Bid Prices                 Dividends
            1998                                                High           Low              Declared
            ----                                                ----           ---              --------
First Quarter                                                  $ 17.25        $15.31             $  .10
Second Quarter                                                   19.25         17.00                .10
Third Quarter                                                    20.50         16.50                .10
Fourth Quarter                                                   18.00         15.50                .10

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

           The approximate number of holders of outstanding common shares of the Corporation, based upon the number of record holders as of March 5, 1999, was 1,176.

Item 6. Selected Financial Data.
--------------------------------

SUMMARY OF SELECTED FINANCIAL DATA

                                                      (Dollars in thousands except per share data)

Year Ended December 31,                     1998            1997          1996            1995            1994
                                            ----            ----          ----            ----            ----
EARNINGS
      Total interest income            $     39,834    $     37,120    $   33,511    $     31,430    $     23,474
      Total interest expense                 18,743          16,689        14,657          14,238           9,612
      Net interest income                    21,091          20,431        18,854          17,192          13,862
      Provision for loan losses               1,080             948           961           1,452             701
      Total noninterest income                9,970           7,756         6,194           5,753           5,312
      Total noninterest expense              23,630          19,253        16,876          15,271          12,664
      Income tax expense                      2,073           2,470         2,362           2,127           1,899
      Net income                              4,278           5,516         4,849           4,095           3,910

------------------------------------------------------------------------------------------------------------------

PER SHARE DATA (1)
      Basic earnings (2)               $       1.05    $       1.25    $     1.07     $      0.89    $       0.90
      Diluted earnings (2)                     1.05            1.24          1.07            0.89            0.90
      Cash dividends declared                  0.40            0.37         0.285           0.285           0.285

------------------------------------------------------------------------------------------------------------------

AVERAGE BALANCES
      Average shareholders'
        equity                         $     40,431    $     42,151    $   40,749    $     37,877    $     30,614
      Average total assets                  493,957         452,011       416,743         398,560         335,118

------------------------------------------------------------------------------------------------------------------

RATIOS
      Return on average
        shareholders' equity                  10.58%          13.09%        11.90%          10.81%          12.77%
      Return on average total
        assets                                  .87            1.22          1.16            1.03            1.17
      Cash dividend payout
        ratio (cash dividends
        divided by net income)                38.83           29.89         26.99           32.01           32.33
      Average shareholders'
        equity to average total
        assets                                 8.19            9.33          9.78            9.50            9.14

------------------------------------------------------------------------------------------------------------------

PERIOD END TOTALS
      Total assets                     $    537,155    $    471,371    $  433,273    $    411,226    $    393,547
      Total loans and leases                394,311         359,736       318,709         277,600         280,679
      Total deposits                        450,813         415,181       387,766         367,797         354,646
      Advances from FHLB                     28,890           7,530             -               -               -
      Shareholders' equity                   41,903          39,094        41,489          40,078          35,675
      Shareholders' equity
        per share (1)                         10.12            9.44          9.07            8.74            7.78
------------------------------------------------------------------------------------------------------------------



(1) Per share data restated for 5% stock dividend declared in 1996 and two-for-one stock split declared in 1998.

(2)      Restated to reflect adoption of SFAS No. 128 on December 31, 1997.

EARNINGS SUMMARY

CONSOLIDATED NET INCOME for Rurban Financial Corp. (the "Corporation") for 1998 was $4.3 million, down from $5.5 million in 1997 and $4.8 million in 1996. Basic earnings per share were $1.05 in 1998, a decrease of 16% from $1.25 in 1997. The 1997 basic earnings per share results represented a 17% increase from $1.07 in 1996. Cash dividends declared per share were $.40 in 1998 compared to $.37 in 1997 and $.285 in 1996, increases of 8% and 30% respectively. Per share data has been adjusted to reflect the 5% stock dividend declared in December 1996 and the two-for-one stock split declared in May 1998.


RESULTS OF OPERATIONS

1998 COMPARED WITH 1997
-----------------------

NET INTEREST INCOME for 1998 was $21.1 million, an increase of $.66 million (3.2%) over 1997. The increase was primarily due to a 9.8% increase in the average balance of total loans and loans held for sale. The average yield on loans declined to 9.22% compared to 9.39% for 1997. The decline in earning asset yield, the increase in the average rate on interest bearing liabilities from 4.61% in 1997 to 4.65% in 1998 and the funding cost of the November 1997 $6.7 million stock repurchase program combined to result in a decline in the net interest margin from 4.85% in 1997 to 4.55% in 1998.

AT DECEMBER 31, 1998, total loans and loans held for sale, net of deferred loan fees amounted to $412.5 million, an increase of 13.3% over the December 31, 1997 balance of $363.9 million. This increase was due to the Corporation's loan origination efforts.

COMMERCIAL, FINANCIAL AND AGRICULTURAL LOANS increased $31.5 million from $217.3 million at December 31, 1997 to $248.8 million at December 31, 1998. This increase occurred as the result of the Corporation's goal to increase small business loan relationships.

AT DECEMBER 31, 1998, approximately $18.5 million of real estate mortgage loans were held for sale in the secondary market. During 1998, approximately $112.4 million of real estate mortgage loans were originated for sale and approximately $98.3 million were sold in the secondary market. This represents an increase of $70.1 million (248%) in loans sold in 1998 as compared to 1997. Real estate mortgage loans originated for sale increased $81.6 million in 1998, as compared to 1997, primarily due to the loan origination efforts of Rurban Mortgage Company. Net gains on loan sales for 1998 totaled $1,934,000, an increase of $1,382,000 as compared to $552,000 in 1997. During 1998, most loans were sold on a servicing released basis. Loans originated for sale are primarily fixed rate mortgage loans. Management anticipates continued growth in the volume of loans originated for sale in 1999.

SECURITIES AVAILABLE FOR SALE TOTALED $82.1 million at December 31, 1998 which represented an increase of $10.4 million (14.5%) from total securities of $71.7 million at December 31, 1997. As of December 31, 1998, all securities of the Corporation were designated available for sale. Available for sale securities represent those securities which the Corporation may decide to sell if needed for liquidity, asset/liability management or other reasons. Such securities are reported at fair value with net unrealized appreciation (depreciation) included as a separate component of shareholders' equity, net of tax. This resulted in a net increase in shareholders' equity of $203,000 at December 31, 1998.

TOTAL DEPOSITS AT December 31, 1998 amounted to $450.8 million, an increase of $35.6 million (8.6%) over total deposits of $415.2 million at December 31, 1997. The increase in deposits is believed to have occurred as a result of increased deposit services and flexibility of products offered. Management believes that customers continue to place a value on federal insurance on deposit accounts and that, to the extent the Corporation continues to pay competitive rates on deposits and continues to provide flexibility of deposit products, the Corporation will be able to maintain and increase its deposit levels.

OTHER BORROWINGS at December 31, 1998 were $38.4 million compared to $12.5 million at December 31, 1997. These borrowings consisted of $28.9 million of FHLB Advances and $9.5 million of federal funds purchased as the Corporation continued to access alternative sources for funding its loan growth.

THE PROVISION FOR LOAN LOSSES charged to operations was based on the amount of net losses incurred and management's estimation of future losses based on an evaluation of loan portfolio risk and economic factors. The provision for loan losses was $1,080,000 in 1998 compared to $948,000 in 1997.

THE ALLOWANCE FOR LOAN LOSSES at December 31, 1998 was $5.4 million or 1.31% of total loans and loans held for sale, net of deferred loan fees, compared to $5.2 million or 1.44% at December 31, 1997.

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

SMALLER-BALANCE homogeneous loans are evaluated for impairment in total. Such loans include residential first mortgage loans secured by one-to-four family residences, residential construction loans, and automobile, home equity and second mortgage loans. Commercial loans and mortgage loans secured by other properties are evaluated individually for impairment. When analysis of borrower operating results and financial condition indicates that underlying cash flows of the borrower's business are not adequate to meet its debt service requirements, the loan is evaluated for impairment. Often this is associated with a delay or shortfall in payments of 30 days or more. Commercial loans are rated on a scale of 1 to 8, with 1-3 being satisfactory, 4 watch, 5 special mention, 6 substandard, 7 doubtful, and 8 as loss which are then charged off. Loans graded a 6 or worse are considered for impairment. Loans are generally moved to nonaccrual status when 90 days or more past due. Such loans are often considered impaired. Impaired loans, or portions thereof, are charged off when deemed uncollectible. This typically occurs when the loan is 120 days or more past due. At December 31, 1998, the Corporation classified three loan relationships as impaired, totaling $1.3 million. Management allocated $225,000 of the allowance for loan losses to impaired loans at December 31, 1998.

MANAGEMENT ALLOCATED approximately 50% of the allowance for loan losses to commercial, financial and agricultural loans; 19% to consumer loans; and 3% to residential first mortgage loans at December 31, 1998, leaving a balance of 28% unallocated. Nonperforming loans increased to $3.6 million at December 31, 1998 from $2.8 million at December 31, 1997. The increase in nonperforming loans relates primarily to an increase in accruing loans past due over 90 days at the end of 1998. The allowance is maintained by management at a level considered adequate to cover losses that are currently anticipated based on past loss experience, general economic conditions, information about specific borrower situations including their financial position and collateral values, and other factors and estimates which are subject to change over time. Management believes the allowance for loan losses balance at December 31, 1998 is adequate to absorb losses on these and other loans.

TOTAL NONINTEREST INCOME increased $2,214,000 to $10.0 million in 1998 from $7.8 million in 1997. Net gain on sales of loans increased $1,382,000 to $1,934,000 in 1998 as compared to $552,000 in 1997. Trust fee income increased $250,000 (10.7%) to $2,577,000 in 1998 from $2,327,000 in 1997 primarily due to an increase in trust assets managed from $294 million at December 31, 1997 to $326 million at December 31, 1998. Data processing fees increased $316,000 (11.4%) to $3,082,000 in 1998 compared to $2,766,000 in 1997. RDSI purchased a second mainframe computer and doubled its bank data processing capacity during the third quarter of 1998. The $316,000 increase would have been a $554,000 increase excluding the inflation of 1997's data processing fees for a $238,000 cash to accrual change made in 1997. The primary reasons for the $554,000 increase were increases in the number of customer accounts processed and in the level of sales of ancillary data processing products. The increase in number of accounts was a result of customer account growth at client banks and growth in the number of bank clients from 36 at the end of 1997 to 39 at year-end 1998.

TOTAL NONINTEREST EXPENSE increased $4.4 million (22.7%) to $23.6 million in 1998, from $19.3 million in 1997, primarily due to the following factors. Salaries and employee benefits increased $2.2 million (22.0%) to $12.4 million in 1998 compared to $10.2 million in 1997. This increase was due primarily to annual merit increases, and staffing increases in the Corporation's three non-interest income generating companies (RDSI, Reliance Financial Services and Rurban Mortgage Company) and in the Holding Company's administrative staff. Equipment rentals, depreciation and maintenance increased $505,000 primarily due to the purchase of a second mainframe computer and associated software licensing to double RDSI's data processing capacity. Other expenses increased $1,526,000 (25.1%) primarily due to inflation and additional expenses attributed to the growth in loan origination volume at Rurban Mortgage Company.

INCOME TAX EXPENSE for the year ended December 31, 1998 was $2.1 million, a decrease of $397,000 (16.1%) from 1997. This decrease was primarily attributable to a decrease in income before income tax expense.

BEGINNING MARCH 31, 1998, SFAS No. 130, Reporting Comprehensive Income, was adopted which requires the reporting of comprehensive income for 1998, with prior information restated to be comparable. Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes the net change in unrealized appreciation and depreciation on securities available for sale, net of tax, which is also recognized as a separate component of shareholders' equity. Total net change in unrealized appreciation (depreciation) on securities available for sale, net of reclassification adjustments and tax effects totaled $(15,918), $223,824 and $(454,461) for the years ended December 31, 1998, 1997 and 1996, respectively.

A NEW ACCOUNTING STANDARD, SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, became effective beginning December 31, 1998. Information related to the Corporation's material business segments (banking, mortgage banking, data processing and other) is reported in Note 17 to the consolidated financial statements.


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

COMMERCIAL, FINANCIAL AND AGRICULTURAL LOANS increased $31.5 million from $185.8 million at December 31, 1996 to $217.3 million at December 31, 1997. This increase occurred as the result of the hiring of additional commercial lending staff and the Corporation's goal to increase commercial loan relationships.

AT DECEMBER 31, 1997, approximately $4.4 million of real estate mortgage loans were held for sale in the secondary market. During 1997, approximately $30.8 million of real estate mortgage loans were originated for sale and approximately $28.3 million were sold in the secondary market. This represents an increase of $6.8 million (32%) in loans sold in 1997 as compared to 1996. Real estate mortgage loans originated for sale increased $10.4 million in 1997, as compared to 1996, primarily due to the loan origination efforts of the Rurban Mortgage Division of State Bank and Rurban Mortgage Company. Net gains on loan sales for 1997 totaled $552,000, an increase of $762,000 as compared to net losses on loan sales of $210,000 in 1996. During 1997, most loans were sold on a servicing released basis. Loans originated for sale were primarily fixed rate mortgage loans.

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

OTHER BORROWINGS at December 31, 1997 were $12.5 million and $0 at December 31, 1996. These borrowings consisted of $7.5 million of FHLB Advances and $4.9 million of federal funds purchased as the Corporation began to access alternative sources for funding its loan growth.

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

TOTAL NONINTEREST EXPENSE increased $2.4 million (14.1%) to $19.3 million in 1997, from $16.9 million in 1996, primarily due to the following factors. Salaries and employee benefits increased $1.9 million (22.4%) to $10.2 million in 1997 compared to $8.3 million in 1996. This increase was due primarily to three factors; 1) annual merit increases, 2) staffing increases, 3) the extension of performance related bonuses and incentive compensation throughout the organization, and 4) individual employee equity and market salary adjustments to maintain competitive salaries and retain qualified employees. Equipment rentals, depreciation and maintenance declined $150,000 primarily due to a reduction in the dollar amount for classifying equipment purchases as fixed assets rather than recording them as direct expense in accordance with the Corporation's new fixed asset capitalization policy. The minimum amount to be capitalized was reduced from $5,000 to $1,000. Other expenses increased $649,000 (11.9%) primarily due to inflation and additional expenses attributed to loan and deposit growth.

INCOME TAX EXPENSE for the year ended December 31, 1997 was $2.5 million, an increase of $108,000 (4.6%) from 1996. This increase was primarily attributable to an increase in income before income tax expense.

LIQUIDITY

LIQUIDITY RELATES PRIMARILY to the Corporation's ability to fund loan demand, meet deposit customers' withdrawal requirements and provide for operating expenses. Assets used to satisfy these needs consist of cash and due from banks, federal funds sold, securities available-for sale and loans held for sale. These assets are commonly referred to as liquid assets. Liquid assets were $126 million at December 31, 1998 compared to $98 million at December 31, 1997 and $103 million at December 31, 1996. Liquidity levels increased $28 million from 1997 to 1998 primarily due to the increase in advances from the Federal Home Loan Bank. Management recognizes that securities may need to be sold in the future to help fund loan demand and, accordingly, as of December 31, 1998, the entire securities portfolio of $82.1 million was classified as available for sale.

THE CORPORATION'S RESIDENTIAL FIRST MORTGAGE PORTFOLIO of $72.2 million which can and has been readily used to collateralize borrowings is an additional source of liquidity. Management believes its current liquidity level is sufficient to meet anticipated future growth as well as potential demands related to the Year 2000 date change.

THE CASH FLOW statements for the periods presented provide an indication of the Corporation's sources and uses of cash as well as an indication of the ability of the Corporation to maintain an adequate level of liquidity. A discussion of the cash flow statements for 1998, 1997 and 1996 follows.

THE CORPORATION experienced a net decrease in cash from operating activities in 1998 and net increases in 1997 and 1996. Net cash from operating activities was $(6.6) million, $4.1 million and $8.6 million for the years ended December 31, 1998, 1997 and 1996, respectively. The decrease in net cash from operating activities of $10.6 million for 1998 as compared to 1997 was primarily due to increases in loans held for sale of $14.1 million.

NET CASH FLOW FROM INVESTING ACTIVITIES was $(50.0 million), $(47.8 million) and $(20.0 million) for the years ended December 31, 1998, 1997 and 1996, respectively. The changes in net cash from investing activities include loan growth, as well as normal maturities and reinvestments of securities and premises and equipment expenditures. In 1998, 1997 and 1996, the Corporation received $24.8 million, $28.6 million and $19.4 million, respectively, from sales of securities available for sale, while proceeds from repayments and maturities of securities were $24.1 million, $8.8 million and $46.4 million in 1998, 1997 and 1996, respectively.

NET CASH FLOW FROM FINANCING ACTIVITIES was $59.9, $32.0 and $17.0 million for the years ended December 31, 1998, 1997 and 1996, respectively. The net cash increase was primarily attributable to growth in total deposits of $35.6, $27.4 and $20.0 million in 1998, 1997 and 1996, respectively. Other significant changes in 1998 and 1997 included $21.4 million and $7.5 million in net borrowings from the Federal Home Loan Bank. In 1997, $6.7 million was paid to repurchase common stock.


ASSET LIABILITY MANAGEMENT

ASSET LIABILITY MANAGEMENT involves developing and monitoring strategies to maintain sufficient liquidity, maximize net interest income and minimize the impact that significant fluctuations in market interest rates would have on earnings. The business of the Corporation and the composition of its balance sheet consists of investments in interest-earning assets (primarily loans, mortgage-backed securities, and securities available for sale) which are primarily funded by interest-bearing liabilities (deposits and borrowings). With the exception of loans which are originated and held for sale, all of the financial instruments of the Corporation are for other than trading purposes. All of the Corporation's transactions are denominated in U.S. dollars with no specific foreign exchange exposure. In addition, the Corporation has limited exposure to commodity prices related to agricultural loans. The impact of changes in foreign exchange rate and commodity prices on interest rates are assumed to be insignificant. The Corporation's financial instruments have varying levels of sensitivity to changes in market interest rates resulting in market risk. Interest rate risk is the Corporation's primary market risk exposure; to a lesser extent, liquidity risk also impacts market risk exposure.

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

FINANCIAL INSTITUTIONS derive their income primarily from the excess of interest collected over interest paid. The rates of interest an institution earns on its assets and owes on its liabilities generally are established contractually for a period of time. Since market interest rates change over time, an institution is exposed to lower profit margins (or losses) if it cannot adapt to interest rate changes. For example, assume that an institution's assets carry intermediate or long term fixed rates and that those assets are funded with short-term liabilities. If market interest rates rise by the time the short-term liabilities must be refinanced, the increase in the institution's interest expense on its liabilities may not be sufficiently offset if assets continue to earn at the long-term fixed rates. Accordingly, an institution's profits could decrease on existing assets because the institution will either have lower net interest income or possible, net interest expense. Similar risks exist when assets are subject to contractual interest rate ceilings, or rate sensitive assets are funded by longer-term, fixed-rate liabilities in a declining rate environment.

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

QUANTITATIVE MARKET RISK DISCLOSURE. The following table provides information about the Corporation's financial instruments used for purposes other than trading that are sensitive to changes in interest rates. For loans receivable, securities, and liabilities with contractual maturities, the table presents principal cash flows and related weighted-average interest rates by contractual maturities as well as the Corporation's historical experience of the impact of interest rate fluctuations on the prepayment of loans and mortgage backed securities. For core deposits (demand deposits, interest-bearing checking, savings, and money market deposits) that have no

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

contractual maturity, the table presents principal cash flows and, as applicable, related weighted-average interest rates based upon the Corporation's historical experience, management's judgement and statistical analysis concerning their most likely withdrawal behaviors. The current historical interest rates for core deposits have been assumed to apply for future periods in this table as the actual interest rates that will need to be paid to maintain these deposits are not currently known. Weighted average variable rates are based upon contractual rates existing at the reporting date.

                     Principal/Notional Amount Maturing In:
                             (Dollars in thousands)

                                   1999       2000       2001       2002       2003    Thereafter    Total
                                   ----       ----       ----       ----       ----    ----------    -----
 RATE-SENSITIVE ASSETS:
 Variable rate loans             $ 95,158    $ 7,355    $ 5,686    $ 5,745    $ 4,343    $ 3,076    $121,363
   Average interest rate             8.33%      8.26%      8.67%      8.69%      8.38%      8.28%       8.36%
 Adjustable rate loans           $ 25,966    $25,834    $24,453    $14,593    $12,180    $29,698    $132,724
     Average interest rate           8.27%      8.34%      8.29%      8.26%      8.42%      8.30%       8.31%
 Fixed rate loans                $ 67,942    $47,817    $25,689    $ 5,012    $11,009    $ 1,264    $158,733
 Average interest rate               8.56%      8.46%      8.45%      8.29%      8.20%      8.04%       8.47%
 Total loans                     $189,066    $81,006    $55,828    $25,350    $27,532    $34,038    $412,820
 Average interest rate               8.40%      8.40%      8.41%      8.36%      8.33%      8.29%       8.38%
 Fixed rate investment           $ 31,948    $15,880    $ 8,129    $10,148    $ 7,408    $ 7,477    $ 80,990
    securities
    Average interest rate            6.10%      6.17%      6.23%      6.12%      6.17%      5.06%       6.04%
 Variable rate investment sec.   $    144    $   144    $   144    $   168    $   192    $   361    $  1,153
   Average interest rate             6.63%      6.63%      6.63%      6.63%      6.63%      6.63%       6.63%
 Fed funds sold & other          $  8,849    $    20    $     0    $     0    $    30    $     0    $  8,899
    Average interest rate            4.86%      4.80%      0.00%      0.00%      5.87%      0.00%       4.87%
 Total rate sensitive assets     $230,007    $97,050    $64,101    $35,666    $35,162    $41,876    $503,862
    Average interest rate            7.95%      8.03%      8.13%      7.71%      7.86%      7.70%       7.94%
 RATE SENSITIVE LIABILITIES:
 Demand - non interest-bearing   $  1,325    $ 3,014    $ 4,278    $ 5,317    $ 7,003    $27,198    $ 48,135
 Demand - interest bearing       $  1,240    $ 3,088    $ 4,380    $ 5,448    $ 7,174    $28,861    $ 50,191
    Average interest rate            1.79%      1.79%      1.79%      1.79%      1.79%      1.79%       1.79%
 Money market accounts           $ 69,534    $ 2,725    $ 3,260    $ 3,865    $   405    $ 1,186    $ 80,975
Average interest rate                4.51%      3.49%      3.48%      3.53%      2.11%      2.11%       4.34%
Savings                          $ 11,764    $ 1,914    $ 1,771    $ 1,643    $ 1,522    $18,351    $ 36,965
Average interest rate                2.23%      2.23%      2.23%      2.23%      2.23%      2.34%       2.29%
 Certificates of deposit         $186,340    $35,872    $10,180    $   796    $ 1,305    $    54    $234,547
    Average interest rate            5.29%      5.54%      5.52%      6.04%      5.27%      5.23%       5.34%
 Fixed rate FHLB advances        $  3,855    $ 2,121    $ 2,139    $ 1,925    $ 1,850    $10,000    $ 21,890
    Average interest rate            5.56%      5.78%      5.80%      5.82%      5.80%      5.60%       5.67%
 Variable rate FHLB advances     $      0    $     0    $     0    $     0    $     0    $ 7,000    $  7,000
  Average interest rate              0.00%      0.00%      0.00%      0.00%      0.00%      5.08%       5.08%
Fed funds purchased              $  9,500    $     0    $     0    $     0    $     0    $     0    $  9,500

    Average interest rate            5.28%      0.00%      0.00%      0.00%      0.00%      0.00%       5.28%
 Total rate sensitive            $283,558    $48,734    $26,008    $18,994    $19,259    $92,650    $489,203
liabilities
Average interest rate                4.94%      4.72%      3.53%      2.27%      1.80%      2.04%       4.06%


                                                                Principal/Notional Amount Maturing In:
                                                                         (Dollars in Thousands)

         Comparison of 1998 to 1997:                 First    Years
            Total rate-sensitive assets:             Year     2 - 5                   Thereafter          Total
                                                     ----     -----                   ----------          -----
                  At December 31, 1997             $ 243,929  $ 155,677               $   43,417        $ 443,023
                  At December 31, 1998               230,007    231,979                   41,876          503,862
                                                   ---------  ---------               ----------        ---------
                  Increase (decrease)              $ (13,922) $  76,302               $   (1,541)       $  60,839
            Total rate-sensitive liabilities:
                  At December 31, 1997             $ 224,097  $  98,944               $  104,599        $ 427,640
                  At December 31, 1998               283,558    112,995                   92,650          489,203
                                                   ---------  ---------               ----------        ---------
                  Increase (decrease)              $  59,461  $  14,051               $  (11,949)       $  61,563

THE ABOVE TABLES reflect expected maturities, not expected repricing. The contractual maturities adjusted for anticipated prepayments as shown in the preceding table are only part of the Corporation's interest rate risk profile. Other important factors include the ratio of rate-sensitive assets to rate sensitive liabilities (which takes into consideration loan repricing frequency) and the general level and direction of market interest rates. For some rate sensitive liabilities, their repricing frequency is the same as their contractual maturity. For variable rate loans receivable, repricing frequency can be daily or monthly and for adjustable rate loans receivable, repricing can be as frequent as annually for loans whose contractual maturities range from one to thirty years.

While increasingly aggressive local market competition in lending rates has pushed loan rates lower; the relatively low level of market interest rates has restricted the Corporation's ability to reduce funding rates in concert with declines in lending rates. Therefore, net interest income as a percentage of average interest earning assets declined from 4.85% in 1997 to 4.55% in 1998.

THE CORPORATION MANAGES its interest rate risk by the employment of strategies to assure that desired levels of both interest-earning assets and interest-bearing liabilities mature or reprice with similar time frames. Such strategies include; 1) loans receivable which are renewed (and repriced) annually, 2) variable rate loans, 3) certificates of deposit with terms from one month to six years and 4) securities available for sale which mature at various times primarily from one through ten years 5) federal funds borrowings with terms of one day to 90 days, and 6) Federal Home Loan Bank borrowings with terms of one day to ten years.

CAPITAL RESOURCES

TOTAL SHAREHOLDERS' EQUITY, net of unearned ESOP shares was $41.9 million as of December 31, 1998, an increase of $2.8 million from $39.1 million as of December 31, 1997. The increase was primarily due to 1998 net income of $4.3 million, reduced by $1.6 million of cash dividends paid to shareholders.

TOTAL REGULATORY (RISK-BASED) CAPITAL was $46.1 million, net of $1.1 million of unearned ESOP shares) as of December 31, 1998, an increase of $3.9 million from total regulatory (risk-based) capital of $42.2 million as of December 31, 1997.

THE COMPONENTS OF total risk-based capital are Tier 1 capital and Tier 2 capital. Tier 1 capital is total shareholders' equity less intangible assets. Tier 2 capital is Tier 1 capital plus a portion of the allowance for loan losses. The allowance for loan losses is includable in Tier 2 capital up to a maximum of 1.25% of risk weighted assets. (See Note 15 to the consolidated financial statements.)

RESTRICTIONS EXIST REGARDING the ability of the subsidiary banks to transfer funds to the Corporation in the form of cash dividends, loans or advances. (See
Note 1 to consolidated financial statements.)


IMPACT OF THE YEAR 2000

THE YEAR 2000 ISSUE - The Year 2000 (Y2K) problem arose because many existing computer programs use only the last two digits to refer to a year. Therefore, these computer programs do not properly recognize a year that begins with "20" instead of "19" or may interpret 2000 as 1900. If not corrected, such computer applications could fail or make erroneous calculations. Systems which depend on dates to function properly include not only transaction processing systems such as those used in the banking industry, but also communication systems, electrical systems and security systems which are necessary to the daily operations of most businesses. If not timely corrected, Y2K problems could affect the local, national and global economics.

THE CORPORATION'S STATUS OF Y2K READINESS -The Y2K issue could potentially have severe implications for a bank or a bank data processing service provider due to the high volume of financial transactions processed by their computer systems. The Corporation is ready for the millennium change in regard to its primary computer hardware and software systems as those systems incorporate the century in the date field. Additionally, the source code for the application software systems used by the Corporation's bank data processing service subsidiary (RDSI) and its four financial institution subsidiaries is not subject to customization by its users. This software is used by approximately 4,000 U.S. banks and has been repeatedly tested and found to be Y2K ready. However, Y2K readiness goes beyond mainframe hardware and software readiness. In accordance with the guidelines of the Federal Financial Institutions Examination Council (FFIEC), the Corporation has utilized a five phase approach in planning and preparing for Y2K. The phases are:

1. AWARENESS - of the range of possible issues, the magnitude of the resources needed for successful preparation and a commitment at the executive level.

2. ASSESSMENT - of the magnitude and complexity of the full range of issues including customer and vendor interdependencies.

3. RENOVATION - of both mission critical and non-mission critical systems on a timely, prioritized basis.

4. VALIDATION - comprehensive testing of each component of the readiness plan.

5. IMPLEMENTATION - certification of systems as Year 2000 compliant or development and testing of contingency plans for non- compliant systems.

The Corporation has successfully completed the first three phases of its preparation. In regard to the Validation phase, the Corporation has tested its mission critical business applications for Y2K compliance and has found these systems to be Y2K ready, with minor exceptions. These exceptions are scheduled to be corrected by March 31, 1999. In regard to the IMPLEMENTATION phase, the Corporation has developed remediation contingency plans for items which are not Year 2000 compliant, business resumption contingency plans and a liquidity contingency plan. Planned activities during the last half of the calendar year include:

         -        Continued testing of systems

         - Continued contact with customers and vendors to assess their Y2K readiness and its potential impact on the Corporation

         -        Refinement and validation of contingency plans

         -        Employee training in execution of contingency plans

         - Executing a Y2K communication plan to educate and continually update employees, directors, shareholders, customers and community members and to calm fears which may develop due to sensationalized media coverage of the millennium change

Year 2000 readiness efforts have not adversely impacted other information technology projects as RDSI positions itself for a significant expansion of its bank data processing services. A second mainframe computer was purchased and installed during the third quarter of 1998, more than doubling RDSI's processing capacity. Management has focused extra effort to assure that RDSI's early preparation for the millennium change will put the Corporation in a position to take advantage of business opportunities which may arise during the last half of 1999.

COSTS TO ADDRESS THE CORPORATION'S Y2K ISSUES - The Corporation's efforts to address Y2K issues began in 1994 with the selection of the ITI software system to replace an internally developed software system. Planning accelerated in early 1997 with the adoption of the five phase approach to Y2K readiness. Out of pocket expenses for Y2K were less than $50,000 in 1997 and approximately $136,000 in 1998. During 1998, the Corporation's results of operations were materially adversely affected by the diversion of loan officers' time away from their loan origination efforts to assist the Y2K preparation effort. Management expects the costs of addressing the impact of the Year 2000 to have material impact on the Corporation's 1999 results of operations. The Corporation's 1999 budget for out of pocket costs related to Y2K is approximately $750,000. The major components of the 1999 budgeted expenses are:

         --       Five employees fully devoted to this effort

         --       Outside consulting services for:

            -- Independent Review of the comprehensiveness of each company's Y2K plan

            --       Assistance in preparation of contingency plans

            -- Independent review of the comprehensiveness of contingency plans

         -- Depreciation expense for new hardware and software to replace non- compliant hardware and systems

Management does not expect the costs of addressing Y2K issues to have a material impact on the results of operations in the Year 2000; however, there can be no assurance that the Corporation, its subsidiaries and its vendors will not experience Y2K problems in the Year 2000.

RISKS OF THE CORPORATION'S Y2K ISSUES - Management believes that the recent dedication of additional resources, in the form of administrative staff and outside consultants, will assure the timely completion of Year 2000 readiness efforts without the significant diversion of loan officers' time away from their loan origination efforts which occurred in 1998. Management is committed to spending the time, effort and expense which is required to be fully prepared for the millennium change and to fully document its Year 2000 readiness to regulatory authorities.

THE CORPORATION'S CONTINGENCY PLANS - While management believes that the millennium change will occur without a significant impact on the Corporation's ability to serve its customers; nevertheless, the following types of contingency plans are being prepared for training and testing:

         - Business resumption contingency plans to react to any hardware, system, vendor or other mission-critical function failure, including potential interruptions of communications, transportation or utilities services.

         - A liquidity contingency plan to proactively address customer concerns which may arise.

PLANNED PURCHASES OF PREMISES AND EQUIPMENT

MANAGEMENT PLANS TO PURCHASE additional premises and equipment to meet the current and future needs of the Corporation's customers. These purchases, including land, buildings and improvements and furniture and equipment (which includes computer software and license agreements), are currently expected to total at least $2 million over the next two years.

AS OF DECEMBER 31, 1998, management is not aware of any current recommendations by banking regulatory authorities which, if they were to be implemented, would have, or are reasonably likely to have, a material adverse effect on the Corporation's liquidity, capital resources or operations.

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

FORWARD-LOOKING STATEMENTS

WHEN USED IN THIS FILING and in future filings by the Corporation with the Securities and Exchange Commission, in the Corporation's press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phases, "anticipate," "would be," "will allow," "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimated," "project," or similar expressions are intended to identify, "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to risks and uncertainties, including but not limited to changes in economic conditions in the Corporation's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Corporation's market area, and competition, all or some of which could cause actual results to differ materially from historical earnings and those presently anticipated or projected.

THE CORPORATION WISHES TO CAUTION readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and advise readers that various factors, including regional and national economic conditions, substantial changes in levels of market interest rates, credit and other risks of lending and investing activities, the impact of the Year 2000 and competitive and regulatory factors, could affect the Corporation's financial performance and could cause the Corporation's actual results for future periods to differ materially form those anticipated or projected.

THE CORPORATION DOES NOT UNDERTAKE, and specifically disclaims any obligation, to update any forward looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk.
----------------------------------------------------------------------

           The disclosures required by this item appear in this Annual Report on Form 10-K under the caption "Asset Liability Management" contained in the Management's Discussion and Analysis section of this Annual Report on Form 10-K.

Item 8.    Financial Statements and Supplementary Data.
-------------------------------------------------------

           The Consolidated Balance Sheets of the Corporation and its subsidiaries as of December 31, 1998 and December 31, 1997, the related Consolidated Statements of Income, Changes in Shareholders' Equity and Cash Flows for each of the years in the three-year period ended December 31, 1998, the related Notes to Consolidated Financial Statements and the Report of Independent Auditors, appear on pages F-1 through

F-34 of this Annual Report on Form 10-K. The Corporation is not required to furnish the supplementary financial information specified by Item 302 of Regulation S-K.

Item 9. Changes in and Disagreements With Accountants on Accounting and
-----------------------------------------------------------------------
        Financial Disclosure.
        ---------------------

        None.



                                    PART III

Item 10.   Directors and Executive Officers of the Registrant.
--------------------------------------------------------------

           In accordance with General Instruction G(3), the information called for in this Item 10 is incorporated herein by reference to the Corporation's definitive Proxy Statement, filed with the Securities and Exchange Commission pursuant to Regulation 14A of the General Rules and Regulations under the Securities Exchange Act of 1934, relating to the Corporation's Annual Meeting of Shareholders to be held on April 26, 1999, under the captions "ELECTION OF DIRECTORS" and "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT." In addition, certain information concerning the executive officers of the Corporation called for in this Item 10 is set forth in the portion of Part I,
Item 4 of this Annual Report on Form 10-K entitled "Executive Officers of the Registrant" in accordance with General Instruction G(3).

           During March of 1999, director Eric C. Hench filed a late Form 4 reporting his purchase of 2,000 of the Corporation's Common Shares which were acquired during November of 1998. This was the only transaction not timely reported.

Item 11.   Executive Compensation.
----------------------------------

           In accordance with General Instruction G(3), the information called for in this Item 11 is incorporated herein by reference to the Corporation's definitive Proxy Statement, filed with the Securities and Exchange Commission pursuant to Regulation 14A of the General Rules and Regulations under the Securities Exchange Act of 1934, relating to the Corporation's Annual Meeting of Shareholders to be held on April 26, 1999, under the captions "COMPENSATION OF EXECUTIVE OFFICERS AND DIRECTORS" and "COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION." Neither the "REPORT ON EXECUTIVE COMPENSATION" nor the "PERFORMANCE GRAPH" included in the Corporation's definitive Proxy Statement relating to the Corporation's Annual Meeting of Shareholders to be held on April 26, 1999, shall be deemed to be incorporated herein by reference.

Item 12.   Security Ownership of Certain Beneficial Owners and Management.
--------------------------------------------------------------------------

           In accordance with General Instruction G(3), the information called for in this Item 12 is incorporated herein by reference to the Corporation's definitive Proxy Statement, filed with the Securities and Exchange Commission pursuant to Regulation 14A of the General Rules and Regulations under the Securities Exchange Act of 1934, relating to the Corporation's Annual Meeting of Shareholders to be held on April 26, 1999, under the caption "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT."

Item 13.   Certain Relationships and Related Transactions.
----------------------------------------------------------

           In accordance with General Instruction G(3), the information called for in this Item 13 is incorporated herein by reference to the Corporation's definitive Proxy Statement, filed with the Securities and Exchange Commission pursuant to Regulation 14A of the General Rules and Regulations under the

Securities Exchange Act of 1934, relating to the Corporation's Annual Meeting of Shareholders to be held on April 26, 1999, under the caption "TRANSACTIONS INVOLVING MANAGEMENT."



                                     PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
----------------------------------------------------------------------------

(a)  (1)   Financial Statements.
           ---------------------

           For a list of all financial statements included in this Annual Report on Form 10-K, see "Index to Financial Statements" at page 53.

(a)  (2)   Financial Statement Schedules.
           ------------------------------

           All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(a)  (3)   Exhibits.
           ---------

           Exhibits filed with this Annual Report on Form 10-K are attached hereto. For a list of such exhibits, see "Index to Exhibits" at page
           53. The following table provides certain information concerning executive compensation plans and arrangements required to be filed as exhibits to this Annual Report on Form 10-K.

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

Exhibit No.              Description                                        Location
-----------              -----------                                        --------


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

10(s)                    Executive Salary Continuation Agreement, dated     Incorporated herein by reference to the
                         October 11,  1995, between Rurban Financial        Corporation's Annual Reports on Form 10-K
                         Corp. and Thomas C. Williams; and Amended          for the fiscal years ended
                         Schedule A to Exhibit 10(s) identifying other      December 31, 1995 and December 31, 1997
                         identical Executive Salary Continuation            (File No. 0-13507) [Exhibit 10(s)].
                         Agreements between executive officers of Rurban
                         Financial Corp. and Rurban Financial Corp.
10(t)
                         Description of Split-Dollar Insurance Policies     Incorporated herein by reference to the
                         Maintained for Certain Executive Officers of       Corporation's Annual Report on Form 10-K
                         Rurban Financial Corp.                             for the fiscal year ended December 31, 1995
                                                                            (File No. 0-13507) [Exhibit 10(t)].

10(u)                    Rurban Financial Corp. Stock Option Plan           Incorporated herein by reference to the
                                                                            Corporation's Annual Report on Form 10-K
                                                                            for the fiscal year ended
                                                                            December 31, 1996 (File No. 0-13507)
                                                                            [Exhibit 10(u)].

Exhibit No.              Description                                        Location
-----------              -----------                                        --------

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

10(w)                    Form of Non-Qualified Stock Option Agreement       Incorporated herein by reference to the
                                                                            Corporation's Annual Report on Form 10-K
                                                                            for the fiscal year ended December 31,
                                                                            1997 (File No. 0-13507 [Exhibit 10(w)].

10(x)                    Form of Incentive Stock Option Agreement           Incorporated herein by reference to the
                                                                            Corporation's Annual Report on Form 10-K
                                                                            for the fiscal year ended December 31,
                                                                            1997 (File No. 0-13507 [Exhibit 10(x)].


(b)      Reports on Form 8-K.
         --------------------

         There were no Current Reports on Form 8-K filed during the fiscal quarter ended December 31, 1998.

(c)      Exhibits.
         ---------

         Exhibits filed with this Annual Report on Form 10-K are attached hereto. For a list of such exhibits, see "Index to Exhibits" at page 53.

(d)      Financial Statement Schedules.
         ------------------------------

         None.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             RURBAN FINANCIAL CORP.

                                  /s/ Richard C. Warrener
                                  -----------------------
Date:     March 29, 1999     By:  Richard C. Warrener, Executive Vice President
                                  and Chief Financial Officer

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


      Name                                          Date                           Capacity
      ----                                          ----                           --------
*Thomas C. Williams                                  *             President, Chief Executive Officer, Principal
                                                                   Executive Officer and Director

*Richard C. Burrows                                  *             Director

*John R. Compo                                       *             Director

*John Fahl                                           *             Director

*Robert A. Fawcett, Jr.                              *             Director

*Richard Z. Graham                                   *             Director

*Eric C. Hench                                       *             Director

*W.Scott Muir                                        *             Director

*Steven D. VanDemark                                 *             Director

*J. Michael Walz, D.D.S                              *             Director

*By:  Richard C. Warrener                            *             Executive Vice President and Chief Financial
        (Attorney-in-Fact)                                        Officer
Date:   March 29, 1999

                             RURBAN FINANCIAL CORP.

                           ANNUAL REPORT ON FORM 10-K
                     FOR FISCAL YEAR ENDED DECEMBER 31, 1997



                          INDEX TO FINANCIAL STATEMENTS
                          -----------------------------

                                                                                              Pages in
                                                                                              this Annual
                                                                                              Report on
Description                                                                                   Form 10-K
-----------                                                                                   ---------
Report of Independent Auditors............................................................       F-1

Consolidated Balance Sheets at December 31, 1998
  and 1997................................................................................    F-2 to F-3
Consolidated Statements of Income for the years
  ended December 31, 1998, 1997 and 1996..................................................       F-4
Consolidated Statements of Changes in Shareholders'
  Equity for the three years ended December 31, 1998......................................       F-5
Consolidated Statements of Cash Flows for the
  years ended December 31, 1998, 1997 and 1996............................................    F-6 to F-7

Notes to Consolidated Financial Statements................................................    F-8 to F-34

                         REPORT OF INDEPENDENT AUDITORS



Board of Directors and Shareholders
Rurban Financial Corp.
Defiance, Ohio


We have audited the accompanying consolidated balance sheets of Rurban Financial Corp. and Subsidiaries as of December 31, 1998 and 1997 and the related consolidated statements of income, changes in shareholders' equity and cash flows for the years ended December 31, 1998, 1997 and 1996. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rurban Financial Corp. and Subsidiaries as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years ended December 31, 1998, 1997 and 1996 in conformity with generally accepted accounting principles.




                                             /s/ Crowe, Chizek and Company LLP
                                             ---------------------------------
                                             Crowe, Chizek and Company LLP

South Bend, Indiana
February 5, 1999

                     RURBAN FINANCIAL CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1998 and 1997
--------------------------------------------------------------------------------

                                                                                   1998                 1997
                                                                                   ----                 ----
ASSETS
Cash and due from banks                                                      $      16,790,423    $      15,552,385
Federal funds sold                                                                   8,718,721            6,670,000
                                                                             -----------------    -----------------
     Total cash and cash equivalents                                                25,509,144           22,222,385
Interest-bearing deposits in other financial institutions                              180,000              529,777
Securities available for sale                                                       82,142,929           71,683,120
Loans held for sale, net of valuation allowance ($-0-)                              18,509,275            4,404,327
Loans
     Commercial, financial and agricultural                                        248,840,548          217,324,268
     Residential first mortgage                                                     72,225,323           75,212,817
     Consumer                                                                       73,244,850           67,198,876
                                                                             -----------------    -----------------
         Total loans                                                               394,310,721          359,735,961
     Deferred loan fees, net                                                          (341,168)            (288,651)
     Allowance for loan losses                                                      (5,408,854)          (5,239,601)
                                                                             -----------------    -----------------
         Net loans                                                                 388,560,699          354,207,709
Accrued interest receivable                                                          3,196,546            3,533,532
Premises and equipment, net                                                         11,400,045            8,583,961
Other assets                                                                         7,656,141            6,206,279
                                                                             -----------------    -----------------
         Total assets                                                        $     537,154,779    $     471,371,090
                                                                             =================    =================


--------------------------------------------------------------------------------
                                   (Continued)

                     RURBAN FINANCIAL CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1998 and 1997
--------------------------------------------------------------------------------

                                                                                   1998                 1997
                                                                                   ----                 ----
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
     Deposits
         Noninterest-bearing                                                 $      48,135,487    $      46,149,132
         Interest-bearing                                                          402,677,736          369,032,154
                                                                             -----------------    -----------------
              Total deposits                                                       450,813,223          415,181,286
     Federal funds purchased                                                         9,500,000            4,929,000
     Advances from Federal Home Loan Bank (FHLB)                                    28,890,290            7,529,867
     Accrued interest payable                                                        1,685,437            1,577,140
     Other liabilities                                                               4,362,879            3,059,869
                                                                             -----------------    -----------------
              Total liabilities                                                    495,251,829          432,277,162

Shareholders' Equity
     Common stock:  stated value $2.50 per share;
       shares authorized:  10,000,000;
       shares issued: 1998 - 4,575,702, 1997 - 2,287,851;
       shares outstanding:  1998 - 4,140,518, 1997 - 2,069,909                      11,439,255            5,719,628
     Additional paid-in capital                                                     11,518,727           17,239,088
     Retained earnings                                                              26,508,897           23,891,983
     Accumulated other comprehensive income, net of tax of
       $104,536 in 1998 and $106,988 in 1997                                           202,922              218,840
     Unearned ESOP shares (unearned shares: 1998 - 73,502,
       1997 - 43,111)                                                               (1,100,905)          (1,299,000)
     Treasury stock;  shares at cost:  1998 - 435,184,
       1997 - 217,942                                                               (6,665,946)          (6,676,611)
                                                                             -----------------    -----------------
              Total shareholders' equity                                            41,902,950           39,093,928
                                                                             -----------------    -----------------
         Total liabilities and shareholders' equity                          $     537,154,779    $     471,371,090
                                                                             =================    =================



--------------------------------------------------------------------------------
              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     RURBAN FINANCIAL CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                  Years ended December 31, 1998, 1997 and 1996
--------------------------------------------------------------------------------

                                                                 1998                1997                1996
                                                                 ----                ----                ----
Interest income
     Loans, including fees                                  $    34,671,890     $    32,155,039    $     28,680,021
     Taxable securities                                           3,939,667           3,900,143           4,066,184
     Non-taxable securities                                         325,256             312,278             408,811
     Other interest income                                          896,714             753,081             355,950
                                                            ---------------     ---------------    ----------------
         Total interest income                                   39,833,527          37,120,541          33,510,966

Interest expense
     Deposits                                                    17,342,766          16,305,732          14,511,736
     Short-term borrowings                                           62,853             161,505             144,773
     Advances from Federal Home
       Loan Bank (FHLB)                                           1,337,080             221,918                   -
                                                            ---------------     ---------------    ----------------
         Total interest expense                                  18,742,699          16,689,155          14,656,509
                                                            ---------------     ---------------    ----------------

NET INTEREST INCOME                                              21,090,828          20,431,386          18,854,457
     Provision for loan losses                                    1,080,000             947,965             961,009
                                                            ---------------     ---------------    ----------------

NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES                                                20,010,828          19,483,421          17,893,448

Noninterest income
     Service charges on deposit accounts                          1,252,274           1,199,153           1,253,127
     Trust fees                                                   2,576,823           2,326,629           2,359,312
     Data processing fees                                         3,081,890           2,765,533           2,203,213
     Net gain on securities                                          72,468             193,892              33,884
     Net gain (loss) on sales of loans                            1,933,834             551,730            (210,000)
     Other income                                                 1,053,106             718,804             554,131
                                                            ---------------     ---------------    ----------------
         Total noninterest income                                 9,970,395           7,755,741           6,193,667

Noninterest expense
     Salaries and employee benefits                              12,434,334          10,189,420           8,327,349
     Net occupancy expense of premises                            1,093,772             992,486             977,165
     Equipment rentals, depreciation and
       maintenance                                                2,486,511           1,981,699           2,131,295
     Other expenses                                               7,615,394           6,089,291           5,439,951
                                                            ---------------     ---------------    ----------------
         Total noninterest expense                               23,630,011          19,252,896          16,875,760
                                                            ---------------     ---------------    ----------------

INCOME BEFORE INCOME TAX EXPENSE                                  6,351,212           7,986,266           7,211,355
     Income tax expense                                           2,073,335           2,470,469           2,362,141
                                                            ---------------     ---------------    ----------------

NET INCOME                                                  $     4,277,877     $     5,515,797    $      4,849,214
                                                            ===============     ===============    ================

Earnings per common share:
     Basic                                                  $          1.05     $          1.25    $           1.07
                                                            ===============     ===============    ================
     Diluted                                                $          1.05     $          1.24    $           1.07
                                                            ===============     ===============    ================




--------------------------------------------------------------------------------
              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     RURBAN FINANCIAL CORP. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                       Three years ended December 31, 1998
--------------------------------------------------------------------------------

                                                                                                       Accumulated
                                                                     Additional                           Other
                                                     Common            Paid-In          Retained      Comprehensive
                                                      Stock            Capital          Earnings   Income, Net of Tax
                                                      -----            -------          --------   ------------------
Balances at January 1, 1996                      $   5,460,945    $   14,388,172    $  19,779,897    $      449,477
Comprehensive Income:
   Net income for the year                                   -                 -        4,849,214
   Net change in unrealized appreciation
     (depreciation) on securities available
     for sale, net of reclassification adjustments
     and tax effects                                         -                 -                -          (454,461)

     Total Comprehensive Income
Cash dividends declared ($0.285 per share)                   -                 -       (1,308,975)                -
Declaration of a 5% stock dividend
  and issuance of 108,473 common shares                271,183         3,009,041       (3,280,224)                -
Cash dividend distributable for
  fractional shares related to 5% stock dividend             -                 -          (14,996)                -
Purchase and retirement of 5,000 common shares               -           (12,500)        (158,125)                -
Purchase of unearned ESOP Shares                             -                 -                -                 -
                                                 -------------    --------------    -------------    --------------
Balances at December 31, 1996                        5,719,628        17,239,088       20,024,916            (4,984)
Comprehensive Income:
   Net income for the year                                   -                 -        5,515,797                 -
   Net change in unrealized appreciation
     (depreciation) on securities available
    for sale, net of reclassification adjustments
     and tax effects                                         -                 -                -           223,824

     Total Comprehensive Income
Pay down of ESOP Loan                                        -                 -                -                 -
Cash dividends declared ($.37 per share)                     -                 -       (1,648,730)                -
Purchase of 217,942 treasury shares                          -                 -                -                 -
                                                 -------------    --------------    -------------    --------------
Balances at December 31, 1997                        5,719,628        17,239,088       23,891,983           218,840
Comprehensive Income:
   Net income for the year                                   -                 -        4,277,877                 -
   Net change in unrealized appreciation
     (depreciation) on securities available
    for sale, net of reclassification adjustments
    and tax effects                                          -                 -                -           (15,918)

       Total Comprehensive Income
Pay down of ESOP Loan                                        -                 -                -                 -
Declaration of a 2 for 1 stock split and issuance
  of 2,287,851 common shares                         5,719,627        (5,719,627)               -                 -
Cash dividends declared ($0.40 per share)                    -                 -       (1,660,963)                -
Issuance of 700 treasury shares due to exercise
  of stock options                                           -              (734)               -                 -
                                                 -------------    --------------    -------------    --------------
Balances at December 31, 1998                    $  11,439,255    $   11,518,727    $  26,508,897    $      202,922
                                                 =============    ==============    =============    ==============



                                                      Unearned
                                                        ESOP           Treasury
                                                       Shares            Stock             Total
                                                       ------            -----             -----
Balances at January 1, 1996                         $         -     $           -    $  40,078,491
Comprehensive Income:
   Net income for the year                                    -                 -        4,849,214
   Net change in unrealized appreciation
     (depreciation) on securities available
     for sale, net of reclassification adjustments
     and tax effects                                          -                 -         (454,461)
                                                                                     -------------
     Total Comprehensive Income                                                          4,394,753
Cash dividends declared ($0.285 per share)                    -                 -       (1,308,975)
Declaration of a 5% stock dividend
  and issuance of 108,473 common shares                       -                 -                -
Cash dividend distributable for
  fractional shares related to 5% stock dividend              -                 -          (14,996)
Purchase and retirement of 5,000 common shares                -                 -         (170,625)
Purchase of unearned ESOP Shares                     (1,490,000)                -       (1,490,000)
                                                 --------------     -------------    -------------
Balances at December 31, 1996                        (1,490,000)                -       41,488,648
Comprehensive Income:
   Net income for the year                                    -                 -        5,515,797
   Net change in unrealized appreciation
     (depreciation) on securities available
     for sale, net of reclassification adjustments
     and tax effects                                          -                 -          223,824
                                                                                     -------------
     Total Comprehensive Income                                                          5,739,621
Pay down of ESOP Loan                                   191,000                 -          191,000
Cash dividends declared ($.37 per share)                      -                 -       (1,648,730)
Purchase of 217,942 treasury shares                           -        (6,676,611)      (6,676,611)
                                                 --------------     -------------    -------------
Balances at December 31, 1997                        (1,299,000)       (6,676,611)      39,093,928
Comprehensive Income:
   Net income for the year                                    -                 -        4,277,877
   Net change in unrealized appreciation
     (depreciation) on securities available
    for sale, net of reclassification adjustments
    and tax effects                                           -                 -          (15,918)
                                                                                     -------------
       Total Comprehensive Income                                                        4,261,959
Pay down of ESOP Loan                                   198,095                 -          198,095
Declaration of a 2 for 1 stock split and issuance
  of 2,287,851 common shares                                  -                 -                -
Cash dividends declared ($0.40 per share)                     -                 -       (1,660,963)
Issuance of 700 treasury shares due to exercise
  of stock options                                            -            10,665            9,931
                                                 --------------     -------------    -------------
Balances at December 31, 1998                    $   (1,100,905)    $  (6,665,946)   $  41,902,950
                                                 ==============     =============    =============





--------------------------------------------------------------------------------
              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     RURBAN FINANCIAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Years ended December 31, 1998, 1997 and 1996

                                                                   1998                1997                1996
                                                                   ----                ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES
     Cash received from customers - fees
       and commissions                                      $     7,964,093     $     7,010,119    $      6,369,783
     Cash paid to suppliers and employees                       (22,013,138)        (18,388,747)        (15,877,040)
     Loans originated for sale                                 (112,427,356)        (30,797,914)        (20,385,626)
     Proceeds from sales of loans held for sale                 100,256,242          28,820,953          21,249,283
     Interest received                                           40,223,030          36,911,771          33,479,613
     Interest paid                                              (18,634,402)        (16,533,146)        (14,270,426)
     Income taxes paid                                           (1,955,000)         (2,968,950)         (1,966,477)
                                                            ---------------     ---------------    ----------------
         Net cash from operating activities                      (6,586,531)          4,054,086           8,599,110

CASH FLOWS FROM INVESTING ACTIVITIES
     Net change in interest-bearing deposits
       in other financial institutions                              349,777            (349,777)                  -
     Net change in loans                                        (35,910,252)        (42,353,197)        (41,986,168)
     Proceeds from sales of securities available
       for sale                                                  24,765,342          28,631,037          19,416,875
     Principal repayments, maturities, and
       calls of securities available for sale                    24,138,929           8,785,410          46,431,465
     Purchase of securities available for sale                  (59,309,982)        (41,936,407)        (42,809,056)
     Net purchases of premises and equipment                     (4,502,632)         (1,149,654)         (1,717,922)
     Recoveries on loan charge-offs                                 424,745             550,903             713,368
                                                            ---------------     ---------------    ----------------
         Net cash from investing activities                     (50,044,073)        (47,821,685)        (19,951,438)

CASH FLOWS FROM FINANCING ACTIVITIES
     Cash paid to purchase unearned ESOP
       shares                                                             -                   -          (1,490,000)
     Net change in deposits                                      35,631,937          27,415,213          19,969,535
     Net change in federal funds purchased                        4,571,000           4,929,000                   -
     Proceeds from advances from FHLB                            26,500,000           7,529,867                   -
     Repayments of advances from FHLB                            (5,139,577)                  -                   -
     Cash dividends paid                                         (1,655,928)         (1,234,748)         (1,308,975)
     Proceeds from exercise of stock options                          9,931                   -                   -
     Cash paid to repurchase common stock                                 -          (6,676,611)           (170,625)
                                                            ---------------     ---------------    ----------------
         Net cash from financing activities                      59,917,363          31,962,721          16,999,935
                                                            ---------------     ---------------    ----------------

Net change in cash and cash equivalents                           3,286,759         (11,804,878)          5,647,607

Cash and cash equivalents at beginning of year                   22,222,385          34,027,263          28,379,656
                                                            ---------------     ---------------    ----------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                    $    25,509,144     $    22,222,385    $     34,027,263
                                                            ===============     ===============    ================

--------------------------------------------------------------------------------
                                   (Continued)

                     RURBAN FINANCIAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Years ended December 31, 1998, 1997 and 1996
--------------------------------------------------------------------------------

                                                                 1998                1997                1996
                                                                 ----                ----                ----
RECONCILIATION OF NET INCOME TO
  NET CASH FROM OPERATING ACTIVITIES
     Net income                                             $     4,277,877     $     5,515,797    $      4,849,214
     Adjustments to reconcile net income
       to net cash from operating activities
         Depreciation                                             1,686,548           1,393,531           1,273,801
         Amortization of intangible assets                          385,000             180,000             285,000
         Provision for loan losses                                1,080,000             947,965             961,009
         Net gain on securities                                     (72,468)           (193,892)            (33,884)
         Loans originated for sale                             (112,427,356)        (30,797,914)        (20,385,626)
         Proceeds from sales of loans held for sale             100,256,242          28,820,953          21,249,283
         Net (gain) loss on sales of loans                       (1,933,834)           (551,730)            210,000
         Paydown of ESOP loan                                       198,095             191,000                   -
         Change in assets and liabilities
              Deferred loan fees, net                                52,517              25,860              27,395
              Accrued interest receivable                           336,986            (234,630)            (58,748)
              Other assets                                       (1,834,862)         (1,447,829)           (430,654)
              Accrued interest payable                              108,297             156,009             386,083
              Other liabilities                                   1,300,427              48,966             266,237
                                                            ---------------     ---------------    ----------------
                  Net cash from operating
                    activities                              $    (6,586,531)    $     4,054,086    $      8,599,110
                                                            ===============     ===============    ================


--------------------------------------------------------------------------------
              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     RURBAN FINANCIAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1998, 1997 and 1996

--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION: The accompanying consolidated financial statements include the accounts of Rurban Financial Corp. and its wholly-owned subsidiaries. Rurban Financial Corp. ("the Corporation") is a bank holding company, organized under Ohio law, that owns all the outstanding stock of The State Bank and Trust Company ("State Bank"), The Peoples Banking Company ("Peoples Bank"), The First National Bank of Ottawa ("First National Bank"), The Citizens Savings Bank Company ("Citizens Savings Bank"), Rurbanc Data Services, Inc. ("RDSI") and Rurban Life Insurance Company ("Rurban Life") (together referred to as "the Corporation"). State Bank owns all of the outstanding stock of Reliance Financial Services, N.A. ("RFS") and Rurban Mortgage Company ("RMC"). RMC was incorporated on November 5, 1997. On December 31, 1997, the operations of the Rurban Mortgage Division of State Bank were merged into RMC along with the acquired operations of S&L Financial Services, Inc. ("S&L"). The S&L acquisition was accounted for as a purchase; income from S&L was not material for the years ended December 31, 1997 and 1996. All significant intercompany balances and transactions are eliminated in consolidation.

NATURE OF BUSINESS AND INDUSTRY SEGMENTS: Internal financial information is primarily reported and aggregated in three lines of business: banking, mortgage banking, and data processing services. For further discussion, see Note 17. The Corporation's subsidiary banks grant credit and accept deposits from their customers in the normal course of business primarily in northern Ohio. RDSI provides data processing services to financial institutions located in Ohio, Michigan and Indiana. Rurban Life accepts reinsurance ceded in part by USLIFE from the credit life and disability insurance purchased by customers of the Corporation's subsidiary banks. RFS offers a diversified array of trust and financial services to customers nationwide. RMC services residential mortgage customers in West and Central Florida.

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

SECURITIES: Securities are classified as held to maturity and carried at amortized cost when management has the positive intent and ability to hold them to maturity. Securities are classified as available for sale when they might be sold before maturity. Securities available for sale are carried at fair value, with unrealized appreciation and depreciation, net of tax, reported separately in other comprehensive income and shareholders' equity. Securities are classified as trading when held for short term periods in anticipation of market gains, and are carried at fair value. Securities are written down to fair value when a decline in fair value is not temporary.


--------------------------------------------------------------------------------
                                   (Continued)

                     RURBAN FINANCIAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1998, 1997 and 1996

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



--------------------------------------------------------------------------------
                                   (Continued)

                     RURBAN FINANCIAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1998, 1997 and 1996
--------------------------------------------------------------------------------



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

SERVICING RIGHTS: Servicing rights are recognized as assets for purchased rights and for the allocated value of retained servicing rights on loans sold. Servicing rights are expensed in proportion to, and over the period of, estimated net servicing revenues. Impairment is evaluated based on the fair value of the rights, using groupings of the underlying loans as to interest rates and then, secondarily, as to geographic and prepayment characteristics. Any impairment of a grouping is reported as a valuation allowance. The impact on the Corporation's consolidated financial position and results of operations for the years ended December 31, 1998, 1997 and 1996 was not material.

Excess servicing receivable is reported when a loan sale results in servicing in excess of normal amounts, and is expensed over the life of the servicing on the interest method.

INTANGIBLE ASSETS: Goodwill arising from the acquisition of subsidiary banks and RMC is amortized over 5 to 25 years using the straight-line method. Core deposit intangibles are amortized on an accelerated basis over 10 years, the estimated life of the deposits acquired. Goodwill and identified intangibles are assessed for impairment based on estimated undiscounted cash flows, and written down if necessary. As of December 31, 1998, 1997 and 1996, unamortized goodwill totaled approximately $532,000, $834,000, and $669,000 and unamortized core deposit intangibles totaled approximately $188,000, $271,000, and $351,000.



--------------------------------------------------------------------------------
                                   (Continued)

                     RURBAN FINANCIAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1998, 1997 and 1996

--------------------------------------------------------------------------------


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

FORECLOSED REAL ESTATE: Real estate properties acquired through, or in lieu of, loan foreclosure are initially recorded at fair value at the date of acquisition establishing a new cost basis. Any reduction to fair value from the carrying value of the related loan at the time of acquisition is accounted for as a loan loss and charged against the allowance for loan losses. After acquisition, a valuation allowance is recorded through a charge to income for the amount of estimated selling costs. Valuations are periodically performed by management, and valuation allowances are adjusted through a charge to income for changes in fair value or estimated selling costs. Other real estate owned amounted to approximately $456,000 and $-0- at December 31, 1998 and 1997, respectively, and is included in other assets in the consolidated balance sheets.

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

STOCK OPTION PLAN: The Corporation sponsors a stock option plan for directors, officers and key employees. Expense for employee compensation under the stock option plan is based on Accounting Principles Board ("APB") Opinion 25 with expense reported only if options are granted below market price at grant date. Proforma disclosures of net income and earnings per common share are provided as if the fair value method of SFAS No. 123 were used to measure expense for stock-based compensation. For further discussion see Note 8.

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



--------------------------------------------------------------------------------
                                   (Continued)

                     RURBAN FINANCIAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1998, 1997 and 1996

--------------------------------------------------------------------------------


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

STOCK DIVIDENDS AND STOCK SPLITS: Dividends issued in stock are reported by transferring the market value of the stock issued from retained earnings to common stock and additional paid-in capital. Stock splits are recorded by adjusting common stock and additional paid in capital by the par value of the additional shares. On December 9, 1996, the Board of Directors declared a five percent stock dividend increasing shares outstanding by 108,473 shares. The stock dividend was payable to shareholders of record as of December 24, 1996. As of December 31, 1996, common stock includes $232,066 for the stock dividend distributable to shareholders which was paid on January 31, 1997. On May 27, 1998, the Board of Directors declared a two-for-one stock split, paid on June 30, 1998, increasing shares outstanding by 2,287,851 shares.

EARNINGS AND DIVIDENDS PER COMMON SHARE: Basic earnings per common share is net income divided by the weighted average number of common shares considered to be outstanding during the period. ESOP shares are considered outstanding for this calculation unless unearned. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options. Earnings and dividends per common share are restated for all stock splits and dividends.

COMPREHENSIVE INCOME: Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes the net change in unrealized appreciation and depreciation on securities available for sale, net of tax, which is also recognized as a separate component of shareholders' equity. The accounting standard that requires reporting comprehensive income first applies for 1998, with prior information restated to be comparable.

DIVIDEND RESTRICTION: Certain restrictions exist regarding the ability of the subsidiaries to transfer funds to Rurban Financial Corp. in the form of cash dividends, loans or advances. Approximately $3,800,000 of undistributed earnings of the subsidiaries, included in consolidated retained earnings, plus current 1999 net profits is available for distribution to Rurban Financial Corp. as dividends in 1999 without prior regulatory approval.

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

CONCENTRATIONS OF CREDIT RISK: The Corporation grants commercial, real estate and installment loans to customers mainly in northern Ohio. Commercial loans include loans collateralized by commercial real estate, business assets and agricultural loans collateralized by crops and farm equipment. Commercial, financial and agricultural loans make up approximately 63% of the loan portfolio and the loans are expected to be repaid from cash flow from operations of businesses. Residential first mortgage loans make up approximately 18% of the loan portfolio and are collateralized by first mortgages on residential real estate. Consumer loans make up approximately 19% of the loan portfolio and are primarily collateralized by consumer assets.





--------------------------------------------------------------------------------
                                   (Continued)

                     RURBAN FINANCIAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1998, 1997 and 1996

--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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


NOTE 2 - BASIC AND DILUTED EARNINGS PER COMMON SHARE

A reconciliation of the numerators and denominators of the computations of basic earnings per common share and diluted earnings per common share for the years ended December 31, 1998, 1997 and 1996 is presented below:

                                                                            Year Ended December 31,
                                                                            -----------------------
                                                                    1998              1997                1996
                                                                    ----              ----                ----
BASIC EARNINGS PER COMMON SHARE

     Net income                                               $    4,277,877     $    5,515,797    $      4,849,214
                                                              ==============     ==============    ================
     Weighted average common shares
       outstanding                                                 4,140,484          4,519,342           4,568,394

     Less:  Unallocated ESOP shares                                  (79,862)           (89,990)            (46,880)
                                                              --------------     --------------    ----------------
     Weighted average common shares
       outstanding for basic earnings
       per common share                                            4,060,622          4,429,352           4,521,514
                                                              ==============     ==============    ================
     Basic earnings per common share                          $         1.05     $         1.25    $           1.07
                                                              ==============     ==============    ================
DILUTED EARNINGS PER COMMON SHARE
     Net income                                               $    4,277,877     $    5,515,797    $      4,849,214
                                                              ==============     ==============    ================
     Weighted average common shares
       outstanding for basic earnings
       per common share                                            4,060,622          4,429,352           4,521,514

     Add:  Dilutive effects of assumed
       conversions and exercise of stock options                      30,410              2,382                   -
                                                              --------------     --------------    ----------------
     Weighted average common and dilutive
       potential common shares outstanding                         4,091,032          4,431,734           4,521,514
                                                              ==============     ==============    ================
     Diluted earnings per common share                        $         1.05     $         1.24    $           1.07
                                                              ==============     ==============    ================

--------------------------------------------------------------------------------
                                   (Continued)

                     RURBAN FINANCIAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1998, 1997 and 1996

--------------------------------------------------------------------------------


NOTE 2 - BASIC AND DILUTED EARNINGS PER COMMON SHARE (Continued)

Incentive stock options for 45,750 shares of common stock granted during 1998 were not considered in computing earnings per common share for 1998 because they were antidilutive. Common share numbers have been restated for all stock splits and dividends.


NOTE 3 - SECURITIES AVAILABLE FOR SALE

Year end securities available for sale were as follows.

                                                                     Gross            Gross
                                                 Amortized        Unrealized       Unrealized
1998                                               Cost              Gains           Losses           Fair Value
----                                               ----              -----           ------           ----------
     U.S. Treasury and U.S.
       Government agency
       securities                            $     20,011,303    $    104,387     $      (4,700)   $     20,110,990
     Obligations of states and
       political subdivisions                       9,092,811         163,383           (54,212)          9,201,982
     Mortgage-backed securities                    50,509,507         211,775          (113,175)         50,608,107
     Marketable equity securities                   2,221,850               -                 -           2,221,850
                                             ----------------    ------------     -------------    ----------------
                                             $     81,835,471    $    479,545     $    (172,087)   $     82,142,929
                                             ================    ============     =============    ================
1997
     U.S. Treasury and U.S.
       Government agency
       securities                            $     43,385,761    $     48,187     $     (35,515)   $     43,398,433
     Obligations of states and
       political subdivisions                       5,238,970         156,333              (238)          5,395,065
     Mortgage-backed securities                    21,002,411         199,211           (42,150)         21,159,472
     Marketable equity securities                   1,730,150               -                 -           1,730,150
                                             ----------------    ------------     -------------    ----------------
                                             $     71,357,292    $    403,731     $     (77,903)   $     71,683,120
                                             ================    ============     =============    ================


Contractual maturities of debt securities available for sale at December 31, 1998 were as follows. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

                                                                                       Available for Sale
                                                                                       ------------------
                                                                                Amortized
                                                                                   Cost             Fair Value
     Due in one year or less                                                 $     12,880,664    $    12,943,165
     Due after one year through five years                                          9,558,084          9,692,590
     Due after five years through ten years                                         2,423,599          2,485,930
     Due after ten years                                                            4,241,767          4,191,287
     Mortgage-backed securities                                                    50,509,507         50,608,107
                                                                             ----------------    ---------------

        Total debt securities available for sale                             $     79,613,621    $    79,921,079
                                                                             ================    ===============




--------------------------------------------------------------------------------
                                   (Continued)

                     RURBAN FINANCIAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1998, 1997 and 1996

--------------------------------------------------------------------------------




NOTE 3 - SECURITIES AVAILABLE FOR SALE (Continued)

Proceeds, gross gains and gross losses realized from sales of securities available for sale for the years ended December 31, 1998, 1997 and 1996 are as follows:

                                                              1998                 1997                 1996
                                                              ----                 ----                 ----
Proceeds from sales of debt securities
  available for sale                                     $   24,765,342     $     28,631,037       $   19,401,403
Proceeds from sales of marketable equity
  securities available for sale                                       -                    -               15,472
                                                         --------------     ----------------       --------------
      Total proceeds from sale of
         securities available for sale                   $   24,765,342     $     28,631,037       $   19,416,875
                                                         ==============     ================       ==============
Gross gains from sales of debt securities
  available for sale                                     $       73,245     $        252,834       $       48,248
Gross losses from sales of debt securities
  available for sale                                               (777)             (58,942)             (14,364)
                                                         --------------     ----------------       --------------
      Net gain on securities                             $       72,468     $        193,892       $       33,884
                                                         ==============     ================       ==============

At December 31, 1998 there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies and corporations, in an amount greater than 10% of shareholders' equity.

Securities with an amortized cost of approximately $58,444,000 and $52,563,000 as of December 31, 1998 and 1997, were pledged to secure public and trust deposits and FHLB advances.

--------------------------------------------------------------------------------
                                   (Continued)

                     RURBAN FINANCIAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1998, 1997 and 1996

--------------------------------------------------------------------------------

NOTE 4 - ALLOWANCE FOR LOAN LOSSES

The following is a summary of the activity in the allowance for loan losses account for the years ended December 31, 1998, 1997 and 1996:

                                                              1998                 1997                  1996
                                                              ----                 ----                  ----
Beginning balance                                        $    5,239,601       $    5,066,600       $    4,270,000
Provision for loan losses                                     1,080,000              947,965              961,009
Recoveries of previous charge-offs                              424,745              550,642              713,368
Losses charged to the allowance                              (1,335,492)          (1,325,606)            (877,777)
                                                         --------------       --------------       --------------
     Ending balance                                      $    5,408,854       $    5,239,601       $    5,066,600
                                                         ==============       ==============       ==============

At December 31, 1998 and 1997, loans past due more than 90 days and still accruing interest approximated $1,742,000 and $462,000.

Impaired loans were as follows.

                                                              1998                 1997                 1996
                                                              ----                 ----                 ----
Year end loans with no allowance for
  loan losses allocated                                 $       567,000      $             -       $           -
Year end loans with allowance for loan
  losses allocated                                              689,000            1,801,000           3,296,000
Amount of allowance allocated                                   225,000              725,000           1,237,000

Average of impaired loans during the
  year                                                        1,462,000            1,919,000           3,081,000
Interest income recognized during
  impairment                                                      8,000               36,000             115,000
Cash-basis interest income recognized                            11,000               36,000             112,000


NOTE 5 - PREMISES AND EQUIPMENT, NET

Premises and equipment, net at December 31, are summarized as follows:

                                                                               1998               1997
                                                                               ----               ----
        Land                                                               $    1,123,546     $    1,073,031
        Buildings and improvements                                              7,820,057          7,173,717
        Furniture and equipment                                                 8,659,988          8,423,337
                                                                           --------------     --------------
           Total cost                                                          17,603,591         16,670,085
        Accumulated depreciation and amortization                              (6,203,546)        (8,086,124)
                                                                           --------------     --------------
                                                                           $   11,400,045     $    8,583,961
                                                                           ==============     ==============

During 1998, the Corporation disposed of $3,569,000 in fully depreciated furniture and equipment.


--------------------------------------------------------------------------------
                                   (Continued)

                     RURBAN FINANCIAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1998, 1997 and 1996

--------------------------------------------------------------------------------

NOTE 6 - INTEREST-BEARING DEPOSITS

Included in interest-bearing deposits are certificates of deposit in denominations of $100,000 or more of approximately $64,888,000 and $57,278,000 as of December 31, 1998 and 1997, respectively.

At December 31, 1998, the scheduled maturities of certificates of deposit are as follows for the years ended December 31:

                           1999                                          $    186,339,662
                           2000                                                35,872,502
                           2001                                                10,179,824
                           2002                                                   796,083
                           2003                                                 1,304,907
                           Thereafter                                              53,623
                                                                         ----------------
                                                                         $    234,546,601
                                                                         ================


NOTE 7 - ADVANCES FROM FHLB

At December 31, 1998 and 1997, advances from the FHLB of Cincinnati with fixed interest rates ranging from 5.27% to 6.25% for 1998 and from 6.25% to 6.90% for 1997 mature in the year ending December 31 as follows:

                                                                                1998               1997
                                                                                ----               ----
                           1998                                           $            -      $    1,639,577
                           1999                                                3,854,987             254,987
                           2000                                                2,121,389             271,389
                           2001                                                2,138,845             288,845
                           2002                                                1,925,069              75,069
                           2003                                                1,850,000                   -
                           Thereafter                                         10,000,000                   -
                                                                          --------------      --------------
                                                                              21,890,290           2,529,867
                           Line of credit (LIBOR)                              7,000,000           5,000,000
                                                                          --------------      --------------
                                                                          $   28,890,290      $    7,529,867
                                                                          ==============      ==============

At December 31, 1998 and 1997, in addition to FHLB stock, the Corporation pledged mortgage loans with a minimum carrying value of approximately $43,366,000 and $11,324,000 to the FHLB to secure advances outstanding.


--------------------------------------------------------------------------------
                                   (Continued)

                     RURBAN FINANCIAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1998, 1997 and 1996

--------------------------------------------------------------------------------

NOTE 7 - ADVANCES FROM FHLB (Continued)

The Corporation has a line of credit with the Fifth Third Bank of Northwestern Ohio, N.A. in the amount of $10,000,000. At December 31, 1998 and 1997, the Corporation did not have any advances outstanding on this line of credit.


NOTE 8 - EMPLOYEE BENEFITS

EMPLOYEE STOCK OWNERSHIP PLAN: The Corporation has a noncontributory employee stock ownership plan (ESOP) covering substantially all employees of the Corporation and its subsidiaries. Voluntary contributions are made by the Corporation to the plan. Each eligible employee is vested based upon years of service, including prior years of service. Contributions to the ESOP were $576,000, $451,000, and $375,000 and related expense attributable to the plan included in salaries and employee benefits were approximately $221,000, $111,000, and $476,000 in 1998, 1997 and 1996, respectively.

Distributions to plan participants may be paid in cash or stock upon their termination of employment. For a certain time period following the distribution of shares, a participant may require the Corporation to repurchase the stock in the event that the stock is not readily tradable on an established market (referred to as the "put option"). As the Corporation's common stock is listed on the OTC Bulletin Board under the symbol "RBNF," the provisions of the put option currently have no effect.

During 1996, the ESOP borrowed $1,490,000 from the Corporation to purchase 93,758 shares of common stock at a weighted average cost of $15.89 per share. Collateral for the loan is the unearned shares of common stock purchased by the ESOP with the loan proceeds. The loan will be repaid principally from the Corporation's discretionary contributions to the ESOP. The interest rate for the loan is 7.75%. Shares purchased by the ESOP are held in suspense until allocated among ESOP participants as the loan is repaid. During 1998, 1997 and 1996, the ESOP allocated 12,720 shares, 7,536 shares, and 33,104 shares.

The ESOP shares as of December 31 were as follows:

                                                       1998         1997
                                                    ----------   ----------
Allocated shares                                    $  569,920   $  567,002
Unearned shares                                         73,502       86,222

Total ESOP shares                                      643,422      653,224
                                                    ==========   ==========

Fair value of unearned ESOP shares at December 31   $1,139,281   $1,336,441
                                                    ==========   ==========


--------------------------------------------------------------------------------
                                   (Continued)

                     RURBAN FINANCIAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1998, 1997 and 1996

--------------------------------------------------------------------------------

NOTE 8 - EMPLOYEE BENEFITS (Continued)

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

STOCK OPTION PLAN: On March 12, 1997, the Board of Directors of the Corporation adopted the Rurban Financial Corp. Stock Option Plan ("Option Plan"). The purpose of the Option Plan is to advance the interests of the Corporation and its shareholders by granting directors, officers, and key employees of the Corporation options to increase their propriety interest in the Corporation. 400,000 shares of the Corporation's authorized unissued common stock were reserved for issuance under the Option Plan. The option exercise price shall not be less than the fair market value (as defined in the Option Plan) of the common stock on the date the option is granted, and the option term cannot exceed 10 years.

On October 22, 1997, 179,000 options with a 10 year term were granted at an exercise price of $14.19 per share. On June 15, 1998, 45,750 options with a ten year term were granted at an exercise price of $18.50. At December 31, 1998 and 1997, 217,800 and 179,000 options were granted and outstanding and 175,250 and 221,000 options were available to be granted. Eligible directors, officers and key employees are able to exercise options awarded to them at a rate of 20% per year, October 22, 1998, being the first possible exercise date, accordingly no options were exercisable at December 31, 1997 or 1996.

The Corporation applied APB Opinion 25, Accounting For Stock Issued to Employees and related interpretations in accounting for its Option Plan. Accordingly, no compensation expense has been recognized for the Option Plan. SFAS No. 123, Accounting For Stock-Based Compensation requires disclosures for stock-based compensation awarded in fiscal years beginning after December 15, 1994 for entities that do not adopt its fair value accounting method for stock-based compensation. The weighted average grant-date fair value of stock options granted during 1998 and 1997 was $4.13 and $3.77 per share.

A summary of the activity in the plan is as follows.

                                                        1 9 9 8                             1 9 9 7
                                                        -------                             -------
                                                                  Weighted                             Weighted
                                                                  Average                               Average
                                                                 Exercise                              Exercise
                                              Shares               Price             Shares              Price
                                              ------               -----             ------              -----

         Outstanding at beginning
           of year                            179,000           $  14.19            $      -            $    -
         Granted                               45,750              18.50             179,000             14.19
         Exercised                               (700)                                 14.19                 -
     Forfeited                                 (6,250)             14.36                   -                 -
                                              -------                               --------
     Outstanding at end of year               217,800              15.09             179,000             14.19
                                              =======                               ========



--------------------------------------------------------------------------------
                                   (Continued)

                     RURBAN FINANCIAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1998, 1997 and 1996

--------------------------------------------------------------------------------

NOTE 8 - EMPLOYEE BENEFITS (Continued)

Options outstanding and exercisable at December 31, 1998 were as follows.

                                                     Outstanding                                 Exercisable
                                                     -----------                                 -----------
                                                             Weighted Average                             Weighted
                                                                 Remaining                                 Average
Exercise                                                        Contractual                                Exercise
Prices                                         Number         Life (in years)           Number               Price
                                               ------        ----------------           ------            ---------
$14.19                                           172,300            8.34                 29,100             $14.19
$18.50                                            45,500            9.46                      -                  -
                                                 -------                                 ------



Outstanding at year end                          217,800            8.57                 29,100              14.19
                                                 =======                                 ======

Had compensation cost for stock options been measured using FASB Statement No. 123, net income and earnings per share would have been the proforma amounts indicated below. The proforma effect may increase in the future if more options are granted.


                                                                                1998                 1997
                                                                                ----                 ----
Net income as reported                                                    $    4,277,877      $    5,515,797
Proforma net income                                                            4,127,825           5,489,543

Basic earnings per common share as reported                                         1.05                1.25
Proforma basic earnings per common share                                            1.02                1.24

Diluted earnings per common share as reported                                       1.05                1.24
Proforma diluted earnings per common share                                          1.01                1.24

The proforma effects are computed using option pricing models, using the following weighted-average assumptions as of grant date.

                                                                                     1998                1997
                                                                                     ----                ----
        Risk-free interest rate                                                      5.38%               6.50%
         Expected option life                                                          10                  10
        Expected stock price volatility                                              5.45%               5.45%
        Dividend yield                                                               2.16%               2.39%


--------------------------------------------------------------------------------
                                   (Continued)

                     RURBAN FINANCIAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1998, 1997 and 1996

--------------------------------------------------------------------------------


NOTE 8 - EMPLOYEE BENEFITS (Continued)

401(K) PROFIT SHARING PLAN: The Corporation has 401(k) profit sharing plans. The annual expense of the plans is based on 50% matching of voluntary employee contributions of up to 6% of individual compensation. Employee contributions are vested immediately and the Corporation's matching contributions are fully vested after six years. The plans cover substantially all employees of the Corporation. Contributions to the plans were $196,000, $145,000, and $120,000 and related expense attributable to the plans, included in salaries and employee benefits, were approximately $186,000, $117,000, and $140,000 in 1998, 1997 and 1996.

LIFE INSURANCE PLANS: Life insurance plans are provided for certain executive officers on a split-dollar basis and the Corporation is the owner of the split-dollar policies. The officers are entitled to a sum equal to two times either the employee's annual salary at death, if actively employed, or final annual salary, if retired, less $50,000. The Corporation is entitled to the remainder of the death proceeds less any loans on the policy and unpaid interest or cash withdrawals previously incurred by the Corporation. The employees have the right to designate a beneficiary(s) to receive their share of the proceeds payable upon death. The cash surrender value of these life insurance policies was approximately $627,000 and $604,000 at December 31, 1998 and 1997, and is included in other assets in the consolidated balance sheets.

SUPPLEMENTAL RETIREMENT PLAN: The Corporation established a supplemental retirement plan for selected officers. The Corporation has purchased insurance contracts on the lives of certain participants in the supplemental retirement plan and has named the Corporation as beneficiary. While no direct contract exists between the supplemental retirement plan and the life insurance contracts, it is management's current intent that the proceeds from the insurance contracts will be used to help offset earlier payments made under the supplemental retirement plan. The Corporation is recording an expense equal to the projected present value of the payments due at retirement based on the projected remaining years of service using the projected unit credit method. The obligations under the plans, net of payments already made, was approximately $700,000 and $532,000 at December 31, 1998 and 1997 and is included in other liabilities in the consolidated balance sheets. The expense attributable to the plans, included in salaries and employee benefits, was approximately $210,000, $127,000, and $126,000 in 1998, 1997 and 1996. The cash surrender value of the life insurance was approximately $1,675,000 and $1,597,000 at December 31, 1998 and 1997, and is included in other assets in the consolidated balance sheets.




--------------------------------------------------------------------------------
                                   (Continued)

                     RURBAN FINANCIAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1998, 1997 and 1996

--------------------------------------------------------------------------------


NOTE 9 - OTHER EXPENSES

The following is an analysis of other expenses for the years ended December 31, 1998, 1997 and 1996:

                                                             1998               1997              1996

     Amortization of intangible assets                  $       492,000    $      180,000     $      285,000
     Advertising expense                                        434,353           343,771            271,407
     Professional fees                                        1,327,552         1,193,329          1,012,029
     Insurance expense                                          166,376           141,929            123,893
     Data processing fees                                       334,392           412,736            426,771
     Printing, stationery and supplies                          754,446           686,701            689,489
     Telephone and communications                               638,901           395,877            261,165
     Postage and delivery expense                               547,934           362,249            337,544
     State, local and other taxes                               635,845           655,089            610,792
     Other operating expenses                                 2,283,595         1,717,610          1,421,861
                                                        ---------------    --------------     --------------
                                                        $     7,615,394    $    6,089,291     $    5,439,951
                                                        ===============    ==============     ==============


NOTE 10 - INCOME TAX EXPENSE

Income tax expense consists of the following for the years ended December 31, 1998, 1997 and 1996:

                                                             1998              1997               1996
                                                             ----              ----               ----
        Current expense                                 $     2,151,100    $    2,525,248     $    2,380,683
        Deferred benefit                                        (77,765)          (54,779)           (18,542)
                                                        ---------------    --------------     --------------
                                                        $     2,073,335    $    2,470,469     $    2,362,141
                                                        ===============    ==============     ==============

Tax expense on net gain on securities was $24,639, $65,923 and $11,521 in 1998, 1997 and 1996.

The difference between the financial statement income tax expense and amounts computed by applying the statutory federal income tax rate to income before income tax expense is as follows for the years ended December 31, 1998, 1997 and 1996:

                                                             1998                1997               1996
                                                             ----                ----               ----
     Statutory tax rate                                              34%               34%                34%
     Income taxes computed at the
       statutory federal income tax rate                $     2,159,412    $    2,715,330     $    2,451,861
     Add (subtract) tax effect of
         Tax-exempt income                                     (204,756)         (214,877)          (200,737)
         Non-deductible expenses and other                      118,679           (29,984)           111,017
                                                        ---------------    --------------     --------------
                                                        $     2,073,335    $    2,470,469     $    2,362,141
                                                        ===============    ==============     ==============



--------------------------------------------------------------------------------
                                   (Continued)

                     RURBAN FINANCIAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1998, 1997 and 1996

--------------------------------------------------------------------------------



NOTE 10 - INCOME TAX EXPENSE (Continued)

The components of the net deferred tax asset recorded in the consolidated balance sheets as of December 31, 1998 and 1997 are as follows:

                                                                               1998                 1997
                                                                               ----                 ----
     Deferred tax assets
         Provision for loan losses                                         $    1,309,376     $    1,290,453
         Mark to market adjustment                                                104,536            100,513
         Net deferred loan fees                                                    15,403             48,427
         Accrued compensation and benefits                                        245,062            180,070
         Other                                                                      6,085              7,337
                                                                           --------------     --------------
                                                                                1,680,462          1,626,800

     Deferred tax liabilities
         Net unrealized appreciation on
           securities available for sale                                         (104,536)          (106,988)
         Originated mortgage servicing rights                                    (126,411)           (88,433)
         Depreciation                                                             (67,718)          (105,404)
         Purchase accounting adjustments                                         (126,698)          (163,252)
         Other                                                                    (13,727)            (1,568)
                                                                           --------------     --------------
                                                                                 (439,090)          (465,645)
     Valuation allowance                                                                -                  -
                                                                           --------------     --------------
                                                                           $    1,241,372     $    1,161,155
                                                                           ==============     ==============


NOTE 11 - RELATED PARTY TRANSACTIONS

Certain directors, executive officers and principal shareholders of the Corporation, including associates of such persons, are loan customers. A summary of the related party loan activity, for loans aggregating $60,000 or more to any one related party, follows for the year ended December 31, 1998 and 1997:

                                                                               1998                 1997
                                                                               ----                 ----
     Balance, January 1                                                    $    1,330,000     $    7,891,000
         New loans                                                              1,839,000            309,000
         Repayments                                                              (539,000)           (87,000)
         Other changes                                                                  -         (6,783,000)
                                                                           --------------     --------------
     Balance, December 31                                                  $    2,630,000     $    1,330,000
                                                                           ==============     ==============

Other changes include adjustments for loans applicable to one reporting period that are excludable from the other reporting period.






--------------------------------------------------------------------------------
                                   (Continued)

                     RURBAN FINANCIAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1998, 1997 and 1996

--------------------------------------------------------------------------------

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

The Corporation has the following commitments for terms of up to two years outstanding at December 31:

                                                                               1998               1997
                                                                               ----               ----
     Loan commitments and unused lines of credit                         $   102,692,000     $    76,633,000
     Standby letters of credit                                                 2,168,000           1,481,000
                                                                         ---------------     ---------------
                                                                         $   104,860,000     $    78,114,000
                                                                         ===============     ===============

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

Under salary continuation agreements with certain executive officers, certain events leading to separation from the Corporation before the executive officer's normal retirement date could result in cash payments totaling approximately $1,985,000 for which only $397,000 has been accrued as a liability at December 31, 1998.

The Corporation was required to have approximately $4,730,000 and $4,027,000 of cash on hand or on deposit with the Federal Reserve Bank to meet regulatory reserve and clearing requirements at December 31, 1998 and 1997. These balances do not earn interest.



--------------------------------------------------------------------------------
                                   (Continued)

                     RURBAN FINANCIAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1998, 1997 and 1996

--------------------------------------------------------------------------------


NOTE 13 - PARENT COMPANY FINANCIAL STATEMENTS

Presented below are condensed financial statements for the parent company, Rurban Financial Corp.:

                            CONDENSED BALANCE SHEETS
                           December 31, 1998 and 1997

                                                                                    1998                1997
                                                                                    ----                ----
ASSETS
Cash and cash equivalents                                                       $       581,808    $        991,206
Investment in and advances to subsidiaries
     Banking subsidiaries                                                            36,100,152          34,448,145
     Non-banking subsidiaries                                                         4,062,640           3,567,264
                                                                                ---------------    ----------------
         Total investment in subsidiaries                                            40,162,792          38,015,409
Other assets                                                                          2,075,386             886,162
                                                                                ---------------    ----------------
         Total assets                                                           $    42,819,986    $     39,892,777
                                                                                ===============    ================
LIABILITIES
Cash dividends payable                                                          $       419,017    $        413,982
Other liabilities                                                                       498,019             384,867
                                                                                ---------------    ----------------
         Total liabilities                                                              917,036             798,849
SHAREHOLDERS' EQUITY                                                                 41,902,950          39,093,928
                                                                                ---------------    ----------------
         Total liabilities and shareholders' equity                             $    42,819,986    $     39,892,777
                                                                                ===============    ================





--------------------------------------------------------------------------------
                                   (Continued)

                     RURBAN FINANCIAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1998, 1997 and 1996

--------------------------------------------------------------------------------

NOTE 13 - PARENT COMPANY FINANCIAL STATEMENTS (Continued)


                         CONDENSED STATEMENTS OF INCOME
                  Years ended December 31, 1998, 1997 and 1996

                                                                    1998               1997              1996
                                                                    ----               ----              ----
INCOME
     Interest on securities-non-taxable                        $            -     $       21,477    $        21,070
     Dividends from subsidiaries
         Banking subsidiaries                                       3,900,000          9,705,299          2,325,000
         Non-banking subsidiaries                                           -                  -             50,000
                                                               --------------     --------------    ---------------
              Total                                                 3,900,000          9,705,299          2,375,000
     Noninterest income                                               386,384            225,133             17,869
                                                               --------------     --------------    ---------------
          Total income                                              4,286,384          9,951,909          2,413,939
Noninterest expense                                                 2,791,944          2,738,038          1,423,660
                                                               --------------     --------------    ---------------
INCOME BEFORE INCOME TAX BENEFIT AND EQUITY
  IN UNDISTRIBUTED NET INCOME OF SUBSIDIARIES                       1,494,440          7,213,871            990,279

Income tax benefit                                                    818,231            925,702            448,950
                                                               --------------     --------------    ---------------
INCOME BEFORE EQUITY IN UNDISTRIBUTED
  NET INCOME OF SUBSIDIARIES                                        2,312,671          8,139,573          1,439,229

Equity in undistributed (excess distributed)
  net income of subsidiaries
     Banking subsidiaries                                           1,469,830         (3,542,158)         2,999,521
     Non-banking subsidiaries                                         495,376            918,382            410,464
                                                               --------------     --------------    ---------------
         Total                                                      1,965,206         (2,623,776)         3,409,985
                                                               --------------     --------------    ---------------
NET INCOME                                                     $    4,277,877     $    5,515,797    $     4,849,214
                                                               ==============     ==============    ===============







--------------------------------------------------------------------------------
                                   (Continued)

                     RURBAN FINANCIAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1998, 1997 and 1996

--------------------------------------------------------------------------------






NOTE 13 - PARENT COMPANY FINANCIAL STATEMENTS (Continued)

                       CONDENSED STATEMENTS OF CASH FLOWS
                  Years ended December 31, 1998, 1997 and 1996


                                                                    1998              1997               1996
                                                                    ----              ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES
     Dividends received from subsidiaries
         Banking subsidiaries                                  $    3,900,000     $    9,705,299    $     2,325,000
         Non-banking subsidiaries                                           -                  -             50,000
                                                               --------------     --------------    ---------------
              Total                                                 3,900,000          9,705,299          2,375,000
     Cash paid to suppliers and employees                          (3,674,304)        (2,877,327)        (1,445,917)
     Income tax refunds                                             1,010,903            933,985            375,026
                                                               --------------     --------------    ---------------
         Net cash from operating activities                         1,236,599          7,761,957          1,304,109

CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from sales of securities
       available for sale                                                   -            516,371                  -
     Principal repayments and calls of
       securities available for sale                                        -            155,455                  -
     Purchase of securities available for sale                              -                  -           (200,517)
                                                               --------------     --------------    ---------------
         Net cash from investing activities                                 -            671,826           (200,517)

CASH FLOWS FROM FINANCING ACTIVITIES
     Cash dividends paid                                           (1,655,928)        (1,234,748)        (1,308,975)
     Proceeds from exercise of stock options                            9,931                  -                  -
     Cash paid to repurchase common stock                                   -         (6,676,611)          (170,625)
                                                               --------------     --------------    ---------------
         Net cash from financing activities                        (1,645,997)        (7,911,359)        (1,479,600)
                                                               --------------     --------------    ---------------

Net change in cash and cash equivalents                              (409,398)           522,424           (376,008)

Cash and cash equivalents at beginning
  of year                                                             991,206            468,782            844,790
                                                               --------------     --------------    ---------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                       $      581,808     $      991,206    $       468,782
                                                               ==============     ==============    ===============




--------------------------------------------------------------------------------
                                   (Continued)

                     RURBAN FINANCIAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1998, 1997 and 1996

--------------------------------------------------------------------------------


NOTE 13 - PARENT COMPANY FINANCIAL STATEMENTS (Continued)

                 CONDENSED STATEMENTS OF CASH FLOWS (CONTINUED)
                  Years ended December 31, 1998, 1997 and 1996

                                                                   1998              1997                1996
                                                                   ----              ----                ----
RECONCILIATION OF NET INCOME TO NET CASH
  FROM OPERATING ACTIVITIES
      Net income                                              $    4,277,877     $    5,515,797    $      4,849,214
      Adjustments to reconcile net income to
        net cash from operating activities
         Net gain on securities                                            -           (165,212)                  -
         Equity in (undistributed) excess
           distributed net income of subsidiaries
              Banking subsidiaries                                (1,469,830)         3,542,158          (2,999,521)
              Non-banking subsidiaries                              (495,376)          (918,382)           (410,464)
         Change in other assets                                   (1,189,224)           (58,882)              6,772
         Change in other liabilities                                 113,152           (153,522)           (141,892)
                                                              --------------     --------------    ----------------
              Net cash from operating activities              $    1,236,599     $    7,761,957    $      1,304,109
                                                              ==============     ==============    ================

NOTE 14 - FAIR VALUES OF FINANCIAL INSTRUMENTS

The following table shows the estimated fair values and the related carrying values of the Corporation's financial instruments at December 31, 1998 and 1997. Items which are not financial instruments are not included.

                                                      1998                                      1997
                                       ------------------------------------   -------------------------------------
                                           Carrying            Estimated          Carrying             Estimated
                                             Value            Fair Value            Value             Fair Value
                                       ----------------    ----------------   -----------------   -----------------

Financial assets
-----------------
Cash and cash equivalents              $     25,509,144    $     25,509,000   $      22,222,385   $      22,222,000
Interest-bearing deposits in
  other financial institutions                  180,000             180,000             529,777             530,000
Securities available for sale                82,142,929          82,143,000          71,683,120          71,683,000
Loans, net of allowance for loan
  losses (including loans held for sale)    407,069,974         408,802,000         358,612,036         358,833,000
Accrued interest receivable                   3,196,546           3,197,000           3,533,532           3,534,000
Cash surrender value of
  life insurance                              2,302,000           2,302,000           2,201,000           2,201,000

Financial liabilities
----------------------
Demand and savings deposits                (216,266,622)       (216,267,000)       (213,817,093)       (213,817,000)
Time deposits                              (234,546,601)       (235,645,000)       (201,364,193)       (202,358,000)
Federal funds purchased                      (9,500,000)         (9,500,000)         (4,929,000)         (4,929,000)
Advances from FHLB                          (28,890,290)        (29,796,000)         (7,529,867)         (7,530,000)
Accrued interest payable                     (1,685,437)         (1,685,000)         (1,577,140)         (1,577,000)




--------------------------------------------------------------------------------
                                   (Continued)

                     RURBAN FINANCIAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1998, 1997 and 1996

--------------------------------------------------------------------------------




NOTE 14 - FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)

For purposes of the above disclosures of estimated fair values, the following assumptions were used as of December 31, 1998 and 1997. The estimated fair value for cash and cash equivalents, accrued interest receivable, cash surrender value of life insurance and accrued interest payable are considered to approximate cost. The estimated fair value for interest-bearing deposits in other financial institutions and securities available for sale is based on quoted market values for the individual deposits or securities or for equivalent deposits or securities. The estimated fair value for loans is based on estimates of the difference in interest rates the Corporation would charge the borrowers for similar such loans with similar maturities made at December 31, 1998 and 1997, applied for an estimated time period until the loan is assumed to reprice or be paid. The estimated fair value for demand deposits, savings deposits, federal funds purchased and the variable rate line of credit from FHLB is based on their carrying value. The estimated fair value for time deposits and fixed rate advances from FHLB is based on estimates of the rate the Corporation would pay on such deposits or borrowings at December 31, 1998 and 1997, applied for the time period until maturity. The estimated fair value for other financial instruments and off-balance-sheet loan commitments approximate cost at December 31, 1998 and 1997 and are not considered significant to this presentation.

While these estimates of fair value are based on management's judgment of the most appropriate factors, there is no assurance that were the Corporation to have disposed of such items at December 31, 1998 and 1997, the estimated fair values would necessarily have been realized at that date, since market values may differ depending on various circumstances. The estimated fair values at December 31, 1998 and 1997 should not necessarily be considered to apply at subsequent dates.

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


--------------------------------------------------------------------------------
                                   (Continued)

                     RURBAN FINANCIAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1998, 1997 and 1996

--------------------------------------------------------------------------------



NOTE 15 - REGULATORY MATTERS (Continued)

The prompt corrective action regulations provide five classifications, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If less than well capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and plans for capital restoration are required. The minimum requirements are:

                                                             Capital to Risk-
                                                              Weighted Assets
                                                              ----------------           Tier 1 Capital
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

At year end, consolidated actual capital levels (in millions) and minimum required levels were:

                                                                                                Minimum Required
                                                                     Minimum Required        To Be Well Capitalized
                                                                        For Capital          Under Prompt Corrective
                                                Actual               Adequacy Purposes         Action Regulations
                                                ------               -----------------         ------------------
                                          Amount      Ratio          Amount      Ratio         Amount     Ratio
                                          ------      -----          ------      -----         ------     -----
1998
----
Total capital (to risk weighted assets)
   Consolidated                           $  46.1    11.3%           $ 32.7      8.0%          $ 40.9     10.0%
   State Bank                                25.7     9.7              21.1      8.0             26.4     10.0
Tier 1 capital (to risk weighted assets)
   Consolidated                              41.0    10.0              16.4      4.0             24.5      6.0
   State Bank                                22.4     8.5              10.6      4.0             15.8      6.0
Tier 1 capital (to averaged assets)
   Consolidated                              41.0     8.3              19.8      4.0             24.7      5.0
   State Bank                                22.4     7.3              12.4      4.0             15.5      5.0

1997
----
Total capital (to risk weighted assets)
   Consolidated                           $  42.2    11.6%           $ 29.1      8.0%          $ 36.4     10.0%
   State Bank                                24.2    10.3              18.7      8.0             23.4     10.0
Tier 1 capital (to risk weighted assets)
   Consolidated                              37.7    10.3              14.6      4.0             21.8      6.0
   State Bank                                21.3     9.1               9.3      4.0             14.0      6.0
Tier 1 capital (to averaged assets)
   Consolidated                              37.7     8.0              18.9      4.0             23.6      5.0
   State Bank                                21.3     7.2              11.8      4.0             14.7      5.0

The Corporation at year end 1998 and 1997 was categorized as well capitalized. State Bank at year end 1998 and 1997 was categorized as adequately and well capitalized, respectively. All other subsidiary banks are not considered significant for this presentation.



--------------------------------------------------------------------------------
                                   (Continued)

                     RURBAN FINANCIAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1998, 1997 and 1996

--------------------------------------------------------------------------------

NOTE 16 - OTHER COMPREHENSIVE INCOME

Other comprehensive income components and related taxes were as follows:

                                                                 1998               1997                 1996
                                                                 ----               ----                 ----

Net change in unrealized appreciation
  (depreciation) on securities available
  for sale

     Unrealized appreciation (depreciation)
       arising during the year                              $       54,098      $      527,271     $       (654,693)

     Reclassification adjustments for gains
       included in net income                                      (72,468)           (193,892)             (33,884)
                                                            --------------      --------------     ----------------
         Net change in unrealized appreciation
           (depreciation) on securities available
           for sale                                                (18,370)            333,379             (688,577)

Tax effects                                                          2,452            (109,555)             234,116
                                                            --------------      --------------     ----------------
     Total other comprehensive income (loss)                $      (15,918)     $      223,824     $       (454,461)
                                                            ==============      ==============     ================


NOTE 17 - SEGMENT INFORMATION

The reportable segments are determined by the products and services offered, primarily distinguished between banking, mortgage banking and data processing operations. Loans, investments, deposits, and financial services provide the revenues in the banking operation, including the accounts of State Bank, Peoples Bank, First National Bank and Citizens Savings Bank. Loan originations and net gains on sales of loans provide the revenues in the mortgage banking operation, including the accounts of RMC. Service fees provide the revenues in the data processing operation, including the accounts of RDSI. Other segments include the accounts of the holding company, Rurban Financial Corp., which provides management services to its subsidiaries and RFS, which provides trust and financial services to customer's nationwide and Rurban Life, which provides insurance products to customers of the Corporation's subsidiary banks.

The accounting policies used are the same as those described in the summary significant accounting policies. Segment performance is evaluated using net interest income, other revenue, operating expense, and net income. Goodwill is allocated. Income taxes and indirect expenses are allocated on revenue. Transactions among segments are made at fair value. Beginning in 1998 the holding company allocates certain expenses to other segments, except no expenses are allocated to mortgage banking or to Rurban Life. Information reported internally for performance assessment follows.


--------------------------------------------------------------------------------
                                   (Continued)

                     RURBAN FINANCIAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1998, 1997 and 1996

--------------------------------------------------------------------------------



NOTE 17 - SEGMENT INFORMATION (Continued)

1998
----

                                                               Mortgage             Data
                                              Banking           Banking          Processing            Other
                                              -------           -------          ----------            -----
INCOME STATEMENT INFORMATION:
Net interest income (expense)           $    20,512,574    $       506,359   $        (20,201)  $        92,096

Other revenue - external
  customers                                   1,855,780          1,719,589          3,553,998         2,841,028

Other revenue - other segments                    5,164                  -          1,314,752         2,407,715
                                        ---------------    ---------------   ----------------   ---------------
Net interest income
   and other revenue                         22,373,518          2,225,948          4,848,549         5,340,839

Noninterest expense                          14,425,520          3,059,817          4,237,517         5,634,788

Significant non-cash items:
     Depreciation and
       amortization                             688,156            320,037            929,038           134,317
     Provision for loan losses                1,080,000                  -                  -                 -

Income tax expense (benefit)                  2,240,587           (248,498)           208,177          (126,931)

Segment profit (loss)                         4,627,411           (585,371)           402,855          (167,018)

Balance sheet information:
--------------------------
Total assets                                532,744,285         19,771,508          4,747,584         5,081,398

Goodwill and intangibles                        660,000             60,000                  -                 -

Premises and equipment
  Expenditures, net                           1,287,941            225,505          2,639,115           350,071


                                            Total          Intersegment       Consolidated
                                          Segments          Elimination          Totals
                                          --------          -----------          ------
INCOME STATEMENT INFORMATION:
Net interest income (expense)          $    21,090,828   $              -   $    21,090,828

Other revenue - external
  customers                                  9,970,395                  -         9,970,395

Other revenue - other segments               3,727,631         (3,727,631)                -
                                       ---------------   ----------------   ---------------
Net interest income
   and other revenue                        34,788,854         (3,727,631)       31,061,223

Noninterest expense                         27,357,642         (3,727,631)       23,630,011

Significant non-cash items:
     Depreciation and
       amortization                          2,071,548                  -         2,071,548
     Provision for loan losses               1,080,000                  -         1,080,000

Income tax expense (benefit)                 2,073,335                  -         2,073,335

Segment profit (loss)                        4,277,877                  -         4,277,877

Balance sheet information:
--------------------------
Total assets                               562,344,775        (25,189,996)      537,154,779

Goodwill and intangibles                       720,000                  -           720,000

Premises and equipment
  Expenditures, net                          4,502,632                  -         4,502,632









--------------------------------------------------------------------------------
                                   (Continued)

                     RURBAN FINANCIAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1998, 1997 and 1996

--------------------------------------------------------------------------------


NOTE 17 - SEGMENT INFORMATION (Continued)

1997
----

                                                               Mortgage             Data
                                              Banking           Banking          Processing            Other
                                              -------           -------          ----------            -----
Income statement information:
-----------------------------
Net interest income (expense)           $    20,381,276    $        35,708   $        (22,116)  $        36,518

Other revenue - external
  customers                                   1,633,530            518,923          2,827,782         2,775,506

Other revenue - other segments                        -                  -          1,263,555         1,256,352
                                        ---------------    ---------------   ----------------   ---------------
Net interest income and
  other revenue                              22,014,806            554,631          4,069,221         4,068,376

Noninterest expense                          12,993,227            711,769          3,186,130         4,881,677

Significant non-cash items:
     Depreciation and
       amortization                             669,669                  -            822,373            81,489
     Provision for loan losses                  947,965                  -                  -                 -

Income tax expense (benefit)                  2,503,692            (56,952)           300,251          (276,522)

Segment profit (loss)                         5,569,922           (100,186)           582,840          (536,779)

Balance sheet information:
--------------------------
Total assets                                469,805,133         11,270,134          2,778,964         4,084,696

Goodwill and intangibles                        840,000            372,000                  -                 -

Premises and equipment
  Expenditures, net                             505,009             66,929            281,957           295,759


                                            Total          Intersegment       Consolidated
                                          Segments          Elimination          Totals
                                          --------          -----------          ------
Income statement information:
-----------------------------
Net interest income (expense)          $    20,431,386   $              -   $    20,431,386

Other revenue - external
  customers                                  7,755,741                  -         7,755,741

Other revenue - other segments               2,519,907         (2,519,907)                -
                                       ---------------   ----------------   ---------------
Net interest income and
  other revenue                             30,707,034         (2,519,907)       28,187,127

Noninterest expense                         21,772,803         (2,519,907)       19,252,896

Significant non-cash items:
     Depreciation and
       amortization                          1,573,531                  -         1,573,531
     Provision for loan losses                 947,965                  -           947,965

Income tax expense (benefit)                 2,470,469                  -         2,470,469

Segment profit (loss)                        5,515,797                  -         5,515,797

Balance sheet information:
--------------------------
Total assets                               487,938,927        (16,567,837)      471,371,090

Goodwill and intangibles                     1,212,000                  -         1,212,000

Premises and equipment
  Expenditures, net                          1,149,654                  -         1,149,654










--------------------------------------------------------------------------------
                                   (Continued)

                     RURBAN FINANCIAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1998, 1997 and 1996

--------------------------------------------------------------------------------

NOTE 17 - SEGMENT INFORMATION (Continued)

1996
----

                                                               Mortgage             Data
                                              Banking           Banking          Processing            Other
                                              -------           -------          ----------            -----
Income statement information:
Net interest income (expense)           $    18,785,722    $        18,796   $        (38,329)  $        88,268

Other revenue (loss) - external
  customers                                   1,500,222           (127,981)         2,220,193         2,601,233

Other revenue - other segments                        -                  -            905,101           827,023
                                        ---------------    ---------------   ----------------   ---------------
Net interest income and
  other revenue (expense)                    20,285,944           (109,185)         3,086,965         3,516,524

Noninterest expense                          11,755,145             97,770          2,801,520         3,953,449

Significant non-cash items:
     Depreciation and
       amortization                             914,136                  -            644,665                 -
     Provision for loan losses                  961,009                  -                  -                 -

Income tax expense (benefit)                  2,484,600            (70,365)            97,052          (149,146)

Segment profit (loss)                         5,085,190           (136,590)           188,393          (287,779)

Balance sheet information:
Total assets                                428,986,581          1,875,636          2,649,611         3,053,868

Goodwill and intangibles                      1,020,000                  -                  -                 -

Premises and equipment
  Expenditures, net                             408,481                  -          1,309,441                 -



                                              Total          Intersegment       Consolidated
                                            Segments          Elimination          Totals
                                            --------          -----------          ------
Income statement information:
Net interest income (expense)            $    18,854,457   $              -   $    18,854,457

Other revenue (loss) - external
  customers                                    6,193,667                  -         6,193,667

Other revenue - other segments                 1,732,124         (1,732,124)                -
                                         ---------------   ----------------   ---------------
Net interest income and
  other revenue (expense)                     26,780,248         (1,732,124)       25,048,124

Noninterest expense                           18,607,884         (1,732,124)       16,875,760

Significant non-cash items:
     Depreciation and
       amortization                            1,558,801                  -         1,558,801
     Provision for loan losses                   961,009                  -           961,009

Income tax expense (benefit)                   2,362,141                  -         2,362,141

Segment profit (loss)                          4,849,214                  -         4,849,214

Balance sheet information:
Total assets                                 436,565,696         (3,292,923)      433,272,773

Goodwill and intangibles                       1,020,000                  -         1,020,000

Premises and equipment
  Expenditures, net                            1,717,922                  -         1,717,922
03/30/99 - 8274127.01

--------------------------------------------------------------------------------
                                   (Continued)

                             RURBAN FINANCIAL CORP.

                           ANNUAL REPORT ON FORM 10-K
                     FOR FISCAL YEAR ENDED DECEMBER 31, 1998
                     ---------------------------------------


                                INDEX TO EXHIBITS

Exhibit No.              Description                                      Reference No.
-----------              -----------                                      -------------
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

  3(c)                   Certificate of Amendment to the Amended          Incorporated herein by reference to
                         Articles of Rurban Financial Corp.               Registrant's Annual Report on Form 10-K
                                                                          for the fiscal year ended December 31,

                                                                          1997 (File No. 0-13507) [Exhibit 3(c)].
  3(d)                   Amended and Restated Articles of Rurban          Incorporated herein by reference to
                         Financial Corp.                                  Registrant's Annual Report on Form 10-K
                                                                          for the fiscal year ended December 31,
                                                                          1997 (File No. 0-13507) [Exhibit 3(d)].

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

 10(b)                    First Amendment to Employees' Stock             Incorporated herein by reference to
                          Ownership Plan of Rurban Financial Corp.,       Registrant's Annual Report on Form 10-K
                          dated June 14, 1993 and made to be              for the fiscal year ended
                          effective as of January 1, 1993                 December 31, 1993 (File No. 0-13507)
                                                                          [Exhibit 10(b)].

Exhibit No.              Description                                      Reference No.
-----------              -----------                                      -------------

 10(c)                    Second Amendment to Employees' Stock            Incorporated herein by reference to
                          Ownership Plan of Rurban Financial Corp.,       Registrant's Annual Report on Form 10-K
                          dated March 14, 1994 and made to be             for the fiscal year ended
                          effective as of January 1, 1993                 December 31, 1993 (File No. 0-13507)
                                                                          [Exhibit 10(c)].

 10(d)                    Third Amendment to Employees' Stock             Incorporated herein by reference to
                          Ownership Plan of Rurban Financial Corp.,       Registrant's Annual Report on Form 10-K
                          dated March 13, 1995                            for the fiscal year ended December 31, 1994
                                                                          (File No. 0-13507) [Exhibit 10(d)].

 10(e)                   Fourth Amendment to Employees' Stock             Incorporated herein by reference to
                         Ownership Plan of Rurban Financial Corp.,        Registrant's Annual Report on Form 10-K
                         dated June 10, 1995 and made to be effective     for the fiscal year ended December 31,
                         as of January 1, 1995                            1995 (File No. 0-13507) [Exhibit 10(e)].

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

 10(g)                   First Amendment to The Rurban Financial          Incorporated herein by reference to
                         Corp. Savings Plan and Trust, dated December     Registrant's Annual Report on Form 10-K
                         10, 1990 and effective January 1, 1990           for the fiscal year ended December
                                                                          31, 1990  (File No. 0-13507)
                                                                          [Exhibit 10(g)].

10(h)                    Second Amendment to The Rurban Financial         Incorporated herein by reference to
                         Corp. Savings Plan and Trust, dated              Registrant's Annual Report on Form 10-K
                         March 11, 1991, effective February 1, 1991       for the fiscal year ended December 31,
                                                                          1992 (File No. 0-13507) [Exhibit 10(d)].

 10(i)                   Third Amendment to The Rurban Financial          Incorporated herein by reference to
                         Corp. Savings Plan and Trust, dated June 11,     Registrant's Annual Report on Form 10-K
                         1991                                             for the fiscal year ended December 31,
                                                                          1992 (File No. 0-13507) [Exhibit 10(e)].
 10(j)                   Fourth Amendment to The Rurban Financial         Incorporated herein by reference to
                         Corp. Savings Plan and Trust, dated July 14,     Registrant's Annual Report on Form 10-K
                         1992, effective May 1, 1992                      for the fiscal year ended December 31,
                                                                          1992 (File No. 0-13507) [Exhibit 10(f)].


Exhibit No.              Description                                      Reference No.
-----------              -----------                                      -------------

 10(k)                   Fifth Amendment to The Rurban Financial          Incorporated herein by reference to
                         Corp. Savings Plan and Trust, dated March        Registrant's Annual Report on Form 10-K
                         14, 1994                                         for the fiscal year ended December 31,
                                                                          1993 (File No. 0-13507) [Exhibit 10(i)].

 10(l)                   Sixth Amendment to The Rurban Financial          Incorporated herein by reference to
                         Corp. Savings Plan and Trust dated May 1,        Registrant's Annual Report on Form 10-K
                         1995                                             for the fiscal year ended December 31,
                                                                          1995 (File No. 0-13507) [Exhibit 10(l)].

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

 10(n)                   Summary of Bonus Program adopted by the          Incorporated herein by reference to
                         Trust Department of State Bank for the           Registrant's Annual Report on Form 10-K
                         benefit of Robert W. Constien in his             for the fiscal year ended December 31,
                         capacity as Manager of the Trust Department      1991 (File No. 0-13507) [Exhibit 10(e)].

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

 10(r)                   Executive Salary Continuation Agreement,         Incorporated herein by reference to
                         dated December 15, 1994, between Rurban          Registrant's Annual Report on Form 10-K
                         Financial Corp. and Richard C. Burrows           for the fiscal year ended December 31,
                                                                          1994 (File No. 0-13507) [Exhibit 10(p)].


Exhibit No.              Description                                      Reference No.
-----------              -----------                                      -------------

 10(s)                   Executive Salary Continuation Agreement,         Incorporated herein by reference to
                         dated October 11,  1995, between Rurban          Registrant's Annual Reports on Form 10-K
                         Financial Corp. and Thomas C. Williams; and      for the fiscal years ended December 31,
                         Amended Schedule A to Exhibit 10(s)              1995 and December 31, 1997 (File No.
                         identifying other identical Executive Salary     0-13507) [Exhibit 10(s)].
                         Continuation Agreements between executive
                         officers of Rurban Financial Corp. and
                         Rurban Financial Corp.

 10(t)                   Description of Split-Dollar Insurance            Incorporated herein by reference to
                         Policies Maintained for Certain Executive        Registrant's Annual Report on Form 10-K
                         Officers of Rurban Financial Corp.               for the fiscal year ended December 31,
                                                                          1995 (File No. 0-13507) [Exhibit 10(t)].

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

 10(v)                   Rurban Financial Corp. Plan to Allow             Incorporated herein by reference to the
                         Directors to Elect to Defer Compensation         Corporation's Annual Report on Form 10-K
                                                                          for the fiscal year ended
                                                                          December 31, 1996 (File No. 0-13507)
                                                                          [Exhibit 10(u)].

 10(w)                   Form of Non-Qualified Stock Option Agreement     Incorporated herein by reference to
                                                                          Registrant's Annual Report on Form 10-K
                                                                          for the fiscal year ended December 31,
                                                                          1997 (File No. 0-13507) [Exhibit 10(w)].

 10(x)                   Form of Incentive Stock Option Agreement         Incorporated herein by reference to
                                                                          Registrant's Annual Report on Form 10-K
                                                                          for the fiscal year ended December 31,
                                                                          1997 (File No. 0-13507) [Exhibit 10(x)].

11                       Statement re Computation of Per Share            [Included in Note 2 of the Notes to
                         Earnings                                         Consolidated Financial Statements of Registrant
                                                                          in the financial statements portion of this
                                                                          Annual Report on Form 10-K].

21                       Subsidiaries of Registrant                       Included in this Annual Report on Form
                                                                          10-K as Exhibit 21.

23                       Consent of Independent Auditor                   Included in this Annual Report on Form
                                                                          10-K as Exhibit 23.


Exhibit No.              Description                                      Reference No.
-----------              -----------                                      -------------

24                       Powers of Attorney                               Included in this Annual Report on Form
                                                                          10-K as Exhibit 24.
27                       Financial Data Schedule                          Included in this Annual Report on Form
                                                                          10-K as Exhibit 27.
