Form 10-Q
period 1999-03-31
RURBAN FINANCIAL CORP
filed 1999-05-17
CIK 767405

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934 FOR THE
                     QUARTERLY PERIOD ENDED MARCH 31, 1999.
                                            ---------------

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

                                 (419) 783-8950
              ---------------------------------------------------
              (Registrant's telephone number, including area code)

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

                  Yes        / X /                    No  /   /

         The number of common shares of Rurban Financial Corp. outstanding was 4,140,718 on May 1, 1999.

                         PART 1 - FINANCIAL INFORMATION
                         ------------------------------

Item 1. Financial statements
----------------------------

         The interim consolidated financial statements of Rurban Financial Corp. are unaudited; however, the information contained herein reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of financial condition and results of operations for the interim periods presented. All adjustments reflected in these financial statements are of a normal recurring nature in accordance with Rule 10- 01(b) (8) of Regulation S-X. Results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results for the complete year.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
RURBAN FINANCIAL CORP. AND SUBSIDIARIES


                                                                          March 31                  December 31
                                                                            1999                       1998
                                                                       ----------------           -------------
                                                                       (Unaudited)                     (Note)

ASSETS

Cash and due from banks                                                 $ 16,686,526              $ 16,790,423
Federal funds sold                                                           463,539                 8,718,721
                                                                        ------------              ------------
             Total cash and cash equivalents                              17,150,065                25,509,144
Interest-bearing deposits in other
    financial institutions                                                   180,000                   180,000
Securities available for sale                                             82,440,972                82,142,929
Loans held for sale, net of valuation allowance of
    $-0- in 1999 and $-0- in 1998                                         20,621,376                18,509,275
Loans, net of allowance for losses of $5,465,472
    in 1999 and $5,408,854 in 1998                                       408,486,759               388,560,699
Premises and equipment, net                                               11,346,013                11,400,045
Accrued interest and other assets                                         11,567,171                10,852,687
                                                                        ------------              ------------

             Total assets                                               $551,792,356              $537,154,779
                                                                        ============              ============























                                   (Continued)

CONDENSED CONSOLIDATED BALANCE SHEETS - CONTINUED (UNAUDITED)
RURBAN FINANCIAL CORP. AND SUBSIDIARIES

                                                                                  March 31               December 31
                                                                                    1999                     1998
                                                                                 ----------              ------------
                                                                                 (Unaudited)                (Note)
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
     Deposits
         Noninterest bearing                                                   $  42,826,186           $  48,135,487
         Interest bearing                                                        417,700,065             402,677,736
                                                                               -------------           -------------
                  Total deposits                                                 460,526,251             450,813,223

     Federal funds purchased                                                       8,400,000               9,500,000
     Short term note payable                                                       3,100,000                    --
          Advances from Federal Home Loan Bank (FHLB)                             28,728,025              28,890,290
     Accrued interest payable                                                      1,601,740               1,685,437
     Other liabilities                                                             7,037,505               4,362,879
                                                                               -------------           -------------
                  Total liabilities                                              509,393,521             495,251,829

Shareholders' equity
     Common stock, stated value $2.50 per share
          shares authorized: 10,000,000;
          shares issued: 1999 - 4,575,702, 1998 - 4,575,702;
          shares outstanding:
          1999 - 4,140,718, 1998 - 4,140,518                                      11,439,255              11,439,255
     Additional paid-in capital                                                   11,518,727              11,518,727
     Retained earnings                                                            27,151,840              26,508,897
     Accumulated other comprehensive income, net of
            tax of $7,062 in 1999 and $104,536 in 1998                                13,708                 202,922
     Less: Unearned ESOP shares (unearned shares:
          1999 - 73,502 1998 - 73,502)                                            (1,061,587)             (1,100,905)
      Less: Treasury stock, at cost 1999 - 434,984 shares
           at cost, 1998 - 435,184 shares at cost                                 (6,663,108)             (6,665,946)
                                                                               -------------           -------------

                    Total shareholders' equity                                    42,398,835              41,902,950
                                                                               -------------           -------------

                      Total liabilities and shareholders' equity               $ 551,792,356           $ 537,154,779
                                                                               =============           =============

See notes to condensed consolidated unaudited financial statements

Note: The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
RURBAN FINANCIAL CORP. AND SUBSIDIARIES

                                                                                             Three Months Ended
                                                                                                  March 31
                                                                                        -----------------------------
                                                                                        1999                     1998

Interest income
     Interest and fees on loans                                                  $ 9,055,302              $ 8,508,834
     Interest and dividends on securities:
               Taxable                                                               997,837                  944,816
               Tax-exempt                                                            119,340                   69,525
     Other                                                                           112,627                  142,382
                                                                                 -----------              -----------
               Total interest income                                              10,285,106                9,665,557

Interest expense
     Deposits                                                                      4,428,269                4,233,499
     Borrowings                                                                      409,659                  223,544
                                                                                 -----------              -----------
               Total interest expense                                              4,837,928                4,457,043
                                                                                 -----------              -----------

Net interest income                                                                5,447,178                5,208,514
     Provision for loan losses                                                       276,000                  270,000
                                                                                 -----------              -----------

Net interest income after provision
     for loan losses                                                               5,171,178                4,938,514

Noninterest income
     Data processing fees                                                            895,106                  708,775
     Trust fees                                                                      648,642                  633,594
     Service charges on deposit accounts                                             336,971                  269,894
     Net gain on sale of securities                                                      732                   33,675
      Net gain on sale of loans                                                      368,103                  484,868
     Other                                                                           327,668                  231,771
                                                                                 -----------              -----------
               Total noninterest income                                            2,577,222                2,362,577

Noninterest expense
     Salaries and employee benefits                                                3,542,866                3,260,019
     Net occupancy expense                                                           300,004                  271,991
     Equipment expense                                                               713,384                  559,361
     Other                                                                         1,773,321                1,685,126
                                                                                 -----------              -----------
               Total noninterest expense                                           6,329,575                5,776,497
                                                                                 -----------              -----------

Income before income taxes                                                         1,418,825                1,524,594
     Income tax expense                                                              366,775                  512,994
                                                                                 -----------              -----------

Net income                                                                       $ 1,052,050              $ 1,011,600
                                                                                 ===========              ===========
Basic and diluted earnings per Common Share (Note B)                             $      0.26              $      0.25
                                                                                 ===========              ===========

See notes to condensed consolidated unaudited financial statements

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS EQUITY (UNAUDITED) RURBAN FINANCIAL CORP. AND SUBSIDIARIES




                                                                                           Accumulated
                                                             Additional                        Other               Unearned
                                              Common          Paid-In      Retained        Comprehensve               ESOP
                                               Stock          Capital      Earnings       Income, Net of Tax          Shares
                                            ----------       ----------    --------      --------------------        -------

Balance at January 1, 1999                  $ 11,439,255   $ 11,518,727   $ 26,508,897    $    202,922         ($ 1,100,905)

Net income for the three month period               --             --        1,052,050       1,052,050

Cash dividends declared ($0.10 per share)           --             --         (409,107)           --                  --

Paydown of ESOP loan                                --             --             --              --                 39,318

Net change in unrealized appreciation
(depreciation) on securities available
for sale, net of tax of $97,474                     --             --             --          (189,214)               --

Issuance of 200 treasury shares due to
exercise of stock options                           --             --             --              --                  --
                                            -----------------------------------------------------------------------------------



Balance at March 31, 1999                   $ 11,439,255   $ 11,518,727   $ 27,151,840    $     13,708         ($ 1,061,587)
                                            ===================================================================================








                                           Treasury
                                              Stock              Totals
                                            ---------            ------

Balance at January 1, 1999                 ($ 6,665,946)   $ 41,902,950

Net income for the three month period              --         1,052,050

Cash dividends declared ($0.10 per share)                      (409,107)

Paydown of ESOP loan                               --            39,318

Net change in unrealized appreciation
(depreciation) on securities available
for sale, net of tax of $97,474                   --          (189,214)

Issuance of 200 treasury shares due to
exercise of stock options                         2,838           2,838
                                           -----------------------------
Balance at March 31, 1999                   ($6,663,108)   $ 42,398,835
                                           =============================











See notes to condensed consolidated unaudited financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
RURBAN FINANCIAL CORP. AND SUBSIDIARIES


                                                                                                Three Months Ended
                                                                                                      March 31
                                                                                      ------------------------------------
                                                                                              1999                    1998
Cash Flows From Operating Activities:
   Cash received from customers' fees and commissions                                 $  2,208,387            $  1,844,034
   Cash paid to suppliers and employees                                                 (3,196,693)             (5,461,489)
   Loans originated for sale                                                           (33,359,424)            (36,204,998)
        Proceeds from sales of loans held for sale                                      31,615,426              28,376,764
   Interest received                                                                     9,680,609               8,682,801
   Interest paid                                                                        (4,921,625)             (4,313,039)
   Income taxes paid                                                                          --                   (50,000)
                                                                                      ------------            ------------
        Net cash from operating activities                                               2,026,680              (7,125,927)

Cash Flows From Investing Activities:
   Net decrease in interest earning desposits
        in other financial institutions                                                       --                    (3,168)
Proceeds from principal repayments, maturities and calls of:
        Securities available for sale                                                   11,484,555               6,859,039
Proceeds from sales of available for sale securities                                       385,880              11,081,773
Purchase of securities available for sale                                              (12,430,600)            (19,337,535)
Net change(increase)/decrease in loans                                                 (20,443,611)                560,837
Recoveries on loan charge-offs                                                             241,551                  87,286
Premises and equipment expenditures                                                       (353,976)               (468,958)
                                                                                      ------------            ------------
        Net cash from investing activities                                             (21,116,201)             (1,220,726)

Cash Flows From Financing Activities:
   Net change in deposits                                                                9,713,028               8,969,363
   Net change in federal funds purchased                                                (1,100,000)             (4,929,000)
   Proceeds from short term note payable                                                 3,100,000                    --
   Proceeds from FHLB advances                                                           1,000,000               8,100,000
   Repayment of FHLB advances                                                           (1,162,265)                (58,501)
   Proceeds from stock option exercises                                                      2,838                    --
   Dividends paid                                                                         (823,159)               (827,964)
                                                                                      ------------            ------------
        Net cash from financing activities                                              10,730,442              11,253,898
                                                                                      ------------            ------------

Net change in cash and cash equivalents                                                 (8,359,079)              2,907,245

Cash and cash equivalents at beginning of period                                        25,509,144              22,222,385
                                                                                      ------------            ------------

Cash and cash equivalents at end of period                                            $ 17,150,065            $ 25,129,630
                                                                                      ============            ============

See notes to condensed consolidated unaudited financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED (UNAUDITED)
RURBAN FINANCIAL CORP. AND SUBSIDIARIES

                                                                                                         Three Months Ended
                                                                                                               March 31
                                                                                                 ----------------------------------
                                                                                                        1999                   1998
Reconciliation Of Net Income To Net
   Cash From Operating Activities
Net income                                                                                       $  1,052,050             1,011,600
Adjustments to reconcile net income to net cash from operating activities:
         Depreciation and amortization                                                                385,258               233,540
          Amortization of intangible assets                                                            71,558                48,230
         Provision for loan losses                                                                    276,000               270,000
         Net gain on sale of securities available for sale                                               (732)              (33,675)
         Loans originated for sale                                                                (33,359,424)          (36,204,998)
         Proceeds from sales of loans held for sale                                                31,615,426            28,376,764
         Net gain on loan sales                                                                      (368,103)             (484,868)
         Net gain on sale of fixed assets                                                              (1,084)                 --
         Paydown of ESOP loan                                                                          39,318                  --
         Increase/(decrease) in other liabilities and interest payable                              3,004,981                76,898
         (Increase)/decrease in other assets and interest receivable                                 (688,568)             (419,418)
                                                                                                 ------------          ------------
             Net cash from operating activities                                                  $  2,026,680          $ (7,125,927)
                                                                                                 ============          ============


NOTES TO CONDENSED CONSOLIDATED  FINANCIAL STATEMENTS (UNAUDITED)
RURBAN FINANCIAL CORP. AND SUBSIDIARIES


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

For further information, refer to the consolidated financial statements and footnotes included in the Corporation's annual report for the year ended December 31, 1998.


NOTE B--EARNINGS AND DIVIDENDS PER COMMON SHARE

Earnings per common share have been computed based on the weighted average number of shares outstanding during the periods presented. The number of shares used in the computation of basic earnings per common share was 4,067,198 for 1999 and 4,053,596 for 1998. The number of shares used in the computation of diluted earnings per common share was 4,104,362 for 1999 and 4,081,910 for 1998.


NOTE C-- ACCOUNTING STANDARD IMPLEMENTED IN 1999

No new accounting standards have been implemented during the first quarter of 1999.


NOTE D-- RISK ELEMENTS AND LOAN LOSS RESERVE

There have been no changes in the Risk Elements and Loan Loss Reserve activity that would materially effect the Corporation's financial position or results of operations for the three months ended March 31, 1999.


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

SFAS No. 123 requires proforma disclosures for companies that do not adopt its fair value accounting method for stock-based employee compensation. Accordingly, the following proforma information presents net income and earnings per common share had the fair value method been used to measure compensation cost for stock option plans. Compensation cost actually recognized for stock options was $-0-for the three months ended March 31,1999 and 1998.

                                                                                                1999                       1998
                                                                                                ----                       ----

        Net income for the quarter ended March 31                                         $   1,052,050             $   1,011,600
        Proforma net income for the quarter ended March 31                                    1,010,805                   981,191

        Basic and diluted earnings per common share as reported                           $         .26             $         .25
        Proforma basic and diluted earnings per common share                              $         .25             $         .24

The proforma effects are computed using option pricing models, using the following weighted-average assumptions as of grant date.

                                                                                                1998 Grant               1997 Grant
                                                                                                ----------               ----------
        Risk-free interest rate                                                                      5.38%                    6.50%
        Expected option life                                                                           10                       10
        Expected stock price volatility                                                              5.45%                    5.45%
        Dividend yield                                                                               2.16%                    2.39%

In future years, the proforma effect of not applying this standard is expected to increase as additional options are granted.

Information about option grants follows:

                                                            Number of
                                                            Outstanding                     Exercise
                                                              Options                         Price
                                                              -------                         -----

Outstanding, January 1, 1999                                  217,800                      $   15.09
Exercised                                                        (200)                         14.19
                                                              -------
Outstanding, March 31, 1999                                   217,600                          15.09


Options outstanding and exercisable at March 31, 1999 were as follows:

                                        Outstanding                Exercisable
                                        -----------                -----------
                                              Weighted Average                       Weighted
                                                 Remaining                            Average
Exercise                                        Contractual                          Exercise
Prices                      Number            Life (in years)      Number             Price
------                      ------            ---------------      ------             -----

$14.19                      172,100                    8.09         28,900            $   14.19
$18.50                       45,500                    9.21             --                   --
                            -------                                 ------

Outstanding at year end     217,600                    8.32         28,900                14.19



NOTE F - SEGMENT INFORMATION

The reportable segments are determined by the products and services offered, primarily distinguished between banking, mortgage banking and data processing operations. Other segments include the accounts of the holding company, Rurban Financial Corp., which provides management services to its subsidiaries; Reliance Financial Services, N.A., which provides trust and financial services to customers nationwide; and Rurban Life, which provides insurance products to customers of the Corporation's subsidiary banks. Information reported internally for performance assessment follows.

CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
RURBAN FINANCIAL CORP. AND SUBSIDIARIES

NOTE F - SEGMENT INFORMATION (Continued)


1998
----                                                  Mortgage          Data
                                       Banking        Banking         Processing      Other
                                       -------        -------         ----------      -----
Income statement information:
-----------------------------
Net interest income (expense)       $  5,311,785   $    143,787   $   (33,795)   $    25,401

Other revenue - external
  customers                              502,991        319,656     1,028,861        756,853

Other revenue - other segments             2,154           --         349,138        570,510
                                    ------------   ------------   -----------    -----------
Net interest income
  and other revenue                    5,816,930        463,443     1,344,204      1,352,764

Noninterest expense                    3,768,944        397,583     1,233,132      1,882,858

Significant non-cash items:
    Depreciation and
     amortization                        184,136         14,415       271,436         32,548
    Provision for loan losses           (276,000)          --            --             --

Income tax expense (benefit)             487,905         21,311        37,764       (180,208)

Segment profit (loss)                  1,284,081         44,549        73,308       (349,886)

Balance sheet information:
Total assets                         552,738,472     22,989,448     4,813,923     22,989,448

Goodwill and intangibles                 615,000         52,500          --             --

Premises and equipment                 7,213,968        154,854     3,549,618        154,854
 expenditures, net



1998
----                                   Total               Intersegment            Consolidated
                                      Segments             Elimination                Totals
                                      --------             -----------                ------

Income statement information:
-----------------------------
Net interest income (expense)      $  5,447,178           $       --             $  5,447,178

Other revenue - external
  customers                           2,608,361                   --                2,608,361

Other revenue - other segments          921,802               (921,802)                  --
                                   ------------           ------------           ------------
Net interest income
  and other revenue                   8,977,341               (921,802)             8,055,539

Noninterest expense                   7,282,517               (921,802)             6,360,715

Significant non-cash items:
    Depreciation and
     amortization                       502,535                   --                  502,535
    Provision for loan losses          (276,000)                  --                 (276,000)

Income tax expense (benefit)            366,772                   --                  366,772

Segment profit (loss)                 1,052,052                   --                1,052,052

Balance sheet information:
Total assets                        603,531,289            (28,881,932)           574,649,357

Goodwill and intangibles                667,500                   --                  667,500

Premises and equipment               11,073,293                   --               11,073,293
 expenditures, net

Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations
-------------

Rurban Financial Corp. ("Rurban") was incorporated on February 23, 1983, under the laws of the State of Ohio. Rurban is a bank holding company registered with the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended. Rurban's subsidiaries, The State Bank and Trust Company ("State Bank"), The Peoples Banking Company ("Peoples Bank"), The First National Bank of Ottawa ("First National Bank") and The Citizens Savings Bank Company ("Citizens Bank") are engaged only in the industry segment of commercial banking. Rurban's subsidiary, Rurbanc Data Services, Inc. ("RDSI"), provides computerized data processing services for the Corporation's subsidiary banks as well as other banks and businesses. Rurban's subsidiary, Rurban Life Insurance Company ("Rurban Life") has a certificate of authority from the State of Arizona to transact insurance as a domestic life and disability reinsurer. Reliance Financial Services, N.A. ("Reliance"), a wholly owned subsidiary of State Bank, provides trust and financial services to customers nationwide. Rurban Mortgage Company ("Rurban Mortgage"), a wholly owned subsidiary of State Bank, operates a residential mortgage loan production office in Clearwater, Florida. This office underwrites, processes, closes and sells residential mortgages acquired through a network of real estate mortgage lenders in the Tampa Bay, Florida market and community banks in Ohio, including the four Rurban subsidiary banks.


LIQUIDITY
---------

Liquidity relates primarily to the Corporation's ability to fund loan demand, meet deposit customers' withdrawl requirements and provide for operating expenses. Assets used to satisfy these needs consist of cash, federal funds sold, securities and loans held for sale. These assets are commonly referred to as liquid assets. Liquid assets were $120 million at March 31, 1999, compared to $126 million at December 31, 1998. The $6 million decrease in liquid assets represents normal fluctuation and was not due to any change in policy of management regarding liquidity. Management recognizes that securities may need to be sold in the future to help fund loan demand and, accordingly, as of March 31, 1999, the entire securities portfolio of $82.4 million was classified as available for sale.


CAPITAL RESOURCES
-----------------

Total shareholder's equity net of unearned ESOP shares was $42,399,000 as of March 31, 1999, an increase of $496,000 over $41,903,000 as of December 31, 1998. The increase was primarily due to 1999 net income of $1,052,050, offset by dividends declared of $409,107 and a net change in unrealized appreciation on securities available for sale, net of tax of $189,000.

The Corporation's subsidiaries exceed the applicable minimum regulatory capital requirements at March 31, 1999.

As of March 31, 1999, management is not aware of any current recommendations by banking regulatory authorities which, if they were to be implemented, would have, or are reasonably likely to have, a material adverse effect on the Corporation's liquidity, capital resources or operations.

IMPACT OF YEAR 2000
-------------------

There have been no material changes in the Company's plans to or status of addressing the Year 2000 issue. During the first quarter, the company spent approximately $216,000 of the budgeted $750,000 of Y2K out of pocket expenses.

Progress in the validation and implementation phases of the Y2K plan remains on schedule. In regard to the validation phase, the Corporation has tested its mission critical business applications for Y2K compliance and has found these systems to be Y2K ready, with minor exceptions. These exceptions are scheduled to be corrected by May 31, 1999. In regard to the implementation phase, the Corporation has developed remediation contingency plans for items which are not Year 2000 compliant, business resumption contingency plans and a liquidity contingency plan. Planned activities during the last half of the calendar year include:

     -    Continued testing of systems

     - Continued contact with customers and vendors to assess their Y2K readiness and its potential impact on the Corporation

     -    Refinement and validation of contingency plans

     -    Employee training in execution of contingency plans

     - Executing a Y2K communication plan to educate and continually update employees, directors, shareholders, customers and community members and to calm fears which may develop due to sensationalized media coverage of the millennium change.


Supplemental Information
------------------------

Non performing loans decreased $752,000 from December 31, 1998 to $2,870,000 or 0.67% of net loans at March 31, 1999.


Material Changes in Financial Condition
---------------------------------------

Loans and loans held for sale increased $22 million from December 31, 1998 to $429 million at March 31, 1999; an annualized rate of 21%.

Deposits grew $9.7 million from December 31, 1998 to $461 million at March 31, 1999; an annualized rate of 8.6%.


Material Changes in Results of Operations
-----------------------------------------

Net interest income for the quarter ended March 31, 1999 was $5,447,178, an increase of $238,664 (4.6%) over the same period in 1998. This increase was primarily due to an increase in the amount of earning assets.

Total noninterest income increased $214,645 to $2,577,222 for the quarter due mainly to increases in data processing fees of $186,331, service charges of $67,077 and other income of $95,897 partially offset by decreases in gains on loan sales of $116,765 and gains on securities sales of $32,943.

Total noninterest expenses increased $553,078 for the quarter ended March 31, 1999 when compared to the same period in 1998. Salaries and employee benefits increased $282,847 (8.7%) due to annual merit increases and the hiring of additional loan officers and data processing staff; partially offset by a 50% reduction in staffing at Rurban Mortgage Company. Equipment expense increased $154,023 (27.5%) primarily due to RDSI's purchase of a second mainframe computer and associated software licensing costs which more than doubled their processing capacity.

Income tax expense for the quarter was $366,775, a decrease of $146,219 over the same period in 1998 due to a $100,000 favorable timing adjustment to deferred income taxes receivable, which reduced the quarter's income tax expense by that same amount.

The result of all of these factors was an increase in net income of $40,450 to $1,052,050 for the three months ended March 31, 1999 when compared to the same period in 1998.

Item 3:  Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------

There have been no material changes in the Company's quantitative and qualitative market risks since December 31, 1998. The following table compares rate sensitive assets and liabilities as of March 31, 1999 to December 31, 1998.



Principal/Notional Amount Maturing In:
(Dollars In Thousands)

                                                 First            Years
                                                 Year             1 to 5            Thereafter             Total
                                                 ----             ------            ----------             -----
Comparison of 3/31/99 to 12/31/98
Total rate sensitive assets:
   At December 31, 1998                        $230,007           $231,979           $ 41,876            $503,862
   At March 31, 1999                            247,267            236,217             35,961             519,445
                                               --------           --------           --------            --------
   Increase (decrease)                           17,260              4,238             (5,915)             15,583

Total rate sensitive liabilities:
   At December 31, 1998                        $283,558           $112,996           $ 92,649            $489,203
   At March 31, 1999                            291,006            121,148             88,648             500,802
                                               --------           --------           --------            --------
   Increase (decrease)                            7,448              8,152             (4,001)             11,599

Total rate sensitive assets increased approximately $16 million during the quarter, due to a $22 million increase in loans. Of this increase, $15 million was in Commercial Business loans.

Total rate sensitive liabilities increased approximately $12 million during the quarter. Deposits increased $10 million-primarily certificates of deposits and money market accounts. During the quarter, as part of the Y2K liquidity planning effort, customers were encouraged to lengthen certificate of deposit maturities, resulting in an increase of $8 million in rate sensitive liabilities with maturities from over one to five years.

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

                                               RURBAN FINANCIAL CORP.


Date  May 17, 1999                                By  /s/ Thomas C. Williams
                                                    --------------------------
                                                       Thomas C. Williams
                                                         President & CEO


                                                  By  /s/ Richard C. Warrener
                                                    --------------------------
                                                       Richard C. Warrener
                                                    Executive Vice President &
                                                     Chief Financial Officer