Form 10-Q
period 1999-06-30
RURBAN FINANCIAL CORP
filed 1999-08-16
CIK 767405

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999.
                                                 -------------

                                       OR

          [ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

                                      None
                 ----------------------------------------------
                 (Former name, former address and former fiscal
                      year, if changed since last report.)

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

         The number of common shares of Rurban Financial Corp. outstanding was 4,140,718 on August 1, 1999.

                         PART 1 - FINANCIAL INFORMATION
                         ------------------------------

Item 1. Financial statements
----------------------------

         The interim consolidated financial statements of Rurban Financial Corp. are unaudited; however, the information contained herein reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of financial condition and results of operations for the interim periods presented. All adjustments reflected in these financial statements are of a normal recurring nature in accordance with Rule 10- 01(b) (8) of Regulation S-X. Results of operations for the six months ended June 30, 1999 are not necessarily indicative of the results for the complete year.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
RURBAN FINANCIAL CORP. AND SUBSIDIARIES

                                                                 June 30         December 31
                                                                   1999              1998
                                                               ------------     ------------
                                                                (Unaudited)         (Note)
ASSETS

      Cash and due from banks                                  $ 13,223,135     $ 16,790,423
      Federal funds sold                                             47,000        8,718,721
                                                               ------------     ------------
                        Total cash and cash equivalents          13,270,135       25,509,144
      Interest-bearing deposits in other
            financial institutions                                  180,000          180,000
      Securities available for sale                              84,296,618       82,142,929
      Loans held for sale, net of valuation allowance
            ($-0-)                                               13,133,517       18,509,275
      Loans, net of allowance for losses of $5,631,044
            in 1999 and $5,408,854 in 1998                      440,314,818      388,560,699
      Premises and equipment, net                                11,265,817       11,400,045
      Accrued interest and other assets                          12,060,750       10,852,687
                                                               ------------     ------------

                        Total assets                           $574,521,655     $537,154,779
                                                               ============     ============

                                   (Continued)

CONDENSED CONSOLIDATED BALANCE SHEETS - CONTINUED (UNAUDITED)
RURBAN FINANCIAL CORP. AND SUBSIDIARIES

                                                                           June 30          December 31
                                                                             1999              1998
                                                                        -------------      -------------
                                                                         (Unaudited)           (Note)
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
      Deposits
            Noninterest bearing                                         $  43,978,673      $  48,135,487
            Interest bearing                                              432,459,754        402,677,736
                                                                        -------------      -------------
                        Total deposits                                    476,438,427        450,813,223

      Federal funds purchased                                              12,040,000          9,500,000
      Short term note payable                                               5,200,000                 --
             Advances from Federal Home Loan Bank (FHLB)                   33,164,783         28,890,290
      Accrued interest payable                                              1,752,431          1,685,437
      Other liabilities                                                     3,330,412          4,362,879
                                                                        -------------      -------------
                        Total liabilities                                 531,926,053        495,251,829

Shareholders' equity
      Common stock, stated value $2.50 per share
             shares authorized: 10,000,000;
             shares issued: 4,575,702;
             shares outstanding:
                    1999 - 4,140,718, 1998 - 4,140,518                     11,439,255         11,439,255
      Additional paid-in capital                                           11,518,727         11,518,727
      Retained earnings                                                    28,012,507         26,508,897
      Accumulated other comprehensive income, net of
             tax of $(355,202) in 1999 and $104,536 in 1998                  (689,510)           202,922
      Less: Unearned ESOP shares (unearned shares:
             1999 - 55,240 1998 - 60,756)                                  (1,022,269)        (1,100,905)
      Less: Treasury stock, at cost 1999 - 434,984 shares
              at cost, 1998 - 435,184 shares at cost                       (6,663,108)        (6,665,946)
                                                                        -------------      -------------

                         Total shareholders' equity                        42,595,602         41,902,950
                                                                        -------------      -------------

                         Total liabilities and shareholders' equity     $ 574,521,655      $ 537,154,779
                                                                        =============      =============

See notes to condensed consolidated unaudited financial statements

Note: The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
RURBAN FINANCIAL CORP. AND SUBSIDIARIES

                                                              Three Months Ended
                                                                   June 30
                                                         ---------------------------
                                                             1999            1998
Interest income
      Interest and fees on loans                         $ 9,770,932     $ 8,804,232
      Interest and dividends on securities:
                    Taxable                                1,066,030       1,001,816
                    Tax-exempt                               114,629          68,521
      Other                                                  125,097         230,521
                                                         -----------     -----------
                    Total interest income                 11,076,688      10,105,090

Interest expense
      Deposits                                             4,544,338       4,358,348
      Borrowings                                             755,681         320,104
                                                         -----------     -----------
                    Total interest expense                 5,300,019       4,678,452
                                                         -----------     -----------

Net interest income                                        5,776,669       5,426,638
      Provision for loan losses                              276,000         270,000
                                                         -----------     -----------

Net interest income after provision
      for loan losses                                      5,500,669       5,156,638

Noninterest income
      Data processing fees                                   887,540         654,229
      Trust fees                                             611,034         712,148
      Service charges on deposit accounts                    350,629         297,899
      Net gain on sale of securities                           1,183           4,161
      Net gain on sale of loans                              410,971         413,455
      Other                                                  623,510         216,568
                                                         -----------     -----------
                    Total noninterest income               2,884,867       2,298,460

Noninterest expense
      Salaries and employee benefits                       3,702,553       3,292,776
      Net occupancy expense                                  294,385         261,188
      Equipment expense                                      731,992         593,519
      Other                                                1,773,185       1,838,873
                                                         -----------     -----------
                    Total noninterest expense              6,502,115       5,986,356
                                                         -----------     -----------

Income before income taxes                                 1,883,421       1,468,742
      Income tax expense                                     608,770         450,903
                                                         -----------     -----------

Net income                                               $ 1,274,651     $ 1,017,839
                                                         ===========     ===========
Basic and diluted earnings per common share (Note B)     $      0.31     $      0.25
                                                         ===========     ===========

See notes to condensed consolidated unaudited financial statements

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
RURBAN FINANCIAL CORP. AND SUBSIDIARIES

                                                                    Six Months Ended
                                                                         June 30
                                                              ---------------------------
                                                                  1999            1998
Interest Income
      Interest and fees on loans                              $18,826,234     $17,313,066
      Interest and dividends on securities:
                    Taxable                                     2,063,867       1,946,632
                    Tax-exempt                                    233,969         138,046
      Other                                                       237,724         372,903
                                                              -----------     -----------
                                    Total interest income      21,361,794      19,770,647

Interest Expense
      Deposits                                                  8,972,607       8,591,847
      Borrowings                                                1,165,340         543,648
                                                              -----------     -----------
                    Total interest expense                     10,137,947       9,135,495
                                                              -----------     -----------

Net interest income                                            11,223,847      10,635,152
      Provision for loan losses                                   552,000         540,000
                                                              -----------     -----------

Net interest income after provision
      for loan losses                                          10,671,847      10,095,152

Noninterest income
      Data processing fees                                      1,782,646       1,363,004
      Trust fees                                                1,259,676       1,345,742
      Service charges on deposit accounts                         687,600         567,793
      Net gain (loss) on sale of securities                         1,915          37,836
      Net gain on sale of loans                                   779,074         898,323
      Other                                                       951,178         447,742
                                                              -----------     -----------
                    Total noninterest income
                                                                5,462,089       4,660,440

Noninterest expense
      Salaries and employee benefits                            7,245,419       6,552,795
      Net occupancy expense                                       594,389         533,179
      Equipment expense                                         1,445,376       1,152,880
      Other                                                     3,546,506       3,523,402
                                                              -----------     -----------
                    Total noninterest expense                  12,831,690      11,762,256
                                                              -----------     -----------

Income before income taxes                                      3,302,246       2,993,336
      Income tax expense                                          975,545         963,897
                                                              -----------     -----------

Net income                                                    $ 2,326,701     $ 2,029,439
                                                              ===========     ===========
Basic and diluted earnings per common share (Note B)          $      0.57     $      0.50
                                                              ===========     ===========

See notes to condensed consolidated unaudited financial statements

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS EQUITY (UNAUDITED)
RURBAN FINANCIAL CORP. AND SUBSIDIARIES

                                                                          Accumulated
                                              Additional                     Other          Unearned
                                  Common       Paid-In     Retained       Comprehensve        ESOP        Treasury
                                  Stock        Capital     Earnings    Income, Net of Tax    Shares        Stock         Totals
                                -----------  -----------  -----------  ------------------  -----------   -----------   -----------
Balance at January 1, 1999      $11,439,255  $11,518,727  $26,508,897       $ 202,922      $(1,100,905)  $(6,665,946)  $41,902,950

Net income for the six month
period                                   --           --    2,326,701              --               --            --     2,326,701

Net change in unrealized
appreciation (depreciation)
on securities available for
sale, net of tax of $459,738             --           --           --        (892,432)              --            --      (892,432)
                                                                                                                       -----------
    Total comprehensive income                                                                                           1,434,269

Cash dividends declared
($0.20 per share)                        --           --     (823,091)             --               --            --      (823,091)

Paydown of ESOP loan                     --           --           --              --           78,636            --        78,636

Issuance of 200 treasury
shares due to exercise of
stock options                            --           --           --              --               --         2,838         2,838
                                --------------------------------------------------------------------------------------------------

Balance at June 30, 1999        $11,439,255  $11,518,727  $28,012,507       $(689,510)     $(1,022,269)  $(6,663,108)  $42,595,602
                                ==================================================================================================

See notes to condensed consolidated unaudited financial statements.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS EQUITY (UNAUDITED)
RURBAN FINANCIAL CORP. AND SUBSIDIARIES

                                                                          Accumulated
                                              Additional                     Other          Unearned
                                  Common       Paid-In     Retained      Comprehensive        ESOP        Treasury
                                  Stock        Capital     Earnings    Income, Net of Tax    Shares        Stock         Totals
                                -----------  -----------  -----------  ------------------  -----------   -----------   -----------
Balance at January 1, 1998      $ 5,719,628  $17,239,088  $23,891,983       $218,840       $(1,299,000)  $(6,676,611)  $39,093,928

Net income for the six month
period                                   --           --    2,029,439             --                --            --     2,029,439

Net change in unrealized
appreciation (depreciation)
on securities available for
sale, net of tax of $18,615              --           --           --        (36,135)               --
                                                                                                                  --       (36,135)
                                                                                                                       -----------
    Total comprehensive income                                                                                           1,993,304

Declaration of a 2 for 1
stock split and issuance of
2,287,851 common shares           5,719,627   (5,719,627)          --             --                --            --            --

Cash dividends declared
($.20 per share)                         --           --     (827,964)            --                --            --      (827,964)
                                --------------------------------------------------------------------------------------------------

Balance at June 30, 1998        $11,439,255  $11,519,461  $25,093,458       $182,705       $(1,299,000)  $(6,676,611)  $40,259,268
                                ==================================================================================================

See notes to condensed consolidated unaudited financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
RURBAN FINANCIAL CORP. AND SUBSIDIARIES

                                                                       Six Months Ended
                                                                            June 30
                                                                -------------------------------
                                                                    1999              1998
Cash Flows From Operating Activities:
    Cash received from customers' fees and commissions          $  4,681,100      $  3,724,281
    Cash paid to suppliers and employees                         (12,247,029)      (11,431,864)
    Loans originated for sale                                    (68,630,226)      (38,357,230)
    Proceeds from sales of loans held for sale                    74,785,058        30,780,261
    Interest received                                             20,632,531        19,899,585
    Interest paid                                                (10,070,953)       (9,096,068)
    Income taxes paid                                             (1,365,000)       (1,110,000)
                                                                ------------      ------------
          Net cash from operating activities                       7,785,481        (5,591,035)

Cash Flows From Investing Activities:
   Net decrease in interest earning desposits
          in other financial institutions                                 --            (6,429)
Proceeds from principal repayments, maturities and calls of
          Securities available for sale                           16,577,567        12,960,636
Proceeds from sales of available for sale securities               6,639,566        19,169,759
Purchase of securities available for sale                        (26,730,112)      (34,447,926)
Net change (increase)/decrease in loans                          (52,624,645)        2,539,792
Recoveries on loan charge-offs                                       318,526           146,768
Premises and equipment expenditures                                 (610,852)       (2,587,664)
                                                                ------------      ------------
          Net cash from investing activities                     (56,429,950)       (2,225,064)

Cash Flows From Financing Activities:
    Net change in deposits                                        25,625,204         3,458,457
    Net change in federal funds purchased                          2,540,000        (4,929,000)
    Proceeds from short term note payable                          5,200,000                --
    Proceeds from FHLB advances                                    5,500,000        21,100,000
    Repayment of FHLB advances                                    (1,225,507)       (1,053,835)
    Proceeds from exercise of stock options                            2,838                --
    Dividends paid                                                (1,237,075)         (827,964)
                                                                ------------      ------------
          Net cash from financing activities                      36,405,460        17,747,658
                                                                ------------      ------------

Net change in cash and cash equivalents                          (12,239,009)        9,931,559

Cash and cash equivalents at beginning of period                  25,509,144        22,222,385
                                                                ------------      ------------

Cash and cash equivalents at end of period                      $ 13,270,135      $ 32,153,944
                                                                ============      ============

See notes to condensed consolidated unaudited financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED (UNAUDITED)
RURBAN FINANCIAL CORP. AND SUBSIDIARIES

                                                                                         Six Months Ended
                                                                                              June 30
                                                                                  ------------------------------
                                                                                      1999              1998
Reconciliation Of Net Income To Net
    Cash From Operating Activities
    Net income                                                                    $  2,326,701         2,029,439
    Adjustments to reconcile net income to net cash from operating activities:
                Depreciation and amortization                                          979,787           761,328
                Amortization of intangible assets                                      105,000           139,225
                Provision for loan losses                                              552,000           540,000
                Net gain on sale of securities available for sale                       (1,915)          (37,836)
                Loans originated for sale                                          (68,630,226)      (38,357,230)
                Proceeds from sales of loans held for sale                          74,785,058        30,780,261
                Net gain on loan sales                                                (779,074)         (898,323)
                Net gain on sale of fixed assets                                      (225,672)               --
                Paydown of ESOP loan                                                    78,636                --
                Increase/(decrease) in other liabilities and interest payable         (551,489)          181,988
                (Increase)/decrease in other assets and interest receivable           (853,325)         (729,887)
                                                                                  ------------      ------------
                      Net cash from operating activities                          $  7,785,481      $ (5,591,035)
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


NOTE B--EARNINGS AND DIVIDENDS PER COMMON SHARE

Earnings per common share have been computed based on the weighted average number of shares outstanding during the periods presented. The number of shares used in the computation of basic earnings per common share was 4,084,102 and 4,082,621 for the three and six months ended June 30, 1999 and 4,066,316 and 4,066,316 for the three and six months ended June 30, 1998. The number of shares used in the computation of diluted earnings per common share was 4,088,650 and 4,091,717 for the three and six months ended June 30, 1999 and 4,082,316 and 4,082,716 for the three and six months ended June 30, 1998.


NOTE C-- ACCOUNTING STANDARD IMPLEMENTED IN 1999

No new accounting standards have been implemented during the first six months of 1999.


NOTE D-- RISK ELEMENTS AND LOAN LOSS RESERVE

There have been no changes in the Risk Elements and Loan Loss Reserve activity that would materially effect the Corporation's financial position or results of operations for the three and six months ended June 30, 1999.


NOTE E - BENEFIT PLANS

The Company's Board of Directors adopted a stock option plan in 1997. Under the terms of this plan, options for up to 400,000 shares of the Company's common stock may be granted to key employees and directors of the Company and its subsidiaries. Stock option plans are used to reward employees and provide them with an additional equity interest. Options are issued for 10 year periods with varying vesting periods. The exercise price of the options is determined at the time of grant by a committee of the Board of Directors and cannot be less than the fair market value of the stock on the date of grant.

SFAS No. 123 requires proforma disclosures for companies that do not adopt its fair value accounting method for stock-based employee compensation. Accordingly, the following proforma information presents net income and earnings per common share had the fair value method been used to measure compensation cost for stock option plans. Compensation cost actually recognized for stock options was $-0-for the six months ended June 30, 1999 and 1998.

                                                                         1999              1998
                                                                         ----              ----
          Net income for the six months ended June 30                 $2,326,701        $2,029,439
          Proforma net income for the six months ended June 30         2,285,386         1,966,799

          Basic and diluted earnings per common share as reported     $      .57        $      .50
          Proforma basic and diluted earnings per common share        $      .56        $      .46

The proforma effects are computed using option pricing models, using the following weighted-average assumptions as of grant date.

                                            1999 Grant      1998 Grant      1997 Grant
                                            ----------      ----------      ----------
          Risk-free interest rate              5.38%           5.38%           6.50%
          Expected option life                   10              10              10
          Expected stock price volatility      7.13%           5.45%           5.45%
          Dividend yield                       2.67%           2.16%           2.39%

In future years, the proforma effect of not applying this standard is expected to increase as additional options are granted.

Information about option grants follows:

                                           Number of
                                          Outstanding      Exercise
                                            Options          Price
                                            -------          -----
          Outstanding, January 1, 1999      217,800         $15.09
          Granted                             4,750          18.50
          Exercised                            (200)         14.19
                                            -------

          Outstanding, June 30, 1999        222,350          15.15

Options outstanding and exercisable at June 30, 1999 were as follows:

                                           Outstanding                   Exercisable
                                           -----------                   -----------
                                               Weighted Average                  Weighted
                                                   Remaining                      Average
          Exercise                                Contractual                    Exercise
          Prices                      Number    Life (in years)     Number         Price
          ------                      ------    ---------------     ------         -----
          $14.19                      172,100        7.84           33,700        $14.19
          $18.50                       50,250        8.96            9,000            --
                                      -------                       ------
          Outstanding at year end     222,350        8.09           42,700         14.19

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

CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
RURBAN FINANCIAL CORP. AND SUBSIDIARIES

NOTE F - SEGMENT INFORMATION (Continued)

1999
----                                             Mortgage        Data                      Total       Intersegment   Consolidated
                                    Banking       Banking     Processing      Other       Segments     Elimination       Totals
                                    -------       -------     ----------      -----       --------     -----------       ------
Income statement information:
-----------------------------
Net interest income (expense)    $ 11,033,077   $   285,320   $  (75,329)  $  (19,221)  $ 11,223,847   $         --   $ 11,223,847

Other revenue - external
  customers                         1,374,470       535,085    2,154,366    1,478,491      5,542,412        (80,323)     5,462,089

Other revenue - other segments        (28,545)           --      678,237       28,545        678,237       (678,237)            --
                                 ------------   -----------   ----------   ----------   ------------   ------------   ------------
Net interest income
  and other revenue                12,379,002       820,405    2,757,274    1,487,815     17,444,496       (758,560)    16,685,936

Noninterest expense                 7,716,307       801,262    2,480,234    2,592,447     13,590,250       (758,560)    12,831,690

Significant non-cash items:
     Depreciation and
      amortization                    379,676        44,501      589,233       90,345      1,103,755             --      1,103,755
     Provision for loan losses       (552,000)           --           --           --       (552,000)            --       (552,000)

Income tax expense (benefit)        1,252,646         4,036       94,194     (375,331)       975,545             --        975,545

Segment profit (loss)               2,858,049        15,107      182,847     (729,302)     2,326,701             --      2,326,701

Balance sheet information:
--------------------------
Total assets                      567,515,869    14,504,531    4,825,616    4,416,703    591,262,719    (16,741,064)   574,521,655

Goodwill and intangibles              570,000        45,000           --           --        615,000             --        615,000

Premises and equipment
 expenditures, net                    490,145        (5,715)     289,671       61,947        836,048             --        836,048

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
         of Operations
         -------------

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


LIQUIDITY
---------

Liquidity relates primarily to the Corporation's ability to fund loan demand, meet deposit customers' withdrawl requirements and provide for operating expenses. Assets used to satisfy these needs consist of cash, federal funds sold, interest-bearing deposits on other financial institutions, securities and loans held for sale. These assets are commonly referred to as liquid assets. Liquid assets were $111 million at June 30, 1999, compared to $126 million at December 31, 1998. The $15 million decrease in liquid assets represents normal fluctuation and was not due to any change in policy of management regarding liquidity. Management recognizes that securities may need to be sold in the future to help fund loan demand and, accordingly, as of June 30, 1999, the entire securities portfolio of $84.3 million was classified as available for sale.


CAPITAL RESOURCES
-----------------

Total shareholder's equity net of unearned ESOP shares was $42,596,000 as of June 30, 1999, an increase of $693,000 over $41,903,000 as of December 31, 1998.
The increase was primarily due to 1999 net income of $2,326,701, offset by dividends declared of $823,091 and a net change in unrealized depreciation on securities available for sale, net of tax of $892,432.

The Corporation's subsidiaries exceed the applicable minimum regulatory capital requirements at June 30, 1999.

As of June 30, 1999, management is not aware of any current recommendations by banking regulatory authorities which, if they were to be implemented, would have, or are reasonably likely to have, a material adverse effect on the Corporation's liquidity, capital resources or operations.

IMPACT OF YEAR 2000
-------------------

There have been no material changes in the Corporation's plans to or status of addressing the Year 2000 issue. During the first half of the year, the company spent approximately $337,000 of the budgeted $750,000 of Y2K out of pocket expenses.

All phases of the Y2K plan have been completed. The Corporation has tested its mission critical business applications for Y2K compliance and has found these systems to be Y2K ready. The Corporation has developed extensive and detailed business resumption contingency plans and a liquidity contingency plan. Planned activities during the last half of the calendar year include:

          o    Continued testing of systems
          o Continued contact with customers and vendors to assess their Y2K readiness and its potential impact on the Corporation
          o    Refinement and validation of contingency plans
          o    Employee training in execution of contingency plans
          o Continued Y2K communication efforts to educate and update employees, directors, shareholders, customers and community members and to calm fears which may develop due to sensationalized media coverage of the millennium change.


Supplemental Information
------------------------

Non performing loans decreased $666,000 from December 31, 1998 to $2,956,000 or 0.67% of net loans at June 30, 1999.


Material Changes in Financial Condition
---------------------------------------

Loans and loans held for sale increased $46 million from December 31, 1998 to $453 million at June 30, 1999; an annualized rate of 21.4%.

Deposits grew $25.6 million from December 31, 1998 to $476 million at June 30, 1999; an annualized rate of 11.1%.


Material Changes in Results of Operations
-----------------------------------------

Net interest income for the quarter ended June 30, 1999 was $5,776,669, an increase of $350,031 (6.5%) over the same period in 1998. This increase was primarily due to an increase in the amount of earning assets.

Total noninterest income increased $586,407 to $2,884,867 for the quarter due mainly to increases in data processing fees of $233,311, service charges of $52,730 and other income of $406,942 partially offset by decreases in trust fees, gains on sales of securities and gains on sales of loans. Other income for the quarter included a $220,000 gain on sale of a branch site.

Total noninterest expenses increased $515,759 for the quarter ended June 30, 1999 when compared to the same period in 1998. Salaries and employee benefits increased $409,777 (12.4%) due to annual merit increases and the hiring of additional loan officers and data processing staff. Equipment expense increased $138,473 (23.3%), primarily due to the purchase of a second mainframe computer in September 1998.

(CONTINUED)


Income tax expense for the quarter was $608,770, an increase of $157,867 over the same period in 1998.

The result of all of these factors was an increase in net income of $256,812 to $1,274,651 for the three months ended June 30, 1999 when compared to the same period in 1998.


Item 3:  Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------

There have been no material changes in the Company's quantitative and qualitative market risks since December 31, 1998. The following table compares rate sensitive assets and liabilities as of June 30, 1999 to December 31, 1998.

Principal/Notional Amount Maturing In:
(Dollars In Thousands)

                                        First       Years
                                        Year        1 to 5     Thereafter       Total
                                        ----        ------     ----------       -----
Comparison of 6/30/99 to 12/31/98
Total rate sensitive assets:
   At December 31, 1998               $230,007     $231,979     $ 41,876      $503,862
   At June 30, 1999                    284,621      241,252       18,066       543,939
                                      --------     --------     --------      --------
   Increase (decrease)                  54,614        9,273      (23,810)       40,077

Total rate sensitive liabilities:
   At December 31, 1998               $283,558     $112,996     $ 92,649      $489,203
   At June 30, 1999                    305,872      128,175       92,808       526,855
                                      --------     --------     --------      --------
   Increase (decrease)                  22,314       15,179         (159)       37,652

Total rate sensitive assets increased approximately $40 million during the six months, due to a $46 million increase in loans. Of this increase, $40 million was in Commercial loans.

Total rate sensitive liabilities increased approximately $38 million during the six months. Deposits increased $25 million primarily certificates of deposits and money market accounts. During the six months, as part of the Y2K liquidity planning effort, customers were encouraged to lengthen certificate of deposit maturities, resulting in an increase of $15 million in rate sensitive liabilities with maturities from over one to five years.

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


                                          RURBAN FINANCIAL CORP.


Date  August 16, 1999                     By /s/ Thomas C. Williams
    -------------------                      ---------------------------
                                                 Thomas C. Williams
                                                   President & CEO


                                          By /s/ Richard C. Warrener
                                             ---------------------------
                                                Richard C. Warrener
                                             Executive Vice President &
                                               Chief Financial Officer

                                INDEX TO EXHIBITS
                                -----------------

EXHIBIT NO.                                        DESCRIPTION
-----------                                        -----------
27                                                 FINANCIAL DATA SCHEDULE