Form 10-Q
period 1999-09-30
RURBAN FINANCIAL CORP
filed 1999-11-12
CIK 767405

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999.
                                              ------------------
                                       OR

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

         The number of common shares of Rurban Financial Corp. outstanding was 4,140,718 on November 1, 1999.

                         PART 1 - FINANCIAL INFORMATION
                         ------------------------------

Item 1. Financial statements
----------------------------

         The interim consolidated financial statements of Rurban Financial Corp. are unaudited; however, the information contained herein reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of financial condition and results of operations for the interim periods presented. All adjustments reflected in these financial statements are of a normal recurring nature in accordance with Rule 10- 01(b) (8) of Regulation S-X. Results of operations for the nine months ended September 30, 1999 are not necessarily indicative of the results for the complete year.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
RURBAN FINANCIAL CORP. AND SUBSIDIARIES

                                                          September 30      December 31
                                                              1999             1998
                                                          ------------     ------------
                                                           (Unaudited)        (Note)
ASSETS

   Cash and due from banks                                $ 19,192,339     $ 16,790,423
   Federal funds sold                                          800,000        8,718,721
                                                          ------------     ------------
         Total cash and cash equivalents                    19,992,339       25,509,144
   Interest-bearing deposits in other
      financial institutions                                   180,000          180,000
   Securities available for sale                            85,232,692       82,142,929
   Loans held for sale, net of valuation allowance
      ($-0-)                                                 9,660,212       18,509,275
   Loans, net of allowance for losses of $5,804,781
      in 1999 and $5,408,854 in 1998                       468,423,145      388,560,699
   Premises and equipment, net                              11,902,324       11,400,045
   Accrued interest and other assets                        12,513,285       10,852,687
                                                          ------------     ------------

         Total assets                                     $607,903,997     $537,154,779
                                                          ============     ============

                                   (Continued)

CONDENSED CONSOLIDATED BALANCE SHEETS - CONTINUED (UNAUDITED)
RURBAN FINANCIAL CORP. AND SUBSIDIARIES

                                                            September 30       December 31
                                                                1999              1998
                                                            (Unaudited)          (Note)
                                                            ------------      ------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
   Deposits
      Noninterest bearing                                   $ 46,314,411      $ 48,135,487
      Interest bearing                                       452,161,731       402,677,736
                                                            ------------      ------------
         Total deposits                                      498,476,142       450,813,223

   Federal funds purchased                                    17,951,000         9,500,000
   Short term notes payable                                    6,800,000                --
   Advances from Federal Home Loan Bank (FHLB)                36,100,547        28,890,290
   Accrued interest payable                                    2,017,135         1,685,437
   Other liabilities                                           3,235,003         4,362,879
                                                            ------------      ------------
         Total liabilities                                   564,579,827       495,251,829

Shareholders' equity
   Common stock, stated value $2.50 per share
      shares authorized: 10,000,000; shares
      issued: 4,575,702;
      shares outstanding:
         1999 - 4,140,718, 1998 - 4,140,518                   11,439,255        11,439,255
   Additional paid-in capital                                 11,518,727        11,518,727
   Retained earnings                                          29,016,756        26,508,897
   Accumulated other comprehensive income, net of
      tax of $(517,474) in 1999 and $104,536 in 1998          (1,004,509)          202,922
   Less: Unearned ESOP shares (unearned shares:
      1999 - 51,752 1998 - 73,502)                              (982,951)       (1,100,905)
   Less: Treasury stock, at cost 1999 - 434,984 shares
      at cost, 1998 - 435,184 shares at cost                  (6,663,108)       (6,665,946)
                                                            ------------      ------------


         Total shareholders' equity                           43,324,170        41,902,950
                                                            ------------      ------------

         Total liabilities and shareholders' equity         $607,903,997      $537,154,779
                                                            ============      ============

See notes to condensed consolidated unaudited financial statements

Note: The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
RURBAN FINANCIAL CORP. AND SUBSIDIARIES

                                                             Three Months Ended
                                                                September 30
                                                         ---------------------------
                                                            1999            1998
                                                         -----------     -----------
Interest income
   Interest and fees on loans                            $10,399,874     $ 8,782,192
   Interest and dividends on securities:
         Taxable                                           1,083,024         996,248
         Tax-exempt                                          135,130          73,737
   Other                                                      68,711         284,657
                                                         -----------     -----------
         Total interest income                            11,686,739      10,136,834

Interest expense
   Deposits                                                4,872,465       4,354,293
   Borrowings                                                765,831         385,531
                                                         -----------     -----------
         Total interest expense                            5,638,296       4,739,824
                                                         -----------     -----------

Net interest income                                        6,048,443       5,397,010
   Provision for loan losses                                 279,000         270,000
                                                         -----------     -----------

Net interest income after provision
   for loan losses                                         5,769,443       5,127,010

Noninterest income
   Data processing fees                                    1,109,591       1,062,075
   Trust fees                                                574,161         576,549
   Service charges on deposit accounts                       377,885         329,031
   Net gain on sale of securities                             13,521           9,495
   Net gain on sale of loans                                 248,694         308,881
   Other                                                     140,458         169,937
                                                         -----------     -----------
         Total noninterest income                          2,464,310       2,455,968

Noninterest expense
   Salaries and employee benefits                          3,548,925       3,210,187
   Net occupancy expense                                     289,898         280,460
   Equipment expense                                         728,087         611,657
   Other                                                   1,576,501       1,845,063
                                                         -----------     -----------

         Total noninterest expense                         6,143,411       5,947,367
                                                         -----------     -----------

Income before income taxes                                 2,090,342       1,635,611
   Income tax expense                                        672,024         520,241
                                                         -----------     -----------

Net income                                               $ 1,418,318     $ 1,115,370
                                                         ===========     ===========
Basic and diluted earnings per common share (Note B)     $      0.35     $      0.27
                                                         ===========     ===========

See notes to condensed consolidated unaudited financial statements

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
RURBAN FINANCIAL CORP. AND SUBSIDIARIES

                                                             Nine Months Ended
                                                                September 30
                                                         ---------------------------
                                                            1999            1998
                                                         -----------     -----------
Interest Income
   Interest and fees on loans                            $29,226,108     $26,095,258
   Interest and dividends on securities:
         Taxable                                           3,146,891       2,942,880
         Tax-exempt                                          369,099         211,783
   Other                                                     306,435         657,560
                                                         -----------     -----------
               Total interest income                      33,048,533      29,907,481

Interest Expense
   Deposits                                               13,845,072      12,946,140
   Borrowings                                              1,931,171         929,179
                                                         -----------     -----------
         Total interest expense                           15,776,243      13,875,319
                                                         -----------     -----------

Net interest income                                       17,272,290      16,032,162
   Provision for loan losses                                 831,000         810,000
                                                         -----------     -----------

Net interest income after provision
   for loan losses                                        16,441,290      15,222,162

Noninterest income
   Data processing fees                                    3,263,957       2,607,026
   Trust fees                                              1,833,837       1,922,291
   Service charges on deposit accounts                     1,065,485         896,824
   Net gain (loss) on sale of securities                      15,436          47,331
   Net gain on sale of loans                               1,027,768       1,207,204
   Other                                                     719,916         435,732
                                                         -----------     -----------
         Total noninterest income                          7,926,399       7,116,408

Noninterest expense
   Salaries and employee benefits                         10,794,344       9,762,982
   Net occupancy expense                                     884,287         813,639
   Equipment expense                                       2,173,463       1,764,537
   Other                                                   5,123,007       5,368,465
                                                         -----------     -----------
         Total noninterest expense                        18,975,101      17,709,623
                                                         -----------     -----------

Income before income taxes                                 5,392,588       4,628,947
   Income tax expense                                      1,647,569       1,484,138
                                                         -----------     -----------

Net income                                               $ 3,745,019     $ 3,144,809
                                                         ===========     ===========
Basic and diluted earnings per common share (Note B)     $      0.92     $      0.77
                                                         ===========     ===========

See notes to condensed consolidated unaudited financial statements

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS EQUITY (UNAUDITED)
RURBAN FINANCIAL CORP. AND SUBSIDIARIES

                                                                             Accumulated
                                                                                Other
                                                   Additional                Comprehensve    Unearned
                                        Common      Paid-In      Retained    Income, Net       ESOP        Treasury
                                         Stock      Capital      Earnings       of Tax        Shares         Stock         Totals
                                      -----------  -----------  -----------  ------------   -----------   -----------   -----------
Balance at January 1, 1999            $11,439,255  $11,518,727  $26,508,897   $   202,922   ($1,100,905)  ($6,665,946)  $41,902,950

Net income for the nine month period           --           --    3,745,019            --            --            --     3,745,019

Net change in unrealized
appreciation (depreciation) on
securities available for sale, net
of tax of $622,010                             --           --           --    (1,207,431)           --            --    (1,207,431)
                                                                                                                        -----------
   Total comprehensive income                                                                                             2,537,588

Cash dividends declared ($0.30 per
share)                                         --           --   (1,237,160)           --            --            --    (1,237,160)

Paydown of ESOP loan                           --           --           --            --       117,954            --       117,954

Issuance of 200 treasury shares
due to exercise of stock options               --           --           --            --            --         2,838         2,838
                                      ---------------------------------------------------------------------------------------------
Balance at September 30, 1999         $11,439,255  $11,518,727  $29,016,756   ($1,004,509)  ($  982,951)  ($6,663,108)  $43,324,170
                                      =============================================================================================

See notes to condensed consolidated unaudited financial statements.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS EQUITY (UNAUDITED)
RURBAN FINANCIAL CORP. AND SUBSIDIARIES

                                                                             Accumulated
                                                                                Other
                                                   Additional                Comprehensve    Unearned
                                        Common      Paid-In      Retained    Income, Net       ESOP        Treasury
                                         Stock      Capital      Earnings       of Tax        Shares         Stock         Totals
                                      -----------  -----------  -----------  ------------   -----------   -----------   -----------
Balance at January 1, 1998            $ 5,719,628  $17,239,088  $23,891,983    $218,840     ($1,299,000)  ($6,676,611)  $39,093,928

Net income for the nine month period           --           --    3,144,809          --              --            --     3,144,809

Net change in unrealized
appreciation (depreciation) on
securities available for sale, net
of tax of $103,122                             --           --           --     200,177              --            --       200,177
                                                                                                                        -----------
   Total comprehensive income                                                                                             3,344,986

Declaration of a 2 for 1 stock split
and issuance of 2,287,851 common
shares                                  5,719,627   (5,719,627)          --          --              --            --            --

Cash dividends declared ($.30 per
share)                                         --           --   (1,241,946)         --              --            --    (1,241,946)
                                      ---------------------------------------------------------------------------------------------
Balance at September 30, 1998         $11,439,255  $11,519,461  $25,794,846    $419,017     ($1,299,000)  ($6,676,611)  $41,196,968
                                      =============================================================================================

See notes to condensed consolidated unaudited financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
RURBAN FINANCIAL CORP. AND SUBSIDIARIES

                                                                      Nine Months Ended
                                                                         September 30
                                                                -------------------------------
                                                                    1999              1998
                                                                ------------      -------------
Cash Flows From Operating Activities:
   Cash received from customers' fees and commissions           $  6,883,195      $  6,135,402
   Cash paid to suppliers and employees                          (17,904,498)      (16,344,565)
   Loans originated for sale                                     (83,452,860)      (57,006,133)
   Proceeds from sales of loans held for sale                     93,329,691        51,947,731
   Interest received                                              31,810,484        29,496,863
   Interest paid                                                 (15,444,545)      (13,811,244)
   Income taxes paid                                              (1,850,000)       (1,540,000)
                                                                ------------      ------------
   Net cash from operating activities                             13,371,467        (1,121,946)

Cash Flows From Investing Activities:
   Net decrease in interest earning desposits
      in other financial institutions                                     --           349,777
Proceeds from principal repayments, maturities and calls of
      Securities available for sale                               24,931,904        17,321,235
Proceeds from sales of available for sale securities              18,134,400        24,229,557
Purchase of securities available for sale                        (48,024,426)      (51,111,695)
Net increase in loans                                            (81,135,246)       (8,338,156)
Recoveries on loan charge-offs                                       441,800           268,018
Premises and equipment expenditures                               (1,712,486)       (3,763,946)
                                                                ------------      ------------
      Net cash from investing activities                         (87,364,054)      (21,045,210)

Cash Flows From Financing Activities:
   Net change in deposits                                         47,662,919         6,803,963
   Net change in federal funds purchased                           8,451,000        (4,929,000)
   Proceeds from short term note payable                           6,800,000                --
   Proceeds from FHLB advances                                     9,000,000        25,100,000
   Repayment of FHLB advances                                     (1,789,743)       (1,178,275)
   Proceeds from exercise of stock options                             2,838                --
   Dividends paid                                                 (1,651,232)       (1,241,946)
                                                                ------------      ------------
      Net cash from financing activities                          68,475,782        24,554,742
                                                                ------------      ------------

Net change in cash and cash equivalents                           (5,516,805)        2,387,586

Cash and cash equivalents at beginning of period                  25,509,144        22,222,385
                                                                ------------      ------------

Cash and cash equivalents at end of period                      $ 19,992,339      $ 24,609,971
                                                                ============      ============

See notes to condensed consolidated unaudited financial statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED (UNAUDITED)
RURBAN FINANCIAL CORP. AND SUBSIDIARIES

                                                                                  Nine Months Ended
                                                                                     September 30
                                                                           ------------------------------
                                                                               1999              1998
                                                                           ------------      ------------
Reconciliation Of Net Income To Net
   Cash From Operating Activities
   Net income                                                              $  3,745,019         3,144,809
   Adjustments to reconcile net income to net cash from operating activities:
         Depreciation and amortization                                        1,490,442         1,172,636
         Amortization of intangible assets                                      157,500           208,422
         Provision for loan losses                                              831,000           810,000
         Net gain on sale of securities available for sale                      (15,436)          (47,331)
         Loans originated for sale                                          (83,452,860)      (57,006,133)
         Proceeds from sales of loans held for sale                          93,329,691        51,947,731
         Net gain on loan sales                                              (1,027,768)       (1,207,204)
         Net gain on sale of fixed assets                                      (225,881)               --
         Paydown of ESOP loan                                                   117,954                --
         Increase/(decrease) in other liabilities and interest payable         (382,106)          254,428
         (Increase)/decrease in other assets and interest receivable         (1,196,088)         (399,304)
                                                                           ------------      ------------
            Net cash from operating activities                             $ 13,371,467      $ (1,121,946)
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

NOTE B--EARNINGS AND DIVIDENDS PER COMMON SHARE

Earnings per common share have been computed based on the weighted average number of shares outstanding during the periods presented. The number of shares used in the computation of basic earnings per common share was 4,078,091 and 4,078,085 for the three and nine months ended September 30, 1999 and 4,059,322 and 4,063,505 for the three and nine months ended September 30, 1998. The number of shares used in the computation of diluted earnings per common share was 4,080,100 and 4,086,834 for the three and nine months ended September 30, 1999 and 4,078,063 and 4,085,665 for the three and nine months ended September 30, 1998.

NOTE C-- ACCOUNTING STANDARD IMPLEMENTED IN 1999

No new accounting standards have been implemented during the first nine months of 1999.

NOTE D-- RISK ELEMENTS AND LOAN LOSS RESERVE

There have been no changes in the Risk Elements and Loan Loss Reserve activity that would materially effect the Corporation's financial position or results of operations for the three and nine months ended September 30, 1999.

NOTE E - BENEFIT PLANS

The Corporation's Board of Directors adopted a stock option plan in 1997. Under the terms of this plan, options for up to 400,000 shares of the Corporation's common stock may be granted to key employees and directors of the Corporation and its subsidiaries. Stock option plans are used to reward employees and provide them with an additional equity interest. Options are issued for 10 year periods with varying vesting periods. The exercise price of the options is determined at the time of grant by a committee of the Board of Directors and cannot be less than the fair market value of the stock on the date of grant.

SFAS No. 123 requires proforma disclosures for companies that do not adopt its fair value accounting method for stock-based employee compensation. Accordingly, the following proforma information presents net income and earnings per common share had the fair value method been used to measure compensation cost for stock option plans. Compensation cost actually recognized for stock options was $-0-for the nine months ended September 30, 1999 and 1998.

                                                                  1999              1998
                                                                  ----              ----

Net income for the nine months ended September 30              $3,745,019        $3,144,809
Proforma net income for the nine months ended September 30      3,681,660         3,038,157

Basic and diluted earnings per common share as reported        $      .92        $      .77
Proforma basic and diluted earnings per common share           $      .90        $      .74

The proforma effects are computed using option pricing models, using the following weighted-average assumptions as of grant date.

                                            1999 Grant    1998 Grant     1997 Grant
                                            ----------    ----------     ----------
Risk-free interest rate                        5.38%         5.38%         6.50%
Expected option life                             10            10            10
Expected stock price volatility                7.13%         5.45%         5.45%
Dividend yield                                 2.67%         2.16%         2.39%

In future years, the proforma effect of not applying this standard is expected to increase as additional options are granted.

Information about option grants follows:

                                                       Number of
                                                      Outstanding         Exercise
                                                        Options            Price
                                                        -------            -----
Outstanding, January 1, 1999                            217,800           $15.09
Granted                                                   4,750            18.50
Forfeitures                                              (1,000)           18.50
Exercised                                                  (200)           14.19
                                                        -------

Outstanding, September 30, 1999                         221,350            15.15

Options outstanding and exercisable at June 30, 1999 were as follows:

                                  Outstanding            Exercisable
                                  -----------            -----------
                                         Weighted Average                 Weighted
                                             Remaining                    Average
Exercise                                    Contractual                   Exercise
Prices                        Number      Life (in years)  Number          Price
------                        ------      ---------------  ------          -----
$14.19                        172,100           7.59       33,700         $14.19
$18.50                         49,250           8.71        8,900          18.50
                              -------                      ------
Outstanding at year end       221,350           7.84       42,600          15.09

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

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
RURBAN FINANCIAL CORP. AND SUBSIDIARIES

NOTE F - SEGMENT INFORMATION (Continued)

                                                  Mortgage      Data                         Total      Intersegment    Consolidated
1999                                 Banking       Banking    Processing      Other         Segments     Elimination       Totals
----                                 -------       -------    ----------      -----         --------     -----------       ------
Income statement information:
-----------------------------
Net interest income (expense)     $ 17,095,150   $  397,609   $ (107,662)  $  (112,808)  $  17,272,290   $      --     $  17,272,290

Other revenue - external
  customers                          1,949,922      677,056    3,263,957     2,224,700       8,115,636      (189,237)     7,926,399

Other revenue - other segments            --           --      1,018,005        44,888       1,062,893    (1,062,893)          --
                                  ------------   ----------   ----------   -----------   -------------   -----------   ------------
Net interest income
  and other revenue                 19,045,072    1,074,666    4,174,300     2.156,780      26,405,930    (1,252,129)    25,198,689

Noninterest expense                 11,562,194    1,059,977    3,765,710     3,839,350      20,227,231    (1,252,129)    18,975,101

Significant non-cash items:
       Depreciation and
        amortization                   470,159       74,963      811,916       133,404       1,490,442          --        1,490,442
       Provision for loan losses      (831,000)        --           --            --          (831,000)         --         (831,000)

Income tax expense (benefit)         2,075,120        4,990      138,920      (571,462)      1,647,569          --        1,647,569

Segment profit (loss)                4,576,759        9,698      269,670    (1,111,108)      3,745,019          --        3,745,019

Balance sheet information:
--------------------------
Total assets                       602,556,460   13,794,554    5,380,934     4,653,254     626,385,202   (18,481,204)   607,903,997

Goodwill and intangibles               525,000       37,500         --            --           562,500          --          562,500

Premises and equipment                 395,909        2,194    1,265,626        48,757       1,712,486          --        1,712,486
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

LIQUIDITY
---------

Liquidity relates primarily to the Corporation's ability to fund loan demand, meet deposit customers' withdrawl requirements and provide for operating expenses. Assets used to satisfy these needs consist of cash, federal funds sold, interest-bearing deposits in other financial institutions, securities and loans held for sale. These assets are commonly referred to as liquid assets. Liquid assets were $115 million at September 30, 1999, compared to $126 million at December 31, 1998. The $11 million decrease in liquid assets represents normal fluctuation and was not due to any change in policy of management regarding liquidity. Management recognizes securities may need to be sold in the future to help fund loan demand and, accordingly, as of September 30, 1999, the entire securities portfolio of $85.2 million was classified as available for sale.

CAPITAL RESOURCES
-----------------

Total shareholder's equity net of unearned ESOP shares was $43,324,170 as of September 30, 1999, an increase of $1,421,220 over $41,902,950 as of December 31, 1998. The increase was a result of 1999 net income of $3,745,019, offset by dividends declared of $1,237,160, net change in unrealized depreciation on securities available for sale, net of tax of $1,207,431, and a reduction in unearned ESOP shares of $117,954.

The Corporation's subsidiaries exceed the applicable "well capitalized" regulatory capital requirements at September 30, 1999.

As of September 30, 1999, management is not aware of any current recommendations by banking regulatory authorities which, if they were to be implemented, would have, or are reasonably likely to have, a material adverse effect on the Corporation's liquidity, capital resources or operations.

IMPACT OF YEAR 2000
-------------------

There have been no material changes in the Corporation's plans to or status of addressing the Year 2000 issue. During the first nine months of the year, the Corporation spent approximately $465,000 of the budgeted $750,000 of Y2K out of pocket expenses.

All phases of the Y2K plan have been completed. The Corporation has tested its mission critical business applications for Y2K compliance and has found these systems to be Y2K ready. The Corporation has developed extensive and detailed business resumption contingency plans and a liquidity contingency plan. Planned activities during the final quarter of the calendar year include:

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

Supplemental Information
------------------------

Non performing loans decreased $890,000 from December 31, 1998 to $2,732,000 or 0.58% of net loans at September 30, 1999.

Material Changes in Financial Condition
---------------------------------------

Loans and loans held for sale increased $71 million from December 31, 1998 to $478 million at September 30, 1999; an annualized rate of 23.6%.

Deposits grew $48 million from December 31, 1998 to $498 million at September 30, 1999; an annualized rate of 14.1%.

Federal Funds purchased, short term notes payable and Federal Home Loan advances increased $22 million from December 31, 1998 to $61 million at September 30, 1999; an annualized increase of 78.0%.

Material Changes in Results of Operations
-----------------------------------------

Net interest income for the quarter ended September 30, 1999 was $6,048,443, an increase of $651,433 (12.1%) over the same period in 1998. This increase was primarily due to an increase in the amount of earning assets.

Total non-interest income increased $8,342 to $2,464,310 for the quarter. Service charges on deposits increased $48, 854 (14.8%), net gains on sale of loans decreased $60,187 (19.5%) and other non-interest income declined $29,479 (17.4%). Data processing fees increased $47,516 (4.5%). However, on a recurring basis, data processing fees increased $342,000 as the third quarter of 1998 contained non-recurring fees of $294,000.

Total noninterest expense increased $196,044 (3.3%) for the quarter ended September 30, 1999 when compared to the same period in 1998. Salaries and employee benefits increased $338,738 (10.6%) due to annual merit increases and the hiring of additional loan officers and data processing staff. Equipment expense increased $116,430 (19%) primarily due to the addition of a second mainframe computer at RDSI. Other operating expense decreased $268,562 (14%).

Income tax expense for the quarter was $672,024, an increase of $151,783 over the same period in 1998.

The net result of these factors was an increase in net income of $302,948 to $1,418,318 for the three months ended September 30, 1999 when compared to the same period in 1998.

Net interest income for the nine months ended September 30, 1999 was $17,272,290 an increase of $1,240,128 (8%) over the same period in 1998. The increase was a primarily due to an increase in earning assets.

Total non-interest income increased $809,991 for the nine months ended September 30, 1999. Data processing increased $656,931 (25%) as a result of an increase in community banks serviced from 34 in September 1998 to 50 in September 1999. Service charges on deposits increased $168,661 (19%), net gains on sale of loans decreased $179,436 (15%) and other income increased $284,184 (65%) primarily due to a $220,000 gain on the sale of a branch site in the second quarter.

Total non interest expense increased $1,265,478 (7%) for the nine months ended September 30, 1999, when compared to the same period of 1998. Salaries and employee benefits increased $1,031,362 (11%), equipment and occupancy increased $479,574 (19%) primarily due to increased hardware and software depreciation related to the September 1998 purchase of RDSI's second mainframe computer and subsequent growth in the volume of accounts processed and other expenses decreased $245,458 (5%).

Income tax expense for the nine months was $1,647,569, an increase of $163,431 over the same period in 1998.

The net result of these factors was an increase in net income of $600,210 to $3,745,019 for the nine months ended September 30, 1999 when compared to the same period in 1998.

Item 3:  Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------

There have been no material changes in the Company's quantitative and qualitative market risks since December 31, 1998. The following table compares rate sensitive assets and liabilities as of September 30, 1999 to December 31, 1998.

Principal/Notional Amount Maturing In:
(Dollars In Thousands)
                                                                    First        Years
                                                                     Year        1 to 5     Thereafter       Total
                                                                     ----        ------     ----------       -----
Comparison of 9/30/99 to 12/31/98
Total rate sensitive assets:
   At December 31, 1998                                            $230,007     $231,979     $ 41,876      $503,862
   At September 30, 1999                                            283,711      264,727       21,648       570,086
                                                                   --------     --------     --------      --------
   Increase (decrease)                                               53,704       32,748      (20,228)       66,224

Total rate sensitive liabilities:
   At December 31, 1998                                            $283,558     $112,995     $ 92,650      $489,203
   At September 30, 1999                                            341,571      124,643       93,133       559,347
                                                                   --------     --------     --------      --------
   Increase (decrease)                                               58,013       11,648          483        70,144


Total rate sensitive assets increased approximately $66 million for the nine months, due to a $71 million increase in loans. Of this increase, $59 million was in Commercial loans

Total rate sensitive liabilities increased approximately $70 million during the nine months. Deposits increased $48 million primarily certificates of deposits and money market accounts. During the nine months, the increase in rates has caused many customers to shorten their certificate of deposit maturities, resulting in an increase of $58 million in rate sensitive liabilities with maturities within in year.

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

                                          RURBAN FINANCIAL CORP.


Date   November 12, 1999                By    /s/ Thomas C. Williams
                                           ----------------------------
                                                Thomas C. Williams
                                                 President & CEO


                                        By   /s/ Richard C. Warrener
                                           ---------------------------
                                               Richard C. Warrener
                                            Executive Vice President &
                                             Chief Financial Officer