Form 10-K
period 1999-12-31
RURBAN FINANCIAL CORP
filed 2000-03-30
CIK 767405

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934
         For the fiscal year ended December 31, 1999
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from ___________ to ____________

Commission File Number 0-13507

                             RURBAN FINANCIAL CORP.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

              Ohio                                               34-1395608
--------------------------------                            -------------------
(State or other jurisdiction of                               I.R.S. Employer
 incorporation or organization)                             Identification No.)

401 Clinton Street, Defiance, Ohio                                43512
----------------------------------------                    -------------------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code:           (419) 783-8950
                                                            -------------------

Securities registered pursuant to Section 12(b) of the Act:       None
                                                            -------------------

Securities registered pursuant to Section 12(g) of the Act:

   Common Shares, Without Par Value (4,140,718 outstanding at March 10, 2000)
   --------------------------------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X       No
   -----       -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Based upon the closing price of the Common Shares of the Registrant on March 10, 2000, the aggregate market value of the Common Shares of the Registrant held by non-affiliates on that date was $51,729,489.

Documents Incorporated by Reference:

Portions of the Registrant's definitive Proxy Statement for its Annual Meeting of Shareholders to be held on April 24, 2000 are incorporated by reference into
Part III of this Annual Report on Form 10-K.

               Exhibit Index on Page 84 (as numbered sequentially)

                                     PART I
                                     ------

Item 1.    Business.
-------------------

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

           Through its subsidiaries, The State Bank and Trust Company, Defiance, Ohio ("State Bank"), The Peoples Banking Company, Findlay, Ohio ("Peoples Bank"), The First National Bank of Ottawa ("First National Bank") and The Citizens Savings Bank Company, Pemberville, Ohio ("Citizens Savings Bank"), the Corporation is engaged in the business of commercial banking. The Corporation's subsidiary, Rurbanc Data Services, Inc. ("RDSI"), is engaged in the related business of providing data processing services, principally to banks. The Corporation's subsidiary, Rurban Life Insurance Company ("Rurban Life"), is engaged in the related business of accepting life and disability reinsurance ceded in part by American General Assurance Company ("AGAC") from the credit life and disability insurance purchased by customers of the Corporation's banking subsidiaries from AGAC in connection with revolving credit loans secured by mortgages and with certain installment loans made to such customers.

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

                  General Description of Holding Company Group
                  --------------------------------------------

State Bank
----------

           State Bank is an Ohio state-chartered bank. State Bank presently operates six branch offices in Defiance County, Ohio (five in the city of Defiance and one in Ney), one branch office in adjacent Paulding County, Ohio and three branch offices in Fulton County, Ohio (one in each of Delta, Lyons and Wauseon). At December 31, 1999, State Bank had 96 full-time equivalent employees.

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

           RFS' offices are located in State Bank's main offices in Defiance, Ohio. At December 31, 1999, RFS had 29 full-time equivalent employees.

           RMC
           ---

           RMC is an Ohio corporation with its main office located in Clearwater, Florida. RMC is a wholly-owned subsidiary of State Bank. RMC engages in the retail and wholesale mortgage banking business. The principal activities engaged in by RMC are originating, underwriting and servicing first and second residential mortgage loans and selling such loans in the secondary market.

           At December 31, 1999, RMC had 11 full-time equivalent employees.

Peoples Bank
------------

           Peoples Bank is an Ohio state-chartered bank. The main office of Peoples Bank is located in Findlay, Ohio. Peoples Bank provides checking and NOW accounts; passbook savings and money market accounts; time certificates of deposit; automatic teller machines; commercial and consumer loans and real estate mortgage loans; personal and corporate trust services; and safe deposit box rental facilities. Peoples Bank operates one full-service branch in Findlay and one in McComb, Ohio. At December 31, 1999, Peoples Bank had 27 full-time equivalent employees.

First National Bank
-------------------

           First National Bank is a national banking association. The executive offices of First National Bank are located at 405 East Main Street, Ottawa, Ohio. At its present location, First National Bank operates four drive-in teller lanes and an automatic teller machine with a traditional banking lobby on the first floor. First National Bank presently operates no branch offices. At December 31, 1999, First National Bank had 14 full-time equivalent employees.

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

Citizens Savings Bank
---------------------

         Citizens Savings Bank is an Ohio state-chartered bank. The main office of Citizens Savings Bank is located in Pemberville, Ohio. Citizens Savings Bank provides checking and NOW accounts; passbook savings and money market accounts; time certificates of deposit; an automatic teller machine; commercial, consumer, agricultural and residential loans; personal and corporate trust services; commercial leasing; bank credit card services; safe deposit box rentals; and other personalized banking services. Citizens Savings Bank also operates a full-service branch in Gibsonburg, Ohio. At December 31, 1999, Citizens Savings Bank had 24 full-time equivalent employees.

RDSI
----

           Substantially all of RDSI's business is comprised of providing data processing services to 50 financial institutions in Ohio, Michigan and Indiana (including State Bank, Peoples Bank, First National Bank and Citizens Savings
Bank), including information processing for financial institution customer services, loan and deposit account information and data analysis. At December 31, 1999, RDSI had 35 full-time equivalent employees.

Rurban Life
-----------

           Rurban Life commenced its business of transacting insurance as an Arizona life and disability reinsurer in January, 1988. Rurban Life may accept life and disability reinsurance ceded to Rurban Life by an insurance company authorized to write life and disability insurance, provided that the amount accepted does not exceed certain limitations imposed under Arizona law. Rurban Life is not currently authorized to write life and disability insurance on a direct basis. Rurban Life accepts reinsurance ceded in part by AGAC from the credit life and disability insurance purchased by customers of State Bank, Peoples Bank, First National Bank and Citizens Savings Bank from AGAC in connection with revolving credit loans secured by mortgages and with certain installment loans made to such customers by State Bank, Peoples Bank, First National Bank and Citizens Savings Bank. The operations of Rurban Life do not materially impact the consolidated results of operations of the Corporation. As of December 31, 1999, Rurban Life has not accepted any other reinsurance. Rurban Life does not currently intend to accept any other reinsurance in the immediate future. At December 31, 1999, Rurban Life had no employees.

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

                  Financial Services Modernization Act of 1999
                  --------------------------------------------

           On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act, or the Financial Services Modernization Act of 1999, which, effective March 11, 2000, permits bank holding companies to become financial holding companies and thereby affiliate with securities firms and insurance companies and engage in other activities that are financial in nature. A bank holding company may become a financial holding company if each of its subsidiary banks is well capitalized under the Federal Deposit Insurance Corporation Act of 1991 prompt corrective action provisions, is well managed, and has at least a satisfactory rating under the Community Reinvestment Act by filing a declaration that the bank holding company wishes to become a financial holding company. No regulatory approval will be required for a financial holding company to acquire a company, other than a bank or savings association, engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the Federal Reserve Board.

           The Financial Services Modernization Act defines "financial in nature" to include: (i) securities underwriting, dealing and market making; (ii) sponsoring mutual funds and investment companies; (iii) insurance underwriting and agency; (iv) merchant banking activities; and (v) activities that the Federal Reserve Board has determined to be closely related to banking.

           The specific effects of the enactment of the Financial Services Modernization Act on the banking industry in general and on the Corporation and its subsidiaries have yet to be determined due to the fact that the Financial Services Modernization Act was only recently adopted.

           Statistical Financial Information Regarding the Corporation
           -----------------------------------------------------------

           The following schedules and tables analyze certain elements of the consolidated balance sheets and statements of income of the Corporation and its subsidiaries, as required under Exchange Act Industry Guide 3 promulgated by the Securities and Exchange Commission, and should be read in conjunction with the narrative analysis presented in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation and the Consolidated Financial Statements of the Corporation and its subsidiaries included at pages F-1 through F-35 of this Annual Report on Form 10-K.

I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

A.       The following are the average balance sheets for the years ending
         December 31:

ASSETS                                            1999             1998            1997
                                                  ----             ----            ----
Interest-earning assets
     Securities available for sale (1)
         Taxable                              $ 73,661,147    $ 68,465,434    $ 63,329,510
         Non-taxable                             9,442,497       6,191,050       5,827,365
     Federal funds sold                          1,477,880      17,112,858      13,009,024
     Loans, net of unearned income
       and deferred loan fees (2)              461,342,591     376,126,488     342,480,740
                                              ------------    ------------    ------------
         Total interest-earning assets         545,924,115     467,895,830     424,646,639
     Allowance for loan losses                  (5,698,734)     (5,382,901)     (5,245,851)
                                              ------------    ------------    ------------
                                               540,225,381     462,512,929     419,400,788
Noninterest-earning assets
     Cash and due from banks                    16,953,255      15,152,187      14,980,442
     Premises and equipment, net                11,188,449      10,067,321       8,732,846
     Accrued interest receivable and
       other assets                             11,833,035       6,224,187       8,897,276
                                              ------------    ------------    ------------

                                              $580,200,120    $493,956,624    $452,011,352
                                              ============    ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities
     Deposits
         Savings and interest-bearing
           demand deposits                    $ 82,291,784    $ 96,422,897    $ 90,874,940
         Time deposits                         354,626,156     281,227,689     265,046,479
     Federal funds purchased and
       securities sold under agree-
       ments to repurchase                      11,313,555       1,093,099       2,294,882
     Advances from Federal Home
       Loan Bank (FHLB)                         32,332,414      24,222,456       3,907,485
     Other borrowed funds                        4,100,000            --              --
                                              ------------    ------------    ------------
         Total interest-bearing liabilities    484,663,909     402,966,141     362,123,786

Noninterest-bearing liabilities
     Demand deposits                            45,760,449      45,418,691      44,405,121
     Accrued interest payable and
       other liabilities                         6,809,194       5,140,844       3,331,816
                                              ------------    ------------    ------------
                                               537,233,552     453,525,676     409,860,723

Shareholders' equity (3)                        42,966,568      40,430,948      42,150,629
                                              ------------    ------------    ------------

                                              $580,200,120    $493,956,624    $452,011,352
                                              ============    ============    ============

--------------------------------------------------------------------------------
(1) Securities available for sale are carried at fair value. The average balance includes quarterly average balances of the market value adjustments and daily average balances for the amortized cost of securities.
(2) Loan balances include principal balances of nonaccrual loans and loans held for sale.
(3) Shown net of average net unrealized appreciation (depreciation) on securities available for sale, net of tax.

I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL (CONTINUED)

B. The following tables set forth, for the years indicated, the condensed average balances of interest-earning assets and interest-bearing liabilities, the interest earned or paid on such amounts, and the average interest rates earned or paid thereon.

                                                                   1999
                                              ----------------------------------------------
                                                 Average                             Average
                                                 Balance          Interest            Rate
                                                 -------          --------            ----
INTEREST-EARNING ASSETS
     Securities (1)
         Taxable                              $ 73,801,410      $ 4,553,538            6.17%
         Non-taxable                            10,019,393          754,935 (2)        7.53 (2)
     Federal funds sold                          1,477,880           76,408            5.17
     Loans, net of unearned income and
       deferred loan fees                      461,342,591 (3)   39,824,608 (4)        8.63
                                              ------------      -----------

         Total interest-earning assets        $546,641,274       45,209,489 (2)        8.27% (2)
                                              ============

INTEREST-BEARING LIABILITIES
     Deposits
         Savings and interest-bearing
           demand deposits                    $ 82,291,784        1,674,222            2.03%
         Time deposits                         354,626,156       17,352,230            4.89
     Federal funds purchased and
       securities sold under agree-
       ments to repurchase                      11,313,555          617,027            5.45
     Advances from FHLB                         32,332,414        1,765,513            5.46
     Other borrowed funds                        4,100,000          334,921            8.17
                                              ------------      -----------

         Total interest-bearing liabilities   $484,663,909       21,743,913            4.49%
                                              ============      -----------


Net interest income                                             $23,465,576 (2)
                                                                ===========

Net interest income as a percent
  of average interest-earning assets                                                   4.29% (2)

--------------------------------------------------------------------------------
(1) Securities balances represent daily average balances for the amortized cost of securities. The average rate is calculated based on the amortized cost of securities.
(2) Computed on tax equivalent basis for non-taxable securities (34% statutory tax rate in 1999).
(3) Loan balances include principal balances of nonaccrual loans and loans held for sale.
(4)      Includes net fees on loans of $1,368,444 in 1999.

I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL (CONTINUED)

                                                                   1998
                                              ----------------------------------------------
                                                 Average                             Average
                                                 Balance          Interest            Rate
                                                 -------          --------            ----
INTEREST-EARNING ASSETS
     Securities (1)
         Taxable                              $ 68,282,845      $ 3,939,667            5.77%
         Non-taxable                             6,090,977          492,812 (2)        8.09 (2)
     Federal funds sold                         17,112,858          896,714            5.24
     Loans, net of unearned income and
       deferred loan fees                      376,126,488 (3)   34,131,651 (4)        9.07
                                              ------------      -----------

         Total interest-earning assets        $467,613,168       39,460,844 (2)        8.44%(2)
                                              ============

INTEREST-BEARING LIABILITIES
     Deposits
         Savings and interest-bearing
           demand deposits                    $ 96,422,897        2,121,304            2.20%
         Time deposits                         281,227,689       15,221,462            5.41
     Federal funds purchased and
       securities sold under agree-
       ments to repurchase                       1,093,099           62,853            5.75
     Advances from FHLB                         24,222,456        1,337,080            5.52
                                              ------------      -----------
         Total interest-bearing liabilities   $402,966,141       18,742,699            4.65%
                                              ============      -----------


Net interest income                                             $20,718,145 (2)
                                                                ===========

Net interest income as a percent
  of average interest-earning assets                                                   4.43%(2)
                                                                                       ====

--------------------------------------------------------------------------------
(1) Securities balances represent daily average balances for the amortized cost of securities. The average rate is calculated based on the amortized cost of securities.
(2) Computed on tax equivalent basis for non-taxable securities (34% statutory tax rate in 1998).
(3) Loan balances include principal balances of nonaccrual loans and loans held for sale.
(4)      Includes net fees on loans of $1,041,507 in 1998.

I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL (CONTINUED)

                                                                   1997
                                              ----------------------------------------------
                                                 Average                             Average
                                                 Balance          Interest            Rate
                                                 -------          --------            ----
INTEREST-EARNING ASSETS
     Securities (1)
         Taxable                              $ 63,305,000      $ 3,900,143          6.16%
         Non-taxable                             5,804,824          473,148 (2)      8.15 (2)
     Federal funds sold                         13,009,024          753,081          5.79
     Loans, net of unearned income and
       deferred loan fees                      342,480,740 (3)   31,616,158 (4)      9.23
                                              ------------      -----------

         Total interest-earning assets        $424,599,588       36,742,530 (2)      8.65%(2)
                                              ============


INTEREST-BEARING LIABILITIES
     Deposits
         Savings and interest-bearing
           demand deposits                    $ 90,874,940        1,971,334          2.17%
         Time deposits                         265,046,479       14,334,398          5.41
     Federal funds purchased and
       securities sold under agree-
       ments to repurchase                       2,294,882          161,505          7.04
     Advances from FHLB                          3,907,485          221,918          5.68
                                              ------------      -----------

         Total interest-bearing liabilities   $362,123,786       16,689,155          4.61%
                                              ============      -----------


Net interest income                                             $20,053,375 (2)
                                                                ===========

Net interest income as a percent
  of average interest-earning assets                                                  4.72%(2)
                                                                                      ====

--------------------------------------------------------------------------------

(1) Securities balances represent daily average balances for the amortized cost of securities. The average rate is calculated based on the amortized cost of securities.
(2) Computed on tax equivalent basis for non-taxable securities (34% statutory tax rate in 1997).
(3) Loan balances include principal balances of nonaccrual loans and loans held for sale.
(4)      Includes net fees on loans of $891,330 in 1997.

I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL (CONTINUED)

C. The following tables set forth the effect of volume and rate changes on interest income and expense for the periods indicated. For purposes of these tables, changes in interest due to volume and rate were determined as follows:

         Volume Variance - change in volume multiplied by the previous year's rate.
         Rate Variance - change in rate multiplied by the previous year's volume.
         Rate/Volume Variance - change in volume multiplied by the change in rate. This variance was allocated to volume variance and rate variance in proportion to the relationship of the absolute dollar amount of the change in each.
         Interest on non-taxable securities has been adjusted to a fully tax equivalent basis using a statutory tax rate of 34% in 1999, 1998 and 1997.


                                               Total      Variance Attributable To
                                             Variance     ------------------------
                                             1999/1998      Volume          Rate
                                             ---------      ------          ----
INTEREST INCOME
     Securities
         Taxable                            $  613,871    $  330,288    $   283,583
         Non-taxable                           262,123       298,100        (35,977)
     Federal funds sold                       (820,306)     (808,503)       (11,803)
     Loans, net of unearned income
       and deferred loan fees                5,692,957     7,422,832     (1,729,875)
                                            ----------    ----------    -----------
                                             5,748,645     7,242,717     (1,494,072)

INTEREST EXPENSE
     Deposits
         Savings and interest-bearing
           demand deposits                    (447,082)     (295,430)      (151,652)
         Time deposits                       2,130,768     3,693,953     (1,563,185)
     Federal funds purchased and
         securities sold under agreements
         to repurchase                         554,174       557,577         (3,403)
     Advances from FHLB                        428,433       442,995        (14,562)
     Other borrowed funds                      334,921       334,921             --
                                            ----------    ----------    -----------
                                             3,001,214     4,734,016     (1,732,802)
                                            ----------    ----------    -----------

NET INTEREST INCOME                         $2,747,431    $2,508,701    $   238,730
                                            ==========    ==========    ===========

I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL (CONTINUED)

                                             Total     Variance Attributable To
                                           Variance    ------------------------
                                           1998/1997      Volume         Rate
                                           ---------      ------         ----
INTEREST INCOME
     Securities
         Taxable                          $   39,524    $  295,905    $(256,381)
         Non-taxable                          19,664        23,175       (3,511)
     Federal funds sold                      143,633       220,247      (76,614)
     Loans, net of unearned income
       and deferred loan fees              2,515,493     3,060,983     (545,490)
                                          ----------    ----------    ---------
                                           2,718,314     3,600,310     (881,996)

INTEREST EXPENSE
     Deposits
         Savings and interest-bearing
           demand deposits                   149,970       121,734       28,236
         Time deposits                       887,064       875,800       11,264
     Federal funds purchased and
       securities sold under agreements
       to repurchase                         (98,652)      (73,109)     (25,543)
     Advances from FHLB                    1,115,162     1,121,560       (6,398)
                                          ----------    ----------    ---------
                                           2,053,544     2,045,985        7,559
                                          ----------    ----------    ---------

NET INTEREST INCOME                       $  664,770    $1,554,325    $(889,555)
                                          ==========    ==========    =========

II.      INVESTMENT PORTFOLIO

         A. The book value of securities available for sale as of December 31 are summarized as follows:

                                       1999          1998          1997
                                       ----          ----          ----
U.S. Treasury and U.S. Government
  agency securities                 $19,376,264   $20,110,990   $43,398,433
Obligations of states and
  political subdivisions             10,581,971     9,201,982     5,395,065
Mortgage-backed securities           50,565,523    50,608,107    21,159,472
Marketable equity securities          2,595,150     2,221,850     1,730,150
                                    -----------   -----------   -----------

                                    $83,118,908   $82,142,929   $71,683,120
                                    ===========   ===========   ===========


         B. The maturity distribution and weighted average yield of securities available for sale at December 31, 1999 are as follows:

                                                               Maturing
                                      ----------------------------------------------------------
                                                    After One Year  After Five Years
                                         Within       But Within       But Within        After
                                        One Year      Five Years       Ten Years       Ten Years
                                        --------      ----------       ---------       ---------
U.S. Treasury and U.S. Government
  agency securities                   $       --    $16,339,019       $ 3,037,245    $        --
Obligations of states and political
  subdivisions                         1,325,111      2,343,763         1,794,010      5,119,087
Mortgage-backed securities (2)         2,485,233     11,770,918        16,398,921     19,910,451
Marketable equity securities                  --             --                --      2,595,150
                                      ----------    -----------       -----------    -----------

                                      $3,810,344    $30,453,700       $21,230,176    $27,624,688
                                      ==========    ===========       ===========    ===========

Weighted average yield (1)                  4.37%         06.28%             5.88%          5.78%

(1)      Yields are not presented on a tax-equivalent basis.
(2)      Maturity based upon estimated weighted-average life.

The weighted average interest rates are based on coupon rates for securities purchased at par value and on effective interest rates considering amortization or accretion if the securities were purchased at a premium or discount.


         C. Excluding those holdings of the investment portfolio in U.S. Treasury securities and other agencies of the U.S. Government, there were no securities of any one issuer which exceeded 10% of the shareholders' equity of the Corporation at December 31, 1999.

III.     LOAN PORTFOLIO

         A. Types of Loans - Total loans on the balance sheet are comprised of the following classifications at December 31 for the years indicated:

                         1999            1998          1997           1996           1995
                         ----            ----          ----           ----           ----
Commercial,
  financial and
  agricultural (1)   $326,564,165   $248,840,548   $217,324,268   $185,838,900   $ 63,444,036
Real estate
  mortgage (1)         80,703,338     72,225,323     75,212,817     72,356,881    152,555,540
Consumer
  loans to
  individuals          94,410,123     73,244,850     67,198,876     60,512,850     61,600,664
                     ------------   ------------   ------------   ------------   ------------

                     $501,677,626   $394,310,721   $359,735,961   $318,708,631   $277,600,240
                     ============   ============   ============   ============   ============

Real estate
  mortgage
  loans held
  for resale         $  7,149,585   $ 18,509,275   $  4,404,327   $  1,875,636   $  2,949,293
                     ============   ============   ============   ============   ============

         (1) Beginning in 1996, commercial real estate loans are classified as commercial, financial and agricultural. Prior to 1996, commercial real estate loans are classified as real estate mortgage.

Concentrations of Credit Risk: The Corporation grants commercial, real estate and installment loans to customers mainly in northern Ohio. Commercial loans include loans collateralized by commercial real estate, business assets and agricultural loans collateralized by crops and farm equipment. As of December 31, 1999, commercial, financial and agricultural loans make up approximately 65% of the loan portfolio and the loans are expected to be repaid from cash flow from operations of businesses. As of December 31, 1999, residential first mortgage loans make up approximately 16% of the loan portfolio and are collateralized by first mortgages on residential real estate. As of December 31, 1999, consumer loans to individuals make up approximately 19% of the loan portfolio and are primarily collateralized by consumer assets.

         B. Maturities and Sensitivities of Loans to Changes in Interest Rates - The following table shows the amounts of commercial, financial and agricultural loans outstanding as of December 31, 1999 which, based on remaining scheduled repayments of principal, are due in the periods indicated. Also, the amounts have been classified according to sensitivity to changes in interest rates for commercial, financial and agricultural loans due after one year. (Variable-rate loans are those loans with floating or adjustable interest rates.)

                                                                 Commercial,
                                                                Financial and
                      Maturing                                  Agricultural
                      --------                                  ------------
                  Within one year                               $124,018,000
                  After one year but within five years           104,973,000
                  After five years                                97,573,000
                                                                ------------

                                                                $326,564,000
                                                                ============

         Commercial, Financial and Agricultural
         --------------------------------------

                                      Interest Sensitivity
                                      --------------------
                                      Fixed        Variable
                                      Rate           Rate         Total
                                      ----           ----         -----
         Due after one year but
           within five years      $62,435,000   $ 42,538,000   $104,973,000
         Due after five years       9,828,000     87,745,000     97,573,000
                                  -----------   ------------   ------------

                                  $72,263,000   $130,283,000   $202,546,000
                                  ===========   ============   ============

         C.       Risk Elements
                  -------------

                  1.       Nonaccrual, Past Due, Restructured and Impaired Loans
                           - The following schedule summarizes nonaccrual, past due, restructured and impaired loans at December 31.


                                               1999        1998         1997         1996        1995
                                               ----        ----         ----         ----        ----
                                                                 (In thousands)
(a)      Loans accounted for on a
          nonaccrual basis                    $1,403 (1)  $1,880 (1)  $ 2,303 (1)   $1,055 (1)  $2,403 (1)

(b)      Accruing loans which are
          contractually
          past due 90 days or
          more as to interest
          or principal payments                  809 (1)   1,742          462          293         711

(c)      Loans not included in (a)
          or (b) which are
          "Troubled Debt Restruc-
          turings" as defined by
          Statement of Financial
          Accounting Standards
          No. 15                                  --          --           --          --           --

(d)      Other loans defined as
          "impaired"                           1,103          --           --        2,490          --
                                              ------      ------       ------       ------      ------

                                              $3,315      $3,622       $2,765       $3,838      $3,114
                                              ======      ======       ======       ======      ======

         (1)      Includes loans defined as "impaired" under SFAS No. 114.

Management believes the allowance for loan losses at December 31, 1999 is adequate to absorb any losses on nonperforming loans, as the allowance balance is maintained by management at a level considered adequate to cover losses that are currently anticipated based on past loss experience, general economic conditions, information about specific borrower situations including their financial position and collateral values, and other factors and estimates which are subject to change over time.

                                                                                      1999
                                                                                      ----
                                                                                  (In thousands)
   Gross interest income that would have been recorded in 1999 on nonaccrual loans outstanding at December 31, 1999 if the loans had been current, in accordance with their original terms and had been outstanding throughout the period or since origination if held for part
   of the period                                                                      $170

   Interest income actually recorded on nonaccrual loans and
   included in net income for the period                                               (40)
                                                                                      ----

   Interest income not recognized during the period                                   $130
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

         2.       Potential Problem Loans

                  As of December 31, 1999, in addition to the $3,315,000 of loans reported under Item III, C.1., there are approximately $10,142,000 in other outstanding loans where known information about possible credit problems of the borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans pursuant to Item
                  III. C.1 at some future date. Consideration was given to loans classified for regulatory purposes as loss, doubtful, substandard, or special mention that have not been disclosed in Section 1 above. To the extent that such loans are not included in the $10,142,000 potential problem loans described above, management believes that such loans will not materially impact future operating results, liquidity, or capital resources.

         3.       Foreign Outstandings

                  None

         4.       Loan Concentrations

                  At December 31, 1999, loans outstanding related to agricultural operations or collateralized by agricultural real estate aggregated approximately $61,099,000. At December 31, 1999, there were no agriculture loans which were accounted for on a nonaccrual basis; and there are approximately $75,000 of accruing agriculture loans which are contractually past due ninety days or more as to interest or principal payments.

         D.       Other Interest-Bearing Assets
                  -----------------------------

                  Other than $285,000 in foreclosed real estate, there are no other interest-bearing assets as of December 31, 1999 which would be required to be disclosed under Item III. C.1 or 2 if such assets were loans.

IV.      SUMMARY OF LOAN LOSS EXPERIENCE

         A. The following schedule presents an analysis of the allowance for loan losses, average loan data and related ratios for the years ended December 31:

                                                               1999           1998          1997           1996           1995
                                                               ----           ----          ----           ----           ----
LOANS
    Loans outstanding at end of period (1)                 $508,480,963   $412,478,828  $363,851,637   $320,321,476   $280,314,137
                                                           ============   ============  ============   ============   ============

    Average loans outstanding during period (1)            $461,342,591   $376,126,488  $342,480,740   $305,611,881   $282,864,867
                                                           ============   ============  ============   ============   ============

ALLOWANCE FOR LOAN LOSSES
    Balance at beginning of period                         $  5,408,854   $  5,239,601  $  5,066,600   $  4,270,000   $  4,770,000

    Loans charged-off
         Commercial, financial and agricultural loans (2)      (578,228)      (885,132)     (438,317)      (308,143)    (1,267,028)
         Real estate mortgage (2)                               (25,181)       (59,940)      (30,863)       (14,470)      (509,108)
         Consumer loans to individuals                         (489,032)      (390,420)     (856,426)      (555,164)      (874,690)
                                                           ------------   ------------  ------------   ------------   ------------
                                                             (1,092,441)    (1,335,492)   (1,325,606)      (877,777)    (2,650,826)

    Recoveries of loans previously charged-off
         Commercial, financial and agricultural loans (2)       327,122        248,054       308,283        380,951        497,437
         Real estate mortgage (2)                                72,045          3,610         6,877          8,288         23,432
         Consumer loans to individuals                          263,132        173,081       235,482        324,129        178,059
                                                           ------------   ------------  ------------   ------------   ------------
                                                                662,299        424,745       550,642        713,368        698,928
                                                           ------------   ------------  ------------   ------------   ------------

Net loans charged-off                                          (430,142)      (910,747)     (774,964)      (164,409)    (1,951,898)

Provision for loan losses                                     1,215,000      1,080,000       947,965        961,009      1,451,898
                                                           ------------   ------------  ------------   ------------   ------------

Balance at end of period                                   $  6,193,712   $  5,408,854  $  5,239,601   $  5,066,600   $  4,270,000
                                                           ============   ============  ============   ============   ============

Ratio of net charge-offs during the period to
  average loans outstanding during the period                       .09%           .24%          .23%           .05%           .69%
                                                           ============   ============  ============   ============   ============

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

                              Allocation of the Allowance for Loan Losses
                             ----------------------------------------------
                                          Percentage             Percentage
                                           of Loans               of Loans
                                           In Each                In Each
                                         Category to             Category To
                              Allowance     Total     Allowance    Total
                               Amount       Loans      Amount      Loans
                               ------       -----      ------      -----

                              December 31, 1999       December 31, 1998
                              -----------------       -----------------
Commercial, financial
  and agricultural           $4,371,000     65.1%   $2,704,000     63.1%
Residential first mortgage       93,000     16.1       144,000     18.3
Consumer loans
  to individuals                553,000     18.8     1,026,000     18.6
Unallocated                   1,176,712      N/A     1,534,854      N/A
                             ----------    -----    ----------    -----

                             $6,193,712    100.0%   $5,408,854    100.0%
                             ==========    =====    ==========    =====

                             December 31, 1997        December 31, 1996
                             -----------------        -----------------
Commercial, financial
  and agricultural           $3,678,000     60.4%   $3,445,000     58.3%
Residential first mortgage      203,000     20.9       203,000     22.7
Consumer loans
  to individuals                742,000     18.7       811,000     19.0
Unallocated                     616,601      N/A       607,600      N/A
                             ----------    -----    ----------    -----
                             $5,239,601    100.0%   $5,066,600    100.0%
                             ==========    =====    ==========    =====

                              December 31, 1995
                              -----------------
Commercial, financial
  and agricultural           $1,665,000     22.9%
Real estate mortgage            512,000     54.9
Consumer loans
  to individuals              1,452,000     22.2
Unallocated                     641,000      N/A
                             ----------    -----
                             $4,270,000    100.0%
                             ==========    =====

Beginning in 1998, management established a new methodology for allocating the allowance for loan losses which includes identifying specific allocations for impaired and problem loans and quantifying general allocations for other loans based on a detailed evaluation of historical loss ratios and individual portfolio risk factors. Additionally, the unallocated allowance is maintained at approximately 19% of the total allowance due to inherent uncertainty in the allocation process. Prior to 1998, allowance allocations were made on a more subjective basis. Management believes the new methodology more appropriately allocates the allowance for known inherent risks within the individual loan portfolios.

While management's periodic analysis of the adequacy of the allowance for loan losses may allocate portions of the allowance for specific problem loan situations, the entire allowance is available for any loan charge-offs that occur.

V.       DEPOSITS

         The average amount of deposits and average rates paid are summarized as follows for the years ended December 31:

                                        1 9 9 9                   1 9 9 8                 1 9 9 7
                                        -------                   -------                 -------
                                  Average     Average        Average    Average      Average     Average
                                  Amount       Rate          Amount      Rate        Amount       Rate
                                  ------       ----          ------      ----        ------       ----
Savings and interest-bearing
     demand deposits           $ 82,291,784    2.03%      $ 96,422,897    2.20%    $ 90,874,940    2.17%
Time deposits                   354,626,156    4.89        281,227,689    5.41      265,045,479    5.41
Demand deposits
     (non-interest bearing)      45,760,449      --         45,418,691      --       44,405,121      --
                               ------------               ------------             ------------

                               $482,678,389               $423,069,277             $400,326,540
                               ============               ============             ============


         Maturities of time certificates of deposit and other time deposits of $100,000 or more outstanding at December 31, 1999 are summarized as follows:

                                                                       Amount
                                                                       ------
                  Three months or less                              $ 23,339,000
                  Over three months and through six months            36,940,000
                  Over six months and through twelve months           26,394,000
                  Over twelve months                                  20,113,000
                                                                    ------------

                                                                    $106,786,000
                                                                    ============

VI.      RETURN ON EQUITY AND ASSETS

         The ratio of net income to average shareholders' equity and average total assets and certain other ratios are as follows:

                                             1999            1998            1997
                                             ----            ----            ----
Average total assets                     $580,200,120    $493,956,624    $452,011,352
                                         ============    ============    ============

Average shareholders' equity (1)         $ 42,966,568    $ 40,430,948    $ 42,150,629
                                         ============    ============    ============

Net income                               $  5,230,902    $  4,277,877    $  5,515,797
                                         ============    ============    ============

Cash dividends declared                  $  1,692,641    $  1,660,963    $  1,648,730
                                         ============    ============    ============

Return on average total assets                    .90%            .87%           1.22%
                                         ============    ============    ============

Return on average share-
  holders' equity                               12.17%          10.58%          13.09%
                                         ============    ============    ============

Dividend payout percentage (2)                  32.36%          38.83%          29.89%
                                         ============    ============    ============

Average shareholders' equity
  to average total assets                        7.41%           8.19%           9.33%
                                         ============    ============    ============

         (1) Net of average unrealized appreciation or depreciation on securities available for sale.
         (2)      Dividends declared divided by net income.

VII.     SHORT-TERM BORROWINGS

         The Corporation did not have any category of short-term borrowings for which the average balance outstanding during 1998 and 1997 was 30 percent or more of shareholders' equity at the end of the reported periods.

         The following information is reported for federal funds purchased for 1999:

         Amount outstanding at end of year                     $10,900,000
                                                               ===========

         Weighted average interest rate at end of year                5.73%
                                                               ===========

         Maximum amount outstanding at any month end           $18,200,000
                                                               ===========

         Average amount outstanding during the year            $11,313,555
                                                               ===========

         Weighted average interest rate during the year               5.45%
                                                               ===========

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

Item 2.    Properties.
---------------------

           The following is a listing and brief description of the properties owned or leased by State Bank and used in its business:

         1. Its main office is a two-story brick building located at 401 Clinton Street, Defiance, Ohio, which was built in 1971. Including a basement addition built in 1991, it contains 33,400 square feet of floor space. Approximately 4,403 square feet on the second floor and on the lower level presently are leased to RDSI, 7,064 square feet on the second floor are leased to RFS and 2,868 square feet on the lower level are leased to the Corporation.

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

         6. A full service branch office located at 220 North Main Street, Paulding, Ohio containing 6,200 square feet of floor space was opened in 1980 and most recently remodeled in 1999.

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

           RMC leases 2,213 square foot office space located at Estancia Boulevard, Suite 201, Clearwater, Florida. This office was first leased on January 22, 1997.

           RDSI leases a 5,616 square foot office space located at 2010 South Jefferson, Defiance, Ohio. This office was first leased on December 21, 1999.

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

Item 4.    Submission of Matters to a Vote of Security Holders.
--------------------------------------------------------------

           Not applicable.

Executive Officers of the Registrant.
------------------------------------

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

                                    Position(s) Held with the Corporation and
      Name               Age        its Subsidiaries and Principal Occupation(s)
      ----               ---        --------------------------------------------
Steven D. VanDemark      47         Chairman of the Board of Directors of the Corporation; Chairman of the
                                    Board of Directors of State Bank; Director of RDSI; Director of RMC;
                                    General Manager of Defiance Publishing Company, Defiance, Ohio, a
                                    newspaper publisher.

Thomas C. Williams       51         President and Chief Executive Officer of the Corporation since June 1995;
                                    Director of the Corporation, State Bank, Peoples Bank, Rurban Life, RFS,
                                    RMC and RDSI. President and Chief Executive Officer of State Bank, June
                                    1995 to August 1996; President of FirstMerit Bank, FSB, Clearwater,
                                    Florida, from 1994 to June 1995; Senior Vice President and Managing
                                    Officer of the Northern Region of The First National Bank of Ohio,
                                    Cleveland, Ohio, from 1990 to 1994.

Robert W. Constien       47         Executive Vice President of the Corporation since March 12, 1997; Vice
                                    President of the Corporation from 1994 to March, 1997; Chief Executive
                                    Officer and a Director of RFS since March 1997; Director of State Bank;
                                    Executive Vice President of State Bank from 1994 to 1997, Senior Vice
                                    President of State Bank from 1991 to 1993 and Vice President of State Bank from 1987 to 1991.

Richard C. Warrener      55         Executive Vice President of the Corporation since December 1997; Chief
                                    Financial Officer of the Corporation since December 31, 1996; Senior Vice
                                    President of the Corporation from December 31, 1996 to December 1997;
                                    Senior Vice President and Chief Financial Officer of FirstMerit Bank, N.A.
                                    from March 1994 to December 1996; Senior Vice President and Chief
                                    Financial Officer of Life Savings Bank from January 1991 to March 1994;
                                    Division Vice President and Chief Financial Officer of Florida Federal
                                    Savings Bank from 1988 to November 1990.

                                    Position(s) Held with the Corporation and
      Name               Age        its Subsidiaries and Principal Occupation(s)
      ----               ---        --------------------------------------------
Mark E. Rowland          48         Senior Vice President and Senior Credit Officer of the Corporation since
                                    December 1997; Executive Vice President of State Bank since June 1997;
                                    Senior Vice President of State Bank since January 1997; Executive Vice
                                    President of Bancapital Corporation, a financial services company involved primarily in mortgage lending, from January 1991 to June 1996.

Mark A. Soukup           43         President and Chief Executive Officer of State Bank since August 1996;
(1)                                 Senior Vice President-Retail Banking of State Bank from November 1995 to
                                    August 1996; Branch Administrator FirstMerit - First National Bank of Ohio
                                    from 1992 to September 1995.

Kenneth A. Joyce         52         Chairman and Chief Executive Officer of RDSI since October 1997; Chairman
(1)                                 and Chief Executive Officer of RMC since November 1997; Executive Vice
                                    President of State Bank from June 1997 to November 1997; President of
                                    FirstMerit Bank, FSB, Clearwater Florida from July 1995 to December 1996.

Henry R. Thiemann        53         Senior Vice President and Operations Manager of the Corporation since
                                    January 1999; President of RMC since August 1999; Special Projects Manager
                                    (Y2K) of the Corporation since January 1999; Independent Consultant from
                                    January 1996 to January 1999; Managing Agent of FDIC/RTC from April 1990 to December 1995.

Edward L. Yoder          54         Senior Vice President and Senior Agricultural Lender of the Corporation
(1)                                 since December 1998; Executive Vice President of State Bank since April
                                    1992; Director of RMC; Chairman and President of Rurban Life; Senior Vice
                                    President of State Bank since January 1992; Vice President of State Bank since 1985.

(1) For purposes of this Form 10-K, even though Mr. Soukup, Mr. Joyce and Mr. Yoder are not employed as officers of the Corporation and their salaries are not paid by the Corporation, they are included in the list of Executive Officers of the Corporation because they perform policy making functions for the Corporation.

                                     PART II
                                     -------

Item 5.  Market for Registrant's Common Equity and Related Shareholder Matters.
------------------------------------------------------------------------------

         The common shares of the Corporation are traded on the OTC Bulletin Board under the symbol "RBNF". The table below sets forth the high and low bid quotations for, and the cash dividends declared with respect to, the common shares of the Corporation, for the indicated periods. The Corporation is aware of two securities dealers who make a market in its common shares. The bid quotations reflect the prices at which purchases and sales of the Corporation's common shares could be made during each period and not inter-dealer prices. The bid quotations reflect retail mark-ups, but not commissions or retail mark-downs. The bid quotations represent actual transactions in the Corporation's common shares. The per share amounts have been restated for the two-for-one stock split declared in 1998.

                                 Per Share              Per Share
                                 Bid Prices             Dividends
      1998                   High           Low         Declared
      ----                   ----           ---         --------
First Quarter              $17.25         $15.31          $.10
Second Quarter              19.25          17.00           .10
Third Quarter               20.50          16.50           .10
Fourth Quarter              18.00          15.50           .10


                                 Per Share              Per Share
                                 Bid Prices             Dividends
      1999                   High          Low          Declared
      ----                   ----          ---          --------
First Quarter              $17.75        $15.00           $.10
Second Quarter              16.00         13.25            .10
Third Quarter               16.25         13.25            .10
Fourth Quarter              14.25         12.50            .11

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

           The approximate number of holders of outstanding common shares of the Corporation, based upon the number of record holders as of December 31, 1999, was 1,650.

Item 6.    Selected Financial Data
----------------------------------

SUMMARY OF SELECTED FINANCIAL DATA

                                        (Dollars in thousands except per share data)

Year Ended December 31,             1999         1998        1997        1996       1995
                                    ----         ----        ----        ----       ----
EARNINGS
      Total interest income       $ 44,953    $ 39,293    $ 36,582    $ 32,924    $ 30,969
      Total interest expense        21,744      18,743      16,689      14,657      14,238
      Net interest income           23,209      20,550      19,893      18,267      16,731
      Provision for loan losses      1,215       1,080         948         961       1,452
      Total noninterest income      11,064      10,511       8,294       6,781       6,214
      Total noninterest expense     25,466      23,630      19,253      16,876      15,271
      Income tax expense             2,361       2,073       2,470       2,362       2,127
      Net income                     5,231       4,278       5,516       4,849       4,095
------------------------------------------------------------------------------------------
PER SHARE DATA (1)
      Basic earnings (2)          $   1.28    $   1.05    $   1.24    $   1.07    $   0.89
      Diluted earnings (2)            1.28        1.04        1.24        1.07        0.89
      Cash dividends declared         0.41        0.40        0.37       0.285       0.285
------------------------------------------------------------------------------------------
AVERAGE BALANCES
      Average shareholders'
        equity                    $ 42,967    $ 40,431    $ 42,151    $ 40,749    $ 37,877
      Average total assets         580,200     493,957     452,011     416,743     398,560
------------------------------------------------------------------------------------------
RATIOS
      Return on average
        shareholders' equity         12.17%      10.58%      13.09%      11.90%      10.81%
      Return on average total
        assets                         .90         .87        1.22        1.16        1.03
      Cash dividend payout
        ratio (cash dividends
        divided by net income)       32.36       38.83       29.89       26.99       32.01
      Average shareholders'
        equity to average total
        assets                        7.41        8.19        9.33        9.78        9.50
------------------------------------------------------------------------------------------
PERIOD END TOTALS
      Total assets                $627,784    $537,155    $471,371    $433,273    $411,226
      Total loans and leases       501,678     394,311     359,736     318,709     277,600
      Total deposits               519,296     450,813     415,181     387,766     367,797
      Advances from FHLB            40,035      28,890       7,530          --          --
      Shareholders' equity          43,900      41,903      39,094      41,489      40,078
      Shareholders' equity
        per share (1)                10.60       10.12        9.44        9.07        8.74
------------------------------------------------------------------------------------------

(1) Per share data restated for 5% stock dividend declared in 1996 and two-for-one stock split declared in 1998.
(2)      Restated to reflect adoption of SFAS No. 128 on December 31, 1997.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.
--------------------------------------------------------------------------------

EARNINGS SUMMARY

CONSOLIDATED NET INCOME for Rurban Financial Corp. (the "Corporation") for 1999 was $5.2 million, up from $4.3 million in 1998 and down from $5.5 million in 1997. Basic earnings per share were $1.28 in 1999, an increase of 22% from $1.05 in 1998 and a 3% increase over the 1.24% in 1997. Cash dividends declared per share increased to $.41 for 1999 compared to $.40 in 1998 and $.37 in 1997, increases of 2.5% and 8%, respectively. Per share data has been adjusted to reflect the two-for-one stock split declared in May 1998.


RESULTS OF OPERATIONS

1999 COMPARED WITH 1998
-----------------------

NET INTEREST INCOME for 1999 was $23.2 million an increase of $2.7 million (12.9%) over 1998. The increase was primarily due to a 22.7% increase in the average balance of loans and loans held for sale. The average yield on loans declined to 8.63% compared to 9.07% for 1998. The decline in earning asset yield partially offset by the decrease in the average rate on interest bearing liabilities from 4.65% in 1998 to 4.49% in 1999, combined to result in a decline in the tax equivalent net interest margin from 4.43% in 1998 to 4.29% in 1999.

AT DECEMBER 31, 1999, loans and loans held for sale, net of deferred loan fees amounted to $508.5 million, an increase of 23.3% over the December 31, 1998 balance of $412.5 million. This increase was due to the Corporation's loan origination efforts, with the majority of the growth occurring in the Findlay/Hancock county and Cleveland/Akron areas.

COMMERCIAL, FINANCIAL AND AGRICULTURAL LOANS increased $77.7 million from $248.8 million at December 31, 1998 to $326.6 million at December 31, 1999. This increase occurred as the result of the Corporation's goal to increase small business loan relationships.

AT DECEMBER 31, 1999, approximately $7.1 million of real estate mortgage loans were held for sale in the secondary market. During 1999, approximately $97.3 million of real estate mortgage loans were originated for sale and approximately $103.6 million were sold in the secondary market. This represents an increase of $5.2 million (5.3%) in loans sold in 1999 as compared to 1998. During 1999, most loans were sold on a servicing released basis. Loans originated for sale are primarily fixed rate mortgage loans.

SECURITIES AVAILABLE FOR SALE TOTALED $83.1 million at December 31, 1999 which represented an increase of $1 million (1.2%) from $82.1 million at December 31, 1998. As of December 31, 1999, all securities of the Corporation were designated available for sale. Available for sale securities represent those securities which the Corporation may decide to sell if needed for liquidity, asset/liability management or other reasons. Such securities are reported at fair value with net unrealized appreciation (depreciation) included as a separate component of shareholders' equity, net of tax. This resulted in a net decrease in shareholders' equity of $1.5 million at December 31, 1999.

TOTAL DEPOSITS at December 31, 1999 amounted to $519.3 million, an increase of $68.5 million (15.2%) over total deposits of $450.8 million at December 31, 1998. The increase in deposits is believed to have occurred as a result of increased deposit services and flexibility of products offered. Management believes that customers continue to place a value on federal insurance on deposit accounts and that, to the extent the Corporation continues to pay competitive rates on deposits and continues to provide flexibility of deposit products, the Corporation will be able to maintain and increase its deposit levels.

OTHER BORROWINGS at December 31, 1999 were $57.9 million compared to $38.4 at December 31, 1998. These borrowings consisted of $40.0 million of FHLB Advances and $10.9 million of federal funds purchased and $7.0 million borrowed on a line of credit with another financial institution as the Corporation continued to access alternative sources for funding its loan growth.

THE PROVISION FOR LOAN LOSSES charged to operations was based on the amount of net losses incurred and management's estimation of inherent losses based on an evaluation of loan portfolio risk and economic factors. The provision for loan losses was $1,215,000 in 1999 compared to $1,080,000 in 1998.

THE ALLOWANCE for loan losses at December 31, 1999 was $6.2 million or 1.22% of loans and loans held for sale, net of deferred loan fees, compared to $5.4 million or 1.31% at December 31, 1998.

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

SMALLER-BALANCE homogeneous loans are evaluated for impairment in total. Such loans include residential first mortgage loans secured by one-to-four family residences, residential construction loans, and automobile, home equity and second mortgage loans. Commercial loans and mortgage loans secured by other properties are evaluated individually for impairment. When analysis of borrower operating results and financial condition indicates that underlying cash flows of the borrower's business are not adequate to meet its debt service requirements, the loan is evaluated for impairment. Often this is associated with a delay or shortfall in payments of 30 days or more. Commercial loans are rated on a scale of 1 to 8, with 1-3 being satisfactory, 4 watch, 5 special mention, 6 substandard, 7 doubtful, and 8 as loss which are then charged off. Loans graded a 6 or worse are considered for impairment. Loans are generally moved to nonaccrual status when 90 days or more past due. Such loans are often considered impaired. Impaired loans, or portions thereof, are charged off when deemed uncollectible. This typically occurs when the loan is 120 days or more past due. At December 31, 1999, the Corporation classified three loan relationships as impaired, totaling $1.5 million. Management allocated $807,000 of the allowance for loan losses to impaired loans at December 31, 1999.

MANAGEMENT ALLOCATED approximately 71% of the allowance for loan losses to commercial, financial and agricultural loans; 9% to consumer loans; and 1% to residential first mortgage loans at December 31, 1999, leaving a balance of 19% unallocated. Nonperforming loans decreased to $2.2 million at December 31, 1999 from $3.6 million at December 31, 1998. The decrease in nonperforming loans relates primarily to a decrease in accruing loans past due 90 days or more at the end of 1999. The allowance is maintained by management at a level considered adequate to cover losses that are currently anticipated based on past loss experience, economic conditions, information about specific borrower situations including their financial position and collateral values, and other factors and estimates which are subject to change over time. Management believes the allowance for loan losses balance at December 31, 1999 is adequate to absorb losses on impaired, nonperforming and other loans.

TOTAL NONINTEREST INCOME increased $553,000 to $11.1 million in 1999 from $10.5 million in 1998. This growth was driven by data service fees which increased $828,000 (23.3%) to $4,382,000 in 1999 compared to $3,554,000 in 1998. The primary reasons for the $828,000 increase were increases in the number of customer accounts processed and in the level of sales of ancillary data processing products. The increase in number of accounts was a result of customer account growth at client banks and growth in the number of bank clients from 39 at the end of 1998 to 50 at year-end 1999. Trust fee income increased $20,000 (0.8%) to $2,597,000 in 1999 from $2,577,000 in 1998 primarily due to an increase in trust assets managed from $326 million at December 31, 1998 to $356 million at December 31, 1999. Net gain on sales of loans decreased $787,000 to $1,147,000 in 1999 as compared to $1,934,000 in 1998. This decrease was the result of lower margins in gains on sale in 1999 compared to 1998. Other income increased $318,000 (54.7%) to $899,000 in 1999 from $581,000 in 1998. The primary reason for the increase was a $226,000 gain on sale of a branch site in 1999.

TOTAL NONINTEREST EXPENSE increased $1.8 million (7.8%) to $25.5 million in 1999, from $23.6 million in 1998, primarily due to the following factors. Salaries and employee benefits increased $2.0 million (15.7%) to $14.4 million in 1999 compared to $12.4 million in 1998. This increase was due primarily to annual merit increases, and staffing increases in the Corporation's non-interest income generating companies. Equipment rentals, depreciation and maintenance increased $466,000 primarily due to the upgrading of networking and computer equipment. Other expenses decreased $674,000 (8.8%) primarily due to the decrease in operating expenses at Rurban Mortgage Company.

INCOME TAX EXPENSE for the year ended December 31, 1999 was $2.4 million, an increase of $288,000 (13.9%) from 1998. This increase was primarily attributable to a increase in income before income tax expense.


RESULTS OF OPERATIONS

1998 COMPARED WITH 1997
-----------------------

NET INTEREST INCOME for 1998 was $20.6 million an increase of $0.7 million (3.3%) over 1997. The increase was primarily due to a 9.8% increase in the average balance of loans and loans held for sale. The average yield on loans declined to 9.07% compared to 9.23% for 1997. The decline in earning asset yield, the increase in the average rate on interest bearing liabilities from 4.61% in 1997 to 4.65% in 1998 and the funding cost of the November 1997 $6.7 million stock repurchase program combined to result in a decline in the tax equivalent net interest margin from 4.72% in 1997 to 4.43% in 1998.

AT DECEMBER 31, 1998, loans and loans held for sale, net of deferred loan fees amounted to $412.5 million, an increase of 13.4% over the December 31, 1997 balance of $363.9 million. This increase was due to the Corporation's loan origination efforts.

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

SECURITIES AVAILABLE FOR SALE TOTALED $82.1 million at December 31, 1998 which represented an increase of $10.4 million (14.5%) from $71.7 million at December 31, 1997. As of December 31, 1998, all securities of the Corporation were designated available for sale. Available for sale securities represent those securities which the Corporation may decide to sell if needed for liquidity, asset/liability management or other reasons. Such securities are reported at fair value with net unrealized appreciation (depreciation) included as a separate component of shareholders' equity, net of tax. This resulted in a net increase in shareholders' equity of $203,000 at December 31, 1998.

TOTAL DEPOSITS AT December 31, 1998 amounted to $450.8 million, an increase of $35.6 million (8.6%) over total deposits of $415.2 million at December 31, 1997. The increase in deposits is believed to have occurred as a result of increased deposit services and flexibility of products offered.

OTHER BORROWINGS at December 31, 1998 were $38.4 million compared to $12.5 at December 31, 1997. These borrowings consisted of $28.9 million of FHLB Advances and $9.5 million of federal funds purchased as the Corporation continued to access alternative sources for funding its loan growth.

THE PROVISION FOR LOAN LOSSES charged to operations was based on the amount of net losses incurred and management's estimation of inherent losses based on an evaluation of loan portfolio risk and economic factors. The provision for loan losses was $1,080,000 in 1998 compared to $948,000 in 1997.

THE ALLOWANCE FOR LOAN LOSSES at December 31, 1998 was $5.4 million or 1.31% of total loans and loans held for sale, net of deferred loan fees, compared to $5.2 million or 1.44% at December 31, 1997.

MANAGEMENT ALLOCATED approximately 50% of the allowance for loan losses to commercial, financial and agricultural loans; 19% to consumer loans; and 3% to residential first mortgage loans at December 31, 1998, leaving a balance of 28% unallocated. Nonperforming loans increased to $3.6 million at December 31, 1998 from $2.8 million at December 31, 1997. The increase in nonperforming loans relates primarily to an increase in accruing loans past due 90 days or more at the end of 1998.

TOTAL NONINTEREST INCOME increased $2,216,000 to $10.5 million in 1998 from $8.3 million in 1997. Net gain on sales of loans increased $1,382,000 to $1,934,000 in 1998 as compared to $552,000 in 1997. Trust fee income increased $250,000 (10.7%) to $2,577,000 in 1998 from $2,327,000 in 1997 primarily due to an increase in trust assets managed from $294 million at December 31, 1997 to $326 million at December 31, 1998. Data service fees increased $726,000 (25.7%) to $3,554,000 in 1998 compared to $2,828,000 in 1997. RDSI purchased a second mainframe computer and doubled its bank data processing capacity during the third quarter of 1998. The $726,000 increase would have been a $964,000 increase excluding the inflation of 1997's data processing fees for a $238,000 cash to accrual change made in 1997. The primary reasons for the $964,000 increase were increases in the number of customer accounts processed and in the level of sales of ancillary data processing products. The increase in number of accounts was a result of customer account growth at client banks and growth in the number of bank clients from 36 at the end of 1997 to 39 at year-end 1998.

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

LIQUIDITY

LIQUIDITY RELATES PRIMARILY to the Corporation's ability to fund loan demand, meet deposit customers' withdrawal requirements and provide for operating expenses. Assets used to satisfy these needs consist of cash and due from banks, federal funds sold, securities available-for sale and loans held for sale. These assets are commonly referred to as liquid assets. Liquid assets were $109 million at December 31, 1999 compared to $126 million at December 31, 1998 and $98 million at December 31, 1997. Liquidity levels decreased $17 million from 1998 to 1999 primarily due to strong loan demand which exceeded the growth in deposits and short-term borrowings. Management recognizes that securities may need to be sold in the future to help fund loan demand and, accordingly, as of December 31, 1999, the entire securities portfolio of $83.1 million was classified as available for sale.

THE CORPORATION'S RESIDENTIAL FIRST MORTGAGE PORTFOLIO of $80.7 million, which can and has been readily used to collateralize borrowings, is an additional source of liquidity. Management believes its current liquidity level is sufficient to meet anticipated future growth.

THE CASH FLOW statements for the periods presented provide an indication of the Corporation's sources and uses of cash as well as an indication of the ability of the Corporation to maintain an adequate level of liquidity. A discussion of the cash flow statements for 1999, 1998 and 1997 follows.

THE CORPORATION experienced a net increase in cash from operating activities in 1999 and 1997 and a net decrease in 1998. Net cash from operating activities was $14.6 million, $(6.6) million and $4.1 million for the years ended December 31, 1999, 1998 and 1997, respectively. The increase in net cash from operating activities of $14.6 million for 1999 as compared to 1998 was primarily due to decreases in loans held for sale of $6.2 million.

NET CASH FLOW FROM INVESTING ACTIVITIES was $(107.9 million), $(50.0 million) and $(47.8 million) for the years ended December 31, 1999, 1998 and 1997, respectively. The changes in net cash from investing activities include loan growth, as well as normal maturities and reinvestments of securities and premises and equipment expenditures. In 1999, 1998 and 1997, the Corporation received $17.7 million, $24.8 million and $28.6 million , respectively, from sales of securities available for sale, while proceeds from repayments and maturities of securities were $24.2 million, $24.1 million and $8.8 million in 1999, 1998 and 1997, respectively.

NET CASH FLOW FROM FINANCING ACTIVITIES was $86.4 million, $59.9 million and $32.0 million for the years ended December 31, 1999, 1998 and 1997, respectively. The net cash increase was primarily attributable to growth in total deposits of $68.5 million, $35.6 million and $27.4 million in 1999, 1998 and 1997, respectively. Other significant changes in 1999, 1998 and 1997 included $11.1 million, $21.4 million and $7.5 million in net borrowings from the Federal Home Loan Bank. Additionally, In 1999

$7.0 million of funding was received under a line of credit and in 1997, $6.7 million was paid to repurchase common stock.

ASSET LIABILITY MANAGEMENT

ASSET LIABILITY MANAGEMENT involves developing and monitoring strategies to maintain sufficient liquidity, maximize net interest income and minimize the impact that significant fluctuations in market interest rates would have on earnings. The business of the Corporation and the composition of its balance sheet consists of investments in interest-earning assets (primarily loans, mortgage-backed securities, and securities available for sale) which are primarily funded by interest-bearing liabilities (deposits and borrowings). With the exception of loans which are originated and held for sale, all of the financial instruments of the Corporation are for other than trading purposes. All of the Corporation's transactions are denominated in U.S. dollars with no specific foreign exchange exposure. In addition, the Corporation has limited exposure to commodity prices related to agricultural loans. The impact of changes in foreign exchange rates and commodity prices on interest rates are assumed to be insignificant. The Corporation's financial instruments have varying levels of sensitivity to changes in market interest rates resulting in market risk. Interest rate risk is the Corporation's primary market risk exposure; to a lesser extent, liquidity risk also impacts market risk exposure.

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

SEVERAL WAYS an institution can manage interest rate risk include: 1) selling existing assets or repaying certain liabilities; 2) matching repricing periods for new assets and liabilities, for example, by shortening terms of new loans or investments; and 3) hedging existing assets, liabilities, or anticipated transactions. An institution might also invest in more complex financial instruments intended to hedge or otherwise change interest rate risk. Interest rate swaps, futures contacts, options on futures contracts, and other such derivative financial instruments can be used for this purpose. Because these instruments are sensitive to interest rate changes, they require management's expertise to be effective. The Corporation has not purchased derivative financial instruments in the past and does not presently intend to purchase such instruments.

QUANTITATIVE MARKET RISK DISCLOSURE. The following table provides information about the Corporation's financial instruments used for purposes other than trading that are sensitive to changes in interest rates. For loans receivable, securities, and liabilities with contractual maturities, the table presents principal cash flows and related weighted-average interest rates by contractual maturities as well as the Corporation's historical experience of the impact of interest rate fluctuations on the prepayment of loans and mortgage backed securities. For core deposits (demand deposits, interest-bearing checking, savings, and money market deposits) that have no contractual maturity, the table presents principal cash flows and, as applicable related weighted-average interest rates based upon the Corporation's historical experience, management's judgement and statistical analysis, as applicable, concerning their most likely withdrawal behaviors. The current historical interest rates for core deposits have been assumed to apply for future periods in this table as the actual interest rates that will need to be paid to maintain these deposits are not currently known. Weighted average variable rates are based upon contractual rates existing at the reporting date.

                                     PRINCIPAL/NOTIONAL AMOUNT MATURING IN:
                                             (DOLLARS IN THOUSANDS)
--------------------------------------------------------------------------------------------------------------

                                   2000        2001        2002        2003      2004    Thereafter    Total
--------------------------------------------------------------------------------------------------------------
 RATE-SENSITIVE ASSETS:
 Variable rate loans             $110,544    $  9,032    $ 9,054    $ 3,772    $ 2,250    $     0    $134,652
    Average interest rate            8.97%       8.60%      8.69%      8.40%     18.08%      0.00%       9.07%
 Adjustable rate loans           $ 54,514    $ 35,676    $33,710    $33,976    $10,203    $     0    $168,079
    Average interest rate            8.16%       8.20%      8.13%      8.12%      8.12%      0.00%       8.15%
 Fixed rate loans                $110,323    $ 61,419    $13,643    $12,090    $   210    $ 1,262    $198,947
    Average interest rate            8.51%       8.48%      8.12%      7.97%      4.77%      5.18%       8.42%
 Total loans                     $275,381    $106,127    $56,407    $49,838    $12,663    $ 1,262    $501,678
    Average interest rate            8.63%       8.40%      8.22%      8.10%      9.84%      5.18%       8.50%
 Fixed rate investment
  securities                     $ 17,790    $ 14,796    $11,221    $ 7,963    $ 5,891    $24,111    $ 81,772
    Average interest rate            5.62%       6.21%      6.40%      6.20%      6.15%      5.44%       5.87%
 Variable rate investment sec.   $      0    $      0    $     0    $     0    $ 1,347    $     0    $  1,347
    Average interest rate            0.00%       0.00%      0.00%      0.00%      6.73%      0.00%       6.73%
 Fed funds sold & other          $    111    $      0    $     0    $     0    $    10    $     0    $    121
    Average interest rate            5.76%       0.00%      0.00%      0.00%      5.43%      0.00%       5.73%
 Total rate sensitive assets     $293,282    $120,923    $67,628    $57,801    $19,911    $25,373    $584,918
    Average interest rate            8.44%       8.13%      7.92%      7.84%      8.53%      5.43%       8.13%
 RATE SENSITIVE LIABILITIES:
 Demand - non interest-bearing   $  1,552    $  2,961    $ 4,200    $ 5,224    $ 6,879    $28,189    $ 49,005
 Demand - interest bearing       $  1,551    $  2,959    $ 4,197    $ 5,220    $ 6,873    $28,165    $ 48,965
    Average interest rate            1.81%       1.81%      1.81%      1.81%      1.81%      1.81%       1.81%
 Money market accounts           $ 76,249    $ 13,818    $   139    $   129    $   119    $ 1,519    $ 91,973
    Average interest rate            4.45%       3.51%      2.10%      2.10%      2.10%      2.10%       4.26%
 Savings                         $  9,500    $  1,532    $ 1,420    $ 1,316    $ 1,220    $15,469    $ 30,457
    Average interest rate            2.15%       2.15%      2.15%      2.15%      2.15%      2.15%       2.15%
 Certificates of deposit         $237,927    $ 46,275    $ 9,793    $ 1,357    $ 3,438    $   106    $298,896
    Average interest rate            5.14%       5.54%      5.41%      5.52%      5.82%      4.71%       5.22%
 Fixed rate FHLB advances        $  4,121    $  2,139    $ 1,925    $ 1,850    $     0    $ 4,000    $ 14,035
    Average interest rate            5.96%       5.80%      5.82%      5.80%      0.00%      5.88%       5.87%
 Variable rate FHLB advances     $  4,000    $  3,500    $     0    $     0    $     0    $18,500    $ 26,000
    Average interest rate            5.64%       6.18%      0.00%      0.00%      0.00%      5.36%       5.51%
Variable rate note payable       $  7,000    $      0    $     0    $     0    $     0    $     0    $  7,000
    Average interest rate            8.50%       0.00%      0.00%      0.00%      0.00%      0.00%       8.50%
 Fed funds purchased             $ 10,900    $      0    $     0    $     0    $     0    $     0    $ 10,900
    Average interest rate            5.73%       0.00%      0.00%      0.00%      0.00%      0.00%       5.73%
 Total rate sensitive
  liabilities                    $352,800    $ 73,184    $21,674    $15,096    $18,529    $95,948    $577,231
    Average interest rate            4.97%       4.75%      3.47%      2.04%      1.91%      2.19%       4.25%
--------------------------------------------------------------------------------------------------------------

                                       Principal/Notional Amount Maturing In:
                                                (Dollars in Thousands)

Comparison of 1999 to 1998:           First     Years
Total rate-sensitive assets:          Year      2 - 5    Thereafter     Total
                                      ----      -----    ----------     -----
      At December 31, 1999          $293,282   $266,263   $ 25,373    $584,918
      At December 31, 1998           230,007    231,979     41,876     503,862
                                    --------   --------   --------    --------
      Increase (decrease)           $ 63,275   $ 34,284   $(16,503)   $ 81,056
Total rate-sensitive liabilities:
      At December 31, 1999          $352,800   $128,483   $ 95,948    $577,231
      At December 31, 1998           283,558    112,995     92,650     489,203
                                    --------   --------   --------    --------
      Increase (decrease)           $ 69,242   $ 15,488   $  3,298    $ 88,028

THE ABOVE TABLE reflects expected maturities, not expected repricing. The contractual maturities adjusted for anticipated prepayments as shown in the preceding table are only part of the Corporation's interest rate risk profile. Other important factors include the ratio of rate-sensitive assets to rate sensitive liabilities (which takes into consideration loan repricing frequency) and the general level and direction of market interest rates. For some rate sensitive liabilities, their repricing frequency is the same as their contractual maturity. For variable rate loans receivable, repricing frequency can be daily or monthly and for adjustable rate loans receivable, repricing can be as frequent as annually for loans whose contractual maturities range from one to thirty years. While increasingly aggressive local market competition in lending rates has pushed loan rates lower; the Corporation's increased reliance on non-core funding sources has restricted the Corporation's ability to reduce funding rates in concert with declines in lending rates. Therefore, tax equivalent net interest income as a percentage of average interest earning assets declined from 4.43% in 1998 to 4.27% in 1999.

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

CAPITAL RESOURCES

TOTAL SHAREHOLDERS' EQUITY, net of unearned ESOP shares was $43.9 million as of December 31, 1999, an increase of $2 million from $41.9 million as of December 31, 1998. The increase was primarily due to 1999 net income of $5.2 million, reduced by $1.7 million of cash dividends to shareholders and a $1.7 million decrease in the market value of securities available for sale, net of tax.

TOTAL REGULATORY (RISK-BASED) CAPITAL was $51.1 million, net of $908,000 of unearned ESOP shares as of December 31, 1999, an increase of $5.0 million from total regulatory (risk-based) capital of $46.1 million as of December 31, 1998.

THE COMPONENTS of total risk-based capital are Tier 1 capital and Tier 2 capital. Tier 1 capital is total shareholders' equity less intangible assets. Tier 2 capital is Tier 1 capital plus a portion of the allowance for loan losses. The allowance for loan losses is includable in Tier 2 capital up to a maximum of 1.25% of risk weighted assets. (See Note 16 to the consolidated financial statements.)

RESTRICTIONS EXIST REGARDING the ability of the subsidiary banks to transfer funds to the Corporation in the form of cash dividends, loans or advances. (See
Note 1 to consolidated financial statements.)

As of December 31, 1999, management is not aware of any current recommendations by banking regulatory authorities which, if they were to be implemented, would have, or are reasonably likely to have, a material adverse effect on the Corporation's liquidity, capital resources or operations.

YEAR 2000

During 1999, the corporation completed its comprehensive Year 2000 (Y2K) plan in preparing for the Year 2000 date change. The plan involved identifying and providing a remedy for date recognition problems that might pertain to any facets of the Corporation's business. These included problems in computer hardware and software, physical plant and other equipment, working with third parties to address their Year 2000 issues, assessing major loan an deposit customers for potential risk and developing contingency plans to address potential risks in the event of Year 2000 failures. As testimony to the success of these efforts, the Corporation experienced no disruption in service of any type in the transition to 2000.

In 1999 the Corporation spent $554,000 in out of pocket expenses directly related to year 2000 readiness. Much of this expense was related to assuring that RDSI was fully prepared and that their 50 bank clients were fully aware of their preparation responsibilities as they relate to RDSI's data processing systems. The out of pocket expenses and the significant amount of time devoted to Year 2000 preparation by directors, officers and other personnel combined to have a material impact on the results of operations in 1999. All business processes will continue to be monitored, including interaction with the Corporation's customers, vendors and other third parties, throughout 2000 to address any issues and ensure all processes continue to function properly. Management does not expect the costs of addressing Year 2000 issues to have a material impact on the results of operations in 2000.

PLANNED PURCHASES OF PREMISES AND EQUIPMENT

MANAGEMENT PLANS to purchase additional premises and equipment to meet the current and future needs of the Corporation's customers. These purchases, including land, buildings and improvements and furniture and equipment (which includes computer software and license agreements), are currently expected to total approximately $3 million over the next year.

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



Item 7A.   Quantitative and Qualitative Disclosures About Market Risk.
---------------------------------------------------------------------

           The disclosures required by this item appear in this Annual Report on Form 10-K under the caption "Asset Liability Management" contained in the Management's Discussion and Analysis section of this Annual Report on Form 10-K.

Item 8.    Financial Statements and Supplementary Data.
------------------------------------------------------

           The Consolidated Balance Sheets of the Corporation and its subsidiaries as of December 31, 1999 and December 31, 1998, the related Consolidated Statements of Income, Changes in Shareholders' Equity and Cash Flows for each of the years in the three-year period ended December 31, 1999, the related Notes to Consolidated Financial Statements and the Report of Independent Auditors, appear on pages F-1 through F-35 of this Annual Report on Form 10-K. The Corporation is not required to furnish the supplementary financial information specified by Item 302 of Regulation S-K.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
------------------------------------------------------------------------

           None.

                                    PART III
                                    --------

Item 10.   Directors and Executive Officers of the Registrant.
-------------------------------------------------------------

           In accordance with General Instruction G(3), the information called for in this Item 10 is incorporated herein by reference to the Corporation's definitive Proxy Statement, filed with the Securities and Exchange Commission pursuant to Regulation 14A of the General Rules and Regulations under the Securities Exchange Act of 1934, relating to the Corporation's Annual Meeting of Shareholders to be held on April 24, 2000, under the captions "ELECTION OF DIRECTORS" and "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT." In addition, certain information concerning the executive officers of the Corporation called for in this Item 10 is set forth in the portion of Part I,
Item 4 of this Annual Report on Form 10-K entitled "Executive Officers of the Registrant" in accordance with General Instruction G(3).

           During February of 2000, director John R. Compo filed a late Form 4 reporting his purchase of 1,500 of the Corporation's Common Shares which were acquired during September of 1999. This was the only transaction not timely reported.

Item 11.   Executive Compensation.
---------------------------------

           In accordance with General Instruction G(3), the information called for in this Item 11 is incorporated herein by reference to the Corporation's definitive Proxy Statement, filed with the Securities and Exchange Commission pursuant to Regulation 14A of the General Rules and Regulations under the Securities Exchange Act of 1934, relating to the Corporation's Annual Meeting of Shareholders to be held on April 24, 2000, under the captions "COMPENSATION OF EXECUTIVE OFFICERS AND DIRECTORS" and "COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION." Neither the "REPORT ON EXECUTIVE COMPENSATION" nor the "PERFORMANCE GRAPH" included in the Corporation's definitive Proxy Statement relating to the Corporation's Annual Meeting of Shareholders to be held on April 24, 2000, shall be deemed to be incorporated herein by reference.

Item 12.   Security Ownership of Certain Beneficial Owners and Management.
-------------------------------------------------------------------------

           In accordance with General Instruction G(3), the information called for in this Item 12 is incorporated herein by reference to the Corporation's definitive Proxy Statement, filed with the Securities and Exchange Commission pursuant to Regulation 14A of the General Rules and Regulations under the Securities Exchange Act of 1934, relating to the Corporation's Annual Meeting of Shareholders to be held on April 24, 2000, under the caption "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT."

Item 13.   Certain Relationships and Related Transactions.
---------------------------------------------------------

           In accordance with General Instruction G(3), the information called for in this Item 13 is incorporated herein by reference to the Corporation's definitive Proxy Statement, filed with the Securities and Exchange Commission pursuant to Regulation 14A of the General Rules and Regulations under the Securities Exchange Act of 1934, relating to the Corporation's Annual Meeting of Shareholders to be held on April 24, 2000, under the caption "TRANSACTIONS INVOLVING MANAGEMENT."

                                     PART IV
                                     -------

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
---------------------------------------------------------------------------

(a)  (1)   Financial Statements.
           --------------------

           For a list of all financial statements included in this Annual Report on Form 10-K, see "Index to Financial Statements" at page 47.

(a)  (2)   Financial Statement Schedules.
           -----------------------------

           All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(a)  (3)   Exhibits.
           --------

           Exhibits filed with this Annual Report on Form 10-K are attached hereto. For a list of such exhibits, see "Index to Exhibits" at page
           84. The following table provides certain information concerning executive compensation plans and arrangements required to be filed as exhibits to this Annual Report on Form 10-K.

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

10(q)             Summary of Rurban Financial Corp. Bonus Plan      Incorporated herein by reference to the
                                                                    Corporation's Annual Report on Form 10-K for
                                                                    the fiscal year ended December 31, 1993 (File
                                                                    No. 0-13507)[Exhibit 10(q)].

10(r)             Executive Salary Continuation Agreement, dated    Incorporated herein by reference to the
                  December 15, 1994, between Rurban Financial       Corporation's Annual Report on Form 10-K
                  Corp. and Richard C. Burrows                      for the fiscal year ended December 31, 1994
                                                                    (File No. 0-13507)[Exhibit 10(p)].

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

10(t)             Description of Split-Dollar Insurance Policies    Incorporated herein by reference to the
                  Maintained for Certain Executive Officers of      Corporation's Annual Report on Form 10-K
                  Rurban Financial Corp.                            for the fiscal year ended December 31,
                                                                    1995 (File No. 0-13507)[Exhibit 10(t)].

10(u)             Rurban Financial Corp. Stock Option Plan          Incorporated herein by reference to the
                                                                    Corporation's Annual Report on Form 10-K
                                                                    for the fiscal year ended December 31,
                                                                    1996 (File No. 0-13507)[Exhibit 10(u)].

10(v)             Rurban Financial Corp. Plan to Allow Directors    Incorporated herein by reference to the
                  to Elect to Defer Compensation                    Corporation's Annual Report on Form 10-K
                                                                    for the fiscal year ended December 31,
                                                                    1996 (File No. 0-13507)[Exhibit 10(v)].

Exhibit No.       Description                                        Location
-----------       -----------                                        --------
10(w)             Form of Non-Qualified Stock Option Agreement       Incorporated herein by reference to the
                                                                     Corporation's Annual Report on Form 10-K
                                                                     for the fiscal year ended December 31,
                                                                     1997 (File No. 0-13507[Exhibit 10(w)].

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

10(y)             Employees' Stock Ownership and Savings Plan        Filed herewith as Exhibit 10(y).
                  of Rurban Financial Corp.

(b)      Reports on Form 8-K.
         -------------------

         There were no Current Reports on Form 8-K filed during the fiscal quarter ended December 31, 1999.

(c)      Exhibits.
         --------

         Exhibits filed with this Annual Report on Form 10-K are attached hereto. For a list of such exhibits, see "Index to Exhibits" at page 84.

(d)      Financial Statement Schedules.
         -----------------------------

         None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        RURBAN FINANCIAL CORP.

                                            /s/ Richard C. Warrener
                                            ------------------------------------
Date:    March 28, 2000                 By: Richard C. Warrener, Executive
                                            Vice President, Chief Financial
                                            Officer and Chief Accounting Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


        Name                        Date                  Capacity
        ----                        ----                  --------
/s/ Thomas C. Williams          March 28, 2000       President, Chief Executive Officer, Principal
----------------------------                         Executive Officer and Director
Thomas C. Williams

/s/ Richard C. Burrows          March 28, 2000       Director
----------------------------
Richard C. Burrows

/s/ John R. Compo               March 28, 2000       Director
----------------------------
John R. Compo

/s/ John Fahl                   March 28, 2000       Director
----------------------------
John Fahl

/s/ Robert A. Fawcett, Jr.      March 28, 2000       Director
----------------------------
Robert A. Fawcett, Jr.

/s/ Richard Z. Graham           March 28, 2000       Director
----------------------------
Richard Z. Graham

/s/ Eric C. Hench               March 28, 2000       Director
----------------------------
Eric C. Hench

/s/ W. Scott Muir               March 28, 2000       Director
----------------------------
W.  Scott Muir

/s/ Steven D. VanDemark         March 28, 2000       Director
----------------------------
Steven D. VanDemark

/s/ J. Michael Walz, D.D.S      March 28, 2000       Director
----------------------------
J. Michael Walz, D.D.S


/s/ Richard C. Warrener         March 28, 2000       Executive Vice President, Chief Financial
---------------------------                          Officer and Chief Accounting Officer
Richard C. Warrener

Date:   March 28, 2000

                             RURBAN FINANCIAL CORP.

                           ANNUAL REPORT ON FORM 10-K
                     FOR FISCAL YEAR ENDED DECEMBER 31, 1999


                          INDEX TO FINANCIAL STATEMENTS
                          -----------------------------

                                                                   Pages in
                                                                   this Annual
                                                                   Report on
Description                                                        Form 10-K
-----------                                                        ---------
Report of Independent Auditors...............................         F-1
Consolidated Balance Sheets at December 31, 1999
     and 1998................................................     F-2 to F-3
Consolidated Statements of Income for the years
     ended December 31, 1999, 1998 and 1997..................         F-4
Consolidated Statements of Changes in Shareholders'
     Equity for the three years ended December 31, 1999......         F-5
Consolidated Statements of Cash Flows for the
     years ended December 31, 1999, 1998 and 1997............     F-6 to F-7
Notes to Consolidated Financial Statements...................     F-8 to F-35

                         REPORT OF INDEPENDENT AUDITORS


Board of Directors and Shareholders
Rurban Financial Corp.
Defiance, Ohio


We have audited the accompanying consolidated balance sheets of Rurban Financial Corp. and Subsidiaries as of December 31, 1999 and 1998 and the related consolidated statements of income, changes in shareholders' equity and cash flows for the years ended December 31, 1999, 1998 and 1997. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rurban Financial Corp. and Subsidiaries as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years ended December 31, 1999, 1998 and 1997 in conformity with generally accepted accounting principles.




                                              /s/ Crowe, Chizek and Company LLP
                                              ----------------------------------
                                              Crowe, Chizek and Company LLP

South Bend, Indiana
February 4, 2000

--------------------------------------------------------------------------------

                         RURBAN FINANCIAL CORP. AND SUBSIDIARIES
                               CONSOLIDATED BALANCE SHEETS
                               December 31, 1999 and 1998
-----------------------------------------------------------------------------------------

                                                                 1999             1998
                                                                ----             ----
ASSETS
Cash and due from banks                                     $ 18,571,702    $ 16,790,423
Federal funds sold                                                11,000       8,718,721
                                                            ------------    ------------
     Total cash and cash equivalents                          18,582,702      25,509,144
Interest-bearing deposits in other financial institutions        110,000         180,000
Securities available for sale                                 83,118,908      82,142,929
Loans held for sale, net of valuation allowance ($-0-)         7,149,585      18,509,275
Loans
     Commercial, financial and agricultural                  326,564,165     248,840,548
     Residential first mortgage                               80,703,338      72,225,323
     Consumer                                                 94,410,123      73,244,850
                                                            ------------    ------------
         Total loans                                         501,677,626     394,310,721
     Deferred loan fees, net                                    (346,248)       (341,168)
     Allowance for loan losses                                (6,193,712)     (5,408,854)
                                                            ------------    ------------
         Net loans                                           495,137,666     388,560,699
Accrued interest receivable                                    4,147,321       3,196,546
Premises and equipment, net                                   11,140,327      11,400,045
Other assets                                                   8,397,015       7,656,141
                                                            ------------    ------------

         Total assets                                       $627,783,524    $537,154,779
                                                            ============    ============

--------------------------------------------------------------------------------
                                (Continued)

                            RURBAN FINANCIAL CORP. AND SUBSIDIARIES
                                  CONSOLIDATED BALANCE SHEETS
                                  December 31, 1999 and 1998
---------------------------------------------------------------------------------------------
                                                                     1999            1998
                                                                     ----            ----
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
     Deposits
         Noninterest-bearing                                     $ 49,005,311    $ 48,135,487
         Interest-bearing                                         470,290,773     402,677,736
                                                                 ------------    ------------
              Total deposits                                      519,296,084     450,813,223
     Federal funds purchased                                       10,900,000       9,500,000
     Advances from Federal Home Loan Bank ("FHLB")                 40,035,303      28,890,290
     Other borrowed funds                                           7,000,000              --
     Accrued interest payable                                       2,513,798       1,685,437
     Other liabilities                                              4,137,868       4,362,879
                                                                 ------------    ------------

              Total liabilities                                   583,883,053     495,251,829

Shareholders' Equity
     Common stock: stated value $2.50 per share;
       shares authorized: 10,000,000;
       shares issued: 1999 - 4,575,702; 1998 - 4,575,702;
       shares outstanding: 1999 - 4,140,718; 1998 - 4,140,518      11,439,255      11,439,255
     Additional paid-in capital                                    11,518,469      11,518,727
     Retained earnings                                             30,047,158      26,508,897
     Accumulated other comprehensive income (loss),
       net of tax of $(790,008) in 1999 and $104,536 in 1998       (1,533,547)        202,922
     Unearned ESOP shares (unearned shares: 1999 - 50,334,
       1998 - 63,810)                                                (908,014)     (1,100,905)
     Treasury stock; shares at cost: 1999 - 434,984,
       1998 - 435,184                                              (6,662,850)     (6,665,946)
                                                                 ------------    ------------

              Total shareholders' equity                           43,900,471      41,902,950
                                                                 ------------    ------------

         Total liabilities and shareholders' equity              $627,783,524    $537,154,779
                                                                 ============    ============

--------------------------------------------------------------------------------
              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       RURBAN FINANCIAL CORP. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF INCOME
                    Years ended December 31, 1999, 1998 and 1997
------------------------------------------------------------------------------------
                                              1999            1998          1997
                                              ----            ----          ----
Interest income
     Loans, including fees                 $39,824,608    $34,131,651   $31,616,158
     Taxable securities                      4,553,538      3,939,667     3,900,143
     Non-taxable securities                    498,257        325,256       312,278
     Other interest income                      76,408        896,714       753,081
                                           -----------    -----------   -----------
         Total interest income              44,952,811     39,293,288    36,581,660

Interest expense
     Deposits                               19,026,452     17,342,766    16,305,732
     Short-term borrowings                     617,027         62,853       161,505
     Advances from FHLB                      1,765,513      1,337,080       221,918
     Other borrowed funds                      334,921             --            --
                                           -----------    -----------   -----------
         Total interest expense             21,743,913     18,742,699    16,689,155
                                           -----------    -----------   -----------

NET INTEREST INCOME                         23,208,898     20,550,589    19,892,505
     Provision for loan losses               1,215,000      1,080,000       947,965
                                           -----------    -----------   -----------

NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES                           21,993,898     19,470,589    18,944,540

Noninterest income
     Service charges on deposit accounts     1,462,925      1,252,274     1,199,153
     Loan servicing fees                       581,581        540,239       538,881
     Trust fees                              2,597,465      2,576,823     2,326,629
     Data service fees                       4,381,746      3,553,998     2,827,782
     Net gain (loss) on securities              (5,827)        72,468       193,892
     Net gain on sales of loans              1,147,339      1,933,834       551,730
     Other income                              898,767        580,998       656,555
                                           -----------    -----------   -----------
         Total noninterest income           11,063,996     10,510,634     8,294,622

Noninterest expense
     Salaries and employee benefits         14,389,186     12,434,334    10,189,420
     Net occupancy expense of premises       1,183,120      1,093,772       992,486
     Equipment rentals, depreciation and
       maintenance                           2,952,061      2,486,511     1,981,699
     Other expenses                          6,941,688      7,615,394     6,089,291
                                           -----------    -----------   -----------
         Total noninterest expense          25,466,055     23,630,011    19,252,896
                                           -----------    -----------   -----------

INCOME BEFORE INCOME TAX EXPENSE             7,591,839      6,351,212     7,986,266
     Income tax expense                      2,360,937      2,073,335     2,470,469
                                           -----------    -----------   -----------

NET INCOME                                 $ 5,230,902    $ 4,277,877   $ 5,515,797
                                           ===========    ===========   ===========

Earnings per common share:
     Basic                                 $      1.28    $      1.05   $      1.24
                                           ===========    ===========   ===========
     Diluted                               $      1.28    $      1.04   $      1.24
                                           ===========    ===========   ===========

--------------------------------------------------------------------------------
              The accompanying notes are an integral part of these
                       consolidated financial statements.


                                               RURBAN FINANCIAL CORP. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                                 Three years ended December 31, 1999
-----------------------------------------------------------------------------------------------------------------------------------
                                                                              Accumulated
                                                                                Other
                                                   Additional                Comprehensive    Unearned
                                      Common        Paid-In      Retained    Income (Loss),     ESOP       Treasury
                                       Stock        Capital      Earnings     Net of Tax       Shares        Stock         Total
                                       -----        -------      --------     ----------       ------        -----         -----
Balances at January 1, 1997         $ 5,719,628  $17,239,088   $20,024,916   $    (4,984)
                                                                                            $(1,490,000)  $        --   $41,488,648
Comprehensive Income:
   Net income for the year                   --           --     5,515,797            --             --            --     5,515,797
   Net change in net
     unrealized appreciation
     (depreciation)on securities
     available for sale, net
     of reclassification
     adjustments and tax effects             --           --            --       223,824             --            --       223,824
                                                                                                                        -----------
       Total Comprehensive Income                                                                                         5,739,621
Pay down of ESOP Loan                        --           --            --            --        191,000            --       191,000
Cash dividends declared
   ($.37 per share)                          --           --    (1,648,730)           --             --            --    (1,648,730)
Purchase of 217,942
   treasury shares                           --           --            --            --             --    (6,676,611)   (6,676,611)
                                    -----------  -----------   -----------   -----------    -----------   -----------   -----------
Balances at December 31, 1997         5,719,628   17,239,088    23,891,983       218,840     (1,299,000)   (6,676,611)   39,093,928

Comprehensive Income:
   Net income for the year                   --           --     4,277,877            --             --            --     4,277,877
   Net change in net
     unrealized appreciation
     (depreciation) on securities
     available for sale, net of
     reclassification adjustments
     and tax effects                         --           --            --       (15,918)            --            --       (15,918)
                                                                                                                        -----------
       Total Comprehensive Income                                                                                         4,261,959
Pay down of ESOP Loan                        --           --            --            --        198,095            --       198,095
Declaration of a 2 for 1 stock
   split and issuance of
   2,287,851 common shares            5,719,627   (5,719,627)           --            --             --            --            --
Cash dividends declared
   ($0.40 per share)                         --           --    (1,660,963)           --             --            --    (1,660,963)
Issuance of 700 treasury
  shares due to exercise
  of stock options                           --         (734)           --            --             --        10,665         9,931
                                    -----------  -----------   -----------   -----------    -----------   -----------   -----------
Balances at December 31, 1998        11,439,255   11,518,727    26,508,897       202,922     (1,100,905)   (6,665,946)   41,902,950

Comprehensive Income:
   Net income for the year                   --           --     5,230,902            --             --            --     5,230,902
   Net change in net unrealized
     appreciation (depreciation)
     on securities available
     for sale, net of
     reclassification adjustments
     and tax effects                         --           --            --    (1,736,469)            --            --    (1,736,469)
                                                                                                                        -----------
       Total Comprehensive Income                                                                                         3,494,433
Pay down of ESOP Loan                        --           --            --            --        192,891            --       192,891
Cash dividends declared
   ($0.41 per share)                         --           --    (1,692,641)           --             --            --    (1,692,641)
Issuance of 200 treasury
  shares due to exercise
  of stock options                           --         (258)           --            --             --         3,096         2,838
                                    -----------  -----------   -----------   -----------    -----------   -----------   -----------

Balances at December 31, 1999       $11,439,255  $11,518,469   $30,047,158   $(1,533,547)   $  (908,014)  $(6,662,850)  $43,900,471
                                    ===========  ===========   ===========   ===========    ===========   ===========   ===========

--------------------------------------------------------------------------------
              The accompanying notes are an integral part of these
                       consolidated financial statements.

                              RURBAN FINANCIAL CORP. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                            Years ended December 31, 1999, 1998 and 1997
--------------------------------------------------------------------------------------------------
                                                         1999             1998            1997
                                                         ----             ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES
     Cash received from customers - fees
       and commissions                             $   9,922,484    $   8,504,332    $  7,549,000
     Cash paid to suppliers and employees            (23,415,280)     (22,013,138)    (18,388,747)
     Loans originated for sale                       (97,308,756)    (112,427,356)    (30,797,914)
     Proceeds from sales of loans held for sale      104,697,491      100,256,242      28,820,953
     Interest received                                44,007,116       39,682,791      36,372,890
     Interest paid                                   (20,915,552)     (18,634,402)    (16,533,146)
     Income taxes paid                                (2,400,000)      (1,955,000)     (2,968,950)
                                                   -------------    -------------    ------------
         Net cash from operating activities           14,587,503       (6,586,531)      4,054,086

CASH FLOWS FROM INVESTING ACTIVITIES
     Net change in interest-bearing deposits
       in other financial institutions                    70,000          349,777        (349,777)
     Net change in loans                            (103,341,052)     (35,910,252)    (42,352,936)
     Proceeds from sales of securities available
       for sale                                       17,657,888       24,765,342      28,631,037
     Principal repayments, maturities, and
       calls of securities available for sale         24,243,471       24,138,929       8,785,410
     Purchase of securities available for sale       (45,514,178)     (59,309,982)    (41,936,407)
     Net purchases of premises and equipment          (1,666,906)      (4,502,632)     (1,149,654)
     Recoveries on loan charge-offs                      662,299          424,745         550,642
                                                   -------------    -------------    ------------
         Net cash from investing activities         (107,888,478)     (50,044,073)    (47,821,685)

CASH FLOWS FROM FINANCING ACTIVITIES
     Net change in deposits                           68,482,861       35,631,937      27,415,213
     Net change in federal funds purchased             1,400,000        4,571,000       4,929,000
     Proceeds from advances from FHLB                 15,000,000       26,500,000       7,529,867
     Repayments of advances from FHLB                 (3,854,987)      (5,139,577)             --
     Proceeds from advances on line of credit          7,000,000               --              --
     Cash dividends paid                              (1,656,179)      (1,655,928)     (1,234,748)
     Proceeds from exercise of stock options               2,838            9,931              --
     Cash paid to repurchase common stock                     --               --      (6,676,611)
                                                   -------------    -------------    ------------
         Net cash from financing activities           86,374,533       59,917,363      31,962,721
                                                   -------------    -------------    ------------

Net change in cash and cash equivalents               (6,926,442)       3,286,759     (11,804,878)

Cash and cash equivalents at beginning of year        25,509,144       22,222,385      34,027,263
                                                   -------------    -------------    ------------

CASH AND CASH EQUIVALENTS AT END OF YEAR           $  18,582,702    $  25,509,144    $ 22,222,385
                                                   =============    =============    ============

--------------------------------------------------------------------------------
                                   (Continued)

                               RURBAN FINANCIAL CORP. AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                             Years ended December 31, 1999, 1998 and 1997
----------------------------------------------------------------------------------------------------

                                                           1999             1998             1997
                                                           ----             ----             ----
RECONCILIATION OF NET INCOME TO
  NET CASH FROM OPERATING ACTIVITIES
     Net income                                       $  5,230,902    $   4,277,877    $  5,515,797
     Adjustments to reconcile net income
       to net cash from operating activities
         Depreciation                                    1,926,624        1,686,548       1,393,531
         Amortization of intangible assets                 210,000          385,000         180,000
         Provision for loan losses                       1,215,000        1,080,000         947,965
         Net (gain) loss on securities                       5,827          (72,468)       (193,892)
         Loans originated for sale                     (97,308,756)    (112,427,356)    (30,797,914)
         Proceeds from sales of loans held for sale    104,697,491      100,256,242      28,820,953
         Net gain on sales of loans                     (1,147,339)      (1,933,834)       (551,730)
         Paydown of ESOP loan                              192,891          198,095         191,000
         Change in assets and liabilities
              Deferred loan fees, net                        5,080           52,517          25,860
              Accrued interest receivable                 (950,775)         336,986        (234,630)
              Other assets                                 (56,330)      (1,834,862)     (1,447,829)
              Accrued interest payable                     828,361          108,297         156,009
              Other liabilities                           (261,473)       1,300,427          48,966
                                                      ------------    -------------    ------------
                  Net cash from operating
                    activities                        $ 14,587,503    $  (6,586,531)   $  4,054,086
                                                      ============    =============    ============


Supplemental disclosure of noncash transactions:
     Transfer from loans held for sale to loans
       receivable                                     $  5,118,294    $          --    $         --

-------------------------------------------------------------------------------
              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     RURBAN FINANCIAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1999, 1998 and 1997
--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation: The accompanying consolidated financial statements include the accounts of Rurban Financial Corp. and its wholly-owned subsidiaries. Rurban Financial Corp. ("the Corporation") is a bank holding company, organized under Ohio law, that owns all the outstanding stock of The State Bank and Trust Company ("State Bank"), The Peoples Banking Company ("Peoples Bank"), The First National Bank of Ottawa ("First National Bank"), The Citizens Savings Bank Company ("Citizens Savings Bank"), Rurbanc Data Services, Inc. ("RDSI") and Rurban Life Insurance Company ("Rurban Life") (together referred to as "the Corporation"). State Bank owns all of the outstanding stock of Reliance Financial Services, N.A. ("RFS") and Rurban Mortgage Company ("RMC"). RMC was incorporated on November 5, 1997. On December 31, 1997, the operations of the Rurban Mortgage Division of State Bank were merged into RMC along with the acquired operations of S&L Financial Services, Inc. ("S&L"). The S&L acquisition was accounted for as a purchase; income from S&L was not material for the year ended December 31, 1997. All significant intercompany balances and transactions are eliminated in consolidation.

Nature of Business and Industry Segments: Internal financial information is primarily reported and aggregated in three lines of business: banking, mortgage banking, and data processing services. For further discussion, see Note 18. The Corporation's subsidiary banks grant credit and accept deposits from their customers in the normal course of business primarily in northern Ohio. RDSI provides data processing services to financial institutions located in Ohio, Michigan and Indiana. Rurban Life accepts reinsurance ceded in part by American General Assurance Company from the credit life and disability insurance purchased by customers of the Corporation's subsidiary banks. RFS offers a diversified array of trust and financial services to customers nationwide. RMC services residential mortgage customers in Northern Ohio, West and Central Florida.

Use of Estimates: To prepare consolidated financial statements in conformity with generally accepted accounting principles, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the consolidated financial statements and the disclosures provided, and future results could differ. The allowance for loan losses, fair values of financial instruments and the carrying value of loans held for sale are particularly subject to change.

Securities: Securities are classified as held to maturity and carried at amortized cost when management has the positive intent and ability to hold them to maturity. Securities are classified as available for sale when they might be sold before maturity. Securities available for sale are carried at fair value, with net unrealized appreciation (depreciation), net of tax, reported separately in other comprehensive income (loss) and shareholders' equity. Securities are classified as trading when held for short term periods in anticipation of market gains, and are carried at fair value. Securities are written down to fair value when a decline in fair value is not temporary.

--------------------------------------------------------------------------------
                                   (Continued)
                                                                             F-8

                     RURBAN FINANCIAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1999, 1998 and 1997
--------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------
                                   (Continued)
                                                                             F-9

                     RURBAN FINANCIAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1999, 1998 and 1997
--------------------------------------------------------------------------------

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

Intangible Assets: Goodwill arising from the acquisition of subsidiary banks and RMC is amortized over 5 to 25 years using the straight-line method. Core deposit intangibles are amortized on an accelerated basis over 10 years, the estimated life of the deposits acquired. Goodwill and identified intangibles are assessed for impairment based on estimated undiscounted cash flows, and written down if necessary. As of December 31, 1999, 1998 and 1997, unamortized goodwill totaled approximately $404,000, $532,000 and $834,000, and unamortized core deposit intangibles totaled approximately $106,000, $188,000 and $271,000.

--------------------------------------------------------------------------------
                                   (Continued)
                                                                            F-10

                     RURBAN FINANCIAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1999, 1998 and 1997
--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Foreclosed Real Estate: Real estate properties acquired through, or in lieu of, loan foreclosure are initially recorded at fair value at the date of acquisition establishing a new cost basis. Any reduction to fair value from the carrying value of the related loan at the time of acquisition is accounted for as a loan loss and charged against the allowance for loan losses. After acquisition, a valuation allowance is recorded through a charge to income for the amount of estimated selling costs. Valuations are periodically performed by management, and valuation allowances are adjusted through a charge to income for changes in fair value or estimated selling costs. Other real estate owned amounted to approximately $285,000 and $456,000 at December 31, 1999 and 1998, respectively, and is included in other assets in the consolidated balance sheets.

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

Employee Benefits: The Corporation sponsors an employee stock ownership plan
(ESOP) and 401(k) profit sharing plan for which contributions are made and expensed annually. The Corporation also provides split-dollar life insurance plans for certain executive officers of the Corporation. Also, the Corporation sponsors a supplemental retirement plan for certain executive officers of the Corporation. Employee benefits are discussed further in Note 9.

Stock Option Plan: The Corporation sponsors a stock option plan for directors, officers and key employees. Expense for employee compensation under the stock option plan is based on Accounting Principles Board ("APB") Opinion 25 with expense reported only if options are granted below market price at grant date. Pro forma disclosures of net income and earnings per common share are provided as if the fair value method of SFAS No. 123 were used to measure expense for stock-based compensation. For further discussion see Note 9.

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

--------------------------------------------------------------------------------
                                   (Continued)
                                                                            F-11

                     RURBAN FINANCIAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1999, 1998 and 1997
--------------------------------------------------------------------------------

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

Comprehensive Income (Loss): Comprehensive income (loss) consists of net income and other comprehensive income (loss). Other comprehensive income (loss) includes the net change in net unrealized appreciation (depreciation) on securities available for sale, net of tax, which is also recognized as a separate component of shareholders' equity.

Dividend Restriction: Certain restrictions exist regarding the ability of the subsidiaries to transfer funds to Rurban Financial Corp. in the form of cash dividends, loans or advances. Approximately $10,900,000 of undistributed earnings of the subsidiaries, included in consolidated retained earnings, plus current 2000 net profits is available for distribution to Rurban Financial Corp. as dividends in 2000 without prior regulatory approval.

Fair Values of Financial Instruments: Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in Note 15. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect such estimates.

Concentrations of Credit Risk: The Corporation grants commercial, real estate and installment loans to customers mainly in northern Ohio. Commercial loans include loans collateralized by commercial real estate, business assets and agricultural loans collateralized by crops and farm equipment. Commercial, financial and agricultural loans make up approximately 65% of the loan portfolio and the loans are expected to be repaid from cash flow from operations of businesses. Residential first mortgage loans make up approximately 16% of the loan portfolio and are collateralized by first mortgages on residential real estate. Consumer loans make up approximately 19% of the loan portfolio and are primarily collateralized by consumer assets.

--------------------------------------------------------------------------------
                                   (Continued)
                                                                            F-12

                     RURBAN FINANCIAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1999, 1998 and 1997
--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Financial Instruments With Off-Balance-Sheet Risk: The Corporation, in the normal course of business, makes commitments to extend credit which are not reflected in the consolidated financial statements. A summary of these commitments is disclosed in Note 13.

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


NOTE 2 - BASIC AND DILUTED EARNINGS PER COMMON SHARE

A reconciliation of the numerators and denominators of the computations of basic earnings per common share and diluted earnings per common share for the years ended December 31, 1999, 1998 and 1997 is presented below:

                                                           Year Ended December 31,
                                                           -----------------------
                                                      1999          1998          1997
                                                      ----          ----          ----
BASIC EARNINGS PER COMMON SHARE
     Net income                                    $5,230,902    $4,277,877    $5,515,797
                                                   ==========    ==========    ==========

     Weighted average common shares
       outstanding                                  4,140,714     4,140,484     4,519,342

     Less:  Unallocated ESOP shares                   (57,072)      (70,380)      (83,709)
                                                   ----------    ----------    ----------

     Weighted average common shares
       outstanding for basic earnings
       per common share                             4,083,642     4,070,104     4,435,633
                                                   ==========    ==========    ==========

     Basic earnings per common share               $     1.28    $     1.05    $     1.24
                                                   ==========    ==========    ==========

DILUTED EARNINGS PER COMMON SHARE
     Net income                                    $5,230,902    $4,277,877    $5,515,797
                                                   ==========    ==========    ==========

     Weighted average common shares
       outstanding for basic earnings
       per common share                             4,083,642     4,070,104     4,435,633

     Add:  Dilutive effects of assumed
       conversions and exercise of stock options        8,324        30,410         2,382
                                                   ----------    ----------    ----------

     Weighted average common and dilutive
       potential common shares outstanding          4,091,966     4,100,514     4,438,015
                                                   ==========    ==========    ==========

     Diluted earnings per common share             $     1.28    $     1.04    $     1.24
                                                   ==========    ==========    ==========

--------------------------------------------------------------------------------
                                   (Continued)
                                                                            F-13

                     RURBAN FINANCIAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1999, 1998 and 1997
--------------------------------------------------------------------------------

NOTE 2 - BASIC AND DILUTED EARNINGS PER COMMON SHARE (Continued)

Incentive stock options for 6,500 shares of common stock granted during 1999 and 45,750 shares of common stock granted during 1998 were not considered in computing earnings per common share for 1999 and 1998 because they were antidilutive. Common share numbers have been restated for all stock splits and dividends.


NOTE 3 - SECURITIES AVAILABLE FOR SALE

Year end securities available for sale were as follows.

                                                             Gross            Gross
                                            Amortized      Unrealized      Unrealized
1999                                          Cost           Gains            Losses         Fair Value
----                                          ----           -----            ------         ----------
U.S. Treasury and U.S.
  Government agency
  securities                              $19,794,342     $       618      $  (418,696)     $19,376,264
Obligations of states and
  political subdivisions                   11,235,056          19,984         (673,069)      10,581,971
Mortgage-backed securities                 51,817,915             387       (1,252,779)      50,565,523
Marketable equity securities                2,595,150              --               --        2,595,150
                                          -----------     -----------      -----------      -----------

                                          $85,442,463     $    20,989      $(2,344,544)     $83,118,908
                                          ===========     ===========      ===========      ===========

1998
----
U.S. Treasury and U.S.
  Government agency
  securities                              $20,011,303     $   104,387      $    (4,700)     $20,110,990
Obligations of states and
  political subdivisions                    9,092,811         163,383          (54,212)       9,201,982
Mortgage-backed securities                 50,509,507         211,775         (113,175)      50,608,107
Marketable equity securities                2,221,850              --               --        2,221,850
                                          -----------     -----------      -----------      -----------

                                          $81,835,471     $   479,545      $  (172,087)     $82,142,929
                                          ===========     ===========      ===========      ===========

--------------------------------------------------------------------------------
                                   (Continued)

                     RURBAN FINANCIAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1999, 1998 and 1997
--------------------------------------------------------------------------------

NOTE 3 - SECURITIES AVAILABLE FOR SALE (Continued)

Contractual maturities of debt securities available for sale at December 31, 1999 were as follows. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

                                                      Available for Sale
                                                      ------------------
                                                 Amortized
                                                    Cost         Fair Value
                                                    ----         ----------
Due in one year or less                         $ 1,316,057     $ 1,325,111
Due after one year through five years            19,055,220      18,682,782
Due after five years through ten years            4,900,784       4,831,255
Due after ten years                               5,757,337       5,119,087
Mortgage-backed securities                       51,817,915      50,565,523
                                                -----------     -----------

   Total debt securities available for sale     $82,847,313     $80,523,758
                                                ===========     ===========

Proceeds, gross gains and gross losses realized from sales of securities available for sale for the years ended December 31, 1999, 1998 and 1997 are as follows:

                                                  1999             1998             1997
                                                  ----             ----             ----
Proceeds from sales of debt securities
  available for sale                           $17,657,888      $24,765,342      $28,631,037
                                               ===========      ===========      ===========

Gross gains from sales of debt securities
  available for sale                           $    25,648      $    73,245      $   252,834
Gross losses from sales of debt securities
  available for sale                               (31,475)            (777)         (58,942)
                                               -----------      -----------      -----------

      Net gain (loss) on securities            $    (5,827)     $    72,468      $   193,892
                                               ===========      ===========      ===========

At December 31, 1999 there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies and corporations, in an amount greater than 10% of shareholders' equity.

Securities with an amortized cost of approximately $70,991,000 and $58,444,000 as of December 31, 1999 and 1998, were pledged to secure public and trust deposits and FHLB advances.

--------------------------------------------------------------------------------
                                  (Continued)

                     RURBAN FINANCIAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1999, 1998 and 1997
--------------------------------------------------------------------------------

NOTE 4 - ALLOWANCE FOR LOAN LOSSES

The following is a summary of the activity in the allowance for loan losses account for the years ended December 31, 1999, 1998 and 1997:

                                           1999             1998             1997
                                           ----             ----             ----
Beginning balance                      $ 5,408,854      $ 5,239,601      $ 5,066,600
Provision for loan losses                1,215,000        1,080,000          947,965
Recoveries of previous charge-offs         662,299          424,745          550,642
Losses charged to the allowance         (1,092,441)      (1,335,492)      (1,325,606)
                                       -----------      -----------      -----------

     Ending balance                    $ 6,193,712      $ 5,408,854      $ 5,239,601
                                       ===========      ===========      ===========

At December 31, 1999 and 1998, loans past due more than 90 days and still accruing interest approximated $809,000 and $1,742,000.

Impaired loans were as follows.

                                               1999          1998            1997
                                               ----          ----            ----
Year end loans with no allowance for
  loan losses allocated                    $       --     $  567,000     $       --
Year end loans with allowance for loan
  losses allocated                          1,536,000        689,000      1,801,000
Amount of allowance allocated                 807,000        225,000        725,000

Average of impaired loans during the
  year                                      1,461,000      1,462,000      1,919,000
Interest income recognized during
  impairment                                   40,000         11,000         36,000
Cash-basis interest income recognized          17,000         11,000         36,000


NOTE 5 - PREMISES AND EQUIPMENT, NET

Premises and equipment, net at December 31, are summarized as follows:

                                                  1999             1998
                                                  ----             ----
Land                                          $   984,216      $ 1,123,546
Buildings and improvements                      7,716,803        7,820,057
Furniture and equipment                         9,944,385        8,659,988
                                              -----------      -----------
   Total cost                                  18,645,404       17,603,591
Accumulated depreciation and amortization      (7,505,077)      (6,203,546)
                                              -----------      -----------

                                              $11,140,327      $11,400,045
                                              ===========      ===========

--------------------------------------------------------------------------------
                                  (Continued)

                     RURBAN FINANCIAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1999, 1998 and 1997
--------------------------------------------------------------------------------

NOTE 5 - PREMISES AND EQUIPMENT, NET (Continued)

The Corporation is obligated under non-cancelable leases for office space and equipment. Rent expense was $229,000, $266,000 and $79,000 for 1999, 1998 and
1997.

At December 31, 1999, minimum future lease payments are as follows for the years ended December 31:

         2000           $   99,600
         2001               99,600
         2002               99,600
         2003               99,600
         2004               99,600
         Thereafter        697,200
                        ----------

                        $1,195,200
                        ==========


NOTE 6 - INTEREST-BEARING DEPOSITS

Included in interest-bearing deposits are certificates of deposit in denominations of $100,000 or more of approximately $106,786,000 and $64,888,000 as of December 31, 1999 and 1998, respectively. Certificates of deposit obtained from brokers totaled approximately $29,000,000 and $2,000,000 as of December 31, 1999 and 1998, respectively.

At December 31, 1999, the scheduled maturities of certificates of deposit are as follows for the years ended December 31:

         2000           $237,927,685
         2001             46,275,578
         2002              9,792,520
         2003              1,356,888
         2004              3,437,955
         Thereafter          105,753
                        ------------

                        $298,896,379
                        ============


--------------------------------------------------------------------------------
                                  (Continued)

                     RURBAN FINANCIAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1999, 1998 and 1997
--------------------------------------------------------------------------------

NOTE 7 - ADVANCES FROM FHLB

Advances from the FHLB of Cincinnati with fixed and variable interest rates ranging from 4.52% to 6.25% at December 31, 1999 and from 5.27% to 6.25% at December 31, 1998 mature as follows for the years ending December 31:

                               1999            1998
                               ----            ----
1999                       $        --     $ 3,854,987
2000                         4,121,389       2,121,389
2001                         2,138,845       2,138,845
2002                         1,925,069       1,925,069
2003                         1,850,000       1,850,000
2004                                --              --
Thereafter                  19,500,000      10,000,000
                           -----------     -----------
                            29,535,303      21,890,290
Line of credit (LIBOR)      10,500,000       7,000,000
                           -----------     -----------

                           $40,035,303     $28,890,290
                           ===========     ===========

At December 31, 1999 and 1998, in addition to FHLB stock, the Corporation pledged mortgage loans with a minimum carrying value of approximately $60,086,000 and $43,366,000 to the FHLB to secure advances outstanding.


NOTE 8 - OTHER BORROWED FUNDS

The Corporation has a line of credit with the Fifth Third Bank of Northwestern Ohio, N.A. in the amount of $10,000,000. At December 31, 1999 and 1998, the Corporation had $7,000,000 and $-0- advances outstanding on this line of credit. The note is unsecured and requires interest to be paid monthly with the principal amount due at maturity on April 30, 2000. The interest rate is variable based on the current prime rate and adjusts immediately.


NOTE 9 - EMPLOYEE BENEFITS

Employee Stock Ownership Plan: The Corporation has a noncontributory employee stock ownership plan ("ESOP") covering substantially all employees of the Corporation and its subsidiaries. Voluntary contributions are made by the Corporation to the plan. Each eligible employee is vested based upon years of service, including prior years of service. Contributions to the ESOP were $260,000, $715,000 and $212,000, and related expense attributable to the plan included in salaries and employee benefits were approximately $572,000, $568,000 and $391,000 in 1999, 1998 and 1997, respectively.


--------------------------------------------------------------------------------
                                  (Continued)

                     RURBAN FINANCIAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1999, 1998 and 1997
--------------------------------------------------------------------------------

NOTE 9 - EMPLOYEE BENEFITS (Continued)

Distributions to plan participants may be paid in cash or stock upon their termination of employment. During 1999, 10,471 shares were withdrawn from the ESOP by participants who terminated their employment with the Company.

During 1996, the ESOP borrowed $1,505,527 from the Corporation to purchase 93,758 shares of common stock at a weighted average cost of $16.06 per share. Collateral for the loan is the unearned shares of common stock purchased by the ESOP with the loan proceeds. The loan will be repaid principally from the Corporation's discretionary contributions to the ESOP. The interest rate for the loan is 7.75%. Shares purchased by the ESOP are held in suspense until allocated among ESOP participants as the loan is repaid. During 1999, 1998 and 1997, the ESOP allocated 13,476 shares, 13,140 shares and 13,518 shares.

The ESOP shares as of December 31 were as follows:

                                                        1999         1998
                                                        ----         ----
Allocated shares                                       582,617      579,612
Unearned shares                                         50,334       63,810
                                                      --------     --------

     Total ESOP shares                                 632,951      643,422
                                                      ========     ========

Fair value of unearned ESOP shares at December 31     $679,509     $989,055
                                                      ========     ========

The Corporation accounts for its ESOP under AICPA Statement of Position ("SOP") 93-6. Compensation expense is recorded based on the average market price of the shares committed to be released for allocation to participant accounts and cash allocated to participant accounts. The difference between the market price and the cost of shares committed to be released is recorded as an adjustment to additional paid-in capital. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings; dividends on unearned ESOP shares are reflected as a reduction of debt and accrued interest.

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


--------------------------------------------------------------------------------
                                  (Continued)

                     RURBAN FINANCIAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1999, 1998 and 1997
--------------------------------------------------------------------------------

NOTE 9 - EMPLOYEE BENEFITS (Continued)

On October 22, 1997, 179,000 options with a 10 year term were granted at an exercise price of $14.19 per share. On June 15, 1998, 45,750 options with a ten year term were granted at an exercise price of $18.50. During 1999, 6,500 options with a ten year term were granted at an exercise price of $18.50 per share. At December 31, 1999, 1998 and 1997, 219,100, 217,800 and 179,000 options were granted and outstanding and 168,750, 175,250 and 221,000 options were available to be granted. Eligible directors, officers and key employees are able to exercise options awarded to them at a rate of 20% per year, October 22, 1998, being the first possible exercise date, accordingly no options were exercisable at December 31, 1997. Options outstanding at December 31, 1999 had a range of exercise prices of $14.19 - $18.50 and a weighted average remaining contractual life of 8 years.

A summary of the activity in the Option Plan is as follows.

                                       1 9 9 9                1 9 9 8                1 9 9 7
                                       -------                -------                -------
                                             Weighted                Weighted               Weighted
                                             Average                 Average                Average
                                             Exercise                Exercise               Exercise
                                Shares        Price      Shares       Price      Shares      Price
                                ------        -----      ------       -----      ------      -----
Outstanding at beginning
  of year                       217,800      $15.09      179,000      $14.19          --     $   --
Granted                           6,500       18.50       45,750       18.50     179,000      14.19
Exercised                          (200)      14.19         (700)      14.19          --         --
Forfeited                        (5,000)      15.91       (6,250)      14.36          --         --
                                -------                  -------                 -------
Outstanding at end of year      219,100      $15.17      217,800      $15.09     179,000     $14.19
                                =======                  =======                 =======

Options exercisable at December 31, 1999, 1998 and 1997 were as follows.

                                  1 9 9 9              1 9 9 8               1 9 9 7
                                  -------              -------               -------
                                       Weighted              Weighted              Weighted
                                       Average               Average               Average
Exercise                               Exercise              Exercise              Exercise
Prices                      Number      Price     Number      Price      Number     Price
------                      ------      -----     ------      -----      ------     -----
$14.19                      61,700     $14.19     29,100      $14.19       --        $--
$18.50                       6,900      18.50         --          --       --         --
                            ------                ------                  ---

Exercisable at year end     68,600     $14.62     29,100      $14.19       --        $--
                            ======                ======                  ===

The Corporation applies APB Opinion 25, Accounting For Stock Issued to Employees and related interpretations in accounting for its Option Plan. Accordingly, no compensation expense has been recognized for the Option Plan. SFAS No. 123, Accounting For Stock-Based Compensation requires pro forma disclosures for entities that do not adopt its fair value accounting method for stock-based compensation. Had compensation cost for stock options been measured using SFAS No. 123, net income and earnings per share would have been the pro forma amounts indicated below. The pro forma effect may increase in the future if more options are granted.


--------------------------------------------------------------------------------
                                  (Continued)

                     RURBAN FINANCIAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1999, 1998 and 1997
--------------------------------------------------------------------------------

NOTE 9 - EMPLOYEE BENEFITS (Continued)

                                                     1999           1998           1997
                                                     ----           ----           ----
Net income as reported                            $5,230,902     $4,277,877     $5,515,797
Pro forma net income                              $5,083,603     $4,143,146     $5,492,136

Basic earnings per common share as reported       $     1.28     $     1.05     $     1.24
Pro forma basic earnings per common share         $     1.24     $     1.02     $     1.24

Diluted earnings per common share as reported     $     1.28     $     1.04     $     1.24
Pro forma diluted earnings per common share       $     1.24     $     1.01     $     1.24

The pro forma effects are computed using option pricing models, using the following weighted-average assumptions as of grant date.

                                                  1999       1998       1997
                                                  ----       ----       ----
Risk-free interest rate                           4.79%      5.38%      6.50%
Expected option life                                10         10         10
Expected stock price volatility                   7.14%      5.45%      5.45%
Expected dividend yield                           2.67%      2.16%      2.39%

Resulting weighted average grant date
  fair value of stock options granted during
  the year                                        $2.97      $4.13      $3.77

401(k) Profit Sharing Plan: The Corporation has 401(k) profit sharing plans. The annual expense of the plans is based on 50% matching of voluntary employee contributions of up to 6% of individual compensation. Employee contributions are vested immediately and the Corporation's matching contributions are fully vested after six years. The plans cover substantially all employees of the Corporation. Contributions to the plans were $221,000, $196,000 and $145,000 and related expense attributable to the plans, included in salaries and employee benefits, were approximately $220,000, $186,000 and $117,000 in 1999, 1998 and 1997.

Life Insurance Plans: Life insurance plans are provided for certain executive officers on a split-dollar basis and the Corporation is the owner of the split-dollar policies. The officers are entitled to a sum equal to two times either the employee's annual salary at death, if actively employed, or final annual salary, if retired, less $50,000. The Corporation is entitled to the remainder of the death proceeds less any loans on the policy and unpaid interest or cash withdrawals previously incurred by the Corporation. The employees have the right to designate a beneficiary(s) to receive their share of the proceeds payable upon death. The cash surrender value of these life insurance policies was approximately $650,000 and $627,000 at December 31, 1999 and 1998, and is included in other assets in the consolidated balance sheets.


--------------------------------------------------------------------------------
                                  (Continued)

                     RURBAN FINANCIAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1999, 1998 and 1997
--------------------------------------------------------------------------------

NOTE 9 - EMPLOYEE BENEFITS (Continued)

Supplemental Retirement Plan: The Corporation established a supplemental retirement plan for selected officers. The Corporation has purchased insurance contracts on the lives of certain participants in the supplemental retirement plan and has named the Corporation as beneficiary. While no direct contract exists between the supplemental retirement plan and the life insurance contracts, it is management's current intent that the proceeds from the insurance contracts will be used to help offset earlier payments made under the supplemental retirement plan. The Corporation is recording an expense equal to the projected present value of the payments due at retirement based on the projected remaining years of service using the projected unit credit method. The obligations under the plans, net of payments already made, was approximately $823,000 and $723,000 at December 31, 1999 and 1998 and is included in other liabilities in the consolidated balance sheets. The expense attributable to the plans, included in salaries and employee benefits, was approximately $165,000, $210,000 and $127,000 in 1999, 1998 and 1997. The cash surrender value of the life insurance was approximately $1,753,000 and $1,675,000 at December 31, 1999 and 1998, and is included in other assets in the consolidated balance sheets.


NOTE 10 - OTHER EXPENSES

The following is an analysis of other expenses for the years ended December 31, 1999, 1998 and 1997:

                                          1999           1998           1997
                                          ----           ----           ----
Amortization of intangible assets     $  210,000     $  385,000     $  180,000
Advertising expense                      448,971        434,353        343,771
Professional fees                      1,244,190      1,327,552      1,193,329
Insurance expense                        211,101        166,376        141,929
Data processing fees                     439,365        334,392        412,736
Printing, stationery and supplies        620,853        754,446        686,701
Telephone and communications             665,747        638,901        395,877
Postage and delivery expense             542,536        547,934        362,249
State, local and other taxes             470,742        635,845        655,089
Other operating expenses               2,088,183      2,390,595      1,717,610
                                      ----------     ----------     ----------

                                      $6,941,688     $7,615,394     $6,089,291
                                      ==========     ==========     ==========


--------------------------------------------------------------------------------
                                  (Continued)

                     RURBAN FINANCIAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1999, 1998 and 1997
--------------------------------------------------------------------------------

NOTE 11 - INCOME TAX EXPENSE

Income tax expense consists of the following for the years ended December 31, 1999, 1998 and 1997:

                                  1999           1998            1997
                                  ----           ----            ----
Current expense                $1,612,264     $2,151,100      $2,525,248
Deferred expense (benefit)        748,673        (77,765)        (54,779)
                               ----------     ----------      ----------

                               $2,360,937     $2,073,335      $2,470,469
                               ==========     ==========      ==========

Income tax expense (benefit) on net gain (loss) on securities was $(1,981), $24,639 and $65,923 in 1999, 1998 and 1997.

The difference between the financial statement income tax expense and amounts computed by applying the statutory federal income tax rate to income before income tax expense is as follows for the years ended December 31, 1999, 1998 and 1997:

                                             1999             1998             1997
                                             ----             ----             ----
Statutory tax rate                                34%              34%              34%
Income taxes computed at the
  statutory federal income tax rate       $2,581,225       $2,159,412       $2,715,330
Add (subtract) tax effect of
    Tax-exempt income                       (243,884)        (204,756)        (214,877)
    Non-deductible expenses and other         23,596          118,679          (29,984)
                                          ----------       ----------       ----------

                                          $2,360,937       $2,073,335       $2,470,469
                                          ==========       ==========       ==========

The components of the net deferred tax asset recorded in the consolidated balance sheets as of December 31, 1999 and 1998 are as follows:

                                             1999           1998
                                             ----           ----
Deferred tax assets
    Provision for loan losses             $1,629,197     $1,309,376
    Mark to market adjustment                     --        104,536
    Net deferred loan fees                    81,581         15,403
    Accrued compensation and benefits        278,901        245,062
    Net unrealized depreciation on
      securities available for sale          790,008             --
    Other                                      5,897          6,085
                                          ----------     ----------
                                           2,785,584      1,680,462

--------------------------------------------------------------------------------
                                  (Continued)

                     RURBAN FINANCIAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1999, 1998 and 1997
--------------------------------------------------------------------------------

NOTE 11 - INCOME TAX EXPENSE (Continued)

                                                 1999             1998
                                                 ----             ----
Deferred tax liabilities
    Net unrealized appreciation on
      securities available for sale          $        --      $ (104,536)
    Originated mortgage servicing rights        (163,454)       (126,411)
    Mark to market adjustment                   (790,008)             --
    ESOP contributions                          (227,769)         (8,183)
    Depreciation                                (119,747)        (67,718)
    Purchase accounting adjustments              (96,143)       (126,698)
    Other                                         (1,220)         (5,544)
                                             -----------      ----------
                                              (1,398,341)       (439,090)
Valuation allowance                                   --              --
                                             -----------      ----------
                                             $ 1,387,243      $1,241,372
                                             ===========      ==========


NOTE 12 - RELATED PARTY TRANSACTIONS

Certain directors, executive officers and principal shareholders of the Corporation, including associates of such persons, are loan customers. A summary of the related party loan activity, for loans aggregating $60,000 or more to any one related party, follows for the year ended December 31, 1999 and 1998:

                             1999            1998
                             ----            ----
Balance, January 1       $ 4,394,000      $3,187,000
    New loans              3,018,000       1,928,000
    Repayments            (3,639,000)       (729,000)
    Other changes              4,000           8,000
                         -----------      ----------

Balance, December 31     $ 3,777,000      $4,394,000
                         ===========      ==========

Other changes include adjustments for loans applicable to one reporting period that are excludable from the other reporting period.


--------------------------------------------------------------------------------
                                  (Continued)

                     RURBAN FINANCIAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1999, 1998 and 1997
--------------------------------------------------------------------------------

NOTE 13 - COMMITMENTS, OFF-BALANCE-SHEET RISK AND CONTINGENCIES

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

The Corporation has the following commitments for terms of up to two years outstanding at December 31:

                                                    1999             1998
                                                    ----             ----
Loan commitments and unused lines of credit     $121,415,000     $102,692,000
Standby letters of credit                          1,935,000        2,168,000
Commercial letters of credit                         956,000           60,000
                                                ------------     ------------
                                                $124,306,000     $104,920,000
                                                ============     ============

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

Salary continuation agreements with certain executive officers contain provisions regarding certain events leading to separation from the Corporation, before the executive officer's normal retirement date, which could result in cash payments totaling approximately $2,446,000 for which $543,000 has been accrued as a liability at December 31, 1999.

The Corporation was required to have approximately $4,493,000 and $4,730,000 of cash on hand or on deposit with the Federal Reserve Bank to meet regulatory reserve and clearing requirements at December 31, 1999 and 1998. These balances do not earn interest. Additionally, the Corporation was required to have approximately $1,250,000 of cash on deposit to meet other clearing requirements at December 31, 1999. This balance does earn interest.

--------------------------------------------------------------------------------
                                  (Continued)

                     RURBAN FINANCIAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1999, 1998 and 1997
--------------------------------------------------------------------------------

NOTE 13 - COMMITMENTS, OFF-BALANCE-SHEET RISK AND CONTINGENCIES
(Continued)

During 1999, the Corporation entered into an agreement whereby borrowings can be made from the Federal Reserve Bank's discount window. The terms of the program allow the Corporation to borrow up to a certain specified percentage of collateral pledged. At December 31, 1999, the Corporation was able to borrow up to $44,000,000 using the percentages then in place. The Corporation has pledged commercial loans against this borrowing capacity with a carrying value of $68,000,000. The outstanding balance as of December 31, 1999 was $-0-.


NOTE 14 - PARENT COMPANY FINANCIAL STATEMENTS

Presented below are condensed financial statements for the parent company, Rurban Financial Corp.:

                              CONDENSED BALANCE SHEETS
                             December 31, 1999 and 1998

                                                            1999            1998
                                                            ----            ----
ASSETS
Cash and cash equivalents                               $   248,292     $   581,808
Investment in and advances to subsidiaries
     Banking subsidiaries                                44,357,990      36,100,152
     Non-banking subsidiaries                             3,307,475       4,062,640
                                                        -----------     -----------
         Total investment in subsidiaries                47,665,465      40,162,792
Accounts receivable from subsidiaries                     2,312,160              --
Other assets                                              1,812,969       2,075,386
                                                        -----------     -----------

         Total assets                                   $52,038,886     $42,819,986
                                                        ===========     ===========

LIABILITIES
Cash dividends payable                                  $   455,479     $   419,017
Other borrowed funds                                      7,000,000              --
Other liabilities                                           682,936         498,019
                                                        -----------     -----------
         Total liabilities                                8,138,415         917,036

SHAREHOLDERS' EQUITY                                     43,900,471      41,902,950
                                                        -----------     -----------

         Total liabilities and shareholders' equity     $52,038,886     $42,819,986
                                                        ===========     ===========

--------------------------------------------------------------------------------
                                  (Continued)

                     RURBAN FINANCIAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1999, 1998 and 1997
--------------------------------------------------------------------------------

NOTE 14 - PARENT COMPANY FINANCIAL STATEMENTS (Continued)

                                   CONDENSED STATEMENTS OF INCOME
                            Years ended December 31, 1999, 1998 and 1997

                                                          1999            1998            1997
                                                          ----            ----            ----
INCOME
     Interest on securities-non-taxable                $        --      $       --     $    21,477
     Dividends from subsidiaries
         Banking subsidiaries                                   --       3,900,000       9,705,299
         Non-banking subsidiaries                        1,150,000              --              --
                                                       -----------      ----------     -----------
              Total                                      1,150,000       3,900,000       9,705,299
     Noninterest income                                    102,183         386,384         225,133
                                                       -----------      ----------     -----------
         Total income                                    1,252,183       4,286,384       9,951,909

EXPENSE
     Interest expense on other borrowed funds              334,921              --              --
     Noninterest expense                                 2,000,128       2,791,944       2,738,038
                                                       -----------      ----------     -----------
         Total expense                                   2,335,049       2,791,944       2,738,038
                                                       -----------      ----------     -----------

INCOME (LOSS) BEFORE INCOME TAX BENEFIT AND EQUITY
  IN UNDISTRIBUTED NET INCOME OF SUBSIDIARIES           (1,082,866)      1,494,440       7,213,871

Income tax benefit                                         767,517         818,231         925,702
                                                       -----------      ----------     -----------

INCOME (LOSS) BEFORE EQUITY IN UNDISTRIBUTED
  NET INCOME OF SUBSIDIARIES                              (315,349)      2,312,671       8,139,573

Equity in undistributed (excess distributed)
  net income of subsidiaries
     Banking subsidiaries                                6,301,416       1,469,830      (3,542,158)
     Non-banking subsidiaries                             (755,165)        495,376         918,382
                                                       -----------      ----------     -----------
         Total                                           5,546,251       1,965,206      (2,623,776)
                                                       -----------      ----------     -----------

NET INCOME                                             $ 5,230,902      $4,277,877     $ 5,515,797
                                                       ===========      ==========     ===========

--------------------------------------------------------------------------------
                                  (Continued)

                     RURBAN FINANCIAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1999, 1998 and 1997
--------------------------------------------------------------------------------

NOTE 14 - PARENT COMPANY FINANCIAL STATEMENTS (Continued)

                                CONDENSED STATEMENTS OF CASH FLOWS
                           Years ended December 31, 1999, 1998 and 1997

                                                     1999             1998             1997
                                                     ----             ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES
     Dividends received from subsidiaries
         Banking subsidiaries                     $        --      $ 3,900,000      $ 9,705,299
         Non-banking subsidiaries                   1,150,000               --               --
                                                  -----------      -----------      -----------
              Total                                 1,150,000        3,900,000        9,705,299
     Cash received from customers-fees
       and commissions                                102,183          386,384           59,921
     Cash paid to suppliers and employees          (4,071,980)      (4,060,688)      (2,958,725)
     Interest received                                     --               --           21,477
     Interest paid                                   (334,921)              --               --
     Income tax refunds                               974,543        1,010,903          933,985
                                                  -----------      -----------      -----------
         Net cash from operating activities        (2,180,175)       1,236,599        7,761,957

CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from sales of securities
       available for sale                                  --               --          516,371
     Principal repayments and calls of
       securities available for sale                       --               --          155,455
     Investment in banking subsidiaries            (3,500,000)              --               --
                                                  -----------      -----------      -----------
         Net cash from investing activities        (3,500,000)              --          671,826

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from advances on line of credit       7,000,000               --               --
     Cash dividends paid                           (1,656,179)      (1,655,928)      (1,234,748)
     Proceeds from exercise of stock options            2,838            9,931               --
     Cash paid to repurchase common stock                  --               --       (6,676,611)
                                                  -----------      -----------      -----------
         Net cash from financing activities         5,346,659       (1,645,997)      (7,911,359)
                                                  -----------      -----------      -----------

Net change in cash and cash equivalents              (333,516)        (409,398)         522,424

Cash and cash equivalents at beginning
  of year                                             581,808          991,206          468,782
                                                  -----------      -----------      -----------

CASH AND CASH EQUIVALENTS AT END OF YEAR          $   248,292      $   581,808      $   991,206
                                                  ===========      ===========      ===========

--------------------------------------------------------------------------------
                                  (Continued)

                     RURBAN FINANCIAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1999, 1998 and 1997
--------------------------------------------------------------------------------

NOTE 14 - PARENT COMPANY FINANCIAL STATEMENTS (Continued)

                            CONDENSED STATEMENTS OF CASH FLOWS (CONTINUED)
                             Years ended December 31, 1999, 1998 and 1997

                                                          1999             1998            1997
                                                          ----             ----            ----
RECONCILIATION OF NET INCOME TO NET CASH
  FROM OPERATING ACTIVITIES
      Net income                                      $ 5,230,902      $ 4,277,877      $5,515,797
      Adjustments to reconcile net income to
        net cash from operating activities
         Net gain on securities                                --               --        (165,212)
         Equity in (undistributed) excess
           distributed net income of subsidiaries
              Banking subsidiaries                     (6,301,416)      (1,469,830)      3,542,158
              Non-banking subsidiaries                    755,165         (495,376)       (918,382)
         Change in accounts receivable
           and other assets                            (2,049,743)      (1,189,224)        (58,882)
         Change in other liabilities                      184,917          113,152        (153,522)
                                                      -----------      -----------      ----------

              Net cash from operating activities      $(2,180,175)     $ 1,236,599      $7,761,957
                                                      ===========      ===========      ==========


NOTE 15 - FAIR VALUES OF FINANCIAL INSTRUMENTS

The following table shows the estimated fair values and the related carrying values of the Corporation's financial instruments at December 31, 1999 and 1998. Items which are not financial instruments are not included.

                                                        1 9 9 9                                 1 9 9 8
                                             --------------------------------      --------------------------------
                                               Carrying          Estimated           Carrying           Estimated
                                                 Value           Fair Value            Value            Fair Value
                                                 -----           ----------            -----            ----------
Financial assets
----------------
Cash and cash equivalents                    $  18,582,702      $  18,583,000      $  25,509,144      $  25,509,000
Interest-bearing deposits in
  other financial institutions                     110,000            110,000            180,000            180,000
Securities available for sale                   83,118,908         83,119,000         82,142,929         82,143,000
Loans, net of allowance for loan
  losses (including loans held for sale)       502,287,251        500,424,000        407,069,974        408,802,000
Accrued interest receivable                      4,147,321          4,147,000          3,196,546          3,197,000
Cash surrender value of
  life insurance                                 2,403,000          2,403,000          2,302,000          2,302,000

Financial liabilities
---------------------
Demand and savings deposits                   (220,399,705)      (220,400,000)      (216,266,622)      (216,267,000)
Time deposits                                 (298,896,379)      (298,311,000)      (234,546,601)      (235,645,000)
Federal funds purchased                        (10,900,000)       (10,900,000)        (9,500,000)        (9,500,000)
Advances from FHLB                             (40,035,303)       (38,066,000)       (28,890,290)       (29,796,000)
Other borrowed funds                            (7,000,000)        (7,000,000)                --                 --
Accrued interest payable                        (2,513,798)        (2,514,000)        (1,685,437)        (1,685,000)

--------------------------------------------------------------------------------
                                  (Continued)

                     RURBAN FINANCIAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1999, 1998 and 1997
--------------------------------------------------------------------------------

NOTE 15 - FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)

For purposes of the above disclosures of estimated fair values, the following assumptions were used as of December 31, 1999 and 1998. The estimated fair value for cash and cash equivalents, accrued interest receivable, cash surrender value of life insurance and accrued interest payable are considered to approximate cost. The estimated fair value for interest-bearing deposits in other financial institutions and securities available for sale is based on quoted market values for the individual deposits or securities or for equivalent deposits or securities. The estimated fair value for loans is based on estimates of the difference in interest rates the Corporation would charge the borrowers for similar such loans with similar maturities made at December 31, 1999 and 1998, applied for an estimated time period until the loan is assumed to reprice or be paid and the allowance for loan losses is considered to be a reasonable estimate of discount for credit quality concerns. The estimated fair value for demand deposits, savings deposits, federal funds purchased, other borrowed funds with variable interest rates and the variable rate line of credit from the FHLB is based on their carrying value. The estimated fair value for time deposits and fixed rate advances from the FHLB is based on estimates of the rate the Corporation would pay on such deposits or borrowings at December 31, 1999 and 1998, applied for the time period until maturity. The estimated fair value for other financial instruments and off-balance-sheet loan commitments approximate cost at December 31, 1999 and 1998 and are not considered significant to this presentation.

While these estimates of fair value are based on management's judgment of the most appropriate factors, there is no assurance that were the Corporation to have disposed of such items at December 31, 1999 and 1998, the estimated fair values would necessarily have been realized at that date, since market values may differ depending on various circumstances. The estimated fair values at December 31, 1999 and 1998 should not necessarily be considered to apply at subsequent dates.

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


NOTE 16 - REGULATORY MATTERS

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

--------------------------------------------------------------------------------
                                  (Continued)

                     RURBAN FINANCIAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1999, 1998 and 1997
--------------------------------------------------------------------------------

NOTE 16 - REGULATORY MATTERS (Continued)

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

                             Capital to Risk-
                             Weighted Assets
                             ---------------     Tier 1 Capital
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

At year end, consolidated actual capital levels (in millions) and minimum required levels were:

                                                                                                   Minimum Required
                                                                         Minimum Required       To Be Well Capitalized
                                                                            For Capital         Under Prompt Corrective
                                                     Actual              Adequacy Purposes         Action Regulations
                                                     ------              -----------------         ------------------
                                              Amount        Ratio       Amount        Ratio       Amount        Ratio
                                              ------        -----       ------        -----       ------        -----
1999
----
Total capital (to risk weighted assets)
   Consolidated                                $51.1         10.1%       $40.6          8.0%       $50.7         10.0%
   State Bank                                   31.2         10.3         24.6          8.0         30.7         10.0
Tier 1 capital (to risk weighted assets)
   Consolidated                                 44.9          8.9         20.3          4.0         30.4          6.0
   State Bank                                   28.0          9.1         12.3          4.0         18.4          6.0
Tier 1 capital (to averaged assets)
   Consolidated                                 44.9          7.2         24.8          4.0         31.0          5.0
   State Bank                                   28.0          7.6         14.8          4.0         18.5          5.0

1998
----
Total capital (to risk weighted assets)
   Consolidated                                $46.1         11.3%       $32.7          8.0%       $40.9         10.0%
   State Bank                                   25.7          9.7         21.1          8.0         26.4         10.0
Tier 1 capital (to risk weighted assets)
   Consolidated                                 41.0         10.0         16.4          4.0         24.5          6.0
   State Bank                                   22.4          8.5         10.6          4.0         15.8          6.0
Tier 1 capital (to averaged assets)
   Consolidated                                 41.0          8.3         19.8          4.0         24.7          5.0
   State Bank                                   22.4          7.3         12.4          4.0         15.5          5.0

The Corporation at year end 1999 and 1998 was categorized as well capitalized. State Bank at year end 1999 and 1998 was categorized as well and adequately capitalized, respectively. All other subsidiary banks are not considered significant for this presentation.

--------------------------------------------------------------------------------
                                  (Continued)

                     RURBAN FINANCIAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1999, 1998 and 1997
--------------------------------------------------------------------------------

NOTE 17 - OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) components and related taxes were as follows:

                                                          1999            1998           1997
                                                          ----            ----           ----
Net change in net unrealized appreciation
  (depreciation) on securities available
  for sale

     Net unrealized appreciation (depreciation)
       arising during the year                         $(2,636,840)     $ 54,098      $ 527,271

     Reclassification adjustments for (gains)
       losses included in net income                         5,827       (72,468)      (193,892)
                                                       -----------      --------      ---------

         Net change in net unrealized appreciation
           (depreciation) on securities available
           for sale                                     (2,631,013)      (18,370)       333,379

Tax expense (benefit)                                     (894,544)       (2,452)       109,555
                                                       -----------      --------      ---------

     Total other comprehensive income (loss)           $(1,736,469)     $(15,918)     $ 223,824
                                                       ===========      ========      =========


NOTE 18 - SEGMENT INFORMATION

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


--------------------------------------------------------------------------------
                                  (Continued)

                     RURBAN FINANCIAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1999, 1998 and 1997
--------------------------------------------------------------------------------

NOTE 18 - SEGMENT INFORMATION (Continued)

1999
----

                                                   Mortgage       Data                        Total      Intersegment   Consolidated
                                     Banking        Banking    Processing     Other         Segments     Elimination       Totals
                                     -------        -------    ----------     -----         --------     -----------       ------
Income statement information:
-----------------------------
Net interest income (expense)     $ 22,764,187   $   511,462   $ (134,811)  $    68,060   $ 23,208,898
                                                                                                         $         --   $ 23,208,898

Other revenue - external
  customers                          3,070,510       760,049    4,381,746     2,851,691     11,063,996             --     11,063,996

Other revenue - other segments              --            --    1,368,622     2,206,550      3,575,172     (3,575,172)            --
                                  ------------   -----------   ----------   -----------   ------------   ------------   ------------

Net interest income
   and other revenue                25,834,697     1,271,511    5,615,557     5,126,301     37,848,066     (3,575,172)    34,272,894

Noninterest expense                 15,403,697     1,346,149    5,112,291     7,179,090     29,041,227     (3,575,172)    25,466,055

Significant non-cash items:
     Depreciation and
       amortization                    774,668       120,696    1,061,980       179,280      2,136,624             --      2,136,624
     Provision for loan losses       1,215,000            --           --            --      1,215,000             --      1,215,000

Income tax expense (benefit)         2,940,249       (43,000)     171,111      (707,423)     2,360,937             --      2,360,937

Segment profit (loss)                6,275,751       (31,638)     332,155    (1,345,366)     5,230,902             --      5,230,902

Balance sheet information:
--------------------------
Total assets                       627,265,973    13,342,963    4,792,283     6,091,461    651,492,680    (23,709,156)   627,783,524

Goodwill and intangibles               480,000        30,000           --            --        510,000             --        510,000

Premises and equipment
  expenditures, net                    726,403        10,358      803,911       126,234      1,666,906             --      1,666,906

--------------------------------------------------------------------------------
                                  (Continued)

                     RURBAN FINANCIAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1999, 1998 and 1997
--------------------------------------------------------------------------------

NOTE 18 - SEGMENT INFORMATION (Continued)

1998
----

                                                   Mortgage        Data                      Total        Intersegment  Consolidated
                                     Banking       Banking      Processing     Other        Segments      Elimination     Totals
                                     -------       -------      ----------     -----        --------      -----------     ------
Income statement information:
-----------------------------
Net interest income (expense)      $ 19,972,335  $   506,359   $  (20,201)   $   92,096   $ 20,550,589
                                                                                                         $         --   $ 20,550,589

Other revenue - external
  customers                           2,396,019    1,719,589    3,553,998     2,841,028     10,510,634             --     10,510,634

Other revenue - other segments            5,164           --    1,314,752     2,407,715      3,727,631     (3,727,631)            --
                                   ------------  -----------   ----------    ----------   ------------   ------------   ------------

Net interest income
   and other revenue                 22,373,518    2,225,948    4,848,549     5,340,839     34,788,854     (3,727,631)    31,061,223

Noninterest expense                  14,425,520    3,059,817    4,237,517     5,634,788     27,357,642     (3,727,631)    23,630,011

Significant non-cash items:
     Depreciation and
       amortization                     688,156      320,037      929,038       134,317      2,071,548             --      2,071,548
     Provision for loan losses        1,080,000           --           --            --      1,080,000             --      1,080,000

Income tax expense (benefit)          2,240,587     (248,498)     208,177      (126,931)     2,073,335             --      2,073,335

Segment profit (loss)                 4,627,411     (585,371)     402,855      (167,018)     4,277,877             --      4,277,877

Balance sheet information:
--------------------------
Total assets                        532,744,285   19,771,508    4,747,584     5,081,398    562,344,775    (25,189,996)   537,154,779

Goodwill and intangibles                660,000       60,000           --            --        720,000             --        720,000

Premises and equipment
  expenditures, net                   1,287,941      225,505    2,639,115       350,071      4,502,632             --      4,502,632

--------------------------------------------------------------------------------
                                  (Continued)

                     RURBAN FINANCIAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1999, 1998 and 1997
--------------------------------------------------------------------------------

NOTE 18 - SEGMENT INFORMATION (Continued)

1997
----
                                                    Mortgage      Data                     Total       Intersegment   Consolidated
                                     Banking        Banking    Processing     Other      Segments       Elimination      Totals
                                     -------        -------    ----------     -----      --------       -----------      ------
Income statement information:
-----------------------------
Net interest income (expense)      $ 19,842,395   $    35,708  $  (22,116)  $   36,518  $ 19,892,505   $         --   $ 19,892,505

Other revenue - external
  customers                           2,172,411       518,923   2,827,782    2,775,506     8,294,622             --      8,294,622

Other revenue - other segments               --            --   1,263,555    1,256,352     2,519,907     (2,519,907)            --
                                   ------------   -----------  ----------   ----------  ------------   ------------   ------------

Net interest income and
  other revenue                      22,014,806       554,631   4,069,221    4,068,376    30,707,034     (2,519,907)    28,187,127

Noninterest expense                  12,993,227       711,769   3,186,130    4,881,677    21,772,803     (2,519,907)    19,252,896

Significant non-cash items:
     Depreciation and
       amortization                     669,669            --     822,373       81,489     1,573,531             --      1,573,531
     Provision for loan losses          947,965            --          --           --       947,965             --        947,965

Income tax expense (benefit)          2,503,692       (56,952)    300,251     (276,522)    2,470,469             --      2,470,469

Segment profit (loss)                 5,569,922      (100,186)    582,840     (536,779)    5,515,797             --      5,515,797

Balance sheet information:
--------------------------
Total assets                        469,805,133    11,270,134   2,778,964    4,084,696   487,938,927    (16,567,837)   471,371,090

Goodwill and intangibles                840,000       265,000          --           --     1,105,000             --      1,105,000

Premises and equipment
  expenditures, net                     505,009        66,929     281,957      295,759     1,149,654             --      1,149,654

--------------------------------------------------------------------------------

                                             RURBAN FINANCIAL CORP.

                                           ANNUAL REPORT ON FORM 10-K
                                     FOR FISCAL YEAR ENDED DECEMBER 31, 1999
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

10(e)                      Fourth Amendment to Employees' Stock            Incorporated herein by reference to
                           Ownership Plan of Rurban Financial Corp.,       Registrant's Annual Report on Form 10-K
                           dated June 10, 1995 and made to be              for the fiscal year ended December 31,
                           effective as of January 1, 1995                 1995 (File No. 0-13507) [Exhibit 10(e)].

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

10(g)                      First Amendment to The Rurban Financial         Incorporated herein by reference to
                           Corp. Savings Plan and Trust, dated             Registrant's Annual Report on Form 10-K
                           December 10, 1990 and effective January 1,      for the fiscal year ended December
                           1990                                            31, 1990  (File No. 0-13507)
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

10(i)                      Third Amendment to The Rurban Financial         Incorporated herein by reference to
                           Corp. Savings Plan and Trust, dated             Registrant's Annual Report on Form 10-K
                           June 11, 1991                                   for the fiscal year ended December 31,
                                                                           1992 (File No. 0-13507) [Exhibit 10(e)].

10(j)                      Fourth Amendment to The Rurban Financial        Incorporated herein by reference to
                           Corp. Savings Plan and Trust, dated             Registrant's Annual Report on Form 10-K
                           July 14, 1992, effective May 1, 1992            for the fiscal year ended December 31,
                                                                           1992 (File No. 0-13507) [Exhibit 10(f)].

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

Exhibit No.                Description                                     Reference No.
-----------                -----------                                     -------------
 10(s)                     Executive Salary Continuation Agreement,         Incorporated herein by reference to
                           dated October 11,  1995, between Rurban          Registrant's Annual Reports on Form 10-K
                           Financial Corp. and Thomas C. Williams; and      for the fiscal years ended December 31,
                           Amended Schedule A to Exhibit 10(s)              1995 and December 31, 1997 (File No.
                           identifying other identical Executive            0-13507) [Exhibit 10(s)].
                           Salary Continuation Agreements between
                           executive officers of Rurban Financial
                           Corp. and Rurban Financial Corp.

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

 10(w)                     Form of Non-Qualified Stock Option               Incorporated herein by reference to
                           Agreement                                        Registrant's Annual Report on Form 10-K
                                                                            for the fiscal year ended December 31,
                                                                            1997 (File No. 0-13507) [Exhibit 10(w)].

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

 10(y)                     Employees' Stock Ownership and Savings Plan      Filed herewith as Exhibit 10(y).
                           of Rurban Financial Corp.

 11                        Statement re Computation of Per Share            [Included in Notes 1 and 2 of the Notes
                           Earnings                                         to  Consolidated Financial Statements of
                                                                            Registrant in the financial statements
                                                                            portion of this Annual Report on Form
                                                                            10-K].

 21                        Subsidiaries of Registrant                       Included in this Annual Report on Form
                                                                            10-K as Exhibit 21.

Exhibit No.                Description                                     Reference No.
-----------                -----------                                     -------------
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