Form 10-Q
period 2000-03-31
RURBAN FINANCIAL CORP
filed 2000-05-15
CIK 767405

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000.

                                       OR

         [ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM  ______________TO ________________________

COMMISSION FILE NUMBER 0-13507
                       ________

                             RURBAN FINANCIAL CORP.
------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            OHIO                                       34-1395608
-------------------------------------      -----------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

                    401 Clinton Street, Defiance, Ohio 43512
                    ----------------------------------------
                    (Address of principal executive officers)
                                   (Zip Code)

                                 (419) 783-8950
                                 ---------------
              (Registrant's telephone number, including area code)

                                      NONE
              (Former name, former address and former fiscal year,
                         if changed since last report.)

                  Indicate by check mark whether the registrant (1) has file all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes      X                     No
                      -----------                  ----------

                The number of common share of Rurban Financial Corp. outstanding was 4,140,718 on May 1, 2000.

                         PART 1 - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1. FINANCIAL STATEMENTS

                  The interim condensed consolidated financial statements of Rurban Financial Corp. are unaudited; however, the information contained herein reflects all adjustments which are, in the opinion of management, necessary for a fair presentation on financial condition and results of operations for the interim periods presented. All adjustments reflected in these financial statements are of a normal recurring nature in accordance with Rule 10-01 (b)
(8) of Regulation S-X. Results of operations for the three months ended March 31, 2000 are not necessarily indicative of results for the complete year.

RURBAN FINANCIAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)


                                                                  March 31          December 31
                                                                    2000               1999
                                                               --------------      ------------
                                                                 (Unaudited)           (Note)

ASSETS

    Cash and due from banks                                     $ 19,336,049        $ 18,571,702
    Federal funds sold                                                     0              11,000
                                                                ------------        ------------
            Total cash and cash equivalents                       19,336,049          18,582,702
    Interest-bearing deposits in other
        financial institutions                                       110,000             110,000
    Securities available for sale                                 85,964,330          83,118,908
    Loan held for sale, net of valuation allowance
         ($-0-)                                                    6,563,302           7,149,585
    Loans, net of allowance for losses of $6,519,685
        in 2000 and $6,193,712 in 1999                           506,641,976         495,137,666
    Premises and equipment, net                                   10,876,118          11,140,327
    Accrued interest and other assets                             13,276,087          12,544,336
                                                                ------------        ------------
            Total assets                                        $642,767,862        $627,783,524
                                                                ============        ============







                                        3
                                   (Continued)

RURBAN FINANCIAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS - CONTINUED (UNAUDITED)

                                                                    March 31             December 31
                                                                      2000                  1999
                                                                  -------------         -------------
                                                                   (Unaudited)            (Note)

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
    Deposits
        Noninterest bearing                                       $  44,554,202         $  49,005,311
        Interest bearing                                            484,138,055           470,290,773
                                                                  -------------         -------------
                Total deposits                                      528,692,257           519,296,084
    Federal funds purchased                                          18,637,000            10,900,000
    Advances from Federal Home Loan Bank (FHLB)                      38,869,033            40,035,303
    Other borrowed funds                                              5,600,000             7,000,000
    Accrued interest payable                                          2,845,196             2,513,798
    Other liabilities                                                 3,156,735             4,137,868
                                                                  -------------         -------------
                Total liabilities                                   597,800,221           583,883,053

Shareholders' equity
    Common stock, stated value $2.50 per share;
        shares authorized: 10,000,000;
        shares issued: 4,575,702;
        shares outstanding: 4,140,718                                11,439,255            11,439,255
    Additional paid-in capital                                       11,518,469            11,518,469
    Retained earnings                                                31,110,340            30,047,158
    Accumulated other comprehensive loss, net of
       tax of $(808,209) in 2000 and $(790,008) in 1999              (1,568,878)           (1,533,547)
    Unearned ESOP shares (unearned shares:
        2000 - 48,706, 1999 - 50,334)                                  (868,695)             (908,014)
    Treasury stock; shares at cost 2000 - 434,984,
        1999 - 434,984                                               (6,662,850)           (6,662,850)
                                                                  -------------         -------------

                Total shareholders' equity                           44,967,641            43,900,471
                                                                  -------------         -------------

                Total liabilities and shareholders' equity        $ 642,767,862         $ 627,783,524
                                                                  =============         =============


See notes to condensed consolidated financial statements (unaudited)

Note: The balance sheet at December 31, 1999 has been derived from the audited consolidated financial statements at that date.

RURBAN FINANCIAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                                                     Three Months Ended
                                                                         March 31
                                                                     ------------------
                                                                2000                 1999
Interest income
    Interest and fees on loans                             $ 11,320,731         $  8,944,759
    Interest and dividends on securities:
            Taxable                                           1,141,317              997,837
            Tax-exempt                                          140,136              119,340
    Other                                                        57,406              112,627
                                                           ------------         ------------
           Total interest income                             12,659,590           10,174,563

Interest expense
    Deposits                                                  5,378,964            4,428,269
    Borrowings                                                  963,949              409,659
                                                           ------------         ------------
            Total interest expense                            6,342,913            4,837,928
                                                           ------------         ------------

Net interest income                                           6,316,677            5,336,635
    Provision for loan losses                                   450,000              276,000
                                                           ------------         ------------

Net interest income after provision
    for loan losses                                           5,866,677            5,060,635

Noninterest income
    Service charges on deposit accounts                         396,534              336,971
    Loan servicing fees                                         166,769              110,543
    Trust fees                                                  780,570              648,642
    Data service fees                                         1,340,463            1,028,862
    Net gain (loss) on  securities                              (80,540)                 732
    Net gain on sales of loans                                  170,462              368,103
    Other income                                                176,975              193,912
                                                           ------------         ------------
            Total noninterest income                          2,951,233            2,687,765

Noninterest expense
    Salaries and employee benefits                            3,711,821            3,542,866
    Net occupancy expense of premises                           291,815              300,004
    Equipment rentals, depreciation and maintenance             814,989              713,384
    Other expenses                                            1,734,534            1,773,321
                                                           ------------         ------------
            Total noninterest expense                         6,553,159            6,329,575
                                                           ------------         ------------

Income before income tax expense                              2,264,751            1,418,825
    Income tax expense                                          746,090              366,775
                                                           ------------         ------------
Net income                                                 $  1,518,661         $  1,052,050
                                                           ============         =============

Basic and diluted earnings per common share                $        .37         $        .26
                                                           ============         ============

See notes to condensed consolidated financial statements (unaudited)

RURBAN FINANCIAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)

                                                                                                        Accumulated
                                                                      Additional                            Other
                                                      Common           Paid-In         Retained         Comprehensive
                                                       Stock           Capital         Earnings    Income(Loss), Net of Tax
                                                       -----           -------         --------    ------------------------


Balance at January 1, 2000                       $ 11,439,255      $ 11,518,469      $     30,047       ($ 1,533,547)

Net income for the three month period                      --                --         1,518,661                 --

Net change in unrealized appreciation
(depreciation) on securities available
for sale, net of tax of ($18,201)                          --                --                --            (35,331)

          Total comprehensive income                1,483,330

  Cash dividends declared ($0.11 per share)                --                --          (455,479)                --

  Paydown of ESOP loan                                     --                --                --                 --
                                                 --------------------------------------------------------------------------

   Balance at March 31, 2000                     $ 11,439,255      $ 11,518,469      $ 31,110,340       ($ 1,568,878)
                                                 ============      ============      ============       ============




                                                    Unearned
                                                      ESOP            Treasury
                                                     Shares             Stock              Totals
                                                     ------             -----              ------


Balance at January 1, 2000                       ($   908,014)      ($ 6,662,850)      $ 43,900,471

Net income for the three month period                      --                 --          1,518,661

Net change in unrealized appreciation
(depreciation) on securities available
for sale, net of tax of ($18,201)                          --                 --            (35,331)
                                                                                       ------------
          Total comprehensive income

  Cash dividends declared ($0.11 per share)                --                 --           (455,479)

  Paydown of ESOP loan                                 39,319                 --             39,319


                                                 --------------------------------------------------
   Balance at March 31, 2000                     ($   868,695)      ($ 6,662,850)      $ 44,967,641
                                                 ============       ============       ============

See notes to condensed consolidated financial statements (unaudited)

RURBAN FINANCIAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)




                                                                                                                Accumulated
                                                                                         Additional               Other
                                                Common               Paid-In              Retained             Comprehensive
                                                 Stock               Capital              Earnings       Income (Loss), Net of Tax
                                              ------------         ------------          ------------    -------------------------

Balance at January 1, 1999                    $ 11,439,255         $ 11,518,727          $ 26,508,897          $    202,922

Net income for the three month period                   --                   --             1,052,050                    --

Net change in unrealized appreciation
(depreciation) on securities available
for sale, net of tax of ($97,474)                       --                   --                    --              (189,214)

          Total comprehensive income               862,836

Cash dividends declared ($0.10 per share)               --                   --              (409,107)                   --

Paydown of ESOP loan                                    --                   --                    --                    --

Issuance of 200 treasury shares due to
exercise of stock options                               --                 (258)                   --                    --

                                              ------------------------------------------------------------------------------------
Balance at March 31, 1999                     $ 11,439,255         $ 11,518,469          $ 27,151,840          $     13,708
                                              ====================================================================================


                                                       Unearned
                                                          ESOP              Treasury
                                                        Shares                Stock               Totals
                                                    -------------         -------------         ------------

Balance at January 1, 1999                          ($ 1,100,905)         ($ 6,665,946)         $ 41,902,950

Net income for the three month period                         --                    --             1,052,050

Net change in unrealized appreciation
(depreciation) on securities available
for sale, net of tax of ($97,474)                             --                    --              (189,214)
                                                                                                ------------
          Total comprehensive income

Cash dividends declared ($0.10 per share)                     --                    --              (409,107)

Paydown of ESOP loan                                      39,318                    --                39,318

Issuance of 200 treasury shares due to
exercise of stock options                                     --                 3,096                 2,838

                                                  -----------------------------------------------------------
Balance at March 31, 1999                           ($ 1,061,587)         ($ 6,662,850)         $ 42,398,835
                                                  ===========================================================


See notes to condensed consolidated financial statements (unaudited)

RURBAN FINANCIAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                         Three Months Ended
                                                                            March 31
                                                                   ------------------------
                                                                   2000               1999
Cash Flows From Operating Activities:
   Cash received from customers' fees and commissions          $  2,861,311         $  2,318,930
   Cash paid to suppliers and employees                          (7,542,800)          (3,195,608)
   Loans originated for sale                                     (6,116,437)         (33,359,424)
   Proceeds from sales of loans held for sale                     6,873,182           31,615,426
   Interest received                                             12,187,383            9,570,065
   Interest paid                                                 (6,011,515)          (4,921,625)
                                                               ------------         ------------
           Net cash from operating activities                     2,251,124            2,027,764

Cash Flows From Investing Activities:
   Principal repayments, maturities and calls of
        securities available for sale                             1,534,045           11,484,555
   Proceeds from sales of securities available for sale           9,063,566              385,880
   Purchase of securities available for sale                    (13,577,105)         (12,430,600)
   Net change in loans                                          (12,042,914)         (20,443,611)
   Recoveries on loans charged-off                                   88,604              241,551
   Net purchases of premises and equipment                         (219,918)            (355,060)
                                                               ------------         ------------
       Net cash from investing activities                       (15,153,722)         (21,117,285)

Cash Flows From Financing Activities:
   Net change in deposits                                         9,396,173            9,713,028
   Net change in federal funds purchased                          7,737,000           (1,100,000)
   Net change in advances on line of credit                      (1,400,000)           3,100,000
   Proceeds from advances from FHLB                                       0            1,000,000
   Repayments of advances from FHLB                              (1,166,270)          (1,162,265)
   Cash dividends paid                                             (910,958)            (823,159)
   Proceeds from exercise of stock options                                0                2,838
                                                               ------------         ------------
       Net cash from financing activities                        13,655,945           10,730,442
                                                               ------------         ------------

Net change in cash and cash equivalents                             753,347           (8,359,079)

Cash and cash equivalents at beginning of period                 18,582,702           25,509,144
                                                               ------------         ------------

Cash and cash equivalents at end of period                     $ 19,336,049         $ 17,150,065
                                                               ============         ============

                                        8
                                   (Continued)

RURBAN FINANCIAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED (UNAUDITED)

                                                                                   Three Months Ended
                                                                                         March 31
                                                                                       -----------
                                                                                2000                 1999

Reconciliation of Net Income to Net
   Cash From Operating Activities
   Net Income                                                              $  1,518,661         $  1,052,050
   Adjustments to reconcile net income to net cash from operating activities:
            Depreciation                                                        484,127              385,258
            Amortization of intangible assets                                    75,000               71,558
            Provision for loan losses                                           450,000              276,000
            Net (gain)/loss on securities                                        80,540                 (732)
            Loans originated for sale                                        (6,116,437)         (33,359,424)
            Proceeds from sales of loans held for sale                        6,873,182           31,615,426
            Net gain on sales of loans                                         (170,462)            (368,103)
            Paydown of ESOP loan                                                 39,319               39,318
         Change in accrued interest receivable and other assets                (788,550)            (688,568)
           Change in accrued interest payable and other liabilities            (194,256)           3,004,981
                                                                           ------------         ------------
                  Net cash from operating activities                       $  2,251,124         $  2,027,764
                                                                           ============         ============








See notes to condensed consolidated financial statements (unaudited)

RURBAN FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED  FINANCIAL STATEMENTS (UNAUDITED)
NOTE A--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes included in the Corporation's annual report for the year ended December 31, 1999.


NOTE B--EARNINGS AND DIVIDENDS PER COMMON SHARE

Earnings per common share have been computed based on the weighted average number of shares outstanding during the periods presented. The number of shares used in the computation of basic earnings per common share was 4,091,198 for the three months ended March 31, 2000 and 4,067,198 for the three months ended March 31, 1999. The number of shares used in the computation of diluted earnings per common share was 4,091,198 for the three months ended March 31, 2000 and 4,104,362 for the three months ended March 31, 1999.


NOTE C-- ACCOUNTING STANDARD IMPLEMENTED IN 2000

No new accounting standards have been implemented during the first three months of 2000.

NOTE D-- RISK ELEMENTS AND LOAN LOSS RESERVE

There have been no significant changes in the Risk Elements and Loan Loss Reserve activity that would materially effect the Corporation's financial position or results of operations for the three months ended March 31, 2000.

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

SFAS No. 123 requires proforma disclosures for companies that do not adopt its fair value accounting method for stock-based employee compensation. Accordingly, the following proforma information presents net income and earnings per common share had the fair value method been used to measure compensation cost for stock option plans. Compensation cost actually recognized for stock options was $-0-for the three months ended March 31, 2000 and 1999.

                                       10
                                   (Continued)

                                                                        2000                 1999
                                                                        ----                 ----

Net income as reported for the three months ended March 31        $   1,518,661        $   1,052,050
Proforma net income for the three months ended March 31               1,484,874            1,010,805

Basic and diluted earnings per common share as reported           $         .37        $         .26
Proforma basic and diluted earnings per common share              $         .36        $         .25

The proforma effects are computed using option pricing models, using the following weighted-average assumptions as of grant date.

                                                                      1999 Grant      1998 Grant    1997 Grant
                                                                      ----------      ----------    ----------
Risk-free interest rate                                                    4.79%         5.38%         6.50%
Expected option life                                                         10            10            10
Expected stock price volatility                                            7.14%         5.45%         5.45%
Expected dividend yield                                                    2.67%         2.16%         2.39%


In future years, the proforma effect of not applying this standard is expected to increase as additional options are granted.

Information about option grants follows:                                   Weighted
                                                      Number of            Average
                                                    Outstanding            Exercise
                                                      Options               Price
                                                    -----------           ---------
Outstanding, January 1, 2000                          219,100             $  15.17
Granted                                                     0                    0
Forfeitures                                            (2,500)               15.05
                                                     --------
Outstanding, March 31, 2000                           216,600             $  15.17

Options outstanding and exercisable at March 31, 2000 were as follows:


                                                        Weighted
                                                         Average
        Exercise                                        Exercise
         Prices                  Number                  Price
         ------                  ------                  -----

$14.19                           60,900                  $14.19
$18.50                            7,500                   18.50
                                 ------
Outstanding at March 31, 2000    68,400                  $14.66



                                       11
                                   (Continued)

NOTE F - SEGMENT INFORMATION

The reportable segments are determined by the products and services offered, primarily distinguished between banking, mortgage banking and data processing operations. Other segments include the accounts of the holding company, Rurban Financial Corp., which provides management and operations services to its subsidiaries; Reliance Financial Services, N.A., which provides trust and financial services to customers nationwide; and Rurban Life, which provides insurance products to customers of the Corporation's subsidiary banks. Information reported internally for performance assessment follows.












                                       12
                                   (Continued)

MARCH 31, 2000


                                                               Mortgage             Data
                                        Banking                Banking            Processing
                                        -------                -------            ----------
INCOME STATEMENT INFORMATION:
Net interest income (expense)         $  6,195,136        $    105,782              (21,083)

Other revenue - external
  customers                                672,668              92,749            1,340,463

Other revenue - other segments                  --                  --              351,782
                                      ------------        ------------         ------------
Net interest income
  and other revenue                      6,867,804             198,531            1,671,162

Noninterest expense                      3,991,273             223,232            1,349,587

Significant non-cash items:
    Depreciation and
     amortization                          234,549              50,419              232,908
    Provision for loan losses              450,000                  --                   --

Income tax expense (benefit)               798,509              (9,000)             109,176

Segment profit (loss)                    1,628,022             (15,701)             212,399

BALANCE SHEET INFORMATION:
Total assets                           640,668,084          14,899,713            4,496,290

Goodwill and intangibles                   435,000                  --                   --

Premises and equipment                     184,387             (68,220)              53,527
 expenditures, net



                                                                Total             Intersegment           Consolidated
                                              Other             Segments           Elimination              Totals
                                              -----             --------           -----------           ----------
INCOME STATEMENT INFORMATION:
Net interest income (expense)                   36,842            6,316,677        $         --         $  6,316,677

Other revenue - external
  customers                                    845,353            2,951,233                  --            2,951,233

Other revenue - other segments                 451,938              803,720            (803,720)                  --
                                          ------------         ------------        ------------         ------------
Net interest income
  and other revenue                          1,334,133           10,071,630            (803,720)           9,267,910

Noninterest expense                          1,792,787            7,356,879            (803,720)           6,553,159

Significant non-cash items:
    Depreciation and
     amortization                               41,251              559,127                  --              559,127
    Provision for loan losses                       --              450,000                  --              450,000

Income tax expense (benefit)                  (152,595)             746,090                  --              746,090

Segment profit (loss)                         (306,059)           1,518,661                  --            1,518,661

BALANCE SHEET INFORMATION:
Total assets                                 3,862,802          663,926,889         (21,159,027)         642,767,862

Goodwill and intangibles                            --              435,000                  --              435,000

Premises and equipment                          50,224              219,918                  --              219,918
 expenditures, net


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Rurban Financial Corp. ("Rurban") was incorporated on February 23, 1983, under the laws of the State of Ohio. Rurban is a bank holding company registered with the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended. Rurban's subsidiaries, The State Bank and Trust Company ("State Bank"), The Peoples Banking Company ("Peoples Bank"), The First National Bank of Ottawa ("First National Bank") and The Citizens Savings Bank Company ("Citizens Bank") are engaged only in the industry segment of commercial banking. Rurban's subsidiary, Rurbanc Data Services, Inc. ("RDSI"), provides computerized data processing services to community banks and businesses and the Corporation's subsidiary banks. Rurban's subsidiary, Rurban Life Insurance Company ("Rurban Life") has a certificate of authority from the State of Arizona to transact insurance as a domestic life and disability reinsurer.

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


LIQUIDITY

Liquidity relates primarily to the Corporation's ability to fund loan demand, meet deposit customers' withdrawal requirements and provide for operating expenses. Assets used to satisfy these needs consist of cash, federal funds sold, securities available-for-sale and loans held for sale. These assets are commonly referred to as liquid assets. Liquid assets were $112 million at March 31, 2000, compared to $109 million at December 31, 1999. The $3 million decrease in liquid assets represents normal fluctuation and was not due to any change in policy of management regarding liquidity. Management recognizes securities may need to be sold in the future to help fund loan demand and, accordingly, as of March 31, 2000, the entire securities portfolio of $86.0 million was classified as available for sale.

The Gramm-Leach-Bliley Act, commonly referred to as the The Financial Services Modernization Act (FSMA), provides the opportunity for a bank to enter into new lines of business. One significant benefit of FSMA for community banks (under $500 million in assets) is the requirement that the Federal Home Loan Banks expand the types of collateral permissible to be pledged for FHLB advances. It is anticipated that during late 2000 the implementation of new collateral rules will significantly expand the FHLB borrowing capacity of the Corporations's four subsidiary banks.

CAPITAL RESOURCES

Total shareholder's equity net of unearned ESOP shares was $44,967,641 as of March 31, 2000, an increase of $1,067,170 over $43,900,471 as of December 31, 1999. The increase was a result of first quarter's net income of $1,518,661 and a reduction in unearned ESOP shares of $39,319 offset by dividends declared of $455,479 and net change in unrealized depreciation on securities available for sale, net of tax of $35,331.

Each of the Corporation's subsidiary banks exceed the applicable "well capitalized" regulatory capital requirements at March 31, 2000.

As of March 31, 2000, management is not aware of any current recommendations by banking regulatory authorities which, if they were to be implemented, would have, or are reasonably likely to have, a material adverse effect on the Corporation's liquidity, capital resources or operations. .

SUPPLEMENTAL INFORMATION

Non performing loans increased $370,752 from December 31, 1999 to $2,525,097 or 0.50% of net loans at March 31, 2000.

MATERIAL CHANGES IN FINANCIAL CONDITION

Net loans and loans held for sale increased $11 million from December 31, 1999 to $513 million at March 31, 2000; an annualized rate of 8.7%.

Deposits grew $9 million from December 31, 1999 to $529 million at March 31, 2000; an annualized rate of 7.2%.

Federal funds purchased, other borrowed funds and Federal Home Loan Bank advances increased $5 million from December 31, 1999 to $63 million at March 3, 2000; an annualized increase of 35.7%.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

Net interest income for the quarter ended March 31, 2000 was $6,316,677, an increase of $980,042 (18.4%) over the same period in 1999. This increase was primarily due to an increase in the amount of earning assets.

Total non-interest income increased $263,468 to $2,951,233 for the quarter. Data service fees increased $311,601 to $1,340,463 (30.3%). Trust fees increased $131,928 to $780,570 (20.3%). Service charges on deposit accounts increased $59,563 to $396,534 (17.7%). Losses on sales of securities were $80,540 for the three months ended March 31, 2000 compared to a gain of $732 for the same period of 1999. Net gains on sales of loans decreased $197,641 to $170,462 (53.7%).

Total noninterest expense increased $223,584 (3.5%) for the quarter ended March 31, 2000 when compared to the same period in 1999. Salaries and employee benefits increased $168,955 (4.8%).

Equipment rentals, depreciation and maintenance expense increased $101,605 (14.2%). Other expenses and net occupancy expense of premises decreased $46,976 (2.3%).

Income tax expense for the quarter was $746,090, an increase of $379,315 over the same period in 1999.

The net result of these factors was an increase in net income of $466,611 (44.4%) to $1,518,661 for the three months ended March 31, 2000 when compared to the same period in 1999.

Item 3:  Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the Corporation's quantitative and qualitative market risks since December 31, 1999. The following table compares rate sensitive assets and liabilities as of March 31, 2000 to December 31, 1999.

Principal/notional amount maturing in:
(Dollars in thousands)

                                           First             Years
                                            Year             1 to 5           Thereafter         Total
                                         ---------         ---------         ------------      ---------
Comparison of 3/31/00 to 12/31/99
Total rate sensitive assets:
   At March 31, 2000                     $ 253,589         $ 239,033         $ 106,614         $ 599,236
   At December 31, 1999                    293,282           266,263            25,373           584,918
                                         ---------         ---------         ---------         ---------
   Increase (decrease)                     (39,693)          (27,230)           81,241            14,318

Total rate sensitive liabilities:
   At March 31, 1999                     $ 377,090         $ 119,834         $  94,874         $ 591,798
   At December 31, 1999                    352,800           128,483            95,948           577,231
                                         ---------         ---------         ---------         ---------
    Increase (decrease)                     24,290            (8,649)           (1,074)           14,567

Rate sensitive assets increased approximately $14 million for the three months, due to a $11 million increase in loans. During the quarter, The Corporation reviewed its methodology for calculating prepayments. Consequently, prepayments speeds were decreased. This refinement in prepayment assumptions is the primary factor in rate sensitive assets within one year decreasing by approximately $40 million. The interest sensitivity of the underlying portfolio has not changed significantly.

Total rate sensitive liabilities increased approximately $15 million during the three months. During the period, the continued increase in rates has caused many customers to shorten the maturity of their certificates of deposit. This is the primary factor in the approximately $24 million increase in rate sensitive liabilities with maturities within one year.

                           PART 11 - OTHER INFORMATION
                           ---------------------------

ITEM 1.  LEGAL PROCEEDINGS

         Not applicable


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
         Not applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         Not applicable


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         Not applicable


ITEM 5.  OTHER INFORMATION
         Not applicable


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)              EXHIBITS

                 See exhibit 27, Financial Data Schedule, on pages 18 and 19

(B)              REPORTS ON FORM 8-K
                 -------------------

                 None


                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                     RURBAN FINANCIAL CORP.


Date  May 15, 2000                   By /s/ Thomas C. Williams
                                       --------------------------
                                       Thomas C. Williams
                                       President & CEO


                                     By /s/ Richard C. Warrener
                                       --------------------------
                                       Richard C. Warrener
                                       Executive Vice President &
                                       Chief Financial Officer