Form 10-Q
period 2000-06-30
RURBAN FINANCIAL CORP
filed 2000-08-14
CIK 767405

                                    Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2000
                                                 -------------

                                       OR

          [ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________to_____________________

Commission file number 0-13507
                       -------

                             RURBAN FINANCIAL CORP.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Ohio                                        34-1395608
-------------------------------             ------------------------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by sections 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

         Yes    X                                  No
               ---                                    ---

         The number of common shares of Rurban Financial Corp. outstanding was 4,140,718 on August 1, 2000.

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

Item 1. Financial statements
----------------------------

The interim condensed consolidated financial statements of Rurban Financial Corp. are unaudited; however, the information contained herein reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of financial condition and results of operations for the interim periods presented. All adjustments reflected in these financial statements are of a normal recurring nature in accordance with Rule 10-01 (b) (8) of Regulation S-X. Results of operations for the six months ended June 30, 2000 are not necessarily indicative of results for the complete year.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                              June           December           June
                                                              2000             1999             1999
                                                          ------------     ------------     ------------
                                                           (Unaudited)         Note          (Unaudited)
ASSETS

   Cash and due from banks                                $ 19,982,874     $ 18,571,702     $ 13,223,135
   Federal funds sold                                                0           11,000           47,000
                                                          ------------     ------------     ------------
         Total cash and cash equivalents                    19,982,874       18,582,702       13,270,135
   Interest-bearing deposits in other
      financial institutions                                   110,000          110,000          180,000
   Securities available for sale                            85,908,841       83,118,908       84,296,618
   Loans held for sale, net of valuation
       allowance $0                                          5,047,254        7,149,585       13,133,517
   Loans, net of allowance for losses of $6,732,002
        at June 2000, $6,193,712 at December 1999 and
        $5,631,044 at June 1999                            531,458,966      495,137,666      440,314,818
   Accrued interest receivable                               5,107,412        4,147,321        3,925,809
   Premises and equipment, net                              10,540,089       11,140,327       11,265,817
   Other assets                                              8,522,900        8,397,015        8,134,941
                                                          ------------     ------------     ------------
      Total assets                                        $666,678,336     $627,783,524     $574,521,655
                                                          ============     ============     ============

                                       3
                                  (Continued)

RURBAN FINANCIAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                            June             December             June
                                                            2000               1999               1999
                                                        ------------       ------------       ------------
                                                        (Unaudited)           (Note)          (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
   Deposits
      Noninterest-bearing                               $ 43,489,747       $ 49,005,311       $ 43,978,673
      Interest-bearing                                   497,373,606        470,290,773        432,459,754
                                                        ------------       ------------       ------------
         Total deposits                                  540,863,353        519,296,084        476,438,427
   Federal funds purchased                                23,839,000         10,900,000         12,040,000
   Advances from Federal Home Loan Bank (FHLB)            43,301,723         40,035,303         33,164,783
   Other borrowed funds                                    6,100,000          7,000,000          5,200,000
   Accrued interest payable                                2,604,675          2,513,798          1,752,431
   Other liabilities                                       3,832,130          4,137,868          3,330,412
                                                        ------------       ------------       ------------
         Total liabilities                               620,540,881        583,883,053        531,926,053

Shareholders' equity
   Common stock, stated value $2.50 per share;
      shares authorized: 10,000,000;
      shares issued: 4,575,702;
      shares outstanding: 4,140,718                       11,439,255         11,439,255         11,439,255
   Additional paid-in capital                             11,518,469         11,518,469         11,518,469
   Retained earnings                                      32,305,363         30,047,158         28,012,507
   Accumulated other comprehensive loss, net of
      tax of $(851,533) in June 2000, $(790,008) in
      December 1999 and $(355,202) in June 1999           (1,652,975)        (1,533,547)          (689,510)
   Unearned ESOP shares (unearned shares:
      June 2000 - 48,054, December 1999 - 50,334
      and June 1999 - 55,240)                               (809,807)          (908,014)        (1,022,269)
   Treasury stock; shares at cost June 2000 -
      434,984, December 1999 - 434,984 and June
      1999 - 434,984                                      (6,662,850)        (6,662,850)        (6,662,850)
                                                        ------------       ------------       ------------

         Total shareholders' equity                       46,137,455         43,900,471         42,595,602
                                                        ------------       ------------       ------------

         Total liabilities and shareholders' equity     $666,678,336       $627,783,524       $574,521,655
                                                        ============       ============       ============

See notes to condensed consolidated financial statements (unaudited)

Note: The balance sheet at December 31, 1999 has been derived from the audited consolidated financial statements at that date.

RURBAN FINANCIAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                             Three Months Ended
                                                                  June 30
                                                         ---------------------------
                                                             2000            1999
Interest income
   Interest and fees on loans                            $12,241,946     $ 9,799,062
   Interest and dividends on securities:
      Taxable                                              1,204,837       1,066,030
      Tax-exempt                                             149,145         114,629
   Other                                                      60,346         125,097
                                                         -----------     -----------
      Total interest income                               13,656,274      11,104,818

Interest expense
   Deposits                                                5,914,694       4,544,338
   Borrowings                                              1,156,001         755,681
                                                         -----------     -----------
      Total interest expense                               7,070,695       5,300,019
                                                         -----------     -----------

Net interest income                                        6,585,579       5,804,799
   Provision for loan losses                                 450,000         276,000
                                                         -----------     -----------

Net interest income after provision
   for loan losses                                         6,135,579       5,528,799

Noninterest income
   Service charges on deposit accounts                       416,404         350,629
   Loan servicing fees                                       160,050         152,835
   Trust fees                                                639,734         611,034
   Data service fees                                       1,256,760       1,125,504
   Net gain on securities                                      2,520           1,183
   Net gain on sales of loans                                124,491         230,006
   Net gain on sales of fixed assets                           1,290         225,672
   Other income                                              173,210         159,874
                                                         -----------     -----------
      Total noninterest income                             2,774,459       2,856,737

Noninterest expense
   Salaries and employee benefits                          3,502,489       3,702,553
   Net occupancy expense of premises                         267,745         294,385
   Equipment rentals, depreciation and maintenance           828,726         731,992
   Other expenses                                          1,855,234       1,773,185
                                                         -----------     -----------
      Total noninterest expense                            6,454,194       6,502,115
                                                         -----------     -----------

Income before income tax expense                           2,455,844       1,883,421
   Income tax expense                                        805,342         608,770
                                                         -----------     -----------
Net income                                               $ 1,650,502     $ 1,274,651
                                                         ===========     ===========

Basic and diluted earnings per common share (Note B)     $      0.40     $      0.31
                                                         ===========     ===========

RURBAN FINANCIAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                               Six Months Ended
                                                                    June 30
                                                         -----------------------------
                                                            2000               1999
Interest income
   Interest and fees on loans                            $23,562,677       $18,743,821
   Interest and dividends on securities:
      Taxable                                              2,346,154         2,063,867
      Tax-exempt                                             289,281           233,969
   Other                                                     117,752           237,724
                                                         -----------       -----------
      Total interest income                               26,315,864        21,279,381

Interest expense
   Deposits                                               11,293,658         8,972,607
   Borrowings                                              2,119,950         1,165,340
                                                         -----------       -----------
      Total interest expense                              13,413,608        10,137,947
                                                         -----------       -----------

Net interest income                                       12,902,256        11,141,434
   Provision for loan losses                                 900,000           552,000
                                                         -----------       -----------

Net interest income after provision
   for loan losses                                        12,002,256        10,589,434

Noninterest income
   Service charges on deposit accounts                       812,938           687,600
   Loan servicing fees                                       326,819           263,378
   Trust fees                                              1,420,304         1,259,676
   Data service fees                                       2,597,223         2,154,366
   Net gain (loss) on securities                             (78,020)            1,915
   Net gain on sales of loans                                294,953           598,109
   Net gain on sales of fixed assets                           1,290           225,672
   Other income                                              350,185           353,786
                                                         -----------       -----------
      Total noninterest income                             5,725,692         5,544,502

Noninterest expense
   Salaries and employee benefits                          7,214,310         7,245,419
   Net occupancy expense of premises                         559,560           594,389
   Equipment rentals, depreciation and maintenance         1,643,715         1,445,376
   Other expenses                                          3,589,768         3,546,506
                                                         -----------       -----------
      Total noninterest expense                           13,007,353        12,831,690
                                                         -----------       -----------

Income before income tax expense                           4,720,595         3,302,246
   Income tax expense                                      1,551,432           975,545
                                                         -----------       -----------
Net income                                               $ 3,169,163       $ 2,326,701
                                                         ===========       ===========

Basic and diluted earnings per common share (Note B)     $      0.77       $      0.57
                                                         ===========       ===========

See notes to condensed consolidated financial statements (unaudited)

RURBAN FINANCIAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)

                                                         Three Months      Three Months      Six Months          Six Months
                                                             Ended             Ended            Ended              Ended
                                                         June 30, 2000     June 30, 1999    June 30, 2000      June 30, 1999
                                                             Total             Total            Total              Total
                                                          Shareholders'    Shareholders'     Shareholders'     Shareholders'
                                                            Equity             Equity           Equity             Equity
                                                          -----------       -----------       -----------       -----------
Balance at beginning of period                            $44,967,641       $42,398,835       $43,900,471       $41,902,950

Net Income                                                  1,650,502         1,274,651         3,169,163         2,326,701

Other comprehensive income (loss):
     Net change in unrealized gains (losses)
          on securities available for sale, net               (84,097)         (703,218)         (119,428)         (892,432)
                                                          -----------       -----------       -----------       -----------
Total comprehensive income                                  1,566,405           571,433         3,049,735         1,434,269

Cash dividends declared                                      (455,479)         (413,984)         (910,958)         (823,091)

Issuance of 200 treasury shares due to excersice
     of stock options                                              --                --                --             2,838

Paydown of ESOP loan                                           58,888            39,318            98,207            78,636
                                                          -----------       -----------       -----------       -----------

Balance at end of period                                  $46,137,455       $42,595,602       $46,137,455       $42,595,602
                                                          ===========       ===========       ===========       ===========

See notes to condensed consolidated financial statements (unaudited)

RURBAN FINANCIAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                    Six Months Ended
                                                                        June 30
                                                            -------------------------------
                                                                 2000              1999
Cash Flows From Operations
   Cash received from customers' fees and commissions       $  5,507,469      $  4,718,806
   Cash paid to suppliers and employees                      (13,016,128)      (12,040,580)
   Loans originated for sale                                  (6,960,146)      (68,630,226)
   Proceeds from sales of loans held for sale                  9,357,430        74,604,093
   Interest received                                          25,355,773        20,550,118
   Interest paid                                             (13,322,731)      (10,070,953)
   Income taxes paid                                            (420,000)       (1,365,000)
                                                            ------------      ------------
         Net cash from operating activities                    6,501,667         7,766,258

Cash Flows From Investing Activities:
   Proceeds from principal repayments, maturities and
      calls of securities available for sale                   4,067,772        16,577,567
   Proceeds from sales of securities available for sale        8,985,546         6,639,566
   Purchase of securities available for sale                 (16,102,224)      (26,721,077)
   Net change in loans                                       (37,426,569)      (52,624,645)
   Recoveries on loan charge-offs                                205,269           318,526
   Premises and equipment expenditures, net                     (337,541)         (600,664)
                                                            ------------      ------------
         Net cash from investing activities                  (40,607,747)      (56,410,727)

Cash Flows From Financing Activities:
   Net change in deposits                                     21,567,269        25,625,204
   Net change in federal funds purchased                      12,939,000         2,540,000
   Net change in short term note payable                        (900,000)        5,200,000
   Proceeds from FHLB advances                                 8,000,000         5,500,000
   Repayments of FHLB advances                                (4,733,580)       (1,225,507)
   Proceeds from exercise of stock options                             0             2,838
   Cash dividends paid                                        (1,366,437)       (1,237,075)
                                                            ------------      ------------
         Net cash from financing activities                   35,506,252        36,405,460
                                                            ------------      ------------

Net change in cash and cash equivalents                        1,400,172       (12,239,009)

Cash and cash equivalents at beginning of period              18,582,702        25,509,144
                                                            ------------      ------------

Cash and cash equivalents at end of period                  $ 19,982,874      $ 13,270,135
                                                            ============      ============

                                       8
                                  (Continued)

RURBAN FINANCIAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED (UNAUDITED)

                                                                  Six Months Ended
                                                                       June 30
                                                            -----------------------------
                                                                2000              1999
Reconciliation Of Net Income To Net
   Cash From Operating Activities
   Net Income                                               $ 3,169,163      $  2,326,701
   Adjustments to reconcile net income to net cash from
      operating activities:
         Depreciation                                           939,069           960,564
         Amortization of intangible assets                      120,000           105,000
         Provision for loan losses                              900,000           552,000
         Net (gain) loss on securities                           78,020            (1,915)
         Loans originated for sale                           (6,960,146)      (68,630,226)
         Proceeds from sales of loans held for sale           9,357,430        74,604,093
         Net gain on sale of loans                             (294,953)         (598,109)
         Net gain on sale of fixed assets                        (1,290)         (225,672)
         Paydown of ESOP loan                                    98,207            78,636
         Change in accrued interest receivable                 (960,091)         (729,263)
         Change in other assets                                (184,360)         (124,062)
         Change in accrued interest payable                      90,877            66,994
         Change in other liabilities                            149,741          (618,483)
                                                            -----------      ------------
               Net cash from operating activities           $ 6,501,667      $  7,766,258
                                                            ===========      ============

See notes to condensed consolidated financial statements (unaudited)

RURBAN FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes included in the Corporation's annual report for the year ended December 31, 1999.

NOTE B--EARNINGS AND DIVIDENDS PER COMMON SHARE

Earnings per common share have been computed based on the weighted average number of shares outstanding during the periods presented. The number of shares used in the computation of basic earnings per common share was 4,092,338 for the three and six months ended June 30, 2000 and 4,084,102 and 4,082,621 for the three and six months ended June 30, 1999. The number of shares used in the computation of diluted earnings per common share was 4,092,338 for the three and six months ended June 30, 2000 and 4,088,650 and 4,091,717 for the three and six months ended June 30, 1999.

NOTE C--ACCOUNTING STANDARDS IMPLEMENTED IN 2000

No new accounting standards have been implemented during the first six months of 2000.

NOTE D--RISK ELEMENTS AND LOAN LOSS RESERVE

ALLOWANCE FOR LOAN LOSSES

The following is a summary of the activity in the allowance for loan losses account for the six months ended June 30, 2000 and 1999 and the year ended December 31, 1999.

                                          June            December           June
                                          2000              1999             1999
                                          ----              ----             ----
Beginning balance                      $6,193,712       $ 5,408,854      $5,408,854
Provision for loan losses                 900,000         1,215,000         552,000
Recoveries of previous charge-offs        205,269           662,299         318,526
Losses charged to the allowance          (566,979)       (1,092,441)       (648,336)
                                       ----------       -----------      ----------

     Ending balance                    $6,732,002       $ 6,193,712       5,631,044

At June 30, 2000, December 31, 1999 and June 30, 1999 loans past due more than 90 days and still accruing interest approximated $3,675,000, $809,000 and $1,261,000.

                                       10
                                  (continued)

Impaired loans were as follows.

                                                        June 30,      December 31,
                                                          2000           1999
                                                          ----           ----
Loans with no allowance for loan losses allocated      $1,920,000     $  970,000
Loans with allowance for loan losses allocated          1,102,000      1,536,000
Amount of allowance allocated                             767,000        807,000

Average of impaired loans during the period             3,128,000      1,461,000
Interest income recognized during impairment               91,000         40,000
Cash-basis interest income recognized                      23,000         17,000


There have been no changes in the Risk Elements and Loan Loss Reserve activity that would materially effect the Corporation's financial position or results of operations for the three and six months ended June 30, 2000.

NOTE E--BENEFIT PLANS

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

SFAS No. 123 requires pro forma disclosure for companies that do not adopt a fair value accounting method for stock-based employee compensation. Accordingly, the following pro forma information presents net income and earnings per common share had the fair value method been used to measure compensation cost for stock option plans. Compensation cost actually recognized for stock options was $-0-for the three and six months ended June 30, 2000 and 1999.

                                       11
                                  (Continued)

                                                               2000              1999
                                                               ----              ----
Net income for the six months ended June 30                 $3,169,163        $2,326,701
Pro forma net income for the six months end June 30         $3,103,988        $2,285,386
Basic and diluted earnings per common share as reported
    for the six months ended June 30                        $      .77        $      .57
Pro forma basic and diluted earnings per common share
    for the six months ended June 30                        $      .76        $      .56

The pro forma effects are computed using option pricing models, using the following weighted-average assumptions as of grant date.

                                            1999 Grant    1998 Grant    1997 Grant
                                            ----------    ----------    ----------
Risk-free interest rate                        4.79%         5.38%         6.50%
Expected option life                             10            10            10
Expected stock price volatility                7.14%         5.45%         5.45%
Dividend yield                                 2.67%         2.16%         2.39%

In future years, the pro forma effect of not applying this standard is expected to increase as additional options are granted.

Information about options grants follow:

                                                           Number of
                                                          Outstanding    Exercise
                                                            Options        Price
                                                            -------        -----
Outstanding, January 1, 2000                                219,100       $15.17
Granted during six months ended June 30, 2000                     0            0
Forfeited during six months ended June 30, 2000              (2,500)       15.05
                                                            -------
Outstanding, June 30, 2000                                  216,600       $15.17

Options exercisable at June 30, 2000 were as follows:

                                                                         Weighted
                                                                          Average
Exercise                                                                  Exercise
Prices                                              Number                 Price
------                                              ------                 -----
$14.19                                              66,400                $14.19
$18.50                                              18,000                 18.50
                                                    ------
Exercisable at June 30, 2000                        84,400                $15.11

                                       12
                                   (Continued)

NOTE F--OTHER BORROWED FUNDS

At December 31, 1999, the Corporation had a line of credit for $10,000,000 with Fifth Third Bank of Northwestern Ohio, N.A. The line of credit was unsecured and required monthly interest payments and full principal payment at maturity on April 30, 2000. The line of credit had an outstanding balance of $7,000,000 as of December 31, 1999. During the six months ended June 30, 2000, the Corporation refinanced their line of credit with Northern Trust Company for $15,000,000. The new line of credit is unsecured and requires monthly interest payments with full principal payment at maturity on April 27, 2001. The interest rate is variable based on the current federal funds rate and adjusts daily. The line of credit had an outstanding balance of $6,100,000 at June 30, 2000.

NOTE G--COMMITMENTS

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


NOTE H--SEGMENT INFORMATION

The reportable segments are determined by the products and services offered, primarily distinguished between banking, mortgage banking and data processing operations. Other segments include the accounts of the holding company, Rurban Financial Corp., which provides management services to its subsidiaries; Reliance Financial Services, N.A., which provides trust and financial services to customers nationwide; and Rurban Life, which provides insurance products to customers of the Corporation's subsidiary banks. Information reported internally for performance assessments follows.

                                       13
                                  (Continued)

RURBAN FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE H -- SEGMENT INFORMATION (Continued)

As of and for six months ended June 30, 2000

                                                   Mortgage       Data                      Total       Intersegment    Consolidated
                                      Banking       Banking    Processing     Other        Segments      Elimination       Totals
                                   -------------------------------------------------------------------------------------------------
Income statement information:
----------------------------------
  Net interest income (expense)    $ 12,728,406  $   134,144   $  (34,429)  $   74,135   $ 12,902,256   $         --    $ 12,902,256

  Other revenue - external
    customers                         1,454,785      123,121    2,597,223    1,550,563      5,725,692             --       5,725,692

  Other revenue - other segments             --           --      682,409      950,756      1,633,165     (1,633,165)             --
                                   ------------  -----------   ----------   ----------   ------------   ------------    ------------
  Net interest income
    and other revenue                14,183,191      257,265    3,245,203    2,575,454     20,261,113     (1,633,165)     18,627,948

  Noninterest expense                 7,951,823      266,480    2,672,399    3,749,816     14,640,518     (1,633,165)     13,007,353

  Significant non-cash items:
    Depreciation and
      amortization                      460,865       51,536      460,708       85,960      1,059,069             --       1,059,069
    Provision for loan losses           900,000           --           --           --        900,000             --         900,000

  Income tax expense (benefit)        1,759,596       (3,000)     194,740     (399,904)     1,551,432             --       1,551,432

  Segment profit (loss)               3,571,772       (6,215)     378,064     (774,458)     3,169,163             --       3,169,163

  Balance sheet information:
-----------------------------------
  Total assets                      663,747,601   15,300,665    4,361,523    3,739,184    687,148,973    (20,470,637)    666,678,336

  Goodwill and intangibles              390,000           --           --           --        390,000             --         390,000

  Premises and equipment                166,255       11,028       74,747       85,511        337,541             --         337,541
    expenditures, net

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Rurban Financial Corp. ("Rurban") was incorporated on February 23, 1983, under the laws of the State of Ohio. Rurban is a bank holding company registered with the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended. Rurban's subsidiaries, The State Bank and Trust Company ("State Bank"), The Peoples Banking Company ("Peoples Bank"), The First National Bank of Ottawa ("First National Bank"), and The Citizens Savings Bank Company ("Citizens Bank") are engaged only in the industry segment of commercial banking. Rurban's subsidiary, Rurbanc Data Services, Inc. ("RDSI"), provides computerized data processing services to community banks and businesses and the Corporation's subsidiary banks. Rurban's subsidiary, Rurban Life Insurance Company ("Rurban Life") has a certificate of authority from the State of Arizona to transact insurance as a domestic life and disability insurer.

Reliance Financial Services, N.A. ("Reliance"), a wholly owned subsidiary of State Bank, provides trust and financial services to customers nationwide.

                                    LIQUIDITY

Liquidity relates primarily to the Corporation's ability to fund loan demand, meet deposit customers' withdrawal requirements and provide for operating expenses. Assets used to satisfy these needs consist of cash, federal funds sold, securities available-for-sale and loans held for sale. These assets are commonly referred to as liquid assets. Liquid assets were $111 million at June, 30, 2000, compared to $109 million at December 31, 1999. The $2 million increase in liquid assets represents normal fluctuation and was not due to any change in policy of management regarding liquidity. Management recognizes securities may need to be sold in the future to help fund loan demand and, accordingly, as of June 30, 2000, the entire securities portfolio of $86 million was classified as available for sale.

The Gramm-Leach-Bliley Act, commonly referred to as The Financial Services Modernization Act (FSMA), provides the opportunity for a bank to enter into new lines of business. One significant benefit of FSMA for community banks (under $500 million in assets) is the requirement that the Federal Home Loan Banks expand the type of collateral permissible to be pledged for FHLB advances. It is anticipated that during late 2000 the implementation of new collateral rules will significantly expand the FHLB borrowing capacity of the Corporation's four subsidiary banks.

                                CAPITAL RESOURCES

Total shareholders' equity net of unearned ESOP shares was $46,137,455 as of June 30, 2000, an increase of $2,236,984 over the $43,900,471 as of December 31, 1999 and an increase of $3,541,853 over the $42,595,602 as of June 30, 1999. The increase for the six months of 2000 was a result of net income of $3,169,163 and a reduction in unearned ESOP shares of $98,207 offset by dividends declared of $910,958 and net change in unrealized depreciation on securities available for sale, net of tax, of $119,428.

Each of the Corporation's subsidiary banks exceed the applicable "well capitalized" regulatory capital requirements at June 30, 2000.

As of June 30, 2000, management is not aware of any current recommendations by banking regulatory authorities which, if they were to be implemented, would have, or are reasonably likely to have, a material adverse effect on the Corporation's liquidity, capital resources or operations.

Supplemental Information
------------------------

Material Changes in Financial Condition
---------------------------------------

Net loans and loans held for sale increased $34 million from December 31, 1999 to $537 million at June 30, 2000. Real estate loans (residential and commercial mortgages) increased $32 million, consumer loans and leases increased $10 million while commercial loans decreased $6 million and real estate loans held for sale decreased $2 million. Liquid assets, premises and equipment and other assets all had insignificant changes.

Increases in deposits of $22 million and federal funds purchased of $13 million were the primary sources of funding for the loan growth during the first six months of 2000.

Material Changes in Results of Operations
-----------------------------------------

Net income for the first six months of 2000 increased $842,000 over the same period of 1999.

Net interest income for the first six months ended June 30, 2000 was $12.9 million, an increase of $1.8 million (16%) over the same period of 1999. Interest income on loans increased $4.8 million (26%). Interest expense on deposits and borrowed funds increased $3.3 million (32%). The rates for earning assets have increased 0.55%, while the rates on deposits and borrowed funds have increased 0.52%.

The provision for loan losses of $900,000 increased $348,000 (63%) compared to the first six months of 1999.

Income tax expense increased $576,000 (59%) to $1,551,000 for the six months ended June 30, 2000 compared to $976,000 for the same period of 1999. The increase was due to the improved net income.

Item 3: Quantitative and Qualitative Disclosures About Market Risk
------------------------------------------------------------------

There have been no material changes in the Corporation's quantitative and qualitative market risks since December 31, 1999. The following table compares rate sensitive assets and liabilities as of June 30, 2000 to December 31, 1999.

Principal/notational amount maturing in:
(Dollars in thousands)

                                        First         Years
                                        Year          2 to 5     Thereafter      Total
                                        ----          ------     ----------      -----
Comparison of 6/30/00 to 12/31/99
Total rate sensitive assets:
   At June 30, 2000                   $253,949       $257,202     $111,374     $622,525
   At December 31, 1999                293,282        266,263       25,373      584,918
                                      --------       --------     --------     --------
   Increase (decrease)                 (39,333)        (9,061)      86,001       37,607

Total rate sensitive liabilities:
   At June 30, 2000                   $378,429       $137,988     $ 97,687     $614,104
   At December 31, 1999                352,800        128,483       95,948      577,231
                                      --------       --------     --------     --------
   Increase                             25,629          9,505        1,739       36,873

Total rate sensitive assets increased approximately $38 million for the six months ended June 30, 2000 due to a $34 million increase in loans during the period. The Corporation reviewed its methodology for calculating prepayments. Consequently, estimated loan prepayment speeds were decreased. This refinement in prepayment assumptions was the primary factor in the shift of approximately $86 million of assets from the "first year" and "years 2 to 5" categories to the "thereafter" category. The majority of the $34 million increase in loans occurred in the "first year" category and partially offset the decline in that category caused by the reduction in loan prepayment assumptions.

Total rate sensitive liabilities increase approximately $37 million during the six months ended June 30, 2000. During the period, the continued increase in rates caused many customers to shorten the maturity of their certificates of deposit. The primary factor in the approximately $26 million increase in rate sensitive liabilities with maturities within one year was an $18 million increase in certificates of deposit with maturities of one year or less.

                           PART 11 - OTHER INFORMATION
                           ---------------------------

Item 1. Legal Proceedings
   Not applicable

Item 2. Changes in Securities and Use of Proceeds
   Not applicable

Item 3. Defaults Upon Senior Securities
   Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders
   At the annual meeting of shareholders held in April, 2000, shareholders voted on the re-election of certain directors and the ratification of independent public accountants.

Item 5. Other Information
   Not applicable

Item 6. Exhibits and Reports on Form 8-K

(A)      Exhibit
         -------

         See exhibit 27, Financial Data Schedule, on pages 19 and 20

(B)      Reports on Form 8-K
         -------------------

         None

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                             RURBAN FINANCIAL CORP.


Date   August 14 ,  2000                 By /s/ Thomas C. Williams
    --------------------                   -----------------------------
                                                Thomas C. Williams
                                                    President &
                                              Chief Executive Officer


                                         By /s/ Richard C. Warrener
                                           -----------------------------
                                                Richard C. Warrener
                                            Executive Vice President &
                                              Chief Financial Officer