Form 10-Q
period 2000-09-30
RURBAN FINANCIAL CORP
filed 2000-11-14
CIK 767405

                                    Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2000
                                               ------------------

                                       OR

          [ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________to___________________________

Commission file number 0-13507
                       -------

                             RURBAN FINANCIAL CORP.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Ohio                                         34-1395608
-------------------------------            -----------------------------------
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

         Yes   X                         No
            ------                           ------

     The number of common shares of Rurban Financial Corp. outstanding was 4,347,238 on November 1, 2000.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The interim condensed consolidated financial statements of Rurban Financial Corp. are unaudited; however, the information contained herein reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of financial condition and results of operations for the interim periods presented. All adjustments reflected in these financial statements are of a normal recurring nature in accordance with Rule 10-01 (b) (8) of Regulation S-X. Results of operations for the nine months ended September 30, 2000 are not necessarily indicative of results for the complete year.

RURBAN FINANCIAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)


                                                               September 30,              December 31,              September 30,
                                                                    2000                      1999                       1999
                                                            ---------------------    ----------------------     -------------------
                                                                (Unaudited)                  (Note)                  (Unaudited)

ASSETS
Cash and due from banks                                    $       18,307,274        $        18,571,702        $       19,192,339
Federal funds sold                                                         --                     11,000                   800,000
                                                            ---------------------     ----------------------     -------------------
       Total cash and cash equivalents                             18,307,274                 18,582,702                19,992,339
Interest-bearing deposits in other
    financial institutions                                            110,000                    110,000                   180,000
Securities available for sale                                      88,501,019                 83,118,908                85,232,692
Loans held for sale, net of valuation
    allowance of $0.                                                2,215,711                  7,149,585                 9,660,212
Loans, net of allowance for losses of $6,890,492
     at September 30, 2000, $6,193,712 at December 31,
     1999 and $5,804,781 at September 30, 1999                    554,860,349                495,137,666               468,423,145
Accrued interest receivable                                         5,901,706                  4,147,321                 4,434,594
Premises and equipment, net                                        10,326,748                 11,140,327                11,902,324
Other assets                                                        8,287,081                  8,397,015                 8,078,691
                                                            ---------------------     ----------------------     -------------------
   Total assets                                            $      688,509,888        $       627,783,524        $      607,903,997
                                                            =====================     ======================     ===================



                                       3
                                  (Continued)

RURBAN FINANCIAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)


                                                                     September 30,            December 31,             September 30,
                                                                          2000                    1999                      1999
                                                                --------------------   ------------------       --------------------
                                                                      (Unaudited)               (Note)                 (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
   Deposits
      Noninterest-bearing                                      $     42,434,782          $   49,005,311           $     46,314,411
      Interest-bearing                                              508,582,254             470,290,773                452,161,731
                                                                ---------------            ------------             --------------
         Total deposits                                             551,017,036             519,296,084                498,476,142
   Federal funds purchased                                           25,600,000              10,900,000                 17,951,000
   Advances from Federal Home Loan Bank (FHLB)                       46,233,355              40,035,303                 36,100,547
   Other borrowed funds                                                   -   -               7,000,000                  6,800,000
   Junior subordinated debentures                                     9,695,834                   -   -                     -   -
   Accrued interest payable                                           4,073,468               2,513,798                  2,017,135
   Other liabilities                                                  3,770,044               4,137,868                  3,235,003
                                                                ---------------            ------------             --------------
         Total liabilities                                          640,389,737             583,883,053                564,579,827

Shareholders' equity

   Common stock, stated value $2.50 per share;
      shares authorized: 10,000,000;
      shares issued: 4,575,702;
      shares outstanding: 4,347,238 at September 30,
        2000, 4,140,718 at December 31,1999 and
        4,140,718 at September 30, 1999                              11,439,255              11,439,255                 11,439,255
   Additional paid-in capital                                        11,113,340              11,518,469                 11,518,727
   Retained earnings                                                 30,768,753              30,047,158                 29,016,756
   Accumulated other comprehensive loss, net of
      tax of $(500,076) at September 30, 2000,
      $(790,008) at December 31, 1999 and $(517,474) at
      September 30, 1999                                               (970,736)             (1,533,547)                (1,004,509)

   Unearned ESOP shares (unearned shares:
      September 30, 2000 - 47,727, December 31, 1999 -
      50,334 and September 30, 1999 - 51,752)                          (760,760)               (908,014)                  (982,951)
   Treasury stock; shares at cost September 30, 2000 -
      228,464, December 31, 1999 - 434,984 and
      September 30, 1999 - 434,984                                   (3,469,701)             (6,662,850)                (6,663,108)
                                                                 ---------------            ------------              --------------
         Total shareholders' equity                                  48,120,151              43,900,471                 43,324,170
                                                                 ---------------            ------------              --------------
         Total liabilities and shareholders' equity            $    688,509,888         $   627,783,524           $    607,903,997
                                                                  ==============           ==============             ==============

See notes to condensed consolidated financial statements (unaudited)

Note:  The balance sheet at December 31, 1999 has been derived from the audited consolidated financial statements at that date.

RURBAN FINANCIAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                                                                Three Months Ended
                                                                                  September 30,

                                                                    -------------------------------------------
                                                                           2000                    1999
Interest income
   Interest and fees on loans                                     $         13,158,559    $         10,070,512
   Interest and dividends on securities:
      Taxable                                                                1,208,936               1,083,024
      Tax-exempt                                                               147,115                 135,130
   Other                                                                        70,422                  68,711
                                                                    -------------------     -------------------
      Total interest income                                                 14,585,032              11,357,377

Interest expense
   Deposits                                                                  6,625,221               4,872,465
   Borrowings                                                                1,276,628                 765,831
                                                                    -------------------     -------------------
      Total interest expense                                                 7,901,849               5,638,296
                                                                    -------------------     -------------------

Net interest income                                                          6,683,183               5,719,081
   Provision for loan losses                                                   450,000                 279,000
                                                                    -------------------     -------------------

Net interest income after provision
   for loan losses                                                           6,233,183               5,440,081

Noninterest income
   Service charges on deposit accounts                                         458,353                 377,885
   Loan servicing fees                                                         172,541                 148,397
   Trust fees                                                                  649,701                 574,161
   Data service fees                                                         1,238,911               1,109,591
   Net gain (loss) on securities                                                (2,520)                 13,521
   Net gain on sales of loans                                                   22,722                 429,659
   Net gain on sales of fixed assets                                               351                     209
   Other income                                                                184,188                 140,249
                                                                    -------------------     -------------------
      Total noninterest income                                               2,724,247               2,793,672

Noninterest expense
   Salaries and employee benefits                                            3,580,325               3,548,925
   Net occupancy expense of premises                                           298,066                 289,898
   Equipment rentals, depreciation and maintenance                             827,263                 728,087
   Other expenses                                                            1,688,234               1,576,501
                                                                    -------------------     -------------------
      Total noninterest expense                                              6,393,888               6,143,411
                                                                    -------------------     -------------------

Income before income tax expense                                             2,563,542               2,090,342
   Income tax expense                                                          849,685                 672,024
                                                                    -------------------     -------------------
Net income                                                        $          1,713,857    $          1,418,318
                                                                    ===================     ===================

Basic and diluted earnings per common share (Note C)              $               0.40    $               0.33
                                                                    ===================     ===================
Dividends declared per share                                      $               0.11    $               0.10
                                                                    ===================     ===================

See notes to condensed consolidated financial statements (unaudited)

RURBAN FINANCIAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                                                                  Nine Months Ended
                                                                                    September 30,
                                                                    -------------------------------------------
                                                                           2000                    1999
Interest income
   Interest and fees on loans                                     $         36,721,236    $         28,814,333
   Interest and dividends on securities:
      Taxable                                                                3,555,090               3,146,891
      Tax-exempt                                                               436,396                 369,099
   Other                                                                       188,174                 306,435
                                                                    -------------------     -------------------
      Total interest income                                                 40,900,896              32,636,758

Interest expense
   Deposits                                                                 17,918,879              13,845,072
   Borrowings                                                                3,396,578               1,931,171
                                                                    -------------------     -------------------
      Total interest expense                                                21,315,457              15,776,243
                                                                    -------------------     -------------------

Net interest income                                                         19,585,439              16,860,515
   Provision for loan losses                                                 1,350,000                 831,000
                                                                    -------------------     -------------------

Net interest income after provision
   for loan losses                                                          18,235,439              16,029,515

Noninterest income
   Service charges on deposit accounts                                       1,271,291               1,065,485
   Loan servicing fees                                                         499,360                 411,775
   Trust fees                                                                2,070,005               1,833,837
   Data service fees                                                         3,836,134               3,263,957
   Net gain (loss) on securities                                               (80,540)                 15,436
   Net gain on sales of loans                                                  317,675               1,027,768
   Net gain on sales of fixed assets                                             1,641                 225,881
   Other income                                                                534,373                 494,035
                                                                    -------------------     -------------------
      Total noninterest income                                               8,449,939               8,338,174

Noninterest expense
   Salaries and employee benefits                                           10,794,635              10,794,344
   Net occupancy expense of premises                                           857,626                 884,287
   Equipment rentals, depreciation and maintenance                           2,470,978               2,173,463
   Other expenses                                                            5,278,002               5,123,007
                                                                    -------------------     -------------------
      Total noninterest expense                                             19,401,241              18,975,101
                                                                    -------------------     -------------------

Income before income tax expense                                             7,284,137               5,392,588
   Income tax expense                                                        2,401,117               1,647,569
                                                                    -------------------     -------------------
Net income                                                        $          4,883,020    $          3,745,019
                                                                    ===================     ===================

Basic and diluted earnings per common share (Note C)              $               1.14    $               0.87
                                                                    ===================     ===================
Dividends declared per share                                      $               0.32    $               0.29
                                                                    ===================     ===================


See notes to condensed consolidated financial statements (unaudited)

RURBAN FINANCIAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)

                                                                     Three Months     Three Months     Nine Months     Nine Months
                                                                         Ended           Ended            Ended           Ended
                                                                     September 30,    September 30,    September 30,   September 30,
                                                                         2000            1999             2000            1999
                                                                         Total           Total            Total           Total
                                                                     Shareholders'    Shareholders'    Shareholders'   Shareholders'
                                                                        Equity           Equity          Equity          Equity
                                                                       -----------    -----------     -----------    ------------

Balance at beginning of period                                         $46,137,455    $42,595,602     $43,900,471     $41,902,950

Net Income                                                               1,713,857      1,418,318       4,883,020       3,745,019

Other comprehensive income (loss):
     Net change in unrealized gains (losses)
          on securities available for sale, net                            682,239       (314,999)        562,811      (1,207,431)
                                                                       -----------    -----------     -----------    ------------
Total comprehensive income                                               2,396,096      1,103,319       5,445,831       2,537,588

Cash dividends declared                                                   (455,479)      (414,069)     (1,366,437)     (1,237,160)

Cash paid in lieu of fractional shares for 5% stock dividend
    (206,520 shares issued from treasury)                                   (6,968)            --          (6,968)             --

Issuance of 200 treasury shares due to exercise of stock options                --             --              --           2,838

Paydown of ESOP loan                                                        49,047         39,318         147,254         117,954
                                                                       -----------    -----------     -----------    ------------

Balance at end of period                                               $48,120,151    $43,324,170     $48,120,151     $43,324,170
                                                                       ===========    ===========     ===========   =============

See notes to condensed consolidated financial statements (unaudited)

RURBAN FINANCIAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                           Nine Months Ended
                                                                                              September 30,
                                                                             -------------------------------------------------
                                                                                     2000                        1999

Cash Flows From Operations
   Cash received from customers'  fees and commissions                     $             8,211,163     $            7,069,089
   Cash paid to suppliers and employees                                                (18,887,784)               (17,678,618)
   Loans originated for sale                                                            (8,226,696)               (83,452,860)
   Proceeds from sales of loans held for sale                                           13,478,245                 93,329,691
   Interest received                                                                    39,146,511                 31,398,710
   Interest paid                                                                       (19,755,787)               (15,444,545)
   Income taxes paid                                                                    (1,446,000)                (1,850,000)
                                                                             ----------------------      ---------------------
         Net cash from operating activities                                             12,519,652                 13,371,467

Cash Flows From Investing Activities:
   Proceeds from principal repayments, maturities and
      calls of securities available for sale                                             6,753,629                 24,986,258
   Proceeds from sales of securities available for sale                                  9,063,569                 18,134,400
   Purchase of securities available for sale                                           (20,427,106)               (48,024,426)
   Net change in loans                                                                 (61,404,644)               (81,135,246)
   Recoveries on loan charge-offs                                                          331,961                    441,800
   Premises and equipment expenditures, net                                               (591,475)                (1,766,840)
                                                                             ----------------------      ---------------------
         Net cash from investing activities                                            (66,274,066)               (87,364,054)

Cash Flows From Financing Activities:
   Net change in deposits                                                               31,720,952                 47,662,919
   Net change in federal funds purchased                                                14,700,000                  8,451,000
   Proceeds from FHLB advances                                                          13,500,000                  9,000,000
   Repayments of FHLB advances                                                          (7,301,948)                (1,789,743)
   Net change in other borrowed funds                                                   (7,000,000)                 6,800,000
   Proceeds from exercise of stock options                                                      --                      2,838
   Net proceeds from issuance of junior subordinated
     debentures                                                                          9,695,834                         --
   Cash paid in lieu of fractional share for stock dividend                                 (6,968)                        --
   Cash dividends paid                                                                  (1,828,884)                (1,651,232)
                                                                             ----------------------      ---------------------
         Net cash from financing activities                                             53,478,986                 68,475,782
                                                                             ----------------------      ---------------------

Net change in cash and cash equivalents                                                   (275,428)                (5,516,805)

Cash and cash equivalents at beginning of period                                        18,582,702                 25,509,144
                                                                             ----------------------      ---------------------

Cash and cash equivalents at end of period                                 $            18,307,274     $           19,992,339
                                                                             ======================      =====================


                                       8
                                  (Continued)

RURBAN FINANCIAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED (UNAUDITED)

                                                                                            Nine Months Ended
                                                                                              September 30,

                                                                             -----------------------------------------------
                                                                                    2000                       1999

Reconciliation Of Net Income To Net
   Cash From Operating Activities
   Net Income                                                              $           4,883,020     $            3,745,019
   Adjustments to reconcile net income to net cash from
      operating activities:
         Depreciation                                                                  1,406,695                  1,490,442
         Amortization of intangible assets                                               165,000                    157,500
         Provision for loan losses                                                     1,350,000                    831,000
         Net (gain) loss on securities                                                    80,540                    (15,436)
         Loans originated for sale                                                    (8,226,696)               (83,452,860)
         Proceeds from sales of loans held for sale                                   13,478,245                 93,329,691
         Net gain on sales of loans                                                     (317,675)                (1,027,768)
         Net gain on sales of fixed assets                                                (1,641)                  (225,881)
         Paydown of ESOP loan                                                            147,254                    117,954
         Change in accrued interest receivable                                        (1,754,385)                (1,238,048)
         Change in other assets                                                         (344,998)                    41,960
         Change in accrued interest payable                                            1,559,670                    331,698
         Change in other liabilities                                                      94,623                   (713,804)
                                                                             --------------------      ---------------------
               Net cash from operating activities                          $          12,519,652     $           13,371,467
                                                                             ====================      =====================



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

NOTE B--STOCK DIVIDENDS

During the third quarter of 2000, the Board of Directors declared and paid a 5% stock dividend from treasury stock. Dividends issued in stock are reported by transferring the market value of the stock issued from retained earnings to common stock or treasury stock and additional paid in capital.

NOTE C--EARNINGS AND DIVIDENDS PER COMMON SHARE

Earnings per common share have been computed based on the weighted average number of shares outstanding during the periods presented. The number of shares used in the computation of basic earnings per common share was 4,298,662 and 4,297,465 for the three and nine months ended September 30, 2000 and 4,281,996 and 4,281,989 for the three and nine months ended September 30, 1999. The number of shares used in the computation of diluted earnings per common share was 4,298,662 and 4,297,465 for the three and nine months ended September 30, 2000 and 4,284,105 and 4,291,176 for the three and nine months ended September 30, 1999. Earnings per share and dividends per share have been restated for the 5% stock dividend paid during the third quarter of 2000.

NOTE D--ACCOUNTING STANDARDS IMPLEMENTED IN 2000

No new accounting standards have been implemented during the first nine months of 2000.

NOTE E - RECLASSIFICATIONS

Some items in the 1999 consolidated financial statements have been reclassified to conform with the 2000 presentation.

                                       10
                                   (Continued)

NOTE F--RISK ELEMENTS AND LOAN LOSS RESERVE

ALLOWANCE FOR LOAN LOSSES

The following is a summary of the activity in the allowance for loan losses account for the nine months ended September 30, 2000 and 1999 and the year ended December 31, 1999.


                                                              September 30,          December 31,         September 30,
                                                                   2000                 1999                  1999
                                                                   ----                 ----                  ----

Beginning balance                                                $6,193,712          $5,408,854            $5,408,854
Provision for loan losses                                         1,350,000           1,215,000               831,000
Recoveries of previous charge-offs                                  331,961             662,299               441,800
Losses charged to the allowance                                    (985,181)         (1,092,441)             (876,873)
                                                                  ---------          ----------             ---------

     Ending balance                                              $6,890,492          $6,193,712            $5,804,781
                                                                 ==========          ==========            ==========

At September 30, 2000, December 31, 1999 and September 30, 1999 loans past due more than 90 days and still accruing interest approximated $2,054,000, $809,000 and $1,210,000.

Impaired loans were as follows:

                                                                     September 30,                  December 31,
                                                                         2000                           1999
                                                                         ----                           ----

Loans with no allowance for loan losses allocated                      $3,441,000                    $      - -
Loans with allowance for loan losses allocated                          1,673,000                     1,536,000
                                                                        ---------                     ---------
   Total impaired loans                                                $5,114,000                    $1,536,000
                                                                       ==========                    ==========

Amount of allowance allocated

                                                                       $1,049,000                      $807,000
                                                                       ==========                      ========

There have been no changes in the Risk Elements and Loan Loss Reserve activity that would materially effect the Corporation's financial position or results of operations for the three and nine months ended September 30, 2000


                                       11
                                  (Continued)

NOTE G--BENEFIT PLANS

The Corporation's Board of Directors adopted a stock option plan in 1997. Under the terms of this plan, options for up to 420,000 shares of the Corporation's common stock may be granted to key employees and directors of the Corporation and its subsidiaries. Stock option plans are used to reward employees and provide them with an additional equity interest. Options are issued for 10 year periods with varying vesting periods. The exercise price of the options is determined at the time of grant by a committee of the Board of Directors and cannot be less than the fair market value of the stock on the date of grant.

SFAS No. 123 requires pro forma disclosure for companies that do not adopt a fair value accounting method for stock-based employee compensation. Accordingly, the following pro forma information presents net income and earnings per common share had the fair value method been used to measure compensation cost for stock option plans. Compensation cost actually recognized for stock options was $-0-for the three and nine months ended September 30, 2000 and 1999.


                                                                                         2000                 1999
                                                                                         ----                 ----

     Net income for the nine months ended September 30                            $4,883,020               $3,745,019
     Pro forma net income for the nine months end September 30                    $4,786,990               $3,681,660
     Basic and diluted earnings per common share as reported
         for the nine months ended September 30                                   $     1.14               $      .87
     Pro forma basic and diluted earnings per common share
         for the nine months ended September 30                                   $     1.11               $      .86

The pro forma effects are computed using option pricing models, using the following weighted-average assumptions as of the grant date.


                                                1999 Grant        1998 Grant       1997 Grant
                                                ----------        ----------       ----------

Risk-free interest rate                              4.79%             5.38%            6.50%
Expected option life                                    10                10               10
Expected stock price volatility                      7.14%             5.45%            5.45%
Expected dividend yield                              2.67%             2.16%            2.39%
 Resulting weighted average grant date
   fair value of stock options granted
   during the year                                  $2.97             $4.13            $3.77



There were no options granted during the nine months ended September 30, 2000. In future years, the pro forma effect of not applying this standard is expected to increase as additional options are granted.

                                       12
                                  (Continued)

Information about option grants follows:

                                                                                                              Weighted
                                                                                     Number of                  Average
                                                                                    Outstanding                Exercise
                                                                                      Options                    Price
                                                                                      -------                    -----

     Outstanding, January 1, 2000                                                      230,055                 $ 14.45
     Granted during nine months ended September 30, 2000                                     0                       0
     Forfeited during nine months ended September 30, 2000                              (3,938)                  13.65
                                                                                       -------
     Outstanding, September 30, 2000                                                   226,117                 $ 14.46
                                                                                       =======

Options exercisable at September 30, 2000 were as follows:

                                                                                                              Weighted
                                                                                                                Average
Exercise                                                                                                       Exercise
Prices                                                                                      Number               Price
------                                                                                      ------               -----
$13.51                                                                                       70,560            $ 13.51
$17.62                                                                                       18,480              17.62
                                                                                            -------
Exercisable at September 30, 2000                                                            89,040            $ 14.36
                                                                                             ======


NOTE H - OTHER BORROWED FUNDS

At December 31, 1999, the Corporation had a line of credit of $10,000,000 with Fifth Third Bank of Northwestern Ohio, N.A. The line of credit was unsecured and required monthly interest payments and full principal payment at maturity on April 30, 2000. The line of credit had an outstanding balance of $7,000,000 as of December 31, 1999. During the nine months ended September 30, 2000, the Corporation refinanced their line of credit with Northern Trust Company for $15,000,000. The new line of credit is unsecured and requires monthly interest payments with full principal payment at maturity on April 27, 2001. The interest rate is variable based on the current federal funds rate and adjusts daily. The line of credit had an outstanding balance of zero at September 30, 2000. The line of credit agreement contains various covenants the Corporation must comply with. As of September 30, 2000 management believes the Corporation is in compliance with all such covenants.


                                       13
                                   (Continued)

NOTE I - JUNIOR SUBORDINATED DEBENTURES

On September 7, 2000, Rurban Statutory Trust 1 (RST), a wholly owned subsidiary of the Corporation, closed a pooled private offering of 10,000 Capital Securities with a liquidation amount of $1,000 per security. The proceeds of the offering were loaned to the Corporation in exchange for junior subordinated debentures with terms similar to the Capital Securities. The sole assets of RST are the junior subordinated debentures of the Corporation and payments thereunder. The junior subordinated debentures and the back-up obligations, in the aggregate, constitute a full and unconditional guarantee by the Corporation of the obligations of RST under the Capital Securities. Distributions on the Capital Securities are payable semi-annually at the annual rate of 10.6% and are included in interest expense in the consolidated financial statements. These securities are considered Tier I capital (with certain limitations applicable) under current regulatory guidelines. As of September 30, 2000, the outstanding principal balance of the Capital Securities was $10,000,000. The principal balance of the Capital Securities less unamortized issuance costs constitute the junior subordinated debentures in the financial statements.

The junior subordinated debentures are subject to mandatory redemption, in whole or in part, upon repayment of the Capital Securities at maturity or their earlier redemption at the liquidation amount. Subject to the Corporation having received prior approval of the Federal Reserve, if then required, the Capital Securities are redeemable prior to the maturity date of September 7, 2030, at the option of the Corporation; on or after September 7, 2020 at par; or on or after September 7, 2010 at a premium, or upon occurrence of specific events defined within the trust indenture. The Corporation has the option to defer distributions on the Capital Securities from time to time for a period not to exceed 10 consecutive semi-annual periods.

NOTE J - COMMITMENTS AND CONTINGENCIES

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

NOTE K - SEGMENT INFORMATION

The reportable segments are determined by the products and services offered, primarily distinguished between banking, mortgage banking and data processing operations. Other segments include the accounts of the holding company, Rurban Financial Corp., which provides management services to its subsidiaries; Reliance Financial Services, N.A., which provides trust and financial services to customers nationwide; Rurban Life, which provides insurance products to customers of the Corporation's subsidiary banks; and Rurban Statutory Trust 1 which issued Capital Securities (see Note I). Information reported internally for performance assessment follows.

                                       14
                                  (Continued)

As of and for nine months ended September 30, 2000

                                                 Mortgage        Data                    Total        Intersegment     Consolidated
                                    Banking       Banking      Processing      Other     Segments      Elimination        Totals
                                  --------------------------------------------------------------------------------------------------
Income statement information:
--------------------------------

  Net interest income (expense)    $19,365,035    $164,484     ($42,424)     $98,344   $19,585,439    $      --         $19,585,439

  Other revenue - external
    customers                        2,210,876     133,132    3,836,134    2,269,797     8,449,939           --           8,449,939

  Other revenue - other segments        --            --      1,043,218    1,486,131     2,529,349       (2,529,349)           --
                                   -----------    --------    ---------   ----------     ---------    -------------     -----------
  Net interest income
    and other revenue               21,575,911     297,616    4,836,928    3,854,272    30,564,727       (2,529,349)     28,035,378

  Noninterest expense               12,027,792     284,171    4,033,189    5,585,438    21,930,590       (2,529,349)     19,401,241

  Significant non-cash items:
    Depreciation and
      amortization                     699,139      52,649      690,789      129,118     1,571,695            --          1,571,695
    Provision for loan losses        1,350,000       --           --           --        1,350,000            --          1,350,000

  Income tax expense (benefit)       2,712,044       5,000      273,272     (589,199)    2,401,117            --          2,401,117

  Segment profit (loss)              5,486,075       8,445      530,467   (1,141,967)    4,883,020            --          4,883,020

  Balance sheet information:
--------------------------------
  Total assets                     686,984,748  13,171,839    4,283,802    8,230,603   712,670,992     (24,161,104)     688,509,888

  Goodwill and intangibles             345,000       --           --           --          345,000            --            345,000

  Premises and equipment
    expenditures, net                  254,081      18,078      210,625      108,691       591,475            --            591,475


                                       15
                                   (Continued)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Rurban Financial Corp. ("Rurban") was incorporated on February 23, 1983, under the laws of the State of Ohio. Rurban is a bank holding company registered with the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended. Rurban's subsidiaries, The State Bank and Trust Company ("State Bank"), The Peoples Banking Company ("Peoples Bank"), The First National Bank of Ottawa ("First National Bank"), and The Citizens Savings Bank Company ("Citizens Bank") are engaged only in the industry segment of commercial banking. Rurban's subsidiary, Rurbanc Data Services, Inc. ("RDSI"), provides computerized data processing services to community banks and businesses and the Corporation's subsidiary banks. Rurban's subsidiary, Rurban Life Insurance Company ("Rurban Life") has a certificate of authority from the State of Arizona to transact insurance as a domestic life and disability insurer. Rurban's subsidiary, Rurban Statutory Trust I ("RST") was established in September 2000 for the purpose of managing the Corporation's junior subordinated debentures.

Reliance Financial Services, N.A. ("Reliance"), a wholly owned subsidiary of State Bank, provides trust and financial services to customers nationwide.

                                    LIQUIDITY

Liquidity relates primarily to the Corporation's ability to fund loan demand, meet deposit customers' withdrawal requirements and provide for operating expenses. Assets used to satisfy these needs consist of cash, federal funds sold, securities available for sale and loans held for sale. These assets are commonly referred to as liquid assets. Liquid assets were $109 million at September, 30, 2000, compared to $109 million at December 31, 1999. Management recognizes securities may need to be sold in the future to help fund loan demand and, accordingly, as of September 30, 2000, the entire securities portfolio of $89 million was classified as available for sale.

The Gramm-Leach-Bliley Act, commonly referred to as The Financial Services Modernization Act (FSMA), provides the opportunity for a bank to enter into new lines of business. One significant benefit of the FSMA for community banks (under $500 million in assets) is the requirement that the Federal Home Loan Banks expand the type of collateral permissible to be pledged for FHLB advances. It is anticipated that during late 2000 or early 2001 the implementation of new collateral rules will significantly expand the FHLB borrowing capacity of the Corporation's four subsidiary banks.

                                CAPITAL RESOURCES

Total shareholders' equity net of unearned ESOP shares was $48,120,151 as of September 30, 2000, an increase of $4,219,680 over the $43,900,471 as of December 31, 1999 and an increase of $4,795,981 over the $43,324,170 as of September 30, 1999. The increase for the nine months ended September 30, 2000 was a result of net income of $4,883,020, a net $562,811 decrease in net unrealized depreciation on securities available for sale, net of tax, and a reduction in unearned ESOP shares of $147,254 offset by dividends declared of $1,366,437 and $6,968 of cash paid for fractional shares resulting from payment of a 5% stock dividend.

The Corporation and each of the Corporation's subsidiary banks exceed the applicable "well capitalized" regulatory capital requirements at September 30, 2000. Despite earnings growth of 30%


                                       16
                                  (Continued)
for the first nine months of 2000, the Corporation's regulatory capital ratios have declined due to annualized loan growth of 15% and a dividend payout ratio of 28%. In order to supplement regulatory capital without the shareholder dilution, in September 2000, the Corporation issued $10,000,000 of junior subordinated debt securities which qualify as tier 1 capital for regulatory purposes, subject to certain limitations (see Note I). This additional capital is intended to position the Corporation to sustain its growth while continuing to maintain regulatory "well-capitalized" status.

As of September 30, 2000, management is not aware of any current recommendations by banking regulatory authorities which, if they were to be implemented, would have, or are reasonably likely to have, a material adverse effect on the Corporation's liquidity, capital resources or operations.

SUPPLEMENTAL INFORMATION

MATERIAL CHANGES IN FINANCIAL CONDITION

Through the continued efforts of the Corporation's lending staff in maintaining existing and developing new lending relationships, net loans and loans held for sale increased $55 million from December 31, 1999 to $557 million at September 30, 2000. Real estate loans (residential and commercial mortgages) increased $13 million, consumer loans and leases increased $15 million while commercial loans increased $32 million and real estate loans held for sale decreased $5 million. Liquid assets, premises and equipment and other assets all had insignificant changes.

Deposits increased $32 million during the first nine months of 2000 as a result of competitive rate offerings on standard and special certificate of deposit
(CD) products, targeted direct calling programs and periodic entry into the national CD market. This deposit increase and increases in federal funds purchased of $15 million and advances from FHLB of $6 million were the primary sources of funding for the loan growth during the first nine months of 2000.

The net proceeds from the junior subordinated debentures of approximately $10 million, were used to pay off the balance of the Corporation's line of credit, included in other borrowed funds, and also helped fund the growth of the loan portfolio.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

The increases in quarterly and nine month net interest income and net income described below were largely driven by a $79 million (17%) increase in average loans and loans held for sale over the third quarter of 1999.

Net income for the third quarter was $1,713,857 or $0.40 basic earnings per share, compared to net income of $1,418,318 and basic earnings per share of $0.33 in the third quarter of 1999.

Net interest income increased $964,102 (17%) to $6,683,183 million for the three months ended September 30, 2000 compared to $5,719,081 for the third quarter of 1999. Noninterest income was $2,724,247 for the quarter ended September 30, 2000 compared to $2,793,672 for the same period in 1999. The decrease in noninterest income was the result of a decline in gains on loan sales as a result of significantly lower volumes of loan sales due to a decline in the volume of residential loan originations resulting from increases in interest rates.


                                       17
                                  (Continued)

Noninterest expense was $6,393,888 for the quarter ended September 30, 2000, $250,477 (4%) more than the same period in 1999.

Income tax expense increased $177,661 (26%) to $849,685 for the quarter ended September 30, 2000 compared to $672,024 for the same period of 1999. The increase was primarily due to the improved income before income tax expense for the three months ended September 30, 2000 compared to the same period for 1999.

Net income for the first nine months of 2000 increased $1,138,000 over the same period of 1999.

Net interest income for the nine months ended September 30, 2000 was $19.6 million, an increase of $2.7 million (16%) over the same period of 1999. Interest and fees on loans increased $7.9 million (27%) due to the increase in volume and rising interest rates. Interest expense on deposits and borrowed funds increased $5.5 million (35%) due to the increase in volume and rising interest rates. The rates for earning assets have increased 0.59%, while the rates on deposits and borrowed funds have increased 0.63%.

The provision for loan losses of $1,350,000 increased $519,000 (62%) compared to the first nine months of 1999 due to increases in loan balances and increases in the level of past due, nonperforming and impaired loans.

Income tax expense increased $753,000 (46%) to $2,401,000 for the nine months ended September 30, 2000 compared to $1,648,000 for the same period of 1999. The increase was primarily due to the improved income before income tax expense for the nine months ended September 30, 2000 compared to the same period of 1999.

RECENT ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137 and 138, requires derivative instruments be carried at fair value on the balance sheet. The statement continues to allow derivative instruments to be used to hedge various risks and sets fourth specific criteria to be used to determine when hedge accounting can be used. The statement also provides for offsetting changes in fair value or cash flows of both the derivative and the hedged asset or liability to be recognized in earnings in the same period; however, any changes in fair value or cash flow that represent the ineffective portion of a hedge are required to be recognized in earnings and cannot be deferred. For derivative instruments not accounted for as hedges, changes in fair value are required to be recognized in earnings. The adoption of this statement on January 1, 2001, is not expected to have a material effect on the consolidated financial statements.


                                       18
                                  (Continued)

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Corporation's quantitative and qualitative market risks since December 31, 1999. The following table compares rate sensitive assets and liabilities as of September 30, 2000 to December 31, 1999.

Principal/notational amount maturing in:
(Dollars in thousands)

                                                 First              Years
                                                  Year              2 to 5           Thereafter        Total
                                                  ----              ------           ----------        -----
Total rate sensitive assets:
   At September 30, 2000                          $278,405          $246,794           $120,488     $645,687
   At December 31, 1999                            293,282           266,263             25,373      584,918
                                                 ---------           -------             ------      -------
   Increase (decrease)                            $(14,877)         $(19,469)          $ 95,115     $ 60,769
                                                 =========         =========          =========     =========

Total rate sensitive liabilities:

   At September 30, 2000                          $370,052          $154,097           $108,397     $632,546
   At December 31, 1999                            352,800           128,483             95,948      577,231
                                                   -------           -------           --------     --------
   Increase                                      $  17,252         $  25,614          $  12,449     $ 55,315
                                                 =========         =========          =========     ========


Total rate sensitive assets increased approximately $61 million for the nine months ended September 30, 2000 due to a $55 million increase in net loans during the period. During the first quarter of 2000, the Corporation reviewed its methodology for calculating prepayments. Consequently, estimated loan prepayment speeds were decreased. This refinement in prepayment assumptions was the primary factor in the shift of approximately $86 million of assets from the "first year" and "years 2 to 5" categories to the "thereafter" category. The majority of the $55 million increase in net loans occurred in the "first year" category and partially offset the decline in that category caused by the reduction in loan prepayment assumptions.

Total rate sensitive liabilities increased approximately $55 million during the nine months ended September 30, 2000. During the period, the continued increase in rates caused many customers to shorten the maturity of their certificates of deposit. The primary factor in the approximately $17 million increase in rate sensitive liabilities with maturities within one year was a $10 million increase in certificates of deposit with maturities of one year or less.



                                       19
                                  (Continued)

                           PART II - OTHER INFORMATION

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

ITEM 5. OTHER INFORMATION

   Not applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A)       Exhibit

          See exhibit 27, Financial Data Schedule

(B)       Reports on Form 8-K

          A Form 8-K was filed on September 6, 2000 to report the August 16, 2000 declaration of a 5% share dividend payable on September 29, 2000 to shareholders of record as of September 15, 2000

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                             RURBAN FINANCIAL CORP.


Date   November 14,  2000                      By /s/ Thomas C. Williams
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


                                       20
                                  (Continued)