Form 10-K405
period 2000-12-31
RURBAN FINANCIAL CORP
filed 2001-04-02
CIK 767405

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                               OR

[  ]                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934
                    FOR THE TRANSITION PERIOD FROM ___________ TO ____________

Commission File Number 0-13507

                             RURBAN FINANCIAL CORP.
       ------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

              Ohio                                                                      34-1395608
-------------------------------------------                                      -------------------------
(State or other jurisdiction of                                                      I.R.S. Employer
 incorporation or organization)                                                    Identification No.)

401 Clinton Street, Defiance, Ohio                                                        43512
-------------------------------------------                                      -------------------------
(Address of principal executive offices)                                                (Zip Code)

Registrant's telephone number, including area code:                                   (419) 783-8950
                                                                                 -------------------------

Securities registered pursuant to Section 12(b) of the Act:                                None
                                                                                 -------------------------

Securities registered pursuant to Section 12(g) of the Act:

    Common Shares, Without Par Value (4,347,238 outstanding at March 9, 2001)
    -------------------------------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.      Yes   X       No ___
                                           -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Based upon the closing price of the Common Shares of the Registrant on March 9, 2001, the aggregate market value of the Common Shares of the Registrant held by non-affiliates on that date was $48,888,417.

Documents Incorporated by Reference:

Portions of the Registrant's definitive Proxy Statement for its Annual Meeting of Shareholders to be held on April 23, 2001 are incorporated by reference into
Part III of this Annual Report on Form 10-K.

               Exhibit Index on Page 86 (as numbered sequentially)

                                     PART I
                                     ------

Item 1. Business.
-----------------

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

           Through its subsidiaries, The State Bank and Trust Company, Defiance, Ohio ("State Bank"), The Peoples Banking Company, Findlay, Ohio ("Peoples Bank"), The First National Bank of Ottawa ("First National Bank") and The Citizens Savings Bank Company, Pemberville, Ohio ("Citizens Savings Bank"), the Corporation is engaged in the business of commercial banking. The Corporation's subsidiary, Rurbanc Data Services, Inc. ("RDSI"), is engaged in the related business of providing data processing services, principally to banks. The Corporation's subsidiary, Rurban Life Insurance Company ("Rurban Life"), is engaged in the related business of accepting life and disability reinsurance ceded in part by American General Assurance Company ("AGAC") from the credit life and disability insurance purchased by customers of the Corporation's banking subsidiaries from AGAC in connection with revolving credit loans secured by mortgages and with certain installment loans made to such customers. In August 2000, the Corporation's banks ceased issuing credit life and disability insurance contracts through AGAC. In September 2000, the Corporation's banks entered into agreements with Individual Assurance Corporation ("IAC") and began issuing credit life and disability insurance contract through IAC.

           State Bank has two wholly-owned subsidiaries: Reliance Financial Services, N.A. ("RFS") and Rurban Mortgage Company ("RMC"). RFS is nationally-chartered trust and financial services company. RMC is an Ohio corporation with its main office located in Defiance, Ohio. RMC ceased originating mortgage loans in the second quarter of 2000.

                  General Description of Holding Company Group
                  --------------------------------------------

State Bank
----------

           State Bank is an Ohio state-chartered bank. State Bank presently operates six branch offices in Defiance County, Ohio (five in the city of Defiance and one in Ney), one branch office in adjacent Paulding County, Ohio, three branch offices in Fulton County, Ohio (one in each of Delta, Lyons and Wauseon), one branch office in Summit County (Westlake) and one in Cuyahoga County (Akron).. At December 31, 2000, State Bank had 106 full-time equivalent employees.

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

           RFS' main office is located in State Bank's main offices in Defiance, Ohio. RFS opened offices in Westlake and Dayton, Ohio during 2000. At December 31, 2000, RFS had 31 full-time equivalent employees.

           RMC
           ---

           RMC is an Ohio corporation with its main office located in Defiance, Ohio. RMC is a wholly-owned subsidiary of State Bank. RMC ceased originating mortgage loans in the second quarter of 2000. RMC's remaining activities include the servicing of a portfolio of residential loans.

           At December 31, 2000, RMC had no employees.

Peoples Bank
------------

           Peoples Bank is an Ohio state-chartered bank. The main office of Peoples Bank is located in Findlay, Ohio. Peoples Bank provides checking and NOW accounts; passbook savings and money market accounts; time certificates of deposit; automatic teller machines; commercial and consumer loans and real estate mortgage loans; personal and corporate trust services; and safe deposit box rental facilities. Peoples Bank operates one full-service branch in Findlay and one in McComb, Ohio. At December 31, 2000, Peoples Bank had 23 full-time equivalent employees.

First National Bank
-------------------

           First National Bank is a national banking association. The executive offices of First National Bank are located at 405 East Main Street, Ottawa, Ohio. At its present location, First National Bank operates four drive-in teller lanes and an automatic teller machine with a traditional banking lobby on the first floor. First National Bank presently operates no branch offices. At December 31, 2000, First National Bank had 13 full-time equivalent employees.

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

Citizens Savings Bank
---------------------

         Citizens Savings Bank is an Ohio state-chartered bank. The main office of Citizens Savings Bank is located in Pemberville, Ohio. Citizens Savings Bank provides checking and NOW accounts; passbook savings and money market accounts; time certificates of deposit; an automatic teller machine; commercial, consumer, agricultural and residential loans; personal and corporate trust services; commercial leasing; bank credit card services; safe deposit box rentals; and other personalized banking services. Citizens Savings Bank also operates a full-service branch in Gibsonburg, Ohio. At December 31, 2000, Citizens Savings Bank had 23 full-time equivalent employees.

RDSI
----

           Substantially all of RDSI's business is comprised of providing data processing services to 51 financial institutions in Ohio, Michigan and Indiana (including State Bank, Peoples Bank, First National Bank and Citizens Savings
Bank), including information processing for financial institution customer services, loan and deposit account information and data analysis. At December 31, 2000, RDSI had 37 full-time equivalent employees.

Rurban Life
-----------

           Rurban Life commenced its business of transacting insurance as an Arizona life and disability reinsurer in January, 1988. Rurban Life may accept life and disability reinsurance ceded to Rurban Life by an insurance company authorized to write life and disability insurance, provided that the amount accepted does not exceed certain limitations imposed under Arizona law. Rurban Life is not currently authorized to write life and disability insurance on a direct basis. Rurban Life accepts reinsurance ceded in part by AGAC from the credit life and disability insurance purchased by customers of State Bank, Peoples Bank, First National Bank and Citizens Savings Bank from AGAC in connection with revolving credit loans secured by mortgages and with certain installment loans made to such customers by State Bank, Peoples Bank, First National Bank and Citizens Savings Bank. The operations of Rurban Life do not materially impact the consolidated results of operations of the Corporation. As of December 31, 2000, Rurban Life has not accepted any other reinsurance. In August 2000, the Corporation's banks ceased issuing credit life and disability insurance contracts through AGAC. In September 2000, the Corporation's banks entered into agreements with Individual Assurance Corporation ("IAC") and began issuing credit life and disability insurance contract through IAC. At December 31, 2000, Rurban Life had no employees.

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

           Statistical Financial Information Regarding the Corporation
           -----------------------------------------------------------

           The following schedules and tables analyze certain elements of the consolidated balance sheets and statements of income of the Corporation and its subsidiaries, as required under Exchange Act Industry Guide 3 promulgated by the Securities and Exchange Commission, and should be read in conjunction with the narrative analysis presented in ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION and the Consolidated Financial Statements of the Corporation and its subsidiaries included at pages F-1 through F-37 of this Annual Report on Form 10-K.

I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

A.      The following are the average balance sheets for the years ending
        December 31:

ASSETS                                                        2000                 1999                 1998
                                                              ----                 ----                 ----
Interest-earning assets
     Securities available for sale (1)
         Taxable                                        $      74,441,630    $      73,661,147    $      68,465,434
         Non-taxable                                           11,358,301            9,442,497            6,191,050
     Federal funds sold                                           842,205            1,477,880           17,112,858
     Loans, net of unearned income
       and deferred loan fees (2)                             542,411,783          461,342,591          376,126,488
                                                        -----------------    -----------------    -----------------
         Total interest-earning assets                        629,053,919          545,924,115          467,895,830
     Allowance for loan losses                                 (6,652,365)          (5,698,734)          (5,382,901)
                                                        -----------------    -----------------    -----------------
                                                              622,401,554          540,225,381          462,512,929
Noninterest-earning assets
     Cash and due from banks                                   18,474,413           16,953,255           15,152,187
     Premises and equipment, net                               10,960,222           11,188,449           10,067,321
     Accrued interest receivable and
       other assets                                            13,686,564           11,833,035            6,224,187
                                                        -----------------    -----------------    -----------------

                                                        $     665,522,753    $     580,200,120    $     493,956,624
                                                        =================    =================    =================

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities
     Deposits
         Savings and interest-bearing
           demand deposits                              $      78,724,650    $      82,291,784    $      96,422,897
         Time deposits                                        415,929,264          354,626,156          281,227,689
     Short-term borrowings                                     19,961,260           11,313,555            1,093,099
     Advances from Federal Home
       Loan Bank (FHLB)                                        43,769,424           32,332,414           24,222,456
     Junior subordinated debentures                             3,229,999                    -                    -
     Other borrowed funds                                       4,314,728            4,100,000                    -
                                                        -----------------    -----------------    -----------------
         Total interest-bearing liabilities                   565,929,325          484,663,909          402,966,141

Noninterest-bearing liabilities
     Demand deposits                                           43,773,329           45,760,449           45,418,691
     Accrued interest payable and
       other liabilities                                        9,192,932            6,809,194            5,140,844
                                                        -----------------    -----------------    -----------------
                                                              618,895,586          537,233,552          453,525,676

Shareholders' equity (3)                                       46,627,167           42,966,568           40,430,948
                                                        -----------------    -----------------    -----------------

                                                        $     665,522,753    $     580,200,120    $     493,956,624
                                                        =================    =================    =================


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

                                                     ------------------------------2000--------------------------
                                                                                   ----
                                                          Average                                       Average
                                                          Balance                Interest                Rate
                                                     ----------------        ----------------        ------------

INTEREST-EARNING ASSETS
     Securities (1)
         Taxable                                     $     76,005,166        $      4,978,266             6.55%
         Non-taxable                                       11,906,739                 897,333 (2)         7.54   (2)
     Federal funds sold                                       842,205                  48,035             5.70
     Loans, net of unearned income and
       deferred loan fees                                 542,411,783 (3)          50,404,396 (4)         9.29
                                                     ----------------        ----------------

         Total interest-earning assets               $    631,165,893              56,328,030 (2)         8.92%  (2)
                                                     ================


INTEREST-BEARING LIABILITIES
     Deposits
         Savings and interest-bearing
           demand deposits                           $     78,724,650               1,723,255             2.19%
         Time deposits                                    415,929,264              23,169,115             5.57
     Short-term borrowings                                 19,961,260               1,358,778             6.81
     Advances from FHLB                                    43,769,424               2,707,345             6.19
     Junior subordinated debentures                         3,229,999                 335,667            10.39
     Other borrowed funds                                   4,314,728                 340,909             7.90
                                                     ----------------        ----------------

         Total interest-bearing liabilities          $    565,929,325              29,635,069             5.24%
                                                     ================        ----------------


Net interest income                                                          $     26,692,961 (2)
                                                                             ================
Net interest income as a percent
  of average interest-earning assets                                                                      4.23%  (2)


--------------------------------------------------------------------------------
(1) Securities balances represent daily average balances for the amortized cost of securities. The average rate is calculated based on the amortized cost of securities.
(2) Computed on tax equivalent basis for non-taxable securities (34% statutory tax rate in 2000).
(3) Loan balances include principal balances of nonaccrual loans and loans held for sale.
(4)      Includes net fees on loans of $1,836,580 in 2000.

I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL (CONTINUED)

                                                     ------------------------------1999--------------------------
                                                                                   ----
                                                          Average                                       Average
                                                          Balance                Interest                Rate
                                                     ----------------        ----------------         -----------
INTEREST-EARNING ASSETS
     Securities (1)
         Taxable                                     $     73,801,410        $      4,553,538             6.17%
         Non-taxable                                       10,019,393                 754,935 (2)         7.53   (2)
     Federal funds sold                                     1,477,880                  76,408             5.17
     Loans, net of unearned income and
       deferred loan fees                                 461,342,591 (3)          39,824,608 (4)         8.63
                                                     ----------------        ----------------

         Total interest-earning assets               $    546,641,274              45,209,489 (2)         8.27%  (2)
                                                     ================


INTEREST-BEARING LIABILITIES
     Deposits
         Savings and interest-bearing
           demand deposits                           $     82,291,784               1,674,222             2.03%
         Time deposits                                    354,626,156              17,352,230             4.89
     Short-term borrowings                                 11,313,555                 617,027             5.45
     Advances from FHLB                                    32,332,414               1,765,513             5.46
     Other borrowed funds                                   4,100,000                 334,921             8.17
                                                     ----------------        ----------------

         Total interest-bearing liabilities          $    484,663,909              21,743,913             4.49%
                                                     ================        ----------------


Net interest income                                                          $     23,465,576 (2)
                                                                             ================
Net interest income as a percent
  of average interest-earning assets                                                                      4.29%  (2)


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

I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL (CONTINUED)

                                                     ------------------------------1998--------------------------
                                                                                   ----
                                                          Average                                       Average
                                                          Balance                Interest                Rate
                                                     ----------------        ----------------       -------------
INTEREST-EARNING ASSETS
     Securities (1)
         Taxable                                     $     68,282,845        $      3,939,667             5.77%
         Non-taxable                                        6,090,977                 492,812 (2)         8.09   (2)
     Federal funds sold                                    17,112,858                 896,714             5.24
     Loans, net of unearned income and
       deferred loan fees                                 376,126,488 (3)          34,131,651 (4)         9.07
                                                     ----------------        ----------------

         Total interest-earning assets               $    467,613,168              39,460,844 (2)         8.44%  (2)
                                                     ================


INTEREST-BEARING LIABILITIES
     Deposits
         Savings and interest-bearing
           demand deposits                           $     96,422,897               2,121,304             2.20%
         Time deposits                                    281,227,689              15,221,462             5.41
     Short-term borrowings                                  1,093,099                  62,853             5.75
     Advances from FHLB                                    24,222,456               1,337,080             5.52
                                                     ----------------        ----------------

         Total interest-bearing liabilities          $    402,966,141              18,742,699             4.65%
                                                     ================        ----------------


Net interest income                                                          $     20,718,145 (2)
                                                                             ================

Net interest income as a percent
  of average interest-earning assets                                                                      4.43%  (2)
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

         Interest on non-taxable securities has been adjusted to a fully tax equivalent basis using a statutory tax rate of 34% in 2000, 1999 and 1998.

                                                                    Total            Variance Attributable To
                                                                  Variance           ------------------------
                                                                  2000/1999          Volume               Rate
                                                                  ---------          ------               ----

INTEREST INCOME
     Securities
         Taxable                                              $      424,728     $      138,706    $        286,022
         Non-taxable                                                 142,398            142,237                 161
     Federal funds sold                                              (28,373)           (35,600)              7,227
     Loans, net of unearned income
       and deferred loan fees                                     10,579,788          7,371,120           3,208,668
                                                              --------------     --------------    ----------------
                                                                  11,118,541          7,616,463           3,502,078

INTEREST EXPENSE
     Deposits
         Savings and interest-bearing
           demand deposits                                            49,033            (74,576)            123,609
         Time deposits                                             5,816,885          3,230,210           2,586,675
     Short-term borrowings                                           741,751            559,979             181,772
     Advances from FHLB                                              941,832            684,806             257,026
     Junior subordinated debentures                                  335,667            335,667                   -
     Other borrowed funds                                              5,988             17,187             (11,199)
                                                              --------------     --------------    ----------------
                                                                   7,891,156          4,753,273           3,137,883
                                                              --------------     --------------    ----------------

NET INTEREST INCOME                                           $    3,227,385     $    2,863,190    $        364,195
                                                              ==============     ==============    ================

I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL (CONTINUED)

                                                                    Total            Variance Attributable To
                                                                  Variance           ------------------------
                                                                  1999/1998          Volume               Rate
                                                                  ---------          ------               ----


INTEREST INCOME
     Securities
         Taxable                                              $      613,871     $      330,288    $        283,583
         Non-taxable                                                 262,123            298,100             (35,977)
     Federal funds sold                                             (820,306)          (808,503)            (11,803)
     Loans, net of unearned income
       and deferred loan fees                                      5,692,957          7,422,832          (1,729,875)
                                                              --------------     --------------    ----------------
                                                                   5,748,645          7,242,717          (1,494,072)

INTEREST EXPENSE
     Deposits
         Savings and interest-bearing
           demand deposits                                          (447,082)          (295,430)           (151,652)
         Time deposits                                             2,130,768          3,693,953          (1,563,185)
     Short-term borrowings                                           554,174            557,577              (3,403)
     Advances from FHLB                                              428,433            442,995             (14,562)
     Other borrowed funds                                            334,921            334,921                   -
                                                              --------------     --------------    ----------------
                                                                   3,001,214          4,734,016          (1,732,802)
                                                              --------------     --------------    ----------------

NET INTEREST INCOME                                           $    2,747,431     $    2,508,701    $        238,730
                                                              ==============     ==============    ================

II.    INVESTMENT PORTFOLIO

       A. The book value of securities available for sale as of December 31 are summarized as follows:

                                                                 2000                1999                1998
                                                                 ----                ----                ----
       U.S. Treasury and U.S. Government
         agency securities                                  $    22,896,320     $    19,376,264    $     20,110,990
       Obligations of states and
         political subdivisions                                  12,575,609          10,581,971           9,201,982
       Mortgage-backed securities                                49,930,790          50,565,523          50,608,107
       Marketable equity securities                               3,502,239           2,595,150           2,221,850
                                                            ---------------     ---------------    ----------------

                                                            $    88,904,958     $    83,118,908    $     82,142,929
                                                            ===============     ===============    ================


       B. The maturity distribution and weighted average yield of securities available for sale at December 31, 2000 are as follows:

                                                   -----------------------------Maturing--------------------------
                                                                   After One Year   After Five Years
                                                       Within        But Within        But Within         After
                                                      One Year       Five Years         Ten Years       Ten Years
                                                      --------       ----------         ---------       ---------

U.S. Treasury and U.S. Government
  agency securities                                $   2,093,707   $    16,626,497   $   4,176,116   $            -
Obligations of states and political
  subdivisions                                           375,967         2,009,208       3,296,757        6,893,677
Mortgage-backed securities (2)                         6,228,326        13,954,295      15,141,075       14,607,094
Marketable equity securities                                   -                 -               -        3,502,239
                                                   -------------   ---------------   -------------   --------------

                                                   $   8,698,000   $    32,590,000   $  22,613,948   $   25,003,010
                                                   =============   ===============   =============   ==============

Weighted average yield (1)                                 6.34%             6.43%           6.49%            6.28%

       (1)     Yields are not presented on a tax-equivalent basis.
       (2)     Maturity based upon estimated weighted-average life.

       The weighted average interest rates are based on coupon rates for securities purchased at par value and on effective interest rates considering amortization or accretion if the securities were purchased at a premium or discount.

       C. Excluding those holdings of the investment portfolio in U.S. Treasury securities and other agencies of the U.S. Government, there were no securities of any one issuer which exceeded 10% of the shareholders' equity of the Corporation at December 31, 2000.

III.     LOAN PORTFOLIO

         A. Types of Loans - Total loans on the balance sheet are comprised of the following classifications at December 31 for the years indicated:

                           2000               1999               1998                1997               1996
                           ----               ----               ----                ----               ----
Commercial,
  financial and
  agricultural      $    362,927,760   $    326,564,165   $     248,840,548   $     217,324,268   $     185,838,900
Real estate
  mortgage               107,717,699         80,703,338          72,225,323          75,212,817          72,356,881
Consumer
  loans to
  individuals            106,342,607         94,410,123          73,244,850          67,198,876          60,512,850
                    ----------------   ----------------   -----------------   -----------------   -----------------

                    $    576,988,066   $    501,677,626   $     394,310,721   $     359,735,961   $     318,708,631
                    ================   ================   =================   =================   =================

Real estate
  mortgage
  loans held
  for resale        $      1,166,716   $      7,149,585   $      18,509,275   $       4,404,327   $       1,875,636
                    ================   ================   =================   =================   =================

CONCENTRATIONS OF CREDIT RISK: The Corporation grants commercial, real estate and installment loans to customers mainly in northern Ohio. Commercial loans include loans collateralized by commercial real estate, business assets and agricultural loans collateralized by crops and farm equipment. As of December 31, 2000, commercial, financial and agricultural loans make up approximately 63% of the loan portfolio and the loans are expected to be repaid from cash flow from operations of businesses. As of December 31, 2000, residential first mortgage loans make up approximately 19% of the loan portfolio and are collateralized by first mortgages on residential real estate. As of December 31, 2000, consumer loans to individuals make up approximately 18% of the loan portfolio and are primarily collateralized by consumer assets.

           B. Maturities and Sensitivities of Loans to Changes in Interest Rates - The following table shows the amounts of commercial, financial and agricultural loans outstanding as of December 31, 2000 which, based on remaining scheduled repayments of principal, are due in the periods indicated. Also, the amounts have been classified according to sensitivity to changes in interest rates for commercial, financial and agricultural loans due after one year. (Variable-rate loans are those loans with floating or adjustable interest rates.)

                                                                                               Commercial,
                                                                                              Financial and
                                            Maturing                                          Agricultural
                                            --------                                          ------------

                         Within one year                                                     $   154,184,000
                         After one year but within five years                                    114,228,000
                         After five years                                                         94,516,000
                                                                                             ---------------

                                                                                             $   362,928,000
                                                                                             ===============

                         Commercial, Financial and Agricultural
                         --------------------------------------

                                                              Interest Sensitivity
                                                            -------------------------
                                                            Fixed            Variable
                                                            Rate               Rate               Total
                                                            -----            --------             -----

                         Due after one year but
                           within five years         $     62,552,000     $    51,676,000    $   114,228,000
                         Due after five years               7,174,000          87,342,000         94,516,000
                                                     ----------------     ---------------    ---------------

                                                     $     69,726,000     $   139,018,000    $   208,744,000
                                                     ================     ===============    ===============

         C.     Risk Elements
                -------------

                1. Nonaccrual, Past Due, Restructured and Impaired Loans - The following schedule summarizes nonaccrual, past due, restructured and impaired loans at December 31.

                                              2000          1999            1998            1997          1996
                                              ----          ----            ----            ----          ----
                                                                       (In thousands)
(a)     LOANS ACCOUNTED FOR ON A
          NONACCRUAL BASIS              $    2,950 (1)   $    1,403  (1) $   1,880 (1)   $   2,303 (1) $     1,055 (1)

(B)     ACCRUING LOANS WHICH
          are contractually
          past due 90 days or
          more as to interest
          or principal payments              1,927              809 (1)      1,742             462             293

(c)     Loans not included in (a)
          which are "Troubled
          Debt Restructurings" as
          defined by Statement of
          Financial Accounting

          STANDARDS NO. 15                   3,911 (1)            -              -               -               -

(d)     Other loans defined as
         impaired                            1,624            1,103              -               -           2,490
                                        ----------       ----------      ---------       ---------     -----------

                                        $   10,412       $    3,315      $   3,622       $   2,765     $     3,838
                                        ==========       ==========      =========       =========     ===========

                            (1) Includes loans defined as "impaired" under SFAS No. 114.

Management believes the allowance for loan losses at December 31, 2000 is adequate to absorb any losses on nonperforming loans, as the allowance balance is maintained by management at a level considered adequate to cover losses that are probable based on past loss experience, general economic conditions, information about specific borrower situations including their financial position and collateral values, and other factors and estimates which are subject to change over time.

                                                                                                 2000
                                                                                                 ----
                                                                                            (In thousands)

         Gross interest income that would have been recorded in 2000 on nonaccrual loans outstanding at December 31, 2000 if the loans had been current, in accordance with their original terms and had been outstanding throughout the period or since origination if held for part
         of the period                                                                         $     286

         Interest income actually recorded on nonaccrual loans and
         included in net income for the period                                                      (172)
                                                                                               ---------

         Interest income not recognized during the period                                      $     114
                                                                                               =========

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

                2.    Potential Problem Loans

                      As of December 31, 2000, in addition to the $10,412,000 of loans reported under Item III. C. 1., there are approximately $23,137,000 in other outstanding loans where known information about possible credit problems of the borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans pursuant to Item III. C. 1. at some future date. Consideration was given to loans classified for regulatory purposes as loss, doubtful, substandard, or special mention that have not been disclosed in Section 1 above. To the extent that such loans are not included in the $23,137,000 potential problem loans described above, management believes that such loans will not materially impact future operating results, liquidity, or capital resources.

                3.    Foreign Outstandings

                      None

                4.    Loan Concentrations

                      At December 31, 2000, loans outstanding related to agricultural operations or collateralized by agricultural real estate aggregated approximately $62,259,000. At December 31, 2000, there were no agriculture loans which were accounted for on a nonaccrual basis; and there are approximately $34,000 of accruing agriculture loans which are contractually past due ninety days or more as to interest or principal payments.

         D.     Other Interest-Bearing Assets
                -----------------------------

                Other than $137,000 in foreclosed real estate, there are no other interest-bearing assets as of December 31, 2000 which would be required to be disclosed under Item III. C. 1 or Item
                III. C. 2. if such assets were loans.

IV.   SUMMARY OF LOAN LOSS EXPERIENCE

        A. The following schedule presents an analysis of the allowance for loan losses, average loan data and related ratios for the years ended December 31:

                                                           2000              1999           1998            1997          1996
                                                           ----              ----           ----            ----          ----
LOANS
    Loans outstanding at end of period (1)             $ 577,802,941    $ 508,480,963   $412,478,828    $363,851,637   $320,321,476
                                                       =============    =============   ============    ============   ============
    Average loans outstanding during period (1)        $ 542,411,783    $ 461,342,591   $376,126,488    $342,480,740   $305,611,881
                                                       =============    =============   ============    ============   ============

ALLOWANCE FOR LOAN LOSSES
    Balance at beginning of period                     $   6,193,712    $   5,408,854   $  5,239,601    $  5,066,600   $  4,270,000

    Loans charged-off
         Commercial, financial and agricultural loans       (641,088)        (578,228)      (885,132)       (438,317)      (308,143)
         Real estate mortgage                                (22,195)         (25,181)       (59,940)        (30,863)       (14,470)
         Consumer loans to individuals                      (906,211)        (489,032)      (390,420)       (856,426)      (555,164)
                                                       -------------    -------------   ------------    ------------   ------------
                                                          (1,569,494)      (1,092,441)    (1,335,492)     (1,325,606)      (877,777)

    Recoveries of loans previously charged-off
         Commercial, financial and agricultural loans        106,048          327,122        248,054         308,283        380,951
         Real estate mortgage                                 22,780           72,045          3,610           6,877          8,288
         Consumer loans to individuals                       361,924          263,132        173,081         235,482        324,129
                                                       -------------    -------------   ------------    ------------   ------------
                                                             490,752          662,299        424,745         550,642        713,368
                                                       -------------    -------------   ------------    ------------   ------------

Net loans charged-off                                     (1,078,742)        (430,142)      (910,747)       (774,964)      (164,409)

Provision for loan losses                                  2,100,000        1,215,000      1,080,000         947,965        961,009
                                                       -------------    -------------   ------------    ------------   ------------

Balance at end of period                               $   7,214,970    $   6,193,712   $  5,408,854    $  5,239,601   $  5,066,600
                                                       =============    =============   ============    ============   ============

Ratio of net charge-offs during the period to
  average loans outstanding during the period                    .20%             .09%           .24%            .23%           .05%
                                                                                  ===            ===             ===            ===

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

                                                  -----------Allocation of the Allowance for Loan Losses-----------
                                                             -------------------------------------------
                                                                     Percentage                        Percentage
                                                                      of Loans                          of Loans
                                                                       In Each                           In Each
                                                                     Category to                       Category To
                                                      Allowance         Total           Allowance         Total
                                                       Amount           Loans            Amount           Loans
                                                       ------           -----            ------           -----

                                                       December 31, 2000                  December 31, 1999
                                                       -----------------                  -----------------
             Commercial, financial
               and agricultural                   $    5,365,000        62.9%        $    4,371,000       65.1%
             residential first mortgage                  202,000        18.7                 93,000       16.1
             Consumer loans
               to individuals                            814,000        18.4                553,000       18.8
             Unallocated                                 833,970        N/A               1,176,712       N/A
                                                  --------------        ---          --------------    -------

                                                  $    7,214,970       100.0%        $    6,193,712      100.0%
                                                  ==============      ======         ==============    =======

                                                       December 31, 1998                  December 31, 1997
                                                       -----------------                  -----------------
             Commercial, financial
               and agricultural                   $    2,704,000        63.1%        $    3,678,000       60.4%
             Residential first mortgage                  144,000        18.3                203,000       20.9
             Consumer loans
               to individuals                          1,026,000        18.6                742,000       18.7
             Unallocated                               1,534,854        N/A                 616,601       N/A
                                                  --------------        ---          --------------    -------
                                                  $    5,408,854       100.0%         $   5,239,601      100.0%
                                                  ==============      =====          ==============    =======

                                                       December 31, 1996
                                                       -----------------

             Commercial, financial
               and agricultural                   $    3,445,000        58.3%
             Real estate mortgage                        203,000        22.7
             Consumer loans
               to individuals                            811,000        19.0
             Unallocated                                 607,600        N/A
                                                  --------------        ---
                                                  $    5,066,600       100.0%
                                                  ==============       =====


             Beginning in 1998, management established a new methodology for allocating the allowance for loan losses which includes identifying specific allocations for impaired and problem loans and quantifying general allocations for other loans based on a detailed evaluation of historical loss ratios and individual portfolio risk factors. Additionally, the unallocated allowance is maintained at approximately 12% of the total allowance at December 31, 2000 due to inherent uncertainty in the allocation process. Prior to 1998, allowance allocations were made on a more subjective basis. Management believes the new methodology more appropriately allocates the allowance for known and inherent risks within the individual loan portfolios.

             While management's periodic analysis of the adequacy of the allowance for loan losses may allocate portions of the allowance for specific problem loan situations, the entire allowance is available for any loan charge-offs that occur.

V.      DEPOSITS

        The average amount of deposits and average rates paid are summarized as follows for the years ended December 31:

                                               2 0 0 0                        1 9 9 9                       1 9 9 8
                                               -------                        ------                        -------
                                       Average         Average       Average        Average           Average         Average
                                       Amount           Rate         Amount          Rate              Amount         Rate
                                       ------           ----         ------          ----              ------         ----

Savings and interest-bearing
      demand deposits            $   78,724,650        2.19%    $   82,291,784        2.03%      $   96,422,897        2.20%
Time deposits                       415,929,264        5.57        354,626,156        4.89          281,227,689        5.41
Demand deposits

      (noninterest-bearing)          43,773,329           -         45,760,449           -           45,418,691           -
                                 --------------                 --------------                   --------------

                                 $  538,427,243                 $  482,678,389                   $  423,069,277
                                 ==============                 ==============                   ==============


      Maturities of time certificates of deposit and other time deposits of $100,000 or more outstanding at December 31, 2000 are summarized as follows:

                                                                                           Amount
                                                                                           ------

               Three months or less                                                    $  28,426,000
               Over three months and through six months                                   46,363,000
               Over six months and through twelve months                                  30,608,000
               Over twelve months                                                         41,128,000
                                                                                      --------------

                                                                                       $ 146,525,000
                                                                                      ==============

VI.      RETURN ON EQUITY AND ASSETS

         The ratio of net income to average shareholders' equity and average total assets and certain other ratios are as follows:

                                                        2000                    1999                  1998
                                                        ----                    ----                  ----

        Average total assets                      $     665,522,753     $      580,200,120     $      493,956,624
                                                  =================     ==================     ==================

        Average shareholders' equity (1)          $      46,627,167     $       42,966,568     $       40,430,948
                                                  =================     ==================     ==================

        Net income                                $       6,086,178     $        5,230,902     $        4,277,877
                                                  =================     ==================     ==================

        Cash dividends declared                   $       1,888,104     $        1,692,641     $        1,660,963
                                                  =================     ==================     ==================

        Return on average total assets                    .91%                   .90%                   .87%
                                                          ===                    ===                    ===

        Return on average share-
          holders' equity                               13.05%                 12.17%                 10.58%
                                                        =====                  =====                  =====

        Dividend payout percentage  (2)                 31.02%                 32.36%                 38.83%
                                                        =====                  =====                  =====

        Average shareholders' equity
          to average total assets                        7.01%                  7.41%                  8.19%
                                                         ====                   ====                   ====

        (1) Net of average unrealized appreciation or depreciation on securities available for sale.
        (2)   Dividends declared divided by net income.


VII.     SHORT-TERM BORROWINGS

         The Corporation did not have any category of short-term borrowings for which the average balance outstanding during 1998 was 30 percent or more of shareholders' equity at the end of the reported period.

         The following information is reported for federal funds purchased for 2000 and 1999:

                                                                                 2000                    1999

         Amount outstanding at end of year                               $      13,200,000     $        10,900,000
                                                                         =================     ===================

         Weighted average interest rate at end of year                           6.44%                  5.73%
                                                                             ========               ========

         Maximum amount outstanding at any month end                     $      31,005,000     $        18,200,000
                                                                         =================     ===================

         Average amount outstanding during the year                      $      19,961,260     $        11,313,555
                                                                         =================     ===================

         Weighted average interest rate during the year                          6.81%                  5.45%
                                                                             ========               ========

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

Item 2.    Properties.
---------------------

           The following is a listing and brief description of the properties owned or leased by State Bank and used in its business:

           1. Its main office is a two-story brick building located at 401 Clinton Street, Defiance, Ohio, which was built in 1971. Including a basement addition built in 1991, it contains 33,400 square feet of floor space. Approximately 4,083 square feet on the second floor and on the lower level presently are leased to RDSI, 7,294 square feet on the second floor are leased to RFS and 2,868 square feet on the lower level are leased to the Corporation.

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

           4. A full service branch office located at 1796 North Clinton Street, Defiance, Ohio containing 2,120 square feet of floor space was opened in 1968. It is a free standing structure located in front of a shopping center. The branch was remodeled in 2000.

           5. A full service branch office located at 1856 East Second Street, Defiance, Ohio containing 2,160 square feet of floor space was opened in 1972 and remodeled in 1998. It is a free standing structure located in front of a shopping center.

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

           11. A full service branch office located at 1991 Crocker Road, Suite 204, Westlake, Ohio containing 1,364 square feet was opened in 1998. State Bank leases the space in which this branch is located.

           12. A full service branch office located at 137 S. Main St., Suite 302, Akron, Ohio was opened in 2000. State Bank leases the space in which this branch is located.

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

           RMC is the master lessee of Oak Creek Offices. This office space is located at Estancia Boulevard, Suite 201, Clearwater, Florida. This space is leased to various tenants.

           RDSI leases a 5,616 square foot office space located at 2010 South Jefferson, Defiance, Ohio. This office was first leased on December 21, 1999. RDSI also leases 7,294 square feet on the second floor of the State Bank building located at 401 Clinton Street, Defiance, Ohio.

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

                                                       Position(s) Held with the Corporation and
                Name                        Age        its Subsidiaries and Principal Occupation(s)
                ----                        ---        --------------------------------------------

Steven D. VanDemark                         48         Chairman  of  the  Board  of  Directors  of  the  Corporation;
                                                       Chairman of the Board of Directors of State Bank;
                                                       Director of RDSI; General Manager of Defiance
                                                       Publishing Company, Defiance, Ohio, a newspaper publisher.

Thomas C. Williams                          52         President  and  Chief  Executive  Officer  of the  Corporation
                                                       since June 1995; Director of the Corporation, State Bank,
                                                       Peoples Bank, Rurban Life, RFS, and RDSI. President and
                                                       Chief Executive Officer of State Bank, June 1995 to August
                                                       1996; President of FirstMerit Bank, FSB, Clearwater, Florida,
                                                       from 1994 to June 1995; Senior Vice President and Managing
                                                       Officer of the Northern Region of The First National Bank of
                                                       Ohio, Cleveland, Ohio, from 1990 to 1994.

Robert W. Constien                          48         Senior Executive Vice President & Chief Operating Officer
                                                       since November 22, 2000; Executive Vice President of the
                                                       Corporation from March, 1997 to November 2000; Vice President of the Corporation from 1994 to March, 1997; Chief Executive
                                                       Officer and a Director of RFS since March 1997; Director of
                                                       State Bank; Executive Vice President of State Bank from 1994 to 1997, Senior Vice President of State Bank from 1991 to
                                                       1993 and Vice President of State Bank from 1987 to 1991.

Richard C. Warrener                         56         Executive Vice President of the Corporation since December
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

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Shareholder Matters.
------------------------------------------------------------------------------

         The common stock of the Corporation is traded on the OTC Bulletin Board, symbol "RBNF." The table below sets forth the high and low closing prices, and the cash dividends declared with respect to, the common stock of the Corporation, for the indicated periods. The Corporation is aware of three securities dealers who make a market in its common stock. The high and low closing prices reflect actual prices for purchases and sales of the Corporation's common stock as reported by NASDAQ and not inter-dealer prices. The per share amounts have been restated for the 5% stock dividend declared in 2000.

                                                                            Per Share               Per Share
                                                                         Closing Prices             Dividends
         1999                                                         High             Low          Declared
         ----                                                         ----             ---          --------

First Quarter                                                      $  16.90        $  14.29        $  .095
Second Quarter                                                        15.24           12.62           .095
Third Quarter                                                         15.48           12.62           .095
Fourth Quarter                                                        13.57           11.90           .105

         2000
         ----

First Quarter                                                      $  13.57        $  12.38        $  .105
Second Quarter                                                        13.33           12.14           .105
Third Quarter                                                         13.50           12.26           .105
Fourth Quarter                                                        13.00           11.63           .120

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

           The approximate number of holders of outstanding common shares of the Corporation, based upon the number of record holders as of December 31, 2000, was 1,418.

Item 6.    Selected Financial Data

SUMMARY OF SELECTED FINANCIAL DATA

                                                      (Dollars in thousands except per share data)

Year Ended December 31,                     2000            1999          1998            1997            1996
                                            ----            ----          ----            ----            ----

EARNINGS
      Total interest income          $       56,023    $     44,953    $   39,293    $     36,582    $     32,924
      Total interest expense                 29,635          21,744        18,743          16,689          14,657
      Net interest income                    26,388          23,209        20,550          19,893          18,267
      Provision for loan losses               2,100           1,215         1,080             948             961
      Total noninterest income               11,273          11,064        10,511           8,294           6,781
      Total noninterest expense              26,754          25,466        23,630          19,253          16,876
      Income tax expense                      2,721           2,361         2,073           2,470           2,362
      Net income                              6,086           5,231         4,278           5,516           4,849
----------------------------------------------------------------------------------------------------------------------

PER SHARE DATA (1)
      Basic earnings (2)             $         1.42    $       1.22    $    1.00     $       1.18    $       1.02
      Diluted earnings (2)                     1.42            1.22          .99             1.18            1.02
      Cash dividends declared                   .44             .39          .38              .35             .27
----------------------------------------------------------------------------------------------------------------------

AVERAGE BALANCES
      Average shareholders'
        equity                       $       46,627    $     42,967    $   40,431    $     42,151    $     40,749
      Average total assets                  665,523         580,200       493,957         452,011         416,743
----------------------------------------------------------------------------------------------------------------------

RATIOS
      Return on average
        Shareholders' equity                  13.05%          12.17%        10.58%          13.09%          11.90%
      Return on average total
        assets                                  .91             .90           .87            1.22            1.16
      Cash dividend payout
        ratio (cash dividends
        divided by net income)                31.02           32.36         38.83           29.89           26.99
      Average shareholders'
        equity to average total
        assets                                 7.01            7.41          8.19            9.33            9.78
----------------------------------------------------------------------------------------------------------------------

PERIOD END TOTALS
      Total assets                   $       700,818   $    627,784    $  537,155    $    471,371    $    433,273
      Total loans and leases                 576,988        501,678       394,311         359,736         318,709
      Total deposits                         566,321        519,296       450,813         415,181         387,766
      Advances from FHLB                      52,164         40,035        28,890           7,530               -
      Junior subordinated
        debentures                             9,697              -             -               -               -
      Shareholders' equity                    50,140         43,900        41,903          39,094          41,489
      Shareholders' equity
        per share (1)                          11.53          10.10          9.64            8.99            8.64
----------------------------------------------------------------------------------------------------------------------

(1) Per share data restated for 5% stock dividend declared in 1996, two-for-one stock split declared in 1998 and, 5% stock dividend declared in 2000.

(2)  Restated to reflect adoption of SFAS No. 128 on December 31, 1997.

Item 7. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operation.
-------------

EARNINGS SUMMARY

CONSOLIDATED NET INCOME for Rurban Financial Corp. (the "Corporation") for 2000 was $6.1 million, up from $5.2 million in 1999 and $4.3 million in 1998. Basic earnings per share were $1.42 in 2000, an increase of 16.4% from $1.22 in 1999 and a 42.0% increase over the $1.00 in 1998. Cash dividends declared per share increased to $.44 for 2000 compared to $.39 in 1999 and $.38 in 1998, increases of 12.8% and 2.6%, respectively. Per share data has been adjusted to reflect the 5% stock dividend paid in September 2000 and the two-for-one stock split declared in May 1998.

RESULTS OF OPERATIONS

2000 COMPARED WITH 1999
-----------------------

NET INTEREST INCOME for 2000 was $26.4 million an increase of $3.2 million (13.7%) over 1999. The increase was primarily due to a 17.6% increase in the average balance of loans and loans held for sale. The average yield on loans increased 66 basis points to 9.29% for 2000 compared to 8.63% for 1999. The increase in loan yield, partially offset by a 75 basis points increase in the average rate on interest bearing liabilities to 5.24% in 2000 from 4.49% in 1999, along with volume increases in interest earning assets and liabilities, combined to result in a decline of 6 basis points in the tax equivalent net interest margin to 4.23% in 2000 from 4.29% in 1999.

AT DECEMBER 31, 2000, loans and loans held for sale, net of deferred loan fees amounted to $577.8 million, an increase of $69.3 million (13.6%) over the December 31, 1999 balance of $508.5 million. This increase was due to the Corporation's loan origination efforts, with the majority of the growth occurring in the Findlay/Hancock county and Cleveland/Akron areas.

COMMERCIAL, FINANCIAL AND AGRICULTURAL LOANS increased $36.3 million from $326.6 million at December 31, 1999 to $362.9 million at December 31, 2000. This increase occurred as the result of the Corporation's goal to increase small business loan relationships.

AT DECEMBER 31, 2000, approximately $1.2 million of real estate mortgage loans were held for sale in the secondary market. During 2000, approximately $13.1 million of real estate mortgage loans were originated for sale and approximately $13.7 million were sold in the secondary market. This represents a decrease of $89.8 million in loans sold in 2000 as compared to 1999. During 2000, most loans were sold on a servicing released basis. Loans originated for sale are primarily fixed rate mortgage loans. This decline is the result of the sale of certain assets of Rurban Mortgage Company ("RMC") and the discontinuation of the origination of loans through RMC in the second quarter of 2000.

SECURITIES AVAILABLE FOR SALE TOTALED $88.9 million at December 31, 2000, an increase of $5.8 million (7.0%) from $83.1 million at December 31, 1999. As of December 31, 2000, all securities of the Corporation were designated available for sale. Available for sale securities represent those securities the Corporation may decide to sell if needed for liquidity, asset/liability management or other reasons. Such securities are reported at fair value with net unrealized appreciation (depreciation) included as a separate component of shareholders' equity, net of tax. This resulted in a net increase in shareholders' equity of $.3 million at December 31, 2000.

TOTAL DEPOSITS at December 31, 2000 amounted to $566.3 million, an increase of $47.0 million (9.1%) over $519.3 million at December 31, 1999. The increase in deposits is believed to have occurred as a result of increased deposit services and flexibility of products offered. Management believes customers continue to place a value on federal insurance on deposit accounts and to the extent the Corporation continues to pay competitive rates on deposits and continues to provide flexibility of deposit products, the Corporation will be able to maintain and increase its deposit levels.

OTHER BORROWINGS at December 31, 2000 were $75.1 million compared to $57.9 at December 31, 1999. These borrowings consisted of $52.2 million of FHLB Advances, $13.2 million of federal funds purchased and $9.7 million of long-term junior subordinated debentures. These borrowings allow the Corporation to fund loan growth. The long-term subordinated debt qualifies as tier 1 regulatory capital.

THE PROVISION FOR LOAN LOSSES charged to operations was based on the amount of net losses incurred and management's estimation of inherent losses based on an evaluation of loan portfolio risk and economic factors. The provision for loan losses was $2.1 million in 2000 compared to $1.2 million in 1999.

THE ALLOWANCE FOR LOAN LOSSES at December 31, 2000 was $7.2 million or 1.25% of loans and loans held for sale, net of deferred loan fees, compared to $6.2 million or 1.22% at December 31, 1999.

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

SMALLER-BALANCE homogeneous loans are evaluated for impairment in total. Such loans include residential first mortgage loans secured by one-to-four family residences, residential construction loans, and automobile, home equity and second mortgage loans. Commercial loans and mortgage loans secured by other properties are evaluated individually for impairment. When analysis of borrower operating results and financial condition indicates that underlying cash flows of the borrower's business are not adequate to meet its debt service requirements, the loan is evaluated for impairment. Often this is associated with a delay or shortfall in payments of 30 days or more. Commercial loans are rated on a scale of 1 to 7, with 1-3 being satisfactory, 4 special mention, 5 substandard, 6 doubtful and 7 as a loss which are then charged off. Loans graded a 5 or worse are considered for impairment. Loans are generally moved to nonaccrual status when 90 days or more past due. Such loans are often considered impaired. Impaired loans, or portions thereof, are charged off when deemed uncollectible. This typically occurs when the loan is 120 days or more past due. At December 31, 2000, the Corporation classified sixteen loan relationships as impaired, totaling $8.1 million. Management allocated $2.4 million of the allowance for loan losses to impaired loans at December 31, 2000.

MANAGEMENT ALLOCATED approximately 74% of the allowance for loan losses to commercial, financial and agricultural loans; 11% to consumer loans; and 3% to residential first mortgage loans at December 31, 2000, leaving a balance of 12% unallocated. Nonperforming loans increased to $4.9 million at December 31, 2000 from $2.2 million at December 31, 1999. The allowance is maintained by management at a level considered adequate to cover losses currently anticipated based on past loss experience, economic conditions, information about specific borrower situations including their financial position and collateral values, and other factors and estimates which are subject to change over time. Management believes the allowance for loan losses balance at December 31, 2000 is adequate to absorb losses on impaired, nonperforming and other loans.

TOTAL NONINTEREST INCOME increased $.2 million to $11.3 million in 2000 from $11.1 million in 1999. This growth was driven by data service fees which increased $.7 million (16.9%) to $5.1 million in 2000 compared to $4.4 million in 1999. The primary reasons for this increase were increases in the number of customer accounts processed and in the level of sales of ancillary data processing products. The increase in the number of accounts was a result of customer account growth at client banks and growth in the number of bank clients from 50 at the end of 1999 to 51 at year-end 2000. Trust fee income increased just $38,000 to $2.6 million in 2000 primarily due to changes in the value of assets managed, as those values increased from $326 million at December 31, 1998 to $356 million at December 31, 1999 and declined to $316 million at December 31, 2000. Service charges on deposit accounts increased $.3 million (19.2%) to $1.7 million. Loan servicing fees increased $.1 million (13.9%) to $.7 million. Net gain on sales of loans decreased $.8 million to $.4 million in 2000 as compared to $1.1 million in 1999. This decrease was the result of lower volume of loan sales in 2000 compared to 1999. Other income decreased $.1 million (11.0%) to $.8 million in 2000 from $.9 million in 1999.

TOTAL NONINTEREST EXPENSE increased $1.3 million (5.1%) to $26.8 million in 2000, from $25.5 million in 1999, primarily due to the following factors. Salaries and employee benefits increased $.7 million (4.9%) to $15.1 million in 2000 compared to $14.4 million in 1999. This increase was due primarily to increases in ESOP contributions and other employee benefits, as compensation expense from annual merit increases was fully offset by the $.5 million reduction in salaries from the discontinuation of operations at RMC. Equipment rentals, depreciation and maintenance increased $.4 million primarily due to the upgrading of networking and computer equipment and application software licenses.

INCOME TAX EXPENSE for the year ended December 31, 2000 was $2.7 million, an increase of $.4 million (15.2%) from 1999. This increase was primarily attributable to a 16.0% increase in income before income tax expense.

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

SECURITIES AVAILABLE FOR SALE TOTALED $83.1 million at December 31, 1999 which represented an increase of $1.0 million (1.2%) from $82.1 million at December 31, 1998. As of December 31, 1999, all securities of the Corporation were designated available for sale. Such securities are reported at fair value with net unrealized appreciation (depreciation) included as a separate component of shareholders' equity, net of tax. This resulted in a net decrease in shareholders' equity of $1.5 million at December 31, 1999.

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

THE PROVISION FOR LOAN LOSSES charged to operations was based on the amount of net losses incurred and management's estimation of inherent losses based on an evaluation of loan portfolio risk and economic factors. The provision for loan losses was $1.2 million in 1999 compared to $1.1 million in 1998.

THE ALLOWANCE FOR LOAN LOSSES at December 31, 1999 was $6.2 million or 1.22% of loans and loans held for sale, net of deferred loan fees, compared to $5.4 million or 1.31% at December 31, 1998.

AT DECEMBER 31, 1999, the Corporation classified three loan relationships as impaired, totaling $1.5 million. Management allocated $.8 million of the allowance for loan losses to impaired loans at December 31, 1999.

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

TOTAL NONINTEREST INCOME increased $.6 million to $11.1 million in 1999 from $10.5 million in 1998. This growth was driven by data service fees which increased $.8 million (23.3%) to $4.4 million in 1999 compared to $3.6 million in 1998. The primary reasons for this increase were increases in the number of customer accounts processed and in the level of sales of ancillary data processing products. The increase in the number of accounts was a result of customer account growth at client banks and growth in the number of bank clients from 39 at the end of 1998 to 50 at year-end 1999. Trust fee income increased $21,000 (0.8%) to $2.6 million in 1999 primarily due to an increase in trust assets managed from $326 million at December 31, 1998 to $356 million at December 31, 1999. Net gain on sales of loans decreased $.8 million to $1.1 million in 1999 as compared to $1.9 million in 1998. This decrease was the result of lower margins in gains on sales in 1999 compared to 1998. Other income increased $.3 million (54.7%) to $.9 million in 1999 from $.6 million in 1998. The primary reason for the increase was a $.2 million gain on sale of a branch site in 1999.

TOTAL NONINTEREST EXPENSE increased $1.8 million (7.8%) to $25.5 million in 1999, from $23.6 million in 1998, primarily due to the following factors. Salaries and employee benefits increased $2.0 million (15.7%) to $14.4 million in 1999 compared to $12.4 million in 1998. This increase was due primarily to annual merit increases, and staffing increases in the Corporation's non-interest income generating companies. Equipment rentals, depreciation and maintenance increased $.5 million primarily due to the upgrading of networking and computer equipment. Other expenses decreased $.7 million (8.8%) primarily due to the decrease in operating expenses at Rurban Mortgage Company.

INCOME TAX EXPENSE for the year ended December 31, 1999 was $2.4 million, an increase of $.3 million (13.9%) from 1998. This increase was primarily attributable to a increase in income before income tax expense of 19.5%, which was partially offset by higher levels of tax-exempt income in 1999.

LIQUIDITY

LIQUIDITY RELATES PRIMARILY to the Corporation's ability to fund loan demand, meet deposit customers' withdrawal requirements and provide for operating expenses. Assets used to satisfy these needs consist of cash and due from banks, federal funds sold, securities available-for sale and loans held for sale. These assets are commonly referred to as liquid assets. Liquid assets were $109 million at December 31, 2000 compared to $109 million at December 31, 1999 and $126 million at December 31, 1998. Management recognizes securities may need to be sold in the future to help fund loan demand and, accordingly, as of December 31, 2000, the entire securities portfolio of $88.9 million was classified as available for sale.

THE CORPORATION'S RESIDENTIAL FIRST MORTGAGE PORTFOLIO of $107.7 million, which can and has been readily used to collateralize borrowings, is an additional source of liquidity. Management believes its current liquidity level is sufficient to meet anticipated future growth.

THE CASH FLOW STATEMENTS for the periods presented provide an indication of the Corporation's sources and uses of cash as well as an indication of the ability of the Corporation to maintain an adequate level of liquidity. A discussion of the cash flow statements for 2000, 1999 and 1998 follows.

THE CORPORATION experienced a net increase in cash from operating activities in 2000 and 1999 and a net decrease in 1998. Net cash from operating activities was $13.3 million, $14.6 million and $(6.6 million) for the years ended December 31, 2000, 1999 and 1998, respectively. The increase in net cash from operating activities for 1999 as compared to 1998 was primarily due to decreases in loans held for sale of $6.2 million.

NET CASH FLOW FROM INVESTING ACTIVITIES was $(75.7 million), $(107.9 million) and $(50.0 million) for the years ended December 31, 2000, 1999 and 1998, respectively. The changes in net cash from investing activities include loan growth, as well as normal maturities and reinvestments of securities and premises and equipment expenditures. In 2000, 1999 and 1998, the Corporation received $9.1 million, $17.7 million and $24.8 million , respectively, from sales of securities available for sale, while proceeds from repayments and maturities of securities were $8.8 million, $24.2 million and $24.1 million in 2000, 1999 and 1998, respectively.

NET CASH FLOW FROM FINANCING ACTIVITIES was $62.3 million, $86.4 million and $59.9 million for the years ended December 31, 2000, 1999 and 1998, respectively. The net cash increase was primarily attributable to growth in total deposits of $47.0 million, $68.5 million and $35.6 million in 2000, 1999 and 1998, respectively. Other significant changes in 2000, 1999 and 1998 included $12.1 million, $11.1 million and $21.4 million in net borrowings from the Federal Home Loan Bank. Additionally, in 1999 $7.0 million of funding was received under a line of credit, which was repaid in 2000 using funds provided by $9.7 million in net proceeds from the issuance of junior subordinated debentures.

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

FINANCIAL INSTITUTIONS derive their income primarily from the excess of interest collected over interest paid. The rates of interest an institution earns on its assets and owes on its liabilities generally are established contractually for a period of time. Since market interest rates change over time, an institution is exposed to lower profit margins (or losses) if it cannot adapt to interest rate changes. For example, assume that an institution's assets carry intermediate or long term fixed rates and that those assets are funded with short-term liabilities. If market interest rates rise by the time the short-term liabilities must be refinanced, the increase in the institution's interest expense on its liabilities may not be sufficiently offset if assets continue to earn at the long-term fixed rates. Accordingly, an institution's profits could decrease on existing assets because the institution will either have lower net interest income or possibly, net interest expense. Similar risks exist when assets are subject to contractual interest rate ceilings, or rate sensitive assets are funded by longer-term, fixed-rate liabilities in a declining rate environment.

SEVERAL WAYS an institution can manage interest rate risk include: 1) matching repricing periods for new assets and liabilities, for example, by shortening terms of new loans or investments; 2) selling existing assets or repaying certain liabilities; and 3) hedging existing assets, liabilities, or anticipated transactions. An institution might also invest in more complex financial instruments intended to hedge or otherwise change interest rate risk. Interest rate swaps, futures contacts, options on futures contracts, and other such derivative financial instruments can be used for this purpose. Because these instruments are sensitive to interest rate changes, they require management's expertise to be effective. The Corporation has not purchased derivative financial instruments in the past and does not presently intend to purchase such instruments.

QUANTITATIVE MARKET RISK DISCLOSURE. The following table provides information about the Corporation's financial instruments used for purposes other than trading that are sensitive to changes in interest rates as of December 31, 2000. It does not present when these items may actually reprice. For loans receivable, securities, and liabilities with contractual maturities, the table presents principal cash flows and related weighted-average interest rates by contractual maturities as well as the Corporation's historical experience of the impact of interest rate fluctuations on the prepayment of loans and mortgage backed securities. For core deposits (demand deposits, interest-bearing checking, savings, and money market deposits) that have no contractual maturity, the table presents principal cash flows and, as applicable related weighted-average interest rates based upon the Corporation's historical experience, management's judgement and statistical analysis, as applicable, concerning their most likely withdrawal behaviors. The current historical interest rates for core deposits have been assumed to apply for future periods in this table as the actual interest rates that will need to be paid to maintain these deposits are not currently known. Weighted average variable rates are based upon contractual rates existing at the reporting date.

          PRINCIPAL/NOTIONAL AMOUNT MATURING OR ASSUMED TO WITHDRAW IN:
                             (DOLLARS IN THOUSANDS)

----------------------------------------------------------------------------------------------------------------------
                                    2001        2002       2003         2004        2005     Thereafter     Total
----------------------------------------------------------------------------------------------------------------------
 RATE-SENSITIVE ASSISTS:
----------------------------------------------------------------------------------------------------------------------
 Variable rate loans                $115,480    $14,155     $14,526      $8,665       $4,768     $13,997     $171,591
----------------------------------------------------------------------------------------------------------------------
   Average interest rate               10.11%      9.59%       9.57%       8.92%        9.40%       7.66%        9.74%
----------------------------------------------------------------------------------------------------------------------
 Adjustable rate loans               $42,259    $28,739     $22,943     $18,985      $14,805     $59,652     $187,383
----------------------------------------------------------------------------------------------------------------------
    Average interest rate               8.83%      8.78%       8.79%       8.77%        8.83%       8.78%        8.80%
----------------------------------------------------------------------------------------------------------------------
 Fixed rate loans                   $106,552    $43,305     $29,584     $14,417       $6,900     $17,256     $218,014
----------------------------------------------------------------------------------------------------------------------
    Average interest rate               8.86%      7.89%       7.96%       8.06%        8.37%       8.47%        8.45%
----------------------------------------------------------------------------------------------------------------------
 Total loans                        $264,291    $86,199     $67,053     $42,067      $26,473     $90,905     $576,988
----------------------------------------------------------------------------------------------------------------------
    Average interest rate               9.40%      8.47%       8.59%       8.56%        8.81%       8.55%        8.95%
----------------------------------------------------------------------------------------------------------------------
 Fixed rate investment                $8,698     $9,250      $8,021     $12,006       $3,313     $47,617      $88,905
    securities
----------------------------------------------------------------------------------------------------------------------
    Average interest rate               6.34%      6.51%       6.57%       6.26%        6.53%       6.38%        6.39%
----------------------------------------------------------------------------------------------------------------------
 Interest bearing deposits              $100         $0          $0         $10           $0          $0         $110
----------------------------------------------------------------------------------------------------------------------
    Average interest rate               6.65%      0.00%       0.00%       5.43%        0.00%       0.00%        6.54%
----------------------------------------------------------------------------------------------------------------------
 Total rate sensitive assets        $273,089    $95,449     $75,074     $54,083      $29,786    $138,522     $666,003
----------------------------------------------------------------------------------------------------------------------
    Average interest rate               9.30%      8.28%       8.38%       8.05%        8.56%       7.80%        8.60%
----------------------------------------------------------------------------------------------------------------------
 RATE SENSITIVE LIABILITIES:
----------------------------------------------------------------------------------------------------------------------
 Demand - non interest-bearing        $1,519     $2,899      $4,114      $5,115       $6,736     $27,607      $47,990
----------------------------------------------------------------------------------------------------------------------
 Demand - interest bearing            $1,580     $3,014      $4,276      $5,317       $7,001     $28,691      $49,879
----------------------------------------------------------------------------------------------------------------------
    Average interest rate               2.46%      2.46%       2.46%       2.46%        2.46%       2.46%        2.46%
----------------------------------------------------------------------------------------------------------------------
 Money market accounts               $69,493    $13,570        $144        $134         $124      $1,577      $85,042
----------------------------------------------------------------------------------------------------------------------
    Average interest rate               5.16%      3.81%       2.08%       2.08%        2.08%       2.08%        4.87%
----------------------------------------------------------------------------------------------------------------------
 Savings                              $8,605     $1,430      $1,326      $1,229       $1,139     $14,492      $28,221
----------------------------------------------------------------------------------------------------------------------
    Average interest rate               2.10%      2.10%       2.10%       2.10%        2.10%       2.10%        2.10%
----------------------------------------------------------------------------------------------------------------------
 Certificates of deposit            $245,615    $82,436     $21,113      $2,886       $2,265        $874     $355,189
----------------------------------------------------------------------------------------------------------------------
    Average interest rate               6.03%      6.64%       6.68%       6.07%        6.83%       2.77%        6.21%
----------------------------------------------------------------------------------------------------------------------
 Fixed rate FHLB advances             $2,139     $3,425     $12,350      $5,000           $0      $4,000      $26,914
----------------------------------------------------------------------------------------------------------------------
    Average interest rate               5.79%      5.96%       6.39%       6.70%        0.00%       5.88%        6.27%
----------------------------------------------------------------------------------------------------------------------
 Variable rate FHLB advances          $3,500       $750          $0          $0           $0     $21,000      $25,250
----------------------------------------------------------------------------------------------------------------------
    Average interest rate               6.62%      6.90%       0.00%       0.00%        0.00%       6.29%        6.36%
----------------------------------------------------------------------------------------------------------------------
 Fixed rate debentures                    $0         $0          $0          $0           $0      $9,697       $9,697
----------------------------------------------------------------------------------------------------------------------
    Average interest rate               0.00%      0.00%       0.00%       0.00%        0.00%      10.60%       10.60%
----------------------------------------------------------------------------------------------------------------------
 Fed funds purchased                 $13,200         $0          $0          $0           $0          $0      $13,200
----------------------------------------------------------------------------------------------------------------------
    Average interest rate               6.44%      0.00%       0.00%       0.00%        0.00%       0.00%        6.44%
----------------------------------------------------------------------------------------------------------------------
 Total rate sensitive               $345,651   $107,524     $43,323     $19,681      $17,265    $107,938     $641,382
    liabilities
----------------------------------------------------------------------------------------------------------------------
    Average interest rate               5.74%      5.90%       5.39%       3.40%        2.05%       3.38%        5.17%
----------------------------------------------------------------------------------------------------------------------

                      Principal/Notional Amount Maturing or
                             Assumed to Withdraw In:
                             (Dollars in Thousands)

         Comparison of 2000 to 1999:                First             Years
         Total rate-sensitive assets:                Year             2 - 5            Thereafter         Total
                                                     ----             -----            ----------         -----
                  At December 31, 2000             $ 273,089         $ 254,392          $138,522         $666,003
                  At December 31, 1999               293,282           266,263            25,373          584,918
                                                   ---------         ---------           -------         --------
                  Increase (decrease)              $ (20,193)        $ (11,871)         $113,149         $ 81,085
            Total rate-sensitive liabilities:
                  At December 31, 2000             $ 345,651         $ 187,793          $107,938         $641,382
                  At December 31, 1999               352,800           128,483            95,948          577,231
                                                   ---------           -------          --------         --------
                  Increase (decrease)              $  (7,149)        $  59,310          $ 11,990         $ 64,151

THE ABOVE TABLE reflects expected maturities, not expected repricing. The contractual maturities adjusted for anticipated prepayments and anticipated renewals at current interest rates, as shown in the preceding table, are only part of the Corporation's interest rate risk profile. Other important factors include the ratio of rate-sensitive assets to rate sensitive liabilities (which takes into consideration loan repricing frequency but not when deposits may be repriced) and the general level and direction of market interest rates. For some rate sensitive liabilities, their repricing frequency is the same as their contractual maturity. For core deposits, the repricing frequency is assumed to be longer than when such deposits actually may reprice. For variable rate loans receivable, repricing frequency can be daily or monthly and for adjustable rate loans receivable, repricing can be as frequent as annually for loans whose contractual maturities range from one to thirty years. While increasingly aggressive local market competition in lending rates has pushed loan rates lower; the Corporation's increased reliance on non-core funding sources has restricted the Corporation's ability to reduce funding rates in concert with declines in lending rates. Therefore, tax equivalent net interest income as a percentage of average interest earning assets declined from 4.43% in 1998 to 4.29% in 1999 and 4.23% in 2000.

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

CAPITAL RESOURCES

TOTAL SHAREHOLDERS' EQUITY, net of unearned ESOP shares was $50.1 million as of December 31, 2000, an increase of $6.2 million from $43.9 million as of December 31, 1999. The increase was primarily due to 2000 net income of $6.1 million, and a $1.9 million increase in the market value of securities available for sale, net of tax reduced by $1.9 million of cash dividends to shareholders.

TOTAL REGULATORY (RISK-BASED) CAPITAL was $66.3 million, net of $.7 million of unearned ESOP shares as of December 31, 2000, an increase of $15.2 million from total regulatory (risk-based) capital of $51.1 million as of December 31, 1999. The $15.2 million increase was primarily due to the issuance of $10.0 million of junior subordinated debentures (trust preferred securities) which qualify as tier 1 capital, net income of $6.1 million less dividends to shareholders of $1.9 million.


THE COMPONENTS of total risk-based capital are Tier 1 capital and Tier 2 capital. Tier 1 capital is total shareholders' equity, plus qualifying trust preferred securities, less intangible assets and net unrealized appreciation (depreciation) on securities available for sale, net of tax. Tier 2 capital is Tier 1 capital plus a portion of the allowance for loan losses. The allowance for loan losses is includable in Tier 2 capital up to a maximum of 1.25% of risk weighted assets. (See Note 17 to consolidated financial statements.)

RESTRICTIONS EXIST REGARDING the ability of the subsidiary banks to transfer funds to the Corporation in the form of cash dividends, loans or advances. (See
Note 1 to consolidated financial statements.)

AS OF DECEMBER 31, 2000, the Corporation met all regulatory capital requirements, and was considered to be "well-capitalized" as defined by banking regulations. Management is not aware of any current recommendations by banking regulatory authorities which, if they were to be implemented, would have, or are reasonably likely to have, a material adverse effect on the Corporation's liquidity, capital resources or operations.

PLANNED PURCHASES OF PREMISES AND EQUIPMENT

MANAGEMENT PLANS to purchase additional premises and equipment to meet the current and future needs of the Corporation's customers. These purchases, including buildings and improvements and furniture and equipment (which includes computer hardware, software, office and license agreements), are currently expected to total approximately $5 million over the next year.

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

Item 8.    Financial Statements and Supplementary Data.
------------------------------------------------------

           The Consolidated Balance Sheets of the Corporation and its subsidiaries as of December 31, 2000 and December 31, 1999, the related Consolidated Statements of Income, Changes in Shareholders' Equity and Cash Flows for each of the years in the three-year period ended December 31, 2000, the related Notes to Consolidated Financial Statements and the Report of Independent Auditors, appear on pages F-1 through F-37 of this Annual Report on Form 10-K. The Corporation is not required to furnish the supplementary financial information specified by Item 302 of Regulation S-K.

Item 9.    Changes in and Disagreements With Accountants on Accounting and
--------------------------------------------------------------------------
Financial Disclosure.
---------------------

           None.

                                    PART III
                                    --------

Item 10.   Directors and Executive Officers of the Registrant.
-------------------------------------------------------------

           In accordance with General Instruction G(3), the information called for in this Item 10 is incorporated herein by reference to the Corporation's definitive Proxy Statement, filed with the Securities and Exchange Commission pursuant to Regulation 14A of the General Rules and Regulations under the Securities Exchange Act of 1934, relating to the Corporation's Annual Meeting of Shareholders to be held on April 23, 2001, under the captions "ELECTION OF DIRECTORS" and "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT." In addition, certain information concerning the executive officers of the Corporation called for in this Item 10 is set forth in the portion of Part I,
Item 4 of this Annual Report on Form 10-K entitled "Executive Officers of the Registrant" in accordance with General Instruction G(3).

Item 11.   Executive Compensation.
---------------------------------

           In accordance with General Instruction G(3), the information called for in this Item 11 is incorporated herein by reference to the Corporation's definitive Proxy Statement, filed with the Securities and Exchange Commission pursuant to Regulation 14A of the General Rules and Regulations under the Securities Exchange Act of 1934, relating to the Corporation's Annual Meeting of Shareholders to be held on April 23, 2001, under the captions "COMPENSATION OF EXECUTIVE OFFICERS AND DIRECTORS" and "COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION." Neither the "REPORT ON EXECUTIVE COMPENSATION" nor the "PERFORMANCE GRAPH" included in the Corporation's definitive Proxy Statement relating to the Corporation's Annual Meeting of Shareholders to be held on April 23, 2001, shall be deemed to be incorporated herein by reference.

Item 12.   Security Ownership of Certain Beneficial Owners and Management.
-------------------------------------------------------------------------

           In accordance with General Instruction G(3), the information called for in this Item 12 is incorporated herein by reference to the Corporation's definitive Proxy Statement, filed with the Securities and Exchange Commission pursuant to Regulation 14A of the General Rules and Regulations under the Securities Exchange Act of 1934, relating to the Corporation's Annual Meeting of Shareholders to be held on April 23, 2001, under the caption "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT."

Item 13.   Certain Relationships and Related Transactions.
---------------------------------------------------------

           In accordance with General Instruction G(3), the information called for in this Item 13 is incorporated herein by reference to the Corporation's definitive Proxy Statement, filed with the Securities and Exchange Commission pursuant to Regulation 14A of the General Rules and Regulations under the Securities Exchange Act of 1934, relating to the Corporation's Annual Meeting of Shareholders to be held on April 23, 2001, under the caption "TRANSACTIONS INVOLVING MANAGEMENT."

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
           --------

           Exhibits filed with this Annual Report on Form 10-K are attached hereto. For a list of such exhibits, see "Index to Exhibits" at page
           86. The following table provides certain information concerning executive compensation plans and arrangements required to be filed as exhibits to this Annual Report on Form 10-K.

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

10(y)                    Employees' Stock Ownership ad Savings Plan of      Incorporated herein by reference to the
                         Rurban Financial Corp.                             Corporation's Annual Report on Form 10-K
                                                                            for the fiscal year ended December 31,
                                                                            1999 (File No. 0-13507 [Exhibit 10(y)].

(b)      Reports on Form 8-K.
         --------------------

         There were no current reports on Form 8-K filed during the fiscal quarter ended December 31, 2000.

 (c)     Exhibits.
         --------

         Exhibits filed with this Annual Report on Form 10-K are attached hereto. For a list of such exhibits, see "Index to Exhibits" at page 86.

(d)      Financial Statement Schedules.
         -----------------------------

         None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      RURBAN FINANCIAL CORP.


                                          /s/ Richard C. Warrener
                                          -----------------------
Date:    March 23, 2001               By: Richard C. Warrener, Executive Vice President,
                                          Chief Financial Officer and Chief Accounting Officer


                                POWER OF ATTORNEY
                                -----------------

         KNOW ALL MEN BY THESE PRESENTS, that each undersigned officer and/or director of Rurban Financial Corp., an Ohio corporation which is about to file with the Securities and Exchange Commission, Washington, D.C., under the provisions of the Securities Exchange Act of 1934, as amended, the Annual Report on Form 10-K for the fiscal year ended December 31, 2000, hereby constitutes and appoints Thomas C. Williams and Richard Warrener as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign both the Annual Report on Form 10-K and any and all amendments and documents related thereto, and to file the same, and any and all exhibits, financial statements and schedules related thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and substitute or substitutes, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

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

                   Name                              Date                                Capacity
                   ----                              ----                                --------

/s/ Thomas C. Williams                          March 23, 2001       President, Chief Executive Officer, Principal
----------------------                                               Executive Officer and Director
Thomas C. Williams

/s/ Richard C. Burrows                          March 23, 2001       Director
----------------------
Richard C. Burrows

/s/ John R. Compo                               March 23, 2001       Director
-----------------
John R. Compo

/s/ John Fahl                                   March 23, 2001       Director
-------------
John Fahl

/s/ Robert A. Fawcett, Jr.                      March 23, 2001       Director
--------------------------
Robert A. Fawcett, Jr.

/s/ Eric C. Hench                               March 23, 2001       Director
-----------------
Eric C. Hench

/s/ W. Scott Muir                               March 23, 2001       Director
-----------------
W.  Scott Muir

/s/ Steven D. VanDemark                         March 23, 2001       Director
-----------------------
Steven D. VanDemark

/s/ J. Michael Walz, D.D.S                      March 23, 2001       Director
--------------------------
J. Michael Walz, D.D.S

/s/ Richard C. Warrener                         March 23, 2001       Executive Vice President, Chief Financial
---------------------------                                          Officer and Chief Accounting Officer
Richard C. Warrener


Date:   March 23, 2001

                             RURBAN FINANCIAL CORP.

                           ANNUAL REPORT ON FORM 10-K
                     FOR FISCAL YEAR ENDED DECEMBER 31, 2000


                          INDEX TO FINANCIAL STATEMENTS
                          -----------------------------

                                                                                                          Pages in
                                                                                                         this Annual
                                                                                                          Report on
Description                                                                                               Form 10-K
-----------                                                                                               ---------
Report of Independent Auditors...................................................................            F-1

Consolidated Balance Sheets at December 31, 2000
     and 1999....................................................................................        F-2 to F-3

Consolidated Statements of Income for the years
     ended December 31, 2000, 1999 and 1998 .....................................................            F-4

Consolidated Statements of Changes in Shareholders'
     Equity for the years ended December 31, 2000, 1999 and 1998.................................            F-5

Consolidated Statements of Cash Flows for the
     years ended December 31, 2000, 1999 and 1998................................................        F-6 to F-7

Notes to Consolidated Financial Statements.......................................................        F-8 to F-37

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors and Shareholders
Rurban Financial Corp.
Defiance, Ohio

We have audited the accompanying consolidated balance sheets of Rurban Financial Corp. and Subsidiaries as of December 31, 2000 and 1999 and the related consolidated statements of income, changes in shareholders' equity and cash flows for the years ended December 31, 2000, 1999 and 1998. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rurban Financial Corp. and Subsidiaries as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years ended December 31, 2000, 1999 and 1998 in conformity with generally accepted accounting principles.

                                               /s/ Crowe, Chizek and Company LLP
                                               ---------------------------------
                                               Crowe, Chizek and Company LLP

South Bend, Indiana
February 2, 2001

                                      F-1.

                     RURBAN FINANCIAL CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 2000 and 1999

--------------------------------------------------------------------------------





                                                                                   2000                 1999
                                                                                   ----                 ----
ASSETS
Cash and due from banks                                                      $      18,431,717    $      18,571,702
Federal funds sold                                                                           -               11,000
                                                                             -----------------    -----------------
     Total cash and cash equivalents                                                18,431,717           18,582,702
Interest-bearing deposits in other financial institutions                              110,000              110,000
Securities available for sale                                                       88,904,958           83,118,908
Loans held for sale, net of valuation allowance ($0)                                 1,166,716            7,149,585
Loans
     Commercial, financial and agricultural                                        362,927,760          326,564,165
     Residential first mortgage                                                    107,717,699           80,703,338
     Consumer                                                                      106,342,607           94,410,123
                                                                             -----------------    -----------------
         Total loans                                                               576,988,066          501,677,626
     Deferred loan fees, net                                                          (351,841)            (346,248)
     Allowance for loan losses                                                      (7,214,970)          (6,193,712)
                                                                             -----------------    -----------------
         Net loans                                                                 569,421,255          495,137,666
Accrued interest receivable                                                          5,716,048            4,147,321
Premises and equipment, net                                                         10,902,749           11,140,327
Other assets                                                                         6,164,259            8,397,015
                                                                             -----------------    -----------------

         Total assets                                                        $     700,817,702    $     627,783,524
                                                                             =================    =================

--------------------------------------------------------------------------------

                                   (Continued)

                                      F-2.

                     RURBAN FINANCIAL CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 2000 and 1999


                                                                                   2000                 1999
                                                                                   ----                 ----
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
     Deposits
         Noninterest-bearing                                                 $      47,989,547    $      49,005,311
         Interest-bearing                                                          518,331,214          470,290,773
                                                                             -----------------    -----------------
              Total deposits                                                       566,320,761          519,296,084
     Federal funds purchased                                                        13,200,000           10,900,000
     Advances from Federal Home Loan Bank ("FHLB")                                  52,163,914           40,035,303
     Junior subordinated debentures                                                  9,697,385                    -
     Other borrowed funds                                                                    -            7,000,000
     Accrued interest payable                                                        4,613,173            2,513,798
     Other liabilities                                                               4,682,283            4,137,868
                                                                             -----------------    -----------------

              Total liabilities                                                    650,677,516          583,883,053

Shareholders' Equity
     Common stock:  stated value $2.50 per share;
       shares authorized: 10,000,000; shares issued: 4,575,702;
       shares outstanding: 2000 - 4,347,238; 1999 - 4,140,718                       11,439,255           11,439,255
     Additional paid-in capital                                                     11,113,340           11,518,469
     Retained earnings                                                              31,450,244           30,047,158
     Accumulated other comprehensive income (loss),
       net of tax of $169,222 in 2000 and $(790,008) in 1999                           328,490           (1,533,547)
     Unearned ESOP shares (unearned shares: 2000 - 50,115,
       1999 - 50,334)                                                                 (721,442)            (908,014)
     Treasury stock;  shares at cost: 2000 - 228,464,
       1999 - 434,984                                                               (3,469,701)          (6,662,850)
                                                                             -----------------    -----------------

              Total shareholders' equity                                            50,140,186           43,900,471
                                                                             -----------------    -----------------

         Total liabilities and shareholders' equity                          $     700,817,702    $     627,783,524
                                                                             =================    =================

--------------------------------------------------------------------------------

             The accompanying notes are an integral part of these
                      consolidated financial statements.

                                     F-3.

                     RURBAN FINANCIAL CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                  Years ended December 31, 2000, 1999 and 1998

--------------------------------------------------------------------------------

                                                                 2000                1999                1998
                                                                 ----                ----                ----
Interest income
     Loans, including fees                                  $    50,404,396     $    39,824,608    $     34,131,651
     Taxable securities                                           4,978,266           4,553,538           3,939,667
     Non-taxable securities                                         592,240             498,257             325,256
     Other interest income                                           48,035              76,408             896,714
                                                            ---------------     ---------------    ----------------
         Total interest income                                   56,022,937          44,952,811          39,293,288

Interest expense
     Deposits                                                    24,892,370          19,026,452          17,342,766
     Short-term borrowings                                        1,358,778             617,027              62,853
     Advances from FHLB                                           2,707,345           1,765,513           1,337,080
     Junior subordinated debentures                                 335,667                   -                   -
     Other borrowed funds                                           340,909             334,921                   -
                                                            ---------------     ---------------    ----------------
         Total interest expense                                  29,635,069          21,743,913          18,742,699
                                                            ---------------     ---------------    ----------------

NET INTEREST INCOME                                              26,387,868          23,208,898          20,550,589
     Provision for loan losses                                    2,100,000           1,215,000           1,080,000
                                                            ---------------     ---------------    ----------------

NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES                                                24,287,868          21,993,898          19,470,589

Noninterest income
     Service charges on deposit accounts                          1,744,446           1,462,925           1,252,274
     Loan servicing fees                                            662,665             581,581             540,239
     Trust fees                                                   2,635,047           2,597,465           2,576,823
     Data service fees                                            5,123,805           4,381,746           3,553,998
     Net gain (loss) on securities                                  (80,540)             (5,827)             72,468
     Net gain on sales of loans                                     387,493           1,147,339           1,933,834
     Other income                                                   799,945             898,767             580,998
                                                            ---------------     ---------------    ----------------
         Total noninterest income                                11,272,861          11,063,996          10,510,634

Noninterest expense
     Salaries and employee benefits                              15,094,596          14,389,186          12,434,334
     Net occupancy expense of premises                            1,137,377           1,183,120           1,093,772
     Equipment rentals, depreciation and
       maintenance                                                3,347,608           2,952,061           2,486,511
     Other expenses                                               7,174,436           6,941,688           7,615,394
                                                            ---------------     ---------------    ----------------
         Total noninterest expense                               26,754,017          25,466,055          23,630,011
                                                            ---------------     ---------------    ----------------

INCOME BEFORE INCOME TAX EXPENSE                                  8,806,712           7,591,839           6,351,212
     Income tax expense                                           2,720,534           2,360,937           2,073,335
                                                            ---------------     ---------------    ----------------

NET INCOME                                                  $     6,086,178     $     5,230,902    $      4,277,877
                                                            ===============     ===============    ================

Earnings per common share:
     Basic                                                  $          1.42     $          1.22    $          1.00
                                                            ===============     ===============    ===============
     Diluted                                                $          1.42     $          1.22    $           .99
                                                            ===============     ===============    ===============

--------------------------------------------------------------------------------

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                      F-4.

                     RURBAN FINANCIAL CORP. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                  Years ended December 31, 2000, 1999 and 1998

--------------------------------------------------------------------------------

                                                                                                       Accumulated
                                                                                                          Other
                                                                     Additional                       Comprehensive
                                                     Common            Paid-In          Retained     Income (Loss),
                                                      Stock            Capital          Earnings       Net of Tax
                                                      -----            -------          --------       ----------

BALANCES AT JANUARY 1, 1998                      $   5,719,628    $   17,239,088    $  23,891,983    $      218,840
Comprehensive Income:
   Net income for the year                                   -                 -        4,277,877                 -
   Net change in net unrealized appreciation
     (depreciation) on securities available
     for sale, net of reclassification adjustments
     and tax effects                                         -                 -                -           (15,918)

       Total Comprehensive Income
Pay down of ESOP Loan                                        -                 -                -                 -
Declaration of a 2 for 1 stock split and issuance
  of 2,287,851 common shares                         5,719,627        (5,719,627)               -                 -
Cash dividends declared ($0.38 per share)                    -                 -       (1,660,963)                -
Issuance of 700 treasury shares due to exercise
  of stock options                                           -              (734)               -                 -
                                                 -------------    --------------    -------------    --------------
BALANCES AT DECEMBER 31, 1998                       11,439,255        11,518,727       26,508,897           202,922
Comprehensive Income:
   Net income for the year                                   -                 -        5,230,902                 -
   Net change in net unrealized appreciation
     (depreciation) on securities available
     for sale, net of reclassification adjustments
     and tax effects                                         -                 -                -        (1,736,469)

       Total Comprehensive Income
Pay down of ESOP Loan                                        -                 -                -                 -
Cash dividends declared ($0.39 per share)                    -                 -       (1,692,641)                -
Issuance of 200 treasury shares due to exercise
  of stock options                                           -              (258)               -                 -
                                                 -------------    --------------    -------------    --------------
BALANCES AT DECEMBER 31, 1999                       11,439,255        11,518,469       30,047,158        (1,533,547)
Comprehensive Income:
   Net income for the year                                   -                 -        6,086,178                 -
   Net change in net unrealized appreciation
     (depreciation) on securities available
     for sale, net of reclassification adjustments
     and tax effects                                         -                 -                -         1,862,037

       Total Comprehensive Income
Pay down of ESOP Loan
Cash dividends declared ($0.44 per share)                    -                 -       (1,888,104)                -
Declaration of 5% stock dividend net of cash
  paid in lieu of fractional shares and issuance
  of 206,520 treasury shares                                 -          (405,129)      (2,794,988)                -
                                                 -------------    --------------    -------------    --------------

BALANCES AT DECEMBER 31, 2000                    $  11,439,255    $   11,113,340    $  31,450,244    $      328,490
                                                 =============    ==============    =============    ==============

                                                         Unearned
                                                           ESOP           Treasury
                                                          Shares            Stock             Total
                                                          ------            -----             -----

BALANCES AT JANUARY 1, 1998                          $  (1,299,000)    $  (6,676,611)   $  39,093,928
Comprehensive Income:
   Net income for the year                                       -                 -        4,277,877
   Net change in net unrealized appreciation
     (depreciation) on securities available
     for sale, net of reclassification adjustments
     and tax effects                                             -                 -          (15,918)
                                                                                        -------------
       Total Comprehensive Income                                                           4,261,959
Pay down of ESOP Loan                                      198,095                 -          198,095
Declaration of a 2 for 1 stock split and issuance
  of 2,287,851 common shares                                     -                 -                -
Cash dividends declared ($0.38 per share)                        -                 -       (1,660,963)
Issuance of 700 treasury shares due to exercise
  of stock options                                               -            10,665            9,931
                                                     -------------     -------------    -------------
BALANCES AT DECEMBER 31, 1998                           (1,100,905)       (6,665,946)      41,902,950
Comprehensive Income:
   Net income for the year                                       -                 -        5,230,902
   Net change in net unrealized appreciation
     (depreciation) on securities available
     for sale, net of reclassification adjustments
     and tax effects                                             -                 -       (1,736,469)
                                                                                        -------------
       Total Comprehensive Income                                                           3,494,433
Pay down of ESOP Loan                                      192,891                 -          192,891
Cash dividends declared ($0.39 per share)                        -                 -       (1,692,641)
Issuance of 200 treasury shares due to exercise
  of stock options                                               -             3,096            2,838
                                                     -------------     -------------    -------------
BALANCES AT DECEMBER 31, 1999                             (908,014)       (6,662,850)      43,900,471
Comprehensive Income:
   Net income for the year                                       -                 -        6,086,178
   Net change in net unrealized appreciation
     (depreciation) on securities available
     for sale, net of reclassification adjustments
     and tax effects                                             -                 -        1,862,037
                                                                                        -------------
       Total Comprehensive Income                                                           7,948,215
Pay down of ESOP Loan                                      186,572                            186,572
Cash dividends declared ($0.44 per share)                        -                 -       (1,888,104)
Declaration of 5% stock dividend net of cash
  paid in lieu of fractional shares and issuance
  of 206,520 treasury shares                                     -         3,193,149           (6,968)
                                                     -------------     -------------    -------------

BALANCES AT DECEMBER 31, 2000                         $  (721,442)     $  (3,469,701)   $  50,140,186
                                                     =============    ==============    =============

--------------------------------------------------------------------------------

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                      F-5.

                     RURBAN FINANCIAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Years ended December 31, 2000, 1999 and 1998

--------------------------------------------------------------------------------

                                                                 2000                1999                1998
                                                                 ----                ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES
     Cash received from customers - fees
       and commissions                                      $    10,965,908     $     9,922,484    $      8,504,332
     Cash paid to suppliers and employees                       (23,681,258)        (23,415,280)        (22,013,138)
     Loans originated for sale                                  (13,076,583)        (97,308,756)       (112,427,356)
     Proceeds from sales of loans held for sale                  14,102,762         104,697,491         100,256,242
     Interest received                                           54,459,803          44,007,116          39,682,791
     Interest paid                                              (27,535,694)        (20,915,552)        (18,634,402)
     Income taxes paid                                           (1,961,537)         (2,400,000)         (1,955,000)
                                                            ---------------     ---------------    ----------------
         Net cash from operating activities                      13,273,401          14,587,503          (6,586,531)

CASH FLOWS FROM INVESTING ACTIVITIES
     Net change in interest-bearing deposits
       in other financial institutions                                    -              70,000             349,777
     Net change in loans                                        (71,535,751)       (103,341,052)        (35,910,252)
     Proceeds from sales of securities available
       for sale                                                   9,063,566          17,657,888          24,765,342
     Principal repayments, maturities, and
       calls of securities available for sale                     8,845,593          24,243,471          24,138,929
     Purchase of securities available for sale                  (20,954,482)        (45,514,178)        (59,309,982)
     Net purchases of premises and equipment                     (1,655,551)         (1,666,906)         (4,502,632)
     Recoveries on loan charge-offs                                 490,752             662,299             424,745
                                                            ---------------     ---------------    ----------------
         Net cash from investing activities                     (75,745,873)       (107,888,478)        (50,044,073)

CASH FLOWS FROM FINANCING ACTIVITIES
     Net change in deposits                                      47,024,677          68,482,861          35,631,937
     Net change in federal funds purchased                        2,300,000           1,400,000           4,571,000
     Proceeds from advances from FHLB                            20,000,000          15,000,000          26,500,000
     Repayments of advances from FHLB                            (7,871,389)         (3,854,987)         (5,139,577)
     Net proceeds from issuance of junior
       subordinated debentures                                    9,697,385                   -                   -
     Net proceeds from (repayment of) advances
       on line of credit                                         (7,000,000)          7,000,000                   -
     Cash dividends paid                                         (1,822,218)         (1,656,179)         (1,655,928)
     Proceeds from exercise of stock options                              -               2,838               9,931
     Cash paid in lieu of fractional shares for
       5% stock dividend                                             (6,968)                  -                   -
                                                            ---------------     ---------------    ----------------
         Net cash from financing activities                      62,321,487          86,374,533          59,917,363
                                                            ---------------     ---------------    ----------------

Net change in cash and cash equivalents                            (150,985)         (6,926,442)          3,286,759

Cash and cash equivalents at beginning of year                   18,582,702          25,509,144          22,222,385
                                                            ---------------     ---------------    ----------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                    $    18,431,717     $    18,582,702    $     25,509,144
                                                            ===============     ===============    ================

--------------------------------------------------------------------------------

                                   (Continued)

                                      F-6.

                     RURBAN FINANCIAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Years ended December 31, 2000, 1999 and 1998

--------------------------------------------------------------------------------

                                                                 2000                1999                1998
                                                                 ----                ----                ----
RECONCILIATION OF NET INCOME TO
  NET CASH FROM OPERATING ACTIVITIES
     Net income                                             $     6,086,178     $     5,230,902    $      4,277,877
     Adjustments to reconcile net income
       to net cash from operating activities
         Depreciation                                             1,893,129           1,926,624           1,686,548
         Amortization of intangible assets                          210,000             210,000             385,000
         Provision for loan losses                                2,100,000           1,215,000           1,080,000
         Net (gain) loss on securities                               80,540               5,827             (72,468)
         Loans originated for sale                              (13,076,583)        (97,308,756)       (112,427,356)
         Proceeds from sales of loans held for sale              14,102,762         104,697,491         100,256,242
         Net gain on sales of loans                                (387,493)         (1,147,339)         (1,933,834)
         Paydown of ESOP loan                                       186,572             192,891             198,095
         Change in assets and liabilities
              Deferred loan fees, net                                 5,593               5,080              52,517
              Accrued interest receivable                        (1,568,727)           (950,775)            336,986
              Other assets                                        1,063,526             (56,330)         (1,834,862)
              Accrued interest payable                            2,099,375             828,361             108,297
              Other liabilities                                     478,529            (261,473)          1,300,427
                                                            ---------------     ---------------    ----------------
                  Net cash from operating
                    activities                              $    13,273,401     $    14,587,503    $     (6,586,531)
                                                            ===============     ===============    ================


Supplemental disclosure of noncash transactions:
     Transfer from loans held for sale to loans
       receivable                                           $    5,344,183     $     5,118,294     $              -

--------------------------------------------------------------------------------

              The accompanying notes are an integral part of these
                       consolidated financial statements.


                                      F-7.

                     RURBAN FINANCIAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999 and 1998

--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION: The accompanying consolidated financial statements include the accounts of Rurban Financial Corp. and its wholly-owned subsidiaries. Rurban Financial Corp. ("the Corporation") is a bank holding company, organized under Ohio law, that owns all the outstanding stock of The State Bank and Trust Company ("State Bank"), The Peoples Banking Company ("Peoples Bank"), The First National Bank of Ottawa ("First National Bank"), The Citizens Savings Bank Company ("Citizens Savings Bank"), Rurbanc Data Services, Inc. ("RDSI"), Rurban Life Insurance Company ("Rurban Life") and Rurban Statutory Trust 1 ("RST") (together referred to as "the Corporation"). State Bank owns all of the outstanding stock of Reliance Financial Services, N.A. ("RFS") and Rurban Mortgage Company ("RMC"). All significant intercompany balances and transactions are eliminated in consolidation.

NATURE OF BUSINESS AND INDUSTRY SEGMENTS: Internal financial information is primarily reported and aggregated in three lines of business: banking, mortgage banking, and data processing services. For further discussion, see Note 19. The Corporation's subsidiary banks grant credit and accept deposits from their customers in the normal course of business primarily in northern Ohio. RDSI provides data processing services to financial institutions located in Ohio, Michigan and Indiana. Rurban Life accepts reinsurance ceded in part by American General Assurance Company from the credit life and disability insurance purchased by customers of the Corporation's subsidiary banks. RFS offers a diversified array of trust and financial services to customers nationwide. RMC services residential mortgage customers in Nothern Ohio, West and Central Florida. RST is at trust which was organized in 2000 to manage the Corporation's junior subordinated debentures.

USE OF ESTIMATES: To prepare consolidated financial statements in conformity with generally accepted accounting principles, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the consolidated financial statements and the disclosures provided, and future results could differ. The allowance for loan losses, fair values of securities and other financial instruments and the carrying value of loans held for sale are particularly subject to change.

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

Realized gains and losses resulting from the sale of securities are computed by the specific identification method. Interest and dividend income, adjusted by amortization of purchase premium or discount, is included in earnings. Premiums and discounts on securities are

--------------------------------------------------------------------------------

                                   (Continued)



                                      F-8.

                     RURBAN FINANCIAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999 and 1998

--------------------------------------------------------------------------------


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

recognized using the level yield method over the estimated life of the security. Also, see Note 3.

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

ALLOWANCE FOR LOAN LOSSES: The allowance for loan losses is a valuation allowance for probable, incurred credit losses, increased by the provision for loan losses and decreased by charge-offs less recoveries. Estimating the risk of loss and the amount of loss on any loan is necessarily subjective. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations including their financial position and estimated collateral values, economic conditions and other factors and estimates which are subject to change over time. While management may periodically allocate portions of the allowance for specific problem loan situations, the entire allowance is available for any loan charge-offs that may occur. A loan is charged off by management as a loss when deemed uncollectible, although collection efforts continue and future recoveries may occur.

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

--------------------------------------------------------------------------------

                                   (Continued)



                                      F-9.

                     RURBAN FINANCIAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999 and 1998

--------------------------------------------------------------------------------


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Smaller-balance homogeneous loans are evaluated for impairment in total. Such loans include residential first mortgage loans secured by one-to-four family residences, residential construction loans, and automobile, home equity and second mortgage loans. Commercial loans and mortgage loans secured by other properties are evaluated individually for impairment. When analysis of borrower operating results and financial condition indicates that underlying cash flows of the borrower's business are not adequate to meet its debt service requirements, the loan is evaluated for impairment. Often this is associated with a delay or shortfall in payments of 30 days or more. Commercial loans are rated on a scale of 1 to 7, with 1 to 3 being satisfactory, 4 special mention, 5 substandard, 6 doubtful, and 7 as loss which are then charged off. Loans graded a 5 or worse are considered for impairment. Loans are generally moved to nonaccrual status when 90 days or more past due. These loans are often considered impaired. Impaired loans, or portions thereof, are charged off when deemed uncollectible. This typically occurs when the loan is 120 days or more past due. Also, see Note 4

PREMISES AND EQUIPMENT: Land is carried at cost. Buildings and improvements are depreciated using primarily the straight-line method with useful lives ranging from 10 to 50 years. Furniture and equipment are depreciated using the straight-line and declining-balance methods with useful lives ranging predominantly from 5 to 20 years. These assets are reviewed for impairment under SFAS No. 121 when events indicate the carrying amount may not be recoverable. Maintenance and repairs are expensed and major improvements are capitalized. Also, see Note 5.

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

INTANGIBLE ASSETS: Goodwill arising from the acquisition of subsidiary banks and RMC is amortized over 5 to 25 years using the straight-line method. Core deposit intangibles are amortized on an accelerated basis over 10 years, the estimated life of the deposits acquired. Goodwill and identified intangibles are assessed for impairment based on estimated undiscounted cash flows, and written down if necessary. As of December 31, 2000, 1999 and 1998, unamortized goodwill totaled approximately $277,000, $404,000 and $532,000, and unamortized core deposit intangibles totaled approximately $23,000, $106,000 and $188,000.

--------------------------------------------------------------------------------

                                   (Continued)



                                     F-10.

                     RURBAN FINANCIAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999 and 1998

--------------------------------------------------------------------------------


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

FORECLOSED REAL ESTATE: Real estate properties acquired through, or in lieu of, loan foreclosure are initially recorded at fair value at the date of acquisition establishing a new cost basis. Any reduction to fair value from the carrying value of the related loan at the time of acquisition is accounted for as a loan loss and charged against the allowance for loan losses. After acquisition, a valuation allowance is recorded through a charge to income for the amount of estimated selling costs. Valuations are periodically performed by management, and valuation allowances are adjusted through a charge to income for changes in fair value or estimated selling costs. Other real estate owned amounted to approximately $137,000 and $285,000 at December 31, 2000 and 1999, respectively, and is included in other assets in the consolidated balance sheets.

INCOME TAXES: Income tax expense is the sum of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax consequences of temporary differences between the carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized. Also, see
Note 12.

EMPLOYEE BENEFITS: The Corporation sponsors an employee stock ownership plan
(ESOP) and 401(k) profit sharing plan for which contributions are made and expensed annually. The Corporation also provides split-dollar life insurance plans for certain executive officers of the Corporation. Also, the Corporation sponsors a supplemental retirement plan for certain executive officers of the Corporation. Employee benefits are discussed further in Note 10.

STOCK OPTION PLAN: The Corporation sponsors a stock option plan for directors, officers and key employees. Expense for employee compensation under the stock option plan is based on Accounting Principles Board ("APB") Opinion 25 with expense reported only if options are granted below market price at grant date. Pro forma disclosures of net income and earnings per common share are provided as if the fair value method of SFAS No. 123 were used to measure expense for stock-based compensation. The stock option plan is discussed further in Note 10.

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

--------------------------------------------------------------------------------

                                   (Continued)


                                     F-11.

                     RURBAN FINANCIAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999 and 1998

--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

STOCK DIVIDENDS AND STOCK SPLITS: Dividends issued in stock are reported by transferring the market value of the stock issued from retained earnings to common stock or treasury stock and additional paid-in capital. Stock splits are recorded by adjusting common stock and additional paid in capital by the par value of the additional shares. On May 27, 1998, the Board of Directors declared a two-for-one stock split, paid on June 30, 1998, increasing shares outstanding by 2,287,851 shares. On August 16, 2000 the Board of Directors declared a 5% stock dividend, paid on September 29, 2000, increasing shares outstanding by 206,520 shares.

EARNINGS AND DIVIDENDS PER COMMON SHARE: Basic earnings per common share is net income divided by the weighted average number of common shares considered to be outstanding during the period. ESOP shares are considered outstanding for this calculation unless unearned. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options. Earnings and dividends per common share are restated for all stock splits and dividends. Also, see Note 2.

COMPREHENSIVE INCOME (LOSS): Comprehensive income (loss) consists of net income and other comprehensive income (loss). Other comprehensive income (loss) includes the net change in net unrealized appreciation (depreciation) on securities available for sale, net of tax, which is also recognized as a separate component of shareholders' equity. Also, see Note 18.

DIVIDEND RESTRICTION: Certain restrictions exist regarding the ability of the subsidiaries to transfer funds to Rurban Financial Corp. in the form of cash dividends, loans or advances. Approximately $5,400,000 of undistributed earnings of the subsidiaries, included in consolidated retained earnings, plus current 2001 net profits is available for distribution to Rurban Financial Corp. as dividends in 2001 without prior regulatory approval.

FAIR VALUES OF FINANCIAL INSTRUMENTS: Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in Note 16. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect such estimates.

CONCENTRATIONS OF CREDIT RISK: The Corporation grants commercial, financial and agricultural, residential first mortgage and consumer loans to customers mainly in northern Ohio. Commercial loans include loans collateralized by commercial real estate, business assets and agricultural loans collateralized by crops and farm equipment. Commercial, financial and agricultural loans make up approximately 63% of the loan portfolio and the loans are expected to be repaid from cash flow from operations of businesses. Residential first mortgage loans make up approximately 19% of the loan portfolio and are collateralized by first mortgages on residential real estate. Consumer loans make up approximately 18% of the loan portfolio and are primarily collateralized by consumer assets.

--------------------------------------------------------------------------------

                                   (Continued)




                                     F-12.

                     RURBAN FINANCIAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999 and 1998

--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK: The Corporation, in the normal course of business, makes commitments to extend credit which are not reflected in the consolidated financial statements. A summary of these commitments is disclosed in Note 14.

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

NEW ACCOUNTING PRONOUNCEMENTS: Beginning January 1, 2001, a new accounting standard will require all derivatives to be recorded at fair value. Unless designated as hedges, changes in the fair values will be recorded in the income statement. Fair value changes involving hedges will generally be recorded by offsetting gains and losses on the hedge and on the hedged item, even if the fair value of the hedged item is not otherwise recorded. Adoption of this standard on January 1, 2001 did not have a material effect on the Corporation's financial condition or results of operations.

NOTE 2 - BASIC AND DILUTED EARNINGS PER COMMON SHARE

A reconciliation of the numerators and denominators of the computations of basic earnings per common share and diluted earnings per common share for the years ended December 31, 2000, 1999 and 1998 is presented below:

                                                                             Year Ended December 31,
                                                                             -----------------------
                                                                    2000              1999                1998
                                                                    ----              ----                ----
BASIC EARNINGS PER COMMON SHARE
     Net income                                               $    6,086,178     $    5,230,902    $      4,277,877
                                                              ==============     ==============    ================

     Weighted average common shares
       outstanding                                                 4,347,238          4,347,750           4,347,508
     Less:  Unallocated ESOP shares                                  (51,482)           (59,926)            (73,899)
                                                              --------------     --------------    ----------------

     Weighted average common shares
       outstanding for basic earnings
       per common share                                            4,295,756          4,287,824           4,273,609
                                                              ==============     ==============    ================

     Basic earnings per common share                          $         1.42     $         1.22    $           1.00
                                                              ==============     ==============    ================

DILUTED EARNINGS PER COMMON SHARE
     Net income                                               $    6,086,178     $    5,230,902    $      4,277,877
                                                              ==============     ==============    ================

     Weighted average common shares
       outstanding for basic earnings
       per common share                                            4,295,756          4,287,824           4,273,609

     Add:  Dilutive effects of assumed
       conversions and exercise of stock options                         198              8,740              31,931
                                                              --------------     --------------    ----------------

     Weighted average common and dilutive
       potential common shares outstanding                         4,295,954          4,296,564           4,305,540
                                                              ==============     ==============    ================

     Diluted earnings per common share                        $         1.42     $         1.22    $            .99
                                                              ==============     ==============    ================

--------------------------------------------------------------------------------

                                   (Continued)


                                     F-13.

                     RURBAN FINANCIAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999 and 1998

--------------------------------------------------------------------------------


NOTE 2 - BASIC AND DILUTED EARNINGS PER COMMON SHARE (Continued)

Incentive stock options for 225,855 shares of common stock were not considered in computing earnings per common share for 2000, and incentive stock options for 54,862 and 48,037 shares of common stock were not considered in computing earnings per common share for 1999 and 1998 because these options were not dilutive. Common share numbers have been restated for all stock splits and stock dividends.

NOTE 3 - SECURITIES AVAILABLE FOR SALE

Year end securities available for sale were as follows.

                                                                     Gross            Gross
                                                 Amortized        Unrealized       Unrealized
2000                                               Cost              Gains           Losses           Fair Value
----                                               ----              -----           ------           ----------
     U.S. Treasury and U.S.
       Government agency
       securities                            $     22,832,078    $    132,514     $     (68,272)   $     22,896,320
     Obligations of states and
       political subdivisions                      12,496,066         241,579          (162,036)         12,575,609
     Mortgage-backed securities                    49,576,863         585,638          (231,711)         49,930,790
     Marketable equity securities                   3,502,239               -                 -           3,502,239
                                             ----------------    ------------     -------------    ----------------

                                             $     88,407,246    $    959,731     $    (462,019)   $     88,904,958
                                             ================    ============     =============    ================

1999
----
     U.S. Treasury and U.S.
       Government agency
       securities                            $     19,794,342    $        618     $    (418,696)   $     19,376,264
     Obligations of states and
       political subdivisions                      11,235,056          19,984          (673,069)         10,581,971
     Mortgage-backed securities                    51,817,915             387        (1,252,779)         50,565,523
     Marketable equity securities                   2,595,150               -                 -           2,595,150
                                             ----------------    ------------     -------------    ----------------

                                             $     85,442,463    $     20,989     $  (2,344,544)   $     83,118,908
                                             ================    ============     =============    ================


--------------------------------------------------------------------------------

                                   (Continued)


                                     F-14.

                     RURBAN FINANCIAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999 and 1998

--------------------------------------------------------------------------------

NOTE 3 - SECURITIES AVAILABLE FOR SALE (Continued)

Contractual maturities of debt securities available for sale at December 31, 2000 were as follows. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

                                                                                      Available for Sale
                                                                                      ------------------
                                                                                 Amortized
                                                                                   Cost             Fair Value
                                                                                   ----             ----------

     Due in one year or less                                                 $      2,475,556    $     2,469,674
     Due after one year through five years                                         18,649,047         18,635,705
     Due after five years through ten years                                         7,251,574          7,472,873
     Due after ten years                                                            6,951,967          6,893,677
     Mortgage-backed securities                                                    49,576,863         49,930,790
                                                                             ----------------    ---------------

        Total debt securities available for sale                             $     84,905,007    $    85,402,719
                                                                             ================    ===============

Proceeds, gross gains and gross losses realized from sales of securities available for sale for the years ended December 31, 2000, 1999 and 1998 are as follows:

                                                              2000                 1999                 1998
                                                              ----                 ----                 ----

Proceeds from sales of debt securities
  available for sale                                     $    9,063,566     $     17,657,888       $   24,765,342
                                                         ==============     ================       ==============

Gross gains from sales of debt securities
  available for sale                                     $        6,080     $         25,648       $       73,245
Gross losses from sales of debt securities
  available for sale                                            (86,620)             (31,475)                (777)
                                                         --------------     ----------------       --------------

      Net gain (loss) on securities                      $      (80,540)    $         (5,827)      $       72,468
                                                         ==============     ================       ==============

At December 31, 2000, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies and corporations, in an amount greater than 10% of shareholders' equity.

Securities with an amortized cost of approximately $77,708,000 and $70,991,000 as of December 31, 2000 and 1999, were pledged to secure public and trust deposits and FHLB advances.

--------------------------------------------------------------------------------

                                   (Continued)


                                     F-15.

                     RURBAN FINANCIAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999 and 1998

--------------------------------------------------------------------------------


NOTE 4 - ALLOWANCE FOR LOAN LOSSES

The following is a summary of the activity in the allowance for loan losses account for the years ended December 31, 2000, 1999 and 1998:

                                                              2000                 1999                  1998
                                                              ----                 ----                  ----

Beginning balance                                        $    6,193,712       $    5,408,854       $    5,239,601
Provision for loan losses                                     2,100,000            1,215,000            1,080,000
Recoveries of previous charge-offs                              490,752              662,299              424,745
Losses charged to the allowance                              (1,569,494)          (1,092,441)          (1,335,492)
                                                         --------------       --------------       --------------

     Ending balance                                      $    7,214,970       $    6,193,712       $    5,408,854
                                                         ==============       ==============       ==============

At December 31, 2000 and 1999, loans past due more than 90 days and still accruing interest approximated $1,927,000 and $809,000.

Impaired loans were as follows.

                                                              2000                 1999                 1998
                                                              ----                 ----                 ----

Year end loans with no allowance for
  loan losses allocated                                 $     4,189,000      $             -       $     567,000
Year end loans with allowance for loan
  losses allocated                                            3,923,000            1,536,000             689,000
                                                        ---------------      ---------------       -------------
     Total impaired loans                               $     8,112,000      $     1,536,000       $   1,256,000
                                                        ===============      ===============       =============

Amount of allowance allocated                           $     2,410,000      $       807,000       $     225,000

Average of impaired loans during the
  year                                                        6,020,000            1,461,000           1,462,000
Interest income recognized during
  impairment                                                    416,000               40,000              11,000
Cash-basis interest income recognized                            89,000               17,000              11,000


NOTE 5 - PREMISES AND EQUIPMENT, NET

Premises and equipment, net at December 31, are summarized as follows:

                                                                               2000               1999
                                                                               ----               ----

        Land                                                              $     1,056,691     $      984,216
        Buildings and improvements                                              7,880,696          7,716,803
        Furniture and equipment                                                10,709,599          9,944,385
                                                                          ---------------     --------------
           Total cost                                                          19,646,986         18,645,404
        Accumulated depreciation and amortization                              (8,744,237)        (7,505,077)
                                                                          ---------------     --------------

                                                                          $    10,902,749     $   11,140,327
                                                                          ===============     ==============

--------------------------------------------------------------------------------

                                   (Continued)


                                     F-16.

                     RURBAN FINANCIAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999 and 1998

--------------------------------------------------------------------------------

NOTE 5 - PREMISES AND EQUIPMENT, NET (Continued)

The Corporation is obligated under non-cancelable leases for office space and equipment. Rent expense was $253,000, $229,000 and $266,000 for 2000, 1999 and
1998.

At December 31, 2000, minimum future lease payments are as follows for the years ended December 31:

                           2001                                          $         99,600
                           2002                                                    99,600
                           2003                                                    99,600
                           2004                                                    99,600
                           2005                                                    99,600
                           Thereafter                                             597,600
                                                                         ----------------

                                                                         $      1,095,600
                                                                         ================

NOTE 6 - INTEREST-BEARING DEPOSITS

Included in interest-bearing deposits are certificates of deposit in denominations of $100,000 or more of approximately $146,525,000 and $106,786,000 as of December 31, 2000 and 1999, respectively. Certificates of deposit obtained from brokers totaled approximately $55,507,000 and $29,000,000 as of December 31, 2000 and 1999, respectively.

At December 31, 2000, the scheduled maturities of certificates of deposit are as follows for the years ended December 31:

                           2001                                          $    245,615,475
                           2002                                                82,435,660
                           2003                                                21,112,651
                           2004                                                 2,885,600
                           2005                                                 2,265,557
                           Thereafter                                             873,576
                                                                         ----------------

                                                                         $    355,188,519
                                                                         ================

--------------------------------------------------------------------------------

                                   (Continued)


                                     F-17.

                     RURBAN FINANCIAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999 and 1998

--------------------------------------------------------------------------------

NOTE 7 - ADVANCES FROM FHLB

Advances from the FHLB of Cincinnati with fixed and variable interest rates ranging from 4.52% to 6.90% at December 31, 2000 and from 4.52% to 6.25% at December 31, 1999 mature as follows for the years ending December 31:

                                                                                2000               1999
                                                                                ----               ----

                           2000                                           $            -      $    4,121,389
                           2001                                                5,638,845           5,638,845
                           2002                                                4,175,069           1,925,069
                           2003                                               12,350,000           1,850,000
                           2004                                                5,000,000                   -
                           2005                                                        -                   -
                           Thereafter                                         25,000,000          22,500,000
                                                                          --------------      --------------
                                                                              52,163,914          36,035,303
                           Line of credit (LIBOR)                                      -           4,000,000
                                                                          --------------      --------------

                                                                          $   52,163,914      $   40,035,303
                                                                          ==============      ==============

At December 31, 2000 and 1999, in addition to FHLB stock, the Corporation pledged mortgage loans with a minimum carrying value of approximately $71,203,000 and $60,086,000 to the FHLB to secure advances outstanding.

NOTE 8 - JUNIOR SUBORDINATED DEBENTURES

On September 7, 2000, Rurban Statutory Trust 1 ("RST"), a wholly owned subsidiary of the Corporation, closed a pooled private offering of 10,000 Capital Securities with a liquidation amount of $1,000 per security. The proceeds of the offering were loaned to the Corporation in exchange for junior subordinated debentures with terms similar to the Capital Securities. The sole assets of RST are the junior subordinated debentures of the Corporation and payments thereunder. The junior subordinated debentures and the back-up obligations, in the aggregate, constitute a full and unconditional guarantee by the Corporation of the obligations of RST under the Capital Securities. Distributions on the Capital Securities are payable semi-annually at the annual rate of 10.6% and are included in interest expense in the consolidated financial statements. These securities are considered Tier 1 capital (with certain limitations applicable) under current regulatory guidelines. As of December 31, 2000, the outstanding principal balance of the Capital Securities was $10,000,000. The principal balance of the Capital Securities less unamortized issuance costs constitute the junior subordinated debentures in the financial statements.

--------------------------------------------------------------------------------

                                   (Continued)


                                     F-18.

                     RURBAN FINANCIAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999 and 1998

--------------------------------------------------------------------------------

NOTE 8 - JUNIOR SUBORDINATED DEBENTURES (Continued)

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

NOTE 9 - OTHER BORROWED FUNDS

At December 31, 1999, the Corporation had a line of credit of up to $10,000,000 with Fifth Third Bank of Northwestern Ohio, N.A. The line of credit was unsecured and required monthly variable rate interest payments and full principal payment at maturity on April 30, 2000. The line of credit had an outstanding balance of $7,000,000 as of December 31, 1999. During 2000, the Corporation replaced that line of credit with a line of credit from The Northern Trust Company of up to $15,000,000. The new line of credit is unsecured and requires monthly interest payments with full principal payment at maturity on April 27, 2001. The interest rate is variable based on the current federal funds rate and adjusts daily. The line of credit had an outstanding balance of zero at December 31, 2000. The line of credit agreement contains various covenants with which the Corporation must comply. As of December 31, 2000, management believes the Corporation is in compliance with all such covenants.

NOTE 10 - EMPLOYEE BENEFITS

EMPLOYEE STOCK OWNERSHIP PLAN: The Corporation has a noncontributory employee stock ownership plan ("ESOP") covering substantially all employees of the Corporation and its subsidiaries. Voluntary contributions are made by the Corporation to the plan. Each eligible employee is vested based upon years of service, including prior years of service. Contributions to the ESOP were $519,000, $260,000 and $715,000, and related expense attributable to the plan included in salaries and employee benefits were approximately $967,000, $572,000 and $568,000 in 2000, 1999 and 1998, respectively. The Corporation's contributions to the account of each employee become fully vested after three years of service.

Distributions to plan participants may be paid in cash or stock upon their termination of employment. During 2000 and 1999, 20,535 and 10,995 shares were withdrawn from the ESOP by participants who terminated their employment with the Company.

--------------------------------------------------------------------------------

                                   (Continued)


                                     F-19.

                     RURBAN FINANCIAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999 and 1998

--------------------------------------------------------------------------------


NOTE 10 - EMPLOYEE BENEFITS (Continued)

During 1996, the ESOP borrowed $1,505,527 from the Corporation to purchase 98,446 shares of common stock at a weighted average cost of $15.30 per share. Collateral for the loan is the unearned shares of common stock purchased by the ESOP with the loan proceeds. The loan will be repaid principally from the Corporation's discretionary contributions to the ESOP. The interest rate for the loan is 7.75%. Shares purchased by the ESOP are held in suspense until allocated among ESOP participants as the loan is repaid. During 2000, 1999 and 1998, the ESOP allocated 49,352 shares, 14,150 shares and 13,797 shares. Allocations of shares during 2000 included 46,616 shares purchased on the open market and 2,736 shares from unearned shares.

The ESOP shares as of December 31 were as follows:

                                                                                 2000              1999
                                                                                 ----              ----

        Allocated shares                                                          640,566            611,749
        Unearned shares                                                            50,115             52,851
                                                                           --------------     --------------

             Total ESOP shares                                                    690,681            664,600
                                                                           ==============     ==============

        Fair value of unearned ESOP shares at December 31                  $      582,587     $      679,509
                                                                           ==============     ==============

The Corporation accounts for its ESOP under AICPA Statement of Position ("SOP") 93-6. Compensation expense is recorded based on the average market price of the shares committed to be released for allocation to participant accounts and cash allocated to participant accounts. The difference between the market price and the cost of shares committed to be released is recorded as an adjustment to additional paid-in capital. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings; dividends on unearned ESOP shares are reflected as a reduction of debt and accrued interest or as a contribution to participant accounts.

STOCK OPTION PLAN: On March 12, 1997, the Board of Directors of the Corporation adopted the Rurban Financial Corp. Stock Option Plan ("Option Plan"). The purpose of the Option Plan is to advance the interests of the Corporation and its shareholders by granting directors, officers, and key employees of the Corporation options to increase their propriety interest in the Corporation. 420,000 shares of the Corporation's authorized unissued common stock were reserved for issuance under the Option Plan. The option exercise price shall not be less than the fair market value (as defined in the Option Plan) of the common stock on the date the option is granted, and the option term cannot exceed 10 years.

--------------------------------------------------------------------------------

                                   (Continued)


                                     F-20.

                     RURBAN FINANCIAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999 and 1998

--------------------------------------------------------------------------------

NOTE 10 - EMPLOYEE BENEFITS (Continued)

At December 31, 2000, 85,938 additional options were available to be granted. Eligible directors, officers and key employees are able to exercise options awarded to them at a rate of 20% per year. Options outstanding at December 31, 2000 had a range of exercise prices of $11.63 - $17.62 and a weighted average remaining contractual life of 8 years.

A summary of the activity in the Option Plan is as follows.

                                                     2 0 0 0                  1 9 9 9                 1 9 9 8
                                                     -------                  -------                 -------
                                                           Weighted                Weighted                Weighted
                                                            Average                 Average                 Average
                                                           Exercise                Exercise                Exercise
                                               Shares        Price     Shares        Price     Shares        Price
                                               ------        -----     ------        -----     ------        -----
     Outstanding at beginning
       of year                                  230,055   $  14.45       228,690  $  14.37       187,950  $   13.51
     Granted                                     91,250      11.63         6,825     17.62        48,037      17.62
     Exercised                                        -          -          (210)    13.51          (735)     13.51
     Forfeited                                   (4,200)     14.54        (5,250)    15.15        (6,562)     13.68
                                            -----------              -----------             -----------
     Outstanding at end of year                 317,105   $  13.64       230,055  $  14.45       228,690  $   14.37
                                            ===========              ===========             ===========

Options exercisable at December 31, 2000, 1999 and 1998 were as follows.

                                                     2 0 0 0                  1 9 9 9                 1 9 9 8
                                                     -------                  -------                 -------
                                                           Weighted                Weighted                Weighted
                                                            Average                 Average                 Average
Exercise                                                   Exercise                Exercise                Exercise
Prices                                         Number        Price     Number        Price     Number        Price
------                                         ------        -----     ------        -----     ------        -----
$13.51                                           99,225   $  13.51        64,785  $  13.51        30,555  $   13.51
$17.62                                           17,166      17.62         7,245     17.62             -          -
                                            -----------              -----------             -----------

Exercisable at year end                         116,391   $  14.12        72,030  $  13.92        30,555  $   13.51
                                            ===========              ===========             ===========

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

--------------------------------------------------------------------------------

                                   (Continued)


                                     F-21.

                     RURBAN FINANCIAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999 and 1998

--------------------------------------------------------------------------------

NOTE 10 - EMPLOYEE BENEFITS (Continued)
                                                                           2000            1999           1998
                                                                           ----            ----           ----

Net income as reported                                                 $   6,086,178  $   5,230,902  $    4,277,877
Pro forma net income                                                   $   5,943,434  $   5,083,603  $    4,143,146

Basic earnings per common share as reported                            $        1.42  $        1.22  $         1.00
Pro forma basic earnings per common share                              $        1.38  $        1.19  $          .97

Diluted earnings per common share as reported                          $        1.42  $        1.22  $          .99
Pro forma diluted earnings per common share                            $        1.38  $        1.18  $          .96


The pro forma effects are computed using option pricing models, using the following weighted-average assumptions as of grant date.

                                                                           2000            1999           1998
                                                                           ----            ----           ----

         Risk-free interest rate                                               5.68%          4.79%           5.38%
         Expected option life                                                    10             10              10
         Expected stock price volatility                                      17.35%          7.14%           5.45%
         Expected dividend yield                                               3.54%          2.67%           2.16%

         Resulting weighted average grant date
           fair value of stock options granted during
           the year                                                      $     2.49       $   2.83        $   3.93

401(K) PROFIT SHARING PLAN: The Corporation has 401(k) profit sharing plans. The annual expense of the plans is based on 50% matching of voluntary employee contributions of up to 6% of individual compensation. Employee contributions are vested immediately and the Corporation's matching contributions are fully vested after three years. The plans cover substantially all employees of the Corporation. Contributions to the plans were approximately $278,000, $221,000 and $196,000 and related expense attributable to the plans, included in salaries and employee benefits, were approximately $278,000, $220,000 and $186,000 in 2000, 1999 and 1998.

LIFE INSURANCE PLANS: Life insurance plans are provided for certain executive officers on a split-dollar basis. The Corporation is the owner of the split-dollar policies. The officers are entitled to a sum equal to two times either the employee's annual salary at death, if actively employed, or final annual salary, if retired, less $50,000. The Corporation is entitled to the remainder of the death proceeds less any loans on the policy and unpaid interest or cash withdrawals previously incurred by the Corporation. The employees have the right to designate a beneficiary(s) to receive their share of the proceeds payable upon death. The cash surrender value of these life insurance policies and life insurance policies related to the Corporation's

--------------------------------------------------------------------------------

                                   (Continued)

                                     F-22.

                     RURBAN FINANCIAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999 and 1998

--------------------------------------------------------------------------------

NOTE 10 - EMPLOYEE BENEFITS (Continued)

supplemental retirement plan totaled approximately $2,503,000 and $2,403,000 at December 31, 2000 and 1999, and is included in other assets in the consolidated balance sheets.

SUPPLEMENTAL RETIREMENT PLAN: The Corporation established a supplemental retirement plan for selected officers. The Corporation has purchased insurance contracts on the lives of certain participants in the supplemental retirement plan and has named the Corporation as beneficiary. While no direct contract exists between the supplemental retirement plan and the life insurance contracts, it is management's current intent that the proceeds from the insurance contracts will be used to help offset earlier payments made under the supplemental retirement plan. The Corporation is recording an expense equal to the projected present value of the payments due at retirement based on the projected remaining years of service using the straight line method. The obligations under the plans, net of payments already made, was approximately $1,015,000 and $820,000 at December 31, 2000 and 1999 and is included in other liabilities in the consolidated balance sheets. The expense attributable to the plans, included in salaries and employee benefits, was approximately $236,000, $165,000 and $210,000 in 2000, 1999 and 1998.

NOTE 11 - OTHER EXPENSES

The following is an analysis of other expenses for the years ended December 31, 2000, 1999 and 1998:

                                                             2000               1999              1998
                                                             ----               ----              ----

     Amortization of intangible assets                  $       210,000    $      210,000     $      385,000
     Advertising expense                                        513,411           448,971            434,353
     Professional fees                                        1,263,095         1,244,190          1,327,552
     Insurance expense                                          230,399           211,101            166,376
     Data processing fees                                       551,200           439,365            334,392
     Printing, stationery and supplies                          615,660           620,853            754,446
     Telephone and communications                               590,345           665,747            638,901
     Postage and delivery expense                               545,648           542,536            547,934
     State, local and other taxes                               611,481           470,742            635,845
     Other operating expenses                                 2,043,197         2,088,183          2,390,595
                                                        ---------------    --------------     --------------

                                                        $     7,174,436    $    6,941,688     $    7,615,394
                                                        ===============    ==============     ==============


--------------------------------------------------------------------------------

                                   (Continued)



                                     F-23.

                     RURBAN FINANCIAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999 and 1998

--------------------------------------------------------------------------------

NOTE 12 - INCOME TAX EXPENSE

Income tax expense consists of the following for the years ended December 31, 2000, 1999 and 1998:

                                                             2000              1999               1998
                                                             ----              ----               ----

        Current expense                                 $     4,200,359    $    1,612,264     $    2,151,100
        Deferred expense (benefit)                           (1,479,825)          748,673            (77,765)
                                                        ---------------    --------------     --------------

                                                        $     2,720,534    $    2,360,937     $    2,073,335
                                                        ===============    ==============     ==============

Income tax expense (benefit) on net gain (loss) on securities was $(27,384), $(1,981) and $24,639 in 2000, 1999 and 1998.

The difference between the financial statement income tax expense and amounts computed by applying the statutory federal income tax rate to income before income tax expense is as follows for the years ended December 31, 2000, 1999 and 1998:

                                                             2000               1999              1998
                                                             ----               ----              ----

     Statutory tax rate                                              34%               34%                34%
     Income taxes computed at the
       statutory federal income tax rate                $     2,994,282    $    2,581,225     $    2,159,412
     Add (subtract) tax effect of
         Tax-exempt income                                     (268,587)         (243,884)          (204,756)
         Non-deductible expenses and other                       (5,161)           23,596            118,679
                                                        ---------------    --------------     --------------

                                                        $     2,720,534    $    2,360,937     $    2,073,335
                                                        ===============    ==============     ==============

The components of the net deferred tax asset recorded in the consolidated balance sheets as of December 31, 2000 and 1999 are as follows:

                                                                               2000                 1999
                                                                               ----                 ----
     Deferred tax assets
         Provision for loan losses                                         $    2,082,361     $    1,629,197
         Mark to market adjustment                                                169,222                  -
         Net deferred loan fees                                                    91,733             81,581
         Accrued compensation and benefits                                        345,038            278,901
         Net unrealized depreciation on
           securities available for sale                                                -            790,008
         Other                                                                      5,704              5,897
                                                                           --------------     --------------
                                                                                2,694,058          2,785,584


--------------------------------------------------------------------------------

                                   (Continued)


                                     F-24.

                     RURBAN FINANCIAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999 and 1998

--------------------------------------------------------------------------------

NOTE 12 - INCOME TAX EXPENSE (Continued)

                                                                               2000                 1999
                                                                               ----                 ----
     Deferred tax liabilities
         Net unrealized appreciation on
           securities available for sale                                   $     (169,222)    $            -
         Originated mortgage servicing rights                                    (393,788)          (163,454)
         Mark to market adjustment                                                      -           (790,008)
         ESOP contributions                                                             -           (227,769)
         Depreciation                                                            (147,250)          (119,747)
         Purchase accounting adjustments                                          (60,145)           (96,143)
         Other                                                                    (15,185)            (1,220)
                                                                           --------------     --------------
                                                                                 (786,220)        (1,398,341)
     Valuation allowance                                                                -                  -
                                                                           --------------     --------------
                                                                           $    1,907,838     $    1,387,243
                                                                           ==============     ==============

NOTE 13 - RELATED PARTY TRANSACTIONS

Certain directors, executive officers and principal shareholders of the Corporation, including associates of such persons, are loan customers. A summary of the related party loan activity, for loans aggregating $60,000 or more to any one related party, follows for the years ended December 31, 2000 and 1999:

                                                                               2000                 1999
                                                                               ----                 ----

     Balance, January 1                                                    $    3,777,000     $    4,394,000
         New loans                                                              1,272,000          3,018,000
         Repayments                                                            (1,528,000)        (3,639,000)
         Other changes                                                            (43,000)             4,000
                                                                           --------------     --------------

     Balance, December 31                                                  $    3,478,000     $    3,777,000
                                                                           ==============     ==============

Other changes include adjustments for loans applicable to one reporting period that are excludable from the other reporting period.


--------------------------------------------------------------------------------

                                   (Continued)


                                     F-25.

                     RURBAN FINANCIAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999 and 1998

--------------------------------------------------------------------------------

NOTE 14 - COMMITMENTS, OFF-BALANCE-SHEET RISK AND CONTINGENCIES

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

The Corporation has the following commitments for terms of up to two years outstanding at December 31:

                                                                            2000                 1999
                                                                            ----                 ----

     Loan commitments and unused lines of credit                        $   139,705,000     $    121,415,000
     Standby letters of credit                                                2,394,000            1,935,000
     Commercial letters of credit                                                60,000              956,000
                                                                        ---------------     ----------------
                                                                        $   142,159,000     $    124,306,000
                                                                        ===============     ================

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

Salary continuation agreements with certain executive officers contain provisions regarding certain events leading to separation from the Corporation, before the executive officer's normal retirement date, which could result in cash payments in excess of amounts already accrued.

The Corporation was required to have approximately $4,777,000 and $4,493,000 of cash on hand or on deposit with the Federal Reserve Bank to meet regulatory reserve and clearing requirements at December 31, 2000 and 1999. These balances do not earn interest. Additionally, the Corporation was required to have approximately $1,250,000 of cash on deposit to meet other clearing requirements at December 31, 2000. This balance does earn interest.

--------------------------------------------------------------------------------

                                   (Continued)


                                     F-26.

                     RURBAN FINANCIAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999 and 1998

--------------------------------------------------------------------------------

NOTE 15 - PARENT COMPANY FINANCIAL STATEMENTS

Presented below are condensed financial statements for the parent company, Rurban Financial Corp.:

                            CONDENSED BALANCE SHEETS
                           December 31, 2000 and 1999

                                                                                    2000                1999
                                                                                    ----                ----
ASSETS
Cash and cash equivalents                                                       $     5,418,276    $        248,292
Investment in and advances to subsidiaries
     Banking subsidiaries                                                            44,421,456          44,357,990
     Non-banking subsidiaries                                                         3,981,655           3,307,475
                                                                                ---------------    ----------------
         Total investment in subsidiaries                                            48,403,111          47,665,465
Accounts receivable from subsidiaries                                                   194,558           2,312,160
Loans to banking subsidiaries                                                         7,600,000                   -
Other assets                                                                          1,539,283           1,812,969
                                                                                ---------------    ----------------

         Total assets                                                           $    63,155,228    $     52,038,886
                                                                                ===============    ================

LIABILITIES
Cash dividends payable                                                          $       521,365    $        455,479
Junior subordinated debentures                                                        9,697,385                   -
Borrowings from non-banking subsidiaries                                                310,000                   -
Other borrowed funds                                                                          -           7,000,000
Other liabilities                                                                     2,486,292             682,936
                                                                                ---------------    ----------------
         Total liabilities                                                           13,015,042           8,138,415

SHAREHOLDERS' EQUITY                                                                 50,140,186          43,900,471
                                                                                ---------------    ----------------

         Total liabilities and shareholders' equity                             $    63,155,228    $     52,038,886
                                                                                ===============    ================

--------------------------------------------------------------------------------

                                   (Continued)


                                     F-27.

                     RURBAN FINANCIAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999 and 1998

--------------------------------------------------------------------------------

NOTE 15 - PARENT COMPANY FINANCIAL STATEMENTS (Continued)


                         CONDENSED STATEMENTS OF INCOME
                  Years ended December 31, 2000, 1999 and 1998

                                                                    2000               1999              1998
                                                                    ----               ----              ----
INCOME
     Interest                                                  $       89,644     $            -    $             -
     Dividends from subsidiaries
         Banking subsidiaries                                      11,680,000                  -          3,900,000
         Non-banking subsidiaries                                     240,000          1,150,000                  -
                                                               --------------     --------------    ---------------
              Total                                                11,920,000          1,150,000          3,900,000
     Noninterest income                                             2,726,073          2,115,732          2,331,577
                                                               --------------     --------------    ---------------
         Total income                                              14,735,717          3,265,732          6,231,577

EXPENSE
     Interest expense on other borrowed funds                         710,711            334,921                  -
     Noninterest expense                                            5,181,941          4,013,677          4,737,137
                                                               --------------     --------------    ---------------
         Total expense                                              5,892,652          4,348,598          4,737,137
                                                               --------------     --------------    ---------------

INCOME (LOSS) BEFORE INCOME TAX BENEFIT AND EQUITY
  IN UNDISTRIBUTED NET INCOME OF SUBSIDIARIES                       8,843,065         (1,082,866)         1,494,440

Income tax benefit                                                  1,214,076            767,517            818,231
                                                               --------------     --------------    ---------------

INCOME (LOSS) BEFORE EQUITY IN UNDISTRIBUTED
  NET INCOME OF SUBSIDIARIES                                       10,057,141           (315,349)         2,312,671

Equity in undistributed (excess distributed)
  net income of subsidiaries
     Banking subsidiaries                                          (4,335,143)         6,301,416          1,469,830
     Non-banking subsidiaries                                         364,180           (755,165)           495,376
                                                               --------------     --------------    ---------------
         Total                                                     (3,970,963)         5,546,251          1,965,206
                                                               --------------     --------------    ---------------

NET INCOME                                                     $    6,086,178     $    5,230,902    $     4,277,877
                                                               ==============     ==============    ===============

--------------------------------------------------------------------------------

                                   (Continued)


                                     F-28.

                     RURBAN FINANCIAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999 and 1998

--------------------------------------------------------------------------------

NOTE 15 - PARENT COMPANY FINANCIAL STATEMENTS (Continued)

                       CONDENSED STATEMENTS OF CASH FLOWS
                  Years ended December 31, 2000, 1999 and 1998

                                                                    2000              1999               1998
                                                                    ----              ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES
     Dividends received from subsidiaries
         Banking subsidiaries                                  $   11,680,000     $            -    $     3,900,000
         Non-banking subsidiaries                                     240,000          1,150,000                  -
                                                               --------------     --------------    ---------------
              Total                                                11,920,000          1,150,000          3,900,000
     Cash received from subsidiaries-fees
       and commissions                                              4,843,675           (196,428)         2,331,577
     Cash paid to suppliers and employees                          (3,931,781)        (3,773,369)        (6,005,881)
     Interest received                                                 89,644                  -                  -
     Interest paid                                                   (710,711)          (334,921)                 -
     Income tax refunds                                             2,040,958            974,543          1,010,903
                                                               --------------     --------------    ---------------
         Net cash from operating activities                        14,251,785         (2,180,175)         1,236,599

CASH FLOWS FROM INVESTING ACTIVITIES
     Investment in banking subsidiaries                            (2,350,000)        (3,500,000)                 -
     Investment in non-banking subsidiaries                          (310,000)                 -                  -
     Proceeds from loans to banking subsidiaries                   (7,600,000)                 -                  -
                                                               --------------     --------------    ---------------

         Net cash from investing activities                       (10,260,000)        (3,500,000)                 -

CASH FLOWS FROM FINANCING ACTIVITIES
     Net proceeds from issuance of junior
       subordinated debentures                                      9,697,385                  -                  -
     Proceeds from borrowings from non-banking
       subsidiaries                                                   310,000                  -                  -
     Net proceeds from (repayment of) advances on
       line of credit                                              (7,000,000)         7,000,000                  -
     Cash dividends paid                                           (1,822,218)        (1,656,179)        (1,655,928)
     Proceeds from exercise of stock options                                -              2,838              9,931
     Cash paid in lieu of fractional shares for
       5% stock dividend                                               (6,968)                 -                  -
                                                               --------------     --------------    ---------------
         Net cash from financing activities                         1,178,199          5,346,659         (1,645,997)
                                                               --------------     --------------    ---------------

Net change in cash and cash equivalents                             5,169,984           (333,516)          (409,398)

Cash and cash equivalents at beginning
  of year                                                             248,292            581,808            991,206
                                                               --------------     --------------    ---------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                       $    5,418,276     $      248,292    $       581,808
                                                               ==============     ==============    ===============

--------------------------------------------------------------------------------

                                   (Continued)


                                     F-29.

                     RURBAN FINANCIAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999 and 1998

--------------------------------------------------------------------------------

NOTE 15 - PARENT COMPANY FINANCIAL STATEMENTS (Continued)

                 CONDENSED STATEMENTS OF CASH FLOWS (CONTINUED)
                  Years ended December 31, 2000, 1999 and 1998

                                                                   2000              1999                1998
                                                                   ----              ----                ----
RECONCILIATION OF NET INCOME TO NET CASH
  FROM OPERATING ACTIVITIES
      Net income                                              $    6,086,178     $    5,230,902    $      4,277,877
      Adjustments to reconcile net income to
        net cash from operating activities
         Equity in (undistributed) excess
           distributed net income of subsidiaries
              Banking subsidiaries                                 4,335,143         (6,301,416)         (1,469,830)
              Non-banking subsidiaries                              (364,180)           755,165            (495,376)
         Change in accounts receivable                             2,117,602         (2,312,160)                  -
         Change in other assets                                      273,686            262,417          (1,189,224)
         Change in other liabilities                               1,803,356            184,917             113,152
                                                              --------------     --------------    ----------------
              Net cash from operating activities              $   14,251,785     $   (2,180,175)   $      1,236,599
                                                              ==============     ==============    ================

NOTE 16 - FAIR VALUES OF FINANCIAL INSTRUMENTS

The following table shows the estimated fair values and the related carrying values of the Corporation's financial instruments at December 31, 2000 and 1999. Items which are not financial instruments are not included.

                                                       2 0 0 0                                1 9 9 9
                                       ------------------------------------     -------------------------------------
                                           Carrying           Estimated           Carrying            Estimated
                                             Value           Fair Value             Value            Fair Value
                                             -----           ----------             -----            ----------

Financial assets
----------------
Cash and cash equivalents              $     18,431,717    $     18,432,000   $      18,582,702   $      18,583,000
Interest-bearing deposits in
  other financial institutions                  110,000             110,000             110,000             110,000
Securities available for sale                88,904,958          88,905,000          83,118,908          83,119,000
Loans, net of allowance for loan
  losses (including loans held for sale)    570,587,971         568,326,000         502,287,251         500,424,000
Accrued interest receivable                   5,716,048           5,716,000           4,147,321           4,147,000
Cash surrender value of
  life insurance                              2,503,000           2,503,000           2,403,000           2,403,000

Financial liabilities
---------------------
Demand and savings deposits                (211,132,242)       (210,734,000)       (220,399,705)       (220,400,000)
Time deposits                              (355,188,519)       (356,930,000)       (298,896,379)       (298,311,000)
Federal funds purchased                     (13,200,000)        (13,200,000)        (10,900,000)        (10,900,000)
Advances from FHLB                          (52,163,914)        (52,418,000)        (40,035,303)        (38,066,000)
Junior subordinated debentures               (9,697,385)         (9,714,000)                  -                   -
Other borrowed funds                                  -                   -          (7,000,000)         (7,000,000)
Accrued interest payable                     (4,613,173)         (4,613,000)         (2,513,798)         (2,514,000)

--------------------------------------------------------------------------------

                                   (Continued)



                                     F-30.

                     RURBAN FINANCIAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999 and 1998

--------------------------------------------------------------------------------

NOTE 16 - FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)

For purposes of the above disclosures of estimated fair values, the following assumptions were used as of December 31, 2000 and 1999. The estimated fair value for cash and cash equivalents, accrued interest receivable, cash surrender value of life insurance and accrued interest payable are considered to approximate cost. The estimated fair value for interest-bearing deposits in other financial institutions and securities available for sale is based on quoted market values for the individual deposits or securities or for equivalent deposits or securities. The estimated fair value for loans is based on estimates of the difference in interest rates the Corporation would charge the borrowers for similar such loans with similar maturities made at December 31, 2000 and 1999, applied for an estimated time period until the loan is assumed to reprice or be paid and the allowance for loan losses is considered to be a reasonable estimate of discount for credit quality concerns. The estimated fair value for demand deposits, savings deposits, federal funds purchased, other borrowed funds with variable interest rates and the variable rate line of credit from the FHLB is based on their carrying value. The estimated fair value for time deposits, fixed rate advances from the FHLB and the junior subordinated debentures is based on estimates of the rate the Corporation would pay on such deposits or borrowings at December 31, 2000 and 1999, applied for the time period until maturity. The estimated fair value for other financial instruments and off-balance-sheet loan commitments approximate cost at December 31, 2000 and 1999 and are not considered significant to this presentation.

While these estimates of fair value are based on management's judgment of the most appropriate factors, there is no assurance that were the Corporation to have disposed of such items at December 31, 2000 and 1999, the estimated fair values would necessarily have been realized at that date, since market values may differ depending on various circumstances. The estimated fair values at December 31, 2000 and 1999 should not necessarily be considered to apply at subsequent dates.

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

NOTE 17 - REGULATORY MATTERS

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

--------------------------------------------------------------------------------

                                   (Continued)


                                     F-31.

                     RURBAN FINANCIAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999 and 1998

--------------------------------------------------------------------------------


NOTE 17 - REGULATORY MATTERS (Continued)

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

At year end, State Bank and consolidated actual capital levels (in millions) and minimum required levels were:

                                                                                                Minimum Required
                                                                     Minimum Required        To Be Well Capitalized
                                                                        For Capital          Under Prompt Corrective
                                                Actual               Adequacy Purposes         Action Regulations
                                                ------               -----------------         ------------------
                                          Amount      Ratio          Amount      Ratio         Amount     Ratio
                                          ------      -----          ------      -----         ------     -----
2000
----
Total capital (to risk weighted assets)
   Consolidated                           $  66.3    11.6%           $ 45.7      8.0%          $ 57.2     10.0%
   State Bank                                34.6    10.3              27.0      8.0             33.8     10.0
Tier 1 capital (to risk weighted assets)
   Consolidated                              59.1    10.3              22.9      4.0             34.3      6.0
   State Bank                                24.9     7.4              13.5      4.0             20.3      6.0
Tier 1 capital (to averaged assets)
   Consolidated                              59.1     8.5              27.8      4.0             34.7      5.0
   State Bank                                24.9     6.1              16.5      4.0             20.6      5.0

1999

Total capital (to risk weighted assets)
   Consolidated                           $  51.1    10.1%           $ 40.6      8.0%          $ 50.7     10.0%
   State Bank                                31.2    10.3              24.6      8.0             30.7     10.0
Tier 1 capital (to risk weighted assets)
   Consolidated                              44.9     8.5              20.3      4.0             30.4      6.0
   State Bank                                28.0     9.1              12.3      4.0             18.4      6.0
Tier 1 capital (to averaged assets)
   Consolidated                              44.9     7.2              24.8      4.0             31.0      5.0
   State Bank                                28.0     7.6              14.8      4.0             18.5      5.0

The Corporation and State Bank at year end 2000 and 1999 were categorized as well capitalized. All other subsidiary banks are not considered significant for this presentation.

--------------------------------------------------------------------------------

                                   (Continued)



                                     F-32.

                     RURBAN FINANCIAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999 and 1998

--------------------------------------------------------------------------------

NOTE 18 - OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) components and related taxes were as follows:

                                                                 2000               1999                 1998
                                                                 ----               ----                 ----
Net change in net unrealized appreciation
  (depreciation) on securities available
  for sale

     Net unrealized appreciation (depreciation)
       arising during the year                              $    2,740,727      $   (2,636,840)    $         54,098

     Reclassification adjustments for (gains)
       losses included in net income                                80,540               5,827              (72,468)
                                                            --------------      --------------     ----------------

         Net change in net unrealized appreciation
           (depreciation) on securities available
           for sale                                              2,821,267          (2,631,013)             (18,370)

Tax expense (benefit)                                              959,230            (894,544)              (2,452)
                                                            --------------      --------------     ----------------

     Total other comprehensive income (loss)                $    1,862,037      $   (1,736,469)    $        (15,918)
                                                            ==============      ==============     ================


NOTE 19 - SEGMENT INFORMATION

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

The accounting policies used are the same as those described in the summary of significant accounting policies. Segment performance is evaluated using net interest income, other revenue, operating expense, and net income. Goodwill is allocated. Income taxes and indirect expenses are allocated on revenue. Transactions among segments are made at fair value. The holding company allocates certain expenses to other segments, except no expenses are allocated to mortgage banking or to Rurban Life. Information reported internally for performance assessment follows.

--------------------------------------------------------------------------------

                                   (Continued)



                                     F-33.

                     RURBAN FINANCIAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999 and 1998

--------------------------------------------------------------------------------

NOTE 19 - SEGMENT INFORMATION (Continued)

2000
----

                                                               Mortgage             Data
                                              Banking           Banking          Processing            Other
                                              -------           -------          ----------            -----
Income statement information:
-----------------------------
Net interest income (expense)           $    26,156,349    $       197,934   $        (47,415)  $        81,000

Other revenue - external
  customers                                   3,061,748            144,057          5,123,805         2,943,251

Other revenue - other segments                        -                  -          1,389,863         2,929,625
                                        ---------------    ---------------   ----------------   ---------------

Net interest income
   and other revenue                         29,218,097            341,991          6,466,253         5,953,876

Noninterest expense                          16,372,598            303,701          5,681,075         8,716,131

Significant non-cash items:
     Depreciation and
       amortization                             959,416             31,190            938,102           174,421
     Provision for loan losses                2,100,000                  -                  -                 -

Income tax expense (benefit)                  3,549,622             14,000            266,961        (1,110,049)

Segment profit (loss)                         7,195,877             24,290            518,217        (1,652,206)

Balance sheet information:
--------------------------
Total assets                                691,764,552         12,726,998          4,763,318        14,987,580

Goodwill and intangibles                        300,000                  -                  -                 -

Premises and equipment
  expenditures, net                             555,021             18,078            916,141           166,311

2000
----

                                                 Total          Intersegment       Consolidated
                                               Segments          Elimination          Totals
                                               --------          -----------          ------
Income statement information:
-----------------------------
Net interest income (expense)               $    26,387,868   $              -   $    26,387,868

Other revenue - external
  customers                                      11,272,861                  -        11,272,861

Other revenue - other segments                    4,319,488         (4,319,488)                -
                                            ---------------   ----------------   ---------------

Net interest income
   and other revenue                             41,980,217         (4,319,488)       37,660,729

Noninterest expense                              31,073,505         (4,319,488)       26,754,017

Significant non-cash items:
     Depreciation and
       amortization                               2,103,129                  -         2,103,129
     Provision for loan losses                    2,100,000                  -         2,100,000

Income tax expense (benefit)                      2,720,534                  -         2,720,534

Segment profit (loss)                             6,086,178                  -         6,086,178

Balance sheet information:
--------------------------
Total assets                                    724,242,448        (23,424,746)      700,817,702

Goodwill and intangibles                            300,000                  -           300,000

Premises and equipment
  expenditures, net                               1,655,551                  -         1,655,551


--------------------------------------------------------------------------------

                                   (Continued)



                                     F-34.

                     RURBAN FINANCIAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999 and 1998

--------------------------------------------------------------------------------


NOTE 19 - SEGMENT INFORMATION (Continued)

1999
----
                                                               Mortgage             Data
                                              Banking           Banking          Processing            Other
                                              -------           -------          ----------            -----
Income statement information:
-----------------------------
Net interest income (expense)           $    22,764,187    $       511,462   $       (134,811)  $        68,060

Other revenue - external
  customers                                   3,070,510            760,049          4,381,746         2,851,691

Other revenue - other segments                        -                  -          1,368,622         2,206,550
                                        ---------------    ---------------   ----------------   ---------------

Net interest income
   and other revenue                         25,834,697          1,271,511          5,615,557         5,126,301

Noninterest expense                          15,403,697          1,346,149          5,112,291         7,179,090

Significant non-cash items:
     Depreciation and
       amortization                             774,668            120,696          1,061,980           179,280
     Provision for loan losses                1,215,000                  -                  -                 -

Income tax expense (benefit)                  2,940,249            (43,000)           171,111          (707,423)

Segment profit (loss)                         6,275,751            (31,638)           332,155        (1,345,366)

Balance sheet information:
--------------------------
Total assets                                621,665,973         13,342,963          4,792,283         6,091,461

Goodwill and intangibles                        480,000             30,000                  -                 -

Premises and equipment
  expenditures, net                             726,403             10,358            803,911           126,234

1999
----
                                                Total          Intersegment       Consolidated
                                              Segments          Elimination          Totals
                                              --------          -----------          ------
Income statement information:
-----------------------------
Net interest income (expense)              $    23,208,898   $              -   $    23,208,898

Other revenue - external
  customers                                     11,063,996                  -        11,063,996

Other revenue - other segments                   3,575,172         (3,575,172)                -
                                           ---------------   ----------------   ---------------

Net interest income
   and other revenue                            37,848,066         (3,575,172)       34,272,894

Noninterest expense                             29,041,227         (3,575,172)       25,466,055

Significant non-cash items:
     Depreciation and
       amortization                              2,136,624                  -         2,136,624
     Provision for loan losses                   1,215,000                  -         1,215,000

Income tax expense (benefit)                     2,360,937                  -         2,360,937

Segment profit (loss)                            5,230,902                  -         5,230,902

Balance sheet information:
--------------------------
Total assets                                   645,892,680        (18,109,156)      627,783,524

Goodwill and intangibles                           510,000                  -           510,000

Premises and equipment
  expenditures, net                              1,666,906                  -         1,666,906

--------------------------------------------------------------------------------

                                   (Continued)

                                     F-35.

                     RURBAN FINANCIAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999 and 1998

--------------------------------------------------------------------------------

NOTE 19 - SEGMENT INFORMATION (Continued)

1998
----
                                                               Mortgage             Data
                                              Banking           Banking          Processing            Other
                                              -------           -------          ----------            -----
Income statement information:
-----------------------------
Net interest income (expense)           $    19,972,335    $       506,359   $        (20,201)  $        92,096

Other revenue - external
  customers                                   2,396,019          1,719,589          3,553,998         2,841,028

Other revenue - other segments                    5,164                  -          1,314,752         2,407,715
                                        ---------------    ---------------   ----------------   ---------------

Net interest income
   and other revenue                         22,373,518          2,225,948          4,848,549         5,340,839

Noninterest expense                          14,425,520          3,059,817          4,237,517         5,634,788

Significant non-cash items:
     Depreciation and
       amortization                             688,156            320,037            929,038           134,317
     Provision for loan losses                1,080,000                  -                  -                 -

Income tax expense (benefit)                  2,240,587           (248,498)           208,177          (126,931)

Segment profit (loss)                         4,627,411           (585,371)           402,855          (167,018)

Balance sheet information:
--------------------------
Total assets                                532,744,285         19,771,508          4,747,584         5,081,398

Goodwill and intangibles                        660,000             60,000                  -                 -

Premises and equipment
  expenditures, net                           1,287,941            225,505          2,639,115           350,071

1998
----
                                                Total          Intersegment       Consolidated
                                              Segments          Elimination          Totals
                                              --------          -----------          ------
Income statement information:
-----------------------------
Net interest income (expense)              $    20,550,589   $              -   $    20,550,589

Other revenue - external
  customers                                     10,510,634                  -        10,510,634

Other revenue - other segments                   3,727,631         (3,727,631)                -
                                           ---------------   ----------------   ---------------

Net interest income
   and other revenue                            34,788,854         (3,727,631)       31,061,223

Noninterest expense                             27,357,642         (3,727,631)       23,630,011

Significant non-cash items:
     Depreciation and
       amortization                              2,071,548                  -         2,071,548
     Provision for loan losses                   1,080,000                  -         1,080,000

Income tax expense (benefit)                     2,073,335                  -         2,073,335

Segment profit (loss)                            4,277,877                  -         4,277,877

Balance sheet information:
--------------------------
Total assets                                   562,344,775        (25,189,996)      537,154,779

Goodwill and intangibles                           720,000                  -           720,000

Premises and equipment
  expenditures, net                              4,502,632                  -         4,502,632


--------------------------------------------------------------------------------

                                   (Continued)



                                     F-36.

                     RURBAN FINANCIAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999 and 1998

--------------------------------------------------------------------------------

NOTE 20 - QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                                          Earnings per Share
                                        Interest        Net Interest        Net           ------------------
                                         Income            Income         Income           Basic and Diluted
                                         ------            ------         ------           -----------------

1999
----
     First quarter                    $  10,174,563    $  5,336,635     $  1,052,050           $    .25
     Second quarter                      11,104,818       5,804,799        1,274,651                .30
     Third quarter                       11,357,377       5,719,081        1,418,318                .33
     Fourth quarter                      12,316,053       6,348,383        1,485,883                .34
                                      -------------    ------------     ------------           --------
             Total                    $  44,952,811    $ 23,208,898     $  5,230,902           $   1.22
                                      =============    ============     ============           ========

2000
----
     First quarter                    $  12,659,590    $  6,316,677     $  1,518,661           $    .35
     Second quarter                      13,656,274       6,585,579        1,650,502                .38
     Third quarter                       14,585,032       6,683,183        1,713,857                .40
     Fourth quarter                      15,122,041       6,802,429        1,203,158                .29
                                      -------------    ------------     ------------           --------
             Total                    $  56,022,937    $ 26,387,868     $  6,086,178           $   1.42
                                      =============    ============     ============           ========


During the fourth quarter of 2000, an additional provision for loan losses of $300,000 was recorded due to the levels of impaired loans and charges-offs.


--------------------------------------------------------------------------------

                                     F-37.

                             RURBAN FINANCIAL CORP.

                           ANNUAL REPORT ON FORM 10-K
                     FOR FISCAL YEAR ENDED DECEMBER 31, 2000
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

 10(y)                     Employees' Stock Ownership and Savings Plan     Incorporated herein by reference to
                           of Rurban Financial Corp.                       Registrant's Annual Report on Form 10-K
                                                                           for the fiscal year ended December 31,
                                                                           1999 (File No. 0-13507) [Exhibit 10(y)].

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

Exhibit No.                Description                                     Reference No.
-----------                -----------                                     -------------
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