Form 10-Q
period 2001-03-31
RURBAN FINANCIAL CORP
filed 2001-05-15
CIK 767405

                                    Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended March 31, 2001
                                           --------------

                                       OR

     [ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________to___________________________

Commission file number 0-13507
                       -------

                             RURBAN FINANCIAL CORP.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Ohio                                     34-1395608
-------------------------------      ------------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
incorporation or organization)

                    401 Clinton Street, Defiance, Ohio 43512
                    ----------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (419) 783-8950
            --------------------------------------------------------
              (Registrant's telephone number, including area code)

                                      None
   --------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report.)

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

         The number of common shares of Rurban Financial Corp. outstanding was 4,347,238 on May 1, 2001.

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

Item 1. Financial Statements
----------------------------

The interim condensed consolidated financial statements of Rurban Financial Corp. are unaudited; however, the information contained herein reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of financial condition and results of operations for the interim periods presented. All adjustments reflected in these financial statements are of a normal recurring nature in accordance with Rule 10-01 (b) (8) of Regulation S-X. Results of operations for the three months ended March 31, 2001 are not necessarily indicative of results for the complete year.

RURBAN FINANCIAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)


                                                                March 31,           December 31,          March 31,
                                                                  2001                  2000                2000
                                                           ------------------     ----------------    -----------------
                                                               (Unaudited)             (Note)            (Unaudited)

ASSETS
   Cash and due from banks                                 $       17,628,648     $      18,431,717    $      19,336,049
   Interest-bearing deposits in other
      financial institutions                                          110,000               110,000              110,000
   Securities available for sale                                   91,150,408            88,904,958           85,964,330
   Loans held for sale, net of valuation
       allowance of $0.                                             1,951,794             1,166,716            6,563,302
   Loans, net of allowance for losses of $7,661,778
        at March 31, 2001, $7,214,970 at December 31,
        2000 and $6,519,685 at March 31, 2000                     571,315,451           569,421,255          506,641,976
   Accrued interest receivable                                      5,967,447             5,716,048            4,864,365
   Premises and equipment, net                                     12,290,959            10,902,749           10,876,118
   Other assets                                                     7,167,240             6,164,259            8,411,722
                                                             -----------------     ----------------     ----------------
      Total assets                                         $      707,581,947      $    700,817,702    $     642,767,862
                                                             =================     ================     ================

                                       3
                                  (Continued)

RURBAN FINANCIAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)


                                                            March 31,        December 31,          March 31,
                                                              2001              2000                 2000
                                                         -------------      --------------      --------------
                                                          (Unaudited)          (Note)             (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
   Deposits
      Noninterest-bearing                                $  41,713,708       $  47,989,547       $  44,554,202
      Interest-bearing                                     543,400,228         518,331,214         484,138,055
                                                         -------------       -------------       -------------
         Total deposits                                    585,113,936         566,320,761         528,692,257
   Federal funds purchased                                   2,000,000          13,200,000          18,637,000
   Advances from Federal Home Loan Bank (FHLB)              51,493,382          52,163,914          38,869,033
   Other borrowed funds                                            -                   -             5,600,000
   Junior subordinated debentures                            9,694,609           9,690,677                 -
   Accrued interest payable                                  4,965,611           4,613,173           2,845,196
   Other liabilities                                         2,256,821           4,688,991           3,156,735
                                                         -------------       -------------       -------------
         Total liabilities                                 655,524,359         650,677,516         597,800,221

Shareholders' equity
   Common stock, stated value $2.50 per share;
      shares authorized: 10,000,000;
      shares issued: 4,575,702;
      shares outstanding: 4,347,238 at March 31,
        2001, 4,347,238 at December 31, 2000 and
        4,140,718 at March 31, 2000                         11,439,255          11,439,255          11,439,255
   Additional paid-in capital                               11,113,340          11,113,340          11,518,469
   Retained earnings                                        32,522,826          31,450,244          31,110,340
   Accumulated other comprehensive income (loss),
      net of tax of $584,177 at March 31, 2001,
      $169,222 at December 31, 2000 and $(808,209) at
      March 31, 2000                                         1,133,992             328,490          (1,568,878)
   Unearned ESOP shares                                       (682,124)           (721,442)           (868,695)
   Treasury stock; shares at cost March 31, 2001 -
      228,464, December 31, 2000 - 228,464 and
      March 31, 2000 - 434,984                              (3,469,701)         (3,469,701)         (6,662,850)
                                                         -------------       -------------       -------------

         Total shareholders' equity                         52,057,588          50,140,186          44,967,641
                                                         -------------       -------------       -------------

         Total liabilities and shareholders' equity      $ 707,581,947       $ 700,817,702       $ 642,767,862
                                                         =============       =============       =============

See notes to condensed consolidated financial statements (unaudited)

Note:  The balance sheet at December 31, 2000 has been derived from the audited consolidated financial statements at that date.

RURBAN FINANCIAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                                                                Three Months Ended
                                                                                    March 31,
                                                                    -------------------------------------------
                                                                           2001                    2000
Interest income
   Interest and fees on loans                                     $         13,328,068    $         11,320,731
   Interest and dividends on securities:
      Taxable                                                                1,341,548               1,141,317
      Tax-exempt                                                               156,576                 140,136
   Other                                                                        14,294                  57,406
                                                                    -------------------     -------------------
      Total interest income                                                 14,840,486              12,659,590

Interest expense
   Deposits                                                                  6,959,511               5,378,964
   Borrowings                                                                1,229,958                 963,949
                                                                    -------------------     -------------------
      Total interest expense                                                 8,189,469               6,342,913
                                                                    -------------------     -------------------

Net interest income                                                          6,651,017               6,316,677
   Provision for loan losses                                                   525,000                 450,000
                                                                    -------------------     -------------------

Net interest income after provision
   for loan losses                                                           6,126,017               5,866,677

Noninterest income
   Service charges on deposit accounts                                         465,145                 396,534
   Loan servicing fees                                                         167,666                 166,769
   Trust fees                                                                  725,801                 780,570
   Data service fees                                                         1,486,774               1,340,463
   Net loss on securities                                                         -                    (80,540)
   Net gain on sales of loans                                                  180,034                 170,462
   Other income                                                                212,537                 176,975
                                                                    -------------------     -------------------
      Total noninterest income                                               3,237,957               2,951,233

Noninterest expense
   Salaries and employee benefits                                            3,961,182               3,711,821
   Net occupancy expense of premises                                           306,774                 291,815
   Equipment rentals, depreciation and maintenance                             915,348                 814,989
   Other expenses                                                            1,837,708               1,734,534
                                                                    -------------------     -------------------
      Total noninterest expense                                              7,021,012               6,553,159
                                                                    -------------------     -------------------

Income before income tax expense                                             2,342,962               2,264,751
   Income tax expense                                                          748,711                 746,090
                                                                    -------------------     -------------------
Net income                                                        $          1,594,251    $          1,518,661
                                                                    ===================     ===================

Basic and diluted earnings per common share (Note B)              $               0.37    $               0.35
                                                                    ===================     ===================
Dividends declared per share                                      $               0.12    $              0.105
                                                                    ===================     ===================


See notes to condensed consolidated financial statements (unaudited)

RURBAN FINANCIAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)


                                                     Three Months                    Three Months
                                                         Ended                          Ended
                                                    March 31, 2001                  March 31, 2000
                                                         Total                          Total
                                                     Shareholders'                  Shareholders'
                                                        Equity                          Equity
                                                  --------------------           ---------------------

Balance at beginning of period                            $50,140,186                     $43,900,471

Net Income                                                  1,594,251                       1,518,661

Other comprehensive income (loss):
     Net change in unrealized gains (losses)
          on securities available for sale, net               805,502                        (35,331)
                                                  --------------------           ---------------------
Total comprehensive income                                  2,399,753                       1,483,330

Cash dividends declared                                     (521,669)                       (455,479)

Paydown of ESOP loan                                           39,318                          39,319
                                                  --------------------           ---------------------

Balance at end of period                                  $52,057,588                     $44,967,641
                                                  ====================           =====================


See notes to condensed consolidated financial statements (unaudited)

RURBAN FINANCIAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                                            Three Months Ended
                                                                                                March 31,
                                                                             -------------------------------------------------
                                                                                     2001                        2000
Cash Flows From Operations
   Cash received from customers'  fees and commissions                     $             3,057,923     $            2,861,311
   Cash paid to suppliers and employees                                                 (8,648,176)                (7,542,800)
   Loans originated for sale                                                            (7,775,672)                (6,116,437)
   Proceeds from sales of loans held for sale                                            7,170,628                  6,873,182
   Interest received                                                                    14,589,087                 12,187,383
   Interest paid                                                                        (7,837,031)                (6,011,515)
   Income taxes paid                                                                    (1,900,000)                        --
                                                                             ----------------------      ---------------------
         Net cash from operating activities                                             (1,343,241)                 2,251,124

Cash Flows From Investing Activities:
   Proceeds from principal repayments, maturities and
      calls of securities available for sale                                             9,011,215                  1,534,045
   Proceeds from sales of securities available for sale                                         --                  9,063,566
   Purchase of securities available for sale                                           (10,036,208)               (13,577,105)
   Net change in loans                                                                  (2,510,709)               (12,042,914)
   Recoveries on loan charge-offs                                                           91,513                     88,604
   Premises and equipment expenditures, net                                             (1,894,945)                  (219,918)
                                                                             ----------------------      ---------------------
         Net cash from investing activities                                             (5,339,134)               (15,153,722)

Cash Flows From Financing Activities:
   Net change in deposits                                                               18,793,175                  9,396,173
   Net change in federal funds purchased                                               (11,200,000)                 7,737,000
   Proceeds from FHLB advances                                                          13,500,000                         --
   Repayments of FHLB advances                                                         (14,170,532)                (1,166,270)
   Net change in other borrowed funds                                                           --                 (1,400,000)
   Cash dividends paid                                                                  (1,043,337)                  (910,958)
                                                                             ----------------------      ---------------------
         Net cash from financiing activities                                             5,879,306                 13,655,945
                                                                             ----------------------      ---------------------

Net change in cash and cash equivalents                                                   (803,069)                   753,347

Cash and cash equivalents at beginning of period                                        18,431,717                 18,582,702
                                                                             ----------------------      ---------------------

Cash and cash equivalents at end of period                                 $            17,628,648     $           19,336,049
                                                                             ======================      =====================


                                       7
                                  (Continued)

RURBAN FINANCIAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED (UNAUDITED)


                                                                                             Three Months Ended
                                                                                               March 31,
                                                                             -----------------------------------------------
                                                                                    2001                       2000
Reconciliation Of Net Income To Net
   Cash From Operating Activities
   Net Income                                                              $           1,594,251     $            1,518,661
   Adjustments to reconcile net income to net cash from
      operating activities:
         Depreciation                                                                    506,735                    484,127
         Amortization of intangible assets                                                45,000                     75,000
         Amortization of deferred debt issue costs                                         3,932                         --
         Provision for loan losses                                                       525,000                    450,000
         Net loss on securities                                                               --                     80,540
         Loans originated for sale                                                    (7,775,672)                (6,116,437)
         Proceeds from sales of loans held for sale                                    7,170,628                  6,873,182
         Net gain on sales of loans                                                     (180,034)                  (170,462)
         Paydown of ESOP loan                                                             39,318                     39,319
         Change in accrued interest receivable                                          (251,399)                  (472,207)
         Change in other assets                                                       (1,462,936)                  (316,343)
         Change in accrued interest payable                                              352,438                    331,398
         Change in other liabilities                                                  (1,910,502)                  (525,654)
                                                                             --------------------      ---------------------
               Net cash from operating activities                          $          (1,343,241)    $            2,251,124
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

For further information, refer to the consolidated financial statements and footnotes included in the Corporation's annual report for the year ended December 31, 2000.

NOTE B--EARNINGS AND DIVIDENDS PER COMMON SHARE

Earnings per common share have been computed based on the weighted average number of shares outstanding during the periods presented. The number of shares used in the computation of basic and diluted earnings per common share was:

                                                        March 31,
                                                        ---------
                                             2001                        2000
                                             ----                        ----
Basic earnings per share                  4,297,124                    4,295,757
Diluted earnings per share                4,300,353                    4,295,757


NOTE C--ACCOUNTING STANDARDS IMPLEMENTED IN 2001

On January 1, 2001, the Corporation adopted SFAS No. 133 which requires derivatives to be recorded at fair value. Unless designated as hedges, changes in the fair values will be recorded in the income statement. Fair value changes involving hedges will generally be recorded by offsetting gains and losses on the hedge and on the hedged items, even if the fair value of the hedged item is not otherwise recorded. Adoption of this standard on January 1, 2001 did not have a material effect on the Corporation's financial condition or results of operations.

NOTE D - RECLASSIFICATIONS

Certain amounts appearing in the December 31, 2000 financial statements have been reclassified to conform to the current presentation.




                                       9
                                  (Continued)

NOTE E--RISK ELEMENTS AND LOAN LOSS RESERVE

ALLOWANCE FOR LOAN LOSSES

The following is a summary of the activity in the allowance for loan losses account for the three months ended March 31, 2001 and 2000 and the year ended December 31, 2000.


                                                                  March 31,          December 31,             March 31,
                                                                      2001              2000                  2000
                                                                      ----              ----                  ----

Beginning balance                                                $7,214,970          $6,193,712             $6,193,712
Provision for loan losses                                           525,000           2,100,000                450,000
Recoveries of previous charge-offs                                   91,513             490,752                 88,604
Losses charged to the allowance                                    (169,705)         (1,569,494)              (212,631)
                                                                   ---------         -----------            ----------
     Ending balance                                              $7,661,778          $7,214,970             $6,519,685
                                                                 ==========          ==========             ==========

At March 31, 2001, December 31, 2000 and March 31, 2000 loans past due more than 90 days and still accruing interest approximated $1,938,000, $1,927,000 and $1,231,000.

Impaired loans were as follows:


                                                                       March 31,           December 31,
                                                                         2001                2000
                                                                         ----                ----

Loans with no allowance for loan losses allocated                     $6,595,000           $4,189,000

Loans with allowance for loan losses allocated                         3,383,000            3,923,000
                                                                       ---------            ---------
   Total impaired loans                                               $9,978,000           $8,112,000
                                                                      ==========           ==========
Amount of allowance allocated                                         $2,332,000           $2,410,000
                                                                      ==========           ==========

There have been no changes in the Risk Elements and Loan Loss Reserve activity that would materially effect the Corporation's financial position or results of operations for the three months ended March 31, 2001.




                                       10
                                  (Continued)

NOTE F--BENEFIT PLANS

The Corporation's shareholders adopted a stock option plan in 1997. Under the terms of this plan, options for up to 420,000 shares of the Corporation's common stock may be granted to key employees and directors of the Corporation and its subsidiaries. Stock option plans are used to reward employees and provide them with an additional equity interest. Options are issued for 10 year periods with varying vesting periods. The exercise price of the options is determined at the time of grant by a committee of the Board of Directors and cannot be less than the fair market value of the stock on the date of grant.

SFAS No. 123 requires pro forma disclosure for companies that do not adopt a fair value accounting method for stock-based employee compensation. Accordingly, the following pro forma information presents net income and earnings per common share had the fair value method been used to measure compensation cost for stock option plans. Compensation cost actually recognized for stock options was $-0-for the three months ended March 31, 2001 and 2000.


                                                                                         2001                     2000
                                                                                         ----                     ----
     Net income for the three months ended March 31                                $1,594,251               $1,518,661
     Pro forma net income for the three months ended March 31                      $1,543,627               $1,484,874
     Basic and diluted earnings per common share as reported
         for the three months ended March 31                                       $      .37               $      .35
     Pro forma basic and diluted earnings per common share
         for the three months ended March 31                                       $      .36               $      .34

There were no options granted during the three months ended March 31, 2001. In future years, the pro forma effect of not applying this standard is expected to increase as additional options are granted.

Information about option grants, forfeitures and exercises follows:

                                                                Number of
                                                               Outstanding
                                                                 Options
                                                               -----------
     Outstanding, January 1, 2001                                 317,105
     Forfeited during three months ended March 31, 2001            (1,262)
                                                               -----------
     Outstanding, March 31, 2001                                  315,843
                                                               ===========

Options exercisable at March 31, 2001 totaled 116,391.




                                       11
                                  (Continued)

NOTE G - COMMITMENTS AND CONTINGENCIES

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

NOTE H - SEGMENT INFORMATION

The reportable segments are determined by the products and services offered, primarily distinguished between banking and data processing operations. Other segments include the accounts of the holding company, Rurban Financial Corp., which provides management services to its subsidiaries; Reliance Financial Services, N.A., which provides trust and financial services to customers nationwide; Rurban Life, which provides insurance products to customers of the Corporation's subsidiary banks; Rurban Mortgage Company, which provides mortgage banking services; and Rurban Statutory Trust 1 which issued Capital Securities. Information reported internally for performance assessment follows.




                                       12
                                  (Continued)

As of and for three months ended March 31, 2001


                                                       Data                             Total        Intersegment     Consolidated
                                      Banking       Processing         Other           Segments       Elimination         Totals
                                   -------------------------------------------------------------------------------------------------
Income statement information:
-----------------------------
  Net interest income (expense)    $  6,629,615        ($37,229)    $     58,631     $  6,651,017    $         --       $  6,651,017

  Other revenue - external
    customers                           957,217       1,486,774          793,966        3,237,957              --          3,237,957

  Other revenue - other segments             --         373,332          645,405        1,018,737      (1,018,737)                --
  Net interest income              ------------     -----------     ------------     ------------    ------------       ------------
    and other revenue                 7,586,832       1,822,877        1,498,002       10,907,711      (1,018,737)         9,888,974

  Noninterest expense                 4,320,757       1,528,798        2,190,194        8,039,749      (1,018,737)         7,021,012

  Significant non-cash items:
    Depreciation and
      amortization                      244,725         260,882           50,060          555,667              --            555,667
    Provision for loan losses           525,000              --               --          525,000              --            525,000

  Income tax expense (benefit)          887,416          99,987         (238,692)         748,711              --            748,711

  Segment profit (loss)               1,853,659         194,092         (453,500)       1,594,251              --          1,594,251

Balance sheet information:
--------------------------
  Total assets                      703,399,069       5,975,562       16,873,400      726,248,031     (18,666,084)       707,581,947

  Goodwill and intangibles              255,000              --               --          255,000              --            255,000

  Premises and equipment
    expenditures, net                   304,521       1,573,954           16,470        1,894,945              --          1,894,945

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

                                    LIQUIDITY

Liquidity relates primarily to the Corporation's ability to fund loan demand, meet deposit customers' withdrawal requirements and provide for operating expenses. Assets used to satisfy these needs consist of cash, federal funds sold, securities available for sale and loans held for sale. These assets are commonly referred to as liquid assets. Liquid assets were $111 million at March 31, 2001, compared to $109 million at December 31, 2000. Management recognizes securities may need to be sold in the future to help fund loan demand and, accordingly, as of March 31, 2001, the entire securities portfolio of $91 million was classified as available for sale. Significant additional off balance sheet liquidity is available in the form of FHLB advances, unused federal funds lines from correspondent banks, the Rurban $15 million line of credit and the national certificate of deposit market.

                                CAPITAL RESOURCES

Total shareholders' equity net of unearned ESOP shares was $52,057,588 as of March 31, 2001, an increase of $1,917,402, over the $50,140,186 as of December 31, 2000 and an increase of $7,089,947 over the $44,967,641 as of March 31, 2000. The increase for the three months ended March 31, 2001 was a result of first quarter's net income of $1,594,251, a net $805,502 increase in net unrealized appreciation on securities available for sale, net of tax; offset by dividends declared of $521,669.

The Corporation and each of the Corporation's subsidiary banks exceed the applicable "well capitalized" regulatory capital requirements at March 31, 2001. To supplement regulatory capital, in September 2000, the Corporation issued $10,000,000 of junior subordinated debt securities which qualify as their 1 capital for regulatory purposes, subject to certain limitations. This additional capital is intended to position the Corporation to sustain its growth while continuing to maintain regulatory "well-capitalized" status.




                                       14
                                  (Continued)

As of March 31, 2001, management is not aware of any current recommendations by banking regulatory authorities which, if they were to be implemented, would have, or are reasonably likely to have, a material adverse effect on the Corporation's liquidity, capital resources or operations.

Supplemental Information
------------------------

Material Changes in Financial Condition
---------------------------------------

Net loans and loans held for sale increased $3 million to $573 million at March 31, 2001. Commercial loans increased $5 million while consumer loans decreased $1 million. Real estate loans (residential and commercial) changed minimally. Premises and equipment and other assets combined increased $2.5 million. This was primarily due to the purchase of the mainframe computer equipment and related maintenance contract at RDSI.

Deposits increased $19 million during the first three months of 2001 as a result of competitive rate offerings on standard and special certificate of deposit
(CD) products, targeted direct calling programs and periodic entry into the national CD market. This deposit increase was offset by decreases in federal funds purchased of $11 million and advances from FHLB of $1 million.

Material Changes in Results of Operations
-----------------------------------------

Net interest income increased $334,340 (5%) to $6,651,017 for the three months ended March 31, 2001 compared to $6,316,677 for the first quarter of 2000. Both interest income and interest expense increased during the quarter ended March 31, 2001 compared to the same period of 2000, with interest income increasing more than interest expense. The increase was due to increases in both earning assets and deposits and borrowed funds. Noninterest income was $3,237,957 for the quarter ended March 31, 2001 compared to $2,951,233 for the same period in 2000 an increase of $286,724 (10%). The increase in noninterest income was primarily a result of increases in data service fees and service charges on deposits.

Noninterest expense increased $467,853 (7%) to $7,021,012 for the quarter ended March 31, 2001 compared to $6,553,159 for the same period of 2000. Increases in salaries and benefits and equipment rentals, depreciation and maintenance accounted for the majority of this increase.

The provision for loan losses of $525,000 increased $75,000 (17%) compared to the first three months of 2000 due to increases in loan balances and increases in the level of past due, nonperforming and impaired loans.

Net income for the first quarter of 2001 was $1,594,251 or $0.37 basic earnings per share, compared to net income of $1,518,661 or basic earnings per share of $0.35 in the first quarter of 2000.




                                       15
                                  (Continued)

Item 3: Quantitative and Qualitative Disclosures About Market Risk
------------------------------------------------------------------

There have been no material changes in the Corporation's quantitative and qualitative market risks since December 31, 2000. The following table compares rate sensitive assets and liabilities as of March 31, 2001 to December 31, 2000.

Principal/notational amount maturing in:
(Dollars in thousands)


                                                     First             Years
                                                     Year              2 to 5           Thereafter        Total
                                                     ----              ------           ----------        -----
Total rate sensitive assets:
   At March 31, 2001                                 $282,614          $253,706         $135,869          $672,189
   At December 31, 2000                               273,463           254,653          138,702           666,818
                                                     --------          --------         --------          --------
Increase (decrease)                                  $  9,151          $  ( 947)        $ (2,833)         $  5,371
                                                     ========          ========         ========          ========

Total rate sensitive liabilities:
   At March 31, 2001                                 $329,089          $210,027         $109,186          $648,302
   At December 31, 2000                               345,651           187,793          107,938           641,382
                                                     --------          --------         --------          --------
   Increase                                          $(16,562)         $ 22,234         $  1,248          $  6,920
                                                     ========          ========         ========          ========

Total rate sensitive assets increased approximately $5.4 million for the three months ended March 31, 2001 due to a $3.1 million increase in gross loans during the period and a $2.2 million increase in AFS securities. Variable rate (primarily prime indexed) loans increased $9.9 million and fixed rate loans increased $3.4 million while adjustable rate (primarily treasury indexed) loans declined $10.2 million.

Total rate sensitive liabilities increased approximately $6.9 million during the three months ended March 31, 2001. Certificates of deposit (CD) balances increased $29.0 million while demand deposits, money market accounts and federal funds purchased declined by $7.5, $2.6 and $11.2 million, respectively. During the period, the decline in market interest rates caused many customers to lengthen the maturity of their certificates of deposit, which accounted for the majority of the increase in the "Years 2 - 5" category. That lengthening of CD maturities, combined with the $11.2 million reduction in the short-term federal funds purchased resulted in the $16.6 million decline in the "First Year" category.

                           PART II - OTHER INFORMATION
                           ---------------------------

Item 1. Legal Proceedings
-------------------------
   Not applicable

Item 2. Changes in Securities and Use of Proceeds
-------------------------------------------------
   Not applicable

Item 3. Defaults Upon Senior Securities
---------------------------------------
   Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------
   At the annual meeting of shareholders held in April, 2001, shareholders voted on the election of certain directors.

Item 5. Other Information
-------------------------
   Not applicable

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------
(A)      EXHIBIT

         None

(B)      REPORTS ON FORM 8-K

         None

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                              RURBAN FINANCIAL CORP.


Date   May 14, 2001                            By /s/ Thomas C. Williams
    ---------------                               ------------------------------
                                                        Thomas C. Williams
                                                            President &
                                                      Chief Executive Officer

                                               By /s/ Richard C. Warrener
                                                  ------------------------------
                                                        Richard C. Warrener
                                                     Executive Vice President &
                                                      Chief Financial Officer