Form 10-Q
period 2001-06-30
RURBAN FINANCIAL CORP
filed 2001-08-14
CIK 767405

                                    Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2001
                                                 -------------
                                       OR

           [ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________to___________________________

Commission file number 0-13507
                       -------

                             RURBAN FINANCIAL CORP.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Ohio                                      34-1395608
-------------------------------            -------------------------------------
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

                                      None
--------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by sections 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

         Yes      X                                  No
            ---------------                            ----------------

         The number of common shares of Rurban Financial Corp. outstanding was 4,347,238 on August 1, 2001.

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

Item 1. Financial statements
----------------------------

The interim condensed consolidated financial statements of Rurban Financial Corp. are unaudited; however, the information contained herein reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of financial condition and results of operations for the interim periods presented. All adjustments reflected in these financial statements are of a normal recurring nature in accordance with Rule 10-01 (b) (8) of Regulation S-X. Results of operations for the six months ended June 30, 2001 are not necessarily indicative of results for the complete year.

RURBAN FINANCIAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                              June 30,         December 31,         June 30,
                                                                                2001                2000             2000
                                                                        -----------------   ----------------   ---------------
                                                                            (Unaudited)           (Note)          (Unaudited)

ASSETS

Cash and due from banks                                                  $   22,018,502     $   18,431,717     $   19,982,874
Interest-bearing deposits in other
   financial institutions                                                       260,000            110,000            110,000
Securities available for sale                                                91,801,206         88,904,958         85,908,841
Loans held for sale, net of valuation
    allowance $0                                                              3,854,299          1,166,716          5,047,254
Loans, net of allowance for losses of $7,655,853
     at June 30, 2001, $7,214,970 at December 31, 2000
     and $6,732,002 at June 30, 2000                                        576,278,758        569,421,255        531,458,966
Accrued interest receivable                                                   5,126,726          5,716,048          5,107,412
Premises and equipment, net                                                  12,207,918         10,902,749         10,540,089
Other assets                                                                  6,705,766          6,164,259          8,522,900
                                                                         --------------     --------------     --------------
   Total assets                                                          $  718,253,175     $  700,817,702     $  666,678,336
                                                                         ==============     ==============     ==============



                                   (Continued)

RURBAN FINANCIAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)


                                                                        June 30,         December 31,         June 30,
                                                                          2001               2000              2000
                                                                  -----------------   ---------------    -----------------
                                                                      (Unaudited)           (Note)          (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
   Deposits
      Noninterest-bearing                                          $    45,531,575    $    47,989,547    $    43,489,747
      Interest-bearing                                                 553,260,624        518,331,214        497,373,606
                                                                   ---------------    ---------------    ---------------
         Total deposits                                                598,792,199        566,320,761        540,863,353
   Federal funds purchased                                                    --           13,200,000         23,839,000
   Advances from Federal Home Loan Bank (FHLB)                          51,421,742         52,163,914         43,301,723
   Other borrowed funds                                                       --                 --            6,100,000
   Junior subordinated debentures                                        9,698,541          9,690,677               --
   Accrued interest payable                                              4,175,779          4,613,173          2,604,675
   Other liabilities                                                     1,596,858          4,688,991          3,832,130
                                                                   ---------------    ---------------    ---------------
         Total liabilities                                             665,685,119        650,677,516        620,540,881

Shareholders' equity
   Common stock, stated value $2.50 per share;
      shares authorized: 10,000,000;
      shares issued: 4,575,702;
      shares outstanding: 4,347,238 at June 30, 2001
      4,347,238 at December 31, 2000 and 4,140,718
      at June 30, 2000                                                  11,439,255         11,439,255         11,439,255
   Additional paid-in capital                                           11,113,340         11,113,340         11,518,469
   Retained earnings                                                    33,122,275         31,450,244         32,305,363
   Accumulated other comprehensive gain (loss), net
      of tax of $502,024 at June 30,  2001, $169,222 at
      December 31, 2000 and $(851,533) at June 30, 2000                    974,517            328,490         (1,652,975)
   Unearned ESOP shares: 35,966 at June 30, 2001,
      36,802 at December 31, 2000 and 48,054 at
      June 30, 2000                                                       (611,630)          (721,442)          (809,807)
   Treasury stock; shares at cost June 30, 2001 -
      228,464, December 31, 2000 - 228,464 and June 30,
      2000 - 434,984                                                    (3,469,701)        (3,469,701)        (6,662,850)
                                                                   ---------------    ---------------    ---------------
         Total shareholders' equity                                     52,568,056         50,140,186         46,137,455
                                                                   ---------------    ---------------    ---------------

         Total liabilities and shareholders' equity                $   718,253,175    $   700,817,702    $   666,678,336
                                                                   ===============    ===============    ===============

See notes to condensed consolidated financial statements (unaudited)

Note: The balance sheet at December 31, 2000 has been derived from the audited consolidated financial statements at that date.

RURBAN FINANCIAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                                                  Three Months Ended
                                                                                       June 30,
                                                                    -------------------------------------------
                                                                                2001               2000
Interest income
   Interest and fees on loans                                            $   12,975,085      $   12,241,946
   Interest and dividends on securities:
      Taxable                                                                 1,325,764           1,204,837
      Tax-exempt                                                                136,770             149,145
   Other                                                                         69,842              60,346
                                                                         --------------      --------------
      Total interest income                                                  14,507,461          13,656,274

Interest expense
   Deposits                                                                   6,901,139           5,914,694
   Borrowings                                                                 1,054,639           1,156,001
                                                                         --------------      --------------
      Total interest expense                                                  7,955,778           7,070,695
                                                                         --------------      --------------

Net interest income                                                           6,551,683           6,585,579
   Provision for loan losses                                                  1,458,000             450,000
                                                                         --------------      --------------

Net interest income after provision
   for loan losses                                                            5,093,683           6,135,579

Noninterest income
   Service charges on deposit accounts                                          668,148             416,404
   Loan servicing fees                                                          158,380             160,050
   Trust fees                                                                   651,628             639,734
   Data service fees                                                          1,520,591           1,256,760
   Net gain on securities                                                        40,503               2,520
   Net gain on sales of loans                                                   184,619             124,491
   Net gain on sales of fixed assets                                             16,303               1,290
   Other income                                                                 176,447             173,210
                                                                         --------------      --------------
      Total noninterest income                                                3,416,619           2,774,459

Noninterest expense
   Salaries and employee benefits                                             3,870,576           3,502,489
   Net occupancy expense of premises                                            297,503             267,745
   Equipment rentals, depreciation and maintenance                              848,205             828,726
   Other expenses                                                             1,850,239           1,855,234
                                                                         --------------      --------------
      Total noninterest expense                                               6,866,523           6,454,194
                                                                         --------------      --------------

Income before income tax expense                                              1,643,779           2,455,844
   Income tax expense                                                           522,662             805,342
                                                                         --------------      --------------
Net income                                                               $    1,121,117      $    1,650,502
                                                                         ==============      ==============

Basic and diluted earnings per common share (Note B)                     $         0.26      $         0.40
                                                                         ==============      ==============
Dividends declared per share                                             $         0.12      $         0.11
                                                                         ==============      ==============

See notes to condensed consolidated financial statements (unaudited)

RURBAN FINANCIAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                                                 Six Months Ended
                                                                                      June 30,
                                                                    -------------------------------------------
                                                                              2001                 2000
Interest income
   Interest and fees on loans                                          $    26,303,153     $    23,562,677
   Interest and dividends on securities:
      Taxable                                                                2,667,312           2,346,154
      Tax-exempt                                                               293,346             289,281
   Other                                                                        84,136             117,752
                                                                       ---------------     ---------------
      Total interest income                                                 29,347,947          26,315,864

Interest expense
   Deposits                                                                 13,860,650          11,293,658
   Borrowings                                                                2,284,597           2,119,950
                                                                       ---------------     ---------------
      Total interest expense                                                16,145,247          13,413,608
                                                                       ---------------     ---------------

Net interest income                                                         13,202,700          12,902,256
   Provision for loan losses                                                 1,983,000             900,000
                                                                       ---------------     ---------------

Net interest income after provision
   for loan losses                                                          11,219,700          12,002,256

Noninterest income
   Service charges on deposit accounts                                       1,133,293             812,938
   Loan servicing fees                                                         326,046             326,819
   Trust fees                                                                1,377,429           1,420,304
   Data service fees                                                         3,007,365           2,597,223
   Net gain (loss) on securities                                                40,503             (78,020)
   Net gain on sales of loans                                                  364,653             294,953
   Net gain on sales of fixed assets                                            16,303               1,290
   Other income                                                                388,984             350,185
                                                                       ---------------     ---------------
      Total noninterest income                                               6,654,576           5,725,692

Noninterest expense
   Salaries and employee benefits                                            7,831,758           7,214,310
   Net occupancy expense of premises                                           604,277             559,560
   Equipment rentals, depreciation and maintenance                           1,763,553           1,643,715
   Other expenses                                                            3,687,947           3,589,768
                                                                       ---------------     ---------------
      Total noninterest expense                                             13,887,535          13,007,353
                                                                       ---------------     ---------------

Income before income tax expense                                             3,986,741           4,720,595
   Income tax expense                                                        1,271,373           1,551,432
                                                                       ---------------     ---------------
Net income                                                             $     2,715,368     $     3,169,163
                                                                       ===============     ===============

Basic and diluted earnings per common share (Note B)                   $          0.63     $          0.77
                                                                       ===============     ===============
Dividends declared per share                                           $          0.24     $          0.22
                                                                       ===============     ===============

See notes to condensed consolidated financial statements (unaudited)

RURBAN FINANCIAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)

                                                         Three Months       Three Months        Six Months         Six Months
                                                             Ended              Ended             Ended               Ended
                                                         June 30, 2001      June 30, 2000      June 30, 2001      June 30, 2000
                                                             Total              Total             Total               Total
                                                         Shareholders'      Shareholders'      Shareholders'      Shareholders'
                                                            Equity             Equity             Equity              Equity
                                                         ------------       ------------       ------------       ------------

Balance at beginning of period                           $ 52,057,588       $ 44,967,641       $ 50,140,186       $ 43,900,471

Net Income                                                  1,121,117          1,650,502          2,715,368          3,169,163

Other comprehensive income (loss):
     Net change in unrealized gains (losses)
          on securities available for sale, net              (159,475)           (84,097)           646,027           (119,428)
                                                         ------------       ------------       ------------       ------------
Total comprehensive income                                    961,642          1,566,405          3,361,395          3,049,735

Cash dividends declared                                      (521,668)          (455,479)        (1,043,337)          (910,958)

Paydown of ESOP loan                                           70,494             58,888            109,812             98,207
                                                         ------------       ------------       ------------       ------------

Balance at end of period                                 $ 52,568,056       $ 46,137,455       $ 52,568,056       $ 46,137,455
                                                         ============       ============       ============       ============

See notes to condensed consolidated financial statements (unaudited)

RURBAN FINANCIAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                                 Six Months Ended
                                                                                                     June 30,
                                                                                     ---------------------------------------
                                                                                              2001                2000

Cash Flows From Operations
   Cash received from customers - fees and commissions                                $     6,233,117      $     5,507,469
   Cash paid to suppliers and employees                                                   (13,659,218)         (13,016,128)
   Loans originated for sale                                                              (14,676,171)          (6,960,146)
   Proceeds from sales of loans held for sale                                              12,353,241            9,357,430
   Interest received                                                                       29,937,269           25,355,773
   Interest paid                                                                          (16,582,641)         (13,322,731)
   Income taxes paid                                                                       (3,797,000)            (420,000)
                                                                                      ---------------      ---------------
         Net cash from operating activities                                                  (191,403)           6,501,667

Cash Flows From Investing Activities:
   Proceeds from principal repayments, maturities and
      calls of securities available for sale                                               17,264,934            4,067,772
   Proceeds from sales of securities available for sale                                     6,658,567            8,985,546
   Purchase of securities available for sale                                              (25,800,417)         (16,102,224)
   Net change in interest-bearing deposits in other
      financial institutions                                                                 (150,000)                --
   Net change in loans                                                                     (9,030,847)         (37,426,569)
   Recoveries on loan charge-offs                                                             190,344              205,269
   Premises and equipment expenditures, net                                                (2,318,653)            (337,541)
                                                                                      ---------------      ---------------
         Net cash from investing activities                                               (13,186,072)         (40,607,747)

Cash Flows From Financing Activities:
   Net change in deposits                                                                  32,471,438           21,567,269
   Net change in federal funds purchased                                                  (13,200,000)          12,939,000
   Proceeds from FHLB advances                                                             13,500,000            8,000,000
   Repayments of FHLB advances                                                            (14,242,172)          (4,733,580)
   Net change in other borrowed funds                                                            --               (900,000)
   Cash dividends paid                                                                     (1,565,006)          (1,366,437)
                                                                                      ---------------      ---------------
         Net cash from financiing activities                                               16,964,260           35,506,252
                                                                                      ---------------      ---------------

Net change in cash and cash equivalents                                                     3,586,785            1,400,172

Cash and cash equivalents at beginning of period                                           18,431,717           18,582,702
                                                                                      ---------------      ---------------

Cash and cash equivalents at end of period                                            $    22,018,502      $    19,982,874
                                                                                      ===============      ===============

                                   (Continued)

RURBAN FINANCIAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                               Six Months Ended
                                                                                    June 30,
                                                              -----------------------------------------------
                                                                      2001                          2000

Reconciliation Of Net Income To Net
   Cash From Operating Activities
   Net Income                                                  $     2,715,368                $     3,169,163
   Adjustments to reconcile net income to net cash from
   operating activities:
      Depreciation                                                   1,029,787                        939,069
      Amortization of intangible assets                                 71,965                        120,000
      Amortization of deferred debt issue costs                          7,864                           --
      Provision for loan losses                                      1,983,000                        900,000
      Net (gain) loss on securities                                    (40,503)                        78,020
      Loans originated for sale                                    (14,676,171)                    (6,960,146)
      Proceeds from sales of loans held for sale                    12,353,241                      9,357,430
      Net gain on sale of loans                                       (364,653)                      (294,953)
      Net gain on sale of fixed assets                                 (16,303)                        (1,290)
      Paydown of ESOP loan                                             109,812                         98,207
      Change in accrued interest receivable                            589,322                       (960,091)
      Change in other assets                                          (946,274)                      (184,360)
      Change in accrued interest payable                              (437,394)                        90,877
      Change in other liabilities                                   (2,570,464)                       149,741
                                                               ---------------                ---------------
            Net cash from operating activities                 $      (191,403)               $     6,501,667
                                                               ===============                ===============

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

NOTE B--EARNINGS PER COMMON SHARE

Earnings per common share have been computed based on the weighted average number of shares outstanding during the periods presented. The number of shares used in the computation of basic and diluted earnings per common share was:

                                        Three Months Ended                    Six Months Ended
                                             June 30,                             June 30,
                                             --------                             --------
                                      2001              2000              2001               2000
                                      ----              ----              ----               ----
Basic earnings per share            4,310,854        4,092,338          4,310,854          4,092,338
Diluted earnings per share          4,314,027        4,092,338          4,315,683          4,092,338

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

                                   (Continued)

NOTE E--RISK ELEMENTS AND LOAN LOSS RESERVE

ALLOWANCE FOR LOAN LOSSES

The following is a summary of the activity in the allowance for loan losses account for the six months ended June 30, 2001 and 2000 and the year ended December 31, 2000.

                                                               June 30,             December 31,              June 30,
                                                                2001                    2000                    2000
                                                                ----                    ----                    ----

Beginning balance, January 1                                $ 7,214,970             $ 6,193,712             $ 6,193,712
Provision for loan losses                                     1,983,000               2,100,000                 900,000
Recoveries of previous charge-offs                              190,344                 490,752                 205,269
Losses charged to the allowance                              (1,732,461)             (1,569,494)               (566,979)
                                                            -----------             -----------             -----------
     Ending balance                                         $ 7,655,853             $ 7,214,970             $ 6,732,002
                                                            ===========             ===========             ===========

At June 30, 2001, December 31, 2000 and June 30, 2000 loans past due more than 90 days and still accruing interest approximated $951,000, $1,927,000 and $3,675,000.

Impaired loans were as follows.
                                                               June 30,                                     December 31,
                                                                2001                                            2000
                                                                ----                                            ----

Loans with no allowance for loan losses allocated           $ 3,296,000                                     $ 4,189,000
Loans with allowance for loan losses allocated                6,639,000                                       3,923,000
                                                            -----------                                     -----------
    Total impaired loans                                    $ 9,935,000                                     $ 8,112,000
                                                            ===========                                     ===========

Amount of allowance allocated                               $ 2,694,000                                     $ 2,410,000
                                                            ===========                                     ===========

There have been no changes in the Risk Elements and Loan Loss Reserve activity that would materially effect the Corporation's financial position or results of operations for the three and six months ended June 30, 2001.

During the second quarter, probable losses on certain impaired loans became more determinable and resulted in net chargeoffs of $1,464,000 versus $238,000 in the second quarter of 2000. As a reflection of the prevailing economic slowdown, a loan loss provision of $1,458,000 was recorded during the second quarter of 2001 as compared to $450,000 in the same period for 2000.

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

SFAS No. 123 requires pro forma disclosure for companies that do not adopt a fair value accounting method for stock-based employee compensation. Accordingly, the following pro forma information presents net income and earnings per common share had the fair value method been used to measure compensation cost for stock option plans. Compensation cost actually recognized for stock options was $-0-for the six months ended June 30, 2001 and 2000.

                                                                           2001                     2000
                                                                           ----                     ----
Net income for the six months ended June 30                         $   2,715,368           $   3,169,163
Pro forma net income for the six months ended June 30               $   2,635,365           $   3,103,988
Basic and diluted earnings per common share as reported
  for the six months ended June 30                                  $         .63           $         .77
Pro forma basic and diluted earnings per common share
  for the six months ended June 30                                  $         .61           $         .76

There were no options granted during the six months ended June 30, 2001. In future years, the pro forma effect of not applying this standard is expected to increase as additional options are granted.

Information about option grants, forfeitures and exercises follows:

                                                                      Number of
                                                                     Outstanding
                                                                       Options
                                                                     -----------
     Outstanding, January 1, 2001                                      317,105
     Forfeited during six months ended June 30, 2001                    (7,512)
                                                                       -------
     Outstanding, June 30, 2001                                        309,593
                                                                       =======

Options exercisable at June 30, 2001 totaled 130,525.

                                   (Continued)

NOTE G - CONTINGENT LIABILITIES

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


NOTE H - SEGMENT INFORMATION

The reportable segments are determined by the products and services offered, primarily distinguished between banking and data processing operations. Other segments include the accounts of the holding company, Rurban Financial Corp., which provides management services to its subsidiaries; Reliance Financial Services, N.A., which provides trust and financial services to customers nationwide; Rurban Life, which provides insurance products to customers of the Corporation's subsidiary banks; and Rurban Statutory Trust 1, which manages the Corporation's junior subordinated debentures. Information reported internally for performance assessments follows.

                                   (Continued)


NOTE H -- SEGMENT INFORMATION (Continued)

As of and for the six months ended June 30, 2001
                                                        Data                            Total      Intersegment    Consolidated
                                        Banking      Processing         Other         Segments     Elimination        Totals
                                    ---------------------------------------------------------------------------------------------
Income statement information:
-----------------------------------
Net interest income (expense)        $ 13,120,003   ($    67,221)   $    149,918    $ 13,202,700   $       --      $ 13,202,700

Other revenue - external
  customers                             2,151,914      3,007,365       1,495,297       6,654,576           --         6,654,576

Other revenue - other segments               --          778,503       1,614,021       2,392,524     (2,392,524)           --
                                     ------------   ------------    ------------    ------------   ------------    ------------
Net interest income
  and other revenue                    15,271,917      3,718,647       3,259,236      22,249,800     (2,392,524)     19,857,276

Noninterest expense                     8,670,847      3,056,669       4,552,543      16,280,059     (2,392,524)     13,887,535

Significant non-cash items:
  Depreciation and
    amortization                          479,577        530,550          99,489       1,109,616           --         1,109,616
  Provision for loan losses             1,983,000           --              --         1,983,000           --         1,983,000

Income tax expense (benefit)            1,486,207        225,073        (439,907)      1,271,373           --         1,271,373

Segment profit (loss)                   3,131,863        436,905        (853,400)      2,715,368           --         2,715,368

Balance sheet information:
-----------------------------------
Total assets                          714,808,212      6,031,377      17,168,895     738,008,484    (19,755,309)    718,253,175

Goodwill and intangibles                  228,035           --              --           228,035           --           228,035

Premises and equipment
  expenditures, net                       457,002      1,830,859          30,792       2,318,653           --         2,318,653



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Rurban Financial Corp. ("Rurban") was incorporated on February 23, 1983, under the laws of the State of Ohio. Rurban is a bank holding company registered with the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended. Rurban's subsidiaries, The State Bank and Trust Company ("State Bank") and RFC Banking Company are engaged in the industry segment of commercial banking. RFC Banking Company was created June 30, 2001 through the merger of The Peoples Banking Company, The First National Bank of Ottawa and The Citizens Savings Bank Company, which were all wholly owned subsidiaries of Rurban prior to the merger, into a single bank. Rurban's subsidiary, Rurbanc Data Services, Inc. ("RDSI"), provides computerized data processing services to community banks and businesses including Rurban's subsidiary banks. Rurban's subsidiary, Rurban Life Insurance Company ("Rurban Life") has a certificate of authority from the State of Arizona to transact insurance as a domestic life and disability insurer. Rurban's subsidiary, Rurban Statutory Trust I ("RST") was established in September 2000 for the purpose of managing the Corporation's junior subordinated debentures. Reliance Financial Services, N.A. ("Reliance"), a wholly owned subsidiary of State Bank, provides trust and financial services to customers nationwide.

This section may contain statements that are forward-looking as defined by the Securities and Exchange Commission in its rules, regulations and releases. The Company intends that such forward-looking statements be subject to the safe harbors created thereby. All forward-looking statements are based on current expectations regarding important risk factors including those identified in the Company's most recent periodic report and other filings with the Securities and Exchange Commission. Accordingly, actual results may differ materially from those expressed in the forward-looking statements, and the making of such statements should not be regarded as a representation by the Company or any other person that the results expressed therein will be achieved.

                                    LIQUIDITY

Liquidity relates primarily to the Corporation's ability to fund loan demand, meet deposit customers' withdrawal requirements and provide for operating expenses. Assets used to satisfy these needs consist of cash, federal funds sold, securities available-for-sale and loans held for sale. These assets are commonly referred to as liquid assets. Liquid assets were $118 million at June 30, 2001, compared to $109 million at December 31, 2000. Management recognizes securities may need to be sold in the future to help fund loan demand and, accordingly, as of June 30, 2001, the entire securities portfolio of $92 million was classified as available for sale. Significant additional off balance sheet liquidity is available in the form of FHLB advances, unused federal funds lines from correspondent banks, the Rurban $15 million line of credit and the national certificates of deposit market.

                                CAPITAL RESOURCES

Total shareholders' equity net of unearned ESOP shares was $52,568,056 as of June 30, 2001, an increase of $2,427,870 over the $50,140,186 as of December 31, 2000 and an increase of $6,430,601 over the $46,137,455 as of June 30, 2000. The increase for the six months ended June 30, 2001 was a result of first half of 2001 net income of $2,715,368, a net $646,027 increase in unrealized appreciation on securities available for sale, net of tax; a reduction in unearned ESOP shares of $109,812, offset by dividends declared of $1,043,337.

                                   (Continued)

Each of the Corporation's subsidiary banks exceed the applicable "well capitalized" regulatory capital requirements at June 30, 2001.

As of June 30, 2001, management is not aware of any current recommendations by banking regulatory authorities which, if they were to be implemented, would have, or are reasonably likely to have, a material adverse effect on the Corporation's liquidity, capital resources or operations.

Supplemental Information
------------------------

Material Changes in Financial Condition
---------------------------------------

For the second quarter of 2001, Rurban continued solid growth in assets, loans, deposits and shareholders' equity. Compared with June 30, 2000, total assets increased eight percent to $718 million, net loans and loans held for sale increased eight percent to $580 million, deposits grew more than ten percent reaching $599 million, and shareholders' equity rose fourteen percent to a record $53 million. While total loans grew at a 3% annualized rate during the first half of 2001, the continued focus on small business lending produced an annualized growth of 8% in commercial loans which was partially offset by declines of 8% and 7% in residential first mortgages and consumer loans, respectively. The mix of the loan portfolio as of June 30, 2001 was 65% commercial and 35% residential and consumer, up from 60% commercial and 40% residential and consumer at June 30, 2000.

Material Changes in Results of Operations
-----------------------------------------

Net income for the second quarter of 2001 was $1,121,117 or $0.26 basic earnings per share, compared to net income of $1,650,502 and basic earnings per share of $0.40 in the second quarter of 2000.

Net interest income decreased $33,896 (0.5%) to $6,551,683 for the three months ended June 30, 2001 compared to $6,585,579 for the second quarter of 2000. Noninterest income was $3,416,619 for the quarter ended June 30, 2001 compared to $2,774,459 for the same period in 2000. The increase in noninterest income was the result of increases in each category of noninterest income except for loan servicing fees. Data service fees and service charges on deposit accounts had the largest increases.

Noninterest expense was $6,866,523 for the quarter ended June 30, 2001, $412,329 (6%) more than the same period in 2000.

Net loan chargeoffs for the second quarter were $1.5 million compared to $238,000 for the same quarter of 2000. In order to increase the loan loss reserve to a level commensurate with management's evaluation of the losses in the loan portfolio, a loan loss provision of $1.5 million was recorded in the second quarter of 2001.

Net income for the first six months of 2001 decreased $453,795 to $2,715,368 compared to $3,169,163for the same period of 2000.

Net interest income for the six months ended June 30, 2001 was $13,202,700, an increase of $300,444 (2%) over the same period of 2000. Interest and fees on loans increased $2,740,476

                                   (Continued)

(12%) due to the increase in loans. Interest expense on deposits and borrowed funds also increased $2.7 million (20%)

The provision for loan losses increased to $1,983,000 at June 30, 2001 compared to $900,000 at June 30, 2000. The majority of this increase was recorded in the second quarter of 2001.

Noninterest income increased $928,884 (16%) to $6,654,576 for the six months end June 30, 2001 compared to $5,725,692 for the same period of 2000. Except for loan servicing fees, all other items of noninterest income increased. Data service fees and service charges on deposit accounts had increases of $410,142 (16%) and $320,355 (39%), respectively. These increase were primarily attributable to new deposit products. The increase in data service fees results from additional products offered to and used by current customers and additional banks being serviced.

Noninterest expense increased $880,182 (6.8%) to $13,887,535 compared to $13,007,353 for the same period of 2000.

As of June 30, 2001, $187 million or 32% of the Corporation's loans and loans held for sale are indexed to the prime rate and adjust immediately as prime changes, while $172 million or 29% are indexed to various treasury rates and adjust more gradually on their one, three or five year anniversaries. The remaining $229 million or 39% of loans are fixed rate for terms of one to thirty years.

During the six month period from December 31, 2000 to June 30, 2001, the prime rate declined 2.75%, to 6.75%. This is the primary reason for a relatively flat increase in earning assets yield to 8.87% in the first half of 2001, from 8.81% for the first half of 2000 during which the prime rate increased 1.00% to 9.50%.

Local and national certificate of deposit rates rose dramatically during the second half of 2000. Much of those higher priced funds will not reprice until the last half of this year. The lag in the repricing of certificates was the principal reason for the increase in funds costs to 4.97% in the first half of 2001 from 4.56% in the first half of 2000.

Those asset yield and funds cost changes combined to produce a decline in the net interest margin to 3.92% in the first half of 2001 from 4.49% for the same period of 2000.

We appear to be approaching the bottom of this rate cycle and therefore expect to see in the net interest margin stabilize.

Item 3: Quantitative and Qualitative Disclosures About Market Risk
------------------------------------------------------------------

There have been no material changes in the Corporation's quantitative and qualitative market risks since December 31, 2000. The following table compares rate sensitive assets and liabilities as of June 30, 2001 to December 31, 2000.

Principal/notational amount maturing in:
(Dollars in thousands)

                                            First          Years
                                            Year           2 to 5         Thereafter       Total
                                            ----           ------         ----------       -----
Comparison of 6/30/01 to 12/31/00
Total rate sensitive assets:
   At June 30, 2001                        $ 292,426      $ 256,235        $ 131,189      $ 679,850
   At December 31, 2000                      273,463        254,653          138,702        666,818
                                           ---------      ---------        ---------      ---------
   Increase (decrease)                     $  18,963      $   1,582        $  (7,513)     $  13,032
                                           =========      =========        =========      =========

Total rate sensitive liabilities:
   At June 30, 2001                        $ 330,896      $ 219,474        $ 109,543      $ 659,913
   At December 31, 2000                      345,614        187,830          107,931        641,375
                                           ---------      ---------        ---------      ---------
   Increase (decrease)                     $ (14,718)     $  31,644        $   1,612      $  18,538
                                           =========      =========        =========      =========

Total rate sensitive assets increased approximately $13.0 million for the six months ended June 30, 2001 due primarily to a $10.0 million increase in gross loans and loans held for sale during the period and a $2.9 million increase in securities available for sale. Variable rate (primarily prime indexed) loans increased $22.6 million while adjustable rate (primarily treasury indexed) loans declined $13.8 million.

Total rate sensitive liabilities increased approximately $18.5 million during the six months ended June 30, 2001. Certificates of deposit balances increased $40.5 million while demand deposits and money market accounts declined by $2.8 and $5.2 million, respectively. Federal funds purchased also declined by $13.2 million. During the period, the decline in market interest rates caused many customers to lengthen the maturity of their certificates of deposit. The $14.7 million decline in the "First Year" category was primarily the result of a $13.2 million reduction in federal funds purchased; while the $31.6 million increase in "Years 2 to 5" was primarily due to a $32.8 million increase in certificates of deposit with maturities of over 1 through 5 years.

                           PART 11 - OTHER INFORMATION
                           ---------------------------

Item 1. Legal Proceedings
   Not applicable

Item 2. Changes in Securities and Use of Proceeds
   Not applicable

Item 3. Defaults Upon Senior Securities
   Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders
   At the annual meeting of shareholders held in April, 2001, shareholders voted on the re-election of certain directors.

Item 5. Other Information
   Not applicable

Item 6. Exhibits and Reports on Form 8-K

(A)        Exhibit
           -------

           None

(B)        Reports on Form 8-K
           -------------------

           None

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                             RURBAN FINANCIAL CORP.


Date   August 14, 2001                   By  /s/ Thomas C. Williams
    ------------------                      ---------------------------------
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