Form 10-Q
period 2001-09-30
RURBAN FINANCIAL CORP
filed 2001-11-14
CIK 767405

                                    Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 2001

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

      Yes   X                       No


      The number of common shares of Rurban Financial Corp. outstanding was 4,563,982 on November 1, 2001.

                         PART I - FINANCIAL INFORMATION

Item 1. Financial statements

The interim condensed consolidated financial statements of Rurban Financial Corp. and Subsidiaries are unaudited; however, the information contained herein reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of financial condition and results of operations for the interim periods presented. All adjustments reflected in these financial statements are of a normal recurring nature in accordance with Rule 10-01 (b)
(8) of Regulation S-X. Results of operations for the nine months ended September 30, 2001 are not necessarily indicative of results for the complete year.

RURBAN FINANCIAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                              September 30,        December 31,         September 30,
                                                                 2001                2000                 2000
                                                              ------------         ------------         ------------
                                                              (Unaudited)           (Note)              (Unaudited)
ASSETS
   Cash and due from banks                                    $ 18,346,030         $ 18,431,717         $ 18,307,274
   Federal funds sold                                           14,650,000                   --                   --
                                                              ------------         ------------         ------------
      Total cash and cash equivalents                           32,996,030           18,431,717           18,307,274
   Interest-earning deposits in other
      financial institutions                                       260,000              110,000              110,000
   Securities available for sale                                95,190,979           88,904,958           88,501,019
   Loans held for sale, net of valuation
       allowance $0                                                197,100            1,166,716            2,215,711
   Loans, net of allowance for losses of $7,945,113
        at September 30, 2001, $7,214,970 at December
        31, 2000 and $6,890,492 at September 30, 2000          572,765,096          569,421,255          554,860,349
   Accrued interest receivable                                   5,411,504            5,716,048            5,901,706
   Premises and equipment, net                                  12,043,320           10,902,749           10,326,748
   Other assets                                                  7,053,022            6,164,259            8,287,081
                                                              ------------         ------------         ------------
      Total assets                                            $725,917,051         $700,817,702         $688,509,888
                                                              ============         ============         ============

                                       3
                                   (Continued)

RURBAN FINANCIAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                    September 30,          December 31,          September 30,
                                                                       2001                  2000                    2000
                                                                  -------------          -------------          -------------
                                                                   (Unaudited)              (Note)              (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
   Deposits
      Noninterest-bearing                                         $  46,271,575          $  47,989,547          $  42,434,782
      Interest-bearing                                              557,281,397            518,331,214            508,582,254
                                                                  -------------          -------------          -------------
         Total deposits                                             603,552,972            566,320,761            551,017,036
   Federal funds purchased                                                   --             13,200,000             25,600,000
   Advances from Federal Home Loan Bank (FHLB)                       51,348,977             52,163,914             46,233,355
   Junior subordinated debentures                                     9,702,473              9,690,677              9,695,834
   Accrued interest payable                                           4,283,933              4,613,173              4,073,468
   Other liabilities                                                  3,185,881              4,688,991              3,770,044
                                                                  -------------          -------------          -------------
         Total liabilities                                          672,074,236            650,677,516            640,389,737

Shareholders' equity
   Common stock, stated value $2.50 per share;
      shares authorized: 10,000,000;
      shares issued: 4,575,702;
      shares outstanding: 4,563,982 at September 30, 2001
      4,347,238 at December 31, 2000 and 4,347,238
      at September 30, 2000                                          11,439,255             11,439,255             11,439,255
   Additional paid-in capital                                        11,017,464             11,113,340             11,113,340
   Retained earnings                                                 30,863,704             31,450,244             30,768,753
   Accumulated other comprehensive income (loss), net
      of tax of $732,008 at September 30,  2001, $169,222
      at December 31, 2000 and $(500,076) at
      September 30, 2000                                              1,420,959                328,490               (970,736)
   Unearned ESOP shares: 35,553 at September 30,
      2001, 36,802 at December 31, 2000 and 47,727 at
      September 30, 2000                                               (561,867)              (721,442)              (760,760)
   Treasury stock; shares at cost September 30, 2001 -
      11,720, December 31, 2000 - 228,464 and
      September 30, 2000 - 228,464                                     (336,700)            (3,469,701)            (3,469,701)
                                                                  -------------          -------------          -------------
         Total shareholders' equity                                  53,842,815             50,140,186             48,120,151
                                                                  -------------          -------------          -------------

         Total liabilities and shareholders' equity               $ 725,917,051          $ 700,817,702          $ 688,509,888
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

RURBAN FINANCIAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                                  Three Months Ended
                                                                    September 30,
                                                           --------------------------------
                                                              2001                 2000
Interest income
   Interest and fees on loans                              $12,457,019         $ 13,158,559
   Interest and dividends on securities:
      Taxable                                                1,304,284            1,208,936
      Tax-exempt                                                60,548              147,115
   Other                                                       125,942               70,422
                                                           -----------         ------------
      Total interest income                                 13,947,793           14,585,032

Interest expense
   Deposits                                                  6,608,968            6,625,221
   Borrowings                                                1,026,446            1,276,628
                                                           -----------         ------------
      Total interest expense                                 7,635,414            7,901,849
                                                           -----------         ------------

Net interest income                                          6,312,379            6,683,183
   Provision for loan losses                                 1,125,000              450,000
                                                           -----------         ------------

Net interest income after provision
   for loan losses                                           5,187,379            6,233,183

Noninterest income
   Service charges on deposit accounts                         752,022              458,353
   Loan servicing fees                                         127,683              172,541
   Trust fees                                                  642,232              649,701
   Data service fees                                         1,503,738            1,238,911
   Net gain (loss) on securities                               155,144               (2,520)
   Net gain on sales of loans                                  304,339               22,722
   Net gain on sales of fixed assets                            52,793                  351
   Other income                                                171,868              184,188
                                                           -----------         ------------
      Total noninterest income                               3,709,819            2,724,247

Noninterest expense
   Salaries and employee benefits                            3,877,193            3,580,325
   Net occupancy expense of premises                           312,409              298,066
   Equipment rentals, depreciation and maintenance             842,730              827,263
   Other expenses                                            1,911,950            1,688,234
                                                           -----------         ------------
      Total noninterest expense                              6,944,282            6,393,888
                                                           -----------         ------------

Income before income tax expense                             1,952,916            2,563,542
   Income tax expense                                          644,034              849,685
                                                           -----------         ------------
Net income                                                 $ 1,308,882         $  1,713,857
                                                           ===========         ============

Basic and diluted earnings per share (Note C)              $      0.29         $       0.38
                                                           ===========         ============
Dividends declared per share                               $     0.114         $      0.105
                                                           ===========         ============

See notes to condensed consolidated financial statements (unaudited)

RURBAN FINANCIAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                                    Nine Months Ended
                                                                      September 30,
                                                           --------------------------------
                                                              2001                2000
Interest income
   Interest and fees on loans                              $38,760,172         $ 36,721,236
   Interest and dividends on securities:
      Taxable                                                3,971,596            3,555,090
      Tax-exempt                                               353,894              436,396
   Other                                                       210,078              188,174
                                                           -----------         ------------
      Total interest income                                 43,295,740           40,900,896

Interest expense
   Deposits                                                 20,469,618           17,918,879
   Borrowings                                                3,311,043            3,396,578
                                                           -----------         ------------
      Total interest expense                                23,780,661           21,315,457
                                                           -----------         ------------

Net interest income                                         19,515,079           19,585,439
   Provision for loan losses                                 3,108,000            1,350,000
                                                           -----------         ------------

Net interest income after provision
   for loan losses                                          16,407,079           18,235,439

Noninterest income
   Service charges on deposit accounts                       1,885,315            1,271,291
   Loan servicing fees                                         453,729              499,360
   Trust fees                                                2,019,661            2,070,005
   Data service fees                                         4,511,103            3,836,134
   Net gain (loss) on securities                               195,647              (80,540)
   Net gain on sales of loans                                  668,992              317,675
   Net gain on sales of fixed assets                            69,096                1,641
   Other income                                                560,852              534,373
                                                           -----------         ------------
      Total noninterest income                              10,364,395            8,449,939

Noninterest expense
   Salaries and employee benefits                           11,708,951           10,794,635
   Net occupancy expense of premises                           916,686              857,626
   Equipment rentals, depreciation and maintenance           2,606,283            2,470,978
   Other expenses                                            5,599,897            5,278,002
                                                           -----------         ------------
      Total noninterest expense                             20,831,817           19,401,241
                                                           -----------         ------------

Income before income tax expense                             5,939,657            7,284,137
   Income tax expense                                        1,915,407            2,401,117
                                                           -----------         ------------
Net income                                                 $ 4,024,250         $  4,883,020
                                                           ===========         ============

Basic and diluted earnings per share (Note C)              $      0.89         $       1.08
                                                           ===========         ============
Dividends declared per share                               $     0.343         $      0.305
                                                           ===========         ============

See notes to condensed consolidated financial statements (unaudited)

RURBAN FINANCIAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)

                                                      Three Months         Three Months           Nine Months        Nine Months
                                                         Ended                 Ended                 Ended              Ended
                                                   September 30, 2001     September 30, 2000  September 30, 2001  September 30, 2000
                                                        Total                 Total                  Total              Total
                                                     Shareholders'         Shareholders'          Shareholders'      Shareholders'
                                                        Equity                 Equity                Equity             Equity
                                                   ----------------       -----------------    -----------------  ----------------
Balance at beginning of period                       $ 52,568,056           $ 46,137,455         50,140,186         $ 43,900,471

Net Income                                              1,308,882              1,713,857          4,024,250            4,883,020

Other comprehensive income (loss):
     Net change in unrealized gains (losses)
          on securities available for sale, net           446,442                682,239          1,092,469              562,811
                                                     ------------           ------------        -----------         ------------
Total comprehensive income                              1,755,324              2,396,096          5,116,719            5,445,831

Cash dividends declared                                  (521,669)              (455,479)        (1,565,006)          (1,366,437)

Cash paid in lieu of fractional shares
   for 5% stock dividend
   (Share issued from treasury 216,744 in 2001
      and 206,502 in 2000)                                 (8,659)                (6,968)            (8,659)              (6,968)

Paydown of ESOP loan                                       49,763                 49,047            159,575              147,254
                                                     ------------           ------------        -----------         ------------

Balance at end of period                             $ 53,842,815           $ 48,120,151         53,842,815         $ 48,120,151
                                                     ============           ============        ===========         ============


See notes to condensed consolidated financial statements (unaudited)

RURBAN FINANCIAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                             Nine Months Ended
                                                                              September 30,
                                                                   ----------------------------------
                                                                       2001                 2000
Cash Flows From Operations
   Cash received from customers - fees and commissions             $  9,430,662         $  8,211,163
   Cash paid to suppliers and employees                             (19,501,295)         (18,887,784)
   Loans originated for sale                                        (16,681,108)          (8,226,696)
   Proceeds from sales of loans held for sale                        18,319,716           13,478,245
   Interest received                                                 43,600,284           39,146,511
   Interest paid                                                    (24,109,901)         (19,755,787)
   Income taxes paid                                                 (4,000,000)          (1,446,000)
                                                                   ------------         ------------
         Net cash from operating activities                           7,058,358           12,519,652

Cash Flows From Investing Activities:
   Proceeds from principal repayments, maturities and
      calls of securities available for sale                         29,327,629            6,753,629
   Proceeds from sales of securities available for sale              14,252,069            9,063,569
   Purchase of securities available for sale                        (48,014,817)         (20,427,106)
   Net change in interest-earning deposits in other
      financial institutions                                           (150,000)                  --
   Net change in loans                                               (6,790,406)         (61,404,644)
   Recoveries on loan charge-offs                                       338,565              331,961
   Premises and equipment expenditures, net                          (2,579,024)            (591,475)
                                                                   ------------         ------------
         Net cash from investing activities                         (13,615,984)         (66,274,066)

Cash Flows From Financing Activities:
   Net change in deposits                                            37,232,211           31,720,952
   Net change in federal funds purchased                            (13,200,000)          14,700,000
   Proceeds from FHLB advances                                       13,500,000           13,500,000
   Repayments of FHLB advances                                      (14,314,937)          (7,301,948)
   Net change in other borrowed funds                                        --           (7,000,000)
   Net proceeds from issuance of junior subordinated
      debentures                                                             --            9,695,834
   Cash paid in lieu of fractional share for stock dividend              (8,659)              (6,968)
   Cash dividends paid                                               (2,086,676)          (1,828,884)
                                                                   ------------         ------------
         Net cash from financing activities                          21,121,939           53,478,986
                                                                   ------------         ------------

Net change in cash and cash equivalents                              14,564,313             (275,428)

Cash and cash equivalents at beginning of period                     18,431,717           18,582,702
                                                                   ------------         ------------

Cash and cash equivalents at end of period                         $ 32,996,030         $ 18,307,274
                                                                   ============         ============


                                       8
                                   (Continued)

RURBAN FINANCIAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                      Nine Months Ended
                                                                        September 30,
                                                               ---------------------------------
                                                                   2001                  2000
Reconciliation Of Net Income To Net
   Cash From Operating Activities
   Net Income                                                  $  4,024,250         $  4,883,020
   Adjustments to reconcile net income to net cash from
      operating activities:
         Depreciation                                             1,507,549            1,406,695
         Amortization of intangible assets                           96,313              165,000
         Amortization of deferred debt issue costs                   11,796                   --
         Provision for loan losses                                3,108,000            1,350,000
         Net (gain) loss on securities                             (195,647)              80,540
         Loans originated for sale                              (16,681,108)          (8,226,696)
         Proceeds from sales of loans held for sale              18,319,716           13,478,245
         Net gain on sale of loans                                 (668,992)            (317,675)
         Net gain on sale of fixed assets                           (69,096)              (1,641)
         Paydown of ESOP loan                                       159,575              147,254
         Change in accrued interest receivable                      304,544           (1,754,385)
         Change in other assets                                  (1,547,862)            (344,998)
         Change in accrued interest payable                        (329,240)           1,559,670
         Change in other liabilities                               (981,440)              94,623
                                                               ------------         ------------
               Net cash from operating activities              $  7,058,358         $ 12,519,652
                                                               ============         ============

See notes to condensed consolidated financial statements (unaudited)

RURBAN FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A -- BASIS OF PRESENTATION

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

NOTE B -- STOCK DIVIDENDS

During the third quarter of 2001, the Board of Directors declared and paid a 5% stock dividend from treasury stock. Dividends issued in stock are reported by transferring the market value of the stock issued from retained earnings to common stock or treasury stock and additional paid in capital.

NOTE C -- EARNINGS PER SHARE

Earnings per share have been computed based on the weighted average number of shares outstanding during the periods presented. The number of shares used in the computation of basic and diluted earnings per share was:

                                   Three Months Ended        Nine Months Ended
                                      September 30,            September 30,
                                      -------------            -------------
                                    2001        2000         2001         2000
                                    ----        ----         ----         ----
Basic earnings per share          4,528,223   4,513,595   4,527,805    4,512,338
Diluted earnings per share        4,545,500   4,513,595   4,538,473    4,512,338

Earnings per share and dividends per share have been restated for the 5% stock dividends paid during the third quarters of 2001 and 2000.

NOTE D -- ACCOUNTING STANDARDS IMPLEMENTED IN 2001

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

NOTE E - RECLASSIFICATIONS

Certain amounts appearing in the December 31, 2000 financial statements have been reclassified to conform to the current presentation.

                                       10
                                   (Continued)

NOTE F - RISK ELEMENTS AND ALLOWANCE FOR LOAN LOSSES

ALLOWANCE FOR LOAN LOSSES

The following is a summary of the activity in the allowance for loan losses account for the nine months ended September 30, 2001 and 2000 and the year ended December 31, 2000.


                                          September 30,       December 31,      September 30,
                                             2001                2000                2000
                                          -----------         -----------         -----------
Beginning balance, January 1              $ 7,214,970         $ 6,193,712         $ 6,193,712
Provision for loan losses                   3,108,000           2,100,000           1,350,000
Recoveries of previous charge-offs            338,565             490,752             331,961
Losses charged to the allowance            (2,716,422)         (1,569,494)           (985,181)
                                          -----------         -----------         -----------
   Ending balance                         $ 7,945,113         $ 7,214,970         $ 6,890,492
                                          ===========         ===========         ===========

At September 30, 2001, December 31, 2000 and September 30, 2000 loans past due more than 90 days and still accruing interest approximated $2,248,000, $1,927,000 and $2,054,000.

Impaired loans were as follows.


                                                         September 30,     December 31,      September 30,
                                                             2001             2000                2000
                                                         -----------        ----------        ----------
Loans with no allowance for loan losses allocated        $ 5,114,000        $4,189,000        $3,441,000
Loans with allowance for loan losses allocated             6,211,000         3,923,000         1,673,000
                                                         -----------        ----------        ----------
    Total impaired loans                                 $11,325,000        $8,112,000        $5,114,000
                                                         ===========        ==========        ==========
Amount of allowance allocated                            $ 1,723,000        $2,410,000        $1,049,000
                                                         ===========        ==========        ==========

During the third quarter, net chargeoffs were $879,000 versus $292,000 in the third quarter of 2000. As a reflection of those chargeoffs and the impact of the prevailing economic slowdown on individual loans, a loan loss provision of $1,125,000 was recorded during the third quarter of 2001 as compared to $450,000 in the same period for 2000. For the nine months, net chargeoffs were $2,378,000 versus $653,000 for the first nine months of 2000. The provision for loan losses was $3,108,000 for the nine months ended September 30, 2001 as compared to $1,350,000 for the same period for 2000.

                                       11
                                   (Continued)

NOTE -G CONTINGENT LIABILITIES

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


NOTE H - SEGMENT INFORMATION

The reportable segments are determined by the products and services offered, primarily distinguished between banking and data processing operations. Other segments include the accounts of the holding company, Rurban Financial Corp., which provides management and operational services to its subsidiaries; Reliance Financial Services, N.A., which provides trust and financial services to customers nationwide; Rurban Life, which provides insurance products to customers of the Corporation's subsidiary banks; and Rurban Statutory Trust 1, which manages the Corporation's junior subordinated debentures. Information reported internally for performance assessment follows.

                                       12
                                   (Continued)

As of and for the nine months ended September 30, 2001


                                                            Data                        Total       Intersegment    Consolidated
                                            Banking     Processing       Other        Segments      Elimination       Totals
                                         ---------------------------------------------------------------------------------------
Income statement information:
-----------------------------
Net interest income (expense)            $ 19,431,285   ($  103,017)  $    186,811   $ 19,515,079   $         --    $ 19,515,079

Noninterest income - external
  customers                                 3,670,580     4,511,103      2,182,712     10,364,395             --      10,364,395

Noninterest income - other segments                --     1,168,537      2,660,363      3,828,900     (3,828,900)             --
                                         ------------   -----------   ------------   ------------   ------------    ------------

  Total revenue                            23,101,865     5,576,623      5,029,886     33,708,374     (3,828,900)     29,879,474

Noninterest expense                        13,162,015     4,508,657      6,990,045     24,660,717     (3,828,900)     20,831,817

Significant non-cash items:
  Depreciation and
    amortization                              710,140       756,405        149,113      1,615,658             --       1,615,658
  Provision for loan losses                 3,108,000            --             --      3,108,000             --       3,108,000

Income tax expense (benefit)                2,219,497       363,108       (667,198)     1,915,407             --       1,915,407

Segment profit (loss)                       4,612,353       704,858     (1,292,961)     4,024,250             --       4,024,250

Balance sheet information:
-----------------------------
Total assets                              718,038,816     5,746,683     18,590,730    742,376,229    (16,459,178)    725,917,051

Goodwill and intangibles                      203,687            --             --        203,687             --         203,687

Premises and equipment
  expenditures, net                           522,221     1,980,951         75,852      2,579,024             --       2,579,024

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Rurban Financial Corp. ("Rurban") was incorporated on February 23, 1983, under the laws of the State of Ohio. Rurban is a bank holding company registered with the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended. Rurban's subsidiaries, The State Bank and Trust Company ("State Bank") and RFC Banking Company ("RFCBC") are engaged in the industry segment of commercial banking. RFCBC was created June 30, 2001 through the merger of The Peoples Banking Company, The First National Bank of Ottawa and The Citizens Savings Bank Company, which were wholly owned subsidiaries of Rurban prior to the merger, and now operate as separate divisions under their longstanding names. Rurban's subsidiary, Rurbanc Data Services, Inc. ("RDSI"), provides computerized data processing services to community banks and businesses including Rurban's subsidiary banks. Rurban's subsidiary, Rurban Life Insurance Company ("Rurban Life") has a certificate of authority from the State of Arizona to transact insurance as a domestic life and disability insurer. Rurban's subsidiary, Rurban Statutory Trust I ("RST") was established in September 2000 for the purpose of managing the Corporation's junior subordinated debentures. Reliance Financial Services, N.A. ("Reliance"), a wholly owned subsidiary of State Bank, provides trust and financial services to customers nationwide.

The following discussion is intended to provide a review of the consolidated financial condition and results of operations of Rurban Financial Corp. This discussion should be read in conjunction with the consolidated financial statements and related footnotes.

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

                                    LIQUIDITY

Liquidity relates primarily to the Corporation's ability to fund loan demand, meet deposit customers' withdrawal requirements and provide for operating expenses. Assets used to satisfy these needs consist of cash, federal funds sold, interest-earning deposits in other financial institutions, securities available-for-sale and loans held for sale. These assets are commonly referred to as liquid assets. Liquid assets were $129 million at September 30, 2001, compared to $109 million at December 31, 2000. Management recognizes securities may need to be sold in the future to help fund loan demand and, accordingly, as of September 30, 2001, the entire securities portfolio of $95 million was classified as available for sale. Significant additional off balance sheet liquidity is available in the form of FHLB advances, unused federal funds lines from correspondent banks, the national certificate of deposit market and Rurban's $15 million line of credit, which had no balance outstanding at September 30, 2001.

                                CAPITAL RESOURCES

Total shareholders' equity net of unearned ESOP shares was $53,842,815 as of September 30, 2001, an increase of $3,702,629 over the $50,140,186 as of December 31, 2000 and an increase of $5,722,664 over the $48,120,151 as of September 30, 2000. The increase for the nine months ended September 30, 2001 was a result of net income of $4,024,250, a net $1,092,469 increase in unrealized appreciation on securities available for sale, net of tax; a reduction in unearned ESOP shares of $159,575, offset by dividends declared of $1,565,006 and $8,659 of cash paid for fractional shares resulting from payment of a 5% stock dividend.

The Corporation and each of its subsidiary banks exceed the applicable "well capitalized" regulatory capital requirements at September 30, 2001.

As of September 30, 2001, management is not aware of any current recommendations by banking regulatory authorities which, if they were to be implemented, would have, or are reasonably likely to have, a material adverse effect on the Corporation's liquidity, capital resources or operations.

Supplemental Information

Changes in Financial Condition and Results of Operations

Net income for the quarter was $1.3 million, or $0.29 per share, versus $1.7 million, or $0.38 per share, for third-quarter 2000. Net income for the first nine months of 2001 were $4.0 million, or $0.89 per share, compared with the $4.9 million, or $1.08 per share, reported for the first nine months of 2000. Rurban's growth in noninterest income continued with increases of $1.0 million or 36% for the quarter and $1.9 million or 23% year to date. That growth more than offset single digit growth in noninterest expense and a slight decline in net interest income. However, the results for the quarter and nine months reflected softening economic conditions leading to increased loan chargeoffs and loan loss provisions of $1.1 million and $3.1 million for the three and nine months compared to $.5 million and $1.4 million for the same periods of 2000. The allowance for loan losses as a percent of loans increased from 1.23% at September 30, 2000 and 1.30% at June 30, 2001 to 1.37% at September 30, 2001.

The increases in noninterest income for the third quarter and the first nine months of 2001 were primarily due to sales of new banking products, data processing fee growth from Rurban's bank data processing subsidiary, RDSI, and increases in gains on sale of loans and securities.

DIVIDENDS

Cash dividends declared in the third quarter of 2001 were $530,327, or $0.114 per common share, which represented a 15% increase from the amount declared for the third quarter of 2000. The cash dividends declared in the first nine months of 2001 were $1,573,663 or $0.343 per common share, which was $200,258 or 15% greater than dividends paid in the same period in 2000.

Shareholders received a 5% stock dividend in both September 2000 and 2001, increasing their number of shares on which dividends are paid.

TOTAL REVENUE
                                9/30/01       9/30/00      % Change
                                -------       -------      --------
                                      (Dollars in thousands)
Three Months
     Net Interest Income        $ 6,312        $ 6,683          -6%
     Noninterest Income           3,710          2,724         +36%
                                -------       -------
        Total Revenue           $10,022        $ 9,407          +7%

Nine Months
     Net Interest Income        $19,515        $19,585          --%
     Noninterest Income          10,364          8,450         +23%
                                -------        -------
        Total Revenue           $29,879        $28,035          +7%

Total revenues (net interest income plus noninterest income) were $10.0 million for the third quarter of 2001 compared to $9.4 million for the third quarter of 2000, an increase of $0.6 million, or 7%. Total revenues for the first nine months totaled $29.9 million compared to $28.0 million for the first nine months of 2000, an increase of $1.9 million, or 7%.

NET INTEREST INCOME

Net interest income for the third quarter was $6.3 million compared to $6.6 million for the second quarter and $6.7 million for the third quarter of 2000. The net interest margin for the third quarter of 2001 was 3.67% compared to 3.73% for the second quarter and 4.13% for the third quarter of 2000. The 6 basis point linked quarter decline in the net interest margin was largely due to a 36 basis point decrease in the yield on earning assets from 8.59% to 8.23% which more than offset a 30 basis point decrease in the Company's total cost of funds.

The Federal Reserve Bank's Open Market Committee (the "FOMC") has slashed the federal funds interest rate 400 basis points since the beginning of 2001. Many banks, including Rurban, have dropped their prime lending rate each time that the federal funds rate has been reduced. Management believes that there is a possibility that the FOMC may continue with its rate reductions until the national economy shows signs of improving; placing continued downward pressures on rates earned on loans and investments.

The Rurban banks have long maintained a discipline of avoiding long term mismatches of the maturities of interest-earning assets and interest-bearing liabilities. The Corporation's balance sheet is slightly asset sensitive, with approximately one-third of its loans indexed to the prime rate. This unprecedented steep interest rate decline compressed the net interest margin as the decline in interest income on loans has exceeded the pace of the decline in funding costs.

NONINTEREST INCOME

Noninterest income for the third quarter of 2001 increased to $3.7 million from $2.7 million a year ago, a 36% increase. On a linked quarter basis, noninterest income increased 9%.

Noninterest income for the first nine months of 2001 increased $1.9 million to $10.4 million from $8.5 million in the first nine months of 2000, a 23% increase.

The increase in noninterest income for the third quarter and the first nine months of 2001 was primarily due to growth in data processing fees from the Company's bank data processing subsidiary, Rurbanc Data Services, Inc. ("RDSI") and increased deposit service fees due to a new product introduction during the second quarter of 2001 and increases in gains on sale of loans and securities. Deposit service fees were $752,000 in the third quarter, a $294,000 or 64% increase over 2000; while such fees for the nine months were $1,885,000, a $614,000 or 48% increase. Data processing fees grew to $1,504,000 and $4,511,000 for the three and nine months, increases of $265,000 or 21% and $675,000 or 18% over 2000.

For the first nine months ended September 30, 2001 and September 30, 2000, noninterest income represented 35% and 30% respectively, of total revenues.

NONINTEREST EXPENSES

Noninterest expenses for the third quarter of 2001 were $6.9 million, up 9% from $6.4 million a year ago. On a linked quarter basis, noninterest expenses increased 1%.

Noninterest expenses for the first nine months of 2001 were $20.8 million, up 7% from $19.4 million in the first nine months of 2000.

The increases in noninterest expenses for the third quarter and the first nine months of 2001 were largely the result of inflation, annual merit salary increases and depreciation of technology investments. Despite an expansion of products and services offered, the number of full-time equivalent employees was 278, the same as at September 30, 2000.

LINKED QUARTER COMPARISON

A comparison of financial results for the quarter ended September 30, 2001 to the previous quarter ended June 30, 2001 is as follows: (Dollars in millions, except per share data)

                                      Three             Linked Quarter
                                  Months Ended           Annualized
                            9/30/01         6/30/01     % Increase
                            -------         -------     ----------
Total Assets               $   726        $   718            +4%
Total Loans (Net)              573            576            -5%
Total Deposits                 604            599            +3%
Total Revenues                10.0           10.0            +1%
Noninterest Income             3.7            3.4            +9%
Noninterest Expense            6.9            6.9            +1%
Net Income                     1.3            1.1           +17%
Earnings Per Share         $  0.29        $  0.25           +16%


LOANS

Loans declined in the third quarter as loan demand softened and payoffs increased.

Commercial loan growth for the quarter was flat, while residential loans declined 3% and consumer loans grew 2%. At September 30, 2001, commercial loans, residential loans and consumer loans represented 65%, 17% and 18% respectively, of total loans, compared to 62%, 19% and 19%, respectively, at September 30, 2000.

Management believes that growth in all of the loan categories will continue to be a challenge in the fourth quarter of 2001 and throughout 2002. Borrower concerns about the local economy may continue to affect demand for both business and personal loans.

ASSET QUALITY

Asset quality ratios leveled in the third quarter with non-performing assets at September 30, 2001 totaling $9.4 million or 1.3% of total assets, versus $9.2 million, or 1.3% of total assets at June 30, 2001.

Net chargeoffs (annualized) as a percentage of loans for the third quarter of 2001 were .60% compared to .20% a year ago. Annualized net chargeoffs as a percentage of net loans for the first nine months of 2001 were .55% compared to
 .16% for the same period a year ago.

NET CHARGEOFFS
                                9/30/01       9/30/00       Change
                                -------       -------       ------
                                     (Dollars in thousands)
Three Months
     Commercial                  $  793        $  5        $   788
     Real estate mortgage            10           0             10
     Consumer                        76         287           (211)
                                 ------        ----        -------
        Net chargeoffs           $  879        $292        $   587
                                 ======        ====        =======

Nine Months
     Commercial                  $2,128        $183        $ 1,945
     Real estate mortgage            10          22            (12)
     Consumer                       240         448           (208)
                                 ------        ----        -------
        Net chargeoffs           $2,378        $653        $ 1,725
                                 ======        ====        =======

The increase in net chargeoffs for the nine months was primarily the result of chargeoffs on a few large loan relationships whose remaining balances are classified as impaired.

The allowance for loan losses at September 30, 2001 was 1.37% of total loans compared to 1.30% at June 30, 2001 and 1.23% at September 30, 2000.

RURBANC DATA SERVICES, INC. ("RDSI")

RDSI provides data processing services for 54 community banks in Ohio, Michigan and Indiana. RDSI differentiates itself from its competition through the quality of its products and the excellence of its customer service. The application software utilized by RDSI is a world class software product used by over 3,600 banks nationwide. Customer service encompasses on-time delivery every morning and a discipline of responding to and resolving customer questions and issues within one hour in excess of 90% of the time. Finally, RDSI provides turnkey solutions for its clients through its partnerships with business experienced in a full array of banking products.

RDSI's growth comes from both new and existing clients. In the past five years, the number of bank clients has more than doubled.

                           Three Months Ended            Nine Months Ended
                              September 30,                September 30,
                              -------------                ------------
                         2001      2000    %Increase      2001        2000     %Increase
                        ----------------------------------------------------------------
                                            (Dollars in thousands)
                        ----------------------------------------------------------------
Data Processing Fees    $1,504    $1,239     21%         $4,511       $3,836     18%

Growth in data processing fees was 21% for the third quarter and 18% for the nine months of 2001 over the same periods in 2001.

PRESIDENT'S REMARKS

Results for the quarter and for the nine months reflect a proactive response to the continued softening of the economy. Management has continued to increase the loan loss provision and reserves, and devote additional resources to asset quality assurance processes, and to loan generation efforts.

While none of us could predict the events of September 11 and their aftereffects; Rurban's long-term outlook remains relatively unchanged. Management is concentrating on improving the net interest margin through continued exercise of improved pricing disciplines and an increasing focus on customer relationship management. We expect interest rates to stabilize in the coming quarters and the economy to strengthen in 2002. We remain extremely positive on the fundamentals of our business. We are well positioned to generate improved earnings given the pace of our growth in noninterest income and our loan generation capability; once interest rates stabilize and we see the signs of economic recovery.

EFFECT OF NEW ACCOUNTING PRINCIPLES - FAS 141 & 142

In June 2001, the Financial Accounting Standards Board "FASB" issued Statement of Financial Accounting Standards "SFAS" No. 141, "Business Combinations." SFAS No. 141 requires all business combinations within its scope to be accounted for using the purchase method, rather than the pooling-of-interests method. The provisions of this Statement apply to all business combinations initiated after June 30, 2001. The adoption of this statement will only have an impact on our financial statements if we enter into a business combination.

Also in June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which addresses the accounting for such assets arising from prior and future business combinations. Upon the adoption of this statement, goodwill arising from business combinations will no longer be amortized, but rather will be assessed regularly for impairment, with any such impairment recognized as a reduction to earnings in the period identified. Other identified intangible assets, such as core deposit intangible assets, will continue to be amortized over their estimated useful lives. We are required to adopt this statement on January 1, 2002. The adoption of this statement is not expected to have a material impact on our financial statements.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the Corporation's quantitative and qualitative market risks since December 31, 2000. The following table compares rate sensitive assets and liabilities as of September 30, 2001 to December 31, 2000.

Principal/notational amount maturing in:
(Dollars in thousands)


                                          First           Years
                                          Year            2 to 5        Thereafter          Total
                                         --------        --------       ----------         --------
Comparison of 9/30/01 to 12/31/00
Total rate sensitive assets:
   At September 30, 2001                 $299,770        $261,851        $ 129,387         $691,008
   At December 31, 2000                   273,463         254,653          138,702          666,818
                                         --------        --------        ---------         --------
   Increase (decrease)                   $ 26,307        $  7,198        $  (9,315)        $ 24,190
                                         ========        ========        =========         ========
Total rate sensitive liabilities:
   At September 30, 2001                 $346,992        $206,473        $ 111,139         $664,604
   At December 31, 2000                   345,614         187,830          107,931          641,375
                                         --------        --------        ---------         --------
   Increase                              $  1,378        $ 18,643        $   3,208         $ 23,229
                                         ========        ========        =========         ========

Total rate sensitive assets increased approximately $24.2 million for the nine months ended September 30, 2001 due primarily to a $14.7 million increase in federal funds sold and $6.3 million increase in securities available for sale.

The primary reason for the increase in federal funds sold is a $7 million decline in the residential first mortgage portfolio as borrowers refinance their higher rate loans. The $14.7 million increase in federal funds sold and a $11.0 million increase in projected mortgage-backed securities paydowns resulted in the $26.3 million increase in the "First Year" category.

Total rate sensitive liabilities increased approximately $23.2 million during the nine months ended September 30, 2001. Certificates of deposit balances increased $36.2 million while demand deposits and federal funds purchased declined by $1.7 and $13.2 million, respectively

The $13.2 million reduction in federal funds purchased, replaced with intermediate term (2 - 3 years) fixed rate deposits, resulted in the $18.6 million increase in the "Years 2 -5" category.

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

Item 5. Other Information
   Not applicable

Item 6. Reports on Form 8-K
   A Form 8-K was filed on September 30, 2001 to report the August 15, 2001 declaration of a 5% share dividend payable on September 28, 2001 to shareholders of record as of September 14, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                            RURBAN FINANCIAL CORP.


Date   November 14, 2001                       By  /S/ Thomas C.Williams
       ------------------                         -----------------------------
                                                       Thomas C. Williams
                                                           President &
                                                      Chief Executive Officer


                                                By /S/ Richard C. Warrener
                                                   ----------------------------
                                                        Richard C. Warrener
                                                    Executive Vice President &
                                                      Chief Financial Officer