Form 10-K
period 2001-12-31
RURBAN FINANCIAL CORP
filed 2002-04-16
CIK 767405

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL
                    YEAR ENDED DECEMBER 31, 2001

                                               OR

[  ]                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

                    FOR THE TRANSITION PERIOD FROM ___________ TO ____________

Commission File Number 0-13507

                             RURBAN FINANCIAL CORP.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

              OHIO                                            34-1395608
---------------------------------                         ----------------------
(State or other jurisdiction of                            (I.R.S. Employer
 Incorporation or organization)                            Identification No.)

401 CLINTON STREET, DEFIANCE, OHIO                                43512
---------------------------------------                         ----------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code:            (419) 783-8950
                                                              -----------------

Securities registered pursuant to Section 12(b) of the Act:       None
                                                              -----------------

Securities registered pursuant to Section 12(g) of the Act:

    Common Shares, Without Par Value (4,564,513 Outstanding At April 15, 2002)
    --------------------------------------------------------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Based upon the closing price of the Common Shares of the Registrant on April 15, 2002, the aggregate market value of the Common Shares of the Registrant held by non-affiliates on that date was $43,805,105.

Documents Incorporated by Reference:

Portions of the Registrant's definitive Proxy Statement for its Annual Meeting of Shareholders to be held on May 30, 2002 are incorporated by reference into
Part III of this Annual Report on Form 10-K.

               Exhibit Index on Page 87 (as numbered sequentially)

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

           Through its subsidiaries, (1) The State Bank and Trust Company, Defiance, Ohio ("State Bank"), and (2) RFC Banking Company ("RFCBC") which is comprised of the following divisions: The Peoples Banking Company, Findlay, Ohio ("Peoples Bank"), The First Bank of Ottawa ("First Bank of Ottawa") and The Citizens Savings Bank Company, Pemberville, Ohio ("Citizens Savings Bank"), the Corporation is engaged in the business of commercial banking. The Corporation's subsidiary, Rurbanc Data Services, Inc. ("RDSI"), is engaged in the related business of providing data processing services, principally to banks. The Corporation's subsidiary, Rurban Life Insurance Company ("Rurban Life"), is engaged in the related business of accepting life and disability reinsurance ceded in part by American General Assurance Company ("AGAC") from the credit life and disability insurance. State Bank has two wholly-owned subsidiaries:
Reliance Financial Services, N.A. ("RFS") and Rurban Mortgage Company ("RMC"). RFS is a nationally-chartered trust and financial services company. RMC is an Ohio corporation and mortgage company with its principle office located in Defiance, Ohio.

                  GENERAL DESCRIPTION OF HOLDING COMPANY GROUP

STATE BANK

           State Bank is an Ohio state-chartered bank. State Bank presently operates six branch offices in Defiance County, Ohio (five in the city of Defiance and one in Ney), three branch offices in adjacent Paulding County, Ohio (one each in Paulding, Oakwood and Grover Hill), three branch offices in Fulton County, Ohio (one in each of Delta, Lyons and Wauseon), one branch office in Summit County (Westlake) and one in Cuyahoga County (Akron). At December 31, 2001, State Bank had 85 full-time equivalent employees.

           State Bank offers a full range of commercial banking services, including checking and NOW accounts; passbook savings and money market accounts; time certificates of deposit, automatic teller machines; commercial, consumer, agricultural and residential mortgage loans (including "Home Value Equity" line of credit loans); personal and corporate trust services; commercial leasing; bank credit card services; safe deposit box rentals; and other personalized banking services. In addition, State Bank serves as a correspondent (federal funds investing and check clearing purposes) for RFCBC's three operating divisions (Peoples Bank, First Bank of Ottawa and Citizens Savings Bank).

           RFS

           RFS is a nationally-chartered trust and financial services company and a wholly-owned subsidiary of State Bank. RFS offers various trust and financial services, including asset management services for individuals and corporate employee benefit plans as well as brokerage services through Raymond James Financial, Inc.

           RFS has two offices. The main office is located in State Bank's main offices in Defiance, Ohio with the second located in Dayton, Ohio. At December 31, 2001, RFS had 26 full-time equivalent employees.

           RMC

           RMC is an Ohio corporation with its main office located in Defiance, Ohio. RMC is a wholly-owned subsidiary of State Bank. RMC ceased originating mortgage loans in the second quarter of 2000.

           At December 31, 2001, RMC had no employees.

RFC BANKING COMPANY

         Effective June 30, 2001, Peoples Bank, First Bank of Ottawa and Citizens Savings Bank merged to form an Ohio state-chartered bank, RFC Banking Company. RFCBC provides checking and NOW accounts; passbook savings and money market accounts; time certificates of deposit; an automatic teller machine; commercial, consumer, agricultural and residential loans; personal and corporate trust services; commercial leasing; bank credit card services; safe deposit box rentals and other personalized banking services. At December 31, 2001, RFCBC had 60 full-time equivalent employees.

         Each of the RFCBC divisions described below maintains the following offices and operates under their individual bank names.

         PEOPLES BANK

           The main office of Peoples Bank is located in Findlay, Ohio. Peoples Bank operates one full-service branch in Findlay and one in McComb, Ohio.

         FIRST BANK OF OTTAWA

           The executive offices of First Bank of Ottawa are located at 405 East Main Street, Ottawa, Ohio. At its present location, First Bank of Ottawa operates four drive-in teller lanes and an automatic teller machine with a traditional banking lobby on the first floor. First Bank of Ottawa presently operates no branch offices.

         CITIZENS SAVINGS BANK

         The main office of Citizens Savings Bank is located in Pemberville, Ohio. Citizens Savings Bank also operates a full-service branch in Gibsonburg, Ohio.

RDSI

           Substantially all of RDSI's business is comprised of providing data processing services to 52 financial institutions in Ohio, Michigan and Indiana (including State Bank and RFCBC), including information processing for financial institution customer services, loan and deposit account information and data analysis. At December 31, 2001, RDSI had 45 full-time equivalent employees.

RURBAN LIFE

           Rurban Life commenced its business of transacting insurance as an Arizona life and disability reinsurer in January, 1988. Rurban Life accepts reinsurance ceded in part by AGAC from the credit life and disability insurance purchased by customers of State Bank and RFCBC (through its divisions, Peoples Bank, First Bank of Ottawa and Citizens Savings Bank) from AGAC in connection with revolving credit loans secured by mortgages and with certain installment loans made to such customers by State Bank and RFCBC (though its divisions, Peoples Bank, First Bank of Ottawa and Citizens Savings Bank). The operations of Rurban Life do not materially impact the consolidated results of operations of the Corporation. As of December 31, 2001, Rurban Life has not accepted any other reinsurance. In August 2000, the Corporation's banks ceased issuing credit life and disability insurance contracts through AGAC. In September 2000, the Corporation's banks entered into agreements with Individual Assurance Corporation ("IAC") and began issuing credit life and disability insurance contract through IAC. At December 31, 2001, Rurban Life had no employees.

                                   COMPETITION

           State Bank and RFCBC experience significant competition in attracting depositors and borrowers. Competition in lending activities comes principally from other commercial banks in the lending areas of State Bank and RFCBC, and, to a lesser extent, from savings associations, insurance companies, governmental agencies, credit unions, securities brokerage firms and pension funds. The primary factors in competing for loans are interest rates charged and overall banking services.

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

           RFS, as a nationally-chartered trust company, is regulated by the OCC. As Ohio state-chartered banks, State Bank and RFCBC are supervised and regulated by the Ohio Division of Financial Institutions. State Bank is a member of the Federal Reserve System so its primary federal regulator is the Federal Reserve Board. RFCBC is not a member of the Federal Reserve System so its primary federal regulator is the Federal Deposit Insurance Corporation ("FDIC"). The deposits of State Bank and RFCBC are insured by the FDIC and as such those entities are subject to the applicable provisions of the Federal Deposit Insurance Act. A subsidiary of a bank holding company can be liable to reimburse the FDIC, if the FDIC incurs or anticipates a loss because of a default of another FDIC-insured subsidiary of the bank holding company or in connection with FDIC assistance provided to such subsidiary in danger of default. In addition, the holding company of any insured financial institution that submits a capital plan under the federal banking agencies' regulations on prompt corrective action guarantees a portion of the institution's capital shortfall, as discussed below.

           Various requirements and restrictions under the laws of the United States and the State of Ohio affect the operations of State Bank and RFCBC including requirements to maintain reserves against deposits, restrictions on the nature and amount of loans which may be made and the interest that may be charged thereon, restrictions relating to investments and other activities, limitations on credit exposure to correspondent banks, limitations on activities based on capital and surplus, limitations on payment of dividends, and limitations on branching.

           The Federal Reserve Board has adopted risk-based capital guidelines for bank holding companies and for state member banks, such as State Bank. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk weighted assets by assigning assets and off-balance-sheet items to broad risk categories. The minimum ratio of total capital to risk weighted assets (including certain off-balance-sheet items, such as standby letters of credit) is 8%. At least 4.0 percentage points is to be comprised of common stockholders' equity (including retained earnings but excluding treasury stock), noncumulative perpetual preferred stock, a limited amount of cumulative perpetual preferred stock, and minority interests in equity accounts of consolidated subsidiaries, less goodwill and certain other intangible assets ("Tier 1 capital"). The remainder ("Tier 2 capital") may consist, among other things, of mandatory convertible debt securities, a limited amount of subordinated debt, other preferred stock and a limited amount of allowance for loan and lease losses. The Federal Reserve Board also imposes a minimum leverage ratio (Tier 1 capital to total assets) of 3% for bank holding companies and state member banks that meet certain specified conditions, including no operational, financial or supervisory deficiencies, and including having the highest regulatory rating. The minimum leverage ratio is 1%-2% higher for other bank holding companies and state member banks based on their particular circumstances and risk profiles and those experiencing or anticipating significant growth. State non-member banks such as RFCBC, are subject to similar capital requirements adopted by the FDIC.

           The Corporation and RFCBC at year end 2001 were categorized as well capitalized while State Bank was adequately capitalized. The Corporation, State Bank and the three banks which were merged to create RFCBC in 2001 were categorized as well capitalized at year end 2000.

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

           The ability of a bank holding company to obtain funds for the payment of dividends and for other cash requirements is largely dependent on the amount of dividends which may be declared by its subsidiary banks and other subsidiaries. However, the Federal Reserve Board expects the Corporation to serve as a source of strength to its subsidiary banks, which may require it to retain capital for further investment in the subsidiaries, rather than for dividends to shareholders of the Corporation. State Bank and RFCBC may not pay dividends to the Corporation if, after paying such dividends, they would fail to meet the required minimum levels under the risk-based capital guidelines and the minimum leverage ratio requirements. State Bank and RFCBC must have the approval of their respective regulatory authorities if a dividend in any year would cause the total dividends for that year to exceed the sum of the current year's net profits and the retained net profits for the preceding two years, less required transfers to surplus. Payment of dividends by the bank subsidiaries may be restricted at any time at the discretion of the regulatory authorities, if they deem such dividends to constitute an unsafe and/or unsound banking practice. These provisions could have the effect of limiting the Corporation's ability to pay dividends on its outstanding common shares.

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

              DEPOSIT INSURANCE ASSESSMENTS AND RECENT LEGISLATION

           The FDIC is authorized to establish separate annual assessment rates for deposit insurance for members of the Bank Insurance Fund ("BIF") and the Savings Association Insurance Fund ("SAIF"). State Bank and RFCBC are members of BIF. The FDIC may increase assessment rates for either fund if necessary to restore the fund's ratio of reserves to insured deposits to its target level within a reasonable time and may decrease such rates if such target level has been met. The FDIC has established a risk-based assessment system for both BIF and SAIF members. Under this system, assessments vary based on the risk the institution poses to its deposit insurance fund. The risk level is determined based on the institution's capital level and the FDIC's level of supervisory concern about the institution.

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

           As of the date of this Form 10-K, the Corporation has opted not to become a financial holding company. The Corporation intends to continue to analyze the proposed advantages and disadvantages of becoming a financial holding company on a periodic basis.

           STATISTICAL FINANCIAL INFORMATION REGARDING THE CORPORATION

           The following schedules and tables analyze certain elements of the consolidated balance sheets and statements of income of the Corporation and its subsidiaries, as required under Exchange Act Industry Guide 3 promulgated by the Securities and Exchange Commission, and should be read in conjunction with the narrative analysis presented in ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS and the Consolidated Financial Statements of the Corporation and its subsidiaries included at pages F-1 through F-37 of this Annual Report on Form 10-K.

I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

A.   The following are the average balance sheets for the years ending December
     31:

ASSETS                                                         2001                 2000                  1999
                                                               ----                 ----                  ----
Interest-earning assets
     Securities available for sale (1)
         Taxable                                        $      86,093,920    $      74,441,630           73,661,147
         Non-taxable                                            8,389,767           11,358,301            9,442,497
     Federal funds sold                                         4,758,218              842,205            1,477,880
     Loans, net of unearned income
       and deferred loan fees (2)                             583,238,599          542,411,783          461,342,591
                                                        -----------------    -----------------    -----------------
         Total interest-earning assets                        682,480,504          629,053,919          545,924,115
     Allowance for loan losses                                 (7,627,356)          (6,652,365)          (5,698,734)
                                                        -----------------    -----------------    -----------------
                                                              674,853,148          622,401,554          540,225,381
Noninterest-earning assets
     Cash and due from banks                                   24,496,305           18,474,413           16,953,255
     Premises and equipment, net                               12,089,689           10,960,222           11,188,449
     Accrued interest receivable and
       other assets                                            11,387,930           13,686,564           11,833,035
                                                        -----------------    -----------------    -----------------
                                                        $     722,827,072    $     665,522,753    $     580,200,120
                                                        =================    =================    =================
LIABILITIES AND SHAREHOLDERS' EQUITY

Interest-bearing liabilities
     Deposits
         Savings and interest-bearing
           demand deposits                              $     160,936,035    $     167,696,509    $     173,054,644
         Time deposits                                        385,058,782          326,957,405          263,863,296
     Short-term borrowings                                      8,916,001           19,961,260           11,313,555
     Advances from Federal Home
       Loan Bank (FHLB)                                        51,759,557           43,769,424           32,332,414
     Junior subordinated debentures                             9,702,395            3,229,999                    -
     Other borrowed funds                                               -            4,314,728            4,100,000
                                                        -----------------    -----------------    -----------------
         Total interest-bearing liabilities                   616,372,770          565,929,325          484,663,909
Noninterest-bearing liabilities
     Demand deposits                                           47,207,819           43,773,329           45,760,449
     Accrued interest payable and
       other liabilities                                        6,538,340            9,192,932            6,809,194
                                                        -----------------    -----------------    -----------------
                                                              670,118,929          618,895,586          537,233,552
Shareholders' equity (3)                                       52,708,143           46,627,167           42,966,568
                                                        -----------------    -----------------    -----------------
                                                        $     722,827,072    $     665,522,753    $     580,200,120
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

(3) Shown net of average net unrealized appreciation (depreciation) on securities available for sale, net of tax. 10.

I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL (Continued)

B. The following tables set forth, for the years indicated, the condensed average balances of interest-earning assets and interest-bearing liabilities, the interest earned or paid on such amounts, and the average interest rates earned or paid thereon.

                                                     ------------------------------2001--------------------------
                                                                                   ----
                                                          Average                                       Average
                                                          Balance                Interest                Rate
                                                          -------                --------                ----
INTEREST-EARNING ASSETS
     Securities (1)
         Taxable                                     $     84,170,391        $      5,462,886             6.49%
         Non-taxable                                        8,380,942                 615,453 (2)         7.34   (2)
     Federal funds sold                                     4,758,218                 167,133             3.51
     Loans, net of unearned income and
       deferred loan fees                                 583,238,599 (3)          50,482,611 (4)         8.66
                                                     ----------------        ----------------
         Total interest-earning assets               $    680,548,150              56,728,083 (2)         8.34%  (2)
                                                     ================
INTEREST-BEARING LIABILITIES
     Deposits
         Savings and interest-bearing
           demand deposits                           $    160,936,035               4,244,925             2.64%
         Time deposits                                    385,058,782              22,169,421             5.76
     Short-term borrowings                                  8,916,001                 301,726             3.38
     Advances from FHLB                                    51,759,557               2,986,829             5.77
     Junior subordinated debentures                         9,702,395               1,048,109            10.80
     Other borrowed funds                                           -                  26,614              N/A
                                                     ----------------        ----------------
         Total interest-bearing liabilities          $    616,372,770              30,777,624             4.99%  (5)
                                                     ================        ----------------
Net interest income                                                          $     25,950,459 (2)
                                                                             ================

Net interest income as a percent
  of average interest-earning assets                                                                      3.81%  (2)


--------------------------------------------------------------------------------

(1) Securities balances represent daily average balances for the amortized cost of securities. The average rate is calculated based on the amortized cost of securities.

(2) Computed on tax equivalent basis for non-taxable securities (34% statutory tax rate in 2001).

(3) Loan balances include principal balances of nonaccrual loans and loans held for sale.

(4)  Includes net fees on loans of $1,863,508 in 2001.

(5) Excludes approximately $47,207,000 in noninterest-bearing demand deposits. If such balances were included, the average rate would be 4.64%.

I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL (Continued)


                                                     ------------------------------2000--------------------------
                                                                                   ----
                                                          Average                                       Average
                                                          Balance                Interest                Rate
                                                          -------                --------                ----
INTEREST-EARNING ASSETS
     Securities (1)
         Taxable                                     $     76,005,166        $      4,978,266             6.55%
         Non-taxable                                       11,906,739                 897,333 (2)         7.54   (2)
     Federal funds sold                                       842,205                  48,035             5.70
     Loans, net of unearned income and
       deferred loan fees                                 542,411,783 (3)          50,404,396 (4)         9.29
                                                     ----------------        ----------------
         Total interest-earning assets               $    631,165,893              56,328,030 (2)         8.92%  (2)
                                                     ================

INTEREST-BEARING LIABILITIES
     Deposits
         Savings and interest-bearing
           demand deposits                           $    167,696,509               5,858,448             3.49%
         Time deposits                                    326,957,405              19,033,922             5.82
     Short-term borrowings                                 19,961,260               1,358,778             6.81
     Advances from FHLB                                    43,769,424               2,707,345             6.19
     Junior subordinated debentures                         3,229,999                 335,667            10.39
     Other borrowed funds                                   4,314,728                 340,909             7.90
                                                     ----------------        ----------------
         Total interest-bearing liabilities          $    565,929,325              29,635,069             5.24%  (5)
                                                     ================        ----------------
Net interest income                                                          $     26,692,961 (2)
                                                                             ================
Net interest income as a percent
  of average interest-earning assets                                                                      4.23%  (2)

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

(5) Excludes approximately $43,773,000 in noninterest-bearing demand deposits. If such balances were included, the average rate would be 4.86%.

I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL (Continued)

                                                     ------------------------------1999--------------------------
                                                                                   ----
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
                                                     ================

INTEREST-BEARING LIABILITIES
     Deposits
         Savings and interest-bearing
           demand deposits                           $    173,054,644               5,500,812             3.18%
         Time deposits                                    263,863,296              13,525,640             5.13
     Short-term borrowings                                 11,313,555                 617,027             5.45
     Advances from FHLB                                    32,332,414               1,765,513             5.46
     Other borrowed funds                                   4,100,000                 334,921             8.17
                                                     ----------------        ----------------
         Total interest-bearing liabilities          $    484,663,909              21,743,913             4.49%  (5)
                                                     ================        ----------------

Net interest income                                                          $     23,465,576 (2)
                                                                             ================
Net interest income as a percent
  of average interest-earning assets                                                                      4.29%  (2)

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

(5) Excludes approximately $45,760,449 in noninterest-bearing demand deposits. If such balances were included, the average rate would be 4.10%.

I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL (Continued)

C. The following tables set forth the effect of volume and rate changes on interest income and expense for the periods indicated. For purposes of these tables, changes in interest due to volume and rate were determined as follows:

     Volume Variance - change in volume multiplied by the previous year's rate. Rate Variance - change in rate multiplied by the previous year's volume. Rate/Volume Variance - change in volume multiplied by the change in rate. This variance was allocated to volume variance and rate variance in proportion to the relationship of the absolute dollar amount of the change in each. Interest on non-taxable securities has been adjusted to a fully tax equivalent basis using a statutory tax rate of 34% in 2001, 2000 and 1999.

                                                                    Total            Variance Attributable To
                                                                  Variance           -------------------------
                                                                  2001/2000          Volume                Rate
                                                                  ---------          ------                ----
INTEREST INCOME
     Securities
         Taxable                                              $      484,620     $      530,326    $        (45,706)
         Non-taxable                                                (281,880)          (259,457)            (22,423)
     Federal funds sold                                              119,098            144,098             (25,000)
     Loans, net of unearned income
       and deferred loan fees                                         78,215          3,657,773          (3,579,558)
                                                              --------------     --------------    ----------------
                                                                     400,053          4,072,740          (3,672,687)
INTEREST EXPENSE
     Deposits
         Savings and interest-bearing
           demand deposits                                        (1,613,523)          (228,000)         (1,385,523)
         Time deposits                                             3,135,499          3,347,310            (211,811)
     Short-term borrowings                                        (1,057,052)          (553,786)           (503,266)
     Advances from FHLB                                              279,484            469,985            (190,501)
     Junior subordinated debentures                                  712,442            698,672              13,770
     Other borrowed funds                                           (314,295)          (170,455)           (143,840)
                                                              --------------     --------------    ----------------
                                                                   1,142,555          3,563,726          (2,421,171)
                                                              --------------     --------------    ----------------
NET INTEREST INCOME                                           $     (742,502)    $      509,014    $     (1,251,516)
                                                              ==============     ==============    ================

I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL (Continued)


                                                                    Total             Variance Attributable To
                                                                  Variance           --------------------------
                                                                  2000/1999          Volume               Rate
                                                              --------------     --------------    ----------------
INTEREST INCOME
     Securities
         Taxable                                              $      424,728     $      138,706    $        286,022
         Non-taxable                                                 142,398            142,237                 161
     Federal funds sold                                              (28,373)           (35,600)              7,227
     Loans, net of unearned income
       and deferred loan fees                                     10,579,788          7,371,120           3,208,668
                                                              --------------     --------------    ----------------
                                                                  11,118,541          7,616,463           3,502,078
INTEREST EXPENSE
     Deposits
         Savings and interest-bearing
           demand deposits                                           357,636           (174,334)            531,970
         Time deposits                                             5,508,282          3,514,175           1,994,107
     Short-term borrowings                                           741,751            559,979             181,772
     Advances from FHLB                                              941,832            684,806             257,026
     Junior subordinated debentures                                  335,667            335,667                   -
     Other borrowed funds                                              5,988             17,187             (11,199)
                                                              --------------     --------------    ----------------
                                                                   7,891,156          4,937,480           2,953,676
                                                              --------------     --------------    ----------------
NET INTEREST INCOME                                           $    3,227,385     $    2,678,983    $        548,402
                                                              ==============     ==============    ================

II.     INVESTMENT PORTFOLIO

     A. The book value of securities available for sale as of December 31 are summarized as follows:

                                                                  2001                2000                1999
                                                                  ----                ----                ----
       U.S. Treasury and Government agencies                $    16,881,118     $    22,896,320    $     19,376,264
       Obligations of states and
         political subdivisions                                   4,797,862          12,575,609          10,581,971
       Mortgage-backed securities                                62,981,046          49,930,790          50,565,523
       Corporate Securities                                       6,179,483                   -                   -
       Mutual Funds                                              10,000,000                   -                   -
       Marketable equity securities                               3,536,042           3,502,239           2,595,150
                                                            ---------------     ---------------    ----------------
                                                            $   104,375,551     $    88,904,958    $     83,118,908
                                                            ===============     ===============    ================


     B. The maturity distribution and weighted average yield of securities available for sale at December 31, 2001 are as follows:

                                                   -----------------------------Maturing--------------------------
                                                                   After One Year   After Five Years
                                                       Within        But Within        But Within         After
                                                      One Year       Five Years         Ten Years       Ten Years
                                                      --------       ----------         ---------       ---------
U.S. Treasury and Government agencies              $           -   $    15,618,787   $   1,262,331   $            -
Obligations of states and political
  subdivisions                                           185,219         1,086,693       2,220,319        1,305,631
Mortgage-backed securities (2)                           546,169         3,933,343      17,779,878       40,721,656
Corporate securities                                           -         6,129,483          50,000                -
Mutual Funds                                                   -                 -               -       10,000,000
Marketable equity securities                                   -                 -               -        3,536,042
                                                   -------------   ---------------   -------------   --------------
                                                   $     731,388   $    26,768,306   $  21,312,528   $   55,563,329
                                                   =============   ===============   =============   ==============
Weighted average yield (1)                                 6.42%             5.02%           6.37%            5.70%


     (1)  Yields are not presented on a tax-equivalent basis.

     (2)  Maturity based upon estimated weighted-average life.

     The weighted average interest rates are based on coupon rates for securities purchased at par value and on effective interest rates considering amortization or accretion if the securities were purchased at a premium or discount.

     C. At December 31, 2001, the Corporation had an investment with an amortized cost of approximately $10,051,000 and a fair value of approximately $10,000,000 in the Federated Ultrashort Bond Fund. Excluding those holdings of the investment portfolio in U.S. Treasury securities and other agencies of the U.S. Government, there were no other securities of any one issuer which exceeded 10% of the shareholders' equity of the Corporation at December 31, 2001.

III.     LOAN PORTFOLIO

     A. Types of Loans - Total loans on the balance sheet are comprised of the following classifications at December 31 for the years indicated:

                           2001               2000               1999                 1998               1997
                           ----               ----               ----                 ----               ----
Commercial and
  agricultural      $    388,673,339   $    362,927,760   $     326,564,165   $     248,840,548   $     217,324,268
Real estate
  mortgage               106,689,148        107,717,699          80,703,338          72,225,323          75,212,817
Consumer
  loans to
  individuals            105,264,384        106,342,607          94,410,123          73,244,850          67,198,876
                    ----------------   ----------------   -----------------   -----------------   -----------------
                    $    600,626,871   $    576,988,066   $     501,677,626   $     394,310,721   $     359,735,961
                    ================   ================   =================   =================   =================
Real estate
  mortgage
  loans held
  for resale        $        439,991   $      1,166,716   $       7,149,585   $      18,509,275   $       4,404,327
                    ================   ================   =================   =================   =================

CONCENTRATIONS OF CREDIT RISK: The Corporation grants commercial, real estate and installment loans to customers mainly in northern Ohio. Commercial loans include loans collateralized by commercial real estate, business assets and agricultural loans collateralized by crops and farm equipment. As of December 31, 2001, commercial and agricultural loans make up approximately 65% of the loan portfolio and the loans are expected to be repaid from cash flow from operations of businesses. As of December 31, 2001, residential first mortgage loans make up approximately 18% of the loan portfolio and are collateralized by first mortgages on residential real estate. As of December 31, 2001, consumer loans to individuals make up approximately 17% of the loan portfolio and are primarily collateralized by consumer assets.

     B. Maturities and Sensitivities of Loans to Changes in Interest Rates - The following table shows the amounts of commercial and agricultural loans outstanding as of December 31, 2001 which, based on remaining scheduled repayments of principal, are due in the periods indicated. Also, the amounts have been classified according to sensitivity to changes in interest rates for commercial and agricultural loans due after one year. (Variable-rate loans are those loans with floating or adjustable interest rates.)

                                                                                             Commercial and
                                            Maturing                                          Agricultural
                                            --------                                          ------------
                         Within one year                                                     $   142,445,000
                         After one year but within five years                                    131,365,000
                         After five years                                                        114,863,000
                                                                                             ---------------
                                                                                             $   388,673,000
                                                                                             ===============


                         Commercial and Agricultural
                         ---------------------------
                                                              Interest Sensitivity
                                                              --------------------
                                                            Fixed            Variable
                                                            Rate               Rate               Total
                                                            ----               ----               -----
                         Due after one year but
                           within five years         $     50,117,000     $    81,248,000    $   131,365,000
                         Due after five years              12,842,000         102,021,000        114,863,000
                                                     ----------------     ---------------    ---------------
                                                     $     62,959,000     $   183,269,000    $   246,228,000
                                                     ================     ===============    ===============

         C.     RISK ELEMENTS

                1.    Nonaccrual, Past Due, Restructured and Impaired Loans
                      - The following schedule summarizes nonaccrual, past due, restructured and impaired loans at December 31.

                                           2001              2000           1999            1998           1997
                                           ----              ----           ----            ----           ----
                                                                       (In thousands)
(a)     Loans accounted for on a
          nonaccrual basis              $   12,557 (1)   $    2,950  (1)  $  1,403 (1)   $   1,880 (1)   $   2,303 (1)

(b)     Accruing loans which
          are contractually
          past due 90 days or
          more as to interest
          or principal payments              2,131            1,927            809 (1)       1,742            462

(c)     Loans not included in (a)
          which are "Troubled

          Debt Restructurings" as

          defined by Statement of
          Financial Accounting

          Standards No. 15                       -            3,911  (1)         -               -               -
                                        ----------       ----------     ----------      ----------    ------------
          Total non-performing

            loans                       $   14,688       $    8,788     $    2,212       $   3,622     $     2,765
                                        ==========       ==========     ==========      ==========    ============

(d)     Other loans defined as
         impaired                       $        -       $    1,624     $    1,103       $       -     $         -
                                        ==========       ==========     ==========      ==========    ============

                (1)    Includes loans defined as "impaired" under SFAS No. 114.

Management believes the allowance for loan losses at December 31, 2001 is adequate to absorb any losses on nonperforming loans, as the allowance balance is maintained by management at a level considered adequate to cover losses that are probable based on past loss experience, general economic conditions, information about specific borrower situations including their financial position and collateral values, and other factors and estimates which are subject to change over time.

                                                                                                 2001
                                                                                                 ----
                                                                                            (In thousands)
         Gross interest income that would have been recorded in 2001 on nonaccrual loans outstanding at December 31, 2001 if the loans had been current, in accordance with their original terms and had been outstanding throughout the period or since origination if held for part
         of the period                                                                              $589

         Interest income actually recorded on nonaccrual loans and included in net income
         for the period                                                                              205
                                                                                               ---------
         Interest income not recognized during the period                                           $384


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

               2.   Potential Problem Loans

                    As of December 31, 2001, in addition to the $14,688,000 of loans reported under Item III. C. 1. (which includes all loans classified by management as doubtful or loss), there are approximately $25,756,000 in other outstanding loans where known information about possible credit problems of the borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms (loans classified as substandard by management) and which may result in disclosure of such loans pursuant to Item III. C. 1. at some future date. In regard to loans classified as substandard, management believes that such potential problem loans have been adequately evaluated in the allowance of loan losses.

               3.   Foreign Outstandings

                    None

               4.   Loan Concentrations

                    At December 31, 2001, loans outstanding related to agricultural operations or collateralized by agricultural real estate aggregated approximately $67,137,000. At December 31, 2001, there were no agriculture loans which were accounted for on a nonaccrual basis; and there were no agriculture loans which are contractually past due ninety days or more as to interest or principal payments.

          D.   OTHER INTEREST-BEARING ASSETS

               Other than $326,000 in foreclosed real estate, there are no other interest-bearing assets as of December 31, 2001 which would be required to be disclosed under Item III. C. 1 or Item III. C. 2. if such assets were loans.

IV.  SUMMARY OF LOAN LOSS EXPERIENCE

     A. The following schedule presents an analysis of the allowance for loan losses, average loan data and related ratios for the years ended December 31:

                                                      2001           2000              1999              1998            1997
                                                  -------------  -------------     -------------    -------------   -------------
LOANS
    Loans outstanding at end of period (1)        $ 600,730,921  $ 577,802,941     $ 508,480,963    $ 412,478,828   $ 363,851,637
                                                  =============  =============     =============    =============   =============
    Average loans outstanding during period (1)   $ 583,238,599  $ 542,411,783     $ 461,342,591    $ 376,126,488   $ 342,480,740
                                                  =============  =============     =============    =============   =============

ALLOWANCE FOR LOAN LOSSES
    Balance at beginning of period                $   7,214,970  $   6,193,712     $   5,408,854    $   5,239,601   $   5,066,600

    Loans charged-off
         Commercial and agricultural loans           (6,089,530       (641,088)         (578,228)        (885,132)       (438,317)
         Real estate mortgage                           (53,720        (22,195)          (25,181)         (59,940)        (30,863)
         Consumer loans to individuals               (1,029,707       (906,211)         (489,032)        (390,420)       (856,426)
                                                  -------------  -------------     -------------    -------------   -------------
                                                     (7,172,957     (1,569,494)       (1,092,441)      (1,335,492)     (1,325,606)

    Recoveries of loans previously charged-off
         Commercial and agricultural loans              109,813        106,048           327,122          248,054         308,283
         Real estate mortgage                             1,299         22,780            72,045            3,610           6,877
         Consumer loans to individuals                  352,811        361,924           263,132          173,081         235,482
                                                  -------------  -------------     -------------    -------------   -------------
                                                        463,923        490,752           662,299          424,745         550,642
                                                  -------------  -------------     -------------    -------------   -------------

Net loans charged-off                                (6,709,034     (1,078,742)         (430,142)        (910,747)       (774,964)

Provision for loan losses                             8,733,000      2,100,000         1,215,000        1,080,000         947,965
                                                  -------------  -------------     -------------    -------------   -------------

Balance at end of period                          $   9,238,936  $   7,214,970     $   6,193,712    $   5,408,854   $   5,239,601
                                                  =============  =============     =============    =============   =============
Ratio of net charge-offs during the period to
  average loans outstanding during the period            1.15 %            .20%              .09%             .24%            .23%
                                                  =============  =============     =============    =============   =============

(1) Net of unearned income and deferred loan fees, including loans held for sale

The allowance for loan losses balance and the provision for loan losses are judgmentally determined by management based upon periodic reviews of the loan portfolio. In addition, management considered the level of charge-offs on loans as well as the fluctuations of charge-offs and recoveries on loans in the factors which caused these changes. Estimating the risk of loss and the amount of loss is necessarily subjective. Accordingly, the allowance is maintained by management at a level considered adequate to cover losses that are currently anticipated based on past loss experience, economic conditions, information about specific borrower situations including their financial position and collateral values and other factors and estimates which are subject to change over time.

     B. The following schedule is a breakdown of the allowance for loan losses allocated by type of loan and related ratios.


                                    -------------------  ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES-----------------
                                                         -------------------------------------------
                                                 Percentage                    Percentage                  Percentage
                                                  of Loans                      of Loans                    of Loans
                                                   In Each                       In Each                     In Each
                                                 Category to                   Category To                 Category to
                                     Allowance      Total        Allowance        Total      Allowance        Total
                                      Amount        Loans         Amount          Loans       Amount          Loans
                                      ------        -----         ------          -----       ------          -----
                                      December 31, 2001*            December 31, 2000           December 31, 1999
                                      -----------------             -----------------           -----------------
Commercial, and agricultural     $    8,222,000      64.7%    $   5,365,000       62.9%   $    4,371,000      65.1%
Residential first mortgage              126,000      17.8           202,000       18.7            93,000      16.1
Consumer loans to
  individuals                           890,936      17.5           814,000       18.4           553,000      18.8
Unallocated                                   *       N/A           833,970        N/A         1,176,712        N/A
                                 --------------    -------    -------------     ------    --------------    -------

                                 $    9,238,936     100.0%    $   7,214,970      100.0%   $    6,193,712     100.0%
                                 ==============     =====     =============      =====    ==============     =====


                                 -----ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES-------
                                      -------------------------------------------
                                                   Percentage                 Percentage
                                                    of Loans                   of Loans
                                                     In Each                    In Each
                                                   Category to                Category to
                                     Allowance        Total      Allowance       Total
                                      Amount          Loans       Amount         Loans
                                      ------          -----       ------         -----
                                       December 31, 1998            December 31, 1997
                                       -----------------            -----------------
Commercial, and agricultural      $   2,704,000       63.1%      $3,678,000      60.4%
Residential first mortgage              144,000       18.3          203,000      20.9
Consumer loans to
  individuals                         1,026,000       18.6          742,000      18.7
Unallocated                           1,534,854        N/A          616,601       N/A
                                  -------------        ---     ------------    -------
                                  $   5,408,854      100.0%      $5,239,601      100.0%
                                  =============      =====       ==========      =====


* In 2001, management established a revised methodology for allocating the allowance for loan losses which includes identifying specific allocations for impaired and problem loans and quantifying general allocations for other loans based on a detailed evaluation of historical loss ratios. Adjustments are then made to these amounts based on various quantifiable information related to individual portfolio risk factors. Additional adjustments are made based on a local and national economic trends and their estimated impact on the industries to which the Company extends credit. Prior to 2001, individual portfolio risk factors allocations were made on a more subjective basis. Management believes the new methodology more appropriately allocates the allowance for known and inherent risks within the individual loan portfolios.

While management's periodic analysis of the adequacy of the allowance for loan losses may allocate portions of the allowance for specific problem loan situations, the entire allowance is available for any loan charge-offs that occur.

V.      DEPOSITS

        The average amount of deposits and average rates paid are summarized as follows for the years ended December 31:

                                                            2 0 0 1                                2 0 0 0
                                                            -------                                -------
                                                   Average             Average            Average           Average
                                                   Amount               Rate              Amount             Rate
                                                   ------               ----              ------             ----
Savings and interest-bearing demand deposits  $     160,936,035          2.64%     $       78,724,650         2.19%
Time deposits                                       385,058,782          5.76             415,929,264         5.57
Demand deposits (noninterest-bearing)                47,207,819             -              43,773,329            -
                                              -----------------                    ------------------
                                              $     593,202,636                    $      538,427,243
                                              =================                    ==================


                                                               1 9 9 9
                                                               -------
                                                      Average            Average
                                                      Amount              Rate
                                                      ------              ----
Savings and interest-bearing demand deposits   $      82,291,784          2.03%
Time deposits                                        354,626,156          4.89
Demand deposits (noninterest-bearing)                 45,760,449             -
                                               -----------------
                                               $     482,678,389
                                               =================

     Maturities of time certificates of deposit and other time deposits of $100,000 or more outstanding at December 31, 2001 are summarized as follows:

                                                                                                             Amount
                                                                                                             ------
        Three months or less                                                                            $    27,923,000
        Over three months and through six months                                                             44,047,000
        Over six months and through twelve months                                                            46,572,000
        Over twelve months                                                                                   45,501,000
                                                                                                        ---------------
                                                                                                        $   164,043,000
                                                                                                        ===============

VI.      RETURN ON EQUITY AND ASSETS

         The ratio of net income to average shareholders' equity and average total assets and certain other ratios are as follows:

                                                        2001                    2000                  1999
                                                        ----                    ----                  ----
        Average total assets                      $     722,827,072     $      665,522,753     $      580,200,120
                                                  =================     ==================     ==================

        Average shareholders' equity (1)          $      52,708,143     $       46,627,167     $       42,966,568
                                                  =================     ==================     ==================

        Net income                                $       2,252,958     $        6,086,178     $        5,230,902
                                                  =================     ==================     ==================

        Cash dividends declared                   $       2,158,392     $        1,888,104     $        1,692,641
                                                  =================     ==================     ==================

        Return on average total assets                    .31%                   .91%                   .90%
                                                          ===                    ===                    ===

        Return on average share-
          holders' equity                                4.27%                 13.05%                 12.17%
                                                         ====                  =====                  =====

        Dividend payout ratio  (2)                      95.80%                 31.02%                 32.36%
                                                        =====                  =====                  =====

        Average shareholders' equity

          to average total assets                        7.29%                  7.01%                  7.41%
                                                         ====                   ====                   ====

     (1) Net of average unrealized appreciation or depreciation on securities available for sale.

     (2)  Cash dividends declared divided by net income.


VII. SHORT-TERM BORROWINGS

     The Corporation did not have any category of short-term borrowings for which the average balance outstanding during 2001 was 30 percent or more of shareholders' equity at the end of the reported period.

         The following information is reported for federal funds purchased for 2000 and 1999:

                                                                                2000                   1999
                                                                                ----                   ----

         Amount outstanding at end of year                               $      13,200,000     $        10,900,000
                                                                         =================     ===================

         Weighted average interest rate at end of year                           6.44%                  5.73%
                                                                                 ====               ========

         Maximum amount outstanding at any month end                     $      31,005,000     $        18,200,000
                                                                         =================     ===================

         Average amount outstanding during the year                      $      19,961,260     $        11,313,555
                                                                         =================     ===================

         Weighted average interest rate during the year                          6.81%                  5.45%
                                                                                 ====               ========

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

ITEM 2.    PROPERTIES.

     The following is a listing and brief description of the properties owned or leased by State Bank and used in its business:

     1. Its main office is a two-story brick building located at 401 Clinton Street, Defiance, Ohio, which was built in 1971. Including a basement addition built in 1991, it contains 33,400 square feet of floor space. Approximately 2,023 square feet on the second floor are leased to RDSI, 7,294 square feet on the second floor are leased to RFS and 2,868 square feet on the lower level are leased to the Corporation. Remodeling commenced in the 4th quarter of 2001.

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

     10. A full service branch located in the Chief Market Square supermarket at 705 Deatrick Street, Defiance, Ohio and containing 425 square feet was opened in 1993. State Bank leases the space in which this branch is located pursuant to a 15-year lease. This office was remodeled in 2001.

     11. A full service branch office located at 1991 Crocker Road, Suite 204, Westlake, Ohio containing 1,364 square feet was opened in 1998. State Bank leases the space in which this branch is located. This office was remodeled in 2001.

     12. A full service branch office located at 137 S. Main St., Suite 302, Akron, Ohio which opened in 2000 was closed in the fourth quarter of 2001. State Bank leased the space in which this branch was located.

     13. A full service branch office located at 218 North First Street, Oakwood, Ohio 45873 with 3,226 square feet of space is leased by State Bank.

     14. A full service branch office located at 100 South Main Street, Grover Hill, Ohio 45849 with 1,556 square feet of space is leased by State Bank.

           The following is a listing and brief description of the properties owned by RFCBC used in its business:

PEOPLES BANK

     1. The full service main office located at 301 South Main Street, Findlay, Ohio was opened in 1990. It contains approximately 30,000 square feet of floor space, of which 12,000 is used by an unrelated law firm. This office was remodeled in 2001.

     2. A full service branch office located at 124 East Main Street, McComb, Ohio was opened in 1990. It contains approximately 3,600 square feet of floor space.

     3. The establishment of a full service branch office at 101 N. Main Street, Arcadia, Ohio was approved July 21, 2000; a 1,750 square foot office is under construction and is expected to open in June, 2002. This office will be leased.

FIRST BANK OF OTTAWA

           The real property owned by First Bank of Ottawa is the location of the Bank at 405 East Main Street, Ottawa, Ohio. First Bank of Ottawa's facility is a two-story brick and steel building containing approximately 7,100 square feet of space. The first floor is a traditional banking lobby which was remodeled in 1991. The second floor contains bookkeeping, office and storage space.

CITIZENS SAVINGS BANK

     1. The full service main office is located at 132 East Front Street, Pemberville, Ohio and contains 6,389 square feet. It was built near the turn of the century and was completely remodeled and added on to in 1992.

     2. A full service branch office located at 230 West Madison Street, Gibsonburg, Ohio occupies 2,520 square feet and was built in 1988.

     RMC is the master lessee of Oak Creek Offices. This office space is located at Estancia Boulevard, Suite 202, Clearwater, Florida. This space is leased to various tenants.

     RDSI leases a 5,616 square foot office space located at 2010 South Jefferson, Defiance, Ohio. This office was first leased on December 21, 1999. RDSI also leases 2,023 square feet on the second floor of the State Bank building located at 401 Clinton Street, Defiance, Ohio.

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

                                                       Position(s) Held with the Corporation and
                Name                        Age        Its Subsidiaries and Principal Occupation(s)
                ----                        ---        --------------------------------------------
Steven D. VanDemark                         49         Chairman of the Board of Directors of the Corporation;
                                                       Chairman of the Board of Directors of State Bank;
                                                       Chairman of the Board of Directors of RFCBC; Director of
                                                       RDSI; General Manager of Defiance Publishing Company,
                                                       Defiance, Ohio, a newspaper publisher.

Thomas C. Williams                          53         President and Chief Executive Officer of the Corporation
                                                       since June 1995; Director of the Corporation, State Bank,
                                                       RFCBC, Rurban Life, RFS, and RDSI.  President and Chief
                                                       Executive Officer of State Bank, June 1995 to August 1996.

Robert W. Constien                          49         Senior Executive Vice President & Chief Operating Officer
                                                       since November 22, 2000; Executive Vice President of the
                                                       Corporation from March, 1997 to November 2000; Vice President of the Corporation from 1994 to March, 1997; Chief Executive
                                                       Officer and a Director of RFS since March 1997; Director of
                                                       State Bank since 1996; President and Chief Executive Officer of State Bank since April 2002; Executive Vice President of
                                                       State Bank from 1994 to 1997, Senior Vice President of
                                                       State Bank from 1991 to 1993 and Vice President of State
                                                       Bank from 1987 to 1991.

Richard C. Warrener                         57         Executive Vice President of the Corporation since December
                                                       1997; Chief Financial Officer of the Corporation since
                                                       December 31, 1996; Senior Vice President of the Corporation
                                                       from December 31, 1996 to December 1997; Senior Vice
                                                       President and Chief Financial Officer of FirstMerit Bank,
                                                       N.A. from March 1994 to December 1996.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON SHARES AND RELATED SHAREHOLDER MATTERS.

The common shares of the Corporation are traded on the NASDAQ National Market, (symbol "RBNF") effective November 6, 2001. Prior to that date, the common shares of the Corporation were traded on the OTC Bulletin Board. The table below sets forth the high and low closing prices and the cash dividends declared with respect to the common shares of the Corporation for the indicated periods. The high and low closing prices reflect actual prices for purchases and sales of the Corporation's common shares as reported by NASDAQ and not inter-dealer prices. The per share amounts have been restated for the 5% stock dividend declared in 2000 and 2001.

                                                                            Per Share               Per Share
                                                                         Closing Prices             Dividends
         2000                                                         High             Low          Declared
         ----                                                         ----             ---          --------
First Quarter                                                      $  12.92        $  11.79        $  .100
Second Quarter                                                        12.69           11.56           .100
Third Quarter                                                         12.86           11.68           .100
Fourth Quarter                                                        12.38           11.33           .114

        2001
        ----
First Quarter                                                      $  12.38        $  11.07        $  .114
Second Quarter                                                        13.33           11.78           .114
Third Quarter                                                         14.75           12.85           .114
Fourth Quarter                                                        15.29           13.45           .130


There can be no assurance as to the amount of dividends which will be declared with respect to the common shares of the Corporation in the future, since such dividends are subject to the discretion of the Corporation's Board of Directors, cash needs, general business conditions, dividends from the subsidiaries and applicable governmental regulations and policies.

The approximate number of holders of outstanding common shares of the Corporation, based upon the number of record holders as of March 31, 2002 was 1,479.

FORM 10-K

The Corporation will provide without charge to each shareholder, upon written request to Rurban Financial Corp., P.O. Box 467, Defiance, Ohio 43512,
Attention: Sandra Stockhorst, Investor Relations Department, a copy of the Corporation's Annual Report on Form 10-K, including the Financial Statements and Schedules thereto required to be filed with the Securities and Exchange Commission, for the Corporation's most recent fiscal year.

ITEM 6.    SELECTED FINANCIAL DATA.

SUMMARY OF SELECTED FINANCIAL DATA

                                                      (Dollars in thousands except per share data)
Year Ended December 31,                     2001            2000          1999            1998            1997
                                            ----            ----          ----            ----            ----
EARNINGS
      Total interest income          $       56,519    $     56,023    $   44,953    $     39,293    $     36,582
      Total interest expense                 30,778          29,635        21,744          18,743          16,689
      Net interest income                    25,741          26,388        23,209          20,550          19,893
      Provision for loan losses               8,733           2,100         1,215           1,080             948
      Total noninterest income               14,162          11,273        11,064          10,511           8,294
      Total noninterest expense              28,018          26,754        25,466          23,630          19,253
      Income tax expense                        899           2,721         2,361           2,073           2,470
      Net income                              2,253           6,086         5,231           4,278           5,516
-----------------------------------------------------------------------------------------------------------------

PER SHARE DATA (1)
      Basic earnings                 $          .50    $       1.35    $    1.16     $        .95    $      1.12
      Diluted earnings                          .50            1.35         1.16              .94           1.12
      Cash dividends declared                   .47             .42          .37              .36            .33
-----------------------------------------------------------------------------------------------------------------

AVERAGE BALANCES
      Average shareholders'
        equity                       $       52,708    $     46,627    $   42,967    $     40,431    $     42,151
      Average total assets                  722,827         665,523       580,200         493,957         452,011
-----------------------------------------------------------------------------------------------------------------

RATIOS
      Return on average
        shareholders' equity                   4.27%          13.05%        12.17%          10.58%         13.09%
      Return on average total
        assets                                  .31             .91           .90             .87           1.22
      Cash dividend payout
        ratio (cash dividends
        divided by net income)                92.61           31.02         32.36           38.83          29.89
      Average shareholders'
        equity to average total
        assets                                 7.29            7.01         7.41             8.19           9.33
-----------------------------------------------------------------------------------------------------------------

PERIOD END TOTALS
      Total assets                   $       746,209   $    700,818    $  627,784    $    537,155    $    471,371
      Total loans and leases                 600,627        576,988       501,678         394,311         359,736
      Total deposits                         610,860        566,321       519,296         450,813         415,181
      Advances from FHLB                      54,275         52,164        40,035          28,890           7,530
      Junior subordinated
        debentures                             9,706          9,697             -               -               -
      Shareholders' equity                    50,829         50,140        43,900          41,903          39,094
      Shareholders' equity
        per share (1)                          11.14          10.98         9.62             9.18            8.56

(1) Per share data restated for two-for-one stock split declared in 1998, 5% stock dividend declared in 2000 and 5% stock dividend declared in 2001.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

EARNINGS SUMMARY

Net earnings for the year were $2.3 million, or $.50 per diluted share, compared with the $6.1 and $5.2 million, or $1.35 and $1.16 per diluted share, reported for 2000 and 1999, respectively. Cash dividends declared per share increased to $.47 for 2001 compared to $.42 in 2000 and $.37 in 1999. Per share data has been adjusted to reflect the 5% stock dividends paid in September 2001 and 2000.

RESULTS OF OPERATIONS

                                                  Year Ended                              Year Ended
                                                 December 31,                            December 31,
                                                 -----------                             -----------
                                       2001         2000      % Change           2000         1999      % Change
                                   --------------------------------------------------------------------------------
                                                    (dollars in thousands except per share data)
                                   --------------------------------------------------------------------------------
Total Assets                             $746,209     $700,818      +6%           $700,818     $627,784    +12%
Total Loans (Net)                         591,052      569,421      +4%            569,421      495,138    +15%
Total Deposits                            610,860      566,321      +8%            566,321      519,296     +9%

Total Revenues (Net)                       39,903       37,661      +6%             37,661       34,273    +10%
Net Interest Income                        25,741       26,388      -3%             26,388       23,209    +14%
Noninterest Income                         14,162       11,273     +26%             11,273       11,064     +2%
Loan Loss Provision                         8,733        2,100    +316%              2,100        1,215    +73%
Noninterest Expense                        28,018       26,754      +5%             26,754       25,466     +5%
Net Income                                  2,253        6,086     -63%              6,086        5,231    +16%
Basic Earnings per Share                     $.50        $1.35     -63%              $1.35        $1.16    +16%
Diluted Earnings per Share                   $.50        $1.35     -63%              $1.35        $1.16    +16%



TOTAL REVENUES

                                               Year Ended                              Year Ended
                                              December 31,                            December 31,
                                              -----------                             -----------
                                    2001           2000      % Change        2000           1999    % Change
                                -------------------------------------------------------------------------------
                                                            (dollars in thousands)
                                -------------------------------------------------------------------------------
Total Revenues (Net)                  $39,903      $37,661        +6%         $37,661     $34,273       +10%

Total revenues for 2001 totaled $39.9 million compared to $37.7 million for 2000, up $2.2 million, or 6%. Total revenues for 2000 increased $3.4 million, or 10%, over 1999.

NET INTEREST INCOME

                                               Year Ended                              Year Ended
                                              December 31,                            December 31,
                                              -----------                             -----------
                                    2001           2000      % Change        2000           1999    % Change
                                -------------------------------------------------------------------------------
                                                            (dollars in thousands)
                                -------------------------------------------------------------------------------
Net Interest Income                   $25,741      $26,388        -3%         $26,388     $23,209       +14%


NET INTEREST INCOME declined $647,000 from 2000 to $25.7 million in 2001 despite a 4% growth in the net loan portfolio. The decrease was a direct result of the effect on our asset sensitive balance sheet of 11 rate decreases which reduced the prime rate from 9.50% to 4.75%. The net interest margin for 2001 was 3.81% compared to 4.23% for the previous year. The unprecedented steep decline in the prime rate compressed the net interest margin as the decline in interest income on loans exceeded the pace of the decline in funding costs. The 42 basis point decline in the net interest margin was largely due to a 58 basis point decrease in the yield on earning assets from 8.92% to 8.34% which was not fully offset by a 25 basis point decrease in the Company's cost of funds.

NET INTEREST INCOME for 2000 was $26.4 million, an increase of $3.2 million, or 14%, over 1999. The increase was primarily due to an 18% increase in the average balance of net loans and a 66 basis point increase in the average yield on net loans. The increase in loan yield, partially offset by a 75 basis point increase in the average rate on interest bearing liabilities to 5.24% in 2000 from 4.49% in 1999, along with volume increases in interest earning assets and interest-bearing liabilities, combined to result in a decline of 6 basis points in the tax equivalent net interest margin to 4.23% in 2000 from 4.29% in 1999.

NONINTEREST INCOME

                                                  Year Ended                             Year Ended
                                                 December 31,                           December 31,
                                                 -----------                            -----------
                                        2001           2000     % Change       2000           1999    % Change
                                    -----------------------------------------------------------------------------
                                                               (dollars in thousands)
                                    -----------------------------------------------------------------------------
Total Noninterest Income               $   14,162  $   11,273       +26%      $   11,273   $   11,064      +2%
 - Data Service Fees                   $    6,126  $    5,124       +20%      $    5,124   $    4,382     +17%
 - Deposit Service Fees                $    2,593  $    1,744       +49%      $    1,744   $    1,463     +19%
 - Gains on Sale of Loans              $      889  $      387      +130%      $      387   $    1,147     -66%
 - Gains on Sale of Securities         $      490  $      (81)       N/A      $      (81)  $       (6) -1,250%

NONINTEREST INCOME increased $2.9 million, or 26%, from 2000 to $14.2 million in 2001. The increase was primarily due to a $1.0 million increase in data service fees from the Company's bank data processing subsidiary, Rurbanc Data Services, Inc. ("RDSI"), an $849,000 increase in deposit service fees due to a new product introduction, and a $1.1 million increase in gains on sale of loans and securities. Growth in data processing fees and in deposit and servicing fees is expected to continue, while gains on sale of loans are expected to decline as refinancing slows. Significant gains on sale of securities are not anticipated in 2002.

TOTAL NONINTEREST INCOME increased $.2 million to $11.3 million in 2000 from $11.1 million in 1999. This growth was driven by data service fees which increased $.7 million (17%) to $5.1 million in 2000 compared to $4.4 million in 1999. The primary reasons for this increase were increases in the number of customer accounts processed and in the level of sales of complementary data processing products. The increase in the number of accounts was a result of customer account growth at client banks. Deposit service fees increased $.3 million (19%) to $1.7 million. Gains on sale of loans decreased $.8 million to $.4 million in 2000 as compared to $1.1 million in 1999. This decrease was the result of lower volume of loan sales in 2000 compared to 1999.

RURBANC DATA SERVICES, INC. ("RDSI")

                                                 Year Ended                              Year Ended
                                                December 31,                            December 31,
                                                -----------                             -----------
                                      2001           2000     % Change        2000           1999    % Change
                                  -------------------------------------------------------------------------------
                                                              (Dollars in thousands)
                                  -------------------------------------------------------------------------------
Data Service Fees                      $6,126       $5,124        +20%        $5,124     $4,382        +17%

RDSI PROVIDES data processing services for 53 community banks in Ohio, Michigan and Indiana. RDSI differentiates itself from its competition through the quality of its products and the excellence of its customer service. The applications utilized by RDSI are driven by world-class software used by over 3,600 banks nationwide. Customer service encompasses on-time delivery every morning and a discipline of responding to and resolving customer questions and issues within one hour in excess of 90% of the time. Finally, RDSI can provide turnkey solutions for its clients through its partnerships with vendors experienced in a full array of banking products.

RDSI'S GROWTH comes from both new and existing clients. In the past five years, the number of bank clients has more than doubled. Equally important is the growth of client banks, both in their number of customer accounts and in the breadth of services provided. Network services, internet banking and other technical services are a rapidly growing part of RDSI's revenue.

NONINTEREST EXPENSE

                                                       Year Ended                             Year Ended
                                                      December 31,                           December 31,
                                                      -----------                            -----------
                                            2001           2000     % Change        2000           1999    % Change
                                        ------------------------------------------------------------------------------
                                                                   (dollars in thousands)
                                        ------------------------------------------------------------------------------
Total Noninterest Expense                  $28,018    $26,754          +5%          $26,754       $25,466     +5%

 - Salaries & Employee Benefits            $15,448    $15,095          +2%          $15,095       $14,389     +5%
 - All Other                               $12,570    $11,659          +8%          $11,659       $11,077     +5%

NONINTEREST EXPENSE for the year 2001 was $28.0 million, up 5% from $26.8 million in 2000. The noninterest expense increase was limited to 5% as incentive compensation declined by $750,000, resulting in an increase in compensation of less than 1%. Employee benefits increased $270,000 or 9% primarily due to a $224,000 or 28% increase in group insurance. Noninterest expense other than salaries and benefits increased $911,000 or 8%.

TOTAL NONINTEREST EXPENSE increased $1.3 million (5%) to $26.8 million in 2000, from $25.5 million in 1999, primarily due to the following factors. Salaries and employee benefits increased $.7 million (4.9%) to $15.1 million in 2000 compared to $14.4 million in 1999. This increase was due primarily to increases in ESOP contributions and other employee benefits, as compensation expense from annual merit increases was fully offset by the $.5 million reduction in salaries from the discontinuation of operations at RMC. Equipment rentals, depreciation and maintenance increased $.4 million primarily due to the upgrading of networking and computer equipment and application software licenses.

LOANS

                                                               Period Ended
                                  % of                   % of          %                       % of          %
                    12/31/01      Total    12/31/00      Total      Inc/(Dec)   12/31/99       Total     Inc/(Dec)
                    -------------------------------------------------------------------------------------------------
                                                         (dollars in thousands)
                    -------------------------------------------------------------------------------------------------
Commercial              $388,673    65%        $362,928    63%          7%           $326,564   65%         11%
Residential              106,689    18%         107,718    19%         (1)%            80,703   16%         33%
Consumer                 105,264    17%         106,342    18%         (1)%            94,410   19%         13%
                    -------------          -------------                          ------------
Total Loans             $600,626               $576,988                 4%           $501,677               15%

COMMERCIAL LOAN GROWTH for the year was 7%, while residential and consumer loans declined 1%. At December 31, 2001, commercial, residential and consumer loans represented 65%, 18% and 17% respectively, of total loans, compared to 63%, 19% and 18%, respectively, at December 31, 2000.

COMMERCIAL LOANS increased $36.3 million from $326.6 million at December 31, 1999 to $362.9 million at December 31, 2000. This increase occurred as the result of the Corporation's goal to increase small business loan relationships.

ASSET QUALITY

                                                                  Period Ended December 31,
                                                                  -------------------------
                                                                    (dollars in millions)
                                                                          Change in                    Change in
                                                                          dollars/                     dollars/
                                         12/31/01          12/31/00      Percentages     12/31/99     Percentages
                                         --------          --------      -----------     --------     -----------
Non-performing loans                     $   14.7         $   8.8         $    5.9      $    2.2       $   6.6
Non-performing assets                    $   15.0         $   8.9         $    6.1      $    2.5       $   6.4
Non-performing assets/loans
  plus OREO                                  2.49%           1.55%             .94%          .44%         1.11%
Non-performing assets/total
  assets                                     2.00%           1.27%              73%          .40%          .87%
Net chargeoffs                           $    6.7         $   1.1         $    5.6      $     .4       $    .7
Net chargeoffs/total loans                   1.12%            .19%             .93%          .07%          .12%
Loan loss provision                      $    8.7         $   2.1         $    6.6      $    1.2       $    .9
Allowance                                $    9.2         $   7.2         $    2.0      $    6.2       $   1.0
Allowance/loans                              1.54%           1.25%             .29%         1.23%          .02%
Allowance/non-performing
  loans                                        63%             82%             -19%          280%         -198%
Allowance/non-performing
  assets                                       62%             81%             -19%          248%         -167%

ASSET QUALITY statistics reflect a significant increase in both nonperforming assets and chargeoffs during 2001 compared to 2000 and 2000 compared to 1999. Non-performing assets at December 31, 2001 were $15.0 million or 2.0% of total assets, versus $8.9 million or 1.3% at December 31, 2000. Annual net chargeoffs for 2001 were $6.7 million or 1.12 % of total loans compared to $1.1 million or ..19% for 2000. The ratio of the allowance for loan losses to nonperforming loans was 63% at December 31, 2001 compared to 82% at December 31, 2000.

THE INCREASE IN THE LOAN LOSS PROVISION from $2.1 million in 2000 to $8.7 million in 2001 was due to chargeoffs primarily relating to severe weaknesses in several commercial loans. After these charge-offs, provisions were recorded to maintain the allowance for loan losses at a level reflective of the risk in the portfolio. Evaluation of portfolio risk considered the impact of current economic conditions on individual loans and on the overall loan portfolio, as well as current levels of delinquencies, non-performing loans and internal loan grades.

THE PROVISION FOR LOAN LOSSES was $2.1 million in 2000 compared to $1.2 million in 1999 as the allowance for loan losses at December 31, 2000 was 1.25% of loans compared to 1.23% at December 31, 1999. The increase in the provision resulted from nonperforming loans increasing to $8.8 million at December 31, 2000 from $2.2 million at December 31, 1999.

LIQUIDITY

LIQUIDITY RELATES PRIMARILY to the Corporation's ability to fund loan demand, meet deposit customers' withdrawal requirements and provide for operating expenses. Assets used to satisfy these needs consist of cash and due from banks, interest earning deposits in other financial institutions, securities available-for sale and loans held for sale. These assets are commonly referred to as liquid assets. Liquid assets were $130 million at December 31, 2001 compared to $109 million at December 31, 2000.

THE CORPORATION'S RESIDENTIAL FIRST MORTGAGE PORTFOLIO of $106.7 million at December 31, 2001 and $107.7 million at December 31, 2000, which can and has been readily used to collateralize borrowings, is an additional source of liquidity. Management believes its current liquidity level is sufficient to meet anticipated future growth.

THE CASH FLOW STATEMENTS for the periods presented provide an indication of the Corporation's sources and uses of cash as well as an indication of the ability of the Corporation to maintain an adequate level of liquidity. A discussion of the cash flow statements for 2001, 2000 and 1999 follows.

THE CORPORATION EXPERIENCED a net increase in cash from operating activities in 2001, 2000 and 1999. Net cash from operating activities was $8.4 million, $13.3 million and $14.6 million for the years ended December 31, 2001, 2000 and 1999, respectively.

NET CASH FLOW FROM INVESTING ACTIVITIES was $(47.7) million, $(75.7) million and $(107.9) million for the years ended December 31, 2001, 2000 and 1999, respectively. The changes in net cash from investing activities include loan growth, as well as normal maturities and reinvestments of securities and premises and equipment expenditures. In 2001, 2000 and 1999, the Corporation received $19.0 million, $9.1 million and $17.7 million, respectively, from sales of securities available for sale, while proceeds from repayments, maturities and calls of securities were $38.1 million, $8.8 million and $24.2 million in 2001, 2000 and 1999, respectively.

NET CASH FLOW FROM FINANCING ACTIVITIES was $46.2 million, $62.3 million, and $86.4 million for the years ended December 31, 2001, 2000 and 1999, respectively. The net cash increase was primarily attributable to growth in total deposits of $44.5 million, $47.0 million and $68.5 million in 2001, 2000 and 1999, respectively. Other significant changes in 2001, 2000 and 1999 included $2.1 million, $12.1 million and $11.1 million in net borrowings from the Federal Home Loan Bank. Additionally, in 1999 $7.0 million of funding was received under a line of credit, which was repaid in 2000 using funds provided by $9.7 million in net proceeds from the issuance of junior subordinated debentures.

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

QUANTITATIVE MARKET RISK DISCLOSURE. The following table provides information about the Corporation's financial instruments used for purposes other than trading that are sensitive to changes in interest rates as of December 31, 2001. It does not present when these items may actually reprice. For loans receivable, securities, and liabilities with contractual maturities, the table presents principal cash flows and related weighted-average interest rates by contractual maturities as well as the Corporation's historical experience of the impact of interest rate fluctuations on the prepayment of loans and mortgage backed securities. For core deposits (demand deposits, interest-bearing checking, savings, and money market deposits) that have no contractual maturity, the table presents principal cash flows and, as applicable related weighted-average interest rates based upon the Corporation's historical experience, management's judgment and statistical analysis, as applicable, concerning their most likely withdrawal behaviors. The current historical interest rates for core deposits have been assumed to apply for future periods in this table as the actual interest rates that will need to be paid to maintain these deposits are not currently known. Weighted average variable rates are based upon contractual rates existing at the reporting date.

          PRINCIPAL/NOTIONAL AMOUNT MATURING OR ASSUMED TO WITHDRAW IN:
                             (DOLLARS IN THOUSANDS)

                                       2002        2003        2004        2005        2006      Thereafter     Total
                                       ----        ----        ----        ----        ----      ----------     -----
 RATE-SENSITIVE ASSETS
 Variable rate loans                  $133,048    $ 32,487    $ 17,816    $  9,620    $  9,726    $ 19,253    $221,950
   Average interest rate                  6.14%       6.00%       6.32%       6.50%       7.27%       6.94%       6.27%
 Adjustable rate loans                $ 42,052    $ 32,046    $ 24,235    $ 18,376    $ 13,562    $ 40,478    $170,749
    Average interest rate                 7.91%       7.83%       7.81%       7.81%       7.78%       7.83%       7.84%
 Fixed rate loans                     $ 94,373    $ 49,426    $ 27,234    $ 16,244    $  7,427    $ 13,224    $207,928
    Average interest rate                 8.17%       7.68%       7.99%       7.79%       7.25%       8.32%       7.98%
 Total loans                          $269,473    $113,959    $ 69,285    $ 44,240    $ 30,715    $ 72,955    $600,627
    Average interest rate                 7.13%       7.24%       7.50%       7.52%       7.49%       7.68%       7.31%
 Fixed rate investment securities     $ 24,813    $ 16,304    $ 17,618    $  3,250    $  1,732    $ 30,659    $ 94,376
    Average interest rate                 6.58%       6.14%       5.33%       6.05%       5.31%       5.99%       6.04%
 Variable rate investment securities  $ 10,000    $      0    $      0    $      0    $      0    $      0    $ 10,000
    Average interest rate                 4.37%       0.00%       0.00%       0.00%       0.00%       0.00%       4.37%
 Interest-earnings deposit            $    250    $      0    $     10    $      0    $      0    $      0    $    260
    Average interest rate                 3.00%       0.00%       5.43%       0.00%       0.00%       0.00%       3.09%
 Total rate sensitive assets          $304,536    $130,263    $ 86,913    $ 47,490    $ 32,447    $103,614    $705,263
    Average interest rate                 6.99%       7.11%       7.06%       7.42%       7.37%       7.18%       7.09%

 RATE SENSITIVE LIABILITIES:
 Demand - non interest-bearing        $  1,737    $  3,313    $  4,699    $  5,844    $  7,694    $ 29,543    $ 52,830
 Demand - interest bearing            $  1,959    $  3,449    $  4,893    $  6,085    $  8,012    $ 31,828    $ 56,226
    Average interest rate                  .93%        .93%        .93%        .93%        .93%        .93%        .93%
 Money market accounts                $ 77,414    $ 14,776    $    158    $    146    $    136    $  1,723    $ 94,353
    Average interest rate                 3.61%       2.93%       1.62%       1.62%       1.62%       1.62%       3.46%
 Savings                              $  8,418    $  1,399    $  1,297    $  1,202    $  1,114    $ 14,143    $ 27,573
    Average interest rate                 1.04%       1.04%       1.04%       1.04%       1.04%       1.04%       1.04%
 Certificates of deposit              $262,508    $ 85,795    $ 26,095    $  2,499    $  1,623    $  1,358    $379,878
    Average interest rate                 4.92%       5.35%       4.95%       6.62%       5.16%       5.04%       5.04%
 Fixed rate FHLB advances             $  4,925    $ 12,350    $  5,000    $      0    $      0    $ 30,500    $ 52,775
    Average interest rate                 4.83%       6.39%       6.70%       0.00%       0.00%       5.31%       5.65%
 Variable rate FHLB advances          $      0    $  1,500    $      0    $      0    $      0    $      0    $  1,500
    Average interest rate                 0.00%       1.58%       0.00%       0.00%       0.00%       0.00%       1.98%
 Fixed rate debentures                $      0    $      0    $      0    $      0    $      0    $  9,706    $  9,706
    Average interest rate                 0.00%       0.00%       0.00%       0.00%       0.00%      10.60%      10.60%
 Fed funds purchased                  $ 14,850    $      0    $      0    $      0    $      0    $      0    $ 14,850
    Average interest rate                 2.07%       0.00%       0.00%       0.00%       0.00%       0.00%       2.07%
 Total rate sensitive liabilities     $371,811    $122,582    $ 42,142    $ 15,776    $ 18,579    $118,801    $689,691
    Average interest rate                 4.40%       4.80%       4.01%       1.50%       0.92%       2.62%       3.98%

          PRINCIPAL/NOTIONAL AMOUNT MATURING OR ASSUMED TO WITHDRAW IN:
                             (DOLLARS IN THOUSANDS)

         Comparison of 2001 to 2000:                  First           Years
         Total rate-sensitive assets:                 Year            2 - 5          Thereafter            Total
                                                  -----------      -----------       -----------       -----------
                  At December 31, 2001            $   304,536      $   297,113       $   103,614       $   705,263
                  At December 31, 2000                273,089          254,392           138,522           666,003
                                                  -----------      -----------       -----------       -----------
         Increase (decrease)                      $    31,447      $    42,721       $   (34,908)      $    39,260
         Total rate-sensitive liabilities:
                  At December 31, 2001            $   371,811      $   199,079       $   118,801       $   689,691
                  At December 31, 2000                345,651          187,793           107,938           641,382
                                                  -----------      -----------       -----------       -----------
         Increase (decrease)                      $    26,160      $    11,286       $    10,863       $    48,309

THE ABOVE TABLE reflects expected maturities, not expected repricing. The contractual maturities adjusted for anticipated prepayments and anticipated renewals at current interest rates, as shown in the preceding table, are only part of the Corporation's interest rate risk profile. Other important factors include the ratio of rate-sensitive assets to rate sensitive liabilities (which takes into consideration loan repricing frequency but not when deposits may be repriced) and the general level and direction of market interest rates. For core deposits, the repricing frequency is assumed to be longer than when such deposits actually reprice. For some rate sensitive liabilities, their repricing frequency is the same as their contractual maturity. For variable rate loans receivable, repricing frequency can be daily or monthly and for adjustable rate loans receivable, repricing can be as frequent as annually for loans whose contractual maturities range from one to thirty years. While increasingly aggressive local market competition in lending rates has pushed loan rates lower; the Corporation's increased reliance on non-core funding sources has restricted the Corporation's ability to reduce funding rates in concert with declines in lending rates. Therefore, tax equivalent net interest income as a percentage of average interest earning assets declined from 4.29% in 1999 and 4.23% in 2000 to 3.81% in 2001.

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

CAPITAL RESOURCES

STOCKHOLDERS' EQUITY at December 31, 2001 increased to $50.8 million or 7.03% of average total assets as compared to $50.1 million or 7.53% of average total asset at December 31, 2000. The Company and RFCBC exceed all "well-capitalized" regulatory capital benchmarks while State Bank exceeds the Tier 1 capital to risk weighted assets and Tier 1 capital to average assets "well-capitalized" regulatory capital benchmarks and exceeds the Total Capital to risk weighted assets "adequately-capitalized" regulatory capital benchmark. Banking regulatory authorities periodically perform examinations of the Corporation's subsidiary banks and, as an integral part of the examination process, periodically review the allowance for loan losses. Such authorities may require additions to the allowance for loan losses based upon their judgement of the information available to them at the time of their examination. Such authorities may also require other adjustments or place various restrictions on the activities of the Corporation's subsidiary banks.

TOTAL REGULATORY (RISK-BASED) CAPITAL was $67.4 million at December 31, 2001 and $66.3 million at December 31, 2000. The excess of total regulatory capital over total shareholder equity is primarily due to the $10.0 million of junior subordinated debentures (trust preferred securities) which qualify as tier 1 capital, and the allowance for loan losses which qualifies as tier 2 capital subject to certain restrictions.

PLANNED PURCHASES OF PREMISES AND EQUIPMENT

MANAGEMENT PLANS TO PURCHASE additional premises and equipment to meet the current and future needs of the Corporation's customers. These purchases, including buildings and improvements and furniture and equipment (which includes computer hardware, software, office furniture and license agreements), are currently expected to total approximately $6 million over the next year.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

           The Consolidated Balance Sheets of the Corporation and its subsidiaries as of December 31, 2001 and December 31, 2000, the related Consolidated Statements of Income, Changes in Shareholders' Equity and Cash Flows for each of the years in the three-year period ended December 31, 2001, the related Notes to Consolidated Financial Statements and the Report of Independent Auditors, appear on pages F-1 through F-37 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

           None.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

           In accordance with General Instruction G(3), the information called for in this Item 10 is incorporated herein by reference to the Corporation's definitive Proxy Statement, filed with the Securities and Exchange Commission pursuant to Regulation 14A of the General Rules and Regulations under the Securities Exchange Act of 1934, relating to the Corporation's Annual Meeting of Shareholders to be held on May 30, 2002, under the captions "ELECTION OF DIRECTORS" and "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT." In addition, certain information concerning the executive officers of the Corporation called for in this Item 10 is set forth in the portion of Part I,
Item 4 of this Annual Report on Form 10-K entitled "Executive Officers of the Registrant" in accordance with General Instruction G(3).

ITEM 11.   EXECUTIVE COMPENSATION.

           In accordance with General Instruction G(3), the information called for in this Item 11 is incorporated herein by reference to the Corporation's definitive Proxy Statement, filed with the Securities and Exchange Commission pursuant to Regulation 14A of the General Rules and Regulations under the Securities Exchange Act of 1934, relating to the Corporation's Annual Meeting of Shareholders to be held on May 30, 2002, under the captions "COMPENSATION OF EXECUTIVE OFFICERS AND DIRECTORS" and "COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION." Neither the "REPORT ON EXECUTIVE COMPENSATION" nor the "PERFORMANCE GRAPH" included in the Corporation's definitive Proxy Statement relating to the Corporation's Annual Meeting of Shareholders to be held on May 30, 2002, shall be deemed to be incorporated herein by reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

           In accordance with General Instruction G(3), the information called for in this Item 12 is incorporated herein by reference to the Corporation's definitive Proxy Statement, filed with the Securities and Exchange Commission pursuant to Regulation 14A of the General Rules and Regulations under the Securities Exchange Act of 1934, relating to the Corporation's Annual Meeting of Shareholders to be held on May 30, 2002, under the caption "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT."

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

           In accordance with General Instruction G(3), the information called for in this Item 13 is incorporated herein by reference to the Corporation's definitive Proxy Statement, filed with the Securities and Exchange Commission pursuant to Regulation 14A of the General Rules and Regulations under the Securities Exchange Act of 1934, relating to the Corporation's Annual Meeting of Shareholders to be held on May 30, 2002, under the caption "TRANSACTIONS INVOLVING MANAGEMENT."

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)  (1)   FINANCIAL STATEMENTS.

           For a list of all financial statements included in this Annual Report on Form 10-K, see "Index to Financial Statements" at page 49.

(a)  (2)   FINANCIAL STATEMENT SCHEDULES.

           All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(a)  (3)   EXHIBITS.

           Exhibits filed with this Annual Report on Form 10-K are attached hereto. For a list of such exhibits, see "Index to Exhibits" at page
           87. The following table provides certain information concerning executive compensation plans and arrangements required to be filed as exhibits to this Annual Report on Form 10-K.

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
                                                                            1995 (File No. 0-13507) [Exhibit 10(l)].

EXHIBIT NO.              DESCRIPTION                                        LOCATION
-----------              -----------                                        --------
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

EXHIBIT NO.              DESCRIPTION                                        LOCATION
-----------              -----------                                        --------
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
                                                                            1997 (File No. 0-13507 [Exhibit 10(x)].

EXHIBIT NO.              DESCRIPTION                                        LOCATION
-----------              -----------                                        --------

10(y)                    Employees' Stock Ownership and Savings Plan        Incorporated herein by reference to the
                         of Rurban Financial Corp.                          Corporation's Annual Report on Form 10-K
                                                                            for the fiscal year ended December 31, 1999 (File
                                                                            No. 0-13507 [Exhibit 10(y)].

(b)      REPORTS ON FORM 8-K

         There were no current reports on Form 8-K filed during the fiscal quarter ended December 31, 2001.

(c)      EXHIBITS.

         Exhibits filed with this Annual Report on Form 10-K are attached hereto. For a list of such exhibits, see "Index to Exhibits" at page 87.

(d)      FINANCIAL STATEMENT SCHEDULES.

         None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    RURBAN FINANCIAL CORP.

                                          /s/ Richard C. Warrener
                                          -------------------------------
Date:    APRIL 15, 2002             By:  Richard C. Warrener, Executive Vice
         --------------                  President, Chief Financial Officer
                                         and Chief Accounting Officer


                                POWER OF ATTORNEY

         KNOW ALL MEN BY THESE PRESENTS, that each undersigned officer and/or director of Rurban Financial Corp., an Ohio corporation which is about to file with the Securities and Exchange Commission, Washington, D.C., under the provisions of the Securities Exchange Act of 1934, as amended, the Annual Report on Form 10-K for the fiscal year ended December 31, 2001, hereby constitutes and appoints Thomas C. Williams and Richard Warrener as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign both the Annual Report on Form 10-K and any and all amendments and documents related thereto, and to file the same, and any and all exhibits, financial statements and schedules related thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and substitute or substitutes, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

            Name                                    Date                        Capacity
            ----                                    ----                        --------
/s/ Thomas C. Williams                          April 15, 2002       President, Chief Executive Officer, Principal
----------------------                          --------------       Executive Officer and Director
Thomas C. Williams

/s/ Thomas A. Buis                              April 15, 2002       Director
------------------                              --------------
Thomas A. Buis

/s/ Thomas M. Callan                            April 15, 2002       Director
--------------------                            --------------
Thomas M. Callan

/s/ John R. Compo                               April 15, 2002       Director
-----------------                               --------------
John R. Compo

/s/ John Fahl                                   April 15, 2002       Director
-------------                                   --------------
John Fahl

/s/ Robert A. Fawcett, Jr.                      April 15, 2002       Director
--------------------------                      --------------
Robert A. Fawcett, Jr.

/s/ Eric C. Hench                               April 15, 2002       Director
-----------------                               --------------
Eric C. Hench

/s/ Gary A. Koester                             April 15, 2002       Director
-------------------                             --------------
Gary A. Koester

/s/ Steven D. Vandemark                         April 15, 2002       Director
-----------------------                         --------------
Steven D. VanDemark

/s/ J. Michael Walz, D.D.S                      April 15, 2002       Director
--------------------------                      --------------
J. Michael Walz, D.D.S

/s/ Richard C. Warrener                         April 15, 2002       Executive Vice President, Chief Financial
---------------------------                     --------------       Officer and Chief Accounting Officer
Richard C. Warrener


Date:   April 15, 2002

                             RURBAN FINANCIAL CORP.

                           ANNUAL REPORT ON FORM 10-K
                     FOR FISCAL YEAR ENDED DECEMBER 31, 2001

                          INDEX TO FINANCIAL STATEMENTS

                                                                                                        Pages in
                                                                                                        this Annual
                                                                                                        Report on
Description                                                                                             Form 10-K
-----------                                                                                             ---------
Report of Independent Auditors...................................................................            F-1
Consolidated Balance Sheets at December 31, 2001
     and 2000....................................................................................        F-2 to F-3
Consolidated Statements of Income for the years
     ended December 31, 2001, 2000 and 1999......................................................            F-4
Consolidated Statements of Changes in Shareholders'
     Equity for the years ended December 31, 2001, 2000 and 1999.................................            F-5
Consolidated Statements of Cash Flows for the
     years ended December 31, 2001, 2000 and 1999................................................        F-6 to F-7
Notes to Consolidated Financial Statements.......................................................        F-8 to F-37

                         REPORT OF INDEPENDENT AUDITORS



Board of Directors and Shareholders
Rurban Financial Corp.
Defiance, Ohio


We have audited the accompanying consolidated balance sheets of Rurban Financial Corp. and Subsidiaries as of December 31, 2001 and 2000 and the related consolidated statements of income, changes in shareholders' equity and cash flows for the years ended December 31, 2001, 2000 and 1999. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rurban Financial Corp. and Subsidiaries as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years ended December 31, 2001, 2000 and 1999 in conformity with accounting principles generally accepted in the United States of America.



                                             /s/ Crowe, Chizek and Company LLP
                                            ----------------------------------
                                             Crowe, Chizek and Company LLP

South Bend, Indiana
April 8, 2002





--------------------------------------------------------------------------------
                                                                            F-1.

                     RURBAN FINANCIAL CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 2001 and 2000

--------------------------------------------------------------------------------





                                                                                     2001                    2000
                                                                                     ----                    ----
ASSETS
Cash and due from banks                                                        $  25,342,043            $  18,431,717
Interest-earning deposits in other financial institutions                            260,000                  110,000
Securities available for sale                                                    104,375,551               88,904,958
Loans held for sale, net of valuation allowance ($0)                                 439,991                1,166,716
Loans
     Commercial and agricultural                                                 388,673,339              362,927,760
     Residential first mortgage                                                  106,689,148              107,717,699
     Consumer                                                                    105,264,384              106,342,607
                                                                               -------------            -------------
         Total loans                                                             600,626,871              576,988,066
     Deferred loan fees, net                                                        (335,941)                (351,841)
     Allowance for loan losses                                                    (9,238,936)              (7,214,970)
                                                                               -------------            -------------
         Net loans                                                               591,051,994              569,421,255
Accrued interest receivable                                                        4,939,741                5,716,048
Premises and equipment, net                                                       11,816,557               10,902,749
Other assets                                                                       7,983,216                6,164,259
                                                                               -------------            -------------

         Total assets                                                          $ 746,209,093            $ 700,817,702
                                                                               =============            =============

-------------------------------------------------------------------------------

                                   (Continued)

                                                                            F-2.

                     RURBAN FINANCIAL CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 2001 and 2000

-------------------------------------------------------------------------------




                                                                                   2001                 2000
                                                                                   ----                 ----
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
     Deposits
         Noninterest-bearing                                                  $  52,830,193           $  47,989,547
         Interest-bearing                                                       558,029,616             518,331,214
                                                                              -------------           -------------
              Total deposits                                                    610,859,809             566,320,761
     Federal funds purchased                                                     14,850,000              13,200,000
     Advances from Federal Home Loan Bank ("FHLB")                               54,275,069              52,163,914
     Junior subordinated debentures                                               9,706,405               9,697,385
     Accrued interest payable                                                     3,630,623               4,613,173
     Other liabilities                                                            2,057,855               4,682,283
                                                                              -------------           -------------

              Total liabilities                                                 695,379,761             650,677,516

Shareholders' Equity
     Common stock:  stated value $2.50 per share;
       shares authorized:  10,000,000; shares issued: 4,575,702;
       shares outstanding:  2001 - 4,564,513; 2000 - 4,347,238                   11,439,255              11,439,255
     Additional paid-in capital                                                  11,013,284              11,113,340
     Retained earnings                                                           28,499,026              31,450,244
     Accumulated other comprehensive income (loss),
       net of tax of $371,863 in 2001 and $169,222 in 2000                          721,851                 328,490
     Unearned ESOP shares:  unearned shares:  2001 - 26,514;
       2000 - 50,115                                                               (512,146)               (721,442)
     Treasury stock:  shares at cost:  2001 - 11,189;
       2000 - 228,464                                                              (331,938)             (3,469,701)
                                                                              -------------           -------------

              Total shareholders' equity                                         50,829,332              50,140,186
                                                                              -------------           -------------

         Total liabilities and shareholders' equity                           $ 746,209,093           $ 700,817,702
                                                                              =============           =============





--------------------------------------------------------------------------------
              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                                                            F-3.

                     RURBAN FINANCIAL CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                  Years ended December 31, 2001, 2000 and 1999

--------------------------------------------------------------------------------

                                                                 2001                  2000                   1999
                                                                 ----                  ----                   ----
Interest income
     Loans, including fees                                  $ 50,482,611           $ 50,404,396            $ 39,824,608
     Taxable securities                                        5,462,886              4,978,266               4,553,538
     Non-taxable securities                                      406,199                592,240                 498,257
     Other interest income                                       167,133                 48,035                  76,408
                                                            ------------           ------------            ------------
         Total interest income                                56,518,829             56,022,937              44,952,811

Interest expense
     Deposits                                                 26,414,346             24,892,370              19,026,452
     Short-term borrowings                                       301,726              1,358,778                 617,027
     Advances from FHLB                                        2,986,829              2,707,345               1,765,513
     Junior subordinated debentures                            1,048,109                335,667                    --
     Other borrowed funds                                         26,614                340,909                 334,921
                                                            ------------           ------------            ------------
         Total interest expense                               30,777,624             29,635,069              21,743,913
                                                            ------------           ------------            ------------

NET INTEREST INCOME                                           25,741,205             26,387,868              23,208,898
     Provision for loan losses                                 8,733,000              2,100,000               1,215,000
                                                            ------------           ------------            ------------

NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES                                             17,008,205             24,287,868              21,993,898

Noninterest income
     Service charges on deposit accounts                       2,592,704              1,744,446               1,462,925
     Loan servicing fees                                         559,648                662,665                 581,581
     Trust fees                                                2,744,743              2,635,047               2,597,465
     Data service fees                                         6,125,970              5,123,805               4,381,746
     Net gain (loss) on securities                               489,641                (80,540)                 (5,827)
     Net gain on sales of loans                                  889,462                387,493               1,147,339
     Other income                                                759,445                799,945                 898,767
                                                            ------------           ------------            ------------
         Total noninterest income                             14,161,613             11,272,861              11,063,996

Noninterest expense
     Salaries and employee benefits                           15,448,319             15,094,596              14,389,186
     Net occupancy expense of premises                         1,210,915              1,137,377               1,183,120
     Equipment rentals, depreciation and
       maintenance                                             3,488,586              3,347,608               2,952,061
     Other expenses                                            7,870,474              7,174,436               6,941,688
                                                            ------------           ------------            ------------
         Total noninterest expense                            28,018,294             26,754,017              25,466,055
                                                            ------------           ------------            ------------

INCOME BEFORE INCOME TAX EXPENSE                               3,151,524              8,806,712               7,591,839
     Income tax expense                                          898,566              2,720,534               2,360,937
                                                            ------------           ------------            ------------

NET INCOME                                                  $  2,252,958           $  6,086,178            $  5,230,902
                                                            ============           ============            ============

Earnings per common share:
     Basic                                                  $        .50           $       1.35            $       1.16
                                                            ============           ============            ============
     Diluted                                                $        .50           $       1.35            $       1.16
                                                            ============           ============            ============

--------------------------------------------------------------------------------
              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                                                            F-4.

                     RURBAN FINANCIAL CORP. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                  Years ended December 31, 2001, 2000 and 1999

------------------------------------------------------------------------------------------------------------------

                                                                                                        Accumulated
                                                                                                            Other
                                                                           Additional                   Comprehensive
                                                             Common         Paid-In        Retained     Income (Loss),
                                                              Stock         Capital        Earnings      Net of Tax
                                                              -----         -------        --------      ----------

BALANCES AT JANUARY 1, 1999                               $ 11,439,255   $ 11,518,727    $ 26,508,897    $    202,922
Comprehensive Income:
  Net income for the year                                         --             --         5,230,902            --
  Net change in net unrealized appreciation
    (depreciation) on securities available for sale,
    net of reclassification adjustments and tax effects           --             --              --        (1,736,469)

    Total Comprehensive Income
Pay down of ESOP Loan                                             --             --              --              --
Cash dividends declared ($0.37 per share)                         --             --        (1,692,641)           --
Issuance of 200 treasury shares due to exercise
  of stock options                                                --             (258)           --              --
                                                          ------------   ------------    ------------    ------------
BALANCES AT DECEMBER 31, 1999                               11,439,255     11,518,469      30,047,158      (1,533,547)

Comprehensive Income:
  Net income for the year                                         --             --         6,086,178            --
  Net change in net unrealized appreciation
    (depreciation) on securities available for sale,
    net of reclassification adjustments and tax effects           --             --              --         1,862,037

    Total Comprehensive Income
Pay down of ESOP Loan
Cash dividends declared ($0.42 per share)                         --             --        (1,888,104)           --
Declaration of 5% stock dividend net of cash
  paid in lieu of fractional shares and issuance
  of 206,520 treasury shares                                      --         (405,129)     (2,794,988)           --

                                                          ------------   ------------    ------------    ------------
BALANCES AT DECEMBER 31, 2000                               11,439,255     11,113,340      31,450,244         328,490

Comprehensive Income:
  Net income for the year                                         --             --         2,252,958            --
  Net change in net unrealized appreciation
    (depreciation) on securities available for sale,
    net of reclassification adjustments and tax effects           --             --              --           393,361

    Total Comprehensive Income
Pay down of ESOP Loan                                             --             --              --              --
Cash dividends declared ($0.47 per share)                         --             --        (2,158,392)           --
Purchase of 3,049 shares of treasury shares                       --             --              --              --
Issuance of 3,580 treasury shares due to exercise
  of stock options                                                --           (4,180)           --              --
Declaration of 5% stock dividend net of cash
  paid in lieu of fractional shares and issuance
  of 216,744 treasury shares                                      --          (95,876)     (3,045,784)           --
                                                          ------------   ------------    ------------    ------------
BALANCES AT DECEMBER 31, 2001                             $ 11,439,255   $ 11,013,284    $ 28,499,026    $    721,851
                                                          ============   ============    ============    ============



                                                               Unearned
                                                                 ESOP           Treasury
                                                                Shares            Stock             Total
                                                                ------            -----             -----

BALANCES AT JANUARY 1, 1999                                  $ (1,100,905)   $ (6,665,946)   $ 41,902,950
Comprehensive Income:
  Net income for the year                                            --              --         5,230,902
  Net change in net unrealized appreciation
    (depreciation) on securities available for sale,
    net of reclassification adjustments and tax effects              --              --        (1,736,469)
                                                                                             ------------
    Total Comprehensive Income                                                                  3,494,433
Pay down of ESOP Loan                                             192,891            --           192,891
Cash dividends declared ($0.37 per share)                            --              --        (1,692,641)
Issuance of 200 treasury shares due to exercise
  of stock options                                                   --             3,096           2,838
                                                             ------------    ------------    ------------
BALANCES AT DECEMBER 31, 1999                                    (908,014)     (6,662,850)     43,900,471

Comprehensive Income:
  Net income for the year                                            --              --         6,086,178
  Net change in net unrealized appreciation
    (depreciation) on securities available for sale,
    net of reclassification adjustments and tax effects              --              --         1,862,037
                                                                                             ------------
    Total Comprehensive Income                                                                  7,948,215
Pay down of ESOP Loan                                             186,572            --           186,572

Cash dividends declared ($0.42 per share)                            --              --        (1,888,104)
Declaration of 5% stock dividend net of cash
  paid in lieu of fractional shares and issuance
  of 206,520 treasury shares                                         --         3,193,149          (6,968)
                                                             ------------    ------------    ------------
BALANCES AT DECEMBER 31, 2000                                    (721,442)     (3,469,701)     50,140,186

Comprehensive Income:
  Net income for the year                                            --              --         2,252,958
  Net change in net unrealized appreciation
    (depreciation) on securities available for sale,
    net of reclassification adjustments and tax effects              --              --           393,361
                                                                                             ------------
    Total Comprehensive Income                                                                  2,646,319

Pay down of ESOP Loan                                             209,296            --           209,296
Cash dividends declared ($0.47 per share)                            --              --        (2,158,392)
Purchase of 3,049 shares of treasury shares                          --           (45,400)        (45,400)
Issuance of 3,580 treasury shares due to exercise
  of stock options                                                   --            50,162          45,982
Declaration of 5% stock dividend net of cash
  paid in lieu of fractional shares and issuance
  of 216,744 treasury shares                                         --         3,133,001          (8,659)
                                                             ------------    ------------    ------------
BALANCES AT DECEMBER 31, 2001                                $   (512,146)   $   (331,938)   $ 50,829,332
                                                             ============    ============    ============

--------------------------------------------------------------------------------
              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                                                           F-5.

                     RURBAN FINANCIAL CORP. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Years ended December 31, 2001, 2000 and 1999

-------------------------------------------------------------------------------------------------------------------

                                                                 2001                    2000                  1999
                                                                 ----                    ----                  ----
CASH FLOWS FROM OPERATING ACTIVITIES
     Cash received from customers - fees
       and commissions                                      $  12,782,510          $  10,965,908          $   9,922,484
     Cash paid to suppliers and employees                     (26,240,167)           (23,681,258)           (23,415,280)
     Loans originated for sale                                (29,851,752)           (13,076,583)           (97,308,756)
     Proceeds from sales of loans held for sale                31,467,939             14,102,762            104,697,491
     Interest received                                         57,295,136             54,459,803             44,007,116
     Interest paid                                            (31,760,174)           (27,535,694)           (20,915,552)
     Income taxes paid                                         (5,250,000)            (1,961,537)            (2,400,000)
                                                            -------------          -------------          -------------
         Net cash from operating activities                     8,443,492             13,273,401             14,587,503

CASH FLOWS FROM INVESTING ACTIVITIES
     Net change in interest-bearing deposits
       in other financial institutions                           (150,000)                  --                   70,000
     Proceeds from principal repayments,
       maturities, and calls of securities
       available for sale                                      38,131,013              8,845,593             24,243,471
     Proceeds from sales of securities available
       for sale                                                19,060,258              9,063,566             17,657,888
     Purchase of securities available for sale                (71,576,221)           (20,954,482)           (45,514,178)
     Net change in loans                                      (30,811,762)           (71,535,751)          (103,341,052)
     Recoveries on loan charge-offs                               463,923                490,752                662,299
     Net purchases of premises and equipment                   (2,856,133)            (1,655,551)            (1,666,906)
                                                            -------------          -------------          -------------
         Net cash from investing activities                   (47,738,922)           (75,745,873)          (107,888,478)

CASH FLOWS FROM FINANCING ACTIVITIES
     Net change in deposits                                    44,539,048             47,024,677             68,482,861
     Net change in federal funds purchased                      1,650,000              2,300,000              1,400,000
     Proceeds from advances from FHLB                          16,500,000             20,000,000             15,000,000
     Repayments of advances from FHLB                         (14,388,845)            (7,871,389)            (3,854,987)
     Net proceeds from issuance of junior
       subordinated debentures                                       --                9,697,385                   --
     Net proceeds from (repayment of) advances
       on line of credit                                             --               (7,000,000)             7,000,000
     Cash dividends paid                                       (2,086,370)            (1,822,218)            (1,656,179)
     Proceeds from exercise of stock options                       45,982                   --                    2,838
     Cash paid for purchase of treasury shares                    (45,400)                  --                     --
     Cash paid in lieu of fractional shares for
       5% stock dividend                                           (8,659)                (6,968)                  --
                                                            -------------          -------------          -------------
         Net cash from financing activities                    46,205,756             62,321,487             86,374,533
                                                            -------------          -------------          -------------

     Net increase (decrease) in cash and cash
       equivalents                                              6,910,326               (150,985)            (6,926,442)

Cash and cash equivalents at beginning of year                 18,431,717             18,582,702             25,509,144
                                                            -------------          -------------          -------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                    $  25,342,043          $  18,431,717          $  18,582,702
                                                            =============          =============          =============




--------------------------------------------------------------------------------

                                  (Continued)
                                                                            F-6.

                     RURBAN FINANCIAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Years ended December 31, 2001, 2000 and 1999

-------------------------------------------------------------------------------------------------------------------

                                                                  2001                  2000                1999
                                                                  ----                  ----                ----
RECONCILIATION OF NET INCOME TO
  NET CASH FROM OPERATING ACTIVITIES
     Net income                                             $   2,252,958         $   6,086,178         $   5,230,902
     Adjustments to reconcile net income
       to net cash from operating activities
         Depreciation                                           1,942,325             1,893,129             1,926,624
         Amortization of intangible assets                        120,661               210,000               210,000
         Amortization of deferred debt issuance
           costs                                                    9,020                  --                    --
         Provision for loan losses                              8,733,000             2,100,000             1,215,000
         Net (gain) loss on securities                           (489,641)               80,540                 5,827
         Loans originated for sale                            (29,851,752)          (13,076,583)          (97,308,756)
         Proceeds from sales of loans held for sale            31,467,939            14,102,762           104,697,491
         Net gain on sales of loans                              (889,462)             (387,493)           (1,147,339)
         Paydown of ESOP loan                                     209,296               186,572               192,891
         Change in assets and liabilities
              Deferred loan fees, net                             (15,900)                5,593                 5,080
              Accrued interest receivable                         776,307            (1,568,727)             (950,775)
              Other assets                                     (2,142,259)            1,063,526               (56,330)
              Accrued interest payable                           (982,550)            2,099,375               828,361
              Other liabilities                                (2,696,450)              478,529              (261,473)
                                                            -------------         -------------         -------------
                  Net cash from operating
                    activities                              $   8,443,492         $  13,273,401         $  14,587,503
                                                            =============         =============         =============


Supplemental disclosure of noncash transactions:
     Transfer from loans held for sale to loans
       Receivable                                           $        --           $   5,344,183         $   5,118,294


--------------------------------------------------------------------------------
              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                                                           F-7.

                     RURBAN FINANCIAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2001, 2000 and 1999

--------------------------------------------------------------------------------


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION: The accompanying consolidated financial statements include the accounts of Rurban Financial Corp. and its wholly-owned subsidiaries. Rurban Financial Corp. ("the Corporation") is a bank holding company, organized under Ohio law, that owns all the outstanding stock of The State Bank and Trust Company ("State Bank"), RFC Banking Company ("RFCBC"), Rurbanc Data Services, Inc. ("RDSI"), Rurban Life Insurance Company ("Rurban Life") and Rurban Statutory Trust 1 ("RST") (together referred to as "the Corporation"). State Bank owns all of the outstanding stock of Reliance Financial Services, N.A. ("RFS") and Rurban Mortgage Company ("RMC"). RFCBC was created June 30, 2001 through the merger of The Peoples Banking Company ("PBC"), The First National Bank of Ottawa ("FNB") and The Citizens Savings Bank Company ("CSB") , which were wholly owned subsidiaries of the Corporation prior to the merger, and now operate as separate divisions under their long-standing names. All significant intercompany balances and transactions are eliminated in consolidation.

NATURE OF BUSINESS AND INDUSTRY SEGMENTS: Internal financial information is primarily reported and aggregated in two lines of business: banking and data processing. For further discussion, see Note 19. The Corporation's subsidiary banks grant credit and accept deposits from their customers in the normal course of business primarily in northern Ohio. RDSI provides data processing services to financial institutions located in Ohio, Michigan and Indiana. Prior to 2001, Rurban Life accepted reinsurance ceded in part by other insurance companies from the credit life and disability insurance purchased by customers of the Corporation's subsidiary banks. During 2001, the Corporation's subsidiary banks began using a third party insurance company to provide credit life and disability insurance to customers. RFS offers a diversified array of trust and financial services to customers nationwide. RST is a trust which was organized in 2000 to manage the Corporation's junior subordinated debentures.

CONCENTRATIONS OF CREDIT RISK: The Corporation grants commercial and agricultural, residential first mortgage and consumer loans to customers mainly in northern Ohio. Commercial loans include loans collateralized by commercial real estate, business assets and agricultural loans collateralized by crops and farm equipment. Commercial and agricultural loans make up approximately 65% of the loan portfolio and the loans are expected to be repaid from cash flow from operations of businesses. Residential first mortgage loans make up approximately 18% of the loan portfolio and are collateralized by first mortgages on residential real estate. Consumer loans make up approximately 17% of the loan portfolio and are primarily collateralized by consumer assets.

USE OF ESTIMATES: To prepare financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the consolidated financial statements and the disclosures provided, and future results could differ. The allowance for loan losses, fair values of securities and other financial instruments, the carrying value of loans held for sale and status of contingencies are particularly subject to change.


--------------------------------------------------------------------------------

                                   (Continued)
                                                                           F-8.

                     RURBAN FINANCIAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2001, 2000 and 1999

--------------------------------------------------------------------------------


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

SECURITIES: Securities are classified as held to maturity and carried at amortized cost when management has the positive intent and ability to hold them to maturity. Securities are classified as available for sale when they might be sold before maturity. Securities available for sale are carried at fair value, with net unrealized appreciation (depreciation), net of tax, reported separately in other comprehensive income (loss) and shareholders' equity. Securities are classified as trading when held for short term periods in anticipation of market gains, and are carried at fair value. Other securities such as FHLB stock are carried at cost.

Interest income includes amortization of purchase premium or discount. Gains and losses on sales are based on the amortized cost of the security sold. Securities are written down to fair value when a decline in fair value is not temporary. Also, see Note 3.

LOANS: Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of unearned interest, deferred loan fees and costs, and an allowance for loan losses. Loans held for sale are reported at the lower of cost or market, on an aggregate basis.

Interest income is reported on the interest method and includes amortization of net deferred loan fees and costs over the loan term. Interest income is not reported when full loan repayment is in doubt, typically when the loan is impaired or payments are past due over 90 days (180 days for residential mortgages). Payments received on such loans are reported as principal reductions.

ALLOWANCE FOR LOAN LOSSES: The allowance for loan losses is a valuation allowance for probable incurred credit losses, increased by the provision for loan losses and decreased by charge-offs less recoveries. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management's judgment, should be charged-off. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed.

A loan is impaired when full payment under the loan terms is not expected. Impairment is evaluated in total for smaller-balance loans of similar nature such as residential mortgage, consumer, and credit card loans, and on an individual loan basis for other loans. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan's existing rate or at the fair value of collateral if repayment is expected solely from the collateral.


--------------------------------------------------------------------------------

                                   (Continued)
                                                                           F-9.

                     RURBAN FINANCIAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2001, 2000 and 1999

--------------------------------------------------------------------------------


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

FORECLOSED ASSETS: Assets acquired through or instead of loan foreclosure are initially recorded at lower of cost or market when acquired, establishing a new cost basis. If fair value declines, a valuation allowance is recorded through expense. Costs after acquisition are expensed. Foreclosed real estate amounted to approximately $326,000 and $137,000 at December 31, 2001 and 2000 and is included in premises and equipment in the consolidated balance sheets.

PREMISES AND EQUIPMENT: Land is carried at cost. Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed over the asset useful lives on an accelerated basis, except for buildings for which the straight line basis is used. Maintenance and repairs are expensed and major improvements are capitalized. Premises and equipment are reviewed for impairment when events indicate that their carrying value may not be recoverable. Also, see
Note 5.

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

INTANGIBLE ASSETS: Goodwill arising from the acquisition of subsidiary banks and RMC is amortized over 5 to 25 years using the straight-line method. Core deposit intangibles are amortized on an accelerated basis over 10 years, the estimated life of the deposits acquired. Goodwill and identified intangibles are assessed for impairment based on estimated undiscounted cash flows, and written down if necessary. As of December 31, 2001, 2000 and 1999, unamortized goodwill totaled approximately $179,000, $277,000 and $404,000, and unamortized core deposit intangibles totaled approximately $-0-, $23,000 and $106,000.

BENEFIT PLANS: The Corporation sponsors a 401(k) profit sharing plan for which contributions are made and expensed annually. The Corporation also provides split-dollar life insurance plans for certain executive officers of the Corporation. Also, the Corporation sponsors a supplemental retirement plan for certain executive officers of the Corporation. Employee benefits are discussed further in Note 10.

--------------------------------------------------------------------------------

                                   (Continued)
                                                                           F-10.

                     RURBAN FINANCIAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2001, 2000 and 1999

--------------------------------------------------------------------------------


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

STOCK COMPENSATION: Employee compensation expense under stock option plans is reported if options are granted below market price at grant date. Pro forma disclosures of net income and earnings per share are shown using the fair value method of SFAS No. 123 to measure expense for options granted after 1994, using an option pricing model to estimate fair value. The stock option plan is discussed further in Note 10.

EMPLOYEE STOCK OWNERSHIP PLAN (ESOP): The cost of shares issued to the ESOP, but not yet allocated to participants, is shown as a reduction of shareholders' equity. Compensation expense is based on the market price of shares as they are committed to be released to participant accounts. Dividends on allocated ESOP shares reduce retained earnings; dividends on unearned ESOP shares reduce debt and accrued interest. The ESOP is discussed further in Note 10.

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

FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK: The Corporation, in the normal course of business, makes commitments to extend credit which are not reflected in the consolidated financial statements. Such financial instruments are recorded when they are funded. A summary of these commitments is disclosed in Note 14.

DERIVATIVES: All derivative instruments are recorded at their fair values. If derivative instruments are designated as hedges of fair values, both the change in the fair value of the hedge and the hedged item are included in current earnings. Fair value adjustments related to cash flow hedges are recorded in other comprehensive income and reclassified to earnings when the hedged transaction is reflected in earnings. Ineffective portions of hedges are reflected in earnings as they occur.

--------------------------------------------------------------------------------

                                   (Continued)
                                                                           F-11.

                     RURBAN FINANCIAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2001, 2000 and 1999

--------------------------------------------------------------------------------


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

STOCK DIVIDENDS AND STOCK SPLITS: Dividends issued in stock are reported by transferring the market value of the stock issued from retained earnings to common stock or treasury stock and additional paid-in capital. Stock splits are recorded by adjusting common stock and additional paid in capital by the par value of the additional shares. On August 16, 2000, the Board of Directors declared a 5% stock dividend, paid on September 29, 2000, increasing shares outstanding by 206,520 shares. On August 15, 2001, the Board of Directors declared a 5% stock dividend, paid September 28, 2001, increasing shares outstanding by 216,744 shares.

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

LOSS CONTINGENCIES: Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management believes that there currently are no such matters that would have a material effect on the financial statements.

DIVIDEND RESTRICTION: Certain restrictions exist regarding the ability of the subsidiaries to transfer funds to Rurban Financial Corp. in the form of cash dividends, loans or advances. Approximately $3,100,000 of undistributed earnings of the subsidiaries, included in consolidated retained earnings is available for distribution to Rurban Financial Corp. as dividends as of December 31, 2001, without prior regulatory approval. Banking regulations also require maintaining, certain capital levels and may limit the dividends paid by the banks to the Corporation or the Corporation to shareholders. Also, see Note 17.

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

--------------------------------------------------------------------------------

                                   (Continued)
                                                                          F-12.

                     RURBAN FINANCIAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2001, 2000 and 1999

--------------------------------------------------------------------------------


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

STATEMENTS OF CASH FLOWS: For purposes of reporting cash flows, cash and cash equivalents is defined to include cash on hand and amounts due from financial institutions with original maturities under 90 days. The Corporation reports net cash flows for customer loan and deposit transactions, short-term borrowings with original maturities of 90 days or less and interest-bearing deposits in other financial institutions.

NEW ACCOUNTING PRONOUNCEMENTS: A new accounting standard requires all business combinations to be recorded using the purchase method of accounting for any transactions initiated after June 30, 2001. Under the purchase method, all identifiable tangible and intangible assets and liabilities of the acquired company must be recorded at fair value at date of acquisition, and the excess of cost over fair value of net assets acquired is recorded as goodwill. Identifiable intangible assets with finite useful lives will be amortized under the new standard, whereas goodwill, both amounts previously recorded and future amounts purchased, will cease being amortized starting in 2002. Annual impairment testing will be required for goodwill with impairment being recorded if the carrying amount of goodwill exceeds its implied fair value. Adoption of this standard on January 1, 2002 will not have a material effect on the Company's financial statements.


NOTE 2 - BASIC AND DILUTED EARNINGS PER COMMON SHARE

A reconciliation of the numerators and denominators of the computations of basic earnings per common share and diluted earnings per common share for the years ended December 31, 2001, 2000 and 1999 is presented below:

                                                                        Year Ended December 31,
                                                                        -----------------------
                                                         2001                  2000                    1999
                                                         ----                  ----                    ----
BASIC EARNINGS PER COMMON SHARE
   Net income                                       $ 2,252,958             $ 6,086,178             $ 5,230,902
                                                    ===========             ===========             ===========

   Weighted average common shares
     outstanding                                      4,564,029               4,564,560               4,565,138

   Less:  Unallocated ESOP shares                       (38,315)                (54,056)                (62,922)
                                                    -----------             -----------             -----------

   Weighted average common shares
     outstanding for basic earnings
     per common share                                 4,525,714               4,510,504               4,502,216
                                                    ===========             ===========             ===========

   Basic earnings per common share                  $       .50             $      1.35             $      1.16
                                                    ===========             ===========             ===========

--------------------------------------------------------------------------------

                                   (Continued)
                                                                           F-13.

                     RURBAN FINANCIAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2001, 2000 and 1999

--------------------------------------------------------------------------------



NOTE 2 - BASIC AND DILUTED EARNINGS PER COMMON SHARE (Continued)

                                                                             Year Ended December 31,
                                                                             -----------------------
                                                                2001                  2000                  1999
                                                                ----                  ----                  ----
DILUTED EARNINGS PER COMMON SHARE
   Net income                                                $2,252,958            $6,086,178            $5,230,902
                                                             ==========            ==========            ==========

   Weighted average common shares
     outstanding for basic earnings
     per common share                                         4,525,714             4,510,504             4,502,216

   Add:  Dilutive effects of assumed
     conversions and exercise of stock options                   18,737                   208                 9,177
                                                             ----------            ----------            ----------

   Weighted average common and dilutive
     potential common shares outstanding                      4,544,451             4,510,712             4,511,393
                                                             ==========            ==========            ==========

   Diluted earnings per common share                         $      .50            $     1.35            $     1.16
                                                             ==========            ==========            ==========

Incentive stock options for 143,685, 237,148 and 575,605 shares of common stock were not considered in computing diluted earnings per common share for 2001, 2000 and 1999 because these options were not dilutive. Common share numbers have been restated for all stock splits and stock dividends.


NOTE 3 - SECURITIES AVAILABLE FOR SALE

Year end securities available for sale were as follows.

                                                                     Gross            Gross
                                                Amortized         Unrealized       Unrealized
2001                                              Cost               Gains           Losses            Fair Value
----                                              ----               -----           ------            ----------
     U.S. Treasury and Government
      agency                                   $16,663,883       $   231,951     $   (14,716)         $16,881,118
     Obligations of states and
       political subdivisions                    4,859,755            46,343        (108,236)           4,797,862
     Mortgage-backed securities                 61,935,534         1,075,697         (30,185)          62,981,046
     Corporate securities                        6,236,118              --           (56,635)           6,179,483
     Mutual funds                               10,050,505              --           (50,505)          10,000,000
     Marketable equity securities                3,536,042              --              --              3,536,042
                                              ------------       -----------     -----------         ------------

                                              $103,281,837       $ 1,353,991     $  (260,277)        $104,375,551
                                              ============       ===========     ===========         ============


--------------------------------------------------------------------------------

                                   (Continued)
                                                                           F-14.

                     RURBAN FINANCIAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2001, 2000 and 1999

--------------------------------------------------------------------------------


NOTE 3 - SECURITIES AVAILABLE FOR SALE (Continued)

                                                                     Gross            Gross
                                                Amortized         Unrealized       Unrealized
2000                                              Cost               Gains           Losses           Fair Value
----                                              ----               -----           ------           ----------
     U.S. Treasury and Government
       agency                                  $22,832,078       $   132,514      $   (68,272)       $22,896,320
    Obligations of states and
      political subdivisions                    12,496,066           241,579         (162,036)        12,575,609
    Mortgage-backed securities                  49,576,863           585,638         (231,711)        49,930,790
    Marketable equity securities                 3,502,239              --               --            3,502,239
                                               -----------       -----------      -----------        -----------

                                               $88,407,246       $   959,731      $  (462,019)       $88,904,958
                                               ===========       ===========      ===========        ===========

Contractual maturities of debt securities available for sale at December 31, 2001 were as follows. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

                                                                             Amortized
                                                                               Cost                  Fair Value
                                                                               ----                  ----------

    Due in one year or less                                                $   184,250              $   185,219
    Due after one year through five years                                   22,730,752               22,834,963
    Due after five years through ten years                                   3,490,970                3,532,650
    Due after ten years                                                      1,353,784                1,305,631
    Mortgage-backed securities                                              61,935,534               62,981,046
                                                                           -----------              -----------

       Total debt securities available for sale                            $89,695,290              $90,839,509
                                                                           ===========              ===========

Proceeds, gross gains and gross losses realized from sales of securities available for sale for the years ended December 31, 2001, 2000 and 1999 are as follows:

                                                              2001                 2000                 1999
                                                              ----                 ----                 ----

Proceeds from sales of securities
  available for sale                                     $   19,060,258     $      9,063,566       $   17,657,888
                                                         ==============     ================       ==============

Gross gains from sales of securities
  available for sale                                     $      666,458     $          6,080       $       25,648
Gross losses from sales of securities
  available for sale                                           (176,817)             (86,620)             (31,475)
                                                         --------------     ----------------       --------------
      Net gain (loss) on securities                      $      489,641     $        (80,540)      $       (5,827)
                                                         ==============     ================       ==============

--------------------------------------------------------------------------------

                                   (Continued)
                                                                           F-15.

                     RURBAN FINANCIAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2001, 2000 and 1999

--------------------------------------------------------------------------------


NOTE 3 - SECURITIES AVAILABLE FOR SALE (Continued)

At December 31, 2001, the Corporation had an investment with an amortized cost of approximately $10,051,000 and a fair value of approximately $10,000,000 in the Federated Ultrashort Bond Fund. There were no other holdings of securities of any one issuer, other than the U.S. Government and its agencies and corporations, in an amount greater than 10% of shareholders' equity.

Securities with an amortized cost of approximately $76,471,000 and $77,708,000 as of December 31, 2001 and 2000, were pledged to secure public and trust deposits and FHLB advances.


NOTE 4 - ALLOWANCE FOR LOAN LOSSES

The following is a summary of the activity in the allowance for loan losses account for the years ended December 31, 2001, 2000 and 1999:

                                                                   2001                  2000                     1999
                                                                   ----                  ----                     ----

Beginning balance                                             $ 7,214,970             $ 6,193,712             $ 5,408,854
Provision for loan losses                                       8,733,000               2,100,000               1,215,000
Recoveries of previous charge-offs                                463,923                 490,752                 662,299
Losses charged to the allowance                                (7,172,957)             (1,569,494)             (1,092,441)
                                                              -----------             -----------             -----------

     Ending balance                                           $ 9,238,936             $ 7,214,970             $ 6,193,712
                                                              ===========             ===========             ===========

At December 31, 2001 and 2000, loans past due more than 90 days and still accruing interest approximated $2,131,000 and $1,927,000.

Individual loans determined to be impaired were as follows.

                                                                   2001                  2000                     1999
                                                                   ----                  ----                     ----

Year end loans with no allowance for
  loan losses allocated                                       $ 1,937,000            $ 4,189,000            $      --
Year end loans with allowance for loan
  losses allocated                                              9,134,000              3,923,000              1,536,000
                                                              -----------            -----------            -----------
     Total impaired loans                                     $11,071,000            $ 8,112,000            $ 1,536,000
                                                              ===========            ===========            ===========

Amount of allowance allocated                                 $ 3,647,000            $ 2,410,000            $   807,000

Average of impaired loans during the
  year                                                          7,999,000              6,020,000              1,461,000
Interest income recognized during
  impairment                                                      421,000                416,000                 40,000
Cash-basis interest income recognized                             412,000                 89,000                 17,000


--------------------------------------------------------------------------------

                                   (Continued)
                                                                           F-16.

                     RURBAN FINANCIAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2001, 2000 and 1999

--------------------------------------------------------------------------------

NOTE 5 - PREMISES AND EQUIPMENT, NET

Premises and equipment, net at December 31, are summarized as follows:

                                                                               2001                   2000
                                                                               ----                   ----

         Land                                                             $  1,056,691            $  1,056,691
         Buildings and improvements                                          8,170,766               7,880,696
         Furniture and equipment                                            10,711,339              10,709,599
                                                                          ------------            ------------
            Total cost                                                      19,938,796              19,646,986
         Accumulated depreciation and amortization                          (8,122,239)             (8,744,237)
                                                                          ------------            ------------

                                                                          $ 11,816,557            $ 10,902,749
                                                                          ============            ============

The Corporation is obligated under non-cancelable leases for office space and equipment. Rent expense was $299,000, $253,000 and $229,000 for 2001, 2000 and
1999.

At December 31, 2001, minimum future lease payments are as follows for the years ended December 31:

                           2002                                  $       99,600
                           2003                                          99,600
                           2004                                          99,600
                           2005                                          99,600
                           2006                                          99,600
                           Thereafter                                   498,000
                                                                 --------------

                                                                 $      996,000
                                                                 ==============


NOTE 6 - INTEREST-BEARING DEPOSITS

Included in interest-bearing deposits are certificates of deposit in denominations of $100,000 or more of approximately $164,043,000 and $146,525,000 as of December 31, 2001 and 2000, respectively. Certificates of deposit obtained from brokers totaled approximately $70,426,000 and $55,507,000 as of December 31, 2001 and 2000, respectively.

At December 31, 2001, the scheduled maturities of certificates of deposit are as follows for the years ended December 31:

                           2002                                  $  262,509,262
                           2003                                      85,796,291
                           2004                                      26,094,778
                           2005                                       2,498,514
                           2006                                       1,621,362
                           Thereafter                                 1,358,192
                                                                 --------------

                                                                 $  379,878,399
                                                                 ==============


--------------------------------------------------------------------------------

                                   (Continued)
                                                                           F-17.

                     RURBAN FINANCIAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2001, 2000 and 1999

--------------------------------------------------------------------------------


NOTE 7 - ADVANCES FROM FHLB

Advances from the FHLB of Cincinnati with fixed and variable interest rates ranging from 1.98% to 7.02% at December 31, 2001 and from 4.52% to 6.90% at December 31, 2000 mature as follows for the years ending December 31:

                                                   2001               2000
                                                   ----               ----

        2001                                 $        --         $    5,638,845
        2002                                      4,925,069           4,175,069
        2003                                     13,850,000          12,350,000
        2004                                      5,000,000           5,000,000
        2005                                          --                  --
        2006                                          --                  --
        Thereafter                               30,500,000          25,000,000
                                             --------------      --------------

                                             $   54,275,069      $   52,163,914
                                             ==============      ==============

At December 31, 2001 and 2000, in addition to FHLB stock, the Corporation pledged mortgage loans with a minimum carrying value of approximately $77,933,000 and $71,203,000 and securities with an amortized cost of approximately $4,524,000 and $-0- and fair value of approximately $4,518,000 and $-0- to the FHLB to secure advances outstanding.


NOTE 8 - JUNIOR SUBORDINATED DEBENTURES

On September 7, 2000, Rurban Statutory Trust 1 ("RST"), a wholly owned subsidiary of the Corporation, closed a pooled private offering of 10,000 Capital Securities with a liquidation amount of $1,000 per security. The proceeds of the offering were loaned to the Corporation in exchange for junior subordinated debentures with terms similar to the Capital Securities. The sole assets of RST are the junior subordinated debentures of the Corporation and payments thereunder. The junior subordinated debentures and the back-up obligations, in the aggregate, constitute a full and unconditional guarantee by the Corporation of the obligations of RST under the Capital Securities. Distributions on the Capital Securities are payable semi-annually at the annual rate of 10.6% and are included in interest expense in the consolidated financial statements. These securities are considered Tier 1 capital (with certain limitations applicable) under current regulatory guidelines. As of December 31, 2001 and 2000, the outstanding principal balance of the Capital Securities was $10,000,000. The principal balance of the Capital Securities less unamortized issuance costs constitute the junior subordinated debentures in the financial statements.


--------------------------------------------------------------------------------

                                   (Continued)
                                                                           F-18.

                     RURBAN FINANCIAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2001, 2000 and 1999

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


NOTE 9 - OTHER BORROWED FUNDS

The Corporation has a line of credit from The Northern Trust Company for up to $15,000,000. The line of credit is unsecured and requires monthly interest payments with full principal payment at maturity on April 27, 2002. The interest rate is variable based on the current federal funds rate and adjusts daily. The line of credit had an outstanding balance of zero at December 31, 2001 and 2000. Subsequent to year end, $7 million was borrowed on this line of credit. The line of credit agreement contains various covenants with which the Corporation must comply. The Corporation was granted a waiver of two covenants through December 31, 2001. However, the Corporation was in violation of one additional covenant at December 31, 2001 and recently has requested a waiver of that covenant.


NOTE 10 - EMPLOYEE BENEFITS

EMPLOYEE STOCK OWNERSHIP PLAN: The Corporation has a noncontributory employee stock ownership plan ("ESOP") covering substantially all employees of the Corporation and its subsidiaries. Voluntary contributions are made by the Corporation to the plan. Each eligible employee is vested based upon years of service, including prior years of service. Contributions to the ESOP were $736,000, $519,000 and $260,000, and related expense attributable to the plan included in salaries and employee benefits was approximately $886,000, $967,000 and $572,000 in 2001, 2000 and 1999, respectively. The Corporation's contributions to the account of each employee become fully vested after three years of service.

Distributions to plan participants may be paid in cash or stock upon their termination of employment. During 2001 and 2000, 18,765 and 21,562 shares were withdrawn from the ESOP by participants who terminated their employment with the Company.

--------------------------------------------------------------------------------

                                   (Continued)
                                                                           F-19.

                     RURBAN FINANCIAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2001, 2000 and 1999

--------------------------------------------------------------------------------

NOTE 10 - EMPLOYEE BENEFITS (Continued)

During 1996, the ESOP borrowed $1,505,527 from the Corporation to purchase 103,368 shares of common stock at a weighted average cost of $14.57 per share. Collateral for the loan is the unearned shares of common stock purchased by the ESOP with the loan proceeds. The loan will be repaid principally from the Corporation's discretionary contributions to the ESOP. The interest rate for the loan is 7.75%. Shares purchased by the ESOP are held in suspense until allocated among ESOP participants as the loan is repaid. During 2001, 2000 and 1999, the ESOP allocated 81,429 shares, 51,820 shares and 14,858 shares. Allocations of shares during 2001 and 2000 included 55,322 and 48,947 shares purchased on the open market and 26,107 and 2,873 shares from unearned shares.

The ESOP shares as of December 31 were as follows:

                                                                               2001                2000
                                                                               ----                ----

         Allocated shares                                                    735,258             672,594
         Unearned shares                                                      26,514              52,621
                                                                            --------            --------

              Total ESOP shares                                              761,772             725,215
                                                                            ========            ========

         Fair value of unearned ESOP shares at December 31                  $362,738            $582,587
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

STOCK OPTION PLAN: On March 12, 1997, the Board of Directors of the Corporation adopted the Rurban Financial Corp. Stock Option Plan ("Option Plan"). The purpose of the Option Plan is to advance the interests of the Corporation and its shareholders by granting directors, officers, and key employees of the Corporation options to increase their proprietary interest in the Corporation. A total of 441,000 shares of the Corporation's authorized and unissued common stock were reserved for issuance under the Option Plan. The option exercise price shall not be less than the fair market value (as defined in the Option
Plan) of the common stock on the date the option is granted, and the option term cannot exceed 10 years.



--------------------------------------------------------------------------------

                                   (Continued)
                                                                           F-20.

                     RURBAN FINANCIAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2001, 2000 and 1999

--------------------------------------------------------------------------------

NOTE 10 - EMPLOYEE BENEFITS (Continued)

At December 31, 2001, 81,921 additional options were available to be granted. Eligible directors, officers and key employees are able to exercise options awarded to them at a rate of 20% per year. Options outstanding at December 31, 2001 had a range of exercise prices of $11.07 - $16.78 and a weighted average remaining contractual life of 7.6 years.

A summary of the activity in the Option Plan is as follows.

                                                     2 0 0 1                  2 0 0 0                 1 9 9 9
                                                     -------                  -------                 -------
                                                           Weighted                Weighted                Weighted
                                                            Average                 Average                 Average
                                                           Exercise                Exercise                Exercise
                                               Shares        Price     Shares        Price     Shares        Price
                                               ------        -----     ------        -----     ------        -----
     Outstanding at beginning
       of year                                  332,961   $  13.00       241,558  $  13.77       240,125  $   13.69
     Granted                                      8,313      13.62        95,813     11.08         7,167      16.79
     Exercised                                   (3,580)     13.11             -         -          (221)     12.87
     Forfeited                                  (14,714)     14.12        (4,410)    13.85        (5,513)     14.43
                                                -------                  -------                 -------
     Outstanding at end of year                 322,980   $  12.96       332,961  $  13.00       241,558  $   13.77
                                                =======                  =======                 =======

Options exercisable at December 31, 2001, 2000 and 1999 were as follows.

                                                     2 0 0 1                  2 0 0 0                 1 9 9 9
                                                     -------                  -------                 -------
                                                           Weighted                Weighted                Weighted
                                                            Average                 Average                 Average
Exercise                                                   Exercise                Exercise                Exercise
Prices                                         Number        Price     Number        Price     Number        Price
------                                         ------        -----     ------        -----     ------        -----

$11.07                                           18,470   $  11.07           --   $    --          --     $    --
$12.87                                          136,620      12.87       104,186     12.87      68,025        12.87
$16.78                                           29,491      16.78        18,024     16.78       7,607        16.78
                                                -------                ---------              --------

Exercisable at year end                         184,581   $  13.31       122,210  $  13.45      75,632    $   13.26
                                                =======                =========              ========

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

--------------------------------------------------------------------------------

                                   (Continued)
                                                                           F-21.

                     RURBAN FINANCIAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2001, 2000 and 1999

--------------------------------------------------------------------------------



NOTE 10 - EMPLOYEE BENEFITS (Continued)

                                                                           2001            2000           1999
                                                                           ----            ----           ----

Net income as reported                                                 $   2,252,958  $   6,086,178  $    5,230,902
Pro forma net income                                                   $   2,104,050  $   5,943,434  $    5,083,603

Basic earnings per common share as reported                            $         .50  $        1.35  $         1.16
Pro forma basic earnings per common share                              $         .46  $        1.32  $         1.13

Diluted earnings per common share as reported                          $         .50  $        1.35  $         1.16
Pro forma diluted earnings per common share                            $         .46  $        1.32  $         1.13

The pro forma effects are computed using option pricing models, using the following weighted-average assumptions as of grant date.

                                                                               2001            2000           1999
                                                                               ----            ----           ----

         Risk-free interest rate                                               4.78%          5.68%           4.79%
         Expected option life                                                     8             10              10
         Expected stock price volatility                                      10.84%         17.35%           7.14%
         Expected dividend yield                                               3.77%          3.54%           2.67%

         Resulting weighted average grant date
           fair value of stock options granted during
           the year                                                    $       1.69   $       2.37   $        2.79

401(k) PROFIT SHARING PLAN: The Corporation has 401(k) profit sharing plans. The annual expense of the plans is based on 50% matching of voluntary employee contributions of up to 6% of individual compensation. Employee contributions are vested immediately and the Corporation's matching contributions are fully vested after three years. The plans cover substantially all employees of the Corporation. Expense attributable to the plans, included in salaries and employee benefits, was approximately $297,000, $278,000 and $220,000 in 2001, 2000 and 1999.

LIFE INSURANCE PLANS: Life insurance plans are provided for certain executive officers on a split-dollar basis. The Corporation is the owner of the split-dollar policies. The officers are entitled to a sum equal to two times either the employee's annual salary at death, if actively employed, or final annual salary, if retired, less $50,000, not to exceed the employee's portion of the death benefit. The Corporation is entitled to the remainder of the death proceeds less any loans on the policy and unpaid interest or cash withdrawals previously incurred by the Corporation. The employees have the right to designate a beneficiary(s) to receive their share of the proceeds payable upon death. The cash surrender value of these life insurance policies and life insurance policies related to the Corporation's supplemental retirement plan totaled approximately $2,610,000 and $2,503,000 at December 31, 2001 and 2000, and is included in other assets in the consolidated balance sheets.


--------------------------------------------------------------------------------

                                   (Continued)
                                                                           F-22.

                     RURBAN FINANCIAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2001, 2000 and 1999

--------------------------------------------------------------------------------


NOTE 10 - EMPLOYEE BENEFITS (Continued)

SUPPLEMENTAL RETIREMENT PLAN: The Corporation established a supplemental retirement plan for selected officers. The Corporation has purchased insurance contracts on the lives of certain participants in the supplemental retirement plan and has named the Corporation as beneficiary. While no direct contract exists between the supplemental retirement plan and the life insurance contracts, it is management's current intent that the proceeds from the insurance contracts will be used to help offset earlier payments made under the supplemental retirement plan. The Corporation is recording an expense equal to the projected present value of the payments due at retirement based on the projected remaining years of service using the straight line method. The obligations under the plans, net of payments already made, was approximately $1,164,615 and $1,015,000 at December 31, 2001 and 2000 and is included in other liabilities in the consolidated balance sheets. The expense attributable to the plans, included in salaries and employee benefits, was approximately $192,000, $236,000 and $165,000 in 2001, 2000 and 1999.


NOTE 11 - OTHER EXPENSES

The following is an analysis of other expenses for the years ended December 31, 2001, 2000 and 1999:

                                                            2001               2000                1999
                                                            ----               ----                ----

         Amortization of intangible assets             $  120,661          $  210,000          $  210,000
         Advertising expense                              612,234             513,411             448,971
         Professional fees                              1,712,161           1,263,095           1,244,190
         Insurance expense                                241,030             230,399             211,101
         Data processing fees                             473,196             551,200             439,365
         Printing, stationery and supplies                705,583             615,660             620,853
         Telephone and communications                     681,450             590,345             665,747
         Postage and delivery expense                     590,570             545,648             542,536
         State, local and other taxes                     641,452             611,481             470,742
         Other operating expenses                       2,092,137           2,043,197           2,088,183
                                                       ----------          ----------          ----------

                                                       $7,870,474          $7,174,436          $6,941,688
                                                       ==========          ==========          ==========

--------------------------------------------------------------------------------

                                   (Continued)
                                                                           F-23.

                     RURBAN FINANCIAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2001, 2000 and 1999

--------------------------------------------------------------------------------

NOTE 12 - INCOME TAX EXPENSE

Income tax expense consists of the following for the years ended December 31, 2001, 2000 and 1999:

                                                             2001                 2000                   1999
                                                             ----                 ----                   ----

         Current expense                               $  2,977,440           $  4,200,359           $  1,612,264
         Deferred expense (benefit)                      (2,078,874)            (1,479,825)               748,673
                                                       ------------           ------------           ------------

                                                       $    898,566           $  2,720,534           $  2,360,937
                                                       ============           ============           ============

Income tax expense (benefit) on net gain (loss) on securities was $166,478, $(27,384) and $(1,981) in 2001, 2000 and 1999.

The difference between the financial statement income tax expense and amounts computed by applying the statutory federal income tax rate to income before income tax expense is as follows for the years ended December 31, 2001, 2000 and 1999:

                                                             2001                 2000                   1999
                                                             ----                 ----                   ----

     Statutory tax rate                                       34%                   34%                   34%
     Income taxes computed at the
               statutory federal income tax rate       $  1,071,518           $  2,994,282           $  2,581,225
         Add (subtract) tax effect of
                 Tax-exempt income                         (162,859)              (268,587)              (243,884)
                 Non-deductible expenses and other          (10,093)                (5,161)                23,596
                                                       ------------           ------------           ------------

                                                       $    898,566           $  2,720,534           $  2,360,937
                                                       ============           ============           ============

The components of the net deferred tax asset recorded in the consolidated balance sheets as of December 31, 2001 and 2000 are as follows:

                                                                           2001                    2000
                                                                           ----                    ----
     Deferred tax assets
         Provision for loan losses                                     $3,752,000               $2,082,361
         Mark to market adjustment                                        371,863                  169,222
         Net deferred loan fees                                           102,277                   91,733
         Accrued compensation and benefits                                395,970                  345,038
         ESOP contributions                                                70,071                     --
         Other                                                             21,281                    5,704
                                                                       ----------               ----------
                                                                        4,713,462                2,694,058

--------------------------------------------------------------------------------

                                   (Continued)
                                                                           F-24.

                     RURBAN FINANCIAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2001, 2000 and 1999

--------------------------------------------------------------------------------

NOTE 12 - INCOME TAX EXPENSE (Continued)

                                                                            2001                 2000
                                                                            ----                 ----
     Deferred tax liabilities
         Net unrealized appreciation on
               securities available for sale                           $  (371,863)            $  (169,222)
             Originated mortgage servicing rights                         (131,215)               (393,788)
             Depreciation                                                 (368,411)               (147,250)
             Purchase accounting adjustments                               (49,210)                (60,145)
             Other                                                          (8,062)                (15,185)
                                                                       -----------             -----------
                                                                          (928,761)               (785,590)
         Valuation allowance                                                  --                      --
                                                                       -----------             -----------
                                                                       $ 3,784,701             $ 1,908,468
                                                                       ===========             ===========


NOTE 13 - RELATED PARTY TRANSACTIONS

Certain directors, executive officers and principal shareholders of the Corporation, including associates of such persons, are loan customers. A summary of the related party loan activity, for loans aggregating $60,000 or more to any one related party, follows for the years ended December 31, 2001 and 2000:

                                                                           2001                   2000
                                                                           ----                   ----

         Balance, January 1                                             $ 4,678,000            $ 4,977,000
             New loans                                                      875,000              1,272,000
             Repayments                                                  (1,494,000)            (1,528,000)
             Previously existing loans to new directors                   3,668,000                   --
             Other changes                                                 (113,000)               (43,000)
                                                                        -----------            -----------

         Balance, December 31                                           $ 7,614,000            $ 4,678,000
                                                                        ===========            ===========

Other changes include adjustments for loans applicable to one reporting period that are excludable from the other reporting period.





--------------------------------------------------------------------------------

                                   (Continued)
                                                                           F-25.

                     RURBAN FINANCIAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2001, 2000 and 1999

--------------------------------------------------------------------------------


NOTE 14 - COMMITMENTS, OFF-BALANCE-SHEET RISK AND CONTINGENCIES

The Corporation is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to make loans, unused lines of credit and standby letters of credit. The Corporation's exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to make loans, unused lines of credit, standby letters of credit and commercial letters of credit is represented by the contractual amount of those instruments. The Corporation follows the same credit policy to make such commitments as it uses for on-balance-sheet items.

The Corporation has the following commitments for terms of up to two years outstanding at December 31:

                                                                                             2001                   2000
                                                                                             ----                   ----

         Loan commitments and unused lines of credit                                    $152,106,000           $139,705,000
         Standby letters of credit                                                         1,795,000              2,394,000
         Commercial letters of credit                                                         11,000                 60,000
                                                                                        ------------           ------------
                                                                                        $153,912,000           $142,159,000
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

The Corporation was required to have approximately $5,193,000 and $4,777,000 of cash on hand or on deposit with the Federal Reserve Bank to meet regulatory reserve and clearing requirements at December 31, 2001 and 2000. These balances do not earn interest. Additionally, the Corporation was required to have approximately $1,250,000 of cash on deposit to meet other clearing requirements at December 31, 2001 and 2000. This balance does earn interest.


--------------------------------------------------------------------------------

                                   (Continued)
                                                                           F-26.

                     RURBAN FINANCIAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2001, 2000 and 1999

--------------------------------------------------------------------------------

NOTE 15 - PARENT COMPANY FINANCIAL STATEMENTS

Presented below are condensed financial statements for the parent company, Rurban Financial Corp.:

                            CONDENSED BALANCE SHEETS
                           December 31, 2001 and 2000

                                                                            2001                   2000
                                                                            ----                   ----
ASSETS
Cash and cash equivalents                                               $ 5,214,886              $ 5,418,276
Investment in and advances to subsidiaries
     Banking subsidiaries                                                53,173,886               44,421,456
     Non-banking subsidiaries                                             4,785,997                3,981,655
                                                                        -----------              -----------
         Total investment in subsidiaries                                57,959,883               48,403,111
Accounts receivable from subsidiaries                                          --                    194,558
Loans to banking subsidiaries                                               600,000                7,600,000
Other assets                                                              1,443,335                1,539,283
                                                                        -----------              -----------

         Total assets                                                   $65,218,104              $63,155,228
                                                                        ===========              ===========

LIABILITIES
Cash dividends payable                                                  $   593,387              $   521,365
Junior subordinated debentures                                            9,706,405                9,697,385
Borrowings from non-banking subsidiaries                                    310,000                  310,000
Accrued interest payable                                                    393,319                  341,072
Other liabilities                                                         3,385,661                2,145,220
                                                                        -----------              -----------
         Total liabilities                                               14,388,772               13,015,042

SHAREHOLDERS' EQUITY                                                     50,829,332               50,140,186
                                                                        -----------              -----------

         Total liabilities and shareholders' equity                     $65,218,104              $63,155,228
                                                                        ===========              ===========


--------------------------------------------------------------------------------

                                   (Continued)
                                                                           F-27.

                     RURBAN FINANCIAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2001, 2000 and 1999

--------------------------------------------------------------------------------


NOTE 15 - PARENT COMPANY FINANCIAL STATEMENTS (Continued)


                         CONDENSED STATEMENTS OF INCOME
                  Years ended December 31, 2001, 2000 and 1999

                                                               2001                  2000                1999
                                                               ----                  ----                ----
INCOME
     Interest                                             $    187,179          $     89,644          $       --
     Dividends from subsidiaries
         Banking subsidiaries                                3,090,000            11,680,000                  --
         Non-banking subsidiaries                              300,000               240,000             1,150,000
                                                          ------------          ------------          ------------
              Total                                          3,390,000            11,920,000             1,150,000
     Noninterest income                                      3,775,452             2,726,073             2,115,732
                                                          ------------          ------------          ------------
         Total income                                        7,352,631            14,735,717             3,265,732

EXPENSE
     Interest expense on other borrowed funds                1,150,382               710,711               334,921
     Noninterest expense                                     5,753,396             5,181,941             4,013,677
                                                          ------------          ------------          ------------
         Total expense                                       6,903,778             5,892,652             4,348,598
                                                          ------------          ------------          ------------

INCOME (LOSS) BEFORE INCOME TAX BENEFIT AND EQUITY
  IN UNDISTRIBUTED NET INCOME OF SUBSIDIARIES                  448,853             8,843,065            (1,082,866)

Income tax benefit                                             999,990             1,214,076               767,517
                                                          ------------          ------------          ------------

INCOME (LOSS) BEFORE EQUITY IN UNDISTRIBUTED
  NET INCOME OF SUBSIDIARIES                                 1,448,843            10,057,141              (315,349)

Equity in undistributed (excess distributed)
  net income of subsidiaries
     Banking subsidiaries                                         (227)           (4,335,143)            6,301,416
     Non-banking subsidiaries                                  804,342               364,180              (755,165)
                                                          ------------          ------------          ------------
         Total                                                 804,115            (3,970,963)            5,546,251
                                                          ------------          ------------          ------------

NET INCOME                                                $  2,252,958          $  6,086,178          $  5,230,902
                                                          ============          ============          ============

COMPREHENSIVE INCOME                                      $  2,646,319          $  7,948,215          $  3,494,437
                                                          ============          ============          ============

--------------------------------------------------------------------------------

                                   (Continued)
                                                                           F-28.

                     RURBAN FINANCIAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2001, 2000 and 1999

--------------------------------------------------------------------------------

NOTE 15 - PARENT COMPANY FINANCIAL STATEMENTS (Continued)

                       CONDENSED STATEMENTS OF CASH FLOWS
                  Years ended December 31, 2001, 2000 and 1999

                                                                   2001                 2000                  1999
                                                                   ----                 ----                  ----
CASH FLOWS FROM OPERATING ACTIVITIES
     Dividends received from subsidiaries
         Banking subsidiaries                                 $  3,090,000          $ 11,680,000          $       --
         Non-banking subsidiaries                                  300,000               240,000             1,150,000
                                                              ------------          ------------          ------------
              Total                                              3,390,000            11,920,000             1,150,000
     Cash received from subsidiaries-fees
       and commissions                                           3,970,010             4,843,675              (196,428)
     Cash paid to suppliers and employees                       (4,487,997)           (3,931,781)           (3,773,369)
     Interest received                                             187,179                89,644                  --
     Interest paid                                              (1,098,135)             (710,711)             (334,921)
     Income tax refunds                                          1,080,000             2,040,958               974,543
                                                              ------------          ------------          ------------
         Net cash from operating activities                      3,041,057            14,251,785            (2,180,175)

CASH FLOWS FROM INVESTING ACTIVITIES
     Investment in banking subsidiaries                         (8,150,000)           (2,350,000)           (3,500,000)
     Investment in non-banking subsidiaries                           --                (310,000)                 --
     Proceeds from loans to banking subsidiaries                  (600,000)           (7,600,000)                 --
     Repayment of loans to banking subsidiaries                  7,600,000                  --                    --
                                                              ------------          ------------          ------------

         Net cash from investing activities                     (1,150,000)          (10,260,000)           (3,500,000)

CASH FLOWS FROM FINANCING ACTIVITIES
     Net proceeds from issuance of junior
       subordinated debentures                                        --               9,697,385                  --
     Proceeds from borrowings from non-banking
       subsidiaries                                                   --                 310,000                  --
     Net proceeds from (repayment of) advances on
       line of credit                                                 --              (7,000,000)            7,000,000
     Cash dividends paid                                        (2,086,370)           (1,822,218)           (1,656,179)
     Proceeds from exercise of stock options                        45,982                  --                   2,838
     Cash paid for purchase of 3,049 shares of
         treasury stock                                            (45,400)                 --                    --
     Cash paid in lieu of fractional shares for
       5% stock dividend                                            (8,659)               (6,968)                 --
                                                              ------------          ------------          ------------
         Net cash from financing activities                     (2,094,447)            1,178,199             5,346,659
                                                              ------------          ------------          ------------

Net change in cash and cash equivalents                           (203,390)            5,169,984              (333,516)

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF YEAR                                                        5,418,276               248,292               581,808
                                                              ------------          ------------          ------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                      $  5,214,886          $  5,418,276          $    248,292
                                                              ============          ============          ============

--------------------------------------------------------------------------------

                                   (Continued)
                                                                           F-29.

                     RURBAN FINANCIAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2001, 2000 and 1999

--------------------------------------------------------------------------------


NOTE 15 - PARENT COMPANY FINANCIAL STATEMENTS (Continued)

                 CONDENSED STATEMENTS OF CASH FLOWS (CONTINUED)
                  Years ended December 31, 2001, 2000 and 1999

                                                                   2001              2000                1999
                                                                   ----              ----                ----
RECONCILIATION OF NET INCOME TO NET CASH
  FROM OPERATING ACTIVITIES
      Net income                                              $    2,252,958     $    6,086,178    $      5,230,902
      Adjustments to reconcile net income to
        net cash from operating activities
         Amortization of deferred debt
           issuance costs                                              9,020              --                 --
         Equity in (undistributed) excess
           distributed net income of subsidiaries
              Banking subsidiaries                                       227          4,335,143          (6,301,416)
              Non-banking subsidiaries                              (804,342)          (364,180)            755,165
         Change in accounts receivable                               194,558          2,117,602          (2,312,160)
         Change in other assets                                       95,948            273,686             262,417
         Change in other liabilities                               1,240,441          1,803,356             184,917
         Change in accrued interest payable                           52,247              --                 --
                                                               -------------      -------------    ----------------

              Net cash from operating activities              $    3,041,057     $   14,251,785    $     (2,180,175)
                                                              ==============     ==============    ================


NOTE 16 - FAIR VALUES OF FINANCIAL INSTRUMENTS

The following table shows the estimated fair values and the related carrying values of the Corporation's financial instruments at December 31, 2001 and 2000. Items which are not financial instruments are not included.

                                                       2 0 0 1                                   2 0 0 0
                                           ----------------------------------       -----------------------------------
                                           Carrying              Estimated             Carrying            Estimated
                                             Value               Fair Value               Value            Fair Value
                                             -----               ----------               -----            ----------

Financial assets
----------------
Cash and due from banks                     $  25,342,043          25,342,000        $  18,431,717        $  18,432,000
Interest-earning deposits in
  other financial institutions                    260,000             260,000              110,000              110,000
Securities available for sale                 104,375,551         104,376,000           88,904,958           88,905,000
Loans, net of allowance for loan
  losses (including loans held for sale)      591,491,985         595,917,000          570,587,971
                                                                                                            568,326,000
Accrued interest receivable                     4,939,741           4,940,000            5,716,048            5,716,000
Cash surrender value of
  life insurance                                2,610,000           2,610,000            2,503,000            2,503,000

Financial liabilities
----------------------
Demand and savings deposits                  (230,981,410)       (230,981,000)        (211,132,242)        (210,734,000)
Time deposits                                (379,878,399)       (384,823,000)        (355,188,519)        (356,930,000)
Federal funds purchased                       (14,850,000)        (14,850,000)         (13,200,000)         (13,200,000)
Advances from FHLB                            (54,275,069)        (57,165,000)         (52,163,914)         (52,418,000)
Junior subordinated debentures                 (9,706,405)         (9,908,000)          (9,697,385)          (9,714,000)
Accrued interest payable                       (3,630,623)         (3,631,000)          (4,613,173)          (4,613,000)



--------------------------------------------------------------------------------

                                   (Continued)
                                                                           F-30.

                     RURBAN FINANCIAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2001, 2000 and 1999

--------------------------------------------------------------------------------

NOTE 16 - FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)

For purposes of the above disclosures of estimated fair values, the following assumptions were used as of December 31, 2001 and 2000. The estimated fair value for cash and due from banks, accrued interest receivable, cash surrender value of life insurance and accrued interest payable are considered to approximate cost. The estimated fair value for interest-bearing deposits in other financial institutions and securities available for sale is based on quoted market values for the individual deposits or securities or for equivalent deposits or securities. The estimated fair value for loans is based on estimates of the difference in interest rates the Corporation would charge the borrowers for similar such loans with similar maturities made at December 31, 2001 and 2000, applied for an estimated time period until the loan is assumed to reprice or be paid and the allowance for loan losses is considered to be a reasonable estimate of discount for credit quality concerns. The estimated fair value for demand deposits and savings deposits and federal funds purchased, is based on their carrying value. The estimated fair value for time deposits, fixed rate advances from the FHLB and the junior subordinated debentures is based on estimates of the rate the Corporation would pay on such deposits or borrowings at December 31, 2001 and 2000, applied for the time period until maturity. The estimated fair value for other financial instruments and off-balance-sheet loan commitments approximate cost at December 31, 2001 and 2000 and are not considered significant to this presentation.

While these estimates of fair value are based on management's judgment of the most appropriate factors, there is no assurance that were the Corporation to have disposed of such items at December 31, 2001 and 2000, the estimated fair values would necessarily have been realized at that date, since market values may differ depending on various circumstances. The estimated fair values at December 31, 2001 and 2000 should not necessarily be considered to apply at subsequent dates.

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

--------------------------------------------------------------------------------

                                   (Continued)
                                                                           F-31.

                     RURBAN FINANCIAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2001, 2000 and 1999

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

                                                             Capital to Risk-
                                                              Weighted Assets             Tier 1 Capital
                                                              ---------------             --------------
                                                          Total           Tier 1         To Average Assets
                                                          -----           ------         -----------------
     Well capitalized                                      10%                6%                 5%
     Adequately capitalized                                 8%                4%                 4%
     Undercapitalized                                       6%                3%                 3%

At year end, actual capital levels (in millions) and minimum required levels were:

                                                                                                Minimum Required
                                                                     Minimum Required        To Be Well Capitalized
                                                                        For Capital          Under Prompt Corrective
                                                Actual               Adequacy Purposes         Action Regulations
                                                ------               -----------------         ------------------
                                          Amount      Ratio          Amount      Ratio         Amount     Ratio
                                          ------      -----          ------      -----         ------     -----
2001
----
Total capital (to risk weighted assets)
   Consolidated                           $  67.4    10.9%           $ 49.5      8.0%          $ 61.9     10.0%
   State Bank                                35.3     9.7              29.2      8.0             36.5     10.0
   RFCBC                                     25.7    10.2              20.0      8.0             25.1     10.0
Tier 1 capital (to risk weighted assets)
   Consolidated                              59.6     9.6              24.7      4.0             37.2      6.0
   State Bank                                30.1     8.3              14.5      4.0             21.9      6.0
   RFCBC                                     22.6     9.0              10.0      4.0             15.1      6.0
Tier 1 capital (to average assets)
   Consolidated                              59.6     8.1              29.5      4.0             36.9      5.0
   State Bank                                30.1     7.0              17.2      4.0             21.5      5.0
   RFCBC                                     22.6     7.5              12.0      4.0             15.0      5.0

2000
----
Total capital (to risk weighted assets)
   Consolidated                           $  66.3    11.6%           $ 45.7      8.0%          $ 57.2     10.0%
   State Bank                                34.6    10.3              27.0      8.0             33.8     10.0
Tier 1 capital (to risk weighted assets)
   Consolidated                              59.1    10.3              22.9      4.0             34.3      6.0
   State Bank                                24.9     7.4              13.5      4.0             20.3      6.0
Tier 1 capital (to average assets)
   Consolidated                              59.1     8.5              27.8      4.0             34.7      5.0
   State Bank                                24.9     6.1              16.5      4.0             20.6      5.0

The Corporation and RFCBC at year end 2001 were categorized as well capitalized while State Bank was adequately capitalized. The Corporation, State Bank and the three banks which were merged to create RFCBC in 2001 were categorized as well capitalized at year end 2000.


--------------------------------------------------------------------------------

                                   (Continued)
                                                                           F-32.

                     RURBAN FINANCIAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2001, 2000 and 1999

--------------------------------------------------------------------------------

NOTE 18 - OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) components and related taxes were as follows:

                                                                2001               2000                 1999
                                                                ----               ----                 ----
Net change in net unrealized appreciation
  (depreciation) on securities available
  for sale

     Net unrealized appreciation (depreciation)
       arising during the year                               $ 1,085,643          $2,740,727         $(2,636,840)

     Reclassification adjustments for (gains)
       losses included in net income                            (489,641)             80,540               5,827
                                                             -----------          ----------         -----------

         Net change in net unrealized appreciation
           (depreciation) on securities available
           for sale                                              596,002           2,821,267          (2,631,013)

Tax expense (benefit)                                            202,641             959,230            (894,544)
                                                             -----------          ----------         -----------

     Total other comprehensive income (loss)                 $   393,361          $1,862,037         $(1,736,469)
                                                             ===========          ==========         ===========


NOTE 19 - SEGMENT INFORMATION

The reportable segments are determined by the products and services offered, primarily distinguished between banking and data processing operations. Loans, investments, deposits, and financial services provide the revenues in the banking segment and include the accounts of State Bank and RFCBC in 2001 and the accounts of State Bank, PBC, FNB and CSB in 2000 and 1999. Service fees provide the revenues in the data processing operation and include the accounts of RDSI. Other segments include the accounts of the holding company, Rurban Financial Corp., which provides management services to its subsidiaries and RFS, which provides trust and financial services to customers nationwide and Rurban Life, which provides insurance products to customers of the Corporation's subsidiary banks.

The accounting policies used are the same as those described in the summary of significant accounting policies. Segment performance is evaluated using net interest income, other revenue, operating expense, and net income. Goodwill is allocated. Income taxes and indirect expenses are allocated on revenue. Transactions among segments are made at fair value. The holding company allocates certain expenses to other segments. Information reported internally for performance assessment follows.


--------------------------------------------------------------------------------

                                   (Continued)
                                                                           F-33.

                     RURBAN FINANCIAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2001, 2000 and 1999

--------------------------------------------------------------------------------


NOTE 19 - SEGMENT INFORMATION (Continued)

2001
----

                                                                              Data            Total     Intersegment   Consolidated
                                               Banking      Processing        Other          Segments    Elimination       Totals
                                               -------      ----------        -----          --------    -----------       ------
Income statement information:
-----------------------------
Net interest income (expense)                $ 25,674,656   $  (126,933)   $   193,482    $ 25,741,205   $      --      $ 25,741,205

Other revenue - external customers              5,088,701     6,125,970      2,946,942      14,161,613          --        14,161,613

Other revenue - other segments                       --       1,564,758      3,851,576       5,416,334    (5,416,334)           --
                                             ------------   -----------    -----------    ------------   -----------    ------------

Net interest income and other revenue          30,763,357     7,563,795      6,992,000      45,319,152    (5,416,334)     39,902,818

Noninterest expense                            17,644,172     6,001,048      9,789,408      33,434,628    (5,416,334)     28,018,294

Significant non-cash items:
     Depreciation and amortization                884,466       988,703        198,837       2,072,006          --         2,072,006
     Provision for loan losses                  8,733,000          --             --         8,733,000          --         8,733,000

Income tax expense (benefit)                    1,318,714       531,334       (951,482)        898,566          --           898,566

Segment profit (loss)                           3,067,471     1,031,413     (1,845,926)      2,252,958          --         2,252,958

Balance sheet information:
--------------------------
Total assets                                  739,852,844     5,683,449      9,753,342     755,289,635    (9,080,542)    746,209,093

Goodwill and intangibles                          179,339          --             --           179,339          --           179,339

Premises and equipment expenditures, net          594,743     2,142,649        118,741       2,856,133          --         2,856,133

--------------------------------------------------------------------------------

                                   (Continued)
                                                                           F-34.

                     RURBAN FINANCIAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2001, 2000 and 1999

--------------------------------------------------------------------------------

NOTE 19 - SEGMENT INFORMATION (Continued)

2000
----
                                                              Data                           Total       Intersegment  Consolidated
                                              Banking      Processing         Other        Segments      Elimination       Totals
                                              -------      ----------         -----        --------      -----------       ------
Income statement information:
-----------------------------
Net interest income (expense)              $ 26,156,349   $   (47,415)   $    278,934    $ 26,387,868   $       --      $ 26,387,868

Other revenue - external
  customers                                   3,061,748     5,123,805       3,087,308      11,272,861           --        11,272,861

Other revenue - other segments                     --       1,389,863       2,929,625       4,319,488     (4,319,488)           --
                                           ------------   -----------    ------------    ------------   ------------    ------------

Net interest income
   and other revenue                         29,218,097     6,466,253       6,295,867      41,980,217     (4,319,488)     37,660,729

Noninterest expense                          16,372,598     5,681,075       9,019,832      31,073,505     (4,319,488)     26,754,017

Significant non-cash items:
     Depreciation and
       amortization                             959,416       938,102         205,611       2,103,129           --         2,103,129
     Provision for loan losses                2,100,000          --              --         2,100,000           --         2,100,000

Income tax expense (benefit)                  3,549,622       266,961      (1,096,049)      2,720,534           --         2,720,534

Segment profit (loss)                         7,195,877       518,217      (1,627,916)      6,086,178           --         6,086,178

Balance sheet information:
--------------------------
Total assets                                691,764,552     4,763,318      27,714,578     724,242,448    (23,424,746)    700,817,702

Goodwill and intangibles                        300,000          --              --           300,000           --           300,000

Premises and equipment
  expenditures, net                             555,021       916,141         184,389       1,655,551           --         1,655,551

--------------------------------------------------------------------------------

                                   (Continued)
                                                                           F-35.

                     RURBAN FINANCIAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2001, 2000 and 1999

--------------------------------------------------------------------------------


NOTE 19 - SEGMENT INFORMATION (Continued)

1999
----

                                                              Data                          Total       Intersegment   Consolidated
                                              Banking      Processing         Other        Segments     Elimination       Totals
                                              -------      ----------         -----        --------     -----------       ------

Income statement information:
-----------------------------
Net interest income (expense)              $ 22,764,187   $  (134,811)   $    579,522    $ 23,208,898   $       --      $ 23,208,898

Other revenue - external
  customers                                   3,070,510     4,381,746       3,611,740      11,063,996           --        11,063,996

Other revenue - other segments                     --       1,368,622       2,206,550       3,575,172     (3,575,172)           --
                                           ------------   -----------    ------------    ------------   ------------    ------------

Net interest income
   and other revenue                         25,834,697     5,615,557       6,397,812      37,848,066     (3,575,172)     34,272,894

Noninterest expense                          15,403,697     5,112,291       8,525,239      29,041,227     (3,575,172)     25,466,055

Significant non-cash items:
     Depreciation and
       amortization                             774,668     1,061,980         299,976       2,136,624           --         2,136,624
     Provision for loan losses                1,215,000          --              --         1,215,000           --         1,215,000

Income tax expense (benefit)                  2,940,249       171,111        (750,423)      2,360,937           --         2,360,937

Segment profit (loss)                         6,275,751       332,155      (1,377,004)      5,230,902           --         5,230,902

Balance sheet information:
--------------------------
Total assets                                621,665,973     4,792,283      19,434,424     645,892,680    (18,109,156)    627,783,524

Goodwill and intangibles                        480,000          --            30,000         510,000           --           510,000

Premises and equipment
  expenditures, net                             726,403       803,911         136,592       1,666,906           --         1,666,906

--------------------------------------------------------------------------------

                                   (Continued)
                                                                           F-36.

                     RURBAN FINANCIAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2001, 2000 and 1999

--------------------------------------------------------------------------------


NOTE 20 - QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                                                Earnings per Share
                                  Interest          Net Interest            Net            ---------------------------
                                   Income              Income          Income (loss)       Basic               Diluted
                                   ------              ------          -------------       -----               -------
2000
----
   First quarter                $12,659,590         $ 6,316,677         $ 1,518,661          $    .33          $    .33
   Second quarter                13,656,274           6,585,579           1,650,502               .36               .36
   Third quarter                 14,585,032           6,683,183           1,713,857               .38               .38
   Fourth quarter                15,122,041           6,802,429           1,203,158               .28               .28
                                -----------         -----------         -----------          --------          --------
     Total                      $56,022,937         $26,387,868         $ 6,086,178          $   1.35          $   1.35
                                ===========         ===========         ===========          ========          ========

2001
----
   First quarter                $14,840,486         $ 6,651,017         $ 1,594,251          $    .35          $    .35
   Second quarter                14,507,461           6,551,683           1,121,117               .25               .25
   Third quarter                 13,947,793           6,312,379           1,308,882               .29               .29
   Fourth quarter                13,223,089           6,226,126          (1,771,292)             (.39)             (.39)
                                -----------         -----------         -----------          --------          --------
     Total                      $56,518,829         $25,741,205         $ 2,252,958          $    .50          $    .50
                                ===========         ===========         ===========          ========          ========


During the fourth quarter of 2000 and second, third and fourth quarters of 2001, an additional provision for loan losses was recorded due to the levels of impaired loans and charge-offs.


NOTE 21 - SUBSEQUENT EVENT

On February 2, 2002, the Corporation announced that it had agreed to acquire certain assets and assume certain liabilities of the Oakwood Deposit Bank Company of Oakwood, Ohio from the FDIC following the Ohio Superintendent of Financial Institutions placing the Oakwood Deposit Bank Company in receivership and appointing the FDIC as receiver.

Under the terms of the Purchase and Assumption Agreement, the Corporation will acquire approximately $56 million in assets, primarily consisting of $7 million in cash and cash equivalents, $19 million in securities and $30 million in loans. The Corporation will also assume approximately $93 million in liabilities, primarily consisting of insured deposit accounts. The net premium paid for these assets, net of the liabilities assumed, was $2,026,000.

--------------------------------------------------------------------------------

                                   (Continued)
                                                                           F-37.

                             RURBAN FINANCIAL CORP.

                           ANNUAL REPORT ON FORM 10-K
                     FOR FISCAL YEAR ENDED DECEMBER 31, 2001
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
                                                                   1993 (File No. 0-13507) [Exhibit 10(a)].


Exhibit No.        Description                                     Reference No.
-----------        -----------                                     -------------

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


                                                                             88.

Exhibit No.        Description                                     Reference No.
-----------        -----------                                     -------------
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
                                                                   (File No. 0-13507) [Exhibit 10(n)].




Exhibit No.        Description                                     Reference No.
-----------        -----------                                     -------------

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

 10(v)             Rurban Financial Corp. Plan to Allow            Incorporated herein by reference to the
                   Directors to Elect to Defer Compensation        Corporation's Annual Report on Form 10-K
                                                                   for the fiscal year ended
                                                                   December 31, 1996 (File No.  0-13507)
                                                                   [Exhibit 10(v)].



Exhibit No.        Description                                     Reference No.
-----------        -----------                                     -------------

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

 11                Statement re: Computation of Per Share          Included in Notes 1 and 2 of the Notes
                   Earnings                                        to  Consolidated Financial Statements of
                                                                   Registrant in the financial statements
                                                                   portion of this Annual Report on Form
                                                                   10-K.

 21                Subsidiaries of Registrant                      Included in this Annual Report on Form
                                                                   10-K as Exhibit 21.

 23                Consent of Independent Auditor                  Included in this Annual Report on Form
                                                                   10-K as Exhibit 23.