Form 10-Q
period 2002-03-31
RURBAN FINANCIAL CORP
filed 2002-05-15
CIK 767405

                                    Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2002
                                                 --------------
                                       OR

          [ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________to___________________________

Commission file number 0-13507
                      --------

                             RURBAN FINANCIAL CORP.
-----------------------------------------------------------------------------
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

         Yes      [X]                          No [ ]

     The number of common shares of Rurban Financial Corp. outstanding was 4,565,721 on May 1, 2002.

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1. FINANCIAL STATEMENTS
----------------------------

The interim condensed consolidated financial statements of Rurban Financial Corp. and Subsidiaries are unaudited; however, the information contained herein reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of financial condition and results of operations for the interim periods presented. All adjustments reflected in these financial statements are of a normal recurring nature in accordance with Rule 10-01 (b)
(8) of Regulation S-X. Results of operations for the three months ended March 31, 2002 are not necessarily indicative of results for the complete year.

RURBAN FINANCIAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                               March 31,         December 31,          March 31,
                                                                 2002               2001                  2001
                                                             ------------        ------------        ------------
                                                              (Unaudited)           (Note)            (Unaudited)

ASSETS

   Cash and due from banks                                   $ 30,822,141        $ 25,342,043        $ 17,628,648
   Interest-earning deposits in other
      financial institutions                                      645,053             260,000             110,000
   Securities available for sale                              119,288,154         104,375,551          91,150,408
   Loans held for sale, net of valuation
       allowance of $0                                             85,635             439,991           1,951,794
   Loans, net of allowance for losses of $12,638,515
        at March 31, 2002, $9,238,936 at December 31,
        2001 and $7,661,778 at March 31, 2001                 628,487,031         591,051,994         571,315,451
   Accrued interest receivable                                  5,488,357           4,939,741           5,967,447
   Premises and equipment, net                                 12,167,814          11,816,557          12,290,959
   Other assets                                                13,721,610           8,276,811           7,472,631
                                                             ------------        ------------        ------------
      Total assets                                           $810,705,795        $746,502,688        $707,887,338
                                                             ============        ============        ============

                                        3
                                   (Continued)

RURBAN FINANCIAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                     March 31,            December 31,            March 31,
                                                                       2002                   2001                  2001
                                                                    (Unaudited)              (Note)              (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
   Deposits
      Noninterest-bearing                                          $  53,804,958         $  52,830,193         $  41,713,708
      Interest-bearing                                               614,220,003           558,029,616           543,400,228
                                                                   -------------         -------------         -------------
         Total deposits                                              668,024,961           610,859,809           585,113,936
   Federal funds purchased                                                  --              14,850,000             2,000,000
   Advances from Federal Home Loan Bank (FHLB)                        52,350,000            54,275,069            51,493,382
   Trust preferred securities                                         10,000,000            10,000,000            10,000,000
   Other borrowed funds                                                7,000,000                  --                    --
   Accrued interest payable                                            3,380,770             3,630,623             4,965,611
   Accounts payable - FDIC                                            18,378,054                  --                    --
   Other liabilities                                                   1,425,887             2,057,855             2,256,821
                                                                   -------------         -------------         -------------
         Total liabilities                                           760,559,672           695,673,356           655,829,750

Shareholders' equity
   Common stock, stated value $2.50 per share;
      shares authorized: 10,000,000;
      shares issued: 4,575,702;
      shares outstanding: 4,564,513 at March 31, 2002
      and December 31, 2001 and 4,347,238 at March 31, 2001           11,439,255            11,439,255            11,439,255
   Additional paid-in capital                                         11,013,284            11,013,284            11,113,340
   Retained earnings                                                  28,112,189            28,499,026            32,522,826
   Accumulated other comprehensive income (loss),
      net of tax of $192,792 at March 31,  2002, $371,863
      at December 31, 2001 and $584,177 at March 31, 2001                374,242               721,851             1,133,992
   Unearned ESOP shares                                                 (460,909)             (512,146)             (682,124)
   Treasury stock; shares at cost March 31, 2002
      and December 31, 2001 - 11,189 and
      March 31, 2001 - 228,464                                          (331,938)             (331,938)           (3,469,701)
                                                                   -------------         -------------         -------------
         Total shareholders' equity                                   50,146,123            50,829,332            52,057,588
                                                                   -------------         -------------         -------------

         Total liabilities and shareholders' equity                $ 810,705,795         $ 746,502,688         $ 707,887,338
                                                                   =============         =============         =============

See notes to condensed consolidated financial statements (unaudited)

Note: The balance sheet at December 31, 2001 has been derived from the audited consolidated financial statements at that date.

RURBAN FINANCIAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                                  Three Months Ended
                                                                       March 31,
                                                           ---------------------------------
                                                                2002                 2001
Interest income
   Interest and fees on loans                              $ 11,284,125         $ 13,328,068
   Interest and dividends on securities:
      Taxable                                                 1,351,698            1,341,548
      Tax-exempt                                                103,476              156,576
   Other                                                         13,404               14,294
                                                           ------------         ------------
      Total interest income                                  12,752,703           14,840,486

Interest expense
   Deposits                                                   5,454,468            6,959,511
   Borrowings                                                 1,103,164            1,229,958
                                                           ------------         ------------
      Total interest expense                                  6,557,632            8,189,469
                                                           ------------         ------------

Net interest income                                           6,195,071            6,651,017
   Provision for loan losses                                  2,132,000              525,000
                                                           ------------         ------------

Net interest income after provision for loan losses           4,063,071            6,126,017

Noninterest income
   Service charges on deposit accounts                          608,263              465,145
   Loan servicing fees                                          105,614              167,666
   Trust fees                                                   712,882              725,801
   Data service fees                                          1,738,864            1,486,774
   Net gain (loss) on securities                                (80,706)                --
   Net gain on sales of loans                                   129,688              180,034
   Other income                                                 183,781              212,537
                                                           ------------         ------------
      Total noninterest income                                3,398,386            3,237,957

Noninterest expense
   Salaries and employee benefits                             3,867,691            3,961,182
   Net occupancy expense of premises                            306,931              306,774
   Equipment rentals, depreciation and maintenance              882,531              915,348
   Other expenses                                             2,133,189            1,837,708
                                                           ------------         ------------
      Total noninterest expense                               7,190,342            7,021,012
                                                           ------------         ------------

Income before income tax expense                                271,115            2,342,962
   Income tax expense                                            64,566              748,711
                                                           ------------         ------------
Net income                                                 $    206,549         $  1,594,251
                                                           ============         ============

Basic and diluted earnings per share (Note B)              $       0.05         $       0.35
                                                           ============         ============
Dividends declared per share                               $      0.130         $      0.114
                                                           ============         ============

See notes to condensed consolidated financial statements (unaudited)

RURBAN FINANCIAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS'
   EQUITY (UNAUDITED)

                                                  Three Months         Three Months
                                                     Ended                 Ended
                                                 March 31, 2002       March 31, 2001
                                                     Total                 Total
                                                  Shareholders'        Shareholders'
                                                     Equity               Equity
                                                  ---------------------------------
Balance at beginning of period                    $ 50,829,332         $ 50,140,186

Net Income                                             206,549            1,594,251

Other comprehensive income (loss):
   Net change in unrealized gains (losses)
     on securities available for sale, net            (347,609)             805,502
                                                  ------------         ------------
Total comprehensive income (loss)                     (141,060)           2,399,753

Cash dividends declared                               (593,386)            (521,669)

Paydown of ESOP loan                                    51,237               39,318
                                                  ------------         ------------

Balance at end of period                          $ 50,146,123         $ 52,057,588
                                                  ============         ============

See notes to condensed consolidtion financial statements (unaudited)

RURBAN FINANCIAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                               Three Months Ended
                                                                                     March 31,
                                                                        ---------------------------------
                                                                            2002                 2001
Cash Flows From Operating Activities:
   Cash received from customers - fees and commissions                  $  3,349,404         $  3,057,923
   Cash paid to suppliers and employees                                   (8,568,257)          (8,648,176)
   Loans originated for sale                                              (1,979,466)          (7,775,672)
   Proceeds from sales of loans held for sale                              2,463,510            7,170,628
   Interest received                                                      12,204,087           14,589,087
   Interest paid                                                          (6,807,485)          (7,837,031)
   Income taxes paid                                                              --           (1,900,000)
                                                                        ------------         ------------
         Net cash from operating activities                                  661,793           (1,343,241)

Cash Flows From Investing Activities:
   Net change in interest-earning deposits in other
     financial institutions                                                 (385,053)                  --
   Proceeds from principal repayments, maturities and
      calls of securities available for sale                              14,183,825            9,011,215
   Proceeds from sales of securities available for sale                    1,923,320                   --
   Purchase of securities available for sale                             (12,563,458)         (10,036,208)
   Net change in loans                                                    (9,108,899)          (2,510,709)
   Recoveries on loan charge-offs                                            348,361               91,513
   Premises and equipment expenditures, net                                 (882,531)          (1,894,945)
Cash received for net liabilities assumed in Oakwood acquisition          58,240,077                   --
                                                                        ------------         ------------
         Net cash from investing activities                               51,755,642           (5,339,134)

Cash Flows From Financing Activities:
   Net change in deposits                                                (35,975,495)          18,793,175
   Net change in federal funds purchased                                 (14,850,000)         (11,200,000)
   Proceeds from FHLB advances                                                    --           13,500,000
   Repayments of FHLB advances                                            (1,925,069)         (14,170,532)
   Net change in other borrowed funds                                      7,000,000                   --
   Cash dividends paid                                                    (1,186,773)          (1,043,337)
                                                                        ------------         ------------
         Net cash from financing activities                              (46,937,337)           5,879,306
                                                                        ------------         ------------

Net change in cash and cash equivalents                                    5,480,098             (803,069)

Cash and cash equivalents at beginning of period                          25,342,043           18,431,717
                                                                        ------------         ------------

Cash and cash equivalents at end of period                              $ 30,822,141         $ 17,628,648
                                                                        ============         ============

                                       7
                                   (Continued)

RURBAN FINANCIAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                     Three Months Ended
                                                                          March 31,
                                                               -------------------------------
                                                                   2002                2001
Reconciliation Of Net Income To Net
   Cash From Operating Activities
   Net Income                                                  $   206,549         $ 1,594,251
   Adjustments to reconcile net income to net cash from
      operating activities:
         Depreciation                                              529,647             506,735
         Amortization of intangible assets                          45,992              45,000
         Amortization of deferred debt issue costs                   3,932               3,932
         Provision for loan losses                               2,132,000             525,000
         Net (gain) loss on securities                              80,706                --
         Loans originated for sale                              (1,979,466)         (7,775,672)
         Proceeds from sales of loans held for sale              2,463,510           7,170,628
         Net gain on sale of loans                                (129,688)           (180,034)
         Net gain on sale of fixed assets                            1,627                --
         Paydown of ESOP loan                                       51,237              39,318
         Change in accrued interest receivable                     (47,142)           (251,399)
         Change in other assets                                 (2,221,440)         (1,462,936)
         Change in accrued interest payable                       (437,090)            352,438
         Change in other liabilities                               (38,581)         (1,910,502)
                                                               -----------         -----------
               Net cash from operating activities              $   661,793         $(1,343,241)
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

For further information, refer to the consolidated financial statements and footnotes included in the Corporation's Annual Report on Form 10-k for the year ended December 31, 2001.

NOTE B--EARNINGS PER SHARE

Earnings per share have been computed based on the weighted average number of shares outstanding during the periods presented. The number of shares used in the computation of basic and diluted earnings per share was:

                                            Three Months Ended
                                                March 31,
                                                ---------
                                      2002                      2001
                                      ----                      ----
Basic earnings per share            4,538,155                 4,511,980
Diluted earnings per share          4,557,370                 4,515,371

Earnings per share and dividends per share have been restated for the 5% stock dividend paid during the third quarter of 2001.


NOTE C - LOANS, RISK ELEMENTS AND ALLOWANCE FOR LOAN LOSSES

Total loans on the balance sheet are comprised of the following classifications at:

                                             March 31,            December 31,
                                                2002                  2001
                                                ----                  ----
Commercial and agriculture                 $ 404,613,200         $ 388,673,339
Real estate mortgage                         125,472,855           106,353,207
Consumer loans to individuals                 82,429,309            76,512,215
Lease financing                               28,610,182            28,752,169
Allowance for loan losses                    (12,638,515)           (9,238,936)
                                           -------------         -------------
                                           $ 628,487,031         $ 591,051,994
                                           =============         =============

Real estate mortgage loans held for sale   $      85,635         $     439,991
                                           =============         =============


                                       9
                                  (Continued)

The following is a summary of the activity in the allowance for loan losses account for the three months ended March 31, 2002 and 2001 and the year ended December 31, 2001.

                                                                  March 31,           December 31,          March 31,
                                                                    2002                2001                  2001
                                                                    ----                ----                  ----
Beginning balance, January 1                                  $     9,238,936       $     7,214,970     $    7,214,970
Additions from acquisitions                                         1,427,000                    --                 --
Provision for loan losses                                           2,132,000             8,733,000            525,000
Recoveries of previous charge-offs                                    348,361               463,923             91,513
Losses charged to the allowance                                      (507,782)           (7,172,957)          (169,705)
                                                              ---------------       ---------------     --------------
     Ending balance                                           $    12,638,515       $     9,238,936     $    7,661,778
                                                              ===============       ===============     ==============

The following schedule summarizes nonaccrual, past due and impaired loans at:

                                                                    March 31,          December 31,
                                                                      2002                 2001
                                                                      ----                 ----
Loans accounted for on a nonaccrual basis                         $13,795,000(1)        $12,557,000(1)

Accruing loans which are contractually
  past due 90 days or more as to interest or
  principal payments                                                2,789,000             2,131,000
                                                                  -----------           -----------

     Total non-performing loans                                   $16,584,000           $14,688,000
                                                                  ===========           ===========

Other loans defined as impaired                                   $ 1,439,000           $        --
                                                                  ===========           ===========

(1)  Includes loans defined as impaired.

Individual loans determined to be impaired were as follows:

                                                                   March 31,           December 31,
                                                                     2002                  2001
                                                                     ----                  ----
Loans with no allowance for loan losses allocated                 $ 3,625,000           $ 1,937,000
Loans with allowance for loan losses allocated                      9,990,000             9,134,000
                                                                  -----------           -----------
    Total impaired loans                                          $13,615,000           $11,071,000
                                                                  ===========           ===========
Amount of allowance allocated                                     $ 5,907,000           $ 3,647,000
                                                                  ===========           ===========

                                       10
                                  (Continued)

NOTE D - ACQUISITIONS

On February 2, 2002 ("acquisition date"), the Corporation acquired certain assets and assumed certain liabilities of the Oakwood Deposit Bank Company of Oakwood, Ohio from the FDIC following the Ohio Superintendent of Financial Institutions placing the Oakwood Deposit Bank Company in receivership and appointing the FDIC as receiver for a net premium of approximately $2.0 million.

The acquisition was accounted for as a purchase, and, accordingly, the purchase price has been allocated to the assets purchased and the liabilities assumed based upon the estimated fair values at the date of acquisition. The excess of the purchase price over the fair values of the net tangible assets acquired has been recorded as unidentified intangible assets and core deposit intangible assets totaling $2,344,930 and $708,435 and are being amortized on an accelerated basis over 15 years and 10 years. Amortization expense for the quarter ended March 31, 2002 totaled $70,496. Accumulated amortization as of March 31, 2002 totaled $48,852 for unidentified intangible assets and $21,644 for core deposit intangible assets. All acquired intangible assets were in the Banking segment. The purchase accounting adjustments are being amortized under various methods and over the lives of the corresponding assets and liabilities.

Estimated amortization expense follows for the years ended December 31:

         2002                                            $398,553
         2003                                             378,694
         2004                                             339,866
         2005                                             305,209
         2006                                             273,379

Following are the approximate fair values of assets acquired and liabilities assumed as of the acquisition date.

         Cash and cash equivalents                    $ 5,236,676
         Federal funds sold                             2,085,000
         Securities available for sale                 19,063,676
         Loans, net                                    30,806,499
         Unidentified intangible assets                 2,344,930
         Core deposit intangible assets                   708,435
         Accrued interest receivable                      501,474
         Other assets                                      33,897

         Deposits                                     (93,140,647)
         Accrued interest payable                        (187,237)

At March 31, 2002, the Corporation had an amount payable to the FDIC of approximately $18,400,000 which represents final settlement for assets acquired and which is reported as Accounts Payable - FDIC in the March 31, 2002 condensed consolidated balance sheet.

                                       11
                                  (Continued)

NOTE E - TRUST PREFERRED SECURITIES

On September 7, 2000, Rurban Statutory Trust 1 ("RST"), a wholly owned subsidiary of the Corporation closed a pooled private offering of 10,000 Trust Preferred Securities with a liquidation amount of $1,000 per security. The proceeds of the offering were loaned to the Corporation in exchange for junior subordinated debentures with terms similar to the Trust Preferred Securities. The sole assets of RST are the junior subordinated debentures of the Corporation and payments thereunder. The junior subordinated debentures and the back-up obligations, in the aggregate, constitute a full and unconditional guarantee by the Corporation of the obligations of RST under the Trust Preferred Securities. Distributions on the Trust Preferred Securities are payable semi-annually at the annual rate of 10.6% and are included in interest expense in the consolidated financial statements. These securities are considered Tier 1 capital (with certain limitations applicable) under current regulatory guidelines. As of March 31, 2002, December 31, 2001 and March 31, 2001, the outstanding principal balance of the Trust Preferred Securities was $10,000,000. Certain costs associated with the issuance of the Trust Preferred Securities have been capitalized and are included in other assets in the condensed consolidated balance sheets. Such costs are reported as an adjustment to interest expense over the term of the Trust Preferred Securities.

The junior subordinated debentures are subject to mandatory redemption, in whole or in part, upon repayment of the Trust Preferred Securities at maturity or their earlier redemption at the liquidation amount. Subject to the Corporation having received prior approval of the Federal Reserve, if then required, the Trust Preferred Securities are redeemable prior to the maturity date of September 7, 2030, at the option of the Corporation; on or after September 7, 2020 at par; or on or after September 7, 2010 at a premium, or upon occurrence of specific events defined within the trust indenture. The Corporation has the option to defer distributions on the Trust Preferred Securities from time to time for a period not to exceed 10 consecutive semi-annual periods.


NOTE F - OTHER BORROWED FUNDS

The Corporation had a line of credit from The Northern Trust Company for up to $15,000,000 at March 31, 2002. The line of credit is unsecured and requires monthly interest payments with full principal payment at maturity on April 28, 2002. The interest rate is variable based on the current federal funds rate and adjusts daily. The line of credit had an outstanding balance of $7,000,000 and $-0- at March 31, 2002 and 2001. The line of credit agreement contains various covenants with which the Corporation must comply. The Corporation was in violation of several covenants at March 31, 2002. As of April 19, 2002, the maximum amount of the line of credit was reduced to $7,000,000, the then outstanding balance. The line of credit is currently past its stated maturity. Northern Trust has indicated that they will not extend the line of credit for an additional year. However, management is in the process of attempting to negotiate a 90 day extension of the maturity of this line of credit and addressing the covenant violations. The lender has indicated that the pledging of the outstanding stock of each of the Corporation's subsidiaries will be a requirement of such extension.

                                       12
                                  (Continued)

NOTE G - REGULATORY MATTERS

The Corporation and its subsidiary banks are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings, and other factors, and the regulators can lower the classification in certain cases. Failure to meet various capital requirements can initiate regulatory action that could have a direct material effect on the condensed consolidated financial statements.

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

At March 31, 2002, actual capital levels (in millions) and minimum required levels were:

                                                                                                Minimum Required
                                                                     Minimum Required        To Be Well Capitalized
                                                                        For Capital          Under Prompt Corrective
                                                Actual               Adequacy Purposes         Action Resolutions
                                                ------               -----------------         ------------------
                                          Amount      Ratio          Amount      Ratio         Amount     Ratio
                                          ------      -----          ------      -----         ------     -----
Total capital (to risk weighted assets)
     Consolidated                         $  64.7    10.0%           $ 51.8      8.0%          $ 64.7     10.0%
     State Bank                              39.9    10.2              31.2      8.0             39.2     10.0
     RFCBC                                   26.1    10.3              20.3      8.0             25.3     10.0
Tier 1 capital (to risk weighted assets)
     Consolidated                            56.5     8.7              25.9      4.0             38.8      6.0
     State Bank                              34.3     8.7              15.7      4.0             23.5      6.0
     RFCBC                                   22.9     9.1              10.1      4.0             15.2      6.0
Tier 1 capital (to average assets)
     Consolidated                            56.5     7.3              40.0      4.0             38.7      5.0
     State Bank                              34.3     6.8              20.3      4.0             25.4      5.0
     RFCBC                                   22.9     7.5              12.2      4.0             15.3      5.0


The Corporation, State Bank and RFCBC were categorized as well capitalized at March 31, 2002.

                                       13
                                  (Continued)

NOTE H - CONTINGENT LIABILITIES

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


NOTE I - NEW ACCOUNTING PRONOUNCEMENTS

On January 1, 2002, the Corporation adopted a new accounting standard which addresses accounting for goodwill and intangible assets arising from business combinations. Identifiable intangible assets must be separated from goodwill. Identifiable intangible assets with finite useful lives will be amortized under the new standard, whereas goodwill, both amounts previously recorded and future amounts purchased, will cease being amortized. Annual impairment testing will be required for goodwill with impairment being recorded if the carrying amount of goodwill exceeds its implied fair value. Adoption of this standard on January 1, 2002 did not have a material effect on the Corporation's consolidated financial position or results of operations.

In August 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations" which will be adopted by the Company on January 1, 2003. The new accounting standard addresses accounting for obligations associated with the retirement of tangible, long-lived assets and requires a liability to be recognized for the fair value of any such obligations. Adoption of this standard on January 1, 2003 is not expected to have a material effect on the Corporation's consolidation financial position or results of operations.

On January 1, 2002, the Corporation adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This new accounting standard establishes more restrictive requirements for the classification of assets as "held for sale" and also expands the types of dispositions that are to be accounted for as discontinued operations. Adoption of this standard on January 1, 2002 did not have a material effect on the Corporation's consolidated financial position or results of operations.


NOTE J - SEGMENT INFORMATION

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

                                       14
                                  (Continued)

As of and for the three months ended March 31, 2002

                                                           Data                           Total         Intersegment   Consolidated
                                            Banking     Processing      Other           Segments         Elimination      Totals
                                         ------------------------------------------------------------------------------------------
Income statement information:
----------------------------
  Net interest income (expense)          $ 6,380,509    $  (22,367)   $ (163,071)      $ 6,195,071       $         -    $ 6,195,071

  Noninterest income - external
    customers                                897,300     1,738,864       762,222         3,398,386                 -      3,398,386

  Noninterest income - other segments              -       412,292       991,057         1,403,349        (1,403,349)            -
                                         -----------    ----------    ----------       -----------       -----------     ----------
    Total revenue                          7,277,809     2,128,789     1,590,208        10,996,806        (1,403,349)     9,593,457

  Noninterest expense                      4,682,143     1,514,664     2,396,884         8,593,691        (1,403,349)     7,190,342

  Significant non-cash items:
    Depreciation and
      amortization                           295,975       237,466        46,130           579,571          --              579,571
    Provision for loan losses             (2,132,000)            -             -        (2,132,000)         --           (2,132,000)

  Income tax expense (benefit)               130,224       208,794      (274,452)           64,566          --               64,566

  Segment profit (loss)                      333,443       405,330      (532,224)          206,549          --              206,549

  Balance sheet information:
-----------------------------
  Total assets                           869,265,038     6,099,825     8,654,810       884,019,673       (73,313,878)   810,705,795

  Goodwill and intangibles                 3,186,712      --            --               3,186,712          --            3,186,712

  Premises and equipment
    expenditures, net                        259,847       643,142       (20,458)          882,531          --              882,531

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

QUARTERLY RESULTS

Net income for the quarter was $0.21 million, or $0.05 per diluted share, versus net income of $1.6 million, or $0.35 per diluted share, for first quarter 2001.

Net interest income declined $455,946 (7%) to $6,195,071 for the three months ended March 31, 2002 compared to $6,651,017 for the first quarter of 2001. The 4.75% reduction in the prime lending rate during 2001 and its impact on the company's asset sensitive balance sheet was the primary reason for the decline. The company's balance sheet is positioned to benefit from a rising rate environment.

Noninterest income increased $160,000 to $3.4 million in the first quarter of 2002. The growth in noninterest income was primarily due to a $252,000 increase in data processing fees from the Company's bank data processing subsidiary, Rurbanc Data Services, Inc. ("RDSI"), a $143,000 increase in deposit service fees due largely to a new product introduction during the second quarter of 2001, offset by a $131,000 decrease in gains and losses on sale of loans and securities.

                                                                 Three Months Ended
                                                                      March 31,
                                                                      ---------
                                                      2002          2001        $Change   %Change
                                                     ---------------------------------------------
                                                      (dollars in millions except per share data)
           Total Assets                                 $811        $708         $103          15%
           Total Loans (Net)                             628         571           57          10%
           Total Deposits                                668         585           83          14%

           Total Revenue                                $9.6        $9.9        -$0.3          -3%
           Net Interest Income                           6.2         6.7         -0.5          -7%
           Noninterest Income                            3.4         3.2          0.2          +5%
           Loan Loss Provision                           2.1        .525        1.575         300%

           Noninterest Expense                           7.2         7.0          0.2          +2%
           Net Income                                    0.2         1.6         -1.4         -88%
           Basic Earnings per Share                     0.05        0.35         -.30         -86%
           Diluted Earnings per Share                   0.05        0.35         -.30         -86%

TOTAL REVENUE

                                                                  Three Months Ended
                                                                      March 31,
                                                                      ---------
                                                     2002          2001      $Change     %Change
                                                     ---------------------------------------------
                                                              (dollars in thousands)
           Total Revenue                              $9,593      $9,889        -$296          -3%


Total revenue (net interest income plus noninterest income) was $9.6 million for the first quarter of 2002 compared to $9.9 million for the first quarter of 2001, down $0.3 million, or 3%.

NET INTEREST INCOME

                                                               Three Months Ended
                                                                    March 31,
                                                                    ---------
                                                       2002        2001       $Change     %Change
                                                 --------------------------------------------------
                                                              (dollars in thousands)
           Net Interest Income                        $6,195       $6,651       -$456          -7%


Net interest income for the first quarter was $6.2 million compared to $6.7 million for the first quarter of 2001. The net interest margin for the first quarter of 2002 was 3.30% compared to 3.93% for the first quarter of 2001. The 63 basis point decline in the net interest margin was largely due to a 198 basis point decrease in the yield on earning assets from 8.76% to 6.78% which was partially offset by a 165 basis point decrease in the company's cost of funds.

The Rurban banks have long maintained a discipline of avoiding long term mismatches of the maturities of earning assets and interest-bearing liabilities. During 2001 and the first quarter 2002, that discipline was not rewarded as the prime rate declined by 4.75% from 9.5% to 4.75% in 2001. This unprecedented steep decline in the prime rate compressed the net interest margin as the decline in interest income on loans exceeded the pace of the decline in funding costs.

NONINTEREST INCOME

                                                               Three Months Ended
                                                                    March 31,
                                                                    ---------
                                                       2002        2001       $Change       %Change
                                                      ---------------------------------------------
                                                              (dollars in thousands)
            Total Noninterest Income                  $3,398      $3,238         $160          +5%
            - Data Processing Fees                     1,739       1,487          252         +17%
            - Deposit Service Fees                       608         465          143         +31%
            - Loan servicing Fees                        106         168          -62         -37%
            - Gains on Sale of Loans                     130         180          -50         -28%
            - Loss on Sale of Securities                 -81           0          -81            -

Noninterest income for the first quarter of 2002 increased to $3.4 million from $3.2 million a year ago, a 5% increase.

For the first quarter of 2002 and 2001, noninterest income represented 35% and 33% respectively, of total revenue.

LOAN LOSS PROVISION

The provision for loan losses of $2,132,000 for the first quarter of 2002 increased $1,607,000 (306%) compared to the first three months of 2001 due to an increased level of past due, nonperforming and impaired loans. Additionally, a review by management of the repayment capacity and collateral levels for one borrower relationship led to increased allowance allocations of approximately $1,500,000.

The allowance for loan loss increased $3.4 million from December 31, 2001 to $12.6 million at March 31, 2002. That increase was the result of a $1.4 million allowance for loan losses established for loans of the former Oakwood Deposit Bank acquired from the FDIC and the $1,973,000 excess of loan loss provision ($2,132,000) over 1st quarter net chargeoffs ($159,000).

NONINTEREST EXPENSE

                                                                   Three Months Ended
                                                                        March 31,
                                                                        ---------
                                                            2002      2001        $Change      %Change
                                                            ------------------------------------------
                                                                       (dollars in thousands)
          Total Noninterest Expense                        $7,190     $7,021        $169         +2%

          - Salaries & Employee Benefits                    3,868      3,961         -93         -2%
          - All Other                                       3,322      3,060         262         +9%

Noninterest expense for the first quarter of 2002 was $7.2 million, up 2% from $7.0 million a year ago.

The noninterest expense increase was $169,000 (2%). Salaries and Employee Benefits declined 2% while noninterest expense other than salaries and benefits increased $262,000 (9%).

LINKED QUARTER COMPARISON

A comparison of financial results for the quarter ended March 31, 2002 to the previous quarter ended December 31, 2001 follows: (Dollars in millions, except per share data)

                                                                         Linked Quarter
                                              Three Months Ended         --------------           Annualized
                                           03/31/02      12/31/01      $Change       %Change       %Change
                                           --------      --------      -------       -------       -------
Total Assets                                 $811           $746          $65          +9%          +35%
Total Loans (Net)                             628            591           37          +6%          +25%
Total Deposits                                668            611           57          +9%          +38%

Total Revenue                                $9.6          $10.0        -$0.4          -4%            -
Net Interest Income                           6.2            6.2           --          --             -
Noninterest Income                            3.4            3.8         -0.4         -11%            -
Loan Loss Provision                           2.1            5.6         -3.5         -63%            -
Noninterest Expense                           7.2            7.2           --          --             -
Net Income                                   0.21           -1.8          2.0        +111%            -
Basic Earnings Per Share                     0.05          -0.39         0.44        +113%            -
Diluted Earnings Per Share                   0.05          -0.39         0.44        +113%            -

On a linked quarter basis, loans grew $37 million or 6% and deposits $57 million or 9%, primarily as a result of the acquisition of Oakwood. Total revenue was down 4% as net interest income was flat while noninterest income declined 11%.

TOTAL REVENUE

                                                                   Three Months Ended

                                                      03/31/02   12/31/01      $Change     %Change
                                                      --------------------------------------------
                                                              (dollars in thousands)
           Total Revenue                              $9,593     $10,023         -$430       -4%


Total revenue (net interest income plus noninterest income) was $9.6 million for the first quarter of 2002 compared to $10.0 million for the fourth quarter of 2001, down $430,000, or 4%.

NET INTEREST INCOME

                                                                   Three Months Ended

                                                      03/31/02    12/31/01    $Change    %Change
                                                      ------------------------------------------
                                                              (dollars in thousands)
           Net Interest Income                        $6,195      $6,226       -$31         --


Net interest income for the first quarter was $6.2 million compared to $6.2 million for the fourth quarter of 2001. Net interest income from the Oakwood acquisition was $330,000. However, that increase was offset by a decline in net interest margin. The net interest margin for the first quarter of 2002 was 3.30% compared to 3.57% for the previous quarter. The 27 basis point linked quarter decline in the net interest margin was largely due to a 81 basis point decline in the yield on earning assets from 7.59% to 6.78% which was not fully offset by a 52 basis point decline in the Company's cost of funds. This margin contraction amounted to approximately $400,000 and was primarily the result of the loss of interest income on loans placed on non-accrual or charged-off at December 31.

NONINTEREST INCOME

                                                                       Three Months Ended

                                                           03/31/02  12/31/01     $Change      %Change
                                                           -------------------------------------------
                                                                   (dollars in thousands)
            Total Noninterest Income                        $3,398     $3,797      -$399         -11%

            - Data Processing Fees                           1,739      1,615        124          +8%
            - Deposit Service Fees                             608        707        -99         -14%
            - Gains on Sale of Loans                           130        220        -90         -41%
            - Gain (Loss) on Sale of Securities                -81        294       -375            -


Noninterest income for the first quarter of 2002 decreased to $3.4 million from $3.8 million in the fourth quarter of 2001, an 11% decrease.

LOAN LOSS PROVISION

The provision for loan losses of $2,132,000 for the first quarter of 2002 decreased $3.5 million (63%) compared to the fourth quarter of 2001.

NONINTEREST EXPENSE

                                                                      Three Months Ended

                                                          03/31/02   12/31/01     $Change      %Change
                                                          --------------------------------------------
                                                                   (dollars in thousands)
         Total Noninterest Expense                         $7,190      $7,186         $4           --

         - Salaries & Employee Benefits                     3,868       3,739        129          +3%
         - All Other                                        3,322       3,447       -125          -4%

Noninterest expense for the first quarter of 2002 was $7.2 million, flat compared to the linked quarter.

Salaries and Employee Benefits increased $129,000 or 3% while noninterest expense other than salaries and benefits declined $125,000 or 4%.

LOANS

                                                           Period Ended
                                 % of                   % of           Inc               % of          Inc       %
                        03/31/02 Total        12/31/01  Total         (Dec)     03/31/01 Total        (Dec)   Inc/(Dec)
                        -----------------------------------------------------------------------------------------------
                                                    (dollars in millions)
                        -----------------------------------------------------------------------------------------------
Commercial                $404    63%           $388    65%            $15        $369    64%          $35       9%
Residential                126    20%            107    18%             19         105    18%           21      20%
Consumer                   111    17%            105    17%              6         105    18%            6       6%
                         -----                 -----                 -----       -----               -----
Total Loans                641                   600                    40         579                  62      11%


Loan growth of $40 million in the first quarter was primarily due to the $20 million of loans from the Oakwood acquisition.

Commercial loan growth for the year was 9%. Residential growth was 20% and consumer loans 6% when compared to a year ago. At March 31, 2002, commercial, residential and consumer loans represented 63%, 20% and 17% respectively, of total loans, compared to 64%, 18% and 18%, respectively, at March 31, 2001.

ASSET QUALITY

                                                                                    Period Ended
                                                                                    ------------
                                                         03/31/02     12/31/01         Change        03/31/01        Change
                                                     ----------------------------------------------------------------------
                                                                                 (dollars in millions)
                                                     ----------------------------------------------------------------------
Non-performing loans                                      $16.6         $14.7           $1.9           $4.8          $11.8
Non-performing assets                                      16.9          15.0            1.9            5.4           11.5
Nonperforming assets/ loan plus OREO                      2.63%         2.49%           .14%           .86%          1.77%
Nonperforming assets/ total assets                        2.08%         2.00%           .08%           .71%          1.37%
Net chargeoffs                                             .159           6.7             -            .078           .081
Net chargeoffs/ total loans (annualized)                   .10%         1.12%             -            .05%            .05
Loan loss provision                                         2.1           8.7             -            .525            1.6
Allowance for loan loss - $                                12.6           9.2           +3.4            7.7           +4.9
Allowance for loan loss - %                               1.97%         1.54%           .43%          1.31%           .66%
Allowance/nonperforming loans                               76%           63%            13%           158%           -82%
Allowance/nonperforming assets                              75%           62%            13%           152%           -77%


Non-performing assets at March 31, 2002 were $16.9 million or 2.1% of total assets, versus $15.0 million, or 2.0% at December 31, 2001 and $5.4 million or 0.71% at March 31, 2001.

Net chargeoffs for the first quarter of 2002 were $159,000 compared to $6.7 million for the year ended December 31, 2001 and $78,000 in the 1st quarter of 2001.

The allowance for loan losses at March 31, 2002 was $12.6 million or 1.97% of loans compared to $9.2 million or 1.54% at December 31, 2001 and $7.7 million or 1.31% at March 31, 2001.

The ratio of the allowance for loan losses to nonperforming loans was 76% at March 31, 2002 compared to 63% at December 31, 2001 and 158% at March 31, 2001.

LIQUIDITY

Liquidity relates primarily to the Corporation's ability to fund loan demand, meet deposit customers' withdrawal requirements and provide for operating expenses. Assets used to satisfy these needs consist of cash, federal funds sold, interest-earning deposits in other financial institutions, securities available-for-sale and loans held for sale. These assets are commonly referred to as liquid assets. Liquid assets were $151 million at March 31, 2002, compared to $130 million at December 31, 2001. Management recognizes securities may need to be sold in the future to help fund loan demand and, accordingly, as of March 31, 2002, the entire securities portfolio of $119 million was classified as available for sale. Significant additional off balance sheet liquidity is available in the form of FHLB advances, unused federal funds lines from correspondent banks, and the national certificate of deposit market. Also, refer to Note F relative to renegotiating the extension of the Corporation's line of credit.

CAPITAL RESOURCES

Stockholders' equity at March 31, 2002 decreased to $50.1 million or 6.40% of average total assets. The Company and each of its banking subsidiaries meet all "well-capitalized" regulatory capital benchmarks at March 31, 2002.

RURBANC DATA SERVICES, INC. ("RDSI")

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

                                                  Three Months Ended
                                                      March 31,
                                                      ---------
                                  2002            2001      $Increase     %Increase
                                ---------------------------------------------------
                                                  (dollars in thousands)
Data Processing Fees             $1,739          $1,487       $252           17%


2002 GOALS

-    Asset quality protection.

-    Reduction of nonperforming loans.

- Expansion of the net interest margin in an anticipated rising rate environment.

- Continued growth in noninterest income. Continued focus on customer relationship management.

-    Completion of the centralization of operations functions.

CHANGES IN EXECUTIVE MANAGEMENT

Subsequent to March 31, 2002, Rurban accepted the resignations of its President and CEO, Thomas C. Williams and two senior executives, the President and CEO of State Bank and Trust Company and the Senior Vice President/Senior Credit Officer of Rurban.

On May 9, the Rurban board of directors and its chairman, Steven VanDemark announced that Richard Burrows had accepted the position of Interim President and CEO of Rurban. Mr. Burrows is a graduate of The University of Michigan Law School. He has over 40 years banking experience. Mr. Burrows previously served as the President and Chief Executive Officer of Rurban and The State Bank and Trust Company from 1985 to 1995. Mr. Burrows prior service with the Company extended for approximately 20 years, most recently serving on the Boards of Directors of both Rurban and The State Bank and Trust Company until May 2001.

Mr. Burrows will provide the necessary leadership to guide the Company during the transition period. The appointment of Mr. Burrows will also allow the Board of Directors the necessary time to conduct a comprehensive search for Mr. Williams' replacement. A search committee has been established which has immediately commenced the search for a CEO.

Robert W. Constien was named President and CEO of The State Bank and Trust Company. Mr. Constien is a veteran member of senior management serving in the role of Senior Executive Vice President of Rurban and CEO of Reliance Financial Services.

John Matey was named Senior Credit Administrator for Rurban Financial Corp. John has been a member of Rurban's Credit Administration Team for the past four years. His prior experience includes 13 years in banking and four years working with the Office of Thrift Supervision.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Corporation's quantitative and qualitative market risks since December 31, 2001. The following table compares rate sensitive assets and liabilities as of March 31, 2002 to December 31, 2001.

Principal/notational amount maturing in:
(Dollars in thousands)

                                                      First               Years
                                                      Year               2 to 5           Thereafter          Total
                                                      ----               ------           ----------          -----
Comparison of 3/31/02 to 12/31/01
Total rate sensitive assets:
   At March 31, 2002                               $    317,151       $    306,293      $    137,939     $    761,383
   At December 31, 2001                                 304,536            297,113           103,614          705,263
                                                   ------------       ------------      ------------     ------------
   Increase                                        $     12,615       $      9,180      $     34,325     $     56,120
                                                   ============       ============      ============     ============
Total rate sensitive liabilities:
   At March 31, 2002                               $    406,897       $    204,478      $    126,000     $    737,375
   At December 31, 2001                                 371,811            199,079           119,095          689,985
                                                   ------------       ------------      ------------     ------------
   Increase                                        $     35,086       $      5,399      $      6,905     $     47,390
                                                   ============       ============      ============     ============

Total rate sensitive assets increased approximately $56.1 million for the three months ended March 31, 2002 due primarily to the acquisition of the failed Oakwood Deposit Bank in February from the FDIC. At quarter end, securities acquired from Oakwood totaled approximately $16.0 million. These securities are being evaluated for consistency with the Corporation's investing strategy and, as a result, may be sold. First year maturities include $14.8 million in investments scheduled to be sold. Actual maturity of these investments would be greater than five years.

Rate sensitive assets greater than five years increased $34.3 million due primarily to the Oakwood acquisition and an $11 million increase in originated adjustable rate loans. Oakwood loans maturing greater than five years include $5.6 million in adjustable rate loans and $15.7 million fixed rate loans.

Total rate sensitive liabilities increased approximately $47.4 million for the three months ended March 31, 2002 due primarily to $43.6 million in deposits from Oakwood and reductions in federal funds sold and FHLB advances of $7.9 million and $1.9 million, respectively. The majority of Oakwood certificates of deposit mature within one year, accounting for $34.6 million of the $35.1 million increase in rate sensitive liabilities within year one.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

   Not applicable

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

   Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

   Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   Not Applicable

ITEM 5. OTHER INFORMATION

   Not applicable

ITEM 6. REPORTS ON FORM 8-K

    A Form 8-K was filed on February 15, 2002 to report the February 2, 2002 assumption of insured deposit accounts of the Oakwood Deposit Bank in Oakwood, OH from the FDIC.

    A Form 8-K was filed on April 2, 2002 to report the revision of the Company's fourth quarter and year-end earnings releases and its intent to request an extension of the deadline to file its 2001 Annual Report on Form 10-K with the Securities and Exchange Commission.

    A Form 8-K was filed on May 1, 2002 to report the resignation of Thomas C. Williams as the Corporation's President and Chief Executive Officer and to report the appointment of Richard C. Burrows as the Corporation's Interim President and Chief Executive Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

RURBAN FINANCIAL CORP.


Date   May 14, 2002                       By      /S/ Richard C. Burrows
    ---------------                              ------------------------------
                                                         Richard C. Burrows
                                                         Interim President &
                                                       Chief Executive Officer

                                          By      /S/ Richard C. Warrener
                                                 ------------------------------
                                                         Richard C. Warrener
                                                     Executive Vice President &
                                                       Chief Financial Officer