Form 10-Q
period 2002-06-30
RURBAN FINANCIAL CORP
filed 2002-08-14
CIK 767405

                                    Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2002
                                                 -------------
                                       OR

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

                                 (419) 783-8950
             ------------------------------------------------------
              (Registrant's telephone number, including area code)

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


The number of common shares of Rurban Financial Corp. outstanding was 4,565,721 on August 13, 2002.

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1. FINANCIAL STATEMENTS
----------------------------

The interim condensed consolidated financial statements of Rurban Financial Corp. and Subsidiaries are unaudited; however, the information contained herein reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of financial condition and results of operations for the interim periods presented. All adjustments reflected in these financial statements are of a normal recurring nature in accordance with Rule 10-01 (b)
(8) of Regulation S-X with the exception of the write-down of the Corporation's investment in Worldcom bonds and the provision for loan losses recorded in the second quarter. Results of operations for the six months ended June 30, 2002 are not necessarily indicative of results for the complete year.

RURBAN FINANCIAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                             June 30,         December 31,        June 30,
                                                               2002               2001               2001
                                                           ------------       ------------       ------------
                                                            (Unaudited)          (Note)          (Unaudited)

ASSETS

Cash and due from banks                                    $ 21,902,810       $ 25,342,043       $ 22,018,502
Federal funds sold                                            5,950,000                  -                  -
                                                           ------------       ------------       ------------
   Cash and cash equivalents                                 27,852,810         25,342,043         22,018,502
Interest-earning deposits in other
   financial institutions                                       270,000            260,000            260,000
Securities available for sale                                98,214,037        104,375,551         91,801,206
Loans held for sale, net of valuation
   allowance of $0                                            1,780,835            439,991          3,854,299
Loans, net of allowance for losses of $19,016,725
   at June 30, 2002, $9,238,936 at December 31,
   2001 and $7,655,853 at June 30, 2001                     624,295,651        591,051,994        576,278,758
Accrued interest receivable                                   4,891,489          4,939,741          5,126,726
Premises and equipment, net                                  13,489,540         11,816,557         12,207,918
Other assets                                                 17,486,362          8,276,811          7,007,225
                                                           ------------       ------------       ------------
  Total assets                                             $788,280,724       $746,502,688       $718,554,634
                                                           ============       ============       ============


                                       3
                                   (Continued)

RURBAN FINANCIAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)


                                                                      June 30,           December 31,           June 30,
                                                                        2002                2001                  2001
                                                                   -------------        -------------        -------------
                                                                    (Unaudited)            (Note)              (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
   Deposits
      Noninterest-bearing                                          $  52,876,568        $  52,830,193        $  45,531,575
      Interest-bearing                                               593,453,869          558,029,616          553,260,624
                                                                   -------------        -------------        -------------
         Total deposits                                              646,330,437          610,859,809          598,792,199
   Federal funds purchased                                                     -           14,850,000                    -
   Advances from Federal Home Loan Bank (FHLB)                        57,350,000           54,275,069           51,421,742
   Trust preferred securities                                         10,000,000           10,000,000           10,000,000
   Other borrowed funds                                                7,000,000                    -                    -
   Accrued interest payable                                            2,997,021            3,630,623            4,175,779
   Accounts payable - FDIC                                            19,706,024                    -                    -
   Other liabilities                                                   2,090,060            2,057,855            1,596,858
                                                                   -------------        -------------        -------------
         Total liabilities                                           745,473,542          695,673,356          665,986,578

Shareholders' equity
   Common stock, stated value $2.50 per share;
      shares authorized: 10,000,000;
      shares issued: 4,575,702;
      shares outstanding: 4,565,721 at June 30, 2002,
      4,564,513 at December 31, 2001 and 4,347,238
      at June 30, 2001                                                11,439,255           11,439,255           11,439,255
   Additional paid-in capital                                         11,009,733           11,013,284           11,113,340
   Retained earnings                                                  19,888,360           28,499,026           33,122,275
   Accumulated other comprehensive income,
      net of tax of $615,695 at June 30,  2002, $371,863
      at December 31, 2001 and $502,024 at June 30, 2001               1,195,173              721,851              974,517
   Unearned ESOP shares                                                 (410,325)            (512,146)            (611,630)
   Treasury stock, shares at cost: June 30, 2002 - 9,981,
      December 31, 2001 - 11,189 and June 30, 2001 - 228,464            (315,014)            (331,938)          (3,469,701)
                                                                   -------------        -------------        -------------
         Total shareholders' equity                                   42,807,182           50,829,332           52,568,056
                                                                   -------------        -------------        -------------

            Total liabilities and shareholders' equity             $ 788,280,724        $ 746,502,688        $ 718,554,634
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

RURBAN FINANCIAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                                       Three Months Ended
                                                                            June 30,
                                                                 --------------------------------
                                                                     2002                2001
Interest income
   Interest and fees on loans                                    $ 11,303,047        $ 12,975,085
   Interest and dividends on securities
      Taxable                                                       1,256,627           1,325,764
      Tax-exempt                                                       59,375             136,770
   Other                                                               25,181              69,842
                                                                 ------------        ------------
      Total interest income                                        12,644,230          14,507,461

Interest expense
   Deposits                                                         5,124,762           6,901,139
   Borrowings                                                       1,200,495           1,054,639
                                                                 ------------        ------------
      Total interest expense                                        6,325,257           7,955,778
                                                                 ------------        ------------

Net interest income                                                 6,318,973           6,551,683
   Provision for loan losses                                       11,852,000           1,458,000
                                                                 ------------        ------------

Net interest income (loss) after provision for loan losses         (5,533,027)          5,093,683

Noninterest income
   Service charges on deposit accounts                                672,747             668,148
   Loan servicing fees                                                 94,571             158,380
   Trust fees                                                         656,884             651,628
   Data service fees                                                1,829,902           1,520,591
   Net gain (loss) on securities                                   (1,737,232)             40,503
   Net gain on sales of loans                                          54,118             184,619
   Other income                                                       143,945             192,750
                                                                 ------------        ------------
      Total noninterest income                                      1,714,935           3,416,619

Noninterest expense
   Salaries and employee benefits                                   3,894,342           3,870,576
   Net occupancy expense of premises                                  334,893             297,503
   Equipment rentals, depreciation and maintenance                    966,455             848,205
   Other expenses                                                   2,570,179           1,850,239
                                                                 ------------        ------------
      Total noninterest expense                                     7,765,869           6,866,523
                                                                 ------------        ------------

Income (loss) before income tax expense (benefit)                 (11,583,961)          1,643,779
   Income tax expense (benefit)                                    (3,953,676)            522,662
                                                                 ------------        ------------
Net income (loss)                                                $ (7,630,285)       $  1,121,117
                                                                 ============        ============

Basic and diluted earnings (loss) per common share               $      (1.68)       $       0.25
                                                                 ============        ============

Dividends declared per common share                              $       0.13        $      0.114
                                                                 ============        ============

See notes to condensed consolidated financial statements (unaudited)

RURBAN FINANCIAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                                         Six Months Ended
                                                                             June 30,
                                                                  --------------------------------
                                                                      2002                2001
Interest income
   Interest and fees on loans                                     $ 22,587,172        $ 26,303,153
   Interest and dividends on securities
      Taxable                                                        2,657,512           2,667,312
      Tax-exempt                                                       113,663             293,346
   Other                                                                38,586              84,136
                                                                  ------------        ------------
      Total interest income                                         25,396,933          29,347,947

Interest expense
   Deposits                                                         10,579,230          13,860,650
   Borrowings                                                        2,303,659           2,284,597
                                                                  ------------        ------------
      Total interest expense                                        12,882,889          16,145,247
                                                                  ------------        ------------

Net interest income                                                 12,514,044          13,202,700
   Provision for loan losses                                        13,984,000           1,983,000
                                                                  ------------        ------------

 Net interest income (loss) after provision for loan losses         (1,469,956)         11,219,700

Noninterest income
   Service charges on deposit accounts                               1,281,010           1,133,293
   Loan servicing fees                                                 200,185             326,046
   Trust fees                                                        1,369,766           1,377,429
   Data service fees                                                 3,568,766           3,007,365
   Net gain (loss) on securities                                    (1,817,938)             40,503
   Net gain on sales of loans                                          183,806             364,653
   Other income                                                        327,726             405,287
                                                                  ------------        ------------
      Total noninterest income                                       5,113,321           6,654,576

Noninterest expense
   Salaries and employee benefits                                    7,762,032           7,831,758
   Net occupancy expense of premises                                   641,824             604,277
   Equipment rentals, depreciation and maintenance                   1,848,986           1,763,553
   Other expenses                                                    4,703,369           3,687,947
                                                                  ------------        ------------
      Total noninterest expense                                     14,956,211          13,887,535
                                                                  ------------        ------------

Income (loss) before income tax expense (benefit)                  (11,312,846)          3,986,741
   Income tax expense (benefit)                                     (3,889,110)          1,271,373
                                                                  ------------        ------------
Net income (loss)                                                 $ (7,423,736)       $  2,715,368
                                                                  ============        ============

Basic and diluted earnings (loss) per common share                $      (1.64)       $       0.60
                                                                  ============        ============

Dividends declared per common share                               $       0.26        $       0.23
                                                                  ============        ============


See notes to condensed consolidated financial statements (unaudited)

RURBAN FINANCIAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)

                                                  Three Months        Three Months         Six Months          Six Months
                                                     Ended               Ended               Ended               Ended
                                                  June 30, 2002       June 30, 2001       June 30, 2002       June 30, 2001
                                                     Total               Total               Total               Total
                                                  Shareholders'       Shareholders'       Shareholders'       Shareholders'
                                                     Equity              Equity              Equity              Equity
                                                  ------------        ------------        ------------        ------------

Balance at beginning of period                    $ 50,146,123        $ 52,057,588        $ 50,829,332        $ 50,140,186

Net Income (loss)                                   (7,630,285)          1,121,117          (7,423,736)          2,715,368

Other comprehensive income (loss):
   Net change in unrealized gains (losses)
      on securities available for sale, net            820,931            (159,475)            473,322             646,027
                                                  ------------        ------------        ------------        ------------
Total comprehensive income (loss)                   (6,809,354)            961,642          (6,950,414)          3,361,395

Cash dividends declared                               (593,544)           (521,668)         (1,186,930)         (1,043,337)

Proceeds from sale of 1,208 shares of
   treasury stock                                       13,373                   -              13,373                   -

Paydown of ESOP loan                                    50,584              70,494             101,821             109,812
                                                  ------------        ------------        ------------        ------------

Balance at end of period                          $ 42,807,182        $ 52,568,056        $ 42,807,182        $ 52,568,056
                                                  ============        ============        ============        ============


See notes to condensed consolidated financial statements (unaudited)

RURBAN FINANCIAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                               Six Months Ended
                                                                                  June 30,
                                                                      ---------------------------------
                                                                            2002               2001

Cash Flows From Operating Activities:
   Cash received from customers - fees and commissions                 $  6,747,453        $  6,233,117
   Cash paid to suppliers and employees                                 (15,150,512)        (13,659,218)
   Loans originated for sale                                             (6,109,603)        (14,676,171)
   Proceeds from sales of loans held for sale                             4,952,565          12,353,241
   Interest received                                                     25,445,185          29,937,269
   Interest paid                                                        (13,516,491)        (16,582,641)
   Income taxes paid                                                              -          (3,797,000)
                                                                       ------------        ------------
         Net cash from operating activities                               2,368,597            (191,403)

Cash Flows From Investing Activities:
   Net change in interest-earning deposits in other
     financial institutions                                                 (10,000)           (150,000)
   Proceeds from principal repayments, maturities and
      calls of securities available for sale                             25,719,522          17,264,934
   Proceeds from sales of securities available for sale                  32,935,249           6,658,567
   Purchase of securities available for sale                            (35,322,699)        (25,800,417)
   Net change in loans                                                  (16,916,182)         (9,030,847)
   Recoveries on loan charge-offs                                           495,024             190,344
   Premises and equipment expenditures, net                              (2,500,866)         (2,318,653)
   Cash received for net liabilities assumed in Oakwood acquisition      58,594,150                   -
                                                                       ------------        ------------
         Net cash from investing activities                              62,994,198         (13,186,072)

Cash Flows From Financing Activities:
   Net change in deposits                                               (56,310,015)         32,471,438
   Net change in federal funds purchased                                (14,850,000)        (13,200,000)
   Proceeds from FHLB advances                                            5,000,000          13,500,000
   Repayments of FHLB advances                                           (1,925,069)        (14,242,172)
   Net change in other borrowed funds                                     7,000,000                   -
   Cash dividends paid                                                   (1,780,317)         (1,565,006)
   Proceeds from sale of 1,208 shares of treasury stock                      13,373                   -
                                                                       ------------        ------------
         Net cash from financing activities                             (62,852,028)         16,964,260
                                                                       ------------        ------------

Net increase in cash and cash equivalents                                 2,510,767           3,586,785

Cash and cash equivalents at beginning of period                         25,342,043          18,431,717
                                                                       ------------        ------------

Cash and cash equivalents at end of period                             $ 27,852,810        $ 22,018,502
                                                                       ============        ============

                                  (Continued)

RURBAN FINANCIAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                             Six Months Ended
                                                                                 June 30,
                                                                     --------------------------------
                                                                         2002                2001

Reconciliation Of Net Income (Loss) To Net
   Cash From Operating Activities
   Net Income (Loss)                                                 $ (7,423,736)       $  2,715,368
   Adjustments to reconcile net income (loss) to net cash from operating activities:
         Depreciation                                                   1,031,781           1,029,787
         Amortization of intangible assets                                102,806              71,965
         Provision for loan losses                                     13,984,000           1,983,000
         Net (gain) loss on securities                                  1,817,938             (40,503)
         Loans originated for sale                                     (6,109,603)        (14,676,171)
         Proceeds from sales of loans held for sale                     4,952,565          12,353,241
         Net gain on sale of loans                                       (183,806)           (364,653)
         Net gain on sale of fixed assets                                   2,318             (16,303)
         Paydown of ESOP loan                                             101,821             109,812
         Change in accrued interest receivable                            749,509             589,322
         Change in other assets                                        (6,461,749)           (938,410)
         Change in accrued interest payable                              (820,839)           (437,394)
         Change in other liabilities                                      625,592          (2,570,464)
                                                                     ------------        ------------
               Net cash from operating activities                    $  2,368,597        $   (191,403)
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

NOTE B--EARNINGS PER SHARE

Earnings per share have been computed based on the weighted average number of shares outstanding during the periods presented. The number of shares used in the computation of basic and diluted earnings per share was:


                                                        Three Months Ended                    Six Months Ended
                                                             June 30,                             June 30,
                                                             --------                             --------
                                                      2002              2001              2002               2001
                                                      ----              ----              ----               ----
Basic earnings per share                            4,539,853        4,526,397          4,539,078          4,526,397
Diluted earnings per share                          4,539,853        4,529,728          4,539,078          4,531,467

Earnings per share and dividends per share have been restated for the 5% stock dividend paid during the third quarter of 2001.


NOTE C - LOANS, RISK ELEMENTS AND ALLOWANCE FOR LOAN LOSSES

Total loans on the balance sheet are comprised of the following classifications at:

                                                                   June 30,           December 31,
                                                                     2002                 2001
                                                                     ----                 ----

Commercial and agriculture                                    $    413,745,865      $    388,673,339
Real estate mortgage                                               122,308,079           106,353,207
Consumer loans to individuals                                       79,814,670            76,512,215
Lease financing                                                     27,443,762            28,752,169
Allowance for loan losses                                          (19,016,725)           (9,238,936)
                                                              ----------------      ----------------

                                                              $    624,295,651      $    591,051,994
                                                              ================      ================

Loans held for sale                                           $      1,780,835      $        439,991
                                                              ================      ================


                                       10
                                  (Continued)

The following is a summary of the activity in the allowance for loan losses account for the six months ended June 30, 2002 and 2001 and the year ended December 31, 2001.

                                               June 30,        December 31,      June 30,
                                                 2002              2001           2001
                                                 ----              ----           ----

Beginning balance, January 1                 $ 9,238,936       $ 7,214,970     $ 7,214,970
Additions from acquisitions                    1,427,000                --              --
Provision for loan losses                     13,984,000         8,733,000       1,983,000
Recoveries of previous charge-offs               495,024           463,923         190,344
Losses charged to the allowance               (6,128,235)       (7,172,957)     (1,732,461)
                                             -----------       -----------     -----------
     Ending balance                          $19,016,725       $ 9,238,936     $ 7,655,853
                                             ===========       ===========     ============

The following schedule summarizes nonaccrual, past due and impaired loans at:

                                                     June 30,           December 31,
                                                       2002                2001
                                                       ----                ----

Loans accounted for on a nonaccrual basis          $20,453,000(1)       $12,557,000(1)

Accruing loans which are contractually
  past due 90 days or more as to interest or
  principal payments                                 1,005,000            2,131,000
                                                   -----------          -----------

     Total non-performing loans                    $21,458,000(1)       $14,688,000(1)
                                                   ===========          ===========

(1)  Includes loans defined as impaired.

Individual loans determined to be impaired were as follows:

                                                               June 30,         December 31,
                                                                 2002               2001
                                                                 ----               ----

Loans with no allowance for loan losses allocated             $ 3,808,000       $ 1,937,000
Loans with allowance for loan losses allocated                 13,867,000         9,134,000
                                                              -----------       -----------
    Total impaired loans                                      $17,675,000       $11,071,000
                                                              ===========       ===========

Amount of allowance allocated to loans
  individually determined to be impaired                      $ 7,060,000       $ 3,647,000
                                                              ===========       ===========


                                       11
                                  (Continued)

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

The acquisition was accounted for as a purchase, and, accordingly, the purchase price has been allocated to the assets purchased and the liabilities assumed based upon the estimated fair values at the date of acquisition. The excess of the purchase price over the fair values of the net tangible assets acquired has been recorded as unidentified intangible assets and core deposit intangible assets totaling $2,344,930 and $708,435, respectively.

Estimated amortization expense follows for the years ended December 31:

         2002                                    $    398,553
         2003                                         378,694
         2004                                         339,866
         2005                                         305,209
         2006                                         273,379

Following are the approximate fair values of assets acquired and liabilities assumed as of the acquisition date.

         Cash and cash equivalents               $  5,236,676
         Federal funds sold                         2,085,000
         Securities available for sale             19,063,676
         Loans, net                                30,806,499
         Unidentified intangible assets             2,344,930
         Core deposit intangible assets               708,435
         Accrued interest receivable                  501,474
         Other assets                                  33,897

         Deposits                                 (93,140,647)
         Accrued interest payable                    (187,237)

At June 30, 2002, the Corporation's subsidiary, State Bank, had an amount payable to the FDIC of approximately $19,706,000 which represents final settlement for assets acquired and which is reported as Accounts Payable - FDIC in the June 30, 2002 condensed consolidated balance sheet. A payment of $18,746,869 was made to the FDIC on July 30, 2002. The remaining balance is subject to further settlement discussions.


                                       12
                                  (Continued)

NOTE E - TRUST PREFERRED SECURITIES

On September 7, 2000, Rurban Statutory Trust 1 ("RST"), a wholly owned subsidiary of the Corporation closed a pooled private offering of 10,000 Trust Preferred Securities with a liquidation amount of $1,000 per security. The proceeds of the offering were loaned to the Corporation in exchange for junior subordinated debentures with terms similar to the Trust Preferred Securities. The sole assets of RST are the junior subordinated debentures of the Corporation and payments thereunder. The junior subordinated debentures and the back-up obligations, in the aggregate, constitute a full and unconditional guarantee by the Corporation of the obligations of RST under the Trust Preferred Securities. Distributions on the Trust Preferred Securities are payable semi-annually at the annual rate of 10.6% and are included in interest expense in the consolidated financial statements. These securities are considered Tier 1 capital (with certain limitations applicable) under current regulatory guidelines. As of June 30, 2002 and 2001 and December 31, 2001, the outstanding principal balance of the Trust Preferred Securities was $10,000,000. Certain costs associated with the issuance of the Trust Preferred Securities have been capitalized and are included in other assets in the condensed consolidated balance sheets. Such costs are reported as an adjustment to interest expense over the term of the Trust Preferred Securities.

The junior subordinated debentures are subject to mandatory redemption, in whole or in part, upon repayment of the Trust Preferred Securities at maturity or their earlier redemption at the liquidation amount. Subject to the Corporation having received prior approval of the Federal Reserve, if then required, the Trust Preferred Securities are redeemable prior to the maturity date of September 7, 2030 at the option of the Corporation on or after September 7, 2020 at par, on or after September 7, 2010 at a premium, or upon the occurrence of specific events defined within the trust indenture. The Corporation has the option to defer distributions on the Trust Preferred Securities from time to time for a period not to exceed 10 consecutive semi-annual periods.

Under the terms of the Written Agreement (see note H and Management's Discussion and Analysis) between the Corporation and its regulators, regulatory approval is required to pay semi-annual dividends. The Corporation has applied for approval to pay the September 7, 2002 dividend.

NOTE F - OTHER BORROWED FUNDS

The Corporation had a line of credit from The Northern Trust Company for up to $15,000,000 at March 31, 2002, which was unsecured and required monthly interest payments with full principal payment at maturity on April 28, 2002. The interest rate is variable and adjusts daily. In the first quarter, $7,000,000 was drawn on this line to provide the capital needed to maintain State Bank's "well capitalized" regulatory classification after the assumption of certain assets and liabilities of the Oakwood Deposit Bank (see note D). The line of credit had an outstanding balance of $7,000,000 at June 30, 2002 and $0 at December 31, 2001 and June 30, 2001. The line of credit agreement contains various covenants with which the Corporation must comply. The Corporation is currently in violation of several covenants. As of April 19, 2002, the maximum amount of the line of credit was reduced to $7,000,000, the then outstanding balance, and secured by the common stock of the Corporation's first tier subsidiaries. The line of credit is currently past its stated maturity. Northern Trust has indicated that they will not extend the line of credit for an additional year. However, management negotiated a 90 day extension of the maturity of this line of credit, which matured on July 31, 2002. Management is negotiating an additional 60 day extension of the



                                       13
                                  (Continued)
maturity of this line of credit. The lender has indicated that the pledging of the outstanding stock of each of the Corporation's first tier subsidiaries will continue to be a requirement of such an extension.

Management is currently negotiating to refinance this line of credit with $10 million in the form of a line of credit or a second trust preferred securities offering. The availability of such securities or lines of credit can have an impact on the Corporation's ability to pay dividends and on the levels and regulatory classifications of capital at the Corporation's subsidiary banks.


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

The prompt corrective action regulations provide five classifications, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If less than well capitalized, regulatory approval is required to accept brokered deposits. RFCBC has applied for permission to issue broker certificates of deposit to replace maturing brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and plans for capital restoration are required. The minimum requirements are:

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

At June 30, 2002, actual capital levels (in millions) and minimum required levels were:

                                                                                                Minimum Required
                                                                     Minimum Required        To Be Well Capitalized
                                                                        For Capital          Under Prompt Corrective
                                                Actual               Adequacy Purposes         Action Regulations
                                                ------               -----------------         ------------------
                                          Amount      Ratio          Amount      Ratio         Amount     Ratio
                                          ------      -----          ------      -----         ------     -----

Total capital (to risk weighted assets)
     Consolidated                         $  56.4     9.1%           $ 49.8      8.0%          $ 62.2     10.0%
     State Bank                              38.2    10.3              29.6      8.0             37.1     10.0
     RFCBC                                   20.6     8.2              20.1      8.0             25.1     10.0
Tier 1 capital (to risk weighted assets)
     Consolidated                            48.4     7.8              24.9      4.0             37.3      6.0
     State Bank                              32.9     8.9              14.8      4.0             22.2      6.0
     RFCBC                                   17.4     7.0              10.0      4.0             15.1      6.0
Tier 1 capital (to average assets)
     Consolidated                            48.4     5.8              33.2      4.0             41.4      5.0
     State Bank                              32.9     6.8              19.2      4.0             24.1      5.0
     RFCBC                                   17.4     5.5              12.8      4.0             16.0      5.0



                                       14
                                  (Continued)

State Bank was categorized as well capitalized while the Corporation and RFCBC were categorized as adequately capitalized at June 30, 2002.


NOTE H - COMMITMENTS, CONTINGENCIES AND UNCERTAINTIES

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

On July 5, 2002, the Corporation and State Bank signed a written agreement with the Federal Reserve Bank of Cleveland and the Ohio Division of Financial Institutions. This agreement requires the Corporation and State Bank take certain actions to correct certain identified deficiencies in policies, procedures and internal control, and requires regulatory approval to perform certain customary banking activities, including paying dividends on common stock and Trust Preferred Securities, incurring debt and redemption of outstanding stock. The Corporation currently does not plan to pay a cash dividend on common stock in the third and fourth quarters of 2002.


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

In August 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations" which will be adopted by the Corporation on January 1, 2003. The new accounting standard addresses accounting for obligations associated with the retirement of tangible, long-lived assets and requires a liability to be recognized for the fair value of any such obligations. Adoption of this standard on January 1, 2003 is not expected to have a material effect on the Corporation's consolidation financial position or results of operations.

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



                                       15
                                  (Continued)

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


                                       16
                                  (Continued)

As of and for the six months ended June 30, 2002

                                                           Data                         Total       Intersegment   Consolidated
                                           Banking      Processing       Other         Segments     Elimination       Totals
                                        ------------------------------------------------------------------------------------------
Income statement information:
----------------------------------
Net interest income (expense)           $ 12,991,835    $  (49,481)   $  (428,310)   $ 12,514,044    $         -    $ 12,514,044

Noninterest income - external
  customers                                   92,312     3,568,766      1,452,243       5,113,321              -       5,113,321

Noninterest income - other segments                -       848,052      2,126,604       2,974,656     (2,974,656)              -
                                        ------------    ----------    -----------    ------------    -----------    ------------

  Total revenue                           13,084,147     4,367,337      3,150,537      20,602,021     (2,974,656)     17,627,365

Noninterest expense                        9,703,573     3,286,651      4,940,643      17,930,867     (2,974,656)     14,956,211

Significant non-cash items:
  Depreciation and
    amortization                             518,737       520,792         95,058       1,134,587             --       1,134,587

  Provision for loan losses               13,984,000             -              -      13,984,000             --      13,984,000

Income tax expense (benefit)              (3,647,907)      367,433       (608,636)     (3,889,110)            --      (3,889,110)

Segment profit (loss)                     (6,955,519)      713,253     (1,181,470)     (7,423,736)            --      (7,423,736)

Balance sheet information:
----------------------------------
Total assets                             780,307,942     7,753,230      4,805,640     792,866,812     (4,586,088)    788,280,724

Goodwill and intangibles                   3,129,898            --             --       3,129,898             --       3,129,898

Premises and equipment
  expenditures, net                          704,105     1,833,480        (36,719)      2,500,866             --       2,500,866

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

The following discussion is intended to provide a review of the consolidated financial condition and results of operations of Rurban. This discussion should be read in conjunction with the consolidated financial statements and related footnotes in Rurban's 2001 Form 10-K previously filed with the Securities and Exchange Commission.

This section may contain statements that are forward-looking as defined by the Securities and Exchange Commission in its rules, regulations and releases. The Company intends that such forward-looking statements be subject to the safe harbors created thereby. All forward-looking statements are based on current expectations regarding important risk factors including those identified in the Company's most recent periodic report and other filings with the Securities and Exchange Commission. Accordingly, actual results may differ materially from those expressed in the forward-looking statements, and the making of such statements should not be regarded as a representation by the Company, or any other person, that the results expressed therein will be achieved.

QUARTERLY RESULTS
-----------------

The Corporation reported a net loss for the quarter of $7.6 million, or $1.68 per diluted share, versus net income of $207,000, or $0.05 per diluted share, for first quarter 2002. The net loss for the six months was $7.4 million, or $1.64 per diluted share. The loss was driven largely by a loan loss provision of $11.9 million recorded in the second quarter bringing the total loan loss provision for 2002 to $14.0 million and the allowance for loan losses to $19.0 million or 2.96% of gross loans at June 30, 2002.

Net interest income increased $124,000 or 2% to $6.3 million for the three months ended June 30, 2002 compared to $6.2 for the first quarter of 2002. This increase was due to a decline in the cost of funds as maturing certificates of deposit continued to be renewed at lower market rates. Most of the decline in cost of funds was offset by the loss of interest income on non-accrual loans of $507,000 in the second quarter, which exceeded the first quarter amount by $194,000.

The quarter and year-to-date results were also negatively impacted by a $1.7 million write-down in the market value of the Corporation's investment in WorldCom bonds, which resulted in a $1.1 million after tax loss. Those bonds are carried on the books at their June 30, 2002 market value of $325,000. The Corporation currently holds no other corporate bond investments.

LINKED QUARTER COMPARISON
-------------------------

A comparison of financial results for the quarter ended June 30, 2002 to the previous quarter ended March 31, 2002 is as follows:

                                    Three Months Ended          Linked Quarter        Annualized
                                 06/30/02        03/31/02         % Change            % Change
                                 --------        --------         --------            --------
                                       (dollars in millions, except per share data)

Total Assets                        $788           $811              -3%                -11%
Total Loans (Gross)                  643            641     less than 1%                  1%
Allowance for Loan Losses           19.0           12.6              51%                203%
Total Deposits                       646            668              -3%                -13%
Total Revenue                        8.0            9.6             -16%                 67%
Net interest Income                  6.3            6.2               2%                  6%
Noninterest Income                   1.7            3.4             -50%               -200%
Loan Loss Provision                 11.9            2.1             466%              1,867%
Noninterest Expense                  7.8            7.2              +8%                +33%
Net Income                          -7.6            0.2              --                  --
Basic Earnings Per Share           -$1.68          $0.05             --                  --
Diluted Earnings Per Share         -$1.68          $0.05             --                  --

On a linked quarter basis, loans increased $2.0 million while deposits declined $21.7 million as $21.7 million of broker certificates from the Oakwood acquisition were withdrawn. Total assets declined $22.4 million, largely due to a $21.1 million decline in securities available for sale.


TOTAL REVENUE
-------------

                                             Three Months Ended

                                06/30/02     03/31/02     $Change     %Change
                                ----------------------------------------------
                                            (dollars in thousands)
       Total Revenue             $8,034       $9,593      -$1,559       -16%


Total revenue (net interest income plus noninterest income) was $8.0 million for the second quarter of 2002 compared to $9.6 million for the first quarter of 2002, down $1.6 million or 16%, due to the $1.7 million writedown on the WorldCom bonds.


NET INTEREST INCOME
-------------------

                                               Three Months Ended

                                  06/30/02     03/31/02    $Change      %Change
                                  ---------------------------------------------
                                              (dollars in thousands)
       Net Interest Income         $6,319       $6,195       $124          2%


Net interest income for the second quarter was $6.3 million compared to $6.2 million for the first quarter of 2002. The net interest margin for the second quarter of 2002 was 3.34% compared to 3.30% for the previous quarter. The 4 basis point linked quarter increase in the net interest margin was largely due to a 17 basis point decline in the Corporation's cost of funds, primarily as a result of the continued repricing of maturing certificates of deposit at the current lower market rates; which more than offset a 10 basis point decline in the yield on earning assets to 6.68% from 6.78%. The decline in the yield on earning assets was largely due to the loss of interest income on $12.6 million of loans placed on nonaccrual during the second quarter.


NONINTEREST INCOME
------------------

                                                                    Three Months Ended

                                                       06/30/02    03/31/02     $Change     %Change
                                                       ---------------------------------------------
                                                                   (dollars in thousands)
           Total Noninterest Income                      $1,715      $3,398     -$1,683        -50%

            - Data Processing Fees                        1,830       1,739         +91         +5%
            - Deposit Service Fees                          673         608         +64         11%
            - Gains on Sale of Loans                         54         130         -76        -58%
            - Gain (Loss) on Securities                  -1,737         -81      -1,656     -2,044%

Noninterest income for the second quarter of 2002 decreased to $1.7 million from $3.4 million in the second quarter of 2002, due to the $1.7 million WorldCom writedown.


LOAN LOSS PROVISION
-------------------

The provision for loan losses of $11.9 for the second quarter of 2002 increased $9.7 million compared to the first quarter of 2002. The reasons for this increase are discussed in the "Asset Quality" section.


NONINTEREST EXPENSE
-------------------

                                                             Three Months Ended

                                                 06/30/02    03/31/02    $Change      %Change
                                                 --------------------------------------------
                                                           (dollars in thousands)
         Total Noninterest Expense                $7,766      $7,190       $576          +8%

         - Salaries & Employee Benefits            3,894       3,868         26          +1%
         - Equipment Expense                         966         883         83          +9%
         - Professional Fees                         812         642        170         +26%
         - All Other                               2,094       1,797        297         +17%

Noninterest expense for the second quarter of 2002 was $7.8 million compared to $7.2 million for the linked quarter.

Salaries and Employee Benefits increased only $26,000 or 1%. Equipment Expense increased $83,000 or 9% due to RDSI's acquisition of BancServ and the purchase of a second mainframe computer at RDSI. Professional Fees increased $170,000 or 26% due to consulting, legal and audit fees for risk assessment and loan workout services. All Other expenses increased $297,000 or 17% due to an increase in supplies, postage and other expenses.

LOANS
-----

                                                          As Of
                                                                                 Inc
                                                % of                  % of       ---
                                  06/30/02      Total    03/31/02     Total     (Dec)
                                  --------      -----    --------     -----     -----
                                            (dollars in millions)

                Commercial           $414        64%       $405        63%        $9
                Residential           123        19%        125        20%        (2)
                Consumer              107        17%        111        17%        (3)
                                     -----                 -----                -----
                Total Loans           644                   641                    3

Loans increased $2 million to $644 million at June 30, 2002.

Commercial loan growth for the quarter was 2%, while residential and consumer loans declined 3%. At June 30, 2002, commercial, residential and consumer loans represented 64%, 19% and 17% respectively, of total loans, compared to 63%, 20% and 17% at March 31, 2002.


ASSET QUALITY
-------------

                         As Of And For The Quarter Ended
                         -------------------------------
                              (dollars in millions)

                                                            06/30/02     03/31/02       Change
                                                            --------     --------       ------

      Non-performing loans                                   $21.5        $16.6         $-4.8
      Non-performing assets                                   22.0         16.9          -5.1
      Nonperforming assets/ loan plus OREO                    3.42%        2.63%         -.77%
      Nonperforming assets/ total assets                      2.79%        2.08%         -.71%
      Net chargeoffs                                           5.5         .159
      Net chargeoffs (annualized)/ total loans                3.40%         .10%
      Loan loss provision                                     11.8          2.1
      Allowance for loan loss - $                             19.0         12.6          +6.4
      Allowance for loan loss - %                             2.96%        1.97%         +.96%
      Allowance/nonperforming loans                             89%          76%          +13%
      Allowance/nonperforming assets                            86%          75%          +11%

Asset quality statistics reflect a significant increase in nonperforming assets and chargeoffs during the second quarter, as well as the related loan loss provision and the allowance for loan losses, which was $19.0 million or 2.96% of gross loans at June 30, 2002.

 Non-performing assets at June 30, 2002 were $22.0 million or 2.79% of total assets, versus $16.9 million, or 2.08% at March 31, 2002. $8.8 million of assets were added to nonperforming assets, while $3.7 million were charged off during the second quarter.

Net chargeoffs for the second quarter of 2002 were $5.5 million compared to $159,000 in the first quarter.

The allowance for loan losses at June 30, 2002 was $19.0 million or 2.96% of loans compared to $12.6 million or 1.97% at March 31, 2002. Allowance allocations on substandard and doubtful loans increased $5.6 million and $1.2 million, respectively from March 31, 2002. Management's estimate of the allowance for loan losses includes judgments related to the following factors:

- Physical inspections of collateral securing loans performed during the quarter, new appraisals of collateral securing loans received during the quarter, and other information regarding borrower collateral levels;

-    Borrower financial information received during the quarter; and

- Consideration of exposures to industries potentially most affected by current risks in the economic and political environment.

The results of the Corporation's extensive, ongoing loan review and workout process suggest that the volume of potential problem loans, nonperforming loans and charge-offs were attributable to a combination of entering higher risk lines of business, ineffective oversight and a few lenders neglecting basic lending fundamentals required by the Corporation's lending policies and procedures. A significant portion of the loan portfolio's risk exposure is in direct loans to leasing companies and in the residual values of indirect loans to third parties originated through these leasing companies. The corporation has begun the process of exiting the majority of the leasing line of business. Changes in lending staff and management during the second quarter include the departure of several lending officers and senior executives with lending oversight responsibilities.

CAPITAL RESOURCES
-----------------

At June 30, 2002, actual capital levels (in millions) and minimum required levels were:

                                                                                                Minimum Required
                                                                     Minimum Required        To Be Well Capitalized
                                                                        For Capital          Under Prompt Corrective
                                                Actual               Adequacy Purposes         Action Regulations
                                                ------               -----------------         ------------------
                                          Amount      Ratio          Amount      Ratio         Amount     Ratio
                                          ------      -----          ------      -----         ------     -----

Total capital (to risk weighted assets)
     Consolidated                         $  56.4      9.1%           $ 49.8      8.0%          $ 62.2     10.0%
     State Bank                              38.2     10.3              29.6      8.0             37.1     10.0
     RFCBC                                   20.6      8.2              20.1      8.0             25.1     10.0

State Bank was categorized as well capitalized while the Corporation and RFCBC were categorized as adequately capitalized at June 30, 2002.

The Corporation's plans to return its and RFCBC's ratios of total capital to risk weighted assets to the well capitalized level may include the sale of the loans and deposits of State Bank's Cleveland branch and the sale of participation interests in performing loans from RFCBC to State Bank.


RURBANC DATA SERVICES, INC. ("RDSI")
------------------------------------

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

RDSI's growth comes from both new and existing clients. In the second quarter RDSI purchased the principal assets of BancServ Inc. BancServ provided data processing, item processing and imaging to two independent banks located in North Central Ohio. In July 2002, RDSI acquired the principal assets of Northwest Financial Services Inc. Northwest is a limited liability corporation which had provided item processing and imaging services for seven RDSI client banks.

In the past five years, the number of bank clients has more than doubled. Equally important is the growth of client banks, both in their number of customer accounts and in the breadth of services provided. Network services, Internet banking and other technical services are a rapidly growing part of RDSI's revenue.

                                                Three Months Ended
                                                ------------------
                                       June 30      March 31
                                        2002          2002          % Increase
                                      ----------------------------------------
                                              (Dollars in Thousands)
         Data Processing Fees          $1,830        $1,739              5%


CHANGES IN EXECUTIVE MANAGEMENT
-------------------------------

Subsequent to March 31, 2002, Rurban accepted the resignation of its President and CEO, Thomas C. Williams and on May 9, the Rurban board of directors and its chairman, Steven VanDemark announced that Richard Burrows had accepted the position of Interim President and CEO of Rurban. Mr. Burrows is a graduate of The University of Michigan Law School. He has over 40 years banking experience. Mr. Burrows previously served as the President and Chief Executive Officer of Rurban and The State Bank and Trust Company from 1985 to 1995. Mr. Burrows prior service with the Corporation extended for approximately 20 years, most recently serving on the Boards of Directors of both Rurban and The State Bank and Trust Company until May 2001.

On August 13, 2002, the Corporation's Board of Directors and its chairman, Steven VanDemark, announced the selection of the Corporation's new President and CEO, Kenneth A. Joyce. Mr. Burrows will continue to work closely with Mr. Joyce to ensure a smooth transition.

Prior to his appointment as President and CEO of the Corporation, Mr. Joyce served Rurban as the Chairman and CEO of RDSI, its growing and successful bank data processing subsidiary.

Prior to joining Rurban in 1997, Mr. Joyce served as President of a banking subsidiary of an Ohio based regional bank. Mr. Joyce also served as Section Chief of Operations for Resolution Trust Corporation (RTC) from 1991 to 1994. Mr. Joyce was responsible for all operational issues within RTC conservatorships in the southeast United States. Mr. Joyce's banking experience also includes serving as senior loan production manager for a national mortgage company and in branch administration with several regional financial institutions. He earned his Bachelor of Arts degree in Finance from Wayne State University and his MBA from the University of Michigan. He is a U.S. Army veteran. Mr. Joyce's appointment is subject to formal regulatory approval.


GOALS FOR THE REMAINDER OF 2002 AND FOR 2003
--------------------------------------------

The Corporation's near term goals include:

     -   Early identification of emerging loan portfolio risks.
     -   Asset quality protection.
     -   Reduction of nonperforming loans.
     -   Noninterest expense control.
     -   Continued growth in noninterest income.
     -   Continued focus on customer relationship management.
     -   Completion of the centralization of operations functions.

WRITTEN AGREEMENT
-----------------

On July 9, 2002, Rurban and State Bank announced they entered into a Written Agreement with the Federal Reserve Bank of Cleveland and the Ohio Division of Financial Institutions on July 5, 2002. The Agreement is the result of an examination of State Bank as of December 31, 2001, which was conducted in March and April 2002.

The provisions of the Written Agreement require Rurban and State Bank to take specific actions to address issues identified in the examination and to maintain the safe and sound nature of Rurban and State Bank. The provisions include:

- retention of an independent consultant to conduct a management review and to prepare a written report of findings and recommendations to Rurban's Board of Directors and submission of a written management plan and business plan to the regulators;

- development and submission of a written plan to strengthen Board of Director oversight and supervision of State Bank;

- enhancement of State Bank's loan policies and procedures to address identified deficiencies;

- enhancement of asset quality procedures, the allowance for loan losses procedures, the loan review function, interest income accrual procedures and steps Rurban will take to correct all documentation and credit information deficiencies noted;

- development and submission of written procedures to strengthen and maintain various internal controls and a contingency funding plan;

- prior written regulatory approval must be obtained for Rurban or State Bank to pay dividends, incur debt either directly or indirectly or redeem outstanding stock; and

- limit the activities of Rurban Mortgage Company to those that are approved and divest of any inconsistent assets.

Rurban has appointed a committee of outside directors to monitor and coordinate Rurban's compliance with each provision of the agreement and provide quarterly written progress reports to its regulators.


LIQUIDITY
---------

Liquidity relates primarily to the Corporation's ability to fund loan demand, meet deposit customers' withdrawal requirements and provide for operating expenses. The Corporation has various sources of liquidity available to satisfy these needs, including 1) liquid assets, which consist of cash, federal funds sold, interest-earning deposits in other financial institutions, securities available-for-sale and loans held for sale, 2) cash flows received from principal and interest payments on loans and securities, and 3) various available off-balance-sheet borrowing arrangements.

Management is actively monitoring the expected liquidity needs of the Corporation as well as the available sources of liquidity. The following discussion provides a summary of the available sources of liquidity to the Corporation.

LIQUID ASSETS: Total liquid assets at June 30, 2002 were $128.1 million compared to $130.4 million as December 31, 2001. Cash and due from banks totaled $27.9 million at June 30, 2002 compared to $25.3 million at December 31, 2001 and is available to meet the Corporation's liquidity needs. However, approximately $4.1 million of cash and due from banks is required to be maintained to meet various compensating balance and other reserve and clearing requirements. Management recognizes securities may need to be sold in the future, and has classified the entire securities portfolio, totaling $98.2 million at June

30, 2002, as available for sale. However, approximately $80.4 million of securities are pledged as collateral for certain of the Corporation's liabilities, including public funds deposits and FHLB borrowings, leaving $17.8 million as available to sell or pledge for additional borrowings. Management is actively working to sell the loans held for sale at June 30, 2002, which totaled $1.8 million.

CASH FLOWS: The cash flow statements for the periods presented provide an indication of the Corporation's sources and uses of cash as well as an indication of the ability of the Corporation to maintain an adequate level of liquidity from ongoing operations.

The Corporation experienced a net increase in cash from operating activities for the six months ended June 30, 2002 of $2.4 million and a net decrease in cash from operating activities of $191,000 for the six months ended June 30, 2001. The net cash flows from operating activities primarily include net income /
(loss) for the periods and adjustments for various non-cash expenses such as the provision for loan losses, the impairment loss on Worldcom bonds and other depreciation and amortization.

Net cash flow from investing activities was $63.0 million and $(13.2) million for the six months ended June 30, 2002 and 2001. The net cash flows from investing activities primarily include loan growth, normal maturities and reinvestment of securities, premises and equipment expenditures and a one time net cash receipt resulting from the Oakwood acquisition.

Net cash flows from financing activities was $(62.9) million and $17.0 million for the six months ended June 30, 2002 and 2001. The net cash flows from financing activities are primarily attributable to growth in total deposits and net borrowings from the Federal Home Loan Bank.

OFF-BALANCE-SHEET BORROWING ARRANGEMENTS: Significant additional off-balance-sheet liquidity is available in the form of FHLB advances, unused federal funds lines from correspondent banks, and the national certificate of deposit market. While such additional off-balance-sheet liquidity is available, the Written Agreement between Rurban, State Bank, the Federal Reserve Bank of Cleveland and the Ohio Division of Financial Institutions requires Rurban and State Bank to obtain written approval of the Federal Reserve Bank of Cleveland and the Ohio Division of Financial Institutions prior to directly or indirectly incurring any debt.

Approximately $84.0 million residential first mortgage loans of the Corporation's $122.3 million portfolio qualify to collateralize FHLB borrowings and have been pledged to meet FHLB collateralization requirements as of June 30, 2002. Based on the current collateralization requirements of the FHLB, approximately $6.0 million of additional borrowing capacity exists at June 30, 2002.

At December 31, 2001, the Corporation had unused federal funds lines totaling approximately $32.2 million from five correspondent banks. As of June 30, 2002, the Corporation had unused federal funds lines totaling approximately $27.5 million from three correspondent banks. Federal funds borrowed were $0 and $14.9 million at June 30, 2002 and December 31, 2001, respectively.

Because RFCBC was not classified as well capitalized at June 30, 2002, it will require approval from its respective regulatory agencies prior to accepting any new brokered certificates of deposit. RFCBC has applied for permission to issue broker certificates of deposits to replace maturing brokered deposits. At June 30, 2002, RFCBC has approximately $54.2 million in certificates of deposit which have been accepted from brokers. Approximately $26.4 million of these certificates of deposit mature within the next year.

Management continues to attempt to expand existing sources of liquidity and to explore and develop new sources of liquidity for the Corporation. Such sources include those previously discussed and collateralized borrowings from the Federal Reserve Discount Window. The Corporation's subsidiary banks are in the process of pledging up to $60 million of performing commercial loans as collateral with the Fed to establish additional borrowing capacity of approximately $30 million.

Item 3: Quantitative and Qualitative Disclosures About Market Risk
------------------------------------------------------------------

There have been no material changes in the Corporation's quantitative and qualitative market risks since December 31, 2001. The following table compares rate sensitive assets and liabilities as of June 30, 2002 to December 31, 2001.

Principal/notational amount maturing in:
(Dollars in thousands)

                                                      First               Years
                                                      Year               2 to 5           Thereafter          Total
                                                      ----               ------           ----------          -----
Comparison of 6/30/02 to 12/31/01
Total rate sensitive assets:
   At June 30, 2002                                $    317,923       $    298,995      $    132,968     $    749,886
   At December 31, 2001                                 304,536            297,113           103,614          705,263
                                                   ------------       ------------      ------------     ------------
   Increase (decrease)                             $     13,387       $      1,882      $     29,354     $     44,623
                                                   ============       ============      ============     ============

Total rate sensitive liabilities:
   At June 30, 2002                                $    362,605       $    228,472      $    129,603     $    720,680
   At December 31, 2001                                 371,811            199,079           119,095          689,985
                                                   ------------       ------------      ------------     ------------
   Increase (decrease)                             $     (9,206)      $     29,393      $     10,508     $     30,695
                                                   ============       ============      ============     ============


Total rate sensitive assets increased approximately $44.6 million for the six months ended June 30, 2002 due primarily to the acquisition of the failed Oakwood Deposit Bank in February from the FDIC. At quarter end, loans acquired from Oakwood totaled approximately $27 million. Most of these loans are fixed rate ($20.6 million) and are the primary cause of the $29.4 million increase in the "Thereafter" category. An increase in prime based loans accounts for the $13.4 million increase in the "First Year" category.

Total rate sensitive liabilities increased approximately $31.0 million for the six months ended June 30, 2002 due primarily to $29.0 million in deposits from Oakwood and a $7.0 million borrowing on the Corporation's line of credit to provide the funds for a capital infusion from the Corporation into State Bank to capitalize the Oakwood acquisition.

During the past six months, maturing broker certificates of deposit and fed funds purchased have been replaced with intermediate term (2-4 years) fixed rate broker certificates of deposit, which accounts for the $29.4 million dollar increase in the "Years 2 to 5" category and the $9.2 million decrease in the "First Year" category. Transaction accounts (DDA, NOW and Savings) account for the $10.5 million increase in the "Thereafter" category.

PART II - OTHER INFORMATION
---------------------------


Item 1. Legal Proceedings
-------------------------
    Not applicable

Item 2. Changes in Securities and Use of Proceeds
-------------------------------------------------
    Not applicable

Item 3. Defaults Upon Senior Securities
---------------------------------------
    Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------
    At the annual meeting of shareholders held on May 30, 2002, the Corporation's shareholders voted on the election of directors.

Item 5. Other Information
-------------------------
    Not applicable

Item 6. Reports on Form 8-K
---------------------------
    A Form 8-K was filed on July 3, 2002 to report that an estimated after tax loss of $1.1 million will be recorded during the quarter ended June 30, 2002 related to the decline in the market value of the Corporation's Worldcom investment.

    A Form 8-K was filed on July 11, 2002 to report the issuance of a press release announcing that the Corporation and its wholly owned subsidiary, the State Bank and Trust and Company, entered into a written agreement with the Federal Reserve Bank of Cleveland and the Ohio Division of Financial Institutions on July 5, 2002.

SIGNATURES
----------

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


RURBAN FINANCIAL CORP.


Date:   August 14, 2002              By      /S/ Richard C. Burrows
       ----------------                     -----------------------
                                                    Richard C. Burrows
                                                    Interim President &
                                                  Chief Executive Officer


                                     By      /S/ Richard C. Warrener
                                             -----------------------
                                                    Richard C. Warrener
                                                Executive Vice President &
                                                  Chief Financial Officer