Form 10-Q
period 2002-09-30
RURBAN FINANCIAL CORP
filed 2002-11-15
CIK 767405

                                    Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2002
                                              -------------------
                                       OR

          [ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                               -----------------  -------------------

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

                                 (419) 783-8950
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                      None
      ---------------------------------------------------------------------
      (Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by sections 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

         Yes   X                  No
            -------                 -------

The number of common shares of Rurban Financial Corp. outstanding was 4,565,721 on November 1, 2002.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The interim condensed consolidated financial statements of Rurban Financial Corp. and Subsidiaries are unaudited; however, the information contained herein reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of financial condition and results of operations for the interim periods presented. All adjustments reflected in these financial statements are of a normal recurring nature in accordance with Rule 10-01 (b)
(8) of Regulation S-X with the exception of the write-down of the Corporation's investment in Worldcom bonds and the provision for loan losses recorded in the second quarter. Results of operations for the nine months ended September 30, 2002 are not necessarily indicative of results for the complete year.

RURBAN FINANCIAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                        September 30,     December 31,      September 30,
                                                            2002             2001               2001
                                                        ------------      ------------      ------------
                                                         (Unaudited)        (Note)           (Unaudited)
ASSETS

 Cash and due from banks                                $ 25,638,415      $ 25,342,043      $ 18,346,030
 Federal funds sold                                       28,250,000              --          14,650,000
                                                        ------------      ------------      ------------
   Cash and cash equivalents                              53,888,415        25,342,043        32,996,030
 Interest-earning deposits in other
   financial institutions                                    260,000           260,000           260,000
 Securities available for sale                            93,929,593       104,375,551        95,190,979
 Loans held for sale, net                                 44,028,624           439,991           197,100
 Loans, net of allowance for losses of $20,417,569
   at September 30, 2002, $9,238,936 at December
   31, 2001 and $7,945,113 at September 30, 2001         561,845,171       591,051,994       572,765,096
 Accrued interest receivable                               4,657,102         4,939,741         5,411,504
 Premises and equipment, net                              14,161,460        11,816,557        12,043,320
 Other assets                                             16,637,790         8,276,811         7,350,549
                                                        ------------      ------------      ------------
   Total assets                                         $789,408,155      $746,502,688      $726,214,578
                                                        ============      ============      ============




                                       3
                                  (Continued)

RURBAN FINANCIAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                September 30,       December 31,        September 30,
                                                                    2002                 2001                 2001
                                                                -------------       -------------       -------------
                                                                 (Unaudited)            (Note)           (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
   Deposits
      Noninterest-bearing                                       $  49,968,196       $  52,830,193       $  46,271,575
      Interest-bearing                                            596,703,556         558,029,616         557,281,397
                                                                -------------       -------------       -------------
         Total deposits                                           646,671,752         610,859,809         603,552,972
   Deposits held for sale                                          26,238,717                --                  --
   Federal funds purchased                                               --            14,850,000                --
   Note Payable                                                     7,000,000                --                  --
   Advances from Federal Home Loan Bank (FHLB)                     49,350,000          54,275,069          51,348,977
   Trust preferred securities                                      10,000,000          10,000,000          10,000,000
   Accrued interest payable                                         3,473,186           3,630,623           4,283,933
   Accounts payable - FDIC                                          1,181,202                --                  --
   Other liabilities                                                2,288,524           2,057,855           3,185,881
                                                                -------------       -------------       -------------
         Total liabilities                                        746,203,381         695,673,356         672,371,763

Shareholders' equity
   Common stock, stated value $2.50 per share;
      shares authorized: 10,000,000;
      shares issued: 4,575,702;
      shares outstanding: 4,565,721 at September 30, 2002,
      4,564,513 at December 31, 2001 and 4,563,982
      at September 30, 2001                                        11,439,255          11,439,255          11,439,255
   Additional paid-in capital                                      11,009,733          11,013,284          11,017,464
   Retained earnings                                               20,053,821          28,499,026          30,863,704
   Accumulated other comprehensive income,
      net of tax of $709,396 at September 30,                                                                   2002,
      $371,863 at December 31, 2001 and $732,008 at
      September 30, 2001                                            1,377,062             721,851           1,420,959
   Unearned ESOP shares                                              (360,083)           (512,146)           (561,867)
   Treasury stock, shares at cost: September 30, 2002 -
       9,981, December 31, 2001 - 11,189 and
       September 30, 2001 - 11,720                                   (315,014)           (331,938)           (336,700)
                                                                -------------       -------------       -------------
         Total shareholders' equity                                43,204,774          50,829,332          53,842,815
                                                                -------------       -------------       -------------
           Total liabilities and shareholders' equity           $ 789,408,155       $ 746,502,688       $ 726,214,578
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

RURBAN FINANCIAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                             Three Months Ended
                                                                September 30,
                                                         ----------------------------
                                                             2002             2001
                                                         -----------      -----------
Interest income
   Interest and fees on loans                            $10,998,762      $12,457,019
   Interest and dividends on securities
      Taxable                                              1,096,742        1,304,284
      Tax-exempt                                              53,986           60,548
   Other                                                     114,296          125,942
                                                         -----------      -----------
      Total interest income                               12,263,786       13,947,793

Interest expense
   Deposits                                                5,119,229        6,608,968
   Borrowings                                              1,104,133        1,026,446
                                                         -----------      -----------
      Total interest expense                               6,223,362        7,635,414
                                                         -----------      -----------
Net interest income                                        6,040,424        6,312,379
   Provision for loan losses                               2,007,000        1,125,000
                                                         -----------      -----------
Net interest income after provision for loan losses        4,033,424        5,187,379

Noninterest income
   Service charges on deposit accounts                       643,534          752,022
   Loan servicing fees                                        58,730          127,683
   Trust fees                                                591,289          642,232
   Data service fees                                       2,051,794        1,503,738
   Net gain on securities                                    135,847          155,144
   Net gain on sales of loans                                175,551          304,339
   Net gain on sales of fixed assets                           5,479           52,793
   Other income                                              195,768          171,868
                                                         -----------      -----------
      Total noninterest income                             3,857,992        3,709,819

Noninterest expense
   Salaries and employee benefits                          3,961,121        3,877,193
   Net occupancy expense of premises                         376,807          312,409
   Equipment rentals, depreciation and maintenance         1,005,193          842,730
   Other expenses                                          2,331,683        1,911,950
                                                         -----------      -----------
      Total noninterest expense                            7,674,804        6,944,282
                                                         -----------      -----------
Income before income tax expense                             216,612        1,952,916
   Income tax expense                                         51,151          644,034
                                                         -----------      -----------
Net income                                               $   165,461      $ 1,308,882
                                                         ===========      ===========

Basic and diluted earnings per common share              $      0.04      $      0.29
                                                         ===========      ===========

Dividends declared per common share                      $      --        $     0.114
                                                         ===========      ===========

See notes to condensed consolidated financial statements (unaudited)

RURBAN FINANCIAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                                 Nine Months Ended
                                                                   September 30,
                                                          ------------------------------
                                                               2002              2001
                                                          ------------       -----------
Interest income
   Interest and fees on loans                             $ 33,585,934       $38,760,172
   Interest and dividends on securities
      Taxable                                                3,754,254         3,971,596
      Tax-exempt                                               167,649           353,894
   Other                                                       152,882           210,078
                                                          ------------       -----------
      Total interest income                                 37,660,719        43,295,740

Interest expense
   Deposits                                                 15,698,459        20,469,618
   Borrowings                                                3,407,792         3,311,043
                                                          ------------       -----------
      Total interest expense                                19,106,251        23,780,661
                                                          ------------       -----------
Net interest income                                         18,554,468        19,515,079
   Provision for loan losses                                15,991,000         3,108,000
                                                          ------------       -----------
 Net interest income after provision for loan losses         2,563,468        16,407,079

Noninterest income
   Service charges on deposit accounts                       1,924,544         1,885,315
   Loan servicing fees                                         258,915           453,729
   Trust fees                                                1,961,055         2,019,661
   Data service fees                                         5,620,560         4,511,103
   Net gain (loss) on securities                            (1,682,091)          195,647
   Net gain on sales of loans                                  359,357           668,992
   Net gain on sales of fixed assets                             3,713            69,096
   Other income                                                525,260           560,852
                                                          ------------       -----------
      Total noninterest income                               8,971,313        10,364,395

Noninterest expense
   Salaries and employee benefits                           11,723,153        11,708,951
   Net occupancy expense of premises                         1,018,631           916,686
   Equipment rentals, depreciation and maintenance           2,854,179         2,606,283
   Other expenses                                            7,035,052         5,599,897
                                                          ------------       -----------
      Total noninterest expense                             22,631,015        20,831,817
                                                          ------------       -----------

Income (loss) before income tax expense (benefit)          (11,096,234)        5,939,657
   Income tax expense (benefit)                             (3,837,959)        1,915,407
                                                          ------------       -----------
Net income (loss)                                         $ (7,258,275)      $ 4,024,250
                                                          ============       ===========
Basic and diluted earnings (loss) per common share        $      (1.60)      $      0.89
                                                          ============       ===========
Dividends declared per common share                       $       0.26       $      0.34
                                                          ============       ===========


See notes to condensed consolidated financial statements (unaudited)

RURBAN FINANCIAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)

                                                    Three Months      Three Months           Nine Months       Nine Months
                                                       Ended              Ended                 Ended             Ended
                                                 September 30, 2002 September 30, 2001   September 30, 2002  September 30, 2001
                                                       Total               Total                Total              Total
                                                    Shareholders'      Shareholders'        Shareholders'       Shareholders'
                                                       Equity             Equity                Equity             Equity
                                                    -----------        ------------          ------------       ------------
Balance at beginning of period                      $42,807,182        $ 52,568,056          $ 50,829,332       $ 50,140,186

Net Income (loss)                                       165,461           1,308,882            (7,258,275)         4,024,250

Other comprehensive income (loss):
   Net change in unrealized gains
      on securities available for sale, net             181,889             446,442               655,211          1,092,469
                                                    -----------        ------------          ------------       ------------
Total comprehensive income (loss)                       347,350           1,755,324            (6,603,064)         5,116,719

Cash dividends declared                                    --              (521,669)           (1,186,930)        (1,565,006)

Cash paid in lieu of fractional shares for 5%
  stock dividend (Shares issued from treasury
  216,744 in 2001)                                         --                (8,659)                 --               (8,659)

Proceeds from sale of 1,208 shares of
  treasury stock                                           --                  --                  13,373               --

Paydown of ESOP loan                                     50,242              49,763               152,063            159,575
                                                    -----------        ------------          ------------       ------------

Balance at end of period                            $43,204,774        $ 53,842,815          $ 43,204,774       $ 53,842,815
                                                    ===========        ============          ============       ============


See notes to condensed consolidated financial statements (unaudited)

RURBAN FINANCIAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                            Nine Months Ended
                                                                               September 30,
                                                                      -------------------------------
                                                                          2002               2001
Cash Flows From Operating Activities:
   Cash received from customers - fees and commissions                $ 10,290,334       $  9,430,662
   Cash paid to suppliers and employees                                (21,257,507)       (19,501,295)
   Loans originated for sale                                           (15,686,476)       (16,681,108)
   Proceeds from sales of loans held for sale                           15,984,195         18,319,716
   Interest received                                                    37,943,358         43,600,284
   Interest paid                                                       (19,263,688)       (24,109,901)
   Income taxes paid                                                          --           (4,000,000)
                                                                      ------------       ------------
         Net cash from operating activities                              8,010,216          7,058,358

Cash Flows From Investing Activities:
   Net change in interest-earning deposits in other
     financial institutions                                                   --             (150,000)
   Proceeds from principal repayments, maturities and
      calls of securities available for sale                            40,580,590         29,327,629
   Proceeds from sales of securities available for sale                 41,965,756         14,252,069
   Purchase of securities available for sale                           (54,518,393)       (48,014,817)
   Net change in loans                                                    (403,655)        (6,790,406)
   Recoveries on loan charge-offs                                        1,036,195            338,565
   Premises and equipment expenditures, net                             (3,777,259)        (2,579,024)
   Cash received for net liabilities assumed in Oakwood acquisition     40,069,328               --
                                                                      ------------       ------------
         Net cash from investing activities                             64,952,562        (13,615,984)

Cash Flows From Financing Activities:
   Net change in deposits and deposits held for sale                   (29,874,393)        37,232,211
   Net change in federal funds purchased                               (14,850,000)       (13,200,000)
   Proceeds from FHLB advances                                           5,000,000         13,500,000
   Repayments of FHLB advances                                          (9,925,069)       (14,314,937)
   Net change in other borrowed funds                                    7,000,000               --
   Cash paid in lieu of fractional share for stock dividend                   --               (8,659)
   Cash dividends paid                                                  (1,780,317)        (2,086,676)
   Proceeds from sale of 1,208 shares of treasury stock                     13,373               --
                                                                      ------------       ------------
         Net cash from financing activities                            (44,416,406)        21,121,939
                                                                      ------------       ------------
Net increase in cash and cash equivalents                               28,546,372         14,564,313

Cash and cash equivalents at beginning of period                        25,342,043         18,431,717
                                                                      ------------       ------------
Cash and cash equivalents at end of period                            $ 53,888,415       $ 32,996,030
                                                                      ============       ============

                                  (Continued)

RURBAN FINANCIAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                           Nine Months Ended
                                                                             September 30,
                                                                    -------------------------------
                                                                        2002               2001
Reconciliation Of Net Income (Loss) To Net
   Cash From Operating Activities
   Net Income (Loss)                                                $ (7,258,275)      $  4,024,250
   Adjustments to reconcile net income (loss) to net cash from operating activities:
         Depreciation                                                  1,642,285          1,507,549
         Amortization of intangible assets                               159,620             96,313
         Provision for loan losses                                    15,991,000          3,108,000
         Net (gain) loss on securities                                 1,682,091           (195,647)
         Loans originated for sale                                   (15,686,476)       (16,681,108)
         Proceeds from sales of loans held for sale                   15,984,195         18,319,716
         Net gain on sale of loans                                      (359,357)          (668,992)
         Net gain on sale of fixed assets                                 (3,713)           (69,096)
         Paydown of ESOP loan                                            152,063            159,575
         Change in accrued interest receivable                           846,683            304,544
         Change in other assets                                       (5,763,692)        (1,536,066)
         Change in accrued interest payable                             (200,264)          (329,240)
         Change in other liabilities                                     824,056           (981,440)
                                                                    ------------       ------------
               Net cash from operating activities                   $  8,010,216       $  7,058,358
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

NOTE B--EARNINGS PER SHARE

Earnings per share have been computed based on the weighted average number of shares outstanding during the periods presented. The number of shares used in the computation of basic and diluted earnings per share was:

                                                        Three Months Ended                   Nine Months Ended
                                                           September 30,                       September 30,
                                                           -------------                       -------------
                                                      2002              2001              2002               2001
Basic earnings per share                            4,539,601        4,528,223          4,539,601          4,527,805
Diluted earnings per share                          4,539,601        4,545,500          4,539,601          4,538,473


Earnings per share and dividends per share have been restated for the 5% stock dividend paid during the third quarter of 2001. Outstanding options for 287,964 shares were not considered in the calculation of diluted earnings per share for the three and nine months ended September 30, 2002 because they were antidilutive.

NOTE C - LOANS, RISK ELEMENTS AND ALLOWANCE FOR LOAN LOSSES

Total loans on the balance sheet are comprised of the following classifications at:

                                                                 September 30,        December 31,
                                                                     2002                 2001
                                                                     ----                 ----
Commercial and agriculture                                    $    361,529,846      $    388,673,339
Real estate mortgage                                               119,133,597           106,353,207
Consumer loans to individuals                                       76,549,325            76,512,215
Lease financing                                                     25,049,972            28,752,169
Allowance for loan losses                                          (20,417,569)           (9,238,936)
                                                              ----------------      ----------------
                                                              $    561,845,171      $    591,051,994
                                                              ================      ================
Loans held for sale                                           $     44,028,624      $        439,991
                                                              ================      ================

                                  (Continued)

The following is a summary of the activity in the allowance for loan losses account for the nine months ended September 30, 2002 and 2001 and the year ended December 31, 2001.

                                                                September 30,         December 31,        September 30,
                                                                    2002                2001                  2001
                                                                    ----                ----                  ----
Beginning balance, January 1                                  $     9,238,936       $     7,214,970     $    7,214,970
Additions from acquisitions                                         1,427,000                    --                 --
Transfer to loans held for sale                                      (428,000)                   --                 --
Provision for loan losses                                          15,991,000             8,733,000          3,108,000
Recoveries of previous charge-offs                                  1,036,195               463,923            338,565
Losses charged to the allowance                                    (6,847,562)           (7,172,957)        (2,716,422)
                                                              ---------------       ---------------     --------------
     Ending balance                                           $    20,417,569       $     9,238,936     $    7,945,113
                                                              ===============       ===============     ===============


Individual loans determined to be impaired were as follows:

                                                                September 30,         December 31,
                                                                    2002                2001
                                                                    ----                ----
Loans with no allowance for loan losses allocated             $     1,159,000       $     1,937,000
Loans with allowance for loan losses allocated                     21,728,000             9,134,000
                                                              ---------------       ---------------
    Total impaired loans                                      $    22,888,000       $    11,071,000
                                                              ===============       ===============
Amount of allowance allocated to loans
  individually determined to be impaired                      $     9,427,000       $     3,647,000
                                                              ===============       ===============

Substantially all of these impaired loans are on nonaccrual.

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

The acquisition was accounted for as a purchase, and, accordingly, the purchase price has been allocated to the assets purchased and the liabilities assumed based upon the estimated fair values at the date of acquisition. The excess of the purchase price over the fair values of the net tangible assets acquired has been recorded as unidentified intangible assets and core deposit intangible assets totaling $2,344,930 and $708,435, respectively. Upon the adoption of SFAS No. 147 on September 30, 2002, the Corporation reclassified the balance of the unidentified intangible asset totaling approximately $2,300,000 to goodwill. Thus, this goodwill asset will not be amortized to expense, but rather, subject to periodic review for impairment, with impairment losses, if any, recorded as incurred.

Estimated amortization expense related to the core deposit intangible assets follows:

         Quarter Ended December 31, 2002                                              $        32,466
         Year Ended December 31, 2003                                                         105,119
         Year Ended December 31, 2004                                                          85,832
         Year Ended December 31, 2005                                                          70,716
         Year Ended December 31, 2006                                                          58,427

Following are the approximate fair values of assets acquired and liabilities assumed as of the acquisition date.

         Cash and cash equivalents                                                    $     5,236,676
         Federal funds sold                                                                 2,085,000
         Securities available for sale                                                     19,063,676
         Loans, net                                                                        30,806,499
         Goodwill                                                                           2,344,930
         Core deposit intangible assets                                                       708,435
         Accrued interest receivable                                                          501,474
         Other assets                                                                          33,897

         Deposits                                                                         (93,140,647)
         Accrued interest payable                                                            (187,237)

The difference between the book value of assets acquired and liabilities assumed from the FDIC was paid to the Corporation in cash, which was later used to fund withdrawals of insured deposits from non-local depositors. At September 30, 2002, the Corporation's subsidiary, State Bank, had an amount payable to the FDIC of approximately $1,200,000 which represents final settlement for assets acquired and which is reported as Accounts Payable - FDIC in the September 30, 2002 condensed consolidated balance sheet. The amount payable is subject to final settlement discussions with the FDIC.



                                       12
                                  (Continued)

NOTE E - TRUST PREFERRED SECURITIES

On September 7, 2000, Rurban Statutory Trust 1 ("RST"), a wholly owned subsidiary of the Corporation closed a pooled private offering of 10,000 Trust Preferred Securities with a liquidation amount of $1,000 per security. The proceeds of the offering were loaned to the Corporation in exchange for junior subordinated debentures with terms similar to the Trust Preferred Securities. The sole assets of RST are the junior subordinated debentures of the Corporation and payments thereunder. The junior subordinated debentures and the back-up obligations, in the aggregate, constitute a full and unconditional guarantee by the Corporation of the obligations of RST under the Trust Preferred Securities. Distributions on the Trust Preferred Securities are payable semi-annually at the annual rate of 10.6% and are included in interest expense in the consolidated financial statements. These securities are considered Tier 1 capital (with certain limitations applicable) under current regulatory guidelines. As of September 30, 2002 and 2001 and December 31, 2001, the outstanding principal balance of the Trust Preferred Securities was $10,000,000. Certain costs associated with the issuance of the Trust Preferred Securities have been capitalized and are included in other assets in the condensed consolidated balance sheets. The amortization of such costs are reported as an adjustment to interest expense over the term of the Trust Preferred Securities.

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

Under the terms of the Written Agreement (see note H and Management's Discussion and Analysis) between the Corporation and its regulators, regulatory approval is required to pay semi-annual dividends. The Corporation applied for and received approval to pay the September 7, 2002 dividend. Such dividend was paid on October 7, 2002, as permitted under the terms of the indenture.

NOTE F - NOTES PAYABLE

The Corporation had a line of credit from The Northern Trust Company for up to $15,000,000, which was unsecured and required monthly interest payments, with full principal payment at maturity on April 28, 2002. The interest rate is variable and adjusts daily. In the first quarter of 2002, $7,000,000 was drawn on the line to provide the capital needed to maintain State Bank's "well capitalized" regulatory classification after the assumption of certain assets and liabilities of the Oakwood Deposit Bank (see note D). As of April 19, 2002, the maximum amount of the line of credit was reduced to $7,000,000, the then outstanding balance, converted to a note that matured on July 31, 2002 and secured by the common stock of the Corporation's first tier subsidiaries. That note was further extended to September 30, 2002. The line of credit had an outstanding balance of $7,000,000 at September 30, 2002 and $0 at December 31, 2001 and September 30, 2001. The line of


                                       13
                                  (Continued)
credit agreement contains various covenants with which the Corporation must comply. On October 7, 2002, the note was again extended to November 29, 2002 and the covenant violations were waived until that date in consideration of a $1,000,000 payment to reduce the outstanding balance to $6,000,000.

Management is currently negotiating with other potential lenders to refinance the Northern Trust loan.

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

The prompt corrective action regulations provide five classifications, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If less than well capitalized, regulatory approval is required to accept brokered deposits. RFCBC has applied for and received permission to issue broker certificates of deposit to replace maturing brokered deposits during the period from August 20, 2002 to October 31, 2002. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and plans for capital restoration are required. The minimum requirements are:

                                                             Capital to Risk-
                                                              Weighted Assets             Tier 1 Capital
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




                                       14
                                  (Continued)

At September 30, 2002, actual capital levels (in millions) and minimum required levels were:

                                                                                                Minimum Required
                                                                     Minimum Required        To Be Well Capitalized
                                                                        For Capital          Under Prompt Corrective
                                                Actual               Adequacy Purposes         Action Regulations
                                                ------               -----------------         ------------------
                                          Amount      Ratio          Amount      Ratio         Amount     Ratio
                                          ------      -----          ------      -----         ------     -----
Total capital (to risk weighted assets)
     Consolidated                         $  56.8     9.2%           $ 49.5      8.0%          $ 61.9     10.0%
     State Bank                              39.2    10.5              29.7      8.0             37.1     10.0
     RFCBC                                   20.2     8.4              19.1      8.0             23.9     10.0
Tier 1 capital (to risk weighted assets)
     Consolidated                            48.9     7.9              24.8      4.0             37.1      6.0
     State Bank                              33.9     9.1              14.9      4.0             22.3      6.0
     RFCBC                                   17.1     7.1               9.6      4.0             14.4      6.0
Tier 1 capital (to average assets)
     Consolidated                            48.9     6.1              32.1      4.0             40.1      5.0
     State Bank                              33.9     7.1              19.2      4.0             24.0      5.0
     RFCBC                                   17.2     5.5              12.3      4.0             15.4      5.0


State Bank was categorized as well capitalized while the Corporation and RFCBC were categorized as adequately capitalized at September 30, 2002.

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

The Corporation has a borrowing arrangement with the Federal Reserve Bank Discount Window. Under the terms of this arrangement, the Corporation may borrow up to a pre-determined percentage of a collateral pledged to the Federal Reserve Bank. As of September 30, 2002, the Corporation has pledged approximately $32,782,000 of commercial, commercial real estate and agricultural loans. Accordingly, the Corporation could borrow up to $16,391,000 from the Federal Reserve Bank Discount Window. As of September 30, 2002, the Corporation had not borrowed any funds from the Federal Reserve Bank Discount Window.

On July 5, 2002, the Corporation and State Bank signed a written agreement with the Federal Reserve Bank of Cleveland and the Ohio Division of Financial Institutions. This agreement requires the Corporation and State Bank take certain actions to correct certain identified deficiencies in policies, procedures and internal control, and requires regulatory approval to perform certain customary banking activities, including paying dividends on common stock and Trust Preferred Securities, incurring debt and redemption of outstanding stock. The Corporation currently does not plan to pay a cash dividend on common stock in the fourth quarter of 2002.




                                       15
                                  (Continued)

The Corporation's Board of Directors has approved the sale of the Cleveland, Ohio branch of the Corporation's subsidiary bank The State Bank and Trust Company. Accordingly, as of September 30, 2002, approximately $43,000,000 of loans (including accrued interest and net of related allowance for loan losses) have been classified as loans held for sale and approximately $26,000,000 of deposits have been classified as held for sale in the condensed consolidated balance sheet. Fixed assets to be sold are not material. The Corporation leases its office space in Cleveland under an operating lease, which expires in 2003. Subsequent to September 30, 2002, the Corporation has received bids for the branch and prospective buyers are conducting due diligence procedures. The results of the branch are not reported as discontinued operations as operating cash flows are not determined by branch.

NOTE I - SUBSEQUENT EVENT

On October 23, 2002, as part of the effort to improve the Corporation's and RFC Banking Company's capital levels, the Corporation's Board of Directors approved a plan to sell two branches of the Corporation's subsidiary bank RFC Banking Company. The branches to be sold represent the Citizens Savings Bank Division. As of September 30, 2002, these branches had total loans (including accrued interest) of approximately $74,000,000, total fixed assets (net of accumulated depreciation) of approximately $927,000 and total deposits (including accrued interest) of approximately $73,000,000.

NOTE J - NEW ACCOUNTING PRONOUNCEMENTS

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



                                       16
                                  (Continued)

The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 147, "Acquisitions of Certain Financial Institutions." SFAS No. 147 is effective October 1, 2002, and may be early applied. SFAS No. 147 supersedes SFAS No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions." SFAS No. 147 provides guidance on the accounting for the acquisition of a financial institution, and applies to all such acquisitions except those between two or more mutual enterprises. Under SFAS No. 147, the excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired in a financial institution business combination represents goodwill that should be accounted for under SFAS No. 142, "Goodwill and Other Intangible Assets." If certain criteria are met, the amount of the unidentifiable intangible asset resulting from prior financial institutions acquisitions is to be reclassified to goodwill upon adoption of this Statement. Financial institutions meeting conditions outlined in SFAS No. 147 are required to restate previously issued financial statements. The objective of the restatement is to present the balance sheet and income statement as if the amount accounted for under SFAS No. 72 as an unidentifiable intangible asset has been reclassified to goodwill as of the date the Company adopted SFAS No. 142. Adoption of SFAS No. 147 on September 30, 2002 resulted in the reclassification of approximately $2,300,000 of previously recognized unidentifiable intangible assets to goodwill. Prior period amortization expense is not considered material to the Corporation's results of operations.


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




                                       17
                                  (Continued)

As of and for the nine months ended September 30, 2002

                                                           Data                         Total        Intersegment    Consolidated
                                           Banking       Processing     Other          Segments       Elimination       Totals
                                      --------------------------------------------------------------------------------------------
Income statement information:
-----------------------------
Net interest income (expense)          $ 19,404,328       $ (98,121) $ (751,739)     $ 18,554,468             $ -    $ 18,554,468

Other revenue - external customers        1,279,917       5,620,560   2,070,836         8,971,313               -       8,971,313

Other revenue - other segments                   -        1,308,913   3,468,111         4,777,024       (4,777,024)             -
                                         ----------       ---------   ----------       -----------     -----------     ----------

Net interest income and other revenue    20,684,245       6,831,352   4,787,208        32,302,805       (4,777,024)     27,525,781

Noninterest expense                      14,885,520       5,088,974   7,433,545        27,408,039       (4,777,024)     22,631,015

Provision for loan losses                15,991,000               -           -        15,991,000                -      15,991,000

Income tax expense (benefit)             (3,530,613)        592,408    (899,754)       (3,837,959)               -      (3,837,959)
                                         ----------       ---------   ----------       -----------     -----------     -----------

Segment profit (loss)                    (6,661,662)      1,149,970  (1,746,583)       (7,258,275)               -      (7,258,275)

Significant non-cash items:
Depreciation and amortization               798,589         852,799     145,306         1,796,694                -       1,796,694

Balance sheet information:
--------------------------
Total assets                            782,142,520       9,011,854   4,895,852       796,050,226       (6,642,101)    789,408,125

Goodwill and intangibles                  2,872,458               -           -         2,872,458                -       2,872,458

Premises and equipment
expenditures, net                           885,374       2,873,926      12,962         3,772,262                -       3,772,262






                                       18
                                  (Continued)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Rurban Financial Corp. ("Rurban") was incorporated on February 23, 1983, under the laws of the State of Ohio. Rurban is a bank holding company registered with the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended. Rurban's subsidiaries, The State Bank and Trust Company ("State Bank") and RFC Banking Company ("RFCBC") are engaged in the industry segment of commercial banking. RFCBC was created June 30, 2001 through the merger of The Peoples Banking Company, The First National Bank of Ottawa and The Citizens Savings Bank Company, which were wholly owned subsidiaries of Rurban prior to the merger, and now operate as separate divisions. Rurban's subsidiary, Rurbanc Data Services, Inc. ("RDSI"), provides computerized data processing services to community banks and businesses including Rurban's subsidiary banks. Rurban's subsidiary, Rurban Life Insurance Company ("Rurban Life") has a certificate of authority from the State of Arizona to transact insurance as a domestic life and disability insurer. Rurban's subsidiary, Rurban Statutory Trust I ("RST") was established in September 2000 for the purpose of managing the Corporation's junior subordinated debentures. Reliance Financial Services, N.A. ("Reliance"), a wholly owned subsidiary of State Bank, provides trust and financial services to customers nationwide.

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

QUARTERLY AND YEAR-TO-DATE RESULTS

The Corporation reported net income for the quarter of $165,000, or $0.04 per diluted share, versus net income of $1.3 million, or $0.29 per diluted share, for third quarter 2001. The net loss for the nine months was $7.3 million, or $1.60 per diluted share versus net income of $4.0 million or $0.89 per diluted share for the same period in 2001. The loss was driven largely by loan loss provisions of $2.1 million, $11.9 million and $2.0 million recorded in the first, second, and third quarters, respectively, bringing the total loan loss provision for 2002 to $16.0 million and the allowance for loan losses to $20.4 million or 3.50% of total loans at September 30, 2002.

The year-to-date results were also negatively impacted by a $1.7 million write-down in the market value of the Corporation's investment in WorldCom bonds, which resulted in a $1.1 million after tax loss in the second quarter. Subsequent to September 30, 2002, the WorldCom bonds were sold at a further loss of $15,000. The Corporation currently holds no other corporate bond investments.

LINKED QUARTER COMPARISON

A comparison of financial results for the quarter ended September 30, 2002 to the previous quarter ended June 30, 2002 (which is considered our Linked Quarter Comparison) is as follows:

                                                                                                Linked
                                                        Three Months Ended                      Quarter           Annualized
                                                     09/30/02         06/30/02                 % Change            % Change
                                                     --------         --------                 --------            --------
                                                          (dollars in millions, except per share data)
                Total Assets                           $ 789           $ 788               greater than 1%               1%
                Loans Held for Sale                     44.0             1.8                        2,344%           9,377%
                Loans (Gross)                            583             643                           -9%             -38%
                Allowance for Loan Losses               20.4            19.0                            7%              29%
                Total Deposits                           647             646               greater than 1%               1%
                Total Revenue                            9.9             8.0                           23%              94%
                Net interest Income                      6.0             6.3                           -4%             -19%
                Noninterest Income                       3.9             1.7                          125%             513%
                Loan Loss Provision                      2.0            11.9                          -83%            -330%
                Noninterest Expense                      7.7             7.8                           -1%              -5%
                Net Income                               0.2            -7.6                           --               --
                Basic Earnings Per Share               $0.04          -$1.68                           --               --
                Diluted Earnings Per Share             $0.04          -$1.68                           --               --

The Corporation reported net income for the quarter of $165,000, or $0.04 per diluted share, versus net loss of $7.6 million, or $1.68 per diluted share, for second quarter 2002.

Net interest income decreased $279,000 or 4% to $6.0 million for the three months ended September 30, 2002 compared to $6.3 for the second quarter of 2002. This decrease was largely due to a decline in loan balances and an increase in lower yielding investments.

On a linked quarter basis, loans declined $60 million while loans held for sale increased $42.2 million and total assets increased $1 million. The decline in loans was primarily due to classifying $43.8 million of loans as held for sale due to the Cleveland branch sale, which is anticipated to close in December or early 2003.

TOTAL REVENUE

                                       Three Months Ended

                          09/30/02      06/30/02     $Change      %Change
                          -----------------------------------------------
                                       (dollars in thousands)
           Total Revenue    $9,898       $8,034      $1,864         23%


Total revenue (net interest income plus noninterest income) was $9.9 million for the third quarter of 2002 compared to $8.0 million for the second quarter of 2002, up $1.9 million or 23%, primarily due to the $1.7 million writedown on the WorldCom bonds in the second quarter.

NET INTEREST INCOME

                                               Three Months Ended

                                    09/30/02  06/30/02     $Change     %Change
                                    ------------------------------------------
                                              (dollars in thousands)
           Net Interest Income       $6,040    $6,319       $-279         -4%


Net interest income for the third quarter was $6.0 million compared to $6.3 million for the second quarter of 2002. The net interest margin for the third quarter of 2002 was 3.16% compared to 3.34% for the previous quarter. The 18 basis point linked quarter decrease in the net interest margin was largely due to a 26 basis point decline in the yield on earning assets, which more than offset an 8 basis point decline in the cost of funds.

NONINTEREST INCOME

                                                 Three Months Ended

                                        09/30/02   06/30/02   $Change  %Change
                                        --------------------------------------
                                                  (dollars in thousands)
           Total Noninterest Income       $3,858     $1,715    $2,143     125%

            - Data Service Fees            2,052      1,830      +222      12%
            - Deposit Service Fees           644        673       -29      -4%
            - Gains on Sale of Loans         176         54      +122     224%


            - Gain (Loss) on Securities      136     -1,737     +1,873      -


Noninterest income for the third quarter of 2002 increased to $3.9 million from $1.7 million in the second quarter of 2002, due primarily to the $1.7 million WorldCom writedown in the second quarter. Data service fees continued their steady growth, increasing by $222,000 over the second quarter.

LOAN LOSS PROVISION

The provision for loan losses of $2.0 for the third quarter of 2002 decreased $9.9 million compared to the second quarter of 2002. The reasons for the increase in the second quarter are discussed in the "Allowance for Loan Losses" section.

NONINTEREST EXPENSE

                                                Three Months Ended

                                         09/30/02 06/30/02   $Change %Change
                                         -----------------------------------
                                               (dollars in thousands)
        Total Noninterest Expense         $7,675    $7,766      $-91    -1%

        - Salaries & Employee Benefits     3,961     3,894        67    +2%
        - Equipment Expense                1,005       966        39    +4%
        - Professional Fees                  812       812         0    +0%
        - All Other                        1,897     2,094      -197    -9%

Noninterest expense for the third quarter of 2002 was $7.7 million compared to $7.8 million for the linked quarter.

Salaries and Employee Benefits increased only $67,000 or 2%. Equipment Expense increased $39,000 or 4% due to RDSI's acquisition of BancServ and the upgrade of the mainframe computer at RDSI. Professional fees were $812,000 for both the third and the second quarter, an annualized level of $2.4 million. That level was approximately $600,000 higher than the 2001 expense, due largely to increased consulting, legal and auditing fees associated with the evaluation and management of the Corporation's problem loans. This higher level of professional fees is expected to continue into 2003 as the problem loan workout process proceeds. All Other expenses decreased $197,000 or 9%.

LOANS

                                                          As Of
                                -----------------------------------------------------
                                               % of                  % of       Inc
                                  09/30/02     Total    06/30/02     Total     (Dec)
                                  --------     -----    --------     -----     -----
                                                 (dollars in millions)

                Commercial           $362        62%       $414        64%      $(52)
                Residential           119        20%        123        19%        (4)
                Consumer              102        18%        107        17%        (5)
                                     -----                 -----                -----
                Total Loans           583                   644                  (61)

Loans decreased $61 million to $583 million at September 30, 2002. This decline is primarily the result of the Corporation's decision to sell $43.8 million of performing loans of the Cleveland branch.

Commercial, residential and consumer loans for the quarter declined 13%, 3% and 5%, respectively, as loan demand has softened and the Corporation's new lending efforts have become focused on smaller local relationships. At September 30, 2002, commercial, residential and consumer loans represented 62%, 20% and 18% respectively, of total loans, compared to 64%, 19% and 17% at June 30, 2002.

ASSET QUALITY

                                    As Of And For The Quarter Ended
                                    -------------------------------
                                         (dollars in millions)
                                                           09/30/02     06/30/02       Change
                                                           --------     --------       ------
      Non-performing loans - $                               $23.5        $21.5           $2.0
      Non-performing assets - $                               24.0         22.0            2.0
      Nonperforming assets/ loan plus OREO                    4.11%        3.42%           .69%
      Nonperforming assets/ total assets                      3.03%        2.79%            24%
      Net chargeoffs - $                                        .2          5.5           -5.3
      Net chargeoffs (annualized)/ total loans                0.12%        3.40%          -3.28%
      Loan loss provision                                      2.0         11.9           -9.9
      Allowance for loan loss - $                             20.4         19.0           +1.4
      Allowance for loan loss/ total loans                    3.50%        2.96%          +.54%
      Allowance/nonperforming loans                             89%          89%             -

Non-performing assets at September 30, 2002 were $24.0 million or 3.03% of total assets, versus $22.0 million, or 2.79% at June 30, 2002. $2.7 million of assets were added to nonperforming assets, while gross chargeoffs were $0.7 million during the third quarter. Net chargeoffs for the third quarter of 2002 were $193,000 compared to $5.5 million in the second quarter.

ALLOWANCE FOR LOAN LOSSES

The Corporation grades its loans using a seven grade system. Problem loans are classified as either:

     - Grade 5 - Substandard: Inadequately protected, with well-defined weakness that jeopardize collection of debt

     - Grade 6 - Doubtful: Inherent weaknesses well-defined and high probability of loss (impaired)

     - Grade 7 - Loss: Considered uncollectible. May have recovery or salvage value with future collection efforts (these loans are either fully reserved or charged off) (impaired)

The Corporation's allowance for loan losses has four components. Those components are shown in the following table:

                                       ----------09/30/02----------- -----------06/30/02----------- -----------12/31/01----------
                                                     ALLOCATION                     ALLOCATION                     ALLOCATION
                                         LOAN        ----------        LOAN         ----------         LOAN        ----------
                                        BALANCE     $         %       BALANCE      $         %       BALANCE      $         %
                                       ------------------------------------------------------------------------------------------
Allocations for individual               $22.9    $9.4   41.05%      $ 17.6     $7.1     40.34%        $11.1     $3.2    28.83%
commercial loans graded doubtful
(impaired)
Allocations for individual                46.7     7.1   15.20%        44.6      8.2     18.39%         26.7      1.8     6.74%
commercial loans graded substandard
"General" allowance based on             513.4     3.9    0.76%       581.1      3.7      0.64%        564.7      4.2     0.74%
chargeoff history of nine categories
of loans and allocations based on
current risk factor statistics as
compared to historical risk factor
statistics
                                       -----------------            ------------------              ------------------
                TOTAL                   $583.0   $20.4    3.50%      $643.3    $19.0      2.96%       $602.5     $9.2     1.53%

The amount of loans classified as doubtful and substandard increased $5.3 million and $2.1 million respectively from June 30, 2002. Allowance allocations on doubtful loans increased $2.3 million while allowance allocations on substandard loans decreased $1.1 million from June 30, 2002. The allowance for loan losses at September 30, 2002 was $20.4 million or 3.50% of loans compared to $19.0 million or 2.96% at June 30, 2002.

While the amount of doubtful and substandard loans and their related allowance allocations has continued to increase during 2002, the pace of increase has slowed. Management anticipates that problem loan statistics may continue to increase modestly as a result of the continuing effects of a sporadic economy on the operations of commercial customers and consumers and that such increases will begin to be offset early next year by the ongoing results of loan workout efforts to restructure and collect problem loans.

Management's estimate of the allowance for loan losses includes judgments related to the following factors:

- Physical inspections of collateral securing classified loans performed, new appraisals of collateral securing classified loans received, and other information regarding borrower collateral levels;

-    Borrower financial information received; and

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

CAPITAL RESOURCES

At September 30, 2002, actual capital levels (in millions) and minimum required levels were:

                                                                                                Minimum Required
                                                                     Minimum Required        To Be Well Capitalized
                                                                        For Capital          Under Prompt Corrective
                                                Actual               Adequacy Purposes         Action Regulations
                                                ------               -----------------         ------------------
                                          Amount      Ratio          Amount      Ratio         Amount     Ratio
                                          ------      -----          ------      -----         ------     -----
Total capital (to risk weighted assets)
     Consolidated                         $  56.8      9.2%          $ 49.5      8.0%          $ 61.9     10.0%
     State Bank                              39.2     10.5             29.7      8.0             37.1     10.0
     RFC Banking Company                     20.2      8.4             19.1      8.0             23.9     10.0

State Bank was categorized as well capitalized while the Corporation and RFCBC were categorized as adequately capitalized at September 30, 2002.

The Corporation's plans to return its and RFCBC's ratios of total capital to risk weighted assets to the well capitalized level include the sale of the loans and deposits of State Bank's Cleveland branch (which are classified as held for sale) and the sale of the loans and deposits of RFC Banking Company's Pemberville and Gibsonburg branches (which are not classified as held for sale).

RURBANC DATA SERVICES, INC. ("RDSI")

RDSI provides data processing services for 54 community banks in Ohio, Michigan and Indiana. RDSI differentiates itself from its competition through the quality of its products and the excellence of its customer service. The applications utilized by RDSI are driven by world-class software used by over 3,600 banks nationwide. Customer service encompasses on-time delivery every morning and a discipline of responding to and resolving customer questions and issues within one hour in excess of 95% of the time. RDSI provides turnkey solutions for its clients through its partnerships with vendors experienced in a full array of banking products.

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

In the past five years, RDSI's number of bank clients has more than doubled. Equally important is the growth of client banks, both in their number of customer accounts and in the breadth of services provided. Network services, Internet banking and other technical services are a rapidly growing part of RDSI's revenue.

                                                          Three Months Ended
                                                          ------------------
                                          September 30   June 30
                                              2002         2002        $ Change    % Increase
                                           --------------------------------------------------
                                                            (Dollars in Thousands)
         Data Processing Fees                $2,052      $1,830          $222          12%

WRITTEN AGREEMENT

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

The Written Agreement established 30, 60, 90 day and ongoing quarterly deadlines for submission of specific progress reports. Rurban appointed a committee of outside directors to monitor and coordinate Rurban's compliance with each provision of the agreement and its reporting timeframes. Each of the required submissions has been prepared by management, reviewed by the directors' "Compliance Committee" and submitted to the regulators in substantial compliance with the specific timeframes.

GOALS FOR 2003 AND 2004

The Corporation's near term goals include:
     -    Focus on the quality of the loan underwriting process
     -    Early identification of emerging loan portfolio risks
     -    Reduction/workout of nonperforming loans
     - Implementation of a comprehensive training program for staff, management and directors
     -    Continued focus on customer relationship management
     -    Completion of the centralization of operations functions
     - Implementation of all corrective actions necessary to achieve the release from the Written Agreement
     - Restoring earnings to a level sufficient to resume the payment of a dividend

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

LIQUID ASSETS: Total liquid assets at September 30, 2002 were $192.1 million compared to $130.4 million as December 31, 2001. Cash and due from banks totaled $53.9 million at September 30, 2002 compared to $25.3 million at December 31, 2001. The Corporations most ready source of liquidity is federal funds sold, which increased from $0 at December 31, 2001 to $28.3 million at September 30, 2002. Approximately $4.1 million of cash and due from banks is required to be maintained to meet various compensating balance and other reserve and clearing requirements. Management recognizes securities may need to be sold in the future, and has classified the entire securities portfolio, totaling $93.9 million at September 30, 2002, as available for sale. However, approximately $75.3 million of securities are pledged as collateral for certain of the Corporation's liabilities, including public funds deposits and FHLB borrowings, leaving $18.6 million as available to sell or pledge for additional borrowings. Management is actively working to sell the loans held for sale at September 30, 2002, which totaled $44.0 million.

CASH FLOWS: The cash flow statements for the periods presented provide an indication of the Corporation's sources and uses of cash as well as an indication of the ability of the Corporation to maintain an adequate level of liquidity from ongoing operations.

Net cash from operating activities for the nine months ended September 30, 2002 and 2001 was $8.0 million and $7.1 million. The net cash flows from operating activities primarily include net income / (loss) for the periods and adjustments for various non-cash expenses such as the provision for loan losses, the impairment loss on WorldCom bonds and other depreciation and amortization.

Net cash flow from investing activities was $65.0 million and $(13.6) million for the nine months ended September 30, 2002 and 2001. The net cash flows from investing activities primarily include loan growth, normal maturities and reinvestment of securities, premises and equipment expenditures and a one time net cash receipt resulting from the Oakwood acquisition.

Net cash flow from financing activities was $(44.4) million and $21.1 million for the nine months ended September 30, 2002 and 2001. The net cash flows from financing activities are primarily attributable to changes in deposits, net borrowings from the Federal Home Loan Bank, and other borrowed funds.

OFF-BALANCE-SHEET BORROWING ARRANGEMENTS: Significant additional off-balance-sheet liquidity is available in the form of FHLB advances, unused federal funds lines from correspondent banks, the national certificate of deposit market and the Federal Reserve Bank Discount Window. While such additional off-balance-sheet liquidity is available, the Written Agreement between Rurban, State Bank, the Federal Reserve Bank of Cleveland and the Ohio Division of Financial Institutions requires Rurban and State Bank to obtain written approval of the Federal Reserve Bank of Cleveland and the Ohio Division of Financial Institutions prior to directly or indirectly incurring any debt.

Approximately $84.2 million of residential first mortgage loans of the Corporation's $119.5 million portfolio qualify to collateralize FHLB borrowings and have been pledged to meet FHLB collateralization requirements as of September 30, 2002. In addition to residential first mortgage loans, $3.0 million in fed funds sold to FHLB and $4.2 million in investment securities are pledged to meet FHLB collateralization requirements. Based on the current collateralization requirements of the FHLB, approximately $7.4 million of additional borrowing capacity exists at September 30, 2002.

At December 31, 2001, the Corporation had unused federal funds lines totaling approximately $32.2 million from five correspondent banks. As of September 30, 2002, the Corporation had unused federal funds lines totaling approximately $27.5 million from three correspondent banks. Federal funds borrowed were $0 at September 30, 2002 and December 31, 2001.

Because RFCBC was not classified as well capitalized at September 30, 2002, it required approval from its respective regulatory agencies prior to accepting any new brokered certificates of deposit. In August, RFCBC received approval from FDIC to issue up to $10.5 million in broker certificates of deposit to replace maturing brokered deposits. That waiver expired October 31, 2002. No new broker deposits were issued during the waiver period. At September 30, 2002, RFCBC had approximately $44.8 million in certificates of deposit which have been accepted from brokers. Approximately $18.7 million of those certificates of deposit mature within the next year.

Approximately $32.8 million of performing commercial loans are pledged to the Federal Reserve Discount Window to establish additional borrowing capacity of $16.4 million. Such loans are pledged for contingency funding purposes and to date this borrowing capacity has not been used.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following table compares rate sensitive assets and liabilities as of September 30, 2002 to December 31, 2001.

Principal/notational amount maturing in:
(Dollars in thousands)

                                                      First               Years
                                                      Year               2 to 5           Thereafter          Total
                                                      ----               ------           ----------          -----
Comparison of 9/30/02 to 12/31/01
Total rate sensitive assets:
   At September 30, 2002                           $    333,180       $    281,596      $    134,298     $    749,074
   At December 31, 2001                                 304,536            297,113           103,614          705,263
                                                   ------------       ------------      ------------     ------------
   Increase (decrease)                             $     28,644       $    (15,517)           30,684     $     43,811
                                                   ============       ============      ============     ============

Total rate sensitive liabilities:

   At September 30, 2002                           $    361,093       $    251,110      $    127,057     $    739,260
   At December 31, 2001                                 371,811            199,079           119,095          689,985
                                                   ------------       ------------      ------------     ------------
   Increase (decrease)                             $    (10,718)      $     52,031      $      7,962     $     49,275
                                                   ============       ============      ============     ============


Total rate sensitive assets increased approximately $43.8 million for the nine months ended September 30, 2002 due primarily to the acquisition of the failed Oakwood Deposit Bank in February from the FDIC. At September 30, 2002, the outstanding balance of loans acquired from Oakwood totaled approximately $21.6 million. Most of these loans are fixed rate ($15.9 million) and are one of the primary causes of the $30.7 million increase in the "Thereafter" category. An increase in federal funds sold accounts for the $28.6 million increase in the "First Year" category.

Total rate sensitive liabilities increased approximately $49.3 million for the nine months ended September 30, 2002 due primarily to $26.2 million in deposits from Oakwood and a $7.0 million draw on the Corporation's line of credit which was used to provide capital to State Bank for the Oakwood acquisition, and a $14 million increase in retail deposits.

During the past nine months, maturing broker certificates of deposit and federal funds borrowed have been replaced with intermediate term (2-4 years) fixed rate broker deposits and certificates of deposit specials, accounting for the $52 million dollar increase in rate sensitive liabilities in the "Years 2 to 5" category. This result is part of Rurban's strategy to lengthen liabilities during the low interest rate cycle. Decrease in federal funds borrowed was the largest part of the $10.7 million decrease in the "Year 1" category. Transaction accounts (DDA, NOW, MMA and Savings) account for the $8.0 million increase in the "Thereafter" category.

Included in the above numbers are $44.0 million in loans and $26.2 million in deposits held for sale (assigned to the Cleveland Branch). This branch has been offered for sale. As of September 30, 2002, a contract has not been signed on this proposed sale, therefore the loans and deposits are included based on their contractual maturity dates.

ITEM 4. CONTROLS AND PROCEDURES

Within the 90-day period prior to the filing date of this report, an evaluation was carried out under the supervision and with the participation of Rurban Financial Corp.'s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934). Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are, to the best of their knowledge, effective to ensure that information required to be disclosed by Rurban Financial Corp. in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Prior to and during this evaluation, certain significant deficiencies or material weaknesses in internal controls existed, namely:
     - Certain loan officers failed to comply with the loan policy requirements for underwriting, documentation and approval processes.
     - Oversight of loan officer actions and compliance with loan policy was not effective in certain instances.
     - The internal loan grading and loan review processes were not adequate to identify certain loan quality deficiencies.
     - Loan policy, procedures and controls over loans to higher risk borrowers, such as leasing companies, were not commensurate with the borrowers' risk.

The following actions have been taken to correct deficiencies in internal controls:
     - Replacement of managers who failed to provide proper lending oversight and lenders who failed to comply with lending policies and procedures.
     - Increased emphasis on the timeliness of the process of monitoring and reporting changes in borrowers' financial condition.
     - Enforcement of the procedure to maintain an up-to-date evaluation of the collateral value for all classified loans, to facilitate the calculation of potential losses and strengthen credits where possible.
     - Establishment of a more independent lending oversight structure including:
          - Creation of a new Loan Review manager position reporting directly to a newly created "Loan Review Committee" of the Board of Directors.
          - Creation of a new Credit Administration manager position reporting to the Operations area of the organization independent of the Lending function.
          - The hiring of an outside firm by the Audit Committee of the Board to perform an independent loan review and report its results directly to the Loan Review Committee of the Board of Directors.
     - Discontinuation of the majority of lending in the leasing line of business.
     - Development and adoption of a new loan policy to provide improved guidance and control over the lending process.

Our Chief Executive Office and Chief Financial Officer have concluded that the results of the corrective actions taken by Rurban Financial Corp. have been effective in addressing such significant deficiencies and material weaknesses in internal controls.

Subsequent to the date of their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that there were no significant changes in Rurban Financial Corp's internal controls or in other factors that could significantly affect its internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
    Not applicable

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
    Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
    Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
    Not applicable

ITEM 5. OTHER INFORMATION
    Not applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a.       Exhibits

         99.1 - Certification of Chief Executive Officer Pursuant to Title 18 USC Section 1350

         99.2 - Certification of Chief Financial Officer Pursuant to Title 18 USC Section 1350

b.       Reports on Form 8-K

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

         A Form 8-K was filed on September 25, 2002 to report the dismissal of Crowe, Chizek and Company LLP as the Registrant's principal accountant effective November 15, 2002 and to report that the Registrant had engaged BKD, LLP as its principal accountants.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

RURBAN FINANCIAL CORP.


Date:  November 14, 2002           By     /s/ Kenneth A. Joyce
      ------------------                  ---------------------
                                          Kenneth A. Joyce
                                          President & Chief
                                          Executive Officer


                                   By     /s/ Richard C. Warrener
                                          -----------------------
                                          Richard C. Warrener
                                          Executive Vice President &
                                          Chief Financial Officer

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Kenneth A Joyce, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Rurban Financial
     Corp.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002                    By     /s/ Kenneth A. Joyce
       -----------------                           --------------------
                                                    Kenneth A. Joyce
                                                    President & Chief
                                                    Executive Officer

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Richard C. Warrener, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Rurban Financial
     Corp.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002           By     /s/ Richard C. Warrener
                                          -----------------------
                                          Richard C. Warrener
                                          Executive Vice President &
                                          Chief Financial Officer