Form 10-K
period 2002-12-31
RURBAN FINANCIAL CORP
filed 2003-03-31
CIK 767405

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

(MARK ONE)

[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
        FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

                                       OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ___________ TO ____________

Commission File Number 0-13507


                             RURBAN FINANCIAL CORP.
       ------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


            Ohio                                              34-1395608
-------------------------------                        -------------------------
(State or other jurisdiction of                            (I.R.S. Employer
 Incorporation or organization)                           Identification No.)


401 Clinton Street, Defiance, Ohio                              43512
----------------------------------------               -------------------------
(Address of principal executive offices)                      (Zip Code)


Registrant's telephone number, including area code:        (419) 783-8950
                                                       -------------------------


Securities registered pursuant to Section 12(b) of the Act:        None
                                                            --------------------

Securities registered pursuant to Section 12(g) of the Act:

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

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act). Yes     No X
                                      ---    ---

The aggregate market value of the common shares of the Registrant held by non-affiliates computed by reference to the price at which the common were last sold as of the last business day of the Registrant's most recently completed second fiscal quarter was $48,423,314 (the last sale for the second quarter actually occurred June 28, 2002).

Common Shares, Without Par Value (4,565,721 outstanding at March 3, 2003)

Documents Incorporated by Reference: Portions of the Registrant's definitive Proxy Statement for its Annual Meeting of Shareholders to be held on April 28, 2003 are incorporated by reference into Part III of this Annual Report on Form 10-K.

               Exhibit Index on Page 96 (as numbered sequentially)

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

General Description of Holding Company Group

State Bank

     State Bank is an Ohio state-chartered bank. State Bank presently operates six branch offices in Defiance County, Ohio (five in the city of Defiance and one in Ney), three branch offices in adjacent Paulding County, Ohio (one each in Paulding, Oakwood and Grover Hill), three branch offices in Fulton County, Ohio (one in each of Delta, Lyons and Wauseon) and one branch office in Summit County (Westlake). The Westlake branch will be closed during the second quarter of 2003. At December 31, 2002, State Bank had 102 full-time equivalent employees.

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

     RFS has one office. The office is located in State Bank's main offices in Defiance, Ohio. At December 31, 2002, RFS had 20 full-time equivalent employees.

     RMC

     RMC is an Ohio corporation with its main office located in Defiance, Ohio. RMC is a wholly-owned subsidiary of State Bank. RMC ceased originating mortgage loans in the second quarter of 2000.

     At December 31, 2002, RMC had no employees.

RFC Banking Company

     Effective June 30, 2001, Peoples Bank, First Bank of Ottawa and Citizens Savings Bank merged to form an Ohio state-chartered bank, RFC Banking Company. RFCBC provides checking and NOW accounts; passbook savings and money market accounts; time certificates of deposit; an automatic teller machine; commercial, consumer, agricultural and residential loans; personal and corporate trust services; commercial leasing; bank credit card services; safe deposit box rentals and other personalized banking services. At December 31, 2002, RFCBC had 55 full-time equivalent employees.

     On December 30, 2002, an agreement was signed to sell the branches, loans and deposits of the Citizens Savings Bank division of RFCBC to the Union Bank. The transaction is expected to close in late March or early April of 2003. The closing of the transaction is subject to standard closing conditions.

     On February 22, 2003, an agreement was signed to sell the branches and certain performing loans of the Peoples Banking Company and First bank of Ottawa divisions of RFCBC to First Federal Bank of the Midwest. The transaction is expected to close in June 2003. The closing of the transaction is subject to standard closing conditions.

     Each of the RFCBC divisions described below maintains the following offices and operates under the following bank names.

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

RDSI

     Substantially all of RDSI's business is comprised of providing data processing services to 52 financial institutions in Ohio, Michigan and Indiana (including State Bank and RFCBC), including information processing for financial institution customer services, loan and deposit account information and data analysis. At December 31, 2002, RDSI had 55 full-time equivalent employees.

Rurban Life

     Rurban Life commenced its business of transacting insurance as an Arizona life and disability reinsurer in January, 1988. Rurban Life accepts reinsurance ceded in part by AGAC from the credit life and disability insurance purchased by customers of State Bank and RFCBC (through its divisions,

Peoples Bank, First Bank of Ottawa and Citizens Savings Bank) from AGAC in connection with revolving credit loans secured by mortgages and with certain installment loans made to such customers by State Bank and RFCBC (though its divisions, Peoples Bank, First Bank of Ottawa and Citizens Savings Bank). The operations of Rurban Life do not materially impact the consolidated results of operations of the Corporation. As of December 31, 2002, Rurban Life has not accepted any other reinsurance. In August 2000, the Corporation's banks ceased issuing credit life and disability insurance contracts through AGAC. In September 2000, the Corporation's banks entered into agreements with Individual Assurance Corporation ("IAC") and began issuing credit life and disability insurance contract through IAC. At December 31, 2002, Rurban Life had no employees.

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

Regulation of Bank Holding Companies and Their Subsidiaries in General

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

     Subject to the terms and conditions of the written agreement with the federal and state banking regulators described in the paragraph below, the ability of the Corporation to obtain funds for the payment of dividends and for other cash requirements is largely dependent on the amount of dividends which may be declared by its subsidiary banks and other subsidiaries. However, the Federal Reserve Board expects the Corporation to serve as a source of strength to its subsidiary banks, which may require it to retain capital for further investment in the subsidiaries, rather than for dividends to shareholders of the Corporation. State Bank and RFCBC may not pay dividends to the Corporation if, after paying such dividends, they would fail to meet the required minimum levels under the risk-based capital guidelines and the minimum leverage ratio requirements. State Bank and RFCBC must have the approval of their respective regulatory authorities if a dividend in any year would cause the total dividends for that year to exceed the sum of the current year's net profits and the retained net profits for the preceding two years, less required transfers to surplus. Payment of dividends by the bank subsidiaries may be restricted at any time at the discretion of the regulatory authorities, if they deem such dividends to constitute an unsafe and/or unsound banking practice. These provisions could have the effect of limiting the Corporation's ability to pay dividends on its outstanding common shares.

Written Agreement

     On July 9, 2002, the Corporation and State Bank announced they entered into a Written Agreement ("Agreement") with the Federal Reserve Bank of Cleveland and the Ohio Division of Financial Institutions on July 5, 2002. The Agreement was the result of an examination of State Bank as of December 31, 2001, which was conducted in March and April 2002.

     The results of the November 4, 2002 regulatory examinations indicated that as of that date, Rurban and State Bank were not in full compliance with certain provisions of the Agreement. Management expects to be in substantial compliance with each of the provisions of the Agreement by mid-2003.

     The Corporation and RFCBC have been advised by RFCBC's regulators, the FDIC and the Ohio Division of Financial Institutions, that the preliminary results of the November 4, 2002 examination of RFCBC indicated that RFCBC may be presented with a formal agreement based on concerns raised. RFCBC's December 31, 2002 total risk-based capital ratio was 8.1%, above the "adequately capitalized" minimum of 8%. The anticipated March closing of the sale of the Citizens division (see note 5 to the consolidated financial statements for further information) is expected to improve the total risk-based capital ratio to approximately 15%.

     State Bank and RFCBC are prohibited from paying dividends to Rurban without prior regulatory approval. Rurban is prohibited from paying Trust Preferred "dividends" and common stock dividends without prior regulatory approval.

Transactions with Affiliates, Directors, Executive Officers and Shareholders

     On October 31, 2002, the Federal Reserve Board approved Regulation W which comprehensively implements Sections 23A and 23B of the Federal Reserve Act. Sections 23A and 23B and Regulation W restrict transactions by banks and their subsidiaries with their affiliates. An affiliate of a bank is any company or entity which controls, is controlled by or is under common control with the bank.

     Generally, Sections 23A and 23B and Regulation W:

     - limit the extent to which a bank or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of that bank's capital stock and surplus (i.e., tangible capital);

     - limit the extent to which a bank or its subsidiaries may engage in "covered transactions" with all affiliates to 20% of that bank's capital stock and surplus; and

     - require that all such transactions be on terms substantially the same, or at least as favorable to the bank or subsidiary, as those provided to a non-affiliate.

The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and other similar types of transactions.

     Regulation W will become effective on April 1, 2003 and upon its effective date, all existing Federal Reserve Board interpretations of Sections 23A and 23B will be rescinded.

     A bank's authority to extend credit to executive officers, directors and greater than 10% shareholders, as well as entities such persons control, is subject to Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O promulgated thereunder by the Federal Reserve Board. Among other things, these loans must be made on terms substantially the same as those offered to unaffiliated individuals and must not involve a greater than normal risk of repayment. In addition, the amount of loans a bank may make to these persons is based, in part, on the bank's capital position, and specified approval procedures must be followed in making loans which exceed specified amounts.

Regulatory Capital

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

     The Corporation and RFCBC at year end 2002 were categorized as adequately capitalized while State Bank was categorized as well capitalized. The Corporation and RFCBC were categorized as well capitalized at year end 2001. State Bank was categorized as adequately capitalized at year end 2001.

Prompt Corrective Regulatory Action

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

                               RECENT LEGISLATION

     On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act"). The stated goals of the Sarbanes-Oxley Act are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures made pursuant to the securities laws. The changes are intended to allow shareholders to monitor the performance of companies and directors more easily and efficiently.

     The Sarbanes-Oxley Act generally applies to all companies, both U.S. and non-U.S., that file or are required to file periodic reports with the SEC under the Exchange Act. Further, the Sarbanes-Oxley Act includes very specific additional disclosure requirements and new corporate governance rules, requires the SEC, securities exchanges and The NASDAQ Stock Market to adopt extensive additional disclosure, corporate governance and other related rules and mandates further studies of certain issues by the SEC and the Comptroller General of the United States. Given the extensive SEC role in implementing rules relating to many of the Sarbanes-Oxley Act's new requirements, the final scope of many of these requirements remains to be determined.

     The Sarbanes-Oxley Act addresses, among other matters: audit committees; corporate responsibility for financial reports; a requirement that chief executive and chief financial officers forfeit certain bonuses and profits if their companies issue an accounting restatement as a result of misconduct; a prohibition on insider trading during pension fund black out periods; disclosure of off-balance sheet transactions; conditions for the use of pro forma financial information; a prohibition on personal loans to directors and executive officers (excluding loans by insured depository institutions that are subject to the insider lending restrictions of the Federal Reserve Act); expedited filing requirements for stock transaction reports by officers and directors; the formation of the Public Company Accounting Oversight Board; auditor independence; and various increased criminal penalties for violations of securities laws.

     The Board of Directors of the Corporation is in the process of reviewing the requirements of the Sarbanes-Oxley Act and the rules and regulations promulgated by the SEC implementing the Sarbanes-Oxley Act as well as the rules proposed by Nasdaq related to corporate governance matters. The Board of Directors intends to take appropriate action to comply with Nasdaq and SEC rules as those rules are finalized and implemented.

Statistical Financial Information Regarding the Corporation

     The following schedules and tables analyze certain elements of the consolidated balance sheets and statements of income of the Corporation and its subsidiaries, as required under Exchange Act Industry Guide 3 promulgated by the Securities and Exchange Commission, and should be read in conjunction with the narrative analysis presented in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements of the Corporation and its subsidiaries included at pages F-1 through F-39 of this Annual Report on Form 10-K.

I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

     The following are the condensed average balance sheets for the years ending December 31 and the interest earned or paid on such amounts and the average interest rate thereon:


                                          2002                           2001                           2000
                              ----------------------------- ------------------------------- -----------------------------
                               Average               Avg     Average                 Avg     Average               Avg
                               Balance   Interest   Rate     Balance    Interest    Rate     Balance   Interest   Rate
                              -------------------------------------------------------------------------------------------
                                                                (dollars in thousands)
ASSETS:
Securities (1)
   Taxable                      $98,383    $4,781    4.86%     $86,093     $5,463    6.35%    $76,005    $4,978    6.55%
   Non-taxable (2)                6,276       333    5.31%       8,390        615    7.33%     11,907       897    7.53%
Federal funds sold               15,146       295    1.95%       4,758        167    3.51%        842        48    5.70%
Loans, net (3)                  627,685    43,295    6.90%     583,239     50,483    8.66%    542,412    50,405    9.29%
                              ---------- --------- -------- ----------- ---------- -------- ---------- --------- --------
   Total earning assets         747,490    48,704    6.52%     682,480     56,728    8.31%    631,166    56,328    8.92%
Cash and due from banks          26,124                         24,496                         18,474
Allowance for loan losses      (15,801)                        (7,627)                        (6,652)
Premises and equipment           13,658                         12,090                         10,960
Other assets                     19,620                         11,388                         11,575
                              ----------                    -----------                     ----------
   Total assets                $791,091                       $722,827                       $665,523
                              ==========                    ===========                     ==========

LIABILITIES:
Deposits
   Savings and interest-
   Bearing
   Demand deposits             $185,357    $2,578     1.39%   $160,936     $4,245     2.64%   $167,697    $5,858    3.49%
   Time deposits                409,363    17,723     4.33%    385,059     22,169     5.76%    326,957    19,034    5.82%
Short-term borrowings            17,541       305     1.74%      8,916        302     3.39%     19,961     1,359    6.81%
Advances from FHLB               53,595     2,923     5.45%     51,760      2,987     5.77%     43,769     2,707    6.18%
Junior subordinated
debentures                       10,000     1,075    10.75%     10,000      1,048    10.48%      3,230       336   10.40%
Other borrowed funds              5,400       209     3.87%          -         27         -      4,315       341        -
                              ---------- --------- --------- ---------- ---------- --------- ---------- --------- --------
   Total interest               681,197    24,813     3.64%    616,373     30,778     4.99%    565,929    29,635    5.24%
                                         ---------                      ----------                      ---------

--------------------------------------------------------------------------------

(1)  Securities averages include fair value adjustments.
(2) Interest is computed on a tax equivalent basis using a 34% statutory tax rate. The tax equivalent adjustment was $113, $209 and $305 in 2002, 2001 and 2000.
(3) Nonaccruing loans and loans held for sale are included in the average balances.


                              ---------- --------- --------- ---------- ---------- --------- ---------- --------- --------
bearing
 liabilities
                                          ---------                      ---------                       ---------
Demand deposits                  51,888                         47,208                          43,773
Other liabilities                13,273                          6,240                           9,194
                              ----------                     ----------                      ----------
   Total liabilities            746,417                        670,119                         618,896
Shareholder's equity             44,674                         52,708                          46,627
                              ----------                     ----------                      ----------

Total liabilities and
shareholders' equity           $791,091                       $722,827                        $665,523
                              ==========                     ==========                      ==========

Net interest income (tax
equivalent basis)                         $23,891                         $25,950                        $26,693
                                         =========                      ==========                      =========

Net interest income as a
percent
Of average interest-earning                           3.20%                           3.80%                         4.23%
assets


--------------------------------------------------------------------------------

(1)  Securities averages include fair value adjustments.
(2) Interest is computed on a tax equivalent basis using a 34% statutory tax rate. The tax equivalent adjustment was $113, $209 and $305 in 2002, 2001 and 2000.
(3) Nonaccruing loans and loans held for sale are included in the average balances.

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

     Interest on non-taxable securities has been adjusted to a fully tax equivalent basis using a statutory tax rate of 34% in 2002, 2001 and 2000.


                                                 Total
                                               Variance            Variance Attributable To
                                               2002/2001            Volume              Rate
                                               ---------            ------              ----
INTEREST INCOME                                             (dollars in thousands)
     Securities
         Taxable                           $         (682)    $          711    $         (1,393)
         Non-taxable                                 (282)              (135)               (147)
     Federal funds sold                               128                230                (102)
     Loans, net of unearned income
       and deferred loan fees                      (7,188)             3,634             (10,822)
                                           ---------------    --------------    -----------------
                                                   (8,024)             4,440             (12,464)
                                           ---------------    --------------    -----------------

INTEREST EXPENSE
     Deposits
         Savings and interest-bearing
           demand deposits                         (1,667)               570              (2,237)
         Time deposits                             (4,446)             1,329              (5,775)
     Short-term borrowings                              3                198                (195)
     Advances from FHLB                               (64)               104                (168)
     Junior subordinated debentures                    27                  0                  27
     Other borrowed funds                             182                182                   0
                                           --------------     --------------    ----------------
                                                   (5,965)             2,383              (8,348)
                                           ---------------    --------------    -----------------

NET INTEREST INCOME                        $       (2,059)    $        2,057    $         (4,116)
                                           ===============    ==============    =================


I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL (Continued)


                                                    Total
                                                  Variance           Variance Attributable To
                                                  2001/2000          Volume               Rate
                                                  ---------          ------               ----
INTEREST INCOME                                                     (dollars in thousands)
     Securities
         Taxable                              $          485     $          644    $           (159)
         Non-taxable                                    (282)              (258)                (24)
     Federal funds sold                                  119                144                 (25)
     Loans, net of unearned income
       and deferred loan fees                             78              3,658              (3,580)
                                              --------------     --------------    ----------------
                                                         400              4,188              (3,788)
                                              --------------     --------------    -----------------

INTEREST EXPENSE
     Deposits
         Savings and interest-bearing
           demand deposits                            (1,613)              (228)             (1,385)
         Time deposits                                 3,136              3,347                (212)
     Short-term borrowings                            (1,057)              (554)               (503)
     Advances from FHLB                                  279                470                (190)
     Junior subordinated debentures                      712                709                   3
     Other borrowed funds                               (314)              (157)               (157)
                                              --------------     --------------    ----------------
                                                       1,143              3,587              (2,444)
                                              --------------     --------------    ----------------

NET INTEREST INCOME                           $         (743)    $          601    $         (1,344)
                                              ==============     ==============    ================


II.  INVESTMENT PORTFOLIO

     A. The book value of securities available for sale as of December 31 are summarized as follows:

                                                   2002                2001                2000
                                                   ----                ----                ----
                                                               (dollars in thousands)
     U.S. Treasury and Government agencies    $        54,801     $        16,881    $         22,896
     Mortgage-backed securities                        55,643              62,981              49,931
     State and political subdivisions                   4,518               4,798              12,575
     Marketable equity securities                          97                 300                 358
     Mutual Funds                                           -              10,000                   -
     Other securities                                      50               6,180                   -
                                              ---------------     ---------------    ----------------

                                              $      115,109      $       101,140    $         85,760
                                              ===============     ===============    ================

     B. The maturity distribution and weighted average yield of securities available for sale at December 31, 2002 are as follows:

                                                   -----------------------------Maturing--------------------------
                                                                   After One Year   After Five Years
                                                       Within        But Within        But Within         After
                                                      One Year       Five Years         Ten Years       Ten Years
                                                      --------       ----------         ---------       ---------
U.S. Treasury and Government agencies              $      44,943   $         8,652   $       1,206   $            -
States and political
  subdivisions                                                10             1,094           2,098            1,316
Mortgage-backed securities                                   770             1,217          13,200           40,456
Other securities                                                                50
                                                   -------------   ---------------   -------------   --------------

                                                   $      45,723   $        11,013   $      16,504   $       41,772
                                                   =============   ===============   =============   ==============

Weighted average yield (1)                                 1.37%            2.40%            5.16%           4.54%


     (1)  Yields are not presented on a tax-equivalent basis.

     The weighted average interest rates are based on coupon rates for securities purchased at par value and on effective interest rates considering amortization or accretion if the securities were purchased at a premium or discount.

     C. Excluding those holdings of the investment portfolio in U.S. Treasury securities and other agencies of the U.S. Government, there were no other securities of any one issuer which exceeded 10% of the shareholders' equity of the Corporation at December 31, 2002.

III. LOAN PORTFOLIO

     A. Types of Loans - Total loans on the balance sheet are comprised of the following classifications at December 31 for the years indicated:

                             2002               2001               2000                1999               1998
                             ----               ----               ----                ----               ----
                                                           (dollars in thousands)
Commercial and
  agricultural     $         321,726   $        388,673   $         362,928   $         326,564   $         248,841
Real estate
  mortgage                    84,432            106,689             107,718              80,704              72,225
Consumer
  loans to
individuals                   60,139             76,513              81,063              77,110              60,224
Lease financing               21,509             28,752              25,279              17,300              13,021
                    ----------------   ----------------   -----------------   -----------------   -----------------

                   $        487,806    $        600,627   $         576,988   $         501,678   $         394,311
                   =================   ================   =================   =================   =================

Loans held
  for resale       $         63,536    $              0   $               0   $               0   $               0
                    ================   ================   =================   =================   =================

Real estate
  mortgage
  loans held
  for resale       $               0   $            440   $           1,167   $           7,150   $          18,509
                    ================   ================   =================   =================   =================



Concentrations of Credit Risk: The Corporation grants commercial, real estate and installment loans to customers mainly in northern Ohio. Commercial loans include loans collateralized by commercial real estate, business assets and agricultural loans collateralized by crops and farm equipment. As of December 31, 2002, commercial and agricultural loans make up approximately 66% of the loan portfolio and the loans are expected to be repaid from cash flow from operations of businesses. As of December 31, 2002, residential first mortgage loans make up approximately 17% of the loan portfolio and are collateralized by first mortgages on residential real estate. As of December 31, 2002, consumer loans to individuals make up approximately 17% of the loan portfolio and are primarily collateralized by consumer assets.

     B. Maturities and Sensitivities of Loans to Changes in Interest Rates - The following table shows the amounts of commercial and agricultural loans outstanding as of December 31, 2002 which, based on remaining scheduled repayments of principal, are due in the periods indicated. Also, the amounts have been classified according to sensitivity to changes in interest rates for commercial and agricultural loans due after one year. (Variable-rate loans are those loans with floating or adjustable interest rates.)

                                                        Commercial and
                                 Maturing                Agricultural
                                 --------                ------------
              Within one year                           $      122,279
              After one year but within five years             106,923
              After five years                                  92,524
                                                        --------------

                                                        $      321,726
                                                        ==============

              Commercial and Agricultural

                                                   Interest Sensitivity
                                                   --------------------
                                                 Fixed            Variable
                                                 Rate               Rate               Total
                                                 ----               ----               -----
                                                                 (dollars in thousands)
              Due after one year but
                within five years         $         45,673     $        61,250    $       106,923
              Due after five years                  15,013              77,511             92,524
                                          ----------------     ---------------    ---------------

                                          $         60,686     $       138,761    $       199,447
                                          ================     ===============    ===============


     C.   Risk Elements

          1. Nonaccrual, Past Due, Restructured and Impaired Loans - The following schedule summarizes nonaccrual, past due, restructured and impaired loans at December 31.


                                           2002              2001           2000            1999           1998
                                           ----              ----           ----            ----           ----
                                                                   (dollars in thousands)
(a)     Loans accounted for on a
          nonaccrual basis              $   18,259       $   12,557    $    2,950      $    1,403      $    1,880

(b)     Accruing loans which
          are contractually
          past due 90 days or
          more as to interest
          or principal payments                476            2,131         1,927             809 (1)       1,742

(c)     Loans not included in (a)
          which are "Troubled
          Debt Restructurings" as
          defined by Statement of
          Financial Accounting
          Standards No. 15                       -                -         3,911               -               -
                                        ----------       ----------    ----------      ----------      ----------
          Total non-performing
            loans                       $   18,735       $   14,688    $    8,788      $    2,212      $    3,622
                                        ----------       ----------    ----------      ----------      ----------

(d)     Other loans defined as
         impaired                       $    3,166       $        -    $    1,624      $    1,103      $        -
                                        ==========       ==========    ==========      ==========      ==========


Management believes the allowance for loan losses at December 31, 2002 is adequate to absorb any losses on nonperforming loans, as the allowance balance is maintained by management at a level considered adequate to cover losses that are probable based on past loss experience, general economic conditions, information about specific borrower situations including their financial position and collateral values, and other factors and estimates which are subject to change over time.

                                                                            2002
                                                                            ----
                                                                        (In thousands)

         Gross interest income that would have been recorded in
         2002 on nonaccrual loans outstanding at December 31,
         2002 if the loans had been current, in accordance with
         their original terms and had been outstanding
         throughout the period or since origination if held for
         part of the period                                                $2,234

         Interest  income  actually  recorded on  nonaccrual  loans and
         included in net income for the period                                694
                                                                        ---------

         Interest income not recognized during the period                 $ 1,540
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

               2.   Potential Problem Loans

                    As of December 31, 2002, in addition to the $18,735,000 of loans reported under Item III. C. 1. (which includes all loans classified by management as doubtful or loss), there are approximately $58,802,000 in other outstanding loans where known information about possible credit problems of the borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms (loans classified as substandard by management) and which may result in disclosure of such loans pursuant to Item III. C. 1. at some future date. In regard to loans classified as substandard, management believes that such potential problem loans have been adequately evaluated in the allowance of loan losses.

          3.   Foreign Outstandings

               None

          4.   Loan Concentrations

               At December 31, 2002, loans outstanding related to agricultural operations or collateralized by agricultural real estate aggregated approximately $68,954,000.

     D.   Other Interest-Bearing Assets

          There are no other interest-bearing assets as of December 31, 2002 which are required to be disclosed under Item III. C. 1 or Item III.
          C. 2. if such assets were loans.

IV.  SUMMARY OF LOAN LOSS EXPERIENCE

     A. The following schedule presents an analysis of the allowance for loan losses, average loan data and related ratios for the years ended December 31:


                                                         2002                 2001                 2000
                                                         ----                 ----                 ----
                                                                     (dollars in thousands)
LOANS
     Loans outstanding at end of period (1)       $         551,011    $        600,731     $        577,803
                                                  ==================   ================     ================

     Average loans outstanding during period (1)  $         627,685    $        583,239     $        542,412
                                                  ==================   ================     ================

ALLOWANCE FOR LOAN LOSSES
     Balance at beginning of period               $           9,239    $          7,215     $          6,194
     Assumed in acquisition                                   1,427
     Loans charged-off
          Commercial and agricultural loans                 (19,584)             (6,089)                (641)
          Real estate mortgage                                 (496)                (54)                 (22)
          Consumer loans to individuals                      (1,693)             (1,030)                (906)
                                                  ------------------   ----------------     ----------------
                                                            (21,773)             (7,173)              (1,569)

     Recoveries of loans previously charged-off
          Commercial and agricultural loans                     892                 110                  106
          Real estate mortgage                                   28                   1                   23
          Consumer loans to individuals                         351                 353                  362
                                                  -----------------    ----------------     ----------------
                                                              1,271                 464                  491
                                                  -----------------    ----------------     ----------------

 Net loans charged-off                                      (20,502)             (6,709)              (1,079)

 Provision for loan losses                                  (27,530)              8,733                2,100
                                                  ------------------   ----------------     ----------------

 Balance at end of period                         $          17,694    $          9,239     $          7,215
                                                  ==================   ================     ================

 Ratio of net charge-offs during the period to
   average loans outstanding during the period                 3.27%               1.15%                 .20%
                                                               ====                ====                  ===



                                                          1999                1998
                                                          ----                ----
                                                           (dollars in thousands)
LOANS
     Loans outstanding at end of period (1)       $         508,481     $        412,479
                                                  =================     ================

     Average loans outstanding during period (1)  $         461,343     $        376,126
                                                  =================     ================

ALLOWANCE FOR LOAN LOSSES
     Balance at beginning of period               $           5,409     $          5,240
     Assumed in acquisition
     Loans charged-off
          Commercial and agricultural loans                    (578)                (885)
          Real estate mortgage                                  (25)                 (60)
          Consumer loans to individuals                        (489)                (390)
                                                  -----------------     ----------------
                                                             (1,092)              (1,335)

     Recoveries of loans previously charged-off
          Commercial and agricultural loans                     327                  248
          Real estate mortgage                                   72                    4
          Consumer loans to individuals                         263                  173
                                                  -----------------     ----------------
                                                                662                  425
                                                  -----------------     ----------------

 Net loans charged-off                                         (430)                (911)

 Provision for loan losses                                    1,215                1,080
                                                  -----------------     ----------------

 Balance at end of period                         $           6,194     $          5,409
                                                  =================     ================

 Ratio of net charge-offs during the period to
   average loans outstanding during the period                  .09%                 .24%
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

                                    -----------------------Allocation of the Allowance for Loan Losses----------------
                                                           -------------------------------------------

                                                 Percentage                    Percentage                  Percentage
                                                  of Loans                      of Loans                    of Loans
                                                   In Each                       In Each                     In Each
                                                 Category to                   Category To                 Category to
                                     Allowance      Total        Allowance        Total      Allowance        Total
                                      Amount        Loans        ---------       Amount       Loans          Amount
                                      ------        -----                         -----       ------          -----
                                      Loans
                                     December 31, 2002           December 31, 2001*            December 31, 2000
                                     -----------------           -----------------             -----------------

Commercial, and agricultural     $       16,518      66.0%    $       8,222       64.7%   $        5,365      62.9%
Residential first mortgage                  204      17.3               126       17.8               202      18.7
Consumer loans to
  individuals                               972      16.7               891       17.5               814      18.4
Unallocated                                   -       N/A                 *        N/A               834       N/A
                                 --------------      ----     -------------       ----    --------------      ----
                                 $       17,694     100.0%    $       9,239      100.0%   $        7,215     100.0%
                                 ==============     =====     =============      =====    ==============     =====


                                    ----Allocation of the Allowance for Loan Losses----
                                       -------------------------------------------
                                                 Percentage                 Percentage
                                                  of Loans                   of Loans
                                                   In Each                    In Each
                                                 Category to                Category to
                                   Allowance        Total      Allowance       Total
                                     Loans         Amount       Loans         Amount
                                    ------          -----       ------      -----------

                                   December 31, 1999                  December 31, 1998
                                   -----------                        -----------------
                              (dollars in thousands)

Commercial, and agricultural    $       4,371        65.1%   $       2,704     63.1%
Residential first mortgage                 93        16.1              144     18.3
Consumer loans to
  individuals                             553        18.8            1,026     18.6
Unallocated                             1,177        N/A             1,535      N/A
                                -------------        ----    -------------     ----
                                $       6,194       100.0%   $       5,409     100.0%
                                =============       =====    =============     =====

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

V.   DEPOSITS

     The average amount of deposits and average rates paid are summarized as follows for the years ended December 31:

                                                              2 0 0 2                     2 0 0 1                  2 0 0 0
                                                              -------                     -------                  -------
                                                       Average      Average        Average      Average       Average     Average
                                                       Amount        Rate          Amount        Rate         Amount       Rate
                                                       ------        ----          ------        ----         ------       ----
                                                                                    (dollars in thousands)

Savings and interest-bearing demand deposits   $       185,357     1.39%     $      160,936   2.64%     $       167,697     3.49%
Time deposits                                          409,363     4.33%            385,059   5.76              326,957     5.82
Demand deposits (noninterest-bearing)                   51,888                       47,208      -               43,773        -
                                               ---------------               --------------             ---------------

                                               $       646,608               $      593,203             $       538,427
                                               ===============               ==============             ===============


     Maturities of time certificates of deposit and other time deposits of $100,000 or more outstanding at December 31, 2002 are summarized as follows:

                                                                                              Amount

        Three months or less                                                              $        36,253
        Over three months and through six months                                                   33,644
        Over six months and through twelve months                                                  42,082
        Over twelve months                                                                         60,076
                                                                                          ---------------

                                                                                          $       172,055
                                                                                          ===============


VI.  RETURN ON EQUITY AND ASSETS

     The ratio of net income to average shareholders' equity and average total assets and certain other ratios are as follows:


                                                     2002                    2001                  2000
                                                     ----                    ----                  ----
                                                                   (dollars in thousands)
     Average total assets                      $         791,091     $          722,827     $          665,523
                                               =================     ==================     ==================

     Average shareholders' equity              $          44,674     $           52,708     $           46,627
                                               =================     ==================     ==================

     Net income                                $         (13,408)    $            2,253     $            6,086
                                               ==================    ==================     ==================

     Cash dividends declared                   $           1,187     $            2,158     $            1,888
                                               =================     ==================     ==================

     Return on average total assets                  (1.69)%                  .31%                   .91%
                                                     ======                   ===                    ===

     Return on average share-
       holders' equity                              (30.01)%                 4.27%                 13.05%
                                                    =======                  ====                  =====

     Dividend payout ratio  (1)                        N/A                  95.80%                 31.02%
                                                                            =====                  =====

     Average shareholders' equity
       to average total assets                        5.65%                  7.29%                  7.01%
                                                      ====                   ====                   ====


     (1) Cash dividends declared divided by net income.


VII. SHORT-TERM BORROWINGS

     The Corporation did not have any category of short-term borrowings for which the average balance outstanding during 2001 was 30 percent or more of shareholders' equity at the end of the reported period.

     The following information is reported for short-term borrowings for 2002 and 2000:

                                                                             2002                   2000
                                                                             ----                   ----
                                                                                (dollars in thousands)
      Amount outstanding at end of year                               $           6,000     $            13,200
                                                                      =================     ===================

      Weighted average interest rate at end of year                           5.25%                  6.44%
                                                                              ====               ========

      Maximum amount outstanding at any month end                     $          30,800     $            31,005
                                                                      =================     ===================

      Average amount outstanding during the year                      $          24,041     $            19,961
                                                                      =================     ===================

     Weighted average interest rate during the year                            2.70%        6.81%
                                                                               ====         ====


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

Item 2. Properties.

     The following is a listing and brief description of the properties owned or leased by State Bank and used in its business:

     1. Its main office is a two-story brick building located at 401 Clinton Street, Defiance, Ohio, which was built in 1971. Including a basement addition built in 1991, it contains 33,400 square feet of floor space. Approximately 2,023 square feet on the second floor are leased to RDSI, 7,294 square feet on the second floor are leased to RFS and 2,868 square feet on the lower level are leased to the Corporation. The main office was remodeled in 2002.

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

     6. A full service branch office located at 220 North Main Street, Paulding, Ohio containing 6,200 square feet of floor space was opened in 1980. The branch was most recently remodeled in 2002.

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

     11. A full service branch office located at 1991 Crocker Road, Suite 204, Westlake, Ohio containing 1,364 square feet was opened in 1998. State Bank leases the space in which this branch is located. This office was remodeled in 2001. This branch will close in the second quarter of 2003.

     12. A full service branch office located at 218 North First Street, Oakwood, Ohio containing 3,226 square feet of space was acquired from the Federal Deposit Insurance Corporation ("FDIC") in 2002.

     13. A full service branch office located at 100 South Main Street, Grover Hill, Ohio containing 1,556 square feet of space was acquired from the FDIC in 2002.

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

     3. A full service branch office at 101 N. Main Street, Arcadia, Ohio was opened in August 2002. It contains approximately 1,750 square feet of floor space. RFCBC leases the space in which this branch is located.

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

     RMC is the master lessee of Oak Creek Offices. This office space is located at Estancia Boulevard, Suite 202, Clearwater, Florida. This space is leased to various tenants. State Bank obtained this property in 2003. RMC vacated in March 2003 and the property is being offered for sale.

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

                                                         Position(s) Held with the Corporation and
       Name                         Age                 its Subsidiaries and Principal Occupation(s)
       ----                         ---                 --------------------------------------------
Steven D. VanDemark                 50         Chairman  of  the  Board  of  Directors  of  the  Corporation;
                                               Chairman of the Board of Directors of State Bank; Chairman of
                                               the Board of Directors of RFCBC; Director of RDSI; General
                                               Manager of Defiance Publishing Company, Defiance, Ohio, a
                                               newspaper publisher.

 Kenneth A. Joyce                   55         President  and Chief  Executive  Officer of the Company  since
                                               August 2002; Chairman and Chief Executive Officer of RDSI since
                                               October 1997; Director of State Bank since 2002; Director of
                                               RFCBC since 2002.

Robert W. Constien                  50         Senior  Executive  Vice  President & Chief  Operating  Officer
                                               since November 22, 2000; Executive Vice President of the
                                               Corporation from March, 1997 to November 2000; Vice President of the Corporation from 1994 to March, 1997; Chief Executive
                                               Officer and a Director of RFS since March, 1997; Director of
                                               State Bank since 1996; President and Chief Executive Officer of
                                               State Bank since April, 2002; Executive Vice President of State
                                               Bank from 1994 to 1997, Senior Vice President of State Bank from 1991 to 1993 and Vice President of State Bank from 1987 to
                                               1991.

Richard C. Warrener                 58         Executive  Vice  President of the  Corporation  since December
                                               1997; Chief Financial Officer of the Corporation since December
                                               31, 1996; Senior Vice President of the Corporation from
                                               December 31, 1996 to December 1997; Senior Vice President and
                                               Chief Financial Officer of FirstMerit Bank, N.A. from March
                                               1994 to December 1996. Richard Warrener has announced his
                                               decision to retire from the Corporation effective March 31,
                                               2003. The Corporation intends to retain Mr. Warrener as a
                                               consultant for a non-specified period of time thereafter.



                                                         Position(s) Held with the Corporation and
       Name                         Age                 its Subsidiaries and Principal Occupation(s)
       ----                         ---                 --------------------------------------------
James E. Adams                      58         Chief  Financial  Officer of the  Corporation  since March 31,
                                               2003; Executive Vice President, Chief Financial Officer and
                                               Corporate Secretary of Integra Bank in Evansville, Indiana from
                                               1999 through 2001; Executive Vice President and Chief Financial
                                               Officer at MainStreet Financial Corporation in Martinsville,
                                               Virginia from 1994 to 1999.


                                     PART II

Item 5. Market for Registrant's Common Shares and Related Shareholder Matters.

     The common shares of the Company are traded on the NASDAQ National Market, (symbol "RBNF") effective November 6, 2001. Prior to that date, the common shares of the Company were traded on the OTC Bulletin Board. The table below sets forth the high and low closing prices and the cash dividends declared with respect to the common shares of the Company for the indicated periods. The high and low closing prices reflect actual prices for purchases and sales of the Company's common shares as reported by NASDAQ and not inter-dealer prices. The per share amounts have been restated for the 5% stock dividend declared in 2001.


                                            Per Share               Per Share
                                         Closing Prices             Dividends
    2001                              High             Low          Declared
    ----                              ----             ---          --------
First Quarter                      $  12.38        $  11.07        $  .114
Second Quarter                        13.33           11.78           .114
Third Quarter                         14.75           12.85           .114
Fourth Quarter                        15.29           13.45           .130

    2002
    ----
First Quarter                      $  13.95        $  12.90        $  .130
Second Quarter                        13.60           12.00           .130
Third Quarter                         13.02            8.00           .000
Fourth Quarter                        10.84            9.00           .000


There can be no assurance as to the amount of dividends which will be declared with respect to the common shares of the Company in the future, since such dividends are subject to the discretion of the Company's Board of Directors, cash needs, general business conditions, dividends from the subsidiaries and applicable governmental regulations and policies. The Company is prohibited from payment of common stock dividends without prior regulatory approval by the terms of the Written Agreement.

The approximate number of holders of outstanding common shares of the Company, based upon the number of record holders as of March 3, 2003, is 1,484.

FORM 10-K

THE COMPANY WILL PROVIDE WITHOUT CHARGE TO EACH SHAREHOLDER, UPON WRITTEN REQUEST TO RURBAN FINANCIAL CORP., P.O. BOX 467, DEFIANCE, OHIO 43512,
ATTENTION: SANDRA STOCKHORST, INVESTOR RELATIONS DEPARTMENT, A COPY OF THE COMPANY'S ANNUAL REPORT ON FORM 10-K, INCLUDING THE FINANCIAL STATEMENTS AND SCHEDULES THERETO REQUIRED TO BE FILED WITH THE SECURITIES AND EXCHANGE COMMISSION, FOR THE COMPANY'S MOST RECENT FISCAL YEAR.

Item 6. Selected Financial Data.

SUMMARY OF SELECTED FINANCIAL DATA

                                                      (Dollars in thousands except per share data)

Year Ended December 31,                     2002            2001          2000            1999            1998
                                            ----            ----          ----            ----            ----
EARNINGS
      Total interest income          $       48,591    $     56,519    $   56,023    $     44,953    $     39,293
      Total interest expense                 24,813          30,778        29,635          21,744          18,743
      Net interest income                    23,778          25,741        26,388          23,209          20,550
      Provision for loan losses              27,531           8,733         2,100           1,215           1,080
      Total noninterest income               13,779          14,162        11,273          11,064          10,511
      Total noninterest expense              30,479          28,018        26,754          25,466          23,630
      Provision (credit) for income taxes    (7,044)            899         2,721           2,361           2,073
      Net income (loss)                     (13,408)          2,253         6,086           5,231           4,278
-------------------------------------------------------------------------------------------------------------------
PER SHARE DATA (1)
      Basic earnings                 $        (2.95)   $        .50    $    1.35     $       1.16    $       .95
      Diluted earnings                        (2.95)            .50         1.35             1.16            .94
      Cash dividends declared                   .26             .47          .42              .37            .36
-------------------------------------------------------------------------------------------------------------------
AVERAGE BALANCES
      Average shareholders'
        equity                       $       46,320    $     52,708    $   46,627    $     42,967    $     40,431
      Average total assets                  795,125         722,827       665,523         580,200         493,957
-------------------------------------------------------------------------------------------------------------------
RATIOS
      Return on average
        shareholders' equity                   -               4.27%        13.05%          12.17%         10.58%
      Return on average total
        assets                                 -                .31           .91             .90            .87
      Cash dividend payout
        ratio (cash dividends
        divided by net income)                 -              92.61         31.02           32.36          38.83
      Average shareholders'
        equity to average total
        assets                                 5.84            7.29          7.01            7.41           8.19
-------------------------------------------------------------------------------------------------------------------
PERIOD END TOTALS
      Total assets                   $      742,317    $    746,209    $  700,818    $    627,784    $    537,155
      Total loans and leases                551,342         600,627       576,988         501,678         394,311
      Total deposits                        636,035         610,860       566,321         519,296         450,813
      Advances from FHLB                     47,850          54,275        52,164          40,035          28,890
      Junior subordinated
        debentures                           10,000          10,000        10,000               -               -
      Shareholders' equity                   36,382          50,829        50,140          43,900          41,903
      Shareholders' equity
        per share (1)                          8.01           11.14         10.98             9.62           9.18
-------------------------------------------------------------------------------------------------------------------


Per share data restated for two-for-one stock split declared in 1998, 5% stock dividend declared in 2000 and 5% stock dividend declared in 2001.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Rurban Financial Corp. ("Rurban") or ("Company") was incorporated on February 23, 1983, under the laws of the State of Ohio. Rurban is a bank holding company registered with the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended. Rurban's subsidiaries, The State Bank and Trust Company ("State Bank") and RFC Banking Company ("RFCBC") are engaged in the industry segment of commercial banking. RFCBC was created June 30, 2001 through the merger of The Peoples Banking Company, The First National Bank of Ottawa and The Citizens Savings Bank Company, which were wholly owned subsidiaries of Rurban prior to the merger, and now operate as separate divisions. Rurban's subsidiary, Rurbanc Data Services, Inc. ("RDSI"), provides computerized data processing services to community banks and businesses including Rurban's subsidiary banks. Rurban's subsidiary, Rurban Life Insurance Company ("Rurban Life") has a certificate of authority from the State of Arizona to transact insurance as a domestic life and disability insurer. Rurban's subsidiary, Rurban Statutory Trust I ("RST") was established in September 2000 for the purpose of managing the Company's junior subordinated debentures. Reliance Financial Services, N.A. ("Reliance"), a wholly owned subsidiary of State Bank, provides trust and financial services to customers nationwide.

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

EARNINGS SUMMARY

The net loss for the year was $13.4 million, or $2.95 per diluted share, compared with net income of $2.3 and $6.1 million, or $.50 and $1.35 per diluted share, reported for 2001 and 2000, respectively. Cash dividends declared per share decreased to $.26 for 2002 compared to $.47 in 2001 and $.42 in 2000. Per share data has been adjusted to reflect the 5% stock dividends paid in September 2001 and 2000.

The primary reason for the loss in 2002 and the reduced level of earnings in 2001 was the discovery of extensive underwriting deficiencies in the loan portfolio which resulted in a loan loss provision of $27.5 million in 2002 and $5.6 million in the fourth quarter of 2001. The discovery process began during late

2001, broadened during 2002 and culminated at year-end with the completion of extensive loan reviews both internally and by auditors, consultants and regulators. By year-end 2002, the Company had reviewed nearly every commercial and agricultural loan greater than $100,000 and identified the problem loans. Those loan reviews also resulted in considerable progress in identifying the level of both the potential and probable losses in each of the problem loans. However, assessing and reserving for probable losses on problem loans is in part a judgmental process and a moving target. As additional information about a borrower's recent and future operations and collateral values becomes available, judgments and loss estimates change. At each quarter end, the Company applies judgment to the best information then available to determine the appropriate level of the allowance for loan losses and the resulting loan loss provision required to bring the allowance to the appropriate level. These issues are discussed further in the sections on Loan Loss Provision, Asset Quality and Allowance for Loan Losses.

SIGNIFICANT EVENTS OF 2002 AND 2003

In addition to the discussion which follows of the results of operations which affected the income statement and balance sheet; several other significant events occurred during and subsequent to 2002.

On February 2, 2002, the Company acquired certain loans and insured deposits of the failed Oakwood Deposit Bank from the FDIC. The operations of the two Oakwood branches made a positive contribution to the Company's bottom line. Refer to note 21 to the consolidated financial statements for further information.

On May 22, 2002, the Company announced its technology group, RDSI Banking Systems Inc. (RDSI), had acquired the principal assets of BancServ, Inc., a data services company jointly owned by National Bank of Oak Harbor and Genoa Bank. BancServ provided data processing, item processing and imaging to these two independent banks located in North Central Ohio. These services are now being provided by RDSI.

On July 25, 2002, the Company announced its technology group, RDSI Banking Systems Inc. (RDSI), had acquired the principal assets of Northwest Financial Services, Inc. (Northwest). Northwest was a limited liability corporation providing item processing and imaging services for eight RDSI client banks. This acquisition, which provides item processing and imaging critical mass, will increase RDSI's franchise value by providing additional services to its client base.

On December 30, 2002, an agreement was signed to sell the branches, loans and deposits of the Citizens Savings Bank division of RFCBC to the Union Bank at a price substantially in excess of their book value. The transaction is expected to close in March 2003. Refer to note 5 to the consolidated financial statements for further information.

On February 12, 2003, the Company notified the trustee of its Trust Preferred securities of its election to defer the semi-annual interest payment, which would have been due on March 7, 2003, until no sooner than September 7, 2003. During any interest deferral period, the Trust Preferred indenture prohibits the payment of a common stock dividend.

On February 22, 2003, an agreement was signed to sell the branches, deposits and certain performing loans of the Peoples Banking Company and First Bank of Ottawa divisions of RFCBC to First Federal Bank of the Midwest at a price substantially in excess of their book value. The transaction is expected to close in June 2003. Refer to note 27 to the consolidated financial statements for further information.

RESULTS OF OPERATIONS

                                     Year Ended                              Year Ended
                                    December 31,                            December 31,
                                    -----------                             -----------
                                2002         2001      %Change           2001          2000   %Change
                           -----------------------------------------------------------------------------
                                            (dollars in thousands except per share data)
                           -----------------------------------------------------------------------------

Total Assets                  $742,317     $746,209         -1%        $746,209      $700,818        +6%
Loans Held for Sale             63,536          440           -             440         1,167       -62%
Loans (Net)                    469,781      591,052        -21%         591,052       569,421        +4%
Allowance for Loan Losses       17,694        9,239        +92%           9,239         7,215       +28%
Total Deposits                 567,860      610,860         -7%         610,860       566,321        +8%


Total Revenues (Net)            37,557       39,903         -6%          39,903        37,661        +6%
Net Interest Income             23,778       25,741         -8%          25,741        26,388        -2%
Loan Loss Provision             27,531        8,733       +215%           8,733         2,100      +316%
Noninterest Income              13,779       14,162         -3%          14,162        11,273       +26%
Noninterest Expense             30,479       28,018         +9%          28,018        26,754        +5%
Net Income                     (13,408)       2,253       -695%           2,253         6,086       -63%
Basic Earnings per Share        $(2.95)        $.50       -695%            $.50         $1.35       -63%
Diluted Earnings per Share      $(2.95)        $.50       -695%            $.50         $1.35       -63%


NET INTEREST INCOME

                                                Year Ended                              Year Ended
                                                December 31,                            December 31,
                                                -----------                             -----------
                                      2002          2001       % Change       2001          2000       % Change
                                -------------------------------------------------------------------------------
                                                            (dollars in thousands)
                                -------------------------------------------------------------------------------
Net Interest Income                   $23,778      $25,741        -8%         $25,741      $26,388        -2%


NET INTEREST INCOME declined $2.0 million from 2001 to $23.8 million in 2002. The net interest margin for 2002 was 3.17% compared to 3.81% for the previous year. The 64 basis point decline in the net interest margin was largely due to a 187 basis point decrease in the yield on earning assets from 8.34% to 6.47% which was not fully offset by a 117 basis point decrease in the Company's cost of funds. The major reason for the reductions in net interest income and in earning asset yield was a $1.1 million increase in the loss of interest income on non-performing and charged off loans. The decline in asset yield was also the result of higher liquidity and a corresponding higher average balance of funds invested in lower yielding investments.

NET INTEREST INCOME declined $647,000 from 2000 to $25.7 million in 2001 despite a 4% growth in the net loan portfolio. The decrease was a direct result of the effect on the Company's asset sensitive balance sheet of 11 rate decreases which reduced the prime rate from 9.50% to 4.75%. The net interest margin for 2001 was 3.81% compared to 4.23% for the previous year. The unprecedented steep decline in the prime rate compressed the net interest margin as the decline in interest income on loans exceeded the pace of the decline in funding costs. The 42 basis point decline in the net interest margin was largely due to a 58 basis point decrease in the yield on earning assets from 8.92% to 8.34% which was not fully offset by a 25 basis point decrease in the Company's cost of funds.

LOAN LOSS PROVISION

THE PROVISION FOR LOAN LOSSES was $27.5 million in 2002 compared to $8.7 million in 2001. The allowance for loan losses at December 31, 2002 was 3.21% of loans compared to 1.54% at December 31, 2001. The increase in the provision resulted primarily from net chargeoffs of $20.5 million of loans in 2002 and from nonperforming loans increasing to $18.7 million at December 31, 2002 versus $14.7 million at December 31, 2001.

THE PROVISION FOR LOAN LOSSES was $8.7 million in 2001 compared to $2.1 million in 2000. The allowance for loan losses at December 31, 2001 was 1.54% of loans compared to 1.25% at December 31, 2000. The increase in the provision resulted primarily from net chargeoffs of $6.7 million of loans in 2001 and from nonperforming loans increasing to $14.7 million at December 31, 2001 versus $8.8 million at December 31, 2000.

NONINTEREST INCOME

                                                   Year Ended                             Year Ended
                                                  December 31,                           December 31,
                                                  -----------                            -----------
                                         2002          2001       % Change       2001         2000      % Change
                                    -----------------------------------------------------------------------------
                                                               (dollars in thousands)
                                    -----------------------------------------------------------------------------
Total Noninterest Income               $13,779      $  14,162       -3%       $   14,162   $   11,273     +26%
 - Data Service Fees                   $  7,816     $   6,126       +28%      $    6,126   $    5,124     +20%
 - Deposit Service Fees                $  2,618     $   2,593        +1%      $    2,593   $    1,744     +49%
 - Gains on Sale of Loans              $     759    $     889       -15%      $      889   $      387   +130%
 - Gains on Sale of Securities         $   (834)    $     490      -270%      $      490   $      (81)     --

TOTAL NONINTEREST INCOME decreased $383,000 to $13.8 million in 2002 from $14.2 million in 2001. The decrease was primarily due to a $1.7 million loss on the sale of the Company's investment in WorldCom bonds, which resulted in a $1.1 million after tax loss in the second quarter of 2002. This decrease was offset by data service fees which increased $1.7 million or 28% to $7.8 million in 2002 compared to $6.1 million in 2001.

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

RURBANC DATA SERVICES, INC. ("RDSI")

                                                  Year Ended                              Year Ended
                                                 December 31,                            December 31,
                                                 -----------                             -----------
                                        2002          2001      % Change      2001         2000        % Change
                                  -------------------------------------------------------------------------------
                                                              (Dollars in thousands)
                                  -------------------------------------------------------------------------------
Data Service Fees                      $7,816       $6,126        +28%        $6,126     $5,124        +20%

DATA SERVICE FEES increased $1.7 million or 28% to $7.8 million from $6.1 million in 2001 and $1.0 million or 20% from 2000 to 2001. The primary reasons for these increases were increases in the number of customer accounts processed and in the level of sales of complementary data processing products. The increase in the number of accounts was primarily the result of customer account growth at client banks and the addition of new client banks.

RDSI PROVIDES data processing services for nearly 60 community banks in Ohio, Michigan and Indiana. RDSI differentiates itself from its competition through the quality of its products and the excellence of its customer service. The applications utilized by RDSI are driven by world-class software used by over 3,600 banks nationwide. Customer service encompasses on-time delivery every morning and a discipline of responding to and resolving customer questions and issues within one hour in excess of 95% of the time. RDSI provides turnkey solutions for its clients through its partnerships with vendors experienced in a full array of banking products.

RDSI'S GROWTH comes from both new and existing clients. In the past five years, the number of bank clients has more than doubled. Equally important is the growth of client banks, both in their number of customer accounts and in the breadth of services provided. Network services, internet banking and other technical services are a rapidly growing part of RDSI's revenue.

NONINTEREST EXPENSE

                                                       Year Ended                              Year Ended
                                                       December 31,                            December 31,
                                                       -----------                             -----------
                                             2002          2001      %Change         2001         2000       %Change
                                        -------------------------------------------------------------------------------
                                                                    (dollars in thousands)
                                        -------------------------------------------------------------------------------
Total Noninterest Expense                   $30,479       $28,018        +9%        $28,018      $26,754       +5%
 - Salaries & Employee Benefits             $15,720       $15,448        +2%        $15,448      $15,095       +2%
 - Professional Fees                           3,130        1,712       +83%          1,712        1,263      +36%
 - All Other                                $11,629       $10,858        +7%        $10,858      $10,396       +4%

NONINTEREST EXPENSE for the year 2002 was $30.5 million, up $2.5 million or 9% from $28.0 million in 2001. Professional fees increased $1.4 million due to increased consulting, legal and auditing fees associated with the evaluation and management of the Company's problem loans. The noninterest expenses of the acquired Oakwood branches and the data processing acquisitions were $1.2 million. Excluding the professional fees associated with problem loans and acquired entity expenses; noninterest expense declined $132,000.

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

LOANS

                                                              Period Ended
                                     % of                 % of           %                      % of          %
                      12/31/02       Total   12/31/01     Total       Inc/(Dec)     12/31/00    Total     Inc/(Dec)
                      -----------------------------------------------------------------------------------------------
                                                          (dollars in thousands)
                      -----------------------------------------------------------------------------------------------
Commercial                 $123,053   25%         $185,654    31%       (34)%          $176,911    31%        5%
Commercial real             129,719   27%          135,883    23%       (5)%            123,758    21%       10%
estate
Agricultural                 68,954   14%           67,136    11%        3%              62,259    11%        8%
Residential                  84,432   17%          106,689    18%       (21)%           107,718    19%       (1)%
Consumer                     60,139   12%           76,512    12%       (21)%            81,064    14%       (6)%
Leasing loans                21,509    5%           28,752    5%        (25)%            25,278    4%        14%
                      --------------         --------------                       --------------
Loans                      $487,806               $600,626              (19)%          $576,988               4%
Loans held for sale          63,536                    440                                1,167
                      --------------         --------------                       --------------
     Total                 $551,342               $601,066                             $578,155

LOANS declined $113 million to $488 million at December 31, 2002, due to an increase in loans held for sale of $63 million, reduced new loan demand and $21 million of charged off loans. The increase in loans held for sale is due to a December 30, 2002 agreement to sell the Citizens Savings Bank division of RFCBC, to the Union Banking Company. This transaction is scheduled to close in late March 2003. Refer to note 5 to the consolidated financial statements for further information. Commercial, commercial real estate, residential, consumer and leasing loans declined 34%, 5%, 21%, 21% and 25%, respectively for the year while agricultural loans increased 3%.

In 2001, loans increased $24 million or 4% to $601 million.

ASSET QUALITY

                                                                 Period Ended December 31,
                                                                 -------------------------
                                                                   (dollars in millions)
                                                                   ---------------------
                                                                           Change in                  Change in
                                                                           Dollars/                    Dollars/
                                       12/31/02          12/31/01        Percentages      12/31/00   percentages
                                       --------          --------        -----------      --------   -----------
Non-performing loans                 $ 18.7              $14.7            $  4.0           $ 8.8         $5.9
Non-performing assets                $ 20.8              $15.0            $  5.8           $ 8.9         $6.1
Non-performing assets/loans
   Plus OREO                           4.25%              2.49%             1.76%           1.55%         .94%
Non-performing assets/total
   assets                             2.80%               2.00%              .80%           1.27%         .73%
Net chargeoffs                       $20.5               $ 6.7            $ 13.8           $ 1.1         $5.6
Net chargeoffs/total loans            4.20%               1.12%             3.08%            .19%         .93%
Loan loss provision                  $27.5               $ 8.7            $ 18.8           $ 2.1         $6.6
Allowance for loan losses            $17.7               $ 9.2            $  8.5           $ 7.2         $2.00
Allowance/loans                       3.21%               1.54%            1.67%            1.25%         .29%
Allowance/non-performing
   Loans                               95%                 63%               32%              82%         -19%
Allowance/non-performing
   Assets                              85%                 62%               23%              81%         -19%

ASSET QUALITY statistics reflect a significant increase in both nonperforming assets and chargeoffs during 2002 compared to 2001 and 2001 compared to 2000. Non-performing assets at December 31, 2002 were $20.8 million or 2.80% of total assets, versus $15.0 million or 2.00% at December 31, 2001 and $8.9 million or 1.27% at year-end 2000. Annual net chargeoffs for 2002 were $20.5 million or 4.20% of total loans compared to $6.7 million or 1.12% for 2001. The ratio of the allowance for loan losses to nonperforming loans was 95% at December 31, 2002 compared to 63% at December 31, 2001.

ALLOWANCE FOR LOAN LOSSES

The Company grades its loans using a seven grade system. Problem loans are classified as either:

     - Grade 5 - Substandard: Inadequately protected, with well-defined weakness that jeopardize liquidation of debt

     - Grade 6 - Doubtful: Inherent weaknesses well-defined and high probability of loss (impaired)

     - Grade 7 - Loss: Considered uncollectible. May have recovery or salvage value with future collection efforts (these loans are either fully reserved or charged off)

The Company's ALLOWANCE FOR LOAN LOSSES has four components. Those components are shown in the following table. Commercial, commercial real estate and agricultural loans of over $100,000 are individually reviewed and assessed regarding the need for an individual allocation.

                                     ----------12/31/02-----------   -----------12/31/01-----------      ---INCREASE (DECREASE)---
                                                     ALLOCATION                       ALLOCATION                       ALLOCATION
                                        LOAN         ----------         LOAN          ----------         LOAN          ----------
                                      BALANCE       $         %        BALANCE       $         %        BALANCE       $         %
                                     ----------- -------- ---------- ------------ -------- ---------- ------------ -------- --------

Allocations for individual loans     $14.9       $5.1     34.23%      $11.1       $3.6     32.94%       $7.4        $1.9    -8.44%
graded doubtful (impaired)
Allocations for individual loans      57.7        6.6     11.44        29.3        2.3      7.85        28.4         4.3     3.59
graded substandard
"General" allowance based on         478.7        5.2      1.09       560.7        2.9      0.52       -85.6         1.9      0.51
chargeoff history of nine
categories of loans
Allocation based on current risk       --         0.8        --          --        0.4        --         --          0.4       --
factor statistics as compared to
historical risk factor statistics
                                     ----------- -------- ---------- ------------ -------- ---------- ------------ -------- --------
TOTAL                                $551.3      $17.7    3.21%      $601.1       $9.2     1.54%       $-49.8      $8.5     1.67%


     In 2002, the amount of loans classified as doubtful increased $3.8 to $14.9 million and substandard loans increased $28.4 to $57.7 million. Allowance allocations on doubtful loans increased $1.9 million while allowance allocations on substandard loans increased $4.3 million. The allowance for loan losses at December 31, 2002 was $17.7 million or 3.21% of loans compared to $9.2 million or 1.54% at December 31, 2001.

     While the amount of doubtful and substandard loans and their related allowance allocations increased during 2002, the pace of increase has slowed. Management believes that these problem loan statistics have peaked and that workout efforts will begin to reduce these balances in 2003.

     Management's estimate of the allowance for loan losses includes judgments related to the following factors:

     -    Borrower financial information received;

     - Physical inspections of collateral securing loans performed, new appraisals of collateral securing loans received, and other information regarding borrower collateral levels; and

     - Consideration of exposures to industries potentially most affected by current risks in the economic and political environment.

     The results of the Company's extensive, ongoing loan review and workout process suggest that the volume of potential problem loans, nonperforming loans and charge-offs were attributable to a combination of entering higher risk lines of business, ineffective oversight and a few lenders neglecting basic lending fundamentals required by the Company's lending policies and procedures.

     In order to assure that new loan underwriting is prudent and in compliance with policy and procedures, the following actions were taken during the past year:

          -    Several lending officers were terminated

          -    The presidents of the banks and the holding company were replaced

          -    The senior credit administration officer was replaced

          -    A new loan policy and loan procedures were adopted

          -    Loan officer training was dramatically increased

          - The independence of the internal loan review staff was improved by the creation of a Loan Review Committee of the board of directors which the loan review manager reports to

          -    The independence of the internal audit function was improved by:

          -    The hiring of a staff internal audit manager

          - The separation of the internal audit outsourcing firm and the independent audit firm

     -    Loan officer and loan committee authorization limits were reduced

     - A plan was put in place to exit the Cleveland lending market and other loan relationships outside of northwestern Ohio.

In regard to the effort to reduce the volume of substandard and doubtful (classified loans), the following actions were taken during the past year:

     - The Company's loan workout group was increased to four staff employees and two consultants

     - The planned creation of a loan subsidiary to manage the classified loans of RFCBC will focus the efforts of four additional staff employees on the workout of that group of loans

     -    Most classified loans are now assigned to a loan workout specialist

These actions are intended to assure that the loan workout effort can be concluded within a one and one-half to three year period and that every effort can be made to minimize losses and maximize associated recoveries.

CAPITAL RESOURCES

STOCKHOLDERS' EQUITY at December 31, 2002 decreased to $36.3 million or 4.57% of average total assets as compared to $50.8 million or 7.03% of average total asset at December 31, 2001. The Company and RFCBC exceed all "adequately-capitalized" regulatory capital benchmarks while State Bank exceeded all "well-capitalized" regulatory capital benchmarks. Banking regulatory authorities periodically perform examinations of the Company's subsidiary banks and, as an integral part of the examination process, periodically review the allowance for loan losses. Such authorities may require additions to the allowance for loan losses based upon their judgment of the information available to them at the time of their examination. Such authorities may also require other adjustments or place various restrictions on the activities of the Company's subsidiary banks.

TOTAL REGULATORY (RISK-BASED) CAPITAL was $49.4 million at December 31, 2002 and $67.4 million at December 31, 2001. The excess of total regulatory capital over total shareholder equity is primarily due to the $10.0 million of junior subordinated debentures (trust preferred securities) which qualify as Tier 1 capital, and the allowance for loan losses which qualifies as Tier 2 capital subject to certain limitations.

The Company's business plan includes strategies to sell the branches of RFCBC and use that bank's current capital and the gain on sale which would result from the branch sales as the capital and primary funding source for a non-banking subsidiary. This subsidiary would manage RFCBC's classified loans that are not included in the sale agreements. Cash flow from the principal and interest payments as well as the payoffs of classified loans would be available to repay debt of the loan subsidiary and to dividend to Rurban the cash for resumption of the Trust Preferred interest payments, common stock dividends and ultimately to reinvest in the expansion of Rurban's banking and data processing operations.

PLANNED PURCHASES OF PREMISES AND EQUIPMENT

MANAGEMENT PLANS TO PURCHASE additional premises and equipment to meet the current and future needs of the Company's customers. These purchases, including buildings and improvements and furniture and equipment (which includes computer hardware, software, office furniture and license agreements), are currently expected to total approximately $6 million over the next year.

WRITTEN AGREEMENT

On July 9, 2002, the Company and State Bank announced they entered into a Written Agreement ("Agreement") with the Federal Reserve Bank of Cleveland and the Ohio Division of Financial Institutions on July 5, 2002. The Agreement was the result of an examination of State Bank as of December 31, 2001, which was conducted in March and April 2002.

The results of the November 4, 2002 regulatory examinations indicated that as of that date, Rurban and State Bank were not in full compliance with certain provisions of the Agreement. Management expects to be in substantial compliance with each of the provisions of the Agreement by mid-2003.

The Company and RFCBC have been advised by RFCBC's regulators, the FDIC and the Ohio Division of Financial Institutions, that the preliminary results of the November 4, 2002 examination of RFCBC indicated that the Bank may be presented with a formal agreement based on concerns raised. RFCBC's December 31, 2002 total risk-based capital ratio was 8.1%, above the "adequately capitalized" minimum of 8%. The anticipated March closing of the sale of the Citizens division (see note 5 to the consolidated financial statements for further information) is expected to improve the total risk-based capital ratio to approximately 15%.

State Bank and RFCBC are prohibited from paying dividends to Rurban without prior regulatory approval. Rurban is prohibited from paying Trust Preferred "dividends" and common stock dividends without prior regulatory approval.

LIQUIDITY

LIQUIDITY RELATES PRIMARILY to the Company's ability to fund loan demand, meet deposit customers' withdrawal requirements and provide for operating expenses. Assets used to satisfy these needs consist of cash and due from banks, interest earning deposits in other financial institutions, securities available-for sale and loans held for sale. These assets are commonly referred to as liquid assets. Liquid assets were $235.9 million at December 31, 2002 compared to $130 million at December 31, 2001.

THE COMPANY'S RESIDENTIAL FIRST MORTGAGE PORTFOLIO of $84.4 million at December 31, 2002 and $106.7 million at December 31, 2001, which can and has been readily used to collateralize borrowings, is an additional source of liquidity. Management believes its current liquidity level is sufficient to meet its liquidity needs. At December 31, 2002, all eligible mortgage loans were pledged under an FHLB blanket lien.

THE CASH FLOW STATEMENTS for the periods presented provide an indication of the Company's sources and uses of cash as well as an indication of the ability of the Company to maintain an adequate level of liquidity. A discussion of the cash flow statements for 2002, 2001 and 2000 follows.

THE COMPANY EXPERIENCED a net increase in cash from operating activities in 2002, 2001 and 2000. Net cash from operating activities was $15.3 million, $8.5 million and $13.0 million for the years ended December 31, 2002, 2001 and 2000, respectively.

NET CASH FLOW FROM INVESTING ACTIVITIES was $94.0 million, $(47.8) million and $(75.7) million for the years ended December 31, 2002, 2001 and 2000, respectively. The changes in net cash from investing activities for 2002 include a reduction in loan growth and cash received for the net liabilities from the Oakwood acquisition. The changes in net cash from investing activities for 2001 and 2000 include loan growth, as well as normal maturities and reinvestments of securities and premises and equipment expenditures. In 2002, 2001 and 2000, the Company received $81.9 million, $19.0 million and $9.1 million, respectively, from sales of securities available for sale, while proceeds from repayments, maturities and calls of securities were $53.9 million, $38.1 million and $8.8 million in 2002, 2001 and 2000, respectively.

NET CASH FLOW FROM FINANCING ACTIVITIES was $(83.6) million, $46.2 million, and $62.6 million for the years ended December 31, 2002, 2001 and 2000, respectively. The net cash decrease was primarily due to a reduction in total deposits of $(66.6) million in 2002. The net cash increase in 2001 and 2000 was primarily attributable to growth in total deposits of $44.5 million and $47.0 million, respectively. Other significant changes in 2002, 2001 and 2000 included $(6.4) million, $2.1 million and $12.1 million in net borrowings from the Federal Home Loan Bank.

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

Approximately $62.6 million residential first mortgage loans of the Company's $84.4 million portfolio qualify to collateralize FHLB borrowings and have been pledged to meet FHLB collateralization requirements as of December 31, 2002. In addition to residential first mortgage loans, $14.9 million in investment securities are pledged to meet FHLB collateralization requirements. Based on the current collateralization requirements of the FHLB, approximately $6.0 million of additional borrowing capacity existed at December 31, 2002. Subsequent to year-end, all loans originated at RFC Banking Company were designated as held for sale and no longer qualified as collateral for FHLB advances. These loans have been replaced with investment securities to meet FHLB collateralization requirements.

At December 31, 2001, the Company had unused federal funds lines totaling approximately $32.2 million from five correspondent banks. As of December 31, 2002, the Company had unused federal funds lines totaling approximately $26 million from 2 correspondent banks. Federal funds borrowed were $0 at December 31, 2002 and $14.9 million at December 31, 2001.

Because RFCBC was not classified as well capitalized at December 31, 2002, it required approval from its respective regulatory agencies prior to accepting any new brokered certificates of deposit. At December 31, 2002, RFCBC had approximately $40.1million in certificates of deposit which have been accepted from brokers. Approximately $22.6 million of those certificates of deposit mature within the next year.

Approximately $16.4 million performing commercial loans and $5 million in investment securities are pledged to the Federal Reserve Discount Window to establish additional borrowing capacity of $15.9 million. Such loans are pledged for contingency funding purposes and to date this borrowing capacity has not been used. Totals do not include $5 million in securities pledged for daylight overdraft (Payments System Risk).

TABULAR DISCLOSURE OF CONTRACTUAL OBLIGATIONS

                                      --------------------------------------------------------------------------------
                                                                   PAYMENT DUE BY PERIOD
                                      --------------------------------------------------------------------------------
                                                             LESS                                          MORE
                                                            THAN 1           1 - 3          3 - 5         THAN 5
CONTRACTUAL OBLIGATIONS                    TOTAL             YEAR            YEARS          YEARS          YEARS
-----------------------               ----------------- ---------------- --------------- ------------ ----------------
Long-Term Debt Obligations                 $63,850,000      $18,350,000      $5,000,000           $0      $40,500,000
Capital Lease Obligations                            0                0               0            0                0
Operating Lease Obligations                    896,400           99,600         199,200      199,200          398,400
Purchase Obligations                                 0                0               0            0
Other Long-Term Liabilities
Reflected on the Registrant's
Balance Sheet under GAAP                             0                0               0            0                0
                                      ----------------- ---------------- --------------- ------------ ----------------
               Total                       $64,746,400      $18,449,600      $5,199,200     $199,200      $40,898,400

The Company's contractual obligations as of December 31, 2002 were evident in long-term debt obligations and operating lease obligations. The long-term debt obligations were comprised of FHLB Advances of $47,850,000, Trust Preferred securities of $10,000,000 and Note Payable of $6,000,000. The operating lease obligation is a lease on the RDSI building of $99,600 a year.

ASSET LIABILITY MANAGEMENT

ASSET LIABILITY MANAGEMENT involves developing and monitoring strategies to maintain sufficient liquidity, maximize net interest income and minimize the impact that significant fluctuations in market interest rates would have on earnings. The business of the Company and the composition of its balance sheet consists of investments in interest-earning assets (primarily loans, mortgage-backed securities, and securities available for sale) which are primarily funded by interest-bearing liabilities (deposits and borrowings). With the exception of loans which are originated and held for sale, all of the financial instruments of the Company are for other than trading purposes. All of the Company's transactions are denominated in U.S. dollars with no specific foreign exchange exposure. In addition, the Company has limited exposure to commodity prices related to agricultural loans. The impact of changes in foreign exchange rates and commodity prices on interest rates are assumed to be insignificant. The Company's financial instruments have varying levels of sensitivity to changes in market interest rates resulting in market risk. Interest rate risk is the Company's primary market risk exposure; to a lesser extent, liquidity risk also impacts market risk exposure.

INTEREST RATE RISK is the exposure of a banking institution's financial condition to adverse movements in interest rates. Accepting this risk can be an important source of profitability and stockholder value; however, excessive levels of interest rate risk could pose a significant threat to the Company's earnings and capital base. Accordingly, effective risk management that maintains interest rate risks at prudent levels is essential to the Company's safety and soundness.

EVALUATING A FINANCIAL INSTITUTION'S EXPOSURE to changes in interest rates includes assessing both the adequacy of the management process used to control interest rate risk and the organization's quantitative level of exposure. When assessing the interest rate risk management process, the Company seeks to ensure that appropriate policies, procedures, management information systems, and internal controls are in place to maintain interest rate risks at prudent levels of consistency and continuity. Evaluating the quantitative level of interest rate risk exposure requires the Company to assess the existing and potential future effects of changes in interest rates on its consolidated financial condition, including capital adequacy, earnings, liquidity, and asset quality (when appropriate).

THE FEDERAL RESERVE BOARD together with the Office of the Comptroller of the Currency and the Federal Deposit Insurance Company, adopted a Joint Agency Policy Statement on interest rate risk effective June

26, 1996. The policy statement provides guidance to examiners and bankers on sound practices for managing interest rate risk, which will form the basis for ongoing evaluation of the adequacy of interest rate risk management at supervised institutions. The policy statement also outlines fundamental elements of sound management that have been identified in prior Federal Reserve guidance and discusses the importance of these elements in the context of managing interest rate risk. Specifically, the guidance emphasizes the need for active Board of Director and Senior Management oversight and a comprehensive risk management process that effectively identifies, measures, and controls interest rate risk.

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

SEVERAL WAYS an institution can manage interest rate risk include: 1) matching repricing periods for new assets and liabilities, for example, by shortening terms of new loans or investments; 2) selling existing assets or repaying certain liabilities; and 3) hedging existing assets, liabilities, or anticipated transactions. An institution might also invest in more complex financial instruments intended to hedge or otherwise change interest rate risk. Interest rate swaps, futures contacts, options on futures contracts, and other such derivative financial instruments can be used for this purpose. Because these instruments are sensitive to interest rate changes, they require management's expertise to be effective. The Company has not purchased derivative financial instruments in the past and does not presently intend to purchase such instruments.

QUANTITATIVE MARKET RISK DISCLOSURE. The following table provides information about the Company's financial instruments used for purposes other than trading that are sensitive to changes in interest rates as of December 31, 2002. It does not present when these items may actually reprice. For loans receivable, securities, and liabilities with contractual maturities, the table presents principal cash flows and related weighted-average interest rates by contractual maturities as well as the Company's historical experience of the impact of interest rate fluctuations on the prepayment of loans and mortgage backed securities. For core deposits (demand deposits, interest-bearing checking, savings, and money market deposits) that have no contractual maturity, the table presents principal cash flows and, as applicable related weighted-average interest rates based upon the Company's historical experience, management's judgment and statistical analysis, as applicable, concerning their most likely withdrawal behaviors. The current historical interest rates for core deposits have been assumed to apply for future periods in this table as the actual interest rates that will need to be paid to maintain these deposits are not currently known. Weighted average variable rates are based upon contractual rates existing at the reporting date.

         PRINCIPAL/NOTIONAL AMOUNT MATURING OR ASSUMED TO WITHDRAW IN:

                             (DOLLARS IN THOUSANDS)

                                        2003        2004        2005        2006       2007      Thereafter    Total
                                      --------    --------    --------    --------    --------   ----------   --------
 RATE-SENSITIVE ASSETS
 Variable rate loans                  $132,683    $ 21,066    $ 11,726    $  8,053    $  3,467    $  7,642    $184,638
   Average interest rate                  5.72%       5.36%       5.42%       6.61%       5.40%       5.72%       5.69%
 Adjustable rate loans                $ 27,380    $ 22,398    $ 16,344    $ 13,646    $ 12,881    $ 87,460    $180,109
    Average interest rate                 7.08%       7.08%       6.93%       6.92%       7.18%       6.56%       6.81%
 Fixed rate loans                     $ 75,736    $ 36,031    $ 25,125    $ 15,582    $  6,635    $ 27,486    $186,595
    Average interest rate                 6.81%       7.42%       7.08%       6.99%       6.80%       5.66%       6.81%
 Total loans                          $235,799    $ 79,495    $ 53,195    $ 37,281    $ 22,983    $122,588    $551,342
    Average interest rate                 6.22%       6.78%       6.67%       6.88%       6.80%       6.31%       6.44%
 Fixed rate investment securities     $ 67,275    $ 13,226    $  3,404    $  5,373    $  2,505    $ 26,993    $118,776
    Average interest rate                 2.47%       3.47%       4.46%       3.04%       4.60%       4.60%       3.20%
Variable rate investment securities   $      0    $      0    $      0    $      0    $      0    $      0    $      0
    Average interest rate                 0.00%       0.00%       0.00%       0.00%       0.00%       0.00%       0.00%
Federal Funds Sold & Other            $ 14,100    $    160    $      0    $      0    $      0    $      0    $ 14,260
    Average interest rate                 1.24%       3.64%       0.00%       0.00%       0.00%       0.00%       1.26%
 Total rate sensitive assets          $317,174    $ 92,881    $ 56,599    $ 42,654    $ 25,488    $149,581    $684,378
    Average interest rate                 5.20%       6.30%       6.54%       6.40%       6.59%       6.00%       5.76%
 RATE SENSITIVE LIABILITIES:
 Demand - non interest-bearing        $ 10,440    $  9,224    $  9,224    $  9,224    $  7,915    $     87    $ 46,114
 Demand - interest bearing            $ 12,855    $ 12,811    $ 12,811    $ 12,811    $ 12,638    $      0    $ 63,926
    Average interest rate                 1.67%       1.67%       1.67%       1.67%       1.67%       0.00%       1.67%
 Money market accounts                $ 21,663    $ 18,071    $ 18,071    $ 18,071    $ 14,298    $      0    $ 90,174
    Average interest rate                 1.49%       1.24%       0.83%       0.83%       0.83%       0.00%       1.07%
 Savings                              $  6,652    $  6,300    $  6,300    $  6,300    $  6,233    $    457    $ 32,242
    Average interest rate                 0.50%       0.50%       0.50%       0.50%       0.50%       0.50%       0.50%
 Certificates of deposit              $247,372    $114,664    $ 21,575    $ 10,621    $  7,430    $  1,917    $403,579
    Average interest rate                 3.59%       4.01%       4.09%       4.23%       4.70%       0.25%       3.75%
 Fixed rate FHLB advances             $ 12,350    $  5,000    $      0    $      0    $      0    $ 30,500    $ 47,850
    Average interest rate                 6.39%       6.70%       0.00%       0.00%       0.00%       5.31%       5.73%
 Variable rate FHLB advances          $      0    $      0    $      0    $      0    $      0    $      0    $      0
    Average interest rate                 0.00%       0.00%       0.00%       0.00%       0.00%       0.00%       0.00%
 Fixed rate debentures                $      0    $      0    $      0    $      0    $      0    $ 10,000    $ 10,000
    Average interest rate                 0.00%       0.00%       0.00%       0.00%       0.00%      10.60%      10.60%
 Note payable                         $  6,000    $      0    $      0    $      0    $      0    $      0    $  6,000
    Average interest rate                 4.25%       0.00%       0.00%       0.00%       0.00%       0.00%       4.25%
 Total rate sensitive liabilities     $317,332    $166,070    $ 67,981    $ 57,027    $ 48,514    $ 42,961    $699,885
    Average interest rate                 3.24%       3.12%       1.56%       1.11%       1.03%       2.48%       2.67%

          PRINCIPAL/NOTIONAL AMOUNT MATURING OR ASSUMED TO WITHDRAW IN:
                             (DOLLARS IN THOUSANDS)

         Comparison of 2002 to 2001:                 First            Years
         Total rate-sensitive assets:                 Year            2 - 5          Thereafter           Total
         ----------------------------                 ----            -----          ----------           -----
                  At December 31, 2002            $   317,174      $   217,623       $   149,581       $   684,378
                  At December 31, 2001                304,536          297,113           103,614           705,263
                                                  -----------      -----------       -----------       -----------
         Increase (decrease)                      $    12,638      $   (79,490)      $    45,967       $   (20,885)
         Total rate-sensitive liabilities:
                  At December 31, 2002            $   317,332      $   339,592       $    42,961       $   699,885
                  At December 31, 2001                371,811          199,079           119,095           689,985
                                                  -----------      -----------       -----------       -----------
         Increase (decrease)                      $   (54,479)     $   140,513       $   (76,134)      $     9,900

THE ABOVE TABLE reflects expected maturities, not expected repricing. The contractual maturities adjusted for anticipated prepayments and anticipated renewals at current interest rates, as shown in the preceding table, are only part of the Company's interest rate risk profile. Other important factors include the ratio of rate-sensitive assets to rate sensitive liabilities (which takes into consideration loan repricing frequency but not when deposits may be repriced) and the general level and direction of market interest rates. For core deposits, the repricing frequency is assumed to be longer than when such deposits actually reprice. For some rate sensitive liabilities, their repricing frequency is the same as their contractual maturity. For variable rate loans receivable, repricing frequency can be daily or monthly and for adjustable rate loans receivable, repricing can be as frequent as annually for loans whose contractual maturities range from one to thirty years. While increasingly aggressive local market competition in lending rates has pushed loan rates lower; the Company's increased reliance on non-core funding sources has restricted the Company's ability to reduce funding rates in concert with declines in lending rates. Therefore, tax equivalent net interest income as a percentage of average interest earning assets declined from 4.23% in 2000 and 3.81% in 2001 to 3.18% in 2002.

THE COMPANY MANAGES its interest rate risk by the employment of strategies to assure that desired levels of both interest-earning assets and interest-bearing liabilities mature or reprice with similar time frames. Such strategies include;
1) loans receivable which are renewed (and repriced) annually, 2) variable rate loans, 3) certificates of deposit with terms from one month to six years and 4) securities available for sale which mature at various times primarily from one through ten years 5) federal funds borrowings with terms of one day to 90 days, and 6) Federal Home Loan Bank borrowings with terms of one day to ten years.

IMPACT OF INFLATION AND CHANGING PRICES

THE MAJORITY OF ASSETS AND LIABILITIES of the Company are monetary in nature and therefore the Company differs greatly from most commercial and industrial companies that have significant investments in fixed assets or inventories. However, inflation does have an important impact on the growth of total assets in the banking industry and the resulting need to increase equity capital at higher than normal rates in order to maintain an appropriate equity to assets ratio. Inflation significantly affects noninterest expense, which tends to rise during periods of general inflation.

MANAGEMENT BELIEVES the most significant impact on financial results is the Company's ability to react to changes in interest rates. Management seeks to maintain an essentially balanced position between interest sensitive assets and liabilities and actively manages the amount of securities available for sale in order to protect against the effects of wide interest rate fluctuations on net income and shareholders' equity.

FORWARD-LOOKING STATEMENTS

WHEN USED IN THIS FILING and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phases, "anticipate," "would be," "will allow," "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimated," "project," or similar expressions are intended to identify, "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to risks and uncertainties, including but not limited to changes in economic conditions in the Company's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company's market area, and competition, all or some of which could cause actual results to differ materially from historical earnings and those presently anticipated or projected.

THE COMPANY WISHES TO CAUTION readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and advise readers that various factors, including regional and national economic conditions, substantial changes in levels of market interest rates, credit and other risks of lending and investing activities, and competitive and regulatory factors, could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially form those anticipated or projected.

THE COMPANY DOES NOT UNDERTAKE, and specifically disclaims any obligation, to update any forward looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.

     Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

          The disclosures required by this item appear in this Annual Report on Form 10-K under the caption "Asset Liability Management" contained in the Management's Discussion and Analysis section of this Annual Report on Form 10-K.

     Item 8. Financial Statements and Supplementary Data.

          The Consolidated Balance Sheets of the Corporation and its subsidiaries as of December 31, 2002 and December 31, 2001, the related Consolidated Statements of Income, Changes in Shareholders' Equity and Cash Flows for each of the years in the three-year period ended December 31, 2002, the related Notes to Consolidated Financial Statements and the Report of Independent Auditors, appear on pages F-1 through F-39 of this Annual Report on Form 10-K.

     Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

          On September 24, 2002, the Company announced that it had retained BKD, LLP ("BKD") as its principal accountants and independent auditors effective November 15, 2002. BKD replaced Crowe, Chizek and Company LLP ("Crowe") which had served as the company's independent auditor since 1988. The Company filed a Form 8-K with the Securities and Exchange Commission disclosing the change as required by federal securities law.

          The decision was not the result of any disagreement between Rurban and Crowe on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. The change in independent auditors was recommended by Rurban's Audit Committee and approved by the Board of Directors on September 18, 2002. BKD was selected based on the results of an extensive proposal and interview process to evaluate several well qualified accounting firms.

          The Company also retained the services of Plante & Moran, LLP to perform an independent loan review. Plante & Moran was selected by the Audit Committee and approved by the Board of Directors based on the results of a similar search process which involved the review of proposals and interviews of several well-qualified firms.

                                    PART III

     Item 10. Directors and Executive Officers of the Registrant.

          In accordance with General Instruction G(3), the information called for in this Item 10 is incorporated herein by reference to the Corporation's definitive Proxy Statement, filed with the Securities and Exchange Commission pursuant to Regulation 14A of the General Rules and Regulations under the Securities Exchange Act of 1934, relating to the Corporation's Annual Meeting of Shareholders to be held on April 28, 2003, under the captions "ELECTION OF DIRECTORS" and "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT." In addition, certain information concerning the executive officers of the Corporation called for in this
     Item 10 is set forth in the portion of Part I, Item 4 of this Annual Report on Form 10-K entitled "Executive Officers of the Registrant" in accordance with General Instruction G(3).

     Item 11. Executive Compensation.

          In accordance with General Instruction G(3), the information called for in this Item 11 is incorporated herein by reference to the Corporation's definitive Proxy Statement, filed with the Securities and Exchange Commission pursuant to Regulation 14A of the General Rules and Regulations under the Securities Exchange Act of 1934, relating to the Corporation's Annual Meeting of Shareholders to be held on April 28, 2003, under the captions "COMPENSATION OF EXECUTIVE OFFICERS AND DIRECTORS" and "COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION." Neither the "REPORT ON EXECUTIVE COMPENSATION" nor the "PERFORMANCE GRAPH" included in the Corporation's definitive Proxy Statement relating to the Corporation's Annual Meeting of Shareholders to be held on April 28, 2003, shall be deemed to be incorporated herein by reference.

     Item 12. Security Ownership of Certain Beneficial Owners and Management.

          In accordance with General Instruction G(3), the information called for in this Item 12 is incorporated herein by reference to the Corporation's definitive Proxy Statement, filed with the Securities and Exchange Commission pursuant to Regulation 14A of the General Rules and Regulations under the Securities Exchange Act of 1934, relating to the Corporation's Annual Meeting of Shareholders to be held on April 28, 2003, under the caption "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT."

     Equity Plan Information

          The following table provides information regarding certain equity plans of the Corporation:

                               (a)                          (b)                        (c)

Plan Category                  Number of securities to be   Weighted-average           Number of securities
                               issued upon exercise of      exercise price of          remaining available for
                               outstanding options,         outstanding options,       future issuance under
                               warrants and rights          warrants and rights        equity compensation
                                                                                       plans (excluding
                                                                                       securities reflected in
                                                                                       column (a))
Equity compensation plans                241,289                     $13.02                     199,711
approved by security holders
(1)

Equity compensation plans                  N/A                         N/A                        N/A
not approved by security
holders (2)

Total                                    241,289                     $13.02                     199,711

     (1) Information relates to the 1997 Rurban Financial Corp. Stock Option
     Plan.

     (2) The Corporation has an employee stock purchase plan. All employees of the Corporation and its subsidiaries are eligible to participate subject to the completion of three (3) months employment with the Corporation or one of its subsidiaries. Participants are allowed to deduct from their compensation for each payroll period an amount to be used to purchase common shares of the Corporation. These funds are forwarded to Registrar and Transfer Company at the end of each payroll period and Registrar & Transfer uses the funds to purchase common shares of the Corporation on the open market for the participants. The Corporation's employee stock purchase plan was not approved by shareholders of the Corporation.

     Item 13. Certain Relationships and Related Transactions.

          In accordance with General Instruction G(3), the information called for in this Item 13 is incorporated herein by reference to the Corporation's definitive Proxy Statement, filed with the Securities and Exchange Commission pursuant to Regulation 14A of the General Rules and Regulations under the Securities Exchange Act of 1934, relating to the Corporation's Annual Meeting of Shareholders to be held on April 28, 2003, under the caption "TRANSACTIONS INVOLVING MANAGEMENT."

     Item 14. Controls and Procedures

     Evaluation of Disclosure Controls and Procedures

          Within the 90 day period prior to the filing date of this Annual Report on Form 10-K, the Corporation, under the supervision, and with the participation, of its management, including its principal executive officer and principal financial officer, performed an evaluation of the Corporation's disclosure controls and procedures, as contemplated by Rule 13a-15 under the Securities Exchange Act of 1934, as amended. Based on that evaluation, the Corporation's principal executive officer and principal financial officer concluded that such disclosure controls and procedures are effective to ensure that material information relating to the Corporation, including its consolidated subsidiaries, is made known to them, particularly during the period for which the periodic reports are being prepared.

     Changes in Internal Controls

          No significant changes were made in the Corporation's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation performed pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended, referred to above.

                                     PART IV

     Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

    (a)  (1)   Financial Statements.

               For a list of all financial statements included in this Annual Report on Form 10-K, see "Index to Financial Statements" at page 57.

    (a)  (2)   Financial Statement Schedules.

               All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

    (a)  (3)   Exhibits.

               Exhibits filed with this Annual Report on Form 10-K are attached hereto. For a list of such exhibits, see "Index to Exhibits" at page 96. The following table provides certain information concerning executive compensation plans and arrangements required to be filed as exhibits to this Annual Report on Form 10-K.

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

10(h)                    Second Amendment to The Rurban Financial Corp.     Incorporated herein by reference to the
                         Savings Plan and Trust, dated March  11, 1991,     Corporation's Annual Report on Form 10-K
                         effective February 1, 1991                         for the fiscal year ended December 31,
                                                                            1992 (File No. 0-13507)  [Exhibit 10(d)].

Exhibit No.              Description                                        Location
-----------              -----------                                        --------
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
                                                                            December 31, 1994 (File No. 0-13507)
                                                                            [Exhibit 10(n)].

Exhibit No.              Description                                        Location
-----------              -----------                                        --------
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

10(s)                    Executive Salary Continuation Agreement, dated     Included in this Annual Report on Form
                         December 3, 2001, between Rurban Financial         10-K as Exhibit 10(s).
                         Corp. and Kenneth A. Joyce; and Amended
                         Schedule A to Exhibit 10(s) identifying other
                         identical Executive Salary Continuation
                         Agreements between executive officers of Rurban
                         Financial Corp. and Rurban Financial Corp.

10(t)                    Split-Dollar Dollar Insurance Agreement, dated     Included in this Annual Report on Form
                         April 3, 1992, between Robert Constein and         10-K as Exhibit 10(s).
                         Rurban Financial Corp.

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

10(z)                    Rurban Financial Corp. Employee Stock              Included in this Annual Report on Form
                         Purchase Plan                                      10-K as Exhibit 10(z)



(b)      Reports on Form 8-K

         Form 8-K filed on September 25, 2002 regarding "Changes in Registrant's Certifying Accountant."

(c)      Exhibits.

         Exhibits filed with this Annual Report on Form 10-K are attached hereto. For a list of such exhibits, see "Index to Exhibits" at page 96.

(d)      Financial Statement Schedules.

         None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             RURBAN FINANCIAL CORP.

                                  /s/ Richard C. Warrener
                                  -----------------------
Date: March 28, 2003         By:  Richard C. Warrener, Executive Vice President,
      --------------              Chief Financial Officer & Chief
                                  Accounting Officer


POWER OF ATTORNEY

         KNOW ALL MEN BY THESE PRESENTS, that each undersigned officer and/or director of Rurban Financial Corp., an Ohio corporation which is about to file with the Securities and Exchange Commission, Washington, D.C., under the provisions of the Securities Exchange Act of 1934, as amended, the Annual Report on Form 10-K for the fiscal year ended December 31, 2002, hereby constitutes and appoints Kenneth A. Joyce and Richard C. Warrener as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign both the Annual Report on Form 10-K and any and all amendments and documents related thereto, and to file the same, and any and all exhibits, financial statements and schedules related thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and substitute or substitutes, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name                                        Date                     Capacity
----                                        ----                     --------
/s/ Kenneth A. Joyce                        March 28, 2003           President,  Chief Executive  Officer,  Principal
--------------------                        --------------           Executive Officer and Director
Kenneth A. Joyce

/s/ Thomas A. Buis                          March 28, 2003           Director
------------------                          --------------
Thomas A. Buis

/s/ Thomas M. Callan                        March 28, 2003           Director
--------------------                        --------------
Thomas M. Callan

/s/ John R. Compo                           March 28, 2003           Director
-----------------                           --------------
John R. Compo

/s/ John Fahl                               March 28, 2003           Director
-------------                               --------------
John Fahl

/s/ Robert A. Fawcett, Jr.                  March 28, 2003           Director
--------------------------                  --------------
Robert A. Fawcett, Jr.

/s/ Eric C. Hench                           March 28, 2003           Director
-----------------                           --------------
Eric C. Hench

/s/ Gary A. Koester                         March 28, 2003           Director
-------------------                         --------------
Gary A. Koester

/s/ Steven D. VanDemark                     March 28, 2003           Director
-----------------------                     --------------
Steven D. VanDemark

/s/ J. Michael Walz, D.D.S                  March 28, 2003           Director
--------------------------                  --------------
J. Michael Walz, D.D.S

/s/ Richard C. Warrener                     March 28, 2003           Executive  Vice   President,   Chief   Financial
---------------------------                 --------------           Officer and Chief Accounting Officer
Richard C. Warrener


Date:   March 28, 2003
        --------------

                                  CERTIFICATION

I, Kenneth A, Joyce, certify that:

     1.   I have reviewed this annual report on Form 10-K of Rurban Financial
          Corp.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing of this annual report (the "Evaluation Date"); and

          c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  March 28, 2003                   By:  /s/ Kenneth A. Joyce
                                            ----------------------
                                         Kenneth A. Joyce
                                         President and Chief Executive Officer

                                  CERTIFICATION

I, Richard C. Warrener, certify that:

     1.   I have reviewed this annual report on Form 10-K of Rurban Financial
          Corp.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing of this annual report (the "Evaluation Date"); and

          c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  March 28, 2003       By:      /s/ Richard C. Warrener
                                ------------------------------------------
                                  Richard C. Warrener
                                  Executive Vice President, Chief Financial
                                  Officer and Chief Accounting Officer

                             RURBAN FINANCIAL CORP.

                           ANNUAL REPORT ON FORM 10-K
                     FOR FISCAL YEAR ENDED DECEMBER 31, 2002

                          INDEX TO FINANCIAL STATEMENTS

                                                                                                        Pages in this
                                                                                                        Annual Report
Description                                                                                             on Form 10-K
-----------                                                                                             ------------
Report of Independent Auditors...................................................................            F-1
Consolidated Balance Sheets at December 31, 2002
     and 2001....................................................................................         F-2 to F-3
Consolidated Statements of Income for the years
     ended December 31, 2002, 2001 and 2000......................................................         F-4 to F-5
Consolidated Statements of Changes in Shareholders'
     Equity for the years ended December 31, 2002, 2001 and 2000.................................            F-6
Consolidated Statements of Cash Flows for the
     years ended December 31, 2002, 2001 and 2000................................................         F-7 to F-8
Notes to Consolidated Financial Statements.......................................................        F-9 to F-39

                         INDEPENDENT ACCOUNTANTS' REPORT

Board of Directors
Rurban Financial Corp.
Defiance, Ohio

We have audited the accompanying consolidated balance sheet of Rurban Financial Corp. and subsidiaries as of December 31, 2002, and the related consolidated statements of income, stockholders' equity, and cash flows for the year ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements described above present fairly, in all material respects, the consolidated financial position of Rurban Financial Corp. and subsidiaries as of December 31, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ BKD, LLLP
Cincinnati, Ohio
February 14, 2003,
except for note 27, for which the date is February 22, 2003

                     RURBAN FINANCIAL CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2002 AND 2001



ASSETS
                                                                                     2002             2001
                                                                              -----------------------------------
        Cash and due from banks                                               $     37,018,337   $     25,342,043
        Federal funds sold                                                          14,000,000                 --
                                                                               ---------------    ---------------
               Cash and cash equivalents                                            51,018,337         25,342,043
                                                                               ---------------    ---------------
        Interest-bearing deposits                                                      260,000            260,000
        Available-for-sale securities                                              115,108,762        101,139,636
        Mortgage loans held for sale                                                        --            439,991
        Loans held for sale                                                         63,536,309                 --
        Loans, net of allowance for loan losses of $17,693,841 and
          $9,238,936 at December 31, 2002 and 2001                                 469,780,785        591,051,994
        Premises and equipment                                                      13,786,408         11,491,056
        Premises and equipment held for sale                                           909,205                 --
        Federal Reserve and Federal Home Loan Bank stock                             3,665,900          3,235,915
        Foreclosed assets held for sale, net                                         1,960,276            325,501
        Interest receivable                                                          3,966,721          4,939,741
        Deferred income taxes                                                        5,148,523          3,784,701
        Goodwill                                                                     2,323,643            179,339
        Core deposits and other intangibles                                            770,777                 --
        Other                                                                       10,081,033          4,019,176
                                                                               ---------------    ---------------
               Total assets                                                   $    742,316,679   $    746,209,093
                                                                               ===============    ===============


See Notes to Consolidated Financial Statements

LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                   2002                2001
                                                                            ----------------------------------------
    LIABILITIES
        Deposits
           Demand                                                             $     46,114,153   $     52,830,193
           Savings, NOW and money market                                           117,738,013        177,688,506
           Time                                                                    404,007,515        380,341,110
                                                                               ---------------    ---------------
               Total deposits                                                      567,859,681        610,859,809
                                                                               ---------------    ---------------
        Deposits held for sale                                                      68,175,660                 --
        Federal funds purchased                                                             --         14,850,000
        Note payable                                                                 6,000,000                 --
        Federal Home Loan Bank advances                                             47,850,000         54,275,069
        Trust preferred securities                                                  10,000,000         10,000,000
        Interest payable                                                             2,971,448          3,630,623
        Other liabilities                                                            3,077,558          1,764,260
                                                                               ---------------    ---------------
               Total liabilities                                                   705,934,347        695,379,761
                                                                               ---------------    ---------------
    COMMITMENTS AND CONTINGENT LIABILITIES

    STOCKHOLDERS' EQUITY
        Common stock, $2.50 stated value; authorized 10,000,000 shares; issued
          4,575,702; outstanding 2002 - 4,565,721 shares, 2001 -
          4,564,513 shares                                                          11,439,255         11,439,255
        Additional paid-in capital                                                  11,009,733         11,013,284
        Retained earnings                                                           13,904,212         28,499,026
        Unearned employee stock ownership plan (ESOP) shares                          (320,765)          (512,146)
        Accumulated other comprehensive income                                         664,911            721,851
        Treasury stock, at cost
           Common; 2002 - 9,981 shares, 2001 - 11,189 shares                          (315,014)          (331,938)
                                                                               ---------------    ---------------
               Total stockholders' equity                                           36,382,332         50,829,332
                                                                               ---------------    ---------------
               Total liabilities and stockholders' equity                     $    742,316,679   $    746,209,093
                                                                               ===============    ===============

See Notes to Consolidated Financial Statements

                             RURBAN FINANCIAL CORP.
                        CONSOLIDATED STATEMENTS OF INCOME
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                                          2002            2001           2000
                                                      -------------------------------------------
INTEREST INCOME
    Loans                                             $ 43,294,773    $ 50,482,611   $ 50,404,396
    Securities
       Taxable                                           4,781,105       5,462,886      4,978,266
       Tax-exempt                                          219,713         406,199        592,240
    Other                                                  295,053         167,133         48,035
                                                      ------------    ------------   ------------
           Total interest income                        48,590,644      56,518,829     56,022,937
                                                      ------------    ------------   ------------
INTEREST EXPENSE
    Deposits                                            20,300,799      26,414,346     24,892,370
    Short-term borrowings                                  514,515         328,340      1,699,687
    Federal Home Loan Bank advances                      2,923,090       2,986,829      2,707,345
    Junior subordinated debentures                       1,074,577       1,048,109        335,667
                                                      ------------    ------------   ------------
           Total interest expense                       24,812,981      30,777,624     29,635,069
                                                      ------------    ------------   ------------

NET INTEREST INCOME                                     23,777,663      25,741,205     26,387,868

PROVISION FOR LOAN LOSSES                               27,530,583       8,733,000      2,100,000
                                                      ------------    ------------   ------------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES     (3,752,920)     17,008,205     24,287,868
                                                      ------------    ------------   ------------
NONINTEREST INCOME
    Data service fees                                    7,815,589       6,125,970      5,123,805
    Trust fees                                           2,468,159       2,744,743      2,635,047
    Customer service fees                                2,617,708       2,592,704      1,744,446
    Net gains on loan sales                                758,663         889,462        387,493
    Net realized gains (losses) on sales of
      available-for-sale securities                       (833,515)        489,641        (80,540)
    Loan servicing fees                                    402,143         559,648        662,665
    Other                                                  550,521         759,445        799,945
                                                      ------------    ------------   ------------
           Total noninterest income                     13,779,268      14,161,613     11,272,861
                                                      ------------    ------------   ------------


See Notes to Consolidated Financial Statements


                                                                2002               2001                2000
                                                         -----------------------------------------------------------
    NONINTEREST EXPENSE
        Salaries and employee benefits                     $     15,719,892   $     15,448,319   $     15,094,596
        Net occupancy expense                                     1,349,537          1,210,915          1,137,377
        Equipment expense                                         3,960,712          3,488,586          3,347,608
        Data processing fees                                        492,534            473,196            551,200
        Professional fees                                         3,129,592          1,712,161          1,263,095
        Marketing expense                                           487,754            612,234            513,411
        Printing and office supplies                                755,814            705,583            615,660
        Telephone and communications                                792,168            681,450            590,345
        Postage and delivery expense                                625,173            590,570            545,648
        State, local and other taxes                                780,515            641,452            611,481
        Other                                                     2,385,029          2,453,828          2,483,596
                                                            ---------------    ---------------    ---------------
               Total noninterest expense                         30,478,720         28,018,294         26,754,017
                                                            ---------------    ---------------    ---------------
    INCOME BEFORE INCOME TAX                                    (20,452,372)         3,151,524          8,806,712

    PROVISION (CREDIT) FOR INCOME TAXES                          (7,044,488)           898,566          2,720,534
                                                            ---------------    ---------------    ---------------
    NET INCOME (LOSS)                                      $    (13,407,884)  $      2,252,958   $      6,086,178
                                                            ===============    ===============    ===============
    BASIC EARNINGS (LOSS) PER SHARE                        $          (2.95)  $           0.50   $          1.35
                                                            ===============    ===============    ==============
    DILUTED EARNINGS (LOSS) PER SHARE                      $          (2.95)  $           0.50   $          1.35
                                                            ===============    ===============    ==============


See Notes to Consolidated Financial Statements

                             RURBAN FINANCIAL CORP.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                                                                 ACCUMULATED
                                              ADDITIONAL               UNEARNED     OTHER
                                  COMMON       PAID-IN     RETAINED      ESOP    COMPREHENSIVE  TREASURY
                                   STOCK       CAPITAL     EARNINGS     SHARES   INCOME (LOSS)    STOCK       TOTAL
                               ---------------------------------------------------------------------------------------
    BALANCE, JANUARY 1, 2000     $11,439,255  $11,518,469 $30,047,158  $(908,014) $(1,533,547) $(6,662,850)  $43,900,471
      Comprehensive income
        Net income                                          6,086,178                                          6,086,178
        Change in unrealized
          gain (loss) on
          securities
          available for
          sale, net of
          reclassification
          adjustment and tax
          effect                                                                    1,862,037                  1,862,037
                                                                                                               ---------
           Total
              comprehensive
              income                                                                                           7,948,215
                                                                                                               ---------
      Dividends on common
        stock, $0.42 per
        share                                              (1,888,104)                                        (1,888,104)
      Declaration of 5%
        stock dividend net
        of cash paid in lieu
        of fractional shares
        and issuance of
        206,520 treasury
        shares                                   (405,129) (2,794,988)                           3,193,149        (6,968)
      ESOP shares earned                                                 186,572                                 186,572
                                 -----------  ----------- -----------  ---------    ---------    ---------   -----------
    BALANCE, DECEMBER 31,
       2000                       11,439,255  $11,113,340 $31,450,244  $(721,442)  $328,490    $(3,469,701)  $50,140,186
      Comprehensive income
        Net income                                          2,252,958                                          2,252,958
        Change in unrealized
          gain (loss) on
          securities
          available for
          sale, net of
          reclassification
          adjustment and tax
          effect                                                                      393,361                    393,361
                                                                                                               ---------
           Total
              comprehensive
              income                                                                                           2,646,319
                                                                                                               ---------
      Dividends on common
        stock, $0.47 per
        share                                              (2,158,392)                                        (2,158,392)
      Purchase of stock
        (3,049 shares)                                                                             (45,400)      (45,400)
      Stock options
        exercised 3,580
        treasury shares)                           (4,180)                                          50,162        45,982
      Declaration of 5%
        stock dividend net
        of cash paid in lieu
        of fractional shares
        and issuance of
        216,744 treasury
        shares                                    (95,876) (3,045,784)                           3,133,001        (8,659)
      ESOP shares earned                                                 209,296                                 209,296
                                 -----------  ----------- -----------  ---------    ---------    ---------   -----------
    BALANCE, DECEMBER 31,
       2001                       11,439,255   11,013,284  28,499,026   (512,146)   721,851       (331,938)   50,829,332
      Comprehensive income
        Net loss                                          (13,407,884)                                       (13,407,884)
        Change in unrealized
          gain (loss) on
          securities
          available for
          sale, net of
          reclassification
          adjustment and tax
          effect                                                                      (56,940)                   (56,940)
                                                                                                               ---------
           Total
              comprehensive
              income                                                                                          (13,464,82)
                                                                                                              ----------
      Dividends on common
        stock, $0.26 per
        share                                              (1,186,930)                                        (1,186,930
      Stock options
        exercised (1,208
        treasury shares)                           (3,551)                                          16,924        13,373
      ESOP shares earned                                                 191,381                                 191,381
                                 -----------  ----------- -----------  ---------    ---------    ---------   -----------
    BALANCE, DECEMBER 31,
       2002                      $11,439,255  $11,009,733 $13,904,212  $(320,765)   $ 664,911    $(315,014)  $36,382,332
                                 ===========  =========== ===========  =========    =========    =========   ===========

See Notes to Consolidated Financial Statements

                             RURBAN FINANCIAL CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                                                2002               2001                2000
                                                         -----------------------------------------------------------
    OPERATING ACTIVITIES
        Net income (loss)                                  $    (13,407,884)  $      2,252,958   $      6,086,178
        Items not requiring (providing) cash
           Depreciation and amortization                          2,277,322          1,942,325          1,893,129
           Provision for loan losses                             27,530,583          8,733,000          2,100,000
           ESOP shares earned                                       191,381            209,296            186,572
           Amortization of premiums and discounts on
              securities                                          1,963,325                 --                 --
           Amortization of intangible assets                        138,284            120,661            210,000
           Deferred income taxes                                 (1,334,489)        (2,078,874)        (1,479,825)
           Proceeds from sale of loans held for sale             37,748,464         31,467,939         14,102,762
           Originations of loans held for sale                  (36,549,810)       (29,851,752)       (13,076,583)
           (Gain) loss from sale of loans                          (758,663)          (889,462)          (387,493)
           Net realized (gains) losses on
              available-for-sale securities                         833,515           (489,641)            80,540
        Changes in
           Interest receivable                                    1,674,277            776,307         (1,568,727)
           Other assets                                          (6,050,115)            63,385          2,543,351
           Interest payable and other liabilities                 1,060,273          3,669,980          2,275,289
                                                            ---------------    ---------------    ---------------
               Net cash provided by (used in)
                  operating activities                           15,316,463          8,459,392         12,965,193
                                                            ---------------    ---------------    ---------------
    INVESTING ACTIVITIES
        Net change in interest-bearing deposits                          --           (150,000)                --
        Purchases of available-for-sale securities             (134,355,439)       (71,576,221)       (20,954,482)
        Proceeds from maturities of
          available-for-sale securities                          53,890,402         38,131,013          8,845,593
        Proceeds from the sales of
          available-for-sale securities                          81,916,528         19,060,258          9,063,566
        Net change in loans                                      59,829,614         30,363,739         71,039,406
        Purchase of premises and equipment                       (6,910,438)        (2,856,133)        (1,655,551)
        Purchase of Federal Home Loan and Federal
          Reserve Bank stock                                       (433,000)                --                 --
        Proceeds from assumption of net liabilities
          in business acquisition                                40,069,328                 --                 --
                                                            ---------------    ---------------    ---------------
               Net cash provided by (used in)
                  investing activities                           94,006,995         47,754,822         75,740,280
                                                            ---------------    ---------------    ---------------


See Notes to Consolidated Financial Statements

                                                                2002               2001                2000
                                                         -----------------------------------------------------------
    FINANCING ACTIVITIES
        Net increase (decrease) in demand deposits,
          money market, NOW and savings accounts           $    (43,508,229)  $     19,808,390   $     (9,696,444)
        Net increase (decrease) in certificates of
          deposit                                               (23,096,882)        24,730,658         56,721,121
        Net increase (decrease) in federal funds
          purchased                                             (14,850,000)         1,650,000          2,300,000
        Proceeds from Federal Home Loan Bank advances             5,000,000         16,500,000         20,000,000
        Repayment of Federal Home Loan Bank advances            (11,425,069)       (14,388,845)        (7,871,389)
        Proceeds from note payable                                6,000,000                 --                 --
        Proceeds from junior subordinated debentures                     --                 --         10,000,000
        Repayment of advances on line of credit                          --                 --         (7,000,000)
        Proceeds from stock options exercised                        13,373             45,982                 --
        Purchase of treasury stock                                       --            (45,400)                --
        Dividends paid                                           (1,780,317)        (2,086,370)        (1,822,218)
        Cash paid in lieu of fractional shares for
          5% stock dividend                                              --             (8,659)            (6,968)
                                                            ---------------    ---------------    ---------------
               Net cash provided by (used in)
                  financing activities                          (83,647,124)        46,205,756         62,624,102
                                                            ---------------    ---------------    ---------------
    INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS             25,676,334          6,910,326           (150,985)

    CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                 25,342,043         18,431,717         18,582,702
                                                            ---------------    ---------------    ---------------
    CASH AND CASH EQUIVALENTS, END OF YEAR                 $     51,018,377   $     25,342,043   $     18,431,717
                                                            ===============    ===============    ===============
    SUPPLEMENTAL CASH FLOWS INFORMATION
        Interest paid                                      $     25,472,126   $     31,760,174   $     27,535,694
        Income taxes paid (net of refunds)                               --          5,250,000          1,961,537


See Notes to Consolidated Financial Statements

                     RURBAN FINANCIAL CORP. AND SUBSIDIARIES



NOTE 1:  NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    NATURE OF OPERATIONS

        Rurban Financial Corp. ("Company") is a bank holding company whose principal activity is the ownership and management of its wholly-owned subsidiaries, The State Bank and Trust Company ("State Bank"), RFC Banking Company ("RFCBC") collectively (Banks), Rurbanc Data Services, Inc. ("RDSI"), Rurban Life Insurance Company ("Rurban Life") and Rurban Statutory Trust 1 ("RST"). State Bank owns all of the outstanding stock of Reliance Financial Services, N.A. ("RFS") and Rurban Mortgage Company ("RMC"). The Banks are primarily engaged in providing a full range of banking and financial services to individual and corporate customers in northern Ohio. The Banks are subject to competition from other financial institutions. The Banks are subject to the regulation of certain federal and state agencies and undergo periodic examinations by those regulatory authorities. RDSI provides data processing services to financial institutions located in Ohio, Michigan and Indiana. Rurban Life provides credit life and disability insurance to customers. RFS offers a diversified array of trust and financial services to customers nationwide. RST is a trust which was organized in 2000 to manage the Company's trust preferred securities.

    PRINCIPLES OF CONSOLIDATION

        The consolidated financial statements include the accounts of the Company, the Banks, RDSI, Rurban Life, RST, RFS and RMC. All significant intercompany accounts and transactions have been eliminated in consolidation.

    USE OF ESTIMATES

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses (and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans). In connection with the determination of the allowance for loan losses (and the valuation of foreclosed assets held for sale), management obtains independent appraisals for significant properties.

    CASH EQUIVALENTS

        The Company considers all liquid investments with original maturities of three months or less to be cash equivalents except for short-term U.S. Treasury securities which are classified as available-for-sale securities.

                                   (Continued)

                     RURBAN FINANCIAL CORP. AND SUBSIDIARIES

    SECURITIES

        Available-for-sale securities, which include any security for which the Company has no immediate plan to sell but which may be sold in the future, are carried at fair value. Unrealized gains and losses are recorded, net of related income tax effects, in other comprehensive income.

        Held-to-maturity securities, which include any security for which the Company has the positive intent and ability to hold until maturity, are carried at historical cost adjusted for amortization of premiums and accretion of discounts.

        Amortization of premiums and accretion of discounts are recorded as interest income from securities. Realized gains and losses are recorded as net security gains (losses). Gains and losses on sales of securities are determined on the specific-identification method.

    MORTGAGE LOANS HELD FOR SALE

        Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or fair value in the aggregate. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income.

    LOANS

        Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoffs are reported at their outstanding principal balances adjusted for any charge-offs, the allowance for loan losses, any deferred fees or costs on originated loans and unamortized premiums or discounts on purchased loans. Interest income is reported on the interest method and includes amortization of net deferred loan fees and costs over the loan term. Generally, loans are placed on non-accrual status not later than 91 days past due and interest is considered a loss, unless the loan is well-secured and in the process of collection.

    ALLOWANCE FOR LOAN LOSSES

        The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to income. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is probable. Subsequent recoveries, if any, are credited to the allowance.

        The allowance for loan losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as new information becomes available.


                                   (Continued)

                     RURBAN FINANCIAL CORP. AND SUBSIDIARIES

        A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration each of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for commercial, agricultural, and construction loans by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price or the fair value of the collateral if the loan is collateral dependent.

        Large groups of smaller balance homogenous loans are collectively evaluated for impairment. Accordingly, the Bank does not separately identify individual consumer and residential loans for impairment measurements.

    PREMISES AND EQUIPMENT

        Depreciable assets are stated at cost less accumulated depreciation. Depreciation is charged to expense using the straight-line method for buildings and the declining balance method for equipment over the estimated useful lives of the assets.

    FEDERAL RESERVE AND FEDERAL HOME LOAN BANK STOCK

        Federal Reserve and Federal Home Loan Bank stock are required investments for institutions that are members of the Federal Reserve and Federal Home Loan Bank systems. The required investment in the common stock is based on a predetermined formula.

    FORECLOSED ASSETS HELD FOR SALE

        Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations related to foreclosed assets and changes in the valuation allowance are included in net income or expense from foreclosed assets.


                                   (Continued)

                     RURBAN FINANCIAL CORP. AND SUBSIDIARIES

    GOODWILL

        Goodwill is tested for impairment annually. If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated and goodwill is written down to its implied fair value. Subsequent increases in goodwill value, if any, are not recognized in the financial statements.

    INTANGIBLE ASSETS

        Intangible assets are being amortized on an accelerated basis over periods ranging from one to seven years. Such assets are periodically evaluated as to the recoverability of their carrying value.

    MORTGAGE SERVICING RIGHTS

        Mortgage servicing rights on originated loans that have been sold are capitalized by allocating the total cost of the mortgage loans between the mortgage servicing rights and the loans based on their relative fair values. Capitalized servicing rights are amortized in proportion to and over the period of estimated servicing revenues. Impairment of mortgage-servicing rights is assessed based on the fair value of those rights. Fair values are estimated using discounted cash flows based on a current market interest rate. For purposes of measuring impairment, the rights are stratified based on the predominant risk characteristics of the underlying loans. The predominant characteristic currently used for stratification is type of loan. The amount of impairment recognized is the amount by which the capitalized mortgage servicing rights for a stratum exceed their fair value.

    TREASURY STOCK

        Treasury stock is stated at cost. Cost is determined by the first-in, first-out method.

    STOCK OPTIONS

        At December 31, 2002, the Company has a stock-based employee compensation plan, which is described more fully in Note 19. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the grant date. The following table illustrates the effect on net income and earnings per share if the company had applied the fair value provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                   (Continued)

                     RURBAN FINANCIAL CORP. AND SUBSIDIARIES

                                                                2002               2001               2000
                                                        -----------------------------------------------------------
           Net income (loss), as reported                 $    (13,407,884)   $      2,252,958   $      6,086,178
           Less:  Total stock-based employee
              compensation cost determined under
              the fair value based method, net of
              income taxes                                         (78,974)           (148,908)          (142,744)
                                                           ---------------     ---------------    ---------------
           Pro forma net income                           $    (13,486,858)   $      2,104,050   $      5,943,434
                                                           ===============     ===============    ===============
           Earnings per share:
               Basic - as reported                        $          (2.95)   $           0.50   $           1.35
                                                           ===============     ===============    ===============
               Basic - pro forma                          $          (2.97)   $           0.46   $           1.32
                                                           ===============     ===============    ===============
               Diluted - as reported                      $          (2.95)   $           0.50   $           1.35
                                                           ===============     ===============    ===============
               Diluted - pro forma                        $          (2.97)   $           0.46   $           1.32
                                                           ===============     ===============    ===============


    INCOME TAXES

        Deferred tax assets and liabilities are recognized for the tax effects of differences between the financial statement and tax bases of assets and liabilities. A valuation allowance is established to reduce deferred tax assets if it is more likely than not that a deferred tax asset will not be realized. The Company files consolidated income tax returns with its subsidiaries.

    EARNINGS AND DIVIDENDS PER SHARE

        Earnings per share have been computed based upon the weighted-average common shares outstanding during each year. Unearned ESOP shares which have not vested have been excluded from the computation of average shares outstanding.

        Earnings and dividends per share are restated for all stock dividends.

    RECLASSIFICATIONS

        Certain reclassifications have been made to the 2001 and 2000 financial statements to conform to the 2002 financial statement presentation. These reclassifications had no effect on net income.

NOTE 2:  RESTRICTION ON CASH AND DUE FROM BANKS

        The Banks are required to maintain reserve funds in cash and/or on deposit with the Federal Reserve Bank. The reserve required at December 31, 2002, was $5,283,000.


                                   (Continued)

                     RURBAN FINANCIAL CORP. AND SUBSIDIARIES

NOTE 3:  SECURITIES

        The amortized cost and approximate fair values of securities were as follows:

                                                                    GROSS             GROSS
                                                AMORTIZED         UNREALIZED        UNREALIZED       APPROXIMATE
                                                   COST             GAINS             LOSSES         FAIR VALUE
                                            ------------------------------------------------------------------------
           AVAILABLE-FOR-SALE SECURITIES:
               December 31, 2002:
                  U.S. Treasury and
                     government agencies      $   54,770,502    $       46,271    $       (15,731)  $   54,801,042
                  Mortgage-backed
                     securities                   54,875,436           796,267            (28,713)      55,642,990
                  State and political
                     subdivision                   4,308,675           209,346                 --        4,518,021
                  Equity securities                   96,709                --                 --           96,709
                  Other securities                    50,000                --                 --           50,000
                                               -------------     -------------     --------------    -------------
                                              $  114,101,322    $    1,051,884    $       (44,444)  $  115,108,762
                                               =============     =============     ==============    =============
               December 31, 2001:
                  U.S. Treasury and
                     government agencies      $   16,663,883    $      231,951    $       (14,716)  $   16,881,118
                  Mortgage-backed
                     securities                   61,935,534         1,075,697            (30,185)      62,981,046
                  State and political
                     subdivisions                  4,859,755            46,343           (108,236)       4,797,862
                  Mutual funds                    10,050,505                --            (50,505)      10,000,000
                  Corporate securities             6,236,118                --            (56,635)       6,179,483
                  Other securities                   300,127                --                 --          300,127
                                               -------------     -------------     --------------    -------------
                                              $  100,045,922    $    1,353,991    $      (260,277)  $  101,139,636
                                               =============     =============     ==============    =============

                                   (Continued)

                     RURBAN FINANCIAL CORP. AND SUBSIDIARIES


        The amortized cost and fair value of securities available for sale at December 31, 2002, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                                    AVAILABLE FOR SALE
                                                                               AMORTIZED             FAIR
                                                                                  COST               VALUE
                                                                          ----------------------------------------
           Within one year                                                  $     48,873,840    $     48,890,532
           One to five years                                                       6,952,792           7,004,237
           Five to ten years                                                       3,119,899           3,279,971
           After ten years                                                           279,355             291,032
                                                                             ---------------     ---------------
                                                                                  59,225,886          59,465,772
           Mortgage-backed securities                                             54,875,436          55,642,990
                                                                             ---------------     ---------------
                  Totals                                                    $    114,101,322    $    115,108,762
                                                                             ===============     ===============


        The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was $91,330,997 at December 31, 2002, and $76,471,000 at December 31, 2001.

        Gross gains of $1,117,251, $666,458 and $6,080 and gross losses of $1,950,766, $176,817 and $86,620 resulting from sales of available-for-sale securities were realized for 2002, 2001 and 2000, respectively.

NOTE 4:  LOANS AND ALLOWANCE FOR LOAN LOSSES

        Categories of loans at December 31, include:

                                                                                    2002                2001
                                                                            ----------------------------------------
           Commercial                                                         $    123,053,492   $    185,654,185
           Commercial real estate                                                  129,718,943        135,882,972
           Agricultural                                                             68,953,865         67,136,182
           Residential real estate                                                  84,431,599        106,689,148
           Consumer                                                                 60,138,463         76,512,215
           Leasing loans                                                            21,509,394         28,752,169
                                                                               ---------------    ---------------
                  Total loans                                                      487,805,756        600,626,871
           Less
               Net deferred loan fees, premiums and discounts                         (331,130)          (335,941)
               Allowance for loan losses                                           (17,693,841)        (9,238,936)
                                                                               ---------------    ---------------
                  Net loans                                                   $    469,780,785   $    591,051,994
                                                                               ===============    ===============


                                   (Continued)

                     RURBAN FINANCIAL CORP. AND SUBSIDIARIES


        Activity in the allowance for loan losses was as follows:

                                                                 2002              2001             2000
                                                          ------------------------------------------------------
           Balance, beginning of year                       $    9,238,936    $    7,214,970    $    6,193,712
           Amounts assumed in acquisition                        1,427,000                --                --
           Provision charged to expense                         27,530,583         8,733,000         2,100,000
           Recoveries                                            1,270,773           463,923           490,752
           Losses charged off                                  (21,773,451)       (7,172,957)       (1,569,494)
                                                             -------------     -------------     -------------
           Balance, end of year                             $   17,693,841         9,238,936    $    7,214,970
                                                             =============     =============     =============


        Individual loans determined to be impaired were as follows:

                                                                 2002               2001                2000
                                                         -----------------------------------------------------------
           Year-end impaired loans with no allowance
              for loan losses allocated                    $     1,186,000    $     1,937,000    $      4,189,000
           Year-end loans with allowance for loan
              losses allocated                                  13,736,000          9,134,000           3,923,000
                                                            --------------     --------------     ---------------
           Total impaired loans                            $    14,922,000    $    11,071,000    $      8,112,000
                                                            ==============     ==============     ===============
           Amount of allowance allocated                   $     5,067,000    $     3,647,000    $      2,410,000
           Average of impaired loans during the year       $    17,340,000    $     7,999,000    $      6,020,000
           Interest income recognized during
              impairment                                   $       718,626    $       421,000    $        416,000
           Cash-basis interest income recognized           $       693,390    $       412,000    $         89,000


        At December 31, 2002 and 2001, accruing loans delinquent 90 days or more totaled $476,000 and $2,131,000, respectively. Non-accruing loans at December 31, 2002 and 2001 were $18,259,000 and $12,557,000, respectively.

NOTE 5:  ASSETS AND LIABILITIES HELD FOR SALE

        On December 30, 2002, an agreement was signed to sell the branches of RFCBC which comprise the Citizens Savings Bank division to the Union Banking Company. As of December 31, 2002, these branches had total loans of $63,536,309, total fixed assets (net of accumulated depreciation) of $909,205 and total deposits of $68,175,660. This transaction is scheduled to close late March 2003. The Company does not maintain a separate statement of operations for each division.

                                   (Continued)

                     RURBAN FINANCIAL CORP. AND SUBSIDIARIES


NOTE 6:  PREMISES AND EQUIPMENT

        Major classifications of premises and equipment including those held for sale, stated at cost, were as follows:

                                                                                      2002                2001
                                                                            ----------------------------------------
           Land                                                               $      1,021,212   $      1,056,691
           Buildings and improvements                                                8,252,239          7,845,265
           Equipment                                                                14,955,945         10,711,339
                                                                               ---------------    ---------------
                                                                                    24,229,396         19,613,295
           Less accumulated depreciation                                            (9,533,783)        (8,122,239)
                                                                               ---------------    ---------------
                  Net premises and equipment                                  $     14,695,613   $     11,491,056
                                                                               ===============    ===============

NOTE 7:  GOODWILL

        During 2002, the Company changed its method of accounting and financial reporting for goodwill and other intangible assets by adopting the provisions of Statement of Financial Accounting Standards No. 142. There was no material impact of the adoption on the financial statements.

        The changes in the carrying amount of goodwill for the years ended December 31, 2002 and 2001, were:

                                                                  2002               2001                2000
                                                         -----------------------------------------------------------
           Balance as of January 1                         $        179,339   $        276,731   $        374,123
               Goodwill acquired during the year                  2,144,304                 --                 --
               Impairment losses                                         --                 --                 --
               Amortization                                              --            (97,392)           (97,392)
                                                            ---------------    ---------------    ---------------
           Balance as of December 31                       $      2,323,643   $        179,339   $        276,731
                                                            ===============    ===============    ===============


        All goodwill is allocated to the banking segment of the business.

                                   (Continued)

                     RURBAN FINANCIAL CORP. AND SUBSIDIARIES

NOTE 8:  OTHER INTANGIBLE ASSETS

        The carrying basis and accumulated amortization of recognized intangible assets at December 31, 2002 and 2001, were:

                                                       2002                                  2001
                                        GROSS CARRYING       ACCUMULATED      GROSS CARRYING       ACCUMULATED
                                            AMOUNT          AMORTIZATION          AMOUNT           AMORTIZATION
                                     -------------------------------------------------------------------------------
           Core deposits               $        708,435    $       (119,042)  $        568,000   $        568,000
           Other                                200,627             (19,243)                --                 --
                                        ---------------     ---------------    ---------------    ---------------
                                       $        909,062    $       (138,285)  $        568,000   $        568,000
                                        ===============     ===============    ===============    ===============


        Amortization expense for the years ended December 31, 2002 and 2001, was $138,285 and $23,269, respectively. Estimated amortization expense for each of the following five years is:

                  2003                                                        $        148,472
                  2004                                                                 144,429
                  2005                                                                 142,678
                  2006                                                                 141,165
                  2007                                                                 139,991

NOTE 9:  LOAN SERVICING

        Mortgage loans sold to and serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage loans serviced for others were $32,057,079 and $40,767,177 at December 31, 2002 and 2001, respectively.


                                   (Continued)

                     RURBAN FINANCIAL CORP. AND SUBSIDIARIES

NOTE 10:  INTEREST-BEARING DEPOSITS

        Interest-bearing deposits in denominations of $100,000 or more were $172,055,000 on December 31, 2002, and $164,043,000 on December 31,
        2001. Certificates of deposit obtained from brokers totaled approximately $93,045,000 and $70,426,000 at December 31, 2002 and 2001,
        respectively.

        At December 31, 2002, the scheduled maturities of time deposits were as follows:

           2003                                                               $    247,652,215
           2004                                                                    114,812,993
           2005                                                                     21,574,935
           2006                                                                     10,620,204
           2007                                                                      7,430,444
           Thereafter                                                                1,916,724
                                                                               ---------------
                                                                              $    404,007,515
                                                                              ================

        In August 2002, RFCBC received approval from FDIC to issue up to $10.5 million in broker certificates of deposit to replace maturing brokered deposits. That waiver expired October 31, 2002. At December 31, 2002, RFCBC had approximately $40 million in certificates of deposit which have been accepted from brokers. Approximately $22.6 million of those certificates of deposit mature within the next year.

NOTE 11:  NOTE PAYABLE

        The Company has a note payable to The Northern Trust Company, secured by stock in the Company's subsidiaries, payable in equal monthly principal installments of $166,667 together with interest at a variable rate. Final payment is due March 31, 2003.

        The stock of the Banks and RDSI is pledged as security for the note. The Company is negotiating with the lender to extend the maturity of the note to June 30, 2003 and plans to refinance the note with another lender as part of the financing of a loan subsidiary to be created upon the sale of RFCBC's deposits, branches, and performing loans.

                                   (Continued)

                     RURBAN FINANCIAL CORP. AND SUBSIDIARIES

NOTE 12:  FEDERAL HOME LOAN BANK ADVANCES

        The Federal Home Loan Bank advances were secured by mortgage loans and investment securities totaling $62,572,861 at December 31, 2002. Advances, at interest rates from 4.52 to 7.02 percent are subject to restrictions or penalties in the event of prepayment.

        Aggregate annual maturities of Federal Home Loan Bank advances at December 31, 2002, are:

                                                                                   DEBT
                                                                            --------------------
           2003                                                               $     12,350,000
           2004                                                                      5,000,000
           2005                                                                             --
           2006                                                                             --
           2007                                                                             --
           Thereafter                                                               30,500,000
                                                                               ---------------
                                                                              $     47,850,000
                                                                              ================

NOTE 13:  TRUST PREFERRED SECURITIES

       On September 7, 2000, Rurban Statutory Trust 1 ("RST"), a wholly owned subsidiary of the Company, closed a pooled private offering of 10,000 Capital Securities with a liquidation amount of $1,000 per security. The proceeds of the offering were loaned to the Company in exchange for junior subordinated debentures with terms similar to the Capital Securities. The sole assets of RST are the junior subordinated debentures of the Company and payments thereunder. The junior subordinated debentures and the back-up obligations, in the aggregate, constitute a full and unconditional guarantee by the Company of the obligations of RST under the Capital Securities. Distributions on the Capital Securities are payable semi-annually at the annual rate of 10.6% and are included in interest expense in the consolidated financial statements. These securities are considered Tier 1 capital (with certain limitations applicable) under current regulatory guidelines. As of December 31, 2002 and 2001, the outstanding principal balance of the Capital Securities was $10,000,000.

       The junior subordinated debentures are subject to mandatory redemption, in whole or in part, upon repayment of the Capital Securities at maturity or their earlier redemption at the liquidation amount. Subject to the Company having received prior approval of the Federal Reserve, if then required, the Capital Securities are redeemable prior to the maturity date of September 7, 2030, at the option of the Company; on or after September 7, 2020 at par; or on or after September 7, 2010 at a premium, or upon occurrence of specific events defined within the trust indenture. The Company has the option to defer distributions on the Capital Securities from time to time for a period not to exceed 10 consecutive semi-annual periods.

       On February 12, 2003, the Trustee was notified that the Company elected to defer the semi-annual distributions which would have been due on March 7, 2003, until September 7, 2003.

                                   (Continued)

                     RURBAN FINANCIAL CORP. AND SUBSIDIARIES


NOTE14:  INCOME TAXES

        The provision (credit) for income taxes includes these components:

                                                                  2002               2001                2000
                                                         -----------------------------------------------------------
           Taxes currently payable                         $     (5,709,999)  $      2,977,440   $      4,200,359
           Deferred income taxes                                 (1,334,489)        (2,078,874)        (1,479,825)
                                                            ---------------    ---------------    ---------------
                  Income tax expense (credit)              $     (7,044,488)  $        898,566   $      2,720,534
                                                            ===============    ===============    ===============

        A reconciliation of income tax expense at the statutory rate to the Company's actual income tax expense is shown below:

                                                                 2002               2001                2000
                                                         -----------------------------------------------------------
           Computed at the statutory rate (34%)            $     (6,953,806)  $      1,071,518   $      2,994,282
           Increase (decrease) resulting from
               Tax exempt interest                                 (115,581)          (162,859)          (268,587)
               Nondeductible expenses                                24,899            (10,093)            (5,161)
                                                            ---------------    ---------------    ---------------
                  Actual tax expense (credit)              $     (7,044,488)  $        898,566   $      2,720,534
                                                            ===============    ===============    ===============

        The tax effects of temporary differences related to deferred taxes shown on the balance sheets are:

                                                                                   2002                2001
                                                                            ----------------------------------------
           Deferred tax assets
               Allowance for loan losses                                      $      5,692,566   $      3,752,000
               Mark to market adjustment                                               342,530            371,863
               Accrued compensation and benefits                                       284,979            395,970
               Net deferred loan fees                                                  112,584            102,277
               ESOP contributions                                                           --             70,071
               Other                                                                    52,709             21,281
                                                                               ---------------    ---------------
                                                                                     6,485,368          4,713,462
                                                                               ---------------    ---------------
           Deferred tax liabilities
               Depreciation                                                           (831,950)          (368,411)
               Mortgage servicing rights                                               (70,649)          (131,215)
               Purchase accounting adjustments                                         (43,742)           (49,210)
               Other                                                                   (47,974)            (8,062)
               Unrealized gains on available-for-sale securities                      (342,530)          (371,863)
                                                                               ---------------    ---------------
                                                                                    (1,336,845)          (928,761)
                                                                               ---------------    ---------------
                  Net deferred tax asset                                      $      5,148,523   $      3,784,701
                                                                               ===============    ===============


                                   (Continued)

                     RURBAN FINANCIAL CORP. AND SUBSIDIARIES


NOTE 15:  OTHER COMPREHENSIVE INCOME (LOSS)

        Other comprehensive income (loss) components and related taxes are as follows:

                                                                2002               2001                2000
                                                         -----------------------------------------------------------
           Unrealized gains (losses) on securities
              available for sale                           $       (919,788)  $      1,085,643   $      2,740,727
           Reclassification for realized amount
              included in income                                    833,515           (489,641)            80,540
                                                            ---------------    ---------------    ---------------
                  Other comprehensive income (loss),
                     before tax effect                              (86,273)           596,002          2,821,267
           Tax expense (benefit)                                    (29,333)           202,641            959,230
                                                            ---------------    ---------------    ---------------
                  Other comprehensive income (loss)        $        (56,940)  $        393,361   $      1,862,037
                                                            ===============    ===============    ===============


NOTE 16:  REGULATORY MATTERS

        The Company and the subsidiary banks are subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the subsidiary banks must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

        Quantitative measures established by regulation to ensure capital adequacy require the Company and the subsidiary banks to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2002, that the Company and the subsidiary banks meet all capital adequacy requirements to which they are subject.

        As of December 31, 2002, the most recent notification to the regulators categorized the Company as adequately capitalized, State Bank as well capitalized, and RFCBC as adequately capitalized under the regulatory framework for prompt corrective action. To be categorized, the Company must maintain capital ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Company's category.


                                   (Continued)

                     RURBAN FINANCIAL CORP. AND SUBSIDIARIES




        The Company and significant subsidiary banks' actual capital amounts (in millions) and ratios are also presented in the following table.

                                                                                               TO BE WELL CAPITALIZED
                                                                      FOR CAPITAL ADEQUACY     UNDER PROMPT CORRECTIVE
                                                 ACTUAL                     PURPOSES             ACTION PROVISIONS
                                          AMOUNT        RATIO        AMOUNT           RATIO     AMOUNT        RATIO
                                       --------------------------------------------------------------------------------
     As of December 31, 2002
       Total Capital
         (to Risk-Weighted Assets)
        Consolidated                     $     49.4          9.2%  $     43.0           8.0%  $      --         N/A
        State Bank                             36.2         10.2         28.5           8.0         35.6         10.0
        RFCBC                                  14.8          8.1         14.6           8.0         18.2         10.0

       Tier I Capital
         (to Risk-Weighted Assets)
        Consolidated                           42.6          7.9         21.5           4.0          --         N/A
        State Bank                             31.7          8.9         14.3           4.0         21.4          6.0
        RFCBC                                  12.4          6.8          7.3           4.0         10.9          6.0

       Tier I Capital
         (to Average Assets)
        Consolidated                           42.6          5.4         31.7           4.0                     N/A
        State Bank                             31.7          6.7         19.1           4.0         23.8          5.0
        RFCBC                                  12.4          4.2         11.7           4.0         14.6          5.0

     As of December 31, 2001
       Total Capital
         (to Risk-Weighted Assets)
        Consolidated                     $     67.4         10.9%  $     49.5           8.0%         --         N/A
        State Bank                             35.3          9.7         29.2           8.0         36.5         10.0
        RFCBC                                  25.7         10.2         20.0           8.0         25.1         10.0

       Tier I Capital
         (to Risk-Weighted Assets)
        Consolidated                           59.6          9.6         24.7           4.0          --         N/A
        State Bank                             30.1          8.3         14.5           4.0         21.9          6.0
        RFCBC                                  22.6          9.0         10.0           4.0         15.1          6.0

       Tier I Capital
         (to Average Assets)
        Consolidated                           59.6          8.1         29.5           4.0%         --         N/A
        State Bank                             30.1          7.0         17.2           4.0         21.5          5.0
        RFCBC                                  22.6          7.5         12.0           4.0         15.0          5.0

                                   (Continued)

                     RURBAN FINANCIAL CORP. AND SUBSIDIARIES


        On July 9, 2002, the Company and State Bank announced they entered into a Written Agreement (Agreement) with the Federal Reserve Bank of Cleveland and the Ohio Division of Financial Institutions on July 5, 2002. The Agreement was the result of an examination of State Bank as of December 31, 2001, which was conducted in March and April 2002.

        The results of the November 4, 2002 regulatory examination indicated that as of that date, Rurban and State Bank were not in full compliance with certain provisions of the Written Agreement. Management expects to be in substantial compliance with each of the provisions of the Written Agreement by mid-2003.

        The Company and RFCBC have been advised by RFCBC's regulators, the FDIC and the Ohio Division of Financial Institutions, that the preliminary results of the November 4, 2002 examination of RFCBC indicated that the Bank may be presented with a formal agreement based on concerns raised.

        State Bank and RFCBC are prohibited from paying dividends to Rurban without prior regulatory approval. Rurban is prohibited from paying Trust Preferred "dividends" and common stock dividends without prior regulatory approval.

NOTE 17:  RELATED PARTY TRANSACTIONS

        Certain directors, executive officers and principal shareholders of the Company, including associates of such persons, are loan customers. A summary of the related party loan activity, for loans aggregating $60,000 or more to any one related party, follows for the years ended December 31, 2002 and 2001:

                                                                                 2002                 2001
                                                                         -------------------------------------------
           Balance, January 1                                              $      7,614,000     $      4,678,000
           New loans                                                              1,777,000              875,000
           Repayments                                                            (1,595,000)          (1,494,000)
           Previously existing loans to new directors                                    --            3,668,000
           Other changes                                                           (261,000)            (113,000)
                                                                            ---------------      ---------------
           Balance, December 31                                            $      7,535,000     $      7,614,000
                                                                            ===============      ===============

        In regard to the 2002 related party loan activity, in management's opinion, such loans and other extensions of credit and deposits were made in the ordinary course of business and were made on substantially the same terms (including interest rates and collateral) as those prevailing at the time for comparable transactions with other persons. Further, in management's opinion, these loans did not involve more than normal risk of collectibility or present other unfavorable features.

        Deposits from related parties held by the Bank(s) at December 31, 2002 and 2001 totaled $3,213,000 and $3,094,000, respectively.

NOTE 18:  EMPLOYEE BENEFITS

        The Company has retirement savings 401(k) plans covering substantially all employees. Employees may contribute up to 6% of their compensation with the Company matching 50% of the employee's contribution. Employee contributions are vested immediately and the Company's matching contributions are fully vested after three years. Employer contributions charged to expense for 2002, 2001 and 2000 were $285,000, $297,000, and
        $278,000 respectively.

        Also, the Company has deferred compensation agreements with certain active and retired officers. The agreements provide monthly payments for up to 15 years that equal 15% of average compensation prior to retirement or death. The charge to expense for the current agreements was $164,000, $192,000, and $236,000 for 2002, 2001 and 2000
        respectively. In 2002, previously accrued benefits under the agreements in the amount of $489,000 were reversed and credited to expense as a result of termination of certain officers. Such charges reflect the straight-line accrual over the period until full eligibility of the present value of benefits due each participant on the full eligibility date, using a 6% discount factor.

        Life insurance plans are provided for certain executive officers on a split-dollar basis. The Company is the owner of the split-dollar policies. The officers are entitled to a sum equal to two times either the employee's annual salary at death, if actively employed, or final annual salary, if retired, less $50,000, not to exceed the employee's portion of the death benefit. The Company is entitled to the portion of the death proceeds which equates to the cash surrender value less any loans on the policy and unpaid interest or cash withdrawals previously incurred by the Company. The employees have the right to designate a beneficiary(s) to receive their share of the proceeds payable upon death. The cash surrender value of these life insurance policies and life insurance policies related to the Company's supplemental retirement plan totaled approximately $2,731,911 less policy loans of $1,014,523 at December 31, 2002 and $2,610,000 at December 31, 2001, and is included in other assets in the consolidated balance sheets.

        The Company has a noncontributory employee stock ownership plan ("ESOP") covering substantially all employees of the Company and its subsidiaries. Voluntary contributions are made by the Company to the plan. Each eligible employee is vested based upon years of service, including prior years of service. The Company's contributions to the account of each employee become fully vested after three years of service.

        During 1986, the ESOP acquired 103,368 shares of the Company common stock at a weighted-average cost of $14.57 per share with funds provided by a loan from the Company. Accordingly, the $1,505,527 of common stock acquired by the ESOP was shown as a reduction of stockholders' equity. Shares are released to participants proportionately as the loan is repaid. Dividends on allocated shares are recorded as dividends and charged to retained earnings. Dividends on unallocated shares are used to repay the loan or distributed to participants and are treated as compensation expense. Compensation expense is recorded equal to the fair market value of the stock when contributions, which are determined annually by the Board of Directors of the Company, are made to the ESOP.

                                   (Continued)

                     RURBAN FINANCIAL CORP. AND SUBSIDIARIES


        ESOP expense for the years ended December 31, 2002, 2001 and 2001 was $503,000, $886,000 and $967,000.

                                                                                     2002                2001
                                                                            ----------------------------------------
           Allocated shares                                                           716,289            735,258
           Unearned shares                                                             24,811             26,514
                                                                               --------------     --------------
                  Total ESOP shares                                                   741,100            761,772
                                                                               ==============     ==============
           Fair value of unearned shares at December 31                       $       230,246    $       362,738
                                                                               ==============     ==============

NOTE 19:  STOCK OPTION PLAN

        The Company has a fixed option plan under which the Company may grant options that vest over five years to selected employees for up to 441,000 shares of common stock. The exercise price of each option is intended to equal the fair value of the Company's stock on the date of grant. An option's maximum term is ten years.

        A summary of the status of the plan at December 31, 2002, 2001 and 2000, and changes during the years then ended is presented below:

                                          2002                       2001                        2000
                                                WEIGHTED-                  WEIGHTED-                   WEIGHTED-
                                                 AVERAGE                    AVERAGE                     AVERAGE
                                    SHARES    EXERCISE PRICE    SHARES   EXERCISE PRICE     SHARES     EXERCISE PRICE
                                  ----------------------------------------------------------------------------------
           Outstanding,
              beginning of year      326,732   $     12.96      332,797    $     13.00       241,107   $     13.77
           Granted                    3,500          10.51        8,313          13.62        95,703         11.08
           Exercised                 (1,208)         11.07       (3,580)         13.11
           Forfeited                 (87,735)        12.85      (10,798)         14.12        (4,013)        13.85
                                     -------                   --------                  -----------
           Outstanding, end of
              year                   241,289         13.02      326,732          12.96       332,797         13.00
                                     =======                   ========                  ===========
           Options exercisable,
              end of year            186,113         13.29      184,581          13.31       122,210         13.45
                                     =======                   ========                  ===========


                                   (Continued)

                     RURBAN FINANCIAL CORP. AND SUBSIDIARIES

        The fair value of options granted is estimated on the date of the grant using an option-pricing model with the following weighted-average assumptions:

                                                                2002               2001                2000
                                                         -----------------------------------------------------------
           Dividend yields                                           3.41%              3.77%              3.54%
           Volatility factors of expected market price
              of common stock                                       15.00%             10.84%             17.35%
           Risk-free interest rates                                  1.50%              4.78%              5.68%
           Expected life of options                               10 years            8 years           10 years
           Weighted-average fair value of options
              granted during the year                      $         0.92     $         1.69          $    2.37


        The following table summarizes information about stock options under the plan outstanding at December 31, 2002:

                                       OPTIONS OUTSTANDING                              OPTIONS EXERCISABLE
                      ---------------------------------------------------------   ------------------------------------
                                        WEIGHTED-AVERAGE
 RANGE OF EXERCISE        NUMBER            REMAINING        WEIGHTED-AVERAGE          NUMBER      WEIGHTED-AVERAGE
       PRICES           OUTSTANDING     CONTRACTUAL LIFE      EXERCISE PRICE        EXERCISABLE     EXERCISE PRICE
----------------------------------------------------------------------------------------------------------------------
 $9.90 to $11.07            65,423              8.09 years    $      11.02              24,969      $        11.07
$12.87 to $14.00           136,253              5.23 years    $      12.90             129,903      $        12.88
$15.20 to $16.78            39,613              6.06 years    $      16.75              31,241      $        16.77




                                   (Continued)

                     RURBAN FINANCIAL CORP. AND SUBSIDIARIES


NOTE 20:  EARNINGS PER SHARE

        Earnings per share (EPS) are computed as follows:

                                                                        YEAR ENDED DECEMBER 31, 2002
                                                                              WEIGHTED-AVERAGE
                                                               INCOME             SHARES         PER SHARE AMOUNT
                                                         -----------------------------------------------------------
           Basic earnings per share
               Net loss available to common
                 stockholders                              $    (13,407,884)         4,539,720   $         (2.95)
                                                                                                  ==============
           Effect of dilutive securities
               Stock options                                             --                 --
                                                            ---------------    ---------------
           Diluted earnings per share
               Income available to common stockholders
                 and assumed conversions                   $    (13,407,884)         4,539,720   $         (2.95)
                                                            ===============    ===============    ==============

        Options to purchase 241,289 shares of common stock at $9.90 to $16.78 per share were outstanding at December 31, 2002, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares.

                                                                        YEAR ENDED DECEMBER 31, 2001
                                                                             WEIGHTED-AVERAGE
                                                               INCOME             SHARES         PER SHARE AMOUNT
                                                         -----------------------------------------------------------
           Basic earnings per share
               Net income available to common
                 stockholders                              $      2,252,958          4,525,714   $           .50
                                                                                                  ==============
           Effect of dilutive securities
               Stock options                                             --             18,737
                                                            ---------------    ---------------
           Diluted earnings per share
               Income available to common stockholders
                 and assumed conversions                   $      2,252,958          4,544,451   $           .50
                                                            ===============    ===============    ==============



                                   (Continued)

                     RURBAN FINANCIAL CORP. AND SUBSIDIARIES

        Options to purchase 143,685 shares of common stock were outstanding at December 31, 2001, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares.

                                                                        YEAR ENDED DECEMBER 31, 2000
                                                                             WEIGHTED-AVERAGE
                                                               INCOME             SHARES         PER SHARE AMOUNT
                                                         -----------------------------------------------------------
           Basic earnings per share
               Net income available to common
                 stockholders                              $      6,086,178          4,510,504   $          1.35
                                                                                                  ==============
           Effect of dilutive securities
               Stock options                                             --                208
                                                            ---------------    ---------------
           Diluted earnings per share
               Income available to common stockholders
                 and assumed conversions                   $      6,086,178          4,510,712   $          1.35
                                                            ===============    ===============    ==============

        Options to purchase 237,148 shares of common stock were outstanding at December 31, 2000, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares.

NOTE 21:  BUSINESS ACQUISITIONS

        On February 2, 2002, the Company acquired certain assets and assumed certain liabilities of the Oakwood Deposit Bank Company of Oakwood, Ohio ("Oakwood") from the FDIC following the Ohio Superintendent of Financial Institutions placing Oakwood in receivership and appointing the FDIC as receiver for a net premium of approximately $2.0 million. As a result of the acquisition, the Company will have an opportunity to increase its deposit base and reduce transaction costs. The Company also expects to reduce costs through economies of scale.

                                   (Continued)

                     RURBAN FINANCIAL CORP. AND SUBSIDIARIES



        The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

           Securities available for sale                                      $     18,271,342
           Loans                                                                    29,625,297
           Core deposit and other intangibles                                          909,062
           Goodwill                                                                  2,144,304
           Accrued interest receivable                                                 701,257
           Other assets                                                                247,290
                                                                               ---------------
               Total assets acquired                                                51,898,552
                                                                               ---------------
           Deposits                                                                 91,780,643
           Accrued interest payable                                                    187,237
                                                                               ---------------
               Total liabilities acquired                                           91,967,880
                                                                               ---------------
                  Net liabilities assumed                                     $    (40,069,328)
                                                                               ===============

        The difference between the book value of assets acquired and liabilities assumed from the FDIC was paid to the Company in cash, which was used to fund withdrawals of insured deposits from non-local depositors.

        The only significant intangible assets acquired were the core deposit base and customer relationships, which has a useful life of approximately seven years and will be amortized using the accelerated method. The $2,144,304 of goodwill was assigned entirely to the banking segment of the business and is expected to be deductible for tax purposes.

        The proforma disclosures to depict the results of operations as though the merger had taken place at the beginning of each period are not presented as records are not available from the FDIC for prior periods.

NOTE 22:  DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

        The following table presents estimated fair values of the Company's financial instruments. The fair values of certain of these instruments were calculated by discounting expected cash flows, which involves significant judgments by management and uncertainties. Fair value is the estimated amount at which financial assets or liabilities could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Because no market exists for certain of these financial instruments and because management does not intend to sell these financial instruments, the Company does not know whether the fair values shown below represent values at which the respective financial instruments could be sold individually or in the aggregate.

                                   (Continued)

                     RURBAN FINANCIAL CORP. AND SUBSIDIARIES



                                                          DECEMBER 31, 2002               DECEMBER 31, 2001
                                                        CARRYING         FAIR           CARRYING          FAIR
                                                         AMOUNT          VALUE           AMOUNT           VALUE
                                                   -----------------------------------------------------------------
           Financial assets
               Cash and cash equivalents             $  51,018,337   $  51,018,000   $  25,342,043   $  25,342,043
               Interest-bearing deposits                   260,000         260,000         260,000         260,000
               Available-for-sale securities           115,108,762     115,109,000     101,139,636     101,139,636
               Loans including loans held for
                 sale, net                             533,317,094     540,143,000     591,491,985     595,917,000
               Stock in FRB and FHLB                     3,665,900       3,666,000       3,235,915       3,235,915
               Cash surrender value of life
                 insurance                               1,017,573       1,018,000       2,610,000       2,610,000
               Interest receivable                       3,966,721       3,967,000       4,939,741       4,939,741
           Financial liabilities
               Deposits including deposits held
                 for sale                              636,035,341     641,643,000     610,859,809     615,804,000
               Federal funds purchased                                                  14,850,000      14,850,000
               FHLB advances                            47,850,000      52,474,000      54,275,069      57,165,000
               Trust preferred securities               10,000,000      11,444,000      10,000,000      10,202,000
               Note payable                              6,000,000       6,000,000              --              --
               Interest payable                          2,971,448       2,971,448       3,630,623       3,630,623

        For purposes of the above disclosures of estimated fair value, the following assumptions were used as of December 31, 2002 and 2001. The estimated fair value for cash and cash equivalents, interest-bearing deposits, FRB and FHLB stock, cash surrender value of life insurance, accrued interest receivable, demand deposits, savings accounts, NOW accounts, certain money market deposits, short-term borrowings, interest payable and advances by borrowers for taxes and insurance is considered to approximate cost. The estimated fair value for securities is based on quoted market values for the individual securities or for equivalent securities. The estimated fair value for loans receivable, including loans held for sale, net, is based on estimates of the rate the Bank would charge for similar loans at December 31, 2002 and 2001 applied for the time period until the loans are assumed to reprice or be paid. The estimated fair value for fixed-maturity time deposits as well as borrowings is based on estimates of the rate the Bank would pay on such liabilities at December 31, 2002 and 2001, applied for the time period until maturity. The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. The estimated fair value for other financial instruments and off-balance sheet loan commitments approximate cost at December 31, 2002 and 2001 and are not considered significant to this presentation.

                                   (Continued)

                     RURBAN FINANCIAL CORP. AND SUBSIDIARIES


NOTE 23:  COMMITMENTS AND CREDIT RISK

        The Bank grants commercial, agribusiness, consumer and residential loans to customers throughout the state. Although the Bank has a diversified loan portfolio, agricultural loans comprised approximately 11% of the portfolio as of December 31, 2002 and 2001, respectively.

        Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since a portion of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Each customer's creditworthiness is evaluated on a case-by-case basis. The amount of collateral obtained, if deemed necessary, is based on management's credit evaluation of the counterparty. Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, commercial real estate and residential real estate.

        Letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.

        Lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Lines of credit generally have fixed expiration dates. Since a portion of the line may expire without being drawn upon, the total unused lines do not necessarily represent future cash requirements. Each customer's creditworthiness is evaluated on a case-by-case basis. The amount of collateral obtained, if deemed necessary, is based on management's credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, commercial real estate and residential real estate. Management uses the same credit policies in granting lines of credit as it does for on-balance-sheet instruments.

                                                                                 2002                 2001
                                                                         -------------------------------------------
           Loan commitments and unused lines of credit                     $     97,937,000     $    152,106,000
           Standby letters of credit                                              1,349,000            1,795,000
           Commercial letters of credit                                              11,000               11,000
                                                                            ---------------      ---------------
                                                                           $     99,297,000     $    153,912,000
                                                                            ===============      ===============

        At December 31, 2002, the Banks had committed to purchase $13,800,000 of Agency mortgage backed securities.

                                   (Continued)

                     RURBAN FINANCIAL CORP. AND SUBSIDIARIES


        There are various contingent liabilities that are not reflected in the consolidated financial statements, including claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material effect on the Company's consolidated financial condition or results of operations.

        Salary continuation agreements with certain executive officers contain provisions regarding certain events leading to separation from the Company, before the executive officer's normal retirement date, which could result in cash payments in excess of amounts accrued.

NOTE 24:  CONDENSED FINANCIAL INFORMATION (PARENT COMPANY ONLY)

        Presented below is condensed financial information as to financial position, results of operations and cash flows of the Company:

                            CONDENSED BALANCE SHEETS

                                                                                     2002                2001
                                                                            ----------------------------------------
           ASSETS
               Cash and cash equivalents                                      $        155,892   $      5,214,886
               Investment in common stock of subsidiaries                           52,475,247         57,959,883
               Loans to banking subsidiaries                                                --            600,000
               Other assets                                                          1,123,426          1,736,930
                                                                               ---------------    ---------------
                  Total assets                                                $     53,754,565   $     65,511,699
                                                                               ===============    ===============
           LIABILITIES
               Cash dividend payable                                          $             --   $        593,387
               Trust preferred securities                                           10,000,000         10,000,000
               Notes payable                                                         6,000,000                 --
               Borrowings from nonbanking subsidiaries                                 310,000            310,000
               Other liabilities                                                     1,062,233          3,778,980
                                                                               ---------------    ---------------
                  Total liabilities                                                 17,372,233         14,682,367
           STOCKHOLDERS' EQUITY                                                     36,382,332         50,829,332
                                                                               ---------------    ---------------
                  Total liabilities and stockholders' equity                  $     53,754,565   $     65,511,699
                                                                               ===============    ===============

                                   (Continued)

                     RURBAN FINANCIAL CORP. AND SUBSIDIARIES

                         CONDENSED STATEMENTS OF INCOME

                                                                2002               2001                2000
                                                         -----------------------------------------------------------
           INCOME
               Interest income                             $        114,566   $        187,179   $         89,644
               Dividends from subsidiaries
                Banking subsidiaries                                     --          3,090,000         11,680,000
                Nonbanking subsidiaries                           1,825,000            300,000            240,000
                                                            ---------------    ---------------    ---------------
                  Total                                           1,825,000          3,390,000         11,920,000
               Other income                                       5,356,332          3,775,452          2,726,073
                                                            ---------------    ---------------    ---------------
                  Total income                                    7,295,898          7,352,631         14,735,717
                                                            ---------------    ---------------    ---------------
           EXPENSES
               Interest expense                                   1,292,416          1,150,382            710,711
               Other expenses                                     7,381,220          5,753,396          5,181,941
                                                            ---------------    ---------------    ---------------
                  Total expenses                                  8,673,636          6,903,778          5,892,652
                                                            ---------------    ---------------    ---------------
           INCOME (LOSS) BEFORE INCOME TAX AND
              EQUITY IN UNDISTRIBUTED INCOME OF
              SUBSIDIARIES                                       (1,377,738)           448,853          8,843,065
           INCOME TAX EXPENSE (BENEFIT)                          (1,088,931)           999,990          1,214,076
                                                            ---------------    ---------------    ---------------
           INCOME (LOSS) BEFORE EQUITY IN
              UNDISTRIBUTED INCOME OF SUBSIDIARIES                 (288,807)         1,448,843         10,057,141

           EQUITY IN UNDISTRIBUTED (EXCESS
              DISTRIBUTED) INCOME OF SUBSIDIARIES
              Banking subsidiaries                              (12,827,147)              (227)        (4,335,143)
              Nonbanking subsidiaries                              (291,930)           804,342            364,180
                                                            ---------------    ---------------    ---------------
                Total                                           (13,119,077)           804,115         (3,970,963)
                                                            ---------------    ---------------    ---------------
           NET INCOME (LOSS)                               $    (13,407,884)  $      2,252,958   $      6,086,178
                                                            ===============    ===============    ===============


                                   (Continued)

                     RURBAN FINANCIAL CORP. AND SUBSIDIARIES

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                2002               2001                2000
                                                         -----------------------------------------------------------
           OPERATING ACTIVITIES
               Net income                                  $    (13,407,884)  $      2,252,958   $      6,086,178
               Items not requiring (providing) cash
                 Equity in (undistributed) excess
                 distributed net income of subsidiaries          13,119,077           (804,115)         3,970,963
                 Other assets                                       613,504            299,526          2,391,288
                 Other liabilities                               (3,310,134)         1,292,688          1,803,356
                                                            ---------------    ---------------    ---------------
                  Net cash provided by (used in) by
                     operating activities                        (2,985,437)         3,041,057         14,251,785
                                                            ---------------    ---------------    ---------------
           INVESTING ACTIVITIES
               Investment in banking subsidiaries                (7,500,000)        (8,150,000)        (2,350,000)
               Investment in nonbanking subsidiaries                     --                 --           (310,000)
               Proceeds from note payable                         6,000,000                 --                 --
               Proceeds from loans to banking
                 subsidiaries                                            --           (600,000)        (7,600,000)
               Repayment of loans to banking
                 subsidiaries                                       600,000          7,600,000                 --
                                                            ---------------    ---------------    ---------------
                  Net cash provided by (used in)
                     investing activities                          (900,000)        (1,150,000)       (10,260,000)
                                                            ---------------    ---------------    ---------------
           FINANCING ACTIVITIES
               Net proceeds from issuance of trust
                 preferred securities                                    --                 --          9,697,385
               Proceeds from borrowings from
                 nonbanking subsidiaries                                 --                 --            310,000
               Net proceeds from (repayment of)
                 advances on line of credit                              --                 --         (7,000,000)
               Cash dividends paid                               (1,186,930)        (2,086,370)        (1,822,218)
               Proceeds from exercise of stock options               13,373             45,982                 --
               Cash paid for purchase of treasury stock                  --            (45,400)                --
               Cash paid in lieu of fractional shares
                 for 5% stock dividend                                   --             (8,659)            (6,968)
                                                            ---------------    ---------------    ---------------
                  Net cash provided by (used in)
                     financing activities                        (1,173,557)        (2,094,447)         1,178,199
                                                            ---------------    ---------------    ---------------
           NET CHANGE IN CASH AND CASH EQUIVALENTS               (5,058,994)          (203,390)         5,169,984

           CASH AND CASH EQUIVALENTS AT BEGINNING OF
              YEAR                                                5,214,886          5,418,276            248,292
                                                            ---------------    ---------------    ---------------
           CASH AND CASH EQUIVALENTS AT END OF YEAR        $        155,892   $      5,214,886   $      5,418,276
                                                            ===============    ===============    ===============


                                   (Continued)

                     RURBAN FINANCIAL CORP. AND SUBSIDIARIES



NOTE 25:  SEGMENT INFORMATION

        The reportable segments are determined by the products and services offered, primarily distinguished between banking and data processing operations. Loans, investments, deposits and financial services provide the revenues in the banking segment and include the accounts of State Bank and RFCBC. Service fees provide the revenues in the data processing operation and include the accounts of RDSI. Other segments include the accounts of the holding company, Rurban Financial Corp., which provides management services to its subsidiaries and RFS, which provides trust and financial services to customers nationwide and Rurban Life, which provides insurance products to customers of the Company's subsidiary banks.

        The accounting policies used are the same as those described in the summary of significant accounting policies. Segment performance is evaluated using net interest income, other revenue, operating expense and net income. Goodwill is allocated. Income taxes and indirect expenses are allocated on revenue. Transactions among segments are made at fair value. The holding company allocates certain expenses to other segments. Information reported internally for performance assessment follows.

                                                                                                INTERSEGMENT
      2002                    BANKING       DATA PROCESSING      OTHER        TOTAL SEGMENTS     ELIMINATION  CONSOLIDATED TOTALS
                           --------------------------------------------------------------------------------------------------------
INCOME STATEMENT
   INFORMATION:
Net interest income
   (expense)                $  25,068,431    $    (150,430)   $  (1,107,084)   $  23,810,917    $        --      $  23,810,917
Other revenue-external
   customers                    3,362,235        7,815,589        2,601,444       13,779,268             --         13,779,268
Other revenue-other
   segments                          --          1,790,381        5,439,203        7,229,584       (7,229,584)            --
                            -------------    -------------    -------------    -------------    -------------    -------------
Net interest income and
   other revenue               28,430,666        9,455,540        6,933,563       44,819,769       (7,229,584)      37,590,185
Noninterest expense            20,617,085        7,163,698        9,960,774       37,741,557       (7,229,584)      30,511,973
Significant noncash
   items:
Depreciation and
   amortization                   983,411        1,211,934          194,504        2,389,849             --          2,389,849
Provision for loan losses      27,530,583             --               --         27,530,583             --         27,530,583
Income tax expense             (6,794,462)         779,226       (1,029,252)      (7,044,488)            --         (7,044,488)
Segment profit (loss)         (12,922,539)       1,512,615       (1,997,960)     (13,407,884)            --        (13,407,884)

BALANCE SHEET
   INFORMATION:
Total assests                 732,635,201        9,143,898        2,810,052      744,589,151       (2,272,473)     742,316,679
Goodwill and intangibles        3,094,419             --               --          3,094,419             --          3,094,419
Premises and equipment
   expenditures, net            2,755,567        3,964,064          240,849        6,960,480             --          6,960,480


                                   (Continued)

                     RURBAN FINANCIAL CORP. AND SUBSIDIARIES


                                                                                               INTERSEGMENT
      2001                     BANKING      DATA PROCESSING       OTHER        TOTAL SEGMENTS   ELIMINATION   CONSOLIDATED TOTALS
                           --------------------------------------------------------------------------------------------------------
INCOME STATEMENT
   INFORMATION:
Net interest income
   (expense)                $  25,674,656    $    (126,933)   $     193,482    $  25,741,205    $        --      $  25,741,205
Other revenue-external
   customers                    5,088,701        6,125,970        2,946,942       14,161,613             --         14,161,613
Other revenue-other
   segments                          --          1,564,758        3,851,576        5,416,334       (5,416,334)            --
                            -------------    -------------    -------------    -------------    -------------    -------------
Net interest income and
   other revenue               30,763,357        7,563,795        6,992,000       45,319,152       (5,416,334)      39,902,818
Noninterest expense            17,644,172        6,001,048        9,789,408       33,434,628       (5,416,334)      28,018,294
Significant noncash
   items:
Depreciation and
   amortization                   884,466          988,703          198,837        2,072,006             --          2,072,006
Provision for loan losses       8,733,000             --               --          8,733,000             --          8,733,000
Income tax expense              1,318,714          531,334         (951,482)         898,566             --            898,566
Segment profit (loss)           3,067,471        1,031,413       (1,845,926)       2,252,958             --          2,252,958

BALANCE SHEET
   INFORMATION:
Total assets                  739,852,844        5,683,449        9,753,342      755,289,635       (9,080,542)     746,209,093
Goodwill and intangibles          179,339             --               --            179,339             --            179,339
Premises and equipment
   expenditures, net              594,743        2,142,649          118,741        2,856,133             --          2,856,133

                                                                                              INTERSEGMENT    CONSOLIDATED
          2000                    BANKING    DATA PROCESSING      OTHER       TOTAL SEGMENTS   ELIMINATION       TOTALS
                               -----------------------------------------------------------------------------------------------------
INCOME STATEMENT INFORMATION:
Net interest income (expense)   $ 26,156,349   $    (47,415)   $    278,934    $ 26,387,868    $      --      $ 26,387,868
Other revenue-external
   customers                       3,061,748      5,123,805       3,087,308      11,272,861           --        11,272,861
Other revenue-other segments            --        1,389,863       2,929,625       4,319,488     (4,319,488)           --
                                ------------   ------------    ------------    ------------   ------------    ------------
Net interest income and
   other revenue                  29,218,097      6,466,253       6,295,867      41,980,217     (4,319,488)     37,660,729
Noninterest expense               16,372,598      5,681,075       9,019,832      31,073,505     (4,319,488)     26,754,017
Significant noncash items:
Depreciation and amortization        959,416        938,102         205,611       2,103,129           --         2,103,129
Provision for loan losses          2,100,000           --              --         2,100,000           --         2,100,000
Income tax expense                 3,549,622        266,961      (1,096,049)      2,720,534           --         2,720,534
Segment profit (loss)              7,195,877        518,217      (1,627,916)      6,086,178           --         6,086,178

BALANCE SHEET INFORMATION:
Total assets                     691,764,552      4,763,318      27,714,578     724,242,448    (23,424,746)    700,817,702
Goodwill and intangibles             300,000           --              --           300,000           --           300,000
Premises and equipment
   expenditures, net                 555,021        916,141         184,389       1,655,551           --         1,655,551





                                   (Continued)

                     RURBAN FINANCIAL CORP. AND SUBSIDIARIES



NOTE 26:  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

        The following tables summarize selected quarterly results of operations for 2002 and 2001.

  DECEMBER 31, 2002                   MARCH                JUNE               SEPTEMBER            DECEMBER
                                      -----                ----               ---------            --------
  Interest income                $    12,752,703      $    12,644,230       $   12,263,786       $   10,929,925
  Interest expense                     6,557,632            6,325,257            6,223,362            5,706,730
  Net interest income                  6,195,071            6,318,973            6,040,424            5,223,195
  Provision for loan losses            2,132,000           11,852,000            2,007,000           11,539,583
  Noninterest income                   3,398,386            1,714,935            3,857,992            4,807,955
  Noninterest expense                  7,190,342            7,765,869            7,674,804            7,847,705
  Income tax expense                      64,566          (3,953,676)               51,151          (3,206,529)
  Net income                             206,549          (7,630,285)              165,461          (6,149,609)

  Earnings per share
  Basic                                     0.05               (1.68)                 0.04               (1.35)
  Diluted                                   0.05               (1.68)                 0.04               (1.35)

  Dividends per share                      0.130                0.130                   --                   --

  DECEMBER 31, 2001                    MARCH                JUNE               SEPTEMBER            DECEMBER
                                       -----                ----               ---------            --------
  Interest income                $    14,840,486      $    14,507,461      $    13,947,793      $    13,223,089
  Interest expense                     8,189,469            7,955,778            7,635,414            6,996,963
  Net interest income                  6,651,017            6,551,683            6,312,379            6,226,126
  Provision for loan losses              525,000            1,458,000            1,125,000            5,625,000
  Noninterest income                   3,237,957            3,416,619            3,709,819            3,797,218
  Noninterest expense                  7,021,012            6,866,523            6,944,282            7,186,477
  Income tax expense                     748,711              522,662              644,034          (1,016,841)
  Net income                           1,594,251            1,121,117            1,308,882          (1,771,292)

  Earnings per share
  Basic                                     0.35                 0.25                 0.29               (0.39)
  Diluted                                   0.35                 0.25                 0.29               (0.39)

  Dividends per share                      0.114                0.114                0.114                0.130


        During the fourth quarters of 2002 and 2001 and the second quarter of 2002, additional provisions for loan losses were recorded due to identification of increased levels of impaired loans and loan charge-offs.

        During the second quarter of 2002, a loss was recorded to write down the value of the Company's investment in WorldCom bonds which reduced noninterest income by $1.7 million.

        Noninterest expense increased during the second quarter of 2002 and succeeding quarters as a result of the expenses of acquisitions.


                                   (Continued)

                     RURBAN FINANCIAL CORP. AND SUBSIDIARIES


NOTE 27:  SUBSEQUENT EVENT AND MANAGEMENT'S PLAN FOR FUTURE LIQUIDITY NEEDS

        On January 15, 2003, as part of the effort to improve the Company's and RFCBC's capital levels and to provide for future liquidity needs, the Company's Board of Directors announced that it intended to make available for purchase its bank branches located in Hancock and Putnam Counties. These offices comprise the Peoples Banking Company Division and the First Bank of Ottawa Division.

        On February 22, 2003, an agreement was signed to sell the branches, deposits and certain performing loans of the Peoples Banking Company and First Bank of Ottawa divisions of RFCBC to First Federal Bank of the Midwest at a price substantially in excess of their book value. Under the agreement, First Federal Bank of the Midwest would acquire loans (including accrued interest) of approximately $116 million, total fixed assets (net of accumulated depreciation) of approximately $1.5 million and total deposits (including accrued interest) of approximately $177 million. The transaction is expected to close in May 2003.

        The Company's business plan includes strategies to sell all of the branches of RFCBC and use that bank's current capital and the capital which would result from the branch sales as the capital and primary funding source for a non-banking subsidiary. This subsidiary would manage RFCBC's classified loans that are not included in the sale agreements. Cash flow from the principal and interest payments as well as the payoffs of classified loans would be available to repay debt of the loan subsidiary and to dividend to Rurban the cash for resumption of the Trust Preferred interest payments, common stock dividends and ultimately to reinvest in the expansion of Rurban's banking and data processing operations.

        Management believes that cash flows resulting from the planned branch sales combined with normal operating cash flows will be sufficient to meet the Company's liquidity needs for the foreseeable future.


                                   (Continued)

                             RURBAN FINANCIAL CORP.

                           ANNUAL REPORT ON FORM 10-K
                     FOR FISCAL YEAR ENDED DECEMBER 31, 2002

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

Exhibit No.                Description                                     Reference No.
-----------                -----------                                     -------------

 10(s)                     Executive Salary Continuation Agreement,         Included in this Annual Report on Form
                           dated December 3, 2001, between Rurban           10-K as Exhibit 10(s).
                           Financial Corp. and Kenneth A. Joyce; and
                           Amended Schedule A to Exhibit 10(s)
                           identifying other identical Executive
                           Salary Continuation Agreements between
                           executive officers of Rurban Financial
                           Corp. and Rurban Financial Corp.

 10(t)                     Split-Dollar Dollar Insurance Agreement,        Included in this Annual Report on Form
                           dated April 3, 2002, between Robert             10-K as Exhibit 10(s).
                           Constein and Rurban Financial Corp.

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

 10(v)                     Rurban Financial Corp. Plan to Allow            Incorporated herein by reference to the
                           Directors to Elect to Defer Compensation        Corporation's Annual Report on Form 10-K
                                                                           for the fiscal year ended
                                                                           December 31, 1996 (File No.  0- 13507)
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

10(z)                      Rurban Financial Corp. Employee Stock           Included in this Annual Report on Form
                           Purchase Plan                                   10-K as Exhibit 10(z).

Exhibit No.                Description                                     Reference No.
-----------                -----------                                     -------------
 11                        Statement re: Computation of Per Share          Included in Note 1 of the Notes to
                           Earnings                                        Consolidated Financial Statements of
                                                                           Registrant in the financial statements
                                                                           portion of this Annual Report on Form
                                                                           10-K.

 21                        Subsidiaries of Registrant                      Included in this Annual Report on Form
                                                                           10-K as Exhibit 21.

 23                        Consent of Independent Auditor                  Included in this Annual Report on Form
                                                                           10-K as Exhibit 23.

99(a)                      Certification of the Chief Executive            Included in this Annual Report on Form
                           Officer and Chief Financial Officer             10-K as Exhibit 99(a).
                           Pursuant to Title 18, United States Code,
                           Section 1350, as adopted pursuant to
                           Section 906 of the Sarbanes -Oxley Act of
                           2002.

99(b)                      Report of Independent Auditors for 2001        Included in this Annual Report on Form
                           and 2000.                                       10-K as Exhibit 99(b).