Form 10-Q
period 2003-03-31
RURBAN FINANCIAL CORP
filed 2003-05-15
CIK 767405

                                   Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2003
                                                 --------------
                                       OR

[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

 For the transition period from _________________to___________________________

Commission file number 0-13507
                       -------

                             RURBAN FINANCIAL CORP.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Ohio                                           34-1395608
--------------------------------            ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

                    401 Clinton Street, Defiance, Ohio 43512
                    ----------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (419) 783-8950
                                 --------------
              (Registrant's telephone number, including area code)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)

         Yes                   No X
            ---                  ---

     The number of common shares of Rurban Financial Corp. outstanding was 4,565,721 on May 1, 2003.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The interim condensed consolidated financial statements of Rurban Financial Corp. and Subsidiaries are unaudited; however, the information contained herein reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of financial condition and results of operations for the interim periods presented. All adjustments reflected in these financial statements are of a normal recurring nature in accordance with Rule 10-01(b)(8) of Regulation S-X. Results of operations for the three months ended March 31, 2003 are not necessarily indicative of results for the complete year.

                             RURBAN FINANCIAL CORP.
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
              MARCH 31, 2003, DECEMBER 31, 2002 AND MARCH 31, 2002


ASSETS

                                                                   (UNAUDITED)                          (UNAUDITED)
                                                                 -----------------------------------------------------
                                                                     MARCH 31,         DECEMBER 31,        MARCH 31,
                                                                       2003               2002              2002
                                                                 ----------------------------------------------------
        Cash and due from banks                                  $     21,589,334   $     37,018,337   $    20,717,141
        Federal funds sold
                                                                       59,350,000         14,000,000        10,105,000
                                                                 ----------------   ----------------   ---------------
               Cash and cash equivalents                               80,939,334         51,018,337        30,822,141
        Interest-bearing deposits                                         310,000            260,000           645,053
        Available-for-sale securities                                  99,097,514        115,108,762       116,022,554
        Loans held for sale                                            79,787,224         63,536,309            85,635
        Loans, net of allowance for loan losses of
          $13,491,372 at March 31, 2003; $17,693,841, at
          December 31, 2002; and $12,638,515 at March 31, 2002        352,438,519        469,780,785       628,487,031
        Premises and equipment                                         13,732,992         14,695,613        11,830,475
        Federal Reserve and Federal Home Loan Bank stock                3,697,100          3,665,900         3,265,600
        Foreclosed assets held for sale, net                            2,009,790          1,960,276           337,339
        Interest receivable                                             2,649,869          3,966,721         5,488,357
        Deferred income taxes                                           5,397,313          5,495,812         1,965,003
        Goodwill                                                        2,249,246          2,323,643         2,499,921
        Core deposits and other intangibles                               737,620            770,777           686,791
        Other                                                           3,317,729          9,733,744         8,569,895
                                                                 ----------------    ---------------   ---------------

               Total assets                                      $    646,364,250   $    742,316,679   $   810,705,795
                                                                 ================    ===============   ===============

See notes to condensed consolidated financial statements (unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                   (UNAUDITED)                          (UNAUDITED)
                                                                 -----------------------------------------------------
                                                                     MARCH 31,         DECEMBER 31,        MARCH 31,
                                                                       2003               2002              2002
                                                                 ----------------------------------------------------
    LIABILITIES
        Deposits
           Demand                                                $     35,141,128   $     46,114,153   $    53,804,958
           Savings, NOW and money market                              110,134,983        117,738,013       231,321,150
           Time                                                       225,658,046        404,007,515       382,898,853
                                                                 ----------------   ----------------   ---------------
               Total deposits                                         370,934,157        567,859,681       668,024,961
        Deposits held for sale                                        166,064,199         68,175,660                --
        Note payable                                                    5,499,999          6,000,000                --
        Federal Home Loan Bank advances                                46,000,000         47,850,000        52,350,000
        Trust preferred securities                                     10,000,000         10,000,000        10,000,000
        Other borrowed funds                                                   --                            7,000,000
        Interest payable                                                2,903,799          2,971,448         3,380,770
        Accounts payable - FDIC                                                --                           18,378,054
        Other liabilities                                               3,310,588          3,077,558         1,425,887
                                                                 ----------------   ----------------   ---------------
               Total liabilities                                      604,712,742        705,934,347       760,559,672
                                                                 ----------------   ----------------   ---------------

    COMMITMENTS AND CONTINGENT LIABILITIES

    STOCKHOLDERS' EQUITY

        Common stock, $2.50 stated value; authorized
          10,000,000 shares; issued 4,575,702;
          outstanding March 31, 2003 - 4,565,721,
          December 31, 2002 - 4,565,721 and
          March 31, 2002 - 4,564,513 shares                            11,439,255         11,439,255        11,439,255

        Additional paid-in capital                                     11,009,733         11,009,733        11,013,284

        Retained earnings                                              19,203,843         13,904,212        28,112,189

        Unearned employee stock ownership plan (ESOP) shares             (281,447)          (320,765)         (460,909)

        Accumulated other comprehensive income                            595,138            664,911           374,242

        Treasury stock, at cost

           Common; March 31, 2003 - 9,981, December 31, 2002 -
              9,981 and March 31, 2002 - 11,189 shares                   (315,014)          (315,014)         (331,938)
                                                                 ----------------   ----------------   ---------------
               Total stockholders' equity                              41,651,508         36,382,332        50,146,123
                                                                 ----------------   ----------------   ---------------

               Total liabilities and stockholders' equity        $    646,364,250   $    742,316,679   $   810,705,795
                                                                 ================   ================   ===============

See notes to condensed consolidated financial statements (unaudited)

Note: The balance sheet at December 31, 2002 has been derived from the audited consolidated financial statements at that date.

                             RURBAN FINANCIAL CORP.
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                               THREE MONTHS ENDED

                                                             MARCH 31,          MARCH 31,
                                                                2003               2002
                                                         ---------------------------------------

    INTEREST INCOME
        Loans                                              $      8,790,024   $    11,284,125

        Securities
           Taxable                                                  811,477         1,351,698
           Tax-exempt                                                39,925           103,476

        Other                                                       101,023            13,404
                                                           ----------------   ---------------
               Total interest income                              9,742,449        12,752,703
                                                           ----------------   ---------------

    INTEREST EXPENSE

        Deposits                                                  3,839,800         5,454,468

        Short-term borrowings                                        93,764           119,403

        Federal Home Loan Bank advances                             653,502           718,761

        Junior subordinated debentures                              265,000           265,000
                                                           ----------------   ---------------
               Total interest expense                             4,852,066         6,557,632
                                                           ----------------   ---------------

    NET INTEREST INCOME                                           4,890,383         6,195,071

    PROVISION FOR LOAN LOSSES                                     1,194,000         2,132,000
                                                           ----------------   ---------------

    NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES           3,696,383         4,063,071
                                                           ----------------   ---------------

    NONINTEREST INCOME

        Data service fees                                         2,223,184         1,738,864

        Trust fees                                                  671,502           712,882

        Customer service fees                                       636,256           608,263

        Net gains on loan sales                                     151,412           129,688

        Net realized gains (losses) on sales of
          available-for-sale securities                              26,533           (80,706)

        Loan servicing fees                                         117,453           105,614

        Gain on sale of assets                                    8,035,912             1,627

        Other                                                       133,153           182,154
                                                           ----------------   ---------------
               Total noninterest income                          11,995,405         3,398,386
                                                           ----------------   ---------------

See notes to condensed consolidated financial statements (unaudited)

                                                                  MARCH 31,        MARCH 31,
                                                                    2003             2002
                                                         ---------------------------------------

    NONINTEREST EXPENSE

        Salaries and employee benefits                      $     3,814,914    $     3,867,691

        Net occupancy expense                                       396,354            306,931

        Equipment expense                                         1,059,154            882,531

        Data processing fees                                         89,687            131,607

        Professional fees                                           774,662            642,403

        Marketing expense                                           100,854            108,817

        Printing and office supplies                                165,137            187,453

        Telephone and communications                                197,511            180,112

        Postage and delivery expense                                191,074            154,073

        State, local and other taxes                                158,399            160,335

        Other                                                       721,739            568,389
                                                            ---------------    ---------------
               Total noninterest expense                          7,669,485          7,190,342
                                                            ---------------    ---------------

    INCOME BEFORE INCOME TAX                                      8,022,303            271,115

    PROVISION FOR INCOME TAXES                                    2,722,672             64,566
                                                            ---------------    ---------------

    NET INCOME                                              $     5,299,631    $       206,549
                                                            ===============    ===============

    BASIC EARNINGS PER SHARE                                $          1.17    $          0.05
                                                            ===============    ===============

    DILUTED EARNINGS PER SHARE                              $          1.17    $          0.05
                                                            ===============    ===============

See notes to condensed consolidated financial statements (unaudited)

                             RURBAN FINANCIAL CORP.
               CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS'
                               EQUITY (UNAUDITED)


                                                               THREE MONTHS               THREE MONTHS
                                                                   ENDED                     ENDED
                                                              MARCH 31, 2003             MARCH 31, 2002
                                                                   TOTAL                     TOTAL
                                                               SHAREHOLDERS'              SHAREHOLDERS'
                                                                   EQUITY                     EQUITY
                                                               -------------             --------------


Balance at beginning of period                                 $ 36,382,332              $ 50,829,332

Net Income                                                        5,299,631                   206,549

Other comprehensive income (loss):
   Net change in unrealized gains (losses)
     on securities available for sale, net                          (69,773)                 (347,609)
                                                               ------------              ------------
Total comprehensive income (loss)                                 5,229,858                  (141,060)

Cash dividends declared                                                   -                  (593,386)

Paydown of ESOP loan                                                 39,318                    51,237
                                                               ------------              ------------
Balance at end of period                                       $ 41,651,508              $ 50,146,123
                                                               ============              ============

See notes to condensed consolidated financial statements (unaudited)

                             RURBAN FINANCIAL CORP.

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                               THREE MONTHS ENDED


                                                              MARCH 31,          MARCH 31,
                                                                2003                2002
                                                         ---------------------------------------
      OPERATING ACTIVITIES
          Net income                                        $     5,299,631    $       206,549
          Adjustments to reconcile net income to net
            cash provided by operating activities
             Depreciation and amortization                          608,682            529,647
             Provision for loan losses                            1,194,000          2,132,000
             ESOP shares earned                                      39,318             51,237
             Amortization of premiums and discounts
                on securities                                       166,683              3,392
             Amortization of intangible assets                      107,554             45,992
             Deferred income taxes                                   98,499                 --
             Proceeds from sale of loans held for                                    2,463,510
                sale                                             13,479,405
             Originations of loans held for sale                (13,327,993)        (1,979,466)
             Gain on sale of branch
                                                                 (8,009,437)                --
             Gain from sale of loans                               (151,412)          (129,688)
             Gain on sales of fixed assets                          (28,948)          (129,688)
             Net realized (gains) losses on
                available-for-sale securities                       (26,533)            80,706
          Changes in
             Interest receivable                                  1,316,852            (47,142)
             Other assets                                         6,344,040         (2,221,440)
             Interest payable and other liabilities                 168,900           (475,671)
                                                            ---------------    ---------------
                 Net cash provided by (used in)
                    operating activities                          7,279,241            660,166
                                                            ---------------    ---------------

      INVESTING ACTIVITIES
          Net change in interest-bearing deposits                   (50,000)          (385,053)
          Purchases of available-for-sale securities            (34,522,183)       (12,530,758)
          Proceeds from maturities of
            available-for-sale securities                        41,989,452         14,183,825
          Proceeds from the sales of
            available-for-sale securities                         8,334,056          1,923,320
          Net change in loans                                    42,721,729         (8,760,538)
          Purchase of premises and equipment                       (486,572)          (882,531)
          Purchase of Federal Home Loan Federal
            Reserve Bank stock                                      (31,200)           (32,700)
          Sale of foreclosed assets                                 (49,514)                --
          Payment of assumption of liability from
            sale of branch                                       (4,707,772)                --
          Proceeds from assumption of net
            liabilities in business acquisition                          --         58,240,077
                                                            ---------------    ---------------
                 Net cash provided by (used in)
                    investing activities                         53,197,996         51,755,642
                                                            ---------------    ---------------

                                                                MARCH 31,           MARCH 31,
                                                                  2003                2002
                                                            -----------------------------------

    FINANCING ACTIVITIES
        Net increase (decrease) in demand deposits,
          money market, NOW and savings accounts            $    37,025,646    $    (1,077,376)
        Net decrease in certificates of deposit                 (65,231,885)       (34,898,119)
        Net decrease in federal funds purchased                          --        (14,850,000)
        Repayment of Federal Home Loan Bank advances             (1,850,000)        (1,925,069)
        Proceeds (repayments) of note payable                      (500,001)         7,000,000
        Dividends paid                                                   --         (1,186,773)
               Net cash used in financing activities            (30,556,240)       (46,937,337)
                                                            ---------------    ----------------

    INCREASE IN CASH AND CASH EQUIVALENTS                        29,920,997          6,910,326

    CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                 51,018,337         18,431,717
                                                            ---------------    ---------------

    CASH AND CASH EQUIVALENTS, END OF PERIOD                $    80,939,334    $    25,342,043
                                                            ===============    ===============

    SUPPLEMENTAL CASH FLOWS INFORMATION
        Interest paid                                       $     4,707,792    $     6,807,485
        Income taxes paid (net of refunds)                       (4,252,322)                --


See notes to condensed consolidated financial statements (unaudited)

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

For further information, refer to the consolidated financial statements and footnotes included in the Corporation's Annual Report on Form 10-k for the year ended December 31, 2002.

NOTE B--EARNINGS PER SHARE

Earnings per share have been computed based on the weighted average number of shares outstanding during the periods presented. For the three months ended March 31, 2003 and 2002, stock options totaling 223,376 and 206,549 shares of common stock were not considered in computing EPS as they were anti-dilutive. The number of shares used in the computation of basic and diluted earnings per share was:

                                                                                     Three Months Ended
                                                                                         March 31,
                                                                                         ---------
                                                                               2003                      2002
                                                                               ----                      ----
Basic earnings per share                                                     4,545,162                 4,538,155
Diluted earnings per share                                                   4,545,162                 4,557,370


NOTE C - LOANS, RISK ELEMENTS AND ALLOWANCE FOR LOAN LOSSES

Total loans on the balance sheet are comprised of the following classifications at:

                                                                   March 31,          December 31,
                                                                     2003                 2002
                                                                     ----                 ----

Commercial                                                    $     85,155,609      $    123,053,492
Commercial real estate                                             110,102,184           129,718,943
Agricultural                                                        55,358,427            68,953,865
Residential real estate                                             53,879,447            84,431,599
Consumer                                                            43,263,920            60,138,463
Lease financing                                                     18,444,060            21,509,394
                                                              ----------------      ----------------
Total loans                                                        366,203,647           487,805,756
Less
     Net deferred loan fees, premiums and discounts                   (273,756)             (331,130)
     Allowance for loan losses                                     (13,491,372)          (17,693,841)
                                                              -----------------     -----------------

          Net loans                                            $   352,438,519      $    469,780,785

                                       10
                                   (Continued)

The following is a summary of the activity in the allowance for loan losses account for the three months ended March 31, 2003 and 2002 and the year ended December 31, 2002.

                                                                  March 31,           December 31,          March 31,
                                                                    2003                 2002                 2002
                                                                    ----                 ----                 ----

Balance, beginning of year                                    $    17,693,841       $     9,238,936     $    9,238,936
Amounts assumed in acquisition                                             --             1,427,000          1,427,000
Sales of Citizens Banking Co.                                        (232,000)                   --                 --
Provision charged to expense                                        1,194,000            27,530,583          2,132,000
Recoveries                                                            487,727             1,270,773            348,361
Loans charged off                                                  (5,652,196)          (21,773,451)          (507,782)
                                                              ----------------      ----------------    --------------

Balance, end of year                                          $    13,491,372       $    17,693,841     $   12,638,515
                                                              ===============       ===============     ===============

The following schedule summarizes nonaccrual, past due and impaired loans at:

                                                                   March 31,          December 31,
                                                                     2003                 2002
                                                                     ----                 ----

Loans accounted for on a nonaccrual basis                     $    16,548,000       $    18,259,000

Accruing loans which are contractually
  past due 90 days or more as to interest or
  principal payments                                                4,404,000               476,000
                                                              ---------------       ---------------

     Total non-performing loans                               $    20,952,000       $    18,735,000
                                                              ===============       ===============


Individual loans determined to be impaired were as follows:

                                                                  March 31,           December 31,
                                                                    2003                2002
                                                                    ----                ----

Loans with no allowance for loan losses allocated             $     1,050,000       $     1,186,000
Loans with allowance for loan losses allocated                     17,175,000            13,736,000
                                                              ---------------       ---------------
    Total impaired loans                                      $    18,225,000       $    14,922,000
                                                              ===============       ===============

Amount of allowance allocated                                 $     4,895,000       $     5,067,000
                                                              ===============       ===============


                                       11
                                   (Continued)

NOTE D - TRUST PREFERRED SECURITIES

On September 7, 2000, Rurban Statutory Trust 1 ("RST"), a wholly owned subsidiary of the Company closed a pooled private offering of 10,000 Capital Securities with a liquidation amount of $1,000 per security. The proceeds of the offering were loaned to the Company in exchange for junior subordinated debentures with terms similar to the Capital Securities. The sole assets of RST are the junior subordinated debentures of the Company and payments thereunder. The junior subordinated debentures and the back-up obligations, in the aggregate, constitute a full and unconditional guarantee by the Company of the obligations of RST under the Capital Securities. Distributions on the Capital Securities are payable semi-annually at the annual rate of 10.6% and are included in interest expense in the consolidated financial statements. These securities are considered Tier 1 capital (with certain limitations applicable) under current regulatory guidelines. As of March 31, 2003, December 31, 2002 and March 31, 2002, the outstanding principal balance of the Capital Securities was $10,000,000.

The junior subordinated debentures are subject to mandatory redemption, in whole or in part, upon repayment of the Capital Securities at maturity or their earlier redemption at the liquidation amount. Subject to the Company having received prior approval of the Federal Reserve, if then required, the Capital Securities are redeemable prior to the maturity date of September 7, 2030, at the option of the Company; on or after September 7, 2010 at a premium, or on or after September 7, 2020 at par; or upon occurrence of specific events defined within the trust indenture. The Company has the option to defer distributions on the Capital Securities from time to time for a period not to exceed 10 consecutive semi-annual periods.

On February 12, 2003, the Trustee was notified that the Company elected to defer the semi-annual distributions which would have been due on March 7, 2003, until September 7, 2003.

NOTE E - NOTE PAYABLE

The Company has a note payable to The Northern Trust Company of $5,499,999, secured by stock in the Company's subsidiaries, payable in equal monthly principal installments of $166,667 together with interest at a variable rate. Final payment is due June 30, 2003.

The stock of the Banks and RDSI is pledged as security for the note. The Company has negotiated with the lender to extend the maturity of the note to June 30, 2003 and plans to refinance the note with another lender as part of the financing of a loan subsidiary to be created upon the sale of RFCBC's deposits, branches, and performing loans.

NOTE F - REGULATORY MATTERS

The Company and the subsidiary banks are subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the subsidiary banks must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance-sheet items as calculated under regulatory

                                       12
                                   (Continued)
accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the subsidiary banks to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of March 31, 2003, the Company and the subsidiary banks meet all "well-capitalized" requirements to which they are subject.

                                       13
                                   (Continued)

The Company and significant subsidiary banks' actual capital amounts (in millions) and ratios are also presented in the following table.


                                                                                               TO BE WELL CAPITALIZED
                                                                      FOR CAPITAL ADEQUACY    UNDER PROMPT CORRECTIVE
                                                   ACTUAL                    PURPOSES             ACTION PROVISIONS
                                           AMOUNT          RATIO      AMOUNT          RATIO      AMOUNT        RATIO
                                       --------------------------------------------------------------------------------
      As of March 31, 2003
        Total Capital
          (to Risk-Weighted Assets)
         Consolidated                    $     53.8         11.8%   $     43.0          8.0%  $      --         N/A
         State Bank                            36.1         10.8          28.5          8.0         35.6         10.0
         RFCBC                                 19.1         15.9          14.6          8.0         18.2         10.0

        Tier I Capital
          (to Risk-Weighted Assets)
         Consolidated                          48.1         10.5          21.5          4.0          --         N/A
         State Bank                            31.9          9.6          14.3          4.0         21.4          6.0
         RFCBC                                 17.6         14.6           7.3          4.0         10.9          6.0

        Tier I Capital
          (to Average Assets)
         Consolidated                          48.1          6.7          31.7          4.0                     N/A
         State Bank                            31.9          7.2          19.1          4.0         23.8          5.0
         RFCBC                                 17.6          6.6          11.7          4.0         14.6          5.0

      As of December 31, 2002
        Total Capital
          (to Risk-Weighted Assets)
         Consolidated                    $     49.4          9.2%   $     43.0          8.0%  $      --         N/A
         State Bank                            36.2         10.2          28.5          8.0         35.6         10.0
         RFCBC                                 14.8          8.1          14.6          8.0         18.2         10.0

        Tier I Capital
          (to Risk-Weighted Assets)
         Consolidated                          42.6          7.9          21.5          4.0          --         N/A
         State Bank                            31.7          8.9          14.3          4.0         21.4          6.0
         RFCBC                                 12.4          6.8           7.3          4.0         10.9          6.0

        Tier I Capital
          (to Average Assets)
         Consolidated                          42.6          5.4          31.7          4.0                     N/A
         State Bank                            31.7          6.7          19.1          4.0         23.8          5.0
         RFCBC                                 12.4          4.2          11.7          4.0         14.6          5.0


                                       14
                                   (Continued)

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


NOTE H - NEW ACCOUNTING PRONOUNCEMENTS

On November 25, 2002, the Financial Accounting Standards Board (FASB) issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN No. 45) which expands on the accounting guidance of Statements No. 5, 57 and 107 and incorporates without change the provisions of FASB Interpretation No. 34, which is being superseded.

FIN No. 45, which is applicable to public and non-public entities, will significantly change current practice in the accounting for, and disclosure of, guarantees. Each guarantee meeting the characteristics described in FIN No. 45 is to be recognized and initially measured at fair value, which will be a change from current practice for most entities. In addition, guarantors will be required to make significant new disclosures, even if the likelihood of the guarantor making payments under the guarantee is remote, which represents another change from current general practice.

FIN No. 45's disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002, while the initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Company has changed its method of accounting and financial reporting for standby letters of credit by adopting the provisions of FIN No. 45 effective January 1, 2003. There was no material impact of the adoption on the financial statements.

NOTE I - BRANCH SALES

On December 30, 2002, an agreement was signed to sell the branches of RFCBC which comprise the Citizens Savings Bank division to the Union Banking Company. The sale was closed March 28, 2003. As of March 28, 2003, these branches had total loans of $57,175,622, total fixed assets (net of accumulated depreciation) of $869,459 and total deposits of $70,830,746. A pre-tax gain of approximately $8.0 million was recorded in March 2003 from the sale.

On February 22, 2003, an agreement was signed to sell the branches, deposits and certain performing loans of the Peoples Banking Company and First Bank of Ottawa divisions of RFCBC to First Federal Bank of the Midwest at a price substantially in excess of their book value. Under the agreement, First Federal of the Midwest would acquire loans (including accrued interest) of approximately $116 million, total fixed assets (net of accumulated depreciation) of approximately $1.5 million and total deposits (including accrued interest) of approximately $177 million. The transaction is expected to close in June 2003.

                                       15
                                   (Continued)

NOTE J - STOCK OPTIONS

The Company accounts for its stock option plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the grant date. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.


                                                                            Three Months Ended March 31,
                                                                            2003                   2002
                                                                          ----------             --------
Net income, as reported                                                   $5,299,631             $206,549
Less:  Total stock-based employee compensation
     cost determined under the fair value based
     method, net of income taxes                                            (19,823)             (19,661)
                                                                          ---------              -------
Pro forma net income                                                      $5,279,808             $186,888
                                                                          ==========             ========

Earnings per share:
     Basic - as reported                                                       $1.17                 $.05
     Basic - pro forma                                                         $1.16                 $.04
     Diluted - as reported                                                     $1.17                 $.05
     Diluted - proforma                                                        $1.16                 $.04


NOTE K - COMMITMENTS AND CREDIT RISK

Loan commitments and unused lines of credit totaled $75,513,000, standby letters of credit totaled $799,700 and commercial letters of credit totaled $11,000 as of March 31, 2003.

NOTE L - SEGMENT INFORMATION

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


                                       16
                                   (Continued)

As of and for the three months ended March 31, 2003

                                                          Data                       Total        Intersegment     Consolidated
                                          Banking      Processing      Other        Segments       Elimination         Totals
                                       -----------------------------------------------------------------------------------------
Income statement information:
---------------------------------------
  Net interest income (expense)         $ 5,324,433     $ (78,750)    $(349,110)   $ 4,896,572    $   (6,189)       $ 4,890,383

  Noninterest income - external
    customers                             9,082,682     2,223,184       689,539     11,995,405             -         11,995,405

  Noninterest income - other segments             -       477,575     1,488,701      1,966,276    (1,966,276)                 -
                                        -----------     ---------    ----------     ----------    -----------        ----------

    Total revenue                        14,407,115     2,622,009     1,829,130     18,858,253    (1,972,465)        16,885,788

  Noninterest expense                     5,747,987     2,052,295     1,835,479      9,635,761    (1,966,276)         7,669,485

  Significant non-cash items:
    Depreciation and
      amortization                          234,047       364,038        43,754        641,839             -            641,839
    Provision for loan losses            (1,194,000)            -             -     (1,194,000)            -         (1,194,000)
                                                                                                           -
  Income tax expense (benefit)            2,533,150       193,702        (4,180)     2,722,672             -          2,722,672
                                                                                                           -
  Segment profit (loss)                   4,931,980       376,011        (8,360)     5,299,631             -          5,299,631

  Balance sheet information:
---------------------------------------
  Total assets                          643,164,713     9,382,393     3,160,124    655,707,230    (9,342,980)       646,364,250

  Goodwill and intangibles                2,986,866             -            -       2,986,866             -          2,986,866

  Premises and equipment
    expenditures, net                      (782,164)      457,606      (162,014)      (486,572)            -           (486,572)


           CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
           ----------------------------------------------------------

Certain statements within this document which are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve risks and uncertainties and actual results may differ materially from those predicted by the forward-looking statements. These risks and uncertainties include, but are not limited to, risks and uncertainties inherent in the national and regional banking, insurance and mortgage industries, competitive factors specific to markets in which Rurban and its subsidiaries operate, future interest rate levels, legislative and regulatory actions, capital market conditions, general economic conditions, geopolitical events, the loss of key personnel and other factors.

Forward-looking statements speak only as of the date on which they are made, and Rurban undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made. All subsequent written and oral forward-looking statements attributable to Rurban or any person acting on our behalf are qualified by these cautionary statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Rurban Financial Corp. ("Rurban") or ("the Company") was incorporated on February 23, 1983, under the laws of the State of Ohio. Rurban is a bank holding company registered with the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended. Rurban's subsidiaries, The State Bank and Trust Company ("State Bank") and RFC Banking Company ("RFCBC") are engaged in the industry segment of commercial banking. RFCBC was created June 30, 2001 through the merger of The Peoples Banking Company, The First National Bank of Ottawa and The Citizens Savings Bank Company, which were wholly owned subsidiaries of Rurban prior to the merger, and now operate as separate divisions. Rurban's subsidiary, Rurbanc Data Services, Inc. ("RDSI"), provides computerized data processing services to community banks and businesses including Rurban's subsidiary banks. Rurban's subsidiary, Rurban Life Insurance Company ("Rurban Life") has a certificate of authority from the State of Arizona to transact insurance as a domestic life and disability insurer. Rurban's subsidiary, Rurban Statutory Trust I ("RST") was established in September 2000 for the purpose of managing the Company's junior subordinated debentures. Reliance Financial Services, N.A. ("Reliance"), a wholly owned subsidiary of State Bank, provides trust and financial services to customers nationwide.

The following discussion is intended to provide a review of the consolidated financial condition and results of operations of Rurban. This discussion should be read in conjunction with the consolidated financial statements and related footnotes in Rurban's 2002 Form 10-K filed with the Securities and Exchange Commission.

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


QUARTERLY EARNINGS SUMMARY

Net income for the quarter was $5.3 million, or $1.17 per diluted share, versus $0.21 million, or $0.05 per diluted share, for the first quarter 2002.

Net interest income declined $1.3 million to $4.9 million for the three months ended March 31, 2003 compared to $6.2 million for the first quarter 2002. The decline in net interest income is partially due to a lower level of average earning assets, declining market rates, a higher level of non-accrual loans and increased balance sheet liquidity as the Company focused on strengthening its risk based capital ratios. The decline is also driven by a $276.0 million decrease in loans. This decline in loans is due to an increase in loans held for sale, branch sales, reduced new loan demand and chargeoffs.

The provision for loan losses of $1.2 million for the first quarter of 2003 decreased $0.9 million (44%) compared to the first three months of 2002.

Noninterest income increased $8.6 million to $12.0 million in the first quarter of 2003 compared to $3.4 million for the first three months of 2002. The increase in noninterest income was mainly the result of the sale of the Citizens Savings Bank, a division of RFC Banking Company, on March 28, 2003 for a pre-tax gain of $8.0 million.

Noninterest expense increased $0.5 million to $7.7 million for the first quarter of 2003 compared to $7.2 million for the first three months of 2002. This increase is the result of RDSI purchasing BancServ in May 2002 and Northwest Financial in August 2002 increasing equipment expense in the first quarter of 2003 and professional fees increased $132,000 as a result of increased attorney/consulting fees related to loan workouts, foreclosures and branch divestitures.

LINKED QUARTER COMPARISON

The Company reported a net profit for the first quarter of 2003 of $5.3 million, or $1.17 per diluted share, versus a net loss of $6.1 million, or $1.35 per diluted share, for the fourth quarter of 2002. The first quarter profit was mainly due to the sale of the Citizens Savings Bank, a division of RFC Banking Company, on March 28, 2003 for a pre-tax gain of approximately $8.0 million. The fourth quarter loss was driven largely by the loan loss provision of $11.5 million, bringing the total loan loss provision for 2002 to $27.5 million and the allowance for loan losses to $17.7 million or 3.21% at December 31, 2002.

Net interest income decreased $333,000 or 6% to $4.9 million for the three months ended March 31, 2003 compared to $5.2 million for the fourth quarter of 2002. This decrease was largely due to a $1.2 million decline in loan interest income in the first quarter.

A comparison of financial results for the quarter ended March 31, 2003 to the previous quarter ended December 31, 2002 is as follows:

                                                          Three Months Ended          Linked Quarter     Annualized
                                                        03/31/03       12/31/02          % Change         % Change
                                                        --------       --------          --------         --------
                                                                  (dollars in millions, except per share data)

                Total Assets                              $ 646         $  742             -13%             -52%
                Loans Held for Sale                        79.8           63.5              26%             104%
                Loans (Gross)                               366            488             -25%            -101%
                Allowance for Loan Losses                  13.5           17.7             -24%             -96%
                Total Deposits                              371            568             -35%            -141%

                Total Revenue                              16.9           10.0              69%             280%
                Net interest Income                         4.9            5.2              -6%             -23%
                Loan Loss Provision                         1.2           11.5             -90%            -363%
                Noninterest Income                         12.0            4.8             149%             608%
                Noninterest Expense                         7.7            7.8              -2%              -5%
                Net Income                                  5.3           (6.1)             --               --
                Basic Earnings Per Share                  $1.17         $(1.35)             --               --
                Diluted Earnings Per Share                $1.17         $(1.35)             --               --

On a linked quarter basis, loans declined $122 million while loans held for sale increased $16.3 million and total assets declined $96 million. The decline in loans was primarily due to the sale of Citizens Savings Bank resulting in the sale of $56.6 million in loans, an increase of $16.3 million in loans held for sale, and the additional sales of FSA, SBA loans. Additional reductions in loan balances were due to residential loan refinancings and the Company's intended low level of production of new commercial loans.

TOTAL REVENUE

                                                                 Three Months Ended

                                                     03/31/03    12/31/02     $Change       %Change
                                                     ----------------------------------------------
                                                                (dollars in thousands)
           Total Revenue                             $16,886      $10,031      $6,855          69%


Total revenue (net interest income plus noninterest income) was $16.9 million for the first quarter of 2003 compared to $10.0 million for the fourth quarter of 2002, up $6.9 million or 69%.

NET INTEREST INCOME

                                                                Three Months Ended

                                                     03/31/03    12/31/02     $Change   %Change
                                                     ------------------------------------------
                                                               (dollars in thousands)
           Net Interest Income                        $4,890      $5,223       $(333)        -6%


Net interest income for the first quarter of 2003 was $4.9 million compared to $5.2 million for the fourth quarter of 2002. The net interest margin for the first quarter of 2003 was 2.92% compared to 2.81% for the previous quarter.

LOAN LOSS PROVISION

The provision for loan losses of $1.2 million for the first quarter of 2003 decreased $10.3 million compared to the fourth quarter of 2002. The reasons for the decrease in the first quarter are discussed in the "Allowance for Loan Losses" section.

NONINTEREST INCOME

                                                                    Three Months Ended

                                                          03/31/03    12/31/02    $Change     %Change
                                                          -------------------------------------------
                                                                   (dollars in thousands)
           Total Noninterest Income                        $11,995     $4,808     $7,187         149%

            - Gains on Sale of Assets                        8,036       (64)     +8,100           -
            - Data Service Fees                              2,223      2,195        +28           1%
            - Deposit Service Fees                             636        693        -57          -8%
            - Gains on Sale of Loans                           151        399       -248         -62%
            - Gain (Loss) on Securities                         27        849       -822         -97%

Noninterest income increased by $7.2 million to $12.0 million in the first quarter of 2003. The first quarter increase was the result of the sale of Citizens Savings Bank resulting in an approximate premium of $8.0 million recorded in gain on sale of assets.

RURBANC DATA SERVICES, INC. ("RDSI")


                                                               THREE MONTHS ENDED

                                                  03/31/03   12/31/02     $ Change     % Increase
                                                  ------------------------------------------------
                                                              (Dollars in Thousands)
         Data Processing Fees                      $2,223     $2,195         $28            1%

RDSI's continued growth in network services, Internet banking and other technical services accounts for the majority of its revenue growth.

NONINTEREST EXPENSE

                                                                    Three Months Ended

                                                          03/31/03    12/31/02   $Change       %Change
                                                          --------------------------------------------
                                                                   (dollars in thousands)
         Total Noninterest Expense                         $7,669      $7,848     $(178)          -2%

          - Salaries & Employee Benefits                    3,815       3,997      (182)          -5%
          - Equipment Expense                               1,059       1,107       (47)          -4%
          - Professional Fees                                 775         863       (88)         -10%
          - All Other                                       2,020       1,881      +139           +7%


Noninterest expense for the first quarter of 2003 was $7.7 million compared to $7.8 million for the fourth quarter of 2002, a reduction of $178,000 or 2%.

LOANS

                                                                                       Inc
                                                       % of       As Of     % of       ---
                                         03/31/03      Total     12/31/02   Total     (Dec)
                                         --------     -----     --------    -----     -----
                                                   (dollars in millions)

             Commercial                    $ 85        23%        $123        25%     $ (38)
             Commercial real estate         110        30%         130        27%       (20)
             Agricultural                    55        15%          69        14%       (14)
             Residential                     54        15%          84        17%       (30)
             Consumer                        43        12%          60        12%       (17)
             Leasing loans                   19         5%          22         5%        (3)
                                           ----                   ----                -----
             Total                         $366                   $488                $(122)
             Loans held for sale             80                     63                   17
                                           ----                   ----                -----
                  Total                    $446                   $551                $(105)


Loans decreased $122 million to $366 million at March 31, 2003. The decline in loans was primarily due to the sale of Citizens Savings Bank resulting in $56.6 million of loans being sold, an increase of $16.3 million in loans held for sale, and the additional sales of FSA, SBA loans. Additional reductions in loan balances were due to residential loan refinancings and the Company's intended low level of production of new commercial loans.

Commercial, commercial real estate, agricultural, residential, consumer and leasing loans for the quarter declined 31%, 15%, 20%, 36%, 28% and 14%, respectively, as loan demand has softened and the Company's new lending efforts have become focused on smaller local relationships. At March 31, 2003, commercial, commercial real estate, agricultural, residential, consumer and leasing loans represented 23%, 30%, 15%, 15%, 12% and 5%, respectively, of total loans, compared to 25%, 27%, 14%, 17%, 12% and 5% at December 31, 2002.

ASSET QUALITY


                                    As Of And For The Quarter Ended
                                    -------------------------------
                                         (dollars in millions)
                                                             03/31/03     12/31/02       Change
                                                             --------     --------       ------
      Non-performing loans                                     $21.0        $18.7         $+2.3
      Non-performing assets                                     23.6         20.8          +2.8
      Nonperforming assets/ loan plus OREO                      6.41%        4.25%        +2.16%
      Nonperforming assets/ total assets                        3.65%        2.80%         +.85%
      Net chargeoffs                                             5.2         14.7
      Net chargeoffs (annualized)/ total loans                   4.7%          12%
      Loan loss provision                                        1.2         11.5
      Allowance for loan loss - $                               13.5         17.7          -4.2
      Allowance for loan loss - %                               3.03%        3.21%         -.18
      Allowance/nonperforming loans                               64%          95%         --
      Allowance/nonperforming assets                              57%          85%         --

Non-performing assets at March 31, 2003 increased to $23.6 million or 3.65% of total assets, versus $20.8 million, or 2.80% at December 31, 2002, an increase of $2.8 million. Net chargeoffs for the first quarter of 2003 were $5.2 million compared to $14.7 million in the fourth quarter of 2002.

ALLOWANCE FOR LOAN LOSSES

The Company grades its loans using a eight grade system. Problem loans are classified as either:

     Substandard: Inadequately protected, with well-defined weakness that jeopardize liquidation of debt
     Doubtful: Inherent weaknesses well-defined and high probability of loss (impaired)
     Loss: Considered uncollectible. May have recovery or salvage value with future collection efforts (these loans are either fully reserved or charged off)

The Company's allowance for loan losses has four components. Those components are shown in the following table:


                                         ----------03/31/03----------      -----------12/31/02--------
                                                        ALLOCATION                        ALLOCATION
                                          LOAN        ---------------       LOAN        --------------
                                           BALANCE        $         %        BALANCE       $         %
                                           -------      -----     -----      -------      -----     -----

   Allocations for individual
   commercial loans graded doubtful
     (impaired)                            $ 18.2       $ 4.9     34.23%      $ 14.9      $ 5.1     34.23%
   Allocations for individual
     commercial loans graded substandard     44.6         6.0     11.44         57.7        6.6     11.44
   "General" allowance based on
     chargeoff history of nine
     categories of loans                    347.2         1.5      1.09        478.7        5.2      1.09
   Allocation based on special mention
     loan balance                            36.0*        1.1       --          --          0.8       --
                                           ------       -----     -----       ------      -----     -----
                  TOTAL                    $446.0       $13.5      3.03%      $551.3      $17.7      3.21%

* The allocation calculation for special mention loans was revised in the first quarter of 2003. The special mention allocation is now computed using 3% of the special mention loan balance whereas in the previous quarters, it was based on risk factors.

The amount of loans classified as doubtful increased $3.3 million to $18.2 million while substandard loans decreased $13.1 million to $44.6 million. Allowance allocations on doubtful loans decreased $0.2 million while allowance allocations on substandard loans decreased $0.6 million from December 31, 2002. The allowance for loan losses at March 31, 2003 was $13.5 million or 3.03% of loans compared to $17.7 million or 3.21% at December 31, 2002.


CAPITAL RESOURCES

At March 31, 2003, actual capital levels (in millions) and minimum required levels were:

                                                                                                     Minimum Required
                                                                           Minimum Required        To Be Well Capitalized
                                                                             For Capital          Under Prompt Corrective
                                                       Actual              Adequacy Purposes         Action Regulations
                                               ---------------------      -------------------       --------------------
                                               Amount          Ratio      Amount        Ratio       Amount         Ratio
                                               ------          -----      ------        -----       ------         -----
   Total capital (to risk weighted assets)
     Consolidated                              $  53.8         11.8%      $ 43.0         8.0%       $  -             N/A
     State Bank                                   36.1         10.8         28.5         8.0          35.6          10.0
     RFC Banking Company                          19.1         15.9         14.6         8.0          18.2          10.0

The Company, State Bank and RFCBC were categorized as well capitalized at March 31, 2003.

WRITTEN AGREEMENT

On July 9, 2002, the Company and State Bank announced they entered into a Written Agreement ("Agreement") with the Federal Reserve Bank of Cleveland and the Ohio Division of Financial

Institutions on July 5, 2002. The Agreement was the result of an examination of State Bank as of December 31, 2001, which was conducted in March and April 2002.

The results of the November 4, 2002 regulatory examinations indicated that as of that date, Rurban and State Bank were in compliance with most provisions of the Agreement. Management expects to be in substantial compliance with each of the provisions of the Agreement by mid-2003.

The Company and RFCBC have been advised by RFCBC's regulators, the FDIC and the Ohio Division of Financial Institutions, that the preliminary results of the November 4, 2002 examination of RFCBC indicated that the Bank may be presented with a formal agreement based on concerns raised. RFCBC's December 31, 2002 total risk-based capital ratio was 8.1%, above the "adequately capitalized" minimum of 8%. The closing of the sale of the Citizens division improved the total risk-based capital ratio to approximately 16%.

State Bank and RFCBC are prohibited from paying dividends to Rurban without prior regulatory approval. Rurban is prohibited from paying Trust Preferred "dividends" and common stock dividends without prior regulatory approval.

GOALS FOR 2003 AND 2004

     The Company's near term goals include:
         --  Focus on the quality of the loan underwriting process
         -- Closing of the purchase and assumption agreements for the sale of the remaining RFC Banking Company branches
         -- Establishment of a loan subsidiary to manage the workout process for problem loans
         --  Continued focus on Customer Relationship  Management (CRM)
         --  Completion of the centralization of operations functions
         -- Implementation of all corrective actions necessary to achieve the release from the Written Agreement
         -- Restoring earnings to a level sufficient to resume the payment of a dividend

LIQUIDITY

Liquidity relates primarily to the Company's ability to fund loan demand, meet deposit customers' withdrawal requirements and provide for operating expenses. Assets used to satisfy these needs consist of cash and due from banks, interest earning deposits in other financial institutions, securities available-for sale and loans held for sale. These assets are commonly referred to as liquid assets. Liquid assets were $200.9 million at March 31, 2003 compared to $235.9 million at December 31, 2002.

The Company's residential first mortgage portfolio of $53.9 million at March 31, 2003 and $84.4 million at December 31, 2002, which can and has been readily used to collateralize borrowings, is an additional source of liquidity. Management believes its current liquidity level is sufficient to meet its liquidity needs. At March 31, 2003, all eligible mortgage loans were pledged under an a Federal Home Loan Bank ("FHLB") blanket lien.

The cash flow statements for the periods presented provide an indication of the Company's sources and uses of cash as well as an indication of the ability of the Company to maintain an adequate level of liquidity. A discussion of the cash flow statements at March 31, 2003 and 2002 follows.

The Company experienced a net increase in cash from operating activities at March 31, 2003 and 2002. Net cash from operating activities was $7.3 million and $0.7 million, respectively, at March 31, 2003 and 2002.

Net cash flow from investing activities was $53.2 million and $51.8 million at March 31, 2003 and 2002 respectively. The changes in net cash from investing activities at March 31, 2003 include a decrease in securities of $(15.8) million, a decrease in loans of $(42.7) million, a decrease from the sale of Citizens Banking Company branches of $(4.7) million as well as changes in interest-bearing deposits, purchases of premises and equipment and other investing activities. The changes in net cash from investing activities at March 31, 2002 include increases in loans of $8.8 million, decrease in securities of $(3.6) million and the purchase of net liabilities from the Oakwood acquisition of $58.2 million.

Net cash flow from financing activities was $(30.6) million and $(46.9) million at March 31, 2003 and 2002, respectively. The net cash decrease was primarily due to a reduction in total deposits of $(28.2) million at March 31, 2003 compared to $(36.0) at March 31, 2002. Other changes included decreases in Federal Home Loan Bank (FHLB) advances of $(1.9) million and a note payable decrease of $(0.5) million at March 31, 2003 compared to a $(1.9) decrease in FHLB advances, an increase of $7.0 million for a note payable and payment of dividends of $(1.2) million at March 31, 2002.

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

Approximately $36.7 million residential first mortgage loans of the Company's $53.9 million portfolio qualify to collateralize FHLB borrowings and have been pledged to meet FHLB collateralization requirements as of March 31, 2003. In addition to residential first mortgage loans, $10.9 million in investment securities and $19.0 million in overnight deposits are pledged to meet FHLB collateralization requirements. Based on the current collateralization requirements of the FHLB, approximately $3.5 million of additional borrowing capacity existed at March 31, 2003. Subsequent to 2002year-end, all loans originated at RFC Banking Company were designated as held for sale and no longer qualified as collateral for FHLB advances. These loans have been replaced with investment securities to meet FHLB collateralization requirements.

As of March 31, 2003, the Company had unused federal funds lines totaling approximately $14.0 million from two correspondent bank. At December 31, 2002, the Company had unused federal funds lines totaling approximately $26.0 million from two correspondent banks. Federal funds borrowed were $0 at March 31, 2003 and December 31, 2002.

Approximately $12.5 million performing commercial loans are pledged to the Federal Reserve Discount Window to establish additional borrowing capacity of $8.8 million. Such loans are pledged for contingency funding purposes and to date this borrowing capacity has not been used. Totals do not include $5 million in securities pledged for daylight overdraft (Payments System Risk).

TABULAR DISCLOSURE OF CONTRACTUAL OBLIGATIONS

                                      --------------------------------------------------------------------------------
                                                                   PAYMENT DUE BY PERIOD
                                      --------------------------------------------------------------------------------
                                                               LESS                                          MORE
                                                              THAN 1            1 - 3         3 - 5          THAN 5
                                              TOTAL            YEAR             YEARS         YEARS          YEARS
                                           --------------------------------------------------------------------------
Contractual Obligations
-----------------------
Long-Term Debt Obligations                 $45,500,000               $0      $5,000,000           $0      $40,500,000
Other Debt Obligations                      15,999,999       15,999,999
Capital Lease Obligations                            0                0               0            0                0
Operating Lease Obligations                    896,400           99,600         199,200      199,200          398,400
Purchase Obligations                                 0                0               0            0
Other Long-Term Liabilities
Reflected on the Registrant's
Balance Sheet under GAAP                             0                0               0            0                0
                                      --------------------------------------------------------------------------------
               Total                       $62,396,399      $16,099,599      $5,199,200     $199,200      $40,898,400
               -----

The Company's contractual obligations as of March 31, 2003 were comprised of long-term debt obligations, other debt obligations and operating lease obligations. The long-term debt obligations were comprised of FHLB advances and Trust Preferred securities. Other debt obligations include additional FHLB advances and the note payable to Northern Trust. The operating lease obligation is a lease on the RDSI building of $99,600 a year.

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

There are several ways an institution can manage interest rate risk including:
1) matching repricing periods for new assets and liabilities, for example, by shortening terms of new loans or investments; 2) selling existing assets or repaying certain liabilities; and 3) hedging existing assets, liabilities, or anticipated transactions. An institution might also invest in more complex financial instruments intended to hedge or otherwise change interest rate risk. Interest rate swaps, futures contacts, options on futures contracts, and other such derivative financial instruments can be used for this purpose. Because these instruments are sensitive to interest rate changes, they require management's expertise to be effective. The Company has not purchased derivative financial instruments in the past and does not presently intend to purchase such instruments.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The following table provides information about the Company's financial instruments used for purposes other than trading that are sensitive to changes in interest rates as of March 31, 2003. It does not present when these items may actually reprice. For loans receivable, securities, and liabilities with contractual maturities, the table presents principal cash flows and related weighted-average interest rates by contractual maturities as well as the Company's historical experience of the impact of interest rate fluctuations on the prepayment of loans and mortgage backed securities. For core deposits (demand deposits, interest-bearing checking, savings, and money market deposits) that have no contractual maturity, the table presents principal cash flows and, as applicable related, weighted-average interest rates based upon the Company's historical experience, management's judgment and statistical analysis, as applicable, concerning their most likely withdrawal behaviors. The current historical interest rates for core deposits have been assumed to apply for future periods in this table as the actual interest rates that will need to be paid to maintain these deposits are not currently known. Weighted average variable rates are based upon contractual rates existing at the reporting date.

          PRINCIPAL/NOTIONAL AMOUNT MATURING OR ASSUMED TO WITHDRAW IN:
                             (DOLLARS IN THOUSANDS)

         Comparison of 2003 to 2002:                 First            Years
         Total rate-sensitive assets:                 Year            2 - 5           Thereafter         Total
                                                  ------------     ------------      -----------      -----------
                  At March 31, 2003               $   286,903      $   190,614       $   130,929      $   608,446
                  At December 31, 2002                317,174          217,623           149,581          684,378
                                                  -----------      -----------       -----------       ----------
         Increase (decrease)                      $   (30,271)    $    (27,009)      $   (18,652)     $   (75,932)
         Total rate-sensitive liabilities:
                  At March 31, 2003               $   266,540      $   290,077       $    41,881      $   598,498
                  At December 31, 2002                317,332          339,592            42,961          699,885
                                                  -----------      -----------       -----------       ----------
         Increase (decrease)                      $   (50,792)      $  (49,515)      $    (1,080)     $  (101,387)

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

Item 6. Exhibits and Reports on Form 8-K

a.       Exhibits

         99.1 - Certification of Chief Executive Officer Pursuant to Title 18 USC Section 1350

         99.2 - Certification of Chief Financial Officer Pursuant to Title 18 USC Section 1350

b.       Reports on Form 8-K

         A Form 8-K was filed on January 2, 2003 to report that a "Purchase and Assumption Agreement" was signed between RFC Banking Company, Rurban's wholly-owned subsidiary, and The Union Bank Company on December 30, 2002.

         A Form 8-K was filed on January 21, 2003 to report that the Corporation and its wholly owned subsidiary, RFC Banking Company, announced that they intend to make available for purchase RFC Banking Company bank branches located in Hancock and Putnam Counties. The offices consist of the The Peoples Banking Company Division and the First Bank of Ottawa Division.

         A Form 8-K was filed on February 25, 2003 to report that a "Purchase and Assumption Agreement" was signed on February 22, 2003 with First Federal Bank of the Midwest, a wholly owned subsidiary of First Defiance Financial Corp. The agreement outlined the sale of assets and assumption of deposits at the Corporation's Hancock and Putnam County branches.

         A Form 8-K was filed on February 26, 2003 to report the financial results for the fourth quarter and year ended December 31, 2002.

         A Form 8-K was filed on March 17, 2003 to announce the appointment of James E. Adams as Chief Financial Officer to replace retiring CFO, Richard C. Warrener.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                   RURBAN FINANCIAL CORP.


Date:  May 14, 2003                By     /S/ Kenneth A. Joyce
       ------------                       --------------------------
                                           Kenneth A. Joyce
                                          President & Chief  Executive Officer


                                   By     /S/ Duane L. Sinn
                                          --------------------------
                                              Duane L. Sinn
                                            Senior Vice President &
                                         Interim Chief Financial Officer

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


Date:  May 14, 2003               /S/ Kenneth A. Joyce
       ------------               ------------------------------------------
                                   Kenneth A. Joyce
                                   President & Chief
                                   Executive Officer

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Duane L. Sinn, certify that:
1.   I have reviewed this quarterly report on Form 10-Q of Rurban Financial
     Corp.;

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


Date:  May 14, 2003
       -------------                 /S/ Duane L. Sinn
                                     ----------------------------------------
                                     Duane L. Sinn
                                     Senior Vice President &
                                     Interim Chief Financial Officer