Form 10-Q
period 2003-06-30
RURBAN FINANCIAL CORP
filed 2003-08-14
CIK 767405

                                    Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2003
                                       OR

          [ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                               ----------------    -----------------------------

Commission file number 0-13507

                             RURBAN FINANCIAL CORP.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Ohio                                       34-1395608
--------------------------------      -----------------------------------------
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

                                      None
   -------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by sections 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

            Yes         X                           No
               ---------------------                  ----------------------

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)

            Yes                                     No          X
               ---------------------                   ----------------------

         The number of common shares of Rurban Financial Corp. outstanding was 4,565,721 on August 1, 2003.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The interim condensed consolidated financial statements of Rurban Financial Corp. and Subsidiaries are unaudited; however, the information contained herein reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of financial condition and results of operations for the interim periods presented. All adjustments reflected in these financial statements are of a normal recurring nature in accordance with Rule 10-01(b)(8) of Regulation S-X. Results of operations for the three months ended June 30, 2003 are not necessarily indicative of results for the complete year.

                             RURBAN FINANCIAL CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 2003 AND DECEMBER 31, 2002

ASSETS

                                                                              (UNAUDITED)                             (UNAUDITED)
                                                                              -----------                             -----------
                                                                                JUNE 30,          DECEMBER 31,           JUNE 30,
                                                                                  2003                2002                 2002
                                                                                  ----                ----                 ----
   Cash and due from banks                                                    $ 28,290,819       $  37,018,337        $ 21,902,810
   Federal funds sold                                                           45,300,000          14,000,000           5,950,000
                                                                              ------------       -------------        ------------
              Cash and cash equivalents                                         73,590,819          51,018,337          27,852,810
   Interest-bearing deposits                                                       660,000             260,000             270,000
   Available-for-sale securities                                                77,686,612         115,108,762          94,640,037
   Loans held for sale                                                                  --          63,536,309           1,780,835

   Loans, net of allowance for loan losses of $12,299,309 at June 30,
     2003; $17,693,841 at December 31, 2002; and $19,016,725 at June 30,
     2002                                                                      313,029,132         469,780,785         624,295,651
   Premises and equipment                                                       11,749,767          14,695,613          13,215,071
   Federal Reserve and Federal Home Loan Bank stock                              3,728,900           3,665,900           3,574,000
   Foreclosed assets held for sale, net                                          1,198,070           1,960,276             274,469
   Interest receivable                                                           2,169,656           3,966,721           4,891,489
   Deferred income taxes                                                         5,397,313           5,495,812           1,965,003
   Goodwill                                                                      2,144,303           2,323,643           2,475,573
   Core deposits and other intangibles                                             706,742             770,777             654,325
   Other                                                                           655,343           9,733,744          12,391,461
                                                                              ------------       -------------        ------------
              Total assets                                                    $492,716,657        $742,316,679        $788,280,724
                                                                              ============        ============        ============

See notes to condensed consolidated financial statements (unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                 (UNAUDITED)                           (UNAUDITED)
                                                                                 -----------                           -----------
                                                                                   JUNE 30,         DECEMBER 31,         JUNE 30,
                                                                                     2003               2002               2002
                                                                                     ----               ----               ----
LIABILITIES
     Deposits
          Demand                                                                 $  45,991,520     $  46,114,153     $  52,876,568
          Savings, NOW and money market                                            107,058,255       117,738,013       185,187,858
          Time                                                                     211,632,260       404,007,515       408,266,011
                                                                                 -------------     -------------     -------------
                Total deposits                                                     364,682,035       567,859,681       646,330,437
     Deposits held for sale                                                                 --        68,175,660                --
     Note payable                                                                   14,461,049         6,000,000                --
     Federal Home Loan Bank advances                                                39,500,000        47,850,000        57,350,000
     Trust preferred securities                                                     10,000,000        10,000,000        10,000,000
     Other borrowed funds                                                                   --                --         7,000,000
     Interest payable                                                                2,241,987         2,971,448         2,997,021
     Accounts payable - FDIC                                                                --                --        19,706,024
     Other liabilities                                                              13,674,495         3,077,558         2,090,060
                                                                                 -------------     -------------     -------------
                Total liabilities                                                  444,559,566       705,934,347       745,473,542
                                                                                 -------------     -------------     -------------
COMMITMENTS AND CONTINGENT LIABILITIES
STOCKHOLDERS' EQUITY
     Common stock, $2.50 stated value; authorized 10,000,000 shares; issued
         4,575,702; outstanding June 30, 2003 - 4,565,721, December 31,
         2002 - 4,565,721 and June 30, 2002 - 4,565,721 shares                      11,439,255        11,439,255        11,439,255
     Additional paid-in capital                                                     11,009,733        11,009,733        11,009,733
     Retained earnings                                                              25,683,244        13,904,212        19,888,360
     Unearned employee stock ownership plan (ESOP) shares                             (281,447)         (320,765)         (410,325)
     Accumulated other comprehensive income                                            621,320           664,911         1,195,173
     Treasury stock, at cost
          Common; June 30, 2003 - 9,981, December 31, 2002 - 9,981 and June
             30, 2002 - 9,981 shares                                                  (315,014)         (315,014)         (315,014)
                                                                                 -------------     -------------     -------------
                Total stockholders' equity                                          48,157,091        36,382,332        42,807,182
                                                                                 -------------     -------------     -------------
                Total liabilities and stockholders' equity                       $ 492,716,657     $ 742,316,679     $ 788,280,724
                                                                                 =============     =============     =============

See notes to condensed consolidated financial statements (unaudited)

Note: The balance sheet at December 31, 2002 has been derived from the audited consolidated financial statements at that date.

                             RURBAN FINANCIAL CORP.
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                               THREE MONTHS ENDED

                                                                        JUNE 30,           JUNE 30,
                                                                          2003              2002
                                                                          ----              ----
INTEREST INCOME
     Loans                                                           $  6,362,205       $ 11,303,047
     Securities
          Taxable                                                         638,845          1,256,627
          Tax-exempt                                                       44,391             59,375
     Other                                                                179,205             25,181
                                                                     ------------       ------------
                Total interest income                                   7,224,646         12,644,230

INTEREST EXPENSE
     Deposits                                                           2,886,822          5,124,762
     Other borrowings                                                     150,247            188,904
     Federal Home Loan Bank advances                                      599,801            743,647
     Junior subordinated debentures                                       267,944            267,944
                                                                     ------------       ------------
                Total interest expense                                  3,904,814          6,325,257
                                                                     ------------       ------------
NET INTEREST INCOME                                                     3,319,832          6,318,973
PROVISION FOR LOAN LOSSES                                                 300,000         11,852,000
                                                                     ------------       ------------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                     3,019,832         (5,533,027)
                                                                     ------------       ------------

NONINTEREST INCOME
     Data service fees                                                  2,186,261          1,829,902
     Trust fees                                                           596,432            656,884
     Customer service fees                                                559,037            672,747
     Net gains on loan sales                                              150,998             54,118
     Net realized gains (losses) on sales of available-for-sale
         securities                                                        (2,901)        (1,737,232)
     Loan servicing fees                                                  111,484             94,571
     Gain (loss) on sale of assets                                     11,914,699             (3,393)
     Other                                                                155,384            147,338
                                                                     ------------       ------------
                Total noninterest income                               15,671,394          1,714,935
                                                                     ------------       ------------

See notes to condensed consolidated financial statements (unaudited)

                                                  JUNE 30,           JUNE 30,
                                                    2003               2002
                                                    ----               ----
NONINTEREST EXPENSE
     Salaries and employee benefits            $  3,710,122      $  3,894,342
     Net occupancy expense                          303,215           334,893
     Equipment expense                            1,057,472           966,455
     Data processing fees                           129,392           154,582
     Professional fees                            2,034,581           812,251
     Marketing expense                               92,677           126,263
     Printing and office supplies                   133,323           231,343
     Telephone and communications                   186,846           211,568
     Postage and delivery expense                   140,876           145,155
     State, local and other taxes                   169,032           194,848
     Other                                          895,838           694,169
                                               ------------      ------------
                Total noninterest expense         8,853,374         7,765,869
                                               ------------      ------------
INCOME BEFORE INCOME TAX                          9,837,852       (11,583,961)
PROVISION FOR INCOME TAXES                        3,358,451        (3,953,676)
                                               ------------      ------------
NET INCOME                                     $  6,479,401      $ (7,630,285)
                                               ============      ============
BASIC EARNINGS PER SHARE                       $       1.42      $      (1.68)
                                               ============      ============
DILUTED EARNINGS PER SHARE                     $       1.42      $      (1.68)
                                               ============      ============

See notes to condensed consolidated financial statements (unaudited)

                             RURBAN FINANCIAL CORP.
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                                SIX MONTHS ENDED


                                                                      JUNE 30,           JUNE 30,
                                                                        2003               2002
                                                                        ----               ----
INTEREST INCOME
     Loans                                                           $ 15,152,228      $ 22,587,172
     Securities
          Taxable                                                       1,450,322         2,550,886
          Tax-exempt                                                       84,316           113,664
     Other                                                                280,229           145,211
                                                                     ------------      ------------
                Total interest income                                  16,967,095        25,396,933
                                                                     ------------      ------------
INTEREST EXPENSE
     Deposits                                                           6,726,621        10,579,230
     Other borrowings                                                     244,012           308,308
     Federal Home Loan Bank advances                                    1,253,302         1,462,407
     Junior subordinated debentures                                       532,944           532,944
                                                                     ------------      ------------
                Total interest expense                                  8,756,879        12,882,889
                                                                     ------------      ------------
NET INTEREST INCOME                                                     8,210,216        12,514,044
PROVISION FOR LOAN LOSSES                                               1,494,000        13,984,000
                                                                     ------------      ------------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                     6,716,216        (1,469,956)
                                                                     ------------      ------------
NONINTEREST INCOME
     Data service fees                                                  4,409,445         3,568,766
     Trust fees                                                         1,267,933         1,369,766
     Customer service fees                                              1,195,292         1,281,010
     Net gains on loan sales                                              302,410           183,806
     Net realized gains (losses) on sales of available-for-sale
         securities                                                        23,632        (1,817,938)
     Loan servicing fees                                                  228,938           200,185
     Gain (loss) on sale of assets                                     19,950,611            (1,766)
     Other                                                                288,538           329,492
                                                                     ------------      ------------
                Total noninterest income                               27,666,799         5,113,321
                                                                     ------------      ------------

See notes to condensed consolidated financial statements (unaudited)

                                                  JUNE 30,          JUNE 30,
                                                    2003             2002
                                                    ----             ----
NONINTEREST EXPENSE
     Salaries and employee benefits            $  7,525,035      $  7,762,032
     Net occupancy expense                          699,569           641,824
     Equipment expense                            2,116,626         1,848,986
     Data processing fees                           219,079           286,189
     Professional fees                            2,809,242         1,454,654
     Marketing expense                              193,531           235,080
     Printing and office supplies                   298,459           418,796
     Telephone and communications                   384,357           391,680
     Postage and delivery expense                   331,950           299,228
     State, local and other taxes                   327,430           355,183
     Other                                        1,617,582         1,262,559
                                               ------------      ------------
                Total noninterest expense        16,522,860        14,956,211
                                               ------------      ------------
INCOME BEFORE INCOME TAX                         17,860,155       (11,312,846)
PROVISION FOR INCOME TAXES                        6,081,123        (3,889,110)
                                               ------------      ------------
NET INCOME                                     $ 11,779,032      $ (7,423,736)
                                               ============      ============
BASIC EARNINGS PER SHARE                       $       2.59      $      (1.64)
                                               ============      ============
DILUTED EARNINGS PER SHARE                     $       2.59      $      (1.64)
                                               ============      ============

See notes to condensed consolidated financial statements (unaudited)

                             RURBAN FINANCIAL CORP.
               CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS'
                               EQUITY (UNAUDITED)

                                                Three Months      Three Months        Six Months         Six Months
                                                    Ended             Ended              Ended              Ended
                                                June 30, 2003     June 30, 2002      June 30, 2003      June 30, 2002
                                                    Total            Total              Total              Total
                                                Shareholders'     Shareholders'      Shareholders'      Shareholders'
                                                    Equity           Equity             Equity             Equity
                                                    ------           ------             ------             ------
Balance at beginning of period                  $ 41,651,508      $ 50,146,123       $ 36,382,332       $ 50,829,332
Net Income (loss)                                  6,479,401        (7,630,285)        11,779,032         (7,423,736)
Other comprehensive income (loss):
   Net change in unrealized gains (losses)
     on securities available for sale, net            26,182           820,931            (43,591)           473,322
                                                ------------      ------------       ------------       ------------
Total comprehensive income (loss)                  6,505,583        (6,809,354)        11,735,441         (6,950,414)
Cash dividends declared                                   --          (593,544)                --         (1,186,930)
Proceeds from sale of treasury stock                                    13,373                                13,373
Paydown of ESOP loan                                      --            50,584             39,318            101,821
                                                ------------      ------------       ------------       ------------
Balance at end of period                        $ 48,157,091      $ 42,807,182       $ 48,157,091       $ 42,807,182
                                                ============      ============       ============       ============

                             RURBAN FINANCIAL CORP.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                SIX MONTHS ENDED

                                                                        JUNE 30,           JUNE 30,
                                                                          2003              2002
                                                                          ----              ----
OPERATING ACTIVITIES
     Net income                                                       $ 11,779,032       $ (7,423,736)
     Adjustments to reconcile net income to net cash provided by operating activities
          Depreciation and amortization                                  1,188,049          1,031,781
          Provision for loan losses                                      1,494,000         13,984,000
          ESOP shares earned                                                39,318            101,821
          Amortization of premiums and discounts on securities             399,455            124,778
          Amortization of intangible assets                                243,375            102,806
          Deferred income taxes                                             98,499                 --
          Proceeds from sale of loans held for sale                     26,676,168          4,952,565
          Originations of loans held for sale                          (26,373,758)        (6,109,603)
          Gain on sale of branch                                       (19,995,365)                --
          Gain from sale of loans                                         (302,410)          (183,806)
          Loss on sales of fixed assets                                     39,834              2,318
          Net realized (gains) losses on available-for-sale
             securities                                                    (23,632)         1,693,160
     Changes in
          Interest receivable                                            1,797,065            749,509
          Other assets                                                   8,884,683         (6,461,749)
          Interest payable and other liabilities                         9,881,593           (195,247)
                                                                      ------------       ------------
                Net cash provided by operating activities               15,825,906          2,368,597
                                                                      ------------       ------------
INVESTING ACTIVITIES
     Net change in interest-bearing deposits                              (400,000)           (10,000)
     Purchases of available-for-sale securities                        (80,243,474)       (35,322,699)
     Proceeds from maturities of available-for-sale securities          99,611,502         25,719,522
     Proceeds from the sales of available-for-sale securities           17,634,708         32,935,249
     Net change in loans                                                80,344,385        (16,421,158)
     Purchase of premises and equipment                                   (891,447)        (2,500,866)
     Purchase of Federal Home Loan Federal Reserve Bank stock              (63,000)                --
     Sale of foreclosed assets                                             762,206                 --
     Payment of assumption of liability from sale of branch            (70,452,850)                --
     Proceeds from assumption of net liabilities in business
         acquisition                                                            --         58,594,150
                                                                      ------------       ------------
                Net cash provided by investing activities               46,302,030         62,994,198
                                                                      ------------       ------------

                                                                          JUNE 30,           JUNE 30,
                                                                            2003                2002
                                                                            ----                ----
FINANCING ACTIVITIES
     Net increase (decrease) in demand deposits, money market, NOW
         and savings accounts                                           $ 44,799,310       $(27,840,062)
     Net decrease in certificates of deposit                             (84,465,813)       (28,469,953)
     Net decrease in federal funds purchased                                      --        (14,850,000)
     Repayment of Federal Home Loan Bank advances                         (8,350,000)        (1,925,069)
     Proceeds of Federal Home Loan Bank advances                                  --          5,000,000
     Proceeds of note payable                                              8,461,049          7,000,000
     Dividends paid                                                               --         (1,780,317)
     Proceeds from sale of 1,208 shares of treasury stock                         --             13,373
                Net cash used in financing activities                    (39,555,454)       (62,852,028)
                                                                        ------------       ------------
INCREASE IN CASH AND CASH EQUIVALENTS                                     22,572,482          2,510,767
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                              51,018,337         25,342,043
                                                                        ------------       ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                $ 73,590,819       $ 27,852,810
                                                                        ============       ============
SUPPLEMENTAL CASH FLOWS INFORMATION
     Interest paid                                                      $  9,486,340       $ 13,516,491
     Income taxes paid (net of refunds)                                   (3,468,512)                --

See notes to condensed consolidated financial statements (unaudited)

RURBAN FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements reflect all adjustments that are in the opinion of management, necessary to fairly present the financial position, results of operations and cash flows of the Company. Those adjustments consist only of normal recurring adjustments.

The condensed consolidated balance sheet of the Company as of December 31, 2002 has been derived from the audited consolidated balance sheet of the Company as of that date.

For further information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-k for the year ended December 31, 2002.

NOTE B -- EARNINGS PER SHARE

Earnings per share have been computed based on the weighted average number of shares outstanding during the periods presented. For the periods ended June 30, 2003 and 2002, stock options totaling 199,855 and 287,964 shares of common stock were not considered in computing EPS as they were anti-dilutive. The number of shares used in the computation of basic and diluted earnings per share was:

                                      Three Months Ended                 Six Months Ended
                                           June 30,                          June 30,
                                           --------                          --------
                                     2003             2002           2003               2002
                                     ----             ----           ----               ----
Basic earnings per share          4,549,413        4,539,853       4,545,162          4,539,078
Diluted earnings per share        4,549,413        4,539,853       4,545,162          4,539,078

NOTE C - LOANS, RISK ELEMENTS AND ALLOWANCE FOR LOAN LOSSES

Total loans on the balance sheet are comprised of the following classifications at:

                                                            June 30,           December 31,         June 30,
                                                              2003                 2002               2002
                                                              ----                 ----               ----
Commercial                                               $ 103,665,092       $ 123,053,492       $ 187,561,404
Commercial real estate                                      76,618,213         129,718,943         147,686,218
Agricultural                                                40,476,501          68,953,865          78,498,243
Residential real estate                                     48,056,313          84,431,599         122,666,786
Consumer                                                    40,926,628          60,138,463          79,814,670
Lease financing                                             15,833,436          21,509,394          27,443,762
                                                         -------------       -------------       -------------
Total loans                                                325,576,183         487,805,756         643,671,083
Less
     Net deferred loan fees, premiums and discounts           (247,742)           (331,130)           (358,707)
     Allowance for loan losses                             (12,299,309)        (17,693,841)        (19,016,725)
                                                         -------------       -------------       -------------
          Net loans                                      $ 313,029,132       $ 469,780,785       $ 624,295,651
                                                         =============       =============       =============

The following is a summary of the activity in the allowance for loan losses account for the six months ended June 30, 2003 and 2002 and the year ended December 31, 2002.

                                       June 30,         December 31,         June 30,
                                        2003               2002                2002
                                        ----               ----                ----
Balance, beginning of year          $ 17,693,841       $  9,238,936       $  9,238,936
Amounts assumed in acquisition                --          1,427,000          1,427,000
Sales of Citizens Banking Co.           (232,000)                --                 --
Provision charged to expense           1,494,000         27,530,583         13,984,000
Recoveries                             1,515,076          1,270,773            495,024
Loans charged off                     (8,171,608)       (21,773,451)        (6,128,235)
                                    ------------       ------------       ------------
Balance, end of year                $ 12,299,309       $ 17,693,841       $ 19,016,725
                                    ============       ============       ============

The following schedule summarizes nonaccrual, past due and impaired loans at:

                                                   June 30,        December 31,       June 30,
                                                     2003             2002             2002
                                                     ----             ----             ----
Loans accounted for on a nonaccrual basis         $20,326,000      $18,259,000      $20,453,000
Accruing loans which are contractually
  past due 90 days or more as to interest or
  principal payments                                   23,000          476,000        1,005,000
                                                  -----------      -----------      -----------
      Total non-performing loans                  $20,349,000      $18,735,000      $21,458,000
                                                  ===========      ===========      ===========

Individual loans determined to be impaired were as follows:

                                                         June 30,        December 31,     June 30,
                                                           2003             2002            2002
                                                           ----             ----            ----
Loans with no allowance for loan losses allocated      $   917,000      $ 1,186,000      $ 3,808,000
Loans with allowance for loan losses allocated          18,057,000       13,736,000       13,867,000
                                                       -----------      -----------      -----------
     Total impaired loans                              $18,974,000      $14,922,000      $17,675,000
                                                       ===========      ===========      ===========
Amount of allowance allocated                          $ 5,340,000      $ 5,067,000      $ 7,060,000
                                                       ===========      ===========      ===========

NOTE D - TRUST PREFERRED SECURITIES

On September 7, 2000, Rurban Statutory Trust 1 ("RST"), a wholly owned subsidiary of the Company closed a pooled private offering of 10,000 Capital Securities with a liquidation amount of $1,000 per security. The proceeds of the offering were loaned to the Company in exchange for junior subordinated debentures with terms similar to the Capital Securities. The sole assets of RST are the junior subordinated debentures of the Company and payments thereunder. The junior subordinated debentures and the back-up obligations, in the aggregate, constitute a full and unconditional guarantee by the Company of the obligations of RST under the Capital Securities. Distributions on the Capital Securities are payable semi-annually at the annual rate of 10.6% and are included in interest expense in the consolidated financial statements. These securities are considered Tier 1 capital (with certain limitations applicable) under current regulatory guidelines. As of June 30, 2003, March 31, 2003, December 31, 2002 and June 30, 2002, the outstanding principal balance of the Capital Securities was $10,000,000.

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

On July 9, 2003, the Trustee was notified that the Company elected to defer the semi-annual distributions which would have been due on September 7, 2003, until March 7, 2004.

NOTE E - NOTE PAYABLE

The Company had a note payable to The Northern Trust Company of $5,499,999, secured by stock in the Company's subsidiaries, payable in equal monthly principal installments of $166,667 together with interest at a variable rate. Final payment was made on June 6, 2003.

RFC Banking Company has a note payable to The Union Bank Company of $9,000,000, secured by the stock of RFC Banking Company and RDSI, payable in equal quarterly principal installments of $300,000 together with interest at a variable rate. The Company also has a line of credit with The Union Bank Company for $2,000,000. The line of credit was undrawn as of June 30, 2003.

RFC Banking Company has a note payable to First Federal Bank of the Midwest of $4,363,168, secured by specific loans of RFCBC, payable in equal monthly installments of $100,000 together with interest at a variable rate.

RDSI had a note payable to RFC Banking Company in the amount of $1,098,000. This note was acquired by First Federal Bank of the Midwest upon their acquisition of the branches sold during the second quarter.

NOTE F - REGULATORY MATTERS

The Company and the subsidiary banks are subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators, if undertaken, and could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the subsidiary banks must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the subsidiary banks to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of June 30, 2003, the Company and the subsidiary banks meet all "well-capitalized" requirements to which they are subject.

The Company and significant subsidiary banks' actual capital amounts (in millions) and ratios are also presented in the following table.

                                                                                         TO BE WELL CAPITALIZED
                                                                    FOR CAPITAL                UNDER PROMPT
                                                                     ADEQUACY                  CORRECTIVE
                                           ACTUAL                    PURPOSES              ACTION PROVISIONS
                                     -------------------       --------------------       --------------------
                                     AMOUNT        RATIO       AMOUNT         RATIO       AMOUNT         RATIO
                                     ------        -----       ------         -----       ------         -----
As of June 30, 2003
  Total Capital
    (to Risk-Weighted Assets)
   Consolidated                      $59.0         17.3%        $27.4          8.0%        $  --          N/A
   State Bank                         35.8         11.6          24.6          8.0          30.8         10.0
   RFCBC                              19.0         55.8           2.7          8.0           3.4         10.0
  Tier I Capital
    (to Risk-Weighted Assets)
   Consolidated                       54.7         16.0          13.7          4.0            --          N/A
   State Bank                         31.9         10.4          12.3          4.0          18.5          6.0
   RFCBC                              18.5         54.4           1.4          4.0           2.0          6.0
  Tier I Capital
    (to Average Assets)
   Consolidated                       54.7          9.7          22.7          4.0            --          N/A
   State Bank                         31.9          7.4          17.2          4.0          25.7          5.0
   RFCBC                              18.5         11.3           6.6          4.0           9.9          5.0
As of December 31, 2002
  Total Capital
    (to Risk-Weighted Assets)
   Consolidated                      $49.4          9.2%        $43.0          8.0%        $  --          N/A
   State Bank                         36.2         10.2          28.5          8.0          35.6         10.0
   RFCBC                              14.8          8.1          14.6          8.0          18.2         10.0
  Tier I Capital
    (to Risk-Weighted Assets)
   Consolidated                       42.6          7.9          21.5          4.0            --          N/A
   State Bank                         31.7          8.9          14.3          4.0          21.4          6.0
   RFCBC                              12.4          6.8           7.3          4.0          10.9          6.0
  Tier I Capital
    (to Average Assets)
   Consolidated                       42.6          5.4          31.7          4.0            --          N/A
   State Bank                         31.7          6.7          19.1          4.0          23.8          5.0
   RFCBC                              12.4          4.2          11.7          4.0          14.6          5.0

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

NOTE I - BRANCH SALES

On February 22, 2003, an agreement was signed to sell the branches, deposits and certain performing loans of the Peoples Banking Company and First Bank of Ottawa divisions of RFCBC to First Federal Bank of the Midwest. The sale was closed June 6, 2003. As of June 6, 2003, these branches had total loans of approximately $76.6 million, total fixed assets (net of accumulated depreciation) of approximately $1.4 million and total deposits (including accrued interest) of approximately $166.2 million. A pre-tax gain of approximately $13.0 million was recorded in June 2003 from the sale. The pre-tax gain was offset by a $716,000 FHLB prepayment penalty associated with $6.0 million of FHLB Advances and the write-off of $327,000 of leasehold improvements.

On March 28, 2003, the Citizens Savings Bank, a division of RFCBC, was sold to The Union Bank Company. As of March 28, 2003, Citizens had total loans of $57.2 million, total fixed assets (net of accumulated depreciation) of $869,000 and total deposits of $70.8 million. A pre-tax gain of approximately $8.0 million was recorded in March 2003 from the sale.

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

                                                            Three Months Ended                         Six Months Ended
                                                                 June 30,                                   June 30,
                                                       -------------------------------           -------------------------------
                                                          2003                2002                  2003                2002
                                                       ----------          -----------           -----------         -----------
Net income (loss), as reported                         $6,479,401          $(7,630,285)          $11,779,032         $(7,423,736)
                                                       ----------          -----------           -----------         -----------
Less:  Total stock-based employee compensation
cost determined under
the fair value based method, net of
income taxes                                              (15,777)             (19,746)              (31,554)            (39,492)
                                                       ----------          -----------           -----------         -----------
Pro forma net income                                   $6,463,624          $(7,650,031)          $11,747,478         $(7,463,228)
                                                       ==========          ===========           ===========         ===========
Earnings per share:
     Basic - as reported                                    $1.42               $(1.68)                $2.59              $(1.64)
     Basic - pro forma                                      $1.42               $(1.68)                $2.58              $(1.65)
     Diluted - as reported                                  $1.42               $(1.68)                $2.59              $(1.64)
     Diluted - pro forma                                    $1.42               $(1.68)                $2.58              $(1.65)

NOTE K - COMMITMENTS AND CREDIT RISK

Loan commitments and unused lines of credit totaled $50,201,000 and standby letters of credit totaled $426,000 as of June 30, 2003.

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

As of and for the six months ended June 30, 2003

                                                          Data                            Total      Intersegment     Consolidated
                                         Banking       Processing         Other         Segments      Elimination        Totals
                                      -------------   -------------   -------------   -------------   -------------   -------------
Income statement information:
  Net interest income (expense)       $   9,058,017   $    (154,009)  $    (687,604)  $   8,216,404   $      (6,188)  $   8,210,216
  Noninterest income - external
    customers                            20,832,158       4,409,445       1,299,538      26,541,141              --      26,541,141
  Noninterest income - other segments            --         901,343       2,217,278       3,118,621      (1,992,963)      1,125,658
                                      -------------   -------------   -------------   -------------   -------------   -------------
    Total revenue                        29,890,175       5,156,779       2,829,212      37,876,166      (1,999,151)     35,877,015
  Noninterest expense                    11,147,804       4,160,186       3,207,833      18,515,823      (1,992,963)     16,522,860
  Significant non-cash items:
    Depreciation and
      amortization                          343,954         771,266          72,829       1,188,049              --       1,188,049
    Provision for loan losses            (1,494,000)             --              --      (1,494,000)             --      (1,494,000)
  Income tax expense (benefit)            5,599,695         338,841        (240,136)      5,698,400         382,723       6,081,123
  Segment profit (loss)                  10,843,821         657,751        (465,474)     11,036,098         742,934      11,779,032
  Balance sheet information:
  Total assets                          490,002,805       8,845,839       2,975,885     501,824,529      (9,107,872)    492,716,657
  Goodwill and intangibles                2,851,045              --              --       2,851,045              --       2,851,045
  Premises and equipment
    expenditures, net                     4,309,905       7,134,678         305,184      11,749,767              --      11,749,767

           CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Rurban Financial Corp. ("Rurban" or "the Company") was incorporated on February 23, 1983, under the laws of the State of Ohio. Rurban is a bank holding company registered with the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended. Rurban's subsidiaries, The State Bank and Trust Company ("State Bank") and RFC Banking Company ("RFCBC") are engaged in the industry segment of commercial banking. RFCBC was created June 30, 2001 through the merger of The Peoples Banking Company, The First National Bank of Ottawa and The Citizens Savings Bank Company. As of June 6, 2003, RFCBC completed the sale of all its active banking locations, retaining only selected loans. RFCBC has ceased doing a banking business and will operate as a loan subsidiary of Rurban in servicing and working out the retained loans. Rurban's subsidiary, Rurbanc Data Services, Inc. ("RDSI"), provides computerized data processing services to community banks and businesses including Rurban's subsidiary banks. Rurban's subsidiary, Rurban Life Insurance Company ("Rurban Life") has a certificate of authority from the State of Arizona to transact insurance as a domestic life and disability insurer. Rurban's subsidiary, Rurban Statutory Trust I ("RST") was established in September 2000 for the purpose of managing the Company's junior subordinated debentures. Reliance Financial Services, N.A. ("Reliance"), a wholly owned subsidiary of State Bank, provides trust and financial services to customers nationwide.

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

CRITICAL ACCOUNTING POLICIES

The accounting and reporting policies of the Company are in accordance with accounting principles generally accepted in the United States and conform to general practices within the banking industry. The Company's significant accounting policies are described in detail in the notes to the Company's consolidated financial statements for the year ended December 31, 2002. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. The financial position and results of operations can be affected by these estimates and assumptions and are integral to the understanding of reported results. Critical accounting policies are those policies that management believes are the most important to the portrayal of the Company's financial condition and results, and they require management to make estimates that are difficult, subjective, or complex.

ALLOWANCE FOR LOAN LOSSES - The allowance for loan losses provides coverage for probable losses inherent in the Company's loan portfolio. Management evaluates the adequacy of the allowance for loan losses each quarter based on changes, if any, in underwriting activities, the loan portfolio composition (including product mix and geographic, industry or customer-specific concentrations), trends in loan performance, regulatory guidance and economic factors. This evaluation is inherently subjective, as it requires the use of significant management estimates. Many factors can affect management's estimates of specific and expected losses, including volatility of default probabilities, rating migrations, loss severity and economic and political conditions. The allowance is increased through provisions charged to operating earnings and reduced by net charge-offs.

The Company determines the amount of the allowance based on relative risk characteristics of the loan portfolio. The allowance recorded for commercial loans is based on reviews of individual credit relationships and an analysis of the migration of commercial loans and actual loss experience. The allowance recorded for homogeneous consumer loans is based on an analysis of loan mix, risk characteristics of the portfolio, fraud loss and bankruptcy experiences, and historical losses, adjusted for current trends, for each homogeneous category or group of loans. The allowance for credit losses relating to impaired loans is based on the loan's observable market price, the collateral for certain collateral-dependent loans, or the discounted cash flows using the loan's effective interest rate.

Regardless of the extent of the Company's analysis of customer performance, portfolio trends or risk management processes, certain inherent but undetected losses are probable within the loan portfolio. This is due to several factors including inherent delays in obtaining information regarding a customer's financial condition or changes in their unique business conditions, the judgmental nature of individual loan evaluations, collateral assessments and the interpretation of economic trends. Volatility of economic or customer-specific conditions affecting the identification and estimation of losses for larger non-homogeneous credits and the sensitivity of assumptions utilized to establish allowances for homogenous groups of loans are among other factors. The Company estimates a range of inherent losses related to the existence of these exposures. The estimates are based upon the Company's evaluation of imprecision risk associated with the commercial and consumer allowance levels and the estimated impact of the current economic environment.

GOODWILL AND OTHER INTANGIBLES - The Company records all assets and liabilities acquired in purchase acquisitions, including goodwill and other intangibles, at fair value as required by SFAS 141. Goodwill is subject, at a minimum, to annual tests for impairment. Other intangible assets are amortized over their estimated useful lives using straight-line and accelerated methods, and are subject to impairment if events or circumstances indicate a possible inability to realize the carrying amount. The initial goodwill and other intangibles recorded and subsequent impairment analysis requires management to make subjective judgements concerning estimates of how the acquired asset will perform in the future. Events and factors that may significantly affect the estimates include, among others, customer attrition, changes in revenue growth trends, specific industry conditions and changes in competition.

QUARTERLY AND YEAR-TO-DATE EARNINGS SUMMARY

Net income for the quarter was $6.5 million, or $1.42 per diluted share, versus a net loss of $7.6 million, or $1.68 per diluted share, for the second quarter 2002. Net income for the six months was $11.8 million, or $2.59 per diluted share, versus a net loss of $7.4 million, or $1.64 per diluted share for the same period in 2002. The year-to-date net income was primarily driven by the sale of the branches of RFC Banking Company resulting in a pre-tax gain of approximately $21.0 million.

Net interest income declined $3.0 million to $3.3 million for the three months ended June 30, 2003 compared to $6.3 million for the second quarter 2002. The decline in net interest income is due to a lower level of average earning assets, declining market rates, a higher level of non-accrual loans and increased balance sheet liquidity as the Company focused on strengthening its risk based capital ratios. The decrease in earning assets is principally attributable to the sale of assets associated with the disposition of the RFCBC branches and lower loan demand.

The provision for loan losses of $0.3 million for the second quarter of 2003 decreased $11.6 million compared to the first three months of 2002.

Noninterest income increased $14.0 million to $15.7 million in the second quarter of 2003 compared to $1.7 million for the second quarter of 2002. The increase in noninterest income was mainly the result of the sale of the Peoples Banking Company and First Bank of Ottawa on June 6, 2003, divisions of RFC Banking Company, resulting in a pre-tax gain of $13.0 million. The pre-tax gain was offset by a $716,000 FHLB prepayment penalty and the write-off of $327,000 of leasehold improvements.

Noninterest expense increased $1.1 million to $8.9 million for the second quarter of 2003 compared to $7.8 million for the second quarter of 2002. This is the result of professional fees increasing $1.2 million as a result of increased attorney/consulting fees related to loan workouts, foreclosures, risk assessments and branch divestitures and $165,000 in costs related to relocations resulting from the restructuring and other staff changes. These increases are partially offset by a $216,000 decrease in salary and benefits.

CHANGES IN FINANCIAL CONDITION

At June 30, 2003, total assets were $492.7 million, a decrease of $249.6 million from December 31, 2002. The decrease was primarily attributable to decreases in loans of $162.2 million, loans held for sale of $63.5 million, available for sale securities of $37.4 million and other assets of $9.1 million. The decreases were partially offset by an increase in federal funds sold of $31.3 million.

At June 30, 2003, the decreases in total liabilities and stockholders' equity was mainly attributable to decreases in deposits of $203.2 million, deposits held for sale of $68.2 million and FHLB Advances of $8.4 million. The decreases were partially offset by increases in other liabilities of $10.6 million and retained earnings of $11.8 million. The increase in other liabilities is primarily due to a payable of $10.3 million due to First Federal Bank of Midwest for the sell of branches.

The decrease in the balance sheet is the direct result of the sale of the RFCBC branches in the first and second quarters of 2003. Also impacting the results were reductions in loan balances due to residential loan refinancings and the Company's low level of production of new loans.

LINKED QUARTER COMPARISON

The Company reported a net profit for the second quarter of 2003 of $6.5 million, or $1.42 per diluted share, versus a net profit of $5.3 million, or $1.17 per diluted share, for the first quarter of 2003. The second quarter profit was mainly driven by the sale of the Peoples Banking Company and First Bank of Ottawa, divisions of RFC Banking Company, on June 6, 2003 for a net pre-tax gain of approximately $12.0 million. The first quarter profit was mainly due to the sale of the Citizens

Savings Bank, a division of RFC Banking Company, on March 28, 2003 for a pre-tax gain of approximately $8.0 million.

A comparison of financial results for the quarter ended June 30, 2003 to the previous quarter ended March 31, 2003 is as follows:

                                Three Months Ended
                               -------------------     Linked Quarter  Annualized
                               06/30/03    03/31/03      % Change       % Change
                               -------     -------       --------       --------
                                 (dollars in millions, except per share data)
Total Assets                   $   493     $   646         -24%          -95%
Loans Held for Sale                 --        79.8          --            --
Loans (Gross)                      326         366         -11%          -44%
Allowance for Loan Losses         12.3        13.5          -9%          -36%
Deposits Held for Sale              --       166.1          --            --
Total Deposits                     365         371          -2%           -6%
Total Revenue                     19.0        16.9          12%           50%
Net interest Income                3.3         4.9         -32%         -131%
Loan Loss Provision                0.3         1.2         -75%         -300%
Noninterest Income                15.7        12.0          31%          123%
Noninterest Expense                8.9         7.7          15%           62%
Net Income                         6.5         5.3          --            --
Basic Earnings Per Share       $  1.42     $  1.17          --            --
Diluted Earnings Per Share     $  1.42     $  1.17          --            --

On a linked quarter basis, loans declined $40 million and total assets declined $153 million. The decline in loans was primarily due to reductions in loan balances due to residential loan refinancings and the Company's lower level of production of new loans. The loans sold due to the branch sales in the second quarter of 2003 were held-for-sale as of March 31, 2003.

NET INTEREST INCOME

                                            Three Months Ended
                              ----------------------------------------------
                              06/30/03     03/31/03     $Change      %Change
                              --------     --------     -------      -------
                                        (dollars in thousands)
Net Interest Income             $3,320      $4,890      $-1,570       -32%

Net interest income decreased $1.6 million or 32% to $3.3 million for the three months ended June 30, 2003 compared to $4.9 million for the first quarter of 2003. This decrease was largely due to a $2.4 million decline in loan interest income in the second quarter, resulting from the disposition of loans included with the branch sales. The net interest margin for the second quarter of 2003 was the same as the previous quarter of 2.92%.

LOAN LOSS PROVISION

The provision for loan losses of $0.3 million for the second quarter of 2003 decreased $0.9 million compared to the first quarter of 2003.

NONINTEREST INCOME

                                                         Three Months Ended
                                     ------------------------------------------------------------
                                     06/30/03            03/31/03         $Change         %Change
                                     --------           --------          ------          -------
                                                        (dollars in thousands)
Total Noninterest Income             $ 15,671           $ 11,995          $3,676              31%

- Gains on Sale of Assets              11,915              8,036           3,879              48%
- Data Service Fees                     2,186              2,223             -37              -2%
- Trust Fees                              596                657             -61              -9%
- Deposit Service Fees                    559                636             -77             -12%
- Gains on Sale of Loans                  151                151              --              --
- Gain (Loss) on Securities                (3)                27             -30            -111%

Noninterest income increased by $3.7 million to $15.7 million in the second quarter of 2003. The second quarter increase was the result of the sale of the remaining branches of RFC Banking Company resulting in a net pre-tax gain of approximately $12.0 million recorded in gain on sale of assets compared to the net pre-tax gain of $8.0 million on the branches sold during the first quarter.

NONINTEREST EXPENSE

                                                          Three Months Ended
                                       ---------------------------------------------------------
                                       06/30/03        03/31/03        $Change           %Change
                                       --------        --------        -------           -------
                                                         (dollars in thousands)
Total Noninterest Expense               $8,853          $7,669          $1,184              15%

- Salaries & Employee Benefits           3,710           3,815            -105              -3%
- Equipment Expense                      1,057           1,059              -2              --
- Professional Fees                      2,035             775           1,260             163%
- All Other                              2,051           2,020              31               2%

Noninterest expense for the second quarter of 2003 was $8.9 million compared to $7.7 million for the first quarter of 2003, a increase of $1.2 million or 15%. This is the result of a $1.3 million increase in professional fees due to increased attorney/consulting fees related to loan workouts, foreclosures, risk assessments, a profit improvement study and branch divestitures.

LOANS

                                                             As Of
                              ----------------------------------------------------------------------
                                                 % of                            % of           Inc
                              06/30/03          Total        03/31/03           Total          (Dec)
                              --------          -----        --------           -----          -----
                                                        (dollars in millions)
Commercial                      $ 104             32%          $  85              23%          $  19
Commercial real estate             77             24%            110              30%            (33)
Agricultural                       40             12%             55              15%            (15)
Residential                        48             15%             54              15%             (6)
Consumer                           41             13%             43              12%             (2)
Leasing                            16              4%             19               5%             (3)
                                -----                          -----                           -----
Total                           $ 326                          $ 366                           $ (40)
Loans held for sale                --                             80                             (80)
                                -----                          -----                           -----
     Total                      $ 326                          $ 446                           $(120)

Loans decreased $40 million to $326 million at June 30, 2003. The decline in loans was primarily due to reductions in loan balances due to residential loan refinancings and the Company's lower level of production of new loans. The loans sold due to the branch sales in the second quarter of 2003 were held-for-sale as of March 31, 2003.

Commercial real estate, agricultural, residential, consumer loans and leasing for the quarter declined 30%, 27%, 11%, 5% and 16%, respectively, as loan demand has softened and the Company's new lending efforts have become focused on smaller local relationships. Commercial loans for the quarter increased 22%.

ASSET QUALITY

                         As Of And For The Quarter Ended
                              (dollars in millions)

                                                      06/30/03              03/31/03                Change
                                                      --------              --------                ------
Non-performing loans                                   $ 20.3                $ 21.0                  $-.7
Non-performing assets                                    21.9                  23.6                  -1.7
Nonperforming assets/ loans plus OREO                    6.70%                 6.41%                 +.29%
Nonperforming assets/ total assets                       4.44%                 3.65%                 +.79%
Net chargeoffs                                            1.5                   5.2
Net chargeoffs (annualized)/ total loans                  1.8%                  4.7%
Loan loss provision                                       0.3                   1.2
Allowance for loan loss - $                              12.3                  13.5                  -1.2
Allowance for loan loss - %                              3.78%                 3.03%                 +.75
Allowance/nonperforming loans                              61%                   64%                   --
Allowance/nonperforming assets                             56%                   57%                   --

Non-performing assets at June 30, 2003 decreased to $21.9 million or 4.44% of total assets, versus $23.6 million, or 3.65% at March 31, 2003, a decrease of $1.7 million. Net chargeoffs for the second quarter of 2003 were $1.5 million compared to $5.2 million in the first quarter of 2003.

ALLOWANCE FOR LOAN LOSSES

The Company grades its loans using an eight grade system. Problem loans are classified as either:

      Substandard: Inadequately protected, with well-defined weakness that jeopardize liquidation of debt

      Doubtful: Inherent weaknesses well-defined and high probability of loss (impaired)

      Loss: Considered uncollectible. May have recovery or salvage value with future collection efforts (these loans are either fully reserved or charged off)

The Company's allowance for loan losses has four components. Those components are shown in the following table:

                                                  06/30/03                          03/31/03
                                        ----------------------------      ----------------------------
                                                      ALLOCATION                        ALLOCATION
                                         LOAN      -----------------       LOAN      -----------------
                                        BALANCE       $          %        BALANCE       $           %
                                        -------    ------      -----      -------    ------      -----
Allocations for individual
  commercial loans graded doubtful
  (impaired)                            $ 19.0     $  5.3      27.89%     $ 18.2     $  4.9      26.92%
Allocations for individual
  commercial loans graded substandard     36.5        3.7      10.14        44.6        6.0      13.45
"General" allowance based on
  chargeoff history of nine
  categories of loans                    236.9        2.3       1.00       347.2        1.5       0.40
Allocation based on special mention
  loan balance                            33.2        1.0         --        36.0        1.1         --
                                        -------    ------      -----      -------    ------      -----
               TOTAL                    $325.6     $ 12.3       3.78%     $446.0     $ 13.5       3.03%

The amount of loans classified as doubtful increased $0.8 million to $19.0 million while substandard loans decreased $8.1 million to $36.5 million. Allowance allocations on doubtful loans increased $0.4 million while allowance allocations on substandard loans decreased $2.3 million from March 31, 2003. The allowance for loan losses at June 30, 2003 was $12.3 million or 3.78% of loans compared to $13.5 million or 3.03% at March 31, 2003.

CAPITAL RESOURCES

At June 30, 2003, actual capital levels (in millions) and minimum required levels were:

                                                                                                    Minimum Required
                                                                          Minimum Required       To Be Well Capitalized
                                                                             For Capital         Under Prompt Corrective
                                                     Actual               Adequacy Purposes         Action Regulations
                                               -------------------       --------------------      --------------------
                                               Amount        Ratio       Amount         Ratio      Amount         Ratio
                                               ------        -----       ------         -----      ------         -----
Total capital (to risk weighted assets)
  Consolidated                                 $59.0         17.3%        $27.4          8.0%        $  --          N/A
  State Bank                                    35.8         11.6          24.6          8.0          30.8         10.0
  RFC Banking Company                           19.0         55.8           2.7          8.0           3.4         10.0

The Company, State Bank and RFCBC were categorized as well capitalized at June 30, 2003.

WRITTEN AGREEMENT

On July 9, 2002, the Company and State Bank announced they entered into a Written Agreement ("Agreement") with the Federal Reserve Bank of Cleveland and the Ohio Division of Financial Institutions on July 5, 2002. The Agreement was the result of an examination of State Bank as of December 31, 2001, which was conducted in March and April 2002.

The results of the November 4, 2002 regulatory examinations indicated that as of that date, Rurban and State Bank were in compliance with most provisions of the Agreement. Management believes that Rurban is currently in substantial compliance with each of the provisions of the Agreement.

The Company and RFCBC have been advised by RFCBC's regulators, the FDIC and the Ohio Division of Financial Institutions, that the preliminary results of the November 4, 2002 examination of RFCBC indicated that the Bank may be presented with a formal agreement based on concerns raised. RFCBC's December 31, 2002 total risk-based capital ratio was 8.1%, above the "adequately capitalized" minimum of 8%. The closing of the sale of all the branches of RFCBC improved the total risk-based capital ratio to approximately 56% and to date, no formal written agreement has been received.

State Bank and RFCBC are prohibited from paying dividends to Rurban without prior regulatory approval. Rurban is prohibited from paying Trust Preferred "dividends" and common stock dividends without prior regulatory approval.

GOALS FOR 2003 AND 2004

The Company's near term goals include:

      -     Focus on the quality of the loan underwriting process

      -     Continued focus on Customer Relationship Management (CRM)

      -     Completion of the centralization of operations functions

      - Continued monitoring of all corrective actions necessary to achieve the release from the Written Agreement

      - Restoring earnings to a level sufficient to resume the payment of a dividend

LIQUIDITY

Liquidity relates primarily to the Company's ability to fund loan demand, meet deposit customers' withdrawal requirements and provide for operating expenses. Assets used to satisfy these needs consist of cash and due from banks, interest earning deposits in other financial institutions, securities available-for sale and loans held for sale. These assets are commonly referred to as liquid assets. Liquid assets were $106.6 million at June 30, 2003 compared to $200.9 million at March 31, 2003.

The Company's residential first mortgage portfolio of $48.1 million at June 30, 2003 and $53.9 million at March 31, 2003, which can and has been readily used to collateralize borrowings, is an additional source of liquidity. Management believes its current liquidity level is sufficient to meet its liquidity needs. At June 30, 2003, all eligible mortgage loans were pledged under an a Federal Home Loan Bank ("FHLB") blanket lien.

The cash flow statements for the periods presented provide an indication of the Company's sources and uses of cash as well as an indication of the ability of the Company to maintain an adequate level of liquidity. A discussion of the cash flow statements at June 30, 2003 and 2002 follows.

The Company experienced a net increase in cash from operating activities at June 30, 2003 and 2002. Net cash from operating activities was $15.8 million and $2.4 million, respectively, at June 30, 2003 and 2002.

Net cash flow from investing activities was $46.3 million and $63.0 million at June 30, 2003 and 2002 respectively. The changes in net cash from investing activities at June 30, 2003 include a decrease in securities of $(37.0) million, a decrease in loans of $(80.3) million, a decrease from the sale of the RFC Banking Company branches of $(70.5) million as well as changes in interest-bearing deposits, purchases of premises and equipment and other investing activities. The changes in net cash from investing activities at June 30, 2002 include increases in loans of $16.4 million, decrease in securities of $(23.3) million and the purchase of net liabilities from the Oakwood acquisition of $58.6 million.

Net cash flow from financing activities was $(40.0) million and $(62.9) million at June 30, 2003 and 2002, respectively. The net cash decrease was primarily due to a reduction in total deposits of $(40.0) million at June 30, 2003 compared to $(56.3) at June 30, 2002. Other changes included decreases in Federal Home Loan Bank (FHLB) advances of $(8.4) million and a note payable increase of $(8.5) million at June 30, 2003 compared to a $(1.9) decrease in FHLB advances, an increase of $7.0 million for a note payable and payment of dividends of $(1.8) million at June 30, 2002.

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

Approximately $33.5 million residential first mortgage loans of the Company's $48.1 million portfolio qualify to collateralize FHLB borrowings and have been pledged to meet FHLB collateralization requirements as of June 30, 2003. In addition to residential first mortgage loans, $29.0 million in investment securities are pledged to meet FHLB collateralization requirements. Based on the current collateralization requirements of the FHLB, approximately $6.0 million of additional borrowing capacity existed at June 30, 2003.

As of June 30, 2003, the Company had unused federal funds lines totaling approximately $8.0 million from one correspondent bank. At March 31, 2003, the Company had unused federal funds lines totaling approximately $14.0 million from two correspondent banks. Federal funds borrowed were $0 at June 30, 2003 and March 31, 2003.

Approximately $11.0 million performing commercial loans are pledged to the Federal Reserve Discount Window to establish additional borrowing capacity of $7.7 million. Such loans are pledged for contingency funding purposes and to date this borrowing capacity has not been used.

TABULAR DISCLOSURE OF CONTRACTUAL OBLIGATIONS

                                                                      PAYMENT DUE BY PERIOD
                                     ---------------------------------------------------------------------------------------
                                                           LESS                                                     MORE
                                                          THAN 1              1 - 3              3 - 5              THAN 5
Contractual Obligations                 TOTAL              YEAR               YEARS              YEARS              YEARS
                                     -----------        -----------        -----------        -----------        -----------
FHLB Advances                        $39,500,000        $10,500,000        $         0        $ 4,000,000        $25,000,000
Other Debt Obligations                23,363,168         10,000,000         13,363,168                  0                  0
Capital Lease Obligations                      0                  0                  0                  0                  0
Operating Lease Obligations              846,600             99,600            199,200            199,200            348,600
Purchase Obligations                           0                  0                  0                  0
Other Long-Term Liabilities
  Reflected on the Registrant's
  Balance Sheet under GAAP                     0                  0                  0                  0                  0
                                     -----------        -----------        -----------        -----------        -----------
               Total                 $63,709,768        $20,599,600        $13,562,368        $ 4,199,200        $25,348,600

The Company's contractual obligations as of June 30, 2003 were comprised of FHLB Advances, other debt obligation and operating lease obligations. Other debt obligations include notes payable to The Union Bank Company and First Federal. The operating lease obligation is a lease on the RDSI building of $99,600 a year.

ASSET LIABILITY MANAGEMENT

Asset liability management involves developing and monitoring strategies to maintain sufficient liquidity, maximize net interest income and minimize the impact that significant fluctuations in market interest rates would have on earnings. The business of the Company and the composition of its balance sheet consists of investments in interest-earning assets (primarily loans and securities available for sale) which are primarily funded by interest-bearing liabilities (deposits and borrowings). With the exception of loans which are originated and held for sale, all of the financial instruments of the Company are for other than trading purposes. All of the Company's transactions are denominated in U.S. dollars with no foreign exchange exposure. In addition, the Company has limited exposure to commodity prices related to agricultural loans. The impact of changes in commodity prices on interest rates are assumed to be insignificant. The Company's financial instruments have varying levels of sensitivity to changes in market interest rates resulting in market risk. Interest rate risk is the Company's primary market risk exposure; to a lesser extent, liquidity risk also impacts market risk exposure.

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

The Federal Reserve Board together with the Office of the Comptroller of the Currency and the Federal Deposit Insurance Company, adopted an Inter-Agency Policy Statement on interest rate risk effective June 26, 1996. The policy statement provides guidance to examiners and bankers on sound practices for managing interest rate risk, which will form the basis for ongoing evaluation of the adequacy of interest rate risk management at supervised institutions. The policy statement also outlines fundamental elements of sound management that have been identified in prior Federal Reserve guidance and discusses the importance of these elements in the context of managing interest rate risk. Specifically, the guidance emphasizes the need for active Board of Director and senior management oversight and a comprehensive risk management process that effectively identifies, measures, and controls interest rate risk.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The following table provides information about the Company's financial instruments used for purposes other than trading that are sensitive to changes in interest rates as of June 30, 2003. It does not present when these items may actually reprice. For loans receivable, securities, and liabilities with contractual maturities, the table presents principal cash flows and related weighted-average interest rates by contractual maturities as well as the Company's historical experience of the impact of interest rate fluctuations on the prepayment of loans and mortgage backed securities. For core deposits (demand deposits, interest-bearing checking, savings, and money market deposits) that have no contractual maturity, the table presents principal cash flows and, as applicable, related weighted-average interest rates based upon the Company's historical experience, management's judgment and statistical analysis, as applicable, concerning their most likely withdrawal behaviors. The current historical interest rates for core deposits have been assumed to apply for future periods in this table as the actual interest rates that will need to be paid to maintain these deposits are not currently known. Weighted average variable rates are based upon contractual rates existing at the reporting date.

          PRINCIPAL/NOTIONAL AMOUNT MATURING OR ASSUMED TO WITHDRAW IN:
                             (DOLLARS IN THOUSANDS)

Comparison of 2003 to 2002:                 First            Years
Total rate-sensitive assets:                Year             2 - 5          Thereafter           Total
                                         ---------         ---------         ---------         ---------
         At June 30, 2003                $ 219,606         $ 149,983         $  83,363         $ 452,952
         At December 31, 2002              317,174           217,623           149,581           684,378
                                         ---------         ---------         ---------         ---------
Increase (decrease)                      $ (97,568)        $ (67,640)        $ (66,218)        $(231,426)
Total rate-sensitive liabilities:
         At June 30, 2003                $ 190,317         $ 199,380         $  38,946         $ 428,643
         At December 31, 2002              317,332           339,592            42,961           699,885
                                         ---------         ---------         ---------         ---------
Increase (decrease)                      $(127,015)        $(140,212)        $  (4,015)        $(271,242)

Total rate sensitive assets decreased approximately $231.4 million and rate sensitive liabilities decreased approximately $271.2 million for the six months ended June 30, 2003 due primarily to the sale of the loans ($164.2 million) and deposits ($244.4 million) of RFC Banking Company.

Currently, the Company is paying down maturing broker CD's and FHLB advances. During the six months ended June 30, 2003, $18.0 million in broker CD's and $8.4 million in FHLB advances were paid off. The Cleveland office has also been closed resulting in a reduction of $15.9 million in loans and $4.7 million in deposits.

The above table reflects expected maturities, not expected repricing. The contractual maturities adjusted for anticipated prepayments and anticipated renewals at current interest rates, as shown in the preceding table, are only part of the Company's interest rate risk profile. Other important factors include the ratio of rate-sensitive assets to rate sensitive liabilities (which takes into consideration loan repricing frequency but not when deposits may be repriced) and the general level and direction of market interest rates. For core deposits, the repricing frequency is assumed to be longer than when such deposits actually reprice. For some rate sensitive liabilities, their repricing frequency is the same as their contractual maturity. For variable rate loans, repricing frequency can be daily or monthly and for adjustable rate loans, repricing can be as frequent as annually for loans whose contractual maturities range from one to thirty years. While increasingly aggressive local market competition in lending rates has pushed loan rates lower; the Company's increased reliance on non-core funding sources has restricted the Company's ability to reduce funding rates in concert with declines in lending rates.

The Company manages its interest rate risk by the employment of strategies to assure that desired levels of both interest-earning assets and interest-bearing liabilities mature or reprice with similar time frames. Such strategies include;
1) loans which are renewed (and repriced) annually, 2) variable rate loans, 3) certificates of deposit with terms from one month to six years and 4) securities available for sale which mature at various times primarily from one through ten years 5) federal funds borrowings with terms of one day to three days, and 6) Federal Home Loan Bank borrowings with terms of one day to ten years.

ITEM 4. CONTROLS AND PROCEDURES

With the participation of Rurban Financial Corp.'s management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934 (the "Exchange Act")) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures are effective as of the end of the period covered by this Quarterly Report on Form 10-Q to ensure that material information relating to Rurban Financial Corporation and its consolidated subsidiaries is made known to them, particularly during the period for which our periodic reports, including this Quarterly Report on Form 10-Q, are being prepared.

In addition, there were no significant changes during the period covered by this Quarterly Report on Form 10-Q in our internal control over financial reporting (as defined in Rules 13a-15 and 15d-15 of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings
    Not applicable

Item 2. Changes in Securities and Use of Proceeds
    Not applicable

Item 3. Defaults Upon Senior Securities
    Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders
    Not applicable

Item 5. Other Information
    Not applicable

Item 6. Exhibits and Reports on Form 8-K

      a.    Exhibits

         31.1 - Rule 13a-14(a)/15d-14(a) Certification (Chief Executive Officer)

         31.2 - Rule 13a-14(a)/15d-14(a) Certification (Chief Financial Officer)

         32.1 - Section 1350 Certification (Chief Executive Officer)

         32.2 - Section 1350 Certification (Chief Financial Officer)

      b.    Reports on Form 8-K

            A Form 8-K was filed on January 2, 2003 to report information under
            Item 5 regarding a press release announcing that a "Purchase and Assumption Agreement" was signed between RFC Banking Company, Rurban Financial Corp.'s wholly-owned subsidiary, and The Union Bank Company on December 30, 2002. The press release was included as
            Exhibit 99.

            A Form 8-K was filed on January 21, 2003 to report information under
            Item 5 regarding a press release announcing that Rurban Financial Corp. and its wholly owned subsidiary, RFC Banking Company, intend to make available for purchase RFC Banking Company bank branches located in Hancock and Putnam Counties. The offices consist of The Peoples Banking Company Division and the First Bank of Ottawa Division. The press release was included as Exhibit 99.

            A Form 8-K was filed on February 14, 2003 to report information under Item 5 regarding a press release announcing that Rurban Financial Corp. filed a deferral notice on February 12, 2003 with US Bank, Trustee of Rurban Financial Corp.'s trust preferred indenture, to defer payments of interest on the debt securities which would have been due on March 7, 2003. The press release was included as Exhibit 99(a).

            A Form 8-K was filed on February 25, 2003 to report information under Item 5 regarding a press release announcing that a "Purchase and Assumption Agreement" was signed on February 22, 2003 with First Federal Bank of the Midwest, a wholly owned subsidiary of First Defiance Financial Corp. The Purchase and Assumption Agreement outlined the sale of assets and assumption of deposits at RFC Banking Company's Hancock and Putnam County branches. The Purchase and Assumption Agreement was included as Exhibit 2, and the press release was included as Exhibit 99.

            A Form 8-K was filed on February 26, 2003 to report information under Item 5 regarding a press release announcing the financial results for the fourth quarter and year ended December 31, 2002. The press release was included as Exhibit 99.

            A Form 8-K was filed on March 18, 2003 to report information under
            Item 5 regarding a press release announcing the appointment of James
            E. Adams as Chief Financial Officer to replace retiring CFO, Richard
            C. Warrener. The press release was included as Exhibit 99.

            A Form 8-K was filed on April 1, 2003 to report information under
            Item 5 regarding a press release announcing that RFC Banking Company, a wholly-owned subsidiary of Rurban Financial Corp., completed the sale of its Wood and Sandusky County branches located in Pemberville, Gibsonburg and the Otterbein-Portage Valley Retirement Village to The Union Bank Company, a wholly-owned subsidiary of United Bancshares, Inc. The press release was included as Exhibit 99.

            A Form 8-K was filed on May 2, 2003 to furnish information under
            Item 9 (which was also deemed provided under Item 12) regarding the press release announcing the financial results for the first quarter of 2003 and the excerpts of a presentation by Kenneth A. Joyce, Chief Executive Officer, at the Annual Meeting of Shareholders held on April 28, 2003. The press release was included as Exhibit 99(a), and the excerpts were includeD as Exhibit 99(b).

            A Form 8-K was filed on June 18, 2003 to report under Item 2 that RFC Banking Company, a wholly-owned subsidiary of Rurban Financial Corp., completed the sale of its Findlay, McComb and Ottawa branches to First Federal Bank of the Midwest, a wholly-owned subsidiary of First Defiance Financial Corp. A press release announcing the closing of the transaction was included as Exhibit 99. The required pro forma financial information will be filed by amendment no later than August 20, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                            RURBAN FINANCIAL CORP.


Date: August 14, 2003                       By   /S/ Kenneth A. Joyce
                                                 --------------------
                                                 Kenneth A. Joyce
                                                 President & Chief
                                                 Executive Officer

                                            By   /S/ James E. Adams
                                                 ------------------
                                                 James E. Adams
                                                 Executive Vice President &
                                                 Chief Financial Officer