Form 10-Q
period 2003-09-30
RURBAN FINANCIAL CORP
filed 2003-11-13
CIK 767405

                                    Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2003
                                       OR

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

         Yes [ ]                     No [X]

         The number of common shares of Rurban Financial Corp. outstanding was 4,565,721 on November 1, 2003.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The interim condensed consolidated financial statements of Rurban Financial Corp. and Subsidiaries are unaudited; however, the information contained herein reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of financial condition and results of operations for the interim periods presented. All adjustments reflected in these financial statements are of a normal recurring nature in accordance with Rule 10-01(b)(8) of Regulation S-X. Results of operations for the three months ended September 30, 2003 are not necessarily indicative of results for the complete year.

                             RURBAN FINANCIAL CORP.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
          SEPTEMBER 30, 2003, DECEMBER 31, 2002 AND SEPTEMBER 30, 2002

ASSETS

                                                    (UNAUDITED)                       (UNAUDITED)
                                                   -----------------------------------------------
                                                   SEPTEMBER 30,     DECEMBER 31,    SEPTEMBER 30,
                                                       2003             2002             2002
                                                   -------------    -------------    -------------
Cash and due from banks                            $  16,834,072    $  37,018,337    $  25,638,415
Federal funds sold                                     2,000,000       14,000,000       28,250,000
                                                   -------------    -------------    -------------
       Cash and cash equivalents                      18,834,072       51,018,337       53,888,415
Interest-bearing deposits                                260,000          260,000          260,000
Available-for-sale securities                         99,860,837      115,108,762       90,299,093
Loans held for sale                                      488,484       63,536,309       44,028,624
Loans, net of unearned income                        301,785,352      487,474,626      582,262,740
Allowance for loan losses                            (11,256,083)     (17,693,841)     (20,417,569)
Premises and equipment                                11,394,579       14,695,613       13,855,679
Federal Reserve and Federal Home Loan Bank stock       3,761,400        3,665,900        3,630,500
Foreclosed assets held for sale, net                   1,167,466        1,960,276          305,781
Interest receivable                                    2,227,737        3,966,721        4,657,102
Deferred income taxes                                  5,397,313        5,495,812        1,945,129
Goodwill                                               2,144,303        2,323,643        2,250,599
Core deposits and other intangibles                      675,864          770,777          621,859
Other                                                  1,750,376        9,733,744       11,820,203
                                                   -------------    -------------    -------------

       Total assets                                $ 438,491,700    $ 742,316,679    $ 789,408,155
                                                   =============    =============    =============

See notes to condensed consolidated financial statements (unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

                                                         (UNAUDITED)                       (UNAUDITED)
                                                        -----------------------------------------------
                                                        SEPTEMBER 30,    DECEMBER 31,     SEPTEMBER 30,
                                                            2003             2002             2002
                                                        -------------    -------------    -------------
LIABILITIES
    Deposits
       Demand                                           $  33,773,223    $  46,114,153    $  49,968,196
       Savings, NOW and money market                      106,082,553      117,738,013      196,565,846
       Time                                               187,169,019      404,007,515      400,137,710
                                                        -------------    -------------    -------------
           Total deposits                                 327,024,795      567,859,681      646,671,752
    Deposits held for sale                                         --       68,175,660       26,238,717
    Notes payable                                          11,239,607        6,000,000        7,000,000
    Federal Home Loan Bank advances                        37,500,000       47,850,000       49,350,000
    Trust preferred securities                             10,000,000       10,000,000       10,000,000
    Interest payable                                        2,227,395        2,971,448        3,473,186
    Other liabilities                                       2,563,997        3,077,558        3,469,726
                                                        -------------    -------------    -------------
           Total liabilities                              390,555,794      705,934,347      746,203,381
                                                        -------------    -------------    -------------
COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS' EQUITY
    Common stock, $2.50 stated value; authorized
     10,000,000 shares; issued 4,575,702; outstanding
     September 30, 2003 - 4,565,721, December 31,
     2002 - 4,565,721 and September 30, 2002 -
     4,565,721 shares                                      11,439,255       11,439,255       11,439,255
    Additional paid-in capital                             11,009,733       11,009,733       11,009,733
    Retained earnings                                      25,883,039       13,904,212       20,053,821
    Unearned employee stock ownership plan (ESOP)
     shares                                                  (281,447)        (320,765)        (360,083)
    Accumulated other comprehensive income                    200,340          664,911        1,377,062
    Treasury stock, at cost, 9,981 shares                    (315,014)        (315,014)        (315,014)
                                                        -------------    -------------    -------------
           Total stockholders' equity                      47,935,906       36,382,332       43,204,774
                                                        -------------    -------------    -------------

           Total liabilities and stockholders' equity   $ 438,491,700    $ 742,316,679    $ 789,408,155
                                                        =============    =============    =============

See notes to condensed consolidated financial statements (unaudited)

Note: The balance sheet at December 31, 2002 has been derived from the audited consolidated financial statements at that date.

                             RURBAN FINANCIAL CORP.

             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                               THREE MONTHS ENDED

                                                      SEPTEMBER 30,   SEPTEMBER 30,
                                                          2003            2002
                                                      -------------   -------------
INTEREST INCOME
    Loans                                             $   4,770,009   $  10,998,762
    Securities
       Taxable                                              583,157       1,096,742
       Tax-exempt                                            44,351          53,985
    Other                                                    85,760         114,297
                                                      -------------   -------------
           Total interest income                          5,483,277      12,263,786

INTEREST EXPENSE
    Deposits                                              1,778,586       5,119,229
    Notes payable                                           180,270          84,149
    Federal Home Loan Bank advances                         548,888         749,095
    Trust preferred                                         270,889         270,889
                                                      -------------   -------------
           Total interest expense                         2,778,633       6,223,362
                                                      -------------   -------------

NET INTEREST INCOME                                       2,704,644       6,040,424

PROVISION FOR LOAN LOSSES                                         -       2,007,000
                                                      -------------   -------------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES       2,704,644       4,033,424
                                                      -------------   -------------

NONINTEREST INCOME
    Data service fees                                     2,267,758       2,051,794
    Trust fees                                              559,327         591,289
    Customer service fees                                   454,778         643,534
    Net gains on loan sales                                  88,555         175,551
    Net realized gains (losses) on sales of
      available-for-sale securities                               -         135,847
    Loan servicing fees                                      81,602          58,731
    Gain (loss) on sale of assets                            54,969           5,479
    Other                                                    76,977         195,767
                                                      -------------   -------------
           Total noninterest income                       3,583,966       3,857,992
                                                      -------------   -------------

See notes to condensed consolidated financial statements (unaudited)

                                                       SEPTEMBER 30,    SEPTEMBER 30,
                                                           2003             2002
                                                       -------------    -------------
NONINTEREST EXPENSE
    Salaries and employee benefits                     $   2,869,095    $   3,961,120
    Net occupancy expense                                    245,853          376,807
    Equipment expense                                      1,060,990        1,005,193
    Data processing fees                                     125,132          100,815
    Professional fees                                        683,673          812,374
    Marketing expense                                        119,580          129,978
    Printing and office supplies                             100,587          141,924
    Telephone and communications                             166,048          194,102
    Postage and delivery expense                             102,069          169,835
    State, local and other taxes                             149,584          196,118
    Other                                                    388,450          586,538
                                                       -------------    -------------
           Total noninterest expense                       6,011,061        7,674,804
                                                       -------------    -------------

INCOME BEFORE INCOME TAX                                     277,549          216,612

PROVISION FOR INCOME TAXES                                    77,754           51,151
                                                       -------------    -------------

NET INCOME                                             $     199,795    $     165,461
                                                       =============    =============

BASIC EARNINGS PER SHARE                               $        0.04    $        0.04
                                                       =============    =============

DILUTED EARNINGS PER SHARE                             $        0.04    $        0.04
                                                       =============    =============

See notes to condensed consolidated financial statements (unaudited)

                             RURBAN FINANCIAL CORP.

             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                                NINE MONTHS ENDED

                                                      SEPTEMBER 30,     SEPTEMBER 30,
                                                          2003              2002
                                                      -------------     -------------
INTEREST INCOME
    Loans                                             $ 19,922,237      $  33,585,934
    Securities
       Taxable                                           2,033,479          3,754,254
       Tax-exempt                                          128,667            167,649
    Other                                                  365,989            152,882
                                                      ------------      -------------
           Total interest income                        22,450,372         37,660,719
                                                      ------------      -------------

INTEREST EXPENSE
    Deposits                                             8,505,206         15,698,459
    Notes payable                                          424,283            392,457
    Federal Home Loan Bank advances                      1,802,190          2,211,502
    Trust preferred                                        803,833            803,833
                                                      ------------      -------------
           Total interest expense                       11,535,512         19,106,251
                                                      ------------      -------------

NET INTEREST INCOME                                     10,914,860         18,554,468

PROVISION FOR LOAN LOSSES                                1,494,000         15,991,000
                                                      ------------      -------------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES      9,420,860          2,563,468
                                                      ------------      -------------

NONINTEREST INCOME
    Data service fees                                    6,677,203          5,620,560
    Trust fees                                           1,827,260          1,961,055
    Customer service fees                                1,650,070          1,924,544
    Net gains on loan sales                                390,965            359,357
    Net realized gains (losses) on sales of
      available-for-sale securities                         23,632         (1,682,091)
    Loan servicing fees                                    310,540            258,915
    Gain (loss) on sale of assets                       20,005,581              3,713
    Other                                                  365,514            525,260
                                                      ------------      -------------
           Total noninterest income                     31,250,765          8,971,313
                                                      ------------      -------------

See notes to condensed consolidated financial statements (unaudited)

                                                      SEPTEMBER 30,    SEPTEMBER 30,
                                                          2003             2002
                                                      -------------    -------------
NONINTEREST EXPENSE
    Salaries and employee benefits                    $  10,394,061    $  11,723,153
    Net occupancy expense                                   945,422        1,018,631
    Equipment expense                                     3,177,615        2,854,179
    Data processing fees                                    344,212          387,004
    Professional fees                                     3,492,915        2,267,028
    Marketing expense                                       313,111          365,058
    Printing and office supplies                            399,047          560,721
    Telephone and communications                            550,406          585,782
    Postage and delivery expense                            434,019          469,063
    State, local and other taxes                            477,014          551,301
    Other                                                 2,006,099        1,849,095
                                                      -------------    -------------
           Total noninterest expense                     22,533,921       22,631,015
                                                      -------------    -------------

INCOME BEFORE INCOME TAX                                 18,137,704      (11,096,234)

PROVISION FOR INCOME TAXES                                6,158,877       (3,837,959)
                                                      -------------    -------------

NET INCOME                                            $  11,978,827    $  (7,258,275)
                                                      =============    =============

BASIC EARNINGS PER SHARE                              $        2.64    $       (1.60)
                                                      =============    =============

DILUTED EARNINGS PER SHARE                            $        2.63    $       (1.60)
                                                      =============    =============

See notes to condensed consolidated financial statements (unaudited)

               CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS'
                               EQUITY (UNAUDITED)

                                                 Three Months           Three Months          Nine Months           Nine Months
                                                    Ended                  Ended                 Ended                 Ended
                                              September 30, 2003     September 30, 2002    September 30, 2003    September 30, 2002
                                                    Total                  Total                 Total                 Total
                                                 Shareholders'          Shareholders'        Shareholders'         Shareholders'
                                                    Equity                 Equity                Equity                Equity
                                              ------------------     ------------------    ------------------    ------------------
Balance at beginning of period                $       48,157,091     $       42,807,182    $      36,382,332     $       50,829,332

Net Income (loss)                                        199,975                165,461           11,978,827             (7,258,275)

Other comprehensive income (loss):
   Net change in unrealized gains (losses)
     on securities available for sale, net              (421,160)               181,889             (464,571)               655,211
                                              ------------------     ------------------    -----------------     ------------------
Total comprehensive income (loss)                       (221,185)               347,350           11,514,256             (6,603,064)

Cash dividends declared                                        -                      -                    -             (1,186,930)

Proceeds from sale of treasury stock                           -                      -                    -                 13,373

Paydown of ESOP loan                                           -                 50,242               39,318                152,063
                                              ------------------     ------------------    -----------------     ------------------
Balance at end of period                      $       47,935,906     $       43,204,774    $      47,935,906     $       43,204,774
                                              ==================     ==================    =================     ==================

                             RURBAN FINANCIAL CORP.

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                NINE MONTHS ENDED

                                                     SEPTEMBER 30,   SEPTEMBER 30,
                                                         2003            2002
                                                     -------------   -------------
OPERATING ACTIVITIES
    Net income                                       $  11,978,827   $  (7,258,275)
    Adjustments to reconcile net income to net
      cash provided by operating activities
       Depreciation and amortization                     1,755,265       1,642,285
       Provision for loan losses                         1,494,000      15,991,000
       ESOP shares earned                                   39,318         152,063
       Amortization of premiums and discounts
          on securities                                    735,074       1,807,661
       Amortization of intangible assets                   274,253         159,620
       Deferred income taxes                                98,499              --
       Proceeds from sale of loans held for
          sale                                          36,497,316      15,984,195
       Originations of loans held for sale             (36,106,351)    (15,686,476)
       Gain on sale of branch                          (19,995,365)             --
       Gain from sale of loans                            (390,965)       (359,357)
       Gain on sales of fixed assets                       (17,595)         (3,713)
       Net realized gains on
          available-for-sale securities                    (23,632)       (125,570)
    Changes in
       Interest receivable                               1,738,984         846,683
       Other assets                                      7,789,651      (5,763,692)
       Interest payable and other liabilities           (1,243,497)        623,792
                                                     -------------   -------------
           Net cash provided by operating
              activities                                 4,623,782       8,010,216
                                                     -------------   -------------

INVESTING ACTIVITIES
    Purchases of available-for-sale securities        (114,036,714)    (54,518,393)
    Proceeds from maturities of
      available-for-sale securities                    110,473,918      40,580,590
    Proceeds from the sales of
      available-for-sale securities                     17,634,708      41,965,756
    Net change in loans                                102,355,764         632,540
    Purchase of premises and equipment                  (1,046,046)     (3,777,259)
    Purchase of Federal Home Loan Federal
      Reserve Bank stock                                   (95,500)             --
    Sale of foreclosed assets                              792,810              --
    Payment of assumption of liability from
      sale of branch                                   (70,452,850)             --
    Proceeds from assumption of net
      liabilities in business acquisition                       --      40,069,328
                                                     -------------   -------------
           Net cash provided by investing
              activities                             $  45,626,090   $  64,952,562
                                                     -------------   -------------

                                                           SEPTEMBER 30,     SEPTEMBER 30,
                                                               2003              2002
                                                           -------------     -------------
FINANCING ACTIVITIES
    Net increase in demand deposits, money market,
      NOW and savings accounts                             $  31,605,311     $   6,385,895
    Net decrease in certificates of deposit                 (108,929,055)      (36,260,288)
    Net decrease in federal funds purchased                           --       (14,850,000)
    Repayment of Federal Home Loan Bank advances             (10,350,000)       (9,925,069)
    Proceeds of Federal Home Loan Bank advances                       --         5,000,000
    Proceeds of note payable                                   5,239,607         7,000,000
    Dividends paid                                                    --        (1,780,317)
    Proceeds from sale of 1,208 shares of treasury stock              --            13,373
                                                           -------------     -------------
           Net cash used in financing activities             (82,434,137)      (44,416,406)
                                                           -------------     -------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS             (32,184,265)       28,546,372

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                  51,018,337        25,342,043
                                                           -------------     -------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                   $  18,834,072     $  53,888,415
                                                           =============     =============

SUPPLEMENTAL CASH FLOWS INFORMATION
    Interest paid                                          $  12,279,565     $  19,263,688
    Income taxes paid (net of refunds)                     $  (2,168,512)               --

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

NOTE B--EARNINGS PER SHARE

Earnings per share have been computed based on the weighted average number of shares outstanding during the periods presented. For the periods ended September 30, 2003 and 2002, stock options totaling 184,267 and 246,027 shares of common stock were not considered in computing EPS as they were anti-dilutive. The weighted average number of shares used in the computation of basic and diluted earnings per share was:

                                      Three Months Ended                     Nine Months Ended
                                         September 30,                         September 30,
                                        -------------                         -------------
                                    2003              2002                2003             2002
                                    ----              ----                ----             ----
Basic earnings per share          4,549,413        4,539,601           4,545,162         4,539,601
Diluted earnings per share        4,555,614        4,539,601           4,547,599         4,539,601

NOTE C - LOANS, RISK ELEMENTS AND ALLOWANCE FOR LOAN LOSSES

Total loans on the balance sheet are comprised of the following classifications at:

                                                               September 30,           December 31,       September 30,
                                                                    2003                  2002                2002
                                                                    ----                  ----                ----
Commercial                                                    $     96,565,587      $    123,053,492      $ 139,173,186
Commercial real estate                                              67,588,490           129,718,943        144,690,881
Agricultural                                                        39,428,802            68,953,865         77,665,779
Residential real estate                                             46,157,257            84,431,599        119,475,874
Consumer                                                            38,574,070            60,138,463         76,549,325
Lease financing                                                     13,697,236            21,509,394         25,049,972
                                                              ----------------      ----------------      -------------
Total loans                                                        302,011,442           487,805,756        582,605,017
Less
     Net deferred loan fees, premiums and discounts                   (226,090)             (331,130)          (342,277)
                                                              ----------------      ----------------      -------------

          Net loans                                           $    301,785,352      $    487,474,626      $ 582,262,740
                                                              ================      ================      =============

The following is a summary of the activity in the allowance for loan losses account for the nine months ended September 30, 2003 and 2002 and the year ended December 31, 2002.

                                                                September 30,         December 31,       September 30,
                                                                    2003                 2002                2002
                                                                    ----                 ----                ----
Balance, beginning of year                                    $    17,693,841       $     9,238,936     $    9,238,936
Amounts assumed in acquisition                                             --             1,427,000          1,427,000
Transfer to loans held for sale                                            --                    --           (428,000)
Sale of Citizens Banking Co.                                         (232,000)                   --                 --
Provision charged to expense                                        1,494,000            27,530,583         15,991,000
Recoveries                                                          1,926,438             1,270,773          1,036,195
Loans charged off                                                  (9,626,196)          (21,773,451)        (6,847,562)
                                                              ---------------       ---------------     --------------

Balance, end of year                                          $    11,256,083       $    17,693,841     $   20,417,569
                                                              ===============       ===============     ==============

The following schedule summarizes nonaccrual, past due and impaired loans at:

                                                               September 30,          December 31,      September 30,
                                                                   2003                  2002               2002
                                                                   ----                  ----               ----
Loans accounted for on a nonaccrual basis                     $    18,857,000       $    18,259,000     $ 20,706,000

Accruing loans which are contractually
  past due 90 days or more as to interest or
  principal payments                                                        -               476,000        2,779,000
                                                              ---------------       ---------------     ------------

     Total non-performing loans                               $    18,857,000       $    18,735,000     $ 23,485,000
                                                              ===============       ===============     ============

Individual loans determined to be impaired were as follows:

                                                               September 30,         December 31,       September 30,
                                                                   2003                 2002                2002
                                                                   ----                 ----                ----
Loans with no allowance for loan losses allocated             $       280,000       $     1,186,000     $  1,159,000
Loans with allowance for loan losses allocated                     18,137,000            13,736,000       21,728,000
                                                              ---------------       ---------------     ------------
    Total impaired loans                                      $    18,417,000       $    14,922,000     $ 22,888,000
                                                              ===============       ===============     ============

Amount of allowance allocated                                 $     5,315,000       $     5,067,000     $  9,427,000
                                                              ===============       ===============     ============

NOTE D - TRUST PREFERRED SECURITIES

On September 7, 2000, Rurban Statutory Trust 1 ("RST"), a wholly owned subsidiary of the Company closed a pooled private offering of 10,000 Capital Securities with a liquidation amount of $1,000 per security. The proceeds of the offering were loaned to the Company in exchange for junior subordinated debentures with terms similar to the Capital Securities. The sole assets of RST are the junior subordinated debentures of the Company and payments thereunder. The junior subordinated debentures and the back-up obligations, in the aggregate, constitute a full and unconditional guarantee by the Company of the obligations of RST under the Capital Securities. Distributions on the Capital Securities are payable semi-annually at the annual rate of 10.6% and are included in interest expense in the consolidated financial statements. These securities are considered Tier 1 capital (with certain limitations applicable) under current regulatory guidelines. As of September 30, 2003, December 31, 2002 and September 30, 2002, the outstanding principal balance of the Capital Securities was $10,000,000.

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

NOTE E - NOTE PAYABLE

RFC Banking Company has a note payable to The Union Bank Company secured by the stock of RFC Banking Company and Rurbanc Data Services, Inc., payable in equal quarterly principal installments of $300,000 together with interest at a variable rate. During the third quarter, RFC Banking Company elected to prepay $2,500,000 of this note. The note balance was $6,200,000 as of September 30, 2003. The Company also has a line of credit with The Union Bank Company for $2,000,000. The line of credit balance was $0 as of September 30, 2003.

RFC Banking Company has a note payable to First Federal Bank of the Midwest secured by specific loans of RFC Banking Company, payable in equal monthly installments of $100,000 together with interest at a variable rate. The note balance was $4,033,668 as of September 30, 2003.

RDSI had a note payable to RFC Banking Company in the amount of $1,098,000. This note was acquired by First Federal Bank of the Midwest upon their acquisition of the branches sold during the second quarter. The note balance was $1,005,939 as of September 30, 2003.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the subsidiary banks to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of September 30, 2003, the Company and the subsidiary banks meet all "well-capitalized" requirements to which they are subject.

The Company and significant subsidiary banks' actual capital amounts (in millions) and ratios are also presented in the following table.

                                                                           TO BE WELL CAPITALIZED
                                                  FOR CAPITAL ADEQUACY    UNDER PROMPT CORRECTIVE
                                     ACTUAL             PURPOSES             ACTION PROVISIONS
                                 AMOUNT   RATIO     AMOUNT      RATIO       AMOUNT           RATIO
                                 -----------------------------------------------------------------
As of September 30, 2003
  Total Capital
    (to Risk-Weighted Assets)
   Consolidated                  $ 58.9   18.9%   $     25.0     8.0%     $       --          N/A
   State Bank                      36.1   12.8          22.6     8.0            28.3         10.0
   RFCBC (1)                       18.6   65.7           2.3     8.0             2.8         10.0

  Tier I Capital
    (to Risk-Weighted Assets)
   Consolidated                    54.9   17.6          12.5     4.0              --          N/A
   State Bank                      32.6   11.5          11.3     4.0            17.0          6.0
   RFCBC (1)                       18.2   64.3           1.1     4.0             1.7          6.0

  Tier I Capital
    (to Average Assets)
   Consolidated                    54.9   11.9          18.6     4.0              --          N/A
   State Bank                      32.6    7.7          17.0     4.0            21.3          5.0
   RFCBC (1)                       18.2   49.8           1.5     4.0             1.8          5.0

As of December 31, 2002
  Total Capital
    (to Risk-Weighted Assets)
   Consolidated                  $ 49.4    9.2%   $     43.0     8.0%     $       --          N/A
   State Bank                      36.2   10.2          28.5     8.0            35.6         10.0
   RFCBC (1)                       14.8    8.1          14.6     8.0            18.2         10.0

  Tier I Capital
    (to Risk-Weighted Assets)
   Consolidated                    42.6    7.9          21.5     4.0              --          N/A
   State Bank                      31.7    8.9          14.3     4.0            21.4          6.0
   RFCBC (1)                       12.4    6.8           7.3     4.0            10.9          6.0

  Tier I Capital
    (to Average Assets)
   Consolidated                    42.6    5.4          31.7     4.0              --          N/A
   State Bank                      31.7    6.7          19.1     4.0            23.8          5.0
   RFCBC (1)                       12.4    4.2          11.7     4.0            14.6          5.0

(1) During the quarter, the Company received approval from the FDIC for its request that the insurance be cancelled for RFC Banking Company. This request and subsequent approval resulted in the sale of all the insured deposits of RFC Banking Company. This will be the last quarter that RFC Banking Company will be included in this table.

NOTE G - CONTINGENT LIABILITIES

There are various contingent liabilities that are not reflected in the consolidated financial statements, including claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material adverse effect on the Company's consolidated financial condition or results of operations.

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

FIN No. 45's disclosure requirements became effective for financial statements of interim or annual periods ending after December 15, 2002, while the initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Company has changed its method of accounting and financial reporting for standby letters of credit by adopting the provisions of FIN No. 45 effective January 1, 2003. There was no material impact of the adoption on the financial statements.

In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities". FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns, or both. FIN 46 also requires disclosures about variable interest entities that a Company is not required to consolidate, but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to existing entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. FIN 46 is not expected to have a material effect on the Company's consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain embedded derivatives, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This Statement amends SFAS No. 133 to reflect the decisions made as part of the Derivatives Implementation Group (DIG) and in other FASB projects or deliberations. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. Adoption of this standard is not expected to have a material effect on the Company's consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". This Statement establishes standards for how an entity classifies and measures certain financial instruments with characteristics of both liabilities and equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Adoption of this standard did not have a material effect on the Company's consolidated financial statements.

NOTE I - BRANCH SALES

On March 28, 2003, the Citizens Savings Bank, a division of RFC Banking Company, was sold to The Union Bank Company. As of March 28, 2003, Citizens had total loans of $57.2 million, total fixed assets (net of accumulated depreciation) of $869,000 and total deposits of $70.8 million. A pre-tax gain of approximately $8.0 million was recorded in March 2003 from the sale.

On June 6, 2003, the Peoples Banking Company and First Bank of Ottawa, divisions of RFC Banking Company, were sold to First Federal Bank of the Midwest. As of June 6, 2003, these branches had total loans of approximately $76.6 million, total fixed assets (net of accumulated depreciation) of approximately $1.4 million and total deposits (including accrued interest) of approximately $166.2 million. A pre-tax gain of approximately $12.0 million was recorded in June 2003 from the sale.

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

                                                    Three Months Ended               Nine Months Ended
                                                       September 30,                   September 30,
                                                    2003          2002            2003             2002
                                                  ---------     ---------     ------------     ------------
Net income (loss), as reported                    $ 199,795     $ 165,461     $ 11,978,827     $ (7,258,275)
Less:  Total stock-based employee
compensation cost determined under
the fair value based method, net of
income taxes                                        (15,777)      (19,746)         (47,331)         (59,238)
                                                  ---------     ---------     ------------     ------------
Pro forma net income                              $ 184,018     $ 145,715     $ 11,931,496     $ (7,317,513)
                                                  =========     =========     ============     ============

Earnings per share:
     Basic - as reported                          $    0.04     $    0.04     $       2.64     $      (1.60)
     Basic - pro forma                            $    0.04     $    0.03     $       2.63     $      (1.61)
     Diluted - as reported                        $    0.04     $    0.04     $       2.63     $      (1.60)
     Diluted - proforma                           $    0.04     $    0.03     $       2.62     $      (1.61)

NOTE K - COMMITMENTS AND CREDIT RISK

Loan commitments and unused lines of credit totaled $50,806,000 and standby letters of credit totaled $426,000 as of September 30, 2003.

NOTE L - SEGMENT INFORMATION

The reportable segments are determined by the products and services offered, primarily distinguished between banking and data processing operations. Other segments include the accounts of the holding company, Rurban Financial Corp., which provides management and operational services to its subsidiaries; Reliance Financial Services, N.A., which provides trust and financial services to customers nationwide; Rurban Life, which provides insurance products to customers of the Company's subsidiary banks; and Rurban Statutory Trust 1, which manages the Company's junior subordinated debentures. Information reported internally for performance assessment follows.

As of and for the nine months ended September 30, 2003

                                                         Data                           Total        Intersegment    Consolidated
                                        Banking       Processing         Other         Segments       Elimination       Totals
                                     -------------   -------------   -------------   -------------   -------------   -------------
Income statement information:

Net interest income (expense)        $  12,170,045   $    (222,417)  $    (919,203)  $  11,028,425   $    (113,565)  $  10,914,860

Noninterest income - external
  customers                             21,568,214       6,677,203       1,879,690      30,125,107               -      30,125,107

Noninterest income - other segments              -       1,252,124       2,817,661       4,069,785      (2,944,127)      1,125,658
                                     -------------   -------------   -------------   -------------   -------------   -------------

  Total revenue                         33,738,259       7,706,910       3,778,148      45,223,317      (3,057,692)     42,165,625

Noninterest expense                     16,351,936       6,033,616       4,218,154      26,603,706      (4,069,785)     22,533,921

Significant non-cash items:
  Depreciation and amortization            465,224       1,187,674         102,367       1,755,265               -       1,755,265
  Provision for loan losses              1,494,000               -               -       1,494,000               -       1,494,000

Income tax expense (benefit)             5,577,266         568,920        (337,048)      5,809,138         349,739       6,158,877

Segment profit (loss)                   10,849,140       1,104,374        (653,591)     11,299,923         678,904      11,978,827

Balance sheet information:

Total assets                           438,235,888       8,695,716       3,193,885     450,125,489     (11,633,789)    438,491,700

Goodwill and intangibles                 2,820,167               -               -       2,820,167               -       2,820,167

Premises and equipment
  expenditures, net                     (1,755,767)        832,994        (123,273)     (1,046,046)              -      (1,046,046)

           CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements within this document, which are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve risks and uncertainties and actual results may differ materially from those predicted by the forward-looking statements. These risks and uncertainties include, but are not limited to, risks and uncertainties inherent in the national and regional banking, insurance and mortgage industries, competitive factors specific to markets in which Rurban and its subsidiaries operate, future interest rate levels, legislative and regulatory actions, capital market conditions, general economic conditions, geopolitical events, the loss of key personnel and other factors.

Forward-looking statements speak only as of the date on which they are made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made. All subsequent written and oral forward-looking statements attributable to the Company or any person acting on our behalf are qualified by these cautionary statements.

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

Regardless of the extent of the Company's analysis of customer performance, portfolio trends or risk management processes, certain inherent but undetected losses are probable within the loan portfolio. This is due to several factors including inherent delays in obtaining information regarding a customer's financial condition or changes in their unique business conditions, the judgmental nature of individual loan evaluations, collateral assessments and the interpretation of economic trends. Volatility of economic or customer-specific conditions affecting the identification and estimation of losses for larger non-homogeneous credits and the sensitivity of assumptions utilized to establish allowances for homogenous groups of loans are among other factors. The Company estimates a range of inherent losses related to the existence of these exposures. The estimates are based upon the Company's evaluation of imprecise risk associated with the commercial and consumer allowance levels and the estimated impact of the current economic environment.

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

QUARTERLY AND YEAR-TO-DATE EARNINGS SUMMARY

Net income for the quarter was $199,795, or $0.04 per diluted share, versus $165,461, or $0.04 per diluted share, for the third quarter 2002. Net income for the nine months was $12.0 million, or $2.63 per diluted share, versus a net loss of $7.3 million, or $(1.60) per diluted share for the same period in

2002. The year-to-date net income was primarily driven by the sale of the branches of RFC Banking Company resulting in a pre-tax gain of approximately $21.0 million.

Net interest income declined $3.3 million to $2.7 million for the three months ended September 30, 2003 compared to $6.0 million for the third quarter 2002. The decline in net interest income is due to a lower level of earning assets, declining market rates, a higher level of non-accrual loans and increased balance sheet liquidity as the Company focused on strengthening its risk based capital ratios. The decrease in earning assets is principally attributable to the sale of assets associated with the disposition of the RFCBC branches.

The provision for loan losses was $0 for the third quarter of 2003 compared to $2.0 million for the third quarter of 2002.

Noninterest income decreased $300,000 to $3.6 million in the third quarter of 2003 compared to $3.9 million for the third quarter of 2002. The decrease in noninterest income was mainly the result of the branch sales in 2003. Data processing fees increased $216,000 for the third quarter 2003 from the third quarter 2002.

Noninterest expense decreased $1.7 million to $6.0 million for the third quarter of 2003 compared to $7.7 million for the third quarter of 2002. This was mainly due to the branch sales in 2003.

CHANGES IN FINANCIAL CONDITION

At September 30, 2003, total assets were $438.5 million, a decrease of $303.8 million from December 31, 2002. The decrease was primarily attributable to decreases in loans of $185.8 million, loans held for sale of $63.0 million, available for sale securities of $15.2 million, other assets of $8.0 million and federal funds sold of $12.0 million.

At September 30, 2003, the decreases in total liabilities and stockholders' equity was mainly attributable to decreases in deposits of $240.8 million, deposits held for sale of $68.2 million and FHLB Advances of $10.4 million. The decreases were partially offset by an increase in retained earnings of $12.0 million.

The decrease in the balance sheet is the direct result of the sale of the RFCBC branches in the first and second quarters of 2003. Also impacting the results were reductions in loan balances due to residential loan refinancings, and the Company's decision to exit the Cleveland market.

LINKED QUARTER COMPARISON

The Company reported a net profit for the third quarter of 2003 of $199,795, or $0.04 per diluted share, versus a net profit of $6.5 million, or $1.42 per diluted share, for the second quarter of 2003. The third quarter profit was mainly due to a continuous effort to reduce non-recurring operating expenses. The second quarter profit was mainly driven by the sale of the Peoples Banking Company and First Bank of Ottawa, divisions of RFC Banking Company, on June 6, 2003 for a net pre-tax gain of approximately $12.0 million.

A comparison of financial results for the quarter ended September 30, 2003 to the previous quarter ended June 30, 2003 is as follows:

                                                      Linked
                              Three Months Ended      Quarter    Annualized
                             09/30/03    06/30/03    % Change     % Change
                             ---------   ---------   ---------   ----------
                             (dollars in millions, except per share data)
Total Assets                 $     438   $     493         -11%         -45%
Loans Held for Sale                0.5          --          --           --
Loans (Gross)                      302         326          -7%         -29%
Allowance for Loan Losses         11.3        12.3          -8%         -33%
Total Deposits                     327         365         -10%         -42%

Total Revenue                      6.3        19.0         -67%        -267%

Net interest Income                2.7         3.3         -19%         -73%
Loan Loss Provision                 --         0.3          --           --
Noninterest Income                 3.6        15.7         -77%        -308%
Noninterest Expense                6.0         8.9         -32%        -130%
Net Income                         0.2         6.5          --           --
Basic Earnings Per Share     $    0.04   $    1.42          --           --
Diluted Earnings Per Share   $    0.04   $    1.42          --           --

On a linked quarter basis, loans declined $24 million and total assets declined $55 million. The decline in loans was primarily due to reductions in loan balances due to residential loan refinancings, the Company's lower level of production of new loans and the Company's decision to exit the Cleveland market. The loans sold due to the branch sales in the second quarter of 2003 were held-for-sale as of March 31, 2003.

NET INTEREST INCOME

                                          Three Months Ended

                             09/30/03    06/30/03     $Change     %Change
                             ---------   ---------   ---------   ----------
                                        (dollars in thousands)
Net Interest Income          $   2,705   $   3,320   $   -615           -19%

Net interest income decreased $615,000 or 19% to $2.7 million for the three months ended September 30, 2003 compared to $3.3 million for the second quarter of 2003 principally as a result of the second quarter branch sales. The net interest margin on a fully taxable equivalent basis for the third quarter was 2.50% compared to 2.40% for the second quarter of 2003.

LOAN LOSS PROVISION

The provision for loan losses was $0 for the third quarter of 2003 compared to $300,000 for the second quarter of 2003. Management determined that the Allowance for Loan Losses was adequate, and therefore no loan loss provision was recorded in the third quarter of 2003.

NONINTEREST INCOME

                                           Three Months Ended

                               09/30/03   06/30/03    $Change    %Change
                               --------   --------    --------   --------
                                       (dollars in thousands)
Total Noninterest Income       $  3,584   $ 15,671    $-12,087        -77%

 - Gains on Sale of Assets           55     11,915     -11,860          -
 - Data Service Fees              2,268      2,186          82          4%
 - Trust Fees                       559        596         -37         -6%
 - Deposit Service Fees             455        559        -104        -19%
 - Gains on Sale of Loans            89        151         -62        -41%
 - Gain (Loss) on Securities          -         (3)          3          -

Noninterest income decreased by $12.1 million to $3.6 million in the third quarter of 2003. The third quarter decrease was primarily the result of the pre-tax gain of $12.0 million on the Hancock and Putnam County branches reported during the second quarter. Data service fees reflected a modest increase of $82,000 from second quarter levels which was partially offset by a $37,000 decline in trust fees which mirrored the down market movement in the third quarter. Deposit fees fell $104,000 primarily as a result of the branch sales during the second quarter coupled with a reduction in existing transaction account balances in the third quarter. Gain on sale of loans declined $62,000 from the second quarter resulting from the decrease in consumer refinance activity in the real estate market as long term mortgage rates began to rise.

NONINTEREST EXPENSE

                                             Three Months Ended

                                  09/30/03   06/30/03   $Change    %Change
                                  --------   --------   --------   --------
                                            (dollars in thousands)
Total Noninterest Expense         $  6,011   $  8,853    $-2,842       -32%

 - Salaries & Employee Benefits      2,869      3,710       -841       -23%
 - Equipment Expense                 1,061      1,057          4          -
 - Professional Fees                   684      2,035     -1,351       -66%
 - All Other                         1,397      2,051       -654       -32%

Noninterest expense for the third quarter of 2003 was $6.0 million compared to $8.9 million for the second quarter of 2003, a decrease of $2.8 million or 32%. Instrumental to this decline were the elimination of salary and benefit expenses, professional fees and other volume related processing costs that were associated with the disposition of the branches during the second quarter.

LOANS

                                                 As Of                   Inc
                                     % of                   % of        -----
                         09/30/03    Total      06/30/03    Total       (Dec)
                         --------   --------    --------   --------    --------
                                        (dollars in millions)
Commercial               $     96         32%   $    104         32%   $     (8)
Commercial real estate         68         23%         77         24%         (9)
Agricultural                   39         13%         40         12%         (1)
Residential                    46         15%         48         15%         (2)
Consumer                       39         13%         41         13%         (2)
Leasing                        14          4%         16          4%         (2)
                         --------               --------               --------
Total                    $    302               $    326               $    (24)
Loans held for sale           0.5                      -                    0.5
                         --------               --------               --------
    Total                $    302               $    326               $    (24)

Loans decreased $24 million to $302 million at September 30, 2003. The decline in loans was primarily due to planned reductions in out of market loan balances and the Company's lower level of production of new loans.

ASSET QUALITY

                         As Of And For The Quarter Ended
                         -------------------------------
                              (dollars in millions)

                                           09/30/03    06/30/03     Change
                                           --------    --------    --------
Non-performing loans                       $   18.9    $   20.3    $   -1.4
Non-performing assets                          20.2        21.9        -1.7
Nonperforming assets/ loans plus OREO          6.63%       6.70%       -.07%
Nonperforming assets/ total assets             4.60%       4.44%       +.15%
Net chargeoffs                                  1.0         1.5          --
Net chargeoffs (annualized)/ total loans        1.8%        1.8%         --
Loan loss provision                              --         0.3          --
Allowance for loan loss - $                    11.3        12.3        -1.0
Allowance for loan loss - %                    3.73%       3.78%       -.05%
Allowance/nonperforming loans                    60%         61%         --
Allowance/nonperforming assets                   56%         56%         --

Non-performing assets at September 30, 2003 decreased to $20.2 million or 6.63% of loans plus OREO, versus $21.9 million, or 6.70% at June 30, 2003, a decrease of $1.7 million. Net chargeoffs for the third quarter of 2003 were $1.0 million compared to $1.5 million in the second quarter of 2003.

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

The Company's allowance for loan losses has four components. Those components are shown in the following table:

                                   ---------09/30/03----------    ----------06/30/03---------
                                   LOAN         ALLOCATION        LOAN         ALLOCATION
                                             -----------------              -----------------
                                   BALANCE      $         %       BALANCE      $         %
                                   -------   -------   -------    -------   -------   -------
Allocations for individual
commercial loans graded doubtful
(impaired)                         $  18.4   $   5.3     28.80%   $  19.0   $   5.3     27.89%
Allocations for individual
commercial loans graded
substandard                           40.5       3.6      8.88       36.5       3.7     10.14
"General" allowance based on
chargeoff history of nine
categories of loans                  213.9       1.6      0.75      236.9       2.3      1.00
Allocation based on special
mention loan balance                  25.9       0.8        --       33.2       1.0        --
                                   -------   -------   -------    -------   -------   -------
             TOTAL                 $ 302.0   $  11.3      3.73%   $ 325.6   $  12.3      3.78%

The amount of loans classified as doubtful decreased $0.6 million to $18.4 million while substandard loans increased $4.0 million to $40.5 million. Allowance allocations on doubtful loans were flat while allowance allocations on substandard loans decreased $0.1 million from June 30, 2003. The allowance for loan losses at September 30, 2003 was $11.3 million or 3.73% of loans compared to $12.3 million or 3.78% at June 30, 2003.

CAPITAL RESOURCES

At September 30, 2003, actual capital levels (in millions) and minimum required levels were:

                                                                                    Minimum Required
                                                             Minimum Required   To Be Well Capitalized
                                                               For Capital      Under Prompt Corrective
                                              Actual        Adequacy Purposes      Action Regulations
                                          --------------    -----------------   ------------------------
                                          Amount   Ratio     Amount    Ratio         Amount    Ratio
                                          ------   -----    --------   ------        ------    -----
Total capital (to risk weighted assets)
    Consolidated                          $ 58.9    18.9%   $   25.0      8.0%       $    -      N/A
    State Bank                              36.1    12.8        22.6      8.0          28.3     10.0
    RFC Banking Company                     18.6    65.7         2.3      8.0           2.8     10.0

The Company, State Bank and RFCBC were categorized as well capitalized at September 30, 2003.

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

         -        Continued focus on Customer Relationship Management (CRM)

         -        Completion of the centralization of operations functions

         - Continued monitoring of all corrective actions necessary to achieve the release from the Written Agreement

         - Restoring earnings to a level sufficient to resume the payment of a dividend

LIQUIDITY

Liquidity relates primarily to the Company's ability to fund loan demand, meet deposit customers' withdrawal requirements and provide for operating expenses. Assets used to satisfy these needs consist of cash and due from banks, interest earning deposits in other financial institutions, securities available-for sale and loans held for sale. These assets are commonly referred to as liquid assets. Liquid assets were $117.0 million at September 30, 2003 compared to $106.6 million at June 30, 2003.

The Company's residential first mortgage portfolio of $46.2 million at September 30, 2003 and $48.1 million at June 30, 2003, a portion of which can and has been readily used to collateralize borrowings, is an additional source of liquidity. Management believes its current liquidity level is sufficient to meet its liquidity needs. At September 30, 2003, all eligible mortgage loans were pledged under a Federal Home Loan Bank ("FHLB") blanket lien.

The cash flow statements for the periods presented provide an indication of the Company's sources and uses of cash as well as an indication of the ability of the Company to maintain an adequate level of liquidity. A discussion of the cash flow statements at September 30, 2003 and 2002 follows.

The Company experienced a net increase in cash from operating activities at September 30, 2003 and 2002. Net cash from operating activities was $4.6 million and $8.0 million, respectively, at September 30, 2003 and 2002.

Net cash flow from investing activities was $45.6 million and $65.0 million at September 30, 2003 and 2002 respectively. The changes in net cash from investing activities at September 30, 2003 include a decrease in securities of $(14.1) million, a decrease in loans of $(102.4) million, a decrease from the sale of the RFC Banking Company branches of $(70.5) million as well as changes in interest-bearing deposits, purchases of premises and equipment and other investing activities. The changes in net cash from investing activities at September 30, 2002 include a decrease in securities of $(28.0) million and the purchase of net liabilities from the Oakwood acquisition of $40.1 million.

Net cash flow from financing activities was $(82.4) million and $(44.4) million at September 30, 2003 and 2002, respectively. The net cash decrease was primarily due to a reduction in total deposits of $(77.3) million at September 30, 2003 compared to $(29.9) at September 30, 2002. Other changes included decreases in Federal Home Loan Bank (FHLB) advances of $(10.4) million and a note payable increase of $5.2 million at September 30, 2003 compared to a $(9.9) decrease in FHLB advances, an increase of $7.0 million for a note payable and payment of dividends of $(1.8) million at September 30, 2002.

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

Approximately $36.8 million residential first mortgage loans of the Company's $46.2 million portfolio qualify to collateralize FHLB borrowings and have been pledged to meet FHLB collateralization requirements as of September 30, 2003. In addition to residential first mortgage loans, $24.2 million in investment securities are pledged to meet FHLB collateralization requirements. Based on the current collateralization requirements of the FHLB, approximately $5.5 million of additional borrowing capacity existed at September 30, 2003.

As of September 30, 2003 and June 30, 2003, the Company had unused federal funds lines totaling approximately $8.0 million from one correspondent bank. There were no federal funds borrowed at September 30 or June 30.

Approximately $10.2 million performing commercial loans are pledged to the Federal Reserve Discount Window to establish additional borrowing capacity of $7.1 million. Such loans are pledged for contingency funding purposes and to date this borrowing capacity has not been used.

TABULAR DISCLOSURE OF CONTRACTUAL OBLIGATIONS

                                                          PAYMENT DUE BY PERIOD
                                  -------------------------------------------------------------------
                                                   LESS                                       MORE
                                                  THAN 1         1 - 3         3 - 5         THAN 5
                                     TOTAL         YEAR          YEARS         YEARS         YEARS
Contractual Obligations           -----------   -----------   -----------   -----------   -----------
FHLB Advances                     $37,500,000   $ 8,500,000   $         0   $ 4,000,000   $25,000,000

Other Debt Obligations             21,239,607             0    11,239,607             0    10,000,000

Capital Lease Obligations                   0             0             0             0             0

Operating Lease Obligations           821,700        99,600       199,200       199,200       323,700

Purchase Obligations                        0             0             0             0

Other Long-Term  Liabilities
Reflected on the Registrant's
Balance Sheet under GAAP

                                            0             0             0             0             0
                                  -----------   -----------   -----------   -----------   -----------
         Total                    $59,561,307   $ 8,599,600   $11,438,807   $ 4,199,200   $35,323,700

The Company's contractual obligations as of September 30, 2003 were comprised of FHLB Advances, other debt obligation and operating lease obligations. Other debt obligations include notes payable to The Union Bank Company and First Federal. The operating lease obligation is a lease on the RDSI building of $99,600 a year.

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

There are several ways an institution can manage interest rate risk including:
1) matching repricing periods for new assets and liabilities, for example, by shortening terms of new loans or investments; 2) selling existing assets or repaying certain liabilities; and 3) hedging existing assets, liabilities, or anticipated transactions. An institution might also invest in more complex financial instruments intended to hedge or otherwise change interest rate risk. Interest rate swaps, futures contacts, options on futures contracts, and other such derivative financial instruments can be used for this purpose. Because these instruments are sensitive to interest rate changes, they require management's expertise to be effective. The Company has not purchased derivative financial instruments in the past.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The following table provides information about the Company's financial instruments used for purposes other than trading that are sensitive to changes in interest rates as of September 30, 2003. It does not present when these items may actually reprice. For loans receivable, securities, and liabilities with contractual maturities, the table presents principal cash flows and related weighted-average interest rates by contractual maturities as well as the Company's historical experience of the impact of interest rate fluctuations on the prepayment of loans and mortgage backed securities. For core deposits (demand deposits, interest-bearing checking, savings, and money market deposits) that have no contractual maturity, the table presents principal cash flows and, as applicable, related weighted-average interest rates based upon the Company's historical experience, management's judgment and statistical analysis, as applicable, concerning their most likely withdrawal behaviors. The current historical interest rates for core deposits have been assumed to apply for future periods in this table as the actual interest rates that will need to be paid to maintain these deposits are not currently known. Weighted average variable rates are based upon contractual rates existing at the reporting date.

          PRINCIPAL/NOTIONAL AMOUNT MATURING OR ASSUMED TO WITHDRAW IN:
                             (DOLLARS IN THOUSANDS)

                                        First        Years
                                         Year        2 - 5      Thereafter     Total
                                      ---------    ---------    ----------   ---------
Comparison of 2003 to 2002:
Total rate-sensitive assets:
              At September 30, 2003   $ 153,157    $ 161,005    $   94,220   $ 408,382
              At December 31, 2002      317,174      217,623       149,581     684,378
                                      ---------    ---------    ----------   ---------
Increase (decrease)                   $(164,017)   $ (56,618)   $  (55,361)  $(275,996)
Total rate-sensitive liabilities:
              At September 30, 2003   $ 178,660    $ 170,813    $   36,291   $ 385,764
              At December 31, 2002      317,332      339,592        42,961     699,885
                                      ---------    ---------    ----------   ---------
Increase (decrease)                   $(138,672)   $(168,779)   $   (6,670)  $(314,121)

Total rate sensitive assets decreased approximately $276.0 million and rate sensitive liabilities decreased approximately $314.1 million for the nine months ended September 30, 2003 due primarily to the sale of the loans ($164.2 million) and deposits ($244.4 million) of RFC Banking Company.

Currently, the Company is paying down maturing broker CD's and FHLB advances. During the nine months ended September 30, 2003, $27.6 million in broker CD's and $8.4 million in FHLB advances were paid off. The Cleveland office has also been closed resulting in a reduction of $20.2 million in loans and $9.3 million in deposits.

The above table reflects expected maturities, not expected repricing. The contractual maturities adjusted for anticipated prepayments and anticipated renewals at current interest rates, as shown in the preceding table, are only part of the Company's interest rate risk profile. Other important factors include the ratio of rate-sensitive assets to rate sensitive liabilities (which takes into consideration loan repricing frequency but not when deposits may be repriced) and the general level and direction of market interest rates. For core deposits, the repricing frequency is assumed to be longer than when such deposits actually reprice. For some rate sensitive liabilities, their repricing frequency is the same as their contractual maturity. For variable rate loans, repricing frequency can be daily or monthly and for adjustable rate loans, repricing can be as frequent as annually for loans whose contractual maturities range from one to thirty years. While increasingly aggressive local market competition in lending rates has pushed loan rates lower, the Company's prior increased reliance on non-core funding sources has restricted the Company's ability to reduce funding rates in concert with declines in lending rates.

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

ITEM 4. CONTROLS AND PROCEDURES

With the participation of Rurban Financial Corp.'s management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934 (the "Exchange Act")) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures are effective as of the end of the period covered by this Quarterly Report on Form 10-Q to ensure that material information relating to Rurban Financial Corp. and its consolidated subsidiaries is made known to them, particularly during the period for which our periodic reports, including this Quarterly Report on Form 10-Q, are being prepared.

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

      A Form 8-K was filed on July 30, 2003 to report the announcement of the financial results for the third quarter of 2003.

      A Form 8-K was filed on August 22, 2003 to amend its current report on Form 8-K filed June 18, 2003 to file information including pro formas for the year ended December 31, 2002 and for the quarterly periods ended March 31, 2003 and June 30, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                              RURBAN FINANCIAL CORP.

Date: November 13, 2003                       By /S/ Kenneth A. Joyce
                                                 --------------------
                                                 Kenneth A. Joyce
                                                 President & Chief
                                                 Executive Officer

                                              By /S/ James E. Adams
                                                 -----------------------
                                                 James E. Adams
                                                 Executive Vice President &
                                                 Chief Financial Officer