Form 10-K
period 2003-12-31
RURBAN FINANCIAL CORP
filed 2004-03-30
CIK 767405

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934
         For the fiscal year ended December 31, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from ----------- to ------------

Commission File Number 0-13507

                             RURBAN FINANCIAL CORP.
                      -----------------------------------
             (Exact name of Registrant as specified in its charter)

              Ohio                                            34-1395608
-------------------------------                          -------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification No.)

401 Clinton Street, Defiance, Ohio                              43512
----------------------------------                       --------------------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code:         (419) 783-8950

Securities registered pursuant to Section 12(b) of the Act:      None

Securities registered pursuant to Section 12(g) of the Act: Common Shares, Without Par Value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

The aggregate market value of the common shares of the Registrant held by non-affiliates computed by reference to the price at which the common shares were last sold as of the last business day of the Registrant's most recently completed second fiscal quarter was $46,918,138.

The number of common shares of the Registrant outstanding at February 27, 2004 was 4,567,296.

Documents Incorporated by Reference: Portions of the Registrant's definitive Proxy Statement for its Annual Meeting of Shareholders to be held on April 26, 2004 are incorporated by reference into Part III of this Annual Report on Form 10-K.

               Exhibit Index on Page 96 (as numbered sequentially)

                                     PART I

Item 1. Business.

General

         Rurban Financial Corp., an Ohio corporation (the "Company"), is a bank holding company under the Bank Holding Company Act of 1956, as amended, and is subject to regulation by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). The executive offices of the Company are located at 401 Clinton Street, Defiance, Ohio 43512.

         Through its direct and indirect subsidiaries, The State Bank and Trust Company ("State Bank"), RFC Banking Company ("RFCBC"), Rurbanc Data Services, Inc. ("RDSI"), Rurban Life Insurance Company ("Rurban Life"), Reliance Financial Services, N.A. ("RFS"), Rurban Mortgage Company ("RMC"), and Rurban Statutory Trust 1 ("RST"), the Company is engaged in a variety of activities, including commercial banking, data processing, life and disability reinsurance, and trust and financial services, as explained in more detail below.

General Description of Holding Company Group

State Bank

         State Bank is an Ohio state-chartered bank. State Bank presently operates six branch offices in Defiance County, Ohio (five in the city of Defiance and one in Ney), three branch offices in adjacent Paulding County, Ohio (one each in Paulding, Oakwood and Grover Hill) and three branch offices in Fulton County, Ohio (one each in Delta, Lyons and Wauseon). The branch office in Summit County, Ohio (Westlake) closed during the second quarter of 2003. At December 31, 2003, State Bank had 145 full-time equivalent employees.

         State Bank offers a full range of commercial banking services, including checking and NOW accounts; passbook savings and money market accounts; time certificates of deposit; automatic teller machines; commercial, consumer, agricultural and residential mortgage loans (including "Home Value Equity" line of credit loans); personal and corporate trust services; commercial leasing; bank credit card services; safe deposit box rentals; Internet and telephone banking and other personalized banking services.

RFS

         RFS is a nationally-chartered trust and financial services company and a wholly-owned subsidiary of State Bank. RFS offers various trust and financial services, including asset management services for individuals and corporate employee benefit plans, as well as brokerage services through Raymond James Financial, Inc.

         RFS has one office located in State Bank's main offices in Defiance, Ohio. At December 31, 2003, RFS had 16.5 full-time equivalent employees.

RMC

         RMC is an Ohio corporation and wholly-owned subsidiary of State Bank. RMC is a mortgage company; however, it ceased originating mortgage loans in the second quarter of 2000.

         At December 31, 2003, RMC had no employees.

RFCBC

         On March 28, 2003, the Citizens Savings Banks, a division of RFCBC, was sold.

         On June 6, 2003, the Peoples Banking Company and First Bank of Ottawa, divisions of RFCBC, were sold.

         RFCBC ceased doing banking business in June 2003 following the branch sales, and formally relinquished its banking powers in September 2003. RFCBC now operates as a loan subsidiary in servicing and working out the problem loans that were retained after the branch sales.

RDSI

         RDSI is an Ohio state-charted company that commenced operations in June 1976. RDSI has offices in six locations: three offices in Defiance, Ohio, one office each in Glandorf, Ohio, Fremont, Ohio and Chesterfield, Missouri.

         RDSI delivers software systems to the banking industry which provide a broad range of data processing services in an outsourced environment utilizing Information Technology Inc. (ITI) software.

Rurban Life

         Rurban Life commenced its business of transacting insurance as an Arizona life and disability reinsurer in January 1988. Rurban Life accepts reinsurance ceded in part by American General Assurance Company ("AGAC") from the credit life and disability insurance purchased by customers of State Bank from AGAC in connection with revolving credit loans secured by mortgages and with certain installment loans. The operations of Rurban Life do not materially impact the consolidated results of operations of the Company. As of December 31, 2003, Rurban Life has not accepted any other reinsurance. In August 2000, the Company's banks ceased issuing credit life and disability insurance contracts through AGAC. In September 2000, the Company's banks entered into agreements with Individual Assurance Corporation ("IAC") and began issuing credit life and disability insurance contract through IAC. At December 31, 2003, Rurban Life had no employees.

RST

         RST is a trust and wholly owned subsidiary of the Company that was organized in August 2000. In September 2000, RST closed a pooled private offering of 10,000 Capital Securities with a liquidation amount of $1,000 per security. The proceeds of the offering were loaned to the Company in exchange for junior subordinated debentures with terms similar to the Capital Securities. The sole assets of RST are the junior subordinated debentures and the back-up obligations, in the aggregate, constitute a full and unconditional guarantee by the Company of the obligations of RST under the Capital Securities.

See Note 26 of the Financials, pages F-38 and F-39, for the Company's segment information.

Competition

         State Bank experiences significant competition in attracting depositors and borrowers. Competition in lending activities comes principally from other commercial banks in the lending areas of State Bank, and, to a lesser extent, from savings associations, insurance companies, governmental agencies, credit unions, securities brokerage firms and pension funds. The primary factors in competing for loans are interest rates charged and overall banking services.

         State Bank's competition for deposits comes from other commercial banks, savings associations, money market funds and credit unions as well as from insurance companies and securities brokerage firms. The primary factors in competing for deposits are interest rates paid on deposits, account liquidity and convenience of office location.

         RDSI also operates in a highly competitive field. RDSI competes primarily on the basis of the value and quality of its data processing services and service and convenience to its customers.

         Rurban Life operates in the highly competitive industry of credit life and disability insurance. A large number of stock and mutual insurance companies also operating in this industry have been in existence for longer periods of time and have substantially greater financial resources than does Rurban Life. The principal methods of competition in the credit life and disability insurance industry are the availability of coverage, premium rates and quality of service.

         RFS operates in the highly competitive trust services field and its competition is primarily other Ohio bank trust departments.

                           SUPERVISION AND REGULATION

         The following is a summary of certain statutes and regulations affecting the Company and its subsidiaries. The summary is qualified in its entirety by reference to such statutes and regulations.

Regulation of Bank Holding Companies and Their Subsidiaries in General

         The Company is a bank holding company under the Bank Holding Company Act of 1956, as amended, which restricts the activities of the Company and the acquisition by the Company of voting shares or assets of any bank, savings association or other company. The Company is also subject to the reporting requirements of, and examination and regulation by, the Federal Reserve Board. Bank holding companies are prohibited from acquiring direct or indirect control of more than 5% of any class of voting stock or substantially all of the assets of any bank holding company without the prior approval of the Federal Reserve Board. A bank holding company and its subsidiaries are prohibited from engaging in certain tying arrangements in connection with extensions of credit and/or the provision of other property or services to a customer by the bank holding company or its subsidiaries.

         RFS, as a nationally-chartered trust company, is regulated by the Office of the Comptroller of the Currency (the "OCC"). As Ohio state-chartered banks, State Bank and RFCBC are supervised and regulated by the Ohio Division of Financial Institutions. State Bank is a member of the Federal Reserve System so its primary federal regulator is the Federal Reserve Board. The deposits of State Bank are insured by the FDIC and are subject to the applicable provisions of the Federal Deposit Insurance Act. A subsidiary of a bank holding company can be liable to reimburse the FDIC, if the FDIC incurs or anticipates a loss because of a default of another FDIC-insured subsidiary of the bank holding company or in connection with FDIC assistance provided to such subsidiary in danger of default. In addition, the holding company of any insured financial institution that submits a capital plan under the federal banking agencies' regulations on prompt corrective action guarantees a portion of the insured financial institution's capital shortfall, as discussed below.

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

         Various requirements and restrictions under the laws of the United States and the State of Ohio affect the operations of State Bank, including requirements to maintain reserves against deposits, restrictions on the nature and amount of loans which may be made and the interest that may be charged thereon, restrictions relating to investments and other activities, limitations on credit exposure to correspondent banks, limitations on activities based on capital and surplus, limitations on payment of dividends, and limitations on branching.

         The Federal Home Loan Banks ("FHLBs") provide credit to their members in the form of advances. As a member of the FHLB of Cincinnati, State bank must maintain an investment in the capital stock of the FHLB of Cincinnati in an amount equal to the greater of 1% of the aggregate outstanding principal amount of State Bank's residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or 5% of its advances from the FHLB of Cincinnati. State Bank was in compliance with this requirement at December 31, 2003.

         Upon the origination or renewal of a loan or advance, each FHLB is required by law to obtain and maintain a security interest in collateral in one or more of the following categories: fully-disbursed, whole first mortgage loans on improved residential property not more than 90 days delinquent or securities representing a whole interest in such loans; securities issued, insured or guaranteed by the United States Government or an agency thereof; deposits in any FHLB; or other real estate related collateral acceptable to he applicable FHLB, if such collateral has a readily ascertainable value and the FHLB can perfect its security interest in the collateral.

         Each FHLB is required to establish standards of community investment or service that its members must maintain for continued access to long-term advances from the FHLB. The standards take into account a member's performance under the Community Reinvestment Act and its record of lending to first-time home buyers. All long-term advances by each FHLB must be made only to provide funds for residential housing finance.

Written Agreement

         On July 5, 2002, the Company and State Bank entered into a Written Agreement ("Agreement") with the Federal Reserve Bank of Cleveland and the Ohio Division of Financial Institutions. The Agreement was the result of an examination of State Bank as of December 31, 2001, which was conducted in March and April 2002. A copy of the Agreement was attached as Exhibit 99(b) to the Form 8-K filed by the Company on July 11, 2002 and is incorporated by reference as Exhibit 99(b) to this Form 10-K.

         As of December 2003, Management believes that the Company and State Bank were in full compliance with the terms of the Agreement. However, the Agreement will continue in place until the Federal Reserve Bank of Cleveland and the Ohio Division of Financial Institutions determine that the Agreement may be terminated. The Company believes that additional improvement in problem loans, earnings and operations, as well as other items described in the Agreement, is necessary before the Agreement may be terminated, and management cannot predict when that may occur.

         Under the terms of the Agreement, State Bank and RFCBC are prohibited from paying dividends to the Company without prior regulatory approval. The Agreement also prohibits the Company from paying trust preferred "dividends" and common stock dividends without prior regulatory approval.

Dividends

         Subject to the terms and conditions of the Agreement with the federal and state banking regulators described above, the ability of the Company to obtain funds for the payment of dividends and for other cash requirements is largely dependent on the amount of dividends which may be declared by its subsidiaries. State Bank may not pay dividends to the Company if, after paying such dividends, it would fail to meet the required minimum levels under the risk-based capital guidelines and the minimum leverage ratio requirements. State Bank must have the approval of their respective regulatory authorities if a dividend in any year would cause the total dividends for that year to exceed the sum of the current year's net profits and the retained net profits for the preceding two years, less required transfers to surplus. Payment of dividends by the bank subsidiaries may be restricted at any time at the discretion of the regulatory authorities, if they deem such dividends to constitute an unsafe and/or unsound banking practice. These provisions could have the effect of limiting the Company's ability to pay dividends on its outstanding common shares. Moreover, the Federal Reserve Board expects the Company to serve as a source of strength to its subsidiary banks, which may require it to retain capital for further investment in the subsidiaries, rather than for dividends to shareholders of the Company.

Transactions with Affiliates, Directors, Executive Officers and Shareholders

         Regulation W became effective on April 1, 2003 and comprehensively implements Sections 23A and 23B of the Federal Reserve Act. Sections 23A and 23B and Regulation W restrict transactions by banks and their subsidiaries with their affiliates. An affiliate of a bank is any company or entity which controls, is controlled by or is under common control with the bank.

         Generally, Sections 23A and 23B and Regulation W:

         - limit the extent to which a bank or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of that bank's capital stock and surplus (i.e., tangible capital);

         - limit the extent to which a bank or its subsidiaries may engage in "covered transactions" with all affiliates to 20% of that bank's capital stock and surplus; and

         - require that all covered transactions be on terms substantially the same, or at least as favorable to the bank or subsidiary, as those provided to non-affiliates.

The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and similar types of transactions.

         A bank's authority to extend credit to executive officers, directors and greater than 10% shareholders, as well as entities such persons control, is subject to Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O promulgated thereunder by the Federal Reserve Board. Among other things, these loans must be made on terms substantially the same as those offered to unaffiliated individuals or be made under a benefit or compensation program and on terms widely available to employees and must not involve a greater than normal risk of repayment. In addition, the amount of loans a bank may make to these persons is based, in part, on the bank's capital position, and specified approval procedures must be followed in making loans which exceed specified amounts.

Regulatory Capital

         The Federal Reserve Board has adopted risk-based capital guidelines for bank holding companies and for state member banks, such as State Bank. The FDIC has adopted risk-based capital guidelines for non-member banks, including RFCBC. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk weighted assets by assigning assets and off-balance-sheet items to broad risk categories. The minimum ratio of total capital to risk weighted assets (including certain off-balance-sheet items, such as standby letters of credit) is 8%. At least 4.0 percentage points is to be comprised of common stockholders' equity (including retained earnings but excluding treasury stock), noncumulative perpetual preferred stock, a limited amount of cumulative perpetual preferred stock, and minority interests in equity accounts of consolidated subsidiaries, less goodwill and certain other intangible assets ("Tier 1 capital"). The remainder ("Tier 2 capital") may consist, among other things, of certain amounts of mandatory convertible debt securities, subordinated debt, preferred stock not qualifying as Tier 1 capital, an allowance for loan and lease losses and net unrealized, after applicable taxes, on available-for-sale equity securities with readily determinable fair values, all subject to limitations established by the guidelines. The Federal Reserve Board also imposes a minimum leverage ratio (Tier 1 capital to total assets) of 3% for bank holding companies and state member banks that meet certain specified conditions, including no operational, financial or supervisory deficiencies, and including having the highest regulatory rating. The minimum leverage ratio is 1%-2% higher for other bank holding companies and state member banks based on their particular circumstances and risk profiles and those experiencing or anticipating significant growth. Failure to meet applicable capital guidelines could subject a banking institution to a variety of enforcement remedies available to federal and state regulatory authorities, including the termination of deposit insurance by the FDIC.

         The federal banking regulators have established regulations governing prompt corrective action to resolve capital deficient banks. The regulations establish five capital level categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Under these regulations, institutions which become undercapitalized become subject to mandatory regulatory scrutiny and limitations, which increase as capital decreases. Such institutions are also required to file capital plans with their primary federal regulator, and their holding companies must guarantee the capital shortfall up to 5% of the assets of the capital deficient institution at the time it becomes undercapitalized.

         The Company, State Bank and RFCBC at year end 2003 were categorized as well capitalized. The Company and RFCBC at year end 2002 were categorized as adequately capitalized while State Bank was categorized as well capitalized.

Deposit Insurance Assessments

         The FDIC is authorized to establish separate annual assessment rates for deposit insurance for members of the Bank Insurance Fund ("BIF") and the Savings Association Insurance Fund ("SAIF"). State Bank is a member of BIF. The FDIC may increase assessment rates for either fund if necessary to restore the fund's ratio of reserves to insured deposits to its target level within a reasonable time and may decrease such rates if such target level has been met. The FDIC has established a risk-based assessment system for both BIF and SAIF members. Under this system, assessments vary based on the risk the institution poses to its deposit insurance fund. The risk level is determined based on the institution's capital level and the FDIC's level of supervisory concern about the institution.

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

         As of the date of this Form 10-K, the Company has opted not to become a financial holding company. The Company intends to continue to analyze the proposed advantages and disadvantages of becoming a financial holding company on a periodic basis.

SARBANES-OXLEY ACT OF 2002 AND RELATED RULES AFFECTING CORPORATE GOVERNANCE

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

         The Sarbanes-Oxley Act addresses, among other matters: increased responsibilities of audit committees; corporate responsibility for financial reports; a requirement that chief executive and chief financial officers forfeit certain bonuses and profits if their companies issue an accounting restatement as a result of misconduct; a prohibition on insider trading during pension fund black-out periods; disclosure of off-balance sheet transactions; conditions for the use of pro forma financial information; a prohibition on personal loans to directors and executive officers (excluding loans by insured depository institutions that are subject to the insider lending restrictions of the Federal Reserve Act); expedited filing requirements for stock transaction reports by officers and directors; the formation of the Public Company Accounting Oversight Board; auditor independence; and various increased criminal penalties for violations of securities laws.

         As mandated by the Sarbanes-Oxley Act, the Securities and Exchange Commission (the "SEC") has adopted rules and regulations governing, among other issues, corporate governance, auditing and accounting, executive compensation, and enhanced the timely disclosure of corporate information. The SEC has also approved corporate governance rules promulgated by the Nasdaq Stock Market, Inc. ("Nasdaq"). The Board of Directors of the Company has taken a series of actions to comply with the new Nasdaq and SEC rules and to further strengthen its corporate governance practices. The Company implemented a Code of Conduct and Ethics in 2003 and a copy of that policy can be found on the Company's website at www.rurbanfinancial.net under the corporate governance tab.

Statistical Financial Information Regarding the Company

         The following schedules and tables analyze certain elements of the consolidated balance sheets and statements of income of the Company and its subsidiaries, as required under Exchange Act Industry Guide 3 promulgated by the SEC, and should be read in conjunction with the narrative analysis presented in
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements of the Company and its subsidiaries included at pages F-1 through F-40 of this Annual Report on Form 10-K.

I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

         The following are the condensed average balance sheets for the years ending December 31 and the interest earned or paid on such amounts and the average interest rate thereon:

                                                         2003                        2002                         2001
                                            -----------------------------------------------------------------------------------
                                             Average              Avg    Average               Avg    Average              Avg
                                             Balance   Interest   Rate   Balance   Interest   Rate    Balance   Interest   Rate
                                            -----------------------------------------------------------------------------------
                                                                          (dollars in thousands)
ASSETS:
Securities
   Taxable                                  $  94,771  $  2,821   2.98% $  98,383  $  4,781    4.86% $  86,093  $  5,463   6.35%
   Non-taxable (1)                              4,696       261   5.55%     6,276       333    5.31%     8,390       615   7.33%
Federal funds sold                             26,130       386   1.48%    15,146       295    1.95%     4,758       167   3.51%
Loans, net (2)                                385,153    24,395   6.33%   627,685    43,295    6.90%   583,239    50,483   8.66%
                                            -----------------------------------------------------------------------------------
   Total earning assets                       510,750    27,863   5.46%   747,490    48,704    6.52%   682,480    56,728   8.31%
Cash and due from banks                        23,580                      26,124                       24,496
Allowance for loan losses                     (13,755)                    (15,801)                      (7,627)
Premises and equipment                         14,089                      13,658                       12,090
Other assets                                   14,707                      19,620                       11,388
                                            ---------                   ---------                    ---------
   Total assets                             $ 549,371                   $ 791,091                    $ 722,827
                                            =========                   =========                    =========

LIABILITIES:
Deposits
   Savings and interest-bearing             $ 124,828  $    781   0.63% $ 185,357  $  2,578    1.39% $ 160,936  $  4,245   2.64%
   Time deposits                              267,227     9,244   3.46%   409,363    17,723    4.33%   385,059    22,169   5.76%
Short-term borrowings                               -         -      -     17,541       305    1.74%     8,916       302   3.39%
Advances from FHLB                             40,809     2,276   5.58%    53,595     2,923    5.45%    51,760     2,987   5.77%
Trust preferred securities                     10,000     1,075  10.75%    10,000     1,075   10.75%     9,749     1,048  10.75%
Other borrowed funds                           10,314       596   5.78%     5,400       209    3.87%         -        27      -
                                            -----------------------------------------------------------------------------------
   Total interest-bearing liabilities         453,178    13,972   3.08%   681,256    24,813    3.64%   616,420    30,778   4.99%
                                                       --------                    --------                     --------
Demand deposits                                43,729                      51,888                       47,208
Other liabilities                               7,865                      13,273                        6,491
                                            ---------                   ---------                    ---------
   Total liabilities                          504,772                     746,417                      670,119
Shareholder's equity                           44,599                      44,674                       52,708
                                            ---------                   ---------                    ---------
Total liabilities and shareholders' equity  $ 549,371                   $ 791,091                    $ 722,827
                                            =========                   =========                    =========
Net interest income (tax equivalent basis)             $ 13,891                    $ 23,891                     $ 25,950
                                                       ========                    ========                     ========
Net interest income as a percent
of average interest-earning assets                                2.72%                        3.20%                       3.80%

----------------------

(1) Interest is computed on a tax equivalent basis using a 34% statutory tax rate. The tax equivalent adjustment was $89, $110 and $209 in 2003, 2002 and 2001, respectively.

(2) Nonaccruing loans and loans held for sale are included in the average balances.

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

           Interest on non-taxable securities has been adjusted to a fully tax equivalent basis using a statutory tax rate of 34% in 2003, 2002 and 2001.


                                                                  Total              Variance Attributable To
                                                                 Variance       --------------------------------
                                                                 2003/2002           Volume             Rate
                                                              --------------    ---------------    -------------
                                                                              (dollars in thousands)
INTEREST INCOME
     Securities
         Taxable                                              $       (1,960)   $          (170)   $      (1,790)
         Non-taxable                                                     (72)               (87)              15
     Federal funds sold                                                   91                175              (84)
     Loans, net of unearned income
       and deferred loan fees                                        (18,900)           (15,600)          (3,300)
                                                              --------------    ---------------    -------------
                                                                     (20,841)           (15,682)          (5,159)
                                                              --------------    ---------------    -------------
INTEREST EXPENSE
     Deposits
         Savings and interest-bearing
           demand deposits                                            (1,797)              (669)          (1,128)
         Time deposits                                                (8,479)            (5,370)          (3,109)
     Short-term borrowings                                              (305)              (305)               0
     Advances from FHLB                                                 (647)              (712)              65
     Trust preferred securities                                            0                  6               (6)
     Other borrowed funds                                                387                251              136
                                                              --------------    ---------------    -------------
                                                                     (10,841)            (6,799)          (4,042)
                                                              --------------    ---------------    -------------

NET INTEREST INCOME                                           $      (10,000)    $       (8,883)   $      (1,117)
                                                              ==============    ===============    =============

I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL (Continued)

                                                               Total        Variance Attributable To
                                                              Variance      ------------------------
                                                              2002/2001      Volume          Rate
                                                              ---------     --------       ---------
                                                                      (dollars in thousands)
INTEREST INCOME
     Securities
         Taxable                                              $    (682)    $    711       $  (1,393)
         Non-taxable                                               (282)        (135)           (147)
     Federal funds sold                                             128          230            (102)
     Loans, net of unearned income
       and deferred loan fees                                    (7,188)       3,634         (10,822)
                                                              ---------     --------       ---------
                                                                 (8,024)       4,440         (12,464)
                                                              ---------     --------       ---------
INTEREST EXPENSE
     Deposits
         Savings and interest-bearing
           demand deposits                                       (1,667)         570          (2,237)
         Time deposits                                           (4,446)       1,329          (5,775)
     Short-term borrowings                                            3          198            (195)
     Advances from FHLB                                             (64)         104            (168)
     Trust preferred securities                                      27           27               0
     Other borrowed funds                                           182          179               3
                                                              ---------     --------       ---------
                                                                 (5,965)       2,407          (8,372)
                                                              ---------     --------       ---------
NET INTEREST INCOME                                           $  (2,059)    $  2,033       $  (4,092)
                                                              =========     ========       =========

II.      INVESTMENT PORTFOLIO

         A. The book value of securities available for sale as of December 31 in each of the following years are summarized as follows:

                                             2003                2002                2001
                                        ---------------     ---------------    ----------------
                                                           (dollars in thousands)
U.S. Treasury and government agencies   $        43,868     $        54,771    $         16,881
State and political subdivisions                  4,203               4,309               4,798
Mortgage-backed securities                       59,238              54,875              62,981
Other securities                                     50                  50               6,180
Mutual funds                                          -                   -              10,000
Marketable equity securities                         35                  96                 300
                                        ---------------     ---------------    ----------------
Total                                   $       107,394     $       114,101    $        101,140
                                        ===============     ===============    ================

         B. The maturity distribution and weighted average yield of securities available for sale at December 31, 2003 are as follows:

                                                                              Maturing
                                                                   After One Year   After Five Years
                                                       Within        But Within        But Within         After
                                                      One Year       Five Years         Ten Years       Ten Years
                                                   -------------   --------------   ----------------    ---------
U.S. Treasury and Government agencies              $      34,569   $        4,299   $          5,000    $       -
Obligations of states and political
  subdivisions                                               500            1,765              1,568          370
Mortgage-backed securities                                18,100           29,058              8,700        3,380
Other securities                                                               50
Mutual Funds
Marketable equity securities                                  35
                                                   -------------   --------------   ----------------    ---------

                                                   $      53,204   $       35,172   $         15,268    $   3,750
                                                   =============   ==============   ================    =========

Weighted average yield (1)                                  2.43%            3.42%              4.57%        4.40%

(1)      Yields are not presented on a tax-equivalent basis.

         The weighted average interest rates are based on coupon rates for securities purchased at par value and on effective interest rates considering amortization or accretion if the securities were purchased at a premium or discount.

         C. Excluding those holdings of the investment portfolio in U.S. Treasury securities and other agencies of the U.S. Government, there were no other securities of any one issuer which exceeded 10% of the shareholders' equity of the Company at December 31, 2003.

III.     LOAN PORTFOLIO

         A. Types of Loans - Total loans on the balance sheet are comprised of the following classifications at December 31 for the years indicated:

                          2003            2002          2001          2000         1999
                    ----------------   -----------   -----------   -----------  -----------
                                                (dollars in thousands)
Commercial and
  agricultural      $        188,532   $   321,726   $   388,673   $   362,928   $  326,564
Real estate
  mortgage                    46,718        84,432       106,689       107,718       80,704
Consumer
  loans to
  individuals                 37,310        60,139        76,513        81,063       77,110
Leases                        11,775        21,509        28,752        25,279       17,300
                    ----------------   -----------   -----------   -----------   ----------

Total loans         $        284,335   $   487,806   $   600,627   $   576,988   $  501,678
                    ================   ===========   ===========   ===========   ==========

Real estate
  mortgage
  loans held
  for resale        $            219   $    63,536   $       440   $     1,167   $    7,150
                    ================   ===========   ===========   ===========   ==========

Concentrations of Credit Risk: The Company grants commercial, real estate and installment loans to customers mainly in northwest Ohio. Commercial loans include loans collateralized by commercial real estate, business assets and, in the case of agricultural loans, crops and farm equipment. As of December 31, 2003, commercial and agricultural loans made up approximately 66.3% of the loan portfolio and the loans are expected to be repaid from cash flow from operations of businesses. As of December 31, 2003, residential first mortgage loans made up approximately 16.4% of the loan portfolio and are collateralized by first mortgages on residential real estate. As of December 31, 2003, consumer loans to individuals make up approximately 17.3% of the loan portfolio and are primarily collateralized by consumer assets.

         B. Maturities and Sensitivities of Loans to Changes in Interest Rates - The following table shows the amounts of commercial and agricultural loans outstanding as of December 31, 2003 which, based on remaining scheduled repayments of principal, are due in the periods indicated. Also, the amounts have been classified according to sensitivity to changes in interest rates for commercial and agricultural loans due after one year. (Variable-rate loans are those loans with floating or adjustable interest rates.)

                                                                       Commercial and
                                              Maturing                  Agricultural
                              ---------------------------------------  ---------------
                              Within one year                          $        73,802
                              After one year but within five years              54,560
                              After five years                                  60,170
                                                                       ---------------
                              Total commercial and agricultural loans  $       188,532
                                                                       ===============

                  Commercial and Agricultural

                                    Interest Sensitivity
                                    --------------------
                                 Fixed              Variable
                                  Rate                Rate               Total
                            ----------------     ---------------    ---------------
                                             (dollars in thousands)
Due after one year but
  within five years         $         22,785     $        31,775    $        54,560
Due after five years                   9,594              50,576             60,170
                            ----------------     ---------------    ---------------
Total                       $         32,379     $        82,351    $       114,730
                            ================     ===============    ===============

         C.   Risk Elements

              1. Nonaccrual, Past Due, Restructured and Impaired Loans - The following schedule summarizes nonaccrual, past due, restructured and impaired loans at December 31 in each of the following years.

                                  2003        2002        2001       2000      1999
                                ---------  ----------  ---------  ---------  ---------
                                                (dollars in thousands)
(a)  Loans accounted for on a
      nonaccrual basis          $  18,352  $   18,259  $  12,557  $   2,950  $   1,403

(b)  Accruing loans which
      are contractually
      past due 90 days or
      more as to interest
      or principal payments             -         476      2,131      1,927        809

(c)  Loans not included in (a)
      which are "Troubled
      Debt Restructurings" as
      defined by Statement of
      Financial Accounting
      Standards No. 15              5,058           -          -      3,911          -
                                ---------  ----------  ---------  ---------  ---------
       Total non-performing
        loans                   $  23,410  $   18,735  $  14,688  $   8,788  $   2,212
                                =========  ==========  =========  =========  =========

(d)  Other loans defined as
      impaired                  $   9,099  $    3,166  $       -  $   1,624  $   1,103
                                =========  ==========  =========  =========  =========

Management believes the allowance for loan losses at December 31, 2003 is adequate to absorb any losses on nonperforming loans, as the allowance balance is maintained by management at a level considered adequate to cover losses that are probable based on past loss experience, general economic conditions, information about specific borrower situations, including their financial position and collateral values, and other factors and estimates which are subject to change over time.

                                                                               2003
                                                                         --------------
                                                                         (In thousands)
Gross interest income that would have been recorded in 2003 on impaired loans outstanding at December 31, 2003 if the loans had been current in accordance with their original terms and had been outstanding throughout the period or since origination, if held for part of the
period                                                                   $        1,187

Interest income actually recorded on impaired loans and included in net
income for the period                                                             1,076
                                                                         --------------
Interest income not recognized during the period                         $          111
                                                                         ==============

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

                  2.       Potential Problem Loans

                           As of December 31, 2003, in addition to the $23,410,000 of loans reported under Item III. C. 1. (which includes all loans classified by management as doubtful or loss), there are approximately $34,357,000 in other outstanding loans where known information about possible credit problems of the borrowers causes management to have concerns as to the ability of such borrowers to comply with the present loan repayment terms (loans classified as substandard by management) and which may result in disclosure of such loans pursuant to Item III. C. 1. at some future date. In regard to loans classified as substandard, management believes that such potential problem loans have been adequately evaluated in the allowance of loan losses.

                  3.       Foreign Outstandings

                           None

                  4.       Loan Concentrations

                           At December 31, 2003, loans outstanding related to agricultural operations or collateralized by agricultural real estate aggregated approximately $36,722,000.

         D.       Other Interest-Bearing Assets

                  There are no other interest-bearing assets as of December 31, 2003 which are required to be disclosed under Item III. C. 1 or Item III. C. 2. if such assets were loans.

IV.      SUMMARY OF LOAN LOSS EXPERIENCE

         A. The following schedule presents an analysis of the allowance for loan losses, average loan data and related ratios for the years ended December 31:

                                                     2003           2002          2001          2000           1999
                                                 -------------  -------------  -----------  -------------  ------------
                                                                        (dollars in thousands)
LOANS
    Loans outstanding at end of period (1)       $     284,323  $     551,011  $   600,731  $     577,803  $    508,481
                                                 =============  =============  ===========  =============  ============

    Average loans outstanding during period (1)  $     385,153  $     627,685  $   583,239  $     542,412  $    461,343
                                                 =============  =============  ===========  =============  ============

ALLOWANCE FOR LOAN LOSSES
    Balance at beginning of period               $      17,694  $       9,239  $     7,215  $       6,194  $      5,409
    Balance, Oakwood                                                    1,427
    Loans charged-off
         Commercial and agricultural loans             (10,089)       (19,584)      (6,089)          (641)         (578)
         Real estate mortgage                             (195)          (496)         (54)           (22)          (25)
         Consumer loans to individuals                  (1,570)        (1,693)      (1,030)          (906)         (489)
                                                 -------------  -------------  -----------  -------------  ------------
                                                       (11,854)       (21,773)      (7,173)        (1,569)       (1,092)
    Recoveries of loans previously charged-off
         Commercial and agricultural loans               2,497            892          110            106           327
         Real estate mortgage                               86             28            1             23            72
         Consumer loans to individuals                     556            351          353            362           263
                                                 -------------  -------------  -----------  -------------  ------------
                                                         3,139          1,271          464            491           662
                                                 -------------  -------------  -----------  -------------  ------------

Net loans charged-off                                   (8,715)       (20,502)      (6,709)        (1,079)         (430)
Provision for loan losses                                1,202         27,530        8,733          2,100         1,215
                                                 -------------  -------------  -----------  -------------  ------------

Balance at end of period                         $      10,181  $      17,694  $     9,239  $       7,215  $      6,194
                                                 =============  =============  ===========  =============  ============

Ratio of net charge-offs during the period to
  average loans outstanding during the period             2.26%          3.27%        1.15%           .20%          .09%
                                                 =============  =============  ===========  =============  ============

(1) Net of unearned income and deferred loan fees, including loans held for sale

         The allowance for loan losses balance and the provision for loan losses are determined by management based upon periodic reviews of the loan portfolio. In addition, management considered the level of charge-offs on loans as well as the fluctuations of charge-offs and recoveries on loans in the factors which caused these changes. Estimating the risk of loss and the amount of loss is necessarily subjective. Accordingly, the allowance is maintained by management at a level considered adequate to cover losses that are currently anticipated based on past loss experience, economic conditions, information about specific borrower situations including their financial position and collateral values and other factors and estimates which are subject to change over time.

         B. The following schedule is a breakdown of the allowance for loan losses allocated by type of loan and related ratios.

                                          Allocation of the Allowance for Loan Losses
                             ----------------------------------------------------------------------
                                        Percentage              Percentage              Percentage
                                         of Loans                of Loans                of Loans
                                          In Each                 In Each                 In Each
                                        Category to             Category To             Category to
                             Allowance     Total     Allowance     Total     Allowance     Total
                              Amount       Loans      Amount       Loans      Amount       Loans
                             ---------  -----------  ---------  -----------  ---------  -----------
                               December 31, 2003       December 31, 2002       December 31, 2001*
                             ----------------------  ----------------------  ----------------------
                                                     (dollars in thousands)
Commercial and agricultural  $   9,649     66.3%     $  16,518     66.0%     $   8,222      64.7%
Residential first mortgage          75     16.4            204     17.3            126      17.8
Consumer loans to
  individuals                      457     17.3            972     16.7            891      17.5
Unallocated                          -      N/A              -      N/A              *       N/A
                             ---------  -------      ---------    -----      ---------     -----

                             $  10,181    100.0%     $  17,694    100.0%     $   9,239     100.0%
                             =========  =======      =========    =====      =========     =====

                               Allocation of the Allowance for Loan Losses
                             ----------------------------------------------
                                        Percentage              Percentage
                                         of Loans                of Loans
                                          In Each                 In Each
                                        Category to             Category to
                             Allowance     Total     Allowance     Total
                              Amount       Loans      Amount       Loans
                             ---------  -----------  ---------  -----------
                               December 31, 2000       December 31, 1999
                             ----------------------  ----------------------
                                          (dollars in thousands)
Commercial and agricultural  $   5,365     62.9%     $ 4,371       65.1%
Residential first mortgage         202     18.7           93       16.1
Consumer loans to
  individuals                      814     18.4          553       18.8
Unallocated                        834      N/A        1,177        N/A
                             ---------  -------      -------      -----
                             $   7,215    100.0%     $ 6,194      100.0%
                             =========  =======      =======      =====

* In 2001, management established a revised methodology for allocating the allowance for loan losses which includes identifying specific allocations for impaired and problem loans and quantifying general allocations for other loans based on a detailed evaluation of historical loss ratios. Adjustments are then made to these amounts based on various quantifiable information related to individual portfolio risk factors. Additional adjustments are made based on a local and national economic trends and their estimated impact on the industries to which the Company and its subsidiaries extends credit. Prior to 2001, individual portfolio risk factors allocations were made on a more subjective basis. Management believes the new methodology more appropriately allocates the allowance for known and inherent risks within the individual loan portfolios.

While management's periodic analysis of the adequacy of the allowance for loan losses may allocate portions of the allowance for specific problem loan situations, the entire allowance is available for any loan charge-offs that occur.

V.       DEPOSITS

         The average amount of deposits and average rates paid are summarized as follows for the years ended December 31:

                                                      2003                   2002                  2001
                                              ---------------------  --------------------  ---------------------
                                                Average     Average    Average    Average    Average     Average
                                                 Amount      Rate       Amount     Rate       Amount       Rate
                                              ------------  -------  -----------  -------  ------------  -------
                                                                    (dollars in thousands)
Savings and interest-bearing demand deposits  $    124,828    0.63%  $   185,357   1.39%   $    160,936   2.64%
Time deposits                                      267,227    3.46       409,363   4.33         385,059   5.76
Demand deposits (noninterest-bearing)               43,729       -        51,888      -          47,208      -
                                              ------------           -----------           ------------

                                              $    435,784           $   646,608           $    593,203
                                              ============           ===========           ============

 Maturities of time certificates of deposit and other time deposits of $100,000 or more outstanding at December 31, 2003 are summarized as follows:

                                               Amount
                                            ------------
Three months or less                        $     11,456
Over three months and through six months          26,060
Over six months and through twelve months         15,972
Over twelve months                                 1,370
                                            ------------

                                            $     54,858
                                            ============

VI.      RETURN ON EQUITY AND ASSETS

         The ratio of net income to average shareholders' equity and average total assets and certain other ratios are as follows:

                                       2003                     2002                  2001
                                 -----------------     ----------------------  ------------------
                                                       (dollars in thousands)
Average total assets             $         549,371     $          791,091      $          722,827
                                 =================     ==================      ==================

Average shareholders' equity     $          44,599     $           44,674      $           52,708
                                 =================     ==================      ==================

Net income                       $          12,305     $          (13,408)     $            2,253
                                 =================     ==================      ==================

Cash dividends declared          $               -     $            1,187      $            2,158
                                 =================     ==================      ==================

Return on average total assets                2.24%                 (1.69)%                   .31%
                                 =================     ==================      ==================

Return on average share-
  holders' equity                            27.59%                (30.01)%                  4.27%
                                 =================     ==================      ==================

Dividend payout ratio  (1)                     N/A                    N/A                   95.80%
                                 =================     ==================      ==================

Average shareholders' equity
  to average total assets                     8.12%                  5.65%                   7.29%
                                 =================     ==================      ==================

(1) Cash dividends declared divided by net income.

VII.     SHORT-TERM BORROWINGS

         The Company did not have any category of short-term borrowings for which the average balance outstanding during 2001 was 30 percent or more of shareholders' equity at the end of the reported period.

         The following information is reported for short-term borrowings for 2003 and 2002:

                                                        2003                   2002
                                                 -----------------     -------------------
                                                          (dollars in thousands)
Amount outstanding at end of year                $          13,924     $             6,000
                                                 =================     ===================

Weighted average interest rate at end of year                 1.08%                   5.25%
                                                 =================     ===================

Maximum amount outstanding at any month end      $          15,765     $            30,800
                                                 =================     ===================

Average amount outstanding during the year       $          11,144     $            24,041
                                                 =================     ===================

Weighted average interest rate during the year                1.17%                   2.70%
                                                 =================     ===================

                       Effect of Environmental Regulation

         Compliance with federal, state and local provisions regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had a material effect upon the capital expenditures, earnings or competitive position of the Company and its subsidiaries. The Company believes that the nature of the operations of its subsidiaries has little, if any, environmental impact. The Company, therefore, anticipates no material capital expenditures for environmental control facilities for its current fiscal year or for the foreseeable future. The Company's subsidiaries may be required to make capital expenditures for environmental control facilities related to properties which they may acquire through foreclosure proceedings in the future; however, the amount of such capital expenditures, if any, is not currently determinable.

Item 2. Properties.

         The following is a listing and brief description of the properties owned or leased by State Bank and used in its business:

         1. State Bank's main office is a two-story brick building located at 401 Clinton Street, Defiance, Ohio, which was built in 1971. Including a basement addition built in 1991, it contains 33,400 square feet of floor space. Approximately 2,023 square feet on the second floor are leased to RDSI, 7,294 square feet on the second floor are leased to RFS and 2,868 square feet on the lower level are leased to the Company. The main office was remodeled in 2002. (Banking, Data Processing, Other)

         2. A drive through branch office located in downtown Defiance, Ohio containing 3,200 square feet of floor space was built in 1961. Most of the space is in the basement which is used for storage. It contains a three-bay drive-thru, two inside teller locations, an ATM and a night deposit unit. (Banking)

         3. A full service branch office located on Main Street in Ney, Ohio containing 1,536 square feet of floor space was opened in 1968. (Banking)

         4. A full service branch office located at 1796 North Clinton Street, Defiance, Ohio containing 2,120 square feet of floor space was opened in 1968. It is a free standing structure located in front of a shopping center. The branch was remodeled in 2000. (Banking)

         5. A full service branch office located at 1856 East Second Street, Defiance, Ohio containing 2,160 square feet of floor space was opened in 1972 and remodeled in 1998. It is a free standing structure located in front of a shopping center. (Banking)

         6. A full service branch office located at 220 North Main Street, Paulding, Ohio containing 6,200 square feet of floor space was opened in 1980. The branch was most recently remodeled in 2002. (Banking)

         7. A full service branch office located at 312 Main Street, Delta, Ohio containing 3,470 square feet of floor space was acquired from Society Bank & Trust ("Society") in 1992. (Banking)

         8. A full service branch office located at 133 E. Morenci Street, Lyons, Ohio containing 2,578 square feet of floor space was acquired from Society in 1992. (Banking)

         9. A full service branch office located at 515 Parkview, Wauseon, Ohio containing 3,850 square feet of floor space was acquired from Society in 1992. This office was remodeled in 1998. (Banking)

         10. A full service branch located in the Chief Market Square supermarket at 705 Deatrick Street, Defiance, Ohio and containing 425 square feet was opened in 1993. State Bank leases the space in which this branch is located pursuant to a 15-year lease. This office was remodeled in 2001. (Banking)

         11. A full service branch office located at 218 North First Street, Oakwood, Ohio containing 3,226 square feet of space was acquired from the FDIC in 2002. (Banking)

         12. A full service branch office located at 100 South Main Street, Grover Hill, Ohio containing 1,556 square feet of space was acquired from the FDIC in 2002. (Banking)

         RFCBC is headquartered at 401 Clinton Street, Defiance Ohio with operations being located at Gemini Tower One, Suite 204, 1991 Crocker Rd., Westlake, Ohio.

         RDSI leases a 5,616 square foot office space located at 2010 South Jefferson, Defiance, Ohio. This office was first leased on December 21, 1999. RDSI also leases 2,023 square feet on the second floor of the State Bank building located at 401 Clinton Street, Defiance, Ohio, 4,774 square foot office space located at 517 Clinton Street, Defiance, Ohio, 2,880 square foot office space located at 1804 East State Street, Fremont, Ohio and 2,958 square foot office space located at 135 South Main, Glandorf, Ohio.

Item 3. Legal Proceedings.

         There are no pending legal proceedings to which the Company or any of its subsidiaries is a party or to which any of their property is subject, except routine legal proceedings incidental to their business. None of such proceedings are considered by the Company to be material.

Item 4. Submission of Matters to a Vote of Security Holders.

         Not applicable.

Executive Officers of the Registrant.

           The following table lists the names and ages of the executive officers of the Company as of the date of this Annual Report on Form 10-K, the positions presently held by each such executive officer and the business experience of each such executive officer during the past five years. Unless otherwise indicated, each person has held his principal occupation(s) for more than five years. All executive officers serve at the pleasure of the Board of Directors of the Company.

                                    Position(s) Held with the Company and
       Name            Age       its Subsidiaries and Principal Occupation(s)
-------------------    ---      ---------------------------------------------
Steven D. VanDemark     51       Chairman of the Board of Directors of the
                                 Company; Chairman of the Board of Directors
                                 of State Bank; Chairman of the Board of
                                 Directors of RFCBC until June 2003; Director
                                 of RDSI; General Manager of Defiance
                                 Publishing Company, Defiance, Ohio, a
                                 newspaper publisher.

 Kenneth A. Joyce       56       President and Chief Executive Officer of the
                                 Company since August 2002; Chairman and
                                 Chief Executive Officer of RDSI since
                                 October 1997; Director of State Bank since
                                 2002; Director of RFCBC since 2002.

Robert W. Constien      51       President and Chief Executive Officer of
                                 State Bank since April, 2002; Senior
                                 Executive Vice President & Chief Operating
                                 Officer of State Bank from November 2000 to
                                 April 2003; Executive Vice President of the
                                 Company from March 1997 to November 2000;
                                 Vice President of the Company from 1994 to
                                 March 1997; Chief Executive Officer and a
                                 Director of RFS since March 1997; Director
                                 of State Bank since 1996; Executive Vice
                                 President of State Bank from 1994 to 1997;
                                 Senior Vice President of State Bank from
                                 1991 to 1993; Vice President of State Bank
                                 from 1987 to 1991.

Henry R. Thiemann       57       Executive Vice President & Operations
                                 Manager of State Bank since 2002; President
                                 & Chief Executive Officer of RFCBC since May
                                 2002; Director of RFCBC since August 2003;
                                 President of RMC since August 1999; Director
                                 of RMC since August 1999. Prior to August
                                 1999, Mr. Thiemann was self-employed as an
                                 independent consultant in the financial
                                 service industry.

                                       Position(s) Held with the Company and
       Name              Age        its Subsidiaries and Principal Occupation(s)
-------------------      ---       ---------------------------------------------
James E. Adams            59        Executive Vice President, Chief Financial
                                    Officer of the Company since March 17, 2003;
                                    Executive Vice President, Chief Financial
                                    Officer and Corporate Secretary of Integra
                                    Bank in Evansville, Indiana from 1999
                                    through 2001; Executive Vice President and
                                    Chief Financial Officer at MainStreet
                                    Financial Company in Martinsville, Virginia
                                    from 1994 to 1999.

                                     PART II

Item 5. Market for Registrant's Common Shares and Related Shareholder Matters.

The common shares of the Company are traded on the NASDAQ National Market (symbol "RBNF"). The table below sets forth the high and low closing prices and the cash dividends declared with respect to the common shares of the Company for the indicated periods. The high and low closing prices reflect actual prices for purchases and sales of the Company's common shares as reported by NASDAQ and not inter-dealer prices.

                    Per Share       Per Share
                  Closing Prices    Dividends
                  High       Low    Declared
                --------  --------  ---------
     2002
First Quarter   $  13.95  $  12.90  $    .130
Second Quarter     13.60     12.00       .130
Third Quarter      13.02      8.00       .000
Fourth Quarter     10.84      9.00       .000

     2003
First Quarter   $  10.10  $   9.00  $    .000
Second Quarter     12.94      9.65       .000
Third Quarter      14.00     11.52       .000
Fourth Quarter     14.60     13.78       .000

There can be no assurance as to the amount of dividends which will be declared with respect to the common shares of the Company in the future, since such dividends are subject to the discretion of the Company's Board of Directors, cash needs, general business conditions, dividends from the subsidiaries and applicable governmental regulations and policies. The Company is prohibited from payment of common stock dividends without prior regulatory approval under the terms of the Agreement. The Company also notified the trustee of its Trust Preferred Securities of its election to defer the semi-annual interest payment, which would have been due on March 7, 2004. During any interest deferral period, the Trust Preferred Indenture prohibits the payment of a common stock dividend.

The approximate number of holders of outstanding common shares of the Company, based upon the number of record holders as of February 27, 2004, is 1,443.

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

Item 6. Selected Financial Data.

SUMMARY OF SELECTED FINANCIAL DATA

                  (Dollars in thousands except per share data)

                                                         Year Ended December 31
                                           ----------------------------------------------------
                                             2003       2002       2001       2000       1999
                                           --------   --------    -------   --------   --------
EARNINGS
      Interest income                      $ 27,774   $ 48,591   $ 56,519   $ 56,023   $ 44,953
      Interest expense                       13,972     24,813     30,778     29,635     21,744
      Net interest income                    13,802     23,778     25,741     26,388     23,209
      Provision for loan losses               1,202     27,531      8,733      2,100      1,215
      Noninterest income                     34,687     13,779     14,162     11,273     11,064
      Noninterest expense                    28,678     30,479     28,018     26,754     25,466
      Provision (credit)
        for income taxes                      6,303     (7,044)       899      2,721      2,361
      Net income (loss)                      12,305    (13,408)     2,253      6,086      5,231
-----------------------------------------------------------------------------------------------
PER SHARE DATA (1)
      Basic earnings                       $   2.71   $  (2.95)  $   0.50   $   1.35   $   1.16
      Diluted earnings                         2.70      (2.95)      0.50       1.35       1.16
      Cash dividends declared                   N/A       0.26       0.47       0.42       0.37
-----------------------------------------------------------------------------------------------
AVERAGE BALANCES
      Average shareholders' equity         $ 44,599   $ 44,674   $ 52,708   $ 46,627   $ 42,967
      Average total assets                  549,371    791,091    722,827    665,523    580,200
-----------------------------------------------------------------------------------------------
RATIOS
      Return on average
       shareholders' equity                   27.59%    (30.01)%     4.27%     13.05%     12.17%
      Return on average total assets           2.24      (1.69)      0.31       0.91       0.90
      Cash dividend payout
       ratio (cash dividends
       divided by net income)                   N/A        N/A      95.80      31.02      32.36
      Average shareholders'
       equity to average total
       assets                                  8.12       5.65       7.29       7.01       7.41
-----------------------------------------------------------------------------------------------
PERIOD END TOTALS
      Total assets                         $435,312   $742,317   $746,209   $700,818   $627,784
      Total investments and
       fed funds sold                       117,699    129,109    101,140     88,905     83,130
      Total loans and leases                284,323    551,011    600,731    577,803    508,481
      Total deposits                        317,475    636,035    610,860    566,321    519,296
      Notes Payable                          10,328      6,000          -          -          -
      Advances from FHLB                     39,000     47,850     54,275     52,164     40,035
      Trust Preferred Securities             10,000     10,000     10,000     10,000          -
      Shareholders' equity                   48,383     36,382     50,829     50,140     43,900
      Shareholders' equity
       per share (1)                          10.63       8.01      11.14      10.98       9.62
-----------------------------------------------------------------------------------------------

(1) Per share data restated for 5% stock dividend declared in 2000 and 2001.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company is a bank holding company registered with the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended. Through its direct and indirect subsidiaries, the Company is engaged in commercial banking, computerized data processing, life and disability insurance and trust and financial services.

The following discussion is intended to provide a review of the consolidated financial condition and results of operations of the Company. This discussion should be read in conjunction with the consolidated financial statements and related footnotes in the Company's 2003 Form 10-K filed with the SEC.

CRITICAL ACCOUNTING POLICIES

The accounting and reporting policies of the Company are in accordance with accounting principles generally accepted in the United States and conform to general practices within the banking industry. The Company's significant accounting policies are described in detail in the notes to the Company's consolidated financial statements for the year ended December 31, 2003. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. The Company's financial position and results of operations can be affected by these estimates and assumptions and are integral to the understanding of reported results. Critical accounting policies are those policies that management believes are the most important to the portrayal of the Company's financial condition and results, and they require management to make estimates that are difficult, subjective, or complex.

ALLOWANCE FOR LOAN LOSSES - The allowance for loan losses provides coverage for probable losses inherent in the Company's loan portfolio. Management evaluates the adequacy of the allowance for loan losses each quarter based on changes, if any, in underwriting activities, loan portfolio composition (including product mix and geographic, industry or customer-specific concentrations), trends in loan performance, regulatory guidance and economic factors. This evaluation is inherently subjective, as it requires the use of significant management estimates. Many factors can affect management's estimates of specific and expected losses, including volatility of default probabilities, rating migrations, loss severity and economic and political conditions. The allowance is increased through provisions charged to operating earnings and reduced by net charge-offs.

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

Regardless of the extent of the Company's analysis of customer performance, portfolio trends or risk management processes, certain inherent but undetected losses are probable within the loan portfolio. This is due to several factors including inherent delays in obtaining information regarding a customer's financial condition or changes in their unique business conditions, the subjective nature of individual loan evaluations, collateral assessments and the interpretation of economic trends. Volatility of economic or customer-specific conditions affecting the identification and estimation of losses for larger non-homogeneous credits and the sensitivity of assumptions utilized to establish allowances for homogenous groups of loans are also factors. The Company estimates a range of inherent losses related to the existence of these exposures. The estimates are based upon the Company's evaluation of imprecise risk associated with the commercial and consumer allowance levels and the estimated impact of the current economic environment.

GOODWILL AND OTHER INTANGIBLES - The Company records all assets and liabilities acquired in purchase acquisitions, including goodwill and other intangibles, at fair value as required by SFAS 141. Goodwill is subject, at a minimum, to annual tests for impairment. Other intangible assets are amortized over their estimated useful lives using straight-line and accelerated methods, and are subject to impairment if events or circumstances indicate a possible inability to realize the carrying amount. The initial goodwill and other intangibles recorded and subsequent impairment analysis requires management to make subjective judgments concerning estimates of how the acquired asset will perform in the future. Events and factors that may significantly affect the estimates include, among others, customer attrition, changes in revenue growth trends, specific industry conditions and changes in competition.

IMPACT OF ACCOUNTING CHANGES

In May 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS 150 establishes standards for classification and measurement in the statement of financial position of certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability. The FASB's Staff Position 150-3 deferred indefinitely the guidance in SFAS No. 150 on certain mandatorily redeemable noncontrolling interests. The Company has determined that it has no such instruments covered by the SFAS No. 150 and Staff Position 150-3.

In April 2003, the FASB issued SFAS 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This statement clarifies reporting of contracts as either derivatives or hybrid instruments. The Company has determined that all derivatives or hybrid instruments covered under this statement have been properly reported under SFAS No. 149.

In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities. FIN 46 provides guidance with respect to variable interest entities and when the assets, liabilities, noncontrolling interest and results of operations of a variable interest entity need to be included in a company's consolidated financial statements. A variable interest entity exists when either the total equity investment at risk is not sufficient to permit the entity to finance its activities by itself, or the equity investors lack one of three characteristics associated with owning a controlling financial interest. Those characteristics are the direct or indirect ability to make decisions about an entity's activities through voting rights or similar rights, the obligation to absorb the expected losses of an entity if they occur and the right to receive the expected residual returns of the entity if they occur.

In December 2003, the FASB deferred certain effective dates for FIN 46. For all variable interest entities other than special purpose entities, the revised Interpretation is effective for periods ending after Mach 15, 2004. For variable interest entities meeting the definition of special purpose entities under earlier accounting rules, the Interpretation remains effective for periods ending December 31, 2003. The Company has determined that its variable interest entity under FIN 46 is not material for disclosure.

In November 2002, FASB Interpretation No. 45 ("FIN 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others was issued. FIN 45 requires the disclosures to be made by a guarantor in its financial statements about its obligation under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The most significant FIN 45 instruments of the Company are standby letters of credit. The Company has determined that its standby letters of credit obligations under FIN 45 are not material for disclosure.

EARNINGS SUMMARY

Net income for the year was $12.3 million, or $2.70 per diluted share, compared with a net loss of $13.4 million or $2.95 per diluted share and net income of $2.3 million or $.50 per diluted share, reported for 2002 and 2001, respectively. Cash dividends per share were $.26 in 2002 and $.47 in 2001. No cash dividends were paid in 2003. Per share data has been adjusted to reflect the 5% stock dividends paid in September 2001.

Net income in 2003 was primarily a result of the gains associated with the sale of selected branches undertaken in order to replenish capital levels and to restructure and rebuild the Company. The loss in 2002 was directly attributable to the discovery of underwriting deficiencies in the loan portfolio resulting in a loan loss provision of $27.5 million. The discovery process which began during late 2001 and initially led to a fourth quarter 2001 loan loss provision of $5.6 million, broadened during 2002 and culminated at year-end 2002 with the finalization of extensive loan reviews, both internally and externally. As relevant data became available on each borrower, judgments concerning collateral values and probable loss estimates were continually updated and reserve levels appropriately adjusted. At each quarter end, the Company applied judgment to the best information then available to determine the appropriate level of the allowance for loan losses and the resulting loan loss provision required to bring the allowance to the appropriate level. These issues are discussed further in the sections on Loan Loss Provision, Asset Quality and Allowance for Loan Losses.

SIGNIFICANT EVENTS OF 2002 AND 2003

In addition to the discussion which follows of the results of operations which affected the income statement and balance sheet, several other significant events occurred during 2002 and 2003.

On February 2, 2002, the Company acquired certain loans and insured deposits of the failed Oakwood Deposit Bank from the FDIC. The operations of the two Oakwood branches made a positive contribution to the Company's bottom line.

On May 22, 2002, the Company announced that its technology group, RDSI Banking Systems Inc. (RDSI), had acquired the principal assets of BancServ, Inc., a data services company jointly owned by National Bank of Oak Harbor and Genoa Bank. BancServ provided data processing, item processing and imaging to these two independent banks located in North Central Ohio. These services are now being provided by RDSI.

On July 25, 2002, the Company announced that RDSI had acquired the principal assets of Northwest Financial Services, Inc. (Northwest). Northwest provided item processing and imaging services for eight RDSI client banks. This acquisition provided item processing and imaging critical mass allowing RDSI to provide cost effective additional services to its existing client base.

On December 30, 2002, an agreement was signed to sell the branches, loans and deposits of the Citizens Savings Bank division of RFCBC at a price SUBSTANTIALLY in excess of their book value. The transaction was closed in March 2003.

On February 12, 2003, the Company notified the trustee of its Trust Preferred Securities of its election to defer the semi-annual interest payment, which would have been due on March 7, 2003. During any interest deferral period, the Trust Preferred Indenture prohibits the payment of a common stock dividend.

On February 22, 2003, an agreement was signed to sell the branches, deposits and certain performing loans of the Peoples Banking Company and First Bank of Ottawa divisions of RFCBC at a price SUBSTANTIALLY in excess of their book value. The transaction closed in June 2003.

On March 28, 2003, the Citizens Savings Banks, a division of RFC Banking Company, was sold. As of March 28, Citizens had total loans of $57.2 million, total fixed assets (net of accumulated depreciation) of $869,000 and total deposits of $70.8 million. A pre-tax gain of approximately $8.0 million was recorded in March from the sale.

On June 6, 2003, the Peoples Banking Company and First Bank of Ottawa, divisions of RFC Banking Company, were sold. As of June 6, these branches had total loans of $76.6 million, total fixed assets (net of accumulated depreciation) of $1.4 million and total deposits of $166.2 million. A pre-tax gain of approximately $12.0 million was recorded in June from the sale.

In June 2003, RFCBC obtained two loans in the amount of $13.4 million to fund its loan servicing and work out operations. As of December 31, 2003, the loan balances were $9.6 million. RFCBC also has a line of credit for $2.0 million with a balance of $0 as of December 31, 2003. The Company's note with The Northern Trust Company of $5.5 million was paid off with a portion of these proceeds.

On July 9, 2003, the Company notified the trustee of its Trust Preferred Securities of its election to defer the semi-annual interest payment, which would have been due on September 7, 2003. During any interest deferral period, the Trust Preferred Indenture prohibits the payment of a common stock dividend.

In September 2003, the banking charter of RFCBC, which was primarily engaged in providing a full range of banking and financial services, was relinquished. RFCBC now operates as a loan subsidiary that continues to administer classified loans that were not included in the sale of the branches in 2003.

On January 28, 2004, the Company notified the trustee of its Trust Preferred Securities of its election to defer the semi-annual interest payment, which would have been due on March 7, 2004. During any interest deferral period, the Trust Preferred Indenture prohibits the payment of a common stock dividend.

RESULTS OF OPERATIONS

                                              Year Ended                       Year Ended
                                             December 31,                     December 31,
                                ---------------------------------   -----------------------------------
                                   2003         2002     % Change      2002          2001      % Change
                                ----------   ----------  --------   ----------    ----------   --------
                                              (dollars in thousands except per share data)
Total Assets                    $  435,312   $  742,317    -41%     $  742,317    $  746,209    -1%
Total Securities                $  107,699   $  115,109     -6%     $  115,109    $  104,376   +10%
Loans Held for Sale                    219       63,536    N/A          63,536           440   N/A
Loans (Net)                        273,923      469,781    -42%        469,781       591,052   -21%
Allowance for Loan Losses           10,181       17,694    -42%         17,694         9,239   +92%
Total Deposits                     317,475      567,860    -44%        567,860       610,860    -7%

Total Revenues (Net)                48,489       37,557    +29%         37,557        39,903    -6%
Net Interest Income                 13,802       23,778    -42%         23,778        25,741    -8%
Loan Loss Provision                  1,202       27,531    -96%         27,531         8,733  +215%
Noninterest Income                  34,687       13,779   +152%         13,779        14,162    -3%

Noninterest Expense                 28,678       30,479     -6%         30,479        28,018    +9%
Net Income                          12,305      (13,408)   N/A         (13,408)        2,253   N/A
Basic Earnings per Share        $     2.71   $    (2.95)   N/A      $    (2.95)   $      .50   N/A
Diluted Earnings per Share      $     2.70   $    (2.95)   N/A      $    (2.95)   $      .50   N/A

NET INTEREST INCOME

                                              Year Ended                           Year Ended
                                             December 31,                         December 31,
                                ---------------------------------   -----------------------------------
                                   2003         2002     % Change      2002          2001      % Change
                                ----------   ----------  --------   ----------    ----------   --------
                                                          (dollars in thousands)
Net Interest Income             $   13,802   $   23,778     -42%    $   23,778    $   25,741     -8%

NET INTEREST INCOME declined $10.0 million from 2002 to $13.8 million in 2003. The net interest margin for 2003 was 2.72% compared to 3.17% for the previous year. The 45 basis point decline in the net interest margin was largely due to a 101 basis point decrease in the yield on earning assets from 6.47% to 5.46% which was partially offset by a 56 basis point decrease in the Company's effective cost of funds. The major reasons for the reduction in net interest income were a reduced level of earning assets due to the sale of the RFCBC branches combined with declines in average loan balances due to the Company's intent to exit from out of market loans and interest income foregone on non-performing loans. Contributing to the decline in the yield on average earning assets was the higher liquidity level necessary to fund the cash transferred in the branch sales.

NET INTEREST INCOME declined $2.0 million from 2001 to $23.8 million in 2002. The net interest margin for 2002 was 3.17% compared to 3.81% for the previous year. The 64 basis point decline in the net interest margin was largely due to a 187 basis point decrease in the yield on earning assets from 8.34% to 6.47% which was not fully offset by a 117 basis point decrease in the Company's cost of funds. The major reasons for the reductions in net interest income and in the yield on earning assets were the continued decline in market interest rates and the loss of interest income on non-performing loans of approximately $1.1 million.

LOAN LOSS PROVISION

THE PROVISION FOR LOAN LOSSES was $1.2 million in 2003 compared to $27.5 million in 2002. The allowance for loan losses at December 31, 2003 was 3.58% of loans compared to 3.21% at December 31, 2002. The decrease in the provision was the result of the continued review and determination of the level of reserves necessary to absorb probable losses in the loan portfolio. Non-performing loans decreased to $18.4 million at December 31, 2003 versus $18.7 million at December 31, 2002.

THE PROVISION FOR LOAN LOSSES was $27.5 million in 2002 compared to $8.7 million in 2001. The allowance for loan losses at December 31, 2002 was 3.21% of loans compared to 1.54% at December 31, 2001. The increase in the provision resulted primarily from an intensified review of the underwriting criteria and the risk characteristics of the loan portfolio which culminated in net chargeoffs of $20.5 million of loans in 2002 and from nonperforming loans increasing to $18.7 million at December 31, 2002 versus $14.7 million at December 31, 2001.

NON-INTEREST INCOME

                                              Year Ended                           Year Ended
                                             December 31,                         December 31,
                                ---------------------------------   -----------------------------------
                                   2003         2002     % Change      2002          2001      % Change
                                ----------   ----------  --------   ----------    ----------   --------
                                                        (dollars in thousands)
Total Non-interest Income       $   34,687   $   13,779    +152%    $   13,779    $   14,162      -3%

- Data Service Fees             $    8,972   $    7,816     +15%    $    7,816    $    6,126     +28%
- Trust Fees                    $    2,602   $    2,468      +5%    $    2,468    $    2,745     -10%
- Deposit Service Fees          $    2,179   $    2,618     -17%    $    2,618    $    2,593      +1%
- Gains on Sale of Loans        $      416   $      759     -45%    $      759    $      889     -15%
- Gains on Sale of Branches     $   19,901            -     N/A              -             -     N/A

- Gains on Sale of Securities   $       24   $     (834)    N/A     $     (834)   $      490     N/A
- Other                         $      593   $      952     -38%    $      952    $    1,319     -28%

TOTAL NONINTEREST INCOME increased $20.9 million to $34.7 million in 2003 from $13.8 million in 2002. The increase is primarily the result of recording approximately $20.0 million in net pre-tax gains from the branch sales. The increase was also due to the sale of the Company's investment in WorldCom bonds in the second quarter of 2002, which resulted in a $1.7 million pre-tax loss. Data service fees increased $1.2 million or 15% to $9.0 million in 2003 compared to $7.8 million in 2002 and trust fees increased $134,000 or 5% to $2.6 million in 2003 compared to $2.5 million in 2002.

TOTAL NONINTEREST INCOME decreased $383,000 to $13.8 million in 2002 from $14.2 million in 2001. The decrease was primarily due to a $1.7 million loss on the sale of the Company's investment in WorldCom bonds. This decrease was offset by data service fees which increased $1.7 million or 28% to $7.8 million in 2002 compared to $6.1 million in 2001.

RURBANC DATA SERVICES, INC. ("RDSI")

                                              Year Ended                           Year Ended
                                             December 31,                         December 31,
                                ---------------------------------   -----------------------------------
                                   2003         2002     % Change      2002          2001      % Change
                                ----------   ----------  --------   ----------    ----------   --------
                                                         (Dollars in thousands)
Data Service Fees               $    8,972   $    7,816    +15%     $    7,816    $    6,126     +28%

DATA SERVICE FEES increased $1.2 million or 15% to $9.0 million from $7.8 million in 2002 and $1.7 million or 28% from 2001 to 2002. The increases in 2003 and 2002 were mainly driven by RDSI's entry into the item processing market, additions of new bank clients and the result of customer account growth at client banks. The revenue gains in 2003 were partially offset by revenue lost due to the sale of banking assets of RFC Banking Company which was serviced by RDSI.

RDSI PROVIDES data processing services for 55 community banks in Ohio, Michigan, Indiana and Missouri. RDSI differentiates itself from its competition through the quality of its products and the excellence of its customer service. The applications utilized by RDSI are driven by world-class software used by over 3,600 banks nationwide. Customer service encompasses on-time delivery every morning and a discipline of responding to and resolving customer questions and issues within one hour in excess of 95% of the time. RDSI provides turnkey solutions for its clients through its partnerships with vendors experienced in a full array of banking products.

RDSI'S GROWTH comes from both new and existing clients. In the past five years, the number of bank clients has increased by 50%. Equally important is the organic growth of existing client banks, both in their number of customer accounts and in the breadth of services provided. Network services, internet banking, imaging, and other technical services are a rapidly growing part of RDSI's revenue. RDSI's revenue grew 15% in 2003 even though a significant piece of their business was lost due to the sale of the banking assets of RFC Banking Company.

RELIANCE FINANCIAL SERVICES, N.A. ("RELIANCE")

TRUST FEES increased $134,000 or 5% to $2.6 million from $2.5 million in 2002. The primary reason for this increase was the upward trend in the markets from 2002 levels. Reliance has also grown through the development of new products such as the "Tactical Asset Allocation Portfolio" and by providing back office support to other trust companies.

NON-INTEREST EXPENSE

                                              Year Ended                           Year Ended
                                             December 31,                         December 31,
                                ---------------------------------   -----------------------------------
                                   2003         2002     % Change      2002          2001      % Change
                                ----------   ----------  --------   ----------    ----------   --------
                                                         (dollars in thousands)
Total Non-interest Expense      $   28,678   $   30,479     -6%     $   30,479    $   28,018      +9%
- Salaries & Employee Benefits  $   13,428   $   15,720    -15%     $   15,720    $   15,448      +2%
- Professional Fees             $    4,172   $    3,130    +33%     $    3,130    $    1,712     +83%
- All Other                     $   11,078   $   11,629     -5%     $   11,629    $   10,858      +7%

NON-INTEREST EXPENSE for the year 2003 was $28.7 million, down $1.8 million or 6% from $30.5 million in 2002. Professional fees increased $1.0 million due to increased consulting, legal and auditing fees associated with the Company's problem loan workouts and the branch divestitures. Salaries and employee benefits decreased $2.3 million due to the disposition of the branches and staff reductions at most subsidiaries.

NON-INTEREST EXPENSE for the year 2002 was $30.5 million, up $2.5 million or 9% from $28.0 million in 2001. Professional fees increased $1.4 million due to increased consulting, legal and auditing fees associated with the evaluation and management of the Company's problem loans. The non-interest expenses of the acquired Oakwood branches and the data processing acquisitions were $1.2 million. Excluding the professional fees associated with problem loans and acquired entity expenses, non-interest expense declined $132,000.

LOANS

                                                                    Period Ended
                       12/31/03    % of Total      12/31/02    % of Total    % Inc/(Dec)    12/31/01    % of Total    % Inc/(Dec)
                       --------    ----------      --------    ----------    -----------    --------    ----------    -----------
                                                              (dollars in thousands)
Commercial             $ 89,471       31%          $123,053       25%           (27)%       $185,654       31%           (34)%
Commercial r.e.          62,340       22%           129,719       27%           (52)%        135,883       23%            (5)%
Agricultural             36,722       13%            68,954       14%           (47)%         67,136       11%             3%
Residential              46,718       16%            84,432       17%           (45)%        106,689       18%           (21)%
Consumer                 37,310       13%            60,139       12%           (38)%         76,512       12%           (21)%
Leases                   11,774        5%            21,509        5%           (45)%         28,752        5%           (25)%
                       --------                    --------                                 --------
Loans                  $284,335                    $487,806                     (42)%       $600,626                     (19)%
Loans held for sale         219                      63,536                                      440
                       --------                    --------                                 --------
     Total             $284,554                    $551,342                                 $601,066

LOANS declined $203 million to $284 million at December 31, 2003, due to the branch sales, the Company's effort to exit from out-of-market loans, shrinking loan demand and $12 million of gross charged off loans. The increase in loans held for sale in 2002 was due to a December 30, 2002 agreement to sell the Citizens Savings Bank division of RFCBC. This transaction closed on March 28, 2003.

In 2002, loans decreased $113 million or 19% to $488 million due to an increase in loans held for sale of $63 million, reduced new loan demand and $22 million of gross charged off loans. The increase in loans held for sale was due to a December 30, 2002 agreement to sell the Citizens Savings Bank division of RFCBC. This transaction closed March 28, 2003.

ASSET QUALITY

                                                 Period Ended December 31,
                                                 -------------------------
                                                   (dollars in millions)
                                                   ---------------------
                                                         Change in                Change in
                                                          Dollars/                 Dollars/
                               12/31/03    12/31/02     percentages   12/31/01    percentages
                               --------    --------     -----------   --------    -----------
Non-performing loans           $   18.4    $   18.7     $     -0.3    $   14.7    $    4.0
Non-performing assets          $   19.9    $   20.8     $     -0.9    $   15.0    $    5.8
Non-performing assets/loans
plus OREO                          6.96%       4.25%          2.71%       2.49%       1.76%
Non-performing assets/total
 assets                            4.57%       2.80%          1.77%       2.00%        .80%
Net chargeoffs                 $    8.7    $   20.5     $    -11.8    $    6.7    $   13.8
Net chargeoffs/total loans         3.06%       4.20%         -1.14%       1.12%       3.08%
Loan loss provision            $    1.2    $   27.5     $    -26.3    $    8.7    $   18.8
Allowance for loan losses      $   10.2    $   17.7     $      1.2    $    9.2    $   8.50
Allowance/loans                    3.58%       3.21%          0.37%       1.54%       1.67%
Allowance/non-performing
 loans                               55%         95%           -40%         63%         32%
Allowance/non-performing
 assets                              51%         85%           -34%         62%         23%

ASSET QUALITY statistics reflect a decrease in both nonperforming assets and chargeoffs during 2003 compared to 2002 and an increase from 2002 compared to 2001. Non-performing assets at December 31, 2003 were $19.9 million or 4.57% of total assets, versus $20.8 million or 2.80% at December 31, 2002 and $15.0 million or 2.00% at year-end 2001. Annual net chargeoffs for 2003 were $8.7 million or 3.06% of total loans compared to $20.5 million or 4.20% for 2002 resulting in the allowance to non-performing loans to decrease to 55% at December 31, 2003 compared to 95% at December 31, 2002. The ratio of the allowance for loan losses to nonperforming loans was 55% at December 31, 2003 compared to 95% at December 31, 2002.

ALLOWANCE FOR LOAN LOSSES

The Company grades its loans using an eight grade system. Problem loans are classified as either:

         -        Grade 5 - Special Mention: Potential weaknesses that deserve management's close attention

         -        Grade 6 - Substandard: Inadequately protected, with
                                           well-defined weakness that jeopardize
                                           liquidation of debt

         -        Grade 7 - Doubtful: Inherent weaknesses well-defined and high probability of loss (impaired)

         -        Grade 8 - Loss: Considered uncollectible. May have recovery or salvage value with future collection
                                     efforts (these loans are either fully
                                     reserved or charged off)

The Company's ALLOWANCE FOR LOAN LOSSES has four components. Those components are shown in the following table. Commercial, commercial real estate and agricultural loans of over $100,000 are individually reviewed and assessed regarding the need for an individual allocation.

                                                              12/31/03                   12/31/02            INCREASE (DECREASE)
                                                     ------------------------   ------------------------   -----------------------
                                                                 ALLOCATION                 ALLOCATION                ALLOCATION
                                                      LOAN     --------------    LOAN     --------------    LOAN     -------------
                                                     BALANCE      $       %     BALANCE      $       %     BALANCE     $      %
                                                     -------   -------  -----   -------   -------  -----   -------   -----  ------
Allocations for individual loans graded doubtful
 (impaired)                                          $  19.7   $   5.7  28.93%  $  14.9   $   5.1  34.23%  $   4.8   $ 0.6   -5.30%
Allocations for individual loans graded substandard     33.4       2.5   7.49      57.7       6.6  11.44     -24.3    -4.1   -3.95
Allocations for individual loans graded special
 mention*                                               21.0       0.6   2.86      61.1       1.8   2.95     -40.1    -1.2   -0.09
"General" allowance based on chargeoff history of
 nine categories of loans                              210.5       1.4   0.67     417.6       4.2   1.01    -207.1    -2.8   -0.34
                                                     -------   -------  -----   -------   -------  -----   -------   -----  ------
                       TOTAL                         $ 284.6   $  10.2   3.58%  $ 551.3   $  17.7   3.21%  $-266.7   $-7.5    0.37%

* The Company changed its methodology during 2003. Special Mention loans are now allocated at 3%. The December 31, 2002 table has been updated to reflect the new methodology.

In 2003, the amount of loans classified as doubtful increased $4.8 to $19.7 million and substandard loans decreased $24.3 to $33.4 million. Allowance allocations on doubtful loans increased $0.6 million while allowance allocations on substandard loans decreased $4.1 million. Non-performing loan balances remained relatively the same compared to the prior year but the allowance for loan losses decreased significantly due to total loans decreasing $266.7 million and the total of doubtful, substandard and special mention loans declining $59.6 million. The allowance for loan losses at December 31, 2003 was $10.2 million or 3.58% of loans compared to $17.7 million or 3.21% at December 31, 2002.

While the amount of doubtful loans and the related allowance allocation increased during 2003, the pace of increase has slowed dramatically. These doubtful loans are either written down to a conservative estimated collateral value or reserved to reflect that collateral value. Management believes that these problem loan statistics have peaked and that workout efforts will begin to reduce these balances in 2004. The amount of substandard loans has declined by 42% from $57.7 million to $33.4 million reflective of the results of the Company's workout efforts and the amount of special mention loans has dramatically declined from $61.1 million to $21.0 million.

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

-        See Critical Accounting Policies, starting on page 27.

The results of the Company's extensive, ongoing loan review and workout process suggest that the volume of potential problem loans, nonperforming loans and charge-offs were attributable to actions prior to mid-2002 such as entering higher risk lines of business, ineffective oversight and a few lenders neglecting basic lending fundamentals required by the Company's lending policies and procedures.

In regard to the effort to reduce the volume of substandard and doubtful (classified loans), the following actions were taken during the past year:

         - Development of a loan subsidiary to manage the classified loans of RFCBC to-focus efforts on the workout of that group of loans

         - All classified loans are now assigned to loan workout specialists unless there is a strong reason for an alternative assignment.

These actions were intended to assure that the loan workout effort can be concluded within a one and one-half to three year period and that every effort can be made to minimize losses and maximize associated recoveries.

CAPITAL RESOURCES

STOCKHOLDERS' EQUITY at December 31, 2003 was $48.4 million or 8.81% of average total assets compared to $36.3 million or 4.57% of average total asset at December 31, 2002. The Company and State Bank each exceeded the
"well-capitalized" regulatory capital benchmarks at December 31, 2003.

TOTAL CONSOLIDATED REGULATORY (RISK-BASED) CAPITAL was $59.2 million at December 31, 2003 and $49.4 million at December 31, 2002. The excess of total regulatory capital over total shareholder equity is primarily due to the $10.0 million of junior subordinated debentures (trust preferred securities) which qualify as Tier 1 capital, and the Allowance for Loan Losses which qualifies as Tier 2 capital subject to certain limitations.

PLANNED PURCHASES OF PREMISES AND EQUIPMENT

MANAGEMENT PLANS TO PURCHASE additional premises and equipment to meet the current and future needs of the Company's customers. These purchases, including buildings and improvements and furniture and equipment (which includes computer hardware, software, office furniture and license agreements), are currently expected to total approximately $3.4 million over the next year.

WRITTEN AGREEMENT

On July 5, 2002, the Company and State Bank entered into a Written Agreement ("Agreement") with the Federal Reserve Bank of Cleveland and the Ohio Division of Financial Institutions. The Agreement was the result of an examination of State Bank as of December 31, 2001, which was conducted in March and April 2002. A copy of the Agreement was attached as Exhibit 99(b) to the Form 8-K filed by the Company on July 11, 2002 and is incorporated by reference as Exhibit 99(b) to this Form 10-K.

As of December 2003, Management believes that the Company and State Bank were in full compliance with the terms of the Agreement. However, the Agreement will continue in place until the Federal Reserve Bank of Cleveland and the Ohio Division of Financial Institutions determine that the Agreement may be terminated. The Company believes that additional improvement in problem loans, earnings and operations, as well as other items described in the Agreement, is necessary before the Agreement may be terminated, and management cannot predict when that may occur.

Under the terms of the Agreement, State Bank and RFCBC are prohibited from paying dividends to the Company without prior regulatory approval. The Agreement also prohibits the Company from paying trust preferred "dividends" and common stock dividends without prior regulatory approval.

LIQUIDITY

LIQUIDITY RELATES PRIMARILY to the Company's ability to fund loan demand, meet deposit customers' withdrawal requirements and provide for operating expenses. Assets used to satisfy these needs consist of cash and due from banks, federal funds sold, interest earning deposits in other financial institutions, securities available-for sale and loans held for sale. These assets are commonly referred to as liquid assets. Liquid assets were $132.4 million at December 31, 2003 compared to $230.0 million at December 31, 2002. The Company views this level of liquidity as appropriate.

THE COMPANY'S RESIDENTIAL FIRST MORTGAGE PORTFOLIO of $46.7 million at December 31, 2003 and $84.4 million at December 31, 2002, which can and has been readily used to collateralize borrowings, is an additional source of liquidity. Management believes the Company's current liquidity level, without these borrowings, is sufficient to meet its liquidity needs. At December 31, 2003, all eligible mortgage loans were pledged under an FHLB blanket lien.

THE CASH FLOW STATEMENTS for the periods presented provide an indication of the Company's sources and uses of cash as well as an indication of the ability of the Company to maintain an adequate level of liquidity. A discussion of the cash flow statements for 2003, 2002 and 2001 follows.

THE COMPANY EXPERIENCED positive cash flows from operating activities in 2003, 2002 and 2001. Net cash from operating activities was $5.7 million, $15.3 million and $8.4 million for the years ended December 31, 2003, 2002 and 2001, respectively.

NET CASH FLOW FROM INVESTING ACTIVITIES was $60.3 million, $94.0 million and $(47.7) million for the years ended December 31, 2003, 2002 and 2001, respectively. The changes in net cash from investing activities for 2003 include a reduction in loan growth and cash payments for the net liabilities from the branch sales. The changes in net cash from investing activities for 2002 include a reduction in loan growth and cash received for the net liabilities from the Oakwood acquisition. In 2003, 2002 and 2001, the Company received $17.6 million, $81.9 million and $19.1 million, respectively, from sales of securities available for sale, while proceeds from repayments, maturities and calls of securities were $121.6 million, $53.9 million and $38.1 million in 2003, 2002 and 2001, respectively.

NET CASH FLOW FROM FINANCING ACTIVITIES was $(92.8) million, $(83.6) million, and $46.2 million for the years ended December 31, 2003, 2002 and 2001, respectively. The net cash decrease was primarily due to a reduction in total deposits of $(87.8) million in 2003 and $(66.6) million in 2002. Other significant changes in 2003, 2002 and 2001 included $(8.8) million, $(6.4) million and $2.1 million in net borrowings from the FHLB.

OFF-BALANCE-SHEET BORROWING ARRANGEMENTS:

Significant additional off-balance-sheet liquidity is available in the form of FHLB advances, unused federal funds lines from correspondent banks, and the national certificate of deposit market. While such additional off-balance-sheet liquidity is available, the Written Agreement between the Company, State Bank, the Federal Reserve Bank of Cleveland and the Ohio Division of Financial Institutions requires the Company and State Bank to obtain written approval from the Federal Reserve Bank of Cleveland and the Ohio Division of Financial Institutions prior to directly or indirectly incurring any debt with the exception of federal funds and FHLB borrowings at State Bank.

Approximately $37.3 million residential first mortgage loans of the Company's $46.7 million portfolio qualify to collateralize FHLB borrowings and have been pledged to meet FHLB collateralization requirements as of December 31, 2003. In addition to residential first mortgage loans, $26.1 million in investment securities are pledged to meet FHLB collateralization requirements. Based on the current collateralization requirements of the FHLB, approximately $5.5 million of additional borrowing capacity existed at December 31, 2003.

At December 31, 2003, the Company had no unused federal funds lines. As of December 31, 2002, the Company had unused federal funds lines totaling approximately $26.0 million from 2 correspondent banks. Federal funds borrowed were $0 at December 31, 2003 and December 31, 2002.

Approximately $9.7 million performing commercial loans are pledged to the Federal Reserve Discount Window to establish additional borrowing capacity of $6.7 million. Such loans are pledged for contingency funding purposes and to date this borrowing capacity has not been used.

TABULAR DISCLOSURE OF CONTRACTUAL OBLIGATIONS

                                                            PAYMENT DUE BY PERIOD
                                   --------------------------------------------------------------------
                                                     LESS                                       MORE
                                                    THAN 1         1 - 3         3 - 5         THAN 5
CONTRACTUAL OBLIGATIONS               TOTAL          YEAR          YEARS         YEARS          YEARS
-----------------------            ------------  ------------  ------------  ------------  ------------
Long-Term Debt Obligations         $ 39,000,000  $ 10,000,000             0  $  5,000,000  $ 24,000,000
Other Debt Obligations               20,327,599     2,644,796     7,682,803             0    10,000,000
Capital Lease Obligations                     0             0             0             0             0
Operating Lease Obligations             796,800        99,600       199,200       199,200       298,800
Purchase Obligations                          0             0             0             0             0
Other Long-Term Liabilities
 Reflected on the Registrant's
 Balance Sheet under GAAP           174,668,570   122,908,519    42,870,943     8,448,933       440,175
                                   ------------  ------------  ------------  ------------  ------------
           Total                   $234,792,969  $135,652,915  $ 50,752,946  $ 13,648,133  $ 34,738,975

The Company's contractual obligations as of December 31, 2003 were evident in long-term debt obligations, other debt obligations, operating lease obligations and other long-tern liabilities. The long-term debt obligations is comprised of FHLB Advances of $39,000,000. The other debt obligations is comprised of Trust Preferred securities of $10,000,000 and Notes Payable of $10,327,599. The operating lease obligation is a lease on the RDSI building of $99,600 a year. The other long-term liabilities is comprised of time deposits of $174,668,570.

ASSET LIABILITY MANAGEMENT

ASSET LIABILITY MANAGEMENT involves developing and monitoring strategies to maintain sufficient liquidity, maximize net interest income and minimize the impact that significant fluctuations in market interest rates would have on earnings. The business of the Company and the composition of its balance sheet consist of investments in interest-earning assets (primarily loans, mortgage-backed securities, and securities available for sale) which are primarily funded by interest-bearing liabilities (deposits and borrowings). With the exception of specific loans which are originated and held for sale, all of the financial instruments of the Company are for other than trading purposes. All of the Company's transactions are denominated in U.S. dollars with no specific foreign exchange exposure. In addition, the Company has limited exposure to commodity prices related to agricultural loans. The impact of changes in foreign exchange rates and commodity prices on interest rates are assumed to be insignificant. The Company's financial instruments have varying levels of sensitivity to changes in market interest rates resulting in market risk. Interest rate risk is the Company's primary market risk exposure; to a lesser extent, liquidity risk also impacts market risk exposure.

INTEREST RATE RISK is the exposure of a banking institution's financial condition to adverse movements in interest rates. Accepting this risk can be an important source of profitability and shareholder value;

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

QUANTITATIVE MARKET RISK DISCLOSURE. The following table provides information about the Company's financial instruments used for purposes other than trading that are sensitive to changes in interest rates as of December 31, 2003. It does not present when these items may actually reprice. For loans receivable, securities, and liabilities with contractual maturities, the table presents principal cash flows and related weighted-average interest rates by contractual maturities as well as the historical impact of interest rate fluctuations on the prepayment of loans and mortgage backed securities. For core deposits (demand deposits, interest-bearing checking, savings, and money market deposits) that have no contractual maturity, the table presents principal cash flows and, applicable related weighted-average interest rates based upon the Company's historical experience, management's judgment and statistical analysis, as applicable, concerning their most likely withdrawal behaviors. The current historical interest rates for core deposits have been assumed to apply for future periods in this table as the actual interest rates that will need to be paid to maintain these deposits are not currently known. Weighted average variable rates are based upon contractual rates existing at the reporting date.

        PRINCIPAL/NOTIONAL AMOUNT MATURING OR ASSUMED TO BE WITHDRAWN IN:
                             (DOLLARS IN THOUSANDS)

                                        2004        2005        2006        2007        2008     Thereafter    Total
----------------------------------------------------------------------------------------------------------------------
 Rate-sensitive assets
----------------------------------------------------------------------------------------------------------------------
 Variable rate loans                  $ 56,729    $ 11,466    $  7,800    $  4,825    $  3,018    $ 10,087    $ 93,926
----------------------------------------------------------------------------------------------------------------------
    Average interest rate                 5.12%       5.12%       5.21%       5.17%       5.40%       5.70%       5.20%
----------------------------------------------------------------------------------------------------------------------
 Adjustable rate loans                $ 33,050    $ 19,036    $ 10,820    $  8,210    $  5,591    $ 14,123    $ 90,830
----------------------------------------------------------------------------------------------------------------------
    Average interest rate                 6.49%       6.45%       6.29%       6.25%       6.28%       6.15%       6.37%
----------------------------------------------------------------------------------------------------------------------
 Fixed rate loans                     $ 46,189    $ 19,394    $ 10,662    $  5,887    $  1,956    $ 15,710    $ 99,798
----------------------------------------------------------------------------------------------------------------------
    Average interest rate                 5.47%       6.19%       5.88%       5.61%       5.28%       3.90%       5.41%
----------------------------------------------------------------------------------------------------------------------
 Total loans                          $135,968    $ 49,896    $ 29,282    $ 18,922    $ 10,565    $ 39,920    $284,554
----------------------------------------------------------------------------------------------------------------------
    Average interest rate                 5.57%       6.04%       5.85%       5.78%       5.84%       5.15%       5.65%
----------------------------------------------------------------------------------------------------------------------
 Fixed rate investment securities     $  5,342    $  2,872    $  7,673    $ 22,094    $ 14,888    $ 30,102    $ 82,971
----------------------------------------------------------------------------------------------------------------------
    Average interest rate                 2.79%       3.65%       2.70%       2.25%       3.10%       4.00%       3.16%
----------------------------------------------------------------------------------------------------------------------
Variable rate investment securities   $    952    $  1,174    $  1,013    $  1,046    $  1,080    $ 22,207    $ 27,472
----------------------------------------------------------------------------------------------------------------------
    Average interest rate                 3.14%       3.35%       3.15%       3.16%       3.17%       3.32%       3.30%
----------------------------------------------------------------------------------------------------------------------
Federal Funds Sold & Other            $ 10,260    $      0    $      0    $      0    $      0    $      0    $ 10,260
----------------------------------------------------------------------------------------------------------------------
    Average interest rate                 1.01%       0.00%       0.00%       0.00%       0.00%       0.00%       1.01%
----------------------------------------------------------------------------------------------------------------------
 Total rate sensitive assets          $152,522    $ 53,942    $ 37,968    $ 42,062    $ 26,533    $ 92,229    $405,257
----------------------------------------------------------------------------------------------------------------------
    Average interest rate                 5.15%       5.85%       5.14%       3.86%       4.20%       4.33%       4.86%
----------------------------------------------------------------------------------------------------------------------
 RATE SENSITIVE LIABILITIES:
----------------------------------------------------------------------------------------------------------------------
 Demand - non interest-bearing        $  9,273    $  9,226    $  9,226    $  9,226    $  9,134    $      0    $ 46,085
----------------------------------------------------------------------------------------------------------------------
 Demand - interest bearing            $  6,696    $  6,696    $  6,696    $  6,696    $  6,629    $      0    $ 33,413
----------------------------------------------------------------------------------------------------------------------
    Average interest rate                 0.43%       0.43%       0.43%       0.43%       0.43%       0.00%       0.43%
----------------------------------------------------------------------------------------------------------------------
 Money market accounts                $  9,876    $  9,876    $  8,996    $  9,876    $  9,774    $      0    $ 48,398
----------------------------------------------------------------------------------------------------------------------
    Average interest rate                 0.88%       0.71%       0.45%       0.25%       0.20%       0.00%       0.50%
----------------------------------------------------------------------------------------------------------------------
 Savings                              $  3,084    $  2,964    $  2,964    $  2,964    $  2,934    $      0    $ 14,910
----------------------------------------------------------------------------------------------------------------------
    Average interest rate                 0.05%       0.05%       0.05%       0.05%       0.05%       0.00%       0.05%
----------------------------------------------------------------------------------------------------------------------
 Certificates of deposit              $122,771    $ 27,540    $ 15,212    $  6,307    $  2,140    $    699    $174,669
----------------------------------------------------------------------------------------------------------------------
    Average interest rate                 2.77%       3.35%       2.85%       4.81%       2.95%       0.68%       2.93%
----------------------------------------------------------------------------------------------------------------------
 Fixed rate FHLB advances             $      0    $      0    $      0    $      0    $  5,000    $ 24,000    $ 29,000
----------------------------------------------------------------------------------------------------------------------
    Average interest rate                 0.00%       0.00%       0.00%       0.00%       5.53%       4.64%       4.79%
----------------------------------------------------------------------------------------------------------------------
 Variable rate FHLB advances          $ 10,000    $      0    $      0    $      0    $      0    $      0    $ 10,000
----------------------------------------------------------------------------------------------------------------------
    Average interest rate                 1.21%       0.00%       0.00%       0.00%       0.00%       0.00%       1.21%
----------------------------------------------------------------------------------------------------------------------
 Fixed rate Notes Payable             $      0    $      0    $     96    $    402    $      0    $ 10,272    $ 10,770
----------------------------------------------------------------------------------------------------------------------
    Average interest rate                 0.00%       0.00%       8.50%       7.65%       0.00%      10.52%      10.40
----------------------------------------------------------------------------------------------------------------------
 Variable rate Notes Payable          $  2,400    $  2,400    $  2,400    $  1,258    $  1,100    $      0    $  9,558
----------------------------------------------------------------------------------------------------------------------
    Average interest rate                 5.50%       5.50%       5.50%       6.41%       6.50%       0.00%       5.73%
----------------------------------------------------------------------------------------------------------------------
 Fed Funds Purchased & Repos          $  3,924    $      0    $      0    $      0    $      0    $      0    $  3,924
----------------------------------------------------------------------------------------------------------------------
    Average interest rate                 0.75%       0.00%       0.00%       0.00%       0.00%       0.00%       0.75%
----------------------------------------------------------------------------------------------------------------------
 Total rate sensitive liabilities     $168,024    $ 58,702    $ 45,590    $ 36,729    $ 36,712    $ 34,970    $380,727
----------------------------------------------------------------------------------------------------------------------
    Average interest rate                 2.26%       1.97%       1.41%       1.28%       1.25%       6.29%       2.29%
----------------------------------------------------------------------------------------------------------------------

        PRINCIPAL/NOTIONAL AMOUNT MATURING OR ASSUMED TO BE WITHDRAWN IN:
                             (DOLLARS IN THOUSANDS)

                                      First        Years
Comparison of 2003 to 2002:           Year         2 - 5      Thereafter     Total
                                    ---------    ---------    ---------    ---------
Total rate-sensitive assets:
         At December 31, 2003       $ 152,522    $ 160,505    $  92,229    $ 405,257
         At December 31, 2002         317,174      217,623      149,581      684,378
                                    ---------    ---------    ---------    ---------
Increase (decrease)                 $(164,652)   $ (57,118)   $ (57,352)   $(279,121)

Total rate-sensitive liabilities:
         At December 31, 2003       $ 168,024    $ 177,733    $  34,970    $ 380,727
         At December 31, 2002         317,332      339,592       42,961      699,885
                                    ---------    ---------    ---------    ---------
Increase (decrease)                 $(149,308)   $(161,859)   $  (7,991)   $(319,158)

THE ABOVE TABLE reflects expected maturities, not expected repricing. The contractual maturities adjusted for anticipated prepayments and anticipated renewals at current interest rates, as shown in the preceding table, are only part of the Company's interest rate risk profile. Other important factors include the ratio of rate-sensitive assets to rate sensitive liabilities (which takes into consideration loan repricing frequency but not when deposits may be repriced) and the general level and direction of market interest rates. For core deposits, the repricing frequency is assumed to be longer than when such deposits actually reprice. For some rate sensitive liabilities, their repricing frequency is the same as their contractual maturity. For variable rate loans receivable, repricing frequency can be daily or monthly. For adjustable rate loans receivable, repricing can be as frequent as annually for loans whose contractual maturities range from one to thirty years. While increasingly aggressive local market competition in lending rates has pushed loan rates lower; the Company's increased reliance on non-core funding sources has restricted the Company's ability to reduce funding rates in concert with declines in lending rates. Therefore, tax equivalent net interest income as a percentage of average interest earning assets declined from 3.80% in 2001 and 3.17% in 2002 to 2.72% in 2003.

THE COMPANY MANAGES its interest rate risk by the employment of strategies to assure that desired levels of both interest-earning assets and interest-bearing liabilities mature or reprice with similar time frames. Such strategies include;
1) loans receivable which are renewed (and repriced) annually, 2) variable rate loans, 3) certificates of deposit with terms from one month to six years, 4) securities available for sale which mature at various times primarily from one through ten years, 5) federal funds borrowings with terms of one day to 90 days, and 6) Federal Home Loan Bank borrowings with terms of one day to ten years.

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

FORWARD-LOOKING STATEMENTS

WHEN USED IN THIS FILING and in future filings by the Company with the SEC, in the Company's press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phases, "anticipate," "would be," "will allow," "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimated," "project," or similar expressions are intended to identify, "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to risks and uncertainties, including but not limited to changes in economic conditions in the Company's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company's market area, and competition, all or some of which could cause actual results to differ materially from historical earnings and those presently anticipated or projected.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

         The disclosures required by this item appear in this Annual Report on Form 10-K under the caption "Asset Liability Management" contained in the Management's Discussion and Analysis of Financial Condition and Results of Operations section of this Annual Report on Form 10-K.

Item 8. Financial Statements and Supplementary Data.

         The Consolidated Balance Sheets of the Company and its subsidiaries as of December 31, 2003 and December 31, 2002, the related Consolidated Statements of Income, Changes in Shareholders' Equity and Cash Flows for each of the years in the three-year period ended December 31, 2003, the related Notes to Consolidated Financial Statements and the Report of Independent Auditors, appear on pages F-1 through F-40 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

         Not Applicable.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

         With the participation of the President and Chief Executive Officer (the principal executive officer) and the Executive Vice President and Chief Financial Officer (the preincipal financial officer) of the Company, the Company's management evaluated the effectiveness of the Company's disclosure and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, the Company's President and Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that:

          - information required to be disclosed by the Company in this Annual Report on Form 10-K would be accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures;

          - information required to be disclosed by the Company in this Annual Report on Form 10-K would be recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms; and

          - the Company's disclosure controls and procedures are effective as of the end of the period covered by this Annual Report on Form 10-K to ensure that material information relating to the Company and its consolidated subsidiaries is made known to them, particularly during the period for which the Company's periodic reports, including this Annual Report on Form 10-K, are being prepared.

Changes in Internal Controls

         No changes were made in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Company's fiscal quarter ended December 31, 2003, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

         In accordance with General Instruction G(3), the information called for in this Item 10 is incorporated herein by reference to the Company's definitive Proxy Statement, filed with the SEC pursuant to Regulation 14A of the General Rules and Regulations under the Securities Exchange Act of 1934, relating to the Company's Annual Meeting of Shareholders to be held on April 26, 2004 (the "2004 Proxy Statement"), under the captions "ELECTION OF DIRECTORS" and "SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE." In addition, certain information concerning the executive officers of the Company called for in this Item 10 is set forth at the end of Part I of this Annual Report on Form 10-K under the caption "Executive Officers of the Registrant" in accordance with General Instruction G(3).

         In 2003, the Company implemented a Code of Conduct and Ethics that applies to its principal executive officer, principal financial officer and principal accounting officer. A copy of that policy can be found on the Company's website at www.rurbanfinancial.net under the corporate governance tab.

Item 11. Executive Compensation.

         In accordance with General Instruction G(3), the information called for in this Item 11 is incorporated herein by reference to the information contained in the Company's 2004 Proxy Statement under the captions "COMPENSATION OF EXECUTIVE OFFICERS AND DIRECTORS" and "COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION." Neither the "REPORT ON EXECUTIVE COMPENSATION" nor the "PERFORMANCE GRAPH" included in the Company's 2004 Proxy Statement shall be deemed to be incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

         In accordance with General Instruction G(3), the information called for in this Item 12 is incorporated herein by reference to the information contained in the Company's 2004 Proxy Statement under the caption "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT."

Equity Compensation Plan Information

           The following table provides information regarding certain equity compensation plans of the Company:

                                                                                                      (c)
                                                                                             Number of securities
                                           (a)                           (b)                remaining available for
                                Number of securities to be    Weighted-average exercise      future issuance under
                                 issued upon exercise of        price of outstanding       equity compensation plans
                                   outstanding options,         options, warrants and        (excluding securities
       Plan Category               warrants and rights                 rights              reflected in column (a))
--------------------------------------------------------------------------------------------------------------------
Equity compensation plans                 183,510                       $13.07                      257,490
approved by security holders
(1)
--------------------------------------------------------------------------------------------------------------------
Equity compensation plans not               N/A                           N/A                         N/A
approved by security holders
(2)
--------------------------------------------------------------------------------------------------------------------
Total                                     183,510                       $13.07                      257,490
--------------------------------------------------------------------------------------------------------------------

(1) Information relates to the 1997 Rurban Financial Corp. Stock Option Plan.

(2) The Company has an employee stock purchase plan. All employees of the Company and its subsidiaries are eligible to participate subject to the completion of three (3) months employment with the Company or one of its subsidiaries. Participants are allowed to deduct from their compensation for each payroll period an amount to be used to purchase common shares of the Company. These funds are forwarded to Registrar and Transfer Company at the end of each payroll period and Registrar & Transfer uses the funds to purchase common shares of the Company on the open market for the participants. The Company's employee stock purchase plan was not approved by shareholders of the Company.

Item 13. Certain Relationships and Related Transactions.

         In accordance with General Instruction G(3), the information called for in this Item 13 is incorporated herein by reference to the information contained in the Company's 2004 Proxy under the caption "TRANSACTIONS INVOLVING MANAGEMENT."

Item 14. Principal Accounting Fees

         In accordance with General Instruction G(3), the information called for in this Item 14 is incorporated herein by reference to the information contained in the Company's 2004 Proxy under the caption "AUDIT COMMITTEE MATTERS" provided that the "Report of the Audit Committee" included in the 2004 Proxy Statement shall not be deemed to be incorporated herein by reference.

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) (1)  Financial Statements.

         For a list of all financial statements included in this Annual Report on Form 10-K, see "Index to Financial Statements" at page 55.

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

Executive Compensation Plans and Arrangements

Exhibit No.                                Description                                     Location
-----------                                -----------                                     --------
10(a)                    Employees' Stock Ownership Plan of Rurban          Incorporated herein by reference to the
                         Financial Corp.                                    Company's Annual Report on Form 10-K for
                                                                            the fiscal year ended December 31, 1993
                                                                            (File No. 0-13507) [Exhibit 10(a)].

10(b)                    First Amendment to Employees' Stock Ownership      Incorporated herein by reference to the
                         Plan of Rurban Financial Corp., dated June 14,     Company's Annual Report on Form 10-K for
                         1993 and made to be effective as of January 1,     the fiscal year ended December 31, 1993
                         1993                                               (File No. 0-13507) [Exhibit 10(b)].

10(c)                    Second Amendment to Employees' Stock Ownership     Incorporated herein by reference to the
                         Plan of Rurban Financial Corp., dated March 14,    Company's Annual Report on Form 10-K for
                         1994 and made to be  effective as of January 1,    the fiscal year ended December 31, 1993
                         1993                                               (File No. 0-13507) [Exhibit 10(c)].

10(d)                    Third Amendment to Employees' Stock Ownership      Incorporated herein by reference to the
                         Plan of Rurban Financial Corp., dated March 13,    Company's Annual Report on Form 10-K for
                         1995                                               the fiscal year ended December 31, 1994
                                                                            (File No. 0-13507) [Exhibit 10(d)].

10(e)                    Fourth Amendment to Employees' Stock Ownership     Incorporated herein by reference to the
                         Plan of Rurban Financial Corp., dated June 10,     Company's Annual Report on Form 10-K for
                         1995 and made to be effective as of January 1,     the fiscal year ended December 31, 1995
                         1995                                               (File No. 0-13507) [Exhibit 10(e)].

10(f)                    The Rurban Financial Corp. Savings Plan and        Incorporated herein by reference to the
                         Trust                                              Company's Annual Report on Form 10-K for
                                                                            the fiscal year ended December 31, 1990
                                                                            (File No. 0-13507) [Exhibit 10(g)].

10(g)                    First Amendment to The Rurban Financial Corp.      Incorporated herein by reference to the
                         Savings Plan and Trust, dated December 10, 1990    Company's Annual Report on Form 10-K for
                         and effective January 1, 1990                      the fiscal year ended December 31, 1990
                                                                            (File No. 0-13507) [Exhibit 10(g)].

10(h)                    Second Amendment to The Rurban Financial Corp.     Incorporated herein by reference to the
                         Savings Plan and Trust, dated March 11, 1991,      Company's Annual Report on Form 10-K for
                         effective February 1, 1991                         the fiscal year ended December 31, 1992
                                                                            (File No. 0-13507) [Exhibit 10(d)].

Exhibit No.                               Description                                       Location
-----------                               -----------                                       --------
10(i)                    Third Amendment to The Rurban Financial Corp.      Incorporated herein by reference to the
                         Savings Plan and Trust, dated June 11, 1991        Company's Annual Report on Form 10-K for
                                                                            the fiscal year ended December 31, 1992
                                                                            (File No. 0-13507) [Exhibit 10(e)].

10(j)                    Fourth Amendment to The Rurban Financial Corp.     Incorporated herein by reference to the
                         Savings Plan and Trust, dated July 14, 1992,       Company's Annual Report on Form 10-K for
                         effective May 1, 1992                              the fiscal year ended December 31, 1992
                                                                            (File No. 0-13507) [Exhibit 10(f)].

10(k)                    Fifth Amendment to The Rurban Financial Corp.      Incorporated herein by reference to the
                         Savings Plan and Trust, dated March 14, 1994       Company's Annual Report on Form 10-K for
                                                                            the fiscal year ended December 31, 1993
                                                                            (File No. 0-13507) [Exhibit 10(i)].

10(l)                    Sixth Amendment to The Rurban Financial Corp.      Incorporated herein by reference to the
                         Savings Plan and Trust dated May 1, 1995           Company's Annual Report on Form 10-K for
                                                                            the fiscal year ended December 31, 1995
                                                                            (File No. 0-13507) [Exhibit 10(l)].

10(m)                    Summary of Incentive Compensation Plan of State    Incorporated herein by reference to the
                         Bank                                               Company's Annual Report on Form 10-K for
                                                                            the fiscal year ended December 31, 1993
                                                                            (File No. 0-13507) [Exhibit 10(j)].

10(n)                    Summary of Bonus Program adopted by the Trust      Incorporated herein by reference to the
                         Department of State Bank for the benefit of        Company's Annual Report on Form 10-K for
                         Robert W. Constien in his capacity as Manager      the fiscal year ended December 31, 1991
                         of the Trust Department                            (File No. 0-13507) [Exhibit 10(e)].

10(o)                    Summary of Bonus Program for the Trust             Incorporated herein by reference to the
                         Department of State Bank                           Company's Annual Report on Form 10-K for
                                                                            the fiscal year ended December 31, 1992
                                                                            (File No. 0-13507) [Exhibit 10(i)].

10(p)                    Summary of Sales Bonus Program of State Bank       Incorporated herein by reference to the
                                                                            Company's Annual Report on Form 10-K for
                                                                            the fiscal year ended December 31, 1994
                                                                            (File No. 0-13507) [Exhibit 10(n)].

Exhibit No.                               Description                                       Location
-----------                               -----------                                       --------
10(q)                    Summary of Rurban Financial Corp. Bonus Plan       Incorporated herein by reference to the
                                                                            Company's Annual Report on Form 10-K for
                                                                            the fiscal year ended December 31, 1993
                                                                            (File No. 0-13507) [Exhibit 10(q)].

10(r)                    Executive Salary Continuation Agreement, dated     Incorporated herein by reference to the
                         December 15, 1994, between Rurban Financial        Company's Annual Report on Form 10-K for
                         Corp. and Richard C. Burrows                       the fiscal year ended December 31, 1994
                                                                            (File No. 0-13507) [Exhibit 10(p)].

10(s)                    Executive Salary Continuation Agreement, dated     Incorporated herein by reference to the
                         December 3, 2001, between Rurban Financial         Company's Annual Report on Form 10-K for
                         Corp. and Kenneth A. Joyce; and Amended            the fiscal year ended December 31, 2002
                         Schedule A to Exhibit 10(s) identifying other      (File No. 0-13507) [Exhibit 10(s)].
                         identical Executive Salary Continuation
                         Agreements between executive officers of Rurban
                         Financial Corp. and Rurban Financial Corp.

10(t)                    Split-Dollar Dollar Insurance Agreement, dated     Incorporated herein by reference to the
                         April 3, 1992, between Robert Constien and         Company's Annual Report on Form 10-K for
                         Rurban Financial Corp.                             the fiscal year ended December 31, 2002
                                                                            (File No. 0-13507) [Exhibit 10(t)].

10(u)                    Rurban Financial Corp. Stock Option Plan           Incorporated herein by reference to the
                                                                            Company's Annual Report on Form 10-K for
                                                                            the fiscal year ended December 31, 1996
                                                                            (File No. 0-13507) [Exhibit 10(u)].

10(v)                    Rurban Financial Corp. Plan to Allow Directors     Incorporated herein by reference to the
                         to Elect to Defer Compensation                     Company's Annual Report on Form 10-K for
                                                                            the fiscal year ended December 31, 1996
                                                                            (File No. 0-13507) [Exhibit 10(v)].

10(w)                    Form of Non-Qualified Stock Option Agreement       Incorporated herein by reference to the
                                                                            Company's Annual Report on Form 10-K for
                                                                            the fiscal year ended December 31, 1997
                                                                            (File No. 0-13507 [Exhibit 10(w)].

10(x)                    Form of Incentive Stock Option Agreement           Incorporated herein by reference to the
                                                                            Company's Annual Report on Form 10-K for
                                                                            the fiscal year ended December 31, 1997
                                                                            (File No. 0-13507 [Exhibit 10(x)].

Exhibit No.                              Description                                        Location
-----------                              -----------                                        --------
10(y)                    Employees' Stock Ownership and Savings Plan        Incorporated herein by reference to the
                         of Rurban Financial Corp.                          Company's Annual Report on Form 10-K for
                                                                            the fiscal year ended December 31, 1999
                                                                            (File No. 0-13507 [Exhibit 10(y)].

10(z)                    Rurban Financial Corp. Employee Stock              Incorporated herein by reference to the
                         Purchase Plan                                      Company's Annual Report on Form 10-K for
                                                                            the fiscal year ended December 31, 2002
                                                                            (File No. 0-13507) [Exhibit 10(z)].

10(aa)                   Change in Control Agreement, dated March 14,       Included in this Annual Report on Form
                         2001, between Rurban Financial Corp. and           10-K as Exhibit 10(aa).
                         Kenneth A. Joyce; and Schedule A to Exhibit
                         10(aa) identifying other substantially
                         identical agreements between Rurban Financial
                         Corp. and certain executive officers of Rurban
                         Financial Corp.

10(bb)                   Supplemental Severance Agreement, dated June       Included in this Annual Report on Form
                         25, 2002, between Rurban Financial Corp. and       10-K as Exhibit 10(bb).
                         Robert W. Constien; and Schedule A to Exhibit
                         10(bb) identifying other substantially
                         identical agreements between Rurban Financial
                         Corp. and certain executive officers of Rurban
                         Financial Corp.

(b)      Reports on Form 8-K

         Not Applicable.

(c)      Exhibits.

         Exhibits filed with this Annual Report on Form 10-K are attached hereto. For a list of such exhibits, see "Index to Exhibits" at page 96.

(c)      Financial Statement Schedules.

(d)      None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           RURBAN FINANCIAL CORP.

                                               /s/ James E. Adams
                                               -------------------------------
Date: March 30, 2004                       By: James E. Adams, Executive
                                               Vice President,
                                               Chief Financial Officer & Chief
                                               Accounting Officer

POWER OF ATTORNEY

         KNOW ALL MEN BY THESE PRESENTS, that each undersigned officer and/or director of Rurban Financial Corp., an Ohio Company which is about to file with the Securities and Exchange Commission, Washington, D.C., under the provisions of the Securities Exchange Act of 1934, as amended, the Annual Report on Form 10-K for the fiscal year ended December 31, 2003, hereby constitutes and appoints Kenneth A. Joyce and James E. Adams as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign both the Annual Report on Form 10-K and any and all amendments and documents related thereto, and to file the same, and any and all exhibits, financial statements and schedules related thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and substitute or substitutes, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

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

        Name                                     Date                                  Capacity
        ----                                     ----                                  --------
/s/ Kenneth A. Joyce                        March 30, 2004           President, Chief Executive Officer, Principal
--------------------                                                 Executive Officer and Director
Kenneth A. Joyce

/s/ Thomas A. Buis                          March 30, 2004           Director
------------------
Thomas A. Buis

/s/ Thomas M. Callan                        March 30, 2004           Director
--------------------
Thomas M. Callan

/s/ John R. Compo                           March 30, 2004           Director
-----------------
John R. Compo

/s/ John Fahl                               March 30, 2004           Director
-------------
John Fahl

/s/ Robert A. Fawcett, Jr.                  March 30, 2004           Director
--------------------------
Robert A. Fawcett, Jr.

/s/ Eric C. Hench                           March 30, 2004          Director
-----------------
Eric C. Hench

/s/ Steven D. VanDemark                     March 30, 2004          Director
-----------------------
Steven D. VanDemark

/s/ J. Michael Walz, D.D.S                  March 30, 2004          Director
--------------------------
J. Michael Walz, D.D.S

Date: March  30, 2004

                             RURBAN FINANCIAL CORP.

                           ANNUAL REPORT ON FORM 10-K
                     FOR FISCAL YEAR ENDED DECEMBER 31, 2003

                          INDEX TO FINANCIAL STATEMENTS

CONTENTS

INDEPENDENT ACCOUNTANTS' REPORT....................................................................            F-1

CONSOLIDATED FINANCIAL STATEMENTS

    Balance Sheets.................................................................................     F-2 to F-3

    Statements of Income...........................................................................     F-4 to F-5

    Statements of Stockholders' Equity.............................................................            F-6

    Statements of Cash Flows.......................................................................     F-7 to F-8

    Notes to Financial Statements..................................................................    F-9 to F-40

                                                              312 Walnut Street,

                                                            Cincinnati, Oh 45202
                                                       513 621-8300 Fax 513 621-

[BKD LLP LOGO]

8345
                                                       BKD.COM

                         INDEPENDENT ACCOUNTANTS' REPORT

Board of Directors
Rurban Financial Corp.
Defiance, Ohio

We have audited the accompanying consolidated balance sheets of Rurban Financial Corp. as of December 31, 2003 and 2002, and the related consolidated statements of income, stockholders' equity, and cash flows for the years ended December 31, 2003 and 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of Rurban Financial Corp. as of and for the year ended December 31, 2001, were audited by other auditors whose opinion dated April 8, 2002 was unqualified.

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

In our opinion, the consolidated financial statements described above present fairly, in all material respects, the consolidated financial position of Rurban Financial Corp. as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ BKD, LLP

Cincinnati, Ohio
February 11, 2004

                                                                      [MRI LOGO]

                                                                            F-1.

                             RURBAN FINANCIAL CORP.
                           CONSOLIDATED BALANCE SHEETS
                                   DECEMBER 31

                                                                            2003               2002
                                                                      -----------------------------------
ASSETS

  Cash and due from banks                                             $     14,176,952   $     37,018,337
  Federal funds sold                                                        10,000,000         14,000,000
                                                                      ----------------   ----------------
         Cash and cash equivalents                                          24,176,952         51,018,337
                                                                      ----------------   ----------------
  Interest-bearing deposits                                                    260,000            260,000
  Available-for-sale securities                                            107,698,595        115,108,762
  Loans held for sale                                                          218,753         63,536,309
  Loans                                                                    284,104,311        487,474,626
  Allowance for loan losses                                                (10,181,135)       (17,693,841)
                                                                      ----------------   ----------------
         Net loans                                                         273,923,176        469,780,785
                                                                      ----------------   ----------------
  Premises and equipment                                                    11,145,499         13,786,408
  Premises and equipment held for sale                                              --            909,205
  Federal Reserve and Federal Home Loan Bank stock                           2,744,900          3,665,900
  Foreclosed assets held for sale, net                                       1,390,552          1,960,276
  Interest receivable                                                        2,000,732          3,966,721
  Deferred income taxes                                                      2,304,264          5,148,523
  Goodwill                                                                   2,144,304          2,323,643
  Core deposits and other intangibles                                          644,987            770,777
  Other                                                                      6,659,158         10,081,033
                                                                      ----------------   ----------------

       Total assets                                                   $    435,311,872   $    742,316,679
                                                                      ================   ================

See Notes to Consolidated Financial Statements

                                                                            F-2.

                                                                               2003                2002
                                                                          -----------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

   LIABILITIES
       Deposits
          Demand                                                          $     46,084,861   $     46,114,153
          Savings, NOW and money market                                         96,721,318        117,738,013
          Time                                                                 174,668,570        404,007,515
                                                                          ----------------   ----------------
              Total deposits                                                   317,474,749        567,859,681
                                                                          ----------------   ----------------
       Deposits held for sale                                                           --         68,175,660
       Securities sold under agreements to repurchase                            3,923,754                 --
       Notes payable                                                            10,327,599          6,000,000
       Federal Home Loan Bank advances                                          39,000,000         47,850,000
       Trust preferred securities                                               10,000,000         10,000,000
       Interest payable                                                          2,347,303          2,971,448
       Other liabilities                                                         3,855,711          3,077,558
                                                                          ----------------   ----------------
              Total liabilities                                                386,929,116        705,934,347
                                                                          ----------------   ----------------

   COMMITMENTS AND CONTINGENT LIABILITIES

   STOCKHOLDERS' EQUITY
       Common stock, $2.50 stated value; authorized 10,000,000 shares;
         issued 4,575,702 shares; outstanding 2003 - 4,565,879 shares,
         2002 - 4,565,721 shares                                                11,439,255         11,439,255
       Additional paid-in capital                                               11,009,268         11,009,733
       Retained earnings                                                        26,209,444         13,904,212
       Unearned employee stock ownership plan (ESOP) shares                       (163,493)          (320,765)
       Accumulated other comprehensive income                                      201,082            664,911
       Treasury stock, at cost
          Common; 2003 - 9,823 shares, 2002 - 9,981 shares                        (312,800)          (315,014)
                                                                          ----------------   ----------------
              Total stockholders' equity                                        48,382,756         36,382,332
                                                                          ----------------   ----------------

              Total liabilities and stockholders' equity                  $    435,311,872   $    742,316,679
                                                                          ================   ================

See Notes to Consolidated Financial Statements

                                                                            F-3.

                             RURBAN FINANCIAL CORP.
                        CONSOLIDATED STATEMENTS OF INCOME
                             YEARS ENDED DECEMBER 31

                                                             2003               2002               2001
                                                       ------------------------------------------------------
INTEREST INCOME
    Loans                                              $     24,394,714   $     43,294,773   $     50,482,611
    Securities
       Taxable                                                2,805,614          4,781,105          5,462,886
       Tax-exempt                                               172,063            219,713            406,199
    Other                                                       401,459            295,053            167,133
                                                       ----------------   ----------------   ----------------
           Total interest income                             27,773,850         48,590,644         56,518,829
                                                       ----------------   ----------------   ----------------

INTEREST EXPENSE
    Deposits                                                 10,024,718         20,300,799         26,414,346
    Notes payable                                               596,418            514,515            328,340
    Federal Home Loan Bank advances                           2,276,439          2,923,090          2,986,829
    Trust preferred securities                                1,074,722          1,074,577          1,048,109
                                                       ----------------   ----------------   ----------------
           Total interest expense                            13,972,297         24,812,981         30,777,624
                                                       ----------------   ----------------   ----------------

NET INTEREST INCOME                                          13,801,553         23,777,663         25,741,205

PROVISION FOR LOAN LOSSES                                     1,202,000         27,530,583          8,733,000
                                                       ----------------   ----------------   ----------------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES          12,599,553         (3,752,920)        17,008,205
                                                       ----------------   ----------------   ----------------

NONINTEREST INCOME
    Data service fees                                         8,971,632          7,815,589          6,125,970
    Trust fees                                                2,602,270          2,468,159          2,744,743
    Customer service fees                                     2,179,036          2,617,708          2,592,704
    Net gains on loan sales                                     415,851            758,663            889,462
    Net realized gains (losses) on sales of
      available-for-sale securities                              23,632           (833,515)           489,641
    Loan servicing fees                                         394,647            402,143            559,648
    Gain on sale of branches                                 19,900,945                 --                 --
    Other                                                       199,343            550,521            759,445
                                                       ----------------   ----------------   ----------------
           Total noninterest income                          34,687,356         13,779,268         14,161,613
                                                       ----------------   ----------------   ----------------

See Notes to Consolidated Financial Statements

                                                                            F-4.

                                                             2003               2002               2001
                                                       ------------------------------------------------------
NONINTEREST EXPENSE
    Salaries and employee benefits                     $     13,428,366   $     15,719,892   $     15,448,319
    Net occupancy expense                                     1,183,569          1,349,537          1,210,915
    Equipment expense                                         4,201,260          3,960,712          3,488,586
    Data processing fees                                        435,700            492,534            473,196
    Professional fees                                         4,171,758          3,129,592          1,712,161
    Marketing expense                                           397,137            487,754            612,234
    Printing and office supplies                                472,193            755,814            705,583
    Telephone and communications                                716,227            792,168            681,450
    Postage and delivery expense                                540,339            625,173            590,570
    State, local and other taxes                                617,036            780,515            641,452
    Other                                                     2,514,750          2,385,029          2,453,828
                                                       ----------------   ----------------   ----------------
           Total noninterest expense                         28,678,335         30,478,720         28,018,294
                                                       ----------------   ----------------   ----------------

INCOME BEFORE INCOME TAX                                     18,608,574        (20,452,372)         3,151,524

PROVISION (CREDIT) FOR INCOME TAXES                           6,303,342         (7,044,488)           898,566
                                                       ----------------   ----------------   ----------------

NET INCOME (LOSS)                                      $     12,305,232   $    (13,407,884)  $      2,252,958
                                                       ================   ================   ================

BASIC EARNINGS (LOSS) PER SHARE                        $           2.71   $          (2.95)  $           0.50
                                                       ================   ================   ================

DILUTED EARNINGS (LOSS) PER SHARE                      $           2.70   $          (2.95)  $           0.50
                                                       ================   ================   ================

See Notes to Consolidated Financial Statements

                                                                            F-5.

                             RURBAN FINANCIAL CORP.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             YEARS ENDED DECEMBER 31

                                                                                          ACCUMULATED
                                                 ADDITIONAL                  UNEARNED        OTHER
                                      COMMON      PAID-IN       RETAINED       ESOP      COMPREHENSIVE   TREASURY
                                      STOCK       CAPITAL       EARNINGS      SHARES     INCOME (LOSS)     STOCK         TOTAL
                                    ----------------------------------------------------------------------------------------------
BALANCE, JANUARY 1, 2001            11,439,255  $11,113,340   $ 31,450,244  $ (721,442)  $    328,490   $(3,469,701)  $ 50,140,186

 Comprehensive income
  Net income                                                     2,252,958                                               2,252,958
  Change in unrealized gain (loss)
   on securities available for
   sale, net of reclassification
   adjustment and tax effect                                                                  393,361                      393,361
                                                                                                                      ------------
   Total comprehensive income                                                                                            2,646,319
                                                                                                                      ------------
 Dividends on common stock, $0.47
  per share                                                     (2,158,392)                                             (2,158,392)
 Purchase of stock (3,049 shares)                                                                           (45,400)       (45,400)
 Stock options exercised (3,049
  treasury shares)                                   (4,180)                                                 50,162         45,982
 Declaration of 5% stock dividend
  net of cash paid in lieu of
  fractional shares and issuance
  of 216,744 treasury shares                        (95,876)    (3,045,784)                               3,133,001         (8,659)
 ESOP shares earned                                                            209,296                                     209,296
                                    ----------  -----------   ------------  ----------   ------------   -----------   ------------

BALANCE, DECEMBER 31, 2001          11,439,255   11,013,284     28,499,026    (512,146)       721,851      (331,938)    50,829,332

 Comprehensive income
  Net loss                                                     (13,407,884)                                            (13,407,884)
  Change in unrealized gain (loss)
   on securities available for
   sale, net of reclassification
   adjustment and tax effect                                                                  (56,940)                     (56,940)
                                                                                                                      ------------

   Total comprehensive income                                                                                          (13,464,824)
                                                                                                                      ------------
 Dividends on common stock, $0.26
  per share                                                     (1,186,930)                                             (1,186,930)
 Stock options exercised (1,208
  treasury shares)                                   (3,551)                                                 16,924         13,373
 ESOP shares earned                                                            191,381                                     191,381
                                    ----------  -----------   ------------  ----------   ------------   -----------   ------------

BALANCE, DECEMBER 31, 2002          11,439,255   11,009,733     13,904,212    (320,765)       664,911      (315,014)    36,382,332

 Comprehensive income
  Net income                                                    12,305,232                                              12,305,232
  Change in unrealized gain (loss)
   on securities available for
   sale, net of reclassification
   adjustment and tax effect                                                                 (463,829)                    (463,829)
                                                                                                                      ------------
   Total comprehensive
    income                                                                                                              11,841,403
                                                                                                                      ------------
 Stock options exercised (158
  treasury shares)                                     (465)                                                  2,214          1,749
 ESOP shares earned                                                            157,272                                     157,272
                                    ----------  -----------   ------------  ----------   ------------   -----------   ------------

BALANCE, DECEMBER 31, 2003          11,439,255  $11,009,268   $ 26,209,444  $ (163,493)  $    201,082   $  (312,800)  $ 48,382,756
                                    ==========  ===========   ============  ==========   ============   ===========   ============

See Notes to Consolidated Financial Statements

                                                                            F-6.

                             RURBAN FINANCIAL CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             YEARS ENDED DECEMBER 31

                                                             2003               2002               2001
                                                       ------------------------------------------------------
OPERATING ACTIVITIES
    Net income (loss)                                  $     12,305,232   $    (13,407,884)  $      2,252,958
    Items not requiring (providing) cash
       Depreciation and amortization                          2,310,122          2,277,322          1,942,325
       Provision for loan losses                              1,202,000         27,530,583          8,733,000
       ESOP shares earned                                       157,272            191,381            209,296
       Amortization of premiums and discounts on
          securities                                          1,049,838          1,963,325                 --
       Amortization of intangible assets                        125,790            138,284            120,661
       Deferred income taxes                                  3,083,200         (1,334,489)        (2,078,874)
       Proceeds from sale of loans held for sale             39,124,752         37,748,464         31,467,939
       Originations of loans held for sale                  (38,927,654)       (36,549,810)       (29,851,752)
       Gain from sale of loans                                 (415,851)          (758,663)          (889,462)
       Gain on sale of branches                             (19,900,945)                --                 --
       Loss on sale of foreclosed assets                        248,951                 --                 --
       Gain on sales of fixed assets                            (79,084)                --                 --
       Net realized (gains) losses on
          available-for-sale securities                         (23,632)           833,515           (489,641)
    Changes in
       Interest receivable                                    1,965,989          1,674,277            776,307
       Other assets                                           3,218,909         (6,050,115)           (70,265)
       Interest payable and other liabilities                   237,820          1,060,233         (3,679,000)
                                                       ----------------   ----------------   ----------------

           Net cash provided by operating
              activities                                      5,682,709         15,316,423          8,443,492
                                                       ----------------   ----------------   ----------------

INVESTING ACTIVITIES
    Net change in interest-bearing deposits                          --                 --           (150,000)
    Purchases of available-for-sale securities             (133,540,054)      (134,355,439)       (71,576,221)
    Proceeds from maturities of
      available-for-sale securities                         121,586,538         53,890,402         38,131,013
    Proceeds from the sales of
      available-for-sale securities                          17,634,708         81,916,528         19,060,258
    Net change in loans                                     127,071,877         59,829,614        (30,347,839)
    Purchase of premises and equipment                       (2,851,908)        (6,910,438)        (2,856,133)
    Proceeds from sales of premises and equipment             1,561,574                 --                 --
    Proceeds from sale of foreclosed assets                   2,577,604                 --                 --
    Purchase of Federal Home Loan and Federal
      Reserve Bank stock                                       (120,400)          (433,000)                --
    Proceeds from sale of Federal Home Loan Bank
      stock                                                   1,041,400                 --                 --
    Proceeds from assumption of net liabilities
      in business acquisition                                        --         40,069,328                 --
    Payments for assumption of liabilities in
      branch sales                                          (74,680,022)                --                 --
                                                       ----------------   ----------------   ----------------

           Net cash provided by (used in)
              investing activities                           60,281,317         94,006,995        (47,738,922)
                                                       ----------------   ----------------   ----------------

See Notes to Consolidated Financial Statements

                                                                            F-7.

                                                            2003                2002                2001
                                                       ------------------------------------------------------
FINANCING ACTIVITIES
    Net increase (decrease) in demand deposits,
      money market, NOW and savings accounts           $     33,380,843   $    (43,508,229)  $     19,808,390
    Net increase (decrease) in certificates of                                                     24,730,658
      deposit                                              (121,226,188)       (23,096,882)
    Net increase in securities sold under
      agreements to repurchase                                3,923,754                 --                 --
    Net increase (decrease) in federal funds
      purchased                                                      --        (14,850,000)         1,650,000
    Proceeds from Federal Home Loan Bank advances            10,000,000          5,000,000         16,500,000
    Repayment of Federal Home Loan Bank advances            (18,850,000)       (11,425,069)       (14,388,845)
    Proceeds from notes payable                              10,097,881          6,000,000                 --
    Repayment of notes payable                              (10,133,450)                --                 --
    Proceeds from stock options exercised                         1,749             13,373             45,982
    Purchase of treasury stock                                       --                 --            (45,400)
    Dividends paid                                                   --         (1,780,317)        (2,086,370)
    Cash paid in lieu of fractional shares for
      5% stock dividend                                              --                 --             (8,659)
                                                       ----------------   ----------------   ----------------

           Net cash provided by (used in)
              financing activities                          (92,805,411)       (83,647,124)        46,205,756
                                                       ----------------   ----------------   ----------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS            (26,841,385)        25,676,294          6,910,326

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                 51,018,337         25,342,043         18,431,717
                                                       ----------------   ----------------   ----------------

CASH AND CASH EQUIVALENTS, END OF YEAR                 $     24,176,952   $     51,018,337   $     25,342,043
                                                       ================   ================   ================

SUPPLEMENTAL CASH FLOWS INFORMATION

    Interest paid                                      $     14,596,442   $     25,472,126   $     31,760,174

    Income taxes paid (net of refunds)                 $     (1,602,512)  $             --   $      5,250,000

    Note payable in lieu of cash as
      consideration in branch sale                     $      4,363,168   $             --   $             --

    Transfer of loans to foreclosed assets             $      2,256,831   $             --   $             --

See Notes to Consolidated Financial Statements

                                                                            F-8.

                     RURBAN FINANCIAL CORP. AND SUBSIDIARIES

NOTE 1: NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     NATURE OF OPERATIONS

          Rurban Financial Corp. ("Company") is a bank holding company whose principal activity is the ownership and management of its wholly-owned subsidiaries, The State Bank and Trust Company ("State Bank"), RFC Banking Company ("RFCBC"), Rurbanc Data Services, Inc. ("RDSI"), Rurban Life Insurance Company ("Rurban Life") and Rurban Statutory Trust 1 ("RST"). State Bank owns all of the outstanding stock of Reliance Financial Services, N.A. ("RFS") and Rurban Mortgage Company ("RMC"). State Bank is primarily engaged in providing a full range of banking and financial services to individual and corporate customers in northern Ohio. State Bank is subject to competition from other financial institutions. State Bank is subject to the regulation of certain federal and state agencies and undergo periodic examinations by those regulatory authorities. RFCBC was primarily engaged in providing a full range of banking and financial services until the completion of the branch sales in June 2003. RFCBC formally relinquished its banking powers in September 2003. RFCBC now operates as a loan subsidiary that continues to administer classified loans that were not included in the sale of branches in 2003. RDSI provides data processing services to financial institutions located in Ohio, Michigan, Indiana, and Missouri. Rurban Life provides credit life and disability insurance to customers. RFS offers a diversified array of trust and financial services to customers nationwide. RST is a trust which was organized in 2000 to manage the Company's trust preferred securities.

     PRINCIPLES OF CONSOLIDATION

          The consolidated financial statements include the accounts of the Company, State Bank, RFCBC, RDSI, Rurban Life, RST, RFS and RMC. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

                                                                            F-9.

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

                                   (Continued)

                                                                           F-10.

                     RURBAN FINANCIAL CORP. AND SUBSIDIARIES

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

     INTANGIBLE ASSETS

          Intangible assets are being amortized on an accelerated basis over weighted-average periods ranging from one to seven years. Such assets are periodically evaluated as to the recoverability of their carrying value.

                                   (Continued)

                                                                           F-11.

                     RURBAN FINANCIAL CORP. AND SUBSIDIARIES

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

     STOCK OPTIONS

          At December 31, 2003, the Company has a stock-based employee compensation plan, which is described more fully in Note 19. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the grant date. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                     2003               2002               2001
                                               ----------------    ----------------   ----------------
Net income (loss), as reported                 $     12,305,232    $    (13,407,884)  $      2,252,958
Less: Total stock-based employee
   compensation cost determined under
   the fair value based method, net of
   income taxes                                         (63,108)            (78,974)          (148,908)
                                               ----------------    ----------------   ----------------

Pro forma net income                           $     12,242,124    $    (13,486,858)  $      2,104,050
                                               ================    ================   ================

Earnings per share:
    Basic - as reported                        $           2.71    $          (2.95)  $           0.50
                                               ================    ================   ================
    Basic - pro forma                          $           2.69    $          (2.97)  $           0.46
                                               ================    ================   ================
    Diluted - as reported                      $           2.70    $          (2.95)  $           0.50
                                               ================    ================   ================
    Diluted - pro forma                        $           2.69    $          (2.97)  $           0.46
                                               ================    ================   ================

                                   (Continued)

                                                                           F-12.

                     RURBAN FINANCIAL CORP. AND SUBSIDIARIES

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

NOTE 2: RESTRICTION ON CASH AND DUE FROM BANKS

          The Banks are required to maintain reserve funds in cash and/or on deposit with the Federal Reserve Bank. The reserve required at December 31, 2003, was $4,068,000.

                                   (Continued)

                                                                           F-13.

                     RURBAN FINANCIAL CORP. AND SUBSIDIARIES

NOTE 3: SECURITIES

          The amortized cost and approximate fair values of securities were as follows:

                                                         GROSS             GROSS
                                     AMORTIZED         UNREALIZED        UNREALIZED       APPROXIMATE
                                        COST             GAINS             LOSSES          FAIR VALUE
                                   --------------    --------------    ---------------   --------------
AVAILABLE-FOR-SALE
   SECURITIES:
    December 31, 2003:
       U.S. Treasury and
          government agencies      $   43,867,812    $       63,023    $       (11,746)  $   43,919,089
       Mortgage-backed
          securities                   59,237,791           339,412           (317,253)      59,259,950
       State and political
          subdivision                   4,202,856           232,199               (965)       4,434,090
       Equity securities                   35,466                --                 --           35,466
       Other securities                    50,000                --                 --           50,000
                                   --------------    --------------    ---------------   --------------

                                   $  107,393,925    $      634,634    $      (329,964)  $  107,698,595
                                   ==============    ==============    ===============   ==============

    December 31, 2002:
       U.S. Treasury and
          government agencies      $   54,770,502    $       46,271    $       (15,731)  $   54,801,042
       Mortgage-backed
          securities                   54,875,436           796,267            (28,713)      55,642,990
       State and political
          subdivision                   4,308,675           209,346                 --        4,518,021
       Equity securities                   96,709                --                 --           96,709
       Other securities                    50,000                --                 --           50,000
                                   --------------    --------------    ---------------   --------------

                                   $  114,101,322    $    1,051,884    $       (44,444)  $  115,108,762
                                   ==============    ==============    ===============   ==============

          The amortized cost and fair value of securities available for sale at December 31, 2003, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                   (Continued)

                                                                           F-14.

                     RURBAN FINANCIAL CORP. AND SUBSIDIARIES

                                                AVAILABLE FOR SALE
                                           AMORTIZED             FAIR
                                              COST               VALUE
                                        ----------------    ----------------
Within one year                         $     35,104,084    $     35,142,311
One to five years                              6,113,997           6,206,394
Five to ten years                              6,567,595           6,709,601
After ten years                                  370,458             380,339
                                        ----------------    ----------------
                                              48,156,134          48,438,645
Mortgage-backed securities                    59,237,791          59,259,950
                                        ----------------    ----------------

       Totals                           $    107,393,925    $    107,698,595
                                        ================    ================

          The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was $71,606,721 at December 31, 2003, and $91,330,997 at December 31, 2002.

          Gross gains of $42,051, $1,117,251 and $666,458 and gross losses of $18,419, $1,950,766 and $176,817 resulting from sales of available-for-sale securities were realized for 2003, 2002 and 2001, respectively. The tax expense for net security gains (losses) for 2003, 2002 and 2001 was $8,000, $(283,000), and $166,000,
          respectively.

          Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments at December 31, 2003, was $38,728,336, which is approximately 36% of the Company's available-for-sale investment portfolio. These declines primarily resulted from recent increases in market interest rates and failure of certain investments to maintain consistent credit quality ratings.

          Based on evaluation of available evidence, including recent changes in market interest rates, credit rating information and information obtained from regulatory filings, management believes the declines in fair value for these securities are temporary.

          Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.

                                   (Continued)

                                                                           F-15.

                     RURBAN FINANCIAL CORP. AND SUBSIDIARIES

          Securities with unrealized losses at December 31, 2003 are as follows:

                            LESS THAN 12 MONTHS           12 MONTHS OR LONGER                 TOTAL
                         --------------------------    -------------------------   ---------------------------
                                         UNREALIZED                  UNREALIZED                    UNREALIZED
                           FAIR VALUE      LOSSES      FAIR VALUE      LOSSES        FAIR VALUE      LOSSES
                         -------------   ----------    -----------   -----------   -------------   -----------
AVAILABLE-FOR-SALE
   SECURITIES:
      U.S. Treasury
        and government
        agencies         $   3,370,349   $  (11,746)   $        --   $        --   $   3,370,349   $   (11,746)

      Mortgage-backed
        securities          33,512,674     (299,388)     1,726,820       (17,865)     35,239,494      (317,253)

      State and
        political
        subdivisions           118,493         (965)            --            --         118,493          (965)
                         -------------   ----------    -----------   -----------   -------------   -----------

                         $  37,001,516   $ (312,099)   $ 1,726,820   $   (17,865)  $  38,728,336   $  (329,964)
                         =============   ==========    ===========   ===========   =============   ===========

NOTE 4: LOANS AND ALLOWANCE FOR LOAN LOSSES

          Categories of loans at December 31, include:

                                                                        2003                2002
                                                                   ----------------   ----------------
Commercial                                                         $     89,470,661   $    123,053,492
Commercial real estate                                                   62,339,628        129,718,943
Agricultural                                                             36,721,822         68,953,865
Residential real estate                                                  46,717,917         84,431,599
Consumer                                                                 37,309,999         60,138,463
Leasing                                                                  11,774,730         21,509,394
                                                                   ----------------   ----------------
       Total loans                                                      284,334,757        487,805,756

Less
    Net deferred loan fees, premiums and discounts                         (230,446)          (331,130)
    Allowance for loan losses                                           (10,181,135)       (17,693,841)
                                                                   ----------------   ----------------
       Net loans                                                   $    273,923,176   $    469,780,785
                                                                   ================   ================

                                   (Continued)

                                                                           F-16.

                     RURBAN FINANCIAL CORP. AND SUBSIDIARIES

          Activity in the allowance for loan losses was as follows:

                                           2003              2002             2001
                                      --------------    --------------    --------------
Balance, beginning of year            $   17,693,841    $    9,238,936    $    7,214,970
Amounts assumed in acquisition                   --          1,427,000               --
Provision charged to expense               1,202,000        27,530,583         8,733,000
Recoveries                                 3,139,534         1,270,773           463,923
Losses charged off                       (11,854,240)      (21,773,451)       (7,172,957)
                                      --------------    --------------    --------------

Balance, end of year                  $   10,181,135    $   17,693,841         9,238,936
                                      ==============    ==============    ==============

          Individual loans determined to be impaired were as follows:

                                                     2003               2002               2001
                                                ---------------    ---------------    ---------------
Year-end impaired loans with no allowance
   for loan losses allocated                    $       153,000    $     1,186,000    $     1,937,000
Year-end loans with allowance for loan
   losses allocated                                  19,685,000         13,736,000          9,134,000
                                                ---------------    ---------------    ---------------

Total impaired loans                            $    19,838,000    $    14,922,000    $    11,071,000
                                                ===============    ===============    ===============

Amount of allowance allocated                   $     5,651,000    $     5,067,000    $     3,647,000

Average of impaired loans during the year       $    18,633,000    $    17,340,000    $     7,999,000

Interest income recognized during
   impairment                                   $     1,186,762    $       718,626    $       421,000

Cash-basis interest income recognized           $     1,076,397    $       693,390    $       412,000

          At December 31, 2003 and 2002, accruing loans delinquent 90 days or more totaled $0 and $476,000, respectively. Non-accruing loans at December 31, 2003 and 2002 were $18,352,000 and $18,259,000, respectively.

NOTE 5: ASSETS AND LIABILITIES HELD FOR SALE

          On December 30, 2002, an agreement was signed to sell the branches of RFCBC which comprise the Citizens Savings Bank division. As of December 31, 2002, these branches had total loans of $63,536,309, total fixed assets (net of accumulated depreciation) of $909,205 and total deposits of $68,175,660. When this transaction was closed in March 2003, assets purchased and liabilities assumed included loans of approximately $57,200,000, fixed assets (net of accumulated depreciation) of approximately $869,000, and deposits of approximately $70,800,000. A net gain of $7,776,166 was recorded on this transaction.

                                   (Continued)

                                                                           F-17.

                     RURBAN FINANCIAL CORP. AND SUBSIDIARIES

          On June 6, 2003 additional branches of RFCBC which comprise the Peoples Banking Company and First Bank of Ottawa divisions were sold. Assets purchased and liabilities assumed included loans of approximately $76,600,000, fixed assets (net of accumulated depreciation) of approximately $1,400,000 and deposits of approximately $166,200,000. A net gain of $12,124,779 was recorded on this transaction.

          The Company does not maintain a separate statement of operations for each division.

NOTE 6: PREMISES AND EQUIPMENT

          Major classifications of premises and equipment including those held for sale, stated at cost, were as follows:

                                               2003                2002
                                         ----------------   ----------------
Land                                     $        695,625   $      1,021,212
Buildings and improvements                      5,259,930          8,252,239
Equipment                                      14,163,795         14,955,945
                                         ----------------   ----------------
                                               20,119,350         24,229,396
Less accumulated depreciation                  (8,973,851)        (9,533,783)
                                          ---------------   ----------------

       Net premises and equipment        $     11,145,499   $     14,695,613
                                         ================   ================

NOTE 7: GOODWILL

          During 2002, the Company changed its method of accounting and financial reporting for goodwill and other intangible assets by adopting the provisions of Statement of Financial Accounting Standards No. 142. There was no material impact of the adoption on the financial statements.

          The changes in the carrying amount of goodwill for the years ended December 31, 2003 and 2002, were:

                                               2003               2002               2001
                                         ----------------   ----------------   ----------------
Balance as of January 1                  $      2,323,643   $        179,339   $        276,731
    Goodwill acquired during the year                  --          2,144,304                 --
    Write down due to branch sales               (179,339)                --                 --
    Amortization                                       --                 --            (97,392)
                                         ----------------   ----------------   ----------------

Balance as of December 31                $      2,144,304   $      2,323,643   $        179,339
                                         ================   ================   ================

          All goodwill is allocated to the banking segment of the business.

                                   (Continued)

                                                                           F-18.

                     RURBAN FINANCIAL CORP. AND SUBSIDIARIES

NOTE 8: OTHER INTANGIBLE ASSETS

          The carrying basis and accumulated amortization of recognized intangible assets at December 31, 2003 and 2002, were:

                                            2003                                  2002
                             GROSS CARRYING       ACCUMULATED       GROSS CARRYING      ACCUMULATED
                                 AMOUNT           AMORTIZATION          AMOUNT          AMORTIZATION
                            ----------------    ----------------   ----------------   ----------------
Core deposits               $        708,435    $       (226,224)  $        708,435   $       (119,042)
Other                                200,627             (37,851)           200,627            (19,243)
                            ----------------    ----------------   ----------------   ----------------

                            $        909,062    $       (264,075)  $        909,062   $       (138,285)
                             ===============     ===============    ===============    ===============

          Amortization expense for the years ended December 31, 2003 and 2002, was $125,790 and $138,285, respectively. Estimated amortization expense for each of the following five years is:

2004                                 $100,397
2005                                   83,530
2006                                   69,728
2007                                   58,535
2008                                   49,246

NOTE 9: LOAN SERVICING

          Mortgage loans sold to and serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage loans serviced for others were $22,573,306 and $32,057,079 at December 31, 2003 and 2002, respectively.

          The aggregate fair value of capitalized mortgage servicing rights at December 31, 2003 and 2002 totaled $150,653 and $207,790, respectively. Comparable market values and a valuation model that calculates the present value of future cash flows were used to estimate fair value. For purposes of measuring impairment, risk characteristics including product type, investor type, and interest rates, were used to stratify the originated mortgage servicing rights.

                                                                       2003                 2002
                                                                 ----------------     ----------------
Mortgage servicing rights
    Balance, beginning of year                                   $        207,790     $        385,927
    Servicing rights capitalized                                               --                   --
    Amortization of servicing rights                                      (57,137)            (178,137)
                                                                 ----------------     ----------------

    Balance, end of year                                         $        150,653     $        207,790
                                                                 ================     ================

                                   (Continued)

                                                                           F-19.

                     RURBAN FINANCIAL CORP. AND SUBSIDIARIES

NOTE 10: INTEREST-BEARING DEPOSITS

          Interest-bearing deposits in denominations of $100,000 or more were $54,858,000 on December 31, 2003, and $172,055,000 on December 31,
          2002. Certificates of deposit obtained from brokers totaled approximately $21,892,000 and $93,045,000 at December 31, 2003 and 2002, respectively.

          At December 31, 2003, the scheduled maturities of time deposits were as follows:

2004                                            $    122,908,519
2005                                                  27,539,964
2006                                                  15,330,979
2007                                                   6,308,311
2008                                                   2,140,622
Thereafter                                               440,175
                                                ----------------

                                                $    174,668,570
                                                ================

          At December 31, 2002, RFCBC had approximately $40 million in certificates of deposit which had been accepted from brokers. On June 6, 2003, $32.3 million was sold in the branch sales. Of the $21.9 million in brokered deposits held at State Bank at December 31, 2003, $12.2 million mature within the next year.

NOTE 11: SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

          Securities sold under agreements to repurchase consist of obligations of the Company to other parties and are used by the Company to facilitate cash management transactions with commercial customers. The obligations are secured by agency securities and such collateral is held by The Federal Home Loan Bank. The maximum amount of outstanding agreements at any month end during 2003 totaled $5,765,000 and the monthly average of such agreements totaled $1,215,000. The agreements at December 31, 2003, mature within one month. The Company had no agreements during 2002.

                                   (Continued)

                                                                           F-20.

                     RURBAN FINANCIAL CORP. AND SUBSIDIARIES

NOTE 12: NOTES PAYABLE

          Notes payable at December 31, include:

                                                                                 2003                 2002
                                                                              -----------          ----------
Note payable in the amount of $9,000,000, secured by the common stock of RDSI and substantially all assets of RFCBC, principal payments of $300,000 quarterly together with interest at prime plus 2.5%
   (6.5% at December 31, 2003), maturing June 6, 2006                         $ 5,900,000          $       --

Revolving Credit Note payable in the amount of $2,000,000,
   secured by the common stock of RDSI and substantially all
   assets of RFCBC, interest at prime plus 2.5%, maturing
   June 6, 2004                                                                        --                  --

Note payable in the amount of $4,363,168, secured by certain identified loans held by RFCBC, monthly principal payments equal to the greater of $100,000 or all payments received by RFCBC on collateralized loans, with interest at the lesser of prime plus
   0.5% (4.5% at December 31, 2003) or 9%, maturing June 6, 2006                3,657,775                  --

Note payable in the amount of $870,480, secured by
   equipment, monthly payments of $13,416, interest at
   7.65%, maturing June 9, 2009                                                   389,673                  --

Note payable in the amount of $542,113, secured by
   equipment, monthly payments of $10,902, interest at
   7.65%, maturing June 10, 2007                                                  380,151                  --

Note payable, secured by stock in the Company's
   subsidiaries, monthly payments of $166,667 together with
   interest at a variable rate (paid in 2003)                                          --           6,000,000
                                                                              -----------          ----------

                                                                              $10,327,599          $6,000,000
                                                                              ===========          ==========

                                   (Continued)

                                                                           F-21.

                     RURBAN FINANCIAL CORP. AND SUBSIDIARIES

          Aggregate annual maturities of notes payable at December 31, 2003, are:

                                                                          DEBT
                                                                      -------------
2004                                                                  $   2,644,796
2005                                                                      2,660,661
2006                                                                      4,985,877
2007                                                                         36,265
                                                                      -------------

                                                                      $  10,327,599
                                                                      =============

NOTE 13: FEDERAL HOME LOAN BANK ADVANCES

          The Federal Home Loan Bank advances were secured by mortgage loans and investment securities totaling $63,368,569 at December 31, 2003. Advances, at interest rates from 1.09 to 6.52 percent are subject to restrictions or penalties in the event of prepayment.

          Aggregate annual maturities of Federal Home Loan Bank advances at December 31, 2003, are:

                                                                         DEBT
                                                                   ----------------
2004                                                               $     10,000,000
2005                                                                             --
2006                                                                             --
2007                                                                             --
2008                                                                      5,000,000
Thereafter                                                               24,000,000
                                                                   ----------------

                                                                   $     39,000,000
                                                                   ================

NOTE 14: TRUST PREFERRED SECURITIES

          On September 7, 2000, Rurban Statutory Trust 1 ("RST"), a wholly owned subsidiary of the Company, closed a pooled private offering of 10,000 Capital Securities with a liquidation amount of $1,000 per security. The proceeds of the offering were loaned to the Company in exchange for junior subordinated debentures with terms similar to the Capital Securities. The sole assets of RST are the junior subordinated debentures of the Company and payments thereunder. The junior subordinated debentures and the back-up obligations, in the aggregate, constitute a full and unconditional guarantee by the Company of the obligations of RST under the Capital Securities. Distributions on the Capital Securities are payable semi-annually at the annual rate of 10.6% and are included in interest expense in the consolidated financial statements. These securities are considered Tier 1 capital (with certain limitations applicable) under current regulatory guidelines. As of December 31, 2003 and 2002, the outstanding principal balance of the Capital Securities was $10,000,000.

          The junior subordinated debentures are subject to mandatory redemption, in whole or in part, upon repayment of the Capital Securities at maturity or their earlier redemption at the liquidation amount. Subject to the Company having received prior approval of the Federal Reserve, if then

                                   (Continued)

                                                                           F-22.

                     RURBAN FINANCIAL CORP. AND SUBSIDIARIES

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

          The Company elected to defer the semi-annual distributions which would have been due on March 7, 2003, September 7, 2003, and March 7, 2004.

NOTE 15: INCOME TAXES

          The provision (credit) for income taxes includes these components:

                                                     2003               2002                2001
                                                ----------------   ----------------   ----------------
Taxes currently payable                         $      3,220,142   $     (5,709,999)  $      2,977,440
Deferred income taxes                                  3,083,200         (1,334,489)        (2,078,874)
                                                ----------------   ----------------   ----------------

       Income tax expense (credit)              $      6,303,342   $     (7,044,488)  $        898,566
                                                ================   ================   ================

          A reconciliation of income tax expense at the statutory rate to the Company's actual income tax expense is shown below:

                                                      2003              2002                2001
                                                ----------------   ----------------   ----------------
Computed at the statutory rate (34%)            $      6,326,915   $     (6,953,806)  $      1,071,518
Increase (decrease) resulting from
    Tax exempt interest                                  (78,962)          (115,581)          (162,859)
    Nondeductible expenses                                55,389             24,899            (10,093)
                                                ----------------   ----------------   ----------------

       Actual tax expense (credit)              $      6,303,342   $     (7,044,488)  $        898,566
                                                ================   ================   ================

                                   (Continued)

                                                                           F-23.

                     RURBAN FINANCIAL CORP. AND SUBSIDIARIES

          The tax effects of temporary differences related to deferred taxes shown on the balance sheets are:

                                                                         2003               2002
                                                                   ----------------   ----------------
Deferred tax assets
    Allowance for loan losses                                      $      3,461,586   $      5,692,566
    Mark to market adjustment                                               103,588            342,530
    Accrued compensation and benefits                                       310,808            284,979
    Net deferred loan fees                                                   78,352            112,584
    Other                                                                     3,732             52,709
                                                                   ----------------   ----------------
                                                                          3,958,066          6,485,368
                                                                   ----------------   ----------------

Deferred tax liabilities
    Depreciation                                                         (1,210,450)          (831,950)
    Mortgage servicing rights                                               (51,222)           (70,649)
    Purchase accounting adjustments                                        (193,001)           (43,742)
    Other                                                                   (95,541)           (47,974)
    Unrealized gains on available-for-sale securities                      (103,588)          (342,530)
                                                                   ----------------   ----------------
                                                                         (1,653,802)        (1,336,845)
                                                                   ----------------   ----------------

       Net deferred tax asset                                      $      2,304,264   $      5,148,523
                                                                   ================   ================

NOTE 16: OTHER COMPREHENSIVE INCOME (LOSS)

          Other comprehensive income (loss) components and related taxes are as follows:

                                                      2003               2002               2001
                                                ----------------   ----------------   ----------------
Unrealized gains (losses) on securities
   available for sale                           $       (679,139)  $       (919,788)  $      1,085,643
Reclassification for realized amount
   included in income                                    (23,632)           833,515           (489,641)
                                                ----------------   ----------------   ----------------
       Other comprehensive income (loss),
          before tax effect                             (702,771)           (86,273)           596,002
Tax expense (benefit)                                   (238,942)           (29,333)           202,641
                                                ----------------   ----------------   ----------------

       Other comprehensive income (loss)        $       (463,829)  $        (56,940)  $        393,361
                                                ================   ================   ================

NOTE 17: REGULATORY MATTERS

          The Company and the subsidiary bank are subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial

                                   (Continued)

                                                                           F-24.

                     RURBAN FINANCIAL CORP. AND SUBSIDIARIES

          statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the subsidiary bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

          Quantitative measures established by regulation to ensure capital adequacy require the Company and the subsidiary bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2003, that the Company and the subsidiary bank meet all capital adequacy requirements to which they are subject.

          As of December 31, 2003, the most recent notification to the regulators categorized the State Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain capital ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category.

          The Company and significant subsidiary bank's actual capital amounts (in millions) and ratios are also presented in the following table. During 2003, RFCBC's banking powers were relinquished.

                                   (Continued)

                                                                           F-25.

                     RURBAN FINANCIAL CORP. AND SUBSIDIARIES

                                                                                         TO BE WELL CAPITALIZED
                                                                FOR CAPITAL ADEQUACY     UNDER PROMPT CORRECTIVE
                                              ACTUAL                   PURPOSES             ACTION PROVISIONS
                                      AMOUNT          RATIO     AMOUNT            RATIO    AMOUNT          RATIO
                                      ------          -----     ------            -----    ------          -----
As of December 31, 2003
  Total Capital
    (to Risk-Weighted Assets)
   Consolidated                     $     59.2         19.7%  $     24.1           8.0%  $       --          N/A
   State Bank                             37.5         13.7         21.9           8.0         27.3         10.0%

  Tier I Capital
    (to Risk-Weighted Assets)
   Consolidated                           55.4         18.4         12.0           4.0           --          N/A
   State Bank                             34.1         12.5         10.9           4.0         16.4          6.0

  Tier I Capital
    (to Average Assets)
   Consolidated                           55.4         12.8         17.4           4.0           --          N/A
   State Bank                             34.1          8.4         16.3           4.0         20.4          5.0

As of December 31, 2002
  Total Capital
    (to Risk-Weighted Assets)
   Consolidated                     $     49.4          9.2%  $     43.0           8.0%  $       --          N/A
   State Bank                             36.2         10.2         28.5           8.0         35.6         10.0%
   RFCBC                                  14.8          8.1         14.6           8.0         18.2         10.0

  Tier I Capital
    (to Risk-Weighted Assets)
   Consolidated                           42.6          7.9         21.5           4.0           --          N/A
   State Bank                             31.7          8.9         14.3           4.0         21.4          6.0
   RFCBC                                  12.4          6.8          7.3           4.0         10.9          6.0

  Tier I Capital
    (to Average Assets)
   Consolidated                           42.6          5.4         31.7           4.0                       N/A
   State Bank                             31.7          6.7         19.1           4.0         23.8          5.0
   RFCBC                                  12.4          4.2         11.7           4.0         14.6          5.0

          On July 9, 2002, the Company and State Bank announced they entered into a Written Agreement (Agreement) with the Federal Reserve Bank of Cleveland and the Ohio Division of Financial Institutions on July 5, 2002. The Agreement was the result of an examination of State Bank as of December 31, 2001, which was conducted in March and April 2002.

          As of December 2003, Management believes Rurban and State Bank were in full compliance with the terms of the Agreement. The Agreement will continue in place until removed by the Regulators and Management makes no projection of that occurrence.

          State Bank and RFCBC are prohibited from paying dividends to Rurban without prior regulatory approval. Rurban is prohibited from paying Trust Preferred "dividends" and common stock dividends without prior regulatory approval.

                                   (Continued)

                                                                           F-26.

                     RURBAN FINANCIAL CORP. AND SUBSIDIARIES

NOTE 18: RELATED PARTY TRANSACTIONS

          Certain directors, executive officers and principal shareholders of the Company, including associates of such persons, are loan customers. A summary of the related party loan activity, for loans aggregating $60,000 or more to any one related party, follows for the years ended December 31, 2003 and 2002:

                                          2003                 2002
                                    ----------------     ----------------
Balance, January 1                  $      7,535,000     $      7,614,000
New loans                                  4,781,000            1,777,000
Repayments                                (7,889,000)          (1,595,000)
Other changes                             (2,362,000)            (261,000)
                                    ----------------     ----------------
Balance, December 31                $      2,065,000     $      7,535,000
                                    ================     ================

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

          Deposits from related parties held by the Bank(s) at December 31, 2003 and 2002 totaled $1,185,000 and $3,213,000, respectively.

NOTE 19: EMPLOYEE BENEFITS

          The Company has retirement savings 401(k) plans covering substantially all employees. Employees may contribute up to 6% of their compensation with the Company matching 50% of the employee's contribution. Employee contributions are vested immediately and the Company's matching contributions are fully vested after three years. Employer contributions charged to expense for 2003, 2002 and 2001 were $258,000, $285,000 and $297,000, respectively.

          Also, the Company has deferred compensation agreements with certain active and retired officers. The agreements provide monthly payments for up to 15 years that equal 15% of average compensation prior to retirement or death. The charge to expense for the current agreements was $145,000, $164,000 and $192,000 for 2003, 2002 and 2001
          respectively. In 2003 and 2002, previously accrued benefits under the agreements in the amount of $33,000 and $489,000, respectively, were reversed and credited to expense as a result of termination of certain officers. Such charges reflect the straight-line accrual over the period until full eligibility of the present value of benefits due each participant on the full eligibility date, using a 6% discount factor.

                                   (Continued)

                                                                           F-27.

                     RURBAN FINANCIAL CORP. AND SUBSIDIARIES

         Life insurance plans are provided for certain executive officers on a split-dollar basis. The Company is the owner of the split-dollar policies. The officers are entitled to a sum equal to two times either the employee's annual salary at death, if actively employed, or final annual salary, if retired, less $50,000, not to exceed the employee's portion of the death benefit. The Company is entitled to the portion of the death proceeds which equates to the cash surrender value less any loans on the policy and unpaid interest or cash withdrawals previously incurred by the Company. The employees have the right to designate a beneficiary(s) to receive their share of the proceeds payable upon death. The cash surrender value of these life insurance policies and life insurance policies related to the Company's supplemental retirement plan totaled approximately $2,826,745 less policy loans of $1,014,523 at December 31, 2003 and $2,731,911 less policy loans of $1,014,523 at December 31, 2002, and is included in other assets in the consolidated balance sheets.

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

         ESOP expense for the years ended December 31, 2003, 2002 and 2001 was $440,000, $503,000 and $886,000.

                                                             2003         2002
                                                           ---------------------
Allocated shares                                            664,086      716,289
Unearned shares                                              16,308       24,811
                                                           --------     --------

       Total ESOP shares                                    680,394      741,100
                                                           ========     ========

Fair value of unearned shares at December 31               $225,866     $230,246
                                                           ========     ========

                                   (Continued)

                                                                           F-28.

                    RURBAN FINANCIAL CORP. AND SUBSIDIARIES

NOTE 20: STOCK OPTION PLAN

         The Company has a fixed option plan under which the Company may grant options that vest over five years to selected employees for up to 522,921 shares of common stock. The exercise price of each option is intended to equal the fair value of the Company's stock on the date of grant. An option's maximum term is ten years.

         A summary of the status of the plan at December 31, 2003, 2002 and 2001, and changes during the years then ended is presented below:

                                                2003                     2002                     2001
                                              WEIGHTED-                WEIGHTED-                WEIGHTED-
                                               AVERAGE                  AVERAGE                  AVERAGE
                                              EXERCISE                 EXERCISE                 EXERCISE
                                  SHARES        PRICE       SHARES       PRICE      SHARES       PRICE
                                 ------------------------------------------------------------------------
Outstanding, beginning of year     241,289    $   13.02     326,732    $   12.96     332,797    $   13.00

Granted                                 --                    3,500        10.51       8,313        13.62
Exercised                             (158)       11.07      (1,208)       11.07      (3,580)       13.11
Forfeited                          (57,547)       12.89     (87,735)       12.85     (10,798)       14.12
                                 ---------                ---------                ---------
Outstanding, end of year           183,584        13.07     241,289        13.02     326,732        12.96
                                 =========                =========                =========
Options exercisable, end of
   year                            168,901        13.17     186,113        13.29     184,581        13.31
                                 =========                =========                =========

         The fair value of options granted is estimated on the date of the grant using an option-pricing model with the following weighted-average assumptions:

                                                                      2002       2001
                                                                 ------------------------
Dividend yields                                                         3.41%       3.77%
Volatility factors of expected market price of common stock            15.00%      10.84%
Risk-free interest rates                                                1.50%       4.78%
Expected life of options                                            10 years     8 years

Weighted-average fair value of options granted during the year   $      0.92   $    1.69

                                   (Continued)

                                                                           F-29.

                     RURBAN FINANCIAL CORP. AND SUBSIDIARIES

         The following table summarizes information about stock options under the plan outstanding at December 31, 2003:

                                      OPTIONS
                                    OUTSTANDING                              OPTIONS EXERCISABLE
                   -------------------------------------------------   ------------------------------
                                 WEIGHTED-AVERAGE
RANGE OF EXERCISE    NUMBER          REMAINING      WEIGHTED-AVERAGE     NUMBER      WEIGHTED-AVERAGE
     PRICES        OUTSTANDING   CONTRACTUAL LIFE    EXERCISE PRICE    EXERCISABLE    EXERCISE PRICE
-----------------------------------------------------------------------------------------------------
$ 9.90 to $11.07        45,744   7.04 years         $          11.04        35,995   $          11.06
$12.87 to $14.00       108,061   4.28 years         $          12.91       103,428   $          12.88
$15.20 to $16.78        29,778   5.05 years         $          16.75        29,478   $          16.77

NOTE 21: EARNINGS PER SHARE

         Earnings per share (EPS) are computed as follows:

                                                  YEAR ENDED DECEMBER 31, 2003
                                                             WEIGHTED-
                                                              AVERAGE      PER SHARE
                                                INCOME        SHARES        AMOUNT
                                              ---------------------------------------
Basic earnings per share
    Net loss available to common
      stockholders                            $12,305,232     4,545,320   $      2.71
                                                                          ===========

Effect of dilutive securities
    Stock options                                      --         6,829
                                              -----------   -----------

Diluted earnings per share
    Income available to common stockholders
      and assumed conversions                 $12,305,232     4,552,149   $      2.70
                                              ===========   ===========   ===========

         Options to purchase 29,778 shares of common stock at $15.20 to $16.78 per share were outstanding at December 31, 2003, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares.

                                   (Continued)

                                                                           F-30.

                     RURBAN FINANCIAL CORP. AND SUBSIDIARIES

                                                     YEAR ENDED DECEMBER 31, 2002
                                                               WEIGHTED-
                                                                AVERAGE        PER SHARE
                                                 INCOME          SHARES         AMOUNT
                                              -------------------------------------------
Basic earnings per share
    Net loss available to common
      stockholders                            $(13,407,884)      4,539,720   $      (2.95)
                                                                             ============

Effect of dilutive securities
    Stock options                                       --              --
                                              ------------    ------------

Diluted earnings per share
    Income available to common stockholders
      and assumed conversions                 $(13,407,884)      4,539,720   $      (2.95)
                                              ============    ============   ============

         Options to purchase 241,289 shares of common stock at $9.90 to $16.78 per share were outstanding at December 31, 2002, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares.

                                                  YEAR ENDED DECEMBER 31, 2001
                                                            WEIGHTED-
                                                             AVERAGE     PER SHARE
                                                INCOME       SHARES       AMOUNT
                                              ------------------------------------
Basic earnings per share
    Net income available to common
      stockholders                            $2,252,958    4,525,714   $      .50
                                                                        ==========

Effect of dilutive securities
    Stock options                                     --       18,737
                                              ----------   ----------

Diluted earnings per share
    Income available to common stockholders
      and assumed conversions                 $2,252,958    4,544,451   $      .50
                                              ==========   ==========   ==========

         Options to purchase 143,685 shares of common stock were outstanding at December 31, 2001, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares.

                                   (Continued)

                                                                           F-31.

                     RURBAN FINANCIAL CORP. AND SUBSIDIARIES

NOTE 22: BUSINESS ACQUISITIONS

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

         The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

Securities available for sale        $ 18,271,342
Loans                                  29,625,297
Core deposit and other intangibles        909,062
Goodwill                                2,144,304
Accrued interest receivable               701,257
Other assets                              247,290
                                     ------------
    Total assets acquired              51,898,552
                                     ------------

Deposits                               91,780,643
Accrued interest payable                  187,237
                                     ------------
    Total liabilities acquired         91,967,880
                                     ------------

       Net liabilities assumed       $(40,069,328)
                                     ============

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

                                   (Continued)

                                                                           F-32.

                     RURBAN FINANCIAL CORP. AND SUBSIDIARIES

NOTE 23: DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

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

                                            DECEMBER 31, 2003             DECEMBER 31, 2002
                                         CARRYING         FAIR         CARRYING        FAIR
                                          AMOUNT          VALUE         AMOUNT         VALUE
                                       ---------------------------------------------------------
Financial assets
    Cash and cash equivalents          $ 24,176,952   $ 24,177,000   $ 51,018,337   $ 51,018,000
    Interest-bearing deposits               260,000        260,000        260,000        260,000
    Available-for-sale securities       107,698,595    107,699,000    115,108,762    115,109,000
    Loans including loans held for
      sale, net                         274,141,929    276,010,000    533,317,094    540,143,000
    Stock in FRB and FHLB                 2,744,900      2,745,000      3,665,900      3,666,000
    Cash surrender value of life
      insurance                           1,815,070      1,815,000      1,017,573      1,018,000
    Interest receivable                   2,000,732      2,001,000      3,966,721      3,967,000

Financial liabilities
    Deposits including deposits held
      for sale                         $317,474,749   $318,351,000   $636,035,341   $641,643,000
    Securities sold under agreements
      to repurchase                       3,923,754      3,924,000             --             --
    Note payable                         10,327,599     10,328,000      6,000,000      6,000,000
    FHLB advances                        39,000,000     43,077,000     47,850,000     52,474,000
    Trust preferred securities           10,000,000     11,285,000     10,000,000     11,444,000
    Interest payable                      2,347,303      2,347,000      2,971,448      2,971,448


         For purposes of the above disclosures of estimated fair value, the following assumptions were used as of December 31, 2003 and 2002. The estimated fair value for cash and cash equivalents, interest-bearing deposits, FRB and FHLB stock, cash surrender value of life insurance, accrued interest receivable, demand deposits, savings accounts, NOW accounts, certain money market deposits, short-term borrowings, interest payable and advances by borrowers for taxes and insurance is considered to approximate cost. The estimated fair value for securities is based on quoted market values for the individual securities or for equivalent securities. The estimated fair value for loans receivable, including loans held for sale, net, is based on estimates of the rate the Bank would charge for similar loans at December 31, 2003 and 2002 applied for the time period until the loans are assumed to reprice or be paid. The estimated fair value for fixed-maturity time deposits as well as borrowings is based on estimates of the rate the Bank would pay on such liabilities at December 31, 2003 and 2002, applied for the time period until maturity. The fair value of commitments is estimated using the fees currently charged to enter into similar

                                   (Continued)

                                                                           F-33.

                     RURBAN FINANCIAL CORP. AND SUBSIDIARIES

         agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. The estimated fair value for other financial instruments and off-balance sheet loan commitments approximate cost at December 31, 2003 and 2002 and are not considered significant to this presentation.

NOTE 24: COMMITMENTS AND CREDIT RISK

         The Bank grants commercial, agribusiness, consumer and residential loans to customers throughout the state. Although the Bank has a diversified loan portfolio, agricultural loans comprised approximately 13% and 11% of the portfolio as of December 31, 2003 and 2002, respectively.

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

                                                  2003         2002
                                              -----------   -----------
Loan commitments and unused lines of credit   $53,431,000   $97,937,000
Standby letters of credit                              --     1,349,000
Commercial letters of credit                      436,000        11,000
                                              -----------   -----------

                                              $53,867,000   $99,297,000
                                              ===========   ===========

         The Bank had federal funds sold to LaSalle Bank, N.A. in the amount of $10,000,000 at December 31, 2003 and $9,000,000 at December 31, 2002.
         From time to time certain due from bank accounts are in excess of federally insured limits.

                                   (Continued)

                                                                           F-34.

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

NOTE 25: CONDENSED FINANCIAL INFORMATION (PARENT COMPANY ONLY)

         Presented below is condensed financial information as to financial position, results of operations and cash flows of the Company:

                            CONDENSED BALANCE SHEETS

                                                             2003         2002
                                                         -----------   -----------
ASSETS
    Cash and cash equivalents                            $   699,797   $   155,892
    Investment in common stock of banking subsidiaries    54,555,584    47,961,076
    Investment in nonbanking subsidiaries                  4,880,073     4,514,071
    Other assets                                             440,783       661,661
                                                         -----------   -----------

       Total assets                                      $60,576,237   $53,292,700
                                                         ===========   ===========

LIABILITIES
    Trust preferred securities                           $10,000,000   $10,000,000
    Notes payable                                                 --     6,000,000
    Borrowings from nonbanking subsidiaries                  310,000       310,000
    Other liabilities                                      1,883,481       600,368
                                                         -----------   -----------

       Total liabilities                                  12,193,481    16,910,368

STOCKHOLDERS' EQUITY                                      48,382,756    36,382,332
                                                         -----------   -----------

       Total liabilities and stockholders' equity        $60,576,237   $53,292,700
                                                         ===========   ===========

                                   (Continued)

                                                                           F-35.

                     RURBAN FINANCIAL CORP. AND SUBSIDIARIES

                         CONDENSED STATEMENTS OF INCOME

                                              2003            2002            2001
                                          ------------    ------------    ------------
INCOME
    Interest income                       $      2,014    $    114,566    $    187,179
    Dividends from subsidiaries
     Banking subsidiaries                    5,169,456              --       3,090,000
     Nonbanking subsidiaries                 1,150,000       1,825,000         300,000
                                          ------------    ------------    ------------
       Total                                 6,319,456       1,825,000       3,390,000
    Other income                             2,496,981       5,356,332       3,775,452
                                          ------------    ------------    ------------

       Total income                          8,818,451       7,295,898       7,352,631
                                          ------------    ------------    ------------

EXPENSES
    Interest expense                         1,263,741       1,292,416       1,150,382
    Other expenses                           3,176,605       7,381,220       5,753,396
                                          ------------    ------------    ------------

       Total expenses                        4,440,346       8,673,636       6,903,778
                                          ------------    ------------    ------------

INCOME (LOSS) BEFORE INCOME TAX AND
   EQUITY IN UNDISTRIBUTED INCOME OF
   SUBSIDIARIES                              4,378,105      (1,377,738)        448,853

INCOME TAX EXPENSE (BENEFIT)                  (660,060)     (1,088,931)        999,990
                                          ------------    ------------    ------------

INCOME (LOSS) BEFORE EQUITY IN
   UNDISTRIBUTED INCOME OF SUBSIDIARIES      5,038,165        (288,807)      1,448,843

EQUITY IN UNDISTRIBUTED (EXCESS
   DISTRIBUTED) INCOME OF SUBSIDIARIES
   Banking subsidiaries                      6,901,065     (12,827,147)           (227)
   Nonbanking subsidiaries                     366,002        (291,930)        804,342
                                          ------------    ------------    ------------

     Total                                   7,267,067     (13,119,077)        804,115
                                          ------------    ------------    ------------

NET INCOME (LOSS)                         $ 12,305,232    $(13,407,884)   $  2,252,958
                                          ============    ============    ============

                                   (Continued)

                                                                           F-36.

                     RURBAN FINANCIAL CORP. AND SUBSIDIARIES

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                   2003            2002            2001
                                               ------------    ------------    ------------
OPERATING ACTIVITIES
    Net income                                 $ 12,305,232    $(13,407,884)   $  2,252,958
    Items not requiring (providing) cash
     Equity in (undistributed) excess
        distributed net income of
        subsidiaries                             (7,267,067)     13,119,077        (804,115)
     Other assets                                   220,878         613,504         299,526
     Other liabilities                            1,283,113      (3,310,134)      1,292,688
                                               ------------    ------------    ------------
        Net cash provided by (used in)
          operating activities                    6,542,156      (2,985,437)      3,041,057
                                               ------------    ------------    ------------

INVESTING ACTIVITIES
    Investment in banking subsidiaries                   --      (7,500,000)     (8,150,000)
    Repayment of note payable                    (6,000,000)             --              --
    Proceeds from note payable                           --       6,000,000              --
    Proceeds from loans to banking
      subsidiaries                                       --              --        (600,000)
    Repayment of loans to banking
      subsidiaries                                       --         600,000       7,600,000
                                               ------------    ------------    ------------
       Net cash provided by (used in)
          investing activities                   (6,000,000)       (900,000)     (1,150,000)
                                               ------------    ------------    ------------

FINANCING ACTIVITIES
    Cash dividends paid                                  --      (1,186,930)     (2,086,370)
    Proceeds from exercise of stock options           1,749          13,373          45,982
    Cash paid for purchase of treasury stock             --              --         (45,400)
    Cash paid in lieu of fractional shares
      for 5% stock dividend                              --              --          (8,659)
                                               ------------    ------------    ------------
       Net cash provided by (used in)
          financing activities                        1,749      (1,173,557)     (2,094,447)
                                               ------------    ------------    ------------

NET CHANGE IN CASH AND CASH EQUIVALENTS             543,905      (5,058,994)       (203,390)

CASH AND CASH EQUIVALENTS AT BEGINNING OF
   YEAR                                             155,892       5,214,886       5,418,276
                                               ------------    ------------    ------------

CASH AND CASH EQUIVALENTS AT END OF YEAR       $    699,797    $    155,892    $  5,214,886
                                               ============    ============    ============

                                   (Continued)

                                                                           F-37.

                     RURBAN FINANCIAL CORP. AND SUBSIDIARIES

NOTE 26: SEGMENT INFORMATION

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

                                          DATA                           TOTAL       INTERSEGMENT    CONSOLIDATED
      2003               BANKING       PROCESSING         OTHER         SEGMENTS     ELIMINATION        TOTALS
                       ------------------------------------------------------------------------------------------
INCOME STATEMENT
   INFORMATION:
Net interest income
   (expense)           $ 15,293,092   $   (286,906)   $ (1,204,633)   $ 13,801,553   $         --    $ 13,801,553
Other
   revenue-external
   customers             23,047,951      8,971,632       2,667,773      34,687,356             --      34,687,356
Other revenue-other
   segments                      --      1,580,426       3,249,904       4,830,330     (4,830,330)             --
                        -----------   ------------    ------------    ------------   ------------    ------------
Net interest income
   and other revenue     38,341,043     10,265,152       4,713,044      53,319,239     (4,830,330)     48,488,909
Noninterest expense      20,308,343      7,986,031       5,214,291      33,508,665     (4,830,330)     28,678,335
Significant noncash
   items:
Depreciation and
   amortization             585,735      1,592,380         132,007       2,310,122             --       2,310,122
Provision for loan
   losses                 1,202,000             --              --       1,202,000             --       1,202,000
Income tax expense        5,968,819        774,902        (440,379)      6,303,342             --       6,303,342
Segment profit           11,655,187      1,504,220        (854,175)     12,305,232             --      12,305,232

BALANCE SHEET
   INFORMATION:
Total assets            435,203,288      8,434,735       3,577,550     447,215,573    (11,903,701)    435,311,872
Goodwill and
   intangibles            2,789,291             --              --       2,789,291             --       2,789,291
Premises and
   equipment
   expenditures             529,051      2,252,992          69,865       2,851,908             --       2,851,908

                                   (Continued)

                                                                           F-38.

                     RURBAN FINANCIAL CORP. AND SUBSIDIARIES

                                            DATA                             TOTAL        INTERSEGMENT     CONSOLIDATED
       2002               BANKING        PROCESSING         OTHER           SEGMENTS       ELIMINATION        TOTALS
                       -------------------------------------------------------------------------------------------------
INCOME STATEMENT
   INFORMATION:
Net interest income
   (expense)           $  25,035,177    $    (150,430)   $  (1,107,084)  $  23,777,663    $          --    $  23,777,663
Other
   revenue-external
   customers               3,362,235        7,815,589        2,601,444      13,779,268               --       13,779,268
Other revenue-other
   segments                       --        1,790,381        5,439,203       7,229,584       (7,229,584)              --
                       -------------    -------------    -------------   -------------    -------------    -------------
Net interest income
   and other revenue      28,397,412        9,455,540        6,933,563      44,786,515       (7,229,584)      37,556,931
Noninterest expense       20,583,831        7,163,698        9,960,774      37,708,303       (7,229,584)      30,478,719
Significant noncash
   items:
Depreciation and
   amortization            1,009,168        1,211,934          194,504       2,415,606               --        2,415,606
Provision for loan
   losses                 27,530,583               --               --      27,530,583               --       27,530,583
Income tax expense        (6,794,462)         779,226       (1,029,252)     (7,044,488)              --       (7,044,488)
Segment profit
   (loss)                (12,922,539)       1,512,615       (1,997,960)    (13,407,884)              --      (13,407,884)
BALANCE SHEET
   INFORMATION:
Total assests            732,635,201        9,143,898        2,810,052     744,589,151       (2,272,473)     742,316,679
Goodwill and
   intangibles             3,094,419               --               --       3,094,419               --        3,094,419
Premises and
   equipment
   expenditures, net       2,705,525        3,964,064          240,849       6,910,438               --        6,910,438

                                                  DATA                           TOTAL       INTERSEGMENT    CONSOLIDATED
            2001                 BANKING       PROCESSING        OTHER          SEGMENTS      ELIMINATION       TOTALS
                               ------------------------------------------------------------------------------------------
INCOME STATEMENT
   INFORMATION:
Net interest income
   (expense)                   $ 25,674,656   $   (126,933)   $    193,482    $ 25,741,205   $         --    $ 25,741,205
Other revenue-external
   customers                      5,088,701      6,125,970       2,946,942      14,161,613             --      14,161,613
Other revenue-other segments             --      1,564,758       3,851,576       5,416,334     (5,416,334)             --
                               ------------   ------------    ------------    ------------   ------------    ------------
Net interest income and
   other revenue                 30,763,357      7,563,795       6,992,000      45,319,152     (5,416,334)     39,902,818
Noninterest expense              17,644,172      6,001,048       9,789,408      33,434,628     (5,416,334)     28,018,294
Significant noncash items:
Depreciation and
   amortization                     884,466        988,703         198,837       2,072,006             --       2,072,006
Provision for loan losses         8,733,000             --              --       8,733,000             --       8,733,000
Income tax expense                1,318,714        531,334        (951,482)        898,566             --         898,566
Segment profit (loss)             3,067,471      1,031,413      (1,845,926)      2,252,958             --       2,252,958
BALANCE SHEET INFORMATION:
Total assets                    739,852,844      5,683,449       9,753,342     755,289,635     (9,080,542)    746,209,093
Goodwill and intangibles            179,339             --              --         179,339             --         179,339
Premises and equipment
   expenditures, net                594,743      2,142,649         118,741       2,856,133             --       2,856,133

                                   (Continued)

                                                                           F-39.

                     RURBAN FINANCIAL CORP. AND SUBSIDIARIES

NOTE 27: QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

         The following tables summarize selected quarterly results of operations for 2003 and 2002.

  DECEMBER 31, 2003            MARCH         JUNE        SEPTEMBER     DECEMBER
                               -----         ----        ---------     --------
Interest income             $ 9,742,449   $ 7,224,646   $ 5,483,277   $ 5,323,478
Interest expense              4,852,066     3,904,814     2,778,633     2,436,785
Net interest income           4,890,383     3,319,832     2,704,644     2,886,693
Provision for loan losses       962,000       300,000            --       (60,000)
Noninterest income           11,763,405    15,671,394     3,583,966     3,668,591
Noninterest expense           7,669,485     8,853,374     6,011,061     6,144,415
Income tax expense            2,722,672     3,358,451        77,754       144,464
Net income                    5,299,631     6,479,401       199,795       326,405

Earnings per share
Basic                              1.17          1.42           .04           .07
Diluted                            1.17          1.42           .04           .07

Dividends per share                  --            --            --            --

  DECEMBER 31, 2002             MARCH          JUNE         SEPTEMBER       DECEMBER
                                -----          ----         ---------       --------
Interest income             $ 12,752,703   $ 12,644,230    $ 12,263,786   $ 10,929,925
Interest expense               6,557,632      6,325,257       6,223,362      5,706,730
Net interest income            6,195,071      6,318,973       6,040,424      5,223,195
Provision for loan losses      2,132,000     11,852,000       2,007,000     11,539,583
Noninterest income             3,398,386      1,714,935       3,857,992      4,807,955
Noninterest expense            7,190,342      7,765,869       7,674,804      7,847,705
Income tax expense                64,566     (3,956,676)         51,151     (3,206,529)
Net income                       206,549     (7,630,285)        165,461     (6,149,609)

Earnings per share
Basic                               0.05          (1.68)           0.04          (1.35)
Diluted                             0.05          (1.68)           0.04          (1.35)

Dividends per share                0.130          0.130              --             --

         Noninterest income increased during the first and second quarters of 2003 as a result of the branch sales.

         During the second and fourth quarters of 2002 additional provisions for loan losses were recorded due to identification of increased levels of impaired loans and loan charge-offs.

         During the second quarter of 2002, a loss was recorded to write down the value of the Company's investment in WorldCom bonds which reduced noninterest income by $1.7 million.

         Noninterest expense increased during the second quarter of 2002 and succeeding quarters as a result of the expenses of acquisitions.

                                   (Continued)

                                                                           F-40.

                             RURBAN FINANCIAL CORP.

                           ANNUAL REPORT ON FORM 10-K
                     FOR FISCAL YEAR ENDED DECEMBER 31, 2003

                                INDEX TO EXHIBITS

Exhibit No.                       Description                                                      Location.
-----------                       -----------                                                      ---------
3(a)         Amended Articles of Registrant, as amended                     Incorporated herein by reference to Registrant's Annual
                                                                            Report on Form 10-K for the fiscal year ended December
                                                                            31, 1989 (File No. 0-13507) [Exhibit 3(a)(i)].

3(b)         Certificate of Amendment to the Amended Articles of Rurban     Incorporated herein by reference to Registrant's Annual
             Financial Corp.                                                Report on Form 10-K for the fiscal year ended December
                                                                            31, 1993 (File No. 0-13507) [Exhibit 3(b)].

3(c)         Certificate of Amendment to the Amended Articles of Rurban     Incorporated herein by reference to Registrant's Annual
             Financial Corp.                                                Report on Form 10-K for the fiscal year ended December
                                                                            31, 1997 (File No. 0-13507) [Exhibit 3(c)].

3(d)         Amended and Restated Articles of Rurban Financial Corp.        Incorporated herein by reference to Registrant's Annual
                                                                            Report on Form 10-K for the fiscal year ended December
                                                                            31, 1997 (File No. 0-13507) [Exhibit 3(d)].

3(e)         Regulations of Registrant, as amended                          Incorporated herein by reference to Registrant's Annual
                                                                            Report on Form 10-K for the fiscal year ended December
                                                                            31, 1986 (File No. 0-13507) [Exhibit 3(b)].

10(a)        Employees' Stock Ownership Plan of Rurban Financial Corp.      Incorporated herein by reference to Registrant's Annual
                                                                            Report on Form 10-K for the fiscal year ended December
                                                                            31, 1993 (File No. 0-13507) [Exhibit 10(a)].

10(b)        First Amendment to Employees' Stock Ownership Plan of Rurban   Incorporated herein by reference to Registrant's Annual
             Financial Corp., dated June 14, 1993 and made to be effective  Report on Form 10-K for the fiscal year ended December
             as of January 1, 1993                                          31, 1993 (File No. 0-13507) [Exhibit 10(b)].

Exhibit No.                       Description                                                      Location.
-----------                       -----------                                                      ---------
10(c)        Second Amendment to Employees' Stock Ownership Plan of Rurban  Incorporated herein by reference to Registrant's Annual
             Financial Corp., dated March 14, 1994 and made to be           Report on Form 10-K for the fiscal year ended December
             effective as of January 1, 1993                                31, 1993 (File No. 0-13507) [Exhibit 10(c)].

10(d)        Third Amendment to Employees' Stock Ownership Plan of Rurban   Incorporated herein by reference to Registrant's Annual
             Financial Corp., dated March 13, 1995                          Report on Form 10-K for the fiscal year ended December
                                                                            31, 1994 (File No. 0-13507) [Exhibit 10(d)].

10(e)        Fourth Amendment to Employees' Stock Ownership Plan of         Incorporated herein by reference to Registrant's Annual
             Rurban Financial Corp., dated June 10, 1995 and made to be     Report on Form 10-K for the fiscal year ended December
             effective as of January 1, 1995                                31, 1995 (File No. 0-13507) [Exhibit 10(e)].

10(f)        The Rurban Financial Corp. Savings Plan and Trust              Incorporated herein by reference to Registrant's Annual
                                                                            Report on Form 10-K for the fiscal year ended December
                                                                            31, 1990 (File No. 0-13507) [Exhibit 10(g)].

10(g)        First Amendment to The Rurban Financial Corp. Savings Plan     Incorporated herein by reference to Registrant's Annual
             and Trust, dated December 10, 1990 and effective January 1,    Report on Form 10-K for the fiscal year ended December
             1990                                                           31, 1990  (File No. 0-13507) [Exhibit 10(g)].

10(h)        Second Amendment to The Rurban Financial Corp. Savings Plan    Incorporated herein by reference to Registrant's Annual
             and Trust, dated March 11, 1991, effective February 1, 1991    Report on Form 10-K for the fiscal year ended December
                                                                            31, 1992 (File No. 0-13507) [Exhibit 10(d)].

 10(i)       Third Amendment to The Rurban Financial Corp. Savings Plan     Incorporated herein by reference to Registrant's Annual
             and Trust, dated June 11, 1991                                 Report on Form 10-K for the fiscal year ended December
                                                                            31, 1992 (File No. 0-13507) [Exhibit 10(e)].

 10(j)       Fourth Amendment to The Rurban Financial Corp. Savings Plan    Incorporated herein by reference to Registrant's Annual
             and Trust, dated July 14, 1992, effective May 1, 1992          Report on Form 10-K for the fiscal year ended December
                                                                            31, 1992 (File No. 0-13507) [Exhibit 10(f)].

Exhibit No.                       Description                                                      Location.
-----------                       -----------                                                      ---------
10(k)        Fifth Amendment to The Rurban Financial Corp. Savings Plan     Incorporated herein by reference to Registrant's Annual
             and Trust, dated March 14, 1994                                Report on Form 10-K for the fiscal year ended December
                                                                            31, 1993 (File No. 0-13507) [Exhibit 10(i)].

10(l)        Sixth Amendment to The Rurban Financial Corp. Savings Plan     Incorporated herein by reference to Registrant's Annual
             and Trust dated May 1, 1995                                    Report on Form 10-K for the fiscal year ended December
                                                                            31, 1995 (File No. 0-13507) [Exhibit 10(l)].

10(m)        Summary of Incentive Compensation Plan of State Bank           Incorporated herein by reference to Registrant's Annual
                                                                            Report on Form 10-K for the fiscal year ended December
                                                                            31, 1993 (File No. 0-13507) [Exhibit 10(j)].

10(n)        Summary of Bonus Program adopted by the Trust Department of    Incorporated herein by reference to Registrant's Annual
             State Bank for the benefit of Robert W. Constien in his        Report on Form 10-K for the fiscal year ended December
             capacity as Manager of the Trust Department                    31, 1991 (File No. 0-13507) [Exhibit 10(e)].

10(o)        Summary of Bonus Program for the Trust Department of State     Incorporated herein by reference to Registrant's Annual
             Bank                                                           Report on Form 10-K for the fiscal year ended December
                                                                            31, 1992 (File No. 0-13507 [Exhibit 10(i)].

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

10(r)        Executive Salary Continuation Agreement, dated December 15,    Incorporated herein by reference to Registrant's Annual
             1994, between Rurban Financial Corp. and Richard C. Burrows    Report on Form 10-K for the fiscal year ended December
                                                                            31, 1994 (File No. 0-13507) [Exhibit 10(p)].

Exhibit No.                       Description                                                      Location.
-----------                       -----------                                                      ---------
10(s)        Executive Salary Continuation Agreement, dated December 3,     Incorporated herein by reference to the Company's
             2001, between Rurban Financial Corp. and Kenneth A. Joyce;     Annual Report on Form 10-K for the fiscal year ended
             and Amended Schedule A to Exhibit 10(s) identifying other      December 31, 2002 (File No. 0-13507) [Exhibit 10(s)].
             identical Executive Salary Continuation Agreements between executive officers of Rurban Financial Corp. and Rurban
             Financial Corp.

10(t)        Split-Dollar Dollar Insurance Agreement, dated April 3,        Incorporated herein by reference to the Company's
             1992, between Robert Constein and Rurban Financial Corp.       Annual Report on Form 10-K for the fiscal year ended
                                                                            December 31, 2002 (File No. 0-13507) [Exhibit 10(t)].

10(u)        Rurban Financial Corp. Stock Option Plan                       Incorporated herein by reference to the Company's
                                                                            Annual Report on Form 10-K for the fiscal year ended
                                                                            December 31, 1996 (File No. 0-13507) [Exhibit 10(u)].

10(v)        Rurban Financial Corp. Plan to Allow Directors to Elect to     Incorporated herein by reference to the Company's
             Defer Compensation                                             Annual Report on Form 10-K for the fiscal year ended
                                                                            December 31, 1996 (File No.  0- 13507)  [Exhibit 10(v)].

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

10(y)        Employees' Stock Ownership and Savings Plan of Rurban          Incorporated herein by reference to Registrant's Annual
             Financial Corp.                                                Report on Form 10-K for the fiscal year ended December
                                                                            31, 1999 (File No. 0-13507) [Exhibit 10(y)].

Exhibit No.                       Description                                                      Location.
-----------                       -----------                                                      ---------
10(z)        Rurban Financial Corp. Employee Stock Purchase Plan            Incorporated herein by reference to the Company's
                                                                            Annual Report on Form 10-K for the fiscal year ended
                                                                            December 31, 2002 (File No. 0-13507) [Exhibit 10(z)].

10(aa)       Change in Control Agreement, dated March 14, 2001, between     Included in this Annual Report on Form 10-K as Exhibit
             Rurban Financial Corp. and Kenneth A. Joyce; and Schedule A to 10(aa).
             Exhibit 10(aa) identifying other substantially identical
             agreements between Rurban Financial Corp. and certain
             executive officers of Rurban Financial Corp.

10(bb)       Supplemental Severance Agreement, dated June 25, 2002, between Included in this Annual Report on Form 10-K as Exhibit
             Rurban Financial Corp. and Robert W. Constien; and Schedule A  10(bb).
             to Exhibit 10(bb) identifying other substantially identical agreements between Rurban Financial Corp. and certain
             executive officers of Rurban Financial Corp.

11           Statement re: Computation of Per Share Earnings                Included in Note 1 of the Notes to  Consolidated
                                                                            Financial Statements of Registrant in the financial
                                                                            statements portion of this Annual Report on Form 10-K.

21           Subsidiaries of Registrant                                     Included in this Annual Report on Form 10-K as Exhibit
                                                                            21.

23.1         Consent of BKD, LLP                                            Included in this Annual Report on Form 10-K as Exhibit
                                                                            23.1

23.2         Consent of Crowe, Chizek and Company LLC                       Included in this Annual Report on Form 10-K as Exhibit
                                                                            23.2

31.1         Rule 13a-14(a)/15d-14(a) Certification  - Principal            Included in this Annual Report on Form 10-K as Exhibit
             Executive Officer                                              31.1.

31.2         Rule 13a-14(a)/15d-14(a) Certification  - Principal            Included in this Annual Report on Form 10-K as Exhibit
             Financial Officer                                              31.2.

32.1         Section 1350 Certification - Principal Executive Officer and   Included in this Annual Report on Form 10-K as Exhibit
             Principal Financial Officer                                    32.1.

99(a)        Report of Independent Auditors for 2001                        Included in this Annual Report on Form 10-K as Exhibit
                                                                            99(a).

Exhibit No.                       Description                                                      Location.
-----------                       -----------                                                      ---------
99(b)        Report of Written Agreement                                    Incorporated herein by reference to the Company's Form
                                                                            8-K filed July 11, 2002 (File No. 0-13507) [Exhibit
                                                                            99(b)].