Form 10-Q
period 2004-03-31
RURBAN FINANCIAL CORP
filed 2004-05-14
CIK 767405

                                    Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2004
                                       OR

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

                                      None
   ---------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report.)

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

      Yes   [ ]                           No   [X]

      The number of common shares of Rurban Financial Corp. outstanding was 4,559,148 on May 1, 2004.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The interim condensed consolidated financial statements of Rurban Financial Corp. ("Rurban" or the "Company") and subsidiaries are unaudited; however, the information contained herein reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of financial condition and results of operations for the interim periods presented. All adjustments reflected in these financial statements are of a normal recurring nature in accordance with Rule 10-01(b)(8) of Regulation S-X. Results of operations for the three months ended March 31, 2004 are not necessarily indicative of results for the complete year.

                             RURBAN FINANCIAL CORP.
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
              MARCH 31, 2004, DECEMBER 31, 2003 AND MARCH 31, 2003

ASSETS

                                                            (UNAUDITED)                         (UNAUDITED)
                                                          --------------------------------------------------
                                                             MARCH 31,       DECEMBER 31,       MARCH 31,
                                                               2004             2003              2003
                                                          --------------------------------------------------
Cash and due from banks                                   $   10,819,543    $   14,176,952    $   21,589,334
Federal funds sold                                            14,700,000        10,000,000        59,350,000
                                                          --------------    --------------    --------------
         Cash and cash equivalents                            25,519,543        24,176,952        80,939,334
Interest-bearing deposits                                        250,000           260,000           310,000
Available-for-sale securities                                 97,885,459       107,698,595        99,097,514
Loans held for sale                                              231,758           218,753        79,787,224
Loans, net of unearned income                                269,316,021       284,104,311       365,929,891
Allowance for loan losses                                     (8,244,713)      (10,181,135)      (13,491,372)
Premises and equipment                                        10,795,189        11,145,499        13,732,992
Federal Reserve and Federal Home Loan Bank stock               2,767,200         2,744,900         3,697,100
Foreclosed assets held for sale, net                             957,711         1,390,552         2,009,790
Interest receivable                                            1,797,944         2,000,732         2,649,869
Deferred income taxes                                          2,189,970         2,304,264         5,397,313
Goodwill                                                       2,144,304         2,144,304         2,249,246
Core deposits and other intangibles                              618,018           644,987           737,620
Other                                                         15,522,538         6,659,158         3,317,729
                                                          --------------    --------------    --------------

         Total assets                                     $  421,750,942    $  435,311,872    $  646,364,250
                                                          ==============    ==============    ==============

See notes to condensed consolidated financial statements (unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                 (UNAUDITED)                         (UNAUDITED)
                                                                               --------------------------------------------------
                                                                                  MARCH 31,       DECEMBER 31,        MARCH 31,
                                                                                    2004              2003               2003
                                                                               --------------------------------------------------
LIABILITIES
    Deposits
        Demand                                                                 $   33,468,275    $   46,084,861    $   35,141,128
        Savings, NOW and money market                                             103,624,318        96,721,318       110,134,983
        Time                                                                      170,634,579       174,668,570       225,658,046
                                                                               --------------    --------------    --------------
             Total deposits                                                       307,727,172       317,474,749       370,934,157
    Deposits held for sale                                                                 --                --       166,064,199
    Note payable                                                                    5,311,364        10,327,599         5,499,999
    Federal Home Loan Bank advances                                                39,000,000        39,000,000        46,000,000
    Trust preferred securities                                                     10,310,000        10,000,000        10,000,000
    Interest payable                                                                  840,073         2,347,303         2,903,799
    Retail repurchase agreements                                                    4,738,985         3,923,754                --
    Other liabilities                                                               4,549,717         3,855,711         3,310,588
                                                                               --------------    --------------    --------------
             Total liabilities                                                    372,477,311       386,929,116       604,712,742
                                                                               --------------    --------------    --------------

COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS' EQUITY
    Common stock, $2.50 stated value; authorized 10,000,000 shares; issued
       4,575,702; outstanding March 31, 2004 - 4,567,296, December 31, 2003
       - 4,565,879 and March 31, 2003 - 4,565,721
       shares                                                                      11,439,255        11,439,255        11,439,255
    Additional paid-in capital                                                     11,007,086        11,009,268        11,009,733
    Retained earnings                                                              26,821,466        26,209,444        19,203,843
    Unearned employee stock ownership plan (ESOP) shares                             (124,175)         (163,493)         (281,447)
    Accumulated other comprehensive income                                            422,947           201,082           595,138
    Treasury stock, at cost
        Common; March 31, 2004 - 8,406, December 31, 2003 - 9,823
           and March 31, 2003 - 9,981 shares                                         (292,948)         (312,800)         (315,014)
                                                                               --------------    --------------    --------------
             Total stockholders' equity                                            49,273,631        48,382,756        41,651,508
                                                                               --------------    --------------    --------------

             Total liabilities and stockholders' equity                        $  421,750,942    $  435,311,872    $  646,364,250
                                                                               ==============    ==============    ==============

See notes to condensed consolidated financial statements (unaudited)

Note: The balance sheet at December 31, 2003 has been derived from the audited consolidated financial statements at that date.

                             RURBAN FINANCIAL CORP.
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                               THREE MONTHS ENDED

                                                             MARCH 31,       MARCH 31,
                                                               2004            2003
                                                           ----------------------------
INTEREST INCOME
    Loans                                                  $  4,259,958    $  8,790,024
    Securities
        Taxable                                                 782,522         811,477
        Tax-exempt                                               41,322          39,925
    Other                                                        30,075         101,023
                                                           ------------    ------------
             Total interest income                            5,113,877       9,742,449
                                                           ------------    ------------

INTEREST EXPENSE
    Deposits                                                  1,279,031       3,839,800
    Notes payable                                               166,853          93,764
    Federal Home Loan Bank advances                             407,563         653,502
    Trust preferred securities                                  276,250         265,000
                                                           ------------    ------------
             Total interest expense                           2,129,697       4,852,066
                                                           ------------    ------------

NET INTEREST INCOME                                           2,984,180       4,890,383

PROVISION FOR LOAN LOSSES                                       150,000       1,194,000
                                                           ------------    ------------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES           2,834,180       3,696,383
                                                           ------------    ------------

NONINTEREST INCOME
    Data service fees                                         2,691,238       2,223,184
    Trust fees                                                  843,529         671,502
    Customer service fees                                       513,845         636,256
    Net gains on loan sales                                      10,128         151,412
    Net realized gains on sales of available-for-sale
       securities                                                61,074          26,533
    Loan servicing fees                                          96,765         117,453
    (Loss) on sale of assets                                    (18,415)             --
    Gain on sale of branches                                         --       8,035,912
    Other                                                       136,850         133,153
                                                           ------------    ------------
             Total noninterest income                         4,335,014      11,995,405
                                                           ------------    ------------

See notes to condensed consolidated financial statements (unaudited)

                                                             MARCH 31,      MARCH 31,
                                                               2004          2003
                                                           ---------------------------
NONINTEREST EXPENSE
    Salaries and employee benefits                         $  3,255,168   $  3,814,914
    Net occupancy expense                                       251,426        396,354
    Equipment expense                                         1,039,093      1,059,154
    Data processing fees                                        140,434         89,687
    Professional fees                                           468,519        774,662
    Marketing expense                                           104,209        100,854
    Printing and office supplies                                145,776        165,137
    Telephone and communications                                145,826        197,511
    Postage and delivery expense                                 90,589        191,074
    State, local and other taxes                                203,099        158,399
    Other                                                       445,060        721,739
                                                           ------------   ------------
             Total noninterest expense                        6,289,199      7,669,485
                                                           ------------   ------------

INCOME BEFORE INCOME TAX                                        879,995      8,022,303

PROVISION FOR INCOME TAXES                                      267,973      2,722,672
                                                           ------------   ------------

NET INCOME                                                 $    612,022   $  5,299,631
                                                           ============   ============

BASIC EARNINGS PER SHARE                                   $       0.13   $       1.17
                                                           ============   ============

DILUTED EARNINGS PER SHARE                                 $       0.13   $       1.17
                                                           ============   ============

See notes to condensed consolidated financial statements (unaudited)

                             RURBAN FINANCIAL CORP.
               CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS'
                               EQUITY (UNAUDITED)

                                                            Three Months     Three Months
                                                               Ended            Ended
                                                           March 31, 2004   March 31, 2003
                                                               Total            Total
                                                           Stockholders'    Stockholders'
                                                               Equity           Equity
                                                           -------------------------------
Balance at beginning of period                              $ 48,382,756     $ 36,382,332
Net Income                                                       612,022        5,299,631
Other comprehensive income (loss):
   Net change in unrealized gains (losses)
    on securities available for sale, net                        221,865          (69,773)
                                                            ------------     ------------
Total comprehensive income                                       833,887        5,229,858
Stock options exercised                                           17,670                -
Paydown of ESOP loan                                              39,318           39,318
                                                            ------------     ------------
Balance at end of period                                    $ 49,273,631     $ 41,651,508
                                                            ============     ============

See notes to condensed consolidated financial statements (unaudited)

                             RURBAN FINANCIAL CORP.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                               THREE MONTHS ENDED

                                                                      MARCH 31,        MARCH 31,
                                                                        2004             2003
                                                                    ------------------------------
OPERATING ACTIVITIES
    Net income                                                      $     612,022    $   5,299,631
    Adjustments to reconcile net income to net cash provided
       by operating activities
        Depreciation and amortization                                     564,862          608,682
        Provision for loan losses                                         150,000        1,194,000
        ESOP shares earned                                                 39,318           39,318
        Amortization of premiums and discounts on securities              259,897          166,683
        Amortization of intangible assets                                  26,969          107,554
        Deferred income taxes                                                   -           98,499
        Proceeds from sale of loans held for sale                       1,074,695       13,479,405
        Originations of loans held for sale                            (1,064,567)     (13,327,993)
        Gain on sale of branch                                                  -       (8,009,437)
        Gain from sale of loans                                           (10,128)        (151,412)
        Loss on sales of foreclosed assets                                 18,415                -
        (Gain) loss on sales of fixed assets                               15,955          (28,948)
        Net realized gains on available-for-sale securities               (61,074)         (26,533)
    Changes in
        Interest receivable                                               202,788        1,316,852
        Other assets                                                     (863,380)       6,344,040
        Interest payable and other liabilities                           (503,223)         168,900
                                                                    -------------    -------------
             Net cash provided by operating activities                    462,549        7,279,241
                                                                    -------------    -------------

INVESTING ACTIVITIES
    Net change in interest-bearing deposits                                10,000          (50,000)
    Purchases of available-for-sale securities                        (15,838,469)     (34,522,183)
    Proceeds from maturities of available-for-sale securities          12,141,146       41,989,452
    Proceeds from the sales of available-for-sale securities           13,647,795        8,334,056
    Net change in loans                                                12,609,750       42,721,729
    Purchase of bank owned life insurance                              (8,000,000)              --
    Purchase of premises and equipment                                   (441,020)        (486,572)
    Proceeds from sales of premises and equipment                         210,513                -
    Purchase of Federal Home Loan Federal Reserve Bank stock             (405,600)               -
    Proceeds from sale of Federal Home Loan Federal Reserve
       Bank stock                                                         383,300          (31,200)
    Proceeds from the sale of foreclosed assets                           493,538          (49,514)
    Payment of assumption of liability from sale of branch                     --       (4,707,772)
                                                                    -------------    -------------
             Net cash provided by investing activities                 14,810,953       53,197,996
                                                                    -------------    -------------

                                                                    MARCH 31,       MARCH 31,
                                                                      2004            2003
                                                                 ------------------------------
FINANCING ACTIVITIES
    Net increase (decrease) in demand deposits, money market,
       NOW and savings accounts                                  $  (5,713,586)      37,025,646
    Net decrease in certificates of deposit                         (4,033,991)     (65,231,885)
    Net increase in securities sold under agreements to
       repurchase                                                      815,231               --
    Repayment of Federal Home Loan Bank advances                            --       (1,850,000)
    Repayments of note payable                                      (5,016,235)        (500,001)
    Proceeds from stock options exercised                               17,670               --
                                                                 -------------    -------------
             Net cash used in financing activities                 (13,930,911)     (30,556,240)
                                                                 -------------    -------------

INCREASE IN CASH AND CASH EQUIVALENTS                                1,342,591       29,920,997

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                        24,176,952       51,018,337
                                                                 -------------    -------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                         $  25,519,543    $  80,939,334
                                                                 =============    =============

SUPPLEMENTAL CASH FLOWS INFORMATION

    Interest paid                                                $   3,636,927    $   4,707,792
    Income taxes paid (net of refunds)                                      --       (4,252,322)

See notes to condensed consolidated financial statements (unaudited)

                                  (Continued)

RURBAN FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements reflect all adjustments that are, in the opinion of management, necessary to fairly present the financial position, results of operations and cash flows of the Company and its subsidiaries. Those adjustments consist only of normal recurring adjustments.

In December 2003, FASB issued a revision to FIN 46 to clarify certain provisions which affected the accounting for trust preferred securities. As a result of the provisions in FIN 46, Rurban Statutory Trust 1 ("RST") was deconsolidated as of March 31, 2004, with the Company accounting for its investment in RST as assets, its subordinated debentures as debt, and the interest paid thereon as interest expense. The Company had always classified the trust preferred securities as debt, but eliminated its common stock investment.

The condensed consolidated balance sheet of the Company as of December 31, 2003 has been derived from the audited consolidated balance sheet of the Company as of that date.

For further information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-k for the year ended December 31, 2003.

NOTE B--EARNINGS PER SHARE

Earnings per share have been computed based on the weighted average number of shares outstanding during the periods presented. For the three months ended March 31, 2004 and 2003, stock options totaling 29,227 and 223,376 shares of common stock were not considered in computing EPS as they were anti-dilutive. The number of shares used in the computation of basic and diluted earnings per share was:

                                                 Three Months Ended
                                                      March 31,
                                                -------------------
                                                2004           2003
                                                ----           ----
Basic earnings per share                      4,554,959      4,545,162
Diluted earnings per share                    4,582,586      4,545,162

                                  (Continued)

NOTE C - LOANS, RISK ELEMENTS AND ALLOWANCE FOR LOAN LOSSES

Total loans on the balance sheet are comprised of the following classifications at:

                                                                  March 31,       December 31,       March 31,
                                                                    2004             2003              2003
                                                                    ----             ----              ----
Commercial                                                     $   78,264,048    $   89,470,661    $   85,155,609
Commercial real estate                                             59,711,735        62,339,628       110,102,184
Agricultural                                                       38,445,599        36,721,822        55,358,427
Residential real estate                                            47,227,550        46,717,917        53,879,447
Consumer                                                           36,009,987        37,309,999        43,263,920
Lease financing                                                     9,900,170        11,774,730        18,444,060
                                                               --------------    --------------    --------------
Total loans                                                       269,559,089       284,334,757       366,203,647
Less
           Net deferred loan fees, premiums and discounts            (243,068)         (230,446)         (273,756)
           Allowance for loan losses                               (8,244,713)      (10,181,135)      (13,491,372)
                                                               --------------    --------------    --------------

                     Net loans                                 $  261,071,308    $  273,923,176    $  273,923,176
                                                               ==============    ==============    ==============

The following is a summary of the activity in the allowance for loan losses account for the three months ended March 31, 2004 and 2003 and the year ended December 31, 2003.

                                                                  March 31,       December 31,        March 31,
                                                                   2004              2003               2003
                                                                   ----              ----               ----
Balance, beginning of year                                     $   10,181,135    $   17,693,841    $   17,693,841
Provision charged to expense                                          150,000         1,202,000           962,000
Recoveries                                                            561,284         3,139,534           487,727
Loans charged off                                                  (2,647,706)      (11,854,240)       (5,652,196)
                                                               --------------    --------------    --------------

Balance, end of year                                           $    8,244,713    $   10,181,135    $   13,491,372
                                                               ==============    ==============    ==============

                                   (Continued)

The following schedule summarizes nonaccrual, past due and impaired loans at:

                                                            March 31,    December 31,     March 31,
                                                              2004           2003           2003
                                                              ----           ----           ----
Loans accounted for on a nonaccrual basis                 $ 17,853,000   $ 18,352,000   $ 16,548,000
Accruing loans which are contractually
  past due 90 days or more as to interest or
  principal payments                                                 -              -      4,404,000
                                                          ------------   ------------   ------------

      Total non-performing loans                          $ 17,853,000   $ 18,352,000   $ 20,952,000
                                                          ============   ============   ============

Individual loans determined to be impaired were as follows:

                                                            March 31,    December 31,     March 31,
                                                             2004           2003            2003
                                                             ----           ----            ----
Loans with no allowance for loan losses allocated         $    156,000   $    153,000   $  1,050,000
Loans with allowance for loan losses allocated              15,108,000     19,685,000     17,175,000
                                                          ------------   ------------   ------------
      Total impaired loans                                $ 15,264,000   $ 19,838,000   $ 18,225,000
                                                          ============   ============   ============

Amount of allowance allocated                             $  3,209,000   $  5,651,000   $  4,895,000
                                                          ============   ============   ============

                                   (Continued)

NOTE D - TRUST PREFERRED SECURITIES

On September 7, 2000, RST, a wholly owned subsidiary of the Company closed a pooled private offering of 10,000 Capital Securities with a liquidation amount of $1,000 per security. The proceeds of the offering were loaned to the Company in exchange for junior subordinated debentures with terms similar to the Capital Securities. The sole assets of RST are the junior subordinated debentures of the Company and payments thereunder. The junior subordinated debentures and the back-up obligations, in the aggregate, constitute a full and unconditional guarantee by the Company of the obligations of RST under the Capital Securities. Distributions on the Capital Securities are payable semi-annually at the annual rate of 10.6% and are included in interest expense in the consolidated financial statements. These securities are considered Tier 1 capital (with certain limitations applicable) under current regulatory guidelines. As of March 31, 2004, the outstanding principal balance of the Capital Securities was $10,310,000 and as of December 31, 2003 and March 31, 2003, the outstanding principal balance was $10,000,000. In December 2003, FASB issued a revision to FIN 46 to clarify certain provisions which affected the accounting for trust preferred securities. As a result of the provisions in FIN 46, RST was deconsolidated as of March 31, 2004, with the Company accounting for its investment in RST as assets, its subordinated debentures as debt, and the interest paid thereon as interest expense. The Company had always classified the trust preferred securities as debt, but eliminated its common stock investment.

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

On January 28, 2004, the Trustee was notified that the Company elected to defer the semi-annual distributions which would have been due on March 7, 2004, until September 7, 2004.

NOTE E - NOTE PAYABLE

RFC Banking Company ("RFCBC") has a note payable to The Union Banking Company secured by the common stock of Rurbanc Data Services, Inc. ("RDSI") and substantially all assets of RFCBC, principal payments of $300,000 quarterly together with interest at prime plus 1% (5.0% at March 31, 2004), maturing June 6, 2006. The principal note balance was $4,600,000 as of March 31, 2004.

RFCBC had a note payable to First Federal Bank of the Midwest secured by certain identified loans held by RFCBC, principal payments equal to the greater of $100,000 or all payments received by RFCBC on collateralized loans, with interest at the lesser of prime plus 0.5%. This note was paid off March 5, 2004.

RDSI has two notes payable to First Federal Bank of the Midwest. The first note is secured by equipment, monthly payments of $13,416, interest at 7.65%, maturing June 9, 2009. The principal note balance was $354,626 as of March 31, 2004. The second note is secured by equipment, monthly

                                   (Continued)
payments of $10,902, interest at 7.65%, maturing June 10, 2007. The principal note balance was $356,738 as of March 31, 2004.

NOTE F - REGULATORY MATTERS

The Company and the subsidiary banks are subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators. If undertaken, these actions could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the subsidiary banks must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the subsidiary banks to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). As of March 31, 2004, the Company and the subsidiary banks exceeded all "well-capitalized" requirements to which they are subject.

As of December 31, 2003, the most recent notification to the regulators categorized The State Bank and Trust Company ("State Bank") as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, State Bank must maintain capital ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed State Bank's category.

                                   (Continued)

The Company and significant subsidiary banks' actual capital amounts (in millions) and ratios are also presented in the following table.

                                                                             TO BE WELL CAPITALIZED UNDER
                                                      FOR CAPITAL ADEQUACY     PROMPT CORRECTIVE ACTION
                                         ACTUAL             PURPOSES                  PROVISIONS
                                     AMOUNT   RATIO    AMOUNT        RATIO   AMOUNT                 RATIO
                                    ---------------------------------------------------------------------
As of March 31, 2004
  Total Capital
     (to Risk-Weighted Assets)
    Consolidated                    $  59.7    20.3%  $  23.5         8.0%   $   --                 N/A
    State Bank                         38.0    14.1      21.5         8.0      26.9                10.0

  Tier I Capital
     (to Risk-Weighted Assets)
    Consolidated                       56.0    19.0      11.8         4.0        --                 N/A
    State Bank                         34.6    12.8      10.8         4.0      16.2                 6.0

  Tier I Capital
     (to Average Assets)
    Consolidated                       56.0    13.2      17.0         4.0        --                 N/A
    State Bank                         34.6     8.8      15.8         4.0      19.7                 5.0

As of December 31, 2003
  Total Capital
     (to Risk-Weighted Assets)
    Consolidated                    $  59.2    19.7%  $  24.1         8.0%   $   --                 N/A
    State Bank                         37.5    13.7      21.9         8.0      27.3                10.0

  Tier I Capital
     (to Risk-Weighted Assets)
    Consolidated                       55.4    18.4      12.0         4.0        --                 N/A
    State Bank                         34.1    12.5      10.9         4.0      16.4                 6.0

  Tier I Capital
     (to Average Assets)
    Consolidated                       55.4    12.8      17.4         4.0        --                 N/A
    State Bank                         34.1     8.4      16.3         4.0      20.4                 5.0

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

NOTE H - NEW ACCOUNTING PRONOUNCEMENTS

In December 2003, the FASB (Financial Accounting Standards Board) revised SFAS No. 132, "Employers Disclosures about Pensions and Other Postretirement Benefits", which is an amendment of FASB Statements No. 87, 88 and 106. There was no material impact of the adoption on the financial statements.

NOTE I - BRANCH SALES

On March 28, 2003, the Citizens Savings Bank ("Citizens"), a division of RFC Banking Company, was sold. As of March 28, Citizens had total loans of $57.2 million, total fixed assets (net of accumulated depreciation) of $869,000 and total deposits of $70.8 million. A pre-tax gain of approximately $8.0 million was recorded in March from the sale.

The Company does not maintain a separate statement of operations for each division.

NOTE J - STOCK OPTIONS

The Company accounts for its stock option plan under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the grant date. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation.

                                                        Three Months Ended March 31,
                                                          2004                2003
                                                      -----------         ------------
Net income, as reported                               $   612,022         $  5,299,631
Less: Total stock-based employee compensation
    cost determined under the fair value based
    method, net of income taxes                           (49,183)             (19,823)
                                                      -----------         ------------
Pro forma net income                                  $   562,839         $  5,279,808
                                                      ===========         ============
Earnings per share:
    Basic - as reported                               $      0.13         $       1.17
    Basic - pro forma                                 $      0.12         $       1.16
    Diluted - as reported                             $      0.13         $       1.17
    Diluted - proforma                                $      0.12         $       1.16

                                   (Continued)

NOTE K - COMMITMENTS AND CREDIT RISK

As of March 31, 2004, loan commitments and unused lines of credit totaled $50,142,000, standby letters of credit totaled $367,000 and no commercial letters of credit were outstanding.

NOTE L - SEGMENT INFORMATION

The reportable segments are determined by the products and services offered, primarily distinguished between banking and data processing operations. Other segments include the accounts of the holding company, Rurban Financial Corp., which provides management and operational services to its subsidiaries; Reliance Financial Services, N.A., which provides trust and financial services to customers nationwide; and Rurban Life, which provides insurance products to customers of the Company's subsidiary banks. Information reported internally for performance assessment follows.

                                  (Continued)

As of and for the three months ended March 31, 2004

                                                            Data                          Total        Intersegment   Consolidated
                                           Banking       Processing       Other          Segments      Elimination       Totals
                                        -------------------------------------------------------------------------------------------
Income statement information:
  Net interest income (expense)         $   3,321,403   $    (54,555)  $  (282,668)   $   2,984,180   $           -   $   2,984,180

  Noninterest income - external
   customers                                  777,970      2,691,238       865,806        4,335,014               -       4,335,014

  Noninterest income - other segments               -        348,901       481,252          830,153        (830,153)             -
                                        -------------   ------------   -----------    -------------   -------------   -------------
   Total revenue                            4,099,373      2,985,584     1,064,390        8,149,347        (830,153)      7,319,194
  Noninterest expense                       3,808,094      2,135,333     1,175,925        7,119,352        (830,153)      6,289,199

  Significant non-cash items:
   Depreciation and amortization              125,572        417,208        22,082          564,862               -         564,862
   Provision for loan losses                  150,000              -             -          150,000               -         150,000

  Income tax expense (benefit)                 88,760        289,085      (109,872)         267,973               -         267,973

  Segment profit (loss)                 $     262,128   $    561,166   $  (211,272)   $     612,022   $           -   $     612,022
  Balance sheet information:
  Total assets                          $ 418,398,038   $  9,389,703   $ 4,212,483    $ 432,000,224   $ (10,249,282)  $ 421,750,942
  Goodwill and intangibles                  2,762,322              -             -        2,762,322               -       2,762,322
  Premises and equipment
   expenditures, Three months
   ended March 31, 2004                        46,100        353,740        41,180          441,020               -         441,020

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Rurban Financial Corp. ("Rurban" or "the Company") was incorporated on February 23, 1983, under the laws of the State of Ohio. Rurban is a bank holding company registered with the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended. Rurban's subsidiaries, The State Bank and Trust Company ("State Bank") and RFC Banking Company ("RFCBC") are engaged in the industry segment of commercial banking. RFCBC was created June 30, 2001 through the merger of The Peoples Banking Company, The First National Bank of Ottawa and The Citizens Savings Bank Company. As of June 6, 2003, RFCBC completed the sale of all its active banking locations, retaining only selected loans. RFCBC has ceased doing a banking business and operates as a loan subsidiary of Rurban in servicing and working out the retained loans. Rurban's subsidiary, Rurbanc Data Services, Inc. ("RDSI"), provides computerized data processing services to community banks and businesses including Rurban's subsidiary banks. Rurban's subsidiary, Rurban Life Insurance Company ("Rurban Life") has a certificate of authority from the State of Arizona to transact insurance as a domestic life and disability insurer. Rurban Statutory Trust I ("RST") was established in August 2000. In September 2000, RST closed a pooled private offering of 10,000 Capital Securities with a liquidation amount of $1,000 per security. The proceeds of the offering were loaned to the Company in exchange for junior subordinated debentures with terms similar to the Capital Securities. The sole assets of RST are the junior subordinated debentures and the back-up obligations, in the aggregate, constitute a full and unconditional guarantee by the Company of the obligations of RST under the Capital Securities. Reliance Financial Services, N.A. ("Reliance"), a wholly owned subsidiary of State Bank, provides trust and financial services to customers nationwide.

The following discussion is intended to provide a review of the consolidated financial condition and results of operations of Rurban. This discussion should be read in conjunction with the consolidated financial statements and related footnotes in Rurban's 2003 Form 10-K filed with the Securities and Exchange Commission.

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

GOODWILL AND OTHER INTANGIBLES - The Company records all assets and liabilities acquired in purchase acquisitions, including goodwill and other intangibles, at fair value as required by SFAS 141. Goodwill is subject, at a minimum, to annual tests for impairment. Other intangible assets are amortized over their estimated useful lives using straight-line and accelerated methods, and are subject to impairment if events or circumstances indicate a possible inability to realize the carrying amount. The initial goodwill and other intangibles recorded and subsequent impairment analysis requires management to make subjective judgments concerning estimates of how the acquired asset will perform in the future. Events and factors that may significantly effect the estimates include, among others, customer attrition, changes in revenue growth trends, specific industry conditions and changes in competition.

IMPACT OF ACCOUNTING CHANGES

In December 2003, the FASB (Financial Accounting Standards Board) revised SFAS No. 132, "Employers Disclosures about Pensions and Other Postretirement Benefits", which is an amendment of FASB Statements No. 87, 88 and 106. There was no material impact of the adoption on the financial statements.

QUARTERLY EARNINGS SUMMARY

Net income for the quarter was $612,000, or $0.13 per diluted share, versus $5.3 million, or $1.17 per diluted share, for the first quarter 2003. The decrease in net income is the result of the Citizens branch sale on March 28, 2003 for a pre-tax gain of $8.0 million.

Net interest income declined $1.9 million to $3.0 million for the three months ended March 31, 2004 compared to $4.9 million for the first quarter 2003. The decline in net interest income is largely attributed to the branch sales in 2003 lowering the level of average earning assets as the Company focused on strengthening its capital position.

The provision for loan losses of $150,000 for the first quarter of 2004 decreased $1.0 million (87%) compared to the first three months of 2003.

Noninterest income decreased $7.7 million to $4.3 million in the first quarter of 2004 compared to $12.0 million for the first three months of 2003. The decrease in noninterest income was mainly the result of the aforementioned branch sale for a pre-tax gain of $8.0 million.

Noninterest expense decreased $1.4 million to $6.3 million for the first quarter of 2004 compared to $7.7 million for the first three months of 2003. This decrease is the result of staff reductions from the branch sale and a $306,000 decrease in professional fees as the Company experienced large expenses in 2003 for the branch divestitures and loan workouts.

CHANGES IN FINANCIAL CONDITION

At March 31, 2004, total assets were $421.8 million, a decrease of $13.6 million from December 31, 2003. The decrease was primarily attributable to decreases in loans of $14.8 million and available for sale securities of $9.8 million partially offset by an increase in other assets of $8.9 million as a result of an $8.0 million bank owned life insurance policy purchase in the first quarter of 2004.

At March 31, 2004, the decrease in total liabilities of $14.5 million from the fourth quarter of 2003 was mainly attributable to decreases in deposits of $9.7 million.

LINKED QUARTER COMPARISON

The Company reported a net profit for the first quarter of 2004 of $612,000, or $0.13 per diluted share, versus a net profit of $326,000, or $0.07 per diluted share, for the fourth quarter of 2003. The first quarter profit was mainly due to increasing the core earnings level as shown by improvements in net interest income, fee income and credit quality. The fourth quarter profit was driven largely by a reduction in the loan loss provision of $60,000 bringing the allowance for loan losses to $10.2 million or 3.58% at December 31, 2003.

Net interest income increased $97,000 or 3% to $3.0 million for the three months ended March 31, 2004 compared to $2.9 million for the fourth quarter of 2003. This increase was largely driven by improving loan quality and continued reductions in the cost of interest-bearing liabilities.

A comparison of financial results for the quarter ended March 31, 2004 to the previous quarter ended December 31, 2003 is as follows:

                                                              Linked
                                  Three Months Ended          Quarter
                                03/31/04     12/31/03        % Change
                                --------     --------        --------
                             (dollars in millions, except per share data)
Total Assets                    $   422      $    435          -3%
Loans Held for Sale                 0.2           0.2          --
Loans (Net)                         261           274          -5%
Allowance for Loan Losses           8.2          10.2         -20%
Total Deposits                      308           317          -3%
Total Revenue                       7.3           6.6         +12%
Net interest Income                 3.0           2.9          +3%
Loan Loss Provision                 0.2          (0.1)         --
Noninterest Income                  4.3           3.7         +18%
Noninterest Expense                 6.3           6.1          +2%
Net Income                          0.6           0.3          --
Basic Earnings Per Share        $  0.13      $   0.07          --
Diluted Earnings Per Share      $  0.13      $   0.07          --

On a linked quarter basis, total loans declined $15 million and total assets declined $14 million. The decline in loans was primarily due to negotiated settlements reached with several borrowers resulting in a reduction of nearly $11 million in classified loans and another $2.6 million as a result of being charged-off. The Company continues to promote the exiting of out of market loans.

TOTAL REVENUE

                                             Three Months Ended
                                03/31/04     12/31/03     $Change       %Change
                                --------     --------     -------       -------
                                            (dollars in thousands)
TOTAL REVENUE                   $ 7,319      $  6,555     $   764         +12%

Total revenue (net interest income plus noninterest income) was $7.3 million for the first quarter of 2004 compared to $6.6 million for the fourth quarter of 2003, up $764,000 or 12%.

NET INTEREST INCOME

                                             Three Months Ended
                                03/31/04     12/31/03     $Change       %Change
                                --------     --------     -------       -------
                                            (dollars in thousands)
NET INTEREST INCOME             $ 2,984      $  2,887     $    97         +3%

Net interest income for the first quarter of 2004 was $3.0 million compared to $2.9 million for the fourth quarter of 2003. The net interest margin for the first quarter of 2004 was 3.09% compared to 2.78% for the previous quarter.

LOAN LOSS PROVISION

The provision for loan losses of $150,000 for the first quarter of 2004 represented an increase of $210,000 compared to the fourth quarter of 2003. The reasons for the increase in the first quarter are discussed in the "Allowance for Loan Losses" section.

NONINTEREST INCOME

                                               Three Months Ended
                                   03/31/04      12/31/03     $Change    %Change
                                   --------      --------     -------    -------
                                              (dollars in thousands)
Total Noninterest Income            $ 4,335       $ 3,669       $666       +18%
 - Data Service Fees                  2,691         2,294       +397       +17%
 - Trust Fees                           844           775        +69        +9%
 - Deposit Service Fees                 514           529        -15        -3%
 - Gains on Sale of Loans                10            25        -15       -59%
 - Gains on Sale of Securities           61             -        +61         -
 - Gain (Loss) on Assets                (18)         (142)      +124       +87%
 - Other                                234           188        +46       +24%

Noninterest income increased by $666,000 to $4.3 million in the first quarter of 2004 compared to $3.7 million in the fourth quarter of 2003. The first quarter increase was the continued improvement in data service fees of $397,000 or 17% coupled with another strong quarterly increase in trust fees of $69,000 or 9%. Other items impacting the quarterly results was the purchase of Bank Owned Life Insurance in late January of 2004 resulting in $28,000 per month and gain on the sale of securities resulting in $61,000.

RURBANC DATA SERVICES, INC. ("RDSI")

                                               THREE MONTHS ENDED
                                               ------------------
                                   03/31/04      12/31/03     $Change    %Change
                                   --------      --------     -------    -------
                                              (dollars in thousands)
Data Processing Fees               $  2,691      $  2,294     $   397     +17%

RDSI's continued growth in network services, Internet banking and other technical services accounts for the majority of its revenue growth.

NONINTEREST EXPENSE

                                               Three Months Ended
                                   03/31/04      12/31/03     $Change    %Change
                                   --------      --------     -------    -------
                                              (dollars in thousands)
Total Noninterest Expense          $  6,289      $  6,144     $   145       +2%
 - Salaries & Employee Benefits       3,255         3,034        +221       +7%
 - Equipment Expense                  1,039         1,024         +15       +1%
 - Professional Fees                    469           678        (209)     -31%
 - All Other                          1,526         1,408        +118       +8%

Noninterest expense for the first quarter of 2004 was $6.3 million compared to $6.1 million for the fourth quarter of 2003, an increase of $145,000 or 2%. The quarterly increase is due to the rising costs of employee benefit plans, the accrual of certain incentive based compensation plans and outside data processing fees related to post year-end customer processing associated with tax related information reporting requirements plus conversion fees associated with adding new technology products. The increase is somewhat offset by a $209,000 reduction in professional fees as a result of lower legal costs associated with reduced loan resolution issues during the first quarter of 2004.

LOANS

                                                  As Of
                                         % of                   % of       Inc
                           03/31/04      Total     12/31/03     Total     (Dec)
                           --------      -----     --------     -----     -----
                                            (dollars in millions)
Commercial                 $     78       29%      $     89      31%      $ (11)
Commercial real estate           60       22%            62      22%         (2)
Agricultural                     39       15%            37      13%          2
Residential                      47       17%            47      16%          -
Consumer                         36       13%            37      13%         (1)
Leasing loans                    10        4%            12       5%         (2)
                           --------                --------               -----
Total                      $    270                $    284               $ (14)
Loans held for sale              .2                      .2                   -
                           --------                --------               -----
     Total                 $    270                $    285               $ (15)

Loans decreased $15 million from December 31, 2003 to $270 million at March 31, 2004. The decline in loans was primarily due to negotiated settlements reached with several borrowers resulting in a reduction of nearly $11 million in classified loans and another $2.6 million as a result of being charged-off. The Company continues to promote the exiting of out of market loans.

ASSET QUALITY

                         As Of And For The Quarter Ended
                              (dollars in millions)

                                                      03/31/04     12/31/03       Change
                                                      --------     --------       ------
Non-performing loans                                  $   17.9     $   18.4       $ -0.5
Non-performing assets                                     19.0         19.9         -0.9
Non-performing assets/ loan plus OREO                     7.02%        6.96%       +0.06%
Non-performing assets/ total assets                       4.50%        4.57%       -0.07%
Net chargeoffs                                             2.1          1.0           --
Net chargeoffs (annualized)/ total loans                   3.1%         1.4%          --
Loan loss provision                                        0.2         (0.1)          --
Allowance for loan loss - $                                8.2         10.2         -2.0
Allowance for loan loss - %                               3.06%        3.58%       -0.52%
Allowance/non-performing loans                              46%          55%          --
Allowance/non-performing assets                             43%          51%          --

Non-performing assets at March 31, 2004 decreased to $19.0 million or 4.50% of total assets, versus $19.9 million, or 4.57% at December 31, 2003, a decrease of $0.9 million. Net chargeoffs for the first quarter of 2004 were $2.1 million compared to $1.0 million in the fourth quarter of 2003.

ALLOWANCE FOR LOAN LOSSES

The Company grades its loans using an eight grade system. Loans with concerns are classified as either:

         - Grade 5 - Special Mention: Potential weaknesses that deserve management's close attention

         - Grade 6 - Substandard: Inadequately protected, with well-defined weakness that jeopardize pay off of debt

         - Grade 7 - Doubtful: Inherent weaknesses which are well-defined and a high probability of loss (impaired) (These loans are typically reserved down to collateralized values)

         - Grade 8 - Loss: Considered uncollectible. May have recovery or salvage value with future collection efforts (these loans are either fully reserved or charged off)

The Company's allowance for loan losses has four components. Those components are shown in the following table. Commercial, commercial real estate and agricultural loans of over $100,000 are individually reviewed and assessed regarding the need for an individual allocation.

                                           ----------03/31/04---------      ----------12/31/03---------
                                                         ALLOCATION                       ALLOCATION
                                            LOAN       ---------------       LOAN      ----------------
                                           BALANCE      $          %        BALANCE      $          %
                                           -------     ----      -----      -------    -----      -----
Allocations for individual                 $  15.1     $3.2      34.23%     $  19.7    $ 5.7      28.93%
commercial loans graded
Doubtful (impaired)
Allocations for individual
commercial loans graded
Substandard                                   27.8      3.0      11.44         33.4      2.5       7.49
Allocation based on Special
Mention loan balance                          18.4      0.5         --         21.0      0.6       2.86
"General" allowance based on
chargeoff history of nine
categories of loans                          208.5      1.5       1.09        210.5      1.4       0.67
                                           -------     ----      -----      -------    -----      -----
             TOTAL                         $ 269.8     $8.2       3.06%     $ 284.6    $10.2       3.58%

The amount of loans classified as doubtful decreased $4.6 million to $15.1 million for the quarter ended March 31, 2004 and substandard loans decreased $5.6 million to $27.8 million. Allowance allocations on doubtful loans decreased $2.5 million while allowance allocations on substandard loans increased $0.5 million from December 31, 2003. The allowance for loan losses at March 31, 2004 was $8.2 million or 3.06% of loans compared to $10.2 million or 3.58% at December 31, 2003.

CAPITAL RESOURCES

At March 31, 2004, actual capital levels (in millions) and minimum required levels were:

                                                                                  Minimum Required
                                                           Minimum Required    To Be Well Capitalized
                                                              For Capital      Under Prompt Corrective
                                              Actual       Adequacy Purposes     Action Regulations
                                          --------------   -----------------   -----------------------
                                          Amount   Ratio   Amount      Ratio   Amount            Ratio
                                          ------   -----   --------    -----   ------            -----
Total capital (to risk weighted assets)
  Consolidated                            $ 59.7    20.3%  $   23.5      8.0%  $    -             N/A
  State Bank                                38.0    14.1       21.5      8.0     26.9             10.0

The Company and State Bank were categorized as well capitalized at March 31, 2004.

WRITTEN AGREEMENT

On July 5, 2002, the Company and State Bank entered into a Written Agreement ("Agreement") with the Federal Reserve Bank of Cleveland and the Ohio Division of Financial Institutions. The Agreement was the result of an examination of State Bank as of December 31, 2001, which was conducted in March and April 2002. A copy of the Agreement was attached as Exhibit 99(b) to the Form 8-K filed by the Company on July 11, 2002.

As of March 31, 2004, management believes that the Company and State Bank were in full compliance with the terms of the Agreement. However, the Agreement will continue in place until the Federal Reserve Bank of Cleveland and the Ohio Division of Financial Institutions determine that the Agreement may be terminated. The Company believes that additional improvement in problem loans, earnings and operations, as well as other items described in the Agreement, is necessary before the Agreement may be terminated, and management cannot predict when that may occur.

Under the terms of the Agreement, State Bank and RFCBC are prohibited from paying dividends to the Company without prior regulatory approval. The Agreement also prohibits the Company from paying trust preferred "dividends" and common stock dividends without prior regulatory approval.

GOALS FOR 2004 AND 2005

      The Company's near term goals include:

            -     Focus on the quality of the loan underwriting process

            -     Continued efforts to reduce the level of problem loans

            -     Continued focus on Customer Relationship Management (CRM)

            -     Continued efforts to improve operational efficiencies

            - Continue improvement efforts necessary to achieve the release from the Agreement

            - Restoring earnings to a level sufficient to resume the payment of a dividend

LIQUIDITY

Liquidity relates primarily to the Company's ability to fund loan demand, meet deposit customers' withdrawal requirements and provide for operating expenses. Assets used to satisfy these needs consist of cash and due from banks, federal funds sold, interest earning deposits in other financial institutions, securities available-for sale and loans held for sale. These assets are commonly referred to as liquid assets. Liquid assets were $123.9 million at March 31, 2004 compared to $132.4 million at December 31, 2003.

The Company's residential first mortgage portfolio of $47.2 million at March 31, 2004 and $46.7 million at December 31, 2003, which can and has been used to collateralize borrowings, is an additional source of liquidity. Management believes its current liquidity level is sufficient to meet its liquidity needs. At March 31, 2004, all eligible mortgage loans were pledged under a Federal Home Loan Bank ("FHLB") blanket lien.

The cash flow statements for the periods presented provide an indication of the Company's sources and uses of cash as well as an indication of the ability of the Company to maintain an adequate level of liquidity. A discussion of the cash flow statements at March 31, 2004 and 2003 follows.

The Company experienced negative cash flows from operating activities at March 31, 2004 but positive cash flows as of March 31, 2003. Net cash from operating activities was $(7.5) million and $7.3 million, respectively, at March 31, 2004 and 2003.

Net cash flow from investing activities was $22.8 million and $53.2 million at March 31, 2004 and 2003 respectively. The changes in net cash from investing activities at March 31, 2004 include a increase in securities of $10.0 million, a decrease in loans of $(12.6) million and changes in interest-bearing deposits, purchases of premises and equipment and other investing activities. The changes in net cash from investing activities at March 31, 2003 include a decrease in securities of $(15.8) million, a decrease in loans of $(42.7) million, a decrease from the sale of Citizens Banking Company branches of $(4.7) million as well as changes in interest-bearing deposits, purchases of premises and equipment and other investing activities.

Net cash flow from financing activities was $(13.9) million and $(30.6) million at March 31, 2004 and 2003, respectively. The net cash decrease was primarily due to a reduction in total deposits of $(9.7) million at March 31, 2004 compared to $(28.2) at March 31, 2003. Other changes included a note payable decrease of $(5.0) million at March 31, 2004 compared to a $(1.9) decrease in FHLB advances, a decrease of $(0.5) million for a note payable at March 31, 2003.

OFF-BALANCE-SHEET BORROWING ARRANGEMENTS:

Significant additional off-balance-sheet liquidity is available in the form of FHLB advances, unused federal funds lines from correspondent banks, and the national certificate of deposit market. While such additional off-balance-sheet liquidity is available, the Agreement between Rurban, State Bank, the Federal Reserve Bank of Cleveland and the Ohio Division of Financial Institutions requires Rurban and State Bank to obtain written approval of the Federal Reserve Bank of Cleveland and the Ohio Division of Financial Institutions prior to directly or indirectly incurring any debt.

Approximately $38.6 million residential first mortgage loans of the Company's $47.2 million portfolio qualify to collateralize FHLB borrowings and have been pledged to meet FHLB collateralization requirements as of March 31, 2004. In addition to residential first mortgage loans, $25.0 million in investment securities are pledged to meet FHLB collateralization requirements. Based on the current collateralization requirements of the FHLB, approximately $5.5 million of additional borrowing capacity existed at March 31, 2004.

As of March 31, 2004, the Company had unused federal funds lines totaling approximately $13.0 million from two correspondent banks. At December 31, 2003, the Company had no unused federal funds lines. Federal funds borrowed were $0 at March 31, 2004 and December 31, 2003.

Approximately $8.7 million of performing commercial loans are pledged to the Federal Reserve Discount Window to establish additional borrowing capacity of $6.1 million. Such loans are pledged for contingency funding purposes and to date this borrowing capacity has not been used.

                  TABULAR DISCLOSURE OF CONTRACTUAL OBLIGATIONS

                                                        PAYMENT DUE BY PERIOD
                                ---------------------------------------------------------------------
                                                   LESS                                      MORE
                                                  THAN 1         1 - 3         3 - 5        THAN 5
   Contractual Obligations         TOTAL           YEAR          YEARS         YEARS         YEARS
-----------------------------   ------------   ------------   -----------   -----------   -----------
Long-Term Debt Obligations      $39,0000,000   $ 10,000,000            $0    $5,000,000   $24,000,000
Other Debt Obligations            15,621,364      1,446,172     3,865,192             0    10,310,000
Capital Lease Obligations                  0              0             0             0             0
Operating Lease Obligations          771,900         99,600       199,200       199,200       273,900
Purchase Obligations                       0              0             0             0             0
Other Long-Term Liabilities
Reflected on the Registrant's
Balance Sheet under GAAP         170,634,579    115,101,774    49,111,251     6,232,442       189,112
                                ------------   ------------   -----------   -----------   -----------
               Total            $226,027,843   $126,647,546   $53,175,643   $11,431,642   $34,773,012
                                ============   ============   ===========   ===========   ===========

The Company's contractual obligations as of March 31, 2004 were evident in long-term debt obligations, other debt obligations, operating lease obligations and other long-term liabilities. The long-term debt obligations are comprised of FHLB advances of $39,000,000. The other debt obligations are comprised of Trust Preferred Securities of $10,310,000 and Notes Payable of $5,311,364. The operating lease obligation is a lease on the RDSI building of $99,600 a year. The other long-term liabilities are comprised of time deposits of $170,634,579.

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

The Federal Reserve Board, together with the Office of the Comptroller of the Currency and the Federal Deposit Insurance Company, adopted a Joint Agency Policy Statement on interest rate risk effective June 26, 1996. The policy statement provides guidance to examiners and bankers on sound practices for managing interest rate risk, and serves as the basis for ongoing evaluation of the adequacy of interest rate risk management at supervised institutions. The policy statement also outlines fundamental elements of sound management that have been identified in prior Federal Reserve guidance and discusses the importance of these elements in the context of managing interest rate risk. Specifically, the guidance emphasizes the need for active Board of Director and senior management oversight and a comprehensive risk management process that effectively identifies, measures, and controls interest rate risk.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The following table provides information about the Company's financial instruments used for purposes other than trading that are sensitive to changes in interest rates as of March 31, 2004. It does not present when these items may actually reprice. For loans receivable, securities, and liabilities with contractual maturities, the table presents principal cash flows and related weighted-average interest rates by contractual maturities as well as the Company's historical experience of the impact of interest rate fluctuations on the prepayment of loans and mortgage backed securities. For core deposits (demand deposits, interest-bearing checking, savings, and money market deposits) that have no contractual maturity, the table presents principal cash flows and, as applicable related, weighted-average interest rates based upon the Company's historical experience, management's judgment and statistical analysis, as applicable, concerning their most likely withdrawal behaviors. The current historical interest rates for core deposits have been assumed to apply for future periods in this table as the actual interest rates that will need to be paid to maintain these deposits are not currently known. Weighted average variable rates are based upon contractual rates existing at the reporting date.

          PRINCIPAL/NOTIONAL AMOUNT MATURING OR ASSUMED TO WITHDRAW IN:
                             (DOLLARS IN THOUSANDS)

                                      First       Years
                                      Year        2 - 5     Thereafter     Total
                                    ---------   ---------   ----------   ----------
Comparison of 2004 to 2003:
Total rate-sensitive assets:
         At March 31, 2004          $ 144,729   $ 143,833   $   96,832   $  385,394
         At December 31, 2003         152,522     160,505       92,230      405,257
                                    ---------   ---------   ----------   ----------
Increase (decrease)                 $  (7,793)  $ (16,672)  $    4,602   $  (19,863)
Total rate-sensitive liabilities:
         At March 31, 2004          $ 157,588   $ 174,439   $   35,060   $  367,087
         At December 31, 2003         168,024     177,733       34,970      380,727
                                    ---------   ---------   ----------   ----------
Increase (decrease)                 $ (10,436)  $  (3,294)  $       90   $  (13,640)

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

The Company manages its interest rate risk by the employment of strategies to assure that desired levels of both interest-earning assets and interest-bearing liabilities mature or reprice with similar time frames. Such strategies include:
1) loans receivable which are renewed (and repriced) annually, 2) variable rate loans, 3) certificates of deposit with terms from one month to six years and 4) securities available for sale which mature at various times primarily from one through ten years, 5) federal funds borrowings with terms of one day to 90 days, and 6) Federal Home Loan Bank borrowings with terms of one day to ten years.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

         With the participation of the President and Chief Executive Officer (the principal executive officer) and the Executive Vice President and Chief Financial Officer (the principal financial officer) of the Company, the Company's management has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the quarterly period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Company's President and Chief Executive Officer and Executive Vice President and Chief Financial Officer have concluded that:

              - information required to be disclosed by the Company in this Quarterly Report on Form 10-Q would be accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure;

              - information required to be disclosed by the Company in this Quarterly Report on Form 10-Q would be recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms; and

              - the Company's disclosure controls and procedures are effective as of the end of the quarterly period covered by this Quarterly Report on Form 10-Q to ensure that material information relating to the Company and its consolidated subsidiaries is made known to them, particularly during the period in which this Quarterly Report on Form 10-Q is being prepared.

Changes in Internal Control Over Financial Reporting

         There were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Company's fiscal quarter ended March 31, 2004, that have materially affected or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings
    Not applicable

Item 2. Changes in Securities and Use of Proceeds and Issuer Purchases of Equity Securities
     a.  Not applicable

     b.  Not applicable

     c.  Not applicable

     d.  Not applicable

     e.  Not applicable

Item 3. Defaults Upon Senior Securities
    Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders
    Not applicable

Item 5. Other Information
    Not applicable

Item 6. Exhibits and Reports on Form 8-K

     a.  Exhibits

         31.1 - Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)

         31.2 - Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer)

         32.1 - Section 1350 Certification (Principal Executive Officer)

         32.2 - Section 1350 Certification (Principal Financial Officer)

     b.  Reports on Form 8-K

         A Form 8-K was filed on March 5, 2004 to report that the Company notified the trustee of its trust preferred securities of its election to defer the semi-annual interest payment, which would have been due March 7, 2004. During any interest deferral period, the trust preferred Indenture prohibits the payment of a common stock dividend.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                                 RURBAN FINANCIAL CORP.

Date:  May 14, 2004                              By  /S/ Kenneth A. Joyce
                                                     --------------------
                                                     Kenneth A. Joyce
                                                     President & Chief
                                                     Executive Officer

                                                 By  /S/ James E. Adams
                                                     --------------------
                                                     James E. Adams
                                                     Executive Vice President &
                                                     Chief Financial Officer