Form 10-Q
period 2004-06-30
RURBAN FINANCIAL CORP
filed 2004-08-12
CIK 767405

                                    Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended June 30, 2004
                                      OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to
                              --------------    -------------------

Commission file number 0-13507

                             RURBAN FINANCIAL CORP.
            ---------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Ohio                                         34-1395608
--------------------------------          --------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

                    401 Clinton Street, Defiance, Ohio 43512
             -------------------------------------------------------
              (Address of principal executive offices) (Zip Code)

                                 (419) 783-8950
             -------------------------------------------------------
              (Registrant's telephone number, including area code)

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

             Yes [ ]                    No [X]

         The number of common shares of Rurban Financial Corp. outstanding was 4,559,820 on August 1, 2004.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The interim condensed consolidated financial statements of Rurban Financial Corp. ("Rurban" or the "Company") and subsidiaries are unaudited; however, the information contained herein reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of financial condition and results of operations for the interim periods presented. All adjustments reflected in these financial statements are of a normal recurring nature in accordance with Rule 10-01(b)(8) of Regulation S-X. Results of operations for the three and six months ended June 30, 2004 are not necessarily indicative of results for the complete year.

                             RURBAN FINANCIAL CORP.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
               JUNE 30, 2004, DECEMBER 31, 2003 AND JUNE 30, 2003


ASSETS

                                                         (UNAUDITED)                                 (UNAUDITED)
                                                        -------------         -------------         -------------
                                                           JUNE 30,             DECEMBER 31,            JUNE 30,
                                                             2004                  2003                  2003
                                                        -------------         -------------         -------------
Cash and due from banks                                 $  13,171,717         $  14,176,952         $  28,290,819
Federal funds sold                                          3,000,000            10,000,000            45,300,000
                                                        -------------         -------------         -------------
   Cash and cash equivalents                               16,171,717            24,176,952            73,590,819
Interest-bearing deposits                                     250,000               260,000               660,000
Available-for-sale securities                              98,097,284           107,698,595            77,686,612
Loans held for sale                                                --               218,753                    --
Loans, net of unearned income                             270,692,050           284,104,311           325,328,441
Allowance for loan losses                                  (6,922,995)          (10,181,135)          (12,299,309)
Premises and equipment                                     10,844,554            11,145,499            11,749,767
Federal Reserve and Federal Home Loan Bank stock            2,789,700             2,744,900             3,728,900
Foreclosed assets held for sale, net                          405,000             1,390,552             1,198,070
Interest receivable                                         1,881,886             2,000,732             2,169,656
Deferred income taxes                                       3,114,552             2,304,264             5,397,313
Goodwill                                                    2,144,304             2,144,304             2,144,303
Core deposits and other intangibles                           593,005               644,987               706,742
Other                                                      14,964,505             6,659,158               655,343
                                                        -------------         -------------         -------------
   Total assets                                         $ 415,025,562         $ 435,311,872         $ 492,716,657
                                                        =============         =============         =============



See notes to condensed consolidated financial statements (unaudited)

Note: The balance sheet at December 31, 2003 has been derived from the audited consolidated financial statements at that date.

LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                  (UNAUDITED)                             (UNAUDITED)
                                                                 -------------       -------------       -------------
                                                                    JUNE 30,          DECEMBER 31,          JUNE 30,
                                                                     2004                2003                2003
                                                                 -------------       -------------       -------------
LIABILITIES
   Deposits
        Demand                                                   $  33,300,989       $  46,084,861       $  45,991,520
        Savings, interest checking and money market                 94,934,794          96,721,318         107,058,255
        Time                                                       162,755,279         174,668,570         211,632,260
                                                                 -------------       -------------       -------------
             Total deposits                                        290,991,062         317,474,749         364,682,035
   Notes payable                                                     3,050,037          10,327,599          14,461,049
   Federal Home Loan Bank advances                                  54,000,000          39,000,000          39,500,000
   Trust preferred securities                                       10,310,000          10,000,000          10,000,000
   Interest payable                                                  2,708,568           2,347,303           2,241,987
   Retail repurchase agreements                                      3,115,032           3,923,754                --
   Other liabilities                                                 2,623,647           3,855,711          13,674,495
                                                                 -------------       -------------       -------------
             Total liabilities                                     366,798,346         386,929,116         444,559,566
                                                                 -------------       -------------       -------------
COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS' EQUITY
   Common stock, $2.50 stated value; authorized
     10,000,000 shares; issued 4,575,702; outstanding
     June 30, 2004 - 4,567,296, December 31, 2003 -
     4,565,879 and June 30, 2003 - 4,565,721 shares                 11,439,255          11,439,255          11,439,255
   Additional paid-in capital                                       11,007,086          11,009,268          11,009,733
   Retained earnings                                                27,530,508          26,209,444          25,683,244
   Unearned employee stock ownership plan (ESOP)
     shares                                                            (84,857)           (163,493)           (281,447)
   Accumulated other comprehensive income                           (1,371,828)            201,082             621,320
   Treasury stock, at cost
        Common; June 30, 2004 - 8,406, December 31,
          2003 - 9,823 and June 30, 2003 - 9,981 shares               (292,948)           (312,800)           (315,014)
                                                                 -------------       -------------       -------------
             Total stockholders' equity                             48,227,216          48,382,756          48,157,091
                                                                 -------------       -------------       -------------
             Total liabilities and stockholders' equity          $ 415,025,562       $ 435,311,872       $ 492,716,657
                                                                 =============       =============       =============



See notes to condensed consolidated financial statements (unaudited)

Note: The balance sheet at December 31, 2003 has been derived from the audited consolidated financial statements at that date.

                             RURBAN FINANCIAL CORP.
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                               THREE MONTHS ENDED

                                                                             JUNE 30,           JUNE 30,
                                                                              2004               2003
                                                                          ------------       ------------
INTEREST INCOME
     Loans                                                                $  3,936,798       $  6,362,205
     Securities
          Taxable                                                              862,159            638,845
          Tax-exempt                                                            39,171             44,391
     Other                                                                      10,990            179,205
                                                                          ------------       ------------
             Total interest income                                           4,849,118          7,224,646
                                                                          ------------       ------------
INTEREST EXPENSE
     Deposits                                                                1,151,545          2,886,822
     Notes payable                                                              81,446            150,247
     Federal Home Loan Bank advances                                           429,997            599,801
     Trust preferred securities                                                276,251            267,944
                                                                          ------------       ------------
             Total interest expense                                          1,939,239          3,904,814
                                                                          ------------       ------------
NET INTEREST INCOME                                                          2,909,879          3,319,832
PROVISION FOR LOAN LOSSES                                                     (340,000)           300,000
                                                                          ------------       ------------
NET INTEREST INCOME AFTER PROVISION FOR LOAN
   LOSSES                                                                    3,249,879          3,019,832
                                                                          ------------       ------------
NON-INTEREST INCOME
     Data service fees                                                       2,425,862          2,186,261
     Trust fees                                                                732,459            596,432
     Customer service fees                                                     505,340            559,037
     Net gains on loan sales                                                     9,919            150,998
     Net realized gains (losses) on sales of available-
        for-sale securities                                                     62,887             (2,901)
     Loan servicing fees                                                        97,266            111,484
     Gain on sale of assets                                                     96,746                 --
     Gain on sale of branches                                                       --         11,914,699
     Other                                                                     152,405            155,384
                                                                          ------------       ------------
             Total non-interest income                                       4,082,884         15,671,394
                                                                          ------------       ------------


See notes to condensed consolidated financial statements (unaudited)


                                          JUNE 30,           JUNE 30,
                                            2004              2003
                                         ----------        ----------
NON-INTEREST EXPENSE
   Salaries and employee benefits        $3,295,728        $3,710,122
   Net occupancy expense                    235,279           303,215
   Equipment expense                      1,020,485         1,057,472
   Data processing fees                      68,023           129,392
   Professional fees                        677,428         2,034,581
   Marketing expense                         74,571            92,677
   Printing and office supplies             107,863           133,323
   Telephone and communications             166,643           186,846
   Postage and delivery expense              85,811           140,876
   State, local and other taxes             211,502           169,032
   Other                                    621,379           895,838
                                         ----------        ----------
     Total non-interest expense           6,564,712         8,853,374
                                         ----------        ----------
INCOME BEFORE INCOME TAX                    768,051         9,837,852
PROVISION FOR INCOME TAXES                   59,008         3,358,451
                                         ----------        ----------
NET INCOME                               $  709,043        $6,479,401
                                         ==========        ==========
BASIC EARNINGS PER SHARE                 $     0.16        $     1.42
                                         ==========        ==========
DILUTED EARNINGS PER SHARE               $     0.16        $     1.42
                                         ==========        ==========


See notes to condensed consolidated financial statements (unaudited)

                             RURBAN FINANCIAL CORP.
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                                SIX MONTHS ENDED

                                                             JUNE 30,          JUNE 30,
                                                               2004              2003
                                                           ------------      ------------
INTEREST INCOME
     Loans                                                 $  8,196,756      $ 15,152,228
     Securities
          Taxable                                             1,644,681         1,450,322
          Tax-exempt                                             80,493            84,316
     Other                                                       41,065           280,229
                                                           ------------      ------------
             Total interest income                            9,962,995        16,967,095
                                                           ------------      ------------
INTEREST EXPENSE
     Deposits                                                 2,430,576         6,726,621
     Notes payable                                              248,299           244,012
     Federal Home Loan Bank advances                            837,560         1,253,302
     Trust preferred securities                                 552,501           532,944
                                                           ------------      ------------
             Total interest expense                           4,068,936         8,756,879
                                                           ------------      ------------
NET INTEREST INCOME                                           5,894,059         8,210,216
PROVISION FOR LOAN LOSSES                                      (190,000)        1,494,000
                                                           ------------      ------------
NET INTEREST INCOME AFTER PROVISION FOR LOAN
   LOSSES                                                     6,084,059         6,716,216
                                                           ------------      ------------
NON-INTEREST INCOME
     Data service fees                                        5,117,100         4,409,445
     Trust fees                                               1,575,989         1,267,933
     Customer service fees                                    1,019,186         1,195,292
     Net gains on loan sales                                     20,047           302,410
     Net realized gains on sales of available-for-sale
        securities                                              123,962            23,632
     Loan servicing fees                                        194,031           228,938
     Gain on sale of assets                                      78,331                --
     Gain on sale of branches                                        --        19,950,611
     Other                                                      289,253           288,538
                                                           ------------      ------------
             Total non-interest income                        8,417,899        27,666,799
                                                           ------------      ------------

See notes to condensed consolidated financial statements (unaudited)

                                                              JUNE 30,          JUNE 30,
                                                                2004             2003
                                                            ------------     ------------
NON-INTEREST EXPENSE
   Salaries and employee benefits                           $  6,550,896     $  7,525,035
   Net occupancy expense                                         486,705          699,569
   Equipment expense                                           2,059,578        2,116,626
   Data processing fees                                          208,457          219,079
   Professional fees                                           1,145,947        2,809,242
   Marketing expense                                             178,781          193,531
   Printing and office supplies                                  253,639          298,459
   Telephone and communications                                  312,469          384,357
   Postage and delivery expense                                  176,400          331,950
   State, local and other taxes                                  414,601          327,430
   Other                                                       1,066,438        1,617,582
                                                            ------------     ------------
     Total non-interest expense                               12,853,911       16,522,860
                                                            ------------     ------------
INCOME BEFORE INCOME TAX                                       1,648,047       17,860,155
PROVISION FOR INCOME TAXES                                       326,982        6,081,123
                                                            ------------     ------------
NET INCOME                                                  $  1,321,065     $ 11,779,032
                                                            ============     ============
BASIC EARNINGS PER SHARE                                    $       0.29     $       2.59
                                                            ============     ============
DILUTED EARNINGS PER SHARE                                  $       0.29     $       2.59
                                                            ============     ============

See notes to condensed consolidated financial statements (unaudited)

RURBAN FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS'
EQUITY (UNAUDITED)

                                               Three Months      Three Months      Six Months        Six Months
                                                  Ended              Ended           Ended             Ended
                                               June 30, 2004     June 30, 2003    June 30, 2004     June 30, 2003
                                                  Total              Total           Total             Total
                                               Stockholders'     Stockholders'    Stockholders'     Stockholders'
                                                  Equity            Equity           Equity            Equity
                                               ------------      ------------     ------------      ------------
Balance at beginning of period                 $ 49,273,631      $ 41,651,508     $ 48,382,756      $ 36,382,332
Net Income                                          709,043         6,479,401        1,321,065        11,779,032
Other comprehensive income (loss):
   Net change in unrealized gains (losses)
     on securities available for sale            (1,794,775)           26,182       (1,572,911)          (43,591)
                                               ------------      ------------     ------------      ------------
Total comprehensive income                       (1,085,732)        6,505,583         (251,846)       11,735,441
Stock options exercised                                  --                --           17,670                --
Paydown of ESOP loan                                 39,318                --           78,636            39,318
                                               ------------      ------------     ------------      ------------
Balance at end of period                       $ 48,227,216      $ 48,157,091     $ 48,227,216      $ 48,157,091
                                               ============      ============     ============      ============

See notes to condensed consolidated financial statements (unaudited)

                             RURBAN FINANCIAL CORP.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                SIX MONTHS ENDED

                                                             JUNE 30,          JUNE 30,
                                                               2004              2003
                                                           ------------      ------------
OPERATING ACTIVITIES
   Net income                                              $  1,321,065      $ 11,779,032
   Adjustments to reconcile net income to net cash
     provided by operating activities
        Depreciation and amortization                         1,135,419         1,188,049
        Provision for loan losses                              (190,000)        1,494,000
        ESOP shares earned                                       78,636            39,318
        Amortization of premiums and discounts on
          securities                                            408,952           399,455
        Amortization of intangible assets                        51,982           243,375
        Deferred income taxes                                        --            98,499
        Proceeds from sale of loans held for sale             2,785,746        26,676,168
        Originations of loans held for sale                  (2,765,699)      (26,373,758)
        Gain on sale of branch                                       --       (19,995,365)
        Gain from sale of loans                                 (20,047)         (302,410)
        Gain on sales of foreclosed assets                      (96,746)               --
        Loss on sales of fixed assets                                --            39,834
        Net realized gains on available-for-sale
          securities                                           (123,962)          (23,632)
   Changes in
        Interest receivable                                     118,846         1,797,065
        Other assets                                           (305,347)        8,884,683
        Interest payable and other liabilities                 (560,799)        9,881,593
                                                           ------------      ------------
             Net cash provided by operating activities        1,838,046        15,825,906
                                                           ------------      ------------
INVESTING ACTIVITIES
   Net change in interest-bearing deposits                       10,000          (400,000)
   Purchases of available-for-sale securities               (36,213,698)      (80,243,474)
   Proceeds from maturities of available-for-sale
     securities                                              28,758,870        99,611,502
   Proceeds from the sales of available-for-sale
     securities                                              14,387,951        17,634,708
   Net change in loans                                       10,483,761        80,344,385
   Purchase of bank owned life insurance                     (8,000,000)               --
   Purchase of premises and equipment                          (834,474)         (891,447)
   Purchase of Federal Home Loan Federal Reserve
     Bank stock                                                (428,100)          (63,000)
   Proceeds from sale of Federal Home Loan Federal
     Reserve Bank stock                                         383,300                --
   Proceeds from the sale of foreclosed assets                1,161,411           712,692
   Payment of assumption of liability from sale of
     branch                                                          --       (70,452,850)
                                                           ------------      ------------
             Net cash provided by investing activities        9,709,021        46,302,030
                                                           ------------      ------------

                                                             JUNE 30,          JUNE 30,
                                                               2004              2003
                                                           ------------      ------------
FINANCING ACTIVITIES
   Net increase (decrease) in demand deposits, money
     market, interest checking and savings accounts        $(14,570,396)     $ 44,799,310
   Net decrease in certificates of deposit                  (11,913,291)      (84,465,813)
   Net decrease in securities sold under agreements to
     repurchase                                                (808,722)               --
   Proceeds (repayment) of Federal Home Loan Bank
     advances                                                15,000,000        (8,350,000)
   Proceeds (repayments) of note payable                     (7,277,562)        8,461,049
   Proceeds from stock options exercised                         17,670                --
                                                           ------------      ------------
        Net cash used in financing activities               (19,552,301)      (39,555,454)
                                                           ------------      ------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS             (8,005,234)       22,572,482
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                 24,176,952        51,018,337
                                                           ------------      ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                   $ 16,171,718      $ 73,590,819
                                                           ============      ============
SUPPLEMENTAL CASH FLOWS INFORMATION

   Interest paid                                           $  5,792,179      $  9,486,340
   Income taxes paid (net of refunds)                                --        (3,468,512)

See notes to condensed consolidated financial statements (unaudited)

                                       11
                                  (Continued)

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

In December 2003, the Financial Accounting Standards Board ("FASB") issued a revision to FIN 46 to clarify certain provisions that affected the accounting for trust preferred securities. As a result of the provisions in FIN 46, Rurban Statutory Trust 1 ("RST") was deconsolidated as of March 31, 2004, with the Company accounting for its investment in RST as assets, its subordinated debentures as debt, and the interest paid thereon as interest expense. The Company had always classified the trust preferred securities as debt, but eliminated its common stock investment.

The condensed consolidated balance sheet of the Company as of December 31, 2003 has been derived from the audited consolidated balance sheet of the Company as of that date.

For further information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

NOTE B -- EARNINGS PER SHARE

Earnings per share have been computed based on the weighted average number of shares outstanding during the periods presented. For the periods ended June 30, 2004 and 2003, stock options totaling 212,487 and 199,855 shares of common stock were not considered in computing EPS as they were anti-dilutive. The number of shares used in the computation of basic and diluted earnings per share was:

                                   Three Months Ended             Six Months Ended
                                       June 30,                      June 30,
                                       --------                      --------
                                  2004           2003           2004           2003
                               ----------     ----------     ----------     ----------
Basic earnings per share        4,555,068      4,549,413      4,555,014      4,545,162
Diluted earnings per share      4,562,104      4,549,413      4,572,345      4,545,162


                                       12
                                  (Continued)

NOTE C - LOANS, RISK ELEMENTS AND ALLOWANCE FOR LOAN LOSSES

Total loans on the balance sheet are comprised of the following classifications at:

                                                         June 30,          December 31,          June 30,
                                                           2004                2003                2003
                                                      --------------      --------------      --------------
Commercial                                            $   68,380,142      $   89,470,661      $  103,665,092
Commercial real estate                                    61,498,275          62,339,628          76,618,213
Agricultural                                              40,728,900          36,721,822          40,476,501
Residential real estate                                   57,683,899          46,717,917          48,056,313
Consumer                                                  34,515,046          37,309,999          40,926,628
Lease financing                                            8,177,521          11,774,730          15,833,436
                                                      --------------      --------------      --------------
Total loans                                              270,983,783         284,334,757         325,576,183
Less
   Net deferred loan fees, premiums and discounts           (291,733)           (230,446)           (247,742)
                                                      --------------      --------------      --------------
     Loans, net of unearned income                    $  270,692,050      $  284,104,311      $  325,328,441
                                                      ==============      ==============      ==============
Allowance for loan losses                             $   (6,922,995)     $  (10,181,135)     $  (12,299,309)
                                                      ==============      ==============      ==============

The following is a summary of the activity in the allowance for loan losses account for the six months ended June 30, 2004 and 2003 and the year ended December 31, 2003.

                                   June 30,        December 31,        June 30,
                                     2004              2003              2003
                                 ------------      ------------      ------------
Balance, beginning of year       $ 10,181,135      $ 17,693,841      $ 17,693,841
Provision charged to expense         (190,000)        1,202,000         1,262,000
Recoveries                          1,075,241         3,139,534         1,515,076
Loans charged off                  (4,143,381)      (11,854,240)       (8,171,608)
                                 ------------      ------------      ------------
Balance, end of period           $  6,922,995      $ 10,181,135      $ 12,299,309
                                 ============      ============      ============

The following schedule summarizes nonaccrual, past due and impaired loans at:

                                                    June 30,       December 31,       June 30,
                                                      2004             2003             2003
                                                  ------------     ------------     ------------
Non-accrual loans                                 $ 16,535,000     $ 18,352,000     $ 20,326,000
Accruing loans which are contractually
   past due 90 days or more as to interest or
   principal payments                                       --               --           23,000
                                                  ------------     ------------     ------------
     Total non-performing loans                   $ 16,535,000     $ 18,352,000     $ 20,349,000
                                                  ============     ============     ============


                                       13
                                  (Continued)

Individual loans determined to be impaired, including non-accrual loans, were as follows:

                                                        June 30,       December 31,       June 30,
                                                          2004             2003             2003
                                                      ------------     ------------     ------------
Loans with no allowance for loan losses allocated     $  1,148,000     $    153,000     $    917,000
Loans with allowance for loan losses allocated          16,603,000       19,685,000       18,057,000
                                                      ------------     ------------     ------------
   Total impaired loans                               $ 17,751,000     $ 19,838,000     $ 18,974,000
                                                      ============     ============     ============
Amount of allowance allocated                         $  3,898,000     $  5,651,000     $  5,340,000
                                                      ============     ============     ============

NOTE D - TRUST PREFERRED SECURITIES

On September 7, 2000, RST, a wholly owned subsidiary of the Company, completed a pooled private offering of 10,000 Capital Securities with a liquidation amount of $1,000 per security. The proceeds of the offering were loaned to the Company in exchange for junior subordinated debentures with terms similar to the Capital Securities. The sole assets of RST are the junior subordinated debentures of the Company and payments thereunder. The junior subordinated debentures and the back-up obligations, in the aggregate, constitute a full and unconditional guarantee by the Company of the obligations of RST under the Capital Securities. Distributions on the Capital Securities are payable semi-annually at the annual rate of 10.6% and are included in interest expense in the consolidated financial statements. These securities are considered Tier 1 capital (with certain limitations applicable) under current regulatory guidelines. As of June 30, 2004, December 31, 2003 and June 30, 2003, the outstanding principal balance of the Capital Securities was $10,000,000. In December 2003, FASB issued a revision to FIN 46 to clarify certain provisions that affected the accounting for trust preferred securities. As a result of the provisions in FIN 46, RST was deconsolidated as of March 31, 2004, with the Company accounting for its investment in RST as assets, its subordinated debentures as debt, and the interest paid thereon as interest expense. The Company had always classified the trust preferred securities as debt, but eliminated its common stock investment.

The junior subordinated debentures are subject to mandatory redemption, in whole or in part, upon repayment of the Capital Securities at maturity or their earlier redemption at the liquidation amount. Subject to the Company having received prior approval of the Federal Reserve, if then required, the Capital Securities are redeemable prior to the maturity date of September 7, 2030, at the option of the Company; on or after September 7, 2010 at a premium; on or after September 7, 2020 at par; or upon occurrence of specific events defined within the trust indenture. The Company has the option to defer distributions on the Capital Securities from time to time for a period not to exceed 10 consecutive semi-annual periods.

On January 28, 2004, the Trustee was notified that the Company elected to defer the semi-annual distributions which would have been due on March 7, 2004, until September 7, 2004.

On July 23, 2004, the Trustee was notified that the Company elected to defer the semi-annual distributions which would have been due on September 7, 2004, until March 7, 2005.


                                       14
                                  (Continued)

NOTE E - NOTE PAYABLE

RFC Banking Company ("RFCBC") has a note payable to The Union Banking Company secured by the common stock of Rurbanc Data Services, Inc. ("RDSI") and substantially all assets of RFCBC. The note requires quarterly principal payments of $300,000 together with interest at prime plus 1% (5.25% at June 30, 2004) and matures on June 6, 2006. The principal note balance was $2,600,000 as of June 30, 2004, $5,900,000 as of December 31, 2003 and $9,000,000 as of June
30, 2003.

RFCBC had a note payable to First Federal Bank of the Midwest secured by certain identified loans held by RFCBC, principal payments equal to the greater of $100,000 or all payments received by RFCBC on collateralized loans, with interest at the lesser of prime plus 0.5%. This note was paid off March 5, 2004.

RDSI has two notes payable to First Federal Bank of the Midwest. The first note is secured by equipment, requires monthly payments of $13,416, interest at 7.65%, and matures on June 9, 2009. The principal note balance was $328,674 as of June 30, 2004. The second note is secured by equipment, requires monthly payments of $10,902, interest at 7.65%, and matures on June 10, 2007. The principal note balance was $121,361 as of June 30, 2004. The combined principal note balance was $769,824 as of December 31, 2003 and $1,098,000 as of June 30, 2003.

NOTE F - REGULATORY MATTERS

The Company and the subsidiary banks are subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators. If undertaken, these actions could have a direct material adverse effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the subsidiary banks must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the subsidiary banks to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). As of June 30, 2004, the Company and the subsidiary banks exceeded all "well-capitalized" requirements to which they are subject.

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


                                       15
                                  (Continued)

The Company and significant subsidiary banks' actual capital amounts (in millions) and ratios are also presented in the following table.

                                                                                               TO BE WELL CAPITALIZED UNDER
                                                                      MINIMUM REQUIRED FOR       PROMPT CORRECTIVE ACTION
                                                ACTUAL             CAPITAL ADEQUACY PURPOSES            PROVISIONS
                                         AMOUNT         RATIO         AMOUNT         RATIO         AMOUNT         RATIO
                                         ------         -----         ------         -----         ------         -----
As of June 30, 2004
   Total Capital
        (to Risk-Weighted Assets)
     Consolidated                        $ 60.4          21.0%        $ 23.0           8.0%         $  --           N/A
     State Bank                            38.4          14.4           21.3           8.0           26.6          10.0

   Tier I Capital
        (to Risk-Weighted Assets)
     Consolidated                          56.8          19.7           11.5           4.0             --           N/A
     State Bank                            35.1          13.2           10.6           4.0           16.0           6.0

   Tier I Capital
        (to Average Assets)
     Consolidated                          56.8          13.7           16.6           4.0             --           N/A
     State Bank                            35.1           9.0           15.7           4.0           19.6           5.0

As of December 31, 2003
   Total Capital
        (to Risk-Weighted Assets)
     Consolidated                        $ 59.2          19.7%        $ 24.1           8.0%         $  --           N/A
     State Bank                            37.5          13.7           21.9           8.0           27.3          10.0

   Tier I Capital
        (to Risk-Weighted Assets)
     Consolidated                          55.4          18.4           12.0           4.0             --           N/A
     State Bank                            34.1          12.5           10.9           4.0           16.4           6.0

   Tier I Capital
        (to Average Assets)
     Consolidated                          55.4          12.8           17.4           4.0             --           N/A
     State Bank                            34.1           8.4           16.3           4.0           20.4           5.0


                                       16
                                  (Continued)

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

NOTE H - NEW ACCOUNTING PRONOUNCEMENTS

In December 2003, FASB revised SFAS No. 132, "Employers Disclosures about Pensions and Other Postretirement Benefits", which is an amendment of FASB Statements No. 87, 88 and 106. There was no material impact of the adoption on the financial statements.

NOTE I - BRANCH SALES

On June 6, 2003, the Peoples Banking Company ("Peoples") and First Bank of Ottawa ("Ottawa"), divisions of RFC Banking Company, were sold. As of June 6, 2003, Peoples and Ottawa had total loans of $76.6 million, total fixed assets (net of accumulated depreciation) of $1.4 million and total deposits of $166.2 million. A pre-tax gain of approximately $12.0 million was recorded in June 2003 from the sale.

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


                                       17
                                  (Continued)

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

                                                Three Months Ended                       Six Months Ended
                                                     June 30,                                June 30,
                                              2004              2003                2004                2003
                                         --------------    --------------      --------------      --------------
Net income (loss), as reported           $      709,043    $    6,479,401      $    1,321,065      $   11,779,032
Less: Total stock-based employee
compensation cost determined under
the fair value based method, net of
income taxes                                    (49,183)          (15,777)            (98,365)            (31,554)
                                         --------------    --------------      --------------      --------------
Pro forma net income                     $      659,860    $    6,463,264      $    1,222,700      $   11,747,478
                                         ==============    ==============      ==============      ==============
Earnings per share:
   Basic - as reported                   $         0.16    $         1.42      $         0.29      $         2.59
   Basic - pro forma                     $         0.14    $         1.42      $         0.27      $         2.58
   Diluted - as reported                 $         0.16    $         1.42      $         0.29      $         2.59
   Diluted - pro forma                   $         0.14    $         1.42      $         0.27      $         2.58

NOTE K - COMMITMENTS AND CREDIT RISK

As of June 30, 2004, loan commitments and unused lines of credit totaled $50,581,000, standby letters of credit totaled $302,000 and no commercial letters of credit were outstanding.

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


                                       18
                                  (Continued)

As of and for the six months ended June 30, 2004


                                                              Data                     Total       Intersegment    Consolidated
                                             Banking       Processing     Other       Segments     Elimination        Totals
                                          ------------    ----------   ----------   ------------   ------------    ------------
Income statement information:
  Net interest income (expense)           $  6,567,771    $ (106,986)  $ (566,726)  $  5,894,059   $         --    $  5,894,059

  Non-interest income - external
     customers                               1,684,171     5,117,100    1,616,628      8,417,899             --       8,417,899

  Non-interest income - other segments              --       674,236    1,013,993      1,688,229     (1,688,229)             --
                                          ------------    ----------   ----------   ------------   ------------    ------------

     Total revenue                           8,251,942     5,684,350    2,063,895     16,000,187     (1,688,229)     14,311,958

  Non-interest expense                       7,856,667     4,388,853    2,296,620     14,542,140     (1,688,229)     12,853,911

  Significant non-cash items:
     Depreciation and
    amortization                               250,260       838,982       46,177      1,135,419             --       1,135,419
     Provision for loan losses                (190,000)           --           --       (190,000)            --        (190,000)

  Income tax expense (benefit)                 280,410       279,255     (232,683)       326,982             --         326,982

  Segment profit (loss)                   $    749,048    $1,016,242   $ (444,225)  $  1,321,065   $         --    $  1,321,065

  Balance sheet information:
  Total assets                            $414,565,101    $8,821,887   $4,433,646   $427,820,634   $(12,795,072)   $415,025,562

  Goodwill and intangibles                   2,737,309            --           --      2,737,309             --       2,737,309

  Premises  and equipment
     expenditures, Six months
     ended June 30, 2004                       245,159       505,444       83,871        834,474             --         834,474

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Rurban Financial Corp. ("Rurban" or "the Company") was incorporated on February 23, 1983, under the laws of the State of Ohio. Rurban is a bank holding company registered with the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended. Rurban's subsidiary, The State Bank and Trust Company ("State Bank") is engaged in the industry segment of commercial banking. RFC Banking Company ("RFCBC") was created June 30, 2001 through the merger of The Peoples Banking Company, The First National Bank of Ottawa and The Citizens Savings Bank Company. As of June 6, 2003, RFCBC completed the sale of all its active banking locations, retaining only selected loans. RFCBC has ceased doing business as a bank and operates as a loan subsidiary of Rurban in servicing and working out the retained loans. Rurban's subsidiary, Rurbanc Data Services, Inc. ("RDSI"), provides computerized data processing services to community banks and businesses including Rurban's subsidiary banks. Rurban's subsidiary, Rurban Life Insurance Company ("Rurban Life") has a certificate of authority from the State of Arizona to transact insurance as a domestic life and disability insurer. Rurban Statutory Trust I ("RST") was established in August 2000. In September 2000, RST completed a pooled private offering of 10,000 Capital Securities with a liquidation amount of $1,000 per security. The proceeds of the offering were loaned to the Company in exchange for junior subordinated debentures with terms similar to the Capital Securities. The sole assets of RST are the junior subordinated debentures and the back-up obligations, in the aggregate, constitute a full and unconditional guarantee by the Company of the obligations of RST under the Capital Securities. Reliance Financial Services, N.A. ("Reliance"), a wholly owned subsidiary of State Bank, provides trust and financial services to customers nationwide.

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

Regardless of the extent of the Company's analysis of customer performance, portfolio trends or risk management processes, certain inherent but undetected losses are probable within the loan portfolio. This is due to several factors, including inherent delays in obtaining information regarding a customer's financial condition or changes in their unique business conditions, the subjective nature of individual loan evaluations, collateral assessments and the interpretation of economic trends. Volatility of economic or customer-specific conditions affecting the identification and estimation of losses for larger non-homogeneous credits and the sensitivity of assumptions utilized to establish allowances for homogenous groups of loans are also factors. The Company estimates a range of inherent losses related to the existence of these exposures. The estimates are based upon the Company's evaluation of imprecise risk associated with the commercial and consumer allowance levels and the estimated impact of the current economic environment.

GOODWILL AND OTHER INTANGIBLES - The Company records all assets and liabilities acquired in purchase acquisitions, including goodwill and other intangibles, at fair value as required by SFAS 141. Goodwill is subject, at a minimum, to annual tests for impairment. Other intangible assets are amortized over their estimated useful lives using straight-line or accelerated methods, and are subject to impairment if events or circumstances indicate a possible inability to realize the carrying amount. The initial goodwill and other intangibles recorded and subsequent impairment analysis requires management to make subjective judgments concerning estimates of how the acquired asset will perform in the future. Events and factors that may significantly effect the estimates include, among others, customer attrition, changes in revenue growth trends, specific industry conditions and changes in competition.

IMPACT OF ACCOUNTING CHANGES

In December 2003, the FASB (Financial Accounting Standards Board) revised SFAS No. 132, "Employers Disclosures about Pensions and Other Postretirement Benefits", which is an amendment of FASB Statements No. 87, 88 and 106. There was no material impact of the adoption on the financial statements.

QUARTERLY AND YTD EARNINGS SUMMARY

Net income for the quarter was $709,000, or $0.16 per diluted share, versus $6.5 million, or $1.42 per diluted share, for the second quarter 2003. Net income for the six months was $1.3 million, or $0.29 per diluted share, versus net income of $11.8 million, or $2.59 per diluted share for the same period in 2003. The quarterly decrease in net income is the result of the Peoples Banking Company and First Bank of Ottawa branch sales on June 6, 2003 for a pre-tax gain of $12.0 million. The year-to-date decrease in net income was primarily driven by the sale of the branches of RFC Banking Company resulting in a pre-tax gain of approximately $20.0 million.

Net interest income declined $410,000 to $2.9 million for the three months ended June 30, 2004 compared to $3.3 million for the second quarter 2003. The decline in net interest income is largely attributed to the branch sales in 2003 lowering the level of average earning assets as the Company focused on strengthening its capital position.

The provision for loan losses of $(340,000) for the second quarter of 2004 decreased $640,000 compared to the second quarter of 2003 due to credit quality improvements.

Non-interest income decreased $11.6 million to $4.1 million in the second quarter of 2004 compared to $15.7 million for the second quarter of 2003. The decrease in non-interest income was mainly the result of the aforementioned branch sale for a pre-tax gain of $12.0 million.

Non-interest expense decreased $2.3 million to $6.6 million for the second quarter of 2004 compared to $8.9 million for the second quarter of 2003. This decrease is the result of staff reductions from the branch sale and a $1.4 million decrease in professional fees as the Company experienced large expenses in 2003 for the branch divestitures and loan workouts.

CHANGES IN FINANCIAL CONDITION

JUNE 30, 2004 VS. DECEMBER 31, 2003

At June 30, 2004, total assets were $415.0 million, a decrease of $20.3 million from December 31, 2003. The decrease was primarily attributable to decreases in loans of $13.4 million and available for sale securities of $9.6 million partially offset by an increase in other assets of $8.3 million as a result of an $8.0 million bank owned life insurance policy purchased in the first quarter of 2004.

At June 30, 2004, the decrease in total liabilities and shareholders' equity of $20.3 million from December 31, 2003 was mainly attributable to decreases in deposits of $26.5 million principally resulting from planned reductions in higher cost broker deposits of $6.1 million and the decrease in notes payable of $7.3 million resulting from accelerated collection of payments on loans supporting this obligation.

JUNE 30, 2004 VS. JUNE 30, 2003

As of June 30, 2004, total assets decreased $77.7 million from June 30, 2003. The decrease was mainly due to decreases in cash and cash equivalents of $57.4 million and loans of $30.0 million. The decrease in cash and cash equivalents is attributed to the increase in federal funds sold in the second quarter of 2003 as a result of the branch sales. The decrease in loans is attributed to the planned exit of out of market loans.

As of June 30, 2004, total liabilities and shareholders' equity decreased $77.7 million. The decrease was mainly attributed to a decrease in total deposits of $73.7 million.

LINKED QUARTER COMPARISON

The Company reported a net profit for the second quarter of 2004 of $709,000, or $0.16 per diluted share, versus a net profit of $612,000, or $0.13 per diluted share, for the first quarter of 2004. The second quarter profit was mainly due to a reduction in the provision for loan losses as a result of continued improvements in credit quality. The first quarter profit was driven largely by increasing core earnings level as shown by improvements in net interest income, fee income and credit quality.

Net interest income decreased $74,000 or 2% to $2.9 million for the second quarter ended June 30, 2004 compared to $3.0 million for the first quarter of 2004. This decrease was largely driven by a $10.0 million decline in average earning assets reflecting a strategic reduction in higher risk credit assets.

A comparison of financial results for the quarter ended June 30, 2004 to the previous quarter ended March 31, 2004 is as follows:


                                           Three Months Ended           Linked
                                        06/30/04        03/31/04        Quarter
                                        --------        --------
                                                                       % Change
                                                                       --------
                                 (dollars in millions, except per share data)
Total Assets                             $ 415           $ 422            -2%
Loans Held for Sale                         --             0.2             --
Loans (net of unearned income)             271             270             --
Allowance for Loan Losses                  6.9             8.2           -16%
Total Deposits                             291             308            -6%
Total Revenue                              7.0             7.3            -4%
Net interest Income                        2.9             3.0            -2%
Loan Loss Provision                      (0.3)             0.2             --
Non-interest Income                        4.1             4.3            -6%
Non-interest Expense                       6.6             6.3            +4%
Net Income                                 0.7             0.6             --
Basic Earnings Per Share                $ 0.16          $ 0.13             --
Diluted Earnings Per Share              $ 0.16          $ 0.13             --

On a linked quarter basis, total loans increased $1.4 million and total assets declined $6.7 million. Although there was an increase in total loans for the linked quarter, commercial loans decreased primarily due to negotiated settlements reached with several borrowers in the second quarter of 2004 resulting in a reduction of nearly $6.0 million in classified loans. The Company continues to promote the exiting of out of market loans.

 TOTAL REVENUE

                                   Three Months Ended

                 06/30/04       03/31/04        $Change      %Change
                 --------       --------        -------      -------
                                (dollars in thousands)
Total Revenue    $ 6,993         $7,319          $-326          -4%

 Total revenue (net interest income plus noninterest income) was $7.0 million for the second quarter of 2004 compared to $7.3 million for the first quarter of 2004, down $326,000 or 4%.

 NET INTEREST INCOME

                               Three Months Ended

                        06/30/04        03/31/04        $Change        %Change
                        --------        --------        -------        -------
                                        (dollars in thousands)
Net Interest Income     $ 2,910          $2,984          $-74            -2%

Net interest income for the second quarter of 2004 was $2.9 million compared to $3.0 million for the first quarter of 2004. The tax equivalent net interest margin for the second quarter of 2004 was 3.10% compared to 3.09% for the previous quarter.

LOAN LOSS PROVISION

The provision for loan losses of $(340,000) for the second quarter of 2004 represented a decrease of $490,000 compared to the first quarter of 2004. The reasons for the decrease in the second quarter are discussed in the "Allowance for Loan Losses" section.

NON-INTEREST INCOME

                                             Three Months Ended

                                    06/30/04   03/31/04    $Change   %Change
                                    --------   --------    -------   -------
                                             (dollars in thousands)
Total Non-interest Income             $ 4,083    $ 4,335      $-252       -6%
   - Data Service Fees                  2,426      2,691       -265      -10%
   - Trust Fees                           732        844       -112      -13%
   - Deposit Service Fees                 505        514         -9       -2%
   - Gains on Sale of Loans                10         10          -         -
   - Gains on Sale of Securities           63         61         +2       +3%
   - Gain (Loss) on Assets                 97       (18)       +115         -
   - Other                                250        234        +16       +7%

Non-interest income decreased by $252,000 to $4.1 million in the second quarter of 2004 compared to $4.3 million in the first quarter of 2004. The second quarter decrease is mainly due to seasonality factors regarding data processing, trust and deposit fees. These accounts generally experience seasonally higher activity levels during the first quarter. Also in the second quarter, the Company liquidated various repossessed assets which resulted in a gain of $97,000 compared to an $18,000 loss in the first quarter of 2004.

RURBANC DATA SERVICES, INC. ("RDSI")


                                        THREE MONTHS ENDED
                                        ------------------

                           06/30/04   03/31/03   $ Change   % Increase
                           --------   --------   --------   ----------
                                        (Dollars in Thousands)
Data Processing Fees       $ 2,426    $2,691      $-265        -10%

Data processing fees declined $265,000 compared to the first quarter of 2004 as a result of normal year-end billing activity recorded in January of each year.

NON-INTEREST EXPENSE

                                              Three Months Ended

                                     06/30/04    03/31/04   $Change   %Change
                                     --------    --------   -------   -------
                                                (dollars in thousands)
Total Non-interest Expense             $ 6,565     $ 6,289     $ 276       +4%
   - Salaries & Employee Benefits        3,296       3,255       +41       +1%
   - Equipment Expense                   1,020       1,039       -19       -2%
   - Professional Fees                     677         469      +208      +44%
   - All Other                           1,572       1,526       +46       +3%

Non-interest expense for the second quarter of 2004 was $6.6 million compared to $6.3 million for the first quarter of 2004, an increase of $276,000 or 4%. The quarterly increase is due to higher legal costs associated with the collection and aggressive reduction in criticized assets in addition to market value adjustments on OREO and other repossessed assets prior to disposition, rising costs of employee benefit plans and the accrual of certain incentive based compensation plans.

LOANS


                                                 As Of
                                         % of                % of         Inc
                                                                          ---
                              06/30/04   Total  03/31/04     Total       (Dec)
                              --------   -----  --------     -----       -----
                                           (dollars in  millions)
Commercial                      $ 68      25%    $ 78         29%        $(10)
Commercial real estate            61      23%      60         22%           1
Agricultural                      41      15%      39         15%           2
Residential                       58      21%      47         17%          11
Consumer                          35      13%      36         13%          (1)
Leasing loans                      8      3%       10          4%          (2)
                                ----             ----                    ----
Total                           $271             $270                    $  1
Loans held for sale               --               .2                      --
                                ----             ----                    ----
   Total                        $271             $270                    $  1

Loans increased $1 million from March 31, 2004 to $271 million at June 30, 2004. Although there was an increase in total loans for the linked quarter, commercial loans decreased primarily due to negotiated settlements reached with several borrowers in the second quarter of 2004 resulting in a reduction of nearly $6.0 million in classified loans. The Company continues to promote the exiting of out of market loans.

ASSET QUALITY

                         As Of And For The Quarter Ended

                              (dollars in millions)

                                                 06/30/04     03/31/04     Change
                                                 --------     --------     ------
Non-performing loans                                $ 16.5       $ 17.9    $ -1.4
Non-performing assets                                 17.2         19.0      -1.8
Non-performing assets/ loan plus OREO                 6.34%        7.02%    -0.68%
Non-performing assets/ total assets                   4.14%        4.50%    -0.36%
Net chargeoffs                                         1.0          2.1      -1.1
Net chargeoffs (annualized)/ total loans               1.4%         3.1%     -1.7%
Loan loss provision                                   (0.3)         0.2        --
Allowance for loan loss - $                            6.9          8.2      -1.3
Allowance for loan loss - %                           2.56%        3.06%    -0.50%
Allowance/non-performing loans                          42%          46%       --
Allowance/non-performing assets                         40%          43%       --

Non-performing assets at June 30, 2004 decreased to $17.2 million or 4.14% of total assets, versus $19.0 million, or 4.50% at March 31, 2004, a decrease of $1.8 million. Net chargeoffs for the second quarter of 2004 were $1.0 million compared to $2.1 million in the first quarter of 2004.

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

                                            06/30/04                         03/31/04
                                  -----------------------------     -------------------------------
                                   LOAN          ALLOCATION           LOAN          ALLOCATION
                                  BALANCE     $             %       BALANCE        $           %
                                  -------     ------     ------     -------     ------      -------
Allocations for individual
commercial loans graded
Doubtful (impaired)               $ 17.8      $  3.9     21.91%     $ 15.1      $  3.2       21.19%
Allocations for individual
commercial loans graded
Substandard                         19.1         1.0      5.24        27.8         3.0       10.79
Allocation based on Special
Mention loan balance                12.9         0.4        --        18.4         0.5          --
"General" allowance based on
chargeoff history of nine
categories of loans                221.2         1.6      0.72       208.3         1.5        0.72
                                  ------      ------    ------      ------      ------      ------
   TOTAL                          $271.0      $  6.9      2.56%     $269.6      $  8.2        3.06%

The amount of loans classified as doubtful increased $2.7 million to $17.8 million for the quarter ended June 30, 2004 and substandard loans decreased $8.7 million to $19.1 million. Allowance allocations on doubtful loans increased $0.7 million while allowance allocations on substandard loans decreased $2.0 million from March 31, 2004. The allowance for loan losses at June 30, 2004 was $6.9 million or 2.56% of loans compared to $8.2 million or 3.06% at March 31, 2004.

CAPITAL RESOURCES

At June 30, 2004, actual capital levels (in millions) and minimum required levels were:

                                                                                        Minimum Required
                                                                                          To Be Well
                                                                       Minimum            Capitalized
                                                                       Required           Under Prompt
                                                                      For Capital          Corrective
                                                   Actual          Adequacy Purposes    Action Regulations
                                                   ------          -----------------    ------------------
                                                Amount  Ratio      Amount       Ratio   Amount       Ratio
                                                ------  -----      ------       -----   ------       -----
Total capital (to risk weighted assets)
   Consolidated                                 $ 60.4  21.0%      $ 23.0        8.0%   $   --        N/A
   State Bank                                     38.4  14.4         21.3        8.0      26.6        10.0

       The Company and State Bank were categorized as well capitalized at June 30, 2004.

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

As of June 30, 2004, management believes that the Company and State Bank were in full compliance with the terms of the Agreement. However, the Agreement will continue in place until the Federal Reserve Bank of Cleveland and the Ohio Division of Financial Institutions determine that the Agreement may be terminated.

Under the terms of the Agreement, State Bank and RFCBC are prohibited from paying dividends to the Company without prior regulatory approval. The Agreement also prohibits the Company from paying trust preferred "dividends" and common stock dividends without prior regulatory approval.

GOALS FOR 2004 AND 2005

The Company's near term goals include:

      -     Continued focus on the quality of the loan underwriting process

      -     Continued efforts to reduce the level of problem loans

      -     Continued focus on Customer Relationship Management (CRM)

      -     Continued efforts to improve operational efficiencies

      - Continue improvement efforts necessary to achieve the release from the Agreement

      - Restoring earnings to a level sufficient to resume the payment of a dividend

LIQUIDITY

Liquidity relates primarily to the Company's ability to fund loan demand, meet deposit customers' withdrawal requirements and provide for operating expenses. Assets used to satisfy these needs consist of cash and due from banks, federal funds sold, interest earning deposits in other financial institutions, securities available-for sale and loans held for sale. These assets are commonly referred to as liquid assets. Liquid assets were $114.5 million at June 30, 2004 compared to $123.9 million at March 31, 2004.

The Company's residential first mortgage portfolio of $57.7 million at June 30, 2004 and $47.2 million at March 31, 2004, which can and has been used to collateralize borrowings, is an additional source of liquidity. Management believes its current liquidity level is sufficient to meet its liquidity needs. At June 30, 2004, all eligible mortgage loans were pledged under a Federal Home Loan Bank ("FHLB") blanket lien.

The cash flow statements for the periods presented provide an indication of the Company's sources and uses of cash as well as an indication of the ability of the Company to maintain an adequate level of liquidity. A discussion of the cash flow statements at June 30, 2004 and 2003 follows.

The Company experienced positive cash flows from operating activities at June 30, 2004 and 2003. Net cash from operating activities was $1.8 million and $15.8 million, respectively, at June 30, 2004 and 2003.

Net cash flow from investing activities was $9.7 million and $46.3 million at June 30, 2004 and 2003 respectively. The changes in net cash from investing activities at June 30, 2004 include a increase in securities of $6.9 million, a decrease in loans of $(10.5) million and changes in interest-bearing deposits, purchases of premises and equipment and other investing activities. The changes in net cash from investing activities at June 30, 2003 include a increase in securities of $37.0 million, a decrease in loans of $(80.3) million, a decrease from the sale of the RFC Banking Company branches of $(70.5) million as well as changes in interest-bearing deposits, purchases of premises and equipment and other investing activities.

Net cash flow from financing activities was $(19.6) million and $(39.6) million at June 30, 2004 and 2003, respectively. The net cash decrease was primarily due to a reduction in total deposits of $(26.5) million at June 30, 2004 compared to $(39.7) at June 30, 2003.

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

Approximately $49.0 million residential first mortgage loans of the Company's $57.7 million portfolio qualify to collateralize FHLB borrowings and have been pledged to meet FHLB collateralization requirements as of June 30, 2004. In addition to residential first mortgage loans, $38.7 million in investment securities are pledged to meet FHLB collateralization requirements. Based on the current collateralization requirements of the FHLB, approximately $8.5 million of additional borrowing capacity existed at June 30, 2004.

As of June 30, 2004, the Company had unused federal funds lines totaling $13.0 million from two correspondent banks. At March 31, 2004, the Company had no unused federal funds lines. Federal funds borrowed were $0 at June 30, 2004 and March 31, 2004.

Approximately $8.3 million of performing commercial loans are pledged to the Federal Reserve Discount Window to establish additional borrowing capacity of $5.8 million. Such loans are pledged for contingency funding purposes and to date this borrowing capacity has not been used.

                  TABULAR DISCLOSURE OF CONTRACTUAL OBLIGATIONS

                                                               PAYMENT DUE BY PERIOD
                                  -----------------------------------------------------------------------------
                                                       LESS                                             MORE
Contractual Obligations                               THAN 1           1 - 3           3 - 5           THAN 5
-----------------------               TOTAL            YEAR            YEARS           YEARS           YEARS
                                  ------------     ------------     -----------     -----------     -----------
Long-Term Debt Obligations        $ 54,000,000     $ 25,000,000     $         0     $ 6,000,000     $23,000,000

Other Debt Obligations              13,360,037        1,446,172       1,603,865               0      10,310,000

Capital Lease Obligations                    0                0               0               0               0

Operating Lease Obligations            747,000           99,600         199,200         199,200         249,000

Purchase Obligations                         0                0               0               0               0

Other Long-Term Liabilities
Reflected on the Registrant's
Balance Sheet under GAAP           162,755,279       94,744,852      59,077,658       8,888,989          43,780
                                  ------------     ------------     -----------     -----------     -----------
   Total                          $230,862,316     $121,290,624     $60,880,723     $15,088,189     $33,602,780
                                  ============     ============     ===========     ===========     ===========

The Company's contractual obligations as of June 30, 2004 were evident in long-term debt obligations, other debt obligations, operating lease obligations and other long-term liabilities. The long-term debt obligations are comprised of FHLB advances of $54,000,000. The other debt obligations are comprised of Trust Preferred Securities of $10,310,000 and Notes Payable of $3,050,037. The operating lease obligation is a lease on the RDSI building of $99,600 a year. The other long-term liabilities are comprised of time deposits of $162,755,279.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The following table provides information about the Company's financial instruments used for purposes other than trading that are sensitive to changes in interest rates as of June 30, 2004. It does not present when these items may actually reprice. For loans receivable, securities, and liabilities with contractual maturities, the table presents principal cash flows and related weighted-average interest rates by contractual maturities as well as the Company's historical experience of the impact of interest rate fluctuations on the prepayment of loans and mortgage backed securities. For core deposits (demand deposits, interest-bearing checking, savings, and money market deposits) that have no contractual maturity, the table presents principal cash flows and, as applicable related, weighted-average interest rates based upon the Company's historical experience, management's judgment and statistical analysis, as applicable, concerning their most likely withdrawal behaviors. The current historical interest rates for core deposits have been assumed to apply for future periods in this table as the actual interest rates that will need to be paid to maintain these deposits are not currently known. Weighted average variable rates are based upon contractual rates existing at the reporting date.

          PRINCIPAL/NOTIONAL AMOUNT MATURING OR ASSUMED TO WITHDRAW IN:
                             (DOLLARS IN THOUSANDS)

Comparison of 2004 to 2003:             First          Years
Total rate-sensitive assets:            Year           2 - 5       Thereafter       Total
                                      ---------      ---------     ----------     ---------
   At June 30, 2004                   $ 133,504      $ 152,092      $ 89,524      $ 375,120
   At December 31, 2003                 152,522        160,505        92,230        405,257
                                      ---------      ---------      --------      ---------
Increase (decrease)                   $ (19,018)     $  (8,413)     $ (2,706)     $ (30,137)
Total rate-sensitive liabilities:
   At June 30, 2004                   $ 148,637      $ 178,714      $ 34,115      $ 361,466
   At December 31, 2003                 168,024        177,733        34,970        380,727
                                      ---------      ---------      --------      ---------
Increase (decrease)                   $ (19,387)     $     981      $   (855)     $ (19,261)

The above table reflects expected maturities, not expected repricing. The contractual maturities adjusted for anticipated prepayments and anticipated renewals at current interest rates, as shown in the preceding table, are only part of the Company's interest rate risk profile. Other important factors include the ratio of rate-sensitive assets to rate sensitive liabilities (which takes into consideration loan repricing frequency but not when deposits may be repriced) and the general level and direction of market interest rates. For some rate sensitive liabilities, their repricing frequency is the same as their contractual maturity. For variable rate loans receivable, repricing frequency can be daily or monthly. For adjustable rate loans receivable, repricing can be as frequent as annually for loans whose contractual maturities range from one to thirty years. While increasingly aggressive local market competition in lending rates has pushed loan rates lower, the Company's increased reliance on non-core funding sources has restricted the Company's ability to reduce funding rates in concert with declines in lending rates.

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

Changes in Internal Control Over Financial Reporting

      There were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Company's fiscal quarter ended June 30, 2004, that have materially affected or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

      Not applicable

Item 2. Changes in Securities and Use of Proceeds and Issuer Purchases of Equity Securities

      a.    Not applicable

      b.    Not applicable

      c.    Not applicable

      d.    Not applicable

      e. The following table provides information regarding repurchases of the Company's common shares during the three months ended June 30, 2004:

                                                                                          Maximum Number
                                                                                         (or Approximate
                                                                     Total Number of     Dollar Value) of
                                                                   Shares Purchased as  Shares that May Yet
                                                                    Part of Publicly    Be Purchased Under
                                Total Number of     Average Price  Announced Plans or      the Plans or
            Period           Shares Purchased (1)  Paid per Share       Programs              Programs
            ------           --------------------  --------------  -------------------  --------------------
April 1 thru April 30, 2004        3,893               $14.04                --                    --

May 1 thru May 31, 2003            2,014               $12.53                --                    --

June 1 thru June 30, 2004          2,195               $12.27                --                    --

(1) All of the repurchased shares were purchased by Reliance Financial Services, N.A., an indirect subsidiary of the Company, in its capacity as the administrator of the Company's Employee Stock Ownership and Savings Plan.

Item 3. Defaults Upon Senior Securities

      Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

I.    Annual Meeting of Shareholders - April 26, 2004

      a. On April 26, 2004, Rurban Financial Corp. held its Annual Meeting of Shareholders. At the close of business on the February 27, 2004 record date, 4,566,991 Rurban Financial Corp. common shares were outstanding and entitled to vote. At the Annual Meeting, 3,669,143 or 80.3% of the outstanding common shares entitle to vote were represented by proxy or in person.

      b.    Directors elected at the Annual Meeting for a three year term:

            Thomas M. Callan
            Richard L. Hardgrove
            Eric C. Hench
            Steven D. VanDemark

            Directors whose term of office continued after the Annual Meeting:

            Thomas A. Buis
            John R. Compo
            John Fahl
            Robert A. Fawcett, Jr.
            Kenneth A. Joyce
            J. Michael Walz, D.D.S.

      c.    Results of Matters voted upon at the Annual Meeting:

                  Election of Directors:

               Nominee                   Votes For    Votes Withheld
               -------                   ---------    --------------
         Thomas M. Callan                3,484,774        184,369

         Richard L. Hardgrove            3,484,583        184,560

         Eric C. Hench                   3,473,661        195,482

         Steven D. VanDemark             3,456,080        213,063

      d.    Not applicable

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

      b.    Reports on Form 8-K

            On April 28, 2004, the Company furnished a Form 8-K to report under
            Item 12. Results of Operations and Financial Condition the issuance of a press release announcing its financial results for the first quarter ended March 31, 2004.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                             RURBAN FINANCIAL CORP.


Date: August 12, 2004                        By /S/ Kenneth A. Joyce
                                                --------------------------------
                                                Kenneth A. Joyce
                                                President & Chief
                                                Executive Officer


                                             By /S/ James E. Adams
                                                --------------------------------
                                                James E. Adams
                                                Executive Vice President &
                                                Chief Financial Officer