Form 10-Q
period 2004-09-30
RURBAN FINANCIAL CORP
filed 2004-11-12
CIK 767405

                                    Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2004
                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to ___________________________

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

         Yes  [ ]                                No  [X]

      The number of common shares of Rurban Financial Corp. outstanding was 4,567,968 on November 1, 2004.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The interim condensed consolidated financial statements of Rurban Financial Corp. ("Rurban" or the "Company") and subsidiaries are unaudited; however, the information contained herein reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of financial condition and results of operations for the interim periods presented. All adjustments reflected in these financial statements are of a normal recurring nature in accordance with Rule 10-01(b)(8) of Regulation S-X. Results of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of results for the complete year.

                             RURBAN FINANCIAL CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
          SEPTEMBER 30, 2004, DECEMBER 31, 2003 AND SEPTEMBER 30, 2003

ASSETS

                                                     (UNAUDITED)                         (UNAUDITED)
                                                   --------------                      --------------
                                                    SEPTEMBER 30,     DECEMBER 31,      SEPTEMBER 30,
                                                        2004              2003              2003
                                                   --------------    --------------    --------------
Cash and due from banks                            $   12,111,512    $   14,176,952    $   16,834,072
Federal funds sold                                      4,500,000        10,000,000         2,000,000
                                                   --------------    --------------    --------------
       Cash and cash equivalents                       16,611,512        24,176,952        18,834,072
Interest-bearing deposits                                 250,000           260,000           260,000
Available-for-sale securities                          95,599,129       107,698,595        99,860,837
Loans held for sale                                            --           218,753           488,484
Loans, net of unearned income                         272,955,578       284,104,311       301,785,352
Allowance for loan losses                              (5,368,515)      (10,181,135)      (11,256,083)
Premises and equipment                                 12,277,515        11,145,499        11,394,579
Federal Reserve and Federal Home Loan Bank stock        2,814,100         2,744,900         3,761,400
Foreclosed assets held for sale, net                           --         1,390,552         1,167,466
Interest receivable                                     2,033,254         2,000,732         2,227,737
Deferred income taxes                                   2,583,235         2,304,264         5,397,313
Goodwill                                                2,144,304         2,144,304         2,144,304
Core deposits and other intangibles                       567,992           644,987           675,864
Other                                                  13,359,092         6,659,158         1,750,375
                                                   --------------    --------------    --------------
       Total assets                                $  415,827,196    $  435,311,872    $  438,491,700
                                                   ==============    ==============    ==============

See notes to condensed consolidated financial statements (unaudited)

Note: The balance sheet at December 31, 2003 has been derived from the audited consolidated financial statements at that date.

LIABILITIES AND STOCKHOLDERS' EQUITY

                                                            (UNAUDITED)                          (UNAUDITED)
                                                           --------------                      --------------
                                                            SEPTEMBER 30,     DECEMBER 31,      SEPTEMBER 30,
                                                                2004              2003              2003
                                                           --------------    --------------    --------------
LIABILITIES
    Deposits
       Demand                                              $   36,640,451    $   46,084,861    $   33,773,223
       Savings, interest checking and money market             94,495,084        96,721,318       106,082,553
       Time                                                   158,846,720       174,668,570       187,169,019
                                                           --------------    --------------    --------------
           Total deposits                                     289,982,255       317,474,749       327,024,795
    Notes payable                                               3,428,574        10,327,599        11,239,607
    Federal Home Loan Bank advances                            56,000,000        39,000,000        37,500,000
    Trust preferred securities                                 10,310,000        10,000,000        10,000,000
    Interest payable                                              734,751         2,347,303         2,227,395
    Retail repurchase agreements                                3,017,151         3,923,754                --
    Other liabilities                                           2,350,706         3,855,711         2,563,997
                                                           --------------    --------------    --------------
           Total liabilities                                  365,823,437       386,929,116       390,555,794
                                                           --------------    --------------    --------------
COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS' EQUITY
    Common stock, $2.50 stated value; authorized
     10,000,000 shares; issued 4,575,702; outstanding
     September 30, 2004 - 4,567,968, December 31,
     2003 - 4,565,879 and September 30, 2003 -
     4,565,721 shares                                          11,439,255        11,439,255        11,439,255
    Additional paid-in capital                                 11,004,876        11,009,268        11,009,733
    Retained earnings                                          28,229,151        26,209,444        25,883,039
    Unearned employee stock ownership plan (ESOP) shares          (45,539)         (163,493)         (281,447)
    Accumulated other comprehensive income                       (340,450)          201,082           200,340
    Treasury stock, at cost
       Common; September 30, 2004 - 7,734, December 31,
        2003 - 9,823 and September 30, 2003 - 9,981
        shares                                                   (283,534)         (312,800)         (315,014)
                                                           --------------    --------------    --------------
           Total stockholders' equity                          50,003,759        48,382,756        47,935,906
                                                           --------------    --------------    --------------

           Total liabilities and stockholders' equity      $  415,827,196    $  435,311,872    $  438,491,700
                                                           ==============    ==============    ==============

See notes to condensed consolidated financial statements (unaudited)

Note: The balance sheet at December 31, 2003 has been derived from the audited consolidated financial statements at that date.

                             RURBAN FINANCIAL CORP.
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                               THREE MONTHS ENDED

                                                       SEPTEMBER 30,     SEPTEMBER 30,
                                                           2004              2003
                                                      --------------    --------------
INTEREST INCOME
    Loans                                             $    4,086,811    $    4,770,009
    Securities
       Taxable                                               925,549           583,157
       Tax-exempt                                             39,497            44,351
    Other                                                     11,994            85,760
                                                      --------------    --------------
           Total interest income                           5,063,851         5,483,277
                                                      --------------    --------------
INTEREST EXPENSE
    Deposits                                               1,050,918         1,778,586
    Notes payable                                             72,387           180,270
    Federal Home Loan Bank advances                          495,192           548,888
    Trust preferred securities                               290,855           270,889
                                                      --------------    --------------
           Total interest expense                          1,909,352         2,778,633
                                                      --------------    --------------
NET INTEREST INCOME                                        3,154,499         2,704,644

PROVISION FOR LOAN LOSSES                                    319,517                 -
                                                      --------------    --------------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES        2,834,982         2,704,644
                                                      --------------    --------------
NON-INTEREST INCOME
    Data service fees                                      2,566,485         2,267,758
    Trust fees                                               726,417           559,327
    Customer service fees                                    499,528           454,778
    Net gains on loan sales                                    7,043            88,555
    Net realized gains (losses) on sales of
     available-for-sale securities                           112,394                 -
    Loan servicing fees                                       91,216            81,602
    Gain on sale of assets                                   (10,508)           54,969
    Other                                                     87,432            76,977
                                                      --------------    --------------
           Total non-interest income                       4,080,007         3,583,966
                                                      --------------    --------------

See notes to condensed consolidated financial statements (unaudited)

                                                 SEPTEMBER 30,     SEPTEMBER 30,
                                                     2004              2003
                                                --------------    --------------
NON-INTEREST EXPENSE
    Salaries and employee benefits              $    3,080,476    $    2,869,095
    Net occupancy expense                              235,173           245,853
    Equipment expense                                1,099,129         1,060,990
    Data processing fees                                75,702           125,132
    Professional fees                                  512,476           683,673
    Marketing expense                                   84,663           119,580
    Printing and office supplies                        73,506           100,587
    Telephone and communications                       171,529           166,048
    Postage and delivery expense                        85,747           102,069
    State, local and other taxes                        (5,493)          149,584
    Other                                              497,620           388,450
                                                --------------    --------------
           Total non-interest expense                5,910,528         6,011,061
                                                --------------    --------------
INCOME BEFORE INCOME TAX                             1,004,461           277,549

PROVISION FOR INCOME TAXES                             305,819            77,754
                                                --------------    --------------
NET INCOME                                      $      698,642    $      199,795
                                                ==============    ==============
BASIC EARNINGS PER SHARE                        $         0.15    $         0.04
                                                ==============    ==============
DILUTED EARNINGS PER SHARE                      $         0.15    $         0.04
                                                ==============    ==============

See notes to condensed consolidated financial statements (unaudited)

                             RURBAN FINANCIAL CORP.
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                                NINE MONTHS ENDED

                                                       SEPTEMBER 30,     SEPTEMBER 30,
                                                           2004              2003
                                                      --------------    --------------
INTEREST INCOME
    Loans                                             $   12,283,566    $   19,922,237
    Securities
       Taxable                                             2,570,230         2,033,479
       Tax-exempt                                            119,990           128,667
    Other                                                     53,059           365,989
                                                      --------------    --------------
           Total interest income                          15,026,845        22,450,372
                                                      --------------    --------------
INTEREST EXPENSE
    Deposits                                               3,481,494         8,505,206
    Notes payable                                            320,685           424,283
    Federal Home Loan Bank advances                        1,332,752         1,802,190
    Trust preferred securities                               843,356           803,833
                                                      --------------    --------------
           Total interest expense                          5,978,287        11,535,512
                                                      --------------    --------------
NET INTEREST INCOME                                        9,048,558        10,914,860

PROVISION FOR LOAN LOSSES                                    129,517         1,494,000
                                                      --------------    --------------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES        8,919,041         9,420,860
                                                      --------------    --------------
NON-INTEREST INCOME
    Data service fees                                      7,683,585         6,677,203
    Trust fees                                             2,302,406         1,827,260
    Customer service fees                                  1,518,714         1,650,070
    Net gains on loan sales                                   27,090           390,965
    Net realized gains on sales of
     available-for-sale securities                           236,356            23,632
    Loan servicing fees                                      285,247           310,540
    Gain on sale of assets                                    67,823            54,970
    Gain on sale of branches                                      --        19,950,611
    Other                                                    376,685           365,514
                                                      --------------    --------------
           Total non-interest income                      12,497,906        31,250,765
                                                      --------------    --------------

See notes to condensed consolidated financial statements (unaudited)

                                         SEPTEMBER 30,     SEPTEMBER 30,
                                             2004              2003
                                        --------------    --------------
NON-INTEREST EXPENSE
    Salaries and employee benefits      $    9,631,372    $   10,394,061
    Net occupancy expense                      721,878           945,422
    Equipment expense                        3,158,707         3,177,615
    Data processing fees                       284,159           344,212
    Professional fees                        1,658,423         3,492,915
    Marketing expense                          263,444           313,111
    Printing and office supplies               327,145           399,047
    Telephone and communications               483,998           550,406
    Postage and delivery expense               262,147           434,019
    State, local and other taxes               409,108           477,014
    Other                                    1,564,058         2,006,099
                                        --------------    --------------
           Total non-interest expense       18,764,439        22,533,921
                                        --------------    --------------
INCOME BEFORE INCOME TAX                     2,652,508        18,137,704

PROVISION FOR INCOME TAXES                     632,801         6,158,877
                                        --------------    --------------
NET INCOME                              $    2,019,707    $   11,978,827
                                        ==============    ==============
BASIC EARNINGS PER SHARE                $         0.44    $         2.64
                                        ==============    ==============
DILUTED EARNINGS PER SHARE              $         0.44    $         2.63
                                        ==============    ==============

See notes to condensed consolidated financial statements (unaudited)

RURBAN FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS'
EQUITY (UNAUDITED)

                                             Three Months      Three Months      Nine Months       Nine Months
                                                 Ended            Ended             Ended             Ended
                                             September 30,    September 30,     September 30,     September 30,
                                                 2004             2003              2004              2003
                                                 Total            Total             Total             Total
                                             Stockholders'    Stockholders'     Stockholders'     Stockholders'
                                                Equity            Equity           Equity            Equity
                                            --------------   --------------    --------------    --------------
Balance at beginning of period              $   48,227,216   $   48,157,091    $   48,382,756    $   36,382,332

Net Income                                         698,642          199,975         2,019,707        11,978,827
Other comprehensive income (loss):
  Net change in unrealized gains (losses)
    on securities available for sale             1,031,379         (421,160)         (541,532)         (464,571)
                                            --------------   --------------    --------------    --------------
Total comprehensive income (loss)                1,730,020         (221,185)        1,478,174        11,514,256

Stock options exercised                              7,204                -            24,874                 -

ESOP shares earned                                  39,318                -           117,954            39,318
                                            --------------   --------------    --------------    --------------
Balance at end of period                    $   50,003,759   $   47,935,906    $   50,003,759    $   47,935,906
                                            ==============   ==============    ==============    ==============

See notes to condensed consolidated financial statements (unaudited)

                             RURBAN FINANCIAL CORP.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                NINE MONTHS ENDED

                                                                 SEPTEMBER 30,     SEPTEMBER 30,
                                                                     2004              2003
                                                                --------------    --------------
OPERATING ACTIVITIES
    Net income                                                  $    2,019,707    $   11,978,827
    Adjustments to reconcile net income to net cash provided
     by operating activities
       Depreciation and amortization                                 1,761,071         1,755,265
       Provision for loan losses                                       129,517         1,494,000
       ESOP shares earned                                              117,954            39,318
       Amortization of premiums and discounts on securities            465,515           735,074
       Amortization of intangible assets                                76,995           274,253
       Deferred income taxes                                                 -            98,499
       Proceeds from sale of loans held for sale                     3,945,061        36,497,316
       Originations of loans held for sale                          (3,917,971)      (36,106,351)
       Gain on sale of branch                                                -       (19,995,365)
       Gain from sale of loans                                         (27,090)         (390,965)
       Loss on sales of foreclosed assets                               10,508                 -
       FHLB Stock Dividends                                            (69,200)                -
       Gain on sales of fixed assets                                         -           (17,595)
       Net realized gains on available-for-sale securities            (236,356)          (23,632)
    Changes in
       Interest receivable                                             (32,522)        1,738,984
       Other assets                                                  1,300,066         7,789,651
       Interest payable and other liabilities                       (2,807,557)       (1,243,497)
                                                                --------------    --------------
           Net cash provided by operating activities                 2,735,698         4,623,782
                                                                --------------    --------------
INVESTING ACTIVITIES
    Net change in interest-bearing deposits                             10,000                 -
    Purchases of available-for-sale securities                     (60,969,199)     (114,036,714)
    Proceeds from maturities of available-for-sale securities       49,605,726       110,473,918
    Proceeds from the sales of available-for-sale securities        22,413,277        17,634,708
    Net change in loans                                              6,346,236       102,355,764
    Purchase of bank owned life insurance                           (8,000,000)                -
    Purchase of premises and equipment                              (2,893,087)       (1,046,046)
    Purchase of Federal Home Loan and Federal Reserve Bank
     stock                                                            (383,300)          (95,500)
    Proceeds from sale of Federal Home Loan and Federal
     Reserve Bank stock                                                383,300                 -
    Proceeds from the sale of foreclosed assets                      1,459,157           792,810
    Payment of assumption of liability from sale of branch                   -       (70,452,850)
                                                                --------------    --------------
           Net cash provided by investing activities                 7,972,110        45,626,090
                                                                --------------    --------------

                                   (Continued)

                                                                                       SEPTEMBER 30,          SEPTEMBER 30,
                                                                                           2004                   2003
                                                                                    ------------------     ------------------
FINANCING ACTIVITIES
    Net increase (decrease) in demand deposits, money market, interest checking
       and savings accounts                                                         $      (11,670,644)    $       31,605,311
    Net decrease in certificates of deposit                                                (15,821,850)          (108,929,055)
    Net decrease in securities sold under agreements to repurchase                            (906,603)                     -
    Proceeds (repayment) of Federal Home Loan Bank advances                                 17,000,000            (10,350,000)
    Proceeds (repayments) of note payable                                                   (6,899,025)             5,239,607
    Proceeds from stock options exercised                                                       24,874                      -
                                                                                    ------------------     ------------------
             Net cash used in financing activities                                         (18,273,248)           (82,434,137)
                                                                                    ------------------     ------------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                            (7,495,440)           (32,184,265)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                                24,176,952             51,018,337
                                                                                    ------------------     ------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                            $       16,681,512     $       18,834,072
                                                                                    ==================     ==================

SUPPLEMENTAL CASH FLOWS INFORMATION
    Interest paid                                                                   $        7,590,839     $       12,279,565
    Income taxes paid (net of refunds)                                                              --             (2,168,512)

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

During the third quarter of 2004, the Company liquidated its wholly-owned subsidiary RFC Banking Company. The assets and liabilities of RFC Banking Company were dividended up to the Parent Company. Additionally during the third quarter, the Company formed a new wholly-owned Ohio Corporation, RFCBC, Inc., to serve as an asset resolution company. The assets and liabilities that had been distributed to the Parent Company in the liquidation of RFC Banking Company, were down-streamed to the new subsidiary, RFCBC, Inc.

NOTE B -- EARNINGS PER SHARE

Earnings per share have been computed based on the weighted average number of shares outstanding during the periods presented. For the periods ended September 30, 2004 and 2003, stock options totaling 302,122 and 184,267 shares of common stock were not considered in computing EPS as they were anti-dilutive. The number of shares used in the computation of basic and diluted earnings per share was:

                                            Three Months Ended                           Nine Months Ended
                                               September 30,                               September 30,
                                      -------------------------------             -------------------------------
                                         2004                 2003                  2004                  2003
                                      ---------             ---------             ---------             ---------
Basic earnings per share              4,555,590             4,549,413             4,555,207             4,545,162
Diluted earnings per share            4,557,019             4,555,614             4,570,010             4,547,599

                                          12
                                   (Continued)

NOTE C - LOANS, RISK ELEMENTS AND ALLOWANCE FOR LOAN LOSSES

Total loans on the balance sheet are comprised of the following classifications at:

                                                            September 30,         December 31,       September 30,
                                                                2004                 2003               2003
                                                           ---------------      ---------------    ---------------
Commercial                                                 $    62,788,372      $    89,470,661    $    96,565,587
Commercial real estate                                          63,586,814           62,339,628         67,588,490
Agricultural                                                    43,300,968           36,721,822         39,428,802
Residential real estate                                         64,009,425           46,717,917         46,157,257
Consumer                                                        32,982,783           37,309,999         38,574,070
Lease financing                                                  6,579,814           11,774,730         13,697,236
                                                           ---------------      ---------------    ---------------
Total loans                                                    273,248,176          284,334,757        302,011,442
Less
     Net deferred loan fees, premiums and discounts               (292,598)            (230,446)          (226,090)
                                                           ---------------      ---------------    ---------------
          Loans, net of unearned income                    $   272,955,578      $   284,104,311    $   301,785,352
                                                           ===============      ===============    ===============
Allowance for loan losses                                  $    (5,368,515)     $   (10,181,135)   $   (11,256,083)
                                                           ===============      ===============    ===============

The following is a summary of the activity in the allowance for loan losses account for the nine months ended September 30, 2004 and 2003 and the year ended December 31, 2003.

                                                        September 30,              December 31,        September 30,
                                                            2004                      2003                 2003
                                                     ------------------        ------------------     ----------------
Balance, beginning of year                           $       10,181,135        $       17,693,841     $     17,693,841
Provision charged to expense                                    129,517                 1,202,000            1,494,000
Sale of Citizens Banking Co.                                          -                         -             (232,000)
Recoveries                                                    1,279,283                 3,139,534            1,926,438
Loans charged off                                            (6,221,420)              (11,854,240)          (9,626,196)
                                                     ------------------        ------------------     ----------------
Balance, end of period                               $        5,368,515        $       10,181,135     $     11,256,083
                                                     ==================        ==================     ================

The following schedule summarizes nonaccrual, past due and impaired loans at:

                                                                 September 30,              December 31,         September 30,
                                                                     2004                      2003                  2003
                                                              ------------------        ------------------      --------------
Non-accrual loans                                             $       16,524,000        $       18,352,000      $   18,857,000

Accruing loans which are contractually
  past due 90 days or more as to interest or
  principal payments                                                           -                         -                   -
                                                              ------------------        ------------------      --------------
      Total non-performing loans                              $       16,524,000        $       18,352,000      $   18,857,000
                                                              ==================        ==================      ==============

                                          13
                                   (Continued)

Individual loans determined to be impaired, including non-accrual loans, were as follows:

                                                                  September 30,              December 31,        September 30,
                                                                     2004                       2003                 2003
                                                               ------------------        ------------------      -------------
Loans with no allowance for loan losses allocated              $          443,000        $          153,000      $     280,000
Loans with allowance for loan losses allocated                         12,402,000                19,685,000         18,137,000
                                                               ------------------        ------------------     --------------
    Total impaired loans                                       $       12,845,000        $       19,838,000      $  18,417,000
                                                               ==================        ==================      =============
Amount of allowance allocated                                  $        2,472,000        $        5,651,000      $   5,315,000
                                                               ==================        ==================      =============

NOTE D - TRUST PREFERRED SECURITIES

On September 7, 2000, RST, a wholly owned subsidiary of the Company, completed a pooled private offering of 10,000 Capital Securities with a liquidation amount of $1,000 per security. The proceeds of the offering were loaned to the Company in exchange for junior subordinated debentures with terms similar to the Capital Securities. The sole assets of RST are the junior subordinated debentures of the Company and payments thereunder. The junior subordinated debentures and the back-up obligations, in the aggregate, constitute a full and unconditional guarantee by the Company of the obligations of RST under the Capital Securities. Distributions on the Capital Securities are payable semi-annually at the annual rate of 10.6% and are included in interest expense in the consolidated financial statements. These securities are considered Tier 1 capital (with certain limitations applicable) under current regulatory guidelines. As of September 30, 2004, December 31, 2003 and September 30, 2003, the outstanding principal balance of the Capital Securities was $10,000,000. In December 2003, FASB issued a revision to FIN 46 to clarify certain provisions that affected the accounting for trust preferred securities. As a result of the provisions in FIN 46, RST was deconsolidated as of March 31, 2004, with the Company accounting for its investment in RST as assets, its subordinated debentures as debt, and the interest paid thereon as interest expense. The Company had always classified the trust preferred securities as debt, but the Company eliminated its common stock investment as a result of the provisions in FIN 46.

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

                                          14
                                   (Continued)

On September 3, 2004, the Company received permission from the Federal Reserve Bank and the Ohio Department of Financial Institutions to pay the previously accrued and deferred trust preferred interest on the Company's $10 million issue of Trust Preferred Securities to the Trustee, and the Company subsequently paid such accrued and deferred trust preferred interest on September 7, 2004.

NOTE E - NOTE PAYABLE

RFCBC, Inc. has a note payable to The Union Banking Company secured by the common stock of Rurbanc Data Services, Inc. ("RDSI") and substantially all of the assets of RFCBC, Inc. The note requires quarterly principal payments of $300,000 together with interest at prime plus 1% (5.75% at September 30, 2004) and matures on June 6, 2006. The principal note balance was $2,300,000 as of September 30, 2004, $5,900,000 as of December 31, 2003 and $6,200,000 as of
September 30, 2003.

RFC Banking Company had a note payable to First Federal Bank of the Midwest secured by certain identified loans held by RFCBC. The note requires principal payments equal to the greater of $100,000 or all payments received by RFC Banking Company on collateralized loans, with interest at the lesser of prime plus 0.5%. This note was paid off on March 5, 2004.

RDSI had two notes payable to First Federal Bank of the Midwest. The first note was secured by equipment and requires monthly payments of $13,416, with interest at 7.65%. This note was paid off on September 15, 2004. The second note was secured by equipment and requires monthly payments of $10,902, with interest at 7.65%. This note was paid off on September 15, 2004.

RDSI has two notes payable to State Bank and Trust Company for $2,028,574, of which $1,128,574 is participated to F&M Bank. The first note was secured by equipment and second lien positions on all business assets and requires monthly payments of $15,857, with interest at 6.50%. The principal note balance was $808,711 as of September 30, 2004. The second note was secured by equipment and second lien positions on all business assets and requires monthly payments of $6,272, with interest at 6.50%. The principal note balance was $319,863 as of September 30, 2004.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the subsidiary banks to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). As of September 30, 2004, the Company and the subsidiary banks exceeded all "well-capitalized" requirements to which they are subject.
                                          15
                                   (Continued)

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

The Company and State Bank's actual capital amounts (in millions) and ratios are also presented in the following table.

                                                                                                  TO BE WELL CAPITALIZED UNDER
                                                                   MINIMUM REQUIRED FOR            PROMPT CORRECTIVE ACTION
                                          ACTUAL                 CAPITAL ADEQUACY PURPOSES                 PROVISIONS
                                   AMOUNT          RATIO          AMOUNT              RATIO          AMOUNT             RATIO
                                 -----------       ------       ---------------------------       ----------------------------
As of September 30, 2004
  Total Capital
     (to Risk-Weighted Assets)
    Consolidated                 $      61.2        21.2%       $      23.0            8.0%       $        --            N/A
    State Bank                          39.0        14.7               21.3            8.0               26.6            10.0

  Tier I Capital
     (to Risk-Weighted Assets)
    Consolidated                        57.6        20.0               11.5            4.0                 --            N/A
    State Bank                          35.7        13.4               10.6            4.0               15.9             6.0

  Tier I Capital
     (to Average Assets)
    Consolidated                        57.6        14.0               16.5            4.0                 --            N/A
    State Bank                          35.7         9.1               15.7            4.0               19.6             5.0

As of December 31, 2003
  Total Capital
     (to Risk-Weighted Assets)
    Consolidated                 $      59.2        19.7%       $      24.1            8.0%       $        --            N/A
    State Bank                          37.5        13.7               21.9            8.0               27.3            10.0

  Tier I Capital
     (to Risk-Weighted Assets)
    Consolidated                        55.4        18.4               12.0            4.0                 --            N/A
    State Bank                          34.1        12.5               10.9            4.0               16.4             6.0

  Tier I Capital
     (to Average Assets)
    Consolidated                        55.4        12.8               17.4            4.0                 --            N/A
    State Bank                          34.1         8.4               16.3            4.0               20.4             5.0

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

NOTE H - NEW ACCOUNTING PRONOUNCEMENTS

In March 2004, FASB issued the proposed EITF Issue 03-01, "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments", which will require an investor holding a debt security in the Available for Sale
(AFS) portfolio whose fair value is below cost (an impaired security) declare the "intent and ability" to hold that security until its value has recovered up to cost. If the investor does declare this intent and ability, the impairment is considered "temporary". Otherwise, the impairment is classified as "other than temporary" and must be recognized immediately as a permanent write-down through the income statement. FASB has postponed any effort to get this completed by year-end.

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

                                                               Three Months Ended                  Nine Months Ended
                                                                  September 30,                      September 30,
                                                              2004            2003              2004               2003
                                                            --------        --------         ----------        -----------
Net income (loss), as reported                              $698,642        $199,795         $2,019,707        $11,978,827
Less:  Total stock-based employee compensation cost
determined under
the fair value based method, net of
income taxes                                                 (49,183)        (15,777)          (147,548)           (47,331)
                                                            --------        --------         ----------        -----------
Pro forma net income                                        $649,459        $184,018         $1,872,159        $11,931,496
                                                            ========        ========         ==========        ===========
Earnings per share:
     Basic - as reported                                    $   0.15        $   0.04         $     0.44        $      2.64
     Basic - pro forma                                      $   0.14        $   0.03         $     0.41        $      2.63
     Diluted - as reported                                  $   0.15        $   0.04         $     0.44        $      2.63
     Diluted - pro forma                                    $   0.14        $   0.03         $     0.41        $      2.63

NOTE K - COMMITMENTS AND CREDIT RISK

As of September 30, 2004, loan commitments and unused lines of credit totaled $48,931,000 standby letters of credit totaled $392,000 and no commercial letters of credit were outstanding.

NOTE L - SEGMENT INFORMATION

The reportable segments are determined by the products and services offered, primarily distinguished between banking and data processing operations. Other segments include the accounts of the holding company, Rurban Financial Corp., which provides management and operational services to its subsidiaries; Reliance Financial Services, N.A., which provides trust and financial services to customers nationwide; and Rurban Life, which provides insurance products to customers of the Company's subsidiary bank. Information reported internally for performance assessment follows.
                                          18
                                   (Continued)

As of and for the nine months ended September 30, 2004

                                                               Data                        Total       Intersegment   Consolidated
                                             Banking        Processing       Other        Segments     Elimination       Totals
                                          ------------     ------------   -----------   ------------   -----------    ------------
Income statement information:
    Net interest income (expense)         $ 10,053,664     $  (153,259)   $ (863,787)   $  9,036,618   $    11,940    $  9,048,558

    Non-interest income - external
       customers                             2,522,846       7,683,585     2,279,535      12,485,966        11,940      12,497,906

    Non-interest income - other segments             -       1,008,100     1,489,189       2,497,289    (2,497,289)              -
                                          ------------     -----------    ----------    ------------   -----------    ------------
       Total revenue                        12,576,510       8,538,426     2,904,937      24,019,873    (2,473,409)     21,546,464

    Non-interest expense                    11,417,513       6,545,231     3,298,984      21,261,728    (2,497,289)     18,764,439

    Significant non-cash items:
       Depreciation and
           amortization                        382,589       1,305,094        73,388       1,761,071             -       1,761,071
       Provision for loan losses               129,517               -             -         129,517             -         129,517
                                                                                                                 -
    Income tax expense (benefit)               475,105         497,693      (339,997)        632,801             -         632,801
                                                                                                                 -
    Segment profit (loss)                 $  1,250,801     $ 1,495,501    $ (726,595)   $  2,019,707   $         -    $  2,019,707

    Balance sheet information:
    Total assets                          $409,349,031     $10,093,050    $3,848,062    $423,290,143   $(7,462,947)   $415,827,196

    Goodwill and intangibles                 2,712,296               -             -       2,712,296              -      2,712,296

    Premises and equipment
       expenditures, Nine months
       ended September 30, 2004                322,570       2,532,098        38,419       2,893,087              -      2,893,087


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Rurban Financial Corp. ("Rurban" or "the Company") was incorporated on February 23, 1983, under the laws of the State of Ohio. Rurban is a bank holding company registered with the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended. Rurban's subsidiary, The State Bank and Trust Company ("State Bank"), is engaged in the industry segment of commercial banking. RFC Banking Company was created June 30, 2001 through the merger of The Peoples Banking Company, The First National Bank of Ottawa and The Citizens Savings Bank Company. As of June 6, 2003, RFC Banking Company completed the sale of all its active banking locations, retaining only selected loans. Following the sale, RFC Banking Company ceased doing business as a bank and operated as a loan subsidiary of Rurban in servicing and working out the retained loans. During the third quarter of 2004, the Company liquidated RFC Banking Company, and the assets and liabilities of RFC Banking Company were distributed to the Company. Additionally during the third quarter, the Company formed a new wholly-owned Ohio Corporation, RFCBC, Inc., to serve as an asset resolution company. The assets and liabilities that had been distributed to the Company in the liquidation of RFC Banking Company, were down-streamed to the new subsidiary, RFCBC, Inc.

Rurban's subsidiary, Rurbanc Data Services, Inc. ("RDSI"), provides computerized data processing services to community banks and businesses including Rurban's subsidiary bank. Rurban's subsidiary, Rurban Life Insurance Company ("Rurban Life") has a certificate of authority from the State of Arizona to transact insurance as a domestic life and disability insurer. Rurban Statutory Trust I ("RST") was established in August 2000. In September 2000, RST completed a pooled private offering of 10,000 Capital Securities with a liquidation amount of $1,000 per security. The proceeds of the offering were loaned to the Company in exchange for junior subordinated debentures with terms similar to the Capital Securities. The sole assets of RST are the junior subordinated debentures and the back-up obligations, in the aggregate, constitute a full and unconditional guarantee by the Company of the obligations of RST under the Capital Securities. In December 2003, FASB issued a revision to FIN 46 to clarify certain provisions that affected the accounting for trust preferred securities. As a result of the provisions in FIN 46, RST was deconsolidated as of March 31, 2004, with the Company accounting for its investment in RST as assets, its subordinated debentures as debt, and the interest paid thereon as interest expense. The Company had always classified the trust preferred securities as debt, but the Company eliminated its common stock investment as a result of the provisions in FIN 46. Reliance Financial Services, N.A. ("Reliance"), a wholly owned subsidiary of State Bank, provides trust and financial services to customers nationwide.

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

IMPACT OF ACCOUNTING CHANGES

In March 2004, FASB issued the proposed EITF Issue 03-01, "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments", which will require an investor holding a debt security in the Available for Sale
(AFS) portfolio whose fair value is below cost (an impaired security) declare the "intent and ability" to hold that security until its value has recovered up to cost. If the investor does declare this intent and ability, the impairment is considered "temporary". Otherwise, the impairment is classified as "other than temporary" and must be recognized immediately as a permanent write-down through the income statement. FASB has postponed any effort to get this completed by year-end.

In December 2003, FASB issued a revision to FIN 46 to clarify certain provisions that affected the accounting for trust preferred securities. As a result of the provisions in FIN 46, RST was deconsolidated as of March 31, 2004, with the Company accounting for its investment in RST as assets, its subordinated debentures as debt, and the interest paid thereon as interest expense. The Company had always classified the trust preferred securities as debt, but the Company eliminated its common stock investment as a result of the provisions in FIN 46.

QUARTERLY AND YTD EARNINGS SUMMARY

Net income for the third quarter of 2004 was $699,000, or $0.15 per diluted share, versus $200,000, or $0.04 per diluted share, for the third quarter of 2003. Net income for the nine months ended September 30, 2004 was $2.0 million, or $0.44 per diluted share, versus net income of $12.0 million, or $2.63 per diluted share for the same period in 2003. The quarterly increase in net income is mainly driven by data processing and trust servicing fees being $299,000 and $167,000, respectively, more than the third quarter of 2003. The quarterly increase in net income is also attributed to operating expenses being down $101,000 from the third quarter of 2003. The decrease in operating expenses is mainly the result of reductions in professional fees of $171,000, which include legal costs associated with loan collections and a reduction in state and other taxes of $155,000 from the third quarter of 2003, relating to the recovery of certain non-income related taxes made in prior years. The decrease in operating expenses is partially offset by salary and employee benefits being $211,000 higher than the third quarter of 2003, as the Company absorbed higher benefit costs associated with employee medical benefit plans rather than passing these costs on to the individual employees and normal merit increases to non-executive employees. The year-to-date decrease in net income was primarily driven by the sale of the branches of RFC Banking Company resulting in a pre-tax gain of approximately $20.0 million in 2003.

Net interest income increased $450,000 to $3.2 million for the three months ended September 30, 2004 compared to $2.7 million for the third quarter 2003. The increase in net interest income is largely attributed to the 85 basis point improvement in the net interest margin compared to the third quarter of 2003, a higher level of investment portfolio earnings and the elimination and repricing of higher cost interest-bearing liabilities. Net interest income decreased $1.9 million to $9.0 million for the nine months ended September 30, 2004 compared to $10.9 million for the nine months ended September 30, 2003. The year-to-date decrease is due primarily to loans decreasing $29.0 million to $273.0 million, as of September 30, 2004.

The provision for loan losses was $320,000 for the third quarter of 2004 compared to $0 for the third quarter of 2003. Loan loss reserves were 1.97% of total loans in the third quarter of 2004 compared to 3.73% in the third quarter of 2003. The provision for loan losses was $130,000 for the nine months ended September 30, 2004, compared to $1.5 million for the nine months ended September 30, 2003.

Non-interest income increased $496,000 to $4.1 million in the third quarter of 2004 compared to $3.6 million for the third quarter of 2003. The increase in non-interest income was mainly the result of the increase in data processing fees of 13.2% associated with new data service clients and the increase in trust servicing fees of 29.9%. Non-interest income decreased $18.8 million to $12.5 million for the nine months ended September 30, 2004 compared to $31.3 million for the nine months ended September 30, 2003. The decrease is due mainly to the sale of the RFC Banking Company branches of $20.0 million that occurred in 2003.

Non-interest expense decreased $101,000 to $5.9 million for the third quarter of 2004 compared to $6.0 million for the third quarter of 2003. This decrease is the result of the aforementioned reductions in professional fees and state and other taxes partially offset by an increase in salary and employee benefits. Non-interest expense decreased $3.7 million to $18.8 million for the nine months ended September 30, 2004, compared to $22.5 million for the nine months ended September 30, 2003. The decrease is due mainly to the sale of the RFC Banking Company branches that occurred in 2003.

CHANGES IN FINANCIAL CONDITION

SEPTEMBER 30, 2004 VS. DECEMBER 31, 2003

At September 30, 2004, total assets were $415.8 million, a decrease of $19.5 million from December 31, 2003. The decrease was primarily attributable to decreases in loans of $11.1 million and available for sale securities of $12.1 million partially offset by an increase in other assets of $6.7 million as a result of an $8.0 million bank owned life insurance policy purchased in the first quarter of 2004.

At September 30, 2004, the decrease in total liabilities and shareholders' equity of $19.5 million from December 31, 2003 was mainly attributable to decreases in deposits of $27.5 million principally resulting from planned reductions in higher cost broker deposits of $9.1 million, the decrease in notes payable of $6.9 million resulting from accelerated collection of payments on loans supporting this obligation, partially offset by an increase in FHLB advances of $17.0 million.

SEPTEMBER 30, 2004 VS. SEPTEMBER 30, 2003

As of September 30, 2004, total assets decreased $22.7 million from September 30, 2003. The decrease was mainly due to a reduction in loans of $28.8 million relating to the planned exit of out-of-market loans partially offset by an increase in other assets mainly due to the aforementioned BOLI purchase.

As of September 30, 2004, total liabilities and shareholders' equity decreased $22.7 million. The decrease was mainly attributed to a decrease in total deposits of $37.0 million partially offset by an increase of $18.5 million in FHLB advances.

LINKED QUARTER COMPARISON

The Company reported a net profit for the third quarter of 2004 of $699,000, or $0.15 per diluted share, versus a net profit of $709,000, or $0.16 per diluted share, for the second quarter of 2004. The third quarter profit was mainly due to improvements in net interest income coupled with a reduction in state and other taxes of $155,000 relating to the recovery of certain non-income related taxes made in prior years. The second quarter profit was mainly due to a reduction in the provision for loan losses as a result of continued improvements in credit quality.

Net interest income increased $245,000 or 8% to $3.2 million for the third quarter of 2004 compared to $2.9 million for the second quarter of 2004. This increase was largely driven by a higher level of investment portfolio earnings, the repricing of higher cost interest-bearing liabilities, and the slight increase in outstanding loans.

A comparison of financial results for the quarter ended September 30, 2004 to the previous quarter ended June 30, 2004 is as follows:

                                                                      Linked
                                              Three Months Ended      Quarter
                                              09/30/04  06/30/04     % Change
                                              --------  --------     --------
                                      (dollars in millions, except per share data)
Total Assets                                  $   416   $   415         --
Loans Held for Sale                                --        --         --
Loans (net of unearned income)                    273       271         --
Allowance for Loan Losses                         5.4       6.9        -22%
Total Deposits                                    290       291         --
Net interest Income                               3.2       2.9         +8%
Loan Loss Provision                               0.3      (0.3)        --
Non-interest Income                               4.1       4.1         --
Non-interest Expense                              5.9       6.6        -10%
Net Income                                        0.7       0.7         --
Basic Earnings Per Share                      $  0.15   $  0.16         --
Diluted Earnings Per Share                    $  0.15   $  0.16         --

On a linked quarter basis, total loans increased $2.2 million and total assets remained relatively flat. Although there was an increase in total loans for the linked quarter, commercial loans decreased primarily due to negotiated settlements and payoffs in the third quarter of 2004. The Company continues to promote the exiting of out-of-market loans.

TOTAL REVENUE

                                             Three Months Ended
                               09/30/04     06/30/04     $Change       %Change
                               --------     --------     -------       -------
                                          (dollars in thousands)
Total Revenue                   $7,235       $6,993       $+242          +3%

Total revenue (net interest income plus noninterest income) was $7.2 million for the third quarter of 2004 compared to $7.0 million for the second quarter of 2004, up $242,000 or 3%.

NET INTEREST INCOME

                                             Three Months Ended
                                09/30/04    06/30/04      $Change     %Change
                                --------    --------      -------     -------
                                           (dollars in thousands)
Net Interest Income              $3,154      $2,910        $+244        +8%

Net interest income for the third quarter of 2004 was $3.2 million compared to $2.9 million for the second quarter of 2004. The improvement was the result of an increase in the net interest margin combined with a slight increase in the loan volume. The tax equivalent net interest margin for the third quarter of 2004 was 3.35% compared to 3.10% for the previous quarter. The increase in net interest margin was principally a result of a higher level of investment portfolio earnings, the repricing of higher cost interest-bearing liabilities, and the slight increase in outstanding loans.

LOAN LOSS PROVISION

The provision for loan losses of $320,000 for the third quarter of 2004 represented an increase of $660,000 compared to the second quarter of 2004. The reasons for the increase in the third quarter are discussed in the "Allowance for Loan Losses" section.

NON-INTEREST INCOME

                                                             Three Months Ended
                                                09/30/04   06/30/04    $Change      %Change
                                                --------   --------    -------      -------
                                                           (dollars in thousands)
Total Non-interest Income                        $4,080     $4,083     $   -3          --

- Data Service Fees                               2,566      2,426       +140          +6%
- Trust Fees                                        726        732         -6          -1%
- Deposit Service Fees                              500        505         -5          -1%
- Gains on Sale of Loans                              7         10         -3         -30%
- Gains on Sale of Securities                       112         63        +49         +78%
- Gain (Loss) on Assets                             (11)        97       -108           -
- Other                                             180        250        -70         -28%

Non-interest income decreased by $3,000 to $4.1 million in the third quarter of 2004 compared to $4.1 million in the second quarter of 2004. This decrease is mainly due to the liquidation of various repossessed assets that resulted in a loss of $11,000 compared to a $97,000 gain in the second quarter of 2004 and other income decreased $70,000 as the result of recording income from the sale of assets that we previously expensed past the 90 day holding period in the second quarter of 2004. The decreases are mostly offset by data processing being up $140,000 from the second quarter of 2004 that is explained in the RDSI section below.

RURBANC DATA SERVICES, INC. ("RDSI")

                                             Three Months Ended
                                 09/30/04   06/30/04       $ Change    % Increase
                                 --------   --------       --------    ----------
                                            (Dollars in Thousands)
Data Processing Fees              $2,566     $2,426         $+140         +6%

Data processing fees increased $140,000 in the third quarter of 2004 compared to the second quarter of 2004, as a result of benefiting from both new clients and the opportunities arising from Check 21 implementation.

NON-INTEREST EXPENSE

                                                     Three Months Ended
                                          09/30/04   06/30/04     $Change       %Change
                                          --------   --------     -------       -------
                                                    (dollars in thousands)
Total Non-interest Expense                 $5,911      $6,565      $-654         -10%

- Salaries & Employee Benefits              3,080       3,296       -216          -7%
- Equipment Expense                         1,099       1,020        +79          +8%
- Professional Fees                           512         677       -165         -24%
- All Other                                 1,220       1,572       -352         -22%

Non-interest expense for the third quarter of 2004 was $5.9 million compared to $6.6 million for the second quarter of 2004, a decrease of $654,000 or 10%. The quarterly decrease is due to reversals in certain compensation and incentive accruals, a reduction in professional fees of $165,000 mainly due to the improvement in credit quality and the reduction in criticized assets, a reduction in state and other taxes due to a recovery of non-income related taxes made in prior years and decreases in OREO expenses.

LOANS

                                                   % of       As Of     % of       Inc
                                       09/30/04    Total    06/30/04    Total      (Dec)
                                       --------    -----    --------    -----      ----
                                                      (dollars in millions)
Commercial                               $ 63        23%      $ 68        25%      $ (5)
Commercial real estate                     63        23%        61        23%         2
Agricultural                               43        16%        41        15%         2
Residential                                64        24%        58        21%         6
Consumer                                   33        12%        35        13%        (2)
Leasing loans                               7         2%         8         3%        (1)
                                         ----                 ----                 ----
Total                                    $273                 $271                 $  2
Loans held for sale                         -                    -                    -
                                         ----                 ----                 ----
     Total                               $273                 $271                 $  2

Loans increased $2 million from June 30, 2004 to $273 million at September 30, 2004. Although there was an increase in total loans for the linked quarter, commercial loans decreased primarily due to negotiated settlements and payoffs in the third quarter of 2004. During the third quarter of 2004, the Company completed a program to generate 15-year fixed rate Ohio-based single family residential loans, at prevailing rates. The Company continues to promote the exiting of out-of-market loans.

ASSET QUALITY

                                         As Of And For The Quarter Ended
                                          ----------------------------
                                             (dollars in millions)
                                          09/30/04  06/30/04    Change
                                          --------  --------    ------
Non-performing loans                       $ 16.5    $ 16.5     $  --
Non-performing assets                        16.8      17.2      -0.4
Non-performing assets/ loan plus OREO        6.15%     6.34%    -0.19%
Non-performing assets/ total assets          4.04%     4.14%    -0.10%
Net chargeoffs                                1.9       1.0      +0.9
Net chargeoffs (annualized)/ total loans      2.8%      1.4%     +1.4%
Loan loss provision                           0.3      (0.3)     +0.6
Allowance for loan loss - $                   5.4       6.9      -1.5
Allowance for loan loss - %                  1.97%     2.56%    -0.59%
Allowance/non-performing loans                 33%       42%       --
Allowance/non-performing assets                32%       40%       --

Non-performing assets at September 30, 2004 decreased to $16.8 million or 4.04% of total assets, versus $17.2 million, or 4.14% at June 30, 2004, a decrease of $0.4 million. Net chargeoffs for the third quarter of 2004 were $1.9 million compared to $1.0 million in the second quarter of 2004.

ALLOWANCE FOR LOAN LOSSES

The Company grades its loans using an eight grade system. Loans with concerns are classified as either:

            - Grade 5 - Special Mention: Potential weaknesses that deserve management's close attention;

            - Grade 6 - Substandard: Inadequately protected, with well-defined weakness that jeopardize pay off of debt;

            - Grade 7 - Doubtful: Inherent weaknesses which are well-defined and a high probability of loss (impaired) (these loans are typically reserved down to collateralized values); or

            - Grade 8 - Loss: Considered uncollectible. May have recovery or salvage value with future collection efforts (these loans are either fully reserved or charged off).

The Company's allowance for loan losses has four components. Those components are shown in the following table. Commercial, commercial real estate and agricultural loans of over $100,000 are individually reviewed and assessed regarding the need for an individual allocation.

                                          ----------09/30/04-----------      -----------06/30/04-----------
                                                         ALLOCATION                           ALLOCATION
                                          LOAN           ----------            LOAN           ----------
                                         BALANCE        $           %         BALANCE       $            %
                                         ------      ------       -----       ------      ------       -----
Allocations for individual
commercial loans graded Doubtful
(impaired)                               $ 12.8      $  2.5       19.53%      $ 17.8      $  3.9       21.91%

Allocations for individual
commercial loans graded Substandard        17.9         1.0        5.59         19.1         1.0        5.24

Allocation based on Special Mention
loan balance                               12.8         0.4          --         12.9         0.4          --

"General" allowance based on
chargeoff history of nine
categories of loans                       229.6         1.5        0.66        221.2         1.6        0.72
                                         ------      ------       -----       ------      ------       -----
               TOTAL                     $273.1      $  5.4        1.97%      $271.0      $  6.9        2.56%

The amount of loans classified as doubtful decreased $5.0 million to $12.8 million for the quarter ended September 30, 2004 and substandard loans decreased $1.2 million to $17.9 million. Allowance allocations on doubtful loans decreased $1.4 million and the allowance allocations on substandard loans remained the same from June 30, 2004. The allowance for loan losses at September 30, 2004 was $5.4 million or 1.97% of loans compared to $6.9 million or 2.56% at June 30, 2004.

CAPITAL RESOURCES

At September 30, 2004, actual capital levels (in millions) and minimum required levels were:

                                                                                                  Minimum Required
                                                                       Minimum Required        To Be Well Capitalized
                                                                          For Capital          Under Prompt Corrective
                                                   Actual              Adequacy Purposes         Action Regulations
                                                   ------              -----------------         ------------------
                                            Amount        Ratio       Amount        Ratio        Amount        Ratio
                                            ------        -----       ------        -----        ------        -----
Total capital (to risk weighted assets)
  Consolidated                             $  61.2         21.2%      $ 23.0         8.0%         $  -          N/A
  State Bank                                  39.0         14.7         21.3         8.0          26.6          10.0

      The Company and State Bank were categorized as well capitalized at September 30, 2004.

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

As of September 30, 2004, management believes that the Company and State Bank were in full compliance with the terms of the Agreement. However, the Agreement will continue in place until the Federal Reserve Bank of Cleveland and the Ohio Division of Financial Institutions determine that the Agreement may be terminated.

Under the terms of the Agreement, State Bank and RFCBC, Inc. are prohibited from paying dividends to the Company without prior regulatory approval. The Agreement also prohibits the Company from paying trust preferred "dividends" and common stock dividends without prior regulatory approval.

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

            -     Continued focus on Customer Relationship Management (CRM)

            -     Continued efforts to improve operational efficiencies

            - Continue improvement efforts necessary to achieve the release from the Agreement

            - Restoring earnings to a level sufficient to resume the payment of a dividend

LIQUIDITY

Liquidity relates primarily to the Company's ability to fund loan demand, meet deposit customers' withdrawal requirements and provide for operating expenses. Assets used to satisfy these needs consist of cash and due from banks, federal funds sold, interest earning deposits in other financial institutions, securities available-for sale and loans held for sale. These assets are commonly referred to as liquid assets. Liquid assets were $112.5 million at September 30, 2004 compared to $114.5 million at June 30, 2004.

The Company's residential first mortgage portfolio of $64.0 million at September 30, 2004 and $57.7 million at June 30, 2004, which can and has been used to collateralize borrowings, is an additional source of liquidity. Management believes its current liquidity level is sufficient to meet its liquidity needs. At September 30, 2004, all eligible mortgage loans were pledged under a Federal Home Loan Bank ("FHLB") blanket lien.

The cash flow statements for the periods presented provide an indication of the Company's sources and uses of cash as well as an indication of the ability of the Company to maintain an adequate level of liquidity. A discussion of the cash flow statements at September 30, 2004 and 2003 follows.

The Company experienced positive cash flows from operating activities at September 30, 2004 and 2003. Net cash from operating activities was $2.7 million and $4.6 million, respectively, at September 30, 2004 and 2003.

Net cash flow from investing activities was $8.0 million and $45.6 million at September 30, 2004 and 2003 respectively. The changes in net cash from investing activities at September 30, 2004 include an increase in securities of $11.0 million, a decrease in loans of $(6.3) million and changes in interest-bearing deposits, purchases of premises and equipment and other investing activities. The changes in net cash from investing activities at September 30, 2003 include a increase in securities of $14.1 million, a decrease in loans of $(102.4) million, a decrease from the sale of the RFC Banking Company branches of $(70.5) million as well as changes in interest-bearing deposits, purchases of premises and equipment and other investing activities.

Net cash flow from financing activities was $(18.3) million and $(82.4) million at September 30, 2004 and 2003, respectively. The net cash decrease was primarily due to a reduction in total deposits of $(27.5) million at September 30, 2004 compared to $(77.3) at September 30, 2003.

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

Approximately $55.4 million of the Company's $64.0 million residential first mortgage loan portfolio qualifies to collateralize FHLB borrowings and was pledged to meet FHLB collateralization requirements as of September 30, 2004. In addition to residential first mortgage loans, $38.2 million in investment securities are pledged to meet FHLB collateralization requirements. Based on the current collateralization requirements of the FHLB, approximately $1.4 million of additional borrowing capacity existed at September 30, 2004.

As of September 30, 2004, the Company had unused federal funds lines totaling $13.0 million from two correspondent banks. At June 30, 2004, the Company had unused federal funds lines totaling $13.0 million from two correspondent banks. Federal funds borrowed were $0 at September 30, 2004 and June 30, 2004.

Approximately $8.1 million of performing commercial loans are pledged to the Federal Reserve Discount Window to establish additional borrowing capacity of $5.7 million. Such loans are pledged for contingency funding purposes and to date this borrowing capacity has not been used.

                  TABULAR DISCLOSURE OF CONTRACTUAL OBLIGATIONS

                                                                      PAYMENT DUE BY PERIOD
                                          ------------------------------------------------------------------------------
                                                                LESS                                             MORE
                                                               THAN 1           1 - 3            3 - 5           THAN 5
Contractual Obligations                       TOTAL             YEAR            YEARS            YEARS           YEARS
-----------------------                   ------------      ------------     -----------      -----------     -----------
Long-Term Debt Obligations                $ 56,000,000      $ 22,000,000     $ 5,000,000      $ 6,000,000     $23,000,000

Other Debt Obligations                      13,738,574         1,200,000       1,100,000        1,128,574      10,310,000

Capital Lease Obligations                            0                 0               0                0               0

Operating Lease Obligations                    722,100            99,600         199,200          199,200         224,100

Purchase Obligations                                 0                 0               0                0               0

Other Long-Term Liabilities
Reflected on the Registrant's
Balance Sheet under GAAP                   158,846,720       103,655,231      51,381,158        3,511,505         298,826
                                          ------------      ------------     -----------      -----------     -----------
               Total                      $229,307,394      $126,954,831     $57,680,358      $10,839,279     $33,832,926
                                          ============      ============     ===========      ===========     ===========

The Company's contractual obligations as of September 30, 2004 were evident in long-term debt obligations, other debt obligations, operating lease obligations and other long-term liabilities. The long-term debt obligations are comprised of FHLB advances of $56,000,000. The other debt obligations are comprised of Trust Preferred Securities of $10,310,000 and Notes Payable of $3,428,574. The operating lease obligation is a lease on the RDSI building of $99,600 a year. The other long-term liabilities are comprised of time deposits of $158,846,720.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following table provides information about the Company's financial instruments used for purposes other than trading that are sensitive to changes in interest rates as of September 30, 2004. It does not present when these items may actually reprice. For loans receivable, securities, and liabilities with contractual maturities, the table presents principal cash flows and related weighted-average interest rates by contractual maturities as well as the Company's historical experience of the impact of interest rate fluctuations on the prepayment of loans and mortgage backed securities. For core deposits (demand deposits, interest-bearing checking, savings, and money market deposits) that have no contractual maturity, the table presents principal cash flows and, as applicable, related weighted-average interest rates based upon the Company's historical experience, management's judgment and statistical analysis, as applicable, concerning their most likely withdrawal behaviors. The current historical interest rates for core deposits have been assumed to apply for future periods in this table as the actual interest rates that will need to be paid to maintain these deposits are not currently known. Weighted average variable rates are based upon contractual rates existing at the reporting date.

          PRINCIPAL/NOTIONAL AMOUNT MATURING OR ASSUMED TO WITHDRAW IN:
                             (DOLLARS IN THOUSANDS)

                                      First        Years
Comparison of 2004 to 2003:           Year         2 - 5      Thereafter     Total
---------------------------           ----         -----      ----------     -----
Total rate-sensitive assets:
         At September 30, 2004      $ 137,201    $ 146,496    $  92,129    $ 375,826
         At December 31, 2003         152,522      160,505       92,230      405,257
                                    ---------    ---------    ---------    ---------
Increase (decrease)                 $ (15,321)   $ (14,009)   $    (101)   $ (29,431)
Total rate-sensitive liabilities:
         At September 30, 2004      $ 155,258    $ 173,462    $  34,018    $ 362,738
         At December 31, 2003         168,024      177,733       34,970      380,727
                                    ---------    ---------    ---------    ---------
Increase (decrease)                 $ (12,766)   $  (4,271)   $    (952)   $ (17,989)

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

      With the participation of the President and Chief Executive Officer (the principal executive officer) and the Executive Vice President and Chief Financial Officer (the principal financial officer) of the Company, the Company's management has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the quarterly period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Company's President and Chief Executive Officer and Executive Vice President and Chief Financial Officer have concluded that:

            - information required to be disclosed by the Company in this Quarterly Report on Form 10-Q and other reports which the Company files or submits under the Exchange Act would be accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure;

            - information required to be disclosed by the Company in this Quarterly Report on Form 10-Q and other reports which the Company files or submits under the Exchange Act would be recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms; and

            - the Company's disclosure controls and procedures are effective as of the end of the quarterly period covered by this Quarterly Report on Form 10-Q to ensure that material information relating to the Company and its consolidated subsidiaries is made known to them, particularly during the period in which this Quarterly Report on Form 10-Q is being prepared.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

      Not applicable

Item 2. Unregistered Sales of Equity Securities Use of Proceeds

      a.    Not applicable

      b.    Not applicable

      c. The following table provides information regarding repurchases of the Company's common shares during the three months ended September 30, 2004:

                                                                                               Maximum Number (or
                                                                          Total Number of      Approximate Dollar
                                                                        Shares Purchased as     Value) of Shares
                                                                         Part of Publicly       that May Yet Be
                         Total Number of Shares   Average Price Paid    Announced Plans or     Purchased Under the
        Period                Purchased (1)            per Share             Programs          Plans or Programs
        ------                -------------            ---------             --------          -----------------
July 1 thru July 31,
2004                                993                 $12.39                  --                     --

August 1 thru August
31, 2004                             43                 $12.52                  --                     --

September 1 thru
September 30, 2004                1,945                 $12.73                  --                     --

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

                                                  RURBAN FINANCIAL CORP.

Date: November 12, 2004                           By /S/ Kenneth A. Joyce
                                                     --------------------
                                                     Kenneth A. Joyce
                                                     President & Chief
                                                     Executive Officer

                                                  By /S/ James E. Adams
                                                     --------------------
                                                     James E. Adams
                                                     Executive Vice President &
                                                     Chief Financial Officer