Form 10-K
period 2004-12-31
RURBAN FINANCIAL CORP
filed 2005-03-29
CIK 767405

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            FOR THE TRANSITION PERIOD FROM ___________ TO ____________

                         COMMISSION FILE NUMBER 0-13507

                             RURBAN FINANCIAL CORP.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

              OHIO                                            34-1395608
--------------------------------                       -------------------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                           Identification No.)

401 CLINTON STREET, DEFIANCE, OHIO                              43512
-----------------------------------------              -------------------------
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code:         (419) 783-8950
                                                       -------------------------

           Securities registered pursuant to Section 12(b) of the Act:

                                      NONE
                              --------------------

Securities registered pursuant to Section 12(g) of the Act:

                               TITLE OF EACH CLASS
                               -------------------
                         Common Stock, Without Par Value

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

The aggregate market value of the common shares of the Registrant held by non-affiliates computed by reference to the price at which the common shares were last sold as of the last business day of the Registrant's most recently completed second fiscal quarter was $52,220,796.

The number of common shares of the Registrant outstanding at March 21, 2005 was 4,568,488.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement for its Annual Meeting of Shareholders to be held on April 21, 2005 are incorporated by reference into
Part III of this Annual Report on Form 10-K.

                             RURBAN FINANCIAL CORP.

                         2004 ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS

PART I

Item 1.       Business
Item 2.       Properties
Item 3.       Legal Proceedings
Item 4.       Submission of Matters to a Vote of Security Holders

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Item 6.       Selected Financial Data
Item 7.       Management's Discussion and Analysis of Financial Condition and
              Results of Operations
Item 7A.      Qualitative and Quantitative Disclosures about Market Risk
Item 8.       Financial Statements and Supplementary Data
Item 9.       Changes in and Disagreements with Accountants on Accounting and
              Financial Disclosure
Item 9A.      Controls and Procedures
Item 9B.      Other Information

PART III

Item 10.      Directors and Executive Officers of the Registrant
Item 11.      Executive Compensation
Item 12.      Security Ownership of Certain Beneficial Owners and Management and
              Related Stockholder Matters
Item 13.      Certain Relationships and Related Transactions
Item 14.      Principal Accounting Fees and Services

PART IV

Item 15.      Exhibits and Financial Statement Schedules

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

      Through its direct and indirect subsidiaries, The State Bank and Trust Company ("State Bank"), RFCBC, Inc. ("RFCBC"), Rurbanc Data Services, Inc. ("RDSI"), Reliance Financial Services, N.A. ("RFS"), Rurban Mortgage Company ("RMC"), and Rurban Statutory Trust 1 ("RST"), the Company is engaged in a variety of activities, including commercial banking, data processing, and trust and financial services, as explained in more detail below.

General Description of Holding Company Group

State Bank

      State Bank is an Ohio state-chartered bank. State Bank presently operates six branch offices in Defiance County, Ohio (five in the city of Defiance and one in Ney), two branch offices in adjacent Paulding County, Ohio (one each in Paulding and Oakwood) and three branch offices in Fulton County, Ohio (one each in Delta, Lyons and Wauseon). At December 31, 2004, State Bank had 129.65 full-time equivalent employees.

      State Bank offers a full range of commercial banking services, including checking accounts, passbook savings, money market accounts and time certificates of deposit; automatic teller machines; commercial, consumer, agricultural and residential mortgage loans (including "Home Value Equity" line of credit loans); personal and corporate trust services; commercial leasing; bank credit card services; safe deposit box rentals; Internet and telephone banking and other personalized banking services.

RFS

      RFS is a nationally-chartered trust and financial services company and a wholly-owned subsidiary of State Bank. RFS offers various trust and financial services, including asset management services for individuals and corporate employee benefit plans, as well as brokerage services through Raymond James Financial, Inc.

      RFS has one office located in State Bank's main office in Defiance, Ohio. At December 31, 2004, RFS had 17 full-time equivalent employees.

RMC

      RMC is an Ohio corporation and wholly-owned subsidiary of State Bank. RMC is a mortgage company; however, it ceased originating mortgage loans in the second quarter of 2000 and it is inactive.

      At December 31, 2004, RMC had no employees.

RFCBC

      RFCBC is an Ohio corporation and wholly owned subsidiary of the Company that was incorporated in August 2004. RFCBC operates as a loan subsidiary in servicing and working out problem loans. At December 31, 2004, RFCBC had 3 full-time equivalent employees.

RDSI

      RDSI has been in operation since 1964 and became an Ohio state-chartered company in June 1976. RDSI has six operating locations: three in Defiance, Ohio, one each in Grove City (Columbus), Ohio, Fremont, Ohio and Holland, Michigan. At December 31, 2004, RDSI had 65 full-time equivalent employees.

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

See Note 26 of the Financials, pages F-39 and F-40, for the Company's segment information.

Subsequent Events

      On March 15, 2005, State Bank, a wholly owned subsidiary of Rurban Financial Corp., entered into a Branch Purchase and Assumption Agreement (the "Purchase Agreement") with Liberty Savings Bank, FSB ("Liberty Savings"), a subsidiary of Liberty Capital, Inc. The Purchase Agreement provides for the sale to State Bank of two of Liberty Savings' bank branches and one non-banking facility located in Lima, Ohio. The transaction includes the acquisition of approximately $61.9 million in deposits and $5.4 million in loans.

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

      RFS, as a nationally-chartered trust company, is regulated by the Office of the Comptroller of the Currency (the "OCC"). As an Ohio state-chartered bank, State Bank is supervised and regulated by the Ohio Division of Financial Institutions. State Bank is a member of the Federal Reserve System so its primary federal regulator is the Federal Reserve Board. The deposits of State Bank are insured by the FDIC and are subject to the applicable provisions of the Federal Deposit Insurance Act. A subsidiary of a bank holding company can be liable to reimburse the FDIC, if the FDIC incurs or anticipates a loss because of a default of another FDIC-insured subsidiary of the bank holding company or in connection with FDIC assistance provided to such subsidiary in danger of default. In addition, the holding company of any insured financial institution that submits a capital plan under the federal banking agencies' regulations on prompt corrective action guarantees a portion of the insured financial institution's capital shortfall, as discussed below.

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

      The Federal Home Loan Banks ("FHLBs") provide credit to their members in the form of advances. As a member of the FHLB of Cincinnati, State Bank must maintain an investment in the capital stock of the FHLB of Cincinnati in an amount equal to the greater of 1% of the aggregate outstanding principal amount of State Bank's residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or 5% of its advances from the FHLB of Cincinnati. State Bank was in compliance with this requirement at December 31, 2004.

      Upon the origination or renewal of a loan or advance, each FHLB is required by law to obtain and maintain a security interest in collateral in one or more of the following categories: fully-disbursed, whole first mortgage loans on improved residential property not more than 90 days delinquent or securities representing a whole interest in such loans; securities issued, insured or guaranteed by the United States Government or an agency thereof; deposits in any FHLB; or other real estate related collateral acceptable to the applicable FHLB, if such collateral has a readily ascertainable value and the FHLB can perfect its security interest in the collateral.

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

      On February 18, 2005, the Company received notice from the Federal Reserve Bank and the Ohio Department of Financial Institutions that approval was given effective as of February 17, 2005 for release of the Written Agreement.

Dividends

      The ability of the Company to obtain funds for the payment of dividends and for other cash requirements is largely dependent on the amount of dividends that may be declared by its subsidiaries. State Bank may not pay dividends to the Company if, after paying such dividends, it would fail to meet the required minimum levels under the risk-based capital guidelines and the minimum leverage ratio requirements. State Bank must have the approval of the Federal Reserve Board and the Ohio Division of Financial Institutions if a dividend in any year would cause the total dividends for that year to exceed the sum of the current year's net profits and the retained net profits for the preceding two years, less required transfers to surplus. Payment of dividends by State Bank may be restricted at any time at the discretion of the regulatory authorities, if they deem such dividends to constitute an unsafe and/or unsound banking practice. These provisions could have the effect of limiting the Company's ability to pay dividends on its outstanding common shares. Moreover, the Federal Reserve Board expects the Company to serve as a source of strength to its subsidiary bank, which may require it to retain capital for further investment in the subsidiary, rather than for dividends to shareholders of the Company.

Transactions with Affiliates, Directors, Executive Officers and Shareholders

      Sections 23A and 23B of the Federal Reserve Act and Regulation W restrict transactions by banks and their subsidiaries with their affiliates. An affiliate of a bank is any company or entity that controls, is controlled by or is under common control with the bank.

      Generally, Regulation W:

      - limits the extent to which a bank or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of that bank's capital stock and surplus (i.e., tangible capital);

      - limits the extent to which a bank or its subsidiaries may engage in "covered transactions" with all affiliates to 20% of that bank's capital stock and surplus; and

      - requires that all covered transactions be on terms substantially the same, or at least as favorable to the bank or subsidiary, as those provided to non-affiliates.

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

Regulatory Capital

      The Federal Reserve Board has adopted risk-based capital guidelines for bank holding companies and for state member banks, such as State Bank. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk weighted assets by assigning assets and off-balance-sheet items to broad risk categories. The minimum ratio of total capital to risk weighted assets (including certain off-balance-sheet items, such as standby letters of credit) is 8%. Of that 8%, 4% is to be comprised of common stockholders' equity (including retained earnings but excluding treasury stock), noncumulative perpetual preferred stock, a limited amount of cumulative perpetual preferred stock, and minority interests in equity accounts of consolidated subsidiaries, less goodwill and certain other intangible assets ("Tier 1 capital"). The remainder ("Tier 2 capital") may consist, among other things, of certain amounts of mandatory convertible debt securities, subordinated debt, preferred stock not qualifying as Tier 1 capital, an allowance for loan and lease losses and net unrealized, after applicable taxes, on available-for-sale equity securities with readily determinable fair values, all subject to limitations established by the guidelines. The Federal Reserve Board also imposes a minimum leverage ratio (Tier 1 capital to total assets) of 3% for bank holding companies and state member banks that meet certain specified conditions, including no operational, financial or supervisory deficiencies, and including having the highest regulatory rating. The minimum leverage ratio is 1%-2% higher for other bank holding companies and state member banks based on their particular circumstances and risk profiles and those experiencing or anticipating significant growth. Failure to meet applicable capital guidelines could subject a banking institution to a variety of enforcement remedies available to federal and state regulatory authorities, including the termination of deposit insurance by the FDIC.

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

      The Company and State Bank at year end 2004 were categorized as well capitalized.

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

Holding Company Activities

      In November 1999, the Gramm-Leach-Bliley Act was enacted, permitting bank holding companies to become financial holding companies and thereby affiliate with securities firms and insurance companies and engage in other activities that are financial in nature. A bank holding company may become a financial holding company if each of its subsidiary banks is well capitalized under the Federal Deposit Insurance Corporation Act of 1991 prompt corrective action provisions, is well managed, and has at least a satisfactory rating under the Community Reinvestment Act by filing a declaration that the bank holding company wishes to become a financial holding company. No regulatory approval is required for a financial holding company to acquire a company, other than a bank or savings association, engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the Federal Reserve Board.

      The Gramm-Leach-Bliley Act defines "financial in nature" to include: (i) securities underwriting, dealing and market making; (ii) sponsoring mutual funds and investment companies; (iii) insurance underwriting and agency; (iv) merchant banking activities; and (v) activities that the Federal Reserve Board has determined to be closely related to banking.

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

      The Sarbanes-Oxley Act generally applies to all companies, both U.S. and non-U.S., that file or are required to file periodic reports with the Securities and Exchange Commission ("SEC") under the Exchange Act. Further, the Sarbanes-Oxley Act includes very specific additional disclosure requirements and new corporate governance rules, requires the SEC, securities exchanges and The NASDAQ Stock Market to adopt extensive additional disclosure, corporate governance and other related rules.

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

      As mandated by the Sarbanes-Oxley Act, the SEC has adopted rules and regulations governing, among other issues, corporate governance, auditing and accounting and executive compensation, and enhanced the timely disclosure of corporate information. The SEC has also approved corporate governance rules promulgated by The Nasdaq Stock Market, Inc. ("Nasdaq"). The Board of Directors of the Company has taken a series of actions to comply with the new Nasdaq and SEC rules and to further strengthen its corporate governance practices. The Company implemented a Code of Conduct and Ethics in 2003 and a copy of that policy can be found on the Company's website at www.rurbanfinancial.net under the corporate governance tab.

Statistical Financial Information Regarding the Company

      The following schedules and tables analyze certain elements of the consolidated balance sheets and statements of income of the Company and its subsidiaries, as required under Exchange Act Industry Guide 3 promulgated by the SEC, and should be read in conjunction with the narrative analysis presented in
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements of the Company and its subsidiaries included at pages F-1 through F-41 of this Annual Report on Form 10-K.

I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

      The following are the condensed average balance sheets for the years ending December 31 and the interest earned or paid on such amounts and the average interest rate thereon:

                                               2004                          2003                          2002
                                   ----------------------------------------------------------------------------------------
                                   Average                Avg     Average               Avg    Average                Avg
                                   Balance    Interest   Rate     Balance    Interest  Rate    Balance    Interest    Rate
                                   --------   ---------  -----    --------   --------  -----   --------   --------   ------
                                                                 (dollars in thousands)
ASSETS:
Securities
   Taxable                         $100,517   $   3,586   3.57%   $ 94,771   $  2,821   2.98%  $ 98,383   $  4,781     4.86%
   Non-taxable (1)                    4,426         249   5.63%      4,696        261   5.55%     6,276        333     5.31%
Federal funds sold                    4,557          61   1.34%     26,130        386   1.48%    15,146        295     1.95%
Loans, net (2)                      271,503      16,217   5.97%    385,153     24,395   6.33%   627,685     43,295     6.90%
                                   --------   ---------  -----    --------   --------  -----   --------   --------   ------
   Total earning assets             381,003      20,113   5.28%    510,750     27,863   5.46%   747,490     48,704     6.52%
Cash and due from banks              12,179                         23,580                       26,124
Allowance for loan losses            (7,123)                       (13,755)                     (15,801)
Premises and equipment               12,168                         14,089                       13,658
Other assets                         19,574                         14,707                       19,620
                                   --------                       --------                     --------
   Total assets                    $417,801                       $549,371                     $791,091
                                   ========                       ========                     ========

LIABILITIES:
Deposits
   Savings and interest-bearing    $ 94,051   $     350   0.37%   $124,828   $    781   0.63%  $185,357   $  2,578     1.39%
   Time deposits                    162,865       4,205   2.58%    267,227      9,244   3.46%   409,363     17,723     4.33%
Short-term borrowings                 4,613          53   1.15%          -          -      -     17,541        305     1.74%
Advances from FHLB                   48,814       1,877   3.85%     40,809      2,276   5.58%    53,595      2,923     5.45%
Trust preferred securities           10,248       1,119  10.92%     10,000      1,075  10.75%    10,000      1,075    10.75%
Other borrowed funds                  5,039         347   6.89%     10,314        596   5.78%     5,400        209     3.87%
                                   --------   ---------  -----    --------   --------  -----   --------   --------   ------
   Total interest-bearing
liabilities                         325,630       7,951   2.44%    453,178     13,972   3.08%   681,256     24,813     3.64%
                                              ---------                      --------                     --------

Demand deposits                      38,134                         43,729                       51,888
Other liabilities                     4,758                          7,865                       13,273
                                   --------                       --------                     --------
   Total liabilities                368,522                        504,772                      746,417
Shareholder's equity                 49,279                         44,599                       44,674
                                   --------                       --------                     --------

Total liabilities and
shareholders' equity               $417,801                       $549,371                     $791,091
                                   ========                       ========                     ========

Net interest income (tax
equivalent basis)                             $  12,162                      $ 13,891                     $ 23,891
                                              =========                      ========                     ========

Net interest income as a percent
of average interest-earning                               3.19%                         2.72%                          3.20%
assets

---------------
(1) Interest is computed on a tax equivalent basis using a 34% statutory tax rate. The tax equivalent adjustment was $84, $89 and $110 in 2004, 2003 and 2002, respectively.

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

         Interest on non-taxable securities has been adjusted to a fully tax equivalent basis using a statutory tax rate of 34% in 2004, 2003 and 2002.


                                          Total     Variance Attributable To
                                         Variance   ------------------------
                                        2004/2003   Volume           Rate
                                        ---------   -------         -------
                                              (dollars in thousands)
INTEREST INCOME
     Securities
         Taxable                        $     765   $   179         $   586
         Non-taxable                          (12)      (15)              3
     Federal funds sold                      (325)     (290)            (35)
     Loans, net of unearned income
       and deferred loan fees              (8,178)   (6,855)         (1,323)
                                        ---------   -------         -------
                                           (7,750)   (6,981)           (769)
                                        ---------   -------         -------

INTEREST EXPENSE
     Deposits
         Savings and interest-bearing
           demand deposits                   (431)     (163)           (268)
         Time deposits                     (5,039)   (3,055)         (1,984)
     Short-term borrowings                     53        53               0
     Advances from FHLB                      (399)      393            (792)
     Trust preferred securities                44        27              17
     Other borrowed funds                    (249)     (348)             99
                                        ---------   -------         -------
                                           (6,021)   (3,093)         (2,928)
                                        ---------   -------         -------

NET INTEREST INCOME                     $  (1,729)  $(3,888)        $ 2,159
                                        =========   =======         =======

I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL (Continued)


                                          Total      Variance Attributable To
                                        Variance     ------------------------
                                        2003/2002     Volume          Rate
                                        ---------    ---------     ----------
                                                 (dollars in thousands)
INTEREST INCOME
     Securities
         Taxable                        $  (1,960)   $    (170)    $   (1,790)
         Non-taxable                          (72)         (87)            15
     Federal funds sold                        91          175            (84)
     Loans, net of unearned income
       and deferred loan fees             (18,900)     (15,600)        (3,300)
                                        ---------    ---------     ----------
                                          (20,841)     (15,682)        (5,159)
                                        ---------    ---------     ----------

INTEREST EXPENSE
     Deposits
         Savings and interest-bearing
           demand deposits                 (1,797)        (669)        (1,128)
         Time deposits                     (8,479)      (5,370)        (3,109)
     Short-term borrowings                   (305)        (305)             0
     Advances from FHLB                      (647)        (712)            65
     Trust preferred securities                 0            6             (6)
     Other borrowed funds                     387          251            136
                                        ---------    ---------     ----------
                                          (10,841)      (6,799)        (4,042)
                                        ---------    ---------     ----------

NET INTEREST INCOME                     $ (10,000)   $  (8,883)    $   (1,117)
                                        =========    =========     ==========

II.   INVESTMENT PORTFOLIO

      A. The book value of securities available for sale as of December 31 in each of the following years are summarized as follows:

                                           2004        2003       2002
                                         ---------   --------   --------
                                              (dollars in thousands)
U.S. Treasury and government agencies    $  64,483   $ 43,868   $ 54,771
State and political subdivisions             4,692      4,203      4,309
Mortgage-backed securities                  40,704     59,238     54,875
Other securities                                50         50         50
Marketable equity securities                     9         35         96
                                         ---------   --------   --------

Total                                    $ 109,937   $107,394   $114,101
                                         =========   ========   ========

      B. The maturity distribution and weighted average yield of securities available for sale at December 31, 2004 are as follows:

                                        -----------------------Maturing------------------------
                                                   After One Year  After Five Years
                                         Within      But Within       But Within        After
                                        One Year     Five Years       Ten Years       Ten Years
                                        --------     ----------       ----------      ---------
U.S. Treasury and Government agencies   $ 14,633     $    4,976       $   42,874      $   2,000
Obligations of states and political
  subdivisions                               407          1,780            1,837            668
Mortgage-backed securities                10,050         21,373            6,758          2,523
Other securities                               -             50                -              -
Marketable equity securities                   8              -                -              -
                                        --------     ----------       ----------      ---------

                                        $ 25,098     $   28,179       $   51,469      $   5,191
                                        ========     ==========       ==========      =========

Weighted average yield (1)                  3.76%          3.56%            4.79%          4.88%

(1)   Yields are not presented on a tax-equivalent basis.

The weighted average interest rates are based on coupon rates for securities purchased at par value and on effective interest rates considering amortization or accretion if the securities were purchased at a premium or discount.

      C. Excluding those holdings of the investment portfolio in U.S. Treasury securities and other agencies of the U.S. Government, there were no other securities of any one issuer which exceeded 10% of shareholders' equity of the Company at December 31, 2004.

III.  LOAN PORTFOLIO

      A. Types of Loans - Total loans on the balance sheet are comprised of the following classifications at December 31 for the years indicated:

                    2004        2003       2002         2001        2000
                  --------    --------    --------    --------    --------
                                 (dollars in thousands)
Commercial and
  agricultural    $163,845    $188,532    $321,726    $388,673    $362,928
Real estate
  mortgage          63,828      46,718      84,432     106,689     107,718
Consumer
  loans to
  individuals       31,949      37,310      60,139      76,513      81,063
Leases               5,128      11,775      21,509      28,752      25,279
                  --------    --------    --------    --------    --------

Total loans       $264,750    $284,335    $487,806    $600,627    $576,988
                  ========    ========    ========    ========    ========

Real estate
  mortgage
  loans held
  for resale      $    113    $    219    $ 63,536    $    440    $  1,167
                  ========    ========    ========    ========    ========

Concentrations of Credit Risk: The Company grants commercial, real estate and installment loans to customers mainly in northwest Ohio. Commercial loans include loans collateralized by commercial real estate, business assets and, in the case of agricultural loans, crops and farm equipment. As of December 31, 2004, commercial and agricultural loans made up approximately 61.9% of the loan portfolio and the loans are expected to be repaid from cash flow from operations of businesses. As of December 31, 2004, residential first mortgage loans made up approximately 24.1% of the loan portfolio and are collateralized by first mortgages on residential real estate. As of December 31, 2004, consumer loans to individuals made up approximately 14.0% of the loan portfolio and are primarily collateralized by consumer assets.

      B. Maturities and Sensitivities of Loans to Changes in Interest Rates - The following table shows the amounts of commercial and agricultural loans outstanding as of December 31, 2004 which, based on remaining scheduled repayments of principal, are due in the periods indicated. Also, the amounts have been classified according to sensitivity to changes in interest rates for commercial and agricultural loans due after one year. (Variable-rate loans are those loans with floating or adjustable interest rates.)

                                          Commercial and
               Maturing                    Agricultural
               --------                   --------------
Within one year                           $       47,784
After one year but within five years              56,139
After five years                                  59,922
                                          --------------

Total commercial and agricultural loans   $      163,845
                                          ==============

                Commercial and Agricultural

                                Interest Sensitivity
                            ---------------------------
                               Fixed         Variable
                               Rate            Rate           Total
                            ------------   ------------   -------------
                                        (dollars in thousands)
Due after one year but
  within five years         $     15,107   $     41,032   $      56,139
Due after five years               6,612         53,310          59,922
                            ------------   ------------   -------------

Total                       $     21,719   $     94,342   $     116,061
                            ============   ============   =============

      C.    Risk Elements

            1. Nonaccrual, Past Due, Restructured and Impaired Loans - The following schedule summarizes nonaccrual, past due, restructured and impaired loans at December 31 in each of the following years.

                                          2004       2003       2002       2001       2000
                                        --------   --------   --------   --------   --------
                                                      (dollars in thousands)
(a) Loans accounted for on a
     nonaccrual basis                   $ 13,384   $ 18,352   $ 18,259   $ 12,557   $  2,950

(b) Accruing loans which are
     contractually past due
     90 days or more as to
     interest or principal payments           11          -        476      2,131      1,927

(c) Loans not included in (a)
     which are "Troubled Debt
     Restructurings" as defined
     by Statement of Financial
     Accounting Standards No. 15           1,570      5,058          -          -      3,911
                                        --------   --------   --------   --------   --------
          Total non-performing
            loans                       $ 14,965   $ 23,410   $ 18,735   $ 14,688   $  8,788
                                        ========   ========   ========   ========   ========

(d) Other loans defined as
     impaired                           $  4,671   $  9,099   $  3,166   $      -   $  1,624
                                        ========   ========   ========   ========   ========

Management believes the allowance for loan losses at December 31, 2004 is adequate to absorb any losses on nonperforming loans, as the allowance balance is maintained by management at a level considered adequate to cover losses that are probable based on past loss experience, general economic conditions, information about specific borrower situations, including their financial position and collateral values, and other factors and estimates which are subject to change over time.

                                                            2004
                                                            ----
                                                       (In thousands)
Gross interest income that would have been
recorded in 2004 on impaired loans outstanding at
December 31, 2004 if the loans had been current in
accordance with their original terms and had been
outstanding throughout the period or since
origination, if held for part of the period                 $433

Interest income actually recorded on impaired
loans and included in net income for the period              456

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

               2. Potential Problem Loans

                  As of December 31, 2004, in addition to the $14,965,000 of loans reported under Item III. C. 1. (which includes all loans classified by management as doubtful or loss), there are approximately $16,301,000 in other outstanding loans where known information about possible credit problems of the borrowers causes management to have concerns as to the ability of such borrowers to comply with the present loan repayment terms (loans classified as substandard by management) and which may result in disclosure of such loans pursuant to Item
                  III. C. 1. at some future date. In regard to loans classified as substandard, management believes that such potential problem loans have been adequately evaluated in the allowance for loan losses.

            3.    Foreign Outstandings

                  None

            4.    Loan Concentrations

                  At December 31, 2004, loans outstanding related to agricultural operations or collateralized by agricultural real estate aggregated approximately $41,240,000.

      D.    Other Interest-Bearing Assets

            There are no other interest-bearing assets as of December 31, 2004 which are required to be disclosed under Item III. C. 1 or Item III.
            C. 2. if such assets were loans.

IV.   SUMMARY OF LOAN LOSS EXPERIENCE

        A. The following schedule presents an analysis of the allowance for loan losses, average loan data and related ratios for the years ended December 31:

                                                      2004           2003         2002         2001          2000
                                                    ---------     ---------    ---------     ---------     ---------
                                                                       (dollars in thousands)
LOANS
      Loans outstanding at end of period (1)        $ 264,594     $ 284,323    $ 551,011     $ 600,731     $ 577,803
                                                    =========     =========    =========     =========     =========
      Average loans outstanding during period (1)   $ 271,503     $ 385,153    $ 627,685     $ 583,239     $ 542,412
                                                    =========     =========    =========     =========     =========
ALLOWANCE FOR LOAN LOSSES
      Balance at beginning of period                $  10,181     $  17,694    $   9,239     $   7,215     $   6,194
      Balance, Oakwood                                                             1,427
      Loans charged-off
            Commercial and agricultural loans          (6,599)      (10,089)     (19,584)       (6,089)         (641)
            Real estate mortgage                          (12)         (195)        (496)          (54)          (22)
            Leases                                        (70)         (225)        (173)         (146)          (89)
            Consumer loans to individuals                (308)       (1,345)      (1,520)         (884)         (817)
                                                    ---------     ---------    ---------     ---------     ---------
                                                       (6,989)      (11,854)     (21,773)       (7,173)       (1,569)

      Recoveries of loans previously charged-off
            Commercial and agricultural loans           1,835         2,497          892           110           106
            Real estate mortgage                           52            86           28             1            23
            Leases                                         31           109           27            12            38
            Consumer loans to individuals                 188           447          324           341           324
                                                    ---------     ---------    ---------     ---------     ---------
                                                        2,106         3,139        1,271           464           491
                                                    ---------     ---------    ---------     ---------     ---------

Net loans charged-off                                  (4,883)       (8,715)     (20,502)       (6,709)       (1,079)

Provision for loan losses                                (399)        1,202       27,530         8,733         2,100
                                                    ---------     ---------    ---------     ---------     ---------

Balance at end of period                            $   4,899     $  10,181    $  17,694     $   9,239     $   7,215
                                                    =========     =========    =========     =========     =========

Ratio of net charge-offs during the period to
  average loans outstanding during the period            1.80%         2.26%        3.27%         1.15%          .20%
                                                    =========     =========    =========     =========     =========

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

      B. The following schedule is a breakdown of the allowance for loan losses allocated by type of loan and related ratios.

                              December 31, 2004     December 31, 2003      December 31, 2002   December 31, 2001*
                              -----------------     -----------------      -----------------   ------------------
                                                             (dollars in thousands)
                            --------------------Allocation of the Allowance for Loan Losses------------------------
                                      Percentage            Percentage            Percentage            Percentage
                                       of Loans              of Loans              of Loans              of Loans
                                       In Each               In Each               In Each               In Each
                                      Category to           Category To           Category to           Category to
                            Allowance    Total    Allowance   Total     Allowance   Total     Allowance   Total
                             Amount      Loans     Amount     Loans      Amount     Loans      Amount     Loans
                            --------- ----------- --------- ----------- --------- ----------- --------- -----------
Commercial and agricultural $   4,502     61.9%   $   9,649    66.3%    $  16,518     66.0%   $   8,222     64.7%
Residential first mortgage        141     24.1           75    16.4           204     17.3          126     17.8
Consumer loans to
  individuals                     256     14.0          457    17.3           972     16.7          891     17.5
Unallocated                         -      N/A            -     N/A             -      N/A            *      N/A
                            --------- --------    --------- -------     --------- --------    --------- --------
                            $   4,899    100.0%   $  10,181   100.0%    $  17,694    100.0%   $   9,239    100.0%
                            ========= ========    ========= =======     ========= ========    ========= ========

                              December 31, 2000
                              -----------------
                            (dollars in thousands)
                              Allocation of the
                           Allowance for Loan Losses
                           -------------------------
                                      Percentage
                                       of Loans
                                       In Each
                                      Category to
                            Allowance   Total
                             Amount     Loans
                            --------- -----------
Commercial and agricultural $   5,365     62.9%
Residential first mortgage        202     18.7
Consumer loans to
  individuals                     814     18.4
Unallocated                       834      N/A
                            --------- --------
                            $   7,215    100.0%
                            ========= ========

* In 2001, management established a revised methodology for allocating the allowance for loan losses which includes identifying specific allocations for impaired and problem loans and quantifying general allocations for other loans based on a detailed evaluation of historical loss ratios. Adjustments are then made to these amounts based on various quantifiable information related to individual portfolio risk factors. Additional adjustments are made based on local and national economic trends and their estimated impact on the industries to which the Company and its subsidiaries extend credit. Prior to 2001, individual portfolio risk factor allocations were made on a more subjective basis. Management believes the new methodology more appropriately allocates the allowance for known and inherent risks within the individual loan portfolios.

While management's periodic analysis of the adequacy of the allowance for loan losses may allocate portions of the allowance for specific problem loan situations, the entire allowance is available for any loan charge-offs that occur.

V.    DEPOSITS

      The average amount of deposits and average rates paid are summarized as follows for the years ended December 31:

                                                     2004               2003               2002
                                                    ------             ------             -------
                                              Average   Average  Average   Average  Average   Average
                                              Amount     Rate     Amount    Rate     Amount    Rate
                                              --------  -------  --------  -------  --------  -------
                                                               (dollars in thousands)
Savings and interest-bearing demand deposits  $ 94,051   0.37%   $124,828   0.63%   $185,357   1.39%
Time deposits                                  162,865   2.58     267,227   3.46     409,363   4.33

Demand deposits (noninterest-bearing)           38,134      -      43,729      -      51,888      -
                                              --------           --------           --------

                                              $295,050           $435,784           $646,608
                                              ========           ========           ========

      Maturities of time certificates of deposit and other time deposits of $100,000 or more outstanding at December 31, 2004 are summarized as follows:

                                               Amount
                                               ------
                                            (In thousands)
Three months or less                         $     8,139
Over three months and through six months          13,063
Over six months and through twelve months         11,175
Over twelve months                                12,336
                                             -----------
                                             $    44,713
                                             ===========

VI.   RETURN ON EQUITY AND ASSETS

      The ratio of net income to average shareholders' equity and average total assets and certain other ratios are as follows:

                                  2004         2003        2002
                                ---------   ---------   ---------
                                    (dollars in thousands)
Average total assets            $ 417,801   $ 549,371   $ 791,091
                                =========   =========   =========

Average shareholders' equity    $  49,279   $  44,599   $  44,674
                                =========   =========   =========

Net income                      $   2,734   $  12,305   $ (13,408)
                                =========   =========   =========

Cash dividends declared         $       -   $       -   $   1,187
                                =========   =========   =========

Return on average total assets       0.65%       2.24%      (1.69)%
                                =========   =========   =========

Return on average share-
  holders' equity                    5.55%      27.59%     (30.01)%
                                =========   =========   =========

Dividend payout ratio (1)             N/A         N/A         N/A

Average shareholders' equity

  to average total assets           11.79%       8.12%       5.65%
                                =========   =========   =========

      (1)   Cash dividends declared divided by net income.

VII.  SHORT-TERM BORROWINGS

      The Company did have short-term borrowings during 2004 but the average ending balance for the period did not exceed 30 percent or more of shareholders' equity.

      The following information is reported for short-term borrowings for 2003 and 2002:

                                                  2003        2002
                                                 -------     -------
                                                (dollars in thousands)
Amount outstanding at end of year                $13,924     $ 6,000
                                                 =======     =======

Weighted average interest rate at end of year       1.08%       5.25%
                                                 =======     =======

Maximum amount outstanding at any month end      $15,765     $30,800
                                                 =======     =======

Average amount outstanding during the year       $11,144     $24,041
                                                 =======     =======

Weighted average interest rate during the year      1.17%       2.70%
                                                 =======     =======

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

Item 2. Properties.

      The following is a listing and brief description of the properties owned or leased by State Bank and used in its business:

      1. State Bank's main office is owned and is located at 401 Clinton Street, Defiance, Ohio. State Bank leases portions of this facility to the Company, RDSI and RFS. (Banking, Data Processing, Other)

      2. State Bank owns a drive through branch office located in Defiance, Ohio. (Banking)

      3. State Bank owns a full service branch office located on Main Street in Ney, Ohio. (Banking)

      4. State Bank owns a full service branch office located at 1796 North Clinton Street, Defiance, Ohio.(Banking)

      5. State Bank owns a full service branch office located at 1856 East Second Street, Defiance, Ohio. (Banking)

      6. State Bank owns a full service branch office located at 220 North Main Street, Paulding, Ohio. (Banking)

      7. State Bank owns a full service branch office located at 312 Main Street, Delta, Ohio. (Banking)

      8. State Bank owns a full service branch office located at 133 E. Morenci Street, Lyons, Ohio. (Banking)

      9. State Bank owns a full service branch office located at 515 Parkview, Wauseon, Ohio. (Banking)

      10. State Bank leases a full service branch located in the Chief Market Square supermarket at 705 Deatrick Street, Defiance, Ohio, pursuant to a 15-year lease. (Banking)

      11. State Bank owns a full service branch office located at 218 North First Street, Oakwood, Ohio.(Banking)

      RFCBC is headquartered at 401 Clinton Street, Defiance Ohio and leases space for its operations located at Gemini Tower One, Suite 204, 1991 Crocker Rd., Westlake, Ohio.

      RDSI leases office space located at 2010 South Jefferson, Defiance, Ohio. RDSI also leases a portion of the State Bank building located at 401 Clinton Street, Defiance, Ohio, office space located at 517 Clinton Street, Defiance, Ohio, office space located at 1804 East State Street, Fremont, Ohio, office space located at 6314 Seeds Road, Grove City (Columbus), Ohio and office space located at 11952 James Street, Holland, Michigan. In November 2004, RDSI began to lease office space located at 7622 St. Rt. 66, Defiance, Ohio in which it plans to consolidate its Defiance office operations in 2005.

Item 3. Legal Proceedings.

      There are no pending legal proceedings to which the Company or any of its subsidiaries is a party or to which any of their property is subject, except routine legal proceedings incidental to their business. None of such proceedings are considered by the Company to be material.

Item 4. Submission of Matters to a Vote of Security Holders.

      Not applicable.

Executive Officers of the Registrant.

      The following table lists the names and ages of the executive officers of the Company as of March 28, 2005, the positions presently held by each executive officer and the business experience of each executive officer during the past five years. Unless otherwise indicated, each person has held his principal occupation(s) for more than five years.

                                Position(s) Held with the Company and
         Name         Age     its Subsidiaries and Principal Occupation(s)
         ----         ---     --------------------------------------------
Steven D. VanDemark   52  Chairman of the Board of Directors of the Company
                          since 1992; Chairman of the Board of Directors of
                          State Bank since 1992; Director of State Bank since
                          1990; Director of RDSI since 1997; General Manager
                          of Defiance Publishing Company, Defiance, Ohio, a
                          newspaper publisher, since 1985.

Kenneth A. Joyce      57  President and Chief Executive Officer of the Company
                          since August 2002; Chairman and Chief Executive
                          Officer of RDSI since October 1997; Director of
                          State Bank since 2002; Director of RDSI since 1997;
                          Director of RFCBC since 2004.

Robert W. Constien    52  President and Chief Executive Officer of State Bank
                          since April 2002; Senior Executive Vice President
                          and Chief Operating Officer of the Company from
                          November 2000 to April 2002; Executive Vice
                          President of the Company from March 1997 to November
                          2000; Chairman of the Board and a Director of RFS
                          since March 1997; Director of State Bank since 1996.

Henry R. Thiemann     58  Executive Vice President and Chief Operating Officer
                          of State Bank since 2002; President and Chief
                          Executive Officer of RFCBC since 2004; Senior Vice
                          President and Operations Manager of the Company from
                          1998 to 2001; Director of RFCBC since 2004;
                          President of RMC since August 1999; Director of RMC
                          since August 1999.

James E. Adams        60  Executive Vice President and Chief Financial Officer
                          of the Company since March 2003; Executive Vice
                          President, Chief Financial Officer and Corporate
                          Secretary of Integra Bank in Evansville, Indiana
                          from 1999 through 2001; Executive Vice President and
                          Chief Financial Officer at MainStreet Financial
                          Company in Martinsville, Virginia from 1994 to 1999.

                                     PART II

Item 5. Market for Registrant's Common Shares and Related Shareholder Matters.

The common shares of the Company are traded on The NASDAQ National Market (symbol "RBNF"). The table below sets forth the high and low closing prices and the cash dividends declared with respect to the common shares of the Company for the indicated periods. The high and low bid prices reflect actual prices for purchases and sales of the Company's common shares as reported by NASDAQ and not inter-dealer prices.

                          Per Share        Per Share
                         Bid Prices        Dividends
                   High            Low     Declared
                   ----            ---     ---------
2003

First Quarter    $  10.13        $  9.00   $    .000
Second Quarter      12.99           9.65        .000
Third Quarter       14.00          11.39        .000
Fourth Quarter      14.74          13.78        .000

2004
First Quarter    $  15.50        $ 13.32   $    .000
Second Quarter      15.15          11.25        .000
Third Quarter       13.15          11.90        .000
Fourth Quarter      14.24          12.57        .000

There can be no assurance as to the amount of dividends which will be declared with respect to the common shares of the Company in the future, since such dividends are subject to the discretion of the Company's Board of Directors, cash needs, general business conditions, dividends from the subsidiaries and applicable governmental regulations and policies.

The approximate number of holders of outstanding common shares of the Company, based upon the number of record holders as of February 22, 2005, is 1,397.

Available Information

The Company will provide without charge to each shareholder, upon written request to Rurban Financial Corp., P.O. Box 467, Defiance, Ohio 43512,
Attention: Valda Colbart, Investor Relations Department, a copy of the Company's Annual Report on Form 10-K, including the Financial Statements and Schedules thereto required to be filed with the SEC, for the Company's most recent fiscal year.

Item 6. Selected Financial Data.

SUMMARY OF SELECTED FINANCIAL DATA
                       (Dollars in thousands except per share data)

                                                            Year Ended December 31
                                            2004          2003          2002         2001         2000
                                          ---------     ---------    ---------     ---------    ---------
EARNINGS
         Interest income                  $  20,028     $  27,774    $  48,591     $  56,519    $  56,023
         Interest expense                     7,951        13,972       24,813        30,778       29,635
         Net interest income                 12,077        13,802       23,778        25,741       26,388
         Provision for loan losses             (399)        1,202       27,531         8,733        2,100
         Noninterest income                  16,691        34,687       13,779        14,162       11,273
         Noninterest expense                 25,324        28,678       30,479        28,018       26,754
         Provision (credit)
              for income taxes                1,109         6,303       (7,044)          899        2,721
         Net income (loss)                    2,734        12,305      (13,408)        2,253        6,086

PER SHARE DATA (1)
         Basic earnings                   $    0.60     $    2.71    $   (2.95)    $    0.50    $    1.35
         Diluted earnings                      0.60          2.70        (2.95)         0.50         1.35
         Cash dividends declared                N/A           N/A         0.26          0.47         0.42

AVERAGE BALANCES
         Average shareholders' equity     $  49,279     $  44,599    $  44,674     $  52,708    $  46,627
         Average total assets               417,801       549,371      791,091       722,827      665,523

RATIOS
         Return on average
           shareholders' equity                5.55%        27.59%      (30.01)%        4.27%       13.05%
         Return on average total assets        0.65          2.24        (1.69)         0.31         0.91
         Cash dividend payout
           ratio (cash dividends
           divided by net income)               N/A           N/A          N/A         95.80        31.02
         Average shareholders'
           equity to average total
           assets                             11.79          8.12         5.65          7.29         7.01

PERIOD END TOTALS
         Total assets                     $ 415,349     $ 435,312    $ 742,317     $ 746,209    $ 700,818
         Total investments and
           fed funds sold                   108,720       117,699      129,109       101,140       88,905
         Total loans and leases             264,481       284,104      487,475       600,291      576,636
         Loans held for sale                    113           219       63,536           440        1,167
         Total deposits                     279,624       317,475      636,035       610,860      566,321
         Notes Payable                        3,080        10,328        6,000             0            0
         Advances from FHLB                  56,000        39,000       47,850        54,275       52,164
         Trust Preferred Securities          10,310        10,000       10,000        10,000       10,000
         Shareholders' equity                50,306        48,383       36,382        50,829       50,140
         Shareholders' equity
           per share (1)                      11.01         10.63         8.01         11.14        10.98

(1) Per share data restated for 5% stock dividend declared in 2000 and 2001.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company is a bank holding company registered with the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended. Through its direct and indirect subsidiaries, the Company is engaged in commercial banking, computerized data processing, and trust and financial services.

The following discussion is intended to provide a review of the consolidated financial condition and results of operations of the Company. This discussion should be read in conjunction with the consolidated financial statements and related footnotes in the Company's 2004 Form 10-K filed with the SEC.

CRITICAL ACCOUNTING POLICIES

The accounting and reporting policies of the Company are in accordance with accounting principles generally accepted in the United States and conform to general practices within the banking industry. The Company's significant accounting policies are described in detail in the notes to the Company's consolidated financial statements for the year ended December 31, 2004. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. The Company's financial position and results of operations can be affected by these estimates and assumptions and are integral to the understanding of reported results. Critical accounting policies are those policies that management believes are the most important to the portrayal of the Company's financial condition and results, and they require management to make estimates that are difficult, subjective, or complex.

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

The Company determines the amount of the allowance based on relative risk characteristics of the loan portfolio. The allowance recorded for commercial loans is based on reviews of individual credit relationships and an analysis of the migration of commercial loans and actual loss experience. The allowance recorded for homogeneous consumer loans is based on an analysis of loan mix, risk characteristics of the portfolio, fraud loss and bankruptcy experiences, and historical losses, adjusted for current trends, for each homogeneous category or group of loans. The allowance for credit losses relating to impaired loans is based on each impaired loan's observable market price, the collateral for certain collateral-dependent loans, or the discounted cash flows using the loan's effective interest rate.

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

IMPACT OF ACCOUNTING CHANGES

In December 2003, the Financial Accounting Standards Board ("FASB") issued a revision to FIN 46 to clarify certain provisions that affected the accounting for trust preferred securities. As a result of the revisions to FIN 46, RST was deconsolidated as of March 31, 2004, with the Company accounting for its investment in RST as assets, its subordinated debentures as debt, and the interest paid thereon as interest expense. The Company had previously classified the trust preferred securities as debt, but the Company eliminated its common stock investment as a result of the revisions to FIN 46.

In December 2004, FASB issued a revision to Statement No. 123. Statement No. 123(R), "Share-Based Payment," will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in the financial statements. The Company intends to apply the revised Statement in the quarterly financial statements in the third quarter of 2005. The impact of applying the new Statement has not yet been determined.

EARNINGS SUMMARY

Net income for 2004 was $2.7 million, or $0.60 per diluted share, compared with net income of $12.3 million or $2.70 per diluted share and a net loss of $13.4 million or $2.95 per diluted share, reported for 2003 and 2002, respectively. Cash dividends per share were $.26 in 2002. No cash dividends were paid in 2004 or 2003.

Net income for 2004 was driven by improved credit quality and a higher level of non-bank revenue. Net income in 2003 was primarily a result of the gains associated with the sale of selected branches undertaken in order to replenish capital levels and to rebuild the Company. The loss in 2002 was directly attributable to the discovery of underwriting deficiencies in the loan portfolio resulting in a loan loss provision of $27.5 million. The discovery process which began during late 2001 and initially led to a fourth quarter 2001 loan loss provision of $5.6 million, broadened during 2002 and culminated at year-end 2002 with the finalization of extensive loan reviews, both internally and externally. As relevant data became available on each borrower, judgments concerning collateral values and probable loss estimates were continually updated and reserve levels appropriately adjusted. At each quarter end, the Company applied judgment to the best information then available to determine the appropriate level of the allowance for loan losses and the resulting loan loss provision required to bring the allowance to the appropriate level. These issues are discussed further in the sections on Loan Loss Provision, Asset Quality and Allowance for Loan Losses.

CHANGES IN FINANCIAL CONDITION

At December 31, 2004, total assets were $415.3 million, a decrease of $20.0 million from December 31, 2003. The decrease was primarily attributable to decreases in loans of $19.6 million and federal funds sold of $10.0 million. The decrease in loans is due to restructuring the loan portfolio for quality and actively pursuing a strategy to build on the Company's long held expertise in agricultural lending and lending to small and mid-sized businesses in our market area. The year-to-year decrease is partially offset by an increase of $7.3 million in cash value of life insurance as a result of purchasing a bank owned life insurance policy for $8.0 million in the first quarter of 2004.

SIGNIFICANT EVENTS OF 2003 AND 2004

In addition to the discussion which follows of the results of operations which affected the income statement and balance sheet, several other significant events occurred during 2003 and 2004.

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

On March 28, 2003, the Citizens Savings Bank, a division of RFC Banking Company, was sold. As of March 28, Citizens had total loans of $57.2 million, total fixed assets (net of accumulated depreciation) of $869,000 and total deposits of $70.8 million. A pre-tax gain of approximately $8.0 million was recorded in March from the sale.

On June 6, 2003, the Peoples Banking Company and First Bank of Ottawa, divisions of RFC Banking Company, were sold. As of June 6, these branches had total loans of $76.6 million, total fixed assets (net of accumulated depreciation) of $1.4 million and total deposits of $166.2 million. A pre-tax gain of approximately $12.0 million was recorded in June from the sale.

In June 2003, RFCBC obtained two loans in the amount of $13.4 million to fund its loan servicing and work out operations. The Company's note with The Northern Trust Company of $5.5 million was paid off with a portion of these proceeds. RFCBC also had a line of credit for $2.0 million. As of December 31, 2004 and 2003, the loan balances were $2.0 and $9.6 million, respectively.

On July 9, 2003, the Company notified the trustee of its Trust Preferred Securities of its election to defer the semi-annual interest payment, which would have been due on September 7, 2003. During any interest deferral period, the Trust Preferred Indenture prohibits the payment of a common stock dividend.

In September 2003, the banking charter of RFCBC, which was primarily engaged in providing a full range of banking and financial services, was relinquished. RFCBC now operates as a loan subsidiary that continues to administer problem loans.

On January 28, 2004, the Company notified the trustee of its Trust Preferred Securities of its election to defer the semi-annual interest payment, which would have been due on March 7, 2004. During any interest deferral period, the Trust Preferred Indenture prohibits the payment of a common stock dividend.

On July 23, 2004, the Company notified the trustee of its Trust Preferred Securities of its election to defer the semi-annual interest payment, which would have been due on September 7, 2004. During any interest deferral period, the Trust Preferred Indenture prohibits the payment of a common stock dividend.

On September 3, 2004, the Company received permission from the Federal Reserve Bank and the Ohio Department of Financial Institutions to pay the previously accrued and deferred trust preferred interest on the Company's $10 million issue of Trust Preferred Securities totaling $2.2 million, and the Company subsequently paid such accrued and deferred trust preferred interest on September 7, 2004.

SUBSEQUENT EVENTS

On February 1, 2005, the Company received permission from the Federal Reserve Bank and the Ohio Department of Financial Institutions to pay a first quarter common stock dividend to its shareholders. The Company declared a common stock dividend of $0.05 per share to shareholders of record on

February 11, 2005, payable on February 25, 2005. The Company was required to obtain regulatory approval to pay dividends in accordance with the requirements of the Written Agreement dated July 5, 2002.

On February 18, 2005, the Company received notice from the Federal Reserve Bank and the Ohio Department of Financial Institutions that approval was given effective as of February 17, 2005 for release of the Written Agreement entered into on July 5, 2002.

RESULTS OF OPERATIONS

                                             Year Ended                             Year Ended
                                            December 31,                            December 31,
                                            ------------                            ------------
                                 2004          2003        % Change       2003           2002       % Change
                               -----------------------------------------------------------------------------
                                                (dollars in thousands except per share data)
                               -----------------------------------------------------------------------------
Total Assets                   $ 415,349    $    435,312      -5%     $    435,312   $    742,317     -41%
Total Securities               $ 108,720    $    107,699      +1%     $    107,699   $    115,109      -6%
Loans Held for Sale                  113             219     N/A               219         63,536     N/A
Loans (Net)                      259,582         273,923      -5%          273,923        469,781     -42%
Allowance for Loan Losses          4,899          10,181     -52%           10,181         17,694     -42%
Total Deposits                   279,624         317,475     -12%          317,475        567,860     -44%

Total Revenues (Net)              28,768          48,489     -41%           48,489         37,557     +29%
Net Interest Income               12,077          13,802     -12%           13,802         23,778     -42%
Loan Loss Provision (credit)        (399)          1,202     133%            1,202         27,531     -96%
Noninterest Income                16,691          34,687     -52%           34,687         13,779   + 152%
Non-interest Expense              25,324          28,678     -12%           28,678         30,479      -6%
Net Income                         2,734          12,305     N/A            12,305        (13,408)    N/A
Basic Earnings per Share       $    0.60    $       2.71     N/A      $       2.71   $      (2.95)    N/A
Diluted Earnings per Share     $    0.60    $       2.70     N/A      $       2.70   $      (2.95)    N/A

NET INTEREST INCOME

                                   Year Ended                              Year Ended
                                  December 31,                            December 31,
                                  ------------                            ------------
                         2004        2003        % Change       2003            2002       % Change
                      -----------------------------------------------------------------------------
                                                 (dollars in thousands)
                      ------------------------------------------------------------------------------
Net Interest Income   $  12,077   $     13,802        -12%   $     13,802   $     23,778        -42%

NET INTEREST INCOME declined $1.7 million from 2003 to $12.1 million in 2004. The net interest margin for 2004 was 3.19% compared to 2.72% for the previous year. The 47 basis point increase in the net interest margin was largely due to a 65 basis point decrease in the yield on cost of funds partially offset by a decrease in the yield on earning assets of 18 basis points. The major reason for the reduction in net interest income was due to a reduced level of earning assets combined with declines in average loan balances due to the Company's exit from out of market loans. Contributing to the decrease in the yield on cost of funds are the results of the Company's disciplined approach to pricing decisions on deposits and a repositioning of the balance sheet to benefit from an increasing interest rate environment.

NET INTEREST INCOME declined $10.0 million from 2002 to $13.8 million in 2003. The net interest margin for 2003 was 2.72% compared to 3.20% for the previous year. The 45 basis point decline in the net interest margin was largely due to a 101 basis point decrease in the yield on earning assets from 6.47% to

5.46% which was partially offset by a 56 basis point decrease in the Company's effective cost of funds. The major reasons for the reduction in net interest income were a reduced level of earning assets due to the sale of the RFCBC branches combined with declines in average loan balances due to the Company's exit from out of market loans and interest income foregone on non-performing loans. Contributing to the decline in the yield on average earning assets was the higher liquidity level necessary to fund the cash transferred in the branch sales.

LOAN LOSS PROVISION

THE PROVISION FOR LOAN LOSSES was $(0.4) million in 2004 compared to $1.2 million in 2003. The allowance for loan losses at December 31, 2004 was 1.85% of loans compared to 3.58% at December 31, 2003. The decrease in the provision was the result of the continued review and determination of the level of reserves necessary to absorb probable losses in the loan portfolio. Non-performing loans decreased to $14.4 million at December 31, 2004 versus $18.4 million at December 31, 2003. Further evidencing the loan quality, and therefore the lower loan loss provision in 2004, was the significant reduction in classified assets of the Company. Classified assets which are defined as substandard and doubtful loans, decreased 50% from December 31, 2003 and totaled $25.6 million at December 31, 2004.

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

NON-INTEREST INCOME

                                           Year Ended                            Year Ended
                                          December 31,                          December 31,
                                          ------------                          ------------
                                 2004        2003        % Change      2003         2002        % Change
                               --------------------------------------------------------------------------
                                                         (dollars in thousands)
                               --------------------------------------------------------------------------
Total Non-interest Income      $ 16,691   $     34,687     -52%     $  34,687   $     13,779      +152%

 - Data Service Fees           $ 10,478   $      8,972     +17%     $   8,972   $      7,816       +15%
 - Trust Fees                  $  3,042   $      2,602     +17%     $   2,602   $      2,468        +5%
 - Deposit Service Fees        $  1,985   $      2,179      -9%     $   2,179   $      2,618       -17%
 - Gains on Sale of Loans      $     41   $        416     -90%     $     416   $        759       -45%
 - Gains on Sale of Branches   $      -   $     19,901     N/A      $  19,901              -       N/A
 - Gains (losses) on Sale
   of Securities               $    241   $         24     N/A      $      24   $       (834)      N/A
 - Other                       $    904   $        593     +52%     $     593   $        952       -38%

TOTAL NON-INTEREST INCOME decreased $18.0 million to $16.7 million in 2004 from $34.7 million in 2003. The decrease is primarily the result of recording approximately $20.0 million in net pre-tax gains from the branch sales in 2003. Data service fees increased $1.5 million or 17% to $10.5 million in 2004 compared to $9.0 million in 2003 as a result of RDSI's continued expansion of its customer base. Trust fees at Reliance increased $440,000 or 17% to $3.0 million in 2004 compared to $2.6 million in 2003 through development of innovative wealth management products and customer sales efforts.

TOTAL NON-INTEREST INCOME increased $20.9 million to $34.7 million in 2003 from $13.8 million in 2002. The increase is primarily the result of recording approximately $20.0 million in net pre-tax gains from the branch sales. The increase was also due to the sale of the Company's investment in WorldCom bonds in the second quarter of 2002, which resulted in a $1.7 million pre-tax loss. Data service fees increased $1.2 million or 15% to $9.0 million in 2003 compared to $7.8 million in 2002 and trust fees increased $134,000 or 5% to $2.6 million in 2003 compared to $2.5 million in 2002.

RURBANC DATA SERVICES, INC. ("RDSI")

                               Year Ended                            Year Ended
                              December 31,                          December 31,
                              ------------                          ------------
                      2004        2003       % Change      2003         2002       % Change
                    -----------------------------------------------------------------------
                                              (Dollars in thousands)
                    -----------------------------------------------------------------------
Data Service Fees   $10,478   $      8,972        +17%   $  8,972   $      7,816        +15%

DATA SERVICE FEES increased $1.5 million or 17% to $10.5 million in 2004 from $9.0 million in 2003 and $1.2 million or 15% from 2002 to 2003. The increases in 2004 and 2003 were mainly driven by RDSI's entry into the item processing market, additions of new bank clients and the result of customer account growth at client banks.

RDSI PROVIDES data processing services for 54 community banks in Ohio, Michigan, Indiana and Missouri. RDSI differentiates itself from its competition through the quality of its products and the excellence of its customer service. The applications utilized by RDSI are driven by world-class software used by over 3,600 banks nationwide. Customer service encompasses on-time delivery every morning and a discipline of responding to and resolving customer questions and issues within one hour in excess of 95% of the time. RDSI provides turnkey solutions for its clients through its partnerships with vendors experienced in a full array of banking products.

RDSI'S GROWTH comes from both new and existing clients. Equally important is the organic growth of existing client banks, both in their number of customer accounts and in the breadth of services provided. Network services, internet banking, imaging, and other technical services are a rapidly growing part of RDSI's revenue.

RELIANCE FINANCIAL SERVICES, N.A. ("RELIANCE")

TRUST FEES increased $440,000 or 17% to $3.0 million from $2.6 million in 2003. The primary reason for this increase was the development of new innovative wealth management products and customer sales efforts.

NON-INTEREST EXPENSE

                                             Year Ended                           Year Ended
                                            December 31,                         December 31,
                                            ------------                         ------------
                                   2004        2003        % Change     2003         2002       % Change
                                  ----------------------------------------------------------------------
                                                             (dollars in thousands)
                                  ----------------------------------------------------------------------
Total Non-interest Expense        $25,324   $     28,678        -12%   $28,678   $     30,479         -6%
 - Salaries & Employee Benefits   $12,993   $     13,428         -3%   $13,428   $     15,720        -15%
 - Professional Fees              $ 2,253   $      4,172        -46%   $ 4,172   $      3,130        +33%
 - All Other                      $10,078   $     11,078         -9%   $11,078   $     11,629         -5%

NON-INTEREST EXPENSE for the year 2004 was $25.3 million, down $3.4 million or 12% from $28.7 million in 2003. Professional fees decreased $1.9 million due to a decreased level of consulting, legal and auditing fees associated with the Company's problem loan workouts.

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

FINANCIAL CONDITION

LOANS

                                                    Period Ended
                                % of              % of       %                  % of       %
                      12/31/04  Total   12/31/03  Total   Inc/(Dec)   12/31/02  Total   Inc/(Dec)
                     ---------------------------------------------------------------------------
                                                        (dollars in thousands)
                     ---------------------------------------------------------------------------
Commercial           $  58,499     22%  $ 89,471     31%       (35)%  $123,053     25%       (27)%
Commercial r.e.         64,107     24%    62,340     22%         3%    129,719     27%       (52)%
Agricultural            41,240     16%    36,722     13%        12%     68,954     14%       (47)%
Residential             63,828     24%    46,718     16%        37%     84,432     17%       (45)%
Consumer                31,949     12%    37,310     13%       (14)%    60,139     12%       (38)%
Leases                   5,127      2%    11,774      5%       (56)%    21,509      5%       (45)%
                     ---------          --------                      --------
Loans                $ 264,750          $284,335                (7)%  $487,806               (42)%
Loans held for sale        113               219                        63,536
                     ---------          --------                      --------
     Total           $ 264,863          $284,554                      $551,342

LOANS declined $20 million to $265 million at December 31, 2004, due to restructuring the loan portfolio for quality and actively pursuing a strategy to build on the Company's long held expertise in agricultural lending and lending to small and mid-sized businesses in our market area.

In 2003, loans declined $267 million to $285 million at December 31, 2003, due to the branch sales, the Company's effort to exit from out-of-market loans, shrinking loan demand and $12 million of gross charged off loans. The increase in loans held for sale in 2002 was due to a December 30, 2002 agreement to sell the Citizens Savings Bank division of RFCBC. This transaction closed on March 28, 2003.

ASSET QUALITY

                                                  Period Ended December 31,
                                                    (dollars in millions)
                                                          Change in                Change in
                                                           Dollars/                 Dollars/
                                 12/31/04    12/31/03    percentages   12/31/02   percentages
                                 --------    --------    -----------   --------   -----------
  Non-performing loans           $   14.4    $   18.4    $      -4.0   $   18.7   $      -0.3
  Non-performing assets          $   15.4    $   19.9    $      -4.5   $   20.8   $      -0.9
  Non-performing assets/loans
  plus OREO                          5.80%       6.96%         -1.16%      4.25%         2.71%
  Non-performing assets/total
  assets                             3.71%       4.57%         -0.86%      2.80%         1.77%
  Net chargeoffs                 $    4.9    $    8.7    $      -3.8   $   20.5   $     -11.8
  Net chargeoffs/total loans         1.81%       3.06%         -1.25%      4.20%        -1.14%
  Loan loss provision (credit)   $    (.4)   $    1.2    $      -1.6   $   27.5   $     -26.3
  Allowance for loan losses      $    4.9    $   10.2    $      -5.3   $   17.7   $       1.2
  Allowance/loans                    1.85%       3.58%         -1.73%      3.21%         0.37%
  Allowance/non-performing
  loans                                34%         55%           -21%        95%          -40%
  Allowance/non-performing
  assets                               32%         51%           -19%        85%          -34%

ASSET QUALITY statistics reflect a decrease in both nonperforming assets and chargeoffs during 2004 compared to 2003 and a decrease from 2003 compared to 2002. Non-performing assets at December 31, 2004 were $15.4 million or 3.71% of total assets, versus $19.9 million or 4.57% at December 31, 2003 and $20.8 million or 2.80% at year-end 2002. Annual net chargeoffs for 2004 were $4.8 million or 1.81% of total loans compared to $8.7 million or 3.06% for 2003 resulting in the ratio of the allowance to non-performing loans to decrease to 34% at December 31, 2004 compared to 55% at December 31, 2003.

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

                                          12/31/04               12/31/03             INCREASE (DECREASE)
                                   ---------------------   ---------------------    -----------------------
                                             ALLOCATION               ALLOCATION               ALLOCATION
                                    LOAN     ----------     LOAN      ----------     LOAN      ----------
                                   BALANCE   $        %    BALANCE   $         %    BALANCE   $          %
                                   ------------------------------------------------------------------------
Allocations for individual loans
graded doubtful (impaired)         $  11.4   $1.3  11.40%  $  19.7   $ 5.7  28.93%  $  -8.3   $-4.4  -17.53%
Allocations for individual loans
graded substandard                    15.5    1.0   6.45      33.4     2.5   7.49     -17.9    -1.5   -1.04
Allocations for individual loans
graded special mention*               13.6    0.4   2.94      21.0     0.6   2.86      -7.4    -0.2    0.08
"General" allowance based on
chargeoff history of nine
categories of loans                  224.4    2.2   0.98     210.5     1.4   0.67      13.9     0.8    0.31
                                   -------   ----  -----   -------   -----  -----   -------   -----  ------
               TOTAL               $ 264.9   $4.9   1.85%  $ 284.6   $10.2   3.58%  $ -19.7   $-5.3   -1.73%

* The Company changed its methodology during 2003. Special Mention loans are now allocated at 3%.

In 2004, the amount of loans classified as doubtful decreased $8.3 million to $11.4 million and substandard loans decreased $17.9 million to $15.5 million. Allowance allocations on doubtful loans decreased $4.4 million and allowance allocations on substandard loans decreased $1.5 million. Non-performing loan balances decreased $4.0 million compared to the prior year while the allowance for loan losses decreased significantly due to total loans decreasing $20 million and the total of doubtful, substandard and special mention loans declining $33.6 million. The allowance for loan losses at December 31, 2004 was $4.9 million or 1.85% of loans compared to $10.2 million or 3.58% at December 31, 2003.

The Company's workout efforts continue to be successful as is apparent in the reduction of problem loan balances in 2004. The amount of substandard loans has declined by 54% from $33.4 million in 2003 to $15.5 in 2004 million reflective of the results of the Company's workout efforts.

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

In regard to the effort to reduce the volume of substandard and doubtful (classified loans), the following actions were taken during the past year:

      - Development of a loan subsidiary to manage the classified loans of RFCBC to focus efforts on the workout of that group of loans

      - All classified loans are now assigned to loan workout specialists unless there is a strong reason for an alternative assignment.

These actions were intended to assure that the loan workout effort can be concluded within a one and one-half to three year period and that every effort can be made to minimize losses and maximize associated recoveries.

CAPITAL RESOURCES

STOCKHOLDERS' EQUITY at December 31, 2004 was $50.3 million or 12.04% of average total assets compared to $48.4 million or 8.81% of average total assets at December 31, 2003. The Company and State Bank each exceeded the
"well-capitalized" regulatory capital benchmarks at December 31, 2004.

TOTAL CONSOLIDATED REGULATORY (RISK-BASED) CAPITAL was $61.9 million at December 31, 2004 and $59.2 million at December 31, 2003. The excess of total regulatory capital over total shareholder equity is primarily due to the $10.0 million of junior subordinated debentures (trust preferred securities) which qualify as Tier 1 capital, and the Allowance for Loan Losses which qualifies as Tier 2 capital subject to certain limitations.

PLANNED PURCHASES OF PREMISES AND EQUIPMENT

MANAGEMENT PLANS TO PURCHASE additional premises and equipment to meet the current and future needs of the Company's customers. These purchases, including buildings and improvements and furniture and equipment (which includes computer hardware, software, office furniture and license agreements), are currently expected to total approximately $3.0 million over the next year.

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

As of December 2004, Management believes that the Company and State Bank were in full compliance with the terms of the Agreement. However, the Agreement will continue in place until the Federal Reserve Bank of Cleveland and the Ohio Division of Financial Institutions determine that the Agreement may be terminated. The Company believes that additional improvement in problem loans, earnings and operations, as well as other items described in the Agreement, is necessary before the Agreement may be terminated, and management cannot predict when that may occur.

Under the terms of the Agreement, State Bank and RFCBC are prohibited from paying dividends to the Company without prior regulatory approval. The Agreement also prohibits the Company from paying trust preferred "dividends" and common stock dividends without prior regulatory approval.

On February 18, 2005, the Company received notice from the Federal Reserve Bank and the Ohio Department of Financial Institutions that approval was given effective as of February 17, 2005 for release of the Written Agreement entered into on July 5, 2002.

LIQUIDITY

LIQUIDITY RELATES PRIMARILY to the Company's ability to fund loan demand, meet deposit customers' withdrawal requirements and provide for operating expenses. Assets used to satisfy these needs consist of cash and due from banks, federal funds sold, interest earning deposits in other financial institutions, securities available-for sale and loans held for sale. These assets are commonly referred to as liquid assets. Liquid assets were $119.6 million at December 31, 2004 compared to $132.4 million at December 31, 2003. The Company views this level of liquidity as appropriate.

THE COMPANY'S RESIDENTIAL FIRST MORTGAGE PORTFOLIO of $63.8 million at December 31, 2004 and 46.7 million at December 31, 2003, which can and has been readily used to collateralize borrowings, is an additional source of liquidity. Management believes the Company's current liquidity level, without these borrowings, is sufficient to meet its liquidity needs. At December 31, 2004, all eligible mortgage loans were pledged under an FHLB blanket lien.

THE CASH FLOW STATEMENTS for the periods presented provide an indication of the Company's sources and uses of cash as well as an indication of the ability of the Company to maintain an adequate level of liquidity. A discussion of the cash flow statements for 2004, 2003 and 2002 follows.

THE COMPANY EXPERIENCED positive cash flows from operating activities in 2004, 2003 and 2002. Net cash from operating activities was $5.7 million, $5.6 million and $15.2 million for the years ended December 31, 2004, 2003 and 2002, respectively.

NET CASH FLOW FROM INVESTING ACTIVITIES was $1.2 million, $60.4 million and $94.1 million for the years ended December 31, 2004, 2003 and 2002, respectively. The changes in net cash from investing activities for 2004 include a reduction in loan growth. The changes in net cash from investing activities for 2003 include a reduction in loan growth and cash payments for the net liabilities from the branch sales. The changes in net cash from investing activities for 2002 include a reduction in loan growth and cash received for the net liabilities from the Oakwood acquisition. In 2004, 2003 and 2002, the Company received $23.1 million, $17.6 million and $81.9 million, respectively, from sales of securities available for sale, while proceeds from repayments, maturities and calls of securities were $62.5 million, $121.6 million and $53.9 million in 2004, 2003 and 2002, respectively.

NET CASH FLOW FROM FINANCING ACTIVITIES was $(20.4) million, $(92.8) million, and $(83.6) million for the years ended December 31, 2004, 2003 and 2002, respectively. The net cash decrease was primarily due to a reduction in total deposits of $(37.9) million, $(87.8) million and $(66.6) million for the years ended December 31, 2004, 2003 and 2002, respectively. Other significant changes in 2004, 2003 and 2002 included $17.0 million, $(8.9) million and $(6.4) million in net borrowings from the FHLB.

OFF-BALANCE-SHEET BORROWING ARRANGEMENTS:

Significant additional off-balance-sheet liquidity is available in the form of FHLB advances, unused federal funds lines from correspondent banks, and the national certificate of deposit market. While such additional off-balance-sheet liquidity is available, the Written Agreement between the Company, State Bank, the Federal Reserve Bank of Cleveland and the Ohio Division of Financial Institutions did require the Company and State Bank to obtain written approval from the Federal Reserve Bank of Cleveland and the Ohio Division of Financial Institutions prior to directly or indirectly incurring any debt with the exception of federal funds and FHLB borrowings at State Bank. On February 18, 2005, the Company received notice from the Federal Reserve Bank and the Ohio Department of Financial Institutions that approval was given effective as of February 17, 2005 for release of the Written Agreement entered into on July 5, 2002.

Approximately $55.2 million residential first mortgage loans of the Company's $63.8 million portfolio qualify to collateralize FHLB borrowings and have been pledged to meet FHLB collateralization requirements as of December 31, 2004. In addition to residential first mortgage loans, $36.7 million in investment securities are pledged to meet FHLB collateralization requirements. Based on the current collateralization requirements of the FHLB, approximately $8.5 million of additional borrowing capacity existed at December 31, 2004.

At December 31, 2004, the Company had unused federal funds lines. As of December 31, 2003, the Company had no unused federal funds lines. Federal funds borrowed were $7.5 million at December 31, 2004 and $0 at December 31, 2003.

Approximately $8.7 million performing commercial loans are pledged to the Federal Reserve Discount Window to establish additional borrowing capacity of $5.3 million. Such loans are pledged for contingency funding purposes and to date this borrowing capacity has not been used.

TABULAR DISCLOSURE OF CONTRACTUAL OBLIGATIONS

                                                                    PAYMENT DUE BY PERIOD
                                           --------------------------------------------------------------------
                                                              LESS                                     MORE
                                                             THAN 1         1 - 3        3 - 5        THAN 5
        CONTRACTUAL OBLIGATIONS                TOTAL          YEAR          YEARS        YEARS         YEARS
-----------------------------------------  ------------   ------------   -----------   ----------   -----------
Long-Term Debt Obligations                 $ 56,000,000   $ 22,000,000     5,000,000   $6,000,000   $23,000,000
Other Debt Obligations                       13,389,656      1,399,529     1,242,406      437,721    10,310,000
Capital Lease Obligations                             0              0             0            0             0
Operating Lease Obligations                   2,614,200        261,600       523,200      523,200     1,306,200
Purchase Obligations                                  0              0             0            0             0
Other Long-Term Liabilities Reflected on
the Registrant's Balance Sheet under GAAP   153,996,873     93,389,709    57,686,444    2,717,753       202,967
                                           ------------   ------------   -----------   ----------   -----------
                   Total                   $226,000,729   $117,050,838   $64,452,050   $9,678,674   $34,819,167

The Company's contractual obligations as of December 31, 2004 were evident in long-term debt obligations, other debt obligations, operating lease obligations and other long-tern liabilities. Long-term debt obligations are comprised of FHLB Advances of $56.0 million. Other debt obligations are comprised of Trust Preferred securities of $10.3 million and Notes Payable of $3.1 million. The operating lease obligation is a lease on the RDSI-South building of $99,600 a year and the RDSI-North building of $162,000 a year. Other long-term liabilities are comprised of time deposits of $154.0 million.

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

QUANTITATIVE MARKET RISK DISCLOSURE. The following table provides information about the Company's financial instruments used for purposes other than trading that are sensitive to changes in interest rates as of December 31, 2004. It does not present when these items may actually reprice. For loans receivable, securities, and liabilities with contractual maturities, the table presents principal cash flows and related weighted-average interest rates by contractual maturities as well as the historical impact of interest rate fluctuations on the prepayment of loans and mortgage backed securities. For core deposits (demand deposits, interest-bearing checking, savings, and money market deposits) that have no contractual maturity, the table presents principal cash flows and, applicable related weighted-average interest rates based upon the Company's historical experience, management's judgment and statistical analysis, as applicable, concerning their most likely withdrawal behaviors. The current historical interest rates for core deposits have been assumed to apply for future periods in this table as the actual interest rates that will need to be paid to maintain these deposits are not currently known. Weighted average variable rates are based upon contractual rates existing at the reporting date.

        PRINCIPAL/NOTIONAL AMOUNT MATURING OR ASSUMED TO BE WITHDRAWN IN:
                             (DOLLARS IN THOUSANDS)

                                        2005        2006        2007        2008        2009      Thereafter     Total
                                      --------    --------    --------    --------    --------    ----------    --------
 Rate-sensitive assets
 Variable rate loans                  $ 33,537    $ 10,183    $  6,105    $  4,859    $  2,409    $    6,846    $ 63,938
   Average interest rate                  6.01%       5.70%       5.76%       5.81%       5.86%         6.00%       5.91%
 Adjustable rate loans                $ 31,377    $ 23,059    $ 15,897    $ 10,539    $  8,293    $   18,114    $107,279
    Average interest rate                 5.93%       5.95%       5.83%       5.82%       5.81%         5.72%       5.86%
 Fixed rate loans                     $ 37,810    $ 16,655    $ 11,689    $  6,475    $  4,445    $   16,573    $ 93,647
    Average interest rate                 4.40%       5.62%       5.00%       5.40%       4.97%         3.98%       4.71%
 Total loans                          $102,724    $ 49,897    $ 33,691    $ 21,873    $ 15,147    $   41,533    $264,864
    Average interest rate                 5.39%       5.79%       5.53%       5.69%       5.57%         5.07%       5.47%
 Fixed rate investment securities     $ 27,897    $  4,415    $ 14,190    $  8,219    $  1,570    $   35,221    $ 91,512
    Average interest rate                 4.08%       4.31%       4.98%       3.44%       4.06%         4.51%       4.34%
Variable rate investment securities   $    645    $    666    $    687    $    709    $    731    $   16,563    $ 20,001
    Average interest rate                 3.10%       3.10%       3.11%       3.11%       3.12%         3.24%       3.22%
Federal Funds Sold & Other            $      0    $      0    $    150    $      0    $      0    $        0    $    150
    Average interest rate                 1.01%       0.00%       2.64%       0.00%       0.00%         0.00%       2.64%
 Total rate sensitive assets          $131,266    $ 54,978    $ 48,718    $ 30,801    $ 17,448    $   93,317    $376,527
    Average interest rate                 5.10%       5.64%       5.33%       5.03%       5.33%         4.53%       5.07%
 RATE SENSITIVE LIABILITIES:
 Demand - non interest-bearing        $  7,429    $  7,429    $  7,429    $  7,429    $  8,116    $        0    $ 37,832
 Demand - interest bearing            $  7,728    $  7,728    $  7,728    $  7,728    $  7,651    $        0    $ 38,563
    Average interest rate                 0.75%       0.75%       0.75%       0.75%       0.75%         0.00%       0.75%
 Money market accounts                $  7,396    $  7,396    $  7,396    $  7,396    $  7,322    $        0    $ 36,906
    Average interest rate                 0.55%       0.55%       0.55%       0.55%       0.55%         0.00%       0.55%
 Savings                              $  2,504    $  2,406    $  2,406    $  2,406    $  2,605    $        0    $ 12,327
    Average interest rate                 0.15%       0.15%       0.15%       0.15%       0.15%         0.00%       0.15%
 Certificates of deposit              $ 93,170    $ 36,852    $ 21,106    $  1,885    $    835    $      149    $153,997
    Average interest rate                 2.33%       2.87%       2.94%       3.03%       2.92%         1.36%       2.55%
 Fixed rate FHLB advances             $  4,000    $  5,000    $      0    $  5,000    $  1,000    $   23,000    $ 38,000
    Average interest rate                 2.44%       2.84%       0.00%       5.53%       4.52%         4.31%       4.08%
 Variable rate FHLB advances          $ 18,000    $      0    $      0    $      0    $      0    $        0    $ 18,000
    Average interest rate                 2.42%       0.00%       0.00%       0.00%       0.00%         0.00%       2.42%
 Fixed rate Notes Payable             $      0    $      0    $      0    $      0    $  1,080    $   10,310    $ 11,390
    Average interest rate                 0.00%       0.00%       0.00%       0.00%       6.50%        10.60%      10.21%
 Variable rate Notes Payable          $  1,200    $    800    $      0    $      0    $      0    $        0    $  2,000
    Average interest rate                 6.25%       6.25%       0.00%       0.00%       0.00%         0.00%       6.25%
 Fed Funds Purchased & Repos          $ 11,559    $      0    $      0    $      0    $      0    $        0    $ 11,559
    Average interest rate                 1.56%       0.00%       0.00%       0.00%       0.00%         0.00%       1.56%
 Total rate sensitive liabilities     $152,986    $ 67,611    $ 46,065    $ 31,844    $ 28,609    $   33,459    $360,574
    Average interest rate                 2.00%       2.00%       1.57%       1.37%       0.84%         6.23%       2.19%

        PRINCIPAL/NOTIONAL AMOUNT MATURING OR ASSUMED TO BE WITHDRAWN IN:
                             (DOLLARS IN THOUSANDS)

                                       First          Years
                                       Year           2 - 5        Thereafter        Total
                                    -----------    ------------    -----------    -----------
Comparison of 2004 to 2003:
Total rate-sensitive assets:
          At December 31, 2004      $   131,266    $    151,944    $    93,317    $   376,527
          At December 31, 2003          152,522         160,505         92,230        405,257
                                    -----------    ------------    -----------    -----------
Increase (decrease)                 $   (21,256)   $     (8,561)   $     1,087    $   (28,730)
Total rate-sensitive liabilities:
          At December 31, 2004      $   152,986    $    174,129    $    33,459    $   360,574
          At December 31, 2003          168,024         177,733         34,970        380,727
                                    -----------    ------------    -----------    -----------
Increase (decrease)                 $   (15,038)   $     (3,604)   $    (1,511)   $   (20,153)

THE ABOVE TABLE reflects expected maturities, not expected repricing. The contractual maturities adjusted for anticipated prepayments and anticipated renewals at current interest rates, as shown in the preceding table, are only part of the Company's interest rate risk profile. Other important factors include the ratio of rate-sensitive assets to rate sensitive liabilities (which takes into consideration loan repricing frequency but not when deposits may be repriced) and the general level and direction of market interest rates. For core deposits, the repricing frequency is assumed to be longer than when such deposits actually reprice. For some rate sensitive liabilities, their repricing frequency is the same as their contractual maturity. For variable rate loans receivable, repricing frequency can be daily or monthly. For adjustable rate loans receivable, repricing can be as frequent as annually for loans whose contractual maturities range from one to thirty years. While increasingly aggressive local market competition in lending rates has pushed loan rates lower; the Company's increased reliance on non-core funding sources had restricted the Company's ability to reduce funding rates in concert with declines in lending rates during 2002 and 2003. In 2004, maturities of non-core funding sources positively impacted net interest income and the net interest margin. Therefore, tax equivalent net interest income as a percentage of average interest earning assets declined from 3.20% in 2002 to 2.72% in 2003 but increased to 3.19% in 2004.

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

Item 8. Financial Statements and Supplementary Data.

      The Consolidated Balance Sheets of the Company and its subsidiaries as of December 31, 2004 and December 31, 2003, the related Consolidated Statements of Income, Changes in Shareholders' Equity and Cash Flows for each of the years in the three-year period ended December 31, 2004, the related Notes to Consolidated Financial Statements and the Report of Independent Registered Public Accounting Firm, appear on pages F-1 through F-41 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

      Not Applicable.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

      With the participation of the President and Chief Executive Officer (the principal executive officer) and the Executive Vice President and Chief Financial Officer (the principal financial officer) of the Company, the Company's management evaluated the effectiveness of the Company's disclosure and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, the Company's President and Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that:

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

Changes in Internal Controls Over Financial Reporting

      No changes were made in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Company's fiscal quarter ended December 31, 2004, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B. Other Information

      The following information is disclosed pursuant to Item 1.01 - Entry into a Material Definitive Agreement of Form 8-K:

      On February 16, 2005, the Company's Board of Directors, upon the recommendation of the Compensation Committee of the Board of Directors, approved an "At-Risk Compensation Plan" for fiscal 2005 (the "At-Risk Compensation Plan"). The intent of the At-Risk Compensation Plan is to align the performance and thinking of employees of the Company and its subsidiaries with the following objectives of the Company: building a high financial performance organization; growing the Company's business; ensuring sound operations, policies and procedures; and building on the value proposition strength within each business unit.

      All employees of the Company and its subsidiaries employed prior to October 1, 2005 are eligible to participate in the At-Risk Compensation Plan, except temporary and seasonal employees, officers who receive sales commissions that make up a significant portion of their compensation, and officers who have contractual incentives (unless such officers elect to opt out of their existing agreements with the approval of management). Employees who are employed by the Company or one of its subsidiaries prior to October 1, 2005, but for less than the full fiscal year, are eligible to participate in the At-Risk Compensation Plan on a prorated basis. All of the Company's executive officers participate in the At-Risk Compensation Plan. In order to receive an award under the At-Risk Compensation Plan, a participant must be actively employed by the Company or one of its subsidiaries and in good standing at the time awards are paid (anticipated to be by the end of February 2006).

      The amount of the bonuses awarded under the At-Risk Compensation Plan will be equal to a percentage of the participant's base salary plus overtime compensation received during fiscal 2005. Automobile allowances, commissions, bonuses and other forms of compensation are not included in the calculation of a participant's base salary. The percentage of base salary awarded is calculated on sliding scale based on the participant's title, employer and the amount by which the Company or the participant's business unit (as applicable) exceeded its budget. The bonus range for the Company's executive officers is 10% to 22.5% of base salary, except for the Company's Chief Executive Officer whose bonus range is 15% to 27.5% of base salary.

      Under the At-Risk Compensation Plan:

            - All non-officer employees of the Company and its subsidiaries and officers of RDSI will receive up to 100% of the maximum bonus payout if the officer's business unit meets or exceeds its fiscal 2005 budget and receives a rating of "satisfactory" or better on regulatory examinations and significant audits;

            - Officers of State Bank and officers of RFS will receive (a) up to 80% of the maximum bonus payout if the officer's business unit meets or exceeds its fiscal 2005 budget and receives a rating of "satisfactory" or better on regulatory examinations and significant audits and (b) up to 20% of the maximum bonus payout if the Company meets or exceeds its fiscal 2005 budget;

            - Business unit managers will receive (a) up to 50% of the maximum bonus payout if the manager's business unit meets or exceeds its fiscal 2005 budget and receives a rating of "satisfactory" or better on regulatory examinations and significant audits and (b) up to 50% of the maximum bonus payout if the Company meets or exceeds its fiscal 2005 budget; and

            - Officers of the Company (including the executive officers) will receive bonuses only if the Company meets or exceeds is fiscal 2005 budget and all business units receive a rating of "satisfactory" or better on regulatory examinations and significant audits.

      The payment of bonuses under the At-Risk Compensation Plan to the Company's executive officers and business unit managers is subject to the discretion of the Compensation Committee of the Company's Board of Directors. The payment of bonuses under the At-Risk Compensation Plan to all other eligible participants is subject to the discretion of management.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

      In accordance with General Instruction G(3), the information called for in this Item 10 is incorporated herein by reference to the Company's definitive Proxy Statement, filed with the SEC pursuant to Regulation 14A of the General Rules and Regulations under the Exchange Act,relating to the Company's Annual Meeting of Shareholders to be held on April 21, 2005 (the "2005 Proxy Statement"), under the captions "ELECTION OF DIRECTORS" and "SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE." In addition, certain information concerning the executive officers of the Company called for in this Item 10 is set forth at the end of Part I of this Annual Report on Form 10-K under the caption "Executive Officers of the Registrant" in accordance with General Instruction G(3).

      In 2003, the Company implemented a Code of Conduct and Ethics that applies to its principal executive officer, principal financial officer and principal accounting officer. A copy of that policy can be found on the Company's website at www.rurbanfinancial.net under the "Corporate Governance" tab.

Item 11. Executive Compensation.

      In accordance with General Instruction G(3), the information called for in this Item 11 is incorporated herein by reference to the information contained in the Company's 2005 Proxy Statement under the captions "COMPENSATION OF EXECUTIVE OFFICERS."

Item 12. Security Ownership of Certain Beneficial Owners and Management.

      In accordance with General Instruction G(3), the information called for in this Item 12 is incorporated herein by reference to the information contained in the Company's 2005 Proxy Statement under the caption "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT."

Equity Compensation Plan Information

      The following table provides information regarding certain equity compensation plans of the Company:

                                                                                                     (c)
                                     (a)                                                             Number of securities remaining
                                     Number of securities to be      (b)                             available for future issuance
                                     issued upon exercise of         Weighted-average exercise       under equity compensation
                                     outstanding options, warrants   price of outstanding options,   plans (excluding securities
         Plan Category               and rights                      warrants and rights             reflected in column (a))
---------------------------------    -----------------------------   -----------------------------   ------------------------------
Equity compensation plans approved                339,227                        $13.46                          101,773
by security holders (1)

Equity compensation plans not                       N/A                            N/A                             N/A
approved by security holders (2)

Total                                             339,227                        $13.46                          101,773

(1) Information relates to the 1997 Rurban Financial Corp. Stock Option Plan.

(2) Information relates to the Rurban Financial Corp. Employee Stock Purchase Plan (the "ESPP"). All employees of the Company and its subsidiaries are eligible to participate in the ESPP subject to the completion of three (3) months employment with the Company or one of its subsidiaries. Participants are allowed to deduct from their compensation for each payroll period an amount to be used to purchase common shares of the Company. These funds are forwarded to Registrar and Transfer Company at the end of each payroll period and Registrar and Transfer Company uses the funds to purchase common shares of the Company on the open market for the participants. There is no limit as to the number of shares to be purchased through the ESPP and as of December 31, 2004, there were no accrued purchased rights. The ESPP was not approved by shareholders of the Company.

Item 13. Certain Relationships and Related Transactions.

      In accordance with General Instruction G(3), the information called for in this Item 13 is incorporated herein by reference to the information contained in the Company's 2005 Proxy under the caption "TRANSACTIONS INVOLVING MANAGEMENT."

Item 14. Principal Accounting Fees

      In accordance with General Instruction G(3), the information called for in this Item 14 is incorporated herein by reference to the information contained in the Company's 2005 Proxy under the caption "AUDIT COMMITTEE MATTERS" provided that the "Report of the Audit Committee" included in the 2005 Proxy Statement shall not be deemed to be incorporated herein by reference.

                                     PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) (1) Financial Statements.

        For a list of all financial statements included in this Annual Report on Form 10-K, see "Index to Financial Statements" at page 54.

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

Executive Compensation Plans and Arrangements

Exhibit No.                 Description                                      Location
-----------                 -----------                                      --------
10(a)         Executive Salary Continuation Agreement,        Incorporated herein by reference to the
              dated December 3, 2001, between Rurban          Company's Annual Report on Form 10-K for the
              Financial Corp. and Kenneth A. Joyce; and       fiscal year ended December 31, 2002 (File No.
              Amended Schedule A to Exhibit 10(s)             0-13507) [Exhibit 10(s)].
              identifying other identical Executive Salary
              Continuation Agreements between executive
              officers of Rurban Financial Corp. and Rurban
              Financial Corp.

10(b)         Split-Dollar Dollar Insurance Agreement,        Incorporated herein by reference to the
              dated April 3, 2002, between Robert Constien    Company's Annual Report on Form 10-K for the
              and Rurban Financial Corp.                      fiscal year ended December 31, 2002 (File No.
                                                              0-13507) [Exhibit 10(t)].

10(c)         Rurban Financial Corp. Stock Option Plan        Incorporated herein by reference to the
                                                              Company's Annual Report on Form 10-K for the
                                                              fiscal year ended December 31, 1996 (File No.
                                                              0-13507) [Exhibit 10(u)].

10(d)         Rurban Financial Corp. Plan to Allow            Incorporated herein by reference to the
              Directors to Elect to Defer Compensation        Company's Annual Report on Form 10-K for the
                                                              fiscal year ended December 31, 1996 (File No.
                                                              0-13507) [Exhibit 10(v)].

10(e)         Form of Non-Qualified Stock Option Agreement    Incorporated herein by reference to the
              with Five-Year Vesting under Rurban Financial   Company's Annual Report on Form 10-K for the
              Corp. Stock Option Plan                         fiscal year ended December 31, 1997 (File No
                                                              0-13507) [Exhibit 10(w)].

10(f)         Form of Non-Qualified Stock Option Agreement    Incorporated herein by reference to the
              with Vesting After One Year of Employment       Company's Current Report on Form 8-K filed
              under Rurban Financial Corp. Stock Option       March 21, 2005 (File No. 0-13507) [Exhibit
              Plan                                            10(a)].

10(g)         Form of Incentive Stock Option Agreement with   Incorporated herein by reference to the
              Five-Year Vesting under Rurban Financial        Company's Annual Report on Form 10-K for the
              Corp. Stock Option Plan                         fiscal year ended December 31, 1997 (File No.
                                                              0-13507 [Exhibit 10(x)].

Exhibit No.                Description                                Location
-----------                -----------                                --------
   10(h)     Form of Incentive Stock Option             Incorporated herein by reference to
             Agreement with Vesting After One           the Company's Current Report on
             Year of Employment under Rurban            Form 8-K filed March 21, 2005
             Financial Corp. Stock Option Plan          (File No. 0-13507) [Exhibit 10(c)]

   10(i)     Form of Stock Appreciation Rights          Incorporated herein by reference to
             Agreement under Rurban Financial           the Company's Current Report on
             Corp. Stock Option Plan                    Form 8-K filed March 21, 2005
                                                        (File No. 0-13507) [Exhibit 10(b)]

   10(j)     Employees' Stock Ownership and             Incorporated herein by reference to
             Savings Plan of Rurban Financial           the Company's Annual Report on
             Corp.                                      Form 10-K for the fiscal year
                                                        ended December 31, 1999 (File
                                                        No. 0-13507 [Exhibit 10(y)].

   10(k)     Rurban Financial Corp. Employee            Incorporated herein by reference to
             Stock Purchase Plan                        the Company's Annual Report on
                                                        Form 10-K for the fiscal year ended
                                                        December 31, 2002 (File No.
                                                        0-13507) [Exhibit 10(z)].

   10(l)     Change in Control Agreement, dated         Incorporated herein by reference to
             March 14, 2001, between Rurban             the Company's Annual Report on
             Financial Corp. and Kenneth A. Joyce;      Form 10-K for fiscal year ended
             and Schedule A to Exhibit 10(aa)           December 31, 2003 (File No. 0-
             identifying other substantially identical  13507) [Exhibit 10(aa)].
             agreements between Rurban Financial
             Corp. and certain executive officers of
             Rurban Financial Corp.

   10(m)     Supplemental Severance Agreement,          Incorporated herein by reference to
             dated June 25, 2002, between Rurban        the Company's Annual Report on
             Financial Corp. and Robert W.              Form 10-K for fiscal year ended
             Constien; and Schedule A to Exhibit        December 31, 2003 (File No. 0-
             10(bb) identifying other substantially     13507) [Exhibit 10(bb)].
             identical agreements between Rurban
             Financial Corp. and certain executive
             officers of Rurban Financial Corp.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  RURBAN FINANCIAL CORP.

                                      /s/ James E. Adams
                                      ---------------------------------------
Date:    March 28, 2005           By: James E. Adams, Executive Vice President,
                                      Chief Financial Officer & Chief Accounting
                                      Officer

POWER OF ATTORNEY

      KNOW ALL MEN BY THESE PRESENTS, that each undersigned officer and/or director of Rurban Financial Corp., an Ohio Company which is about to file with the Securities and Exchange Commission, Washington, D.C., under the provisions of the Securities Exchange Act of 1934, as amended, the Annual Report on Form 10-K for the fiscal year ended December 31, 2004, hereby constitutes and appoints Kenneth A. Joyce and James E. Adams as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign both the Annual Report on Form 10-K and any and all amendments and documents related thereto, and to file the same, and any and all exhibits, financial statements and schedules related thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and substitute or substitutes, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name                             Date               Capacity

/s/ Kenneth A. Joyce             March 28, 2005     President, Chief Executive
----------------------------                        Officer, Principal Executive
Kenneth A. Joyce                                    Officer and Director

/s/ Thomas A. Buis               March 28, 2005     Director
----------------------------
Thomas A. Buis

/s/ Thomas M. Callan             March 28, 2005     Director
----------------------------
Thomas M. Callan

/s/ John R. Compo                March 28, 2005     Director
----------------------------
John R. Compo

/s/ John Fahl                    March 28, 2005     Director
----------------------------
John Fahl

/s/ Robert A. Fawcett, Jr.       March 28, 2005     Director
----------------------------
Robert A. Fawcett, Jr.

/s/ Richard L. Hardgrove         March 28, 2005     Director
----------------------------
Richard L. Hardgrove

/s/ Eric C. Hench                March 28, 2005     Director
----------------------------
Eric C. Hench

/s/ Rita A. Kissner              March 28, 2005     Director
----------------------------
Rita A. Kissner

/s/ Steven D. VanDemark          March 28, 2005     Director
----------------------------
Steven D. VanDemark

/s/  J. Michael Walz, D.D.S.     March 28, 2005     Director
----------------------------
J. Michael Walz, D.D.S.

                             RURBAN FINANCIAL CORP.
                           DECEMBER 31, 2004 AND 2003

CONTENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM....................................             F-1

CONSOLIDATED FINANCIAL STATEMENTS

   Balance Sheets..........................................................................      F-2 to F-3

   Statements of Income....................................................................      F-4 to F-5

   Statements of Stockholders' Equity......................................................             F-6

   Statements of Cash Flows................................................................      F-7 to F-8

   Notes to Financial Statements...........................................................     F-9 to F-41

[BKD LLP LOGO]

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Audit Committee, Board of Directors and Stockholders
Rurban Financial Corp.
Defiance, Ohio

We have audited the accompanying consolidated balance sheets of Rurban Financial Corp. as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Rurban Financial Corp. as of December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

                                                             BKD, LLP

Cincinnati, Ohio
February 11, 2005, except for Note 16 as to which the date is February 18, 2005

                                                                            F-1.

                             RURBAN FINANCIAL CORP.
                           CONSOLIDATED BALANCE SHEETS
                                   DECEMBER 31

                                                                2004            2003
                                                            -------------   -------------
ASSETS
     Cash and due from banks                                $  10,617,766   $  14,176,952
     Federal funds sold                                                 0      10,000,000
                                                            -------------   -------------
            Cash and cash equivalents                          10,617,766      24,176,952
                                                            -------------   -------------
     Interest-bearing deposits                                    150,000         260,000
     Available-for-sale securities                            108,720,491     107,698,595
     Loans held for sale                                          112,900         218,753
     Loans, net of unearned income                            264,480,789     284,104,311
     Allowance for loan losses                                 (4,899,063)    (10,181,135)
     Premises and equipment                                     7,740,442       6,950,090
     Federal Reserve and Federal Home Loan Bank stock           2,793,000       2,744,900
     Foreclosed assets held for sale, net                         720,000       1,390,552
     Interest receivable                                        1,984,452       2,000,732
     Deferred income taxes                                              -       2,304,264
     Goodwill                                                   2,144,304       2,144,304
     Core deposits and other intangibles                          542,978         644,987
     Purchased software                                         4,564,474       4,195,409
     Cash value of life insurance                               9,146,816       1,815,070
     Other                                                      6,529,397       4,844,088
                                                            -------------   -------------

            Total assets                                    $ 415,348,746   $ 435,311,872
                                                            =============   =============

See Notes to Consolidated Financial Statements

                                                                                   2004            2003
                                                                               -------------   -------------
LIABILITIES AND STOCKHOLDERS' EQUITY
       LIABILITIES
           Deposits
              Demand                                                           $  37,831,810   $  46,084,861
              Savings, interest checking and money market                         87,795,630      96,721,318
              Time                                                               153,996,874     174,668,570
                                                                               -------------   -------------
                  Total deposits                                                 279,624,314     317,474,749
                                                                               -------------   -------------
           Short-term borrowings                                                  11,559,151       3,923,754
           Notes payable                                                           3,079,656      10,327,599
           Federal Home Loan Bank advances                                        56,000,000      39,000,000
           Trust preferred securities                                             10,310,000      10,000,000
           Interest payable                                                          994,114       2,347,303
           Deferred income taxes                                                     523,111               -
           Other liabilities                                                       2,952,605       3,855,711
                                                                               -------------   -------------
                  Total liabilities                                              365,042,951     386,929,116
                                                                               -------------   -------------

       COMMITMENTS AND CONTINGENT LIABILITIES

       STOCKHOLDERS' EQUITY
           Common stock, $2.50 stated value; authorized 10,000,000 shares;
            issued 4,575,702 shares; outstanding 2004 - 4,568,388 shares,
            2003 - 4,565,879 shares                                               11,439,255      11,439,255
           Additional paid-in capital                                             11,003,642      11,009,268
           Retained earnings                                                      28,943,736      26,209,444
           Unearned employee stock ownership plan (ESOP) shares                            -        (163,493)
           Accumulated other comprehensive income (loss)                            (803,189)        201,082
           Treasury stock, at cost
              Common; 2004 - 7,314 shares, 2003 - 9,823 shares                      (277,649)       (312,800)
                                                                               -------------   -------------
                  Total stockholders' equity                                      50,305,795      48,382,756
                                                                               -------------   -------------

                  Total liabilities and stockholders' equity                   $ 415,348,746   $ 435,311,872
                                                                               =============   =============

See Notes to Consolidated Financial Statements

                             RURBAN FINANCIAL CORP.
                        CONSOLIDATED STATEMENTS OF INCOME
                             YEARS ENDED DECEMBER 31

                                                     2004           2003          2002
                                                  ------------   -----------  ------------
INTEREST INCOME
    Loans
       Taxable                                    $ 16,151,220   $24,305,358  $ 43,126,585
       Tax-exempt                                       65,711        89,356       168,188
    Securities
       Taxable                                       3,567,819     2,805,614     4,781,105
       Tax-exempt                                      164,541       172,063       219,713
    Other                                               78,549       401,459       295,053
                                                  ------------   -----------  ------------
           Total interest income                    20,027,840    27,773,850    48,590,644
                                                  ------------   -----------  ------------

INTEREST EXPENSE
    Deposits                                         4,554,093    10,024,718    20,300,799
    Notes payable                                      386,450       596,418       247,171
    Federal funds purchased                             13,896             -       267,344
    Federal Home Loan Bank advances                  1,877,284     2,276,439     2,923,090
    Trust preferred securities                       1,118,751     1,074,722     1,074,577
                                                  ------------   -----------  ------------
           Total interest expense                    7,950,474    13,972,297    24,812,981
                                                  ------------   -----------  ------------

NET INTEREST INCOME                                 12,077,366    13,801,553    23,777,663

PROVISION (CREDIT) FOR LOAN LOSSES                    (399,483)    1,202,000    27,530,583
                                                  ------------   -----------  ------------

NET INTEREST INCOME AFTER PROVISION (CREDIT) FOR
   LOAN LOSSES                                      12,476,849    12,599,553    (3,752,920)
                                                  ------------   -----------  ------------

NON-INTEREST INCOME
    Data service fees                               10,478,245     8,971,632     7,815,589
    Trust fees                                       3,042,297     2,602,270     2,468,159
    Customer service fees                            1,985,389     2,179,036     2,617,708
    Net gains on loan sales                             40,603       415,851       758,663
    Net realized gains (losses) on sales of
      available-for-sale securities                    241,008        23,632      (833,515)
    Loan servicing fees                                367,753       394,647       402,143
    Gain on sale of branches                                 -    19,900,945             -
    Other                                              535,336       199,343       550,521
                                                  ------------   -----------  ------------
           Total non-interest income                16,690,631    34,687,356    13,779,268
                                                  ------------   -----------  ------------

See Notes to Consolidated Financial Statements

                                           2004        2003          2002
                                       -----------  -----------  ------------
NON-INTEREST EXPENSE
    Salaries and employee benefits     $12,993,449  $13,428,366  $ 15,719,892
    Net occupancy expense                  981,700    1,183,569     1,349,537
    Equipment expense                    4,336,573    4,201,260     3,960,712
    Data processing fees                   371,153      435,700       492,534
    Professional fees                    2,252,677    4,171,758     3,129,592
    Marketing expense                      339,968      397,137       487,754
    Printing and office supplies           423,030      472,193       755,814
    Telephone and communications           637,528      716,227       792,168
    Postage and delivery expense           347,494      540,339       625,173
    Insurance expense                      292,418      568,946       324,530
    Employee expense                       796,556      951,997     1,221,891
    State, local and other taxes           591,142      617,036       780,515
    Other                                  960,643      993,807       838,608
                                       -----------  -----------  ------------
           Total non-interest expense   25,324,331   28,678,335    30,478,720
                                       -----------  -----------  ------------

INCOME BEFORE INCOME TAX                 3,843,149   18,608,574   (20,452,372)

PROVISION (CREDIT) FOR INCOME TAXES      1,108,857    6,303,342    (7,044,488)
                                       -----------  -----------  ------------

NET INCOME (LOSS)                      $ 2,734,292  $12,305,232  $(13,407,884)
                                       ===========  ===========  ============

BASIC EARNINGS (LOSS) PER SHARE        $      0.60  $      2.71  $      (2.95)
                                       ===========  ===========  ============

DILUTED EARNINGS (LOSS) PER SHARE      $      0.60  $      2.70  $      (2.95)
                                       ===========  ===========  ============

See Notes to Consolidated Financial Statements

                             RURBAN FINANCIAL CORP.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             YEARS ENDED DECEMBER 31

                                                                              ACCUMULATED
                                      ADDITIONAL                 UNEARNED        OTHER
                            COMMON      PAID-IN     RETAINED       ESOP      COMPREHENSIVE  TREASURY
                            STOCK       CAPITAL     EARNINGS      SHARES     INCOME (LOSS)    STOCK        TOTAL
                          ----------  -----------  -----------   ---------   -------------  ---------   -----------
BALANCE, JANUARY 1, 2002  11,439,255  $11,013,284  $28,499,026   $(512,146)  $     721,851  $(331,938)  $50,829,332

  Comprehensive income
    Net loss                                       (13,407,884)                                         (13,407,884)
    Change in unrealized
      gain (loss) on
      securities
      available for
      sale, net of
      reclassification
      adjustment and tax
      effect                                                                       (56,940)                 (56,940)
                                                                                                        -----------
     Total comprehensive
          income                                                                                        (13,464,824)
                                                                                                        -----------
  Dividends on common
    stock, $0.26 per
    share                                           (1,186,930)                                          (1,186,930)
  Stock options
    exercised (1,208
    treasury shares)                       (3,551)                                             16,924        13,373
  ESOP shares earned                                               191,381                                  191,381
                          ----------  -----------  -----------   ---------   -------------  ---------   -----------

BALANCE, DECEMBER 31,
   2002                   11,439,255   11,009,733   13,904,212    (320,765)        664,911   (315,014)   36,382,332

  Comprehensive income
    Net income                                      12,305,232                                           12,305,232
    Change in unrealized
      gain (loss) on
      securities
      available for
      sale, net of
      reclassification
      adjustment and tax
      effect                                                                      (463,829)                (463,829)
                                                                                                        -----------
     Total comprehensive
          income                                                                                         11,841,403
                                                                                                        -----------
  Stock options
    exercised (158
    treasury shares)                         (465)                                              2,214         1,749
  ESOP shares earned                                               157,272                                  157,272
                          ----------  -----------  -----------   ---------   -------------  ---------   -----------

BALANCE, DECEMBER 31,
   2003                   11,439,255   11,009,268   26,209,444    (163,493)        201,082   (312,800)   48,382,756

  Comprehensive income
    Net income                                       2,734,292                                            2,734,292
    Change in unrealized
      gain (loss) on
      securities
      available for
      sale, net of
      reclassification
      adjustment and tax
      effect                                                                    (1,004,271)              (1,004,271)
                                                                                                        -----------
     Total-comprehensive
          income                                                                                          1,730,021
                                                                                                        -----------
  Stock options
    exercised (2,509
    treasury shares)                       (5,626)                                             35,151        29,525
  ESOP shares earned                                               163,493                                  163,493
                          ----------  -----------  -----------   ---------   -------------  ---------   -----------

BALANCE, DECEMBER 31,
   2004                   11,439,255  $11,003,642  $28,943,736   $       -   $    (803,189) $(277,649)  $50,305,795
                          ==========  ===========  ===========   =========   =============  =========   ===========

See Notes to Consolidated Financial Statements

                             RURBAN FINANCIAL CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             YEARS ENDED DECEMBER 31

                                                       2004            2003           2002
                                                   ------------   -------------   -------------
OPERATING ACTIVITIES
    Net income (loss)                              $  2,734,292   $  12,305,232   $ (13,407,884)
    Items not requiring (providing) cash
       Depreciation and amortization                  2,492,661       2,310,122       2,277,322
       Provision (credit) for loan losses              (399,483)      1,202,000      27,530,583
       ESOP shares earned                               163,493         157,272         191,381
       Amortization of premiums and discounts on
          securities                                    469,148       1,049,838       1,963,325
       Amortization of intangible assets                102,009         125,790         138,284
       Deferred income taxes                          3,344,719       3,083,200      (1,334,489)
       Proceeds from sale of loans held for sale      5,709,084      39,124,752      37,748,464
       Originations of loans held for sale           (5,562,628)    (38,927,654)    (36,549,810)
       FHLB Stock Dividends                             (93,400)       (120,400)       (141,100)
       Gain from sale of loans                          (40,603)       (415,851)       (758,663)
       Gain on sale of branches                               -     (19,900,945)              -
       (Gain) loss on sale of foreclosed assets         (33,758)        248,951               -
       Gain on sales of fixed assets                          -         (79,084)              -
       Net realized (gains) losses on
          available-for-sale securities                (241,008)        (23,632)        833,515
    Changes in
       Interest receivable                               16,280       1,965,989       1,674,277
       Other assets                                    (707,055)      3,218,909      (6,050,115)
       Interest payable and other liabilities        (2,256,287)        237,820       1,060,233
                                                   ------------   -------------   -------------

           Net cash provided by operating
              activities                              5,697,464       5,562,309      15,175,323
                                                   ------------   -------------   -------------

INVESTING ACTIVITIES
    Net change in interest-bearing deposits             110,000               -               -
    Purchases of available-for-sale securities      (88,396,063)   (133,540,054)   (134,355,439)
    Proceeds from maturities of
      available-for-sale securities                  62,537,668     121,586,538      53,890,402
    Proceeds from sales of available-for-sale
      securities                                     23,086,736      17,634,708      81,916,528
    Net change in loans                              13,852,870     127,071,877      59,829,614
    Purchase of premises and equipment               (3,652,078)     (2,851,908)     (6,910,438)
    Proceeds from sales of premises and equipment             -       1,561,574               -
    Purchase bank owned life insurance               (8,000,000)              -               -
    Proceeds from sale of foreclosed assets           1,592,373       2,577,604               -
    Purchase of Federal Home Loan and Federal
      Reserve Bank stock                               (383,300)              -        (291,900)
    Proceeds from sale of Federal Home Loan Bank
      stock                                             428,600       1,041,400               -
    Proceeds from assumption of net liabilities
      in business acquisition                                 -               -      40,069,328
    Payments for assumption of liabilities in
      branch sales                                            -     (74,680,022)              -
                                                   ------------   -------------   -------------

           Net cash provided by investing
              activities                              1,176,806      60,401,717      94,148,095
                                                   ------------   -------------   -------------

See Notes to Consolidated Financial Statements

                                                       2004           2003            2002
                                                   ------------   -------------   ------------
FINANCING ACTIVITIES
    Net increase (decrease) in demand deposits,
      money market, interest checking and
      savings accounts                             $(17,178,739)  $  33,380,843   $(43,508,229)
    Net increase (decrease) in certificates of
      deposit                                       (20,671,696)   (121,226,188)   (23,096,882)
    Net increase in securities sold under
      agreements to repurchase                          135,397       3,923,754              -
    Net increase (decrease) in federal funds
      purchased                                       7,500,000               -    (14,850,000)
    Proceeds from Federal Home Loan Bank advances    66,500,000      10,000,000      5,000,000
    Repayment of Federal Home Loan Bank advances    (49,500,000)    (18,850,000)   (11,425,069)
    Proceeds from notes payable                       1,219,863      10,097,881      6,000,000
    Repayment of notes payable                       (8,467,806)    (10,133,450)             -
    Proceeds from stock options exercised                29,525           1,749         13,373
    Dividends paid                                            -               -     (1,780,317)
                                                   ------------   -------------   ------------

           Net cash used in financing activities    (20,433,456)    (92,805,411)   (83,647,124)
                                                   ------------   -------------   ------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS    (13,559,186)    (26,841,385)    25,676,294

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR         24,176,952      51,018,337     25,342,043
                                                   ------------   -------------   ------------

CASH AND CASH EQUIVALENTS, END OF YEAR             $ 10,617,766   $  24,176,952   $ 51,018,337
                                                   ============   =============   ============

SUPPLEMENTAL CASH FLOWS INFORMATION

    Interest paid                                  $  9,303,363   $  14,596,442   $ 25,472,126

    Income taxes paid (net of refunds)             $   (717,666)  $  (1,602,512)  $          -

    Note payable in lieu of cash as
      consideration in branch sale                 $          -   $   4,363,168   $          -

    Transfer of loans to foreclosed assets         $    888,063   $   2,256,831   $          -

See Notes to Consolidated Financial Statements

                             RURBAN FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

NOTE 1: NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      NATURE OF OPERATIONS

            Rurban Financial Corp. ("Company") is a bank holding company whose principal activity is the ownership and management of its wholly-owned subsidiaries, The State Bank and Trust Company ("State Bank"), RFCBC, Inc. ("RFCBC"), Rurbanc Data Services, Inc. ("RDSI"), and Rurban Statutory Trust 1 ("RST"). State Bank owns all of the outstanding stock of Reliance Financial Services, N.A. ("RFS") and Rurban Mortgage Company ("RMC"). State Bank is primarily engaged in providing a full range of banking and financial services to individual and corporate customers in northern Ohio. State Bank is subject to competition from other financial institutions. State Bank is regulated by certain federal and state agencies and undergoes periodic examinations by those regulatory authorities. RFCBC was primarily engaged in providing a full range of banking and financial services until September 2003, at which time banking powers were relinquished. RFCBC now operates as a loan subsidiary that continues to administer classified loans that were not included in the sale of branches in 2003. RDSI provides data processing services to financial institutions located in Ohio, Michigan, Indiana, and Missouri. Rurban Life provided credit life and disability insurance to customers. Rurban Life was liquidated in 2004. RFS offers a diversified array of trust and financial services to customers nationwide. RST is a trust which was organized in 2000 to manage the Company's trust preferred securities.

      PRINCIPLES OF CONSOLIDATION

            The consolidated financial statements include the accounts of the Company, State Bank, RFCBC, RDSI, RST, RFS and RMC. All significant intercompany accounts and transactions have been eliminated in consolidation. In December 2003, FASB issued a revision to FIN 46 to clarify certain provisions that affected the accounting for trust preferred securities. As a result of the revisions to FIN 46, RST was deconsolidated as of March 31, 2004, with the Company accounting for its investment in RST as assets, its subordinated debentures as debt, and the interest paid thereon as interest expense. The Company had previously classified the trust preferred securities as debt, but eliminated its common stock investment as a result of the revisions to FIN 46.

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

See Notes to Consolidated Financial Statements

                             RURBAN FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

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

      LOANS

            Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoffs are reported at their outstanding principal balances adjusted for any charge-offs, the allowance for loan losses, any deferred fees or costs on originated loans and unamortized premiums or discounts on purchased loans. Interest income is reported on the interest method and includes amortization of net deferred loan fees and costs over the loan term. Generally, loans are placed on non-accrual status not later than 90 days past due, unless the loan is well-secured and in the process of collection.

      ALLOWANCE FOR LOAN LOSSES

            The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to income. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is probable. Subsequent recoveries, if any, are credited to the allowance.

See Notes to Consolidated Financial Statements

                             RURBAN FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

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

            A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration each of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for commercial, agricultural, and construction loans by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price or the fair value of the collateral if the loan is collateral dependent.

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

See Notes to Consolidated Financial Statements

                             RURBAN FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

GOODWILL

      Goodwill is tested for impairment annually. If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated and goodwill is written down to its implied fair value. Subsequent increases in goodwill value, if any, are not recognized in the financial statements.

INTANGIBLE ASSETS

      Intangible assets are being amortized on an accelerated basis over weighted-average periods ranging from one to seven years. Such assets are periodically evaluated as to the recoverability of their carrying value. Purchased software is being amortized using the straight-line method over periods ranging from one to three years.

TREASURY STOCK

      Treasury stock is stated at cost. Cost is determined by the first-in, first-out method.

STOCK OPTIONS

      At December 31, 2004, the Company has a stock-based employee compensation plan, which is described more fully in Note 19. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the grant date. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

      In December 2004, FASB issued a revision to Statement No. 123. Statement No. 123(R), "Share-Based Payment," will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating share-based payment transactions be recognized in the financial statements. The Company intends to apply the revised Statement in the quarterly financials in the third quarter of 2005. The impact of applying the new Statement has not yet been determined.

See Notes to Consolidated Financial Statements

                             RURBAN FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

                                                    2004                2003               2002
                                               --------------      -------------      --------------
Net income (loss), as reported                 $   2,734,292       $ 12,305,232       $  (13,407,884)
Less: Total stock-based employee
   compensation cost determined under
   the fair value based method, net of
   income taxes                                     (196,730)           (63,108)             (78,974)
                                               -------------       ------------       --------------
Pro forma net income                           $   2,537,562       $ 12,242,124       $  (13,486,858)
                                               =============       ============       ==============

Earnings per share:
    Basic - as reported                        $        0.60       $       2.71       $        (2.95)
                                               =============       ============       ==============
    Basic - pro forma                          $        0.56       $       2.69       $        (2.97)
                                               =============       ============       ==============
    Diluted - as reported                      $        0.60       $       2.70       $        (2.95)
                                               =============       ============       ==============
    Diluted - pro forma                        $        0.56       $       2.69       $        (2.97)
                                               =============       ============       ==============

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

RECLASSIFICATIONS

      Certain reclassifications have been made to the 2003 and 2002 financial statements to conform to the 2004 financial statement presentation. These reclassifications had no effect on net income.

NOTE 2:  RESTRICTION ON CASH AND DUE FROM BANKS

      The Banks are required to maintain reserve funds in cash and/or on deposit with the Federal Reserve Bank. The reserve required at December 31, 2004, was $5,309,000.

See Notes to Consolidated Financial Statements

                             RURBAN FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

NOTE 3:  SECURITIES

      The amortized cost and approximate fair values of securities were as follows:

                                                         GROSS              GROSS
                                     AMORTIZED         UNREALIZED        UNREALIZED       APPROXIMATE
                                        COST             GAINS             LOSSES         FAIR VALUE
                                   --------------    --------------    ---------------   --------------
AVAILABLE-FOR-SALE SECURITIES:

    December 31, 2004:
       U.S. Treasury and
          government agencies      $   64,483,532    $        2,848    $      (838,900)  $   63,647,481
       Mortgage-backed
          securities                   40,703,975            64,949           (452,420)      40,316,504
       State and political
          subdivision                   4,691,938            97,459            (90,890)       4,698,506
       Equity securities                    8,000                --                 --            8,000
       Other securities                    50,000                --                 --           50,000
                                   --------------    --------------    ---------------   --------------
                                   $  109,937,445    $      165,256    $    (1,382,210)  $  108,720,491
                                   ==============    ==============    ===============   ==============

    December 31, 2003:
       U.S. Treasury and
          government agencies      $   43,867,812    $       63,023    $       (11,746)  $   43,919,089
       Mortgage-backed
          securities                   59,237,791           339,412           (317,253)      59,259,950
       State and political
          subdivision                   4,202,856           232,199               (965)       4,434,090
       Equity securities                   35,466                --                 --           35,466
       Other securities                    50,000                --                 --           50,000
                                   --------------    --------------    ---------------   --------------
                                   $  107,393,925    $      634,634    $      (329,964)  $  107,698,595
                                   ==============    ==============    ===============   ==============

The amortized cost and fair value of securities available for sale at December 31, 2004, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

See Notes to Consolidated Financial Statements

                             RURBAN FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

                                             AVAILABLE FOR SALE
                                        AMORTIZED             FAIR
                                          COST                VALUE
                                    ----------------    ----------------
Within one year                     $     15,047,876    $     14,788,440
One to five years                          6,806,732           6,821,467
Five to ten years                         44,711,178          44,167,317
After ten years                            2,667,687           2,626,763
                                    ----------------    ----------------

Mortgage-backed securities                40,703,975          40,316,504
                                    ----------------    ----------------

       Totals                       $    109,937,445    $    108,720,491
                                    ================    ================

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was $79,517,341 at December 31, 2004, and $71,606,721 at December 31, 2003.

Gross gains of $251,846, $42,051 and $1,117,251 and gross losses of $10,838,
$18,419 and $1,950,766 resulting from sales of available-for-sale securities were realized for 2004, 2003 and 2002, respectively. The tax expense for net security gains (losses) for 2004, 2003 and 2002 was $82,000, $8,000 and $(283,000), respectively.

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments at December 31, 2004, was $93,092,272, which is approximately 86% of the Company's available-for-sale investment portfolio. These declines primarily resulted from recent increases in market interest rates.

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

See Notes to Consolidated Financial Statements

                             RURBAN FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

Securities with unrealized losses at December 31, 2004 are as follows:

                           LESS THAN 12 MONTHS           12 MONTHS OR LONGER                TOTAL
                       ---------------------------    --------------------------  --------------------------
                                        UNREALIZED                   UNREALIZED                  UNREALIZED
                         FAIR VALUE       LOSSES       FAIR VALUE      LOSSES      FAIR VALUE      LOSSES
                       -------------   -----------    ------------   -----------  ------------   -----------
AVAILABLE-FOR-SALE
   SECURITIES:
      U.S. Treasury
        and
        government
        agencies       $  56,657,342   $  (838,900)   $          0   $         0  $ 56,657,342   $  (838,900)

      Mortgage-backed
        securities        22,520,674      (239,195)     11,950,258      (213,225)   34,470,932      (452,420)

      State and
        political
        subdivisions       1,963,998       (90,890)              0             0     1,963,998       (90,890)
                       -------------   -----------    ------------   -----------  ------------   -----------

                       $  81,142,014   $(1,168,985)   $ 11,950,258   $  (213,225) $ 93,092,272   $(1,382,210)
                       =============   ===========    ============   ===========  ============   ===========

Securities with unrealized losses at December 31, 2003 are as follows:

                           LESS THAN 12 MONTHS           12 MONTHS OR LONGER               TOTAL
                       ---------------------------    --------------------------  --------------------------
                                        UNREALIZED                   UNREALIZED                  UNREALIZED
                         FAIR VALUE       LOSSES       FAIR VALUE      LOSSES      FAIR VALUE      LOSSES
                       -------------   -----------    ------------   -----------  ------------   -----------
AVAILABLE-FOR-SALE
   SECURITIES:
      U.S. Treasury
        and
        government
        agencies       $   3,370,349   $   (11,746)    $         0   $         0  $  3,370,349   $   (11,746)

      Mortgage-backed
        securities        33,512,674      (299,388)      1,726,820       (17,865)   35,239,494      (317,253)

      State and
        political
        subdivisions         118,493          (965)              0             0       118,493          (965)
                       -------------   -----------    ------------   -----------  ------------   -----------

                       $  37,001,516   $  (312,099)    $ 1,726,820   $   (17,865) $ 38,728,336   $  (329,964)
                       =============   ===========     ===========   ===========  ============   ===========

See Notes to Consolidated Financial Statements

                             RURBAN FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

NOTE 4:  LOANS AND ALLOWANCE FOR LOAN LOSSES

      Categories of loans at December 31, include:

                                                                          2004               2003
                                                                    ----------------   ----------------
Commercial                                                          $     58,498,557   $     89,470,661
Commercial real estate                                                    64,107,549         62,339,628
Agricultural                                                              41,239,895         36,721,822
Residential real estate                                                   63,828,237         46,717,917
Consumer                                                                  31,948,581         37,309,999
Leasing                                                                    5,127,639         11,774,730
                                                                    ----------------   ----------------
Total loans                                                              264,750,458        284,334,757

Less
   Net deferred loan fees, premiums and discounts                           (269,669)          (230,446)
                                                                    ----------------   ----------------
      Loans, net of unearned income                                 $    264,480,789   $    284,104,311
                                                                    ================   ================

   Allowance for loan losses                                        $     (4,899,063)  $    (10,181,135)
                                                                    ================   ================

      Activity in the allowance for loan losses was as follows:

                                                     2004               2003               2002
                                                --------------     --------------     --------------
Balance, beginning of year                      $   10,181,135     $   17,693,841     $    9,238,936
Amounts assumed in acquisition                              --                 --          1,427,000
Provision (credit) charged (credited) to
   expense                                            (399,483)         1,202,000         27,530,583
Recoveries                                           2,106,470          3,139,534          1,270,773
Losses charged off                                  (6,989,059)       (11,854,240)       (21,773,451)
                                                --------------     --------------     --------------

Balance, end of year                            $    4,899,063     $   10,181,135     $   17,693,841
                                                ==============     ==============     ==============

See Notes to Consolidated Financial Statements

                             RURBAN FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

      Individual loans determined to be impaired were as follows:

                                                     2004                2003               2002
                                                ---------------    ---------------    ---------------
Year-end impaired loans with no allowance
   for loan losses allocated                    $       975,000    $       153,000    $     1,186,000
Year-end loans with allowance for loan
   losses allocated                                  10,411,000         19,685,000         13,736,000
                                                ---------------    ---------------    ---------------

Total impaired loans                            $    11,386,000    $    19,838,000    $    14,922,000
                                                ===============    ===============    ===============

Amount of allowance allocated                   $     1,265,000    $     5,651,000    $     5,067,000

Average of impaired loans during the year       $    14,313,000    $    18,633,000    $    17,340,000

Interest income recognized during
   impairment                                   $       433,242    $     1,186,762    $       718,626

Cash-basis interest income recognized           $       455,872    $       153,000    $     1,186,000

      At December 31, 2004 and 2003, accruing loans delinquent 90 days or more totaled $11,000 and $0, respectively. Non-accruing loans at December 31, 2004 and 2003 were $13,384,000 and $18,352,000, respectively.

NOTE 5:  ASSETS AND LIABILITIES HELD FOR SALE

      On December 30, 2002, an agreement was signed to sell the branches of RFCBC which comprised the Citizens Savings Bank division. As of December 31, 2002, these branches had total loans of $63,536,309, total fixed assets (net of accumulated depreciation) of $909,205 and total deposits of $68,175,660. When this transaction was closed in March 2003, assets sold and liabilities transferred to the buyer included loans of approximately $57,200,000, fixed assets (net of accumulated depreciation) of approximately $869,000, and deposits of approximately $70,800,000. A net gain of $7,776,166 was recorded on this transaction.

      On June 6, 2003 additional branches of RFCBC which comprised the Peoples Banking Company and First Bank of Ottawa divisions were sold. Assets sold and liabilities transferred to the buyer included loans of approximately $76,600,000, fixed assets (net of accumulated depreciation) of approximately $1,400,000 and deposits of approximately $166,200,000. A net gain of $12,124,779 was recorded on this transaction.

      The Company does not maintain a separate statement of operations for each division.

See Notes to Consolidated Financial Statements

                             RURBAN FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

NOTE 6:  PREMISES AND EQUIPMENT

      Major classifications of premises and equipment stated at cost, were as follows:

                                                2004           2003
                                           -------------   -------------
Land                                       $     684,825   $     695,625
Buildings and improvements                     5,260,531       5,259,930
Equipment                                      8,599,360       7,584,816
                                           -------------   -------------
                                              14,544,716      13,540,371
Less accumulated depreciation                 (6,804,274)     (6,590,281)
                                           -------------   -------------
       Net premises and equipment          $   7,740,442   $   6,950,090
                                           =============   =============


NOTE 7:  GOODWILL

      During 2002, the Company changed its method of accounting and financial reporting for goodwill and other intangible assets by adopting the provisions of Statement of Financial Accounting Standards No. 142. There was no material impact of the adoption on the financial statements.

      The changes in the carrying amount of goodwill for the years ended December 31, 2004 and 2003, were:

                                                     2004                2003               2002
                                                ----------------   ----------------   ----------------
Balance as of January 1                         $      2,144,304   $      2,323,643   $        179,339
    Goodwill acquired during the year                         --                 --          2,144,304
    Write down due to branch sales                            --           (179,339)                --
    Amortization                                              --                 --                 --
                                                ----------------   ----------------   ----------------
Balance as of December 31                       $      2,144,304   $      2,144,304   $      2,323,643
                                                ================   ================   ================

      All goodwill is allocated to the banking segment of the business.

See Notes to Consolidated Financial Statements

                             RURBAN FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

NOTE 8:  OTHER INTANGIBLE ASSETS

      The carrying basis and accumulated amortization of recognized intangible assets at December 31, 2004 and 2003, were:

                                           2004                                  2003
                            GROSS CARRYING      ACCUMULATED        GROSS CARRYING       ACCUMULATED
                                AMOUNT          AMORTIZATION           AMOUNT           AMORTIZATION
                            ---------------     -------------      --------------       ------------
Core deposits               $     708,435       $    (313,668)     $    708,435         $   (226,224)
Purchased software              7,984,840          (3,420,366)        6,578,979           (2,383,570)
Other                             200,627             (52,416)          200,627              (37,851)
                            -------------       -------------      ------------         ------------
                            $   8,893,902       $  (3,786,450)     $  7,488,041         $ (2,647,645)
                            =============       =============      ============         ============

      Amortization expense for core deposits and other for the years ended December 31, 2004, 2003 and 2002, was $102,009, $125,790 and $138,285,
      respectively. Amortization expense for purchased software for the years ended December 31, 2004, 2003 and 2002 was $1,036,796, $850,754 and
      $598,129, respectively. Purchased software was reclassified in 2004 to intangible assets. Estimated amortization expense for each of the following five years is:

                                   Core Deposits        Purchased
                                     And Other          Software
                                   -------------      -----------
2005                               $    84,790        $ 1,130,039
2006                                    70,753            990,632
2007                                    59,370            916,358
2008                                    49,935            769,832
2009                                    43,349            513,193

See Notes to Consolidated Financial Statements

                             RURBAN FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

NOTE 9:  INTEREST-BEARING DEPOSITS

      Interest-bearing deposits in denominations of $100,000 or more were $44,713,000 on December 31, 2004, and $54,858,000 on December 31, 2003.
      Certificates of deposit obtained from brokers totaled approximately $11,388,000 and $21,892,000 at December 31, 2004 and 2003, respectively.

      At December 31, 2004, the scheduled maturities of time deposits were as follows:

2005                                           $     93,389,709
2006                                                 36,834,576
2007                                                 20,851,868
2008                                                  1,884,867
2009                                                    832,886
Thereafter                                              202,967
                                               ----------------
                                               $    153,996,874
                                               ================

      Of the $11.4 million in brokered deposits held at State Bank at December 31, 2004, $7.4 million mature within the next year.

NOTE 10: SHORT-TERM BORROWINGS

                                                                        2004             2003
                                                                   --------------   -------------
Federal funds purchased                                            $    7,500,000   $          --
Securities sold under repurchase agreements                             4,059,151       3,923,754
                                                                   --------------   -------------
       Total short-term borrowings                                 $   11,559,151   $   3,923,754
                                                                   ==============   =============

      Securities sold under agreements to repurchase consist of obligations of the Company to other parties and are used by the Company to facilitate cash management transactions with commercial customers. The obligations are secured by agency securities and such collateral is held by The Federal Home Loan Bank. The maximum amount of outstanding agreements at any month end during 2004 and 2003 totaled $5,014,000 and $5,765,000 and the monthly average of such agreements totaled $3,853,000 and $1,215,000. The agreements at December 31, 2004 and 2003, mature within one month.

See Notes to Consolidated Financial Statements

                             RURBAN FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

NOTE 11: NOTES PAYABLE

      Notes payable at December 31, include:

                                                                                      2004              2003
                                                                                  -------------     -------------
Note payable in the amount of $9,000,000, secured by the common stock of RDSI and substantially all assets of RFCBC, principal payments of $300,000 quarterly together with interest at prime plus 2.5%
   (6.25% at December 31, 2004), maturing June 6, 2006                            $   2,000,000     $   5,900,000

Note payable in the amount of $319,863, secured by equipment of RDSI,
   monthly payments of $6,272, interest at 6.5%, maturing September 14, 2009      $     306,002               --

Note payable in the amount of $1,708,711, of which, 47.328% was sold to
   Farmers and Merchants Bank, secured by equipment and disk systems of RDSI,
   monthly payments of $33,504, interest at 6.5%, maturing September 14, 2009     $     773,654               --

Revolving Credit Note payable in the amount of $750,000, secured by assigned contracts and receivables of RDSI, interest at prime plus .50%, maturing
   on April 1, 2005                                                                          --                --

Note payable in the amount of $4,363,168, secured by certain identified loans held by RFCBC, monthly principal payments equal to the greater of $100,000 or all payments received by RFCBC on collateralized loans, with interest
   at the lesser of prime plus 0.5% or 9%,  (paid in 2004)                                   --         3,657,775

Note payable in the amount of $870,480, secured by equipment, monthly payments
   of $13,416, interest at 7.65%, (paid in 2004)                                             --           389,673

Note payable in the amount of $542,113, secured by equipment, monthly payments
   of $10,902, interest at 7.65%, (paid in 2004)                                             --           380,151
                                                                                  -------------     -------------

                                                                                  $   3,079,656     $  10,327,599
                                                                                  =============     =============

See Notes to Consolidated Financial Statements

                     RURBAN FINANCIAL CORP. AND SUBSIDIARIES

      Aggregate annual maturities of notes payable at December 31, 2004, are:

                                   DEBT
                               ------------
2005                           $  1,399,529
2006                              1,013,937
2007                                228,469
2008                                243,913
2009                                193,808
                               ------------

                               $  3,079,656
                               ============

NOTE 12: FEDERAL HOME LOAN BANK ADVANCES

      The Federal Home Loan Bank advances were secured by mortgage loans and investment securities totaling $92,053,907 at December 31, 2004. Advances, at interest rates from 2.32 to 6.25 percent, are subject to restrictions or penalties in the event of prepayment.

      Aggregate annual maturities of Federal Home Loan Bank advances at December 31, 2004, are:

                                    DEBT
                              ----------------
2005                          $     22,000,000
2006                                 5,000,000
2007                                        --
2008                                 5,000,000
2009                                 1,000,000
Thereafter                          23,000,000
                              ----------------

                              $     56,000,000
                              ================

                                  (Continued)

                     RURBAN FINANCIAL CORP. AND SUBSIDIARIES

NOTE 13: TRUST PREFERRED SECURITIES

      On September 7, 2000, Rurban Statutory Trust 1 ("RST"), a wholly owned subsidiary of the Company, closed a pooled private offering of 10,000 Capital Securities with a liquidation amount of $1,000 per security. The proceeds of the offering were loaned to the Company in exchange for junior subordinated debentures with terms similar to the Capital Securities. The sole assets of RST are the junior subordinated debentures of the Company and payments thereunder. The junior subordinated debentures and the back-up obligations, in the aggregate, constitute a full and unconditional guarantee by the Company of the obligations of RST under the Capital Securities. Distributions on the Capital Securities are payable semi-annually at the annual rate of 10.6% and are included in interest expense in the consolidated financial statements. These securities are considered Tier 1 capital (with certain limitations applicable) under current regulatory guidelines. As of December 31, 2004 and 2003, the outstanding principal balance of the Capital Securities was $10,000,000. In December 2003, FASB issued a revision to FIN 46 to clarify certain provisions that affected the accounting for trust preferred securities. As a result of the revisions to FIN 46, RST was deconsolidated as of March 31, 2004, with the Company accounting for its investment in RST as assets, its subordinated debentures as debt, and the interest paid thereon as interest expense. The Company had previously classified the trust preferred securities as debt, but eliminated its common stock investment as a result of the revisions to FIN 46.

      The junior subordinated debentures are subject to mandatory redemption, in whole or in part, upon repayment of the Capital Securities at maturity or their earlier redemption at the liquidation amount. Subject to the Company having received prior approval of the Federal Reserve, if then required, the Capital Securities are redeemable prior to the maturity date of September 7, 2030, at the option of the Company; on or after September 7, 2020 at par; or on or after September 7, 2010 at a premium, or upon occurrence of specific events defined within the trust indenture. The Company has the option to defer distributions on the junior subordinated debentures from time to time for a period not to exceed 10 consecutive semi-annual periods.

      The Company elected to defer the semi-annual distributions that would have been due on March 7, 2003, September 7, 2003 and March 7, 2004.

      On September 3, 2004, the Company received permission from the Federal Reserve Bank and the Ohio Department of Financial Institutions to pay the previously accrued and deferred trust preferred interest on the Company's junior subordinated debentures to the Trustee, and the Company subsequently paid such accrued and deferred trust preferred interest on September 7, 2004 in the amount of $2.2 million.

NOTE 14: INCOME TAXES

      The provision (credit) for income taxes includes these components:

                                                      2004               2003               2002
                                                ----------------   ----------------   -----------------
Taxes currently payable                         $     (2,235,862)  $      3,220,142   $     (5,709,999)
Deferred income taxes                                  3,344,719          3,083,200         (1,334,489)
                                                ----------------   ----------------   ----------------
       Income tax expense (credit)              $      1,108,857   $      6,303,342   $     (7,044,488)
                                                ================   ================   ================

                                  (Continued)

                     RURBAN FINANCIAL CORP. AND SUBSIDIARIES

      A reconciliation of income tax expense at the statutory rate to the Company's actual income tax expense is shown below:

                                                      2004               2003               2002
                                                ----------------   ----------------   ----------------
Computed at the statutory rate (34%)            $      1,306,670   $      6,326,915   $     (6,953,806)
Increase (decrease) resulting from
    Tax exempt interest                                  (72,091)           (78,962)          (115,581)
    Nondeductible expenses                              (125,722)            55,389             24,899
                                                ----------------   ----------------   ----------------
       Actual tax expense (credit)              $      1,108,857   $      6,303,342   $     (7,044,488)
                                                ================   ================   ================

      The tax effects of temporary differences related to deferred taxes shown on the balance sheets are:

                                                                  2004             2003
                                                             --------------   --------------
Deferred tax assets
    Allowance for loan losses                                $    1,313,891   $    3,461,586
    Mark to market adjustment                                           --           103,588
    Accrued compensation and benefits                               388,745          310,808
    Net deferred loan fees                                           91,688           78,352
    Unrealized losses on available-for-sale securities              413,756         (103,588)
    Other                                                            29,971            3,732
                                                             --------------   --------------
                                                                  2,238,051        3,958,066
                                                             --------------   --------------
Deferred tax liabilities
    Depreciation                                                 (1,742,905)      (1,210,450)
    Mortgage servicing rights                                       (51,222)         (51,222)
    Mark to market adjustment                                      (413,756)              --
    Purchase accounting adjustments                                (289,303)        (193,001)
    Other                                                          (263,976)         (95,541)
    Unrealized gains on available-for-sale securities                   --          (103,588)
                                                             --------------   --------------
                                                                 (2,761,162)      (1,653,802)
                                                             --------------   --------------
       Net deferred tax asset (liability)                    $     (523,111)  $    2,304,264
                                                             ==============   ==============

                                  (Continued)

                     RURBAN FINANCIAL CORP. AND SUBSIDIARIES

NOTE 15: OTHER COMPREHENSIVE INCOME (LOSS)

      Other comprehensive income (loss) components and related taxes are as follows:

                                                      2004               2003               2002
                                                ----------------   ----------------   ----------------
Unrealized gains (losses) on securities
   available for sale                           $     (1,280,615)  $       (679,139)  $       (919,788)
Reclassification for realized amount
   included in income                                   (241,008)           (23,632)           833,515
                                                ----------------   ----------------   ----------------
       Other comprehensive income (loss),
          before tax effect                           (1,521,623)          (702,771)           (86,273)
Tax expense (benefit)                                   (517,352)          (238,942)           (29,333)
                                                ----------------   ----------------   ----------------

       Other comprehensive income (loss)        $     (1,004,271)  $       (463,829)  $        (56,940)
                                                ================   ================   ================

NOTE 16: REGULATORY MATTERS

      The Company and State Bank are subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and State Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

      Quantitative measures established by regulation to ensure capital adequacy require the Company and State Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2004, that the Company and State Bank meet all capital adequacy requirements to which they are subject.

      As of December 31, 2004, the most recent notification to the regulators categorized the State Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, State Bank must maintain capital ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed State Bank's status as well-capitalized.

      The Company and State Bank's actual capital amounts (in millions) and ratios are also presented in the following table. During 2003, RFCBC's banking powers were relinquished.

                                  (Continued)

                    RURBAN FINANCIAL CORP. AND SUBSIDIARIES

                                                                                              TO BE WELL CAPITALIZED
                                                                 FOR CAPITAL ADEQUACY        UNDER PROMPT CORRECTIVE
                                            ACTUAL                     PURPOSES                 ACTION PROVISIONS
                                    AMOUNT           RATIO       AMOUNT           RATIO        AMOUNT          RATIO
                                  ---------          -----     ---------          -----       -------          -----
As of December 31, 2004
  Total Capital
    (to Risk-Weighted Assets)
    Consolidated                  $    61.9          22.0%     $    22.5           8.0%       $    --           N/A
    State Bank                         39.4          15.3           20.7           8.0           25.8          10.0%

  Tier I Capital
    (to Risk-Weighted Assets)
    Consolidated                       58.4          20.7           11.3           4.0             --           N/A
    State Bank                         36.3          14.0           10.3           4.0           15.5           6.0

  Tier I Capital
    (to Average Assets)
    Consolidated                       58.4          14.2           16.5           4.0             --           N/A
    State Bank                         36.3           9.3           15.6           4.0           19.5           5.0

As of December 31, 2003
  Total Capital
    (to Risk-Weighted Assets)
    Consolidated                  $    59.2          19.7%     $    24.1           8.0%       $    --           N/A
    State Bank                         37.5          13.7           21.9           8.0           27.3          10.0%

  Tier I Capital
    (to Risk-Weighted Assets)
    Consolidated                       55.4          18.4           12.0           4.0             --           N/A
    State Bank                         34.1          12.5           10.9           4.0           16.4           6.0

  Tier I Capital
    (to Average Assets)
    Consolidated                       55.4          12.8           17.4           4.0             --           N/A
    State Bank                         34.1           8.4           16.3           4.0           20.4           5.0

     On July 9, 2002, the Company and State Bank announced they entered into a Written Agreement (Agreement) with the Federal Reserve Bank of Cleveland and the Ohio Division of Financial Institutions on July 5, 2002. The Agreement was the result of an examination of State Bank as of December 31, 2001, which was conducted in March and April 2002.

     State Bank and RFCBC were prohibited from paying dividends to Rurban without prior regulatory approval. Rurban was prohibited from paying Trust Preferred "dividends" and common stock dividends without prior regulatory approval.

     On February 18, 2005, the Company received notice from the Federal Reserve Bank of Cleveland and the Ohio Division of Financial Institutions that approval was given effective as of February 17, 2005 for release of the Written Agreement entered into on July 5, 2002.

                                   (Continued)

                                                                           F-27.

                    RURBAN FINANCIAL CORP. AND SUBSIDIARIES

NOTE 17: RELATED PARTY TRANSACTIONS

     Certain directors, executive officers and principal shareholders of the Company, including associates of such persons, are loan customers. A summary of the related party loan activity, for loans aggregating $60,000 or more to any one related party, follows for the years ended December 31, 2004 and 2003:

                             2004             2003
                         -----------      -----------
Balance, January 1       $ 2,065,000      $ 7,535,000
New loans                  7,277,000        4,781,000
Repayments                (7,205,000)      (7,889,000)
Other changes              1,822,000       (2,362,000)
                         -----------      -----------

Balance, December 31     $ 3,959,000      $ 2,065,000
                         ===========      ===========

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

     Deposits from related parties held by the Bank at December 31, 2004 and 2003 totaled $1,539,000 and $1,185,000, respectively.

NOTE 18: EMPLOYEE BENEFITS

     The Company has retirement savings 401(k) plans covering substantially all employees. Employees contributing up to 6% of their compensation receive a Company match of 50% of the employee's contribution. Employee contributions are vested immediately and the Company's matching contributions are fully vested after three years. Employer contributions charged to expense for 2004, 2003 and 2002 were $238,000, $258,000 and $285,000, respectively.

     Also, the Company has deferred compensation agreements with certain active and retired officers. The agreements provide monthly payments for up to 15 years that equal 15% of average compensation prior to retirement or death. The charge to expense for the current agreements was $319,000, $145,000 and $164,000 for 2004, 2003 and 2002 respectively. In 2004 and 2003, previously accrued benefits under the agreements in the amount of $76,000 and $33,000, respectively, were reversed and credited to expense as a result of termination of certain officers. Such charges reflect the straight-line accrual over the period until full eligibility of the present value of benefits due each participant on the full eligibility date, using a 6% discount factor.

     Life insurance plans are provided for certain executive officers on a split-dollar basis. The Company is the owner of the split-dollar policies. The officers are entitled to a sum equal to two times either the employee's annual salary at death, if actively employed, or final annual salary, if retired, less $50,000, not to exceed the employee's portion of the death benefit. The Company is

                                   (Continued)

                                                                           F-28.

                    RURBAN FINANCIAL CORP. AND SUBSIDIARIES

     entitled to the portion of the death proceeds which equates to the cash surrender value less any loans on the policy and unpaid interest or cash withdrawals previously incurred by the Company. The employees have the right to designate a beneficiary(s) to receive their share of the proceeds payable upon death. The cash surrender value of these life insurance policies and life insurance policies related to the Company's supplemental retirement plan totaled approximately $1,861,391 less policy loans of $1,014,523 at December 31, 2004 and $2,826,745 less policy loans of $1,014,523 at December 31, 2003, and is included in other assets in the consolidated balance sheets.

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

     During 1986, the ESOP acquired 103,368 shares of Company common stock at a weighted-average cost of $14.57 per share with funds provided by a loan from the Company. Accordingly, the $1,505,527 of common stock acquired by the ESOP was shown as a reduction of stockholders' equity. Shares are released to participants proportionately as the loan is repaid. Dividends on allocated shares are recorded as dividends and charged to retained earnings. Dividends on unallocated shares are used to repay the loan or distributed to participants and are treated as compensation expense. Compensation expense is recorded equal to the fair market value of the stock when contributions, which are determined annually by the Board of Directors of the Company, are made to the ESOP.

     ESOP expense for the years ended December 31, 2004, 2003 and 2002 was $430,000, $440,000 and $503,000, respectively.

                                                    2004          2003
                                                 ---------     ---------
Allocated shares                                   580,740       664,086
Unearned shares                                          0        16,308
                                                 ---------     ---------

   Total ESOP shares                               580,740       680,394
                                                 =========     =========

Fair value of unearned shares at December 31     $       0     $ 225,866
                                                 =========     =========

                                   (Continued)

                                                                           F-29.

                    RURBAN FINANCIAL CORP. AND SUBSIDIARIES

NOTE 19: STOCK OPTION PLAN

     The Company has a fixed option plan under which the Company may grant options that vest over five years to selected employees for up to 522,921 shares of common stock. The exercise price of each option is equal the fair value of the Company's stock on the date of grant. An option's maximum term is ten years.

     A summary of the status of the plan at December 31, 2004, 2003 and 2002, and changes during the years then ended is presented below:

                                               2004                         2003                         2002
                                                    WEIGHTED-                    WEIGHTED-                    WEIGHTED-
                                                     AVERAGE                      AVERAGE                      AVERAGE
                                                     EXERCISE                     EXERCISE                     EXERCISE
                                        SHARES        PRICE          SHARES        PRICE         SHARES         PRICE
                                       --------     ---------       --------     ---------     ----------     ---------
Outstanding beginning of year          183,584      $   13.07       241,289      $   13.02       326,732      $   12.96

Granted                                177,000          13.85            --                        3,500          10.51

Exercised                               (2,509)         11.77          (158)         11.07        (1,208)         11.07

Forfeited                              (18,848)         13.52       (57,547)         12.89       (87,735)         12.85
                                       -------                      -------                    ---------

Outstanding, end of year               339,227          13.46       183,584          13.07       241,289          13.02
                                       =======                      =======                    =========

Options exercisable, end of year       192,140          13.29       168,901          13.17       186,113          13.29
                                       =======                      =======                    =========

     The fair value of options granted is estimated on the date of the grant using an option-pricing model with the following weighted-average assumptions:

                                                                       2004             2002
                                                                   ------------     ------------
Dividend yields                                                           0.00%            3.41%
Volatility factors of expected market price of common stock              24.52%           15.00%
Risk-free interest rates                                                  1.24%            1.50%
Expected life of options                                              10 years         10 years

Weighted-average fair value of options granted during the year     $      4.79      $      0.92

                                   (Continued)

                                                                           F-30.

                    RURBAN FINANCIAL CORP. AND SUBSIDIARIES

     The following table summarizes information about stock options under the plan outstanding at December 31, 2004:

                                     OPTIONS OUTSTANDING
                      ----------------------------------------------------            OPTIONS EXERCISABLE
                                     WEIGHTED-AVERAGE                          --------------------------------
RANGE OF EXERCISE        NUMBER         REMAINING         WEIGHTED-AVERAGE        NUMBER       WEIGHTED-AVERAGE
     PRICES           OUTSTANDING    CONTRACTUAL LIFE      EXERCISE PRICE      EXERCISABLE      EXERCISE PRICE
-----------------     -----------    ----------------     ----------------     -----------     ----------------
$ 9.90 to $12.87        135,132         3.94 years           $    12.31          126,660          $    12.39
$13.30 to $14.00        176,788         8.92 years           $    13.83           38,273          $    13.80
$15.20 to $16.78         27,307         4.03 years           $    16.77           27,207          $    16.77

NOTE 20: EARNINGS PER SHARE

     Earnings per share (EPS) are computed as follows:

                                                                                YEAR ENDED DECEMBER 31, 2004
                                                                                         WEIGHTED-
                                                                                          AVERAGE       PER SHARE
                                                                            INCOME         SHARES         AMOUNT
                                                                          ----------     ----------     ----------
Basic earnings per share
  Net loss available to common stockholders                               $2,734,292      4,559,459     $     0.60
                                                                                                        ==========

Effect of dilutive securities
  Stock options                                                                   --         12,680
                                                                          ----------      ---------

Diluted earnings per share
  Income available to common stockholders and assumed conversions         $2,734,292      4,572,139     $     0.60
                                                                          ==========      =========     ==========

     Options to purchase 197,558 common shares at $13.85 to $16.78 per share were outstanding at December 31, 2004, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares.

                                   (Continued)

                                                                           F-31.

                    RURBAN FINANCIAL CORP. AND SUBSIDIARIES

                                                                                  YEAR ENDED DECEMBER 31, 2003
                                                                                            WEIGHTED-
                                                                                             AVERAGE       PER SHARE
                                                                            INCOME            SHARES         AMOUNT
                                                                          -----------       ---------     -----------
Basic earnings per share
  Net loss available to common stockholders                               $12,305,232       4,545,320     $      2.71
                                                                                                          ===========

Effect of dilutive securities
  Stock options                                                                    --           6,829
                                                                          -----------       ---------

Diluted earnings per share
  Income available to common stockholders and assumed conversions         $12,305,232       4,552,149     $      2.70
                                                                          ===========       =========     ===========

     Options to purchase 29,778 common shares at $15.20 to $16.78 per share were outstanding at December 31, 2003, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares.

                                                                               YEAR ENDED DECEMBER 31, 2002
                                                                                         WEIGHTED-
                                                                                          AVERAGE        PER SHARE
                                                                         INCOME            SHARES         AMOUNT
                                                                      -------------      ---------     -------------
Basic earnings per share
  Net loss available to common stockholders                           $ (13,407,884)     4,539,720     $       (2.95)
                                                                                                       =============

Effect of dilutive securities
  Stock options                                                                  --             --
                                                                      -------------      ---------

Diluted earnings per share
  Income available to common stockholders and assumed conversions     $ (13,407,884)     4,539,720     $       (2.95)
                                                                      =============      =========     =============

     Options to purchase 241,289 common shares at $9.90 to $16.78 per share were outstanding at December 31, 2002, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares.

                                   (Continued)

                                                                           F-32.

                    RURBAN FINANCIAL CORP. AND SUBSIDIARIES

NOTE 21: LEASES

     The Company's subsidiary, RDSI, has several noncancellable operating leases for business use, that expire over the next ten years. These leases generally contain renewal options for periods of five years and require the lessee to pay all executory costs such as taxes, maintenance and insurance. Rental expense for these leases were $126,600, $99,600 and $99,600 for the years ended December 31, 2004, 2003 and 2002, respectively.

     Future minimum lease payments under operating leases are:

2005                                 $      261,600
2006                                        261,600
2007                                        261,600
2008                                        261,600
2009                                        261,600
Thereafter                                1,306,200
                                     --------------

Total minimum lease payments         $    2,614,200
                                     ==============

                                   (Continued)

                                                                           F-33.

                    RURBAN FINANCIAL CORP. AND SUBSIDIARIES

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

                                                           DECEMBER 31, 2004                 DECEMBER 31, 2003
                                                       CARRYING           FAIR           CARRYING           FAIR
                                                        AMOUNT            VALUE           AMOUNT            VALUE
                                                     ------------     ------------     ------------     ------------
Financial assets
  Cash and cash equivalents                          $ 10,617,766     $ 10,618,000     $ 24,176,952     $ 24,177,000
  Interest-bearing deposits                               150,000          150,000          260,000          260,000
  Available-for-sale securities                       108,720,491      108,720,000      107,698,595      107,699,000
  Loans including loans held for sale, net            259,694,626      259,181,000      274,141,929      276,010,000
  Stock in FRB and FHLB                                 2,793,000        2,793,000        2,744,900        2,745,000
  Cash surrender value of life insurance                9,146,816        9,147,000        1,815,070        1,815,000
  Interest receivable                                   1,984,452        1,984,000        2,000,732        2,001,000
Financial liabilities
  Deposits including deposits held for sale          $279,624,314     $277,954,000     $317,474,749     $318,351,000
  Securities sold under agreements to repurchase        4,059,151        4,059,000        3,923,754        3,924,000
  Federal funds purchased                               7,500,000        7,500,000                0                0
  Note payable                                          3,079,656        3,080,000       10,327,599       10,328,000
  FHLB advances                                        56,000,000       58,231,000       39,000,000       43,077,000
  Trust preferred securities                           10,310,000       11,298,000       10,000,000       11,285,000
  Interest payable                                        994,114          994,000        2,347,303        2,347,000

     For purposes of the above disclosures of estimated fair value, the following assumptions were used as of December 31, 2004 and 2003. The estimated fair value for cash and cash equivalents, interest-bearing deposits, FRB and FHLB stock, cash surrender value of life insurance, accrued interest receivable, demand deposits, savings accounts, interest checking accounts, certain money market deposits, short-term borrowings and interest payable is considered to approximate cost. The estimated fair value for securities is based on quoted market values for the individual securities or for equivalent securities. The estimated fair value for loans receivable, including loans held for sale, net, is based on estimates of the rate State Bank would charge for similar loans at December 31, 2004 and 2003 applied for the time period until the loans are assumed to reprice or be paid. The estimated fair value for fixed-maturity time deposits as well as borrowings is based on estimates of the rate State Bank would pay on such liabilities at December 31, 2004 and 2003, applied for the time period until maturity. The fair value of commitments is estimated using the

                                   (Continued)

                                                                           F-34.

                    RURBAN FINANCIAL CORP. AND SUBSIDIARIES

     fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. The estimated fair value for other financial instruments and off-balance sheet loan commitments approximate cost at December 31, 2004 and 2003 and are not considered significant to this presentation.

NOTE 23: COMMITMENTS AND CREDIT RISK

     State Bank grants commercial, agribusiness, consumer and residential loans to customers throughout the state. Although State Bank has a diversified loan portfolio, agricultural loans comprised approximately 16% and 13% of the portfolio as of December 31, 2004 and 2003, respectively.

     Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since a portion of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Each customer's creditworthiness is evaluated on a case-by-case basis. The amount of collateral obtained, if deemed necessary, is based on management's credit evaluation of the customer. Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, commercial real estate and residential real estate.

     Letters of credit are conditional commitments issued by State Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.

     Lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Lines of credit generally have fixed expiration dates. Since a portion of the line may expire without being drawn upon, the total unused lines do not necessarily represent future cash requirements. Each customer's creditworthiness is evaluated on a case-by-case basis. The amount of collateral obtained, if deemed necessary, is based on management's credit evaluation of the customer. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, commercial real estate and residential real estate. Management uses the same credit policies in granting lines of credit as it does for on-balance-sheet instruments.

                                                   2004             2003
                                                -----------     -----------
Loan commitments and unused lines of credit     $49,242,000     $53,431,000
Standby letters of credit                                --              --
Commercial letters of credit                        392,000         436,000
                                                -----------     -----------

                                                $49,634,000     $53,867,000
                                                ===========     ===========

     State Bank had federal funds sold to LaSalle Bank, N.A. in the amount of $0 at December 31, 2004 and $10,000,000 at December 31, 2003. From time to time certain due from bank accounts are in excess of federally insured limits.

                                   (Continued)

                                                                           F-35.

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

NOTE 24: FUTURE CHANGE IN ACCOUNTING PRINCIPLE

     The Financial Accounting Standards Board recently issued Statement No. 123(R) "Share-Based Payment," which requires the compensation cost relating to share-based payment transactions be recognized in financial statements. The Company expects to first apply the new statement during its fiscal year ending December 31, 2005. The impact of applying the new statement has not been determined.

NOTE 25: CONDENSED FINANCIAL INFORMATION (PARENT COMPANY ONLY)

     Presented below is condensed financial information as to financial position, results of operations and cash flows of the Company:

                            CONDENSED BALANCE SHEETS

                                                             2004               2003
                                                         -------------     -------------
ASSETS
  Cash and cash equivalents                              $     326,775     $     699,797
  Investment in common stock of banking subsidiaries        53,846,585        54,555,584
  Investment in nonbanking subsidiaries                      5,776,392         4,880,073
  Other assets                                               1,500,072           440,783
                                                         -------------     -------------

    Total assets                                         $  61,449,824     $  60,576,237
                                                         =============     =============

LIABILITIES
  Trust preferred securities                             $  10,000,000     $  10,000,000
  Notes payable                                                     --                --
  Borrowings from nonbanking subsidiaries                      310,000           310,000
  Other liabilities                                            834,029         1,883,481
                                                         -------------     -------------

    Total liabilities                                       11,144,029        12,193,481

STOCKHOLDERS' EQUITY                                        50,305,795        48,382,756
                                                         -------------     -------------

    Total liabilities and stockholders' equity           $  61,449,824     $  60,576,237
                                                         =============     =============

                                   (Continued)

                                                                           F-36.

                     RURBAN FINANCIAL CORP. AND SUBSIDIARIES

                         CONDENSED STATEMENTS OF INCOME

                                            2004                  2003                   2002
                                      ----------------      ----------------       ----------------
INCOME

      Interest income                 $          1,875      $          2,014       $        114,566
      Dividends from subsidiaries
       Banking subsidiaries                  2,185,720             5,169,456                     --
       Nonbanking subsidiaries                 995,043             1,150,000              1,825,000
                                      ----------------      ----------------       ----------------
           Total                             3,180,763             6,319,456              1,825,000
      Other income                           1,128,316             2,496,981              5,356,332
                                      ----------------      ----------------       ----------------

           Total income                      4,310,954             8,818,451              7,295,898
                                      ----------------      ----------------       ----------------

EXPENSES

      Interest expense                       1,155,729             1,263,741              1,292,416
      Other expenses                         2,206,457             3,176,605              7,381,220
                                      ----------------      ----------------       ----------------

           Total expenses                    3,362,186             4,440,346              8,673,636
                                      ----------------      ----------------       ----------------

INCOME (LOSS) BEFORE INCOME TAX AND
    EQUITY IN UNDISTRIBUTED
    INCOME OF SUBSIDIARIES                     948,768             4,378,105             (1,377,738)

INCOME TAX EXPENSE (BENEFIT)                  (757,526)             (660,060)            (1,088,931)
                                      -----------------     ----------------       ----------------

INCOME (LOSS) BEFORE EQUITY IN
    UNDISTRIBUTED INCOME OF
    SUBSIDIARIES                             1,706,294             5,038,165               (288,807)

EQUITY IN UNDISTRIBUTED (EXCESS
    DISTRIBUTED) INCOME OF
    SUBSIDIARIES

    Banking subsidiaries                       131,679             6,901,065            (12,827,147)

    Nonbanking subsidiaries                    896,319               366,002               (291,930)
                                      ----------------      ----------------       ----------------

           Total                             1,027,998             7,267,067            (13,119,077)
                                      ----------------      ----------------       ----------------

NET INCOME (LOSS)                     $      2,734,292      $     12,305,232       $    (13,407,884)
                                      ================      ================       ================

                                  (Continued)

                                                                           F-37.

                     RURBAN FINANCIAL CORP. AND SUBSIDIARIES

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                            2004               2003                2002
                                                       --------------      -------------       -------------
OPERATING ACTIVITIES

      Net income                                       $    2,734,292      $  12,305,232       $ (13,407,884)
      Items not requiring (providing) cash
        Equity in (undistributed) excess
             distributed net income of
             subsidiaries                                  (1,027,998)        (7,267,067)         13,119,077
        Other assets                                       (1,059,391)           220,878             613,504
        Other liabilities                                  (1,049,450)         1,283,113          (3,310,134)
                                                       --------------      -------------       -------------
            Net cash provided by (used in)
              operating activities                           (402,547)         6,542,156          (2,985,437)
                                                       --------------      -------------       -------------

INVESTING ACTIVITIES

      Investment in banking subsidiaries                           --                 --          (7,500,000)
      Repayment of note payable                                    --         (6,000,000)                 --
      Proceeds from note payable                                   --                 --           6,000,000
      Repayment of loans to banking subsidiaries                   --                 --             600,000
                                                       --------------      -------------       -------------
            Net cash provided by (used in)
              investing activities                                 --         (6,000,000)           (900,000)
                                                       --------------      -------------       -------------
FINANCING ACTIVITIES

      Cash dividends paid                                          --                 --          (1,186,930)
      Proceeds from exercise of stock options                  29,525              1,749              13,373
                                                       --------------      -------------       -------------
           Net cash provided by (used in)
              financing activities                             29,525              1,749          (1,173,557)
                                                       --------------      -------------       -------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                      (373,022)           543,905          (5,058,994)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                699,797            155,892           5,214,886
                                                       --------------      -------------       -------------

CASH AND CASH EQUIVALENTS AT END OF YEAR               $      326,775      $     699,797       $     155,892
                                                       ==============      =============       =============

                                  (Continued)

                                                                           F-38.

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

                                                      DATA                             TOTAL        INTERSEGMENT   CONSOLIDATED
           2004                   BANKING          PROCESSING         OTHER           SEGMENTS       ELIMINATION      TOTALS
                               -------------     --------------   -------------    -------------    ------------   -------------
INCOME STATEMENT INFORMATION:

Net interest income
    (expense)                  $  13,427,694     $     (217,829)  $  (1,120,559)   $  12,089,306    $    (11,940)  $  12,077,366

Other revenue-external
    customers                      3,169,122         10,478,245       3,031,324       16,678,691          11,940      16,690,631

Other revenue-other
    segments                              --          1,314,942       1,995,973        3,310,915      (3,310,915)             --
                               -------------     --------------   -------------    -------------    ------------   -------------
Net interest income and
    other revenue                 16,596,816         11,575,358       3,906,738       32,078,912      (3,310,915)     28,767,997

Noninterest expense               15,258,307          8,965,124       4,441,815       28,635,246      (3,310,915)     25,324,331

Significant noncash items:

Depreciation and
    amortization                     534,415          1,857,524         100,722        2,492,661              --       2,492,661

Provision for loan losses           (399,483)                --              --         (399,483)             --        (399,483)

Income tax expense                   919,192            688,498        (498,833)       1,108,857              --       1,108,857

Segment profit                     1,742,705          1,921,737        (930,150)       2,734,292              --       2,734,292

BALANCE SHEET
    INFORMATION:

Total assets                     407,831,742         10,974,521       4,030,214      422,836,477      (7,487,731)    415,348,746

Goodwill and intangibles           2,687,282                 --              --        2,687,282              --       2,687,282

Premises and equipment
    expenditures                     415,402          3,098,388         138,288        3,652,078              --       3,652,078

                                  (Continued)

                                                                           F-39.

                     RURBAN FINANCIAL CORP. AND SUBSIDIARIES

                                                     DATA                             TOTAL         INTERSEGMENT    CONSOLIDATED
            2003                   BANKING        PROCESSING          OTHER          SEGMENTS        ELIMINATION       TOTALS
                              ---------------- ----------------  --------------  ---------------- ---------------- --------------
INCOME STATEMENT INFORMATION:
Net interest income
   (expense)                  $     15,293,092 $       (286,906) $   (1,204,633) $     13,801,553 $             -- $   13,801,553
Other revenue-external
   customers                        23,047,951        8,971,632       2,667,773        34,687,356               --     34,687,356
Other revenue-other
   segments                                 --        1,580,426       3,249,904         4,830,330       (4,830,330)            --
                              ---------------- ----------------  --------------  ---------------- ---------------- --------------
Net interest income and
   other revenue                    38,341,043       10,265,152       4,713,044        53,319,239       (4,830,330)    48,488,909
Noninterest expense                 20,308,343        7,986,031       5,214,291        33,508,665       (4,830,330)    28,678,335
Significant noncash items:
Depreciation and
   amortization                        585,735        1,592,380         132,007         2,310,122               --      2,310,122
Provision for loan losses            1,202,000               --              --         1,202,000               --      1,202,000
Income tax expense                   5,968,819          774,902        (440,379)        6,303,342               --      6,303,342
Segment profit                      11,655,187        1,504,220        (854,175)       12,305,232               --     12,305,232

BALANCE SHEET
   INFORMATION:
Total assets                       435,203,288        8,434,735       3,577,550       447,215,573      (11,903,701)   435,311,872
Goodwill and intangibles             2,789,291               --              --         2,789,291               --      2,789,291
Premises and equipment
   expenditures                        529,051        2,252,992          69,865         2,851,908               --      2,851,908

                                               DATA                             TOTAL          INTERSEGMENT      CONSOLIDATED
          2002                 BANKING      PROCESSING         OTHER           SEGMENTS        ELIMINATION          TOTALS
                           --------------  -------------   -------------    --------------   ---------------    --------------
INCOME STATEMENT
   INFORMATION:
Net interest income
   (expense)               $   25,035,177  $    (150,430)  $  (1,107,084)   $   23,777,663   $            --    $   23,777,663
Other revenue-external
   customers                    3,362,235      7,815,589       2,601,444        13,779,268                --        13,779,268
Other revenue-other
   segments                            --      1,790,381       5,439,203         7,229,584        (7,229,584)               --
                           --------------  -------------   -------------    --------------   ---------------    --------------
Net interest income and
   other revenue               28,397,412      9,455,540       6,933,563        44,786,515        (7,229,584)       37,556,931
Noninterest expense            20,583,831      7,163,698       9,960,774        37,708,303        (7,229,584)       30,478,719
Significant noncash items:
Depreciation and
   amortization                 1,009,168      1,211,934         194,504         2,415,606                --         2,415,606
Provision for loan losses      27,530,583             --              --        27,530,583                --        27,530,583
Income tax expense             (6,794,462)       779,226      (1,029,252)       (7,044,488)               --        (7,044,488)
Segment profit (loss)         (12,922,539)     1,512,615      (1,997,960)      (13,407,884)               --       (13,407,884)

BALANCE SHEET
   INFORMATION:
Total assests                 732,635,201      9,143,898       2,810,052       744,589,151        (2,272,473)      742,316,679
Goodwill and intangibles        3,094,419             --              --         3,094,419                --         3,094,419
Premises and equipment
   expenditures, net            2,705,525      3,964,064         240,849         6,910,438                --         6,910,438

                                  (Continued)

                                                                           F-40.

                     RURBAN FINANCIAL CORP. AND SUBSIDIARIES

NOTE 27: QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

      The following tables summarize selected quarterly results of operations for 2004 and 2003.

DECEMBER 31, 2004                    MARCH           JUNE         SEPTEMBER          DECEMBER
                                     -----           ----         ---------          --------
Interest income                 $  5,113,877    $  4,849,118    $  5,063,851      $  5,000,994

Interest expense                   2,129,697       1,939,239       1,909,352         1,972,186

Net interest income                2,984,180       2,909,879       3,154,499         3,028,808

Provision for loan losses            150,000        (340,000)        319,517          (529,000)

Noninterest income                 4,335,014       4,082,884       4,080,007         4,192,724

Noninterest expense                6,289,199       6,564,712       5,910,528         6,559,892

Income tax expense                   267,973          59,008         305,819           476,055

Net income                           612,022         709,043         698,642           714,585

Earnings per share

Basic                                   0.13            0.16            0.15              0.16

Diluted                                 0.13            0.16            0.15              0.16

Dividends per share                       --              --              --                --

DECEMBER 31, 2003                   MARCH            JUNE          SEPTEMBER        DECEMBER
                                    -----            ----          ---------        --------
Interest income                $   9,742,449    $   7,224,646    $  5,483,277     $  5,323,478

Interest expense                   4,852,066        3,904,814       2,778,633        2,436,785

Net interest income                4,890,383        3,319,832       2,704,644        2,886,693

Provision for loan losses            962,000          300,000              --          (60,000)

Noninterest income                11,763,405       15,671,394       3,583,966        3,668,591

Noninterest expense                7,669,485        8,853,374       6,011,061        6,144,415

Income tax expense                 2,722,672        3,358,451          77,754          144,464

Net income                         5,299,631        6,479,401         199,795          326,405

Earnings per share

Basic                                   1.17             1.42             .04              .07

Diluted                                 1.17             1.42             .04              .07

Dividends per share                       --               --              --               --

      Noninterest income was higher during the first and second quarters of 2003 as a result of the branch sales.

      During the second and fourth quarters of 2004 a reduction to the provisions for loan losses were recorded as a result from the continued improvement in credit quality.

                                  (Continued)

                                                                           F-41.

                             RURBAN FINANCIAL CORP.

                           ANNUAL REPORT ON FORM 10-K
                     FOR FISCAL YEAR ENDED DECEMBER 31, 2004

                                INDEX TO EXHIBITS

Exhibit No.        Description                                     Location
-----------        -----------                                     --------
2                  Branch Purchase and Assumption                  Incorporated herein by
                   Agreement dated as of March                     reference to the Company's
                   15, 2005 between Liberty                        Current Report on Form 8-K
                   Savings Bank, FSB and State                     filed March 21, 2005 (File No.
                   Bank and Trust Company                          0- 13507) [Exhibit 2]

3(a)               Amended Articles of                             Incorporated herein by reference to the
                   Registrant, as amended                          Company's Annual Report on Form 10-K for the
                                                                   fiscal year ended December 31, 1989 (File
                                                                   No. 0-13507) [Exhibit 3(a)(i)].

3(b)               Certificate of Amendment to                     Incorporated herein by reference to the
                   the Amended Articles of Rurban                  Company's Annual Report on Form 10-K for the
                   Financial Corp.                                 fiscal year ended December 31, 1993 (File
                                                                   No. 0-13507) [Exhibit 3(b)].


3(c)               Certificate of Amendment to                     Incorporated herein by reference to the
                   the Amended Articles of Rurban                  Company's Annual Report on Form 10-K for the
                   Financial Corp.                                 fiscal year ended December 31, 1997 (File
                                                                   No. 0-13507) [Exhibit 3(c)].


3(d)               Amended and Restated Articles of                Incorporated herein by reference to the
                   Rurban Financial Corp.                          Company's Annual Report on Form 10-K for the
                                                                   fiscal year ended December 31, 1997 (File
                                                                   No. 0-13507) [Exhibit 3(d)].

3(e)               Regulations of Registrant,                      Incorporated herein by reference to the
                   as amended                                      Company's Annual Report on Form 10-K for the
                                                                   fiscal year ended December 31, 1986 (File
                                                                   No. 0-13507) [Exhibit 3(b)].

Exhibit No.        Description                                     Location
-----------        -----------                                     --------
10(a)              Executive Salary                                Incorporated herein by
                   Continuation Agreement,                         reference to the
                   dated December 3, 2001,                         Company's Annual Report
                   between Rurban Financial                        on Form 10-K for the
                   Corp. and Kenneth A. Joyce;                     fiscal year ended
                   and Amended Schedule A to                       December 31, 2002 (File
                   Exhibit 10(s) identifying                       No. 0-13507)
                   other identical Executive                       [Exhibit 10(s)].
                   Salary Continuation
                   Agreements between
                   executive officers of
                   Rurban Financial Corp. and
                   Rurban Financial Corp.

10(b)              Split-Dollar Dollar                             Incorporated herein by
                   Insurance Agreement, dated                      reference to the
                   April 3, 2002, between                          Company's Annual Report
                   Robert Constien and Rurban                      on Form 10-K for the
                   Financial Corp.                                 fiscal year ended
                                                                   December 31, 2002 (File
                                                                   No. 0-13507)
                                                                   [Exhibit 10(t)].

10(c)              Rurban Financial Corp.                          Incorporated herein by reference to the
                   Stock Option Plan                               Company's Annual Report on Form 10-K for the
                                                                   fiscal year ended December 31, 1996 (File
                                                                   No. 0-13507) [Exhibit 10(u)].

10(d)              Rurban Financial Corp. Plan                     Incorporated herein by
                   to Allow Directors to Elect                     reference to the
                   to Defer Compensation                           Company's Annual Report
                                                                   on Form 10-K for the
                                                                   fiscal year ended
                                                                   December 31, 1996 (File
                                                                   No.  0- 13507)
                                                                   [Exhibit 10(v)].

10(e)              Form of Non-Qualified Stock                     Incorporated herein by
                   Option Agreement with Five-                     reference to the
                   Year Vesting under Rurban                       Company's Annual Report
                   Financial Corp. Stock                           on Form 10-K for the
                   Option Plan                                     fiscal year ended
                                                                   December 31, 1997
                                                                   (File No. 0-13507)
                                                                   [Exhibit 10(w)].

10(f)              Form of Non-Qualified Stock                     Incorporated herein by
                   Option Agreement with                           reference to the
                   Vesting After One Year of                       Company's Current Report
                   Employment under Rurban                         on Form 8-K filed March
                   Financial Corp. Stock                           21, 2005 (File No. 0-
                   Option Plan                                     13507) [Exhibit 10(a)]

10(g)              Form of Incentive Stock                         Incorporated herein by
                   Option Agreement with Five-                     reference to the
                   Year Vesting under Rurban                       Company's Annual Report
                   Financial Corp. Stock                           on Form 10-K for the
                   Option Plan                                     fiscal year ended
                                                                   December 31, 1997
                                                                   (File No. 0-13507)
                                                                   [Exhibit 10(x)].

10(h)              Form of Incentive Stock                         Incorporated herein by
                   Option Agreement with                           reference to the
                   Vesting After One Year of                       Company's Current Report
                   Employment under Rurban                         on Form 8-K filed March
                   Financial Corp. Stock                           21, 2005 (File No. 0-
                   Option Plan                                     13507) [Exhibit 10(c)]

Exhibit No.        Description                                     Location
-----------        -----------                                     --------
 10(i)             Form of Stock Appreciation                      Incorporated herein by
                   Rights under Rurban                             reference to the
                   Financial Corp. Stock                           Company's Current Report
                   Option Plan                                     on Form 8-K filed March
                                                                   21, 2005 (File No. 0-
                                                                   13507) [Exhibit 10(b)]

10(j)              Employees' Stock Ownership                      Incorporated herein by
                   and Savings Plan of Rurban                      reference to the
                   Financial Corp.                                 Company's Annual Report
                                                                   on Form 10-K for the
                                                                   fiscal year ended
                                                                   December 31, 1999
                                                                   (File No. 0-13507)
                                                                   [Exhibit 10(y)].

10(k)              Rurban Financial Corp.                          Incorporated herein by
                   Employee Stock Purchase                         reference to the
                   Plan                                            Company's Annual Report
                                                                   on Form 10-K for the
                                                                   fiscal year ended
                                                                   December 31, 2002 (File
                                                                   No. 0-13507)
                                                                   [Exhibit 10(z)].

10(l)              Change in Control                               Incorporated herein by
                   Agreement, dated March 14,                      reference to the
                   2001, between Rurban                            Company's Annual Report
                   Financial Corp. and Kenneth                     on Form 10-K for fiscal
                   A. Joyce; and Schedule A to                     year ended December 31,
                   Exhibit 10(aa) identifying                      2003 (File No. 0-13507)
                   other substantially                             [Exhibit 10(aa)].
                   identical agreements
                   between Rurban Financial
                   Corp. and certain executive
                   officers of Rurban
                   Financial Corp.

10(m)              Supplemental Severance                          Incorporated herein by
                   Agreement, dated June 25,                       reference to the
                   2002, between Rurban                            Company's Annual Report
                   Financial Corp. and Robert                      on Form 10-K for fiscal
                   W. Constien; and Schedule A                     year ended December 31,
                   to Exhibit 10(bb)                               2003 (File No. 0-13507)
                   identifying other                               [Exhibit 10(bb)].
                   substantially identical
                   agreements between Rurban
                   Financial Corp. and certain
                   executive officers of
                   Rurban Financial Corp.

11                 Statement re: Computation                       Included in Note 1 of the Notes to
                   of Per Share Earnings                           Consolidated Financial Statements of
                                                                   Registrant in the financial statements
                                                                   portion of this Annual Report on Form 10-K.


21                 Subsidiaries of Registrant                      Included in this Annual
                                                                   Report on Form 10-K as
                                                                   Exhibit 21.

23.1               Consent of BKD, LLP                             Included in this Annual
                                                                   Report on Form 10-K as
                                                                   Exhibit 23.1.

31.1               Rule 13a-14(a)/15d-14(a)                        Included in this Annual
                   Certification  - Principal                      Report on Form 10-K as
                   Executive Officer                               Exhibit 31.1.

31.2               Rule 13a-14(a)/15d-14(a)                        Included in this Annual
                   Certification  - Principal                      Report on Form 10-K as
                   Financial Officer                               Exhibit 31.2.

Exhibit No.        Description                                     Location
-----------        -----------                                     --------
32.1               Section 1350 Certification                      Included in this Annual
                    -  Principal Executive                         Report on Form 10-K as
                   Officer and Principal                           Exhibit 32.1.
                   Financial Officer

99(a)              Report of Written Agreement                     Incorporated herein by
                                                                   reference to the
                                                                   Company's Form 8-K filed
                                                                   July 11, 2002 (File No.
                                                                   0-13507) [Exhibit
                                                                   99(b)].

99(b)              Termination of Written                          Incorporated herein by
                   Agreement                                       reference to the
                                                                   Company's Form 8-K filed
                                                                   February 22, 2005 (File
                                                                   No. 0-13507) [Exhibit
                                                                   99]