Form 10-Q
period 2005-03-31
RURBAN FINANCIAL CORP
filed 2005-05-12
CIK 767405

                                    Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended March 31, 2005
                                       OR

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

      Yes [ ]                              No [X]

      The number of common shares of Rurban Financial Corp. outstanding was 4,569,162 on May 1, 2005.

                             RURBAN FINANCIAL CORP.

                                    FORM 10-Q

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3.     Quantitative and Qualitative Disclosures About Market Risk
Item 4.     Controls and Procedures

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.     Defaults Upon Senior Securities
Item 4.     Submission of Matters to a Vote of Security Holders
Item 5.     Other Information
Item 6.     Exhibits

       Exhibit 31.1 - Rule 13a-14(a)/15d-14(a) Certification (Principal
                      Executive Officer)
       Exhibit 31.2 - Rule 13a-14(a)/15d-14(a) Certification (Principal
                      Financial Officer)
       Exhibit 32.1 - Section 1350 Certification (Principal Executive Officer)
       Exhibit 32.2 - Section 1350 Certification (Principal Financial Officer)

Signatures

EX-31.1     302 Certification
EX-31.2     302 Certification
EX-32.1     906 Certification
EX-32.2     906 Certification

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The interim condensed consolidated financial statements of Rurban Financial Corp. ("Rurban" or the "Company") are unaudited; however, the information contained herein reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of financial condition and results of operations for the interim periods presented. All adjustments reflected in these financial statements are of a normal recurring nature in accordance with Rule 10-01(b)(8) of Regulation S-X. Results of operations for the three months ended March 31, 2005 are not necessarily indicative of results for the complete year.

                             RURBAN FINANCIAL CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
              MARCH 31, 2005, DECEMBER 31, 2004 AND MARCH 31, 2004

ASSETS

                                                          (UNAUDITED)                    (UNAUDITED)
                                                          -------------------------------------------
                                                           MARCH 31,     DECEMBER 31,     MARCH 31,
                                                              2005           2004            2004
                                                          ------------   -------------   ------------
Cash and due from banks                                   $  8,773,625   $  10,617,766   $ 10,819,543
Federal funds sold                                           4,300,000              --     14,700,000
                                                          ------------   -------------   ------------
           Cash and cash equivalents                        13,073,625      10,617,766     25,519,543
Interest-bearing deposits                                      150,000         150,000        250,000
Available-for-sale securities                              102,673,228     108,720,491     97,885,459
Loans held for sale                                            260,000         112,900        231,758
Loans, net of unearned income                              266,046,311     264,480,789    269,316,021
Allowance for loan losses                                   (4,800,293)     (4,899,063)    (8,244,713)
Premises and equipment                                       7,837,007       7,740,442      6,672,371
Purchased software                                           4,622,428       4,564,474      4,122,818
Federal Reserve and Federal Home Loan Bank stock             2,818,400       2,793,000      2,767,200
Foreclosed assets held for sale, net                           757,476         720,000        957,711
Interest receivable                                          1,937,445       1,984,452      1,797,944
Deferred income taxes                                               --              --      2,189,970
Goodwill                                                     2,144,304       2,144,304      2,144,304
Core deposits and other intangibles                            520,740         542,978        618,018
Cash value of life insurance                                 9,242,417       9,146,816      9,899,734
Other                                                        7,197,400       6,529,397      5,622,804
                                                          ------------   -------------   ------------

           Total assets                                   $414,480,488   $ 415,348,746   $421,750,942
                                                          ============   =============   ============

See notes to condensed consolidated financial statements (unaudited)

Note: The balance sheet at December 31, 2004 has been derived from the audited consolidated financial statements at that date.

LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                    (UNAUDITED)                (UNAUDITED)
                                                                                   ----------------------------------------
                                                                                     MARCH 31,   DECEMBER 31,    MARCH 31,
                                                                                        2005         2004          2004
                                                                                   ------------  ------------  ------------
  LIABILITIES
       Deposits
            Demand                                                                 $ 36,498,890  $ 37,831,810  $ 33,468,275
            Savings, interest checking and money market                              96,376,323    87,795,630   103,624,318
            Time                                                                    152,042,228   153,996,874   170,634,579
                                                                                   ------------  ------------  ------------
                  Total deposits                                                    284,917,441   279,624,314   307,727,172
       Notes payable                                                                  2,757,609     3,079,656     5,311,364
       Federal Home Loan Bank advances                                               53,500,000    56,000,000    39,000,000
       Federal funds purchased                                                        5,000,000     7,500,000           --
       Retail repurchase agreements                                                   4,352,712     4,059,151     4,738,985
       Trust preferred securities                                                    10,310,000    10,310,000    10,310,000
       Interest payable                                                                 934,065       994,114       840,073
       Deferred income taxes                                                            622,618       523,111           --
       Other liabilities                                                              2,309,282     2,952,605     4,549,718
                                                                                   ------------  ------------  ------------
                  Total liabilities                                                 364,703,727   365,042,951   372,477,312
                                                                                   ------------  ------------  ------------

  COMMITMENTS AND CONTINGENT LIABILITIES

  STOCKHOLDERS' EQUITY
       Common stock, $2.50 stated value; authorized 10,000,000 shares; issued
           4,575,702; outstanding March 31, 2005 - 4,568,488, December 31, 2004
           - 4,568,388 and March 31, 2004 - 4,567,296 shares                         11,439,255    11,439,255    11,439,255
       Additional paid-in capital                                                    11,003,574    11,003,642    11,007,086
       Retained earnings                                                             29,353,780    28,943,736    26,821,465
       Unearned employee stock ownership plan (ESOP) shares                                  --            --      (124,175)
       Accumulated other comprehensive income                                        (1,743,600)     (803,189)      422,947
       Treasury stock, at cost
            Common; March 31, 2005 - 7,214, December 31, 2004 - 7,314 and March
               31, 2004 - 8,406 shares                                                 (276,248)     (277,649)     (292,948)
                                                                                   ------------  ------------  ------------
                  Total stockholders' equity                                         49,776,761    50,305,795    49,273,630
                                                                                   ------------  ------------  ------------

                  Total liabilities and stockholders' equity                       $414,480,488  $415,348,746  $421,750,942
                                                                                   ============  ============  ============

See notes to condensed consolidated financial statements (unaudited)

Note: The balance sheet at December 31, 2004 has been derived from the audited consolidated financial statements at that date.

                             RURBAN FINANCIAL CORP.
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                               THREE MONTHS ENDED

                                                           MARCH 31,             MARCH 31,
                                                             2005                  2004
                                                        ---------------       --------------
INTEREST INCOME
    Loans
       Taxable                                          $     3,913,966       $    4,241,313
       Tax-exempt                                                15,506               18,645
    Securities
       Taxable                                                1,054,459              782,522
       Tax-exempt                                                42,024               41,322
    Other                                                        18,258               30,075
                                                        ---------------       --------------
           Total interest income                              5,044,213            5,113,877
                                                        ---------------       --------------

INTEREST EXPENSE
    Deposits                                                  1,103,421            1,279,031
    Other borrowings                                             70,274              158,357
    Retail repurchase agreements                                 17,648                8,496
    Federal Home Loan Bank advances                             586,552              407,563
    Trust preferred securities                                  269,408              276,250
                                                        ---------------       --------------
           Total interest expense                             2,047,303            2,129,697
                                                        ---------------       --------------

NET INTEREST INCOME                                           2,996,910            2,984,180

PROVISION FOR LOAN LOSSES                                             -              150,000
                                                        ---------------       --------------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES           2,996,910            2,834,180
                                                        ---------------       --------------

NON-INTEREST INCOME
    Data service fees                                         2,955,705            2,691,238
    Trust fees                                                  804,493              843,529
    Customer service fees                                       436,716              513,845
    Net gains on loan sales                                       8,070               10,128
    Net realized gains (losses) on sales of                                           61,074
      available-for-sale securities                              (8,750)
    Loan servicing fees                                          66,843               96,765
    Loss on sale of assets                                      (38,958)             (18,415)
    Other                                                       186,406              136,850
                                                        ---------------       --------------
           Total non-interest income                          4,410,525            4,335,014
                                                        ---------------       --------------

See notes to condensed consolidated financial statements (unaudited)

                                                           MARCH 31,              MARCH 31,
                                                             2005                   2004
                                                        ---------------       --------------
NON-INTEREST EXPENSE
    Salaries and employee benefits                      $     3,231,323       $    3,173,660
    Net occupancy expense                                       290,155              251,426
    Equipment expense                                         1,253,099            1,039,093
    Data processing fees                                         91,197              140,434
    Professional fees                                           518,530              468,519
    Marketing expense                                            80,716              104,209
    Printing and office supplies                                151,242              145,776
    Telephone and communications                                149,803              145,826
    Postage and delivery expense                                 74,051               90,589
    State, local and other taxes                                144,527              203,099
    Employee expense                                            236,071              157,180
    Other                                                       299,186              369,388
                                                        ---------------       --------------
           Total non-interest expense                         6,519,900            6,289,199
                                                        ---------------       --------------

INCOME BEFORE INCOME TAX                                        887,535              879,995

PROVISION FOR INCOME TAXES                                      249,070              267,973
                                                        ---------------       --------------

NET INCOME                                              $       638,465       $      612,022
                                                        ===============       ==============

BASIC EARNINGS PER SHARE                                $          0.14       $         0.13
                                                        ===============       ==============

DILUTED EARNINGS PER SHARE                              $          0.14       $         0.13
                                                        ===============       ==============

DIVIDENDS DECLARED PER SHARE                            $          0.05       $            -
                                                        ===============       ==============

See notes to condensed consolidated financial statements (unaudited)

                             RURBAN FINANCIAL CORP.
          CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS'
                               EQUITY (UNAUDITED)

                                                         Three Months          Three Months
                                                             Ended                 Ended
                                                        March 31, 2005        March 31, 2004
                                                             Total                 Total
                                                         Stockholders'         Stockholders'
                                                            Equity                Equity
                                                        ---------------       --------------
Balance at beginning of period                          $    50,305,795       $   48,382,756

Net Income                                                      638,465              612,022

Other comprehensive income (loss):
   Net change in unrealized gains (losses)
     on securities available for sale, net                     (940,408)             221,864
                                                        ---------------       --------------
Total comprehensive income                                     (301,943)             833,886

Cash dividend                                                  (228,424)                   -

Stock options exercised                                           1,333               17,670

Paydown of ESOP loan                                                  -               39,318
                                                        ---------------       --------------

Balance at end of period                                $    49,776,761       $   49,273,630
                                                        ===============       ==============

See notes to condensed consolidated financial statements (unaudited)

                             RURBAN FINANCIAL CORP.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                               THREE MONTHS ENDED

                                                                   MARCH 31,           MARCH 31,
                                                                     2005                2004
                                                                --------------     ----------------
OPERATING ACTIVITIES
    Net income                                                  $      638,465     $        612,022
    Adjustments to reconcile net income to net cash
      provided by operating activities
       Depreciation and amortization                                   736,990              564,862
       Provision for loan losses                                             -              150,000
       ESOP shares earned                                                    -               39,318
       Amortization of premiums and discounts on securities             13,587              259,897
       Amortization of intangible assets                                22,238               26,969
       Deferred income taxes                                           583,961                    -
       Proceeds from sale of loans held for sale                       660,670            1,074,695
       Originations of loans held for sale                            (799,700)          (1,064,567)
       Gain from sale of loans                                          (8,070)             (10,128)
       Loss on sales of foreclosed assets                               48,278               18,415
       FHLB Stock Dividends                                            (25,400)             (22,300)
       Gain on sales of premises and equipment                          (9,320)             (15,955)
       Net realized (gains) losses on available-for-sale
          securities                                                     8,750              (61,074)
    Changes in
       Interest receivable                                              47,007              202,788
       Other assets                                                   (661,081)            (863,380)
       Interest payable and other liabilities                         (703,370)            (503,223)
                                                                --------------     ----------------
           Net cash provided by operating activities                   553,005              440,249
                                                                --------------     ----------------

INVESTING ACTIVITIES
    Net change in interest-bearing deposits                                  -               10,000
    Purchases of available-for-sale securities                      (4,004,375)         (15,838,469)
    Proceeds from maturities of available-for-sale securities        4,476,852           12,141,146
    Proceeds from the sales of available-for-sale securities         4,127,585           13,647,795
    Net change in loans                                             (1,977,925)          12,609,750
    Purchase of bank owned life insurance                                    -           (8,000,000)
    Purchase of premises and equipment                                (891,509)            (441,020)
    Purchase of Federal Home Loan and Federal Reserve Bank
      stock                                                                  -             (383,300)
    Proceeds from sale of Federal Home Loan and Federal
      Reserve Bank stock                                                     -              383,300
    Proceeds from sales of premises and equipment                        9,320              210,513
    Proceeds from the sale of foreclosed assets                        125,356              493,538
                                                                --------------     ----------------
           Net cash provided by investing activities                 1,865,304           14,833,253
                                                                --------------     ----------------

See notes to condensed consolidated financial statements (unaudited)

                                                                          MARCH 31,           MARCH 31,
                                                                             2005                2004
                                                                       ----------------    ---------------
FINANCING ACTIVITIES
    Net increase (decrease) in demand deposits, money market,
      interest checking and savings accounts                           $      7,247,773    $    (5,713,586)
    Net decrease in certificates of deposit                                  (1,954,646)        (4,033,991)
    Net increase in securities sold under agreements to repurchase              293,561            815,231
    Net decrease in federal funds purchased                                  (2,500,000)                 -
    Proceeds from Federal Home Loan Bank advances                            12,500,000                  -
    Repayment of Federal Home Loan Bank advances                            (15,000,000)                 -
    Repayment of notes payable                                                 (322,047)        (5,016,235)
    Dividends paid                                                             (228,424)                 -
    Proceeds from stock options exercised                                         1,333             17,670
                                                                       ----------------    ---------------
           Net cash provided by (used in) financing activities                   37,550        (13,930,911)
                                                                       ----------------    ---------------

INCREASE  IN CASH AND CASH EQUIVALENTS                                        2,455,859          1,342,591

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                 10,617,766         24,176,952
                                                                       ----------------    ---------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                               $     13,073,625    $    25,519,543
                                                                       ================    ===============

SUPPLEMENTAL CASH FLOWS INFORMATION
    Interest paid                                                      $      2,107,352    $     3,363,927
    Transfer of loans to foreclosed assets                             $        313,633    $        79,113

See notes to condensed consolidated financial statements (unaudited)

RURBAN FINANCIAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements reflect all adjustments that are, in the opinion of management, necessary to fairly present the financial position, results of operations and cash flows of the Company. Those adjustments consist only of normal recurring adjustments. Results of operations for the three months ended March 31, 2005 are not necessarily indicative of results for the complete year.

The condensed consolidated balance sheet of the Company as of December 31, 2004 has been derived from the audited consolidated balance sheet of the Company as of that date.

For further information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

The Company accounts for its stock option plan under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the grant date. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.

                                                         Three Months Ended
                                                             March 31,
                                                      2005              2004
                                                   -----------      ------------
Net income (loss), as reported                     $   638,465      $   612,022
Less:  Total stock-based employee
compensation cost determined under
the fair value based method, net of
income taxes                                           (11,880)         (49,183)
                                                   -----------      -----------
Pro forma net income                               $   626,585      $   562,839
                                                   ===========      ===========

Earnings per share:
     Basic - as reported                           $      0.14      $      0.13
     Basic - pro forma                             $      0.14      $      0.12
     Diluted - as reported                         $      0.14      $      0.13
     Diluted - pro forma                           $      0.14      $      0.12

NOTE B--EARNINGS PER SHARE

Earnings per share have been computed based on the weighted average number of shares outstanding during the periods presented. For the periods ended March 31, 2005 and 2004, stock options totaling 66,308 and 29,227 shares of common stock were not considered in computing EPS as they were anti-dilutive. The number of shares used in the computation of basic and diluted earnings per share was:

                                                    Three Months Ended
                                                         March 31,
                                               ------------------------------
                                                 2005                  2004
                                               ---------            ---------
Basic earnings per share                       4,568,399            4,554,959
Diluted earnings per share                     4,572,788            4,561,694

NOTE C - LOANS, RISK ELEMENTS AND ALLOWANCE FOR LOAN LOSSES

Total loans on the balance sheet are comprised of the following classifications at:

                                                               March 31,              December 31,             March 31,
                                                                  2005                   2004                    2004
                                                             -------------           -------------           -------------
Commercial                                                   $  60,130,766           $  58,498,557           $  78,264,048
Commercial real estate                                          65,039,558              64,107,549              59,711,735
Agricultural                                                    42,077,524              41,239,895              38,445,599
Residential real estate                                         62,903,667              63,828,237              47,227,550
Consumer                                                        32,072,744              31,948,581              36,009,987
Lease financing                                                  4,074,254               5,127,639               9,900,170
                                                             -------------           -------------           -------------
Total loans                                                    266,298,513             264,750,458             269,559,089
Less
     Net deferred loan fees, premiums and discounts               (252,202)               (269,669)               (243,068)
                                                             -------------           -------------           -------------

          Loans, net of unearned income                      $ 266,046,311           $ 264,480,789           $ 269,316,021
                                                             =============           =============           =============

Allowance for loan losses                                    $  (4,800,293)          $  (4,899,063)          $  (8,244,713)
                                                             =============           =============           =============

The following is a summary of the activity in the allowance for loan losses account for the three months ended March 31, 2005 and 2004 and the year ended December 31, 2004.

                                       March 31,            December 31,             March 31,
                                         2005                   2004                   2004
                                      -----------           ------------           ------------
Balance, beginning of year            $ 4,899,063           $ 10,181,135           $ 10,181,135
Provision charged to expense                    -               (399,483)               150,000
Recoveries                                183,580              2,106,470                561,284
Loans charged off                        (282,350)            (6,989,059)            (2,647,706)
                                      -----------           ------------           ------------

Balance, end of period                $ 4,800,293           $  4,899,063           $  8,244,713
                                      ===========           ============           ============

The following schedule summarizes nonaccrual, past due and impaired loans at:

                                                       March 31,           December 31,          March 31,
                                                         2005                 2004                 2004
                                                      -----------          -----------          -----------
Non-accrual loans                                     $14,817,000          $13,384,000          $17,853,000

Accruing loans which are contractually
  past due 90 days or more as to interest or
  principal payments                                       50,100               11,000                    -
                                                      -----------          -----------          -----------

     Total non-performing loans                       $14,867,100          $13,395,000          $17,853,000
                                                      ===========          ===========          ===========

Individual loans determined to be impaired, including non-accrual loans, were as follows:

                                                            March 31,           December 31,          March 31,
                                                              2005                 2004                 2004
                                                           -----------          -----------          -----------
Loans with no allowance for loan losses allocated          $   923,000          $   975,000          $   156,000
Loans with allowance for loan losses allocated              13,303,000           10,411,000           15,108,000
                                                           -----------          -----------          -----------
    Total impaired loans                                   $14,226,000          $11,386,000          $15,264,000
                                                           ===========          ===========          ===========

Amount of allowance allocated                              $ 1,660,000          $ 1,265,000          $ 3,209,000
                                                           ===========          ===========          ===========

NOTE D - ACQUISITIONS

BRANCH PURCHASE AND ASSUMPTION AGREEMENT

On March 15, 2005, State Bank and Trust Company ("State Bank"), a wholly owned subsidiary of Rurban, entered into a Branch Purchase and Assumption Agreement (the "Purchase Agreement") with Liberty Savings Bank, FSB ("Liberty Savings"), a subsidiary of Liberty Capital, Inc. The Purchase Agreement provides for the sale to State Bank of two of Liberty Savings' bank branches and one non-banking facility located in Lima, Ohio. The transaction includes the acquisition of approximately $61.9 million in deposits and $5.4 million in loans. This transaction is expected to be completed in June 2005.

The foregoing description of the Purchase Agreement is a summary and is qualified in its entirety by reference to the full text of the Purchase Agreement, which is filed as Exhibit 2 to Rurban's Current Report on Form 8-K filed with the Securities and Exchange Commission ("SEC") on March 21, 2005.

On May 9, 2005, Rurban issued a news release announcing that it had received regulatory approval from the Federal Reserve Bank of Cleveland and the Ohio Division of Financial Institutions for its subsidiary, State Bank, to purchase two Lima, Ohio branch offices of Liberty Savings. A copy of the May 9, 2005 news release is attached as Exhibit 99 to Rurban's Current Report on Form 8-K filed with the SEC on May 10, 2005.

SUBSEQUENT EVENT

On April 13, 2005, Rurban, entered into an Agreement and Plan of Merger (the "Merger Agreement") for the acquisition of Exchange Bancshares, Inc., an Ohio corporation ("Exchange"), and its wholly-owned subsidiary, The Exchange Bank, headquartered in Luckey, Ohio. In accordance with the terms and conditions of the Merger Agreement, Exchange will be merged with and into Rurban, with Rurban being the surviving corporation in the merger. The Exchange Bank will operate as a separate bank subsidiary of Rurban following the completion of the merger.

Pursuant to the terms of the Merger Agreement, one-half of the outstanding common shares of Exchange Bancshares will be exchanged for cash and the other half the of outstanding common shares will be exchanged for common shares of Rurban. Subject to certain adjustments set forth in the Merger Agreement, each outstanding common share of Exchange will be converted into either $22.00 in cash or 1.555 common shares of Rurban. Shareholders of Exchange Bancshares who hold 100 or fewer shares will receive all cash, while shareholders holding more than 100 shares may elect cash, Rurban common shares or a combination of cash and Rurban common shares.

The Merger Agreement provides for a reduction in the purchase price per share to be paid by Rurban in the merger in the event the shareholders' equity of Exchange Bancshares (as adjusted in accordance with the Merger Agreement) falls below $8.1 million prior to the closing. On April 13, 2005, Exchange filed a Current Report on Form 8-K (the "Exchange 8-K") with the SEC, which disclosed that Exchange had received a comment letter from the SEC relating to the accounting and reporting by Exchange of its valuation allowance for deferred tax assets in fiscal years ended December 31, 2002, 2003 and 2004. The Exchange 8-K also stated that, in the event Exchange is required to revise its 2004 financial statements to reflect changes in the valuation allowance for deferred tax assets, the shareholders' equity of Exchange may be negatively impacted and could result in a reduction in the per share purchase price to be paid by Rurban in the merger.

The merger is subject to approval by federal and state regulators and the shareholders of Exchange, as well as the satisfaction of other customary conditions set forth in the Merger Agreement.

The foregoing description of the Purchase Agreement is a summary and is qualified in its entirety by reference to the full text of the Merger Agreement, which is filed as Exhibit 2.1 to the Exchange 8-K.

NOTE E - NOTE PAYABLE

RFCBC, Inc. has a note payable to The Union Banking Company secured by the common stock of Rurbanc Data Services, Inc. ("RDSI") and substantially all of the assets of RFCBC, Inc. The note requires quarterly principal payments of $300,000 together with interest at the prime rate plus 1% (6.75% at March 31, 2005) and matures on June 6, 2006. The principal note balance was $1,700,000 as of March 31, 2005, $2,000,000 as of December 31, 2004 and $4,600,000 as of March
31, 2004.

RDSI has two notes payable to State Bank. The notes were originated in September of 2004 and had a combined principal balance of $2,028,574, of which $1,128,574 was participated to F&M Bank. The first note was secured by equipment and second lien positions on all business assets and requires monthly payments of $15,857, with interest at 6.50%. The participated principal note balance was $738,483 as of March 31, 2005 and $773,654 as of December 31, 2004. The second note was secured by equipment and second lien positions on all business assets and requires monthly payments of

$6,272, with interest at 6.50%. The participated principal note balance was $292,091 as of March 31, 2005 and $306,002 as of December 31, 2004.

State Bank has a note payable to Ford Motor Credit Company secured by the vehicle being purchased. The note requires monthly payments of $795 and matures on January 5, 2008. The principal note balance was $27,035 as of March 31, 2005.

NOTE F - REGULATORY MATTERS

The Company and State Bank are subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators. If undertaken, these actions could have a direct material adverse effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and State Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and State Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). As of March 31, 2005, the Company and State Bank exceeded all "well-capitalized" requirements to which they are subject.

As of December 31, 2004, the most recent notification to the regulators categorized The State Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, State Bank must maintain capital ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed State Bank's category.

The Company's consolidated and State Bank's actual capital amounts (in millions) and ratios are also presented in the following table.

                                                                                TO BE WELL CAPITALIZED
                                                      MINIMUM REQUIRED FOR      UNDER PROMPT CORRECTIVE
                                      ACTUAL        CAPITAL ADEQUACY PURPOSES      ACTION PROVISIONS
                                 AMOUNT    RATIO        AMOUNT       RATIO       AMOUNT        RATIO
As of March 31, 2005
  Total Capital
    (to Risk-Weighted Assets)
   Consolidated                  $ 62.4     22.0%   $     22.7         8.0%     $      --        N/A
   State Bank                      39.9     15.2          20.9         8.0           26.2       10.0
  Tier I Capital
    (to Risk-Weighted Assets)
   Consolidated                    58.8     20.7          11.4         4.0             --        N/A
   State Bank                      37.0     14.1          10.5         4.0           15.7        6.0
  Tier I Capital
    (to Average Assets)
   Consolidated                    58.8     14.3          16.5         4.0             --        N/A
   State Bank                      37.0      9.5          15.5         4.0           19.4        5.0
As of December 31, 2004
  Total Capital
    (to Risk-Weighted Assets)
   Consolidated                  $ 61.9     22.0%   $     22.5         8.0%     $      --        N/A
   State Bank                      39.4     15.3          20.7         8.0           25.8       10.0
  Tier I Capital
    (to Risk-Weighted Assets)
   Consolidated                    58.4     20.7          11.3         4.0             --        N/A
   State Bank                      36.3     14.0          10.3         4.0           15.5        6.0
  Tier I Capital
    (to Average Assets)
   Consolidated                    58.4     14.2          16.5         4.0             --        N/A
   State Bank                      36.3      9.3          15.6         4.0           19.5        5.0

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

NOTE H - NEW ACCOUNTING PRONOUNCEMENTS

In March 2004, FASB issued the proposed EITF Issue 03-01, "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments," which will require an investor holding a debt security in the Available for Sale
(AFS) portfolio whose fair value is below cost (an impaired security) to declare the "intent and ability" to hold that security until its value has recovered up to cost. If the investor does declare this intent and ability, the impairment is considered "temporary." Otherwise, the impairment is classified as "other than temporary" and must be recognized immediately as a permanent write-down through the income statement. FASB has not yet determined the time frame of implementing this guidance. The Company believes that this proposed issue will have little or no material impact.

In December 2004, FASB issued a revision to Statement No. 123. Statement No. 123(R), "Share-Based Payment," will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in the financial statements. The effective date for this statement has been established by the SEC to be as of the first annual period that begins after June 15, 2005. The Company is evaluating the impact of this pronouncement and expects it to be comparable to the pro-forma effects of applying the original SFAS 123 as detailed in Note A.

NOTE I - COMMITMENTS AND CREDIT RISK

As of March 31, 2005, loan commitments and unused lines of credit totaled $49,681,000 standby letters of credit totaled $422,000 and no commercial letters of credit were outstanding.

NOTE J - SEGMENT INFORMATION

The reportable segments are determined by the products and services offered, primarily distinguished between banking and data processing operations. Other segments include the accounts of the holding company, Rurban, which provides management and operational services to its subsidiaries; and Reliance Financial Services, N.A., which provides trust and financial services to customers nationwide. Information reported internally for performance assessment follows.

As of and for the three months ended March 31, 2005

                                                          Data                        Total       Intersegment   Consolidated
                                          Banking      Processing       Other        Segments     Elimination       Totals
                                        ------------   -----------   -----------   ------------   ------------   ------------
Income statement information:
  Net interest income (expense)         $  3,340,193   $   (63,767)  $  (279,516)  $  2,996,910                  $  2,996,910

  Non-interest income - external
    customers                                636,568     2,955,705       818,252      4,410,525                     4,410,525

  Non-interest income - other segments             -       329,850       451,275        781,125       (781,125)             -
                                        ------------   -----------   -----------   ------------   ------------   ------------

    Total revenue                          3,976,761     3,221,788       990,011      8,188,560       (781,125)     7,407,435

  Non-interest expense                     3,713,285     2,487,389     1,100,351      7,301,025       (781,125)     6,519,900

  Significant non-cash items:
    Depreciation and
      amortization                           146,239       564,218        26,533        736,990              -        736,990
    Provision for loan losses                      -             -             -              -              -              -

  Income tax expense (benefit)               125,835       242,205      (118,970)       249,070              -        249,070

  Segment profit (loss)                 $    370,948   $   492,194   $  (224,677)  $    638,465   $          -   $    638,465

Balance sheet information:
  Total assets                          $407,198,943   $10,583,816   $ 4,126,544   $421,909,303   $ (7,428,815)  $414,480,488

  Goodwill and intangibles                 2,665,044             -             -      2,665,044              -      2,665,044

  Premises and equipment
    expenditures, Three months
    ended March 31, 2005                     164,795       706,011        20,703        891,509              -        891,509

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Rurban Financial Corp. ("Rurban" or "the Company") was incorporated on February 23, 1983, under the laws of the State of Ohio. Rurban is a bank holding company registered with the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended. Rurban's subsidiary, The State Bank and Trust Company ("State Bank"), is engaged in commercial banking. RFC Banking Company was created June 30, 2001 through the merger of The Peoples Banking Company, The First National Bank of Ottawa and The Citizens Savings Bank Company. As of June 6, 2003, RFC Banking Company completed the sale of all its active banking locations, retaining only selected loans. Following the sale, RFC Banking Company ceased doing business as a bank and operated as a loan subsidiary of Rurban in servicing and working out the retained loans. During the third quarter of 2004, the Company liquidated RFC Banking Company, and the assets and liabilities of RFC Banking Company were distributed to the Company. Additionally during the third quarter, the Company formed a new wholly-owned Ohio Corporation, RFCBC, Inc., to serve as an asset resolution company. The assets and liabilities that had been distributed to the Company in the liquidation of RFC Banking Company, were transferred to the new subsidiary, RFCBC, Inc.

Rurban's subsidiary, Rurbanc Data Services, Inc. ("RDSI"), provides computerized data processing services to community banks and businesses including State Bank.

Rurban Statutory Trust I ("RST") was established in August 2000. In September 2000, RST completed a pooled private offering of 10,000 Capital Securities with a liquidation amount of $1,000 per security. The proceeds of the offering were loaned to the Company in exchange for junior subordinated debentures of the Company with terms substantially similar to the Capital Securities. The sole assets of RST are the junior subordinated debentures, and the back-up obligations, in the aggregate, constitute a full and unconditional guarantee by the Company of the obligations of RST under the Capital Securities. In December 2003, FASB issued a revision to FIN 46 to clarify certain provisions that affected the accounting for trust preferred securities. As a result of the provisions in FIN 46, RST was deconsolidated as of March 31, 2004, with the Company accounting for its investment in RST as assets, its junior subordinated debentures as debt, and the interest paid thereon as interest expense. The Company had always classified the trust preferred securities as debt, but the Company eliminated its common stock investment as a result of the provisions in FIN 46.

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

The Company is confident that the previously discussed acquisitions in Note D will have no material disruptions with its customers and the anticipated closing dates will be met.

Forward-looking statements speak only as of the date on which they are made, and Rurban undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made. All subsequent written and oral forward-looking statements attributable to Rurban or any person acting on our behalf are qualified by these cautionary statements.

The following discussion is intended to provide a review of the consolidated financial condition and results of operations of Rurban. This discussion should be read in conjunction with the consolidated financial statements and related footnotes in Rurban's 2004 Annual Report on Form 10-K for the fiscal year ended December 31, 2004 filed with the Securities and Exchange Commission.

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

IMPACT OF ACCOUNTING CHANGES

In March 2004, FASB issued the proposed EITF Issue 03-01, "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments", which will require an investor holding a debt security in the Available for Sale
(AFS) portfolio whose fair value is below cost (an impaired security) declare the "intent and ability" to hold that security until its value has recovered up to cost. If the investor does declare this intent and ability, the impairment is considered "temporary". Otherwise, the impairment is classified as "other than temporary" and must be recognized immediately as a permanent write-down through the income statement. FASB has not yet determined the timeframe of implementing this guidance.

In December 2004, FASB issued a revision to Statement No. 123. Statement No. 123(R), "Share-Based Payment," will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in the financial statements. The effective date for this statement has been established by the Securities and Exchange Commission ("SEC") to be as of the first annual period that begins after June 15, 2005. The Company is evaluating the impact of this pronouncement and expects it to be comparable to the pro-forma effects of applying the original SFAS 123 as detailed in Note A.

BRANCH PURCHASE AND ASSUMPTION AGREEMENT

On March 15, 2005, State Bank, a wholly owned subsidiary of the Company., entered into a Branch Purchase and Assumption Agreement (the "Purchase Agreement") with Liberty Savings Bank, FSB ("Liberty Savings"), a subsidiary of Liberty Capital, Inc. The Purchase Agreement provides for the sale to State Bank of two of Liberty Savings' bank branches and one non-banking facility located in Lima, Ohio. The transaction includes the acquisition of approximately $61.9 million in deposits and $5.4 million in loans. This transaction is expected to be completed in June 2005.

The foregoing description of the Purchase Agreement is a summary and is qualified in its entirety by reference to the full text of the Purchase Agreement, which is filed as Exhibit 2 to Current Report on Form 8-K filed by the Company with the SEC on March 21, 2005.

On May 9, 2005, Rurban issued a news release announcing that it had received regulatory approval from the Federal Reserve Bank of Cleveland and the Ohio Division of Financial Institutions for its subsidiary, State Bank, to purchase two Lima, Ohio branch offices of Liberty Savings. A copy of the May 9, 2005 news release is attached as Exhibit 99 to Rurban's Current Report on Form 8-K filed with the SEC on May 10, 2005

SUBSEQUENT EVENT

On April 13, 2005, the Company, entered into an Agreement and Plan of Merger (the "Merger Agreement") for the acquisition of Exchange Bancshares, Inc., an Ohio corporation ("Exchange"), and its wholly-owned subsidiary, The Exchange Bank, headquartered in Luckey, Ohio. In accordance with the terms and conditions of the Merger Agreement, Exchange will be merged with and into Rurban, with Rurban being the surviving corporation in the merger. The Exchange Bank will operate as a separate bank subsidiary of Rurban following completion of the merger.

Pursuant to the terms of the Merger Agreement, one-half of the outstanding common shares of Exchange Bancshares will be exchanged for cash and the other half of outstanding common shares will be exchanged for common shares of Rurban. Subject to certain adjustments set forth in the Merger Agreement, each outstanding common share of Exchange will be converted into either $22.00 in cash or 1.555 common shares of Rurban. Shareholders of Exchange Bancshares who hold 100 or fewer shares will receive all cash, while shareholders holding more than 100 shares may elect cash, Rurban common shares or a combination of cash and Rurban common shares.

The Merger Agreement provides for a reduction in the purchase price per share to be paid by Rurban in the merger in the event the shareholders' equity of Exchange Bancshares (as adjusted in accordance with the Merger Agreement) falls below $8.1 million prior to the closing. On April 13, 2005, Exchange filed a Current Report on Form 8-K (the "Exchange 8-K") with the SEC, which disclosed that Exchange had received a comment letter from the SEC relating to the accounting and reporting by Exchange of its valuation allowance for deferred tax assets in the fiscal years ended December 31, 2002, 2003 and 2004. The Exchange 8-K also stated that, in the event Exchange is required to revise its 2004 financial statements to reflect changes in the valuation allowance for deferred tax assets, the shareholders' equity of Exchange may be negatively impacted and could result in a reduction in the per share purchase price to be paid by Rurban in the merger.

The merger is subject to approval by federal and state regulators and the shareholders of Exchange, as well as the satisfaction of other customary conditions set forth in the Merger Agreement.

The foregoing description of the Purchase Agreement is a summary and is qualified in its entirety by reference to the full text of the Merger Agreement, which is filed as Exhibit 2.1 to the Current Report on Form 8-K filed by the Company with the SEC on April 14, 2005.

QUARTERLY EARNINGS SUMMARY

Net income for the first quarter of 2005 was $638,000, or $0.14 per diluted share, versus $612,000, or $0.13 per diluted share, for the first quarter of 2004. The quarterly increase in net income is mainly driven by data processing fees being $264,000 more than the first quarter of 2004 mostly offset by equipment expense being $214,000 higher in the first quarter of 2005 attributed to equipment purchases and maintenance contracts relating to the growth of RDSI. RDSI acquired six new data processing customers in the first quarter of 2005 and three of these will be item processing clients as well.

Net interest income increased $13,000 to $3.0 million for the three months ended March 31, 2005 compared to $3.0 million for the first quarter 2004. The increase in net interest income is attributed to the 19 basis point improvement in the net interest margin to 3.28% compared to 3.09% in the first quarter of 2004, partially offset by a 3.6% decline in average earning assets. The Company continues to maintain its conservative posture on asset quality and adheres to its disciplined approach to loan growth. As a result, the Company has managed its balance sheet to benefit from rising interest rates.

The provision for loan losses was $0 for the first quarter of 2005 compared to $150,000 for the first quarter of 2004. Loan loss reserves were 1.81% of total loans in the first quarter of 2005 compared to 3.06% in the first quarter of 2004.

Non-interest income increased $76,000 to $4.4 million in the first quarter of 2005 compared to $4.3 million for the first quarter of 2004. The increase in non-interest income was mainly the result of the increase in data processing fees of $264,000 associated with the expansion of RDSI's customer base and a higher level of termination fees from several banks that were merged and left the system. The quarterly increase was mostly offset by trust fees at RFS being $40,000 lower due to the decline in the equity markets in the first quarter of 2005 and a one-time new customer conversion fee in the first quarter of 2004. Customer service fees and mortgage banking income also declined due to lower average volume levels of transaction accounts and lower mortgage originations.

Non-interest expense increased $231,000 to $6.5 million for the first quarter of 2005 compared to $6.3 million for the first quarter of 2004. The majority of expense categories showed only modest changes reflecting the Company's focus on cost containment. The only material increase is the aforementioned equipment expenses relating to RDSI.

CHANGES IN FINANCIAL CONDITION

MARCH 31, 2005 VS. DECEMBER 31, 2004

At March 31, 2005, total assets were $414.5 million, a decrease of $0.8 million from December 31, 2004. The decrease was primarily attributable to a decrease in available for sale securities of $6.0 million partially offset by increases in loans and federal funds sold of $1.6 and $4.3 million, respectively.

At March 31, 2005, the decrease in total liabilities and shareholders' equity of $0.8 million from December 31, 2004 was mainly attributable to decreases in FHLB Advances of $2.5 million, federal funds purchased of $2.5 million, and other liabilities of $0.6 million mostly offset by an increase in deposits of $5.3 million.

MARCH 31, 2005 VS. MARCH 31, 2004

As of March 31, 2005, total assets decreased $7.3 million from March 31, 2004. The decrease was mainly due to reductions in federal funds sold of $10.4 million and loans of $3.3 million relating to the planned exit of out-of-market loans partially offset by an increase in available-for-sale securities of $4.8 million.

As of March 31, 2005, total liabilities and shareholders' equity decreased $7.3 million. The decrease was mainly attributed to a decrease in total deposits of $22.8 million partially offset by an increase of $14.5 million in FHLB advances.

LINKED QUARTER COMPARISON

The Company reported a net profit for the first quarter of 2005 of $638,000, or $0.14 per diluted share, versus a net profit of $715,000, or $0.16 per diluted share, for the fourth quarter of 2004. The first quarter profit was mainly due to an improvement in the net interest margin coupled with an increase in data processing fee income from RDSI as well as a reduction in the provision for loan losses as a result of continued improvements in credit quality.

Net interest income decreased $32,000 or 1% to $3.0 million for the first quarter of 2005 when compared to the fourth quarter of 2004. This decrease was driven by the impact of a $1.3 million reduction in average loan volume coupled with an increase in funding costs as the decrease of $3.3 million of average deposits were replaced with additional borrowings.

A comparison of financial results for the quarter ended March 31, 2005 to the previous quarter ended December 31, 2004 is as follows:

                                                                       Linked
                                           Three Months Ended          Quarter
                                       03/31/05         12/31/04      % Change
                                      ---------        ---------      --------
                                    (dollars in millions, except per share data)
Total Assets                          $     414        $     415         --
Loans Held for Sale                         0.3              0.1         --
Loans (net of unearned income)              266              264         +1%
Allowance for Loan Losses                   4.8              4.9         -2%
Total Deposits                              285              280         +2%
Net interest Income                         3.0              3.0         --
Loan Loss Provision                          --             (0.5)        --
Non-interest Income                         4.4              4.2         +5%
Non-interest Expense                        6.5              6.6         -1%
Net Income                                  0.6              0.7         --
Basic Earnings Per Share              $    0.14        $    0.16         --
Diluted Earnings Per Share            $    0.14        $    0.16         --

On a linked quarter basis, total loans increased $2 million and total assets remained relatively flat. Although there was an increase in total loans for the linked quarter, residential loans decreased primarily due to rising mortgage rates in the first quarter of 2005 resulting in a slow-down in loan production. The Company continues to promote the exiting of out-of-market loans.

TOTAL REVENUE

                                      Three Months Ended
                        03/31/05     12/31/04     $Change     %Change
                        --------     --------     -------     -------
                                    (dollars in thousands)
Total Revenue           $  7,407     $  7,222     $  +185       +3%

Total revenue (net interest income plus noninterest income) was $7.4 million for the first quarter of 2005 compared to $7.2 million for the fourth quarter of 2004, up $185,000 or 3%.

NET INTEREST INCOME

                                      Three Months Ended
                        03/31/05     12/31/04     $Change     %Change
                        --------     --------     -------     -------
                                    (dollars in thousands)
Net Interest Income     $  2,997     $  3,029     $   -32       -11%

Net interest income decreased $32,000 in the first quarter of 2005 when compared to the fourth quarter of 2004. The tax equivalent net interest margin for the first quarter of 2005 was 3.28% compared to 3.24% for the previous quarter. The increase in net interest margin was principally a result of a higher level of investment portfolio earnings, the repricing of higher cost interest-bearing liabilities, and the slight increase in outstanding loans.

LOAN LOSS PROVISION

The provision for loan losses was $0 for the first quarter of 2005 compared to a $529,000 reduction in the fourth quarter of 2004. The decrease in the provision in the fourth quarter was the result of the continued review and determination of the level of reserves necessary to absorb probable losses in the loan portfolio. This continued into the first quarter as the Company had no provision. The results of the first quarter are discussed in the "Allowance for Loan Losses" section.

NON-INTEREST INCOME

                                                Three Months Ended
                                  03/31/05     12/31/04     $Change     %Change
                                  --------     --------     -------     -------
                                              (dollars in thousands)
Total Non-interest Income         $  4,411     $  4,193     $  +218       +5%

- Data Service Fees                  2,956        2,795        +161       +6%
- Trust Fees                           804          740         +64       +9%
- Deposit Service Fees                 437          467         -30       -6%
- Gains on Sale of Loans                 8           14          -6      -43%
- Gains on Sale of Securities           (9)           5         -14        -
- Gain (Loss) on Assets                (39)         (34)         -5        -
- Other                                254          206         +48      +23%

Non-interest income increased by $218,000 to $4.4 million in the first quarter of 2005 compared to $4.2 million in the fourth quarter of 2004. This increase is mainly due to the Company's two non-bank subsidiaries, RDSI and RFS. RDSI's continued improvement resulted in an increase of $161,000 in data processing fees when compared to the previous quarter as a result of new banking clients and new product implementation. RFS added another strong quarter of earnings resulting in an increase of $64,000 in trust fees when compared to the previous quarter.

NON-INTEREST EXPENSE

                                                Three Months Ended
                                  03/31/05     12/31/04     $Change     %Change
                                  --------     --------     -------     -------
                                              (dollars in thousands)
Total Non-interest Expense        $  6,520     $  6,560     $   -40        -1%

- Salaries & Employee Benefits       3,231        3,290         -59        -2%
- Equipment Expense                  1,253        1,178         +75        +6%
- Professional Fees                    519          594         -75       -13%
- All Other                          1,517        1,498         +19        +1%

Non-interest expense for the first quarter of 2005 was $6.5 million compared to $6.6 million for the fourth quarter of 2004, a decrease of $40,000 or 1%. The quarterly decrease is due to a reduction in professional fees of $75,000 as a result of a reduction in classified assets that required the assistance of legal counsel and a decrease in salary and employee benefits of $59,000 due to first quarter accrual adjustments for incentive compensation. The quarterly decrease was somewhat offset by an increase in equipment expense of $75,000 mainly due to new software and building purchases at RDSI associated with its new location.

LOANS

                                                   As of
                                         % of                   % of       Inc
                            03/31/05     Total     12/31/04     Total     (Dec)
                            --------     -----     --------     -----     -----
                                         (dollars in millions)
Commercial                  $     60      23%      $     59      22%      $   1
Commercial real estate            65      24%            64      24%          1
Agricultural                      42      16%            41      16%          1
Residential                       63      24%            64      24%         (1)
Consumer                          32      12%            32      12%          -
Leasing loans                      4       1%             5       2%         (1)
                            --------               --------               -----
Total                       $    266               $    265               $   1
Loans held for sale              0.3                    0.1                   -
                            --------               --------               -----
     Total                  $    267               $    265               $   1

Loans increased $1 million from December 31, 2004 to March 31, 2005. During the first quarter of 2005, the Company intensified its marketing efforts in Northwest Ohio and continued its focus on sales resulting in an improvement in loan volume, some of which is seasonally related to agriculture and some of which may be attributed to an improved local economy.

ASSET QUALITY

                         As of and For the Quarter Ended
                         -------------------------------
                              (dollars in millions)
                                              03/31/05       12/31/04         Change
                                              --------       --------        --------
Non-performing loans                          $   15.9       $   14.4        $   +1.5
Non-performing assets                             17.0           15.4            +1.6
Non-performing assets/ loan plus OREO             6.37%          5.80%          +0.57%
Non-performing assets/ total assets               4.10%          3.71%          +0.39%
Net chargeoffs                                     0.1           (0.1)           +0.2
Net chargeoffs (annualized)/ total loans           N/A            N/A             N/A
Loan loss provision                                 --           (0.5)             --
Allowance for loan loss - $                        4.8            4.9            -0.1
Allowance for loan loss - %                       1.81%          1.85%          -0.04%
Allowance/non-performing loans                      30%            34%             --
Allowance/non-performing assets                     28%            32%             --

Non-performing assets at March 31, 2005 increased to $17.0 million or 4.10% of total assets, versus $15.4 million, or 3.71% at December 31, 2004, an increase of $1.6 million. This increase is attributed to a $1.4 million increase in non-accrual loans. Net chargeoffs for the first quarter of 2005 were $0.1 million compared to a net recovery of $0.1 million in the fourth quarter of 2004.

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

                                  ----------03/31/05-----------       -----------12/31/04----------
                                                  ALLOCATION                          ALLOCATION
                                   LOAN        ----------------        LOAN        ----------------
                                  BALANCE        $          %         BALANCE        $          %
                                  -------      -----      -----       -------      -----      -----
Allocations for individual
commercial loans graded
Doubtful (impaired)               $  14.2      $ 1.7      11.97%      $  11.4      $ 1.3      11.40%
Allocations for individual
commercial loans graded
Substandard                           9.4        0.6       6.38          15.5        1.0       6.45
Allocation based on Special
Mention loan balance                 13.3        0.4       3.01          13.6        0.4       2.94
"General" allowance based on
chargeoff history of nine
categories of loans                 229.6        2.1       0.91         224.4        2.2       0.98
                                  -------      -----      -----       -------      -----      -----
               TOTAL              $ 266.5      $ 4.8       1.81%      $ 264.9      $ 4.9       1.85%

The amount of loans classified as doubtful increased $2.8 million to $14.2 million for the quarter ended March 31, 2005 and substandard loans decreased $6.1 million to $9.4 million. Allowance allocations on doubtful loans increased $0.4 million and the allowance allocations on substandard loans decreased $0.4 million from December 31, 2004. The allowance for loan losses at March 31, 2005 was $4.8 million or 1.81% of loans compared to $4.9 million or 1.85% at December 31, 2004.

CAPITAL RESOURCES

At March 31, 2005, actual capital levels (in millions) and minimum required levels were:

                                                                                     Minimum Required
                                                              Minimum Required    To Be Well Capitalized
                                                                 For Capital      Under Prompt Corrective
                                                Actual        Adequacy Purposes     Action Regulations
                                          -----------------   -----------------   -----------------------
                                          Amount      Ratio   Amount      Ratio    Amount           Ratio
                                          ------      -----   ------      -----   --------          -----
Total capital (to risk weighted assets)
  Consolidated                            $ 62.4      22.0%   $ 22.7       8.0%   $      -            N/A
  State Bank                                39.9      15.2      20.9       8.0        26.2           10.0

      The Company and State Bank were categorized as well capitalized at March 31, 2005.

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

Under the terms of the Agreement, State Bank and RFCBC, Inc. were prohibited from paying dividends to the Company without prior regulatory approval. The Agreement also prohibited the Company from paying trust preferred "dividends" and common stock dividends without prior regulatory approval.

On February 18, 2005, the Company received notice from the Federal Reserve Bank and the Ohio Department of Financial Institutions that approval was given effective February 17, 2005 to release the Company and State Bank from the Agreement.

GOALS FOR 2005 AND 2006

      The Company's near term goals include:

            -  Continued focus on the quality of the loan underwriting process

            -  Continued efforts to reduce the level of problem loans

            -  Continued focus on Customer Relationship Management (CRM)

            -  Continued efforts to improve operational efficiencies

            -  Continue to build shareholder value and franchise value.

LIQUIDITY

Liquidity relates primarily to the Company's ability to fund loan demand, meet deposit customers' withdrawal requirements and provide for operating expenses. Assets used to satisfy these needs consist of cash and due from banks, federal funds sold, interest earning deposits in other financial institutions, securities available-for sale and loans held for sale. These assets are commonly referred to as liquid assets. Liquid assets were $116.2 million at March 31, 2005 compared to $119.6 million at December 31, 2004.

The Company's residential first mortgage portfolio of $62.9 million at March 31, 2005 and $63.8 million at December 31, 2004, which can and has been used to collateralize borrowings, is an additional source of liquidity. Management believes its current liquidity level is sufficient to meet its liquidity needs. At March 31, 2005, all eligible mortgage loans were pledged under a Federal Home Loan Bank ("FHLB") blanket lien.

The cash flow statements for the periods presented provide an indication of the Company's sources and uses of cash as well as an indication of the ability of the Company to maintain an adequate level of liquidity. A discussion of the cash flow statements at March 31, 2005 and 2004 follows.

The Company experienced positive cash flows from operating activities at March 31, 2005 and 2004. Net cash from operating activities was $553,005 and $440,249, respectively, at March 31, 2005 and 2004.

Net cash flow from investing activities was $1.9 million and $14.8 million at March 31, 2005 and 2004 respectively. The changes in net cash from investing activities at March 31, 2005 include an increase in securities of $4.6 million partially offset by loan growth of $2.0 million. The changes in net cash from investing activities at March 31, 2004 include a increase in securities of $10.0 million, a decrease in loans of $(12.6) million and changes in interest-bearing deposits, purchases of premises and equipment and other investing activities.

Net cash flow from financing activities was $37,550 and $(13.9) million at March 31, 2005 and 2004, respectively. The net cash variance was primarily due to a increase in total deposits of $5.3 million at March 31, 2005 compared to a reduction of total deposits of $(9.7) million at March 31, 2004.

OFF-BALANCE-SHEET BORROWING ARRANGEMENTS:

Significant additional off-balance-sheet liquidity is available in the form of FHLB advances, unused federal funds lines from correspondent banks, and the national certificate of deposit market.

Approximately $54.0 million of the Company's $62.9 million residential first mortgage loan portfolio qualifies to collateralize FHLB borrowings and was pledged to meet FHLB collateralization requirements as of March 31, 2005. In addition to residential first mortgage loans, $35.8 million in investment securities are pledged to meet FHLB collateralization requirements. Based on the current collateralization requirements of the FHLB, approximately $14.8 million of additional borrowing capacity existed at March 31, 2005.

As of March 31, 2005, the Company had unused federal funds lines totaling $20.0 million from three correspondent banks. At December 31, 2004, the Company had $13.0 million in fund lines. Federal funds borrowed were $5.0 million at March 31, 2005 and $7.5 million at December 31, 2004.

                  TABULAR DISCLOSURE OF CONTRACTUAL OBLIGATIONS
                                 MARCH 31, 2005

                                                             PAYMENT DUE BY PERIOD
                                  ----------------------------------------------------------------------------
                                                       LESS                                           MORE
                                                      THAN 1           1 - 3          3 - 5          THAN 5
   Contractual Obligations            TOTAL            YEAR            YEARS          YEARS           YEARS
   -----------------------        ------------     ------------     -----------     ----------     -----------
Long-Term Debt Obligations        $ 53,500,000     $ 19,500,000     $ 5,000,000     $6,000,000     $23,000,000
Other Debt Obligations              13,067,609        1,399,529         942,406        415,674      10,310,000
Capital Lease Obligations                    0                0               0              0               0
Operating Lease Obligations          2,565,324          261,600         523,200        523,200       1,257,324
Purchase Obligations                         0                0               0              0               0

Other Long-Term Liabilities
Reflected on the Registrant's
Balance Sheet under GAAP           152,042,228       90,114,383      59,958,915      1,765,456         203,474
                                  ------------     ------------     -----------     ----------     -----------
               Total              $221,175,161     $111,275,512     $66,424,521     $8,704,330     $34,770,798
                                  ============     ============     ===========     ==========     ===========

The Company's contractual obligations as of March 31, 2005 were evident in long-term debt obligations, other debt obligations, operating lease obligations and other long-term liabilities. Long-term debt obligations are comprised of FHLB advances of $53.5 million. Other debt obligations are comprised of Trust Preferred Securities of $10.3 million and Notes Payable of $2.8 million. The operating lease obligation is a lease on the RDSI-South building of $99,600 a year and the RDSI-North building of $162,000 a year. Other long-term liabilities are comprised of time deposits of $152,042,228.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following table provides information about the Company's financial instruments used for purposes other than trading that are sensitive to changes in interest rates as of March 31, 2005. It does not present when these items may actually reprice. For loans receivable, securities, and liabilities with contractual maturities, the table presents principal cash flows and related weighted-average interest rates by contractual maturities as well as the Company's historical experience of the impact of interest rate fluctuations on the prepayment of loans and mortgage backed securities. For core deposits (demand deposits, interest-bearing checking, savings, and money market deposits) that have no contractual maturity, the table presents principal cash flows and, as applicable, related weighted-average interest rates based upon the Company's historical experience, management's judgment and statistical analysis, as applicable, concerning their most likely withdrawal behaviors. The current historical interest rates for core deposits have been assumed to apply for future periods in this table as the actual interest rates that will need to be paid to maintain these deposits are not currently known. Weighted average variable rates are based upon contractual rates existing at the reporting date.

          PRINCIPAL/NOTIONAL AMOUNT MATURING OR ASSUMED TO WITHDRAW IN:
                             (DOLLARS IN THOUSANDS)

                                     First       Years
                                     Year        2 - 5     Thereafter     Total
                                   ---------   ---------   ----------   ---------
Comparison of 2005 to 2004:
Total rate-sensitive assets:
         At March 31, 2005         $ 129,975   $ 149,958   $   96,566   $ 376,499
         At December 31, 2004        131,266     151,944       93,317     376,527
                                   ---------   ---------   ----------   ---------
Increase (decrease)                $  (1,291)  $  (1,986)  $    3,249   $     (28)
Total rate-sensitive liabilities:
         At March 31, 2005         $ 146,759   $ 180,553   $   33,526   $ 360,838
         At December 31, 2004        152,986     174,129       33,459     360,574
                                   ---------   ---------   ----------   ---------
Increase (decrease)                $  (6,227)  $   6,424   $       67   $     264

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

Changes in Internal Control Over Financial Reporting

      There were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Company's fiscal quarter ended March 31, 2005, that have materially affected or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      Not applicable

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

      a.    Not applicable

      b.    Not applicable

      c. The following table provides information regarding repurchases of the Company's common shares during the three months ended March 31, 2005:

                                                                                  Maximum Number
                                                                                 (or Approximate
                                                            Total Number of      Dollar Value) of
                                                          Shares Purchased as  Shares  that May Yet
                                                            Part of Publicly    Be Purchased Under
                      Total Number of     Average Price    Announced Plans or      the Plans or
      Period        Shares Purchased (1)  Paid per Share        Programs             Programs
------------------  --------------------  --------------  -------------------  --------------------
January 1 thru             1,306              $14.12
January 31, 2005                                                  --                    --

February 1 thru            2,049              $14.16
February 28, 2005                                                 --                    --

March 1 thru March         2,109              $14.02
31, 2005                                                          --                    --

(1) All of the repurchased shares were purchased by Reliance Financial Services, N.A., an indirect subsidiary of the Company, in its capacity as the administrator of the Company's Employee Stock Ownership and Savings Plan.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

I. Annual Meeting of Shareholders - April 21, 2005

      a. On April 21, 2005, Rurban Financial Corp. held its Annual Meeting of Shareholders. At the close of business on the February 22, 2005 record date, 4,568,085 Rurban Financial Corp. common shares were outstanding and entitled to vote. At the Annual Meeting, 3,624,742 or 79.3% of the outstanding common shares entitle to vote were represented by proxy or in person.

      b.    Directors elected at the Annual Meeting for a three year term:

            John R. Compo
            John Fahl
            Robert A. Fawcett, Jr.
            Rita A. Kissner

            Directors whose term of office continued after the Annual Meeting:

            Thomas A. Buis
            Thomas M. Callan
            Richard L. Hardgrove
            Eric C. Hench
            Kenneth A. Joyce
            Steven D. VanDemark
            J. Michael Walz, D.D.S.

      c.    Results of Matters voted upon at the Annual Meeting: Election of
            Directors:

        Nominee         Votes For  Votes Withheld
----------------------  ---------  --------------
John R. Compo           3,437,740     187,002
John Fahl               3,481,883     142,859
Robert A. Fawcett, Jr.  3,464,594     160,148
Rita A. Kissner         3,448,320     176,422

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

                                                  RURBAN FINANCIAL CORP.

Date: May 12, 2005                                By  /s/ Kenneth A. Joyce
                                                      ------------------------
                                                      Kenneth A. Joyce
                                                      President & Chief
                                                      Executive Officer

                                                  By  /s/ James E. Adams
                                                      --------------------------
                                                      James E. Adams
                                                      Executive Vice President &
                                                      Chief Financial Officer