Form 10-Q
period 2005-06-30
RURBAN FINANCIAL CORP
filed 2005-08-15
CIK 767405

                                    Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2005

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to ____________

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

                               Yes       No   X
                                   -----    -----

     The number of common shares of Rurban Financial Corp. outstanding was 4,571,317 on August 1, 2005.

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

   Exhibit 2 - Agreement and Plan of Merger, dated as of April 13, 2005, by and between Rurban Financial Corp. and Exchange Bancshares, Inc.
   Exhibit 31.1 - Rule 13a-14(a)/15d-14(a) Certification (Principal Executive
                  Officer)
   Exhibit 31.2 - Rule 13a-14(a)/15d-14(a) Certification (Principal Executive
                  Officer)
   Exhibit 32.1 - Section 1350 Certification (Principal Executive Officer)
   Exhibit 32.2 - Section 1350 Certification (Principal Executive Officer)

Signatures

EX-2 Agreement and Plan of Merger, dated as of April 13, 2005, by and between Rurban Financial Corp. and Exchange Bancshares, Inc.
EX-31.1   302 Certification
EX-31.2   302 Certification
EX-32.1   906 Certification
EX-32.2   906 Certification

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The interim condensed consolidated financial statements of Rurban Financial Corp. ("Rurban" or the "Company") are unaudited; however, the information contained herein reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of financial condition and results of operations for the interim periods presented. All adjustments reflected in these financial statements are of a normal recurring nature in accordance with Rule 10-01(b)(8) of Regulation S-X. Results of operations for the three and six months ended June 30, 2005 are not necessarily indicative of results for the complete year.

                             RURBAN FINANCIAL CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
               JUNE 30, 2005, DECEMBER 31, 2004 AND JUNE 30, 2004

                                         (UNAUDITED)                   (UNAUDITED)
                                          JUNE 30,     DECEMBER 31,     JUNE 30,
                                            2005           2004           2004
                                        ------------   ------------   ------------
ASSETS

Cash and due from banks                 $  7,893,845   $ 10,617,766   $ 13,171,717
Federal funds sold                        23,200,000             --      3,000,000
                                        ------------   ------------   ------------
   Cash and cash equivalents              31,093,845     10,617,766     16,171,717
Interest-bearing deposits                    150,000        150,000        250,000
Available-for-sale securities            108,719,426    108,720,491     98,097,284
Loans held for sale                          350,800        112,900             --
Loans, net of unearned income            271,827,036    264,480,789    270,692,050
Allowance for loan losses                 (5,210,464)    (4,899,063)    (6,922,995)
Premises and equipment                     9,405,152      7,740,442      6,884,088
Purchased software                         4,378,941      4,564,474      3,960,466
Federal Reserve and Federal Home Loan
   Bank stock                              2,846,600      2,793,000      2,789,700
Foreclosed assets held for sale, net       2,287,981        720,000        405,000
Interest receivable                        2,094,732      1,984,452      1,881,886
Deferred income taxes                             --             --      3,114,552
Goodwill                                   6,506,320      2,144,304      2,144,304
Core deposits and other intangibles        1,068,890        542,978        593,005
Cash value of life insurance               9,287,891      9,146,816     10,005,213
Other                                      6,240,743      6,529,397      4,959,292
                                        ------------   ------------   ------------
   Total assets                         $451,047,893   $415,348,746   $415,025,562
                                        ============   ============   ============

See notes to condensed consolidated financial statements (unaudited)

Note: The balance sheet at December 31, 2004 has been derived from the audited consolidated financial statements at that date.

                             RURBAN FINANCIAL CORP.
                CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
               JUNE 30, 2005, DECEMBER 31, 2004 AND JUNE 30, 2004

                                                            (UNAUDITED)                   (UNAUDITED)
                                                             JUNE 30,     DECEMBER 31,     JUNE 30,
                                                               2005           2004           2004
                                                           ------------   ------------   ------------
LIABILITIES

   Deposits
      Demand                                               $ 41,422,203   $ 37,831,810   $ 33,300,989
      Savings, interest checking and money market           108,232,569     87,795,630     94,934,794
      Time                                                  190,750,003    153,996,874    162,755,279
                                                           ------------   ------------   ------------
         Total deposits                                     340,404,775    279,624,314    290,991,062
   Notes payable                                              2,405,527      3,079,656      3,050,037
   Federal Home Loan Bank advances                           38,000,000     56,000,000     54,000,000
   Federal funds purchased                                           --      7,500,000             --
   Retail repurchase agreements                               4,623,964      4,059,151      3,115,032
   Trust preferred securities                                10,310,000     10,310,000     10,310,000
   Interest payable                                           1,115,358        994,114      2,708,568
   Deferred income taxes                                        274,597        523,111             --
   Other liabilities                                          3,314,136      2,952,605      2,623,647
                                                           ------------   ------------   ------------
         Total liabilities                                  400,448,357    365,042,951    366,798,346
                                                           ------------   ------------   ------------

COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS' EQUITY

   Common stock, $2.50 stated value; authorized
      10,000,000 shares; issued 4,575,702; outstanding
      June 30, 2005 - 4,571,317, December 31, 2004 -
      4,568,388 and June 30, 2004 - 4,567,296 shares         11,439,255     11,439,255     11,439,255
   Additional paid-in capital                                10,999,484     11,003,642     11,007,086
   Retained earnings                                         29,011,619     28,943,736     27,530,508
   Unearned employee stock ownership plan (ESOP) shares              --             --        (84,857)
   Accumulated other comprehensive income                      (613,926)      (803,189)    (1,371,828)
   Treasury stock, at cost
      Common; June 30, 2005 - 7,214, December 31, 2004 -
         7,314 and June 30, 2004 - 8,406 shares                (236,896)      (277,649)      (292,948)
                                                           ------------   ------------   ------------
         Total stockholders' equity                          50,599,536     50,305,795     48,227,216
                                                           ------------   ------------   ------------
         Total liabilities and stockholders' equity        $451,047,893   $415,348,746   $415,025,562
                                                           ============   ============   ============

See notes to condensed consolidated financial statements (unaudited)

Note: The balance sheet at December 31, 2004 has been derived from the audited consolidated financial statements at that date.

                             RURBAN FINANCIAL CORP.
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                               THREE MONTHS ENDED

                                       JUNE 30,     JUNE 30,
                                         2005         2004
                                      ----------   ----------
INTEREST INCOME
   Loans
      Taxable                         $3,997,200   $3,920,218
      Tax-exempt                          14,823       16,580
   Securities
      Taxable                            984,949      862,159
      Tax-exempt                          52,173       39,171
   Other                                  83,959       10,990
                                      ----------   ----------
         Total interest income         5,133,104    4,849,118
                                      ----------   ----------

INTEREST EXPENSE
   Deposits                            1,293,323    1,151,545
   Other borrowings                       66,929       74,846
   Retail repurchase agreements           18,806        6,600
   Federal Home Loan Bank advances       554,324      429,997
   Trust preferred securities            272,402      276,251
                                      ----------   ----------
         Total interest expense        2,205,784    1,939,239
                                      ----------   ----------

NET INTEREST INCOME                    2,927,320    2,909,879

PROVISION (CREDIT) FOR LOAN LOSSES       352,000     (340,000)
                                      ----------   ----------
NET INTEREST INCOME AFTER PROVISION
   (CREDIT) FOR LOAN LOSSES            2,575,320    3,249,879
                                      ----------   ----------

NON-INTEREST INCOME
   Data service fees                   2,872,763    2,425,862
   Trust fees                            779,047      732,459
   Customer service fees                 446,286      505,340
   Net gains on loan sales                 9,278        9,919
   Net realized gains on sales of
      available-for-sale securities           --       62,887
   Loan servicing fees                    79,297       97,266
   Gain on sale of assets                 56,034       96,746
   Other                                 175,981      152,405
                                      ----------   ----------
         Total non-interest income     4,418,686    4,082,884
                                      ----------   ----------

See notes to condensed financial statements (unaudited)

                             RURBAN FINANCIAL CORP.
     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) (CONTINUED)
                               THREE MONTHS ENDED

                                        JUNE 30,     JUNE 30,
                                          2005         2004
                                       ----------   ----------
NON-INTEREST EXPENSE
   Salaries and employee benefits      $3,501,021   $3,295,728
   Net occupancy expense                  294,243      235,279
   Equipment expense                    1,283,692    1,020,485
   Data processing fees                   113,499       68,023
   Professional fees                      710,539      677,428
   Marketing expense                       83,254       74,571
   Printing and office supplies           130,591      107,863
   Telephone and communications           164,134      166,643
   Postage and delivery expense            83,975       85,811
   State, local and other taxes            88,825      211,502
   Employee expense                       265,459      231,049
   Other                                  525,708      390,330
                                       ----------   ----------
      Total non-interest expense        7,244,940    6,564,712
                                       ----------   ----------
INCOME (LOSS) BEFORE INCOME TAX          (250,934)     768,051
PROVISION (BENEFIT) FOR INCOME TAXES     (137,232)      59,008
                                       ----------   ----------
NET INCOME (LOSS)                      $ (113,702)  $  709,043
                                       ==========   ==========
BASIC EARNINGS (LOSS) PER SHARE        $    (0.02)  $     0.16
                                       ==========   ==========
DILUTED EARNINGS (LOSS) PER SHARE      $    (0.02)  $     0.16
                                       ==========   ==========
DIVIDENDS DECLARED PER SHARE           $     0.05   $       --
                                       ==========   ==========

See notes to condensed financial statements (unaudited)

                             RURBAN FINANCIAL CORP.
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                                SIX MONTHS ENDED

                                                     JUNE 30,     JUNE 30,
                                                       2005         2004
                                                   -----------   ----------
INTEREST INCOME
   Loans
      Taxable                                      $ 7,911,166   $8,161,530
      Tax-exempt                                        30,329       35,226
   Securities
      Taxable                                        2,039,407    1,644,681
      Tax-exempt                                        94,198       80,493
   Other                                               102,217       41,065
                                                   -----------   ----------
         Total interest income                      10,177,317    9,962,995
                                                   -----------   ----------
INTEREST EXPENSE
   Deposits                                          2,396,744    2,430,576
   Other borrowings                                    137,204      233,204
   Retail repurchase agreements                         36,453       15,095
   Federal Home Loan Bank advances                   1,140,876      837,560
   Trust preferred securities                          541,810      552,501
                                                   -----------   ----------
         Total interest expense                      4,253,087    4,068,936
                                                   -----------   ----------
NET INTEREST INCOME                                  5,924,230    5,894,059

PROVISION (CREDIT) FOR LOAN LOSSES                     352,000     (190,000)
                                                   -----------   ----------
NET INTEREST INCOME AFTER PROVISION (CREDIT) FOR
   LOAN LOSSES                                       5,572,230    6,084,059
                                                   -----------   ----------
NON-INTEREST INCOME
   Data service fees                                 5,828,468    5,117,100
   Trust fees                                        1,583,540    1,575,989
   Customer service fees                               883,002    1,019,186
   Net gains on loan sales                              17,348       20,047
   Net realized gains (losses) on sales of
      available-for-sale securities                     (8,750)     123,962
   Loan servicing fees                                 146,140      194,031
   Gain on sale of assets                               17,076       78,331
   Other                                               362,386      289,253
                                                   -----------   ----------
         Total non-interest income                   8,829,210    8,417,899
                                                   -----------   ----------

See notes to condensed consolidated financial statements (unaudited)

                             RURBAN FINANCIAL CORP.
     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) (CONTINUED)
                                SIX MONTHS ENDED

                                      JUNE 30,      JUNE 30,
                                        2005          2004
                                    -----------   ------------
NON-INTEREST EXPENSE
   Salaries and employee benefits   $ 6,732,345   $ 6,550,896
   Net occupancy expense                584,398       486,705
   Equipment expense                  2,536,791     2,059,578
   Data processing fees                 204,697       208,547
   Professional fees                  1,229,070     1,145,947
   Marketing expense                    163,971       178,781
   Printing and office supplies         281,833       253,639
   Telephone and communications         313,937       312,469
   Postage and delivery expense         158,027       176,400
   State, local and other taxes         233,353       414,601
   Employee expense                     501,530       388,229
   Other                                824,888       678,119
                                    -----------   -----------
      Total non-interest expense     13,764,840    12,853,911
                                    -----------   -----------
INCOME BEFORE INCOME TAX                636,600     1,648,047
PROVISION FOR INCOME TAXES              111,838       326,982
                                    -----------   -----------
NET INCOME                          $   524,762   $ 1,321,065
                                    ===========   ===========
BASIC EARNINGS PER SHARE            $      0.11   $      0.29
                                    ===========   ===========
DILUTED EARNINGS PER SHARE          $      0.11   $      0.29
                                    ===========   ===========
DIVIDENDS DECLARED PER SHARE        $      0.10   $        --
                                    ===========   ===========

See notes to condensed consolidated financial statements (unaudited)

                             RURBAN FINANCIAL CORP.
          CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS'
                               EQUITY (UNAUDITED)

                                                  Three Months Ended           Six Months Ended
                                              -------------------------   -------------------------
                                                June 30,      June 30,      June 30,      June 30,
                                                  2005          2004          2005          2004
                                              -----------   -----------   -----------   -----------
Balance at beginning of period                $49,776,761   $49,273,631   $50,305,795   $48,382,756
Net Income (Loss)                                (113,702)      709,043       524,762     1,321,065
Other comprehensive income (loss):
   Net change in unrealized gains (losses)
      on securities available for sale, net     1,129,671    (1,794,775)      189,266    (1,572,911)
                                              -----------   -----------   -----------   -----------
Total comprehensive income (loss)               1,015,969    (1,085,732)      714,028      (251,846)
Cash dividend                                    (228,456)           --      (456,882)           --
Stock options exercised                            35,262            --        36,595        17,670
Paydown of ESOP loan                                   --        39,318            --        78,636
                                              -----------   -----------   -----------   -----------
Balance at end of period                      $50,599,536   $48,227,216   $50,599,536   $48,227,216
                                              ===========   ===========   ===========   ===========

See notes to condensed consolidated financial statements (unaudited)

                             RURBAN FINANCIAL CORP.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                SIX MONTHS ENDED

                                                                JUNE 30,       JUNE 30,
                                                                  2005           2004
                                                              ------------   ------------
OPERATING ACTIVITIES
   Net income                                                 $    524,762   $  1,321,065
   Adjustments to reconcile net income to net cash
      provided by operating activities
      Depreciation and amortization                              1,496,096      1,135,419
      Provision for loan losses                                    352,000       (190,000)
      ESOP shares earned                                                --         78,636
      Amortization of premiums and discounts on securities          63,769        408,952
      Amortization of intangible assets                             43,088         51,982
      Deferred income taxes                                       (346,014)            --
      Proceeds from sale of loans held for sale                  1,486,148      2,785,746
      Originations of loans held for sale                       (1,706,700)    (2,765,699)
      Gain from sale of loans                                      (17,348)       (20,047)
      Gain on sales of foreclosed assets                            (7,296)       (96,746)
      FHLB Stock Dividends                                         (53,600)       (44,800)
      Gain on sales of premises and equipment                       (9,780)            --
      Net realized (gains) losses on available-for-sale
         securities                                                  8,750       (123,962)
   Changes in
      Interest receivable                                          (81,318)       118,845
      Other assets                                                 234,024       (305,347)
      Interest payable and other liabilities                       374,229       (560,799)
                                                              ------------   ------------
         Net cash provided by operating activities               2,360,810      1,793,245
                                                              ------------   ------------

INVESTING ACTIVITIES
   Net change in interest-bearing deposits                              --         10,000
   Purchases of available-for-sale securities                  (11,780,508)   (36,213,698)
   Proceeds from maturities of available-for-sale
      securities                                                 7,878,122     28,758,870
   Proceeds from the sales of available-for-sale securities      4,117,695     14,387,951
   Net change in loans                                          (4,381,054)    10,483,761
   Purchase of bank owned life insurance                                --     (8,000,000)
   Proceeds from assumption of net liabilities in business
      acquisition                                               48,645,686             --
   Purchase of premises and equipment                           (1,924,199)    (1,026,572)
   Purchase of Federal Home Loan and Federal Reserve Bank
      stock                                                             --       (383,300)
   Proceeds from sale of Federal Home Loan and Federal
      Reserve Bank stock                                                --        383,300
   Proceeds from sales of premises and equipment                   197,706        192,098
   Proceeds from the sale of foreclosed assets                   1,234,417      1,161,411
                                                              ------------   ------------
         Net cash provided by investing activities              43,987,865      9,753,821
                                                              ------------   ------------

See notes to condensed consolidated financial statements (unaudited)

                             RURBAN FINANCIAL CORP.
     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)

                                                                 JUNE 30,       JUNE 30,
                                                                   2005           2004
                                                               ------------   ------------
FINANCING ACTIVITIES
   Net increase (decrease) in demand deposits, money market,
      interest checking and savings accounts                   $  5,051,433   $(14,570,396)
   Net decrease in certificates of deposit                       (4,894,426)   (11,913,291)
   Net increase (decrease) in securities sold under
      agreements to repurchase                                      564,813       (808,722)
   Net decrease in federal funds purchased                       (7,500,000)            --
   Proceeds from Federal Home Loan Bank advances                 12,500,000     15,000,000
   Repayment of Federal Home Loan Bank advances                 (30,500,000)            --
   Repayment of notes payable                                      (674,129)    (7,277,562)
   Dividends paid                                                  (456,882)            --
   Proceeds from stock options exercised                             36,595         17,670
                                                               ------------   ------------
         Net cash provided by (used in) financing activities    (25,872,596)   (19,552,301)
                                                               ------------   ------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                 20,476,079     (8,005,235)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                     10,617,766     24,176,952
                                                               ------------   ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                       $ 31,093,845   $ 16,171,717
                                                               ============   ============

SUPPLEMENTAL CASH FLOWS INFORMATION
   Interest paid                                               $  4,131,843   $  5,792,179
   Transfer of loans to foreclosed assets                      $  2,881,547   $     79,113

See notes to condensed consolidated financial statements (unaudited)

RURBAN FINANCIAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements reflect all adjustments that are, in the opinion of management, necessary to fairly present the financial position, results of operations and cash flows of the Company. Those adjustments consist only of normal recurring adjustments. Results of operations for the three and six months ended June 30, 2005 are not necessarily indicative of results for the complete year.

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

                                                 Three Months Ended       Six Months Ended
                                                      June 30,                June 30,
                                                --------------------   ----------------------
                                                   2005       2004        2005        2004
                                                ---------   --------   ---------   ----------
Net income (loss), as reported                  $(113,702)  $709,043   $ 524,762   $1,321,065
Less: Total stock-based employee compensation
   cost determined under the fair value based
   method, net of income taxes                     (2,970)   (49,183)   (637,795)     (98,365)
                                                ---------   --------   ---------   ----------
Pro forma net income (loss)                     $(116,672)  $659,860   $(113,033)  $1,222,700
                                                =========   ========   =========   ==========

Earnings (loss) per share:
   Basic - as reported                          $   (0.02)  $   0.16   $    0.11   $     0.29
   Basic - pro forma                            $   (0.03)  $   0.14   $   (0.02)  $     0.27
   Diluted - as reported                        $   (0.02)  $   0.16   $    0.11   $     0.29
   Diluted - pro forma                          $   (0.03)  $   0.14   $   (0.02)  $     0.27

NOTE B--EARNINGS PER SHARE

Earnings per share have been computed based on the weighted average number of shares outstanding during the periods presented. For the periods ended June 30, 2005 and 2004, stock options totaling 233,191 and 212,487 shares of common stock, respectively, were not considered in computing EPS as they were anti-dilutive. The number of shares used in the computation of basic and diluted earnings per share was:

                               Three Months Ended       Six Months Ended
                                    June 30,                June 30,
                             ---------------------   ---------------------
                                2005        2004        2005        2004
                             ---------   ---------   ---------   ---------
Basic earnings per share     4,569,316   4,555,068   4,568,860   4,555,014
Diluted earnings per share   4,569,316   4,562,104   4,578,981   4,572,345

NOTE C - LOANS, RISK ELEMENTS AND ALLOWANCE FOR LOAN LOSSES

Total loans on the balance sheet are comprised of the following classifications at:

                                                      June 30,     December 31,     June 30,
                                                        2005           2004           2004
                                                    ------------   ------------   ------------
Commercial                                          $ 54,954,476   $ 58,498,557   $ 68,380,142
Commercial real estate                                69,553,726     64,107,549     61,498,275
Agricultural                                          44,036,201     41,239,895     40,728,900
Residential real estate                               63,786,350     63,828,237     57,683,899
Consumer                                              36,585,815     31,948,581     34,515,046
Lease financing                                        3,147,644      5,127,639      8,177,521
                                                    ------------   ------------   ------------
Total loans                                          272,064,212    264,750,458    270,983,783
Less
   Net deferred loan fees, premiums and discounts       (237,176)      (269,669)      (291,733)
                                                    ------------   ------------   ------------
      Loans, net of unearned income                 $271,827,036   $264,480,789   $270,692,050
                                                    ============   ============   ============
Allowance for loan losses                           $ (5,210,464)  $ (4,899,063)  $ (6,922,995)
                                                    ============   ============   ============

The following is a summary of the activity in the allowance for loan losses account for the three and six months ended June 30, 2005 and June 30, 2004.

                                  Three Months Ended           Six Months Ended
                                       June 30,                    June 30,
                               ------------------------   -------------------------
                                  2005          2004          2005          2004
                               ----------   -----------   -----------   -----------
Balance, beginning of year     $4,800,293   $ 8,244,713   $ 4,899,063   $10,181,135
Provision charged to expense      352,000      (340,000)      352,000      (190,000)
Recoveries                        931,882       513,957     1,115,462     1,075,241
Loans charged off                (873,711)   (1,495,675)   (1,156,061)   (4,143,381)
                               ----------   -----------   -----------   -----------
Balance, end of period         $5,210,464   $ 6,922,995   $ 5,210,464   $ 6,922,995
                               ==========   ===========   ===========   ===========

The following schedule summarizes nonaccrual, past due and impaired loans at:

                                                  June 30,    December 31,     June 30,
                                                    2005          2004           2004
                                                -----------   ------------   -----------
Non-accrual loans                               $13,446,000    $13,384,000   $16,535,000

Accruing loans which are contractually
   past due 90 days or more as to interest or
   principal payments                                 7,000         11,000         6,000
                                                -----------    -----------   -----------
   Total non-performing loans                   $13,453,000    $13,395,000   $16,541,000
                                                ===========    ===========   ===========

Individual loans determined to be impaired, including non-accrual loans, were as follows:

                                                      June 30,    December 31,     June 30,
                                                        2005          2004           2004
                                                    -----------   ------------   -----------
Loans with no allowance for loan losses allocated   $   340,000    $   975,000   $ 1,148,000
Loans with allowance for loan losses allocated        9,994,000     10,411,000    16,603,000
                                                    -----------    -----------   -----------
   Total impaired loans                             $10,334,000    $11,386,000   $17,751,000
                                                    ===========    ===========   ===========
Amount of allowance allocated                       $ 1,773,000    $ 1,265,000   $ 3,898,000
                                                    ===========    ===========   ===========

NOTE D - ACQUISITIONS

PURCHASE OF LIMA, OHIO BRANCHES

On March 15, 2005, State Bank and Trust Company ("State Bank"), a wholly owned subsidiary of Rurban, entered into a Branch Purchase and Assumption Agreement (the "Purchase Agreement") with Liberty Savings Bank, FSB ("Liberty Savings"), a subsidiary of Liberty Capital, Inc. The Purchase Agreement provided for the sale to State Bank of two of Liberty Savings' bank branches and one non-banking facility located in Lima, Ohio. The transaction, which included the acquisition of approximately $60.6 million in deposits and $5.9 million in loans, closed on June 17, 2005 and the branches opened as State Bank branches on June 20, 2005.

The following table summarizes the estimated fair values of the assets and liabilities acquired at the date of acquisition:

Loans                           $   5,887,339
Core deposits                         569,000
Goodwill                            4,362,017
Accrued  interest receivable           28,962
Premises and equipment              1,239,000
                                -------------
   Total assets acquired           12,086,317

Deposits                           60,623,457
Accrued interest payable               62,114
Other liabilities                      46,432
   Total liabilities acquired      60,732,003
                                -------------
      Net liabilities assumed    ($48,645,686)
                                =============

The only significant intangible assets acquired were the core deposits which were estimated to be $569,000 at June 30, 2005. This was calculated by taking 3% of the core deposit balances of approximately $19 million. A core deposit premium review is currently being conducted and will be completed later this year. Goodwill of $4.4 million was assigned entirely to the banking segment by taking the deposit premium paid of $4.9 million and subtracting the estimated core deposit of $569,000.

The operating information from the purchased branches was not available from the sellers and therefore, the pro forma information is omitted.

ACQUISITION OF EXCHANGE BANCSHARES, INC.

On April 13, 2005, Rurban entered into an Agreement and Plan of Merger (the "Merger Agreement") with Exchange Bancshares, Inc., an Ohio corporation ("Exchange") headquartered in Luckey, Ohio. In accordance with the terms and conditions of the Merger Agreement, Exchange will be merged with and into Rurban, with Rurban being the surviving corporation in the merger. Exchange's wholly-owned subsidiary, Exchange Bank, will operate as a separate bank subsidiary of Rurban following the completion of the merger. This transaction is expected to be completed later this year.

Pursuant to the terms of the Merger Agreement, approximately one-half of the outstanding common shares of Exchange Bancshares will be exchanged for cash and approximately one-half of the outstanding common shares will be exchanged for common shares of Rurban. Subject to certain adjustments set forth in the Merger Agreement, each outstanding common share of Exchange will be converted into either $22.00 in cash or 1.555 common shares of Rurban. Shareholders of Exchange Bancshares who hold 100 or fewer shares will receive all cash, while shareholders holding more than 100 shares may elect cash, Rurban common shares or a combination of cash and Rurban common shares.

The merger is subject to approval by federal and state regulators and the shareholders of Exchange, as well as the satisfaction of other customary conditions set forth in the Merger Agreement.

As stated in the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, the merger agreement provides for a reduction in the purchase price per share to be paid by the Company in the merger in the event the shareholders' equity of Exchange Bancshares, Inc. (as adjusted in accordance with the merger agreement) falls below $8.1 million prior to the closing.

On or about July 13, 2005, Exchange Bancshares, Inc. filed Amendment No. 1 to its FORM 10-KSB for the fiscal year ended December 31, 2004 and Amendment No. 1 to its FORM 10-QSB for the quarterly period ended March 31, 2005 in response to a comment letter received from the Securities and Exchange Commission relating to the accounting and reporting by Exchange of its valuation allowance for deferred tax assets. The impact of the Amendments was to decrease shareholder's equity at December 31, 2004 by $196,000 and to further decrease shareholders' equity at March 31, 2005 by $35,000. The impact of these reductions could result in a reduction in the per share purchase price to be paid by the Company in the merger.

NOTE E - NOTE PAYABLE

RFCBC, Inc. has a note payable to an unaffiliated bank secured by the common stock of Rurbanc Data Services, Inc. ("RDSI") and substantially all of the assets of RFCBC, Inc. The note requires quarterly principal payments of $300,000 together with interest at the prime rate plus 1% (7.25% at June 30, 2005) and matures on June 6, 2006. The principal note balance was $1,400,000 as of June 30, 2005, $2,000,000 as of December 31, 2004 and $2,600,000 as of June 30, 2004.

RDSI has two notes payable to State Bank. The notes were originated in September of 2004 and had a combined principal balance of $2,028,574, of which $1,128,574 was participated to an unaffiliated bank. The first note is secured by equipment and second lien positions on all business assets and requires monthly payments of $15,857, with interest at 6.50%. The participated principal note balance was $702,871 as of June 30, 2005 and $773,654 as of December 31, 2004. The second note is secured by equipment and second lien positions on all business assets and requires monthly payments of $6,272, with interest at 6.50%. The participated principal note balance was $278,006 as of June 30, 2005 and $306,002 as of December 31, 2004.

State Bank has a note payable to Ford Motor Credit Company which is secured by a vehicle. The note requires monthly payments of $795 and matures on January 5, 2008. The principal note balance was $24,650 as of June 30, 2005.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and State Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined in the regulations), and of

Tier I capital (as defined) to average assets (as defined as in the regulations). As of June 30, 2005, the Company and State Bank exceeded all "well-capitalized" requirements to which they are subject.

As of June 30, 2005, the most recent notification to the regulators categorized State Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, State Bank must maintain capital ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed State Bank's category.

The Company's consolidated and State Bank's actual capital amounts (in millions) and ratios are also presented in the following table.

                                                                               TO BE WELL CAPITALIZED
                                                      MINIMUM REQUIRED FOR     UNDER PROMPT CORRECTIVE
                                      ACTUAL       CAPITAL ADEQUACY PURPOSES      ACTION PROVISIONS
                                  --------------   -------------------------   -----------------------
                                  AMOUNT   RATIO         AMOUNT   RATIO             AMOUNT   RATIO
                                  ------   -----         ------   -----             ------   -----
As of June 30, 2005
   Total Capital
      (to Risk-Weighted Assets)
      Consolidated                 $57.3   19.4%          $23.7    8.0%              $  --     N/A
      State Bank                    35.3   12.8            22.0    8.0                27.5    10.0

   Tier I Capital
      (to Risk-Weighted Assets)
      Consolidated                  53.6   18.1            11.9    4.0                  --     N/A
      State Bank                    32.2   11.7            11.0    4.0                16.5     6.0

   Tier I Capital
      (to Average Assets)
      Consolidated                  53.6   13.0            16.5    4.0                  --     N/A
      State Bank                    32.2    8.1            15.9    4.0                19.9     5.0

As of December 31, 2004
   Total Capital
      (to Risk-Weighted Assets)
      Consolidated                 $61.9   22.0%          $22.5    8.0%              $  --     N/A
      State Bank                    39.4   15.3            20.7    8.0                25.8    10.0

   Tier I Capital
      (to Risk-Weighted Assets)
      Consolidated                  58.4   20.7            11.3    4.0                  --     N/A
      State Bank                    36.3   14.0            10.3    4.0                15.5     6.0

   Tier I Capital
      (to Average Assets)
      Consolidated                  58.4   14.2            16.5    4.0                  --     N/A
      State Bank                    36.3    9.3            15.6    4.0                19.5     5.0

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

NOTE H - NEW ACCOUNTING PRONOUNCEMENTS

In March 2004, FASB issued the proposed EITF Issue 03-01, "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments," which would require an investor holding a debt security in the Available for Sale (AFS) portfolio whose fair value is below cost (an impaired security) to declare the "intent and ability" to hold that security until its value has recovered up to cost. If the investor does declare this intent and ability, the impairment is considered "temporary." Otherwise, the impairment is classified as "other than temporary" and must be recognized immediately as a permanent write-down through the income statement. On June 29, 2005, FASB gave direction that the proposed FASB Staff Position ("FSP") Issue 03-01-a be issued as final thus nullifying paragraphs 10-18 of EITF 03-1. The measurement, disclosure, and subsequent accounting for debt securities guidance, as well as the evaluation of whether a cost method investment (as defined in Issue 03-1) is impaired, would remain in effect. The Company believes that this proposed issue will have little or no material impact.

In December 2004, FASB issued a revision to Statement No. 123. Statement No. 123(R), "Share-Based Payment," will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in the financial statements. The effective date for this statement has been established by the SEC to be as of the first annual period that begins after June 15, 2005. The Company is evaluating the impact of this pronouncement and it is not expected to be material.

NOTE I - COMMITMENTS AND CREDIT RISK

As of June 30, 2005, loan commitments and unused lines of credit totaled $52,454,000 standby letters of credit totaled $412,000 and no commercial letters of credit were outstanding.

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

As of and for the six months ended June 30, 2005

                                                          Data                       Total      Intersegment   Consolidated
                                          Banking      Processing      Other       Segments      Elimination      Totals
                                       ------------   -----------   ----------   ------------   ------------   ------------
Income statement information:

Net interest income (expense)          $  6,608,055   $  (124,304)  $ (559,521)  $  5,924,230                  $  5,924,230
Non-interest income - external
   customers                              1,389,625     5,828,468    1,611,117      8,829,210                     8,829,210
Non-interest income - other segments             --       649,367      910,243      1,559,611    (1,559,611)             --
                                       ------------   -----------   ----------   ------------   -----------    ------------
   Total revenue                          7,997,680     6,353,531    1,961,839     16,313,051    (1,559,611)     14,753,440
Non-interest expense                      7,821,786     5,070,441    2,432,224     15,324,451    (1,559,611)     13,764,840
Significant non-cash items:
   Depreciation and amortization            299,611     1,142,852       53,633      1,496,096            --       1,496,096
   Provision for loan losses                352,000            --           --        352,000            --         352,000
Income tax expense (benefit)                (16,695)      434,208     (305,675)       111,838            --         111,838
Segment profit (loss)                  $    259,617   $   848,883   $ (583,738)  $    524,762   $        --    $    524,762

Balance sheet information:

Total assets                           $444,561,492   $10,872,652   $5,470,394   $460,904,538   $(9,856,645)   $451,047,893
Goodwill and intangibles                  7,575,210            --           --      7,575,210            --       7,575,210
Premises and equipment
   expenditures, Six months
   ended June 30, 2005                      334,005     1,542,925       47,269      1,924,199            --       1,924,199

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Rurban is a bank holding company registered with the Federal Reserve Board. State Bank is engaged in commercial banking. Rurban's subsidiary, Rurbanc Data Services, Inc. ("RDSI"), provides computerized data processing services to community banks and businesses.

Rurban Statutory Trust I ("RST") was established in August 2000. In September 2000, RST completed a pooled private offering of 10,000 Capital Securities with a liquidation amount of $1,000 per security. The proceeds of the offering were loaned to the Company in exchange for junior subordinated debentures of the Company with terms substantially similar to the Capital Securities. The sole assets of RST are the junior subordinated debentures, and the back-up obligations, in the aggregate, constitute a full and unconditional guarantee by the Company of the obligations of RST under the Capital Securities. In December 2003, FASB issued a revision to FIN 46 to clarify certain provisions that affected the accounting for trust preferred securities. As a result of the provisions in FIN 46, RST was deconsolidated as of March 31, 2004, with the Company accounting for its investment in RST as assets, its junior subordinated debentures as debt, and the interest paid thereon as interest expense. The Company always classified the trust preferred securities as debt, but the Company eliminated its common stock investment as a result of the provisions in FIN 46.

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

Forward-looking statements speak only as of the date on which they are made, and Rurban undertakes no obligation to update any forward-looking statement to reflect unanticipated events or circumstances occurring after the date on which the statement is made. All subsequent written and oral forward-looking statements attributable to Rurban or any person acting on our behalf are qualified by these cautionary statements.

The following discussion is intended to provide a review of the consolidated financial condition and results of operations of Rurban. This discussion should be read in conjunction with the consolidated financial statements and related footnotes in Rurban's Annual Report on Form 10-K for the fiscal year ended December 31, 2004 filed with the SEC.

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

IMPACT OF ACCOUNTING CHANGES

In March 2004, FASB issued the proposed EITF Issue 03-01, "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments," which would require an investor holding a debt security in the Available for Sale (AFS) portfolio whose fair value is below cost (an impaired security) declare the "intent and ability" to hold that security until its value has recovered up to cost. If the investor does declare this intent and ability, the impairment is considered "temporary." Otherwise, the impairment is classified as "other than temporary" and must be recognized immediately as a permanent write-down through the income statement. On June 29, 2005, FASB gave direction that the proposed FASB Staff Position ("FSP") Issue 03-01-a be issued as final thus nullifying paragraphs 10-18 of EITF 03-1. The measurement, disclosure, and subsequent accounting for debt securities guidance, as well as the evaluation of whether a cost method investment (as defined in Issue 03-1) is impaired, would remain in effect. The Company believes that this proposed issue will have little or no material impact.

In December 2004, FASB issued a revision to Statement No. 123. Statement No. 123(R), "Share-Based Payment," will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in the financial statements. The effective date for this statement has been established by the SEC to be as of the first annual period that begins after June 15, 2005. The Company is evaluating the impact of this pronouncement and it is not expected to be material.

PURCHASE OF LIMA, OHIO BRANCHES

On June 17, 2005, State Bank acquired two bank branches and one non-banking facility located in Lima, Ohio from Liberty Savings Bank, FSB, a subsidiary of Liberty Capital, Inc. The acquisition included approximately $60.6 million in deposits and $5.9 million in loans. The branches opened as State Bank branches on June 20, 2005.

ACQUISITION OF EXCHANGE BANCSHARES, INC.

On April 13, 2005, Rurban entered into an Agreement and Plan of Merger (the "Merger Agreement") with Exchange Bancshares, Inc., an Ohio corporation ("Exchange") headquartered in Luckey, Ohio. In accordance with the terms and conditions of the Merger Agreement, Exchange will be merged with and into Rurban, with Rurban being the surviving corporation in the merger. Exchange's wholly-owned subsidiary, Exchange Bank, will operate as a separate bank subsidiary of Rurban following the completion of the merger. This transaction is expected to be completed later this year.

Pursuant to the terms of the Merger Agreement, approximately one-half of the outstanding common shares of Exchange Bancshares will be exchanged for cash and approximately one-half of the outstanding common shares will be exchanged for common shares of Rurban. Subject to certain adjustments set forth in the Merger Agreement, each outstanding common share of Exchange will be converted into either $22.00 in cash or 1.555 common shares of Rurban. Shareholders of Exchange Bancshares who hold 100 or fewer shares will receive all cash, while shareholders holding more than 100 shares may elect cash, Rurban common shares or a combination of cash and Rurban common shares.

The merger is subject to approval by federal and state regulators and the shareholders of Exchange, as well as the satisfaction of other customary conditions set forth in the Merger Agreement.

The merger is subject to approval by federal and state regulators and the shareholders of Exchange, as well as the satisfaction of other customary conditions set forth in the Merger Agreement.

As stated in the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, the merger agreement provides for a reduction in the purchase price per share to be paid by the Company in the merger in the event the shareholders' equity of Exchange Bancshares, Inc. (as adjusted in accordance with the merger agreement) falls below $8.1 million prior to the closing.

     On or about July 13, 2005, Exchange Bancshares, Inc. filed Amendment No. 1 to its FORM 10-KSB for the fiscal year ended December 31, 2004 and Amendment No. 1 to its FORM 10-QSB for the quarterly period ended March 31, 2005 in response to a comment letter received from the Securities and Exchange Commission relating to the accounting and reporting by Exchange of its valuation allowance for deferred tax assets. The impact of the Amendments was to decrease shareholder's equity at December 31, 2004 by $196,000 and to further decrease shareholders' equity at March 31, 2005 by $35,000. The impact of these reductions could result in a reduction in the per share purchase price to be paid by the Company in the merger.

QUARTERLY EARNINGS SUMMARY

The net loss for the second quarter of 2005 was $114,000, or $0.02 per diluted share, versus net income of $709,000, or $0.16 per diluted share, for the second quarter of 2004. Net income for the six months was $525,000, or $0.11 per diluted share, versus net income of $1.3 million, or $0.29 per diluted share, for the same period in 2004. The second quarter loss was mainly driven by the integration and assimilation costs incurred in the acquisition of the two Liberty Savings branches and the pending acquisition of Exchange. In addition, a higher loan loss provision was deemed appropriate to address changing collateral values in the auto lease portfolio in response to recent automakers' discount programs.

Net interest income increased $17,000, virtually unchanged for the second quarter of 2005 versus the second quarter of 2004. The net interest margin remained the same at 3.10% for the second quarter of 2005 and the second quarter of 2004. The Company has begun utilizing the excess liquidity from its recently acquired branches by paying down higher-cost time deposits and borrowings as they mature. The Company continues to maintain its conservative posture on asset quality and adheres to its disciplined approach to loan growth. As a result, the Company has managed its balance sheet to benefit from rising interest rates.

The provision for loan losses was $352,000 for the second quarter of 2005 compared to a reduction in the provision of $340,000 for the second quarter of 2004. Loan loss reserves were 1.91% of total loans in the second quarter of 2005 compared to 2.56% in the second quarter of 2004. The $352,000 addition to the Company's reserve was specifically the result of the changing values in the used car market driven by recent discount programs offered by domestic auto makers.

Non-interest income increased $336,000 to $4.4 million in the second quarter of 2005 compared to $4.1 million for the second quarter of 2004. The increase in non-interest income was mainly the result of the increase in data processing fees of $447,000 associated with the expansion of RDSI's customer base and a higher level of termination fees from several banks that merged and left the system. The quarterly increase was partially offset by declining customer service fees and mortgage banking income due to lower average volume levels of transaction accounts and lower mortgage originations.

Non-interest expense increased $680,000 to $7.2 million for the second quarter of 2005 compared to $6.6 million for the second quarter of 2004. Included in the $680,000 increase were internal costs of approximately $326,000 related to the Company's growth initiatives, namely the acquisition, integration, and staffing of the two Lima branches and the branch market optimization study.

CHANGES IN FINANCIAL CONDITION

JUNE 30, 2005 VS. DECEMBER 31, 2004

At June 30, 2005, total assets were $451.0 million, an increase of $35.7 million from December 31, 2004 and was mainly attributable to the branch acquisitions in Lima that added approximately $59.0 million in deposits and increased the Company's assets approximately $44.0 million after the Company prepaid some higher-cost FHLB advances and allowed its Brokered Deposit portfolio to run-down.

JUNE 30, 2005 VS. JUNE 30, 2004

As of June 30, 2005, total assets increased $36.0 million from June 30, 2004. The increase was mainly due to the aforementioned Lima branch acquisition. The branch acquisition added significant asset liquidity to the June 30, 2005 Balance Sheet compared to the same period a year ago most notably in increases in Federal Funds Sold of $20 million and available for sale securities of almost $11 million. Liability liquidity was also favorably impacted through the purchase of lower cost deposit liabilities which allowed the Company the ability to reduce its reliance on higher cost borrowings and brokered deposits.

LINKED QUARTER COMPARISON

The Company reported a net loss for the second quarter of 2005 of $114,000, or $0.02 per diluted share, versus a net profit of $638,000, or $0.14 per diluted share, for the first quarter of 2005. The second quarter loss was mainly driven by the acquisition and integration of the two Lima branches and the pending acquisition of Exchange, as well as a higher loan loss provision to address changing collateral values in the auto lease portfolio in response to recent automakers' discount programs. The first quarter profit was mainly due to an improvement in the net interest margin coupled with an increase in data processing fee income from RDSI.

Net interest income decreased $70,000 or 2% to $2.9 million for the second quarter of 2005 when compared to the first quarter of 2005. This decrease was driven by an increase in funding costs as the average balance of deposits increased $13.9 million in the second quarter as a result of the Lima branch acquisition.

A comparison of financial results for the quarter ended June 30, 2005 to the previous quarter ended March 31, 2005 is as follows:

                                     Three Months Ended    Linked
                                    -------------------    Quarter
                                    06/30/05   03/31/05   % Change
                                    --------   --------   --------
                                       (dollars in millions,
                                       except per share data)
Total Assets                         $  451      $ 414       +9%
Loans Held for Sale                     0.4        0.3       --
Loans (net of unearned income)          272        266       +2%
Allowance for Loan Losses               5.2        4.8       +8%
Total Deposits                          340        285      +19%
Borrowed Funds                         38.0       63.5      -40%
Net interest Income                     2.9        3.0       --
Loan Loss Provision                     0.4         --       --
Non-interest Income                     4.4        4.4       --
Non-interest Expense                    7.2        6.5      +11%
Net Income (Loss)                      (0.1)       0.6       --
Basic Earnings (Loss) Per Share      $(0.02)     $0.14       --
Diluted Earnings (Loss) Per Share    $(0.02)     $0.14       --

On a linked quarter basis, total loans increased $6 million and total assets increased $37 million. These increases are mainly attributable to the Lima branch acquisition. The Company continues to promote the exiting of out-of-market loans. Borrowed funds, which is the made up of FHLB advances and federal funds purchased, decreased $25.5 million or 40%, as a result of purchasing lower cost deposit liabilities in the Lima branch acquisition, which allowed the Company to reduce its reliance on higher cost borrowings and brokered deposits.

TOTAL REVENUE

                           Three Months Ended
                ---------------------------------------
                06/30/05   03/31/05   $Change   %Change
                --------   --------   -------   -------
                         (dollars in thousands)
Total Revenue    $7,346     $7,407      $-61      -1%

Total revenue (net interest income plus noninterest income) was $7.3 million for the second quarter of 2005 compared to $7.4 million for the first quarter of 2005, down $61,000 or 1%.

NET INTEREST INCOME

                                 Three Months Ended
                      ---------------------------------------
                      06/30/05   03/31/05   $Change   %Change
                      --------   --------   -------   -------
                               (dollars in thousands)
Net Interest Income    $2,927     $2,997      $-70      -2%

Net interest income decreased $70,000 in the second quarter of 2005 when compared to the first quarter of 2005. The tax equivalent net interest margin for the second quarter of 2005 was 3.10% compared to 3.28% for the previous quarter. This decrease was driven by an increase in funding costs as the average balance of deposits increased $13.9 million in the second quarter as a result of the Lima branch acquisition.

LOAN LOSS PROVISION

The provision for loan losses was $352,000 for the second quarter of 2005 compared to $0 in the first quarter of 2005. The $352,000 addition to the Company's reserve was the result of the changing values in the used car market driven by recent discount programs offered by domestic auto makers. The results of the second quarter are discussed in the "Allowance for Loan Losses" section.

NON-INTEREST INCOME

                                              Three Months Ended
                                   ---------------------------------------
                                   06/30/05   03/31/05   $Change   %Change
                                   --------   --------   -------   -------
                                            (dollars in thousands)
Total Non-interest Income           $4,419     $4,411      $ +8     +0.2%
- Data Service Fees                  2,873      2,956       -83       -3%
- Trust Fees                           779        804       -25       -3%
- Deposit Service Fees                 446        437        +9       +2%
- Gains on Sale of Loans                 9          8        +1      +13%
- Gains on Sale of Securities           --        (9)        +9       --
- Gain (Loss) on Assets                 56       (39)       +95       --
- Other                                256        254        +2       +1%

Non-interest income increased by $8,000 to $4.4 million in the second quarter of 2005 compared to $4.4 million in the first quarter of 2005. The second quarter slight increase is mainly due to the Company liquidating various repossessed/other real estate owned assets resulting in a gain of $56,000 in the second quarter of 2005 versus a loss of $39,000 in the first quarter of 2005. The second quarter increase was mostly offset by seasonality factors in the first quarter relating to data processing fees and trust fees. These accounts generally experience seasonally higher activity levels during the first quarter.

NON-INTEREST EXPENSE

                                               Three Months Ended
                                    ---------------------------------------
                                    06/30/05   03/31/05   $Change   %Change
                                    --------   --------   -------   -------
                                             (dollars in thousands)
Total Non-interest Expense           $7,244     $6,520     $+724      +11%
- Salaries & Employee Benefits        3,501      3,231      +270       +8%
- Equipment Expense                   1,283      1,253       +30       +2%
- Professional Fees                     711        519      +192      +37%
- All Other                           1,749      1,517      +232      +15%

Non-interest expense for the second quarter of 2005 was $7.2 million compared to $6.5 million for the first quarter of 2005, an increase of $724,000 or 11%. The quarterly increase was mainly due to internal costs of approximately $326,000 related to the Company's growth initiatives, namely the acquisition, integration, and staffing of the two Lima branches and a branch market optimization study.

LOANS

                                     % of     As of     % of    Inc
                         06/30/05   Total   03/31/05   Total   (Dec)
                         --------   -----   --------   -----   -----
                                    (dollars in millions)
Commercial                 $ 55      20%      $ 60      23%    $ (5)
Commercial real estate       70      26%        65      24%       5
Agricultural                 44      16%        42      16%       2
Residential                  64      24%        63      24%       1
Consumer                     36      13%        32      12%       4
Leasing loans                 3       1%         4       1%      (1)
                           ----               ----             ----
Total                      $272               $266             $  6
Loans held for sale         0.4                0.3              0.1
                           ----               ----             ----
   Total                   $272               $267             $  6

Loans increased $6 million from March 31, 2005 to June 30, 2005. The increase in the second quarter was mainly attributable to the Lima branch acquisition which resulted in approximately $6 million in loans. During the first quarter of 2005, the Company intensified its marketing efforts in Northwest Ohio and continued its focus on sales resulting in an improvement in loan volume, some of which is seasonally related to agriculture and some of which may be attributed to an improved local economy. These marketing efforts will continue throughout 2005.

ASSET QUALITY

                      As of and or the Quarter Ended
                          (dollars in millions)

                                             06/30/05   03/31/05   Change
                                             --------   --------   ------
Non-performing loans                          $13.5      $15.9     $ -2.4
Non-performing assets                          16.1       17.0       -0.9
Non-performing assets/ loan plus OREO          5.87%      6.37%     -0.50%
Non-performing assets/ total assets            3.57%      4.10%     -0.53%
Net chargeoffs                                 (0.1)       0.1       -0.2
Net chargeoffs (annualized)/ total loans        N/A        N/A        N/A
Loan loss provision                             0.4         --       +0.4
Allowance for loan loss - $                     5.2        4.8       +0.4
Allowance for loan loss - %                    1.91%      1.81%     +0.10%
Allowance/non-performing loans                   39%        30%        --
Allowance/non-performing assets                  32%        28%        --

Non-performing assets at June 30, 2005 decreased to $16.1 million or 3.57% of total assets, versus $17.0 million, or 4.10% of total assets at March 31, 2005, a decrease of $0.9 million. This decrease is attributable to a $1.4 million decrease in non-accrual loans. The Company had a net recovery of $0.1 million for the second quarter of 2005 compared to net chargeoffs of $0.1 million in the first quarter of 2005.

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

                                                06/30/05                 03/31/05
                                         ----------------------   ----------------------
                                                    ALLOCATION               ALLOCATION
                                           LOAN    ------------     LOAN    ------------
                                         BALANCE     $      %     BALANCE     $      %
                                         -------   ----   -----   -------   ----   -----
Allocations for individual
   commercial loans graded Doubtful
   (impaired)                             $ 10.3   $1.8   17.48%   $ 14.2   $1.7   11.97%
Allocations for individual
   commercial loans graded Substandard       9.2    0.7    7.61       9.4    0.6    6.38
Allocation based on Special Mention
   loan balance                             12.1    0.4    3.31      13.3    0.4    3.01
"General" allowance based on
   chargeoff history of nine
   categories of loans                     240.8    2.3    0.96     229.6    2.1    0.91
                                          ------   ----   -----    ------   ----   -----
   TOTAL                                  $272.4   $5.2    1.91%   $266.5   $4.8    1.81%

The amount of loans classified as doubtful decreased $3.9 million to $10.3 million for the quarter ended June 30, 2005 and substandard loans decreased $0.2 million to $9.2 million. Allowance allocations on doubtful loans increased $0.1 million and the allowance allocations on substandard loans increased $0.1 million from March 31, 2005. The allowance for loan losses at June 30, 2005 was $5.2 million or 1.91% of loans compared to $4.8 million or 1.81% at March 31, 2005.

CAPITAL RESOURCES

At June 30, 2005, actual capital levels (in millions) and minimum required levels were:

                                                                                   Minimum Required
                                                            Minimum Required    To Be Well Capitalized
                                                              For Capital      Under Prompt Corrective
                                              Actual       Adequacy Purposes      Action Regulations
                                          --------------   -----------------   -----------------------
                                          Amount   Ratio     Amount   Ratio         Amount   Ratio
                                          ------   -----     ------   -----         ------   -----
Total capital (to risk weighted assets)
   Consolidated                            $57.3   19.4%      $23.7    8.0%          $  --     N/A
   State Bank                               35.3   12.8        22.0    8.0            27.5    10.0

     The Company and State Bank were categorized as well capitalized at June 30, 2005.

LIQUIDITY

Liquidity relates primarily to the Company's ability to fund loan demand, meet deposit customers' withdrawal requirements and provide for operating expenses. Assets used to satisfy these needs consist of cash and due from banks, federal funds sold, interest earning deposits in other financial institutions, securities available-for sale and loans held for sale. These assets are commonly referred to as liquid assets. Liquid assets were $140.3 million at June 30, 2005 compared to $119.6 million at December 31, 2004. Management believes its current liquidity level is sufficient to meet its liquidity needs.

The Company's residential first mortgage portfolio of $63.8 million at June 30, 2005 and $62.9 million at March 31, 2005, which can and has been used to collateralize borrowings, is an additional source of liquidity. At June 30, 2005, all eligible mortgage loans were pledged under a FHLB blanket lien.

The cash flow statements for the periods presented provide an indication of the Company's sources and uses of cash as well as an indication of the ability of the Company to maintain an adequate level of liquidity. A discussion of the cash flow statements at June 30, 2005 and 2004 follows.

The Company experienced positive cash flows from operating activities at June 30, 2005 and 2004. Net cash from operating activities was $2.4 million and $1.8 million, respectively, at June 30, 2005 and 2004.

Net cash flow from investing activities was $44.0 million and $9.8 million at June 30, 2005 and 2004, respectively. The changes in net cash from investing activities at June 30, 2005 include an increase in loan growth of $4.4 million offset by the proceeds from the Lima branch acquisition. The changes in net cash from investing activities at June 30, 2004 include a increase in securities of $6.9 million, a decrease in loans of $(10.5) million and changes in interest-bearing deposits, purchases of premises and equipment and other investing activities.

Net cash flow from financing activities was $(25.9) million and $(19.6) million at June 30, 2005 and 2004, respectively. The net cash variance was primarily due to repayments of FHLB advances of $30.5 million at June 30, 2005 compared to a reduction of total deposits of $(26.5) million at June 30, 2004.

OFF-BALANCE-SHEET BORROWING ARRANGEMENTS:

Significant additional off-balance-sheet liquidity is available in the form of FHLB advances, unused federal funds lines from correspondent banks, and the national certificate of deposit market.

Approximately $54.2 million of the Company's $63.8 million residential first mortgage loan portfolio qualifies to collateralize FHLB borrowings and was pledged to meet FHLB collateralization requirements as of June 30, 2005. In addition to residential first mortgage loans, $15.4 million in investment securities are pledged to meet FHLB collateralization requirements. Based on the current collateralization requirements of the FHLB, approximately $11.9 million of additional borrowing capacity existed at June 30, 2005.

As of June 30, 2005 and March 31, 2005, the Company had unused federal funds lines totaling $20.0 million from three correspondent banks. Federal funds borrowed were $0 at June 30, 2005 and $5.0 million at March 31, 2005.

                                            TABULAR DISCLOSURE OF CONTRACTUAL OBLIGATIONS
                                                            JUNE 30, 2005
                                                        PAYMENT DUE BY PERIOD
                                --------------------------------------------------------------------
                                                   LESS                                      MORE
                                                  THAN 1         1 - 3         3 - 5        THAN 5
                                    TOTAL          YEAR          YEARS         YEARS        YEARS
                                ------------   ------------   -----------   ----------   -----------
Contractual Obligations

Long-Term Debt Obligations      $ 38,000,000   $  9,000,000   $ 8,000,000   $5,000,000   $16,000,000
Other Debt Obligations            12,715,527      1,399,529       667,056      338,942    10,310,000
Capital Lease Obligations                  0              0             0            0             0
Operating Lease Obligations        2,165,448        261,600       523,200      523,200       857,448
Purchase Obligations                       0              0             0            0             0
Other Long-Term Liabilities
Reflected on the Registrant's
Balance Sheet under GAAP         190,750,003    115,454,892    71,365,143    2,985,203       944,765
                                ------------   ------------   -----------   ----------   -----------
   Total                        $243,630,978   $126,116,021   $80,555,399   $8,847,345   $28,112,213
                                ============   ============   ===========   ==========   ===========

The Company's contractual obligations as of June 30, 2005 were evident in long-term debt obligations, other debt obligations, operating lease obligations and other long-term liabilities. Long-term debt obligations are comprised of FHLB advances of $38.0 million. Other debt obligations are comprised of Trust Preferred Securities of $10.3 million and Notes Payable of $2.4 million. The operating lease obligation is a lease on the State Bank operations building (formerly the RDSI-South building) of $99,600 a year and the RDSI-North building of $162,000 a year. Other long-term liabilities are comprised of time deposits of $190,750,003.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following table provides information about the Company's financial instruments used for purposes other than trading that are sensitive to changes in interest rates as of June 30, 2005. It does not present when these items may actually reprice. For loans receivable, securities, and liabilities with contractual maturities, the table presents principal cash flows and related weighted-average interest rates by contractual maturities as well as the Company's historical experience regarding interest rate fluctuations on the prepayment of loans and mortgage backed securities. For core deposits (demand deposits, interest-bearing checking, savings, and money market deposits) that have no contractual maturity, the table presents principal cash flows and, as applicable, related weighted-average interest rates based upon the Company's historical experience, management's judgment and statistical analysis, as applicable, concerning their most likely withdrawal behaviors. The current interest rates for core deposits have been assumed to apply for future periods in this table as the actual interest rates that will need to be paid to maintain these deposits are not currently known. Weighted average variable rates are based upon contractual rates existing at the reporting date.

          PRINCIPAL/NOTIONAL AMOUNT MATURING OR ASSUMED TO WITHDRAW IN:
                             (DOLLARS IN THOUSANDS)

                                      First      Years
                                      Year       2 - 5    Thereafter     Total
                                    --------   --------   ----------   --------
Comparison of 2005 to 2004:
Total rate-sensitive assets:
   At June 30, 2005                 $164,765   $158,095    $84,471     $407,331
   At December 31, 2004              131,266    151,944     93,317      376,527
                                    --------   --------    -------     --------
Increase (decrease)                 $ 33,499   $  6,151    $(8,846)    $ 30,804
Total rate-sensitive liabilities:
   At June 30, 2005                 $155,237   $210,187    $30,320     $395,744
   At December 31, 2004              152,986    174,129     33,459      360,574
                                    --------   --------    -------     --------
Increase (decrease)                 $  2,251   $ 36,058    $(3,139)    $ 35,170

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

The Company manages its interest rate risk by the employment of strategies to assure that desired levels of both interest-earning assets and interest-bearing liabilities mature or reprice with similar time frames. Such strategies include:
1) loans receivable which are renewed (and repriced) annually, 2) variable rate loans, 3) certificates of deposit with terms from one month to six years and 4) securities available for sale which mature at various times primarily from one through ten years, 5) federal funds borrowings with terms of one day to 90 days, and 6) FHLB borrowings with terms of one day to ten years.

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

Changes in Internal Control Over Financial Reporting

     There were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Company's fiscal quarter ended June 30, 2005, that have materially affected or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     The Company is not party to any pending legal proceedings other than routine litigation which management does not believe will have a material adverse effect on the Company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     a.   Not applicable

     b.   Not applicable

     c. The following table provides information regarding repurchases of the Company's common shares during the three months ended June 30, 2005:

                                                                                             Maximum Number (or
                                                                        Total Number of      Approximate Dollar
                                                                      Shares Purchased as     Value) of Shares
                                                                        Part of Publicly      that May Yet Be
                                 Total Number of      Average Price    Announced Plans or   Purchased Under the
           Period             Shares Purchased (1)   Paid per Share         Programs         Plans or Programs
           ------             --------------------   --------------   -------------------   -------------------
April 1 thru April 30, 2005             231              $13.53               --                     --

May 1 thru May 31, 2005                 850              $13.51               --                     --

June 1 thru June 30, 2005             3,225              $12.68               --                     --

(1) All of the repurchased shares were purchased by Reliance Financial Services, N.A., an indirect subsidiary of the Company, in its capacity as the administrator of the Company's Employee Stock Ownership and Savings Plan.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Rurban held its Annual Meeting of Shareholders on April 21, 2005. At the close of business on the February 22, 2005 record date, 4,568,085 Rurban Financial Corp. common shares were outstanding and entitled to vote. At the Annual Meeting, 3,624,742 or 79.3% of the outstanding common shares entitle to vote were represented by proxy or in person. At the Annual Meeting, the following directors were re-elected for a three-year term:

          John R. Compo
          John Fahl

          Robert A. Fawcett, Jr.
          Rita A. Kissner

     A summary of the voting at the Annual Meeting follows:

        Nominee          Votes For   Votes Withheld
        -------          ---------   --------------
John R. Compo            3,437,740       187,002
John Fahl                3,481,883       142,859
Robert A. Fawcett, Jr.   3,464,594       160,148
Rita A. Kissner          3,448,320       176,422

ITEM 5. OTHER INFORMATION

     Not applicable

ITEM 6. EXHIBITS

     a.   Exhibits

          2 - Agreement and Plan of Merger, dated as of April 13, 2005, by and between Rurban Financial Corp., and Exchange Bancshares, Inc. - Incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated April 14, 2005 (File No. 0-13507)

          31.1 - Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer) - Filed herewith

          31.2 - Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer) - Filed herewith

          32.1 - Section 1350 Certification (Principal Executive Officer) - Filed herewith

          32.2 - Section 1350 Certification (Principal Financial Officer) - Filed herewith

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                        RURBAN FINANCIAL CORP.


Date: August 15, 2005                   By /S/ Kenneth A. Joyce
                                           -------------------------------------
                                           Kenneth A. Joyce
                                           President & Chief Executive Officer


                                        By /S/ James E. Adams
                                           -------------------------------------
                                           James E. Adams
                                           Executive Vice President &
                                           Chief Financial Officer