Form 10-Q
period 2005-09-30
RURBAN FINANCIAL CORP
filed 2005-11-14
CIK 767405

                                    Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2005

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period the registrant was required to file such reports) and (2) has been subject to such filing requirements for
the past 90 days. Yes   X   No
                      -----    -----

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act). Yes       No   X
                                                -----    -----

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act). Yes       No   X
                                     -----    -----

The number of common shares of Rurban Financial Corp. outstanding was 4,571,317 on November 1, 2005.

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

   Exhibit 4.1 - Indenture, dated as of September 15, 2005, by and between
                 Rurban Financial Corp. and Wilmington Trust Company, as
                 Debenture Trustee, relating to Floating Rate Junior
                 Subordinated Deferrable Interest Debentures

   Exhibit 4.2 - Amended and Restated Declaration of Trust of Rurban
                 Statutory Trust II, dated as of September 15, 2005

   Exhibit 4.3 - Guarantee Agreement, dated as of September 15, 2005, by and between Rurban Financial Corp. and Wilmington Trust
                 Company, as Guarantee Trustee

   Exhibit 31.1 - Rule 13a-14(a)/15d-14(a) Certification (Principal
                  Executive Officer)

   Exhibit 31.2 - Rule 13a-14(a)/15d-14(a) Certification (Principal
                  Executive Officer)

   Exhibit 32.1 - Section 1350 Certification (Principal Executive Officer)

   Exhibit 32.2 - Section 1350 Certification (Principal Executive Officer)


                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The interim condensed consolidated financial statements of Rurban Financial Corp. ("Rurban" or the "Company") are unaudited; however, the information contained herein reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of financial condition and results of operations for the interim periods presented. All adjustments reflected in these financial statements are of a normal recurring nature in accordance with Rule 10-01(b)(8) of Regulation S-X. Results of operations for the three and nine months ended September 30, 2005 are not necessarily indicative of results for the complete year.

                             RURBAN FINANCIAL CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
          SEPTEMBER 30, 2005, DECEMBER 31, 2004 AND SEPTEMBER 30, 2004

                                                    (UNAUDITED)                    (UNAUDITED)
                                                   --------------------------------------------
                                                   SEPTEMBER 30,   DECEMBER 31,   SEPTEMBER 30,
                                                        2005           2004            2004
                                                   -------------   ------------   -------------
ASSETS
Cash and due from banks                            $  8,794,880    $ 10,617,766   $ 12,111,512
Federal funds sold                                           --              --      4,500,000
                                                   ------------    ------------   ------------
   Cash and cash equivalents                          8,794,880      10,617,766     16,611,512
Interest-bearing deposits                               150,000         150,000        250,000
Available-for-sale securities                       119,075,282     108,720,491     95,599,129
Loans held for sale                                          --         112,900             --
Loans, net of unearned income                       271,409,384     264,480,789    272,955,578
Allowance for loan losses                            (4,813,956)     (4,899,063)    (5,368,515)
Premises and equipment, net                           9,614,849       7,740,442      7,530,485
Purchased software                                    4,120,523       4,564,474      4,747,030
Federal Reserve and Federal Home Loan Bank stock      2,875,400       2,793,000      2,814,100
Foreclosed assets held for sale, net                  2,227,581         720,000             --
Interest receivable                                   2,469,046       1,984,452      2,033,254
Deferred income taxes                                        --              --      2,583,235
Goodwill                                              6,092,072       2,144,304      2,144,304
Core deposits and other intangibles                   1,208,095         542,978        567,992
Cash value of life insurance                          9,339,022       9,146,816      9,051,215
Other                                                 6,019,922       6,529,397      4,307,877
                                                   ------------    ------------   ------------
   Total assets                                    $438,582,100    $415,348,746   $415,827,196
                                                   ============    ============   ============

See notes to condensed consolidated financial statements (unaudited)

Note: The balance sheet at December 31, 2004 has been derived from the audited consolidated financial statements at that date.

                             RURBAN FINANCIAL CORP.
                CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
          SEPTEMBER 30, 2005, DECEMBER 31, 2004 AND SEPTEMBER 30, 2004

                                                             (UNAUDITED)                    (UNAUDITED)
                                                            --------------------------------------------
                                                            SEPTEMBER 30,   DECEMBER 31,   SEPTEMBER 30,
                                                                 2005           2004            2004
                                                            -------------   ------------   -------------
LIABILITIES
   Deposits
      Demand                                                $ 37,940,995    $ 37,831,810   $ 36,640,451
      Savings, interest checking and money market            104,535,697      87,795,630     94,495,084
      Time                                                   176,014,845     153,996,874    158,846,720
                                                            ------------    ------------   ------------
         Total deposits                                      318,491,537     279,624,314    289,982,255
   Notes payable                                               2,052,794       3,079,656      3,428,574
   Federal Home Loan Bank advances                            34,000,000      56,000,000     56,000,000
   Federal funds purchased                                     2,100,000       7,500,000             --
   Retail repurchase agreements                                6,600,152       4,059,151      3,017,151
   Trust preferred securities                                 20,620,000      10,310,000     10,310,000
   Interest payable                                            1,171,173         994,114        734,751
   Deferred income taxes                                         404,334         523,111             --
   Other liabilities                                           2,861,352       2,952,605      2,350,706
                                                            ------------    ------------   ------------
         Total liabilities                                   388,301,342     365,042,951    365,823,437
                                                            ------------    ------------   ------------

COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS' EQUITY
   Common stock, $2.50 stated value; authorized
      10,000,000 shares; issued 4,571,317; outstanding
      September 30, 2005 - 4,571,317, December 31,
      2004 - 4,568,388 and September 30, 2004 - 4,567,968
      shares                                                  11,428,293      11,439,255     11,439,255
   Additional paid-in capital                                 10,773,550      11,003,642     11,004,876
   Retained earnings                                          29,275,237      28,943,736     28,229,151
   Unearned employee stock ownership plan (ESOP) shares               --              --        (45,539)
   Accumulated other comprehensive income (loss)              (1,196,322)       (803,189)      (340,450)
   Treasury stock, at cost
      September 30, 2005 - 0, December 31, 2004 - 7,314
      and September 30, 2004 - 7,734 common shares                    --        (277,649)      (283,534)
                                                            ------------    ------------   ------------
         Total stockholders' equity                           50,280,758      50,305,795     50,003,759
                                                            ------------    ------------   ------------
         Total liabilities and stockholders' equity         $438,582,100    $415,348,746   $415,827,196
                                                            ============    ============   ============

See notes to condensed consolidated financial statements (unaudited)

Note: The balance sheet at December 31, 2004 has been derived from the audited consolidated financial statements at that date.

                             RURBAN FINANCIAL CORP.
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                               THREE MONTHS ENDED

                                                   SEPTEMBER 30,   SEPTEMBER 30,
                                                        2005            2004
                                                   -------------   -------------
INTEREST INCOME
   Loans, including fees
      Taxable                                       $4,187,543      $4,071,529
      Tax-exempt                                        17,898          15,282
   Securities
      Taxable                                        1,095,151         925,549
      Tax-exempt                                        71,264          39,497
   Other                                                57,498          11,994
                                                    ----------      ----------
         Total interest income                       5,429,354       5,063,851
                                                    ----------      ----------
INTEREST EXPENSE
   Deposits                                          1,615,308       1,050,918
   Other borrowings                                     67,162          64,335
   Retail repurchase agreements                         23,874           8,052
   Federal Home Loan Bank advances                     440,175         495,192
   Trust preferred securities                          300,360         290,855
                                                    ----------      ----------
         Total interest expense                      2,446,879       1,909,352
                                                    ----------      ----------
NET INTEREST INCOME                                  2,982,475       3,154,499

PROVISION (CREDIT) FOR LOAN LOSSES                    (382,000)        319,517
                                                    ----------      ----------
NET INTEREST INCOME AFTER PROVISION (CREDIT) FOR
   LOAN LOSSES                                       3,364,475       2,834,982
                                                    ----------      ----------
NON-INTEREST INCOME
   Data service fees                                 2,834,357       2,566,485
   Trust fees                                          767,969         726,417
   Customer service fees                               526,197         499,528
   Net gains on loan sales                              28,895           7,043
   Net realized gains on sales of
     available-for-sale securities                      34,050         112,394
   Loan servicing fees                                  79,186          91,216
   Loss on sale of assets                              (36,011)        (10,508)
   Other                                               151,328          87,432
                                                    ----------      ----------
         Total non-interest income                   4,385,971       4,080,007
                                                    ----------      ----------

See notes to condensed consolidated financial statements (unaudited)

                             RURBAN FINANCIAL CORP.
     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) (CONTINUED)
                               THREE MONTHS ENDED

                                    SEPTEMBER 30,   SEPTEMBER 30,
                                        2005             2004
                                    -------------   -------------
NON-INTEREST EXPENSE
   Salaries and employee benefits     $3,607,270     $3,080,476
   Net occupancy expense                 312,661        235,173
   Equipment expense                   1,294,686      1,099,129
   Data processing fees                   99,085         75,702
   Professional fees                     467,951        512,476
   Marketing expense                     144,954         84,663
   Printing and office supplies          115,320         73,506
   Telephone and communications          180,261        171,529
   Postage and delivery expense           77,979         85,747
   State, local and other taxes          146,683         (5,493)
   Employee expense                      225,032        165,510
   Other                                 338,556        332,110
                                      ----------     ----------
      Total non-interest expense       7,010,438      5,910,528
                                      ----------     ----------
INCOME BEFORE INCOME TAX                 740,008      1,004,461

PROVISION FOR INCOME TAXES               247,824        305,819
                                      ----------     ----------
NET INCOME                            $  492,184     $  698,642
                                      ==========     ==========
BASIC EARNINGS PER SHARE              $     0.11     $     0.15
                                      ==========     ==========
DILUTED EARNINGS PER SHARE            $     0.11     $     0.15
                                      ==========     ==========
DIVIDENDS DECLARED PER SHARE          $     0.05     $       --
                                      ==========     ==========

See notes to condensed consolidated financial statements (unaudited)

                             RURBAN FINANCIAL CORP.
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                                NINE MONTHS ENDED

                                                   SEPTEMBER 30,   SEPTEMBER 30,
                                                       2005             2004
                                                   -------------   -------------
INTEREST INCOME
   Loans, including fees
      Taxable                                       $12,098,708     $12,233,058
      Tax-exempt                                         48,227          50,508
   Securities
      Taxable                                         3,134,559       2,570,230
      Tax-exempt                                        165,462         119,990
   Other                                                159,716          53,059
                                                    -----------     -----------
         Total interest income                       15,606,672      15,026,845
                                                    -----------     -----------
INTEREST EXPENSE
   Deposits                                           4,012,052       3,481,494
   Other borrowings                                     204,365         297,538
   Retail repurchase agreements                          60,328          23,147
   Federal Home Loan Bank advances                    1,581,052       1,332,752
   Trust preferred securities                           842,170         843,356
                                                    -----------     -----------
         Total interest expense                       6,699,967       5,978,287
                                                    -----------     -----------
NET INTEREST INCOME                                   8,906,705       9,048,558

PROVISION (CREDIT) FOR LOAN LOSSES                      (30,000)        129,517
                                                    -----------     -----------
NET INTEREST INCOME AFTER PROVISION (CREDIT) FOR
   LOAN LOSSES                                        8,936,705       8,919,041
                                                    -----------     -----------
NON-INTEREST INCOME
   Data service fees                                  8,662,825       7,683,585
   Trust fees                                         2,351,509       2,302,406
   Customer service fees                              1,409,199       1,518,714
   Net gains on loan sales                               46,243          27,090
   Net realized gains on sales of
      available-for-sale securities                      25,300         236,356
   Loan servicing fees                                  225,326         285,247
   Gain (loss) on sale of assets                        (18,935)         67,823
   Other                                                513,714         376,685
                                                    -----------     -----------
         Total non-interest income                   13,215,181      12,497,906
                                                    -----------     -----------

See notes to condensed consolidated financial statements (unaudited)

                             RURBAN FINANCIAL CORP.
     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) (CONTINUED)
                                NINE MONTHS ENDED

                                   SEPTEMBER 30,   SEPTEMBER 30,
                                        2005           2004
                                   -------------   -------------
NON-INTEREST EXPENSE
   Salaries and employee benefits   $10,339,614     $ 9,631,372
   Net occupancy expense                897,058         721,878
   Equipment expense                  3,831,477       3,158,707
   Data processing fees                 303,781         284,159
   Professional fees                  1,697,020       1,658,423
   Marketing expense                    308,925         263,444
   Printing and office supplies         397,153         327,145
   Telephone and communications         494,198         483,998
   Postage and delivery expense         236,006         262,147
   State, local and other taxes         380,036         409,108
   Employee expense                     726,561         553,739
   Other                              1,163,450       1,010,319
                                    -----------     -----------
      Total non-interest expense     20,775,279      18,764,439
                                    -----------     -----------

INCOME BEFORE INCOME TAX              1,376,607       2,652,508

PROVISION FOR INCOME TAXES              359,661         632,801
                                    -----------     -----------
NET INCOME                          $ 1,016,946     $ 2,019,707
                                    ===========     ===========
BASIC EARNINGS PER SHARE            $      0.22     $      0.44
                                    ===========     ===========
DILUTED EARNINGS PER SHARE          $      0.22     $      0.44
                                    ===========     ===========
DIVIDENDS DECLARED PER SHARE        $      0.15     $        --
                                    ===========     ===========

See notes to condensed consolidated financial statements (unaudited)

                             RURBAN FINANCIAL CORP.
          CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS'
                               EQUITY (UNAUDITED)

                                                         Three Months Ended                        Nine Months Ended
                                              ---------------------------------------   ---------------------------------------
                                              September 30, 2005   September 30, 2004   September 30, 2005   September 30, 2004
                                              ------------------   ------------------   ------------------   ------------------
Balance at beginning of period                    $50,599,536          $48,227,216          $50,305,795          $48,382,756
Net Income                                            492,184              698,642            1,016,946            2,019,707
Other comprehensive income (loss):
   Net change in unrealized gains (losses)
      on securities available-for-sale, net          (582,396)           1,031,379             (393,135)            (541,532)
                                                  -----------          -----------          -----------          -----------
Total comprehensive income (loss)                     (90,212)           1,730,021              623,811            1,478,175
Cash dividend                                        (228,566)                  --             (685,443)                  --
Stock options exercised                                    --                7,204               36,595               24,874
Paydown of ESOP loan                                       --               39,318                   --              117,954
                                                  -----------          -----------          -----------          -----------
Balance at end of period                          $50,280,758          $50,003,759          $50,280,758          $50,003,759
                                                  ===========          ===========          ===========          ===========

See notes to condensed consolidated financial statements (unaudited)

                             RURBAN FINANCIAL CORP.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                NINE MONTHS ENDED

                                                              SEPTEMBER 30,   SEPTEMBER 30,
                                                                   2005            2004
                                                              -------------   -------------
OPERATING ACTIVITIES
   Net income                                                 $  1,016,946    $  2,019,707
   Adjustments to reconcile net income to net cash provided
      by operating activities
      Depreciation and amortization                              2,280,844       1,761,071
      Provision for loan losses                                    (30,000)        129,517
      ESOP shares earned                                                --         117,954
      Amortization of premiums and discounts on securities         143,019         465,515
      Amortization of intangible assets                             77,815          76,995
      Deferred income taxes                                         83,746              --
      Proceeds from sale of loans held for sale                  4,468,743       3,945,061
      Originations of loans held for sale                       (4,309,600)     (3,917,971)
      Gain from sale of loans                                      (46,243)        (27,090)
      Loss on sales of foreclosed assets                            19,221          10,508
      FHLB Stock Dividends                                         (82,400)        (69,200)
      Gain on sales of premises and equipment                         (286)             --
      Net realized gains on available-for-sale securities          (25,300)       (236,356)
   Changes in
      Interest receivable                                         (455,632)        (32,522)
      Other assets                                                 343,478       1,300,066
      Interest payable and other liabilities                       (22,740)     (2,807,557)
                                                              ------------    ------------
         Net cash provided by operating activities               3,461,611       2,735,698
                                                              ------------    ------------

INVESTING ACTIVITIES
   Net change in interest-bearing deposits                              --          10,000
   Purchases of available-for-sale securities                  (30,171,309)    (60,969,199)
   Proceeds from maturities of available-for-sale
      securities                                                13,792,631      49,605,726
   Proceeds from the sales of available-for-sale securities      5,310,512      22,413,277
   Net change in loans                                          (4,223,001)      6,346,236
   Purchase of bank owned life insurance                                --      (8,000,000)
   Proceeds from assumption of net liabilities in business
      acquisition                                               48,645,686              --
   Purchase of premises and equipment                           (2,760,567)     (2,893,087)
   Purchase of Federal Home Loan and Federal Reserve
      Bank stock                                                        --        (383,300)
   Proceeds from sale of Federal Home Loan and Federal
      Reserve Bank stock                                                --         383,300
   Proceeds from sales of premises and equipment                   288,553              --
   Proceeds from the sale of foreclosed assets                   1,573,627       1,459,157
                                                              ------------    ------------
         Net cash provided by investing activities              32,456,132       7,972,110
                                                              ------------    ------------

See notes to condensed consolidated financial statements (unaudited)

                             RURBAN FINANCIAL CORP.
     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)
                                NINE MONTHS ENDED

                                                                      SEPTEMBER 30,   SEPTEMBER 30,
                                                                           2005            2004
                                                                      -------------   -------------
FINANCING ACTIVITIES
   Net decrease in demand deposits, money market, interest checking
      and savings accounts                                            $ (2,126,650)   $(11,670,644)
   Net decrease in certificates of deposit                             (19,389,270)    (15,821,850)
   Net increase (decrease) in securities sold under agreements to
      repurchase                                                         2,541,001        (906,603)
   Net decrease in federal funds purchased                              (5,400,000)             --
   Proceeds from Federal Home Loan Bank advances                        12,500,000      17,000,000
   Repayment of Federal Home Loan Bank advances                        (34,500,000)             --
   Repayment of notes payable                                           (1,026,862)     (6,899,025)
   Proceeds from trust preferred                                        10,310,000              --
   Dividends paid                                                         (685,443)             --
   Proceeds from stock options exercised                                    36,595          24,874
                                                                      ------------    ------------
      Net cash used in financing activities                            (37,740,629)    (18,273,248)
                                                                      ------------    ------------

DECREASE IN CASH AND CASH EQUIVALENTS                                   (1,822,886)     (7,565,440)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                            10,617,766      24,176,952
                                                                      ------------    ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                              $  8,794,880    $ 16,611,512
                                                                      ============    ============
SUPPLEMENTAL CASH FLOWS INFORMATION
   Interest paid                                                      $  6,522,908    $  7,590,839
   Transfer of loans to foreclosed assets                             $  3,126,638    $     79,113

See notes to condensed consolidated financial statements (unaudited)

RURBAN FINANCIAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements reflect all adjustments that are, in the opinion of management, necessary to fairly present the financial position, results of operations and cash flows of the Company for the interim periods presented herein. Those adjustments consist only of normal recurring adjustments. Results of operations for the three and nine months ended September 30, 2005 are not necessarily indicative of results for the complete year.

The condensed consolidated balance sheet of the Company as of December 31, 2004 has been derived from the audited consolidated balance sheet of the Company as of that date.

These financial statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

The Company accounts for its stock option plan under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees"(APB 25) and related interpretations. Under APB 25, no stock-based employee compensation cost is reflected in net income, as all options granted under the Company's stock option plan had an exercise price equal to the market value of the underlying common stock on the grant date. Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS 148, requires pro forma disclosures of net income and earnings per share for companies not adopting its fair value accounting method for stock-based employee compensation. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value provisions of FASB Statement No. 123 to measure stock-based employee compensation expense.

                                                 Three Months Ended      Nine Months Ended
                                                   September 30,           September 30,
                                                -------------------   -----------------------
                                                  2005       2004        2005         2004
                                                --------   --------   ----------   ----------
Net income, as reported                         $492,184   $698,642   $1,016,946   $2,019,707
Less: Total stock-based employee
   compensation cost determined under
   the fair value based method, net of
   income taxes                                   (2,970)   (49,183)    (640,765)    (147,548)
                                                --------   --------   ----------   ----------
Pro forma net income                            $489,214   $649,459   $  376,181   $1,872,159
                                                ========   ========   ==========   ==========
Earnings per share:
   Basic - as reported                          $   0.11   $   0.15   $     0.22   $     0.44
   Basic - pro forma                            $   0.11   $   0.14   $     0.08   $     0.41
   Diluted - as reported                        $   0.11   $   0.15   $     0.22   $     0.44
   Diluted - pro forma                          $   0.11   $   0.14   $     0.08   $     0.41

On April 14, 2005, the Securities and Exchange Commission (SEC) announced the adoption of a new rule that delays the dates for compliance with Statement of Financial Accounting Standards No. 123 (revised 2004) (SFAS No. 123R). SFAS No. 123R was previously scheduled to become mandatory for public entities, such as the Company, that do not file as small business issuers as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. The SEC's new rule allows these public entities to implement SFAS No. 123R at the beginning of the next fiscal year that begins after June 15, 2005. SFAS No. 123R prohibits companies from using APB 25 for the accounting of stock options and requires that grants of stock options be charged to expense. Companies are permitted to adopt SFAS No. 123R earlier than the beginning of their next fiscal year, but management of the Company intends to adopt SFAS No. 123R in the first quarter of 2006.

SFAS No. 123R permits public companies to adopt its requirements using one of two methods. The "modified prospective" method recognizes compensation expense beginning with the effective date for all stock options granted after the effective date and for all stock options that become vested after the effective date. The "modified retrospective" method includes the requirements of the "modified prospective" method described above, but also permits entities to restate prior period results based on the amounts previously recognized under SFAS No. 123 for purpose of pro forma disclosures. The Company has not made a determination as to which method it will utilize upon adoption of SFAS no. 123R.

NOTE B--EARNINGS PER SHARE

Earnings per share have been computed based on the weighted average number of shares outstanding during the periods presented. For the periods ended September 30, 2005 and 2004, stock options totaling 235,066 and 302,122 shares of common stock, respectively, were not considered in computing EPS as they were anti-dilutive. The number of shares used in the computation of basic and diluted earnings per share was:

                               Three Months Ended      Nine Months Ended
                                 September 30,           September 30,
                             ---------------------   --------------------
                                2005        2004        2005        2004
                             ---------   ---------   ---------   ---------
Basic earnings per share     4,573,033   4,555,590   4,570,266   4,555,207
Diluted earnings per share   4,574,492   4,557,019   4,584,070   4,570,010

NOTE C - LOANS, RISK ELEMENTS AND ALLOWANCE FOR LOAN LOSSES

Total loans on the balance sheet are comprised of the following classifications at:

                                                    September 30,   December 31,   September 30,
                                                         2005           2004            2004
                                                    -------------   ------------   -------------
Commercial                                          $ 53,918,640    $ 58,498,557   $ 62,788,372
Commercial real estate                                69,955,831      64,107,549     63,586,814
Agricultural                                          41,838,103      41,239,895     43,300,968
Residential real estate                               65,671,854      63,828,237     64,009,425
Consumer                                              37,844,514      31,948,581     32,982,783
Lease financing                                        2,403,323       5,127,639      6,579,814
                                                    ------------    ------------   ------------
Total loans                                          271,632,265     264,750,458    273,248,176
Less
   Net deferred loan fees, premiums and discounts       (222,881)       (269,669)      (292,598)
                                                    ------------    ------------   ------------
      Loans, net of unearned income                 $271,409,384    $264,480,789   $272,955,578
                                                    ============    ============   ============
Allowance for loan losses                           $ (4,813,956)   $ (4,899,063)  $ (5,368,515)
                                                    ============    ============   ============

The following is a summary of the activity in the allowance for loan losses account for the three and nine months ended September 30, 2005 and September 30, 2004.

                                  Three Months Ended          Nine Months Ended
                                     September 30,              September 30,
                               ------------------------   -------------------------
                                  2005          2004          2005         2004
                               ----------   -----------   -----------   -----------
Balance, beginning of year     $5,210,464   $ 6,922,995   $ 4,899,063   $10,181,135
Provision charged to expense     (382,000)      319,517       (30,000)      129,517
Recoveries                        304,140       204,041     1,419,602     1,279,283
Loans charged off                (318,648)   (2,078,038)   (1,474,709)   (6,221,420)
                               ----------   -----------   -----------   -----------
Balance, end of period         $4,813,956   $ 5,368,515   $ 4,813,956   $ 5,368,515
                               ==========   ===========   ===========   ===========

The following schedule summarizes nonaccrual, past due and impaired loans at:

                                                September 30,   December 31,   September 30,
                                                     2005           2004            2004
                                                -------------   ------------   -------------
Non-accrual loans                                $12,507,000    $13,384,000     $16,524,000
Accruing loans which are contractually
   past due 90 days or more as to interest or
   principal payments                                      0         11,000               0
                                                 -----------    -----------     -----------
      Total non-performing loans                 $12,507,000    $13,395,000     $16,524,000
                                                 ===========    ===========     ===========

Individual loans determined to be impaired, including non-accrual loans, were as follows:

                                                    September 30,   December 31,   September 30,
                                                         2005           2004            2004
                                                    -------------   ------------   -------------
Loans with no allowance for loan losses allocated     $  923,000     $   975,000    $   443,000
Loans with allowance for loan losses allocated         8,525,000      10,411,000     12,402,000
                                                      ----------     -----------    -----------
   Total impaired loans                               $9,448,000     $11,386,000    $12,845,000
                                                      ==========     ===========    ===========
Amount of allowance allocated                         $1,299,000     $ 1,265,000    $ 2,472,000
                                                      ==========     ===========    ===========

NOTE D - ACQUISITIONS

PURCHASE OF LIMA, OHIO BRANCHES

On March 15, 2005, State Bank and Trust Company ("State Bank"), a wholly owned subsidiary of Rurban, entered into a Branch Purchase and Assumption Agreement (the "Purchase Agreement") with Liberty Savings Bank, FSB ("Liberty Savings"), a subsidiary of Liberty Capital, Inc. The Purchase Agreement provided for the sale to State Bank of two of Liberty Savings' bank branches and one non-banking facility located in Lima, Ohio. The transaction, which included the acquisition of approximately $60.6 million in deposits and $5.9 million in loans, closed on June 17, 2005 and the branches opened as State Bank branches on June 20, 2005. As of September 30, 2005, the Lima branches had $48.3 million in deposits and $9.4 million in loans.

The following table summarizes the estimated fair values of the assets and liabilities acquired during the acquisition as of September 30, 2005:

Loans                           $   5,887,339
Core deposits                         752,574
Goodwill                            3,928,552
Accrued interest receivable            28,962
Premises and equipment              1,239,000
                                -------------
   Total assets acquired           11,836,427

Deposits                           60,623,457
CD premium                           (249,890)
Accrued interest payable               62,114
Other liabilities                      46,432
                                -------------
   Total liabilities acquired      60,482,113
                                -------------
      Net liabilities assumed    ($48,645,686)
                                =============

The total deposit premium paid for this transaction was $4.9 million. Of this amount, $752,574 was allocated to a core deposit intangible asset, $249,890 was allocated to a CD premium, and $3.9 million was allocated to goodwill.

The operating information from the purchased branches was not available from Liberty Savings and therefore, the pro forma information is omitted.

ACQUISITION OF EXCHANGE BANCSHARES, INC.

On April 13, 2005, Rurban entered into an Agreement and Plan of Merger (the "Merger Agreement") with Exchange Bancshares, Inc., an Ohio corporation ("Exchange"), headquartered in Luckey, Ohio. In accordance with the terms and conditions of the Merger Agreement, Exchange will be merged with and into Rurban, with Rurban being the surviving corporation in the merger. Exchange's wholly-owned subsidiary, Exchange Bank, will operate as a separate bank subsidiary of Rurban following the completion of the merger. This transaction is expected to be completed later this year.

Pursuant to the terms of the Merger Agreement, approximately one-half of the outstanding common shares of Exchange will be exchanged for cash and approximately one-half of the outstanding common shares will be exchanged for common shares of Rurban. Subject to certain adjustments set forth in the Merger Agreement, each outstanding common share of Exchange will be converted into either $22.00 in cash or 1.555 common shares of Rurban. Shareholders of Exchange who hold 100 or fewer shares will receive all cash, while shareholders holding more than 100 shares may elect cash, Rurban common shares or a combination of cash and Rurban common shares.

The merger is subject to approval by federal and state regulators, as well as the satisfaction of other customary conditions set forth in the Merger Agreement. As of the date of this filing, final regulatory approval had not been received. The shareholders of Exchange approved the acquisition at a special board meeting held on October 11, 2005.

As stated in the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, the Merger Agreement provides for a reduction in the purchase price per share to be paid by the Company in the merger in the event the shareholders' equity of Exchange (as adjusted in accordance with the Merger Agreement) falls below $8.1 million prior to the closing.

On or about July 13, 2005, Exchange filed Amendment No. 1 to its Form 10-KSB for the fiscal year ended December 31, 2004 and Amendment No. 1 to its Form 10-QSB for the quarterly period ended March 31, 2005 in response to a comment letter received from the Securities and Exchange Commission relating to the accounting and reporting by Exchange of its valuation allowance for deferred tax assets. The impact of the Amendments was to decrease Exchange's shareholder's equity at December 31, 2004 by $196,000 and to further decrease Exchange's shareholders' equity at March 31, 2005 by $35,000. The impact of these reductions could result in a reduction in the per share purchase price to be paid by Rurban in the merger.

NOTE E - NOTES PAYABLE AND TRUST PREFERRED SECURITIES

RFCBC, Inc. has a note payable to an unaffiliated bank secured by the common stock of Rurbanc Data Services, Inc. ("RDSI") and substantially all of the assets of RFCBC, Inc. The note requires quarterly principal payments of $300,000 together with interest at the prime rate plus 1% (7.75% at September 30, 2005) and matures on June 6, 2006. The principal note balance was $1,100,000 as of September 30, 2005, $2,000,000 as of December 31, 2004 and $2,300,000 as of
September 30, 2004. The outstanding balance of $1,100,000 was paid off on October 7, 2005.

RDSI has two notes payable to State Bank. The notes were originated in September of 2004 and had a combined original principal balance of $2,028,574, of which $1,128,574 was participated to an unaffiliated bank. The first note is secured by equipment and second lien positions on all business assets and requires monthly payments of $15,857, with interest at 6.50%. The participated principal note balance was $666,793 as of September 30, 2005 and $773,654 as of December 31, 2004. The second note is secured by equipment and second lien positions on all business assets and requires monthly payments of $6,272, with interest at 6.50%. The participated principal note balance was $263,736 as of September 30, 2005 and $306,002 as of December 31, 2004.

State Bank has a note payable to Ford Motor Credit Company which is secured by a vehicle. The note requires monthly payments of $795 at a zero percent interest rate and matures on January 5, 2008. The principal note balance was $22,265 as of September 30, 2005.

The company established Rurban Statutory Trust II ("RST II") in August 2005. In September 2005, RST II completed a pooled private offering of 10,000 Capital Securities with a liquidation amount of $1,000 per security. The proceeds of the offerings were loaned to the Company in exchange for junior subordinated debentures of the Company with terms substantially similar to the Capital Securities. The balance of trust preferred securities was $20,620,000 as of September 30, 2005.

NOTE F - REGULATORY MATTERS

The Company and State Bank are subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators. If undertaken, these actions could have a direct material adverse effect on the Company's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and State Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and State Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined in the regulations), and of Tier I capital (as defined in the regulations) to average assets (as defined as in the regulations). As of September 30, 2005, the Company and State Bank exceeded all "well-capitalized" requirements to which they are subject.

As of September 30, 2005, the most recent notification to the regulators categorized State Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, State Bank must maintain capital ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed State Bank's categorization as well capitalized.

The Company's consolidated and State Bank's actual capital amounts (in millions) and ratios are presented in the following table.

                                                    MINIMUM REQUIRED    TO BE WELL CAPITALIZED
                                                      FOR CAPITAL      UNDER PROMPT CORRECTIVE
                                      ACTUAL       ADEQUACY PURPOSES      ACTION PROVISIONS
                                  --------------   -----------------   -----------------------
                                  AMOUNT   RATIO     AMOUNT   RATIO         AMOUNT   RATIO
                                  ------   -----     ------   -----         ------   -----
As of September 30, 2005
   Total Capital
      (to Risk-Weighted Assets)
      Consolidated                 $67.9   23.0%      $23.6    8.0%          $  --     N/A
      State Bank                    35.8   13.1        22.0    8.0            27.5    10.0

   Tier I Capital
      (to Risk-Weighted Assets)
      Consolidated                  61.3   20.8        11.8    4.0              --     N/A
      State Bank                    32.8   11.9        11.0    4.0            16.5     6.0

   Tier I Capital
      (to Average Assets)
      Consolidated                  61.3   14.0        17.5    4.0              --     N/A
      State Bank                    32.8    7.9        16.6    4.0            20.7     5.0

As of December 31, 2004
   Total Capital
      (to Risk-Weighted Assets)
      Consolidated                 $61.9   22.0%      $22.5    8.0%          $  --     N/A
      State Bank                    39.4   15.3        20.7    8.0            25.8    10.0

   Tier I Capital
      (to Risk-Weighted Assets)
      Consolidated                  58.4   20.7        11.3    4.0              --     N/A
      State Bank                    36.3   14.0        10.3    4.0            15.5     6.0

   Tier I Capital
      (to Average Assets)
      Consolidated                  58.4   14.2        16.5    4.0              --     N/A
      State Bank                    36.3    9.3        15.6    4.0            19.5     5.0

NOTE G - CONTINGENT LIABILITIES

There are various contingent liabilities that are not reflected in the Company's consolidated financial statements, including claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material effect on the Company's consolidated financial condition or results of operations.

NOTE H - NEW ACCOUNTING PRONOUNCEMENTS

On April 14, 2005, the Securities and Exchange Commission (SEC) announced the adoption of a new rule that delays the dates for compliance with Statement of Financial Accounting Standards No. 123 (revised 2004) (SFAS No. 123R). SFAS No. 123R was previously scheduled to become mandatory for public entities, such as the Company, that do not file as small business issuers as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. The SEC's new rule allows these public entities to implement SFAS No. 123R at the beginning of the next fiscal year that begins after June 15, 2005. SFAS No. 123R prohibits companies from using APB 25 for the accounting of stock options and requires that grants of stock options be charged to expense. Companies are permitted to adopt SFAS No. 123R earlier than the beginning of their next fiscal year, but management of the Company intends to adopt SFAS No. 123R in the first quarter of 2006.

SFAS No. 123R permits public companies to adopt its requirements using one of two methods. The "modified prospective" method recognizes compensation expense beginning with the effective date for all stock options granted after the effective date and for all stock options that become vested after the effective date. The "modified retrospective" method includes the requirements of the "modified prospective" method described above, but also permits entities to restate prior period results based on the amounts previously recognized under SFAS No. 123 for purpose of pro forma disclosures. The Company has not made a determination as to which method it will utilize upon adoption of SFAS no. 123R.

NOTE I - COMMITMENTS AND CREDIT RISK

As of September 30, 2005, loan commitments and unused lines of credit totaled $55,351,000 standby letters of credit totaled $451,000 and no commercial letters of credit were outstanding.

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

As of and for the nine months ended September 30, 2005

                                                             Data                        Total      Intersegment   Consolidated
                                             Banking      Processing      Other        Segments      Elimination      Totals
                                          ------------   -----------   -----------   ------------   ------------   ------------
Income statement information:
   Net interest income (expense)          $  9,955,738   $  (183,276)  $  (865,757)  $  8,906,705                  $  8,906,705
   Non-interest income - external
      customers                              2,159,638     8,662,825     2,392,718     13,215,181                    13,215,181
   Non-interest income - other segments             --     1,016,193     1,321,091      2,337,284     (2,337,284)            --
                                          ------------   -----------   -----------   ------------   ------------   ------------
      Total revenue                         12,115,376     9,495,742     2,848,052     24,459,170     (2,337,284)    22,121,886
   Non-interest expense                     11,872,865     7,707,020     3,532,678     23,112,563     (2,337,284)    20,775,279
   Significant non-cash items:
      Depreciation and
         amortization                          482,951     1,712,128        85,765      2,280,844             --      2,280,844
      Provision for loan losses                (30,000)           --            --        (30,000)            --        (30,000)
   Income tax expense (benefit)                150,152       648,504      (438,995)       359,661             --        359,661
   Segment profit (loss)                  $    712,325   $ 1,140,218   $  (835,597)  $  1,016,946   $         --   $  1,016,946
   Balance sheet information:
   Total assets                           $433,565,505   $10,182,412   $15,405,372   $459,153,289   $(20,571,189)  $438,582,100
   Goodwill and intangibles                  7,300,167            --            --      7,300,167             --      7,300,167
   Premises and equipment
      expenditures, Nine months
      ended September 30, 2005                 700,081     1,935,221       125,265      2,760,567             --      2,760,567

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

Rurban Statutory Trust II ("RST II") was established in August 2005. In September 2005, RST II completed a pooled private offering of 10,000 Capital Securities with a liquidation amount of $1,000 per security. The proceeds of the offering were loaned to the Company in exchange for junior subordinated debentures of the Company with terms substantially similar to the Capital Securities. The sole assets of RST II are the junior subordinated debentures, and the back-up obligations, in the aggregate, constitute a full and unconditional guarantee by the Company of the obligations of RST II under the Capital Securities.

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

IMPACT OF ACCOUNTING CHANGES

On April 14, 2005, the Securities and Exchange Commission (SEC) announced the adoption of a new rule that delays the dates for compliance with Statement of Financial Accounting Standards No. 123 (revised 2004) (SFAS No. 123R). SFAS No. 123R was previously scheduled to become mandatory for public entities, such as the Company, that do not file as small business issuers as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. The SEC's new rule allows these public entities to implement SFAS No. 123R at the beginning of the next fiscal year that begins after June 15, 2005. SFAS No. 123R prohibits companies from using APB 25 for the accounting of stock options and requires that grants of stock options be charged to expense. Companies are permitted to adopt SFAS No. 123R earlier than the beginning of their next fiscal year, but management of the Company intends to adopt SFAS No. 123R in the first quarter of 2006.

SFAS No. 123R permits public companies to adopt its requirements using one of two methods. The "modified prospective" method recognizes compensation expense beginning with the effective date for all stock options granted after the effective date and for all stock options that become vested after the effective date. The "modified retrospective" method includes the requirements of the "modified prospective" method described above, but also permits entities to restate prior period results based on the amounts previously recognized under SFAS No. 123 for purpose of pro forma disclosures. The Company has not made a determination as to which method it will utilize upon adoption of SFAS no. 123R.

PURCHASE OF LIMA, OHIO BRANCHES

On June 17, 2005, State Bank acquired two bank branches and one non-banking facility located in Lima, Ohio from Liberty Savings Bank, FSB, a subsidiary of Liberty Capital, Inc. The acquisition included approximately $60.6 million in deposits and $5.9 million in loans. The branches opened as State Bank branches on June 20, 2005. As of September 30, 2005, the Lima branches had $48.3 million in deposits and $9.4 million in loans.

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

Pursuant to the terms of the Merger Agreement, approximately one-half of the outstanding common shares of Exchange will be exchanged for cash and approximately one-half of the outstanding common shares will be exchanged for common shares of Rurban. Subject to certain adjustments set forth in the Merger Agreement, each outstanding common share of Exchange will be converted into either $22.00 in cash or 1.555 common shares of Rurban. Shareholders of Exchange who hold 100 or fewer shares will receive all cash, while shareholders holding more than 100 shares may elect cash, Rurban common shares or a combination of cash and Rurban common shares.

The merger is subject to approval by federal and state regulators, as well as the satisfaction of other customary conditions set forth in the Merger Agreement. As of the date of this filing, final regulatory approval had not been received. The shareholders of Exchange approved the acquisition at a special board meeting held on October 11, 2005.

As stated in the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, the Merger Agreement provides for a reduction in the purchase price per share to be paid by the Company in the merger in the event the shareholders' equity of Exchange (as adjusted in accordance with the Merger Agreement) falls below $8.1 million prior to the closing.

On or about July 13, 2005, Exchange filed Amendment No. 1 to its Form 10-KSB for the fiscal year ended December 31, 2004 and Amendment No. 1 to its Form 10-QSB for the quarterly period ended March 31, 2005 in response to a comment letter received from the Securities and Exchange Commission relating to the accounting and reporting by Exchange of its valuation allowance for deferred tax assets. The impact of the Amendments was to decrease Exchange's shareholder's equity at December 31, 2004 by $196,000 and to further decrease Exchange's shareholders' equity at March 31, 2005 by $35,000. The impact of these reductions could result in a reduction in the per share purchase price to be paid by Rurban in the merger.

QUARTERLY AND YTD EARNINGS SUMMARY

The net income for the third quarter of 2005 was $492,000, or $0.11 per diluted share, versus net income of $699,000, or $0.15 per diluted share, for the third quarter of 2004. Net income for the nine months was $1,017,000, or $0.22 per diluted share, versus net income of $2.0 million, or $0.44 per diluted share, for the same period in 2004. The third quarter net income was mainly driven by the reduction in the loan loss provision as a result of continued improvement in asset quality offset by higher levels of non-interest expense associated with expansion initiatives.

Net interest income decreased $172,000 to $3.0 million in the third quarter of 2005 compared to $3.2 million for the third quarter of 2004. The net interest margin was 3.10% for the third quarter of 2005 compared to 3.35% for the third quarter of 2004. Net interest income for the nine months was $8.9 million versus $9.0 million for the same period in 2004. The decline in net interest income resulted from higher funding costs driven by the rapid rise in short-term market rates plus the acquisition of the Lima branch deposits during the second quarter of 2005. The Company has begun utilizing the excess liquidity from its Lima branch acquisition by paying down higher-cost time deposits and borrowings as they mature. The Company continues to maintain its conservative posture on asset quality and adheres to its disciplined approach to loan growth. The Company has managed its balance sheet so that rate-sensitive assets are greater than rate-sensitive liabilities, and as a result, the Company will benefit from rising interest rates.

The provision for loan losses was a credit of $382,000 for the third quarter of 2005 compared to a provision of $320,000 for the third quarter of 2004. The provision for loan losses for the nine months was a credit of $30,000 versus a provision of $130,000 for the same period in 2004. Loan loss reserves were 1.77% of total loans in the third quarter of 2005 compared to 1.97% in the third quarter of 2004. The $382,000 reduction for the quarter and the $30,000 reduction for the nine month period to the Company's reserve was specifically the result of continued asset quality improvement.

Non-interest income increased $306,000 to $4.4 million in the third quarter of 2005 compared to $4.1 million for the third quarter of 2004. Non-interest income for the nine months was $13.2 million versus non-interest income of $12.5 million for the same period in 2004. The quarterly increase in non-interest income was mainly the result of the increase in data processing fees of $268,000 associated with the expansion of RDSI's customer base, a $42,000 increase in trust fees, and a $27,000 in customer service fees. The quarterly increase was partially offset by a $26,000 increase in the loss on the sale of repossessed assets. The year-to-date increase is mainly attributed to the increase in data processing fees of $979,000 as a result in the expansion of RDSI's customer base.

Non-interest expense increased $1.1 million to $7.0 million for the third quarter of 2005 compared to $5.9 million for the third quarter of 2004. Non-interest expense for the nine months was $20.8 million versus $18.8 million for the same period in 2004. The increase in non-interest expense was impacted by the operating expenses of the Lima branches that totaled $446,000 for the quarter and $584,000 year-to-date, certain costs associated with the pending Exchange acquisition, and the branch market optimization study.

CHANGES IN FINANCIAL CONDITION

SEPTEMBER 30, 2005 VS. DECEMBER 31, 2004

At September 30, 2005, total assets were $438.6 million, an increase of $23.3 million from December 31, 2004. The increase in assets was mainly attributable to the branch acquisitions in Lima and the issuance of new trust preferred debt. As of September 30, 2005, the Lima branches had $48.3 million in deposits and $9.4 million in loans. The increase was partially offset by the maturity of some higher-cost FHLB advances and allowing the Brokered Deposit portfolio to run-down.

SEPTEMBER 30, 2005 VS. SEPTEMBER 30, 2004

As of September 30, 2005, total assets increased $22.8 million from September 30, 2004. The increase was mainly due to the aforementioned Lima branch acquisition. The Lima branch acquisition added significant asset liquidity to the September 30, 2005 balance sheet compared to the same period a year ago most notably in the increase of available-for-sale securities of almost $23.5 million. Liability liquidity was also favorably impacted through the purchase of lower cost deposit liabilities which allowed the Company the ability to reduce its reliance on higher cost borrowings and brokered deposits and the new trust preferred debt.

LINKED QUARTER COMPARISON

The Company reported net income for the third quarter of 2005 of $492,000, or $0.11 per diluted share, versus a net loss of $114,000, or $0.02 per diluted share, for the second quarter of 2005. The third quarter was impacted favorably by a reduction in the loan loss provision as asset quality continues to improve, an increase in net interest income from an increase in average earning asset balances, and a decrease in non-interest expense. The second quarter loss was mainly driven by the Lima branch acquisition and the pending acquisition of Exchange, as well as a higher loan loss provision to address changing collateral values in the auto lease portfolio in response to recent automakers' discount programs.

Net interest income increased $55,000 or 2% to $3.0 million for the third quarter of 2005 when compared to the second quarter of 2005. This increase was driven principally as a result of the Lima market expansion.

A comparison of financial results for the quarter ended September 30, 2005 to the previous quarter ended June 30, 2005 is as follows:

                                                           Linked
                                     Three Months Ended    Quarter
                                    09/30/05   06/30/05   % Change
                                    --------   --------   --------
                                     (dollars in millions, except
                                            per share data)
Total Assets                         $ 439      $  451       -3%
Loans Held for Sale                     --         0.4       --
Loans (net of unearned income)         271         272       --
Allowance for Loan Losses              4.8         5.2       -8%
Total Deposits                         318         340       -6%
FHLB Advances & Federal Funds
   Purchased                          36.1        38.0       -5%
Net interest Income                    3.0         2.9       +2%
Loan Loss Provision                   (0.4)        0.4       --
Non-interest Income                    4.4         4.4       --
Non-interest Expense                   7.0         7.2       -3%
Net Income (Loss)                      0.5        (0.1)      --
Basic Earnings (Loss) Per Share      $0.11      $(0.02)      --
Diluted Earnings (Loss) Per Share    $0.11      $(0.02)      --

On a linked quarter basis, total loans decreased $1 million and total assets decreased $12 million. These decreases are mainly attributable to expected deposit run-offs in the Lima market. The Company continues to promote the exiting of out-of-market loans. FHLB advances and federal funds purchased, combined, decreased $1.9 million as a result of purchasing lower cost deposit liabilities in the Lima branch acquisition, which allowed the Company to reduce its reliance on higher cost borrowings and brokered deposits.

TOTAL REVENUE

                           Three Months Ended
                ---------------------------------------
                09/30/05   06/30/05   $Change   %Change
                --------   --------   -------   -------
                         (dollars in thousands)
Total Revenue    $7,368     $7,346      $+22     +0.3%

Total revenue (net interest income plus noninterest income) was $7.4 million for the third quarter of 2005 compared to $7.3 million for the second quarter of 2005, up $22,000 or 0.3%.

NET INTEREST INCOME

                                 Three Months Ended
                      ---------------------------------------
                      09/30/05   06/30/05   $Change   %Change
                      --------   --------   -------   -------
                               (dollars in thousands)
Net Interest Income    $2,982     $2,927      $+55      +2%

Net interest income increased $55,000 in the third quarter of 2005 when compared to the second quarter of 2005. The tax equivalent net interest margin for the third quarter of 2005 was 3.10%, flat compared to the previous quarter. The increase in net interest income was driven by an increase in earning assets as a result of the Lima branch acquisition that took place late in the second quarter.

LOAN LOSS PROVISION

The provision for loan losses was a credit of $382,000 for the third quarter of 2005 compared to a charge of $352,000 in the second quarter of 2005. The $382,000 reduction to the Company's reserve was the result of the continued improvement in asset quality. The results of the third quarter are discussed in the "Allowance for Loan Losses" section.

NON-INTEREST INCOME

                                           Three Months Ended
                                ---------------------------------------
                                09/30/05   06/30/05   $Change   %Change
                                --------   --------   -------   -------
                                         (dollars in thousands)
Total Non-interest Income       $ 4,386     $4,419      $-33       -1%
- Data Service Fees               2,834      2,873       -39       -1%
- Trust Fees                        768        779       -11       -1%
- Deposit Service Fees              526        446       +80      +18%
- Gains on Sale of Loans             29          9       +20     +222%
- Gains on Sale of Securities        34         --       +34       --
- Gain (Loss) on Assets             (36)        56       -92     -164%
- Other                             231        256       +25      +10%

Non-interest income decreased by $33,000 in the third quarter of 2005 compared to the second quarter of 2005. The third quarter slight decrease is mainly due to the Company liquidating various repossessed assets resulting in a loss of $36,000 in the third quarter of 2005 versus a gain of $56,000 in the second quarter of 2005. The third quarter decrease was mostly offset by an increase in customer service fees of $80,000 due to the expansion in the Lima market.

NON-INTEREST EXPENSE

                                            Three Months Ended
                                 ---------------------------------------
                                 09/30/05   06/30/05   $Change   %Change
                                 --------   --------   -------   -------
                                          (dollars in thousands)
Total Non-interest Expense        $7,010     $7,244     $-234       -3%
- Salaries & Employee Benefits     3,607      3,501      +106       +3%
- Equipment Expense                1,295      1,283       +12       +1%
- Professional Fees                  468        711      -243      -34%
- All Other                        1,640      1,749      -109       -6%

Non-interest expense for the third quarter of 2005 was $7.0 million compared to $7.2 million for the second quarter of 2005, a decrease of $234,000 or 3%. The linked quarter comparison reflects a gradual improvement in operating efficiencies throughout the Company, despite the $446,000 increase in quarterly operating expense related to the Lima acquisition.

LOANS

                                            As of
                         -------------------------------------------
                                     % of               % of    Inc
                         09/30/05   Total   06/30/05   Total   (Dec)
                         --------   -----   --------   -----   -----
                                    (dollars in millions)
Commercial                 $ 54      20%      $ 55      20%    $  (1)
Commercial real estate       70      26%        70      26%        0
Agricultural                 42      15%        44      16%       (2)
Residential                  66      24%        64      24%        2
Consumer                     38      14%        36      13%        2
Leasing loans                 2       1%         3       1%       (1)
                           ----               ----             -----
Total                      $272               $272             $   0
Loans held for sale           0                0.4              (0.4)
                           ----               ----             -----
   Total                   $272               $272             $   0

Loans remained constant from June 30, 2005 to September 30, 2005. However, the increase in the second quarter was mainly attributable to the Lima branch acquisition which resulted in approximately $6 million in loans. As of September 30, 2005, the Lima branches had $9.4 million in total loans. During the first quarter of 2005, the Company intensified its marketing efforts in Northwest Ohio and continued its focus on sales resulting in an improvement in loan volume, some of which is seasonally related to agriculture and some of which may be attributed to an improved local economy. These marketing efforts will continue throughout 2005.

ASSET QUALITY

                         As of and For the Quarter Ended
                              (dollars in millions)

                                           09/30/05   06/30/05    Change
                                           --------   --------   -------
Non-performing loans                        $12.5      $13.5     $ -1.0
Non-performing assets                        15.0       16.1       -1.1
Non-performing assets/ loan plus OREO        5.47%      5.87%     -0.40%
Non-performing assets/ total assets          3.42%      3.57%     -0.15%
Net chargeoffs                                 --       (0.1)      +0.1
Net chargeoffs (annualized)/ total loans      N/A        N/A        N/A
Loan loss provision                          (0.4)       0.4       -0.8
Allowance for loan loss - $                   4.8        5.2       -0.4
Allowance for loan loss - %                  1.77%      1.91%     -0.14%
Allowance/non-performing loans                 38%        39%        --
Allowance/non-performing assets                32%        32%        --

Non-performing assets at September 30, 2005 decreased to $15 million or 3.42% of total assets, versus $16.1 million, or 3.57% of total assets at June 30, 2005, a decrease of $1.1 million. This decrease is attributable to a $1 million decrease in non-accrual loans. The Company had net chargeoffs of $14,000 for the third quarter of 2005 compared to net recovery of $0.1 million in the second quarter of 2005.

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

                                             09/30/05                 06/30/05
                                      ----------------------   ----------------------
                                                 ALLOCATION               ALLOCATION
                                        LOAN    ------------     LOAN    ------------
                                      BALANCE     $      %     BALANCE     $      %
                                      -------   ----   -----   -------   ----   -----
Allocations for individual
   commercial loans graded Doubtful
   (impaired)                          $  9.4   $1.3   13.83%   $ 10.3   $1.8   17.48%
Allocations for individual
   commercial loans graded
   Substandard                            7.0    0.6    8.57       9.2    0.7    7.61
Allocation based on Special Mention
   loan balance                          11.3    0.3    2.65      12.1    0.4    3.31
"General" allowance based on
   chargeoff history of nine
   categories of loans                  243.9    2.6    1.07     240.8    2.3    0.96
                                       ------   ----   -----    ------   ----   -----
      TOTAL                            $271.6   $4.8    1.77%   $272.4   $5.2    1.91%

The amount of loans classified as doubtful decreased $.9 million to $9.4 million for the quarter ended September 30, 2005 and substandard loans decreased $2.2 million to $7.0 million. Allowance allocations on doubtful loans decreased $0.5 million and the allowance allocations on substandard loans decreased $0.1 million from June 30, 2005. The allowance for loan losses at September 30, 2005 was $4.8 million or 1.77% of loans compared to $5.2 million or 1.91% at June 30, 2005.

CAPITAL RESOURCES

At September 30, 2005, actual capital levels (in millions) and minimum required levels were:

                                                                                   Minimum Required
                                                            Minimum Required    To Be Well Capitalized
                                                              For Capital      Under Prompt Corrective
                                              Actual       Adequacy Purposes      Action Regulations
                                          --------------   -----------------   -----------------------
                                          Amount   Ratio     Amount   Ratio         Amount   Ratio
                                          ------   -----     ------   -----         ------   -----
Total capital (to risk weighted assets)
   Consolidated                            $67.9   23.0%      $23.6    8.0%          $  --     N/A
   State Bank                               35.8   13.1        22.0    8.0            27.5    10.0

     The Company and State Bank were categorized as well capitalized at September 30, 2005.

LIQUIDITY

Liquidity relates primarily to the Company's ability to fund loan demand, meet deposit customers' withdrawal requirements and provide for operating expenses. Assets used to satisfy these needs consist of cash and due from banks, federal funds sold, interest earning deposits in other financial institutions, securities available-for sale and loans held for sale. These assets are commonly referred to as liquid assets. Liquid assets were $128.0 million at September 30, 2005 compared to $119.6 million at December 31, 2004. Management believes its current liquidity level is sufficient to meet its operating needs.

The Company's residential first mortgage portfolio of $65.7 million at September 30, 2005 and $63.8 million at June 30, 2005, which can and has been used to collateralize borrowings, is an additional source of liquidity. At September 30, 2005, all eligible mortgage loans were pledged under a FHLB blanket lien.

The cash flow statements for the periods presented provide an indication of the Company's sources and uses of cash as well as an indication of the ability of the Company to maintain an adequate level of liquidity. A discussion of the cash flow statements for the nine months ended September 30, 2005 and 2004 follows.

The Company experienced positive cash flows from operating activities for the nine months ended September 30, 2005 and 2004. Net cash from operating activities was $3.5 million and $2.7 million, respectively, for the nine months ended September 30, 2005 and 2004.

Net cash flow from investing activities was $32.5 million and $8.0 million for the nine months ended September 30, 2005 and 2004, respectively. The changes in net cash from investing activities for the nine months ended September 30, 2005 include increases in loan growth and securities of $4.2 million and $11.1 million, respectively, offset by the proceeds from the Lima branch acquisition. The changes in net cash from investing activities for the nine months ended September 30, 2004 include a increase in securities of $11.0 million, a decrease in loans of $(6.3) million and changes in interest-bearing deposits, purchases of premises and equipment and other investing activities.

Net cash flow from financing activities was $(37.7) million and $(18.3) million for the nine months ended September 30, 2005 and 2004, respectively. The net cash variance was primarily due to repayments of FHLB advances of $34.5 million for the nine months ended September 30, 2005 compared to a reduction of total deposits of $(27.5) million for the nine months ended September 30, 2004.

OFF-BALANCE-SHEET BORROWING ARRANGEMENTS:

Significant additional off-balance-sheet liquidity is available in the form of FHLB advances, unused federal funds lines from correspondent banks, and the national certificate of deposit market.

Approximately $56.7 million of the Company's $65.7 million residential first mortgage loan portfolio qualifies to collateralize FHLB borrowings and was pledged to meet FHLB collateralization requirements as of September 30, 2005. In addition to residential first mortgage loans, $14.7 million in investment securities are pledged to meet FHLB collateralization requirements. Based on the current collateralization requirements of the FHLB, approximately $16.7 million of additional borrowing capacity existed at September 30, 2005.

As of September 30, 2005 and June 30, 2005, the Company had unused federal funds lines totaling $20.0 million from three correspondent banks. Federal funds borrowed were $2.1 million at September 30, 2005 and $0 at June 30, 2005.

                  TABULAR DISCLOSURE OF CONTRACTUAL OBLIGATIONS

                                                            SEPTEMBER 30, 2005
                                                           PAYMENT DUE BY PERIOD
                                   --------------------------------------------------------------------
                                                      LESS                                      MORE
                                                     THAN 1         1 - 3         3 - 5        THAN 5
Contractual Obligations                TOTAL          YEAR          YEARS         YEARS        YEARS
-----------------------            ------------   ------------   -----------   ----------   -----------
Long-Term Debt Obligations         $ 34,000,000   $  5,000,000   $ 8,000,000   $5,000,000   $16,000,000
Other Debt Obligations               22,672,794      1,299,529       464,671      288,594    20,620,000
Capital Lease Obligations                     0              0             0            0             0
Operating Lease Obligations           2,103,072        261,600       523,200      523,200       795,072
Purchase Obligations                          0              0             0            0             0
Other Long-Term Liabilities
   Reflected on the Registrant's
   Balance Sheet under GAAP         176,014,845    108,516,781    63,751,598    2,902,934       843,532
                                   ------------   ------------   -----------   ----------   -----------
   Total                           $234,790,711   $115,077,910   $72,739,469   $8,714,728   $38,258,604
                                   ============   ============   ===========   ==========   ===========

The Company's contractual obligations as of September 30, 2005 were evident in long-term debt obligations, other debt obligations, operating lease obligations and other long-term liabilities. Long-term debt obligations are comprised of FHLB advances of $34.0 million. Other debt obligations are comprised of Trust Preferred Securities of $20.6 million and Notes Payable of $2.1 million. The operating lease obligation is a lease on the State Bank operations building (formerly the RDSI-South building) of $99,600 a year and the RDSI-North building of $162,000 a year. Other long-term liabilities are comprised of time deposits of $176,014,845.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following table provides information about the Company's financial instruments used for purposes other than trading that are sensitive to changes in interest rates as of September 30, 2005. It does not present when these items may actually reprice. For loans receivable, securities, and liabilities with contractual maturities, the table presents principal cash flows and related weighted-average interest rates by contractual maturities as well as the Company's historical experience regarding interest rate fluctuations on the prepayment of loans and mortgage backed securities. For core deposits (demand deposits, interest-bearing checking, savings, and money market deposits) that have no contractual maturity, the table presents principal cash flows and, as applicable, related weighted-average interest rates based upon the Company's historical experience, management's judgment and statistical analysis, as applicable, concerning their most likely withdrawal behaviors. The current interest rates for core deposits have been assumed to apply for future periods in this table as the actual interest rates that will need to be paid to maintain these deposits are not currently known. Weighted average variable rates are based upon contractual rates existing at the reporting date.

          PRINCIPAL/NOTIONAL AMOUNT MATURING OR ASSUMED TO WITHDRAW IN:
                             (DOLLARS IN THOUSANDS)

                                      First      Years
                                      Year       2 - 5    Thereafter     Total
                                    --------   --------   ----------   --------
Comparison of 2005 to 2004:
Total rate-sensitive assets:
   At September 30, 2005            $181,776   $135,403    $ 76,554    $393,733
   At December 31, 2004              131,266    151,944      93,318     376,528
                                    --------   --------    --------    --------
Increase (decrease)                 $ 50,510   $(16,541)   $(16,764)   $ 17,205
Total rate-sensitive liabilities:
   At September 30, 2005            $152,227   $191,055    $ 40,583    $383,865
   At December 31, 2004              152,986    174,129      33,459     360,574
                                    --------   --------    --------    --------
Increase (decrease)                 $   (759)  $ 16,926    $  7,124    $ 23,291

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

The Company manages its interest rate risk by the employment of strategies to assure that desired levels of both interest-earning assets and interest-bearing liabilities mature or reprice with similar time frames. Such strategies include:
1) loans receivable which are renewed (and repriced) annually, 2) variable rate loans, 3) certificates of deposit with terms from one month to six years and 4) securities available for sale which mature at various times primarily from one through ten years, 5) federal funds borrowings with terms of one day to three days, and 6) FHLB borrowings with terms of one day to ten years.

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

Changes in Internal Control Over Financial Reporting

     There were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Company's fiscal quarter ended September 30, 2005, that have materially affected or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     The Company is not party to any pending legal proceedings other than routine litigation which management does not believe will have a material adverse effect on the Company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     a.   Not applicable

     b.   Not applicable

     c. The following table provides information regarding repurchases of the Company's common shares during the three months ended September 30, 2005:


                                                                                           Maximum Number (or
                                                                      Total Number of      Approximate Dollar
                                                                    Shares Purchased as     Value) of Shares
                                                                      Part of Publicly      that May Yet Be
                           Total Number of     Average Price Paid   Announced Plans or    Purchased Under the
        Period          Shares Purchased (1)        per Share             Programs         Plans or Programs
---------------------   --------------------   ------------------   -------------------   -------------------
Julyl 1 thru July 31,
   2005                         2,655                $12.94                  --                    --
August 1 thru August
   31, 2005                       771                $13.01                  --                    --
September 1 thru
   September 30, 2005           3,404                $12.94                  --                    --

(1) All of the repurchased shares were purchased by Reliance Financial Services, N.A., an indirect subsidiary of the Company, in its capacity as the administrator of the Company's Employee Stock Ownership and Savings Plan.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable

ITEM 5. OTHER INFORMATION

     Not applicable

ITEM 6. EXHIBITS

Exhibit No.                               Description                                 Location
-----------                               -----------                                 --------
4.1           Indenture, dated as of September 15, 2005, by and between Rurban     Filed herewith
              Financial Corp. and Wilmington Trust Company, as Debenture
              Trustee, relating to Floating Rate Junior Subordinated Deferrable
              Interest Debentures

4.2           Amended and Restated Declaration of Trust of Rurban Statutory        Filed herewith
              Trust II, dated as of September 15, 2005

4.3           Guarantee Agreement, dated as of September 15, 2005, by and          Filed herewith
              between Rurban Financial Corp. and Wilmington Trust Company, as
              Guarantee Trustee

31.1          Rule 13a-14(a)/15d-14(a) Certification (Principal Executive          Filed herewith
              Officer)

31.2          Rule 13a-14(a)/15d-14(a) Certification (Principal Financial          Filed herewith
              Officer)

32.1          Section 1350 Certification (Principal Executive Officer)             Filed herewith

32.2          Section 1350 Certification (Principal Financial Officer)             Filed herewith

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                        RURBAN FINANCIAL CORP.


Date: November 14, 2005                 By /S/ Kenneth A. Joyce
                                           -------------------------------------
                                           Kenneth A. Joyce
                                           President & Chief Executive Officer


                                        By /S/ James E. Adams
                                           -------------------------------------
                                           James E. Adams
                                           Executive Vice President &
                                           Chief Financial Officer