Form 10-K
period 2005-12-31
RURBAN FINANCIAL CORP
filed 2006-03-24
CIK 767405

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934
For the fiscal year ended December 31, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 0-13507
RURBAN FINANCIAL CORP.
(Exact name of Registrant as specified in its charter)

Ohio	34-1395608

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

401 Clinton Street, Defiance, Ohio	43512

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(419) 783-8950

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Title of each class
Common Shares, Without Par Value
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☑
If this report is an annual or transition report, indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934. Yes ☐   No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerate Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
The aggregate market value of the common shares of the registrant held by non-affiliates computed by reference to the price at which the common shares were last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $60,084,921.
The number of common shares of the registrant outstanding at March 24, 2006 was 5,027,433.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive Proxy Statement for its Annual Meeting of Shareholders to be held on April 20, 2006 are incorporated by reference into Part III of this Annual Report on Form 10-K.

RURBAN FINANCIAL CORP.
2005 ANNUAL REPORT ON FORM 10-K

2.

PART I
Item 1. Business.
General
     Rurban Financial Corp., an Ohio corporation (the “Company”), is a bank holding company under the Bank Holding Company Act of 1956, as amended, and is subject to regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”). The executive offices of the Company are located at 401 Clinton Street, Defiance, Ohio 43512.
     Through its direct and indirect subsidiaries, The State Bank and Trust Company (“State Bank”), The Exchange Bank (“Exchange”), RFCBC, Inc. (“RFCBC”), Rurbanc Data Services, Inc. (“RDSI”), Reliance Financial Services, N.A. (“RFS”), Rurban Mortgage Company (“RMC”), Rurban Statutory Trust I (“RST I”), Rurban Statutory Trust II (“RST II”), and Rurban Operations Corp. (“ROC”), the Company is engaged in a variety of activities, including commercial banking, data processing, and trust and financial services, as explained in more detail below.
General Description of Holding Company Group
State Bank
     State Bank is an Ohio state-chartered bank. State Bank presently operates six branch offices in Defiance County, Ohio (five in the city of Defiance and one in Ney), two branch offices in adjacent Paulding County, Ohio (one each in Paulding and Oakwood), three branch offices in Fulton County, Ohio (one each in Delta, Lyons and Wauseon) and two branch offices in Allen County, Ohio (two in the city of Lima). At December 31, 2005, State Bank had 140 full-time equivalent employees.
     State Bank offers a full range of commercial banking services, including checking accounts, passbook savings, money market accounts and time certificates of deposit; automatic teller machines; commercial, consumer, agricultural and residential mortgage loans (including “Home Value Equity” line of credit loans); personal and corporate trust services; commercial leasing; bank credit card services; safe deposit box rentals; Internet and telephone banking and other personalized banking services.
Exchange Bank
     Exchange is an Ohio state-chartered bank. Exchange presently operates three branch offices in Wood County, Ohio (one each in Luckey, Walbridge and Perrysburg) and two offices in adjacent Lucas County, Ohio (one each in Holland and Sylvania.) At December 31, 2005, Exchange had 42 full-time equivalent employees.
     Exchange offers a full range of commercial banking services, including checking accounts, passbook savings, money market accounts and time certificates of deposit; automatic teller machines; commercial, consumer, agricultural and residential mortgage loans; bank credit card services; safe deposit box rentals; Internet and telephone banking and other personalized banking services.
RFS
     RFS is a nationally-chartered trust and financial services company and a wholly-owned subsidiary of State Bank. RFS offers various trust and financial services, including asset management services for individuals and corporate employee benefit plans, as well as brokerage services through Raymond James Financial, Inc.

3.

     RFS has one office located in State Bank’s main office in Defiance, Ohio. At December 31, 2005, RFS had 19 full-time equivalent employees.
RMC
     RMC is an Ohio corporation and wholly-owned subsidiary of State Bank. RMC is a mortgage company; however, it ceased originating mortgage loans in the second quarter of 2000 and it is inactive.
     At December 31, 2005, RMC had no employees.
RFCBC
     RFCBC is an Ohio corporation and wholly-owned subsidiary of the Company that was incorporated in August 2004. RFCBC operates as a loan subsidiary in servicing and working out problem loans. At December 31, 2005, RFCBC had 1 full-time equivalent employee.
RDSI
     RDSI has been in operation since 1964 and became an Ohio state-chartered company in June 1976. RDSI has four operating locations: one each in Defiance, Ohio, Grove City (Columbus), Ohio, Fremont, Ohio and Holland, Michigan. At December 31, 2005, RDSI had 69 full-time equivalent employees.
     RDSI delivers software systems to the banking industry which provide a broad range of data processing and item processing services in an outsourced environment utilizing Information Technology Inc. (ITI) software.
RST I
     RST I is a trust and wholly-owned subsidiary of the Company that was organized in August 2000. In September 2000, RST I closed a pooled private offering of 10,000 Capital Securities with a liquidation amount of $1,000 per security. The proceeds of the offering were loaned to the Company in exchange for junior subordinated debentures with terms similar to the Capital Securities. The sole assets of RST I are the junior subordinated debentures and the back-up obligations, which in the aggregate, constitute a full and unconditional guarantee by the Company of the obligations of RST I under the Capital Securities.
RST II
     RST II is a trust and wholly owned subsidiary of the Company that was organized in August 2005. In September 2005, RST II closed a pooled private offering of 10,000 Capital Securities with a liquidation amount of $1,000 per security. The proceeds of the offering were loaned to the Company in exchange for junior subordinated debentures with terms similar to the Capital Securities. The sole assets of RST II are the junior subordinated debentures and the back-up obligations, which in the aggregate, constitute a full and unconditional guarantee by the Company of the obligations of RST II under the Capital Securities.
ROC
     ROC is an Ohio corporation and wholly-owned subsidiary of the Company. ROC was formed in December 2005 and its first day of operation commenced January 3, 2006. ROC serves as a central location for the performance of the following functions that will provide services for all of the company’s subsidiaries: human resources, marketing, facilities maintenance, loan operations, loan accounting, collections, file room, internet banking, credit analysis, VISA processing, mortgage operations, technology, training and development, deposit operations, operations administration, accounting, and a call center.
     See Note 26 of the Financials, pages F-41 and F-42, for the Company’s segment information.

4.

Competition
     State Bank’s and Exchange experience significant competition in attracting depositors and borrowers. Competition in lending activities comes principally from other commercial banks in the lending areas of State Bank and Exchange, and, to a lesser extent, from savings associations, insurance companies, governmental agencies, credit unions, securities brokerage firms and pension funds. The primary factors in competing for loans are interest rates charged and overall banking services.
     State Bank and Exchange’s competition for deposits comes from other commercial banks, savings associations, money market funds and credit unions as well as from insurance companies and securities brokerage firms. The primary factors in competing for deposits are interest rates paid on deposits, account liquidity and convenience of office location.
     RDSI also operates in a highly competitive field. RDSI competes primarily on the basis of the value and quality of its data processing and item processing services and service and convenience to its customers.
     RFS operates in the highly competitive trust services field and its competition consists primarily of other Ohio bank trust departments.
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
     RFS, as a nationally-chartered trust company, is regulated by the Office of the Comptroller of the Currency (the “OCC”). As Ohio state-chartered banks, State Bank and Exchange are supervised and regulated by the Ohio Division of Financial Institutions. State Bank and Exchange are members of the Federal Reserve System so their primary federal regulator is the Federal Reserve Board. The deposits of State Bank and Exchange are insured by the Federal Deposit Insurance Corporation (“FDIC”) and are subject to the applicable provisions of the Federal Deposit Insurance Act. A subsidiary of a bank holding company can be liable to reimburse the FDIC, if the FDIC incurs or anticipates a loss because of a default of another FDIC-insured subsidiary of the bank holding company or in connection with FDIC assistance provided to such subsidiary in danger of default.
     Various requirements and restrictions under the laws of the United States and the State of Ohio affect the operations of State Bank and Exchange, including requirements to maintain reserves against deposits, restrictions on the nature and amount of loans which may be made and the interest that may be charged thereon, restrictions relating to investments and other activities, limitations on credit exposure to correspondent banks, limitations on activities based on capital and surplus, limitations on payment of dividends, and limitations on branching.
     The Federal Home Loan Banks (“FHLBs”) provide credit to their members in the form of advances. As members of the FHLB of Cincinnati, State Bank and Exchange must maintain certain

5.

minimum investments in the capital stock of the FHLB of Cincinnati. State Bank and Exchange were in compliance with these requirements at December 31, 2005.
Written Agreement
     On July 5, 2002, the Company and State Bank entered into a Written Agreement (“Agreement”) with the Federal Reserve Bank of Cleveland and the Ohio Division of Financial Institutions. The Agreement was the result of an examination of State Bank as of December 31, 2001, which was conducted in March and April 2002. On February 18, 2005, the Company received notice from the Federal Reserve Bank and the Ohio Department of Financial Institutions that approval was given effective as of February 17, 2005 for release of the Written Agreement.
Dividends
     The ability of the Company to obtain funds for the payment of dividends and for other cash requirements is largely dependent on the amount of dividends that may be declared by its subsidiaries. State Bank and Exchange may not pay dividends to the Company if, after paying such dividends, it would fail to meet the required minimum levels under the risk-based capital guidelines and the minimum leverage ratio requirements. State Bank and Exchange must have the approval of the Federal Reserve Board and the Ohio Division of Financial Institutions if a dividend in any year would cause the total dividends for that year to exceed the sum of the current year’s net profits and the retained net profits for the preceding two years, less required transfers to surplus. Payment of dividends by State Bank and Exchange may be restricted at any time at the discretion of the regulatory authorities, if they deem such dividends to constitute an unsafe and/or unsound banking practice. These provisions could have the effect of limiting the Company’s ability to pay dividends on its outstanding common shares. Moreover, the Federal Reserve Board expects the Company to serve as a source of strength to its subsidiary banks, which may require it to retain capital for further investment in the subsidiary, rather than for dividends to shareholders of the Company.
Transactions with Affiliates, Directors, Executive Officers and Shareholders
     Sections 23A and 23B of the Federal Reserve Act and Regulation W restrict transactions by banks and their subsidiaries with their affiliates. An affiliate of a bank is any company or entity that controls, is controlled by or is under common control with the bank.
     Generally, Regulation W:
•	limits the extent to which a bank or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10% of that bank’s capital stock and surplus (i.e., tangible capital);

•	limits the extent to which a bank or its subsidiaries may engage in “covered transactions” with all affiliates to 20% of that bank’s capital stock and surplus; and

•	requires that all covered transactions be on terms substantially the same, or at least as favorable to the bank or subsidiary, as those provided to non-affiliates.
The term “covered transaction” includes the making of loans, purchase of assets, issuance of a guarantee and similar types of transactions.
     A bank’s authority to extend credit to executive officers, directors and greater than 10% shareholders, as well as entities such persons control, is subject to Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O promulgated thereunder by the Federal Reserve Board. Among other things, these loans must be made on terms substantially the same as those offered to unaffiliated individuals or be made under a benefit or compensation program and on terms widely available to

6.

employees and must not involve a greater than normal risk of repayment. In addition, the amount of loans a bank may make to these persons is based, in part, on the bank’s capital position, and specified approval procedures must be followed in making loans which exceed specified amounts.
Regulatory Capital
     The Federal Reserve Board has adopted risk-based capital guidelines for bank holding companies and for state member banks, such as State Bank and Exchange. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk weighted assets by assigning assets and off-balance-sheet items to broad risk categories. The minimum ratio of total capital to risk weighted assets (including certain off-balance-sheet items, such as standby letters of credit) is 8%. Of that 8%, 4% is to be comprised of common stockholders’ equity (including retained earnings but excluding treasury stock), non-cumulative perpetual preferred stock, a limited amount of cumulative perpetual preferred stock, and minority interests in equity accounts of consolidated subsidiaries, less goodwill and certain other intangible assets (“Tier 1 capital”). The remainder (“Tier 2 capital”) may consist, among other things, of certain amounts of mandatory convertible debt securities, subordinated debt, preferred stock not qualifying as Tier 1 capital, an allowance for loan and lease losses and net unrealized, after applicable taxes, on available-for-sale equity securities with readily determinable fair values, all subject to limitations established by the guidelines. The Federal Reserve Board also imposes a minimum leverage ratio (Tier 1 capital to total assets) of 3% for bank holding companies and state member banks that meet certain specified conditions, including no operational, financial or supervisory deficiencies, and including having the highest regulatory rating. The minimum leverage ratio is 1%-2% higher for other bank holding companies and state member banks based on their particular circumstances and risk profiles and those experiencing or anticipating significant growth. Failure to meet applicable capital guidelines could subject a banking institution to a variety of enforcement remedies available to federal and state regulatory authorities, including the termination of deposit insurance by the FDIC.
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
     The Company, State Bank and Exchange at year end 2005 were categorized as well capitalized.
Deposit Insurance Assessments
     In February of 2006, President Bush signed into law the Deposit Insurance Reform Act of 2005 and its companion bill, the Deposit Insurance Reform Conforming Amendments Act of 2005 (collectively, the “Deposit Insurance Reform Acts”), which provide for the Bank Insurance Fund (BIF) and the Savings Association Insurance Fund (SAIF) to be merged into a new Deposit Insurance Fund (DIF). The Deposit Insurance Reform Acts provide for several additional changes to the deposit insurance system, including the following:
•	Increasing the deposit insurance limit for retirement accounts from $100,000 to $250,000;

•	Adjusting the deposit insurance limits (currently $100,000 for most accounts) every five years based on an inflation index, with the first adjustment to be effective on January 1, 2011;

7.

•	Providing pass-through deposit insurance for the deposits of employee benefit plans (but prohibiting undercapitalized depository institutions from accepting employee benefit plan deposits);

•	Allocating an aggregate of $4.7 billion of one-time credits to offset the premiums of depository institutions based on their assessment bases at the end of 1996;

•	Establishing rules for awarding cash dividends to depository institutions, based on their relative contributions to the DIF and its predecessor funds, when the DIF reserve ration reaches certain levels; and

•	Revising the rules and procedures for risk-based premium assessments.
     The FDIC is required to adopt rules implementing the various provisions of the Deposit Insurance Reform Acts. The BIF and the SAIF are required to be merged into the DIF by July 1, 2006, while most of the other provisions are required to be implemented by November 5, 2006. The Company is not yet able to determine the effect the Deposit Insurance Reform Acts will have on the Company.
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
     The Gramm-Leach-Bliley Act defines “financial in nature” to include: (i) securities underwriting, dealing and market making; (ii) sponsoring mutual funds and investment companies; (iii) insurance underwriting and agency; (iv) merchant banking activities; and (v) activities that the Federal Reserve Board has determined to be closely related to banking.
     The Company has opted not to become a financial holding company. The Company intends to continue to analyze the proposed advantages and disadvantages of becoming a financial holding company on a periodic basis.

8.

Sarbanes-Oxley Act of 2002 and Related Rules Affecting Corporate Governance
     On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). The stated goals of the Sarbanes-Oxley Act are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures made pursuant to the securities laws. The changes are intended to allow shareholders to monitor the performance of companies and directors more easily and efficiently.
     The Sarbanes-Oxley Act generally applies to all companies, both U.S. and non-U.S., that file or are required to file periodic reports with the Securities and Exchange Commission (“SEC”) under the Exchange Act. Further, the Sarbanes-Oxley Act includes very specific additional disclosure requirements and new corporate governance rules, requires the SEC, securities exchanges and The NASDAQ Stock Market to adopt extensive additional disclosure, corporate governance and other related rules.
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
     As mandated by the Sarbanes-Oxley Act, the SEC has adopted rules and regulations governing, among other issues, corporate governance, auditing and accounting and executive compensation, and enhanced the timely disclosure of corporate information. The SEC has also approved corporate governance rules promulgated by The Nasdaq Stock Market, Inc. (“Nasdaq”). The Board of Directors of the Company has taken a series of actions to comply with the new Nasdaq and SEC rules and to further strengthen its corporate governance practices. The Company implemented a Code of Conduct and Ethics in 2003 and a copy of that policy can be found on the Company’s website at www.rurbanfinancial.net under the corporate governance tab.
Effect of Environmental Regulation
     Compliance with federal, state and local provisions regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had a material effect upon the capital expenditures, earnings or competitive position of the Company and its subsidiaries. The Company believes that the nature of the operations of its subsidiaries has little, if any, environmental impact. The Company, therefore, anticipates no material capital expenditures for environmental control facilities for its current fiscal year or for the foreseeable future. The Company’s subsidiaries may be required to make capital expenditures for environmental control facilities related to properties which they may acquire through foreclosure proceedings in the future; however, the amount of such capital expenditures, if any, is not currently determinable.
Available Information
The Company will provide without charge to each shareholder, upon written request to Rurban Financial Corp., P.O. Box 467, Defiance, Ohio 43512, Attention: Valda Colbart, Investor Relations Department, a copy of the Company’s Annual Report on Form 10-K, including the Financial Statements and Schedules thereto required to be filed with the SEC, for the Company’s most recent fiscal year.

9.

Statistical Financial Information Regarding the Company
     The following schedules and tables analyze certain elements of the consolidated balance sheets and statements of income of the Company and its subsidiaries, as required under Exchange Act Industry Guide 3 promulgated by the SEC, and should be read in conjunction with the narrative analysis presented in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements of the Company and its subsidiaries included at pages F-1 through F-46 of this Annual Report on Form 10-K.

10.

I.	DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS’ EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL
     The following are the condensed average balance sheets for the years ending December 31 and the interest earned or paid on such amounts and the average interest rate thereon:

	2005			2004			2003

	Average		Avg	Average		Avg	Average		Avg
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

	(dollars in thousands)
Assets:
Securities
Taxable	$108,306	$4,337	4.00%	$100,517	$3,568	3.57%	$94,771	$2,806	2.98%
Non-taxable (1)	7,248	403	5.56%	4,426	249	5.63%	4,696	261	5.55%
Federal funds sold	4,881	160	3.28%	4,557	79	1.34%	26,130	401	1.48%
Loans, net (2)	268,158	16,659	6.21%	271,503	16,217	5.97%	385,153	24,395	6.33%

Total earning assets	388,593	21,559	5.55%	381,003	20,113	5.28%	510,750	27,863	5.46%
Cash and due from banks	9,653			12,179			23,580
Allowance for loan losses	(4,885)			(7,123)			(13,755)
Premises and equipment	15,570			12,168			14,089
Other assets	24,435			19,574			14,707

Total assets	$433,366			$417,801			$549,371

Liabilities:
Deposits Savings and interest-bearing	$102,453	$716	0.70%	$94,051	$350	0.37%	$124,828	$781	0.63%
Time deposits	167,140	4,935	2.95%	162,865	4,205	2.58%	267,227	9,244	3.46%
Short-term borrowings	6,854	165	2.41%	4,613	53	1.15%	—	—	—
Advances from FHLB	46,376	2,040	4.40%	48,814	1,877	3.85%	40,809	2,276	5.58%
Trust preferred securities	14,434	1,275	8.83%	10,248	1,119	10.92%	10,000	1,075	10.75%
Other borrowed funds	2,247	237	10.55%	5,039	347	6.89%	10,314	596	5.78%

Total interest-bearing liabilities	339,504	9,368	2.76%	325,630	7,951	2.44%	453,178	13,972	3.08%

Demand deposits	36,675			38,134			43,729
Other liabilities	6,105			4,758			7,865

Total liabilities	382,284			368,522			504,772
Shareholder’s equity	51,083			49,279			44,599

Total liabilities and shareholders’ equity	$433,367			$417,801			$549,371

Net interest income (tax equivalent basis)		$12,191			$12,162			$13,891

Net interest income as a percent of average interest-earning assets			3.14%			3.19%			2.72%

(1)	Interest is computed on a tax equivalent basis using a 34% statutory tax rate. The tax equivalent adjustment was $137, $84 and $89 in 2005, 2004 and 2003, respectively.
(2)	Non-accruing loans and loans held for sale are included in the average balances.

11.

I.	DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS’ EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL (Continued)

The following tables set forth the effect of volume and rate changes on interest income and expense for the periods indicated. For purposes of these tables, changes in interest due to volume and rate were determined as follows:
Volume Variance — change in volume multiplied by the previous year’s rate.
Rate Variance — change in rate multiplied by the previous year’s volume.
Rate/Volume Variance — change in volume multiplied by the change in rate. This variance was allocated to volume variance and rate variance in proportion to the relationship of the absolute dollar amount of the change in each.
Interest on non-taxable securities has been adjusted to a fully tax equivalent basis using a statutory tax rate of 34% in 2005, 2004 and 2003.

	Total
	Variance	Variance Attributable To
	2005/2004	Volume	Rate
	(dollars in thousands)
Interest income
Securities
Taxable	$751	$291	$460
Non-taxable	154	157	(3)
Federal funds sold	99	5	94
Loans, net of unearned income and deferred loan fees	442	(202)	644

	1,446	251	1,195

Interest expense
Deposits
Savings and interest-bearing demand deposits	366	34	332
Time deposits	730	113	617
Short-term borrowings	112	34	78
Advances from FHLB	163	(97)	260
Trust preferred securities	156	397	(241)
Other borrowed funds	(110)	(244)	134

	1,417	237	1,180

Net interest income	$29	$14	$15

12.

I.	DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS’ EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL (Continued)

	Total
	Variance	Variance Attributable To
	2004/2003	Volume	Rate
	(dollars in thousands)
Interest income
Securities
Taxable	$765	$179	$586
Non-taxable	(12)	(15)	3
Federal funds sold	(325)	(290)	(35)
Loans, net of unearned income and deferred loan fees	(8,178)	(6,855)	(1,323)

	(7,750)	(6,981)	(769)

Interest expense
Deposits
Savings and interest-bearing demand deposits	(431)	(163)	(268)
Time deposits	(5,039)	(3,055)	(1,984)
Short-term borrowings	53	53	0
Advances from FHLB	(399)	393	(792)
Trust preferred securities	44	27	17
Other borrowed funds	(249)	(348)	99

	(6,021)	(3,093)	(2,928)

Net interest income	$(1,729)	$(3,888)	$2,159

13.

II.	INVESTMENT PORTFOLIO
A.	The book value of securities available for sale as of December 31 in each of the following years are summarized as follows:

	2005	2004	2003
	(dollars in thousands)
U.S. Treasury and government agencies	$91,021	$64,483	$43,868
State and political subdivisions	12,942	4,692	4,203
Mortgage-backed securities	36,571	40,704	59,238
Other securities	1,305	50	50
Marketable equity securities	23	9	35

Total	$141,862	$109,938	$107,394

B.	The maturity distribution and weighted average yield of securities available for sale at December 31, 2005 are as follows:

	Maturing
		After One Year	After Five Years
	Within	But Within	But Within	After
	One Year	Five Years	Ten Years	Ten Years
U.S. Treasury and Government agencies	$8,060	$14,596	$65,367	$2,998
Obligations of states and political subdivisions	151	1,019	1,407	10,365
Mortgage-backed securities	183	9,693	4,385	22,310
Other securities	298	1,007
Marketable equity securities	23

	$8,715	$26,315	$71,159	$35,673

Weighted average yield (1)	2.47%	3.50%	4.43%	4.15%

(1)	Yields are not presented on a tax-equivalent basis.
The weighted average interest rates are based on coupon rates for securities purchased at par value and on effective interest rates considering amortization or accretion if the securities were purchased at a premium or discount.
C.	Excluding those holdings of the investment portfolio in U.S. Treasury securities and other agencies of the U.S. Government, there were no other securities of any one issuer which exceeded 10% of the shareholders’ equity of the Company at December 31, 2005.

14.

III.	LOAN PORTFOLIO
A.	Types of Loans — Total loans on the balance sheet are comprised of the following classifications at December 31 for the years indicated:

	2005	2004	2003	2002	2001
	(dollars in thousands)
Commercial and Agricultural	$187,667	$163,845	$188,532	$321,726	$388,673
Real estate mortgage	89,086	63,828	46,718	84,432	106,689
Consumer loans to individuals	48,877	31,949	37,310	60,139	76,513
Leases	1,661	5,128	11,775	21,509	28,752

Total loans	$327,291	$264,750	$284,335	$487,806	$600,627

Real estate mortgage loans held for resale	$224	$113	$219	$63,536	$440

Concentrations of Credit Risk: The Company grants commercial, real estate and installment loans to customers mainly in northwest Ohio. Commercial loans include loans collateralized by commercial real estate, business assets and, in the case of agricultural loans, crops and farm equipment. As of December 31, 2005, commercial and agricultural loans made up approximately 57.3% of the loan portfolio and the loans are expected to be repaid from cash flow from operations of businesses. As of December 31, 2005, residential first mortgage loans made up approximately 27.2% of the loan portfolio and are collateralized by first mortgages on residential real estate. As of December 31, 2005, consumer loans to individuals make up approximately 15.5% of the loan portfolio and are primarily collateralized by consumer assets.
B.	Maturities and Sensitivities of Loans to Changes in Interest Rates — The following table shows the amounts of commercial and agricultural loans outstanding as of December 31, 2005 which, based on remaining scheduled repayments of principal, are due in the periods indicated. Also, the amounts have been classified according to sensitivity to changes in interest rates for commercial and agricultural loans due after one year. (Variable-rate loans are those loans with floating or adjustable interest rates.)

Commercial and
Maturing	Agricultural
Within one year	$52,258
After one year but within five years	58,182
After five years	77,227

Total commercial and agricultural loans	$187,667

15.

III.	LOAN PORTFOLIO (Continued)
Commercial and Agricultural

	Interest Sensitivity
	Fixed	Variable
	Rate	Rate	Total
	(dollars in thousands)
Due after one year but within five years	$17,397	$40,785	$58,182
Due after five years	5,420	71,807	77,227

Total	$22,817	$112,592	$135,409

C.	Risk Elements
1.	Non-accrual, Past Due, Restructured and Impaired Loans – The following schedule summarizes non-accrual, past due, restructured and impaired loans at December 31 in each of the following years.

	2005	2004	2003	2002	2001
	(dollars in thousands)
(a) Loans accounted for on a non-accrual basis	$6,270	$13,384	$18,352	$18,259	$12,557

(b) Accruing loans which are contractually past due 90 days or more as to interest or principal payments	5	11	—	476	2,131

(c) Loans not included in (a) which are “Troubled Debt Restructurings” as defined by Statement of Financial Accounting Standards No. 15	825	1,570	5,058	—	—

Total non-performing loans	$7,100	$14,965	$23,410	$18,735	$14,688

(d) Other loans defined as impaired	$3,283	$4,671	$9,099	$3,166	$—

16.

III.	LOAN PORTFOLIO (Continued)
Management believes the allowance for loan losses at December 31, 2005 is adequate to absorb any losses on non-performing loans, as the allowance balance is maintained by management at a level considered adequate to cover losses that are probable based on past loss experience, general economic conditions, information about specific borrower situations, including their financial position and collateral values, and other factors and estimates which are subject to change over time.

2005
(In thousands)
Cash basis interest income recognized on impaired loans outstanding at December 31, 2005	$232

Interest income actually recorded on impaired loans and included in net income for the period	224

1.	Discussion of the Non-accrual Policy

The accrual of interest income is discontinued when the collection of a loan or interest, in whole or in part, is doubtful. When interest accruals are discontinued, interest income accrued in the current period is reversed. While loans which are past due 90 days or more as to interest or principal payments are considered for non-accrual status, management may elect to continue the accrual of interest when the estimated net realizable value of collateral, in management’s judgment, is sufficient to cover the principal balance and accrued interest. These policies apply to both commercial and consumer loans.

2.	Potential Problem Loans

As of December 31, 2005, in addition to the $7,100,000 of loans reported under Item III. C. 1. (which includes all loans classified by management as doubtful or loss), there are approximately $8,721,000 in other outstanding loans where known information about possible credit problems of the borrowers causes management to have concerns as to the ability of such borrowers to comply with the present loan repayment terms (loans classified as substandard by management) and which may result in disclosure of such loans pursuant to Item III. C. 1. at some future date. In regard to loans classified as substandard, management believes that such potential problem loans have been adequately evaluated in the allowance of loan losses.

17.

III.	LOAN PORTFOLIO (Continued)
3.	Foreign Outstandings

None

4.	Loan Concentrations

At December 31, 2005, loans outstanding related to agricultural operations or collateralized by agricultural real estate aggregated approximately $40,237,000.
D.	Other Interest-Bearing Assets

There are no other interest-bearing assets as of December 31, 2005 which are required to be disclosed under Item III. C. 1 or Item III. C. 2. if such assets were loans.

18.

IV.	SUMMARY OF LOAN LOSS EXPERIENCE
A.	The following schedule presents an analysis of the allowance for loan losses, average loan data and related ratios for the years ended December 31:

	2005	2004	2003	2002	2001
	(dollars in thousands)
Loans
Loans outstanding at end of period (1)	$327,272	$264,594	$284,323	$551,011	$600,731

Average loans outstanding during period (1)	$268,158	$271,503	$385,153	$627,685	$583,239

Allowance for loan losses
Balance at beginning of period	$4,899	$10,181	$17,694	$9,239	$7,215
Balance, Exchange	910
Balance, Oakwood				1,427
Loans charged-off
Commercial and agricultural loans	(2,760)	(6,599)	(10,089)	(19,584)	(6,089)
Real estate mortgage	(133)	(12)	(195)	(496)	(54)
Leases	(208)	(70)	(225)	(173)	(146)
Consumer loans to individuals	(308)	(308)	(1,345)	(1,520)	(884)

	(3,409)	(6,989)	(11,854)	(21,773)	(7,173)

Recoveries of loans previously charged-off
Commercial and agricultural loans	1,566	1,835	2,497	892	110
Real estate mortgage	2	52	86	28	1
Leases	4	31	109	27	12
Consumer loans to individuals	145	188	447	324	341

	1,717	2,106	3,139	1,271	464

Net loans charged-off	(1,692)	(4,883)	(8,715)	(20,502)	(6,709)

Provision for loan losses	583	(399)	1,202	27,530	8,733

Balance at end of period	$4,700	$4,899	$10,181	$17,694	$9,239

Ratio of net charge-offs during the period to average loans outstanding during the period	0.63%	1.80%	2.26%	3.27%	1.15%

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

19.

IV.	SUMMARY OF LOAN LOSS EXPERIENCE (Continued)
B.	The following schedule is a breakdown of the allowance for loan losses allocated by type of loan and related ratios.

	Allocation of the Allowance for Loan Losses
		Percentage		Percentage		Percentage		Percentage		Percentage
		of Loans		of Loans		of Loans		of Loans		of Loans
		In Each		In Each		In Each		In Each		In Each
		Category to		Category to		Category to		Category to		Category to
	Allowance	Total	Allowance	Total	Allowance	Total	Allowance	Total	Allowance	Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
	December 31, 2005		December 31, 2004		December 31, 2003		December 31, 2002		December 31, 2001*
	(dollars in thousands)
Commercial and agricultural	$3,728	57.3%	$4,502	61.9%	$9,649	66.3%	$16,518	66.0%	$8,222	64.7%
Residential first mortgage	291	27.2	141	24.1	75	16.4	204	17.3	126	17.8
Consumer loans to individuals	681	15.5	256	14.0	457	17.3	972	16.7	891	17.5

Unallocated	—	N/A	—	N/A	—	N/A	*	N/A	*	N/A

	$4,700	100.0%	$4,899	100.0%	$10,181	100.0%	$17,694	100.0%	$9,239	100.0%

*	In 2001, management established a revised methodology for allocating the allowance for loan losses which includes identifying specific allocations for impaired and problem loans and quantifying general allocations for other loans based on a detailed evaluation of historical loss ratios. Adjustments are then made to these amounts based on various quantifiable information related to individual portfolio risk factors. Additional adjustments are made based on local and national economic trends and their estimated impact on the industries to which the Company and its subsidiaries extend credit. Prior to 2001, individual portfolio risk factors allocations were made on a more subjective basis. Management believes the new methodology more appropriately allocates the allowance for known and inherent risks within the individual loan portfolios.
While management’s periodic analysis of the adequacy of the allowance for loan losses may allocate portions of the allowance for specific problem loan situations, the entire allowance is available for any loan charge-offs that occur.

20.

V.	DEPOSITS
     The average amount of deposits and average rates paid are summarized as follows for the years ended December 31:

	2 0 0 5		2 0 0 4		2 0 0 3
	Average	Average	Average	Average	Average	Average
	Amount	Rate	Amount	Rate	Amount	Rate
			(dollars in thousands)
Savings and interest-bearing demand deposits	$102,453	0.70%	$94,051	0.37%	$124,828	0.63%

Time deposits	167,140	2.95	162,865	2.58	267,227	3.46

Demand deposits (non-interestbearing)	36,675	—	38,134	—	43,729	—

	$306,268		$295,050		$435,784

Maturities of time certificates of deposit and other time deposits of $100,000 or more outstanding at December 31, 2005 are summarized as follows:

Amount
Three months or less	$16,083
Over three months and through six months	18,150
Over six months and through twelve months	9,314
Over twelve months	15,720

$59,267

21.

VI.	RETURN ON EQUITY AND ASSETS
The ratio of net income to average shareholders’ equity and average total assets and certain other ratios are as follows:

	2005	2004	2003
	(dollars in thousands)
Average total assets	$433,367	$417,801	$549,371

Average shareholders’ equity	$51,083	$49,279	$44,599

Net income	$673	$2,734	$12,305

Cash dividends declared	$914	$—	$—

Return on average total assets	0.16%	0.65%	2.24%

Return on average share- holders’ equity	1.32%	5.55%	27.59%

Dividend payout ratio (1)	133.33	N/A	N/A

Average shareholders’ equity to average total assets	11.79%	11.79%	8.12%

(1)	Cash dividends declared divided by net income.
VII.	SHORT-TERM BORROWINGS
The Company did have short-term borrowings during 2005 and 2004, but the average ending balance for the period did not exceed 30% or more of shareholders’ equity.
The following information is reported for short-term borrowings for 2003:

2003
(dollars in thousands)
Amount outstanding at end of year	$13,924

Weighted average interest rate at end of year	1.08%

Maximum amount outstanding at any month end	$15,765

Average amount outstanding during the year	$11,144

Weighted average interest rate during the year	1.17%

22.

Item 1A. Risk Factors
Cautionary Statement Regarding Forward-Looking Information
     Certain statements contained in this Annual Report on Form 10-K which are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including, without limitation, the statements specifically identified as forward-looking statements within this document. In addition, certain statements in future filings by the Company with the SEC, in press releases, and in oral and written statements made by or with the approval of the Company which are not statements of historical fact constitute forward-looking statements with in the meaning of the Private Securities Litigation Reform Act. Examples of forward-looking statements include: (i) projections of income or expense, earnings per share, the payments or non-payments of dividends, capital structure and other financial items; (ii) statements of plans and objectives of the Company or our management or Board of Directors, including those relating to products or services; (iii) statements of future economic performance; and (iv) statements of assumptions underlying such statements. Words such as “believes,” “anticipates,” “expects,” “intends,” “targeted,” and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying those statements.
     The Private Securities Litigation Reform Act provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed in the forward-looking statements. We desire to take advantage of the “safe harbor” provisions of the Act.
     Forward-looking statements involve risks and uncertainties. Actual results may differ materially from those predicted by the forward-looking statements because of various factors and possible events, including those factors identified below. There is also the risk that the Company’s management or Board of Directors incorrectly analyzes these risks and forces, or that the strategies the Company develops to address them are unsuccessful.
     Forward-looking statements speak only as of that date on which they are made, and, except as may be required by law, the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made to reflect unanticipated events. All subsequent written and oral forward-looking statements attributable to the Company or any person acting on our behalf are qualified in their entirety by the following cautionary statements.
Changes in interest rates could have a material adverse effect on our financial condition and results of operations.
     Our earnings depend substantially on our interest spread, which is the difference between the rates we earn on loans, securities and other earning assets and the interest rates we pay on deposits and other borrowings. These rates will depend on many factors that are partly or entirely outside of our control, including general economic conditions and the policies of various governmental and regulatory authorities. While we have taken measures intended to manage the risks of operating in a changing rate environment, there can be no assurance that such measures will be effective in avoiding undue interest rate risk. As market interest rates rise, we will have competitive pressures to increase the rates we pay on deposits, which will result in a decrease in net interest income and could have a material adverse effect on our financial condition and results of operations.

23.

We operate in an extremely competitive market, and our business will suffer if we are unable to compete effectively.
     In our market area, we encounter significant competition from other commercial banks, savings and loan associations, credit unions, mortgage banking firms, consumer finance companies and other financial institutions. The increasingly competitive environment is a result primarily of changes in regulation, changes in technology and product delivery systems and the accelerating pace of consolidation among financial service providers. If we fail to adequately address each of the competitive pressures in the banking industry, our financial condition and results of operations could be adversely affected.
If our actual loan losses exceed our allowance for loan losses, our net income will decrease.
     Our loan customers may not repay their loans according to their terms, and the collateral securing the payment of these loans may be insufficient to pay any remaining loan balance. We may experience significant loan losses, which could have a material adverse effect on our operating results. In accordance with accounting principles generally accepted in the United States, we maintain an allowance for loan losses to provide for loan defaults and non-performance and a reserve for unfunded loan commitments, which when combined, we refer to as the allowance for loan losses. Our allowance for loan losses may not be adequate to cover actual credit losses, and future provisions for credit losses could have a material adverse effect on our operating results. Our allowance for loan losses is based on prior experience, as well as an evaluation of the risks in the current portfolio. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates that may be beyond our control, and these losses may exceed current estimates. Federal regulatory agencies, as an integral part of their examination process, review our loans and allowance for loan losses. We cannot assure you that we will not further increase the allowance for loan losses or that regulators will not require us to increase this allowance. Either of these occurrences could have a material adverse effect on our financial condition and results of operations.
Our earnings are significantly affected by federal regulation and the monetary policies of the federal government and its agencies.
     Any changes to state and federal banking laws and regulations may negatively impact our ability to expand our services and to increase the value of our business. We are subject to extensive state and federal regulation, supervision, and legislation that govern almost all aspects of our operations. These laws may change from time to time and are mainly intended for the protection of consumers, depositors and the deposit insurance funds. In addition, our earnings are affected by the monetary policies of the Board of Governors of the Federal Reserve. These policies, which include regulating the national supply of bank reserves and bank credit, can have a major effect upon the source and cost of funds and the rates of return earned on loans and investments. The Federal Reserve influences the size and distribution of bank reserves through its open market operations and changes in cash reserve requirements against member bank deposits. Future changes in laws or regulations or their interpretation or enforcement could be materially adverse to our business and shareholders.
Our business strategy includes significant growth plans. Our financial condition and results of operations could be negatively affected if we fail to grow or fail to manage our growth effectively.
     We intend to continue pursuing a profitable growth strategy. Our prospects must be considered in light of the risks, expenses and difficulties encountered by companies in significant growth stages of development. We cannot assure you that we will be able to expand our market presence in our existing markets or successfully enter new markets or that any such expansion will not adversely affect our business, future prospects, financial condition or results of operations or adversely affect our ability to successfully implement our business strategy. Also, if we grow more slowly than anticipated, our operating results could be materially affected.

24.

     Our ability to grow successfully will depend on a variety of factors including the continued availability of desirable business opportunities, the competitive responses from other financial institutions in our market areas and our ability to manage our growth. While we believe we have the management resources and internal systems in place to successfully manage our future growth, there can be no assurance growth opportunities will be available or growth will be successfully managed.
Our success depends upon our ability to attract and retain key personnel.
     Our success depends upon the continued service of our senior management team and upon our ability to attract and retain qualified financial services personnel. Competition for qualified employees is intense. We can not assure you that we will be able to retain our existing key personnel or attract additional qualified personnel. If we lose the services of our key personnel, or are unable to attract additional qualified personnel, our business, financial condition and results of operations could be adversely affected.
Our ability to pay cash dividends is limited, and we may be unable to pay cash dividends in the future even if we elect to do so.
     We are dependent primarily upon the earnings of our operating subsidiaries for funds to pay dividends on our common shares. The payment of dividends by us is also subject to regulatory restrictions. As a result, any payment of dividends in the future will be dependent, in large part, on our ability to satisfy these regulatory restrictions and our subsidiaries’ earnings, capital requirements, financial condition and other factors. Although our financial earnings and financial condition have allowed us to declare and pay periodic cash dividends to our shareholders, there can be no assurance that our dividend policy or size of dividend distribution will continue in the future. Our failure to pay dividends on our common shares could have a material adverse effect on the market price of our common shares.
RDSI relies on the continued functioning of its data center and the integrity of the data it processes.
     RDSI’s data center is an integral part of its business. Damage to RDSI’s data center due to acts of terrorism, fire, power loss, telecommunications failure and other disasters could have a material adverse effect on RDSI’s business, operating results and financial condition. In addition, RDSI relies on the integrity of the data it processes, if this data is incorrect or somewhat tainted, client relations and confidence in RDSI’s services could be impaired, which would harm RDSI’s business.
A limited trading market exists for our common shares which could lead to price volatility.
     Your ability to sell or purchase our common shares depends upon the existence of an active trading market for our common shares. While our stock is quoted on the Nasdaq National Market, it trades infrequently. As a result, you may be unable to sell or purchase our common shares at the volume, price and time you desire. The limited trading market for our common shares may cause fluctuations in the market value of our common shares to be exaggerated, leasing to price volatility in excess of that which would occur in a more active trading market.
Item 1B. Unresolved Staff Comments
Not Applicable
Item 2. Properties.
     The following is a listing and brief description of the properties owned or leased by State Bank and used in its business:

25.

1.	State Bank’s main office is owned and located at 401 Clinton Street, Defiance, Ohio. State Bank leases portions of this facility to the Company and RFS. (Banking and Other)

2.	State Bank owns a drive through branch office located in Defiance, Ohio. (Banking)

3.	State Bank owns a full service branch office located on Main Street in Ney, Ohio. (Banking)

4.	State Bank owns a full service branch office located at 1796 North Clinton Street, Defiance, Ohio. (Banking)

5.	State Bank owns a full service branch office located at 1856 East Second Street, Defiance, Ohio. (Banking)

6.	State Bank owns a full service branch office located at 220 North Main Street, Paulding, Ohio. (Banking)

7.	State Bank owns a full service branch office located at 312 Main Street, Delta, Ohio. (Banking)

8.	State Bank owns a full service branch office located at 133 E. Morenci Street, Lyons, Ohio. (Banking)

9.	State Bank owns a full service branch office located at 515 Parkview, Wauseon, Ohio. (Banking)

10.	State Bank leases a full service branch located in the Chief Market Square supermarket at 705 Deatrick Street, Defiance, Ohio, pursuant to a 15-year lease. (Banking)

11.	State Bank owns a full service branch office located at 218 North First Street, Oakwood, Ohio. (Banking)

12.	State Bank owns a full service branch office located at 930 West Market Street, Lima, Ohio. (Banking)

13.	State Bank owns a full service branch office located at 2903 Elida Road, Lima, Ohio. (Banking)
     The following is a listing and brief description of the properties owned by Exchange and used in its business:
1.	Exchange’s main office is owned and located at 235 Main Street, Luckey, Ohio. (Banking)

2.	Exchange owns a full service branch office located at 311 Main Street, Walbridge, Ohio. (Banking)

3.	Exchange owns a full service branch office located at 940 Clarion Avenue, Holland, Ohio. (Banking)

4.	Exchange owns a full service branch office located at 610 East South Boundary, Perrysburg, Ohio. (Banking)

26.

5.	Exchange owns a full service branch office located at 6401 Monroe Street, Sylvania, Ohio. (Banking)
     RFCBC is headquartered at 401 Clinton Street, Defiance Ohio and leases space for its operations located at Gemini Tower One, Suite 204, 1991 Crocker Rd., Westlake, Ohio.
     RDSI leases office space located at 2010 South Jefferson, Defiance, Ohio, office space located at 7622 St Rt. 66, Defiance, Ohio, office space located at 1804 East State Street, Fremont, Ohio, office space located at 6314 Seeds Road, Grove City (Columbus), Ohio and office space located at 11952 James Street, Holland, Michigan.
Item 3. Legal Proceedings.
     There are no pending legal proceedings to which the Company or any of its subsidiaries is a party or to which any of their property is subject, except routine legal proceedings incidental to their business. None of such proceedings are considered by the Company to be material.
Item 4. Submission of Matters to a Vote of Security Holders.
     Not applicable.

27.

Supplemental Item: Executive Officers of the Registrant.
     The following table lists the names and ages of the executive officers of the Company as of March 24, 2006, the positions presently held by each executive officer and the business experience of each executive officer during the past five years. Unless otherwise indicated, each person has held his principal occupation(s) for more than five years.

		Position(s) Held with the Company and
Name	Age	its Subsidiaries and Principal Occupation(s)
Steven D. VanDemark	53	Chairman of the Board of Directors of the Company since 1992; Chairman of the Board of Directors of State Bank since 1992; Director of State Bank since 1990; Director of RDSI since 1997; Director of RFCBC since 2004; General Manager of Defiance Publishing Company, Defiance, Ohio, a newspaper publisher, since 1985.

Kenneth A. Joyce	58	President and Chief Executive Officer of the Company since August 2002; Chairman and Chief Executive Officer of RDSI since October 1997; Director of State Bank since 2002; Director of RDSI since 1997; Director of RFCBC since 2004; Director of Exchange since January 2006; and; Director of ROC since January 2006.

Henry R. Thiemann	59	President and Chief Executive Officer of Exchange Bank since December 31, 2005; Chief Operating Officer of the Company from May 2005 to December 2005; Executive Vice President and Chief Operating Officer of State Bank from 2002 to May 2005; President and Chief Executive Officer of RFCBC since 2004; Senior Vice President and Operations Manager of the Company from 1998 to 2001; Director of Exchange since January 2006; Director of RFCBC since 2004; President of RMC since August 1999; Director of RMC since August 1999.

Jeffrey D. Sewell	47	President and Chief Executive Officer of ROC since December 2005; Executive Vice President and Chief Operating Officer of State Bank from June 2005 to December 2005; Chairman of the Board of Directors of RFS since January 2006; President of RFS from 2002 to June 2005; Trust Operation Supervisor 1998 to 2002 of RFS; Director of RDSI since 2005; Director of RFS since 2002 and; Director of ROC since January 2006.

Duane L. Sinn	35	Executive Vice President and Chief Financial Officer of the Company since December 2005; Senior Vice President and Financial Analysis Manager of State Bank from 2004 to December 2005; Senior Vice President and Controller of the Company from 2000 to 2004 and; Treasurer and Director of ROC since January 2006.

28.

		Position(s) Held with the Company and
Name	Age	its Subsidiaries and Principal Occupation(s)
Mark A. Klein	51	President and Chief Executive Officer of State Bank since January 2006; Senior Vice President Private Banking of Sky Bank, Toledo, OH from 2004 to January 2006; Vice President and Team Leader of Sky Bank, Toledo, OH from 2000 to 2004; Director of State Bank since 2006 and; Director of ROC since January 2006.
PART II
Item 5. Market for Registrant’s Common Shares and Related Shareholder Matters.
The common shares of the Company are traded on The NASDAQ National Market (symbol “RBNF”). The table below sets forth the high and low bid prices and the cash dividends declared with respect to the common shares of the Company for the indicated periods. The high and low bid prices reflect actual prices for purchases and sales of the Company’s common shares as reported by NASDAQ and not inter-dealer prices.

	Per Share		Per Share
	Bid Prices		Dividends
2005	High	Low	Declared
First Quarter	$14.49	$13.50	$.050
Second Quarter	14.47	12.65	.050
Third Quarter	13.50	12.50	.050
Fourth Quarter	13.00	11.50	.050

2004
First Quarter	$15.50	$13.32	$.000
Second Quarter	15.15	11.25	.000
Third Quarter	13.15	11.90	.000
Fourth Quarter	14.25	12.57	.000
There can be no assurance as to the amount of dividends which will be declared with respect to the common shares of the Company in the future, since such dividends are subject to the discretion of the Company’s Board of Directors, cash needs, general business conditions, dividends from the subsidiaries and applicable governmental regulations and policies.
The approximate number of holders of outstanding common shares of the Company, based upon the number of record holders as of February 23, 2006, is 2,138.

29.

Item 6. Selected Financial Data.
SUMMARY OF SELECTED FINANCIAL DATA
FINANCIAL HIGHLIGHTS
(Dollars in thousands except per share data)

	Year Ended December 31
	2005	2004	2003	2002	2001
EARNINGS
Interest income	$21,422	$20,028	$27,774	$48,591	$56,519
Interest expense	9,368	7,951	13,972	24,813	30,778
Net interest income	12,054	12,077	13,802	23,778	25,741
Provision for loan losses	583	(399)	1,202	27,531	8,733
Noninterest income	17,471	16,691	34,687	13,779	14,162
Noninterest expense	28,187	25,324	28,678	30,479	28,018
Provision (credit) for income taxes	81	1,109	6,303	(7,044)	899
Net income (loss)	673	2,734	12,305	(13,408)	2,253

PEP SHARE DATA (1)
Basic earnings	$0.15	$0.60	$2.71	($2.95)	$0.50
Diluted earnings	0.15	0.60	2.70	(2.95)	0.50
Cash dividends declared	0.20	N/A	N/A	0.26	0.47

AVERAGE BALANCES
Average shareholders’ equity	$51,083	$49,279	$44,599	$44,674	$52,708
Average total assets	433,367	417,801	549,371	791,091	722,827

RATIOS
Return on average shareholders’ equity	1.32%	5.55%	27.59%	(30.01)%	4.27%
Return on average total assets	0.16	0.65	2.24	(1.69)	0.31
Cash dividend payout ratio (cash dividends divided by net income)	133.33	N/A	N/A	N/A	95.80
Average shareholders’ equity to average total assets	11.79	11.79	8.12	5.65	7.29

PERIOD END TOTALS
Total assets	$530,542	$415,349	$435,312	$742,317	$746,209
Total investments and fed funds sold	139,353	108,720	117,699	129,109	101,140
Total loans and leases	327,048	264,481	284,104	487,475	600,291
Loans held for sale	224	113	219	63,536	440
Total deposits	384,838	279,624	317,475	636,035	610,860
Notes Payable	939	3,080	10,328	6,000	0
Advances from FHLB	45,500	56,000	39,000	47,850	54,275
Trust Preferred Securities	20,620	10,310	10,000	10,000	10,000
Shareholders’ equity	54,451	50,306	48,383	36,382	50,829
Shareholders’ equity per share (1)	10.83	11.01	10.60	7.97	11.14

(1)	Per share data restated for 5% stock dividend declared in 2000 and 2001.

30.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Rurban Financial Corp. (“Rurban”) is a bank holding company registered with the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended. Through its direct and indirect subsidiaries, Rurban is engaged in commercial banking, computerized data processing, and trust and financial services.
The following discussion is intended to provide a review of the consolidated financial condition and results of operations of Rurban and its subsidiaries (collectively, the “Company”). This discussion should be read in conjunction with the Company’s consolidated financial statements and related footnotes for the year ended December 31, 2005.
Critical Accounting Policies
The accounting and reporting policies of the Company are in accordance with accounting principles generally accepted in the United States and conform to general practices within the banking industry. The Company’s significant accounting policies are described in detail in the notes to the Company’s consolidated financial statements for the year ended December 31, 2005. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. The Company’s financial position and results of operations can be affected by these estimates and assumptions and are integral to the understanding of reported results. Critical accounting policies are those policies that management believes are the most important to the portrayal of the Company’s financial condition and results, and they require management to make estimates that are difficult, subjective, or complex.
Allowance for Loan Losses — The allowance for loan losses provides coverage for probable losses inherent in the Company’s loan portfolio. Management evaluates the adequacy of the allowance for loan losses each quarter based on changes, if any, in underwriting activities, loan portfolio composition (including product mix and geographic, industry or customer-specific concentrations), trends in loan performance, regulatory guidance and economic factors. This evaluation is inherently subjective, as it requires the use of significant management estimates. Many factors can affect management’s estimates of specific and expected losses, including volatility of default probabilities, rating migrations, loss severity and economic and political conditions. The allowance is increased through provisions charged to operating earnings and reduced by net charge-offs.
The Company determines the amount of the allowance based on relative risk characteristics of the loan portfolio. The allowance recorded for commercial loans is based on reviews of individual credit relationships and an analysis of the migration of commercial loans and actual loss experience. The allowance recorded for homogeneous consumer loans is based on an analysis of loan mix, risk characteristics of the portfolio, fraud loss and bankruptcy experiences, and historical losses, adjusted for current trends, for each homogeneous category or group of loans. The allowance for credit losses relating to impaired loans is based on each impaired loan’s observable market price, the collateral for certain collateral-dependent loans, or the discounted cash flows using the loan’s effective interest rate.
Regardless of the extent of the Company’s analysis of customer performance, portfolio trends or risk management processes, certain inherent but undetected losses are probable within the loan portfolio. This is due to several factors including inherent delays in obtaining information regarding a customer’s financial condition or changes in their unique business conditions, the subjective nature of individual loan evaluations, collateral assessments and the interpretation of economic trends. Volatility of economic or customer-specific conditions affecting the identification and estimation of losses for larger non-

31.

homogeneous credits and the sensitivity of assumptions utilized to establish allowances for homogenous groups of loans are also factors. The Company estimates a range of inherent losses related to the existence of these exposures. The estimates are based upon the Company’s evaluation of imprecise risk associated with the commercial and consumer allowance levels and the estimated impact of the current economic environment.
Goodwill and Other Intangibles —The Company records all assets and liabilities acquired in purchase acquisitions, including goodwill and other intangibles, at fair value as required by SFAS 141. Goodwill is subject, at a minimum, to annual tests for impairment. Other intangible assets are amortized over their estimated useful lives using straight-line and accelerated methods, and are subject to impairment if events or circumstances indicate a possible inability to realize the carrying amount. The initial goodwill and other intangibles recorded and subsequent impairment analysis requires management to make subjective judgments concerning estimates of how the acquired asset will perform in the future. Events and factors that may significantly affect the estimates include, among others, customer attrition, changes in revenue growth trends, specific industry conditions and changes in competition.
Impact of Accounting Changes
On April 14, 2005, the Securities and Exchange Commission (“SEC”) announced the adoption of a new rule that delays the dates for compliance with Statement of Financial Accounting Standards No. 123 (revised 2004) (SFAS No. 123R). SFAS No. 123R was previously scheduled to become mandatory for public entities, such as the Company, that do not file as small business issuers as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. The SEC’s new rule allows these public entities to implement SFAS No. 123R at the beginning of the next fiscal year that begins after June 15, 2005. SFAS No. 123R prohibits companies from using APB 25 for the accounting of stock options and requires that grants of stock options be charged to expense. The Company will adopt SFAS No. 123R effective the first quarter of 2006.
SFAS No. 123R permits public companies to adopt its requirements using one of two methods. The “modified prospective” method recognizes compensation expense beginning with the effective date for all stock options granted after the effective date and for all stock options that become vested after the effective date. The “modified retrospective” method includes the requirements of the “modified prospective” method described above, but also permits entities to restate prior period results based on the amounts previously recognized under SFAS No. 123 for purpose of pro forma disclosures. The Company has determined to use the modified prospective method and no material impact is expected.
Acquisitions
Lima Branches
On June 17, 2005, the Company acquired certain assets and certain liabilities of two branches in Lima, Ohio. The Company paid a net premium of approximately $4.7 million. As a result of this acquisition, the Company will have an opportunity to increase its loan and deposit base. The Company also expects to reduce costs through economies of scale.
The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of June 17, 2005.

32.

Loans	$5,887,339
Core deposit intangible	752,574
Goodwill	3,947,768
Accrued interest receivable	28,962
Premises and equipment	1,239,000

Total assets acquired	11,855,643

Deposits	60,383,141
Accrued interest payable	62,114
Other liabilities	46,432

Total liabilities assumed	60,491,687

Net liabilities assumed	$(48,636,044)

The difference between book value of assets acquired and liabilities assumed from the Lima branch acquisition was paid to the Company in cash, which was used to fund loan growth and purchase investment securities.
The only significant intangible asset acquired was the core deposit base, which has a useful life of approximately eight years and will be amortized using the straight-line method. The $3.9 million in goodwill was assigned entirely to the banking segment of the business and is deductible for tax purposes.
Exchange Bancshares, Inc.
On December 31, 2005, the Company acquired Exchange Bancshares, Inc. (“Exchange”). Exchange was merged with and into the Company, with the Company being the surviving corporation of the merger. Exchange’s wholly-owned subsidiary, Exchange Bank, operates as a separate subsidiary of the Company. As a result of this acquisition, the Company will have an opportunity to increase its loan and deposit base and reduce transaction costs. The Company also expects to reduce costs through economies of scale.
The Company paid approximately $12.0 million in cash and stock in the Exchange acquisition. The cash outlay was approximately $6.5 million or $22.00 per share based on 50% of the shares outstanding of Exchange as of December 31, 2005. Exchange had 586,644 shares outstanding as of December 31, 2005. The 456,116 shares of Company stock issued for this acquisition was $5.5 million or $11.78 per share. The value of the 456,116 common shares was determined by the market price as of December 31, 2005.
The following table summarizes the estimated fair values of the assets and liabilities acquired as of December 31, 2005.

33.

Cash and cash equivalents	$2,292,907
Investments	16,703,037
Loans	56,147,296
Core deposit intangible	2,578,606
Goodwill	2,825,301
Premises and equipment	4,121,433
Other assets	497,079

Total assets acquired	85,165,659

Deposits	68,132,043
Debt	3,740,000
Other liabilities	1,312,051

Total liabilities assumed	73,184,094

Net assets acquired	$11,981,565

The only significant intangible asset purchased was the core deposit base, which has a useful life of eight and one-half years and will be amortized using the straight-line method. The $2.8 million of goodwill was assigned entirely to the banking segment of the business and is not expected to be deductible for tax purposes.
EARNINGS SUMMARY
Net income for 2005 was $673,000, or $0.15 per diluted share, compared with net income of $2.7 million or $0.60 per diluted share and net income of $12.3 million or $2.70 per diluted share, reported for 2004 and 2003, respectively. Cash dividends per share were $0.20 in 2005. No cash dividends were paid in 2004 or 2003.
Net income for 2005 was impacted by continued improvement in asset quality combined with continued improvement in the revenue stream of RDSI. Also negatively impacting earnings was the RFCBC loan sale and acquisition costs relating to the acquisitions that were necessary for our growth strategy to pave the way for increased earnings in 2006 and beyond. Net income for 2004 was driven by improved credit quality and a higher level of non-bank revenue. Net income in 2003 was primarily a result of the gains associated with the sale of selected branches undertaken in order to replenish capital levels and to rebuild the Company.
CHANGES IN FINANCIAL CONDITION
At December 31, 2005, total assets were $530.5 million, an increase of $115.2 million from December 31, 2004. The increase was primarily attributable to the acquisition of two branches in Lima, Ohio on June

34.

17, 2005 and the acquisition of Exchange Bancshares on December 31, 2005. The impact of these acquisitions on the balance sheet is discussed in more detail in Note 28 of the Notes to the Company’s Consolidated Financial Statements for the year ended December 31, 2005. The year-to-year increase was minimally impacted by a decrease of $2.1 million in notes payable as a result of RFCBC paying off a $2.0 million note.
Significant Events of 2005
In addition to the discussion which follows of the results of operations which affected the income statement and balance sheet, several other significant events occurred during 2005 and 2004.
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
On February 18, 2005, the Company received notice from the Federal Reserve Bank and the Ohio Department of Financial Institutions that approval was given effective as of February 17, 2005 for release of the Written Agreement dated July 5, 2002.
On March 17, 2005, the Company announced that is had signed an agreement to acquire two northwest Ohio bank branches located in Lima, Ohio. On April 13, 2005, the Company and Exchange jointly announced the signing of an Agreement and Plan of Merger for Rurban to acquire Exchange and its wholly-owned subsidiary, The Exchange Bank, headquartered in Luckey, Ohio.
On May 9, 2005, the Company received regulatory approval from the Federal Reserve Bank of Cleveland and the Ohio Division of Financial Institutions, to purchase the two Lima, Ohio branch offices.
On June 17, 2005, the Company announced that the purchase of the two Lima, Ohio branches had been completed at the close of business on June 17, 2005.
On September 9, 2005, the Company announced it participated in a pooled offering of Trust Preferred Securities, in the amount of $10 million, through a business trust subsidiary, Rurban Statutory Trust II.
On December 15, 2005, the Company announced it had received regulatory approval from the Federal Reserve Bank of Cleveland and the Ohio Division of Financial Institutions to acquire Exchange as previously announced. The shareholders of Exchange approved the acquisition at a special shareholder meeting held on October 11, 2005.
On December 19, 2005, the Company announced it had completed the sale of approximately $8.4 million of troubled loans held in its workout loan subsidiary, RFCBC, Inc. The loans were sold at 84.6% of their book value. Additional reserves were also taken which when combined with the loan sale resulted in a pre-tax loss of $1.45 million (including expenses incurred with the sale). The sold loans were properly reserved for in the allowance for loan loss, but management decided to do a bulk sale to avoid further collection expenses.

35.

RESULTS OF OPERATIONS

	Year Ended			Year Ended
	December 31,			December 31,
	2005	2004	%Change	2004	2003	%Change
	(dollars in thousands except per share data)

Total Assets	$530,542	$415,349	+28%	$415,349	$435,312	-5%
Total Securities	$139,353	$108,720	+28%	$108,720	$107,699	1%
Loans Held for Sale	224	113	N/A	113	219	N/A
Loans (Net)	322,348	259,582	+24%	259,582	273,923	-5%
Allowance for Loan Losses	4,700	4,899	-4%	4,899	10,181	-52%
Total Deposits	384,838	279,624	+38%	279,624	317,475	-12%

Total Revenues (Net)	29,525	28,768	+3%	28,768	48,489	-41%
Net Interest Income	12,054	12,077	—	12,077	13,802	-12%
Loan Loss Provision (credit)	583	(399)	N/A	(399)	1,202	+133%
Noninterest Income	17,471	16,691	+5%	16,691	34,687	-52%
Non-interest Expense	28,187	25,324	+11%	25,324	28,678	-12%
Net Income	673	2,734	N/A	2,734	12,305	N/A
Basic Earnings per Share	$0.15	$0.60	N/A	$0.60	$2.71	N/A
Diluted Earnings per Share	$0.15	$0.60	N/A	$0.60	$2.70	N/A
Net Interest Income

	Year Ended			Year Ended
	December 31,			December 31,
	2005	2004	% Change	2004	2003	% Change
	(dollars in thousands)

Net Interest Income	$12,054	$12,077	—	$12,077	$13,802	-12%
Net interest income for 2005 remained relatively flat compared to the previous year. The net interest margin for 2005 was 3.14% compared to 3.19% for the previous year. The 5 basis point decrease in the net interest margin was largely due the flattening of the yield curve, the growth of the investment portfolio relative to the mix of earning assets, and the higher cost of funds acquired in the Lima acquisition as its thrift-like deposit base has a higher concentration in certificates of deposit.

36.

Net interest income declined $1.7 million from $13.8 million in 2003 to $12.1 million in 2004. The net interest margin for 2004 was 3.19% compared to 2.72% for the previous year. The 47 basis point increase in the net interest margin for 2004 was largely due to a 65 basis point decrease in the cost of funds partially offset by a decrease in the yield on earning assets of 18 basis points. The major reason for the reduction in net interest income was due to a reduced level of earning assets combined with declines in average loan balances due to the Company’s exit from out of market loans. Contributing to the decrease in the cost of funds were the results of the Company’s disciplined approach to pricing decisions on deposits and a repositioning of the balance sheet to benefit from an increasing interest rate environment.
Loan Loss Provision
The provision for loan losses was $583,000 in 2005 compared to $(399,000) in 2004. The allowance for loan losses at December 31, 2005 was 1.44% of loans compared to 1.85% at December 31, 2004. Non-performing loans decreased to $6.3 million at December 31, 2005 versus $14.4 million at December 31, 2004. Further evidencing the loan quality improvement was the significant reduction in classified assets of the Company. Classified assets, which are defined as substandard and doubtful loans, decreased 43% from December 31, 2004 and totaled $17.1 million at December 31, 2005.
The provision for loan losses was $(399,000) in 2004 compared to $1.2 million in 2003. The allowance for loan losses at December 31, 2004 was 1.85% of loans compared to 3.58% at December 31, 2003. The decrease in the provision was the result of the continued review and determination of the level of reserves necessary to absorb probable losses in the loan portfolio. Non-performing loans decreased to $14.4 million at December 31, 2004 versus $18.4 million at December 31, 2003. Further evidencing the loan quality, and therefore the lower loan loss provision in 2004, was the significant reduction in classified assets of the Company. Classified assets which are defined as substandard and doubtful loans, decreased 50% from December 31, 2003 and totaled $30.5 million at December 31, 2004.
Non-interest Income

	Year Ended			Year Ended
	December 31,			December 31,
	2005	2004	% Change	2004	2003	% Change
	(dollars in thousands)

Total Non-interest Income	$17,471	$16,691	+5%	$16,691	$34,687	-52%

- Data Service Fees	$11,842	$10,478	+13%	$10,478	$8,972	+17%
- Trust Fees	$3,133	$3,042	+3%	$3,042	$2,602	+17%
- Deposit Service Fees	$1,860	$1,985	-6%	$1,985	$2,179	-9%
- Gains on Sale of Loans	$(437)	$41	N/A	$41	$416	-90%
- Gains on Sale of Branches	$—	$—	N/A	$—	$19,901	N/A
- Gains (losses) on Sale of Securities	$25	$241	N/A	$241	$24	N/A
- Other	$1,048	$904	+16%	$904	$593	+52%

37.

Total non-interest income increased $780,000 to $17.5 million in 2005 from $16.7 million in 2004. The increase is primarily driven by data servicing fees increasing $1.4 million as a result of RDSI contracting to perform data processing services for 10 new client banks and item processing for 9 new client banks. The increase was partially offset by a loss on sale of loans of $499,000 in the fourth quarter of 2005 at RFCBC. This was the result of the approximately $8.4 million in troubled loans that were sold at RFCBC in the fourth quarter of 2005. Trust fees at Reliance Financial Services, N.A. (“Reliance”) increased $91,000 or 3% to $3.1 million in 2005 from $3.0 million in 2004. The primary reason for this increase was the development of new innovative wealth management products and new customer sales. These positives were somewhat offset by the declining equity markets in 2005.
Total non-interest income decreased $18.0 million to $16.7 million in 2004 from $34.7 million in 2003. The decrease was primarily the result of recording approximately $20.0 million in net pre-tax gains from the branch sales in 2003. Data service fees increased $1.5 million or 17% to $10.5 million in 2004 compared to $9.0 million in 2003 as a result of RDSI’s continued expansion of its customer base. Trust fees at Reliance increased $440,000 or 17% to $3.0 million in 2004 compared to $2.6 million in 2003 through development of innovative wealth management products and customer sales efforts.
Rurbanc Data Services, Inc. (“RDSI”)

	Year Ended			Year Ended
	December 31,			December 31,
	2005	2004	% Change	2004	2003	% Change
	(Dollars in thousands)

Data Service Fees	$11,842	$10,478	+13%	$10,478	$8,972	+17%
Data service fees increased $1.4 million or 13% to $11.8 million in 2005 from $10.5 million in 2004 and $1.5 million or 17% from 2003 to 2004. The increases in 2005 and 2004 were mainly driven by RDSI’s entry into the item processing market, additions of new bank clients and the result of customer account growth at client banks.
RDSI provides data processing services for 60 community banks in Ohio, Michigan, Indiana and Missouri. RDSI differentiates itself from its competition through the quality of its products and the excellence of its customer service. The applications utilized by RDSI are driven by world-class software used by over 3,600 banks nationwide. Customer service encompasses on-time delivery every morning and a discipline of responding to and resolving customer questions and issues within one hour in excess of 95% of the time. RDSI provides turnkey solutions for its clients through its partnerships with vendors experienced in a full array of banking products.

38.

RDSI’s growth comes from both new and existing clients. Equally important is the organic growth of existing client banks, both in their number of customer accounts and in the breadth of services provided. Network services, internet banking, imaging, and other technical services are a rapidly growing part of RDSI’s revenue.
Non-interest Expense

	Year Ended			Year Ended
	December 31,			December 31,
	2005	2004	% Change	2004	2003	% Change
	(dollars in thousands)

Total Non-interest Expense	$28,187	$25,324	+11%	$25,324	$28,678	-12%
- Salaries & Employee Benefits	$13,519	$12,993	+4%	$12,993	$13,428	-3%
- Professional Fees	$2,730	$2,253	+21%	$2,253	$4,172	-46%
- All Other	$11,938	$10,078	+18%	$10,078	$11,078	-9%
Non-interest expense for 2005 was $28.2 million, up $2.9 million or 11% from $25.3 million in 2004. Although ongoing banking related operating expenses were well-controlled, the Company incurred higher than anticipated expenses from several expansion initiatives. These initiatives included an increase in expenses of $1.3 million at RDSI for its organic growth, cost associated with non-reoccurring 2004 tax credits, and attention to disaster recovery, facilities, and resource upgrades. In addition, there were operating expenses of $1.0 million related to the acquisition of the two Lima branches and an expense of $95,000 for the branch expansion and optimization study. Also impacting the current-year period was an increase in professional fees of $478,000 from loan workout efforts and fees associated with the sale of problem loans. Together, these items added approximately $2.8 million to pre-tax expenses in 2005.
Non-interest expense for 2004 was $25.3 million, down $3.4 million or 12% from $28.7 million for 2003. Professional fees decreased $1.9 million due to a decreased level of consulting, legal and auditing fees associated with the Company’s problem loan workouts. 2003 also included an operating expenses associated with branches that were sold during 2003.
FINANCIAL CONDITION
Investments
The Company evaluates its securities portfolio for impairment throughout the year. An impairment is recorded against individual equity securities if their cost significantly exceeds their fair value for a substantial amount of time. An impairment is also recorded for investments in debt securities, unless the decrease in fair value is attributable to interest rates and management has the intent and ability to retain the investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value.
Management believes that it has the ability and intent to retain the investments with a loss evidenced by the Company’s liquidity position discussed later in the Liquidity section and over the past three years, the Company has had net gains on the sale of securities and any losses were minimal.

39.

Loans

	Period Ended
		% of		% of	%		% of	%
	12/31/05	Total	12/31/04	Total	Inc/(Dec)	12/31/03	Total	Inc/(Dec)
	(dollars in thousands)

Commercial	$79,359	24%	$58,499	22%	36%	$89,471	31%	(35)%
Commercial r.e.	68,072	21%	64,107	24%	6%	62,340	22%	3%
Agricultural	40,236	12%	41,240	16%	(2)%	36,722	13%	12%
Residential	89,086	27%	63,828	24%	40%	46,718	16%	37%
Consumer	48,877	15%	31,949	12%	53%	37,310	13%	(14)%
Leases	1,661	1%	5,127	2%	(68)%	11,774	5%	(56)%

Loans	$327,291		$264,750		24%	$284,335		(7)%
Loans held for sale	224		113			219

Total	$327,515		$264,863			$284,554
Loans increased $63 million to $327 million at December 31, 2005, due mainly from the Lima branch and Exchange acquisitions that took place in 2005. The Company experienced nominal organic growth, restructured the loan portfolio for quality and with the Company’s detailed policy and procedures coupled with the aforementioned acquisitions, has set the stage for growth in 2006.
In 2004, loans declined $20 million to $265 million due to restructuring the loan portfolio for quality and actively pursuing a strategy to build on the Company’s long held expertise in agricultural lending and lending to small and mid-sized businesses in our market area.
Asset Quality

	Period Ended December 31,
	(dollars in millions)
			Change in		Change in
			Dollars/		Dollars/
	12/31/05	12/31/04	Percentages	12/31/03	percentages
Non-performing loans	$6.3	$14.4	$-8.1	$18.4	$-4.0
Non-performing assets	$8.9	$15.4	$-6.5	$19.9	$-4.5
Non-performing assets/loans plus OREO	2.70%	5.80%	-3.10%	6.96%	-1.16%
Non-performing assets/total assets	1.67%	3.71%	-2.04%	4.57%	-0.86%
Net chargeoffs	$1.7	$4.9	$-3.2	$8.7	$-3.8
Net chargeoffs/total loans	0.52%	1.81%	-1.29%	3.06%	-1.25%
Loan loss provision (credit)	$.6	$(.4)	$ +1.0	$1.2	$-1.6
Allowance for loan losses	$4.7	$4.9	$-0.2	$10.2	$-5.3
Allowance/loans	1.44%	1.85%	-0.41%	3.58%	-1.73%
Allowance/non-performing loans	75%	34%	+41%	55%	-21%
Allowance/non-performing assets	53%	32%	+21%	51%	-19%
Asset quality statistics reflect a decrease in both nonperforming assets and chargeoffs during 2005 compared to 2004 and a decrease from 2004 compared to 2003. Non-performing assets at December 31, 2005 were $8.9 million or 1.67% of total assets, versus $15.4 million or 3.71% at December 31, 2004 and $19.9 million or 4.57% at year-end 2003. Annual net chargeoffs for 2005 were $1.7 million or 0.52% of total loans compared to $4.9 million or 1.81% for 2004. Management believes that the above ratios will be in line with the Company’s peers within the next 12 to 16 months.
Allowance for Loan Losses
The Company grades its loans using an eight grade system. Problem loans are classified as either:
•	Grade 5 — Special Mention: Potential weaknesses that deserve management’s close attention

•	Grade 6 — Substandard: Inadequately protected, with well-defined weakness that jeopardize liquidation of debt

40.

•	Grade 7 — Doubtful: Inherent weaknesses well-defined and high probability of loss (impaired)

•	Grade 8 — Loss: Considered uncollectible. May have recovery or salvage value with future collection efforts (these loans are either fully reserved or charged off)
The Company’s allowance for loan losses has four components. Those components are shown in the following table. Commercial, commercial real estate and agricultural loans of over $100,000 are individually reviewed and assessed regarding the need for an individual allocation.

	12/31/05			12/31/04			Increase (Decrease)
	Loan	Allocation		Loan	Allocation		Loan	Allocation
	Balance	$	%	Balance	$	%	Balance	$	%

Allocations for individual loans graded doubtful (impaired)	$6.1	$2.0	32.79%	$11.4	$1.3	11.40%	$-5.3	$0.7	21.39%
Allocations for individual loans graded substandard	7.7	0.5	6.49	15.5	1.0	6.45	-7.8	-0.5	0.04
Allocations for individual loans graded special mention*	12.2	0.4	3.28	13.6	0.4	2.94	-1.4	—	0.34
“General” allowance based on chargeoff history of nine categories of loans	301.5	1.8	0.60	224.4	2.2	0.98	77.1	-0.4	-0.38

TOTAL	$327.5	$4.7	1.44%	$264.9	$4.9	1.85%	$62.6	$-0.2	-0.41%

*	The Company changed its methodology during 2003. Special Mention loans are allocated at 3%.
In 2005, the amount of loans classified as doubtful decreased $5.3 million to $6.1 million and substandard loans decreased $7.8 million to $7.7 million. Allowance allocations on doubtful loans increased $0.7 million and allowance allocations on substandard loans decreased $0.5 million. The allowance for loan losses at December 31, 2005 was $4.7 million or 1.44% of loans compared to $4.9 million or 1.85% at December 31, 2004.
The Company’s workout efforts continue to be successful as is apparent in the reduction of problem loan balances in 2005. The amount of substandard loans has declined by 50% from $15.5 million in 2004 to $7.7 in 2005 million reflective of the results of the Company’s workout efforts. In the fourth quarter of 2005, RFCBC sold $8.4 million in problem loans significantly improving asset quality.
Management’s estimate of the allowance for loan losses includes judgments related to the following factors:
•	Borrower financial information received;

•	Physical inspections of collateral securing loans performed, new appraisals of collateral securing loans received, and other information regarding borrower collateral levels; and

•	Consideration of exposures to industries potentially most affected by current risks in the economic and political environment.
CAPITAL RESOURCES
Stockholders’ equity at December 31, 2005 was $54.5 million or 12.56% of average total assets compared to $50.3 million or 12.04% of average total assets at December 31, 2004. The Company, State Bank, and Exchange Bank each exceeded the “well-capitalized” regulatory capital benchmarks at December 31, 2005.
Total consolidated regulatory (risk-based) capital was $67.8 million at December 31, 2005 and $61.9 million at December 31, 2004. As of December 31, 2005, $17.1 million of the $20 million of trust preferred securities qualified as tier 1 capital.

41.

Planned Purchases of Premises and Equipment
Management plans to purchase additional premises and equipment to meet the current and future needs of the Company’s customers. These purchases, including buildings and improvements and furniture and equipment (which includes computer hardware, software, office furniture and license agreements), are currently expected to total approximately $4.6 million over the next year. These purchases are expected to be funded by cash on hand and from cash generated from current operations.
LIQUIDITY
Liquidity relates primarily to the Company’s ability to fund loan demand, meet deposit customers’ withdrawal requirements and provide for operating expenses. Assets used to satisfy these needs consist of cash and due from banks, federal funds sold, interest earning deposits in other financial institutions, securities available-for sale and loans held for sale. These assets are commonly referred to as liquid assets. Liquid assets were $152.4 million at December 31, 2005 compared to $119.6 million at December 31, 2004. The acquisition of the Lima branches provided additional liquidity as the company assumed $60 million in deposits and $5.9 million in loans. The Company views this level of liquidity as appropriate.
The Company’s residential first mortgage portfolio of $89.1 million at December 31, 2005 and $63.8 million at December 31, 2004, which can and has been readily used to collateralize borrowings, is an additional source of liquidity. Management believes the Company’s current liquidity level, without these borrowings, is sufficient to meet its liquidity needs. At December 31, 2005, all eligible mortgage loans were pledged under an FHLB blanket lien.
The cash flow statements for the periods presented provide an indication of the Company’s sources and uses of cash as well as an indication of the ability of the Company to maintain an adequate level of liquidity. A discussion of the cash flow statements for 2005, 2004 and 2003 follows.
The Company experienced positive cash flows from operating activities in 2005, 2004 and 2003. Net cash from operating activities was $4.2 million, $5.7 million and $5.6 million for the years ended December 31, 2005, 2004 and 2003, respectively.
Net cash flow from investing activities was $28.9 million, $1.2 million and $60.4 million for the years ended December 31, 2005, 2004 and 2003, respectively. The changes in net cash from investing activities for 2005 include the proceeds received for the Lima branch and Exchange acquisitions. The changes in net cash from investing activities for 2004 include a reduction in loan growth. The changes in net cash from investing activities for 2003 include a reduction in loan growth and cash payments for the net liabilities from the branch sales. In 2005, 2004 and 2003, the Company received $5.2 million, $23.1 million and $17.6 million, respectively, from sales of securities available for sale, while proceeds from repayments, maturities and calls of securities were $17.1 million, $62.5 million and $121.6 million in 2005, 2004 and 2003, respectively.
Net cash flow from financing activities was $(31.1) million, $(20.4) million, and $(92.8) million for the years ended December 31, 2005, 2004 and 2003, respectively. The net cash decrease was primarily due to a reduction in total deposits of $(23.3) million, $(37.9) million and $(87.8) million for the years ended December 31, 2005, 2004 and 2003, respectively. Other significant changes in 2005, 2004 and 2003

42.

included $(14.0) million, $17.0 million and $(8.9) million in net borrowings from the FHLB. Also, in 2005, the Company received proceeds of $10.3 million from the trust preferred issuance.
Off-Balance-Sheet Borrowing Arrangements:
Significant additional off-balance-sheet liquidity is available in the form of FHLB advances, unused federal funds lines from correspondent banks, and the national certificate of deposit market. Management expects the risk of changes in off-balance-sheet arrangements to be immaterial to earnings.
Approximately $77.9 million residential first mortgage loans of the Company’s $89.1 million portfolio qualify to collateralize FHLB borrowings and have been pledged to meet FHLB collateralization requirements as of December 31, 2005. In addition to residential first mortgage loans, $14.4 million in investment securities are pledged to meet FHLB collateralization requirements. Based on the current collateralization requirements of the FHLB, approximately $20.1 million of additional borrowing capacity existed at December 31, 2005.
At December 31, 2005, the Company had $20.9 million in federal funds lines. As of December 31, 2004, the Company had $18.0 million in federal funds lines. Federal funds borrowed were $4.6 million at December 31, 2005 and $7.5 million at December 31, 2004. The company also had $60.9 in unpledged securities that may be used to pledge for additional borrowings.
TABULAR DISCLOSURE OF CONTRACTUAL OBLIGATIONS

	Payment due by period
		Less			More
		than 1	1 — 3	3 — 5	than 5
	Total	year	years	Years	years

Contractual Obligations
Long-Term Debt Obligations	$45,500,000	$16,500,000	5,000,000	$5,000,000	$19,000,000
Other Debt Obligations	21,558,572	451,681	486,891	0	20,620,000
Capital Lease Obligations	0	0	0	0	0
Operating Lease Obligations	2,040,696	261,600	523,200	523,200	732,696
Purchase Obligations	0	0	0	0	0
Other Long-Term Liabilities Reflected on the Registrant’s Balance Sheet under GAAP	208,558,046	138,786,242	63,928,459	4,998,570	844,775

Total	$277,657,314	$155,999,523	$69,938,550	$10,521,770	$41,197,471
The Company’s contractual obligations as of December 31, 2005 were comprised of long-term debt obligations, other debt obligations, operating lease obligations and other long-term liabilities. Long-term

43.

debt obligations are comprised of FHLB Advances of $45.5 million. Other debt obligations are comprised of Trust Preferred securities of $20.6 million and Notes Payable of $1.0 million. The operating lease obligation is a lease on the State Bank operations building (formerly the RDSI-South building) of $99,600 a year and the RDSI-North building of $162,000 a year. Other long-term liabilities are comprised of time deposits of $208.6 million.
ASSET LIABILITY MANAGEMENT
Asset liability management involves developing and monitoring strategies to maintain sufficient liquidity, maximize net interest income and minimize the impact that significant fluctuations in market interest rates would have on earnings. The business of the Company and the composition of its balance sheet consist of investments in interest-earning assets (primarily loans, mortgage-backed securities, and securities available for sale) which are primarily funded by interest-bearing liabilities (deposits and borrowings). With the exception of specific loans which are originated and held for sale, all of the financial instruments of the Company are for other than trading purposes. All of the Company’s transactions are denominated in U.S. dollars with no specific foreign exchange exposure. In addition, the Company has limited exposure to commodity prices related to agricultural loans. The impact of changes in foreign exchange rates and commodity prices on interest rates are assumed to be insignificant. The Company’s financial instruments have varying levels of sensitivity to changes in market interest rates resulting in market risk. Interest rate risk is the Company’s primary market risk exposure; to a lesser extent, liquidity risk also impacts market risk exposure.
Interest rate risk is the exposure of a banking institution’s financial condition to adverse movements in interest rates. Accepting this risk can be an important source of profitability and shareholder value; however, excessive levels of interest rate risk could pose a significant threat to the Company’s earnings and capital base. Accordingly, effective risk management that maintains interest rate risks at prudent levels is essential to the Company’s safety and soundness.
Evaluating a financial institution’s exposure to changes in interest rates includes assessing both the adequacy of the management process used to control interest rate risk and the organization’s quantitative level of exposure. When assessing the interest rate risk management process, the Company seeks to ensure that appropriate policies, procedures, management information systems, and internal controls are in place to maintain interest rate risks at prudent levels of consistency and continuity. Evaluating the quantitative level of interest rate risk exposure requires the Company to assess the existing and potential future effects of changes in interest rates on its consolidated financial condition, including capital adequacy, earnings, liquidity, and asset quality (when appropriate).
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
Financial institutions derive their income primarily from the excess of interest collected over interest paid. The rates of interest an institution earns on its assets and owes on its liabilities generally are established contractually for a period of time. Since market interest rates change over time, an institution is exposed to lower profit margins (or losses) if it cannot adapt to interest rate changes. For example, assume that an institution’s assets carry intermediate or long term fixed rates and that those assets are funded with short-term liabilities. If market interest rates rise by the time the short-term liabilities must be refinanced, the increase in the institution’s interest expense on its liabilities may not be sufficiently offset if assets continue to earn at the long-term fixed rates. Accordingly, an institution’s profits could decrease on existing assets because the institution will either have lower net interest income or possibly, net interest expense. Similar risks exist when assets are subject to contractual interest rate ceilings, or rate sensitive assets are funded by longer-term, fixed-rate liabilities in a declining rate environment.
There are several ways an institution can manage interest rate risk including: 1) matching repricing periods for new assets and liabilities, for example, by shortening terms of new loans or investments; 2) selling existing assets or repaying certain liabilities; and 3) hedging existing assets, liabilities, or

44.

anticipated transactions. An institution might also invest in more complex financial instruments intended to hedge or otherwise change interest rate risk. Interest rate swaps, futures contacts, options on futures contracts, and other such derivative financial instruments can be used for this purpose. Because these instruments are sensitive to interest rate changes, they require management’s expertise to be effective. The Company has not purchased derivative financial instruments in the past but may purchase such instruments in the future if market conditions are favorable.
Quantitative Market Risk Disclosure. The following table provides information about the Company’s financial instruments used for purposes other than trading that are sensitive to changes in interest rates as of December 31, 2005. It does not present when these items may actually reprice. For loans receivable, securities, and liabilities with contractual maturities, the table presents principal cash flows and related weighted-average interest rates by contractual maturities as well as the historical impact of interest rate fluctuations on the prepayment of loans and mortgage backed securities. For core deposits (demand deposits, interest-bearing checking, savings, and money market deposits) that have no contractual maturity, the table presents principal cash flows and, applicable related weighted-average interest rates based upon the Company’s historical experience, management’s judgment and statistical analysis, as applicable, concerning their most likely withdrawal behaviors. The current historical interest rates for core deposits have been assumed to apply for future periods in this table as the actual interest rates that will need to be paid to maintain these deposits are not currently known. Weighted average variable rates are based upon contractual rates existing at the reporting date.

45.

Principal/Notional Amount Maturing or Assumed to be Withdrawn In:
(Dollars in thousands)

	2006	2007	2008	2009	2010	Thereafter	Total
Rate-sensitive assets
Variable rate loans	$60,603	$11,792	$5,792	$3,111	$1,730	$1,930	$84,958
Average interest rate	7.51%	7.05%	7.02%	7.01%	6.97%	6.96%	7.37%
Adjustable rate loans	$24,720	$19,834	$14,301	$14,188	$9,623	$48,215	$130,881
Average interest rate	6.22%	6.18%	6.01%	5.95%	5.99%	5.93%	6.04%
Fixed rate loans	$37,928	$21,925	$13,593	$9,130	$6,400	$22,700	$111,676
Average interest rate	5.95%	5.97%	6.08%	5.90%	5.75%	5.40%	5.84%
Total loans	$123,251	$53,551	$33,686	$26,429	$17,753	$72,845	$327,515
Average interest rate	6.77%	6.29%	6.21%	6.06%	6.00%	5.79%	6.32%
Fixed rate investment securities	$88,439	$10,973	$8,621	$5,597	$310	$15,720	$129,660
Average interest rate	4.08%	3.74%	4.12%	4.04%	3.90%	4.36%	4.09%
Variable rate investment securities	$4,031	$3,063	$1,938	$589	$231	$3,449	$13,301
Average interest rate	4.54%	4.45%	4.32%	4.21%	4.40%	4.53%	4.47%
Federal Funds Sold & Other	$0	$0	$150	$0	$0	$0	$150
Average interest rate	0.00%	0.00%	2.64%	0.00%	0.00%	0.00%	2.64%
Total rate sensitive assets	$215,721	$67,587	$44,395	$32,615	$18,294	$92,014	$470,626
Average interest rate	5.63%	5.79%	5.71%	5.68%	5.94%	5.50%	5.65%
Rate sensitive liabilities:
Demand — non interest-bearing	$10,440	$10,441	$10,441	$10,441	$10,310	$0	$52,073
Demand — interest bearing	$9,972	$9,972	$9,972	$9,972	$9,872	$0	$49,760
Average interest rate	1.19%	1.19%	1.19%	1.19%	1.19%	0.00%	1.19%
Money market accounts	$8,440	$8,440	$8,440	$8,440	$8,356	$0	$42,116
Average interest rate	1.18%	1.22%	1.22%	1.22%	1.22%	0.00%	1.21%
Savings	$7,538	$7,413	$7,413	$7,413	$7,373	$0	$37,150
Average interest rate	0.59%	0.59%	0.59%	0.59%	0.59%	0.00%	0.59%
Certificates of deposit	$137,036	$51,616	$10,266	$2,799	$1,178	$844	$203,739
Average interest rate	3.15%	3.69%	3.30%	3.28%	3.92%	3.93%	3.30%
Fixed rate FHLB advances	$5,000	$0	$5,000	$1,000	$4,000	$19,000	$34,000
Average interest rate	2.84%	0.00%	5.53%	4.52%	6.25%	3.96%	4.31%
Variable rate FHLB advances	$11,500	$0	$0	$0	$0	$0	$11,500
Average interest rate	4.33%	0.00%	0.00%	0.00%	0.00%	0.00%	4.33%
Fixed rate Notes Payable	$240	$0	$20	$679	$0	$20,620	$21,559
Average interest rate	7.25%	0.00%	0.00%	6.50%	0.00%	8.25%	8.17%
Variable rate Notes Payable	$0	$0	$0	$0	$0	$0	$0
Average interest rate	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Fed Funds Purchased & Repos	$10,680	$0	$0	$0	$0	$0	$10,680
Average interest rate	3.40%	0.00%	0.00%	0.00%	0.00%	0.00%	3.40%
Total rate sensitive liabilities	$200,846	$87,882	$51,552	$40,744	$41,089	$40,464	$462,577
Average interest rate	2.79%	2.47%	1.71%	1.10%	1.36%	6.14%	2.62%

46.

Principal/Notional Amount Maturing or Assumed to be Withdrawn In:
(Dollars in Thousands)

	First	Years
	Year	2 – 5	Thereafter	Total
Comparison of 2005 to 2004:
Total rate-sensitive assets:
At December 31, 2005	$215,721	$162,891	$92,014	$470,626
At December 31, 2004	131,266	151,944	93,317	376,527

Increase (decrease)	$84,455	$10,947	$(1,303)	$94,099
Total rate-sensitive liabilities:
At December 31, 2005	$200,846	$221,267	$40,464	$462,577
At December 31, 2004	$152,986	$174,129	$33,459	$360,574

Increase (decrease)	$47,860	$47,138	$7,005	$102,003
The above table reflects expected maturities, not expected repricing. The contractual maturities adjusted for anticipated prepayments and anticipated renewals at current interest rates, as shown in the preceding table, are only part of the Company’s interest rate risk profile. Other important factors include the ratio of rate-sensitive assets to rate sensitive liabilities (which takes into consideration loan repricing frequency but not when deposits may be repriced) and the general level and direction of market interest rates. For core deposits, the repricing frequency is assumed to be longer than when such deposits actually reprice. For some rate sensitive liabilities, their repricing frequency is the same as their contractual maturity. For variable rate loans receivable, repricing frequency can be daily or monthly. For adjustable rate loans receivable, repricing can be as frequent as annually for loans whose contractual maturities range from one to thirty years. While increasingly aggressive local market competition in lending rates has pushed loan rates lower; the Company’s increased reliance on non-core funding sources has restricted the Company’s ability to reduce funding rates in concert with declines in lending rates during 2003. In 2005 and 2004, maturities of non-core funding sources positively impacted net interest income and the net interest margin. The tax equivalent net interest income as a percentage of average interest earning assets increased from 2.72% in 2003 to 3.19% in 2004 but declined to 3.14% in 2005.
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
Management believes the most significant impact on financial results is the Company’s ability to react to changes in interest rates. Management seeks to maintain an essentially balanced position between interest

47.

sensitive assets and liabilities and actively manages the amount of securities available for sale in order to protect against the effects of wide interest rate fluctuations on net income and shareholders’ equity.
Forward-Looking Statements
When used in this filing and in future filings by the Company with the SEC, in the Company’s press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phases, “anticipate,” “would be,” “will allow,” “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimated,” “project,” or similar expressions are intended to identify, “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to risks and uncertainties, including but not limited to changes in economic conditions in the Company’s market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company’s market area, and competition, all or some of which could cause actual results to differ materially from historical earnings and those presently anticipated or projected. For a more detailed discussion of the factors that could affect the Company’s financial results, please see Item 1A “Risk Factors” in Rurban’s Annual Report on Form 10-K for the year ended December 31, 2005.
The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and advise readers that various factors, including regional and national economic conditions, substantial changes in levels of market interest rates, credit and other risks of lending and investing activities, and competitive and regulatory factors, could affect the Company’s financial performance and could cause the Company’s actual results for future periods to differ materially form those anticipated or projected.
The Company does not undertake, and specifically disclaims any obligation, to update any forward looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.

48.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
     The disclosures required by this item appear in this Annual Report on Form 10-K under the caption “Asset Liability Management” contained in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Item 8. Financial Statements and Supplementary Data.
     The Consolidated Balance Sheets of the Company and its subsidiaries as of December 31, 2005 and December 31, 2004, the related Consolidated Statements of Income, Changes in Shareholders’ Equity and Cash Flows for each of the years in the three-year period ended December 31, 2005, the related Notes to Consolidated Financial Statements and the Report of Independent Registered Public Accounting Firm, appear on pages F-1 through F-46 of this Annual Report on Form 10-K.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
     Not Applicable.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     With the participation of the President and Chief Executive Officer (the principal Executive Officer) and the Executive Vice President and Chief Financial Officer (the principal Financial Officer) of the Company, the Company’s management has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, the Company’s President and Chief Executive Officer, and Executive Vice President and Chief Financial Officer concluded that:
•	information required to be disclosed by the Company in this Annual Report on Form 10-K, and the other reports that the Company files or submits under the Exchange Act would be accumulated and communicated to the Company’s management, including its principal Executive Officer and principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure;

•	information required to be disclosed by the Company in this Annual Report on Form 10-K, and the other reports that the Company files or submits under the Exchange Act would be recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and

•	the Company’s disclosure controls and procedures are effective as of the end of the fiscal year covered by this Annual Report on Form 10-K to ensure that material information relating to the Company and its consolidated subsidiaries is made known to them, particularly during the period for which the Company’s periodic reports, including this Annual Report on Form 10-K, are being prepared.
Changes in Internal Controls Over Financial Reporting
     No changes were made in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended

49.

December 31, 2005, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information
     Not Applicable.
PART III
Item 10. Directors and Executive Officers of the Registrant.
     In accordance with General Instruction G(3), the information required by Item 401 of SEC Regulation S-K concerning: (a) directors of the Company is incorporated herein by reference from the Company’s definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 20, 2006 (the “2006 Proxy Statement”), under the captions “ELECTION OF DIRECTORS”; (b) the Audit Committee of the Company’s Board of Directors and the Board of Directors’ determination that the Company has an “audit committee financial expert” serving on its Audit Committee is incorporated herein by reference from the Company’s 2006 Proxy Statement, under the caption “ELECTION OF DIRECTORS — Committees of the Board — Audit Committee”; and (c) the procedures by which shareholders of the Company may recommend nominees to the Company’s Board of Directors is incorporated herein by reference from the Company’s 2006 Proxy Statement, under the caption “ELECTION OF DIRECTORS — Nominating Procedures.”
     The information concerning the executive officers of the Company required by Item 401 of SEC Regulation S-K is set forth in the portion of Part I of this Annual Report on Form 10-K entitled “Supplemental Item. Executive Officers of the Registrant.”
     The information required by Item 405 of SEC Regulation S-K is incorporated herein by reference from the Company’s 2006 Proxy Statement under the caption “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE.”
     The Company has adopted a Code of Conduct and Ethics that applies to the Company’s principal executive officer, principal financial officer and principal accounting officer. A copy of the Code of Conduct and Ethics is located on the Company’s Internet website at www.rurbanfinancial.net under the “Corporate Governance” tab.
Item 11. Executive Compensation.
     In accordance with General Instruction G(3), the information regarding the compensation of the Company’s directors required by Item 402(g) of SEC Regulation S-K is incorporated by reference to the information contained in the Company’s 2006 Proxy Statement under “ELECTION OF DIRECTORS” under the subcaptions “—Directors’ Compensation,” “—Rurban Financial Corp. Plan to Allow Directors to Elect to Defer Compensation,” and “—Other Director Benefits.” The information regarding compensation committee interlocks and insider participation required by Item 402(j) of SEC Regulation S-K is incorporated by reference to the information contained in the Company’s 2006 Proxy Statement under “TRANSACTIONS INVOLVING MANAGEMENT.” The information regarding the compensation of the Company’s executive officers required by Item 402(b),(c) and (d) of SEC Regulation S-K is incorporated by reference to the information contained in the Company’s 2006 Proxy Statement under “COMPENSATION OF EXECUTIVE OFFICERS” under the subcaptions “—Summary of Cash and Other Compensation,” “—Grants of Options,” and “—Option Exercises and Holdings.”

50.

     The information required by Item 402(h) of SEC Regulation S-K regarding the terms of any employment contracts, termination of employment and change-in-control agreements with the Company’s executive officers is as follows:
Supplemental Executive Retirement Plan Agreements
     Effective March 1, 2006, the Company entered into Supplemental Executive Retirement Plan Agreements with each of Kenneth A. Joyce, Duane L. Sinn, Henry R. Thiemann, Jeffrey D. Sewell and Mark K. Klein (the “SERP Agreements”).
     Under the SERP Agreements, if the executive officer remains in the continuous employment of the Company or one of its subsidiaries, he must retire on the first December 31st after his 65th birthday (62nd birthday for Mr. Joyce) (the “Retirement Date”), unless the Board of Directors shortens or extends the employment period. Beginning on the first day of the month following retirement, the executive officer will receive an annual benefit equal to a portion of his “Annual Direct Salary” (25% for Mr. Joyce, 20% for Messrs. Sinn and Thiemann, and 15% for Messrs. Klein and Sewell) in equal monthly installments of 1/12th of the annual benefit for a period of 180 months. “Annual Direct Salary” means the highest base salary paid to the executive officer for any calendar month during the 36-month period preceding the termination of his employment, multiplied by 12.
     If there is a “change in control” of the Company (the SERP Agreements use the same definition of “change in control” described below under “Change in Control Agreements”) the executive officer will receive an annual benefit equal to a portion of his Annual Direct Salary (25% for Mr. Joyce, 20% for Messrs. Sinn and Thiemann, and 15% for Messrs. Klein and Sewell) calculated as of the date of the change in control or the date his employment is terminated, whichever is higher. The annual benefit will be paid in equal monthly installments of 1/12th of the annual benefit for a period of 180 months, beginning on the executive officer’s Retirement Date. If the compensation provided to an executive officer under his SERP Agreement in connection with a change in control would constitute a “parachute payment” within the meaning of Section 280G of the Internal Revenue Code, then the relevant portions of any separate Change in Control Agreement between the Company and the executive officer would apply. If the Company and the executive officer are not parties to a separate Change in Control Agreement, the amount of compensation payable under the executive officer’s SERP Agreement will be reduced to the extent necessary to avoid excise taxes under Section 4999 of the Internal Revenue Code.
     If an executive officer voluntarily terminates his employment after completing at least five years of employment but prior to his Retirement Date, his SERP Agreement will terminate immediately and the Company will pay the executive officer early retirement compensation equal to:
•	a portion of the executive officer’s Annual Direct Salary (15% for Mr. Joyce, 10% for Messrs. Sinn and Thiemann, and 5% for Messrs. Klein and Sewell) if the executive officer terminates employment after age 55 and before age 60;

•	a portion of the executive officer’s Annual Direct Salary (20% for Mr. Joyce, 15% Messrs. Sinn and Thiemann, and 10% for Messrs. Klein and Sewell) if the executive officer terminates employment after age 60 and before age 65 (after age 59 and before age 61 for Mr. Joyce); or

•	a portion of the executive officer’s Annual Direct Salary (25% for Mr. Joyce; 20% for Messrs. Sinn and Thiemann, and 15% for Mr. Klein and Mr. Sewell) if the executive officer terminates employment at age 65 (age 62 for Mr. Joyce).

51.

     The early retirement compensation described above will be paid beginning on the first day of the month following the executive officer’s Retirement Date in equal monthly installments of 1/12th of the annual benefit for a period of 180 months. If the executive officer dies at any time after age 55 but prior to his Retirement Date while employed by the Company (or one of its subsidiaries, as applicable), his death will be treated as an early retirement and his designated beneficiary or estate will receive early retirement compensation as described above beginning on the first day of the first month beginning after the executive officer’s death. If the executive officer voluntarily terminates his employment prior to age 55 or if the executive officer is discharged at any time for “Cause,” he will not be entitled to any compensation under his SERP Agreement (the SERP Agreements use substantially the same definition of “Cause” described below under “Employment Agreement — Termination for “Cause” or Without “Good Reason”).
     If an executive officer dies or becomes permanently disabled during his employment prior to attaining age 55, his SERP Agreement will terminate and the Company will have no further obligations to the executive officer under his SERP Agreement. However, any compensation that becomes payable to an executive officer under his SERP Agreement prior to his death or permanent disability (i.e., compensation arising from retirement, early retirement or a change in control) will continue to be paid to the executive officer or his designated beneficiary or estate, as appropriate.
     The SERP Agreements do not require the executive officers to mitigate the amount of any compensation payable to them under the SERP Agreements by seeking other employment or otherwise. The compensation payable to the executive officers under the SERP Agreements will not be reduced by any other compensation or benefits the executive officers earn or become entitled to receive after the termination of their employment with the Company and its subsidiaries.
     During the term of the SERP Agreements and for a period of two years thereafter, the executive officers are prohibited from:
•	providing financial or executive assistance to any person or entity (1) located within 50 miles of the office of the Company or its subsidiary at which the executive officer works and (2) engaged in the banking or financial services industry or any other activity engaged in by the Company or its subsidiaries at the beginning of the non-competition period;

•	directly or indirectly soliciting, inducing or encouraging any of the customers or referral sources of the Company and its subsidiaries (who were customers or referral sources during the executive officer’s employment) to become a customer or referral source of another company; and

•	directly or indirectly contacting, soliciting or inducing any of the employees of the Company and its subsidiaries (who were employees during the executive officer’s employment) to terminate their employment with the Company or its subsidiaries or to seek, obtain or accept employment with another company.
     The SERP Agreements also prohibit the executive officers from using or disclosing any material confidential information of the Company and its subsidiaries to any person other than an employee of the Company or its subsidiaries or a person to whom the disclosure is reasonably necessary or appropriate in connection with the executive officer’s duties to the Company and its subsidiaries.
     In the event of a dispute between the Company and the executive officer regarding a SERP Agreement, the parties will submit the dispute to binding arbitration. The Company and its subsidiaries

52.

will bear all costs associated with any disputes arising under the SERP Agreements, including reasonable accounting and legal fees incurred by the executive officers.
     Portions of the SERP Agreements are subject to deferred compensation rules under Section 409A of the Internal Revenue Code and will be amended to fully reflect those rules after the Internal Revenue Service issues final regulations. Until those regulations are issued, the Company will administer the SERP Agreements in a good faith attempt to comply with Section 409A of the Internal Revenue Code.
     The SERP Agreements entered into by Messrs. Joyce and Sinn supersede and replace the Executive Salary Continuation Agreement, dated December 3, 2001, by and between the Company and Mr. Joyce and the Executive Salary Continuation Agreement, dated as of July 1, 2001, by and between the Company and Mr. Sinn.
Change in Control Agreements
     Effective March 1, 2006, the Company entered into Change in Control Agreements (the “Change in Control Agreements”) with each of Duane L. Sinn, Henry R. Thiemann, Jeffrey D. Sewell and Mark K. Klein.
     The term of each Change in Control Agreement begins on March 1, 2006 is effective through the March 31, 2008 (March 31, 2009 for Mr. Sinn). Each Change in Control Agreement will renew automatically for an additional year unless the Company provides the executive officer with notice of non-renewal in accordance with the Change in Control Agreement. The Company is prohibited from delivering such notice during the “Protection Period” and each Change in Control Agreement will remain in effect throughout any Protection Period. “Protection Period” means the period beginning on the first date the Board of Directors of the Company learns of an event that would result in a “change in control” if completed and ending on the latest of:
•	the last day of the twelfth complete calendar month beginning after the change in control;

•	60 days after the date the executive officer learns of an event occurring during the Protection Period which falls within the definition of “Good Reason” and which the Company or its successor concealed (the Change in Control Agreements use substantially the same definition of “Good Reason” described below under “Employment Agreement — Termination by the Company Without “Cause” or by Mr. Joyce for “Good Reason”); and

•	60 days after the conclusion of an unsuccessful attempt to terminate the executive officer for “Cause” (the Change in Control Agreements use substantially the same definition of “Cause” described below under “Employment Agreement — Termination for “Cause” or Without “Good Reason”).
     Each Change in Control Agreement will terminate on the earliest of the following events:
•	the executive officer’s employment is terminated before the beginning of a Protection Period;

•	the executive officer is reassigned before the beginning of a Protection Period to a more junior position (unless a majority of the employees in the new job classification have change in control agreements);

53.

•	the executive officer agrees to terminate his Change in Control Agreement; or

•	all payments due to the executive officer under the Change in Control Agreement have been paid.
     A “change in control” is defined by the Change in Control Agreements as:
•	any transaction that would be required to be reported in a proxy statement sent to the Company’s shareholders;

•	a merger or consolidation of the Company or the purchase of all or substantially all of the Company’s assets by another person or group, in each case, resulting in less than a majority of the successor entity’s outstanding voting stock being owned immediately after the transaction by the holders of the Company’s voting stock before the transaction;

•	any person becoming a “beneficial owner” of securities representing 50% or more of the combined voting power of the Company eligible to vote for the election of the Company’s Board of Directors;

•	any person other than the Company, the executive officer or the Rurban ESOP and Savings Plan becoming the beneficial owner of securities representing 25% or more of the combined voting power of the Company (disregarding any securities which were not acquired for the purpose of changing or influencing control of the Company);

•	individuals who constitute the Company’s Board of Directors on March 1, 2006 ceasing for any reason to constitute at least a majority of the members of the Company’s Board of Directors (unless the new directors were approved by the vote of at least 2/3rds of the then incumbent directors); or

•	any other change of control of the Company similar in effect to any of the foregoing.
     Under each Change in Control Agreement, (1) if an executive officer is terminated by the Company or its successor in connection with a “change in control” of the Company (other than termination of employment for “Cause”) during the Protection Period or (2) if the executive officer terminates his employment for “Good Reason” during the Protection Period, the Company or its successor will:
•	pay the executive officer a lump sum cash payment equal to 2 times (1.5 times for Mr. Sewell) the executive officer’s Annual Direct Salary (i.e., the highest base salary paid to the executive officer for any calendar month during the 36-month period preceding the termination of his employment, multiplied by 12);

•	provide the executive officer and his family (if the executive officer elected family coverage prior to the termination of his employment) with continued health care, life insurance and disability insurance coverage without cost to the executive for a period of two years (1.5 years for Mr. Sewell), at the same level and subject to the same terms that were in effect on the first day of the Protection Period; and

•	any other payments or benefits to which the executive officer is entitled under the terms of any other agreement, arrangement, plan or program in which he participates.

54.

     If the Company or its successor is unable to provide the health care, life insurance and disability insurance coverage described above through an insured arrangement for active employees and with the same tax consequences available to active employees, the Company or its successor will pay the executive officer an additional amount of cash equal to the executive officer’s cost of procuring equivalent coverage. The amount of this cash payment will be “grossed up” to ensure that the executive officer receives enough cash to pay the cost of procuring equivalent coverage after payment of all applicable federal, state and local taxes.
     If the compensation provided to an executive officer under his Change in Control Agreement would constitute a “parachute payment” within the meaning of Section 280G of the Internal Revenue Code, then the amount of compensation payable under the executive officer’s Change in Control Agreement will be reduced to the extent necessary to avoid excise taxes under Section 4999 of the Internal Revenue Code.
     Under each Change in Control Agreement, if an executive officer’s employment is terminated for “Cause” or if the executive officer voluntarily terminates his employment without “Good Reason,” the Change in Control Agreement will terminate immediately and the executive officer will not be entitled to any compensation or benefits other than salary accrued through the date his employment terminated and benefits to which the executive officer is entitled under the terms of the Company’s (or any successor entity’s) benefit plans.
     If an executive officer dies or becomes permanently disabled during his employment, his Change in Control Agreement will terminate and the Company will have no further obligations to the executive officer under his Change in Control Agreement. However, any compensation that becomes payable to an executive officer under his Change in Control Agreement prior to his death or permanent disability will continue to be paid to the executive officer or his designated beneficiary or estate, as appropriate.
     The Change in Control Agreements do not require the executive officers to mitigate the amount of any compensation payable to them under the Change in Control Agreements by seeking other employment or otherwise. The compensation payable to the executive officers under the Change in Control Agreements will not be reduced by any other compensation or benefits the executive officers earn or become entitled to receive after the termination of their employment with the Company or its successor and their subsidiaries.
     If a change in control occurs and the executive officer receives payments under his Change in Control Agreement, the executive officer will be prohibited from engaging the in following activities for two years (18 months for Mr. Sewell) following the termination of the executive officer’s employment with the Company or its successor:
•	providing financial or executive assistance to any person or entity (1) located within 50 miles of the office of the Company or its subsidiary at which the executive officer works and (2) engaged in the banking or financial services industry or any other activity engaged in by the Company or its subsidiaries on the date of the change in control;

•	directly or indirectly contacting, soliciting or inducing any of the customers or referral sources of the Company and its subsidiaries (who were customers or referral sources during the executive officer’s employment) to become a customer or referral source of another company; and

•	directly or indirectly soliciting, inducing or encouraging any of the employees of the Company or its successor and their subsidiaries (who were employees during the

55.

executive officer’s employment) to terminate their employment with the Company or its successor and their subsidiaries or to seek, obtain or accept employment with another company.
     The Change in Control Agreements also prohibit the executive officers from using or disclosing any material confidential information of the Company or its successor and their subsidiaries to any person other than an employee of the Company or its successor and their subsidiaries or a person to whom the disclosure is reasonably necessary or appropriate in connection with the executive officer’s duties to the Company or its successor and their subsidiaries.
     In the event of a dispute between the Company and the executive officer regarding a Change in Control Agreement, the parties will submit the dispute to binding arbitration. The Company and its subsidiaries will bear all costs associated with any disputes arising under the Change in Control Agreements, including reasonable accounting and legal fees incurred by the executive officer.
     Portions of the Change in Control Agreements are subject to deferred compensation rules under Section 409A of the Internal Revenue Code and will be amended to fully reflect those rules after the Internal Revenue Service issues final regulations. Until those regulations are issued, the Company will administer the Change in Control Agreements in a good faith attempt to comply with Section 409A of the Internal Revenue Code.
     The Change in Control Agreements entered into by Messrs. Sinn and Thiemann supersede and replace the Severance Agreement Due to Change in Control of Rurban Financial Corp., dated as of March 14, 2001, by and between the Company and Mr. Sinn; the Severance Agreement Due to Change in Control of Rurban Financial Corp., dated as of March 14, 2001, by and between the Company and Mr. Thiemann; and the Supplemental Severance Agreement Due to Change in Control of Rurban Financial Corp., dated June 25, 2002, by and between the Company and Mr. Thiemann.
Employment Agreement
     On March 6, 2006, the Company entered into an Employment Agreement with Kenneth A. Joyce (the “Employment Agreement”) effective as of March 1, 2006. The Employment Agreement supersedes and replaces the Change in Control Agreement, dated March 14, 2001, by and between the Company and Mr. Joyce.
     Under the Employment Agreement, Mr. Joyce is employed as the Chief Executive Officer of the Company and will perform any duties assigned to him from time to time by the Company’s Board of Directors. Mr. Joyce must devote his full time and attention to the Company’s business, and he may not engage in any activities which compete with activities of the Company or its subsidiaries. Mr. Joyce is also prohibited from serving any company which competes with the Company or its subsidiaries.
     Term
     The term of the Employment Agreement runs from March 1, 2006 to March 1, 2009, but the term will be automatically extended to December 31, 2010 unless either party provides the other party with notice of nonrenewal no later than September 2, 2008.

56.

     Compensation
     During the term of the Employment Agreement, Mr. Joyce will be paid an annual base salary of $264,000 or a higher amount set by the Company. Mr. Joyce is also entitled to:
•	receive bonuses from time to time as the Company, in its sole discretion, deems appropriate;

•	receive paid vacation time in accordance with policies established by the Company’s Board of Directors;

•	participate any of the Company’s employee benefit plans (provided that the Company may not change any of its employee benefits in any way that would adversely affect Mr. Joyce, unless the change would apply to all of the Company’s executive officers and would not affect Mr. Joyce disproportionately); and

•	receive prompt reimbursement for all reasonable business expenses he incurs in accordance with the policies and procedures established by the Company’s Board of Directors.
     Termination Resulting from Disability or Death
     If Mr. Joyce dies or becomes permanently disabled during his employment, the Employment Agreement will terminate and the Company will have no further obligations to Mr. Joyce under the Employment Agreement. However, any compensation that becomes payable to Mr. Joyce under the Employment Agreement prior to his death or permanent disability will continue to be paid to Mr. Joyce or his designated beneficiary or estate, as appropriate.
     Termination for “Cause” or Without “Good Reason”
     If Mr. Joyce’s employment is terminated by the Board of Directors for “Cause” or by Mr. Joyce without “Good Reason,” the Employment Agreement (and all of Mr. Joyce’s rights under the Employment Agreement) will terminate automatically. If Mr. Joyce’s employment is terminated other than for Cause and the Company subsequently learns that Mr. Joyce actively concealed conduct that would have entitled the Company to terminate his employment for Cause, the Company may recover any amounts paid to Mr. Joyce (or his beneficiaries) under the Employment Agreement in connection with the termination of his employment. “Cause” is defined in the Employment Agreement to include:
•	the willful failure to substantially perform job duties;

•	willfully engaging in misconduct injurious to the Company;

•	dishonesty, insubordination or gross negligence in the performance of duties;

•	breach of a fiduciary duty involving personal gain or profit;

•	any violation of any law, rule or regulation governing public companies, banks or bank officers or any regulatory enforcement actions issued by a regulatory authority against the executive;

•	conduct which brings public discredit to the Company;

57.

•	conviction of, or plea of guilty or nolo contendre to, a felony, crime of falsehood or a crime involving moral turpitude;

•	unlawful discrimination or harassment affecting the Company’s employees, customers, business associates or contractors;

•	theft or abuse of the Company’s property;

•	the recommendation of a state or federal bank regulatory authority to remove the executive from his position with the Company;

•	willful failure to follow the good faith lawful instructions of the Company’s Board of Directors;

•	material breach by the executive of any contract or agreement with the Company; or

•	unauthorized disclosure of the Company’s trade secrets or confidential information.
     Termination by the Company Without “Cause” or by Mr. Joyce for “Good Reason”
     If Mr. Joyce’s employment is terminated by the Company without “Cause” or by Mr. Joyce with “Good Reason” (and such termination does not occur in connection with a change in control), the Company will:
•	pay Mr. Joyce an amount equal to twice his “Agreed Compensation” (i.e., the sum of (a) the average of Mr. Joyce’s annual base salary for the five calendar years immediately preceding his termination and (b) the average of Mr. Joyce’s annual bonuses for the five calendar years immediately preceding his termination) in 24 equal monthly installments;

•	provide Mr. Joyce and his family (if he elected family coverage prior to the termination of his employment) with continued health care, life insurance and disability insurance coverage without cost to the executive for a period of one year, at the same level and subject to the same terms that were in effect at any time during the two years prior of his termination; and

•	pay Mr. Joyce any other payments or benefits to which he is entitled under the terms of any other agreement, arrangement, plan or program in which he participates.
     “Good Reason” is defined in the Employment Agreement to include:
•	the assignment of duties and responsibilities inconsistent with Mr. Joyce’s status as Chief Executive Officer;

•	requiring Mr. Joyce to move his office more than 50 miles from the location of the Company’s principal office in Defiance, Ohio;

•	reducing Mr. Joyce’s annual base salary (except for reductions resulting from a national financial depression or bank emergency and implemented for all of the Company’s senior management);

58.

•	materially reducing the employee benefits afforded to Mr. Joyce (unless the reduction applies to all of the Company’s executive officers);

•	the Company’s attempt to amend or terminate the Employment Agreement without Mr. Joyce’s consent;

•	the failure of any successor of the Company to assume the Company’s obligations under the Employment Agreement; and

•	any unsuccessful attempt to terminate Mr. Joyce for Cause.
     Termination in Connection With a Change in Control
     If, at any time during the period beginning on the date the Board of Directors first learns of a possible “change in control” and ending one year after the change in control, Mr. Joyce’s employment is terminated (1) by the Company without Cause or (2) by Mr. Joyce for Good Reason, the Company or its successor will:
•	pay Mr. Joyce a lump sum cash payment 2.99 times his “Agreed Compensation”;

•	provide Mr. Joyce and his family (if he elected family coverage prior to the termination of his employment) with continued health care, life insurance and disability insurance coverage without cost to the executive for a period of three years, at the same level and subject to the same terms that were in effect at any time during the two years prior of his termination; and

•	pay Mr. Joyce any other payments or benefits to which he is entitled under the terms of any other agreement, arrangement, plan or program in which he participates.
The Employment Agreement uses the same definition of “change in control” described above under “Change in Control Agreements.”
     Mr. Joyce will not be entitled to the payments and benefits described above if he acted in concert with any person or group to effect a change in control (other than at the direction of the Board of Directors and in his capacity as an employee of the Company). Also, the Company may not terminate Mr. Joyce’s employment during the period beginning on the date the Company’s Board of Directors first learns of a possible change in control and ending on the date the change in control occurs.
     No Mitigation
     The Employment Agreement does not require Mr. Joyce to mitigate the amount of any compensation payable to him by seeking other employment or otherwise. The compensation payable to Mr. Joyce under the Employment Agreement will not be reduced by any other compensation or benefits he earns or becomes entitled to receive after the termination of his employment with the Company or its successor and their subsidiaries.
     Employee Benefits
     If the Company or its successor is unable to provide the health care, life insurance and disability insurance coverage described above through an insured arrangement for active employees and with the same tax consequences available to active employees, the Company or its successor will pay Mr. Joyce an

59.

additional amount of cash equal to the executive officer’s cost of procuring equivalent coverage. The amount of this cash payment will be “grossed up” to ensure that Mr. Joyce receives enough cash to pay the cost of procuring equivalent coverage after payment of all applicable federal, state and local taxes.
     Parachute Payments
     If the compensation provided to an executive officer under his Change in Control Agreement would constitute a “parachute payment” within the meaning of Section 280G of the Internal Revenue Code, then the amount of compensation payable under the executive officer’s Change in Control Agreement will be reduced to the extent necessary to avoid excise taxes under Section 4999 of the Internal Revenue Code.
     Mr. Joyce will be entitled to receive:
     Non-Compete
     If Mr. Joyce receives compensation under his Employment Agreement in connection with the termination of his employment after a Change in Control, he will be prohibited from engaging in the following activities for two years following the termination of his employment:
•	providing financial or executive assistance to any person or entity located within 50 miles of the Company’s main office in Defiance, Ohio and engaged in the banking or financial services industry or any other activity engaged in by the Company or its subsidiaries;

•	directly or indirectly contacting, soliciting or inducing any of the customers or referral sources of the Company and its subsidiaries (who were customers or referral sources during his employment) to become a customer or referral source of another company; and

•	directly or indirectly soliciting, inducing or encouraging any of the employees of the Company or its successor and their subsidiaries (who were employees during his employment) to terminate their employment with the Company or its successor and their subsidiaries or to seek, obtain or accept employment with another company.
     The Employment Agreement also prohibits Mr. Joyce from using or disclosing any material confidential information of the Company or its successor and their subsidiaries to any person other than an employee of the Company or its successor and their subsidiaries or a person to whom the disclosure is reasonably necessary or appropriate in connection with his duties to the Company or its successor and their subsidiaries.
     Disputes
     In the event of a dispute between the Company and Mr. Joyce regarding the Employment Agreement, the parties will submit the dispute to binding arbitration. The Company and its subsidiaries will bear all costs associated with any disputes arising under the Employment Agreement, including reasonable accounting and legal fees incurred by Mr. Joyce.
     Deferred Compensation Rules
Portions of the Employment Agreement are subject to deferred compensation rules under Section 409A of the Internal Revenue Code and will be amended to fully reflect those rules after the Internal Revenue Service issues final regulations. Until those regulations are issued, the Company will administer the

60.

Employment Agreement in a good faith attempt to comply with Section 409A of the Internal Revenue Code.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
     In accordance with General Instruction G(3), the information called for in this Item 12 is incorporated herein by reference to the information contained in the Company’s 2006 Proxy Statement under the caption “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.”
     The information required by this Item 12 regarding securities authorized for issuance under equity compensation plans is as follows:
Equity Compensation Plan Information
     The following table provides information regarding certain equity compensation plans of the Company:

	(a)	(b)	(c)
Number of securities
remaining available for
future issuance under
	Number of securities to	Weighted-average	equity compensation
	be issued upon exercise	exercise price of	plans (excluding
	of outstanding options,	outstanding options,	securities reflected in
Plan Category	warrants and rights	warrants and rights	column (a))
Equity compensation plans approved by security holders (1)	357,886	$13.44	83,114

Equity compensation plans not approved by security holders (2)	N/A	N/A	N/A

Total	357,886	$13.44	83,114

(1)	Information relates to the 1997 Rurban Financial Corp. Stock Option Plan.

(2)	Information relates to the Rurban Financial Corp. Employee Stock Purchase Plan (the “ESPP”). All employees of the Company and its subsidiaries are eligible to participate in the ESPP immediately following their date of hire. Participants are allowed to deduct from their compensation for each payroll

61.

period an amount to be used to purchase common shares of the Company. These funds are forwarded to Registrar and Transfer Company at the end of each payroll period and Registrar and Transfer Company uses the funds to purchase common shares of the Company on the open market for the participants. There is no limit as to the number of shares to be purchased through the ESPP and as of December 31, 2005, there were no accrued purchased rights. The ESPP was not approved by shareholders of the Company.
Item 13. Certain Relationships and Related Transactions.
     In accordance with General Instruction G(3), the information called for in this Item 13 is incorporated herein by reference to the information contained in the Company’s 2006 Proxy under the caption “TRANSACTIONS INVOLVING MANAGEMENT.”
Item 14. Principal Accounting Fees
     In accordance with General Instruction G(3), the information called for in this Item 14 is incorporated herein by reference to the information contained in the Company’s 2006 Proxy under the caption “AUDIT COMMITTEE MATTERS” provided that the “Report of the Audit Committee” included in the 2006 Proxy Statement shall not be deemed to be incorporated herein by reference.
PART IV
Item 15. Exhibits and Financial Statement Schedules
(a) (1) Financial Statements.
For a list of all financial statements included in this Annual Report on Form 10-K, see the “Index to Financial Statements” at page 66.
(a) (2) Financial Statement Schedules.
All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.
(a) (3) Exhibits.
Exhibits filed with this Annual Report on Form 10-K are attached hereto or incorporated into this Annual Report on Form 10-K by reference. For a list of such exhibits, see the “Index to Exhibits” beginning at page 103.
(b)      Exhibits.
Exhibits filed with this Annual Report on Form 10-K are attached hereto or incorporated into this Annual Report on Form 10-K by reference. For a list of such exhibits, see the “Index to Exhibits” beginning at page 103.
(c)      Financial Statements Schedules.
None.

62.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

RURBAN FINANCIAL CORP.
/s/ Duane L. Sinn
Date: March 24, 2006	By:	Duane L. Sinn, Executive Vice President and
Chief Financial Officer

Power of Attorney
     KNOW ALL MEN BY THESE PRESENTS, that each undersigned officer and/or director of Rurban Financial Corp., an Ohio corporation (the “Corporation”), which is about to file with the Securities and Exchange Commission, Washington, D.C., under the provisions of the Securities Exchange Act of 1934, as amended, the Annual Report of the Corporation on Form 10-K for the fiscal year ended December 31, 2005, hereby constitutes and appoints Kenneth A. Joyce and Duane L. Sinn as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign both the Annual Report on Form 10-K and any and all amendments and documents related thereto, and to file the same, and any and all exhibits, financial statements and schedules related thereto, and other documents in connection therewith, with the Securities and Exchange Commission and the Nasdaq Stock Market, granting unto said attorneys-in-fact and agents, and substitute or substitutes, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all things that each of said attorneys-in-fact and agents, or either of them or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Date	Capacity

/s/ Kenneth A, Joyce Kenneth A. Joyce	March 24, 2006	President, Chief Executive Officer, Principal Executive Officer and Director

/s/ Duane L. Sinn Duane L. Sinn	March 24, 2006	Chief Financial Officer, Executive Vice President

/s/ Thomas A. Buis Thomas A. Buis	March 24, 2006	Director

63.

Name	Date	Capacity

/s/ Thomas M. Callan Thomas M. Callan	March 24, 2006	Director

/s/ John R. Compo John R. Compo	March 24, 2006	Director

/s/ John Fahl John Fahl	March 24, 2006	Director

/s/ Robert A. Fawcett, Jr. Robert A. Fawcett, Jr.	March 24, 2006	Director

/s/ Richard L. Hardgrove Richard L. Hardgrove	March 24, 2006	Director

/s/ Rita A. Kissner Rita A. Kissner	March 24, 2006	Director

/s/ Thomas L. Sauer Thomas L. Sauer	March 24, 2006	Director

/s/ Steven D. VanDemark Steven D. VanDemark	March 24, 2006	Director

/s/ J. Michael Walz, D.D.S. J. Michael Walz, D.D.S	March 24, 2006	Director
Date: March 24, 2006

64.

Rurban Financial Corp.
December 31, 2005 and 2004

71.

Report of Independent Registered Public Accounting Firm
Audit Committee, Board of Directors and Stockholders
Rurban Financial Corp.
Defiance, Ohio
We have audited the accompanying consolidated balance sheets of Rurban Financial Corp. as of December 31, 2005 and 2004 and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rurban Financial Corp. as of December 31, 2005 and 2004 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.
Cincinnati, Ohio
February 13, 2006

F1

Rurban Financial Corp.
Consolidated Balance Sheets
December 31
Assets

	2005	2004

Cash and cash equivalents	$12,650,839	$10,617,766
Interest-bearing deposits	150,000	150,000
Available-for-sale securities	139,353,329	108,720,491
Loans held for sale	224,000	112,900
Loans, net of unearned income	327,048,229	264,480,789
Allowance for loan losses	(4,699,827)	(4,899,063)
Premises and equipment	13,346,632	7,740,442
Federal Reserve and Federal Home Loan Bank stock, at cost	3,607,500	2,793,000
Foreclosed assets held for sale, net	2,309,900	720,000
Interest receivable	3,010,355	1,984,452
Goodwill	8,917,373	2,144,304
Core deposits and other intangibles	3,742,333	542,978
Purchased software	3,916,913	4,564,474
Cash value of life insurance	10,443,487	9,146,816
Other	6,521,213	6,529,397

Total assets	$530,542,276	$415,348,746

See Notes to Consolidated Financial Statements

F2

Rurban Financial Corp.
Consolidated Balance Sheets
December 31
Liabilities and Stockholders’ Equity

	2005	2004

Liabilities
Deposits
Demand	$52,073,751	$37,831,810
Savings, interest checking and money market	124,206,115	87,795,630
Time	208,558,046	153,996,874

Total deposits	384,837,912	279,624,314

Short-term borrowings	10,680,420	11,559,151
Notes payable	938,572	3,079,656
Federal Home Loan Bank advances	45,500,000	56,000,000
Trust preferred securities	20,620,000	10,310,000
Interest payable	1,373,044	994,114
Deferred income taxes	1,140,001	523,111
Other liabilities	11,001,679	2,952,605

Total liabilities	476,091,628	365,042,951

Commitments and Contingent Liabilities

Stockholders’ Equity
Common stock, $2.50 stated value; authorized 10,000,000 shares; issued 5,027,433 shares; outstanding 2005 – 5,027,433 shares, 2004 – 4,568,388 shares	12,568,583	11,439,255
Additional paid-in capital	14,835,110	11,003,642
Retained earnings	28,702,817	28,943,736
Accumulated other comprehensive loss	(1,655,862)	(803,189)
Treasury stock, at cost Common; 2005 – 0 shares, 2004 – 7,314 shares	—	(277,649)

Total stockholders’ equity	54,450,648	50,305,795

Total liabilities and stockholders’ equity	$530,542,276	$415,348,746

F3

Rurban Financial Corp.
Consolidated Statements of Income Years Ended December 31

	2005	2004	2003

Interest Income
Loans
Taxable	$16,593,703	$16,151,220	$24,305,358
Tax-exempt	64,609	65,711	89,356
Securities
Taxable	4,337,477	3,567,819	2,805,614
Tax-exempt	265,959	164,541	172,063
Other	160,240	78,549	401,459

Total interest income	21,421,988	20,027,840	27,773,850

Interest Expense
Deposits	5,651,372	4,554,093	10,024,718
Notes payable	334,713	386,450	596,418
Federal funds purchased	67,300	13,896	—
Federal Home Loan Bank advances	2,039,851	1,877,284	2,276,439
Trust preferred securities	1,275,168	1,118,751	1,074,722

Total interest expense	9,368,404	7,950,474	13,972,297

Net Interest Income	12,053,584	12,077,366	13,801,553

Provision (Credit) for Loan Losses	583,402	(399,483)	1,202,000

Net Interest Income After Provision (Credit) for Loan Losses	11,470,182	12,476,849	12,599,553

Non-interest Income
Data service fees	11,841,765	10,478,245	8,971,632
Trust fees	3,133,550	3,042,297	2,602,270
Customer service fees	1,859,547	1,985,389	2,179,036
Net gains (losses) on loan sales	(436,971)	40,603	415,851
Net realized gains on sales of available-for-sale securities	25,300	241,008	23,632
Loan servicing fees	306,929	367,753	394,647
Gain on sale of branches	—	—	19,900,945
Other	741,340	535,336	199,343

Total non-interest income	$17,471,460	$16,690,631	$34,687,356

See Notes to Consolidated Financial Statements

F4

Rurban Financial Corp.
Consolidated Statements of Income
Years Ended December 31

	2005	2004	2003

Non-interest Expense
Salaries and employee benefits	$13,518,749	$12,993,449	$13,428,366
Net occupancy expense	1,214,169	981,700	1,183,569
Equipment expense	5,148,458	4,336,573	4,201,260
Data processing fees	411,465	371,153	435,700
Professional fees	2,730,337	2,252,677	4,171,758
Marketing expense	445,656	339,968	397,137
Printing and office supplies	524,473	423,030	472,193
Telephone and communications	682,807	637,528	716,227
Postage and delivery expense	313,379	347,494	540,339
Insurance expense	218,484	292,418	568,946
Employee expense	994,735	796,556	951,997
State, local and other taxes	572,456	591,142	617,036
Other	1,412,030	960,643	993,807

Total non-interest expense	28,187,198	25,324,331	28,678,335

Income Before Income Tax	754,444	3,843,149	18,608,574

Provision for Income Taxes	81,353	1,108,857	6,303,342

Net Income	$673,091	$2,734,292	$12,305,232

Basic Earnings Per Share	$0.15	$0.60	$2.71

Diluted Earnings Per Share	$0.15	$0.60	$2.70

F5

Rurban Financial Corp.
Consolidated Statements of Stockholders’ Equity
Years Ended December 31

					Accumulated
		Additional		Unearned	Other
	Common	Paid-in	Retained	ESOP	Comprehensive	Treasury
	Stock	Capital	Earnings	Shares	Income (Loss)	Stock	Total

Balance, January 1, 2003	$11,439,255	$11,009,733	$13,904,212	$(320,765)	$664,911	$(315,014)	$36,382,332

Comprehensive income
Net income			12,305,232				12,305,232
Change in unrealized gain (loss) on securities available for sale, net of reclassification adjustment and tax effect					(463,829)		(463,829)

Total comprehensive income							11,841,403

Stock options exercised (1,208 treasury shares)		(465)				2,214	1,749
ESOP shares earned				157,272			157,272

Balance, December 31, 2003	11,439,255	11,009,268	26,209,444	(163,493)	201,082	(312,800)	48,382,756

Comprehensive income
Net income			2,734,292				2,734,292
Change in unrealized gain (loss) on securities available for sale, net of reclassification adjustment and tax effect					(1,004,271)		(1,004,271)

Total comprehensive income							1,730,021

Stock options exercised (158 treasury shares)		(5,626)				35,151	29,525
ESOP shares earned				163,493			163,493

Balance, December 31, 2004	11,439,255	11,003,642	28,943,736	—	(803,189)	(277,649)	50,305,795

Comprehensive income
Net income			673,091				673,091
Change in unrealized gain (loss) on securities available for sale, net of reclassification adjustment and tax effect					(852,673)		(852,673)

Total comprehensive income (loss)							(179,582)

Dividends on common stock, $0.20 per share			(914,010)				(914,010)
Stock options exercised (2,929 treasury shares)		(4,158)				40,753	36,595
Treasury stock retired (4,358 treasury shares)	(10,962)	(225,934)				236,896	—
Exchange Acquisition	1,140,290	4,061,560					5,201,850

Balance, December 31, 2005	$12,568,583	$14,835,110	$28,702,817	$—	$(1,655,862)	$—	$54,450,648

See Notes to Consolidated Financial Statements

F6

Rurban Financial Corp.
Consolidated Statements of Cash Flows
Years Ended December 31

	2005	2004	2003

Operating Activities
Net income	$673,091	$2,734,292	$12,305,232
Items not requiring (providing) cash
Depreciation and amortization	3,108,693	2,492,661	2,310,122
Provision (credit) for loan losses	583,402	(399,483)	1,202,000
ESOP shares earned	—	163,493	157,272
Amortization of premiums and discounts on securities	218,221	469,148	1,049,838
Amortization of intangible assets	131,826	102,009	125,790
Deferred income taxes	384,337	3,344,719	3,083,200
FHLB Stock Dividends	(116,800)	(93,400)	(120,400)
(Gain) loss from sale of loans	436,971	(40,603)	(415,851)
Gain on sale of branches	—	—	(19,900,945)
(Gain) loss on sale of foreclosed assets	214,642	(33,758)	248,951
(Gain) losses on sales of fixed assets	18,817	—	(79,084)
Net realized gains on available-for-sale securities	(25,300)	(241,008)	(23,632)
Changes in
Proceeds from sale of loans held for sale	5,481,329	5,709,084	39,124,752
Originations of loans held for sale	(6,029,400)	(5,562,628)	(38,927,654)
Interest receivable	(513,229)	16,280	1,965,989
Other assets	(1,241,089)	(707,055)	3,218,909
Interest payable and other liabilities	899,500	(2,256,287)	237,820

Net cash provided by operating activities	4,225,011	5,697,464	5,562,309

Investing Activities
Net change in interest-bearing deposits	—	110,000	—
Purchases of available-for-sale securities	(38,373,878)	(88,396,063)	(133,540,054)
Proceeds from maturities of available-for-sale securities	17,107,354	62,537,668	121,586,538
Proceeds from sales of available-for-sale securities	5,154,173	23,086,736	17,634,708
Net change in loans	(4,562,982)	13,852,870	127,071,877
Purchase of premises and equipment	(2,975,180)	(3,652,078)	(2,851,908)
Proceeds from sales of premises and equipment	93,216	—	1,561,574
Purchase bank owned life insurance	—	(8,000,000)	—
Proceeds from sale of foreclosed assets	1,565,223	1,592,373	2,577,604
Purchase of Federal Home Loan and Federal Reserve Bank stock	—	(383,300)	—
Proceeds from sale of Federal Home Loan Bank stock	—	428,600	1,041,400
Proceeds from assumption of net liabilities in business acquisition	50,928,950	—	—
Payments for assumption of liabilities in branch sales	—	—	(74,680,022)

Net cash provided by investing activities	28,936,876	1,176,806	60,401,717

See Notes to Consolidated Financial Statements

F7

Rurban Financial Corp.
Consolidated Statements of Cash Flows
Years Ended December 31

	2005	2004	2003

Financing Activities
Net increase (decrease) in demand deposits, money market, interest checking and savings accounts	$(6,940,715)	$(17,178,739)	$33,380,843
Net decrease in certificates of deposit	(16,360,869)	(20,671,696)	(121,226,188)
Net increase in securities sold under agreements to repurchase	2,021,269	135,397	3,923,754
Net increase (decrease) in federal funds purchased	(2,900,000)	7,500,000	—
Proceeds from Federal Home Loan Bank advances	20,500,000	66,500,000	10,000,000
Repayment of Federal Home Loan Bank advances	(34,500,000)	(49,500,000)	(18,850,000)
Proceeds from notes payable	—	1,219,863	10,097,881
Proceeds from trust preferred	10,310,000	—	—
Repayment of notes payable	(2,381,084)	(8,467,806)	(10,133,450)
Proceeds from stock options exercised	36,595	29,525	1,749
Dividends paid	(914,010)	—	—

Net cash used in financing activities	(31,128,814)	(20,433,456)	(92,805,411)

Increase (Decrease) in Cash and Cash Equivalents	2,033,073	(13,559,186)	(26,841,385)

Cash and Cash Equivalents, Beginning of Year	10,617,766	24,176,952	51,018,337

Cash and Cash Equivalents, End of Year	$12,650,839	$10,617,766	$24,176,952

Supplemental Cash Flows Information

Interest paid	$8,989,474	$9,303,363	$14,596,442

Income taxes paid (net of refunds)	$(1,021,302)	$(717,666)	$(1,602,512)

Note payable in lieu of cash as consideration in branch sale	$—	$—	$4,363,168

Common stock and payable issued for net assets in Acquisition	$11,826,130	$—	$—

Transfer of loans to foreclosed assets	$3,247,539	$888,063	$2,256,831

F8

Rurban Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2005 and 2004
Note 1: Nature of Operations and Summary of Significant Accounting Policies
     Nature of Operations
Rurban Financial Corp. (“Company”) is a bank holding company whose principal activity is the ownership and management of its wholly-owned subsidiaries, The State Bank and Trust Company (“State Bank”), Exchange Bank (“Exchange”), RFCBC, Inc. (“RFCBC”), Rurbanc Data Services, Inc. (“RDSI”), Rurban Statutory Trust I (“RST I”), and Rurban Statutory Trust II (“RST II”). State Bank owns all of the outstanding stock of Reliance Financial Services, N.A. (“RFS”) and Rurban Mortgage Company (“RMC”). State Bank and Exchange are primarily engaged in providing a full range of banking and financial services to individual and corporate customers in northern Ohio. State Bank and Exchange are subject to competition from other financial institutions. State Bank and Exchange are regulated by certain federal and state agencies and undergo periodic examinations by those regulatory authorities. RFCBC operates as a loan subsidiary that continues to administer classified loans that were not included in the sale of branches in 2003. RDSI provides data processing services to financial institutions located in Ohio, Michigan, Indiana, and Missouri. RFS offers a diversified array of trust and financial services to customers nationwide. RST I and RST II are trust’s which were organized in 2000 and 2005, respectively, to manage the Company’s trust preferred securities. Rurban Life, which used to provide credit life and disability insurance to customers, was liquidated in 2004.
     Principles of Consolidation
The consolidated financial statements include the accounts of the Company, State Bank, Exchange, RFCBC, RDSI, RFS and RMC. Exchange’s balance sheet was consolidated at December 31, 2005 but not the income statement as a result of closing this acquisition at the close of business December 31, 2005. All significant intercompany accounts and transactions have been eliminated in consolidation. In December 2003, FASB issued a revision to FIN 46 (“FIN 46R”) that, among other matters, clarified certain provisions that affected the accounting for trust preferred securities. As a result of the adoption of FIN 46R, RST I was deconsolidated as of March 31, 2004, with the Company accounting for its investment in RST I as assets, its subordinated debentures as debt, and the interest paid thereon as interest expense. The Company had previously classified the trust preferred securities as debt, but eliminated its common stock investment as a result of the adoption of FIN 46R.
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
Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans. In connection with the determination of the allowance for loan losses, management obtains independent appraisals for significant properties.

F9

Rurban Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2005 and 2004
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
The Company evaluates its securities portfolio for impairment throughout the year. An impairment is recorded against individual equity securities if their cost significantly exceeds their fair value for a substantial amount of time. An impairment is also recorded for investments in debt securities , unless the decrease in fair value is attributable to interest rates and management has the intent and ability to retain the investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value.
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

F10

Rurban Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2005 and 2004
     Allowance for Loan Losses
The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to income. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is probable. Subsequent recoveries, if any, are credited to the allowance.
The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as new information becomes available.
A loan is considered impaired when, based on current information and events, it is probable that State Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration each of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for commercial, agricultural, and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price or the fair value of the collateral if the loan is collateral dependent.
Large groups of smaller balance homogenous loans are collectively evaluated for impairment. Accordingly, the Bank does not separately identify individual consumer and residential loans for impairment measurements.
     Premises and Equipment
Depreciable assets are stated at cost less accumulated depreciation. Depreciation is charged to expense using the straight-line method for buildings and the declining balance method for equipment over the estimated useful lives of the assets. Leasehold improvements are capitalized and depreciated using the straight-line method over the terms of the respective leases.
     Federal Reserve and Federal Home Loan Bank Stock
Federal Reserve and Federal Home Loan Bank stock are required investments for institutions that are members of the Federal Reserve and Federal Home Loan Bank systems. The required investment in the common stock is based on a predetermined formula.

F11

Rurban Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2005 and 2004
     Foreclosed Assets Held for Sale
Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of the carrying amount or the fair value less cost to sell. Revenue and expenses from operations related to foreclosed assets and changes in the valuation allowance are included in net income or expense from foreclosed assets.
     Goodwill
Goodwill is tested for impairment annually. If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated and goodwill is written down to its implied fair value. Subsequent increases in goodwill value, if any, are not recognized in the financial statements.
     Intangible Assets
Intangible assets are being amortized on a straight-line basis over weighted-average periods ranging from one to seven years. Such assets are periodically evaluated as to the recoverability of their carrying value. Purchased software is being amortized using the straight-line method over periods ranging from one to three years.
     Treasury Stock
Treasury stock is stated at cost. Cost is determined by the first-in, first-out method.
     Stock Options
At December 31, 2005, the Company has a stock-based employee compensation plan, which is described more fully in Note 19. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the grant date. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation. In April 2005, the Company accelerated certain stock options to be immediately vested. In accordance with Statement No. 123 and related interpretations, no compensation expense was recognized.

F12

Rurban Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2005 and 2004

	2005	2004	2003

Net income, as reported	$673,091	$2,734,292	$12,305,232
Less: Total stock-based employee compensation cost determined under the fair value based method, net of income taxes	(655,615)	(196,730)	(63,108)

Pro forma net income	$17,476	$2,537,562	$12,242,124

Earnings per share:
Basic – as reported	$0.15	$0.60	$2.71

Basic – pro forma	$0.00	$0.56	$2.69

Diluted – as reported	$0.15	$0.60	$2.70

Diluted – pro forma	$0.00	$0.56	$2.69

     Income Taxes
Deferred tax assets and liabilities are recognized for the tax effects of differences between the financial statement and tax bases of assets and liabilities. A valuation allowance is established to reduce deferred tax assets if it is more likely than not that a deferred tax asset will not be realized. The Company files consolidated income tax returns with its subsidiaries.
     Earnings Per Share
Earnings per share have been computed based upon the weighted-average common shares outstanding during each year. Unearned ESOP shares which have not vested have been excluded from the computation of average shares outstanding.
     Reclassifications
Certain reclassifications have been made to the 2004 and 2003 financial statements to conform to the 2005 financial statement presentation. These reclassifications had no effect on net income.
Note 2: Restriction on Cash and Due From Banks
State Bank and Exchange are required to maintain reserve funds in cash and/or on deposit with the Federal Reserve Bank. The reserve required at December 31, 2005, was $1,774,000.

F13

Rurban Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2005 and 2004
     Note 3: Securities
The amortized cost and approximate fair values of securities were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Approximate
	Cost	Gains	Losses	Fair Value

Available-for-Sale Securities:
December 31, 2005:
U.S. Treasury and government agencies	$91,020,624	$13,675	$(1,363,079)	$89,671,220
Mortgage-backed securities	36,571,076	9,783	(920,973)	35,659,886
State and political subdivision	12,942,183	6,713	(255,001)	12,693,895
Equity securities	23,000	—	—	23,000
Other securities	1,305,328	—	—	1,305,328

	$141,862,211	$30,171	$(2,539,053)	$139,353,329

December 31, 2004:
U.S. Treasury and government agencies	$64,483,532	$2,848	$(838,900)	$63,647,480
Mortgage-backed securities	40,703,975	64,949	(452,420)	40,316,504
State and political subdivision	4,691,938	97,459	(90,890)	4,698,507
Equity securities	8,000	—	—	8,000
Other securities	50,000	—	—	50,000

	$109,937,445	$165,256	$(1,382,210)	$108,720,491

F14

Rurban Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2005 and 2004
The amortized cost and fair value of securities available for sale at December 31, 2005, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale
	Amortized	Fair
	Cost	Value

Within one year	$8,510,593	$8,510,562
One to five years	16,621,488	16,466,355
Five to ten years	66,773,830	65,606,804
After ten years	13,362,223	13,086,721

	105,268,134	103,670,442

Mortgage-backed securities and equity securities	36,594,077	35,682,887

Totals	$141,862,211	$139,353,329

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was $80,968,923 at December 31, 2005, and $79,517,341 at December 31, 2004.
Gross gains of $34,050, $251,846 and $42,051 and gross losses of $8,750, $10,838 and $18,419 resulting from sales of available-for-sale securities were realized for 2005, 2004 and 2003, respectively. The tax expense for net security gains for 2005, 2004 and 2003 was $9,000, $82,000 and $8,000, respectively.
Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments at December 31, 2005, was $117,021,071, which is approximately 84% of the Company’s available-for-sale investment portfolio. These declines primarily resulted from recent increases in market interest rates.
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

F15

Rurban Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2005 and 2004
Securities with unrealized losses at December 31, 2005 are as follows:

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Available-for-Sale Securities :
U.S. Treasury and government agencies	$24,755,316	$(313,414)	$46,397,390	$(1,049,665)	$71,152,706	$(1,363,079)

Mortgage-backed securities	10,869,812	(197,459)	23,102,173	(723,514)	33,971,985	(920,973)

State and political subdivisions	10,124,496	(215,897)	1,771,884	(39,104)	11,896,380	(255,001)

	$45,749,624	$(726,770)	$71,271,447	$(1,812,283)	$117,021,071	$(2,539,053)

Securities with unrealized losses at December 31, 2004 are as follows:

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Available-for-Sale Securities:
U.S. Treasury and government agencies	$56,657,342	$(838,900)	$—	$—	$56,657,342	$(838,900)

Mortgage-backed securities	22,520,674	(239,195)	11,950,258	(213,225)	34,470,932	(452,420)

State and political subdivisions	1,963,998	(90,890)	—	—	1,963,998	(90,890)

	$81,142,014	$(1,168,985)	$11,950,258	$(213,225)	$93,092,272	$(1,382,210)

F16

Rurban Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2005 and 2004
Note 4: Loans and Allowance for Loan Losses
     Categories of loans at December 31 include:

	2005	2004

Commercial	$79,359,126	$58,498,557
Commercial real estate	68,071,738	64,107,549
Agricultural	40,236,664	41,239,895
Residential real estate	89,086,024	63,828,237
Consumer	48,876,788	31,948,581
Leasing	1,661,126	5,127,639

Total loans	327,291,466	264,750,458

Less
Net deferred loan fees, premiums and discounts	(243,237)	(269,669)

Loans, net of unearned income	$327,048,229	$264,480,789

Allowance for loan losses	$(4,699,827)	$(4,899,063)

     Activity in the allowance for loan losses was as follows:

	2005	2004	2003

Balance, beginning of year	$4,899,063	$10,181,135	$17,693,841
Balance, Exchange Bank	910,004	—	—
Provision (credit) charged (credited) to expense	583,402	(399,483)	1,202,000
Recoveries	1,716,815	2,106,470	3,139,534
Losses charged off	(3,409,457)	(6,989,059)	(11,854,240)

Balance, end of year	$4,699,827	$4,899,063	$10,181,135

F17

Rurban Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2005 and 2004
     Individual loans determined to be impaired were as follows:

	2005	2004	2003

Year-end impaired loans with no allowance for loan losses allocated	$1,676,128	$975,000	$153,000
Year-end loans with allowance for loan losses allocated	4,460,129	10,411,000	19,685,000

Total impaired loans	$6,136,257	$11,386,000	$19,838,000

Amount of allowance allocated	$1,992,807	$1,265,000	$5,651,000

Average of impaired loans during the year	$10,036,150	$14,313,000	$18,633,000

Interest income recognized during impairment	$223,782	$433,242	$1,186,762

Cash-basis interest income recognized	$232,008	$455,872	$153,000
At December 31, 2005, 2004, and 2003 accruing loans delinquent 90 days or more totaled $5,200, $11,000, and $0, respectively. Non-accruing loans at December 31, 2005, 2004, and 2003 were $6,270,000, $13,384,000, and $18,352,000, respectively.
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

F18

Rurban Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2005 and 2004
Note 6: Premises and Equipment
     Major classifications of premises and equipment stated at cost, were as follows at December 31:

	2005	2004

Land	$1,558,946	$684,825
Buildings and improvements	11,145,608	5,260,531
Equipment	11,367,868	8,599,360

	24,072,422	14,544,716
Less accumulated depreciation	(10,725,790)	(6,804,274)

Net premises and equipment	$13,346,632	$7,740,442

Note 7: Goodwill
     The changes in the carrying amount of goodwill for the years ended December 31, 2005, 2004 and 2003 were:

	2005	2004	2003

Balance as of January 1	$2,144,304	$2,144,304	$2,323,643
Goodwill acquired during the year-Lima	3,947,768	—	—
Goodwill acquired during the year-Exchange	2,825,301	—	—
Goodwill written off related to sales of branches	—	—	(179,339)

Balance as of December 31	$8,917,373	$2,144,304	$2,144,304

     All goodwill is allocated to the banking segment of the business.

F19

Rurban Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2005 and 2004
Note 8: Other Intangible Assets
The carrying basis and accumulated amortization of recognized intangible assets at December 31, 2005 and 2004, were:

	2005		2004
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Core deposits	$708,435	$(385,643)	$708,435	$(313,668)
Lima core deposits	752,574	(47,036)	—	—
Exchange core deposits	2,578,606	—	—	—
Purchased software	8,531,302	(4,614,389)	7,984,840	(3,420,366)
Other	200,627	(65,230)	200,627	(52,416)

	$12,771,544	$(5,112,298)	$8,893,902	$(3,786,450)

Amortization expense for core deposits and other for the years ended December 31, 2005, 2004 and 2003, was $131,825, $102,009 and $125,790, respectively. Amortization expense for purchased software for the years ended December 31, 2005, 2004 and 2003 was $1,234,279, $1,036,796 and $850,754, respectively. Purchased software was reclassified in 2004 to intangible assets. Estimated amortization expense for each of the following five years is:

	Core Deposits	Purchased
	And Other	Software

2006	468,188	1,184,240
2007	456,806	985,017
2008	447,366	818,025
2009	439,773	542,949
2010	434,320	129,770

F20

Rurban Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2005 and 2004
Note 9: Interest-Bearing Deposits
Interest-bearing deposits in denominations of $100,000 or more were $59,267,000 on December 31, 2005, and $44,713,000 on December 31, 2004. Certificates of deposit obtained from brokers totaled approximately $3,933,000 and $11,388,000 at December 31, 2005 and 2004, respectively.
At December 31, 2005, the scheduled maturities of time deposits were as follows:

2006	138,786,242
2007	52,788,505
2008	11,139,954
2009	3,133,428
2010	1,865,142
Thereafter	844,775

$208,558,046

Of the $3.9 million in brokered deposits held at State Bank at December 31, 2005, $3.6 million mature within the next year.
Note 10: Short-Term Borrowings

	2005	2004

Federal funds purchased	$4,600,000	$7,500,000
Securities sold under repurchase agreements	6,080,420	4,059,151

Total short-term borrowings	$10,680,420	$11,559,151

Securities sold under agreements to repurchase consist of obligations of the Company to other parties and are used by the Company to facilitate cash management transactions with commercial customers. The obligations are secured by agency securities and such collateral is held by The Federal Home Loan Bank. The maximum amount of outstanding agreements at any month end during 2005 and 2004 totaled $6,600,000 and $5,014,000, respectively, and the monthly average of such agreements totaled $5,182,000 and $3,853,000, respectively. The agreements at December 31, 2005 and 2004, mature within one month.
At December 31, 2005, the Company had $20.9 million in federal funds lines, of which, $4.6 million was drawn on. At December 31, 2004, The Company had $18.0 in federal funds lines, of which, $7.5 million was drawn on.

F21

Rurban Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2005 and 2004
Note 11: Notes Payable
     Notes payable at December 31, include:

	2005	2004

Note payable in the amount of $9,000,000, secured by the common stock of RDSI and substantially all assets of RFCBC, principal payments of $300,000 quarterly together with interest at prime plus 2.5% (paid in 2005)	$—	$2,000,000
Note payable in the amount of $28,626, secured by a vehicle owned by State Bank, monthly payments of $795, together with interest at a fixed rate of 1.90%, maturing January 5, 2008.	19,879	—
Note payable in the amount of $319,863, secured by equipment of RDSI, monthly payments of $6,272 together with interest at a fixed rate of 6.5%, maturing September 14, 2009	48,837	306,002
Note payable in the amount of $1,708,711, of which, 47.328% was sold to Farmers and Merchants Bank, secured by equipment and disk systems of RDSI, monthly payments of $33,504 together with interest at a fixed rate of 6.5%, maturing September 14, 2009	629,856	773,654
Revolving Demand Note payable in the amount of $250,000, unsecured and assumed from Exchange Bancshares, monthly payments of interest at prime plus 0%, maturing April 30, 2006 (paid off in January 2006)	240,000	—

	$938,572	$3,079,656

F22

Rurban Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2005 and 2004
     Aggregate annual maturities of notes payable at December 31, 2005, are:

Debt
2006	451,681
2007	173,257
2008	175,577
2009	138,057
2010	—

$938,572

Note 12: Federal Home Loan Bank Advances
The Federal Home Loan Bank advances were secured by mortgage loans and investment securities totaling $92,319,715 at December 31, 2005. Advances, at interest rates from 2.84 to 6.25 percent, are subject to restrictions or penalties in the event of prepayment.
Aggregate annual maturities of Federal Home Loan Bank advances at December 31, 2005, are:

Debt
2006	16,500,000
2007	—
2008	5,000,000
2009	1,000,000
2010	4,000,000
Thereafter	19,000,000

$45,500,000

F23

Rurban Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2005 and 2004
Note 13: Trust Preferred Securities
On September 15, 2005, RST II, a wholly owned subsidiary of the Company, closed a pooled private offering of 10,000 Capital Securities with a liquidation amount of $1,000 per security. The proceeds of the offering were loaned to the Company in exchange for junior subordinated debentures with terms similar to the Capital Securities. The sole assets of RST II are the junior subordinated debentures of the Company and payments thereunder. The junior subordinated debentures and the back-up obligations, in the aggregate, constitute a full and unconditional guarantee by the Company of the obligations of RST II under the Capital Securities. Distributions on the Capital Securities are payable quarterly at the rate of 5.89% and are included in interest expense in the consolidated financial statements. The interest rate changes quarterly and is based on the 3-Month LIBOR. These securities are considered Tier 1 capital (with certain limitations applicable) under current regulatory guidelines. As of December 31, 2005, the outstanding principal balance of the Capital Securities was $10,000,000.
On September 7, 2000, RST I, a wholly owned subsidiary of the Company, closed a pooled private offering of 10,000 Capital Securities with a liquidation amount of $1,000 per security. The proceeds of the offering were loaned to the Company in exchange for junior subordinated debentures with terms similar to the Capital Securities. The sole assets of RST I are the junior subordinated debentures of the Company and payments thereunder. The junior subordinated debentures and the back-up obligations, in the aggregate, constitute a full and unconditional guarantee by the Company of the obligations of RST I under the Capital Securities. Distributions on the Capital Securities are payable semi-annually at the annual rate of 10.6% and are included in interest expense in the consolidated financial statements. These securities are considered Tier 1 capital (with certain limitations applicable) under current regulatory guidelines. As of December 31, 2004 and 2003, the outstanding principal balance of the Capital Securities was $10,000,000
The junior subordinated debentures are subject to mandatory redemption, in whole or in part, upon repayment of the Capital Securities at maturity or their earlier redemption at the liquidation amount. Subject to the Company having received prior approval of the Federal Reserve, if then required, the Capital Securities are redeemable prior to the maturity date of September 7, 2030, at the option of the Company; on or after September 7, 2020 at par; or on or after September 7, 2010 at a premium, or upon occurrence of specific events defined within the trust indenture. The Company has the option to defer distributions on the junior subordinated debentures from time to time for a period not to exceed 10 consecutive semi-annual periods.
The Company elected to defer the semi-annual distributions that would have been due on March 7, 2003, September 7, 2003 and March 7, 2004. On September 3, 2004, the Company received permission from the Federal Reserve Bank and the Ohio Department of Financial Institutions to pay the previously accrued and deferred trust preferred interest on the Company’s junior subordinated debentures to the Trustee, and the Company subsequently paid such accrued and deferred trust preferred interest on September 7, 2004 in the amount of $2.2 million.

F24

Rurban Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2005 and 2004
Note 14: Income Taxes
     The provision for income taxes includes these components:

	For The Year Ended December 31,
	2005	2004	2003

Taxes currently payable (refundable)	$(302,984)	$(2,235,862)	$3,220,142
Deferred income taxes	384,337	3,344,719	3,083,200

Income tax expense	$81,353	$1,108,857	$6,303,342

A reconciliation of income tax expense at the statutory rate to the Company’s actual income tax expense is shown below:

	For The Year Ended December 31,
	2005	2004	2003

Computed at the statutory rate (34%)	$256,511	$1,306,670	$6,326,915
Increase (decrease) resulting from
Tax exempt interest	(103,015)	(72,091)	(78,962)
Nondeductible expenses and other	(72,143)	(125,722)	55,389

Actual tax expense	$81,353	$1,108,857	$6,303,342

F25

Rurban Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2005 and 2004
The tax effects of temporary differences related to deferred taxes shown on the balance sheets are:

	At December 31,
	2005	2004

Deferred tax assets
Allowance for loan losses	$1,438,141	$1,313,891
Accrued compensation and benefits	363,428	388,745
Net deferred loan fees	91,756	91,688
Unrealized losses on available-for-sale securities	852,695	413,756
Purchase accounting adjustments	212,434	—
NOL carry over	531,704	—
Other	67,647	29,971

	3,557,805	2,238,051

Deferred tax liabilities
Depreciation	(1,677,950)	(1,742,905)
Mortgage servicing rights	(51,222)	(51,222)
Mark to market adjustment	(852,695)	(413,756)
Purchase accounting adjustments	(1,553,898)	(97,190)
Prepaids	(147,841)	(192,113)
FHLB stock dividends	(362,576)	(263,976)
Other	(51,624)	—

	(4,697,806)	(2,761,162)

Net deferred tax liability	$(1,140,001)	$(523,111)

     The NOL carry over begins to expire in 2024.
Note 15: Other Comprehensive Loss
     Other comprehensive loss components and related taxes are as follows:

	For The Year Ended December 31,
	2005	2004	2003

Unrealized gains (losses) on securities available for sale	$(1,266,627)	$(1,280,615)	$(679,139)
Reclassification for realized amount included in income	(25,300)	(241,008)	(23,632)

Other comprehensive income (loss), before tax effect	(1,291,927)	(1,521,623)	(702,771)
Tax benefit	(439,254)	(517,352)	(238,942)

Other comprehensive loss	$(852,673)	$(1,004,271)	$(463,829)

F26

Rurban Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2005 and 2004
Note 16: Regulatory Matters
The Company, State Bank and Exchange Bank are subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company, State Bank and Exchange Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.
Quantitative measures established by regulation to ensure capital adequacy require the Company, State Bank and Exchange Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2005, that the Company, State Bank and Exchange Bank meet all capital adequacy requirements to which they are subject.
As of December 31, 2005, the most recent notification to the regulators categorized the State Bank and Exchange Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, State Bank and Exchange Bank must maintain capital ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed State Bank’s status as well-capitalized.

F27

Rurban Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2005 and 2004
The Company, State Bank and Exchange Bank’s actual capital amounts (in millions) and ratios are also presented in the following table.

					To Be Well Capitalized
			For Capital Adequacy		Under Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount		Ratio

As of December 31, 2005
Total Capital (to Risk-Weighted Assets)
Consolidated	$67.8	19.3%	$28.1	8.0%	$		N/A
State Bank	36.6	13.0	22.6	8.0		28.2	10.0%
Exchange Bank	7.5	13.8	4.4	8.0		5.5	10.0

Tier I Capital (to Risk-Weighted Assets)
Consolidated	62.1	17.7	14.0	4.0			N/A
State Bank	33.5	11.9	11.3	4.0		16.9	6.0
Exchange Bank	6.9	12.6	2.2	4.0		3.3	6.0

Tier I Capital (to Average Assets)
Consolidated	62.1	14.4	17.2	4.0			N/A
State Bank	33.5	8.0	16.7	4.0		20.8	5.0
Exchange Bank	6.9	8.5	3.2	4.0		4.1	5.0

As of December 31, 2004
Total Capital (to Risk-Weighted Assets)
Consolidated	$61.9	22.0%	$22.5	8.0%		$—	N/A
State Bank	39.4	15.3	20.7	8.0		25.8	10.0%

Tier I Capital (to Risk-Weighted Assets)
Consolidated	58.4	20.7	11.3	4.0		—	N/A
State Bank	36.3	14.0	10.3	4.0		15.5	6.0

Tier I Capital (to Average Assets)
Consolidated	58.4	14.2	16.5	4.0		—	N/A
State Bank	36.3	9.3	15.6	4.0		19.5	5.0
On July 9, 2002, the Company and State Bank announced they entered into a Written Agreement (Agreement) with the Federal Reserve Bank of Cleveland and the Ohio Division of Financial Institutions on July 5, 2002. The Agreement was the result of an examination of State Bank as of December 31, 2001, which was conducted in March and April 2002.

F28

Rurban Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2005 and 2004
On February 18, 2005, the Company received notice from the Federal Reserve Bank of Cleveland and the Ohio Division of Financial Institutions that approval was given effective as of February 17, 2005 for release of the Written Agreement entered into on July 5, 2002.
The Company is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval. At December 31, 2005, approximately $14.8 million of retained earnings were available for dividend declaration without regulatory approval.
Note 17: Related Party Transactions
Certain directors, executive officers and principal shareholders of the Company, including associates of such persons, are loan customers. A summary of the related party loan activity, for loans aggregating $60,000 or more to any one related party, follows for the years ended December 31, 2005 and 2004:

	2005	2004

Balance, January 1	$3,959,000	$2,065,000
New loans	5,915,000	7,277,000
Repayments	(5,206,000)	(7,205,000)
Other changes	(2,274,000)	1,822,000

Balance, December 31	$2,394,000	$3,959,000

In management’s opinion, such loans and other extensions of credit and deposits were made in the ordinary course of business and were made on substantially the same terms (including interest rates and collateral) as those prevailing at the time for comparable transactions with other persons. Further, in management’s opinion, these loans did not involve more than normal risk of collectibility or present other unfavorable features.
Deposits from related parties held by the State Bank at December 31, 2005 and 2004 totaled $1,076,000 and $1,539,000, respectively.
Note 18: Employee Benefits
The Company has retirement savings 401(k) plans covering substantially all employees. Employees contributing up to 6% of their compensation receive a Company match of 50% of the employee’s contribution. Employee contributions are vested immediately and the Company’s matching contributions are fully vested after three years. Employer contributions charged to expense for 2005, 2004 and 2003 were $257,600, $238,000 and $258,000, respectively.

F29

Rurban Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2005 and 2004
Also, the Company has deferred compensation agreements with certain active and retired officers. The agreements provide monthly payments for up to 15 years that equal 15% to 25% of average compensation prior to retirement or death. The charge to expense for the current agreements was $240,000, $319,000 and $145,000 for 2005, 2004 and 2003, respectively. In 2005, previously accrued benefits under the agreements in the amount of $346,000 were reversed and credited to expense as a result of termination of certain officers. Such charges reflect the straight-line accrual over the period until full eligibility of the present value of benefits due each participant on the full eligibility date, using a 6% discount factor.
Life insurance plans are provided for certain executive officers on a split-dollar basis. The Company is the owner of the split-dollar policies. The officers are entitled to a sum equal to two times either the employee’s annual salary at death, if actively employed, or final annual salary, if retired, less $50,000, not to exceed the employee’s portion of the death benefit. The Company is entitled to the portion of the death proceeds which equates to the cash surrender value less any loans on the policy and unpaid interest or cash withdrawals previously incurred by the Company. The employees have the right to designate a beneficiary(s) to receive their share of the proceeds payable upon death. The cash surrender value of these life insurance policies and life insurance policies related to the Company’s supplemental retirement plan totaled approximately $1,919,253 at December 31, 2005 and $1,861,391 less policy loans of $1,014,523 at December 31, 2004. The policy loans of $1,014,523 were paid off in November 2005.
Additional life insurance is provided to certain officers through a bank-owned life insurance policy (“BOLI”). By way of a separate split-dollar agreement, the policy interests are divided between the bank and the insured’s beneficiary. The bank owns the policy cash value and a portion of the policy net death benefit, over and above the cash value assigned to the insured’s beneficiary. The cash surrender value of these life insurance policies totaled approximately $8,524,234 at December 31, 2005 and $8,299,948 at December 31, 2004.
The Company has a noncontributory employee stock ownership plan (“ESOP”) covering substantially all employees of the Company and its subsidiaries. Voluntary contributions are made by the Company to the plan. Each eligible employee is vested based upon years of service, including prior years of service. The Company’s contributions to the account of each employee become fully vested after three years of service.
Compensation expense is recorded equal to the fair market value of the stock when contributions, which are determined annually by the Board of Directors of the Company, are made to the ESOP. Allocated shares in the ESOP for each of the three years ended December 31, 2005, 2004 and 2003, were 556,607, 580,740 and 664,086, respectively. All shares were allocated in 2005 and 2004. In 2003, the Company had unearned shares of 16,308 with a fair value of $225,866.
Dividends on allocated shares are recorded as dividends and charged to retained earnings. Compensation expense is recorded equal to the fair market value of the stock when contributions, which are determined annually by the Board of Directors of the Company, are made to the ESOP.
ESOP expense for the years ended December 31, 2005, 2004 and 2003 was $445,000, $430,000 and $440,000, respectively.

F30

Rurban Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2005 and 2004
Note 19: Stock Option Plan
The Company maintains the Rurban Financial Corp. Stock Option Plan under which the Company may grant options that vest over five years to selected employees for up to 441,000 shares of common stock. The exercise price of each option is equal the fair value of the Company’s stock on the date of grant. An option’s maximum term is ten years.
A summary of the status of the plan at December 31, 2005, 2004 and 2003, and changes during the years then ended is presented below:

	2005		2004		2003
	Shares	Weighted-	Shares	Weighted-	Shares	Weighted-
	Subject to	Average	Subject to	Average	Subject to	Average
	Outstanding	Exercise	Outstanding	Exercise	Outstanding	Exercise
	Awards	Price	Awards	Price	Awards	Price

Outstanding beginning of year	339,227	$13.46	183,584	$13.07	241,289	$13.02
Granted	54,000	13.48	177,000	13.85	—
Exercised	(2,929)	12.49	(2,509)	11.77	(158)	11.07
Forfeited	(32,411)	13.81	(18,848)	13.52	(57,547)	12.89

Outstanding, end of year	357,886	13.44	339,227	13.46	183,584	13.07

Options exercisable, end of year	337,886	13.50	192,140	13.29	168,901	13.17

The fair value of options granted is estimated on the date of the grant using an option-pricing model with the following weighted-average assumptions:

	2005 (1)	2004

Dividend yields	0.00% - 1.53%	0.00%
Volatility factors of expected market price of common stock	23.74% -27.73%	24.52%
Risk-free interest rates	4.46% - 4.52%	1.24%
Expected life of options	10 years	10 years
Weighted-average fair value of options granted during the year	$4.03 – $6.97	$4.79

(1)	There were two grants in 2005; March 16, 2005 and December 21, 2005.

F31

Rurban Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2005 and 2004
     The following table summarizes information about stock options under the plan outstanding at December 31, 2005:

Options Outstanding				Options Exercisable
		Weighted-Average
Range of Exercise	Number	Remaining	Weighted-Average	Number	Weighted-Average
Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price

$ 9.90 to $12.87	142,822	3.68 years	$12.24	127,822	$12.30
$13.30 to $14.15	189,024	8.26 years	$13.88	184,024	$13.88
$15.20 to $16.78	26,040	3.03 years	$16.76	26,040	$16.76
Note 20: Earnings Per Share
     Earnings per share (EPS) is computed as follows:

	Year Ended December 31, 2005
		Weighted-
		Average	Per Share
	Income	Shares	Amount

Basic earnings per share
Net income available to common shareholders	$673,091	4,571,348	$0.15

Effect of dilutive securities
Stock options	—	13,058

Diluted earnings per share
Income available to common shareholders and assumed conversions	$673,091	4,584,406	$0.15

Options to purchase 215,066 common shares at $13.30 to $16.78 per share were outstanding at December 31, 2005, but were not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares.

F32

Rurban Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2005 and 2004

	Year Ended December 31, 2004
		Weighted-
		Average	Per Share
	Income	Shares	Amount

Basic earnings per share
Net income available to common shareholders	$2,734,292	4,559,459	$0.60

Effect of dilutive securities
Stock options	—	12,680

Diluted earnings per share
Income available to common shareholders and assumed conversions	$2,734,292	4,572,139	$0.60

Options to purchase 197,558 common shares at $13.85 to $16.78 per share were outstanding at December 31, 2004, but were not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares.

	Year Ended December 31, 2003
		Weighted-
		Average	Per Share
	Income	Shares	Amount

Basic earnings per share
Net income available to common shareholders	$12,305,232	4,545,320	$2.71

Effect of dilutive securities
Stock options	—	6,829

Diluted earnings per share
Income available to common shareholders and assumed conversions	$12,305,232	4,552,149	$2.70

Options to purchase 29,778 common shares at $15.20 to $16.78 per share were outstanding at December 31, 2003, but were not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares.

F33

Rurban Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2005 and 2004
Note 21: Leases
The Company’s subsidiary, RDSI, has several noncancellable operating leases for business use, that expire over the next ten years. These leases generally contain renewal options for periods of five years and require the lessee to pay all executory costs such as taxes, maintenance and insurance. Aggregate rental expense for these leases was $249,504, $126,600 and $99,600 for the years ended December 31, 2005, 2004 and 2003, respectively.
Future minimum lease payments under operating leases are:

2006	$261,600
2007	261,600
2008	261,600
2009	261,600
2010	261,600
Thereafter	732,696

Total minimum lease payments	$2,040,696

F34

Rurban Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2005 and 2004
Note 22: Disclosures about Fair Value of Financial Instruments
The following table presents estimated fair values of the Company’s financial instruments. The fair values of certain of these instruments were calculated by discounting expected cash flows, which involves significant judgments by management and uncertainties. Fair value is the estimated amount at which financial assets or liabilities could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Because no market exists for certain of these financial instruments and because management does not intend to sell these financial instruments, the Company does not know whether the fair values shown below represent values at which the respective financial instruments could be sold individually or in the aggregate.

	December 31, 2005		December 31, 2004
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Financial assets
Cash and cash equivalents	$12,650,839	$12,651,000	$10,617,766	$10,618,000
Interest-bearing deposits	150,000	150,000	150,000	150,000
Available-for-sale securities	139,353,329	139,353,000	108,720,491	108,720,000
Loans including loans held for sale, net	322,572,403	320,313,000	259,694,626	259,181,000
Stock in FRB and FHLB	3,607,500	3,608,000	2,793,000	2,793,000
Accrued interest receivable	3,010,355	3,010,000	1,984,452	1,984,000
Financial liabilities
Deposits	$384,837,912	$383,785,000	$279,624,314	$277,854,000
Securities sold under agreements to repurchase	6,080,420	6,080,000	4,059,151	4,059,000
Federal funds purchased	4,600,000	4,600,000	7,500,000	7,500,000
Note payable	938,572	939,000	3,079,656	3,080,000
FHLB advances	45,500,000	46,046,000	56,000,000	58,231,000
Trust preferred securities	20,620,000	20,537,000	10,310,000	11,298,000
Accrued interest payable	1,373,044	1,373,000	994,114	994,000
For purposes of the above disclosures of estimated fair value, the following assumptions were used as of December 31, 2005 and 2004. The estimated fair value for cash and cash equivalents, interest-bearing deposits, FRB and FHLB stock, accrued interest receivable, demand deposits, savings accounts, interest checking accounts, certain money market deposits, short-term borrowings and interest payable is considered to approximate cost. The estimated fair value for securities is based on quoted market values for the individual securities or for equivalent securities. The estimated fair value for loans receivable, including loans held for sale, net, is based on estimates of the rate State Bank would charge for similar loans at December 31, 2005 and 2004 applied for the time period until the loans are assumed to reprice or be paid. The estimated fair value for fixed-maturity time deposits as well as borrowings is based on estimates of the rate State Bank would pay on such liabilities at December 31, 2005 and 2004, applied for the time period

F35

Rurban Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2005 and 2004
until maturity. The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. The estimated fair value for other financial instruments and off-balance sheet loan commitments approximate cost at December 31, 2005 and 2004 and are not considered significant to this presentation.
Note 23: Commitments and Credit Risk
State Bank and Exchange grants commercial, agribusiness, consumer and residential loans to customers throughout the state. Although State Bank and Exchange have a diversified loan portfolio, agricultural loans comprised approximately 13% and 16% of the portfolio as of December 31, 2005 and 2004, respectively.
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since a portion of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Each customer’s creditworthiness is evaluated on a case-by-case basis. The amount of collateral obtained, if deemed necessary, is based on management’s credit evaluation of the customer. Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, commercial real estate and residential real estate.
Letters of credit are conditional commitments issued by State Bank and Exchange to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.
Lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Lines of credit generally have fixed expiration dates. Since a portion of the line may expire without being drawn upon, the total unused lines do not necessarily represent future cash requirements. Each customer’s creditworthiness is evaluated on a case-by-case basis. The amount of collateral obtained, if deemed necessary, is based on management’s credit evaluation of the customer. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, commercial real estate and residential real estate. Management uses the same credit policies in granting lines of credit as it does for on-balance-sheet instruments.

	2005	2004

Loan commitments and unused lines of credit	$69,584,000	$49,242,000
Standby letters of credit	—	—
Commercial letters of credit	657,000	392,000

	$70,241,000	$49,634,000

And from time to time certain due from bank accounts are in excess of federally insured limits.

F36

Rurban Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2005 and 2004
There are various contingent liabilities that are not reflected in the consolidated financial statements, including claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material effect on the Company’s consolidated financial condition or results of operations.
Salary continuation agreements with certain executive officers contain provisions regarding certain events leading to separation from the Company, before the executive officer’s normal retirement date, which could result in cash payments in excess of amounts accrued.
The Company’s loan workout subsidiary, RFCBC, sold approximately $8.4 million of troubled loans in December 2005. These loans were sold with recourse expiring 60 days after the closing date or February 10, 2006.
Note 24: Future Change in Accounting Principle
The Financial Accounting Standards Board recently issued Statement No. 123(R) “Share-Based Payment,” which requires the compensation cost relating to share-based payment transactions be recognized in financial statements. The Company expects to first apply the new statement during its first quarter ending in 2006. The Company has determined to use the modified prospective method and no material impact is expected.

F37

Rurban Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2005 and 2004
Note 25: Condensed Financial Information (Parent Company Only)
Presented below is condensed financial information as to financial position, results of operations and cash flows of the Company:
Condensed Balance Sheets

	2005	2004

Assets
Cash and cash equivalents	$15,590,954	$326,775
Investment in common stock of banking subsidiaries	58,870,748	53,846,585
Investment in nonbanking subsidiaries	6,277,462	5,776,392
Other assets	2,529,825	1,500,072

Total assets	$83,268,989	$61,449,824

Liabilities
Trust preferred securities	$20,000,000	$10,000,000
Notes payable	240,000	—
Borrowings from nonbanking subsidiaries	620,000	310,000
Other liabilities	7,958,341	834,029

Total liabilities	28,818,341	11,144,029

Stockholders’ Equity	54,450,648	50,305,795

Total liabilities and stockholders’ equity	$83,268,989	$61,449,824

F38

Rurban Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2005 and 2004
Condensed Statements of Income

	2005	2004	2003

Income

Interest income	$2,126	$1,875	$2,014
Dividends from subsidiaries
Banking subsidiaries	7,153,134	2,185,720	5,169,456
Nonbanking subsidiaries	1,513,000	995,043	1,150,000

Total	8,666,134	3,180,763	6,319,456
Other income	1,091,721	1,128,316	2,496,981

Total income	9,759,981	4,310,954	8,818,451

Expenses

Interest expense	1,364,168	1,155,729	1,263,741
Other expenses	2,514,712	2,206,457	3,176,605

Total expenses	3,878,880	3,362,186	4,440,346

Income Before Income Tax and Equity in Undistributed Income of Subsidiaries	5,881,101	948,768	4,378,105

Income Tax Benefit	(946,911)	(757,526)	(660,060)

Income Before Equity in Undistributed Income of Subsidiaries	6,828,012	1,706,294	5,038,165

Equity in Undistributed (Excess Distributed) Income of Subsidiaries
Banking subsidiaries	(6,383,468)	131,679	6,901,065
Nonbanking subsidiaries	228,547	896,319	366,002

Total	(6,154,921)	1,027,998	7,267,067

Net Income	$673,091	$2,734,292	$12,305,232

F39

Rurban Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2005 and 2004
Condensed Statements of Cash Flows

	2005	2004	2003

Operating Activities
Net income	$673,091	$2,734,292	$12,305,232
Items not requiring (providing) cash
Equity in (undistributed) excess distributed net income of subsidiaries	6,192,398	(1,027,998)	(7,267,067)
Other assets	(15,230)	(1,059,391)	220,878
Other liabilities	629,444	(1,049,450)	1,283,113

Net cash provided by (used in) operating activities	7,479,703	(402,547)	6,542,156

Investing Activities
Investment in RST II	(310,000)	—	—
Repayment of note payable	—	—	(6,000,000)
Repayment of policy loan	(1,014,523)
Proceeds from liabilities assumed in business acquisition	3,029	—	—

Net cash provided by (used in) investing activities	(1,321,494)	—	(6,000,000)

Financing Activities
Cash dividends paid	(914,010)	—	—
Payment of registration costs and other acquisition costs	(326,615)	—	—
Proceeds from subordinated debenture	10,310,000	—	—
Proceeds from exercise of stock options	36,595	29,525	1,749

Net cash provided by (used in) financing activities	9,105,970	29,525	1,749

Net Change in Cash and Cash Equivalents	15,264,179	(373,022)	543,905

Cash and Cash Equivalents at Beginning of Year	326,775	699,797	155,892

Cash and Cash Equivalents at End of Year	$15,590,954	$326,775	$699,797

Supplemental cash flow information:
Common stock and payable issued for net assets in acquisition	$11,826,130

F40

Rurban Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2005 and 2004
Note 26: Segment Information
The reportable segments are determined by the products and services offered, primarily distinguished between banking and data processing operations. Loans, investments, deposits and financial services provide the revenues in the banking segment and include the accounts of State Bank, Exchange Bank, and RFCBC. Service fees provide the revenues in the data processing operation and include the accounts of RDSI. Other segments include the accounts of the Company, Rurban Financial Corp., which provides management services to its subsidiaries and RFS, which provides trust and financial services to customers nationwide.
The accounting policies used are the same as those described in the summary of significant accounting policies. Segment performance is evaluated using net interest income, other revenue, operating expense and net income. Goodwill is allocated. Income taxes and indirect expenses are allocated on revenue. Transactions among segments are made at fair value. The Company allocates certain expenses to other segments. Information reported internally for performance assessment follows.

		Data		Total	Intersegment	Consolidated
2005	Banking	Processing	Other	Segments	Elimination	Totals

Income Statement Information:
Net interest income (expense)	$13,607,036	$(234,741)	$(1,318,711)	$12,053,584	$—	$12,053,584
Other revenue-external customers	2,422,644	11,841,765	3,207,051	17,471,460	—	17,471,460
Other revenue-other segments	—	1,354,001	1,739,287	3,093,288	(3,093,288)	—

Net interest income and other revenue	16,029,680	12,961,025	3,627,627	32,618,332	(3,093,288)	29,525,044
Noninterest expense	16,319,085	10,297,698	4,663,703	31,280,486	(3,093,288)	28,187,198
Significant noncash items:
Depreciation and amortization	668,288	2,287,592	124,784	3,080,664	—	3,080,664
Provision for loan losses	583,402	—	—	583,402	—	583,402
Income tax expense	(245,779)	945,869	(618,737)	81,353	—	81,353
Segment profit	132,621	1,717,458	(1,176,988)	673,091	—	673,091
Balance sheet information:
Total assets	520,581,903	10,204,699	20,931,806	551,718,408	(21,176,132)	530,542,276
Goodwill and intangibles	12,659,706	—	—	12,659,706	—	12,659,706
Premises and equipment expenditures	662,245	2,252,592	183,697	3,098,534	—	3,098,534

F41

Rurban Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2005 and 2004

		Data		Total	Intersegment	Consolidated
2004	Banking	Processing	Other	Segments	Elimination	Totals

Income Statement Information:
Net interest income (expense)	$13,427,694	$(217,829)	$(1,120,559)	$12,089,306	$(11,940)	$12,077,366
Other revenue-external customers	3,169,122	10,478,245	3,031,324	16,678,691	11,940	16,690,631
Other revenue-other segments	—	1,314,942	1,995,973	3,310,915	(3,310,915)	—

Net interest income and other revenue	16,596,816	11,575,358	3,906,738	32,078,912	(3,310,915)	28,767,997
Noninterest expense	15,258,307	8,965,124	4,441,815	28,635,246	(3,310,915)	25,324,331
Significant noncash items:
Depreciation and amortization	534,415	1,857,524	100,722	2,492,661	—	2,492,661
Provision for loan losses	(399,483)	—	—	(399,483)	—	(399,483)
Income tax expense	919,192	688,498	(498,833)	1,108,857	—	1,108,857
Segment profit	1,742,705	1,921,737	(930,150)	2,734,292	—	2,734,292

Balance sheet information:
Total assets	407,831,742	10,974,521	4,030,214	422,836,477	(7,487,731)	415,348,746
Goodwill and intangibles	2,687,282	—	—	2,687,282	—	2,687,282
Premises and equipment expenditures	415,402	3,098,388	138,288	3,652,078	—	3,652,078

		Data		Total	Intersegment	Consolidated
2003	Banking	Processing	Other	Segments	Elimination	Totals

Income Statement Information:
Net interest income (expense)	$15,293,092	$(286,906)	$(1,204,633)	$13,801,553	$—	$13,801,553
Other revenue-external customers	23,047,951	8,971,632	2,667,773	34,687,356	—	34,687,356
Other revenue-other segments	—	1,580,426	3,249,904	4,830,330	(4,830,330)	—

Net interest income and other revenue	38,341,043	10,265,152	4,713,044	53,319,239	(4,830,330)	48,488,909
Noninterest expense	20,308,343	7,986,031	5,214,291	33,508,665	(4,830,330)	28,678,335
Significant noncash items:
Depreciation and amortization	585,735	1,592,380	132,007	2,310,122	—	2,310,122
Provision for loan losses	1,202,000	—	—	1,202,000	—	1,202,000
Income tax expense	5,968,819	774,902	(440,379)	6,303,342	—	6,303,342
Segment profit	11,655,187	1,504,220	(854,175)	12,305,232	—	12,305,232

Balance sheet information:
Total assets	435,203,288	8,434,735	3,577,550	447,215,573	(11,903,701)	435,311,872
Goodwill and intangibles	2,789,291	—	—	2,789,291	—	2,789,291
Premises and equipment expenditures	529,051	2,252,992	69,865	2,851,908	—	2,851,908

F42

Rurban Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2005 and 2004
Note 27: Quarterly Financial Information (Unaudited)
The following tables summarize selected quarterly results of operations for 2005 and 2004.

December 31, 2005	March	June	September	December
Interest income	$5,044,213	$5,133,104	$5,429,354	$5,815,317
Interest expense	2,047,303	2,205,784	2,446,879	2,668,437
Net interest income	2,996,910	2,927,320	2,982,475	3,146,880
Provision for loan losses	0	352,000	(382,000)	613,402
Noninterest income	4,410,525	4,418,686	4,385,971	4,256,279
Noninterest expense	6,519,900	7,244,940	7,010,438	7,411,919
Income tax expense	249,070	(137,232)	247,824	(278,308)
Net income	638,465	(113,702)	492,184	(343,854)

Earnings per share
Basic	0.14	(0.02)	0.11	(0.08)
Diluted	0.14	(0.02)	0.11	(0.08)

Dividends per share	.05	.05	.05	.05

December 31, 2004	March	June	September	December
Interest income	$5,113,877	$4,849,118	$5,063,851	$5,000,994
Interest expense	2,129,697	1,939,239	1,909,352	1,972,186
Net interest income	2,984,180	2,909,879	3,154,499	3,028,808
Provision for loan losses	150,000	(340,000)	319,517	(529,000)
Noninterest income	4,335,014	4,082,884	4,080,007	4,192,724
Noninterest expense	6,289,199	6,564,712	5,910,528	6,559,892
Income tax expense	267,973	59,008	305,819	476,055
Net income	612,022	709,043	698,642	714,585

Earnings per share
Basic	0.13	0.16	0.15	0.16
Diluted	0.13	0.16	0.15	0.16

Dividends per share	—	—	—	—
During the fourth quarter of 2005, RFCBC completed a loan sale of approximately $8.4 million of problem loans. This resulted in write-downs and a pre-tax loss of approximately $1.45 million (including expenses incurred with the sale). Including additional adjustments taken to reserves, the net after-tax impact was a loss of approximately $745,000 taken in the fourth quarter of 2005.
During the second and fourth quarters of 2004 a reduction to the provisions for loan losses were recorded as a result from the continued improvement in credit quality.

F43

Rurban Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2005 and 2004
Note 28: Business Acquisitions
On June 17, 2005, the Company acquired certain assets and certain liabilities of two branches in Lima, Ohio from Liberty Savings Bank. The Company paid a net premium of approximately $4.7 million. As a result of this acquisition, the Company will have an opportunity to increase its loan and deposit base. The Company also expects to reduce costs through economies of scale.
The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of June 17, 2005.

Loans	$5,887,339
Core deposits	752,574
Goodwill	3,947,768
Accrued interest receivable	28,962
Premises and equipment	1,239,000

Total assets acquired	11,855,643

Deposits	60,383,141
Accrued interest payable	62,114
Other liabilities	46,432

Total liabilities assumed	60,491,687

Net liabilities assumed	$(48,636,044)

The difference between book value of assets acquired and liabilities assumed from Liberty Savings Bank was paid to the Company in cash, which was used to fund loan growth and purchase investment securities.
The only significant intangible asset acquired was the core deposit base, which has a useful life of approximately eight years and will be amortized using the straight-line method. The $3.9 million in goodwill was assigned entirely to the banking segment of the business and is expected to be deductible for tax purposes.
The operating information from the purchased branches was not available from the sellers and therefore, the proforma information is omitted.

F44

Rurban Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2005 and 2004
On December 31, 2005, the Company acquired Exchange Bancshares, Inc. (“Exchange”). Exchange was merged with and into the Company, with the Company being the surviving corporation of the merger. Exchange’s wholly-owned subsidiary, Exchange Bank, now operates as a separate subsidiary of the Company. As a result of this acquisition, the Company will have an opportunity to increase its loan and deposit base and reduce transaction costs. The Company also expects to reduce costs through economies of scale.
The Company paid approximately $12.0 million in cash and stock in the Exchange acquisition. The cash outlay for this acquisition was approximately $6.5 million or $22.00 per share for 50% of the outstanding shares of Exchange Bancshares as of December 31, 2005. Exchange had 586,644 shares outstanding as of December 31, 2005. The 456,116 shares of the Company stock issue for this acquisition was $5.5 million or $11.78 per share. The value of the 456,116 common shares was determined by the market price as of December 31, 2005.
The following table summarizes the estimated fair values of the assets and liabilities acquired as of December 31, 2005.

Cash and cash equivalents	$2,292,907
Investments	16,703,037
Loans	56,147,296
Core deposits	2,578,606
Goodwill	2,825,301
Premises and equipment	4,121,433
Other Assets	497,079

Total assets acquired	$85,165,659

Deposits	$68,132,043
Debt	3,740,000
Other liabilities	1,312,051

Total liabilities assumed	73,184,094

Net assets acquired	$11,981,565

The only significant intangible asset acquired was the core deposit base, which has a useful life of eight and one half years and will be amortized using the straight-line method. The $2.8 million of goodwill was assigned entirely to the banking segment of the business and is not expected to be deductible for tax purposes.

F45

Rurban Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2005 and 2004
The following proforma disclosures, including the effect of the purchase accounting, depict the results of operations as though the acquisition of Exchange had taken place at the beginning of each period.

	Year Ended December 31,
($ 000’s)	2005	2004	2003

Net interest income	$15,424	$15,572	$17,660
Net income	$(1,286)	$1,933	$12,240
Per share — combined:
Basic net income	$(0.26)	$0.39	$2.45
Diluted net income	$(0.26)	$0.38	$2.44

F46

RURBAN FINANCIAL CORP.
ANNUAL REPORT ON FORM 10-K
FOR FISCAL YEAR ENDED DECEMBER 31, 2005
INDEX TO EXHIBITS

Exhibit No.	Description	Location
2.1	Branch Purchase and Assumption Agreement dated as of March 15, 2005 between Liberty Savings Bank, FSB and State Bank and Trust Company	Incorporated herein by reference to Exhibit 2 to the Company’s Current Report on Form 8-K filed March 21, 2005 (File No. 0-13507).

2.2	Agreement and Plan of Merger, dated as of April 13, 2005, by and between Rurban Financial Corp. and Exchange Bancshares, Inc.	Incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed April 14, 2005 (File No. 0-13507).

3.1	Amended Articles of Registrant, as amended	Incorporated herein by reference to Exhibit 3(a)(i) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1989 (File No. 0-13507).

3.2	Certificate of Amendment to the Amended Articles of Rurban Financial Corp.	Incorporated herein by reference to Exhibit 3(b) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993 (File No. 0-13507).

3.3	Certificate of Amendment to the Amended Articles of Rurban Financial Corp.	Incorporated herein by reference to Exhibit 3(c) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 0-13507).

3.4	Amended and Restated Articles of Rurban Financial Corp. Note: filed for purposes of SEC reporting compliance only — this document has not been filed with the Ohio Secretary of State.	Incorporated herein by reference to Exhibit 3(d) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 0-13507).

3.5	Amended and Restated Regulations of Rurban Financial Corp.	Filed herewith.

4.1	Indenture, dated as of September 15, 2005, by and between Rurban Financial Corp. and Wilmington Trust Company, as Debenture Trustee, relating to Floating Rate Junior Subordinated Deferrable Interest Debentures	Incorporated herein by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 (File No. 0-13507).

103.

Exhibit No.	Description	Location
4.2	Amended and Restated Declaration of Trust of Rurban Statutory Trust II, dated as of September 15, 2005	Incorporated herein by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 (File No. 0-13507).

4.3	Guarantee Agreement, dated as of September 15, 2005, by and between Rurban Financial Corp. and Wilmington Trust Company, as Guarantee Trustee	Incorporated herein by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 (File No. 0-13507).

10.1*	Rurban Financial Corp. Stock Option Plan	Incorporated herein by reference to Exhibit 10(u) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (File No. 0-13507).

10.2*	Rurban Financial Corp. Plan to Allow Directors to Elect to Defer Compensation	Incorporated herein by reference to Exhibit 10(v) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (File No. 0- 13507).

10.3*	Form of Non-Qualified Stock Option Agreement with Five-Year Vesting under Rurban Financial Corp. Stock Option Plan	Incorporated herein by reference to Exhibit 10(w) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 0-13507).

10.4*	Form of Non-Qualified Stock Option Agreement with Vesting After One Year of Employment under Rurban Financial Corp. Stock Option Plan	Incorporated herein by reference to Exhibit 10(a) to the Company’s Current Report on Form 8-K filed March 21, 2005 (File No. 0-13507).

10.5*	Form of Incentive Stock Option Agreement with Five-Year Vesting under Rurban Financial Corp. Stock Option Plan	Incorporated herein by reference to Exhibit 10(x) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 0-13507).

10.6*	Form of Incentive Stock Option Agreement with Vesting After One Year of Employment under Rurban Financial Corp. Stock Option Plan	Incorporated herein by reference to Exhibit 10(c) to the Company’s Current Report on Form 8-K filed March 21, 2005 (File No. 0-13507).

104.

Exhibit No.	Description	Location
10.7*	Form of Stock Appreciation Rights under Rurban Financial Corp. Stock Option Plan	Incorporated herein by reference to Exhibit 10(b) to the Company’s Current Report on Form 8-K filed March 21, 2005 (File No. 0-13507).

10.8*	Employees’ Stock Ownership and Savings Plan of Rurban Financial Corp.	Incorporated herein by reference to Exhibit 10(y) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (File No. 0-13507).

10.9*	Rurban Financial Corp. Employee Stock Purchase Plan	Incorporated herein by reference to Exhibit 10(z) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (File No. 0-13507).

10.10	Employment Agreement, executed March 6, 2006 and effective as of March 1, 2006, by and between Rurban Financial Corp. and Kenneth A. Joyce	Filed herewith.

10.11	Supplemental Executive Retirement Plan Agreement, executed March 13, 2006 and effective as of March 1, 2006, by and between Rurban Financial Corp. and Kenneth A. Joyce	Filed herewith.

10.12	Schedule A to Exhibit 10.11 identifying other substantially identical Supplemental Executive Retirement Plan Agreements with executive officers of Rurban Financial Corp. and its subsidiaries	Filed herewith.

10.13	Change in Control Agreement, executed March 9, 2006 and effective as of March 1, 2006, by and between Rurban Financial Corp. and Duane L. Sinn	Filed herewith.

10.14	Schedule A to Exhibit 10.13 identifying other substantially identical Change in Control Agreements with executive officers of Rurban Financial Corp. and its subsidiaries	Filed herewith.

105.

Exhibit No.	Description	Location
11	Statement re: Computation of Per Share Earnings	Included in Note 1 of the Notes to Consolidated Financial Statements of Registrant in the financial statements portion of this Annual Report on Form 10-K.

21	Subsidiaries of Registrant	Filed herewith.

23.1	Consent of BKD, LLP	Filed herewith.

31.1	Rule 13a-14(a)/15d-14(a) Certification — Principal Executive Officer	Filed herewith.

31.2	Rule 13a-14(a)/15d-14(a) Certification — Principal Financial Officer	Filed herewith.

32.1	Section 1350 Certification – Principal Executive Officer and Principal Financial Officer	Filed herewith.

99(a)	Report of Written Agreement	Incorporated herein by reference to Exhibit 99(b) to the Company’s Form 8-K filed July 11, 2002 (File No. 0-13507).

99(b)	Termination of Written Agreement	Incorporated herein by reference to Exhibit 99 to the Company’s Form 8-K filed February 22, 2005 (File No. 0-13507).

*	Management contract or compensatory plan or arrangement.

106.