Form 10-Q
period 2006-03-31
RURBAN FINANCIAL CORP
filed 2006-05-12
CIK 767405

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 0-13507
RURBAN FINANCIAL CORP.

(Exact name of registrant as specified in its charter)

Ohio	34-1395608

(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)
401 Clinton Street, Defiance, Ohio 43512
(Address of principal executive offices)
(Zip Code)
(419) 783-8950

(Registrant’s telephone number, including area code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $2.50 per share	5,027,433 shares
(class)	(Outstanding at April 28, 2006)

RURBAN FINANCIAL CORP.
FORM 10-Q

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
The interim condensed consolidated financial statements of Rurban Financial Corp. (“Rurban” or the “Company”) are unaudited; however, the information contained herein reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of financial condition and results of operations for the interim periods presented. All adjustments reflected in these financial statements are of a normal recurring nature in accordance with Rule 10-01 of Regulation S-X. Results of operations for the three months ended March 31, 2006 are not necessarily indicative of results for the complete year.

Rurban Financial Corp.
Condensed Consolidated Balance Sheets
March 31, 2006, December 31, 2005 and March 31, 2005

	(Unaudited)		(Unaudited)
	March 31,	December 31,	March 31,
	2006	2005	2005

Assets
Cash and due from banks	$12,289,142	$12,650,839	$8,773,625
Federal funds sold	4,228,000	—	4,300,000

Cash and cash equivalents	16,517,142	12,650,839	13,073,625
Interest-bearing deposits	150,000	150,000	150,000
Available-for-sale securities	130,124,716	139,353,329	102,673,228
Loans held for sale	40,000	224,000	260,000
Loans, net of unearned income	337,729,277	327,048,229	266,046,311
Allowance for loan losses	(4,348,541)	(4,699,827)	(4,800,293)
Premises and equipment	14,017,625	13,346,632	7,837,007
Purchased software	4,498,803	3,916,913	4,622,428
Federal Reserve and Federal Home Loan Bank stock	3,649,400	3,607,500	2,818,400
Foreclosed assets held for sale, net	2,383,852	2,309,900	757,476
Interest receivable	2,766,999	3,010,355	1,937,445
Goodwill	8,805,347	8,917,373	2,144,304
Core deposits and other intangibles	3,625,573	3,742,333	520,740
Cash value of life insurance	10,528,528	10,443,487	9,242,417
Other	7,712,506	6,521,213	7,197,400

Total assets	$538,201,227	$530,542,276	$414,480,488

See notes to condensed consolidated financial statements (unaudited)

Note:	The balance sheet at December 31, 2005 has been derived from the audited consolidated financial statements at that date.

	(Unaudited)		(Unaudited)
	March 31,	December 31,	March 31,
	2006	2005	2005

Liabilities and Stockholders’ Equity
Liabilities
Deposits
Demand	$45,380,636	$52,073,751	$36,498,890
Savings, interest checking and money market	129,111,866	124,206,115	96,376,323
Time	224,033,626	208,558,046	152,042,228

Total deposits	398,526,128	384,837,912	284,917,441
Notes payable	—	938,572	2,757,609
Federal Home Loan Bank advances	43,500,000	45,500,000	53,500,000
Federal funds purchased	—	4,600,000	5,000,000
Retail repurchase agreements	15,403,500	6,080,420	4,352,712
Trust preferred securities	20,620,000	20,620,000	10,310,000
Interest payable	1,486,845	1,373,044	934,065
Deferred income taxes	244,928	1,140,001	622,618
Other liabilities	4,367,894	11,001,679	2,309,282

Total liabilities	484,149,295	476,091,628	364,703,727

Commitments and Contingent Liabilities

Stockholders’ Equity
Common stock, $2.50 stated value; authorized 10,000,000 shares; issued 5,027,433; outstanding March 31, 2006 – 5,027,433, December 31, 2005 – 5,027,433 and March 31, 2005 – 4,568,488 shares	12,568,583	12,568,583	11,439,255
Additional paid-in capital	14,841,050	14,835,110	11,003,574
Retained earnings	28,973,991	28,702,817	29,353,780
Accumulated other comprehensive loss	(2,331,692)	(1,655,862)	(1,743,600)
Treasury stock, at cost Common; March 31, 2006 – 0, December 31, 2005 – 0 and March 31, 2005 – 7,214 shares	—	—	(276,248)

Total stockholders’ equity	54,051,932	54,450,648	49,776,761

Total liabilities and stockholders’ equity	$538,201,227	$530,542,276	$414,480,488

See notes to condensed consolidated financial statements (unaudited)

Note:	The balance sheet at December 31, 2005 has been derived from the audited consolidated financial statements at that date.

Rurban Financial Corp.
Condensed Consolidated Statements of Operations (Unaudited)
Three Months Ended

	March 31,	March 31,
	2006	2005

Interest Income
Loans
Taxable	$5,554,154	$3,913,966
Tax-exempt	12,235	15,506
Securities
Taxable	1,312,600	1,054,459
Tax-exempt	131,833	42,024
Other	36,267	18,258

Total interest income	7,047,089	5,044,213

Interest Expense
Deposits	2,121,214	1,103,421
Other borrowings	26,299	70,274
Retail repurchase agreements	124,277	17,648
Federal Home Loan Bank advances	482,821	586,552
Trust preferred securities	428,422	269,408

Total interest expense	3,183,033	2,047,303

Net Interest Income	3,864,056	2,996,910

Provision for Loan Losses	246,000	—

Net Interest Income After Provision for Loan Losses	3,618,056	2,996,910

Non-interest Income
Data service fees	3,241,134	3,157,519
Trust fees	815,451	804,493
Customer service fees	550,067	436,716
Net gains on loan sales	61,046	8,070
Net realized losses on sales of available-for-sale securities	—	(8,750)
Loan servicing fees	86,694	66,843
Loss on sale of assets	(19,126)	(38,958)
Other	273,034	186,406

Total non-interest income	5,008,300	4,612,339

See notes to condensed consolidated financial statements (unaudited)

Condensed Consolidated Statements of Operations (continued)

	March 31,	March 31,
	2006	2005

Non-interest Expense
Salaries and employee benefits	$3,857,734	$3,231,323
Net occupancy expense	439,948	290,155
Equipment expense	1,375,828	1,253,099
Data processing fees	136,590	91,197
Professional fees	519,365	518,530
Marketing expense	126,448	80,716
Printing and office supplies	152,984	151,242
Telephone and communications	402,367	351,617
Postage and delivery expense	131,994	74,051
State, local and other taxes	133,858	144,527
Employee expense	249,388	236,071
Other	423,527	299,186

Total non-interest expense	7,950,031	6,721,714

Income Before Income Tax	676,325	887,535

Provision for Income Taxes	153,780	249,070

Net Income	$522,545	$638,465

Basic Earnings Per Share	$0.10	$0.14

Diluted Earnings Per Share	$0.10	$0.14

Dividends Declared Per Share	$0.05	$0.05

See notes to condensed consolidated financial statements (unaudited)

RURBAN FINANCIAL CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’
EQUITY (UNAUDITED)

	Three Months	Three Months
	Ended	Ended
	March 31, 2006	March 31, 2005
	Total	Total
	Stockholders’	Stockholders’
	Equity	Equity

Balance at beginning of period	$54,450,648	$50,305,795

Net Income	522,545	638,465

Other comprehensive loss:
Net change in unrealized gains (losses) on securities available for sale, net of taxes	(675,829)	(940,408)

Total comprehensive loss	(153,284)	(301,943)

Cash dividend	(251,372)	(228,424)

Stock options exercised	—	1,333

Stock option expense	5,940	—

Balance at end of period	$54,051,932	$49,776,761

See notes to condensed consolidated financial statements (unaudited)

Rurban Financial Corp.
Condensed Consolidated Statements of Cash Flows (Unaudited)
Three Months Ended

	March 31,	March 31,
	2006	2005

Operating Activities
Net income	$522,545	$638,465
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	847,743	736,990
Provision for loan losses	246,000	—
Expense of stock option plan	5,940	—
Amortization of premiums and discounts on securities	74,956	13,587
Amortization of intangible assets	116,760	22,238
Deferred income taxes	(868,939)	583,961
Gain from sale of loans	(61,046)	(8,070)
Loss on sales of foreclosed assets	6,452	48,278
FHLB Stock Dividends	(41,900)	(25,400)
(Gain) loss on sales of premises and equipment	12,674	(9,320)
Net realized losses on available-for-sale securities	—	8,750
Changes in Proceeds from sale of loans held for sale	3,489,321	660,670
Originations of loans held for sale	(3,244,275)	(799,700)
Interest receivable	243,356	47,007
Other assets	(1,156,765)	(661,081)
Interest payable and other liabilities	(66,900)	(703,370)

Net cash provided by operating activities	125,922	553,005

Investing Activities
Purchases of available-for-sale securities	(9,659,256)	(4,004,375)
Proceeds from maturities of available-for-sale securities	2,577,430	4,476,852
Proceeds from the sales of available-for-sale securities	15,562,738	4,127,585
Net change in loans	(11,439,615)	(1,977,925)
Purchase of premises and equipment	(2,137,041)	(891,509)
Cash paid to shareholders of Exchange Bank Acquisition	(6,453,084)	—
Proceeds from sales of premises and equipment	23,741	9,320
Proceeds from the sale of foreclosed assets	44,115	125,356

Net cash provided by (used in) investing activities	(11,480,972)	1,865,304

See notes to condensed consolidated financial statements (unaudited)

Condensed Consolidated Statements of Cash Flows (continued)

	March 31,	March 31,
	2006	2005

Financing Activities
Net increase (decrease) in demand deposits, money market, interest checking and savings accounts	$(1,787,363)	$7,247,773
Net increase (decrease) in certificates of deposit	15,475,580	(1,954,646)
Net increase in securities sold under agreements to repurchase	9,323,080	293,561
Net decrease in federal funds purchased	(4,600,000)	(2,500,000)
Proceeds from Federal Home Loan Bank advances	10,400,000	12,500,000
Repayment of Federal Home Loan Bank advances	(12,400,000)	(15,000,000)
Repayment of notes payable	(938,572)	(322,047)
Dividends paid	(251,372)	(228,424)
Proceeds from stock options exercised	—	1,333

Net cash provided by financing activities	15,221,353	37,550

Increase in Cash and Cash Equivalents	3,866,303	2,455,859

Cash and Cash Equivalents, Beginning of Year	12,650,839	10,617,766

Cash and Cash Equivalents, End of Period	$16,517,142	$13,073,625

Supplemental Cash Flows Information
Interest paid	$3,069,232	$2,107,352
Transfer of loans to foreclosed assets	$244,088	$313,633
See notes to condensed consolidated financial statements (unaudited)

RURBAN FINANCIAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE A—BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements reflect all adjustments that are, in the opinion of management, necessary to fairly present the financial position, results of operations and cash flows of the Company. Those adjustments consist only of normal recurring adjustments. Results of operations for the three months ended March 31, 2006 are not necessarily indicative of results for the complete year.
The condensed consolidated balance sheet of the Company as of December 31, 2005 has been derived from the audited consolidated balance sheet of the Company as of that date.
For further information, refer to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
Stock Based Compensation
Effective January 1, 2006, the Company adopted Statement of Financial Standards (“SFAS”) No. 123(R) using the “modified prospective” method, and accordingly, will not restate prior period results. SFAS 123(R) requires compensation expense to be recognized for all stock options granted after the date of adoption and for all previously granted stock options that vest after the date of adoption. The fair value of stock options is determined using the Black-Scholes valuation model, which is consistent with the Company’s valuation methodology previously utilized for options in the footnote disclosures required under SFAS No. 123. The impact of this adoption on financial statements for the period ended March 31, 2006 is not considered material.
Prior to January 1, 2006, the Company accounted for its stock option plan under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Under APB Opinion No. 25, no stock-based employee compensation cost was reflected in net income, as all options granted under the Company’s stock option plan had an exercise price equal to the market value of the underlying common stock on the grant date.
As of March 31, 2006, the Company had 19,000 nonvested options outstanding and there was $89,100 of total unrecognized compensation cost related to these nonvested options. This cost is expected to be recognized monthly on a straight-line basis as each option is vested through December 21, 2010.

The following table illustrates the effect on net income and earnings per share if expense had been measured using the fair value recognition provisions of SFAS No. 123(R).

	Three Months Ended March 31, 2006
	Using Previous	SFAS 123(R)	As
	Accounting	Adjustment	Reported
Income before tax expense	$682,265	$(5,940)	$676,325
Income taxes	153,780	—	153,780

Net income	$528,485	$(5,940)	$522,545

Earnings per share:
Basic	$0.10		$0.10
Diluted	$0.10		$0.10

	Three Months Ended March 31, 2005
		SFAS 123(R)
	As Reported	Adjustment	Proforma
Income before tax expense	$887,535	$(11,880)	$875,655
Income taxes	249,070	—	249,070

Net income	$638,465	$(11,880)	$626,585

Earnings per share:
Basic	$0.14		$0.14
Diluted	$0.14		$0.14
NOTE B—EARNINGS PER SHARE
Earnings per share have been computed based on the weighted average number of shares outstanding during the periods presented. For the periods ended March 31, 2006 and 2005, stock options totaling 281,407 and 66,308 common shares, respectively, were not considered in computing EPS as they were anti-dilutive. The number of shares used in the computation of basic and diluted earnings per share was:

	Three Months Ended
	March 31,
	2006	2005
Basic earnings per share	5,027,433	4,568,399
Diluted earnings per share	5,028,183	4,572,788

NOTE C – LOANS, RISK ELEMENTS AND ALLOWANCE FOR LOAN LOSSES
Total loans on the balance sheet are comprised of the following classifications at:

	March 31,	December 31,	March 31,
	2006	2005	2005
Commercial	$85,599,534	$79,359,126	$60,130,766
Commercial real estate	71,609,379	68,071,738	65,039,558
Agricultural	42,881,753	40,236,664	42,077,524
Residential real estate	88,529,167	89,086,024	62,903,667
Consumer	48,150,518	48,876,788	32,072,744
Lease financing	1,226,816	1,661,126	4,074,254

Total loans	337,997,167	327,291,466	266,298,513
Less
Net deferred loan fees, premiums and discounts	(267,890)	(243,237)	(252,202)

Loans, net of unearned income	$337,729,277	$327,048,229	$266,046,311

Allowance for loan losses	$(4,348,541)	$(4,699,827)	$(4,800,293)

The following is a summary of the activity in the allowance for loan losses account for the three months ended March 31, 2006 and 2005 and the year ended December 31, 2005.

	March 31,	December 31,	March 31,
	2006	2005	2005
Balance, beginning of year	$4,699,827	$4,899,063	$4,899,063
Balance, Exchange Bank	—	910,004	—
Provision charged to expense	246,000	583,402	—
Recoveries	143,301	1,716,815	183,580
Loans charged off	(740,587)	(3,409,457)	(282,350)

Balance, end of period	$4,348,541	$4,699,827	$4,800,293

The following schedule summarizes nonaccrual, past due and impaired loans at:

	March 31,	December 31,	March 31,
	2006	2005	2005
Non-accrual loans	$6,029,000	$6,270,000	$14,817,000

Accruing loans which are contractually past due 90 days or more as to interest or principal payments	1,900	5,200	50,100

Total non-performing loans	$6,030,900	$6,275,200	$14,867,100

Individual loans determined to be impaired, including non-accrual loans, were as follows:

	March 31,	December 31,	March 31,
	2006	2005	2005
Loans with no allowance for loan losses allocated	$897,000	$1,676,000	$923,000
Loans with allowance for loan losses allocated	5,756,000	4,460,000	13,303,000

Total impaired loans	$6,653,000	$6,136,000	$14,226,000

Amount of allowance allocated	$1,660,000	$1,993,000	$1,660,000

NOTE D – REGULATORY MATTERS
The Company, State Bank and Exchange Bank are subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators. If undertaken, these actions could have a direct material adverse effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company, State Bank and Exchange Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.
Quantitative measures established by regulation to ensure capital adequacy require the Company, State Bank and Exchange Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). As of March 31, 2006 and 2005, the Company, State Bank and Exchange Bank exceeded all “well-capitalized” requirements to which they are subject.
As of December 31, 2005, the most recent notification to the regulators categorized the State Bank and Exchange Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, State Bank and Exchange Bank must maintain capital ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed State Bank’s or Exchange Bank’s categorization as well capitalized.
The Company’s consolidated, State Bank’s and Exchange Bank’s actual capital amounts (in millions) and ratios are also presented in the following table.

					To Be Well Capitalized Under
			Minimum Required For		Prompt Corrective Action
	Actual		Capital Adequacy Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2006 Total Capital (to Risk-Weighted Assets) Consolidated	$68.3	18.9%	$28.9	8.0%	$—	N/A
State Bank	37.1	12.7	23.3	8.0	29.2	10.0
Exchange Bank	7.6	13.4	4.5	8.0	5.7	10.0

Tier I Capital (to Risk-Weighted Assets) Consolidated	62.7	17.3	14.5	4.0	—	N/A
State Bank	33.9	11.6	11.7	4.0	17.5	6.0
Exchange Bank	6.9	12.2	2.3	4.0	3.4	6.0

Tier I Capital (to Average Assets) Consolidated	62.7	12.0	20.9	4.0	—	N/A
State Bank	33.9	8.0	17.2	4.0	21.4	5.0
Exchange Bank	6.9	9.1	3.0	4.0	3.8	5.0

As of December 31, 2005 Total Capital (to Risk-Weighted Assets) Consolidated	$67.8	19.3%	$28.1	8.0%	$—	N/A
State Bank	36.6	13.0	22.6	8.0	28.2	10.0
Exchange Bank	7.5	13.8	4.4	8.0	5.5	10.0

Tier I Capital (to Risk-Weighted Assets) Consolidated	62.1	17.7	14.0	4.0	—	N/A
State Bank	33.5	11.9	11.3	4.0	16.9	6.0
Exchange Bank	6.9	12.6	2.2	4.0	3.3	6.0

Tier I Capital (to Average Assets) Consolidated	62.1	14.4	17.2	4.0	—	N/A
State Bank	33.5	8.0	16.7	4.0	20.8	5.0
Exchange Bank	6.9	8.5	3.2	4.0	4.1	5.0
NOTE E – CONTINGENT LIABILITIES
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

NOTE F — NEW ACCOUNTING PRONOUNCEMENTS
In March 2006, SFAS No. 156, “Accounting for Servicing of Financial Assets,” was issued. SFAS No. 156 amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” as it relates to the accounting for separately recognized servicing assets and servicing liabilities by requiring that all separately recognized servicing assets and servicing liabilities be initially measured by fair value, if practicable. SFAS No. 156 also permits the subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value. The Company is currently measuring the effects of SFAS No. 156 and looks to adopt it in the fourth quarter of 2006. At this time, the Company deems this adoption to be immaterial to the financial position or results of operations.
NOTE G – COMMITMENTS AND CREDIT RISK
As of March 31, 2006, loan commitments and unused lines of credit totaled $128,612,000, standby letters of credit totaled $667,000 and no commercial letters of credit were outstanding.
NOTE H – SEGMENT INFORMATION
The reportable segments are determined by the products and services offered, primarily distinguished between banking and data processing operations. Other segments include the accounts of the holding company, Rurban, which combined provides management and operational services to its subsidiaries; Rurban Operations Corp., which provides operational services for the company’s subsidiaries as described in Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations; and Reliance Financial Services, N.A., which provides trust and financial services to customers nationwide. Information reported internally for performance assessment follows.

As of and for the three months ended March 31, 2006

		Data		Total	Intersegment	Consolidated
	Banking	Processing	Other	Segments	Elimination	Totals

Income statement information:

Net interest income (expense)	$4,328,142	$(45,927)	$(418,159)	$3,864,056		$3,864,056

Non-interest income — external customers	931,585	3,241,134	835,581	5,008,300		5,008,300

Non-interest income — other segments	—	442,168	1,192,086	1,634,254	(1,634,254)	—

Total revenue	5,259,727	3,637,375	1,609,508	10,506,610	(1,634,254)	8,872,356

Non-interest expense	5,589,767	2,807,194	1,187,324	9,584,285	(1,634,254)	7,950,031

Significant non-cash items:
Depreciation and amortization	201,818	594,519	51,406	847,743	—	847,743
Provision for loan losses	246,000	—	—	246,000	—	246,000

Income tax expense (benefit)	40,265	282,262	(168,747)	153,780	—	153,780

Segment profit (loss)	$292,287	$547,919	$(317,661)	$522,545	$—	$522,545

Balance sheet information:
Total assets	$528,169,239	$12,954,276	$11,720,563	$552,844,078	$(14,642,851)	$538,201,227

Goodwill and intangibles	12,430,920	—	—	12,430,920	—	12,430,920

Premises and equipment expenditures, Three months ended March 31, 2006	294,177	1,811,257	31,607	2,137,041	—	2,137,041

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that are provided to assist in the understanding of anticipated future financial performance. Forward-looking statements provide current expectations or forecasts of future events and are not guarantees of future performance. Examples of forward-looking statements include: (a) projections of income or expense, earnings per share, the payments or non-payments of dividends, capital structure and other financial items; (b) statements of plans and objectives of the Company or our management or Board of Directors, including those relating to products or services; (c) statements of future economic performance; and (d) statements of assumptions underlying such statements. Words such as “believes,” “anticipates,” “expects,” “intends,” “targeted,” and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying those statements. Forward-looking statements are based on management’s expectations and are subject to a number of risks and uncertainties. Although management believes that the expectations reflected in such forward-looking statements are reasonable, actual results may differ materially from those expressed or implied in such statements. Risks and uncertainties that could cause actual results to differ materially include, without limitation, changes in interest rates, changes in the competitive environment, and changes in banking regulations or other regulatory or legislative requirements affecting bank holding companies. Additional detailed information concerning a number of important factors which could cause actual results to differ materially from the forward-looking statements contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations is available in the Company’s filings with the Securities and Exchange Commission, under the Securities Exchange Act of 1934, including the disclosure under the heading “Item 1A. Risk Factors” of Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005. Undue reliance should not be placed on the forward-looking statements, which speak only as of the date hereof. Except as may be required by law, the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made to reflect unanticipated events.
Rurban is a bank holding company registered with the Federal Reserve Board. Rurban’s wholly-owned subsidiaries, State Bank and Exchange Bank, are engaged in commercial banking. Rurban’s subsidiary, Rurbanc Data Services, Inc. (“RDSI”), provides computerized data processing services to community banks and businesses.
Rurban Statutory Trust I (“RST”) was established in August 2000. In September 2000, RST completed a pooled private offering of 10,000 Capital Securities with a liquidation amount of $1,000 per security. The proceeds of the offering were loaned to the Company in exchange for junior subordinated debentures of the Company with terms substantially similar to the Capital Securities. The sole assets of RST are the junior subordinated debentures, and the back-up obligations, in the aggregate, constitute a full and unconditional guarantee by the Company of the obligations of RST under the Capital Securities.
Rurban Statutory Trust II (“RST II”) was established in August 2005. In September 2005, RST II completed a pooled private offering of 10,000 Capital Securities with a liquidation amount of $1,000 per security. The proceeds of the offering were loaned to the Company in exchange for junior subordinated debentures of the Company with terms substantially similar to the Capital Securities. The sole assets of RST II are the junior subordinated debentures, and the back-up obligations, in the aggregate, constitute a full and unconditional guarantee by the Company of the obligations of RST II under the Capital Securities.

Rurban Operations Corp. (“ROC”) was formed in December 2005 and its first day of operation commenced January 3, 2006. ROC serves as a central location for the performance of the following functions that will provide services for all of the Company’s subsidiaries: human resources, marketing, facilities maintenance, loan operations, loan accounting, collections, file room, internet banking, credit analysis, VISA processing, mortgage operations, technology, training and development, deposit operations, operations administration, accounting, and a call center.
Reliance Financial Services, N.A. (“Reliance”), a wholly owned subsidiary of State Bank, provides trust and financial services to customers nationwide.
Critical Accounting Policies
Note 1 to the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 describes the significant accounting policies used in the development and presentation of the Company’s financial statements. The accounting and reporting policies of the Company are in accordance with accounting principles generally accepted in the United States and conform to general practices within the banking industry. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. The Company’s financial position and results of operations can be affected by these estimates and assumptions and are integral to the understanding of reported results. Critical accounting policies are those policies that management believes are the most important to the portrayal of the Company’s financial condition and results, and they require management to make estimates that are difficult, subjective, or complex.
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
The Company determines the amount of the allowance based on relative risk characteristics of the loan portfolio. The allowance recorded for commercial loans is based on reviews of individual credit relationships and an analysis of the migration of commercial loans and actual loss experience. The allowance recorded for homogeneous consumer loans is based on an analysis of loan mix, risk characteristics of the portfolio, fraud loss and bankruptcy experiences, and historical losses, adjusted for current trends, for each homogeneous category or group of loans. The allowance for credit losses relating to impaired loans is based on the loan’s observable market price, the collateral for certain collateral-dependent loans, or the discounted cash flows using the loan’s effective interest rate.
Regardless of the extent of the Company’s analysis of customer performance, portfolio trends or risk management processes, certain inherent but undetected losses are probable within the loan portfolio. This is due to several factors, including inherent delays in obtaining information regarding a customer’s financial condition or changes in their unique business conditions, the subjective nature of individual loan evaluations, collateral assessments and the interpretation of economic trends. Volatility of economic or customer-specific conditions affecting the identification and estimation of losses for larger non-homogeneous credits and the sensitivity of assumptions utilized to establish allowances for homogenous groups of loans are also factors. The Company estimates a range of inherent losses related to the existence of these exposures. The estimates are based upon the Company’s evaluation of imprecise risk associated with the commercial and consumer allowance levels and the estimated impact of the current economic environment. To the extent that actual results differ from management’s estimates, additional loan loss provisions may be required that could adversely impact earnings for future periods.
Goodwill and Other Intangibles — The Company records all assets and liabilities acquired in purchase acquisitions, including goodwill and other intangibles, at fair value as required by SFAS 141. Goodwill is subject, at a minimum, to annual tests for impairment. Other intangible assets are amortized over their estimated useful lives using straight-line or accelerated methods, and are subject to impairment if events or circumstances indicate a possible inability to realize the carrying amount. The initial goodwill and other intangibles recorded and subsequent impairment analysis requires management to make subjective judgments concerning estimates of how the acquired asset will perform in the future. Events and factors that may significantly effect the estimates include, among others, customer attrition, changes in revenue growth trends, specific industry conditions and changes in competition. A decrease in earnings resulting from these or other factors could lead to an impairment of goodwill that could adversely impact earnings of future periods.
Impact of Accounting Changes
In March 2006, SFAS No. 156, “Accounting for Servicing of Financial Assets,” was issued. SFAS No. 156 amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” as it relates to the accounting for separately recognized servicing assets and servicing liabilities by requiring that all separately recognized servicing assets and servicing liabilities be initially measured by fair value, if practicable. SFAS No. 156 also permits the subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value. The Company is currently measuring the effects of SFAS No. 156 and looks to adopt it in the fourth quarter of 2006. At this time, the Company deems that this adoption to be immaterial to the financial position or results of operations.
Quarterly Earnings Summary
Net income for the first quarter of 2006 was $523,000, or $0.10 per diluted share, versus $638,000, or $0.14 per diluted share, for the first quarter of 2005. The quarterly decrease in net income is mainly driven by the provision for loan losses being $246,000 in the first quarter of 2006. Several recoveries were recorded in first quarter of 2005 resulting in no loan loss provision. The company believes the first quarter of 2006 is more indicative of where the provision will be on a quarterly basis. The acquisition of the Exchange Bank in the greater Toledo market is included in the Company’s condensed consolidated statements of operations for the first time in the first quarter of 2006.
Net interest income increased $867,000 to $3.9 million for the three months ended March 31, 2006 compared to $3.0 million for the first quarter 2005. The increase in net interest income is attributed to the 9 basis point improvement in the net interest margin to 3.37% compared to 3.28% in the first quarter of 2005. This improvement in net interest income is primarily due to the impact of the Exchange Bank acquisition. The improvement in the asset quality ratio also positively impacted the company’s net interest income.

The provision for loan losses was $246,000 for the first quarter of 2006 compared to $0 for the first quarter of 2005. Loan loss reserves were 1.29% of total loans in the first quarter of 2006 compared to 1.81% in the first quarter of 2005. This reduction in the loan loss reserve to loans ration is a result of the greatly improved asset quality ratios. The non-performing loans to assets ratio improved to 1.56% at the end if the first quarter of 2006 compared to 4.10% for the first quarter 2005.
Non-interest income increased $396,000 to $5.0 million in the first quarter of 2006 compared to $4.6 million for the first quarter of 2005. The increase in non-interest income was mainly the result of the increase in data processing fees of $84,000 associated with the expansion of RDSI’s customer base in 2005. Total customer service fees were up $113,000 and mortgage banking activities were up $53,000 and are a direct result of the Exchange Bank acquisition.
Non-interest expense increased $1.3 million to $8.0 million for the first quarter of 2006 compared to $6.7 million for the first quarter of 2005. Exchange Bank’s non-interest expense totaled $1.3 million for the first quarter of 2006. On-going operating expenses at State Bank were well-controlled, and declining on a quarterly basis since the acquisition of the Lima branches in the second quarter of 2005. The operating expenses within the loan workout company, RFCBC, also decreased significantly in the first quarter of 2006 compared to the first quarter of 2005. Management continues to monitor expenses daily and looks to gain additional efficiencies as additional backroom operations are fully integrated with the recent acquisitions.
Changes in Financial Condition
March 31, 2006 vs. December 31, 2005
At March 31, 2006, total assets were $538.2 million, an increase of $7.7 million from December 31, 2005. The increase was primarily attributable to an increase in loans and federal funds sold of $10.7 million and $4.2 million, respectively. The increase was partially offset by decreases in available for sale securities of $9.2 million. The entire securities portfolio of Exchange Bank was liquidated in the first quarter of 2006 and only a portion was reinvested in securities.
At March 31, 2006, the increase in total liabilities and shareholders’ equity of $7.7 million from December 31, 2005 was mainly attributable to increases in total deposits and repurchase agreements of $13.7 million and $9.3 million, respectively. These increases were somewhat offset by decreases in notes payable, federal funds purchased and other liabilities of $0.9, $4.6 and $6.6 million, respectively. The reduction to notes payable was attributable to RDSI paying down debt. The $6.6 million reduction in other liabilities was due to the payout to shareholders of Exchange Bank during the first quarter of 2006.
March 31, 2006 vs. March 31, 2005
As of March 31, 2006, total assets increased $123.7 million from March 31, 2005. The majority of the increase was due to the acquisitions of the Lima branches and Exchange Bank. The increase was offset by the reduction of problem loan balances within the loan workout company RFCBC.
Linked Quarter Comparison
The Company reported a net profit for the first quarter of 2006 of $523,000, or $0.10 per diluted share, versus a net loss of $344,000, or $0.08 per diluted share, for the fourth quarter of 2005. The first quarter profit was mainly due to an improvement in the net interest margin coupled with a reduction in the provision for loan losses as a result of continued improvements in credit quality. Also impacting the variance for the linked quarter was the sale of approximately $8.4 million in troubled loans at RFCBC resulting in a loss on sale of loans of $499,000 in the fourth quarter of 2005. The acquisition of the Exchange Bank in the first quarter of 2006 also impacted the company’s overall performance as this was the first quarter that Exchange Bank was included in the condensed consolidated statements of operations.
Net interest income increased $717,000 or 23% to $3.9 million for the first quarter of 2006 when compared to the fourth quarter of 2005. This increase was driven by the inclusion of earning assets from Exchange Bank during the first quarter of 2006.
A comparison of financial results for the quarter ended March 31, 2006 to the previous quarter ended December 31, 2005 is as follows:

			Linked
	Three Months Ended		Quarter
	03/31/06	12/31/05	% Change
	(dollars in millions, except per share data)
Total Assets	$538	$531	+1%
Loans Held for Sale	0.0	0.2	—
Loans (net of unearned income)	338	327	+3%
Allowance for Loan Losses	4.3	4.7	-9%
Total Deposits	399	385	+4%
Net interest Income	3.9	3.1	+26%
Loan Loss Provision	0.2	0.6	—
Non-interest Income	5.0	4.5	+11%
Non-interest Expense	8.0	7.6	+5%
Net Income	0.5	(0.3)	—
Basic Earnings Per Share	$0.10	$(0.08)	—
Diluted Earnings Per Share	$0.10	$(0.08)	—
On a linked quarter basis, total loans increased $11 million and total assets increased $7 million. The majority of the loan growth in the first quarter was from commercial lending efforts.
Total Revenue

	Three Months Ended
	03/31/06	12/31/05	$Change		%Change
		(dollars in thousands)
Total Revenue	$8,872	$7,623	$	+1,249	+16%
Total revenue (net interest income plus noninterest income) was $8.9 million for the first quarter of 2006 compared to $7.6 million for the fourth quarter of 2005, up $1.2 million or 16%. This increase is mainly due to the acquisition of Exchange Bank as of December 31, 2005. The linked quarter favorable variance was also due to the loss on the sale of troubled loans in the fourth quarter of 2005.

Net Interest Income

	Three Months Ended
	03/31/06	12/31/05	$Change		%Change
		(dollars in thousands)
Net Interest Income	$3,864	$3,147	$	+717	+23%
Net interest income increased $717,000 in the first quarter of 2006 when compared to the fourth quarter of 2005. The increase was attributed primarily to the increased volume in loans and the increase in the prime rate. The tax equivalent net interest margin for the first quarter of 2006 was 3.37% compared to 3.18% for the previous quarter. The increase in net interest margin was principally a result of higher margin from Exchange Bank.
Loan Loss Provision
The provision for loan losses was $246,000 for the first quarter of 2006 compared to $613,000 in the fourth quarter of 2005. The decrease in the provision in the first quarter was the result of the continued review and determination of the level of reserves necessary to absorb probable losses in the loan portfolio. The results of the first quarter are discussed in the “Allowance for Loan Losses” section.
Non-interest Income

	Three Months Ended
	03/31/06	12/31/05	$Change		%Change
	(dollars in thousands)
Total Non-interest Income	$5,008	$4,477	$	+531	+12%

- Data Service Fees	3,241	3,399		-158	-5%
- Trust Fees	815	782		+33	+4%
- Deposit Service Fees	550	450		+100	+22%
- Gains on Sale of Loans	61	(483)		+544	—
- Gain (Loss) on Assets	(19)	(65)		+46	+71%
- Other	360	394		-34	-9%
Non-interest income increased by $531,000 to $5.0 million in the first quarter of 2006 compared to $4.5 million in the fourth quarter of 2005. This increase is mainly due to the Exchange acquisition and the loss on sale of the troubled loans recorded in the fourth quarter 2005.
Non-interest Expense

	Three Months Ended
	03/31/06	12/31/05	$Change		%Change
	(dollars in thousands)
Total Non-interest Expense	$7,950	$7,632	$	+318	+4%
- Salaries & Employee Benefits	3,858	3,179		+679	+21%
- Equipment Expense	1,376	1,317		+59	+4%
- Professional Fees	519	1,033		-514	-50%
- All Other	2,197	2,103		+94	+4%

Non-interest expense for the first quarter of 2006 was $8.0 million compared to $7.6 million for the fourth quarter of 2005, an increase of $318,000 or 4%. Of the quarterly increase, $1.3 million was contributed from the Exchange Bank acquisition. This increase was mostly offset by the on-going expenses at the other affiliates being well-controlled and monitored.
Loans

	As of
		% of		% of	Inc
	03/31/06	Total	12/31/05	Total	(Dec)
	(dollars in millions)
Commercial	$86	26%	$79	24%	$7
Commercial real estate	72	21%	68	21%	4
Agricultural	43	13%	40	12%	3
Residential	88	26%	89	27%	(1)
Consumer	48	14%	49	15%	(1)
Leasing loans	1	—	2	1%	(1)

Total	$338		$327		$11
Loans held for sale	0.0		0.2		—

Total	$338		$327		$11
Loans increased $11 million from December 31, 2005 to March 31, 2006. During the first quarter of 2006, the Company realized the majority if its loan growth in Commercial loans. The Company is continuing its focus on sales in all its markets and management is encouraged by the progress made in the first quarter of 2006.
Asset Quality
As of and For the Quarter Ended
(dollars in millions)

	03/31/06	12/31/05	Change
Non-performing loans	$6.0	$6.3	$-0.3
Non-performing assets	8.4	8.9	-0.5
Non-performing assets/ loan plus OREO	2.48%	2.70%	-0.22%
Non-performing assets/ total assets	1.56%	1.67%	-0.11%
Net chargeoffs	0.6	1.6	-1.0
Net chargeoffs (annualized)/ total loans	0.72%	1.96%	-1.24%
Loan loss provision	0.2	0.6	-0.4
Allowance for loan loss — $	4.3	4.7	-0.4
Allowance for loan loss — %	1.29%	1.44%	-0.15%
Allowance/non-performing loans	72%	75%	—
Allowance/non-performing assets	51%	53%	—
Non-performing assets at March 31, 2006 decreased to $8.4 million or 1.56% of total assets, versus $8.9 million, or 1.67% at December 31, 2005, a decrease of $0.5 million. This decrease is attributed to our continued improvement in asset quality. Of the $8.4 million of non-performing assets, a commercial building valued at $2.1 million is currently being marketed for sale. The $0.6 million in net charge-offs for the first quarter was primarily related to the write-down of previously identified problem loans.

Allowance for Loan Losses
The Company grades its loans using an eight grade system. Loans with concerns are classified as either:
•	Grade 5 — Special Mention: Potential weaknesses that deserve management’s close attention;

•	Grade 6 — Substandard: Inadequately protected, with well-defined weakness that jeopardize pay off of debt;

•	Grade 7 — Doubtful: Inherent weaknesses which are well-defined and a high probability of loss (impaired) (these loans are typically reserved down to collateralized values); or

•	Grade 8 — Loss: Considered uncollectible. May have recovery or salvage value with future collection efforts (these loans are either fully reserved or charged off).
The Company’s allowance for loan losses has four components. Those components are shown in the following table. Commercial, commercial real estate and agricultural loans of over $100,000 ($25,000 at Exchange Bank) are individually reviewed and assessed regarding the need for an individual allocation.

	03/31/06			12/31/05
	Loan	Allocation		Loan	Allocation
	Balance	$	%	Balance	$	%
Allocations for individual commercial loans graded Doubtful (impaired)	$5.6	$1.1	19.64%	$6.1	$2.0	32.79%
Allocations for individual commercial loans graded Substandard	5.6	0.4	7.14	7.7	0.5	6.49
Allocation based on Special Mention loan balance	14.1	0.4	2.84	12.2	0.4	3.28
“General” allowance based on chargeoff history of nine categories of loans	312.7	2.4	0.77	301.5	1.8	0.60

TOTAL	$338.0	$4.3	1.29%	$327.5	$4.7	1.44%
The amount of loans classified as doubtful decreased $0.5 million to $5.6 million for the quarter ended March 31, 2006 and substandard loans decreased $2.1 million to $5.6 million. Allowance allocations on doubtful loans decreased $0.9 million and the allowance allocations on substandard loans decreased $0.1 million from December 31, 2005. The allowance for loan losses at March 31, 2006 was $4.3 million or 1.29% of loans compared to $4.7 million or 1.44% at December 31, 2005.

Capital Resources
At March 31, 2006, actual capital levels (in millions) and minimum required levels were:

					Minimum Required
			Minimum Required		To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets) Consolidated	$68.3	18.9%	$28.9	8.0%	$—	N/A
State Bank	37.1	12.7	23.3	8.0	29.2	10.0
Exchange Bank	7.6	13.4	4.5	8.0	5.7	10.0
The Company, State Bank and Exchange Bank were categorized as well capitalized at March 31, 2006.
LIQUIDITY
Liquidity relates primarily to the Company’s ability to fund loan demand, meet deposit customers’ withdrawal requirements and provide for operating expenses. Assets used to satisfy these needs consist of cash and due from banks, federal funds sold, interest earning deposits in other financial institutions, securities available-for sale and loans held for sale. These assets are commonly referred to as liquid assets. Liquid assets were $146.8 million at March 31, 2006 compared to $152.4 million at December 31, 2005.
The Company’s residential first mortgage portfolio of $88.5 million at March 31, 2006 and $89.1 million at December 31, 2005, which can and has been used to collateralize borrowings, is an additional source of liquidity. Management believes its current liquidity level is sufficient to meet its liquidity needs. At March 31, 2006, all eligible mortgage loans were pledged under a Federal Home Loan Bank (“FHLB”) blanket lien.
The cash flow statements for the periods presented provide an indication of the Company’s sources and uses of cash as well as an indication of the ability of the Company to maintain an adequate level of liquidity. A discussion of the cash flow statements at March 31, 2006 and 2005 follows.
The Company experienced positive cash flows from operating activities at March 31, 2006 and 2005. Net cash from operating activities was $125,922 and $553,005, respectively, at March 31, 2006 and 2005.
Net cash flow from investing activities was $(11.5) million and $1.9 million at March 31, 2006 and 2005 respectively. The changes in net cash from investing activities at March 31, 2006 include loan growth of $11.4 million and the payment to the Exchange shareholders of $6.5 million partially offset by an decrease in securities of $8.5 million. The changes in net cash from investing activities at March 31, 2005 include an decrease in securities of $4.6 million partially offset by loan growth of $2.0 million.
Net cash flow from financing activities was $15.2 million and $37,550 at March 31, 2006 and 2005, respectively. The net cash variance was primarily due to an increase in total deposits of $13.7 million at March 31, 2006 compared to an increase of total deposits of $5.3 million at March 31, 2005.

Off-Balance-Sheet Borrowing Arrangements:
Significant additional off-balance-sheet liquidity is available in the form of FHLB advances, unused federal funds lines from correspondent banks, and the national certificate of deposit market.
Approximately $77.5 million of the Company’s $88.5 million residential first mortgage loan portfolio qualifies to collateralize FHLB borrowings and was pledged to meet FHLB collateralization requirements as of March 31, 2006. In addition to residential first mortgage loans, $14.2 million in investment securities are pledged to meet FHLB collateralization requirements. Based on the current collateralization requirements of the FHLB, approximately $21.1 million of additional borrowing capacity existed at March 31, 2006.
As of March 31, 2006, the Company had unused federal funds lines totaling $20.9 million from four correspondent banks. At December 31, 2005, the Company had $20.9 million in federal fund lines. Federal funds borrowed were $0 at March 31, 2006 and $4.6 million at December 31, 2005.
TABULAR DISCLOSURE OF CONTRACTUAL OBLIGATIONS
March 31, 2006

	Payment Due by Period
		Less			More
		than 1	1 – 3	3 – 5	than 5
Contractual Obligations	Total	year	years	years	years

Long-Term Debt Obligations	$43,500,000	$10,500,000	$10,000,000	$20,000,000	$3,000,000

Other Debt Obligations	20,620,000	0	0	0	20,620,000

Capital Lease Obligations	0	0	0	0	0

Operating Lease Obligations	1,978,320	261,600	523,200	523,200	670,320

Purchase Obligations	0	0	0	0	0

Other Long-Term Liabilities Reflected on the Registrant’s Balance Sheet under GAAP	224,033,626	166,698,880	52,322,690	4,147,690	864,366

Total	$290,131,946	$177,460,480	$62,845,890	$24,670,890	$25,154,686

The Company’s contractual obligations as of March 31, 2006 were evident in long-term debt obligations, other debt obligations, operating lease obligations and other long-term liabilities. Long-term debt obligations are comprised of FHLB advances of $43.5 million. Other debt obligations are comprised of Trust Preferred Securities of $20.6 million. The operating lease obligation is a lease on the ROC operations building of $99,600 a year and the RDSI-North building of $162,000 a year. Other long-term liabilities are comprised of time deposits of $224,033,626.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
The following table provides information about the Company’s financial instruments used for purposes other than trading that are sensitive to changes in interest rates as of March 31, 2006. It does not present when these items may actually reprice. For loans receivable, securities, and liabilities with contractual maturities, the table presents principal cash flows and related weighted-average interest rates by contractual maturities as well as the Company’s historical experience of the impact of interest rate fluctuations on the prepayment of loans and mortgage backed securities. For core deposits (demand deposits, interest-bearing checking, savings, and money market deposits) that have no contractual maturity, the table presents principal cash flows and, as applicable, related weighted-average interest rates based upon the Company’s historical experience, management’s judgment and statistical analysis, as applicable, concerning their most likely withdrawal behaviors. The current historical interest rates for core deposits have been assumed to apply for future periods in this table as the actual interest rates that will need to be paid to maintain these deposits are not currently known. Weighted average variable rates are based upon contractual rates existing at the reporting date.
Principal/Notional Amount Maturing or Assumed to Withdraw In:
(Dollars in Thousands)

	First	Years
Comparison of 2006 to 2005:	Year	2 – 5	Thereafter	Total
Total rate-sensitive assets:
At March 31, 2006	$203,171	$160,949	$112,069	$476,189
At December 31, 2005	215,721	162,891	92,014	470,626

Increase (decrease)	$(12,550)	$(1,942)	$20,055	$5,563

Total rate-sensitive liabilities:
At March 31, 2006	$214,895	$216,592	$46,563	$478,050
At December 31, 2005	200,846	221,267	40,464	462,577

Increase (decrease)	$14,049	$(4,675)	$6,099	$15,473
The above table reflects expected maturities, not expected repricing. The contractual maturities adjusted for anticipated prepayments and anticipated renewals at current interest rates, as shown in the preceding table, are only part of the Company’s interest rate risk profile. Other important factors include the ratio of rate-sensitive assets to rate sensitive liabilities (which takes into consideration loan repricing frequency but not when deposits may be repriced) and the general level and direction of market interest rates. For core deposits, the repricing frequency is assumed to be longer than when such deposits actually reprice. For some rate sensitive liabilities, their repricing frequency is the same as their contractual maturity. For variable rate loans receivable, repricing frequency can be daily or monthly. For adjustable rate loans receivable, repricing can be as frequent as annually for loans whose contractual maturities range from one to thirty years. While increasingly aggressive local market competition in lending rates has pushed loan rates lower, the Company’s increased reliance on non-core funding sources has restricted the Company’s ability to reduce funding rates in concert with declines in lending rates.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
      With the participation of the President and Chief Executive Officer (the principal executive officer) and the Executive Vice President and Chief Financial Officer (the principal financial officer) of the Company, the Company’s management has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the quarterly period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Company’s President and Chief Executive Officer and Executive Vice President and Chief Financial Officer have concluded that:
•	information required to be disclosed by the Company in this Quarterly Report on Form 10-Q and other reports which the Company files or submits under the Exchange Act would be accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure;

•	information required to be disclosed by the Company in this Quarterly Report on Form 10-Q and other reports which the Company files or submits under the Exchange Act would be recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and

•	the Company’s disclosure controls and procedures are effective as of the end of the quarterly period covered by this Quarterly Report on Form 10-Q to ensure that material information relating to the Company and its consolidated subsidiaries is made known to them, particularly during the period in which this Quarterly Report on Form 10-Q is being prepared.
Changes in Internal Control Over Financial Reporting
      There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended March 31, 2006, that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
There are no material legal proceedings against the Company or any of its subsidiaries other than ordinary, routine litigation incidental to their respective businesses. In the opinion of management, this litigation should not, individually or in the aggregate, have a material adverse effect on the Company’s results of operations or financial condition.
Item 1A. Risk Factors
An investment in our common shares involves certain risks, including those identified and described in Part I, Item 1A. Risk Factors of the Company’s Annual Report of Form 10-K for the fiscal year ended December 31, 2005, as well as cautionary statements contained in this Form 10-Q. These risk factors could materially affect the Company’s business, financial condition or future results. There have been no material change in the risk factors previously disclosed in the Company’s Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
a.	Not applicable

b.	Not applicable

c.	The following table provides information regarding repurchases of the Company’s common shares during the three months ended March 31, 2006:

				Maximum Number
				(or Approximate
			Total Number of	Dollar Value) of
			Shares Purchased as	Shares that May Yet
			Part of Publicly	Be Purchased Under
	Total Number of	Average Price	Announced Plans or	the Plans or
Period	Shares Purchased (1)	Paid per Share	Programs	Programs
January 1 thru January 31, 2006	5,951	$11.68	—	—
February 1 thru February 28, 2006	1,982	$12.54	—	—
March 1 thru March 31, 2006	2,100	$12.58	—	—

(1)	All of the repurchased shares were purchased by Reliance Financial Services, N.A., an indirect subsidiary of the Company, in its capacity as the administrator of the Company’s Employee Stock Ownership and Savings Plan.
Item 3. Defaults Upon Senior Securities
Not applicable
Item 4. Submission of Matters to a Vote of Security Holders
I.	Annual Meeting of Shareholders – April 20, 2006
a.	On April 20, 2006, Rurban Financial Corp. held its Annual Meeting of Shareholders. At the close of business on the February 23, 2006 record date, 5,027,433 Rurban Financial Corp. common shares were outstanding and entitled to vote. At the Annual Meeting,

3,612,251 or 71.9% of the outstanding common shares entitle to vote were represented by proxy or in person.

b.	Directors elected at the Annual Meeting for a three year term:

Thomas A. Buis Kenneth A. Joyce Thomas L. Sauer J. Michael Walz

Directors whose term of office continued after the Annual Meeting:

Thomas M. Callan John R. Compo John Fahl Robert A. Fawcett, Jr. Richard L. Hardgrove Rita A. Kissner Steven D. VanDemark

c.	Results of Matters voted upon at the Annual Meeting: Election of Directors:

Nominee	Votes For	Votes Withheld
Thomas A. Buis	3,381,971	223,562
Kenneth A. Joyce	3,418,461	187,072
Thomas L. Sauer	3,419,802	185,731
J. Michael Walz	3,395,350	210,183
d.	Not applicable
Item 5. Other Information
Not applicable
Item 6. Exhibits
a.	Exhibits
31.1	– Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)

31.2	– Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer)

32.1	– Section 1350 Certification (Principal Executive Officer)

32.2	– Section 1350 Certification (Principal Financial Officer)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

RURBAN FINANCIAL CORP.

Date: May 12, 2006	By	/s/ Kenneth A. Joyce

Kenneth A. Joyce
President & Chief Executive Officer

	By	/s/ Duane L. Sinn

Duane L. Sinn
Executive Vice President & Chief Financial Officer