Form 10-Q
period 2006-06-30
RURBAN FINANCIAL CORP
filed 2006-08-11
CIK 767405

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large Accelerate Filer ☐    Accelerated Filer ☐    Non-Accelerated Filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Shares, without par value	5,027,433 shares
(class)	(Outstanding at August 11, 2006)

RURBAN FINANCIAL CORP.
FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4.	Controls and Procedures

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
Item 1A.	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits
EX-10.1
EX-10.2
EX-10.3
EX-10.4
EX-10.5
EX-31.1
EX-31.2
EX-32.1
EX-32.2

Exhibit 2.1 —	Stock Purchase Agreement

Exhibit 10.1 —	First Amendment to Employment Agreement, executed May 19, 2006 and effective as of March 1, 2006, by and between Rurban Financial Corp. and Kenneth A. Joyce

Exhibit 10.2 —	First Amendment to Supplemental Executive Retirement Plan Agreement, executed May 16, 2006 and effective as of March 1, 2006, by and between Rurban Financial Corp. and Kenneth A. Joyce

Exhibit 10.3 —	Schedule A to Exhibit 10.2 identifying other substantially identical First Amendments to Supplemental Executive Retirement Plan Agreements with executive officers of Rurban Financial Corp. and its subsidiaries

Exhibit 10.4 —	First Amendment to Change in Control Agreement, executed May 17, 2006 and effective as of March 1, 2006, by and between Rurban Financial Corp. and Duane L. Sinn

Exhibit 10.5 —	Schedule A to Exhibit 10.4 identifying other substantially identical First Amendments to Change in Control Agreements with executive officers of Rurban Financial Corp. and its subsidiaries

Exhibit 31.1 —	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)

Exhibit 31.2 —	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer)

Exhibit 32.1 —	Section 1350 Certification (Principal Executive Officer)

Exhibit 32.2 —	Section 1350 Certification (Principal Financial Officer)

Signatures

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
The interim condensed consolidated financial statements of Rurban Financial Corp. (“Rurban” or the “Company”) are unaudited; however, the information contained herein reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of financial condition and results of operations for the interim periods presented. All adjustments reflected in these financial statements are of a normal recurring nature in accordance with Rule 10-01 of Regulation S-X. Results of operations for the three and six months ended June 30, 2006 are not necessarily indicative of results for the complete year.

Rurban Financial Corp.
Condensed Consolidated Balance Sheets
June 30, 2006 and December 31, 2005

	(Unaudited)
	June 30,	December 31,
	2006	2005
Assets
Cash and due from banks	$11,366,725	$12,650,839
Federal funds sold	—	—

Cash and cash equivalents	11,366,725	12,650,839
Interest-bearing deposits	150,000	150,000
Available-for-sale securities	129,963,320	139,353,329
Loans held for sale	—	224,000
Loans, net of unearned income	359,853,906	327,048,229
Allowance for loan losses	(4,438,139)	(4,699,827)
Premises and equipment	13,532,028	13,346,632
Purchased software	4,685,608	3,916,913
Federal Reserve and Federal Home Loan Bank stock	3,692,400	3,607,500
Foreclosed assets held for sale, net	25,000	2,309,900
Interest receivable	3,068,283	3,010,355
Goodwill	8,805,347	8,917,373
Core deposits and other intangibles	3,508,813	3,742,333
Cash value of life insurance	10,615,978	10,443,487
Other	7,015,886	6,521,213

Total assets	$551,845,155	$530,542,276

See notes to condensed consolidated financial statements (unaudited)

Note:	The balance sheet at December 31, 2005 has been derived from the audited consolidated financial statements at that date.

Rurban Financial Corp.
Condensed Consolidated Balance Sheets (continued)
June 30, 2006 and December 31, 2005

	(Unaudited)
	June 30,	December 31,
	2006	2005
Liabilities and Stockholders’ Equity
Liabilities
Deposits
Demand	$48,533,636	$52,073,751
Savings, interest checking and money market	121,840,243	124,206,115
Time	230,582,090	208,558,046

Total deposits	400,955,969	384,837,912
Notes payable	—	938,572
Federal Home Loan Bank advances	53,500,000	45,500,000
Federal funds purchased	—	4,600,000
Retail repurchase agreements	17,441,076	6,080,420
Trust preferred securities	20,620,000	20,620,000
Interest payable	1,704,731	1,373,044
Deferred income taxes	245,644	1,140,001
Other liabilities	3,351,609	11,001,679

Total liabilities	497,819,029	476,091,628

Commitments and Contingent Liabilities

Stockholders’ Equity
Common stock, $2.50 stated value; authorized 10,000,000 shares; issued 5,027,433; outstanding June 30, 2006 — 5,027,433 and December 31, 2005 — 5,027,433	12,568,583	12,568,583
Additional paid-in capital	14,846,990	14,835,110
Retained earnings	29,436,142	28,702,817
Accumulated other comprehensive loss	(2,825,589)	(1,655,862)

Total stockholders’ equity	54,026,126	54,450,648

Total liabilities and stockholders’ equity	$551,845,155	$530,542,276

See notes to condensed consolidated financial statements (unaudited)

Note:	The balance sheet at December 31, 2005 has been derived from the audited consolidated financial statements at that date.

Rurban Financial Corp.
Condensed Consolidated Statements of Operations (Unaudited)
Three Months Ended

	June 30,	June 30,
	2006	2005
Interest Income
Loans
Taxable	$6,043,057	$3,997,200
Tax-exempt	15,157	14,823
Securities
Taxable	1,333,858	984,949
Tax-exempt	136,570	52,173
Other	14,046	83,959

Total interest income	7,542,688	5,133,104

Interest Expense
Deposits	2,556,180	1,293,323
Other borrowings	26,148	66,929
Retail repurchase agreements	159,276	18,806
Federal Home Loan Bank advances	533,845	554,324
Trust preferred securities	436,776	272,402

Total interest expense	3,712,225	2,205,784

Net Interest Income	3,830,463	2,927,320

Provision for Loan Losses	56,321	352,000

Net Interest Income After Provision for Loan Losses	3,774,142	2,575,320

Non-interest Income
Data service fees	3,286,586	3,094,022
Trust fees	792,227	779,047
Customer service fees	542,687	446,286
Net gains on loan sales	71,664	9,278
Loan servicing fees	117,785	79,297
Gains on sale of assets	78,558	56,034
Other	378,745	175,981

Total non-interest income	5,268,252	4,639,945

See notes to condensed consolidated financial statements (unaudited)

Rurban Financial Corp.
Condensed Consolidated Statements of Operations (Unaudited) (continued)
Three Months Ended
Condensed Consolidated Statements of Operations (continued)

	June 30,	June 30,
	2006	2005
Non-interest Expense
Salaries and employee benefits	$3,795,252	$3,501,021
Net occupancy expense	425,918	294,243
Equipment expense	1,347,634	1,283,692
Data processing fees	119,368	113,499
Professional fees	524,902	710,539
Marketing expense	242,498	83,254
Printing and office supplies	173,361	130,591
Telephone and communications	407,648	385,393
Postage and delivery expense	122,267	83,975
State, local and other taxes	190,436	88,825
Employee expense	260,523	265,459
Other	470,068	525,708

Total non-interest expense	8,079,875	7,466,199

Income (Loss) Before Income Tax	962,519	(250,934)

Provision for Income Taxes	248,996	(137,232)

Net Income (Loss)	$713,523	$(113,702)

Basic Earnings (Loss) Per Share	$0.14	$(0.02)

Diluted Earnings (Loss) Per Share	$0.14	$(0.02)

Dividends Declared Per Share	$0.05	$0.05

See notes to condensed consolidated financial statements (unaudited)

Rurban Financial Corp.
Condensed Consolidated Statements of Operations (Unaudited)
Six Months Ended

	June 30,	June 30,
	2006	2005
Interest Income
Loans
Taxable	$11,597,211	$7,911,166
Tax-exempt	27,392	30,329
Securities
Taxable	2,646,459	2,039,407
Tax-exempt	268,403	94,198
Other	50,312	102,217

Total interest income	14,589,777	10,177,317

Interest Expense
Deposits	4,677,394	2,396,744
Other borrowings	52,447	137,204
Retail repurchase agreements	283,553	36,453
Federal Home Loan Bank advances	1,016,666	1,140,876
Trust preferred securities	865,198	541,810

Total interest expense	6,895,258	4,253,087

Net Interest Income	7,694,519	5,924,230

Provision for Loan Losses	302,321	352,000

Net Interest Income After Provision for Loan Losses	7,392,198	5,572,230

Non-interest Income
Data service fees	6,527,720	6,269,965
Trust fees	1,607,678	1,583,540
Customer service fees	1,092,754	883,002
Net gains on loan sales	132,710	17,348
Net realized losses on sales of available-for-sale securities	—	(8,750)
Loan servicing fees	204,479	146,140
Gains on sale of assets	59,432	17,076
Other	651,778	362,386

Total non-interest income	10,276,551	9,270,707

Rurban Financial Corp.
Condensed Consolidated Statements of Operations (Unaudited) (continued)
Six Months Ended

	June 30,	June 30,
	2006	2005
Non-interest Expense
Salaries and employee benefits	$7,652,985	$6,732,345
Net occupancy expense	865,867	584,398
Equipment expense	2,723,461	2,536,791
Data processing fees	255,958	204,697
Professional fees	1,044,267	1,229,070
Marketing expense	368,946	163,971
Printing and office supplies	326,345	281,833
Telephone and communications	810,015	755,434
Postage and delivery expense	254,260	158,027
State, local and other taxes	324,293	233,353
Employee expense	509,912	501,530
Other	893,597	824,888

Total non-interest expense	16,029,906	14,206,337

Income Before Income Tax	1,638,843	636,600

Provision for Income Taxes	402,775	111,838

Net Income	$1,236,068	$524,762

Basic Earnings Per Share	$0.25	$0.11

Diluted Earnings Per Share	$0.25	$0.11

Dividends Declared Per Share	$0.10	$0.10

RURBAN FINANCIAL CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’
EQUITY (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Balance at beginning of period	$54,051,932	$49,776,761	$54,450,648	$50,305,795

Net Income	713,523	(113,702)	1,236,068	524,762

Other comprehensive income (loss):
Net change in unrealized gains (losses) on securities available for sale, net	(493,897)	1,129,671	(1,169,727)	189,266

Total comprehensive income	219,626	1,015,969	66,341	714,028

Cash dividend	(251,372)	(228,456)	(502,741)	(456,882)

Stock options exercised	—	35,262	—	36,595

Stock option expense	5,940	—	11,878	—

Balance at end of period	$54,026,126	$50,599,536	$54,026,126	$50,599,536

See notes to condensed consolidated financial statements (unaudited)

Rurban Financial Corp.
Condensed Consolidated Statements of Cash Flows (Unaudited)
Six Months Ended

	June 30,	June 30,
	2006	2005
Operating Activities
Net income	$1,236,068	$524,762
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,717,743	1,496,096
Provision for loan losses	302,321	352,000
Expense of stock option plan	11,878	—
Amortization of premiums and discounts on securities	125,158	63,769
Amortization of intangible assets	233,520	43,088
Deferred income taxes	(613,792)	(346,014)
Gain from sale of loans	(132,710)	(17,348)
Gain on sales of foreclosed assets	(66,454)	(7,296)
FHLB Stock Dividends	(84,900)	(53,600)
(Gain) loss on sales of premises and equipment	7,022	(9,780)
Net realized losses on available-for-sale securities	—	8,750
Changes in
Proceeds from sale of loans held for sale	6,864,003	1,486,148
Originations of loans held for sale	(6,507,295)	(1,706,700)
Interest receivable	(57,928)	(81,318)
Other assets	(560,973)	234,024
Interest payable and other liabilities	(865,297)	374,229

Net cash provided by operating activities	1,608,364	2,360,810

Investing Activities
Purchases of available-for-sale securities	(12,727,731)	(11,780,508)
Proceeds from maturities of available-for-sale securities	5,008,771	7,878,122
Proceeds from the sales of available-for-sale securities	15,562,738	4,117,695
Net change in loans	(33,623,712)	(4,381,054)
Purchase of premises and equipment	(2,702,597)	(1,924,199)
Proceeds from assumption of net liabilities in business acquisition	—	48,645,686
Cash paid to shareholders of Exchange Bank Acquisition	(6,453,084)	—
Proceeds from sales of premises and equipment	23,741	197,706
Proceeds from the sale of foreclosed assets	2,581,996	1,234,417

Net cash provided by (used in) investing activities	(32,329,878)	43,987,865

See notes to condensed consolidated financial statements (unaudited)

Rurban Financial Corp.
Condensed Consolidated Statements of Cash Flows (Unaudited) (continued)
Six Months Ended

	June 30,	June 30,
	2006	2005
Financing Activities
Net increase (decrease) in demand deposits, money market, interest checking and savings accounts	$(5,905,987)	$5,051,433
Net increase (decrease) in certificates of deposit	22,024,044	(4,894,426)
Net increase in securities sold under agreements to repurchase	11,360,656	564,813
Net decrease in federal funds purchased	(4,600,000)	(7,500,000)
Proceeds from Federal Home Loan Bank advances	23,900,000	12,500,000
Repayment of Federal Home Loan Bank advances	(15,900,000)	(30,500,000)
Repayment of notes payable	(938,572)	(674,129)
Dividends paid	(502,741)	(456,882)
Proceeds from stock options exercised	—	36,595

Net cash provided by (used in) financing activities	29,437,400	(25,872,596)

(Decrease) Increase in Cash and Cash Equivalents	(1,284,114)	20,476,079

Cash and Cash Equivalents, Beginning of Year	12,650,839	10,617,766

Cash and Cash Equivalents, End of Period	$11,366,725	$31,093,845

Supplemental Cash Flows Information
Interest paid	$6,563,571	$4,131,843
Transfer of loans to foreclosed assets	$336,833	$2,881,547
See notes to condensed consolidated financial statements (unaudited)

RURBAN FINANCIAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE A—BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements reflect all adjustments that are, in the opinion of management, necessary to fairly present the financial position, results of operations and cash flows of the Company. Those adjustments consist only of normal recurring adjustments. Results of operations for the three and six months ended June 30, 2006 are not necessarily indicative of results for the complete year.
The condensed consolidated balance sheet of the Company as of December 31, 2005 has been derived from the audited condensed consolidated balance sheet of the Company as of that date.
For further information, refer to the condensed consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
Reclassifications
Certain reclassifications have been made to the 2005 financial statements to conform to the 2006 financial statement presentation. These reclassifications had no effect on net income.
Stock Based Compensation
Effective January 1, 2006, the Company adopted Statement of Financial Standards (“SFAS”) No. 123(R) using the “modified prospective” method, and accordingly, will not restate prior period results. SFAS 123(R) requires compensation expense to be recognized for all stock options granted after the date of adoption and for all previously granted stock options that vest after the date of adoption. The fair value of stock options is determined using the Black-Scholes valuation model, which is consistent with the Company’s valuation methodology previously utilized for options in the footnote disclosures required under SFAS No. 123. The impact of this adoption on financial statements for the period ended June 30, 2006 is not considered material.
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
As of June 30, 2006, the Company had 19,000 nonvested options outstanding and there was $83,160 of total unrecognized compensation cost related to these nonvested options. This cost is expected to be recognized monthly on a straight-line basis as each option is vested through December 21, 2010.

The following table illustrates the effect on net income and earnings per share if expense had been measured using the fair value recognition provisions of SFAS No. 123(R).

	Three Months Ended June 30, 2006
	Using Previous	SFAS 123(R)	As
	Accounting	Adjustment	Reported
Income before tax expense	$968,459	$(5,940)	$962,519
Income taxes	248,996	—	248,996

Net income	$719,463	$(5,940)	$713,523

Earnings per share:
Basic	$0.14		$0.14
Diluted	$0.14		$0.14

	Six Months Ended June 30, 2006
	Using Previous	SFAS 123(R)	As
	Accounting	Adjustment	Reported
Income before tax expense	$1,650,721	$(11,878)	$1,638,843
Income taxes	402,775	—	402,775

Net income	$1,247,946	$(11,878)	$1,236,068

Earnings per share:
Basic	$0.25		$0.25
Diluted	$0.25		$0.25

	Three Months Ended June 30, 2005
		SFAS 123(R)
	As Reported	Adjustment	Proforma
Net loss before tax expense	$(250,934)	$(2,970)	$(253,904)
Income taxes	(137,232)	—	(137,232)

Net loss	$(113,702)	$(2,970)	$(116,672)

Loss per share:
Basic	$(0.02)		$(0.03)
Diluted	$(0.02)		$(0.03)

	Six Months Ended June 30, 2005
		SFAS 123(R)
	As Reported	Adjustment	Proforma
Income before tax expense	$636,600	$(637,795)	$(1,195)
Income taxes	111,838	—	111,838

Net income	$524,762	$(637,795)	$(113,033)

Earnings per share:
Basic	$0.11		$(0.02)
Diluted	$0.11		$(0.02)

NOTE B — EARNINGS PER SHARE
Earnings per share (EPS) have been computed based on the weighted average number of shares outstanding during the periods presented. For the periods ended June 30, 2006 and 2005, stock options totaling 280,907 and 233,191 common shares, respectively, were not considered in computing EPS as they were anti-dilutive. The number of shares used in the computation of basic and diluted earnings per share was:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Basic earnings per share	5,027,433	4,569,316	5,027,433	4,568,860
Diluted earnings per share	5,028,397	4,569,316	5,029,338	4,578,981
NOTE C — LOANS, RISK ELEMENTS AND ALLOWANCE FOR LOAN LOSSES
Total loans on the balance sheet are comprised of the following classifications at:

	June 30,	December 31,
	2006	2005
Commercial	$85,202,279	$79,359,126
Commercial real estate	86,444,691	68,071,738
Agricultural	45,013,246	40,236,664
Residential real estate	91,288,884	89,086,024
Consumer	50,672,660	48,876,788
Lease financing	1,528,206	1,661,126

Total loans	360,149,965	327,291,466
Less
Net deferred loan fees, premiums and discounts	(296,060)	(243,237)

Loans, net of unearned income	$359,853,906	$327,048,229

Allowance for loan losses	$(4,438,139)	$(4,699,827)

The following is a summary of the activity in the allowance for loan losses account for the six months ended June 30, 2006 and the year ended December 31, 2005.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Balance, beginning of period	$4,348,541	$4,800,293	$4,699,827	$4,899,063
Provision charged to expense	56,321	352,000	302,321	352,000
Recoveries	154,342	931,882	297,643	1,115,462
Loans charged off	(121,065)	(873,711)	(861,652)	(1,156,061)

Balance, end of period	$4,438,139	$5,210,464	$4,438,139	$5,210,464

The following schedule summarizes nonaccrual, past due and impaired loans at:

	June 30,	December 31,
	2006	2005
Non-accrual loans	$5,473,000	$6,270,000

Accruing loans which are contractually past due 90 days or more as to interest or principal payments	5,600	5,200

Total non-performing loans	$5,478,600	$6,275,200

Individual loans determined to be impaired, including non-accrual loans, were as follows:

	June 30,	December 31,
	2006	2005
Loans with no allowance for loan losses allocated	$827,000	$1,676,000
Loans with allowance for loan losses allocated	3,161,000	4,460,000

Total impaired loans	$3,988,000	$6,136,000

Amount of allowance allocated	$756,000	$1,993,000

NOTE D — REGULATORY MATTERS
The Company, The State Bank and Trust Company (“State Bank”) and The Exchange Bank (“Exchange Bank”) are subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary, actions by regulators. If undertaken, these actions could have a direct material adverse effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company, State Bank and Exchange Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.
Quantitative measures established by regulation to ensure capital adequacy require the Company, State Bank and Exchange Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital to average assets (as defined) in the regulations. As of June 30, 2006 and 2005, the Company, State Bank and Exchange Bank exceeded all “well-capitalized” requirements to which they are subject.
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

The Company’s consolidated, State Bank’s and Exchange Bank’s actual capital amounts (in millions) and ratios, as of June 30, 2006 and December 31, 2005 are also presented in the following table.

					To Be Well Capitalized Under
			Minimum Required For		Prompt Corrective Action
	Actual		Capital Adequacy Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2006
Total Capital (to Risk-Weighted Assets)
Consolidated	$69.0	18.1%	$30.4	8.0%	$—	N/A
State Bank	37.9	12.1	25.0	8.0	31.3	10.0
Exchange Bank	7.7	12.9	4.8	8.0	6.0	10.0

Tier I Capital (to Risk-Weighted Assets)
Consolidated	63.5	16.7	15.2	4.0	—	N/A
State Bank	34.5	11.0	12.5	4.0	18.8	6.0
Exchange Bank	7.0	11.7	2.4	4.0	3.6	6.0

Tier I Capital (to Average Assets)
Consolidated	63.5	11.9	21.3	4.0	—	N/A
State Bank	34.5	7.9	17.6	4.0	22.0	5.0
Exchange Bank	7.0	8.7	3.2	4.0	4.0	5.0

As of December 31, 2005
Total Capital (to Risk-Weighted Assets)
Consolidated	$67.8	19.3%	$28.1	8.0%	$—	N/A
State Bank	36.6	13.0	22.6	8.0	28.2	10.0
Exchange Bank	7.5	13.8	4.4	8.0	5.5	10.0

Tier I Capital (to Risk-Weighted Assets)
Consolidated	62.1	17.7	14.0	4.0	—	N/A
State Bank	33.5	11.9	11.3	4.0	16.9	6.0
Exchange Bank	6.9	12.6	2.2	4.0	3.3	6.0

Tier I Capital (to Average Assets)
Consolidated	62.1	14.4	17.2	4.0	—	N/A
State Bank	33.5	8.0	16.7	4.0	20.8	5.0
Exchange Bank	6.9	8.5	3.2	4.0	4.1	5.0
NOTE E — CONTINGENT LIABILITIES
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

NOTE F — NEW ACCOUNTING PRONOUNCEMENTS
In March 2006, SFAS No. 156, “Accounting for Servicing of Financial Assets,” was issued. SFAS No. 156 amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” as it relates to the accounting for separately recognized servicing assets and servicing liabilities by requiring that all separately recognized servicing assets and servicing liabilities be initially measured by fair value, if practicable. SFAS No. 156 also permits the subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value. The Company is currently measuring the effects of SFAS No. 156 and looks to adopt it in the fourth quarter of 2006. At this time, the Company believes that the adoption of SFAS No. 156 will have an immaterial impact on the financial position or results of operations of the company.
NOTE G — COMMITMENTS AND CREDIT RISK
As of June 30, 2006, loan commitments and unused lines of credit totaled $78,660,000, standby letters of credit totaled $640,000 and no commercial letters of credit were outstanding.
NOTE H — SEGMENT INFORMATION
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

NOTE H — SEGMENT INFORMATION (Continued)
As of and for the six months ended June 30, 2006

		Data		Total	Intersegment	Consolidated
Income statement information:	Banking	Processing	Other	Segments	Elimination	Totals

Net interest income (expense)	$8,633,604	$(97,590)	$(841,495)	$7,694,519		$7,694,519

Non-interest income — external customers	2,098,973	6,527,720	1,649,858	10,276,551		10,276,551

Non-interest income — other segments	—	840,001	2,141,430	2,981,431	(2,981,431)	—

Total revenue	10,732,577	7,270,131	2,949,793	20,952,501	(2,981,431)	17,971,070

Non-interest expense	10,918,170	5,755,990	2,337,177	19,011,337	(2,981,431)	16,029,906

Significant non-cash items:
Depreciation and amortization	410,277	1,186,084	121,382	1,717,743	—	1,717,743
Provision for loan losses	302,321	—	—	302,321	—	302,321

Income tax expense (benefit)	231,974	514,808	(344,007)	402,775	—	402,775

Segment profit (loss)	$884,590	$999,332	$(647,854)	$1,236,068	$—	$1,236,068

Balance sheet information:
Total assets	$545,364,406	$13,882,700	$12,842,321	$572,089,427	$(20,244,272)	$551,845,155

Goodwill and intangibles	12,314,160	—	—	12,314,160	—	12,314,160

Premises and equipment expenditures	382,879	2,216,279	103,439	2,702,597	—	2,702,597

NOTE H — SEGMENT INFORMATION (Continued)
As of and for the six months ended June 30, 2005

		Data		Total	Intersegment	Consolidated
Income statement information:	Banking	Processing	Other	Segments	Elimination	Totals

Net interest income (expense)	$6,608,055	$(124,305)	$(559,520)	$5,924,230		$5,924,230

Non-interest income — external customers	1,389,625	6,269,965	1,611,117	9,270,707		9,270,707

Non-interest income — other segments	—	649,367	910,243	1,559,610	(1,559,610)	—

Total revenue	7,997,680	6,795,027	1,961,840	16,754,547	(1,559,610)	15,194,937

Non-interest expense	7,821,786	5,511,937	2,432,224	15,765,947	(1,559,610)	14,206,337

Significant non-cash items:
Depreciation and amortization	299,611	1,142,852	53,633	1,496,096	—	1,496,096
Provision for loan losses	352,000	—	—	352,000	—	352,000

Income tax expense (benefit)	(16,695)	434,208	(305,675)	111,838	—	111,838

Segment profit (loss)	$259,617	$848,883	$(583,738)	$524,762	$—	$524,762

Balance sheet information:
Total assets	$444,561,492	$10,872,652	$5,470,394	$460,904,538	$(9,856,645)	$451,047,893

Goodwill and intangibles	7,575,210	—	—	7,575,210	—	7,575,210

Premises and equipment expenditures	334,005	1,542,925	47,269	1,924,199	—	1,924,199

NOTE H — SEGMENT INFORMATION (Continued)
As of and for the three months ended June 30, 2006

		Data		Total	Intersegment	Consolidated
Income statement information:	Banking	Processing	Other	Segments	Elimination	Totals

Net interest income (expense)	$4,305,462	$(51,663)	$(423,336)	$3,830,463		$3,830,463

Non-interest income — external customers	1,167,388	3,286,587	814,277	5,268,252		5,268,252

Non-interest income — other segments	—	397,833	949,344	1,347,177	(1,347,177)	—

Total revenue	5,472,850	3,632,757	1,340,285	10,445,891	(1,347,177)	9,098,715

Non-interest expense	5,328,403	2,948,796	1,149,853	9,427,052	(1,347,177)	8,079,875

Significant non-cash items:
Depreciation and amortization	208,459	591,565	69,976	870,000	—	870,000
Provision for loan losses	56,321	—	—	56,321	—	56,321

Income tax expense (benefit)	191,710	232,546	(175,260)	248,996	—	248,996

Segment profit (loss)	$592,303	$451,413	$(330,193)	$713,523	$—	$713,523

Balance sheet information:
Total assets	$545,364,406	$13,882,700	$12,842,321	$572,089,427	$(20,244,272)	$551,845,155

Goodwill and intangibles	12,314,160	—	—	12,314,160	—	12,314,160

Premises and equipment expenditures	88,702	405,022	71,832	565,556	—	565,556

NOTE H — SEGMENT INFORMATION (Continued)
As of and for the three months ended June 30, 2005

		Data		Total	Intersegment	Consolidated
Income statement information:	Banking	Processing	Other	Segments	Elimination	Totals

Net interest income (expense)	$3,267,861	$(60,537)	$(280,004)	$2,927,320		$2,927,320

Non-interest income — external customers	753,058	3,094,022	792,865	4,639,945		4,639,945

Non-interest income — other segments	—	319,517	458,968	778,485	(778,485)	—

Total revenue	4,020,919	3,353,002	971,829	8,345,750	(778,485)	7,567,265

Non-interest expense	4,108,501	2,804,310	1,331,873	8,244,684	(778,485)	7,466,199

Significant non-cash items:
Depreciation and amortization	(1,162,788)	578,634	27,100	759,106	—	759,106
Provision for loan losses	352,000	—	—	352,000	—	352,000

Income tax expense (benefit)	(142,530)	192,003	(186,705)	(137,232)	—	(137,232)

Segment profit (loss)	$(111,331)	$356,689	$(359,061)	$(113,702)	$—	$(113,702)

Balance sheet information:
Total assets	$444,561,492	$10,872,652	$5,470,394	$460,904,538	$(9,856,645)	$451,047,893

Goodwill and intangibles	7,575,210	—	—	7,575,210	—	7,575,210

Premises and equipment expenditures	169,210	836,914	26,566	1,032,690	—	1,811,088

NOTE I — ACQUISITIONS
On May 19, 2006, Rurbanc Data Services, Inc. (“RDSI”), the bank data processing subsidiary of Rurban Financial Corp. (“Rurban”), entered into a Stock Purchase Agreement with Lance Thompson and Robert Church (collectively, the “Shareholders”), which provides for the acquisition by RDSI of Diverse Computer Marketers, Inc., headquartered in Lansing, Michigan, and a related company, DCM Indiana, Inc., located in Indianapolis, Indiana (collectively, the “DCM Companies”). Under the terms of the Stock Purchase Agreement, RDSI will acquire all of the outstanding stock of the DCM Companies from the Shareholders for an aggregate purchase price of $7 million, less the amount of any indebtedness of the DCM Companies on the closing date and certain other adjustments set forth in the Stock Purchase Agreement. An additional $250,000 is payable to the Shareholders contingent upon the continuation of profitable growth over the first year of combined operations. The entire purchase price will be paid in cash.
The acquisition is expected to close during the third quarter of 2006, and is subject to approval by regulatory authorities and the satisfaction of other customary conditions set forth in the Stock Purchase Agreement. Upon completion of the acquisition, the DCM Companies will operate as subsidiaries of RDSI.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Statement Regarding Forward-Looking Information
Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that are provided to assist in the understanding of anticipated future financial performance. Forward-looking statements provide current expectations or forecasts of future events and are not guarantees of future performance. Examples of forward-looking statements include: (a) projections of income or expense, earnings per share, the payments or non-payments of dividends, capital structure and other financial items; (b) statements of plans and objectives of the Company or our management or Board of Directors, including those relating to products or services; (c) statements of future economic performance; and (d) statements of assumptions underlying such statements. Words such as “believes,” “anticipates,” “expects,” “intends,” “targeted,” and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying those statements. Forward-looking statements are based on management’s expectations and are subject to a number of risks and uncertainties. Although management believes that the expectations reflected in such forward-looking statements are reasonable, actual results may differ materially from those expressed or implied in such statements. Risks and uncertainties that could cause actual results to differ materially include, without limitation, changes in interest rates, changes in the competitive environment, and changes in banking regulations or other regulatory or legislative requirements affecting bank holding companies. Additional detailed information concerning a number of important factors which could cause actual results to differ materially from the forward-looking statements contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations is available in the Company’s filings with the Securities and Exchange Commission, under the Securities Exchange Act of 1934, including the disclosure under the heading “Item 1A. Risk Factors” of Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005. Undue reliance should not be placed on the forward-looking statements, which speak only as of the date hereof. Except as may be required by law, the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made to reflect unanticipated events.
Overview of Rurban
Rurban is a bank holding company registered with the Federal Reserve Board. Rurban’s wholly-owned subsidiaries, The State Bank and Trust Company (“State Bank”) and The Exchange Bank (“Exchange Bank”), are engaged in commercial banking. Rurban’s subsidiary, Rurbanc Data Services, Inc. (“RDSI”), provides computerized data processing services to community banks and businesses.
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
Rurban Operations Corp. (“ROC”) was formed in December 2005 and its first day of operation commenced January 3, 2006. ROC serves as a central location for the performance of the following functions that provides services for all of the Company’s subsidiaries: human resources, marketing, facilities maintenance, loan operations, loan accounting, collections, file room, internet banking, credit analysis, VISA processing, mortgage operations, technology, training and development, deposit operations, operations administration, accounting, and a call center.
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
Impact of Accounting Changes
In March 2006, SFAS No. 156, “Accounting for Servicing of Financial Assets,” was issued. SFAS No. 156 amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” as it relates to the accounting for separately recognized servicing assets and servicing liabilities by requiring that all separately recognized servicing assets and servicing liabilities be initially measured by fair value, if practicable. SFAS No. 156 also permits the subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value. The Company is currently measuring the effects of SFAS No. 156 and looks to adopt it in the fourth quarter of 2006. At this time, the Company believes that the adoption of SFAS No. 156 will have an immaterial impact on the financial position or results of operations.
Three Months Ended June 30, 2006 compared to Three Months Ended June 30, 2005
Net Income: Net income for the second quarter of 2006 was $714,000, or $0.14 per diluted share, compared to a $114,000 net loss, or $(0.02) per diluted share, for the second quarter of 2005. This quarterly increase in net income was driven by a $903,000 increase in net interest income, a $296,000 decrease in the provision for loan losses, and a $628,000 increase in non-interest income, subject to a $614,000 increase in non-interest expense. The Company’s efficiency ratio improved to 88.05% for the second quarter of 2006 compared to 98.22% for the second quarter of 2005.

Net Interest Income: The Banking Group’s improving asset quality, loan growth, acquisitions and portfolio mix had a positive impact on net interest margin. Net interest margin improved 15 basis points to 3.25% compared to 3.10% in the first quarter of 2005. Net interest income increased $903,000 to $3.8 million for the three months ended June 30, 2006 compared to $2.9 million for the second quarter 2005. Nonperforming assets have decreased $10.2 million from $16.1 million at June 30, 2005 to $5.9 million at June 30, 2006. Average loan balances have increased $80.5 million from $265.5 million for the second quarter of 2005 to $345.9 million for the second quarter of 2006. Of the $80.5 million increase in average loans, $56.1 million was due to the Exchange Bank acquisition, effective as of December 31, 2005, $5.9 million was due to the acquisition of the Lima branches in June 2005, and $18.5 million was due to organic growth within the existing State Bank and Trust loan portfolio.
Provision for Loan Losses: The provision for loan losses was $56,000 in the second quarter of 2006 compared to $352,000 for the second quarter of 2005 despite significant growth in loan balances. The lower provision was due in part to the Company’s very low loss experience in the 2006-second quarter, which reflected net recoveries of $33,000. For the second quarter ended June 30, 2006, net charge-offs as a percentage of average loans was (0.04%) annualized. Asset quality continues to strengthen. At quarter end, consolidated non-performing assets, including those of RFCBC (the loan workout subsidiary) and Exchange Bank, were $5.9 million or 1.07% of total assets compared with $16.1 million or 3.57% of total assets for the prior year second quarter.
Non-interest Income: Non-interest income was $5.3 million for the second quarter of 2006 compared with $4.6 million for the prior year quarter, which represents an increase of $628,000 or 13.53%. RDSI accounted for 30.65% or $193,000 of the growth, and the remainder was derived from customer service fees (up $96,000 or 21.60%), mortgage banking activities (up $62,000) and other non-interest income (up $203,000). In 2005, RDSI contracted ten new client banks for data processing services and eleven new client banks for its item processing business line. Data services fees for the second quarter increased $193,000 or 6.22% from one year-ago levels. Currently only approximately two-thirds of the client banks signed in 2005 have been converted to RDSI’s systems. The increase in customer service fees, mortgage banking activities and other non-interest income is the direct result of the Exchange Bank acquisition. Detail of the $203,000 other non-interest income increase includes a $42,000 gain on the sale of OREO properties and $87,000 in recoveries on Exchange Bank loans charged off prior to the acquisition date.
Non-interest Expense: Non-interest expense was $8.1 million compared with $7.5 million for the 2005-second quarter, up 8.22%. This $614,000 increase was primarily due to the addition of Exchange Bank’s $1.2 million of operating expenses and partially offset by a $550,000 reduction in State Bank’s operating expenses since the acquisition of the Lima branches in the second quarter of 2005. Professional fees associated with loan workouts also decreased $186,000 or 26.13 % from the year-ago quarter.
Six Months Ended June 30, 2006 compared to Six Months Ended June 30, 2005
Net Income: On a consolidated basis, Rurban Financial Corp had net income of $1.2 million or $0.25 per diluted share for the six months ended June 30, 2006 compared to $525,000 or $0.11 per diluted share for the six months ended June 30, 2005. This represents a $711,000 or 135.55% increase in comparison of the six-month periods. Significant changes between the two quarters include a $1.8 million increase in net interest income, a $1.0 million increase in total non-interest income along with a

$1.8 million increase in non-interest expense. The efficiency of the Company improved to 89.20% for the six months ended June 30, 2006 from 93.5% for the six months ended June 30, 2005. The increase in earning assets associated with the two acquisitions that the Company completed last year was the primary cause of this improvement.
Net Interest Income: For the six months ended June 30, 2006, net interest income increased $1.8 million to $7.7 million, a 29.88% increase from the six-month period ended June 30, 2005. This increase is the result of a $3.7 million increase in taxable loan interest, a $607,000 increase in taxable securities interest and a $174,000 increase in tax-exempt interest, outpacing the increase in deposit interest expense of $2.3 million. Of the $2.3 million increase in interest expense, deposit interest expense increased by $2.3 million, trust preferred securities interest increased by $323,000 and Retail Repurchase Agreements increased by $247,000, while Federal Home Loan Bank advance interest decreased by $124,000.
Provision for Loan Losses: The provision for loan losses was $302,000 for the six months ended June 30, 2006 compared to $352,000 for the six months ended June 30, 2005. This represents a $50,000 or 14.11% decrease in comparison of the six month periods. The following asset quality ratios as of the end of their respective periods demonstrate the decrease in the provision:

	June 30,	December	June 30,
(dollars in ,000)	2006	31, 2005	2005
Non-performing loans	$5,479	$6,270	$13,453
OREO	$430	$2,608	$2,639
Non-performing assets	$5,909	$8,878	$16,092
Non-performing assets / Total assets	1.07%	1.67%	3.57%
Allowance for loan losses / Total loans	1.23%	1.44%	1.92%
Allowance for loan losses/Non-performing assets	75.1%	52.9%	32.4%
Non-interest Income: Non-interest income was $10.3 million for the six months ended June 30, 2006 compared with $9.3 million for the six months ended June 30, 2005. Of the $1.0 million increase, RDSI accounted for $258,000 or 25.63%. Customer service fees increased $210,000 and gain on the sales of loans increased $115,000 in the first two quarters of 2006 compared to the first two quarters of 2005. Management attributes these increases to the Exchange Bank and Lima Market branch acquisitions. Other increases include other non-interest income, which increased $289,000. Detail of the $289,000 other non-interest income increase includes a $42,000 gain on the sale of OREO properties and $87,000 in recoveries on Exchange Bank loans charged off prior to the acquisition date, all of which occurred in the second quarter of 2006.
Non-interest Expense: For the six months ended June 30, 2006, total non-interest expense was $16.0 million. This represents a $1.8 million increase from the $14.2 million reported for the six months ended June 30, 2005. Of this $1.8 million increase, salaries and employee benefits increased $921,000 or 13.67% to $7.7 million at June 30, 2006. Net occupancy expense increased $281,000 to $866,000 and marketing expense increased $205,000 to $369,000 in comparison of the two six month periods ended June 30, 2006 and 2005. These increases are direct results of the acquisitions made in 2005. Professional fees decreased $185,000 from $1.2 million for the six months ended June 30, 2005 to $1.0 million for the six months ended June 30, 2006, primarily as a result of the decrease in non-performing loans.
Changes in Financial Condition
June 30, 2006 vs. December 31, 2005
At June 30, 2006, total assets were $551.8 million, representing an increase of $21.3 million or 4.02% over December 31, 2005. The increase was primarily attributable to an increase of $32.8 million or 10.03% in loans, while available-for-sale securities decreased $9.4 million during the six month period. The entire securities portfolio of Exchange Bank was liquidated in the first quarter of 2006 and only a portion was reinvested in securities. The remaining portion of the $9.4 million reduction in the securities portfolio was invested in the loan portfolio which, in turn, contributed to the improvement in net interest margin.
From December 31, 2005 to June 30, 2006, foreclosed assets held for sale decreased from $2.3 million to $25,000. At quarter end, consolidated non-performing assets, including those of RFCBC (the loan workout subsidiary) and Exchange Bank, were $5.9 million or 1.07% of total assets, compared with $16.1 million or 3.57% of total assets at June 30, 2005. This decrease in non-interest-earning/non-performing assets has also had a positive impact on net interest margin.
At June 30, 2006, liabilities totaled $497.8 million, an increase of $21.7 million since December 31, 2005. Of this increase, significant changes include total deposits which increased $16.2 million (4.19%), Federal Home Loan Bank Advances which increased $8.0 million (17.59%) and repurchase agreements which increased $11.4 million (186.84%). These increases were partially offset by a decrease of $4.6 million in federal funds purchased and a $7.7 million decrease in other liabilities. Of the $16.2 million increase in total deposits, time deposits increased $22.0 million, while demand deposits decreased $3.5 million and savings, interest checking and money market deposits decreased $2.3 million during the period. Of the $7.7 million decrease in other liabilities, $6.5 million is the result of the cash paid to the shareholders of Exchange as part of the acquisition.
Capital Resources
At June 30, 2006, actual capital levels (in millions) and minimum required levels were as follows:

					Minimum Required
			Minimum Required		To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)
Consolidated	$69.0	18.1%	$30.4	8.0%	$—	N/A
State Bank	37.9	12.1	25.0	8.0	31.3	10.0
Exchange Bank	7.7	12.9	4.8	8.0	6.0	10.0
     The Company, State Bank and Exchange Bank were categorized as well capitalized at June 30, 2006.

LIQUIDITY
Liquidity relates primarily to the Company’s ability to fund loan demand, meet deposit customers’ withdrawal requirements and provide for operating expenses. Assets used to satisfy these needs consist of cash and due from banks, federal funds sold, interest earning deposits in other financial institutions, securities available-for sale and loans held for sale. These assets are commonly referred to as liquid assets. Liquid assets were $141.5 million at June 30, 2006 compared to $152.4 million at December 31, 2005.
The Company’s residential first mortgage portfolio of $91.3 million at June 30, 2006 and $89.1 million at December 31, 2005, which can and has been used to collateralize borrowings, is an additional source of liquidity. Management believes its current liquidity level is sufficient to meet its liquidity needs. At June 30, 2006, all eligible mortgage loans were pledged under a Federal Home Loan Bank (“FHLB”) blanket lien.
The cash flow statements for the periods presented provide an indication of the Company’s sources and uses of cash as well as an indication of the ability of the Company to maintain an adequate level of liquidity. A discussion of the cash flow statements for the six months ended June 30, 2006 and 2005 follows.
The Company experienced positive cash flows from operating activities for the six months ended June 30, 2006 and 2005. Net cash provided from operating activities was $1.4 million and $2.4 million respectively, for the six months ended June 30, 2006 and 2005.
Net cash flow from investing activities was $(32.1) million and $44.0 million for the six months ended June 30, 2006 and 2005, respectively. The changes in net cash from investing activities at June 30, 2006 include loan growth of $33.4 million, available-for-sale securities purchases totaling $12.7 million, the payment to the Exchange shareholders of $6.5 million, which were partially offset by investment security maturities and sales of $20.6 million and the sale of $2.6 million in foreclosed assets. The changes in net cash from investing activities at June 30, 2005 include an increase of $48.6 million from the assumption of net liabilities in the Lima Market branch acquisitions, offset by a $4.4 million increase in the loan portfolio.
Net cash flow from financing activities was $29.4 million and $(25.9) million for the six month periods ended June 30, 2006 and 2005. The 2006 financing activities include a $27.5 million increase in deposits and a net increase in FHLB advances of $8.0 million, while fed funds purchased decreased $4.6 million during the period. For the six months ended June 30, 2005, net FHLB advances decreased $18.0 million and fed funds purchased decreased $7.5 million, while deposits increased $722,000.
Off-Balance-Sheet Borrowing Arrangements:
Significant additional off-balance-sheet liquidity is available in the form of FHLB advances, unused federal funds lines from correspondent banks, and the national certificate of deposit market.
Approximately $76.3 million of the Company’s $91.3 million residential first mortgage loan portfolio qualifies to collateralize FHLB borrowings and was pledged to meet FHLB collateralization requirements as of June 30, 2006. In addition to residential first mortgage loans, $20.4 million in investment securities are pledged to meet FHLB collateralization requirements. Based on the current collateralization requirements of the FHLB, approximately $15.9 million of additional borrowing capacity existed at June 30, 2006.
As of June 30, 2006, the Company had unused federal funds lines totaling $20.9 million from four correspondent banks. At December 31, 2005, the Company had $20.9 million in federal fund lines. Federal funds borrowed were $0 at June 30, 2006 and $4.6 million at December 31, 2005.
TABULAR DISCLOSURE OF CONTRACTUAL OBLIGATIONS
June 30, 2006

	Payment Due by Period
		Less			More
		than 1	1 — 3	3 — 5	than 5
Contractual Obligations	Total	year	years	years	years

Long-Term Debt Obligations	$53,500,000	$20,500,000	$10,000,000	$20,000,000	$3,000,000

Other Debt Obligations	20,620,000	0	0	0	20,620,000

Capital Lease Obligations	0	0	0	0	0

Operating Lease Obligations	2,785,944	316,600	643,200	643,200	1,182,944

Purchase Obligations	0	0	0	0	0

Other Long-Term Liabilities Reflected on the Registrant’s Balance Sheet under GAAP	230,582,090	170,956,861	55,650,184	3,208,315	766,730

Total	$307,488,034	$191,773,461	$66,293,384	$23,851,515	$25,569,674

The Company’s contractual obligations as of June 30, 2006 were evident in long-term debt obligations, other debt obligations, operating lease obligations and other long-term liabilities. Long-term debt obligations are comprised of FHLB advances of $53.5 million. Other debt obligations are comprised of Trust Preferred Securities of $20.6 million. The operating lease obligation is a lease on the ROC operations building of $99,600 per year and the RDSI-North building of $162,000 per year and the new Northtowne branch of State Bank of $60,000 per year. Other long-term liabilities are comprised of time deposits of $230.6 million.
ASSET LIABILITY MANAGEMENT
Asset liability management involves developing and monitoring strategies to maintain sufficient liquidity, maximize net interest income and minimize the impact that significant fluctuations in market interest rates would have on earnings. The business of the Company and the composition of its balance sheet consists of investments in interest-earning assets (primarily loans, mortgage-backed securities, and securities available for sale) which are primarily funded by interest-bearing liabilities (deposits and borrowings). With the exception of loans, which are originated and held for sale, all of the financial instruments of the Company are for other than trading purposes. All of the Company’s transactions are denominated in U.S. dollars with no specific foreign exchange exposure. In addition, the Company has limited exposure to commodity prices related to agricultural loans. The impact of changes in foreign exchange rates and commodity prices on interest rates are assumed to be insignificant. The Company’s financial instruments have varying levels of sensitivity to changes in market interest rates resulting in market risk. Interest rate risk is the

Company’s primary market risk exposure; to a lesser extent, liquidity risk also impacts market risk exposure.
Interest rate risk is the exposure of a banking institution’s financial condition to adverse movements in interest rates. Accepting this risk can be an important source of results and profitability and stockholder value; however, excessive levels of interest rate risk could pose a significant threat to the Company’s earnings and capital base. Accordingly, effective risk management that maintains interest rate risks at prudent levels is essential to the Company’s safety and soundness.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
The following table provides information about the Company’s financial instruments used for purposes other than trading that are sensitive to changes in interest rates as of June 30, 2006. It does not present when these items may actually reprice. For loans receivable, securities, and liabilities with contractual maturities, the table presents principal cash flows and related weighted-average interest rates by contractual maturities as well as the Company’s historical experience of the impact of interest rate fluctuations on the prepayment of loans and mortgage backed securities. For core deposits (demand deposits, interest-bearing checking, savings, and money market deposits) that have no contractual maturity, the table presents principal cash flows and, as applicable, related weighted-average interest rates based upon the Company’s historical experience, management’s judgment and statistical analysis, as applicable, concerning their most likely withdrawal behaviors. The current interest rates for core deposits have been assumed to apply for future periods in this table as the actual interest rates that will need to be paid to maintain these deposits are not currently known. Weighted average variable rates are based upon contractual rates existing at the reporting date.
Principal/Notional Amount Maturing or Assumed to Withdraw In:
(Dollars in Thousands)

	First	Years
	Year	2 — 5	Thereafter	Total
Comparison of 2006 to 2005:
Total rate-sensitive assets:
At June 30, 2006	$206,411	$168,887	$118,658	$493,956
At December 31, 2005	215,721	162,891	92,014	470,626

Increase (decrease)	$(9,311)	$5,997	$26,643	$23,330

Total rate-sensitive liabilities:
At June 30, 2006	$240,327	$205,558	$46,632	$492,517
At December 31, 2005	200,846	221,267	40,464	462,577

Increase (decrease)	$39,481	$(15,709)	$6,168	$29,940
The above table reflects expected maturities, not expected repricing. The contractual maturities adjusted for anticipated prepayments and anticipated renewals at current interest rates, as shown in the preceding table, are only part of the Company’s interest rate risk profile. Other important factors include the ratio of rate-sensitive assets to rate sensitive liabilities (which takes into consideration loan repricing frequency, but not when deposits may be repriced) and the general level and direction of market interest rates. For core deposits, the repricing frequency is assumed to be longer than when such deposits actually reprice. For some rate sensitive liabilities, their repricing frequency is the same as their contractual maturity. For variable rate loans receivable, repricing frequency can be daily or monthly. For adjustable rate loans receivable, repricing can be as frequent as annually for loans whose contractual maturities range from one to thirty years. While increasingly aggressive local market competition in lending rates has pushed loan rates lower, the Company’s increased reliance on non-core funding sources has restricted the Company’s ability to reduce funding rates in concert with declines in lending rates.
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
Changes in Internal Control Over Financial Reporting
     There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended June 30, 2006, that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
There are no material pending legal proceedings against the Company or any of its subsidiaries other than ordinary, routine litigation incidental to their respective businesses. In the opinion of management, this litigation should not, individually or in the aggregate, have a material adverse effect on the Company’s results of operations or financial condition.
Item 1A. Risk Factors
An investment in our common shares involves certain risks, including those identified and described in Part I, Item 1A. Risk Factors of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, as well as cautionary statements contained in this Form 10-Q. These risk factors could materially affect the Company’s business, financial condition or future results. There have been no material change in the risk factors previously disclosed in the Company’s Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
a.	Not applicable

b.	Not applicable

c.	The following table provides information regarding repurchases of the Company’s common shares during the six months ended June 30, 2006:

				Maximum Number
				(or Approximate
			Total Number of	Dollar Value) of
			Shares Purchased as	Shares that May Yet
			Part of Publicly	Be Purchased Under
	Total Number of	Average Price	Announced Plans or	the Plans or
Period	Shares Purchased (1)	Paid per Share	Programs	Programs
April 1 through April 30, 2006	2,603	$12.33	—	—
May 1 through May 31, 2006	4,047	$12.10	—	—
June 1 through June 30, 2006	3,464	$11.45	—	—

(1)	All of the repurchased shares were purchased by Reliance Financial Services, N.A., an indirect subsidiary of the Company, in its capacity as the administrator of the Company’s Employee Stock Ownership and Savings Plan.
Item 3. Defaults Upon Senior Securities
     Not applicable
Item 4. Submission of Matters to a Vote of Security Holders
     Not applicable

Item 5. Other Information
As previously reported, effective March 1, 2006, the Company entered into Supplemental Executive Retirement Plan Agreements with each of Kenneth A. Joyce, Duane L. Sinn, Henry R. Thiemann, Jeffrey D. Sewell and Mark A. Klein (the “SERP Agreements”); an Employment Agreement with Kenneth A. Joyce (the “Employment Agreement”); and Change in Control Agreements with each of Duane L. Sinn, Henry R. Thiemann, Jeffrey D. Sewell and Mark A. Klein (the “Change in Control Agreements”). Mr. Thiemann’s SERP and Change in Control Agreements, as amended, remain subject to approval by the Federal Reserve Board and the FDIC. The principal terms of the SERP Agreements, Employment Agreement and Change in Control Agreements were described in Part III, Item 11. Executive Compensation of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.
On June 2, 2006, Jeffrey D. Sewell resigned from his positions with Rurban Operations Corp., Rurbanc Data Services, Inc. and Reliance Financial Services, N.A. to accept a job opportunity outside the financial institutions industry. Upon Mr. Sewell’s resignation, his SERP and Change in Control Agreements terminated in accordance with their terms.
During the Company’s second quarterly period ended June 30, 2006, and effective as of March 1, 2006, the Company entered into First Amendments to the SERP Agreements with Kenneth A. Joyce, Duane L. Sinn, Henry R. Theimann and Mark A. Klein; a First Amendment to the Employment Agreement with Kenneth A. Joyce; and First Amendments to the Change in Control Agreements with Duane L. Sinn, Henry R. Thiemann and Mark A. Klein. These First Amendments contain the following technical amendments:
•	The definition of “Annual Direct Salary” in the SERP Agreements and the Change in Control Agreements is revised to mean the executive officer’s annualized base salary based on the highest base salary in effect for any period during the 36-consecutive-calendar-month period preceding his termination. The prior definition of “Annual Direct Salary” was based on the executive officer’s highest base salary for any calendar month during the preceding 36-month period, multiplied by 12, and the revision was made to reflect that the Company currently has 26 annual pay periods.

•	The definition of “Good Reason” in the Employment Agreement and the Change in Control Agreements is revised to include a reassignment which requires the executive officer to move his office more than fifty (50) miles from the location of the executive officer’s principal place of business. The prior definition of “Good Reason” included a reassignment element but was tied to a reassignment that required the executive officer to move his office more than fifty (50) miles from the location of the Company’s principal office in Defiance, Ohio.

•	A new section is added to the SERP Agreements, the Employment Agreement and the Change in Control Agreements which expressly provides that any payments made to the executive officers pursuant to the terms of those agreements, or otherwise, are subject to and conditioned upon compliance with the prohibitions and limitations on “golden parachute” payments under the 12 U.S.C. 1828(k) and Part 359 of the FDIC’s regulations

Item 6. Exhibits
     Exhibits

2.1	—	Stock Purchase Agreement, dated as of May 19, 2006, by and among Rurbanc Data Services, Inc., Lance Thompson and Robert Church (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated May 24, 2006 (File No. 0-13507))

10.1	—	First Amendment to Employment Agreement, executed May 19, 2006 and effective as of March 1, 2006, by and between Rurban Financial Corp. and Kenneth A. Joyce

10.2	—	First Amendment to Supplemental Executive Retirement Plan Agreement, executed May 16, 2006 and effective as of March 1, 2006, by and between Rurban Financial Corp. and Kenneth A. Joyce

10.3	—	Schedule A to Exhibit 10.2 identifying other substantially identical First Amendments to Supplemental Executive Retirement Plan Agreements with executive officers of Rurban Financial Corp. and its subsidiaries

10.4	—	First Amendment to Change in Control Agreement, executed May 17, 2006 and effective as of March 1, 2006, by and between Rurban Financial Corp. and Duane L. Sinn

10.5	—	Schedule A to Exhibit 10.4 identifying other substantially identical First Amendments to Change in Control Agreements with executive officers of Rurban Financial Corp. and its subsidiaries

31.1	—	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)

31.2	—	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer)

32.1	—	Section 1350 Certification (Principal Executive Officer)

32.2	—	Section 1350 Certification (Principal Financial Officer)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

RURBAN FINANCIAL CORP.

Date: August 11, 2006	By	/s/ Kenneth A. Joyce Kenneth A. Joyce
President & Chief Executive Officer

By	/s/ Duane L. Sinn Duane L. Sinn
Executive Vice President &
Chief Financial Officer