Form 10-Q
period 2006-09-30
RURBAN FINANCIAL CORP
filed 2006-11-14
CIK 767405

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
Large Accelerate Filer  ☐     Accelerated Filer  ☐     Non-Accelerated Filer  ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐     No  ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Shares, without par value	5,027,433 shares
(class)	(Outstanding at November 13, 2006)

RURBAN FINANCIAL CORP.
FORM 10-Q

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
The interim condensed consolidated financial statements of Rurban Financial Corp. (“Rurban” or the “Company”) are unaudited; however, the information contained herein reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of financial condition and results of operations for the interim periods presented. All adjustments reflected in these financial statements are of a normal recurring nature in accordance with Rule 10-01 of Regulation S-X. Results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of results for the complete year.

Rurban Financial Corp.
Condensed Consolidated Balance Sheets
September 30, 2006 and December 31, 2005
Assets

	(Unaudited)
	September 30,	December 31,
	2006	2005

Cash and due from banks	$18,333,213	$12,650,839
Interest-bearing deposits	150,000	150,000
Available-for-sale securities	127,863,121	139,353,329
Loans held for sale	282,100	224,000
Loans, net of unearned income	364,343,193	327,048,229
Allowance for loan losses	(4,521,911)	(4,699,827)
Premises and equipment	13,790,324	13,346,632
Purchased software	4,722,746	3,916,913
Federal Reserve and Federal Home Loan Bank stock	3,994,000	3,607,500
Foreclosed assets held for sale, net	490,256	2,309,900
Interest receivable	3,399,893	3,010,355
Goodwill	13,517,292	8,917,373
Core deposits and other intangibles	6,027,386	3,742,333
Cash value of life insurance	10,706,737	10,443,487
Other	6,888,763	6,521,213

Total assets	$569,987,113	$530,542,276

See notes to condensed consolidated financial statements (unaudited)

Note:	The balance sheet at December 31, 2005 has been derived from the audited consolidated financial statements at that date.

Rurban Financial Corp.
Condensed Consolidated Balance Sheets (continued)
September 30, 2006 and December 31, 2005
Liabilities and Stockholders’ Equity

	(Unaudited)
	September 30,	December 31,
	2006	2005

Liabilities
Deposits
Demand	$44,369,103	$52,073,751
Savings, interest checking and money market	133,184,971	124,206,115
Time	234,623,570	208,558,046

Total deposits	412,177,644	384,837,912
Notes payable	2,468,646	938,572
Federal Home Loan Bank advances	38,500,000	45,500,000
Federal funds purchased	800,000	4,600,000
Retail repurchase agreements	31,784,052	6,080,420
Trust preferred securities	20,620,000	20,620,000
Interest payable	2,108,320	1,373,044
Other liabilities	5,417,278	12,141,680

Total liabilities	513,875,940	476,091,628

Commitments and Contingent Liabilities

Stockholders’ Equity
Common stock, $2.50 stated value; authorized 10,000,000 shares; issued 5,027,433; outstanding September 30, 2006 – 5,027,433 and December 31, 2005 – 5,027,433	12,568,583	12,568,583
Additional paid-in capital	14,852,930	14,835,110
Retained earnings	29,998,511	28,702,817
Accumulated other comprehensive loss	(1,308,851)	(1,655,862)

Total stockholders’ equity	56,111,173	54,450,648

Total liabilities and stockholders’ equity	$569,987,113	$530,542,276

See notes to condensed consolidated financial statements (unaudited)

Note:	The balance sheet at December 31, 2005 has been derived from the audited consolidated financial statements at that date.

Rurban Financial Corp.
Condensed Consolidated Statements of Income (Unaudited)
Three Months Ended

	September 30,	September 30,
	2006	2005

Interest Income
Loans
Taxable	$6,641,379	$4,187,543
Tax-exempt	18,326	17,898
Securities
Taxable	1,306,979	1,095,151
Tax-exempt	183,466	71,264
Other	7,323	57,498

Total interest income	8,157,473	5,429,354

Interest Expense
Deposits	3,017,993	1,615,308
Other borrowings	67,773	67,162
Retail repurchase agreements	182,007	23,874
Federal Home Loan Bank advances	667,749	440,175
Trust preferred securities	466,417	300,360

Total interest expense	4,401,939	2,446,879

Net Interest Income	3,755,534	2,982,475

Provision (Credit) for Loan Losses	35,000	(382,000)

Net Interest Income After Provision (Credit) for Loan Losses	3,720,534	3,364,475

Non-interest Income
Data service fees	3,785,037	3,042,996
Trust fees	753,449	767,969
Customer service fees	542,518	526,197
Net gains on loan sales	283,123	28,895
Net realized gains on sales of available-for-sale securities	—	34,050
Loan servicing fees	96,754	79,186
Gain (loss) on sale of assets	25,914	(36,011)
Other	415,961	151,328

Total non-interest income	5,902,756	4,594,610

See notes to condensed consolidated financial statements (unaudited)

Rurban Financial Corp.
Condensed Consolidated Statements of Income (Unaudited) (continued)
Three Months Ended

	September 30,	September 30,
	2006	2005

Non-interest Expense
Salaries and employee benefits	$4,253,924	$3,607,270
Net occupancy expense	468,855	312,661
Equipment expense	1,445,073	1,294,686
Data processing fees	146,703	99,085
Professional fees	481,132	467,951
Marketing expense	168,031	144,954
Printing and office supplies	126,765	115,320
Telephone and communications	467,692	388,900
Postage and delivery expense	142,957	77,979
State, local and other taxes	188,464	146,683
Employee expense	235,429	225,032
Other	389,631	338,556

Total non-interest expense	8,514,656	7,219,077

Income Before Income Tax	1,108,634	740,008

Provision for Income Taxes	294,893	247,824

Net Income	$813,741	$492,184

Basic Earnings Per Share	$0.16	$0.11

Diluted Earnings Per Share	$0.16	$0.11

Dividends Declared Per Share	$0.05	$0.05

See notes to condensed consolidated financial statements (unaudited)

Rurban Financial Corp.
Condensed Consolidated Statements of Income (Unaudited)
Nine Months Ended

	September 30,	September 30,
	2006	2005

Interest Income
Loans
Taxable	$18,238,590	$12,098,708
Tax-exempt	45,718	48,227
Securities
Taxable	3,953,438	3,134,559
Tax-exempt	451,869	165,462
Other	57,635	159,716

Total interest income	22,747,250	15,606,672

Interest Expense
Deposits	7,695,387	4,012,052
Other borrowings	120,220	204,365
Retail repurchase agreements	465,560	60,328
Federal Home Loan Bank advances	1,684,415	1,581,052
Trust preferred securities	1,331,615	842,170

Total interest expense	11,297,197	6,699,967

Net Interest Income	11,450,053	8,906,705

Provision (Credit) for Loan Losses	337,321	(30,000)

Net Interest Income After Provision (Credit) for Loan Losses	11,112,732	8,936,705

Non-interest Income
Data service fees	10,312,757	9,312,961
Trust fees	2,361,127	2,351,509
Customer service fees	1,635,272	1,409,199
Net gains on loan sales	415,833	46,243
Net realized gains on sales of available-for-sale securities	—	25,300
Loan servicing fees	301,233	225,326
Gain (loss) on sale of assets	85,346	(18,935)
Other	1,067,739	513,714

Total non-interest income	16,179,307	13,865,317

See notes to condensed consolidated financial statements (unaudited)

Rurban Financial Corp.
Condensed Consolidated Statements of Income (Unaudited) (continued)
Nine Months Ended

	September 30,	September 30,
	2006	2005

Non-interest Expense
Salaries and employee benefits	$11,906,909	$10,339,614
Net occupancy expense	1,334,722	897,058
Equipment expense	4,168,534	3,831,477
Data processing fees	402,661	303,781
Professional fees	1,525,399	1,697,020
Marketing expense	536,977	308,925
Printing and office supplies	453,110	397,153
Telephone and communications	1,277,707	1,144,334
Postage and delivery expense	397,217	236,006
State, local and other taxes	512,757	380,036
Employee expense	745,341	726,561
Other	1,283,228	1,163,450

Total non-interest expense	24,544,562	21,425,415

Income Before Income Tax	2,747,477	1,376,607

Provision for Income Taxes	697,668	359,661

Net Income	$2,049,809	$1,016,946

Basic Earnings Per Share	$0.41	$0.22

Diluted Earnings Per Share	$0.41	$0.22

Dividends Declared Per Share	$0.15	$0.15

     See notes to condensed consolidated financial statements (unaudited)

RURBAN FINANCIAL CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’
EQUITY (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005

Balance at beginning of period	$54,026,126	$50,599,536	$54,450,648	$50,305,795

Net Income	813,741	492,184	2,049,809	1,016,946

Other comprehensive income (loss):
Net change in unrealized gains (losses) on securities available for sale, net	1,516,738	(582,396)	347,011	(393,135)

Total comprehensive income (loss)	2,330,479	(90,212)	2,396,820	623,811

Cash dividend	(251,372)	(228,566)	(754,113)	(685,443)

Stock options exercised	—	—	—	36,595

Stock option expense	5,940	—	17,818	—

Balance at end of period	$56,111,173	$50,280,758	$56,111,173	$50,280,758

     See notes to condensed consolidated financial statements (unaudited)

Rurban Financial Corp.
Condensed Consolidated Statements of Cash Flows (Unaudited)
Nine Months Ended

	September 30,	September 30,
	2006	2005

Operating Activities
Net income	$2,049,809	$1,016,946
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	2,640,971	2,280,844
Provision for loan losses	337,321	(30,000)
Expense of stock option plan	17,818	—
Amortization of premiums and discounts on securities	170,767	143,019
Amortization of intangible assets	366,947	77,815
Deferred income taxes	(847,663)	83,746
Gain from sale of loans	(415,833)	(46,243)
Gain on sales of foreclosed assets	(92,432)	19,221
FHLB Stock Dividends	(386,500)	(82,400)
(Gain) loss on sales of premises and equipment	7,086	(286)
Net realized gains on available-for-sale securities	—	(25,300)
Changes in
Proceeds from sale of loans held for sale	15,207,292	4,468,743
Originations of loans held for sale	(14,849,559)	(4,309,600)
Interest receivable	(389,538)	(455,632)
Other assets	(223,486)	343,478
Interest payable and other liabilities	(1,005,408)	(22,740)

Net cash provided by operating activities	2,587,592	3,461,611

Investing Activities
Purchases of available-for-sale securities	(13,783,842)	(30,171,309)
Proceeds from maturities of available-for-sale securities	10,417,559	13,792,631
Proceeds from the sales of available-for-sale securities	15,240,716	5,310,512
Net change in loans	(38,187,317)	(4,223,001)
Purchase of premises and equipment	(3,728,676)	(2,760,567)
Proceeds from assumption of net liabilities in business acquisition	—	48,645,686
Cash paid to shareholders of Diverse Computer Marketers, Inc Acquisition	(4,803,577)	—
Cash paid to shareholders of Exchange Bank Acquisition	(6,526,646)	—
Proceeds from sales of premises and equipment	38,741	288,553
Proceeds from the sale of foreclosed assets	2,670,459	1,573,627

Net cash provided by (used in) investing activities	(38,662,583)	32,456,132

See notes to condensed consolidated financial statements (unaudited)

Rurban Financial Corp.
Condensed Consolidated Statements of Cash Flows (Unaudited) (continued)
Nine Months Ended

	September 30,	September 30,
	2006	2005

Financing Activities
Net increase (decrease) in demand deposits, money market, interest checking and savings accounts	$1,274,208	$(2,126,650)
Net increase (decrease) in certificates of deposit	26,065,524	(19,389,270)
Net increase in securities sold under agreements to repurchase	25,703,630	2,541,001
Net decrease in federal funds purchased	(3,800,000)	(5,400,000)
Proceeds from note payable	2,500,000	—
Proceeds from Federal Home Loan Bank advances	27,900,000	12,500,000
Repayment of Federal Home Loan Bank advances	(34,900,000)	(34,500,000)
Repayment of notes payable	(2,231,884)	(1,026,862)
Dividends paid	(754,113)	(685,443)
Proceeds from stock options exercised	—	36,595

Net cash provided by (used in) financing activities	41,757,365	(37,740,629)

(Decrease) Increase in Cash and Cash Equivalents	5,682,374	(1,822,886)

Cash and Cash Equivalents, Beginning of Year	12,650,839	10,617,766

Cash and Cash Equivalents, End of Period	$18,333,213	$8,794,880

Supplemental Cash Flows Information
Interest paid	$10,561,921	$6,522,908
Transfer of loans to foreclosed assets	$459,923	$3,126,638
See notes to condensed consolidated financial statements (unaudited)

RURBAN FINANCIAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE A—BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements reflect all adjustments that are, in the opinion of management, necessary to fairly present the financial position, results of operations and cash flows of the Company. Those adjustments consist only of normal recurring adjustments. Results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of results for the complete year.
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
Stock Based Compensation
Effective January 1, 2006, the Company adopted Statement of Financial Standards (“SFAS”) No. 123(R) using the “modified prospective” method, and accordingly, will not restate prior period results. SFAS 123(R) requires compensation expense to be recognized for all stock options granted after the date of adoption and for all previously granted stock options that vest after the date of adoption. The fair value of stock options is determined using the Black-Scholes valuation model, which is consistent with the Company’s valuation methodology previously utilized for options in the footnote disclosures required under SFAS No. 123. The impact of this adoption on the financial statements for the period ended September 30, 2006 is not considered material.
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
As of September 30, 2006, the Company had 19,000 nonvested options outstanding and there was $77,220 of total unrecognized compensation cost related to these nonvested options. This cost is expected to be recognized monthly on a straight-line basis as each option is vested through December 21, 2010.

The following table illustrates the effect on net income and earnings per share if expense had been measured using the fair value recognition provisions of SFAS No. 123(R).

	Three Months Ended September 30, 2006
	Using Previous	SFAS 123(R)	As
	Accounting	Adjustment	Reported
Income before tax expense	$1,114,574	$(5,940)	$1,108,634
Income taxes	294,893	—	294,893

Net income	$819,681	$(5,940)	$813,741

Earnings per share:
Basic	$0.16		$0.16
Diluted	$0.16		$0.16

	Nine Months Ended September 30, 2006
	Using Previous	SFAS 123(R)	As
	Accounting	Adjustment	Reported
Income before tax expense	$2,765,295	$(17,818)	$2,747,477
Income taxes	697,668	—	697,668

Net income	$2,067,627	$(17,818)	$2,049,809

Earnings per share:
Basic	$0.41		$0.41
Diluted	$0.41		$0.41

	Three Months Ended September 30, 2005
		SFAS 123(R)
	As Reported	Adjustment	Proforma
Net income before tax expense	$740,008	$(2,970)	$737,038
Income taxes	247,824	—	247,824

Net Income	$492,184	$(2,970)	$489,214

Earnings per share:
Basic	$0.11		$0.11
Diluted	$0.11		$0.11

	Nine Months Ended September 30, 2005
		SFAS 123(R)
	As Reported	Adjustment	Proforma
Income before tax expense	$1,376,607	$(640,765)	$735,842
Income taxes	359,661	—	359,661

Net income	$1,016,946	$(640,765)	$376,181

Earnings per share:
Basic	$0.22		$0.08
Diluted	$0.22		$0.08

NOTE B—EARNINGS PER SHARE
Earnings per share (EPS) have been computed based on the weighted average number of shares outstanding during the periods presented. For the periods ended September 30, 2006 and 2005, stock options totaling 287,217 and 235,066 common shares, respectively, were not considered in computing EPS as they were anti-dilutive. The number of shares used in the computation of basic and diluted earnings per share was:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Basic earnings per share	5,027,433	4,573,033	5,027,433	4,570,266
Diluted earnings per share	5,027,704	4,574,492	5,030,084	4,584,070
NOTE C — LOANS, RISK ELEMENTS AND ALLOWANCE FOR LOAN LOSSES
Total loans on the balance sheet are comprised of the following classifications at:

	September 30,	December 31,
	2006	2005
Commercial	$83,215,678	$79,359,126
Commercial real estate	89,135,547	68,071,738
Agricultural	44,536,988	40,236,664
Residential real estate	93,539,693	89,086,024
Consumer	53,016,300	48,876,788
Lease financing	1,189,694	1,661,126

Total loans	364,633,900	327,291,466
Less
Net deferred loan fees, premiums and discounts	(290,707)	(243,237)

Loans, net of unearned income	$364,343,193	$327,048,229

Allowance for loan losses	$(4,521,911)	$(4,699,827)

The following is a summary of the activity in the allowance for loan losses account for the three and nine months ended September 30, 2006 and 2005.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Balance, beginning of period	$4,438,139	$5,210,464	$4,699,827	$4,899,063
Provision charged to expense	35,000	(382,000)	337,321	(30,000)
Recoveries	267,422	304,140	565,065	1,419,602
Loans charged off	(218,650)	(318,648	(1,080,302)	(1,474,709)

Balance, end of period	$4,521,911	$4,813,956	$4,521,911	$4,813,956

The following schedule summarizes nonaccrual, past due and impaired loans at:

	September 30,	December 31,
	2006	2005
Non-accrual loans	$5,626,000	$6,270,000

Accruing loans which are contractually past due 90 days or more as to interest or principal payments	10,000	5,200

Total non-performing loans	$5,636,000	$6,275,200

Individual loans determined to be impaired were as follows:

	September 30,	December 31,
	2006	2005
Loans with no allowance for loan losses allocated	$2,135,000	$1,676,000
Loans with allowance for loan losses allocated	1,811,000	4,460,000

Total impaired loans	$3,946,000	$6,136,000

Amount of allowance allocated	$831,000	$1,993,000

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

Quantitative measures established by regulation to ensure capital adequacy require the Company, State Bank and Exchange Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital to average assets (as defined) in the regulations. As of September 30, 2006 and 2005, the Company, State Bank and Exchange Bank exceeded all “well-capitalized” requirements to which they are subject.
As of December 31, 2005, the most recent notification to the regulators categorized the State Bank and Exchange Bank as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, State Bank and Exchange Bank must maintain capital ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed State Bank’s or Exchange Bank’s categorization as well capitalized.
The Company’s consolidated, and State Bank’s and Exchange Bank’s actual capital amounts (in millions) and ratios, as of September 30, 2006 and December 31, 2005 are also presented in the following table.

					To Be Well Capitalized Under
			Minimum Required For		Prompt Corrective Action
	Actual		Capital Adequacy Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2006
Total Capital
(to Risk-Weighted Assets)
Consolidated	$62.4	16.3%	$30.7	8.0%	$—	N/A
State Bank	38.4	12.2	25.1	8.0	31.4	10.0
Exchange Bank	7.8	13.1	4.7	8.0	5.9	10.0

Tier I Capital
(to Risk-Weighted Assets)
Consolidated	57.0	14.9	15.3	4.0	—	N/A
State Bank	35.2	11.2	12.6	4.0	18.8	6.0
Exchange Bank	7.0	11.9	2.4	4.0	3.6	6.0

Tier I Capital
(to Average Assets)
Consolidated	57.0	10.3	22.1	4.0	—	N/A
State Bank	35.2	7.6	18.5	4.0	23.2	5.0
Exchange Bank	7.0	7.9	3.6	4.0	4.4	5.0

As of December 31, 2005
Total Capital
(to Risk-Weighted Assets)
Consolidated	$67.8	19.3%	$28.1	8.0%	$—	N/A
State Bank	36.6	13.0	22.6	8.0	28.2	10.0
Exchange Bank	7.5	13.8	4.4	8.0	5.5	10.0

Tier I Capital
(to Risk-Weighted Assets)
Consolidated	62.1	17.7	14.0	4.0	—	N/A
State Bank	33.5	11.9	11.3	4.0	16.9	6.0
Exchange Bank	6.9	12.6	2.2	4.0	3.3	6.0

Tier I Capital
(to Average Assets)
Consolidated	62.1	14.4	17.2	4.0	—	N/A
State Bank	33.5	8.0	16.7	4.0	20.8	5.0
Exchange Bank	6.9	8.5	3.2	4.0	4.1	5.0

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
NOTE F — NEW ACCOUNTING PRONOUNCEMENTS
In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156, Accounting for Servicing of Financial Assets: an amendment of FASB Statement No. 140 (FAS 140 and FAS 156). FAS 140 establishes, among other things, the accounting for all separately recognized servicing assets and servicing liabilities. This Statement amends FAS 140 to require that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. This Statement permits, but does not require, the subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value. Under this Statement, an entity can elect subsequent fair value measurement to account for its separately recognized servicing assets and servicing liabilities. Adoption of this Statement is required as of the beginning of the first fiscal year that begins after September 15, 2006. The Company is currently measuring the effects of SFAS No. 156 and looks to adopt it in the first quarter of 2007. At this time, the Company believes that the adoption of SFAS No. 156 will have an immaterial impact on the financial position and results of operations of the Company.
In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that the Company recognize in the financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of our 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on its financial statements.
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (FAS 157). FAS 157 enhances existing guidance for measuring assets and liabilities using fair value. Prior to the issuance of FAS 157, guidance for applying fair value was incorporated in several accounting pronouncements. FAS 157 provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. FAS 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. Under FAS 157, fair value measurements are disclosed by level within that hierarchy. While FAS 157 does not add any new fair value measurements, it does change current practice. Changes to practice include: (1) a requirement for an entity to include its own credit standing in the measurement of its liabilities; (2) a modification of the transaction price presumption; (3) a prohibition on the use of block discounts when valuing large blocks of securities for broker-dealers and investment companies; and (4) a requirement to adjust the value of restricted stock for the effect of the restriction even if the restriction lapses within one year. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company has not determined the impact of adopting FAS 157 on its financial statements.

NOTE G — COMMITMENTS AND CREDIT RISK
As of September 30, 2006, loan commitments and unused lines of credit totaled $91,065,000, standby letters of credit totaled $591,000 and no commercial letters of credit were outstanding.
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

NOTE H — SEGMENT INFORMATION (Continued)
As of and for the nine months ended September 30, 2006

		Data		Total	Intersegment	Consolidated
Income statement information:	Banking	Processing	Other	Segments	Elimination	Totals

Net interest income (expense)	$12,898,783	$(164,635)	$(1,284,095)	$11,450,053		$11,450,053

Non-interest income — external customers	3,279,579	10,312,757	2,586,971	16,179,307		16,179,307

Non-interest income — other segments	—	1,206,824	3,158,435	4,365,259	(4,365,259)	—

Total revenue	16,178,362	11,354,946	4,461,311	31,994,619	(4,365,259)	27,629,360

Non-interest expense	16,308,394	9,117,085	3,484,342	28,909,821	(4,365,259)	24,544,562

Significant non-cash items:
Depreciation and amortization	618,779	1,839,815	182,377	2,640,971	—	2,640,971
Provision for loan losses	337,321	—	—	337,321	—	337,321

Income tax expense (benefit)	437,205	760,873	(500,410)	697,668	—	697,668

Segment profit (loss)	$1,513,762	$1,476,987	$(940,940)	$2,049,809	$—	$2,049,809

Balance sheet information:
Total assets	$553,658,309	$19,981,151	$11,827,875	$585,467,335	$(15,480,222)	$569,987,113

Goodwill and intangibles	12,270,962	7,273,716	—	19,544,678	—	19,544,678

Premises and equipment expenditures	386,232	2,519,955	112,709	3,018,896	—	3,018,896

NOTE H — SEGMENT INFORMATION (Continued)
As of and for the nine months ended September 30, 2005

		Data		Total	Intersegment	Consolidated
Income statement information:	Banking	Processing	Other	Segments	Elimination	Totals

Net interest income (expense)	$9,955,738	$(183,276)	$(865,757)	$8,906,705		$8,906,705

Non-interest income — external customers	2,159,638	9,312,961	92,718	11,565,317		13,865,317

Non-interest income — other segments	—	1,016,193	1,321,091	2,337,284	(2,337,284)	—

Total revenue	12,115,376	10,145,878	548,052	22,809,306	(2,337,284)	22,772,022

Non-interest expense	11,872,865	8,357,156	3,532,678	23,762,699	(2,337,284)	21,425,415

Significant non-cash items:
Depreciation and amortization	482,951	1,712,128	85,765	2,280,844	—	2,280,844
Provision for loan losses	(30,000)	—	—	(30,000)	—	(30,000)

Income tax expense (benefit)	150,152	648,504	(438,995)	359,661	—	359,661

Segment profit (loss)	$712,325	$1,140,218	$(835,597)	$1,016,946	$—	$1,016,946

Balance sheet information:
Total assets	$433,565,505	$10,182,412	$15,405,372	$459,153,289	$(20,571,189)	$438,582,100

Goodwill and intangibles	7,300,167	—	—	7,300,167	—	7,300,167

Premises and equipment expenditures	700,081	1,935,221	125,265	2,760,567	—	2,760,567

NOTE H — SEGMENT INFORMATION (Continued)

As of and for the three months ended September 30, 2006

		Data		Total	Intersegment	Consolidated
Income statement information:	Banking	Processing	Other	Segments	Elimination	Totals

Net interest income (expense)	$4,265,179	$(67,045)	$(442,600)	$3,755,534		$3,755,534

Non-interest income — external customers	1,180,606	3,785,037	937,113	5,902,756		5,902,756

Non-interest income — other segments	—	366,823	1,017,005	1,383,828	(1,383,828)	—

Total revenue	5,445,785	4,084,815	1,511,518	11,042,118	(1,383,828)	9,658,290

Non-interest expense	5,390,224	3,361,095	1,147,165	9,898,484	(1,383,828)	8,514,656

Significant non-cash items:
Depreciation and amortization	208,502	653,730	60,995	923,227	—	923,227
Provision for loan losses	35,000	—	—	35,000	—	35,000

					—
Income tax expense (benefit)	205,231	246,065	(156,403)	294,893	—	294,893

					—
Segment profit (loss)	$629,172	$477,655	$(293,086)	$813,741	$—	$813,741

Balance sheet information:
Total assets	$553,658,309	$19,981,151	$1,827,875	$575,467,335	$(15,480,222)	$559,987,113

Goodwill and intangibles	12,270,962	7,273,716	—	19,544,678	—	19,544,678

Premises and equipment expenditures	3,353	303,676	9,270	316,299	—	316,299

NOTE H — SEGMENT INFORMATION (Continued)

As of and for the three months ended September 30, 2005

		Data		Total	Intersegment	Consolidated
Income statement information:	Banking	Processing	Other	Segments	Elimination	Totals

Net interest income (expense)	$3,347,683	$(58,972)	$(306,236)	$2,982,475		$2,982,475

Non-interest income — external customers	770,013	3,042,996	781,601	4,594,610		4,594,610

Non-interest income — other segments	—	366,826	410,848	777,674	(777,674)	—

Total revenue	4,117,696	3,350,850	886,213	8,354,759	(777,674)	7,577,085

Non-interest expense	4,051,078	2,845,219	1,100,454	7,996,751	(777,674)	7,219,077

Significant non-cash items:
Depreciation and amortization	183,340	569,276	32,132	784,748	—	784,748
Provision for loan losses	(382,000)	—	—	(382,000)	—	(382,000)

Income tax expense (benefit)	166,848	214,296	(133,320)	247,824	—	247,824

Segment profit (loss)	$452,708	$291,335	$(251,859)	$492,184	$—	$492,184

Balance sheet information:
Total assets	$433,565,505	$10,182,412	$15,405,372	$459,153,289	$(20,571,189)	$438,582,100

Goodwill and intangibles	7,300,167	—	—	7,300,167	—	7,300,167

Premises and equipment expenditures	366,076	392,296	77,996	836,368	—	836,368

NOTE I — ACQUISITIONS
On September 2, 2006, Rurbanc Data Services, Inc (“RDSI”), the bank data processing subsidiary of Rurban Financial Corp. (“Rurban”), completed its acquisition of Diverse Computer Marketers, Inc., a Michigan corporation, and a related Indiana corporation, DCM Indiana, Inc. Rurban subsequently merged DCM Indiana, Inc. into Diverse Computer Marketers, Inc. (“DCM”). DCM now operates as a separate subsidiary of RDSI. As a result of this acquisition, the Company will have an opportunity to grow its item processing business.
Under the terms of the Stock Purchase Agreement, RDSI acquired all of the outstanding stock of the DCM Companies from their shareholders for an aggregate purchase price of $4.9 million. An additional $250,000 is payable to the shareholders contingent upon the continuation of profitable growth over the first year of combined operations. The entire purchase price was paid in cash. The results of DCM’s operations have been included in Rurban’s consolidated statement of income from the date of acquisition.
The following tables summarize the estimated fair values of the net assets acquired and the computation of the purchase price and goodwill related to the acquisitions.

Assets:
Cash	$96,423
Accounts receivable	547,533
Premises and equipment	213,585
Goodwill and other intangibles	7,290,383
Other assets	152,303

Total Assets	8,300,227

Liabilities:
Accounts payable	1,188,289
Borrowings	1,284,427
Other liabilities	927,511

Total Liabilities	3,400,227

Net assets acquired	$4,900,000

The significant intangible assets acquired include the customer related intangible of $2,389,000, the Trademark of $180,000 and the non-compete agreements of $83,000, which have useful lives of 180, 120 and 36 months, respectively, and will be amortized using the straight-line method. The $4.6 million of goodwill was assigned entirely to the data processing unit and is not expected to be deductible for tax purposes. This analysis is based upon an initial third party opinion and is subject to change for up to twelve months.
Under terms of the Stock Purchase Agreement, and immediately prior to the closing, the disaster recovery services portion of the DCM business was spun-off. As DCM records did not include separate financial information for the disaster recovery services, historical financial information for the purchased portion of the business is not available. Therefore, pro forma information that discloses the results of operations as though the business combination had been completed at the beginning of the period is not included.

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
RFCBC, Inc, (“RFCBC”) is an Ohio corporation and wholly-owned subsidiary of the Company that was incorporated in August 2004. RFCBC operates as a loan subsidiary in servicing and working out problem loans.
Reliance Financial Services, N.A. (“Reliance”), a wholly owned subsidiary of State Bank, provides trust and financial services to customers nationwide.
Diverse Computer Marketers, Inc (“DCM”), a wholly owned subsidiary of RDSI, provides item processing services to financial services to over 50 financial institutions throughout the midwest.
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
Impact of Accounting Changes
In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156, Accounting for Servicing of Financial Assets: an amendment of FASB Statement No. 140 (FAS 140 and FAS 156). FAS 140 establishes, among other things, the accounting for all separately recognized servicing assets and servicing liabilities. This Statement amends FAS 140 to require that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. This Statement permits, but does not require, the subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value. Under this Statement, an entity can elect subsequent fair value measurement to account for its separately recognized servicing assets and servicing liabilities. Adoption of this Statement is required as of the beginning of the first fiscal year that begins after September 15, 2006. The Company is currently measuring the effects of SFAS No. 156 and looks to adopt it in the first quarter of 2007. At this time, the Company believes that the adoption of SFAS No. 156 will not have a material impact on the financial position or results of operations of the company.
In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that the Company recognize in the financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of our 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on its financial statements.
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (FAS 157). FAS 157 enhances existing guidance for measuring assets and liabilities using fair value. Prior to the issuance of FAS 157, guidance for applying fair value was incorporated in several accounting pronouncements. FAS 157 provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. FAS 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. Under FAS 157, fair value measurements are disclosed by level within that hierarchy. While FAS 157 does not add any new fair value measurements, it does change current practice. Changes to practice include: (1) a requirement for an entity to include its own credit standing in the measurement of its liabilities; (2) a modification of the transaction price presumption; (3) a prohibition on the use of block discounts when valuing large blocks of securities for broker-dealers and investment companies; and (4) a requirement to adjust the value of restricted stock for the effect of the restriction even if the restriction lapses within one year. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Rurban Financial Corp has not determined the impact of adopting FAS 157 on its financial statements.
Three Months Ended September 30, 2006 compared to Three Months Ended September 30, 2005
Net Income: Net income for the third quarter of 2006 was $814,000, or $0.16 per diluted share, compared to $492,000, or $0.11 per diluted share, for the third quarter of 2005. This quarterly increase in net income was driven by a $1.3 million increase in non-interest income and a $773,000 increase in net interest income, offset by a $417,000 increase in the provision for loan losses and a $1.3 million increase in non-interest expense and a $47,000 increase in income tax expense. The Company’s efficiency ratio improved to 88.15% for the third quarter of 2006 compared to 94.54% for the third quarter of 2005.
Net Interest Income: The Banking Group’s improving asset quality, loan growth, acquisitions and portfolio mix had a positive impact on net interest margin. Net interest income was $3.8 million, up $773,000 or 25.9 percent, from the 2005 third quarter. Average earning assets rose $110.0 million or 27.7 percent over the 12-month period, of which approximately $72.9 million was derived from the acquisition of Exchange Bank at year-end 2005. Year-over-year, the net interest margin was unchanged at 3.10 percent; the $8.9 million decline in non-performing assets over the course of the year, combined with a lower cost of funds from deposits acquired in the Exchange Bank acquisition, and the approximately $60.4 million in deposits from the two branches purchased in the Lima market in June of 2005, were offset by rising funding costs, which gradually eroded the interest margin from its first quarter 2006 high of 3.37 percent.
Provision for Loan Losses: The provision for loan losses was $35,000 in the third quarter of 2006 compared to a $(382,000) credit for the third quarter of 2005. The low provision was due in part to the Company’s very low loss experience in the 2006-third quarter, which reflected net recoveries of $54,000. For the third quarter ended September 30, 2006, net charge-offs as a percentage of average loans was (0.06%) annualized. Asset quality continues to improve. At quarter end, consolidated non-performing assets, including those of RFCBC (the loan workout subsidiary) and Exchange Bank, were $6.1 million or 1.07% of total assets compared with $15.0 million or 3.43% of total assets for the prior year third quarter.
Non-interest Income: Non-interest income was $5.9 million for the third quarter of 2006 compared with $4.6 million for the prior-year third quarter, an increase of $1.3 million or 28.5 percent. RDSI, Rurban’s data processing subsidiary, accounts for approximately $3.8 million or 64.1 percent of non-interest income and 56.7 percent of the growth; the remainder was derived from mortgage banking activities ($254,000 from gains on sale) and a swing of $61,900 from the sale of other assets, partially offset by a $34,000 lower level of securities gains than last year. The quarter was also impacted by a $265,000 increase in other income, which was driven by the payments on impaired loans and the sale of previously charged-off loans at Exchange Bank.
Non-interest Expense: Revenue for the quarter continued to grow faster than non-interest expense; year-over-year expense growth was $1.3 million or 17.9 percent compared with revenue growth of $2.1 million or 27.5 percent. The $1.3 million expense increase was primarily due to the addition of Exchange Bank’s $1.2 million of operating expenses, partially offset by a $438,000 improvement in State Bank’s operating expenses since the acquisition of the Lima branches in the second quarter of 2005.
Nine Months September 30, 2006 compared to Nine Months September 30, 2005
Net Income: On a consolidated basis, Rurban had net income of $2.0 million or $0.41 per diluted share for the nine months ended September 30, 2006 compared to $1.0 million or $0.22 per diluted share for the nine months ended September 30, 2005. This represents a $1.0 million or 101.57% increase in comparison of the nine-month periods. Significant changes between the two quarters include a $2.5 million increase in net interest income, a $2.3 million increase in total non-interest income offset by a $3.1 million increase in non-interest expense, a $367,000 increase in the provision for loan losses and a $338,000 increase in income tax expense. The efficiency of the Company improved to 88.8% for the nine months ended September 30, 2006 from 94.1% for the nine months ended September 30, 2005. The increase in earning assets associated with the two acquisitions that the Company completed last year was the primary cause of this improvement.
Net Interest Income: For the nine months ended September 30, 2006, net interest income increased $2.5 million to $11.5 million, a 28.6% increase from the nine-month period ended September 30, 2005. This increase is the result of a $6.1 million increase in loan interest, an $819,000 increase in taxable securities interest and a $286,000 increase in tax-exempt interest, outpacing the increase in the cost of funds of $4.6 million. Of the $4.6 million increase in interest expense, deposit interest expense increased by $3.7 million, trust preferred securities interest increased by $489,000, Retail Repurchase Agreements increased by $405,000, and Federal Home Loan Bank advance interest increased by $103,000.
Provision for Loan Losses: The provision for loan losses was $337,000 for the nine months ended September 30, 2006 compared to $(30,000) for the nine months ended September 30, 2005. This represents a $367,000 increase in comparison of the nine month periods and is more representative of future provisions. The following asset quality ratios as of the end of their respective periods demonstrate the continued low level provision:

	September	December	September
(dollars in , 000)	30, 2006	31, 2005	30, 2005
Non-performing loans	$5,636	$6,270	$12,507
Allowance for loan losses / Total loans	1.24%	1.44%	1.77%
Allowance for loan losses/Non-performing loans	80.2%	75.0%	38.5%
Non-interest Income: Non-interest income was $16.2 million for the nine months ended September 30, 2006 compared with $13.9 million for the nine months ended September 30, 2005. Of the $2.3 million increase, RDSI accounted for $1.0 million or 43.21%. Customer service fees increased $226,000 and gain on the sales of loans increased $370,000 in the first three quarters of 2006 compared to the first three quarters of 2005. Management attributes these increases to the Exchange Bank and Lima Market branch acquisitions and the bank’s increased emphasis on loan sales to the secondary market. Another increase includes other non-interest income, which increased $554,000, largely driven by gains on the sale of OREO properties and recoveries on Exchange Bank loans charged off prior to the acquisition date.
Non-interest Expense: For the nine months ended September 30, 2006, total non-interest expense was $24.5 million. This represents a $3.1 million increase from the $21.4 million reported for the nine months ended September 30, 2005. Of this $3.1 million increase, salaries and employee benefits increased $1.6 million or 15.16% to $11.9 million at September 30, 2006. Net occupancy expense increased $438,000 to $1.3 million and equipment expense increased $337,000 to $4.2 million in comparison of the two nine month periods ended September 30, 2006 and 2005. These increases are direct results of the acquisitions made in 2005. Professional fees decreased $172,000 from $1.7 million for the nine months ended September 30, 2005 to $1.5 million for the nine months ended September 30, 2006, primarily as a result of the decrease in non-performing loans.

Changes in Financial Condition

September 30, 2006 vs. December 31, 2005
At September 30, 2006, total assets were $570.0 million, representing an increase of $39.4 million or 7.43% over December 31, 2005. The increase was primarily attributable to an increase of $37.3 million or 11.40% in loans, while available-for-sale securities decreased $11.5 million during the nine month period. The entire securities portfolio of Exchange Bank was liquidated in the first quarter of 2006 and only a portion was reinvested in securities. The remaining portion of the $11.5 million reduction in the securities portfolio was invested in the loan portfolio which, in turn, contributed to the increase in net interest income.
From December 31, 2005 to September 30, 2006, foreclosed assets held for sale decreased from $2.3 million to $490,000. At quarter end, consolidated non-performing assets, including those of RFCBC (the loan workout subsidiary) and Exchange Bank, were $6.1 million or 1.07% of total assets, compared with $15.0 million or 3.43% of total assets at September 30, 2005. This decrease in non-interest-earning/non-performing assets has also had a positive impact on net interest income.
At September 30, 2006, liabilities totaled $513.9 million, an increase of $37.8 million since December 31, 2005. Of this increase, significant changes include total deposits, which increased $27.3 million (7.10%), Federal Home Loan Bank Advances which decreased $7.0 million (15.38%), repurchase agreements which increased $25.7 million (422.76%), federal funds purchased which decreased $3.8 million (82.61%) and other liabilities which decreased $6.7 million (55.38%). Of the $27.3 million increase in total deposits, time deposits increased $26.1 million and savings, interest checking and money market deposits increased $9.0 million, while demand deposits decreased $7.7 million during the period. Of the $6.7 million decrease in other liabilities, $6.5 million is the result of the cash paid to the shareholders of Exchange as part of the acquisition.
Capital Resources
At September 30, 2006, actual capital levels (in millions) and minimum required levels were as follows:

					Minimum Required
			Minimum Required		To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)
Consolidated	$62.4	16.3%	$30.7	8.0%	$—	N/A
State Bank	38.4	12.2	25.1	8.0	31.4	10.0
Exchange Bank	7.8	13.1	4.7	8.0	5.9	10.0
The Company, State Bank and Exchange Bank were categorized as well capitalized at September 30, 2006.

LIQUIDITY
Liquidity relates primarily to the Company’s ability to fund loan demand, meet deposit customers’ withdrawal requirements and provide for operating expenses. Assets used to satisfy these needs consist of cash and due from banks, federal funds sold, interest earning deposits in other financial institutions, securities available-for sale and loans held for sale. These assets are commonly referred to as liquid assets. Liquid assets were $146.6 million at September 30, 2006 compared to $152.4 million at December 31, 2005.
The Company’s residential first mortgage portfolio of $93.5 million at September 30, 2006 and $89.1 million at December 31, 2005, which can and has been used to collateralize borrowings, is an additional source of liquidity. Management believes its current liquidity level is sufficient to meet its liquidity needs. At September 30, 2006, all eligible mortgage loans were pledged under a Federal Home Loan Bank (“FHLB”) blanket lien.
The cash flow statements for the periods presented provide an indication of the Company’s sources and uses of cash as well as an indication of the ability of the Company to maintain an adequate level of liquidity. A discussion of the cash flow statements for the nine months ended September 30, 2006 and 2005 follows.
The Company experienced positive cash flows from operating activities for the nine months ended September 30, 2006 and 2005. Net cash provided from operating activities was $2.6 million and $3.5 million respectively, for the nine months ended September 30, 2006 and 2005.
Net cash flow from investing activities was $(38.7) million and $32.5 million for the nine months ended September 30, 2006 and 2005, respectively. The changes in net cash from investing activities at September 30, 2006 include loan growth of $38.2 million, available-for-sale securities purchases totaling $13.8 million, the payment to the Exchange shareholders of $6.5 million, the payment to the shareholders of Diverse Computer Marketers of $4.8 million, which were partially offset by investment security maturities and sales of $25.6 million and the sale of $2.7 million in foreclosed assets. The changes in net cash from investing activities at September 30, 2005 include an increase of $48.6 million from the assumption of net liabilities in the Lima Market branch acquisitions, offset by $30.2 million in available-for-sale securities purchases and a $4.2 million increase in the loan portfolio.
Net cash flow from financing activities was $41.8 million and $(37.7) million for the nine month periods ended September 30, 2006 and 2005. The 2006 financing activities include a $27.3 million increase in deposits, and a $25.7 million increase in repurchase agreements, offset by a net decrease in FHLB advances of $7.0 million, and a decrease of $3.8 million in fed funds purchased. For the nine months ended September 30, 2005, net FHLB advances decreased $22.0 million, fed funds purchased decreased $5.4 million and deposits decreased $21.5 million.
Off-Balance-Sheet Borrowing Arrangements:
Significant additional off-balance-sheet liquidity is available in the form of FHLB advances, unused federal funds lines from correspondent banks, and the national certificate of deposit market.

Approximately $76.3 million of the Company’s $93.5 million residential first mortgage loan portfolio qualifies to collateralize FHLB borrowings and was pledged to meet FHLB collateralization requirements as of September 30, 2006. In addition to residential first mortgage loans, $20.4 million in investment securities are pledged to meet FHLB collateralization requirements. Based on the current collateralization requirements of the FHLB, approximately $15.9 million of additional borrowing capacity existed at September 30, 2006.
As of September 30, 2006, the Company had unused federal funds lines totaling $20.1 million from four correspondent banks. At December 31, 2005, the Company had $20.9 million in federal fund lines. Federal funds borrowed were $800,000 at September 30, 2006 and $4.6 million at December 31, 2005.
The Company’s contractual obligations as of September 30, 2006 were evident in long-term debt obligations, other debt obligations, operating lease obligations and other long-term liabilities. Long-term debt obligations are comprised of FHLB advances of $38.5 million. Other debt obligations are comprised of Trust Preferred Securities of $20.6 million. The operating lease obligation is a lease on the ROC operations building of $99,600 per year, the RDSI-North building of $162,000 per year, the new Northtowne branch of State Bank of $60,000 per year and the DCM Lansing and Indiana facilities which total $108,000 and $60,000, respectively. Other long-term liabilities are comprised of time deposits of $234.6 million.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
The following table provides information about the Company’s financial instruments used for purposes other than trading that are sensitive to changes in interest rates as of September 30, 2006. It does not present when these items may actually reprice. For loans receivable, securities, and liabilities with contractual maturities, the table presents principal cash flows and related weighted-average interest rates by contractual maturities as well as the Company’s historical experience of the impact of interest rate fluctuations on the prepayment of loans and mortgage backed securities. For core deposits (demand deposits, interest-bearing checking, savings, and money market deposits) that have no contractual maturity, the table presents principal cash flows and, as applicable, related weighted-average interest rates based upon the Company’s historical experience, management’s judgment and statistical analysis, as applicable, concerning their most likely withdrawal behaviors. The current interest rates for core deposits have been assumed to apply for future periods in this table as the actual interest rates that will need to be paid to maintain these deposits are not currently known. Weighted average variable rates are based upon contractual rates existing at the reporting date.

Principal/Notional Amount Maturing or Assumed to Withdraw In:
(Dollars in Thousands)

	First	Years
Comparison of 2006 to 2005:	Year	2 – 5	Thereafter	Total
Total rate-sensitive assets:
At September 30, 2006	$201,940	$169,048	$125,644	$496,632
At December 31, 2005	215,721	162,891	92,014	470,626

Increase (decrease)	$(13,784)	$6,157	$33,629	$26,006

Total rate-sensitive liabilities:
At September 30, 2006	$230,863	$228,539	$46,949	$506,351
At December 31, 2005	200,846	221,267	40,464	462,577

Increase (decrease)	$30,017	$7,272	$6,484	$43,773
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
Changes in Internal Control Over Financial Reporting
     There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended September 30, 2006, that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
a.	Not applicable

b.	Not applicable

c.	The following table provides information regarding repurchases of the Company’s common shares during the nine months ended September 30, 2006:

				Maximum Number
				(or Approximate
			Total Number of	Dollar Value) of
			Shares Purchased as	Shares that May Yet
			Part of Publicly	Be Purchased Under
	Total Number of	Average Price	Announced Plans or	the Plans or
Period	Shares Purchased (1)	Paid per Share	Programs	Programs
July 1 through July 31, 2006	355	$11.09	—	—
August 1 through August 31, 2006	1,554	$11.29	—	—
September 1 through September 30, 2006	923	$11.55	—	—

(1)	All of the repurchased shares were purchased by Reliance Financial Services, N.A., an indirect subsidiary of the Company, in its capacity as the administrator of the Company’s Employee Stock Ownership and Savings Plan.
Item 3. Defaults Upon Senior Securities
     Not applicable
Item 4. Submission of Matters to a Vote of Security Holders
     Not applicable
Item 5. Other Information
     Not applicable
Item 6. Exhibits
31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)

31.2	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer)

32.1	Section 1350 Certification (Principal Executive Officer)

32.2	Section 1350 Certification (Principal Financial Officer)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

RURBAN FINANCIAL CORP.
Date: November 14, 2006	By:	/s/ Kenneth A. Joyce
Kenneth A. Joyce
President & Chief Executive Officer

	By:	/s/ Duane L. Sinn
Duane L. Sinn
Executive Vice President & Chief Financial Officer