Form 10-K
period 2006-12-31
RURBAN FINANCIAL CORP
filed 2007-03-22
CIK 767405

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934
For the fiscal year ended December 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 0-13507
RURBAN FINANCIAL CORP.
(Exact name of Registrant as specified in its charter)

Ohio	34-1395608

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

401 Clinton Street, Defiance, Ohio	43512

(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (419) 783-8950
Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to Section 12(g) of the Act:
Title of each class
Common Shares, Without Par Value
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large Accelerate Filer ☐      Accelerated Filer ☐      Non-Accelerated Filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the common shares of the registrant held by non-affiliates computed by reference to the price at which the common shares were last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $51,697,529.
The number of common shares of the registrant outstanding at March 12, 2007 was 5,027,433.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive Proxy Statement for its Annual Meeting of Shareholders to be held on April 19, 2007 are incorporated by reference into Part III of this Annual Report on Form 10-K.

RURBAN FINANCIAL CORP.
2006 ANNUAL REPORT ON FORM 10-K

2.

PART I
Item 1. Business.
General
     Rurban Financial Corp., an Ohio corporation (the “Company”), is a bank holding company registered under the Bank Holding Company Act of 1956, as amended, and is subject to regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”). The Company was organized in 1983. The executive offices of the Company are located at 401 Clinton Street, Defiance, Ohio 43512.
     Through its direct and indirect subsidiaries, The State Bank and Trust Company (“State Bank”), The Exchange Bank (“Exchange”), RFCBC, Inc. (“RFCBC”), Rurbanc Data Services, Inc. (“RDSI”), Diverse Computer Marketers, Inc. (“DCM”), Reliance Financial Services, N.A. (“RFS”), Rurban Mortgage Company (“RMC”), Rurban Statutory Trust I (“RST I”), Rurban Statutory Trust II (“RST II”), and Rurban Operations Corp. (“ROC”), the Company is engaged in a variety of activities, including commercial banking, data and item processing, and trust and financial services, as explained in more detail below.
General Description of Holding Company Group
State Bank
     State Bank is an Ohio state-chartered bank. State Bank presently operates six branch offices in Defiance County, Ohio (five in the city of Defiance and one in Ney), two branch offices in adjacent Paulding County, Ohio (one each in Paulding and Oakwood), three branch offices in Fulton County, Ohio (one each in Delta, Lyons and Wauseon), two branch offices in Allen County, Ohio (two in the city of Lima) and one branch office in Allen County, Indiana. At December 31, 2006, State Bank had 91 full-time equivalent employees.
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
Exchange Bank
     Exchange is an Ohio state-chartered bank. Exchange presently operates three branch offices in Wood County, Ohio (one each in Luckey, Walbridge and Perrysburg) and one office in adjacent Lucas County, Ohio. At December 31, 2006, Exchange had 28 full-time equivalent employees.
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

3.

     RFS has one office located in State Bank’s main office in Defiance, Ohio. At December 31, 2006, RFS had 17 full-time equivalent employees.
RMC
     RMC is an Ohio corporation and wholly-owned subsidiary of State Bank. RMC is a mortgage company; however, it ceased originating mortgage loans in the second quarter of 2000 and is presently inactive.
     At December 31, 2006, RMC had no employees.
RFCBC
     RFCBC is an Ohio corporation and wholly-owned subsidiary of the Company that was incorporated in August 2004. RFCBC operates as a loan subsidiary in servicing and working out problem loans. At December 31, 2006, RFCBC had 1 full-time equivalent employee.
RDSI
     RDSI has been in operation since 1964 and became an Ohio state-chartered company in June 1976. RDSI has four operating locations: one each in Defiance, Ohio, Grove City (Columbus), Ohio, Fremont, Ohio and Holland, Michigan. At December 31, 2006, RDSI had 77 full-time equivalent employees.
     RDSI delivers software systems to the banking industry which provide a broad range of data processing and item processing services in an outsourced environment utilizing Information Technology Inc. (ITI) software.
DCM
     DCM was acquired in September of 2006. DCM is a Michigan corporation and a wholly-owned subsidiary of RDSI. DCM has two operating locations: one each in Lansing, Michigan and Plainfield (Indianapolis), Indiana. At December 31, 2006, DCM had 40 full-time equivalent employees.
     DCM delivers item processing services to the banking industry in an outsourced environment utilizing BankWare software.
RST I
     RST I is a trust that was organized in August 2000. In September 2000, RST I closed a pooled private offering of 10,000 Capital Securities with a liquidation amount of $1,000 per security. The proceeds of the offering were loaned to the Company in exchange for junior subordinated debentures with terms similar to the Capital Securities. The sole assets of RST I are the junior subordinated debentures and the back-up obligations, which in the aggregate, constitute a full and unconditional guarantee by the Company of the obligations of RST I under the Capital Securities.
RST II
     RST II is a trust that was organized in August 2005. In September 2005, RST II closed a pooled private offering of 10,000 Capital Securities with a liquidation amount of $1,000 per security. The proceeds of the offering were loaned to the Company in exchange for junior subordinated debentures with terms similar to the Capital Securities. The sole assets of RST II are the junior subordinated debentures and the back-up obligations, which in the aggregate, constitute a full and unconditional guarantee by the Company of the obligations of RST II under the Capital Securities.

4.

ROC
     ROC is an Ohio corporation and wholly-owned subsidiary of the Company. ROC was formed in December 2005 and its first day of operation commenced January 3, 2006. ROC serves as a central location for the performance of the following functions that provide services for all of the company’s subsidiaries: human resources, marketing, facilities maintenance, loan operations, loan accounting, collections, file room, Internet banking, credit analysis, VISA processing, mortgage operations, technology, training and development, deposit operations, operations administration and accounting. At December 31, 2006, ROC had 53 full-time equivalent employees.
See Note 25 of the Financials, pages F-47 and F-48, for the Company’s segment information.
Recent Developments
     On December 21, 2006, The Company announced the consolidation of Reliance Financial Services, Rurban’s trust and investment subsidiary, and The Exchange Bank, it’s recently acquired community bank, into the lead bank. The necessary regulatory approvals have been obtained from the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation and the Ohio Division of Financial Institutions, and the consolidation is expective to be effective as of the opening of business on March 26, 2007. This merger will create accounting, staffing and operating efficiencies by combining the three subsidiaries into one banking unit.
     On September 5, 2006, the Company announced the completion of the acquisition of DCM by RDSI, Rurban’s data and item processing subsidiary, effective after the close of business on September 2, 2006. Further discussion of the acquisition of DCM is provided under the caption “Acquisitions” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations beginning on page 35 of this Annual Report on Form 10-K.
Competition
     State Bank and Exchange Bank experience significant competition in attracting depositors and borrowers. Competition in lending activities comes principally from other commercial banks in the lending areas of State Bank and Exchange Bank, and, to a lesser extent, from savings associations, insurance companies, governmental agencies, credit unions, securities brokerage firms and pension funds. The primary factors in competing for loans are interest rates charged and overall banking services.
     State Bank and Exchange’s competition for deposits comes from other commercial banks, savings associations, money market funds and credit unions as well as from insurance companies and securities brokerage firms. The primary factors in competing for deposits are interest rates paid on deposits, account liquidity and convenience of office location.
     RDSI and DCM also operate in a highly competitive field. RDSI and DCM compete primarily on the basis of the value and quality of their data processing and item processing services and service and convenience to their customers.
     RFS operates in the highly competitive trust services field and its competition consists primarily of other Ohio bank trust departments.
Supervision and Regulation
     The following is a summary of certain statutes and regulations affecting the Company and its subsidiaries. The summary is qualified in its entirety by reference to such statutes and regulations.
Regulation of Bank Holding Companies and Their Subsidiaries in General
     The Company is a bank holding company and, as such, is subject to regulation under the Bank Holding Company Act of 1956, as amended (the “Bank Holding Company Act”). The Bank Holding

5.

Company Act requires the prior approval of the Federal Reserve Board before a bank holding company may acquire direct or indirect ownership or control of more than 5% of the voting shares of any bank (unless the bank is already owned by the bank holding company), acquire all or substantially all of the assets of another bank or bank holding company, or merger or consolidate with any other bank holding company. Subject to certain exceptions, the Bank Holding Company Act also prohibits a bank holding company from acquiring 5% of the voting shares of any company that is not a bank and from engaging in any business other than banking or managing or controlling banks. The primary exception to this prohibition allows a banking holding company to own shares in any company the activities of which the Federal Reserve Board had determined, as of November 19, 1999, to be so closely related to banking as to be a proper incident thereto.
     The Company is also subject to the reporting requirements of, and examination and regulation by, the Federal Reserve Board. The Federal Reserve Board also has extensive enforcement authority over bank holding companies, including, without limitation, the ability to assess civil money penalties, issue cease and desist or removal orders, and require that a bank holding company divest subsidiaries, including its subsidiary banks. In general, the Federal Reserve Board may initiate enforcement actions for violations of laws and regulations and unsafe or unsound practices. A bank holding company and its subsidiaries are prohibited from engaging in certain tying arrangements in connection with extensions of credit and/or the provision of other property or services to a customer by the bank holding company or its subsidiaries.
     RFS, as a nationally-chartered trust company, is regulated by the Office of the Comptroller of the Currency (the “OCC”). As Ohio state-chartered banks, State Bank and Exchange are supervised and regulated by the Ohio Division of Financial Institutions. State Bank and Exchange Bank are members of the Federal Reserve System so their primary federal regulator is the Federal Reserve Board. The deposits of State Bank and Exchange are insured by the Federal Deposit Insurance Corporation (“FDIC”) and are subject to the applicable provisions of the Federal Deposit Insurance Act. A subsidiary of a bank holding company can be liable to reimburse the FDIC, if the FDIC incurs or anticipates a loss because of a default of another FDIC-insured subsidiary of the bank holding company or in connection with FDIC assistance provided to such subsidiary in danger of default.
     Various requirements and restrictions under the laws of the United States and the State of Ohio affect the operations of State Bank and Exchange Bank, including requirements to maintain reserves against deposits, restrictions on the nature and amount of loans which may be made and the interest that may be charged thereon, restrictions relating to investments and other activities, limitations on credit exposure to correspondent banks, limitations on activities based on capital and surplus, limitations on payment of dividends, and limitations on branching.
     The Federal Home Loan Banks (“FHLBs”) provide credit to their members in the form of advances. As members of the FHLB of Cincinnati, State Bank and Exchange Bank must maintain certain minimum investments in the capital stock of the FHLB of Cincinnati. State Bank and Exchange Bank were in compliance with these requirements at December 31, 2006.
Dividends
     The ability of the Company to obtain funds for the payment of dividends and for other cash requirements is largely dependent on the amount of dividends that may be declared by its subsidiaries. Neither State Bank nor Exchange Bank may pay dividends to the Company if, after paying such dividends, it neither would fail to meet the required minimum levels under the risk-based capital guidelines and the minimum leverage ratio requirements. State Bank and Exchange Bank must obtain the approval of the Federal Reserve Board and the Ohio Division of Financial Institutions if a dividend in any year would cause the total dividends for that year to exceed the sum of the current year’s net profits and the retained net profits for the preceding two years, less required transfers to surplus. Payment of dividends by State Bank and Exchange Bank may be restricted at any time at the discretion of the regulatory authorities, if they deem such dividends to constitute an unsafe and/or unsound banking

6.

practice. These provisions could have the effect of limiting the Company’s ability to pay dividends on its outstanding common shares. Moreover, the Federal Reserve Board expects the Company to serve as a source of strength to its subsidiary banks, which may require it to retain capital for further investment in the subsidiary, rather than for dividends to shareholders of the Company.
Transactions with Affiliates, Directors, Executive Officers and Shareholders
     Sections 23A and 23B of the Federal Reserve Act and Federal Reserve Board Regulation W restrict transactions by banks and their subsidiaries with their affiliates. An affiliate of a bank is any company or entity that controls, is controlled by or is under common control with the bank.
     In general, Sections 23A and 23B and Regulation W:
•	limit the extent to which a bank or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10% of the bank’s capital stock and surplus (i.e., tangible capital);

•	limit the extent to which a bank or its subsidiaries may engage in “covered transactions” with all affiliates to 20% of the bank’s capital stock and surplus; and

•	require that all covered transactions be on terms substantially the same, or at least as favorable to the bank or subsidiary, as those provided to non-affiliates.
The term “covered transaction” includes the making of loans, purchase of assets, issuance of a guarantee and similar types of transactions.
     A bank’s authority to extend credit to executive officers, directors and greater than 10% shareholders, as well as entities such persons control, is subject to Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O promulgated thereunder by the Federal Reserve Board. Among other things, these loans must be made on terms substantially the same as those offered to unaffiliated individuals (or be made under a benefit or compensation program and on terms widely available to employees) and must not involve a greater than normal risk of repayment. In addition, the amount of loans a bank may make to these persons is based, in part, on the bank’s capital position, and specified approval procedures must be followed in making loans which exceed specified amounts.
Regulatory Capital
     The Federal Reserve Board has adopted risk-based capital guidelines for bank holding companies and for state member banks, such as State Bank and Exchange. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk weighted assets by assigning assets and off-balance-sheet items to broad risk categories. The minimum ratio of total capital to risk weighted assets (including certain off-balance-sheet items, such as standby letters of credit) is 8%. Of that 8%, 4% is to be comprised of common stockholders’ equity (including retained earnings but excluding treasury stock), non-cumulative perpetual preferred stock, a limited amount of cumulative perpetual preferred stock, and minority interests in equity accounts of consolidated subsidiaries, less goodwill and certain other intangible assets (“Tier 1 capital”). The remainder (“Tier 2 capital”) may consist, among other things, of certain amounts of mandatory convertible debt securities, subordinated debt, preferred stock not qualifying as Tier 1 capital, an allowance for loan and lease losses and net unrealized gains, after applicable taxes, on available-for-sale equity securities with readily determinable fair values, all gains subject to limitations established by the guidelines. The Federal Reserve Board also imposes a minimum leverage ratio (Tier 1 capital to total assets) of 3% for bank holding companies and state member banks that meet certain specified conditions, including no operational, financial or supervisory deficiencies, and including having the highest regulatory rating. The minimum leverage ratio is 1%-2% higher for other bank holding companies and state member banks based on their particular circumstances and risk profiles and those experiencing or anticipating significant growth. Failure to meet

7.

applicable capital guidelines could subject a banking institution to a variety of enforcement remedies available to federal and state regulatory authorities, including the termination of deposit insurance by the FDIC.
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
     Each of the Company, State Bank and Exchange Bank at year end 2006 was categorized as “well capitalized”.
Deposit Insurance Assessments
     In February of 2006, President Bush signed into law the Deposit Insurance Reform Act of 2005 and its companion bill, the Deposit Insurance Reform Conforming Amendments Act of 2005 (collectively, the “Deposit Insurance Reform Acts”), which provide for the Bank Insurance Fund (BIF) and the Savings Association Insurance Fund (SAIF) to be merged into a new Deposit Insurance Fund (DIF). The Deposit Insurance Reform Acts provide for several additional changes to the deposit insurance system, including the following:
•	Increasing the deposit insurance limit for retirement accounts from $100,000 to $250,000;

•	Adjusting the deposit insurance limits (currently $100,000 for most accounts) every five years based on an inflation index, with the first adjustment to be effective on January 1, 2011;

•	Providing pass-through deposit insurance for the deposits of employee benefit plans (but prohibiting undercapitalized depository institutions from accepting employee benefit plan deposits);

•	Allocating an aggregate of $4.7 billion of one-time credits to offset the premiums of depository institutions based on their assessment bases at the end of 1996;

•	Establishing rules for awarding cash dividends to depository institutions, based on their relative contributions to the DIF and its predecessor funds, when the DIF reserve ratio reaches certain levels; and

•	Revising the rules and procedures for risk-based premium assessments.
     The Company does not expect that the Deposit Insurance Reform Acts will have a significant impact on the Company or its subsidiary banks in fiscal year 2007.
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

8.

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
     As mandated by the Sarbanes-Oxley Act, the SEC has adopted rules and regulations governing, among other issues, corporate governance, auditing and accounting and executive compensation, and enhanced the timely disclosure of corporate information. The SEC has also approved corporate

9.

governance rules promulgated by The NASDAQ Stock Market, Inc. (“NASDAQ”). The Board of Directors of the Company has taken a series of actions to comply with the new NASDAQ and SEC rules and to further strengthen its corporate governance practices. The Company has adopted and implemented a Code of Conduct and Ethics and a copy of that policy can be found on the Company’s website at www.rurbanfinancial.net by first clicking “Corporate Governance” and then “Code of Conduct”. The Company has also adopted charters of the Audit Committee, the Compensation Committee and the Executive Governance and Nominating Committee, which charters are available on the Company’s website at www.rurbanfinancial.net by first clicking “Corporate Governance” and then “Supplementary Info”.
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
Statistical Financial Information Regarding the Company
     The following schedules and tables analyze certain elements of the consolidated balance sheets and statements of income of the Company and its subsidiaries, as required under Exchange Act Industry Guide 3 promulgated by the SEC, and should be read in conjunction with the narrative analysis presented in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements of the Company and its subsidiaries included at pages F-1 through F-54 of this Annual Report on Form 10-K.

10.

I.	DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS’ EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

The following are the condensed average balance sheets for the years ending December 31 and the interest earned or paid on such amounts and the average interest rate thereon:

	2006			2005			2004
	Average		Avg	Average		Avg	Average		Avg
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
	(dollars in thousands)
Assets:
Securities
Taxable	$119,394	$5,212	4.37%	$108,306	$4,337	4.00%	$100,517	$3,568	3.55%
Non-taxable (1)	14,497	848	5.85%	7,248	403	5.56%	4,426	249	5.63%
Federal funds sold and other	2,259	177	7.84%	4,881	160	3.28%	4,557	79	1.73%
Loans, net (2)(3)	354,400	25,055	7.07%	268,158	16,659	6.21%	271,503	16,217	5.97%

Total earning assets	490,550	31,292	6.38%	388,593	21,559	5.55%	381,003	20,113	5.28%
Cash and due from banks	11,827			9,653			12,179
Allowance for loan losses	(4,495)			(4,885)			(7,123)
Premises and equipment	19,387			15,570			12,168
Other assets	36,825			24,435			19,574

Total assets	$554,094			$433,366			$417,801

Liabilities:
Deposits
Savings and interest-bearing	$127,179	$1,656	1.30%	$102,453	$716	0.70%	$94,051	$350	0.37%
Time deposits	228,193	9,366	4.10%	167,140	4,935	2.95%	162,865	4,205	2.58%
Short-term borrowings	21,965	946	4.30%	6,854	165	2.41%	4,613	53	1.15%
Advances from FHLB	41,353	2,106	5.09%	46,376	2,040	4.40%	48,814	1,877	3.85%
Trust preferred securities	20,620	1,787	8.67%	14,434	1,275	8.83%	10,248	1,119	10.92%
Other borrowed funds	939	75	7.98%	2,247	237	10.55%	5,039	347	6.89%

Total interest-bearing liabilities	440,249	15,936	3.62%	339,504	9,368	2.76%	325,630	7,951	2.44%

Demand deposits	47,176			36,675			38,134
Other liabilities	12,168			6,105			4,758

Total liabilities	499,593			382,284			368,522
Shareholder’s equity	54,501			51,083			49,279

Total liabilities and shareholders’ equity	$554,094			$433,367			$417,801

Net interest income (tax equivalent basis)		$15,356			$12,191			$12,162

Net interest income as a percent of average interest-earning assets			3.13%			3.14%			3.19%

1)	Interest is computed on a tax equivalent basis using a 34% statutory tax rate. The tax equivalent adjustment was $288, $137 and $84 in 2006, 2005 and 2004, respectively.

(2)	Non-accruing loans and loans held for sale are included in the average balances.

(3)	Interest is computed on a tax equivalent basis using a 34% statutory tax rate. The tax equivalent adjustment was $33 in 2006.

11.

I.	DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS’ EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL (Continued)

The following tables set forth the effect of volume and rate changes on interest income and expense for the periods indicated. For purposes of these tables, changes in interest due to volume and rate were determined as follows:

Volume Variance — change in volume multiplied by the previous year’s rate. Rate Variance — change in rate multiplied by the previous year’s volume. Rate/Volume Variance — change in volume multiplied by the change in rate. This variance was allocated to volume variance and rate variance in proportion to the relationship of the absolute dollar amount of the change in each. Interest on non-taxable securities has been adjusted to a fully tax equivalent basis using a statutory tax rate of 34% in 2006, 2005 and 2004.

	Total
	Variance	Variance Attributable To
	2006/2005	Volume	Rate
	(dollars in thousands)
Interest income
Securities
Taxable	$875	$465	$410
Non-taxable	445	423	22
Federal funds sold	17	(119)	136
Loans, net of unearned income and deferred loan fees	8,396	5,875	2,521

	9,733	6,644	3,089

Interest expense
Deposits
Savings and interest-bearing demand deposits	940	205	735
Time deposits	4,431	2,143	2,288
Short-term borrowings	781	575	206
Advances from FHLB	66	(235)	301
Trust preferred securities	512	537	(25)
Other borrowed funds	(162)	(114)	(48)

	6,568	3,111	3,457

Net interest income	$3,165	$3,533	$(368)

12.

I.	DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS’ EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL (Continued)

	Total
	Variance	Variance Attributable To
	2005/2004	Volume	Rate
	(dollars in thousands)
Interest income
Securities
Taxable	$769	$290	$479
Non-taxable	154	157	(3)
Federal funds sold	81	6	75
Loans, net of unearned income and deferred loan fees	442	(202)	644

	1,446	251	1,195

Interest expense
Deposits
Savings and interest-bearing demand deposits	366	34	332
Time deposits	730	113	617
Short-term borrowings	112	34	78
Advances from FHLB	163	(97)	260
Trust preferred securities	156	397	(241)
Other borrowed funds	(110)	(244)	134

	1,417	237	1,180

Net interest income	$29	$14	$15

13.

II.	INVESTMENT PORTFOLIO
A.	The book value of securities available for sale as of December 31 in each of the following years are summarized as follows:

	2006	2005	2004
	(dollars in thousands)
U.S. Treasury and government agencies	$58,123	$89,671	$63,647
State and political subdivisions	15,465	12,694	4,699
Mortgage-backed securities	28,770	35,660	40,316
Other securities	81	1305	50
Marketable equity securities	23	23	8

Total	$102,462	$139,353	$108,720

B.	The maturity distribution and weighted average yield of securities available for sale at December 31, 2006 are as follows:

	Maturing
		After One Year	After Five Years
	Within	But Within	But Within	After
	One Year	Five Years	Ten Years	Ten Years
U.S. Treasury and Government agencies	$1,499	$9,493	$47,131	$—
Obligations of states and political subdivisions	345	661	2,267	12,191
Mortgage-backed securities	120	3,712	4,921	20,018
Other securities	50	—	—	—

Total	$2,014	$13,866	$54,319	$32,209

Marketable equity securities with no maturity	$54

Weighted average yield (1)	4.78%	3.97%	4.79%	4.58%

(1)	Yields are not presented on a tax-equivalent basis.
The weighted average interest rates are based on coupon rates for securities purchased at par value and on effective interest rates considering amortization or accretion if the securities were purchased at a premium or discount.
C.	Excluding those holdings of the investment portfolio in U.S. Treasury securities and other agencies of the U.S. Government, there were no other securities of any one issuer which exceeded 10% of the shareholders’ equity of the Company at December 31, 2006.

14.

III.	LOAN PORTFOLIO
A.	Types of Loans — Total loans on the balance sheet are comprised of the following classifications at December 31 for the years indicated:

	2006	2005	2004	2003	2002
	(dollars in thousands)
Commercial and Agricultural	$225,827	$187,667	$188,532	$188,532	$321,726
Real estate mortgage	94,389	89,086	63,828	46,718	84,432
Consumer loans to individuals	49,314	48,877	31,949	37,310	60,139
Leases	857	1,661	5,128	11,775	21,509

Total loans	$370,387	$327,291	$264,750	$284,335	$487,806

Real estate mortgage loans held for resale	$390	$224	$113	$219	$63,536

Concentrations of Credit Risk: The Company grants commercial, real estate and installment loans to customers mainly in northwest Ohio. Commercial loans include loans collateralized by commercial real estate, business assets and, in the case of agricultural loans, crops and farm equipment. As of December 31, 2006, commercial and agricultural loans made up approximately 61.0% of the loan portfolio and the loans are expected to be repaid from cash flow from operations of businesses. As of December 31, 2006, residential first mortgage loans made up approximately 25.5% of the loan portfolio and are collateralized by first mortgages on residential real estate. As of December 31, 2006, consumer loans to individuals made up approximately 13.5% of the loan portfolio and are primarily collateralized by consumer assets.
B.	Maturities and Sensitivities of Loans to Changes in Interest Rates — The following table shows the amounts of commercial and agricultural loans outstanding as of December 31, 2006 which, based on remaining scheduled repayments of principal, are due in the periods indicated. Also, the amounts have been classified according to sensitivity to changes in interest rates for commercial and agricultural loans due after one year. (Variable-rate loans are those loans with floating or adjustable interest rates.)

Commercial and
Maturing	Agricultural
Within one year	$56,685
After one year but within five years	64,538
After five years	104,604

Total commercial and agricultural loans	$225,827

15.

III.	LOAN PORTFOLIO (Continued)
Commercial and Agricultural

	Interest Sensitivity
	Fixed	Variable
	Rate	Rate	Total
	(dollars in thousands)
Due after one year but within five years	$18,423	$46,115	$64,538
Due after five years	5,951	98,653	104,604

Total	$24,374	$144,768	$169,142

C.	Risk Elements
1.	Non-accrual, Past Due, Restructured and Impaired Loans – The following schedule summarizes non-accrual, past due, restructured and impaired loans at December 31 in each of the following years.

			2006	2005	2004	2003	2002
			(dollars in thousands)
(a	)	Loans accounted for on a non-accrual basis	$3,828	$6,270	$13,384	$18,352	$18,259

(b	)	Accruing loans which are contractually past due 90 days or more as to interest or principal payments	—	5	11	—	476

(c	)	Loans not included in (a) which are “Troubled Debt Restructurings” as defined by Statement of Financial Accounting Standards No. 15	166	825	1,570	5,058	—

		Total non-performing loans	$3,994	$7,100	$14,965	$23,410	$18,735

(d	)	Other loans defined as impaired	$82	$3,283	$4,671	$9,099	$3,166

2006
(In thousands)
Cash basis interest income recognized on impaired loans outstanding at December 31, 2006	$51

Interest income actually recorded on impaired loans and included in net income for the period	47

2006 unrecorded interest income on non-accrual loans	207

16.

III. LOAN PORTFOLIO (Continued)
Management believes the allowance for loan losses at December 31, 2006 is adequate to absorb any losses on non-performing loans, as the allowance balance is maintained by management at a level considered adequate to cover losses that are probable based on past loss experience, general economic conditions, information about specific borrower situations, including their financial position and collateral values, and other factors and estimates which are subject to change over time.
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

As of December 31, 2006, in addition to the $3,994,000 of loans reported under Item III.C.1. above (which amount includes all loans classified by management as doubtful or loss), there were approximately $3,991,000 in other outstanding loans where known information about possible credit problems of the borrowers caused management to have concerns as to the ability of such borrowers to comply with the present loan repayment terms (loans classified as substandard by management) and which may result in disclosure of such loans pursuant to Item III.C.1. at some future date. In regard to loans classified as substandard, management believes that such potential problem loans have been adequately evaluated in the allowance of loan losses.

17.

III. LOAN PORTFOLIO (Continued)
3.	Foreign Outstandings

None

4.	Loan Concentrations

At December 31, 2006, loans outstanding related to agricultural operations or collateralized by agricultural real estate aggregated approximately $44,683,000.
D.	Other Interest-Bearing Assets

There were no other interest-bearing assets as of December 31, 2006 which would be required to be disclosed under Item III.C.1 or Item III.C.2. if such assets were loans.

18.

IV. SUMMARY OF LOAN LOSS EXPERIENCE
A.	The following schedule presents an analysis of the allowance for loan losses, average loan data and related ratios for the years ended December 31:

	2006	2005	2004	2003	2002
	(dollars in thousands)
Loans
Loans outstanding at end of period	$370,102	$327,048	$264,481	$284,104	$487,475

Average loans outstanding during period	$354,726	$268,158	$271,503	$385,153	$627,685

Allowance for loan losses
Balance at beginning of period	$4,700	$4,899	$10,181	$17,694	$9,239
Balance, Exchange		910
Balance, Oakwood					1,427
Loans charged-off
Commercial and agricultural loans	(1,277)	(2,760)	(6,599)	(10,089)	(19,584)
Real estate mortgage	(100)	(133)	(12)	(195)	496)
Leases	—	(208)	(70)	(225)	(173)
Consumer loans to individuals	(440)	(308)	(308)	(1,345)	(1,520)

	(1,817)	(3,409)	(6,989)	(11,854)	(21,773)

Recoveries of loans previously charged-off
Commercial and agricultural loans	419	1,566	1,835	2,497	892
Real estate mortgage	75	2	52	86	28
Leases	—	4	31	109	27
Consumer loans to individuals	162	145	188	447	324

	656	1,717	2,106	3,139	1,271

Net loans charged-off	(1,160)	(1,692)	(4,883)	(8,715)	(20,502)

Provision for loan losses	178	583	(399)	1,202	27,530

Balance at end of period	$3,717	$4,700	$4,899	$10,181	$17,694

Ratio of net charge-offs during the period to average loans outstanding during the period	0.33%	0.63%	1.80%	2.26%	3.27%

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

19.

IV. SUMMARY OF LOAN LOSS EXPERIENCE (Continued)
B.	The following schedule provides a breakdown of the allowance for loan losses allocated by type of loan and related ratios.

	Allocation of the Allowance for Loan Losses
		Percentage		Percentage		Percentage		Percentage		Percentage
		of Loans In		of Loans In		of Loans In		of Loans In		of Loans In
		Each		Each		Each		Each		Each
		Category to		Category to		Category to		Category to		Category to
	Allowance	Total	Allowance	Total	Allowance	Total	Allowance	Total	Allowance	Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
	December 31, 2006		December 31, 2005		December 31, 2004		December 31, 2003		December 31, 2002
	(dollars in thousands)
Commercial and agricultural	$2,945	79.2%	$3,728	57.3%	$4,502	61.9%	$9,649	66.3%	$16,518	66.0%
Residential first mortgage	317	8.5%	291	27.2%	141	24.1%	75	16.4%	204	17.3%
Consumer loans to individuals	455	12.3%	681	15.5%	256	14.0%	457	17.3%	972	16.7%

	$3,717	100.0%	$4,700	100.0%	$4,899	100.0%	$10,181	100.0%	$17,694	100.0%

While management’s periodic analysis of the adequacy of the allowance for loan losses may allocate portions of the allowance for specific problem loan situations, the entire allowance is available for any loan charge-offs that occur.

20.

V.	DEPOSITS

The average amount of deposits and average rates paid are summarized as follows for the years ended December 31:

	2006		2005		2004
	Average	Average	Average	Average	Average	Average
	Amount	Rate	Amount	Rate	Amount	Rate
			(dollars in thousands)
Savings and interest-bearing demand deposits	$127,179	1.30%	$102,453	0.70%	$94,051	0.37%

Time deposits	228,193	4.10	167,140	2.95	162,865	2.58

Demand deposits (non-interest-bearing)	47,176	—	36,675	—	38,134	—

	$402,548		$306,268		$295,050

Maturities of time certificates of deposit and other time deposits of $100,000 or more outstanding at December 31, 2006 are summarized as follows:

Amount
Three months or less	$23,936
Over three months and through six months	14,401
Over six months and through twelve months	19,560
Over twelve months	16,633

Total	$74,530

21.

VI.	RETURN ON EQUITY AND ASSETS

The ratio of net income to average shareholders’ equity and average total assets and certain other ratios are as follows for periods ended December 31:

	2006	2005	2004
	(dollars in thousands)
Average total assets	$554,094	$433,367	$417,801

Average shareholders’ equity	$54,501	$51,083	$49,279

Net income	$2,760	$673	$2,734

Cash dividends declared	$1,056	$914	$—

Return on average total assets	0.50%	0.16%	0.65%

Return on average share- holders’ equity	5.06%	1.32%	5.55%

Dividend payout ratio (1)	38.25	133.33	N/A

Average shareholders’ equity to average total assets	9.84%	11.79%	11.79%

(1)	Cash dividends declared divided by net income.
VII.	SHORT-TERM BORROWINGS

The Company did have short-term borrowings during 2005 and 2004, but the average ending balance for the period did not exceed 30% or more of shareholders’ equity. The following information is reported for short-term borrowings for 2006:

2006
(dollars in thousands)
Amount outstanding at end of year	$32,271

Weighted average interest rate at end of year	4.43%

Maximum amount outstanding at any month end	$32,584

Average amount outstanding during the year	$21,965

Weighted average interest rate during the year	4.30%

22.

Item 1A. Risk Factors
Cautionary Statement Regarding Forward-Looking Information
     Certain statements contained in this Annual Report on Form 10-K which are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including, without limitation, the statements specifically identified as forward-looking statements within this document. In addition, certain statements in future filings by the Company with the SEC, in press releases, and in oral and written statements made by or with the approval of the Company which are not statements of historical fact constitute forward-looking statements with in the meaning of the Private Securities Litigation Reform Act. Examples of forward-looking statements include: (i) projections of income or expense, earnings per share, the payment or non-payment of dividends, and other financial items; (ii) statements of plans and objectives of the Company or our management or Board of Directors, including those relating to products or services; (iii) statements of future economic performance; and (iv) statements of assumptions underlying such statements. Words such as “believes,” “anticipates,” “expects,” “intends,” “targeted,” and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying those statements.
     The Private Securities Litigation Reform Act of 1995 (the “Act”) provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed in the forward-looking statements. We desire to take advantage of the “safe harbor” provisions of the Act.
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

23.

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

24.

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
We depend upon the accuracy and completeness of information about customers.
     In deciding whether to extend credit or enter into other transactions with customers, we may rely on information provided to us by customers, including financial statements and other financial information. We may also rely on representations of customers as to the accuracy and completeness of that information and, with respect to financial statements, on reports of independent auditors. For example, in deciding whether to extend credit to a business, we may assume that the customer’s audited financial statements conform with generally accepted accounting principles and present fairly, in all material respects, the financial condition, results of operations and cash flows of the customer, and we may also rely on the audit report covering those financial statements. Our financial condition and results of operations could be negatively impacted to the extent we rely on financial statements that do not comply with generally accepted accounting principles or that are materially misleading.
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
     RDSI’s data center is an integral part of its business. Damage to RDSI’s data center due to acts of terrorism, fire, power loss, telecommunications failure and other disasters could have a material adverse effect on RDSI’s business, operating results and financial condition. In addition, RDSI relies on the integrity of the data it processes. If this data is incorrect or somewhat tainted, client relations and confidence in RDSI’s services could be impaired, which would harm RDSI’s business.

25.

A limited trading market exists for our common shares which could lead to price volatility.
     Your ability to sell or purchase our common shares depends upon the existence of an active trading market for our common shares. While our stock is quoted on the NASDAQ Global Market, it trades infrequently. As a result, you may be unable to sell or purchase our common shares at the volume, price and time you desire. The limited trading market for our common shares may cause fluctuations in the market value of our common shares to be exaggerated, leasing to price volatility in excess of that which would occur in a more active trading market.
Item 1B. Unresolved Staff Comments
     Not Applicable
Item 2. Properties.
     The Company’s principal executive offices are located at 401 Clinton Street, Defiance, Ohio. This facility is owned by The State Bank and Trust Company, and a portion of the facility is leased to the Company.
     The following is a listing and brief description of the properties owned or leased by State Bank and used in its business:
1.	State Bank’s main office is owned and located at 401 Clinton Street, Defiance, Ohio. State Bank leases portions of this facility to the Company and RFS. (Banking and Other)

2.	State Bank owns a drive through branch office located at 510 Third Street, Defiance, Ohio. (Banking)

3.	State Bank owns a full service branch office located on Main Street in Ney, Ohio. (Banking)

4.	State Bank owns a full service branch office located at 1600 North Clinton Street, Defiance, Ohio. (Banking)

5.	State Bank owns a drive through branch office located at 1856 East Second Street, Defiance, Ohio. (Banking)

6.	State Bank owns a full service branch office located at 220 North Main Street, Paulding, Ohio. (Banking)

7.	State Bank owns a full service branch office located at 312 Main Street, Delta, Ohio. (Banking)

8.	State Bank owns a full service branch office located at 133 E. Morenci Street, Lyons, Ohio. (Banking)

9.	State Bank owns a full service branch office located at 515 Parkview, Wauseon, Ohio. (Banking)

10.	State Bank leases a full service branch located in the Chief Market Square supermarket at 705 Deatrick Street, Defiance, Ohio, pursuant to a 15-year lease. (Banking)

11.	State Bank owns a full service branch office located at 218 North First Street, Oakwood, Ohio. (Banking)

26.

12.	State Bank owns a full service branch office located at 930 West Market Street, Lima, Ohio. (Banking)

13.	State Bank owns a full service branch office located at 2903 Elida Road, Lima, Ohio. (Banking)

14.	State Bank owns a full service branch office located at 12832 Coldwater Road, Fort Wayne, Indiana. (Banking)
     The following is a listing and brief description of the properties owned by Exchange and used in its business:
1.	Exchange’s main office is owned and located at 235 Main Street, Luckey, Ohio. (Banking)

2.	Exchange owns a full service branch office located at 311 Main Street, Walbridge, Ohio. (Banking)

3.	Exchange owns a full service branch office located at 610 East South Boundary, Perrysburg, Ohio. (Banking)

4.	Exchange owns a full service branch office located at 6401 Monroe Street, Sylvania, Ohio. (Banking)
     ROC leases office space located at 2010 South Jefferson, Defiance, Ohio.
     RDSI leases office space located at 7622 St Rt. 66, Defiance, Ohio, office space located at 1804 East State Street, Fremont, Ohio, office space located at 6314 Seeds Road, Grove City (Columbus), Ohio, office space located at 11952 James Street, Holland, Michigan and office space located at 105 East Holland Street, Archbold, Ohio.
     DCM leases office space located at 3101 Technology Blvd., Suite B, Lansing, Michigan and office space located at 211 West Main, Plainfield, Indiana.
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

27.

Supplemental Item: Executive Officers of the Registrant.
     The following table lists the names and ages of the executive officers of the Company as of March 20, 2007, the positions presently held by each executive officer and the business experience of each executive officer during the past five years. Unless otherwise indicated, each person has held his principal occupation(s) for more than five years.

		Position(s) Held with the Company and
Name	Age	its Subsidiaries and Principal Occupation(s)
Kenneth A. Joyce	59	President and Chief Executive Officer of the Company since August 2002; Chairman and Chief Executive Officer of RDSI since October 1997; Director of State Bank since 2002; Director of RDSI since 1997; Director of RFCBC since 2004; Chairman and Director of RFS since 2005; Director of Exchange since January 2006; and; Chairman, CEO and Director of ROC since January 2006; Director of Promedica – Defiance Regional Medical Center and Promedica Physicians Group; Chairman of Promedica – Defiance Regional Medical Center Finance Committee; Director and President of the Board of United Way (non-profit); Director of Kettenring Country Club.

Henry R. Thiemann	60	President and Chief Executive Officer of Exchange Bank since December 31, 2005; Chief Operating Officer of the Company from May 2005 to December 2005; Executive Vice President and Chief Operating Officer of State Bank from 2002 to May 2005; President and Chief Executive Officer of RFCBC since 2004; Senior Vice President and Operations Manager of the Company from 1998 to 2001; Director of Exchange since January 2006; Director of RFCBC since 2004; President of RMC since August 1999; Director of RMC since August 1999; Director of ROC since January 2006; Director of RFS since 2006; Director of RDSI since December 2006.

Duane L. Sinn	36	Executive Vice President and Chief Financial Officer of the Company since December 2005; Senior Vice President and Financial Analysis Manager of State Bank from 2004 to December 2005; Senior Vice President and Controller of the Company from 2000 to 2004 and; Treasurer and Director of ROC since January 2006; and Director of RFS since 2006.

Mark A. Klein	52	President and Chief Executive Officer of State Bank since January 2006; Senior Vice President Private Banking of Sky Bank, Toledo, Ohio from 2004 to January 2006; Vice President and Team Leader of Sky Bank, Toledo, Ohio from 2000 to 2004; Director of State Bank since 2006; Director of ROC since January 2006 and Director of RFS since 2006.

28.

PART II
Item 5. Market for Registrant’s Common Shares and Related Shareholder Matters.
The common shares of the Company are traded on The NASDAQ Global Market (symbol “RBNF”). The table below sets forth the high and low bid prices and the cash dividends declared with respect to the common shares of the Company for the indicated periods. The high and low bid prices reflect actual prices for purchases and sales of the Company’s common shares as reported by NASDAQ and not inter-dealer prices.

	Per Share		Per Share
	Bid Prices		Dividends
	High	Low	Declared
2006
First Quarter	$13.00	$11.16	$.050
Second Quarter	12.44	10.90	.050
Third Quarter	12.00	10.82	.050
Fourth Quarter	11.79	10.50	.060
2005
First Quarter	$14.49	$13.50	$.050
Second Quarter	14.47	12.65	.050
Third Quarter	13.50	12.50	.050
Fourth Quarter	13.00	11.50	.050
There can be no assurance as to the amount of dividends which will be declared with respect to the common shares of the Company in the future, since such dividends are subject to the discretion of the Company’s Board of Directors, cash needs, general business conditions, dividends from the subsidiaries and applicable governmental regulations and policies.
During the Fourth Quarter 2006, there were no sales of unregistered securities.
The approximate number of holders of the outstanding common shares of the Company, as of February 21, 2007, was 2,228.
Share Performance
Provided below is a line graph comparing the yearly percentage change in the Company’s cumulative total shareholder return on its common shares with an index for the NASDAQ Stock Market (U.S. Companies) comprised of all domestic common shares traded on the NASDAQ Global Market System and the NASDAQ Small-Cap Market and an index for NASDAQ Bank Stocks comprised of all depository institutions (SIC Code #602) and holding and other investment companies (SIC Code #671) that are traded on the NASDAQ Global Market System and the NASDAQ Small-Cap Market (“NASDAQ Bank Stocks”) for the five-year period ended December 31, 2006.

29.

Rurban Financial Corp.

	Period Ending
Index	12/31/01	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06
Rurban Financial Corp.	100.00	69.18	103.25	103.62	89.14	82.94
NASDAQ Composite	100.00	68.76	103.67	113.16	115.57	127.58
NASDAQ Bank Index	100.00	106.95	142.29	161.73	158.61	180.53

Source : SNL Financial LC, Charlottesville, VA	(434) 977-1600
© 2007	www.snl.com

30.

Item 6. Selected Financial Data.
SUMMARY OF SELECTED FINANCIAL DATA
FINANCIAL HIGHLIGHTS
(Dollars in thousands except per share data)

	Year Ended December 31
	2006	2005	2004	2003	2002
EARNINGS
Interest income	$30,971	$21,422	$20,028	$27,774	$48,591
Interest expense	15,936	9,368	7,951	13,972	24,813
Net interest income	15,035	12,054	12,077	13,802	23,778
Provision (credit) for loan losses	178	583	(399)	1,202	27,531
Noninterest income	23,755	18,338	17,376	35,169	14,121
Noninterest expense	34,904	29,054	26,009	29,160	30,820
Provision (credit) for income taxes	948	81	1,109	6,303	(7,044)
Net income (loss)	2,760	673	2,734	12,305	(13,408)

PER SHARE DATA
Basic earnings	$0.55	$0.15	$0.60	$2.71	($2.95)
Diluted earnings	0.55	0.15	0.60	2.70	(2.95)
Cash dividends declared	0.21	0.20	N/A	N/A	0.26

AVERAGE BALANCES
Average shareholders’ equity	$54,501	$51,083	$49,279	$44,599	$44,674
Average total assets	554,095	433,366	417,801	549,371	791,091

RATIOS
Return on average shareholders’ equity	5.06%	1.32%	5.55%	27.59%	(30.01)%
Return on average total assets	0.50	0.16	0.65	2.24	(1.69)
Cash dividend payout ratio (cash dividends divided by net income)	38.25	133.33	N/A	N/A	N/A
Average shareholders’ equity to average total assets	9.84	11.79	11.79	8.12	5.65

PERIOD END TOTALS
Total assets	$556,007	$530,542	$415,349	$435,312	$742,317
Total investments and fed funds sold	111,562	139,353	108,720	117,699	129,109
Total loans and leases	370,102	327,048	264,481	284,104	487,475
Loans held for sale	390	224	113	219	63,536
Total deposits	414,555	384,838	279,624	317,475	636,035
Notes Payable	2,589	939	3,080	10,328	6,000
Advances from FHLB	21,000	45,500	56,000	39,000	47,850
Trust Preferred Securities	20,620	20,620	10,310	10,000	10,000
Shareholders’ equity	56,955	54,451	50,306	48,383	36,382
Shareholders’ equity per share	$11.33	$10.83	$11.01	$10.60	$7.97

31.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Rurban Financial Corp. (“Rurban”) is a bank holding company registered with the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended. Through its direct and indirect subsidiaries, Rurban is engaged in commercial banking, computerized data and item processing, and trust and financial services.
The following discussion is intended to provide a review of the consolidated financial condition and results of operations of Rurban and its subsidiaries (collectively, the “Company”). This discussion should be read in conjunction with the Company’s consolidated financial statements and related footnotes for the year ended December 31, 2006.
Critical Accounting Policies
The accounting and reporting policies of the Company are in accordance with accounting principles generally accepted in the United States and conform to general practices within the banking industry. The Company’s significant accounting policies are described in detail in the notes to the Company’s consolidated financial statements for the year ended December 31, 2006. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. The Company’s financial position and results of operations can be affected by these estimates and assumptions and are integral to the understanding of reported results. Critical accounting policies are those policies that management believes are the most important to the portrayal of the Company’s financial condition and results, and they require management to make estimates that are difficult, subjective or complex.
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

32.

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
In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that the Company recognize in the financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of the 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on its financial statements.
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

33.

fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company has not determined the impact of adopting FAS 157 on its financial statements.
In September 2006, the EITF reached a consensus on Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. The consensus requires the recognition of a liability related to the postretirement benefits covered by an endorsement split-dollar life insurance arrangement. If the policyholder has agreed to maintain the insurance policy in force for the employee’s benefit during his or her retirement, then the liability recognized during the employee’s active service period should be based on the future cost of insurance to be incurred during the employee’s retirement. Alternatively, if the policyholder has agreed to provide the employee with a death benefit, then the liability for the future death benefit should be recognized by following the guidance in Statement 106 or Opinion 12, as appropriate. This approach requires the policyholder to gain a clear understanding of the benefit being provided by the policyholder to its employee given that it is this benefit that is being recognized as a liability. If this consensus is ratified by the FASB, it will be applicable in fiscal years beginning after December 15, 2007. The Company is currently evaluating the impact of adopting Issue No. 06-4 and the impact it will have on the Company’s financial statements.

34.

Acquisitions
Diverse Computer Marketers
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
Under the terms of the Stock Purchase Agreement, RDSI acquired all of the outstanding stock of the DCM Companies from their shareholders for an aggregate purchase price of $5.0 million. An additional $250,000 is payable to the shareholders contingent upon the continuation of profitable growth over the first year of combined operations. The entire purchase price was paid in cash. The results of DCM’s operations have been included in Rurban’s consolidated statement of income from the date of acquisition.
The following tables summarize the estimated fair values of the net assets acquired and the computation of the purchase price and goodwill related to the acquisitions.

Assets:
Cash	$118,137
Accounts receivable	419,151
Premises and equipment	207,644
Goodwill and other intangibles	7,447,144
Other assets	158,241

Total Assets	8,350,317

Liabilities:
Accounts payable	1,188,289
Borrowings	1,284,427
Other liabilities	886,510

Total Liabilities	3,359,226

Net assets acquired	$4,991,091

The signficant intangible assets acquired include the customer related intangible of $2,389,000, the Trademark of $180,000 and the non-compete agreements of $83,000, which have useful lives of 120, 36 and 36 months, respectively, and will be amortized using the straight-line method. The $4.8 million of goodwill was assigned entirely to the data processing unit and is not expected to be deductible for tax purposes. This analysis is based upon an initial third party opinion and is subject to change for up to twelve months.
Under terms of the Stock Purchase Agreement, and immediately prior to the closing, the disaster recovery services portion of the DCM business was spun-off. As DCM records did not include separate financial information for the disaster recovery services, historical financial information for the purchased portion of the business is not available. Therefore, pro forma information that

35.

discloses the results of operations as though the business combination had been completed at the beginning of the period is not included.
EARNINGS SUMMARY
Net income for 2006 was $2.8 million, or $0.55 per diluted share, compared with net income of $673,000 or $0.15 per diluted share and net income of $2.7 million or $0.60 per diluted share, reported for 2005 and 2004, respectively. Cash dividends per share were $0.21 in 2006 and $0.20 in 2005. No cash dividends were paid in 2004.
2006 was a successful year for Rurban on numerous fronts, as the Company continued its path of improving profitability. Rurban achieved its fourth consecutive quarter of core earnings and revenue growth, consisting of net interest income plus non-interest income. Non-performing assets reached a five-year low of 70 basis points as a percent of total assets marking Rurban’s return to banking normalcy. It also represents a new beginning for Rurban, where the Company can focus its energies on growth, efficiency and profitability. In the fourth quarter, the Company announced additional steps to complete its restructuring. The Company will move forward in 2007 to bring these initiatives to closure, streamlining Rurban into a holding company with a single-chartered community bank and a dynamic data processing company. Net income for 2005 was impacted by continued improvement in asset quality combined with continued improvement in the revenue stream of RDSI. Also negatively impacting earnings was the RFCBC loan sale and acquisition costs relating to the acquisitions that were necessary for the growth strategy to pave the way for increased earnings in 2006 and beyond. Net income for 2004 was driven by improved credit quality and a higher level of non-bank revenue.
CHANGES IN FINANCIAL CONDITION
Balance sheet growth over the past twelve months has been achieved exclusively through organic growth, since the assets of The Exchange Bank were consolidated as of December 31, 2005. Despite a fourth quarter reduction in assets of $12.5 million due to the restructuring of the bank’s investment portfolio, total assets increased $25.5 million, or 4.8%, to $556.0 million. Total loan growth was $43.1 million or 13.2% in 2006, all of which was organic. Deposit growth increased 29.7 million or 7.7% in 2006.

36.

Significant Events of 2006
In addition to the discussion which follows regarding the results of operations, which affected the income statement and balance sheet, several other significant events occurred during 2006 and 2005.
During the fourth quarter of 2006, Rurban increased its quarterly dividend by 20%, to $0.06 per share.
Fourth quarter 2006 results include actions that resulted in after-tax charges/income of $474,000 for balance sheet restructuring, merger-related expenses of $187,000, recovery of WorldCom bond losses totaling $587,000, and a gain associated with the sale of the credit card portfolio of $488,000.
Rurban received regulatory approval to open a full-service banking center in Fort Wayne, Indiana, where it previously had a loan production office. This full service branch opened on January 2, 2007.
Rurban announced the planned merger of Reliance Financial Services, N.A., Rurban’s trust and investment subsidiary, and The Exchange Bank, its recently acquired community bank, into its lead bank, The State Bank and Trust Company, subject to regulatory approval. An after-tax charge of $187,000 for this merger was recorded during the fourth quarter as stated earlier.
On September 2, 2006, Rurbanc Data Services, Inc. (“RDSI”), the bank data processing subsidiary of Rurban Financial Corp. (“Rurban”), completed its acquisition of Diverse Computer Marketers, Inc.
Significant Events of 2005
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
On February 18, 2005, the Company received notice from the Federal Reserve Bank and the Ohio Department of Financial Institutions that approval was given effective as of February 17, 2005, for release of the Written Agreement dated July 5, 2002.
On March 17, 2005, the Company announced that is had signed an agreement to acquire two northwest Ohio bank branches located in Lima, Ohio. On April 13, 2005, the Company and Exchange jointly announced the signing of an Agreement and Plan of Merger for Rurban to acquire Exchange and its wholly-owned subsidiary, The Exchange Bank, headquartered in Luckey, Ohio.
On May 9, 2005, the Company received regulatory approval from the Federal Reserve Bank of Cleveland and the Ohio Division of Financial Institutions to purchase the two Lima, Ohio branch offices.

37.

On June 17, 2005, the Company announced that the purchase of the two Lima, Ohio branches had been completed at the close of business.
On September 9, 2005, the Company announced it participated in a pooled offering of Trust Preferred Securities, in the amount of $10 million, through a business trust subsidiary, Rurban Statutory Trust II.
On December 15, 2005, the Company announced it has received regulatory approval from the Federal Reserve Bank of Cleveland and the Ohio Division of Financial Institutions to acquire Exchange as previously announced. The shareholders of Exchange approved the acquisition at a special shareholder meeting held on October 11, 2005.
On December 19, 2005, the Company announced it has completed the sale of approximately $8.4 million of troubled loans held in its workout loan subsidiary, RFCBC, Inc. The loans were sold at 84.6% of their book value. Additional reserves were also taken which when combined with the loan sale resulted in a pre-tax loss of $1.45 million (including expenses incurred with the sale). The sold loans were properly reserved for in the allowance for loan loss, but management decided to do a bulk sale to avoid further collection expenses.

38.

RESULTS OF OPERATIONS

	Year Ended			Year Ended
	December 31,			December 31,
	2006	2005	% Change	2005	2004	% Change
	(dollars in thousands except per share data)

Total Assets	$556,007	$530,542	+5%	$530,542	$415,349	+28%
Total Securities	102,462	139,353	-27%	139,353	108,720	+28%
Loans Held for Sale	390	224	N/A	224	113	N/A
Loans (Net)	366,384	322,348	+14%	322,348	259,582	+24%
Allowance for Loan Losses	3,717	4,700	-21%	4,700	4,899	-4%
Total Deposits	$414,555	$384,838	+8%	$384,838	$279,624	+38%

Total Revenues (Net)	$38,790	$30,392	+28%	$30,392	$29,454	+3%
Net Interest Income	15,034	12,054	+25%	12,054	12,077	—
Loan Loss Provision (credit)	178	583	-70%	583	(399)	N/A
Noninterest Income	23,755	18,338	+13%	18,338	17,376	+6%
Non-interest Expense	34,904	29,054	+20%	29,054	26,010	+12%
Net Income	2,760	673	+310%	673	2,734	-75%
Basic Earnings per Share	$0.55	$0.15	N/A	$0.15	$0.60	N/A
Diluted Earnings per Share	$0.55	$0.15	N/A	$0.15	$0.60	N/A
Net Interest Income

	Year Ended			Year Ended
	December 31,			December 31,
	2006	2005	% Change	2005	2004	% Change
	(dollars in thousands)

Net Interest Income	$15,034	$12,054	—	$12,054	$12,077	-12%
Net interest income was $15.0 million for 2006, an increase of 24.7% above the prior year, which resulted from a 26.2% growth in average earning assets offset by a one basis point decline in the annual net interest margin to 3.13%. The growth in earning assets was attributable to the acquisition of Exchange Bank. The decrease in the net interest margin was largely due to the flat to sometimes invested yield curve, the high mix of investments to earning assets and the increase in funding cost throughout 2006.
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

39.

Loan Loss Provision
The Provision for Loan Losses of $178,000 was taken in 2006 compared to $583,000 taken for 2005; the $405,000 decrease reflects the lower level of risk in the loan portfolio, in addition to the release of the $140,000 reserve associated with the credit card portfolio, which has been sold with partial recourse to the bank. The fourth quarter loan loss provision of $(159,000) represents a $772,000 decrease from the prior-year fourth quarter, and reflects the same factors as above. The fourth quarter of 2005 was impacted by a problem loan sale.
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
Non-interest Income

	Year Ended			Year Ended
	December 31,			December 31,
	2006	2005	% Change	2005	2004	% Change
	(dollars in thousands)

Total Non-interest Income	$23,755	$18,338	+30%	$18,338	$17,376	+6%

- Data Service Fees	$15,011	$12,708	+18%	$12,708	$11,164	+14%
- Trust Fees	$3,192	$3,134	+2%	$3,134	$3,042	+3%
- Deposit Service Fees	$2,161	$1,860	+16%	$1,860	$1,985	-6%
- Gains on Sale of Loans	$1,249	$(437)	N/A	$(437)	$41	N/A
- Investment Securities Recoveries	$889	$—	N/A	$—	$—	N/A
- Gains (losses) on Sale of Securities	$(495)	$25	N/A	$25	$241	-89%
- Other	$1,748	$1,048	+67%	$1,048	$904	+16%
Total non-interest income was $23.8 million for the year ended December 31, 2006, accounting for 61.2% of total 2006 revenue compared with 60.3% for the year earlier period. Excluding the one-time impact of a $495,000 charge taken to restructure the bond portfolio, an $889,000 recovery of WorldCom bond losses and a gain associated with the sale of the credit card portfolio of $740,000, 2006 total non-interest income was $22.6 million, up $4.2 million or 23.3% above the $18.3 million reported for the prior year. Over 63% of 2006 fee income was derived from RDSI, the data processing subsidiary, with smaller growth contributions from the Banking Group and Reliance. The increase in Deposit Service fees was due to the acquisition of Exchange Bank in 2006.
Total non-interest income increased $1.0 million to $18.3 million in 2005 from $17.3 million in 2004. The increase is primarily driven by data servicing fees increasing $1.5 million as a result of RDSI contracting to perform data processing services for 10 new client banks and item processing for 9 new client banks. The increase was partially offset by a loss on sale of loans of $499,000 in the fourth quarter of 2005 at RFCBC. This was the result of the approximately $8.4 million in troubled loans that were sold at RFCBC in the fourth quarter of 2005. Trust fees at Reliance Financial Services, N.A. (“Reliance”) increased $92,000 or 3% to $3.1 million in 2005 from $3.0 million in 2004. The primary reason for this

40.

increase was the development of new innovative wealth management products and new customer sales. These positives were somewhat offset by the declining equity markets in 2005.
Rurbanc Data Services, Inc. (“RDSI”)

	Year Ended			Year Ended
	December 31,			December 31,
	2006	2005	%Change	2005	2004	% Change
	(Dollars in thousands)

Data Service Fees	$15,011	$12,708	+18%	$12,708	$11,164	+14%
Data service fees increased $2.3 million or 18% to $15.0 million in 2006 from $12.7 million in 2005 and $1.5 million or 14% from 2004 to 2005. Data processing fees contributed 69.9% of Rurban’s recurring non-interest income for 2006. The majority of the increase was due to RDSI core growth, as well as additional fee income from DCM, which was acquired September 2, 2006. RDSI now services over 100 community banks, accounting for 62.2% of Rurban’s fee growth in 2006.
Earnings for the 2006 fiscal year were $2.1 million compared to $1.7 million for 2005, up $366,000 or 21.3%. The Company added an additional item processing client bank to the newly acquired DCM Company during the 4th quarter. The Company continues to see a solid pipeline of potential customers for both the data processing and item processing business lines entering 2007.
RDSI and DCM provide data processing and item processing services for 113 community banks in Arkansas, Florida, Illinois, Indiana, Michigan, Missouri, Ohio and Wisconsin. RDSI and DCM differentiate themselves from their competition through the quality of their products and the excellence of their customer service. The applications utilized by RDSI are driven by world-class software used by over 3,600 banks nationwide. Customer service encompasses on-time delivery every morning and a discipline of responding to and resolving customer questions and issues within one day in excess of 95% of the time. RDSI provides turnkey solutions for its clients through its partnerships with vendors experienced in a full array of banking products.
Non-interest Expense

	Year Ended			Year Ended
	December 31,			December 31,
	2006	2005	%Change	2005	2004	% Change
	(dollars in thousands)

Total Non-interest Expense	$34,904	$29,054	+20%	$29,054	$26,010	+12%
- Salaries & Employee Benefits	$16,584	$13,519	+23%	$13,519	$12,993	+4%
- Professional Fees	$2,396	$2,730	-12%	$2,730	$2,253	+21%
- All Other	$15,924	$12,805	+24%	$12,805	$10,764	+19%
Non-interest expense increased $5.8 million, or 20.0%, primarily from the additional expenses of $4.9 million and $1.2 million, respectively, contributed by Exchange Bank and DCM, both of which merged with Rurban in 2006. Excluding one-time 2006 charges including $215,000 associated with the prepayment of approximately $9.0 million of higher-cost FHLB advances and merger-related charges of

41.

approximately $283,000, including a fourth quarter charge to merge the two community banks, 2006 recurring non-interest expense was $34.4 million, up 18.4% from the $29.1 million reported for 2005.
Salaries and benefits accounted for $3.1 million, or 52.4%, of the $5.8 million year-over-year increase in non-interest expenses with the addition of 36 FTE employees, bringing the total to 317. Improvements in State Bank’s operating expenses since the acquisition of the Lima branches in the second quarter of 2005 partially offset higher spending levels in other categories.
Non-interest expense for 2005 was $29.1 million, up $3.0 million or 10% from $26.0 million in 2004. Although ongoing banking related operating expenses were well-controlled, the Company incurred higher than anticipated expenses from several expansion initiatives. These initiatives included an increase in expenses of $1.3 million at RDSI for its organic growth, cost associated with non-reoccurring 2004 tax credits, and attention to disaster recovery, facilities, and resource upgrades. In addition, there were operating expenses of $1.0 million related to the acquisition of the two Lima branches and an expense of $95,000 for the branch expansion and optimization study. Also impacting 2005 was an increase in professional fees of $478,000 from loan workout efforts and fees associated with the sale of problem loans. Together, these items added approximately $2.8 million to pre-tax expenses in 2005.
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
Management believes that it has the ability and intent to retain the investments with a loss evidenced by the Company’s liquidity position discussed later in the Liquidity section, and over the past three years, the Company has had net gains on the sale of securities and any losses were minimal.
Loans

	Period Ended
		% of		% of	%		% of	%
	12/31/06	Total	12/31/05	Total	Inc/(Dec)	12/31/04	Total	Inc/(Dec)
				(dollars in thousands)

Commercial	$71,641	19%	$79,359	24%	(10)%	$58,499	22%	36%
Commercial R.E.	109,503	30%	68,072	21%	61%	64,107	24%	6%
Agricultural	44,683	12%	40,236	12%	11%	41,240	16%	(2)%
Residential	94,389	25%	89,086	27%	6%	63,828	24%	40%
Consumer	49,314	13%	48,877	15%	1%	31,949	12%	53%
Leases	857	1%	1,661	1%	(48)%	5,127	2%	(68)%

Loans	$370,387		$327,291		13%	$264,750		24%
Loans held for sale	390		224			113

Total	$370,777		$327,515			$264,863

42.

Loans increased $43 million to $370 million at December 31, 2006. This growth is all organic in nature since the Exchange Bank acquisition balances are included as of December 31, 2006.
In 2005, loans increased $63 million to $327 million at December 31, 2005, due mainly from the Lima branch and Exchange acquisitions that took place in 2005. The Company experienced nominal organic growth, restructured the loan portfolio for quality and with the Company’s detailed policy and procedures coupled with the aforementioned acquisitions, set the stage for growth in 2006.

43.

	Period Ended December 31
	(dollars in millions)
			Change in Dollars/		Change in Dollars/
	12/31/2006	12/31/2005	Percentages	12/31/2004	percentages
Asset Quality
Non-performing loans	$3.80	$6.30	($2.50)	$14.40	($8.10)
Non-performing assets	$3.90	$8.90	($5.00)	$15.40	($6.50)
Non-performing assets/total assets	0.70%	1.67%	-0.97%	3.71%	-2.04%
Net charge-offs	$1.20	$0.70	($0.50)	$4.90	($3.20)
Net charge-offs/total loans	0.31%	0.52%	-0.21%	1.81%	-1.29%
Loan loss provision (credit)	$0.20	$0.60	($0.40)	($0.40)	$1.00
Allowance for loan losses	$3.70	$4.70	($1.00)	$4.90	($0.20)
Allowance/loans	1.00%	1.44%	-0.44%	1.85%	-0.41%
Allowance/non-perform ing Loans	97%	75%	22%	34%	41%
Allowance/non-perform ing Assets	95%	53%	42%	32%	21%
Asset quality statistics reflect a decrease in both nonperforming assets and chargeoffs during 2006 compared to 2005 and a decrease from 2005 compared to 2004. Non-performing assets at December 31, 2006 were $3.9 million or 0.70% of total assets, versus $8.9 million or 1.67% at December 31, 2005, and $15.4 million or 3.71% at year-end 2004. Annual net chargeoffs for 2006 were $1.2 million or 0.31% of total loans compared to $1.7 million or 0.52% for 2005.
CAPITAL RESOURCES
Stockholders’ equity at December 31, 2006, was $57.0 million, equivalent to 10.2% of total assets. On a tangible basis, the ratio was 6.9%. The total risk-based capital ratio was 16.0% at December 31, 2006, well in excess of the “well-capitalized” regulatory threshold of 10%.
Total consolidated regulatory (risk-based) capital was $62.0 million at December 31, 2006, and $67.8 million at December 31, 2005. As of December 31, 2006, $19.3 million of the $20 million of trust preferred securities qualified as tier 1 capital.
Planned Purchases of Premises and Equipment
Management plans to purchase additional premises and equipment to meet the current and future needs of the Company’s customers. These purchases, including buildings and improvements and furniture and equipment (which includes computer hardware, software, office furniture and license agreements), are

44.

currently expected to total approximately $3.4 million over the next year. These purchases are expected to be funded by cash on hand and from cash generated from current operations.
LIQUIDITY
Liquidity relates primarily to the Company’s ability to fund loan demand, meet deposit customers’ withdrawal requirements and provide for operating expenses. Assets used to satisfy these needs consist of cash and due from banks, federal funds sold, interest earning deposits in other financial institutions, securities available for sale and loans held for sale. These assets are commonly referred to as liquid assets. Liquid assets were $125.5 million at December 31, 2006 compared to $152.4 million at December 31, 2005. During the fourth quarter, Rurban restructured its balance sheet to improve its net interest margin going forward by selling $17.5 million of investment securities, or approximately 13% of its investment portfolio, with an average yield of 3.89%. Approximately $12 million of the proceeds were used to repay higher-cost, non-core funding, namely, long-term advances from the Federal Home Loan Bank and other borrowings that had a cost in excess of 5.25%. The remaining proceeds of approximately $5.5 million will be used to fund the bank’s growing commercial loan portfolio. The Company views this level of liquidity as appropriate.
The Company’s residential first mortgage portfolio of $94.4 million at December 31, 2006, and $89.1 million at December 31, 2005, which can and has been readily used to collateralize borrowings, is an additional source of liquidity. Management believes the Company’s current liquidity level, without these borrowings, is sufficient to meet its liquidity needs. At December 31, 2006, all eligible mortgage loans were pledged under an FHLB blanket lien.
The cash flow statements for the periods presented provide an indication of the Company’s sources and uses of cash as well as an indication of the ability of the Company to maintain an adequate level of liquidity. A discussion of the cash flow statements for 2006, 2005 and 2004 follows.
The Company experienced positive cash flows from operating activities in 2006, 2005 and 2004. Net cash from operating activities was $4.7 million, $4.2 million and $5.7 million for the years ended December 31, 2006, 2005 and 2004, respectively.
Cash flow from investing activities was a use of cash of $21.0 million for December 31, 2006 and net funds provided of $28.9 million and $1.2 million for the years ended December 31, 2005 and 2004, respectively. The changes in net cash from investing activities for 2006 include the cash paid to the shareholders of Exchange Bank that totaled $6.5 million and cash paid to the shareholders of DCM that totaled $4.9 million. The changes in net cash from investing activities for 2005 include proceeds for the Lima Branches and Exchange Bank. The changes in net cash from investing activities for 2004 include a reduction in loan growth. In 2006, 2005 and 2004, the Company received $33.3 million, $5.2 million and $23.1 million, respectively, from sales of securities available for sale, while proceeds from repayments, maturities and calls of securities were $19.5 million, $17.1 million and $62.5 million in 2006, 2005 and 2004, respectively.
Net cash flow from financing activities was $26.1 million, ($31.1) million, and ($20.4) million for the years ended December 31, 2006, 2005 and 2004, respectively. The net cash increase was primarily due to an increase in total deposits of $29.2 million in 2006 versus a reduction of $(16.4) million and $(20.7) million for the years ended December 31, 2005 and 2004, respectively. Other significant changes in 2006, 2005 and 2004 include ($24.5) million, ($14.0) million and $17.0 million in net borrowings from the FHLB. Also, in 2005, the Company received proceeds of $10.3 million from the trust preferred issuance.

45.

Off-Balance-Sheet Borrowing Arrangements:
Significant additional off-balance-sheet liquidity is available in the form of FHLB advances, unused federal funds lines from correspondent banks, and the national certificate of deposit market. Management expects the risk of changes in off-balance-sheet arrangements to be immaterial to earnings.
Approximately $75.7 million residential first mortgage loans of the Company’s $94.4 million portfolio qualify to collateralize FHLB borrowings and have been pledged to meet FHLB collateralization requirements as of December 31, 2006. Based on the current collateralization requirements of the FHLB, approximately $26.0 million of additional borrowing capacity existed at December 31, 2006.
At December 31, 2006, the Company had $21.8 million in federal funds lines. As of December 31, 2005, the Company had $20.9 million in federal funds lines. Federal funds borrowed were $4.6 million at December 31, 2005. The company also had $13.8 million in unpledged securities that may be used to pledge for additional borrowings.
TABULAR DISCLOSURE OF CONTRACTUAL OBLIGATIONS

	Payment due by period
		Less			More
		than 1	1 – 3	3 – 5	than 5
	Total	year	years	Years	years
Contractual Obligations
Long-Term Debt Obligations	$21,000,000	$5,500,000	$4,000,000	$11,500,000	$—
Other Debt Obligations	23,209,207	503,762	708,763	1,376,682	20,620,000
Capital Lease Obligations	—	—	—	—	—
Operating Lease Obligations	2,026,092	378,894	673,298	514,900	459,000
Purchase Obligations	—	—	—	—	—
Other Long-Term Liabilities Reflected on the Registrant’s Balance Sheet under GAAP	237,722,558	185,915,277	47,546,982	3,535,802	724,497

Total	$283,957,857	$192,297,933	$52,929,043	$16,927,384	$21,803,497
The Company’s contractual obligations as of December 31, 2006 were comprised of long-term debt obligations, other debt obligations, operating lease obligations and other long-term liabilities. Long-term debt obligations are comprised of FHLB Advances of $21.0 million. Other debt obligations are comprised of Trust Preferred securities of $20.6 million and Notes Payable of $2.6 million. The operating lease obligation is a lease on the Rurban Operations Corp., the bank operations building, of $99,600 per year, the RDSI-North building of $162,000 a year, the DCM- Lansing facility of $97,200 per year and the DCM-Indianapolis facility of $28,800 per year. Other long-term liabilities are comprised of time deposits of $237.7 million.

46.

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

47.

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
Quantitative Market Risk Disclosure. The following table provides information about the Company’s financial instruments used for purposes other than trading that are sensitive to changes in interest rates as of December 31, 2006. It does not present when these items may actually reprice. For loans receivable, securities, and liabilities with contractual maturities, the table presents principal cash flows and related weighted-average interest rates by contractual maturities as well as the historical impact of interest rate fluctuations on the prepayment of loans and mortgage backed securities. For core deposits (demand deposits, interest-bearing checking, savings, and money market deposits) that have no contractual maturity, the table presents principal cash flows and, applicable related weighted-average interest rates based upon the Company’s historical experience, management’s judgment and statistical analysis, as applicable, concerning their most likely withdrawal behaviors. The current historical interest rates for core deposits have been assumed to apply for future periods in this table as the actual interest rates that will need to be paid to maintain these deposits are not currently known. Weighted average variable rates are based upon contractual rates existing at the reporting date.

48.

Principal/Notional Amount Maturing or Assumed to be Withdrawn In:
(Dollars in thousands)

	2007	2008	2009	2010	2011	Thereafter	Total
Rate-sensitive assets
Variable rate loans	$58,761	$8,567	$4,083	$2,246	$1,267	$2,036	$76,960
Average interest rate	8.60%	8.07%	7.99%	7.81%	7.65%	7.42%	8.44%
Adjustable rate loans	$28,401	$23,505	$20,545	$15,891	$13,791	$66,704	$168,837
Average interest rate	6.81%	6.80%	6.71%	6.73%	6.63%	6.74%	6.74%
Fixed rate loans	$38,154	$22,836	$15,062	$10,012	$9,563	$29,067	$124,695
Average interest rate	6.51%	6.61%	6.44%	6.30%	6.39%	5.60%	6.28%
Total loans	$125,316	$54,908	$39,690	$28,149	$24,621	$97,807	$370,492
Average interest rate	7.56%	6.92%	6.74%	6.66%	6.59%	6.41%	6.94%
Fixed rate investment securities	$57,872	$7,867	$7,763	$2,532	$1,790	$19,035	$96,859
Average interest rate	4.56%	5.11%	4.59%	5.07%	5.36%	4.17%	4.56%
Variable rate investment securities	$2,577	$1,956	$1,005	$347	$175	$3,537	$9,597
Average interest rate	4.72%	4.91%	4.91%	4.76%	4.86%	4.75%	4.79%
Federal Funds Sold & Other	$9,250	$0	$0	$0	$0	$0	$9,250
Average interest rate	4.83%	0.00%	0.00%	0.00%	0.00%	0.00%	4.83%
Total rate sensitive assets	$195,015	$64,731	$48,458	$31,028	$26,586	$120,379	$486,198
Average interest rate	6.50%	6.64%	6.35%	6.51%	6.49%	6.01%	6.38%
Rate sensitive liabilities:
Demand — non interest-bearing	$9,332	$9,332	$9,332	$9,332	$9,238	$0	$46,566
Demand — interest bearing	$8,804	$8,804	$8,804	$8,804	$8,717	$0	$43,933
Average interest rate	1.26%	1.26%	1.26%	1.26%	1.26%	0.00%	1.26%
Money market accounts	$11,839	$11,838	$11,838	$11,838	$11,722	$0	$59,075
Average interest rate	3.04%	3.04%	3.04%	3.04%	3.04%	0.00%	3.04%
Savings	$5,554	$5,440	$5,440	$5,440	$5,384	$0	$27,258
Average interest rate	0.59%	0.59%	0.59%	0.59%	0.59%	0.00%	0.59%
Certificates of deposit	$183,946	$40,950	$4,994	$2,430	$4,674	$729	$237,723
Average interest rate	4.36%	4.61%	3.52%	4.07%	4.37%	3.81%	4.38%
Fixed rate FHLB advances	$2,000	$2,000	$2,000	$4,000	$7,500	$0	$17,500
Average interest rate	5.22%	5.22%	5.24%	6.25%	4.98%	0.00%	5.35%
Variable rate FHLB advances	$3,500	$0	$0	$0	$0	$0	$3,500
Average interest rate	5.34%	0.00%	0.00%	0.00%	0.00%	0.00%	5.34%
Fixed rate Notes Payable	$0	$0	$0	$0	$0	$10,310	$10,310
Average interest rate	0.00%	0.00%	0.00%	0.00%	0.00%	10.60%	10.60%
Variable rate Notes Payable	$200	$0	$0	$0	$2,389	$10,310	$12,899
Average interest rate	8.75%	0.00%	0.00%	0.00%	7.75%	6.67%	6.90%
Fed Funds Purchased & Repos	$7,271	$0	$0	$0	$25,000	$0	$32,271
Average interest rate	3.48%	0.00%	0.00%	0.00%	4.71%	0.00%	4.43%
Total rate sensitive liabilities	$232,446	$78,364	$42,408	$41,844	$74,624	$21,349	$491,035
Average interest rate	3.91%	3.18%	1.85%	2.03%	3.27%	8.47%	3.56%

49.

Principal/Notional Amount Maturing or Assumed to be Withdrawn In:
(Dollars in Thousands)

	First	Years
	Year	2 – 5	Thereafter	Total

Comparison of 2006 to 2005:
Total rate-sensitive assets:
At December 31, 2006	$195,015	$170,804	$120,379	$486,198
At December 31, 2005	215,721	162,891	92,014	470,626

Increase (decrease)	$(20,707)	$7,913	$(28,364)	$15,572

Total rate-sensitive liabilities:
At December 31, 2006	$232,446	$237,240	$21,349	$491,035
At December 31, 2005	200,846	221,267	40,464	462,577

Increase (decrease)	$31,600	$15,973	$(19,115)	$28,458
The above table reflects expected maturities, not expected repricing. The contractual maturities adjusted for anticipated prepayments and anticipated renewals at current interest rates, as shown in the preceding table, are only part of the Company’s interest rate risk profile. Other important factors include the ratio of rate-sensitive assets to rate sensitive liabilities (which takes into consideration loan repricing frequency but not when deposits may be repriced) and the general level and direction of market interest rates. For core deposits, the repricing frequency is assumed to be longer than when such deposits actually reprice. For some rate sensitive liabilities, their repricing frequency is the same as their contractual maturity. For variable rate loans receivable, repricing frequency can be daily or monthly. For adjustable rate loans receivable, repricing can be as frequent as annually for loans whose contractual maturities range from one to thirty years. In 2004 and 2005, maturities of non-core funding sources positively impacted net interest income and the net interest margin. In 2006, the company’s liquidation of a portion of the investment securities and their ability to obtain below market funding through repurchase agreements helped balance deposit expenses in the midst of four interest rate increases. The acquisition of Exchange Bank also provided for lower cost funding. The tax equivalent net interest income as a percentage of average interest earning assets decreased from 3.19% in 2004 to 3.19% in 2005, and decreased slightly in 2006 to 3.13%..
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

50.

Forward-Looking Statements
When used in this filing and in future filings by the Company with the SEC, in the Company’s press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phases, “anticipate,” “would be,” “will allow,” “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimated,” “project,” or similar expressions are intended to identify, “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to risks and uncertainties, including but not limited to changes in economic conditions in the Company’s market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company’s market area, and competition, all or some of which could cause actual results to differ materially from historical earnings and those presently anticipated or projected. For a more detailed discussion of the factors that could affect the Company’s financial results, please see Item 1A “Risk Factors” in Rurban’s Annual Report on Form 10-K for the year ended December 31, 2006.
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

51.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
     The disclosures required by this item appear under the caption “Asset Liability Management” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations beginning on page 47 of this Annual Report on Form 10-K.
Item 8. Financial Statements and Supplementary Data.
     The Consolidated Balance Sheets of the Company and its subsidiaries as of December 31, 2006 and December 31, 2005, the related Consolidated Statements of Income, Changes in Shareholders’ Equity and Cash Flows for each of the years in the three-year period ended December 31, 2006, the related Notes to Consolidated Financial Statements and the Report of Independent Registered Public Accounting Firm, appear on pages F-1 through F-54 of this Annual Report on Form 10-K.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
     Not Applicable.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     With the participation of the President and Chief Executive Officer (the principal executive officer) and the Executive Vice President and Chief Financial Officer (the principal financial officer) of the Company, the Company’s management has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, the Company’s President and Chief Executive Officer and the Company’s Executive Vice President and Chief Financial Officer concluded that:
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
Changes in Internal Controls Over Financial Reporting
     No changes were made in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended

52.

December 31, 2006, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information
     Not Applicable.
PART III
Item 10. Directors and Executive Officers of the Registrant and Corporate Governance.
     The information required by Item 401 of SEC Regulation S-K concerning the directors of the Company is incorporated herein by reference from the disclosure included in the Company’s definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 19, 2007 (the “2007 Proxy Statement”), under the caption “ELECTION OF DIRECTORS”. The information concerning the executive officers of the Company required by Item 401 of SEC Regulation S-K is set forth in the portion of Part I of this Annual Report on Form 10-K entitled “Supplemental Item. Executive Officers of the Registrant.”
     The information required by Item 405 of SEC Regulation S-K is incorporated herein by reference from the disclosure included in the Company’s 2007 Proxy Statement under the caption “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE.”
     The Company’s Board of Directors has adopted charters for each of the Audit Committee, the Compensation Committee and the Executive Governance and Nominating Committee. A copy of these charters is available on the Company’s Internet website at www.rurbanfinancial.net by first clicking “Corporate Governance” and then “Supplementary Info”. The Company has adopted a Code of Conduct and Ethics that applies to the Company’s directors, officers and employees. A copy of the Code of Conduct and Ethics is available on the Company’s Internet website at www.rurbanfinancial.net under the “Corporate Governance” tab. Interested persons may also obtain copies of the Code of Conduct and Ethics, the Audit Committee charter, the Compensation Committee charter and the Executive Governance and Nominating Committee charter, without charge, by writing to Rurban Financial Corp., Attn: Investor Relations, 401 Clinton Street, Defiance, OH 43512.
     The information required by Item 407(c)(3) of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “CORPORATE GOVERNANCE – Nominating Procedures” in the Company’s 2007 Proxy Statement.
     The information required by Items 407(d)(4) and 407(d)(5) of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “MEETINGS AND COMMITTEES OF THE BOARD – Committees of the Board – Audit Committee” in the Company’s 2007 Proxy Statement.
Item 11. Executive Compensation.
     The information required by Item 402 of SEC Regulation S-K is incorporated herein by reference to the information contained in the Company’s 2007 Proxy Statement under the captions “COMPENSATION, DISCUSSION AND ANALYSIS”, “COMPENSATION OF EXECUTIVE OFFICERS” and “DIRECTOR COMPENSATION”.

53.

     The information required by Item 407(e)(4) of SEC Regulation S-K is incorporated herein by reference to the information contained in the Company’s 2007 Proxy Statement under the caption “MEETINGS AND COMMITTEES OF THE BOARD – Compensation Committee Interlocks and Insider Participation”.
     The information required by Item 407(e)(5) of SEC Regulation S-K is incorporated herein by reference from the disclosure included under the caption, “COMPENSATION COMMITTEE REPORT” in the Company’s 2007 Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
     The information required by Item 403 of SEC Regulation S-K is incorporated herein by reference from the disclosure included in the Company’s 2007 Proxy Statement under the caption “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT”.
     The information required by this Item 12 regarding securities authorized for issuance under equity compensation plans is as follows:

54.

Equity Compensation Plan Information
     The following table provides information regarding certain equity compensation plans of the Company at December 31, 2006:

	(a)	(b)	(c)
Number of securities
remaining available for
future issuance under
	Number of securities to	Weighted-average	equity compensation
	be issued upon exercise	exercise price of	plans (excluding
	of outstanding options,	outstanding options,	securities reflected in
Plan Category	warrants and rights	warrants and rights	column (a))

Equity compensation plans approved by security holders (1)	325,274	$13.41	115,726

Equity compensation plans not approved by security holders (2)	N/A	N/A	N/A

Total	325,274	$13.41	115,726

(1)	Information relates to the 1997 Rurban Financial Corp. Stock Option Plan.

(2)	Information relates to the Rurban Financial Corp. Employee Stock Purchase Plan (the “ESPP”). All employees of the Company and its subsidiaries are eligible to participate in the ESPP immediately following their date of hire. Participants are allowed to deduct from their compensation for each payroll period an amount to be used to purchase common shares of the Company. These funds are forwarded to Registrar and Transfer Company at the end of each payroll period and Registrar and Transfer Company uses the funds to purchase common shares of the Company on the open market for the participants. There is no limit as to the number of shares to be purchased through the ESPP and as of December 31, 2006; there were no accrued purchased rights. The ESPP was not approved by shareholders of the Company.
Item 13. Certain Relationships and Related Transactions and Director Independence.
     The information required by Item 404 of SEC Regulation S-K is incorporated herein by reference to the information contained in the Company’s 2007 Proxy Statement under the caption “TRANSACTIONS WITH RELATED PERSONS”.

55.

     The information required by Item 407(a) of SEC Regulation S-K is incorporated herein by reference to the information contained in the Company’s 2007 Proxy Statement under the caption “CORPORATE GOVERNANCE – Director Independence”.
Item 14. Principal Accounting Fees
     The information called for in this Item 14 is incorporated herein by reference to the information contained in the Company’s 2007 Proxy Statement under the caption “AUDIT COMMITTEE DISCLOSURE” – Pre-Approval of Services Performed by Independent Registered Public Accounting Firm and “AUDIT COMMITTEE DISCLOSURE” – Services of Independent Registered Public Accounting Firm for the 2006 Fiscal Year”.
PART IV
Item 15. Exhibits and Financial Statement Schedules

(a) (1)	Financial Statements.
For a list of all financial statements included in this Annual Report on Form 10-K, see the “Index to Financial Statements” at page 59.

(a) (2)	Financial Statement Schedules.
All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(a) (3)	Exhibits.
Exhibits filed with this Annual Report on Form 10-K are attached hereto or incorporated into this Annual Report on Form 10-K by reference. For a list of such exhibits, see the “Index to Exhibits” beginning at page E-1.

56.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

RURBAN FINANCIAL CORP.

Date:	March 22, 2007	By:	/s/ Duane L. Sinn Duane L. Sinn, Executive Vice President and Chief Financial Officer
Power of Attorney
     KNOW ALL MEN BY THESE PRESENTS, that each undersigned officer and/or director of Rurban Financial Corp., an Ohio corporation (the “Corporation”), which is about to file with the Securities and Exchange Commission, Washington, D.C., under the provisions of the Securities Exchange Act of 1934, as amended, the Annual Report of the Corporation on Form 10-K for the fiscal year ended December 31, 2006, hereby constitutes and appoints Kenneth A. Joyce and Duane L. Sinn, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign both the Annual Report on Form 10-K and any and all amendments and documents related thereto, and to file the same, and any and all exhibits, financial statements and schedules related thereto, and other documents in connection therewith, with the Securities and Exchange Commission and the NASDAQ Stock Market, granting unto said attorneys-in-fact and agents, and substitute or substitutes, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all things that each of said attorneys-in-fact and agents, or either of them or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Date	Capacity

/s/ Kenneth A, Joyce Kenneth A. Joyce	March 22, 2007	President, Chief Executive Officer, and Director

/s/ Duane L. Sinn	March 22, 2007	Executive Vice President and Chief Financial

Duane L. Sinn		Officer

/s/ Thomas A. Buis	March 20, 2007	Director

Thomas A. Buis

/s/ Thomas M. Callan	March 20, 2007	Director

Thomas M. Callan

57.

Name	Date	Capacity

/s/ John R. Compo	March 20, 2007	Director

John R. Compo

/s/ John Fahl	March 20, 2007	Director

John Fahl

/s/ Robert A. Fawcett, Jr.	March 20, 2007	Director

Robert A. Fawcett, Jr.

/s/ Richard L. Hardgrove	March 20, 2007	Director

Richard L. Hardgrove

/s/ Rita A. Kissner	March 20, 2007	Director

Rita A. Kissner

/s/ Thomas L. Sauer	March 20, 2007	Director

Thomas L. Sauer

/s/ Steven D. VanDemark	March 20, 2007	Director

Steven D. VanDemark

/s/ J. Michael Walz, D.D.S.	March 20, 2007	Director

J. Michael Walz, D.D.S

58.

Rurban Financial Corp.
December 31, 2006 and 2005

59.

Report of Independent Registered Public Accounting Firm
Audit Committee, Board of Directors and Stockholders
Rurban Financial Corp.
Defiance, Ohio
We have audited the accompanying consolidated balance sheets of Rurban Financial Corp. as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rurban Financial Corp. as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.
Cincinnati, Ohio
February 19, 2007

Rurban Financial Corp.
Consolidated Balance Sheets
December 31

	2006	2005
Assets

Cash and due from banks	$13,381,791	$12,650,839
Federal funds sold	9,100,000	—

Cash and cash equivalents	22,481,791	12,650,839
Interest-bearing deposits	150,000	150,000
Available-for-sale securities	102,462,075	139,353,329
Loans held for sale	390,100	224,000
Loans, net of unearned income	370,101,809	327,048,229
Allowance for loan losses	(3,717,377)	(4,699,827)
Premises and equipment	15,449,774	13,346,632
Federal Reserve and Federal Home Loan Bank stock, at cost	3,993,450	3,607,500
Foreclosed assets held for sale, net	82,397	2,309,900
Interest receivable	3,129,774	3,010,355
Goodwill	13,674,058	8,917,373
Core deposits and other intangibles	5,858,982	3,742,333
Purchased software	4,618,691	3,916,913
Cash value of life insurance	10,771,843	10,443,487
Other	6,559,886	6,521,213

Total assets	$556,007,253	$530,542,276

See Notes to Consolidated Financial Statements

Rurban Financial Corp.
Consolidated Balance Sheets
December 31

	2006	2005
Liabilities and Stockholders’ Equity

Liabilities
Deposits
Demand	$46,565,554	$52,073,751
Savings, interest checking and money market	130,267,333	124,206,115
Time	237,722,558	208,558,046

Total deposits	414,555,445	384,837,912
Short-term borrowings	32,270,900	10,680,420
Notes payable	2,589,207	938,572
Federal Home Loan Bank advances	21,000,000	45,500,000
Trust preferred securities	20,620,000	20,620,000
Interest payable	2,224,413	1,373,044
Deferred income taxes	1,610,462	1,140,001
Other liabilities	4,181,673	11,001,679

Total liabilities	499,052,100	476,091,628

Commitments and Contingent Liabilities

Stockholders’ Equity
Common stock, $2.50 stated value; authorized 10,000,000 shares; 5,027,433 shares outstanding	12,568,583	12,568,583
Additional paid-in capital	14,859,165	14,835,110
Retained earnings	30,407,298	28,702,817
Accumulated other comprehensive loss	(879,893)	(1,655,862)

Total stockholders’ equity	56,955,153	54,450,648

Total liabilities and stockholders’ equity	$556,007,253	$530,542,276

Rurban Financial Corp.
Consolidated Statements of Income
Years Ended December 31

	2006	2005	2004
Interest Income
Loans
Taxable	$24,958,988	$16,593,703	$16,151,220
Tax-exempt	63,356	64,609	65,711
Securities
Taxable	5,211,672	4,337,477	3,567,819
Tax-exempt	559,518	265,959	164,541
Other	176,884	160,240	78,549

Total interest income	30,970,418	21,421,988	20,027,840
Interest Expense
Deposits	11,022,161	5,651,372	4,554,093
Notes payable	923,181	334,713	386,450
Federal funds purchased	97,226	67,300	13,896
Federal Home Loan Bank advances	2,106,385	2,039,851	1,877,284
Trust preferred securities	1,787,023	1,275,168	1,118,751

Total interest expense	15,935,976	9,368,404	7,950,474

Net Interest Income	15,034,442	12,053,584	12,077,366

Provision (Credit) for Loan Losses	177,838	583,402	(399,483)

Net Interest Income After Provision (Credit) for Loan Losses	14,856,604	11,470,182	12,476,849

Non-interest Income
Data service fees	15,011,143	12,708,407	11,163,990
Trust fees	3,192,025	3,133,550	3,042,297
Customer service fees	2,161,153	1,859,547	1,985,389
Net gains (losses) on loan sales	1,249,148	(436,971)	40,603
Net realized gains on sales of available-for-sale securities	(494,885)	25,300	241,008
Investment securities recoveries	889,454	—	—
Loan servicing fees	419,709	306,929	367,753
Gain on sale of assets	94,198	—	—
Other	1,233,376	741,340	535,336

Total non-interest income	$23,755,321	$18,338,102	$17,376,376

See Notes to Consolidated Financial Statements

Rurban Financial Corp.
Consolidated Statements of Income
Years Ended December 31

	2006	2005	2004
Non-interest Expense
Salaries and employee benefits	$16,584,146	$13,518,749	$12,993,449
Net occupancy expense	1,840,864	1,214,169	981,700
Equipment expense	5,850,281	5,148,458	4,336,573
Data processing fees	562,265	411,465	371,153
Professional fees	2,395,863	2,730,337	2,252,677
Marketing expense	669,764	445,656	339,968
Printing and office supplies	619,100	524,473	423,030
Telephone and communications	1,705,261	1,549,449	1,323,273
Postage and delivery expense	735,210	313,379	347,494
Insurance expense	171,363	218,484	292,418
Employee expense	978,832	994,735	796,556
State, local and other taxes	674,280	572,456	591,142
FHLB prepayment penalties	214,886	—	—
Other	1,901,452	1,412,030	960,643

Total non-interest expense	34,903,567	29,053,840	26,010,076

Income Before Income Tax	3,708,358	754,444	3,843,149

Provision for Income Taxes	948,116	81,353	1,108,857

Net Income	$2,760,242	$673,091	$2,734,292

Basic Earnings Per Share	$0.55	$0.15	$0.60

Diluted Earnings Per Share	$0.55	$0.15	$0.60

Rurban Financial Corp.
Consolidated Statements of Stockholders’ Equity
Years Ended December 31

					Accumulated
		Additional		Unearned	Other
	Common	Paid-in	Retained	ESOP	Comprehensive	Treasury
	Stock	Capital	Earnings	Shares	Income (Loss)	Stock	Total
Balance, January 1, 2004	$11,439,255	$11,009,268	$26,209,444	$(163,493)	$201,082	$(312,800)	$48,382,756

Comprehensive income

Net income			2,734,292				2,734,292

Change in unrealized gain (loss) on securities available for sale, net of reclassification adjustment and tax effect					(1,004,271)		(1,004,271)

Total comprehensive income							1,730,021

Stock options exercised (158 treasury shares)		(5,626)				35,151	29,525

ESOP shares earned				163,493			163,493

Balance, December 31, 2004	11,439,255	11,003,642	28,943,736	—	(803,189)	(277,649)	50,305,795

Comprehensive income

Net income			673,091				673,091

Change in unrealized gain (loss) on securities available for sale, net of reclassification adjustment and tax effect					(852,673)		(852,673)

Total comprehensive income							(179,582)

Dividends on common stock, $0.20 per share			(914,010)				(914,010)

Stock options exercised (2,929 treasury shares)		(4,158)				40,753	36,595

Treasure stock retired (4,358 treasury shares	(10,962)	(225,934)				236,896	—

Exchange acquisition	1,140,290	4,061,560		163,493			5,201,850

Balance, December 31, 2005	12,568,583	14,835,110	28,702,817	—	(1,655,862)	—	54,450,648

Comprehensive income

Net income			2,760,242				2,760,242

Change in unrealized gain (loss) on securities available for sale, net of reclassification adjustment and tax effect					775,969		775,969

Total comprehensive income							3,536,211

Dividends on common stock, $0.21 per share			(1,055,761)				(1,055,761)

Shares issued under stock option plan		24,055					24,055

Balance, December 31, 2006	$12,568,583	$14,859,165	$30,407,298	$—	$(879,893)	$—	$56,955,153

See Notes to Consolidated Financial Statements

Rurban Financial Corp.
Consolidated Statements of Cash Flows
Years Ended December 31

	2006	2005	2004
Operating Activities
Net income	$2,760,242	$673,091	$2,734,292
Items not requiring (providing) cash
Depreciation and amortization	3,544,965	3,108,693	2,492,661
Provision (credit) for loan losses	177,838	583,402	(399,483)
Expense of stock option plan	24,055	—	—
ESOP shares earned	—	—	163,493
Amortization of premiums and discounts on securities	206,096	218,221	469,148
Amortization of intangible assets	535,351	131,826	102,009
Deferred income taxes	(460,305)	384,337	3,344,719
FHLB Stock Dividends	(385,950)	(116,800)	(93,400)
Proceeds from sale of loans held for sale	11,328,770	5,481,329	5,709,084
Originations of loans held for sale	(11,326,566)	(6,029,400)	(5,562,628)
(Gain) loss from sale of loans	(1,249,148)	436,971	(40,603)
(Gain) loss on sale of foreclosed assets	(113,729)	214,642	(33,758)
(Loss) on sales of fixed assets	19,530	18,817	—
Net realized gains on available-for-sale securities	494,885	(25,300)	(241,008)
Changes in
Interest receivable	(119,419)	(513,229)	16,280
Other assets	296,344	(1,241,089)	(707,055)
Interest payable and other liabilities	(1,081,796)	899,500	(2,256,287)

Net cash provided by operating activities	4,651,163	4,225,011	5,697,464

Investing Activities
Net change in interest-bearing deposits	—	—	110,000
Purchases of available-for-sale securities	(15,375,196)	(38,373,878)	(88,396,063)
Proceeds from maturities of available-for-sale securities	19,506,403	17,107,354	62,537,668
Proceeds from sales of available-for-sale securities	33,263,994	5,154,173	23,086,736
Proceeds from sale of credit card portfolio and non-performing loans	5,760,603	—	—
Net change in loans	(49,367,497)	(4,562,982)	13,852,870
Purchase of premises and equipment	(9,042,264)	(2,975,180)	(3,652,078)
Proceeds from sales of premises and equipment	2,880,497	93,216	—
Purchase bank owned life insurance	—	—	(8,000,000)
Proceeds from sale of foreclosed assets	2,811,928	1,565,223	1,592,373
Purchase of Federal Home Loan and Federal Reserve Bank stock	—	—	(383,300)
Cash paid to shareholders of Exchange Bank Acquisition	(6,526,646)	—	—
Cash paid to shareholders of Diverse Computer Marketers, Inc. Acquisition	(4,872,961)	—	—
Proceeds from sale of Federal Home Loan Bank stock	—	—	428,600
Proceeds from assumption of net liabilities in business acquisition	—	50,928,950	—

Net cash provided by (used in) investing activities	(20,961,139)	28,936,876	1,176,806

See Notes to Consolidated Financial Statements

Rurban Financial Corp.
Consolidated Statements of Cash Flows
Years Ended December 31

	2006	2005	2004
Financing Activities
Net increase (decrease) in demand deposits, money market, interest checking and savings accounts	$553,021	$(6,940,715)	$(17,178,739)
Net increase (decrease) in certificates of deposit	29,164,512	(16,360,869)	(20,671,696)
Net increase in securities sold under agreements to repurchase	26,190,480	2,021,269	135,397
Net increase (decrease) in federal funds purchased	(4,600,000)	(2,900,000)	7,500,000
Proceeds from Federal Home Loan Bank advances	47,900,000	20,500,000	66,500,000
Repayment of Federal Home Loan Bank advances	(72,400,000)	(34,500,000)	(49,500,000)
Proceeds from notes payable	2,700,000	—	1,219,863
Proceeds from trust preferred	—	10,310,000	—
Repayment of notes payable	(2,311,326)	(2,381,084)	(8,467,806)
Proceeds from stock options exercised	—	36,595	29,525
Dividends paid	(1,055,759)	(914,010)	—

Net cash (used in) provided by financing activities	26,140,928	(31,128,814)	(20,433,456)

Increase (Decrease) in Cash and Cash Equivalents	9,830,952	2,033,073	(13,559,186)

Cash and Cash Equivalents, Beginning of Year	12,650,839	10,617,766	24,176,952

Cash and Cash Equivalents, End of Year	$22,481,791	$12,650,839	$10,617,766

Supplemental Cash Flows Information

Interest paid	$15,084,607	$8,989,474	$9,303,363

Income taxes paid (net of refunds)	$(948,000)	$(1,021,302)	$(717,666)

Common stock and payable issued for net assets in Acquisition	$—	$11,826,130	$—

Transfer of loans to foreclosed assets	$556,677	$3,247,539	$888,063
See Notes to Consolidated Financial Statements

Rurban Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2006 and 2005
Note 1: Nature of Operations and Summary of Significant Accounting Policies
  Nature of Operations
Rurban Financial Corp. (“Company”) is a bank holding company whose principal activity is the ownership and management of its wholly-owned subsidiaries, The State Bank and Trust Company (“State Bank”), The Exchange Bank (“Exchange”), Rurban Operations Corp. (“ROC”), RFCBC, Inc. (“RFCBC”), Rurbanc Data Services, Inc. (“RDSI”), Diverse Computer Marketers, Inc. (“DCM”), Rurban Statutory Trust I (“RST I”), and Rurban Statutory Trust II (“RST II”). State Bank owns all of the outstanding stock of Reliance Financial Services, N.A. (“RFS”) and Rurban Mortgage Company (“RMC”). State Bank and Exchange are primarily engaged in providing a full range of banking and financial services to individual and corporate customers in northern Ohio. State Bank and Exchange are subject to competition from other financial institutions. State Bank and Exchange are regulated by certain federal and state agencies and undergo periodic examinations by those regulatory authorities. ROC serves as a central location for the performance of the following functions that provide services for all of the Company’s subsidiaries: human resources, marketing, facilities maintenance, loan operations, loan accounting, collections, file room, internet banking, credit analysis, VISA processing, mortgage operations, technology, training and development, deposit operations, operations administration and accounting. RFCBC operates as a loan subsidiary that continues to administer classified loans. RDSI and DCM provide data and item processing services to community banks in Arkansas, Florida, Illinois, Indiana, Michigan, Missouri, Ohio and Wisconsin. RFS offers a diversified array of trust and financial services to customers nationwide. RST I and RST II are trusts which were organized in 2000 and 2005, respectively, to manage the Company’s trust preferred securities.
  Principles of Consolidation
The consolidated financial statements include the accounts of the Company, State Bank, Exchange, RFCBC, RDSI, DCM, RFS and RMC. Exchange’s balance sheet was consolidated at December 31, 2005, but not the income statement as a result of closing this acquisition at the close of business December 31, 2005. All significant intercompany accounts and transactions have been eliminated in consolidation. In December 2003, FASB issued a revision to FIN 46 (“FIN 46R”) that, among other matters, clarified certain provisions that affected the accounting for trust preferred securities. As a result of the adoption of FIN 46R, RST I was deconsolidated as of March 31, 2004, with the Company accounting for its investment in RST I as assets, its subordinated debentures as debt, and the interest paid thereon as interest expense. The Company had previously classified the trust preferred securities as debt, but eliminated its common stock investment as a result of the adoption of FIN 46R.
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

Rurban Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2006 and 2005
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

Rurban Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2006 and 2005
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
A loan is considered impaired when, based on current information and events, it is probable that State Bank and Exchange Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration each of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for commercial, agricultural, and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price or the fair value of the collateral if the loan is collateral dependent.
Large groups of smaller balance homogenous loans are collectively evaluated for impairment. Accordingly, State Bank and Exchange Bank do not separately identify individual consumer and residential loans for impairment measurements.
Premises and Equipment
Depreciable assets are stated at cost less accumulated depreciation. Depreciation is charged to expense using the straight-line method for buildings and the declining balance method for equipment over the estimated useful lives of the assets. Leasehold improvements are capitalized and depreciated using the straight-line method over the terms of the respective leases.

Rurban Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2006 and 2005
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
Intangible Assets
Intangible assets are being amortized on a straight-line basis over weighted-average periods ranging from one to ten years. Such assets are periodically evaluated as to the recoverability of their carrying value. Purchased software is being amortized using the straight-line method over periods ranging from one to three years.
Stock Options
At December 31, 2006, the Company has a stock-based employee compensation plan, which is described more fully in Note 18. Prior to 2006, the Company accounted for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Accordingly, in 2005 and 2004, no stock-based employee compensation cost is reflected in net income, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock at the grant date.
Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123R, Share-Based Payment. The Company selected the modified prospective application. Accordingly, after January 1, 2006, the Company began expensing the fair value of stock options granted, modified, repurchased or cancelled. In

Rurban Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2006 and 2005
accordance with Statement No. 123 and related interpretations, no compensation expense was recognized.
The following table illustrates the effect on 2005 and 2004 net income and earnings per share if the Company had applied the fair value provisions of FASB Statement No. 123, Accounting for Stock-based Compensation, to stock-based employee compensation. In April 2005, the Company accelerated certain stock options to be immediately vested. In accordance with Statement No. 123 and related interpretations, no compensation expense was recognized.

	2005	2004
Net income, as reported	$673,091	$2,734,292

Less: Total stock-based employee compensation cost determined under the fair value based method, net of income taxes	(655,615)	(196,730)

Pro forma net income	$17,476	$2,537,562

Earnings per share:
Basic – as reported	$0.15	$0.60

Basic – pro forma	$0.00	$0.56

Diluted – as reported	$0.15	$0.60

Diluted – pro forma	$0.00	$0.56

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

Rurban Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2006 and 2005
  Reclassifications
Certain reclassifications have been made to the 2005 and 2004 financial statements to conform to the 2006 financial statement presentation. These reclassifications had no effect on net income.
Note 2: Restriction on Cash and Due From Banks
State Bank and Exchange are required to maintain reserve funds in cash and/or on deposit with the Federal Reserve Bank. The reserve required at December 31, 2006, was $1,716,000.

Rurban Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2006 and 2005
Note 3: Securities
The amortized cost and approximate fair values of securities were as follows:

		Gross	Gross
		Unrealized	Unrealized	Approximate
	Amortized Cost	Gains	Losses	Fair Value
Available-for-Sale Securities:

December 31, 2006:
U.S. Treasury and government agencies	$59,021,221	$—	$(898,591)	$58,122,630
Mortgage-backed securities	29,169,513	48,022	(447,351)	28,770,184
State and political subdivision	15,500,312	47,316	(82,680)	15,464,948
Equity securities	23,000	—	—	23,000
Other securities	81,200	113	—	81,313

	$103,795,246	$95,451	$(1,428,622)	$102,462,075

December 31, 2005:
U.S. Treasury and government agencies	$91,020,624	$13,675	$(1,363,079)	$89,671,220
Mortgage-backed securities	36,571,076	9,783	(920,973)	35,659,886
State and political subdivision	12,942,183	6,713	(255,001)	12,693,895
Equity securities	23,000	—	—	23,000
Other securities	1,305,328	—	—	1,305,328

	$141,862,211	$30,171	$(2,539,053)	$139,353,329

Rurban Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2006 and 2005
The amortized cost and fair value of securities available for sale at December 31, 2006, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale
	Amortized	Fair
	Cost	Value
Within one year	$1,994,691	$1,992,866
One to five years	10,122,369	10,055,193
Five to ten years	50,257,185	49,397,992
After ten years	12,197,288	12,191,640

	74,571,533	73,637,691

Mortgage-backed securities and equity securities	29,223,713	28,824,384

Totals	$103,795,246	$102,462,075

The carrying value of securities pledged as collateral, to secure public deposits was $61,186,085 at December 31, 2006, and $80,968,923 at December 31, 2005. The securities delivered for repurchase agreements were $27,437,603 at December 31, 2006, and $0 for 2005.
Gross gains of $7,928, $34,050, and $251,846 and gross losses of $502,813, $8,750, and $10,838 resulting from sales of available-for-sale securities were realized for 2006, 2005 and 2004, respectively. The tax expense for net security gains (losses) for 2006, 2005, and 2004 was $(168,000), $9,000, and $82,000, respectively.
Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments at December 31, 2006, was $92,111,343, which is approximately 90% of the Company’s available-for-sale investment portfolio. These declines primarily resulted from recent increases in market interest rates.
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
In 2002 the Company took an after-tax loss of $1.1 million on an investment in WorldCom bonds. In 2006 $889,454 of this loss was recovered, which resulted in a $587,000 after-tax gain.

Rurban Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2006 and 2005
Securities with unrealized losses at December 31, 2006, are as follows:

	Less than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Available-for-Sale Securities:
U.S. Treasury and government agencies	$6,482,190	$(16,767)	$51,240,439	$(881,824)	$57,722,629	$(898,591)
Mortgage-backed securities	5,689,252	(56,739)	18,064,045	(390,612)	23,753,297	(447,351)
State and political subdivisions	6,975,811	(27,974)	3,659,606	(54,706)	10,635,417	(82,680)

	$19,147,253	$(101,480)	$72,964,090	$(1,327,142)	$92,111,343	$(1,428,622)

Securities with unrealized losses at December 31, 2005, are as follows:

	Less than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Available-for-Sale Securities:
U.S. Treasury and government agencies	$24,755,316	$(313,414)	$46,397,390	$(1,049,665)	$71,152,706	$(1,363,079)
Mortgage-backed securities	10,869,812	(197,459)	23,102,173	(723,514)	33,971,985	(920,973)
State and political subdivisions	10,124,496	(215,897)	1,771,884	(39,104)	11,896,380	(255,001)

	$45,749,624	$(726,770)	$71,271,447	$(1,812,283)	$117,021,071	$(2,539,053)

Rurban Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2006 and 2005
Note 4: Loans and Allowance for Loan Losses
     Categories of loans at December 31 include:

	2006	2005
Commercial	$71,640,907	$79,359,126
Commercial real estate	109,503,312	68,071,738
Agricultural	44,682,699	40,236,664
Residential real estate	94,389,118	89,086,024
Consumer	49,314,080	48,876,788
Leasing	856,808	1,661,126

Total loans	370,386,924	327,291,466

Less
Net deferred loan fees, premiums and discounts	(285,115)	(243,237)

Loans, net of unearned income	$370,101,809	$327,048,229

Allowance for loan losses	$(3,717,377)	$(4,699,827)

Activity in the allowance for loan losses was as follows:

	2006	2005	2004
Balance, beginning of year	$4,699,827	$4,899,063	$10,181,135
Balance, Exchange Bank	—	910,004	—
Provision (credit) charged	177,838	583,402	(399,483)
(credited) to expense
Recoveries	656,963	1,716,815	2,106,470
Losses charged off	(1,817,251)	(3,409,457)	(6,989,059)

Balance, end of year	$3,717,377	$4,699,827	$4,899,063

Rurban Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2006 and 2005
Individual loans determined to be impaired were as follows:

	2006	2005	2004
Year-end impaired loans with no allowance for loan losses allocated	$607,469	$1,676,128	$975,000
Year-end loans with allowance for loan losses allocated	$1,514,169	$4,460,129	$10,411,000

Total impaired loans	$2,121,638	$6,136,257	$11,386,000

Amount of allowance allocated	$224,630	$1,992,807	$1,265,000

Average of impaired loans during the year	$4,177,213	$10,036,150	$14,313,000
Interest income recognized during impairment	$46,917	$223,782	$433,242

Cash-basis interest income recognized	$50,779	$232,008	$455,872
At December 31, 2006, 2005, and 2004 accruing loans delinquent 90 days or more totaled $0, $5,200, and $11,000 respectively. Non-accruing loans at December 31, 2006, 2005, and 2004 were $3,828,000, $6,270,000, and $13,384,000 respectively.
Note 5: Premises and Equipment
Major classifications of premises and equipment stated at cost, were as follows at December 31:

	2006	2005
Land	$1,544,883	$1,558,946
Buildings and improvements	9,925,293	11,145,608
Equipment	11,259,960	11,300,093
Construction in progress	2,567,079	67,775

	25,297,215	24,072,422

Less accumulated depreciation	(9,847,441)	(10,725,790)

Net premises and equipment	$15,449,774	$13,346,632

Rurban Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2006 and 2005
Note 6: Goodwill
The changes in the carrying amount of goodwill for the years ended December 31, 2006, 2005 and 2004 were:

	2006	2005	2004
Balance as of January 1	$8,917,373	$2,144,304	$2,144,304
Goodwill acquired during the year – Data Processing	4,795,149	—	—
Adjustment on final allocation of purchase price – Banking	(38,464)	6,773,069	—

Balance as of December 31	$13,674,058	$8,917,373	$2,144,304

Rurban Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2006 and 2005
Note 7: Other Intangible Assets
The carrying basis and accumulated amortization of recognized intangible assets at December 31, 2006 and 2005, were:

	2006		2005
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Core deposit intangible	$4,039,615	$(888,544)	$4,039,615	$(432,679)
Customer relationship intangible	200,627	(76,405)	200,627	(65,230)

Banking intangibles	4,240,242	(964,949)	4,240,242	(497,909)

Customer relationship intangible	2,389,000	(53,089)	—	—
Trademark intangible	180,000	(6,000)	—	—
Non-compete intangible	83,000	(9,222)	—	—

Data Processing intangibles	2,652,000	(68,311)	—	—

Purchased software — Banking	217,940	(166,435)	251,357	(166,972)
Purchased software – Data Processing	9,073,965	(4,679,663)	8,123,024	(4,342,184)
Purchased software — Other	379,422	(206,538)	156,921	(105,233)

Purchased software	9,671,327	(5,052,636)	8,531,302	(4,614,389)

Total	$16,563,569	$(6,085,896)	$12,771,544	$(5,112,298)

Amortization expense for core deposits and other for the years ended December 31, 2006, 2005 and 2004, was $535,351, $131,825 and $102,009, respectively. Amortization expense for purchased software for the years ended December 31, 2006, 2005 and 2004 was $1,329,580, $1,234,279 and $1,036,796, respectively Estimated amortization expense for each of the following five years is:

	2007	2008	2009	2010	2011
Core deposit intangible	$397,436	$397,436	$397,436	$397,436	$397,436
Customer relationship intangible	59,370	49,930	42,337	36,884	31,063

Banking intangibles	456,806	447,366	439,773	434,320	428,499

Customer Relationship intangible	159,264	159,264	159,264	159,264	159,264
Trademark intangible	18,000	18,000	18,000	18,000	18,000
Non-compete intangible	27,667	27,667	18,445	—	—

Data Processing intangibles	204,931	204,931	195,709	177,264	177,264

Purchased software – Banking	22,221	17,071	12,211	—	—
Purchased Software – Data Processing	1,159,692	969,541	853,261	767,126	231,177
Purchased Software – Other	86,014	48,787	17,468	16,294	4,366

Purchased Software	1,267,927	1,035,399	882,940	783,420	235,543

Total	$1,929,664	$1,687,696	$1,518,422	$1,395,004	$841,306

Rurban Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2006 and 2005
Note 8: Interest-Bearing Time Deposits
Interest-bearing time deposits in denominations of $100,000 or more were $74,530,000 on December 31, 2006, and $59,267,000 on December 31, 2005. Certificates of deposit obtained from brokers totaled approximately $14,992,000 and $3,933,000 at December 31, 2006 and 2005, respectively.
At December 31, 2006, the scheduled maturities of time deposits were as follows:

2007	$185,915,277
2008	42,331,462
2009	5,215,520
2010	1,656,967
2011	1,878,835
Thereafter	724,497

Total	$237,722,558

Of the $15.0 million in brokered deposits held at December 31, 2006, $12.3 million mature within the next year.
Note 9: Short-Term Borrowings

	2006	2005

Federal funds purchased	$—	$4,600,000
Securities sold under repurchase agreements — retail	7,270,900	7,270,900
Securities sold under repurchase agreements — broker	25,000,000	—

Total short-term borrowings	$32,270,900	$10,680,420

At December 31, 2006, the Company had $21.8 million in federal funds lines, of which none were drawn upon. At December 31, 2005, the Company had $20.9 million in federal funds lines, of which $4.6 million was drawn on.
The Company has retail repurchase agreements to facilitate cash management transactions with commercial customers. These obligations are secured by agency securities and such collateral is held by the Federal Home Loan Bank. At December 31, 2006, retail repurchase agreements totaled

Rurban Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2006 and 2005
$7,270,900. The maximum amount of outstanding agreements at any month end during 2006 and 2005 totaled $7,400,000 and $6,600,000, respectively, and the monthly average of such agreements totaled $6,471,000 and $5,182,000, respectively. The agreements at December 31, 2006 and 2005 mature within one month.
The Company also has repurchase agreements with brokerage firms who are in possession of the underlying securities. The securities are returned to the Company on the repurchase date. The maximum amount of outstanding agreements at any month end during 2006 totaled $25,000,000, and the monthly average of such agreements totaled $14,064,000. These repurchase agreements mature between 2010 and 2015 and at December 31, 2006, totaled $25,000,000 with a weighted average interest rate at year-end of 4.71%.

Rurban Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2006 and 2005
Note 10: Notes Payable
Notes payable at December 31, include:

	2006	2005
Revolving Demand Note payable in the amount of $500,000, secured by all business assets of DCM, Inc. and RDSI monthly payments of interest at prime plus .5%	$200,000	$—

Note payable in the amount of $2,500,000, secured by all inventory, equipment and receivables of DCM and RDSI monthly payments of $41,042 together with interest at a variable rate equal to the 5 Year Treasury Index plus 2.85%, maturing August 23, 2011	2,389,207	—

Revolving Demand Note payable in the amount of $250,000, unsecured and assumed from Exchange Bancshares, monthly payments of interest at prime, maturing April 30, 2006 (paid off in January 2006)	—	240,000

Note payable in the amount of $319,863, secured by equipment of RDSI, monthly payments of $6,272 together with interest at a fixed rate of 6.5%, maturing September 14, 2009 (paid off in February 2006)	—	48,837

Note payable in the amount of $1,708,711, of which 47.328% was sold to a third party bank, secured by equipment and disk systems of RDSI, monthly payments of $33,504 together with interest at a fixed rate of 6.5%, maturing September 14, 2009 (paid off in February 2006)	—	629,856

Note payable in the amount of $28,626, secured by a vehicle owned by State Bank, monthly payments of $795, together with interest at a fixed rate of 1.90%, maturing January 5, 2008 (paid off in March 2006)	—	19,879

	$2,589,207	$938,572

Rurban Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2006 and 2005
Aggregate annual maturities of notes payable at December 31, 2006, are:

Debt
2007	$503,762
2008	340,288
2009	368,475
2010	398,494
2011	978,188

Total	$2,589,207

Note 11: Federal Home Loan Bank Advances
The Federal Home Loan Bank advances were secured by mortgage loans totaling $75,650,875 at December 31, 2006. Advances, at interest rates from 4.78 to 6.25 percent, are subject to restrictions or penalties in the event of prepayment.
Aggregate annual maturities of Federal Home Loan Bank advances at December 31, 2006, are:

Debt
2007	$5,500,000
2008	2,000,000
2009	2,000,000
2010	4,000,000
2011	7,500,000
Thereafter	—

Total	$21,000,000

Rurban Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2006 and 2005
Note 12: Trust Preferred Securities
On September 15, 2005, RST II, a wholly owned subsidiary of the Company, closed a pooled private offering of 10,000 Capital Securities with a liquidation amount of $1,000 per security. The proceeds of the offering were loaned to the Company in exchange for junior subordinated debentures with terms similar to the Capital Securities. The sole assets of RST II are the junior subordinated debentures of the Company and payments thereunder. The junior subordinated debentures and the back-up obligations, in the aggregate, constitute a full and unconditional guarantee by the Company of the obligations of RST II under the Capital Securities. Distributions on the Capital Securities are payable quarterly at an interest rate that changes quarterly and is based on the 3-month LIBOR and are included in interest expense in the consolidated financial statements. These securities are considered Tier 1 capital (with certain limitations applicable) under current regulatory guidelines. As of December 31, 2006 and 2005, the outstanding principal balance of the Capital Securities was $10,000,000.
On September 7, 2000, RST I, a wholly owned subsidiary of the Company, closed a pooled private offering of 10,000 Capital Securities with a liquidation amount of $1,000 per security. The proceeds of the offering were loaned to the Company in exchange for junior subordinated debentures with terms similar to the Capital Securities. The sole assets of RST I are the junior subordinated debentures of the Company and payments thereunder. The junior subordinated debentures and the back-up obligations, in the aggregate, constitute a full and unconditional guarantee by the Company of the obligations of RST I under the Capital Securities. Distributions on the Capital Securities are payable semi-annually at the annual rate of 10.6% and are included in interest expense in the consolidated financial statements. These securities are considered Tier 1 capital (with certain limitations applicable) under current regulatory guidelines. As of December 31, 2006 and 2005, the outstanding principal balance of the Capital Securities was $10,000,000.
The junior subordinated debentures are subject to mandatory redemption, in whole or in part, upon repayment of the Capital Securities at maturity or their earlier redemption at the liquidation amount. Subject to the Company having received prior approval of the Federal Reserve, if then required, the Capital Securities are redeemable prior to the maturity date of September 7, 2030, at the option of the Company; on or after September 7, 2020 at par; or on or after September 7, 2010 at a premium; or upon occurrence of specific events defined within the trust indenture.

Rurban Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2006 and 2005
Note 13: Income Taxes
     The provision for income taxes includes these components:

	For The Year Ended December 31,
	2006	2005	2004

Taxes currently payable (refundable)	$1,408,421	$(302,984)	$(2,235,862)
Deferred income taxes	(460,305)	384,337	3,344,719

Income tax expense	$948,116	$81,353	$1,108,857

A reconciliation of income tax expense at the statutory rate to the Company’s actual income tax expense is shown below:

	For The Year Ended December 31,
	2006	2005	2004

Computed at the statutory rate (34%)	$1,260,842	$256,511	$1,306,670
Increase (decrease) resulting from
Tax exempt interest	(184,640)	(103,015)	(72,091)
Other	(128,086)	(72,143)	(125,722)

Actual tax expense	$948,116	$81,353	$1,108,857

Rurban Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2006 and 2005
The tax effects of temporary differences related to deferred taxes shown on the balance sheets are:

	At December 31,
	2006	2005

Deferred tax assets
Allowance for loan losses	$1,121,589	$1,438,141
Accrued compensation and benefits	279,153	363,428
Net deferred loan fees	100,932	91,756
Unrealized losses on available-for-sale securities	452,812	852,695
Purchase accounting adjustments	188,644	212,434
NOL carry over	751,000	531,704
Other	3,166	67,647

	2,897,296	3,557,805

Deferred tax liabilities
Depreciation	(974,157)	(1,677,950)
Mortgage servicing rights	(71,078)	(51,222)
Mark to market adjustment	(452,812)	(852,695)
Purchase accounting adjustments	(2,350,013)	(1,553,898)
Prepaids	(185,760)	(147,841)
FHLB stock dividends	(422,314)	(362,576)
Other	(51,624)	(51,624)

	(4,507,758)	(4,697,806)

Net deferred tax liability	$(1,610,462)	$(1,140,001)

     The NOL carry over begins to expire in 2024.
Note 14: Other Comprehensive Loss
     Other comprehensive loss components and related taxes are as follows:

	2006	2005	2004

Unrealized gains (losses) on securities available for sale	$680,825	$(1,266,627)	$(1,280,615)
Reclassification for realized amount included in income	494,885	(25,300)	(241,008)

Other comprehensive income (loss), before tax effect	1,175,710	(1,291,927)	(1,521,623)
Tax expense (benefit)	399,741	(439,254)	(517,352)

Other comprehensive income (loss)	$775,969	$(852,673)	$(1,004,271)

Rurban Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2006 and 2005
Note 15: Regulatory Matters
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
Quantitative measures established by regulation to ensure capital adequacy require the Company, State Bank and Exchange Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2006, that the Company, State Bank and Exchange Bank meet all capital adequacy requirements to which they are subject.
As of December 31, 2006, the most recent notification to the regulators categorized the State Bank and Exchange Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, State Bank and Exchange Bank must maintain capital ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed State Bank’s or Exchange Bank’s status as well-capitalized.

Rurban Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2006 and 2005
The Company, State Bank and Exchange Bank’s actual capital amounts (in millions) and ratios are also presented in the following table.

					To Be Well Capitalized
			For Capital Adequacy		Under Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2006
Total Capital (to Risk-Weighted Assets)
Consolidated	$62.0	16.0%	$30.9	8.0%	$—	N/A
State Bank	38.9	12.2	25.4	8.0	31.8	10.0%
Exchange Bank	7.8	13.2	4.8	8.0	6.0	10.0

Tier I Capital (to Risk-Weighted Assets)
Consolidated	57.6	14.9	15.5	4.0	—	N/A
State Bank	35.9	11.3	12.7	4.0	19.1	6.0
Exchange Bank	7.1	11.9	2.4	4.0	3.6	6.0

Tier I Capital (to Average Assets)
Consolidated	57.6	10.5	22.0	4.0	—	N/A
State Bank	35.9	7.9	18.2	4.0	22.8	5.0
Exchange Bank	7.1	8.7	3.3	4.0	4.1	5.0

As of December 31, 2005
Total Capital (to Risk-Weighted Assets)
Consolidated	$67.8	19.3%	$28.1	8.0%	$—	N/A
State Bank	36.6	13.0	22.6	8.0	28.2	10.0%
Exchange Bank	7.5	13.8	4.4	8.0	5.5	10.0

Tier I Capital (to Risk-Weighted Assets)
Consolidated	62.1	17.7	14.0	4.0	—	N/A
State Bank	33.5	11.9	11.3	4.0	16.9	6.0
Exchange Bank	6.9	12.6	2.2	4.0	3.3	6.0

Tier I Capital (to Average Assets)
Consolidated	62.1	14.4	17.2	4.0	—	N/A
State Bank	33.5	8.0	16.7	4.0	20.8	5.0
Exchange Bank	6.9	8.5	3.2	4.0	4.1	5.0
Dividends paid by Rurban are mainly provided for by dividends from its subsidiaries. However, certain restrictions exist regarding the ability of State Bank and Exchange Bank to transfer funds to Rurban in the form of cash dividends, loans or advances. Regulatory approval is required in order to pay dividends in excess of State Bank’s and Exchange Bank’s earnings retained for the current

Rurban Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2006 and 2005
year plus retained net profits since January 1, 2004. As of December 31, 2006, approximately $4.2 million was available for distribution to Rurban as dividends without prior regulatory approval.
Note 16: Related Party Transactions
Certain directors, executive officers and principal shareholders of the Company, including associates of such persons, are loan customers. A summary of the related party loan activity, for loans aggregating $60,000 or more to any one related party, follows for the years ended December 31, 2006 and 2005:

	2006	2005

Balance, January 1	$2,394,000	$3,959,000
New Loans	5,936,000	5,915,000
Repayments	(4,997,000)	(5,206,000)
Other changes	121,000	(2,274,000)

Balance, December 31	$3,454,000	$2,394,000

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
Deposits from related parties held at December 31, 2006 and 2005 totaled $1,840,000 and $1,076,000, respectively.
Note 17: Employee Benefits
The Company has retirement savings 401(k) plans covering substantially all employees. Employees contributing up to 6% of their compensation receive a Company match of 50% of the employee’s contribution. Employee contributions are vested immediately and the Company’s matching contributions are fully vested after three years of employment. Employer contributions charged to expense for 2006, 2005 and 2004 were $307,000, $257,600, and $238,000 respectively.

Rurban Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2006 and 2005
Also, the Company has deferred compensation agreements with certain active and retired officers. The agreements provide monthly payments for up to 15 years that equal 15% to 25% of average compensation prior to retirement or death. The charge to expense for the current agreements was $199,000, $240,000, and $319,000 for 2006, 2005 and 2004, respectively. In 2006 and 2005, previously accrued benefits under the agreements in the amount of $166,000 and $346,000, respectively, were reversed and credited to expense as a result of termination or resignation of certain officers. Such charges reflect the straight-line accrual over the period until full eligibility of the present value of benefits due each participant on the full eligibility date, using a 6% discount factor.
Life insurance plans are provided for certain executive officers on a split-dollar basis. The Company is the owner of the split-dollar policies. The officers are entitled to a sum equal to two times either the employee’s annual salary at death, if actively employed, or final annual salary, if retired, less $50,000, not to exceed the employee’s portion of the death benefit. The Company is entitled to the portion of the death proceeds which equates to the cash surrender value less any loans on the policy and unpaid interest or cash withdrawals previously incurred by the Company. The employees have the right to designate a beneficiary(s) to receive their share of the proceeds payable upon death. The cash surrender value of these life insurance policies and life insurance policies related to the Company’s supplemental retirement plan totaled approximately $1,955,902 at December 31, 2006, and $1,919,253 at December 31, 2005.
Additional life insurance is provided to certain officers through a bank-owned life insurance policy (“BOLI”). By way of a separate split-dollar agreement, the policy interests are divided between the bank and the insured’s beneficiary. The bank owns the policy cash value and a portion of the policy net death benefit, over and above the cash value assigned to the insured’s beneficiary. The cash surrender value of these life insurance policies totaled approximately $8,815,940 at December 31, 2006, and $8,524,234 at December 31, 2005.
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
Compensation expense is recorded equal to the fair market value of the stock when contributions, which are determined annually by the Board of Directors of the Company, are made to the ESOP. Allocated shares in the ESOP for each of the three years ended December 31, 2006, 2005 and 2004, were $497,955, $556,607, and $580,740, respectively.
Dividends on allocated shares are recorded as dividends and charged to retained earnings. Compensation expense is recorded equal to the fair market value of the stock when contributions, which are determined annually by the Board of Directors of the Company, are made to the ESOP.
ESOP expense for the years ended December 31, 2006, 2005 and 2004 was $531,000, $445,000, and $430,000, respectively.

Rurban Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2006 and 2005
Note 18: Stock Option Plan
On December 31, 2006, the Company has a single share-based compensation plan, which is described below. The compensation cost that has been charged against income for that plan was $24,055, $0, and $0 for 2006, 2005, and 2004, respectively. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $8,179, $0, and $0 for 2006, 2005 and 2004, respectively.
The Company’s Stock Option Plan (the Plan), which is shareholder approved, permits the grant of share options to its employees for up to 441,000 shares of common stock. The Company believes that such awards better align the interests of its employees with those of its shareholders. Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant; those option awards generally vest based on 5 years of continuous service and have 10-year contractual terms.
The fair value of each option award is estimated on the date of grant using a binomial option valuation model that uses the assumptions noted in the following table. Expected volatility is based on historical volatility of the Company’s stock and other factors. The Company uses historical data to estimate option exercise and employee termination within the valuation model; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

	2006	2005	2004

Expected volatility	18.5%	23.7-27.7%	24.5%
Weighted-average volatility	18.5%	26.7%	24.5%
Expected dividends	1.7%	0-1.5%	0.0%
Expected term (in years)	10	10	10
Risk-free rate	2.3%	4.5-4.5%	1.2%

Rurban Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2006 and 2005
A summary of option activity under the Plan as of December 31, 2006 and changes during the year then ended, is presented below:

	2006
			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
	Shares	Exercise Price	Term	Intrinsic Value

Outstanding, beginning of year	357,886	$13.44
Granted	5,000	10.91
Exercised	—	—
Forfeited or expired	37,613	13.37

Outstanding, end of year	325,274	$13.41	4.99	$—

Exercisable, end of year	304,274	$13.50	4.71	$—

The weighted-average grant-date fair value of options granted during the years 2006, 2005 and 2004 was $2.34, $4.32 and $4.79, respectively. The total intrinsic value of options exercised during the years ended December 31, 2006, 2005 and 2004, was $0, $2,017 and $4,125, respectively.
As of December 31, 2006, there was $60,501 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plan. That cost is expected to be recognized over a weighted-average period of 2.31 years

Rurban Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2006 and 2005
Note 19: Earnings Per Share
     Earnings per share (EPS) is computed as follows:

	Year Ended December 31, 2006
		Weighted-	Per
		Average	Share
	Income	Shares	Amount

Basic earnings per share
Net income available to common shareholders	$2,760,242	5,027,433	$0.55

Effect of dilutive securities
Stock options	—	1,442

Diluted earnings per share
Income available to common shareholders and assumed conversions	$2,760,242	5,028,875	$0.55

Options to purchase 285,838 common shares at $11.72 to $16.78 per share were outstanding at December 31, 2006, but were not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares.

	Year Ended December 31, 2005
		Weighted-	Per
		Average	Share
	Income	Shares	Amount

Basic earnings per share
Net income available to common shareholders	$673,091	4,571,348	$0.15

Effect of dilutive securities
Stock options	—	13,058

Diluted earnings per share
Income available to common shareholders and assumed conversions	$673,091	4,584,406	$0.15

Rurban Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2006 and 2005
Options to purchase 215,066 common shares at $13.30 to $16.78 per share were outstanding at December 31, 2005, but were not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares.

	Year Ended December 31, 2004
		Weighted-	Per
		Average	Share
	Income	Shares	Amount

Basic earnings per share
Net income available to common shareholders	$2,734,292	4,559,459	$0.60

Effect of dilutive securities
Stock options	—	12,680

Diluted earnings per share
Income available to common shareholders and assumed conversions	$2,734,292	4,572,139	$0.60

Options to purchase 197,558 common shares at $13.85 to $16.78 per share were outstanding at December 31, 2004, but were not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares.

Rurban Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2006 and 2005
Note 20: Leases
The Company’s subsidiaries, RDSI and DCM, have several noncancellable operating leases for business use, that expire over the next ten years. These leases generally contain renewal options for periods of five years and require the lessee to pay all executory costs such as taxes, maintenance and insurance. Aggregate rental expense for these leases was $307,393, $249,504 and $126,600 for the years ended December 31, 2006, 2005 and 2004, respectively.
Future minimum lease payments under operating leases are:

2007	$378,894
2008	350,951
2009	322,347
2010	261,600
2011	253,300
Thereafter	459,000

Total minimum lease payments	$2,026,092

Rurban Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2006 and 2005
Note 21: Disclosures about Fair Value of Financial Instruments
The following table presents estimated fair values of the Company’s financial instruments. The fair values of certain of these instruments were calculated by discounting expected cash flows, which involves significant judgments by management and uncertainties. Fair value is the estimated amount at which financial assets or liabilities could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Because no market exists for certain of these financial instruments and because management does not intend to sell these financial instruments, the Company does not know whether the fair values shown below represent values at which the respective financial instruments could be sold individually or in the aggregate.

	December 31, 2006		December 31, 2005
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Financial assets

Cash and cash equivalents	$22,481,791	$22,482,000	$12,650,839	$12,651,000

Interest-bearing deposits	150,000	150,000	150,000	150,000

Available-for-sale securities	102,462,075	102,462,000	139,353,329	139,353,000

Loans including loans held for sale, net	366,774,532	364,490,109	322,572,403	320,313,000

Stock in FRB and FHLB	3,993,450	3,993,000	3,607,500	3,608,000

Accrued interest receivable	3,129,774	3,130,000	3,010,355	3,010,000

Financial liabilities

Deposits	$414,555,445	$413,990,242	$384,837,912	$383,785,000
Securities sold under agreements to repurchase	32,270,900	31,674,000	6,080,420	6,080,000

Federal funds purchased	—	—	4,600,000	4,600,000

Note payable	2,589,207	2,589,000	938,572	939,000
FHLB advances	21,000,000	20,982,000	45,500,000	46,046,000

Trust preferred securities	20,620,000	21,257,000	20,620,000	20,537,000

Accrued interest payable	2,224,413	2,224,000	1,373,044	1,373,000

For purposes of the above disclosures of estimated fair value, the following assumptions were used as of December 31, 2006 and 2005. The estimated fair value for cash and cash equivalents, interest-bearing deposits, FRB and FHLB stock, accrued interest receivable, demand deposits, savings accounts, interest checking accounts, certain money market deposits, short-term borrowings and interest payable is considered to approximate cost. The estimated fair value for securities is based on quoted market values for the individual securities or for equivalent securities. The estimated fair value for loans receivable, including loans held for sale, net, is based on estimates of the rate State Bank and Exchange Bank would charge for similar loans at December 31, 2006 and 2005 applied for the time period until the loans are assumed to reprice or be paid.

Rurban Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2006 and 2005
The estimated fair value for fixed-maturity time deposits as well as borrowings is based on estimates of the rate State Bank and Exchange Bank pay on such liabilities at December 31, 2006 and 2005, applied for the time period until maturity. The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. The estimated fair value for other financial instruments and off-balance sheet loan commitments approximate cost at December 31, 2006 and 2005 and are not considered significant to this presentation.

Rurban Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2006 and 2005
Note 22: Commitments and Credit Risk
State Bank and Exchange grant commercial, agribusiness, consumer and residential loans to customers throughout the state. Although State Bank and Exchange have a diversified loan portfolio, agricultural loans comprised approximately 12% and 13% of the portfolio as of December 31, 2006 and 2005, respectively.
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

	2006	2005

Loan commitments and unused lines of credit	$71,545,000	$69,584,000

Standby letters of credit	582,000	657,000

Total	$72,127,000	$70,241,000
And from time to time certain due from bank accounts are in excess of federally insured limits.

Rurban Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2006 and 2005
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
Note 23: Future Change in Accounting Principle
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
In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that the Company recognize in the financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of the 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on its financial statements.
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
In September 2006, the EITF reached a consensus on Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement of Split-Dollar Life Insurance Arrangements. The consensus requires the recognition of a liability related to the postretirement benefits covered by an endorsement split-dollar life insurance arrangement. If the policyholder has agreed to maintain the insurance policy in force for the employee’s benefit during his or her retirement, then the liability recognized during the employee’s active service period should be based on the future cost of insurance to be incurred during the employee’s retirement. Alternatively, if the policyholder has agreed to provide the employee with a death benefit, then the liability for the future death benefit should be recognized by following the guidance in Statement 106 or Opinion 12, as appropriate. This approach requires the policyholder to gain a clear understanding of the benefit being provided by the policyholder to its employee given that it is this benefit that is being recognized as a liability. If this consensus is ratified by the FASB, it will be applicable in fiscal years beginning after December 15, 2007. The Company is currently evaluating the impact of adopting Issue No. 06-4 and the impact it will have on the Company’s financial statements.

Rurban Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2006 and 2005
Note 24: Condensed Financial Information (Parent Company Only)
Presented below is condensed financial information as to financial position, results of operations and cash flows of the Company:
Condensed Balance Sheets

	2006	2005

Assets
Cash and cash equivalents	$7,102,859	$15,590,954
Investment in common stock of banking subsidiaries	56,448,620	58,870,748
Investment in nonbanking subsidiaries	13,846,560	6,277,462
Other assets	2,103,164	2,529,825

Total assets	$79,501,203	$83,268,989

Liabilities
Trust preferred securities	$20,000,000	$20,000,000
Notes payable	0	240,000
Borrowings from nonbanking subsidiaries	620,000	620,000
Other liabilities	1,926,050	7,958,341

Total liabilities	22,546,050	28,818,341
Stockholders’ Equity	56,955,153	54,450,648

Total liabilities and stockholders’ equity	$79,501,203	$83,268,989

Rurban Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2006 and 2005
Condensed Statements of Income

	2006	2005	2004
Income
Interest Income	$3,099	$2,126	$1,875
Dividends from subsidiaries
Banking Subsidiaries	6,400,000	7,153,134	2,185,720
Nonbanking subsidiaries	—	1,513,000	995,043

Total	6,400,000	8,666,134	3,180,763
Other income	1,491,158	1,091,721	1,128,316

Total income	7,894,257	9,759,981	4,310,954

Expenses
Interest expense	1,787,023	1,364,168	1,155,729
Other expense	2,683,109	2,514,712	2,206,457

Total expenses	4,470,132	3,878,880	3,362,186

Income before income tax and equity in undistributed income of subsidiaries	3,424,125	5,881,101	948,768

Income tax	(1,011,797)	(946,911)	(757,526)

Income before equity in undistributed income of subsidiaries	4,435,922	6,828,012	1,706,294

Equity in undistributed (excess distributed) income of subsidiaries
Banking subsidiaries	(3,797,432)	(6,383,468)	131,679
Nonbanking subsidiaries	2,121,752	228,547	896,319

Total	(1,675,680)	(6,154,921)	1,027,998

Net income	$2,760,242	$673,091	$2,734,292

Rurban Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2006 and 2005
Condensed Statements of Cash Flows

	2006	2005	2004
Operating Activities
Net income	$2,760,242	$673,091	$2,734,292
Items not requiring (providing) cash
Equity in (undistributed) excess distributed net income of subsidiaries	2,204,917	6,192,398	(1,027,998)
Other assets	(49,256)	(15,230)	(1,059,391)
Other liabilities	(6,032,292)	629,444	(1,049,450)

Net cash provided by (used in) operating activities	(1,116,389)	7,479,703	(402,547)

Investing Activities
Investment in RST II	—	(310,000)	—
Investment in RDSI	(5,500,000)	—
Investment in ROC	(600,000)	—	—
Repayment of policy loan	—	(1,014,523)	—
Proceeds from liabilities assumed in business acquisition	—	3,029	—

Net cash (used in) investing activities	(6,100,000)	(1,321,494)	—

Financing Activities
Cash dividends paid	(1,055,761)	(914,010)	—
Payment of registration costs and other acquisition costs	—	(326,615)	—
Repayment of note payable	(240,000)	—	—
Proceeds from subordinated debenture	—	10,310,000	—
Shares issued under Stock Option Plan	24,055	—	—
Proceeds from exercise of stock options		36,595	29,525

Net cash provided by (used in) financing activities	(1,271,706)	9,105,970	29,525

Net Change in Cash and Cash Equivalents	(8,488,095)	15,264,179	(373,022)

Cash and Cash Equivalents at Beginning of Year	15,590,954	326,775	699,797

Cash and Cash Equivalents at End of Year	$7,102,859	$15,590,954	$326,775

Supplemental cash flow information
Common stock and payable issued for net assets in acquisition	$—	$11,826,130	$—

Rurban Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2006 and 2005
Note 25: Segment Information
The reportable segments are determined by the products and services offered, primarily distinguished between banking and data processing operations. Loans, investments, deposits and financial services provide the revenues in the banking segment and include the accounts of State Bank, Exchange Bank, and RFCBC. Service fees provide the revenues in the data processing operation and include the accounts of RDSI and DCM. Other segments include the accounts of the Company, Rurban Financial Corp., which provides management services to its subsidiaries and RFS, which provides trust and financial services to customers nationwide.

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

		Data		Total	Intersegment	Consolidated
	Banking	Processing	Other	Segments	Elimination	Totals
2006

Income Statement Information:
Net interest income (expense)	$17,021,780	$(264,336)	$(1,723,002)	$15,034,442	$—	$15,034,442
Other revenue-external customers	4,875,166	15,011,143	3,869,012	23,755,321	—	23,755,321
Other revenue-other segments	—	1,551,655	4,180,992	5,732,647	(5,732,647)	—

Net interest income and other revenue	21,896,946	16,298,462	6,327,002	44,522,410	(5,732,647)	38,789,763
Noninterest expense	19,312,823	13,142,661	8,180,730	40,636,214	(5,732,647)	34,903,567
Significant noncash items:
Depreciation and amortization	794,929	2,505,065	244,971	3,544,965	—	3,544,965
Provision for loan losses	177,838	—	—	177,838	—	177,838
Income tax expense	518,646	1,072,973	(643,503)	948,116	—	948,116
Segment profit	$1,887,639	$2,082,828	$(1,210,225)	$2,760,242	—	$2,760,242

Balance sheet information:
Total assets	$537,216,244	$20,306,144	$12,535,236	$570,057,623	$(14,050,371)	$556,007,253
Goodwill and intangibles	12,154,202	7,378,838	—	19,533,040	—	19,533,040
Premises and equipment expenditures	$2,994,741	$5,820,264	$227,259	$9,042,264	—	$9,042,264

Rurban Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2006 and 2005

		Data		Total	Intersegment	Consolidated
	Banking	Processing	Other	Segments	Elimination	Totals
2005

Income Statement Information:
Net interest income (expense)	$13,607,036	$(234,741)	$(1,318,711)	$12,053,584	$—	$12,053,584
Other revenue-external customers	2,422,644	12,708,407	3,207,051	18,338,102	—	18,338,102
Other revenue-other segments	759,649	1,354,001	979,638	3,093,288	(3,093,288)	—

Net interest income and other revenue	16,789,329	13,827,667	2,867,978	33,484,974	(3,093,288)	30,391,686
Noninterest expense	16,319,085	11,164,340	4,663,703	32,147,128	(3,093,288)	29,053,840
Significant noncash items:
Depreciation and amortization	668,288	2,287,592	124,784	3,080,664	—	3,080,664
Provision for loan losses	583,402	—	—	583,402	—	583,402
Income tax expense	(245,779)	945,869	(618,737)	81,353	—	81,353
Segment profit	$132,621	$1,717,458	$(1,176,988)	$673,091	—	$673,091

Balance sheet information:
Total assets	$520,581,903	$10,204,699	$20,931,806	$551,718,408	$(21,176,132)	$530,542,276
Goodwill and intangibles	12,659,706	—	—	12,659,706	—	12,659,706
Premises and equipment expenditures	$662,245	$2,252,592	$183,697	$3,098,534	—	$3,098,534

		Data		Total	Intersegment	Consolidated
	Banking	Processing	Other	Segments	Elimination	Totals
2004

Income Statement Information:
Net interest income (expense)	$13,447,380	$(217,829)	$(1,140,245)	$12,089,306	$(11,940)	$12,077,366
Other revenue-external customers	3,169,122	11,163,990	3,031,324	17,364,436	11,940	17,376,376
Other revenue-other segments	904,220	1,314,942	1,091,753	3,310,915	(3,310,915)	—

Net interest income and other revenue	17,520,722	12,261,103	2,982,832	32,764,657	(3,310,915)	29,453,742
Noninterest expense	15,258,307	9,650,869	4,411,815	29,320,991	(3,310,915)	26,010,076
Significant noncash items:
Depreciation and amortization	534,415	1,857,524	100,722	2,492,661	—	2,492,661
Provision for loan losses	(399,483)	—	—	(399,483)	—	(399,483)
Income tax expense	919,192	688,498	(498,833)	1,108,857	—	1,108,857
Segment profit	$1,742,706	$1,921,736	$(930,150)	$2,734,292	—	$2,734,292

Balance sheet information:
Total assets	$407,831,742	$10,974,521	$4,030,214	$422,836,477	$(7,487,731)	$415,348,746
Goodwill and intangibles	2,687,282	—	—	2,687,282	—	2,687,282
Premises and equipment expenditures	$415,402	$3,098,388	$138,288	$3,652,078	—	$3,652,078

Rurban Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2006 and 2005
Note 26:   Quarterly Financial Information (Unaudited)
The following tables summarize selected quarterly results of operations for 2006 and 2005.

	March	June	September	December
December 31, 2006
Interest income	$7,047,089	$7,542,688	$8,157,473	$8,223,168
Interest expense	3,183,033	3,712,225	4,401,939	4,638,779
Net interest income	3,864,056	3,830,463	3,755,534	3,584,389
Provision for loan losses	246,000	56,321	35,000	(159,483)
Noninterest income	5,008,299	5,268,252	5,902,756	7,576,014
Noninterest expense	7,950,031	8,079,875	8,514,656	10,359,005
Income tax expense	153,779	248,996	294,893	250,448
Net income	522,545	713,523	813,741	710,433

Earnings per share
Basis	0.10	0.14	0.16	0.14
Diluted	0.10	0.14	0.16	0.14

Dividends per share	0.05	0.05	0.05	0.06

	March	June	September	December
December 31, 2005
Interest income	$5,044,213	$5,133,104	$5,429,354	$5,815,317
Interest expense	2,047,303	2,205,784	2,446,879	2,668,437
Net interest income	2,996,910	2,927,320	2,982,475	3,146,880
Provision for loan losses	—	352,000	(382,000)	613,402
Noninterest income	4,627,031	4,639,945	4,594,610	4,476,517
Noninterest expense	6,736,406	7,466,199	7,219,077	7,632,157
Income tax expense	249,070	(137,232)	247,824	(278,308)
Net income	638,465	(113,702)	492,184	(343,854)

Earnings per share
Basis	0.14	(0.02)	0.11	(0.08)
Diluted	0.14	(0.02)	0.11	(0.08)

Dividends per share	0.05	0.05	0.05	0.05

Rurban Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2006 and 2005
During the fourth quarter of 2006, the Company restructured its balance sheet and recorded losses of $718,000, recorded losses of $283,000 associated with the merger, recorded income of $890,000 on the recovery of bond losses and sold the credit card portfolio for a gain of $740,000. The merger charges relate to the company’s plan to merge it’s banking group consisting of State Bank and Trust Co., Exchange Bank, Rurban Operations Company and Reliance Financials Services into the State Bank and Trust Co. charter. The company expects the merger to be completed by the end of the first quarter of 2007 pending regulatory approval.

During the fourth quarter of 2005, RFCBC completed a loan sale of approximately $8.4 million of problem loans. This resulted in write-downs and a pre-tax loss of approximately $1.45 million (including expenses incurred with the sale). Including additional adjustments taken to reserves, the net after-tax impact was a loss of approximately $745,000 taken in the fourth quarter of 2005.

Rurban Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2006 and 2005
NOTE 27: BUSINESS ACQUISITIONS
Diverse Computer Marketers

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

Under the terms of the Stock Purchase Agreement, RDSI acquired all of the outstanding stock of the DCM Companies from their shareholders for an aggregate purchase price of $5.0 million. An additional $250,000 is payable to the shareholders contingent upon the continuation of profitable growth over the first year of combined operations. The entire purchase price was paid in cash. The results of DCM’s operations have been included in Rurban’s consolidated statement of income from the date of acquisition.

The following tables summarize the estimated fair values of the net assets acquired and the computation of the purchase price and goodwill related to the acquisitions.

Assets:
Cash	$118,137
Accounts receivable	419,151
Premises and equipment	207,644
Goodwill	4,795,144
Other intangibles	2,652,000
Other assets	158,241

Total Assets	8,350,317

Liabilities:
Accounts payable	1,188,289
Borrowings	1,284,427
Other liabilities	886,510

Total Liabilities	3,359,226

Net assets acquired	$4,991,091

Rurban Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2006 and 2005
The signficant intangible assets acquired include the customer related intangible of $2,389,000, the Trademark of $180,000 and the non-compete agreements of $83,000, which have useful lives of 120, 36 and 36 months, respectively, and will be amortized using the straight-line method. The $4.8 million of goodwill was assigned entirely to the data processing unit and is not expected to be deductible for tax purposes. This analysis is based upon an initial third party opinion and is subject to change for up to twelve months.

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

Exchange Bank

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

Rurban Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2006 and 2005
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

	Year Ended December 31,
($ 000’s)	2005	2004
Net interest income	$15,424	$15,572
Net income	$(1,286)	$1,933
Per share – combined:
Basic net income	$(0.26)	$0.39
Diluted net income	$(0.26)	$0.38
Lima Branches

On June 17, 2005, the Company acquired certain assets and certain liabilities of two branches in Lima, Ohio from Liberty Savings Bank. The Company paid a net premium of approximately $4.7

Rurban Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2006 and 2005
million. As a result of this acquisition, the Company will have an opportunity to increase its loan and deposit base. The Company also expects to reduce costs through economies of scale.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of June 17, 2005.

Loans	$5,887,339
Core deposits	752,574
Goodwill	3,947,768
Accrued interest receivable	28,962
Premises and equipment	1,239,000

Total assets acquired	11,855,643

Deposits	60,383,141
Accrued interest payable	62,114
Other liabilities	46,432

Total liabilities assume	60,491,687

Net liabilities assumed	$(48,636,044)

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

RURBAN FINANCIAL CORP.
ANNUAL REPORT ON FORM 10-K
FOR FISCAL YEAR ENDED DECEMBER 31, 2006
INDEX TO EXHIBITS

Exhibit No.	Description	Location

2.1	Branch Purchase and Assumption Agreement dated as of March 15, 2005 between Liberty Savings Bank, FSB and State Bank and Trust Company	Incorporated herein by reference to Exhibit 2 to the Company’s Current Report on Form 8-K filed March 21, 2005 (File No. 0-13507).

2.2	Agreement and Plan of Merger, dated as of April 13, 2005, by and between Rurban Financial Corp. and Exchange Bancshares, Inc.	Incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed April 14, 2005 (File No. 0-13507).

2.3	Stock Purchase Agreement, dated as of May 19, 2006, by and among Rurbanc Data Services, Inc., Lance Thompson and Robert Church	Incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed May 24, 2006 (File No. 0-13507).

2.4	Agreement and Plan of Merger, dated as of December 31, 2006, by and among The State Bank and Trust Company, The Exchange Bank and Reliance Financial Services, N.A.	Filed herewith.

3.1	Amended Articles of Registrant, as amended	Incorporated herein by reference to Exhibit 3(a)(i) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1989 (File No. 0-13507).

3.2	Certificate of Amendment to the Amended Articles of Rurban Financial Corp.	Incorporated herein by reference to Exhibit 3(b) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993 (File No. 0-13507).

3.3	Certificate of Amendment to the Amended Articles of Rurban Financial Corp.	Incorporated herein by reference to Exhibit 3(c) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 0-13507).

Exhibit No.	Description	Location

3.4	Amended and Restated Articles of Rurban Financial Corp. [Note: filed for purposes of SEC reporting compliance only – this document has not been filed with the Ohio Secretary of State.]	Incorporated herein by reference to Exhibit 3(d) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 0-13507).

3.5	Amended and Restated Regulations of Rurban Financial Corp.	Incorporated herein by reference to Exhibit 3.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (File No. 0-13507).

4.1	Indenture, dated as of September 15, 2005, by and between Rurban Financial Corp. and Wilmington Trust Company, as Debenture Trustee, relating to Floating Rate Junior Subordinated Deferrable Interest Debentures	Incorporated herein by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 (File No. 0-13507).

4.2	Amended and Restated Declaration of Trust of Rurban Statutory Trust II, dated as of September 15, 2005	Incorporated herein by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 (File No. 0-13507).

4.3	Guarantee Agreement, dated as of September 15, 2005, by and between Rurban Financial Corp. and Wilmington Trust Company, as Guarantee Trustee	Incorporated herein by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 (File No. 0-13507).

10.1*	Rurban Financial Corp. Stock Option Plan	Incorporated herein by reference to Exhibit 10(u) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (File No. 0-13507).

10.2*	Rurban Financial Corp. Plan to Allow Directors to Elect to Defer Compensation	Incorporated herein by reference to Exhibit 10(v) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (File No. 0- 13507).

10.3*	Form of Non-Qualified Stock Option Agreement with Five-Year Vesting under Rurban Financial Corp. Stock Option Plan	Incorporated herein by reference to Exhibit 10(w) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 0-13507).

10.4*	Form of Non-Qualified Stock Option Agreement with Vesting After One Year of Employment under Rurban Financial Corp. Stock Option Plan	Incorporated herein by reference to Exhibit 10(a) to the Company’s Current Report on Form 8-K filed March 21, 2005 (File No. 0-13507).

Exhibit No.	Description	Location

10.5*	Form of Incentive Stock Option Agreement with Five-Year Vesting under Rurban Financial Corp. Stock Option Plan	Incorporated herein by reference to Exhibit 10(x) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 0-13507).

10.6*	Form of Incentive Stock Option Agreement with Vesting After One Year of Employment under Rurban Financial Corp. Stock Option Plan	Incorporated herein by reference to Exhibit 10(c) to the Company’s Current Report on Form 8-K filed March 21, 2005 (File No. 0-13507).

10.7*	Form of Stock Appreciation Rights under Rurban Financial Corp. Stock Option Plan	Incorporated herein by reference to Exhibit 10(b) to the Company’s Current Report on Form 8-K filed March 21, 2005 (File No. 0-13507).

10.8*	Employees’ Stock Ownership and Savings Plan of Rurban Financial Corp.	Incorporated herein by reference to Exhibit 10(y) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (File No. 0-13507).

10.9*	Rurban Financial Corp. Employee Stock Purchase Plan	Incorporated herein by reference to Exhibit 10(z) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (File No. 0-13507).

10.10*	Employment Agreement, executed March 6, 2006 and effective as of March 1, 2006, by and between Rurban Financial Corp. and Kenneth A. Joyce	Incorporated herein by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (File No. 0-13507).

10.11*	First Amendment to Employment Agreement, executed May 19, 2006 and effective as of March 1, 2006, by and between Rurban Financial Corp. and Kenneth A. Joyce	Incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006 (File No. 0-13507).

10.12*	Supplemental Executive Retirement Plan Agreement, executed March 13, 2006 and effective as of March 1, 2006, by and between Rurban Financial Corp. and Kenneth A. Joyce	Incorporated herein by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (File No. 0-13507).

10.13*	Schedule identifying other substantially identical Supplemental Executive Retirement Plan Agreements with executive officers of Rurban Financial Corp. and its subsidiaries	Incorporated herein by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (File No. 0-13507).

Exhibit No.	Description	Location

10.14*	First Amendment to Supplemental Executive Retirement Plan Agreement, executed May 16, 2006 and effective as of March 1, 2006, by and between Rurban Financial Corp. and Kenneth A. Joyce	Incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006 (File No. 0-13507).

10.15*	Schedule identifying other substantially identical First Amendments to Supplemental Executive Retirement Plan Agreements with executive officers of Rurban Financial Corp. and its subsidiaries	Incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006 (File No. 0-13507).

10.16*	Change in Control Agreement, executed March 9, 2006 and effective as of March 1, 2006, by and between Rurban Financial Corp. and Duane L. Sinn	Incorporated herein by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (File No. 0-13507).

10.17*	Schedule identifying other substantially identical Change in Control Agreements with executive officers of Rurban Financial Corp. and its subsidiaries	Incorporated herein by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (File No. 0-13507).

10.18*	First Amendment to Change in Control Agreement, executed May 17, 2006 and effective as of March 1, 2006, by and between Rurban Financial Corp. and Duane L. Sinn	Incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006 (File No. 0-13507).

10.19*	Schedule identifying other substantially identical First Amendments to Change in Control Agreements with executive officers of Rurban Financial Corp. and its subsidiaries	Incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006 (File No. 0-13507).

10.20*	Non-Qualified Deferred Compensation Plan effective as of January 1, 2007	Filed herewith.

11	Statement re: Computation of Per Share Earnings	Included in Note 1 of the Notes to Consolidated Financial Statements of Registrant in the financial statements portion of this Annual Report on Form 10-K.

21	Subsidiaries of Registrant	Filed herewith.

23.1	Consent of BKD, LLP	Filed herewith.

31.1	Rule 13a-14(a)/15d-14(a) Certification – Principal Executive Officer	Filed herewith.

31.2	Rule 13a-14(a)/15d-14(a) Certification – Principal Financial Officer	Filed herewith.

Exhibit No.	Description	Location

32.1	Section 1350 Certification – Principal Executive Officer and Principal Financial Officer	Filed herewith.

*	Management contract or compensatory plan or arrangement.