Form 10-Q
period 2007-03-31
RURBAN FINANCIAL CORP
filed 2007-05-11
CIK 767405

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
Large Accelerate Filer    ☐       Accelerated Filer    ☐       Non-Accelerated Filer    ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes    ☐       No    ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Shares, without par value	5,027,433 shares
(class)	(Outstanding at May 9, 2007)

RURBAN FINANCIAL CORP.
FORM 10-Q

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
The interim condensed consolidated financial statements of Rurban Financial Corp. (“Rurban” or the “Company”) are unaudited; however, the information contained herein reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of financial condition and results of operations for the interim periods presented. All adjustments reflected in these financial statements are of a normal recurring nature in accordance with Rule 10-01 of Regulation S-X. Results of operations for the three months ended March 31, 2007 are not necessarily indicative of results for the complete year.

Rurban Financial Corp.
Condensed Consolidated Balance Sheets
March 31, 2007 and December 31, 2006

	March 31,	December 31,
	2007	2006
	(Unaudited)
Assets
Cash and due from banks	$10,627,291	$13,381,791
Federal funds sold	6,500,000	9,100,000

Cash and cash equivalents	17,127,291	22,481,791
Interest-bearing deposits	150,000	150,000
Available-for-sale securities	97,148,409	102,462,075
Loans held for sale	110,697	390,100
Loans, net of unearned income	373,293,814	370,101,809
Allowance for loan losses	(3,768,814)	(3,717,377)
Premises and equipment	15,912,493	15,449,774
Purchased software	4,482,113	4,618,691
Federal Reserve and Federal Home Loan Bank stock	4,040,700	3,993,450
Foreclosed assets held for sale, net	9,400	82,397
Interest receivable	2,820,915	3,129,774
Goodwill	13,690,092	13,674,058
Core deposits and other intangibles	5,683,598	5,858,982
Cash value of life insurance	10,861,017	10,771,843
Other	7,323,829	6,559,886

Total assets	$548,885,554	$556,007,253

See notes to condensed consolidated financial statements (unaudited)
Note: The balance sheet at December 31, 2006 has been derived from the audited consolidated financial statements at that date.

Rurban Financial Corp.
Condensed Consolidated Balance Sheets (continued)
March 31, 2007 and December 31, 2006

	March 31,	December 31,
	2007	2006
	(Unaudited)
Liabilities and Stockholders’ Equity
Liabilities
Deposits
Demand	$43,759,627	$46,565,554
Savings, interest checking and money market	136,754,887	130,267,333
Time	232,078,426	237,722,558

Total deposits	412,592,940	414,555,445
Notes payable	2,515,911	2,589,207
Federal Home Loan Bank advances	17,500,000	21,000,000
Retail repurchase agreements	30,827,195	32,270,900
Trust preferred securities	20,620,000	20,620,000
Interest payable	2,233,625	2,224,413
Other liabilities	4,884,579	5,792,135

Total liabilities	491,174,250	499,052,100

Commitments and Contingent Liabilities

Stockholders’ Equity
Common stock, $2.50 stated value; authorized 10,000,000 shares; 5,027,433 shares outstanding	12,568,583	12,568,583
Additional paid-in capital	14,872,424	14,859,165
Retained earnings	30,808,105	30,407,298
Accumulated other comprehensive loss	(537,808)	(879,893)

Total stockholders’ equity	57,711,304	56,955,153

Total liabilities and stockholders’ equity	$548,885,554	$556,007,253

See notes to condensed consolidated financial statements (unaudited)
Note: The balance sheet at December 31, 2006 has been derived from the audited consolidated financial statements at that date.

Rurban Financial Corp.
Condensed Consolidated Statements of Income (Unaudited)
Three Months Ended

	March 31,	March 31,
	2007	2006
Interest Income
Loans
Taxable	$6,676,813	$5,554,154
Tax-exempt	17,293	12,235
Securities
Taxable	1,091,197	1,312,600
Tax-exempt	153,057	131,833
Other	78,468	36,267

Total interest income	8,016,828	7,047,089

Interest Expense
Deposits	3,333,730	2,121,214
Other borrowings	51,072	26,299
Retail repurchase agreements	343,849	124,277
Federal Home Loan Bank advances	249,587	482,821
Trust preferred securities	445,314	428,422

Total interest expense	4,423,552	3,183,033

Net Interest Income	3,593,276	3,864,056

Provision for Loan Losses	92,640	246,000

Net Interest Income After Provision for Loan Losses	3,500,636	3,618,056

Non-interest Income
Data service fees	4,834,136	3,241,134
Trust fees	826,382	815,451
Customer service fees	528,424	550,067
Net gains on loan sales	54,279	61,046
Loan servicing fees	108,706	86,694
Gain (loss) on sale of assets	35,967	(19,126)
Other	350,848	273,034

Total non-interest income	6,738,742	5,008,300

See notes to condensed consolidated financial statements (unaudited)

Rurban Financial Corp.
Condensed Consolidated Statements of Income (Unaudited) (continued)
Three Months Ended

	March 31,	March 31,
	2007	2006
Non-interest Expense
Salaries and employee benefits	$4,396,787	$3,857,734
Net occupancy expense	527,133	439,948
Equipment expense	1,605,873	1,375,828
Data processing fees	156,181	136,590
Professional fees	677,391	519,365
Marketing expense	155,685	126,448
Printing and office supplies	198,092	152,984
Telephone and communications	445,204	402,367
Postage and delivery expense	392,261	131,994
State, local and other taxes	199,741	133,858
Employee expense	255,069	249,388
Other	290,836	423,527

Total non-interest expense	9,300,253	7,950,031

Income Before Income Tax	939,125	676,325

Provision for Income Taxes	236,672	153,780

Net Income	$702,453	$522,545

Basic Earnings Per Share	$0.14	$0.10

Diluted Earnings Per Share	$0.14	$0.10

Dividends Declared Per Share	$0.06	$0.05

See notes to condensed consolidated financial statements (unaudited)

RURBAN FINANCIAL CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’
EQUITY (UNAUDITED)

	Three Months Ended
	March 31, 2007	March 31, 2006

Balance at beginning of period	$56,955,153	$54,450,648

Net Income	702,453	522,545

Other comprehensive income (loss):
Net change in unrealized gains (losses) on securities available for sale, net	342,085	(675,829)

Total comprehensive income (loss)	1,044,538	(153,284)

Cash dividend	(301,646)	(251,372)

Stock option expense	13,259	5,940

Balance at end of period	$57,711,304	$54,051,932

See notes to condensed consolidated financial statements (unaudited)

Rurban Financial Corp.
Condensed Consolidated Statements of Cash Flows (Unaudited)
Three Months Ended

	March 31, 2007	March 31, 2006
Operating Activities
Net income	$702,453	$522,545
Items not requiring (providing) cash
Depreciation and amortization	968,860	847,743
Provision for loan losses	92,640	246,000
Expense of stock option plan	13,259	5,940
Amortization of premiums and discounts on securities	25,649	74,956
Amortization of intangible assets	175,384	116,760
Deferred income taxes	(157,478)	(868,939)
FHLB Stock Dividends	(47,250)	(41,900)
Proceeds from sale of loans held for sale	4,808,032	3,489,321
Originations of loans held for sale	(4,474,350)	(3,244,275)
Gain from sale of loans	(54,279)	(61,046)
(Gain) loss on sale of foreclosed assets	(9,040)	6,452
(Gain) loss on sales of fixed assets	(26,927)	12,674
Changes in
Interest receivable	308,859	243,356
Other assets	(853,117)	(1,156,765)
Interest payable and other liabilities	(917,091)	(66,900)

Net cash provided by operating activities	555,604	125,922

Investing Activities
Purchases of available-for-sale securities	(5,722,790)	(9,659,256)
Proceeds from maturities of available-for-sale securities	11,529,117	2,577,430
Proceeds from sales of available-for-sale securities	—	15,562,738
Net change in loans	(3,326,187)	(11,439,615)
Purchase of premises and equipment and software	(1,502,472)	(2,137,041)
Proceeds from sales of premises and equipment	234,397	23,741
Proceeds from sale of foreclosed assets	175,016	44,115
Cash paid to shareholders of Exchange Bank acquisition	—	(6,453,084)
Cash paid for Diverse Computer Marketers, Inc. acquisition	(16,034)	—

Net cash provided by (used in) investing activities	1,371,047	(11,480,972)

See notes to condensed consolidated financial statements (unaudited)

Rurban Financial Corp.
Condensed Consolidated Statements of Cash Flows (Unaudited) (continued)
Three Months Ended

	March 31, 2007	March 31, 2006

Financing Activities
Net increase (decrease) in demand deposits, money market, interest checking and savings accounts	$3,681,627	$(1,787,363)
Net increase (decrease) in certificates of deposit	(5,644,131)	15,475,580

Net increase (decrease) in securities sold under agreements to repurchase	(1,443,705)	9,323,080
Net decrease in federal funds purchased	—	(4,600,000)
Proceeds from Federal Home Loan Bank advances	—	10,400,000
Repayment of Federal Home Loan Bank advances	(3,500,000)	(12,400,000)
Repayment of notes payable	(73,296)	(938,572)
Dividends paid	(301,646)	(251,372)

Net cash (used in) provided by financing activities	(7,281,151)	15,221,353

Increase (Decrease) in Cash and Cash Equivalents	(5,354,500)	3,866,303

Cash and Cash Equivalents, Beginning of Year	22,481,791	12,650,839

Cash and Cash Equivalents, End of Period	$17,127,291	$16,517,142

Supplemental Cash Flows Information

Interest paid	$4,414,340	$3,069,232

Transfer of loans to foreclosed assets	$28,244	$244,088
See notes to condensed consolidated financial statements (unaudited)

RURBAN FINANCIAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE A—BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements reflect all adjustments that are, in the opinion of management, necessary to fairly present the financial position, results of operations and cash flows of the Company. Those adjustments consist only of normal recurring adjustments. Results of operations for the three months ended March 31, 2007 are not necessarily indicative of results for the complete year.
The condensed consolidated balance sheet of the Company as of December 31, 2006 has been derived from the audited consolidated balance sheet of the Company as of that date.
For further information, refer to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
NOTE B—EARNINGS PER SHARE
Earnings per share (EPS) have been computed based on the weighted average number of shares outstanding during the periods presented. For the periods ended March 31, 2007 and 2006, stock options totaling 319,913 and 281,407 common shares, respectively, were not considered in computing EPS as they were anti-dilutive. The number of shares used in the computation of basic and diluted earnings per share was:

	Three Months Ended
	March 31,
	2007	2006
Basic earnings per share	5,027,433	5,027,433
Diluted earnings per share	5,027,613	5,028,183
NOTE C — LOANS, RISK ELEMENTS AND ALLOWANCE FOR LOAN LOSSES
Total loans on the balance sheet are comprised of the following classifications at:

	March, 31	December 31,
	2007	2006
Commercial	$71,791,498	$71,640,907
Commercial real estate	112,288,346	109,503,312
Agricultural	47,551,562	44,682,699
Residential real estate	90,009,697	94,389,118
Consumer	51,309,799	49,314,080
Lease financing	607,712	856,808

Total loans	373,558,614	370,386,924
Less

	March, 31	December 31,
	2007	2006
Net deferred loan fees, premiums and discounts	(264,800)	(285,115)

Loans, net of unearned income	$373,293,814	$370,101,809

Allowance for loan losses	$(3,768,814)	$(3,717,377)

The following is a summary of the activity in the allowance for loan losses account for the three months ended March 31, 2007 and 2006.

	Three Months Ended
	March 31,
	2007	2006
Balance, beginning of period	$3,717,377	$4,699,827
Provision charged to expense	92,640	246,000
Recoveries	54,044	143,301
Loans charged off	(95,247)	(740,587)

Balance, end of period	$3,768,814	$4,348,541

The following schedule summarizes nonaccrual, past due and impaired loans at:

	March 31,	December 31,
	2007	2006
Non-accrual loans	$4,103,000	$3,828,000

Accruing loans which are contractually past due 90 days or more as to interest or principal payments	—	—

Total non-performing loans	$4,103,000	$3,828,000

Individual loans determined to be impaired were as follows:

	March 31,	December 31,
	2007	2006
Loans with no allowance for loan losses allocated	$825,000	$608,000
Loans with allowance for loan losses allocated	1,565,000	1,514,000

Total impaired loans	$2,390,000	$2,122,000

Amount of allowance allocated	$170,000	$225,000

NOTE D — REGULATORY MATTERS
The Company and The State Bank and Trust Company (“State Bank”) are subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators. If undertaken, these actions could have a direct material adverse effect on the Company’s

\

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
Quantitative measures established by regulation to ensure capital adequacy require the Company and State Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined in the regulations), and of Tier I capital to average assets (as defined in the regulations). As of March 31, 2007 and December 31, 2006, the Company and State Bank exceeded all “well-capitalized” requirements to which they were subject.
As of December 31, 2006, the most recent notification to the regulators categorized State Bank as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, State Bank must maintain capital ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed State Bank’s categorization as well capitalized.
The Company’s consolidated, and State Bank’s actual, capital amounts (in millions) and ratios, as of March 31, 2007 and December 31, 2006, are also presented in the following table. On March 24, 2007, Exchange Bank was merged with and into the lead bank, State Bank.

					To Be Well Capitalized Under
			Minimum Required For		Prompt Corrective Action
	Actual		Capital Adequacy Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2007
Total Capital (to Risk-Weighted Assets)
Consolidated	$62.4	16.1%	$31.1	8.0%	$—	N/A
State Bank	47.3	12.6	30.2	8.0	37.7	10.0

Tier I Capital (to Risk-Weighted Assets)
Consolidated	58.1	14.9	15.6	4.0	—	N/A
State Bank	43.5	11.5	15.1	4.0	22.6	6.0

Tier I Capital (to Average Assets)
Consolidated	58.1	10.9	21.4	4.0	—	N/A
State Bank	43.5	8.3	20.9	4.0	26.1	5.0

As of December 31, 2006
Total Capital (to Risk-Weighted Assets)
Consolidated	$62.0	16.0%	$30.9	8.0%	$—	N/A
State Bank	38.9	12.2	25.4	8.0	31.8	10.0
Exchange Bank	7.8	13.2	4.8	8.0	6.0	10.0

Tier I Capital (to Risk-Weighted Assets)
Consolidated	57.6	14.9	15.5	4.0	—	N/A
State Bank	35.9	11.3	12.7	4.0	19.1	6.0
Exchange Bank	7.1	11.9	2.4	4.0	3.6	6.0

					To Be Well Capitalized Under
			Minimum Required For		Prompt Corrective Action
	Actual		Capital Adequacy Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier I Capital (to Average Assets)
Consolidated	57.6	10.5	22.0	4.0	—	N/A
State Bank	35.9	7.9	18.2	4.0	22.8	5.0
Exchange Bank	7.1	8.7	3.3	4.0	4.1	5.0
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
NOTE F — NEW ACCOUNTING PRONOUNCEMENTS
In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156, Accounting for Servicing of Financial Assets: an amendment of FASB Statement No. 140 (FAS 140 and FAS 156). FAS 140 establishes, among other things, the accounting for all separately recognized servicing assets and servicing liabilities. This Statement amends FAS 140 to require that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. This Statement permits, but does not require, the subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value. Under this Statement, an entity can elect subsequent fair value measurement to account for its separately recognized servicing assets and servicing liabilities. Adoption of this Statement is required as of the beginning of the first fiscal year that begins after September 15, 2006. The Company is currently measuring the effects of SFAS No. 156 and looks to adopt it in the first quarter of 2007. On January 1, 2007 the Company adopted SFAS No. 156. The adoption of SFAS No. 156 did not have a material impact on the financial position and results of operations of the Company.
The Company or one of its subsidiaries files income tax returns in the U.S. federal and Ohio jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local examinations by tax authorities for years before 2003.
The Company adopted the provisions of the Financial Accounting Standards Board (FASB) Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, on January 1, 2007. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As a result of the implementation of FIN 48, the Company did not become aware of any liability for uncertain tax positions that it believes should be recognized in the financial statements.
In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115 (SFAS No. 159). SFAS No. 159 permits us to choose to measure certain financial assets and liabilities at fair value that are not currently required to be measured at fair value (i.e. the Fair Value Option). Election of the Fair Value Option is made on an instrument-by-instrument basis and is irrevocable. At the adoption date, unrealized gains and losses on financial assets and liabilities for which the Fair Value Option has been elected would be reported as a cumulative adjustment to beginning retained earnings. If we elect the Fair Value Option for certain financial assets and liabilities, we will report unrealized gains and losses due to changes in their fair value in earnings at each subsequent reporting date. SFAS No. 159 is effective as of January 1, 2008. We are currently evaluating the potential impact of adopting SFAS No. 159 on our consolidated financial statements.
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (FAS 157). FAS 157 enhances existing guidance for measuring assets and liabilities using fair value. Prior to the issuance of FAS 157, guidance for applying fair value was incorporated in several accounting pronouncements. FAS 157 provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. FAS 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. Under FAS 157, fair value measurements are disclosed by level within that hierarchy. While FAS 157 does not add any new fair value measurements, it does change current practice. Changes to practice include: (1) a requirement for an entity to include its own credit standing in the measurement of its liabilities; (2) a modification of the transaction price presumption; (3) a prohibition on the use of block discounts when valuing large blocks of securities for broker-dealers and investment companies; and (4) a requirement to adjust the value of restricted stock for the effect of the restriction even if the restriction lapses within one year. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating the potential impact of adopting FAS 157 on our financial statements.
NOTE G — COMMITMENTS AND CREDIT RISK
As of March 31, 2007, loan commitments and unused lines of credit totaled $71,999,000, standby letters of credit totaled $403,000 and no commercial letters of credit were outstanding.
NOTE H — SEGMENT INFORMATION
The reportable segments are determined by the products and services offered, primarily distinguished between banking and data processing operations. On March 24, 2007, Exchange Bank and Reliance Financial Services were merged with and into the lead bank, State. Due to this merger, the segment reporting as of March 31, 2006 has been restated to reflect this merger.

NOTE H — SEGMENT INFORMATION (Continued)
As of and for the three months ended March 31, 2007

		Data		Total	Intersegment	Consolidated
Income statement information:	Banking	Processing	Other	Segments	Elimination	Totals

Net interest income (expense)	$4,131,429	$(93,658)	$(444,495)	$3,593,276		$3,593,276

Non-interest income — external customers	1,889,737	4,834,136	14,869	6,738,742		6,738,742

Non-interest income — other segments	526,124	415,225	313,046	1,254,395	(1,254,395)	—

Total revenue	6,547,290	5,155,703	(116,580)	11,586,413	(1,254,395)	10,332,018

Non-interest expense	5,710,203	4,108,766	735,679	10,554,648	(1,254,395)	9,300,253

Significant non-cash items:
Depreciation and amortization	239,567	699,637	29,656	968,860	—	968,860
Provision for loan losses	92,640	—	—	92,640	—	92,640

Income tax expense (benefit)	173,944	355,973	(293,245)	236,672	—	236,672

Segment profit (loss)	$570,503	$690,964	$(559,014)	$702,453	$—	$702,453

Balance sheet information:
Total assets	$530,459,372	$21,097,318	$8,460,028	$560,016,718	$(11,131,164)	$548,885,554

Goodwill and intangibles	12,040,233	7,333,457	—	19,373,690	—	19,373,690

Premises and equipment expenditures	730,435	772,037	—	1,502,472	—	1,502,472

NOTE H — SEGMENT INFORMATION (Continued)
As of and for the three months ended March 31, 2006

		Data		Total	Intersegment	Consolidated
Income statement information:	Banking	Processing	Other	Segments	Elimination	Totals

Net interest income (expense)	$4,341,794	$(45,927)	$(431,811)	$3,864,056		$3,864,056

Non-interest income — external customers	1,747,037	3,241,134	20,129	5,008,300		5,008,300

Non-interest income — other segments	26,241	442,168	292,740	761,149	(761,149)	—

Total revenue	6,115,072	3,637,375	(118,942)	9,633,505	(761,149)	8,872,356

Non-interest expense	5,281,812	2,807,194	622,174	8,711,180	(761,149)	7,950,031

Significant non-cash items:
Depreciation and amortization	241,260	594,519	11,964	847,743	—	847,743
Provision for loan losses	246,000	—	—	246,000	—	246,000

Income tax expense (benefit)	126,866	282,262	(255,348)	153,780	—	153,780

Segment profit (loss)	$460,394	$547,919	$(485,768)	$522,545	$—	$522,545

Balance sheet information:
Total assets	$527,869,961	$12,954,276	$8,236,679	$549,060,916	$(10,859,689)	$538,201,227

Goodwill and intangibles	12,430,920	—	—	12,430,920	—	12,430,920

Premises and equipment expenditures	320,856	1,811,257	4,928	2,137,041	—	2,137,041

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Statement Regarding Forward-Looking Information
Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that are provided to assist in the understanding of anticipated future financial performance. Forward-looking statements provide current expectations or forecasts of future events and are not guarantees of future performance. Examples of forward-looking statements include: (a) projections of income or expense, earnings per share, the payments or non-payments of dividends, capital structure and other financial items; (b) statements of plans and objectives of the Company or our management or Board of Directors, including those relating to products or services; (c) statements of future economic performance; and (d) statements of assumptions underlying such statements. Words such as “believes,” “anticipates,” “expects,” “intends,” “targeted,” and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying those statements. Forward-looking statements are based on management’s expectations and are subject to a number of risks and uncertainties. Although management believes that the expectations reflected in such forward-looking statements are reasonable, actual results may differ materially from those expressed or implied in such statements. Risks and uncertainties that could cause actual results to differ materially include, without limitation, changes in interest rates, changes in the competitive environment, and changes in banking regulations or other regulatory or legislative requirements affecting bank holding companies. Additional detailed information concerning a number of important factors which could cause actual results to differ materially from the forward-looking statements contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations is available in the Company’s filings with the Securities and Exchange Commission, under the Securities Exchange Act of 1934, including the disclosure under the heading “Item 1A. Risk Factors” of Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006. Undue reliance should not be placed on the forward-looking statements, which speak only as of the date hereof. Except as may be required by law, the Company undertakes no obligation to update any forward-looking statement to reflect unanticipated events or circumstances after the date on which the statement is made.
Overview of Rurban
Rurban is a bank holding company registered with the Federal Reserve Board. Rurban’s wholly-owned subsidiary, The State Bank and Trust Company (“State Bank”), is engaged in commercial banking. Rurban’s subsidiary, Rurbanc Data Services, Inc. (“RDSI”), provides computerized data processing services to community banks and businesses. On March 24, 2007, The Exchange Bank and Reliance Financial Services, N.A. (“Reliance”) were merged with and into the lead bank, State Bank. Reliance trust and investment operations are now conducted through a division of State Bank doing business under the name Reliance Financial Services.
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
Critical Accounting Policies
Note 1 to the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 describes the significant accounting policies used in the development and presentation of the Company’s financial statements. The accounting and reporting policies of the Company are in accordance with accounting principles generally accepted in the United States and conform to general practices within the banking industry. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. The Company’s financial position and results of operations can be affected by these estimates and assumptions and are integral to the understanding of reported results. Critical accounting policies are those policies that management believes are the most important to the portrayal of the Company’s financial condition and results, and they require management to make estimates that are difficult, subjective, or complex.
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
Impact of Accounting Changes
None
Three Months Ended March 31, 2007 compared to Three Months Ended March 31, 2006
Net Income: Net income for the first quarter of 2007 was $702,000, or $0.14 per diluted share, compared to $523,000, or $0.10 per diluted share, for the first quarter of 2006. This quarterly increase in net income was driven by a $1.7 million increase in non-interest income and a $153,000 decrease in provision expense offset by a reduction of $271,000 in net interest income along with a $1.4 million increase in non-interest expense.
Net Interest Income: Net interest income was $3.6 million, down $271,000 or 7.0 percent, from the 2006 first quarter. Average earning assets increased $10.0 million or 2.1 percent over the 12-month period, all of which is organic growth. Loan growth over the past twelve months was approximately $36 million, or 10.5 percent, reaching $373.3 million at March 31, 2007; this growth was entirely organic. Nearly 62 percent of State Bank’s loan portfolio is commercial, and virtually all of the Bank’s growth was derived from this sector. Loan growth during the first quarter slowed, both from competitive factors and from the priority given to merger activities this past quarter. As of March 31, 2007, loans were $3.2 million higher than year-end, with commercial loan growth leading the way. Year-over-year, the net interest margin decreased 33 basis points from 3.37% for the first quarter 2006 to 3.04% for the first quarter 2007. The 3.04% represents a 12 basis point increase from the linked quarter of 2.92%. This increase is a result of the balance sheet restructuring that the Company completed at the end of 2006.
Provision for Loan Losses: The provision for loan losses was $93,000 in the first quarter of 2007 compared to a $246,000 provision for the first quarter of 2006. The continued low provision was due in part to the Company’s very low loss experience in the 2007-first quarter, which reflected net charge-offs of $41,000 compared to $597,000 net charge-offs in the 2006-first quarter. For the first quarter ended March 31, 2007, net charge-offs as a percentage of average loans was 0.04% annualized. Asset quality continues to improve. At quarter end, consolidated non-performing assets, including those of RFCBC (the loan workout subsidiary), were $4.1 million or 0.75% of total assets compared with $8.8 million or 1.64% of total assets for the prior year first quarter.

	March 31,	December 31,	March 31,
($ in Thousands)	2007	2006	2006
Non-performing Assets	$4,112	$3,910	$8,833
Allowance for loan losses / Total loans	1.01%	1.00%	1.29%
Allowance for loan losses/Non-performing loans	91.9%	97.1%	72.1%
Non-interest Income: Non-interest income was $6.7 million for the first quarter of 2007 compared with $5.0 million for the prior-year first quarter, an increase of $1.7 million or 34.6 percent. The increase was primarily driven by data processing fees as they increased $1.6 million. DCM, which was acquired by RDSI in September of 2006, provided $1.1 million of this increase. Rurban’s data processing subsidiary, accounts for approximately $4.8 million or 71.7 percent of non-interest income and 92.1 percent of the growth. Excluding the $1.1 million in DCM revenue, non-interest income increased $600,000 or 12.0% and was driven by organic growth within RDSI.
Non-interest Expense: Non-interest expense was $9.3 million for the first quarter of 2007, up $1.4 million or 17.0 percent from the year-earlier quarter. Included in the first quarter 2007 operating results are $1.0 million of DCM operating expense. The acquisition of DCM took place in September 2006, so there were no corresponding DCM expenses in the first quarter, 2006. First quarter 2007 expenses also included $95,000 of one-time merger-related expense resulting from the internal merger of Exchange Bank into the State Bank. Excluding the DCM operating expense and one-time merger-related expenses, non-interest expense increased $255,000 or 3.2% to $8.2 million for the first quarter of 2007 most of which was expense increases at RDSI.
Changes in Financial Condition
March 31, 2007 vs. December 31, 2006

At March 31, 2007, total assets were $548.9 million, representing a decrease of $7.1 million or 1.3% from December 31, 2006. The decrease was primarily attributable to a decrease of $5.3 million or 5.2% in available-for-sale securities and a $5.4 million or 23.8% decrease in cash and cash equivalents. Total loans increased $3.2 million or 1.0% during the three month period. The decrease in securities was due to several securities being called or matured.
Year over year, average assets increased $20 million, or 3.8%. Loan growth over the past twelve months was approximately $36 million, or 10.5 percent, reaching $373.3 million at March 31, 2007; this growth was entirely organic. Virtually all of the growth in the Bank’s loan portfolio over this period was derived from the commercial sector. Loan growth during the first quarter slowed, both from competitive factors and from the priority given to merger activities this past quarter. As of March 31, 2007, loans were $3.2 million higher than year-end, with commercial loan growth leading the way.
At March 31, 2007, liabilities totaled $491.2 million, a decrease of $7.9 million since December 31, 2006. Of this decrease, significant changes included total deposits, which decreased $2.0 million (0.5%); Federal Home Loan Bank Advances, which decreased $3.5 million (16.7%); repurchase agreements, which decreased $1.4 million (4.5%); and other liabilities, which decreased $907,000 (15.7%). Of the $2.0 million decrease in total deposits, time deposits decreased $5.6 million and demand deposits decreased $2.8 million during the period, while savings, interest checking and money market deposits increased $6.5 million. The decrease in time deposits was due to excess liquidity which allowed management to run off higher cost municipal deposits.
From December 31, 2006 to March 31, 2007, total shareholders’ equity increased $756,000 or 1.3% to $57.7 million. Of this increase, retained earnings increased $401,000 which is the result of $702,000 in net income less $302,000 in cash dividends to shareholders. Also, accumulated other comprehensive loss decreased $342,000 as the result of an increase in market value of the available-for-sale securities portfolio, and additional paid in-capital increased $13,000 as the result of stock option expense incurred during the quarter.
Capital Resources
At March 31, 2007, actual capital levels (in millions) and minimum required levels were as follows:

					Minimum Required
			Minimum Required		To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)
Consolidated	$62.4	16.1%	$31.1	8.0%	$—	N/A
State Bank	47.3	12.6	30.2	8.0	37.7	10.0
Both the Company and State Bank were categorized as well capitalized at March 31, 2007.

LIQUIDITY
Liquidity relates primarily to the Company’s ability to fund loan demand, meet deposit customers’ withdrawal requirements and provide for operating expenses. Assets used to satisfy these needs consist of cash and due from banks, federal funds sold, interest earning deposits in other financial institutions, securities available-for sale and loans held for sale. These assets are commonly referred to as liquid assets. Liquid assets were $114.5 million at March 31, 2007 compared to $125.5 million at December 31, 2006.
The Company’s residential first mortgage portfolio of $90.0 million at March 31, 2007 and $94.4 million at December 31, 2006, which can and has been used to collateralize borrowings, is an additional source of liquidity. Management believes its current liquidity level is sufficient to meet its liquidity needs. At March 31, 2007, all eligible mortgage loans were pledged under a Federal Home Loan Bank (“FHLB”) blanket lien.
The cash flow statements for the periods presented provide an indication of the Company’s sources and uses of cash as well as an indication of the ability of the Company to maintain an adequate level of liquidity. A discussion of the cash flow statements for the three months ended March 31, 2007 and 2006 follows.
The Company experienced positive cash flows from operating activities for the three months ended March 31, 2007 and 2006. Net cash provided from operating activities was $556,000 and $126,000, respectively, for the three months ended March 31, 2007 and 2006.
Net cash flow from investing activities was $1.4 million and $(11.5) million for the three months ended March 31, 2007 and 2006, respectively. The changes in net cash from investing activities at March 31, 2007 included loan growth of $3.3 million, available-for-sale securities purchases totaling $5.7 million and $1.5 million in purchases of premises equipment and software. These cash payments were offset by $11.5 million in proceeds from maturities of available-for-sale securities. The changes in net cash from investing activities at March 31, 2006 included loan growth of $11.4 million and the payment to the shareholders of Exchange Bancshares, Inc., which merged with the Company effective December 31, 2005 of $6.5 million partially offset by a decrease in securities of $8.5 million.
Net cash flow from financing activities was $(7.3) million and $15.2 million for the three month periods ended March 31, 2007 and 2006, respectively. The 2007 financing activities included a $3.7 million increase in demand deposits, money market, interest checking and savings accounts, which was more than offset by a $5.6 million decrease in certificates of deposit, a $3.5 million repayment of FHLB advances and a $1.4 million decrease in repurchase agreements. The net cash provided by financing activities at March 31, 2006 was primarily due to an increase in total deposits of $13.7 million.
Off-Balance-Sheet Borrowing Arrangements:
Significant additional off-balance-sheet liquidity is available in the form of FHLB advances, unused federal funds lines from correspondent banks, and the national certificate of deposit market.

Approximately $76.4 million of the Company’s $90.0 million residential first mortgage loan portfolio qualifies to collateralize FHLB borrowings and was pledged to meet FHLB collateralization requirements as of March 31, 2007. Based on the current collateralization requirements of the FHLB, approximately $22.1 million of additional borrowing capacity existed at March 31, 2007.
As of March 31, 2007, the Company had unused federal funds lines totaling $20.9 million from four correspondent banks. At December 31, 2006, the Company had $21.8 million in federal fund lines. There were no Federal funds borrowed at March 31, 2007 and December 31, 2006.
The Company’s contractual obligations as of March 31, 2007 consisted of long-term debt obligations, other debt obligations, operating lease obligations and other long-term liabilities. Long-term debt obligations were comprised of FHLB advances of $17.5 million. Other debt obligations were comprised of Trust Preferred Securities of $20.6 million. The operating lease obligation is a lease on the State Bank operations building of $99,600 per year, the RDSI-North building of $162,000 per year, the new Northtowne branch of State Bank of $60,000 per year and the DCM Lansing and Indiana facilities which total $108,000 and $60,000, respectively, per year. Other long-term liabilities were comprised of time deposits of $232.1 million.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
The following table provides information about the Company’s financial instruments used for purposes other than trading that are sensitive to changes in interest rates as of March 31, 2007. It does not present when these items may actually reprice. For loans receivable, securities, and liabilities with contractual maturities, the table presents principal cash flows and related weighted-average interest rates by contractual maturities as well as the Company’s historical experience of the impact of interest rate fluctuations on the prepayment of loans and mortgage backed securities. For core deposits (demand deposits, interest-bearing checking, savings, and money market deposits) that have no contractual maturity, the table presents principal cash flows and, as applicable, related weighted-average interest rates based upon the Company’s historical experience, management’s judgment and statistical analysis, as applicable, concerning their most likely withdrawal behaviors. The current interest rates for core deposits have been assumed to apply for future periods in this table as the actual interest rates that will need to be paid to maintain these deposits are not currently known. Weighted average variable rates are based upon contractual rates existing at the reporting date.

Principal/Notional Amount Maturing or Assumed to Withdraw In:
(Dollars in Thousands)

Comparison of 2007 to 2006:	First	Years
Total rate-sensitive assets:	Year	2 – 5	Thereafter	Total
At March 31, 2007	$181,757	$183,792	$115,695	$481,244
At December 31, 2006	195,015	170,804	120,379	486,198

Increase (decrease)	$(13,258)	$12,988	$(4,684)	$(4,954)

Total rate-sensitive liabilities:
At March 31, 2007	$223,063	$239,601	$21,393	$484,057
At December 31, 2006	232,446	237,240	21,349	491,035

Increase (decrease)	$(9,383)	$2,361	$44	$(6,978)
The above table reflects expected maturities, not expected repricing. The contractual maturities adjusted for anticipated prepayments and anticipated renewals at current interest rates, as shown in the preceding table, are only part of the Company’s interest rate risk profile. Other important factors include the ratio of rate-sensitive assets to rate-sensitive liabilities (which takes into consideration loan repricing frequency, but not when deposits may be repriced) and the general level and direction of market interest rates. For core deposits, the repricing frequency is assumed to be longer than when such deposits actually reprice. For some rate sensitive liabilities, their repricing frequency is the same as their contractual maturity. For variable rate loans receivable, repricing frequency can be daily or monthly. For adjustable rate loans receivable, repricing can be as frequent as annually for loans whose contractual maturities range from one to thirty years. While increasingly aggressive local market competition in lending rates has pushed loan rates lower, the Company’s increased reliance on non-core funding sources has restricted the Company’s ability to reduce funding rates in concert with declines in lending rates.
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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended March 31, 2007, that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 1A. Risk Factors
An investment in our common shares involves certain risks, including those identified and described in “Item 1A. Risk Factors” of Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, as well as in the Cautionary Statements Regarding Forward-Looking Information contained on page 18 of this Form 10-Q. These risk factors could materially affect the Company’s business, financial condition or future results. There have been no material change in the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
a.	Not applicable

b.	Not applicable

c.	The following table provides information regarding repurchases of the Company’s common shares during the three months ended March 31, 2007:

				Maximum Number
				(or Approximate
			Total Number of	Dollar Value) of
			Shares Purchased	Shares that May Yet
			as Part of Publicly	Be Purchased Under
	Total Number of	Average Price	Announced Plans or	the Plans or
Period	Shares Purchased (1)	Paid per Share	Programs	Programs
January 1 through January 31, 2007	643	$10.77	—	—
February 1 through February 28, 2007	5,866	$9.25	—	—
March 1 through March 31, 2007	3,547	$11.57	—	—

(1)	All of the repurchased shares were purchased in the open market by Reliance Financial Services, N.A., an indirect subsidiary of the Company, in its capacity as the administrator of the Company’s Employee Stock Ownership and Savings Plan.
Item 3. Defaults Upon Senior Securities
     Not applicable
Item 4. Submission of Matters to a Vote of Security Holders
I. Annual Meeting of Shareholders — April 19, 2007
a.	On April 19, 2007, Rurban Financial Corp. held its Annual Meeting of Shareholders. At the close of business on the February 21, 2007 record date, 5,027,433 Rurban Financial Corp.

common shares of the Company were outstanding and 5,027,038 and entitled to vote (395 fractional shares from the dividend reinvestment plan are not entitled to vote). At the Annual Meeting, 3,643,690, or 72.5% of the outstanding common shares entitled to vote at the Annual Meeting were represented by proxy or in person.

b.	Directors elected at the Annual Meeting for a three year term:

Thomas M. Callan Richard L. Hardgrove Steven D. VanDemark

Directors whose term of office continued after the Annual Meeting:

Thomas A. Buis John R. Compo John Fahl Robert A. Fawcett, Jr. Kenneth A. Joyce Rita A. Kissner Thomas L. Sauer J. Michael Walz

c.	Results of Matters voted upon at the Annual Meeting: Election of Directors:

Nominee	Votes For	Votes Withheld
Thomas M. Callan	3,485,734	157,956
Richard L. Hardgrove	3,488,762	154,928
Steven D. VanDemark	3,411,043	232,647
d.	Not applicable
Item 5. Other Information
     Not applicable
Item 6. Exhibits
     Exhibits
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

RURBAN FINANCIAL CORP.
Date: May 10, 2007	By	/s/ Kenneth A. Joyce
Kenneth A. Joyce
President & Chief Executive Officer

By	/s/ Duane L. Sinn
Duane L. Sinn
Executive Vice President & Chief Financial Officer