Form 10-Q
period 2007-06-30
RURBAN FINANCIAL CORP
filed 2007-08-13
CIK 767405

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
OR

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
Yes  ☒          No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. Large Accelerate Filer ☐ Accelerated Filer ☐ Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Shares, without par value	4,999,433 shares
(class)	(Outstanding at August 13, 2007)

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

Signatures

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The interim condensed consolidated financial statements of Rurban Financial Corp. (“Rurban” or the “Company”) are unaudited; however, the information contained herein reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of financial condition and results of operations for the interim periods presented. All adjustments reflected in these financial statements are of a normal recurring nature in accordance with Rule 10-01 of Regulation S-X. Results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of results for the complete year.

Rurban Financial Corp.

Condensed Consolidated Balance Sheets
June 30, 2007 and December 31, 2006

	(Unaudited)
	June 30,	December 31,
	2007	2006
Assets
Cash and due from banks	$12,120,732	$13,381,791
Federal funds sold	—	9,100,000
Cash and cash equivalents	12,120,732	22,481,791
Interest-bearing deposits	—	150,000
Available-for-sale securities	93,376,749	102,462,075
Loans held for sale	389,900	390,100
Loans, net of unearned income	381,661,661	370,101,809
Allowance for loan losses	(3,824,445)	(3,717,377)
Premises and equipment	15,710,869	15,449,774
Purchased software	4,639,198	4,618,691
Federal Reserve and Federal Home Loan Bank stock	4,040,700	3,993,450
Foreclosed assets held for sale, net	83,891	82,397
Interest receivable	2,971,082	3,129,774
Goodwill	13,690,092	13,674,058
Core deposits and other intangibles	5,503,122	5,858,982
Cash value of life insurance	10,953,313	10,771,843
Other	6,883,346	6,559,886
Total assets	$548,200,210	$556,007,253

See notes to condensed consolidated financial statements (unaudited)

Note: The balance sheet at December 31, 2006 has been derived from the audited consolidated financial statements at that date.

Rurban Financial Corp.

Condensed Consolidated Balance Sheets
June 30, 2007 and December 31, 2006

	(Unaudited)
	June 30,	December 31,
	2007	2006
Liabilities and Stockholders’ Equity
Liabilities
Deposits
Demand	$41,255,495	$46,565,554
Savings, interest checking and money market	140,774,725	130,267,333
Time	225,554,636	237,722,558
Total deposits	407,584,856	414,555,445
Notes payable	1,126,860	2,589,207
Federal Home Loan Bank advances	21,000,000	21,000,000
Federal Funds Purchased	1,000,000	—
Retail repurchase agreements	33,116,993	32,270,900
Trust preferred securities	20,620,000	20,620,000
Interest payable	2,121,446	2,224,413
Other liabilities	4,280,560	5,792,135
Total liabilities	490,850,715	499,052,100
Commitments and Contingent Liabilities

Stockholders’ Equity
Common stock, $2.50 stated value; authorized 10,000,000 shares; issued 5,027,433 shares; outstanding June 2007 - 5,015,433 shares, December 2006 - 5,027,433 shares	12,568,583	12,568,583
Additional paid-in capital	14,882,083	14,859,165
Retained earnings	31,291,504	30,407,298
Accumulated other comprehensive loss	(1,243,475)	(879,893)
Treasury Stock, at cost
Common; June 2007 - 12,000 shares, December 2006 - 0 shares	(149,200)	—
Total stockholders’ equity	57,349,495	56,955,153
Total liabilities and stockholders’ equity	$548,200,210	$556,007,253

See notes to condensed consolidated financial statements (unaudited)

Note: The balance sheet at December 31, 2006 has been derived from the audited consolidated financial statements at that date.

Rurban Financial Corp.

Condensed Consolidated Statements of Income (Unaudited)
Three Months Ended

	June 30, 2007	June 30, 2006
Interest Income
Loans
Taxable	$6,976,506	$6,043,057
Tax-exempt	17,250	15,157
Securities
Taxable	1,044,300	1,333,858
Tax-exempt	160,845	136,570
Other	35,138	14,046
Total interest income	8,234,039	7,542,688
Interest Expense
Deposits	3,381,667	2,556,180
Other borrowings	57,546	26,148
Retail repurchase agreements	351,833	159,276
Federal Home Loan Bank advances	242,658	533,845
Trust preferred securities	450,197	436,776
Total interest expense	4,483,901	3,712,225

Net Interest Income	3,750,138	3,830,463

Provision for Loan Losses	145,594	56,321

Net Interest Income After Provision for Loan Losses	3,604,544	3,774,142

Non-interest Income
Data service fees	4,629,258	3,286,586
Trust fees	865,880	792,227
Customer service fees	533,209	542,687
Net gains on loan sales	174,168	71,664
Loan servicing fees	89,432	117,785
Net realized gain on sale of available-for-sale securities	367	—
Gain (loss) on sale of assets	14,010	78,558
Other	201,376	378,745
Total non-interest income	6,507,700	5,268,252

See notes to condensed consolidated financial statements (unaudited)

Rurban Financial Corp.

Condensed Consolidated Statements of Income (Unaudited)
Three Months Ended

	June 30, 2007	June 30, 2006
Non-interest Expense
Salaries and employee benefits	$4,185,324	$3,795,252
Net occupancy expense	505,925	425,918
Equipment expense	1,676,676	1,347,634
Data processing fees	114,243	119,368
Professional fees	501,015	524,902
Marketing expense	187,098	242,498
Printing and office supplies	181,362	173,361
Telephone and communications	437,690	407,648
Postage and delivery expense	384,091	122,267
State, local and other taxes	165,175	190,436
Employee expense	280,078	260,523
Other	446,693	470,068
Total non-interest expense	9,065,370	8,079,875

Income Before Income Tax	1,046,874	962,519

Provision for Income Taxes	261,829	248,996

Net Income	$785,045	$713,523

Basic Earnings Per Share	$0.16	$0.14

Diluted Earnings Per Share	$0.16	$0.14

Dividends Declared Per Share	$0.06	$0.05

See notes to condensed consolidated financial statements (unaudited)

Rurban Financial Corp.

Condensed Consolidated Statements of Income (Unaudited)
Six Months Ended

	June 30, 2007	June 30, 2006
Interest Income
Loans
Taxable	$13,653,319	$11,597,211
Tax-exempt	34,543	27,392
Securities
Taxable	2,135,497	2,646,459
Tax-exempt	313,902	268,403
Other	113,606	50,312
Total interest income	16,250,867	14,589,777
Interest Expense
Deposits	6,715,397	4,677,394
Other borrowings	108,618	52,447
Retail repurchase agreements	695,682	283,553
Federal Home Loan Bank advances	492,245	1,016,666
Trust preferred securities	895,511	865,198
Total interest expense	8,907,453	6,895,258

Net Interest Income	7,343,414	7,694,519

Provision for Loan Losses	238,234	302,321

Net Interest Income After Provision for Loan Losses	7,105,180	7,392,198

Non-interest Income
Data service fees	9,463,394	6,527,720
Trust fees	1,692,262	1,607,678
Customer service fees	1,061,633	1,092,754
Net gains on loan sales	228,447	132,710
Net realized gains on sales of available-for-sale	367	—
Loan servicing fees	198,138	204,479
Gain (loss) on sale of assets	49,977	59,432
Other	552,224	651,778
Total non-interest income	13,246,442	10,276,551

See notes to condensed consolidated financial statements (unaudited)

Rurban Financial Corp.

Condensed Consolidated Statements of Income (Unaudited)
Six Months Ended

	June 30, 2007	June 30, 2006
Non-interest Expense
Salaries and employee benefits	$8,582,111	$7,652,985
Net occupancy expense	1,033,058	865,867
Equipment expense	3,282,549	2,723,461
Data processing fees	270,424	255,958
Professional fees	1,178,406	1,044,267
Marketing expense	342,783	368,946
Printing and office supplies	379,454	326,345
Telephone and communications	882,894	810,015
Postage and delivery expense	776,352	254,260
State, local and other taxes	364,916	324,293
Employee expense	535,147	509,912
Other	737,529	893,597
Total non-interest expense	18,365,623	16,029,906

Income Before Income Tax	1,985,999	1,638,843

Provision for Income Taxes	498,501	402,775

Net Income	$1,487,498	$1,236,068

Basic Earnings Per Share	$0.30	$0.25

Diluted Earnings Per Share	$0.30	$0.25

Dividends Declared Per Share	$0.12	$0.10

See notes to condensed consolidated financial statements (unaudited)

RURBAN FINANCIAL CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’
EQUITY (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006

Balance at beginning of period	$57,711,304	$54,051,932	$56,955,153	$54,450,648

Net Income	785,045	713,523	1,487,498	1,236,068

Other comprehensive income (loss):
Net change in unrealized gains (losses)
On securities available for sale, net	(705,666)	(493,897)	(363,584)	(1,169,727)
Total comprehensive income (loss)	79,379	219,626	1,123,914	66,341

Cash dividend	(301,647)	(251,372)	(603,290)	(502,741)

Purchase of treasury shares	(149,200)	—	(149,200)	—

Stock option expense	9,659	5,940	22,918	11,878

Balance at end of period	$57,349,495	$54,026,126	$57,349,495	$54,026,126

See notes to condensed consolidated financial statements (unaudited)

Rurban Financial Corp.

Condensed Consolidated Statements of Cash Flows (Unaudited)
Six Months Ended

	June 30, 2007	June 30, 2006
Operating Activities
Net income	$1,487,498	$1,236,068
Items not requiring (providing) cash
Depreciation and amortization	1,962,303	1,717,743
Provision for loan losses	238,234	302,321
Expense of stock option plan	22,918	11,878
Amortization of premiums and discounts on securities	18,329	125,158
Amortization of intangible assets	355,860	233,520
Deferred income taxes	1,105,680	(613,792)
FHLB Stock Dividends	(47,250)	(84,900)
Proceeds from sale of loans held for sale	8,184,841	6,864,003
Originations of loans held for sale	(7,956,195)	(6,507,295)
Gain from sale of loans	(228,447)	(132,710)
(Gain) loss on sale of foreclosed assets	(7,666)	(66,454)
(Gain) loss on sales of fixed assets	(42,311)	7,022
Changes in
Interest receivable	158,692	(57,928)
Other assets	(504,930)	(560,973)
Interest payable and other liabilities	(2,532,923)	(865,297)
Net cash provided by operating activities	2,214,633	1,608,364
Investing Activities
Purchases of available-for-sale securities	(15,399,580)	(12,727,731)
Proceeds from maturities of available-for-sale securities	23,507,087	5,008,771
Proceeds from sales of available-for-sale securities	408,608	15,562,738
Net change in interest bearing deposits	150,000	—
Net change in loans	(11,828,901)	(33,623,712)
Purchase of premises and equipment and software	(2,453,476)	(2,702,597)
Proceeds from sales of premises and equipment	251,882	23,741
Proceeds from sale of foreclosed assets	144,055	2,581,996
Cash paid to shareholders of Exchange Bank acquisition	—	(6,453,084)
Cash paid for Diverse Computer Marketers, Inc. acquisition	(16,034)	—
Net cash provided by (used in) investing activities	(5,236,359)	(32,329,878)

See notes to condensed consolidated financial statements (unaudited)

Rurban Financial Corp.

Condensed Consolidated Statements of Cash Flows (Unaudited) (continued)
Six Months Ended

	June 30, 2007	June 30, 2006
Financing Activities
Net increase (decrease) in demand deposits, money market, interest checking and savings accounts	$5,197,333	$(5,905,987)
Net increase (decrease) in certificates of deposit	(12,167,922)	22,024,044
Net increase (decrease) in securities sold under agreements to repurchase	846,093	11,360,656
Net decrease in federal funds purchased	1,000,000	(4,600,000)
Proceeds from Federal Home Loan Bank advances	3,500,000	23,900,000
Repayment of Federal Home Loan Bank advances	(3,500,000)	(15,900,000)
Repayment of notes payable	(1,462,347)	(938,572)
Purchase of treasury stock	(149,200)	—
Dividends paid	(603,290)	(502,741)
Net cash (used in) provided by financing activities	(7,339,333)	29,437,400

Increase (Decrease) in Cash and Cash Equivalents	(10,361,059)	(1,284,114)

Cash and Cash Equivalents, Beginning of Year	22,481,791	12,650,839

Cash and Cash Equivalents, End of Period	$12,120,732	$11,366,725
Supplemental Cash Flows Information

Interest paid	$9,010,420	$6,563,571

Transfer of loans to foreclosed assets	$137,883	$336,833

See notes to condensed consolidated financial statements (unaudited)

RURBAN FINANCIAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A—BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements reflect all adjustments that are, in the opinion of management, necessary to fairly present the financial position, results of operations and cash flows of the Company. Those adjustments consist only of normal recurring adjustments. Results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of results for the complete year.

The condensed consolidated balance sheet of the Company as of December 31, 2006 has been derived from the audited consolidated balance sheet of the Company as of that date.

For further information, refer to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

NOTE B—EARNINGS PER SHARE

Earnings per share (EPS) have been computed based on the weighted average number of shares outstanding during the periods presented. For the periods ended June 30, 2007 and 2006, stock options totaling 247,852 and 280,907 common shares, respectively, were not considered in computing EPS as they were anti-dilutive. The number of shares used in the computation of basic and diluted earnings per share were:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2007	2006	2007	2006
Basic earnings per share	5,025,100	5,027,433	5,026,260	5,027,433
Diluted earnings per share	5,030,441	5,028,397	5,026,893	5,029,338

NOTE C - LOANS, RISK ELEMENTS AND ALLOWANCE FOR LOAN LOSSES

Total loans on the balance sheet are comprised of the following classifications at:

	June 30,	December 31,
	2007	2006

Commercial	$77,064,200	$71,640,907
Commercial real estate	119,174,980	109,503,312
Agricultural	46,173,520	44,682,699
Residential real estate	87,991,361	94,389,118
Consumer	51,028,736	49,314,080
Lease financing	503,126	856,808
Total loans	381,935,923	370,386,924
Less
Net deferred loan fees, premiums and discounts	(274,262)	(285,115)

Loans, net of unearned income	$381,661,661	$370,101,809

Allowance for loan losses	$(3,824,445)	$(3,717,377)

The following is a summary of the activity in the allowance for loan losses account for the three and six months ended June 30, 2007 and 2006.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Balance, beginning of period	$3,768,814	$4,348,541	$3,717,377	$4,699,827
Provision charged to expense	145,594	56,321	238,234	302,321
Recoveries	46,448	154,342	100,491	297,643
Loans charged off	(136,411)	(121,065)	(231,657)	(861,652)
Balance, end of period	$3,824,445	$4,438,139	$3,824,445	$4,438,139

The following schedule summarizes nonaccrual, past due and impaired loans at:

	June 30,	December 31,
	2007	2006
Non-accrual loans	$5,913,000	$3,828,000

Accruing loans which are contractually past due 90 days or more as to interest or principal payments	—	—
Total non-performing loans	$5,913,000	$3,828,000

Individual loans determined to be impaired were as follows:

	June 30,	December 31,
	2007	2006

Loans with no allowance for loan losses allocated	$1,058,000	$608,000
Loans with allowance for loan losses allocated	1,470,000	1,514,000
Total impaired loans	$2,528,000	$2,122,000

Amount of allowance allocated	$151,000	$225,000

NOTE D - REGULATORY MATTERS

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and State Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined in the regulations), and of Tier I capital to average assets (as defined in the regulations).  As of June 30, 2007 and December 31, 2006, the Company and State Bank exceeded all “well-capitalized” requirements to which they were subject.

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

The Company’s consolidated, and State Bank’s actual, capital amounts (in millions) and ratios, as of June 30, 2007 and December 31, 2006, are also presented in the following table. On March 24, 2007, Exchange Bank was merged with and into the lead bank, State Bank.

	Actual		Minimum Required For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2007
Total Capital (to Risk-Weighted Assets)
Consolidated	$63.2	15.9%	$31.7	8.0%	$—	N/A
State Bank	48.1	12.5	30.7	8.0	38.4	10.0

Tier I Capital (to Risk-Weighted Assets)
Consolidated	58.9	14.9	15.9	4.0	—	N/A
State Bank	44.3	11.5	15.3	4.0	23.0	6.0

Tier I Capital (to Average Assets)
Consolidated	58.9	10.7	22.0	4.0	—	N/A
State Bank	44.3	8.4	21.2	4.0	26.4	5.0
As of December 31, 2006
Total Capital (to Risk-Weighted Assets)
Consolidated	$62.0	16.0%	$30.9	8.0%	$—	N/A
State Bank	38.9	12.2	25.4	8.0	31.8	10.0
Exchange Bank	7.8	13.2	4.8	8.0	6.0	10.0

Tier I Capital (to Risk-Weighted Assets)
Consolidated	57.6	14.9	15.5	4.0	—	N/A
State Bank	35.9	11.3	12.7	4.0	19.1	6.0
Exchange Bank	7.1	11.9	2.4	4.0	3.6	6.0

Tier I Capital (to Average Assets)
Consolidated	57.6	10.5	22.0	4.0	—	N/A
State Bank	35.9	7.9	18.2	4.0	22.8	5.0
Exchange Bank	7.1	8.7	3.3	4.0	4.1	5.0

NOTE E - CONTINGENT LIABILITIES

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

NOTE F - NEW ACCOUNTING PRONOUNCEMENTS

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

The Company adopted the provisions of the Financial Accounting Standards Board (FASB) Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109, on January 1, 2007. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As a result of the implementation of FIN 48, the Company did not become aware of any liability for uncertain tax positions that it believes should be recognized in the financial statements.

The Company or one of its subsidiaries files income tax returns in the U.S. federal and multiple-state jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local examinations by tax authorities for years before 2003.

In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment of FASB Statement No. 115 (SFAS No. 159). SFAS No. 159 permits us to choose to measure certain financial assets and liabilities at fair value that are not currently required to be measured at fair value (i.e. the Fair Value Option). Election of the Fair Value Option is made on an instrument-by-instrument basis and is irrevocable. At the adoption date, unrealized gains and losses on financial assets and liabilities for which the Fair Value Option has been elected would be reported as a cumulative adjustment to beginning retained earnings. If we elect the Fair Value Option for certain financial assets and liabilities, we will report unrealized gains and losses due to changes in their fair value in earnings at each subsequent reporting date. SFAS No. 159 is effective as of January 1, 2008. We are currently evaluating the potential impact of adopting SFAS No. 159 on our consolidated financial statements.

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

In September 2006, the FASB ratified a consensus opinion by the EITF on EITF Issue 06-5, Accounting for Purchases of Life Insurance-Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4 (Accounting for Purchases of Life Insurance). The issue requires policy holders to consider other amounts included in the contractual terms of an insurance policy, in addition to cash surrender value, for purposes of determining the amount that could be realized under the terms of the insurance contract. If it is probable that contractual terms would limit the amount that could be realized under the insurance contract, those contractual limitations should be considered when determining the realizable amounts. The amount that could be realized under the insurance contract should be determined on an individual policy (or certificate) level and should include any amount realized on the assumed surrender of the last individual policy or certificate in a group policy.

The Company holds several life insurance policies, however, the policies do not contain any provisions that would restrict or reduce the cash surrender value of the policies. The consensus in EITF Issue 06-5 is effective for fiscal years beginning after December 15, 2006. The application of this guidance did not have a material adverse effect on the Company’s financial position or results of operations.

NOTE G - COMMITMENTS AND CREDIT RISK

As of June 30, 2007, loan commitments and unused lines of credit totaled $64,818,000, standby letters of credit totaled $367,000 and no commercial letters of credit were outstanding.

NOTE H - SEGMENT INFORMATION

The reportable segments are determined by the products and services offered, primarily distinguished between banking and data processing operations. On March 24, 2007, The Exchange Bank and Reliance Financial Services, N.A. were merged with and into the lead bank, The State Bank and Trust Company. Due to this merger, the segment reporting as of June 30, 2006 has been restated.

NOTE H -- SEGMENT INFORMATION (Continued)

As of and for the six months ended June 30, 2007
		Data		Total	Intersegment	Consolidated
Income statement information:	Banking	Processing	Other	Segments	Elimination	Totals

Net interest income (expense)	$8,404,344	$(167,102)	$(893,828)	$7,343,414		$7,343,414

Non-interest income - external
customers	3,746,531	9,463,394	36,517	13,246,442		13,246,442

Non-interest income - other segments	526,948	807,240	658,441	1,992,629	(1,992,629)	—

Total revenue	12,677,823	10,103,532	(198,870)	22,582,485	(1,992,629)	20,589,856

Non-interest expense	10,557,613	8,336,869	1,463,770	20,358,252	(1,992,629)	18,365,623

Significant non-cash items:
Depreciation and
amortization	496,575	1,407,664	58,064	1,962,303	—	1,962,303
Provision for loan losses	238,234	—	—	238,234	—	238,234

Income tax expense (benefit)	480,126	600,665	(582,290)	498,501	—	498,501

Segment profit (loss)	$1,401,850	$1,165,998	$(1,080,350)	$1,487,498	$—	$1,487,498

Balance sheet information:
Total assets	$529,530,988	$19,591,386	$8,062,404	$557,184,778	$(8,984,568)	$548,200,210

Goodwill and intangibles	11,926,264	7,266,950	—	19,193,214	—	19,193,214

Premises and equipment expenditures	1,000,030	1,392,255	61,191	2,453,476	—	2,453,476

NOTE H -- SEGMENT INFORMATION (Continued)

As of and for the six months ended June 30, 2006
		Data		Total	Intersegment	Consolidated
Income statement information:	Banking	Processing	Other	Segments	Elimination	Totals

Net interest income (expense)	$8,663,691	$(97,590)	$(871,582)	$7,694,519		$7,694,519

Non-interest income - external
customers	3,706,650	6,527,720	42,181	10,276,551		10,276,551

Non-interest income - other segments	52,397	840,001	548,353	1,440,751	(1,440,751)	—

Total revenue	12,422,738	7,270,131	(281,048)	19,411,821	(1,440,751)	17,971,070

Non-interest expense	10,467,131	5,755,990	1,247,536	17,470,657	(1,440,751)	16,029,906

Significant non-cash items:
Depreciation and
amortization	481,927	1,186,084	49,732	1,717,743	—	1,717,743
Provision for loan losses	302,321	—	—	302,321	—	302,321

Income tax expense (benefit)	414,460	514,808	(526,493)	402,775	—	402,775

Segment profit (loss)	$1,238,826	$999,333	$(1,002,091)	$1,236,068	$—	$1,236,068

Balance sheet information:
Total assets	$546,859,859	$13,882,700	$11,851,454	$572,594,013	$(20,748,858)	$551,845,155

Goodwill and intangibles	12,314,160	—	—	12,314,160	—	12,314,160

Premises and equipment expenditures	410,288	2,216,279	76,030	2,702,597	—	2,702,597

NOTE H -- SEGMENT INFORMATION (Continued)

As of and for the three months ended June 30, 2007
		Data		Total	Intersegment	Consolidated
Income statement information:	Banking	Processing	Other	Segments	Elimination	Totals

Net interest income (expense)	$4,272,915	$(73,444)	$(449,333)	$3,750,138		$3,750,138

Non-interest income - external
customers	1,856,794	4,629,258	21,648	6,507,700		6,507,700

Non-interest income - other segments	824	392,015	345,395	738,234	(738,234)	—

Total revenue	6,130,533	4,947,829	(82,290)	10,996,072	(738,234)	10,257,838

Non-interest expense	4,847,410	4,228,103	728,091	9,803,604	(738,234)	9,065,370

Significant non-cash items:
Depreciation and
amortization	255,990	708,027	29,555	993,572	—	993,572
Provision for loan losses	145,594	—	—	145,594	—	145,594

Income tax expense (benefit)	306,182	244,692	(289,045)	261,829	—	261,829

Segment profit (loss)	$831,347	$475,034	$(521,336)	$785,045	$—	$785,045

Balance sheet information:
Total assets	$529,530,988	$19,591,386	$8,062,404	$557,184,778	$(8,984,568)	$548,200,210

Goodwill and intangibles	11,926,264	7,266,950	—	19,193,214	—	19,193,214

Premises and equipment expenditures	269,595	620,218	61,191	951,004	—	951,004

NOTE H -- SEGMENT INFORMATION (Continued)

As of and for the three months ended June 30, 2006
		Data		Total	Intersegment	Consolidated
Income statement information:	Banking	Processing	Other	Segments	Elimination	Totals

Net interest income (expense)	$4,321,897	$(51,663)	$(439,771)	$3,830,463		$3,830,463

Non-interest income - external
customers	1,959,613	3,286,586	22,053	5,268,252		5,268,252

Non-interest income - other segments	26,156	397,833	255,613	679,602	(679,602)	—

Total revenue	6,307,666	3,632,756	(162,105)	9,778,317	(679,602)	9,098,715

Non-interest expense	5,185,319	2,948,796	625,362	8,759,477	(679,602)	8,079,875

Significant non-cash items:
Depreciation and
amortization	240,667	591,565	37,768	870,000	—	870,000
Provision for loan losses	56,321	—	—	56,321	—	56,321

Income tax expense (benefit)	287,594	232,546	(271,144)	248,996	—	248,996

Segment profit (loss)	$778,432	$451,414	$(516,323)	$713,523	$—	$713,523

Balance sheet information:
Total assets	$546,859,859	$13,882,700	$11,851,454	$572,594,013	$(20,748,858)	$551,845,155

Goodwill and intangibles	12,314,160	—	—	12,314,160	—	12,314,160

Premises and equipment expenditures	89,432	405,022	71,102	565,556	—	565,556

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

Overview of Rurban

Rurban is a bank holding company registered with the Federal Reserve Board. Rurban’s wholly-owned subsidiary, The State Bank and Trust Company (“State Bank”), is engaged in commercial banking. Rurban’s subsidiary, Rurbanc Data Services, Inc. (“RDSI”), provides computerized data processing services to community banks and businesses. On March 24, 2007, The Exchange Bank and Reliance Financial Services, N.A. (“Reliance”) were merged with and into the lead bank, State Bank. Reliance’s trust and investment operations are now conducted through a division of State Bank, doing business under the name Reliance Financial Services.

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

RFCBC, Inc. (“RFCBC”) is an Ohio corporation and wholly-owned subsidiary of the Company that was incorporated in August 2004. RFCBC operates as a loan subsidiary in servicing and working out problem loans.

Diverse Computer Marketers, Inc (“DCM”), a wholly-owned subsidiary of RDSI, provides item processing services to over 50 financial institutions throughout the Midwest.

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

Impact of Accounting Changes

None

Three Months Ended June 30, 2007 compared to Three Months Ended June 30, 2006

Net Income: Net income for the second quarter of 2007 was $785,000, or $0.16 per diluted share, compared to $714,000, or $0.14 per diluted share, for the second quarter of 2006. This quarterly increase in net income was driven by a $1.5 million increase in non-interest income offset by an increase of $89,000 in provision expense, a reduction of $80,000 in net interest income along with a $985,000 increase in non-interest expense. The primary driver of the increase in non-interest income is data processing fees generated from the acquisition of DCM. The $985,000 increase in non-interest expense is likewise due to the acquisition of DCM. The acquisition of DCM was completed in September of 2006.

Net Interest Income: Net interest income was $3.8 million, down $80,000 or 2.1 percent, from the 2006 second quarter. Average earning assets decreased $5.6 million or 1.2 percent over the 12-month period. The decrease in earning assets is a result of the balance sheet restructuring that the Company completed at the end of 2006. Loan growth over the past twelve months was $21.8 million, or 5.9 percent, reaching $381.7 million at June 30, 2007; this growth was entirely organic. Nearly 70 percent of State Bank’s loan portfolio is commercial, and virtually all of the Bank’s growth was derived from this sector. Loan growth accelerated during the second quarter of 2007, increasing $8.4 million, or 9 percent annualized, from the first quarter of 2007. As of June 30, 2007, loans were $11.6 million higher than year-end, with commercial loan growth leading the way. Year-over-year, the net interest margin decreased 6 basis points from 3.25 percent for the second quarter 2006 to 3.19 percent for the second quarter 2007. The 3.19 percent represents a 15 basis point increase from the linked quarter of 3.04 percent. This increase is again a result of the balance sheet restructuring that the Company completed at the end of 2006.

Provision for Loan Losses: The provision for loan losses was $146,000 in the second quarter of 2007 compared to a $56,000 provision for the second quarter of 2006. The Company experienced minimal losses in the 2007 second quarter, which is reflected in net charge-offs of $90,000 compared to $33,000 of net recoveries in the 2006 second quarter. For the second quarter ended June 30, 2007, net charge-offs as a percentage of average loans was 0.09 percent annualized. At quarter end, consolidated non-performing assets, including those of RFCBC (the loan workout subsidiary), were $6.0 million, or 1.09 percent of total assets compared with $5.9 million, or 1.07 percent of total assets for the prior-year second quarter. The increase in non-performing assets in the second quarter compared to the first quarter of 2007 was due to three commercial credits that have been adequately reserved. The loss associated with these three credits is expected to be less than $50,000. The following asset quality ratios as of the end of their respective periods demonstrate the decrease in the provision:

($ in Thousands)	June 30, 2007	March 31, 2007	June 30, 2006
Net charge-offs	$90	$41	$(33)
Non-performing loans	5,913	4,103	5,479
OREO / OAO	84	9	430
Non-performing assets	5,997	4,112	5,909
Non-performing assets / Total assets	1.09%	.75%	1.07%
Allowance for loan losses / Total loans	1.00%	1.01%	1.23%
Allowance for loan losses / Non-performing assets	63.8%	91.6%	75.1%

Non-interest Income: Non-interest income was $6.5 million for the second quarter of 2007 compared with $5.3 million for the prior-year second quarter, an increase of $1.2 million, or 23.5 percent. The increase was primarily driven by data processing fees, as they increased $1.3 million. DCM, which was acquired by RDSI in September of 2006, provided $1.1 million of this increase. Rurban's data processing subsidiary accounts for approximately $4.6 million, or 70.8 percent of non-interest income. Excluding the $1.1 million in DCM revenue, non-interest income increased $128,000, or 2.4 percent and was driven by organic growth within RDSI. Gains on sales of loans increased as well, as approximately $2.0 million in Ag Real Estate loans were sold during the quarter for an $88,000 gain.

Non-interest Expense: Non-interest expense was $9.1 million for the second quarter of 2007, up $985,000, or 12.2 percent, from the year-earlier quarter. Included in the second quarter 2007 operating results are $1.0 million of DCM operating expense. The acquisition of DCM took place in September 2006, so there were no corresponding DCM expenses in the second quarter, 2006. In comparison to the first quarter, operating expenses decreased $235,000, or 2.5 percent, despite additional expense within the data processing segment. Salaries and benefit expense declined 4.8 percent as a result of the Company’s efforts to reduce staff through the consolidation of its back office staff and other operational activities coinciding with the merger of The Exchange Bank into The State Bank and Trust Company.

Six Months Ended June 30, 2007 compared to Six Months Ended June 30, 2006

Net Income: Rurban Financial Corp. had net income of $1.5 million or $0.30 per diluted share for the six months ended June 30, 2007 compared to $1.2 million or $0.25 per diluted share for the six months ended June 30, 2006. This represents a $251,000, or 20.3 percent, increase in comparison of the six-month periods. Significant changes from period to period include a decrease in net interest income of $351,000, a $3.0 million increase in non-interest income and a $2.3 million increase in non-interest expense. The increase in non-interest income and non-interest expense is primarily due to the September 2006 acquisition of DCM, which provided $2.2 million of income and $2.0 million of expense.

Net Interest Income: For the six months ended June 30, 2007, net interest income was $7.3 million, a decrease of $351,000, or 4.6 percent, from the six-month period ended June 30, 2006. This decrease is primarily the result of a 20 basis point decrease in the year-to-date net interest margin. The banking industry as a whole has experienced margin compression throughout the past year. The Corporation’s earning assets have grown minimally over the past twelve months. The strategic decision to restructure the balance sheet is benefiting the corporation as the net interest margin has improved the past two quarters. As mentioned previously, the loan portfolio continues to grow and the liquidity provided by the reduction in investment securities has been used to fund this growth. Rurban continues to monitor opportunities to improve the margin through funding loans with lower yielding investments.

Provision for Loan Losses: The provision for loan losses was $238,000 for the six months ended June 30, 2007 compared to $302,000 for the six months ended June 30, 2006.

Non-interest Income: Non-interest income was $13.2 million for the six months ended June 30, 2007 compared with $10.3 million for the six months ended June 30, 2006. Of the $3.0 million increase, DCM accounted for $2.2 million with RDSI contributing approximately $700,000. Excluding DCM’s contribution, non-interest income for the period increased $727,000, or 7.1 percent. Management continues to focus on fee income opportunities within the SBA and FSA programs. Gains on sale of loans increased $95,000 year-over-year. Trust fee income also increased from $792,000 to $866,000, as total trust assets managed reached a record high of $373 million.

Non-interest Expense: For the six months ended June 30, 2007, total non-interest expense was $18.4 million compared with $16.0 million for the six months ended June 30, 2006. This represents a $2.3 million, or 14.6 percent, increase period over period. Of the overall increase, salaries and benefits accounted for $929,000, equipment expenses increased $559,000, postage and delivery expenses increased $522,000 and professional fees were up $134,000. Again, the acquisition of DCM had a major role in the increases, as they accounted for $2.0 million of expenses that were not in the June 30, 2006 totals.

Changes in Financial Condition

June 30, 2007 vs. December 31, 2006

At June 30, 2007, total assets were $548.2 million, representing a decrease of $7.8 million or 1.4 percent, from December 31, 2006. The decline was primarily attributable to a decrease of $9.1 million, or 8.9 percent in available-for-sale securities and a $10.4 million, or 46.1 percent decrease in cash and cash equivalents. Total loans increased $11.6 million, or 3.1 percent during the six month period. The decrease in securities was due to several securities being called or matured, with those funds being used to fund loans. This in turn has improved the net interest margin, as the proceeds from lower yielding securities have been reinvested in higher yielding loans.

Year- over-year, average assets increased $4.4 million, or 0.8 percent. Loan growth over the past twelve months was approximately $21.8 million, or 6.1 percent, reaching $381.7 million at June 30, 2007; this growth was entirely organic. Virtually all of the growth in the Bank’s loan portfolio over this period was derived from the commercial sector. After a steady but slow first quarter resulting from both competitive factors and the priority given to merger activities during the preceding quarter, loan growth rebounded during the second quarter of 2007, growing at an annualized rate of nearly 9 percent.

At June 30, 2007, liabilities totaled $490.9 million, a decrease of $8.2 million since December 31, 2006. Of this decrease, significant changes included total deposits, which decreased $6.8 million (1.7 percent); notes payable, which decreased $1.5 million (56.5 percent); and other liabilities, which decreased $1.5 million (26.1 percent). Of the $8.2 million decrease in total deposits, time deposits decreased $12.2 million and demand deposits decreased $5.3 million during the period, while savings, interest checking and money market deposits increased $10.5 million. The decrease in time deposits was due to excess liquidity which allowed management to run off higher cost municipal deposits.

From December 31, 2006 to June 30, 2007, total shareholders’ equity increased $394,000, or 0.7 percent, to $57.3 million. Of this increase, retained earnings increased $884,000 which is the result of $1.5 million in net income less $603,000 in cash dividends to shareholders. Additional paid-in-capital increased $23,000 as the result of stock option expense incurred during the year. Accumulated other comprehensive loss increased $364,000 as the result of a decrease in market value of the available-for-sale securities portfolio. The stock repurchase plan also reduced capital by $149,000 during the second quarter of 2007.

Capital Resources

At June 30, 2007, actual capital levels (in millions) and minimum required levels were as follows:

					Minimum Required
			Minimum Required		To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital (to risk weighted assets)
Consolidated	$63.2	15.9%	$31.7	8.0%	$—	N/A
State Bank	48.1	12.5	30.7	8.0	38.4	10.0

Both the Company and State Bank were categorized as well capitalized at June 30, 2007.

LIQUIDITY

Liquidity relates primarily to the Company’s ability to fund loan demand, meet deposit customers’ withdrawal requirements and provide for operating expenses. Assets used to satisfy these needs consist of cash and due from banks, federal funds sold, interest earning deposits in other financial institutions, securities available-for sale and loans held for sale. These assets are commonly referred to as liquid assets. Liquid assets were $105.9 million at June 30, 2007 compared to $125.5 million at December 31, 2006.

The Company’s residential first mortgage portfolio of $88.0 million at June 30, 2007 and $94.4 million at December 31, 2006, which can and has been used to collateralize borrowings, is an additional source of liquidity. At June 30, 2007, all eligible mortgage loans were pledged under a Federal Home Loan Bank (“FHLB”) blanket lien.

The cash flow statements for the periods presented provide an indication of the Company’s sources and uses of cash, as well as an indication of the ability of the Company to maintain an adequate level of liquidity. A discussion of the cash flow statements for the six months ended June 30, 2007 and 2006 follows.

The Company experienced positive cash flows from operating activities for the six months ended June 30, 2007 and 2006. Net cash provided from operating activities was $2.2 million and $1.6 million, respectively, for the six months ended June 30, 2007 and 2006.

Net cash flow from investing activities was $(5.2) million and $(32.1) million for the six months ended June 30, 2007 and 2006, respectively. The changes in net cash from investing activities at June 30, 2007 included loan growth of $11.8 million, available-for-sale securities purchases totaling $15.4 million and purchases of premises equipment and software totaling $2.5 million. These cash payments were offset by $23.5 million in proceeds from maturities of available-for-sale securities. The changes in net cash from investing activities at June 30, 2006 included loan growth of $33.6 million, payment to the shareholders of Exchange Bancshares, Inc., which merged with the Company effective December 31, 2005, of $6.5 million and available-for-sale security purchases totaling $12.7 million. This was partially offset by proceeds from maturities and proceeds from the sales of available-for-sale securities totaling $5.0 million and $15.6 million, respectively.

Net cash flow from financing activities was $(7.3) million and $29.4 million for the six month periods ended June 30, 2007 and 2006, respectively. The 2007 financing activities included a $5.2 million increase in demand deposits, money market, interest checking and savings accounts, which was more than offset by a $12.2 million decrease in certificates of deposit and a $1.5 million decrease in notes payable. The net cash provided by financing activities at June 30, 2006 was primarily due to an increase in total deposits of $16.1 million, an increase in repurchase agreements of $11.4 million, a net increase in Federal Home Loan Bank advances of $8.0 million, partially offset by a decrease in fed funds purchases of $4.6 million.

Off-Balance-Sheet Borrowing Arrangements:

Significant additional off-balance-sheet liquidity is available in the form of FHLB advances, unused federal funds lines from correspondent banks, and the national certificate of deposit market.

Approximately $74.5 million of the Company’s $88.0 million residential first mortgage loan portfolio qualifies to collateralize FHLB borrowings and was pledged to meet FHLB collateralization requirements as of June 30, 2007. Based on the current collateralization requirements of the FHLB, approximately $19.7 million of additional borrowing capacity existed at June 30, 2007.

As of June 30, 2007, the Company had unused federal funds lines totaling $19.9 million from four correspondent banks. At December 31, 2006, the Company had $21.8 million in federal fund lines. Federal funds borrowed at June 30, 2007 and December 31, 2006 totaled $1 million and $0, respectively.

The Company’s contractual obligations as of June 30, 2007 consisted of long-term debt obligations, other debt obligations, operating lease obligations and other long-term liabilities. Long-term debt obligations were comprised of FHLB advances of $21.0 million. Other debt obligations were comprised of Trust Preferred Securities of $20.6 million. The operating lease obligation is a lease on the State Bank operations building of $99,600 per year, the RDSI-North building of $162,000 per year, the new Northtowne branch of State Bank of $60,000 per year and the DCM Lansing and Indiana facilities which total $108,000 and $60,000, respectively, per year. Other long-term liabilities were comprised of time deposits of $225.6 million.

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

Financial institutions derive their income primarily from the excess of interest collected over interest paid. The rates of interest an institution earns on its assets and owes on its liabilities generally are established contractually for a period of time. Since market interest rates change over time, an institution is exposed to lower profit margins (or losses) if it cannot adapt to interest rate changes. For example, assume that an institution’s assets carry intermediate or long-term fixed rates and that those assets are funded with short-term liabilities. If market interest rates rise by the time the short-term liabilities must be refinanced, the increase in the institution’s interest expense on its liabilities may not be sufficiently offset if assets continue to earn at the long-term fixed rates. Accordingly, an institution’s profits could decrease on existing assets because the institution will either have lower net interest income or possibly, net interest expense. Similar risks exist when assets are subject to contractual interest rate ceilings, or rate sensitive assets are funded by longer-term, fixed-rate liabilities in a declining rate environment.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The following table provides information about the Company’s financial instruments used for purposes other than trading that are sensitive to changes in interest rates as of June 30, 2007. It does not present when these items may actually reprice. For loans receivable, securities, and liabilities with contractual maturities, the table presents principal cash flows and related weighted-average interest rates by contractual maturities as well as the Company’s historical experience of the impact of interest rate fluctuations on the prepayment of loans and mortgage backed securities. For core deposits (demand deposits, interest-bearing checking, savings, and money market deposits) that have no contractual maturity, the table presents principal cash flows and, as applicable, related weighted-average interest rates based upon the Company’s historical experience, management’s judgment and statistical analysis, as applicable, concerning their most likely withdrawal behaviors. The current interest rates for core deposits have been assumed to apply for future periods in this table as the actual interest rates that will need to be paid to maintain these deposits are not currently known. Weighted average variable rates are based upon contractual rates existing at the reporting date.

Principal/Notional Amount Maturing or Assumed to Withdraw In:
(Dollars in Thousands)

Comparison of 2007 to 2006:	First	Years
Total rate-sensitive assets:	Year	2 - 5	Thereafter	Total
At June 30, 2007	$175,915	$184,505	$119,048	$479,469
At December 31, 2006	195,015	170,804	120,379	486,198
Increase (decrease)	$(19,100)	$13,701	$(1,331)	$(6,729)

Total rate-sensitive liabilities:
At June 30, 2007	$226,596	$236,128	$21,725	$484,449
At December 31, 2006	232,446	237,240	21,349	491,035
Increase (decrease)	$(5,850)	$(1,112)	$376	$(6,586)

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

The Company manages its interest rate risk by the employment of strategies to assure that desired levels of both interest-earning assets and interest-bearing liabilities mature or reprice with similar time frames. Such strategies include: 1) loans receivable which are renewed (and repriced) annually, 2) variable rate loans, 3) certificates of deposit with terms from one month to six years, 4) securities available for sale which mature at various times primarily from one through ten years, 5) federal funds borrowings with terms of one day to 30 days, and 6) FHLB borrowings with terms of one day to ten years.

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

•	the Company’s disclosure controls and procedures were effective as of the end of the quarterly period covered by this Quarterly Report on Form 10-Q.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended June 30, 2007, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors
An investment in our common shares involves certain risks, including those identified and described in “Item 1A. Risk Factors” of Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, as well as in the Cautionary Statements Regarding Forward-Looking Information contained on page 22 of this Form 10-Q. These risk factors could materially affect the Company’s business, financial condition or future results. There have been no material change in the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
a.	Not applicable
b.	Not applicable
c.	The following table provides information regarding repurchases of the Company’s common shares during the three months ended June 30, 2007:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
April 1 through April 30, 2007	2,594	$12.00	—	250,000
May 1 through May 31, 2007	6,186	$12.11	2,000	248,000
June 1 through June 30, 2007	12,378	$12.52	10,000	238,000

(1)
All of the repurchased shares, other than the shares repurchased as part of the publicly announced plan, were purchased in the open market by Reliance Financial Services, an indirect subsidiary of the Company, in its capacity as the administrator of the Company’s Employee Stock Ownership and Savings Plan.

(2)
On April 12, 2007 the Company announced that its Board of Directors had authorized a stock repurchase program pursuant to which the Company may purchase up to 250,000 common shares over the ensuing 15-month period.

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

Date:  August 13, 2007

By:  /s/ Kenneth A. Joyce

Kenneth A. Joyce
President & Chief Executive Officer

By:  /s/ Duane L. Sinn

Duane L. Sinn
Executive Vice President & Chief Financial Officer