Form 10-Q
period 2007-09-30
RURBAN FINANCIAL CORP
filed 2007-11-14
CIK 767405

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Shares, without par value	4,987,933 shares
(class)	(Outstanding at November 13, 2007)

RURBAN FINANCIAL CORP.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The interim condensed consolidated financial statements of Rurban Financial Corp. (“Rurban” or the “Company”) are unaudited; however, the information contained herein reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of financial condition and results of operations for the interim periods presented. All adjustments reflected in these financial statements are of a normal recurring nature in accordance with Rule 10-01 of Regulation S-X. Results of operations for the nine months ended September 30, 2007 are not necessarily indicative of results for the complete year.

Rurban Financial Corp.
Condensed Consolidated Balance Sheets
September 30, 2007 and December 31, 2006

	(Unaudited)
	September 30,	December 31,
	2007	2006
Assets
Cash and due from banks	$12,859,263	$13,381,791
Federal funds sold	—	9,100,000
Cash and cash equivalents	12,859,263	22,481,791
Interest-bearing deposits	—	150,000
Available-for-sale securities	102,759,847	102,462,075
Loans held for sale	—	390,100
Loans, net of unearned income	388,264,099	370,101,809
Allowance for loan losses	(3,936,545)	(3,717,377)
Premises and equipment	15,290,795	15,449,774
Purchased software	4,500,417	4,618,691
Federal Reserve and Federal Home Loan Bank stock	4,021,200	3,993,450
Foreclosed assets held for sale, net	64,805	82,397
Interest receivable	3,374,265	3,129,774
Goodwill	13,940,618	13,674,058
Core deposits and other intangibles	5,322,647	5,858,982
Cash value of life insurance	12,048,425	10,771,843
Other	7,164,456	6,559,886
Total assets	$565,674,291	$556,007,253

See notes to condensed consolidated financial statements (unaudited)

Note: The balance sheet at December 31, 2006 has been derived from the audited consolidated financial statements at that date.

Rurban Financial Corp.
Condensed Consolidated Balance Sheets
September 30, 2007 and December 31, 2006

	(Unaudited)
	September 30,	December 31,
	2007	2006
Liabilities and Stockholders’ Equity
Liabilities
Deposits
Demand	$41,486,691	$46,565,554
Savings, interest checking and money market	138,095,329	130,267,333
Time	233,570,398	237,722,558
Total deposits	413,152,418	414,555,445
Notes payable	1,025,992	2,589,207
Federal Home Loan Bank advances	19,000,000	21,000,000
Federal Funds Purchased	4,400,000	—
Retail repurchase agreements	42,566,025	32,270,900
Trust preferred securities	20,620,000	20,620,000
Interest payable	2,409,523	2,224,413
Other liabilities	3,995,977	5,792,135
Total liabilities	507,169,935	499,052,100
Commitments and Contingent Liabilities
Stockholders’ Equity
Common stock, $2.50 stated value; authorized 10,000,000 shares; issued 5,027,433 shares; outstanding Sept. 2007 - 4,999,433 shares, December 2006 - 5,027,433 shares	12,568,583	12,568,583
Additional paid-in capital	14,902,827	14,859,165
Retained earnings	31,805,145	30,407,298
Accumulated other comprehensive loss	(421,721)	(879,893)
Treasury Stock, at cost
Common; Sept. 2007 - 28,000 shares, December 2006 - 0 shares	(350,480)	—
Total stockholders’ equity	58,504,354	56,955,153
Total liabilities and stockholders’ equity	$565,674,291	$556,007,253

See notes to condensed consolidated financial statements (unaudited)

Note: The balance sheet at December 31, 2006 has been derived from the audited consolidated financial statements at that date.

Rurban Financial Corp.
Condensed Consolidated Statements of Income (Unaudited)
Three Months Ended

	September 30, 2007	September 30, 2006
Interest Income
Loans
Taxable	$7,072,488	$6,641,379
Tax-exempt	16,668	18,326
Securities
Taxable	1,041,177	1,306,979
Tax-exempt	169,719	141,943
Other	50,288	48,846
Total interest income	8,350,340	8,157,473
Interest Expense
Deposits	3,497,275	3,017,993
Other borrowings	32,026	67,773
Retail repurchase agreements	435,216	182,007
Federal Home Loan Bank advances	268,289	667,749
Trust preferred securities	456,582	466,417
Total interest expense	4,689,389	4,401,939
Net Interest Income	3,660,951	3,755,534
Provision for Loan Losses	140,409	35,000
Net Interest Income After Provision for Loan Losses	3,520,543	3,720,534
Non-interest Income
Data service fees	5,004,394	3,785,037
Trust fees	819,989	753,449
Customer service fees	588,447	542,518
Net gains on loan sales	73,581	283,123
Loan servicing fees	82,651	96,754
Net realized gain on sale of
available-for-sale securities	—	—
Gain (loss) on sale of assets	11,862	25,914
Other	201,920	415,961
Total non-interest income	6,782,842	5,902,756

See notes to condensed consolidated financial statements (unaudited)

Rurban Financial Corp.
Condensed Consolidated Statements of Income (Unaudited)
Three Months Ended

	September 30, 2007	September 30, 2006
Non-interest Expense
Salaries and employee benefits	$4,290,961	$4,253,924
Net occupancy expense	514,742	468,855
Equipment expense	1,625,762	1,445,073
Data processing fees	102,292	146,703
Professional fees	461,844	481,132
Marketing expense	259,196	168,031
Printing and office supplies	130,363	126,765
Telephone and communications	446,465	467,692
Postage and delivery expense	392,211	142,957
State, local and other taxes	103,674	188,464
Employee expense	266,277	235,429
Other	512,663	389,631
Total non-interest expense	9,106,400	8,514,656
Income Before Income Tax	1,196,985	1,108,634
Provision for Income Taxes	333,384	294,893
Net Income	$863,601	$813,741
Basic Earnings Per Share	$0.17	$0.16
Diluted Earnings Per Share	$0.17	$0.16
Dividends Declared Per Share	$0.07	$0.05

See notes to condensed consolidated financial statements (unaudited)

Rurban Financial Corp.
Condensed Consolidated Statements of Income (Unaudited)
Nine Months Ended

	September 30, 2007	September 30, 2006
Interest Income
Loans
Taxable	$20,725,807	$18,238,590
Tax-exempt	51,211	45,718
Securities
Taxable	3,176,674	3,953,438
Tax-exempt	483,621	410,346
Other	163,894	99,158
Total interest income	24,601,207	22,747,250
Interest Expense
Deposits	10,212,672	7,695,387
Other borrowings	140,644	120,220
Retail repurchase agreements	1,130,898	465,560
Federal Home Loan Bank advances	760,534	1,684,415
Trust preferred securities	1,352,093	1,331,615
Total interest expense	13,596,842	11,297,197
Net Interest Income	11,004,365	11,450,053
Provision for Loan Losses	378,643	337,321
Net Interest Income After Provision for Loan Losses	10,625,723	11,112,732
Non-interest Income
Data service fees	14,467,788	10,312,757
Trust fees	2,512,251	2,361,127
Customer service fees	1,650,080	1,635,272
Net gains on loan sales	302,028	415,833
Net realized gains on sales of
available-for-sale	367	—
Loan servicing fees	280,789	301,233
Gain (loss) on sale of assets	61,839	85,346
Other	754,144	1,067,739
Total non-interest income	20,029,284	16,179,307

See notes to condensed consolidated financial statements (unaudited)

Rurban Financial Corp.
Condensed Consolidated Statements of Income (Unaudited)
Nine Months Ended

	September 30, 2007	September 30, 2006
Non-interest Expense
Salaries and employee benefits	$12,873,072	$11,906,909
Net occupancy expense	1,547,800	1,334,722
Equipment expense	4,908,311	4,168,534
Data processing fees	372,716	402,661
Professional fees	1,640,250	1,525,399
Marketing expense	601,979	536,977
Printing and office supplies	509,817	453,110
Telephone and communications	1,329,359	1,277,707
Postage and delivery expense	1,168,563	397,217
State, local and other taxes	468,590	512,757
Employee expense	801,374	745,341
Other	1,250,192	1,283,228
Total non-interest expense	27,472,023	24,544,562
Income Before Income Tax	3,182,984	2,747,477
Provision for Income Taxes	831,885	697,668
Net Income	$2,351,099	$2,049,809
Basic Earnings Per Share	$0.47	$0.41
Diluted Earnings Per Share	$0.47	$0.41
Dividends Declared Per Share	$0.19	$0.15

See notes to condensed consolidated financial statements (unaudited)

RURBAN FINANCIAL CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’
EQUITY (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006

Balance at beginning of period	$57,349,495	$54,026,126	$56,955,153	$54,450,648

Net Income	863,601	813,741	2,351,099	2,049,809

Other comprehensive income (loss):
Net change in unrealized gains (losses)
On securities available for sale, net	821,754	1,516,738	458,172	347,011
Total comprehensive income (loss)	1,685,355	2,330,479	2,809,271	2,396,820

Cash dividend	(349,960)	(251,372)	(953,252)	(754,113)

Purchase of treasury shares	(201,280)	—	(350,480)	—

Stock option expense	20,744	5,940	43,662	17,818

Balance at end of period	$58,504,354	$56,111,173	$58,504,354	$56,111,173

See notes to condensed consolidated financial statements (unaudited)

Rurban Financial Corp.
Condensed Consolidated Statements of Cash Flows (Unaudited)
Nine Months Ended

	September 30, 2007	September 30, 2006
Operating Activities
Net income	$2,351,099	$2,049,809
Items not requiring (providing) cash
Depreciation and amortization	3,222,666	2,640,971
Provision for loan losses	378,643	337,321
Expense of stock option plan	43,662	17,818
Amortization of premiums and discounts on securities	36,137	170,767
Amortization of intangible assets	536,335	366,947
Deferred income taxes	682,352	(847,663)
FHLB Stock Dividends	(47,250)	(386,500)
Proceeds from sale of loans held for sale	12,902,818	15,207,292
Originations of loans held for sale	(12,210,691)	(14,849,559)
Gain from sale of loans	(302,028)	(415,833)
(Gain) loss on sale of foreclosed assets	15,244	(92,432)
(Gain) loss on sales of fixed assets	16,107	7,086
Changes in
Interest receivable	(244,491)	(389,538)
Other assets	(783,511)	(223,486)
Interest payable and other liabilities	(2,529,428)	(1,005,408)
Net cash provided by operating activities	4,067,664	2,587,592
Investing Activities
Purchases of available-for-sale securities	(29,399,315)	(13,783,842)
Proceeds from maturities of available-for-sale securities	27,350,999	10,417,559
Proceeds from sales of available-for-sale securities	2,408,608	15,240,716
Proceeds from sales of Fed Stock	19,500	—
Net change in interest bearing deposits	150,000	—
Net change in loans	(18,386,570)	(38,187,317)
Purchase of Bank Owned Life Insurance	(1,000,000)	—
Purchase of premises and equipment and software	(3,249,937)	(3,728,676)
Proceeds from sales of premises and equipment	257,928	38,741
Proceeds from sale of foreclosed assets	—	2,670,459
Cash paid to shareholders of Exchange Bank acquisition	—	(6,526,646)
Cash paid for Diverse Computer Marketers, Inc. acquisition	(266,560)	—
Net cash provided by (used in) investing activities	(22,115,347)	(38,662,583)

See notes to condensed consolidated financial statements (unaudited)

Rurban Financial Corp.
Condensed Consolidated Statements of Cash Flows (Unaudited) (continued)
Nine Months Ended

	September 30, 2007	September 30, 2006
Financing Activities
Net increase (decrease) in demand deposits, money market, interest checking and savings accounts	$2,749,134	$1,274,208
Net increase (decrease) in certificates of deposit	(4,152,160)	26,065,524
Net increase (decrease) in securities sold under agreements to repurchase	10,295,127	25,703,630
Net increase (decrease) in federal funds purchased	4,400,000	(3,800,000)
Proceeds from Notes Payable	—	2,500,000
Proceeds from Federal Home Loan Bank advances	9,000,000	27,900,000
Repayment of Federal Home Loan Bank advances	(11,000,000)	(34,900,000)
Repayment of notes payable	(1,563,214)	(2,231,884)
Purchase of treasury stock	(350,480)	—
Dividends paid	(953,252)	(754,113)
Net cash (used in) provided by financing activities	8,425,155	41,757,365
Increase (Decrease) in Cash and Cash Equivalents	(9,622,528)	5,682,374
Cash and Cash Equivalents, Beginning of Year	22,481,791	12,650,839
Cash and Cash Equivalents, End of Period	$12,859,263	$18,333,213

Supplemental Cash Flows Information

Interest paid	$13,411,731	$10,561,921

Transfer of loans to foreclosed assets	$82,397	$459,923

See notes to condensed consolidated financial statements (unaudited)

RURBAN FINANCIAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A—BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements reflect all adjustments that are, in the opinion of management, necessary to fairly present the financial position, results of operations and cash flows of the Company. Those adjustments consist only of normal recurring adjustments. Results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of results for the complete year.

The condensed consolidated balance sheet of the Company as of December 31, 2006 has been derived from the audited consolidated balance sheet of the Company as of that date.

For further information, refer to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

NOTE B—EARNINGS PER SHARE

Earnings per share (EPS) have been computed based on the weighted average number of shares outstanding during the periods presented. For the periods ended September 30, 2007 and 2006, stock options totaling 247,352 and 287,217 common shares, respectively, were not considered in computing EPS as they were anti-dilutive. The number of shares used in the computation of basic and diluted earnings per share were:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2007	2006	2007	2006
Basic earnings per share	5,003,433	5,027,433	5,018,567	5,027,433
Diluted earnings per share	5,008,334	5,027,704	5,021,939	5,030,084

NOTE C - LOANS, RISK ELEMENTS AND ALLOWANCE FOR LOAN LOSSES

Total loans on the balance sheet are comprised of the following classifications at:

	September 30,	December 31,
	2007	2006

Commercial	$79,667,905	$71,640,907
Commercial real estate	123,433,841	109,503,312
Agricultural	46,709,478	44,682,699
Residential real estate	86,730,067	94,389,118
Consumer	51,525,413	49,314,080
Lease financing	458,502	856,808
Total loans	388,525,206	370,386,924
Less
Net deferred loan fees, premiums and discounts	(261,107)	(285,115)

Loans, net of unearned income	$388,264,099	$370,101,809

Allowance for loan losses	$(3,936,545)	$(3,717,377)

The following is a summary of the activity in the allowance for loan losses account for the three and Nine months ended September 30, 2007 and 2006.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Balance, beginning of period	$3,824,445	$4,438,139	$3,717,377	$4,699,827
Provision charged to expense	140,408	35,000	378,643	337,321
Recoveries	40,222	267,422	140,712	565,065
Loans charged off	(68,530)	(218,650)	(300,187)	(1,080,302)
Balance, end of period	$3,936,545	$4,521,911	$3,936,545	$4,521,911

The following schedule summarizes nonaccrual, past due and impaired loans at:

	September 30,	December 31,
	2007	2006
Non-accrual loans	$6,361,000	$3,828,000
Accruing loans which are contractually past due 90 days or more as to interest or principal payments	—	—
Total non-performing loans	$6,361,000	$3,828,000

Individual loans determined to be impaired were as follows:

	September 30,	December 31,
	2007	2006

Loans with no allowance for loan losses allocated	$843,000	$608,000
Loans with allowance for loan losses allocated	1,906,000	1,514,000
Total impaired loans	$2,749,000	$2,122,000

Amount of allowance allocated	$272,000	$225,000

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and State Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined in the regulations), and of Tier I capital to average assets (as defined in the regulations).  As of September 30, 2007 and December 31, 2006, the Company and State Bank exceeded all “well-capitalized” requirements to which they were subject.

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

The Company’s consolidated, and State Bank’s actual, capital amounts (in millions) and ratios, as of September 30, 2007 and December 31, 2006, are also presented in the following table. On March 24, 2007, Exchange Bank was merged with and into the lead bank, State Bank.

	Actual		Minimum Required For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2007
Total Capital (to Risk-Weighted Assets)
Consolidated	$64.2	15.8%	$32.5	8.0%	$—	N/A
State Bank	48.7	12.4	31.5	8.0	39.3	10.0

Tier I Capital (to Risk-Weighted Assets)
Consolidated	59.9	14.8	16.2	4.0	—	N/A
State Bank	44.8	11.4	15.7	4.0	23.6	6.0

Tier I Capital (to Average Assets)
Consolidated	59.9	10.8	22.2	4.0	—	N/A
State Bank	44.8	8.4	21.4	4.0	26.8	5.0
As of December 31, 2006
Total Capital (to Risk-Weighted Assets)
Consolidated	$62.0	16.0%	$30.9	8.0%	$—	N/A
State Bank	38.9	12.2	25.4	8.0	31.8	10.0
Exchange Bank	7.8	13.2	4.8	8.0	6.0	10.0

Tier I Capital (to Risk-Weighted Assets)
Consolidated	57.6	14.9	15.5	4.0	—	N/A
State Bank	35.9	11.3	12.7	4.0	19.1	6.0
Exchange Bank	7.1	11.9	2.4	4.0	3.6	6.0

Tier I Capital (to Average Assets)
Consolidated	57.6	10.5	22.0	4.0	—	N/A
State Bank	35.9	7.9	18.2	4.0	22.8	5.0
Exchange Bank	7.1	8.7	3.3	4.0	4.1	5.0

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

The Company or one of its subsidiaries files income tax returns in the U.S. federal and multiple-state jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local examinations by tax authorities for years before 2004.

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

NOTE G - COMMITMENTS AND CREDIT RISK

As of September 30, 2007, loan commitments and unused lines of credit totaled $71,470,000, standby letters of credit totaled $367,000 and no commercial letters of credit were outstanding.

NOTE H - SEGMENT INFORMATION

The reportable segments are determined by the products and services offered, primarily distinguished between banking and data processing operations. On March 24, 2007, The Exchange Bank and Reliance Financial Services, N.A. were merged with and into the lead bank, The State Bank and Trust Company. Due to this merger, the segment reporting as of September 30, 2006 has been restated.

NOTE H - SEGMENT INFORMATION (Continued)

As of and for the nine months ended September 30, 2007
		Data		Total	Intersegment	Consolidated
Income statement information:	Banking	Processing	Other	Segments	Elimination	Totals

Net interest income (expense)	$12,574,116	$(220,225)	$(1,349,526)	$11,004,365		$11,004,365

Non-interest income - external
customers	5,503,066	14,467,788	58,430	20,029,284		20,029,284

Non-interest income - other segments	539,276	1,188,208	992,321	2,719,805	(2,719,805)	—

Total revenue	18,616,458	15,435,771	(298,775)	33,753,454	(2,719,805)	31,033,649

Non-interest expense	15,431,283	12,670,567	2,089,977	30,191,827	(2,719,805)	27,472,022

Significant non-cash items:

Depreciation and
amortization	751,206	2,379,089	92,371	3,222,666	—	3,222,666

Provision for loan losses	378,643	—	—	378,643	—	378,643

Income tax expense (benefit)	730,451	940,170	(838,736)	831,885	—	831,885

Segment profit (loss)	$2,076,081	$1,825,034	$(1,550,016)	$2,351,099	$—	$2,351,099

Balance sheet information:

Total assets	$546,412,401	$19,684,894	$7,700,083	$573,797,378	$(8,123,087)	$565,674,291

Goodwill and intangibles	11,812,295	7,450,970	—	19,263,265	—	19,263,265

Premises and equipment expenditures	1,009,075	2,103,791	137,071	3,249,937	—	3,249,937

NOTE H — SEGMENT INFORMATION (Continued)

As of and for the nine months ended September 30, 2006
		Data		Total	Intersegment	Consolidated
Income statement information:	Banking	Processing	Other	Segments	Elimination	Totals

Net interest income (expense)	$12,944,038	$(164,635)	$(1,329,350)	$11,450,053		$11,450,053

Non-interest income - external
customers	5,797,646	10,312,757	68,904	16,179,307		16,179,307

Non-interest income - other segments	77,168	1,206,824	759,480	2,043,472	(2,043,472)	—

Total revenue	18,818,852	11,354,946	(500,966)	29,672,832	(2,043,472)	27,629,360

Non-interest expense	15,610,960	9,117,085	1,859,989	26,588,034	(2,043,472)	24,544,562

Significant non-cash items:

Depreciation and
amortization	752,292	1,839,814	48,865	2,640,971	—	2,640,971

Provision for loan losses	337,321	—	—	337,321	—	337,321

Income tax expense (benefit)	749,869	760,874	(813,075)	697,668	—	697,668

Segment profit (loss)	$2,120,702	$1,476,987	$(1,547,880)	$2,049,809	$—	$2,049,809

Balance sheet information:

Total assets	$553,810,212	$19,981,151	$8,623,336	$582,414,699	$(12,427,586)	$569,987,113

Goodwill and intangibles	12,270,962	7,273,716	—	19,544,678	—	19,544,678

Premises and equipment expenditures	415,137	2,519,955	83,804	3,018,896	—	3,018,896

NOTE H — SEGMENT INFORMATION (Continued)

As of and for the three months ended September 30, 2007
		Data		Total	Intersegment	Consolidated
Income statement information:	Banking	Processing	Other	Segments	Elimination	Totals

Net interest income (expense)	$4,169,772	$(53,123)	$(455,698)	$3,660,951		$3,660,951

Non-interest income - external
customers	1,756,535	5,004,394	21,913	6,782,842		6,782,842

Non-interest income - other segments	12,328	380,968	333,880	727,176	(727,176)	—

Total revenue	5,938,635	5,332,239	(99,905)	11,170,969	(727,176)	10,443,793

Non-interest expense	4,873,670	4,333,698	626,207	9,833,575	(727,176)	9,106,399

Significant non-cash items:

Depreciation and
amortization	254,631	971,425	34,307	1,260,363	—	1,260,363

Provision for loan losses	140,409	—	—	140,409	—	140,409

Income tax expense (benefit)	250,325	339,505	(256,446)	333,384	—	333,384

Segment profit (loss)	$674,231	$659,036	$(469,666)	$863,601	$—	$863,601

Balance sheet information:

Total assets	$546,412,401	$19,684,894	$7,700,083	$573,797,378	$(8,123,087)	$565,674,291

Goodwill and intangibles	11,812,295	7,450,970	—	19,263,265	—	19,263,265

Premises and equipment expenditures	9,045	711,536	75,880	796,461	—	796,461

NOTE H — SEGMENT INFORMATION (Continued)

As of and for the three months ended September 30, 2006
		Data		Total	Intersegment	Consolidated
Income statement information:	Banking	Processing	Other	Segments	Elimination	Totals

Net interest income (expense)	$4,280,347	$(67,045)	$(457,768)	$3,755,534		$3,755,534

Non-interest income - external
customers	2,090,996	3,785,037	26,723	5,902,756		5,902,756

Non-interest income - other segments	24,771	366,823	211,127	602,721	(602,721)	—

Total revenue	6,396,114	4,084,815	(219,918)	10,261,011	(602,721)	9,658,290

Non-interest expense	5,143,829	3,361,095	612,453	9,117,377	(602,721)	8,514,656

Significant non-cash items:

Depreciation and
amortization	270,365	653,730	(867)	923,228	—	923,228

Provision for loan losses	35,000	—	—	35,000	—	35,000

Income tax expense (benefit)	335,409	246,066	(286,582)	294,893	—	294,893

Segment profit (loss)	$881,876	$477,654	$(545,789)	$813,741	$—	$813,741

Balance sheet information:

Total assets	$553,810,212	$19,981,151	$8,623,336	$582,414,699	$(12,427,586)	$569,987,113

Goodwill and intangibles	12,270,962	7,273,716	—	19,544,678	—	19,544,678

Premises and equipment expenditures	4,849	303,676	7,774	316,299	—	316,299

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

Impact of Accounting Changes

None

Three Months Ended September 30, 2007 compared to Three Months Ended September 30, 2006

Net Income: Net income for the third quarter of 2007 was $864,000, or $0.17 per diluted share, compared to $814,000, or $0.16 per diluted share, for the third quarter of 2006. This quarterly increase in net income was driven by an $880,000 increase in non-interest income offset by an increase of $105,000 in provision expense, a reduction of $95,000 in net interest income along with a $592,000 increase in non-interest expense. The primary driver of the increase in non-interest income is data processing fees generated from the acquisition of DCM. The $592,000 increase in non-interest expense is likewise due to the acquisition of DCM. The acquisition of DCM was completed in September of 2006.

Net Interest Income: Net interest income was $3.7 million, down $95,000 or 2.5 percent, from the 2006 third quarter. Average earning assets decreased $17.8 million or 3.5 percent over the 12-month period. The decrease in earning assets is a result of the balance sheet restructuring that the Company completed at the end of 2006. Loan growth over the past twelve months was $23.9 million, or 6.6 percent, reaching $388.3 million at September 30, 2007; this growth was entirely organic. Nearly 65 percent of State Bank’s loan portfolio is commercial, and virtually all of the Bank’s growth was derived from this sector. Loan growth was again encouraging during the third quarter of 2007, increasing $6.6 million, or 6.9 percent annualized, from the second quarter of 2007. As of September 30, 2007, loans were $18.2 million higher than year-end, with commercial loan growth leading the way. Year-over-year, the net interest margin decreased 14 basis points from 3.10 percent for the third quarter 2006 to 2.96 percent for the third quarter 2007. The 2.96 percent represents a 23 basis point decrease from the linked quarter of 3.19 percent. This year-over-year decrease is the result of a 35 basis point increase in the cost of funds from one year ago.

Provision for Loan Losses: The provision for loan losses was $140,000 in the third quarter of 2007 compared to a $35,000 provision for the third quarter of 2006. The Company experienced minimal losses in the 2007 third quarter, which is reflected in net charge-offs of $28,000 compared to $54,000 of net recoveries in the 2006 third quarter. For the third quarter ended September 30, 2007, net charge-offs as a percentage of average loans was 0.03 percent annualized. At quarter end, consolidated non-performing assets, including those of RFCBC (the loan workout subsidiary), were $6.4 million, or 1.14 percent of total assets compared with $6.1 million, or 1.07 percent of total assets for the prior-year third quarter. The increase in non-performing assets in the third quarter compared to the second quarter of 2007 was attributable to three commercial credits. The company believes that they are adequately reserved for potential resultant losses, if any. The following asset quality ratios as of the end of their respective periods demonstrate the trends in Asset Quality:

($ in Thousands)	September 30, 2007	June 30, 2007	September 30, 2006
Net charge-offs	$28	$90	$(54)
Non-performing loans	6,361	5,913	5,636
OREO / OAO	71	84	490
Non-performing assets	6,432	5,997	6,126
Non-performing assets / Total assets	1.14%	1.09%	1.07%
Allowance for loan losses / Total loans	1.01%	1.00%	1.24%
Allowance for loan losses / Non-performing assets	61.2%	63.8%	73.8%

Non-interest Income: Non-interest income was $6.8 million for the third quarter of 2007 compared with $5.9 million for the prior-year third quarter, an increase of $880,000, or 14.9 percent. The increase was primarily driven by data processing fees, as they increased $1.2 million. DCM, which was acquired by RDSI in September of 2006, provided $758,000 of this increase. Rurban's data processing subsidiary accounts for approximately $5.0 million, or 73.8 percent of non-interest income. Excluding the $758,000 in DCM revenue, non-interest income increased $461,000, or 13.6 percent and was driven by organic growth within RDSI. Trust Fees, the second largest component of non-interest income, increased $67,000 or 8.8%. Trust Fees account for approximately $820,000, or 12.1% of non-interest income.

Non-interest Expense: Non-interest expense was $9.1 million for the third quarter of 2007, up $592,000, or 7.0 percent, from the year-earlier quarter. Included in the third quarter 2007 operating results are $1.1 million of DCM operating expense. The acquisition of DCM took place in September 2006, so consequently there was only one month of expenses for DCM in the third quarter, 2006. Excluding the DCM acquisition, non-interest expense decreased by $795,000 reflecting the expense reductions identified and taken in the beginning of 2007. In comparison to the second quarter, operating expenses were virtually unchanged, increasing $41,000, or 0.5 percent. Salaries and benefit expense increased marginally as a result of the growth being experienced at RDSI and DCM.

Nine Months Ended September 30, 2007 compared to Nine Months Ended September 30, 2006

Net Income: Rurban Financial Corp. had net income of $2.4 million or $0.47 per diluted share for the nine months ended September 30, 2007 compared to $2.0 million or $0.41 per diluted share for the nine months ended September 30, 2006. This represents a $301,000, or 14.7 percent, increase in comparison of the nine-month periods. Significant changes from period to period include a decrease in net interest income of $446,000, a $3.8 million increase in non-interest income and a $2.9 million increase in non-interest expense. The increase in non-interest income and non-interest expense is primarily due to the September 2006 acquisition of DCM, which provided $3.0 million of income and $2.9 million of expense.

Net Interest Income: For the nine months ended September 30, 2007, net interest income was $11.0 million, a decrease of $487,000, or 4.4 percent, from the nine-month period ended September 30, 2006. This decrease is primarily the result of a 35 basis point decrease in the year over year net interest margin. The banking industry as a whole has experienced margin compression throughout the past year. The Companies earning assets have decreased $16.0 million over the past twelve months. The strategic decision to restructure the balance sheet is benefiting the company as the net interest margin has improvement during 2007. As mentioned previously, the loan portfolio continues to grow and the liquidity provided by the reduction in investment securities has been used to fund this growth. Rurban continues to monitor opportunities to improve the margin through funding loans with lower yielding investments.

Provision for Loan Losses: The provision for loan losses was $379,000 for the nine months ended September 30, 2007 compared to $337,000 for the nine months ended September 30, 2006.

Non-interest Income: Non-interest income was $20.0 million for the nine months ended September 30, 2007 compared with $16.2 million for the nine months ended September 30, 2006. Data Processing accounted for $4.2 million of the increase with DCM accounting for $3.0 million and RDSI contributing approximately $1.2 million. Excluding DCM’s contribution, non-interest income for the period increased $850,000, or 5.4 percent. Management continues to focus on fee income opportunities within the SBA and FSA programs. Trust fee income also increased from $2.3 million to $2.5 million, as total trust assets managed reached a record high of $389 million.

Non-interest Expense: For the nine months ended September 30, 2007, total non-interest expense was $27.5 million compared with $24.5 million for the nine months ended September 30, 2006. This represents a $2.9 million, or 11.9 percent, increase period over period. Of the overall increase, salaries and benefits accounted for $966,000, equipment expenses increased $740,000, postage and delivery expenses increased $771,000 and professional fees were up $115,000. Again, the acquisition of DCM had a major role in the increases, as they accounted for $2.9 million of expenses that were not in the September 30, 2006 totals.

Changes in Financial Condition

September 30, 2007 vs. December 31, 2006

At September 30, 2007, total assets were $565.7 million, representing an increase of $9.7 million or 1.7 percent, from December 31, 2006. The increase was primarily attributable to an increase in total loans of $18.2 million, or 4.9 percent during the nine month period. A decrease in cash and cash equivalents of $9.6 million, primarily a decrease in fed funds sold of $9.1 million offset the loan increase. The fed funds were used to fund the loan growth and in turn have improved the net interest margin, as the fed funds have been reinvested in higher yielding loans.

Year- over-year, average assets increased $2.0 million, or 0.4 percent. Loan growth over the past twelve months was approximately $23.9 million, or 6.6 percent, reaching $388.3 million at September 30, 2007; this growth was entirely organic. Virtually all of the growth in the Bank’s loan portfolio over this period was derived from the commercial sector. After a steady but slow first quarter resulting from both competitive factors and the priority given to merger activities, loan growth continued to be strong during the third quarter of 2007, growing at an annualized rate of 6.6 percent.

At September 30, 2007, liabilities totaled $507.2 million, an increase of $8.1 million since December 31, 2006. Of this increase, significant changes included fed funds borrowed, which increased $4.4 million; retail repurchase agreements, which increased $10.3 million (31.9 percent). These increases were offset by decreases in notes payable, which decreased $1.6 million (60.4 percent); and other liabilities, which decreased $1.8 million (31.0 percent). Deposit balances decreased $1.4 million. Of the $1.4 million decrease in total deposits, time deposits decreased $4.2 million and demand deposits decreased $5.1 million during the period, while savings, interest checking and money market deposits increased $7.8 million. The decrease in time deposits was due to excess liquidity which allowed management to run off higher cost municipal deposits.

From December 31, 2006 to September 30, 2007, total shareholders’ equity increased $1.5 million, or 2.7 percent, to $58.5 million. Of this increase, retained earnings increased $1.4 million, which is the result of $2.4 million in net income less $953,000 in cash dividends to shareholders. Additional paid-in-capital increased $44,000 as the result of stock option expense incurred during the year. Accumulated other comprehensive loss increased $458,000 as the result of an increase in market value of the available-for-sale securities portfolio. The stock repurchase plan also reduced capital by $350,000 during 2007 as 28,000 shares have been repurchased YTD.

Capital Resources

At September 30, 2007, actual capital levels (in millions) and minimum required levels were as follows:

					Minimum Required
			Minimum Required		To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital (to risk weighted assets)
Consolidated	$64.2	15.8%	$32.5	8.0%	$-	N/A
State Bank	48.7	12.4	31.5	8.0	39.3	10.0

Both the Company and State Bank were categorized as well capitalized at September 30, 2007.

LIQUIDITY

Liquidity relates primarily to the Company’s ability to fund loan demand, meet deposit customers’ withdrawal requirements and provide for operating expenses. Assets used to satisfy these needs consist of cash and due from banks, federal funds sold, interest earning deposits in other financial institutions, securities available-for sale and loans held for sale. These assets are commonly referred to as liquid assets. Liquid assets were $115.6 million at September 30, 2007 compared to $125.5 million at December 31, 2006.

The Company’s residential first mortgage portfolio of $86.7 million at September 30, 2007 and $94.4 million at December 31, 2006, which can and has been used to collateralize borrowings, is an additional source of liquidity. At September 30, 2007, all eligible one-to-four family residential and commercial real estate loans were pledged under a Federal Home Loan Bank (“FHLB”) blanket lien.

The cash flow statements for the periods presented provide an indication of the Company’s sources and uses of cash, as well as an indication of the ability of the Company to maintain an adequate level of liquidity. A discussion of the cash flow statements for the nine months ended September 30, 2007 and 2006 follows.

The Company experienced positive cash flows from operating activities for the nine months ended September 30, 2007 and 2006. Net cash provided from operating activities was $4.1 million and $2.6 million, respectively, for the nine months ended September 30, 2007 and 2006.

Net cash flow from investing activities was $(22.1) million and $(38.7) million for the nine months ended September 30, 2007 and 2006, respectively. The changes in net cash from investing activities at September 30, 2007 included loan growth of $18.4 million, available-for-sale securities purchases totaling $29.4 million and purchases of premises equipment and software totaling $3.2 million. These cash payments were offset by $27.4 million in proceeds from maturities of available-for-sale securities. The changes in net cash from investing activities at September 30, 2006 included loan growth of $38.2 million, payment to the shareholders of Exchange Bancshares, Inc., which merged with the Company effective December 31, 2005, of $6.5 million and available-for-sale security purchases totaling $13.8 million. This was partially offset by proceeds from maturities and proceeds from the sales of available-for-sale securities totaling $10.4 million and $15.2 million, respectively.

Net cash flow from financing activities was $8.4 million and $41.8 million for the nine month periods ended September 30, 2007 and 2006, respectively. The 2007 financing activities included a $10.3 million increase in repurchase agreements, and a $4.4 million increase in fed funds borrowed. Demand deposits, money market, interest checking and savings accounts increased by a $2.7 million, offset by a decrease in certificates of deposit of $4.2 million. The net cash provided by financing activities at September 30, 2006 was primarily due to an increase in total deposits of $27.3 million, an increase in repurchase agreements of $25.7 million, an increase in notes payable of $2.5 million, partially offset by a decrease in fed funds purchases of $3.8 million and net Federal Home Loan Bank advances of $7.0 million.

Off-Balance-Sheet Borrowing Arrangements:

Significant additional off-balance-sheet liquidity is available in the form of FHLB advances, unused federal funds lines from correspondent banks, and the national certificate of deposit market.

Approximately $71.6 million of the Company’s $86.7 million residential first mortgage loan portfolio qualifies to collateralize FHLB borrowings and was pledged to meet FHLB collateralization requirements as of September 30, 2007. Based on the current collateralization requirements of the FHLB, approximately $28.7 million of additional borrowing capacity existed at September 30, 2007.

As of September 30, 2007, the Company had unused federal funds lines totaling $16.4 million from four correspondent banks. At December 31, 2006, the Company had $21.8 million in federal fund lines. Federal funds borrowed at September 30, 2007 and December 31, 2006 totaled $4.4 million and $0, respectively.

The Company’s contractual obligations as of September 30, 2007 consisted of long-term debt obligations, other debt obligations, operating lease obligations and other long-term liabilities. Long-term debt obligations were comprised of FHLB advances of $19.0 million. Other debt obligations were comprised of Trust Preferred Securities of $20.6 million. The operating lease obligation is a lease on the State Bank operations building of $99,600 per year, the RDSI-North building of $162,000 per year, the new Northtowne branch of State Bank of $60,000 per year and the DCM Lansing and Indiana facilities which total $108,000 and $60,000, respectively, per year. Other long-term liabilities were comprised of time deposits of $233.6 million.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The following table provides information about the Company’s financial instruments used for purposes other than trading that are sensitive to changes in interest rates as of September 30, 2007. It does not present when these items may actually reprice. For loans receivable, securities, and liabilities with contractual maturities, the table presents principal cash flows and related weighted-average interest rates by contractual maturities as well as the Company’s historical experience of the impact of interest rate fluctuations on the prepayment of loans and mortgage backed securities. For core deposits (demand deposits, interest-bearing checking, savings, and money market deposits) that have no contractual maturity, the table presents principal cash flows and, as applicable, related weighted-average interest rates based upon the Company’s historical experience, management’s judgment and statistical analysis, as applicable, concerning their most likely withdrawal behaviors. The current interest rates for core deposits have been assumed to apply for future periods in this table as the actual interest rates that will need to be paid to maintain these deposits are not currently known. Weighted average variable rates are based upon contractual rates existing at the reporting date.

Principal/Notional Amount Maturing or Assumed to Withdraw In:
(Dollars in Thousands)

Comparison of 2007 to 2006:	First	Years
Total rate-sensitive assets:	Year	2 - 5	Thereafter	Total
At September 30, 2007	$175,702	$184,873	$134,470	$495,045
At December 31, 2006	195,015	170,804	120,379	486,198
Increase (decrease)	$(19,313)	$14,069	$14,091	$8,847

Total rate-sensitive liabilities:
At September 30, 2007	$248,234	$230,870	$21,660	$500,764
At December 31, 2006	232,446	237,240	21,349	491,035
Increase (decrease)	$15,788	$(6,370)	$311	$9,729

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended September 30, 2007, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
a.	Not applicable
b.	Not applicable
c.	The following table provides information regarding repurchases of the Company’s common shares during the three months ended September 30, 2007:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
July 1 through July 31, 2007	19,568	$12.61	16,000	222,000
August 1 through August 31, 2007	—	—	—	222,000
September 1 through September 30, 2007	2,682	$12.67	—	222,000

(1)
In July and September 3,568 and 2,682 of the repurchased shares respectively, were purchased in the open market by Reliance Financial Services, an indirect subsidiary of the Company, in its capacity as the administrator of the Company’s Employee Stock Ownership and Savings Plan. The balance of shares repurchased were part of the publicly announced plan,

(2)
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
Date:  November 13, 2007

By:  /s/ Kenneth A. Joyce

Kenneth A. Joyce
President & Chief Executive Officer

By:  /s/ Duane L. Sinn

Duane L. Sinn
Executive Vice President & Chief Financial Officer