Form 10-K
period 2007-12-31
RURBAN FINANCIAL CORP
filed 2008-03-21
CIK 767405

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT of 1934
For the fiscal year ended December 31, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ____________

Commission File Number 0-13507

RURBAN FINANCIAL CORP.
(Exact name of Registrant as specified in its charter)

Ohio	34-1395608
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

401 Clinton Street, Defiance, Ohio	43512
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(419) 783-8950

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Shares, Without Par Value	The NASDAQ Stock Market, LLC

Securities registered pursuant to Section 12(g) of the Act:
Not Applicable

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Large Accelerate Filer ☐ Accelerated Filer ☐ Non-Accelerated Filer ☐ Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the common shares of the registrant held by non-affiliates computed by reference to the price at which the common shares were last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $59,158,736.

The number of common shares of the registrant outstanding at March 12, 2008 was 4,941,933.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for its Annual Meeting of Shareholders to be held on April 17, 2008 are incorporated by reference into Part III of this Annual Report on Form 10-K.

RURBAN FINANCIAL CORP.

2007 ANNUAL REPORT ON FORM 10-K

3.

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

Through its direct and indirect subsidiaries, The State Bank and Trust Company (“State Bank”), RFCBC, Inc. (“RFCBC”), Rurbanc Data Services, Inc. (“RDSI”), Diverse Computer Marketers, Inc. (“DCM”), Reliance Financial Services (“RFS”), Rurban Mortgage Company (“RMC”), Rurban Statutory Trust I (“RST I”), and Rurban Statutory Trust II (“RST II”), the Company is engaged in a variety of activities, including commercial banking, data and item processing, and trust and financial services, as explained in more detail below.

General Description of Holding Company Group

State Bank

State Bank is an Ohio state-chartered bank. State Bank presently operates six branch offices in Defiance County, Ohio (five in the city of Defiance and one in Ney), two branch offices in adjacent Paulding County, Ohio (one each in Paulding and Oakwood), three branch offices in Fulton County, Ohio (one each in Delta, Lyons and Wauseon), two branch offices in Allen County, Ohio (two in the city of Lima), three branch offices in Wood County, Ohio (one each in Luckey, Walbridge and Perrysburg) and one office in adjacent Lucas County, Ohio, a Loan Production Office in Franklin County, and one branch office in Allen County, Indiana. At December 31, 2007, State Bank had 162 full-time equivalent employees.

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

RFS is a trust and financial services company and was merged into State Bank during 2007. RFS offers various trust and financial services, including asset management services for individuals and corporate employee benefit plans, as well as brokerage services through Raymond James Financial, Inc.

RMC

RMC is an Ohio corporation and wholly-owned subsidiary of State Bank. RMC is a mortgage company; however, it ceased originating mortgage loans in the second quarter of 2000 and is presently inactive.

At December 31, 2007, RMC had no employees.

RFCBC

RFCBC is an Ohio corporation and wholly-owned subsidiary of the Company that was incorporated in August 2004. RFCBC operates as a loan subsidiary in servicing and working out problem loans. At December 31, 2007, RFCBC had no employees.

4.

RDSI

RDSI has been in operation since 1964 and became an Ohio corporation in June 1976. RDSI has two operating locations: one in Defiance, Ohio, and one in Holland, Michigan. At December 31, 2007, RDSI had 70 full-time equivalent employees.

RDSI delivers software systems to the banking industry which provide a broad range of data processing and item processing services in an outsourced environment utilizing Information Technology Inc. (ITI) software.

DCM

DCM was acquired in September of 2006. DCM is a Michigan corporation and a wholly-owned subsidiary of RDSI. DCM has one operating location: Lansing, Michigan. At December 31, 2007, DCM had 29 full-time equivalent employees.

DCM delivers item processing services to the banking industry in an outsourced environment utilizing BankWare software.

DCM was merged into RDSI effective December 31, 2007 and now operates as a division of RDSI doing business as “DCM”.

RST I

RST I is a trust that was organized in August 2000. In September 2000, RST I closed a pooled private offering of 10,000 Capital Securities with liquidation amount of $1,000 per security. The proceeds of the offering were loaned to the Company in exchange for junior subordinated debentures with terms similar to the Capital Securities. The sole assets of RST I are the junior subordinated debentures and the back-up obligations, which in the aggregate, constitute a full and unconditional guarantee by the Company of the obligations of RST I under the Capital Securities.

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

Recent Developments

During the first quarter of 2007, Rurban merged Reliance Financial Services, N.A., its trust and investment subsidiary, and The Exchange Bank, its recently acquired community bank, into The State Bank and Trust Company. This action has allowed efficiencies leading to continuing core profit improvement at The State Bank and Trust Company.

State Bank continues to expand its reach to higher-growth markets. In January 2007, the Fort Wayne, Indiana Loan Production Office was converted to a full-service branch. State Bank continued its entrance to growth markets by opening a Loan Production Office in Columbus, Ohio in December, 2007.

RDSI and DCM, Rurban’s data and item processing subsidiaries, reported another record year. The total number of banks being processed increased by 5 to 117. Revenue increased to $20.6 million, a $4.3 million, or 27% increase, over the previous year’s results. Net income was a record $2.5 million for the year.

5.

On April 12, 2007, Rurban initiated a stock repurchase program, authorizing the repurchase of up to 250,000 shares, or approximately 5%, of the Company’s outstanding shares. As of the end of the fourth quarter, Rurban repurchased 48,500 shares at an average cost of $12.58 per share.

Rurban increased its dividend to shareholders from $0.21 per share during 2006 to $0.26 per share in 2007.

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

State Bank’s competition for deposits comes from other commercial banks, savings associations, money market funds and credit unions as well as from insurance companies and securities brokerage firms. The primary factors in competing for deposits are interest rates paid on deposits, account liquidity and convenience of office location.

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

Regulation of Bank Holding Companies and Their Subsidiaries in General

The Company is a bank holding company and, as such, is subject to regulation under the Bank Holding Company Act of 1956, as amended (the “Bank Holding Company Act”). The Bank Holding Company Act requires the prior approval of the Federal Reserve Board before a bank holding company may acquire direct or indirect ownership or control of more than 5% of the voting shares of any bank (unless the bank is already majority owned by the bank holding company), acquire all or substantially all of the assets of another bank or bank holding company, or merge or consolidate with any other bank holding company. Subject to certain exceptions, the Bank Holding Company Act also prohibits a bank holding company from acquiring 5% of the voting shares of any company that is not a bank and from engaging in any business other than banking or managing or controlling banks. The primary exception to this prohibition allows a bank holding company to own shares in any company the activities of which the Federal Reserve Board had determined, as of November 19, 1999, to be so closely related to banking as to be a proper incident thereto.

The Company is subject to the reporting requirements of, and examination and regulation by, the Federal Reserve Board. The Federal Reserve Board has extensive enforcement authority over bank holding companies, including, without limitation, the ability to assess civil money penalties, issue cease and desist or removal orders, and require that a bank holding company divest subsidiaries, including its subsidiary banks. In general, the Federal Reserve Board may initiate enforcement actions for violations of laws and regulations and unsafe or unsound practices. A bank holding company and its subsidiaries are prohibited from engaging in certain tying arrangements in connection with extensions of credit and/or the provision of other property or services to a customer by the bank holding company or its subsidiaries.

6.

State Bank is a member of the Federal Reserve System, so its primary federal regulator is the Federal Reserve Board. The Federal Reserve Board issues regulations governing the operations of State Bank and examines State Bank. The Federal Reserve Board may initiate enforcement action against insured depository institutions and affiliated persons for violations of laws and regulations and for engaging in unsafe or unsound practices. The deposits of State Bank are insured by the Federal Deposit Insurance Corporation (“FDIC”) and are subject to the applicable provisions of the Federal Deposit Insurance Act.

As a state-chartered bank incorporated under Ohio law, State Bank is also subject to regulation, supervision and examination by the Ohio Division of Financial Institutions (the “Division”). The Division may initiate supervisory measures or formal enforcement actions against Ohio state-chartered banks and, if the grounds provided by law exist, the Division may place an Ohio bank in conservatorship or receivership. Whenever the Superintendent of Financial Institutions considers it necessary or appropriate, the Superintendent may also examine the affairs of any holding company or any affiliate or subsidiary of an Ohio bank.

Various requirements and restrictions under the laws of the United States and the State of Ohio affect the operations of State Bank, including requirements to maintain reserves against deposits, restrictions on the nature and amount of loans which may be made and the interest that may be charged thereon, restrictions relating to investments and other activities, limitations on credit exposure to correspondent banks, limitations on activities based on capital and surplus, limitations on payment of dividends, and limitations on branching. Various consumer laws and regulations also affect the operations of State Bank.

The Federal Home Loan Banks (“FHLBs”) provide credit to their members in the form of advances. As a member of the FHLB of Cincinnati, State Bank must maintain certain minimum investments in the capital stock of the FHLB of Cincinnati. State Bank was in compliance with these requirements at December 31, 2007.

Dividends

The ability of the Company to obtain funds for the payment of dividends and for other cash requirements is largely dependent on the amount of dividends that may be declared by its subsidiaries. State Bank may not pay dividends to the Company if, after paying such dividends, it would fail to meet the required minimum levels under the risk-based capital guidelines and the minimum leverage ratio requirements. State Bank must obtain the approval of the Federal Reserve Board and the Ohio Division of Financial Institutions if a dividend in any year would cause the total dividends for that year to exceed the sum of the current year’s net profits and the retained net profits for the preceding two years, less required transfers to surplus. Payment of dividends by State Bank may be restricted at any time at the discretion of the regulatory authorities, if they deem such dividends to constitute an unsafe and/or unsound banking practice. These provisions could have the effect of limiting the Company’s ability to pay dividends on its outstanding common shares. Moreover, the Federal Reserve Board expects the Company to serve as a source of strength to its subsidiary banks, which may require it to retain capital for further investment in the subsidiary, rather than for dividends to shareholders of the Company.

Transactions with Affiliates, Directors, Executive Officers and Shareholders

Sections 23A and 23B of the Federal Reserve Act and Federal Reserve Board Regulation W restrict transactions by banks and their subsidiaries with their affiliates. Any company or entity that controls, is controlled by or is under common control with a bank is generally considered to be an affiliate of the bank.

7.

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

Regulatory Capital

The Federal Reserve Board has adopted risk-based capital guidelines for bank holding companies and for state member banks, such as State Bank. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk weighted assets by assigning assets and off-balance-sheet items to broad risk categories. The minimum ratio of total capital to risk weighted assets (including certain off-balance-sheet items, such as standby letters of credit) is 8%. Of that 8%, 4% is to be comprised of common shareholders’ equity (including retained earnings but excluding treasury stock), non-cumulative perpetual preferred stock, a limited amount of cumulative perpetual preferred stock, and minority interests in equity accounts of consolidated subsidiaries, less goodwill and certain other intangible assets (“Tier 1 capital”). The remainder (“Tier 2 capital”) may consist, among other things, of certain amounts of mandatory convertible debt securities, subordinated debt, preferred stock not qualifying as Tier 1 capital, an allowance for loan and lease losses and net unrealized gains, after applicable taxes, on available-for-sale equity securities with readily determinable fair values, all subject to limitations established by the guidelines. The Federal Reserve Board also imposes a minimum leverage ratio (Tier 1 capital to total assets) of 3% for bank holding companies and state member banks that meet certain specified conditions, including no operational, financial or supervisory deficiencies, and including having the highest regulatory rating. The minimum leverage ratio is 1%-2% higher for other bank holding companies and state member banks based on their particular circumstances and risk profiles and those experiencing or anticipating significant growth. Failure to meet applicable capital guidelines could subject a banking institution to a variety of enforcement remedies available to federal and state regulatory authorities, including the termination of deposit insurance by the FDIC.

The federal banking regulators have established regulations governing prompt corrective action to resolve capital deficient banks. The regulations establish five capital level categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Under these regulations, institutions which become undercapitalized can become subject to mandatory regulatory scrutiny and limitations, which increase as capital decreases. Such institutions may also be required to file capital plans with their primary federal regulator, and their holding companies may be required guarantee the capital shortfall up to 5% of the assets of the capital deficient institution at the time it becomes undercapitalized.

8.

The Company and State Bank, at year end 2007, were categorized as “well capitalized”.

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

On January 1, 2007, final rules under the Deposit Insurance Reform Acts became effective. The final rules set a base assessment schedule for 2007 for DIF premiums. For banks with less than $10 billion in assets, the premium assessment rates are based on a combination of financial ratios and CAMELS component ratings. The final rules also provide a one-time credit to institutions to offset amounts owed for deposit insurance.

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

9.

The Gramm-Leach-Bliley Act defines “financial in nature” to include: (i) securities underwriting, dealing and market making; (ii) sponsoring mutual funds and investment companies; (iii) insurance underwriting and agency; (iv) merchant banking activities; and (v) activities that the Federal Reserve Board has determined to be closely related to banking.

The Company has not elected to become a financial holding company. The Company intends to continue to analyze the proposed advantages and disadvantages of becoming a financial holding company on a periodic basis.

SEC Regulation

The Company is subject to the jurisdiction of the Securities and Exchange Commission (the “SEC”) and certain state securities authorities relating to the offering and sale of its securities. The Company is subject to the registration, reporting and other regulatory requirements of the Securities Act of 1933, as amended, and the Exchange Act and the rules adopted by the SEC under those acts. The Company’s common shares are listed on The NASDAQ Global Market under the symbol “RBNF”, and the Company is subject to the NASDAQ rules and regulations applicable to listed companies.

Sarbanes-Oxley Act of 2002 and Related Rules Affecting Corporate Governance

As mandated by the Sarbanes-Oxley Act of 2002, the SEC has adopted rules and regulations governing, among other issues, corporate governance, auditing and accounting and executive compensation, and enhanced the timely disclosure of corporate information. The SEC has also approved corporate governance rules promulgated by The NASDAQ Stock Market, Inc. (“NASDAQ”). The Board of Directors of the Company has taken a series of actions to comply with the new NASDAQ and SEC rules and to further strengthen its corporate governance practices. The Company has adopted and implemented a Code of Conduct and Ethics and a copy of that policy can be found on the Company’s website at www.rurbanfinancial.net by first clicking “Corporate Governance” and then “Code of Conduct”. The Company has also adopted charters of the Audit Committee, the Compensation Committee and the Executive Governance and Nominating Committee, which charters are available on the Company’s website at www.rurbanfinancial.net by first clicking “Corporate Governance” and then “Supplementary Info”.

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

10.

Available Information

The Company will provide, without charge, to each shareholder, upon written request to Rurban Financial Corp., P.O. Box 467, Defiance, Ohio 43512, Attention: Valda Colbart, Investor Relations Department, a copy of the Company's Annual Report on Form 10-K, including the Financial Statements and Schedules thereto required to be filed with the SEC, for the Company's most recent fiscal year.

Statistical Financial Information Regarding the Company

The following schedules and tables analyze certain elements of the consolidated balance sheets and statements of income of the Company and its subsidiaries, as required under Exchange Act Industry Guide 3 promulgated by the SEC, and should be read in conjunction with the narrative analysis presented in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements of the Company and its subsidiaries included at pages F-1 through F-53 of this Annual Report on Form 10-K.

11.

I.	DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

The following are the condensed average balance sheets for the years ending December 31 and the interest earned or paid on such amounts and the average interest rate thereon:

	2007			2006			2005
($in thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets:
Securities
Taxable	$84,389	$4,284	5.08%	$119,394	$5,212	4.37%	$108,306	$4,337	4.00%
Non-taxable (1)	16,405	978	5.96%	14,497	848	5.85%	7,248	403	5.56%
Federal funds sold	5,072	225	4.44%	2,259	177	7.84%	4,881	160	3.28%
Loans, net (2)(3)	381,449	27,893	7.31%	354,400	25,055	7.07%	268,158	16,659	6.21%
Total earning assets	487,315	33,380	6.85%	490,550	31,292	6.38%	388,593	21,559	5.55%
Cash and due from banks	11,605			11,827			9,653
Allowance for loan losses	(3,843)			(4,495)			(4,885)
Premises and equipment	19,788			19,387			15,570
Other assets	41,707			36,825			24,435

Total assets	$556,572			$554,094			$433,366

Liabilities
Deposits
Savings and interest-bearing demand deposits	$138,314	$2,714	1.96%	$127,179	$1,656	1.30%	$102,453	$716	0.70%
Time deposits	231,605	10,882	4.70%	228,193	9,366	4.10%	167,140	4,935	2.95%
Short-term borrowings	36,588	1,653	4.52%	21,965	946	4.30%	6,854	165	2.41%
Advances from FHLB	19,329	1,037	5.36%	41,353	2,106	5.09%	46,376	2,040	4.40%
Junior subordinated debentures	20,620	1,809	8.77%	20,620	1,787	8.67%	14,434	1,275	8.83%
Other borrowed funds	1,641	127	7.74%	939	75	7.98%	2,247	237	10.55%
Total interest-bearing liabilities	448,097	18,222	4.07%	440,249	15,936	3.62%	339,504	9,368	2.76%

Demand deposits	42,848			47,176			36,675
Other liabilities	7,682			12,168			6,105
Total liabilities	498,627			499,593			382,284
Shareholders' equity	57,945			54,501			51,083

Total liabilities and shareholders' equity	$556,572			$554,094			$433,367

Net interest income (tax equivalent basis)		$15,158			$15,356			$12,191

Net interest income as a percent of average interest-earning assets			3.11%			3.13%			3.14%

(1)	Interest is computed on a tax equivalent basis using a 34% statutory tax rate. The tax equivalent adjustment was $333, $288 and $137 in 2007, 2006 and 2005, respectively.
(2)	Nonaccruing loans and loans held for sale are included in the average balances.
(3)	Interest is computed on a tax equivalent basis using a 34% statutory tax rate. The tax equivalent adjustment was $38 and $33 in 2007 and 2006 respectively.

12.

I.	DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY;
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
Interest on non-taxable securities has been adjusted to a fully tax equivalent basis using a statutory tax rate of 34% in 2007, 2006 and 2005.

	Total
	Variance	Variance Attributable To
	2007/2006	Volume	Rate
	(dollars in thousands)
Interest income
Securities
Taxable	$(928)	$(1,688)	$760
Non-taxable	130	113	17
Federal funds sold	48	149	(101)
Loans, net of unearned income and deferred loan fees	2,838	1,958	880
	2,088	532	1,556

Interest expense
Deposits
Savings and interest-bearing demand deposits	1,058	156	902
Time deposits	1,516	142	1,374
Short-term borrowings	707	659	48
Advances from FHLB	(1,069)	(1,176)	107
Trust preferred securities	22	-	22
Other borrowed funds	52	54	(2)
	2,286	(165)	2,451

Net interest income	$(198)	$697	$(895)
13.

I.	DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY;
INTEREST RATES AND INTEREST DIFFERENTIAL (Continued)

	Total
	Variance	Variance Attributable To
	2006/2005	Volume	Rate
	(dollars in thousands)
Interest income
Securities
Taxable	$875	$465	$410
Non-taxable	445	423	22
Federal funds sold	17	(119)	136
Loans, net of unearned income and deferred loan fees	8,396	5,875	2,521
	9,733	6,644	3,089

Interest expense
Deposits
Savings and interest-bearing demand deposits	940	205	735
Time deposits	4,431	2,143	2,288
Short-term borrowings	781	575	206
Advances from FHLB	66	(235)	301
Trust preferred securities	512	537	(25)
Other borrowed funds	(162)	(114)	(48)
	$6,568	$3,111	$3,457

Net interest income	$3,165	$3,533	$(368)
14.

II.	INVESTMENT PORTFOLIO

A.	The book value of securities available for sale as of December 31 in each of the following years are summarized as follows:

Book Value of Securities

	2007	2006	2005
	(dollars in thousands)
U.S. Treaury and government agencies	$40,189	$58,123	$89,671
State and political subdivisions	16,019	15,465	12,694
Mortgage-backed securities	36,380	28,770	35,660
Other securities	50	81	1,305
Marketable equity securities	23	23	23

Total	$92,661	$102,462	$139,353

B.
The maturity distribution and weighted average interest rates of securities available for sale at December 31, 2007 are set forth in the table below. The weighted average interest rates are based on coupon rates for securities purchased at par value and on effective interest rates considering amortization or accretion if the securities were purchased at a premium or discount.:

	Maturing
		After One Year	After Five Years
	Within	but within	but within	After
	One Year	Five Years	Ten Years	Ten Years
	(dollars in thousands)
U.S. Treaury and government agencies	$-	$1,153	$39,036	$-
State and political subdivisions	554	603	2,150	12,712
Mortgage-backed securities	176	3,178	3,229	29,797
Other securities	-	50	-	-

Total	$730	$4,984	$44,415	$42,509

Marketable equity securities with no maturity	$23

Weighted average yield (1)	2.61%	4.68%	4.90%	5.13%

(1)	Yields are not presented on a tax-equivalent basis.

C.
Excluding those holdings of the investment portfolio in U.S. Treasury securities and other agencies of the U.S. Government, there were no other securities of any one issuer which exceeded 10% of the shareholders' equity of the Company at December 31, 2007.

15.

III.	LOAN PORTFOLIO

A.	Types of Loans - Total loans on the balance sheet are comprised of the following classifications at December 31 for the years indicated:

Types of Loans

(dollars in thousands)	2007	2006	2005	2004	2003

Commercial and Agricultural	$253,202	$225,827	$187,667	$188,532	$188,532
Real estate mortgage	84,621	94,389	89,086	63,828	46,718
Consumer loans to individuals	51,358	49,314	48,877	31,949	37,310
Leases	330	857	1,661	5,128	11,775

Total loans	$389,511	$370,387	$327,291	$264,750	$284,335

Real estate mortgage loans held for resale	$1,650	$390	$224	$113	$219

Concentrations of Credit Risk: The Company grants commercial, real estate and installment loans to customers mainly in northwest Ohio. Commercial loans include loans collateralized by commercial real estate, business assets and, in the case of agricultural loans, crops and farm equipment. As of December 31, 2007, commercial and agricultural loans made up approximately 65% of the loan portfolio and the loans are expected to be repaid from cash flow from operations of businesses. As of December 31, 2007, residential first mortgage loans made up approximately 21.7% of the loan portfolio and are collateralized by first mortgages on residential real estate. As of December 31, 2007, consumer loans to individuals made up approximately 13.3% of the loan portfolio and are primarily collateralized by consumer assets.

B.
Maturities and Sensitivities of Loans to Changes in Interest Rates - The following table shows the amounts of commercial and agricultural loans outstanding as of December 31, 2007 which, based on remaining scheduled repayments of principal, are due in the periods indicated. Also, the amounts have been classified according to sensitivity to changes in interest rates for commercial and agricultural loans due after one year. (Variable-rate loans are those loans with floating or adjustable interest rates.)

Maturing (dollars in thousands)	Commercial and Agricultural
Within one year	$63,266
After one year but within five years	75,597
After five years	114,339

Total commercial and agricultural loans	$253,202

16.

III. LOAN PORTFOLIO (Continued)

Commercial And Agricultural

	Interest Sensitivity
	Fixed	Variable
	Rate	Rate	Total
	(dollars in thousands)

Due after one year but within five years	$22,681	$52,916	$75,597
Due after five years	11,086	103,253	114,339

Total	$33,767	$156,169	$189,936

C.	Risk Elements

1.	Non-accrual, Past Due, Restructured and Impaired Loans – The following schedule summarizes non-accrual, past due, restructured and impaired loans at December 31 in each of the following years.

	2007	2006	2005	2004	2003
	(dollars in thousands)
(a) Loans accounted for on a non-accrual basis	$5,990	$3,828	$6,270	$13,384	$18,352
(b) Accuring loans which are contractually past due 90 days or more as to interest or principal payments	-	-	5	11	-
(c) Loans not included in (a) which are "Troubled Debt Restructurings" as defined by Statement of Financial Accounting Standards No. 15	159	166	825	1,570	5,058
Total non-performing loans	$6,149	$3,994	$7,100	$14,965	$23,410

(d) Other loans defined as impaired	$593	$82	$3,283	$4,671	$9,099

2007
(In thousands)
Cash basis interest income recognized on impaired loans outstanding at December 31, 2007	$75

Interest income actually recorded on impaired loans and included in net income for the period	63

2007 unrecorded interest income on non-accrual loans	351

17.

III.	LOAN PORTFOLIO (Continued)

Management believes the allowance for loan losses at December 31, 2007 is adequate to absorb any losses on non-performing loans, as the allowance balance is maintained by management at a level considered adequate to cover losses that are probable based on past loss experience, general economic conditions, information about specific borrower situations, including their financial position and collateral values, and other factors and estimates which are subject to change over time.

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

As of December 31, 2007, in addition to the $6,149,000 of loans reported under Item III.C.1. above (which amount includes all loans classified by management as doubtful or loss), there were approximately $1,416,000 in other outstanding loans where known information about possible credit problems of the borrowers caused management to have concerns as to the ability of such borrowers to comply with the present loan repayment terms (loans classified as substandard by management) and which may result in disclosure of such loans pursuant to Item III.C.1. at some future date. In regard to loans classified as substandard, management believes that such potential problem loans have been adequately evaluated in the allowance of loan losses.

18.

III.	LOAN PORTFOLIO (Continued)

3.	Foreign Outstandings

None

4.	Loan Concentrations

At December 31, 2007, loans outstanding related to agricultural operations or collateralized by agricultural real estate aggregated approximately $43,369,000, or 11.1 % of total loans.

D.	Other Interest-Bearing Assets

There were no other interest-bearing assets as of December 31, 2007 which would be required to be disclosed under Item III.C.1 or Item III.C.2. if such assets were loans.

19.

IV.	SUMMARY OF LOAN LOSS EXPERIENCE

A.	The following schedule presents an analysis of the allowance for loan losses, average loan data and related ratios for the years ended December 31:

	2007	2006	2005	2004	2003
	(dollars in thousands)
Loans
Loans outstanding at end of period	$389,269	$370,102	$327,048	$264,481	$284,104

Average loans outstanding during period	$381,453	$354,726	$268,158	$271,503	$385,153

Allowance for loan losses
Balance at beginning of period	$3,717	$4,700	$4,899	$10,181	$17,694
Balance, Exchange			910
Balance, Oakwood
Loans charged-off
Commercial and agricultural loans	(104)	(1,277)	(2,760)	(6,599)	(10,089)
Real estate mortgage	(81)	(100)	(133)	(12)	(195)
Leases	-	-	(208)	(70)	(225)
Consumer loans to individuals	(247)	(440)	(308)	(308)	(1,345)
	(432)	(1,817)	(3,409)	(6,989)	(11,854)
Recoveries of loans previously charged-off
Commercial and agricultural loans	85	419	1,566	1,835	2,497
Real estate mortgage	4	75	2	52	86
Leases	-	-	4	31	109
Consumer loans to individuals	95	162	145	188	447
	184	656	1,717	2,106	3,139

Net loans charged-off	(248)	(1,160)	(1,692)	(4,883)	(8,715)

Provision for loan losses	521	178	583	(399)	1,202

Balance at end of period	$3,990	$3,717	$4,700	$4,899	$10,181

Ratio of net charge-offs during the period to average loans outstanding during the period	0.07%	0.33%	0.63%	1.80%	2.26%

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

20.

IV.	SUMMARY OF LOAN LOSS EXPERIENCE (Continued)

B.	The following schedule provides a breakdown of the allowance for loan losses allocated by type of loan and related ratios.

(dollars in thousands)	Allocation of the Allowance for Loan Losses
		Percentage		Percentage		Percentage		Percentage		Percentage
		of Loans In		of Loans In		of Loans In		of Loans In		of Loans In
		Each		Each		Each		Each		Each
		Category to		Category to		Category to		Category to		Category to
	Allowance	Total	Allowance	Total	Allowance	Total	Allowance	Total	Allowance	Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
	December 31, 2007		December 31, 2006		December 31, 2005		December 31, 2004		December 31, 2003

Commercial and agricultural	$2,945	73.8%	$2,945	79.2%	$3,728	57.3%	$4,502	61.9%	$9,649	66.3%
Residential first mortgage	590	14.8%	317	8.5%	291	27.2%	141	24.1%	75	16.4%
Consumer loans to individuals	455	11.4%	455	12.3%	681	15.5%	256	14.0%	457	17.3%
	$3,990	100.0%	$3,717	100.0%	$4,700	100.0%	$4,899	100.0%	$10,181	100.0%

While management's periodic analysis of the adequacy of the allowance for loan losses may allocate portions of the allowance for specific problem loan situations, the entire allowance is available for any loan charge-offs that occur.

21.

V.	DEPOSITS

The average amount of deposits and average rates paid are summarized as follows for the years ended December 31:

	2007		2006		2005
	Average	Average	Average	Average	Average	Average
	Amount	Rate	Amount	Rate	Amount	Rate
	(dollars in thousands)
Savings and interest-bearing demand deposits	$138,314	1.96%	$127,179	1.30%	$102,453	0.70%
Time deposits	231,604	4.70%	228,193	4.10%	167,140	2.95%
Demand deposits (non-interest-bearing)	42,849	—	47,176	—	36,675	—
	$412,767		$402,548		$306,268

Maturities of time certificates of deposit and other time deposits of $100,000 or more outstanding at December 31, 2007 are summarized as follows:

Amount
(dollars in thousands)

Three months or less	$11,594
Over three months and through six months	17,216
Over six months and through twelve months	20,310
Over twelve months	8,231

Total	$57,351

22.

VI.	RETURN ON EQUITY AND ASSETS

The ratio of net income to average shareholders' equity and average total assets and certain other ratios are as follows for periods ended December 31:

	2007	2006	2005
	(dollars in thousands)
Average total assets	$556,572	$554,094	$433,367

Average shareholders’ equity	$57,945	$54,501	$51,083

Net income	$3,257	$2,760	$673

Cash dividends declared	$1,303	$1,056	$914

Return on average total assets	0.59%	0.50%	0.16%

Return on average shareholders' equity	5.62%	5.06%	1.32%

Dividend payout ratio (1)	40.01	38.25	133.33

Average shareholders' equity to average total assets	10.41%	9.84%	11.79%

(1) Cash dividends declared divided by net income.

VII.	SHORT-TERM BORROWINGS

The Company did have short-term borrowings during 2005 but the average ending balance for the period did not exceed 30% or more of shareholders’ equity.

The following information is reported for short-term borrowings for 2007 and 2006:

	2007	2006
		(dollars in thousands)
Amount outstanding at end of year	$43,006	$32,271

Weighted average interest rate at end of year	4.38%	4.43%

Maximum amount outstanding at any month end	$46,966	$32,584

Average amount outstanding during the year	$36,588	$21,965

Weighted average interest rate during the year	4.51%	4.30%

23.

Item 1A. Risk Factors

Cautionary Statement Regarding Forward-Looking Information

Certain statements contained in this Annual Report on Form 10-K, and in other statements that we make from time to time in filings by the Company with the SEC, in press releases, and in oral and written statements made by or with the approval of the Company which are not statements of historical fact constitute forward-looking statements with in the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements preceded by or that include the words or phases “anticipates,” “believes,” “plans,” “intends,” “expects,” “projects,” “estimates,” “should,” “may,” “would be,” “will allow,” “will likely result,” “will continue,” “will remain,” or similar expressions.

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed in the forward-looking statements. We desire to take advantage of the “safe harbor” provisions of the Act.

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

Forward-looking statements speak only as of that date on which they are made. Except as may be required by law, the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made to reflect unanticipated events.

All forward-looking statements attributable to the Company or any person acting on our behalf are qualified in their entirety by the following cautionary statements.

Adverse Economic Conditions could adversely affect our financial condition results of operations.

Our success depends significantly upon the general economic conditions in the local markets in which we operate, as well as the strength of the U.S. economy in general. Conditions such as inflation, recession, unemployment, money supply and other factors outside our control may adversely affect our asset quality, deposit levels and loan demand and, therefore, our financial condition and results of operations. Decreases in real estate values could adversely affect the value of property used as collateral for our real estate loans. In addition, adverse changes in the economy could adversely affect the ability of our borrowers to make timely repayments of their loans, which could have an adverse impact on our financial condition and results of operations. The substantial majority of our loans are to individuals and businesses in Northwestern Ohio. As a result, adverse economic in this market area, including the loss of certain significant employers, could reduce our growth and generally affect our financial condition and results of operations.

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

24.

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

Our loan customers may not repay their loans according to their terms, and the collateral securing the payment of these loans may be insufficient to pay any remaining loan balance. We may experience significant loan losses, which could have a material adverse effect on our operating results. In accordance with accounting principles generally accepted in the United States, we maintain an allowance for loan losses to provide for loan defaults and non-performance, which when combined, we refer to as the allowance for loan losses. Our allowance for loan losses may not be adequate to cover actual credit losses, and future provisions for credit losses could have a material adverse effect on our operating results. Our allowance for loan losses is based on prior experience, as well as an evaluation of the risks in the current portfolio. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates that may be beyond our control, and these losses may exceed current estimates. Federal regulatory agencies, as an integral part of their examination process, review our loans and allowance for loan losses. We cannot assure you that we will not further increase the allowance for loan losses or that regulators will not require us to increase this allowance. Either of these occurrences could have a material adverse effect on our financial condition and results of operations.

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

25.

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

26.

A limited trading market exists for our common shares which could lead to price volatility.

Your ability to sell or purchase our common shares depends upon the existence of an active trading market for our common shares. While our stock is quoted on the NASDAQ Global Market, it trades infrequently. As a result, you may be unable to sell or purchase our common shares at the volume, price and time you desire. The limited trading market for our common shares may cause fluctuations in the market value of our common shares to be exaggerated, leading to price volatility in excess of that which would occur in a more active trading market.

The preparation of our financial statements requires the use of estimates that may vary from actual results.

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make significant estimates that affect the financial statements. Two of our most critical estimates are the level of the allowance for loan losses and the accounting for goodwill and other intangibles. Because of the inherent nature of these estimates, we cannot provide complete assurance that we will not be required to charge earnings for significant unexpected loan losses, nor that we will not recognize a material provision for impairment of our goodwill. For additional information regarding these critical estimates, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations beginning on page 36 of this Annual Report on Form 10-K.

Changes in accounting standards could impact our results of operations.

The accounting standard setters, including the Financial Accounting Standards Board, the SEC and other regulatory bodies, periodically change the financial accounting and reporting standards that govern the preparation of our consolidated financial statements. These changes can be difficult to predict and can materially affect how we record and report our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retroactively, which would result in the restatement of our financial statements for prior periods.

Item 1B. Unresolved Staff Comments

Not Applicable

Item 2. Properties.

The Company’s principal executive offices are located at 401 Clinton Street, Defiance, Ohio. This facility is owned by State Bank, and a portion of the facility is leased to the Company.

The following is a listing and brief description of the properties owned or leased by State Bank and used in its business:

1.	State Bank’s main office is owned and located at 401 Clinton Street, Defiance, Ohio. State Bank leases portions of this facility to the Company and the RFS division of State Bank. (Banking and Other)

2.	State Bank owns a drive-thru branch office located at 510 Third Street, Defiance, Ohio. (Banking)

3.	State Bank owns a full service branch office located at 150 West Main Street, Ney, Ohio. (Banking)

4.	State Bank leases a parcel of land for a full service branch office (Owned) located at 1600 North Clinton Street, Defiance, Ohio, pursuant to a 15-year lease. (Banking)

27.

5.	State Bank owns a drive-thru branch office located at 1856 East Second Street, Defiance, Ohio. (Banking)

6.	State Bank owns a full service branch office located at 220 North Main Street, Paulding, Ohio. (Banking)

7.	State Bank owns a full service branch office located at 312 Main Street, Delta, Ohio. (Banking)

8.	State Bank owns a full service branch office located at 133 E. Morenci Street, Lyons, Ohio. (Banking)

9.	State Bank owns a full service branch office located at 515 Parkview, Wauseon, Ohio. (Banking)

10.	State Bank leases a full service branch office located in the Chief Market Square supermarket at 705 Deatrick Street, Defiance, Ohio, pursuant to a 15-year lease. (Banking)

11.	State Bank owns a full service branch office located at 218 North First Street, Oakwood, Ohio. (Banking)

12.	State Bank owns a full service branch office located at 930 West Market Street, Lima, Ohio. (Banking)

13.	State Bank owns a full service branch office located at 2903 Elida Road, Lima, Ohio. (Banking)

14.	State Bank owns a full service branch office located at 12832 Coldwater Road, Fort Wayne, Indiana. (Banking)

15.	State Bank owns a full service branch office located at 235 Main Street, Luckey, Ohio. (Banking)

16.	State Bank owns a full service branch office located at 311 Main Street, Walbridge, Ohio. (Banking)

17.	State Bank owns a full service branch office located at 610 East South Boundary, Perrysburg, Ohio. (Banking)

18.	State Bank owns a full service branch office located at 6401 Monroe Street, Sylvania, Ohio. (Banking)

19.	State Bank leases a loan production office located at 75 South High Street, #8, Dublin, Ohio. (Banking)

RDSI leases office space located at 7622 St Rt. 66, Defiance, Ohio, office space located at 2010 S. Jefferson Ave., Defiance, Ohio, office space located at 11952 James Street, Holland, Michigan and office space located at 105 East Holland Street, Archbold, Ohio.

DCM leases office space located at 3101 Technology Blvd., Suite B, Lansing, Michigan.

28.

Item 3. Legal Proceedings.

There are no pending legal proceedings to which the Company or any of its subsidiaries is a party or to which any of their property is subject, except routine legal proceedings incidental to their business. None of such proceedings are considered by the Company to be material.

Item 4.  Submission of Matters to a Vote of Security Holders.

Not applicable.

29.

Supplemental Item: Executive Officers of the Registrant.

The following table lists the names and ages of the executive officers of the Company as of March 21, 2008, the positions presently held by each executive officer and the business experience of each executive officer during the past five years. Unless otherwise indicated, each person has held his principal occupation(s) for more than five years.

Name	Age	Position(s) Held with the Company and its Subsidiaries and Principal Occupation(s)

Kenneth A. Joyce	59
President and Chief Executive Officer of the Company since 2002; Chairman, Chief Executive Officer and a Director of Rurbanc Data Services, Inc. (“RDSI”) since 1997; Director of State Bank since 2002; Director of RFCBC since 2004; Chairman and Former Director of Reliance Financial Services (now a division of State Bank) (“RFS”) since 2005; Member of RFS Investment Committee since March 2007; Director of The Exchange Bank (“Exchange Bank”) from 2006 to March 2007; Chairman, CEO and Director of Rurban Operations Corp. (“ROC”) from 2006 to March 2007; Member of RFS Investment Committee since March 2007; Chairman and Director of Diverse Computer Marketers, Inc. (“DCM”) from 2006 to December 2007; Director of Promedica-Defiance Regional Medical Center and Promedica Physicians Group; Chairman of Promedica-Defiance Regional Medical Center Finance Committee; Chairman and Director of United Way (non-profit); Director of Kettenring Country Club.

Henry R. Thiemann	61
President of RDSI since September, 2007; President & Chief Executive Officer of RFCBC; Former President, Chief Executive Officer and Director of The Exchange Bank from 2006 to March 2007; Chief Operating Officer of the Company from May 2005 to December 2005; Executive Vice President and Chief Operating Officer of State Bank from 2002 to May 2005; President and Chief Executive Officer of RFCBC since 2004; Senior Vice President and Operations Manager of the Company from 1998 to 2001; Director of RFCBC since 2004; President and Director of RMC since August 1999; Former Director of ROC; Former Director of RFS.

Duane L. Sinn	37
Executive Vice President and Chief Financial Officer of the Company since December 2005; Senior Vice President and Financial Analysis Manager of State Bank from 2004 to December 2005; Senior Vice President and Controller of the Company from 2000 to 2004; Former Director of ROC; Former Director of RFS.

30.

Name	Age	Position(s) Held with the Company and its Subsidiaries and Principal Occupation(s)

Mark A. Klein	53
President and Chief Executive Officer of State Bank since January 2006; Senior Vice President Private Banking of Sky Bank, Toledo, Ohio from 2004 to January 2006; Vice President and Team Leader of Sky Bank, Toledo, Ohio from 2000 to 2004; Director of State Bank since 2006; Member of RFS Investment Committee since March 2007; Former Director of ROC; Former Director of RFS.

31.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

The common shares of the Company are traded on The NASDAQ Global Market (symbol “RBNF”). The table below sets forth the high and low sales prices and the cash dividends declared with respect to the common shares of the Company for the indicated periods. The high and low prices reflect actual prices for purchases and sales of the Company's common shares as reported by NASDAQ and not inter-dealer prices.
	Per Share		Per Share
	Sales Prices		Dividends
2007	High	Low	Declared

First Quarter	$11.92	$10.66	$.060
Second Quarter	12.82	11.71	.060
Third Quarter	12.90	12.46	.070
Fourth Quarter	13.25	10.25	.070

2006	High	Low	Declared

First Quarter	$13.00	$11.16	$.050
Second Quarter	12.44	10.90	.050
Third Quarter	12.00	10.82	.050
Fourth Quarter	11.79	10.50	.060

The Company plans to continue to pay regular quarterly cash dividends. However, there can be no assurance as to the amount of dividends which will be declared with respect to the common shares of the Company in the future, since such dividends are subject to the discretion of the Company’s Board of Directors, cash needs, general business conditions, dividends from the subsidiaries and applicable governmental regulations and policies. For a discussion of the regulatory limitations on our ability to pay dividends, see “Supervision and Regulation - Dividends” in Part I of this Annual Report on Form 10-K.

During the Fourth Quarter 2007, there were no sales of unregistered securities.

The approximate number of holders of the outstanding common shares of the Company, as of February 21, 2008, was 2,415.

32.

Repurchases of Common Shares

The following table provides information regarding repurchases of the Company’s common shares during the three months ended December 31, 2007:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
October 1 through October 31, 2007	5,731	$12.80	5,500	216,500
November 1 through November 30, 2007	12,642	$12.72	11,000	205,500
December 1 through December 31, 2007	4,995	$12.45	4,000	201,500

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

Share Performance

The following graph and related information shall not be deemed “soliciting material” or to be “filed” with the Securities and Exchange Commission, nor shall such information be deemed to be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that the Company specifically incorporates it by reference into such filing.

Provided below is a line graph comparing the yearly percentage change in the Company’s cumulative total shareholder return on its common shares with an index for the NASDAQ Stock Market (U.S. Companies) comprised of all domestic common shares traded on the NASDAQ Global Market System and the NASDAQ Small-Cap Market and an index for NASDAQ Bank Stocks comprised of all depository institutions (SIC Code #602) and holding and other investment companies (SIC Code #671) that are traded on the NASDAQ Global Market System and the NASDAQ Small-Cap Market (“NASDAQ Bank Stocks”) for the five-year period ended December 31, 2007.

33.

	Period Ending
Index	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07
Rurban Financial Corp.	100.00	149.25	149.78	128.84	119.88	142.00
NASDAQ Composite	100.00	150.01	162.89	165.13	180.85	198.60
NASDAQ Bank	100.00	129.93	144.21	137.97	153.15	119.35

Source : SNL Financial LC, Charlottesville, VA	(434) 977-1600
© 2007	www.snl.com

34.

Item 6. Selected Financial Data.

SUMMARY OF SELECTED FINANCIAL DATA

FINANCIAL HIGHLIGHTS

(Dollars in thousands except per share data)

	Year Ended December 31
	2007	2006	2005	2004	2003

EARNINGS
Interest income	$33,010	$30,971	$21,422	$20,028	$27,774
Interest expense	18,222	15,936	9,368	7,951	13,972
Net interest income	14,788	15,035	12,054	12,077	13,802
Provision (credit) for loan losses	521	178	583	(399)	1,202
Noninterest income	26,861	23,755	18,338	17,376	35,169
Noninterest expense	36,637	34,904	29,054	26,009	29,160
Provision (credit) for income taxes	1,234	948	81	1,109	6,303
Net income (loss)	3,257	2,760	673	2,734	12,305

PER SHARE DATA
Basic earnings	$0.65	$0.55	$0.15	$0.60	$2.71
Diluted earnings	0.65	0.55	0.15	0.60	2.70
Cash dividends declared	0.26	0.21	0.20	N/A	N/A

AVERAGE BALANCES
Average shareholders’ equity	$57,945	$54,501	$51,083	$49,279	$44,599
Average total assets	556,572	554,095	433,366	417,801	549,371

RATIOS
Return on average shareholders' equity	5.62%	5.06%	1.32%	5.55%	27.59%
Return on average total assets	0.59	0.50	0.16	0.65	2.24
Cash dividend payout ratio (cash dividends divided by net income)	40.01	38.25	133.33	N/A	N/A
Average shareholders' equity to average total assets	10.41	9.84	11.79	11.79	8.12

PERIOD END TOTALS
Total assets	$561,214	$556,007	$530,542	$415,349	$435,312
Total investments and fed funds sold	94,661	111,562	139,353	108,720	117,699
Total loans and leases	389,269	370,102	327,048	264,481	284,104
Loans held for sale	1,650	390	224	113	219
Total deposits	406,031	414,555	384,838	279,624	317,475
Notes Payable	922	2,589	939	3,080	10,328
Advances from FHLB	24,000	21,000	45,500	56,000	39,000
Trust Preferred Securities	20,620	20,620	20,620	10,310	10,000
Shareholders' equity	59,325	56,955	54,451	50,306	48,383
Shareholders' equity per share	$11.92	$11.33	$10.83	$11.01	$10.60

35.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Rurban Financial Corp. (“Rurban”), is a bank holding company registered with the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended. Through its direct and indirect subsidiaries, Rurban is engaged in commercial banking, computerized data and item processing, and trust and financial services.

The following discussion is intended to provide a review of the consolidated financial condition and results of operations of Rurban and its subsidiaries (collectively, the “Company”). This discussion should be read in conjunction with the Company’s consolidated financial statements and related footnotes for the year ended December 31, 2007.

Critical Accounting Policies

The accounting and reporting policies of the Company are in accordance with accounting principles generally accepted in the United States and conform to general practices within the banking industry. The Company’s significant accounting policies are described in detail in the notes to the Company’s consolidated financial statements for the year ended December 31, 2007. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. The Company’s financial position and results of operations can be affected by these estimates and assumptions and are integral to the understanding of reported results. Critical accounting policies are those policies that management believes are the most important to the portrayal of the Company’s financial condition and results, and they require management to make estimates that are difficult, subjective or complex.

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

36.

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

Impact of Accounting Changes

In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156, Accounting for Servicing of Financial Assets: an amendment of FASB Statement No. 140 (FAS 140 and FAS 156). FAS 140 establishes, among other things, the accounting for all separately recognized servicing assets and servicing liabilities. This Statement amends FAS 140 to require that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. This Statement permits, but does not require, the subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value. Under this Statement, an entity can elect subsequent fair value measurement to account for its separately recognized servicing assets and servicing liabilities. Adoption of this Statement is required as of the beginning of the first fiscal year that begins after September 15, 2006. On January 1, 2007, the Company adopted SFAS No. 156. The adoption of SFAS No. 156 did not have a material impact on the financial position and results of operations of the Company.

The Company or one of its subsidiaries files income tax returns in the U.S. federal and multiple-state jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local examinations by tax authorities for years before 2004.

The Company adopted the provisions of the Financial Accounting Standards Board (FASB) Interpretation 48 (FIN 48), [Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement  No. 109], on January 1, 2007. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As a result of the implementation of FIN 48, the Company did not become aware of any liability for uncertain tax positions that it believes should be recognized in the financial statements.

In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 159, [The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment of FASB Statement No. 115 (SFAS No. 159)]. SFAS No. 159 permits the Company to choose to measure certain financial assets and liabilities at fair value that are not currently required to be measured at fair value (i.e. the Fair Value Option). Election of the Fair Value Option is made on an instrument-by-instrument basis and is irrevocable. At the adoption date, unrealized gains and losses on financial assets and liabilities for which the Fair Value Option has been elected would be reported as a cumulative adjustment to beginning retained earnings. If we elect the Fair Value Option for certain financial assets and liabilities, we will report unrealized gains and losses due to changes in their fair value in earnings at each subsequent reporting date. SFAS No. 159 is effective as of January 1, 2008. Management has evaluated the potential impact of adopting SFAS No. 159 on the Company consolidated financial statements and does not expect it will have any material impact to the financial position and results of operations of the Company.

37.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, [Fair Value Measurements (FAS 157)]. FAS 157 enhances existing guidance for measuring assets and liabilities using fair value. Prior to the issuance of FAS 157, guidance for applying fair value was incorporated in several accounting pronouncements. FAS 157 provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. FAS 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. Under FAS 157, fair value measurements are disclosed by level within that hierarchy. While FAS 157 does not add any new fair value measurements, it does change current practice. Changes to practice include: (1) a requirement for an entity to include its own credit standing in the measurement of its liabilities; (2) a modification of the transaction price presumption; (3) a prohibition on the use of block discounts when valuing large blocks of securities for broker-dealers and investment companies; and (4) a requirement to adjust the value of restricted stock for the effect of the restriction even if the restriction lapses within one year. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.

At its September 2006 meeting, the Emerging Issues Task Force (“EITF”) reached a final consensus on Issue No. 06-4, [Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements]. The consensus stipulates that an agreement by an employer to share a portion of the proceeds of a life insurance policy with an employee during the postretirement period is a postretirement benefit arrangement required to be accounted for under Statement No. 106 (“SFAS No. 106”) or Accounting Principles Board (APB) Opinion No. 12, Omnibus Opinion-1967. The consensus concludes that the purchase of a split-dollar life insurance policy does not constitute a settlement under SFAS No. 106 and, therefore, a liability for the postretirement obligation must be recognized under SFAS No. 106 if the benefit is offered under an arrangement that constitutes a plan or under APB No. 12 if it is not part of a plan. Issue 06-04 is effective for annual or interim reporting periods beginning after December 15, 2007. The Company has endorsement split-dollar life insurance policies. A liability is expected to be recorded in the first quarter of 2008, however; there will be no material impact to the financial position and results of operations as a result of the implementation of EITF 06-04.

In September 2006, the FASB ratified a consensus opinion by the EITF on EITF Issue 06-5, [Accounting for Purchases of Life Insurance-Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4 (Accounting for Purchases of Life Insurance)]. EITF Issue 06-5 requires policy holders to consider other amounts included in the contractual terms of an insurance policy, in addition to cash surrender value, for purposes of determining the amount that could be realized under the terms of the insurance contract. If it is probable that contractual terms would limit the amount that could be realized under the insurance contract, those contractual limitations should be considered when determining the realizable amounts. The amount that could be realized under the insurance contract should be determined on an individual policy (or certificate) level and should include any amount realized on the assumed surrender of the last individual policy or certificate in a group policy.

The Company holds several life insurance policies; however, the policies do not contain any provisions that would restrict or reduce the cash surrender value of the policies. The consensus in EITF Issue 06-5 is effective for fiscal years beginning after December 15, 2006. The application of this guidance did not have a material adverse effect on the Company’s financial position or results of operations.

38.

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

Under the terms of the Stock Purchase Agreement, RDSI acquired all of the outstanding stock of the DCM Companies from their shareholders for an aggregate purchase price of $5.0 million. An additional $250,000 was payable to the shareholders contingent upon the continuation of profitable growth over the first year of combined operations. The final payment of $266,559 was made in 2007. The entire purchase price was paid in cash. The results of DCM’s operations have been included in Rurban’s consolidated statement of income from the date of acquisition.

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

The signficant intangible assets acquired include the customer related intangible of $2,389,000, the Trademark of $180,000 and the non-compete agreements of $83,000, which have useful lives of 180, 36 and 36 months, respectively, and will be amortized using the straight-line method. The $4.8 million of goodwill was assigned entirely to the data processing unit and is not expected to be deductible for tax purposes. This analysis is based upon an initial third party opinion and is subject to change for up to twelve months.

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

39.

EARNINGS SUMMARY

Net income for 2007 was $3.3 million, or $0.65 per diluted share, compared with net income of $2.8 million, or $0.55 per diluted share, and net income of $673,000, or $0.15 per diluted share, reported for 2006 and 2005, respectively. Cash dividends per share were $0.26 in 2007, $0.21 in 2006 and $0.20 in 2005.

Rurban continued to make significant progress in 2007, as the Company continued its path of improving profitability. Rurban achieved four consecutive quarters of core earnings improvement. Revenue continued to grow and the company executed significant non-interest expense reductions within the Banking Group. The earnings improvement was driven by both the banking and data and item processing segments of Rurban. Many of the non-interest expense reductions were due to the company merging four separate charters into the lead bank, The State Bank and Trust Company. It also represents a new beginning for Rurban, where the Company can focus its energies on growth, efficiency and profitability. In the fourth quarter of 2006, the Company announced additional steps to complete its restructuring. The Company completed initiatives in 2007 to bring these final steps to closure, streamlining Rurban into a holding company with a single-chartered community bank and a dynamic data processing company. Net income for 2006 was impacted by asset quality combined with continued improvement in the revenue stream of RDSI. Also negatively impacting earnings in 2006 was the RFCBC loan sale and acquisition costs relating to the acquisitions that were necessary for the growth strategy to pave the way for future earnings.

CHANGES IN FINANCIAL CONDITION

Balance sheet growth over the past twelve months has been achieved exclusively through organic growth. Total loans increased 5.2%, or $19.2 million, over the course of 2007, funded largely by cash and the liquidation of investment securities. As a result of this restructure, assets grew only 1% year-over-year to $561.2 million.

40.

Significant Events of 2007

During the first quarter of 2007, Rurban merged Reliance Financial Services, N.A., its trust and investment subsidiary, and The Exchange Bank, its recently acquired community bank, into The State Bank and Trust Company. This action has allowed efficiencies leading to continuing core profit improvement at The State Bank and Trust Company.

State Bank continues to expand its reach to higher-growth markets. In January 2007, the Fort Wayne, Indiana Loan Production Office was converted to a full-service branch. State Bank continued its entrance to growth markets by opening a Loan Production Office in Columbus, Ohio in December, 2007.

RDSI and DCM, Rurban’s data and item processing subsidiaries, reported another record year. The total number of banks being processed increased by 5 to 117. Revenue increased to $20.6 million, a $4.3 million, or 27% increase, over the previous year’s results. Net income was a record $2.5 million for the year.

On April 12, 2007, Rurban initiated a stock repurchase program, authorizing the repurchase of up to 250,000 shares, or approximately 5%, of the Company’s outstanding shares. As of the end of the fourth quarter, Rurban repurchased 48,500 shares at an average cost of $12.58.

Rurban increased its dividend to shareholders from $0.21 per share during 2006 to $0.26 per share in 2007.

Significant Events of 2006

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

41.

RESULTS OF OPERATIONS

	Year Ended December 31,			Year Ended December 31,
	2007	2006	% Change	2006	2005	% Change
	(dollars in thousands except per share data)

Total Assets	$561,214	$556,007	+1%	$556,007	$530,542	+5%
Total Securities	92,661	102,462	-10%	102,462	139,353	-27%
Loans Held for Sale	1,650	390	N/A	390	224	N/A
Loans (Net)	385,278	366,384	+5%	366,384	322,348	+14%
Allowance for Loan Losses	3,990	3,717	+7%	3,717	4,700	-21%
Total Deposits	$406,031	$414,555	-2%	$414,555	$384,838	+8%

Total Revenues	$41,648	$38,790	+7%	$38,790	$30,392	+28%
Net Interest Income	14,787	15,034	-2%	15,034	12,054	+25%
Loan Loss Provision (credit)	521	178	N/A	178	583	-70%
Noninterest Income	26,861	23,755	+13%	23,755	18,338	+13%
Non-interest Expense	36,637	34,904	+5%	34,904	29,054	+20%
Net Income	3,257	2,760	+18%	2,760	673	+310%
Basic Earnings per Share	$0.65	$0.55	N/A	$0.55	$0.15	N/A
Diluted Earnings per Share	$0.65	$0.55	N/A	$0.55	$0.15	N/A

Net Interest Income

	Year Ended December 31,			Year Ended December 31,
	2007	2006	% Change	2006	2005	% Change
	(dollars in thousands)
Net Interest Income	$14,787	$15,034	-2%	$15,034	$12,054	+25%

Net interest income was $14.8 million for 2007 compared to $15.0 million for 2006, a decrease of 1.6%, which primarily resulted from margin compression. Average earning assets also decreased to $488.3 million in 2007 compared to $490.6 million in 2006 as a result of repositioning the balance sheet to improve the net interest margin. Over the past 12 months, the company was successful in converting lower yielding investments into a funding source for loan growth and converted higher cost deposits to core deposits and increased wholesale funding due to favorable rates.

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

42.

Loan Loss Provision

The Provision for Loan Losses of $521,000 was taken in 2007 compared to $178,000 taken for 2006; the $343,000 increase reflects a more normal accrual in 2007. 2006 includes a release of $140,000 reserve associated with the credit card portfolio, which has been sold with partial recourse to the bank.

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

Non-interest Income

	Year Ended December 31,			Year Ended December 31,
	2007	2006	% Change	2006	2005	% Change
	(dollars in thousands)
Total Non-interest Income	$26,861	$23,755	+13%	$23,755	$18,338	+30%

- Data Service Fees	$19,382	$15,011	+29%	$15,011	$12,708	+18%
- Trust Fees	$3,385	$3,192	+6%	$3,192	$3,134	+2%
- Deposit Service Fees	$2,244	$2,161	+4%	$2,161	$1,860	+16%
- Gains on Sale of Loans	$574	$1,249	N/A	$1,249	$(437)	N/A
- Investment Securities Recoveries	$0	$889	N/A	$889	$-	N/A
- Gains (losses) on Sale of Securities	$2	$(495)	N/A	$(495)	$25	N/A
- Other	$1,274	$1,748	-27%	$1,748	$1,048	+67%

Total non-interest income was $26.9 million for 2007 compared to $23.8 million for 2006, representing a $3.1 million, or 13.1% increase year-over-year. Non-interest income in 2006 was increased a net $1.1 million from the one-time impact of a $495,000 charge taken to restructure the bond portfolio, an $889,000 recovery of losses previously recorded on WorldCom bonds, and a gain associated with the sale of the credit card portfolio of $740,000. Excluding these 2006 one-time items, non-interest income increased $4.2 million, or 18.7%, year-over-year. This increase was driven by a $4.4 million, or 29%, increase in data service fees, which were primarily attributable to the DCM acquisition.

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

43.

Rurbanc Data Services, Inc. (“RDSI”)

	Year Ended December 31,			Year Ended December 31,
	2007	2006	% Change	2006	2005	% Change
	(Dollars in thousands)

Data Service Fees	$19,382	$15,011	+29%	$15,011	$12,708	+18%

Data service fees increased $4.4 million or 29% to $19.4 million in 2007 from $15.0 million in 2006, and increased $2.3 million, or 18% from 2005 to 2006. Data processing fees contributed 72.2% of Rurban’s recurring non-interest income for 2007. The majority of the increase was due to RDSI core growth, as well as a full year of fee income from DCM, which was acquired on September 2, 2006. RDSI now services over 117 community banks.

Earnings for the 2007 fiscal year were $2.5 million compared to $2.1 million for 2006, up $390,000, or 18.7%. The Company continues to see a solid pipeline of potential customers for both the data processing and item processing business lines entering 2008 as six additional banks are scheduled to be converted by June of 2008.

RDSI and DCM provide data processing and item processing services for 117 community banks in Arkansas, Florida, Illinois, Indiana, Michigan, Missouri, Nebraska, Nevada, Ohio and Wisconsin. RDSI and DCM differentiate themselves from their competition through the quality of their products and the excellence of their customer service. The applications utilized by RDSI are driven by world-class software. Customer service encompasses on-time delivery every morning and a discipline of responding to and resolving customer questions and issues within one hour. RDSI provides turnkey solutions for its clients through its partnerships with vendors experienced in a full array of banking products.

Non-interest Expense
	Year Ended December 31,			Year Ended December 31,
	2007	2006	% Change	2006	2005	% Change
	(dollars in thousands)

Total Non-interest Expense	$36,637	$34,904	+5%	$34,904	$29,054	+20%
- Salaries & Employee Benefits	$17,007	$16,584	+3%	$16,584	$13,519	+23%
- Professional Fees	$2,227	$2,396	-7%	$2,396	$2,730	-12%
- All Other	$17,403	$15,924	+9%	$15,924	$12,805	+24%

Non-interest expense increased $1.7 million, or 4.9%, primarily from the additional expenses incurred within the Data Processing Group relating to the incorporation of full-year expenses from the DCM acquisition, which occurred in September of 2006. Data Processing Group expenses were $16.9 million in 2007 compared to $13.1 million in 2006. This $3.7 million increase in RDSI was partially offset by a $1.9 million improvement within our Banking Group. This non-interest expense reduction was primarily the result of reductions in professional fees associated with loan workouts and the reduction of 42 full-time positions within the company, of which 23 were part of the Banking Group. This significantly reduced compensation and employee benefits expense. This reduction was also aided by approximately $500,000 of one-time expenses taken in the fourth quarter of 2006 as detailed below.

44.

Non-interest expense increased $5.8 million, or 20.0%, primarily from the additional expenses of $4.9 million and $1.2 million, respectively, contributed by The Exchange Bank and DCM, which were acquired on December 31, 2005 and September 2, 2006, respectively. Excluding one-time 2006 charges including $215,000 associated with the prepayment of approximately $9.0 million of higher-cost FHLB advances and merger-related charges of approximately $283,000, including a fourth quarter charge to merge the two community banks, 2006 recurring non-interest expense was $34.4 million, up 18.4% from $29.1 million reported for 2005.

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

Loans

	Period Ended
	12/31/07	% of Total	12/31/06	% of Total	% Inc/(Dec)	12/31/05	% of Total	% Inc/(Dec)
	(dollars in thousands)

Commercial	$83,049	21%	$71,641	19%	16%	$79,359	24%	(10)%
Commercial R.E.	126,785	33%	109,503	30%	16%	68,072	21%	61%
Agricultural	43,369	11%	44,683	12%	(3)%	40,236	12%	11%
Residential	84,621	22%	94,389	25%	(10)%	89,086	27%	6%
Consumer	51,357	13%	49,314	13%	4%	48,877	15%	1%
Leases	330	0%	857	1%	(61)%	1,661	1%	(48)%
Loans	$389,511		$370,387		5%	$327,291		13%

Loans held for sale	1,650		390			224
Total	$391,161		$370,777			$327,515

Loans increased $19.2 million to $390 million at December 31, 2007. This growth was due to commercial loans increases as Residential and Consumer loan balances decreased slightly during 2007.

In 2006, loans increased $43 million to $370 million at December 31, 2006. This growth is all organic in nature since the Exchange Bank acquisition balances were included as of December 31, 2005.

45.

Asset Quality

	Period Ended December 31,
	(dollars in millions)
	12/31/07	12/31/06	Change in Dollars/ Percentages	12/31/05	Change in Dollars/ percentages

Non-performing loans	$6.0	$3.8	$2.2	$6.3	$-2.5
Non-performing assets	$6.2	$3.9	$2.3	$8.9	$-5.0
Non-performing assets/total Assets	1.10%	0.70%	40%	1.67%	-0.97%
Net charge-offs	$0.2	$1.2	$-1.0	$1.7	$-0.5
Net charge-offs/total loans	0.07%	0.31%	-0.24%	0.52%	-0.21%
Loan loss provision (credit)	$.5	$.2	$0.3	$.6	$-0.4
Allowance for loan losses	$3.9	$3.7	$0.2	$4.7	$-1.0
Allowance/loans	1.03%	1.00%	.03%	1.44%	-0.44%
Allowance/non-performing Loans	65%	97%	-32%	75%	+22%
Allowance/non-performing Assets	65%	95%	-30%	53%	+42%

A Provision for Loan Losses of $521,000 was taken in 2007 compared to $178,000 taken for 2006. The 2006 provision was reduced by the release of $140,000 provision associated with the credit card portfolio sold at the end of 2006. The fourth quarter loan loss provision of $142,000 represents a normal accrual for the company given our loan growth and net charge-offs of $89,000, or .09%, of average loans.

Non-performing assets (loans + OREO + OAO) were $6.2 million, or 1.10%, of total assets at December 31, 2007, an increase of $2.3 million from a year-ago. This increase, which originated in the second quarter of 2007, is due to three commercial loan relationships that are being worked out with minimal, if any, expected loss.

CAPITAL RESOURCES

Stockholders’ equity at December 31, 2007, was $59.3 million, equivalent to 10.6% of total assets. On a tangible basis, the ratio was 7.1%. The total risk-based capital ratio was 16.0% at December 31, 2007, well in excess of the “well-capitalized” regulatory threshold of 10%.

Total consolidated regulatory (risk-based) capital was $64.2 million at December 31, 2007, and $62.0 million at December 31, 2006. As of December 31, 2007, $19.7 million of the $20 million of trust preferred securities qualified as Tier 1 capital.

Planned Purchases of Premises and Equipment

Management plans to purchase additional premises and equipment to meet the current and future needs of the Company’s customers. These purchases, including buildings and improvements and furniture and equipment (which includes computer hardware, software, office furniture and license agreements), are currently expected to total approximately $4.4 million over the next year. These purchases are expected to be funded by cash on hand and from cash generated from current operations.

46.

LIQUIDITY

Liquidity relates primarily to the Company’s ability to fund loan demand, meet deposit customers’ withdrawal requirements and provide for operating expenses. Assets used to satisfy these needs consist of cash and due from banks, federal funds sold, interest earning deposits in other financial institutions, securities available for sale and loans held for sale. These assets are commonly referred to as liquid assets. Liquid assets were $111.5 million at December 31, 2007 compared to $125.5 million at December 31, 2006. During 2007, the company continued to liquidate investments and use the funding to grow the loan portfolio. Rurban restructured its balance sheet during the fourth quarter of 2006 to improve its net interest margin going forward, by selling $17.5 million of investment securities, or approximately 13% of its investment portfolio, with an average yield of 3.89%. Approximately $12 million of the proceeds were used to repay higher-cost, non-core funding, namely, long-term advances from the Federal Home Loan Bank and other borrowings that had a cost in excess of 5.25%. The remaining proceeds of approximately $5.5 million were used to fund the bank’s growing commercial loan portfolio. The Company views this level of liquidity as appropriate.

The Company’s commercial real estate and residential first mortgage portfolio of $211.4 million at December 31, 2007, and residential first mortgage portfolio of $94.4 million at December 31, 2006, which can and has been readily used to collateralize borrowings, is an additional source of liquidity. Management believes the Company’s current liquidity level, without these borrowings, is sufficient to meet its liquidity needs. At December 31, 2007, all eligible commercial real estate and first mortgage loans were pledged under an FHLB blanket lien.

The cash flow statements for the periods presented provide an indication of the Company’s sources and uses of cash as well as an indication of the ability of the Company to maintain an adequate level of liquidity. A discussion of the cash flow statements for 2007, 2006 and 2005 follows.

The Company experienced positive cash flows from operating activities in 2007, 2006 and 2005. Net cash from operating activities was $5.9 million, $4.7 million and $4.2 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Cash flow from investing activities was a use of cash of $12.8 million and $21.0 million for December 31, 2007 and 2006 respectively, and net funds provided of $28.9 million for the year ended December 31, 2005. The changes in net cash from investing activities for 2007 include the purchase of bank owned life insurance of $1.0 million and purchases of premises and equipment of $3.7 million. The changes in net cash from investing activities for 2006 include the cash paid to the shareholders of Exchange Bank that totaled $6.5 million and cash paid to the shareholders of DCM that totaled $4.9 million. In 2007, 2006 and 2005, the Company received $3.5 million, $33.3 million and $5.2 million, respectively, from sales of securities available for sale, while proceeds from repayments, maturities and calls of securities were $37.2 million, $19.5 million and $17.1 million in 2007, 2006 and 2005, respectively.

Net cash flow from financing activities was $1.6 million, $26.1 million, and $(31.1) million for the years ended December 31, 2007, 2006 and 2005, respectively. The net cash increase was primarily due to an increase in securities sold under agreement to repurchase of $10.7 million $26.2 million and $2.0 for December 31, 2007, 2006 and 2005 respectively. Other significant changes for 2007, 2006 and 2005 include $3.0 million, $(24.5) million and $(14.0) million in net borrowings from the FHLB. Additionally $(8.5) million, $29.7 million and $(23.1) million of the change is attributable to the change in deposits. Also, in 2005, the Company received proceeds of $10.3 million from the trust preferred issuance.

47.

Off-Balance-Sheet Borrowing Arrangements:

Significant additional off-balance-sheet liquidity is available in the form of FHLB advances, unused federal funds lines from correspondent banks, and the national certificate of deposit market. Management expects the risk of changes in off-balance-sheet arrangements to be immaterial to earnings.

Approximately $139.8 million commercial real estate and residential first mortgage loans of the Company’s $211.4 million portfolio qualify to collateralize FHLB borrowings and have been pledged to meet FHLB collateralization requirements as of December 31, 2007. Based on the current collateralization requirements of the FHLB, approximately $21.4 million of additional borrowing capacity existed at December 31, 2007.

At December 31, 2007, the Company had $20.9 million in federal funds lines. As of December 31, 2006, the Company had $21.8 million in federal funds lines. There were no Federal funds borrowed at December 31, 2007 and 2006. The Company also had $9.8 million in unpledged securities that may be used to pledge for additional borrowings.

TABULAR DISCLOSURE OF CONTRACTUAL OBLIGATIONS

	Payment due by period
Contractual Obligations	Total	Less than 1 year	1 – 3 years	3 – 5 Years	More than 5 years
Long-Term Debt Obligations	$24,000,000	$2,000,000	$16,500,000	$5,500,000	$-
Other Debt Obligations	21,542,457	340,288	582,169	-	20,620,000
Capital Lease Obligations	-	-	-	-	-
Operating Lease Obligations	2,433,393	411,551	675,147	513,283	833,412
Purchase Obligations	-	-	-	-	-
Other Long-Term Liabilities Reflected on the Registrant’s Balance Sheet under GAAP	223,480,842	183,913,727	34,587,157	4,363,903	616,055
Total	$271,456,692	$186,665,566	$52,344,473	$10,377,186	$22,069,467

The Company’s contractual obligations as of December 31, 2007 were comprised of long-term debt obligations, other debt obligations, operating lease obligations and other long-term liabilities. Long-term debt obligations are comprised of FHLB Advances of $24.0 million. Other debt obligations are comprised of Trust Preferred securities of $20.6 million and Notes Payable of $922,000. The operating lease obligation is a lease on the RDSI-South building, of $99,600 per year, the RDSI-North building of $162,000 a year and the DCM-Lansing facility of $89,400 per year. Other long-term liabilities include time deposits of $223.5 million.

48.

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

49.

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

Quantitative Market Risk Disclosure. The following table provides information about the Company’s financial instruments used for purposes other than trading that are sensitive to changes in interest rates as of December 31, 2007. It does not present when these items may actually reprice. For loans receivable, securities, and liabilities with contractual maturities, the table presents principal cash flows and related weighted-average interest rates by contractual maturities as well as the historical impact of interest rate fluctuations on the prepayment of loans and mortgage backed securities. For core deposits (demand deposits, interest-bearing checking, savings, and money market deposits) that have no contractual maturity, the table presents principal cash flows and applicable related weighted-average interest rates based upon the Company’s historical experience, management’s judgment and statistical analysis, as applicable, concerning their most likely withdrawal behaviors. The current historical interest rates for core deposits have been assumed to apply for future periods in this table as the actual interest rates that will need to be paid to maintain these deposits are not currently known. Weighted average variable rates are based upon contractual rates existing at the reporting date.

50.

Principal/Notional Amount Maturing or Assumed to be Withdrawn In:
(Dollars in thousands)

	2008	2009	2010	2011	2012	Thereafter	Total
Rate-sensitive assets:
Variable rate loans	$56,126	$8,708	$3,386	$1,804	$1,100	$1,661	$72,785
Average interest rate	7.78%	7.46%	7.46%	7.39%	7.35%	7.41%	7.70%
Adjustable rate loans	$28,267	$26,477	$21,171	$17,274	$14,117	$70,909	$178,215
Average interest rate	7.00%	6.94%	6.94%	6.89%	7.00%	7.04%	6.99%
Fixed rate loans	$44,051	$25,687	$17,053	$14,858	$9,799	$28,470	$139,918
Average interest rate	6.81%	6.68%	6.56%	6.59%	6.27%	5.24%	6.38%
Total loans	$128,444	$60,872	$41,610	$33,936	$25,016	$101,040	$390,918
Average interest rate	7.28%	6.91%	6.83%	6.78%	6.73%	6.54%	6.90%
Fixed rate investment securities	$44,124	$7,674	$3,800	$3,242	$1,764	$29,654	$90,258
Average interest rate	5.24%	4.62%	5.03%	5.18%	5.61%	4.81%	5.04%
Variable rate investment securities	$2,339	$1,026	$262	$169	$132	$2,497	$6,425
Average interest rate	5.60%	5.32%	5.59%	5.58%	5.25%	4.88%	5.26%
Federal Funds Sold & Other	$2,000	$0	$0	$0	$0	$0	$2,000
Average interest rate	2.99%	0.00%	0.00%	0.00%	0.00%	0.00%	2.99%
Total rate sensitive assets	$176,907	$69,572	$45,672	$37,347	$26,912	$133,191	$489,601
Average interest rate	6.70%	6.63%	6.67%	6.64%	6.65%	6.12%	6.52%
Rate sensitive liabilities:
Demand - non interest-bearing	$8,313	$8,314	$8,314	$8,314	$8,286	$0	$41,541
Demand - interest bearing	$10,884	$10,884	$10,884	$10,884	$10,771	$0	$54,307
Average interest rate	1.13%	1.13%	1.13%	1.13%	1.13%	0.00%	1.13%
Money market accounts	$12,300	$12,300	$12,300	$12,300	$12,180	$0	$61,380
Average interest rate	2.81%	2.81%	2.81%	2.81%	2.81%	0.00%	2.81%
Savings	$5,075	$4,968	$4,968	$4,968	$5,341	$0	$25,320
Average interest rate	0.27%	0.27%	0.27%	0.27%	0.27%	0.00%	0.27%
Certificates of deposit	$185,011	$26,248	$6,864	$1,977	$2,391	$992	$223,483
Average interest rate	4.23%	4.20%	3.48%	5.02%	4.15%	2.65%	4.20%
Fixed rate FHLB advances	$2,000	$5,500	$11,000	$5,500	$0	$0	$24,000
Average interest rate	5.22%	4.48%	5.38%	5.11%	0.00%	0.00%	5.10%
Fixed rate Notes Payable	$0	$0	$0	$0	$0	$10,310	$10,310
Average interest rate	0.00%	0.00%	0.00%	0.00%	0.00%	10.60%	10.60%
Variable rate Notes Payable	$0	$0	$0	$922	$0	$10,310	$11,232
Average interest rate	0.00%	0.00%	0.00%	7.75%	0.00%	6.49%	6.59%
Fed Funds Purchased & Repos	$8,006	$0	$0	$15,000	$20,000	$0	$43,006
Average interest rate	2.86%	0.00%	0.00%	4.77%	4.74%	0.00%	4.40%
Total rate sensitive liabilities	$231,589	$68,214	$54,330	$59,865	$58,969	$21,612	$494,579
Average interest rate	3.73%	2.68%	2.41%	2.75%	2.59%	8.27%	3.38%

51.

Principal/Notional Amount Maturing or Assumed to be Withdrawn In:
(Dollars in Thousands)

Comparison of 2007 to 2006:	First	Years
	Year	2 – 5	Thereafter	Total
Total rate-sensitive assets:
At December 31, 2007	$176,907	$179,502	$133,191	$489,601
At December 31, 2006	195,015	170,804	120,379	486,198
Increase (decrease)	$(18,108)	$8,698	$12,812	$3,403

Total rate-sensitive liabilities:
At December 31, 2007	$231,589	$241,378	$21,612	$494,579
At December 31, 2006	232,446	237,240	21,349	491,035
Increase (decrease)	$(857)	$4,138	$263	$3,544

The above table reflects expected maturities, not expected repricing. The contractual maturities adjusted for anticipated prepayments and anticipated renewals at current interest rates, as shown in the preceding table, are only part of the Company’s interest rate risk profile. Other important factors include the ratio of rate-sensitive assets to rate sensitive liabilities (which takes into consideration loan repricing frequency but not when deposits may be repriced) and the general level and direction of market interest rates. For core deposits, the repricing frequency is assumed to be longer than when such deposits actually reprice. For some rate sensitive liabilities, their repricing frequency is the same as their contractual maturity. For variable rate loans receivable, repricing frequency can be daily or monthly. For adjustable rate loans receivable, repricing can be as frequent as annually for loans whose contractual maturities range from one to thirty years. In 2006, the Company’s liquidation of a portion of the investment securities and its ability to obtain below market funding through repurchase agreements helped balance deposit expenses in the midst of four interest rate increases. The Company continued to reposition its balance sheet in 2007 by liquidating investments and reducing high cost certificates of deposit which had a positive impact on the margin and helped balance the gap position.

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

52.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The disclosures required by this item appear under the caption “Asset Liability Management” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations beginning on page 36 of this Annual Report on Form 10-K.

Item 8.  Financial Statements and Supplementary Data.

The Consolidated Balance Sheets of the Company and its subsidiaries as of December 31, 2007 and December 31, 2006, the related Consolidated Statements of Income, Changes in Shareholders’ Equity and Cash Flows for each of the years in the three-year period ended December 31, 2007, the related Notes to Consolidated Financial Statements and the Report of Independent Registered Public Accounting Firm, appear on pages F-1 through F-53 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not Applicable.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

With the participation of the President and Chief Executive Officer (the principal executive officer) and the Executive Vice President and Chief Financial Officer (the principal financial officer) of the Company, the Company’s management has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, the Company’s President and Chief Executive Officer and the Company’s Executive Vice President and Chief Financial Officer concluded that:

•
information required to be disclosed by the Company in this Annual Report on Form 10-K and the other reports that the Company files or submits under the Exchange Act would be accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure;

•
information required to be disclosed by the Company in this Annual Report on Form 10-K and the other reports that the Company files or submits under the Exchange Act would be recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and

•	the Company’s disclosure controls and procedures were effective as of the end of the fiscal year covered by this Annual Report on Form 10-K.

Management’s Annual Report on Internal Control Over Financial Reporting

The “Management’s Report on Internal Control Over Financial Reporting” is provided on page F-0 of this Annual Report on Form 10-K.

53.

Changes in Internal Controls Over Financial Reporting

No changes were made in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended December 31, 2007, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

Not Applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant and Corporate Governance.

Directors and Executive Officers

The information required by Item 401 of SEC Regulation S-K concerning the directors of the Company is incorporated herein by reference from the disclosure included in the Company’s definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 17, 2008 (the “2008 Proxy Statement”), under the caption “ELECTION OF DIRECTORS”. The information concerning the executive officers of the Company required by Item 401 of SEC Regulation S-K is set forth in the portion of Part I of this Annual Report on Form 10-K entitled “Supplemental Item: Executive Officers of the Registrant.”

Compliance with Section 16(a) of the Exchange Act

The information required by Item 405 of SEC Regulation S-K is incorporated herein by reference from the disclosure included in the Company’s 2008 Proxy Statement under the caption “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE.”

Committee Charters and Code of Conduct and Ethics

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

54.

Director Nominating Procedures

The information required by Item 407(c)(3) of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “CORPORATE GOVERNANCE – Nominating Procedures” in the Company’s 2008 Proxy Statement.

Audit Committee

The information required by Items 407(d)(4) and 407(d)(5) of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “MEETINGS AND COMMITTEES OF THE BOARD - Committees of the Board – Audit Committee” in the Company’s 2008 Proxy Statement.

Item 11. Executive Compensation.

The information required by Item 402 of SEC Regulation S-K is incorporated herein by reference to the information contained in the Company’s 2008 Proxy Statement under the captions “COMPENSATION OF EXECUTIVE OFFICERS” and “DIRECTOR COMPENSATION”.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 403 of SEC Regulation S-K is incorporated herein by reference from the disclosure included in the Company’s 2008 Proxy Statement under the caption “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT”.

The information required by Item 201(d) of SEC Regulation S-K is incorporated herein by reference to the information contained in the Company’s 2008 Proxy Statement under the caption “Proposal No. 2–Approval of Rurban Financial Corp. 2007 Stock Incentive Plan – Equity Compensation Plan Information.”

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 404 of SEC Regulation S-K is incorporated herein by reference to the information contained in the Company’s 2008 Proxy Statement under the caption “TRANSACTIONS WITH RELATED PERSONS”.

The information required by Item 407(a) of SEC Regulation S-K is incorporated herein by reference to the information contained in the Company’s 2008 Proxy Statement under the caption “CORPORATE GOVERNANCE – Director Independence”.

Item 14. Principal Accountant Fees and Services

The information required to be disclosed in this Item 14 is incorporated herein by reference to the information contained in the Company’s 2008 Proxy Statement under the caption “AUDIT COMMITTEE DISCLOSURE” – Pre-Approval of Services Performed by Independent Registered Public Accounting Firm” and “AUDIT COMMITTEE DISCLOSURE” – Services of Independent Registered Public Accounting Firm for the 2007 Fiscal Year”.

55.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) (1)	Financial Statements.

A list of all financial statements included in this Annual Report on Form 10-K is included under “INDEX TO CONSOLIDATED FINANCIAL STATEMENTS” on page 59 herein.

(a) (2)	Financial Statement Schedules.

All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(a) (3)	Exhibits.

The exhibits listed on the “INDEX TO EXHIBITS” beginning on page 113 of this Annual Report on Form 10-K are filed with this Annual Report on Form 10-K or incorporated herein by reference.

56.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

RURBAN FINANCIAL CORP.

/s/ Duane L. Sinn
Date: March 21, 2008	By:	Duane L. Sinn, Executive Vice President and
Chief Financial Officer

Power of Attorney

KNOW ALL MEN BY THESE PRESENTS, that each undersigned officer and/or director of Rurban Financial Corp., an Ohio corporation (the “Corporation”), which is about to file with the Securities and Exchange Commission, Washington, D.C., under the provisions of the Securities Exchange Act of 1934, as amended, the Annual Report of the Corporation on Form 10-K for the fiscal year ended December 31, 2007, hereby constitutes and appoints Kenneth A. Joyce and Duane L. Sinn, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign both the Annual Report on Form 10-K and any and all amendments and documents related thereto, and to file the same, and any and all exhibits, financial statements and schedules related thereto, and other documents in connection therewith, with the Securities and Exchange Commission and the NASDAQ Stock Market, granting unto said attorneys-in-fact and agents, and substitute or substitutes, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all things that each of said attorneys-in-fact and agents, or either of them or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Date	Capacity
/s/ Kenneth A, Joyce	March 21, 2008	President, Chief Executive Officer, and
Kenneth A. Joyce		Director

/s/ Duane L. Sinn	March 21, 2008	Executive Vice President and Chief
Duane L. Sinn		Financial Officer

/s/ Thomas A. Buis	March 21, 2008	Director
Thomas A. Buis

57.

/s/ Thomas M. Callan	March 21, 2008	Director
Thomas M. Callan

/s/ John R. Compo	March 21, 2008	Director
John R. Compo

/s/ John Fahl	March 21, 2008	Director
John Fahl

/s/ Robert A. Fawcett, Jr.	March 21, 2008	Director
Robert A. Fawcett, Jr.

/s/ Richard L. Hardgrove	March 21, 2008	Director
Richard L. Hardgrove

/s/ Rita A. Kissner	March 21, 2008	Director
Rita A. Kissner

/s/ Thomas L. Sauer	March 21, 2008	Director
Thomas L. Sauer

/s/ Steven D. VanDemark	March 21, 2008	Director
Steven D. VanDemark

/s/ J. Michael Walz, D.D.S.	March 21, 2008	Director
J. Michael Walz, D.D.S

Date: March 21, 2008

58.

Rurban Financial Corp.
December 31, 2006 and 2005

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Management’s Report on Internal Control Over Financial Reporting	F- 0

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Financial Statements
Balance Sheets	F-2 to F-3
Statements of Income	F-4 to F-5
Statements of Stockholders’ Equity	F-6
Statements of Cash Flows	F-7 to F-8
Notes to Financial Statements	F-9 to F-52

59.

Management’s Report on Internal Control Over Financial Reporting

The management of Rurban Financial Corp. (the “Corporation”) is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Corporation’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in conformity with United States generally accepted accounting principles. The Corporation’s internal control over financial reporting includes those policies and procedures that:

a)	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Corporation and its consolidated subsidiaries;

b)
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in conformity with United States generally accepted accounting principles, and that receipts and expenditures of the Corporation and its consolidated subsidiaries are being made only in accordance with authorizations of management and directors of the Corporation; and

c)
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the assets of the Corporation and its consolidated subsidiaries that could have a material effect on the financial statements.

With the supervision and participation of our President and Chief Executive Officer, and our Chief Financial Officer, management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2007, based on the criteria set forth for effective internal control over financial reporting by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control Integrated Framework.” Based on our assessment and those criteria, management concluded that, as of December 31, 2007, the Corporation’s internal control over financial reporting is effective.

This Annual Report does not include an attestation report of the Corporation’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Corporation’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Corporation to provide only management’s report in this Annual Report.

RURBAN FINANCIAL CORP.

Kenneth A. Joyce	Duane L. Sinn
President and Chief Executive Officer	Chief Financial Officer

February 14, 2008

F-0.

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders
Rurban Financial Corp.
Defiance, Ohio

We have audited the accompanying consolidated balance sheets of Rurban Financial Corp. as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2007. The Company's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing auditing procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. Our audits also included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rurban Financial Corp. as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

Cincinnati, Ohio
February 14, 2008

F1

Rurban Financial Corp.
Consolidated Balance Sheets
December 31

Assets

	2007	2006
Cash and due from banks	$15,183,627	$13,381,791
Federal funds sold	2,000,000	9,100,000
Cash and cash equivalents	17,183,627	22,481,791
Interest-bearing deposits	-	150,000
Available-for-sale securities	92,661,386	102,462,075
Loans held for sale	1,649,758	390,100
Loans, net of unearned income	389,268,744	370,101,809
Allowance for loan losses	(3,990,455)	(3,717,377)
Premises and equipment	15,128,754	15,449,774
Federal Reserve and Federal Home Loan Bank stock, at cost	4,021,200	3,993,450
Foreclosed assets held for sale, net	124,131	82,397
Interest receivable	3,008,968	3,129,774
Goodwill	13,940,618	13,674,058
Core deposits and other intangibles	5,135,228	5,858,982
Purchased software	4,282,563	4,618,691
Cash value of life insurance	12,160,581	10,771,843
Other	6,638,895	6,559,886
Total assets	$561,213,998	$556,007,253

See Notes to Consolidated Financial Statements

F2

Rurban Financial Corp.
Consolidated Balance Sheets
December 31

Liabilities and Stockholders’ Equity

	2007	2006
Liabilities
Deposits
Demand	$41,541,297	$46,565,554
Savings, interest checking and money market	141,009,043	130,267,333
Time	223,480,842	237,722,558
Total deposits	406,031,182	414,555,445
Short-term borrowings	43,006,438	32,270,900
Notes payable	922,457	2,589,207
Federal Home Loan Bank advances	24,000,000	21,000,000
Trust preferred securities	20,620,000	20,620,000
Interest payable	2,532,914	2,224,413
Deferred income taxes	1,310,602	1,610,462
Other liabilities	3,465,171	4,181,673
Total liabilities	501,888,764	499,052,100

Commitments and Contingent Liabilities

Stockholders’ Equity
Common stock, $2.50 stated value; authorized 10,000,000 shares; 5,027,433 shares outstanding	12,568,583	12,568,583
Additional paid-in capital	14,923,571	14,859,165
Retained earnings	32,361,106	30,407,298
Accumulated other comprehensive income (loss)	82,235	(879,893)
Treasury Stock, at cost Common; 2007 - 48,500 shares, 2006 - 0 shares	(610,260)	-
Total stockholders’ equity	59,325,235	56,955,153
Total liabilities and stockholders’ equity	$561,213,998	$556,007,253

F3

Rurban Financial Corp.
Consolidated Statements of Income
Years Ended December 31

	2007	2006	2005
Interest Income
Loans
Taxable	$27,782,068	$24,958,988	$16,593,703
Tax-exempt	73,451	63,356	64,609
Securities
Taxable	4,283,508	5,211,672	4,337,477
Tax-exempt	645,451	559,518	265,959
Other	225,151	176,884	160,240
Total interest income	33,009,629	30,970,418	21,421,988
Interest Expense
Deposits	13,595,896	11,022,161	5,651,372
Notes payable	126,812	74,904	334,713
Repurchase Agreements	1,615,016	848,277	-
Federal funds purchased	39,047	97,226	67,300
Federal Home Loan Bank advances	1,037,026	2,106,385	2,039,851
Trust preferred securities	1,808,520	1,787,023	1,275,168
Total interest expense	18,222,317	15,935,976	9,368,404

Net Interest Income	14,787,312	15,034,442	12,053,584

Provision for Loan Losses	521,306	177,838	583,402

Net Interest Income After Provision for Loan Losses	14,266,006	14,856,604	11,470,182

Non-interest Income
Data service fees	19,382,115	15,011,143	12,708,407
Trust fees	3,385,320	3,192,025	3,133,550
Customer service fees	2,243,745	2,161,153	1,859,547
Net gains (losses) on loan sales	574,000	1,310,536	(436,971)
Net realized gains on sales of available-for-sale securities	1,998	(494,885)	25,300
Investment securities recoveries	-	889,454	-
Loan servicing fees	227,017	358,321	306,929
Gain on sale of assets	29,477	94,198	-
Other	1,017,727	1,233,376	741,340
Total non-interest income	$26,861,399	$23,755,321	$18,338,102

See Notes to Consolidated Financial Statements

F4

Rurban Financial Corp.
Consolidated Statements of Income
Years Ended December 31

	2007	2006	2005
Non-interest Expense
Salaries and employee benefits	$17,007,314	$16,584,146	$13,518,749
Net occupancy expense	1,994,299	1,840,864	1,214,169
Equipment expense	6,586,623	5,850,281	5,148,458
Data processing fees	469,808	562,265	411,465
Professional fees	2,226,577	2,395,863	2,730,337
Marketing expense	820,528	669,764	445,656
Printing and office supplies	661,760	619,100	524,473
Telephone and communications	1,781,277	1,705,261	1,549,449
Postage and delivery expense	1,545,340	735,210	313,379
Insurance expense	140,651	171,363	218,484
Employee expense	1,083,056	978,832	994,735
State, local and other taxes	584,031	674,280	572,456
FHLB prepayment penalties	-	214,886	-
Other	1,735,346	1,901,452	1,412,030
Total non-interest expense	36,636,610	34,903,567	29,053,840

Income Before Income Tax	4,490,795	3,708,358	754,444

Provision for Income Taxes	1,234,160	948,116	81,353

Net Income	$3,256,635	$2,760,242	$673,091

Basic Earnings Per Share	$0.65	$0.55	$0.15

Diluted Earnings Per Share	$0.65	$0.55	$0.15

F5

Rurban Financial Corp.
Consolidated Statements of Stockholders’ Equity
Years Ended December 31

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance, January 1, 2005	$11,439,255	$11,003,642	$28,943,736	$(803,189)	$(277,649)	$50,305,795
Comprehensive Income
Net Income			673,091			673,091
Change in unrealized gain (loss) on securities available for sale, net of reclassification adjustment and tax effect				(852,673)		(852,673)
Total comprehensive income						(179,582)
Dividends on common stock, $0.20 per share			(914,010)			(914,010)
Stock options exercised (2,929 treasury shares)		(4,158)			40,753	36,595
Treasure stock retired (4,358 treasury shares)	(10,962)	(225,934)			236,896	-
Exchange acquisition	1,140,290	4,061,560				5,201,850
Balance, December 31, 2005	12,568,583	14,835,110	28,702,817	(1,655,862)	-	54,450,648
Comprehensive Income
Net Income			2,760,242			2,760,242
Change in unrealized gain (loss) on securities available for sale, net of reclassification adjustment and tax effect				775,969		775,969
Total comprehensive income						3,536,211
Dividends on common stock, $0.21 per share			(1,055,761)			(1,055,761)
Expense of stock option plan		24,055				24,055
Balance, December 31, 2006	12,568,583	14,859,165	30,407,298	(879,893)	-	56,955,153
Comprehensive Income
Net Income			3,256,635			3,256,635
Change in unrealized gain (loss) on securities available for sale, net of reclassification adjustment and tax effect				962,128		962,128
Total comprehensive income						4,218,763
Dividends on common stock, $0.26 per share			(1,302,827)			(1,302,827)
Expense of stock option plan		64,406				64,406
Shares repurchased under stock repurchase plan					(610,260)	(610,260)
Balance, December 31, 2007	$12,568,583	$14,923,571	$32,361,106	$82,235	$(610,260)	$59,325,235

See Notes to Consolidated Financial Statements

F6

Rurban Financial Corp.
Consolidated Statements of Cash Flows
Years Ended December 31

	2007	2006	2005
Operating Activities
Net income	$3,256,635	$2,760,242	$673,091
Items not requiring (providing) cash
Depreciation and amortization	3,969,922	3,544,965	3,108,693
Provision (credit) for loan losses	521,306	177,838	583,402
Expense of stock option plan	64,406	24,055	-
Amortization of premiums and discounts on securities	48,799	206,096	218,221
Amortization of intangible assets	723,754	535,351	131,826
Deferred income taxes	(795,035)	(460,305)	384,337
FHLB Stock Dividends	(47,250)	(385,950)	(116,800)
Proceeds from sale of loans held for sale	18,032,822	11,328,770	5,481,329
Originations of loans held for sale	(18,718,482)	(11,326,566)	(6,029,400)
(Gain) loss from sale of loans	(574,000)	(1,249,148)	436,971
(Gain) loss on sale of foreclosed assets	-	(113,729)	214,642
(Gain) loss on sales of fixed assets	(29,396)	19,530	18,817
Net realized gains (losses) on available-for-sale securities	-	494,885	(25,300)
Changes in
Interest receivable	120,806	(119,419)	(513,229)
Other assets	(254,227)	296,344	(1,241,089)
Interest payable and other liabilities	(408,466)	(1,081,796)	899,500

Net cash provided by operating activities	5,911,594	4,651,163	4,225,011
Investing Activities
Net change in interest-bearing deposits	150,000	-	-
Purchases of available-for-sale securities	(29,501,721)	(15,375,196)	(38,373,878)
Proceeds from maturities of available-for-sale securities	37,247,138	19,506,403	17,107,354
Proceeds from sales of available-for-sale securities	3,464,242	33,263,994	5,154,173
Proceeds from sale of credit card portfolio and non-performing loans	-	5,760,603	-
Net change in loans	(19,653,367)	(49,367,497)	(4,562,982)
Purchase of premises and equipment	(3,701,669)	(9,042,264)	(2,975,180)
Proceeds from sales of premises and equipment	401,241	2,880,497	93,216
Purchase bank owned life insurance	(1,000,000)	-	-
Proceeds from sale of foreclosed assets	-	2,811,928	1,565,223
Cash paid to shareholders of Exchange Bank Acquisition	-	(6,526,646)	-
Cash paid to shareholders of Diverse Computer Marketers, Inc. Acquisition	(266,560)	(4,872,961)	-
Proceeds from sale of Federal Reserve stock	19,500	-	-
Proceeds from assumption of net liabilities in business acquisition	-	-	50,928,950
Net cash provided by (used in) investing activities	(12,841,196)	(20,961,139)	28,936,876

See Notes to Consolidated Financial Statements

F7

Rurban Financial Corp.
Consolidated Statements of Cash Flows
Years Ended December 31

	2007	2006	2005
Financing Activities
Net increase (decrease) in demand deposits, money market, interest checking and savings accounts	$5,717,453	$553,021	$(6,940,715)
Net increase (decrease) in certificates of deposit	(14,241,716)	29,164,512	(16,360,869)
Net increase in securities sold under agreements to repurchase	10,735,538	26,190,480	2,021,269
Net decrease in federal funds purchased	—	(4,600,000)	(2,900,000)
Proceeds from Federal Home Loan Bank advances	14,000,000	47,900,000	20,500,000
Repayment of Federal Home Loan Bank advances	(11,000,000)	(72,400,000)	(34,500,000)
Proceeds from notes payable	—	2,700,000	—
Proceeds from trust preferred	—	—	10,310,000
Repayment of notes payable	(1,666,750)	(2,311,326)	(2,381,084)
Proceeds from stock options exercised	—	—	36,595
Purchase of treasury stock	(610,260)	—	—
Dividends paid	(1,302,827)	(1,055,759)	(914,010)
Net cash (used in) provided by financing activities	1,631,438	26,140,928	(31,128,814)
Increase (Decrease) in Cash and Cash Equivalents	(5,298,164)	9,830,952	2,033,073
Cash and Cash Equivalents, Beginning of Year	22,481,791	12,650,839	10,617,766

Cash and Cash Equivalents, End of Year	$17,183,627	$22,481,791	$12,650,839
Supplemental Cash Flows Information

Interest paid	$17,913,818	$15,084,607	$8,989,474

Income taxes paid - net of refunds	$(2,430,000)	$(948,000)	$(1,021,302)

Common stock and payable issued for net assets in Acquisition	$—	$—	$11,826,130

Transfer of loans to foreclosed assets	$320,600	$556,677	$3,247,539

See Notes to Consolidated Financial Statements

F8

Rurban Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

Note 1:	Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

Rurban Financial Corp. (“Company”) is a bank holding company whose principal activity is the ownership and management of its wholly-owned subsidiaries, The State Bank and Trust Company (“State Bank”), RFCBC, Inc. (“RFCBC”), Rurbanc Data Services, Inc. (“RDSI”), Rurban Statutory Trust I (“RST I”), and Rurban Statutory Trust II (“RST II”). State Bank owns all of the outstanding stock of Reliance Financial Services (“RFS”), and Rurban Mortgage Company (“RMC”). State Bank is primarily engaged in providing a full range of banking and financial services to individual and corporate customers in northwest Ohio and Northeast Indiana. State Bank is subject to competition from other financial institutions. State Bank is regulated by certain federal and state agencies and undergoes periodic examinations by those regulatory authorities. RFCBC operates as a loan subsidiary that continues to administer a classified loan. RDSI owns all the outstanding shares of Diverse Computer Marketing (“DCM”), and provides data and item processing services to community banks in Arkansas, Florida, Illinois, Indiana, Michigan, Missouri, Nebraska, Nevada, Ohio and Wisconsin. RFS offers a diversified array of trust and financial services to customers nationwide. RST I and RST II are trusts which were organized in 2000 and 2005, respectively, to manage the Company’s trust preferred securities.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, State Bank, RFCBC, RDSI and RMC. Exchange Bank’s balance sheet was consolidated at December 31, 2005, but not the income statement as a result of closing this acquisition at the close of business December 31, 2005. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

F9

Rurban Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

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
December 31, 2007 and 2006

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

Large groups of smaller balance homogenous loans are collectively evaluated for impairment. Accordingly, State Bank does not separately identify individual consumer and residential loans for impairment measurements.

Premises and Equipment

Depreciable assets are stated at cost less accumulated depreciation. Depreciation is charged to expense using the straight-line method for buildings and the declining balance method for equipment over the estimated useful lives of the assets. Leasehold improvements are capitalized and depreciated using the straight-line method over the terms of the respective leases.

F11

Rurban Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

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

Intangible Assets

Intangible assets are being amortized on a straight-line basis over weighted-average periods ranging from one to fifteen years. Such assets are periodically evaluated as to the recoverability of their carrying value. Purchased software is being amortized using the straight-line method over periods ranging from one to three years.

Stock Options

At December 31, 2007, the Company has a stock-based employee compensation plan, which is described more fully in Note 18. Prior to 2006, the Company accounted for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Accordingly, in 2005 and 2004, no stock-based employee compensation cost is reflected in net income, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock at the grant date.

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

F12

Rurban Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

The following table illustrates the effect on 2005 net income and earnings per share if the Company had applied the fair value provisions of FASB Statement No. 123, Accounting for Stock-based Compensation, to stock-based employee compensation. In April 2005, the Company accelerated certain stock options to be immediately vested. In accordance with Statement No. 123 and related interpretations, no compensation expense was recognized.

2005
Net income, as reported	$673,091
Less: Total stock-based employee compensation cost determined under the fair value based method, net of income taxes	(655,615)

Pro forma net income	$17,476
Earnings per share:
Basic – as reported	$0.15
Basic – pro forma	$0.00
Diluted – as reported	$0.15
Diluted – pro forma	$0.00

Income Taxes

Deferred tax assets and liabilities are recognized for the tax effects of differences between the financial statement and tax basis of assets and liabilities. A valuation allowance is established to reduce deferred tax assets if it is more likely than not that a deferred tax asset will not be realized. The Company files consolidated income tax returns for its subsidiaries.

Treasury Shares

Treasury stock is stated at cost. Cost is determined by first-in, first-out method. On April 12, 2007, Rurban initiated a stock repurchase program, authorizing the repurchase of up to 250,000 shares or approximately five percent of the Company’s outstanding shares. As of year end the company repurchased 48,500 shares at an average cost of $12.58.

Earnings Per Share

Earnings per share have been computed based upon the weighted-average common shares outstanding during each year. Unearned ESOP shares which have not vested have been excluded from the computation of average shares outstanding.

F13

Rurban Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

Reclassifications

Certain reclassifications have been made to the 2005 and 2006 financial statements to conform to the 2007 financial statement presentation. These reclassifications had no effect on net income.

Note 2:	Restriction on Cash and Due From Banks

State Bank is required to maintain reserve funds in cash and/or on deposit with the Federal Reserve Bank. The reserve required at December 31, 2007, was $1,344,000.

F14

Rurban Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

Note 3:	Securities

The amortized cost and approximate fair values of securities were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
Available-for-Sale Securities:
December 31, 2007:
U.S. Treasury and government Agencies	$40,133,111	$76,292	$(20,040)	$40,189,363
Mortgage-backed securities	36,339,539	370,134	(330,074)	36,379,599
State and political subdivision	15,991,138	91,752	(64,211)	16,018,679
Equity securities	23,000	-	-	23,000
Other securities	50,000	745	-	50,745
	$92,536,788	$538,923	$(414,325)	$92,661,386
December 31, 2006:
U.S. Treasury and government Agencies	$59,021,221	$-	$(898,591)	$58,122,630
Mortgage-backed securities	29,169,513	48,022	(447,351)	28,770,184
State and political subdivision	15,500,312	47,316	(82,680)	15,464,948
Equity securities	23,000	-	-	23,000
Other securities	81,200	113	-	81,313
	$103,795,246	$95,451	$(1,428,622)	$102,462,075

F15

Rurban Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

The amortized cost and fair value of securities available for sale at December 31, 2007, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale
	Amortized Cost	Fair Value
Within one year	$557,490	$554,396
Due after one year through five years	1,791,007	1,806,566
Due after five years through ten years	41,137,626	41,185,753
Due after ten years	12,688,126	12,712,072
	56,174,249	56,258,787

Mortgage-backed securities and equity securities	36,362,539	36,402,599
Totals	$92,536,788	$92,661,386

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was $44,634,646 at December 31, 2007, and $61,186,085 at December 31, 2006. The securities delivered for repurchase agreements were $38,184,453 at December 31, 2007, and $27,437,603 for 2006.

Gross gains of $1,998, $7,928, and $34,050 and gross losses of $0, $502,813, and $8,750 resulting from sales of available-for-sale securities were realized for 2007, 2006 and 2005, respectively. The tax expense for net security gains (losses) for 2007, 2006, and 2005 was $679, $(168,000), and $9,000, respectively.

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments at December 31, 2007 and 2006, was $20,200,650 and $92,111,343 which is approximately 22% and 90% of the Company’s available-for-sale investment portfolio respectively.

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

F16

Rurban Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

Securities with unrealized losses at December 31, 2007, are as follows:

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-Sale Securities:
U.S. Treasury and government agencies	$0	$0	$3,979,960	$(20,040)	$3,979,960	$(20,040)
Mortgage-backed securities	1,508,150	(7,235)	9,203,980	(322,839)	10,712,130	(330,074)
State and political subdivisions	1,728,883	(10,378)	3,779,677	(53,833)	5,508,560	(64,211)
	$3,237,033	$(17,613)	$16,963,617	$(396,712)	$20,200,650	$(414,325)

Securities with unrealized losses at December 31, 2006, are as follows:

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-Sale Securities:
U.S. Treasury and government agencies	$6,482,190	$(16,767)	$51,240,439	$(881,824)	$57,722,629	$(898,591)
Mortgage-backed securities	5,689,252	(56,739)	18,064,045	(390,612)	23,753,297	(447,351)
State and political subdivisions	6,975,811	(27,974)	3,659,606	(54,706)	10,635,417	(82,680)
	$19,147,253	$(101,480)	$72,964,090	$(1,327,142)	$92,111,343	$(1,428,622)

F17

Rurban Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

Note 4: Loans and Allowance for Loan Losses

Categories of loans at December 31 include:

	2007	2006
Commercial	$83,048,522	$71,640,907
Commercial real estate	126,784,483	109,503,312
Agricultural	43,369,266	44,682,699
Residential real estate	84,620,992	94,389,118
Consumer	51,357,419	49,314,080
Leasing	330,000	856,808
Total loans	389,510,682	370,386,924
Less
Net deferred loan fees, premiums and discounts	(241,938)	(285,115)
Loans, net of unearned income	$389,268,744	$370,101,809
Allowance for loan losses	$(3,990,455)	$(3,717,377)

Activity in the allowance for loan losses was as follows:

	2007	2006	2005
Balance, beginning of year	$3,717,377	$4,699,827	$4,899,063
Balance, Exchange Bank	-	-	910,004
Provision charged to expense	521,306	177,838	583,402
Recoveries	183,987	656,963	1,716,815
Losses charged off	(432,215)	(1,817,251)	(3,409,457)
Balance, end of year	$3,990,455	$3,717,377	$4,699,827

F18

Rurban Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

Individual loans determined to be impaired were as follows:

	2007	2006	2005
Year-end impaired loans with no allowance for loan losses allocated	$1,786,931	$607,469	$1,676,128
Year-end loans with allowance for loan losses allocated	$1,897,903	$1,514,169	$4,460,129
Total impaired loans	$3,684,834	$2,121,638	$6,136,257
Amount of allowance allocated	$332,805	$224,630	$1,992,807

Average of impaired loans during the year	$2,805,689	$4,177,213	$10,036,150
Interest income recognized during impairment	$63,425	$46,917	$223,782

Cash-basis interest income recognized	$74,940	$50,779	$232,008

At December 31, 2007, 2006, and 2005 accruing loans delinquent 90 days or more totaled $0, $0, and $5,200 respectively. Non-accruing loans at December 31, 2007, 2006, and 2005 were $5,990,000, $3,828,000, and $6,270,000 respectively.

Note 5: Premises and Equipment

Major classifications of premises and equipment stated at cost, were as follows at December 31:

	2007	2006

Land	$1,720,883	$1,544,883
Buildings and improvements	12,327,515	9,925,293
Equipment	11,878,202	11,259,960
Construction in progress	447,295	2,567,079
	26,373,895	25,297,215

Less accumulated depreciation	(11,245,141)	(9,847,441)

Net premises and equipment	$15,128,754	$15,449,774

F19

Rurban Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

Note 6: Goodwill

The changes in the carrying amount of goodwill for the years ended December 31, 2007, 2006 and 2005 were:

	2007	2006	2005
Balance as of January 1	$13,674,058	$8,917,373	$2,144,304
Adjustment (2007) and goodwill acquired during the year (2006) – Data Processing	266,559	4,795,149	-
Adjustment (2006) and goodwill acquired during the year (2005)– Banking	-	(38,464)	6,773,069
Balance as of December 31	$13,940,618	$13,674,058	$8,917,373

F20

Rurban Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

Note 7: Other Intangible Assets

The carrying basis and accumulated amortization of recognized intangible assets at December 31, 2007 and 2006 were:

	2007		2006
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Core deposit intangible	$4,039,615	(1,340,276)	$4,039,615	$(888,544)
Customer relationship intangible	200,627	(87,493)	200,627	(76,405)
Banking intangibles	4,240,242	(1,427,769)	4,240,242	(964,949)

Customer relationship intangible	2,389,000	(212,356)	2,389,000	(53,089)
Trademark intangible	180,000	(80,000)	180,000	(6,000)
Non-compete intangible	83,000	(36,889)	83,000	(9,222)
Data Processing intangibles	2,652,000	(329,245)	2,652,000	(68,311)

Purchased software - Banking	645,778	(447,930)	217,940	(166,435)
Purchased software – Data Processing	9,928,769	(6,010,019)	9,073,965	(4,679,663)
Purchased software - Other	350,010	(184,045)	379,422	(206,538)
Purchased software	10,924,557	(6,641,994)	9,671,327	(5,052,636)
Total	$17,816,799	(8,399,008)	$16,563,569	$(6,085,896)

Amortization expense for core deposits and other for the years ended December 31, 2007, 2006 and 2005, was $723,754, $535,351 and $131,825, respectively. Amortization expense for purchased software for the years ended December 31, 2007, 2006 and 2005 was $1,339,276, $1,329,580 and $1,234,279, respectively Estimated amortization expense for each of the following five years is:

	2008	2009	2010	2011	2012

Core deposit intangible	$397,436	$397,436	$397,436	$397,436	$397,436
Customer relationship intangible	49,930	42,337	36,884	31,069	26,758
Banking intangibles	447,366	439,773	434,320	428,505	424,194

Customer Relationship intangible	159,267	159,267	159,267	159,267	159,267
Trademark intangible	60,000	40,000	-	-	-
Non-compete intangible	27,667	40,000	-	-	-
Data Processing intangibles	246,934	239,267	159,267	159,267	159,267

Purchased software – Banking	82,665	69,033	39,915	159	-
Purchased Software – Data Processing	1,164,433	1,015,682	870,160	228,996	153,561
Purchased Software – Other	80,127	43,519	29,609	3,851	-
Purchased Software	1,327,225	1,128,234	939,684	233,006	153,561
Total	$2,021,525	$1,807,274	$1,533,271	$820,778	$737,022

F21

Rurban Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

Note 8: Interest-Bearing Time Deposits

Interest-bearing time deposits in denominations of $100,000 or more were $57,351,000 on December 31, 2007, and $75,847,000 on December 31, 2006. Certificates of deposit obtained from brokers totaled approximately $3,975,000 and $14,992,000 at December 31, 2007 and 2006, respectively.

At December 31, 2007, the scheduled maturities of time deposits were as follows:

2008	$183,913,727
2009	28,303,638
2010	6,283,519
2011	1,977,491
2012	2,386,412
Thereafter	616,055

Total	$223,480,842

Of the $3,975,000 in brokered deposits held at December 31, 2007, $2,670,000 mature within the next year.

Note 9: Short-Term Borrowings

	2007	2006
Securities sold under repurchase agreements - retail	$8,006,438	$7,270,900
Securities sold under repurchase agreements - broker	35,000,000	25,000,000
Total short-term borrowings	$43,006,438	$32,270,900

At December 31, 2007, The Bank had $20.9 million in federal funds lines, of which none were drawn upon. At December 31, 2006, The Bank had $21.8 million in federal funds lines, of which none was drawn on.

F22

Rurban Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

The Bank has retail repurchase agreements to facilitate cash management transactions with commercial customers. These obligations are secured by agency securities and such collateral is held by the Federal Home Loan Bank. At December 31, 2007, retail repurchase agreements totaled $8,006,438. The maximum amount of outstanding agreements at any month end during 2007 and 2006 totaled $8,941,000 and $7,400,000, respectively, and the monthly average of such agreements totaled $7,268,000 and $6,471,000, respectively. The agreements at December 31, 2007 and 2006 mature within one month.

The Bank also has repurchase agreements with brokerage firms who are in possession of the underlying securities. The securities are returned to The Bank on the repurchase date. The maximum amount of outstanding agreements at any month end during 2007 and 2006 totaled $35,000,000 and $25,000,000, respectively, and the monthly average of such agreements totaled $28,452,000 and $14,064,000, respectively. These repurchase agreements mature between 2011 and 2012 and at December 31, 2007, totaled $35,000,000 with a weighted average interest rate at year-end of 4.75%.

F23

Rurban Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

Note 10: Notes Payable

Notes payable at December 31, include:

	2007	2006
Revolving Demand Note payable in the amount of $500,000, secured by all business assets of RDSI, monthly payments of interest at prime plus .5%	$-	$200,000

Note payable in the amount of $2,500,000, secured by all inventory, equipment and receivables of RDSI, monthly payments of $41,042 together with interest at a variable rate equal to the 5 Year Treasury Index plus 2.85%, maturing August 23, 2011	$922,457	2,389,207
	$922,457	$2,589,207

F24

Rurban Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

Aggregate annual maturities of notes payable at December 31, 2007, are:

Debt
2008	$340,288
2009	368,475
2010	213,694
Total	$922,457

Note 11: Federal Home Loan Bank Advances

The Federal Home Loan Bank advances were secured by mortgage loans and commercial real estate loans totaling $139,808,148 at December 31, 2007. Advances, at interest rates from 3.84 to 6.25 percent, are subject to restrictions or penalties in the event of prepayment.

Aggregate annual maturities of Federal Home Loan Bank advances at December 31, 2007, are:

Debt
2008	$2,000,000
2009	5,500,000
2010	11,000,000
2011	5,500,000
Total	$24,000,000

F25

Rurban Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

Note 12: Trust Preferred Securities

On September 15, 2005, RST II, a wholly owned subsidiary of the Company, closed a pooled private offering of 10,000 Capital Securities with a liquidation amount of $1,000 per security. The proceeds of the offering were loaned to the Company in exchange for junior subordinated debentures with terms similar to the Capital Securities. The sole assets of RST II are the junior subordinated debentures of the Company and payments thereunder. The junior subordinated debentures and the back-up obligations, in the aggregate, constitute a full and unconditional guarantee by the Company of the obligations of RST II under the Capital Securities. Distributions on the Capital Securities are payable quarterly at an interest rate that changes quarterly and is based on the 3-month LIBOR and are included in interest expense in the consolidated financial statements. These securities are considered Tier 1 capital (with certain limitations applicable) under current regulatory guidelines. As of December 31, 2007 and 2006, the outstanding principal balance of the Capital Securities was $10,000,000.

On September 7, 2000, RST I, a wholly owned subsidiary of the Company, closed a pooled private offering of 10,000 Capital Securities with a liquidation amount of $1,000 per security. The proceeds of the offering were loaned to the Company in exchange for junior subordinated debentures with terms similar to the Capital Securities. The sole assets of RST I are the junior subordinated debentures of the Company and payments thereunder. The junior subordinated debentures and the back-up obligations, in the aggregate, constitute a full and unconditional guarantee by the Company of the obligations of RST I under the Capital Securities. Distributions on the Capital Securities are payable semi-annually at the annual rate of 10.6% and are included in interest expense in the consolidated financial statements. These securities are considered Tier 1 capital (with certain limitations applicable) under current regulatory guidelines. As of December 31, 2007 and 2006, the outstanding principal balance of the Capital Securities was $10,000,000.

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

F26

Rurban Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

Note 13: Income Taxes

The provision for income taxes includes these components:

	For The Year Ended December 31,
	2007	2007	2007
Taxes currently payable (refundable)	$2,029,195	$1,408,421	$(302,984)
Deferred income taxes	(795,035)	(460,305)	384,337
Income tax expense	$1,234,160	$948,116	$81,353

A reconciliation of income tax expense at the statutory rate to the Company’s actual income tax expense is shown below:

	For The Year Ended December 31,
	2007	2007	2007
Computed at the statutory rate (34%)	$1,526,870	$1,260,842	$256,511
Increase (decrease) resulting from
Tax exempt interest	(211,646)	(184,640)	(103,015)
Other	(81,064)	(128,086)	(72,143)
Actual tax expense	$1,234,160	$948,116	$81,353

F27

Rurban Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

The tax effects of temporary differences related to deferred taxes shown on the balance sheets are:

	At December 31,
	2007	2006
Deferred tax assets
Allowance for loan losses	$1,244,891	$1,121,589
Accrued compensation and benefits	318,748	279,153
Net deferred loan fees	100,670	100,932
Unrealized losses on available-for-sale securities	-	452,812
Mark to market adjustments	42,363	-
Purchase accounting adjustments	164,796	188,644
NOL carry over	751,000	751,000
Other	48,997	3,166
	2,671,465	2,897,296
Deferred tax liabilities
Depreciation	(973,163)	(974,157)
Mortgage servicing rights	(135,319)	(71,078)
Unrealized gains on available-for-sale securities	(42,363)	-
Mark to market adjustment	-	(452,812)
Purchase accounting adjustments	(2,226,793)	(2,350,013)
Prepaids	(182,115)	(185,760)
FHLB stock dividends	(422,314)	(422,314)
Other	-	(51,624)
	(3,982,067)	(4,507,758)
Net deferred tax liability	$(1,310,602)	$(1,610,462)

The NOL carry over begins to expire in 2024.

Note 14: Other Comprehensive Loss

Other comprehensive income (loss) components and related taxes are as follows:

	2007	2006	2005

Unrealized gains (losses) on securities available for sale	$1,459,768	$680,825	$(1,266,627)
Reclassification for realized amount included in income	(1,998)	494,885	(25,300)
Other comprehensive income (loss), before tax effect	1,457,770	1,175,710	(1,291,927)
Tax expense (benefit)	495,642	399,741	(439,254)

Other comprehensive income (loss)	$962,128	$775,969	$(852,673)

F28

Rurban Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

Note 15: Regulatory Matters

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and State Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2007, that the Company and State Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2007, the most recent notification to the regulators categorized the State Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, State Bank must maintain capital ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed State Bank’s status as well-capitalized.

The Company’s consolidated, and State Bank’s actual, capital amounts (in millions) and ratios, as of December 31, 2007 and 2006, are also presented in the following table. On March 24, 2007, Exchange Bank was merged with and into the lead bank, State Bank.

F29

Rurban Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

The Company and State Bank’s actual capital amounts (in millions) and ratios are also presented in the following table.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2007
Total Capital (to Risk-Weighted Assets)
Consolidated	$64.2	15.9%	$32.2	8.0%	$-	N/A
State Bank	49.5	12.7	31.3	8.0	39.1	10.0%

Tier I Capital (to Risk-Weighted Assets)
Consolidated	59.9	14.9	16.1	4.0	-	N/A
State Bank	45.5	11.6	15.6	4.0	23.5	6.0

Tier I Capital (to Average Assets)
Consolidated	59.9	11.0	21.9	4.0	-	N/A
State Bank	45.5	8.4	21.8	4.0	27.3	5.0

As of December 31, 2006
Total Capital (to Risk-Weighted Assets)
Consolidated	$62.0	16.0%	$30.9	8.0%	$-	N/A
State Bank	46.8	12.4	30.2	8.0	37.8	10.0%

Tier I Capital (to Risk-Weighted Assets)
Consolidated	57.6	14.9	15.5	4.0	-	N/A
State Bank	43.0	11.4	15.1	4.0	22.7	6.0

Tier I Capital (to Average Assets)
Consolidated	57.6	10.5	22.0	4.0	-	N/A
State Bank	43.0	7.8	22.0	4.0	27.5	5.0

Dividends paid by Rurban are mainly provided for by dividends from its subsidiaries. However, certain restrictions exist regarding the ability of State Bank to transfer funds to Rurban in the form of cash dividends, loans or advances. Regulatory approval is required in order to pay dividends in excess of State Bank’s earnings retained for the current year plus retained net profits since January 1, 2005.

F30

Rurban Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

As of December 31, 2007, approximately $5.1 million was available for distribution to Rurban as dividends without prior regulatory approval. The 2006 table was consolidated for The State Bank and Trust Company and The Exchange Bank.

Note 16: Related Party Transactions

Certain directors, executive officers and principal shareholders of the Company, including associates of such persons, are loan customers. A summary of the related party loan activity, for loans aggregating $60,000 or more to any one related party, follows for the years ended December 31, 2007 and 2006:

	2007	2006

Balance, January 1	$3,454,000	$2,394,000
New Loans	3,751,000	5,936,000
Repayments	(3,009,000)	(4,997,000)
Other changes	1,805,000	121,000

Balance, December 31	$6,001,000	$3,454,000

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

Deposits from related parties held at December 31, 2007 and 2006 totaled $977,000 and $1,840,000, respectively.

Note 17: Employee Benefits

The Company has retirement savings 401(k) plans covering substantially all employees. Employees contributing up to 6% of their compensation receive a Company match of 50% of the employee’s contribution. Employee contributions are vested immediately and the Company’s matching contributions are fully vested after three years of employment. Employer contributions charged to expense for 2007, 2006 and 2005 were $272,750, $307,000, and $257,600 respectively.

F31

Rurban Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

Also, the Company has deferred compensation agreements with certain active and retired officers. The agreements provide monthly payments for up to 15 years that equal 15% to 25% of average compensation prior to retirement or death. The charge to expense for the current agreements was $166,000, $199,000, and $240,000 for 2007, 2006 and 2005, respectively. In 2006 and 2005, previously accrued benefits under the agreements in the amount of $166,000 and $346,000, respectively, were reversed and credited to expense as a result of termination or resignation of certain officers. Such charges reflect the straight-line accrual over the period until full eligibility of the present value of benefits due each participant on the full eligibility date, using a 6% discount factor.

Life insurance plans are provided for certain executive officers on a split-dollar basis. The Company is the owner of the split-dollar policies. The officers are entitled to a sum equal to two times either the employee’s annual salary at death, if actively employed, or final annual salary, if retired, less $50,000, not to exceed the employee’s portion of the death benefit. The Company is entitled to the portion of the death proceeds which equates to the cash surrender value less any loans on the policy and unpaid interest or cash withdrawals previously incurred by the Company. The employees have the right to designate a beneficiary(s) to receive their share of the proceeds payable upon death. The cash surrender value of these life insurance policies and life insurance policies related to the Company’s supplemental retirement plan totaled approximately $2,011,589 at December 31, 2007, and $1,955,902 at December 31, 2006.

Additional life insurance is provided to certain officers through a bank-owned life insurance policy (“BOLI”). By way of a separate split-dollar agreement, the policy interests are divided between the bank and the insured’s beneficiary. The bank owns the policy cash value and a portion of the policy net death benefit, over and above the cash value assigned to the insured’s beneficiary. During 2007 the bank elected to add $1 million in additional BOLI on two key executive officers. The cash surrender value of all life insurance policies totaled approximately $10,148,992 at December 31, 2007, and $8,815,940 at December 31, 2006.

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

Compensation expense is recorded equal to the fair market value of the stock when contributions, which are determined annually by the Board of Directors of the Company, are made to the ESOP. Allocated shares in the ESOP for each of the three years ended December 31, 2007, 2006 and 2005, were 462,850, 497,955, and 556,607, respectively.

Dividends on allocated shares are recorded as dividends and charged to retained earnings. Compensation expense is recorded equal to the fair market value of the stock when contributions, which are determined annually by the Board of Directors of the Company, are made to the ESOP.

ESOP expense for the years ended December 31, 2007, 2006 and 2005 was $565,644, $531,000, and $445,000, respectively.

F32

Rurban Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

Note 18: Stock Option Plan

In March, 2007, the Company’s single share-based compensation plan expired. The compensation cost that has been charged against income for that plan was $64,406, $24,055, and $0 for 2007, 2006, and 2005, respectively. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $21,898, $8,179, and $0 for 2007, 2006 and 2005, respectively.

The Company’s Stock Option Plan (the Plan), which is shareholder approved, permits the grant of share options to its employees for up to 441,000 shares of common stock. The Plan expired in March, 2007. The Company believes that such awards better align the interests of its employees with those of its shareholders. Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant; those option awards generally vest based on 5 years of continuous service and have 10-year contractual terms.

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

	2007	2006	2005

Expected volatility	27.0%	18.5%	23.7-27.7%
Weighted-average volatility	27.01%	18.5%	26.7%
Expected dividends	2.0%	1.7%	0-1.5%
Expected term (in years)	10	10	10
Risk-free rate	4.72%	2.3%	4.5-4.5%

F33

Rurban Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

A summary of option activity under the Plan as of December 31, 2007 and changes during the year then ended, is presented below:

	2007
	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding, beginning of year	325,274	$13.41
Granted	114,640	11.48
Exercised	-	-
Forfeited	26,861	13.53
Expired	71,074	12.87
Outstanding, end of year	341,979	$12.86	6.63	$179,217

Exercisable, end of year	212,089	$13.67	5.18	$51,325

The weighted-average grant-date fair value of options granted during the years 2007, 2006 and 2005 was $3.02, $2.34 and $4.32, respectively. The total intrinsic value of options exercised during the years ended December 31, 2007, 2006 and 2005, was $0, $0 and $2,017, respectively.

As of December 31, 2007, there was $323,425 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plan. That cost is expected to be recognized over a weighted-average period of 2.08 years

F34

Rurban Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

Note 19: Earnings Per Share

Earnings per share (EPS) is computed as follows:

	Year Ended December 31, 2007
	Income	Weighted- Average Shares	Per Share Amount
Basic earnings per share
Net income available to common shareholders	$3,256,635	5,010,987	$0.65
Effect of dilutive securities
Stock options	-	4,324
Diluted earnings per share
Income available to common shareholders and assumed conversions	$3,256,635	5,015,311	$0.65

Options to purchase 176,278 common shares at $13.30 to $16.78 per share were outstanding at December 31, 2007, but were not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares.

	Year Ended December 31, 2006
	Income	Weighted- Average Shares	Per Share Amount
Basic earnings per share
Net income available to common shareholders	$2,760,242	5,027,433	$0.55
Effect of dilutive securities
Stock options	-	1,442
Diluted earnings per share
Income available to common shareholders and assumed conversions	$2,760,242	5,028,875	$0.55

F35

Rurban Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

Options to purchase 285,838 common shares at $11.72 to $16.78 per share were outstanding at December 31, 2006, but were not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares.

	Year Ended December 31, 2005
	Income	Weighted- Average Shares	Per Share Amount
Basic earnings per share
Net income available to common shareholders	$673,091	4,571,348	$0.15
Effect of dilutive securities
Stock options	-	13,058
Diluted earnings per share
Income available to common shareholders and assumed conversions	$673,091	4,584,406	$0.15

Options to purchase 215,066 common shares at $13.30 to $16.78 per share were outstanding at December 31, 2005, but were not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares.

F36

Rurban Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

Note 20: Leases

The Company’s subsidiaries, The State Bank and Trust Company, RDSI, and DCM, have several noncancellable operating leases for business use that expire over the next ten years. These leases generally contain renewal options for periods of five years and require the lessee to pay all executory costs such as taxes, maintenance and insurance. Aggregate rental expense for these leases was $535,361, $307,393, and $249,504 for the years ended December 31, 2007, 2006 and 2005, respectively.

Future minimum lease payments under operating leases are:

2008	$411,551
2009	367,947
2010	307,200
2011	303,083
2012	210,200
Thereafter	833,412
Total minimum lease payments	$2,433,393

F37

Rurban Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

Note 21: Disclosures about Fair Value of Financial Instruments

The following table presents estimated fair values of the Company’s financial instruments. The fair values of certain of these instruments were calculated by discounting expected cash flows, which involves significant judgments by management and uncertainties. Fair value is the estimated amount at which financial assets or liabilities could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Because no market exists for certain of these financial instruments and because management does not intend to sell these financial instruments, the Company does not know whether the fair values shown below represent values at which the respective financial instruments could be sold individually or in the aggregate

	December 31, 2007		December 31, 2006
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and cash equivalents	$17,183,627	$17,184,000	$22,481,791	$22,482,000
Interest-bearing deposits	-	-	150,000	150,000
Available-for-sale securities	92,661,386	92,661,000	102,462,075	102,462,000
Loans including loans held for sale, net	386,928,047	388,253,000	366,774,532	364,490,000
Stock in FRB and FHLB	4,021,200	4,021,000	3,993,450	3,993,000
Accrued interest receivable	3,008,968	3,009,000	3,129,774	3,130,000

Financial liabilities
Deposits	$406,031,182	$406,240,000	$414,555,445	$413,990,000
Securities sold under agreements to repurchase	43,006,438	43,110,000	32,270,900	31,674,000
Note payable	922,457	922,000	2,589,207	2,589,000
FHLB advances	24,000,000	24,823,000	21,000,000	20,982,000
Trust preferred securities	20,620,000	20,503,000	20,620,000	21,257,000
Accrued interest payable	2,532,914	2,533,000	2,224,413	2,224,000

For purposes of the above disclosures of estimated fair value, the following assumptions were used as of December 31, 2007 and 2006. The estimated fair value for cash and cash equivalents, interest-bearing deposits, FRB and FHLB stock, accrued interest receivable, demand deposits, savings accounts, interest checking accounts, certain money market deposits, short-term borrowings and interest payable is considered to approximate cost. The estimated fair value for securities is based on quoted market values for the individual securities or for equivalent securities. The estimated fair value for loans receivable, including loans held for sale, net, is based on estimates of the rate State Bank would charge for similar loans at December 31, 2007 and 2006 applied for the time period until the loans are assumed to re-price or be paid.

F38

Rurban Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

The estimated fair value for fixed-maturity time deposits as well as borrowings is based on estimates of the rate State Bank paid on such liabilities at December 31, 2007 and 2006, applied for the time period until maturity. The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. The estimated fair value for other financial instruments and off-balance sheet loan commitments approximate cost at December 31, 2007 and 2006 and are not considered significant to this presentation.

F39

Rurban Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

Note 22: Commitments and Credit Risk

State Bank grants commercial, agribusiness, consumer and residential loans to customers. Although State Bank has a diversified loan portfolio, agricultural loans comprised approximately 11% and 12% of the portfolio as of December 31, 2007 and 2006, respectively.

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

Lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Lines of credit generally have fixed expiration dates. Since a portion of the line may expire without being drawn upon, the total unused lines do not necessarily represent future cash requirements. Each customer’s creditworthiness is evaluated on a case-by-case basis. The amount of collateral obtained, if deemed necessary, is based on management’s credit evaluation of the customer. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, commercial real estate and residential real estate. Management uses the same credit policies in granting lines of credit as it does for on-balance-sheet instruments..

	2007	2006
Loan commitments and unused lines of credit	$76,445,000	$71,545,000
Standby letters of credit	-	582,000
Commercial letters of credit	377,000	-
Total	$76,822,000	$72,127,000

And from time to time certain due from bank accounts are in excess of federally insured limits

F40

Rurban Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

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

The Company adopted the provisions of the Financial Accounting Standards Board (FASB) Interpretation No.48 (FIN 48), Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, on January 1, 2007. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As a result of the implementation of FIN 48, the Company did not become aware of any liability for uncertain tax positions that it believes should be recognized in the financial statements.

In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115 (SFAS No. 159). SFAS No. 159 permits us to choose to measure certain financial assets and liabilities at fair value that are not currently required to be measured at fair value (i.e. the Fair Value Option). Election of the Fair Value Option is made on an instrument-by-instrument basis and is irrevocable. At the adoption date, unrealized gains and losses on financial assets and liabilities for which the Fair Value Option has been elected would be reported as a cumulative adjustment to beginning retained earnings. If we elect the Fair Value Option for certain financial assets and liabilities, we will report unrealized gains and losses due to changes in their fair value in earnings at each subsequent reporting date. SFAS No. 159 is effective as of January 1, 2008. Management has evaluated the potential impact of adopting SFAS No. 159 on our consolidated financial statements and found it will have no material impact to the financial position and results of operations of the Company.

F41

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

At its September 2006 meeting, the Emerging Issues Task Force (“EITF”) reached a final consensus on Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. The consensus stipulates that an agreement by an employer to share a portion of the proceeds of a life insurance policy with an employee during the postretirement period is a postretirement benefit arrangement required to be accounted for under Statement No. 106 (“SFAS No. 106”) or Accounting Principles Board (APB) Opinion No. 12, Omnibus Opinion-1967. The consensus concludes that the purchase of a split-dollar life insurance policy does not constitute a settlement under SFAS No. 106 and, therefore, a liability for the postretirement obligation must be recognized under SFAS No. 106 if the benefit is offered under an arrangement that constitutes a plan or under APB No. 12 if it is not part of a plan. Issue 06-04 is effective for annual or interim reporting periods beginning after December 15, 2007. The Company has endorsement split-dollar life insurance policies. A liability is expected to be recorded in the first quarter of 2008, however; there will be no material impact to the financial position and results of operations as a result of the implementation of EITF 06-04.

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

F42

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

At its March 2007 meeting, the EITF reached a final consensus on Issue No. 06-10, Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements. A consensus was reached that an employer should recognize a liability for the postretirement benefit related to a collateral assignment split-dollar life insurance arrangement in accordance with either FASB Statement No. 106 or APB Opinion No. 12, as appropriate, if the employer has agreed to maintain a life insurance policy during the employee’s retirement or provide the employee with a death benefit based on the substantive agreement with the employee. A consensus also was reached that an employer should recognize and measure an asset based on the nature and substance of the collateral assignment split-dollar life insurance arrangement. The consensuses are effective for fiscal years beginning after December 15, 2007, including interim periods within those fiscal years, with early application permitted. The Company has endorsement split-dollar life insurance policies. The implementation of EITF 06-10 will not have a material impact on the financial position and results of operations of the Company.

F43

Rurban Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

Note 24: Condensed Financial Information (Parent Company Only)

Presented below is condensed financial information as to financial position, results of operations and cash flows of the Company:

Condensed Balance Sheets

	2007	2006
Assets
Cash and cash equivalents	$5,089,342	$7,102,859
Investment in common stock of banking subsidiaries	58,521,717	56,448,620
Investment in nonbanking subsidiaries	16,004,390	13,846,560
Other assets	1,972,079	2,103,164
Total assets	$81,587,528	$79,501,203
Liabilities
Trust preferred securities	$20,000,000	$20,000,000
Borrowings from non-banking subsidiaries	620,000	620,000
Other liabilities	1,642,294	1,926,050
Total liabilities	22,262,294	22,546,050
Stockholders' Equity	59,325,234	56,955,153
Total liabilities and stockholders' equity	$81,587,528	$79,501,203

F44

Rurban Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

Condensed Statements of Income

	2007	2006	2005
Income
Interest Income	$4,324	$3,099	$2,126
Dividends from subsidiaries
Banking Subsidiaries	1,200,000	6,400,000	7,153,134
Nonbanking subsidiaries	300,000	-	1,513,000
Total	1,500,000	6,400,000	8,666,134
Other income	1,353,760	1,491,158	1,091,721

Total income	2,858,084	7,894,257	9,759,981

Expenses
Interest expense	1,808,520	1,787,023	1,364,168
Other expense	2,831,749	2,683,109	2,514,712

Total expenses	4,640,269	4,470,132	3,878,880

Income before income tax and equity in undistributed income of subsidiaries	(1,782,185)	3,424,125	5,881,101

Income tax	(1,115,943)	(1,011,797)	(946,911)

Income before equity in undistributed income of subsidiaries	(666,242)	4,435,922	6,828,012

Equity in undistributed (excess distributed) income of subsidiaries
Banking subsidiaries	1,710,405	(3,797,432)	(6,383,468)
Nonbanking subsidiaries	2,212,472	2,121,752	228,547

Total	3,922,877	(1,675,680)	(6,154,921)

Net income	$3,256,635	$2,760,242	$673,091

F45

Rurban Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

Condensed Statements of Cash Flows

	2007	2006	2005

Operating Activities
Net income	$3,256,635	$2,760,242	$673,091
Items not requiring (providing) cash
Equity in (undistributed) excess distributed net income of subsidiaries	(3,268,799)	2,204,917	6,192,398
Expense of stock option plan	64,406	24,055	-
Other assets	131,085	(49,256)	(15,230)
Other liabilities	(283,757)	(6,032,292)	629,444
Net cash provided by (used in) operating activities	(100,430)	(1,092,334)	7,479,703

Investing Activities
Investment in RST II	-	-	(310,000)
Investment in RDSI	-	(5,500,000)	-
Investment in ROC	-	(600,000)	-
Repayment of policy loan	-	-	(1,014,523)
Proceeds from liabilities assumed in business acquisition	-	-	3,029
Net cash used in investing activities	-	(6,100,000)	(1,321,494)

Financing Activities
Cash dividends paid	(1,302,827)	(1,055,761)	(914,010)
Payment of registration costs and other acquisition costs	-	-	(326,615)
Repayment of note payable	-	(240,000)	-
Proceeds from subordinated debenture	-	-	10,310,000
Proceeds from exercise of stock options	-	-	36,595
Purchase of treasury stock	(610,260)	-	-
Net cash provided by (used in) financing activities	(1,913,087)	(1,295,761)	9,105,970

Net Change in Cash and Cash Equivalents	(2,013,517)	(8,488,095)	15,264,179

Cash and Cash Equivalents at Beginning of Year	7,102,859	15,590,954	326,775

Cash and Cash Equivalents at End of Year	$5,089,342	$7,102,859	$15,590,954
Supplemental cash flow information
Common stock and payable issued for net assets in acquisition	$-	$-	$11,826,130

F46

Rurban Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

Note 25:	Segment Information

The reportable segments are determined by the products and services offered, primarily distinguished between banking and data processing operations. Loans, investments, deposits and financial services provide the revenues in the banking segment and include the accounts of State Bank, RFCBC and RFS, which provides trust and financial services to customers nationwide.

Service fees provide the revenues in the data processing operation and include the accounts of RDSI and DCM. Other segments include the accounts of the Company, Rurban Financial Corp., which provides management services to its subsidiaries.

The accounting policies used are the same as those described in the summary of significant accounting policies. Segment performance is evaluated using net interest income, other revenue, operating expense and net income. Goodwill is allocated. Income taxes and indirect expenses are allocated on revenue. Transactions among segments are made at fair value. The Company allocates certain expenses to other segments. Information reported internally for performance assessment follows. Reclassifications have been made to the 2005 and 2006 tables to conform to the 2007 table, which include the consolidation of The State Bank and Trust Company, RFCBC and RFS into Banking, RDSI and DCM into Data Processing, and Rurban Financial Corp. into Other.

2007	Banking	Data Processing	Other	Total Segments	Intersegment Elimination	Consolidated Totals
Income Statement Information:
Net interest income (expense)	$16,859,523	$(268,014)	$(1,804,197)	$14,787,312	$—	$14,787,312
Other revenue-external customers	7,434,979	19,347,947	78,473	26,861,399	—	26,861,399
Other revenue-other segments	551,681	1,539,854	1,314,861	3,406,396	(3,406,396)	—
Net interest income and other revenue	24,846,183	20,619,787	(410,863)	45,055,107	(3,406,396)	41,648,711
Noninterest expense	20,338,289	16,872,968	2,831,749	40,043,006	(3,406,396)	36,636,610
Significant noncash items:
Depreciation and amortization	999,594	2,837,758	132,570	3,969,922	—	3,969,922
Provision for loan losses	521,306	—	—	521,306	—	521,306
Income tax expense	1,076,183	1,273,919	(1,115,942)	1,234,160	—	1,234,160
Segment profit	$2,910,405	$2,472,900	$(2,126,670)	$3,256,635	—	$3,256,635

Balance sheet information:
Total assets	$541,717,871	$20,419,865	$81,439,870	$643,577,606	$(82,363,608)	$561,213,998
Goodwill and intangibles	11,691,382	7,384,464	—	19,075,846	—	19,075,846
Premises and equipment expenditures	$3,599,534	$2,303,330	$137,071	$6,039,935	—	$6,039,935

F47

Rurban Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

2006	Banking	Data Processing	Other	Total Segments	Intersegment Elimination	Consolidated Totals
Income Statement Information:
Net interest income (expense)	$17,082,702	$(264,336)	$(1,783,924)	$15,034,442	$—	$15,034,442
Other revenue-external customers	8,211,356	15,011,143	532,822	23,755,321	—	23,755,321
Other revenue-other segments	3,316,764	1,551,655	997,260	5,865,679	(5,865,679)	—
Net interest income and other revenue	28,610,822	16,298,462	(253,842)	44,655,442	(5,865,679)	38,789,763
Noninterest expense	24,943,476	13,142,661	2,683,109	40,769,246	(5,865,679)	34,903,567
Significant noncash items:
Depreciation and amortization	933,518	2,505,065	106,382	3,544,965	—	3,544,965
Provision for loan losses	177,838	—	—	177,838	—	177,838
Income tax expense	886,940	1,072,973	(1,011,797)	948,116	—	948,116
Segment profit	$2,602,568	$2,082,828	$(1,925,154)	$2,760,242	—	$2,760,242
Balance sheet information:
Total assets	$539,310,887	$20,306,144	$79,188,059	$638,805,090	$(82,797,837)	$556,007,253
Goodwill and intangibles	12,154,202	7,378,838	—	19,533,040	—	19,533,040
Premises and equipment expenditures	$3,079,231	$5,820,264	$142,769	$9,042,264	—	$9,042,264

2005	Banking	Data Processing	Other	Total Segments	Intersegment Elimination	Consolidated Totals
Income Statement Information:
Net interest income (expense)	$13,650,366	$(234,741)	$(1,362,041)	$12,053,584	$—	$12,053,584
Other revenue-external customers	5,556,794	12,708,407	72,901	18,338,102	—	18,338,102
Other revenue-other segments	910,827	1,354,001	870,005	3,134,833	(3,134,833)	—
Net interest income and other revenue	20,117,987	13,827,667	(419,135)	33,526,519	(3,134,833)	30,391,686
Non-interest expense	18,682,524	11,164,340	2,341,809	32,188,673	(3,134,833)	29,053,840
Significant noncash items:
Depreciation and amortization	731,976	2,315,621	61,096	3,108,693	—	3,108,693
Provision for loan losses	583,402	—	—	583,402	—	583,402
Income tax expense	82,395	945,869	(946,911)	81,353	—	81,353
Segment profit	$769,666	$1,717,458	$(1,814,033)	$673,091	—	$673,091
Balance sheet information:
Total assets	$521,117,797	$10,204,699	$82,155,101	$613,477,597	$(82,935,321)	$530,542,276
Goodwill and intangibles	12,659,706	—	—	12,659,706	—	12,659,706
Premises and equipment expenditures	$688,124	$2,252,592	$157,818	$3,098,534	—	$3,098,534

F48

Rurban Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

NOTE 26:	Quarterly Financial Information (Unaudited)

The following tables summarize selected quarterly results of operations for 2007 and 2006.

December 31, 2007	March	June	September	December
Interest income	$8,016,828	$8,234,039	$8,350,340	$8,408,422
Interest expense	4,423,552	4,483,901	4,689,389	4,625,477
Net interest income	3,593,276	3,750,158	3,660,591	3,783,287
Provision for loan losses	92,640	145,594	140,409	142,663
Noninterest income	6,738,742	6,507,700	6,782,842	6,832,115
Noninterest expense	9,300,253	9,065,370	9,106,400	9,164,587
Income tax expense	236,672	261,829	333,384	402,275
Net income	702,453	785,045	863,601	905,536

Earnings per share
Basis	0.14	0.16	0.17	0.18
Diluted	0.14	0.16	0.17	0.18

Dividends per share	0.06	0.06	0.07	0.07

December 31, 2006	March	June	September	December
Interest income	$7,047,089	$7,542,688	$8,157,473	$8,223,168
Interest expense	3,183,033	3,712,225	4,401,939	4,638,779
Net interest income	3,864,056	3,830,463	3,755,534	3,584,389
Provision for loan losses	246,000	56,321	35,000	(159,483)
Noninterest income	5,008,299	5,268,252	5,902,756	7,576,014
Noninterest expense	7,950,031	8,079,875	8,514,656	10,359,005
Income tax expense	153,779	248,996	294,893	250,448
Net income	522,545	713,523	813,741	710,433

Earnings per share
Basis	0.10	0.14	0.16	0.14
Diluted	0.10	0.14	0.16	0.14

Dividends per share	0.05	0.05	0.05	0.06

F49

Rurban Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

During the fourth quarter of 2006, the Company restructured its balance sheet and recorded losses of $718,000, recorded losses of $283,000 associated with the merger, recorded income of $890,000 on the recovery of bond losses and sold the credit card portfolio for a gain of $740,000. The merger charges relate to the Company’s plan at the time to merge its Banking Group, consisting of The State Bank and Trust Company, The Exchange Bank, Rurban Operations Company and Reliance Financials Services, N.A., into The State Bank and Trust Company charter. The Company completed the merger on March 24, 2007.

F50

Rurban Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

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

Under the terms of the Stock Purchase Agreement, RDSI acquired all of the outstanding stock of the DCM Companies from their shareholders for an aggregate purchase price of $5.0 million. An additional $250,000 was payable to the shareholders contingent upon the continuation of profitable growth over the first year of combined operations. The final payment of $266,559 was made in 2007. The entire purchase price was paid in cash. The results of DCM’s operations have been included in Rurban’s consolidated statement of income from the date of acquisition.

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

F51

Rurban Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

The signficant intangible assets acquired include the customer related intangible of $2,389,000, the Trademark of $180,000 and the non-compete agreements of $83,000, which have useful lives of 180, 36 and 36 months, respectively, and will be amortized using the straight-line method. The $4.8 million of goodwill was assigned entirely to the data processing unit and is not expected to be deductible for tax purposes. This analysis is based upon an initial third party opinion and is subject to change for up to twelve months.

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

F52

RURBAN FINANCIAL CORP.

ANNUAL REPORT ON FORM 10-K
FOR FISCAL YEAR ENDED DECEMBER 31, 2007

INDEX TO EXHIBITS

Exhibit No.	Description	Location

2.1	Stock Purchase Agreement, dated as of May 19, 2006, by and among Rurbanc Data Services, Inc., Lance Thompson and Robert Church	Incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed May 24, 2006 (File No. 0-13507).

3.1	Amended Articles of Registrant, as amended	Incorporated herein by reference to Exhibit 3(a)(i) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1989 (File No. 0-13507).

3.2	Certificate of Amendment to the Amended Articles of Rurban Financial Corp.	Incorporated herein by reference to Exhibit 3(b) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993 (File No. 0-13507).

3.3	Certificate of Amendment to the Amended Articles of Rurban Financial Corp.	Incorporated herein by reference to Exhibit 3(c) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 0-13507).

3.4	Amended and Restated Articles of Rurban Financial Corp. [Note: filed for purposes of SEC reporting compliance only - this document has not been filed with the Ohio Secretary of State.]	Incorporated herein by reference to Exhibit 3(d) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 0-13507).

3.5	Amended and Restated Regulations of Rurban Financial Corp.	Incorporated herein by reference to Exhibit 3.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (File No. 0-13507).

4.1
Indenture, dated as of September 15, 2005, by and between Rurban Financial Corp. and Wilmington Trust Company, as Debenture Trustee, relating to Floating Rate Junior Subordinated Deferrable Interest Debentures
Incorporated herein by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 (File No. 0-13507).

4.2	Amended and Restated Declaration of Trust of Rurban Statutory Trust II, dated as of September 15, 2005	Incorporated herein by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 (File No. 0-13507).

60.

Exhibit No.	Description	Location

4.3	Guarantee Agreement, dated as of September 15, 2005, by and between Rurban Financial Corp. and Wilmington Trust Company, as Guarantee Trustee	Incorporated herein by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 (File No. 0-13507).

4.4	Agreement to furnish instruments and agreements defining rights of holders of long-term debt	Filed herewith.

10.1*	Rurban Financial Corp. Stock Option Plan	Incorporated herein by reference to Exhibit 10(u) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (File No. 0-13507).

10.2*	Rurban Financial Corp. Plan to Allow Directors to Elect to Defer Compensation	Incorporated herein by reference to Exhibit 10(v) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (File No. 0-13507).

10.3*	Form of Non-Qualified Stock Option Agreement with Five-Year Vesting under Rurban Financial Corp. Stock Option Plan	Incorporated herein by reference to Exhibit 10(w) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 0-13507).

10.4*	Form of Non-Qualified Stock Option Agreement with Vesting After One Year of Employment under Rurban Financial Corp. Stock Option Plan	Incorporated herein by reference to Exhibit 10(a) to the Company’s Current Report on Form 8-K filed March 21, 2005 (File No. 0-13507).

10.5*	Form of Incentive Stock Option Agreement with Five-Year Vesting under Rurban Financial Corp. Stock Option Plan	Incorporated herein by reference to Exhibit 10(x) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 0-13507).

10.6*	Form of Incentive Stock Option Agreement with Vesting After One Year of Employment under Rurban Financial Corp. Stock Option Plan	Incorporated herein by reference to Exhibit 10(c) to the Company’s Current Report on Form 8-K filed March 21, 2005 (File No. 0-13507).

10.7*	Form of Stock Appreciation Rights under Rurban Financial Corp. Stock Option Plan	Incorporated herein by reference to Exhibit 10(b) to the Company’s Current Report on Form 8-K filed March 21, 2005 (File No. 0-13507).

61.

Exhibit No.	Description	Location
10.8*	Employees’ Stock Ownership and Savings Plan of Rurban Financial Corp.	Incorporated herein by reference to Exhibit 10(y) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (File No. 0-13507).
10.9*	Rurban Financial Corp. Employee Stock Purchase Plan	Incorporated herein by reference to Exhibit 10(z) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (File No. 0-13507).
10.10*	Employment Agreement, executed March 6, 2006 and effective as of March 1, 2006, by and between Rurban Financial Corp. and Kenneth A. Joyce	Incorporated herein by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (File No. 0-13507).
10.11*	First Amendment to Employment Agreement, executed May 19, 2006 and effective as of March 1, 2006, by and between Rurban Financial Corp. and Kenneth A. Joyce	Incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006 (File No. 0-13507).
10.12*	Supplemental Executive Retirement Plan Agreement, executed March 13, 2006 and effective as of March 1, 2006, by and between Rurban Financial Corp. and Kenneth A. Joyce	Incorporated herein by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (File No. 0-13507).
10.13*	Schedule identifying other substantially identical Supplemental Executive Retirement Plan Agreements with executive officers of Rurban Financial Corp. and its subsidiaries	Incorporated herein by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (File No. 0-13507).
10.14*	First Amendment to Supplemental Executive Retirement Plan Agreement, executed May 16, 2006 and effective as of March 1, 2006, by and between Rurban Financial Corp. and Kenneth A. Joyce	Incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006 (File No. 0-13507).
10.15*	Schedule identifying other substantially identical First Amendments to Supplemental Executive Retirement Plan Agreements with executive officers of Rurban Financial Corp. and its subsidiaries	Incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006 (File No. 0-13507).

62.

Exhibit No.	Description	Location
10.16*	Change in Control Agreement, executed March 9, 2006 and effective as of March 1, 2006, by and between Rurban Financial Corp. and Duane L. Sinn	Incorporated herein by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (File No. 0-13507).
10.17*	Schedule identifying other substantially identical Change in Control Agreements with executive officers of Rurban Financial Corp. and its subsidiaries	Incorporated herein by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (File No. 0-13507).
10.18*	First Amendment to Change in Control Agreement, executed May 17, 2006 and effective as of March 1, 2006, by and between Rurban Financial Corp. and Duane L. Sinn	Incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006 (File No. 0-13507).
10.19*	Schedule identifying other substantially identical First Amendments to Change in Control Agreements with executive officers of Rurban Financial Corp. and its subsidiaries	Incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006 (File No. 0-13507).
10.20*	Non-Qualified Deferred Compensation Plan effective as of January 1, 2007	Incorprated herein by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (File No. 0-13507)
11	Statement re: Computation of Per Share Earnings	Included in Note 1 of the Notes to Consolidated Financial Statements of Registrant in the financial statements portion of this Annual Report on Form 10-K.
21	Subsidiaries of Registrant	Filed herewith.
23	Consent of BKD, LLP	Filed herewith.
24	Power of Attorney of Directors and Executive Officers	Included on signature page of this Annual Report on Form 10-K
31.1	Rule 13a-14(a)/15d-14(a) Certification - Principal Executive Officer	Filed herewith.
31.2	Rule 13a-14(a)/15d-14(a) Certification - Principal Financial Officer	Filed herewith.
32.1	Section 1350 Certification - Principal Executive Officer and Principal Financial Officer	Filed herewith.

* Management contract or compensatory plan or arrangement.

63.