Form 10-Q
period 2008-03-31
RURBAN FINANCIAL CORP
filed 2008-05-13
CIK 767405

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
OR

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Large Accelerate Filer ☐ Accelerated Filer ☐ Non-Accelerated Filer ☐ Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Shares, without par value	4,941,933
(class)	(Outstanding at May 13, 2008)

RURBAN FINANCIAL CORP.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The interim condensed consolidated financial statements of Rurban Financial Corp. (“Rurban” or the “Company”) are unaudited; however, the information contained herein reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of financial condition and results of operations for the interim periods presented. All adjustments reflected in these financial statements are of a normal recurring nature in accordance with Rule 10-01 of Regulation S-X. Results of operations for the three months ended March 31, 2008 are not necessarily indicative of results for the complete year.

Rurban Financial Corp.
Condensed Consolidated Balance Sheets
March 31, 2008 and December 31, 2007

	March 31, 2008	December 31, 2007
	(Unaudited)
Assets
Cash and due from banks	$15,758,593	$15,183,627
Federal funds sold	6,400,000	2,000,000
Cash and cash equivalents	22,158,593	17,183,627
Available-for-sale securities	94,378,377	92,661,386
Loans held for sale	2,464,643	1,649,758
Loans, net of unearned income	391,962,691	389,268,744
Allowance for loan losses	(4,016,230)	(3,990,455)
Premises and equipment	15,180,760	15,128,754
Purchased software	4,149,202	4,282,563
Federal Reserve and Federal Home Loan Bank stock	4,062,100	4,021,200
Foreclosed assets held for sale, net	1,572,644	124,131
Interest receivable	2,752,252	3,008,968
Goodwill	13,940,618	13,940,618
Core deposits and other intangibles	4,961,846	5,135,228
Cash value of life insurance	12,276,003	12,160,581
Other	5,889,849	6,638,895
Total assets	$571,733,348	$561,213,998

See notes to condensed consolidated financial statements (unaudited)

Note:	The balance sheet at December 31, 2007 has been derived from the audited consolidated financial statements at that date.

Rurban Financial Corp.
Condensed Consolidated Balance Sheets (continued)
March 31, 2008 and December 31, 2007

	March 31, 2008	December 31, 2007
	(Unaudited)
Liabilities and Stockholders’ Equity
Liabilities
Deposits
Demand	$41,748,793	$41,541,297
Savings, interest checking and money market	156,513,960	141,009,043
Time	218,449,515	223,480,842
Total deposits	416,712,268	406,031,182
Notes payable	817,584	922,457
Federal Home Loan Bank advances	23,000,000	24,000,000
Retail repurchase agreements	43,536,570	43,006,438
Trust preferred securities	20,620,000	20,620,000
Interest payable	2,481,629	2,532,914
Other liabilities	4,694,986	4,775,773
Total liabilities	511,863,037	501,888,764
Commitments and Contingent Liabilities

Stockholders’ Equity
Common stock, $2.50 stated value; authorized 10,000,000 shares; issued 5,027,433 shares; outstanding March 2008 – 4,941,933 shares, December 2007 – 4,978,933 shares	12,568,583	12,568,583
Additional paid-in capital	14,944,315	14,923,571
Retained earnings	32,956,244	32,361,106
Accumulated other comprehensive loss	432,429	82,235
Treasury Stock, at cost
Common; March 2008 – 85,500 shares, December 2007 – 48,500 shares	(1,031,260)	(610,260)
Total stockholders’ equity	59,870,311	59,325,235
Total liabilities and stockholders’ equity	$571,733,348	$561,213,998

See notes to condensed consolidated financial statements (unaudited)

Note:	The balance sheet at December 31, 2007 has been derived from the audited consolidated financial statements at that date.

Rurban Financial Corp.
Condensed Consolidated Statements of Income (Unaudited)
Three Months Ended

	March 31, 2008	March 31, 2007
Interest Income
Loans
Taxable	$6,808,196	$6,676,813
Tax-exempt	21,350	17,293
Securities
Taxable	1,039,894	1,091,197
Tax-exempt	158,367	153,057
Other	97,409	78,468
Total interest income	8,125,216	8,016,828

Interest Expense
Deposits	3,091,902	3,333,730
Other borrowings	17,506	51,072
Retail repurchase agreements	460,552	343,849
Federal Home Loan Bank advances	302,336	249,587
Trust preferred securities	435,704	445,314
Total interest expense	4,308,000	4,423,552

Net Interest Income	3,817,216	3,593,276

Provision for Loan Losses	192,218	92,640
Net Interest Income After Provision for Loan Losses	3,624,998	3,500,636

Non-interest Income
Data service fees	5,264,565	4,834,136
Trust fees	855,107	826,382
Customer service fees	586,207	528,424
Net gains on loan sales	274,603	54,279
Net proceeds from liquidation of equity securities	132,106	0
Investment securities recoveries	197,487	0
Loan servicing fees	62,940	108,706
Gain (loss) on sale of assets	(71,032)	35,967
Other	213,530	350,848
Total non-interest income	7,515,513	6,738,742

See notes to condensed consolidated financial statements (unaudited)

Rurban Financial Corp.
Condensed Consolidated Statements of Income (Unaudited) (continued)
Three Months Ended

	March 31, 2008	March 31, 2007
Non-interest Expense
Salaries and employee benefits	$4,438,764	$4,396,787
Net occupancy expense	566,016	527,133
Equipment expense	1,567,637	1,605,873
Data processing fees	96,567	156,181
Professional fees	570,687	677,391
Marketing expense	181,747	155,685
Printing and office supplies	186,052	198,092
Telephone and communications	421,929	445,204
Postage and delivery expense	602,634	392,261
State, local and other taxes	180,768	199,741
Employee expense	230,611	255,069
Other	557,948	290,836
Total non-interest expense	9,601,360	9,300,253

Income Before Income Tax	1,539,151	939,125

Provision for Income Taxes	429,795	236,672

Net Income	$1,109,356	$702,453

Basic Earnings Per Share	$0.22	$0.14

Diluted Earnings Per Share	$0.22	$0.14

Dividends Declared Per Share	$0.08	$0.06

See notes to condensed consolidated financial statements (unaudited)

RURBAN FINANCIAL CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS'
EQUITY (UNAUDITED)

	Three Months Ended
	March 31, 2008	March 31, 2007

Balance at beginning of period	$59,325,235	$56,955,153

Cumulative effect adjustment for split-dollar BOLI	(116,303)	-

Beginning balance as adjusted	59,208,932	56,955,153

Net Income	1,109,356	702,453

Other comprehensive income (loss):
Net change in unrealized gains (losses) on securities available for sale, net	350,193	342,085
Total comprehensive income (loss)	1,459,549	1,044,538

Cash dividend	(397,914)	(301,646)

Purchase of Treasury Shares	(421,000)	-

Stock option expense	20,744	13,259

Balance at end of period	$59,870,311	$57,711,304

See notes to condensed consolidated financial statements (unaudited)

Rurban Financial Corp.
Condensed Consolidated Statements of Cash Flows (Unaudited)
Three Months Ended

	March 31, 2008	March 31, 2007
Operating Activities
Net income	$1,109,356	$702,453
Items not requiring (providing) cash
Depreciation and amortization	976,290	968,860
Provision for loan losses	192,218	92,640
Expense of stock option plan	20,744	13,259
Amortization of premiums and discounts on securities	15,842	25,649
Amortization of intangible assets	173,382	175,384
Deferred income taxes	(180,403)	(157,478)
FHLB Stock Dividends	(40,900)	(47,250)
Proceeds from sale of loans held for sale	15,208,863	4,808,032
Originations of loans held for sale	(15,749,144)	(4,474,350)
Gain from sale of loans	(274,603)	(54,279)
(Gain) loss on sale of foreclosed assets	(3,180)	(9,040)
(Gain) loss on sales of fixed assets	71,032	(26,927)
Changes in
Interest receivable	256,716	308,859
Other assets	656,421	(853,117)
Interest payable and other liabilities	(248,376)	(917,091)

Net cash provided by operating activities	2,184,258	555,604
Investing Activities
Purchases of available-for-sale securities	(36,191,291)	(5,722,790)
Proceeds from maturities of available-for-sale securities	34,989,055	11,529,117
Net change in loans	(4,461,937)	(3,326,187)
Purchase of premises and equipment and software	(1,196,249)	(1,502,472)
Proceeds from sales of premises and equipment	301,314	234,397
Proceeds from sale of foreclosed assets	62,385	175,016
Cash paid for Diverse Computer Marketers, Inc. acquisition	-	(16,034)
Net cash provided by (used in) investing activities	(6,496,723)	1,371,047

See notes to condensed consolidated financial statements (unaudited)

Rurban Financial Corp.
Condensed Consolidated Statements of Cash Flows (Unaudited) (continued)
Three Months Ended

	March 31, 2008	March 31, 2007
Financing Activities
Net increase (decrease) in demand deposits, money market, interest checking and savings accounts	$15,712,413	$3,681,627
Net increase (decrease) in certificates of deposit	(5,031,327)	(5,644,131)
Net increase (decrease) in securities sold under agreements to repurchase	530,132	(1,443,705)
Proceeds from Federal Home Loan Bank advances	1,000,000	—
Repayment of Federal Home Loan Bank advances	(2,000,000)	(3,500,000)
Repayment of notes payable	(104,873)	(73,296)
Purchase of treasury stock	(421,000)
Dividends paid	(397,914)	(301,646)

Net cash (used in) provided by financing activities	9,287,431	(7,281,151)

Increase (Decrease) in Cash and Cash Equivalents	4,974,966	(5,354,500)

Cash and Cash Equivalents, Beginning of Year	17,183,627	22,481,791

Cash and Cash Equivalents, End of Period	$22,158,593	$17,127,291

Supplemental Cash Flows Information

Interest paid	$4,359,285	$4,414,340

Transfer of loans to foreclosed assets	$1,507,718	$28,244

See notes to condensed consolidated financial statements (unaudited)

RURBAN FINANCIAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A—BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements reflect all adjustments that are, in the opinion of management, necessary to fairly present the financial position, results of operations and cash flows of the Company. Those adjustments consist only of normal recurring adjustments. Results of operations for the three months ended March 31, 2008 are not necessarily indicative of results for the complete year.

The condensed consolidated balance sheet of the Company as of December 31, 2007 has been derived from the audited consolidated balance sheet of the Company as of that date.

For further information, refer to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

NOTE B—EARNINGS PER SHARE

Earnings per share (EPS) have been computed based on the weighted average number of shares outstanding during the periods presented. For the periods ended March 31, 2008 and 2007, stock options totaling 329,640 and 319,913 common shares, respectively, were not considered in computing EPS as they were anti-dilutive. The number of shares used in the computation of basic and diluted earnings per share was:

	Three Months Ended
	March 31,
	2008	2007
Basic earnings per share	4,962,428	5,027,433
Diluted earnings per share	4,962,511	5,027,613

NOTE C – LOANS, RISK ELEMENTS AND ALLOWANCE FOR LOAN LOSSES

Total loans on the balance sheet are comprised of the following classifications at:

	March, 31 2008	December 31, 2007

Commercial	$82,268,776	$83,048,522
Commercial real estate	129,703,596	126,784,483
Agricultural	47,508,611	43,369,266
Residential real estate	82,998,903	84,620,992
Consumer	49,389,534	51,357,419
Lease financing	330,000	330,000
Total loans	392,199,420	389,510,682
Less
Net deferred loan fees, premiums and discounts	(236,792)	(241,938)

Loans, net of unearned income	$391,962,691	$389,268,744

Allowance for loan losses	$(4,016,230)	$(3,990,455)

The following is a summary of the activity in the allowance for loan losses account for the three months ended March 31, 2008 and 2007.

	Three Months Ended March 31,
	2008	2007

Balance, beginning of period	$3,990,455	$3,717,377
Provision charged to expense	192,218	92,640
Recoveries	30,848	54,044
Loans charged off	(197,291)	(95,247)
Balance, end of period	$4,016,230	$3,768,814

The following schedule summarizes nonaccrual, past due and impaired loans at:

	March 31, 2008	December 31, 2007
Non-accrual loans	$5,304,652	$5,990,483

Accruing loans which are contractually past due 90 days or more as to interest or principal payments	-	-
Total non-performing loans	$5,304,652	$5,990,483

Individual loans determined to be impaired were as follows:

	March 31, 2008	December 31, 2007

Loans with no allowance for loan losses allocated	$1,742,000	$1,787,000
Loans with allowance for loan losses allocated	1,744,000	1,898,000
Total impaired loans	$3,486,000	$3,685,000

Amount of allowance allocated	$358,000	$333,000

NOTE D – REGULATORY MATTERS

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and State Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined in the regulations), and of Tier I capital to average assets (as defined in the regulations). As of March 31, 2008 and December 31, 2007, the Company and State Bank exceeded all “well-capitalized” requirements to which they were subject.

As of December 31, 2007, the most recent notification to the regulators categorized State Bank as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, State Bank must maintain capital ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed State Bank’s categorization as well-capitalized.

The Company’s consolidated, and State Bank’s actual, capital amounts (in millions) and ratios, as of March 31, 2008 and December 31, 2007, are also presented in the following table.

	Actual		Minimum Required For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2008
Total Capital (to Risk-Weighted Assets)
Consolidated	$64.5	15.8%	$32.7	8.0%	$—	N/A
State Bank	50.1	12.6	31.8	8.0	39.7	10.0

Tier I Capital (to Risk-Weighted Assets)
Consolidated	60.3	14.7	16.4	4.0	—	N/A
State Bank	46.1	11.6	15.9	4.0	23.8	6.0

Tier I Capital (to Average Assets)
Consolidated	60.3	11.0	21.9	4.0	—	N/A
State Bank	46.1	8.4	21.8	4.0	27.3	5.0

As of December 31, 2007
Total Capital (to Risk-Weighted Assets)
Consolidated	$64.2	15.9%	$32.2	8.0%	$—	N/A
State Bank	49.5	12.7	31.3	8.0	39.1	10.0

Tier I Capital (to Risk-Weighted Assets)
Consolidated	59.9	14.9	16.1	4.0	—	N/A
State Bank	45.5	11.6	15.6	4.0	23.5	6.0

Tier I Capital (to Average Assets)
Consolidated	59.9	11.0	21.9	4.0	—	N/A
State Bank	45.5	8.4	21.8	4.0	27.3	5.0

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

NOTE F - NEW ACCOUNTING PRONOUNCEMENTS

On December 4, 2007, the FASB issued FASB Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51.” SFAS No. 160 amends ARB No. 51 to establish new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions. The statement also requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. SFAS No. 160 is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008. Early application is prohibited. SFAS No. 160 is effective for the Company’s fiscal year that begins on January 1, 2009 and will be applied to future acquisitions.

On December 4, 2007, the FASB amended SFAS No. 141 (revised 2007), “Business Combinations.” SFAS No. 141R, establishes requirements and principles for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree. SFAS No. 141R will apply to business combinations for which the acquisition date is on or after the beginning of the first reporting period for fiscal year beginning on or after December 15, 2008. Earlier adoption is prohibited. Accordingly, a calendar year-end company is required to record and disclose business combinations following existing GAAP until January 1, 2009. Management is currently evaluating the potential impact, if any, to the Company’s consolidated financial statements.

The Company or one of its subsidiaries files income tax returns in the U.S. federal and Ohio jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local examinations by tax authorities for years before 2005.

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

In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment of FASB Statement No. 115 (SFAS No. 159). SFAS No. 159 permits the Company to choose to measure certain financial assets and liabilities at fair value that are not currently required to be measured at fair value (i.e. the Fair Value Option). Election of the Fair Value Option is made on an instrument-by-instrument basis and is irrevocable. At the adoption date, unrealized gains and losses on financial assets and liabilities for which the Fair Value Option has been elected would be reported as a cumulative adjustment to beginning retained earnings. If the Company elects the Fair Value Option for certain financial assets and liabilities, the Company will report unrealized gains and losses due to changes in their fair value in earnings at each subsequent reporting date. SFAS No. 159 is effective as of January 1, 2008. The Company has not elected the Fair Value Option for any financial assets or liabilities at March 31, 2008.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (FAS 157). FAS 157 enhances existing guidance for measuring assets and liabilities using fair value. Prior to the issuance of FAS 157, guidance for applying fair value was incorporated in several accounting pronouncements. FAS 157 provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. FAS 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. Under FAS 157, fair value measurements are disclosed by level within that hierarchy. While FAS 157 does not add any new fair value measurements, it does change current practice. Changes to practice include: (1) a requirement for an entity to include its own credit standing in the measurement of its liabilities; (2) a modification of the transaction price presumption; (3) a prohibition on the use of block discounts when valuing large blocks of securities for broker-dealers and investment companies; and (4) a requirement to adjust the value of restricted stock for the effect of the restriction even if the restriction lapses within one year. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We have adopted FAS 157 effective for the first quarter of 2008.

At its September 2006 meeting, the Emerging Issues Task Force (“EITF”) reached a final consensus on Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. The consensus stipulates that an agreement by an employer to share a portion of the proceeds of a life insurance policy with an employee during the postretirement period is a postretirement benefit arrangement required to be accounted for under Statement No. 106 (“SFAS No. 106”) or Accounting Principles Board (APB) Opinion No. 12, Omnibus Opinion-1967. The consensus concludes that the purchase of a split-dollar life insurance policy does not constitute a settlement under SFAS No. 106 and, therefore, a liability for the postretirement obligation must be recognized under SFAS No. 106 if the benefit is offered under an arrangement that constitutes a plan or under APB No. 12 if it is not part of a plan. Issue 06-04 is effective for annual or interim reporting periods beginning after December 15, 2007. The Company has endorsement split-dollar life insurance policies. A liability has been recorded through a cumulative-effect adjustment to retained earnings as of January 1, 2008 in the amount of $116,303. There was no material impact to the financial position and results of operations as a result of the implementation of EITF 06-04.

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

NOTE G – COMMITMENTS AND CREDIT RISK

As of March 31, 2008, loan commitments and unused lines of credit totaled $68,135,000, standby letters of credit totaled $287,000 and no commercial letters of credit were outstanding.

NOTE H – SEGMENT INFORMATION

The reportable segments are determined by the products and services offered, primarily distinguished between banking and data processing operations. “Other” segment information includes the accounts of the holding company, Rurban, which combined provides management and operational services to its subsidiaries. Information reported internally for performance assessment follows.

NOTE H — SEGMENT INFORMATION (Continued)

As of and for the three months ended March 31, 2008

		Data		Total	Intersegment	Consolidated
Income statement information:	Banking	Processing	Other	Segments	Elimination	Totals

Net interest income (expense)	$4,295,351	$(43,240)	$(434,895)	$3,817,216		$3,817,216

Non-interest income - external customers	2,159,188	5,259,566	96,759	7,515,513		7,515,513

Non-interest income - other segments	9,366	389,403	309,998	708,767	(708,767)	-

Total revenue	6,463,905	5,605,729	(28,138)	12,041,496	(708,767)	11,332,729

Non-interest expense	5,017,887	4,393,142	899,098	10,310,127	(708,767)	9,601,360

Significant non-cash items:
Depreciation and amortization	269,370	667,162	39,758	976,290	-	976,290
Provision for loan losses	192,218	-	-	192,218	-	192,218
Income tax expense (benefit)	336,347	412,280	(318,832)	429,795	-	429,795
Segment profit (loss)	$917,453	$800,307	$(608,404)	$1,109,356	$-	$1,109,356

Balance sheet information:
Total assets	$552,918,637	$20,353,899	$6,588,372	$579,860,908	$(8,127,560)	$571,733,348

Goodwill and intangibles	11,579,734	7,322,730	-	18,902,464	-	18,902,464

Premises and equipment expenditures	57,314	1,046,388	92,547	1,196,249	-	1,196,249

NOTE H — SEGMENT INFORMATION (Continued)

As of and for the three months ended March 31, 2007

		Data		Total	Intersegment	Consolidated
Income statement information:	Banking	Processing	Other	Segments	Elimination	Totals

Net interest income (expense)	$4,131,429	$(93,658)	$(444,495)	$3,593,276		$3,593,276

Non-interest income - external customers	1,889,737	4,834,136	14,869	6,738,742		6,738,742

Non-interest income - other segments	526,124	415,225	313,046	1,254,395	(1,254,395)	-

Total revenue	6,547,290	5,155,703	(116,580)	11,586,413	(1,254,395)	10,332,018

Non-interest expense	5,710,203	4,108,766	735,679	10,554,648	(1,254,395)	9,300,253

Significant non-cash items:
Depreciation and amortization	239,567	699,637	29,656	968,860	-	968,860
Provision for loan losses	92,640	-	-	92,640	-	92,640
Income tax expense (benefit)	173,944	355,973	(293,245)	236,672	-	236,672

Segment profit (loss)	$570,503	$690,964	$(559,014)	$702,453	$-	$702,453

Balance sheet information:
Total assets	$530,459,372	$21,097,318	$8,460,028	$560,016,718	$(11,131,164)	$548,885,554

Goodwill and intangibles	12,040,233	7,333,457	-	19,373,690	-	19,373,690

Premises and equipment expenditures	730,435	772,037	-	1,502,472	-	1,502,472

NOTE I – FAIR VALUE OF ASSETS AND LIABILITIES

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (FAS 157). FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. FAS 157 has been applied prospectively as of the beginning of the period.

FAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FAS 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1	Quoted prices in active markets for identical assets or liabilities

Level 2
Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities

Available-for-Sale Securities

The fair value of available-for-sale securities are determined by various valuation methodologies. Level 2 securities include U.S. government agencies, mortgage-backed securities, and obligations of political and state subdivisions.

The following table presents the fair value measurements of assets measured at fair value on a recurring basis and the level within FAS 157 fair value hierarchy in which the fair value measurements fall at March 31, 2008:

	Fair Value Measurements Using:
Description	Fair Values at 3/31/2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-Sale Securities	94,378,377	-	94,378,377	-

Impaired Loans

Loans for which it is probable the Company will not collect all principal and interest due according to contractual terms are measured for impairment in accordance with the provisions of Financial Accounting Standard No. 114, “Accounting by Creditors for Impairment of a Loan.” Allowable methods for estimating fair value include using the fair value of the collateral for collateral dependent loans, or where a loan is determined no to be collateral dependent, using the discounted cash flow method. If the impaired loan is collateral dependent, then the fair value method of measuring the amount of impairment is utilized. This method requires obtaining an independent appraisal of the collateral and applying a discount factor to the value based on the Company’s loan review policy.

The following table presents the fair value measurements of assets measured at fair value on a nonrecurring basis and the level within the FAS 157 fair value hierarchy in which the fair value measurements fall at March 31, 2008:

	Fair Value Measurements Using:
Description	Fair Values at 3/31/2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	403,000	-	-	403,000

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Information

Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that are provided to assist in the understanding of anticipated future financial performance. Forward-looking statements provide current expectations or forecasts of future events and are not guarantees of future performance. Examples of forward-looking statements include: (a) projections of income or expense, earnings per share, the payments or non-payments of dividends, capital structure and other financial items; (b) statements of plans and objectives of the Company or our management or Board of Directors, including those relating to products or services; (c) statements of future economic performance; and (d) statements of assumptions underlying such statements. Words such as “believes,” “anticipates,” “expects,” “intends,” “targets,” “plans,” “projects,” “estimates,” and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying those statements. Forward-looking statements are based on management’s expectations and are subject to a number of risks and uncertainties. Although management believes that the expectations reflected in such forward-looking statements are reasonable, actual results may differ materially from those expressed or implied in such statements. Risks and uncertainties that could cause actual results to differ materially include, without limitation, changes in interest rates, changes in the competitive environment, and changes in banking regulations or other regulatory or legislative requirements affecting bank holding companies. Additional detailed information concerning a number of important factors which could cause actual results to differ materially from the forward-looking statements contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations is available in the Company’s filings with the Securities and Exchange Commission, under the Securities Exchange Act of 1934, including the disclosure under the heading “Item 1A. Risk Factors” of Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007. Undue reliance should not be placed on the forward-looking statements, which speak only as of the date hereof. Except as may be required by law, the Company undertakes no obligation to update any forward-looking statement to reflect unanticipated events or circumstances after the date on which the statement is made.

Overview of Rurban

Rurban is a bank holding company registered with the Federal Reserve Board. Rurban’s wholly-owned subsidiary, The State Bank and Trust Company (“State Bank”), is engaged in commercial banking. Rurban’s subsidiary, Rurbanc Data Services, Inc. (“RDSI”), provides computerized data processing services to community banks and businesses. On March 24, 2007, The Exchange Bank and Reliance Financial Services, N.A. (“Reliance”) were merged with and into the lead bank, State Bank. Reliance’s trust and investment operations are now conducted through a division of State Bank, doing business under the name Reliance Financial Services. On December 31, 2007 Diverse Computer Marketers, Inc. (DCM) was merged with and into RDSI. DCM continues to operate as a division of RDSI, continuing to doing business under the name Diverse Computer Marketers.

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

RFCBC, Inc., (“RFCBC”) is an Ohio corporation and wholly-owned subsidiary of the Company that was incorporated in August 2004. RFCBC operates as a loan subsidiary in servicing and working out problem loans.

Critical Accounting Policies

Note 1 to the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 describes the significant accounting policies used in the development and presentation of the Company’s financial statements. The accounting and reporting policies of the Company are in accordance with accounting principles generally accepted in the United States and conform to general practices within the banking industry. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. The Company’s financial position and results of operations can be affected by these estimates and assumptions and are integral to the understanding of reported results. Critical accounting policies are those policies that management believes are the most important to the portrayal of the Company’s financial condition and results, and they require management to make estimates that are difficult, subjective, or complex.

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

Impact of Accounting Changes

On December 4, 2007, the FASB issued FASB Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51.” SFAS No. 160 amends ARB No. 51 to establish new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions. The statement also requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. SFAS No. 160 is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008. Early application is prohibited. SFAS No. 160 is effective for the Company’s fiscal year that begins on January 1, 2009 and will be applied to future acquisitions.

On December 4, 2007, the FASB amended SFAS No. 141 (revised 2007), “Business Combinations.” SFAS No. 141R, establishes requirements and principles for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree. SFAS No. 141R will apply to business combinations for which the acquisition date is on or after the beginning of the first reporting period for fiscal year beginning on or after December 15, 2008. Earlier adoption is prohibited. Accordingly, a calendar year-end company is required to record and disclose business combinations following existing GAAP until January 1, 2009. Management is currently evaluating the potential impact, if any, to the Company’s consolidated financial statements.

The Company or one of its subsidiaries files income tax returns in the U.S. federal and Ohio jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local examinations by tax authorities for years before 2005.

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

In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment of FASB Statement No. 115 (SFAS No. 159). SFAS No. 159 permits the Company to choose to measure certain financial assets and liabilities at fair value that are not currently required to be measured at fair value (i.e. the Fair Value Option). Election of the Fair Value Option is made on an instrument-by-instrument basis and is irrevocable. At the adoption date, unrealized gains and losses on financial assets and liabilities for which the Fair Value Option has been elected would be reported as a cumulative adjustment to beginning retained earnings. If the Company elects the Fair Value Option for certain financial assets and liabilities, the Company will report unrealized gains and losses due to changes in their fair value in earnings at each subsequent reporting date. SFAS No. 159 is effective as of January 1, 2008. The Company has not elected the Fair Value Option for any financial assets or liabilities at March 31, 2008.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (FAS 157). FAS 157 enhances existing guidance for measuring assets and liabilities using fair value. Prior to the issuance of FAS 157, guidance for applying fair value was incorporated in several accounting pronouncements. FAS 157 provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. FAS 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. Under FAS 157, fair value measurements are disclosed by level within that hierarchy. While FAS 157 does not add any new fair value measurements, it does change current practice. Changes to practice include: (1) a requirement for an entity to include its own credit standing in the measurement of its liabilities; (2) a modification of the transaction price presumption; (3) a prohibition on the use of block discounts when valuing large blocks of securities for broker-dealers and investment companies; and (4) a requirement to adjust the value of restricted stock for the effect of the restriction even if the restriction lapses within one year. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We have adopted FAS 157 effective for the first quarter of 2008.

At its September 2006 meeting, the Emerging Issues Task Force (“EITF”) reached a final consensus on Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. The consensus stipulates that an agreement by an employer to share a portion of the proceeds of a life insurance policy with an employee during the postretirement period is a postretirement benefit arrangement required to be accounted for under Statement No. 106 (“SFAS No. 106”) or Accounting Principles Board (APB) Opinion No. 12, Omnibus Opinion-1967. The consensus concludes that the purchase of a split-dollar life insurance policy does not constitute a settlement under SFAS No. 106 and, therefore, a liability for the postretirement obligation must be recognized under SFAS No. 106 if the benefit is offered under an arrangement that constitutes a plan or under APB No. 12 if it is not part of a plan. Issue 06-04 is effective for annual or interim reporting periods beginning after December 15, 2007. The Company has endorsement split-dollar life insurance policies. A liability has been recorded through a cumulative-effect adjustment to retained earnings as of January 1, 2008 in the amount of $116,303.

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

Three Months Ended March 31, 2008 compared to Three Months Ended March 31, 2007

Net Income: Net income for the first quarter of 2008 was $1,109,000 or $0.22 per diluted share, compared to $702,000, or $0.14 per diluted share, for the first quarter of 2007. This quarterly increase in net income was driven by a $777,000 increase in non-interest income and a $224,000 increase in net interest income partially offset by an increase in provision expense of $100,000 and a $301,000 increase in non-interest expense.

Net Interest Income: Net interest income was $3.8 million, an increase of $224,000 or 6.2 percent, from the 2007 first quarter. Average earning assets increased $14.6 million or 3.0 percent over the 12-month period, all of which was organic growth. Loan growth over the past twelve months was $18.7 million, or 5.0 percent, reaching $392.0 million at March 31, 2008; this growth was entirely organic. Commercial loans now account for nearly 66 percent of State Bank’s loan portfolio, and the majority of the Bank’s loan growth was derived from this sector. Loan growth during the first quarter remained steady. As of March 31, 2008, loans were $2.7 million higher than year-end, with agricultural loans, up $4.1 million and commercial real estate loans, up $2.9 million. Growth for both periods was primarily offset by slight declines in residential and consumer loans. Year-over-year, the net interest margin increased 22 basis points from 3.04% for the first quarter 2007 to 3.26% for the first quarter 2008. The 3.26% represents a 14 basis point increase from the linked quarter of 3.12%. This increase is a result of an aggressive asset liability management program that the Company continues to execute.

Provision for Loan Losses: The provision for loan losses was $192,000 in the first quarter of 2008 compared to a $93,000 in the first quarter of 2007. The increase in provision was due in part to the Company's growing loan portfolio and more than offset the Company’s net charge-offs, which totaled $166,000 for the first quarter of 2008. Net charge-offs during the first quarter of 2007 were $41,000. Total allowance for loan losses to total loans was 1.02% and consistent with the previous quarter levels. For the first quarter ended March 31, 2008, net charge-offs as a percentage of average loans was 0.17% annualized. At quarter end, consolidated non-performing assets, including those of RFCBC (the loan workout subsidiary), were $7.0 million or 1.22% of total assets compared with $4.1 million or 0.75% of total assets for the prior year first quarter.

($in Thousands)	March 31, 2008	December 31, 2007	March 31, 2007
Non-performing Assets	$6,967	$6,162	$4,112
Allowance for loan losses / Total loans	1.02%	1.03%	1.01%
Allowance for loan losses/Non-performing loans	57.6%	64.8%	91.6%

Non-interest Income: Non-interest income was $7.5 million for the first quarter of 2008 compared with $6.7 million for the first quarter of 2007, an increase of $777,000 or 11.5%. The increase was primarily driven by data processing fees as they increased $430,000. First quarter non-interest income was also positively impacted by the one-time recovery of $197,000 and $132,000, respectively, from the partial recovery of previously written off WorldCom securities and proceeds from the sale of equity securities derived from VISA Inc.’s Initial Public Offering. Non-interest income accounts for approximately 66% of Rurban’s total revenue.

Non-interest Expense: Non-interest expense was $9.6 million for the first quarter of 2008, up $301,000 or 3.2% from the year-earlier quarter. RDSI took billing for postage in-house during the quarter resulting in additional postage expense of $230,000 being recorded. This is offset by increases in revenue. Additionally, one-time expenses of $176,000 were recorded in the quarter related to the wind-down of RFCBC, Rurban’s loan workout subsidiary.

Changes in Financial Condition

March 31, 2008 vs. December 31, 2007

At March 31, 2008, total assets were $571.7 million, representing an increase of $10.5 million or 1.9% from December 31, 2007. The increase was primarily attributable to an increase of $4.4 million or 220% in fed funds, a $1.7 million or 1.9% increase in available-for-sale securities, and a $2.7 million or 0.7% increase in loans net of unearned income.

Year over year, average assets increased $12.5 million, or 2.3%. Loan growth over the past twelve months was approximately $18.7 million, or 5.0%, reaching $392.0 million at March 31, 2008; this growth was entirely organic. Virtually all of the growth in the Bank’s loan portfolio over this period was derived from the commercial sector. Loan growth during the first quarter remained steady. As of March 31, 2008, loans were $2.7 million higher than year-end, with agricultural loans, up $4.1 million and commercial real estate loans, up $2.9 million. Growth for both periods was primarily offset by slight declines in residential and consumer loans.

At March 31, 2008, liabilities totaled $511.9 million, an increase of $10.0 million since December 31, 2007. Of this increase, virtually all was derived from an increase in total deposits, which increased $10.7 million or 2.6%. Of the $10.7 million increase in total deposits, money market accounts increased $11.3 million and interest bearing NOW accounts increased $5.2 million. Time deposits decreased $5.0 million during the period, while savings deposits decreased $1.0 million. The decrease in time deposits reflects the execution of run-off of municipal deposits as part of the planned balance sheet restructuring.

From December 31, 2007 to March 31, 2008, total shareholders’ equity increased $545,000 or 1.0% to $59.9 million. Of this increase, retained earnings increased $595,000 which is the result of $1.1 million in net income less $398,000 in cash dividends to shareholders. Also, accumulated other comprehensive loss increased $350,000 as the result of an increase in market value of the available-for-sale securities portfolio, and additional paid in-capital increased $21,000 as the result of stock option expense incurred during the quarter. The stock repurchase plan reduced capital by $421,000 during the period as 37,000 shares were repurchased during the quarter.

Capital Resources

At March 31, 2008, actual capital levels (in millions) and minimum required levels were as follows:

					Minimum Required
			Minimum Required		To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital (to risk weighted assets)
Consolidated	$64.5	15.8%	$32.7	8.0%	$-	N/A
State Bank	50.1	12.6	31.8	8.0	39.7	10.0

Both the Company and State Bank were categorized as well-capitalized at March 31, 2008.

LIQUIDITY

Liquidity relates primarily to the Company’s ability to fund loan demand, meet deposit customers’ withdrawal requirements and provide for operating expenses. Assets used to satisfy these needs consist of cash and due from banks, federal funds sold, interest earning deposits in other financial institutions, securities available for sale and loans held for sale. These assets are commonly referred to as liquid assets. Liquid assets were $119.0 million at March 31, 2008 compared to $111.5 million at December 31, 2007.

The Company’s commercial real estate and residential first mortgage portfolio of $212.7 million at March 31, 2008, and $211.4 million at December 31, 2007, which can and has been readily used to collateralize borrowings, is an additional source of liquidity. Management believes the Company’s current liquidity level, without these borrowings, is sufficient to meet its liquidity needs. At March 31, 2008, all eligible commercial real estate and first mortgage loans were pledged under an FHLB blanket lien.

The cash flow statements for the periods presented provide an indication of the Company’s sources and uses of cash, as well as an indication of the ability of the Company to maintain an adequate level of liquidity. A discussion of the cash flow statements for the three months ended March 31, 2008 and 2007 follows.

The Company experienced positive cash flows from operating activities for the three months ended March 31, 2008 and 2007. Net cash from operating activities was $2.2 million and $556,000, respectively, for the three months ended March 31, 2008 and 2007.

Cash flow from investing activities was a use of cash of $6.5 million for the three months ended March 31, 2008 and net funds provided of $1.4 million for the three months ended March 31, 2007. The changes in net cash from investing activities for the three months ended March 31, 2008 include the purchase of available-for-sale securities of $36.2 million, partially offset by the proceeds from maturities or calls of available-for-sale securities of $35.0 million, the net change in loans of $4.5 million, and the purchases of premises and equipment of $1.2 million. The changes in net cash from investing activities for the three months ended March 31, 2007 include the proceeds from maturities of available-for-sale securities $11.5 million, offset by the purchase of available-for-sale securities $5.7 million, the net change in loans of $3.3 million and the purchase of premises and equipment of $1.5 million.

Net cash flow from financing activities was $9.3 million, for the three months ended March 31, 2008 and $(7.3) million for the three months ended March 31, 2007. The 2008 net cash increase was primarily due to a net increase in deposits of $10.7 million, partially offset by net proceeds from FHLB advances of $1.0 million. The three months ended March 31, 2007 net cash decrease was due primarily to a net decrease in deposits of $2.0 million, proceeds from FHLB advances of $3.5 million and the net decrease in securities sold under agreements to repurchase of $1.4 million.

Off-Balance-Sheet Borrowing Arrangements:

Significant additional off-balance-sheet liquidity is available in the form of FHLB advances, unused federal funds lines from correspondent banks, and the national certificate of deposit market. Management expects the risk of changes in off-balance-sheet arrangements to be immaterial to earnings.

Approximately $134.4 million of the Company’s $212.7 million commercial real estate and residential first mortgage loans qualify to collateralize FHLB borrowings and have been pledged to meet FHLB collateralization requirements as of March 31, 2008. Based on the current collateralization requirements of the FHLB, approximately $27.3 million of additional borrowing capacity existed at March 31, 2008.

At March 31, 2008, the Company had $20.9 million in federal funds lines. As of December 31, 2007, the Company had $20.9 million in federal funds lines. There were no Federal funds borrowed at March 31, 2008 and 2007. The Company also had $10.3 million in unpledged securities of which $1.4 million may be used to pledge for additional borrowings.

The Company’s contractual obligations as of March 31, 2008 were comprised of long-term debt obligations, other debt obligations, operating lease obligations and other long-term liabilities. Long-term debt obligations are comprised of FHLB Advances of $23.0 million. Other debt obligations are comprised of Trust Preferred securities of $20.6 million and Notes Payable of $818,000. The operating lease obligation is a lease on the State Bank operations building of $99,600 per year, the RDSI-North building of $162,000 per year, the Northtowne branch of State Bank of $60,000 per year and the DCM Lansing facility which total $108,000 per year. Other long-term liabilities include time deposits of $218.4 million.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The following table provides information about the Company’s financial instruments used for purposes other than trading that are sensitive to changes in interest rates as of March 31, 2008. It does not present when these items may actually reprice. For loans receivable, securities, and liabilities with contractual maturities, the table presents principal cash flows and related weighted-average interest rates by contractual maturities as well as the historical impact of interest rate fluctuations on the prepayment of loans and mortgage backed securities. For core deposits (demand deposits, interest-bearing checking, savings, and money market deposits) that have no contractual maturity, the table presents principal cash flows and applicable related weighted-average interest rates based upon the Company’s historical experience, management’s judgment and statistical analysis, as applicable, concerning their most likely withdrawal behaviors. The current historical interest rates for core deposits have been assumed to apply for future periods in this table as the actual interest rates that will need to be paid to maintain these deposits are not currently known. Weighted average variable rates are based upon contractual rates existing at the reporting date.

Principal/Notional Amount Maturing or Assumed to Withdraw In:
(Dollars in Thousands)

	First	Years
Comparison of 2008 to 2007:	Year	2 – 5	Thereafter	Total
Total rate-sensitive assets:
At March 31, 2008	$174,377	$187,940	$136,951	$499,268
At December 31, 2007	176,907	179,502	133,191	489,601
Increase (decrease)	$(2,530)	$8,438	$3,760	$9,667

Total rate-sensitive liabilities:
At March 31, 2008	$229,440	$252,956	$22,291	$504,687
At December 31, 2007	231,589	241,378	21,612	494,579
Increase (decrease)	$(2,149)	$11,578	$679	$10,108

The above table reflects expected maturities, not expected repricing. The contractual maturities adjusted for anticipated prepayments and anticipated renewals at current interest rates, as shown in the preceding table, are only part of the Company’s interest rate risk profile. Other important factors include the ratio of rate-sensitive assets to rate-sensitive liabilities (which takes into consideration loan repricing frequency, but not when deposits may be repriced) and the general level and direction of market interest rates. For core deposits, the repricing frequency is assumed to be longer than when such deposits actually reprice. For some rate sensitive liabilities, their repricing frequency is the same as their contractual maturity. For variable rate loans receivable, repricing frequency can be daily or monthly. For adjustable rate loans receivable, repricing can be as frequent as annually for loans whose contractual maturities range from one to thirty years. Recent Fed actions, economic conditions and increasingly aggressive local market competition have pushed loan rates lower, necessitating the Company’s ability to generate and reprice core deposits downward which has enabled the Company to reduce overall funding costs.

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

Item 4T. Controls and Procedures

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended March 31, 2008, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors
An investment in our common shares involves certain risks, including those identified and described in “Item 1A. Risk Factors” of Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as well as in the Cautionary Statements Regarding Forward-Looking Information contained on page 18 of this Form 10-Q. These risk factors could materially affect the Company’s business, financial condition or future results. There have been no material change in the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
a.	Not applicable
b.	Not applicable
c.	The following table provides information regarding repurchases of the Company’s common shares during the three months ended March 31, 2008:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 1 through January 31, 2008	902	$11.49	—	201,500
February 1 through February 29, 2008	25,661	$11.47	22,000	179,500
March 1 through March 31, 2008	15,517	$10.86	15,000	164,500

(1)
In February and March 2008, 3,661 and 517 of the repurchased shares respectively, were purchased in the open market by Reliance Financial Services, an indirect subsidiary of the Company, in its capacity as the administrator of the Company’s Employee Stock Ownership and Savings Plan. The balance of shares repurchased were part of the publicly announced plan.

(2)
On April 12, 2007, the Company announced that its Board of Directors had authorized a stock repurchase program pursuant to which the Company may purchase up to 250,000 common shares over the ensuing 15-month period.

Item 3. Defaults Upon Senior Securities
Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

The 2008 Annual Meeting of Shareholders of Rurban Financial Corp. was held on April 17, 2008, in Defiance, Ohio. Mark A. Klein, serving as Chairman of the Annual Meeting, presided.

At the close of business on the February 19, 2008 record date for the Annual Meeting, a total of 4,966,537 common shares of the Company were outstanding and entitled to vote. A total of 4,208,188, or 84.7% of the outstanding common shares entitled to vote, were represented by proxy or in person at the Annual Meeting. Therefore, a quorum was present. The proposal to adopt an amendment to Section 2.01 of the Company’s Amended and Restated Regulations, which would have removed the 70-year age limit with respect to a person’s election or re-election as a director of the Company, was not approved. The eligible candidates for election as Directors, pending the outcome of Proposal One listed in the proxy statement, were elected to serve three-year terms expiring at the Annual Shareholder Meeting in 2011. The Rurban Financial Corp. 2008 Stock Incentive Plan was approved.

Summary of Matters Voted Upon by Shareholders

1.
To adopt the proposed amendment to Section 2.01 of the Company’s Amended and Restated Regulations, which would remove the 70-year age limit with respect to a person’s election or re-election as a director of the Company:

Number of Shares
Votes For	Votes Against	Abstain
2,381,560	944,480	882,148

2.	Election of Directors:

Nominee	Votes For	Votes Withheld
John R. Compo	3,669,831	538,357
Robert A. Fawcett, Jr.	3,679,800	528,388
Rita A. Kissner	3,679,172	529,016

3.	To approve the Rurban Financial Corp. 2008 Stock Incentive Plan:

Votes For	Votes Against	Abstain
2,615,419	640,377	952,393

Directors whose term of office continued after the Annual Meeting:

Thomas A. Buis
Thomas M. Callan
Richard L. Hardgrove
Kenneth A. Joyce
Thomas L. Sauer
Steven D. VanDemark
J. Michael Walz

John Fahl, who has been a Board Member since 1996 and helped guide your Company through its challenging times, did not continue as a director following the Annual Meeting due to the failure of the proposed amendment to Section 2.01 of the Company’s Amended and Restated Regulations to receive the necessary approval of shareholders. The amendment required the affirmative vote of at least a majority of the total common shares outstanding and entitled to vote at the Annual Meeting. Although Mr. Fahl received over 80% of the votes cast for his reelection at the Annual Meeting, he was ineligible for reelection due to the 70-year age limit.

Item 5. Other Information
Not applicable

Item 6. Exhibits

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

RURBAN FINANCIAL CORP.

Date: May 13, 2008	By	/s/ Kenneth A. Joyce
Kenneth A. Joyce
President & Chief Executive Officer

	By	/s/ Duane L. Sinn
Duane L. Sinn
Executive Vice President &
Chief Financial Officer