Form 10-Q
period 2008-06-30
RURBAN FINANCIAL CORP
filed 2008-08-13
CIK 767405

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________to____________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer, accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Large Accelerate Filer ☐ Accelerated Filer ☐ Non-Accelerated Filer ☐ Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Shares, without par value	4,913,933 shares
(class)	(Outstanding at August 13, 2008)

RURBAN FINANCIAL CORP.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The interim condensed consolidated financial statements of Rurban Financial Corp. (“Rurban” or the “Company”) are unaudited; however, the information contained herein reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of financial condition and results of operations for the interim periods presented. All adjustments reflected in these financial statements are of a normal recurring nature in accordance with Rule 10-01 of Regulation S-X. Results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of results for the complete year.

Rurban Financial Corp.

Condensed Consolidated Balance Sheets
June 30, 2008 and December 31, 2007

	June 30,	December 31,
	2008	2007
Assets	(Unaudited)
Cash and due from banks	$11,876,639	$15,183,627
Federal funds sold	-	2,000,000
Cash and cash equivalents	11,876,639	17,183,627
Available-for-sale securities	96,706,231	92,661,386
Loans held for sale	2,644,049	1,649,758
Loans, net of unearned income	404,434,895	389,268,744
Allowance for loan losses	(4,246,794)	(3,990,455)
Premises and equipment	15,128,647	15,128,754
Purchased software	4,656,742	4,282,563
Federal Reserve and Federal Home Loan Bank stock	4,105,000	4,021,200
Foreclosed assets held for sale, net	1,479,561	124,131
Interest receivable	2,757,523	3,008,968
Goodwill	13,940,618	13,940,618
Core deposits and other intangibles	4,788,465	5,135,228
Cash value of life insurance	12,393,478	12,160,581
Other	5,847,772	6,638,895
Total assets	$576,512,826	$561,213,998

See notes to condensed consolidated financial statements (unaudited)

Note:	The balance sheet at December 31, 2007 has been derived from the audited consolidated financial statements at that date

Rurban Financial Corp.

Condensed Consolidated Balance Sheets
June 30, 2008 and December 31, 2007

	June 30,	December 31,
	2008	2007
Liabilities and Stockholders’ Equity	(Unaudited)
Liabilities
Deposits
Demand	$41,419,072	$41,541,297
Savings, interest checking and money market	154,140,138	141,009,043
Time	206,998,707	223,480,842
Total deposits	402,557,917	406,031,182
Notes payable	-	922,457
Federal Home Loan Bank advances	37,808,264	24,000,000
Federal Funds Purchased	3,600,000	-
Retail repurchase agreements	44,509,511	43,006,438
Trust preferred securities	20,620,000	20,620,000
Interest payable	2,158,948	2,532,914
Other liabilities	5,896,457	4,775,773
Total liabilities	517,151,097	501,888,764
Commitments and Contingent Liabilities
Stockholders’ Equity
Common stock, $2.50 stated value; authorized 10,000,000 shares; issued 5,027,433 shares; outstanding June 2008 - 4,913,933 shares, December 2007 - 4,978,933 shares	12,568,583	12,568,583
Additional paid-in capital	14,964,795	14,923,571
Retained earnings	33,916,713	32,361,106
Accumulated other comprehensive income (loss)	(761,502)	82,235
Treasury Stock, at cost
Common; June 2008 - 113,500 shares, December 2007 - 48,500 shares	(1,326,860)	(610,260)
Total stockholders’ equity	59,361,729	59,325,235
Total liabilities and stockholders’ equity	$576,512,826	$561,213,998

See notes to condensed consolidated financial statements (unaudited)

Note:	The balance sheet at December 31, 2007 has been derived from the audited consolidated financial statements at that date.

Rurban Financial Corp.

Condensed Consolidated Statements of Income (Unaudited)
Three Months Ended

	June 30, 2008	June 30, 2007
Interest Income
Loans
Taxable	$7,023,308	$6,976,506
Tax-exempt	20,469	17,250
Securities
Taxable	1,090,570	1,044,300
Tax-exempt	165,798	160,845
Other	15,380	35,138
Total interest income	8,315,525	8,234,039
Interest Expense
Deposits	2,623,590	3,381,667
Other borrowings	9,483	57,546
Retail repurchase agreements	450,763	351,833
Federal Home Loan Bank advances	377,146	242,658
Trust preferred securities	422,385	450,197
Total interest expense	3,883,367	4,483,901
Net Interest Income	4,432,158	3,750,138
Provision for Loan Losses	212,997	145,594
Net Interest Income After Provision for Loan Losses	4,219,161	3,604,544
Non-interest Income
Data service fees	4,948,783	4,629,258
Trust fees	815,734	865,880
Customer service fees	612,825	533,209
Net gains on loan sales	183,145	207,366
Net realized gain on sales of securities	-	367
Loan servicing fees	55,220	56,234
Gain (loss) on sale of assets	(390)	14,010
Other	185,841	201,376
Total non-interest income	6,801,158	6,507,700

See notes to condensed consolidated financial statements (unaudited)

Rurban Financial Corp.

Condensed Consolidated Statements of Income (Unaudited)
Three Months Ended

	June 30, 2008	June 30, 2007
Non-interest Expense
Salaries and employee benefits	$4,435,657	$4,185,324
Net occupancy expense	511,179	505,925
Equipment expense	1,625,708	1,676,676
Data processing fees	104,792	114,243
Professional fees	284,536	501,015
Marketing expense	156,090	187,098
Printing and office supplies	119,686	181,362
Telephone and communications	421,858	437,690
Postage and delivery expense	535,813	384,091
State, local and other taxes	186,418	165,175
Employee expense	303,372	280,078
Other	425,237	446,693
Total non-interest expense	9,110,346	9,065,370
Income Before Income Tax	1,909,973	1,046,874
Provision for Income Taxes	554,149	261,829
Net Income	$1,355,824	$785,045
Basic Earnings Per Share	$0.28	$0.16
Diluted Earnings Per Share	$0.28	$0.16
Dividends Declared Per Share	$0.08	$0.06

See notes to consolidated financial statements (unaudited)

Rurban Financial Corp.

Condensed Consolidated Statements of Income (Unaudited)
Six Months Ended

	June 30, 2008	June 30, 2007
Interest Income
Loans
Taxable	$13,831,504	$13,653,319
Tax-exempt	41,819	34,543
Securities
Taxable	2,130,464	2,135,497
Tax-exempt	324,165	313,902
Other	112,789	113,606
Total interest income	16,440,741	16,250,867
Interest Expense
Deposits	5,715,492	6,715,397
Other borrowings	26,989	108,618
Retail repurchase agreements	911,315	695,682
Federal Home Loan Bank advances	679,482	492,245
Trust preferred securities	858,089	895,511
Total interest expense	8,191,367	8,907,453
Net Interest Income	8,249,374	7,343,414
Provision for Loan Losses	405,215	238,234
Net Interest Income After Provision for Loan Losses	7,844,159	7,105,180
Non-interest Income
Data service fees	10,213,348	9,463,394
Trust fees	1,670,841	1,692,262
Customer service fees	1,199,032	1,061,633
Net gains on loan sales	457,748	307,442
Net realized gains on sales of securities	-	367
Net proceeds from liquidation of equity securities	132,106	-
Investment security recoveries	197,487	-
Loan servicing fees	118,160	119,143
Gain (loss) on sale of assets	(61,325)	49,977
Other	389,274	552,224
Total non-interest income	14,316,671	13,246,442

See notes to condensed consolidated financial statements (unaudited)

Rurban Financial Corp.

Condensed Consolidated Statements of Income (Unaudited)
Six Months Ended

	June 30, 2008	June 30, 2007
Non-interest Expense
Salaries and employee benefits	$8,874,421	$8,582,111
Net occupancy expense	1,077,195	1,033,058
Equipment expense	3,193,345	3,282,549
Data processing fees	201,359	270,424
Professional fees	855,223	1,178,406
Marketing expense	337,837	342,783
Printing and office supplies	305,738	379,454
Telephone and communications	843,787	882,894
Postage and delivery expense	1,138,447	776,352
State, local and other taxes	367,186	364,916
Employee expense	533,983	535,147
Other	983,185	737,529
Total non-interest expense	18,711,706	18,365,623
Income Before Income Tax	3,449,124	1,985,999
Provision for Income Taxes	983,944	498,501
Net Income	$2,465,180	$1,487,498
Basic Earnings Per Share	$0.50	$0.30
Diluted Earnings Per Share	$0.50	$0.30
Dividends Declared Per Share	$0.16	$0.12

See notes to condensed consolidated financial statements (unaudited)

RURBAN FINANCIAL CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’
EQUITY (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007

Balance at beginning of period	$59,870,312	$57,711,304	$59,325,235	$56,955,153

Cumulative effect adjustment for split dollar BOLI	-	-	(116,303)	-

Net Income	1,355,824	785,045	2,465,180	1,487,498

Other comprehensive loss:
Net change in unrealized gains (losses)
On securities available for sale, net	(1,193,931)	(705,666)	(843,737)	(363,582)
Total comprehensive income	161,893	79,379	1,621,443	1,123,916

Cash dividend	(395,356)	(301,647)	(793,269)	(603,292)

Purchase of treasury shares	(295,600)	(149,200)	(716,600)	(149,200)

Stock option expense	20,480	9,659	41,223	22,918

Balance at end of period	$59,361,729	$57,349,495	$59,361,729	$57,349,495

See notes to condensed consolidated financial statements (unaudited)

Rurban Financial Corp.
Condensed Consolidated Statements of Cash Flows (Unaudited)
Six Months Ended

	June 30, 2008	June 30, 2007
Operating Activities
Net income	$2,465,180	$1,487,498
Items not requiring (providing) cash
Depreciation and amortization	1,921,112	1,962,303
Provision for loan losses	405,215	238,234
Expense of stock option plan	41,224	22,918
Amortization of premiums and discounts on securities	57,364	18,329
Amortization of intangible assets	346,763	355,860
Deferred income taxes	434,652	1,105,680
FHLB Stock Dividends	(83,800)	(47,250)
Proceeds from sale of loans held for sale	15,212,601	8,184,841
Originations of loans held for sale	(15,749,144)	(7,956,195)
Gain from sale of loans	(457,748)	(228,447)
Gain on sale of foreclosed assets	(10,097)	(7,666)
(Gain) loss on sales of fixed assets	71,422	(42,311)
Changes in
Interest receivable	251,445	158,692
Other assets	619,093	(504,930)
Interest payable and other liabilities	630,415	(2,532,923)
Net cash provided by operating activities	6,155,697	2,214,633
Investing Activities
Purchases of available-for-sale securities	(46,231,265)	(15,399,580)
Proceeds from maturities of available-for-sale securities	40,850,667	23,507,087
Proceeds from sales of available-for-sale securities	__	408,608
Net change in interest bearing deposits	__	150,000
Net change in loans	(16,955,034)	(11,828,901)
Purchase of premises and equipment and software	(2,582,000)	(2,453,476)
Proceeds from sales of premises and equipment	286,816	251,882
Proceeds from sale of foreclosed assets	162,385	144,055
Cash paid for Diverse Computer Marketers, Inc. acquisition	—	(16,034)
Net cash used in investing activities	(24,468,431)	(5,236,359)

See notes to condensed consolidated financial statements (unaudited)

Rurban Financial Corp.
Condensed Consolidated Statements of Cash Flows (Unaudited) (continued)
Six Months Ended

	June 30, 2008	June 30, 2007
Financing Activities
Net increase in demand deposits, money market, interest checking and savings accounts	$13,008,870	$5,197,333
Net decrease in certificates of deposit	(16,482,135)	(12,167,922)
Net increase in securities sold under agreements to repurchase	1,503,073	846,093
Net increase in federal funds purchased	3,600,000	1,000,000
Proceeds from Federal Home Loan Bank advances	21,000,000	3,500,000
Repayment of Federal Home Loan Bank advances	(7,191,736)	(3,500,000)
Repayment of notes payable	(922,457)	(1,462,347)
Purchase of treasury stock	(716,600)	(149,200)
Dividends paid	(793,269)	(603,290)
Net cash (used in) provided by financing activities	13,005,746	(7,339,333)
Increase (Decrease) in Cash and Cash Equivalents	(5,306,988)	(10,361,059)
Cash and Cash Equivalents, Beginning of Year	17,183,627	22,481,791
Cash and Cash Equivalents, End of Period	$11,876,639	$12,120,732
Supplemental Cash Flows Information

Interest paid	$8,565,333	$9,010,420

Transfer of loans to foreclosed assets	$1,640,007	$137,883

Federal Income Taxes Paid	$414,000	$1,000,000

See notes to condensed consolidated financial statements (unaudited)

RURBAN FINANCIAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A—BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements reflect all adjustments that are, in the opinion of management, necessary to fairly present the financial position, results of operations and cash flows of the Company. Those adjustments consist only of normal recurring adjustments. Results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of results for the complete year.

The condensed consolidated balance sheet of the Company as of December 31, 2007 has been derived from the audited consolidated balance sheet of the Company as of that date.

For further information, refer to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

NOTE B—EARNINGS PER SHARE

Earnings per share (EPS) have been computed based on the weighted average number of shares outstanding during the periods presented. For the periods ended June 30, 2008 and 2007, stock options totaling 316,263 and 247,852 common shares, respectively, were not considered in computing EPS as they were anti-dilutive. The number of shares used in the computation of basic and diluted earnings per share were:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2008	2007	2008	2007
Basic earnings per share	4,934,241	5,025,100	4,948,334	5,026,260
Diluted earnings per share	4,934,241	5,030,441	4,948,334	5,026,893

NOTE C - LOANS, RISK ELEMENTS AND ALLOWANCE FOR LOAN LOSSES

Total loans on the balance sheet are comprised of the following classifications at:

	June 30,	December 31,
	2008	2007

Commercial	$85,957,190	$83,048,522
Commercial real estate	143,701,001	126,784,483
Agricultural	45,230,778	43,369,266
Residential real estate	80,613,743	84,620,992
Consumer	48,824,993	51,357,419
Lease financing	330,000	330,000
Total loans	404,657,705	389,510,682
Less
Net deferred loan fees, premiums and discounts	(222,810)	(241,938)

Loans, net of unearned income	$404,434,895	$389,268,744

Allowance for loan losses	$(4,246,794)	$(3,990,455)

The following is a summary of the activity in the allowance for loan losses account for the three and six months ended June 30, 2008 and 2007.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Balance, beginning of period	$4,016,230	$3,768,814	$3,990,455	$3,717,377
Provision charged to expense	212,997	145,594	405,215	238,234
Recoveries	28,150	46,448	58,998	100,491
Loans charged off	(10,583)	(136,411)	(207,874)	(231,657)
Balance, end of period	$4,246,794	$3,824,445	$4,246,794	$3,824,445

The following schedule summarizes nonaccrual, past due and impaired loans at:

	June 30,	December 31,
	2008	2007
Non-accrual loans	$5,141,442	$5,990,483

Accruing loans which are contractually past due 90 days or more as to interest or
principal payments	61,154	-
Total non-performing loans	$5,202,596	$5,990,483

Individual loans determined to be impaired were as follows:

	June 30,	December 31,
	2008	2007
Loans with no allowance for loan losses allocated	$1,750,000	$1,787,000
Loans with allowance for loan losses allocated	618,000	1,898,000
Total impaired loans	$2,368,000	$3,685,000

Amount of allowance allocated	$215,000	$333,000

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and State Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined in the regulations), and of Tier I capital to average assets (as defined in the regulations).  As of June 30, 2008 and December 31, 2007, the Company and State Bank exceeded all “well-capitalized” requirements to which they were subject.

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

The Company’s consolidated, and State Bank’s actual, capital amounts (in millions) and ratios, as of June 30, 2008 and December 31, 2007, are also presented in the following table.

	Actual		Minimum Required For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2008
Total Capital (to Risk-Weighted Assets)
Consolidated	$65.6	15.6%	$33.6	8.0%	$—	N/A
State Bank	51.6	12.7	32.6	8.0	38.4	10.0

Tier I Capital (to Risk-Weighted Assets)
Consolidated	61.5	14.7	16.8	4.0	—	N/A
State Bank	47.4	11.6	16.3	4.0	23.0	6.0

Tier I Capital (to Average Assets)
Consolidated	61.5	11.0	22.4	4.0	—	N/A
State Bank	47.4	8.5	22.4	4.0	26.4	5.0

As of December 31, 2007
Total Capital (to Risk-Weighted Assets)
Consolidated	$64.2	15.9%	$32.2	8.0%	$—	N/A
State Bank	49.5	12.7	31.3	8.0	39.1	10.0

Tier I Capital (to Risk-Weighted Assets)
Consolidated	59.9	14.9	16.1	4.0	—	N/A
State Bank	45.5	11.6	15.6	4.0	23.5	6.0

Tier I Capital (to Average Assets)
Consolidated	59.9	11.0	21.9	4.0	—	N/A
State Bank	45.5	8.4	21.8	4.0	27.3	5.0

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

In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment of FASB Statement No. 115 (SFAS No. 159). SFAS No. 159 permits the Company to choose to measure certain financial assets and liabilities at fair value that are not currently required to be measured at fair value (i.e. the Fair Value Option). Election of the Fair Value Option is made on an instrument-by-instrument basis and is irrevocable. At the adoption date, unrealized gains and losses on financial assets and liabilities for which the Fair Value Option has been elected would be reported as a cumulative adjustment to beginning retained earnings. If the Company elects the Fair Value Option for certain financial assets and liabilities, the Company will report unrealized gains and losses due to changes in their fair value in earnings at each subsequent reporting date. SFAS No. 159 is effective as of January 1, 2008. The Company has not elected the Fair Value Option for any financial assets or liabilities at June 30, 2008.

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

NOTE G - COMMITMENTS AND CREDIT RISK

As of June 30, 2008, loan commitments and unused lines of credit totaled $69,091,000, standby letters of credit totaled $737,000 and no commercial letters of credit were outstanding.

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

NOTE H — SEGMENT INFORMATION (Continued)

As of and for the three months ended June 30, 2008

		Data		Total	Intersegment	Consolidated
Income statement information:	Banking	Processing	Other	Segments	Elimination	Totals
Net interest income (expense)	$4,880,961	$(32,309)	$(416,494)	$4,432,158		$4,432,158

Non-interest income - external customers	1,831,915	4,948,502	20,741	6,801,158		6,801,158

Non-interest income - other segments	15,845	369,549	381,584	766,978	(766,978)	-

Total revenue	6,728,721	5,285,742	(14,169)	12,000,294	(766,978)	11,233,316

Non-interest expense	4,813,165	4,316,685	747,474	9,877,324	(766,978)	9,110,346

Significant non-cash items:
Depreciation and amortization	226,187	698,446	19,453	944,086	-	944,086
Provision for loan losses	212,997	-	-	212,997	-	212,997

Income tax expense (benefit)	486,384	329,479	(261,714)	554,149	-	554,149

Segment profit (loss)	$1,216,175	$639,578	$(499,929)	$1,355,824	$-	$1,355,824

Balance sheet information:
Total assets	$557,808,821	$20,118,493	$6,284,412	$584,211,726	$(7,698,900)	$576,512,826

Goodwill and intangibles	11,468,086	7,260,997	-	18,729,083	-	18,729,083

Premises and equipment expenditures	350,170	1,279,652	3,688	1,207,340	-	1,207,340

NOTE H — SEGMENT INFORMATION (Continued)

As of and for the three months ended June 30, 2007

		Data		Total	Intersegment	Consolidated
Income statement information:	Banking	Processing	Other	Segments	Elimination	Totals
Net interest income (expense)	$4,272,915	$(73,444)	$(449,333)	$3,750,138		$3,750,138

Non-interest income - external customers	1,856,794	4,629,258	21,648	6,507,700		6,507,700

Non-interest income - other segments	824	392,015	345,395	738,234	(738,234)	-

Total revenue	6,130,533	4,947,829	(82,290)	10,996,072	(738,234)	10,257,838

Non-interest expense	4,847,410	4,228,103	728,091	9,803,604	(738,234)	9,065,370

Significant non-cash items:
Depreciation and amortization	255,990	708,027	29,555	993,572	-	993,572
Provision for loan losses	145,594	-	-	145,594	-	145,594

Income tax expense (benefit)	306,182	244,692	(289,045)	261,829	-	261,829

Segment profit (loss)	$831,347	$475,034	$(521,336)	$785,045	$-	$785,045

Balance sheet information:
Total assets	$529,530,988	$19,591,386	$8,062,404	$557,184,778	$(8,984,568)	$548,200,210

Goodwill and intangibles	11,926,264	7,266,950	-	19,193,214	-	19,193,214

Premises and equipment expenditures	269,595	620,218	61,191	951,004	-	951,004

As of and for the six months ended June 30, 2008

		Data		Total	Intersegment	Consolidated
Income statement information:	Banking	Processing	Other	Segments	Elimination	Totals
Net interest income (expense)	$9,176,312	$(75,549)	$(851,389)	$8,249,374		$8,249,374

Non-interest income - external
customers	3,991,103	10,208,068	117,500	14,316,671		14,316,671

Non-interest income - other segments	25,211	758,952	691,582	1,475,745	(1,475,745)	-

Total revenue	13,192,626	10,891,471	(42,307)	24,041,790	(1,475,745)	22,566,045

Non-interest expense	9,831,052	8,709,827	1,646,572	20,187,451	(1,475,745)	18,711,706

Significant non-cash items:
Depreciation and amortization	496,293	1,365,608	59,211	1,921,112	-	1,921,112
Provision for loan losses	405,215	-	-	405,215	-	405,215

Income tax expense (benefit)	822,731	741,759	(580,546)	983,944	-	983,944

Segment profit (loss)	$2,133,628	$1,439,885	$(1,108,333)	$2,465,180	$-	$2,465,180

Balance sheet information:
Total assets	$557,808,821	$20,118,493	$6,284,412	$584,211,726	$(7,698,900)	$576,512,826

Goodwill and intangibles	11,468,086	7,260,997	-	18,729,083	-	18,729,083

Premises and equipment expenditures	904,965	1,619,713	57,322	2,582,000	-	2,582,000

NOTE H — SEGMENT INFORMATION (Continued)

As of and for the six months ended June 30, 2007
		Data		Total	Intersegment	Consolidated
Income statement information:	Banking	Processing	Other	Segments	Elimination	Totals

Net interest income (expense)	$8,404,344	$(167,102)	$(893,828)	$7,343,414		$7,343,414

Non-interest income - external customers	3,746,531	9,463,394	36,517	13,246,442		13,246,442

Non-interest income - other segments	526,948	807,240	658,441	1,992,629	(1,992,629)	-

Total revenue	12,677,823	10,103,532	(198,870)	22,582,485	(1,992,629)	20,589,856

Non-interest expense	10,557,613	8,336,869	1,463,770	20,358,252	(1,992,629)	18,365,623

Significant non-cash items:
Depreciation and amortization	496,575	1,407,664	58,064	1,962,303	-	1,962,303
Provision for loan losses	238,234	-	-	238,234	-	238,234

Income tax expense (benefit)	480,126	600,665	(582,290)	498,501	-	498,501

Segment profit (loss)	$1,401,850	$1,165,998	$(1,080,350)	$1,487,498	$-	$1,487,498

Balance sheet information:
Total assets	$529,530,988	$19,591,386	$8,062,404	$557,184,778	$(8,984,568)	$548,200,210

Goodwill and intangibles	11,926,264	7,266,950	-	19,193,214	-	19,193,214

Premises and equipment expenditures	1,000,030	1,392,255	61,191	2,453,476	-	2,453,476

NOTE I - FAIR VALUE OF ASSETS AND LIABILITIES

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

The following table presents the fair value measurements of assets measured at fair value on a recurring basis and the level within FAS 157 fair value hierarchy in which the fair value measurements fall at June 30, 2008:

	Fair Value Measurements Using:
Description	Fair Values at 6/30/2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-Sale Securities	$96,706,231	-	$96,706,231	-

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

The following table presents the fair value measurements of assets measured at fair value on a nonrecurring basis and the level within the FAS 157 fair value hierarchy in which the fair value measurements fall at June 30, 2008:

	Fair Value Measurements Using:
Description	Fair Values at 6/30/2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$248,000	-	-	$248,000

Note J - Acquisitions

On May 22, 2008, the Company announced the execution of a definitive agreement to acquire NBM Bancorp, Incorporated and its wholly-owned subsidiary, National Bank of Montpelier, which is headquartered in Montpelier Ohio. As of June 30, 2008, NBM Bancorp had $108 million in assets, $45 million in loans and $90 million in deposits at its five banking offices. The transaction is expected to be completed in the third quarter of 2008, pending regulatory approvals, the approval of the shareholders of NBM Bancorp and the completion of customary closing conditions.

Note K - Dividends on Common Stock

On July 16, 2008 the Company’s Board of Directors approved a quarterly cash dividend of $0.09 per share for the third quarter of 2008, payable on August 22, 2008 to all shareholders of record on August 8, 2008.

Note L - Share Based Compensation Plan

On April 17, 2008 the shareholders of the Company approved the Rurban Financial Corp. 2008 Stock Incentive Plan (the “2008 Plan”). The 2008 Plan authorizes the grant or award of Incentive Stock Options, Nonqualified Stock Options, Stock Appreciation Rights and Restricted Stock to employees, directors and advisory board members of the Company and its subsidiaries. Subject to certain adjustments set forth in the 2008 Plan, a maximum of 250,000 common shares of the Company are authorized for issuance to participants pursuant to awards under the 2008 Plan.

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

Overview of Rurban

Rurban is a bank holding company registered with the Federal Reserve Board. Rurban’s wholly-owned subsidiary, The State Bank and Trust Company (“State Bank” or the Bank), is engaged in commercial banking. Rurban’s subsidiary, Rurbanc Data Services, Inc. (“RDSI”), provides computerized data and item processing services to community banks and businesses. On March 24, 2007, The Exchange Bank and Reliance Financial Services, N.A. (“Reliance”) were merged with and into the lead bank, State Bank. Reliance’s trust and investment operations are now conducted through a division of State Bank, doing business under the name Reliance Financial Services. On December 31, 2007, Diverse Computer Marketers, Inc. (DCM) was merged with and into RDSI. DCM continues to operate as a division of RDSI, continuing to do business under the name Diverse Computer Marketers.

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

Impact of Accounting Changes

None

Three Months Ended June 30, 2008 compared to Three Months Ended June 30, 2007

Net Income: Net income for the second quarter of 2008 was $1.4 million, or $0.28 per diluted share, compared to $785,000, or $0.16 per diluted share, for the second quarter of 2007. This quarterly increase in net income was driven by a $682,000 increase in net interest income and a $293,000 increase in non-interest income. These increases were offset by an increase of $67,000 in provision expense, along with a $45,000 increase in non-interest expense. The primary driver of the increase in net interest income was an increase of $28.5 million in average earning assets, coupled with a 36 basis point increase in the net interest margin. The increase in non-interest income was driven by the data and item processing fees generated by RDSI and DCM.

Net Interest Income: Net interest income was $4.4 million, an increase of $682,000 or 18.2 percent, from the 2007 second quarter. As previously mentioned average earning assets increased $28.5 million or 5.9 percent over the 12-month period. The increase in earning assets is a result of loan growth over the past twelve months of $22.8 million, or 6.0 percent, reaching $404.4 million at June 30, 2008. This growth was entirely organic. Nearly 68 percent of State Bank’s loan portfolio is commercial, and virtually all of the Bank’s growth was derived from this sector. Loan growth accelerated during the second quarter of 2008, increasing $12.5 million, or 12.7 percent annualized, from the first quarter of 2008. As of June 30, 2008, loans were $15.2 million higher than year-end, with commercial loan growth leading the way. Year-over-year, the net interest margin increased 36 basis points from 3.19 percent for the second quarter 2007 to 3.55 percent for the second quarter 2008. The 3.55 percent represents a 29 basis point increase from the linked quarter of 3.26 percent. This increase is a result of being liability sensitive in a decreasing rate environment. Management’s focus will now turn to becoming asset sensitive as we feel rates have reached their low points and will now begin to increase.

Provision for Loan Losses: The provision for loan losses was $213,000 in the second quarter of 2008 compared to a $146,000 provision for the second quarter of 2007. The Company experienced minimal losses in the 2008 second quarter, which is reflected in net recoveries of $18,000 compared to $90,000 of net charge-offs in the 2007 second quarter. For the second quarter ended June 30, 2008, net charge-offs as a percentage of average loans was (0.02) percent annualized. At quarter end, consolidated non-performing assets, including those of RFCBC (the loan workout subsidiary), were $6.7 million, or 1.16 percent of total assets compared with $6.0 million, or 1.09 percent of total assets for the prior-year second quarter.

($ in Thousands)	June 30, 2008	March 31, 2008	June 30, 2007
Net charge-offs	$(18)	$166	$90
Non-performing loans	5,141	5,305	5,913
OREO / OAO	1,566	1,662	84
Non-performing assets	6,707	6,967	5,997
Non-performing assets / Total assets	1.16%	1.22%	1.09%
Allowance for loan losses / Total loans	1.04%	1.02%	1.00%
Allowance for loan losses / Non-performing assets	63.3%	57.6%	63.8%

Non-interest Income: Non-interest income was $6.8 million for the second quarter of 2008 compared with $6.5 million for the prior-year second quarter, an increase of $293,000, or 4.5 percent. The increase was primarily driven by data processing fees, as they increased $320,000. Postage billing revenue, which was taken in-house in 2008 by RDSI, accounted for $178,000 of the year over year increase. Customer service fees increased $80,000 or 14.9 percent. Non-interest income accounted for approximately 61 percent of Rurban’s total second quarter 2008 revenue.

Non-interest Expense: Non-interest expense was $9.1 million for the second quarter of 2008, unchanged from the second quarter of 2007. As mentioned, RDSI took billing for postage in-house at the beginning of 2008. The second quarter 2008 expense associated with these billings was $174,000, and is offset by non-interest income. Additionally, one-time legal fee recoveries of $200,000 were recorded in the quarter by RFCBC, Rurban’s loan workout subsidiary. The efficiencies completed throughout 2007 are contributing to the minor increase in year over year operating expenses.

Six Months Ended June 30, 2008 compared to Six Months Ended June 30, 2007

Net Income: Rurban had net income of $2.5 million or $0.50 per diluted share for the six months ended June 30, 2008 compared to $1.5 million or $0.30 per diluted share for the six months ended June 30, 2007. This represents a $977,000, or 65.7 percent, increase in comparison of the six-month periods. Significant changes from period to period include an increase in net interest income of $906,000, a $1.1 million increase in non-interest income and a $346,000 increase in non-interest expense. The increase in net-interest income is due to significant loan growth and a 36 basis point increase in the margin over the last twelve months. The increase in non-interest income and non-interest expense is primarily due to the postage revenue and expense taken in-house by RDSI at the start of 2008. Non-interest income is also bolstered by the addition of 11 client banks, signed by RDSI since the end of the 2007 second quarter.

Net Interest Income: For the six months ended June 30, 2008, net interest income was $8.2 million, an increase of $906,000, or 12.3 percent, from the six-month period ended June 30, 2007. This increase is primarily the result of a 36 basis point increase in the year-to-date net interest margin. The strategic decision to restructure the balance sheet is benefiting the Company as the net interest margin has improved the past three quarters. As mentioned previously, the loan portfolio continues to grow, currently funded by low cost FHLB advances. The pending acquisition of the National Bank of Montpelier will provide an additional source of liquidity and offer Rurban the ability to fund loan growth with low cost deposits.

Provision for Loan Losses: The provision for loan losses was $405,000 for the six months ended June 30, 2008 compared to $238,000 for the six months ended June 30, 2007. The increase in the provision is principally due to loan growth.

Non-interest Income: Non-interest income was $14.3 million for the six months ended June 30, 2008 compared with $13.2 million for the six months ended June 30, 2007. Of the $1.1 million increase, RDSI contributed nearly $750,000. Approximately $400,000 of RDSI’s income is due to the in-house postage billings discussed previously. The first six months of 2008 were also positively impacted by the one-time recovery of $197,000 and $132,000, respectively, from the partial recovery of previously written off WorldCom securities and proceeds from the sale of equity securities derived from VISA Inc.’s Initial Public Offering.

Non-interest Expense: For the six months ended June 30, 2008, total non-interest expense was $18.7 million compared with $18.4 million for the six months ended June 30, 2007. This represents a $346,000, or 1.9 percent, increase period over period. Of the overall increase, postage and delivery expenses increased $362,000, due primarily to the in-house billing expense at RDSI, and salaries and benefits increased $181,000. Offsetting these increases were decreases in professional fees of $323,000.

Changes in Financial Condition

June 30, 2008 vs. December 31, 2007

At June 30, 2008, total assets were $576.5 million, representing an increase of $15.3 million or 2.7 percent, from December 31, 2007. The increase is primarily attributable to an increase of $15.2 million, or 3.9 percent in total loans. Available-for-sale securities increased $4.0 million, or 4.4 percent. Cash and cash equivalents decreased $5.3 million.

Year- over-year, average assets increased $29.6 million, or 5.4 percent. Loan growth over the past twelve months was approximately $22.8 million, or 6.0 percent, reaching $404.4 million at June 30, 2008; this growth was entirely organic. Virtually all of the growth in the Bank’s loan portfolio over this period was derived from the commercial sector. After a steady but slow first quarter which saw loan growth of $2.7 million, loan growth accelerated during the second quarter of 2008, growing $12.5 million, or an annualized rate of nearly 13 percent.

At June 30, 2008, liabilities totaled $517.2 million, an increase of $15.3 million since December 31, 2007. Of this increase, significant changes include Federal Home Loan Bank advances, which increased $13.8 million (57.5 percent); fed funds purchased increased to $3.6 million (there were no fed funds purchased at December 31, 2007); repurchase agreements increased $1.5 million (3.5 percent) and other liabilities increased $1.1 million (23.5 percent). Total deposits decreased $3.5 million (0.9 percent); and notes payable decreased $922,000 (100 percent). Of the $3.5 million decrease in total deposits, time deposits decreased $16.5 million while savings, interest checking and money market deposits increased $13.1 million. The decrease in time deposits was due to excess liquidity which allowed management to run off higher cost municipal deposits.

From December 31, 2007 to June 30, 2008, total shareholders’ equity increased $36,000, or 0.1 percent, to $59.4 million. Of this increase, retained earnings increased $1.6 million, which is the result of $2.5 million in net income less $793,000 in cash dividends to shareholders. Additional paid-in-capital increased $41,000 as the result of stock option expense incurred during the year. Accumulated other comprehensive income decreased $844,000 as the result of a decrease in market value of the available-for-sale securities portfolio. The stock repurchase plan also reduced capital by $717,000 during the first half of 2008.

Capital Resources

At June 30, 2008, actual capital levels (in millions) and minimum required levels were as follows:

	Actual		Minimum Required For Capital Adequacy Purposes		Minimum Required To Be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)
Consolidated	$65.6	15.6%	$33.6	8.0%	$-	N/A
State Bank	51.6	12.7	32.6	8.0	38.4	10.0

Both the Company and State Bank were categorized as well capitalized at June 30, 2008.

LIQUIDITY

Liquidity relates primarily to the Company’s ability to fund loan demand, meet deposit customers’ withdrawal requirements and provide for operating expenses. Assets used to satisfy these needs consist of cash and due from banks, federal funds sold, interest earning deposits in other financial institutions, securities available-for sale and loans held for sale. These assets are commonly referred to as liquid assets. Liquid assets were $111.2 million at June 30, 2008 compared to $111.5 million at December 31, 2007.

The Company’s commercial real estate and residential first mortgage portfolio of $224.3 million at June 30, 2008 and $211.4 million at December 31, 2007, which can and has been used to collateralize borrowings, is an additional source of liquidity. Management believes the Company’s current liquidity level, without these borrowings, is sufficient to meet its liquidity needs. At June 30, 2008, all eligible commercial real estate and first mortgage loans were pledged under an FHLB blanket lien.

The cash flow statements for the periods presented provide an indication of the Company’s sources and uses of cash, as well as an indication of the ability of the Company to maintain an adequate level of liquidity. A discussion of the cash flow statements for the six months ended June 30, 2008 and 2007 follows.

The Company experienced positive cash flows from operating activities for the six months ended June 30, 2008 and 2007. Net cash provided from operating activities was $6.2 million and $2.2 million, respectively, for the six months ended June 30, 2008 and 2007.

Net cash flow from investing activities was $(24.5) million and $(5.2) million for the six months ended June 30, 2008 and 2007, respectively. The changes in net cash from investing activities at June 30, 2008 included net change in loans of $17.0 million, available-for-sale securities purchases totaling $46.2 million and purchases of premises equipment and software totaling $2.6 million. These cash payments were offset by $40.9 million in proceeds from maturities of available-for-sale securities. The changes in net cash from investing activities at June 30, 2007 included net change in loans of $11.8 million, available-for-sale security purchases totaling $15.4 million and purchase of premises equipment and software totaling $2.5 million. This was partially offset by proceeds from the sales and maturities of available-for-sale securities totaling $23.9 million.

Net cash flow from financing activities was $13.0 million and $(7.3) million for the six month periods ended June 30, 2008 and 2007, respectively. The 2008 financing activities included a $13.0 million increase in demand deposits, money market, interest checking and savings accounts, which was more than offset by a $16.5 million decrease in certificates of deposits. Proceeds from advances from the Federal Home Loan Bank advances totaled $21.0 million, federal funds purchased totaled $3.6 million and repurchase agreements increased $1.5 million. Offsetting this increase were repayments of Federal Home Loan Bank advances of $7.2 million, the repayment of notes payable of $922,000, the purchase of treasury stock of $717,000 and cash dividends paid to shareholders of $793,000. The net cash used by financing activities at June 30, 2007 was primarily due to a decrease in certificates of deposits of $12.2 million partially offset by an increase in demand deposits, money markets, interest checking and savings accounts of $5.2 million, the repayment of notes payable totaling $1.5 million and cash dividends paid to shareholders of $603,000. These decreases were partially offset by an increase in federal funds purchased of $1.0 million and an increase in customer repurchase agreements of $846,000

Off-Balance-Sheet Borrowing Arrangements:

Significant additional off-balance-sheet liquidity is available in the form of FHLB advances, unused federal funds lines from correspondent banks, and the national certificate of deposit market. Management expects the risk of changes in off-balance-sheet arrangements to be immaterial to earnings.

Approximately $122.0 million of the Company’s $224.3 million commercial real estate and residential first mortgage loans qualify to collateralize FHLB borrowings and have been pledged to meet FHLB collateralization requirements as of June 30, 2008. Based on the current collateralization requirements of the FHLB, approximately $19.8 million of additional borrowing capacity existed at June 30, 2008.

At June 30, 2008, the Company had unused federal funds lines totaling $17.3 million. At December 31, 2007, the Company had $20.9 million in federal fund lines. Federal funds borrowed at June 30, 2008 and December 31, 2007 totaled $3.6 million and $0, respectively. The Company also had $9.9 million in unpledged securities of which $1.4 million may be used to pledge for additional borrowings.

The Company’s contractual obligations as of June 30, 2008 consisted of long-term debt obligations, other debt obligations, operating lease obligations and other long-term liabilities. Long-term debt obligations were comprised of FHLB advances of $37.8 million. Other debt obligations were comprised of Trust Preferred Securities of $20.6 million. The Company’s operating lease obligations consist of a lease on the State Bank operations building of $99,600 per year, a lease on the RDSI-North building of $162,000 per year, a lease on the new Northtowne branch of State Bank of $60,000 per year and a lease on the DCM Lansing facility of $108,000 per year. Other long-term liabilities were comprised of time deposits of $207.0 million.

ASSET LIABILITY MANAGEMENT

Asset liability management involves developing and monitoring strategies to maintain sufficient liquidity, maximize net interest income and minimize the impact that significant fluctuations in market interest rates would have on earnings. The business of the Company and the composition of its balance sheet consists of investments in interest-earning assets (primarily loans, mortgage-backed securities, and securities available for sale) which are primarily funded by interest-bearing liabilities (deposits and borrowings). With the exception of specific loans, which are originated and held for sale, all of the financial instruments of the Company are for other than trading purposes. All of the Company’s transactions are denominated in U.S. dollars with no specific foreign exchange exposure. In addition, the Company has limited exposure to commodity prices related to agricultural loans. The impact of changes in foreign exchange rates and commodity prices on interest rates are assumed to be insignificant. The Company’s financial instruments have varying levels of sensitivity to changes in market interest rates resulting in market risk. Interest rate risk is the Company’s primary market risk exposure; to a lesser extent, liquidity risk also impacts market risk exposure.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The following table provides information about the Company’s financial instruments used for purposes other than trading that are sensitive to changes in interest rates as of June 30, 2008. It does not present when these items may actually reprice. For loans receivable, securities, and liabilities with contractual maturities, the table presents principal cash flows and related weighted-average interest rates by contractual maturities as well as the historical impact of interest rate fluctuations on the prepayment of loans and mortgage backed securities. For core deposits (demand deposits, interest-bearing checking, savings, and money market deposits) that have no contractual maturity, the table presents principal cash flows and, as applicable, related weighted-average interest rates based upon the Company’s historical experience, management’s judgment and statistical analysis, as applicable, concerning their most likely withdrawal behaviors. The current historical interest rates for core deposits have been assumed to apply for future periods in this table as the actual interest rates that will need to be paid to maintain these deposits are not currently known. Weighted average variable rates are based upon contractual rates existing at the reporting date.

Principal/Notional Amount Maturing or Assumed to Withdraw In:
(Dollars in Thousands)

	First Year	Years 2 - 5	Thereafter	Total
Comparison of 2008 to 2007: Total rate-sensitive assets:
At June 30, 2008	$170,288	$211,454	$126,148	$507,890
At December 31, 2007	176,907	179,502	133,191	489,601
Increase (decrease)	$(6,619)	$31,951	$(7,043)	$18,289

Total rate-sensitive liabilities:
At June 30, 2008	$208,566	$278,427	$22,103	$509,096
At December 31, 2007	231,589	241,378	21,612	494,579
Increase (decrease)	$(23,023)	$37,049	$491	$14,517

The above table reflects expected maturities, not expected repricing. The contractual maturities adjusted for anticipated prepayments and anticipated renewals at current interest rates, as shown in the preceding table, are only part of the Company’s interest rate risk profile. Other important factors include the ratio of rate-sensitive assets to rate-sensitive liabilities (which takes into consideration loan repricing frequency, but not when deposits may be repriced) and the general level and direction of market interest rates. For core deposits, the repricing frequency is assumed to be longer than when such deposits actually reprice. For some rate sensitive liabilities, their repricing frequency is the same as their contractual maturity. For variable rate loans receivable, repricing frequency can be daily or monthly. For adjustable rate loans receivable, repricing can be as frequent as annually for loans whose contractual maturities range from one to thirty years. Recent Fed actions, economic conditions and increasingly aggressive local market competition in lending rates has pushed loan rates lower, necessitating the Company’s ability to generate and reprice core deposits downward which has enabled the Company to reduce overall funding costs.

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

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

With the participation of the President and Chief Executive Officer (the principal executive officer) and the Executive Vice President and Chief Financial Officer (the principal financial officer) of the Company, the Company’s management has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the quarterly period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Company’s President and Chief Executive Officer and the Company’s Executive Vice President and Chief Financial Officer have concluded that:

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended June 30, 2008, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

An investment in our common shares involves certain risks, including those identified and described in “Item 1A. Risk Factors” of Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as well as in the Cautionary Statements Regarding Forward-Looking Information contained on page 25 of this Form 10-Q. These risk factors could materially affect the Company’s business, financial condition or future results. There have been no material change in the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a.	Not applicable

b.	Not applicable

c.	The following table provides information regarding repurchases of the Company’s common shares during the three months ended June 30, 2008:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
April 1 through April 30, 2008	696	$11.06	—	164,500
May 1 through May 31, 2008	12	$10.80	—	164,500
June 1 through June 30, 2008	28,432	$10.52	28,000	136,500

(1)
Includes shares purchased in the open market by Reliance Financial Services, an indirect subsidiary of the Company, in its capacity as the administrator of the Company’s Employee Stock Ownership and Savings Plan and shares repurchased as part of the Company’s publicly announced repurchase program.

(2)
On April 12, 2007 the Company announced that its Board of Directors had authorized a stock repurchase program pursuant to which the Company may purchase up to 250,000 common shares over the ensuing 15-month period. On July 22, 2008 the repurchase program was extended for an additional twelve months with no change in the number of shares the Company is authorized to repurchase.

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

RURBAN FINANCIAL CORP.

Date: August 13, 2008	By	/s/ Kenneth A. Joyce
Kenneth A. Joyce President & Chief Executive Officer

By	/s/ Duane L. Sinn
Duane L. Sinn Executive Vice President & Chief Financial Officer