Form 10-Q
period 2008-09-30
RURBAN FINANCIAL CORP
filed 2008-11-14
CIK 767405

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer, accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Large Accelerate Filer ☐ Accelerated Filer ☐ Non-Accelerated Filer ☐ Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Common Shares, without par value	4,900,076 shares
(class)	(Outstanding at November 14, 2008)

RURBAN FINANCIAL CORP.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The interim condensed consolidated financial statements of Rurban Financial Corp. (“Rurban” or the “Company”) are unaudited; however, the information contained herein reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of financial condition and results of operations for the interim periods presented. All adjustments reflected in these financial statements are of a normal recurring nature in accordance with Rule 10-01 of Regulation S-X. Results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of results for the complete year.

Rurban Financial Corp.
Condensed Consolidated Balance Sheets
September 30, 2008 and December 31, 2007

	(Unaudited)
	September 30,	December 31,
	2008	2007
Assets
Cash and due from banks	$25,408,171	$15,183,627
Federal funds sold	—	2,000,000
Cash and cash equivalents	25,408,171	17,183,627
Available-for-sale securities	94,436,350	92,661,386
Loans held for sale	1,478,333	1,649,758
Loans, net of unearned income	399,910,475	389,268,744
Allowance for loan losses	(4,057,213)	(3,990,455)
Premises and equipment	15,496,474	15,128,754
Purchased software	5,964,281	4,282,563
Federal Reserve and Federal Home Loan Bank stock	4,148,400	4,021,200
Foreclosed assets held for sale, net	1,534,207	124,131
Interest receivable	2,835,552	3,008,968
Goodwill	13,940,618	13,940,618
Core deposits and other intangibles	4,615,084	5,135,228
Cash value of life insurance	12,513,124	12,160,581
Other	6,797,920	6,638,895
Total assets	$585,021,776	$561,213,998

See notes to condensed consolidated financial statements (unaudited)

Note: The balance sheet at December 31, 2007 has been derived from the  audited consolidated financial statements at that date

Rurban Financial Corp.
Condensed Consolidated Balance Sheets
September 30, 2008 and December 31, 2007

	(Unaudited)
	September 30,	December 31,
	2008	2007
Liabilities and Stockholders’ Equity
Liabilities
Deposits
Demand	$40,952,936	$41,541,297
Savings, interest checking and money market	160,202,242	141,009,043
Time	205,299,166	223,480,842
Total deposits	406,454,344	406,031,182
Notes payable	—	922,457
Federal Home Loan Bank advances	40,229,923	24,000,000
Federal Funds Purchased	5,000,000	—
Retail repurchase agreements	44,553,855	43,006,438
Trust preferred securities	20,620,000	20,620,000
Interest payable	1,575,146	2,532,914
Other liabilities	6,471,375	4,775,773
Total liabilities	524,904,643	501,888,764
Commitments and Contingent Liabilities
Stockholders’ Equity
Common stock, $2.50 stated value; authorized 10,000,000 shares; issued 5,027,433 shares; outstanding September 2008 - 4,906,026 shares, December 2007 - 4,978,933 shares	12,568,583	12,568,583
Additional paid-in capital	14,996,187	14,923,571
Retained earnings	34,898,499	32,361,106
Accumulated other comprehensive income (loss)	(944,518)	82,235
Treasury Stock, at cost
Common; Sep. 2008 - 121,407 shares, Dec. 2007 - 48,500 shares	(1,401,618)	(610,260)
Total stockholders’ equity	60,117,133	59,325,235
Total liabilities and stockholders’ equity	$585,021,776	$561,213,998

See notes to condensed consolidated financial statements (unaudited)

Note: The balance sheet at December 31, 2007 has been derived from the  audited consolidated financial statements at that date.

Rurban Financial Corp.

Condensed Consolidated Statements of Income (Unaudited)
Three Months Ended

	September 30, 2008	September 30, 2007
Interest Income
Loans
Taxable	$6,736,100	$7,072,488
Tax-exempt	22,125	16,668
Securities
Taxable	1,135,931	1,041,177
Tax-exempt	109,805	169,719
Other	17,635	50,288
Total interest income	8,021,596	8,350,340
Interest Expense
Deposits	2,258,470	3,497,275
Other borrowings	16,803	32,026
Retail repurchase agreements	465,452	435,216
Federal Home Loan Bank advances	416,696	268,289
Trust preferred securities	415,686	456,582
Total interest expense	3,573,107	4,689,389
Net Interest Income	4,448,489	3,660,951
Provision for Loan Losses	146,173	140,409
Net Interest Income After Provision for Loan Losses	4,302,316	3,520,543
Non-interest Income
Data service fees	4,947,727	5,004,394
Trust fees	780,726	819,989
Customer service fees	626,008	588,447
Net gains on loan sales	132,999	128,947
Loan servicing fees	57,356	27,284
Gain on sale of assets	222,815	11,862
Other	221,081	201,920
Total non-interest income	6,988,712	6,782,842

See notes to condensed consolidated financial statements (unaudited)

Rurban Financial Corp.
Condensed Consolidated Statements of Income (Unaudited)
Three Months Ended

	September 30, 2008	September 30, 2007
Non-interest Expense
Salaries and employee benefits	$4,239,578	$4,290,961
Net occupancy expense	526,301	514,742
Equipment expense	1,553,188	1,625,762
Data processing fees	120,151	102,292
Professional fees	489,910	461,844
Marketing expense	247,120	259,196
Printing and office supplies	115,667	130,363
Telephone and communications	415,120	446,465
Postage and delivery expense	511,522	392,211
State, local and other taxes	235,647	103,674
Employee expense	272,315	266,227
Other	552,379	512,663
Total non-interest expense	9,278,898	9,106,400
Income Before Income Tax	2,012,130	1,196,984
Provision for Income Taxes	588,090	333,384,
Net Income	$1,424,040	$863,600
Basic Earnings Per Share	$0.29	$0.17
Diluted Earnings Per Share	$0.29	$0.17
Dividends Declared Per Share	$0.09	$0.07

See notes to consolidated financial statements (unaudited)

Rurban Financial Corp.
Condensed Consolidated Statements of Income (Unaudited)
Nine Months Ended

	September 30, 2008	September 30, 2007
Interest Income
Loans
Taxable	$20,567,604	$20,725,807
Tax-exempt	63,944	51,211
Securities
Taxable	3,266395	3,176,674
Tax-exempt	433,970	483,621
Other	130,424	163,894
Total interest income	24,462,337	24,601,207
Interest Expense
Deposits	7,973,962	10,212,672
Other borrowings	43,792	140,644
Retail repurchase agreements	1,376,767	1,130,898
Federal Home Loan Bank advances	1,096,178	760,534
Trust preferred securities	1,273,775	1,352,093
Total interest expense	11,764,474	13,596,842
Net Interest Income	12,697,863	11,004,365
Provision for Loan Losses	551,388	378,643
Net Interest Income After Provision for Loan Losses	12,146,475	10,625,723
Non-interest Income
Data service fees	15,161,075	14,467,788
Trust fees	2,451,567	2,512,251
Customer service fees	1,825,040	1,650,080
Net gains on loan sales	590,747	436,390
Net realized gains on sales of securities	—	367
Net proceeds from liquidation of equity securities	132,106	—
Investment security recoveries	197,487	—
Loan servicing fees	175,516	146,427
Gain on sale of assets	151,393	61,839
Other	620,452	754,144
Total non-interest income	21,305,383	20,029,285
See notes to condensed consolidated financial statements (unaudited)

Rurban Financial Corp.

Condensed Consolidated Statements of Income (Unaudited)
Nine Months Ended

	September 30, 2008	September 30, 2007
Non-interest Expense
Salaries and employee benefits	$13,113,999	$12,873,072
Net occupancy expense	1,603,496	1,547,800
Equipment expense	4,746,533	4,908,311
Data processing fees	321,510	372,716
Professional fees	1,345,133	1,640,250
Marketing expense	584,957	601,979
Printing and office supplies	421,405	509,817
Telephone and communications	1,258,907	1,329,359
Postage and delivery expense	1,649,969	1,168,563
State, local and other taxes	602,833	468,590
Employee expense	806,298	801,374
Other	1,535,564	1,250,192
Total non-interest expense	27,990,604	27,472,023
Income Before Income Tax	5,461,254	3,182,984
Provision for Income Taxes	1,572,034	831,885
Net Income	$3,889,220	$2,351,099
Basic Earnings Per Share	$0.79	$0.47
Diluted Earnings Per Share	$0. 79	$0.47
Dividends Declared Per Share	$0.25	$0.19
See notes to condensed consolidated financial statements (unaudited)

RURBAN FINANCIAL CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’
EQUITY (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007

Balance at beginning of period	$59,361,729	$57,349,495	$59,325,235	$56,955,153

Cumulative effect adjustment for split dollar BOLI	-	-	(116,303)	-

Net Income	1,424,040	863,601	3,889,220	2,351,099

Other comprehensive loss:
Net change in unrealized gains (losses)
On securities available for sale, net	(183,016)	821,754	(1,026,753)	458,172
Total comprehensive income	1,241,024	1,685,355	2,862,467	2,809,271

Cash dividend	(442,254)	(349,960)	(1,235,524)	(953,252)

Purchase of treasury shares	(74,758)	(201,280)	(791,358)	(350,480)

Stock option expense	31,392	20,744	72,616	43,662

Balance at end of period	$60,117,133	$58,504,354	$60,117,133	$58,504,354

See notes to condensed consolidated financial statements (unaudited)

Rurban Financial Corp.
Condensed Consolidated Statements of Cash Flows (Unaudited)
Nine Months Ended

	September 30, 2008	September 30, 2007
Operating Activities
Net income	$3,889,220	$2,351,099
Items not requiring (providing) cash
Depreciation and amortization	2,752,284	3,222,666
Provision for loan losses	551,388	378,643
Expense of stock option plan	72,616	43,662
Amortization of premiums and discounts on securities	91,901	36,137
Amortization of intangible assets	520,144	536,335
Deferred income taxes	528,933	682,352
FHLB Stock Dividends	(127,200)	(47,250)
Proceeds from sale of loans held for sale	31,021,863	12,902,818
Originations of loans held for sale	(30,259,691)	(12,210,691)
Gain from sale of loans	(590,747)	(436,390)
Gain on sale of foreclosed assets	5,066	15,244
Gain on sale of branch office building	(243,000)	__
Loss on sales of fixed assets	86,541	16,107
Changes in
Interest receivable	173,416	(244,491)
Other assets	1,491,304	(649,149)
Interest payable and other liabilities	(957,768)	(2,529,428)
Net cash provided by operating activities	9,006,270	4,067,664
Investing Activities
Purchases of available-for-sale securities	(46,231,265)	(29,399,315)
Proceeds from maturities of available-for-sale securities	42,808,714	27,350,999
Proceeds from sales of available-for-sale securities	__	2,408,608
Proceeds from sales of Fed Stock	__	19,500
Net change in interest bearing deposits	__	150,000
Net change in loans	(12,983,338)	(18,386,570)
Purchase of Bank Owned Life Insurance	__	(1,000,000)
Purchase of premises and equipment and software	(6,843,233)	(3,249,937)
Proceeds from sales of premises and equipment	2,041,511	257,928
Proceeds from sale of foreclosed assets	174,722	—
Cash paid for Diverse Computer Marketers, Inc. acquisition	—	(266,560)
Net cash used in investing activities	(21,032,889)	(22,115,347)

See notes to condensed consolidated financial statements (unaudited)

Rurban Financial Corp.
Condensed Consolidated Statements of Cash Flows (Unaudited) (continued)
Nine Months Ended

	September 30, 2008	September 30, 2007
Financing Activities
Net increase in demand deposits, money market, interest checking and savings accounts	$18,604,838	$2,749,134
Net decrease in certificates of deposit	(18,181,676)	(4,152,160)
Net increase in securities sold under agreements to repurchase	1,547,417	10,295,127
Net increase in federal funds purchased	5,000,000	4,400,000
Proceeds from Federal Home Loan Bank advances	24,000,000	9,000,000
Repayment of Federal Home Loan Bank advances	(7,770,077)	(11,000,000)
Repayment of notes payable	(922,457)	(1,563,214)
Purchase of treasury stock	(791,358)	(350,480)
Dividends paid	(1,235,524)	(953,252)
Net cash provided by financing activities	20,251,163	8,425,155
Increase (Decrease) in Cash and Cash Equivalents	8,224,544	(9,622,528)
Cash and Cash Equivalents, Beginning of Year	17,183,627	22,481,791
Cash and Cash Equivalents, End of Period	$25,408,171	$12,859,263
Supplemental Cash Flows Information

Interest paid	$12,722,242	$13,411,731

Transfer of loans to foreclosed assets	$1,856,977	$82,397

Federal Income Taxes Paid	$556,000	$1,420,000

See notes to condensed consolidated financial statements (unaudited)

RURBAN FINANCIAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A—BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements reflect all adjustments that are, in the opinion of management, necessary to fairly present the financial position, results of operations and cash flows of the Company. Those adjustments consist only of normal recurring adjustments. Results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of results for the complete year.

The condensed consolidated balance sheet of the Company as of December 31, 2007 has been derived from the audited consolidated balance sheet of the Company as of that date.

For further information, refer to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

NOTE B—EARNINGS PER SHARE

Earnings per share (EPS) have been computed based on the weighted average number of shares outstanding during the periods presented. For the periods ended September 30, 2008 and 2007, share based awards totaling 326,263 and 247,352 common shares, respectively, were not considered in computing EPS as they were anti-dilutive. The number of shares used in the computation of basic and diluted earnings per share were:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2008	2007	2008	2007
Basic earnings per share	4,911,015	5,003,433	4,935,804	5,018,567
Diluted earnings per share	4,911,015	5,008,334	4,935,881	5,021,939

NOTE C - LOANS, RISK ELEMENTS AND ALLOWANCE FOR LOAN LOSSES

Total loans on the balance sheet are comprised of the following classifications at:

	September 30,	December 31,
	2008	2007

Commercial	$82,858,998	$83,048,522
Commercial real estate	140,970,047	126,784,483
Agricultural	45,465,134	43,369,266
Residential real estate	80,903,283	84,620,992
Consumer	49,618,313	51,357,419
Lease financing	330,000	330,000
Total loans	400,145,775	389,510,682
Less
Net deferred loan fees, premiums and discounts	(235,300)	(241,938)

Loans, net of unearned income	$399,910,475	$389,268,744

Allowance for loan losses	$(4,057,213)	$(3,990,455)

The following is a summary of the activity in the allowance for loan losses account for the three and nine months ended September 30, 2008 and 2007.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Balance, beginning of period	$4,246,794	$3,824,445	$3,990,455	$3,717,377
Provision charged to expense	146,173	140,409	551,388	378,643
Recoveries	64,475	40,221	123,472	140,712
Loans charged off	(400,229)	(68,530)	(608,103)	(300,187)
Balance, end of period	$4,057,213	$3,936,545	$4,057,213	$3,936,545

The following schedule summarizes nonaccrual, past due and impaired loans at:

	September 30,	December 31,
	2008	2007
Non-accrual loans	$4,659,442	$5,990,483

Accruing loans which are contractually
past due 90 days or more as to interest or
principal payments	—	—
Total non-performing loans	$4,659,442	$5,990,483

Individual loans determined to be impaired were as follows:

	September 30, 2008	December 31, 2007

Loans with no allowance for loan losses allocated	$1,211,000	$1,787,000
Loans with allowance for loan losses allocated	540,000	1,898,000
Total impaired loans	$1,751,000	$3,685,000

Amount of allowance allocated	$241,000	$333,000

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and State Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined in the regulations), and of Tier I capital to average assets (as defined in the regulations).  As of September 30, 2008 and December 31, 2007, the Company and State Bank exceeded all “well-capitalized” requirements to which they were subject.

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

The Company’s consolidated, and State Bank’s actual, capital amounts (in millions) and ratios, as of September 30, 2008 and December 31, 2007, are also presented in the following table.

	Actual		Minimum Required For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2008
Total Capital (to Risk-Weighted Assets)
Consolidated	$66.6	16.5%	$32.3	8.0%	$—	N/A
State Bank	52.8	13.5	31.2	8.0	39.0	10.0

Tier I Capital (to Risk-Weighted Assets)
Consolidated	62.8	15.5	16.2	4.0	—	N/A
State Bank	48.7	12.5	15.6	4.0	23.4	6.0

Tier I Capital (to Average Assets)
Consolidated	62.8	10.9	23.1	4.0	—	N/A
State Bank	48.7	8.8	22.2	4.0	27.8	5.0
As of December 31, 2007
Total Capital (to Risk-Weighted Assets)
Consolidated	$64.2	15.9%	$32.2	8.0%	$—	N/A
State Bank	49.5	12.7	31.3	8.0	39.1	10.0

Tier I Capital (to Risk-Weighted Assets)
Consolidated	59.9	14.9	16.1	4.0	—	N/A
State Bank	45.5	11.6	15.6	4.0	23.5	6.0

Tier I Capital (to Average Assets)
Consolidated	59.9	11.0	21.9	4.0	—	N/A
State Bank	45.5	8.4	21.8	4.0	27.3	5.0

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

In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment of FASB Statement No. 115 (SFAS No. 159). SFAS No. 159 permits the Company to choose to measure certain financial assets and liabilities at fair value that are not currently required to be measured at fair value (i.e. the Fair Value Option). Election of the Fair Value Option is made on an instrument-by-instrument basis and is irrevocable. At the adoption date, unrealized gains and losses on financial assets and liabilities for which the Fair Value Option has been elected would be reported as a cumulative adjustment to beginning retained earnings. If the Company elects the Fair Value Option for certain financial assets and liabilities, the Company will report unrealized gains and losses due to changes in their fair value in earnings at each subsequent reporting date. SFAS No. 159 is effective as of January 1, 2008. The Company has not elected the Fair Value Option for any financial assets or liabilities at September 30, 2008.

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

NOTE G - COMMITMENTS AND CREDIT RISK

As of September 30, 2008, loan commitments and unused lines of credit totaled $67,878,000, standby letters of credit totaled $5,677,000 and no commercial letters of credit were outstanding. At December 31, 2007, loan commitments and unused lines of credit totaled $81,649,000, standby letters of credit totaled $377,000 and no commercial letters of credit were outstanding.

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

NOTE H -- SEGMENT INFORMATION (Continued)

As of and for the three months ended September 30, 2008
		Data		Total	Intersegment	Consolidated
Income statement information:	Banking	Processing	Other	Segments	Elimination	Totals

Net interest income (expense)	$4,891,436	$(21,947)	$(421,000)	$4,448,489		$4,448,489

Non-interest income - external
customers	1,974,017	4,947,727	66,968	6,988,712		6,988,712

Non-interest income - other segments	10,417	366,995	360,685	738,097	(738,097)	—

Total revenue	6,875,870	5,292,775	6,653	12,175,298	(738,097)	11,437,201

Non-interest expense	5,002,593	4,285,797	728,605	10,016,995	(738,097)	9,278,898

Significant non-cash items:
Depreciation and
amortization	260,253	518,659	52,260	831,172	—	831,172
Provision for loan losses	146,173	—	—	146,173	—	146,173

Income tax expense (benefit)	493,656	342,376	(247,942)	588,090	—	588,090

Segment profit (loss)	$1,233,448	$664,602	$(474,010)	$1,424,040	$—	$1,424,040

Balance sheet information:
Total assets	$564,608,095	$20,602,272	$5,259,746	$590,470,113	$(5,448,337)	$585,021,776

Goodwill and intangibles	$11,356,438	$7,199,264	$—	$18,555,702	$—	$18,555,702

Premises and equipment expenditures	$518,769	$3,701,633	$40,831	$4,261,233	$—	$4,261,233

NOTE H -- SEGMENT INFORMATION (Continued)

As of and for the three months ended September 30, 2007
		Data		Total	Intersegment	Consolidated
Income statement information:	Banking	Processing	Other	Segments	Elimination	Totals

Net interest income (expense)	$4,169,772	$(53,123)	$(455,698)	$3,660,951		$3,660,951

Non-interest income - external
customers	1,756,535	5,004,394	21,913	6,782,842		6,782,842

Non-interest income - other segments	12,328	380,968	333,880	727,176	(727,176)	—

Total revenue	5,938,635	5,332,239	(99,905)	11,170,969	(727,176)	10,443,793

Non-interest expense	4,873,670	4,333,698	626,207	9,833,575	(727,176)	9,106,399

Significant non-cash items:
Depreciation and
amortization	254,631	971,425	34,307	1,260,363	—	1,260,363
Provision for loan losses	140,409	—	—	140,409	—	140,409

Income tax expense (benefit)	250,325	339,505	(256,446)	333,384	—	333,384

Segment profit (loss)	$674,231	$659,036	$(469,666)	$863,601	$—	$863,601

Balance sheet information:
Total assets	$546,412,401	$19,684,894	$7,700,083	$573,797,378	$(8,123,087)	$565,674,291

Goodwill and intangibles	$11,812,295	$7,450,970	$—	$19,263,265	$—	$19,263,265

Premises and equipment expenditures	$9,045	$711,536	$75,880	$796,461	$—	$796,461

NOTE H -- SEGMENT INFORMATION (Continued)

As of and for the nine months ended September 30, 2008
		Data		Total	Intersegment	Consolidated
Income statement information:	Banking	Processing	Other	Segments	Elimination	Totals

Net interest income (expense)	$14,067,748	$(97,496)	$(1,272,389)	$12,697,863		$12,697,863

Non-interest income - external
customers	5,965,120	15,155,795	184,468	21,305,383		21,305,383

Non-interest income - other segments	35,628	1,125,947	1,052,267	2,213,842	(2,213,842)	—

Total revenue	20,068,496	16,184,246	(35,654)	36,217,088	(2,213,842)	34,003,246

Non-interest expense	14,833,645	12,995,624	2,375,177	30,204,446	(2,213,842)	27,990,604

Significant non-cash items:
Depreciation and
amortization	756,546	1,884,267	111,471	2,752,284	—	2,752,284
Provision for loan losses	551,388	—	—	551,388	—	551,388

Income tax expense (benefit)	1,316,387	1,084,135	(828,488)	1,572,034	—	1,572,034

Segment profit (loss)	$3,367,076	$2,104,487	$(1,582,343)	$3,889,220	$—	$3,889,220

Balance sheet information:
Total assets	$564,608,095	$20,602,272	$5,259,746	$590,470,113	$(5,448,337)	$585,021,776

Goodwill and intangibles	$11,356,438	$7,199,264	$—	$18,555,702	$—	$18,555,702

Premises and equipment expenditures	$1,423,734	$5,321,346	$98,153	$6,843,233	$—	$6,843,233

NOTE H -- SEGMENT INFORMATION (Continued)

As of and for the nine months ended September 30, 2007
		Data		Total	Intersegment	Consolidated
Income statement information:	Banking	Processing	Other	Segments	Elimination	Totals

Net interest income (expense)	$12,574,116	$(220,225)	$(1,349,526)	$11,004,365		$11,004,365

Non-interest income - external
customers	5,503,066	14,467,788	58,430	20,029,284		20,029,284

Non-interest income - other segments	539,276	1,188,208	992,321	2,719,805	(2,719,805)	—

Total revenue	18,616,458	15,435,771	(298,775)	33,753,454	(2,719,805)	31,033,649

Non-interest expense	15,431,283	12,670,567	2,089,977	30,191,827	(2,719,805)	27,472,022

Significant non-cash items:
Depreciation and
amortization	751,206	2,379,089	92,371	3,222,666	—	3,222,666
Provision for loan losses	378,643	—	—	378,643	—	378,643

Income tax expense (benefit)	730,451	940,170	(838,736)	831,885	—	831,885

Segment profit (loss)	$2,076,081	$1,825,034	$(1,550,016)	$2,351,099	$—	$2,351,099

Balance sheet information:
Total assets	$546,412,401	$19,684,894	$7,700,083	$573,797,378	$(8,123,087)	$565,674,291

Goodwill and intangibles	$11,812,295	$7,450,970	$—	$19,263,265	$—	$19,263,265

Premises and equipment expenditures	$1,009,075	$2,103,791	$137,071	$3,249,937	$—	$3,249,937

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

The following table presents the fair value measurements of assets measured at fair value on a recurring basis and the level within FAS 157 fair value hierarchy in which the fair value measurements fall at September 30, 2008:

Fair Value Measurements Using:
Description	Fair Values at 9/30/2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-Sale Securities	$94,436,350	—	$94,436,350	—

Impaired Loans

Loans for which it is probable the Company will not collect all principal and interest due according to contractual terms are measured for impairment in accordance with the provisions of Financial Accounting Standard No. 114, “Accounting by Creditors for Impairment of a Loan.” Allowable methods for estimating fair value include using the fair value of the collateral for collateral dependent loans, or where a loan is determined not to be collateral dependent, using the discounted cash flow method. If the impaired loan is collateral dependent, then the fair value method of measuring the amount of impairment is utilized. This method requires obtaining an independent appraisal of the collateral and applying a discount factor to the value based on the Company’s loan review policy.

The following table presents the fair value measurements of assets measured at fair value on a nonrecurring basis and the level within the FAS 157 fair value hierarchy in which the fair value measurements fall at September 30, 2008:

Fair Value Measurements Using:
Description	Fair Values at 9/30/2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$141,000	—	—	$141,000

Note J - Acquisitions

On May 22, 2008, the Company announced the execution of a definitive agreement to acquire NBM Bancorp, Incorporated and its wholly-owned subsidiary, National Bank of Montpelier, which is headquartered in Montpelier Ohio. As of September 30, 2008, NBM Bancorp had $106 million in assets, $46 million in loans and $88 million in deposits at its five banking offices. The transaction is expected to be completed in the fourth quarter of 2008, pending regulatory approvals and the completion of customary closing conditions.

Note K - Dividends on Common Stock

On July 16, 2008, the Company’s Board of Directors approved a quarterly cash dividend of $0.09 per share for the third quarter of 2008, payable on November 17, 2008 to all shareholders of record on November 3, 2008.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Information

Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that are provided to assist in the understanding of anticipated future financial performance. Forward-looking statements provide current expectations or forecasts of future events and are not guarantees of future performance. Examples of forward-looking statements include: (a) projections of income or expense, earnings per share, the payments or non-payments of dividends, capital structure and other financial items; (b) statements of plans and objectives of the Company or our management or Board of Directors, including those relating to products or services; (c) statements of future economic performance; and (d) statements of assumptions underlying such statements. Words such as “believes,” “anticipates,” “expects,” “intends,” “targets,” “plans,” “projects,” “estimates,” and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying those statements. Forward-looking statements are based on management’s expectations and are subject to a number of risks and uncertainties. Although management believes that the expectations reflected in such forward-looking statements are reasonable, actual results may differ materially from those expressed or implied in such statements. Risks and uncertainties that could cause actual results to differ materially include, without limitation, changes in interest rates, changes in the competitive environment, and changes in banking regulations or other regulatory or legislative requirements affecting bank holding companies. Additional detailed information concerning a number of important factors which could cause actual results to differ materially from the forward-looking statements contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations is available in the Company’s filings with the Securities and Exchange Commission, under the Securities Exchange Act of 1934, including the disclosure under the heading “Item 1A. Risk Factors” of Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, and the disclosure under the heading “Item 1A. Risk Factors” of Part II of this form 10-Q. Undue reliance should not be placed on the forward-looking statements, which speak only as of the date hereof. Except as may be required by law, the Company undertakes no obligation to update any forward-looking statement to reflect unanticipated events or circumstances after the date on which the statement is made.

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

Recent Regulatory Developments

On October 3, 2008, President Bush signed into law the Emergency Economic Stabilization Act of 2008 (EESA), which creates the Troubled Asset Relief Program ( “TARP”) and provides the U.S. Treasury with broad authority to implement certain actions to help restore stability and liquidity to U.S. markets. On October 14, 2008 the U.S. Treasury announced a voluntary Capital Purchase Program pursuant to TARP to encourage U.S. financial institutions to build capital to increase the flow of financing to U.S. businesses and consumers and to support the U.S. economy. Under the program, Treasury will purchase up to $250 billion of senior preferred shares on standardized terms as described in the program's term sheet. The program will be available to qualifying U.S. controlled banks, savings associations, and certain bank and savings and loan holding companies engaged only in financial activities that apply to participate before 5:00 pm (EDT) on November 14, 2008. The U.S. Treasury will determine eligibility and allocations for interested parties after consultation with the appropriate federal banking agency.

On November 12, 2008, the Company announced that, after a careful review of the Company’s strategic plan, its capital position, and the constraints and uncertainties of the TARP Capital Purchase Program, the Company’s Board of Directors has elected not to apply or participate in the U.S. Treasury’s Capital Purchase Program.

Also announced on October 14, 2008 by the FDIC was a Temporary Liquidity Guarantee Program (TLGP) designed to strengthen confidence and encourage liquidity in the banking system. The new program will guarantee newly issued senior unsecured debt of eligible institutions, including FDIC-insured banks and thrifts, as well as certain holding companies. The program will also provide full deposit coverage for non-interest bearing deposit transaction accounts in FDIC-insured institutions, regardless of the dollar amount.

After careful consideration of the risks and benefits of the Temporary Liquidity Guarantee Program the Company has concluded that it will not participate in the program.

Finally, the FDIC has announced that it will provide 100% deposit insurance coverage for non-interest-bearing transaction accounts. (“Transaction Account Guarantee Program” or “TAG”) This coverage is for traditional checking accounts that don't earn interest. The extended coverage is effective immediately under the FDIC's Transaction Account Guarantee Program (TAGP), and will continue through December 31, 2009.

The Company has evaluated the benefits of the Transaction Account Guarantee Program and has concluded that it will participate in the program.

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

Impact of Accounting Changes

None

Three Months Ended September 30, 2008 compared to Three Months Ended September 30, 2007

Net Income: Net income for the third quarter of 2008 was $1.42 million, or $0.29 per diluted share, compared to $864,000, or $0.17 per diluted share, for the third quarter of 2007. This quarterly increase in net income was driven by a $788,000 increase in net interest income and a $206,000 increase in non-interest income. These increases were offset by an increase of $172,000 in non-interest expense. The primary driver of the increase in net interest income was an increase of $18.0 million in average earning assets, coupled with a 43 basis point increase in the net interest margin. The increase in non-interest income was driven by the sale of the real estate of a closed branch office for $243,000.

Net Interest Income: Net interest income was $4.45 million, an increase of $788,000 or 21.5 percent, from the 2007 third quarter. As previously mentioned average earning assets increased $18.0 million or 3.7 percent over the 12-month period. The increase in earning assets is a result of loan growth over the past twelve months of $11.6 million, or 3.0 percent, reaching $399.9 million at September 30, 2008. This growth was entirely organic. Nearly 68 percent of State Bank’s loan portfolio is commercial, and virtually all of the Bank’s growth was derived from this sector. Loan balances declined during the third quarter of 2008, decreasing $4.52 million, or 4.48 percent annualized, from the second quarter of 2008. As of September 30, 2008, loans were $10.6 million higher than year-end, with commercial loan growth leading the way. Year-over-year, the net interest margin increased 60 basis points from 2.96 percent for the third quarter 2007 to 3.56 percent for the third quarter 2008. The 3.56 percent represents a 1 basis point increase from the linked quarter of 3.55 percent. This year-over-year increase is a result of being liability sensitive in a decreasing rate environment. Management’s focus will now turn to becoming asset sensitive as we feel rates are nearing their low points and that rates will start to increase into the future.

Provision for Loan Losses: The provision for loan losses was $146,000 in the third quarter of 2008 compared to a $140,000 provision for the third quarter of 2007. The Company experienced an increase in losses quarter over quarter, which is reflected in net chargeoffs of $336,000 compared to $28,000 of net charge-offs in the 2007 third quarter. For the third quarter ended September 30, 2008, net charge-offs as a percentage of average loans was 0.33 percent annualized. At quarter end, consolidated non-performing assets, including those of RFCBC (the loan workout subsidiary), were $6.27 million, or 1.07 percent of total assets compared with $6.43 million, or 1.14 percent of total assets for the prior-year third quarter.

($ in Thousands)	Sept. 30, 2008	June 30, 2008	Sept. 30, 2007
Net charge-offs	$336	$(18)	$28
Non-performing loans	4,659	5,141	6,361
OREO / OAO	1,611	1,566	71
Non-performing assets	6,270	6,707	6,432
Non-performing assets / Total assets	1.07%	1.16%	1.14%
Allowance for loan losses / Total loans	1.01%	1.04%	1.01%
Allowance for loan losses / Non-performing assets	64.7%	63.3%	61.2%

Non-interest Income: Non-interest income was $6.99 million for the third quarter of 2008 compared with $6.78 million for the prior-year third quarter, an increase of $206,000, or 3.0 percent. The increase was primarily driven by the increase in the gain on sale of assets of $211,000. Customer service fees increased $38,000, or 6.38 percent. Non-interest income accounted for approximately 61 percent of Rurban’s total third quarter 2008 revenue.

Non-interest Expense: Non-interest expense was $9.28 million for the third quarter of 2008, compared with $9.11 million for the third quarter of 2007. RDSI took billing for postage in-house at the beginning of 2008. The third quarter 2008 expense associated with these billings was $179,000, and is offset by non-interest income. Additionally, an OREO property was written down to fair market value based on a current appraisial.

Nine Months Ended September 30, 2008 compared to Nine Months Ended September 30, 2007

Net Income: Rurban had net income of $3.89 million, or $0.79 per diluted share, for the nine months ended September 30, 2008 compared to $2.35 million or $0.47 per diluted share for the nine months ended September 30, 2007. This represents a $1.54 million, or 65.4 percent, increase in comparison of the nine-month periods. Significant changes from period to period include an increase in net interest income of $1.69 million, a $1.28 million increase in non-interest income and a $519,000 increase in non-interest expense. The increase in net-interest income is due to significant loan growth and a 32 basis point increase in the margin over the last twelve months. The increase in non-interest income and non-interest expense is primarily due to the postage revenue and expense taken in-house by RDSI at the start of 2008. Non-interest income is also bolstered by the addition of 3 client banks, signed by RDSI since the end of the 2007 third quarter.

Net Interest Income: For the nine months ended September 30, 2008, net interest income was $12.7 million, an increase of $1.69 million, or 15.4 percent, from the nine-month period ended September 30, 2007. This increase is primarily the result of a 32 basis point increase in the year-to-date net interest margin. The strategic decision to restructure the balance sheet is benefiting the Company as the net interest margin has improved the past four quarters. As mentioned previously, the loan portfolio continues to grow, currently funded by low cost FHLB advances. The pending acquisition of the National Bank of Montpelier will provide an additional source of liquidity and offer Rurban the ability to fund loan growth with low cost deposits.

Provision for Loan Losses: The provision for loan losses was $551,000 for the nine months ended September 30, 2008 compared to $379,000 for the nine months ended September 30, 2007. The increase in the provision is principally due to loan growth.

Non-interest Income: Non-interest income was $21.3 million for the nine months ended September 30, 2008 compared with $20.0 million for the nine months ended September 30, 2007. Of the $1.28 million increase, RDSI contributed $693,000. Approximately $1.46 million of RDSI’s income is due to the in-house postage billings discussed previously. The first nine months of 2008 were also positively impacted by the one-time recovery of $197,000, $132,000 and $243,000 respectively, from the partial recovery of previously written off WorldCom securities, proceeds from the sale of equity securities derived from VISA Inc.’s Initial Public Offering and the sale of the real estate of a closed branch office.

Non-interest Expense: For the nine months ended September 30, 2008, total non-interest expense was $28.0 million compared with $27.5 million for the nine months ended September 30, 2007. This represents a $519,000, or 1.9 percent, increase period over period. Of the overall increase, postage and delivery expenses increased $481,000, due primarily to the in-house billing expense at RDSI, and salaries and benefits increased $241,000. Offsetting these increases were decreases in professional fees of $295,000.

Changes in Financial Condition

September 30, 2008 vs. December 31, 2007

At September 30, 2008, total assets were $585.0 million, representing an increase of $23.8 million, or 4.2 percent, from December 31, 2007. The increase is primarily attributable to an increase of $8.22 million, or 47.9 percent in cash and cash equivalents. The Company elected to test its liquidity sources over the end of the quarter as it borrowed money from its corresponding banks and FHLB. The funds were left at the Federal Reserve increasing Cash and Due from Banks by approximately $14.0 million at quarter end. Loan balances increased $10.6 million , or 2.7 percent. Available-for-sale securities increased $1.77 million, or 1.9 percent.

Year- over-year, average assets increased $21.3 million, or 3.8 percent. Loan growth over the past twelve months was approximately $11.6 million, or 3.0 percent, reaching $399.9 million at September 30, 2008; this growth was entirely organic. Virtually all of the growth in the Bank’s loan portfolio over this period was derived from the commercial sector.

At September 30, 2008, liabilities totaled $524.9 million, an increase of $23.0 million since December 31, 2007. Of this increase, significant changes include Federal Home Loan Bank advances, which increased $16.2 million (67.6 percent); fed funds purchased increased to $5.0 million (there were no fed funds purchased at December 31, 2007); repurchase agreements increased $1.5 million (3.6 percent); other liabilities increased $1.70 million (35.5 percent) and total deposits increased $423,000 (0.1 percent). Notes payable decreased $922,000 (100 percent). Of the $423,000 increase in total deposits, savings, interest checking and money market deposits increased $18.6 million while time deposits decreased $18.2 million. The decrease in time deposits was due to excess liquidity which allowed management to run off higher cost municipal deposits.

From December 31, 2007 to September 30, 2008, total shareholders’ equity increased $792,000, or 1.33 percent, to $60.1 million. Of this increase, retained earnings increased $2.54 million, which is the result of $3.89 million in net income less $1.24 million in cash dividends to shareholders. Additional paid-in-capital increased $73,000 as the result of stock option expense incurred during the year. Accumulated other comprehensive income decreased $1.03 million as the result of a decrease in market value of the available-for-sale securities portfolio. The stock repurchase plan also reduced capital by $791,000 during the first nine months of 2008.

Capital Resources

At September 30, 2008, actual capital levels (in millions) and minimum required levels were as follows:

	Actual		Minimum Required For Capital Adequacy Purposes		Minimum Required To Be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)
Consolidated	$66.6	16.5%	$32.3	8.0%	$—	N/A
State Bank	52.8	13.5	31.2	8.0	39.0	10.0

Both the Company and State Bank were categorized as well capitalized at September 30, 2008.

LIQUIDITY

Liquidity relates primarily to the Company’s ability to fund loan demand, meet deposit customers’ withdrawal requirements and provide for operating expenses. Assets used to satisfy these needs consist of cash and due from banks, federal funds sold, interest earning deposits in other financial institutions, securities available-for sale and loans held for sale. These assets are commonly referred to as liquid assets. Liquid assets were $121.3 million at September 30, 2008 compared to $111.5 million at December 31, 2007.

The Company’s commercial real estate and residential first mortgage portfolio of $227.3 million at September 30, 2008 and $211.4 million at December 31, 2007, which can and has been used to collateralize borrowings, is an additional source of liquidity. Management believes the Company’s current liquidity level, without these borrowings, is sufficient to meet its liquidity needs. At September 30, 2008, all eligible commercial real estate and first mortgage loans were pledged under an FHLB blanket lien.

The cash flow statements for the periods presented provide an indication of the Company’s sources and uses of cash, as well as an indication of the ability of the Company to maintain an adequate level of liquidity. A discussion of the cash flow statements for the nine months ended September 30, 2008 and 2007 follows.

The Company experienced positive cash flows from operating activities for the nine months ended September 30, 2008 and 2007. Net cash provided from operating activities was $9.01 million and $4.07 million, respectively, for the nine months ended September 30, 2008 and 2007.

Net cash flow from investing activities was $(21.0) million and $(22.1) million for the nine months ended September 30, 2008 and 2007, respectively. The changes in net cash from investing activities at September 30, 2008 included net change in loans of $13.0 million, available-for-sale securities purchases totaling $46.2 million and purchases of premises, equipment and software totaling $6.84 million. These cash payments were offset by $42.8 million in proceeds from maturities of available-for-sale securities and $2.04 million in proceeds from the sale of premises and equipment. The changes in net cash from investing activities at September 30, 2007 included net change in loans of $18.4 million, available-for-sale security purchases totaling $29.4 million and purchase of premises, equipment and software totaling $3.25 million. This was partially offset by proceeds from the sales and maturities of available-for-sale securities totaling $29.8 million.

Net cash flow from financing activities was $20.2 million and $8.43 million for the nine month periods ended September 30, 2008 and 2007, respectively. The 2008 financing activities included a $18.6 million increase in demand deposits, money market, interest checking and savings accounts, which was more than offset by a $18.2 million decrease in certificates of deposits. Proceeds from advances from the Federal Home Loan Bank totaled $24.0 million, federal funds purchased totaled $5.0 million and repurchase agreements increased $1.55 million. Offsetting this increase were repayments of Federal Home Loan Bank advances of $7.77 million, the repayment of notes payable of $922,000, the purchase of treasury stock of $791,000 and cash dividends paid to shareholders of $1.24 million. The net cash provided by financing activities at September 30, 2007 was primarily due to the increase in repurchase agreements of $10.3 million, proceeds from Federal Home Loan Bank advances of $9.00 million, federal funds purchased totaled $4.40 million and demand deposits, money market, interest checking and savings accounts increased $2.75 million. Offsetting this increase were repayments of Federal Home Loan Bank advances of $11.0 million, certificates of deposits decreased $4.15 million, the repayment of notes payable totaling $1.56 million and cash dividends paid to shareholders of $953,000.

Off-Balance-Sheet Borrowing Arrangements:

Significant additional off-balance-sheet liquidity is available in the form of FHLB advances, unused federal funds lines from correspondent banks, and the national certificate of deposit market. Management expects the risk of changes in off-balance-sheet arrangements to be immaterial to earnings.

Approximately $121.3 million of the Company’s $227.3 million commercial real estate and residential first mortgage loans qualify to collateralize FHLB borrowings and have been pledged to meet FHLB collateralization requirements as of September 30, 2008. Based on the current collateralization requirements of the FHLB, approximately $9.2 million of additional borrowing capacity existed at September 30, 2008.

At September 30, 2008, the Company had unused federal funds lines totaling $20.5 million. At December 31, 2007, the Company had $20.9 million in federal fund lines. Federal funds borrowed at September 30, 2008 and December 31, 2007 totaled $5.0 million and $0, respectively. The Company also had $10.2 million in unpledged securities of which $1.4 million may be used to pledge for additional borrowings.

The Company’s contractual obligations as of September 30, 2008 consisted of long-term debt obligations, other debt obligations, operating lease obligations and other long-term liabilities. Long-term debt obligations were comprised of FHLB advances of $40.2 million. Other debt obligations were comprised of Trust Preferred Securities of $20.6 million. The Company’s operating lease obligations consist of a lease on the State Bank operations building of $99,600 per year, a lease on the RDSI-North building of $162,000 per year, a lease on the new Northtowne branch of State Bank of $60,000 per year and a lease on the DCM Lansing facility of $108,000 per year. Other long-term liabilities were comprised of time deposits of $205.3 million.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The following table provides information about the Company’s financial instruments used for purposes other than trading that are sensitive to changes in interest rates as of September 30, 2008. It does not present when these items may actually reprice. For loans receivable, securities, and liabilities with contractual maturities, the table presents principal cash flows and related weighted-average interest rates by contractual maturities as well as the historical impact of interest rate fluctuations on the prepayment of loans and mortgage backed securities. For core deposits (demand deposits, interest-bearing checking, savings, and money market deposits) that have no contractual maturity, the table presents principal cash flows and, as applicable, related weighted-average interest rates based upon the Company’s historical experience, management’s judgment and statistical analysis, as applicable, concerning their most likely withdrawal behaviors. The current historical interest rates for core deposits have been assumed to apply for future periods in this table as the actual interest rates that will need to be paid to maintain these deposits are not currently known. Weighted average variable rates are based upon contractual rates existing at the reporting date.

Principal/Notional Amount Maturing or Assumed to Withdraw In:
(Dollars in Thousands)

	First Year	Years 2 - 5	Thereafter	Total
Comparison of 2008 to 2007:
Total rate-sensitive assets:
At September 30, 2008	$162,953	$203,109	$133,912	$499,974
At December 31, 2007	176,907	179,502	133,191	489,601
Increase (decrease)	$(13,955)	$23,606	$721	$10,373

Total rate-sensitive liabilities:
At September 30, 2008	$197,622	$297,242	$21,994	$516,858
At December 31, 2007	231,589	241,378	21,612	494,579
Increase (decrease)	$(33,967)	$55,864	$382	$22,279

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended September 30, 2008, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

An investment in our common shares involves certain risks, including those identified and described in “Item 1A. Risk Factors” of Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007. These risk factors could materially affect the Company’s business, financial condition or future results. The following are additional risk factors which should be considered along with the risk factors described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Adverse conditions in the financial markets may adversely affect our business and results of operations.

The U.S. economy is experiencing a historic disruption in the financial system which has impaired generally the availability of credit, reduced confidence in the financial and banking sectors, and created significant volatility in all financial markets. Continued problems in the U.S. financial markets generally and housing markets more specifically, issues related to the availability of credit and capital, and related conditions in the financial markets or other market issues, could cause further deterioration in economic conditions generally, or in the condition of the local markets in which we operate. These conditions could materially impact the credit quality of our existing loan portfolios and/or our ability to generate loans in the future, which would adversely affect our business and results of operations.

Increases in FDIC insurance premiums may adversely affect our net income.

The FDIC insures deposits at FDIC-insured financial institutions, including State Bank, and charges premiums to maintain the Deposit Insurance Fund at a certain level. Current economic conditions have increased bank failures and expectations for further failures, in which case the FDIC ensures payments of deposits up to insured limits from the Deposit Insurance Fund. In October 2008, the FDIC issued a proposed rule that would increase premiums paid by insured institutions and make other changes to the assessment system. In addition, the FDIC also announced the Temporary Liquidity Guarantee Program, pursuant to which it will provide 100% deposit insurance coverage for non-interest-bearing transaction accounts. The extended coverage is effective immediately and will continue through December 31, 2009 unless an institution elects to opt out of the extended coverage prior to December 5, 2008. Institutions that remain in the program will pay a 10 basis point surcharge on the insured deposits. Increases in FDIC insurance premiums will increase our expenses and may adversely affect our net income.

New laws or regulations adopted in response to the current credit conditions could adversely affect our ability to collect on loans.

In response to the current problems in the U.S. financial and housing markets, federal or state governments might adopt legislation or regulations reducing the amount that our customers are required to pay under existing loans or limiting our ability to foreclose on collateral.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a.	Not applicable

b.	Not applicable

c.	The following table provides information regarding repurchases of the Company’s common shares during the three months ended September 30, 2008:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
July 1 through July 31, 2008	1,517	$10.00	—	136,500
August 1 through August 31, 2008	7,507	$9.51	7,107	129,393
September 1 through September 30, 2008	1,200	$8.98	1,200	128,193

(1)
Includes shares purchased in the open market by Reliance Financial Services, which operates as a DBA under the framework of The State Bank and Trust Company, in its capacity as the administrator of the Company’s Employee Stock Ownership and Savings Plan and shares repurchased as part of the Company’s publicly announced repurchase program.

(2)
On April 12, 2007, the Company announced that its Board of Directors had authorized a stock repurchase program pursuant to which the Company may purchase up to 250,000 common shares over the ensuing 15-month period. On July 22, 2008, the repurchase program was extended for an additional twelve months with no change in the number of shares the Company is authorized to repurchase.

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

RURBAN FINANCIAL CORP.

Date: November 14, 2008	By	/s/ Kenneth A. Joyce
Kenneth A. Joyce President & Chief Executive Officer

By	/s/ Duane L. Sinn
Duane L. Sinn Executive Vice President & Chief Financial Officer