Form 10-K
period 2008-12-31
RURBAN FINANCIAL CORP
filed 2009-03-20
CIK 767405

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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
Yes ☐     No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  Large Accelerate Filer ☐  Accelerated Filer ☐  Non-Accelerated Filer ☐  Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

The aggregate market value of the common shares of the registrant held by non-affiliates computed by reference to the price at which the common shares were last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $43,311,868.

The number of common shares of the registrant outstanding at March 11, 2009 was 4,873,351.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for its Annual Meeting of Shareholders to be held on April 16, 2009 are incorporated by reference into Part III of this Annual Report on Form 10-K.

RURBAN FINANCIAL CORP.

2008 ANNUAL REPORT ON FORM 10-K

TABLE OF CONTENTS

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

Through its direct and indirect subsidiaries, The State Bank and Trust Company (“State Bank”),  RFCBC, Inc. (“RFCBC”), RDSI Banking Systems (“RDSI”), Rurban Mortgage Company (“RMC”), Rurban Statutory Trust I (“RST I”), and Rurban Statutory Trust II (“RST II”), the Company is engaged in a variety of activities, including commercial banking, data and item processing, and trust and financial services, as explained in more detail below.  State Bank owns all of the outstanding stock of Rurban Mortgage Company (“RMC”).

General Description of Holding Company Group

State Bank

State Bank is an Ohio state-chartered bank.  State Bank presently operates five branch offices in Defiance County, Ohio (four in the city of Defiance and one in Ney), two branch offices in adjacent Paulding County, Ohio (one each in Paulding and Oakwood), three branch offices in Fulton County, Ohio (one each in Delta, Lyons and Wauseon), two branch offices in Allen County, Ohio (two in the city of Lima), three branch offices in Wood County, Ohio (one each in Luckey, Walbridge and Perrysburg), five branch offices in Williams County, Ohio (two in the city of Montpelier and one each in Bryan, Pioneer, and West Unity) and one office in Lucas County, Ohio (Sylvania), a Commercial and Mortgage Loan Production Office in Franklin County, and one branch office in Allen County, Indiana.  At December 31, 2008, State Bank had 197 full-time equivalent employees.

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

Reliance Financial Services (“RFS”) is the trust and financial services division of State Bank. RFS offers various trust and financial services, including asset management services for individuals and corporate employee benefit plans, as well as brokerage services through Raymond James Financial, Inc.

RMC

RMC is an Ohio corporation and wholly-owned subsidiary of State Bank. RMC is a mortgage company; however, it ceased originating mortgage loans in the second quarter of 2000 and is presently inactive.

At December 31, 2008, RMC had no employees.

4.

RFCBC

RFCBC is an Ohio corporation and wholly-owned subsidiary of the Company that was incorporated in August 2004.  RFCBC operates as a loan subsidiary in servicing and working out problem loans.  At December 31, 2008, RFCBC had no employees.

RDSI

RDSI has been in operation since 1964 and became an Ohio corporation in June 1976.  RDSI has one operating location in Defiance, Ohio. In September 2006, RDSI acquired Diverse Computer Marketers, Inc. (“DCM”) which was merged into RDSI effective December 31, 2007 and now operates as a division of RDSI doing business as “DCM”.  DCM has one operating location in Lansing, Michigan.

RDSI delivers software systems to the banking industry which provide a broad range of data processing and item processing services in an outsourced environment utilizing Information Technology Inc. (ITI) software.

At December 31, 2008, RDSI had 94 full-time equivalent employees.

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

Recent Developments

During the fourth quarter of 2008, Rurban acquired NBM Bancorp, Inc. and its subsidiary the National Bank of Montpelier, through the merger of NBM Bancorp, Inc. into the Company.  Upon closing of the acquisition, the National Bank of Montpelier was merged into State Bank.  The merger has allowed the State Bank to expand its footprint into Williams County, Ohio and now has five full service branches in Williams County.  The acquisition is expected to be immediately accretive to earnings.

In addition to the Loan Production Office in Columbus, Ohio, which opened in December, 2007, State Bank added a mortgage origination group to the Columbus region during the fourth quarter of 2008.

On April 12, 2007, Rurban initiated a stock repurchase program, authorizing the repurchase of up to 250,000 shares, or approximately 5%, of the Company’s outstanding shares.  As of the end of 2008, Rurban had repurchased a total of 145,981 shares at an average cost of $11.05 per share.

Rurban increased its dividend to shareholders from $0.26 per share in 2007 to $0.34 per share in 2008.

5.

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

Under Federal Reserve Board policy, a bank holding company is expected to act as a source of financial strength to its subsidiary bank and to commit resources to support its subsidiary bank.  Pursuant to this policy, the Federal Reserve Board may require a bank holding company to contribute additional capital to an undercapitalized subsidiary bank.

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

As a state-chartered bank incorporated under Ohio law, State Bank is also subject to regulation, supervision and examination by the Ohio Division of Financial Institutions (the “Division”).  The Division may initiate supervisory measures or formal enforcement actions against Ohio state-chartered banks and, if the grounds provided by law exist, the Division may place an Ohio bank in conservatorship or receivership.  Whenever the Division considers it necessary or appropriate, the Division may also examine the affairs of any holding company or any affiliate or subsidiary of an Ohio bank.

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

The Federal Home Loan Banks (“FHLBs”) provide credit to their members in the form of advances.  As a member of the FHLB of Cincinnati, State Bank must maintain certain minimum investments in the capital stock of the FHLB of Cincinnati.  State Bank was in compliance with these requirements at December 31, 2008.

Dividends

The ability of the Company to obtain funds for the payment of dividends and for other cash requirements is largely dependent on the amount of dividends that may be declared by its subsidiaries.  State Bank may not pay dividends to the Company if, after paying such dividends, it would fail to meet the required minimum levels under the risk-based capital guidelines and the minimum leverage ratio requirements.  State Bank must obtain the approval of the Federal Reserve Board and the Division if a dividend in any year would cause the total dividends for that year to exceed the sum of the current year’s net profits and the retained net profits for the preceding two years, less required transfers to surplus.  Payment of dividends by State Bank may be restricted at any time at the discretion of the regulatory authorities, if they deem such dividends to constitute an unsafe and/or unsound banking practice.  These provisions could have the effect of limiting the Company’s ability to pay dividends on its outstanding common shares.  Moreover, the Federal Reserve Board expects the Company to serve as a source of strength to its subsidiary banks, which may require it to retain capital for further investment in the subsidiary, rather than for dividends to shareholders of the Company.

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

Regulatory Capital

The Federal Reserve Board has adopted risk-based capital guidelines for bank holding companies and for state member banks, such as State Bank.  The risk-based capital guidelines include both a definition of capital and a framework for calculating risk weighted assets by assigning assets and off-balance-sheet items to broad risk categories.  The minimum ratio of total capital to risk weighted assets (including certain off-balance-sheet items, such as standby letters of credit) is 8%.  Of that 8%, 4% is to be comprised of common shareholders’ equity (including retained earnings but excluding treasury stock), non-cumulative perpetual preferred stock, a limited amount of cumulative perpetual preferred stock, and minority interests in equity accounts of consolidated subsidiaries, less goodwill and certain other intangible assets (“Tier 1 capital”).  The remainder of total risk-based capital (“Tier 2 capital”) may consist, among other things, of certain amounts of mandatory convertible debt securities, subordinated debt, preferred stock not qualifying as Tier 1 capital, an allowance for loan and lease losses and net unrealized gains, after applicable taxes, on available-for-sale equity securities with readily determinable fair values, all subject to limitations established by the guidelines.  The Federal Reserve Board also imposes a minimum leverage ratio (Tier 1 capital to total assets) of 3% for bank holding companies and state member banks that meet certain specified conditions, including no operational, financial or supervisory deficiencies, and including having the highest regulatory rating.  The minimum leverage ratio is 1%-2% higher for other bank holding companies and state member banks based on their particular circumstances and risk profiles and those experiencing or anticipating significant growth.  Failure to meet applicable capital guidelines could subject a banking institution to a variety of enforcement remedies available to federal and state regulatory authorities, including the termination of deposit insurance by the FDIC.

The federal banking regulators have established regulations governing prompt corrective action to resolve capital deficient banks.  The regulations establish five capital level categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Under these regulations, institutions which become undercapitalized can become subject to mandatory regulatory scrutiny and limitations, which increase as capital decreases.  Such institutions may also be required to file capital plans with their primary federal regulator, and their holding companies may be required to guarantee the capital shortfall up to 5% of the assets of the capital deficient institution at the time it becomes undercapitalized.

8.

The Company’s management believes that the Company and State Bank, at year end 2008, satisfied all requirements to be deemed “well capitalized”.

Federal Deposit Insurance Corporation (“FDIC”)

The FDIC is an independent federal agency which insures the deposits of federally-insured banks and savings associations up to certain prescribed limits and safeguards the safety and soundness of financial institutions.  State Bank’s deposits are subject to the deposit insurance assessments of the FDIC.  Under the FDIC’s deposit insurance assessment system, the assessment rate for any insured institution may vary according to regulatory capital levels of the institution and other factors such as supervisory evaluations.

The FDIC is authorized to prohibit any insured institution from engaging in any activity that poses a serious threat to the insurance fund and may initiate enforcement actions against a bank, after first giving the institution’s primary regulatory authority an opportunity to take such action.  The FDIC may also terminate the deposit insurance of any institution that has engaged in or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, order or condition imposed by the FDIC.

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

9.

SEC Regulation

The Company is subject to the jurisdiction of the Securities and Exchange Commission (the “SEC”) and certain state securities authorities relating to the offering and sale of its securities.  The Company is subject to the registration, reporting and other regulatory requirements of the Securities Act of 1933, as amended, and the Exchange Act and the rules adopted by the SEC under those acts.  The Company’s common shares are listed on The NASDAQ Global Market under the symbol “RBNF”, and the Company is subject to the rules and regulations of The NASDAQ Stock Market, Inc. (“NASDAQ”) applicable to listed companies.

Sarbanes-Oxley Act of 2002 and Related Rules Affecting Corporate Governance

As mandated by the Sarbanes-Oxley Act of 2002, the SEC has adopted rules and regulations governing, among other issues, corporate governance, auditing and accounting and executive compensation, and enhanced the timely disclosure of corporate information.  The SEC has also approved corporate governance rules promulgated by NASDAQ.  The Board of Directors of the Company has taken a series of actions to comply with the new NASDAQ and SEC rules and to further strengthen its corporate governance practices.  The Company has adopted and implemented a Code of Conduct and Ethics and a copy of that policy can be found on the Company’s website at www.rurbanfinancial.net by first clicking “Corporate Governance” and then “Code of Conduct”.  The Company has also adopted charters of the Audit Committee, the Compensation Committee and the Executive Governance and Nominating Committee, which charters are available on the Company’s website at www.rurbanfinancial.net by first clicking “Corporate Governance” and then “Supplementary Info”.

Patriot Act

The Uniting and Strengthening of America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “Patriot Act”) gives the United States Government greater powers over financial institutions to combat money laundering and terrorist access to the financial system in our country.  The Patriot Act requires regulated financial institutions to establish programs for obtaining identifying information from customers seeking to open new accounts and establish enhanced due diligence policies, procedures and controls designed to detect and report suspicious activity.

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

10.

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
INTEREST RATES AND INTEREST DIFFERENTIAL

The following are the condensed average balance sheets for the years ending December 31 and the interest earned or paid on such amounts and the average interest rate thereon:

		2008			2007			2006
($in thousands)	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Securities
Taxable	$84,301	$4,293	5.09%	$84,389	$4,284	5.08%	$119,394	$5,212	4.37%
Non-taxable (1)	17,193	1,040	6.05%	16,405	978	5.96%	14,497	848	5.85%
Federal funds sold	4,985	134	2.68%	5,072	225	4.44%	2,259	177	7.84%
Loans, net (2)(3)	401,770	27,601	6.87%	381,449	27,893	7.31%	354,400	25,055	7.07%
Total earning assets	508,250	33,067	6.51%	487,315	33,380	6.85%	490,550	31,292	6.38%
Cash and due from banks	9,570			11,605			11,827
Allowance for loan losses	(4,182)			(3,843)			(4,495)
Premises and equipment	21,145			19,788			19,387
Other assets	40,708			41,707			36,825

Total assets	$575,491			$556,572			$554,094

Liabilities
Deposits
Savings and interest-bearing demand deposits	$158,765	$1,748	1.10%	$138,314	$2,714	1.96%	$127,179	$1,656	1.30%
Time deposits	213,891	$8,319	3.89%	231,605	10,882	4.70%	228,193	9,366	4.10%
Short-term borrowings	44,891	1,874	4.18%	36,588	1,653	4.52%	21,965	946	4.30%
Advances from FHLB	33,377	1,508	4.52%	19,329	1,037	5.36%	41,353	2,106	5.09%
Junior subordinated debentures	20,620	1,692	8.20%	20,620	1,809	8.77%	20,620	1,787	8.67%
Other borrowed funds	-	-	N/A	1,641	127	7.74%	939	75	7.98%
Total interest-bearing liabilities	471,544	15,141	3.21%	448,097	18,222	4.07%	440,249	15,936	3.62%

Demand deposits	35,386			42,848			47,176
Other liabilities	8,597			7,682			12,168
Total liabilities	515,527			498,627			499,593
Shareholders' equity	59,964			57,945			54,501

Total liabilities and shareholders' equity	$575,491			$556,572			$554,094

Net interest income (tax equivalent basis)		$17,926			$15,158			$15,356

Net interest income as a percent of average interest-earning assets			3.53%			3.11%			3.13%

(1)	Interest is computed on a tax equivalent basis using a 34% statutory tax rate. The tax equivalent adjustment was $354,000, $333,000 and $288,000 in 2008, 2007 and 2006, respectively.
(2)	Nonaccruing loans and loans held for sale are included in the average balances.
(3)	Interest is computed on a tax equivalent basis using a 34% statutory tax rate. The tax equivalent adjustment was $44,000, $38,000 and $33,000 in 2008, 2007 and 2006 respectively.

12.

I.	DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY;
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

Interest on non-taxable securities has been adjusted to a fully tax equivalent basis using a statutory tax rate of 34% in 2008, 2007 and 2006.

	Total
	Variance	Variance Attributable To
	2008/2007	Volume	Rate
	(dollars in thousands)
Interest income
Securities
Taxable	$11	$(4)	$15
Non-taxable	62	48	14
Federal funds sold	(94)	(4)	(90)
Loans, net of unearned income and deferred loan fees	(292)	1,444	(1,736)
	(313)	1,484	(1,797)

Interest expense
Deposits
Savings and interest-bearing demand deposits	(966)	357	(1,323)
Time deposits	(2,563)	(788)	(1,775)
Short-term borrowings	221	354	(133)
Advances from FHLB	471	656	(185)
Trust preferred securities	(117)	-	(117)
Other borrowed funds	(127)	(127)	-
	$(3,081)	$452	$(3,533)

Net interest income	$2,768	$1,032	$1,736

13.

I.	DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY;
INTEREST RATES AND INTEREST DIFFERENTIAL (Continued)

	Total
	Variance	Variance Attributable To
	2007/2006	Volume	Rate
	(dollars in thousands)
Interest income
Securities
Taxable	$(928)	$(1,688)	$760
Non-taxable	130	113	17
Federal funds sold	48	149	(101)
Loans, net of unearned income and deferred loan fees	2,838	1,958	880
	2,088	532	1,556

Interest expense
Deposits
Savings and interest-bearing demand deposits	1,058	156	902
Time deposits	1,516	142	1,374
Short-term borrowings	707	659	48
Advances from FHLB	(1,069)	(1,176)	107
Trust preferred securities	22	-	22
Other borrowed funds	52	54	(2)
	$2,286	$(165)	$2,451

Net interest income	$(198)	$697	$(895)

14.

II.	INVESTMENT PORTFOLIO

A.	The book value of securities available for sale as of December 31 in each of the following years are summarized as follows:

Book Value of Securities

	2008	2007	2006
	(dollars in thousands)
U.S. Treaury and government agencies	$15,184	$40,189	$58,123
State and political subdivisions	22,801	16,019	15,465
Mortgage-backed securities	64,546	36,380	28,770
Other securities	52	50	81
Marketable equity securities	23	23	23

Total	$102,606	$92,661	$102,462

B.
The maturity distribution and weighted average interest rates of securities available for sale at December 31, 2008 are set forth in the table below.  The weighted average interest rates are based on coupon rates for securities purchased at par value and on effective interest rates considering amortization or accretion if the securities were purchased at a premium or discount:

	Maturing
		After One Year	After Five Years
	Within	but within	but within	After
	One Year	Five Years	Ten Years	Ten Years
	(dollars in thousands)
U.S. Treaury and government agencies	$-	$2,160	$9,002	$4,023
State and political subdivisions	1,750	3,654	5,537	11,861
Mortgage-backed securities	12	3,742	1,164	59,627
Other securities	-	51	-	-

Total	$1,762	$9,607	$15,703	$75,511

Marketable equity securities with no maturity	$23

Weighted average yield (1)	2.84%	3.60%	4.78%	5.14%

(1)	Yields are not presented on a tax-equivalent basis.

C.
Excluding those holdings of the investment portfolio in U.S. Treasury securities and other agencies of the U.S. Government, there were no other securities of any one issuer which exceeded 10% of the shareholders' equity of the Company at December 31, 2008.

15.

III.	LOAN PORTFOLIO

A.	Types of Loans - Total loans on the balance sheet are comprised of the following classifications at December 31 for the years indicated:

Types of Loans

(dollars in thousands)	2008	2007	2006	2005	2004

Commercial and Agricultural	$288,853	$253,202	$225,827	$187,667	$188,532
Real estate mortgage	107,905	84,621	94,389	89,086	63,828
Consumer loans to individuals	53,339	51,358	49,314	48,877	31,949
Leases	266	330	857	1,661	5,128

Total loans	$450,363	$389,511	$370,387	$327,291	$264,750

Real estate mortgage loans held for resale	$3,824	$1,650	$390	$224	$113

Concentrations of Credit Risk:  The Company grants commercial, real estate and installment loans to customers mainly in Northwest Ohio.  Commercial loans include loans collateralized by commercial real estate, business assets and, in the case of agricultural loans, crops and farm equipment and the loans are expected to be repaid from cash flow from operations of businesses.  As of December 31, 2008, commercial and agricultural loans made up approximately 64.1% of the loan portfolio.  As of December 31, 2008, residential first mortgage loans made up approximately 24% of the loan portfolio and are collateralized by first mortgages on residential real estate.  As of December 31, 2008, consumer loans to individuals made up approximately 11.9% of the loan portfolio and are primarily collateralized by consumer assets.

B.
Maturities and Sensitivities of Loans to Changes in Interest Rates - The following table shows the amounts of commercial and agricultural loans outstanding as of December 31, 2008 which, based on remaining scheduled repayments of principal, are due in the periods indicated.  Also, the amounts have been classified according to sensitivity to changes in interest rates for commercial and agricultural loans due after one year.  (Variable-rate loans are those loans with floating or adjustable interest rates.)

Maturing (dollars in thousands)	Commercial and Agricultural
Within one year	$56,815
After one year but within five years	73,404
After five years	158,634

Total commercial and agricultural loans	$288,853

16.

III.	LOAN PORTFOLIO (Continued)

Commercial And Agricultural

	Interest Sensitivity
	Fixed	Variable
	Rate	Rate	Total
	(dollars in thousands)

Due after one year but within five years	$24,860	$48,544	$73,404
Due after five years	20,490	138,144	158,634

Total	$45,350	$186,688	$232,038

C.	Risk Elements

1.	Non-accrual, Past Due, Restructured and Impaired Loans – The following schedule summarizes non-accrual, past due, restructured and impaired loans at December 31 in each of the following years.

	2008	2007	2006	2005	2004
	(dollars in thousands)
(a) Loans accounted for on a non-accrual basis	$5,178	$5,990	$3,828	$6,270	$13,384
(b) Accuring loans which are contractually past due
90 days or more as to interest or principal payments	-	-	-	5	11
(c) Loans not included in (a) which are "Troubled Debt
Restructurings" as defined by Statement of Financial
Accounting Standards No. 15	151	159	166	825	1,570
Total non-performing loans	$5,329	$6,149	$3,994	$7,100	$14,965

(d) Other loans defined as impaired	$1,868	$593	$82	$3,283	$4,671

2008
($ In thousands)
Cash basis interest income recognized on impaired loans outstanding at December 31, 2008	$15

Interest income actually recorded on impaired loans and included in net income for the period	12

2008 unrecorded interest income on non-accrual loans	155

17.

III.	LOAN PORTFOLIO (Continued)

Management believes the allowance for loan losses at December 31, 2008 is adequate to absorb any losses on non-performing loans, as the allowance balance is maintained by management at a level considered adequate to cover losses that are probable based on past loss experience, general economic conditions, information about specific borrower situations, including their financial position and collateral values, and other factors and estimates which are subject to change over time.

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

As of December 31, 2008, in addition to the $5,329,000 of non-performing loans reported under Item III.C.1. above (which amount includes all loans classified by management as doubtful or loss), there were approximately $6,778,000 in other outstanding loans where known information about possible credit problems of the borrowers caused management to have concerns as to the ability of such borrowers to comply with the present loan repayment terms (loans classified as substandard by management) and which may result in disclosure of such loans pursuant to Item III.C.1. at some future date.  In regard to loans classified as substandard, management believes that such potential problem loans have been adequately evaluated in the allowance of loan losses.

18.

III.	LOAN PORTFOLIO (Continued)

3.	Foreign Outstandings

None

4.	Loan Concentrations

At December 31, 2008, loans outstanding related to agricultural operations or collateralized by agricultural real estate and equipment aggregated approximately $43,641,000, or 9.7 % of total loans.

D.	Other Interest-Bearing Assets

There were no other interest-bearing assets as of December 31, 2008 which would be required to be disclosed under Item III.C.1 or Item III.C.2. if such assets were loans.

19.

IV.	SUMMARY OF LOAN LOSS EXPERIENCE

A.	The following schedule presents an analysis of the allowance for loan losses, average loan data and related ratios for the years ended December 31:

Summary of Loan Loss Experience

	2008	2007	2006	2005	2004
	(dollars in thousands)
Loans
Loans outstanding at end of period	$450,112	$389,269	$370,102	$327,048	$264,481

Average loans outstanding during period	$401,770	$381,453	$354,726	$268,158	$271,503

Allowance for loan losses
Balance at beginning of period	$3,990	$3,717	$4,700	$4,899	$10,181
Balance, of ALLL acquired in Exchange acquisition				910
Balance, of ALLL acquired in Montpelier acquisition	1,104
Loans charged-off
Commercial and agricultural loans	(489)	(104)	(1,277)	(2,760)	(6,599)
Real estate mortgage	(172)	(81)	(100)	(133)	(12)
Leases	-	-	-	(208)	(70)
Consumer loans to individuals	(261)	(247)	(440)	(308)	(308)
	(922)	(432)	(1,817)	(3,409)	(6,989)
Recoveries of loans previously charged-off
Commercial and agricultural loans	91	85	419	1,566	1,835
Real estate mortgage	4	4	75	2	52
Leases	-	-	-	4	31
Consumer loans to individuals	63	95	162	145	188
	158	184	656	1,717	2,106
Net loans charged-off	(764)	(248)	(1,160)	(1,692)	(4,883)
Provision for loan losses	690	521	178	583	(399)
Balance at end of period	$5,020	$3,990	$3,717	$4,700	$4,899
Ratio of net charge-offs during the period to average loans
outstanding during the period	0.19%	0.07%	0.33%	0.63%	1.80%

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

20.

IV.	SUMMARY OF LOAN LOSS EXPERIENCE (Continued)

B.	The following schedule provides a breakdown of the allowance for loan losses allocated by type of loan and related ratios.

	Allocation of the Allowance for Loan Losses
		Percentage		Percentage		Percentage		Percentage		Percentage
		of Loans In		of Loans In		of Loans In		of Loans In		of Loans In
		Each		Each		Each		Each		Each
		Category to		Category to		Category to		Category to		Category to
	Allowance	Total	Allowance	Total	Allowance	Total	Allowance	Total	Allowance	Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
	December 31, 2008		December 31, 2007		December 31, 2006		December 31, 2005		December 31, 2004
					(dollars in thousands)
Commercial and agricultural	$3,559	70.9%	$2,945	73.8%	$2,945	79.2%	$3,728	57.3%	$4,502	61.9%
Residential first mortgage	884	17.6%	590	14.8%	317	8.5%	291	27.2%	141	24.1%
Consumer loans to individuals	577	11.5%	455	11.4%	455	12.3%	681	15.5%	256	14.0%
	$5,020	100.0%	$3,990	100.0%	$3,717	100.0%	$4,700	100.0%	$4,899	100.0%

While management's periodic analysis of the adequacy of the allowance for loan losses may allocate portions of the allowance for specific problem loan situations, the entire allowance is available for any loan charge-offs that occur.

21.

V.	DEPOSITS

The average amount of deposits and average rates paid are summarized as follows for the years ended December 31:

	2008		2007		2006
	Average	Average	Average	Average	Average	Average
	Amount	Rate	Amount	Rate	Amount	Rate
	(dollars in thousands)
Savings and interest-bearing demand
deposits	$158,765	1.10%	$138,314	1.96%	$127,179	1.30%
Time deposits	213,891	3.89%	231,604	4.70%	228,193	4.10%
Demand deposits (non-interest-bearing)	35,386	—	42,849	—	47,176	—
	$408,042		$412,767		$402,548

Maturities of time certificates of deposit and other time deposits of $100,000 or more outstanding at December 31, 2008 are summarized as follows:

Amount
(dollars in thousands)

Three months or less	$10,404
Over three months and through six months	14,356
Over six months and through twelve months	12,404
Over twelve months	22,602

Total	$59,766

22.

VI.	RETURN ON EQUITY AND ASSETS

The ratio of net income to average shareholders' equity and average total assets and certain other ratios are as follows for periods ended December 31:

Return on Equity and Assets
	2008	2007	2006
	(dollars in thousands)
Average total assets	$575,491	$556,572	$554,094

Average shareholders’ equity	$59,964	$57,945	$54,501

Net income	$5,217	$3,257	$2,760

Cash dividends declared	$1,677	$1,303	$1,056

Return on average total assets	0.91%	0.59%	0.50%

Return on average shareholders' equity	8.70%	5.62%	5.06%

Dividend payout ratio (1)	32.14	40.01	38.25

Average shareholders' equity to average total assets	10.42%	10.41%	9.84%

(1) Cash dividends declared divided by net income.

VII.	SHORT-TERM BORROWINGS

The following information is reported for short-term borrowings for 2008, 2007 and 2006:

	2008	2007	2006
	(dollars in thousands)
Amount outstanding at end of year	$43,426	$43,006	$32,271

Weighted average interest rate at end of year	3.91%	4.38%	4.43%

Maximum amount outstanding at any month end	$49,554	$46,966	$32,584

Average amount outstanding during the year	$44,891	$36,588	$21,965

Weighted average interest rate during the year	4.10%	4.51%	4.30%

23.

Item 1A.       Risk Factors

Cautionary Statement Regarding Forward-Looking Information

Certain statements contained in this Annual Report on Form 10-K, and in other statements that we make from time to time in filings by the Company with the SEC, in press releases, and in oral and written statements made by or with the approval of the Company which are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements include statements preceded by or that include the words or phrases “anticipates,” “believes,” “plans,” “intends,” “expects,” “projects,” “estimates,” “should,” “may,” “would be,” “will allow,” “will likely result,” “will continue,” “will remain,” or similar expressions.

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

Adverse economic conditions in our markets could adversely affect our financial condition and results of operations.

As a consequence of the current U.S. recession, businesses across a wide range of industries face serious difficulties due to the lack of consumer spending and the lack of liquidity in the global credit markets.  Unemployment has also increased significantly.  A sustained weakness or weakening in business and economic conditions generally or specifically in the markets in which we do business could adversely affect our businesses by, among other things, decreasing the demand for loans and other products and services that we offer, causing impairment of certain intangible assets, such as goodwill, and increasing the number of borrowers who become delinquent, file for protection under bankruptcy laws or default on their loans or other obligations to us.

Current levels of market volatility are unprecedented and may adversely affect our businesses, financial condition and results of operations.

           The capital and credit markets have been experiencing volatility and disruption for more than a year and have reached unprecedented levels in recent months.  In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength.  If current levels of market disruption and volatility continue or worsen, there can be no assurance that we will not experience an adverse effect, which may be material, on our businesses, financial condition and results of operations.

24.

Recent developments in the residential mortgage and related markets and the economy may adversely affect our business.

The residential mortgage market in the United States, including Ohio, has been negatively impacted recently by increasing rates and payments on adjustable-rate mortgages, decreasing housing values, increased credit standards for borrowers and other economic factors.  As a result, delinquencies, foreclosures and losses with respect to residential construction and mortgage loans have increased and may continue to increase.  Additionally, the lower housing prices and appraisal values may result in additional delinquencies and loan losses.  While the residential real estate loans held in our portfolio are typically originated using conservative underwriting standards and do not include sub-prime loans, we do originate and hold fixed- and adjustable-rate loans and residential construction loans.  If the residential loan market continues to deteriorate, especially in our local markets, our financial condition and results of operations could be adversely affected.

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

25.

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

FDIC insurance premiums may increase materially, which could negatively affect our profitability.

The FDIC insures deposits at FDIC insured financial institutions, including State Bank.  The FDIC charges the insured financial institutions premiums to maintain the Deposit Insurance Fund at a certain level.  Current economic conditions have increased bank failures and expectations for further failures, in which case the FDIC insures payment of deposits up to insured limits from the Deposit Insurance Fund.  In late 2008, the FDIC announced an increase in insurance premium rates of seven basis points for the first quarter of 2009.  On February 27, 2009, the FDIC announced its adoption of an interim final rule imposing a one-time special assessment of 20 basis points and a final rule adjusting the risk-based calculation used to determine the premiums due from each financial institution.  Management of the Company expects that the special assessment and the changes to the premium calculation could significantly increase the Company’s insurance expense in 2009.  Additional increases may be announced in the future, which could negatively affect our net income.

Our business strategy includes significant growth plans.  Our financial condition and results of operations could be negatively affected if we fail to grow or fail to manage our growth effectively.

           The financial services industry is extensively regulated.  We are subject to state and federal regulation, supervision and legislation that govern almost all aspects of our operations.  Laws and regulations may change from time to time and are primarily intended for the protection of consumers, depositors, federal deposit insurance funds and the banking system as a whole, and not to benefit our shareholders.  The impact of any changes to laws and regulations or other actions by regulatory agencies may negatively impact us.  In light of current conditions in the global financial markets and the global economy, regulators have increased their focus on the regulation of the financial services industry.  Most recently, government has intervened on an unprecedented scale in responding to the stresses experienced in the global financial markets. Some of the measures subject us and other financial institutions to additional restrictions, oversight or costs that may have an impact on our business, results of operations or the price of our common shares.

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

26.

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

27.

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

The following is a listing and brief description of the properties owned or leased by State Bank and used in its business:

1.	State Bank’s main office is owned and located at 401 Clinton Street, Defiance, Ohio. State Bank leases portions of this facility to the Company and the RFS division of State Bank. (Banking and Other)

2.	State Bank owns a drive-thru branch office located at 510 Third Street, Defiance, Ohio. (Banking)

3.	State Bank owns a full service branch office located at 150 West Main Street, Ney, Ohio. (Banking)

4.	State Bank leases a parcel of land for a full service branch office (Owned) located at 1600 North Clinton Street, Defiance, Ohio, pursuant to a 9-year lease. (Banking)

5.	State Bank owns a full service branch office located at 220 North Main Street, Paulding, Ohio. (Banking)

6.	State Bank owns a full service branch office located at 312 Main Street, Delta, Ohio. (Banking)

7.	State Bank owns a full service branch office located at 133 E. Morenci Street, Lyons, Ohio. (Banking)

8.	State Bank owns a full service branch office located at 515 Parkview, Wauseon, Ohio. (Banking)

9.	State Bank leases a full service branch office located in the Chief Market Square supermarket at 705 Deatrick Street, Defiance, Ohio, pursuant to a 15-year lease. (Banking)

10.	State Bank owns a full service branch office located at 218 North First Street, Oakwood, Ohio. (Banking)

11.	State Bank owns a full service branch office located at 930 West Market Street, Lima, Ohio. (Banking)

28.

12.	State Bank owns a full service branch office located at 2903 Elida Road, Lima, Ohio. (Banking)

13.	State Bank owns a full service branch office located at 12832 Coldwater Road, Fort Wayne, Indiana. (Banking)

14.	State Bank owns a full service branch office located at 235 Main Street, Luckey, Ohio. (Banking)

15.	State Bank owns a full service branch office located at 311 Main Street, Walbridge, Ohio. (Banking)

16.	State Bank owns a full service branch office located at 610 East South Boundary, Perrysburg, Ohio. (Banking)

17.	State Bank owns a full service branch office located at 6401 Monroe Street, Sylvania, Ohio. (Banking)

18.	State Bank leases a loan production office located at 109 South High Street, #8, Dublin, Ohio. (Banking)

19.	State Bank owns a full service branch office located at 1201 East Main Street, Montpelier, Ohio. (Banking)

20.	State Bank owns a full service branch office located at 302 West Main Street, Montpelier, Ohio. (Banking)

21.	State Bank owns a full service branch office located at 119 South State Street, Pioneer, Ohio. (Banking)

22.	State Bank owns a full service branch office located at 112 East Jackson Street, West Unity, Ohio. (Banking)

23.	State Bank owns a full service branch office located at 1419 West High Street, Bryan, Ohio. (Banking)

RDSI leases office space located at 7622 St Rt. 66, Defiance, Ohio, office space located at 2010 S. Jefferson Ave., Defiance, Ohio and office space located at 105 East Holland Street, Archbold, Ohio.

RDSI (DCM) leases office space located at 3101 Technology Blvd., Suite B, Lansing, Michigan.

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

29.

Supplemental Item: Executive Officers of the Registrant.

The following table lists the names and ages of the executive officers of the Company as of March 19, 2009, the positions presently held by each executive officer and the business experience of each executive officer during the past five years.  Unless otherwise indicated, each person has held his principal occupation(s) for more than five years.

Name	Age	Position(s) Held with the Company and its Subsidiaries and Principal Occupation(s)

Kenneth A. Joyce	60
President and Chief Executive Officer of the Company since 2002; Chairman, Chief Executive Officer and a Director of RDSI Banking Systems (“RDSI”) since 1997; Director of State Bank since 2002; Director of RFCBC since 2004; Member of Investment Committee of Reliance Financial Services (now a division of State Bank) (“RFS”)  since March 2007; Director of Promedica-Defiance Regional Medical Center and Promedica Physicians Group; Chairman of Promedica-Defiance Regional Medical Center Finance Committee; Director of United Way (non-profit); Chairman and Director of Kettenring Country Club.

Henry R. Thiemann	62
President  of RDSI since September, 2007; President & Chief Executive Officer of RFCBC; Former President,  Chief Executive Officer and Director of The Exchange Bank from 2006 to March 2007; Chief Operating Officer of the Company from May 2005 to December 2005; Executive Vice President and Chief Operating Officer of State Bank from 2002 to May 2005; President, Chief Executive Officer and Director of RFCBC since 2004.

Duane L. Sinn	38
Executive Vice President and Chief Financial Officer of the Company since December 2005; Senior Vice President and Financial Analysis Manager of State Bank from 2004 to December 2005; Senior Vice President and Controller of the Company from 2000 to 2004.

Mark A. Klein	54
President and Chief Executive Officer of State Bank since January 2006; Senior Vice President Private Banking of Sky Bank, Toledo, Ohio from 2004 to January 2006; Vice President and Team Leader of Sky Bank, Toledo, Ohio from 2000 to 2004; Director of State Bank since 2006; Member of RFS Investment Committee since March 2007.

30.

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

	Per Share		Per Share
	Sales Prices		Dividends
2008	High	Low	Declared

First Quarter	$12.60	$9.79	$.080
Second Quarter	10.96	7.52	.080
Third Quarter	10.24	7.72	.090
Fourth Quarter	9.50	7.54	.090

2007	High	Low	Declared

First Quarter	$11.92	$10.66	$.060
Second Quarter	12.82	11.71	.060
Third Quarter	12.90	12.46	.070
Fourth Quarter	13.25	10.25	.070

The Company plans to continue to pay regular quarterly cash dividends.  However, there can be no assurance as to the amount of dividends which will be declared with respect to the common shares of the Company in the future, since such dividends are subject to the discretion of the Company’s Board of Directors, cash needs, general business conditions, dividends from the subsidiaries and applicable governmental regulations and policies.  For a discussion of the regulatory limitations on our ability to pay dividends, see “Supervision and Regulation – Dividends” in Part I of this Annual Report on Form 10-K.

During the Fourth Quarter 2008, there were no sales of unregistered securities.

The approximate number of holders of the outstanding common shares of the Company, as of February 18, 2009, was 2,498.

31.

Repurchases of Common Shares

The following table provides information regarding repurchases of the Company’s common shares during the three months ended December 31, 2008:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
October 1 through October 31, 2008	4,375	$8.70	3,800	124,393
November 1 through November 30, 2008	4,305	$8.64	3,850	120,543
December 1 through December 31, 2008	18,369	$8.31	16,524	104,019

(1)
All of the repurchased shares, other than the shares repurchased as part of the publicly announced plan, were purchased in the open market by Reliance Financial Services, an indirect subsidiary of the Company, in its capacity as the administrator of the Company’s Employee Stock Ownership and Savings Plan.

(2)
On July 22, 2008 the Company announced that its Board of Directors had authorized an extension to the stock repurchase program for an additional twelve months.  The original stock repurchase program was announced in April, 2007 for fifteen months authorizing the purchase of 250,000 common shares.

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

Provided below is a line graph comparing the yearly percentage change in the Company’s cumulative total shareholder return on its common shares with an index for the NASDAQ Stock Market (U.S. Companies) comprised of all domestic common shares traded on the NASDAQ Global Market System and the NASDAQ Small-Cap Market and an index for NASDAQ Bank Stocks comprised of all depository institutions (SIC Code #602) and holding and other investment companies (SIC Code #671) that are traded on the NASDAQ Global Market System and the NASDAQ Small-Cap Market (“NASDAQ Bank Stocks”) for the five-year period ended December 31, 2008.

32.

Rurban Financial Corp.

	Period Ending
Index	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08
Rurban Financial Corp.	100.00	100.36	86.33	80.33	95.15	60.01
NASDAQ Composite	100.00	108.59	110.08	120.56	132.39	78.72
NASDAQ Bank	100.00	110.99	106.18	117.87	91.85	69.88

Source : SNL Financial LC, Charlottesville, VA
© 2009

33.

Item 6.   Selected Financial Data.

SUMMARY OF SELECTED FINANCIAL DATA

FINANCIAL HIGHLIGHTS
(Dollars in thousands except per share data)

	Year Ended December 31
	2008	2007	2006	2005	2004

EARNINGS
Interest income	$32,669	$33,010	$30,971	$21,422	$20,028
Interest expense	15,141	18,222	15,936	9,368	7,951
Net interest income	17,528	14,788	15,035	12,054	12,077
Provision (credit) for loan losses	690	521	178	583	(399)
Noninterest income	28,061	26,861	23,755	18,338	17,376
Noninterest expense	37,557	36,637	34,904	29,054	26,009
Provision (credit)
for income taxes	2,125	1,234	948	81	1,109
Net income (loss)	5,217	3,257	2,760	673	2,734

PER SHARE DATA
Basic earnings	$1.06	$0.65	$0.55	$0.15	$0.60
Diluted earnings	1.06	0.65	0.55	0.15	0.60
Cash dividends declared	0.34	0.26	0.21	0.20	N/A

AVERAGE BALANCES
Average shareholders’ equity	$59,964	$57,945	$54,501	$51,083	$49,279
Average total assets	575,491	556,572	554,095	433,366	417,801

RATIOS
Return on average
shareholders' equity	8.70%	5.62%	5.06%	1.32%	5.55%
Return on average total assets	0.91	0.59	0.50	0.16	0.65
Cash dividend payout
ratio (cash dividends
divided by net income)	32.14	40.01	38.25	133.33	N/A
Average shareholders'
equity to average total
assets	10.42	10.41	9.84	11.79	11.79

PERIOD END TOTALS
Total assets	$657,619	$561,214	$556,007	$530,542	$415,349
Total investments and
fed funds sold	112,606	94,661	111,562	139,353	108,720
Total loans and leases	450,112	389,269	370,102	327,048	264,481
Loans held for sale	3,824	1,650	390	224	113
Total deposits	484,221	406,031	414,555	384,838	279,624
Notes Payable	1,000	922	2,589	939	3,080
Advances from FHLB	36,647	24,000	21,000	45,500	56,000
Trust Preferred Securities	20,620	20,620	20,620	20,620	10,310
Shareholders' equity	61,662	59,325	56,955	54,451	50,306
Shareholders' equity
per share	$12.63	$11.92	$11.33	$10.83	$11.01

34.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Rurban Financial Corp. (the “Company”), is a bank holding company registered with the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended.  Through its direct and indirect subsidiaries, Rurban is engaged in commercial banking, computerized data and item processing, and trust and financial services.

The following discussion is intended to provide a review of the consolidated financial condition and results of operations of Rurban and its subsidiaries (collectively, the “Company”).  This discussion should be read in conjunction with the Company’s consolidated financial statements and related notes for the year ended December 31, 2008.

Critical Accounting Policies

The accounting and reporting policies of the Company are in accordance with accounting principles generally accepted in the United States and conform to general practices within the banking industry.  The Company’s significant accounting policies are described in detail in the notes to the Company’s consolidated financial statements for the year ended December 31, 2008.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions.  The Company’s financial position and results of operations can be affected by these estimates and assumptions and are integral to the understanding of reported results.  Critical accounting policies are those policies that management believes are the most important to the portrayal of the Company’s financial condition and results, and they require management to make estimates that are difficult, subjective or complex.

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

Impact of Accounting Changes

On June 16, 2008, the FASB issued Staff Position EITF 03-6-1 “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (FSP EITF 03-6-1”). The FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method described in paragraphs 60 and 61 of FASB Statement No. 128, Earnings per Share. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. The adoption of FSP EITF 03-6-1 is not expected to impact the Corporation’s consolidated financial statements.

Accounting Standards No. 161 “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Management is currently evaluating the impact of SFAS No. 161 on the Corporation’s disclosures.

On December 4, 2007, the FASB issued FASB Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51.” SFAS No. 160 amends ARB No. 51 to establish new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  SFAS No. 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions.  The statement also requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated.  SFAS No. 160 is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008.  Early application is prohibited.  SFAS No. 160 is effective for the Company’s fiscal year that begins on January 1, 2009.

On December 4, 2007, the FASB amended SFAS No. 141 (revised 2007), “Business Combinations.”  SFAS No. 141R, establishes requirements and principles for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree. SFAS No. 141R will apply to business combinations for which the acquisition date is on or after the beginning of the first reporting period for fiscal year beginning on or after December 15, 2008.  Earlier adoption is prohibited.  Accordingly, a calendar year-end company is required to record and disclose business combinations following existing GAAP until January 1, 2009.  Management  has adopted SFAS 141 effective January 1, 2009.

In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115 (SFAS No. 159). SFAS No. 159 permits the Company to choose to measure certain financial assets and liabilities at fair value that are not currently required to be measured at fair value (i.e. the Fair Value Option). Election of the Fair Value Option is made on an instrument-by-instrument basis and is irrevocable. At the adoption date, unrealized gains and losses on financial assets and liabilities for which the Fair Value Option has been elected would be reported as a cumulative adjustment to beginning retained earnings. If the Company elects the Fair Value Option for certain financial assets and liabilities, the Company will report unrealized gains and losses due to changes in their fair value in earnings at each subsequent reporting date. SFAS No. 159 is effective as of January 1, 2008. The Company has not elected the Fair Value Option for any financial assets or liabilities at December 31, 2008.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (FAS 157). FAS 157 enhances existing guidance for measuring assets and liabilities using fair value. Prior to the issuance of FAS 157, guidance for applying fair value was incorporated in several accounting pronouncements. FAS 157 provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. FAS 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. Under FAS 157, fair value measurements are disclosed by level within that hierarchy. While FAS 157 does not add any new fair value measurements, it does change current practice. Changes to practice include: (1) a requirement for an entity to include its own credit standing in the measurement of its liabilities; (2) a modification of the transaction price presumption; (3) a prohibition on the use of block discounts when valuing large blocks of securities for broker-dealers and investment companies; and (4) a requirement to adjust the value of restricted stock for the effect of the restriction even if the restriction lapses within one year. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company adopted FAS 157 effective for the first quarter of 2008.

At its September 2006 meeting, the Emerging Issues Task Force (“EITF”) reached a final consensus on Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.  The consensus stipulates that an agreement by an employer to share a portion of the proceeds of a life insurance policy with an employee during the postretirement period is a postretirement benefit arrangement required to be accounted for under Statement No. 106 (“SFAS No. 106”) or Accounting Principles Board (APB) Opinion No. 12, Omnibus Opinion-1967.  The consensus concludes that the purchase of a split-dollar life insurance policy does not constitute a settlement under SFAS No. 106 and, therefore, a liability for the postretirement obligation must be recognized under SFAS No. 106 if the benefit is offered under an arrangement that constitutes a plan or under APB No. 12 if it is not part of a plan.  Issue 06-04 is effective for annual or interim reporting periods beginning after December 15, 2007.  The Company has endorsement split-dollar life insurance policies.  A liability has been recorded through a cumulative-effect adjustment to retained earnings as of January 1, 2008 in the amount of $116,305. There was no material impact to the financial position and results of operations as a result of the implementation of EITF 06-04.

37.

Acquisitions

On December 1, 2008, the Company acquired NBM Bancorp, Incorporated (“NBM Bancorp”) and its subsidiary, National Bank of Montpelier (“NBM”), headquartered in Montpelier, Ohio through the merger of NBM Bancorp into the Company and the merger of NBM into The State Bank and Trust Company. As a result of this acquisition, management expects that the Company will have an opportunity to increase its loan and deposit base and reduce transaction costs.  The Company also expects to reduce costs through economies of scale.

As a result of the merger and in accordance with the terms of the Agreement and Plan of Merger dated as of May 22, 2008, each of the 219,334 shares of common stock of NBM Bancorp outstanding at the time of the merger were converted into the right to receive $113.98 in cash, which will result in the payment by the Company in aggregate of approximately $24 million in cash to NBM Bancorp shareholders. Approximately $1 million was recorded as a payable on the Company’s books as of December 31, 2008.

At the time of the merger, NBM had five banking centers in Williams County, two located in Montpelier and one each in Pioneer, West Unity and Bryan, Ohio.  Upon the completion of the merger, these banking centers became banking centers of The State Bank and Trust Company, a wholly-owned subsidiary of Rurban.

The following table summarizes the estimated fair values of the net assets acquired and the computation of the purchase price and goodwill related to the acquisition:

Cash and cash equivalents	$9,226,000
Investments	48,774,000
Loans	43,655,000
Core deposits	1,411,000
Goodwill	7,474,000
Premises and equipment	1,678,000
Other assets	1,223,000
Total assets acquired	$113,441,000

Deposits	$86,794,000
Other liabilities	1,417,000
Total liabilities assumed	88,211,000
Net assets acquired	$25,230,000

38.

The only significant intangible asset acquired was the core deposit base, which has a useful life of seven years and will be amortized using the straight-line method.  The $7.5 million of goodwill was assigned entirely to the banking segment of the business and is not expected to be deductible for tax purposes.

The following proforma disclosures, including the effect of the purchase accounting, depict the results of operations as though the acquisition of NBM had taken place at the beginning of each period.

	Year Ended December 31,
($ 000's) (except per share data)	2008	2007	2006
Net interest income	$21,174	$18,753	$19,121
Net income	$6,313	$4,325	$3,902
Per share - combined:
Basic net income	$1.25	$0.86	$0.78
Diluted net income	$1.25	$0.86	$0.78

39.

EARNINGS SUMMARY

Net income for 2008 was $5.2 million, or $1.06 per diluted share, compared with net income of $3.3 million, or $0.65 per diluted share, and net income of $2.8 million, or $0.55 per diluted share, reported for 2007 and 2006, respectively.  Cash dividends per share were $0.34 in 2008, $0.26 in 2007 and $0.21 in 2006.

Rurban continued to make substantial progress in all business segments in 2008. The earnings improvement was driven by both the Banking and Data and Item Processing segments of Rurban.  The leading drivers of profitability gains at The State Bank and Trust Company were significant improvements in net interest margin, consistent and sound underwriting, prudent loan growth, improvements in mortgage banking production, and continued attention to expense control. A key component to the Company’s growth plan is strategic acquisitions, with the resultant organization being immediately accretive. In concert with that plan, the Company completed the acquisition of NBM during 2008 as described above. RDSI Banking Systems (“RDSI”), Rurban’s technology subsidiary, which provides data and item processing services to the banking industry, produced another outstanding year with earnings increasing 14 percent over the 2007 levels. These earnings improvements were generated by additional sales of new client banks, additional products sold to existing clients and the attention to cost saving measures that took place on the item processing side of the business as the company gained efficiencies. Rurban will continue to focus its energies on growth, efficiency and profitability.

CHANGES IN FINANCIAL CONDITION

Balance sheet growth over the past twelve months has been achieved through organic growth and the acquisition of NBM.  Total loans increased 15.6 percent or $60.8 million in 2008. $16.6 million, or 4 percent, of this growth was through organic growth over the course of 2008, funded largely by cash and the cash flow from investment securities.  Due in large part to the acquisition of NBM, assets grew by 17 percent year-over-year to $657.6 million.

40.

Significant Events of 2008

The State Bank and Trust Company (“State Bank”), Rurban’s banking subsidiary, completed the acquisition of NBM, with five branches located in Williams County, on December 1, 2008.  The acquisition was valued at $25.0 million. This acquisition increases State Bank’s banking center locations from 17 to 22. The acquisition is expected to be immediately accretive to earnings.

The turmoil in the banking industry during the majority of the year, and especially the fourth quarter, had many institutions electing to participate in the Government’s TARP/Capital Purchase Program. After thorough consideration of the program’s advantages and disadvantages, Rurban and its Board of Directors elected not to participate in the program due to Rurban’s strong capital position and the TARP program’s uncertainties relative to the Government’s intervention and expectation relative to the funds’ usage.

During 2008, State Bank expanded its reach into Columbus, Ohio’s high volume mortgage market by adding a Mortgage Origination Group to the Columbus Loan Production Office.

Asset quality essentially remained stable during 2008, with non-performing assets declining slightly to 1.00 percent of total assets. Net charge-offs remained moderate and significantly below peers at 0.19 percent of total loans for 2008.

RDSI, Rurban’s data and item processing subsidiary, reported another record year.  Revenue increased to $21.6 million, a $946,000, or 4.6% increase, over the previous year’s results.  Net income increased $346,000, or 14.0%, to $2.8 million for the year, representing another record result.

Rurban increased its dividend to shareholders from $0.26 per share during 2007 to $0.34 per share in 2008.

On July 22, 2008 the Company announced that its Board of Directors had authorized an extension to the stock repurchase program for an additional twelve months.  The original stock repurchase program was announced in April, 2007 for fifteen months authorizing the purchase of 250,000 common shares.

Significant Events of 2007

During the first quarter of 2007, Rurban merged Reliance Financial Services, N.A., its trust and investment subsidiary, and The Exchange Bank, its recently acquired community bank, into State Bank.  This action allowed efficiencies leading to continuing core profit improvement at The State Bank and Trust Company.

State Bank continued to expand its reach to higher-growth markets during 2007. In January 2007, the Fort Wayne, Indiana Loan Production Office was converted to a full-service branch. State Bank continued its entrance to growth markets by opening a Loan Production Office in Columbus, Ohio in December, 2007.

RDSI and DCM (which was merged into RDSI on December 31, 2007), Rurban’s data and item processing subsidiaries, reported another record year.  The total number of banks being processed increased by 5 to 117. Revenue increased to $20.6 million, a $4.3 million, or 27% increase, over the previous year’s results.  Net income was a record $2.5 million for the year.

On April 12, 2007, Rurban initiated a stock repurchase program, authorizing the repurchase of up to 250,000 shares, or approximately 5%, of the Company’s outstanding shares.  As of the end of the fourth quarter of 2007, Rurban had repurchased 48,500 shares at an average cost of $12.58.

Rurban increased its dividend to shareholders from $0.21 per share during 2006 to $0.26 per share in 2007.

RESULTS OF OPERATIONS

	Year Ended			Year Ended
	December 31,			December 31,
	2008	2007	% Change	2007	2006	% Change
	(dollars in thousands except per share data)

Total Assets	$657,619	$561,214	17%	$561,214	$556,007	1%
Total Securities	102,606	92,661	11%	92,661	102,462	-10%
Loans Held for Sale	3,824	1,650	132%	1,650	390	323%
Loans (Net)	445,091	385,278	16%	385,278	366,384	5%
Allowance for Loan Losses	5,020	3,990	26%	3,990	3,717	7%
Total Deposits	$484,221	$406,031	19%	$406,031	$414,555	-2%

Total Revenues	$45,589	$41,648	9%	$41,648	$38,790	7%
Net Interest Income	17,528	14,787	19%	14,787	15,034	-2%
Loan Loss Provision	690	521	32%	521	178	193%
Non-interest Income	28,061	26,861	4%	26,861	23,755	13%
Non-interest Expense	37,557	36,637	3%	36,637	34,904	5%
Net Income	5,217	3,257	60%	3,257	2,760	18%
Basic Earnings per Share	$1.06	$0.65	63%	$0.65	$0.55	18%
Diluted Earnings per Share	$1.06	$0.65	63%	$0.65	$0.55	18%

Net Interest Income

	Year Ended			Year Ended
	December 31,			December 31,
	2008	2007	% Change	2007	2006	% Change
	(dollars in thousands)

Net Interest Income	$17,528	$14,787	19%	$14,787	$15,034	-2%

Net interest income was $17.5 million for 2008 compared to $14.8 million for 2007, an increase of 18.5 percent , which resulted from the Banking segment being in a liability-sensitive position and core loan growth during the year of $16.6 million.  Average earning assets also increased to $508.3 million in 2008 compared to $488.3 million in 2007 as a result of the yearly loan growth.  The consolidated 2008, or full year, net interest margin improved 43 basis points to 3.53 percent for 2008, compared to 3.10 percent for 2007.

Net interest income was $14.8 million for 2007 compared to $15.0 million for 2006, a decrease of 1.6%, which primarily resulted from margin compression.  Average earning assets also decreased to $488.3 million in 2007 compared to $490.6 million in 2006 as a result of repositioning the balance sheet to improve the net interest margin.  Over a 12-month period, the Company was successful in converting lower yielding investments into a funding source for loan growth and converting higher cost deposits to core deposits and increasing wholesale funding due to favorable rates.

Loan Loss Provision

A Provision for Loan Losses of $690,000 was taken in 2008 compared to $521,000 taken for 2007; the $169,000 increase was due to the additional loan growth in 2008, along with a weakening economy. For 2008, net charge-offs totaled $764,000, or 0.19 percent of average loans. Consistent with external economic conditions, State Bank is seeing a slight increase in delinquencies within all segments of its portfolio; however, the current levels are not significant or alarming at this time.  State Bank has managed through a difficult 2008, but it is not insulated from the economic factors facing the industry in 2009.

The Provision for Loan Losses of $521,000 was taken in 2007 compared to $178,000 taken for 2006; the $343,000 increase reflects a more normal accrual in 2007.

Non-interest Income

	December 31,			December 31,
	2008	2007	% Change	2007	2006	% Change
	(dollars in thousands)

Total Non-interest Income	$28,061	$26,861	4%	$26,861	$23,755	13%

Data Service Fees	$20,165	$19,382	4%	$19,382	$15,011	29%
Trust Fees	$3,082	$3,385	-9%	$3,385	$3,192	6%
Deposit Service Fees	$2,416	$2,244	8%	$2,244	$2,161	4%
Gains on Sale of Loans	$741	$574	29%	$574	$1,249	-54%
Investment Securities Recoveries	$197	$-	N/A	$-	$889	N/A
Net Proceeds from VISA IPO	$132	$-	N/A	$-	$-	N/A
Gains (losses) on Sale of Securities	$-	$2	N/A	$2	$(495)	N/A
Other	$1,328	$1,274	4%	$1,274	$1,748	-27%

Total non-interest income was $28.1 million for 2008 compared to $26.9 million for 2007, representing a $1.2 million, or 4.5 percent increase year-over-year.  This increase was driven by a $783,000, or 4.04 percent, increase in data service fees. Increases in customer service fees of $172,000, or 7.68 percent, and gains on sale of loans of $167,000, or 29.1 percent, were offset by decreases in trust fees of $303,000, or 8.96 percent. The continued decline in the equity markets has negatively impacted trust fees, which are generally calculated on invested balances. The improved customer service fees and gain on sale of loans are a result of State Bank’s continuing focus on its High Performance Checking program, well-developed referral program, and improving cross-selling of additional products.

Total non-interest income was $26.9 million for 2007 compared to $23.8 million for 2006, representing a $3.1 million, or 13.1% increase year-over-year.  Non-interest income in 2006 was increased a net $1.1 million from the one-time impact of a $495,000 charge taken to restructure the bond portfolio, an $889,000 recovery of losses previously recorded on WorldCom bonds, and a gain associated with the sale of the credit card portfolio of $740,000.  Excluding these 2006 one-time items, non-interest income increased $4.2 million, or 18.7%, year-over-year.  This increase was driven by a $4.4 million, or 29% increase in data service fees, which were primarily attributable to the DCM acquisition.

44.

RDSI Banking Systems (“RDSI”)

	Year Ended			Year Ended
	December 31,			December 31,
	2008	2007	% Change	2007	2006	% Change
	(dollars in thousands)

Data Service Fees	$20,165	$19,382	4%	$19,382	$15,011	29%

Data service fees increased $783,000, or 4%, to $20.2 million in 2008 from $19.4 million in 2007, and increased $4.4 million, or 29%, from 2006 to 2007.  Data processing fees contributed 71.9% of Rurban’s recurring non-interest income for 2008.  The majority of the increase was due to RDSI now billing clients directly for postage use.  This increase to revenue is offset by an increase in postage expense.  RDSI  serviced over 113 community banks in 2008.

Earnings for the 2008 fiscal year were $2.8 million compared to $2.5 million for 2007, up $346,000, or 14.0%.  The Company continues to see a solid pipeline of potential customers for both the data processing and item processing business lines entering 2009, as six additional banks are scheduled to be converted by June of 2009.

RDSI, including DCM, provide data processing and item processing services for 113 community banks in Arkansas, Florida, Illinois, Indiana, Kansas, Michigan, Missouri, Nebraska, Nevada, Ohio and Wisconsin.  RDSI and DCM differentiate themselves from their competition through the quality of their products and the excellence of their customer service.  The applications utilized by RDSI are driven by world-class software.  Customer service encompasses on-time delivery every morning and a discipline of responding to and resolving customer questions and issues within one hour.  RDSI provides turnkey solutions for its clients through its partnerships with vendors experienced in a full array of banking products.

Non-interest Expense

	Year Ended			Year Ended
	December 31,			December 31,
	2008	2007	% Change	2007	2006	% Change
	(dollars in thousands)

Total Non-interest Expense	$37,557	$36,637	3%	$36,637	$34,904	5%
Salaries & Employee Benefits	$17,318	$17,007	2%	$17,007	$16,584	3%
Professional Fees	$1,859	$2,227	-17%	$2,227	$2,396	-7%
All Other	$18,380	$17,403	6%	$17,403	$15,924	9%

Non-interest expense increased for 2008 nominally by $920,000, or 2.51 percent.  The acquisition of NBM contributed approximately $250,000 of this increase, primarily from the December operating expenses and the one-time acquisition cost.  During 2008, RDSI switched from outsourcing its preparation and mailing activities to managing these mailings in-house.  This increased postage expense by $760,000 during 2008 and this pass-through was offset by increases in revenue. RDSI also experienced an increase in non-federal taxes as it expanded into newer markets and sales tax expense in these new markets increased.  Rurban controlled compensation and benefits with a mere 1.83 percent increase year-over-year.  These increases were offset by expense reductions in equipment expenses (RDSI) and professional fees associated with loan workouts (State Bank).  Data/Item Processing segment expenses were $17.3 million in 2008 compared to $16.9 million in 2007.  This $400,000 increase in RDSI was partially due to the in-house processing of postage.  Banking segment expenses were $20.1 million in 2008 compared with $20.3 million in 2007.

45.

Non-interest expense increased $1.7 million, or 4.9% in 2007, primarily from the additional expenses incurred within the Data/Item Processing segment relating to the incorporation of full-year expenses from the DCM acquisition, which occurred in September of 2006.  Data/Item Processing segment expenses were $16.9 million in 2007 compared to $13.1 million in 2006.  This $3.7 million increase in RDSI was partially offset by a $1.9 million improvement within our Banking segment.  This non-interest expense reduction was primarily the result of reductions in professional fees associated with loan workouts and the reduction of 42 full-time positions within the Company, of which 23 were part of the Banking segment. This significantly reduced compensation and employee benefits expense.  This reduction was also aided by approximately $500,000 of one-time expenses taken in the fourth quarter of 2006.

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

Management believes that it has the ability and intent to retain the investments with a loss evidenced by the Company’s liquidity position discussed later in the “Liquidity” section, and over the past three years, the Company has had net gains on the sale of securities and any losses were minimal.

Loans

		% of		% of	%		% of	%
	12/31/2008	Total	12/31/2007	Total	Inc/(Dec)	12/31/2006	Total	Inc/(Dec)
	(dollars in thousands)

Commercial	$83,645	19%	$83,049	21%	1%	$71,641	19%	16%
Commercial R.E.	161,566	35%	126,785	33%	27%	109,503	30%	16%
Agricultural	43,641	10%	43,369	11%	1%	44,683	12%	-3%
Residential	107,905	24%	84,621	22%	28%	94,389	25%	-10%
Consumer	53,339	12%	51,357	13%	4%	49,314	13%	4%
Leases	266	0%	330	0%	-19%	857	1%	-61%
Loans	$450,362		$389,511		16%	$370,387		5%

Loans held for sale	3,824		1,650			390
Total	$454,186		$391,161			$370,777

Loans increased $60.8 million to $450.1 million at December 31, 2008.  This growth was due to the acquisition of $44.2 million from the acquisition of NBM and $16.6 million of core loan growth.

In 2007, loans increased $19.2 million to $390 million at December 31, 2007.  This growth was due to commercial loan increases as residential and consumer loan balances decreased slightly during 2007.

46.

Asset Quality

	Period Ended December 31,
	(dollars in millions)
	12/31/2008	12/31/2007	Change in Dollars / Percentages	12/31/2006	Change in Dollars / Percentages

Non-performing loans	$5.2	$6.0	$(0.8)	$3.8	$2.2
Non-performing assets	$6.6	$6.2	$0.4	$3.9	$2.3
Non-performing assets/total assets	1.00%	1.10%	-0.10%	0.70%	0.40%
Net chargeoffs	$0.8	$0.2	$0.6	$1.2	$(1.0)
Net chargeoffs/total loans	0.19%	0.07%	0.12%	0.31%	-0.24%
Loan loss provision	$0.7	$0.5	$0.2	$0.2	$0.3
Allowance for loan losses	$5.0	$4.0	$1.0	$3.7	$0.3
Allowance/loans	1.12%	1.03%	0.09%	1.00%	0.03%
Allowance/non-performing loans	76%	65%	11%	97%	-32%
Allowance/non-performing assets	76%	65%	11%	95%	-30%

Non-performing assets (loans + OREO + OAO) were $6.59 million, or 1.00 percent, of total assets at December 31, 2008, an increase of $425,000 from a year-ago.  The acquisition of NBM contributed $845,000 in non-performing assets at year-end.  Asset quality remains stable as we enter 2009.  Consistent with external economic conditions, State Bank is seeing a slight increase in delinquencies within all segments of its portfolio; however, the current levels are not significant or alarming.  State Bank has managed through a difficult 2008, but it is not insulated from the economic factors facing the industry in 2009.

CAPITAL RESOURCES

Stockholders’ equity at December 31, 2008, was $61.7 million, equivalent to 9.4% of total assets.  On a tangible basis, the ratio was 5.8%.  The total risk-based capital ratio was 13.2% at December 31, 2008, well in excess of the “well-capitalized” regulatory threshold of 10%.

Total consolidated regulatory (risk-based) capital was $59.5 million at December 31, 2008, and $64.2 million at December 31, 2007.  As of December 31, 2008, all of the $20 million of trust preferred securities qualified as Tier 1 capital.

Goodwill and Intangibles

Goodwill is related to both our banking and data processing segments.  We test for impairment of goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.”  We evaluate the fair value of our banking and data processing segments versus their carrying value as of each fiscal year end or more frequently if events or changes in circumstances indicate that the carrying value may exceed the fair value.  The discount factors used in present value calculations are updated annually.  We also use available market value information to evaluate fair value.

The methodology of calculating fair value for the Banking segment typically includes three different approaches.  The income approach calculates a discounted cash flow analysis based on earnings capacity.  The projections for the cash flow analysis are based on the Bank’s 2009 budget and assume modest increases in total assets and net income through 2013.  A cost savings of 15 percent of the Bank’s overhead has also been factored into this equation.

47.

The asset approach is based on the estimated market difference between the value of assets and liabilities.  This approach was not used in calculating fair value for year end 2008 because it does not render a “control level” indication of value.

The final approach is the market approach.  This analysis is based on guideline transactions, including price-to-earnings multiples and price-to-book value ratios for selected bank sale transactions.

The methodology for calculating fair value for the data processing segment also utilizes a three step approach.  The first approach is the capitalized net value approach.  This approach assumes a value based on normalized cash flow capitalized assuming a discount rate of 14.65 percent and long-term growth rate of 3 percent.  The data processing segments financial performance reflects the implementation of Rurban’s cost savings synergies; therefore no additional cost savings were assumed in this valuation method.

The net asset value approach estimates the market value of assets less the market value of liabilities.  This approach was not utilized in determining the fair value of the data processing segment due to RDSI being a service oriented company.  The value of the business is not based on the production of a tangible asset, and a minimal amount of tangible capital has been allocated to RDSI.  Therefore, a valuation based on net asset value would not be meaningful.

The final approach utilized in determining the fair value of the data processing segment was the market comparables approach.  This analysis is based on a review of guideline transactions including multiple of earnings, multiple of earnings before interest, taxes, depreciation and amortization (“EBITDA”) and multiple of revenue for selected financial technology companies.  Indications of value are determined using publicly traded guidelines comparable multiples.

Significant changes in the estimates and assumptions used in calculating the fair value of the segments and the recoverability of goodwill or differences between estimates and actual results could result in impairment charges in the future.

Planned Purchases of Premises and Equipment

Management plans to purchase additional premises and equipment to meet the current and future needs of the Company’s customers.  These purchases, including buildings and improvements and furniture and equipment (which includes computer hardware, software, office furniture and license agreements), are currently expected to total approximately $3.2 million over the next year.  These purchases are expected to be funded by cash on hand and from cash generated from current operations.

48.

LIQUIDITY

Liquidity relates primarily to the Company’s ability to fund loan demand, meet deposit customers’ withdrawal requirements and provide for operating expenses.  Assets used to satisfy these needs consist of cash and due from banks, federal funds sold, interest earning deposits in other financial institutions, securities available for sale and loans held for sale.  These assets are commonly referred to as liquid assets.  Liquid assets were $134.5 million at December 31, 2008 compared to $111.5 million at December 31, 2007.  During 2008, the Company continued to liquidate investments and use the funding to grow the loan portfolio.  The acquisition of NBM also added liquidity to the organization. The loan to deposits ratio at NBM prior to the acquisition was 48%. Rurban liquidated approximately $39 million of the $51 million in investments during December of 2008, and used $25 million to pay the shareholders of NBM Bancorp.  The Company anticipates using the rest of the liquidity to fund loan growth throughout 2009.  The approximately $13 million in investments that were retained will also provide liquidity to the Company, as cash flows are expected on these investments over the next 3 years.

The Company’s commercial real estate and residential first mortgage portfolio of $269.5 million at December 31, 2008, and commercial real estate and residential first mortgage portfolio of $211.4 million at December 31, 2007, which can and has been readily used to collateralize borrowings, is an additional source of liquidity.  Management believes the Company’s current liquidity level, without these borrowings, is sufficient to meet its liquidity needs.  At December 31, 2008, all eligible commercial real estate and first mortgage loans were pledged under an FHLB blanket lien.

The cash flow statements for the periods presented provide an indication of the Company’s sources and uses of cash as well as an indication of the ability of the Company to maintain an adequate level of liquidity.  A discussion of the cash flow statements for 2008, 2007 and 2006 follows.

The Company experienced positive cash flows from operating activities in 2008, 2007 and 2006.  Net cash from operating activities was $9.7 million, $5.9 million and $4.7 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Cash flow from investing activities was a use of cash of $647,000, $12.8 million and $21.0 million for December 31, 2008, 2007, and 2006, respectively. The changes in net cash from investing activities for 2008 include the purchase of NBM of $14.8 million, and purchases of premises and equipment of $8.0 million.  The changes in net cash from investing activities for 2007 include the purchase of bank owned life insurance of $1.0 million and purchases of premises and equipment of $3.7 million.  The changes in net cash from investing activities for 2006 include the cash paid to the shareholders of Exchange Bank that totaled $6.5 million and cash paid to the shareholders of DCM that totaled $4.9 million.  In 2008, 2007 and 2006, the Company received $36.5 million, $3.5 million and $33.3 million, respectively, from sales of securities available for sale, while proceeds from repayments, maturities and calls of securities were $48.1 million, $37.2 million and $19.5 million in 2008, 2007 and 2006, respectively.

Net cash flow provided from financing activities was $1.9 million, $1.6 million, and $26.1 million for the years ended December 31, 2008, 2007 and 2006, respectively.  The net cash increase was primarily due to an increase in net borrowings from the FHLB of $12.6 million, $3.0 million and $(24.5) million for December 31, 2008, 2007 and 2006, respectively. Additionally, $(8.6) million, $(8.5) million and $29.7 million of the change is attributable to the change in deposits.

Off-Balance-Sheet Borrowing Arrangements:

Significant additional off-balance-sheet liquidity is available in the form of FHLB advances, unused federal funds lines from correspondent banks, and the national certificate of deposit market.  Management expects the risk of changes in off-balance-sheet arrangements to be immaterial to earnings. Approximately $138.6 million commercial real estate and residential first mortgage loans of the Company’s $269.5 million portfolio qualify to collateralize FHLB borrowings and have been pledged to meet FHLB collateralization requirements as of December 31, 2008.  Based on the current collateralization requirements of the FHLB, approximately $13.7 million of additional borrowing capacity existed at December 31, 2008.

49.

At December 31, 2008, the Company had $25.5 million in federal funds lines.  As of December 31, 2007, the Company had $20.9 million in federal funds lines.  There were no federal funds borrowed at December 31, 2008 and 2007.  The Company also had $17.2 million in unpledged securities that may be used to pledge for additional borrowings.

TABULAR DISCLOSURE OF CONTRACTUAL OBLIGATIONS

	Payment due by period
		Less than 1			More than 5
Contractual Obligations	Total	Year	1 - 3 years	3 - 5 years	years

Long-Term Debt Obligations	$36,646,854	$9,082,228	$25,925,752	$1,638,874	$-
Other Debt Obligations	21,620,000	1,000,000	-	-	20,620,000
Operating Lease Obligations	2,143,078	447,183	652,283	423,200	620,412
Other Long-Term Liabilities
Reflected on the Registrant's
Balance Sheet under GAAP	242,516,203	158,844,618	69,090,559	12,155,618	2,425,408
Total	$302,926,135	$169,374,029	$95,668,594	$14,217,692	$23,665,820

The Company’s contractual obligations as of December 31, 2008 were comprised of long-term debt obligations, other debt obligations, operating lease obligations and other long-term liabilities.  Long-term debt obligations are comprised of FHLB Advances of $36.6 million.  Other debt obligations are comprised of Trust Preferred securities of $20.6 million and Notes Payable of $1.0 million.  The operating lease obligation is a lease on the RDSI-South building, of $99,600 per year, the RDSI-North building of $162,000 a year and the DCM-Lansing facility of $89,400 per year. Other long-term liabilities include time deposits of $242.5 million.

50.

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

Evaluating a financial institution’s exposure to changes in interest rates includes assessing both the adequacy of the management process used to control interest rate risk and the organization’s quantitative level of exposure.  When assessing the interest rate risk management process, the Company seeks to ensure that appropriate policies, procedures, management information systems and internal controls are in place to maintain interest rate risks at prudent levels of consistency and continuity.  Evaluating the quantitative level of interest rate risk exposure requires the Company to assess the existing and potential future effects of changes in interest rates on its consolidated financial condition, including capital adequacy, earnings, liquidity and asset quality (when appropriate).

The Federal Reserve Board together with the Office of the Comptroller of the Currency and the Federal Deposit Insurance Company, adopted a Joint Agency Policy Statement on interest rate risk effective June 26, 1996.  The policy statement provides guidance to examiners and bankers on sound practices for managing interest rate risk, which will form the basis for ongoing evaluation of the adequacy of interest rate risk management at supervised institutions.  The policy statement also outlines fundamental elements of sound management that have been identified in prior Federal Reserve guidance and discusses the importance of these elements in the context of managing interest rate risk.  Specifically, the guidance emphasizes the need for active board of director and senior management oversight and a comprehensive risk management process that effectively identifies, measures and controls interest rate risk.

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

51.

There are several ways an institution can manage interest rate risk including: 1) matching repricing periods for new assets and liabilities, for example, by shortening terms of new loans or investments; 2) selling existing assets or repaying certain liabilities; and 3) hedging existing assets, liabilities, or anticipated transactions.  An institution might also invest in more complex financial instruments intended to hedge or otherwise change interest rate risk. Interest rate swaps, futures contracts, options on futures contracts, and other such derivative financial instruments can be used for this purpose.  Because these instruments are sensitive to interest rate changes, they require management’s expertise to be effective. The Company has not purchased derivative financial instruments in the past but may purchase such instruments in the future if market conditions are favorable.

Quantitative Market Risk Disclosure.  The following table provides information about the Company’s financial instruments used for purposes other than trading that are sensitive to changes in interest rates as of December 31, 2008.  It does not present when these items may actually reprice.  For loans receivable, securities, and liabilities with contractual maturities, the table presents principal cash flows and related weighted-average interest rates by contractual maturities as well as the historical impact of interest rate fluctuations on the prepayment of loans and mortgage backed securities.  For core deposits (demand deposits, interest-bearing checking, savings, and money market deposits) that have no contractual maturity, the table presents principal cash flows and applicable related weighted-average interest rates based upon the Company’s historical experience, management’s judgment and statistical analysis, as applicable, concerning their most likely withdrawal behaviors.  The current historical interest rates for core deposits have been assumed to apply for future periods in this table as the actual interest rates that will need to be paid to maintain these deposits are not currently known.  Weighted average variable rates are based upon contractual rates existing at the reporting date.

52.

Principal/Notional Amount Maturing or Assumed to be Withdrawn In:
(Dollars in thousands)

	2009	2010	2011	2012	2013	Thereafter	Total
Rate Sensitive Assets
Variable Rate Loans	$58,629	$8,865	$4,518	$2,973	$1,921	$3,931	$80,837
Average interest rate	4.07%	4.25%	4.23%	4.22%	4.26%	4.09%	4.11%
Adjustable Rate Loans	$43,366	$33,822	$28,191	$20,854	$17,251	$70,580	$214,064
Average interest rate	6.51%	6.41%	6.48%	6.48%	6.49%	6.46%	6.47%
Fixed Rate Loans	$49,077	$32,096	$27,239	$14,379	$9,351	$26,894	$159,035
Average interest rate	6.37%	6.47%	6.49%	6.34%	6.24%	5.55%	6.26%
Total Loans	$151,072	$74,783	$59,948	$38,206	$28,523	$101,405	$453,936
Average interest rate	5.52%	6.18%	6.32%	6.25%	6.26%	6.13%	5.98%
Fixed rate investment securities	$21,306	$10,018	$5,655	$4,123	$4,760	$50,651	$96,513
Average interest rate	4.68%	5.04%	5.10%	5.38%	5.16%	5.03%	4.98%
Var rate investment securities	$417	$395	$390	$348	$185	$8,603	$10,338
Average interest rate	4.98%	4.97%	4.96%	5.08%	4.82%	5.25%	5.20%
Fed Funds Sold & Other	$10,000	$-	$-	$-	$-	$-	$10,000
Average interest rate	0.04%	0.00%	0.00%	0.00%	0.00%	0.00%	0.04%
Total Rate Sensitive Assets	$182,795	$85,196	$65,992	$42,677	$33,468	$160,659	$570,787
Average interest rate	5.12%	6.04%	6.20%	6.16%	6.09%	5.73%	5.69%

Rate Sensitive Liabilities
Demand - Non Interest Bearing	$10,456	$10,457	$10,457	$10,457	$10,416	$-	$52,243
Demand - Interest Bearing	$14,628	$14,628	$14,628	$14,628	$14,611	$-	$73,123
Average interest rate	0.38%	0.38%	0.38%	0.38%	0.38%	0.00%	0.38%
Money Market Accounts	$16,404	$16,404	$16,404	$16,404	$16,409	$-	$82,025
Average interest rate	0.81%	0.81%	0.81%	0.81%	0.81%	0.00%	0.81%
Savings	$6,864	$6,864	$6,864	$6,864	$6,858	$-	$34,314
Average interest rate	0.24%	0.24%	0.24%	0.24%	0.24%	0.00%	0.24%
Certificates of Deposit	$156,203	$54,595	$12,334	$9,283	$3,548	$6,553	$242,516
Average interest rate	3.06%	3.18%	3.95%	3.79%	3.75%	3.66%	3.19%
Fixed rate FHLB Advances	$6,500	$11,000	$12,532	$2,155	$4,460	$-	$36,647
Average interest rate	4.36%	5.38%	4.17%	3.26%	3.42%	0.00%	4.42%
Variable rate FHLB Advances	$-	$-	$-	$-	$-	$-	$-
Average interest rate	0.00%	0.00%	0.00%	0.00%	0.00%	4.99%	4.88%
Fixed rate Notes Payable	$-	$-	$-	$-	$-	$10,310	$10,310
Average interest rate	0.00%	0.00%	0.00%	0.00%	0.00%	10.60%	10.60%
Variable rate Notes Payable	$1,000	$-	$-	$-	$-	$10,310	$11,310
Average interest rate	3.75%	0.00%	0.00%	0.00%	0.00%	4.99%	4.88%
Fed Funds Purchased, Repos & Other	$8,426	$-	$15,000	$20,000	$-	$-	$43,426
Average interest rate	0.55%	0.00%	4.77%	4.74%	0.00%	0.00%	3.94%
Total Rate Sensitive Liabilities	$220,481	$113,948	$88,219	$79,791	$56,302	$27,173	$585,914
Average interest rate	2.43%	2.22%	2.19%	1.97%	0.87%	6.80%	2.34%

53.

Principal/Notional Amount Maturing or Assumed to be Withdrawn In:
(Dollars in thousands)

	First	Years
Comparison of 2008 to 2007	Year	2 - 5	Thereafter	Total
Total Rate Sensitive Assets:
At December 31, 2008	$182,795	$227,333	$160,659	$570,787
At December 31, 2007	176,907	179,502	133,191	489,600
Increase (decrease)	$5,888	$47,831	$27,468	$81,187

Total Rate Sensitive Liabilities:
At December 31, 2008	$220,481	$338,260	$27,173	$585,914
At December 31, 2007	231,589	241,378	21,612	494,579
Increase (decrease)	$(11,108)	$96,882	$5,561	$91,335

The above table reflects expected maturities, not expected repricing.  The contractual maturities adjusted for anticipated prepayments and anticipated renewals at current interest rates, as shown in the preceding table, are only part of the Company’s interest rate risk profile.  Other important factors include the ratio of rate-sensitive assets to rate sensitive liabilities (which takes into consideration loan repricing frequency but not when deposits may be repriced) and the general level and direction of market interest rates.  For core deposits, the repricing frequency is assumed to be longer than when such deposits actually reprice.  For some rate sensitive liabilities, their repricing frequency is the same as their contractual maturity. For variable rate loans receivable, repricing frequency can be daily or monthly.  For adjustable rate loans receivable, repricing can be as frequent as annually for loans whose contractual maturities range from one to thirty years.  The Company continued to reposition its balance sheet over the past two years liquidating investments and reducing high cost certificates of deposit which had a positive impact on the margin and helped balance the gap position.

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

54.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk.

The disclosures required by this item appear under the caption “Asset Liability Management” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations beginning on page 51 of this Annual Report on Form 10-K.

Item 8.      Financial Statements and Supplementary Data.

The Consolidated Balance Sheets of the Company and its subsidiaries as of December 31, 2008 and December 31, 2007, the related Consolidated Statements of Income, Changes in Shareholders’ Equity and Cash Flows for each of the years in the three-year period ended December 31, 2008, the related Notes to Consolidated Financial Statements and the Report of Independent Registered Public Accounting Firm, appear on pages F-1 through F-53 of this Annual Report on Form 10-K.

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

55.

Changes in Internal Controls Over Financial Reporting

No changes were made in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended December 31, 2008, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  Other Information

Not Applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The information required by Item 401 of SEC Regulation S-K concerning the directors of the Company is incorporated herein by reference from the disclosure included in the Company’s definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 16, 2009 (the “2009 Proxy Statement”), under the caption “ELECTION OF DIRECTORS”.  The information concerning the executive officers of the Company required by Item 401 of SEC Regulation S-K is set forth in the portion of Part I of this Annual Report on Form 10-K entitled “Supplemental Item: Executive Officers of the Registrant.”

Compliance with Section 16(a) of the Exchange Act

The information required by Item 405 of SEC Regulation S-K is incorporated herein by reference from the disclosure included in the Company’s 2009 Proxy Statement under the caption “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE.”

Committee Charters and Code of Conduct and Ethics

The Company’s Board of Directors has adopted charters for each of the Audit Committee, the Compensation Committee and the Executive Governance and Nominating Committee.  Copies of these charters are available on the Company’s Internet website at www.rurbanfinancial.net by first clicking “Corporate Governance” and then “Supplementary Info”.  The Company has adopted a Code of Conduct and Ethics that applies to the Company’s directors, officers and employees.  A copy of the Code of Conduct and Ethics is available on the Company’s Internet website at www.rurbanfinancial.net under the “Corporate Governance” tab.   Interested persons may also obtain copies of the Code of Conduct and Ethics, the Audit Committee charter, the Compensation Committee charter and the Executive Governance and Nominating Committee charter, without charge, by writing to Rurban Financial Corp., Attn: Investor Relations, 401 Clinton Street, Defiance, OH 43512.

56.

Director Nominating Procedures

The information required by Item 407(c)(3) of SEC Regulation S-K is incorporated herein by reference from the disclosure included under the caption “CORPORATE GOVERNANCE – Nominating Procedures” in the Company’s 2009 Proxy Statement.

Audit Committee

The information required by Items 407(d)(4) and 407(d)(5) of SEC Regulation S-K is incorporated herein by reference from the disclosure included under the caption “MEETINGS AND COMMITTEES OF THE BOARD – Committees of the Board – Audit Committee” in the Company’s 2009 Proxy Statement.

Item 11.  Executive Compensation.

The information required by Item 402 of SEC Regulation S-K is incorporated herein by reference to the information contained in the Company’s 2009 Proxy Statement under the captions “COMPENSATION OF EXECUTIVE OFFICERS” and “DIRECTOR COMPENSATION”.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 403 of SEC Regulation S-K is incorporated herein by reference from the disclosure included in the Company’s 2009 Proxy Statement under the caption “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT”.

57.

Equity Compensation Plan Information

The Rurban Financial Corp. Stock Option Plan (the “1997 Plan”) was approved by the shareholders of the Company at the 1997 Annual Meeting of Shareholders.  The 1997 Plan expired in accordance with its terms on March 12, 2007, and no additional stock options, stock appreciation rights (“SARS”) or other awards may be granted under the 1997 Plan.  At the 2008 Annual Meeting of Shareholders, the shareholders of the Company approved the Rurban Financial Corp. 2008 Stock Incentive Plan (the “2008 Plan”).  Only one award of 10,000 restricted common shares had been issued under the 2008 Plan as of December 31, 2008.

The following table shows, as of December 31, 2008 the number of common shares issuable upon exercise of outstanding stock options, he weighted-average exercise price of those stock option, and the number of common shares remaining for future issuance under the Company’s equity compensation plans (excluding common shares issuable upon exercise of outstanding stock options):

Number of securities
	Number of securities			remaining available for
	to be issued upon		Weighted-average	future issuance under equity
	exercise of		exercise price of	compensation plans
	outstanding options,		outstanding options,	(excluding securities
Plan category	warrants and rights		warrants and rights	reflected in column (a)

Equity compensation plans approved by security holders	315,763	(1)	$12.60	240,000	(2)

Equity compensation plans not approved by security holders	N/A		N/A	N/A

(1)
Does not include "tandem" SARs awards under the 1997 Plan in connection with the grant of the same number of nonqualified stock options. A total of 28,000 "tandem" SARs, with a weighted-average price of $13.68, were outstanding as of December 31, 2008.

(2)
Represents common shares of the Company remaining available for future issuance under the 2008 Plan (subject to certain adjustments). The 1997 Plan expired in accordance with its terms on March 12, 2007, and no additional stock options, stock appreciation rights or other awards my be granted under the 1997 Plan.

Item 13.   Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 404 of SEC Regulation S-K is incorporated herein by reference to the information contained in the Company’s 2009 Proxy Statement under the caption “TRANSACTIONS WITH RELATED PERSONS”.

The information required by Item 407(a) of SEC Regulation S-K is incorporated herein by reference to the information contained in the Company’s 2009 Proxy Statement under the caption “CORPORATE GOVERNANCE – Director Independence”.

Item 14.   Principal Accountant Fees and Services

The information required to be disclosed in this Item 14 is incorporated herein by reference to the information contained in the Company’s 2009 Proxy Statement under the caption “AUDIT COMMITTEE DISCLOSURE” – Pre-Approval of Services Performed by Independent Registered Public Accounting Firm” and “AUDIT COMMITTEE DISCLOSURE” – Services of Independent Registered Public Accounting Firm for the 2008 Fiscal Year”.

58.

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

59.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

RURBAN FINANCIAL CORP.

	By:	/s/ Duane L. Sinn
Date: March 19, 2009		Duane L. Sinn, Executive Vice President and
Chief Financial Officer

Power of Attorney

KNOW ALL MEN BY THESE PRESENTS, that each undersigned officer and/or director of Rurban Financial Corp., an Ohio corporation (the “Corporation”), which is about to file with the Securities and Exchange Commission, Washington, D.C., under the provisions of the Securities Exchange Act of 1934, as amended, the Annual Report of the Corporation on Form 10-K for the fiscal year ended December 31, 2008, hereby constitutes and appoints Kenneth A. Joyce and Duane L. Sinn, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign both the Annual Report on Form 10-K and any and all amendments and documents related thereto, and to file the same, and any and all exhibits, financial statements and schedules related thereto, and other documents in connection therewith, with the Securities and Exchange Commission and the NASDAQ Stock Market, granting unto said attorneys-in-fact and agents, and substitute or substitutes, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all things that each of said attorneys-in-fact and agents, or either of them or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Date	Capacity

/s/ Kenneth A, Joyce	March 19, 2009	President, Chief Executive Officer, and
Kenneth A. Joyce		Director

/s/ Duane L. Sinn	March 19, 2009	Executive Vice President and Chief
Duane L. Sinn		Financial Officer

/s/ Thomas A. Buis	March 19, 2009	Director
Thomas A. Buis

/s/ Thomas M. Callan	March 19, 2009	Director
Thomas M. Callan

60.

/s/ John R. Compo	March 19, 2009	Director
John R. Compo

/s/ Robert A. Fawcett, Jr.	March 19, 2009	Director
Robert A. Fawcett, Jr.

/s/ Richard L. Hardgrove	March 19, 2009	Director
Richard L. Hardgrove

/s/ Rita A. Kissner	March 19, 2009	Director
Rita A. Kissner

/s/ Thomas L. Sauer	March 19, 2009	Director
Thomas L. Sauer

/s/ Steven D. VanDemark	March 19, 2009	Director
Steven D. VanDemark

/s/ J. Michael Walz, D.D.S.	March 19, 2009	Director
J. Michael Walz, D.D.S

Date: March 19, 2009

61.

Rurban Financial Corp.
December 31, 2008 and 2007

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Management’s Report on Internal Control Over Financial Reporting	F- 0

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Financial Statements
Balance Sheets	F-2 to F-3
Statements of Income	F-4 to F-5
Statements of Stockholders’ Equity	F-6
Statements of Cash Flows	F-7 to F-8
Notes to Financial Statements	F-9 to F-54

62.

Management’s Report on Internal Control Over Financial Reporting

The management of Rurban Financial Corp. (the “Corporation”) is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934.  The Corporation’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in conformity with U.S. generally accepted accounting principles.  The Corporation’s internal control over financial reporting includes those policies and procedures that:

a)	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Corporation and its consolidated subsidiaries;

b)
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in conformity with U.S. generally accepted accounting principles, and that receipts and expenditures of the Corporation and its consolidated subsidiaries are being made only in accordance with authorizations of management and directors of the Corporation; and

c)
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the assets of the Corporation and its consolidated subsidiaries that could have a material effect on the financial statements.

With the supervision and participation of our President and Chief Executive Officer, and our Chief Financial Officer, management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2008, based on the criteria set forth for effective internal control over financial reporting by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control Integrated Framework.”  Based on our assessment and those criteria, management concluded that, as of December 31, 2008, the Corporation’s internal control over financial reporting is effective.

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

February 17, 2009

F-0.

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders
Rurban Financial Corp.
Defiance, Ohio

We have audited the accompanying consolidated balance sheets of Rurban Financial Corp. as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2008.  The Company's management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rurban Financial Corp. as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 24 to the financial statements, effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements.”  Also, as discussed in Note 24 to the financial statements, effective January 1, 2008, the Company adopted Emerging Issues Task Force No. 06-4, “Accounting for Deferred Compensation and Post-retirement Benefit Aspects of Endorsement Split Dollar Life Insurance Arrangements.”

Cincinnati, Ohio

February 17, 2009

F1

Rurban Financial Corp.
Consolidated Balance Sheets
December 31

Assets

	2008	2007

Cash and due from banks	$18,059,532	$15,183,627
Federal funds sold	10,000,000	2,000,000
Cash and cash equivalents	28,059,532	17,183,627
Available-for-sale securities	102,606,475	92,661,386
Loans held for sale	3,824,499	1,649,758
Loans, net of unearned income	450,111,653	389,268,744
Allowance for loan losses	(5,020,197)	(3,990,455)
Premises and equipment, net	17,621,262	15,128,754
Federal Reserve and Federal Home Loan Bank Stock, at cost	4,244,100	4,021,200
Foreclosed assets held for sale, net	1,384,335	124,131
Interest receivable	2,964,663	3,008,968
Goodwill	21,414,790	13,940,618
Core deposits and other intangibles	5,835,936	5,135,228
Purchased software	5,867,395	4,282,563
Cash value of life insurance	12,625,015	12,160,581
Other assets	6,079,451	6,638,895

Total assets	$657,618,909	$561,213,998

See Notes to Consolidated Financial Statements

F2

Rurban Financial Corp.
Consolidated Balance Sheets
December 31

Liabilities and Stockholders’ Equity

	2008	2007
Liabilities
Deposits
Non interest bearing demand	$52,242,626	$41,541,297
Interest bearing NOW	73,123,095	54,308,665
Savings	34,313,586	25,320,126
Money Market	82,025,074	61,380,252
Time Deposits	242,516,203	223,480,842
Total deposits	484,220,584	406,031,182
Short-term borrowings	43,425,978	43,006,438
Notes payable	1,000,000	922,457
Federal Home Loan Bank advances	36,646,854	24,000,000
Trust preferred securities	20,620,000	20,620,000
Interest payable	1,965,842	2,532,914
Deferred income taxes	2,987,770	1,310,602
Other liabilities	5,089,877	3,465,171
Total liabilities	595,956,905	501,888,764

Commitments and Contingent Liabilities

Stockholders' Equity
Common stock, $2.50 stated value; authorized 10,000,000 shares; 5,027,433 shares issued	12,568,583	12,568,583
Additional paid-in capital	15,042,781	14,923,571
Retained earnings	35,785,317	32,361,106
Accumulated other comprehensive income (loss)	(121,657)	82,235
Treasury stock, at cost
Common; 2008 - 145,981 shares, 2007 - 48,500 shares	(1,613,020)	(610,260)
Total stockholders' equity	61,662,004	59,325,235
Total liabilities and stockholders' equity	$657,618,909	$561,213,998

See Notes to Consolidated Financial Statements

F3

Rurban Financial Corp.
Consolidated Statements of Income
Years Ended December 31

	2008	2007	2006

Interest Income
Loans
Taxable	$27,473,302	$27,782,068	$24,958,988
Tax-exempt	84,878	73,451	63,356
Securities
Taxable	4,289,728	4,283,508	5,211,672
Tax-exempt	686,458	645,451	559,518
Other	134,079	225,151	176,884
Total interest income	32,668,445	33,009,629	30,970,418

Interest Expense
Deposits	10,066,325	13,595,896	11,022,161
Notes payable	34,576	126,812	74,904
Repurchase Agreements	1,821,330	1,615,016	848,277
Federal funds purchased	18,432	39,047	97,226
Federal Home Loan Bank advances	1,508,115	1,037,026	2,106,385
Trust preferred securities	1,691,792	1,808,520	1,787,023
Total interest expense	15,140,570	18,222,317	15,935,976

Net Interest Income	17,527,875	14,787,312	15,034,442

Provision for Loan Losses	689,567	521,306	177,838

Net Interest Income After Provision for Loan Losses	16,838,308	14,266,006	14,856,604

Non-interest Income
Data service fees	20,165,451	19,382,115	15,011,143
Trust fees	3,081,898	3,385,320	3,192,025
Customer service fees	2,416,093	2,243,745	2,161,153
Net gains on loan sales	740,985	574,000	1,310,536
Net realized gains (losses) on sales of available-for-sale securities	-	1,998	(494,885)
Net proceeds from VISA IPO	132,106	-	-
Investment securities recoveries	197,487	-	889,454
Loan servicing fees	235,095	227,017	358,321
Gain on sale of assets	247,517	29,477	94,198
Other	844,105	1,017,727	1,233,376
Total non-interest income	$28,060,737	$26,861,399	$23,755,321

See Notes to Consolidated Financial Statements

F4

Rurban Financial Corp.
Consolidated Statements of Income
Years Ended December 31

	2008	2007	2006

Non-interest Expense
Salaries and employee benefits	$17,318,103	$17,007,314	$16,584,146
Net occupancy expense	2,015,946	1,994,299	1,840,864
Equipment expense	6,308,564	6,586,623	5,850,281
Data processing fees	427,251	469,808	562,265
Professional fees	1,859,447	2,226,577	2,395,863
Marketing expense	831,727	820,528	669,764
Printing and office supplies	554,267	661,760	619,100
Telephone and communications	1,686,834	1,781,277	1,705,261
Postage and delivery expense	2,165,098	1,545,340	735,210
Insurance expense	154,670	140,651	171,363
Employee expense	1,084,028	1,083,056	978,832
State, local and other taxes	985,503	584,031	674,280
FHLB prepayment penalties	-	-	214,886
Other	2,165,175	1,735,346	1,901,452
Total non-interest expense	37,556,613	36,636,610	34,903,567

Income Before Income Tax	7,342,432	4,490,795	3,708,358

Provision for Income Taxes	2,125,193	1,234,160	948,116

Net Income	$5,217,239	$3,256,635	$2,760,242

Basic Earnings Per Share	$1.06	$0.65	$0.55

Diluted Earnings Per Share	$1.06	$0.65	$0.55

See Notes to Consolidated Financial Statements

F5

Rurban Financial Corp.
Consolidated Statements of Stockholders' Equity
Years Ended December 31

				Accumulated
				Other
	Common	Additional	Retained	Comprehensive	Treasury
	Stock	Paid-In Capital	Earnings	Income (Loss)	Stock	Total

Balance, January 1, 2006	$12,568,583	$14,835,110	$28,702,817	$(1,655,862)	$-	$54,450,648
Comprehensive Income

Net Income			2,760,242			2,760,242

Change in unrealized gain (loss) on securities available for sale, net of reclassification adjustment and tax effect				775,969		775,969

Total comprehensive income						3,536,211

Dividends on common stock, $0.21 per share			(1,055,761)			(1,055,761)

Expense of stock option plan		24,055				24,055

Balance, December 31, 2006	12,568,583	14,859,165	30,407,298	(879,893)	-	56,955,153
Comprehensive Income

Net Income			3,256,635			3,256,635

Change in unrealized gain (loss) on securities available for sale, net of reclassification adjustment and tax effect				962,128		962,128

Total comprehensive income						4,218,763

Dividends on common stock, $0.26 per share			(1,302,827)			(1,302,827)

Expense of stock option plan		64,406				64,406

Shares repurchased under stock repurchase plan					(610,260)	(610,260)

Balance, December 31, 2007	12,568,583	14,923,571	32,361,106	82,235	(610,260)	59,325,235
Comprehensive Income

Net Income			5,217,239			5,217,239

Change in unrealized gain (loss) on securities available for sale, net of reclassification adjustment and tax effect				(203,892)		(203,892)

Total comprehensive income						5,013,347

Dividends on common stock, $0.34 per share			(1,676,723)			(1,676,723)

Expense of stock option plan		119,210				119,210

Cumulative effect adjustment for split dollar BOLI			(116,305)			(116,305)

Shares repurchased under stock repurchase plan					(1,002,760)	(1,002,760)

Balance, December 31, 2008	$12,568,583	$15,042,781	$35,785,317	$(121,657)	$(1,613,020)	$61,662,004

See Notes to Consolidated Financial Statements

F6

Rurban Financial Corp.
Consolidated Statements of Cash Flows
Years Ended December 31

	2008	2007	2006

Operating Activities
Net Income	$5,217,239	$3,256,635	$2,760,242
Items not requiring (providing) cash
Depreciation and amortization	3,684,358	3,969,922	3,544,965
Provision for loan losses	689,567	521,306	177,838
Expense of stock option plan	119,210	64,406	24,055
Amortization of premiums and discounts on securities	133,614	48,799	206,096
Amortization of intangible assets	710,324	723,754	535,351
Deferred income taxes	1,482,203	(795,035)	(460,305)
FHLB Stock Dividends	(127,200)	(47,250)	(385,950)
Proceeds from sale of loans held for sale	38,708,669	18,032,822	11,328,770
Originations of loans held for sale	(40,142,425)	(18,718,482)	(11,326,566)
Gain from sale of loans	(740,985)	(574,000)	(1,249,148)
Gain on sale of foreclosed assets	(4,517)	-	(113,729)
(Gain) loss on sales of fixed assets	(243,000)	(29,396)	19,530
Net realized gains on available-for-sale securities	-	-	494,885
Changes in
Interest receivable	935,431	120,806	(119,419)
Other assets	641,023	(254,227)	296,344
Interest payable and other liabilities	(1,400,738)	(408,466)	(1,081,796)

Net cash provided by operating activities	9,662,773	5,911,594	4,651,163

Investing Activities
Net change in interest-bearing accounts	-	150,000	-
Purchases of available-for-sale securities	(46,231,266)	(29,501,721)	(15,375,196)
Proceeds from maturities of available-for-sale securities	48,098,994	37,247,138	19,506,403
Proceeds from sales of available-for-sale securities	36,519,016	3,464,242	33,263,994
Proceeds from sale of credit card portfolio and non-performing loans	-	-	5,760,603
Net change in loans	(19,140,093)	(19,653,367)	(49,367,497)
Purchase of premises, equipment and software	(8,045,766)	(3,701,669)	(9,042,264)
Proceeds from sales of premises, equipment and software	2,327,708	401,241	2,880,497
Purchase of bank owned life insurance	-	(1,000,000)	-
Proceeds from sale of foreclosed assets	604,873	-	2,811,928
Cash paid to shareholders of Exchange Bank Acquisition	-	-	(6,526,646)
Cash paid to shareholders of Diverse Computer Marketers, Inc. Acquisition	-	(266,560)	(4,872,961)
Net cash paid to acquire The National Bank of Montpelier	(14,779,983)	-	-
Proceeds from sale of Federal Reserve stock	-	19,500	-
Net cash used in investing activities	(646,517)	(12,841,196)	(20,961,139)

See Notes to Consolidated Financial Statements

F7

Rurban Financial Corp.
Consolidated Statements of Cash Flows
Years Ended December 31

	2008	2007	2006

Financing Activities
Net increase in demand deposits, money market, interest checking and savings accounts	$18,765,273	$5,717,453	$553,021
Net increase (decrease) in certificates of deposit	(27,370,079)	(14,241,716)	29,164,512
Net increase in securities sold under agreements to repurchase	419,540	10,735,538	26,190,480
Net decrease in federal funds purchased	-	-	(4,600,000)
Proceeds from Federal Home Loan Bank advances	24,000,000	14,000,000	47,900,000
Repayment of Federal Home Loan Bank advances	(11,353,145)	(11,000,000)	(72,400,000)
Proceeds from notes payable	1,000,000	-	2,700,000
Repayment of notes payable	(922,457)	(1,666,750)	(2,311,326)
Purchase of treasury stock	(1,002,760)	(610,260)	-
Dividends paid	(1,676,723)	(1,302,827)	(1,055,759)
Net cash provided by financing activities	1,859,649	1,631,438	26,140,928

Increase (Decrease) in Cash and Cash Equivalents	10,875,905	(5,298,164)	9,830,952

Cash and Cash Equivalents, Beginning of Year	17,183,627	22,481,791	12,650,839

Cash and Cash Equivalents, End of Year	$28,059,532	$17,183,627	$22,481,791

Supplemental Cash Flows Information
Interest paid	$15,707,642	$17,913,818	$15,084,607
Income taxes paid - net of refunds	$(1,212,000)	$(2,430,000)	$(948,000)
Transfer of loans to foreclosed assets	$2,292,731	$320,600	$556,677
Net assets acquired in business combination	$113,441,000	$-	$-
Net liabilities assumed in business combination	$88,211,000	$-	$-

F8

Rurban Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

Note 1:	Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

Rurban Financial Corp. (“Company”) is a bank holding company whose principal activity is the ownership and management of its wholly-owned subsidiaries, The State Bank and Trust Company (“State Bank”), RFCBC, Inc. (“RFCBC”), RDSI Banking Systems (“RDSI”), Rurban Statutory Trust I (“RST I”), and Rurban Statutory Trust II (“RST II”).  State Bank owns all of the outstanding stock of Rurban Mortgage Company (“RMC”).  State Bank is primarily engaged in providing a full range of banking and financial services to individual and corporate customers in Northwest Ohio and Northeast Indiana.  State Bank is subject to competition from other financial institutions.  State Bank is regulated by certain federal and state agencies and undergoes periodic examinations by those regulatory authorities.  RFCBC operates as a loan subsidiary that continues to administer one classified loan.  RDSI provides data and item processing services to community banks in Arkansas, Florida, Illinois, Indiana, Kansas, Michigan, Missouri, Nebraska, Nevada, Ohio and Wisconsin.  RFS offers a diversified array of trust and financial services to customers nationwide.  RST I and RST II are trusts which were organized in 2000 and 2005, respectively, to manage the Company’s trust preferred securities.

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

F9

Rurban Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

Cash Equivalents

The Company considers all liquid investments with original maturities of three months or less to be cash equivalents.

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

Loans

Loans that management has the intent and ability to hold for the foreseeable future, or until maturity or payoffs, are reported at their outstanding principal balances adjusted for any charge-offs, the allowance for loan losses, any deferred fees or costs on originated loans and unamortized premiums or discounts on purchased loans.  Interest income is reported on the interest method and includes amortization of net deferred loan fees and costs over the loan term.  Generally, loans are placed on non-accrual status not later than 90 days past due, unless the loan is well-secured and in the process of collection.

F10

Rurban Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

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
December 31, 2008 and 2007

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

Mortgage Servicing Rights

Mortgage servicing rights on originated loans that have been sold are initially recorded at fair value.  Capitalized servicing rights are amortized in proportion to and over the period of estimated servicing revenues.  Impairment of mortgage servicing rights is assessed based on a current market interest rate.  For purposes of measuring impairment, the rights are stratified based on predominant risk characteristics of the underlying loans.  The predominant characteristic currently used for stratification is type of loan.  The amount of impairment recognized is the amount by which the capitalized mortgage servicing rights for a stratum exceed their fair value.

Share-Based Employee Compensation Plan

At December 31, 2008 and 2007, the Company had a share-based employee compensation plan, which is described more fully in Note 19.  The Company accounts for this plan under the recognition and measurement principles of Statement of Financial Accounting Standards (SFAS) No. 123R, Share-Based Payment.

F12

Rurban Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

Income Taxes

Deferred tax assets and liabilities are recognized for the tax effects of differences between the financial statement and tax basis of assets and liabilities.  A valuation allowance is established to reduce deferred tax assets if it is more likely than not that a deferred tax asset will not be realized.  The Company files consolidated income tax returns for its subsidiaries.

Treasury Shares

Treasury stock is stated at cost. Cost is determined by first-in, first-out method.  On April 12, 2007, Rurban initiated a stock repurchase program, authorizing the repurchase of up to 250,000 shares, or approximately five percent, of the Company’s outstanding shares.   As of year-end, the Company had repurchased a total of 145,981 shares at an average cost of $11.05 per share.

Earnings Per Share

Earnings per share have been computed based upon the weighted-average common shares outstanding during each year.

Current Economic Conditions

The current economic environment presents financial institutions with unprecedented circumstances and challenges, which in some cases have resulted in large declines in the fair values of investments and other assets, constraints on liquidity and significant credit quality problems, including severe volatility in the valuation of real estate and other collateral supporting loans.  The financial statements have been prepared using values and information currently available to the Company.

Given the volatility of current economic conditions, the values of assets and liabilities recorded in the financial statements could change rapidly, resulting in material future adjustments in asset values, the allowance for loan losses, and capital that could negatively impact the Company’s ability to meet regulatory capital requirements and maintain sufficient liquidity.

F13

Rurban Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

Reclassifications

Certain reclassifications have been made to the 2006 and 2007 financial statements to conform to the 2008 financial statement presentation.  These reclassifications had no affect on net income.

Note 2:	Restriction on Cash and Due From Banks

State Bank is required to maintain reserve funds in cash and/or on deposit with the Federal Reserve Bank.  The reserve required at December 31, 2008, was $1,810,000.

F14

Rurban Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

Note 3:	Securities

The amortized cost and approximate fair values of securities were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Approximate
	Cost	Gains	Losses	Fair Value
Available-for-Sale Securities:
December 31, 2008:
U.S. Treasury and Government agencies	$15,146,301	$65,978	$(28,396)	$15,183,883
Mortgage-backed securities	64,329,865	1,014,453	(797,893)	64,546,425
State and political subdivisions	23,241,636	22,010	(462,215)	22,801,431
Equity securities	23,000	-	-	23,000
Other securities	50,000	1,736	-	51,736

	$102,790,802	$1,104,177	$(1,288,504)	$102,606,475

December 31, 2007:
U.S. Treasury and Government agencies	$40,133,111	$76,292	$(20,040)	$40,189,363
Mortgage-backed securities	36,339,539	370,134	(330,074)	36,379,599
State and political subdivisions	15,991,138	91,752	(64,211)	16,018,679
Equity securities	23,000	-	-	23,000
Other securities	50,000	745	-	50,745

	$92,536,788	$538,923	$(414,325)	$92,661,386

F15

Rurban Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

The amortized cost and fair value of securities available for sale at December 31, 2008, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale
	Amortized	Fair
	Cost	Value

Within one year	$1,749,631	$1,749,631
Due after one year through five years	5,816,222	5,865,316
Due after five years through ten years	14,593,591	14,538,964
Due after ten years	16,278,493	15,883,139
	38,437,937	38,037,050

Mortgage-backed securities & Equity Securities	64,352,865	64,569,425

Totals	$$102,790,802	$$102,606,475

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was $45,770,494 at December 31, 2008, and $44,634,646 at December 31, 2007.  The securities delivered for repurchase agreements were $51,419,727 at December 31, 2008, and $49,177,253 for 2007.

Gross gains of $0, $1,998, and $7,928 and gross losses of $0, $0, and $502,813 resulting from sales of available-for-sale securities were realized for 2008, 2007 and 2006, respectively.  The tax expense for net security gains (losses) for 2008, 2007, and 2006 were $0, $679, and $(168,000), respectively.

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost.  Total fair value of these investments at December 31, 2008 and 2007, were $26,135,897 and $20,200,650, which is approximately 25% and 22% of the Company’s available-for-sale investment portfolio, respectively.

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

In 2002, the Company took an after-tax loss of $1.1 million on an investment in WorldCom bonds.  In 2006, $889,454 of this loss was recovered, which resulted in a $587,000 after-tax gain.  In 2008, an additional amount of $197,487 was recovered, which resulted in a $130,000 after-tax gain.

F16

Rurban Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

Securities with unrealized losses at December 31, 2008, are as follows:

	Less than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Available-for-Sale Securities:
U.S. Treasury and Government agencies	$974,720	$(28,396)	$-	$-	$974,720	$(28,396)
Mortgage-backed securities	9,619,369	(571,239)	1,590,836	(226,654)	11,210,205	(797,893)
State and political subdivisions	12,756,053	(441,439)	1,194,919	(20,776)	13,950,972	(462,215)

	$23,350,142	$(1,041,074)	$2,785,755	$(247,430)	$26,135,897	$(1,288,504)

Securities with unrealized losses at December 31, 2007, are as follows:

	Less than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Available-for-Sale Securities:
U.S. Treasury and Government agencies	$-	$-	$3,979,960	$(20,040)	$3,979,960	$(20,040)
Mortgage-backed securities	1,508,150	(7,235)	9,203,980	(322,839)	10,712,130	(330,074)
State and political subdivisions	1,728,883	$(10,378)	3,779,677	(53,833)	5,508,560	(64,211)

	$3,237,033	$(17,613)	$16,963,617	$(396,712)	$20,200,650	$(414,325)

F17

Rurban Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

Note 4:	Loans and Allowance for Loan Losses

Categories of loans at December 31 include:

	2008	2007
Commercial	$83,645,408	$83,048,522
Commercial real estate	161,566,005	126,784,483
Agricultural	43,641,132	43,369,266
Residential real estate	107,905,198	84,620,992
Consumer	53,338,523	51,357,419
Leasing	266,348	330,000
Total loans	450,362,614	389,510,682
Less
Net deferred loan fees, premiums and discounts	(250,961)	(241,938)
Loans, net of unearned income	450,111,653	389,268,744
Allowance for loan losses	$(5,020,197)	$(3,990,455)

Activity in the allowance for loan losses was as follows:

	2008	2007	2006
Balance, beginning of year	$3,990,455	$3,717,377	$4,699,827
Balance, National Bank of Montpelier	1,104,591	-	-
Provision charged to expense	689,567	521,306	177,838
Recoveries	157,790	183,987	656,963
Losses charged off	(922,206)	(432,215)	(1,817,251)
Balance, end of year	$5,020,197	$3,990,455	$3,717,377

F18

Rurban Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

Individual loans determined to be impaired were as follows:

	At December 31,
	2008	2007	2006
Year-end impaired loans with no allowance for loan losses allocated	$1,706,246	$1,786,931	$607,469

Year-end loans with allowance for loan losses allocated	$865,710	$1,897,903	$1,514,169
Total impaired loans	$2,571,956	$3,684,834	$2,121,638
Amount of allowance allocated	$322,190	$332,805	$224,630

Average of impaired loans during the year	$2,158,106	$2,805,689	$4,177,213

Interest income recognized during impairment	$11,970	$63,425	$46,917

Cash-basis interest income recognized	$14,807	$74,940	$50,779

At December 31, 2008, 2007, and 2006 accruing loans delinquent 90 days or more totaled $0.  Non-accruing loans at December 31, 2008, 2007, and 2006 were $5,178,000, $5,990,000, and $3,828,000, respectively.

Note 5:	Premises and Equipment

Major classifications of premises and equipment stated at cost, were as follows at December 31:

	2008	2007

Land	$2,071,883	$1,720,883
Buildings and improvements	14,781,372	12,327,515
Equipment	10,205,378	11,878,202
Construction in progress	1,064,890	447,295
	28,123,523	26,373,895

Less accumulated depreciation	(10,502,261)	(11,245,141)

Net premises and equipment	$17,621,262	$15,128,754

F19

Rurban Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

Note 6:	Goodwill

The changes in the carrying amount of goodwill for the years ended December 31, 2008, 2007 and 2006 were:

	2008	2007	2006
Balance as of January 1	$13,940,618	$13,674,058	$8,917,373
Goodwill acquired during the year - Data Processing	-	266,559	4,795,149
Goodwill acquired during the year - Banking	7,474,172	-	-
Adjustment on final allocation of purchase price - Banking	-	-	(38,464)
Balance as of December 31	$21,414,790	$13,940,618	$13,674,058

F20

Rurban Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

Note 7:	Other Intangible Assets

The carrying basis and accumulated amortization of recognized intangible assets at December 31, 2008 and 2007 were:

	2008		2007
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Core deposits intangible	$5,450,647	$(1,794,702)	$4,039,615	$(1,340,276)
Customer relationship intangible	200,627	(96,458)	200,627	(87,493)
Banking intangibles	5,651,274	(1,891,160)	4,240,242	(1,427,769)

Customer relationship intangible	2,389,000	(371,623)	2,389,000	(212,356)
Trademark intangible	180,000	(140,000)	180,000	(80,000)
Non-compete intangible	83,000	(64,555)	83,000	(36,889)
Data processing intangibles	2,652,000	(576,178)	2,652,000	(329,245)

Purchased software - banking	469,515	(199,364)	645,778	(447,930)
Purchased software - data processing	11,172,252	(5,662,679)	9,928,769	(6,010,019)
Purchased software - other	351,660	(263,989)	350,010	(184,045)
Purchased software	11,993,427	(6,126,032)	10,924,557	(6,641,994)
Total	$20,296,701	$(8,593,370)	$17,816,799	$(8,399,008)

Amortization expense for core deposits and other intangible assets for the years ended December 31, 2008, 2007 and 2006, were $710,323, $723,754 and $535,351, respectively.  Amortization expense for purchased software for the years ended December 31, 2008, 2007 and 2006 were $1,160,247, $1,339,276 and $1,329,580, respectively.  Estimated amortization expense for each of the following five years is:

	2009	2010	2011	2012	2013

Core deposit intangible	$632,423	$626,595	$621,634	$617,490	$614,029
Customer relationship intangible	8,306	8,801	7,958	7,931	7,136
Banking intangibles	640,729	635,396	629,592	625,421	621,165

Customer relationship intangible	159,267	159,267	159,267	159,267	159,267
Trademark intangible	40,000	-	-	-	-
Non-compete intangible	18,444	-	-	-	-
Data Procesing intangibles	217,711	159,267	159,267	159,267	159,267

Purchased software - Banking	119,285	94,336	43,365	9,874	3,291
Purchased software - Data
Processing	1,195,761	1,093,234	989,614	866,869	480,685
Purchased software - Other	46,323	34,308	7,040	-	-
Purchased Software	1,361,369	1,221,878	1,040,019	876,743	483,976
Total	$2,219,809	$2,016,541	$1,828,878	$1,661,431	$1,264,408

F21

Rurban Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

Note 8:	Mortgage Servicing Rights

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets.  The unpaid principal balance of mortgage loans serviced for others approximated $70,962,000 and $41,849,000 at December 31, 2008 and 2007, respectively.  Contractually specified servicing fees, late fees and ancillary fees of approximately $155,000 and $100,000 are included in loan servicing fees in the income statement at December 31, 2008 and 2007, respectively.

The following table summarizes mortgage servicing rights capitalized and related amortization, along with activity in the related valuation allowance:

	2008	2007	2006

Carrying amount, beginning of year	$397,996	$209,053	$150,653
Mortgage servicing rights capitalized during the year	327,423	201,995	71,741
Servicing rights acquired in acquisition	50,000	-	-
Mortgage servicing rights amortization during the year	(68,341)	(13,052)	(13,341)
Valuation Allowance	(100,000)	-	-
Carrying amount, end of year	$607,078	$397,996	$209,053

Valuation allowance:
Beginning of year	$-	$-	$-
Additions	100,000	-	-

End of year	$100,000	$-	$-

Fair Value, beginning of period	$397,996	$209,053	$150,653
Fair Value, end of period	$607,078	$397,996	$209,053

F22

Rurban Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

Note 9:	Interest-Bearing Time Deposits

Interest-bearing time deposits in denominations of $100,000 or more were $59,766,000 on December 31, 2008, and $57,351,000 on December 31, 2007.  Certificates of Deposit obtained from brokers totaled approximately $1,305,000 and $3,975,000 at December 31, 2008 and 2007, respectively.

At December 31, 2008, the scheduled maturities of time deposits were as follows:

2009	$158,844,618
2010	56,374,522
2011	12,716,037
2012	8,965,097
2013	3,190,520
Thereafter	2,425,408

$242,516,203

Of the $1,305,000 in brokered deposits held at December 31, 2008, $0 mature within the next year.

F23

Rurban Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

Note 10:	Short-Term Borrowings

	2008	2007
Securities sold under repurchase agreements - retail	$8,425,978	$8,006,438
Securities sold under repurchase agreements - broker	35,000,000	35,000,000

Total short-term borrowings	$43,425,978	$43,006,438

At December 31, 2008, State Bank had $25.5 million in federal funds lines, of which none were drawn upon.  At December 31, 2007, State Bank had $20.9 million in federal funds lines, of which none was drawn on.

State Bank has retail repurchase agreements to facilitate cash management transactions with commercial customers.  These obligations are secured by agency and mortgage-backed securities and such collateral is held by the Federal Home Loan Bank.  At December 31, 2008, retail repurchase agreements totaled $8,425,978.  The maximum amount of outstanding agreements at any month-end during 2008 and 2007 totaled $12,531,000 and $8,941,000, respectively, and the monthly average of such agreements totaled $9,113,000 and $7,268,000, respectively.  The agreements at December 31, 2008 and 2007 mature within one month.

State Bank also has repurchase agreements with brokerage firms who are in possession of the underlying securities.  The securities are returned to State Bank on the repurchase date.  The maximum amount of outstanding agreements at any month-end during 2008 and 2007 totaled $35,000,000 and $35,000,000, respectively, and the monthly average of such agreements totaled $35,000,000 and $28,452,000, respectively.  These repurchase agreements mature between 2011 and 2012 and at December 31, 2008, totaled $35,000,000 with a weighted average interest rate at year-end of 4.75%.

F24

Rurban Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

Note 11:	Notes Payable

Notes payable at December 31, include:

	2008	2007

Note payable in the amount of $2,500,000, secured by all inventory, equipment and receivables of RDSI, monthly payments of $41,042 together with interest at a variable rate equal to the 5 Year Treasury Index plus 2.85%, maturing August 23, 2011 (paid off in May 2008)	$-	$922,457

Revolving Demand Note payable in the amount of $3,000,000, secured by all inventory, equipment and receivables of RDSI, monthly payments of interest at prime plus .5%	$1,000,000	$-

	$1,000,000	$922,457

Rurban Financial Corp., the banking holding company, has a $15 million Line of Credit (LOC) with a Regional Bank at a rate of 4.71%.  At December 31, 2008 the balance was $0.

F25

Rurban Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

Note 12:	Federal Home Loan Bank Advances

The Federal Home Loan Bank advances were secured by mortgage loans and commercial real estate loans totaling $139,620,012 at December 31, 2008.  Advances, at interest rates from 3.08 to 6.25 percent, are subject to restrictions or penalties in the event of prepayment.

Aggregate annual maturities of Federal Home Loan Bank advances at December 31, 2008, are:

Debt

2009	$9,082,228
2010	13,465,844
2011	12,459,908
2012	1,278,328
2013	360,546
Total	$36,646,854

F26

Rurban Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

Note 13:	Trust Preferred Securities

On September 15, 2005, RST II, a wholly-owned subsidiary of the Company, closed a pooled private offering of 10,000 Capital Securities with a liquidation amount of $1,000 per security.  The proceeds of the offering were loaned to the Company in exchange for junior subordinated debentures with terms similar to the Capital Securities.  The sole assets of RST II are the junior subordinated debentures of the Company and payments thereunder.  The junior subordinated debentures and the back-up obligations, in the aggregate, constitute a full and unconditional guarantee by the Company of the obligations of RST II under the Capital Securities.  Distributions on the Capital Securities are payable quarterly at an interest rate that changes quarterly and is based on the 3-month LIBOR and are included in interest expense in the consolidated financial statements.  These securities are considered Tier 1 capital (with certain limitations applicable) under current regulatory guidelines.  As of December 31, 2008 and 2007, the outstanding principal balance of the Capital Securities was $10,000,000.

On September 7, 2000, RST I, a wholly-owned subsidiary of the Company, closed a pooled private offering of 10,000 Capital Securities with a liquidation amount of $1,000 per security.  The proceeds of the offering were loaned to the Company in exchange for junior subordinated debentures with terms similar to the Capital Securities.  The sole assets of RST I are the junior subordinated debentures of the Company and payments thereunder.  The junior subordinated debentures and the back-up obligations, in the aggregate, constitute a full and unconditional guarantee by the Company of the obligations of RST I under the Capital Securities.  Distributions on the Capital Securities are payable semi-annually at the annual rate of 10.6% and are included in interest expense in the consolidated financial statements.  These securities are considered Tier 1 capital (with certain limitations applicable) under current regulatory guidelines.  As of December 31, 2008 and 2007, the outstanding principal balance of the Capital Securities was $10,000,000.

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

F27

Rurban Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

Note 14:	Income Taxes

The provision for income taxes includes these components:

	For The Year Ended December 31,
	2008	2007	2006
Taxes currently payable	$642,990	$2,029,195	$1,408,421
Deferred provision (benefit)	1,482,203	(795,035)	(460,305)

Income tax expense	$2,125,193	$1,234,160	$948,116

A reconciliation of income tax expense at the statutory rate to the Company’s actual income tax expense is shown below:

	For The Year Ended December 31,
	2008	2007	2006
Computed at the statutory rate (.34%)	$2,496,427	$1,526,870	$1,260,842
Decrease resulting from
Tax exempt interest	(232,872)	(211,646)	(184,640)
Other	$(138,362)	(81,064)	(128,086)

Actual tax expense	2,125,193	$1,234,160	$948,116

The Company or one of its subsidiaries files income tax returns in the U.S. federal and Ohio jurisdictions.  With few exceptions, the Company is no longer subject to U.S. federal, state and local examinations by tax authorities for years before 2006.

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

F28

Rurban Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

The tax effects of temporary differences related to deferred taxes shown on the balance sheets are:

	At December 31,
	2008	2007
Deferred tax assets
Allowance for loan losses	$1,601,308	$1,244,891
Accrued compensation and benefits	348,131	318,748
Net deferred loan fees	94,532	100,670
Unrealized losses on available-for-sale securities	62,672	-
Mark to market adjustments	-	42,363
Purchase accounting adjustments	223,620	164,796
NOL carry over	592,072	751,000
Other	82,275	48,997
	3,004,610	2,671,465
Deferred tax liabilities
Depreciation	(2,222,534)	(973,163)
Mortgage servicing rights	(274,407)	(135,319)
Unrealized gains on available-for-sale securities	-	(42,363)
Mark to market adjustments	(62,672)	-
Purchase accounting adjustments	(2,655,547)	(2,226,793)
Prepaids	(311,658)	(182,115)
FHLB stock dividends	(465,562)	(422,314)
	(5,992,380)	(3,982,067)

Net deferred tax liability	$(2,987,770)	$(1,310,602)

The NOL carry over begins to expire in 2024.

Note 15:	Other Comprehensive Income (Loss)

Other comprehensive income (loss) components and related taxes are as follows:

	2008	2007	2006

Unrealized gains (losses) on securities available for sale	$(308,925)	$1,459,768	$680,825
Reclassification for realized amount included in income	0	(1,998)	494,885
Other comprehensive income (loss), before tax effect	(308,925)	1,457,770	1,175,710
Tax expense (benefit)	(105,033)	495,642	399,741

Other comprehensive income (loss)	$(203,892)	$962,128	$775,969

F29

Rurban Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and State Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).  Management believes, as of December 31, 2008, that the Company and State Bank exceeds all capital adequacy requirements to which they are subject.

As of December 31, 2008, the most recent notification to the regulators categorized State Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, State Bank must maintain capital ratios as set forth in the table.  There are no conditions or events since that notification that management believes have changed State Bank’s status as well-capitalized.

F30

Rurban Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

The Company and State Bank’s actual capital amounts (in millions) and ratios are also presented in the following table.

	Actual		For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2008
Total Capital (to Risk-Weighted Assets)
Consolidated	$59.5	13.0%	$36.5	8.0%	$-	N/A
State Bank	50.0	11.3%	35.4	8.0%	44.3	10.0%

Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	54.5	11.9%	18.3	4.0%	-	N/A
State Bank	45.0	10.2%	17.7	4.0%	26.6	6.0%

Tier 1 Capital (to Average Assets)
Consolidated	54.5	9.5%	23.1	4.0%	-	N/A
State Bank	45.0	7.7%	23.5	4.0%	29.3	5.0%

As of December 31, 2007
Total Capital (to Risk-Weighted Assets)
Consolidated	$64.2	15.9%	$32.2	8.0%	$-	N/A
State Bank	49.5	12.7%	31.3	8.0%	39.1	10.0%

Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	59.9	14.9%	16.1	4.0%	-	N/A
State Bank	45.5	11.6%	15.6	4.0%	23.5	6.0%

Tier 1 Capital (to Average Assets)
Consolidated	59.9	11.0%	21.9	4.0%	-	N/A
State Bank	45.5	8.4%	21.8	4.0%	27.3	5.0%

Dividends paid by Rurban are mainly provided for by dividends from its subsidiaries.  However, certain restrictions exist regarding the ability of State Bank to transfer funds to Rurban in the form of cash dividends, loans or advances.  Regulatory approval is required in order to pay dividends in excess of State Bank’s earnings retained for the current year plus retained net profits since January 1, 2006.  As of December 31, 2008 all dividend distributions from State Bank to Rurban require prior regulatory approval.

F31

Rurban Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

Note 17:	Related Party Transactions

Certain directors, executive officers and principal shareholders of the Company, including associates of such persons, are loan customers.  A summary of the related party loan activity, for loans aggregating $60,000 or more to any one related party, follows for the years ended December 31, 2008 and 2007:

	2008	2007

Balance, January 1	$6,001,000	$3,454,000
New Loans	3,243,000	3,751,000
Repayments	(3,815,000)	(3,009,000)
Other changes	36,000	1,805,000

Balance, December 31	$5,465,000	$6,001,000

In management’s opinion, such loans and other extensions of credit and deposits were made in the ordinary course of business and were made on substantially the same terms (including interest rates and collateral) as those prevailing at the time for comparable transactions with other persons.  Further, in management’s opinion, these loans did not involve more than normal risk of collectability or present other unfavorable features.

Deposits from related parties held at December 31, 2008 and 2007 totaled $1,136,000 and $977,000, respectively.

Note 18:	Employee Benefits

The Company has retirement savings 401(k) plans covering substantially all employees.  Employees contributing up to 6% of their compensation receive a Company match of 50% of the employee’s contribution.  Employee contributions are vested immediately and the Company’s matching contributions are fully vested after three years of employment.  Employer contributions charged to expense for 2008, 2007 and 2006 were $288,825, $272,750, and $307,000, respectively.

F32

Rurban Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

Also, the Company has deferred compensation agreements with certain active and retired officers.  The agreements provide monthly payments for up to 15 years that equal 15% to 25% of average compensation prior to retirement or death.  The charge to expense for the current agreements were $239,440, $166,000, and $199,000 for 2008, 2007, and 2006, respectively.  Such charges reflect the straight-line accrual over the period until full eligibility of the present value of benefits due each participant on the full eligibility date, using a 6% discount factor.

Life insurance plans are provided for certain executive officers on a split-dollar basis.  The Company is the owner of the split-dollar policies.  The officers are entitled to a sum equal to two times either the employee’s annual salary at death, if actively employed, or final annual salary, if retired, less $50,000, not to exceed the employee’s portion of the death benefit.  The Company is entitled to the portion of the death proceeds which equates to the cash surrender value less any loans on the policy and unpaid interest or cash withdrawals previously incurred by the Company.  The employees have the right to designate a beneficiary(s) to receive their share of the proceeds payable upon death.  The cash surrender value of these life insurance policies and life insurance policies related to the Company’s supplemental retirement plan totaled approximately $2,067,090 at December 31, 2008, and $2,011,589 at December 31, 2007.

Additional life insurance is provided to certain officers through a bank-owned life insurance policy (“BOLI”).  By way of a separate split-dollar agreement, the policy interests are divided between the bank and the insured’s beneficiary.  The bank owns the policy cash value and a portion of the policy net death benefit, over and above the cash value assigned to the insured’s beneficiary.  During 2007, the bank elected to add $1 million in additional BOLI on two key executive officers. The cash surrender value of all life insurance policies totaled approximately $10,557,925 at December 31, 2008, and $10,148,992 at December 31, 2007.

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

Compensation expense is recorded equal to the fair market value of the stock when contributions, which are determined annually by the Board of Directors of the Company, are made to the ESOP.  Allocated shares in the ESOP for each of the three years ended December 31, 2008, 2007 and 2006, were 468,968, 462,850, and 497,955, respectively.

Dividends on allocated shares are recorded as dividends and charged to retained earnings.  Compensation expense is recorded equal to the fair market value of the stock when contributions, which are determined annually by the Board of Directors of the Company, are made to the ESOP.

ESOP expense for the years ended December 31, 2008, 2007 and 2006 was $608,699, $565,644, and $531,000, respectively.

F33

Rurban Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

Note 19:	Share Based Compensation Plan

On March 12, 2007, the Company's single share-based compensation plan, the 1997 Stock Option Plan (the "1997 Plan") expired in accordance with its terms.  In April 2008, the shareholders approved the Rurban Financial Corp. 2008 Stock Incentive Plan (the "2008 Plan").

The 2008 Plan permits the grant or award of incentive stock options, nonqualified stock options, stock appreciation rights ("SARs"); and restricted stock for up to 250,000 Common Shares of the Company.

The 2008 Plan is intended to advance the interests of the Company and its shareholders by offering employees, directors and advisory board members of the Company and its subsidiaries an opportunity to acquire or increase their ownership interest in the Company through grants of equity-based awards.  The 2008 Plan will permit equity-based Awards to be used to attract, motivate, reward and retain highly competent individuals upon whose judgment, initiative, leadership and efforts are key to the success of the Company by encouraging those individuals to become shareholders of the Company.

Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant; those option awards generally vest based on 5 years of continuous service and have 10-year contractual terms.

An Award of Restricted Stock consists of Common Shares that are issued subject to restrictions on transferability and risk of forfeiture if vesting requirements are not met.  The terms and conditions of each Award of Restricted Stock can vary, including the number of shares of Restricted Stock subject to the Award, the vesting requirements of the Restricted Stock and the other terms and conditions applicable to the Restricted Stock.  Subject to the provision of the 2008 Plan and the award agreement, a restricted stock award of 10,000 shares at $10.00 per share was awarded on July 24, 2008 and the restrictions will lapse and become fully vested on December 31, 2010.

The compensation cost that has been charged against income for both the 1997 and 2008 Plans were $119,210, $64,406 and $24,055 for 2008, 2007 and 2006, respectively.  The total income tax benefit recognized in the income statement for share-based compensation arrangements were $40,531, $21,898 and $8,179 for 2008, 2007 and 2006, respectively.

F34

Rurban Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

The fair value of each option award is estimated on the date of grant using a binomial option valuation model that uses the assumptions noted in the following table.  Expected volatility is based on historical volatility of the Company’s stock and other factors.  The Company uses historical data to estimate option exercise and employee termination within the valuation model; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes.  The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding.  The risk-free rate for the period within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.  There were no option awards granted in 2008.

	2007	2006

Expected volatility	27.0%	18.5%
Weighted-average volatility	27.01%	18.5%
Expected dividends	2.0%	1.7%
Expected term (in years)	10	10
Risk-free rate	4.72%	2.3%

F35

Rurban Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

A summary of option activity under the Plan as of December 31, 2008 and changes during the year then ended, is presented below:

	2008
	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding, beginning of year	341,979	$12.86
Granted	-	-
Exercised	-	-
Forfeited	5,939	13.36
Expired	20,277	16.78
Outstanding, end of year	315,763	$12.60	6.05	$-

Exercisable, end of year	218,873	$13.08	5.18	$-

The weighted-average grant-date fair value of options granted during the years 2007 and 2006 were $3.02 and $2.34, respectively.  There were no options granted in 2008.  There were no options exercised during the years ended December 31, 2008, 2007, and 2006.

As of December 31, 2008, there was $308,053 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 1997 Plan and 2008 Plan.  That cost is expected to be recognized over a weighted-average period of 1.58 years

F36

Rurban Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

Note 20:	Earnings Per Share

Earnings per share (EPS) is computed as follows:

	Year Ended December 31, 2008
	Income	Weighted- Average Shares	Per Share Amount

Basic earnings per share
Net income available to common shareholders	$5,217,239	4,925,694	$1.06
Effect of dilutive securities
Stock options & restricted stock	-	-
Diluted earnings per share

Income available to common shareholders and assumed conversions	$5,217,239	4,925,694	$1.06

Options to purchase 315,763 common shares at $10.87 to $15.20 per share were outstanding at December 31, 2008, but were not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares. There were also 10,000 shares of restricted stock that were not included in the computation of diluted EPS.

	Year Ended December 31, 2007
	Income	Weighted- Average Shares	Per Share Amount
Basic earnings per share
Net income available to common shareholders	$3,256,635	5,010,987	$0.65
Effect of dilutive securities
Stock options	-	4,324
Diluted earnings per share

Income available to common shareholders and assumed conversions	$3,256,635	5,015,311	$0.65

F37

Rurban Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

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

F38

Rurban Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

Note 21:	Leases

The Company’s subsidiaries, The State Bank and Trust Company and RDSI Banking Systems have several non-cancellable operating leases for business use that expire over the next ten years.  These leases generally contain renewal options for periods of five years and require the lessee to pay all executory costs such as taxes, maintenance and insurance.  Aggregate rental expense for these leases were $480,019, $535,361 and $307,393 for the years ended December 31, 2008, 2007 and 2006, respectively.

Future minimum lease payments under operating leases are:

2009	$447,183
2010	331,200
2011	321,083
2012	210,200
2013	213,000
Thereafter	620,412

Total minimum lease payments	$2,143,078

F39

Rurban Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

Note 22:	Disclosures about Fair Value of Financial Instruments

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

The fair value of available-for-sale securities are determined by various valuation methodologies.  Level 2 securities include U.S. government agencies, mortgage-backed securities and obligations of political and state subdivisions.

The following table presents the fair value measurements of assets measured at fair value on a recurring basis and the level within FAS 157 fair value hierarchy in which the fair value measurements fall at December 31, 2008:

Fair Value Measurements Using:
Description	Fair Values at 12/31/2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-Sale Securities	$102,606,475	-	$102,606,475	-

F40

Rurban Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

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

Mortgage Servicing Rights

Mortgage servicing rights do not trade in an active, open market with readily observable prices. Accordingly, fair value is estimated using discounted cash flow models. Due to the nature of the valuation inputs, mortgage servicing rights are classified within Level 3 of the hierarchy.

The following table presents the fair value measurements of assets measured at fair value on a non-recurring basis and the level within the FAS 157 fair value hierarchy in which the fair value measurements fall at December 31, 2008:

Fair Value Measurements Using:
Description	Fair Values at 12/31/2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$457,000	-	-	$457,000
Mortgage Servicing Rights	$607,078	-	-	$607,078

The following table presents estimated fair values of the Company’s financial instruments.  The fair values of certain of these instruments were calculated by discounting expected cash flows, which involves significant judgments by management and uncertainties.  Fair value is the estimated amount at which financial assets or liabilities could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale.  Because no market exists for certain of these financial instruments, and because management does not intend to sell these financial instruments, the Company does not know whether the fair values shown below represent values at which the respective financial instruments could be sold individually or in the aggregate.

Cash and Cash Equivalents and Federal Reserve and Federal Home Loan Bank Stock and Accrued Interest Payable and Receivable

The carrying amount approximates the fair value.

F41

Rurban Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

Loans

The estimated fair value for loans receivable, including loans held for sale, net, is based on estimates of the rate State Bank would charge for similar loans at December 31, 2008 and 2007, applied for the time period until the loans are assumed to re-price or be paid.

Deposits & Other Borrowings

Deposits include demand deposits, savings accounts, NOW accounts and certain money market deposits. The carrying amount approximates the fair value. The estimated fair value for fixed-maturity time deposits, as well as borrowings, is based on estimates of the rate State Bank could pay on similar instruments with similar terms and maturities at December 31, 2008 and 2007.

The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties.  The estimated fair value for other financial instruments and off-balance-sheet loan commitments approximate cost at December 31, 2008 and 2007 and are not considered significant to this presentation.

	December 31, 2008		December 31, 2007
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Financial assets
Cash and cash equivalents	$28,059,532	$28,060,000	$17,183,627	$17,184,000
Available-for-sale securities	$102,606,475	$102,606,000	$92,661,386	$92,661,000
Loans, net of allowance for loan losses	$448,915,955	$455,629,000	$386,928,047	$388,253,000
Federal Reserve and FHLB Bank stock	$4,244,100	$4,244,000	$4,021,200	$4,021,000
Accrued interest receivable	$2,964,663	$2,965,000	$3,008,968	$3,009,000

Financial liabilities
Deposits	$484,220,584	$486,787,000	$406,031,182	$406,240,000
Securities sold under agreements to repurchase	$43,425,978	$45,976,000	$43,006,438	$43,110,000
Notes payable	$1,000,000	$1,000,000	$922,457	$922,000
FHLB advances	$36,646,854	$38,196,000	$24,000,000	$24,823,000
Trust preferred securities	$20,620,000	$19,996,000	$20,620,000	$20,503,000
Accrued interest payable	$1,965,842	$1,966,000	$2,532,914	$2,533,000

Note 23:	Commitments and Credit Risk

State Bank grants commercial, agribusiness, consumer and residential loans to customers.  Although State Bank has a diversified loan portfolio, agricultural loans comprised approximately 10% and 11% of the portfolio as of December 31, 2008 and 2007, respectively.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates, or other termination clauses, and may require payment of a fee.  Since a portion of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  Each customer’s creditworthiness is evaluated on a case-by-case basis.  The amount of collateral obtained, if deemed necessary, is based on management’s credit evaluation of the customer.  Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, commercial real estate and residential real estate.

F42

Rurban Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

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

	2008	2007
Loan commitments and unused lines of credit	$67,785,000	$76,445,000
Standby letters of credit	5,436,000	377,000
Total	$73,221,000	$76,822,000

From time to time, certain due from bank accounts are in excess of federally insured limits.

F43

Rurban Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

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

Note 24:	Future Change in Accounting Principles

On June 16, 2008, the FASB issued Staff Position EITF 03-6-1 “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). The FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method described in paragraphs 60 and 61 of FASB Statement No. 128, Earnings per Share. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. The adoption of FSP EITF 03-6-1 is not expected to impact the Corporation’s consolidated financial statements.

Accounting Standards No. 161 “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Management is currently evaluating the impact of SFAS No. 161 on the Corporation’s disclosures.

On December 4, 2007, the FASB issued FASB Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51.” SFAS No. 160 amends ARB No. 51 to establish new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  SFAS No. 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions.  The statement also requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated.  SFAS No. 160 is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008.  Early application is prohibited.  SFAS No. 160 is effective for the Company’s fiscal year that begins on January 1, 2009.

On December 4, 2007, the FASB amended SFAS No. 141 (revised 2007), “Business Combinations.”  SFAS No. 141R, establishes requirements and principles for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree. SFAS No. 141R will apply to business combinations for which the acquisition date is on or after the beginning of the first reporting period for fiscal year beginning on or after December 15, 2008.  Earlier adoption is prohibited.  Accordingly, a calendar year-end company is required to record and disclose business combinations following existing GAAP until January 1, 2009.  Management has adopted SFAS 141R effective January 1, 2009.

F44

Rurban Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115 (SFAS No. 159). SFAS No. 159 permits the Company to choose to measure certain financial assets and liabilities at fair value that are not currently required to be measured at fair value (i.e. the Fair Value Option). Election of the Fair Value Option is made on an instrument-by-instrument basis and is irrevocable. At the adoption date, unrealized gains and losses on financial assets and liabilities for which the Fair Value Option has been elected would be reported as a cumulative adjustment to beginning retained earnings. If the Company elects the Fair Value Option for certain financial assets and liabilities, the Company will report unrealized gains and losses due to changes in their fair value in earnings at each subsequent reporting date. SFAS No. 159 is effective as of January 1, 2008. The Company has not elected the Fair Value Option for any financial assets or liabilities at December 31, 2008.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (FAS 157). FAS 157 enhances existing guidance for measuring assets and liabilities using fair value. Prior to the issuance of FAS 157, guidance for applying fair value was incorporated in several accounting pronouncements. FAS 157 provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. FAS 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. Under FAS 157, fair value measurements are disclosed by level within that hierarchy. While FAS 157 does not add any new fair value measurements, it does change current practice. Changes to practice include: (1) a requirement for an entity to include its own credit standing in the measurement of its liabilities; (2) a modification of the transaction price presumption; (3) a prohibition on the use of block discounts when valuing large blocks of securities for broker-dealers and investment companies; and (4) a requirement to adjust the value of restricted stock for the effect of the restriction even if the restriction lapses within one year. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company adopted FAS 157 effective for the first quarter of 2008.

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

F45

Rurban Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

Note 25:	Condensed Financial Information (Parent Company Only)

Presented below is condensed financial information as to financial position, results of operations and cash flows of the Company:

Condensed Balance Sheets

	2008	2007

Assets
Cash and cash equivalents	$2,319,901	$5,089,342
Investment in common stock of banking subsidiaries	65,847,026	58,521,717
Investment in nonbanking subsidiaries	15,004,464	16,004,390
Other assets	1,913,586	1,972,079

Total assets	$85,084,977	$81,587,528

Liabilities
Trust preferred securities	$20,000,000	$20,000,000
Borrowings from nonbanking subsidiaries	620,000	620,000
Other liabilities	2,802,973	1,642,294

Total liabilities	23,422,973	22,262,294

Stockholders' Equity	61,662,004	59,325,234

Total liabilities and stockholders' equity	$85,084,977	$81,587,528

F46

Rurban Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

Condensed Statements of Income

	2008	2007	2006
Income
Interest income	$1,677	$4,324	$3,099
Dividends from subsidiaries
Banking Subsidiaries	22,100,000	1,200,000	6,400,000
Nonbanking subsidiaries	3,800,000	300,000	-
Total	25,900,000	1,500,000	6,400,000
Other income	1,603,529	1,353,760	1,491,158

Total income	27,505,206	2,858,084	7,894,257

Expenses
Interest expense	1,691,792	1,808,520	1,787,023
Other expense	3,171,949	2,831,749	2,683,109

Total expenses	4,863,741	4,640,269	4,470,132

Income (loss) before income tax and equity in undistributed (excess distributed) income of subsidiaries	22,641,465	(1,782,185)	3,424,125

Income tax benefit	(1,111,193)	(1,115,943)	(1,011,797)

Income (loss) before equity in undistributed (excess distributed) income of subsidiaries	23,752,658	(666,242)	4,435,922

Equity in undistributed (excess distributed) income of subsidiaries
Banking subsidiaries	(17,586,214)	1,710,405	(3,797,432)
Nonbanking subsidiaries	(949,205)	2,212,472	2,121,752

Total	(18,535,419)	3,922,877	(1,675,680)

Net income	$5,217,239	$3,256,635	$2,760,242

F47

Rurban Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

	2008	2007	2006
Operating Activities
Net income	$5,217,239 $	3,256,635	$2,760,242
Items not requiring (providing cash)
Equity in (undistributed) excess distributed net income of subsidiaries	18,535,419	(3,268,799)	2,204,917
Expense of Stock Option Plan	119,210	64,406	24,055
Other Assets	58,494	131,085	(49,256)
Other liabilities	(20,320)	(283,757)	(6,032,292)
Net cash provided by (used in) operating activities	23,910,042	(100,430)	(1,092,334)

Investing Activities
Cash paid to shareholders of National
Bank of Montpelier acquisition	(24,000,000)	-	-
Investment In RDSI	-	-	(5,500,000)
Investment in ROC	-	-	(600,000)
Net cash used in investing activities	(24,000,000)	-	(6,100,000)

Financing Activities
Cash dividends paid	(1,676,723)	(1,302,827)	(1,055,761)
Repayment of note payable	-	-	(240,000)
Purchase of treasury stock	(1,002,760)	(610,260)	-
Net cash used in financing activities	(2,679,483)	(1,913,087)	(1,295,761)

Net Change in Cash and Cash Equivalents	(2,769,441)	(2,013,517)	(8,488,095)

Cash and Cash Equivalents at Beginning of Year	5,089,342	7,102,859	15,590,954

Cash and Cash Equivalents at End of Year	$2,319,901	$5,089,342	$7,102,859

F48

Rurban Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

Note 26:	Segment Information

The reportable segments are determined by the products and services offered, primarily distinguished between Banking and Data/Item Processing operations.  Loans, investments, deposits and financial services provide the revenues in the Banking segment and include the accounts of State Bank, RFCBC and RFS, which provides trust and financial services to customers nationwide.

Service fees provide the revenues in the Data/Item Processing operation and include the accounts of RDSI and DCM.  Other segments include the accounts of the Company, Rurban Financial Corp., which provides management services to its subsidiaries.

The accounting policies used are the same as those described in the summary of significant accounting policies.  Segment performance is evaluated using net interest income, other revenue, operating expense and net income.  Goodwill is allocated.  Income taxes and indirect expenses are allocated on revenue.  Transactions among segments are made at fair value.  The Company allocates certain expenses to other segments.  Information reported internally for performance assessment follows. Reclassifications have been made to the 2006 tables to conform to the 2008 and 2007 tables, which include the consolidation of The State Bank and Trust Company, RFCBC and RFS into Banking, RDSI and DCM into Data/Item Processing, and Rurban Financial Corp. into Other.

		Data		Total	Intersegment	Consolidated
2008	Banking	Processing	Other	Segments	Elimination	Totals

Income Statement information:

Net interest income (expense)	$19,327,854	$(109,864)	$(1,690,115)	$17,527,875	$-	$17,527,875
Other revenue - external customers	7,694,299	20,162,913	203,525	28,060,737	-	28,060,737
Other revenue - other segments	54,019	1,513,093	1,432,097	2,999,209	(2,999,209)	-
Net interest income and other revenue	27,076,172	21,566,142	(54,493)	48,587,821	(2,999,209)	45,588,612
Noninterest expense	20,088,447	17,295,426	3,171,950	40,555,823	(2,999,209)	37,556,614
Significant noncash items:
Depreciation and amortization	1,012,382	2,535,876	136,100	3,684,358	-	3,684,358
Provision for loan losses	689,567	-	-	689,567	-	689,567
Income tax expense	1,784,371	1,452,014	(1,111,193)	2,125,192	-	2,125,192
Segment profit	$4,513,787	$2,818,702	$(2,115,250)	$5,217,239	$-	$5,217,239

Balance sheet information:

Total assets	$637,108,955	$19,955,458	$85,084,977	$742,149,390	$(84,530,481)	$657,618,909
Goodwill and intangibles	20,113,196	7,137,530	-	27,250,726	-	27,250,726
Premises and equipment expenditures	$2,437,582	$5,501,574	$106,610	$8,045,766	$-	$8,045,766

F49

Rurban Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

		Data		Total	Intersegment	Consolidated
2007	Banking	Processing	Other	Segments	Elimination	Totals

Income Statement information:

Net interest income (expense)	$16,859,523	$(268,014)	$(1,804,197)	$14,787,312	$-	$14,787,312
Other revenue - external customers	7,434,979	19,347,947	78,473	26,861,399	-	26,861,399
Other revenue - other segments	551,681	1,539,854	1,314,861	3,406,396	(3,406,396)	-
Net interest income and other revenue	24,846,183	20,619,787	(410,863)	45,055,107	(3,406,396)	41,648,711
Noninterest expense	20,338,289	16,872,968	2,831,749	40,043,006	(3,406,396)	36,636,610
Significant noncash items:
Depreciation and amortization	999,594	2,837,758	132,570	3,969,922	-	3,969,922
Provision for loan losses	521,306	-	-	521,306	-	521,306
Income tax expense	1,076,183	1,273,919	(1,115,942)	1,234,160	-	1,234,160
Segment profit	$2,910,405	$2,472,900	$(2,126,670)	$3,256,635	$-	$3,256,635

Balance sheet information:

Total assets	$541,717,871	$20,419,865	$81,439,870	$643,577,606	$(82,363,608)	$561,213,998
Goodwill and intangibles	11,691,382	7,384,464	-	19,075,846	-	19,075,846
Premises and equipment expenditures	$1,457,804	$2,147,634	$96,231	$3,701,669	$-	$3,701,669

		Data		Total	Intersegment	Consolidated
2006	Banking	Processing	Other	Segments	Elimination	Totals

Income Statement information:

Net interest income (expense)	$17,082,702	$(264,336)	$(1,783,924)	$15,034,442	$-	$15,034,442
Other revenue - external customers	8,211,356	15,011,143	532,822	23,755,321	-	23,755,321
Other revenue - other segments	3,316,764	1,551,655	997,260	5,865,679	(5,865,679)	-
Net interest income and other revenue	28,610,822	16,298,462	(253,842)	44,655,442	(5,865,679)	38,789,763
Noninterest expense	24,943,476	13,142,661	2,683,109	40,769,246	(5,865,679)	34,903,567
Significant noncash items:
Depreciation and amortization	933,518	2,505,065	106,382	3,544,965	-	3,544,965
Provision for loan losses	177,838	-	-	177,838	-	177,838
Income tax expense	886,940	1,072,973	(1,011,797)	948,116	-	948,116
Segment profit	$2,602,568	$2,082,828	$(1,925,154)	$2,760,242	$-	$2,760,242

Balance sheet information:

Total assets	$539,310,887	$20,306,144	$79,188,059	$638,805,090	$(82,797,837)	$556,007,253
Goodwill and intangibles	12,154,202	7,378,838	-	19,533,040	-	19,533,040
Premises and equipment expenditures	$3,079,231	$5,820,264	$142,769	$9,042,264	$-	$9,042,264

F50

Rurban Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

Note 27:	Quarterly Financial Information (Unaudited)

December 31, 2008	March	June	September	December
Interest income	$8,125,216	$8,315,525	$8,021,596	8,206,108
Interest expense	4,308,000	3,883,367	3,573,107	3,376,096
Net interest income	3,817,216	4,432,158	4,448,489	4,830,012
Provision for loan losses	192,218	212,997	146,173	138,179
Noninterest income	7,515,513	6,801,158	6,988,712	6,755,354
Noninterest expense	9,601,360	9,110,346	9,278,898	9,566,009
Income tax expense	429,795	554,149	588,090	553,159
Net income	1,109,356	1,355,824	1,424,040	1,328,019

Earnings per share
Basis	0.22	0.28	0.29	0.27
Diluted	0.22	0.28	0.29	0.27

Dividends per share	0.08	0.08	0.09	0.09

December 31, 2007	March	June	September	December
Interest income	$8,016,828	$8,234,039	$8,350,340	8,408,422
Interest expense	4,423,552	4,483,901	4,689,389	4,625,477
Net interest income	3,593,276	3,750,138	3,660,951	3,783,287
Provision for loan losses	92,640	145,594	140,409	142,663
Noninterest income	6,738,742	6,507,700	6,782,842	6,832,115
Noninterest expense	9,300,253	9,065,370	9,106,400	9,164,587
Income tax expense	236,672	261,829	333,384	402,275
Net income	702,453	785,045	863,601	905,536

Earnings per share
Basis	0.14	0.16	0.17	0.18
Diluted	0.14	0.16	0.17	0.18

Dividends per share	0.06	0.06	0.07	0.07

F51

Rurban Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

Note 28:	Business Acquisitions

National Bank of Montpelier

On December 1, 2008, the Company acquired NBM Bancorp, Incorporated (“NBM Bancorp”) and its subsidiary, National Bank of Montpelier (“NBM”), headquartered in Montpelier, Ohio. NBM merged with and into The State Bank and Trust Company. As a result of this acquisition, the Company will have an opportunity to increase its loan and deposit base and reduce transaction costs.  The Company also expects to reduce costs through economies of scale.

As a result of the merger and in accordance with the terms of the Agreement and Plan of Merger dated as of May 22, 2008, each of the 219,334 shares of common stock of NBM Bancorp outstanding at the time of the merger were converted into the right to receive $113.98 in cash, which will result in the payment by Rurban in aggregate of approximately $24 million in cash to NBM Bancorp shareholders. Approximately $1 million is recorded as a payable on the company’s books as of December 31, 2008.

National Bank of Montpelier has five banking centers in Williams County, two located in Montpelier and one each in Pioneer, West Unity and Bryan, Ohio.  Upon the completion of the merger, these banking centers were merged with and became banking centers of The State Bank and Trust Company, a wholly-owned subsidiary of Rurban.

F52

Rurban Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

The following table summarizes the estimated fair values of the net assets acquired and the computation of the purchase price and goodwill related to the acquisition.

Cash and cash equivalents	$9,226,000
Investments	48,774,000
Loans	43,655,000
Core deposits intangible	1,411,000
Goodwill	7,474,000
Premises and equipment	1,678,000
Other assets	1,223,000
Total assets acquired	$113,441,000

Deposits	$86,794,000
Other liabilities	1,417,000
Total liabilities assumed	88,211,000
Net assets acquired	$25,230,000

The only significant intangible asset acquired was the core deposit base, which has a useful life of seven years and will be amortized using the straight-line method.  The $7.5 million of goodwill was assigned entirely to the banking segment of the business and is not expected to be deductible for tax purposes.

The following proforma disclosures, including the effect of the purchase accounting, depict the results of operations as though the acquisition of Montpelier had taken place at the beginning of each period.

	Year Ended December 31,
($ 000's) (except per share data)	2008	2007	2006
Net interest income	$21,174	$18,753	$19,121
Net income	$6,313	$4,325	$3,902
Per share - combined:
Basic net income	$1.25	$0.86	$0.78
Diluted net income	$1.25	$0.86	$0.78

F53

RURBAN FINANCIAL CORP.

ANNUAL REPORT ON FORM 10-K
FOR FISCAL YEAR ENDED DECEMBER 31, 2008

INDEX TO EXHIBITS

Exhibit No.	Description	Location

2.1	Agreement and Plan of Merger, dated as of May 22, 2008, by and among Rurban Financial Corp., Rurban Merger Corp, and NBM Bancorp, Incorporated	Incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed May 23, 2008 (File No. 0-13507).

3.1	Amended Articles of Registrant, as amended	Incorporated herein by reference to Exhibit 3(a)(i) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1989 (File No. 0-13507).

3.2	Certificate of Amendment to the Amended Articles of Rurban Financial Corp.	Incorporated herein by reference to Exhibit 3(b) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993 (File No. 0-13507).

3.3	Certificate of Amendment to the Amended Articles of Rurban Financial Corp.	Incorporated herein by reference to Exhibit 3(c) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 0-13507).

3.4	Amended and Restated Articles of Rurban Financial Corp. [Note: filed for purposes of SEC reporting compliance only – this document has not been filed with the Ohio Secretary of State.]	Incorporated herein by reference to Exhibit 3(d) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 0-13507).

3.5	Amended and Restated Regulations of Rurban Financial Corp.	Incorporated herein by reference to Exhibit 3.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (File No. 0-13507).

4.1
Indenture, dated as of September 15, 2005, by and between Rurban Financial Corp. and Wilmington Trust Company, as Debenture Trustee, relating to Floating Rate Junior Subordinated Deferrable Interest Debentures
Incorporated herein by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 (File No. 0-13507).

118.

Exhibit No.	Description	Location

4.2	Amended and Restated Declaration of Trust of Rurban Statutory Trust II, dated as of September 15, 2005	Incorporated herein by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 (File No. 0-13507).

4.3	Guarantee Agreement, dated as of September 15, 2005, by and between Rurban Financial Corp. and Wilmington Trust Company, as Guarantee Trustee	Incorporated herein by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 (File No. 0-13507).

4.4	Agreement to furnish instruments and agreements defining rights of holders of long-term debt	Filed herewith.

10.1*	Rurban Financial Corp. Plan to Allow Directors to Elect to Defer Compensation	Incorporated herein by reference to Exhibit 10(v) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (File No. 0-13507).

10.2*	Rurban Financial Corp. 1997 Stock Option Plan	Incorporated herein by reference to Exhibit 10(v) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (File No. 0-13507).

10.3*	Form of Non-Qualified Stock Option Agreement with Five-Year Vesting under Rurban Financial Corp. 1997 Stock Option Plan	Incorporated herein by reference to Exhibit 10(w) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 0-13507).

10.4*	Form of Non-Qualified Stock Option Agreement with Vesting After One Year of Employment under Rurban Financial Corp. 1997 Stock Option Plan	Incorporated herein by reference to Exhibit 10(a) to the Company’s Current Report on Form 8-K filed March 21, 2005 (File No. 0-13507).

119.

Exhibit No.	Description	Location

10.5*	Form of Incentive Stock Option Agreement with Five-Year Vesting under Rurban Financial Corp. 1997 Stock Option Plan	Incorporated herein by reference to Exhibit 10(x) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 0-13507).

10.6*	Form of Incentive Stock Option Agreement with Vesting After One Year of Employment under Rurban Financial Corp. 1997 Stock Option Plan	Incorporated herein by reference to Exhibit 10(c) to the Company’s Current Report on Form 8-K filed March 21, 2005 (File No. 0-13507).

10.7*	Form of Stock Appreciation Rights under Rurban Financial Corp. 1997 Stock Option Plan	Incorporated herein by reference to Exhibit 10(b) to the Company’s Current Report on Form 8-K filed March 21, 2005 (File No. 0-13507).

10.8*	Rurban Financial Corp. 2008 Stock Incentive Plan	Incorporated herein by reference to Exhibit 10 to the Company’s Current Report on Form 8-K filed April 22, 2008 (File No. 0-13507).

10.9*	Form of Restricted Stock Award Agreement (For Employees) under Rurban Financial Corp. 2008 Stock Option Plan	In Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed April 22, 2008 (File No. 0-13507).

10.10*	Employees’ Stock Ownership and Savings Plan of Rurban Financial Corp.	Incorporated herein by reference to Exhibit 10(y) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (File No. 0-13507).

10.11*	Rurban Financial Corp. Employee Stock Purchase Plan	Incorporated herein by reference to Exhibit 10(z) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (File No. 0-13507).

10.12*	Employment Agreement, executed March 6, 2006 and effective as of March 1, 2006, by and between Rurban Financial Corp. and Kenneth A. Joyce	Incorporated herein by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (File No. 0-13507).

10.13*	First Amendment to Employment Agreement, executed May 19, 2006 and effective as of March 1, 2006, by and between Rurban Financial Corp. and Kenneth A. Joyce	Incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006 (File No. 0-13507).

10.14*	Second Amendment to Employment Agreement, effective as of December 31, 2008, by and between Rurban Financial Corp. and Kenneth A. Joyce	Filed herewith.

10.15*	Amended and Restated Supplemental Executive Retirement Plan Agreement, effective as of December 31, 2008, by and between Rurban Financial Corp. and Kenneth A. Joyce	Filed herewith.

10.16*	Schedule identifying other substantially identical Amended and Restated Supplemental Executive Retirement Plan Agreements with executive officers of Rurban Financial Corp. and its subsidiaries	Filed herewith.

120.

Exhibit No.	Description	Location

10.17*	Amended and Restated Change in Control Agreement, effective as of December 31, 2008, by and between Rurban Financial Corp. and Duane L. Sinn	Filed herewith.

10.18*	Schedule identifying other substantially identical Amended and Restated Change in Control Agreements with executive officers of Rurban Financial Corp. and its subsidiaries	Filed herewith.

10.19*	Non-Qualified Deferred Compensation Plan effective as of January 1, 2007	Incorprated herein by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (File No. 0-13507)

11	Statement re: Computation of Per Share Earnings	Included in Note 1 of the Notes to Consolidated Financial Statements of Registrant in the financial statements portion of this Annual Report on Form 10-K.

21	Subsidiaries of Registrant	Filed herewith.

23	Consent of BKD, LLP	Filed herewith.

24	Power of Attorney of Directors and Executive Officers	Included on signature page of this Annual Report on Form 10-K

31.1	Rule 13a-14(a)/15d-14(a) Certification – Principal Executive Officer	Filed herewith.

31.2	Rule 13a-14(a)/15d-14(a) Certification – Principal Financial Officer	Filed herewith.

32.1	Section 1350 Certification – Principal Executive Officer and Principal Financial Officer	Filed herewith.

* Management contract or compensatory plan or arrangement.

121.