Form 10-Q
period 2009-03-31
RURBAN FINANCIAL CORP
filed 2009-05-15
CIK 767405

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
OR

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).       ☐ Yes     ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  Large Accelerate Filer ☐  Accelerated Filer ☐  Non-Accelerated Filer ☐ Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Shares, without par value	4,868,530 shares
(class)	(Outstanding at May 14, 2009)

RURBAN FINANCIAL CORP.

FORM 10-Q

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The interim condensed consolidated financial statements of Rurban Financial Corp. (“Rurban” or the “Company”) are unaudited; however, the information contained herein reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of financial condition and results of operations for the interim periods presented.  All adjustments reflected in these financial statements are of a normal recurring nature in accordance with Rule 10-01 of Regulation S-X.  Results of operations for the three months ended March 31, 2009 are not necessarily indicative of results for the complete year.

Rurban Financial Corp.
Condensed Consolidated Balance Sheets
March 31, 2009 and December 31, 2008

	(Unaudited)
	March 31,	December 31,
	2009	2008
Assets
Cash and due from banks	$14,814,685	$18,059,532
Federal funds sold	8,200,000	10,000,000
Cash and cash equivalents	23,014,685	28,059,532
Available-for-sale securities	127,879,529	102,606,475
Loans held for sale	9,095,776	3,824,499
Loans, net of unearned income	434,051,854	450,111,653
Allowance for loan losses	(5,348,952)	(5,020,197)
Premises and equipment	17,159,167	17,621,262
Purchased software	5,741,678	5,867,395
Federal Reserve and Federal Home Loan Bank stock	3,544,100	4,244,100
Foreclosed assets held for sale, net	1,393,155	1,384,335
Interest receivable	2,864,190	2,964,663
Goodwill	21,414,790	21,414,790
Core deposits and other intangibles	5,614,025	5,835,936
Cash value of life insurance	12,734,983	12,625,015
Other	6,653,626	6,079,451

Total assets	$665,812,606	$657,618,909

See notes to condensed consolidated financial statements (unaudited)

Note: The balance sheet at December 31, 2008 has been derived from the audited consolidated financial statements at that date

Rurban Financial Corp.
Condensed Consolidated Balance Sheets
March 31, 2009 and December 31, 2008

	(Unaudited)
	March 31,	December 31,
	2009	2008
Liabilities and Stockholders’ Equity
Liabilities
Deposits
Demand	$49,968,772	$52,242,626
Savings, interest checking and money market	204,527,419	189,461,755
Time	233,137,761	242,516,203
Total deposits	487,633,952	484,220,584
Notes payable	2,500,000	1,000,000
Federal Home Loan Bank advances	36,059,017	36,646,854
Retail repurchase agreements	47,894,843	43,425,978
Trust preferred securities	20,620,000	20,620,000
Interest payable	1,724,525	1,965,842
Other liabilities	5,759,759	8,077,647
Total liabilities	602,192,096	595,956,905
Commitments and Contingent Liabilities
Stockholders’ Equity
Common stock, $2.50 stated value; authorized 10,000,000 shares; issued 5,027,433 shares; outstanding March 2009 – 4,871,373 shares, December 2008 – 4,881,452 shares	12,568,583	12,568,583
Additional paid-in capital	15,072,847	15,042,781
Retained earnings	36,449,912	35,785,317
Accumulated other comprehensive income (loss)	1,222,435	(121,657)
Treasury Stock, at cost
Common; Mar. 2009 – 156,060 shares, Dec. 2008 – 145,981 shares	(1,693,267)	(1 ,613,020)
Total stockholders’ equity	63,620,510	61,662,004

Total liabilities and stockholders’ equity	$665,812,606	$657,618,909

See notes to condensed consolidated financial statements (unaudited)

Note: The balance sheet at December 31, 2008 has been derived from the audited consolidated financial statements at that date

Rurban Financial Corp.
Condensed Consolidated Statements of Income (Unaudited)
Three Months Ended

	March 31, 2009	March 31, 2008
Interest Income
Loans
Taxable	$6,814,633	$6,808,196
Tax-exempt	25,457	21,350
Securities
Taxable	1,079,497	1,039,894
Tax-exempt	227,884	158,367
Other	132	97,409
Total interest income	8,147,603	8,125,216

Interest Expense
Deposits	1,898,304	3,091,902
Other borrowings	14,392	17,506
Retail repurchase agreements	427,487	460,552
Federal Home Loan Bank advances	392,572	302,336
Trust preferred securities	398,985	435,704
Total interest expense	3,131,740	4,308,000

Net Interest Income	5,015,863	3,817,216

Provision for Loan Losses	495,142	192,218

Net Interest Income After Provision for Loan Losses	4,520,721	3,624,998

Non-interest Income
Data service fees	4,972,549	5,264,565
Trust fees	583,623	855,107
Customer service fees	574,699	586,207
Net gains on loan sales	1,078,047	274,603
Net realized gain on sales of securities	53,807	-
Net proceeds from VISA IPO	-	132,106
Investment securities recoveries	-	197,487
Loan servicing fees	67,873	62,940
Loss on sale of assets	(58,655)	(71,032)
Other	175,562	213,530
Total non-interest income	7,447,505	7,515,513

See notes to condensed consolidated financial statements

Rurban Financial Corp.
Condensed Consolidated Statements of Income (Unaudited)
Three Months Ended

	March 31, 2009	March 31, 2008
Non-interest Expense
Salaries and employee benefits	$4,924,122	$4,438,764
Net occupancy expense	672,401	566,016
Equipment expense	1,613,393	1,567,637
Data processing fees	135,736	96,567
Professional fees	498,055	570,687
Marketing expense	188,746	181,747
Printing and office supplies	214,542	186,052
Telephone and communications	406,393	421,929
Postage and delivery expense	609,022	602,634
State, local and other taxes	232,896	180,768
Employee expense	259,938	230,611
Other	719,780	557,948
Total non-interest expense	10,475,024	9,601,360

Income Before Income Tax	1,493,202	1,539,151

Provision for Income Taxes	389,649	429,795

Net Income	$1,103,553	$1,109,356

Basic Earnings Per Share	$0.23	$0.22

Diluted Earnings Per Share	$0.23	$0.22

Dividends Declared Per Share	$0.09	$0.08

See notes to consolidated financial statements (unaudited)

RURBAN FINANCIAL CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’
EQUITY (UNAUDITED)

	Three Months Ended
	March 31, 2009	March 31, 2008

Balance at beginning of period	$61,662,004	$59,325,235

Cumulative effect adjustment for split dollar BOLI	-	(116,303)

Net Income	1,103,553	1,109,356

Other comprehensive loss:
Net change in unrealized gains (losses)
On securities available for sale, net	1,344,092	350,193
Total comprehensive income	2,447,645	1,459,549

Cash dividend	(438,958)	(397,914)

Purchase of treasury shares	(80,247)	(421,000)

Share-based compensation expense	30,066	20,744

Balance at end of period	$63,620,510	$59,870,311

See notes to condensed consolidated financial statements (unaudited)

Rurban Financial Corp.
Condensed Consolidated Statements of Cash Flows (Unaudited)
Three Months Ended

	March 31, 2009	March 31, 2008
Operating Activities
Net income	$1,103,553	$1,109,356
Items not requiring (providing) cash
Depreciation and amortization	906,560	976,290
Provision for loan losses	495,142	192,218
Expense of share-based compensation plan	30,066	20,744
Amortization of premiums and discounts on securities	126,959	15,842
Amortization of intangible assets	221,911	173,382
Deferred income taxes	(1,367,386)	(180,403)
FHLB Stock Dividends	-	(40,900)
Proceeds from sale of loans held for sale	75,954,853	15,208,863
Originations of loans held for sale	(80,148,083)	(15,749,144)
Gain from sale of loans	(1,078,047)	(274,603)
Gain on available for sale securities	(53,807)	-
(Gain) loss on sale of foreclosed assets	58,655	(3,180)
Loss on sales of fixed assets	27,878	71,032
Changes in
Interest receivable	100,473	256,716
Other assets	(662,788)	656,421
Interest payable and other liabilities	(1,884,229)	(248,376)

Net cash provided by (used in) operating activities	(6,168,290)	2,184,258

Investing Activities
Purchases of available-for-sale securities	(37,662,358)	(36,191,291)
Proceeds from maturities of available-for-sale securities	10,851,012	34,989,055
Proceeds from sales of available-for-sale securities	3,501,640	-
Proceeds from sales of Fed Stock	700,000	-
Net change in loans	15,677,493	(4,461,937)
Purchase of premises and equipment and software	(347,271)	(1,196,249)
Proceeds from sales of premises and equipment	645	301,314
Proceeds from sale of foreclosed assets	127,090	62,385

Net cash used in investing activities	(7,151,749)	(6,496,723)

See notes to condensed consolidated financial statements (unaudited)

Rurban Financial Corp.
Condensed Consolidated Statements of Cash Flows (Unaudited) (continued)
Three Months Ended

	March 31, 2009	March 31, 2008
Financing Activities
Net increase in demand deposits, money market, interest checking and savings accounts	$12,791,810	$15,712,413
Net decrease in certificates of deposit	(9,378,442)	(5,031,327)
Net increase in securities sold under agreements to repurchase	4,468,865	530,132
Proceeds from Federal Home Loan Bank advances	2,000,000	1,000,000
Repayment of Federal Home Loan Bank advances	(2,587,836)	(2,000,000)
Proceeds from notes payable	1,500,000	-
Repayment of notes payable	-	(104,873)
Purchase of treasury stock	(80,247)	(421,000)
Dividends paid	(438,958)	(397,914)

Net cash provided by financing activities	8,275,192	9,287,431

Increase (Decrease) in Cash and Cash Equivalents	(5,044,847)	4,974,966

Cash and Cash Equivalents, Beginning of Year	28,059,532	17,183,627

Cash and Cash Equivalents, End of Period	$23,014,685	$22,158,593

Supplemental Cash Flows Information

Interest paid	$3,373,057	$4,359,285

Transfer of loans to foreclosed assets	$190,158	$1,507,718

See notes to condensed consolidated financial statements (unaudited)

RURBAN FINANCIAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A—BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q.  Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  The financial statements reflect all adjustments that are, in the opinion of management, necessary to fairly present the financial position, results of operations and cash flows of the Company.  Those adjustments consist only of normal recurring adjustments.  Results of operations for the three months ended March 31, 2009 are not necessarily indicative of results for the complete year.

The condensed consolidated balance sheet of the Company as of December 31, 2008 has been derived from the audited consolidated balance sheet of the Company as of that date.

For further information, refer to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

NOTE B—EARNINGS PER SHARE

Earnings per share (EPS) have been computed based on the weighted average number of shares outstanding during the periods presented. For the periods ended March 31, 2009 and 2008, share based awards totaling 327,263 and 329,640 common shares, respectively, were not considered in computing EPS as they were anti-dilutive. The number of shares used in the computation of basic and diluted earnings per share were:

	Three Months Ended
	March 31
	2009	2008
Basic earnings per share	4,875,936	4,962,428
Diluted earnings per share	4,875,936	4,962,511

NOTE C – LOANS, RISK ELEMENTS AND ALLOWANCE FOR LOAN LOSSES

Total loans on the balance sheet are comprised of the following classifications at:

	March 31,	December 31,
	2009	2008

Commercial	$82,912,530	$83,645,408
Commercial real estate	157,986,340	161,566,005
Agricultural	41,506,827	43,641,132
Residential real estate	99,798,225	107,905,198
Consumer	51,798,301	53,338,523
Lease financing	288,500	266,348
Total loans	434,290,723	450,362,614
Less
Net deferred loan fees, premiums and discounts	(238,869)	(250,961)

Loans, net of unearned income	$434,051,854	$450,111,653
Allowance for loan losses	$(5,348,952)	$(5,020,197)

The following is a summary of the activity in the allowance for loan losses account for the three months ended March 31, 2009 and 2008.

	Three Months Ended
	March 31,
	2009	2008
Balance, beginning of period	$5,020,197	$3,990,455
Provision charged to expense	495,142	192,218
Recoveries	20,994	30,848
Loans charged off	(187,381)	(197,291)
Balance, end of period	$5,348,952	$4,016,230

The following schedule summarizes nonaccrual, past due and impaired loans at:

	March 31,	December 31,
	2009	2008
Non-accrual loans	$9,163,368	$5,177,694

Accruing loans which are contractually
past due 90 days or more as to interest or
principal payments	7,350	-
Total non-performing loans	$9,170,718	$5,177,694

In addition to the above mentioned non-performers, management was very proactive in reaching out to customers to restructure loans.  On March 31, 2009, approximately $6.87 million in loans were restructured and are currently paying under the new terms.  At December 31, 2008, $151,000 in loans were restructured and paying under the new terms.

Individual loans determined to be impaired were as follows:

	March 31,	December 31,
	2009	2008

Loans with no allowance for loan losses allocated	$8,137,000	$1,857,000
Loans with allowance for loan losses allocated	4,138,000	866,000
Total impaired loans	$12,275,000	$2,723,000

Amount of allowance allocated	$630,000	$322,000

NOTE D – REGULATORY MATTERS

The Company and The State Bank and Trust Company (“State Bank”) are subject to various regulatory capital requirements administered by federal and state banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional, discretionary actions by regulators.  If undertaken, these actions could have a direct material adverse effect on the Company’s financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and State Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices.  The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and State Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined in the regulations), and of Tier I capital to average assets (as defined in the regulations).  As of March 31, 2009 and December 31, 2008, the Company and State Bank exceeded all “well-capitalized” requirements to which they were subject.

As of December 31, 2008, the most recent notification to the regulators categorized State Bank as well-capitalized under the regulatory framework for prompt corrective action.  To be categorized as well-capitalized, State Bank must maintain capital ratios as set forth in the following table.  There are no conditions or events since that notification that management believes have changed State Bank’s categorization as well capitalized.

The Company’s consolidated, and State Bank’s actual, capital amounts (in millions) and ratios, as of March 31, 2009 and December 31, 2008, are also presented in the following table.

	Actual		Minimum Required For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2009
Total Capital (to Risk-Weighted Assets)
Consolidated	$60.7	13.5%	$36.0	8.0%	$—	N/A
State Bank	50.7	11.6	35.1	8.0	43.9	10.0

Tier I Capital (to Risk-Weighted Assets)
Consolidated	55.3	12.3	18.0	4.0	—	N/A
State Bank	45.4	10.3	17.6	4.0	26.3	6.0

Tier I Capital (to Average Assets)
Consolidated	55.3	8.3	26.7	4.0	—	N/A
State Bank	45.4	6.9	26.2	4.0	32.8	5.0

As of December 31, 2008
Total Capital (to Risk-Weighted Assets)
Consolidated	$59.5	13.0%	$36.5	8.0%	$—	N/A
State Bank	50.0	11.3	35.4	8.0	44.3	10.0

Tier I Capital (to Risk-Weighted Assets)
Consolidated	54.5	11.9	18.3	4.0	—	N/A
State Bank	45.0	10.2	17.7	4.0	26.6	6.0

Tier I Capital (to Average Assets)
Consolidated	54.5	9.5	23.1	4.0	—	N/A
State Bank	45.0	7.7	23.5	4.0	29.3	5.0

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

NOTE F - NEW ACCOUNTING PRONOUNCEMENTS

On April 9, 2009, the FASB finalized three FASB Staff Positions (“FSPs”) regarding the accounting treatment for investments including mortgage-backed securities.  These FSPs changed the method for determining if an Other-Than-Temporary Impairment (“OTTI”) exists and the amount of OTTI to be recorded through an entity’s income statement.  The changes brought about by the FSPs provide greater clarity and reflect a more accurate representation of the credit and noncredit components of an OTTI event.  The three FSPs are as follows:

•         FSP “SFAS 157-4 Determining Fair Value When the Volume and Level of Activity for the Assets or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” addresses the criteria to be used in the determination of an active market in determining whether observable transactions are Level 1 or Level 2 under the framework established by SFAS 157, “Fair Value Measurements.”  The FSP reiterates that fair value is based on the notion of exit price in an orderly transaction between willing market participants at the valuation date.
•         FSP “SFAS 115-2 and SFAS 124-2, Recognition and Presentation of Other-than-Temporary Impairments” provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on debt securities.
•         FSP “SFAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments” enhances consistency in financial reporting by increasing the frequency of fair value disclosures.

These staff positions are effective for financial statements issued for periods ending after June 15, 2009, with early application possible for the quarter ended March 31, 2009.  The Company elected not to adopt any of the above positions early.  Adoption of these staff positions is not expected to have a material effect on the Company’s financial position or results of operations.

On June 16, 2008, the FASB issued Staff Position EITF 03-6-1 “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”).  The FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method described in paragraphs 60 and 61 of FASB Statement No. 128, Earnings per Share.  FSP EITF 03-6-1 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008.  The adoption of FSP EITF 03-6-1 has not impacted the Corporation’s consolidated financial statements.

Accounting Standards No. 161 “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS No. 161”).  SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby, improves the transparency of financial reporting.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  Management has determined there is no impact from SFAS No. 161 on the Corporation’s disclosures.

On December 4, 2007, the FASB issued FASB Statement No. 160, “Non-controlling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51.” SFAS No. 160 amends ARB No. 51 to establish new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary.  SFAS No. 160 clarifies that changes in a parent’s ownership interest in a subsidiary that does not result in deconsolidation are equity transactions.  The statement also requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated.  SFAS No. 160 is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008.  Early application is prohibited.  SFAS No. 160 is effective for the Company’s fiscal year that begins on January 1, 2009.

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

In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115 (SFAS No. 159).  SFAS No. 159 permits the Company to choose to measure certain financial assets and liabilities at fair value that are not currently required to be measured at fair value (i.e. the Fair Value Option).  Election of the Fair Value Option is made on an instrument-by-instrument basis and is irrevocable.  At the adoption date, unrealized gains and losses on financial assets and liabilities for which the Fair Value Option has been elected would be reported as a cumulative adjustment to beginning retained earnings.  If the Company elects the Fair Value Option for certain financial assets and liabilities, the Company will report unrealized gains and losses due to changes in their fair value in earnings at each subsequent reporting date. SFAS No. 159 is effective as of January 1, 2008.  The Company has not elected the Fair Value Option for any financial assets or liabilities at March 31, 2009.

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

NOTE G – COMMITMENTS AND CREDIT RISK

As of March 31, 2009, loan commitments and unused lines of credit totaled $72,865,000, standby letters of credit totaled $5,308,000 and no commercial letters of credit were outstanding.  At December 31, 2008, loan commitments and unused lines of credit totaled $67,785,000, standby letters of credit totaled $5,436,000 and no commercial letters of credit were outstanding.

NOTE H – SEGMENT INFORMATION

The reportable segments are determined by the products and services offered, primarily distinguished between banking and data processing operations.  “Other” segment information includes the accounts of the holding company, Rurban, which combined, provides management and operational services to its subsidiaries.  Information reported internally for performance assessment follows.

NOTE H — SEGMENT INFORMATION (Continued)

As of and for the three months ended March 31, 2009

Income statement information:	Banking	Data Processing	Other	Total Segments	Intersegment Elimination	Consolidated Totals

Net interest income (expense)	$5,439,653	$(25,075)	$(398,715)	$5,015,863		$5,015,863

Non-interest income -external customers	2,481,920	4,944,671	20,914	7,447,505		7,447,505

Non-interest income - other segments	19,872	428,016	378,593	826,481	(826,481)	-

Total revenue	7,941,445	5,347,612	792	13,289,849	(826,481)	12,463,368

Non-interest expense	6,307,784	4,184,780	808,941	11,301,505	(826,481)	10,475,024

Significant non-cash items:
Depreciation and amortization	270,118	611,956	24,486	906,560	-	906,560
Provision for loan losses	495,142	-	-	495,142	-	495,142

Income tax expense (benefit)	275,062	395,363	(280,776)	389,649	-	389,649

Segment profit (loss)	$863,457	$767,469	$(527,373)	$1,103,553	$-	$1,103,553

Balance sheet information:
Total assets	$644,158,701	$20,244,226	$3,203,320	$667,606,247	$(1,793,641)	$665,812,606

Goodwill and intangibles	$19,953,018	$7,075,797	$-	$27,028,815	$-	$27,028,815

Premises and equipment expenditures	$96,645	$225,435	$25,191	$347,271	$-	$347,271

NOTE H — SEGMENT INFORMATION (Continued)

As of and for the three months ended March 31, 2008

Income statement information:	Banking	Data Processing	Other	Total Segments	Intersegment Elimination	Consolidated Totals

Net interest income (expense)	$4,295,351	$(43,240)	$(434,895)	$3,817,216		$3,817,216

Non-interest income - external customers	2,159,188	5,259,566	96,759	7,515,513		7,515,513

Non-interest income - other segments	9,366	389,403	309,998	708,767	(708,767)	-

Total revenue	6,463,905	5,605,729	(28,138)	12,041,496	(708,767)	11,332,729

Non-interest expense	5,017,887	4,393,142	899,098	10,310,127	(708,767)	9,601,360

Significant non-cash items:
Depreciation and amortization	269,370	667,162	39,758	976,290	-	976,290
Provision for loan losses	192,218	-	-	192,218	-	192,218

Income tax expense (benefit)	336,347	412,280	(318,832)	429,795	-	429,795

Segment profit (loss)	$917,453	$800,307	$(608,404)	$1,109,356	$-	$1,109,356

Balance sheet information:
Total assets	$552,918,637	$20,353,899	$6,588,372	$579,860,908	$(8,127,560)	$571,733,348

Goodwill and intangibles	$11,579,734	$7,322,730	$-	$18,902,464	$-	$18,902,464

Premises and equipment expenditures	$57,314	$1,046,388	$92,547	$1,196,249	$-	$1,196,249

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

The following table presents the fair value measurements of assets measured at fair value on a recurring basis and the level within FAS 157 fair value hierarchy in which the fair value measurements fall at March 31, 2009 and December 31, 2008:

	Fair Value Measurements Using:
Description	Fair Values at 3/31/2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-Sale Securities	$127,879,529	-	$127,879,529	-

	Fair Value Measurements Using:
Description	Fair Values at 12/31/2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-Sale Securities	$102,606,475	-	$102,606,475	-

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

Foreclosed Assets Held For Sale

Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value (based on current appraised value) at the date of foreclosure, establishing a new cost basis.  Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell.  Management has determined fair value measurements on other real estate owned primarily through evaluations of appraisals performed, and current and past offers for the other real estate under evaluation.

The following table presents the fair value measurements of assets measured at fair value on a nonrecurring basis and the level within the FAS 157 fair value hierarchy in which the fair value measurements fall at March 31, 2009 and December 31, 2008:

	Fair Value Measurements Using:
Description	Fair Values at 3/31/2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$3,471,000	-	-	$3,471,000
Mortgage Servicing Rights	$980,000	-	-	$980,000
Foreclosed Assets	$80,000	-	-	$80,000

	Fair Value Measurements Using:
Description	Fair Values at 12/31/2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$457,000	-	-	$457,000
Mortgage Servicing Rights	$607,078	-	-	$607,078

Note J – Strategic Partnership

On April 27, 2009, the Company announced a strategic partnership with New Core Holdings, Inc. d/b/a New Core Banking Systems, headquartered in Birmingham, AL (“New Core”).  As part of this partnership, RDSI and New Core Banking Systems have also entered into a plan of merger that, if completed, would be consummated by the end of 2010.  A prerequisite of this merger would be the spin-off of RDSI from Rurban, resulting in RDSI becoming a separate independent public company.  This would be followed immediately by the merger of RDSI and New Core.  It is anticipated that New Core shareholders would receive between 15½% and 31% of the shares of the separately reorganized RDSI.  The Board of Directors of Rurban will decide at a later date whether to spin off RDSI and the timing and terms of that spin-off.

Note K – Dividends on Common Stock

On April 15, 2009, the Company’s Board of Directors approved a quarterly cash dividend of $0.09 per share for the first quarter of 2009, payable on May 15, 2009 to all shareholders of record on May 1, 2009.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Information

Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that are provided to assist in the understanding of anticipated future financial performance.  Forward-looking statements provide current expectations or forecasts of future events and are not guarantees of future performance.  Examples of forward-looking statements include: (a) projections of income or expense, earnings per share, the payments or non-payments of dividends, capital structure and other financial items; (b) statements of plans and objectives of the Company or our management or Board of Directors, including those relating to products or services; (c) statements of future economic performance; and (d) statements of assumptions underlying such statements.  Words such as “anticipates,” “believes,” “plans,” “intends,” “expects,” “projects,” “estimates,” “should,” “may,” “would be,” “will allow,” “will likely result,” “ will continue,” “will remain,” or other similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying those statements.  Forward-looking statements are based on management’s expectations and are subject to a number of risks and uncertainties.  Although management believes that the expectations reflected in such forward-looking statements are reasonable, actual results may differ materially from those expressed or implied in such statements.  Risks and uncertainties that could cause actual results to differ materially include, without limitation, changes in interest rates, changes in the competitive environment, and changes in banking regulations or other regulatory or legislative requirements affecting bank holding companies.  Additional detailed information concerning a number of important factors which could cause actual results to differ materially from the forward-looking statements contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations is available in the Company’s filings with the Securities and Exchange Commission, under the Securities Exchange Act of 1934, including the disclosure under the heading “Item 1A. Risk Factors” of Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.  Undue reliance should not be placed on the forward-looking statements, which speak only as of the date hereof.  Except as may be required by law, the Company undertakes no obligation to update any forward-looking statement to reflect unanticipated events or circumstances after the date on which the statement is made.

Overview of Rurban

Rurban is a bank holding company registered with the Federal Reserve Board.  Rurban’s wholly-owned subsidiary, The State Bank and Trust Company (“State Bank” or “The Bank”), is engaged in commercial banking.  Rurban’s technology subsidiary, Rurbanc Data Services, Inc. (“RDSI”), provides computerized data and item processing services to community banks and businesses.

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

Rurban Investments, Inc. (“RII”) is a Delaware corporation and a wholly-owned subsidiary of the Bank that was incorporated in January 2009.  RII holds mortgage backed and municipal securities.

Recent Regulatory Developments

On February 27, 2009, the Board of Directors of the Federal Deposit Insurance Corporation (“FDIC”) voted to amend the restoration plan for the Deposit Insurance Fund.  The changes that are expected to affect the Company include a special assessment, a change in the assessment rates and a change to the assessment system, which includes higher rates for institutions that rely significantly on secured liabilities.

The FDIC proposed to impose a special assessment on insured institutions of 20 basis points on outstanding deposits as of June 30, 2009.  This assessment is to be collected on September 30, 2009.  The interim rule would also permit the Board to impose an emergency special assessment after June 30, 2009, of up to 10 basis points on outstanding deposits, if deemed necessary by the Board.  This interim rule was subject to a 30 day comment period and is subject to change.  On March 5, 2009, the FDIC announced its intention to cut the agency’s planned special emergency assessment in half, from 20 to 10 basis points, provided that Congress clears legislation expanding the FDIC’s line of credit with the Treasury to $100 billion.

Previously, most banks in the best risk category paid anywhere from 12 cents per $100 of deposits to 14 cents per $100 of deposits for insurance.  Under the final rule, beginning April 1, 2009, banks in this category will pay initial base rates ranging from 12 cents per $100 to 16 cents per $100 on an annual basis.

Finally, changes to the assessment system include higher rates for institutions that rely significantly on secured liabilities.  These liabilities can include brokered deposits and FHLB advances.  The Company had no brokered deposits at March 31, 2009, and has not utilized brokered deposits in the past.  The Company does, however, utilize FHLB advances and, as such, could experience higher assessments as a result.

On October 3, 2008, President Bush signed into law the Emergency Economic Stabilization Act of 2008 (EESA), which creates the Troubled Asset Relief Program ( “TARP”) and provides the U.S. Treasury with broad authority to implement certain actions to help restore stability and liquidity to U.S. markets.  On October 14, 2008 the U.S. Treasury announced a voluntary Capital Purchase Program pursuant to TARP to encourage U.S. financial institutions to build capital to increase the flow of financing to U.S. businesses and consumers and to support the U.S. economy.  Under the program, Treasury will purchase up to $250 billion of senior preferred shares on standardized terms as described in the program's term sheet.  The program was made available to qualifying U.S. controlled banks, savings associations, and certain bank and savings and loan holding companies engaged only in financial activities that applied to participate before 5:00 pm (EDT) on November 14, 2008.

On November 12, 2008, the Company announced that, after a careful review of the Company’s strategic plan, its capital position, and the constraints and uncertainties of the TARP Capital Purchase Program, the Company’s Board of Directors elected not to apply or participate in the U.S. Treasury’s Capital Purchase Program.

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

Finally, as part of the TLGP the FDIC also announced that it would provide a temporary 100% guarantee of all balances in non-interest-bearing transaction accounts (“Transaction Account Guarantee Program”).  This coverage is for traditional checking accounts that don't earn interest.  The extended coverage under the FDIC's Transaction Account Guarantee Program will continue through December 31, 2009.

The Company evaluated the benefits of the Transaction Account Guarantee Program and elected to participate in the program.

Critical Accounting Policies

Note 1 to the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 describes the significant accounting policies used in the development and presentation of the Company’s financial statements.  The accounting and reporting policies of the Company are in accordance with accounting principles generally accepted in the United States and conform to general practices within the banking industry.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions.  The Company’s financial position and results of operations can be affected by these estimates and assumptions and are integral to the understanding of reported results.  Critical accounting policies are those policies that management believes are the most important to the portrayal of the Company’s financial condition and results, and they require management to make estimates that are difficult, subjective, or complex.

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

Impact of Accounting Changes

None

Three Months Ended March 31, 2009 compared to Three Months Ended March 31, 2008

Net Income: Net income for the first quarter of 2009 was $1.10 million, or $0.23 per diluted share, compared to $1.11 million, or $0.22 per diluted share, for the first quarter of 2008.  The quarter reflects a $1.20 million increase in net interest income.  This increase is partially offset by an increase in the provision for loan losses of $303,000, a decrease of $68,000 in non-interest income, and an increase of $874,000 in non-interest expense.  The primary driver of the increase in net interest income was an increase of $62.8 million in average earning assets, acquired mainly in the acquisition of National Bank of Montpelier (NBM), coupled with a 41 basis point increase in the net interest margin.  The increase in non-interest expense was driven by the addition of five retail branches associated with the purchase of NBM.

Net Interest Income: Net interest income was $5.02 million, an increase of $1.20 million, or 31.4 percent, from the 2008 first quarter.  As previously mentioned average earning assets increased $62.8 million, or 12.6 percent, over the 12-month period.  The increase in earning assets is a result of loan growth over the past twelve months of $42.1 million, or 10.7 percent, reaching $434.1 million at March 31, 2009.  This growth was due mainly to NBM as $43.7 million in loans were acquired. Sixty-five percent of State Bank’s loan portfolio is commercial, and $22.9 million of the Bank’s growth was derived from this sector, with $16.8 million derived from residential growth.  Loan balances declined during the first quarter of 2009, decreasing $16.1 million, or 14.3 percent annualized, from the fourth quarter of 2008.  The decrease in loans is largely attributable to residential loans, which decreased $8.11 million during the quarter.  This was due to refinancing activities, as the Company refinanced portfolio loans and sold them into the secondary market.  Commercial loans accounted for an additional $6.45 million decrease from year end.  This was due to several pay downs and pay-offs of commercial credits where the borrower was deleveraging, or sold a portion of their company.  Year-over-year, the net interest margin increased 41 basis points from 3.26 percent for the first quarter 2008 to 3.67 percent for the first quarter 2009.  The 3.67 percent represents a 16 basis point decrease from the linked quarter of 3.83 percent.  The year-over-year increase is a result of being liability sensitive in a decreasing rate environment.  Management’s focus will now turn to becoming asset sensitive as we feel rates are nearing their low points and that rates will start to increase into the future.

Provision for Loan Losses: The provision for loan losses was $495,000 in the first quarter of 2009 compared to a $192,000 provision for the first quarter of 2008.  The Company experienced a slight increase in losses quarter over quarter, which is reflected in net charge-offs of $167,000 compared to $166,000 of net charge-offs in the 2008 first quarter.  For the first quarter ended March 31, 2009, net charge-offs as a percentage of average loans was 0.15 percent annualized.  At quarter end, consolidated non-performing assets, including those of RFCBC (the loan workout subsidiary), were $10.6 million, or 1.59 percent of total assets compared with $7.00 million, or 1.22 percent of total assets for the prior-year first quarter.

($ in Thousands)	March 31, 2009	December 31, 2008	March 31, 2008
Net charge-offs	$167	$280	$166
Non-performing loans	9,163	5,178	5,305
OREO / OAO	1,426	1,409	1,662
Non-performing assets	10,589	6,587	6,967
Non-performing assets / Total assets	1.59%	1.00%	1.22%
Allowance for loan losses / Total loans	1.23%	1.12%	1.02%
Allowance for loan losses / Non-performing assets	50.5%	76.2%	57.6%

Non-performing assets (loans + OREO + OAO = NPA) were $10.6 million, or 1.59 percent, of total assets at March 31, 2009, an increase of $3.6 million from a year-ago and $4.00 million from the linked quarter.  The acquisition of the National Bank of Montpelier has increased non-performing assets, adding 28 basis point to our ratio compared to the linked quarter.  Management has been aggressive in classifying and collecting these problem loans.  The Company also had a $1.8 million loan go ninety days past due and was moved into non-performing status.  Management has aggressively reserved for what is seen as the potential loss on this credit during the first quarter.  In addition to the above mentioned non-performers, management was very proactive in reaching out to customers to restructure loans.  During the first quarter, approximately $6.8 million in loans were restructured and are currently paying under the new terms.

Non-interest Income: Non-interest income was $7.45 million for the first quarter of 2009 compared with $7.52 million for the prior-year first quarter, a decrease of $68,000, or 0.90 percent.  The flat results were primarily driven by the increase in the gain on sale of loans of $803,000, data service fees decreased $292,000, and Trust Fees decreased $271,000.  Also accounting for the year-over-year decrease are net proceeds from the VISA IPO of $132,000 and the recovery on investment securities of $197,000, which were received in the first quarter of 2008.  Non-interest income accounted for approximately 60 percent of Rurban’s total first quarter 2009 revenue. RDSI also has a strong pipeline of prospects, but this will be a challenging year, as we expect to have offsetting client losses as banks seek to lower their costs.  Offsetting our projected new business is the loss of our largest client bank in the fourth quarter of 2009.  We continue to position RDSI for a strong recovery on the other side of this economic environment.

Non-interest Expense: Non-interest expense was $10.5 million for the first quarter of 2009, compared with $9.60 million for the first quarter of 2008.  The acquisition of NBM contributed approximately $488,000 of this increase.  Incentive salaries linked to mortgage production totaled $400,000 for the quarter.  Additionally, an impairment charge of $150,000 on mortgage servicing rights associated with the Company’s serviced loan portfolio was taken in the first quarter of 2009.

Changes in Financial Condition

March 31, 2009 vs. December 31, 2008

At March 31, 2009, total assets were $665.8 million, representing an increase of $8.19 million, or 1.3 percent, from December 31, 2008.  The increase is primarily attributable to an increase of $25.3 million, or 24.6 percent in available-for-sale securities, and an increase in loans held for sale of $5.27 million or 137.8 percent.  Loan balances decreased $16.1 million, or 3.6 percent.  Cash and cash equivalents decreased $5.04 million, or 18.0 percent.

Year- over-year, average assets increased $99.2 million, or 17.5 percent. Loan growth over the past twelve months was approximately $42.1 million, or 10.7 percent, reaching $434.1 million at March 31, 2009; this growth was primarily due to the acquisition of NBM.  Commercial loan growth accounted for $22.9 million of the Bank’s growth, with $16.8 million derived from residential growth.

At March 31, 2009, liabilities totaled $602.2 million, an increase of $6.24 million since December 31, 2008.  Of this increase, significant changes include customer repurchase agreements, which increased $4.47 million (10.3 percent); total deposits increased $3.41 million (0.70 percent) and notes payable increased $1.5 million (150 percent).  Other liabilities decreased $2.32 million (28.7 percent).  Of the $3.41 million increase in total deposits, savings, interest checking and money market deposits increased $12.8 million while time deposits decreased $9.38 million.  The decrease in time deposits was due to excess liquidity which allowed management to run off higher cost municipal deposits.

From December 31, 2008 to March 31, 2009, total shareholders’ equity increased $1.96 million, or 3.18 percent, to $63.6 million.  Of this increase, retained earnings increased $665,000, which is the result of $1.10 million in net income less $439,000 in cash dividends to shareholders.  Additional paid-in-capital increased $30,000 as the result of share-based compensation expense incurred during the year.  Accumulated other comprehensive income increased $1.34 million as the result of an increase in market value of the available-for-sale securities portfolio.  The stock repurchase plan also reduced capital by $80,000 during the first three months of 2009.

Capital Resources

At March 31, 2009, actual capital levels (in millions) and minimum required levels were as follows:

					Minimum Required
			Minimum Required		To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital (to risk weighted assets)
Consolidated	$60.7	13.5%	$36.0	8.0%	$-	N/A
State Bank	50.7	11.6	35.1	8.0	43.9	10.0

Both the Company and State Bank were categorized as well capitalized at March 31, 2009.

LIQUIDITY

Liquidity relates primarily to the Company’s ability to fund loan demand, meet deposit customers’ withdrawal requirements and provide for operating expenses.  Assets used to satisfy these needs consist of cash and due from banks, federal funds sold, interest earning deposits in other financial institutions, securities available-for-sale and loans held for sale.  These assets are commonly referred to as liquid assets.  Liquid assets were $160.0 million at March 31, 2009 compared to $134.5 million at December 31, 2008.

The Company’s commercial real estate and residential first mortgage portfolio of $257.8 million at March 31, 2009 and $211.4 million at December 31, 2008, which can and has been used to collateralize borrowings, is an additional source of liquidity.  Management believes the Company’s current liquidity level, without these borrowings, is sufficient to meet its liquidity needs.  At March 31, 2009, all eligible commercial real estate and first mortgage loans were pledged under an FHLB blanket lien.

The cash flow statements for the periods presented provide an indication of the Company’s sources and uses of cash, as well as an indication of the ability of the Company to maintain an adequate level of liquidity.  A discussion of the cash flow statements for the three months ended March 31, 2009 and 2008 follows.

The Company experienced negative cash flows from operating activities for the three months ended March 31, 2009 and positive cash flows for the three months ended March 31, 2008.  Net cash used in operating activities was $6.17 million for the three months ended March 31, 2009.  Net cash provided in operating activities was $2.18 million for the three months ended March 31, 2008.

Net cash flow from investing activities was a use of cash of $7.15 million and $6.50 million for the three months ended March 31, 2009 and 2008, respectively.  The changes in net cash from investing activities at March 31, 2009 included available-for-sale securities purchases totaling $37.7 million.  These cash payments were offset by $10.9 million in proceeds from maturities of available-for-sale securities, $15.7 million in net changes from loans and $3.39 million in proceeds from the sale of available-for-sale securities.  The changes in net cash from investing activities at March 31, 2008 included the purchase of available-for-sale securities of $36.2 million, partially offset by the proceeds from maturities or calls of available-for-sale securities of $35.0 million, the net change in loans of $4.5 million, and the purchases of premises and equipment of $1.2 million.

Net cash flow from financing activities was $8.28 million and $9.29 million for the three month periods ended March 31, 2009 and 2008, respectively.  The 2009 financing activities included a $12.8 million increase in demand deposits, money market, interest checking and savings accounts, which were offset by a $9.38 million decrease in certificates of deposits.  Proceeds from advances from the Federal Home Loan Bank totaled $2.0 million, repurchase agreements increased $4.47 million and proceeds from notes payable totaled $1.5 million.  Offsetting this increase were repayments of Federal Home Loan Bank advances of $2.59 million and cash dividends paid to shareholders of $439,000.  The net cash provided by financing activities at March 31, 2008 was primarily due to a net increase in deposits of $10.7 million, partially offset by proceeds from FHLB advances of $1.0 million.

Off-Balance-Sheet Borrowing Arrangements:

Significant additional off-balance-sheet liquidity is available in the form of FHLB advances, unused federal funds lines from correspondent banks, and the national certificate of deposit market.  Management expects the risk of changes in off-balance-sheet arrangements to be immaterial to earnings.

Approximately $130.8 million of the Company’s $257.8 million commercial real estate and residential first mortgage loans qualify to collateralize FHLB borrowings and have been pledged to meet FHLB collateralization requirements as of March 31, 2009.  Based on the current collateralization requirements of the FHLB, approximately $10.2 million of additional borrowing capacity existed at March 31, 2009.

At March 31, 2009, the Company had unused federal funds lines totaling $23.5 million.  At December 31, 2008, the Company had $25.5 million in federal fund lines.  Federal funds borrowed at March 31, 2009 and December 31, 2008 totaled $0 and $0, respectively.  The Company also had $39.5 million in unpledged securities that may be used to pledge for additional borrowings.

The Company’s contractual obligations as of March 31, 2009 consisted of long-term debt obligations, other debt obligations, operating lease obligations and other long-term liabilities.  Long-term debt obligations were comprised of FHLB advances of $36.1 million.  Other debt obligations were comprised of Trust Preferred Securities of $20.6 million.  The Company’s operating lease obligations consist of a lease on the State Bank operations building of $99,600 per year, a lease on the RDSI-North building of $162,000 per year, a lease on the Northtowne branch of State Bank of $60,000 per year and a lease on the DCM Lansing facility of $61,000 per year.  Other long-term liabilities were comprised of time deposits of $233.1 million.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The following table provides information about the Company’s financial instruments used for purposes other than trading that are sensitive to changes in interest rates as of March 31, 2009.  It does not present when these items may actually reprice.  For loans receivable, securities, and liabilities with contractual maturities, the table presents principal cash flows and related weighted-average interest rates by contractual maturities as well as the historical impact of interest rate fluctuations on the prepayment of loans and mortgage backed securities.  For core deposits (demand deposits, interest-bearing checking, savings, and money market deposits) that have no contractual maturity, the table presents principal cash flows and, as applicable, related weighted-average interest rates based upon the Company’s historical experience, management’s judgment and statistical analysis, as applicable, concerning their most likely withdrawal behaviors.  The current historical interest rates for core deposits have been assumed to apply for future periods in this table as the actual interest rates that will need to be paid to maintain these deposits are not currently known.  Weighted average variable rates are based upon contractual rates existing at the reporting date.

Principal/Notional Amount Maturing or Assumed to Withdraw In:
(Dollars in Thousands)

Comparison of 2009 to 2008:	First	Years
Total rate-sensitive assets:	Year	2 – 5	Thereafter	Total
At March 31, 2009	$196,256	$247,250	$139,265	$582,771
At December 31, 2008	182,795	227,333	160,659	570,787
Increase (decrease)	$13,461	$19,917	$(21,394)	$11,985

Total rate-sensitive liabilities:
At March 31, 2009	$214,765	$356,562	$23,381	$594,708
At December 31, 2008	220,481	338,260	27,173	585,914
Increase (decrease)	$(5,716)	$18,302	$(3,792)	$8,794

The above table reflects expected maturities, not expected repricing.  The contractual maturities adjusted for anticipated prepayments and anticipated renewals at current interest rates, as shown in the preceding table, are only part of the Company’s interest rate risk profile.  Other important factors include the ratio of rate-sensitive assets to rate-sensitive liabilities (which takes into consideration loan repricing frequency, but not when deposits may be repriced) and the general level and direction of market interest rates.  For core deposits, the repricing frequency is assumed to be longer than when such deposits actually reprice.  For some rate sensitive liabilities, their repricing frequency is the same as their contractual maturity.  For variable rate loans receivable, repricing frequency can be daily or monthly.  For adjustable rate loans receivable, repricing can be as frequent as annually for loans whose contractual maturities range from one to thirty years. Recent Fed actions, economic conditions and increasingly aggressive local market competition in lending rates have pushed loan rates lower, necessitating the Company’s ability to generate and reprice core deposits downward, which has enabled the Company to reduce overall funding costs.

The Company manages its interest rate risk by the employment of strategies to assure that desired levels of both interest-earning assets and interest-bearing liabilities mature or reprice with similar time frames.  Such strategies include: 1) loans receivable which are renewed (and repriced) annually, 2) variable rate loans, 3) certificates of deposit with terms from one month to six years, 4) securities available-for-sale which mature at various times primarily, from one through ten years, 5) federal funds borrowings with terms of one day to 30 days, and 6) FHLB borrowings with terms of one day to ten years.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended March 31, 2009, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors
An investment in our common shares involves certain risks, including those identified and described in “Item 1A. Risk Factors” of Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as well as in the Cautionary Statements Regarding Forward-Looking Information contained on page 22 of this Form 10-Q.  These risk factors could materially affect the Company’s business, financial condition or future results.  There have been no material change in the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
a.	Not applicable
b.	Not applicable
c.	The following table provides information regarding repurchases of the Company’s common shares during the three months ended March 31, 2009:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 1 through January 31, 2009	4,145	$7.92	4,145	99,874
February 1 through February 28, 2009	5,394	$8.12	2,456	97,418
March 1 through March 31, 2009	3,527	$7.91	3,478	93,940

(1)
All of the repurchased shares, other than the shares repurchased as part of the publicly announced plan, were purchased in the open market by Reliance Financial Services, an indirect subsidiary of the Company, in its capacity as the administrator of the Company’s Employee Stock Ownership and Savings Plan.

(2)
On July 22, 2008, the Company announced that its Board of Directors had authorized an extension to the stock repurchase program for an additional twelve months.  The original stock repurchase program was announced in April, 2007 for fifteen months authorizing the purchase of 250,000 common shares.

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

The 2009 Annual Meeting of Shareholders of Rurban Financial Corp. was held on April 16, 2009, in Defiance, Ohio.  Mark A. Klein, serving as Chairman of the Annual Meeting, presided.

At the close of business on the February 18, 2009 record date for the Annual Meeting, a total of 4,876,255 common shares of the Company were outstanding and entitled to vote.  A total of 3,655,311, or 74.96% of the outstanding common shares entitled to vote, were represented by proxy or in person at the Annual Meeting.  Therefore, a quorum was present.

At the Annual Meeting, the shareholders approved the proposed amendment to Section 2.01 of the Company’s Amended and Restated Regulations to remove the 70-year age limit with respect to a person’s election or re-election as a director of the Company.  In addition, each of the following directors was re-elected by the shareholders of the Company to serve for a three-year term expiring in 2012:  Thomas A. Buis; Kenneth A. Joyce; Thomas L. Sauer; and J. Michael Walz.  The voting results for the Annual Meeting are provided below.

Summary of Matters Voted Upon by Shareholders

1.
To adopt the proposed amendment to Section 2.01 of the Company’s Amended and Restated Regulations, which would remove the 70-year age limit with respect to a person’s election or re-election as a director of the Company:

	Number of Shares Voted:
For	Against	Abstain
3,086,875	498,539	69,897

2.	Election of Directors:

	Number of Shares Voted:
Nominee	For	Withheld
Thomas A. Buis	3,381,391	273,920
Kenneth A. Joyce	3,522,231	133,080
Thomas L. Sauer	3,536,283	119,028
J. Michael Walz	3,521,266	134,045

Directors whose term of office continued after the Annual Meeting:

Term of Office Expires in:

Thomas A. Callan	2010
Richard L. Hardgrove	2010
Steven D. VanDemark	2010
John R. Compo	2011
Robert A. Fawcett, Jr.	2011
Rita A. Kissner	2011

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

RURBAN FINANCIAL CORP.

Date: May 14, 2009	By	/s/ Kenneth A. Joyce
Kenneth A. Joyce
President & Chief Executive Officer

	By	/s/ Duane L. Sinn
Duane L. Sinn
Executive Vice President &
Chief Financial Officer