Form 10-Q
period 2009-06-30
RURBAN FINANCIAL CORP
filed 2009-08-13
CIK 767405

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  Large Accelerate Filer ☐ Accelerated Filer ☐ Non-Accelerated Filer ☐ Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Shares, without par value	4,862,679 shares
(class)	(Outstanding at August 13, 2009)

RURBAN FINANCIAL CORP.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The interim condensed consolidated financial statements of Rurban Financial Corp. (“Rurban” or the “Company”) are unaudited; however, the information contained herein reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of financial condition and results of operations for the interim periods presented.  All adjustments reflected in these financial statements are of a normal recurring nature in accordance with Rule 10-01 of Regulation S-X.  Results of operations for the three and six months ended June 30, 2009 are not necessarily indicative of results for the complete year.

Rurban Financial Corp.
Condensed Consolidated Balance Sheets
June 30, 2009 and December 31, 2008

	(Unaudited)
	June 30,	December 31,
	2009	2008
Assets
Cash and due from banks	$25,617,514	$18,059,532
Federal funds sold	-	10,000,000
Cash and cash equivalents	25,617,514	28,059,532
Available-for-sale securities	109,988,049	102,606,475
Loans held for sale	13,310,045	3,824,499
Loans, net of unearned income	441,217,413	450,111,653
Allowance for loan losses	(5,873,146)	(5,020,197)
Premises and equipment	16,636,308	17,621,262
Purchased software	5,567,099	5,867,395
Federal Reserve and Federal Home Loan Bank stock	3,748,250	4,244,100
Foreclosed assets held for sale, net	1,346,449	1,384,335
Interest receivable	2,512,786	2,964,663
Goodwill	21,414,790	21,414,790
Core deposits and other intangibles	5,392,114	5,835,936
Cash value of life insurance	12,845,586	12,625,015
Other	7,821,698	6,079,451
Total assets	$661,544,955	$657,618,909

See notes to condensed consolidated financial statements (unaudited)

Note: The balance sheet at December 31, 2008 has been derived from the audited consolidated financial statements at that date

Rurban Financial Corp.
Condensed Consolidated Balance Sheets
June 30, 2009 and December 31, 2008

	(Unaudited)
	June 30,	December 31,
	2009	2008
Liabilities and Stockholders’ Equity
Liabilities
Deposits
Demand	$52,755,779	$52,242,626
Savings, interest checking and money market	200,679,708	189,461,755
Time	219,558,052	242,516,203
Total deposits	472,993,539	484,220,584
Notes payable	2,563,687	1,000,000
Federal Home Loan Bank advances	40,466,373	36,646,854
Fed Funds Purchased	10,000,000	-
Repurchase agreements	42,703,632	43,425,978
Trust preferred securities	20,620,000	20,620,000
Interest payable	1,750,093	1,965,842
Other liabilities	7,034,918	8,077,647
Total liabilities	598,132,242	595,956,905
Commitments and Contingent Liabilities
Stockholders’ Equity
Common stock, $2.50 stated value; authorized 10,000,000 shares; issued 5,027,433 shares; outstanding June 2009 – 4,863,979 shares, December 2008 – 4,881,452 shares	12,568,583	12,568,583
Additional paid-in capital	15,102,913	15,042,781
Retained earnings	37,015,166	35,785,317
Accumulated other comprehensive income (loss)	478,565	(121,657)
Treasury Stock, at cost
Common; June 2009 – 163,454 shares, December 2008 – 145,981 shares	(1,752,514)	(1 ,613,020)
Total stockholders’ equity	63,412,713	61,662,004
Total liabilities and stockholders’ equity	$661,544,955	$657,618,909

See notes to condensed consolidated financial statements (unaudited)

Note: The balance sheet at December 31, 2008 has been derived from the audited consolidated financial statements at that date.

Rurban Financial Corp.
Condensed Consolidated Statements of Income (Unaudited)
Three Months Ended

	June 30, 2009	June 30, 2008
Interest Income
Loans
Taxable	$6,855,627	$7,023,308
Tax-exempt	25,390	20,469
Securities
Taxable	1,134,573	1,090,570
Tax-exempt	244,331	165,798
Other	29,745	15,380
Total interest income	8,289,666	8,315,525
Interest Expense
Deposits	1,657,345	2,623,590
Other borrowings	33,411	9,483
Repurchase agreements	431,336	450,763
Federal Home Loan Bank advances	411,556	377,146
Trust preferred securities	394,629	422,385
Total interest expense	2,928,277	3,883,367
Net Interest Income	5,361,389	4,432,158
Provision for Loan Losses	798,850	212,997
Net Interest Income After Provision for Loan Losses	4,562,539	4,219,161
Non-interest Income
Data service fees	4,956,034	4,948,783
Trust fees	641,033	815,734
Customer service fees	649,003	612,825
Net gains on loan sales	938,345	183,145
Net realized gain on sales of securities	423,784	-
Loan servicing fees	103,863	55,220
Gain (loss) on sale of assets	16,241	(390)
Other	169,488	185,841
Total non-interest income	$7,897,791	$6,801,158

See notes to condensed consolidated financial statements (unaudited)

Rurban Financial Corp.
Condensed Consolidated Statements of Income (Unaudited)
Three Months Ended

	June 30, 2009	June 30, 2008
Non-interest Expense
Salaries and employee benefits	$5,298,604	$4,435,657
Net occupancy expense	911,719	511,179
Equipment expense	1,698,905	1,625,708
Data processing fees	208,726	104,792
Professional fees	642,988	284,536
Marketing expense	234,557	156,090
Printing and office supplies	117,335	119,686
Telephone and communications	399,835	421,858
Postage and delivery expense	514,490	535,813
State, local and other taxes	233,157	186,418
Employee expense	257,204	303,372
Other	590,537	425,237
Total non-interest expense	11,108,057	9,110,346
Income Before Income Tax	1,352,273	1,909,973
Provision for Income Taxes	348,687	554,149
Net Income	$1,003,586	$1,355,824
Basic Earnings Per Share	$0.20	$0.28
Diluted Earnings Per Share	$0.20	$0.28
Dividends Declared Per Share	$0.09	$0.08

See notes to consolidated financial statements (unaudited)

Rurban Financial Corp.
Condensed Consolidated Statements of Income (Unaudited)
Six Months Ended

	June 30, 2009	June 30, 2008
Interest Income
Loans
Taxable	$13,670,260	$13,831,504
Tax-exempt	50,847	41,819
Securities
Taxable	2,214,070	2,130,464
Tax-exempt	472,215	324,165
Other	29,877	112,789
Total interest income	16,437,269	16,440,741
Interest Expense
Deposits	3,555,649	5,715,492
Other borrowings	47,803	26,989
Repurchase agreements	858,823	911,315
Federal Home Loan Bank advances	804,128	679,482
Trust preferred securities	793,614	858,089
Total interest expense	6,060,017	8,191,367
Net Interest Income	10,377,252	8,249,374
Provision for Loan Losses	1,293,992	405,215
Net Interest Income After Provision for Loan Losses	9,083,260	7,844,159
Non-interest Income
Data service fees	9,928,583	10,213,348
Trust fees	1,224,656	1,670,841
Customer service fees	1,223,702	1,199,032
Net gains on loan sales	2,016,392	457,748
Net realized gain on sales of securities	477,591	-
Net proceeds from VISA IPO	-	132,106
Investment securities recoveries	-	197,487
Loan servicing fees	171,736	118,160
Loss on sale of assets	(42,414)	(71,422)
Other	345,050	399,371
Total non-interest income	$15,345,296	$14,316,671

See notes to condensed consolidated financial statements (unaudited)

Rurban Financial Corp.
Condensed Consolidated Statements of Income (Unaudited)
Six Months Ended

	June 30, 2009	June 30, 2008
Non-interest Expense
Salaries and employee benefits	$10,222,726	$8,874,421
Net occupancy expense	1,584,120	1,077,195
Equipment expense	3,312,298	3,193,345
Data processing fees	344,462	201,359
Professional fees	1,141,043	855,223
Marketing expense	423,303	337,837
Printing and office supplies	331,877	305,738
Telephone and communications	806,228	843,787
Postage and delivery expense	1,123,512	1,138,447
State, local and other taxes	466,053	367,186
Employee expense	517,142	533,983
Other	1,310,317	983,185
Total non-interest expense	21,583,081	18,711,706
Income Before Income Tax	2,845,475	3,449,124
Provision for Income Taxes	738,336	983,944
Net Income	$2,107,139	$2,465,180
Basic Earnings Per Share	$0.43	$0.50
Diluted Earnings Per Share	$0.43	$0.50
Dividends Declared Per Share	$0.18	$0.16

See notes to condensed consolidated financial statements (unaudited)

RURBAN FINANCIAL CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’
EQUITY (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008

Balance at beginning of period	$63,620,510	$59,870,312	$61,662,004	$59,325,235

Cumulative effect adjustment for split dollar BOLI	-	-	-	(116,303)

Net Income	1,003,586	1,355,824	2,107,139	2,465,180

Unrealized gains (losses) on securities
Unrealized holding gains (losses) arising during the year	(464,173)	(1,193,931)	915,432	(843,737)
Less: reclassification adjustment for gains (losses) realized in net income	279,697	-	315,210	-
Total comprehensive income	259,716	161,893	2,707,361	1,621,443

Cash dividend	(438,333)	(395,356)	(877,291)	(793,269)

Purchase of treasury shares	(59,246)	(295,600)	(139,494)	(716,600)

Share-based compensation	30,066	20,480	60,133	41,223

Balance at end of period	$63,412,713	$59,361,729	$63,412,713	$59,361,729

See notes to condensed consolidated financial statements (unaudited)

Rurban Financial Corp.
Condensed Consolidated Statements of Cash Flows (Unaudited)
Six Months Ended

	June 30, 2009	June 30, 2008
Operating Activities
Net income	$2,107,139	$2,465,180
Items not requiring (providing) cash
Depreciation and amortization	1,830,970	1,921,112
Provision for loan losses	1,293,922	405,215
Expense of share-based compensation plan	60,133	41,224
Amortization of premiums and discounts on securities	324,964	57,364
Amortization of intangible assets	443,822	346,763
Deferred income taxes	(984,182)	434,652
FHLB Stock Dividends	-	(83,800)
Proceeds from sale of loans held for sale	204,379,921	15,212,601
Originations of loans held for sale	(211,849,075)	(15,749,144)
Gain from sale of loans	(2,016,392)	(457,748)
Gain on available for sale securities	(477,591)	-
(Gain) loss on sale of foreclosed assets	15,414	(10,097)
Loss on sales of fixed assets	27,000	71,422
Changes in
Interest receivable	451,877	251,445
Other assets	(1,903,768)	619,093
Interest payable and other liabilities	(583,503)	630,415
Net cash provided by (used in) operating activities	(6,879,349)	6,155,697
Investing Activities
Purchases of available-for-sale securities	(44,042,933)	(46,231,265)
Proceeds from maturities of available-for-sale securities	21,932,628	40,850,667
Proceeds from sales of available-for-sale securities	15,790,787	-
Proceeds from sales of Fed Stock	700,000	-
Purchase of FHLB Stock	(204,150)	-
Net change in loans	8,095,458	(16,955,034)
Purchase of premises and equipment and software	(613,597)	(2,582,000)
Proceeds from sales of premises and equipment	40,877	286,816
Proceeds from sale of foreclosed assets	321,231	162,385
Net cash provided by (used in) investing activities	$2,020,301	$(24,468,431)

See notes to condensed consolidated financial statements (unaudited)

Rurban Financial Corp.
Condensed Consolidated Statements of Cash Flows (Unaudited) (continued)
Six Months Ended

	June 30, 2009	June 30, 2008
Financing Activities
Net increase in demand deposits, money market, interest checking and savings accounts	$11,731,106	$13,008,870
Net decrease in certificates of deposit	(22,958,151)	(16,482,135)
Net increase (decrease) in securities sold under agreements to repurchase	(722,346)	1,503,073
Net increase in federal funds purchased	10,000,000	3,600,000
Proceeds from Federal Home Loan Bank advances	7,500,000	21,000,000
Repayment of Federal Home Loan Bank advances	(3,680,481)	(7,191,736)
Proceeds from notes payable	4,200,000	-
Repayment of notes payable	(2,636,313)	(922,457)
Purchase of treasury stock	(139,494)	(716,600)
Dividends paid	(877,291)	(793,269)
Net cash provided by financing activities	2,417,030	13,005,746
Decrease in Cash and Cash Equivalents	(2,442,018)	(5,306,988)
Cash and Cash Equivalents, Beginning of Year	28,059,532	17,183,627
Cash and Cash Equivalents, End of Period	$25,617,514	$11,876,639
Supplemental Cash Flows Information

Interest paid	$6,275,766	$8,565,333

Transfer of loans to foreclosed assets	$297,042	$1,640,007

Income Taxes Paid	$-	$414,000

See notes to condensed consolidated financial statements (unaudited)

RURBAN FINANCIAL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A—BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q.  Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  The financial statements reflect all adjustments that are, in the opinion of management, necessary to fairly present the financial position, results of operations and cash flows of the Company.  Those adjustments consist only of normal recurring adjustments.  Results of operations for the three and six months ended June 30, 2009 are not necessarily indicative of results for the complete year.

The condensed consolidated balance sheet of the Company as of December 31, 2008 has been derived from the audited consolidated balance sheet of the Company as of that date.

For further information, refer to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

NOTE B—EARNINGS PER SHARE

Earnings per share (EPS) have been computed based on the weighted average number of shares outstanding during the periods presented. For the periods ended June 30, 2009 and 2008, share based awards totaling 327,263 and 316,263 common shares, respectively, were not considered in computing EPS as they were anti-dilutive. The number of shares used in the computation of basic and diluted earnings per share were:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2009	2008	2009	2008
Basic earnings per share	4,868,063	4,934,241	4,871,978	4,948,334
Diluted earnings per share	4,868,063	4,934,241	4,871,978	4,948,334

NOTE C – LOANS, RISK ELEMENTS AND ALLOWANCE FOR LOAN LOSSES

Total loans on the balance sheet are comprised of the following classifications at:

	June 30,	December 31,
	2009	2008

Commercial	$82,365,308	$83,645,408
Commercial real estate	167,217,842	161,566,005
Agricultural	43,197,218	43,641,132
Residential real estate	94,595,196	107,905,198
Consumer	53,782,826	53,338,523
Lease financing	308,500	266,348
Total loans	441,466,890	450,362,614
Less
Net deferred loan fees, premiums and discounts	(249,477)	(250,961)

Loans, net of unearned income	$441,217,413	$450,111,653
Allowance for loan losses	$(5,873,146)	$(5,020,197)

The following is a summary of the activity in the allowance for loan losses account for the three and six months ended June 30, 2009 and 2008.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Balance, beginning of period	$5,348,952	$4,016,230	$5,020,197	$3,990,455
Provision charged to expense	798,850	212,997	1,293,992	405,215
Recoveries	60,921	28,150	81,915	58,998
Loans charged off	(335,577)	(10,583)	(522,958)	(207,874)
Balance, end of period	$5,873,146	$4,246,794	$5,873,146	$4,246,794

The following schedule summarizes nonaccrual, past due and impaired loans at:

	June 30,	December 31,
	2009	2008
Non-accrual loans	$10,172,511	$5,177,694

Accruing loans which are contractually past due 90 days or more as to interest or principal payments	-	-
Total non-performing loans	$10,172,511	$5,177,694

In addition to the above mentioned non-performers, management was very proactive in reaching out to customers to restructure loans.  On June 30, 2009, approximately $7.06 million in loans were restructured and are currently paying under the new terms.  At December 31, 2008, $151,000 in loans were restructured and paying under the new terms.

Individual loans determined to be impaired were as follows:

	June 30,	December 31,
	2009	2008

Loans with no allowance for loan losses allocated	$2,223,000	$1,857,000
Loans with allowance for loan losses allocated	7,535,000	866,000
Total impaired loans	$9,758,000	$2,723,000

Amount of allowance allocated	$2,136,000	$322,000

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and State Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined in the regulations), and of Tier I capital to average assets (as defined in the regulations).  As of June 30, 2009 and December 31, 2008, the Company and State Bank exceeded all “well-capitalized” requirements to which they were subject.

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

The Company’s consolidated, and State Bank’s actual, capital amounts (in millions) and ratios, as of June 30, 2009 and December 31, 2008, are also presented in the following table.

	Actual		Minimum Required For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2009
Total Capital (to Risk-Weighted Assets)
Consolidated	$63.2	13.7%	$36.8	8.0%	$—	N/A
State Bank	51.5	11.6	35.6	8.0	44.5	10.0

Tier I Capital (to Risk-Weighted Assets)
Consolidated	57.5	12.2	18.4	4.0	—	N/A
State Bank	46.0	10.3	17.8	4.0	26.7	6.0

Tier I Capital (to Average Assets)
Consolidated	57.5	9.0	25.5	4.0	—	N/A
State Bank	46.0	7.2	25.6	4.0	32.1	5.0

As of December 31, 2008
Total Capital (to Risk-Weighted Assets)
Consolidated	$59.5	13.0%	$36.5	8.0%	$—	N/A
State Bank	50.0	11.3	35.4	8.0	44.3	10.0

Tier I Capital (to Risk-Weighted Assets)
Consolidated	54.5	11.9	18.3	4.0	—	N/A
State Bank	45.0	10.2	17.7	4.0	26.6	6.0

Tier I Capital (to Average Assets)
Consolidated	54.5	9.5	23.1	4.0	—	N/A
State Bank	45.0	7.7	23.5	4.0	29.3	5.0

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

NOTE F - NEW ACCOUNTING PRONOUNCEMENTS

In June of 2009, the FASB issued FASB Statement 168, FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.  Statement 168 establishes the FASB Accounting Standards Codification (Codification) as the single source of authoritative U.S. generally accepted accounting principles (U.S. GAAP) recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants.  Statement 168 and the Codification are effective for financial statements issued for interim and annual periods ending after September 15, 2009.  When effective, the Codification will supersede all existing non-SEC accounting and reporting standards.  All other non-grandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative.  Following Statement 168, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts.  Instead, the FASB will issue Accounting Standards Updates, which will serve only to: (a) update the Codification; (b) provide background information about the guidance; and (c) provide the bases for conclusions on the change(s) in the Codification.  Adoption of this Statement is not expected to have a material effect on the Company’s financial position or results of operations.

In May of 2009 the FASB issued Statement 165, Subsequent Events.  Statement 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  Specifically, Statement 165 provides:

The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements;

The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and

The disclosure that an entity should make about events or transactions that occurred after the balance sheet date.

Statement 165 is effective for interim or annual financial periods ending after June 15, 2009, and shall be applied prospectively.  Adoption of statement 165 has not had a material effect on the Company’s financial position or results of operations.

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

These staff positions are effective for financial statements issued for periods ending after June 15, 2009, with early application possible for the quarter ended March 31, 2009.  The Company elected not to adopt any of the above positions early.  Adoption of these staff positions has not had a material effect on the Company’s financial position or results of operations.

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

On December 4, 2007, the FASB amended SFAS No. 141 (revised 2007), “Business Combinations.”  SFAS No. 141R establishes requirements and principles for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree.  SFAS No. 141R will apply to business combinations for which the acquisition date is on or after the beginning of the first reporting period for the fiscal year beginning on or after December 15, 2008.  Earlier adoption is prohibited.  Accordingly, a calendar year-end company is required to record and disclose business combinations following existing GAAP until January 1, 2009.  Management has adopted SFAS 141R effective January 1, 2009.

In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115 (SFAS No. 159).  SFAS No. 159 permits the Company to choose to measure certain financial assets and liabilities at fair value that are not currently required to be measured at fair value (the “Fair Value Option”).  Election of the Fair Value Option is made on an instrument-by-instrument basis and is irrevocable.  At the adoption date, unrealized gains and losses on financial assets and liabilities for which the Fair Value Option has been elected would be reported as a cumulative adjustment to beginning retained earnings.  If the Company elects the Fair Value Option for certain financial assets and liabilities, the Company will report unrealized gains and losses due to changes in their fair value in earnings at each subsequent reporting date. SFAS No. 159 is effective as of January 1, 2008.  The Company has not elected the Fair Value Option for any financial assets or liabilities at June 30, 2009.

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

NOTE G – COMMITMENTS AND CREDIT RISK

As of June 30, 2009, loan commitments and unused lines of credit totaled $75,170,000, standby letters of credit totaled $279,000 and no commercial letters of credit were outstanding.  At December 31, 2008, loan commitments and unused lines of credit totaled $67,785,000, standby letters of credit totaled $5,436,000 and no commercial letters of credit were outstanding.

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

As of and for the three months ended June 30, 2009

Income statement information:	Banking	Data Processing	Other	Total Segments	Intersegment Elimination	Consolidated Totals
Net interest income (expense)	$5,789,863	$(34,003)	$(394,471)	$5,361,389		$5,361,389

Non-interest income - external customers	2,917,326	4,959,034	21,431	7,897,791		7,897,791

Non-interest income - other segments	24,164	391,439	355,002	770,605	(770,605)	-

Total revenue	8,731,353	5,316,470	(18,038)	14,029,785	(770,605)	13,259,180

Non-interest expense	6,506,659	4,394,358	977,645	11,878,662	(770,605)	11,108,057

Significant non-cash items:
Depreciation and amortization	260,966	638,417	25,027	924,410	-	924,410
Provision for loan losses	798,850	-	-	798,850	-	798,850

Income tax expense (benefit)	379,246	313,518	(344,077)	348,687	-	348,687

Segment profit (loss)	$1,046,598	$608,594	$(651,606)	$1,003,586	$-	$1,003,586

Balance sheet information:
Total assets	$639,781,723	$22,837,374	$3,753,803	$666,372,900	$(4,827,945)	$661,544,955

Goodwill and intangibles	$19,792,840	$7,014,064	$-	$26,806,904	$-	$26,806,904

Premises and equipment expenditures	$226,491	$25,854	$13,981	$266,326	$-	$266,326

NOTE H – SEGMENT INFORMATION (Continued)

As of and for the three months ended June 30, 2008

Income statement information:	Banking	Data Processing	Other	Total Segments	Intersegment Elimination	Consolidated Totals
Net interest income (expense)	$4,880,961	$(32,309)	$(416,494)	$4,432,158		$4,432,158

Non-interest income - external customers	1,831,915	4,948,502	20,741	6,801,158		6,801,158

Non-interest income - other segments	15,845	369,549	381,584	766,978	(766,978)	-

Total revenue	6,728,721	5,285,742	(14,169)	12,000,294	(766,978)	11,233,316

Non-interest expense	4,813,165	4,316,685	747,474	9,877,324	(766,978)	9,110,346

Significant non-cash items:
Depreciation and amortization	226,187	698,446	19,453	944,086	-	944,086
Provision for loan losses	212,997	-	-	212,997	-	212,997

Income tax expense (benefit)	486,384	329,479	(261,714)	554,149	-	554,149

Segment profit (loss)	$1,216,175	$639,578	$(499,929)	$1,355,824	$-	$1,355,824

Balance sheet information:
Total assets	$557,808,821	$20,118,493	$6,284,412	$584,211,726	$(7,698,900)	$576,512,826

Goodwill and intangibles	$11,468,086	$7,260,997	$-	$18,729,083	$-	$18,729,083

Premises and equipment expenditures	$350,170	$1,279,652	$3,688	$1,633,510	$-	$1,633,510

NOTE H – SEGMENT INFORMATION (Continued)

As of and for the six months ended June 30, 2009

Income statement information:	Banking	Data Processing	Other	Total Segments	Intersegment Elimination	Consolidated Totals
Net interest income (expense)	$11,229,516	$(59,078)	$(793,186)	$10,377,252		$10,377,252

Non-interest income - external customers	5,399,246	9,903,705	42,345	15,345,296		15,345,296

Non-interest income - other segments	44,036	819,455	733,595	1,597,086	(1,597,086)	-

Total revenue	16,672,798	10,664,082	(17,246)	27,319,634	(1,597,086)	25,722,548

Non-interest expense	12,814,443	8,579,138	1,786,586	23,180,167	(1,597,086)	21,583,081

Significant non-cash items:
Depreciation and amortization	531,084	1,250,373	49,513	1,830,970	-	1,830,970
Provision for loan losses	1,293,992	-	-	1,293,992	-	1,293,992

Income tax expense (benefit)	654,308	708,881	(624,853)	738,336	-	738,336

Segment profit (loss)	$1,910,055	$1,376,063	$(1,178,979)	$2,107,139	$-	$2,107,139

Balance sheet information:
Total assets	$639,781,723	$22,837,374	$3,753,803	$666,372,900	$(4,827,945)	$661,544,955

Goodwill and intangibles	$19,792,840	$7,014,064	$-	$26,806,904	$-	$26,806,904

Premises and equipment expenditures	$323,136	$251,289	$39,172	$613,597	$-	$613,597

NOTE H – SEGMENT INFORMATION (Continued)

As of and for the six months ended June 30, 2008

Income statement information:	Banking	Data Processing	Other	Total Segments	Intersegment Elimination	Consolidated Totals
Net interest income (expense)	$9,176,312	$(75,549)	$(851,389)	$8,249,374		$8,249,374

Non-interest income - external customers	3,991,103	10,208,068	117,500	14,316,671		14,316,671

Non-interest income - other segments	25,211	758,952	691,582	1,475,745	(1,475,745)	-

Total revenue	13,192,626	10,891,471	(42,307)	24,041,790	(1,475,745)	22,566,045

Non-interest expense	9,831,052	8,709,827	1,646,572	20,187,451	(1,475,745)	18,711,706

Significant non-cash items:
Depreciation and amortization	496,293	1,365,608	59,211	1,921,112	-	1,921,112
Provision for loan losses	405,215	-	-	405,215	-	405,215

Income tax expense (benefit)	822,731	741,759	(580,546)	983,944	-	983,944

Segment profit (loss)	$2,133,628	$1,439,885	$(1,108,333)	$2,465,180	$-	$2,465,180

Balance sheet information:
Total assets	$557,808,821	$20,118,493	$6,284,412	$584,211,726	$(7,698,900)	$576,512,826

Goodwill and intangibles	$11,468,086	$7,260,997	$-	$18,729,083	$-	$18,729,083

Premises and equipment expenditures	$904,965	$1,619,713	$57,322	$2,582,000	$-	$2,582,000

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

Available-for-Sale Securities

The fair value of available-for-sale securities are determined by various valuation methodologies.  Level 2 securities include U.S. government agencies, mortgage-backed securities, and obligations of political and state subdivisions.  Level 2 inputs do not include quoted prices for individual securities in active markets; however, they do include inputs that are either directly or indirectly observable for the individual security being valued.  Such observable inputs include interest rates and yield curves at commonly quoted intervals, volatilities, prepayment speeds, credit risks and default rates.  Also included are inputs derived principally from or corroborated by observable market data by correlation or other means.

The following table presents the fair value measurements of assets measured at fair value on a recurring basis and the level within FAS 157 fair value hierarchy in which the fair value measurements fall at June 30, 2009 and June 30, 2008:

	Fair Value Measurements Using:
Description	Fair Values at 6/30/2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-Sale Securities
U.S. Treasury and Government Agencies	$10,381,021	-	$10,381,021	-
Mortgage-backed securities	$71,042,680	-	$71,042,680	-
State and political subdivisions	$27,666,682	-	$27,666,682	-
Equity securities	$23,000	-	$23,000	-
Other securities	$874,666	-	$874,666	-

	Fair Value Measurements Using:
Description	Fair Values at 6/30/2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-Sale Securities
U.S. Treasury and Government Agencies	$15,008,616	-	$15,008,616	-
Mortgage-backed securities	$65,273,870	-	$65,273,870	-
State and political subdivisions	$16,349,710	-	$16,349,710	-
Equity securities	$23,000	-	$23,000	-
Other securities	$51,035	-	$51,035	-

Impaired Loans

Loans for which it is probable the Company will not collect all principal and interest due according to contractual terms are measured for impairment in accordance with the provisions of Financial Accounting Standard No. 114, “Accounting by Creditors for Impairment of a Loan.”  Allowable methods for estimating fair value include using the fair value of the collateral for collateral dependent loans, or where a loan is determined not to be collateral dependent, using the discounted cash flow method.  If the impaired loan is collateral dependent, then the fair value method of measuring the amount of impairment is utilized.  This method requires obtaining an independent appraisal of the collateral and applying a discount factor to the value based on the Company’s loan review policy.  All impaired loans held by the Company were collateral dependent at June 30, 2009 and 2008.

Mortgage Servicing Rights

Mortgage servicing rights do not trade in an active, open market with readily observable prices.  Accordingly, fair value is estimated using discounted cash flow models associated with the servicing rights and discounting the cash flows using market discount rates.  The servicing portfolio has been valued using all relevant positive and negative cash flows including servicing fees, miscellaneous income and float; marginal costs of servicing; the cost of carry on advances; and foreclosure losses; and applying certain prevailing assumptions used in the marketplace.  Due to the nature of the valuation inputs, mortgage servicing rights are classified within Level 3 of the hierarchy.

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

The following table presents the fair value measurements of assets measured at fair value on a nonrecurring basis and the level within the FAS 157 fair value hierarchy in which the fair value measurements fall at June 30, 2009 and June 30, 2008:

	Fair Value Measurements Using:
Description	Fair Values at 6/30/2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$5,547,000	-	-	$5,547,000
Mortgage Servicing Rights	$1,446,000	-	-	$1,446,000
Foreclosed Assets	$171,000	-	-	$171,000

	Fair Value Measurements Using:
Description	Fair Values at 06/30/2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$248,000	-	-	$248,000

There were no changes in the inputs or methodologies used to determine fair value during the quarter ended June 30, 2009 as compared to the quarter ended June 30, 2008.

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

Loans

The estimated fair value for loans receivable, including loans held for sale, net, is based on estimates of the rate State Bank would charge for similar loans at June 30, 2009, applied for the time period until the loans are assumed to re-price or be paid.

Deposits & Other Borrowings

Deposits include demand deposits, savings accounts, NOW accounts and certain money market deposits. The carrying amount approximates the fair value. The estimated fair value for fixed-maturity time deposits, as well as borrowings, is based on estimates of the rate State Bank could pay on similar instruments with similar terms and maturities at June 30, 2009.

The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties.  The estimated fair value for other financial instruments and off-balance-sheet loan commitments approximate cost at June 30, 2009 and are not considered significant to this presentation.

	June 30, 2009
	Carrying	Fair
	Amount	Value

Financial assets
Cash and cash equivalents	$25,617,514	$25,618,000
Available-for-sale securities	109,988,049	109,988,000
Loans, net of allowance for loan losses	435,344,267	443,540,000
Federal Reserve and FHLB Bank stock	3,748,250	3,748,000
Accrued interest receivable	2,512,786	2,513,000

Financial liabilities
Deposits	$472,993,539	$476,465,000
Federal Funds Borrowed and Securities sold under agreements to repurchase	52,703,632	54,588,000
Notes payable	2,563,687	2,564,000
FHLB advances	40,466,373	42,100,000
Trust preferred securities	20,620,000	18,398,000
Accrued interest payable	1,750,093	1,750,000

Note J - Securities

The amortized cost and approximate fair value of securities were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
Available-for-Sale Securities:
June 30, 2009
U.S. Treasury and Government agencies	$10,408,104	$14,073	$(41,156)	$10,381,021
Mortgage-backed securities	70,046,120	1,574,437	(577,877)	71,042,680
State and political subdivisions	27,913,364	306,489	(553,171)	27,666,682
Equity securities	23,000	-	-	23,000
Other securities	872,361	2,305	-	874,666

	$109,262,949	$1,897,304	$(1,172,204)	$109,988,049

The amortized cost and fair value of securities available for sale at June 30, 2009, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale
	Amortized	Fair
	Cost	Value

Within one year	$1,907,163	$1,916,798
Due after one year through five years	4,799,217	4,927,133
Due after five years through ten years	9,125,293	9,173,475
Due after ten years	22,489,795	22,030,297
	38,321,468	38,047,703

Mortgage-backed securities & Equity Securities	70,941,481	71,940,346

Totals	$109,262,949	$109,988,049

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was $23,317,108 at June 30, 2009.  The securities delivered for repurchase agreements were $54,667,009 at June 30, 2009.

Gross gains of $477,591 resulting from sales of available-for-sale securities were realized as of June 30, 2009.  The tax expense for net security gains for June 30, 2009 was $162,381.

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost.  Total fair value of these investments at June 30, 2009 was $24,210,095, which is approximately 22 percent of the Company’s available-for-sale investment portfolio.  Based on evaluation of available evidence, including recent changes in market interest rates, credit rating information and information obtained from regulatory filings, management believes the declines in fair value for these securities are temporary.  Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.

Securities with unrealized losses at June 30, 2009 are as follows:

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-Sale Securities:
U.S. Treasury and Government agencies	$6,487,985	$(41,156)	$-	$-	$6,487,985	$(41,156)
Mortgage-backed securities	254,754	(2,223)	2,592,343	(575,652)	2,847,097	(577,875)
State and political subdivisions	13,469,697	(421,067)	1,405,098	(132,104)	14,874,795	(553,171)

Other			218	(2)	218	(2)

	$20,212,436	$(464,446)	$3,997,659	$(707,758)	$24,210,095	$(1,172,204)

The total unrealized losses on the mortgage-backed securities portfolio are derived from three private label senior tranche CMO securities.  Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concern warrants such evaluation.  Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent of the Company to not sell the investment and whether it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost.  Management has determined there to be no OTTI on these CMO securities.

The total unrealized loss on the municipal security portfolio is due to the holding of several municipal securities, all with individually insignificant losses.

Note K – Strategic Partnership

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

Note L – Dividends on Common Stock

On July 15, 2009, the Company’s Board of Directors approved a quarterly cash dividend of $0.09 per share for the second quarter of 2009, payable on August 21, 2009 to all shareholders of record on August 7, 2009.

Note M – Subsequent Events

Subsequent events have been evaluated through August 13, 2009, which is the date the financial statements were issued.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Information

Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that are provided to assist in the understanding of anticipated future financial performance.  Forward-looking statements provide current expectations or forecasts of future events and are not guarantees of future performance.  Examples of forward-looking statements include: (a) projections of income or expense, earnings per share, the payments or non-payments of dividends, capital structure and other financial items; (b) statements of plans and objectives of the Company or our management or Board of Directors, including those relating to products or services; (c) statements of future economic performance; and (d) statements of assumptions underlying such statements.  Words such as “anticipates,” “believes,” “plans,” “intends,” “expects,” “projects,” “estimates,” “should,” “may,” “would be,” “will allow,” “will likely result,” “ will continue,” “will remain,” or other similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying those statements.  Forward-looking statements are based on management’s expectations and are subject to a number of risks and uncertainties.  Although management believes that the expectations reflected in such forward-looking statements are reasonable, actual results may differ materially from those expressed or implied in such statements.  Risks and uncertainties that could cause actual results to differ materially include, without limitation, changes in interest rates, changes in the competitive environment, and changes in banking regulations or other regulatory or legislative requirements affecting bank holding companies.  Additional detailed information concerning a number of important factors which could cause actual results to differ materially from the forward-looking statements contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations is available in the Company’s filings with the Securities and Exchange Commission, under the Securities Exchange Act of 1934, including the disclosure under the heading “Item 1A. Risk Factors” of Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 “and in “Item 1A. Risk Factors” of Part II of the Quarterly Report on form 10-Q”.  Undue reliance should not be placed on the forward-looking statements, which speak only as of the date hereof.  Except as may be required by law, the Company undertakes no obligation to update any forward-looking statement to reflect unanticipated events or circumstances after the date on which the statement is made.

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

Recent Regulatory Developments

On May 22, 2009, The Board of Directors of the Federal Deposit Insurance Corporation (the “FDIC”) issued a final rule imposing a special assessment on insured institutions as part of the agency's efforts to rebuild the Deposit Insurance Fund (DIF) and help maintain public confidence in the banking system. The final rule established a special assessment of five basis points on each FDIC-insured depository institution's assets, minus its Tier 1 capital, as of June 30, 2009. The special assessment will be collected September 30, 2009.  State Bank and Trust expensed $300,000 for this assessment during the second quarter of 2009.   In its final rule, the FDIC also announced that another five basis point special assessment later in 2009 is probable.

On October 3, 2008, President Bush signed into law the Emergency Economic Stabilization Act of 2008 (EESA), which creates the Troubled Asset Relief Program ( “TARP”) and provides the U.S. Treasury with broad authority to implement certain actions to help restore stability and liquidity to U.S. markets.  On October 14, 2008 the U.S. Treasury announced a voluntary Capital Purchase Program pursuant to TARP to encourage U.S. financial institutions to build capital to increase the flow of financing to U.S. businesses and consumers and to support the U.S. economy.  Under the program, Treasury was authorized to purchase up to $250 billion of senior preferred shares on standardized terms as described in the program's term sheet.  The program was made available to qualifying U.S. controlled banks, savings associations, and certain bank and savings and loan holding companies engaged only in financial activities that applied to participate before 5:00 pm (EDT) on November 14, 2008.

On November 12, 2008, the Company announced that, after a careful review of the Company’s strategic plan, its capital position, and the constraints and uncertainties of the TARP Capital Purchase Program, the Company’s Board of Directors elected not to apply or participate in the U.S. Treasury’s Capital Purchase Program.

Also announced on October 14, 2008 by the FDIC was a Temporary Liquidity Guarantee Program (TLGP) designed to strengthen confidence and encourage liquidity in the banking system.  The new program will guarantee newly issued senior unsecured debt of eligible institutions, including FDIC-insured banks and thrifts, as well as certain holding companies.  After careful consideration of the risks and benefits of the Temporary Liquidity Guarantee Program, the Company concluded that it would not participate in the program.

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

Critical Accounting Policies

Note 1 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 describes the significant accounting policies used in the development and presentation of the Company’s financial statements.  The accounting and reporting policies of the Company are in accordance with accounting principles generally accepted in the United States and conform to general practices within the banking industry.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions.  The Company’s financial position and results of operations can be affected by these estimates and assumptions and are integral to the understanding of reported results.  Critical accounting policies are those policies that management believes are the most important to the portrayal of the Company’s financial condition and results, and they require management to make estimates that are difficult, subjective, or complex.

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

Impact of Accounting Changes

None

Three Months Ended June 30, 2009 compared to Three Months Ended June 30, 2008

Net Income: Net income for the second quarter of 2009 was $1.00 million, or $0.20 per diluted share, compared to $1.36 million, or $0.28 per diluted share, for the second quarter of 2008.  The quarter reflects an increase in non-interest expense of $2.00 million and an increase in the provision for loan losses of $586 thousand.  These items are partially offset by a $929 thousand increase in net interest income and a $1.10 million increase in non-interest income.  The primary driver of the increase in net interest income was an increase of $64.7 million in average earning assets, acquired mainly in the acquisition of National Bank of Montpelier (NBM), coupled with a 27 basis point increase in the net interest margin.  The main driver behind the increase in non-interest income was mortgage banking and associated fees and loan sale gains, as production for the second quarter of 2009 was $66.7 million compared with $11.5 million for the 2008 second quarter.  The increase in non-interest expense was driven by the addition of five retail branches associated with the purchase of NBM, additional expenses associated with mortgage banking and the one-time $300 thousand FDIC assessment.

Net Interest Income: Net interest income was $5.36 million, an increase of $929,000, or 21.0 percent, from the 2008 second quarter.  As previously mentioned, average earning assets increased $64.7 million, or 12.7 percent, over the prior year second quarter.  The increase in earning assets is a result of loan growth over the past twelve months of $36.8 million, or 9.1 percent, reaching $441.2 million at June 30, 2009.  This growth was due mainly to NBM as $43.7 million in loans were acquired. Sixty-six percent of State Bank’s loan portfolio is commercial, and $17.9 million of the Bank’s growth was derived from this sector, with $14.0 million derived from residential growth.  Loan balances declined during the second quarter of 2009, decreasing $8.90 million, or 3.9 percent annualized, from the fourth quarter of 2008.  The decrease in loans is largely attributable to residential loans, which decreased $13.3 million during the first half of 2009.  This was due to refinancing activities, as the Company refinanced portfolio loans and sold them into the secondary market.  Commercial loans increased $10.4 million from the previous quarter end.  Year-over-year, the net interest margin increased 27 basis points from 3.55 percent for the second quarter 2008 to 3.82 percent for the second quarter 2009.  The 3.82 percent represents a 15 basis point increase from the linked quarter of 3.67 percent.  The year-over-year increase is a result of being liability sensitive in a decreasing rate environment.  Management’s focus will now turn to becoming asset sensitive as we feel rates are nearing their low points and that rates will start to increase into the future.

Provision for Loan Losses: The provision for loan losses was $799,000 for the second quarter of 2009 compared to a $213,000 provision for the second quarter of 2008.  The Company experienced an increase in losses quarter over quarter, which is reflected in net charge-offs of $275,000 compared to $18,000 of net recoveries in the 2008 second quarter.  For the second quarter ended June 30, 2009, net charge-offs as a percentage of average loans was 0.25 percent annualized.  At quarter end, consolidated non-performing assets were $11.5 million, or 1.74 percent of total assets compared with $6.71 million, or 1.16 percent of total assets for the prior-year second quarter.

($ in Thousands)	June 30, 2009	December 31, 2008	June 30, 2008
Net charge-offs	$275	$280	$(18)
Non-performing loans	$10,173	$5,178	$5,141
OREO / OAO	$1,346	$1,409	$1,566
Non-performing assets	$11,519	$6,587	$6,707
Non-performing assets / Total assets	1.74%	1.00%	1.16%
Allowance for loan losses / Total loans	1.33%	1.12%	1.04%
Allowance for loan losses / Non-performing assets	51.0%	76.2%	63.3%

Non-interest Income: Non-interest income was $7.90 million for the second quarter of 2009 compared with $6.80 million for the prior-year second quarter, an increase of $1.10 million, or 16.1 percent.  The second quarter results were primarily driven by the increase in the gain on sale of loans of $755,000 and gains on the sale of securities of $424,000.  The increases were partially offset by trust fees which decreased $175,000 quarter over quarter.  Non-interest income accounted for approximately 63 percent of Rurban’s total second quarter 2009 revenue. Offsetting projected new business at RDSI is the loss of RDSI’s largest client bank in the third quarter of 2009.

On July 28, 2009 RDSI reached an agreement with Information Technology, Inc. and Fiserv Solutions, Inc. (collectively, “Fiserv”) to wind down their licensing relationship.  After December 31, 2010 Fiserv will no longer license its Premier suite of products to RDSI and RDSI will exclusively market New Core Banking Systems’ Single Source™.  RDSI customers which presently rely on the Premier platform will be provided the opportunity to continue their processing with RDSI and convert to Single Source™, or to move their processing to Fiserv and continue to use Premier.  RDSI and Fiserv have agreed to cooperate in transitioning RDSI clients to their choice of core software prior to December 31, 2010.

In accordance with the above-referenced agreement, on July 30, 2009, Fiserv dismissed the civil action it filed against RDSI relating to the Premier license agreements.  The civil action, which was filed by Fiserv on May 20, 2009 in the United States District Court for the District of Nebraska, was previously disclosed on the Form 8-K filed by the Company on May 29, 2009.

Non-interest Expense: Non-interest expense was $11.1 million for the second quarter of 2009, compared with $9.11 million for the second quarter of 2008.  The acquisition of NBM contributed approximately $407,000 of this increase.  The special FDIC assessment was $300,000, and $190,000 of expenses was incurred related to the potential RDSI spin-off and merger with New Core.  Mortgage banking expenses increased $572,000 quarter-over-quarter.  Offsetting these expenses was the recovery of impairment on mortgage servicing rights associated with the Company’s serviced loan portfolio of $125,000.

Six Months Ended June 30, 2009 compared to Six Months Ended June 30, 2008

Net Income: Rurban had net income of $2.11 million or $0.43 per diluted share for the six months ended June 30, 2009, compared to $2.47 million or $0.50 per diluted share for the six months ended June 30, 2008.  This represents a $358,000, or 14.5 percent, decrease in comparison of the six-month periods.  Significant changes from period to period include an increase in non-interest expenses of $2.87 million and an increase in loan loss provision of $889 thousand.  Offsetting these items are an increase in net interest income of $2.13 million and a $1.03 million increase in non-interest income.

Net Interest Income: For the six months ended June 30, 2009, net interest income was $10.4 million, an increase of $2.13 million or 25.8 percent, from the six-month period ended June 30, 2008.  This increase is primarily the result of the acquisition of the five banking centers in Williams County, coupled with a 40 basis point increase in the year-over-year net interest margin.  The ability to restructure the balance sheet from a negative gap to a positive gap over the past six to nine months has been instrumental to the increase in the net interest margin over that time frame.

Provision for Loan Losses: The provision for loan losses was $1.29 million for the six months ended June 30, 2009, compared to $405,000 for the six months ended June 30, 2008.  The additional loan loss is reflective of deterioration of four specific credits.  While an additional $1.10 million was allocated to these four credits, several other credits improved and the associated reserves were accordingly reduced.

Non-interest Income: Non-interest income was $15.3 million for the six months ended June 30, 2009, compared with $14.3 million for the six months ended June 30, 2008.  The first six months of 2009 saw a $1.56 million increase in gains on sale of loans and mortgage servicing rights associated with sold loans.  Gains on the sale of securities contributed an additional $478,000.  Offsetting these items were trust fee income, which decreased $446,000 from the prior year, due to the poor equity markets, and proceeds from the VISA IPO of $132,000 and investment security recoveries of $197,000, both of which were one-time items in 2008.

Non-interest Expense: For the six months ended June 30, 2009, total non-interest expense was $21.6 million compared with 18.7 million for the six months ended June 30, 2008.  This represents a $2.87 million, or 15.4 percent, increase period over period.  Of the overall increase, salary and benefits expense accounted for $1.35 million, due primarily to the addition of the five Williams County branches and numerous growth initiatives.  Occupancy expenses were $507,000 more than the prior year six month period, again due to the addition of the five Williams County branches.  Professional fees increased $286,000 year-over-year, primarily due to the one-time FDIC assessment of $300,000 and legal fees of $190,000 associated with the contemplated RDSI spin-off and potential merger of RDSI with New Core.

Changes in Financial Condition

June 30, 2009 vs. December 31, 2008

At June 30, 2009, total assets were $661.5 million, representing an increase of $3.93 million, or 0.60 percent, from December 31, 2008.  The increase is primarily attributable to an increase of $7.38 million, or 7.19 percent in available-for-sale securities, and an increase in loans held for sale of $9.49 million.  Loan balances decreased $8.89 million, or 1.98 percent.  Cash and cash equivalents decreased $2.44 million, or 8.70 percent.

Year- over-year, average assets increased $90.3 million, or 15.8 percent.  Loan growth over the past twelve months was approximately $36.8 million, or 9.09 percent, reaching $441.2 million at June 30, 2009; this growth was primarily due to the acquisition of NBM.  Commercial loan growth accounted for $17.9 million of the Bank’s growth, with $14.0 million derived from residential growth.

At June 30, 2009, liabilities totaled $598.1 million, an increase of $2.18 million since December 31, 2008.  Of this increase, significant changes include federal funds purchased, which increased $10.0 million, advances from the Federal Home Loan Bank, which increased $3.82 million and notes payable, which increased $1.56 million.  Offsetting the increases was a decrease of $11.2 million in total deposits, as time deposits decreased $23.0 million, while savings, interest checking and money market deposits increased $11.7 million.  The decrease in time deposits was due to excess liquidity which allowed management to run off higher cost municipal deposits.

From December 31, 2008 to June 30, 2009, total shareholders’ equity increased $1.75 million, or 2.84 percent, to $63.4 million.  Of this increase, retained earnings increased $1.23 million, which is the result of $2.11 million in net income less $877,000 in cash dividends to shareholders.  Additional paid-in-capital increased $60,000 as the result of share-based compensation expense incurred during the year.  Accumulated other comprehensive income increased $600,000 as the result of an increase in market value of the available-for-sale securities portfolio.  The stock repurchase plan reduced capital by $139,000 during the first six months of 2009.

Capital Resources

At June 30, 2009, actual capital levels (in millions) and minimum required levels were as follows:

	Actual		Minimum Required For Capital Adequacy Purposes		Minimum Required To Be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)
Consolidated	$63.2	13.7%	$36.8	8.0%	$-	N/A
State Bank	51.5	11.6	35.6	8.0	44.5	10.0

Both the Company and State Bank were categorized as well capitalized at June 30, 2009.

LIQUIDITY

Liquidity relates primarily to the Company’s ability to fund loan demand, meet deposit customers’ withdrawal requirements and provide for operating expenses.  Assets used to satisfy these needs consist of cash and due from banks, federal funds sold, interest earning deposits in other financial institutions, securities available-for-sale and loans held for sale.  These assets are commonly referred to as liquid assets.  Liquid assets were $148.9 million at June 30, 2009 compared to $134.5 million at December 31, 2008.

The Company’s commercial real estate and residential first mortgage portfolio of $261.8 million at June 30, 2009 and $269.5 million at December 31, 2008, which can and has been used to collateralize borrowings, is an additional source of liquidity.  Management believes the Company’s current liquidity level, without these borrowings, is sufficient to meet its liquidity needs.  At June 30, 2009, all eligible commercial real estate and first mortgage loans were pledged under an FHLB blanket lien.

The cash flow statements for the periods presented provide an indication of the Company’s sources and uses of cash, as well as an indication of the ability of the Company to maintain an adequate level of liquidity.  A discussion of the cash flow statements for the six months ended June 30, 2009 and 2008 follows.

The Company experienced negative cash flows from operating activities for the six months ended June 30, 2009 and positive cash flows for the three months ended June 30, 2008.  Net cash used in operating activities was $6.88 million for the three months ended June 30, 2009.  Net cash provided in operating activities was $6.16 million for the three months ended June 30, 2008.

Net cash flow from investing activities was $2.02 million and a use of cash of $24.5 million for the three months ended June 30, 2009 and 2008, respectively.  The changes in net cash from investing activities at June 30, 2009 included available-for-sale securities purchases totaling $44.0 million.  These cash payments were offset by $21.9 million in proceeds from maturities of securities and 15.8 million in proceeds from the sales of securities. Changes in net loans were $8.10 million. The changes in net cash from investing activities at June 30, 2008 included the purchase of securities of $46.2 million, net changes in loans of 17.0 million and the purchases of equipment and software of $2.58 million.  This was partially offset by the proceeds from maturities or calls of securities of $40.9 million.

Net cash flow from financing activities was $2.42 million and $13.0 million for the three month periods ended June 30, 2009 and 2008, respectively.  The 2009 financing activities included a $11.7 million increase in demand deposits, money market, interest checking and savings accounts, which were offset by a $23.0 million decrease in certificates of deposit.  Proceeds from advances from the Federal Home Loan Bank totaled $7.50 million, federal funds purchased totaled $10.0 million and proceeds from notes payable totaled $4.2 million.  Offsetting this increase were repayments of Federal Home Loan Bank advances of $3.68 million, repayment of notes payable of $2.64 million and cash dividends paid to shareholders of $877,000.  The net cash provided by financing activities at June 30, 2008 was primarily due to proceeds from advances from the FHLB which totaled $21.0 million, federal funds purchased totaling $3.6 million and a $1.50 million increase in repurchase agreements.  This was partially offset by a net decrease in deposits of $3.47 million and repayment of FHLB advances of $7.19 million.

Off-Balance-Sheet Borrowing Arrangements:

Significant additional off-balance-sheet liquidity is available in the form of FHLB advances, unused federal funds lines from correspondent banks, and a line of credit with a regional bank.  Management expects the risk of changes in off-balance-sheet arrangements to be immaterial to earnings.

Approximately $130.8 million of the Company’s $261.8 million commercial real estate and residential first mortgage loans qualify to collateralize FHLB borrowings and have been pledged to meet FHLB collateralization requirements as of June 30, 2009.  Based on the current collateralization requirements of the FHLB, approximately $2.2 million of additional borrowing capacity existed at June 30, 2009. The Company also had $27.7 million in unpledged securities that may be used to pledge for additional borrowings.

At June 30, 2009, the Company had unused federal funds lines totaling $13.5 million.  At December 31, 2008, the Company had $25.5 million in federal funds lines.  Federal funds borrowed at June 30, 2009 and December 31, 2008 totaled $10.0 million and $0, respectively.  The Company also has a $15 million line of credit with a regional bank.  Advances on this line totaled $0 and $0 at June 30, 2009 and December 31, 2008 respectively.

The Company’s contractual obligations as of June 30, 2009 consisted of long-term debt obligations, other debt obligations, operating lease obligations and other long-term liabilities.  Long-term debt obligations were comprised of FHLB advances of $40.5 million.  Other debt obligations were comprised of Trust Preferred Securities of $20.6 million.  The Company’s operating lease obligations consist of a lease on the State Bank operations building of $99,600 per year, a lease on the RDSI-North building of $162,000 per year, a lease on the Northtowne branch of State Bank of $60,000 per year and a lease on the RDSI/DCM Lansing facility of $61,000 per year.  Other long-term liabilities were comprised of time deposits of $219.6 million.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The following table provides information about the Company’s financial instruments used for purposes other than trading that are sensitive to changes in interest rates as of June 30, 2009.  It does not present when these items may actually reprice.  For loans receivable, securities, and liabilities with contractual maturities, the table presents principal cash flows and related weighted-average interest rates by contractual maturities as well as the historical impact of interest rate fluctuations on the prepayment of loans and mortgage backed securities.  For core deposits (demand deposits, interest-bearing checking, savings, and money market deposits) that have no contractual maturity, the table presents principal cash flows and, as applicable, related weighted-average interest rates based upon the Company’s historical experience, management’s judgment and statistical analysis, as applicable, concerning their most likely withdrawal behaviors.  The current historical interest rates for core deposits have been assumed to apply for future periods in this table as the actual interest rates that will need to be paid to maintain these deposits are not currently known.  Weighted average variable rates are based upon contractual rates existing at the reporting date.

Principal/Notional Amount Maturing or Assumed to Withdraw In:
(Dollars in Thousands)

Comparison of 2009 to 2008:	First	Years
Total rate-sensitive assets:	Year	2 – 5	Thereafter	Total
At June 30, 2009	$184,189	$245,619	$138,456	$568,264
At December 31, 2008	182,795	227,333	160,659	570,787
Increase (decrease)	$1,394	$18,286	$(22,203)	$(2,523)

Total rate-sensitive liabilities:
At June 30, 2009	$216,931	$349,332	$23,084	$589,347
At December 31, 2008	220,481	338,260	27,173	585,914
Increase (decrease)	$(3,550)	$11,072	$(4,089)	$3,433

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended June 30, 2009, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

As previously disclosed in the Form 8-K filed by the Company on August 3, 2009, the civil action filed by Information Technology, Inc. and Fiserv Solutions, Inc. (collectively, “Fiserv”) on May 20, 2009 in the United States District Court for the District of Nebraska, was dismissed by Fiserv on July 30, 2009.

Item 1A. Risk Factors

There are certain risks and uncertainties in our business that could cause our actual results to differ materially from those anticipated.  A detailed discussion of our risk factors is included in “Item 1A. Risk Factors” of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.  The following information updates certain of our risk factors and should be read in conjunction with the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

INCREASES IN FDIC INSURANCE PREMIUMS MAY NEGATIVELY AFFECT OUR PROFITABILITY.

The FDIC insures deposits at FDIC insured financial institutions, including State Bank. The FDIC charges the insured financial institutions premiums to maintain the Deposit Insurance Fund at a certain level.  Current economic conditions have increased bank failures and expectations for further failures, in which case the FDIC insures payment of deposits up to insured limits from the Deposit Insurance Fund.  In late 2008, the FDIC announced an increase in insurance premium rates of seven basis points, beginning with the first quarter of 2009.  Additional changes, beginning April 1, 2009, were to require riskier institutions to pay a larger share of premiums by factoring in rate adjustments based on secured liabilities and unsecured debt levels.

On May 22, 2009, the FDIC adopted a final rule that imposed a special assessment for the second quarter of 2009 of five basis points on each insured depository institution’s assets minus its Tier 1 capital as of June 30, 2009, which will be collected on September 30, 2009.  The Corporation expensed $300,000 during the second quarter for this special assessment.  In its May 22, 2009 final rule, the FDIC also announced that an additional assessment of approximately the same amount later in 2009 is probable.

In general, we are unable to control the amount of premiums that we are required to pay for FDIC insurance.  If there are additional failures of FDIC-insured institutions, we may be required to pay even higher FDIC premiums.  The announced increases and any future increases in FDIC insurance premiums may materially adversely affect our results of operations and our ability to continue to pay dividends on our common shares.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
a.	Not applicable
b.	Not applicable
c.	The following table provides information regarding repurchases of the Company’s common shares during the three months ended June 30, 2009:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
April 1 through April 30, 2009	3,454	$8.28	1,543	92,397
May 1 through May 31, 2009	4,026	$8.05	3,100	89,297
June 1 through June 30, 2009	3,226	$7.80	2,751	86,546

(1)
All of the repurchased shares, other than the shares repurchased as part of the publicly announced plan, were purchased in the open market by Reliance Financial Services, an indirect subsidiary of the Company, in its capacity as the administrator of the Company’s Employee Stock Ownership and Savings Plan.

(2)
On July 15, 2009, the Company announced that its Board of Directors had authorized an extension to the stock repurchase program for an additional fifteen months.  The original stock repurchase program was announced in April, 2007 for fifteen months authorizing the purchase of 250,000 common shares.

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable

Item 5. Other Information

Not applicable

Item 6. Exhibits

Exhibits

2.1 –
Agreement and Plan of Merger, dated as of April 25, 2009, by and among Rurbanc  Data Services, Inc., NC Merger Corp. and New Core Holdings, Inc. (Incorporated herein by reference to Exhibit 2.1 to Rurban Financial Corp.’s Current Report on Form 8-K filed April 29, 2009)

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

RURBAN FINANCIAL CORP.

Date: August 13, 2009	By	/s/ Kenneth A. Joyce
Kenneth A. Joyce
President & Chief Executive Officer

By	/s/ Duane L. Sinn
Duane L. Sinn
Executive Vice President & Chief Financial Officer