Form 10-Q
period 2009-09-30
RURBAN FINANCIAL CORP
filed 2009-11-16
CIK 767405

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
OR

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

                                                                     None                                                     &# 160;
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Shares, without par value	4,861,779 shares
(class)	(Outstanding at November 16, 2009)

RURBAN FINANCIAL CORP.

FORM 10-Q

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The interim condensed consolidated financial statements of Rurban Financial Corp. (“Rurban” or the “Company”) are unaudited; however, the information contained herein reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of financial condition and results of operations for the interim periods presented.  All adjustments reflected in these financial statements are of a normal recurring nature in accordance with Rule 10-01 of Regulation S-X.  Results of operations for the three and nine months ended September 30, 2009 are not necessarily indicative of results for the complete year.

Rurban Financial Corp.
Condensed Consolidated Balance Sheets
September 30, 2009 and December 31, 2008

	(Unaudited)
	September 30,	December 31,
	2009	2008

Assets

Cash and due from banks	$31,055,035	$18,059,532
Federal funds sold	-	10,000,000
Cash and cash equivalents	31,055,035	28,059,532
Available-for-sale securities	111,561,500	102,606,475
Loans held for sale	11,370,884	3,824,499
Loans, net of unearned income	448,392,963	450,111,653
Allowance for loan losses	(5,934,165)	(5,020,197)
Premises and equipment	17,217,039	17,621,262
Purchased software	5,273,311	5,867,395
Federal Reserve and Federal Home Loan Bank stock	3,748,250	4,244,100
Foreclosed assets held for sale, net	1,748,376	1,384,335
Interest receivable	2,851,934	2,964,663
Goodwill	21,414,790	21,414,790
Core deposits and other intangibles	5,177,508	5,835,936
Cash value of life insurance	12,953,972	12,625,015
Other	6,917,729	6,079,451

Total assets	$673,749,126	$657,618,909

See notes to condensed consolidated financial statements (unaudited)

Note: The balance sheet at December 31, 2008 has been derived from the audited consolidated financial statements at that date

Rurban Financial Corp.
Condensed Consolidated Balance Sheets
September 30, 2009 and December 31, 2008

	(Unaudited)
	September 30,	December 31,
	2009	2008

Liabilities and Stockholders’ Equity
Liabilities
Deposits
Demand	$54,149,280	$52,242,626
Savings, interest checking and money market	213,738,928	189,461,755
Time	224,404,005	242,516,203
Total deposits	492,292,213	484,220,584
Notes payable	2,357,816	1,000,000
Federal Home Loan Bank advances	39,868,884	36,646,854
Repurchase agreements	46,138,646	43,425,978
Trust preferred securities	20,620,000	20,620,000
Interest payable	1,382,015	1,965,842
Other liabilities	6,421,448	8,077,647
Total liabilities	609,081,022	595,956,905

Commitments and Contingent Liabilities

Stockholders’ Equity
Common stock, $2.50 stated value; authorized 10,000,000 shares; issued 5,027,433 shares; outstanding September 2009 – 4,861,779 shares, December 2008 – 4,881,452 shares	12,568,583	12,568,583
Additional paid-in capital	15,132,715	15,042,781
Retained earnings	36,737,207	35,785,317
Accumulated other comprehensive income (loss)	1,998,910	(121,657)
Treasury Stock, at cost
Common; September 2009 – 165,654 shares, December 2008 – 145,981 shares	(1,769,311)	(1,613,020)
Total stockholders’ equity	64,668,104	61,662,004

Total liabilities and stockholders’ equity	$673,749,126	$657,618,909

See notes to condensed consolidated financial statements (unaudited)

Note: The balance sheet at December 31, 2008 has been derived from the audited consolidated financial statements at that date.

Rurban Financial Corp.
Condensed Consolidated Statements of Income (Unaudited)
Three Months Ended

	September 30, 2009	September 30, 2008

Interest Income
Loans
Taxable	$6,884,515	$6,736,100
Tax-exempt	20,944	22,125
Securities
Taxable	944,579	1,135,931
Tax-exempt	294,716	109,805
Other	41,621	17,635
Total interest income	8,186,375	8,021,596

Interest Expense
Deposits	1,559,730	2,258,470
Other borrowings	43,745	16,803
Repurchase agreements	437,419	465,452
Federal Home Loan Bank advances	417,359	416,696
Trust preferred securities	391,407	415,686
Total interest expense	2,849,660	3,573,107

Net Interest Income	5,336,715	4,448,489

Provision for Loan Losses	898,050	146,173

Net Interest Income After Provision for Loan Losses	4,438,665	4,302,316

Non-interest Income
Data service fees	4,806,359	4,947,727
Trust fees	644,427	780,726
Customer service fees	700,042	626,008
Net gains on loan sales	722,234	132,999
Loan servicing fees	126,265	57,356
Gain (loss) on sale of assets	(52,976)	222,815
Other	129,360	221,081
Total non-interest income	$7,075,711	$6,988,712

See notes to condensed consolidated financial statements (unaudited)

Rurban Financial Corp.
Condensed Consolidated Statements of Income (Unaudited)
Three Months Ended

	September 30, 2009	September 30, 2008
Non-interest Expense
Salaries and employee benefits	$5,422,005	$4,239,578
Net occupancy expense	752,532	526,301
Equipment expense	2,041,339	1,553,188
Data processing fees	151,320	120,151
Professional fees	705,415	489,910
Marketing expense	232,294	247,120
Printing and office supplies	104,036	115,667
Telephone and communications	406,673	415,120
Postage and delivery expense	511,525	511,522
State, local and other taxes	235,067	235,647
Employee expense	293,634	272,315
Other	598,275	552,379
Total non-interest expense	11,454,115	9,278,898

Income Before Income Tax	60,261	2,012,130

(Credit) Provision for Income Taxes	(99,421)	588,090

Net Income	$159,682	$1,424,040

Basic Earnings Per Share	$0.03	$0.29

Diluted Earnings Per Share	$0.03	$0.29

Dividends Declared Per Share	$0.09	$0.09

See notes to condensed consolidated financial statements (unaudited)

Rurban Financial Corp.
Condensed Consolidated Statements of Income (Unaudited)
Nine Months Ended

	September 30, 2009	September 30, 2008
Interest Income
Loans
Taxable	$20,554,775	$20,567,604
Tax-exempt	71,791	63,944
Securities
Taxable	3,158,649	3,266,395
Tax-exempt	766,931	433,970
Other	71,498	130,424
Total interest income	24,623,644	24,462,337

Interest Expense
Deposits	5,115,379	7,973,962
Other borrowings	91,548	43,792
Repurchase agreements	1,296,242	1,376,767
Federal Home Loan Bank advances	1,221,487	1,096,178
Trust preferred securities	1,185,021	1,273,775
Total interest expense	8,909,677	11,764,474

Net Interest Income	15,713,967	12,697,863

Provision for Loan Losses	2,192,042	551,388

Net Interest Income After Provision for Loan Losses	13,521,925	12,146,475

Non-interest Income
Data service fees	14,734,942	15,161,075
Trust fees	1,869,083	2,451,567
Customer service fees	1,923,744	1,825,040
Net gains on loan sales	2,738,626	590,747
Net realized gain on securities	477,591	-
Net proceeds from VISA IPO	-	132,106
Investment securities recoveries	-	197,487
Loan servicing fees	298,001	175,516
Gain (Loss) on sale of assets	(95,390)	151,393
Other	474,410	620,452
Total non-interest income	$22,421,007	$21,305,383

See notes to condensed consolidated financial statements (unaudited)

Rurban Financial Corp.
Condensed Consolidated Statements of Income (Unaudited)
Nine Months Ended

	September 30, 2009	September 30, 2008

Non-interest Expense
Salaries and employee benefits	$15,644,731	$13,113,999
Net occupancy expense	2,336,652	1,603,496
Equipment expense	5,353,637	4,746,533
Data processing fees	495,782	321,510
Professional fees	1,846,458	1,345,133
Marketing expense	655,597	584,957
Printing and office supplies	435,913	421,405
Telephone and communications	1,212,901	1,258,907
Postage and delivery expense	1,635,037	1,649,969
State, local and other taxes	701,120	602,833
Employee expense	810,776	806,298
Other	1,908,592	1,535,564
Total non-interest expense	33,037,196	27,990,604

Income Before Income Tax	2,905,736	5,461,254

Provision for Income Taxes	638,915	1,572,034

Net Income	$2,266,821	$3,889,220

Basic Earnings Per Share	$0.46	$0.79

Diluted Earnings Per Share	$0.46	$0.79

Dividends Declared Per Share	$0.27	$0.25

See notes to condensed consolidated financial statements (unaudited)

RURBAN FINANCIAL CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’
EQUITY (UNAUDITED)

	Three Months Ended		Nine Months Ended
	Sept 30, 2009	Sept 30, 2008	Sept 30, 2009	Sept 30, 2008

Balance at beginning of period	$63,412,713	$59,361,729	$61,662,004	$59,325,235

Cumulative effect adjustment for split dollar BOLI	-	-	-	(116,303)

Net Income	159,682	1,424,040	2,266,821	3,889,220

Unrealized gains (losses) on securities
Unrealized holding gains (losses) arising during the year, net of tax	1,520,345	(183,016)	2,402,777	(1,026,753)
Less: reclassification adjustment for gains realized in net income, net of tax	-	-	282,210	-
Total comprehensive income	1,680,027	1,241,024	4,387,388	2,862,467

Cash dividend	(437,641)	(442,254)	(1,314,932)	(1,235,524)

Purchase of treasury shares	(16,797)	(74,758)	(156,291)	(791,358)

Share-based compensation	29,802	31,392	89,935	72,616

Balance at end of period	$64,668,104	$60,117,133	$64,668,104	$60,117,133

See notes to condensed consolidated financial statements (unaudited)

Rurban Financial Corp.
Condensed Consolidated Statements of Cash Flows (Unaudited)
Nine Months Ended

	September 30, 2009	September 30, 2008
Operating Activities
Net income	$2,266,821	$3,889,220
Items not requiring (providing) cash
Depreciation and amortization	3,077,533	2,752,284
Provision for loan losses	2,192,042	551,388
Expense of share-based compensation plan	89,935	72,616
Amortization of premiums and discounts on securities	476,693	91,901
Amortization of intangible assets	658,428	520,144
Deferred income taxes	(1,231,352)	528,933
FHLB Stock Dividends	-	(127,200)
Proceeds from sale of loans held for sale	258,045,357	31,021,863
Originations of loans held for sale	(262,853,116)	(30,259,691)
Gain from sale of loans	(2,738,626)	(590,747)
Gain on sale of available for sale securities	(477,591)	-
Loss on sale of foreclosed assets	66,116	5,066
Gain on sale of branch office building	-	(243,000)
Loss on sales of fixed assets	29,274	86,541
Changes in
Interest receivable	112,729	173,416
Other assets	(1,017,991)	1,491,304
Interest payable and other liabilities	(2,101,088)	(957,768)

Net cash provided by (used in) operating activities	(3,404,836)	9,006,270

Investing Activities
Purchases of available-for-sale securities	(49,982,386)	(46,231,265)
Proceeds from maturities of available-for-sale securities	28,400,454	42,808,714
Proceeds from sales of available-for-sale securities	15,790,787	-
Proceeds from sales of Fed Stock	700,000	-
Purchase of FHLB Stock	(204,150)	-
Net change in loans	(494,016)	(12,983,338)
Purchase of premises and equipment and software	(2,167,462)	(6,843,233)
Proceeds from sales of premises and equipment	58,962	2,041,511
Proceeds from sale of foreclosed assets	405,230	174,722

Net cash used in investing activities	$(7,492,581)	$(21,032,889)

See notes to condensed consolidated financial statements (unaudited)

Rurban Financial Corp.
Condensed Consolidated Statements of Cash Flows (Unaudited) (continued)
Nine Months Ended

	September 30, 2009	September 30, 2008
Financing Activities
Net increase in demand deposits, money market, interest checking and savings accounts	$26,183,827	$18,604,838
Net decrease in certificates of deposit	(18,112,198)	(18,181,676)
Net increase in securities sold under agreements to repurchase	2,712,668	1,547,417
Net increase in federal funds purchased	-	5,000,000
Proceeds from Federal Home Loan Bank advances	7,500,000	24,000,000
Repayment of Federal Home Loan Bank advances	(4,277,970)	(7,770,077)
Proceeds from notes payable	4,200,000	-
Repayment of notes payable	(2,842,184)	(922,457)
Purchase of treasury stock	(156,291)	(791,358)
Dividends paid	(1,314,932)	(1,235,524)

Net cash provided by financing activities	13,892,920	20,251,163

Increase in Cash and Cash Equivalents	2,995,503	8,224,544

Cash and Cash Equivalents, Beginning of Year	28,059,532	17,183,627

Cash and Cash Equivalents, End of Period	$31,055,035	$25,408,171

Supplemental Cash Flows Information

Interest paid	$9,493,504	$12,722,242

Transfer of loans to foreclosed assets	$822,113	$1,856,977

Income Taxes Paid	$-	$556,000

See notes to condensed consolidated financial statements (unaudited)

RURBAN FINANCIAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A—BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q.  Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  The financial statements reflect all adjustments that are, in the opinion of management, necessary to fairly present the financial position, results of operations and cash flows of the Company.  Those adjustments consist only of normal recurring adjustments.  Results of operations for the three and nine months ended September 30, 2009 are not necessarily indicative of results for the complete year.

The condensed consolidated balance sheet of the Company as of December 31, 2008 has been derived from the audited consolidated balance sheet of the Company as of that date.

For further information, refer to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

NOTE B—EARNINGS PER SHARE

Earnings per share (EPS) have been computed based on the weighted average number of shares outstanding during the periods presented. For the periods ended September 30, 2009 and 2008, share based awards totaling 311,713 and 316,263 common shares, respectively, were not considered in computing EPS as they were anti-dilutive. The number of shares used in the computation of basic and diluted earnings per share were:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2009	2008	2009	2008
Basic earnings per share	4,862,574	4,911,015	4,868,800	4,935,804
Diluted earnings per share	4,866,563	4,911,015	4,871,574	4,935,881

NOTE C – LOANS, RISK ELEMENTS AND ALLOWANCE FOR LOAN LOSSES

Total loans on the balance sheet are comprised of the following classifications at:

	September 30,	December 31,
	2009	2008

Commercial	$82,147,159	$83,645,408
Commercial real estate	174,944,881	161,566,005
Agricultural	44,683,395	43,641,132
Residential real estate	91,840,233	107,905,198
Consumer	54,708,658	53,338,523
Lease financing	354,110	266,348
Total loans	448,678,436	450,362,614

Less
Net deferred loan fees, premiums and discounts	(285,473)	(250,961)

Loans, net of unearned income	$448,392,963	$450,111,653
Allowance for loan losses	$(5,934,165)	$(5,020,197)

The following is a summary of the activity in the allowance for loan losses account for the three and nine months ended September 30, 2009 and 2008.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Balance, beginning of period	$5,873,146	$4,246,794	$5,020,197	$3,990,455
Provision charged to expense	898,050	146,173	2,192,042	551,388
Recoveries	45,528	64,475	127,443	123,472
Loans charged off	(882,559)	(400,229)	(1,405,517)	(608,103)
Balance, end of period	$5,934,165	$4,057,213	$5,934,165	$4,057,213

The following schedule summarizes nonaccrual, past due and impaired loans at:

	September 30,	December 31,
	2009	2008
Non-accrual loans	$9,645,886	$5,177,694

Accruing loans which are contractually
past due 90 days or more as to interest or
principal payments	161	-
Total non-performing loans	$9,646,047	$5,177,694

In addition to the above mentioned non-performers, management was very proactive in reaching out to customers to restructure loans.  On September 30, 2009, approximately $6.90 million in loans were restructured and are currently paying under the new terms.  At December 31, 2008, $151,000 in loans were restructured and paying under the new terms.

Individual loans determined to be impaired were as follows:

	September 30,	December 31,
	2009	2008

Loans with no allowance for loan losses allocated	$7,940,000	$1,857,000
Loans with allowance for loan losses allocated	6,688,000	866,000
Total impaired loans	$14,628,000	$2,723,000

Amount of allowance allocated	$2,023,000	$322,000

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and State Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined in the regulations), and of Tier I capital to average assets (as defined in the regulations).  As of September 30, 2009 and December 31, 2008, the Company and State Bank exceeded all “well-capitalized” requirements to which they were subject.

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

The Company’s consolidated, and State Bank’s actual, capital amounts (in millions) and ratios, as of September 30, 2009 and December 31, 2008, are also presented in the following table.

	Actual		Minimum Required For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2009
Total Capital (to Risk-Weighted Assets)
Consolidated	$61.9	13.1%	$37.9	8.0%	$—	N/A
State Bank	52.0	11.3	36.7	8.0	45.9	10.0

Tier I Capital (to Risk-Weighted Assets)
Consolidated	57.7	12.2	18.9	4.0	—	N/A
State Bank	46.2	10.1	18.3	4.0	27.5	6.0

Tier I Capital (to Average Assets)
Consolidated	57.7	8.7	26.6	4.0	—	N/A
State Bank	46.2	7.2	25.7	4.0	32.2	5.0

As of December 31, 2008
Total Capital (to Risk-Weighted Assets)
Consolidated	$59.5	13.0%	$36.5	8.0%	$—	N/A
State Bank	50.0	11.3	35.4	8.0	44.3	10.0

Tier I Capital (to Risk-Weighted Assets)
Consolidated	54.5	11.9	18.3	4.0	—	N/A
State Bank	45.0	10.2	17.7	4.0	26.6	6.0

Tier I Capital (to Average Assets)
Consolidated	54.5	9.5	23.1	4.0	—	N/A
State Bank	45.0	7.7	23.5	4.0	29.3	5.0

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

NOTE F - NEW ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC” 105), Generally Accepted Accounting Principles (“GAAP”), which established the FASB Accounting Standards Codification (the “Codification” or “ASC”) as the single source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  The Codification superseded all then-existing non-SEC accounting and reporting standards.  All other non-grandfathered non-SEC accounting literature not included in the Codification became non-authoritative.  The Codification was made effective by the FASB for periods ending on or after September 15, 2009.  This quarterly report reflects the guidance in the Codification.

FASB ASC 805-10 concerning business combinations seeks to improve the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects.  This guidance introduces new accounting concepts, and several of these changes have the potential to generate greater earnings volatility, in connection with and after an acquisition.  Some of the more significant changes include:

•	Transaction costs and restructuring charges will now be expensed.

•
The accounting for certain assets acquired and liabilities assumed will change significantly.  The most significant to the Company being that allowance for loan losses at acquisition date will be eliminated.

•	Contingent consideration will be measured at fair value until settled.

•	Equity issued in an acquisition will be valued at the closing date, as opposed to the announcement date.

•	Material adjustments made to the initial acquisition will be recorded back to the acquisition date.

FASB ASC 805-10 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, and may not be applied before that date.  The Company adopted FASB ASC 805-10 effective January 1, 2009, as required, without material effect on the Company’s financial position or results of operations.

In May 2009, the FASB issued guidance establishing principles and requirements for subsequent events accounting and disclosure, setting forth general principles of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This guidance does not apply to subsequent events or transactions that are within the scope of other applicable GAAP that provide specific guidance on the accounting treatment for subsequent events or transactions. This guidance is effective prospectively for interim or annual financial periods ending after June 15, 2009. We adopted this guidance, and it did not have a material impact on our consolidated financial statements.

FASB ASC 820-10 concerns determining fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly.  The guidance was issued on April 9, 2009 and provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased.  FASB ASC 820-10 also includes guidance on identifying circumstances that indicate a transaction is not orderly.   Even if there has been a significant decrease in the volume and level of activity regardless of valuation technique, the objective of a fair value measurement remains the same.  Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions.  FASB ASC 820-10 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009, only if FASB ASC 320-10 and FASB ASC 825-10 are adopted concurrently.  FASB ASC 820-10 does not require disclosures for earlier periods presented for comparative purposes at initial adoption. The Company adopted FASB ASC 820-10 effective June 30, 2009, as required, without material effect on the Company’s financial position or results of operations.

On June 16, 2008, the FASB issued guidance on whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method.  The guidance is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008.  The adoption of this guidance has not impacted the Corporation’s consolidated financial statements.

FASB ASC 815-10 concerning disclosures about derivative instruments and hedging activities was issued in March 2008 and amends and expands the disclosure requirements of previous guidance to provide greater transparency about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedge items are accounted for under FASB ASC 815-10 and its related interpretations and (iii) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows.  To meet those objectives, FASB ASC 815-10 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements.  FASB ASC 815-10 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  The Company adopted FASB ASC 815-10 effective January 1, 2009, as required, without material effect on the Company’s financial position or results of operations.

FASB ASC 810-10 concerning noncontrolling interests in consolidated financial statements establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  Before this statement was issued, limited guidance existed for reporting noncontrolling interests.  As a result, considerable diversity in practice existed.  So called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity.  This guidance improves comparability by eliminating that diversity.  The FASB ASC 810-10 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  The Company adopted FASB ASC 810-10 effective January 1, 2009, as required, without material effect on the Company’s financial position or results of operations.

FASB ASC 805-20 concerns accounting for assets acquired and liabilities assumed in a business combination that arise from contingencies and clarifies previous guidance regarding the initial recognition and measurement, subsequent measurement and accounting and disclosure of assets and liabilities arising from contingencies in a business combination. FASB ASC 805-20 eliminates the distinction between contractual and noncontractual contingencies discussed in FASB ASC 805-10, specifies whether contingencies should be measured at fair value or in accordance with FASB ASC 450-10, provides application guidance on subsequent accounting for assets acquired and liabilities assumed in a business combination that arise from contingencies and establishes new disclosure requirements.  FASB ASC 805-20 is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The Company adopted FASB ASC 805-20 effective January 1, 2009, as required, without material effect on the Company’s financial position or results of operations.

FASB ASC 320-10 concerns recognition and presentation of other-than-temporary impairments and was issued on April 9, 2009.  The guidance requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  FASB ASC 320-10 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009, only if FASB ASC 820-10 and FASB ASC 825-10 are adopted concurrently.  FASB ASC 320-10 does not require disclosures for earlier periods presented for comparative purposes at initial adoption. The Company adopted FASB ASC 320-10 effective June 30, 2009, as required, without material effect on the Company’s financial position or results of operations.

FASB ASC 825-10 concerning interim disclosures about fair value of financial instruments was issued on April 9, 2009 and amends the other-than-temporary guidance in United States generally accepted accounting principles for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements.  FASB ASC 825-10 does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities and does not require disclosures for earlier periods presented for comparative purposes at initial adoption.  Effective for interim reporting periods ending after June 15, 2009, early adoption is permitted for periods ending after March 15, 2009, only if FASB ASC 820-10 and FASB ASC 320-10 are adopted concurrently.  The Company adopted FASB ASC 825-10 effective June 30, 2009, as required, without material effect on the Company’s financial position or results of operations.

At its September 2006 meeting, the Emerging Issues Task Force (“EITF”) reached a final consensus on the Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.  The consensus stipulates that an agreement by an employer to share a portion of the proceeds of a life insurance policy with an employee during the postretirement period is a postretirement benefit arrangement. The consensus concludes that the purchase of a split-dollar life insurance policy does not constitute a settlement and, therefore, a liability for the postretirement obligation must be recognized if the benefit is offered under an arrangement that constitutes a plan. This guidance is effective for annual or interim reporting periods beginning after December 15, 2007.  The Company has endorsement split-dollar life insurance policies.  A liability has been recorded through a cumulative-effect adjustment to retained earnings as of January 1, 2008 in the amount of $116,303.  There was no material impact to the financial position and results of operations as a result of the implementation of the consensus.

FASB ASC 860-10 concerning accounting for transfers of financial assets was issued in June 2009 and changes the derecognition guidance for transferors of financial assets, including entities that sponsor securitizations, to align that guidance with the original intent of previous guidance.  FASB ASC 860-10 also eliminates the exemption from consolidation for qualifying special-purpose entities (QSPEs).  As a result, all existing QSPEs need to be evaluated to determine whether the QSPE should be consolidated in accordance with FASB ASC 860-10.

FASB ASC 860-10 is effective as of the beginning of a reporting entity’s first annual reporting period beginning after November 15, 2009 (January 1, 2010, as to the Company), for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The recognition and measurement provisions of FASB ASC 860-10 must be applied to transfers that occur on or after the effective date.  Early application is prohibited.  FASB ASC 860-10 also requires additional disclosures about transfers of financial assets that occur both before and after the effective date.  The Company does not believe that the adoption of FASB ASC 860-10 will have a significant effect on its consolidated financial statements.

FASB ASC 860-10 also improves how enterprises account for and disclose their involvement with variable interest entities (VIE’s), which are special-purpose entities, and other entities whose equity at risk is insufficient or lack certain characteristics.  Among other things, FASB ASC 860-10 changes how an entity determines whether it is the primary beneficiary of a variable interest entity (VIE) and whether that VIE should be consolidated.  FASB ASC 860-10 requires an entity to provide significantly more disclosures about its involvement with VIEs.  As a result, the Company must comprehensively review its involvements with VIEs and potential VIEs, including entities previously considered to be qualifying special purpose entities, to determine the effect on its consolidated financial statements and related disclosures.  FASB ASC 860-10 is effective as of the beginning of a reporting entity’s first annual reporting period that begins after November 15, 2009 (January 1, 2010, as to the Company), and for interim periods within the first annual reporting period.  Earlier application is prohibited.  The Company does not believe that the adoption of FASB ASC 860-10 will have a significant effect on its consolidated financial statements.

NOTE G – COMMITMENTS AND CREDIT RISK

As of September 30, 2009, loan commitments and unused lines of credit totaled $82,216,000, standby letters of credit totaled $279,000 and no commercial letters of credit were outstanding.  At December 31, 2008, loan commitments and unused lines of credit totaled $67,785,000, standby letters of credit totaled $5,436,000 and no commercial letters of credit were outstanding.

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

NOTE H — SEGMENT INFORMATION (Continued)

As of and for the three months ended September 30, 2009

		Data		Total	Intersegment	Consolidated
Income statement information:	Banking	Processing	Other	Segments	Elimination	Totals

Net interest income (expense)	$5,771,303	$(43,344)	$(391,244)	$5,336,715		$5,336,715

Non-interest income - external customers	2,249,206	4,806,359	20,146	7,075,711		7,075,711

Non-interest income - other segments	23,560	395,071	388,747	807,378	(807,378)	-

Total revenue	8,044,069	5,158,086	17,649	13,219,804	(807,378)	12,412,426

Non-interest expense	6,256,451	5,144,578	860,464	12,261,493	(807,378)	11,454,115

Significant non-cash items:
Depreciation and amortization	254,768	966,758	25,037	1,246,563	-	1,246,563
Provision for loan losses	898,050	-	-	898,050	-	898,050

Income tax expense (benefit)	177,837	5,459	(282,717)	(99,421)	-	(99,421)

Segment profit (loss)	$711,731	$8,049	$(560,098)	$159,682	$-	$159,682

Balance sheet information:
Total assets	$652,343,870	$22,658,239	$3,211,396	$678,213,505	$(4,464,379)	$673,749,126

Goodwill and intangibles	$19,632,662	$6,959,636	$-	$26,592,298	$-	$26,592,298

Premises and equipment expenditures	$157,579	$1,388,936	$7,350	$1,553,865	$-	$1,553,865

NOTE H — SEGMENT INFORMATION (Continued)

As of and for the three months ended September 30, 2008

		Data		Total	Intersegment	Consolidated
Income statement information:	Banking	Processing	Other	Segments	Elimination	Totals

Net interest income (expense)	$4,891,436	$(21,947)	$(421,000)	$4,448,489		$4,448,489

Non-interest income - external customers	1,974,017	4,947,727	66,968	6,988,712		6,988,712

Non-interest income - other segments	10,417	366,995	360,685	738,097	(738,097)	-

Total revenue	6,875,870	5,292,775	6,653	12,175,298	(738,097)	11,437,201

Non-interest expense	5,002,593	4,285,797	728,605	10,016,995	(738,097)	9,278,898

Significant non-cash items:
Depreciation and amortization	260,253	518,659	52,260	831,172	-	831,172
Provision for loan losses	146,173	-	-	146,173	-	146,173

Income tax expense (benefit)	493,656	342,376	(247,942)	588,090	-	588,090

Segment profit (loss)	$1,233,448	$664,602	$(474,010)	$1,424,040	$-	$1,424,040

Balance sheet information:
Total assets	$564,608,095	$20,602,272	$5,259,746	$590,470,113	$(5,448,337)	$585,021,776

Goodwill and intangibles	$11,356,438	$7,199,264	$-	$18,555,702	$-	$18,555,702

Premises and equipment expenditures	$518,769	$3,701,633	$40,831	$4,261,233	$-	$4,261,233

NOTE H — SEGMENT INFORMATION (Continued)

As of and for the nine months ended September 30, 2009

		Data		Total	Intersegment	Consolidated
Income statement information:	Banking	Processing	Other	Segments	Elimination	Totals

Net interest income (expense)	$17,000,819	$(102,422)	$(1,184,430)	$15,713,967		$15,713,967

Non-interest income - external customers	7,648,452	14,710,064	62,491	22,421,007		22,421,007

Non-interest income - other segments	67,596	1,214,526	1,122,342	2,404,464	(2,404,464)	-

Total revenue	24,716,867	15,822,168	403	40,539,438	(2,404,464)	38,134,974

Non-interest expense	19,070,894	13,723,716	2,647,050	35,441,660	(2,404,464)	33,037,196

Significant non-cash items:
Depreciation and amortization	785,852	2,217,131	74,550	3,077,533	-	3,077,533
Provision for loan losses	2,192,042	-	-	2,192,042	-	2,192,042

Income tax expense (benefit)	832,145	714,340	(907,570)	638,915	-	638,915

Segment profit (loss)	$2,621,786	$1,384,112	$(1,739,077)	$2,266,821	$-	$2,266,821

Balance sheet information:
Total assets	$652,343,870	$22,658,239	$3,211,396	$678,213,505	$(4,464,379)	$673,749,126

Goodwill and intangibles	$19,632,662	$6,959,636	$-	$26,592,298	$-	$26,592,298

Premises and equipment expenditures	$480,715	$1,640,225	$46,522	$2,167,462	$-	$2,167,462

NOTE H — SEGMENT INFORMATION (Continued)

As of and for the nine months ended September 30, 2008

		Data		Total	Intersegment	Consolidated
Income statement information:	Banking	Processing	Other	Segments	Elimination	Totals

Net interest income (expense)	$14,067,748	$(97,496)	$(1,272,389)	$12,697,863		$12,697,863

Non-interest income - external customers	5,965,120	15,155,795	184,468	21,305,383		21,305,383

Non-interest income - other segments	35,628	1,125,947	1,052,267	2,213,842	(2,213,842)	-

Total revenue	20,068,496	16,184,246	(35,654)	36,217,088	(2,213,842)	34,003,246

Non-interest expense	14,833,645	12,995,624	2,375,177	30,204,446	(2,213,842)	27,990,604

Significant non-cash items:
Depreciation and amortization	756,546	1,884,267	111,471	2,752,284	-	2,752,284
Provision for loan losses	551,388	-	-	551,388	-	551,388

Income tax expense (benefit)	1,316,387	1,084,135	(828,488)	1,572,034	-	1,572,034

Segment profit (loss)	$3,367,076	$2,104,487	$(1,582,343)	$3,889,220	$-	$3,889,220

Balance sheet information:
Total assets	$564,608,095	$20,602,272	$5,259,746	$590,470,113	$(5,448,337)	$585,021,776

Goodwill and intangibles	$11,356,438	$7,199,264	$-	$18,555,702	$-	$18,555,702

Premises and equipment expenditures	$1,423,734	$5,321,346	$98,153	$6,843,233	$-	$6,843,233

NOTE I – FAIR VALUE OF ASSETS AND LIABILITIES

The Company adopted the guidance on fair value measurements now codified as FASB ASC Topic 820, on January 1, 2008.  ASC 820 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  ASC 820 has been applied prospectively as of the beginning of the period.

ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  The standard describes three levels of inputs that may be used to measure fair value:

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

The following table presents the fair value measurements of assets measured at fair value on a recurring basis and the level within ASC 820 fair value hierarchy in which the fair value measurements fall at September 30, 2009, December 31, 2008 and September 30, 2008:

	Fair Value Measurements Using:
Description	Fair Values at 9/30/2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-Sale Securities
U.S. Treasury and Government Agencies	$11,137,540	-	$11,137,540	-
Mortgage-backed securities	$67,538,135	-	$67,538,135	-
State and political subdivisions	$31,887,348	-	$31,887,348	-
Equity securities	$23,000	-	$23,000	-
Other securities	$975,477	-	$975,477	-

	Fair Value Measurements Using:
Description	Fair Values at 12/31/2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-Sale Securities
U.S. Treasury and Government Agencies	$15,183,883	-	$15,183,883	-
Mortgage-backed securities	$64,546,425	-	$64,546,425	-
State and political subdivisions	$22,801,431	-	$22,801,431	-
Equity securities	$23,000	-	$23,000	-
Other securities	$51,736	-	$51,736	-

	Fair Value Measurements Using:
Description	Fair Values at 9/30/2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-Sale Securities
U.S. Treasury and Government Agencies	$14,961,794	-	$14,961,794	-
Mortgage-backed securities	$63,603,648	-	$63,603,648	-
State and political subdivisions	$15,796,794	-	$15,796,794	-
Equity securities	$23,000	-	$23,000	-
Other securities	$51,114	-	$51,114	-

Impaired Loans

Loans for which it is probable the Company will not collect all principal and interest due according to contractual terms are measured for impairment.  Allowable methods for estimating fair value include using the fair value of the collateral for collateral dependent loans, or where a loan is determined not to be collateral dependent, using the discounted cash flow method.  If the impaired loan is collateral dependent, then the fair value method of measuring the amount of impairment is utilized.  This method requires obtaining an independent appraisal of the collateral and applying a discount factor to the value based on the Company’s loan review policy.  All impaired loans held by the Company were collateral dependent at September 30, 2009, December 31, 2008 and September 30, 2008.

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

The following table presents the fair value measurements of assets measured at fair value on a nonrecurring basis and the level within the FAS 157 fair value hierarchy in which the fair value measurements fall at September 30, 2009, December 31, 2008 and September 30, 2008:

	Fair Value Measurements Using:
Description	Fair Values at 9/30/2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$4,547,000	-	-	$4,547,000
Mortgage Servicing Rights	$1,715,000	-	-	$1,715,000
Foreclosed Assets	$759,000	-	-	$759,000

	Fair Value Measurements Using:
Description	Fair Values at 12/31/2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$457,000	-	-	$457,000
Mortgage Servicing Rights	$607,078	-	-	$607,078

	Fair Value Measurements Using:
Description	Fair Values at 9/30/2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$141,000	-	-	$141,000

There were no changes in the inputs or methodologies used to determine fair value during the quarter ended September 30, 2009 as compared to the quarters ended December 31, 2008 and September 30, 2008.

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

Loans

The estimated fair value for loans receivable, including loans held for sale, net, is based on estimates of the rate State Bank would charge for similar loans at September 30, 2009 and December 31, 2008, applied for the time period until the loans are assumed to re-price or be paid.

Deposits & Other Borrowings

Deposits include demand deposits, savings accounts, NOW accounts and certain money market deposits. The carrying amount approximates the fair value. The estimated fair value for fixed-maturity time deposits, as well as borrowings, is based on estimates of the rate State Bank could pay on similar instruments with similar terms and maturities at September 30, 2009 and December 31, 2008.

The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties.  The estimated fair value for other financial instruments and off-balance-sheet loan commitments approximate cost at September 30, 2009 and are not considered significant to this presentation.

	September 30, 2009
	Carrying	Fair
	Amount	Value

Financial assets
Cash and cash equivalents	$31,055,035	$31,055,000
Available-for-sale securities	111,561,500	111,562,000
Loans, net of allowance for loan losses	453,829,682	456,547,080
Federal Reserve and FHLB Bank stock	3,748,250	3,748,000
Accrued interest receivable	2,851,934	2,852,000

Financial liabilities
Deposits	$492,292,213	$494,287,000
Securities sold under agreements to repurchase	46,138,646	47,320,000
Notes payable	2,357,816	2,358,000
FHLB advances	39,868,884	41,477,000
Trust preferred securities	20,620,000	20,239,000
Accrued interest payable	1,382,015	1,382,000

	December 31, 2008
	Carrying	Fair
	Amount	Value

Financial assets
Cash and cash equivalents	$28,059,532	$28,060,000
Available-for-sale securities	102,606,475	102,606,000
Loans, net of allowance for loan losses	448,915,955	455,629,000
Federal Reserve and FHLB Bank stock	4,244,100	4,244,000
Accrued interest receivable	2,964,663	2,965,000

Financial liabilities
Deposits	$484,220,584	$486,787,000
Securities sold under agreements to repurchase	43,425,978	45,976,000
Notes payable	1,000,000	1,000,000
FHLB advances	36,646,854	38,196,000
Trust preferred securities	20,620,000	19,996,000
Accrued interest payable	1,965,842	1,966,000

Note J - Securities

The amortized cost and approximate fair value of securities were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Approximate
	Cost	Gains	Losses	Fair Value
Available-for-Sale Securities:

September 30, 2009

U.S. Treasury and
Government agencies	$11,114,769	$23,407	$(636)	$11,137,540
Mortgage-backed securities	65,781,261	2,258,149	(501,275)	67,538,135
State and political subdivisions	30,638,151	1,286,440	(37,243)	31,887,348
Equity securities	23,000	-	-	23,000
Other securities	975,477	-	-	975,477

	$108,532,658	$3,567,996	$(539,154)	$111,561,500

		Gross	Gross
	Amortized	Unrealized	Unrealized	Approximate
	Cost	Gains	Losses	Fair Value
Available-for-Sale Securities:

December 31, 2008

U.S. Treasury and
Government agencies	$15,146,301	$65,978	$(28,396)	$15,183,883
Mortgage-backed securities	64,329,865	1,014,453	(797,893)	64,546,425
State and political subdivisions	23,241,636	22,010	(462,215)	22,801,431
Equity securities	23,000	-	-	23,000
Other securities	50,000	1,736	-	51,736

	$102,790,802	$1,104,177	$(1,288,504)	$102,606,475

The amortized cost and fair value of securities available for sale at September 30, 2009, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale
	Amortized	Fair
	Cost	Value

Within one year	$3,405,830	$3,413,753
Due after one year through five years	4,547,924	4,733,308
Due after five years through ten years	8,525,567	8,755,174
Due after ten years	25,273,599	26,122,653
	41,752,920	43,024,888

Mortgage-backed securities & equity and other securities	66,779,738	68,536,612

Totals	$108,532,658	$111,561,500

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was $27,744,885 at September 30, 2009 and $45,770,494 at December 31, 2008.  The securities delivered for repurchase agreements were $55,169,486 at September 30, 2009 and 51,419,727 at December 31, 2008.

Gross gains of $477,591 resulting from sales of available-for-sale securities were realized as of September 30, 2009.  The tax expense for net security gains for September 30, 2009 was $162,381.

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost.  Total fair value of these investments was $8,140,308 at September 30, 2009 and $26,135,897 at December 31, 2008 which was approximately 7 and 25 percent, respectively, of the Company’s available-for-sale investment portfolio at such dates.  Based on evaluation of available evidence, including recent changes in market interest rates, credit rating information and information obtained from regulatory filings, management believes the declines in fair value for these securities are temporary.  Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.

Securities with unrealized losses at September 30, 2009 and December 31, 2008 are as follows:

September 30, 2009	Less than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Available-for-Sale
Securities:
U.S. Treasury and
Government agencies	$2,299,745	$(636)	$-	$-	$2,299,745	$(636)
Mortgage-backed
securities	1,715,872	(7,102)	2,636,910	(494,173)	4,352,782	(501,275)
State and political
subdivisions	475,337	(7,460)	1,012,239	(29,783)	1,487,576	(37,243)

	$4,490,954	$(15,198)	$3,649,149	$(523,956)	$8,140,103	$(539,154)

December 31, 2008	Less than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Available-for-Sale
U.S. Treasury and
Government agencies	$974,720	$(28,396)	$-	$-	$974,720	$(28,396)
Mortgage-backed
securities	9,619,369	(571,239)	1,590,836	(226,654)	11,210,205	(797,893)
State and political
subdivisions	12,756,053	(441,439)	1,194,919	(20,776)	13,950,972	(462,215)

	$23,350,142	$(1,041,074)	$2,785,755	$(247,430)	$26,135,897	$(1,288,504)

The total unrealized losses on the mortgage-backed securities portfolio are derived from three private label senior tranche CMO securities.  Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concern warrants such evaluation.  Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent of the Company to not sell the investment and whether it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost.  Management has determined there to be no other-than-temporary-impairment on these CMO securities.

The total unrealized loss on the municipal security portfolio is due to the holding of several municipal securities, all with individually insignificant losses.

Note K – Strategic Partnership

On April 27, 2009, the Company announced a strategic partnership between RDSI and New Core Holdings, Inc. d/b/a New Core Banking Systems, headquartered in Birmingham, AL (“New Core”).  As part of this partnership, RDSI and New Core Banking Systems entered into a Reseller Software License and Support Agreement pursuant to which RDSI was granted rights as the exclusive provider of New Core’s Single Source™ software.  RDSI and New Core also entered into an agreement and plan of merger pursuant to which New Core would be merged with a newly-created subsidiary of RDSI and become a wholly-owned subsidiary of RDSI.  A prerequisite of this merger would be the spin-off of RDSI from Rurban, resulting in RDSI becoming a separate independent public company.  This would be followed immediately by the merger of RDSI and New Core.  It is anticipated that New Core shareholders would receive between 15½% and 31% of the shares of the separately reorganized RDSI.   On October 22, 2009, the Company announced that its Board of Directors had approved proceeding with the appropriate filings with the SEC in connection with the contemplated spin-off of RDSI.  The Company anticipates that the spin-off would be completed in the first quarter of 2010, subject to the satisfaction of a number of conditions, including final approval by the Company’s Board of Directors of the spin-off and its terms.

Note L – Dividends on Common Stock

On October 21, 2009, the Company’s Board of Directors approved a quarterly cash dividend of $0.09 per share for the third quarter of 2009, payable on November 20, 2009 to all shareholders of record on November 6, 2009.

Note M – Subsequent Events

Subsequent events have been evaluated through November 16, 2009, which is the date the financial statements were issued.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Information

Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that are provided to assist in the understanding of anticipated future financial performance.  Forward-looking statements provide current expectations or forecasts of future events and are not guarantees of future performance.  Examples of forward-looking statements include: (a) projections of income or expense, earnings per share, the payments or non-payments of dividends, capital structure and other financial items; (b) statements of plans and objectives of the Company or our management or Board of Directors, including those relating to products or services; (c) statements of future economic performance; and (d) statements of assumptions underlying such statements.  Words such as “anticipates,” “believes,” “plans,” “intends,” “expects,” “projects,” “estimates,” “should,” “may,” “would be,” “will allow,” “will likely result,” “ will continue,” “will remain,” or other similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying those statements.  Forward-looking statements are based on management’s expectations and are subject to a number of risks and uncertainties.  Although management believes that the expectations reflected in such forward-looking statements are reasonable, actual results may differ materially from those expressed or implied in such statements.  Risks and uncertainties that could cause actual results to differ materially include, without limitation, changes in interest rates, changes in the competitive environment, and changes in banking regulations or other regulatory or legislative requirements affecting bank holding companies.  Additional detailed information concerning a number of important factors which could cause actual results to differ materially from the forward-looking statements contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations is available in the Company’s filings with the Securities and Exchange Commission, under the Securities Exchange Act of 1934, including the disclosure under the heading “Item 1A. Risk Factors” of Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and under the heading “Item 1A. Risk Factors” of Part II of this Quarterly Report on form 10-Q”.  Undue reliance should not be placed on the forward-looking statements, which speak only as of the date hereof.  Except as may be required by law, the Company undertakes no obligation to update any forward-looking statement to reflect unanticipated events or circumstances after the date on which the statement is made.

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

Recent Regulatory Developments

FDIC Insurance Assessments.  On May 22, 2009, The Board of Directors of the Federal Deposit Insurance Corporation (the “FDIC”) issued a final rule imposing a special assessment on insured institutions as part of the agency's efforts to rebuild the Deposit Insurance Fund (DIF) and help maintain public confidence in the banking system. The final rule established a special assessment of five basis points on each FDIC-insured depository institution's assets, minus its Tier 1 capital, as of June 30, 2009. The special assessment, in the amount of $300,000, was expensed during the second quarter and was collected from State Bank on September 30, 2009.  In its May 22, 2009 final rule, the FDIC also announced that an additional assessment of approximately the same amount later in 2009 was probable.

On September 29, 2009, the FDIC adopted a Notice of Proposed Rulemaking that would require insured institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012, in lieu of a second FDIC special assessment. On November 12, 2009, the FDIC adopted a final rule implementing the proposed prepaid assessments.  The prepaid assessments for these periods will be collected on December 30, 2009, along with the regular quarterly risk-based deposit insurance assessment for the third quarter of 2009. For the fourth quarter of 2009 and for all of 2010, the prepaid assessment rate will be based on each institution’s total base assessment rate for the third quarter of 2009, modified to assume that the assessment rate in effect for the institution on September 30, 2009, has been in effect for the entire third quarter of 2009. The prepaid assessment rate for 2011 and 2012 will be equal to that institution’s modified third quarter 2009 total base assessment rate plus 3 basis points. Each institution’s prepaid assessment base would be calculated using its third quarter 2009 assessment base, adjusted quarterly for a five percent annual growth rate in the assessment base through the end of 2012.  The Company estimates that the three year prepayment will be approximately $2.8 million for State Bank, which will be expensed over the three-year life of the asset.

Troubled Asset Relief Program.  On October 3, 2008, President Bush signed into law the Emergency Economic Stabilization Act of 2008 (EESA), which created the Troubled Asset Relief Program (“TARP”) to provided the U.S. Treasury with broad authority to implement certain actions to help restore stability and liquidity to U.S. markets.  On October 14, 2008 the U.S. Treasury announced a voluntary Capital Purchase Program pursuant to TARP to encourage U.S. financial institutions to build capital to increase the flow of financing to U.S. businesses and consumers and to support the U.S. economy.  Under the program, Treasury was authorized to purchase up to $250 billion of senior preferred shares on standardized terms as described in the program's term sheet.  The program was made available to qualifying U.S. controlled banks, savings associations, and certain bank and savings and loan holding companies.  On November 12, 2008, the Company announced that, after a careful review of the Company’s strategic plan, its capital position, and the constraints and uncertainties of the TARP Capital Purchase Program, the Company’s Board of Directors elected not to apply or participate in the U.S. Treasury’s Capital Purchase Program.

Temporary Liquidity Guarantee Program.  EESA also instituted a Temporary Liquidity Guarantee Program (TLGP) through December 31, 2009 to further insure customer deposits at FDIC member institutions.  The TLGP consists of two programs – the Debt Guarantee Program and the Transaction Account Guarantee Program.  Pursuant to the Debt Guarantee Program, the FDIC will guarantee newly issued senior unsecured debt of eligible institutions, including FDIC-insured banks and thrifts, as well as certain holding companies.  After careful consideration of the risks and benefits of the Temporary Liquidity Guarantee Program, the Company concluded that it would not participate in the program.
Pursuant to the Transaction Account Guarantee Program, the FDIC will provide a temporary 100% guarantee of all balances (unlimited coverage) in noninterest bearing transaction accounts.    The expanded coverage under the FDIC's Transaction Account Guarantee Program has been extended through June 30, 2010. The Company evaluated the benefits of the Transaction Account Guarantee Program and elected to participate in the program.

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

Goodwill and Other Intangibles - The Company records all assets and liabilities acquired in purchase acquisitions, including goodwill and other intangibles, at fair value as required.  Goodwill is subject, at a minimum, to annual tests for impairment.  Other intangible assets are amortized over their estimated useful lives using straight-line or accelerated methods, and are subject to impairment if events or circumstances indicate a possible inability to realize the carrying amount. The initial goodwill and other intangibles recorded and subsequent impairment analysis requires management to make subjective judgments concerning estimates of how the acquired asset will perform in the future.  Events and factors that may significantly affect the estimates include, among others, customer attrition, changes in revenue growth trends, specific industry conditions and changes in competition.  A decrease in earnings resulting from these or other factors could lead to an impairment of goodwill that could adversely impact earnings of future periods.

Impact of Accounting Changes

None

Three Months Ended September 30, 2009 compared to Three Months Ended September 30, 2008

Net Income: Net income for the third quarter of 2009 was $160 thousand or $0.03 per diluted share, compared to $1.42 million, or $0.29 per diluted share, for the third quarter of 2008.  The quarter reflects an increase in non-interest expense of $2.18 million and an increase in the provision for loan losses of $752 thousand.  These items are partially offset by an $888 thousand increase in net interest income and an $87 thousand increase in non-interest income.  The primary driver of the increase in net interest income was an increase of $62.3 million in average earning assets, acquired mainly in the acquisition of National Bank of Montpelier (NBM), coupled with a 31 basis point increase in the net interest margin.  The main driver behind the increase in non-interest income was mortgage banking and associated fees and loan sale gains, as production for the third quarter of 2009 was $42.1 million compared with $7.2 million for the 2008 third quarter.  The increase in non-interest expense was driven by the addition of four retail branches associated with the purchase of NBM, legal fees of $155 thousand associated with the planned RDSI spin-off, accelerated depreciation of the ITI software used at RDSI of $360 thousand and $335 thousand in expense related to the ramp up by RDSI to convert clients to the new Single Source™ software.

Net Interest Income: Net interest income for the third quarter of 2009 was $5.34 million, an increase of $888,000, or 20.0 percent, from the 2008 third quarter.  As previously mentioned, average earning assets increased $62.3 million, or 12.3 percent, over the prior year third quarter.  The increase in earning assets is a result of loan growth over the past twelve months of $48.5 million, or 12.1 percent, reaching $448.4 million at September 30, 2009.  This growth was due mainly to the $43.7 million in loans acquired in the NBM transaction. Sixty-seven percent of State Bank’s loan portfolio is commercial, and $32.5 million of the Bank’s growth was derived from this sector, with $10.9 million derived from residential growth.  Loan balances declined during the third quarter of 2009, decreasing $1.72 million from the fourth quarter of 2008.  The decrease in loans is largely attributable to residential loans, which decreased $16.1 million during the first nine months of 2009.  This was due to refinancing activities, as the Company refinanced portfolio loans and sold them into the secondary market.  Commercial loans increased $12.9 million from the previous year-end.  Year-over-year, the net interest margin increased 31 basis points from 3.56 percent for the third quarter 2008 to 3.87 percent for the third quarter 2009.  The 3.87 percent represents a 5 basis point increase from the linked quarter of 3.82 percent.  The year-over-year increase is a result of being liability sensitive in a decreasing rate environment.

Provision for Loan Losses: The provision for loan losses was $898,000 for the third quarter of 2009 compared to a $146,000 provision for the third quarter of 2008.  The Company experienced an increase in losses quarter-over-quarter, which is reflected in net charge-offs of $837,000 compared to $336,000 of net charge-offs in the 2008 third quarter.  For the third quarter ended September 30, 2009, net charge-offs as a percentage of average loans was 0.73 percent annualized.  At quarter-end, consolidated non-performing assets were $11.4 million, or 1.69 percent of total assets, compared with $6.27 million, or 1.07 percent of total assets for the prior-year third quarter.

($ in Thousands)	Sept. 30, 2009	December 31, 2008	Sept. 30, 2008
Net charge-offs	$837	$280	$336
Non-performing loans	$9,646	$5,178	$4,659
OREO / OAO	$1,748	$1,409	$1,611
Non-performing assets	$11,394	$6,587	$6,270
Non-performing assets / Total assets	1.69%	1.00%	1.07%
Allowance for loan losses / Total loans	1.32%	1.12%	1.01%
Allowance for loan losses / Non-performing assets	52.1%	76.2%	64.7%

Non-interest Income: Non-interest income was $7.08 million for the third quarter of 2009 compared with $6.99 million for the prior-year third quarter, an increase of $87,000, or 1.24 percent.  The third quarter results were primarily driven by the increase in the gain on sale of loans of $589 thousand, customer service fees of $74 thousand and loan servicing fees of $69 thousand.  These increases were partially offset by trust fees which decreased $136,000 and data service fees which decreased $141 thousand.

On July 28, 2009 RDSI reached an agreement with Information Technology, Inc. and Fiserv Solutions, Inc. (collectively, “Fiserv”) to wind down their licensing relationship.  After December 31, 2010, Fiserv will no longer license its Premier suite of products to RDSI and RDSI will exclusively market New Core Banking Systems’ Single Source™.  RDSI customers which presently rely on the Premier platform will be provided the opportunity to continue their processing with RDSI and convert to Single Source™, or to move their processing to Fiserv and continue to use Premier.  RDSI and Fiserv have agreed to cooperate in transitioning RDSI clients to their choice of core software prior to December 31, 2010.

In accordance with the above-referenced agreement, on July 30, 2009, Fiserv dismissed the civil action it filed against RDSI relating to the Premier license agreements.  The civil action, which was filed by Fiserv on May 20, 2009 in the United States District Court for the District of Nebraska, was previously disclosed on the Form 8-K filed by the Company on May 29, 2009.

Non-interest Expense: Non-interest expense was $11.5 million for the third quarter of 2009, compared with $9.28 million for the third quarter of 2008.  The acquisition of NBM contributed approximately $429,000 of this increase.  $155 thousand of legal expenses were incurred related to the potential RDSI spin-off and merger with New Core.  Accelerated amortization of the ITI software accounted for $360 thousand.  Mortgage banking expenses increased $545,000 quarter-over-quarter.

Nine Months Ended September 30, 2009 compared to Nine Months Ended September 30, 2008

Net Income: Rurban had net income of $2.27 million or $0.46 per diluted share for the nine months ended September 30, 2009, compared to $3.89 million or $0.79 per diluted share for the nine months ended September 30, 2008.  This represents a $1.62 million, or 41.7 percent, decrease in comparison of the nine-month periods.  Significant changes from period to period include an increase in non-interest expenses of $5.05 million and an increase in loan loss provision of $1.64 million.  Offsetting these items are an increase in net interest income of $3.02 million and a $1.12 million increase in non-interest income.

Net Interest Income: For the nine months ended September 30, 2009, net interest income was $15.7 million, an increase of $3.02 million or 23.8 percent, from the nine-month period ended September 30, 2008.  This increase is primarily the result of the acquisition of four banking centers in Williams County in the NBM transaction, coupled with a 45 basis point increase in the year-over-year net interest margin.  The ability to restructure the balance sheet from a negative gap to a positive gap over the past nine to twelve months has been instrumental to the increase in the net interest margin over that time frame.

Provision for Loan Losses: The provision for loan losses was $2.19 million for the nine months ended September 30, 2009, compared to $551 thousand for the nine months ended September 30, 2008.  The loan loss provision is reflective of a $5.12 million increase in non-performers on a year-over-year basis.  Non-performers decreased $125 thousand on a linked quarter basis. Net charge-offs for the year total $1.28 million or 38 basis points on an annualized basis.

Non-interest Income: Non-interest income was $22.4 million for the nine months ended September 30, 2009, compared with $21.3 million for the nine months ended September 30, 2008.  The first nine months of 2009 saw a $2.15 million increase in gains on sale of loans and mortgage servicing rights associated with sold loans.  Gains on the sale of securities contributed an additional $478 thousand.  Offsetting these items were trust fee income, which decreased $582 thousand from the prior year due to the poor equity markets, data processing fees, which decreased $426 thousand, due to the loss of one of RDSI’s largest client banks, proceeds from the VISA IPO of $132,000 and investment security recoveries of $197,000, both of which were one-time items in 2008.

Non-interest Expense: For the nine months ended September 30, 2009, total non-interest expense was $33.0 million compared with 28.0 million for the nine months ended September 30, 2008.  This represents a $5.05 million, or 18.0 percent, increase period over period.  Of the overall increase, salary and benefits expense accounted for $2.53 million, due primarily to the addition of the four Williams County branches in the NBM transaction and growth within mortgage banking production and other growth initiatives.  Occupancy expenses were $733 thousand more than the prior year nine month period, again due to the addition of the four Williams County branches.  Legal fees of $411 thousand associated with the contemplated RDSI spin-off and potential merger of RDSI with New Core and the one-time FDIC assessment of $300 thousand were the main contributors to the year-over-year increase in professional fees of $501 thousand.

Changes in Financial Condition

September 30, 2009 vs. December 31, 2008

At September 30, 2009, total assets were $673.7 million, representing an increase of $16.1 million, or 2.45 percent, from December 31, 2008.  The increase is primarily attributable to an increase of $8.96 million, or 8.73 percent in available-for-sale securities, and an increase in loans held for sale of $7.55 million.  Cash and cash equivalents increased $3.00 million, or 10.7 percent.  Loan balances decreased $1.72 million, or 0.38 percent.

Year- over-year, average assets increased $89.1 million, or 15.5 percent.  Loan growth over the past twelve months was approximately $48.5 million, or 12.1 percent, reaching $448.4 million at September 30, 2009; this growth was primarily due to the acquisition of NBM.  Commercial loan growth accounted for $32.5 million of the Bank’s growth, with $10.9 million derived from residential growth.

At September 30, 2009, liabilities totaled $609.1 million, an increase of $13.1 million since December 31, 2008.  Of this increase, significant changes include an increase of $8.07 million in total deposits, as savings, interest checking and money market deposits increased $26.2 million, while time deposits decreased $18.1 million.  Advances from the Federal Home Loan Bank accounted for $3.22 million of the increase, repurchase agreements increased $2.71 million and notes payable increased $1.36 million.  Offsetting the increases was a decrease of $1.66 million in other liabilities and $584 thousand in interest payable.

From December 31, 2008 to September 30, 2009, total shareholders’ equity increased $3.01 million, or 4.88 percent, to $64.7 million.  Of this increase, retained earnings increased $952 thousand, which is the result of $2.27 million in net income less $1.31 million in cash dividends to shareholders.  Additional paid-in-capital increased $90 thousand as the result of share-based compensation expense incurred during the year.  Accumulated other comprehensive income increased $2.12 million as the result of an increase in market value of the available-for-sale securities portfolio.  The stock repurchase plan reduced capital by $156 thousand during the first nine months of 2009.

Capital Resources

At September 30, 2009, actual capital levels (in millions) and minimum required levels were as follows:

					Minimum Required
			Minimum Required		To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital (to risk weighted assets)
Consolidated	$61.9	13.1%	$37.9	8.0%	$-	N/A
State Bank	52.0	11.3	36.7	8.0	45.9	10.0

Both the Company and State Bank were categorized as well capitalized at September 30, 2009.

LIQUIDITY

Liquidity relates primarily to the Company’s ability to fund loan demand, meet deposit customers’ withdrawal requirements and provide for operating expenses.  Assets used to satisfy these needs consist of cash and due from banks, federal funds sold, interest-earning deposits in other financial institutions, securities available-for-sale and loans held for sale.  These assets are commonly referred to as liquid assets.  Liquid assets were $154.0 million at September 30, 2009 compared to $134.5 million at December 31, 2008.

The Company’s commercial real estate, multi-family and residential first mortgage portfolio of $266.8 million at September 30, 2009 and $269.5 million at December 31, 2008, which can and has been used to collateralize borrowings, is an additional source of liquidity.  Management believes the Company’s current liquidity level, without these borrowings, is sufficient to meet its liquidity needs.  At September 30, 2009, all eligible commercial real estate and first mortgage loans were pledged under an FHLB blanket lien.

The cash flow statements for the periods presented provide an indication of the Company’s sources and uses of cash, as well as an indication of the ability of the Company to maintain an adequate level of liquidity.  A discussion of the cash flow statements for the nine months ended September 30, 2009 and 2008 follows.

The Company experienced negative cash flows from operating activities for the nine months ended September 30, 2009 and positive cash flows for the nine months ended September 30, 2008.  Net cash used in operating activities was $3.40 million for the nine months ended September 30, 2009.  Net cash provided in operating activities was $9.01 million for the nine months ended September 30, 2008.

Net cash flow from investing activities was a use of cash of $7.49 million and $21.0 million for the nine months ended September 30, 2009 and 2008, respectively.  The changes in net cash from investing activities at September 30, 2009 included available-for-sale securities purchases totaling $50.0 million and purchases of equipment and software of $2.17 million.  These cash payments were offset by $28.4 million in proceeds from maturities of securities and $15.8 million in proceeds from the sales of securities.  The changes in net cash from investing activities at September 30, 2008 included the purchase of securities of $46.2 million, net changes in loans of 13.0 million and the purchases of equipment and software of $6.84 million.  This was partially offset by the proceeds from maturities or calls of securities of $42.8 million and proceeds from the sale of premises and equipment of $2.04 million.

Net cash flow from financing activities was $13.9 million and $20.3 million for the nine month periods ended September 30, 2009 and 2008, respectively.  The 2009 financing activities included a $26.2 million increase in demand deposits, money market, interest checking and savings accounts, which were offset by an $18.1 million decrease in certificates of deposit.  Proceeds from advances from the FHLB totaled $7.50 million, repurchase agreements increased $2.71 million and proceeds from notes payable totaled $4.2 million.  Offsetting this increase were repayments of Federal Home Loan Bank advances of $4.28 million, repayment of notes payable of $2.84 million and cash dividends paid to shareholders of $1.31 million.  The net cash provided by financing activities at September 30, 2008 was primarily due to proceeds from advances from the FHLB which totaled $24.0 million; federal funds purchased totaling $5.00 million and a $1.55 million increase in repurchase agreements.  Deposits increased $423 thousand, with demand deposits, money market, interest checking and savings accounts increasing $18.6 million and certificate of deposit balances decreasing $18.2 million.  Partially offsetting these increases were repayment of FHLB advances of $7.77 million and cash dividends paid to shareholders of $1.24 million.

Off-Balance-Sheet Borrowing Arrangements:

Significant additional off-balance-sheet liquidity is available in the form of FHLB advances, unused federal funds lines from correspondent banks, and a line of credit with a regional bank.  Management expects the risk of changes in off-balance-sheet arrangements to be immaterial to earnings.

Approximately $140.0 million of the Company’s $266.8 million commercial real estate, multi-family and residential first mortgage loans qualify to collateralize FHLB borrowings and have been pledged to meet FHLB collateralization requirements as of September 30, 2009.  Based on the current collateralization requirements of the FHLB, approximately $1.4 million of additional borrowing capacity existed at September 30, 2009. The Company also had $21.9 million in unpledged securities that may be used to pledge for additional borrowings.

At September 30, 2009, the Company had unused federal funds lines totaling $20.5 million.  At December 31, 2008, the Company had $25.5 million in federal funds lines.  Federal funds borrowed at September 30, 2009 and December 31, 2008 totaled $0 and $0, respectively.  The Company also has a $15.0 million line of credit with a regional bank.  Advances on this line totaled $0 and $0 at September 30, 2009 and December 31, 2008 respectively.

The Company’s contractual obligations as of September 30, 2009 consisted of long-term debt obligations, other debt obligations, operating lease obligations and other long-term liabilities.  Long-term debt obligations were comprised of FHLB advances of $39.9 million.  Other debt obligations were comprised of Trust Preferred Securities of $20.6 million.  The Company’s operating lease obligations consist of a lease on the State Bank operations building of $99,600 per year, a lease on the RDSI-North building of $162,000 per year, a lease on the Northtowne branch of State Bank of $60,000 per year and a lease on the RDSI/DCM Lansing facility of $61,000 per year.  Other long-term liabilities were comprised of time deposits of $224.4 million.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The following table provides information about the Company’s financial instruments used for purposes other than trading that are sensitive to changes in interest rates as of September 30, 2009.  It does not present when these items may actually reprice.  For loans receivable, securities, and liabilities with contractual maturities, the table presents principal cash flows and related weighted-average interest rates by contractual maturities as well as the historical impact of interest rate fluctuations on the prepayment of loans and mortgage backed securities.  For core deposits (demand deposits, interest-bearing checking, savings, and money market deposits) that have no contractual maturity, the table presents principal cash flows and, as applicable, related weighted-average interest rates based upon the Company’s historical experience, management’s judgment and statistical analysis, as applicable, concerning their most likely withdrawal behaviors.  The current historical interest rates for core deposits have been assumed to apply for future periods in this table as the actual interest rates that will need to be paid to maintain these deposits are not currently known.  Weighted average variable rates are based upon contractual rates existing at the reporting date.

Principal/Notional Amount Maturing or Assumed to Withdraw In:
(Dollars in Thousands)

	First	Years
Comparison of 2009 to 2008:	Year	2 – 5	Thereafter	Total
Total rate-sensitive assets:
At Sept. 30, 2009	$178,179	$256,613	$140,282	$575,074
At December 31, 2008	182,795	227,333	160,659	570,787
Increase (decrease)	$(4,616)	$29,280	$(20,377)	$4,278

Total rate-sensitive liabilities:
At Sept. 30, 2009	$207,586	$370,829	$22,863	$601,278
At December 31, 2008	220,481	338,260	27,173	585,914
Increase (decrease)	$(12,895)	$32,569	$(4,310)	$15,364

The above table reflects expected maturities, not expected repricing.  The contractual maturities adjusted for anticipated prepayments and anticipated renewals at current interest rates, as shown in the preceding table, are only part of the Company’s interest rate risk profile.  Other important factors include the ratio of rate-sensitive assets to rate-sensitive liabilities (which takes into consideration loan repricing frequency, but not when deposits may be repriced) and the general level and direction of market interest rates.  For core deposits, the repricing frequency is assumed to be longer than when such deposits actually reprice.  For some rate sensitive liabilities, their repricing frequency is the same as their contractual maturity.  For variable rate loans receivable, repricing frequency can be daily or monthly.  For adjustable rate loans receivable, repricing can be as frequent as annually for loans whose contractual maturities range from one to thirty years. Recent Federal Reserve Board actions, economic conditions and increasingly aggressive local market competition in lending rates have pushed loan rates lower, necessitating the Company’s ability to generate and reprice core deposits downward, which has enabled the Company to reduce overall funding costs.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended September 30, 2009, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

As previously disclosed in the Form 8-K filed by the Company on August 3, 2009, the civil action filed against RDSI by Information Technology, Inc. and Fiserv Solutions, Inc. (collectively, “Fiserv”) on May 20, 2009 in the United States District Court for the District of Nebraska, was dismissed by Fiserv on July 30, 2009.

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

On May 22, 2009, the FDIC adopted a final rule that imposed a special assessment for the second quarter of 2009 of five basis points on each insured depository institution’s assets minus its Tier 1 capital as of June 30, 2009, which was to be collected on September 30, 2009.  The Corporation expensed $300,000 during the second quarter for this special assessment.  In its May 22, 2009 final rule, the FDIC also announced that an additional assessment of approximately the same amount later in 2009 is probable.

On September 29, 2009, the FDIC adopted a Notice of Proposed Rulemaking that would require insured institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012, in lieu of a second FDIC special assessment. On November 12, 2009, the FDIC adopted a final rule implementing the proposed prepaid assessments.  The prepaid assessments for these periods will be collected on December 30, 2009, along with the regular quarterly risk-based deposit insurance assessment for the third quarter of 2009. For the fourth quarter of 2009 and for all of 2010, the prepaid assessment rate will be based on each institution’s total base assessment rate for the third quarter of 2009, modified to assume that the assessment rate in effect for the institution on September 30, 2009, has been in effect for the entire third quarter of 2009. The prepaid assessment rate for 2011 and 2012 will be equal to that institution’s modified third quarter 2009 total base assessment rate plus 3 basis points. Each institution’s prepaid assessment base will be calculated using its third quarter 2009 assessment base, adjusted quarterly for a five percent annual growth rate in the assessment base through the end of 2012.  The Company estimates that the three year prepayment will be approximately $2.8 million for State Bank, which will be expensed over the three-year life of the asset.

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

Adverse economic conditions in our markets could adversely affect our financial condition and results of operations, as our borrowers’ ability to repay loans and the value of the collateral securing our loans decline.

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

Because we have a significant amount of real estate loans, additional decreases in real estate values could adversely affect the value of property used as collateral and our ability to sell the collateral upon foreclosure. Adverse changes in the economy may also have a negative effect on the ability of our borrowers to make timely repayments of their loans, which would have an adverse impact on our earnings and cash flows. The substantial majority of the loans made by State Bank are to individuals and businesses in Ohio. Consequently, a significant continued decline in the economy in Ohio could have a materially adverse effect on our financial condition and results of operations.

RDSI may lose existing customers to Fiserv or other competitors.

On July 28, 2009, RDSI reached an agreement with Fiserv to wind down their licensing relationship.  Pursuant to this agreement, after December 31, 2010, Fiserv will no longer license its Premier suite of products to RDSI and RDSI will exclusively market New Core’s Single Source™ software system.  RDSI customers which presently rely on the Premier platform will be provided the opportunity to continue their processing with RDSI and convert to Single Source™, or to move their processing to Fiserv and continue to use Premier.  As of November 6, 2009, RDSI had 73 customers using Fiserv’s Premier software.  RDSI has increased its marketing efforts to offer New Core’s Single Source™ software to its current data processing customers who are now being serviced using Premier software.  However, RDSI anticipates the loss of some banking clients who elect to move their processing to Fiserv and continue to use the Premier platform, as well as some customers who elect to move their processing to other competitors.  Because individual bank decisions may be made as late as March 31, 2010, RDSI is currently unable to determine the number of banks that will ultimately choose to leave RDSI.  As of November 6, 2009, 15 client banks (of which three are owned by the same bank holding company) had notified RDSI of their intention to convert to Fiserv software. There have been 12 clients who have notified RDSI of their intent to stay with RDSI and convert to Single Source™.  The loss of a significant number of existing bank clients could have a material adverse effect on the results of operations and financial condition of RDSI, which could also have a material adverse effect on the results of operations and financial condition of the Company prior to the contemplated spin-off of RDSI.

Failure to complete the contemplated spin-off of RDSI and the merger of RDSI and New Core could adversely impact the market price of our common shares as well our business and operating results.

If the contemplated spin-off of RDSI and the merger of RDSI and New Core are not completed for any reason, the price of the Company’s common shares may decline to the extent that the market price reflects positive market assumptions that the spin-off and the merger will be completed and the anticipated benefits of these transactions will be realized.  The Company and RDSI have and will continue to incur substantial costs related to the spin-off and the merger, including fees for financial advisors, attorneys and auditors, printing costs and costs associated with the agreements related to the transactions.  In addition, the Company and RDSI may be subject to other risks if the spin-off and the merger are not completed, such as potential disruption to the businesses of the Company and RDSI and the distraction of their respective workforce and management teams.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
a.	Not applicable
b.	Not applicable
c.	The following table provides information regarding repurchases of the Company’s common shares during the three months ended September 30, 2009:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
July 1 through July 31, 2009	2,381	$7.41	1,300	85,246
August 1 through August 31, 2009	200	$8.00	200	85,046
September 1 through September 30, 2009	700	$7.83	700	84,346

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

RURBAN FINANCIAL CORP.

Date: November 16, 2009	By	/s/ Kenneth A. Joyce
Kenneth A. Joyce
President & Chief Executive Officer

	By	/s/ Duane L. Sinn
Duane L. Sinn
Executive Vice President &
Chief Financial Officer