Form 10-K
period 2009-12-31
RURBAN FINANCIAL CORP
filed 2010-03-18
CIK 767405

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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

The aggregate market value of the common shares of the registrant held by non-affiliates computed by reference to the price at which the common shares were last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $34,820,386.

The number of common shares of the registrant outstanding at March 17, 2010 was 4,861,779.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for its Annual Meeting of Shareholders to be held on April 22, 2010 are incorporated by reference into Part III of this Annual Report on Form 10-K.

RURBAN FINANCIAL CORP.

2009 ANNUAL REPORT ON FORM 10-K

TABLE OF CONTENTS

2.

PART I

Item 1.     Business.

Certain statements contained in this Annual Report on Form 10-K which are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  See “Cautionary Statement Regarding Forward-Looking Information” under Item 1A. Risk Factors on page 25 of this Annual Report on Form 10-K.

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

Through its direct and indirect subsidiaries, The State Bank and Trust Company (“State Bank”),  RFCBC, Inc. (“RFCBC”), RDSI Banking Systems (“RDSI”), Rurban Mortgage Company (“RMC”), Rurban Investments, Inc. (“RII”), Rurban Statutory Trust I (“RST I”), and Rurban Statutory Trust II (“RST II”), the Company is engaged in a variety of activities, including commercial banking, data and item processing, and trust and financial services, as explained in more detail below.  State Bank owns all of the outstanding stock of Rurban Mortgage Company (“RMC”) and Rurban Investments Inc. (“RII”).

General Description of Holding Company Group

State Bank

State Bank is an Ohio state-chartered bank.  State Bank presently operates five branch offices in Defiance County, Ohio (four in the city of Defiance), two branch offices in adjacent Paulding County, Ohio (one each in Paulding and Oakwood), three branch offices in Fulton County, Ohio (one each in Delta, Lyons and Wauseon), one branch offices in Allen County, Ohio, three branch offices in Wood County, Ohio (one each in Luckey, Walbridge and Perrysburg), four branch offices in Williams County, Ohio (one each in Montpelier, Bryan, Pioneer, and West Unity), one branch office in Lucas County, Ohio (Sylvania), a Commercial and Mortgage Loan Production Office in Franklin County, Ohio, a Mortgage Loan Production Office in Steuben County, Indiana and one branch office in Allen County, Indiana.  At December 31, 2009, State Bank had 190 full-time equivalent employees.

State Bank offers a full range of commercial banking services, including checking accounts, passbook savings, money market accounts and time certificates of deposit; automatic teller machines; commercial, consumer, agricultural and residential mortgage loans (including “Home Value Equity” line of credit loans); personal and corporate trust services; commercial leasing; bank credit card services; safe deposit box rentals; Internet and telephone banking; and other personalized banking services.

Reliance Financial Services (“RFS”) is the trust and financial services division of State Bank. RFS offers various trust and financial services, including asset management services for individuals and corporate employee benefit plans, as well as brokerage services through Raymond James Financial, Inc.

RMC

RMC is an Ohio corporation and wholly-owned subsidiary of State Bank. RMC is a mortgage company; however, it ceased originating mortgage loans in the second quarter of 2000 and is presently inactive.  At December 31, 2009, RMC had no employees.

3.

RFCBC

RFCBC is an Ohio corporation and wholly-owned subsidiary of the Company that was incorporated in August 2004.  RFCBC operates as a loan subsidiary in servicing and working out problem loans.  At December 31, 2009, RFCBC had no employees.

RDSI

RDSI has been in operation since 1964 and became an Ohio corporation in June 1976.  RDSI has one operating location in Defiance, Ohio. In September 2006, RDSI acquired Diverse Computer Marketers, Inc. (“DCM”) which was merged into RDSI effective December 31, 2007 and now operates as a division of RDSI doing business as “DCM”.  DCM has one operating location in Lansing, Michigan.

RDSI delivers software systems to the banking industry which provide a broad range of data processing and item processing services in an outsourced environment utilizing Information Technology Inc. (ITI) software.  At December 31, 2009, RDSI had 109 full-time equivalent employees.

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

Recent Developments

State Bank

At State Bank, asset quality issues increased throughout the year, with non-performing assets increasing to 3.02 percent of total assets as of December 31, 2009, from 1.00 percent of total assets at year end 2008. Net charge-offs increased to 0.84 percent of total loans for 2009 compared to 0.19 percent of loans for 2008.

As part of its continuing program to reduce operating expenses, State Bank closed two banking centers in 2009, one in Ney, Ohio and one in Montpelier, Ohio.  In early 2010 State Bank closed a banking center in Lima, Ohio

Rurban increased its dividend to shareholders from $0.34 per share during 2008 to $0.36 per share in 2009.  However, due to an increase in problem assets in the fourth quarter of 2009, the dividend for the first quarter of 2010 was suspended and on-going dividend payouts will be evaluated quarterly

The mortgage banking business line continues to grow, with residential real estate loan production of $238 million for the year, driven by the refinancing boom, compared to $38 million for 2008.

Included within the $5.7 million provision for loan losses, was a provision for a $1.15 million loss recorded due to mortgage fraud by an external title insurance broker.  State Bank plans to pursue litigation filed against the principal involved, the local title company, and a title insurance company for recovery of the fraud loss.

4.

RDSI

On April 27, 2009, RDSI announced a strategic partnership with New Core Holdings, Inc. d/b/a New Core Banking Systems, headquartered in Birmingham, AL (“New Core”).  As part of this partnership, RDSI and New Core entered into a Reseller Software License and Support Agreement pursuant to which RDSI was granted rights as the exclusive provider of New Core’s Single Source™ software.

RDSI and New Core also entered into an Agreement and Plan of Merger pursuant to which New Core would be merged with a newly-created subsidiary of RDSI and become a wholly-owned subsidiary of RDSI.  A prerequisite of this merger would be the spin-off of RDSI from Rurban, resulting in RDSI becoming a separate independent public company.  This would be followed immediately by the merger of RDSI and New Core.  In the merger, the New Core shareholders would receive between 15.5 percent and 26.8 percent of the aggregate common shares of RDSI outstanding immediately following the merger. On October 22, 2009, Rurban announced that its board of directors had approved proceeding with the appropriate filings with the Securities and Exchange Commission (the “SEC”) in connection with the contemplated spin-off of RDSI.  RDSI anticipates that the spin-off would be completed in the second quarter of 2010, subject to the satisfaction of a number of conditions including final approval by Rurban’s Board of Directors of the spin-off and its terms.

Following RDSI’s April 2009 announcement of its proposed merger and strategic partnership with New Core, RDSI received notice from Information Technology, Inc. and Fiserv Solutions, Inc. (“Fiserv”) stating Fiserv’s intention to terminate a series of license agreements between RDSI and Fiserv (the “License Agreements”).  Pursuant to the License Agreements, RDSI licensed Fiserv’s Premier and other software products which it used to provide data processing services to many of its financial institution customers.

On May 22, 2009, RDSI received a complaint in a lawsuit filed against it by Fiserv in the U.S. District Court for the District of Nebraska.  In the lawsuit, Fiserv sought declaratory and injunctive relief relating to the License Agreements and  asserted claims for breach of contract.

On July 28, 2009, RDSI reached an agreement with Fiserv to wind down their licensing relationship.  Pursuant to this agreement, after December 31, 2010, Fiserv will no longer license its Premier suite of products to RDSI and RDSI will exclusively market New Core’s Single Source™ software system.  RDSI customers which presently rely on the Premier platform have the option to continue their processing with RDSI and convert to Single Source™, or to move their processing to Fiserv and continue to use Premier.  As of the date of the agreement with Fiserv (July 28, 2009), RDSI had 74 data processing customers using Fiserv’s Premier software.  RDSI also provides item processing services to customers through its DCM division using software licensed from Bankware.

Since entering into the agreement with Fiserv, RDSI has begun its marketing efforts to offer New Core’s Single Source™ software to its current data processing customers. As of March 17, 2010, 31 of RDSI’s 74 customers had notified RDSI of their intentions to move their processing away from RDSI.  As of March 17, 2010, RDSI had 8 executed contracts from current RDSI customers to convert to the Single Source™ software and remain with RDSI.  The conversion of the first of these customers – the Company’s subsidiary, State Bank – is expected to be completed during March 2010.  As of March 17, 2010, 35 of RDSI’s current customers had not yet notified RDSI as to their final decision as to whether they will continue their processing with RDSI and convert to Single Source™ or move their processing away from RDSI.  Because the decisions by these customers may be made throughout 2010, RDSI is currently unable to determine the number of additional customers that may choose to move their processing away from RDSI, or the amount of additional revenue that RDSI may lose as a result.

5.

RDSI expects to ultimately offset the loss of current customers and associated revenues through the customers gained by the planned merger with New Core and through the addition of new banking customers that execute contracts to move their processing to RDSI and convert to Single Source™.  As of March 17, 2010, New Core had one banking site using the Single Source™ software and 4 executed contracts with non-RDSI customers. However, the amount and timing of RDSI’s receipt of revenues from new customers is currently uncertain, and there can be no assurances that RDSI will be able to fully replace the revenues it loses from current customers that elect to move their processing away from RDSI.  The sales process of offering the Single Source™ software is a complex effort involving software presentations, viewing of test software, and the prospective customer’s due diligence, concluding with approval by the prospective customer’s board of directors and execution of a contract.

In view of the foregoing, it is anticipated that RDSI will experience a significant decrease in revenues in 2010 and that annual revenues will not recover to 2009 levels until after 2010, if at all.  Although RDSI has some ability, if necessary, to reduce staffing levels and certain variable expenses to partially offset the impact of decreases in revenues over time, RDSI does not anticipate a reduction in overall expenses in 2010.  Rather, RDSI expects to continue to incur increased expenses over the next 12 months in connection with its increased sales, marketing and conversion efforts with respect to the Single Source™ software, as well as continued accelerated depreciation of RDSI’s Fiserv-related assets.  In addition, RDSI is likely to incur increased expenses following the planned spin-off and merger with New Core in connection with the management and operation of RDSI as an independent public company and the increased research and development expenses associated with the continued development and enhancement of Single Source™.  These expenses will be partially or fully offset by the elimination of software leasing fees currently paid to Fiserv. Finally, it is anticipated that the loss of bank clients by RDSI may cause the current portion of goodwill reflected on RDSI’s balance sheet to become impaired, which would require RDSI to record a non-cash loss through its income statement as early as the first quarter of 2010.

As a result of the anticipated decrease in revenues resulting from the loss of current RDSI customers, the uncertainty regarding if and when the lost revenues will be replaced through the addition of new customers, and the anticipated increased expenses that will be incurred by RDSI in 2010, RDSI is expected to experience a net loss in 2010 and possibly beyond.  Because of the uncertainties described above, the extent of the net loss in 2010 cannot be determined at this time.  No assurances can be given that the net loss for 2010 will not be significant or that the net loss by RDSI will not extend beyond 2010.

We believe that RDSI’s current capital level is adequate and do not expect that RDSI will need to raise additional capital to support its business operations in 2010 or 2011.  However, in the event that the amount of net losses by RDSI are greater than currently anticipated, there is a risk that RDSI may be required to raise additional capital.  RDSI’s ability to raise additional capital, if and when needed, will depend upon conditions in the capital markets, economic conditions and a number of other factors, many of which are outside RDSI’s control, and on RDSI’s financial performance and condition.  Accordingly, no assurances can be given that RDSI will be able to raise additional capital if and when needed or on terms acceptable to RDSI.  If RDSI cannot raise additional capital if and when needed, it may have a material adverse effect on RDSI’s financial condition and results of operations.

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

6.

RDSI and DCM also operate in a highly competitive field.  RDSI and DCM compete primarily on the basis of the value and quality of their data processing and item processing services and convenience to their customers.

RFS operates in the highly competitive trust services field and its competition consists primarily of other bank trust departments.

Supervision and Regulation

The following is a description of the significant statutes and regulations applicable to the Company and its subsidiaries. The description is qualified in its entirety by reference to the full text of the statutes, regulations and policies that are described. Also, such statutes, regulations and policies are continually under review by the U.S. Congress and state legislatures and federal and state regulatory agencies. A change in statutes, regulations or regulatory policies applicable to the Company or its subsidiaries could have a material effect on our business.

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

7.

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

The Federal Home Loan Banks (“FHLBs”) provide credit to their members in the form of advances.  As a member of the FHLB of Cincinnati, State Bank must maintain certain minimum investments in the capital stock of the FHLB of Cincinnati.  State Bank was in compliance with these requirements at December 31, 2009.

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

On January 27, 2010, the Company announced that it has elected to suspend payment of quarterly cash dividends at this time and will evaluate future dividend payouts on a quarterly basis.  There can be no assurance as to the amount of dividends which may be declared in future periods with respect to the common shares of the Company, since such dividends are subject to the discretion of the Company’s Board of Directors, cash needs, general business conditions, dividends from the subsidiaries and applicable governmental regulations and policies.

Transactions with Affiliates, Directors, Executive Officers and Shareholders

Sections 23A and 23B of the Federal Reserve Act and Federal Reserve Board Regulation W restrict transactions by banks and their subsidiaries with their affiliates.  Any company or entity that controls, is controlled by or is under common control with a bank is generally considered to be an affiliate of the bank.

8.

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

A bank’s authority to extend credit to executive officers, directors and greater than 10% shareholders, as well as entities such persons control, is subject to Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O promulgated there under by the Federal Reserve Board.  Among other things, these loans must be made on terms substantially the same as those offered to unaffiliated individuals (or be made under a benefit or compensation program and on terms widely available to employees) and must not involve a greater than normal risk of repayment.  In addition, the amount of loans a bank may make to these persons is based, in part, on the bank’s capital position, and specified approval procedures must be followed in making loans which exceed specified amounts.

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

9.

The Company’s management believes that the Company and State Bank, at year end 2009, satisfied all requirements to be deemed “well capitalized”.

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

10.

SEC and NASDAQ Regulation

The Company is subject to the jurisdiction of the SEC and certain state securities authorities relating to the offering and sale of its securities.  The Company is subject to the registration, reporting and other regulatory requirements of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the rules adopted by the SEC under those acts.  The Company’s common shares are listed on The NASDAQ Global Market under the symbol “RBNF”, and the Company is subject to the rules and regulations of The NASDAQ Stock Market, Inc. (“NASDAQ”) applicable to listed companies.

Sarbanes-Oxley Act of 2002 and Related Rules Affecting Corporate Governance

As mandated by the Sarbanes-Oxley Act of 2002 (“SOX”), the SEC has adopted rules and regulations governing, among other matters, corporate governance, auditing and accounting, executive compensation, and enhanced the timely disclosure of corporate information.  The SEC has also approved corporate governance rules promulgated by NASDAQ.  The Board of Directors of the Company has taken a series of actions to comply with the NASDAQ and SEC rules and to further strengthen its corporate governance practices.  The Company has adopted and implemented a Code of Conduct and Ethics and a copy of that policy can be found on the Company’s website at www.rurbanfinancial.net by first clicking “Corporate Governance” and then “Code of Conduct”.  The Company has also adopted charters of the Audit Committee, the Compensation Committee and the Governance and Nominating Committee, which charters are available on the Company’s website at www.rurbanfinancial.net by first clicking “Corporate Governance” and then “Supplementary Info”.

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

Available Information

The Company will provide, without charge, to each shareholder, upon written request to Rurban Financial Corp., P.O. Box 467, Defiance, Ohio 43512, Attention: Linda Sickmiller, Investor Relations Department, a copy of the Company's Annual Report on Form 10-K, including the Financial Statements and Schedules thereto required to be filed with the SEC, for the Company's most recent fiscal year.

11.

The Company maintains an Internet website at www.rurbanfinancial.net (this uniform resource locator, or URL, is an inactive textual reference only and is not intended to incorporate the Company’s website into this Annual Report on Form 10-K).  The Company makes available free of charge on or through its Internet website the Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as well as the Company’s definitive proxy statements filed pursuant to Section 14 of the Exchange Act, as soon as reasonably practicable after the Company electronically files such material with, or furnishes such material to, the SEC.

Statistical Financial Information Regarding the Company

The following schedules and tables analyze certain elements of the consolidated balance sheets and statements of income of the Company and its subsidiaries, as required under Exchange Act Industry Guide 3 promulgated by the SEC, and should be read in conjunction with the narrative analysis presented in Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements of the Company and its subsidiaries included at pages F-1 through F-57 of this Annual Report on Form 10-K.

12.

I.	DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

The following are the condensed average balance sheets for the years ending December 31 and the interest earned or paid on such amounts and the average interest rate thereon:

	2009			2008			2007
($in thousands)	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Securities
Taxable	$89,092	$4,083	4.58%	$84,301	$4,293	5.09%	$84,389	$4,284	5.08%
Non-taxable (1)	27,114	1,611	5.94%	17,193	1,040	6.05%	16,405	978	5.96%
Federal funds sold	77	0	0.17%	4,985	134	2.68%	5,072	225	4.44%
Loans, net (2)(3)	453,787	27,492	6.06%	401,770	27,601	6.87%	381,449	27,893	7.31%
Total earning assets	570,070	33,186	5.82%	508,250	33,067	6.51%	487,315	33,380	6.85%
Cash and due from banks	27,573			9,570			11,605
Allowance for loan losses	(5,650)			(4,182)			(3,843)
Premises and equipment	23,993			21,145			19,788
Other assets	51,485			40,708			41,707

Total assets	$667,470			$575,491			$556,572

Liabilities
Deposits
Savings and interest-bearing demand deposits	$209,394	$780	0.37%	$158,765	$1,748	1.10%	$138,314	$2,714	1.96%
Time deposits	226,275	$5,747	2.54%	213,891	8,319	3.89%	231,605	10,882	4.70%
Short-term borrowings	46,930	1,869	3.98%	44,891	1,874	4.18%	36,588	1,653	4.52%
Advances from FHLB	38,571	1,625	4.21%	33,377	1,508	4.52%	19,329	1,037	5.36%
Junior subordinated debentures	20,620	1,573	7.63%	20,620	1,692	8.20%	20,620	1,809	8.77%
Other borrowed funds	-	-	N/A	-	-	N/A	1,641	127	7.74%
Total interest-bearing liabilities	541,790	11,594	2.14%	471,544	15,141	3.21%	448,097	18,222	4.07%

Demand deposits	53,857			35,386			42,848
Other liabilities	8,246			8,597			7,682
Total liabilities	603,894			515,527			498,627
Shareholders' equity	63,576			59,964			57,945

Total liabilities and shareholders' equity	$667,470			$575,491			$556,572

Net interest income (tax equivalent basis)		$21,592			$17,926			$15,158

Net interest income as a percent of average interest-earning assets			3.79%			3.53%			3.11%

(1)	Security interest is computed on a tax equivalent basis using a 34% statutory tax rate. The tax equivalent adjustment was $548,000, $354,000 and $333,000 in 2009, 2008 and 2007, respectively.
(2)	Nonaccruing loans and loans held for sale are included in the average balances.
(3)	Loan interest is computed on a tax equivalent basis using a 34% statutory tax rate. The tax equivalent adjustment was $47,000, $44,000 and $38,000 in 2009, 2008 and 2007 respectively.

13.

I.	DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL (Continued)

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

Interest on non-taxable securities has been adjusted to a fully tax equivalent basis using a statutory tax rate of 34% in 2009, 2008 and 2007.

	Total
	Variance	Variance Attributable To
	2009/2008	Volume	Rate
	(dollars in thousands)
Interest income
Securities
Taxable	$(210)	$235	$(445)
Non-taxable	571	590	(19)
Federal funds sold	(134)	(134)	-
Loans, net of unearned income and deferred loan fees	(108)	3,353	(3,461)
	119	4,044	(3,925)

Interest expense
Deposits
Savings and interest-bearing demand deposits	(968)	437	(1,405)
Time deposits	(2,572)	458	(3,030)
Short-term borrowings	(5)	83	(88)
Advances from FHLB	117	224	(107)
Trust preferred securities	(119)	-	(119)
Other borrowed funds	-	-	-
	$(3,547)	$1,202	$(4,749)

Net interest income	$3,666	$2,842	$824

14.

I.	DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL (Continued)

	Total
	Variance	Variance Attributable To
	2008/2007	Volume	Rate
	(dollars in thousands)
Interest income
Securities
Taxable	$11	$(4)	$15
Non-taxable	62	48	14
Federal funds sold	(94)	(4)	(90)
Loans, net of unearned income and deferred loan fees	(292)	1,444	(1,736)
	(313)	1,484	(1,797)

Interest expense
Deposits
Savings and interest-bearing demand deposits	(966)	357	(1,323)
Time deposits	(2,563)	(788)	(1,775)
Short-term borrowings	221	354	(133)
Advances from FHLB	471	656	(185)
Trust preferred securities	(117)	-	(117)
Other borrowed funds	(127)	(127)	-
	$(3,081)	$452	$(3,533)

Net interest income	$2,768	$1,032	$1,736

15.

II.	INVESTMENT PORTFOLIO

A.	The book value of securities available for sale as of December 31 in each of the following years are summarized as follows:

Book Value of Securities

	2009	2008	2007
	(dollars in thousands)
U.S. Treaury and government agencies	$12,944	$15,184	$40,189
State and political subdivisions	31,537	22,801	16,019
Mortgage-backed securities	52,246	64,546	36,380
Money Market Mutual Fund	8,333	-	-
Other securities	-	52	50
Marketable equity securities	23	23	23

Total	$105,083	$102,606	$92,661

B.
The maturity distribution and weighted average interest rates of securities available for sale at December 31, 2009 are set forth in the table below.  The weighted average interest rates are based on coupon rates for securities purchased at par value and on effective interest rates considering amortization or accretion if the securities were purchased at a premium or discount:

	Maturing
		After One Year	After Five Years
	Within	but within	but within	After
	One Year	Five Years	Ten Years	Ten Years
	(dollars in thousands)
U.S. Treaury and government agencies	$-	$107	$4,489	$8,348
State and political subdivisions	1,045	3,781	5,518	21,193
Mortgage-backed securities	527	2,417	-	49,302

Total Securities with maturity	$1,572	$6,305	$10,007	$78,843

Weighted average yield by maturity (1)	3.63%	4.03%	3.06%	4.75%

Money Market Mutual Fund with no maturity	$8,333	-	-	-
Marketable equity securities with no maturity	23	-	-	-

Total Securities with no stated maturity	$8,356	$-	$-	$-

Weighted average yield no maturity (1)	< 0.01%	-	-	-

(1)
Yields are not presented on a tax-equivalent basis.  Money market funds represent the payments received on mortgage-backed securities or funds received from the maturity or calls of U.S Treasury, government agency and municipal securities. These funds are then reinvested back into these securities

16.

C.
Excluding those holdings of the investment portfolio in U.S. Treasury securities and other agencies of the U.S. Government, there were no other securities of any one issuer which exceeded 10% of the shareholders' equity of the Company at December 31, 2009.

III.	LOAN PORTFOLIO

A.	Types of Loans - Total loans on the balance sheet are comprised of the following classifications at December 31 for the years indicated:

Types of Loans

(dollars in thousands)	2009	2008	2007	2006	2005

Commercial business and agricultural	$126,128	$127,287	$126,418	$116,324	$123,559
Commercial real estate	179,909	161,566	126,784	109,503	64,108
Real estate mortgage	92,972	107,905	84,621	94,389	89,086
Consumer loans to individuals	53,655	53,339	51,358	49,314	48,877
Leases	221	266	330	857	1,661

Total loans	$452,885	$450,363	$389,511	$370,387	$327,291

Real estate mortgage loans held for resale	$16,858	$3,824	$1,650	$390	$224

Concentrations of Credit Risk:  The Company grants commercial, real estate and installment loans to customers mainly in Northwest Ohio.  Commercial loans include loans collateralized by commercial real estate, business assets and, in the case of agricultural loans, crops and farm equipment and the loans are expected to be repaid from cash flow from operations of businesses.  As of December 31, 2009, commercial business and agricultural loans made up approximately 27.8 percent of the loan portfolio while commercial real estate loans accounted for approximately 39.7 percent of the loan portfolio.  As of December 31, 2009, residential first mortgage loans made up approximately 20.5 percent of the loan portfolio and are secured by first mortgages on residential real estate.  As of December 31, 2009, consumer loans to individuals made up approximately 11.9% of the loan portfolio and are primarily secured by consumer assets.

B.
Maturities and Sensitivities of Loans to Changes in Interest Rates - The following table shows the amounts of commercial and agricultural loans outstanding as of December 31, 2009 which, based on remaining scheduled repayments of principal, are due in the periods indicated.  Also, the amounts have been classified according to sensitivity to changes in interest rates for commercial and agricultural loans due after one year.  (Variable-rate loans are those loans with floating or adjustable interest rates.)

Maturing	Commercial Business	Commercial
(dollars in thousands)	and Agricultural	Real Estate	Total
Within one year	$21,280	$13,673	$34,953
After one year but within five years	40,771	47,890	88,661
After five years	64,077	118,346	182,423

Total commercial business, commercial real estate and agricultural loans	$126,128	$179,909	$306,037

17.

III.	LOAN PORTFOLIO (Continued)

	Interest Sensitivity
	Fixed	Variable
	Rate	Rate	Total
	(dollars in thousands)
Commercial Business and Agricultural

Due after one year but within five years	$17,416	$23,355	$40,771
Due after five years	4,548	59,529	64,077

Total	$21,964	$82,884	$104,848

Commercial Real Estate

Due after one year but within five years	14,082	33,808	47,890
Due after five years	19,527	98,819	118,346

Total	$33,609	$132,627	$166,236

Commercial Business, Commercial
Real Estate and Agricultural

Due after one year but within five years	31,498	57,163	88,661
Due after five years	24,075	158,348	182,423

Total	$55,573	$215,511	$271,084

C.	Risk Elements

1.	Non-accrual, Past Due, Restructured and Impaired Loans – The following schedule summarizes non-accrual, past due, restructured and impaired loans at December 31 in each of the following years.

	2009	2008	2007	2006	2005
	(dollars in thousands)
(a) Loans accounted for on a non-accrual basis	$18,543	$5,178	$5,990	$3,828	$6,270
(b) Accruing loans which are contractually past due 90 days or more as to interest or principal payments	-	-	-	-	5
(c) Loans not included in (a) which are "Troubled Debt Restructurings" as defined by Statement of Financial Accounting Standards No. 15	1,364	151	159	166	825
Total non-performing loans	$19,907	$5,329	$6,149	$3,994	$7,100

(d) Other loans defined as impaired	$3,597	$1,868	$593	$82	$3,283

2009
($ In thousands)
Cash basis interest income recognized on impaired loans outstanding at December 31, 2009	$597

Interest income actually recorded on impaired loans and included in net income for the period	565

2009 unrecorded interest income on non-accrual loans	402

18.

III.	LOAN PORTFOLIO (Continued)

Management believes the allowance for loan losses at December 31, 2009 was adequate to absorb any losses on non-performing loans, as the allowance balance is maintained by management at a level considered adequate to cover losses that are probable based on past loss experience, general economic conditions, information about specific borrower situations, including their financial position and collateral values, and other factors and estimates which are subject to change over time.

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

As of December 31, 2009, in addition to the $19,907,000 of non-performing loans reported under Item III.C.1. above (which amount includes all loans classified by management as doubtful or loss), there were approximately $11,723,000 in other outstanding loans where known information about possible credit problems of the borrowers caused management to have concerns as to the ability of such borrowers to comply with the present loan repayment terms (loans classified as substandard by management) and which may result in disclosure of such loans pursuant to Item III.C.1. at some future date.  In regard to loans classified as substandard, management believes that such potential problem loans have been adequately evaluated in the allowance of loan losses.

19.

III.	LOAN PORTFOLIO (Continued)

3.	Foreign Outstandings

 None

4.	Loan Concentrations

At December 31, 2009, loans outstanding related to agricultural operations or collateralized by agricultural real estate and equipment aggregated approximately $41,485,000, or 9.2 % of total loans.

D.	Other Interest-Bearing Assets

There were no other interest-bearing assets as of December 31, 2009 which would be required to be disclosed under Item III.C.1 or Item III.C.2. if such assets were loans.

20.

IV.       SUMMARY OF LOAN LOSS EXPERIENCE

A.	The following schedule presents an analysis of the allowance for loan losses, average loan data and related ratios for the years ended December 31:

Summary of Loan Loss Experience

	2009	2008	2007	2006	2005
	(dollars in thousands)
Loans
Loans outstanding at end of period	$452,558	$450,112	$389,269	$370,102	$327,048

Average loans outstanding during period	$453,787	$401,770	$381,453	$354,726	$268,158

Allowance for loan losses
Balance at beginning of period	$5,020	$3,990	$3,717	$4,700	$4,899
Balance, of ALLL acquired in Exchange acquisition					910
Balance, of ALLL acquired in Montpelier acquisition		1,104
Loans charged-off:
Commercial business and agricultural loans	(1,248)	(277)	(86)	(1,047)	(2,249)
Commercial real estate	(918)	(212)	(18)	(230)	(511)
Real estate mortgage	(1,218)	(172)	(81)	(100)	(133)
Leases	-	-	-	-	(208)
Consumer loans to individuals	(491)	(261)	(247)	(440)	(308)
	(3,875)	(922)	(432)	(1,817)	(3,409)
Recoveries of loans previously charged-off
Commercial business and agricultural loans	50	67	72	405	1,548
Commercial real estate	14	24	13	14	18
Real estate mortgage	54	4	4	75	2
Leases	-	-	-	-	4
Consumer loans to individuals	29	63	95	162	145
	147	158	184	656	1,717

Net loans charged-off	(3,728)	(764)	(248)	(1,160)	(1,692)

Provision for loan losses	5,738	690	521	178	583

Balance at end of period	$7,030	$5,020	$3,990	$3,717	$4,700

Ratio of net charge-offs during the period to average loans outstanding during the period	0.84%	0.19%	0.07%	0.33%	0.63%

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

21.

IV.      SUMMARY OF LOAN LOSS EXPERIENCE (Continued)

B.	The following schedule provides a breakdown of the allowance for loan losses allocated by type of loan and related ratios.

	Allocation of the Allowance for Loan Losses
		Percentage		Percentage		Percentage		Percentage		Percentage
		of Loans In		of Loans In		of Loans In		of Loans In		of Loans In
		Each		Each		Each		Each		Each
		Category to		Category to		Category to		Category to		Category to
	Allowance	Total	Allowance	Total	Allowance	Total	Allowance	Total	Allowance	Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
	December 31, 2009		December 31, 2008		December 31, 2007		December 31, 2006		December 31, 2005
	(dollars in thousands)
Commercial and agricultural	$2,685	38.2%	$2,304	45.9%	$2,398	60.1%	$2,748	73.9%	$2,453	52.2%
Commercial real estate	2,804	39.9%	1,255	25.0%	547	13.7%	197	5.3%	240	5.1%
Residential first mortgage	717	10.2%	884	17.6%	590	14.8%	317	8.5%	1,278	27.2%
Consumer loans to individuals	824	11.7%	577	11.5%	455	11.4%	455	12.3%	729	15.5%
	$7,030	100.0%	$5,020	100.0%	$3,990	100.0%	$3,717	100.0%	$4,700	100.0%

While management's periodic analysis of the adequacy of the allowance for loan losses may allocate portions of the allowance for specific problem loan situations, the entire allowance is available for any loan charge-offs that occur.

22.

V.       DEPOSITS

The average amount of deposits and average rates paid are summarized as follows for the years ended December 31:

	2009		2008		2007
	Average	Average	Average	Average	Average	Average
	Amount	Rate	Amount	Rate	Amount	Rate
	(dollars in thousands)
Savings and interest-bearing demand deposits	$209,394	0.37%	$158,765	1.10%	$138,314	1.96%
Time deposits	226,275	2.54%	213,891	3.89%	231,604	4.70%
Demand deposits (non-interest-bearing)	53,857	—	35,386	—	42,849	—
	$489,526		$408,042		$412,767
Maturities of time certificates of deposit and other time deposits of $100,000 or more outstanding at December 31, 2009 are summarized as follows:

Amount
(dollars in thousands)

Three months or less	$10,293
Over three months and through six months	20,053
Over six months and through twelve months	20,635
Over twelve months	23,963

Total	$74,944

23.

VI.         RETURN ON EQUITY AND ASSETS

The ratio of net income to average shareholders' equity and average total assets and certain other ratios are as follows for periods ended December 31:

Return on Equity and Assets

	2009	2008	2007
	(dollars in thousands)
Average total assets	$667,470	$575,491	$556,572

Average shareholders’ equity	$63,576	$59,964	$57,945

Net income	$382	$5,217	$3,257

Cash dividends declared	$1,752	$1,677	$1,303

Return on average total assets	0.06%	0.91%	0.59%

Return on average shareholders' equity	0.60%	8.70%	5.62%

Dividend payout ratio (1)	458.64	32.14	40.01

Average shareholders' equity to average total assets	9.52%	10.42%	10.41%

(1) Cash dividends declared divided by net income.

VII.        SHORT-TERM BORROWINGS

The following information is reported for short-term borrowings for 2009, 2008 and 2007:

	2009	2008	2007
	(dollars in thousands)
Amount outstanding at end of year	$52,043	$43,426	$43,006

Weighted average interest rate at end of year	3.28%	3.91%	4.38%

Maximum amount outstanding at any month end	$52,704	$49,554	$46,966

Average amount outstanding during the year	$45,553	$44,891	$36,588

Weighted average interest rate during the year	3.81%	4.10%	4.51%

24.

Item 1A.     Risk Factors

Cautionary Statement Regarding Forward-Looking Information

Certain statements contained in this Annual Report on Form 10-K, and in other statements that we make from time to time in filings by the Company with the SEC, in press releases, and in oral and written statements made by or with the approval of the Company which are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Examples of forward-looking statements include:  (a) projections of income or expense, earnings per share, the payment or non-payment of dividends, capital structure and other financial items; (b) statements of plans and objectives of the Company or our Board of Directors or management, including those relating to products and services and those relating to the planned spin-off of RDSI and merger of RDSI with New Core; (c) statements of future economic performance; (d) statements of future customer attraction or retention; and (d) statements of assumptions underlying these statements.  These forward-looking statements include, but are not limited to, statements preceded by or that include the words or phrases “anticipates,” “believes,” “plans,” “intends,” “expects,” “projects,” “estimates,” “should,” “may,” “would be,” “will allow,” “will likely result,” “will continue,” “will remain,” or similar expressions.

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

25.

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

Federal and state governments may adopt laws responsive to the current credit conditions that would adversely affect our ability to collect on loans.

Federal or state governments might adopt legislation or regulations reducing the amount that our customers are required to pay under existing loan contracts or limiting our ability to foreclose on collateral.  Additionally, legislation has been proposed to give judges the ability to adjust the principal and interest payments on mortgages to allow homeowners to avoid foreclosure.   Such adjustments could adversely affect our profitability and financial condition.

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

Failure to complete the planned spin-off of RDSI and the merger of RDSI with New Core could adversely impact the market price of our common shares as well as the business and operating results of the Company and RDSI.

If the planned spin-off of RDSI and the merger of RDSI with New Core are not completed for any reason, the price of Rurban common shares may decline to the extent that the market price of the Company’s common shares reflects positive market assumptions that the spin-off and the merger will be completed and the related benefits will be realized.  The Company and Rurban may also be subject to additional risks if the spin-off and the merger are not completed, including:

26.

•
substantial costs related to the spin-off and the merger, including fees for financial advisors, attorneys and auditors, printing costs and costs associated with the agreements related to the transactions; and

•	potential disruption to the respective businesses of the Company and RDSI and the distraction of their respective workforce and management teams.

RDSI will lose a significant number of existing customers and associated revenue in connection with its transition from licensing Fiserv’s Premier software to exclusively marketing and licensing Single Source™ software, and this loss of customers and revenues is expected to result in a net loss by RDSI in 2010 and possibly beyond.

On July 28, 2009, RDSI reached an agreement with Fiserv to wind down their licensing relationship.  Pursuant to this agreement, after December 31, 2010, Fiserv will no longer license its Premier suite of products to RDSI and RDSI will exclusively market New Core’s Single Source™ software system.  RDSI customers which presently rely on the Premier platform have the option to continue their processing with RDSI and convert to Single Source™, or to move their processing to Fiserv and continue to use Premier.  As of the date of the agreement with Fiserv (July 28, 2009), RDSI had [74] data processing customers using Fiserv’s Premier software.  RDSI also provides item processing services directly to customers and through its DCM division using software licensed from Bankware.

Since entering into the agreement with Fiserv, RDSI has begun its marketing efforts to offer New Core’s Single Source™ software to its current data processing customers. As of March 17, 2010, 31 of RDSI’s 74 customers had notified RDSI of their intentions to move their processing away from RDSI.  As of March 17, 2010, RDSI had 8 executed contracts from current RDSI customers to convert to the Single Source™ software and remain with RDSI.  The conversion of the first of these customers – the Company’s subsidiary, State Bank – is expected to be completed during March 2010.  As of March 17, 2010, 35 of RDSI’s current customers had not yet notified RDSI as to their final decision as to whether they will continue their processing with RDSI and convert to Single Source™ or move their processing away from RDSI.  Because the decisions by these customers may be made throughout 2010, RDSI is currently unable to determine the number of additional customers that may choose to move their processing away from RDSI, or the amount of additional revenue that RDSI may lose as a result.

RDSI expects to ultimately offset the loss of current customers and associated revenues through the customers gained by the planned merger with New Core and through the addition of new banking customers that execute contracts to move their processing to RDSI and convert to Single Source™.  As of March 17, 2010, New Core had one banking site using the Single Source™ software and 4 executed contracts with non-RDSI customers. However, the amount and timing of RDSI’s receipt of revenues from new customers is currently uncertain, and there can be no assurances that RDSI will be able to fully replace the revenues it loses from current customers that elect to move their processing away from RDSI.  The sales process of offering the Single Source™ software is a complex effort involving software presentations, viewing of test software, and the prospective customer’s due diligence, concluding with approval by the prospective customer’s board of directors and execution of a contract.

In view of the foregoing, it is anticipated that RDSI will experience a significant decrease in revenues in 2010 and that annual revenues will not recover to 2009 levels until after 2010, if at all.  Although RDSI has some ability, if necessary, to reduce staffing levels and certain variable expenses to partially offset the impact of decreases in revenues over time, RDSI does not anticipate a reduction in overall expenses in 2010.  Rather, RDSI expects to continue to incur increased expenses over the next 12 months in connection with its increased sales, marketing and conversion efforts with respect to the Single Source™ software, as well as continued accelerated depreciation of RDSI’s Fiserv-related assets.  In addition, RDSI is likely to incur increased expenses following the planned spin-off and merger with New Core in connection with the management and operation of RDSI as an independent public company and the increased research and development expenses associated with the continued development and enhancement of Single Source™.  These expenses will be partially or fully offset by the elimination of software leasing fees currently paid to Fiserv. Finally, it is anticipated that the loss of bank clients by RDSI may cause the current portion of goodwill reflected on RDSI’s balance sheet to become impaired, which would require RDSI to record a non-cash loss through its income statement as early as the first quarter of 2010.

27.

As a result of the anticipated decrease in revenues resulting from the loss of current RDSI customers, the uncertainty regarding if and when the lost revenues will be replaced through the addition of new customers, and the anticipated increased expenses that will be incurred by RDSI in 2010, RDSI is expected to experience a net loss in 2010 and possibly beyond.  Because of the uncertainties described above, the extent of the net loss in 2010 cannot be determined at this time.  No assurances can be given that the net loss for 2010 will not be significant or that the net loss by RDSI will not extend beyond 2010.

We believe that RDSI’s current capital level is adequate and do not expect that RDSI will need to raise additional capital to support its business operations in 2010 or 2011.  However, in the event that the amount of net losses by RDSI are greater than currently anticipated, there is a risk that RDSI may be required to raise additional capital.  RDSI’s ability to raise additional capital, if and when needed, will depend upon conditions in the capital markets, economic conditions and a number of other factors, many of which are outside RDSI’s control, and on RDSI’s financial performance and condition.  Accordingly, no assurances can be given that RDSI will be able to raise additional capital if and when needed or on terms acceptable to RDSI.  If RDSI cannot raise additional capital if and when needed, it may have a material adverse effect on RDSI’s financial condition and results of operations.

RDSI has and will continue to incur increased expenses associated with the conversion of customers to New Core’s Single Source™ software.

Currently, only one banking site is using Single Source™.  The conversion of a second bank (the Company’s banking subsidiary, State Bank) is expected to be completed during March 2010.  RDSI expects to convert a significant number of new and existing RDSI customers to Single Source™.  Following the execution of the agreement with Fiserv on July 28, 2009, RDSI has devoted its sales, marketing and conversion efforts on the RDSI client bank base focusing on providing the  Single Source™ software as a processing option.  For example, RDSI has expanded its staff by approximately 13% since entering into the Fiserv agreement in anticipation of preparing for the data processing conversion of existing client banks and new client banks to the Single SourceTM core processing system.  RDSI has and will continue to incur additional expenses associated with these sales, marketing and conversion efforts.  Because RDSI has agreed to waive its standard conversion fees for existing client banks that convert to Single Source™, RDSI will not be able to recoup or offset through conversion fees the conversion expenses attributable to these banks.We operate in an extremely competitive market, and our business will suffer if we are unable to compete effectively.

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

28.

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

Further increases in FDIC insurance premiums could negatively affect our profitability.

The FDIC insures deposits at FDIC insured financial institutions, including State Bank.  The FDIC charges the insured financial institutions premiums to maintain the Deposit Insurance Fund at a certain level.  During 2008 and 2009, there were higher levels of bank failures which dramatically increased resolution costs of the FDIC and depleted the deposit insurance fund. In order to maintain a strong funding position and restore reserve ratios of the deposit insurance fund, the FDIC voted on December 16, 2008 to increase assessment rates of insured depository institutions uniformly by 7 basis points (7 cents for every $100 of deposits), beginning with the first quarter of 2009. Additional changes, beginning April 1, 2009, were to require riskier institutions to pay a larger share of premiums by factoring in rate adjustments based on secured liabilities and unsecured debt levels.

On May 22, 2009, the FDIC adopted a final rule that imposed a special assessment for the second quarter of 2009 of 5 basis points on each insured depositary institution’s assets minus its Tier 1 capital as of June 30, 2009, which was collected on September 30, 2009.  The special assessment for the Company was $296,619.

On November 12, 2009, the FDIC adopted a final rule requiring insured depository institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. The prepaid assessments for these periods were collected on December 30, 2009, along with the regular quarterly risk-based deposit insurance assessment for the third quarter of 2009.  For the fourth quarter of 2009 and for all of 2010, the prepaid assessment rate was based on each institution’s total base assessment rate in effect on September 30, 2009, modified to assume that the assessment rate in effect for the institution on September 30, 2009, was in effect for the entire third quarter of 2009.  On September 29, 2009, the FDIC increased annual assessment rates uniformly by 3 basis points beginning in 2011. As a result, an institution’s total base assessment rate for purposes of estimating an institution’s assessment for 2011 and 2012 was increased by 3 basis points.  Each institution’s prepaid assessment base was calculated using its third quarter 2009 assessment base, adjusted quarterly for an estimated five percent annual growth rate in the assessment base through the end of 2012.  The Company paid $2,678,000 for the three-year prepayment in December 2009, which will be expensed over three years.

29.

We are generally unable to control the amount of premiums that we are required to pay for FDIC insurance.  If there are additional financial institution failures, we may be required to pay even higher FDIC premiums than the recently increased levels.  Further increases in FDIC insurance premiums may materially adversely affect our results of operations and our ability to pay dividends on our common shares.

Legislative or regulatory changes could adversely impact our businesses.

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

30.

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

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make significant estimates that affect the financial statements.  Two of our most critical estimates are the level of the allowance for loan losses and the accounting for goodwill and other intangibles.  Because of the inherent nature of these estimates, we cannot provide complete assurance that we will not be required to charge earnings for significant unexpected loan losses, nor that we will not recognize a material provision for impairment of our goodwill.  For additional information regarding these critical estimates, see Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations beginning on page 25 of this Annual Report on Form 10-K.

31.

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

Our information systems may experience an interruption or security breach.

We rely heavily on communications and information systems to conduct our business. Any failure, interruption or breach in security of these systems could result in failures or disruptions in our customer relationship management, general ledger, deposit, loan and other systems. While we have policies and procedures designed to prevent or limit the effect of the possible failure, interruption or security breach of our information systems, there can be no assurance that any such failure, interruption or security breach will not occur or, if they do occur, that they will be adequately addressed. The occurrence of any failure, interruption or security breach of our information systems could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability.

We may elect or be compelled to seek additional capital in the future, but capital may not be available when it is needed.

We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations.  In addition, we may elect to raise additional capital to support our business or to finance acquisitions, if any, or we may otherwise elect to raise additional capital.  In that regard, a number of financial institutions have recently raised considerable amounts of capital as a result of deterioration in their results of operations and financial condition arising from the turmoil in the mortgage loan market, deteriorating economic conditions, declines in real estate values and other factors, which may diminish our ability to raise additional capital.  Our ability to raise additional capital, if needed, will depend on conditions in the capital markets, economic conditions and a number of other factors, many of which are outside our control, and on our financial performance.  Accordingly, we cannot be assured of our ability to raise additional capital if needed or on terms acceptable to us.  If we cannot raise additional capital if and when needed, it may have a material adverse effect on our financial condition, results of operations and prospects.

Item 1B.       Unresolved Staff Comments

None

Item 2.       Properties.
The Company’s principal executive offices are located at 401 Clinton Street, Defiance, Ohio.  This facility is owned by State Bank, and a portion of the facility is leased to the Company.

The following is a listing and brief description of the properties owned or leased by State Bank and used in its business:

1.	State Bank’s main office is owned and located at 401 Clinton Street, Defiance, Ohio. State Bank leases portions of this facility to the Company and the RFS division of State Bank. (Banking and Other)

32.

2.	State Bank owns a drive-thru branch office located at 510 Third Street, Defiance, Ohio. (Banking)

3.	State Bank leases a parcel of land for a full service branch office (Owned) located at 1600 North Clinton Street, Defiance, Ohio, pursuant to a 9-year lease. (Banking)

4.	State Bank owns a full service branch office located at 220 North Main Street, Paulding, Ohio. (Banking)

5.	State Bank owns a full service branch office located at 312 Main Street, Delta, Ohio. (Banking)

6.	State Bank owns a full service branch office located at 133 E. Morenci Street, Lyons, Ohio. (Banking)

7.	State Bank owns a full service branch office located at 515 Parkview, Wauseon, Ohio. (Banking)

8.	State Bank leases a full service branch office located in the Chief Market Square supermarket at 705 Deatrick Street, Defiance, Ohio, pursuant to a 15-year lease. (Banking)

9.	State Bank owns a full service branch office located at 218 North First Street, Oakwood, Ohio. (Banking)

10.	State Bank owns a full service branch office located at 930 West Market Street, Lima, Ohio. (Banking)

11.	State Bank owns a full service branch office located at 12832 Coldwater Road, Fort Wayne, Indiana. (Banking)

12.	State Bank owns a full service branch office located at 235 Main Street, Luckey, Ohio. (Banking)

13.	State Bank owns a full service branch office located at 311 Main Street, Walbridge, Ohio. (Banking)

14.	State Bank owns a full service branch office located at 610 East South Boundary, Perrysburg, Ohio. (Banking)

15.	State Bank owns a full service branch office located at 6401 Monroe Street, Sylvania, Ohio. (Banking)

16.	State Bank owns a loan production office located at 109 South High Street, #8, Dublin, Ohio. (Banking)

17.	State Bank owns a full service branch office located at 1201 East Main Street, Montpelier, Ohio. (Banking)

18.	State Bank owns a full service branch office located at 119 South State Street, Pioneer, Ohio. (Banking)

19.	State Bank owns a full service branch office located at 112 East Jackson Street, West Unity, Ohio. (Banking)

33.

20.	State Bank owns a full service branch office located at 1419 West High Street, Bryan, Ohio. (Banking)

21.	State Bank leases a loan production office in Steuben County, Indiana. (Banking)

RDSI leases office space located at 7622 St Rt. 66, Defiance, Ohio, office space located at 801 Clinton Street, Defiance, Ohio, office space located at 2010 S. Jefferson Ave., Defiance, Ohio, office space located at 104 Depot Street, Archbold, Ohio and office space located at 105 East Holland Street, Archbold, Ohio.
RDSI (DCM) leases office space located at 3101 Technology Blvd., Suite B, Lansing, Michigan.

Item 3.       Legal Proceedings.

In the ordinary course of our business, we are party to various legal actions, which we believe are incidental to the operation of our business. Although the ultimate outcome and amount of liability, if any, with respect to these legal actions to which we are currently a party cannot presently be ascertained with certainty, in the opinion of management, based upon information currently available to us, any resulting liability is not likely to have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

Item 4.       Reserved.

34.

Supplemental Item: Executive Officers of the Registrant.

The following table lists the names and ages of the executive officers of the Company as of March 17, 2010, the positions presently held by each executive officer and the business experience of each executive officer during the past five years.  Unless otherwise indicated, each person has held his principal occupation(s) for more than five years.

Name	Age	Position(s) Held with the Company and its Subsidiaries and Principal Occupation(s)

Kenneth A. Joyce	61
Executive Vice Chairman of the Company since January 2010; President and Chief Executive Officer of the Company from 2002 to 2010; Chairman, Chief Executive Officer and a Director of RDSI since 1997; Director of State Bank since 2002; Director of RFCBC since 2004; Member of Investment Committee of Reliance Financial Services (now a division of State Bank) since March 2007; Director of Promedica-Defiance Regional Medical Center and Promedica Physicians Group; Chairman of Promedica-Defiance Regional Medical Center Finance Committee; Director of United Way (non-profit).

Duane L. Sinn	39
Executive Vice President and Chief Financial Officer of the Company since December 2005; Senior Vice President and Financial Analysis Manager of State Bank from 2004 to December 2005; Senior Vice President and Controller of the Company from 2000 to 2004.

Mark A. Klein	55
President, and Chief Executive Officer of the Company since January 2010; Director of the Company since February 2010,  President and Chief Executive Officer of State Bank since January 2006; Director of State Bank since 2006; Member of RFS Investment Committee since March 2007. Senior Vice President Private Banking of Sky Bank, Toledo, Ohio from 2004 to January 2006; Vice President and Team Leader of Sky Bank, Toledo, Ohio from 2000 to 2004; Executive Vice President and Senior Lender of $450 million Sky Bank affiliate from 1994 to 1999; 12 year Member of Defiance City School Board of Education; Member of Defiance Area Foundation Board (non-profit); Member of Promedica-Defiance Regional Medical Center Foundation Board.

Anthony V. Cosentino	48
Executive Vice President of the Company and State Bank since March 2010.  Vice President for Financial Planning and Analysis at AmTrust Financial Corporation from June 2006 to December 2009.  Chief Financial Officer of Fifth Third Bank of Northeastern Ohio, a subsidiary of Fifth Third Bancorp, from August 1994 to May 2006.

35.

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

	Per Share		Per Share
	Sales Prices		Dividends
2009	High	Low	Declared

First Quarter	$8.61	$7.34	$.09
Second Quarter	8.75	7.52	.09
Third Quarter	8.10	7.00	.09
Fourth Quarter	8.94	6.38	.09

2008	High	Low	Declared

First Quarter	$12.60	$9.79	$.08
Second Quarter	10.96	9.52	.08
Third Quarter	10.24	7.72	.09
Fourth Quarter	9.50	7.54	.09

On January 27, 2010, the Company announced that it has elected to suspend payment of quarterly cash dividends at this time and will evaluate future dividend payouts on a quarterly basis.  There can be no assurance as to the amount of dividends which may be declared in future periods with respect to the common shares of the Company, since such dividends are subject to the discretion of the Company’s Board of Directors, cash needs, general business conditions, dividends from the subsidiaries and applicable governmental regulations and policies.  For a discussion of the regulatory limitations on our ability to pay dividends, see “Supervision and Regulation – Dividends” in Part I of this Annual Report on Form 10-K.

During the Fourth Quarter 2009, there were no sales of unregistered securities by the Company.

The approximate number of holders of the outstanding common shares of the Company, as of February 26, 2010, was 2,400.

36.

Repurchases of Common Shares

The following table provides information regarding repurchases of the Company’s common shares during the three months ended December 31, 2009:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
October 1 through October 31, 2009	1,461	$7.50	-	84,346
November 1 through November 30, 2009	-	$-	-	84,346
December 1 through December 31, 2009	6,486	$6.88	-	84,346

(1)
All of the repurchased shares, other than the shares repurchased as part of the publicly announced plan, were purchased in the open market by Reliance Financial Services, an indirect subsidiary of the Company, in its capacity as the administrator of the Company’s Employee Stock Ownership and Savings Plan.

(2)
On July 22, 2008, the Company announced that its Board of Directors had authorized an extension to the stock repurchase program for an additional twelve months.  The original stock repurchase program was announced in April, 2007 for fifteen months authorizing the purchase of 250,000 common shares.  On July 15, 2009, the Company announced an extension of the repurchase plan for an additional fifteen months.  As of year-end, the Company had repurchased a total of 165,654 shares at an average cost of $10.68 per share.

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

Provided below is a line graph comparing the yearly percentage change in the Company’s cumulative total shareholder return on its common shares with an index for the NASDAQ Stock Market (U.S. Companies) comprised of all domestic common shares traded on the NASDAQ Global Market System and the NASDAQ Small-Cap Market and an index for NASDAQ Bank Stocks comprised of all depository institutions (SIC Code #602) and holding and other investment companies (SIC Code #671) that are traded on the NASDAQ Global Market System and the NASDAQ Small-Cap Market (“NASDAQ Bank Stocks”) for the five-year period ended December 31, 2009.

37.

Rurban Financial Corp.

	Period Ending
Index	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09
Rurban Financial Corp.	100.00	86.02	80.04	94.81	59.79	56.33
NASDAQ Composite	100.00	101.37	111.03	121.92	72.49	104.31
NASDAQ Bank	100.00	95.67	106.20	82.76	62.96	51.31

Source : SNL Financial LC, Charlottesville, VA	(434) 977-1600
© 2010	www.snl.com

38.

Item 6.      Selected Financial Data.

SUMMARY OF SELECTED FINANCIAL DATA

FINANCIAL HIGHLIGHTS
(Dollars in thousands except per share data)

	Year Ended December 31
	2009	2008	2007	2006	2005

EARNINGS
Interest income	$32,591	$32,669	$33,010	$30,971	$21,422
Interest expense	11,592	15,141	18,222	15,936	9,368
Net interest income	20,999	17,528	14,788	15,035	12,054
Provision for loan losses	5,738	690	521	178	583
Noninterest income	29,595	28,061	26,861	23,755	18,338
Noninterest expense	45,134	37,557	36,637	34,904	29,054
Provision (credit)
for income taxes	(660)	2,125	1,234	948	81
Net income (loss)	382	5,217	3,257	2,760	673

PER SHARE DATA
Basic earnings	$0.07	$1.06	$0.65	$0.55	$0.15
Diluted earnings	0.07	1.06	0.65	0.55	0.15
Cash dividends declared	0.36	0.34	0.26	0.21	0.20

AVERAGE BALANCES
Average shareholders’ equity	$63,576	$59,964	$57,945	$54,501	$51,083
Average total assets	667,470	575,491	556,572	554,095	433,366

RATIOS
Return on average
shareholders' equity	0.60%	8.70%	5.62%	5.06%	1.32%
Return on average total assets	0.06	0.91	0.59	0.50	0.16
Cash dividend payout
ratio (cash dividends
divided by net income)	458.18	32.14	40.01	38.25	133.33
Average shareholders'
equity to average total
assets	9.52	10.42	10.41	9.84	11.79

PERIOD END TOTALS
Total assets	$673,049	$657,619	$561,214	$556,007	$530,542
Total investments and
fed funds sold	105,083	112,606	94,661	111,562	139,353
Total loans and leases	452,558	450,112	389,269	370,102	327,048
Loans held for sale	16,858	3,824	1,650	390	224
Total deposits	491,242	484,221	406,031	414,555	384,838
Notes Payable	2,147	1,000	922	2,589	939
Advances from FHLB	35,267	36,647	24,000	21,000	45,500
Trust Preferred Securities	20,620	20,620	20,620	20,620	20,620
Shareholders' equity	61,708	61,662	59,325	56,955	54,451
Shareholders' equity
per share	$12.69	$12.63	$11.92	$11.33	$10.83

39.

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

The following discussion is intended to provide a review of the consolidated financial condition and results of operations of Rurban and its subsidiaries (collectively, the “Company”).  This discussion should be read in conjunction with the Company’s consolidated financial statements and related notes for the year ended December 31, 2009.

Critical Accounting Policies

The accounting and reporting policies of the Company are in accordance with generally accepted accounting principles in the United States and conform to general practices within the banking industry.  The Company’s significant accounting policies are described in detail in the notes to the Company’s consolidated financial statements for the year ended December 31, 2009.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions.  The Company’s financial position and results of operations can be affected by these estimates and assumptions and are integral to the understanding of reported results.  Critical accounting policies are those policies that management believes are the most important to the portrayal of the Company’s financial condition and results, and they require management to make estimates that are difficult, subjective or complex.

Allowance for Loan Losses - The allowance for loan losses provides coverage for probable losses inherent in the Company’s loan portfolio.  Management evaluates the adequacy of the allowance for loan losses each quarter based on changes, if any, in the nature and amount of problem assets and associated collateral, underwriting activities, loan portfolio composition (including product mix and geographic, industry or customer-specific concentrations), trends in loan performance, regulatory guidance and economic factors.  This evaluation is inherently subjective, as it requires the use of significant management estimates.  Many factors can affect management’s estimates of specific and expected losses, including volatility of default probabilities, rating migrations, loss severity and economic and political conditions.  The allowance is increased through provisions charged to operating earnings and reduced by net charge-offs.

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

40.

Regardless of the extent of the Company’s analysis of customer performance, portfolio trends or risk management processes, certain inherent, but undetected, losses are probable within the loan portfolio.  This is due to several factors including inherent delays in obtaining information regarding a customer’s financial condition or changes in their unique business conditions, the subjective nature of individual loan valuations, collateral assessments and the interpretation of economic trends.  Volatility of economic or customer-specific conditions affecting the identification and estimation of losses for larger non-homogeneous credits and the sensitivity of assumptions utilized to establish allowances for homogenous groups of loans are also factors.  The Company estimates a range of inherent losses related to the existence of these exposures.  The estimates are based upon the Company’s evaluation of imprecise risk associated with the commercial and consumer allowance levels and the estimated impact of the current economic environment.

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

Impact of Accounting Changes

FASB ASC 860-10 concerning accounting for transfers of financial assets was issued in June 2009 and changes the de-recognition guidance for transferors of financial assets, including entities that sponsor securitizations, to align that guidance with the original intent of previous guidance.  FASB ASC 860-10 also eliminates the exemption from consolidation for qualifying special-purpose entities (QSPEs).  As a result, all existing QSPEs need to be evaluated to determine whether the QSPE should be consolidated in accordance with FASB ASC 860-10.

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

FASB ASC 810-10 also improves how enterprises account for and disclose their involvement with variable interest entities (VIE’s), which are special-purpose entities, and other entities whose equity at risk is insufficient or lack certain characteristics.  Among other things, FASB ASC 810-10 changes how an entity determines whether it is the primary beneficiary of a variable interest entity (VIE) and whether that VIE should be consolidated.  FASB ASC 810-10 requires an entity to provide significantly more disclosures about its involvement with VIEs.  As a result, the Company must comprehensively review its involvements with VIEs and potential VIEs, including entities previously considered to be qualifying special purpose entities, to determine the effect on its consolidated financial statements and related disclosures.  FASB ASC 810-10 is effective as of the beginning of a reporting entity’s first annual reporting period that begins after November 15, 2009 (January 1, 2010, as to the Company), and for interim periods within the first annual reporting period.  Earlier application is prohibited.  The Company does not believe that the adoption of FASB ASC 810-10 will have a significant effect on its consolidated financial statements.

41.

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

42.

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

Strategic Partnership

On April 27, 2009, the Company announced a strategic partnership between its data processing subsidiary, RDSI and New Core Holdings, Inc. d/b/a New Core Banking Systems, headquartered in Birmingham, AL (“New Core”).  As part of this partnership, RDSI and New Core Banking Systems entered into a Reseller Software License and Support Agreement pursuant to which RDSI was granted rights as the exclusive provider of New Core’s Single Source™ software.  RDSI and New Core also entered into an Agreement and Plan of Merger pursuant to which New Core would be merged with a newly-created subsidiary of RDSI and become a wholly-owned subsidiary of RDSI.  A prerequisite of this merger would be the spin-off of RDSI from Rurban, resulting in RDSI becoming a separate independent public company. This would be followed immediately by the merger of New Core with and into RDSI.  In the merger, the New Core shareholders would receive between 15.5 percent and 26.8 percent of the aggregate common shares of the Company outstanding immediately following the merger.  On October 22, 2009, Rurban announced that its Board of Directors had approved proceeding with the appropriate filings with the SEC in connection with the contemplated spin-off of RDSI.  The Company anticipates that the spin-off would be completed in the second quarter of 2010, subject to the satisfaction of a number of conditions including final approval by Rurban’s Board of Directors of the spin-off and its terms.  For the year ending December 31, 2009, approximately $2,772,000 of expenses were realized in preparation for the spin-off and merger.

On July 28, 2009, RDSI reached an agreement with Information Technology, Inc. and Fiserv Solutions, Inc. (collectively, “Fiserv”) to wind down their licensing relationship.  After December 31, 2010, Fiserv will no longer license its Premier suite of products to RDSI and RDSI will exclusively market New Core Banking Systems’ Single SourceTM.  RDSI’s customers which presently rely on the Premier platform have the opportunity to continue their processing with RDSI and convert to Single SourceTM, or to move their processing to another third party processor.  RDSI and Fiserv have agreed to cooperate in transitioning RDSI clients to their choice of core software prior to December 31, 2010.  As of December 31, 2009, RDSI had 68 customers.  RDSI has increased its marketing efforts to offer New Core’s Single Source™ software to its current data processing customers.  However, RDSI anticipates the loss of some banking clients who elect to move their processing away from RDSI.  Because individual bank decisions may be made during 2010, RDSI is currently unable to determine the number of banks that will ultimately choose to leave RDSI.  The loss of a significant number of existing bank clients could have a material adverse effect on RDSI’s results of operations and financial condition.

43.

In addition, the loss of bank clients could cause the current portion of goodwill reflected on RDSI’s balance sheet to become impaired, which would require RDSI to record a loss through its income statement.

The planned result of the spin-off and merger is creation of an independent data processing company offering as its core product the Single Source™ software.  This software will be RDSI’s sole core banking product going forward.  The Single Source™ software is state of the art software utilizing real time processing and an embedded systems approach that RDSI believes offers a competitive advantage to both RDSI and its’ client bank users.

44.

EARNINGS SUMMARY

Net income for 2009 was $382,491, or $0.07 per diluted share, compared with net income of $5.2 million, or $1.06 per diluted share, and net income of $3.3 million, or $0.65 per diluted share, reported for 2008 and 2007, respectively.  Cash dividends per share were $0.36 in 2009, $0.34 in 2008 and $0.26 in 2007.

The 2009 earnings reflect the impact of the economic downturn as problem assets increased and the costs associated with the RDSI spin-off preparation. The primary factors contributing to this change in earnings were the loan loss reserves ($5.1 million more than the prior-year), an increase in FDIC insurance expense of $1.1 million over 2008, a $1.2 million mortgage fraud loss and the extraordinary expenses incurred due to the planned spin-off of RDSI ($2.8 million).

Positive results for 2009 include continued commercial real estate loan growth of $18.3 million, and organic core deposit growth of $32.7 million.  Core deposits now represent 55.9 percent of total deposits compared to 49.9 percent at year-end 2008.  Both of these factors helped to produce a stable net interest margin of 4 percent at State Bank.  The mortgage banking business line continues to grow, with residential real estate loan production of $238 million for the year, compared to $38 million for 2008.  To improve the future profit of State Bank, an expense reduction program was begun in the fourth quarter of 2009 which targets $1.2 million in annual, pre-tax savings.

RDSI reported 2009 fiscal year net income at $875 thousand, compared to $2.82 million reported for the 2008 fiscal year.  Significantly affecting the 2009 results were the extraordinary expenses ($2.8 million) incurred due to the planned spin-off of RDSI and merger of RDSI with New Core Banking Systems.

CHANGES IN FINANCIAL CONDITION

Total assets at December 31, 2009 were $673.0 million, compared to $657.6 million at December 31, 2008.  Loans (excluding loans held for sale) were $452.6 million at December 31, 2009, compared to $450.1 million at December 31, 2008.  Total deposits were $491.2 million at year-end 2009, compared to $484.2 million at December 31, 2008.  Non-interest bearing deposits at December 31, 2009 were $57.2 million, compared to $52.2 million at December 31, 2008.  Total shareholders’ equity was $61.7 million at year-end 2009, virtually unchanged from the prior year-end.

45.

Significant Events of 2009

At State Bank, asset quality issues increased throughout the year, with non-performing assets increasing to 3.02 percent of total assets as of December 31, 2009, from 1.00 percent of total assets at year end 2008. Net charge-offs increased to 0.84 percent of total loans for 2009 compared to 0.19 percent of loans for 2008.

During 2009 State Bank closed two banking centers as part of its continuing program to reduce operating expenses.

On April 27, 2009, RDSI announced a strategic partnership with New Core Holdings, Inc. d/b/a New Core Banking Systems, headquartered in Birmingham, AL (“New Core”).  As part of this partnership, RDSI and New Core Banking Systems entered into a Reseller Software License and Support Agreement pursuant to which RDSI was granted rights as the exclusive provider of New Core’s Single Source™ software.

RDSI and New Core also entered into an Agreement and Plan of Merger pursuant to which New Core would be merged with a newly-created subsidiary of RDSI and become a wholly-owned subsidiary of  RDSI.  A prerequisite of this merger would be the spin-off of RDSI from Rurban, resulting in RDSI becoming a separate independent public company. This would be followed immediately by the merger of RDSI and New Core.  In the merger, the New Core shareholders would receive between 15.5 percent and 26.8 percent of the aggregate common shares of RDSI outstanding immediately following the merger. On October 22, 2009, Rurban announced that its Board of Directors had approved proceeding with the appropriate filings with the SEC in connection with the contemplated spin-off of RDSI.  RDSI anticipates that the spin-off would be completed in the second quarter of 2010, subject to the satisfaction of a number of conditions including final approval by Rurban’s Board of Directors of the spin-off and its terms.

Rurban increased its dividend to shareholders from $0.34 per share during 2008 to $0.36 per share in 2009.  However, due to an increase in problem assets in the fourth quarter of 2009, the dividend for the first quarter of 2010 was suspended and on-going dividend payouts will be evaluated quarterly

The mortgage banking business line continues to grow, with residential real estate loan production of $238 million for the year, driven by the refinancing boom, compared to $38 million for 2008.

Included within the $5.7 million provision for loan losses, was a provision for a $1.15 million loss recorded due to mortgage fraud by an external title insurance broker.  State Bank plans to pursue litigation filed against the principal involved, the local title company, and a title insurance company for recovery of the fraud loss.

Significant Events of 2008

The State Bank and Trust Company (“State Bank”), Rurban’s banking subsidiary, completed the acquisition of NBM, with five branches located in Williams County, on December 1, 2008.  The acquisition was valued at $25.0 million. This acquisition increased State Bank’s banking center locations from 17 to 22. The acquisition was immediately accretive to earnings.

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

46.

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

RESULTS OF OPERATIONS

	Year Ended December 31,			Year Ended December 31,
	2009	2008	% Change	2008	2007	% Change
	(dollars in thousands except per share data)

Total Assets	$673,049	$657,619	2%	$657,619	$561,214	17%
Total Securities	105,083	102,606	2%	102,606	92,661	11%
Loans Held for Sale	16,858	3,824	341%	3,824	1,650	132%
Loans (Net)	445,527	445,091	0%	445,091	385,278	16%
Allowance for Loan Losses	7,030	5,020	40%	5,020	3,990	26%
Total Deposits	$491,242	$484,221	1%	$484,221	$406,031	19%

Total Revenues	$50,594	$45,589	11%	$45,589	$41,648	9%
Net Interest Income	20,999	17,528	20%	17,528	14,787	19%
Loan Loss Provision	5,738	690	732%	690	521	32%
Non-interest Income	29,595	28,061	5%	28,061	26,861	4%
Non-interest Expense	45,133	37,557	20%	37,557	36,637	3%
Net Income	382	5,217	-93%	5,217	3,257	60%
Basic Earnings per Share	$0.07	$1.06	-93%	$1.06	$0.65	63%
Diluted Earnings per Share	$0.07	$1.06	-93%	$1.06	$0.65	63%

Net Interest Income

	Year Ended			Year Ended
	December 31,			December 31,
	2009	2008	% Change	2008	2007	% Change
	(dollars in thousands)

Net Interest Income	$20,999	$17,528	20%	$17,528	$14,787	19%

Net interest income was $21.0 million for 2009 compared to $17.5 million for 2008, an increase of 19.8 percent, which resulted from the Banking segment being in a liability-sensitive position and the full-year impact of the NBM acquisition.  Average earning assets also increased to $570.1 million in 2009 compared to $508.3 million in 2008, again as a result of the full-year impact of the NBM acquisition.  The consolidated 2009, or full-year net interest margin improved 26 basis points to 3.79 percent, compared to 3.53 percent for 2008.

47.

Net interest income was $17.5 million for 2008 compared to $14.8 million for 2007, an increase of 18.5 percent, which resulted from the Banking segment being in a liability-sensitive position and core loan growth during the year of $16.6 million.  Average earning assets increased to $508.3 million in 2008 compared to $488.3 million in 2007 as a result of loan growth.  The consolidated 2008, or full-year net interest margin improved 43 basis point to 3.53 percent for 2008, compared to 3.10 percent for 2007.

Loan Loss Provision

A Provision for Loan Losses of $5.74 million was taken in 2009 compared to $690 thousand taken for 2008.  The $5.05 million increase was due to the increase in problem assets primarily driven by the continual weakening of the economy. For 2009, net charge-offs totaled $3.73 million, or 0.84 percent of average loans. Consistent with external economic conditions, State Bank has witnessed an increase in delinquencies within all segments of its loan portfolio. Management continues to proactively identify problem loans and is developing strategies for removing these loans from non-performing status.  State Bank anticipates that 2010 will continue to be difficult, as it is not insulated from the economic factors facing the industry.

A Provision for Loan Losses of $690 thousand was taken in 2008 compared to $521 thousand taken for 2007; the $169 thousand increase was primarily due to the additional loan growth in 2008.  For 2008, net charge-offs totaled $764 thousand, or 0.19 percent of average loans.

Non-interest Income

	Year Ended			Year Ended
	December 31,			December 31,
	2009	2008	% Change	2008	2007	% Change
	(dollars in thousands)

Total Non-interest Income	$29,595	$28,061	5%	$28,061	$26,861	4%

Data Service Fees	$18,860	$20,165	-6%	$20,165	$19,382	4%
Trust Fees	$2,509	$3,082	-19%	$3,082	$3,385	-9%
Deposit Service Fees	$2,608	$2,416	8%	$2,416	$2,244	8%
Gains on Sale of Loans	$3,355	$741	353%	$741	$574	29%
Investment Securities Recoveries	$-	$197	N/A	$197	$-	N/A
Net Proceeds from VISA IPO	$-	$132	N/A	$132	$-	N/A
Gains (losses) on Sale of Securities	$960	$-	N/A	$-	$2	N/A
Other	$1,304	$1,328	-2%	$1,328	$1,274	4%

Total non-interest income was $29.6 million for 2009 compared to $28.1 million for 2008, representing a $1.53 million, or 5.4 percent increase year-over-year.  This increase was driven by a $2.61 million increase in net gain on sale of loans.  Increases in net realized gain on sales of securities of $960 thousand and loan servicing fees of $208 thousand, or 88.6 percent, were offset by decreases in Data Processing fees of $1.31 million, or 6.48 percent, and Trust Fees of $573 thousand, or 18.6 percent.  The loss of RDSI’s largest customer in July of 2009, coupled with the de-conversion of six client banks in the fourth quarter of 2009, caused the majority of the decline in data processing income.  The equity markets throughout 2009 negatively impacted trust fees, which are generally calculated on invested balances.  The increase in gain on sale of loans and loan servicing fees was driven by mortgage banking.  In 2009, $213 million of saleable loans were generated compared to just $38 million in 2008.  The sales of these loans also allowed for the sold and serviced loan portfolio to grow from $71 million in 2008 to over $208 million at December 31, 2009.  This portfolio provides a servicing fee annuity, which will provide servicing revenue for the foreseeable future.

48.

Total non-interest income was $28.1 million for 2008 compared to $26.9 million for 2007, representing a $1.2 million, or 4.5 percent increase year-over-year.  This increase was driven by a $783 thousand, or 4.04 percent, increase in data service fees. Increases in Customer Service Fees of $172 thousand, or 7.68 percent, and gains on sale of loans of $167 thousand, or 29.1 percent, were offset by decreases in Trust Fees of $303 thousand, or 8.96 percent.  The continued decline in the equity markets negatively impacted trust fees, which are generally calculated on invested balances.  The improved Customer Service Fees and gain on sale of loans resulted from State Bank’s efforts focused on its High Performance Checking program, well-developed referral program, and improving cross-selling of additional products.

Income taxes amounted to a benefit of $660 thousand in 2009 compared to expense of $2.1 million in 2008. The effective tax rate for 2009 was impacted by the pretax loss and the benefit of tax exempt assets including Municipal Securities and Bank Owned Life Insurance. The effective tax rate was 28.9 percent in 2008.

49.

RDSI Banking Systems (“RDSI”)

	Year Ended			Year Ended
	December 31,			December 31,
	2009	2008	% Change	2008	2007	% Change
	(dollars in thousands)

Data Service Fees	$18,860	$20,165	-6%	$20,165	$19,382	4%

Data service fees decreased $1.31 million, or 6.5 percent, to $18.9 million in 2009 from $20.2 million in 2008, and increased $783 thousand, or 4 percent, from 2007 to 2008.  Data processing fees contributed 63.7 percent of Rurban’s recurring non-interest income for 2009.  The majority of the decrease from 2008 to 2009 was due to the loss of RDSI’s largest customer in July of 2009, as well as six client banks de-converting in the fourth quarter of 2009.

RDSI reported 2009 fiscal year net income of $875 thousand, compared to $2.82 million reported for the 2008 fiscal year.  Significantly affecting our 2009 results were the extraordinary expenses incurred due to the planned spin-off of RDSI and RDSI’s planned merger with New Core Banking Systems, which we believe will position RDSI to offer its own intellectual property in the form of the Single Source™ software.  It can be expected that 2010 will be a very challenging year for RDSI from an earnings perspective. The potential loss of client banks and the write-off of the current software are the primary issues that will cause the earnings to be a challenge.  The one-year anniversary of the first Single Source™ software installation has passed, and the banking site utilizing this software remains confident in its use, feeling its present needs are being met by this new processing package.

Data service fees increased $783 thousand, or 4 percent, to $20.2 million in 2008 from $19.4 million in 2007.  Data processing fees contributed 71.9 percent of Rurban’s recurring non-interest income for 2008.  The majority of the increase for 2008 was due to RDSI billing clients directly for postage use, and this increase to revenue was offset by an increase in postage expense.

Non-interest Expense

	Year Ended			Year Ended
	December 31,			December 31,
	2009	2008	% Change	2008	2007	% Change
	(dollars in thousands)

Total Non-interest Expense	$45,133	$37,557	20%	$37,557	$36,637	3%

Salaries & Employee Benefits	$21,035	$17,318	21%	$17,318	$17,007	2%
Professional Fees	$2,891	$1,859	56%	$1,859	$2,227	-17%
All Other	$21,207	$18,380	15%	$18,380	$17,403	6%

Non-interest expense for 2009 increased $7.58 million, or 20.2 percent over 2008.  The full-year expenses of the National Bank of Montpelier acquisition contributed $1.70 million of this increase, while mortgage banking expenses increased $2.43 million over 2008.  Professional fees increased $1.03 million from 2008 due mainly to fees incurred in connection with the planned spin-off of RDSI and RDSI’s planned merger with New Core Banking Systems.  Insurance expense increased $1.07 million year-over-year due mainly to increased FDIC insurance premiums.  Finally, equipment expense increased $1.15 million over 2008 due mainly to accelerated software amortization and additional equipment purchases by RDSI.

50.

Non-interest expense increased for 2008 by $920 thousand, or 2.51 percent.  The acquisition of National Bank of Montpelier contributed approximately $250 thousand of this increase, primarily from the December operating expenses and the one-time acquisition cost.  During 2008, RDSI switched from outsourcing their preparation and mailing activities to managing these mailings in-house.  This increased postage expense by $760 thousand during 2008 and this pass-through was offset by increases in revenue. RDSI also experienced an increase in non-federal taxes as it expanded into newer markets and sales tax expense in these new markets increased.  Rurban controlled compensation and benefits with a mere 1.83 percent increase year-over-year.  These increases were offset by expense reductions in equipment expenses (RDSI) and professional fees associated with loan workouts (State Bank).  Data/Item Processing segment expenses were $17.3 million in 2008 compared to $16.9 million in 2007.  This $400 thousand increase in RDSI was partially due to the in-house processing of postage.  Banking segment expenses were $20.1 million in 2008 compared with $20.3 million in 2007.

FINANCIAL CONDITION

Investments

Effective April 1, 2009 the Company adopted new accounting guidance related to recognition and presentation of other-than-temporary impairment (ASC 320-10).  The Company does not intend to sell a debt security, and it is more likely than not that the Company will not have to sell the security before recovery of its cost basis; it recognizes the credit component of an other-than-temporary impairment of a debt security in earnings and the remaining portion in other comprehensive income.  For held-to-maturity debt securities, the amount of an other-than-temporary impairment recorded in other comprehensive income for the noncredit portion of a previous other-than-temporary impairment is amortized prospectively over the remaining life of the security on the basis of the timing of future estimated cash flows of the security.

Loans

		% of		% of	%		% of	%
	12/31/2009	Total	12/31/2008	Total	Inc/(Dec)	12/31/2007	Total	Inc/(Dec)
	(dollars in thousands)

Commercial	$84,643	19%	$83,645	19%	1%	$83,049	21%	1%
Commercial R.E.	179,909	39%	161,566	35%	11%	126,785	33%	27%
Agricultural	41,485	9%	43,641	10%	-5%	43,369	11%	1%
Residential	92,972	21%	107,905	24%	-14%	84,621	22%	28%
Consumer	53,655	12%	53,339	12%	1%	51,357	13%	4%
Leases	221	0%	266	0%	-17%	330	0%	-19%
Loans	$452,885		$450,362		1%	$389,511		16%

Loans held for sale	16,858		3,824			1,650
Total	$469,743		$454,186			$391,161

Loans increased $2.5 million to $452.9 million at December 31, 2009.  This growth was due to commercial real estate growth of $18.3 million and commercial growth of $997 thousand.  Residential real estate and agriculture loan balances decreased $14.9 million and $2.2 million, respectively in 2009. The reduction in balances in residential real estate was due to the refinancing boom. The majority of this balance reduction was included in salable mortgages into the secondary market.

In 2008, loans increased $60.8 million to $450.1 million at December 31, 2008.  This growth was due to the acquisition of $44.2 million of loans in the National Bank of Montpelier transaction and $16.6 million of core loan growth in all categories.

51.

Asset Quality

	Period Ended December 31,
	(dollars in millions)
			Change in		Change in
			Dollars /		Dollars /
	12/31/2009	12/31/2008	Percentages	12/31/2007	Percentages

Non-performing loans	$18.5	$5.2	$13.3	$6.0	$(0.8)
Non-performing assets	$20.3	$6.6	$13.7	$6.2	$0.4
Non-performing assets/total assets	3.02%	1.00%	2.02%	1.10%	-0.10%
Net charge-offs	$3.8	$0.8	$3.0	$0.2	$0.6
Net charge-offs/total loans	0.84%	0.19%	0.65%	0.07%	0.12%
Loan loss provision	$5.7	$0.7	$5.0	$0.5	$0.2
Allowance for loan losses	$7.0	$5.0	$2.0	$4.0	$1.0
Allowance/loans	1.55%	1.12%	0.43%	1.03%	0.09%
Allowance/non-performing loans	38%	97%	-59%	67%	30%
Allowance/non-performing assets	35%	76%	-42%	65%	11%

Non-performing assets (loans + OREO + OAO) were $20.3 million, or 3.02 percent, of total assets at December 31, 2009, an increase of $13.7 million from 2008.  Total restructured loan balances, loans having their key loan terms changed primarily due to borrower stress declined to $1.4 million for year-end 2009 compared to $151 thousand for year-end 2008.

CAPITAL RESOURCES

Stockholders’ equity at December 31, 2009, was $61.7 million, equivalent to 9.2 percent of total assets.  On a tangible basis, the ratio was 5.2 percent.  The total risk-based capital ratio was 12.6 percent at December 31, 2009, well in excess of the “well-capitalized” regulatory threshold of 10 percent.

Total consolidated regulatory (risk-based) capital was $59.8 million at December 31, 2009, and $59.5 million at December 31, 2008.  As of December 31, 2009, all of the Company’s $20 million of trust preferred securities qualified as Tier 1 capital.

At year-end RDSI had total equity of $13.4 million and total goodwill and intangibles of $6.9 million.  The impact of the RDSI spin-off to the Company’s Tier 1 capital at December 31, 2009 if it had occurred at December 31, 2009, would be a reduction of $6.5 million.  The Company would remain well above the “Well-Capitalized” level as defined by Regulatory requirements.  There is no impact to State Bank’s capital position due to the planned spin-off of RDSI.

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

The methodology of calculating fair value for the Banking segment typically includes three different approaches.  The income approach calculates a discounted cash flow analysis based on earnings capacity.  The projections for the cash flow analysis are based on the Bank’s 2010 budget and assume modest increases in total assets and net income through 2014.  A cost savings of 15 percent of the Bank’s overhead has also been factored into this equation.

52.

The asset approach is based on the estimated market difference between the value of assets and liabilities.  This approach was not used in calculating fair value for year end 2009 because it does not render a “control level” indication of value.

The final approach is the market approach.  This analysis is based on guideline transactions, including price-to-earnings multiples and price-to-book value ratios for selected bank sale transactions.

The methodology for calculating fair value for the data processing segment also utilizes a three step approach.  The first approach is the capitalized net value approach.  This approach assumes a value based on normalized cash flow capitalized assuming a discount rate of 14.65 percent and long-term growth rate of 3 percent.  The data processing segment’s financial performance reflects the implementation of Rurban’s cost savings synergies; therefore no additional cost savings were assumed in this valuation method.

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

Planned Purchases of Premises and Equipment

Management plans to purchase additional premises and equipment to meet the current and future needs of the Company’s customers.  These purchases, including buildings and improvements and furniture and equipment (which includes computer hardware, software, office furniture and license agreements), are currently expected to total approximately $1.2 million for State Bank and $1.5 million for RDSI, over the next year.  These purchases are expected to be funded by cash on hand and from cash generated from current operations.

53.

LIQUIDITY

Liquidity relates primarily to the Company’s ability to fund loan demand, meet deposit customers’ withdrawal requirements and provide for operating expenses.  Sources used to satisfy these needs consist of cash and due from banks, federal funds sold, interest earning deposits in other financial institutions, securities available for sale, loans held for sale, and borrowings from various sources.  The assets, excluding the borrowings, are commonly referred to as liquid assets.  Liquid assets were $146.8 million at December 31, 2009 compared to $134.5 million at December 31, 2008.  During 2009, the Company continued to utilize strategies that would move the balance sheet to a more asset-sensitive position.

The Company’s commercial real estate, residential first and multi-family mortgage portfolio of $272.9 million at December 31, 2009, which can and has been readily used to collateralize borrowings, is an additional source of liquidity.  Management believes the Company’s current liquidity level, without these borrowings, is sufficient to meet its liquidity needs.  At December 31, 2009, all eligible commercial real estate, residential first, and multi-family mortgage loans were pledged under an FHLB blanket lien.

During 2009 RDSI paid $1.9 million in dividends to the Company. Management expects sufficient cash-flow from State Bank operations to fund necessary Company liquidity needs.

The cash flow statements for the periods presented provide an indication of the Company’s sources and uses of cash as well as an indication of the ability of the Company to maintain an adequate level of liquidity.  A discussion of the cash flow statements for 2009, 2008 and 2007 follows.

The Company experienced negative cash flows from operating activities in 2009, and positive cash flows from operating activities in 2008 and 2007.  Net cash from operating activities was $(7.2) million, $9.7 million and $5.9 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Cash flow from investing activities was a use of cash of $9.5 million, $647 thousand, and $12.8 million for December 31, 2009, 2008, and 2007, respectively. The changes in net cash from investing activities for 2009 include the purchase of available-for-sale securities of $67.9 million, net change in loans of $7.7 million and the purchase of premises and equipment of $3.4 million.  2008 changes in net cash from investing activities include the purchase of National Bank of Montpelier of $14.8 million, and purchases of premises and equipment of $8.0 million.  The changes in net cash from investing activities for 2007 include the purchase of bank owned life insurance of $1.0 million and purchases of premises and equipment of $3.7 million.  In 2009, 2008 and 2007, the Company received $27.1 million, $36.5 million and $3.5 million, respectively, from sales of securities available for sale, while proceeds from repayments, maturities and calls of securities were $40.8 million, $48.1 million and $37.2 million in 2009, 2008 and 2007, respectively.

Net cash flow provided from financing activities was $13.5 million, $1.9 million, and $1.6 million for the years ended December 31, 2009, 2008 and 2007, respectively.  The net cash flow increase was primarily due to an increase in federal funds purchased of $5.0 million for December 31, 2009.  Additionally, net borrowings from the FHLB were $(1.38) million, $12.6 million and $3.0 million for December 31, 2009, 2008 and 2007, respectively. Finally, $7.0 million, $(8.6) million and $(8.5) million of the change is attributable to the change in deposits for 2009, 2008 and 2007, respectively.

Off-Balance-Sheet Borrowing Arrangements:

Significant additional off-balance-sheet liquidity is available in the form of FHLB advances, unused federal funds lines from correspondent banks, lines of credit from correspondent banks and the national certificate of deposit market.  Management expects the risk of changes in off-balance-sheet arrangements to be immaterial to earnings.

54.

Approximately $146.5 million of commercial real estate and residential first mortgage loans of the Company’s $300.0 million portfolio qualify to collateralize FHLB borrowings and have been pledged to meet FHLB collateralization requirements as of December 31, 2009.  Based on the current collateralization requirements of the FHLB, approximately $13.7 million of additional borrowing capacity existed at December 31, 2009.

At December 31, 2009, the Company had $20.5 million in federal funds lines.  As of December 31, 2008, the Company had $25.5 million in federal funds lines.  Federal funds borrowed at December 31, 2009 and 2008 were $5.0 million and $0, respectively.  The Company also had $17.1 million in unpledged securities that may be used to pledge for additional borrowings.

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

The Company’s contractual obligations as of December 31, 2009 were comprised of long-term debt obligations, other debt obligations, operating lease obligations and other long-term liabilities.  Long-term debt obligations are comprised of FHLB Advances of $35.3 million.  Other debt obligations are comprised of Trust Preferred securities of $20.6 million and Notes Payable of $2.1 million.  The operating lease obligation is a lease on the RDSI-South building of $99,600 per year, the RDSI-North building of $162 thousand per year and the DCM-Lansing facility of $58,700 per year. Other long-term liabilities include time deposits of $216.6 million.

55.

ASSET LIABILITY MANAGEMENT

Asset liability management involves developing, executing and monitoring strategies to maintain appropriate liquidity, maximize net interest income and minimize the impact that significant fluctuations in market interest rates would have on current and future earnings.  The business of the Company and the composition of its balance sheet consist of investments in interest-earning assets (primarily loans, mortgage-backed securities, and securities available for sale) which are primarily funded by interest-bearing liabilities (deposits and borrowings).  With the exception of specific loans which are originated and held for sale, all of the financial instruments of the Company are for other than trading purposes.  All of the Company’s transactions are denominated in U.S. dollars with no specific foreign exchange exposure.  In addition, the Company has limited exposure to commodity prices related to agricultural loans.  The impact of changes in foreign exchange rates and commodity prices on interest rates are assumed to be insignificant.  The Company’s financial instruments have varying levels of sensitivity to changes in market interest rates resulting in market risk.  Interest rate risk is the Company’s primary market risk exposure; to a lesser extent, liquidity risk also impacts market risk exposure.

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

The Federal Reserve Board together with the Office of the Comptroller of the Currency and the Federal Deposit Insurance Company adopted a Joint Agency Policy Statement on interest rate risk effective June 26, 1996.  The policy statement provides guidance to examiners and bankers on sound practices for managing interest rate risk, which will form the basis for ongoing evaluation of the adequacy of interest rate risk management at supervised institutions.  The policy statement also outlines fundamental elements of sound management that have been identified in prior Federal Reserve guidance and discusses the importance of these elements in the context of managing interest rate risk.  Specifically, the guidance emphasizes the need for active board of director and senior management oversight and a comprehensive risk management process that effectively identifies, measures and controls interest rate risk.

Financial institutions derive their income primarily from the excess of interest collected over interest paid.  The rates of interest an institution earns on its assets and owes on its liabilities generally are established contractually for a period of time.  Since market interest rates change over time, an institution is exposed to lower profit margins (or losses) if it cannot adapt to interest rate changes.  For example, assume that an institution’s assets carry intermediate or long-term fixed rates and that those assets are funded with short-term liabilities.  If market interest rates rise by the time the short-term liabilities must be refinanced, the increase in the institution’s interest expense on its liabilities may not be sufficiently offset if assets continue to earn at the long-term fixed rates.  Accordingly, an institution’s profits could decrease on existing assets because the institution will either have lower net interest income or possibly, net interest expense.  Similar risks exist when assets are subject to contractual interest rate ceilings, or rate-sensitive assets are funded by longer-term, fixed-rate liabilities in a declining rate environment.

56.

There are several ways an institution can manage interest rate risk including: 1) matching repricing periods for new assets and liabilities, for example, by shortening or lengthening terms of new loans,  investments, or liabilities; 2) selling existing assets or repaying certain liabilities; and 3) hedging existing assets, liabilities, or anticipated transactions.  An institution might also invest in more complex financial instruments intended to hedge or otherwise change interest rate risk. Interest rate swaps, futures contracts, options on futures contracts, and other such derivative financial instruments can be used for this purpose.  Because these instruments are sensitive to interest rate changes, they require management’s expertise to be effective. The Company has not purchased derivative financial instruments in the past but may purchase such instruments in the future if market conditions are favorable.

Quantitative Market Risk Disclosure.  The following table provides information about the Company’s financial instruments used for purposes other than trading that are sensitive to changes in interest rates as of December 31, 2009.  The table does not present when these items may actually reprice.  For loans receivable, securities, and liabilities with contractual maturities, the table presents principal cash flows and related weighted-average interest rates by contractual maturities as well as the historical impact of interest rate fluctuations on the prepayment of loans and mortgage backed securities.  For core deposits (demand deposits, interest-bearing checking, savings, and money market deposits) that have no contractual maturity, the table presents principal cash flows and applicable related weighted-average interest rates based upon the Company’s historical experience, management’s judgment and statistical analysis, as applicable, concerning their most likely withdrawal behaviors.  The current historical interest rates for core deposits have been assumed to apply for future periods in this table as the actual interest rates that will need to be paid to maintain these deposits are not currently known.  Weighted average variable rates are based upon contractual rates existing at the reporting date.

57.

Principal/Notional Amount Maturing or Assumed to be Withdrawn In:
(Dollars in thousands)

	2010	2011	2012	2013	2014	Thereafter	Total
Rate Sensitive Assets
Variable Rate Loans	$42,100	$16,581	$9,237	$5,774	$4,477	$8,046	$86,215
Average interest rate	4.51%	4.13%	4.06%	4.05%	4.15%	3.80%	4.28%
Adjustable Rate Loans	$41,768	$34,173	$25,010	$20,662	$19,345	$72,132	$213,090
Average interest rate	5.83%	5.91%	5.97%	5.99%	5.67%	5.92%	5.89%
Fixed Rate Loans	$65,063	$36,623	$22,371	$12,122	$9,950	$23,983	$170,111
Average interest rate	5.85%	6.35%	5.98%	6.01%	5.92%	3.52%	5.66%
Total Loans	$148,931	$87,377	$56,618	$38,558	$33,772	$104,161	$469,416
Average interest rate	5.46%	5.76%	5.66%	5.71%	5.54%	5.20%	5.51%
Fixed rate investment securities	$29,984	$16,468	$8,766	$3,928	$2,194	$30,383	$91,723
Average interest rate	5.31%	5.58%	5.65%	5.25%	4.34%	4.38%	5.06%
Variable rate investment securities	$9,197	$160	$168	$136	$132	$7,315	$17,108
Average interest rate	0.52%	3.97%	3.98%	3.84%	3.79%	4.78%	2.46%
Fed Funds Sold & Other	$-	$-	$-	$-	$-	$-	$-
Average interest rate	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Total Rate Sensitive Assets	$188,112	$104,005	$65,552	$42,622	$36,098	$141,859	$578,247
Average interest rate	5.20%	5.73%	5.66%	5.66%	5.46%	5.00%	5.35%

Rate Sensitive Liabilities
Demand - Non Interest Bearing	$11,463	$11,463	$11,463	$11,463	$11,378	$-	$57,230
Demand - Interest Bearing	$17,532	$17,532	$17,532	$17,532	$17,384	$-	$87,512
Average interest rate	0.16%	0.16%	0.16%	0.16%	0.16%	0.00%	0.16%
Money Market Accounts	$17,364	$17,364	$17,364	$17,364	$17,166	$-	$86,622
Average interest rate	0.45%	0.45%	0.45%	0.45%	0.45%	0.00%	0.45%
Savings	$8,673	$8,496	$8,496	$8,496	$9,160	$-	$43,321
Average interest rate	0.26%	0.26%	0.26%	0.26%	0.26%	0.00%	0.26%
Certificates of Deposit	$136,074	$41,363	$28,922	$3,699	$4,284	$2,215	$216,557
Average interest rate	2.00%	2.41%	3.04%	3.68%	2.09%	3.40%	2.26%
Fixed rate FHLB Advances	$11,000	$11,709	$1,549	$5,008	$6,000	$-	$35,266
Average interest rate	5.38%	4.24%	3.26%	3.25%	2.92%	0.00%	4.18%
Variable rate FHLB Advances	$-	$-	$-	$-	$-	$-	$-
Average interest rate	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Fixed rate Notes Payable	$996	$996	$155	$-	$-	$10,310	$12,457
Average interest rate	6.50%	6.50%	6.50%	0.00%	0.00%	10.60%	9.89%
Variable rate Notes Payable	$-	$-	$-	$-	$-	$10,310	$10,310
Average interest rate	0.00%	0.00%	0.00%	0.00%	0.00%	4.12%	4.12%
Fed Funds Purchased, Repos & Other	$17,043	$15,000	$20,000	$-	$-	$-	$52,043
Average interest rate	0.40%	4.77%	4.74%	0.00%	0.00%	0.00%	3.33%
Total Rate Sensitive Liabilities	$220,145	$123,923	$105,481	$63,562	$65,372	$22,835	$601,318
Average interest rate	1.62%	1.94%	1.91%	0.67%	0.60%	6.98%	1.73%

58.

Principal/Notional Amount Maturing or Assumed to be Withdrawn In:
(Dollars in thousands)

	First	Years
Comparison of 2009 to 2008	Year	2 - 5	Thereafter	Total
Total Rate Sensitive Assets:
At December 31, 2009	$188,112	$248,276	$141,859	$578,247
At December 31, 2008	182,795	227,333	160,659	570,787
Increase (decrease)	$5,317	$20,943	$(18,800)	$7,460

Total Rate Sensitive Liabilities:
At December 31, 2009	$220,145	$358,338	$22,835	$601,318
At December 31, 2008	220,481	338,260	27,173	585,914
Increase (decrease)	$(336)	$20,078	$(4,338)	$15,404

The above table reflects expected maturities, not expected repricing.  The contractual maturities adjusted for anticipated prepayments and anticipated renewals at current interest rates, as shown in the preceding table, are only part of the Company’s interest rate risk profile.  Other important factors include the ratio of rate-sensitive assets to rate-sensitive liabilities (which takes into consideration loan repricing frequency but not when deposits may be repriced) and the general level and direction of market interest rates.  For core deposits, the repricing frequency is assumed to be longer than when such deposits actually reprice.  For some rate-sensitive liabilities, their repricing frequency is the same as their contractual maturity.  For variable rate loans receivable, repricing frequency can be daily or monthly.  For adjustable rate loans receivable, repricing can be as frequent as annually for loans whose contractual maturities range from one to thirty years.  The Company continued to reposition its balance sheet over the past two years liquidating investments and reducing high cost certificates of deposit which had a positive impact on the margin and helped balance the gap position.

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

Impact of Inflation and Changing Prices

The majority of assets and liabilities of the Company are monetary in nature and therefore, the Company differs greatly from most commercial and industrial companies that have significant investments in fixed assets or inventories.  However, inflation does have an important impact on the growth of total assets in the banking industry and the resulting need to increase equity capital at higher than normal rates in order to maintain an appropriate equity to assets ratio.  Inflation significantly affects non-interest expense, which tends to rise during periods of general inflation.

Management believes the most significant impact on financial results is the Company’s ability to react to changes in interest rates.  Management seeks to maintain an essentially balanced position between interest sensitive assets and liabilities and actively manages loan, security, and liability maturities in order to protect against the effects of wide interest rate fluctuations on net income and shareholders’ equity.

59.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk.

The disclosures required by this item appear under the caption “Asset Liability Management” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations beginning on page 39 of this Annual Report on Form 10-K.

Item 8.      Financial Statements and Supplementary Data.

The Consolidated Balance Sheets of the Company and its subsidiaries as of December 31, 2009 and December 31, 2008, the related Consolidated Statements of Income, Stockholders’ Equity and Cash Flows for each of the years in the three-year period ended December 31, 2009, the related Notes to Consolidated Financial Statements and the Report of Independent Registered Public Accounting Firm, appear on pages F-1 through F-57 of this Annual Report on Form 10-K.

Item 9.      Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not Applicable.

Item 9A.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

With the participation of the President and Chief Executive Officer (the principal executive officer) and the Executive Vice President and Chief Financial Officer (the principal financial officer) of the Company, the Company’s management has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act as of the end of the period covered by this Annual Report on Form 10-K.   Based on that evaluation, the Company’s President and Chief Executive Officer and the Company’s Executive Vice President and Chief Financial Officer concluded that:

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

60.

Changes in Internal Controls Over Financial Reporting

No changes were made in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended December 31, 2009, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.   Other Information

Not Applicable.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The information required by Item 401 of SEC Regulation S-K concerning the directors of the Company and the nominees for re-election as directors of the Company at the Annual Meeting of Shareholders to be held on April 22, 2010 (the “2010 Annual Meeting”), is incorporated herein by reference from the disclosure included in the Company’s definitive Proxy Statement relating to the 2010 Annual Meeting  (the “2010 Proxy Statement”), under the caption “PROPOSAL NO. 1 – ELECTION OF DIRECTORS”.  The information concerning the executive officers of the Company required by Item 401 of SEC Regulation S-K is set forth in the portion of Part I of this Annual Report on Form 10-K entitled “Supplemental Item: Executive Officers of the Registrant.”

Compliance with Section 16(a) of the Exchange Act

The information required by Item 405 of SEC Regulation S-K is incorporated herein by reference from the disclosure included in the Company’s 2010 Proxy Statement under the caption “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE.”

Committee Charters and Code of Conduct and Ethics

The Company’s Board of Directors has adopted charters for each of the Audit Committee, the Compensation Committee and the Governance and Nominating Committee. Copies of these charters are available on the Company’s Internet website at www.rurbanfinancial.net by first clicking “Corporate Governance” and then “Supplementary Info”. The Company has adopted a Code of Conduct and Ethics that applies to the Company’s directors, officers and employees. A copy of the Code of Conduct and Ethics is available on the Company’s Internet website at www.rurbanfinancial.net under the “Corporate Governance” tab. Interested persons may also obtain copies of the Code of Conduct and Ethics, the Audit Committee charter, the Compensation Committee charter and the Executive Governance and Nominating Committee charter, without charge, by writing to Rurban Financial Corp., Attn: Linda Sickmiller, Investor Relations, 401 Clinton Street, Defiance, OH 43512.

Director Nominating Procedures

Information regarding the procedures by which shareholders of the Company may recommend and/or nominate individuals for election as directors of the Company is incorporated herein by reference from the disclosure included under the caption “CORPORATE GOVERNANCE – Nominating Procedures” in the Company’s 2010 Proxy Statement. These procedures have not materially changed from those described in the Company’s definitive Proxy Statement for the 2009 Annual Meeting of Shareholders held on April 16, 2009.

61.

Audit Committee

The information required by Items 407(d)(4) and 407(d)(5) of SEC Regulation S-K is incorporated herein by reference from the disclosure included under the caption “MEETINGS AND COMMITTEES OF THE BOARD – Committees of the Board – Audit Committee” in the Company’s 2010 Proxy Statement.

Item 11.    Executive Compensation.

The executive compensation information required by this item is incorporated herein by reference to the information contained in the Company’s 2009 Proxy Statement under the captions “COMPENSATION OF EXECUTIVE OFFICERS” and “DIRECTOR COMPENSATION”.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 403 of SEC Regulation S-K is incorporated herein by reference from the disclosure included in the Company’s 2010 Proxy Statement under the caption “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT”.

62.

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

The following table shows, as of December 31, 2009 the number of common shares issuable upon exercise of outstanding stock options, he weighted-average exercise price of those stock option, and the number of common shares remaining for future issuance under the Company’s equity compensation plans (excluding common shares issuable upon exercise of outstanding stock options):

Number of securities
	Number of securities			remaining available for
	to be issued upon		Weighted-average	future issuance under equity
	exercise of		exercise price of	compensation plans
	outstanding options,		outstanding options,	(excluding securities
Plan category	warrants and rights		warrants and rights	reflected in column (a)

Equity compensation plans approved by security holders	311,213	(1)	$12.58	238,500	(2)

Equity compensation plans not approved by security holders	N/A		N/A	N/A

(1)
Does not include "tandem" SARs awards under the 1997 Plan in connection with the grant of the same number of nonqualified stock options. A total of 28,000 "tandem" SARs, with a weighted-average price of $13.68, were outstanding as of December 31, 2009.

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

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 404 of SEC Regulation S-K is incorporated herein by reference to the information contained in the Company’s 2010 Proxy Statement under the caption “TRANSACTIONS WITH RELATED PERSONS”.

The information required by Item 407(a) of SEC Regulation S-K is incorporated herein by reference to the information contained in the Company’s 2010 Proxy Statement under the caption “CORPORATE GOVERNANCE – Director Independence”.

Item 14.    Principal Accountant Fees and Services

The information required to be disclosed in this Item 14 is incorporated herein by reference to the information contained in the Company’s 2010 Proxy Statement under the caption “AUDIT COMMITTEE DISCLOSURE” – Pre-Approval of Services Performed by Independent Registered Public Accounting Firm” and “AUDIT COMMITTEE DISCLOSURE” – Services of Independent Registered Public Accounting Firm for the 2009 Fiscal Year”.

63.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a) (1)	Financial Statements.

A list of all financial statements included in this Annual Report on Form 10-K is included under  “INDEX TO CONSOLIDATED FINANCIAL STATEMENTS” on page 63 herein.

(a) (2)	Financial Statement Schedules.

All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(a)  (3)           Exhibits.

Exhibit No.	Description	Location

2.1	Agreement and Plan of Merger, dated as of May 22, 2008, by and among Rurban Financial Corp., Rurban Merger Corp, and NBM Bancorp, Incorporated	Incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed May 23, 2008 (File No. 0-13507).

2.2	Agreement and Plan of Merger, dated as of April 25, 2009, by and among Rurbanc Data Services, Inc., NC Merger Corp. and New Core Holdings, Inc.	Incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed April 29, 2009 (File No. 0-13507).

2.3	First Amendment to Agreement and Plan of Merger, dated as of December 29, 2009, by and among Rurbanc Data Services, Inc., NC Merger Corp. and New Core Holdings, Inc.	Filed herewith.

3.1	Amended Articles of Registrant, as amended	Incorporated herein by reference to Exhibit 3(a)(i) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1989 (File No. 0-13507).

3.2	Certificate of Amendment to the Amended Articles of Rurban Financial Corp.	Incorporated herein by reference to Exhibit 3(b) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993 (File No. 0-13507).

3.3	Certificate of Amendment to the Amended Articles of Rurban Financial Corp.	Incorporated herein by reference to Exhibit 3(c) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 0-13507).

3.4	Amended and Restated Articles of Rurban Financial Corp. [Note: filed for purposes of SEC reporting compliance only – this document has not been filed with the Ohio Secretary of State.]	Filed herewith.

64.

Exhibit No.	Description	Location

3.5	Amended and Restated Regulations of Rurban Financial Corp.	Incorporated herein by reference to Exhibit 3.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (File No. 0-13507).

3.6	Certificate Regarding Adoption of Amendment to Section 2.01 of the Amended and Restated Regulations of Rurban Financial Corp. by the Shareholders on April 16, 2009	Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed April 22, 2009 (File No. 0-13507).

4.1
Indenture, dated as of September 15, 2005, by and between Rurban Financial Corp. and Wilmington Trust Company, as Debenture Trustee, relating to Floating Rate Junior Subordinated Deferrable Interest Debentures
Incorporated herein by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 (File No. 0-13507).

4.2	Amended and Restated Declaration of Trust of Rurban Statutory Trust II, dated as of September 15, 2005	Incorporated herein by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 (File No. 0-13507).

4.3	Guarantee Agreement, dated as of September 15, 2005, by and between Rurban Financial Corp. and Wilmington Trust Company, as Guarantee Trustee	Incorporated herein by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 (File No. 0-13507).

4.4	Agreement to furnish instruments and agreements defining rights of holders of long-term debt	Filed herewith.

10.1*	Rurban Financial Corp. Plan to Allow Directors to Elect to Defer Compensation	Incorporated herein by reference to Exhibit 10(v) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (File No. 0-13507).

10.2*	Rurban Financial Corp. 1997 Stock Option Plan	Incorporated herein by reference to Exhibit 10(v) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (File No. 0-13507).

10.3*	Form of Non-Qualified Stock Option Agreement with Five-Year Vesting under Rurban Financial Corp. 1997 Stock Option Plan	Incorporated herein by reference to Exhibit 10(w) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 0-13507).

10.4*	Form of Non-Qualified Stock Option Agreement with Vesting After One Year of Employment under Rurban Financial Corp. 1997 Stock Option Plan	Incorporated herein by reference to Exhibit 10(a) to the Company’s Current Report on Form 8-K filed March 21, 2005 (File No. 0-13507).

10.5*	Form of Incentive Stock Option Agreement with Five-Year Vesting under Rurban Financial Corp. 1997 Stock Option Plan	Incorporated herein by reference to Exhibit 10(x) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 0-13507).

65.

Exhibit No.	Description	Location

10.6*	Form of Incentive Stock Option Agreement with Vesting After One Year of Employment under Rurban Financial Corp. 1997 Stock Option Plan	Incorporated herein by reference to Exhibit 10(c) to the Company’s Current Report on Form 8-K filed March 21, 2005 (File No. 0-13507).

10.7*	Form of Stock Appreciation Rights under Rurban Financial Corp. 1997 Stock Option Plan	Incorporated herein by reference to Exhibit 10(b) to the Company’s Current Report on Form 8-K filed March 21, 2005 (File No. 0-13507).

10.8*	Rurban Financial Corp. 2008 Stock Incentive Plan	Incorporated herein by reference to Exhibit 10 to the Company’s Current Report on Form 8-K filed April 22, 2008 (File No. 0-13507).

10.9*	Form of Restricted Stock Award Agreement (For Employees) under Rurban Financial Corp. 2008 Stock Option Plan	In Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed April 22, 2008 (File No. 0-13507).

10.10*	Employees’ Stock Ownership and Savings Plan of Rurban Financial Corp.	Incorporated herein by reference to Exhibit 10(y) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (File No. 0-13507).

10.11*	Rurban Financial Corp. Employee Stock Purchase Plan	Incorporated herein by reference to Exhibit 10(z) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (File No. 0-13507).

10.12*	Employment Agreement, executed March 6, 2006 and effective as of March 1, 2006, by and between Rurban Financial Corp. and Kenneth A. Joyce	Incorporated herein by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (File No. 0-13507).

10.13*	First Amendment to Employment Agreement, executed May 19, 2006 and effective as of March 1, 2006, by and between Rurban Financial Corp. and Kenneth A. Joyce	Incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006 (File No. 0-13507).

10.14*	Second Amendment to Employment Agreement, effective as of December 31, 2008, by and between Rurban Financial Corp. and Kenneth A. Joyce	Incorporated herein by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the annual period ended December 31, 2008 (File No. 0-13507).

10.15*	Amended and Restated Supplemental Executive Retirement Plan Agreement, effective as of December 31, 2008, by and between Rurban Financial Corp. and Kenneth A. Joyce	Filed herewith.

10.16*
Schedule dated December 31, 2008 identifying other substantially identical Amended and Restated Supplemental Executive Retirement Plan Agreements with executive officers of Rurban Financial Corp. and its subsidiaries
Incorporated herein by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the annual period ended December 31, 2008 (File No. 0-13507).

66.

Exhibit No.	Description	Location

10.17*	First Amendment to Amended and Restated Supplemental Executive Retirement Plan Agreement, dated as April 20, 2009, by and between Rurban Financial Corp. and Mark A. Klein	Incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed April 22, 2009 (File No. 0-13507).

10.18*	Amended and Restated Change in Control Agreement, effective as of December 31, 2008, by and between Rurban Financial Corp. and Duane L. Sinn	Incorporated herein by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the annual period ended December 31, 2008 (File No. 0-13507).

10.19*	Schedule dated December 31, 2008 identifying other substantially identical Amended and Restated Change in Control Agreements with executive officers of Rurban Financial Corp. and its subsidiaries	Incorporated herein by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the annual period ended December 31, 2008 (File No. 0-13507).

10.20	Form of Incentive Stock Option Agreement with Five-Year Vesting under Rurban Financial Corp. 2008 Stock Incentive Plan	Filed herewith.

10.21	Form of Non-Qualified Stock Option Agreement with Five-Year Vesting under Rurban Financial Corp. 2008 Stock Incentive Plan	Filed herewith.

10.22*	Non-Qualified Deferred Compensation Plan effective as of January 1, 2007	Incorprated herein by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (File No. 0-13507)

10.23	Separation and Distribution Agreement, dated as of December 11, 2009, by and between Rurban Financial Corp. and Rurbanc Data Services, Inc.	Filed herewith.

11	Statement re: Computation of Per Share Earnings	Included in Note 1 of the Notes to Consolidated Financial Statements of Registrant in the financial statements portion of this Annual Report on Form 10-K.

21	Subsidiaries of Registrant	Filed herewith.

23	Consent of BKD, LLP	Filed herewith.

24	Power of Attorney of Directors and Executive Officers	Included on signature page of this Annual Report on Form 10-K

31.1	Rule 13a-14(a)/15d-14(a) Certification – Principal Executive Officer	Filed herewith.

31.2	Rule 13a-14(a)/15d-14(a) Certification – Principal Financial Officer	Filed herewith.

32.1	Section 1350 Certification – Principal Executive Officer and Principal Financial Officer	Filed herewith.

* Management contract or compensatory plan or arrangement.

67.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

RURBAN FINANCIAL CORP.

	By:	/s/ Duane L. Sinn
Date: March 17, 2010		Duane L. Sinn, Executive Vice President and
Chief Financial Officer

Power of Attorney

KNOW ALL MEN BY THESE PRESENTS, that each undersigned officer and/or director of Rurban Financial Corp., an Ohio corporation (the “Corporation”), which is about to file with the Securities and Exchange Commission, Washington, D.C., under the provisions of the Securities Exchange Act of 1934, as amended, the Annual Report of the Corporation on Form 10-K for the fiscal year ended December 31, 2009, hereby constitutes and appoints Kenneth A. Joyce and Duane L. Sinn, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign both the Annual Report on Form 10-K and any and all amendments and documents related thereto, and to file the same, and any and all exhibits, financial statements and schedules related thereto, and other documents in connection therewith, with the Securities and Exchange Commission and the NASDAQ Stock Market, granting unto said attorneys-in-fact and agents, and substitute or substitutes, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all things that each of said attorneys-in-fact and agents, or either of them or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Date	Capacity

/s/ Kenneth A, Joyce	March 17, 2010	Executive Vice Chairman, and Director
Kenneth A. Joyce

/s/ Duane L. Sinn	March 17, 2010	Executive Vice President and Chief Financial Officer
Duane L. Sinn

/s/ Thomas A. Buis	March 17, 2010	Director
Thomas A. Buis

/s/ Thomas M. Callan	March 17, 2010	Director
Thomas M. Callan

68.

/s/ John R. Compo	March 17, 2010	Director
John R. Compo

/s/ Robert A. Fawcett, Jr.	March 17, 2010	Director
Robert A. Fawcett, Jr.

/s/ Richard L. Hardgrove	March 17, 2010	Director
Richard L. Hardgrove

/s/ Rita A. Kissner	March 17, 2010	Director
Rita A. Kissner

/s/ Thomas L. Sauer	March 17, 2010	Director
Thomas L. Sauer

/s/ Steven D. VanDemark	March 17, 2010	Director
Steven D. VanDemark

/s/ J. Michael Walz, D.D.S.	March 17, 2010	Director
J. Michael Walz, D.D.S

/s/ Mark A. Klein	March 17, 2010	Director
Mark A. Klein

/s/Gaylyn J. Finn	March 17, 2010	Director
Gaylyn J. Finn

Date: March 17, 2010

69.

Rurban Financial Corp.
December 31, 2009 and 2008

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Management’s Report on Internal Control Over Financial Reporting	F- 0

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Financial Statements
Balance Sheets	F-2 to F-3
Statements of Income	F-4 to F-5
Statements of Stockholders’ Equity	F-6
Statements of Cash Flows	F-7 to F-8
Notes to Financial Statements	F-9 to F-57

70.

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

With the supervision and participation of our President and Chief Executive Officer, and our Chief Financial Officer, management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2009, based on the criteria set forth for effective internal control over financial reporting by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control Integrated Framework”.  Based on our assessment and those criteria, management concluded that, as of December 31, 2009, the Corporation’s internal control over financial reporting is effective.

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

RURBAN FINANCIAL CORP.

Kenneth A. Joyce	Duane L. Sinn
Executive Vice Chairman	Chief Financial Officer

February 26, 2010

F0

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders
Rurban Financial Corp.
Defiance, Ohio

We have audited the accompanying consolidated balance sheets of Rurban Financial Corp. as of December 31, 2009 and 2008, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2009.  The Company's management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rurban Financial Corp. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

Cincinnati, Ohio
February 26, 2010

F1

Rurban Financial Corp.
Consolidated Balance Sheets
December 31

Assets

	2009	2008

Cash and due from banks	$24,824,785	$18,059,532
Federal funds sold	-	10,000,000
Cash and cash equivalents	24,824,785	28,059,532
Available-for-sale securities	105,083,112	102,606,475
Loans held for sale	16,857,648	3,824,499
Loans, net of unearned income	452,557,581	450,111,653
Allowance for loan losses	(7,030,178)	(5,020,197)
Premises and equipment, net	16,993,640	17,621,262
Federal Reserve and Federal Home Loan Bank Stock, at cost	3,748,250	4,244,100
Foreclosed assets held for sale, net	1,767,953	1,384,335
Interest receivable	2,324,868	2,964,663
Goodwill	21,414,790	21,414,790
Core deposits and other intangibles	4,977,513	5,835,936
Purchased software	5,338,319	5,867,395
Cash value of life insurance	12,792,045	12,625,015
Other assets	11,398,776	6,079,451

Total assets	$673,049,102	$657,618,909

See Notes to Consolidated Financial Statements

F2

Rurban Financial Corp.
Consolidated Balance Sheets
December 31

Liabilities and Stockholders’ Equity

	2009	2008

Liabilities
Deposits
Non interest bearing demand	$57,229,795	$52,242,626
Interest bearing NOW	87,511,973	73,123,095
Savings	43,321,364	34,563,566
Money Market	86,621,953	82,025,074
Time Deposits	216,557,067	242,266,223
Total deposits	491,242,152	484,220,584
Short-term borrowings	52,042,820	43,425,978
Notes payable	2,146,776	1,000,000
Federal Home Loan Bank advances	35,266,510	36,646,854
Trust preferred securities	20,620,000	20,620,000
Interest payable	1,507,521	1,965,842
Deferred income taxes	2,715,716	2,987,770
Other liabilities	5,799,952	5,089,877
Total liabilities	611,341,447	595,956,905

Commitments and Contingent Liabilities

Stockholders' Equity
Common stock, $2.50 stated value; authorized
10,000,000 shares; 5,027,433 shares issued	12,568,583	12,568,583
Additional paid-in capital	15,186,042	15,042,781
Retained earnings	34,415,316	35,785,317
Accumulated other comprehensive income (loss)	1,307,025	(121,657)
Treasury stock, at cost
Common; 2009 - 165,654 shares, 2008 -145,981 shares	(1,769,311)	(1,613,020)
Total stockholders' equity	61,707,655	61,662,004
Total liabilities and stockholders' equity	$673,049,102	$657,618,909

See Notes to Consolidated Financial Statements

F3

Rurban Financial Corp.
Consolidated Statements of Income
Years Ended December 31

	2009	2008	2007

Interest Income
Loans
Taxable	$27,272,465	$27,473,302	$27,782,068
Tax-exempt	91,294	84,878	73,451
Securities
Taxable	4,082,639	4,289,728	4,283,508
Tax-exempt	1,063,190	686,458	645,451
Other	81,562	134,079	225,151
Total interest income	32,591,150	32,668,445	33,009,629

Interest Expense
Deposits	6,525,942	10,066,325	13,595,896
Notes payable	132,116	34,576	126,812
Repurchase Agreements	1,733,668	1,821,330	1,615,016
Federal funds purchased	2,827	18,432	39,047
Federal Home Loan Bank advances	1,624,700	1,508,115	1,037,026
Trust preferred securities	1,573,293	1,691,792	1,808,520
Total interest expense	11,592,546	15,140,570	18,222,317

Net Interest Income	20,998,604	17,527,875	14,787,312

Provision for Loan Losses	5,738,098	689,567	521,306

Net Interest Income After Provision for Loan Losses	15,260,506	16,838,308	14,266,006

Non-interest Income
Data service fees	18,859,701	20,165,451	19,382,115
Trust fees	2,508,723	3,081,898	3,385,320
Customer service fees	2,607,985	2,416,093	2,243,745
Net gains on loan sales	3,354,654	740,985	574,000

Net realized gains on sales of available-for-sale securities	960,320	-	1,998
Net proceeds from VISA IPO	-	132,106	-
Investment securities recoveries	-	197,487	-
Loan servicing fees	443,309	235,095	227,017
Gain (losses) on sale of assets	(134,732)	247,517	29,477
Other	995,126	844,105	1,017,727
Total non-interest income	$29,595,086	$28,060,737	$26,861,399

See Notes to Consolidated Financial Statements

F4

Rurban Financial Corp.
Consolidated Statements of Income
Years Ended December 31

	2009	2008	2007

Non-interest Expense
Salaries and employee benefits	$21,034,671	$17,318,103	$17,007,314
Net occupancy expense	2,227,452	2,015,946	1,994,299
Equipment expense	7,463,352	6,308,564	6,586,623
Data processing fees	609,876	427,251	469,808
Professional fees	2,891,607	1,859,447	2,226,577
Marketing expense	857,727	831,727	820,528
Printing and office supplies	601,626	554,267	661,760
Telephone and communications	1,622,077	1,686,834	1,781,277
Postage and delivery expense	2,079,463	2,165,098	1,545,340
Insurance expense	1,222,636	154,670	140,651
Employee expense	1,151,438	1,084,028	1,083,056
State, local and other taxes	724,546	985,503	584,031
Other	2,647,018	2,165,175	1,735,346
Total non-interest expense	45,133,489	37,556,613	36,636,610

Income Before Income Tax	(277,897)	7,342,432	4,490,795

Provision for Income Taxes	(660,388)	2,125,193	1,234,160

Net Income	$382,491	$5,217,239	$3,256,635

Basic Earnings Per Share	$0.07	$1.06	$0.65

Diluted Earnings Per Share	$0.07	$1.06	$0.65

See Notes to Consolidated Financial Statements

F5

Rurban Financial Corp.
Consolidated Statements of Stockholders’ Equity
Years Ended December 31
				Accumulated
				Other
	Common	Additional	Retained	Comprehensive	Treasury
	Stock	Paid-In Capital	Earnings	Income (Loss)	Stock	Total

Balance, January 1, 2007	$12,568,583	$14,859,165	$30,407,298	$(879,893)	$-	$56,955,153
Comprehensive Income

Net Income			3,256,635			3,256,635

Change in unrealized gain (loss) on securities available for sale, net of reclassification adjustment and tax effect				962,128		962,128

Total comprehensive income						4,218,763

Dividends on common stock, $0.26 per share			(1,302,827)			(1,302,827)

Expense of stock option plan		64,406				64,406

Shares repurchased under stock repurchase plan					(610,260)	(610,260)

Balance, December 31, 2007	12,568,583	14,923,571	32,361,106	82,235	(610,260)	59,325,235
Comprehensive Income

Net Income			5,217,239			5,217,239

Change in unrealized gain (loss) on securities available for sale, net of reclassification adjustment and tax effect				(203,892)		(203,892)

Total comprehensive income						5,013,347

Dividends on common stock, $0.34 per share			(1,676,723)			(1,676,723)

Expense of stock option plan		119,210				119,210

Cumulative effect adjustment for split dollar BOLI			(116,305)			(116,305)

Shares repurchased under stock repurchase plan					(1,002,760)	(1,002,760)

Balance, December 31, 2008	12,568,583	15,042,781	35,785,317	(121,657)	(1,613,020)	61,662,004
Comprehensive Income

Net Income			382,491			382,491

Change in unrealized gain (loss) on securities available for sale, net of reclassification adjustment and tax effect				1,428,682		1,428,682

Total comprehensive income						1,811,173

Dividends on common stock, $0.36 per share			(1,752,492)			(1,752,492)

Expense of stock option plan		143,261				143,261

Shares repurchased under stock repurchase plan					(156,291)	(156,291)

Balance, December 31, 2009	$12,568,583	$15,186,042	$34,415,316	$1,307,025	$(1,769,311)	$61,707,655

See Notes to Consolidated Financial Statements

F6

Rurban Financial Corp.
Consolidated Statements of Cash Flows
Years Ended December 31

	2009	2008	2007

Operating Activities
Net Income	$382,491	$5,217,239	$3,256,635
Items not requiring (providing) cash
Depreciation and amortization	4,473,367	3,684,358	3,969,922
Provision for loan losses	5,738,098	689,567	521,306
Expense of share-based compensation plan	143,261	119,210	64,406

Amortization of premiums and discounts on securities	608,534	133,614	48,799
Amortization of intangible assets	858,423	710,324	723,754
Deferred income taxes	(1,008,042)	1,482,203	(795,035)
FHLB Stock Dividends	-	(127,200)	(47,250)
Proceeds from sale of loans held for sale	309,811,437	38,708,669	18,032,822
Originations of loans held for sale	(319,489,932)	(40,142,425)	(18,718,482)
Gain from sale of loans	(3,354,654)	(740,985)	(574,000)
(Gain) loss on sale of foreclosed assets	102,713	(4,517)	-
(Gain) loss on sales of fixed assets	32,019	(243,000)	(29,396)

Net realized gains on available-for-sale securities	(960,320)	-	(1,998)
Changes in
Interest receivable	639,795	935,431	120,806
Other assets	(5,412,295)	641,023	(254,227)
Interest payable and other liabilities	251,756	(1,400,738)	(408,466)

Net cash provided by (used in) operating activities	(7,183,349)	9,662,773	5,909,596

Investing Activities
Net change in interest-bearing accounts	-	-	150,000
Purchases of available-for-sale securities	(67,881,565)	(46,231,266)	(29,501,721)

Proceeds from maturities of available-for-sale securities	40,839,927	48,098,994	37,247,138

Proceeds from sales of available-for-sale securities	27,081,457	36,519,016	3,466,240
Net change in loans	(7,721,644)	(19,140,093)	(19,653,367)
Purchase of premises, equipment and software	(3,406,256)	(8,045,766)	(3,701,669)

Proceeds from sales of premises, equipment and software	57,567	2,327,708	401,241
Purchase of bank owned life insurance	-	-	(1,000,000)
Proceeds from sale of foreclosed assets	987,208	604,873	-
Cash paid to shareholders of Diverse Computer Marketers, Inc. Acquisition	-	-	(266,560)

Net cash paid to acquire The National Bank of Montpelier	-	(14,779,983)	-
Purchase of FHLB stock	(204,150)	-	-

Proceeds for the sale of FHLB stock	700,000	-	-
Proceeds from sale of Federal Reserve stock	-	-	19,500

Net cash used in investing activities	$(9,547,456)	$(646,517)	$(12,839,198)

See Notes to Consolidated Financial Statements

F7

Rurban Financial Corp.
Consolidated Statements of Cash Flows
Years Ended December 31

	2009	2008	2007

Financing Activities

Net increase in demand deposits, money market, interest checking and savings accounts	$32,730,724	$18,765,273	$5,717,453
Net decrease in certificates of deposit	(25,709,156)	(27,370,079)	(14,241,716)
Net increase in securities sold under agreements to repurchase	3,616,842	419,540	10,735,538
Net increase in federal funds purchased	5,000,000	-	-

Proceeds from Federal Home Loan Bank advances	7,500,000	24,000,000	14,000,000

Repayment of Federal Home Loan Bank advances	(8,880,344)	(11,353,145)	(11,000,000)
Proceeds from notes payable	2,700,000	1,000,000	-
Net change in short term line of credit	(1,000,000)	-	-
Repayment of notes payable	(553,224)	(922,457)	(1,666,750)
Purchase of treasury stock	(156,291)	(1,002,760)	(610,260)
Dividends paid	(1,752,493)	(1,676,723)	(1,302,827)

Net cash provided by financing activities	13,496,058	1,859,649	1,631,438

Increase (Decrease) in Cash and Cash Equivalents	(3,234,747)	10,875,905	(5,298,164)

Cash and Cash Equivalents, Beginning of Year	28,059,532	17,183,627	22,481,791

Cash and Cash Equivalents, End of Year	$24,824,785	$28,059,532	$17,183,627

Supplemental Cash Flows Information

Interest paid	$12,050,867	$15,707,642	$17,913,818

Income taxes paid (refunded)	$(71,000)	$1,212,000	$2,430,000

Transfer of loans to foreclosed assets	$1,547,599	$2,292,731	$320,600

Net assets acquired in business combination	$-	$113,441,000	$-

Net liabilities assumed in business combination	$-	$88,211,000	$-

See Notes to Consolidated Financial Statements

F8

Rurban Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

Note 1:	Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

Rurban Financial Corp. (“Company”) is a bank holding company whose principal activity is the ownership and management of its wholly-owned subsidiaries, The State Bank and Trust Company (“State Bank”), RFCBC, Inc. (“RFCBC”), RDSI Banking Systems (“RDSI”), Rurban Statutory Trust I (“RST I”), and Rurban Statutory Trust II (“RST II”).  State Bank owns all the outstanding stock of Rurban Mortgage Company (“RMC”) and Rurban Investments, Inc. (“RII”).  State Bank is primarily engaged in providing a full range of banking and financial services to individual and corporate customers in Northwest Ohio and Northeast Indiana.  State Bank is subject to competition from other financial institutions.  State Bank is regulated by certain federal and state agencies and undergoes periodic examinations by those regulatory authorities.  RFCBC operates as a loan subsidiary that continues to administer one classified loan.  RDSI provides data and item processing services to community banks in Arkansas, Illinois, Indiana, Kansas, Michigan, Missouri, Nebraska, Nevada, Ohio and Wisconsin.  Reliance Financial Services (“RFS”) operating as a division of State Bank, offers a diversified array of trust and financial services to customers nationwide.  RST I and RST II are trusts which were organized in 2000 and 2005, respectively, to manage the Company’s trust preferred securities.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, State Bank, RFCBC, RDSI, RMC, and RII.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses, valuation of real estate acquired in connection with foreclosures or in satisfaction of loans, loan servicing rights, valuation of deferred tax assets, other-than-temporary impairment (OTTI) and fair value of financial instruments.

Cash Equivalents

The Company considers all liquid investments with original maturities of three months or less to be cash equivalents.  At December 31, 2009 and 2008, cash equivalents consisted primarily of interest and non-interest bearing demand deposit balances held by correspondent banks.

Effective October 3, 2008, the FDIC’s insurance limits increased to $250 thousand.  The increase in federally insured limits is currently set to expire December 31, 2013.  At December 31, 2009, the Bank’s interest-bearing cash accounts exceeded federally insured limits by approximately $1,544,000.

F9

Rurban Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

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

Effective April 1, 2009 the Company adopted new accounting guidance related to recognition and presentation of other-than-temporary impairment (ASC 320-10).  When the Company does not intend to sell a debt security, and it is more likely than not, the Company will not have to sell the security before recovery of its cost basis, it recognizes the credit component of an other-than-temporary impairment of a debt security in earnings and the remaining portion in other comprehensive income.

Prior to the adoption of the recent accounting guidance on April 1, 2009, management considered, in determining whether other-than-temporary impairment exists, (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer and (3) the intent and ability of the Bank to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

Mortgage Loans Held for Sale

Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or fair value in the aggregate.  Net unrealized losses, if any, are recognized through a valuation allowance by charges to non-interest income. Gains and losses on loan sales are recorded in non-interest income, and direct loan origination costs and fees are deferred at origination of the loan and are recognized in non-interest income upon sale of the loan.

Loans

Loans that management has the intent and ability to hold for the foreseeable future, or until maturity or payoffs, are reported at their outstanding principal balances adjusted for any charge-offs, the allowance for loan losses, any deferred fees or costs on originated loans and unamortized premiums or discounts on purchased loans.  Interest income is reported on the interest method and includes amortization of net deferred loan fees and costs over the loan term.  Generally, loans are placed on non-accrual status not later than 90 days past due, unless the loan is well-secured and in the process of collection.  All interest accrued, but not collected for loans that are placed on non-accrual or charged-off, are reversed against interest income.  The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual.  Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

F10

Rurban Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

Allowance for Loan Losses

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to income.  Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is probable.  Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions.  This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as new information becomes available.

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

Long-lived Asset Impairment

The Company evaluates the recoverability of the carrying value of long-lived assets whenever events or circumstances indicate the carrying amount may not be recoverable.  If a long-lived asset is tested for recoverability and the undiscounted estimated future cash flows expected to result from the use and eventual disposition of the asset is less than the carrying amount of the asset, the assets cost is adjusted to fair value and an impairment loss is recognized as the amount by which the carrying amount of a long-lived asset exceeds its fair value.

F11

Rurban Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

No asset impairment was recognized during the years ended December 31, 2009 and 2008.

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

F12

Rurban Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

Share-Based Employee Compensation Plan

At December 31, 2009 and 2008, the Company had a share-based employee compensation plan, which is described more fully in Note 19.

Income Taxes

Deferred tax assets and liabilities are recognized for the tax effects of differences between the financial statement and tax basis of assets and liabilities.  A valuation allowance is established to reduce deferred tax assets if it is more likely than not that a deferred tax asset will not be realized.  The Company files consolidated income tax returns for its subsidiaries.

Treasury Shares

Treasury stock is stated at cost.  Cost is determined by the first-in, first-out method.  On April 12, 2007, Rurban initiated a stock repurchase program, authorizing the repurchase of up to 250,000 shares, or approximately five percent, of the Company’s outstanding shares.   On July 15, 2009, the Company announced an extension of the repurchase plan for an additional fifteen months.  As of year-end, the Company had repurchased a total of 165,654 shares at an average cost of $10.68 per share.

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

F13

Rurban Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

Reclassifications

Certain reclassifications have been made to the 2007 and 2008 financial statements to conform to the 2009 financial statement presentation.  These reclassifications had no affect on net income.

Note 2:	Restriction on Cash and Due From Banks

State Bank is required to maintain reserve funds in cash and/or on deposit with the Federal Reserve Bank.  The reserve required at December 31, 2009, was $1,351,000.

F14

Rurban Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

Note 3:	Securities

The amortized cost and approximate fair values of securities were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Approximate
	Cost	Gains	Losses	Fair Value
Available-for-Sale Securities:
December 31, 2009:
U.S. Treasury and
Government agencies	$13,215,086	$5,359	$(276,796)	$12,943,649
Mortgage-backed securities	50,877,903	1,792,894	(424,519)	52,246,278
State and political subdivisions	30,653,604	984,833	(101,431)	31,537,006
Money Market Mutual Fund	8,333,179	-	-	8,333,179
Equity securities	23,000	-	-	23,000

	$103,102,772	$2,783,086	$(802,746)	$105,083,112

December 31, 2008:
U.S. Treasury and
Government agencies	$15,146,301	$65,978	$(28,396)	$15,183,883
Mortgage-backed securities	64,329,865	1,014,453	(797,893)	64,546,425
State and political subdivisions	23,241,636	22,010	(462,215)	22,801,431
Equity securities	23,000	-	-	23,000
Other securities	50,000	1,736	-	51,736

	$102,790,802	$1,104,177	$(1,288,504)	$102,606,475

F15

Rurban Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

The amortized cost and fair value of securities available for sale at December 31, 2009, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale
	Amortized	Fair
	Cost	Value

Within one year	$1,027,913	$1,044,796
Due after one year through five years	3,736,916	3,887,231
Due after five years through ten years	9,837,771	10,006,344
Due after ten years	29,266,090	29,542,284
	43,868,690	44,480,655

Mortgage-backed securities & Equity Securities	59,234,082	60,602,457

Totals	$103,102,772	$105,083,112

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was $24,104,265 at December 31, 2009, and $33,942,109 at December 31, 2008.  The securities delivered for repurchase agreements were $55,504,340 at December 31, 2009 and $51,419,727 at December 31, 2008.

Gross gains of $961,013, $0, and $1,998 and gross losses of $693, $0, and $0 resulting from sales of available-for-sale securities were realized for 2009, 2008, and 2007, respectively.  The tax expense for net security gains for 2009, 2008, and 2007 were $326,509, $0, and $679, respectively.

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost.  Total fair value of these investments at December 31, 2009 and 2008, were $20,140,212 and $26,135,897 which is approximately 19 percent and 25 percent of the Company's available-for-sale investment portfolio, respectively.

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

In 2002, the Company took an after-tax loss of $1.1 million on an investment in WorldCom bonds.  In 2006, $889,454 of this loss was recovered, which resulted in a $587 thousand after-tax gain.  In 2008, an additional $197,487 of this loss was recovered, which resulted in a $130 thousand after-tax gain.

F16

Rurban Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

Securities with unrealized losses at December 31, 2009, are as follows:

	Less than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Available-for-Sale Securities:
U.S. Treasury and Government agencies	$12,837,085	$(276,796)	$-	$-	$12,837,085	$(276,796)
Mortgage-backed securities	1,263,285	(15,539)	2,255,050	(408,980)	3,518,335	(424,519)
State and political subdivisions	2,792,842	(56,693)	991,950	(44,737)	3,784,792	(101,431)

	$16,893,212	$(349,028)	$3,247,000	$(453,717)	$20,140,212	$(802,746)

Securities with unrealized losses at December 31, 2008, are as follows:

	Less than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Available-for-Sale Securities:
U.S. Treasury and Government agencies	$974,720	$(28,396)	$-	$-	$974,720	$(28,396)
Mortgage-backed securities	9,619,369	(571,239)	1,590,836	(226,654)	11,210,205	(797,893)
State and political subdivisions	12,756,053	(441,439)	1,194,919	(20,776)	13,950,972	(462,215)

	$23,350,142	$(1,041,074)	$2,785,755	$(247,430)	$26,135,897	$(1,288,504)

The total unrealized losses on the mortgage-backed securities portfolio, all of which are residential mortgage backs, is derived mainly from three private label senior tranche residential CMO securities with a book value of $2.7 million and a fair value of $2.3 million.  In addition to these three private label CMO’s the company also holds two GSE CMO’s, which have a book and fair value of $1.3 million.  Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concern warrants such evaluation.  When the Company does not intend to sell a debt security, and it is more likely than not, the Company will not have to sell the security before recovery of its cost basis, it recognizes the credit component of an other-than-temporary impairment of a debt security in earnings and the remaining portion in other comprehensive income. For held-to-maturity debt securities, the amount of an other-than-temporary impairment recorded in other comprehensive income for the noncredit portion of a previous other-than-temporary impairment is amortized prospectively over the remaining life of the security on the basis of the timing of future estimated cash flows of the security.  Management has determined there is no other-than-temporary-impairment on these CMO securities.

F17

Rurban Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

Note 4:	Loans and Allowance for Loan Losses

Categories of loans at December 31 include:

	2009	2008
Commercial	$84,642,860	$83,645,408
Commercial real estate	179,909,135	161,566,005
Agricultural	41,485,301	43,641,132
Residential real estate	92,971,599	107,905,198
Consumer	53,655,238	53,338,523
Leasing	221,190	266,348
Total loans	452,885,323	450,362,614
Less
Net deferred loan fees, premiums and discounts	(327,742)	(250,961)
Loans, net of unearned income	452,557,581	450,111,653
Allowance for loan losses	$(7,030,178)	$(5,020,197)

Activity in the allowance for loan losses was as follows:

	2009	2008	2007
Balance, beginning of year	$5,020,197	$3,990,455	$3,717,377
Balance, National Bank of Montpelier	-	1,104,591	-
Provision charged to expense	5,738,098	689,567	521,306
Recoveries	147,265	157,790	183,987
Losses charged off	(3,875,382)	(922,206)	(432,215)
Balance, end of year	$7,030,178	$5,020,197	$3,990,455

A loan is considered impaired, in accordance with the impairment accounting guidance (ASC 310-10-35-16), when based on current information and events, it is probable the Bank will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan.  Impaired loans include non-performing commercial loans but also include loans modified in troubled debt restructurings where concessions have been granted to borrowers experiencing financial difficulties.  These concessions could include a reduction in the interest rate on the loan, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection.

F18

Rurban Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

Included in certain loan categories in the impaired loans are troubled debt restructurings that were classified as impaired.  At December 31, 2009, the Bank had $211 thousand of residential mortgages, $2,545,000 of commercial domestic loans, $3,080,000 of commercial real estate loans and $35 thousand of consumer loans that were modified in troubled debt restructurings and impaired.  In addition to these amounts, the Bank had troubled debt restructurings that were performing in accordance with their modified terms of $701 thousand of residential mortgage, $8 thousand of commercial domestic loans, $602 thousand of commercial real estate loans and $51 thousand of consumer loans at December 31, 2009.

The following table presents the Bank’s nonaccrual loans at December 31, 2009, 2008 and 2007.  This table excludes purchased impaired loans and performing troubled debt restructurings.

	At December 31,
	2009	2008	2007
Year-end impaired loans with no allowance for loan losses allocated	$1,099,912	$1,706,246	$1,786,931

Year-end loans with allowance for loan losses allocated	$14,912,035	$865,710	$1,897,903

Total impaired loans	$16,011,947	$2,571,956	$3,684,834

Amount of allowance allocated	$3,041,967	$322,190	$332,805

Average of impaired loans during the year	$16,111,693	$2,158,106	$2,805,689

Interest income recognized during impairment	$564,931	$11,970	$63,425

Cash-basis interest income recognized	$596,565	$14,807	$74,940

At December 31, 2009, 2008, and 2007 accruing loans delinquent 90 days or more totaled $0.  Non-accruing loans at December 31, 2009, 2008, and 2007 were $18,543,000, $5,178,000, and $5,990,000, respectively.

F19

Rurban Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

Note 5:	Premises and Equipment

Major classifications of premises and equipment stated at cost were as follows at December 31:

	2009	2008

Land	$2,027,383	$2,071,883
Buildings and improvements	14,871,520	14,781,372
Equipment	11,663,865	10,205,378
Construction in progress	508,500	1,064,890
	29,071,268	28,123,523

Less accumulated depreciation	(12,077,628)	(10,502,261)

Net premises and equipment	$16,993,640	$17,621,262

Note 6:	Goodwill

The changes in the carrying amount of goodwill for the years ended December 31, 2009, 2008 and 2007 were:

	2009	2008	2007
Balance as of January 1	$21,414,790	$13,940,618	$13,674,058
Goodwill acquired during the year - Data Processing	-	-	266,559
Goodwill acquired during the year - Banking	-	7,474,172	-
Balance as of December 31	$21,414,790	$21,414,790	$13,940,618

Goodwill impairment is tested on the last day of the last quarter of each calendar year. The first step impairment test compares the fair value of the reporting units, State Bank and RDSI, with their carrying values, including goodwill.  Step one indicated the fair market value of the Company stock was in excess of the book value and no further testing was required. Based on the results of our tests for impairment, the Company concluded that no impairment of goodwill existed on December 31, 2009 and 2008.

F20

Rurban Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

Note 7:	Other Intangible Assets

The carrying basis and accumulated amortization of recognized intangible assets at December 31, 2009 and 2008 were:

	2009		2008
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Core deposits intangible	$5,450,647	$(2,427,111)	$5,450,647	$(1,794,702)
Customer relationship intangible	200,627	(104,761)	200,627	(96,458)
Banking intangibles	5,651,274	(2,531,872)	5,651,274	(1,891,160)

Customer relationship intangible	2,389,000	(530,889)	2,389,000	(371,623)
Trademark intangible	180,000	(180,000)	180,000	(140,000)
Non-compete intangible	83,000	(83,000)	83,000	(64,555)
Data processing intangibles	2,652,000	(793,889)	2,652,000	(576,178)

Purchased software - banking	556,031	(320,092)	469,515	(199,364)
Purchased software - data processing	12,699,410	(7,646,988)	11,172,252	(5,662,679)
Purchased software - other	187,214	(137,256)	351,660	(263,989)
Purchased software	13,442,655	(8,104,336)	11,993,427	(6,126,032)
Total	$21,745,929	$(11,430,097)	$20,296,701	$(8,593,370)

Amortization expense for core deposits and other intangible assets for the years ended December 31, 2009, 2008 and 2007, were $858,423, $710,323 and $723,754, respectively.  Amortization expense for purchased software for the years ended December 31, 2009, 2008 and 2007 were $1,816,247, $1,160,247 and $1,339,276, respectively  Estimated amortization expense for each of the following five years is:

	2010	2011	2012	2013	2014

Core deposit intangible	$626,595	$621,634	$617,490	$566,994	$365,465
Customer relationship intangible	8,815	8,033	7,934	7,202	6,461
Banking intangibles	635,410	629,667	625,424	574,195	371,926

Customer relationship intangible	159,267	159,267	159,267	159,267	159,267
Data Procesing intangibles	159,267	159,267	159,267	159,267	159,267

Purchased software - Banking	111,638	60,669	27,177	20,594	15,861
Purchased software - Data Processing	3,870,052	347,424	231,197	149,428	96,743
Purchased software - Other	38,134	10,867	957	-	-
Purchased Software	4,019,824	418,960	259,331	170,022	112,604
Total	$4,814,500	$1,207,894	$1,044,021	$903,484	$643,797

F21

Rurban Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

RDSI has effectively cancelled its contract with its current service provider, effective December 31, 2010.  Following applicable Accounting Codifications Standards (ACS) literature, the Company has revised its estimated life related to the amortization of the purchased software noted above.  The software was being amortized over a period of 10 years, whereby the Company had approximately eight years remaining.  However, based on accounting guidance noted above, the Company has revised the software's estimated useful life and will fully amortize the remaining balance through December 2010.  The result of the accelerated amortization is an additional $761 thousand and $1,659,000 of amortization expense in 2009 and 2010, respectively.

F22

Rurban Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

Note 8:           Mortgage Servicing Rights

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets.  The unpaid principal balance of mortgage loans serviced for others approximated $208,276,000 and $70,962,000 at December 31, 2009 and 2008, respectively.  Contractually specified servicing fees, late fees and ancillary fees of approximately $374 thousand and $155 thousand are included in loan servicing fees in the income statement at December 31, 2009 and 2008, respectively.

The following table summarizes mortgage servicing rights capitalized and related amortization, along with activity in the related valuation allowance:

	2009	2008	2007

Carrying amount, beginning of year	$607,078	$397,996	$209,053
Mortgage servicing rights capitalized during the year	1,638,564	327,423	201,995
Servicing rights acquired in acquisition	-	50,000	-
Mortgage servicing rights amortization during the year	(305,489)	(68,341)	(13,052)
Net change in valuation allowance	15,000	(100,000)	-
Carrying amount, end of year	$1,955,153	$607,078	$397,996

Valuation allowance:
Beginning of year	$100,000	$-	$-
Additions	25,000	100,000	-
Reduction	(40,000)	-	-

End of year	$85,000	$100,000	$-

Fair Value, beginning of period	$607,078	$397,996	$209,053
Fair Value, end of period	$1,955,153	$607,078	$397,996

F23

Rurban Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

Note 9:	Interest-Bearing Time Deposits

Interest-bearing time deposits in denominations of $100 thousand or more were $74,944,000 on December 31, 2009, and $59,766,000 on December 31, 2008.  Certificates of Deposit obtained from brokers totaled approximately $1,305,000 at December 31, 2009 and 2008 and mature within the next year.

At December 31, 2009, the scheduled maturities of time deposits were as follows:

2010	$136,078,650
2011	41,581,487
2012	28,906,245
2013	3,675,211
2014	4,296,269
Thereafter	2,019,205

$216,557,067

F24

Rurban Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

Note 10:	Short-Term Borrowings

	2009	2008
Federal funds purchased	$5,000,000	$-
Securities sold under repurchase agreements - retail	12,042,820	8,425,978
Securities sold under repurchase agreements - broker	35,000,000	35,000,000

Total short-term borrowings	$52,042,820	$43,425,978

At December 31, 2009, State Bank had $20.5 million in federal funds lines, of which $5 million was drawn upon.  At December 31, 2008, State Bank had $25.5 million in federal funds lines, of which none was drawn upon.

State Bank has retail repurchase agreements to facilitate cash management transactions with commercial customers.  These obligations are secured by mortgage-backed securities. At December 31, 2009, retail repurchase agreements totaled $12,042,820.  The maximum amount of outstanding agreements at any month-end during 2009 and 2008 totaled $13,747,000 and $12,531,000, respectively, and the monthly average of such agreements totaled $10,174,000 and $9,113,000, respectively.  The agreements at December 31, 2009 and 2008 mature within one month.

State Bank also has repurchase agreements with brokerage firms who are in possession of the underlying securities.  The securities are returned to State Bank on the repurchase date.  The maximum amount of outstanding agreements at any month-end during 2009 and 2008 totaled $35,000,000 and the monthly average of such agreements totaled $35,000,000.  These repurchase agreements mature between 2011 and 2012 and at December 31, 2009, totaled $35,000,000 with a weighted average interest rate at year-end of 4.75 percent.

F25

Rurban Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

Note 11:	Notes Payable

Notes payable at December 31, include:

	2009	2008
Note payable in the amount of $2,700,000, secured by all equipment and recievables of RDSI, monthly payments of $82,871 together with interest at a fixed rate of 6.50%, maturing April 21, 2012, that is due upon demand.	$2,146,776	$-

Revolving Demand Note payable in the amount of $3,000,000, secured by all inventory, equipment and receivables of RDSI, monthly payments of interest at prime plus .5% (paid off in April 2009)	$-	$1,000,000

	$2,146,776	$1,000,000

Rurban Financial Corp., the bank holding company, has a $5 million Line of Credit (LOC) with a regional bank at a rate of 4.00 percent.  The balance was $0 at December 31, 2009 and 2008.

Aggregate annual maturities of notes payable at December 31, 2009 are:

Debt

2010	880,844
2011	939,836
2012	326,096

$2,146,776

F26

Rurban Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

Note 12:	Federal Home Loan Bank Advances

The Federal Home Loan Bank advances were secured by $146,503,748 in balances from mortgage loans, commercial real estate loans, and investment securities at December 31, 2009.  Advances, at interest rates from 2.67 to 6.25 percent, are subject to restrictions or penalties in the event of prepayment.

Aggregate annual maturities of Federal Home Loan Bank advances at December 31, 2009, are:

Debt

2010	$13,667,728
2011	12,459,908
2012	1,278,328
2013	1,860,546
2014	6,000,000
Total	$35,266,510

F27

Rurban Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

Note 13:	Trust Preferred Securities

On September 15, 2005, RST II, a wholly-owned subsidiary of the Company, closed a pooled private offering of 10,000 Capital Securities with a liquidation amount of $1,000 per security.  The proceeds of the offering were loaned to the Company in exchange for junior subordinated debentures with terms similar to the Capital Securities.  The sole assets of RST II are the junior subordinated debentures of the Company and payments there under.  The junior subordinated debentures and the back-up obligations, in the aggregate, constitute a full and unconditional guarantee by the Company of the obligations of RST II under the Capital Securities.  Distributions on the Capital Securities are payable quarterly at an interest rate that changes quarterly and is based on the 3-month LIBOR and are included in interest expense in the consolidated financial statements.  These securities are considered Tier 1 capital (with certain limitations applicable) under current regulatory guidelines.  As of December 31, 2009 and 2008, the outstanding principal balance of the Capital Securities was $10,000,000.

On September 7, 2000, RST I, a wholly-owned subsidiary of the Company, closed a pooled private offering of 10,000 Capital Securities with a liquidation amount of $1,000 per security.  The proceeds of the offering were loaned to the Company in exchange for junior subordinated debentures with terms similar to the Capital Securities.  The sole assets of RST I are the junior subordinated debentures of the Company and payments there under.  The junior subordinated debentures and the back-up obligations, in the aggregate, constitute a full and unconditional guarantee by the Company of the obligations of RST I under the Capital Securities.  Distributions on the Capital Securities are payable semi-annually at the annual rate of 10.6 percent and are included in interest expense in the consolidated financial statements.  These securities are considered Tier 1 capital (with certain limitations applicable) under current regulatory guidelines.  As of December 31, 2009 and 2008, the outstanding principal balance of the Capital Securities was $10,000,000.

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

F28

Rurban Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

Note 14:	Income Taxes

The provision for income taxes includes these components:

	For The Year Ended December 31,
	2009	2008	2007
Taxes currently payable	$347,655	$642,990	$2,029,195
Deferred provision (benefit)	(1,008,043)	1,482,203	(795,035)

Income tax expense	$(660,388)	$2,125,193	$1,234,160

A reconciliation of income tax expense at the statutory rate to the Company's actual income tax expense is shown below:

	For The Year Ended December 31,
	2009	2008	2007
Computed at the statutory rate (34%)	$(94,485)	$2,496,427	$1,526,870
Decrease resulting from
Tax exempt interest	(370,944)	(232,872)	(211,646)
Other	(194,959)	(138,362)	(81,064)

Actual tax expense	$(660,388)	$2,125,193	$1,234,160

The Company or one of its subsidiaries files income tax returns in the U.S. federal and Ohio jurisdictions.  With few exceptions, the Company is no longer subject to U.S. federal, state and local examinations by tax authorities for years before 2007.

The Company accounts for uncertainties in income taxes in accordance with ASC 740, “Income Taxes”.  ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  As a result of the implementation of ASC 740, the Company did not become aware of any liability for uncertain tax positions that it believes should be recognized in the financial statements.

F29

Rurban Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

The tax effects of temporary differences related to deferred taxes shown on the balance sheets are:

	At December 31,
	2009	2008
Deferred tax assets
Allowance for loan losses	$2,332,349	$1,601,308
Accrued compensation and benefits	393,858	348,131
Net deferred loan fees	111,432	94,532
Unrealized losses on available-for-sale securities	-	62,672
Mark to market adjustments	591,970	-
Purchase accounting adjustments	142,535	223,620
NOL carry over	413,828	592,072
AMT credit carry over	185,295	-
Other	178,958	82,275
	4,350,225	3,004,610
Deferred tax liabilities
Depreciation	(2,498,634)	(2,222,534)
Mortgage servicing rights	(664,752)	(274,407)
Unrealized gains on available-for-sale securities	(673,316)	-
Mark to market adjustments	-	(62,672)
Purchase accounting adjustments	(2,529,268)	(2,655,547)
Prepaids	(234,409)	(311,658)
FHLB stock dividends	(465,562)	(465,562)
	(7,065,941)	(5,992,380)

Net deferred tax liability	$(2,715,716)	$(2,987,770)
The NOL carry over of $1,217,000 begins to expire in 2025.

Note 15:	Other Comprehensive Income (Loss)

Other comprehensive income (loss) components and related taxes are as follows:

	2009	2008	2007

Unrealized gains (losses) on securities
available for sale	$3,124,990	$(308,925)	$1,459,768
Reclassification for realized amount included
in income	(960,320)	-	(1,998)
Other comprehensive income (loss),
before tax effect	2,164,670	(308,925)	1,457,770
Tax expense (benefit)	735,988	(105,033)	495,642

Other comprehensive income (loss)	$1,428,682	$(203,892)	$962,128

F30

Rurban Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and State Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).  Management believes, as of December 31, 2009, that the Company and State Bank exceed all capital adequacy requirements to which they are subject.

As of December 31, 2009, the most recent notification to the regulators categorized State Bank as well-capitalized under the regulatory framework for prompt corrective action.  To be categorized as well-capitalized, State Bank must maintain capital ratios as set forth in the table.  There are no conditions or events since that notification that management believes have changed State Bank’s status as well-capitalized.

F31

Rurban Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

The Company and State Bank’s actual capital amounts (in millions) and ratios are also presented in the following table.

	Actual		For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2009
Total Capital
(to Risk-Weighted Assets)
Consolidated	$59.8	12.6%	$37.8	8.0%	$-	N/A
State Bank	50.9	11.1%	36.7	8.0%	45.8	10.0%

Tier 1 Capital
(to Risk-Weighted Assets)
Consolidated	53.9	11.4%	18.9	4.0%	-	N/A
State Bank	45.2	9.9%	18.3	4.0%	27.5	6.0%

Tier 1 Capital
(to Average Assets)
Consolidated	53.9	8.2%	26.1	4.0%	-	N/A
State Bank	45.2	7.1%	25.6	4.0%	32.0	5.0%

As of December 31, 2008
Total Capital
(to Risk-Weighted Assets)
Consolidated	$59.5	13.0%	$36.5	8.0%	$-	N/A
State Bank	50.0	11.3%	35.4	8.0%	44.3	10.0%

Tier 1 Capital
(to Risk-Weighted Assets)
Consolidated	54.5	11.9%	18.3	4.0%	-	N/A
State Bank	45.0	10.2%	17.7	4.0%	26.6	6.0%

Tier 1 Capital
(to Average Assets)
Consolidated	54.5	9.5%	23.1	4.0%	-	N/A
State Bank	45.0	7.7%	23.5	4.0%	29.3	5.0%

Dividends paid by Rurban are mainly provided for by dividends from its subsidiaries.  However, certain restrictions exist regarding the ability of State Bank to transfer funds to Rurban in the form of cash dividends, loans or advances.  Regulatory approval is required in order to pay dividends in excess of State Bank’s earnings retained for the current year plus retained net profits since January 1, 2007.  As of December 31, 2009, State Bank is required to receive regulatory approval prior to paying any dividends to Rurban due to the substantial dividend that State Bank paid Rurban for the 2008 acquisition of National Bank of Montpelier.

F32

Rurban Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

Note 17:	Related Party Transactions

Certain directors, executive officers and principal shareholders of the Company, including associates of such persons, are loan customers.  A summary of the related party loan activity, for loans aggregating $60 thousand or more to any one related party, follows for the years ended December 31, 2009 and 2008:

	2009	2008

Balance, January 1	$5,465,000	$6,001,000
New Loans	525,000	3,243,000
Repayments	(3,370,000)	(3,815,000)
Other changes	-	36,000

Balance, December 31	$2,620,000	$5,465,000

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

Deposits from related parties held at December 31, 2009 and 2008 totaled $857 thousand and $1,136,000, respectively.

Note 18:	Employee Benefits

The Company has retirement savings 401(k) plans covering substantially all employees.  Employees contributing up to 4 percent of their compensation receive a Company match of 100 percent of the employee’s contribution.  Employee contributions are vested immediately and the Company’s matching contributions are fully vested after three years of employment.  Employer contributions charged to expense for 2009, 2008 and 2007 were $551,716, $288,825, and $272,750, respectively.

F33

Rurban Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

Also, the Company has deferred compensation agreements with certain active and retired officers.  The agreements provide monthly payments for up to 15 years that equal 15 percent to 25 percent of average compensation prior to retirement or death.  The charges to expense for the current agreements were $115,656, $239,440, and $166 thousand for 2009, 2008, and 2007, respectively.  In 2009, previously accrued benefits under the agreements in the amount of $78,163 were reversed and credited to expense.  Such charges reflect the straight-line accrual over the period until full eligibility of the present value of benefits due each participant on the full eligibility date, using a 6 percent discount factor.

Life insurance plans are provided for certain executive officers on a split-dollar basis.  The Company is the owner of the split-dollar policies.  The officers are entitled to a sum equal to two times either the employee’s annual salary at death, if actively employed, or final annual salary, if retired, less $50 thousand, not to exceed the employee’s portion of the death benefit.  The Company is entitled to the portion of the death proceeds which equates to the cash surrender value less any loans on the policy and unpaid interest or cash withdrawals previously incurred by the Company.  The employees have the right to designate a beneficiary(s) to receive their share of the proceeds payable upon death.  The cash surrender value of these life insurance policies and life insurance policies related to the Company’s supplemental retirement plan totaled approximately $2,118,682 at December 31, 2009, and $2,067,090 at December 31, 2008.

Additional life insurance is provided to certain officers through a bank-owned life insurance policy (“BOLI”).  By way of a separate split-dollar agreement, the policy interests are divided between the bank and the insured’s beneficiary.  The bank owns the policy cash value and a portion of the policy net death benefit, over and above the cash value assigned to the insured’s beneficiary.  During 2007, the bank elected to add $1 million in additional BOLI on two key executive officers. The cash surrender value of all life insurance policies totaled approximately $10,943,839 at December 31, 2009, and $10,557,925 at December 31, 2008.

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

Compensation expense is recorded equal to the fair market value of the stock when contributions, which are determined annually by the Board of Directors of the Company, are made to the ESOP.  Allocated shares in the ESOP for each of the three years ended December 31, 2009, 2008 and 2007, were 523,600, 468,968, and 462,850, respectively.

Dividends on allocated shares are recorded as dividends and charged to retained earnings.  Compensation expense is recorded equal to the fair market value of the stock when contributions, which are determined annually by the Board of Directors of the Company, are made to the ESOP.
ESOP expense for the years ended December 31, 2009, 2008 and 2007 were $618,543, $608,699, and $565,644, respectively.

F34

Rurban Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

Note 19:	Share Based Compensation Plan

On March 12, 2007, the Company's single share-based compensation plan, the 1997 Stock Option Plan (the "1997 Plan") expired in accordance with its terms.  In April 2008, the shareholders approved the Rurban Financial Corp. 2008 Stock Incentive Plan (the "2008 Plan").

The 2008 Plan permits the grant or award of incentive stock options, nonqualified stock options, stock appreciation rights ("SARs"), and restricted stock for up to 250,000 Common Shares of the Company.

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

The compensation cost that has been charged against income for both the 1997 and 2008 Plans were $143,261, $119,210 and $64,406 for 2009, 2008 and 2007, respectively.  The total income tax benefit recognized in the income statement for share-based compensation arrangements were $48,709, $40,531 and $21,898 for 2009, 2008 and 2007, respectively.

F35

Rurban Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

The fair value of each option award is estimated on the date of grant using a binomial option valuation model that uses the assumptions noted in the following table.  Expected volatility is based on historical volatility of the Company’s stock and other factors.  The Company uses historical data to estimate option exercise and employee termination within the valuation model; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes.  The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding.  The risk-free rate for the period within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.  In 2009, 1,500 options were granted.  There were no options granted in 2008.

	2009	2007

Expected volatility	25.8%	27.0%
Weighted-average volatility	25.77%	27.01%
Expected dividends	5.0%	2.0%
Expected term (in years)	10	10
Risk-free rate	1.60%	4.72%

F36

Rurban Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

A summary of option activity under the Plan as of December 31, 2009 and changes during the year then ended, is presented below:

	2009
			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value

Outstanding, beginning of year	315,763	$12.60
Granted	1,500	7.55
Forfeited	6,050	12.59
Outstanding, end of year	311,213	$12.58	5.07	$-

Exercisable, end of year	240,624	$12.92	4.48	$-

The weighted-average grant-date fair value of options granted during the years 2009 and 2007 were $1.01 and $3.02, respectively.  There were no options granted in 2008.  There were no options exercised during the years ended December 31, 2009, 2008, and 2007.

As of December 31, 2009, there was $162,825 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 1997 Plan and 2008 Plan.  That cost is expected to be recognized over a weighted-average period of 1.12 years

F37

Rurban Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

Note 20:	Earnings Per Share

Earnings per share (EPS) is computed as follows:

	Year Ended December 31, 2009
		Weighted-
		Average	Per Share
	Income	Shares	Amount

Basic earnings per share
Net income available to common
shareholders	$382,491	4,867,030	$0.07
Effect of dilutive securities
Stock options & restricted stock	-	3,373
Diluted earnings per share

Net income available to common
shareholders and assumed
conversions	$382,491	4,870,403	$0.07

Options to purchase 311,213 common shares at $7.55 to $15.20 per share were outstanding at December 31, 2009, but were not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares.

	Year Ended December 31, 2008
		Weighted-
		Average	Per Share
	Income	Shares	Amount

Basic earnings per share
Net income available to common
shareholders	$5,217,239	4,925,694	$1.06
Effect of dilutive securities
Stock options & restricted stock	-	-
Diluted earnings per share

Net income available to common
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
December 31, 2009 and 2008

	Year Ended December 31, 2007
		Weighted-
		Average	Per Share
	Income	Shares	Amount

Basic earnings per share
Net income available to common
shareholders	$3,256,635	5,010,987	$0.65
Effect of dilutive securities
Stock options	-	4,324
Diluted earnings per share

Net income available to common
shareholders and assumed
conversions	$3,256,635	5,015,311	$0.65

Options to purchase 176,278 common shares at $13.30 to $16.78 per share were outstanding at December 31, 2007, but were not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares.

F39

Rurban Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

Note 21:	Leases

The Company’s subsidiaries, State Bank and RDSI, have several non-cancellable operating leases for business use that expire over the next ten years.  These leases generally contain renewal options for periods of five years and require the lessee to pay all executory costs such as taxes, maintenance and insurance.  Aggregate rental expense for these leases were $467,105, $480,019, and $535,361 for the years ended December 31, 2009, 2008 and 2007, respectively.

Future minimum lease payments under operating leases are:

2010	$402,055
2011	379,775
2012	268,892
2013	252,128
2014	200,000
Thereafter	420,412

Total minimum lease payments	$1,923,262

Additionally, RDSI has entered into an operating lease with an individual effective October 1, 2008 for various office space.  Total monthly rent expense under this agreement is $700.  The lease will remain in effect until either party terminates following a sixty-day grace period.

F40

Rurban Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

Note 22:	Disclosures about Fair Value of Financial Instruments

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

The fair value of available-for-sale securities are determined by various valuation methodologies.  Level 1 securities include money market mutual funds.  Level 1 inputs include quoted prices in an active market.  Level 2 securities include U.S. government agencies, mortgage-backed securities and obligations of political and state subdivisions.  Level 2 inputs do not include quoted prices for individual securities in active markets; however, they do include inputs that are either directly or indirectly observable for the individual security being valued.  Such observable inputs include interest rates and yield curves at commonly quoted intervals, volatilities, prepayment speeds, credit risks and default rates.  Also included are inputs derived principally from or corroborated by observable market data by correlation or other means.

The following table presents the fair value measurements of assets measured at fair value on a recurring basis and the level within ASC 820 fair value hierarchy in which the fair value measurements fall at December 31, 2009 and 2008:

F41

Rurban Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

Fair Value Measurements Using:
	Fair Values at
Description	12/31/2009	(Level 1)	(Level 2)	(Level 3)
Available-for-Sale Securities:
U.S. Treasury and Government
Agencies	$12,943,649	-	$12,943,649	-
Mortgage-backed securities	52,246,278	-	52,246,278	-
State and political subdivisions	31,537,006	-	31,537,006	-
Money Market Mutual Fund	8,333,179	8,333,179	-	-
Equity securities	23,000	-	23,000	-

Fair Value Measurements Using:
	Fair Values at
Description	12/31/2008	(Level 1)	(Level 2)	(Level 3)
Available-for-Sale Securities:
U.S. Treasury and Government
Agencies	$15,183,883	-	$15,183,883	-
Mortgage-backed securities	64,546,425	-	64,546,425	-
State and political subdivisions	22,801,431	-	22,801,431	-
Equity securities	23,000	-	23,000	-
Other securities	51,736	-	51,736	-

Level 1 - Quoted Prices in Active Markets for Identical Assets
Level 2 - Significant Other Observable Inputs
Level 3 - Significant Unobservable Inputs

F42

Rurban Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

Impaired Loans

Loans for which it is probable the Company will not collect all principal and interest due according to contractual terms are measured for impairment. The method for estimating fair value is the fair value of the collateral for collateral dependent loans.  If the impaired loan is collateral dependent, then the fair value method of measuring the amount of impairment is utilized.  This method requires obtaining an independent appraisal of the collateral and applying a discount factor to the value based on the Company’s loan review policy.  All impaired loans held by the Company were collateral dependent at December 31, 2009 and 2008.

Mortgage Servicing Rights

Mortgage servicing rights do not trade in an active, open market with readily observable prices. Accordingly, fair value is estimated using discounted cash flow models associated with the servicing rights and discounting the cash flows using discount market rates. The servicing portfolio has been valued using all relevant positive and negative cash flows including servicing fees, miscellaneous income and float; marginal costs of servicing; the cost of carry of advances; and foreclosure losses; and applying certain prevailing assumptions used in the marketplace. Due to the nature of the valuation inputs, mortgage servicing rights are classified within Level 3 of the hierarchy.

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

The following table presents the fair value measurements of assets measured at fair value on a non-recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2009 and 2008:

F43

Rurban Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

Fair Value Measurements Using:
	Fair Values at
Description	12/31/2009	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$9,113,369	-	-	$9,113,369
Mortgage Servicing Rights	$1,955,153	-	-	$1,955,153
Foreclosed Assets	$356,455	-	-	$356,455

Fair Value Measurements Using:
	Fair Values at
Description	12/31/2008	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$457,000	-	-	$457,000
Mortgage Servicing Rights	$607,078	-	-	$607,078

Level 1 - Quoted Prices in Active Markets for Identical Assets
Level 2 - Significant Other Observable Inputs
Level 3 - Significant Unobservable Inputs

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

F44

Rurban Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

Loans

The estimated fair value for loans receivable, including loans held for sale, net, is based on estimates of the rate State Bank would charge for similar loans at December 31, 2009 and 2008, applied for the time period until the loans are assumed to re-price or be paid.

Deposits & Other Borrowings

Deposits include demand deposits, savings accounts, NOW accounts and certain money market deposits. The carrying amount approximates the fair value. The estimated fair value for fixed-maturity time deposits, as well as borrowings, is based on estimates of the rate State Bank could pay on similar instruments with similar terms and maturities at December 31, 2009 and 2008.

The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties.  The estimated fair value for other financial instruments and off-balance-sheet loan commitments approximate cost at December 31, 2009 and 2008 are not considered significant to this presentation.

	December 31, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Financial assets
Cash and cash equivalents	$24,824,785	$24,825,000	$28,059,532	$28,060,000
Available-for-sale securities	$105,083,112	$105,083,000	$102,606,475	$102,606,000
Loans held for sale	$16,857,648	$17,070,000	$3,824,499	$3,824,000
Loans, net of allowance for loan losses	$445,527,403	$446,266,000	$445,091,456	$451,805,000
Federal Reserve and FHLB Bank stock	$3,748,250	$3,748,000	$4,244,100	$4,244,000
Interest receivable	$2,324,868	$2,325,000	$2,964,663	$2,965,000

Financial liabilities
Deposits	$491,242,152	$494,536,000	$484,220,584	$486,787,000
Short-term borrowings	$52,042,820	$53,670,000	$43,425,978	$45,976,000
Notes payable	$2,146,776	$2,128,000	$1,000,000	$1,000,000
Federal Home Loan Bank advances	$35,266,510	$36,476,000	$36,646,854	$38,196,000
Trust preferred securities	$20,620,000	$20,571,000	$20,620,000	$19,996,000

Note 23:	Commitments and Credit Risk

State Bank grants commercial, agribusiness, consumer and residential loans to customers throughout the states of Ohio, Indiana, and Michigan.  Although State Bank has a diversified loan portfolio, agricultural loans comprised approximately 8 percent and 10 percent of the portfolio as of December 31, 2009 and 2008, respectively.

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

F45

Rurban Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

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

	2009	2008
Loan commitments and unused lines of credit	$82,832,000	$67,785,000
Standby letters of credit	279,000	5,436,000
Total	$83,111,000	$73,221,000

F46

Rurban Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

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

FASB ASC 810-10 improves how enterprises account for and disclose their involvement with variable interest entities (VIE’s), which are special-purpose entities, and other entities whose equity at risk is insufficient or lack certain characteristics.  Among other things, FASB ASC 810-10 changes how an entity determines whether it is the primary beneficiary of a variable interest entity (VIE) and whether that VIE should be consolidated.  FASB ASC 810-10 requires an entity to provide significantly more disclosures about its involvement with VIEs.  As a result, the Company must comprehensively review its involvements with VIEs and potential VIEs, including entities previously considered to be qualifying special purpose entities, to determine the effect on its consolidated financial statements and related disclosures.  FASB ASC 810-10 is effective as of the beginning of a reporting entity’s first annual reporting period that begins after November 15, 2009 (January 1, 2010, as to the Company), and for interim periods within the first annual reporting period.  Earlier application is prohibited.  The Company does not believe that the adoption of FASB ASC 810-10 will have a significant effect on its consolidated financial statements.

F47

Rurban Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

Note 25:     Condensed Financial Information (Parent Company Only)

Presented below is condensed financial information as to financial position, results of operations and cash flows of the Company:

Condensed Balance Sheets

	2009	2008

Assets
Cash and cash equivalents	$378,064	$2,319,901
Investment in common stock of banking subsidiaries	66,920,562	65,847,026
Investment in nonbanking subsidiaries	13,985,876	15,004,464
Other assets	2,916,216	1,913,586

Total assets	$84,200,718	$85,084,977

Liabilities
Trust preferred securities	$20,000,000	$20,000,000
Borrowings from nonbanking subsidiaries	620,000	620,000
Other liabilities	1,873,063	2,802,973

Total liabilities	22,493,063	23,422,973

Stockholders' Equity	61,707,655	61,662,004

Total liabilities and stockholders' equity	$84,200,718	$85,084,977

F48

Rurban Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

Condensed Statements of Income

	2009	2008	2007
Income
Interest income	$752	$1,677	$4,324
Dividends from subsidiaries:
Banking Subsidiaries	2,400,000	22,100,000	1,200,000
Nonbanking subsidiaries	1,922,076	3,850,620	354,078
Total	4,322,076	25,950,620	1,554,078
Other income	1,550,032	1,603,529	1,353,760

Total income	5,872,860	27,555,826	2,912,162

Expenses
Interest expense	1,573,293	1,691,792	1,808,520
Other expense	3,864,674	3,171,949	2,831,749

Total expenses	5,437,967	4,863,741	4,640,269

Income (loss) before income tax and equity
in undistributed (excess distributed) income of subsidiaries	434,893	22,692,085	(1,728,107)

Income tax benefit	(1,321,333)	(1,111,193)	(1,115,943)

Income (loss) before equity in undistributed (excess
distributed) income of subsidiaries	1,756,226	23,803,278	(612,164)

Equity in undistributed (excess distributed)
income of subsidiaries
Banking subsidiaries	(355,146)	(17,586,214)	1,710,405
Nonbanking subsidiaries	(1,018,589)	(999,825)	2,158,394

Total	(1,373,735)	(18,586,039)	3,868,799

Net income	$382,491	$5,217,239	$3,256,635

F49

Rurban Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

Condensed Statements of Cash Flows

	2009	2008	2007

Operating Activities
Net income	$382,491	$5,217,239	$3,256,635
Items not requiring (providing cash)
Equity in (undistributed) excess
distributed net income of
subsidiaries	1,373,735	18,586,039	(3,868,799)
Expense of Stock Option Plan	143,261	119,210	64,406
Other Assets	(1,002,630)	7,874	731,085
Other liabilities	(929,910)	(20,320)	(283,757)
Net cash provided by (used in)
operating activities	(33,053)	23,910,042	(100,430)

Investing Activities
Cash paid to shareholders of National
Bank of Montpelier acquisition	-	(24,000,000)	-
Net cash used in
investing activities	-	(24,000,000)	-

Financing Activities
Cash dividends paid	(1,752,493)	(1,676,723)	(1,302,827)
Purchase of treasury stock	(156,291)	(1,002,760)	(610,260)
Net cash used in
financing activities	(1,908,784)	(2,679,483)	(1,913,087)

Net Change in Cash and Cash Equivalents	(1,941,837)	(2,769,441)	(2,013,517)

Cash and Cash Equivalents at Beginning of Year	2,319,901	5,089,342	7,102,859

Cash and Cash Equivalents at End of Year	$378,064	$2,319,901	$5,089,342

F50

Rurban Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

Note 26:     Segment Information

The reportable segments are determined by the products and services offered, primarily distinguished between Banking and Data/Item Processing operations.  Loans, investments, deposits and financial services provide the revenues in the Banking segment and include the accounts of State Bank and RFCBC.

Service fees provide the revenues in the Data/Item Processing operation and include the accounts of RDSI.  Other segments include the accounts of the Company, Rurban Financial Corp., which provides management services to its subsidiaries.

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

		Data		Total	Intersegment	Consolidated
2009	Banking	Processing	Other	Segments	Elimination	Totals

Income Statement information:

Net interest income (expense)	$22,753,280	$(182,136)	$(1,572,540)	$20,998,604	$-	$20,998,604
Other revenue - external customers	10,677,391	18,836,667	81,028	29,595,086	-	29,595,086
Other revenue - other segments	92,493	1,599,589	1,497,767	3,189,849	(3,189,849)	-
Net interest income and other revenue	33,523,164	20,254,120	6,255	53,783,539	(3,189,849)	50,593,690
Non-interest expense	25,529,882	18,928,782	3,864,674	48,323,338	(3,189,849)	45,133,489
Significant noncash items:
Depreciation and amortization	1,039,284	3,334,636	99,447	4,473,367	-	4,473,367
Provision for loan losses	5,738,098	-	-	5,738,098	-	5,738,098
Income tax expense	210,330	450,615	(1,321,333)	(660,388)	-	(660,388)
Segment profit	$2,044,854	$874,723	$(2,537,086)	$382,491	$-	$382,491

Balance sheet information:

Total assets	$652,166,943	$22,774,098	$83,110,060	$758,051,101	$(85,001,999)	$673,049,102
Goodwill and intangibles	19,472,484	6,919,819	-	26,392,303	-	26,392,303
Premises and equipment expenditures	$548,824	$2,805,922	$51,510	$3,406,256	$-	$3,406,256

F51

Rurban Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

		Data		Total	Intersegment	Consolidated
2008	Banking	Processing	Other	Segments	Elimination	Totals

Income Statement information:

Net interest income (expense)	$19,327,854	$(109,864)	$(1,690,115)	$17,527,875	$-	$17,527,875
Other revenue - external customers	7,694,299	20,162,913	203,525	28,060,737	-	28,060,737
Other revenue - other segments	54,019	1,513,093	1,432,097	2,999,209	(2,999,209)	-
Net interest income and other revenue	27,076,172	21,566,142	(54,493)	48,587,821	(2,999,209)	45,588,612
Non-interest expense	20,088,447	17,295,426	3,171,950	40,555,823	(2,999,209)	37,556,614
Significant noncash items:
Depreciation and amortization	1,012,382	2,535,876	136,100	3,684,358	-	3,684,358
Provision for loan losses	689,567	-	-	689,567	-	689,567
Income tax expense	1,784,371	1,452,014	(1,111,193)	2,125,192	-	2,125,192
Segment profit	$4,513,787	$2,818,702	$(2,115,250)	$5,217,239	$-	$5,217,239

Balance sheet information:

Total assets	$637,108,955	$19,955,458	$85,084,977	$742,149,390	$(84,530,481)	$657,618,909
Goodwill and intangibles	20,113,196	7,137,530	-	27,250,726	-	27,250,726
Premises and equipment expenditures	$2,437,582	$5,501,574	$106,610	$8,045,766	$-	$8,045,766

		Data		Total	Intersegment	Consolidated
2007	Banking	Processing	Other	Segments	Elimination	Totals

Income Statement information:

Net interest income (expense)	$16,859,523	$(268,014)	$(1,804,197)	$14,787,312	$-	$14,787,312
Other revenue - external customers	7,434,979	19,347,947	78,473	26,861,399	-	26,861,399
Other revenue - other segments	551,681	1,539,854	1,314,861	3,406,396	(3,406,396)	-
Net interest income and other revenue	24,846,183	20,619,787	(410,863)	45,055,107	(3,406,396)	41,648,711
Non-interest expense	20,338,289	16,872,968	2,831,749	40,043,006	(3,406,396)	36,636,610
Significant noncash items:
Depreciation and amortization	999,594	2,837,758	132,570	3,969,922	-	3,969,922
Provision for loan losses	521,306	-	-	521,306	-	521,306
Income tax expense	1,076,183	1,273,919	(1,115,942)	1,234,160	-	1,234,160
Segment profit	$2,910,405	$2,472,900	$(2,126,670)	$3,256,635	$-	$3,256,635

Balance sheet information:

Total assets	$541,717,871	$20,419,865	$81,439,870	$643,577,606	$(82,363,608)	$561,213,998
Goodwill and intangibles	11,691,382	7,384,464	-	19,075,846	-	19,075,846
Premises and equipment expenditures	$1,457,804	$2,147,634	$96,231	$3,701,669	$-	$3,701,669

F52

Rurban Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

Note 27:	Quarterly Financial Information (Unaudited)

The following tables summarize selected quarterly results of operations for 2009 and 2008.

December 31, 2009	March	June	September	December
Interest income	$8,147,603	$8,289,666	$8,186,375	$7,967,506
Interest expense	3,131,740	2,928,277	2,849,660	2,682,869
Net interest income	5,015,863	5,361,389	5,336,715	5,284,637
Provision for loan losses	495,142	798,850	898,050	3,546,056
Non-interest income	7,447,505	7,897,791	7,075,711	7,174,079
Non-interest expense	10,475,024	11,108,057	11,454,115	12,096,293
Income tax expense	389,649	348,687	(99,421)	(1,299,303)
Net income	1,103,553	1,003,586	159,682	(1,884,330)

Earnings per share
Basis	0.23	0.20	0.03	(0.39)
Diluted	0.23	0.20	0.03	(0.39)

Dividends per share	0.09	0.09	0.09	0.09

December 31, 2008	March	June	September	December
Interest income	$8,125,216	$8,315,525	$8,021,596	$8,206,108
Interest expense	4,308,000	3,883,367	3,573,107	3,376,096
Net interest income	3,817,216	4,432,158	4,448,489	4,830,012
Provision for loan losses	192,218	212,997	146,173	138,179
Non-interest income	7,515,513	6,801,158	6,988,712	6,755,354
Non-interest expense	9,601,360	9,110,346	9,278,898	9,566,009
Income tax expense	429,795	554,149	588,090	553,159
Net income	1,109,356	1,355,824	1,424,040	1,328,019

Earnings per share
Basis	0.22	0.28	0.29	0.27
Diluted	0.22	0.28	0.29	0.27

Dividends per share	0.08	0.08	0.09	0.09

.

F53

Rurban Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

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

F54

Rurban Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

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

	Year Ended December 31,
($ 000's) (except per share data)	2008	2007
Net interest income	$21,174	$18,753
Net income	$6,313	$4,325
Per share - combined:
Basic net income	$1.25	$0.86
Diluted net income	$1.25	$0.86

F55

Rurban Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

Note 29: Strategic Partnership

On April 27, 2009, the Company announced a strategic partnership between its data processing subsidiary, RDSI and New Core Holdings, Inc. d/b/a New Core Banking Systems, headquartered in Birmingham, AL (“New Core”).  As part of this partnership, RDSI and New Core Banking Systems entered into a Reseller Software License and Support Agreement pursuant to which RDSI was granted rights as the exclusive provider of New Core’s Single Source™ software.  RDSI and New Core also entered into an Agreement and Plan of Merger pursuant to which New Core would be merged with a newly-created subsidiary of RDSI and become a wholly-owned subsidiary of RDSI.  A prerequisite of this merger would be the spin-off of RDSI from Rurban, resulting in RDSI becoming a separate independent public company. This would be followed immediately by the merger of New Core with and into RDSI.  In the merger, the New Core shareholders would receive between 15.5 percent and 26.8 percent of the aggregate common shares of the Company outstanding immediately following the merger.  On October 22, 2009, Rurban announced that its Board of Directors had approved proceeding with the appropriate filings with the SEC in connection with the contemplated spin-off of RDSI.  The Company anticipates that the spin-off would be completed in the first quarter of 2010, subject to the satisfaction of a number of conditions including final approval by Rurban’s Board of Directors of the spin-off and its terms.  For the year ending December 31, 2009, approximately $2,772,000 of expenses were realized in preparation for the spin-off and merger.

On July 28, 2009, RDSI reached an agreement with Information Technology, Inc. and Fiserv Solutions, Inc. (collectively, “Fiserv”) to wind down their licensing relationship.  After December 31, 2010, Fiserv will no longer license its Premier suite of products to RDSI and RDSI will exclusively market New Core Banking Systems’ Single SourceTM.  RDSI’s customers which presently rely on the Premier platform have the opportunity to continue their processing with RDSI and convert to Single SourceTM, or to move their processing to another third party processor.  RDSI and Fiserv have agreed to cooperate in transitioning RDSI clients to their choice of core software prior to December 31, 2010.  As of December 31, 2009, RDSI had 68 customers.  RDSI has increased its marketing efforts to offer New Core’s Single Source™ software to its current data processing customers.  However, RDSI anticipates the loss of some banking clients who elect to move their processing away from RDSI.  Because individual bank decisions may be made during 2010, RDSI is currently unable to determine the number of banks that will ultimately choose to leave RDSI.  The loss of a significant number of existing bank clients could have a material adverse effect on RDSI’s results of operations and financial condition.

In addition, the loss of bank clients could cause the current portion of goodwill reflected on RDSI’s balance sheet to become impaired, which would require RDSI to record a loss through its income statement.

The planned result of the spin-off and merger is creation of an independent data processing company offering as its core product the Single Source™ software.  This software will be RDSI’s sole core banking product going forward.  The Single Source™ software is state of the art software utilizing real time processing and an embedded systems approach that RDSI believes offers a competitive advantage to both RDSI and its’ client bank users.

F56

Rurban Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

Note 30: Subsequent Events

Subsequent events have been evaluated through February 26, 2010, which is the date the financial statements were issued.

F57

ANNUAL REPORT ON FORM 10-K
FOR FISCAL YEAR ENDED DECEMBER 31, 2009

INDEX TO EXHIBITS

Exhibit No.	Description	Location

2.1	Agreement and Plan of Merger, dated as of May 22, 2008, by and among Rurban Financial Corp., Rurban Merger Corp, and NBM Bancorp, Incorporated	Incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed May 23, 2008 (File No. 0-13507).

2.2	Agreement and Plan of Merger, dated as of April 25, 2009, by and among Rurbanc Data Services, Inc., NC Merger Corp. and New Core Holdings, Inc.	Incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed April 29, 2009 (File No. 0-13507).

2.3	First Amendment to Agreement and Plan of Merger, dated as of December 29, 2009, by and among Rurbanc Data Services, Inc., NC Merger Corp. and New Core Holdings, Inc.	Filed herewith.

3.1	Amended Articles of Registrant, as amended	Incorporated herein by reference to Exhibit 3(a)(i) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1989 (File No. 0-13507).

3.2	Certificate of Amendment to the Amended Articles of Rurban Financial Corp.	Incorporated herein by reference to Exhibit 3(b) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993 (File No. 0-13507).

3.3	Certificate of Amendment to the Amended Articles of Rurban Financial Corp.	Incorporated herein by reference to Exhibit 3(c) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 0-13507).

3.4	Amended and Restated Articles of Rurban Financial Corp. [Note: filed for purposes of SEC reporting compliance only – this document has not been filed with the Ohio Secretary of State.]	Filed herewith.

3.5	Amended and Restated Regulations of Rurban Financial Corp.	Incorporated herein by reference to Exhibit 3.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (File No. 0-13507).

130.

Exhibit No.	Description	Location

3.6	Certificate Regarding Adoption of Amendment to Section 2.01 of the Amended and Restated Regulations of Rurban Financial Corp. by the Shareholders on April 16, 2009	Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed April 22, 2009 (File No. 0-13507).

4.1
Indenture, dated as of September 15, 2005, by and between Rurban Financial Corp. and Wilmington Trust Company, as Debenture Trustee, relating to Floating Rate Junior Subordinated Deferrable Interest Debentures
Incorporated herein by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 (File No. 0-13507).

4.2	Amended and Restated Declaration of Trust of Rurban Statutory Trust II, dated as of September 15, 2005	Incorporated herein by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 (File No. 0-13507).

4.3	Guarantee Agreement, dated as of September 15, 2005, by and between Rurban Financial Corp. and Wilmington Trust Company, as Guarantee Trustee	Incorporated herein by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 (File No. 0-13507).

4.4	Agreement to furnish instruments and agreements defining rights of holders of long-term debt	Filed herewith.

10.1*	Rurban Financial Corp. Plan to Allow Directors to Elect to Defer Compensation	Incorporated herein by reference to Exhibit 10(v) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (File No. 0-13507).

10.2*	Rurban Financial Corp. 1997 Stock Option Plan	Incorporated herein by reference to Exhibit 10(v) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (File No. 0-13507).

10.3*	Form of Non-Qualified Stock Option Agreement with Five-Year Vesting under Rurban Financial Corp. 1997 Stock Option Plan	Incorporated herein by reference to Exhibit 10(w) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 0-13507).

10.4*	Form of Non-Qualified Stock Option Agreement with Vesting After One Year of Employment under Rurban Financial Corp. 1997 Stock Option Plan	Incorporated herein by reference to Exhibit 10(a) to the Company’s Current Report on Form 8-K filed March 21, 2005 (File No. 0-13507).

131.

Exhibit No.	Description	Location

10.5*	Form of Incentive Stock Option Agreement with Five-Year Vesting under Rurban Financial Corp. 1997 Stock Option Plan	Incorporated herein by reference to Exhibit 10(x) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 0-13507).

10.6*	Form of Incentive Stock Option Agreement with Vesting After One Year of Employment under Rurban Financial Corp. 1997 Stock Option Plan	Incorporated herein by reference to Exhibit 10(c) to the Company’s Current Report on Form 8-K filed March 21, 2005 (File No. 0-13507).

10.7*	Form of Stock Appreciation Rights under Rurban Financial Corp. 1997 Stock Option Plan	Incorporated herein by reference to Exhibit 10(b) to the Company’s Current Report on Form 8-K filed March 21, 2005 (File No. 0-13507).

10.8*	Rurban Financial Corp. 2008 Stock Incentive Plan	Incorporated herein by reference to Exhibit 10 to the Company’s Current Report on Form 8-K filed April 22, 2008 (File No. 0-13507).

10.9*	Form of Restricted Stock Award Agreement (For Employees) under Rurban Financial Corp. 2008 Stock Option Plan	In Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed April 22, 2008 (File No. 0-13507).

10.10*	Employees’ Stock Ownership and Savings Plan of Rurban Financial Corp.	Incorporated herein by reference to Exhibit 10(y) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (File No. 0-13507).

10.11*	Rurban Financial Corp. Employee Stock Purchase Plan	Incorporated herein by reference to Exhibit 10(z) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (File No. 0-13507).

10.12*	Employment Agreement, executed March 6, 2006 and effective as of March 1, 2006, by and between Rurban Financial Corp. and Kenneth A. Joyce	Incorporated herein by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (File No. 0-13507).

10.13*	First Amendment to Employment Agreement, executed May 19, 2006 and effective as of March 1, 2006, by and between Rurban Financial Corp. and Kenneth A. Joyce	Incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006 (File No. 0-13507).

10.14*	Second Amendment to Employment Agreement, effective as of December 31, 2008, by and between Rurban Financial Corp. and Kenneth A. Joyce	Incorporated herein by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the annual period ended December 31, 2008 (File No. 0-13507).

132.

Exhibit No.	Description	Location

10.15*	Amended and Restated Supplemental Executive Retirement Plan Agreement, effective as of December 31, 2008, by and between Rurban Financial Corp. and Kenneth A. Joyce	Filed herewith.

10.16*
Schedule dated December 31, 2008 identifying other substantially identical Amended and Restated Supplemental Executive Retirement Plan Agreements with executive officers of Rurban Financial Corp. and its subsidiaries
Incorporated herein by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the annual period ended December 31, 2008 (File No. 0-13507).

10.17*	First Amendment to Amended and Restated Supplemental Executive Retirement Plan Agreement, dated as April 20, 2009, by and between Rurban Financial Corp. and Mark A. Klein	Incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed April 22, 2009 (File No. 0-13507).

10.18*	Amended and Restated Change in Control Agreement, effective as of December 31, 2008, by and between Rurban Financial Corp. and Duane L. Sinn	Incorporated herein by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the annual period ended December 31, 2008 (File No. 0-13507).

10.19*	Schedule dated December 31, 2008 identifying other substantially identical Amended and Restated Change in Control Agreements with executive officers of Rurban Financial Corp. and its subsidiaries	Incorporated herein by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the annual period ended December 31, 2008 (File No. 0-13507).

10.20	Form of Incentive Stock Option Agreement with Five-Year Vesting under Rurban Financial Corp. 2008 Stock Incentive Plan	Filed herewith.

10.21	Form of Non-Qualified Stock Option Agreement with Five-Year Vesting under Rurban Financial Corp. 2008 Stock Incentive Plan	Filed herewith.

10.22*	Non-Qualified Deferred Compensation Plan effective as of January 1, 2007	Incorprated herein by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (File No. 0-13507)

10.23	Separation and Distribution Agreement, dated as of December 11, 2009, by and between Rurban Financial Corp. and Rurbanc Data Services, Inc.	Filed herewith.

11	Statement re: Computation of Per Share Earnings	Included in Note 1 of the Notes to Consolidated Financial Statements of Registrant in the financial statements portion of this Annual Report on Form 10-K.

21	Subsidiaries of Registrant	Filed herewith.

133.

Exhibit No.	Description	Location

23	Consent of BKD, LLP	Filed herewith.

24	Power of Attorney of Directors and Executive Officers	Included on signature page of this Annual Report on Form 10-K

31.1	Rule 13a-14(a)/15d-14(a) Certification – Principal Executive Officer	Filed herewith.

31.2	Rule 13a-14(a)/15d-14(a) Certification – Principal Financial Officer	Filed herewith.

32.1	Section 1350 Certification – Principal Executive Officer and Principal Financial Officer	Filed herewith.

* Management contract or compensatory plan or arrangement.

134.