Form 10-Q
period 2010-03-31
RURBAN FINANCIAL CORP
filed 2010-05-18
CIK 767405

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010
OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________to_______________________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Shares, without par value	4,861,779 shares
(class)	(Outstanding at May 17, 2010)

RURBAN FINANCIAL CORP.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The interim condensed consolidated financial statements of Rurban Financial Corp. (“Rurban” or the “Company”) are unaudited; however, the information contained herein reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of financial condition and results of operations for the interim periods presented.  All adjustments reflected in these financial statements are of a normal recurring nature in accordance with Rule 10-01 of Regulation S-X.  Results of operations for the three months ended March 31, 2010 are not necessarily indicative of results for the complete year.

Rurban Financial Corp. Condensed Consolidated Balance Sheets March 31, 2010 and December 31, 2009

	March	December
	2010	2009
	(Unaudited)
ASSETS
Cash and due from banks	$37,404,242	$24,824,785
Cash and cash equivalents	37,404,242	24,824,785
Available-for-sale securities	106,855,099	105,083,112
Loans held for sale	12,469,633	16,857,648
Loans, net of unearned income	444,082,134	452,557,581
Allowance for loan losses	(6,075,126)	(7,030,178)
Premises and equipment, net	16,308,680	16,993,640
Purchased software	4,307,523	5,338,319
Federal Reserve and Federal Home Loan Bank Stock	3,748,250	3,748,250
Foreclosed assets held for sale, net	1,613,937	1,767,953
Accrued interest receivable	2,963,119	2,324,868
Goodwill	21,414,790	21,414,790
Core deposits and other intangibles	4,777,379	4,977,513
Cash value of life insurance	12,896,092	12,792,045
Other assets	11,037,845	11,398,776

Total assets	$673,803,597	$673,049,102

See notes to condensed consolidated financial statements (unaudited)

Note: The balance sheet at December 31, 2009 has been derived from the audited consolidated financial statements at that date

Rurban Financial Corp. Condensed Consolidated Balance Sheets March 31, 2010 and December 31, 2009

	March	December
	2010	2009
	(Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
Non interest bearing demand	$61,699,862	$57,229,795
Interest bearing NOW	88,805,006	87,511,973
Savings	43,772,462	43,321,364
Money Market	93,022,350	86,621,953
Time Deposits	211,645,981	216,557,067
Total deposits	498,945,661	491,242,152
Notes payable	3,380,935	2,146,776
Advances from Federal Home Loan Bank	32,659,210	35,266,510
Fed Funds Purchased	-	5,000,000
Repurchase Agreements	49,111,099	47,042,820
Trust preferred securities	20,620,000	20,620,000
Accrued interest payable	1,200,836	1,507,521
Other liabilities	7,031,313	8,515,668

Total liabilities	612,949,054	611,341,447

Shareholders' Equity
Common stock	12,568,583	12,568,583
Additional paid-in capital	15,229,669	15,186,042
Retained earnings	33,567,379	34,415,316
Accumulated other comprehensive income (loss)	1,258,223	1,307,025
Treasury stock	(1,769,311)	(1,769,311)

Total shareholders' equity	60,854,543	61,707,655

Total liabilities and shareholders' equity	$673,803,597	$673,049,102

See notes to condensed consolidated financial statements (unaudited)

Note: The balance sheet at December 31, 2009 has been derived from the audited consolidated financial statements at that date.

Rurban Financial Corp. Condensed Consolidated Statements of Operations (Unaudited) Three Months Ended

	Three Months Ended March 31
	2010	2009
Interest income
Loans
Taxable	$6,411,582	$6,814,633
Tax-exempt	18,915	25,457
Securities
Taxable	702,255	1,079,497
Tax-exempt	319,063	227,884
Other	31,448	132
Total interest income	7,483,263	8,147,603

Interest expense
Deposits	1,374,291	1,898,304
Other borrowings	38,083	14,392
Retail Repurchase Agreements	426,967	427,487
Federal Home Loan Bank advances	352,817	392,572
Trust preferred securities	386,624	398,985
Total interest expense	2,578,782	3,131,740

Net interest income	4,904,481	5,015,863

Provision for loan losses	1,391,433	495,142

Net interest income after provision for loan losses	3,513,048	4,520,721

Non-interest income
Data service fees	4,029,406	4,972,549
Trust fees	642,786	583,623
Customer service fees	587,401	574,699
Net gain on sales of loans	717,014	1,078,047
Net realized gain on sales of securities	451,474	53,807
Investment securities recoveries	73,774	-
Loan servicing fees	153,842	67,873
Loss on sale of assets	(28,652)	(58,655)
Other income	155,981	175,562
Total non-interest income	6,783,026	7,447,505

See notes to condensed consolidated financial statements (unaudited)

	Three Months Ended March 31
	2010	2009
Non-interest expense
Salaries and employee benefits	5,103,540	4,924,122
Net occupancy expense	586,223	626,281
FDIC Insurance expense	218,903	46,120
Equipment expense	2,165,101	1,613,393
Software impairment expense	568,535	-
Data processing fees	194,786	135,736
Professional fees	642,810	498,055
Marketing expense	77,601	188,746
Printing and office supplies	161,102	214,542
Telephone and communication	386,206	406,393
Postage and delivery expense	570,433	609,022
State, local and other taxes	121,039	232,896
Employee expense	279,925	259,938
Other expenses	715,494	719,780
Total non-interest expense	11,791,698	10,475,024

Income (loss) before income tax expense	(1,495,624)	1,493,202
Income tax expense (benefit)	(647,686)	389,649

Net income (loss)	$(847,938)	$1,103,553

Earnings (loss) per common share:
Basic	$(0.17)	$0.23
Diluted	$(0.17)	$0.23

See notes to condensed consolidated financial statements (unaudited)

RURBAN FINANCIAL CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’
EQUITY (UNAUDITED)

	Three Months Ended
	Mar. 31, 2010	Mar. 31, 2009

Balance at beginning of period	$61,707,655	$61,662,004

Net Income	(847,938)	1,103,553

Unrealized gains (losses) on securities
Unrealized holding gains (losses) arising during the year, net of tax	249,171	1,379,605
Less: reclassification adjustment for gains realized in net income, net of tax	297,972	35,513
Total comprehensive income	(896,739)	2,447,645

Cash dividend	-	(438,958)

Purchase of treasury shares	-	(80,247)

Share-based compensation	43,627	30,066

Balance at end of period	$60,854,543	$63,620,510

See notes to condensed consolidated financial statements (unaudited)

\
Rurban Financial Corp.
Condensed Consolidated Statements of Cash Flows (Unaudited)
Three Months Ended

	March 31, 2010	March 31, 2009
Operating Activities
Net income (Loss)	$(847,938)	$1,103,553
Items not requiring (providing) cash
Depreciation and amortization	1,991,083	906,560
Provision for loan losses	1,391,433	495,142
Expense of share-based compensation plan	43,627	30,066
Amortization of premiums and discounts on securities	201,935	126,959
Amortization of intangible assets	200,134	221,911
Deferred income taxes	(20,568)	(1,367,386)
Proceeds from sale of loans held for sale	69,929,801	75,954,853
Originations of loans held for sale	(64,824,772)	(80,148,083)
Gain from sale of loans	(717,014)	(1,087,047)
Gain on available for sale securities	(451,474)	(53,807)
Loss on sale of foreclosed assets	22,841	58,655
Loss on sales of fixed assets	5,811	27,878
Changes in
Interest receivable	(638,251)	100,473
Other assets	305,640	(662,788)
Interest payable and other liabilities	(1,745,332)	(1,884,229)
Net cash provided by (used in) operating activities	4,846,956	(6,168,290)
Investing Activities
Purchases of available-for-sale securities	(23,365,873)	(37,662,358)
Proceeds from maturities of available-for-sale securities	11,773,761	10,851,012
Proceeds from sales of available-for-sale securities	9,995,724	3,501,640
Proceeds from sales of Fed Stock	-	700,000
Net change in loans	3,478,042	15,677,493
Purchase of premises and equipment and software	(753,269)	(347,271)
Proceeds from sales of premises and equipment	477,941	645
Proceeds from sale of foreclosed assets	2,727,528	127,090
Net cash used in investing activities	4,333,854	(7,151,749)

See notes to condensed consolidated financial statements (unaudited)

Rurban Financial Corp.
Condensed Consolidated Statements of Cash Flows (Unaudited) (continued)
Three Months Ended

	March 31, 2010	March 31, 2009
Financing Activities
Net increase in demand deposits, money market, interest checking and savings accounts	$12,614,595	$12,791,810
Net decrease in certificates of deposit	(4,911,086)	(9,378,442)
Net increase in securities sold under agreements to repurchase	2,068,279	4,468,865
Repayment of Fed Funds Purchased	(5,000,000)
Proceeds from Federal Home Loan Bank advances	-	2,000,000
Repayment of Federal Home Loan Bank advances	(2,607,300)	(2,587,836)
Proceeds from notes payable	2,000,000	1,500,000
Repayment of notes payable	(765,841)	-
Purchase of treasury stock	-	(80,247)
Dividends paid	-	(438,958)
Net cash provided by financing activities	3,398,647	8,275,192
Increase (Decrease) in Cash and Cash Equivalents	12,579,457	(5,044,847)
Cash and Cash Equivalents, Beginning of Year	24,824,785	28,059,532
Cash and Cash Equivalents, End of Period	$37,404,242	$23,014,685
Supplemental Cash Flows Information

Interest paid	$2,885,467	$3,373,057

Transfer of loans to foreclosed assets	$2,589,970	$190,158
Sale and financing of foreclosed assets	$2,249,532	$-

See notes to condensed consolidated financial statements (unaudited)

RURBAN FINANCIAL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A—BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q.  Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  The financial statements reflect all adjustments that are, in the opinion of management, necessary to fairly present the financial position, results of operations and cash flows of the Company.  Those adjustments consist only of normal recurring adjustments.  Results of operations for the three months ended March 31, 2010 are not necessarily indicative of results for the complete year.

The condensed consolidated balance sheet of the Company as of December 31, 2009 has been derived from the audited consolidated balance sheet of the Company as of that date.

For further information, refer to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

NOTE B—EARNINGS PER SHARE

Earnings per share (EPS) have been computed based on the weighted average number of shares outstanding during the periods presented. For the periods ended March 31, 2010 and 2009, share based awards totaling 481,213 and 327,263 common shares, respectively, were not considered in computing EPS as they were anti-dilutive. The number of shares used in the computation of basic and diluted earnings per share were:

	Three Months Ended
	March 31
	2010	2009
Basic earnings per share	4,861,799	4,875,936
Diluted earnings per share	4,861,799	4,875,936

NOTE C – LOANS, RISK ELEMENTS AND ALLOWANCE FOR LOAN LOSSES

Total loans on the balance sheet are comprised of the following classifications at:

	March 31,	December 31,
	2010	2009

Commercial	$81,595,768	$84,642,860
Commercial real estate	179,752,511	179,909,135
Agricultural	38,235,611	41,485,301
Residential real estate	92,293,481	92,971,599
Consumer	52,300,732	53,655,238
Lease financing	207,861	221,190
Total loans	444,385,964	452,885,323

Less
Net deferred loan fees, premiums and discounts	(303,830)	(327,742)

Loans, net of unearned income	$444,082,134	$452,557,581
Allowance for loan losses	$(6,075,126)	$(7,030,178)

The following is a summary of the activity in the allowance for loan losses account for the three months ended March 31, 2010 and 2009.

	Three Months Ended
	March 31,
	2010	2009
Balance, beginning of period	$7,030,178	$5,020,197
Provision charged to expense	1,391,433	495,142
Recoveries	133,735	20,994
Loans charged off	(2,480,220)	(187,381)
Balance, end of period	$6,075,126	$5,348,952

The following schedule summarizes nonaccrual, past due and impaired loans at:

	March 31,	December 31,
	2010	2009
Non-accrual loans	$14,399,482	$18,543,368
Accruing loans which are contractually past due 90 days or more as to interest or principal payments	137,083	-
Total non-performing loans	$14,536,565	$18,543,368

In addition to the above mentioned non-performers, management was very proactive in reaching out to customers to restructure loans.  On March 31, 2010, approximately $1.36 million in loans were restructured and are currently paying under the new terms.  At December 31, 2009, $1.36 million in loans were restructured and paying under the new terms.

Individual loans determined to be impaired were as follows:

	March 31,	December 31,
	2010	2009
Loans with no allowance for loan losses allocated	$984,480	$1,099,912
Loans with allowance for loan losses allocated	9,066,435	14,912,035
Total impaired loans	$10,050,915	$16,011,947
Amount of allowance allocated	$3,607,180	$3,041,967

NOTE D - NEW ACCOUNTING PRONOUNCEMENTS

In June 2009, the FASB issued new guidance relating to the accounting for transfers of financial assets. The new guidance was adopted into Codification in December 2009 through the issuance of Accounting Standards Updated (“ASU”) 2009-16. The new standard provides guidance to improve the relevance, representational faithfulness, and comparability of the information that an entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. The Company has adopted the new guidance for 2010 and has determined it to have no effect on the consolidated financial statements.

NOTE E – SEGMENT INFORMATION

The reportable segments are determined by the products and services offered, primarily distinguished between banking and data processing operations.  “Other” segment information includes the accounts of the holding company, Rurban, which combined, provides management and operational services to its subsidiaries.  Information reported internally for performance assessment follows.

NOTE E -- SEGMENT INFORMATION (Continued)

As of and for the three months ended March 31, 2010

		Data		Total	Intersegment	Consolidated
Income statement information:	Banking	Processing	Other	Segments	Elimination	Totals

Net interest income (expense)	$5,340,699	$(61,403)	$(374,815)	$4,904,481		$4,904,481

Non-interest income - external
customers	2,696,332	4,029,407	57,287	6,783,026		6,783,026

Non-interest income - other segments	25,072	369,810	273,454	668,336	(668,336)	-

Total revenue	8,062,103	4,337,814	(44,074)	12,355,843	(668,336)	11,687,507

Non-interest expense	6,060,473	5,669,252	730,309	12,460,034	(668,336)	11,791,698

Significant non-cash items:
Depreciation and
amortization	258,522	1,716,697	15,864	1,991,083	-	1,991,083
Provision for loan losses	1,391,433	-	-	1,391,433	-	1,391,433

Income tax expense (benefit)	71,829	(452,689)	(266,826)	(647,686)	-	(647,686)

Segment profit (loss)	$538,368	$(878,749)	$(507,557)	$(847,938)	$-	$(847,938)

Balance sheet information:
Total assets	$653,521,849	$22,796,993	$4,259,352	$680,578,194	$(6,774,597)	$673,803,597

Goodwill and intangibles	$19,312,167	$6,880,002	$-	$26,192,169	$-	$26,192,169

Premises and equipment expenditures	$132,861	$620,408	$-	$753,269	$-	$753,269

NOTE E -- SEGMENT INFORMATION (Continued)

As of and for the three months ended March 31, 2009

		Data		Total	Intersegment	Consolidated
Income statement information:	Banking	Processing	Other	Segments	Elimination	Totals

Net interest income (expense)	$5,439,653	$(25,075)	$(398,715)	$5,015,863		$5,015,863

Non-interest income - external
customers	2,481,920	4,944,671	20,914	7,447,505		7,447,505

Non-interest income - other segments	19,872	428,016	378,593	826,481	(826,481)	-

Total revenue	7,941,445	5,347,612	792	13,289,849	(826,481)	12,463,368

Non-interest expense	6,307,784	4,184,780	808,941	11,301,505	(826,481)	10,475,024

Significant non-cash items:
Depreciation and
amortization	270,118	611,956	24,486	906,560	-	906,560
Provision for loan losses	495,142	-	-	495,142	-	495,142

Income tax expense (benefit)	275,062	395,363	(280,776)	389,649	-	389,649

Segment profit (loss)	$863,457	$767,469	$(527,373)	$1,103,553	$-	$1,103,553

Balance sheet information:
Total assets	$644,158,701	$20,244,226	$3,203,320	$667,606,247	$(1,793,641)	$665,812,606

Goodwill and intangibles	$19,953,018	$7,075,797	$-	$27,028,815	$-	$27,028,815

Premises and equipment expenditures	$96,645	$225,435	$25,191	$347,271	$-	$347,271

NOTE F – FAIR VALUE OF ASSETS AND LIABILITIES

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

The following table presents the fair value measurements of assets measured at fair value on a recurring basis and the level within ASC 820 fair value hierarchy in which the fair value measurements fall at March 31, 2010 and December 31, 2009:

Fair Value Measurements Using:

Description	Fair Values at 3/31/2010	(Level 1)	(Level 2)	(Level 3)
Available-for-Sale Securities
U.S. Treasury and Government Agencies	$21,896,539	-	$21,896,539	-
Mortgage-backed securities	47,974,740	-	47,974,740	-
State and political subdivisions	35,630,782	-	35,630,782	-
Money Market Mutual Fund	1,330,038	1,330,038	-	-
Equity securities	23,000	-	23,000	-

Fair Value Measurements Using:

Description	Fair Values at 12/31/2009	(Level 1)	(Level 2)	(Level 3)
Available-for-Sale Securities
U.S. Treasury and Government Agencies	$12,943,649	-	$12,943,649	-
Mortgage-backed securities	52,246,278	-	52,246,278	-
State and political subdivisions	31,537,006	-	31,537,006	-
Money Market Mutual Fund	8,333,179	8,333,179	-	-
Equity securities	23,000	-	23,000	-

Level 1 – Quoted Prices in Active Markets for Identical Assets
Level 2 – Significant Other Observable Inputs
Level 3 – Significant Unobservable Inputs

Impaired Loans

Loans for which it is probable the Company will not collect all principal and interest due according to contractual terms are measured for impairment.  Allowable methods for estimating fair value include using the fair value of the collateral for collateral dependent loans, or where a loan is determined not to be collateral dependent, using the discounted cash flow method.  If the impaired loan is collateral dependent, then the fair value method of measuring the amount of impairment is utilized.  This method requires obtaining an independent appraisal of the collateral and applying a discount factor to the value based on the Company’s loan review policy.  All impaired loans held by the Company were collateral dependent at March 31, 2010 and December 31, 2009.

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

The following table presents the fair value measurements of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2010 and December 31, 2009:

Fair Value Measurements Using:

Description	Fair Values at 3/31/2010	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$6,137,000	-	-	$6,137,000
Mortgage Servicing Rights	$2,136,535	-	-	$2,136,535
Foreclosed Assets	$28,000	-	-	$28,000

Fair Value Measurements Using:

Description	Fair Values at 12/31/2009	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$9,113,369	-	-	$9,113,369
Mortgage Servicing Rights	$1,955,153	-	-	$1,955,153
Foreclosed Assets	$356,455	-	-	$356,455

There were no changes in the inputs or methodologies used to determine fair value during the quarter ended March 31, 2010 as compared to the quarter ended December 31, 2009.

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

Loans

The estimated fair value for loans receivable, including loans held for sale, net, is based on estimates of the rate State Bank would charge for similar loans at March 31, 2010 and December 31, 2009, applied for the time period until the loans are assumed to re-price or be paid.

Deposits & Other Borrowings

Deposits include demand deposits, savings accounts, NOW accounts and certain money market deposits. The carrying amount approximates the fair value. The estimated fair value for fixed-maturity time deposits, as well as borrowings, is based on estimates of the rate State Bank could pay on similar instruments with similar terms and maturities at March 31, 2010 and December 31, 2009.

The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties.  The estimated fair value for other financial instruments and off-balance-sheet loan commitments approximate cost at March 31, 2010 and are not considered significant to this presentation.

	March 31, 2010
	Carrying	Fair
	Amount	Value
Financial assets
Cash and cash equivalents	$37,404,242	$37,404,000
Available-for-sale securities	106,855,099	106,855,000
Loans held for sale	12,469,633	12,698,000
Loans, net of allowance for loan losses	438,007,008	437,312,000
Federal Reserve and FHLB Bank stock	3,748,250	3,748,000
Accrued interest receivable	2,963,119	2,963,000

Financial liabilities
Deposits	$498,945,661	$501,498,000
Short-term borrowings	$49,111,099	$49,934,000
Notes payable	3,380,935	3,386,000
FHLB advances	32,659,210	33,748,000
Trust preferred securities	20,620,000	20,151,000
Accrued interest payable	1,200,836	1,201,000

	December 31, 2009
	Carrying	Fair
	Amount	Value
Financial assets
Cash and cash equivalents	$24,824,785	$24,825,000
Available-for-sale securities	105,083,112	105,083,000
Loans held for sale	16,857,648	17,070,000
Loans, net of allowance for loan losses	445,527,403	446,266,000
Federal Reserve and FHLB Bank stock	3,748,250	3,748,000
Accrued interest receivable	2,324,868	2,325,000

Financial liabilities
Deposits	$491,242,152	$494,536,000
Short-term borrowings	52,042,820	53,670,000
Notes payable	2,146,776	2,128,000
FHLB advances	35,266,510	36,476,000
Trust preferred securities	20,620,000	20,571,000

Note G - Securities

The amortized cost and approximate fair value of securities were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Approximate
	Cost	Gains	Losses	Fair Value
Available-for-Sale Securities:
March 31, 2010
U.S. Treasury and
Government agencies	$21,911,652	$18,475	$(33,588)	$21,896,539
Mortgage-backed securities	46,986,548	1,215,080	(226,888)	47,974,740
State and political subdivisions	34,697,461	1,100,185	(166,864)	35,630,782
Money Market Mutual Funds	1,330,038	-	-	1,330,038
Equity securities	23,000	-	-	23,000
	$104,948,699	$2,333,740	$(427,340)	$106,855,099

		Gross	Gross
	Amortized	Unrealized	Unrealized	Approximate
	Cost	Gains	Losses	Fair Value
Available-for-Sale Securities:
December 31, 2009
U.S. Treasury and
Government agencies	$13,215,086	$5,359	$(276,796)	$12,943,649
Mortgage-backed securities	50,877,903	1,792,894	(424,519)	52,246,278
State and political subdivisions	30,653,604	984,833	(101,431)	31,537,006
Money Market Mutual Funds	8,333,179	-	-	8,333,179
Equity securities	23,000	-	-	23,000
	$103,102,772	$2,783,086	$(802,746)	$105,083,112

The amortized cost and fair value of securities available for sale at March 31, 2010, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

March 31, 2010

	Available for Sale
	Amortized	Fair
	Cost	Value
Within one year	$2,527,085	$2,541,085
Due after one year through five years	7,873,199	8,029,798
Due after five years through ten years	15,752,850	15,992,020
Due after ten years	30,455,979	30,964,418
	56,609,113	57,527,321
Mortgage-backed securities & equity and other securities	48,339,586	49,327,778
Totals	$104,948,699	$106,855,099

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was $24,525,565 at March 31, 2010 and $24,104,265 at December 31, 2009.  The securities delivered for repurchase agreements were $55,820,723 at March 31, 2010 and 55,504,340 at December 31, 2009.

Gross gains of $451,474 resulting from sales of available-for-sale securities were realized as of March 31, 2010.  The tax expense for net security gains for March 31, 2010 was $153,501.

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost.  Total fair value of these investments was $27,613,024 at March 31, 2010 and $20,140,212 at December 31, 2009 which was approximately 26 and 19 percent, respectively, of the Company’s available-for-sale investment portfolio at such dates.  Based on evaluation of available evidence, including recent changes in market interest rates, credit rating information and information obtained from regulatory filings, management believes the declines in fair value for these securities are temporary.  Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.

Securities with unrealized losses at March 31, 2010 and December 31, 2009 are as follows:

March 31, 2010	Less than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Available-for-Sale Securities:
U.S. Treasury and Government agencies	$9,362,510	$(33,588)	$-	$-	$9,362,510	$(33,588)
Mortgage-backed securities	9,720,188	(13,254)	2,288,963	(213,634)	12,009,151	(226,888)
State and political subdivisions	5,246,865	(124,852)	994,498	(42,012)	6,241,363	(166,864)
	$24,329,563	$(171,694)	$3,283,461	$(255,646)	$27,613,024	$(427,340)

December 31, 2009	Less than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Available-for-Sale
U.S. Treasury and Government agencies	$12,837,085	$(276,796)	$-	$-	$12,837,085	$(276,796)
Mortgage-backed securities	1,263,285	(15,539)	2,255,050	(408,980)	3,518,335	(424,519)
State and political subdivisions	2,792,842	(56,693)	991,950	(44,737)	3,784,792	(101,431)
	$16,893,212	$(349,028)	$3,247,000	$(453,717)	$20,140,212	$(802,746)

The total unrealized losses on the mortgage-backed securities portfolio, all of which are residential mortgage backs, is derived mainly from three private label senior tranche CMO securities.  Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concern warrants such evaluation.  Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent of the Company to not sell the investment and whether it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost.  Management has determined there is no other-than-temporary-impairment on these CMO securities.

The total unrealized loss on the municipal security portfolio is due to the holding of several municipal securities, all with individually insignificant losses.

Note H – Strategic Partnership

On April 27, 2009, the Company announced a strategic partnership between its data and item processing subsidiary, Rurbanc Data Services, Inc. d/b/a RDSI Banking Systems (“RDSI”) and New Core Holdings, Inc. d/b/a New Core Banking Systems, headquartered in Birmingham, AL (“New Core”).  As part of this partnership, RDSI and New Core entered into a Reseller Software License and Support Agreement pursuant to which RDSI was granted rights as the exclusive provider of New Core’s Single Source™ software.  RDSI and New Core also entered into an agreement and plan of merger pursuant to which New Core would be merged with a newly-created subsidiary of RDSI and become a wholly-owned subsidiary of RDSI.  A prerequisite of this merger would be the spin-off of RDSI from Rurban, resulting in RDSI becoming a separate independent public company.  This would be followed immediately by the merger of RDSI and New Core.  It is anticipated that New Core shareholders would receive between 15.5% and 26.8% of the shares of the separately reorganized RDSI.

NOTE I:  OTHER INTANGIBLES

On March 31, 2010, the Company’s subsidiary, RDSI, recorded a $568,000 impairment charge on its ITI related software.  At March 31, 2010, it was determined that the amortized cost of the software exceeded the discounted future cash flows related to the software.

NOTE J: DEBT COVENANT

Pursuant to a loan covenant agreement between the Company and First Tennessee Bank, National Association (“FTB”), the Company’s subsidiary bank, The State Bank and Trust Company, certain performance ratios must be maintained.  They include a minimum Tier 1 Capital ratio of 6 percent, a year-to-date ROA of 50 basis points and non-performing loan ratio of less than 2.25 percent.

As of March 31, 2010, the Company was in violation of a debt covenant related to its line of credit as the year-to-date ROA was (0.51) percent and non-performing loans was 3.49 percent.  The covenant violations could result in the note being called by FTB.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Information

Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that are provided to assist in the understanding of anticipated future financial performance.  Forward-looking statements provide current expectations or forecasts of future events and are not guarantees of future performance.  Examples of forward-looking statements include: (a) projections of income or expense, earnings per share, the payments or non-payments of dividends, capital structure and other financial items; (b) statements of plans and objectives of the Company or our management or Board of Directors, including those relating to products or services and those relating to the planned spin-off of RDSI and merger of RDSI with New Core; (c) statements of future economic performance; and (d) statements of future customer attraction or retention; and (e) statements of assumptions underlying such statements.  Words or phrases such as “anticipates,” “believes,” “plans,” “intends,” “expects,” “projects,” “estimates,” “should,” “may,” “would be,” “will allow,” “will likely result,” “ will continue,” “will remain,” or other similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying those statements.  Forward-looking statements are based on management’s expectations and are subject to a number of risks and uncertainties.  Although management believes that the expectations reflected in such forward-looking statements are reasonable, actual results may differ materially from those expressed or implied in such statements.  Risks and uncertainties that could cause actual results to differ materially include, without limitation, changes in interest rates, changes in the competitive environment, and changes in banking regulations or other regulatory or legislative requirements affecting bank holding companies.  Additional detailed information concerning a number of important factors which could cause actual results to differ materially from the forward-looking statements contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations is available in the Company’s filings with the Securities and Exchange Commission, under the Securities Exchange Act of 1934, including the disclosure under the heading “Item 1A. Risk Factors” of Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 and under the heading “Item 1A. Risk Factors” of Part II of this Quarterly Report on Form 10-Q”.  Undue reliance should not be placed on the forward-looking statements, which speak only as of the date hereof.  Except as may be required by law, the Company undertakes no obligation to update any forward-looking statement to reflect unanticipated events or circumstances after the date on which the statement is made.

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

Rurban Investments, Inc. (“RII”) is a Delaware corporation and a wholly-owned subsidiary of the Bank that was incorporated in January 2009.  RII holds agency, mortgage backed, and municipal securities.

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

Recent Developments Related to RDSI

On April 27, 2009, RDSI announced a strategic partnership with New Core Holdings, Inc. d/b/a New Core Banking Systems, headquartered in Birmingham, AL (“New Core”).  As part of this partnership, RDSI and New Core entered into a Reseller Software License and Support Agreement pursuant to which RDSI was granted rights as the exclusive provider of New Core’s Single Source™ software.

RDSI and New Core also entered into an Agreement and Plan of Merger pursuant to which New Core would be merged with a newly-created subsidiary of RDSI and become a wholly-owned subsidiary of RDSI.  A prerequisite of this merger would be the spin-off of RDSI from Rurban, resulting in RDSI becoming a separate independent public company.  This would be followed immediately by the merger of RDSI and New Core.  The spin-off of RDSI and the merger of RDSI and New Core remain subject to the satisfaction of a number of conditions, including the completion and effectiveness of required filings with the Securities Exchange Commission and the final approval of Rurban’s Board of Directors of the spin-off and its terms based on consideration of, among other conditions, applicable market conditions, the fairness opinion provided by its financial advisor, and the impact of the spin-off on the capital structures and the current and anticipated capital needs of each of Rurban and State Bank, on the one hand, and RDSI, on the other hand.

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

On July 28, 2009, RDSI reached an agreement with Fiserv to wind down their licensing relationship.  Pursuant to this agreement, after December 31, 2010, Fiserv will no longer license its Premier suite of products to RDSI and RDSI will exclusively market New Core’s Single Source™ software system.  RDSI customers which presently rely on the Premier platform were provided the option to continue their processing with RDSI and convert to Single Source™, or to move their processing to Fiserv and continue to use Premier.  As of the date of the agreement with Fiserv (July 28, 2009), RDSI had 74 data processing customers using Fiserv’s Premier software.

RDSI also provides item processing services to 43 customers through its DCM division, which generated approximately 18 percent of RDSI’s total revenues in 2009.  The item processing services are provided by RDSI/DCM utilizing software licensed from Bankware and, as a result, has not been and is not expected to be impacted by the agreement with Fiserv or the transition of data processing customers to Single Source™.

Since entering into the agreement with Fiserv, RDSI has transitioned its marketing and sales efforts to offering New Core’s Single Source™ software to its current data processing customers.  However, RDSI has encountered a number of significant issues and challenges in connection with this transition.  These issues and challenges include:

•
RDSI has lost or will lose a significant number of its existing data processing customers in connection with the transition to Single Source™.  As of May 14, 2010, 53 of RDSI’s 74 customers had notified RDSI of their intentions to move their processing away from RDSI, with 29 of these customers having already de-converted from RDSI.  While RDSI currently has 10 contracts from existing RDSI customers (excluding State Bank) to convert to the Single Source™ software and remain with RDSI, and New Core has six contracts with non-RDSI customers to convert to Single Source™, it is currently uncertain as to if and when these customers will be converted to Single Source™ and/or begin to generate revenue for RDSI.

•
RDSI and New Core have encountered significant challenges in converting RDSI’s first customer, State Bank, to Single Source™ due to the fact that the Single Source™ core system is untested in a bank environment of the size and complexity of State Bank.  RDSI has been running Single Source™ as the primary data source for State Bank since the conversion of State Bank to this new core system on March 19, 2010, with State Bank’s previous data processing system also running essentially parallel to the Single Source™ system since the conversion.  Since the conversion of State Bank, RDSI and State Bank have determined that the Single Source™ system needs further enhancements to operate in a number of complex areas.  As the alternatives and necessary enhancements to the Single Source™ software system are considered and addressed by RDSI and New Core, the Boards of Directors of State Bank and RDSI have agreed that State Bank will go back to its previous data processing system operated at RDSI.  It is expected that this transition of State Bank back to its previous data processing system will take approximately 60 days.  No assurances can be given as to if or when State Bank will convert back over to the Single Source™ system.  RDSI is communicating this development to the client banks that have contracted for the installation of Single Source™ software, and this development may delay their conversion dates or result in some or all of these banks electing to seek other processing alternatives.

•
In view of the expected loss of customers and associated revenue by RDSI in connection with its transition to providing Single Source™ software, together with the increased expenses associated with this transition and the contemplated spin-off of RDSI from Rurban and merger of RDSI with New Core, it is anticipated that RDSI will experience a significant net operating loss in 2010, and possibly beyond.  As a result, RDSI has agreed with regulators to seek additional equity and/or debt financing from outside sources unaffiliated with Rurban and State Bank to provide funding to support ongoing operations and business development of RDSI over the short-term and long-term through the end of 2011.  RDSI has further agreed that it will not convert any additional financial institution customers to the Single Source™ until it has secured this additional financing.  No assurances can be given as to if or when RDSI will be able to secure this additional financing on terms acceptable to RDSI.  As a result, it is currently uncertain as to if and when additional customers will be converted to Single Source™ and/or begin to generate revenue for RDSI.

In view of these recent developments relating to RDSI, the Boards of Directors of Rurban and RDSI are in the process of evaluating various strategic alternatives for RDSI to address these issues and uncertainties and to decide upon a strategic direction for RDSI which will best further the interests of shareholders, customers and other relevant constituencies.

Critical Accounting Policies

Note 1 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 describes the significant accounting policies used in the development and presentation of the Company’s financial statements.  The accounting and reporting policies of the Company are in accordance with accounting principles generally accepted in the United States and conform to general practices within the banking industry.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions.  The Company’s financial position and results of operations can be affected by these estimates and assumptions and are integral to the understanding of reported results.  Critical accounting policies are those policies that management believes are the most important to the portrayal of the Company’s financial condition and results, and they require management to make estimates that are difficult, subjective, or complex.

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

Impact of Accounting Changes

None

Three Months Ended March 31, 2010 compared to Three Months Ended March 31, 2009

Net Loss: Net loss for the first quarter of 2010 was $848 thousand or $(0.17) per diluted share, compared to a net income of $1.10 million, or $0.23 per diluted share, for the first quarter of 2009.  The quarter reflects an increase in non-interest expense of $1.32 million and an increase in the provision for loan losses of $896 thousand.  Net interest income was flat versus the prior year at $4.90 million and non-interest income was down $664 thousand.  Non-interest income was negatively impacted by the loss of clients within the RDSI subsidiary.  Non-interest expense was driven by $1.3 million in expenses related to the pending spin-off of RDSI.

Net Interest Income: Net interest income for the first quarter of 2010 was $4.90 million, a decrease of $111 thousand, or 2.22 percent, from the 2009 first quarter.  Average earning assets increased $6.1 million, or 1.1 percent, over the prior-year first quarter.  The increase in earning assets is a result of loan growth over the past twelve months of $10.1 million, or 2.3 percent, reaching $444.1 million at March 31, 2010.  Year-over-year, the net interest margin decreased 9 basis points from 3.67 percent for the first quarter 2009 to 3.58 percent for the first quarter 2010.  The 3.56 percent represents a 19 basis point decline from the linked quarter of 3.77 percent.

Provision for Loan Losses: The provision for loan losses was $1,391,000 for the first quarter of 2010 compared to a $495,000 provision for the first quarter of 2009.  The Company experienced an increase in losses year-over-year, which is reflected in net charge-offs of $2,346,000 compared to $169,000 of net charge-offs in the 2009 first quarter.  For the first quarter ended March 31, 2010, net charge-offs as a percentage of average loans was 2.05 percent annualized.  At quarter-end, consolidated non-performing assets were $16.0 million, or 2.38 percent of total assets, compared with $10.6 million, or 1.59 percent of total assets for the prior-year first quarter.

($ in Thousands)	March 31, 2010	December 31, 2009	March 31, 2009
Net charge-offs	$2,346	$2,547	$167
Non-performing loans	$16,016	$20,319	$10,589
OREO / OAO	$1,616	$1,775	$1,426
Non-performing assets	$11,394	$6,587	$6,270
Non-performing assets / Total assets	2.38%	3.02%	1.59%
Allowance for loan losses / Total loans	1.37%	1.55%	1.23%
Allowance for loan losses / Non-performing assets	37.9%	34.6%	50.5%

Non-interest Income: Non-interest income was $6.78 million for the first quarter of 2010 compared with $7.45 million for the prior-year first quarter, a decrease of $664,500, or 8.92 percent.  The first quarter results were primarily driven by the decrease in data servicing fees relating to the loss of customers by RDSI and lower gains on loan sales.  Those decreases were partially offset by gains on security sales.

Non-interest Expense: Non-interest expense was $11.8 million for the first quarter of 2010, compared with $10.48 million for the first quarter of 2009.  As previously discussed, the quarterly expense was inflated due to the non-cash charges for RDSI related to amortization and impairment for software.

Income Taxes: Income taxes amounted to a benefit of $848,000 for the first quarter of 2010.  The effective tax rate for the first quarter was impacted by the pretax loss and the benefit of tax exempt assets including Municipal securities and Bank Owned Life Insurance.  The effective tax rate for the first quarter of 2009 was 26 percent.

Changes in Financial Condition

March 31, 2010 vs. December 31, 2009

At March 31, 2010, total assets were $673.8 million, which were flat in comparison to the $673.0 million of total assets at December 31, 2009.  Loans held for sale decreased $4.4 million, while loans, net of unearned income, decreased $8.5 million.  The decrease was driven mainly by pay downs on commercial and agricultural loans.

At March 31, 2010, liabilities totaled $612.9 million, an increase of $1.6 million since December 31, 2009.  Of this increase, significant changes include an increase of $7.7 million in total deposits, as savings, interest checking and money market deposits increased $12.7 million, while time deposits decreased $5.0 million.  Advances from the Federal Home Loan Bank and Fed Fund purchases were down $7.6 million from December 31, 2009.

From December 31, 2009 to March 31, 2010, total shareholders’ equity decreased $0.8 million to $60.9 million.  There were no cash dividends paid to shareholders during the March 2010 or December 2009 quarters.

Capital Resources

At March 31, 2010, actual capital levels (in millions) and minimum required levels were as follows:

	Actual		Minimum Required For Capital Adequacy Purposes		Minimum Required To Be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)
Consolidated	$59.0	12.9%	$36.5	8.0%	$-	N/A
State Bank	50.9	11.5	35.4	8.0	44.2	10.0

Both the Company and State Bank were categorized as well capitalized at March 31, 2010.

LIQUIDITY

Liquidity relates primarily to the Company’s ability to fund loan demand, meet deposit customers’ withdrawal requirements and provide for operating expenses.  Assets used to satisfy these needs consist of cash and due from banks, federal funds sold, interest-earning deposits in other financial institutions, securities available-for-sale and loans held for sale.  These assets are commonly referred to as liquid assets.  Liquid assets were $156.7 million at March 31, 2010 compared to $146.8 million at December 31, 2009.

The Company’s commercial real estate, multi-family and residential first mortgage portfolio of $272.0 million at March 31, 2010 and $269.5 million at December 31, 2009, which can and has been used to collateralize borrowings, is an additional source of liquidity.  Management believes the Company’s current liquidity level, without these borrowings, is sufficient to meet its liquidity needs.  At March 31, 2010, all eligible commercial real estate and first mortgage loans were pledged under an FHLB blanket lien.

The cash flow statements for the periods presented provide an indication of the Company’s sources and uses of cash, as well as an indication of the ability of the Company to maintain an adequate level of liquidity.  A discussion of the cash flow statements for the three months ended March 31, 2010 and 2009 follows.

The Company experienced positive cash flows from operating activities for the three months ended March 31, 2010 and negative cash flows for the three months ended March 31, 2009.  Net cash provided in operating activities was $4.85 million for the three months ended March 31, 2010.  Net cash used in operating activities was $6.17 million for the three months ended March 31, 2009.

Net cash flow from investing activities was a provider of cash of $4.33 million and a use of $7.15 million for the three months ended March 31, 2010 and 2009, respectively.  The changes in net cash from investing activities at March 31, 2010 included available-for-sale securities purchases totaling $23.4 million.  These cash payments were offset by $11.8 million in proceeds from maturities of securities and $10.0 million in proceeds from the sales of securities.  The changes in net cash from investing activities at March 31, 2009 included the purchase of securities of $37.7 million, net changes in loans of 15.7 million and the purchases of equipment and software of $640 thousand.  This was partially offset by the proceeds from maturities or calls of securities of $10.9 million and proceeds from the sale of Fed stock of $700 thousand.

Net cash flow from financing activities was $3.4 million and $8.3 million for the three month periods ended March 31, 2010 and 2009, respectively.  The 2010 financing activities included a $12.6 million increase in demand deposits, money market, interest checking and savings accounts, which were offset by a $4.9 million decrease in certificates of deposit.  Offsetting this increase were repayments of Federal Home Loan Bank advances of $2.61 million, and repayment of Fed Fund advances of $5.0 million.  The net cash provided by financing activities at March 31, 2009 was primarily due to proceeds from advances from the FHLB which totaled $2.0 million; and a $4.47 million increase in repurchase agreements.  Deposits increased $3.4 million, with demand deposits, money market, interest checking and savings accounts increasing $12.8 million and certificate of deposit balances decreasing $9.4 million.  Partially offsetting these increases were repayment of FHLB advances of $2.59 million and cash dividends paid to shareholders of $440 thousand.

Off-Balance-Sheet Borrowing Arrangements:

Significant additional off-balance-sheet liquidity is available in the form of FHLB advances, unused federal funds lines from correspondent banks, and a line of credit with a regional bank.  Management expects the risk of changes in off-balance-sheet arrangements to be immaterial to earnings.

Approximately $139.4 million of the Company’s $272.0 million commercial real estate, multi-family and residential first mortgage loans qualify to collateralize FHLB borrowings and have been pledged to meet FHLB collateralization requirements as of March 31, 2010.  Based on the current collateralization requirements of the FHLB, no additional borrowing capacity existed at March 31, 2010. The Company also had $22.3 million in unpledged securities that may be used to pledge for additional borrowings.

At March 31, 2010, the Company had unused federal funds lines totaling $13.5 million.  At December 31, 2009, the Company had $20.5 million in federal funds lines.  Federal funds borrowed at March 31, 2010 and December 31, 2009 totaled $0 and $0, respectively.  The Company also has a $5.0 million line of credit with a regional bank.  Advances on this line totaled $1.5 million and $0 at March 31, 2010 and December 31, 2009 respectively.

The Company’s contractual obligations as of March 31, 2010 consisted of long-term debt obligations, other debt obligations, operating lease obligations and other long-term liabilities.  Long-term debt obligations were comprised of FHLB advances of $32.7 million.  Other debt obligations were comprised of Trust Preferred Securities of $20.6 million.  The Company’s operating lease obligations consist of a lease on the State Bank operations building of $99,600 per year, a lease on the RDSI-North building of $162,000 per year, a lease on the Northtowne branch of State Bank of $60,000 per year and a lease on the RDSI/DCM Lansing facility of $61,000 per year.  Other long-term liabilities were comprised of time deposits of $211.6 million.

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

ITEM 3 Quantitative and Qualitative Disclosures About Market Risk

Management believes there has been no material change in the Company’s market risk since the Company’s Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2009.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended March 31, 2010, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

There are certain risks and uncertainties in our business that could cause our actual results to differ materially from those anticipated.  A detailed discussion of our risk factors is included in “Item 1A. Risk Factors” of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.  The following information updates certain of our risk factors and should be read in conjunction with the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

RDSI will lose a significant number of existing customers and associated revenue in connection with its transition from licensing Fiserv’s Premier software to exclusively marketing and licensing Single Source™ software, and this loss of customers and revenues is expected to result in a net loss by RDSI in 2010 and possibly beyond.

It is anticipated that RDSI will lose a significant number of its existing customers and associated revenue in connection with its transition to providing the Single Source™ software.  Since entering into the agreement with Fiserv on July 28, 2009, RDSI has transitioned its marketing and sales efforts to offering New Core’s Single Source™ software to its current data processing customers.  However, RDSI has lost or will lose a significant number of its existing data processing customers in connection with the transition to Single Source™.  As of May 14, 2010, 53 of RDSI’s 74 customers had notified RDSI of their intentions to move their processing away from RDSI, with 29 of these customers having already de-converted from RDSI.  While  RDSI currently has 10 contracts from existing RDSI customers (excluding State Bank) to convert to the Single Source™ software and remain with RDSI, and New Core has six contracts with non-RDSI customers to convert to Single Source™, it is currently uncertain as to if and when these customers will be converted to Single Source™ and/or begin to generate revenue for RDSI.  In view of the expected loss of customers and associated revenue by RDSI in connection with its transition to providing Single Source™ software, together with the increased expenses associated with this transition and the contemplated spin-off of RDSI from Rurban and merger of RDSI with New Core, it is anticipated that RDSI will experience a significant net operating loss in 2010, and possibly beyond.

RDSI has and may continue to encounter significant challenges in converting client banks to the Single Source™ software.

Single Source™ is a new and relatively unproven software technology, and RDSI has and may continue to encounter significant challenges in the conversion of client banks to Single Source™.  Currently, only two banks are using the Single Source™ software.  One of these banks, which has approximately $350 million in total assets and 16 banking location, has been running Single Source™ since February, 2008.  The second of these banks is Rurban’s subsidiary, State Bank, which was converted to the Single Source™ system on March 19, 2010.  RDSI and New Core have encountered significant challenges in converting RDSI’s first customer, State Bank, to Single Source™ due to the fact that the Single Source™ core system is untested in a bank environment of the size and complexity of State Bank.  RDSI has been running Single Source™ as the primary data source for State Bank since the conversion of State Bank to this new core system on March 19, 2010, with State Bank’s previous data processing system also running essentially parallel to the Single Source™ system since the conversion.  Since the conversion of State Bank, RDSI and State Bank have determined that the Single Source™ system needs further enhancements to operate in a number of complex areas.  As the alternatives and necessary enhancements to the Single Source™ software system are considered and addressed by RDSI and New Core, the Boards of Directors of State Bank and RDSI have agreed that State Bank will go back to its previous data processing system operated at RDSI.  It is expected that this transition of State Bank back to its previous data processing system will take approximately 60 days.  No assurances can be given as to if or when State Bank will convert back over to the Single Source™ system.  RDSI is communicating this development to the client banks that have contracted for the installation of Single Source™ software, and this development may delay their conversion dates or result in some or all of these banks electing to seek other processing alternatives.  In the event that the RDSI and New Core are unable to successfully and timely complete the necessary enhancements to the Single Source™ system identified in connection with the State Bank conversion, or any further enhancements and/or modifications which may become necessary in connection with future conversions of client banks, it is likely to have a material adverse effect on RDSI’s results of operations and financial condition.

RDSI may be unable to secure additional financing on acceptable terms when and to the extent needed to support ongoing operations and planned business development and growth activities.

In view of the expected loss of customers and associated revenue by RDSI in connection with its transition to providing Single Source™ software, together with the increased expenses associated with this transition and the contemplated spin-off of RDSI from Rurban and merger of RDSI with New Core, it is anticipated that RDSI will experience a significant net operating loss in 2010, and possibly beyond.  As a result, RDSI has agreed with regulators to seek additional equity and/or debt financing from outside sources unaffiliated with Rurban and State Bank to provide funding to support ongoing operations and business development of RDSI over the short-term and long-term through the end of 2011.  RDSI has further agreed that it will not convert any additional financial institution customers to the Single Source™ until it has secured this additional financing.  No assurances can be given as to if or when RDSI will be able to secure this additional financing on terms acceptable to RDSI.  In addition, no assurances can be given that RDSI will not be required to obtain additional financing in the future to support ongoing operations and planned business development and growth activities.  RDSI’s ability to secure additional financing will depend upon conditions in the financial and capital markets, economic conditions and a number of other factors, many of which are outside RDSI’s control, and on RDSI’s financial performance and condition.  If RDSI cannot secure additional financing when needed, it is likely to have a material adverse effect on RDSI’s financial condition and results of operations.

The loss of a significant number of bank clients by RDSI may cause the goodwill reflected on RDSI’s balance sheet to become impaired.

The loss of a significant number of bank clients by RDSI may cause the current portion of goodwill reflected on RDSI’s balance sheet to become impaired, which may require RDSI to record a loss through its income statement. The RDSI goodwill was tested for impairment during the first quarter of 2010, and it was determined that there was no impairment at that time.  RDSI will continue to test goodwill for impairment on a quarterly basis going forward.

Failure to complete the planned spin-off of RDSI and the merger of RDSI with New Core could adversely impact the market price of our common shares as well as the business and operating results of the Company and RDSI.

The spin-off of RDSI and the merger of RDSI and New Core remain subject to the satisfaction of a number of conditions, including the completion and effectiveness of required filings with the Securities Exchange Commission and the final approval of Rurban’s Board of Directors of the spin-off and its terms based on consideration of, among other conditions, applicable market conditions, the fairness opinion provided by its financial advisor, and the impact of the spin-off on the capital structures and the current and anticipated capital needs of each of Rurban and State Bank, on the one hand, and RDSI, on the other hand.  If the planned spin-off of RDSI and the merger of RDSI with New Core are not completed for any reason, the price of Rurban common shares may decline to the extent that the market price of the Company’s common shares reflects positive market assumptions that the spin-off and the merger will be completed and the related benefits will be realized.  The Company and RDSI may also be subject to additional risks if the spin-off and the merger are not completed, including the risk that RDSI will not be able to recover the substantial costs incurred in connection with the contemplated spin-off and merger, such as fees for financial advisors, attorneys and auditors, or to obtain repayment in full of the loans and advances made by RDSI to New Core in connection with the planned merger; the risks associated with the potential disruption to the respective businesses of the Company and RDSI and the distraction of their respective workforce and management teams in connection with the planned spin-off and merger; the possible payment of a break-up fee by RDSI to New Core under the terms of the Agreement and Plan of Merger; and the risk of possible legal disputes with New Core that could arise in connection with the failure to complete the merger.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a.	Not applicable

b.	Not applicable

c.	The following table provides information regarding repurchases of the Company’s common shares during the three months ended March 31, 2010:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
Jan. 1 through Jan. 31, 2010	722	$6.92	-	84,346
February 1 through February 28, 2010	-	-	-	84,346
March 1 through March 31, 2010	3,730	$6.00	-	84,346

(1)
All of the repurchased shares, other than the shares repurchased as part of the publicly announced plan, were purchased in the open market by Reliance Financial Services, an indirect subsidiary of the Company, in its capacity as the administrator of the Company’s Employee Stock Ownership and Savings Plan.

(2)
On July 15, 2009, the Company announced that its Board of Directors had authorized an extension to the stock repurchase program for an additional fifteen months.  The original stock repurchase program was announced in April, 2007 for fifteen months authorizing the purchase of 250,000 common shares.  The Company has suspended stock repurchases pursuant to this program pending the planned spin-off of RDSI.

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. [Reserved]

Item 5. Other Information

Not applicable

Item 6. Exhibits

Exhibits

2.1	-
Agreement and Plan of Merger, dated as of April 25, 2009, by and among Rurbanc  Data Services, Inc., NC Merger Corp. and New Core Holdings, Inc. (Incorporated herein by reference to Exhibit 2.1 to Rurban Financial Corp.’s Current Report on Form 8-K filed April 29, 2009 (File No. 0-13507))

2.2	-
First Amendment to Agreement and Plan of Merger, dated as of December 29, 2009, by and among Rurbanc Data Services, Inc., NC Merger Corp. and New Core Holdings, Inc. (Incorporated hereby by reference to Exhibit 2.3 to Rurban Financial Corp.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (File No. 0-13507))

3.1	-
Amended Articles of Rurban Financial Corp., as amended (Incorporated herein by reference to Exhibit 3(a)(i) to Rurban Financial Corp.’s Annual Report on Form 10-K for the fiscal year ended December 31, 1989 (File No. 0-13507))

3.2	-
Certificate of Amendment to the Amended Articles of Rurban Financial Corp. (Incorporated herein by reference to Exhibit 3(b) to Rurban Financial Corp.’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993 (File No. 0-13507))

3.3	-
Certificate of Amendment to the Amended Articles of Rurban Financial Corp. (Incorporated herein by reference to Exhibit 3(c) to Rurban Financial Corp.’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 0-13507))

3.4	-	Amended and Restated Articles of Rurban Financial Corp. [Note: filed for purposes of SEC reporting compliance only – this document has not been filed with the Ohio Secretary of State.]

3.5	-
Amended and Restated Regulations of Rurban Financial Corp. (Incorporated herein by reference to Exhibit 3.5 to Rurban Financial Corp.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (File No. 0-13507))

3.6	-
Certificate Regarding Adoption of Amendment to Section 2.01 of the Amended and Restated Regulations of Rurban Financial Corp. by the Shareholders on April 16, 2009 (Incorporated herein by reference to Exhibit 3.1 to Rurban Financial Corp.’s Current Report on Form 8-K filed April 22, 2009 (File No. 0-13507))

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

RURBAN FINANCIAL CORP.

Date: May 17, 2010	By	/s/ Mark A. Klein
Mark A. Klein
President & Chief Executive Officer

	By	/s/ Anthony V. Cosentino
Anthony V. Cosentino
Executive Vice President &
Chief Financial Officer