Form 10-Q
period 2010-06-30
RURBAN FINANCIAL CORP
filed 2010-10-25
CIK 767405

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
OR

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☐ No   ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  Large Accelerate Filer ☐  Accelerated Filer ☐  Non-Accelerated Filer ☐ Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Shares, without par value	4,861,779 shares
(Class)	(Outstanding at October 25, 2010)

RURBAN FINANCIAL CORP.

FORM 10-Q

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The interim condensed consolidated financial statements of Rurban Financial Corp. (“Rurban” or the “Company”) are unaudited; however, the information contained herein reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of financial condition, results of operations and cash flows for the interim periods presented. Results for the three and six months ended June 30, 2010 are impacted by significant software and equipment impairments related to the Company’s data processing subsidiary. Results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of results for the complete year.

Rurban Financial Corp.
Condensed Consolidated Balance Sheets
June 30, 2010 and December 31, 2009

	June 30	December 31
	2010	2009
	(Unaudited)
ASSETS
Cash and cash equivalents	$20,278,740	$24,824,785
Available-for-sale securities	111,140,374	105,083,112
Loans held for sale	11,649,780	16,857,648
Loans, net of unearned income	437,275,407	452,557,581
Allowance for loan losses	(7,000,513)	(7,030,178)
Premises and equipment, net	15,135,862	16,993,640
Purchased software	600,827	5,338,319
Federal Reserve and Federal Home Loan Bank Stock	3,748,250	3,748,250
Foreclosed assets held for sale, net	1,648,026	1,767,953
Accrued interest receivable	2,339,958	2,324,868
Goodwill	21,414,790	21,414,790
Core deposits and other intangibles	4,577,245	4,977,513
Cash value of life insurance	13,001,493	12,792,045
Other assets	10,536,672	11,398,776

Total assets	$646,346,911	$673,049,102

See notes to condensed consolidated financial statements (unaudited)

Note:	The balance sheet at December 31, 2009 has been derived from the audited consolidated financial statements at that date

Rurban Financial Corp.
Condensed Consolidated Balance Sheets
June 30, 2010 and December 31, 2009

	June 30	December 31
	2010	2009
	(Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
Non interest bearing demand	$57,301,649	$57,229,795
Interest bearing NOW	90,283,830	87,511,973
Savings	45,069,665	43,321,364
Money Market	79,045,113	86,621,953
Time Deposits	210,062,500	216,557,067
Total deposits	481,762,757	491,242,152
Notes payable	3,415,856	2,146,776
Advances from Federal Home Loan Bank	26,046,944	35,266,510
Fed Funds Purchased	10,500,000	5,000,000
Repurchase Agreements	45,602,027	47,042,820
Trust preferred securities	20,620,000	20,620,000
Accrued interest payable	1,378,388	1,507,521
Other liabilities	3,819,772	8,515,668

Total liabilities	593,145,744	611,341,447

Shareholders' Equity
Common stock	12,568,583	12,568,583
Additional paid-in capital	15,179,118	15,186,042
Retained earnings	25,360,487	34,415,316
Accumulated other comprehensive income	1,862,290	1,307,025
Treasury stock	(1,769,311)	(1,769,311)

Total shareholders' equity	53,201,167	61,707,655

Total liabilities and shareholders' equity	$646,346,911	$673,049,102

See notes to condensed consolidated financial statements (unaudited)

Note:	The balance sheet at December 31, 2009 has been derived from the audited consolidated financial statements at that date.

Rurban Financial Corp.
Condensed Consolidated Statements of Operations (Unaudited)
Three Months Ended

	Three Months Ended
	June 30
	2010	2009
Interest income
Loans
Taxable	$6,749,644	$6,855,627
Tax-exempt	17,381	25,390
Securities
Taxable	380,586	1,134,573
Tax-exempt	382,889	244,331
Other	(31,261)	29,745
Total interest income	7,499,239	8,289,666

Interest expense
Deposits	1,285,833	1,657,345
Other borrowings	30,695	33,411
Retail Repurchase Agreements	432,658	431,336
Federal Home Loan Bank advances	289,008	411,556
Trust preferred securities	403,024	394,629
Total interest expense	2,441,218	2,928,277

Net interest income	5,058,021	5,361,389

Provision for loan losses - Bank Only	3,498,710	798,850
Provision for loan losses - RDSI	3,000,000	-

Net interest income / (expense) after provision for loan losses	(1,440,689)	4,562,539

Non-interest income
Data service fees	2,608,769	4,956,034
Trust fees	590,697	641,033
Customer service fees	614,944	649,003
Net gain on sales of loans	609,047	938,345
Net realized gain on sales of securities	-	423,784
Loan servicing fees	130,248	103,863
Gain (loss) on sale or disposal of assets	(1,429)	16,241
Other income	158,552	169,488
Total non-interest income	4,710,828	7,897,791

See notes to condensed consolidated financial statements (unaudited)

Rurban Financial Corp.
Condensed Consolidated Statements of Operations (Unaudited)
Three Months Ended

	Three Months Ended
	June 30
	2010	2009
Non-interest expense
Salaries and employee benefits	4,902,735	5,298,604
Net occupancy expense	566,468	865,599
FDIC Insurance expense	197,913	46,120
Equipment expense	2,385,561	1,698,905
Software and fixed asset impairment	4,323,696	-
Data processing fees	229,478	208,726
Professional fees	561,209	642,988
Marketing expense	112,625	234,557
Printing and office supplies	97,326	117,335
Telephone and communication	339,341	399,835
Postage and delivery expense	456,430	514,490
State, local and other taxes	(156,595)	233,157
Employee expense	227,304	257,204
OREO Impairment	215,000	-
Other expenses	1,631,111	590,537
Total non-interest expense	16,089,602	11,108,057

Income / (loss) before income tax expense / (benefit)	(12,819,463)	1,352,273
Income tax expense/(benefit)	(4,612,572)	348,687

Net income (loss)	$(8,206,891)	$1,003,586

Earnings (loss) per common share:
Basic	$(1.69)	$0.20
Diluted	$(1.69)	$0.20

See notes to condensed consolidated financial statements (unaudited)

Rurban Financial Corp.
Condensed Consolidated Statements of Operations (Unaudited)
Six Months Ended

	Six Months Ended
	June 30
	2010	2009
Interest income
Loans
Taxable	$13,161,226	$13,670,260
Tax-exempt	36,296	50,847
Securities
Taxable	1,082,841	2,214,070
Tax-exempt	701,952	472,215
Other	187	29,877
Total interest income	14,982,502	16,437,269

Interest expense
Deposits	2,660,124	3,555,649
Other borrowings	68,778	47,803
Retail Repurchase Agreements	859,625	858,823
Federal Home Loan Bank advances	641,825	804,128
Trust preferred securities	789,648	793,614
Total interest expense	5,020,000	6,060,017

Net interest income	9,962,502	10,377,252

Provision for loan losses - Bank Only	4,890,143	1,293,992
Provision for loan losses - RDSI	3,000,000	-

Net interest income after provision for loan losses	2,072,359	9,083,260

Non-interest income
Data service fees	6,638,175	9,928,583
Trust fees	1,233,483	1,224,656
Customer service fees	1,202,345	1,223,702
Net gain on sales of loans	1,326,061	2,016,392
Net realized gain on sales of securities	451,474	477,591
Investment securities recoveries	73,774	-
Loan servicing fees	284,090	171,736
(Loss) on sale or disposal of assets	(30,081)	(42,414)
Other income	314,533	345,050
Total non-interest income	11,493,854	15,345,296

See notes to condensed consolidated financial statements (unaudited)

Rurban Financial Corp.
Condensed Consolidated Statements of Operations (Unaudited)
Six Months Ended

	Six Months Ended
	June 30
	2010	2009
Non-interest expense
Salaries and employee benefits	10,006,275	10,222,726
Net occupancy expense	1,152,691	1,195,457
FDIC Insurance expense	416,816	388,663
Equipment expense	4,550,662	3,312,298
Software and fixed asset impairment	4,892,231	-
Data processing fees	424,264	344,462
Professional fees	1,204,019	1,141,043
Marketing expense	190,226	423,303
Printing and office supplies	258,428	331,877
Telephone and communication	725,547	806,228
Postage and delivery expense	1,026,863	1,123,512
State, local and other taxes	(35,556)	466,053
Employee expense	507,229	517,142
OREO Impairment	215,000	-
Other expenses	2,346,605	1,310,317
Total non-interest expense	27,881,300	21,583,081

Income (loss) before income tax expense / (benefit)	(14,315,087)	2,845,475
Income tax expense/(benefit)	(5,260,258)	738,336

Net income (loss)	$(9,054,829)	$2,107,139

Earnings (loss) per common share:
Basic	$(1.86)	$0.43
Diluted	$(1.86)	$0.43

See notes to condensed consolidated financial statements (unaudited)

RURBAN FINANCIAL CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’
EQUITY (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009

Balance at beginning of period	$60,854,543	$63,620,510	$61,707,655	$61,662,004

Net Income / (Loss)	(8,206,891)	1,003,586	(9,054,829)	2,107,139

Unrealized gains (losses) on securities
Unrealized holding gains (losses) arising during the year, net of tax	604,066	(464,173)	853,239	915,432
Less: reclassification adjustment for gains realized in net income, net of tax	-	279,697	297,974	315,210
Total comprehensive income / (loss)	(7,602,825)	259,716	(8,499,564)	2,707,361

Cash dividend	-	(438,333)	-	(877,291)

Purchase of treasury shares	-	(59,246)	-	(139,494)

Share-based compensation	(50,551)	30,066	(6,924)	60,133

Balance at end of period	$53,201,167	$63,412,713	$53,201,167	$63,412,713

Dividends declared per share	$-	$0.09	$-	$0.18

See notes to condensed consolidated financial statements (unaudited)

Rurban Financial Corp.
Condensed Consolidated Statements of Cash Flows (Unaudited)
Six Months Ended

	June 30, 2010	June 30, 2009

Operating Activities
Net income/(loss)	$(9,054,829)	$2,107,139
Items not requiring (providing) cash
Depreciation and amortization	2,492,871	1,830,970
Provision for loan losses	7,890,143	1,293,922
Expense of share-based compensation plan	(6,924)	60,133
Amortization of premiums and discounts on securities	653,169	324,964
Amortization of intangible assets	400,268	443,822
Deferred income taxes	(3,001,762)	(984,182)
Proceeds from sale of loans held for sale	117,528,701	204,379,921
Originations of loans held for sale	(110,994,772)	(211,849,075)
Gain from sale of loans	(1,326,061)	(2,016,392)
Gain on available for sale securities	(451,474)	(477,591)
Software and fixed asset impairment	4,892,231	-
OREO impairment	215,000	-
Loss on sale of foreclosed assets	17,887	15,414
Loss on sales of fixed assets	12,194	27,000
Changes in
Interest receivable	(15,090)	451,877
Other assets	519,381	(1,903,768)
Interest payable and other liabilities	(2,109,313)	(583,503)

Net cash from / (used in) operating activities	7,661,620	(6,879,349)

Investing Activities
Purchases of available-for-sale securities	(41,525,452)	(44,042,933)
Proceeds from maturities of available-for-sale securities	26,112,083	21,932,628
Proceeds from sales of available-for-sale securities	9,995,724	15,790,787
Proceeds from sales of Fed Stock	-	700,000
Purchase of FHLB Stock	-	(204,150)
Net change in loans	4,371,388	8,095,458
Purchase of premises and equipment and software	(1,294,300)	(613,597)
Proceeds from sales of premises and equipment	504,468	40,877
Proceeds from sale of foreclosed assets	2,999,099	321,231

Net cash from / (used in ) investing activities	$1,163,010	$2,020,301

See notes to condensed consolidated financial statements (unaudited)

Rurban Financial Corp.
Condensed Consolidated Statements of Cash Flows (Unaudited) (continued)
Six Months Ended

	June 30, 2010	June 30, 2009

Financing Activities
Net increase/(decrease) in demand deposits, money market, interest checking and savings accounts	$(2,984,828)	$11,731,106
Net decrease in certificates of deposit	(6,494,567)	(22,958,151)
Net decrease in securities sold under agreements to repurchase	(1,440,793)	(722,346)
Net increase in federal funds purchased	5,500,000	10,000,000
Proceeds from Federal Home Loan Bank advances	2,000,000	7,500,000
Repayment of Federal Home Loan Bank advances	(11,219,566)	(3,680,481)
Proceeds from notes payable	2,250,000	4,200,000
Repayment of notes payable	(980,920)	(2,636,313)
Purchase of treasury stock	-	(139,494)
Dividends paid	-	(877,291)

Net cash from / (used in) financing activities	(13,370,674)	2,417,030

Decrease in Cash and Cash Equivalents	(4,546,045)	(2,442,018)

Cash and Cash Equivalents, Beginning of Year	24,824,785	28,059,532

Cash and Cash Equivalents, End of Period	$20,278,740	$25,617,514

Supplemental Cash Flows Information

Interest paid	$5,149,133	$6,275,766

Transfer of loans to foreclosed assets	$2,897,059	$297,042

See notes to condensed consolidated financial statements (unaudited)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE A—BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements reflect all adjustments that are, in the opinion of management, necessary to fairly present the financial position, results of operations and cash flows of Rurban Financial Corp. (the “Company”). Results for the three and six months ended June 30, 2010 are impacted by significant software and equipment impairments related to the Company’s data processing subsidiary. Results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of results for the complete year.

The condensed consolidated balance sheet of the Company as of December 31, 2009 has been derived from the audited consolidated balance sheet of the Company as of that date. For further information, refer to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

NOTE B—EARNINGS PER SHARE

Earnings per share (EPS) has been computed based on the weighted average number of shares outstanding during the periods presented. For the periods ended June 30, 2010 and 2009, share based awards totaling 404,213 and 327,263 common shares, respectively, were not considered in computing EPS as they were anti-dilutive. The number of shares used in the computation of basic and diluted earnings per share were:
	Three Months Ended		Six Months Ended
	June 30		June 30
	2010	2009	2010	2009
Basic earnings per share	4,861,779	4,868,063	4,861,779	4,871,978
Diluted earnings per share	4,861,779	4,868,063	4,861,779	4,871,978

NOTE C – LOANS, RISK ELEMENTS AND ALLOWANCE FOR LOAN LOSSES

Total loans on the balance sheet are comprised of the following classifications:

	June 30, 2010	December 31, 2009
Commercial	$79,129,809	$84,462,860
Commercial real estate	175,054,896	179,909,135
Agricultural	39,582,159	41,485,301
Residential real estate	90,675,563	92,971,599
Consumer	52,863,188	53,655,238
Lease financing	249,273	221,190
Total loans	437,554,888	452,885,323
Less
Net deferred loan fees, premiums and discounts	(279,481)	(327,742)

Loans, net of unearned income	$437,275,407	$452,557,581
Allowance for loan losses	$(7,000,513)	$(7,030,178)

The following is a summary of the activity in the allowance for loan losses account for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Balance, beginning of period	$6,075,126	$5,348,952	$7,030,178	$5,020,197
Provision charged to expense	6,498,710	798,850	7,890,143	1,293,992
Recoveries	106,770	60,921	240,503	81,915
Loans charged off	(5,680,093)	(335,577)	(8,160,311)	(522,958)
Balance, end of period	$7,000,513	$5,873,146	$7,000,513	$5,873,146

The following schedule summarizes nonaccrual, past due and impaired loans:

	June 30,	December 31,
	2010	2009
Non-accrual loans	$12,401,498	$18,543,368

Accruing loans which are contractually past due 90 days or more as to interest or principal payments	0	0
Total non-performing loans	$12,401,498	$18,543,368

Individual loans determined to be impaired were as follows:

	June 30, 2010	December 31, 2009

Loans with no allowance for loan losses allocated	$1,726,714	$1,099,912
Loans with allowance for loan losses allocated	9,182,108	14,912,035
Total impaired loans	$10,908,822	$16,011,947

Amount of allowance for loan losses allocated	$2,281,302	$3,041,967

NOTE D – NEW ACCOUNTING PRONOUNCEMENTS

In June 2009, the Financial Accounting Standards Board (the “FASB”) issued new guidance relating to the accounting for transfers of financial assets. The new guidance was adopted into the FASB’s Accounting Standards Codification (“ASC”) in December 2009 through the issuance of Accounting Standards Update (“ASU”) 2009-16. The new standard provides guidance to improve the relevance, representational faithfulness, and comparability of the information that an entity provides in its financial statements about: a transfer of financial assets; the effects of a transfer of financial assets on the entity’s financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. The Company has adopted the new guidance for 2010 and has determined it to have no effect on the consolidated financial statements.

FASB ASU 2010-20, “Receivables: Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” (ASC Topic 310), issued on July 21, 2010, concerns improved disclosures regarding the credit quality in a financial institution’s loan portfolio. The guidance requires additional disaggregation of the credit portfolio by portfolio segment and class of receivable, a revised roll forward of the allowance for credit losses, presentation of the credit portfolio by credit quality indicators, an aging schedule of past due receivables, disclosure of troubled debt restructurings and purchases and sales of receivables by portfolio segment. The period-end disclosures are effective for periods ending on or after December 15, 2010 (December 31, 2010 for the Company). The activity disclosures are effective for periods beginning on or after December 15, 2010 (January 1, 2011 for the Company). The adoption of FASB ASU 2010-20 is not expected to have a material effect on the Company’s financial condition or results of operations.

NOTE E – SEGMENT INFORMATION

The Company has two reportable segments: (1) banking; and (2) data processing, which are determined by the products and services offered. “Other” segment information includes the accounts of the holding company, Rurban Financial Corp. (“Rurban”), which provides management and operational services to its subsidiaries. Segment results for the three and six months ended June 30, 2010 and 2009 were as follows:

NOTE E — SEGMENT INFORMATION (Continued)

As of and for the three months ended June 30, 2010

		Data		Total	Intersegment	Consolidated
Income statement information:	Banking	Processing	Other	Segments	Elimination	Totals

Net interest income (expense)	$5,639,927	$(210,558)	$(371,348)	$5,058,021		$5,058,021

Non-interest income – external customers	2,081,469	2,608,768	20,591	4,710,828		4,710,828

Non-interest income - other segments	24,738	226,343	155,319	406,400	(406,400)	-

Total revenue	7,746,134	2,624,553	(195,438)	10,175,249	(406,400)	9,768,849

Non-interest expense	6,641,773	9,576,293	277,936	16,496,002	(406,400)	16,089,602

Significant non-cash items:
Depreciation and amortization	247,925	848,212	15,648	1,111,785	-	1,111,785
Fixed asset & software impairment	-	4,323,696	-	4,323,696	-	4,323,696
Provision for loan losses	3,498,710	3,000,000	-	6,498,710	-	6,498,710

Income tax expense (benefit)	(914,787)	(3,505,992)	(191,793)	(4,612,572)	-	(4,612,572)

Segment profit (loss)	$(1,479,562)	$(6,445,748)	$(281,581)	$(8,206,891)	$-	$(8,206,891)

Balance sheet information:
Total assets	$634,047,112	$13,063,769	$5,456,742	$652,567,623	$(6,220,712)	$646,346,911

Goodwill and intangibles	$19,151,849	$6,840,186	$-	$25,992,035	$-	$25,992,035

Premises and equipment expenditures	$25,688	$515,342	$-	$541,030	$-	$541,030

NOTE E — SEGMENT INFORMATION (Continued)

As of and for the three months ended June 30, 2009

		Data		Total	Intersegment	Consolidated
Income statement information:	Banking	Processing	Other	Segments	Elimination	Totals

Net interest income (expense)	$5,789,863	$(34,003)	$(394,471)	$5,361,389		$5,361,389

Non-interest income - external customers	2,917,326	4,959,034	21,431	7,897,791		7,897,791

Non-interest income - other segments	24,164	391,439	355,002	770,605	(770,605)	-

Total revenue	8,731,353	5,316,470	(18,038)	14,029,785	(770,605)	13,259,180

Non-interest expense	6,506,659	4,394,358	977,645	11,878,662	(770,605)	11,108,057

Significant non-cash items:
Depreciation and amortization	260,966	638,417	25,027	924,410	-	924,410
Provision for loan losses	798,850	-	-	798,850	-	798,850

Income tax expense (benefit)	379,246	313,518	(344,077)	348,687	-	348,687

Segment profit (loss)	$1,046,598	$608,594	$(651,606)	$1,003,586	$-	$1,003,586

Balance sheet information:
Total assets	$639,781,723	$22,837,374	$3,753,803	$666,372,900	$(4,827,945)	$661,544,955

Goodwill and intangibles	$19,792,840	$7,014,064	$-	$26,806,904	$-	$26,806,904

Premises and equipment expenditures	$226,491	$25,854	$13,981	$266,326	$-	$266,326

NOTE E — SEGMENT INFORMATION (Continued)

As of and for the six months ended June 30, 2010

		Data		Total	Intersegment	Consolidated
Income statement information:	Banking	Processing	Other	Segments	Elimination	Totals

Net interest income (expense)	$10,980,625	$(271,961)	$(746,162)	$9,962,502		$9,962,502

Non-interest income - external customers	4,777,802	6,638,175	77,877	11,493,854		11,493,854

Non-interest income - other segments	49,810	596,153	428,773	1,074,736	(1,074,736)	-

Total revenue	15,808,237	6,962,367	(239,512)	22,531,092	(1,074,736)	21,456,356

Non-interest expense	12,702,246	15,245,545	1,008,245	28,956,036	(1,074,736)	27,881,300

Significant non-cash items:
Depreciation and amortization	506,447	2,564,909	31,512	3,102,868	-	3,102,868
Fixed asset & software impairment	-	4,892,231	-	4,892,231	-	4,892,231
Provision for loan losses	4,890,143	3,000,000	-	7,890,143	-	7,890,143

Income tax expense (benefit)	(842,958)	(3,958,681)	(458,619)	(5,260,258)	-	(5,260,258)

Segment profit (loss)	$(941,194)	$(7,324,497)	$(789,138)	$(9,054,829)	$-	$(9,054,829)

Balance sheet information:
Total assets	$634,047,112	$13,063,769	$5,456,742	$652,567,623	$(6,220,712)	$646,346,911

Goodwill and intangibles	$19,151,849	$6,840,186	$-	$25,992,035	$-	$25,992,035

NOTE E — SEGMENT INFORMATION (Continued)

As of and for the six months ended June 30, 2009

		Data		Total	Intersegment	Consolidated
Income statement information:	Banking	Processing	Other	Segments	Elimination	Totals

Net interest income (expense)	$11,229,516	$(59,078)	$(793,186)	$10,377,252		$10,377,252

Non-interest income - external customers	5,399,246	9,903,705	42,345	15,345,296		15,345,296

Non-interest income - other segments	44,036	819,455	733,595	1,597,086	(1,597,086)	-

Total revenue	16,672,798	10,664,082	(17,246)	27,319,634	(1,597,086)	25,722,548

Non-interest expense	12,814,443	8,579,138	1,786,586	23,180,167	(1,597,086)	21,583,081

Significant non-cash items:
Depreciation and amortization	531,084	1,250,373	49,513	1,830,970	-	1,830,970
Provision for loan losses	1,293,992	-	-	1,293,992	-	1,293,992

Income tax expense (benefit)	654,308	708,881	(624,853)	738,336	-	738,336

Segment profit (loss)	$1,910,055	$1,376,063	$(1,178,979)	$2,107,139	$-	$2,107,139

Balance sheet information:
Total assets	$639,781,723	$22,837,374	$3,753,803	$666,372,900	$(4,827,945)	$661,544,955

Goodwill and intangibles	$19,792,840	$7,014,064	$-	$26,806,904	$-	$26,806,904

Premises and equipment expenditures	$323,136	$251,289	$39,172	$613,597	$-	$613,597

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

Level 2
Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities

Available-for-Sale Securities

The fair value of the Company’s available-for-sale securities is determined by various valuation methodologies. Level 2 securities include U.S. treasury and government agencies, mortgage-backed securities, and obligations of political and state subdivisions. Level 2 inputs do not include quoted prices for individual securities in active markets; however, they do include inputs that are either directly or indirectly observable for the individual security being valued. Such observable inputs include interest rates and yield curves at commonly quoted intervals, volatilities, prepayment speeds, credit risks and default rates. Also included are inputs derived principally from or corroborated by observable market data by correlation or other means.

The following table presents the fair value measurements of the Company’s assets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2010 and December 31, 2009:

	Fair Value Measurements Using:
Description	Fair Values at 6/30/2010	(Level 1)	(Level 2)	(Level 3)
Available-for-Sale Securities
U.S. Treasury and Government Agencies	$33,309,532	-	$33,309,532	-
Mortgage-backed securities	41,621,064	-	41,621,064	-
State and political subdivisions	35,799,246	-	35,799,246	-
Money Market Mutual Funds	387,538	387,538	-	-
Equity securities	23,000	23,000	-	-

	Fair Value Measurements Using:
Description	Fair Values at 12/31/2009	(Level 1)	(Level 2)	(Level 3)
Available-for-Sale Securities
U.S. Treasury and Government Agencies	$12,943,649	-	$12,943,649	-
Mortgage-backed securities	52,246,278	-	52,246,278	-
State and political subdivisions	31,537,006	-	31,537,006	-
Money Market Mutual Funds	8,333,179	8,333,179	-	-
Equity securities	23,000	23,000	-	-

Impaired Loans

Loans for which it is probable the Company will not collect all principal and interest due according to contractual terms are measured for impairment. Allowable methods for estimating fair value include using the fair value of the collateral for collateral dependent loans, or where a loan is determined not to be collateral dependent, using the discounted cash flow method. If the impaired loan is collateral dependent, then the fair value method of measuring the amount of impairment is utilized. This method requires obtaining an independent appraisal of the collateral and applying a discount factor to the value based on the Company’s loan review policy. All impaired loans held by the Company were collateral dependent at June 30, 2010 and December 31, 2009.

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

Foreclosed Assets Held For Sale

Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value (based on current appraised value) at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Management has determined fair value measurements on other real estate owned primarily through evaluations of appraisals performed, as well as current and past offers for the other real estate under evaluation.

The following table presents the fair value measurements of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2010 and December 31, 2009:

	Fair Value Measurements Using:
Description	Fair Values at 6/30/2010	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$6,255,000	-	-	$6,255,000
Mortgage Servicing Rights	$2,140,000	-	-	$2,140,000
Foreclosed Assets (HFS)	$690,000	-	-	$690,000

	Fair Value Measurements Using:
Description	Fair Values at 12/31/2009	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$9,113,369	-	-	$9,113,369
Mortgage Servicing Rights	$1,955,153	-	-	$1,955,153
Foreclosed Assets (HFS)	$356,455	-	-	$356,455

There were no changes in the inputs or methodologies used to determine fair value during the quarter ended June 30, 2010 as compared to the quarter ended December 31, 2009.

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

Loans

The estimated fair value for loans receivable, including loans held for sale, net, is based on estimates of the interest rate that Rurban’s wholly-owned subsidiary, The State Bank and Trust Company (“State Bank”) would charge for similar loans at June 30, 2010 and December 31, 2009, applied for the time period until the loans are assumed to re-price or be paid.

Deposits and Other Borrowings

Deposits include demand deposits, savings accounts, NOW accounts and certain money market deposits. The carrying amount approximates the fair value. The estimated fair value for fixed-maturity time deposits, as well as borrowings, is based on estimates of the interest rate State Bank could pay on similar instruments with similar terms and maturities at June 30, 2010 and December 31, 2009.

The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. The estimated fair value for other financial instruments and off-balance-sheet loan commitments were not material at June 30, 2010 or December 31, 2009.

	June 30, 2010
	Carrying	Fair
	Amount	Value

Financial assets
Cash and cash equivalents	$20,278,740	$20,279,000
Available-for-sale securities	111,140,374	111,140,000
Loans held for sale	11,649,780	11,928,000
Loans, net of allowance for loan losses	430,274,894	433,513,000
Federal Reserve and FHLB Bank stock	3,748,250	3,748,000
Accrued interest receivable	2,339,958	2,340,000

Financial liabilities
Deposits	$481,762,757	$481,323,000
Short-term borrowings	56,102,027	57,022,000
Notes payable	3,415,856	3,442,000
FHLB advances	26,046,944	26,959,000
Trust preferred securities	20,620,000	21,049,000
Accrued interest payable	1,378,388	1,378,000

	December 31, 2009
	Carrying	Fair
	Amount	Value

Financial assets
Cash and cash equivalents	$24,824,785	$24,825,000
Available-for-sale securities	105,083,112	105,083,000
Loans held for sale	16,857,648	17,070,000
Loans, net of allowance for loan losses	445,527,403	446,266,000
Federal Reserve and FHLB Bank stock	3,748,250	3,748,000
Accrued interest receivable	2,324,868	2,325,000

Financial liabilities
Deposits	$491,242,152	$494,536,000
Short-term borrowings	52,042,820	53,670,000
Notes payable	2,146,776	2,128,000
FHLB advances	35,266,510	36,476,000
Trust preferred securities	20,620,000	20,571,000
Accrued interest payable	1,507,521	1,508,000

NOTE G - SECURITIES

The amortized cost and approximate fair value of the Company’s available-for sale securities at June 30, 2010 and December 31, 2009 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
Available-for-Sale Securities:
June 30, 2010
U.S. Treasury and Government agencies	$33,111,639	$226,574	$(28,681)	$33,309,532
Mortgage-backed securities	40,373,263	1,517,511	(269,710)	41,621,064
State and political subdivisions	34,423,283	1,466,844	(90,887)	35,799,240
Equity securities	23,000	-	-	23,000
Money market mutual funds	387,538	-	-	387,538

	$108,318,723	$3,210,929	$(389,278)	$111,140,374

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
Available-for-Sale Securities:
December 31, 2009
U.S. Treasury and Government agencies	$13,215,086	$5,359	$(276,796)	$12,943,649
Mortgage-backed securities	50,877,903	1,792,894	(424,519)	52,246,278
State and political subdivisions	30,653,604	984,833	(101,431)	31,537,006
Equity securities	23,000	-	-	23,000
Money market mutual funds	8,333,179	-	-	8,333,179

	$103,102,772	$2,783,086	$(802,746)	$105,083,112

The amortized cost and fair value of securities available for sale at June 30, 2010, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale
	Amortized	Fair
	Cost	Value

Within one year	$884,741	$893,912
Due after one year through five years	12,165,108	12,365,465
Due after five years through ten years	18,996,077	19,462,481
Due after ten years	35,488,996	36,386,914
	67,534,922	69,108,772

Mortgage-backed securities, equity securities and money market mutual funds	40,783,801	42,031,602

Totals	$108,318,723	$111,140,374

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was $30,009,592 at June 30, 2010. The carrying value of securities delivered for repurchase agreements was $53,921,595 at June 30, 2010.

Gross gains of $451,474 resulting from sales of available-for-sale securities were realized as of June 30, 2010. The tax expense for net security gains for June 30, 2010 was $153,501. For the first six months of 2009, gross gains of $477,591 were realized with tax expense of $162,381.

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. At June 30, 2010 and December 31, 2009, the total fair value of these investments was $17,962,390 and $20,140,212, respectively, which was approximately 16 percent and 19 percent, respectively, of the Company’s available-for-sale investment portfolio. Based on management’s evaluation of available evidence, including recent changes in market interest rates, credit rating information and information obtained from regulatory filings, management believes the declines in fair value for these securities are temporary. Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.

Securities with unrealized losses at June 30, 2010 and December 31, 2009 are as follows:

June 30, 2010	Less than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Available-for-Sale Securities:
U.S. Treasury and Government agencies	$9,907,459	$(28,681)	$-	$-	$9,907,459	$(28,681)
Mortgage-backed securities	3,039,898	(97,454)	2,186,148	(172,256)	5,226,046	(269,710)
State and political subdivisions	1,818,870	(64,526)	1,010,015	(26,361)	2,828,885	(90,887)

	$14,766,227	$(190,661)	$3,196,163	$(198,617)	$17,962,390	$(389,278)

December 31, 2009	Less than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Available-for-Sale
U.S. Treasury and Government agencies	$12,837,085	$(276,796)	$-	$-	$12,837,085	$(276,796)
Mortgage-backed securities	1,263,285	(15,539)	2,255,050	(408,980)	3,518,335	(424,519)
State and political subdivisions	2,792,842	(56,693)	991,950	(44,738)	3,784,792	(101,431)

	$16,893,212	$(349,028)	$3,247,000	$(453,718)	$20,140,212	$(802,746)

The total unrealized losses on the mortgage-backed securities portfolio were derived from three private label senior tranche CMO securities. Management evaluates securities for other-than-temporary impairment (OTTI) at least on a quarterly basis, and more frequently when economic or market concern warrants such evaluation. When the Company does not intend to sell a debt security, and it is more likely than not that the Company will not have to sell the security before recovery of its cost basis, it recognizes the credit component of an OTTI of the debt security in earnings and the remaining portion in other comprehensive income. For held-to-maturity debt securities, the amount of an OTTI recorded in other comprehensive income for the noncredit portion of a previous OTTI is amortized prospectively over the remaining life of the security on the basis of the timing of future estimated cash flows of the security. As of June 30, 2010, management has determined there to be no OTTI on these CMO securities.

The total unrealized loss on the municipal security portfolio was due to the holding of several municipal securities, all with individually insignificant losses.

NOTE H – RDSI AND NEW CORE RELATIONSHIP

On April 27, 2009, the Company announced a transaction between its data and item processing subsidiary, Rurbanc Data Services, Inc. d/b/a RDSI Banking Systems (“RDSI”) and New Core Holdings, Inc. d/b/a New Core Banking Systems, headquartered in Birmingham, AL (“New Core”). As part of this transaction, RDSI and New Core entered into a Reseller Software License and Support Agreement pursuant to which RDSI was granted rights as the exclusive provider of New Core’s Single Source™ software. RDSI and New Core also entered into an Agreement and Plan of Merger pursuant to which New Core would be merged with a newly-created subsidiary of RDSI and become a wholly-owned subsidiary of RDSI. A prerequisite of this merger would be the spin-off of RDSI from Rurban, resulting in RDSI becoming a separate independent public company. This would be followed immediately by the merger of RDSI and New Core. On July 28, 2010, the Company announced that it had determined that the planned spin-off of RDSI and merger with New Core cannot be successfully completed, and RDSI is working with New Core to address a wind-down of their relationships to enable both companies to pursue their strategic directions.

NOTE I:  OTHER INTANGIBLES

On July 28, 2010, the Company announced that it had determined that the planned spin-off of RDSI and merger of RDSI with New Core cannot be successfully completed. As a result of this determination, together with the loss of RDSI’s data processing client base and associated revenue, the Company recorded a $5.6 million pre-tax charge in the second quarter of 2010 for impairment and write-downs of software, hardware and development costs related to the data processing business of RDSI.

NOTE J: DEBT COVENANT

Pursuant to a loan covenant agreement between the Company and First Tennessee Bank, National Association (“FTB”), State Bank must maintain certain performance ratios, including a minimum Tier 1 Capital ratio of 6 percent, a year-to-date return on assets (ROA) of 50 basis points and a non-performing asset ratio (calculated as non-performing loans plus OREO divided by total loans plus OREO) of less than 2.25 percent. At June 30, 2010, the total amount of the loan commitment was $5 million, with $1.7 million drawn.

As of June 30, 2010, the Company was in violation of two debt covenants related to this agreement, as State Bank’s year-to-date ROA was (0.26) percent and non-performing asset ratio was 3.02 percent. The covenant violations could result in the note being called by FTB. This loan commitment was renewed on June 30, 2010 and is scheduled to mature on June 30, 2011.

NOTE K: GOODWILL

Goodwill is related to both our banking and data processing segments. We evaluate the fair value of our banking and data processing segments versus the carrying value as of each fiscal year end or more frequently if events or changes in circumstances indicate that the carrying value may exceed the fair value. The discount factors used in present value calculations are updated annually. We also use available market value information to evaluate fair value. The Company chose to evaluate the fair value of both of our segments as of June 30, 2010. The results of this independent fair value evaluation resulted in no impairment in either segment.

For The State Bank and Trust Company, an Equity Value Analysis was completed using the expected net income and free cash flow over the next five years. Based upon this analysis, the concluded Fair Value of Equity exceeded the carrying value of equity.

For RDSI, the Fair Value of Equity was less than the carrying value of equity which required that a Step 2 Analysis of the goodwill on RDSI would need to be reviewed for impairment. After the Step 2 analysis, which used the expected future net income and cash flow for this business segment, no impairment of goodwill was indicated. Should the cash flow and net income expectations for RDSI change, a goodwill impairment may be determined.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Information

Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that are provided to assist in the understanding of anticipated future financial performance. Forward-looking statements provide current expectations or forecasts of future events and are not guarantees of future performance. Examples of forward-looking statements include: (a) projections of income or expense, earnings per share, the payments or non-payments of dividends, capital structure and other financial items; (b) statements of plans and objectives of the Company or our management or Board of Directors, including those relating to products or services; (c) statements of future economic performance; and (d) statements of assumptions underlying such statements.  Words such as “anticipates,” “believes,” “plans,” “intends,” “expects,” “projects,” “estimates,” “should,” “may,” “would be,” “will allow,” “will likely result,” “will continue,” “will remain,” or other similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying those statements. Forward-looking statements are based on management’s expectations and are subject to a number of risks and uncertainties. Although management believes that the expectations reflected in such forward-looking statements are reasonable, actual results may differ materially from those expressed or implied in such statements. Risks and uncertainties that could cause actual results to differ materially include, without limitation, changes in interest rates, changes in the competitive environment, and changes in banking regulations or other regulatory or legislative requirements affecting bank holding companies. Additional detailed information concerning a number of important factors which could cause actual results to differ materially from the forward-looking statements contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations is available in the Company’s filings with the Securities and Exchange Commission, including the disclosure under the heading “Item 1A. Risk Factors” of Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, in “Item 1A. Risk Factors” of Part II of the Company’s Quarterly Report on form 10-Q for the fiscal quarter ended June 30, 2010 and in “Item 1A. Risk Factors” of Part II of this Quarterly Report on Form 10-Q. Undue reliance should not be placed on the forward-looking statements, which speak only as of the date hereof. Except as may be required by law, the Company undertakes no obligation to update any forward-looking statement to reflect unanticipated events or circumstances after the date on which the statement is made.

Overview of Rurban

Rurban Financial Corp. (“Rurban”) is a bank holding company registered with the Federal Reserve Board. Rurban’s wholly-owned subsidiary, The State Bank and Trust Company (“State Bank”), is engaged in commercial banking. Rurban’s technology subsidiary, Rurbanc Data Services, Inc. (“RDSI”), provides computerized data and item processing services to community banks and businesses.

Rurban Statutory Trust I (“RST”) was established in August 2000. In September 2000, RST completed a pooled private offering of 10,000 Trust Preferred Securities with a liquidation amount of $1,000 per security. The proceeds of the offering were loaned to Rurban in exchange for junior subordinated debentures of Rurban with terms substantially similar to the Trust Preferred Securities. The sole assets of RST are the junior subordinated debentures, and the back-up obligations, in the aggregate, constitute a full and unconditional guarantee by Rurban of the obligations of RST.

Rurban Statutory Trust II (“RST II”) was established in August 2005. In September 2005, RST II completed a pooled private offering of 10,000 Trust Preferred Securities with a liquidation amount of $1,000 per security. The proceeds of the offering were loaned to Rurban in exchange for junior subordinated debentures of Rurban with terms substantially similar to the Trust Preferred Securities. The sole assets of RST II are the junior subordinated debentures, and the back-up obligations, in the aggregate, constitute a full and unconditional guarantee by Rurban of the obligations of RST II.

RFCBC, Inc. (“RFCBC”) is an Ohio corporation and wholly-owned subsidiary of Rurban that was incorporated in August 2004. RFCBC operates as a loan subsidiary in servicing and working out problem loans.

Rurban Investments, Inc. (“RII”) is a Delaware corporation and a wholly-owned subsidiary of State Bank that was incorporated in January 2009. RII holds agency, mortgage backed and municipal securities.

Unless the context indicates otherwise, all references herein to “Rurban”, “we”, “us”, “our”, or the “Company” refer to Rurban Financial Corp. and its consolidated subsidiaries.

Recent Regulatory Developments

FDIC Insurance Assessments.  On May 22, 2009, the FDIC adopted a final rule that imposed a special assessment for the second quarter of 2009 of 5 basis points on each insured depositary institution’s assets minus its Tier 1 capital as of June 30, 2009, which was collected on September 30, 2009. The special assessment for the Company was $296,619.

On November 12, 2009, the FDIC adopted a final rule requiring insured depository institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. The prepaid assessments for these periods were collected on December 30, 2009, along with the regular quarterly risk-based deposit insurance assessment for the third quarter of 2009. For the fourth quarter of 2009 and for all of 2010, the prepaid assessment rate was based on each institution’s total base assessment rate in effect on September 30, 2009, modified to assume that the assessment rate in effect for the institution on September 30, 2009 was in effect for the entire third quarter of 2009. On September 29, 2009, the FDIC increased annual assessment rates uniformly by 3 basis points beginning in 2011. As a result, an institution’s total base assessment rate for purposes of estimating an institution’s assessment for 2011 and 2012 was increased by 3 basis points. Each institution’s prepaid assessment base was calculated using its third quarter 2009 assessment base, adjusted quarterly for an estimated five percent annual growth rate in the assessment base through the end of 2012. The Company paid $2,678,000 for the three-year prepayment in December 2009, which will be expensed over three years.

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). The Dodd-Frank Act represents a sweeping reform of the regulatory framework for depository institutions, bank and thrift holding companies and other U.S. financial institutions. The Dodd-Frank Act includes a broad range of legislation intended to strengthen oversight and regulation of banks and nonbank financial institutions, enhance regulation of over-the-counter derivatives and asset-backed securities, impose corporate governance and executive compensation reforms on all public companies, create new requirements for hedge fund and private equity fund advisers and establish new rules for credit rating agencies. Certain of the provisions of the Dodd-Frank Act may significantly affect the business activities of State Bank and Rurban. However, the Dodd-Frank Act is one of the most far-reaching financial services laws ever enacted, and its enactment marks only the beginning of a process that will take months, if not years, to fully develop. Many of the significant provisions of the Dodd-Frank Act have extended implementation periods and delayed effective dates, and will require regulatory action and rulemaking by federal regulatory authorities to either implement the standards set out in the legislation or adopt new standards. As a result, the full scope and effect of the Dodd-Frank Act on the U.S. financial system may not be known for several years, and we cannot predict the extent to which the business activities of State Bank or Rurban could be affected by this legislation.

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

Goodwill and Other Intangibles - The Company records all assets and liabilities acquired in purchase acquisitions, including goodwill and other intangibles, at fair value as required. Goodwill is subject, at a minimum, to annual tests for impairment. Other intangible assets are amortized over their estimated useful lives using straight-line or accelerated methods, and are subject to impairment if events or circumstances indicate a possible inability to realize the carrying amount. The initial goodwill and other intangibles recorded and subsequent impairment analysis requires management to make subjective judgments concerning estimates of how the acquired asset will perform in the future. Events and factors that may significantly affect the estimates include, among others, customer attrition, changes in revenue growth trends, specific industry conditions and changes in competition. A decrease in earnings resulting from these or other factors could lead to an impairment of goodwill that could adversely impact earnings for future periods.

Recent Developments Related to RDSI

On April 27, 2009, the Company announced a transaction between RDSI and New Core Holdings, Inc. d/b/a New Core Banking Systems, headquartered in Birmingham, AL (“New Core”). As part of this transaction, RDSI and New Core entered into a Reseller Software License and Support Agreement pursuant to which RDSI was granted rights as the exclusive provider of New Core’s Single Source™ software. RDSI and New Core also entered into an Agreement and Plan of Merger pursuant to which New Core would be merged with a newly-created subsidiary of RDSI and become a wholly-owned subsidiary of RDSI. A prerequisite of this merger would be the spin-off of RDSI from Rurban, resulting in RDSI becoming a separate independent public company. This would be followed immediately by the merger of RDSI and New Core.

On July 28, 2010, the Company announced that it had determined that the planned spin-off of RDSI and merger with New Core cannot be successfully completed. RDSI is working with New Core to address a wind-down of their relationships to enable both companies to pursue their separate strategic directions. As a result of this determination, together with the loss of RDSI’s data processing client base and associated revenue, the Company recorded a $5.6 million pre-tax charge in the second quarter of 2010 for impairment and write-downs of hardware, software and developmental costs related to the data processing business of RDSI. The Company also recorded a $3.0 million loan provision and associated charge-off at RDSI during the second quarter of 2010 relating to a loan for software development costs.

The Company expects that RDSI will lose all of its existing data processing clients with the exception of State Bank, which intends to continue its data processing and item processing services with RDSI using RDSI’s previous data processing system. However, RDSI continues to offer item processing and network services, and expects to maintain those primary businesses going forward. These services have not been and are not expected to be materially impacted by recent developments relating to RDSI’s data processing services. As of September 30, 2010, RDSI/DCM had relationships with 49 item processing and 19 network services clients.

In view of these recent developments relating to RDSI’s data processing services, the Boards of Directors of Rurban and RDSI, and their respective management teams, continue to evaluate various strategic alternatives for RDSI to address these issues and uncertainties and to decide upon a strategic direction for RDSI which will further the interests of shareholders, customers and other relevant constituencies.

Impact of Accounting Changes

None.

Six Months Ended June 30, 2010 compared to Six Months Ended June 30, 2009

Net Income: For the six months ended June 30, 2010, net loss for the Company was $(9.1) million, or $(1.86) per diluted share, compared to $2.11 million in net income, or $0.43 per diluted share, for the first six months of 2009. This reflects an increase in non-interest expense of $6.3 million and an increase in the provision for loan losses of $3.60 million for State Bank and $3.0 million for RDSI. RDSI had a net loss for the first six months of 2010 of $7.3 million.

Net Interest Income: Net interest income was $10.0 million, a decrease of $0.40 million, or 3.9 percent, from 2009. Earning assets decreased $14.9 million, or 2.6 percent, over the prior year second quarter. The decrease in earning assets was a result of loan paydowns over the past twelve months and selective exit from undesirable loan relationships. Total loan balances at June 30, 2010 totaled $437.3 million.

Provision for Loan Losses: The provision for loan losses was $7.89 million for 2010 compared to a $1.3 million provision for 2009. Included in the provision was a $3.0 million provision at RDSI related to a loan for software development costs. The Company experienced an increase in losses year over year, which is reflected in net charge-offs of $7.93 million compared to $0.44 million of net charge-offs in 2009. At June 30, 2010, consolidated non-performing assets were $14 million, or 2.17 percent of total assets compared with $11.5 million, or 1.74 percent of total assets at June 30, 2009.

Non-interest Income: Non-interest income was $11.49 million for the six months of 2010 compared with $15.35 million in 2009, a decrease of $3.86 million, or 25.2 percent. Data processing fees were down $3.3 million from the prior year, reflecting the loss of clients at RDSI. Gains on loan sales (SBA, Residential Mortgage and USDA) were down $0.69 million, reflecting lower loan volume.

Non-interest Expense: Non-interest expense was $27.9 million for the six months of 2010, compared with $21.6 million for the first six months of 2009. Software and fixed asset impairment increased $4.9 million due to the write-downs at RDSI in addition to the higher depreciation expense at RDSI of $1.2 million.

Three Months Ended June 30, 2010 compared to Three Months Ended June 30, 2009

Net Income: For the three months ended June 30, 2010, net loss for the Company was $(8.2) million, or $(1.69) per diluted share, compared to $1.0 million in net income, or $0.20 per diluted share, for the second quarter of 2009. This reflects an increase in non-interest expense of $5.0 million and an increase in the provision for loan losses of $5.7 million. RDSI had a net loss for the quarter of $6.4 million.

Net Interest Income: Net interest income was $5.1 million, a decrease of $0.30 million, or 5.6 percent, from 2009. Net interest margin was 3.72% at June 30, 2010, compared to 3.82% at June 30, 2009.

Provision for Loan Losses: The provision for loan losses was $6.5 million for the second quarter of 2010 compared to a $0.79 million provision for the prior year second quarter. Included in the provision was a $3.0 million provision at RDSI related to a loan for software development costs. The Company experienced an increase in losses year over year, which is reflected in net charge-offs for the quarter of $5.58 million compared to $0.28 million of net charge-offs in the second quarter of 2009. For the second quarter of 2010, net charge-offs as a percentage of average loans was 2.28 percent annualized, compared to .24 percent annualized for the second quarter of 2009 (State Bank only).

($ in Thousands) (State Bank Results Only)	June 30, 2010	December 31, 2009	June 30, 2009
Net charge-offs	$2,579	$2,547	$275
Non-performing loans	$12,401	$18,543	$10,173
OREO / OAO	$1,651	$1,775	$1,346
Non-performing assets	$14,052	$20,319	$11,519
Non-performing assets / Total assets	2.17%	3.02%	1.74%
Allowance for loan losses / Total loans	1.59%	1.55%	1.33%
Allowance for loan losses / Non-performing assets	49.8%	34.6%	51.0%

Non-interest Income: Non-interest income was $4.71 million for the second quarter of 2010 compared with $7.9 million for the second quarter of 2009, a decrease of $3.2 million, or 40.5 percent. Data processing fees were down $2.3 million from the prior year, reflecting the loss of clients at RDSI.

Non-interest Expense: Non-interest expense was $16.1 million for the second quarter of 2010, compared with $11.1 million in 2009. Software and fixed asset impairment increased $4.3 million due to the write-downs at RDSI in addition to the higher depreciation expense at RDSI of $0.69 million. The company also took a $0.22 million impairment on an OREO property.

Changes in Financial Condition

June 30, 2010 vs. December 31, 2009

At June 30, 2010, total assets were $646.3 million, representing a decrease of $26.7 million, or 3.97 percent, from December 31, 2009. The decrease is primarily attributable to a decrease of $15.2 million, or 3.38 percent, in loans.

At June 30, 2010, liabilities totaled $593.1 million, a decrease of $18.2 million since December 31, 2009. Of this decrease, significant changes include deposits, which decreased $9.4 million, advances from the Federal Home Loan Bank, which decreased $9.3 million and other liabilities, which decreased $4.7 million. Offsetting the decreases was an increase of $5.5 million in Fed Funds purchased.

From December 31, 2009 to June 30, 2010, total shareholders’ equity decreased $8.5 million, or 13.78 percent, to $53.2 million.

Goodwill

As noted in Note K, goodwill was reviewed for impairment for both State Bank and RDSI at June 30, 2010. This independent review resulted in no impairment for either business segment. At June 30, 2010 and December 31, 2009, goodwill comprised $21.4 million of Rurban’s consolidated balance sheet. This includes $16.4 million at State Bank and $5.0 million at RDSI.

Capital Resources

At June 30, 2010, estimated capital levels (in millions) and minimum required levels for the Company and State Bank were as follows:

					Minimum Required
			Minimum Required		To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total risk-based capital
(to risk weighted assets)
Consolidated	$51.0	11.3%	$36.0	8.0%	$-	N/A
State Bank	49.8	11.2	35.6	8.0	44.5	10.0

Both the Company and State Bank had capital levels qualifying them to be deemed well capitalized at June 30, 2010.

LIQUIDITY

Liquidity relates primarily to the Company’s ability to fund loan demand, meet deposit customers’ withdrawal requirements and provide for operating expenses. Assets used to satisfy these needs consist of cash and due from banks, federal funds sold, interest earning deposits in other financial institutions, securities available-for-sale and loans held for sale. These assets are commonly referred to as liquid assets. Liquid assets were $142.6 million at June 30, 2010.

The cash flow statements for the periods presented provide an indication of the Company’s sources and uses of cash, as well as an indication of the ability of the Company to maintain an adequate level of liquidity. A discussion of the cash flow statements for the six months ended June 30, 2010 follows.

The Company experienced positive cash flows from operating activities for the six months ended June 30, 2010 of $7.7 million. For the six months ended June 30, 2009, the Company experienced negative cash flows from operations of $6.9 million.

Net cash flow from investing activities was a positive $1.2 million and a positive $2.0 million for the six months ended June 30, 2010 and 2009, respectively. The changes in net cash from investing activities at June 30, 2010 included available-for-sale securities purchases totaling $41.5 million. These cash payments were offset by $26.1 million in proceeds from maturities of securities and $10.0 million in proceeds from the sales of securities. Changes in net loans were $4.4 million. The changes in net cash from investing activities at June 30, 2009 included the purchase of securities of $44.0 million and changes in loans of $8.1 million. This was partially offset by the proceeds from maturities or calls of securities of $37.7 million.

Net cash flow from financing activities was a negative $13.4 million and a positive $2.4 million for the six months ended June 30, 2010 and 2009, respectively. The 2010 financing activities included a $3.0 million decrease in demand deposits, money market, interest checking and savings accounts, and a $6.5 million decrease in certificates of deposit. Proceeds from advances from the Federal Home Loan Bank totaled $2.0 million, federal funds purchased totaled $5.5 million and proceeds from notes payable totaled $2.3 million. Offsetting this increase were repayments of Federal Home Loan Bank advances of $11.2 million and repayment of notes payable of $1.0 million. The net cash provided by financing activities at June 30, 2009 was primarily due to proceeds from advances from the FHLB which totaled $7.5 million, federal funds purchased totaling $10.0 million and a $4.2 million increase in notes payable. This was partially offset by a net decrease in deposits of $11.2 million and repayment of FHLB advances of $3.7 million.

Off-Balance-Sheet Borrowing Arrangements:

Significant additional off-balance-sheet liquidity is available to the Company in the form of FHLB advances and unused federal funds lines from correspondent banks. Management expects the risk of changes in off-balance-sheet arrangements to be immaterial to earnings.

At June 30, 2010, the Company had unused federal funds lines and lines of credit totaling $4.3 million.

The Company’s contractual obligations as of June 30, 2010 consisted of long-term debt obligations, other debt obligations, operating lease obligations and other long-term liabilities. Long-term debt obligations were comprised of FHLB advances of $26.0 million. Other debt obligations were comprised of Trust Preferred Securities of $20.6 million. The Company’s operating lease obligations consisted of a lease on the RDSI operations building of $99,600 per year, a lease on the RDSI-North building of $162,000 per year, a lease on the Northtowne branch of State Bank of $60,000 per year and a lease on the RDSI/DCM Lansing facility of $61,000 per year.

ASSET LIABILITY MANAGEMENT

Asset liability management involves developing and monitoring strategies to maintain sufficient liquidity, maximize net interest income and minimize the impact that significant fluctuations in market interest rates would have on earnings. The business of the Company and the composition of its balance sheet consist of investments in interest-earning assets (primarily loans, mortgage-backed securities, and securities available for sale) which are primarily funded by interest-bearing liabilities (primarily deposits and borrowings). With the exception of specific loans, that are originated and held for sale, all of the financial instruments of the Company are for other than trading purposes. All of the Company’s transactions are denominated in U.S. dollars with no specific foreign exchange exposure. In addition, the Company has limited exposure to commodity prices related to agricultural loans. The impact of changes in foreign exchange rates and commodity prices on interest rates are assumed to be insignificant. The Company’s financial instruments have varying levels of sensitivity to changes in market interest rates resulting in market risk. Interest rate risk is the Company’s primary market risk exposure. The Company also faces liquidity risk to a lesser extent.

Interest rate risk is the exposure of a financial institution’s financial condition to adverse movements in interest rates. Successfully managing this risk can be an important source of operating results and profitability and stockholder value; however, excessive levels of interest rate risk could pose a significant threat to the Company’s earnings and capital base. Accordingly, effective risk management that maintains interest rate risks at prudent levels is essential to the Company’s safety and soundness.

Evaluating a financial institution’s exposure to changes in interest rates includes assessing both the adequacy of the management process used to control interest rate risk and the institution’s quantitative level of exposure. When assessing the interest rate risk management process, the Company seeks to ensure that appropriate policies, procedures, management information systems, and internal controls are in place to maintain interest rate risks at prudent levels of consistency and continuity. Evaluating the quantitative level of interest rate risk exposure requires the Company to assess the existing and potential future effects of changes in interest rates on its consolidated financial condition, including capital adequacy, earnings, liquidity, and asset quality (when appropriate).

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

Financial institutions derive their income primarily from the excess of interest collected over interest paid. The rates of interest an institution earns on its assets and owes on its liabilities generally are established contractually for a period of time. Since market interest rates change over time, an institution is exposed to lower profit margins (or losses) if it cannot adapt to interest rate changes. For example, assume that an institution’s assets carry intermediate or long-term fixed rates and that those assets are funded with short-term liabilities. If market interest rates rise by the time the short-term liabilities must be refinanced, the increase in the institution’s interest expense on its liabilities may not be sufficiently offset if assets continue to earn at the long-term fixed rates. Accordingly, an institution’s profits could decrease on existing assets because the institution will either have lower net interest income or possibly, net interest expense. Similar risks exist when assets are subject to contractual interest rate ceilings, or when rate sensitive assets are funded by longer-term, fixed-rate liabilities in a declining rate environment.

There are several ways an institution can manage interest rate risk including: 1) matching repricing periods for new assets and liabilities, for example, by shortening terms of new loans or investments; 2) selling existing assets or repaying certain liabilities; and 3) hedging existing assets, liabilities, or anticipated transactions. An institution might also invest in more complex financial instruments intended to hedge or otherwise change interest rate risk. Interest rate swaps, futures contacts, options on futures contracts, and other such derivative financial instruments can be used for this purpose. Because these instruments are sensitive to interest rate changes, they require management’s expertise to be effective. The Company has not purchased derivative financial instruments in the past but may purchase such instruments in the future if it believes market conditions are favorable.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Management believes there has been no material change in the Company’s market risk as disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

With the participation of the Company’s President and Chief Executive Officer (the principal executive officer) and Executive Vice President and Chief Financial Officer (the principal financial officer), the Company’s management has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act), as of the end of the quarterly period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Company’s President and Chief Executive Officer and Executive Vice President and Chief Financial Officer have concluded that, as a result of a material weakness in internal control over financial reporting discussed below, the Company’s disclosure controls and procedures were not effective as of June 30, 2010.

Material Weakness

Management’s evaluation of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q identified a material weakness in the Company’s internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

In connection with the preparation of the Company’s condensed consolidated financial statements for the quarterly period ended June 30, 2010, the Company and its registered public accounting firm were required to perform significant additional reconciliations and reviews as a result of the Company’s conversion to a new data processing system during the second quarter of 2010, and the Company’s subsequent conversion back to its previous data processing system. Because of these additional reconciliations and reviews, the Company was unable to complete the preparation of its June 30, 2010 financial statements in a timely and accurate manner and, therefore, was unable to complete and file its Form 10-Q within the time period prescribed by Securities and Exchange Commission rules. Notwithstanding the identified material weakness, management has concluded that the financial statements and other financial information included in this Quarterly Report on Form 10-Q presents fairly in all material respects the financial condition, results of operations and cash flows for the periods presented.

Management has taken remedial steps to address the material weakness discussed above.
•	Reviewed all customer transactions during the quarter to ensure proper posting to customer accounts.
•	Worked with our registered public accounting firm to test samples of our customer transactions for appropriateness.
•	Engaged an independent consulting firm to complete additional customer, transaction and general ledger testing for appropriateness.

Changes to Internal Control Over Financial Reporting

Other than the remedial steps taken to address the material weakness discussed above, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended June 30, 2010, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

There are no material pending legal proceedings against the Company or any of its subsidiaries other than ordinary, routine litigation incidental to their respective businesses. In the opinion of management, this litigation should not, individually or in the aggregate, have a material adverse effect on the Company’s results of operations, financial condition, or liquidity.

Item 1A. Risk Factors

There are certain risks and uncertainties in our business that could cause our actual results to differ materially from those anticipated. A detailed discussion of our risk factors is included in “Item 1A. Risk Factors” of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, as updated by “Item 1A. Risk Factors” of Part II of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010. The following information updates certain of our risk factors and should be read in conjunction with the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, as updated by “Item 1A. Risk Factors” of Part II of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.

RDSI expects to lose all or substantially all of its existing data processing customers and associated revenue in connection with the wind-down of its relationship with New Core, and this loss of customers and revenue is expected to result in a net operating loss by RDSI through the remainder of 2010.

On July 28, 2010, the Company announced that it had determined that the planned spin-off of RDSI and merger with New Core cannot be successfully completed. RDSI is working with New Core to address a wind-down of their relationships to enable both companies to pursue their separate strategic directions. As a result of this determination, together with the loss of RDSI’s data processing client base and associated revenue, the Company recorded a $5.6 million pre-tax charge in the second quarter of 2010 for impairment and write-downs of hardware, software and developmental costs related to the data processing business of RDSI. The Company also recorded a $3.0 million loan provision and associated charge-off at RDSI during the second quarter of 2010 relating to a loan to New Core Holdings Inc. for software development costs.

The Company expects that RDSI will lose all of its existing data processing clients with the exception of State Bank, which intends to continue its data processing and item processing services with RDSI using RDSI’s previous data processing system. However, RDSI continues to offer item processing and network services, and expects to maintain those primary businesses going forward. These services have not been and are not expected to be materially impacted by recent developments relating to RDSI’s data processing services. As of September 30, 2010, RDSI/DCM had relationships with 49 item processing and 19 network services clients.

In view of the expected loss of data processing clients and associated revenue by RDSI in connection with the wind-down of its relationship with New Core, it is anticipated that RDSI will experience a net operating loss through the remainder of 2010.

The enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act may significantly affect the business activities of State Bank and the Company.

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act. The Dodd-Frank Act represents a sweeping reform of the regulatory framework for depository institutions, bank and thrift holding companies and other U.S. financial institutions. The Dodd-Frank Act includes a broad range of legislation intended to strengthen oversight and regulation of banks and nonbank financial institutions, enhance regulation of over-the-counter derivatives and asset-backed securities, impose corporate governance and executive compensation reforms on all public companies, create new requirements for hedge fund and private equity fund advisers and establish new rules for credit rating agencies. Certain of the provisions of the Dodd-Frank Act may significantly affect the business activities of State Bank and Rurban. However, the Dodd-Frank Act is one of the most far-reaching financial services laws ever enacted, and its enactment marks only the beginning of a process that will take months, if not years, to fully develop. Many of the significant provisions of the Dodd-Frank Act have extended implementation periods and delayed effective dates, and will require regulatory action and rulemaking by federal regulatory authorities to either implement the standards set out in the legislation or adopt new standards. As a result, the full scope and effect of the Dodd-Frank Act on the U.S. financial system may not be known for several years, and we cannot predict the extent to which the business activities of State Bank or Rurban could be affected by this legislation.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
a.	Not applicable
b.	Not applicable
c.	The following table provides information regarding repurchases of the Company’s common shares during the three months ended June 30, 2010:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1 through April 30, 2010	0	N/A	0	84,346
May 1 through May 31, 2010	0	N/A	0	84,346
June 1 through June 30, 2010	0	N/A	0	84,346

(1)
On April 12, 2007, the Company announced that its Board of Directors had authorized a stock repurchase program pursuant to which the Company could repurchase up to 250,000 of its common shares from time to time over a period of fifteen months. On July 22, 2008, the Board of Directors extended the stock repurchase program for an additional twelve months, with no change in the number of authorized shares. On July 15, 2009, the Board of Directors extended the stock repurchase program for an additional fifteen months, with no change in the number of authorized shares. Through June 30, 2010, the Company had repurchased a total of 165,654 common shares under the stock repurchase program, which expired on October 12, 2010.

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

31.1 – Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)
31.2 – Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer)
32.1 – Section 1350 Certification (Principal Executive Officer)
32.2 – Section 1350 Certification (Principal Financial Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

RURBAN FINANCIAL CORP.

Date: October 25, 2010	By	/s/ Mark A. Klein
Mark A. Klein
President and Chief Executive Officer

By	/s/ Anthony V. Cosentino
Anthony V. Cosentino
Executive Vice President and
Chief Financial Officer