Form 10-Q
period 2010-09-30
RURBAN FINANCIAL CORP
filed 2010-11-16
CIK 767405

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
OR

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Shares, without par value	4,861,779 shares
(Class)	(Outstanding at November 15, 2010)

RURBAN FINANCIAL CORP.

FORM 10-Q

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The interim condensed consolidated financial statements of Rurban Financial Corp. (“Rurban” or the “Company”) are unaudited; however, the information contained herein reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of financial condition, results of operations and cash flows for the interim periods presented. Results for the nine months ended September 30, 2010 are impacted by significant software and equipment impairments related to the Company’s data processing subsidiary. Results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of results for the complete year.

Rurban Financial Corp.

Condensed Consolidated Balance Sheets
September 30, 2010 and December 31, 2009

	September 30	December 31
	2010	2009
	(Unaudited)
ASSETS
Cash and due from banks	$60,600,672	$24,824,785
Available-for-sale securities	115,993,828	105,083,112
Loans held for sale	13,453,782	16,857,648
Loans, net of unearned income	424,995,825	452,557,581
Allowance for loan losses	(6,451,422)	(7,030,178)
Premises and equipment, net	14,999,354	16,993,640
Purchased software	545,606	5,338,319
Federal Reserve and Federal Home Loan Bank Stock	3,748,250	3,748,250
Foreclosed assets held for sale, net	1,946,653	1,767,953
Accrued interest receivable	2,560,938	2,324,868
Goodwill	21,414,790	21,414,790
Core deposits and other intangibles	4,377,111	4,977,513
Cash value of life insurance	13,107,086	12,792,045
Other assets	9,897,284	11,398,776

Total assets	$681,189,757	$673,049,102

See notes to condensed consolidated financial statements (unaudited)

Note: The balance sheet at December 31, 2009 has been derived from the audited consolidated financial statements at that date

Rurban Financial Corp.

Condensed Consolidated Balance Sheets
September 30, 2010 and December 31, 2009

	September 30	December 31
	2010	2009
	(Unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
Non interest bearing demand	$64,671,378	$57,229,795
Interest bearing NOW	99,647,367	87,511,973
Savings	46,092,866	43,321,364
Money Market	87,407,976	86,621,953
Time Deposits	224,501,334	216,557,067
Total deposits	522,320,921	491,242,152
Notes payable	3,368,266	2,146,776
Advances from Federal Home Loan Bank	25,429,671	35,266,510
Fed Funds Purchased	-	5,000,000
Repurchase Agreements	50,117,031	47,042,820
Trust preferred securities	20,620,000	20,620,000
Accrued interest payable	1,683,116	1,507,521
Other liabilities	3,582,414	8,515,668

Total liabilities	627,121,419	611,341,447

Shareholders' Equity
Common stock	12,568,583	12,568,583
Additional paid-in capital	15,208,434	15,186,042
Retained earnings	25,386,403	34,415,316
Accumulated other comprehensive income (loss)	2,674,229	1,307,025
Treasury stock	(1,769,311)	(1,769,311)

Total shareholders' equity	54,068,338	61,707,655

Total liabilities and shareholders' equity	$681,189,757	$673,049,102

See notes to condensed consolidated financial statements (unaudited)

Note: The balance sheet at December 31, 2009 has been derived from the audited consolidated financial statements at that date.

Rurban Financial Corp.

Condensed Consolidated Statements of Operations (Unaudited)
Three Months Ended

	Three Months Ended
	September 30,
	2010	2009
Interest income
Loans
Taxable	$6,281,157	$6,884,515
Tax-exempt	13,664	20,944
Securities
Taxable	596,362	944,579
Tax-exempt	353,755	294,716
Other	24	41,621
Total interest income	7,244,962	8,186,375

Interest expense
Deposits	1,275,607	1,559,730
Other borrowings	32,367	43,745
Retail Repurchase Agreements	436,369	437,419
Federal Home Loan Bank advances	231,122	417,359
Trust preferred securities	388,854	391,407
Total interest expense	2,364,319	2,849,660

Net interest income	4,880,643	5,336,715

Provision for loan losses	898,570	898,050

Net interest income after provision for loan losses	3,982,073	4,438,665

Non-interest income
Data service fees	2,044,400	4,806,359
Trust fees	650,511	644,427
Customer service fees	643,816	700,042
Net gain on sales of loans	1,560,703	722,234
Loan servicing fees	188,334	126,265
Loss on sale or disposal of assets	(128,985)	(52,976)
Other income	168,158	129,360
Total non-interest income	5,126,937	7,075,711

See notes to condensed consolidated financial statements (unaudited)

Rurban Financial Corp.

Condensed Consolidated Statements of Operations (Unaudited)
Three Months Ended

	Three Months Ended
	September 30,
	2010	2009
Non-interest expense
Salaries and employee benefits	$4,058,316	$5,422,005
Net occupancy expense	486,695	568,597
FDIC Insurance expense	259,646	183,935
Equipment expense	872,681	2,041,339
Data processing fees	211,129	151,320
Professional fees	619,430	705,415
Marketing expense	139,987	232,294
Printing and office supplies	111,414	104,036
Telephone and communication	267,344	406,673
Postage and delivery expense	388,666	511,525
State, local and other taxes	154,391	235,067
Employee expense	147,739	293,634
Other expenses	1,613,353	598,275
Total non-interest expense	9,330,791	11,454,115

Income (loss) before income tax expense	(221,781)	60,261
Income tax expense benefit	(247,696)	(99,421)

Net income (loss)	$25,915	$159,682

Earnings (loss) per common share:
Basic	$0.01	$0.03
Diluted	$0.01	$0.03

See notes to condensed consolidated financial statements (unaudited)

Rurban Financial Corp.

Condensed Consolidated Statements of Operations (Unaudited)
Nine Months Ended

	Nine Months Ended
	September 30,
	2010	2009
Interest income
Loans
Taxable	$19,442,383	$20,554,775
Tax-exempt	49,960	71,791
Securities
Taxable	1,679,203	3,158,649
Tax-exempt	1,055,707	766,931
Other	211	71,498
Total interest income	22,227,464	24,623,644

Interest expense
Deposits	3,935,731	5,115,379
Other borrowings	101,145	91,548
Retail Repurchase Agreements	1,295,994	1,296,242
Federal Home Loan Bank advances	872,947	1,221,487
Trust preferred securities	1,178,502	1,185,021
Total interest expense	7,384,319	8,909,677

Net interest income	14,843,145	15,713,967

Provision for loan losses - Bank Only	5,788,713	2,192,042
Provision for loan losses - RDSI	3,000,000	-

Net interest income after provision for loan losses	6,054,432	13,521,925

Non-interest income
Data service fees	8,682,575	14,734,942
Trust fees	1,883,994	1,869,083
Customer service fees	1,846,161	1,923,744
Net gain on sales of loans	2,886,764	2,738,626
Net realized gain on sales of securities	451,474	477,591
Investment securities recoveries	73,774	-
Loan servicing fees	472,424	298,001
Loss on sale or disposal of assets	(159,066)	(95,390)
Other income	482,691	474,410
Total non-interest income	16,620,791	22,421,007

See notes to condensed consolidated financial statements (unaudited)

Rurban Financial Corp.

Condensed Consolidated Statements of Operations (Unaudited)
Nine Months Ended

	Nine Months Ended
	September 30,
	2010	2009
Non-interest expense
Salaries and employee benefits	14,064,591	15,644,731
Net occupancy expense	1,639,386	1,764,054
FDIC Insurance expense	676,462	572,598
Equipment expense	5,423,343	5,353,637
Fixed asset impairment expense	4,892,231	-
Data processing fees	635,393	495,782
Professional fees	1,823,449	1,846,458
Marketing expense	330,213	655,597
Printing and office supplies	369,842	435,913
Telephone and communication	992,891	1,212,901
Postage and delivery expense	1,415,529	1,635,037
State, local and other taxes	118,835	701,120
Employee expense	654,968	810,776
OREO Impairment	215,000	-
Other expenses	3,959,958	1,908,592
Total non-interest expense	37,212,091	33,037,196

Income (loss) before income tax expense	(14,536,868)	2,905,736
Income tax expense (benefit)	(5,507,954)	638,915

Net income (loss)	$(9,028,914)	$2,266,821

Earnings (loss) per common share:
Basic	$(1.86)	$0.46
Diluted	$(1.86)	$0.46

See notes to condensed consolidated financial statements (unaudited)

RURBAN FINANCIAL CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’
EQUITY (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009

Balance at beginning of period	$53,201,167	$63,412,713	$61,707,655	$61,662,004

Net Income / (Loss)	25,915	159,682	(9,028,914)	2,266,821

Unrealized gains (losses) on securities
Unrealized holding gains (losses) arising during the year, net of tax	811,939	1,520,345	1,665,178	2,402,777
Less: reclassification adjustment for gains realized in net income, net of tax	-	-	297,974	282,210
Total comprehensive income / (loss)	837,854	1,680,027	(7,661,710)	4,387,388

Cash dividend	-	(437,641)	-	(1,314,932)

Purchase of treasury shares	-	(16,797)	-	(156,291)

Share-based compensation	29,317	29,802	22,393	89,935

Balance at end of period	$54,068,338	$64,668,104	$54,068,338	$64,668,104

Dividends declared per share	$-	$0.09	$-	$0.27

See notes to condensed consolidated financial statements (unaudited)

Rurban Financial Corp.

Condensed Consolidated Statements of Cash Flows (Unaudited)
Nine Months Ended

	Nine Months Ended
	September 30, 2010	September 30, 2009
Operating Activities
Net Income/(loss)	$(9,028,914)	$2,266,821
Items not requiring (providing) cash
Depreciation and amortization	3,554,271	3,077,533
Provision for loan losses	8,788,713	2,192,042
Expense of share-based compensation plan	22,392	89,935
Amortization of premiums and discounts on securities	1,091,077	476,693
Amortization of intangible assets	600,402	658,428
Deferred income taxes	(3,537,222)	(1,231,352)
Proceeds from sale of loans held for sale	171,718,730	258,045,357
Originations of loans held for sale	(165,428,100)	(262,853,116)
Gain from sale of loans	(2,886,764)	(2,738,626)
Gain on available for sale securities	(451,474)	(477,591)
Software and fixed asset impairment	4,892,231	-
OREO Impairment	215,000	-
Loss on sale of foreclosed assets	139,699	66,116
Loss on sale of fixed assets	19,367	29,274
Changes in
Interest receivable	(236,070)	112,729
Other assets	1,069,273	(1,017,991)
Interest payable and other liabilities	(2,041,941)	(2,101,088)

Net cash from / (used in) operating activities	8,500,670	(3,404,836)

Investing Activities
Purchase of available-for-sale securities	(52,231,341)	(49,982,386)
Proceeds from maturities of available-for-sale securities	32,756,818	28,400,454
Proceeds from sales of available-for-sale-securities	9,995,724	15,790,787
Proceeds from sales of Fed Stock	-	700,000
Purchase of FHLB Stock	-	(204,150)
Net change in loans	13,572,294	(494,016)
Purchase of premises and equipment and software	(1,564,571)	(2,167,462)
Proceeds from sales of premises and equipment	(94,932)	58,962
Proceeds from sale of foreclosed assets	4,303,594	405,230

Net cash from / (used in) investing activities	$6,737,586	$(7,492,581)

See notes to condensed consolidated financial statements (unaudited)

Rurban Financial Corp.

Condensed Consolidated Statements of Cash Flows (Unaudited) (continued)
Nine Months Ended

	Nine Months Ended
	September 30, 2010	September 30, 2009
Financing Activities
Net increase (decrease) in demand deposits, money market, interest checking and savings accounts	$23,134,502	$26,183,827
Net decrease in certificates of deposit	7,944,267	(18,112,198)
Net decrease in securities sold under agreements to repurchase	3,074,211	2,712,668
Net decrease in federal funds purchased	(5,000,000)	-
Proceeds from Federal Home Loan Bank advances	2,000,000	7,500,000
Repayment of Federal Home Loan Bank advances	(11,836,839)	(4,277,970)
Proceeds from notes payable	2,250,000	4,200,000
Repayment of notes payable	(1,028,510)	(2,842,184)
Purchase of treasury stock	-	(156,291)
Dividends paid	-	(1,314,932)

Net cash from / (used in) financing activities	20,537,631	13,892,920

Increase in Cash and Cash Equivalents	35,775,887	2,995,503

Cash and Cash Equivalents, Beginning of Year	24,824,785	28,059,532

Cash and Cash Equivalents, End of Period	$60,600,672	$31,055,035

Supplemental Cash Flows Information

Interest Paid	$7,208,724	$9,493,504

Transfer of loans to foreclosed assets	$4,621,993	$822,113

See notes to condensed consolidated financial statements (unaudited)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE A—BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements reflect all adjustments that are, in the opinion of management, necessary to fairly present the financial position, results of operations and cash flows of Rurban Financial Corp. (the “Company”). Results for the nine months ended September 30, 2010 are impacted by significant software and equipment impairments related to the Company’s data processing subsidiary. Results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of results for the complete year.

The condensed consolidated balance sheet of the Company as of December 31, 2009 has been derived from the audited consolidated balance sheet of the Company as of that date. For further information, refer to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

NOTE B—EARNINGS PER SHARE

Earnings per share (EPS) has been computed based on the weighted average number of shares outstanding during the periods presented. For the periods ended September 30, 2010 and 2009, share based awards totaling 365,102 and 311,713 common shares, respectively, were not considered in computing EPS as they were anti-dilutive. The number of shares used in the computation of basic and diluted earnings per share were:
	Three Months Ended		Nine Months Ended
	September 30		September 30
	2010	2009	2010	2009
Basic earnings per share	4,861,779	4,862,574	4,861,779	4,868,800
Diluted earnings per share	4,861,779	4,866,563	4,861,779	4,871,574

NOTE C – LOANS, RISK ELEMENTS AND ALLOWANCE FOR LOAN LOSSES

Total loans on the balance sheet are comprised of the following classifications:

	September 30,	December 31,
	2010	2009
Commercial	$72,402,590	$84,462,860
Commercial real estate	177,048,827	179,909,135
Agricultural	37,222,877	41,485,301
Residential real estate	86,134,638	92,971,599
Consumer	52,206,188	53,655,238
Lease financing	249,273	221,190
Total loans	425,264,393	452,885,323
Less
Net deferred loan fees, premiums and discounts	(268,568)	(327,742)

Loans, net of unearned income	$424,995,825	$452,557,581
Allowance for loan losses	$(6,451,422)	$(7,030,178)

The following is a summary of the activity in the allowance for loan losses account for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Balance, beginning of period	$7,000,513	$5,873,146	$7,030,178	$5,020,197
Provision charged to expense	898,570	898,050	8,788,713	2,192,042
Recoveries	134,869	45,528	375,375	127,443
Loans charged off	(1,582,530)	(882,559)	(9,742,844)	(1,405,517)
Balance, end of period	$6,451,422	$5,934,165	$6,451,422	$5,934,165

The following schedule summarizes nonaccrual, past due and impaired loans:

	September 30,	December 31,
	2010	2009
Non-accrual loans	$10,106,547	$18,543,368

Accruing loans which are contractually past due 90 days or more as to interest or principal payments	0	0
Total non-performing loans	$10,106,547	$18,543,368

Individual loans determined to be impaired were as follows:

	September 30,	December 31,
	2010	2009

Loans with no allowance for loan losses allocated	$3,549,173	$1,099,912
Loans with allowance for loan losses allocated	4,147,730	14,912,035
Total impaired loans	$7,696,903	$16,011,947

Amount of allowance for loan losses allocated	$1,616,351	$3,041,967

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

NOTE E – SEGMENT INFORMATION

The Company has two reportable segments: (1) banking; and (2) data processing, which are determined by the products and services offered. “Other” segment information includes the accounts of the holding company, Rurban Financial Corp., which provides management and operational services to its subsidiaries. Segment results for the three and nine months ended September 30, 2010 and 2009 were as follows:

NOTE E — SEGMENT INFORMATION

As of and for the three months ended September 30, 2010

		Data		Total	Intersegment	Consolidated
Income statement information	Banking	Processing	Other	Segments	Elimination	Totals

Net interest income (expense)	$5,336,846	$(95,642)	$(360,561)	$4,880,643		$4,880,643

Non-interest income - external customers	3,072,667	2,033,803	20,466	5,126,936		5,126,936

Non-interest income - other segments	23,399	297,671	-	321,070	(321,070)	-

Total revenue	8,432,912	2,235,832	(340,095)	10,328,649	(321,070)	10,007,579

Non-interest expense	6,985,683	2,317,726	348,452	9,651,861	(321,070)	9,330,791

Significant non-cash items:

Depreciation and amortization	235,390	555,208	12,977	803,575	-	803,575

Provision for loan losses	898,570	-	-	898,570	-	898,570

Income tax expense (benefit)	244	(27,803)	(220,137)	(247,696)	-	(247,696)

Segment profit (loss)	$548,415	$(54,091)	$(468,410)	$25,914	$-	$25,914

Balance sheet information

Total assets	$668,817,793	$12,150,499	$5,439,547	$686,407,839	$(5,218,082)	$681,189,757

Goodwill and intangibles	$18,991,531	$6,800,370	$-	$25,791,901	$-	$25,791,901

Premises and equipment expenditures	$253,022	$17,250	$-	$270,272	$-	$270,272

NOTE E — SEGMENT INFORMATION

As of and for the three months ended September 30, 2009

		Data		Total	Intersegment	Consolidated
Income statement information	Banking	Processing	Other	Segments	Elimination	Totals

Net interest income (expense)	$5,771,303	$(43,344)	$(391,244)	$5,336,715		$5,336,715

Non-interest income - external customers	2,249,206	4,806,359	20,146	7,075,711		7,075,711

Non-interest income - other segments	23,560	395,071	388,747	807,378	(807,378)	-

Total revenue	8,044,069	5,158,086	17,649	13,219,804	(807,378)	12,412,426

Non-interest expense	6,256,451	5,144,578	860,464	12,261,493	(807,378)	11,454,115

Significant non-cash items:

Depreciation and amortization	254,768	966,758	25,037	1,246,563	-	1,246,563

Provision for loan losses	898,050	-	-	898,050	-	898,050

Income tax expense (benefit)	177,837	5,459	(282,717)	(99,421)	-	(99,421)

Segment profit (loss)	$711,731	$8,049	$(560,098)	$159,682	$-	$159,682

Balance sheet information

Total assets	$652,343,870	$22,658,239	$3,211,396	$678,213,505	$(4,464,379)	$673,749,126

Goodwill and intangibles	$19,632,662	$6,959,636	$-	$26,592,298	$-	$26,592,298

Premises and equipment expenditures	$157,579	$1,388,936	$7,350	$1,553,865	$-	$1,553,865

NOTE E — SEGMENT INFORMATION

As of and for the nine months ended September 30, 2010

		Data		Total	Intersegment	Consolidated
Income statement information	Banking	Processing	Other	Segments	Elimination	Totals

Net interest income (expense)	$16,317,471	$(367,603)	$(1,106,723)	$14,843,145		$14,843,145

Non-interest income - external customers	7,850,469	8,671,978	98,343	16,620,790		16,620,790

Non-interest income - other segments	73,209	893,824	428,773	1,395,806	(1,395,806)	-

Total revenue	24,241,149	9,198,199	(579,607)	32,859,741	(1,395,806)	31,463,935

Non-interest expense	19,687,929	17,563,271	1,356,697	38,607,897	(1,395,806)	37,212,091

Significant non-cash items:

Depreciation and amortization	741,837	3,120,117	44,489	3,906,443	-	3,906,443

Fixed asset & software impairment	-	4,892,231	-	4,892,231	-	4,892,231

Provision for loan losses	5,788,713	3,000,000	-	8,788,713	-	8,788,713

Income tax expense (benefit)	(842,714)	(3,986,484)	(678,756)	(5,507,954)	-	(5,507,954)

Segment profit (loss)	$(392,779)	$(7,378,588)	$(1,257,548)	$(9,028,915)	$-	$(9,028,915)

Balance sheet information

Total assets	$668,817,793	$12,150,499	$5,439,547	$686,407,839	$(5,218,082)	$681,189,757

Goodwill and intangibles	$18,991,531	$6,800,370	$-	$25,791,901	$-	$25,791,901

Premises and equipment expenditures	$411,571	$1,153,000	$-	$1,564,571	$-	$1,564,571

NOTE E — SEGMENT INFORMATION

As of and for the nine months ended September 30, 2009

		Data		Total	Intersegment	Consolidated
Income statement information	Banking	Processing	Other	Segments	Elimination	Totals

Net interest income (expense)	$17,000,819	$(102,422)	$(1,184,430)	$15,713,967		$15,713,967

Non-interest income - external customers	7,648,452	14,710,064	62,491	22,421,007		22,421,007

Non-interest income - other segments	67,596	1,214,526	1,122,342	2,404,464	(2,404,464)	-

Total revenue	24,716,867	15,822,168	403	40,539,438	(2,404,464)	38,134,974

Non-interest expense	19,070,894	13,723,716	2,647,050	35,441,660	(2,404,464)	33,037,196

Significant non-cash items:

Depreciation and amortization	785,852	2,217,131	74,550	3,077,533	-	3,077,533

Provision for loan losses	2,192,042	-	-	2,192,042	-	2,192,042

Income tax expense (benefit)	832,145	714,340	(907,570)	638,915	-	638,915

Segment profit (loss)	$2,621,786	$1,384,112	$(1,739,077)	$2,266,821	$-	$2,266,821

Balance sheet information

Total assets	$652,343,870	$22,658,239	$3,211,396	$678,213,505	$(4,464,379)	$673,749,126

Goodwill and intangibles	$19,632,662	$6,959,636	$-	$26,592,298	$-	$26,592,298

Premises and equipment expenditures	$480,715	$1,640,225	$46,522	$2,167,462	$-	$2,167,462

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

The following table presents the fair value measurements of the Company’s assets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2010 and December 31, 2009:

Fair Value Measurements Using:
Description	Fair Values at 9/30/2010	(Level 1)	(Level 2)	(Level 3)
Available-for-Sale Securities:
U.S. Treasury and Government Agencies	$36,389,342	-	$36,389,342	-
Mortgage-backed securities	43,422,754	-	43,422,754	-
State and political subdivisions	34,959,582	-	34,959,582	-
Money Market Mutual Funds	1,199,150	1,199,150	-	-
Equity securities	23,000	23,000	-	-

Fair Value Measurements Using:
Description	Fair Values at 12/31/2009	(Level 1)	(Level 2)	(Level 3)
Available-for-Sale Securities:
U.S. Treasury and Government Agencies	$12,943,649	-	$12,943,649	-
Mortgage-backed securities	52,246,278	-	52,246,278	-
State and political subdivisions	31,537,006	-	31,537,006	-
Money Market Mutual Funds	8,333,179	8,333,179	-	-
Equity securities	23,000	23,000	-	-

Impaired Loans

Loans for which it is probable the Company will not collect all principal and interest due according to contractual terms are measured for impairment. Allowable methods for estimating fair value include using the fair value of the collateral for collateral dependent loans, or where a loan is determined not to be collateral dependent, using the discounted cash flow method. If the impaired loan is collateral dependent, then the fair value method of measuring the amount of impairment is utilized. This method requires obtaining an independent appraisal of the collateral and applying a discount factor to the value based on the Company’s loan review policy. All impaired loans held by the Company were collateral dependent at September 30, 2010 and December 31, 2009.

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

The following table presents the fair value measurements of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2010 and December 31, 2009:

Fair Value Measurements Using:
Description	Fair Values at 09/30/10	(Level 1)	(Level 2)	(Level 3)
Impaired Loans	$4,733,647	-	-	$4,733,647
Mortgage Servicing Rights	$2,041,698	-	-	$2,041,698
Foreclosed Assets HFS	$-	-	-	$-

Fair Value Measurements Using:
Description	Fair Values at 12/31/2009	(Level 1)	(Level 2)	(Level 3)
Impaired Loans	$9,113,369	-	-	$9,113,369
Mortgage Servicing Rights	$1,955,133	-	-	$1,955,133
Foreclosed Assets HFS	$356,455	-	-	$356,455

There were no changes in the inputs or methodologies used to determine fair value during the quarter ended September 30, 2010 as compared to the quarter ended December 31, 2009.

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

Cash and Cash Equivalents; Federal Reserve and Federal Home Loan Bank Stock; Accrued Interest Payable and Receivable

The carrying amount approximates the fair value.

Loans

The estimated fair value for loans receivable, including loans held for sale, net, is based on estimates of the interest rate that the Company’s wholly-owned subsidiary, The State Bank and Trust Company (“State Bank”) would charge for similar loans at September 30, 2010 and December 31, 2009, applied for the time period until the loans are assumed to re-price or be paid.

Deposits and Other Borrowings

Deposits include demand deposits, savings accounts, NOW accounts and certain money market deposits. The carrying amount approximates the fair value. The estimated fair value for fixed-maturity time deposits, as well as borrowings, is based on estimates of the interest rate State Bank could pay on similar instruments with similar terms and maturities at September 30, 2010 and December 31, 2009.

The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. The estimated fair value for other financial instruments and off-balance-sheet loan commitments were not material at September 30, 2010 or December 31, 2009.

	September 30, 2010
	Carrying	Fair
	Amount	Value

Financial assets
Cash and cash equivalents	$60,600,672	$60,601,000
Available-for-sale securities	115,993,828	115,994,000
Loans held for sale	13,453,782	13,610,000
Loans, net of allowance for loan losses	418,544,403	422,378,000
Federal Reserve and FHLB Bank stock	3,748,250	3,748,000
Accrued interest receivable	2,560,938	2,561,000

Financial liabilities
Deposits	$522,320,921	$525,858,000
Short-term borrowings	50,117,031	52,204,000
Notes payable	3,368,266	3,346,000
FHLB advances	25,429,671	26,169,000
Trust preferred securities	20,620,000	20,337,000
Accrued interest payable	1,683,116	1,683,000

	December 31, 2009
	Carrying	Fair
	Amount	Value

Financial assets
Cash and cash equivalents	$24,824,785	$24,825,000
Available-for-sale securities	105,083,112	105,083,000
Loans held for sale	16,857,648	17,070,000
Loans, net of allowance for loan losses	445,527,403	446,266,000
Federal Reserve and FHLB Bank stock	3,748,250	3,748,000
Accrued interest receivable	2,324,868	2,325,000

Financial liabilities
Deposits	$491,242,152	$494,536,000
Short-term borrowings	52,042,820	53,670,000
Notes payable	2,146,776	2,128,000
FHLB advances	35,266,510	36,476,000
Trust preferred securities	20,620,000	20,571,000
Accrued interest payable	1,507,521	1,508,000

NOTE G - SECURITIES

The amortized cost and approximate fair value of the Company’s available-for sale securities at September 30, 2010 and December 31, 2009 were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Approximate
	Cost	Gains	Losses	Fair Value
Available-for-Sale Securities:
September 30, 2010:
U.S. Treasury and Government agencies	$36,037,461	$352,580	$(699)	$36,389,342
Mortgage-backed securities	42,132,762	1,408,370	(118,378)	43,422,754
State and political subdivisions	32,549,593	2,433,189	(23,200)	34,959,582
Money Market Mutual Fund	1,199,150	-	-	1,199,150
Equity securities	23,000	-	-	23,000

	$111,941,966	$4,194,139	$(142,277)	$115,993,828

		Gross	Gross
	Amortized	Unrealized	Unrealized	Approximate
	Cost	Gains	Losses	Fair Value
December 31, 2009:
U.S. Treasury and Government agencies	$13,215,086	$5,359	$(276,796)	$12,943,649
Mortgage-backed securities	50,877,903	1,792,894	(424,519)	52,246,278
State and political subdivisions	30,653,604	984,833	(101,431)	31,537,006
Money Market Mutual Fund	8,333,179	-	-	8,333,179
Equity securities	23,000	-	-	23,000

	$103,102,772	$2,783,086	$(802,746)	$105,083,112

The amortized cost and fair value of securities available for sale at September 30, 2010, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale
	Amortized	Fair
	Cost	Value

Within one year	$5,174,660	$5,195,879
Due after one year through five years	7,700,751	7,955,138
Due after five years through ten years	21,431,574	22,064,764
Due after ten years	34,280,069	36,133,143
	68,587,054	71,348,924

Mortgage-backed securities, equity securities and money market mutual funds	43,354,912	44,644,904

Totals	$111,941,966	$115,993,828

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was $29,770,401 at September 30, 2010. The carrying value of securities delivered for repurchase agreements was $58,065,608 at September 30, 2010.

Gross gains of $451,474 resulting from sales of available-for-sale securities were realized as of September 30, 2010. The tax expense for net security gains for September 30, 2010 was $153,501. For the first nine months of 2009, gross gains of $477,591 were realized with tax expense of $162,381.

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. At September 30, 2010 and December 31, 2009, the total fair value of these investments was $3,781,066 and $20,140,212, respectively, which was approximately 3percent and 19 percent, respectively, of the Company’s available-for-sale investment portfolio. Based on management’s evaluation of available evidence, including recent changes in market interest rates, credit rating information and information obtained from regulatory filings, management believes the declines in fair value for these securities are temporary. Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.

Securities with unrealized losses at September 30, 2010 and December 31, 2009 are as follows:

September 30, 2010	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-Sale Securities:
U.S. Treasury and
Government agencies	$561,720	$(699)	$-	$-	$561,720	$(699)
Mortgage-backed securities	1,049,930	(7,112)	1,331,913	(111,265)	2,381,843	(118,377)
State and political subdivisions	469,431	(17,227)	368,072	(5,973)	837,503	(23,201)

	$2,081,081	$(25,038)	$1,699,985	$(117,238)	$3,781,066	$(142,277)

December 31, 2009	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-Sale Securities:
U.S. Treasury and
Government agencies	$12,837,085	$(276,796)	$-	$-	$12,837,085	$(276,796)
Mortgage-backed securities	1,263,285	(15,539)	2,255,050	(408,980)	3,518,335	(424,519)
State and political subdivisions	2,792,842	(56,693)	991,950	(44,738)	3,784,792	(101,431)

	$16,893,212	$(349,028)	$3,247,000	$(453,718)	$20,140,212	$(802,746)

The total unrealized losses on the mortgage-backed securities portfolio were derived from three private label senior tranche CMO securities. Management evaluates securities for other-than-temporary impairment (OTTI) at least on a quarterly basis, and more frequently when economic or market concern warrants such evaluation. When the Company does not intend to sell a debt security, and it is more likely than not that the Company will not have to sell the security before recovery of its cost basis, it recognizes the credit component of an OTTI of the debt security in earnings and the remaining portion in other comprehensive income. For held-to-maturity debt securities, the amount of an OTTI recorded in other comprehensive income for the noncredit portion of a previous OTTI is amortized prospectively over the remaining life of the security on the basis of the timing of future estimated cash flows of the security. As of September 30, 2010, management has determined there to be no OTTI on these CMO securities.

The total unrealized loss on the municipal security portfolio was due to the holding of several municipal securities, all with individually insignificant losses.

NOTE H – RDSI AND NEW CORE RELATIONSHIP

On April 27, 2009, the Company announced a transaction between its data and item processing subsidiary, Rurbanc Data Services, Inc. d/b/a RDSI Banking Systems (“RDSI”) and New Core Holdings, Inc. d/b/a New Core Banking Systems, headquartered in Birmingham, AL (“New Core”). As part of this transaction, RDSI and New Core entered into a Reseller Software License and Support Agreement pursuant to which RDSI was granted rights as the exclusive provider of New Core’s Single Source™ software. RDSI and New Core also entered into an Agreement and Plan of Merger pursuant to which New Core would be merged with a newly-created subsidiary of RDSI and become a wholly-owned subsidiary of RDSI. A prerequisite of this merger would be the spin-off of RDSI from Rurban, resulting in RDSI becoming a separate independent public company. This would be followed immediately by the merger of RDSI and New Core. On July 28, 2010, the Company announced that it had determined that the planned spin-off of RDSI and merger with New Core cannot be successfully completed. RDSI continues to work with New Core to address a wind-down of their relationships to enable both companies to pursue their strategic directions. As a result of this determination, together with the loss of RDSI’s data processing client base and associated revenue, the Company recorded a $5.6 million after-tax charge in the second quarter of 2010 for impairment and write-downs of software, hardware and development costs related to the data processing business of RDSI.

NOTE I: DEBT COVENANT

Pursuant to a loan covenant agreement between the Company and First Tennessee Bank, National Association (“FTB”), State Bank must maintain certain performance ratios, including a minimum Tier 1 Capital ratio of 6 percent, a year-to-date return on assets (ROA) of 50 basis points and a non-performing asset ratio (calculated as non-performing loans plus OREO divided by total loans plus OREO) of less than 2.25 percent. At September 30, 2010, the total amount of the loan commitment was $5 million, with $1.7 million drawn.

As of September 30, 2010, the Company was in violation of two debt covenants related to this agreement, as State Bank’s year-to-date ROA was (0.08) percent and non-performing asset ratio was 2.72 percent. The covenant violations could result in the note being called by FTB. This loan commitment was renewed on June 30, 2010 and is scheduled to mature on June 30, 2011.

NOTE J: GOODWILL

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

For State Bank, an Equity Value Analysis was completed using the expected net income and free cash flow over the next five years. Based upon this analysis, the concluded Fair Value of Equity exceeded the carrying value of equity.

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

NOTE K:  TRUST PREFERRED SECURITIES

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

The junior subordinated debentures are subject to mandatory redemption, in whole or in part, upon repayment of the Capital Securities at maturity or their earlier redemption at the liquidation amount.  Subject to the Company having received prior approval of the Federal Reserve, if then required, the Capital Securities are redeemable prior to the maturity date of September 7, 2030, at the option of the Company; on or after September 7, 2020 at par; or on or after September 7, 2010 at a premium; or upon occurrence of specific events defined within the trust indenture.  The Company has the option to defer distributions on the RST II Capital Securities from time to time for a period not to exceed 20 consecutive quarterly periods, and the Company has the option to defer distributions on the RST I Capital Securities from time to time for a period not to exceed 10 consecutive semi-annual periods.

On August 5, 2010, the Company notified the trustees of the Capital Securities of the Company’s election to defer (a) the next four quarterly interest payments on the RST II Capital Securities, beginning on September 15, 2010 and extending through September 15, 2011, and (b) the next two semi-annual interest payments on the RST I Capital Securities, beginning on September 7, 2010 and extending through September 7, 2011. During any interest deferral period, the trust preferred indentures prohibit the Company from paying common stock dividends or repurchasing shares of common stock.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Information

Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that are provided to assist in the understanding of anticipated future financial performance. Forward-looking statements provide current expectations or forecasts of future events and are not guarantees of future performance. Examples of forward-looking statements include: (a) projections of income or expense, earnings per share, the payments or non-payments of dividends, capital structure and other financial items; (b) statements of plans and objectives of the Company or our management or Board of Directors, including those relating to products or services; (c) statements of future economic performance; and (d) statements of assumptions underlying such statements.  Words such as “anticipates,” “believes,” “plans,” “intends,” “expects,” “projects,” “estimates,” “should,” “may,” “would be,” “will allow,” “will likely result,” “will continue,” “will remain,” or other similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying those statements. Forward-looking statements are based on management’s expectations and are subject to a number of risks and uncertainties. Although management believes that the expectations reflected in such forward-looking statements are reasonable, actual results may differ materially from those expressed or implied in such statements. Risks and uncertainties that could cause actual results to differ materially include, without limitation, changes in interest rates, changes in the competitive environment, and changes in banking regulations or other regulatory or legislative requirements affecting bank holding companies. Additional detailed information concerning a number of important factors which could cause actual results to differ materially from the forward-looking statements contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations is available in the Company’s filings with the Securities and Exchange Commission, including the disclosure under the heading “Item 1A. Risk Factors” of Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, in “Item 1A. Risk Factors” of Part II of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2010, in “Item 1A. Risk Factors” of Part II of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2010, and in “Item 1A. Risk Factors” of Part II of this Quarterly Report on Form 10-Q. Undue reliance should not be placed on the forward-looking statements, which speak only as of the date hereof. Except as may be required by law, the Company undertakes no obligation to update any forward-looking statement to reflect unanticipated events or circumstances after the date on which the statement is made.

Overview of Rurban

Rurban Financial Corp. (“Rurban” or the “Company”) is a bank holding company registered with the Federal Reserve Board. Rurban’s wholly-owned subsidiary, The State Bank and Trust Company (“State Bank”), is engaged in commercial banking. Rurban’s technology subsidiary, Rurbanc Data Services, Inc. (“RDSI”), provides computerized data and item processing services to community banks and businesses.

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

Recent Developments Related to RDSI

On April 27, 2009, the Company announced a transaction between RDSI and New Core Holdings, Inc. d/b/a New Core Banking Systems, headquartered in Birmingham, AL (“New Core”). As part of this transaction, RDSI and New Core entered into a Reseller Software License and Support Agreement pursuant to which RDSI was granted rights as the exclusive provider of New Core’s Single Source™ software. RDSI and New Core also entered into an Agreement and Plan of Merger pursuant to which New Core would be merged with a newly-created subsidiary of RDSI and become a wholly-owned subsidiary of RDSI. A prerequisite of this merger would be the spin-off of RDSI from Rurban, resulting in RDSI becoming a separate independent public company. This would be followed immediately by the merger of RDSI and New Core.  On July 28, 2010, the Company announced that it had determined that the planned spin-off of RDSI and merger with New Core could not be successfully completed.  RDSI continues to work with New Core to address a wind-down of their relationships.

The Company expects that RDSI will lose all of its existing data processing clients with the exception of State Bank, which intends to continue its data processing and item processing services with RDSI using RDSI’s previous data processing system. However, RDSI continues to offer item processing and network services, and expects to maintain those primary businesses going forward. These services have not been and are not expected to be materially impacted by recent developments relating to RDSI’s data processing services. As of October 31, 2010, RDSI/DCM had relationships with 44 item processing and 10 network services clients.

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

Impact of Accounting Changes

None.

Nine Months Ended September 30, 2010 compared to Nine Months Ended September 30, 2009

Net Income: For the nine months ended September 30, 2010, net loss for the Company was $(9.0) million, or $(1.86) per diluted share, compared to $2.27 million in net income, or $0.46 per diluted share, for the first nine months of 2009. This reflects an increase in non-interest expense of $4.2 million and an increase in the provision for loan losses of $3.60 million for State Bank and $3.0 million for RDSI. RDSI had a net loss for the first nine months of 2010 of $7.4 million.

Net Interest Income: Net interest income was $14.8 million, a decrease of $0.90 million, or 5.7 percent, from 2009. Earning assets decreased $16.9 million, or 3.0 percent, over the prior year third quarter. The decrease in earning assets was a result of loan pay-downs over the past twelve months and selective exit from undesirable loan relationships, offset by an increase in securities balances.  Total loan balances at September 30, 2010 totaled $438.5 million.

Provision for Loan Losses: The provision for loan losses was $8.79 million for the first nine months of 2010 compared to a $2.2 million provision for the first nine months of 2009. Included in the provision was a $3.0 million provision at RDSI related to a loan for software development costs. The Company experienced an increase in losses year over year, which is reflected in net charge-offs of $9.37 million compared to $1.28 million of net charge-offs in 2009. At September 30, 2010, consolidated non-performing assets were $12.1 million, or 1.77 percent of total assets, as compared with $11.7 million, or 1.74 percent of total assets at September 30, 2009.

Non-interest Income: Non-interest income was $16.6 million for the first nine months of 2010 compared with $22.4 million for the first nine months of 2009, a decrease of $5.8 million, or 25.9 percent. Data processing fees were down $6.0 million from the prior year, reflecting the loss of data processing clients at RDSI.

Non-interest Expense: Non-interest expense was $37.2 million for the first nine months of 2010, compared with $33.0 million for the first nine months of 2009. Software and fixed asset impairment increased $4.9 million due to the write-downs at RDSI. Salary and benefit expense is down $1.5 million, or 9.6 percent, which reflects the reduction in staff of 64 from the prior year. Year over year, OMSR amortization expense is up $0.56 million.

Three Months Ended September 30, 2010 compared to Three Months Ended September 30, 2009

Net Income: For the three months ended September 30, 2010, net income for the Company was $0.03 million, or $0.01 per diluted share, compared to $0.16 million in net income, or $0.03 per diluted share, for the third quarter of 2009. This reflects a decrease in non-interest expense of $2.2 million and a decrease in non-interest income of $2.0 million. RDSI had a net loss for the quarter of $0.05 million.

Net Interest Income: Net interest income was $4.9 million, a decrease of $0.04 million, or 7.6 percent, from 2009.

Provision for Loan Losses: The provision for loan losses was $0.90 million for the third quarter of 2010, which was flat to the prior-year third quarter. The Company experienced an increase in losses year over year, which is reflected in net charge-offs for the quarter of $1.45 million compared to $0.84 million of net charge-offs in the third quarter of 2009. For the third quarter of 2010, net charge-offs as a percentage of average loans was 1.32 percent annualized, compared to .73 percent annualized for the third quarter of 2009.

($ in Thousands) (State Bank Results Only)	Sept. 30, 2010	Sept. 30, 2009
Net charge-offs	$1,448	$837
Non-performing loans	$10,107	$9,646
OREO / OAO	$1,947	$1,748
Non-performing assets	$12,054	$11,394
Non-performing assets / Total assets	1.77%	1.69%
Allowance for loan losses / Total loans	1.47%	1.29%
Allowance for loan losses / Non-performing loans	63.8%	61.5%

Non-interest Income: Non-interest income was $5.13 million for the third quarter of 2010 compared with $7.08 million for the third quarter of 2009, a decrease of $1.95 million, or 27.5 percent. Data processing fees were down $2.8 million from the prior year, reflecting the loss of data processing clients at RDSI.

Non-interest Expense: Non-interest expense was $9.3 million for the third quarter of 2010, compared with $11.5 million in 2009.  Salary and benefit expense was down $1.3 million, reflecting our lower staff level and equipment expense, which was down $1.17 million due to lower RDSI depreciation expense. The quarter’s results include a $0.04 million impairment of our mortgage servicing rights.

Changes in Financial Condition

September 30, 2010 vs. December 31, 2009

At September 30, 2010, total assets were $681.2 million, representing an increase of $8.2 million, or 1.22 percent, from December 31, 2009. The increase is primarily attributable to an increase of $35.8 million in cash balances.

At September 30, 2010, liabilities totaled $627.1 million, an increase of $15.8 million since December 31, 2009. Of this increase, significant changes include deposits, which increased $31.1 million. Offsetting the increase in deposits was a decrease of $5.0 million in Fed Funds purchased, advances from the Federal Home Loan Bank, which decreased $9.9 million, and other liabilities, which decreased $5.0 million.

From December 31, 2009 to September 30, 2010, total shareholders’ equity decreased $7.6 million, or 12.32 percent, to $54.1 million.

Goodwill

As noted in Note K, goodwill was reviewed for impairment for both State Bank and RDSI at June 30, 2010. This independent review resulted in no impairment for either business segment. At September 30, 2010 and December 31, 2009, goodwill comprised $21.4 million of Rurban’s consolidated balance sheet. This included $16.4 million at State Bank and $5.0 million at RDSI.

Capital Resources

At September 30, 2010, estimated capital levels and minimum required levels for the Company and State Bank were as follows (in millions):

					Minimum Required
			Minimum Required		To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total risk-based capital
(to risk weighted assets)
Consolidated	$51.0	11.6%	$35.1	8.0%	$-	N/A
State Bank	50.2	11.6	34.7	8.0	43.3	10.0

Both the Company and State Bank had capital levels qualifying them to be deemed well capitalized at September 30, 2010.

LIQUIDITY

Liquidity relates primarily to the Company’s ability to fund loan demand, meet deposit customers’ withdrawal requirements and provide for operating expenses. Assets used to satisfy these needs consist of cash and due from banks, federal funds sold, interest-earning deposits in other financial institutions, securities available-for-sale and loans held for sale. These assets are commonly referred to as liquid assets. Liquid assets were $190.1 million at September 30, 2010.

The cash flow statements for the periods presented provide an indication of the Company’s sources and uses of cash, as well as an indication of the ability of the Company to maintain an adequate level of liquidity. A discussion of the cash flow statements for the nine months ended September 30, 2010 follows.

The Company experienced positive cash flows from operating activities for the nine months ended September 30, 2010 of $8.5 million. For the nine months ended September 30, 2009, the Company experienced negative cash flows from operations of $3.4 million.

Net cash flow from investing activities was a positive $6.7 million and a negative $7.5 million for the nine months ended September 30, 2010 and 2009, respectively. The changes in net cash from investing activities at September 30, 2010 included available-for-sale securities purchases totaling $52.2 million. These cash payments were offset by $32.8 million in proceeds from maturities of securities and $10.0 million in proceeds from sales of securities. Changes in net loans were $13.6 million. The changes in net cash from investing activities at September 30, 2009 included the purchase of securities of $50.0 million and changes in loans of a negative $0.5 million. This was partially offset by the proceeds from maturities or calls and sales of securities of $44.2 million.

Net cash flow from financing activities was a positive $20.5 million and a positive $13.9 million for the nine months ended September 30, 2010 and 2009, respectively. The 2010 financing activities included a $23.1 million increase in demand deposits, money market, interest checking and savings accounts, and a $7.9 million increase in certificates of deposit. Proceeds from advances from the Federal Home Loan Bank totaled $2.0 million, and proceeds from notes payable totaled $2.3 million. Offsetting this increase were repayments of Federal Home Loan Bank advances of $11.8 million and repayment of notes payable of $1.0 million. The net cash provided by financing activities at September 30, 2009 was primarily due to proceeds from advances from the FHLB which totaled $7.5 million, and a $4.2 million increase in notes payable. Deposits had a net increase of $8.1 million and repayment of FHLB advances totaled $4.3 million.

Off-Balance-Sheet Borrowing Arrangements:

Significant additional off-balance-sheet liquidity is available to the Company in the form of FHLB advances and unused federal funds lines from correspondent banks. Management expects the risk of changes in off-balance-sheet arrangements to be immaterial to earnings.

At September 30, 2010, the Company had unused federal funds lines and lines of credit totaling $14.8 million.

The Company’s contractual obligations as of September 30, 2010 consisted of long-term debt obligations, other debt obligations, operating lease obligations and other long-term liabilities. Long-term debt obligations were comprised of FHLB advances of $26.0 million. Other debt obligations were comprised of Trust Preferred Securities of $20.6 million. The Company’s operating lease obligations consisted of a lease on the RDSI operations building of $99,600 per year, a lease on the RDSI-North building of $162,000 per year, a lease on the Northtowne branch of State Bank of $60,000 per year and a lease on the RDSI/DCM Lansing facility of $61,000 per year.

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

Changes to Internal Control Over Financial Reporting

During the Company’s fiscal quarter ended September 30, 2010, the Company took certain remedial steps to address the material weakness in the Company’s internal control over financial reporting, as disclosed in “Item 4. Controls and Procedures” of Part I of the Company’s Quarterly Report on Form 10-Q for fiscal quarter ended June 30, 2010.

Other than these remedial steps, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended September 30, 2010, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

There are certain risks and uncertainties in our business that could cause our actual results to differ materially from those anticipated. A detailed discussion of our risk factors is included in “Item 1A. Risk Factors” of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, as updated by “Item 1A. Risk Factors” of Part II of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, and as updated by “Item 1A. Risk Factors” of Part II of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010. The following information updates certain of our risk factors and should be read in conjunction with the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, as updated by “Item 1A. Risk Factors” of Part II of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, and as updated by “Item 1A. Risk Factors” of Part II of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.

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

The Company expects that RDSI will lose all of its existing data processing clients with the exception of State Bank, which intends to continue its data processing and item processing services with RDSI using RDSI’s previous data processing system. However, RDSI continues to offer item processing and network services, and expects to maintain those primary businesses going forward. These services have not been and are not expected to be materially impacted by recent developments relating to RDSI’s data processing services. As of October 31, 2010, RDSI/DCM had relationships with 44 item processing and 10 network services clients.

In view of the expected loss of data processing clients and associated revenue by RDSI in connection with the wind-down of its relationship with New Core, it is anticipated that RDSI will experience a net operating loss through the remainder of 2010.

Changes in economic conditions could adversely affect our earnings, as our borrowers’ ability to repay loans and the value of the collateral securing our loans decline.

Our success depends to a large extent upon local and national economic conditions, as well as governmental fiscal and monetary policies.  Conditions such as inflation, recession, unemployment, changes in interest rates, money supply and other factors beyond our control can adversely affect our asset quality, deposit levels and loan demand and, therefore, our earnings and our capital.  Because we have a significant amount of real estate loans, additional decreases in real estate values could adversely affect the value of property used as collateral and our ability to sell the collateral upon foreclosure. Adverse changes in the economy may also have a negative effect on the ability of our borrowers to make timely repayments of their loans, which would have an adverse impact on our earnings and cash flows.

We continue to experience difficult economic conditions and high unemployment in our market areas, which has impaired the ability of our customers to make payments on their loans, and a significant continued decline in the economy in our market areas could have a materially adverse effect on our financial condition and results of operations.  As a result of these economic conditions, the Company’s future earnings continue to be susceptible to further declining credit conditions in the markets in which we operate.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
a.	Not applicable
b.	Not applicable
c.
The Company did not have any repurchases of common shares during the three months ended September 30, 2010. On April 12, 2007, the Company announced that its Board of Directors had authorized a stock repurchase program pursuant to which the Company could repurchase up to 250,000 of its common shares from time to time over a period of fifteen months. On July 22, 2008, the Board of Directors extended the stock repurchase program for an additional twelve months, with no change in the number of authorized shares. On July 15, 2009, the Board of Directors extended the stock repurchase program for an additional fifteen months, with no change in the number of authorized shares. The Company repurchased a total of 165,654 common shares under the stock repurchase program, which expired on October 12, 2010.

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

RURBAN FINANCIAL CORP.

Date: November 15, 2010	By	/s/ Mark A. Klein
Mark A. Klein
President and Chief Executive Officer

	By	/s/ Anthony V. Cosentino
Anthony V. Cosentino
Executive Vice President and
Chief Financial Officer