Form 10-K
period 2010-12-31
RURBAN FINANCIAL CORP
filed 2011-03-31
CIK 767405

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010
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
Large Accelerate Filer ☐  Accelerated Filer ☐  Non-Accelerated Filer ☐  Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

The aggregate market value of the common shares of the registrant held by non-affiliates computed by reference to the price at which the common shares were last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $19,641,587.

The number of common shares of the registrant outstanding at March 31, 2011 was 4,861,779.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for its Annual Meeting of Shareholders to be held on May 5, 2011 are incorporated by reference into Part III of this Annual Report on Form 10-K.

RURBAN FINANCIAL CORP.
2010 ANNUAL REPORT ON FORM 10-K

TABLE OF CONTENTS

PART I

Item 1.	Business

Item 1A.	Risk Factors
Item 1B.	Unresolved Staff Comments
Item 2.	Properties
Item 3.	Legal Proceedings
Item 4.	Reserved
Supplemental Item: Executive Officers of the Registrant

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Item 6.	Selected Financial Data
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A.	Qualitative and Quantitative Disclosures about Market Risk
Item 8.	Financial Statements and Supplementary Data
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
Item 9A.	Controls and Procedures
Item 9B.	Other Information

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13.	Certain Relationships and Related Transactions, and Director Independence
Item 14.	Principal Accountant Fees and Services

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Signatures and Certifications

PART I

Item 1.              Business.

Certain statements contained in this Annual Report on Form 10-K which are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  See “Cautionary Statement Regarding Forward-Looking Information” under Item 1A. Risk Factors on page 11 of this Annual Report on Form 10-K.

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

Through its direct and indirect subsidiaries, The State Bank and Trust Company (“State Bank”),  RFCBC, Inc. (“RFCBC”), Rurbanc Data Services, Inc. dba RDSI Banking Systems (“RDSI”), Rurban Mortgage Company (“RMC”), Rurban Investments, Inc. (“RII”), Rurban Statutory Trust I (“RST I”), and Rurban Statutory Trust II (“RST II”), the Company is engaged in a variety of activities, including commercial banking, data and item processing, and trust and financial services, as explained in more detail below.  State Bank owns all of the outstanding stock of Rurban Mortgage Company (“RMC”) and Rurban Investments Inc. (“RII”).

General Description of Holding Company Group

State Bank

State Bank is an Ohio state-chartered bank, which offers a full range of commercial banking services, including checking accounts, passbook savings, money market accounts and time certificates of deposit; automatic teller machines; commercial, consumer, agricultural and residential mortgage loans (including “Home Value Equity” line of credit loans); personal and corporate trust services; commercial leasing; bank credit card services; safe deposit box rentals; Internet and telephone banking; and other personalized banking services.  The trust and financial services division of State Bank, Reliance Financial Services (“RFS”), offers various trust and financial services, including asset management services for individuals and corporate employee benefit plans, as well as brokerage services through PrimeVest Financial Services.  State Bank presently operates nineteen banking centers, all located within the Ohio counties of Allen, Defiance, Fulton, Lucas, Paulding, Wood and Williams, and one located in Allen County, Indiana.  State Bank also presently operates two Loan Production Offices, one in Franklin County, Ohio and one in Steuben County, Indiana.  At December 31, 2010, State Bank had 196 full-time equivalent employees.

RMC

RMC is an Ohio corporation and wholly-owned subsidiary of State Bank. RMC is a mortgage company; however, it ceased originating mortgage loans in the second quarter of 2000 and is presently inactive.  At December 31, 2010, RMC had no employees.

RFCBC

RFCBC is an Ohio corporation and wholly-owned subsidiary of the Company that was incorporated in August 2004.  RFCBC operates as a loan subsidiary in servicing and working out problem loans.  At December 31, 2010, RFCBC had no employees.

RDSI

RDSI has been in operation since 1964 and became an Ohio corporation in June 1976.  RDSI has one operating location in Defiance, Ohio. In September 2006, RDSI acquired Diverse Computer Marketers, Inc. (“DCM”) which was merged into RDSI effective December 31, 2007 and now operates as a division of RDSI doing business as “DCM”.  DCM has one operating location in Lansing, Michigan.

RDSI provides data processing and item processing and related services to community banks located in Illinois, Indiana, Michigan, Ohio and Wisconsin.  At December 31, 2010, RDSI had 43 full-time equivalent employees.

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

Recent Developments

State Bank

           State Bank aggressively managed down the level of problem assets throughout the year.  At December 31, 2010, non-performing assets had declined $6.5 million from the prior year.  The level of non-performing assets to total assets of 2.09 percent was down from 3.02 percent for the prior year.

Operating expense reductions were a critical part of State Bank’s efforts during the year, and included a branch closing, staff reductions and operating efficiencies throughout the organization.

Mortgage loan production continued to be a key part of State Bank revenue growth.  Total gain on sale from saleable loans, the majority of which was mortgage production, was $4.8 million during 2010, an increase of 43 percent over the 2009 revenue levels.

Loan loss provision was a significant drain on earnings during 2010.  For the year, provision expense was $7.6 million to cover loan charge-offs of $7.9 million.  The bank’s loan loss allowance of 1.57 percent is up 2 basis points from the prior year.  This allowance provided a coverage level for our non-performing loans of 55 percent.

RDSI

On April 27, 2009, the Company announced a transaction between RDSI and New Core Holdings, Inc. d/b/a New Core Banking Systems, headquartered in Birmingham, AL (“New Core”). As part of this transaction, RDSI and New Core entered into a Reseller Software License and Support Agreement pursuant to which RDSI was granted rights as the exclusive provider of New Core’s Single Source™ software. RDSI and New Core also entered into an Agreement and Plan of Merger pursuant to which New Core would be merged with a newly-created subsidiary of RDSI and become a wholly-owned subsidiary of RDSI. A prerequisite of this merger would be the spin-off of RDSI from Rurban, resulting in RDSI becoming a separate independent public company. This would be followed immediately by the merger of RDSI and New Core.  On July 28, 2010, RDSI announced that the proposed strategic partnership and merger with New Core Holdings, Inc. could not be successfully completed as previously contemplated.  As part of that announcement, RDSI incurred a significant write-off of hardware, software and development costs of $10.0 million.  That write-off, together with an aggregate of $6.3 million in Goodwill and intangible impairments related to the loss of client banks and associated revenue at RDSI, drove the bulk of the net loss in 2010 at the Company.  Included in the $10 million impairment was a $3.0 million loan loss to New Core Holdings, Inc.

Competition

State Bank experiences significant competition in attracting depositors and borrowers.  Competition in lending activities comes principally from other commercial banks in the lending areas of State Bank, and to a lesser extent, from savings associations, insurance companies, governmental agencies, credit unions, securities brokerage firms and pension funds.  The primary factors in competing for loans are interest rates charged and overall banking services.

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

Under Federal Reserve Board policy, a bank holding company is expected to act as a source of financial strength to its subsidiary bank and to commit resources to support its subsidiary bank.  Pursuant to this policy, the Federal Reserve Board may require a bank holding company to contribute additional capital to an undercapitalized subsidiary bank and may disapprove of the payment of dividends to shareholders if the Federal Reserve Board determines that the payment of such dividends would be an unsafe or unsound practice.

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

The Federal Home Loan Banks (“FHLBs”) provide credit to their members in the form of advances.  As a member of the FHLB of Cincinnati, State Bank must maintain certain minimum investments in the capital stock of the FHLB of Cincinnati.  State Bank was in compliance with these requirements at December 31, 2010.

Dividends

In January 2010, the Company announced that it had elected to suspend payment of quarterly cash dividends.  There can be no assurance as to if or when the Company might reinstate dividends to shareholders or as to the amount of any dividends which may be declared in future periods.

The Company is a bank holding company and its ability to declare and pay dividends is dependent on certain federal regulatory considerations, including the guidelines of the Federal Reserve Board regarding capital adequacy and dividends.  In addition, the ability of the Company to obtain funds for the payment of dividends and for other cash requirements is largely dependent on the amount of dividends that may be declared and paid by its subsidiaries.  State Bank may not pay dividends out of its surplus if, after paying these dividends, it would fail to meet the required minimum levels under the risk-based capital guidelines and minimum leverage ratio requirements established by the Federal Reserve Board.  In addition, State Bank must obtain the approval of the Federal Reserve Board and the Ohio Division of Financial Institutions if a dividend in any year would cause the total dividends for that year to exceed the sum of the bank’s current year’s net profits and the retained net profits for the preceding two years, less required transfers to surplus.  Payment of dividends by State Bank may be restricted at any time at the discretion of its regulatory authorities, if they deem such dividends to constitute an unsafe and/or unsound banking practice.  These provisions could have the effect of limiting the Company’s ability to pay dividends on its outstanding common shares in the future.

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

•	limit the extent to which a bank or its subsidiaries may engage in “covered transactions” with all affiliates to 20% of the bank’s capital stock and surplus; and
•	require that all covered transactions be on terms substantially the same, or at least as favorable to the bank or subsidiary, as those provided to nonaffiliated.

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

Regulatory Capital

The Federal Reserve Board has adopted risk-based capital guidelines for bank holding companies and for state member banks, such as State Bank.  The risk-based capital guidelines include both a definition of capital and a framework for calculating risk weighted assets by assigning assets and off-balance-sheet items to broad risk categories.  The minimum ratio of total capital to risk weighted assets (including certain off-balance-sheet items, such as standby letters of credit) is 8%.  Of that 8%, at least 4% must be comprised of common shareholders’ equity (including retained earnings but excluding treasury stock), non-cumulative perpetual preferred stock, a limited amount of cumulative perpetual preferred stock, and minority interests in equity accounts of consolidated subsidiaries, less goodwill and certain other intangible assets (“Tier 1 capital”).  The remainder of total risk-based capital (“Tier 2 capital”) may consist, among other things, of certain amounts of mandatory convertible debt securities, subordinated debt, preferred stock not qualifying as Tier 1 capital, allowance for loan and lease losses and net unrealized gains, after applicable taxes, on available-for-sale equity securities with readily determinable fair values, all subject to limitations established by the guidelines.  Under the guidelines, capital is compared to the relative risk related to the balance sheet.  To derive the risk included in the balance sheet, one of four risk weights (0%, 20%, 50%, and 100%) is applied to different balance sheet and off-balance sheet assets, primarily based on the relative credit risk of the counterparty.  The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

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

The Company’s management believes that the Company and State Bank, at year end 2010, satisfied all requirements to be deemed “well capitalized”.

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

USA Patriot Act

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

Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) was enacted into law on July 21, 2010.  The Dodd-Frank Act is expected to significantly change the regulation of financial institutions and the financial services industry.  Because the Dodd-Frank Act requires various federal agencies to adopt a broad range of regulations with significant discretion, many of the details of the new law and the effects they will have on the Company will not be known for months and even years.

The following changes that will be implemented pursuant to the Dodd-Frank Act may have an effect on the Company’s business:

•	the Dodd-Frank Act creates a Consumer Financial Protection Bureau with broad powers to adopt and enforce consumer protection regulations;

•	new capital regulations for bank holding companies will be adopted, which may impose stricter requirements, and any new trust preferred securities will no longer constitute Tier I capital;

•	the federal law prohibiting the payment of interest on commercial demand deposit accounts will be eliminated effective in July 2011;

•
the standard maximum amount of deposit insurance per customer is permanently increased to $250,000, and non-interest bearing transaction accounts will have unlimited insurance through December 31, 2012;

•	the assessment base for determining deposit insurance premiums will be expanded to include liabilities other than just deposits; and

•
new corporate governance requirements applicable generally to all public companies in all industries will require new compensation practices and disclosure requirements, including requiring companies to “claw back” incentive compensation under certain circumstances, to provide shareholders the opportunity to cast a non-binding vote on executive compensation and to consider the independence of compensation advisers.

Many provisions of the Dodd-Frank Act have not yet been implemented and will require interpretation and rule making by federal regulators.  While the ultimate effect of the Dodd-Frank Act on the Company cannot yet be determined, the law is likely to increase compliance costs and fees paid to regulators, along with possible restrictions on the operations of the Company.

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

Item 1A.  Risk Factors

Cautionary Statement Regarding Forward-Looking Information

Certain statements contained in this Annual Report on Form 10-K, and in other statements that we make from time to time in filings by the Company with the SEC, in press releases, and in oral and written statements made by or with the approval of the Company which are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Examples of forward-looking statements include:  (a) projections of income or expense, earnings per share, the payment or non-payment of dividends, capital structure and other financial items; (b) statements of plans and objectives of the Company or our Board of Directors or management, including those relating to products and services; (c) statements of future economic performance; (d) statements of future customer attraction or retention; and (d) statements of assumptions underlying these statements.  These forward-looking statements include, but are not limited to, statements preceded by or that include the words or phrases “anticipates,” “believes,” “plans,” “intends,” “expects,” “projects,” “estimates,” “should,” “may,” “would be,” “will allow,” “will likely result,” “will continue,” “will remain,” or similar expressions.

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

Our earnings are significantly affected by the fiscal and monetary policies of the federal government and its agencies.

The policies of the Federal Reserve Board impact us significantly.  The Federal Reserve Board regulates the supply of money and credit in the United States.  Its policies directly and indirectly influence the rate of interest earned on loans and paid on borrowings and interest-bearing deposits, and can also affect the value of financial instruments we hold.  Those policies determine to a significant extent our cost of funds for lending and investing.  Changes in those policies are beyond our control and are difficult to predict.  Federal Reserve Board policies can also affect our borrowers, potentially increasing the risk that they may fail to repay their loans. For example, a tightening of the money supply by the Federal Reserve Board could reduce the demand for a borrower’s products and services.  This could adversely affect the borrower’s earnings and ability to repay its loan, which could have a material adverse effect on our financial condition and results of operations.

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

RDSI may continue to experience net operating losses as a result of the loss of data processing customers.

On July 28, 2010, the Company announced that it had determined that the planned spin-off of RDSI and merger with New Core cannot be successfully completed. RDSI is working to address a wind-down of the relationships with New Core to enable both companies to pursue their separate strategic directions. As a result of this determination, together with the loss of RDSI’s data processing client base and associated revenue, the Company recorded a $5.6 million pre-tax charge in the second quarter of 2010 for impairment and write-downs of hardware, software and developmental costs related to the data processing business of RDSI. The Company also recorded a $3.0 million loan provision and associated charge-off at RDSI during the second quarter of 2010 relating to a loan to New Core Holdings Inc. for software development costs.

RDSI currently provides data processing services exclusively to State Bank, as RDSI has discontinued offering data processing services to other client banks.  However, RDSI continues to offer item processing and network services, and expects to maintain those primary businesses going forward.  The current customer base at RDSI is significantly lower than the prior year and RDSI anticipates normal levels of attrition going forward.  Should RDSI be unable to replace lost clients and expand its existing client base, revenue will decline and additional operating losses within that business segment are likely to occur.

FDIC insurance premiums may increase materially, which could negatively affect our profitability.

The FDIC insures deposits at FDIC insured financial institutions, including State Bank.  The FDIC charges the insured financial institutions premiums to maintain the Deposit Insurance Fund at a certain level.  During 2008 and 2009, there were higher levels of bank failures which dramatically increased resolution costs of the FDIC and depleted the deposit insurance fund.  The FDIC collected a special assessment in 2009 to replenish the Deposit Insurance Fund and also required a prepayment of an estimated amount of future deposit insurance premiums.  If the costs of future bank failures increase, deposit insurance premiums may also increase.

Legislative or regulatory changes could adversely impact our businesses.

The financial services industry is extensively regulated.  We are subject to state and federal regulation, supervision and legislation that govern almost all aspects of our operations.  Laws and regulations may change from time to time and are primarily intended for the protection of consumers, depositors, federal deposit insurance funds and the banking system as a whole, and not to benefit our shareholders.  The impact of any changes to laws and regulations or other actions by regulatory agencies may negatively impact us.  In light of current conditions in the global financial markets and the global economy, regulators have increased their focus on the regulation of the financial services industry.  Most recently, the federal government has intervened on an unprecedented scale in responding to the stresses experienced in the global financial markets. Some of the laws enacted by Congress and regulations promulgated by the federal banking regulators subject us and other financial institutions to additional restrictions, oversight or costs that may have an impact on our business, results of operations or the price of our common shares.

The Dodd-Frank Act was signed into law on July 21, 2010, and, although it became generally effective in July 2010, many of its provisions have extended implementation periods and delayed effective dates and will require extensive rulemaking by regulatory authorities.  The Dodd-Frank Act, including future rules implementing its provisions and the interpretation of those rules, could result in a number of adverse impacts on the Company and its subsidiaries. The levels of capital and liquidity with which we must operate may be subject to more stringent capital requirements.  In addition, we may be subjected to higher deposit insurance premiums to the FDIC.  We may also be subject to additional regulations under the newly established Bureau of Consumer Financial Protection which was given broad authority to implement new consumer protection regulations.  These and other provisions of the Dodd-Frank Act may place significant additional costs on us, impede our growth opportunities and place us at a competitive disadvantage.

In addition, effective July 2011, the Dodd-Frank Act eliminates the federal law prohibition on the payment of interest on commercial demand deposit accounts.  Depending on competitive responses, this change to a long-standing law could have a material adverse effect on State Bank.

We may be a defendant from time to time in a variety of litigation and other actions, which could have a material adverse effect on our financial condition and results of operations.

The Company and its subsidiaries may be involved from time to time in a variety of litigation arising out of our businesses. The risk of litigation increases in times of increased troubled loan collection activity.  Our insurance may not cover all claims that may be asserted against us, and any claims asserted against us, regardless of merit or eventual outcome, may harm our reputation.  Should the ultimate judgments or settlements in any litigation exceed our insurance coverage, they could have a material adverse effect on our financial condition and results of operations.  In addition, we may not be able to obtain appropriate types or levels of insurance in the future, nor may we be able to obtain adequate replacement policies with acceptable terms, if at all.

Our success depends upon our ability to attract and retain key personnel.

Our success depends upon the continued service of our senior management team and upon our ability to attract and retain qualified financial services personnel.  Competition for qualified employees is intense.  We cannot assure you that we will be able to retain our existing key personnel or attract additional qualified personnel.  If we lose the services of our key personnel, or are unable to attract additional qualified personnel, our business, financial condition and results of operations could be adversely affected.

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

We are dependent primarily upon the earnings of our operating subsidiaries for funds to pay dividends on our common shares.  The payment of dividends by us is also subject to regulatory restrictions.  As a result, any payment of dividends in the future will be dependent, in large part, on our ability to satisfy these regulatory restrictions and our subsidiaries’ earnings, capital requirements, financial condition and other factors.  In January 2010, the Company announced the suspension of quarterly cash dividends.  There can be no assurance as to if or when the Company might be able to pay dividends again or as to the amount of any dividends which may be declared and paid to shareholders in future periods.  Our continued failure to pay dividends on our common shares could have a material adverse effect on the market price of our common shares.

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

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make significant estimates that affect the financial statements.  Two of our most critical estimates are the level of the allowance for loan losses and the accounting for goodwill and other intangibles.  Because of the inherent nature of these estimates, we cannot provide complete assurance that we will not be required to charge earnings for significant unexpected loan losses, nor that we will not recognize a material provision for impairment of our goodwill.  For additional information regarding these critical estimates, see Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations beginning on page 33 of this Annual Report on Form 10-K.

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

Item 1B.  Unresolved Staff Comments

None

Item 2.  Properties.

The Company’s principal executive offices are located at 401 Clinton Street, Defiance, Ohio.  This facility is owned by State Bank, and a portion of the facility is leased to the Company.  State Bank owns the land and buildings occupied by 18 of its banking centers and leases five other properties used as banking centers and office space from various parties on varying lease terms.  There is no outstanding mortgage debt on any of the properties which the Company owns.  Listed below are the banking centers, loan production offices and service facilities of the Company and their addresses, all of which are located in Allen, Defiance, Fulton, Franklin, Lucas, Paulding, Williams and Wood Counties of Ohio, and Allen and Steuben Counties of Indiana:

Main Banking Center & Corporate Offices	401 Clinton Street, Defiance, OH
Angola LPO	908 North Wayne Street, Suite A, Angola, IN
Bryan Banking Center	1419 West High Street, Bryan, OH
Chief Banking Center	705 Deatrick Street, Defiance, OH
Columbus LPO	109 South High, #8, Dublin, OH
Delta Banking Center	312 Main Street, Delta, OH
Fort Wayne Banking Center	12832 Coldwater Road, Fort Wayne, IN
Luckey Banking Center	235 Main Street, Luckey, OH
Lyons Banking Center	133 East Morenci Street, Lyons, OH
Market Street Banking Center	930 West Market Street, Lima, OH
Montpelier Banking Center	1201 East Main Street, Montpelier, OH
Motor Bank Drive-thru	510 Third Street, Defiance, OH
Northtowne Banking Center	1600 North Clinton Street, Defiance, OH
Oakwood Banking Center	218 North First Street, Oakwood, OH
Paulding Banking Center	220 North Main Street, Paulding, OH
Perrysburg Banking Center	610 East South Boundary Street, Perrysburg, OH
Pioneer Banking Center	119 South State Street, Pioneer, OH
Sylvania Banking Center	6401 Monroe Street, Sylvania, OH
Walbridge Banking Center	311 Main Street, Walbridge, OH
Wauseon Banking Center	515 Parkview, Wauseon, OH
West Unity Banking Center	112 East Jackson Street, West Unity, OH

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
RDSI (DCM) leases office space located at 3101 Technology Blvd., Suite B, Lansing, Michigan.

Item 3.  Legal Proceedings.

On January 18, 2011, the Company’s subsidiary, RDSI, filed a lawsuit against New Core Holdings, Inc. (“New Core”) in the Court of Common Pleas, Defiance County, Ohio (Case No. 11-CV-41125).  RDSI’s complaint alleges, among other things, that New Core breached its loan agreement, promissory notes, merger agreement and certain other agreements entered into between RDSI and New Core in connection with the previously planned merger of RDSI with New Core.  RDSI’s complaint seeks, among other things, recovery of an amount in excess of $3,260,000, plus costs and expenses, including attorneys’ fees, an order directing the release of certain software collateral, and a declaration that RDSI has no obligation to advance any additional loans or pay any additional funds to New Core.  New Core subsequently removed this lawsuit to the United States District Court for the Northern District of Ohio (Case No. 3:11cv366).  As of the date of this Annual Report on Form 10-K, New Core had not yet filed any answer or other response to RDSI’s complaint.  At this time, the Company is unable to predict the likelihood of RDSI’s success on its claims, or the amount of any damages that may be awarded to RDSI or New Core in this lawsuit.

In the ordinary course of our business, the Company and its subsidiaries are also parties to various legal actions which we believe are incidental to the operation of our business.  Although the ultimate outcome and amount of liability, if any, with respect to these legal actions cannot presently be ascertained with certainty, in the opinion of management, based upon information currently available to us, any resulting liability is not likely to have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

Item 4.  Reserved.

Supplemental Item: Executive Officers of the Registrant.

The following table lists the names and ages of the executive officers of the Company as of March 31, 2011, the positions presently held by each executive officer and the business experience of each executive officer during the past five years.  Unless otherwise indicated, each person has held his principal occupation(s) for more than five years.

Name	Age	Position(s) Held with the Company and its Subsidiaries and Principal Occupation(s)

Mark A. Klein	56
President, and Chief Executive Officer of the Company since January 2010; Director of the Company since February 2010; President and Chief Executive Officer of State Bank since January 2006; Director of State Bank since 2006; Member of RFS Investment Committee since March 2007. Senior Vice President Private Banking of Sky Bank, Toledo, Ohio from 2004 to January 2006; Vice President and Team Leader of Sky Bank, Toledo, Ohio from 2000 to 2004; Executive Vice President and Senior Lender of $450 million Sky Bank affiliate from 1994 to 1999; 12 year Member of Defiance City School Board of Education; Member of Defiance Area Foundation Board (non-profit); Member of Promedica-Defiance Regional Medical Center Foundation Board.

Anthony V. Cosentino	48
Executive Vice President of the Company and State Bank since March 2010.  Vice President for Financial Planning and Analysis at AmTrust Financial Corporation from June 2006 to December 2009.  Chief Financial Officer of Fifth Third Bank of Northeastern Ohio, a subsidiary of Fifth Third Bancorp, from August 1994 to May 2006.

Jonathan R. Gathman	37
Executive Vice President and Senior Lending Officer of the Company since October 2005; Senior Vice President and Commercial Lending Manager from June 2005 through October 2005; Vice President and Commercial Lender from February 2003 through June 2005. Began working for The State Bank and Trust Company in May 1996.

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

The following are the condensed average balance sheets for the years ending December 31 and the interest earned or paid on such amounts and the average interest rate thereon:

	2010			2009			2008
($in thousands)	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Securities
Taxable	$86,961	$2,267	2.61%	$89,092	$4,083	4.58%	$84,301	$4,293	5.09%
Non-taxable (1)	31,895	2,114	6.63%	27,114	1,611	5.94%	17,193	1,040	6.05%
Federal funds sold	—	—	N/A	77	0	0.17%	4,985	134	2.68%
Loans, net (2)(3)	445,700	25,934	5.82%	453,787	27,492	6.06%	401,770	27,601	6.87%
Total earning assets	564,556	30,315	5.37%	570,070	33,186	5.82%	508,250	33,067	6.51%
Cash and due from banks	43,024			27,573			9,570
Allowance for loan losses	(6,913)			(5,650)			(4,182)
Premises and equipment	20,336			23,993			21,145
Other assets	52,777			51,485			40,708

Total assets	$673,781			$667,470			$575,491

Liabilities
Deposits
Savings and interest-bearing demand deposits	$231,294	$622	0.27%	$209,394	$780	0.37%	$158,765	$1,748	1.10%
Time deposits	215,668	4,501	2.09%	226,275	5,747	2.54%	213,891	8,319	3.89%
Short-term borrowings	50,092	1,851	3.70%	46,930	1,869	3.98%	44,891	1,874	4.18%
Advances from FHLB	28,313	1,094	3.86%	38,571	1,625	4.21%	33,377	1,508	4.52%
Junior subordinated debentures	20,620	1,534	7.44%	20,620	1,573	7.63%	20,620	1,692	8.20%
Other borrowed funds	—	—	N/A	—	—	N/A	—	—	N/A
Total interest-bearing liabilities	545,987	9,602	1.76%	541,790	11,594	2.14%	471,544	15,141	3.21%

Demand deposits	62,821			53,857			35,386
Other liabilities	7,693			8,246			8,597
Total liabilities	616,500			603,894			515,527
Shareholders' equity	57,281			63,576			59,964

Total liabilities and shareholders' equity	$673,781			$667,470			$575,491

Net interest income (tax equivalent basis)		$20,713			$21,592			$17,926

Net interest income as a percent
of average interest-earning assets			3.67%			3.79%			3.53%

(1) Security interest is computed on a tax equivalent basis using a 34% statutory tax rate. The tax equivalent adjustment was $719,000, $548,000 and $354,000 in 2010, 2009 and 2008, respectively.
(2) Nonaccruing loans and loans held for sale are included in the average balances.
(3) Loan interest is computed on a tax equivalent basis using a 34% statutory tax rate. The tax equivalent adjustment was $32,000, $47,000 and $44,000 in 2010, 2009 and 2008, respectively.

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

Interest on non-taxable securities has been adjusted to a fully tax equivalent basis using a statutory tax rate of 34% in 2010, 2009 and 2008.

	Total
	Variance	Variance Attributable To
	2010/2009	Volume	Rate
Interest income	(dollars in thousands)
Securities
Taxable	$(1,816)	$(95)	$(1,721)
Non-taxable	503	304	199
Federal funds sold	—	—	—
Loans, net of unearned income and deferred loan fees	(1,558)	(484)	(1,074)
	(2,871)	(275)	(2,596)

Interest expense
Deposits
Savings and interest-bearing demand deposits	(158)	75	(233)
Time deposits	(1,246)	(259)	(987)
Short-term borrowings	(18)	122	(140)
Advances from FHLB	(531)	(405)	(126)
Trust preferred securities	(39)	—	(39)
Other borrowed funds	—	—	—
	$(1,992)	$(467)	$(1,525)

Net interest income	$(879)	$192	$(1,071)

.

I.	DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY;
INTEREST RATES AND INTEREST DIFFERENTIAL (Continued)

	Total
	Variance	Variance Attributable To
	2009/2008	Volume	Rate
Interest income	(dollars in thousands)
Securities
Taxable	$(210)	$235	$(445)
Non-taxable	571	590	(19)
Federal funds sold	(134)	(134)	—
Loans, net of unearned income and deferred loan fees	(108)	3,353	(3,461)
	119	4,044	(3,925)

Interest expense
Deposits
Savings and interest-bearing demand deposits	(968)	437	(1,405)
Time deposits	(2,572)	458	(3,030)
Short-term borrowings	(5)	83	(88)
Advances from FHLB	117	224	(107)
Trust preferred securities	(119)	—	(119)
Other borrowed funds	—	—	—
	$(3,547)	$1,202	$(4,749)

Net interest income	$3,666	$2,842	$824

.

II.	INVESTMENT PORTFOLIO

A.	The book value of securities available for sale as of December 31 in each of the following years are summarized as follows:

Book Value of Securities

	2010	2009	2008
	(dollars in thousands)
U.S. Treaury and government agencies	$43,651	$12,944	$15,184
State and political subdivisions	32,298	31,537	22,801
Mortgage-backed securities	54,628	52,246	64,546
Money Market Mutual Fund	2,162	8,333	—
Other securities	—	—	52
Marketable equity securities	23	23	23

Total	$132,762	$105,083	$102,606

B.
The maturity distribution and weighted average interest rates of securities available for sale at December 31, 2010 are set forth in the table below.  The weighted average interest rates are based on coupon rates for securities purchased at par value and on effective interest rates considering amortization or accretion if the securities were purchased at a premium or discount:

	Maturing
		After One Year	After Five Years
	Within	but within	but within	After
	One Year	Five Years	Ten Years	Ten Years
	(dollars in thousands)
U.S. Treasury and government agencies	$4,196	$1,997	$21,551	$15,907
State and political subdivisions	873	3,008	6,080	22,337
Mortgage-backed securities	538	240	—	53,850

Total Securities with maturity	$5,607	$5,245	$27,631	$92,094

Weighted average yield by maturity (1)	1.41%	2.59%	2.24%	3.34%

Money Market Mutual Fund with no maturity	$2,162	—	—	—
Marketable equity securities with no maturity	23	—	—	—

Total Securities with no stated maturity	$2,185	$—	$—	$—

Weighted average yield no maturity (1)	< 0.01%	—	—	—

(1)
Yields are not presented on a tax-equivalent basis.  Money market funds represent the payments received on mortgage-backed securities or funds received from the maturity or calls of U.S Treasury, government agency and municipal securities. These funds are then reinvested back into these securities

C.
Excluding those holdings of the investment portfolio in U.S. Treasury securities and other agencies of the U.S. Government, there were no other securities of any one issuer which exceeded 10% of the shareholders' equity of the Company at December 31, 2010.

III.	LOAN PORTFOLIO

A.	Types of Loans - Total loans on the balance sheet are comprised of the following classifications at December 31 for the years indicated:

Types of Loans

(dollars in thousands)	2010	2009	2008	2007	2006

Commercial business and agricultural	$113,251	$126,128	$127,287	$126,418	$116,324
Commercial real estate	177,890	179,909	161,566	126,784	109,503
Residential real estate mortgage	84,775	92,972	107,905	84,621	94,389
Consumer loans to individuals	51,710	53,655	53,339	51,358	49,314
Leases	194	221	266	330	857

Total loans	$427,820	$452,885	$450,363	$389,511	$370,387

Real estate mortgage loans held for resale	$9,055	$16,858	$3,824	$1,650	$390

Concentrations of Credit Risk:  The Company grants commercial, real estate and installment loans to customers mainly in Northwest Ohio.  Commercial loans include loans collateralized by commercial real estate, business assets and, in the case of agricultural loans, crops and farm equipment and the loans are expected to be repaid from cash flow from operations of businesses.  As of December 31, 2010, commercial business and agricultural loans made up approximately 26.5 percent of the loan portfolio while commercial real estate loans accounted for approximately 41.6 percent of the loan portfolio.  As of December 31, 2010, residential first mortgage loans made up approximately 19.8 percent of the loan portfolio and are secured by first mortgages on residential real estate.  As of December 31, 2010, consumer loans to individuals made up approximately 12.1 percent of the loan portfolio and are primarily secured by consumer assets.

B.
Maturities and Sensitivities of Loans to Changes in Interest Rates - The following table shows the amounts of commercial and agricultural loans outstanding as of December 31, 2010 which, based on remaining scheduled repayments of principal, are due in the periods indicated.  Also, the amounts have been classified according to sensitivity to changes in interest rates for commercial and agricultural loans due after one year.  (Variable-rate loans are those loans with floating or adjustable interest rates.)

Maturing	Commercial Business	Commercial
(dollars in thousands)	and Agricultural	Real Estate	Total
Within one year	$16,894	$17,872	$34,766
After one year but within five years	37,436	47,157	84,593
After five years	58,921	112,861	171,782

Total commercial business, commercial real estate
and agricultural loans	$113,251	$177,890	$291,141

III.	LOAN PORTFOLIO (Continued)

	Interest Sensitivity
	Fixed	Variable
	Rate	Rate	Total
Commercial Business and Agricultural	(dollars in thousands)

Due after one year but within five years	$12,595	$24,841	$37,436
Due after five years	6,481	52,440	58,921

Total	$19,076	$77,281	$96,357

Commercial Real Estate

Due after one year but within five years	14,384	32,773	47,157
Due after five years	16,892	95,969	112,861

Total	$31,276	$128,742	$160,018

Commercial Business, Commercial
Real Estate and Agricultural

Due after one year but within five years	26,979	57,614	84,593
Due after five years	23,373	148,409	171,782

Total	$50,352	$206,023	$256,375

C.	Risk Elements

1.	Non-accrual, Past Due, Restructured and Impaired Loans – The following schedule summarizes non-accrual, past due, restructured and impaired loans at December 31 in each of the following years.

	2010	2009	2008	2007	2006
	(dollars in thousands)
(a) Loans accounted for on a non-accrual basis	$12,283	$18,543	$5,178	$5,990	$3,828
(b) Accruing loans which are contractually past due
90 days or more as to interest or principal payments	—	—	—	—	—
(c) Loans not included in (a) which are "Troubled Debt
Restructurings" as defined by Accounting Standards
Codification 310-40	1,107	1,364	151	159	166
Total non-performing loans and troubled debt restructuring	$13,390	$19,907	$5,329	$6,149	$3,994

(d) Other loans defined as impaired	$2,751	$3,597	$1,868	$593	$82

2010
($ in thousands)
Cash basis interest income recognized on impaired loans outstanding at December 31, 2010	$144

Interest income actually recorded on impaired loans and included in net income for the period	64

2010 unrecorded interest income on non-accrual loans	413

III.	LOAN PORTFOLIO (Continued)

Management believes the allowance for loan losses at December 31, 2010 was adequate to absorb any losses on non-performing loans, as the allowance balance is maintained by management at a level considered adequate to cover losses that are probable based on past loss experience, general economic conditions, information about specific borrower situations, including their financial position and collateral values, and other factors and estimates which are subject to change over time.

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

As of December 31, 2010, in addition to the $12,283,000 of non-performing loans reported under Item III.C.1. above (which amount includes all loans classified by management as doubtful or loss), there were approximately $ 7,580,000 in other outstanding loans where known information about possible credit problems of the borrowers caused management to have concerns as to the ability of such borrowers to comply with the present loan repayment terms (loans classified as substandard by management) and which may result in disclosure of such loans pursuant to Item III.C.1. at some future date.  In regard to loans classified as substandard, management believes that such potential problem loans have been adequately evaluated in the allowance of loan losses.

3.	Foreign Outstandings

None

4.	Loan Concentrations

At December 31, 2010, loans outstanding related to agricultural operations or collateralized by agricultural real estate and equipment aggregated approximately $40,762,000, or 9.5 % of total loans.

D.	Other Interest-Bearing Assets

There were no other interest-bearing assets as of December 31, 2010 which would be required to be disclosed under Item III.C.1 or Item III.C.2. if such assets were loans.

.

IV.           SUMMARY OF LOAN LOSS EXPERIENCE

A.	The following schedule presents an analysis of the allowance for loan losses, average loan data and related ratios for the years ended December 31:

	2010	2009	2008	2007	2006
	(dollars in thousands)
Loans
Loans outstanding at end of period	$427,544	$452,558	$450,112	$389,269	$370,102

Average loans outstanding during period	$445,700	$453,787	$401,770	$381,453	$354,726

Allowance for loan losses
Balance at beginning of period	$7,030	$5,020	$3,990	$3,717	$4,700
Balance, of ALLL acquired in Exchange acquisition
Balance, of ALLL acquired in Montpelier acquisition			1,104
Loans charged-off:
Commercial business and agricultural loans	(4,739)	(1,248)	(277)	(86)	(1,047)
Commercial real estate	(4,748)	(918)	(212)	(18)	(230)
Residential real estate mortgage	(1,210)	(1,218)	(172)	(81)	(100)
Leases	—	—	—	—	—
Consumer loans and other	(637)	(491)	(261)	(247)	(440)
	(11,334)	(3,875)	(922)	(432)	(1,817)
Recoveries of loans previously charged-off
Commercial business and agricultural loans	193	50	67	72	405
Commercial real estate	171	14	24	13	14
Residential real estate mortgage	53	54	4	4	75
Leases	—	—	—	—	—
Consumer loans and other	14	29	63	95	162
	431	147	158	184	656
Net loans charged-off	(10,903)	(3,728)	(764)	(248)	(1,160)
Provision for loan losses	10,588	5,738	690	521	178
Balance at end of period	$6,715	$7,030	$5,020	$3,990	$3,717
Ratio of net charge-offs during the period to average loans
outstanding during the period	2.45%	0.84%	0.19%	0.07%	0.33%

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

.

IV.           SUMMARY OF LOAN LOSS EXPERIENCE (Continued)

B.	The following schedule provides a breakdown of the allowance for loan losses allocated by type of loan and related ratios.

	Allocation of the Allowance for Loan Losses
		Percentage		Percentage		Percentage		Percentage		Percentage
		of Loans In		of Loans In		of Loans In		of Loans In		of Loans In
		Each		Each		Each		Each		Each
		Category to		Category to		Category to		Category to		Category to
	Allowance	Total	Allowance	Total	Allowance	Total	Allowance	Total	Allowance	Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
	December 31, 2010		December 31, 2009		December 31, 2008		December 31, 2007		December 31, 2006
					(dollars in thousands)
Commercial and agricultural	$1,739	26.5%	$2,685	27.8%	$2,304	28.2%	$2,398	32.5%	$2,748	31.4%
Commercial real estate	3,774	41.6%	2,804	39.7%	1,255	35.9%	547	32.5%	197	29.6%
Residential first mortgage	643	19.8%	717	20.5%	884	24.0%	590	21.7%	317	25.5%
Consumer loans and other	559	12.1%	824	12.0%	577	11.9%	455	13.3%	455	13.5%
	$6,715	100.0%	$7,030	100.0%	$5,020	100.0%	$3,990	100.0%	$3,717	100.0%

While management's periodic analysis of the adequacy of the allowance for loan losses may allocate portions of the allowance for specific problem loan situations, the entire allowance is available for any loan charge-offs that occur.

V.         DEPOSITS

The average amount of deposits and average rates paid are summarized as follows for the years ended December 31:

	2010		2009		2008
	Average	Average	Average	Average	Average	Average
	Amount	Rate	Amount	Rate	Amount	Rate
	(dollars in thousands)
Savings and interest-bearing demand
deposits	$231,294	0.27%	$209,394	0.37%	$158,765	1.10%
Time deposits	215,668	2.09%	226,275	2.54%	213,891	3.89%
Demand deposits (non-interest-bearing)	62,821	—	53,857	—	35,386	—
	$509,783		$489,526		$408,042

Maturities of time certificates of deposit and other time deposits of $100,000 or more outstanding at December 31, 2010 are summarized as follows:

Amount
(dollars in thousands)

Three months or less	$10,371
Over three months and through six months	13,363
Over six months and through twelve months	20,417
Over twelve months	41,949
Total	$86,100

VI.           RETURN ON EQUITY AND ASSETS

The ratio of net income to average shareholders' equity and average total assets and certain other ratios are as follows for periods ended December 31:

Return on Equity and Assets
	2010	2009	2008
	(dollars in thousands)
Average total assets	$673,781	$667,470	$575,491

Average shareholders’ equity	$57,281	$63,576	$59,964

Net income	$(15,613)	$382	$5,217

Cash dividends declared	$—	$1,752	$1,677

Return on average total assets	-2.32%	0.06%	0.91%

Return on average shareholders' equity	-27.26%	0.60%	8.70%

Dividend payout ratio (1)	0	458.64	32.14

Average shareholders' equity to average total assets	8.50%	9.52%	10.42%

(1) Cash dividends declared divided by net income.

VII.           SHORT-TERM BORROWINGS

The following information is reported for short-term borrowings for 2010, 2009 and 2008:

	2010	2009	2008
	(dollars in thousands)
Amount outstanding at end of year	$45,785	$52,043	$43,426

Weighted average interest rate at end of year	3.70%	3.28%	3.91%

Maximum amount outstanding at any month end	$53,336	$52,704	$49,554

Average amount outstanding during the year	$47,755	$45,553	$44,891

Weighted average interest rate during the year	3.60%	3.81%	4.10%

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

	Per Share		Per Share
	Sales Prices		Dividends
2010	High	Low	Declared

First Quarter	$7.25	$5.75	$—
Second Quarter	7.19	4.03	—
Third Quarter	4.45	2.84	—
Fourth Quarter	4.10	2.33	—

2009	High	Low	Declared

First Quarter	$8.61	$7.34	$0.09
Second Quarter	8.75	7.52	0.09
Third Quarter	8.10	7.00	0.09
Fourth Quarter	8.94	6.38	0.09

On January 27, 2010, the Company announced that it had elected to suspend payment of quarterly cash dividends at this time and will evaluate future dividend payouts on a quarterly basis.  There can be no assurance as to the amount of dividends which may be declared in future periods with respect to the common shares of the Company, since such dividends are subject to the discretion of the Company’s Board of Directors, cash needs, general business conditions, dividends from the subsidiaries and applicable governmental regulations and policies.  For a discussion of the regulatory limitations on our ability to pay dividends, see “Supervision and Regulation – Dividends” in Part I of this Annual Report on Form 10-K.

During the Fourth Quarter 2010, there were no sales of unregistered securities by the Company.

The approximate number of holders of the outstanding common shares of the Company, as of March 31, 2011, was 2,500.

Repurchases of Common Shares

The Company did not have any repurchases of common shares during the twelve months ended December 31, 2010. On April 12, 2007, the Company announced that its Board of Directors had authorized a stock repurchase program pursuant to which the Company could repurchase up to 250,000 of its common shares from time to time over a period of fifteen months. On July 22, 2008, the Board of Directors extended the stock repurchase program for an additional twelve months, with no change in the number of authorized shares. On July 15, 2009, the Board of Directors extended the stock repurchase program for an additional fifteen months, with no change in the number of authorized shares. The Company repurchased a total of 165,654 common shares under the stock repurchase program, which expired on October 12, 2010.  There were no shares repurchased under the stock repurchase program during 2010.

Item 6.  Selected Financial Data

SUMMARY OF SELECTED FINANCIAL DATA

FINANCIAL HIGHLIGHTS
(Dollars in thousands except per share data)

	Year Ended December 31
	2010	2009	2008	2007	2006

EARNINGS
Interest income	$29,564	$32,591	$32,669	$33,010	$30,971
Interest expense	9,602	11,592	15,141	18,222	15,936
Net interest income	19,962	20,999	17,528	14,788	15,035
Provision for loan losses	10,588	5,738	690	521	178
Noninterest income	20,819	29,304	27,891	26,861	23,755
Noninterest expense	52,308	44,843	37,387	36,637	34,904
Provision (credit)
for income taxes	(6,502)	(660)	2,125	1,234	948
Net income (loss)	(15,613)	382	5,217	3,257	2,760

PER SHARE DATA
Basic earnings	$(3.21)	$0.07	$1.06	$0.65	$0.55
Diluted earnings	(3.21)	0.07	1.06	0.65	0.55
Cash dividends declared	0.00	0.36	0.34	0.26	0.21

AVERAGE BALANCES
Average shareholders’ equity	$57,281	$63,576	$59,964	$57,945	$54,501
Average total assets	673,781	667,470	575,491	556,572	554,095

RATIOS
Return on average
shareholders' equity	-27.26%	0.60%	8.70%	5.62%	5.06%
Return on average total assets	(2.32)	0.06	0.91	0.59	0.50
Cash dividend payout
ratio (cash dividends
divided by net income)	0.00	458.18	32.14	40.01	38.25
Average shareholders'
equity to average total
assets	8.50	9.52	10.42	10.41	9.84

PERIOD END TOTALS
Total assets	$660,288	$673,049	$657,619	$561,214	$556,007
Total investments and
fed funds sold	132,762	105,083	112,606	94,661	111,562
Total loans and leases	427,544	452,558	450,112	389,269	370,102
Loans held for sale	9,055	16,858	3,824	1,650	390
Total deposits	515,678	491,242	484,221	406,031	414,555
Notes Payable	3,290	2,147	1,000	922	2,589
Advances from FHLB	22,807	35,267	36,647	24,000	21,000
Trust Preferred Securities	20,620	20,620	20,620	20,620	20,620
Shareholders' equity	46,024	61,708	61,662	59,325	56,955
Shareholders' equity
per share	$9.47	$12.69	$12.63	$11.92	$11.33

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

The following discussion is intended to provide a review of the consolidated financial condition and results of operations of Rurban and its subsidiaries (collectively, the “Company”).  This discussion should be read in conjunction with the Company’s consolidated financial statements and related footnotes for the year ended December 31, 2010.

Critical Accounting Policies

The accounting and reporting policies of the Company are in accordance with generally accepted accounting principles in the United States and conform to general practices within the banking industry.  The Company’s significant accounting policies are described in detail in the notes to the Company’s consolidated financial statements for the year ended December 31, 2010.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions.  The Company’s financial position and results of operations can be affected by these estimates and assumptions and are integral to the understanding of reported results.  Critical accounting policies are those policies that management believes are the most important to the portrayal of the Company’s financial condition and results, and they require management to make estimates that are difficult, subjective or complex.

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

New Accounting Pronouncements

ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures About Fair Value Measurements.

In January 2010, FASB issued ASU 2010-06 which requires new disclosures regarding significant transfers in and out of Level 1 and 2 fair value measurements and the reasons for the transfers. This ASU also requires that a reporting entity should present separately information about purchases, sales, issuances and settlements, on a gross basis rather than a net basis for activity in Level 3 fair value measurements using significant unobservable inputs. It also clarifies existing disclosures on the level of disaggregation, in that the reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities, and that a reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for Level 2 and 3. The new disclosures and clarifications of existing disclosures for ASC 820 became effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. See Note 22, Disclosure About Fair Value of Assets and Liabilities.

ASU No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.

In July 2010, FASB issued ASU 2010-20 which is intended to provide additional information to assist financial statement users in assessing an entity’s credit risk exposures and evaluating the adequacy of its allowance for credit losses. The disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. The amendments in ASU 2010-20 encourage, but do not require, comparative disclosures for earlier reporting periods that ended before initial adoption. However, an entity should provide comparative disclosures for those reporting periods ending after initial adoption. See Note 4, Loans.

ASC Topic 860, Transfers and Servicing.

In November 2009, an amendment to the accounting standards for transfers of financial assets was issued. This amendment removes the concept of a qualifying special purpose entity from existing GAAP and removes the exception from applying the accounting and reporting standards within ASC 810, Consolidation, to qualifying special purpose entities. This amendment also establishes conditions for accounting and reporting of a transfer of a portion of a financial asset, modifies the asset sale/derecognition criteria, and changes how retained interests are initially measured. This amendment is expected to provide greater transparency about transfers of financial assets and a transferor’s continuing involvement, if any, with the transferred assets. This accounting pronouncement is effective in 2010. The adoption of this pronouncement did not have a material impact on the Corporation’s financial statements.

ASC Topic 810, Consolidation.

In November 2009, an amendment to the accounting standards for consolidation was issued. The new guidance amends the criteria for determining the primary beneficiary of, and the entity required to consolidate, a variable interest entity. This accounting pronouncement is effective in 2010. The adoption of this pronouncement did not have a material impact on the Corporation’s financial statements.

Strategic Partnership

On April 27, 2009, the Company announced a transaction between RDSI and New Core Holdings, Inc. d/b/a New Core Banking Systems, headquartered in Birmingham, AL (“New Core”). As part of this transaction, RDSI and New Core entered into a Reseller Software License and Support Agreement pursuant to which RDSI was granted rights as the exclusive provider of New Core’s Single Source™ software. RDSI and New Core also entered into an Agreement and Plan of Merger pursuant to which New Core would be merged with a newly-created subsidiary of RDSI and become a wholly-owned subsidiary of RDSI. A prerequisite of this merger would be the spin-off of RDSI from Rurban, resulting in RDSI becoming a separate independent public company. This would be followed immediately by the merger of RDSI and New Core.  On July 28, 2010, the Company announced that it had determined that the planned spin-off of RDSI and merger with New Core could not be successfully completed.  RDSI continues to work to address a wind-down of the relationships with New Core.

EARNINGS SUMMARY

Net loss for 2010 was $15,613,210, or $3.21 per diluted share, compared with net income of $382,491, or $0.07 per diluted share, and net income of $5.2 million, or $1.06 per diluted share, reported for 2009 and 2008, respectively.  Cash dividends per share were $0.00 in 2010, $0.36 in 2009 and $0.34 in 2008.

The 2010 earnings reflect the impact of the economic downturn as problem asset costs increased as well as the impairments associated with RDSI. The primary factors contributing to this change in earnings were the provision for loan loss reserves ($1.9 million “banking group only”, more than the prior-year), and the expenses incurred due to RDSI ($10.0 million).  Included in the $10 million was a loan provision of $3.0 million, a reduction in accrued fee income of $0.32 million and operating expenses of $6.7 million from hardware and software impairments.  In addition, a goodwill impairment at RDSI of $4.7 million was realized at December 31, 2010.  The customer intangible was also impaired at RDSI at December 31, 2010, resulting in a writedown of $1.6 million.

Positive results for 2010 include stabilized loan volume and organic core deposit growth of $25.6 million.  Core deposits now represent 58.2 percent of total deposits compared to 55.9 percent at year-end 2009.  Both of these factors helped to produce a stable net interest margin of 3.92 percent at State Bank.  The mortgage banking business line continues to grow, with residential real estate loan production of $241 million for the year, resulting in $4.8 million of revenue from gain on sale.  The bulk of this revenue was directly attributable to mortgage production.

RDSI reported a 2010 fiscal year net loss of $14.0 million, compared to net income of $875 thousand reported for the 2009 fiscal year.  Significantly affecting the 2010 results were the impairments ($10.0 million) associated with the Single Source™ software, as well as the writedown of goodwill ($4.7 million) and intangibles ($1.6 million).

CHANGES IN FINANCIAL CONDITION

Total assets at December 31, 2010 were $660.3 million, compared to $673.0 million at December 31, 2009.  Loans (excluding loans held for sale) were $427.5 million at December 31, 2010, compared to $452.6 million at December 31, 2009.  Total deposits were $515.7 million at year-end 2010, compared to $491.2 million at December 31, 2009.  Non-interest bearing deposits at December 31, 2010 were $62.7 million, compared to $57.2 million at December 31, 2009.  Total shareholders’ equity was $46.0 million at year-end 2010, down from $61.7 million from the prior year-end.

Significant Events of 2010
The State Bank aggressively managed down the level of problem assets throughout the year.  At December 31, 2010, non-performing assets had declined $6.5 million from the prior year.  The level of non-performing assets to total assets of 2.09 percent was down from 3.02 percent for the prior year.  Loan delinquency has trended downward from a high of 4.33 percent of total loans in February to 2.77 percent as of the end of December 2010.

Operating expense reductions were a critical part of State Bank’s efforts during the year, and included a branch closing, staff reductions and operating efficiencies throughout the organization.

Mortgage loan production continued to be a key part of State Bank revenue growth.  Total gain on sale from saleable loans, the majority of which was mortgage production, was $4.8 million during 2010, an increase of 43 percent over the 2009 revenue levels.

Loan loss provision was a significant drain on earnings during 2010.  For the year, provision expense was $10.6 million to cover loan net charge-offs of $10.9 million, of which $3.0 million was at RDSI and $7.9 million was for State Bank.  The bank’s loan loss allowance of 1.57 percent is up 7 basis points from the prior year.  This allowance provided a coverage level for our non-performing loans of 55 percent.

On July 28, 2010, RDSI announced that the proposed strategic partnership and merger with New Core Holdings, Inc. could not be successfully completed as previously contemplated.  As part of that announcement, RDSI incurred a significant write-off of hardware, software and development costs.  That pretax write-off of $10.0 million drove the bulk of the net loss in 2010 at the Company.

On December 31, 2010, after an extensive review of the operation and projections at RDSI, the Company recorded impairments to goodwill and customer intangible held at RDSI.  Goodwill was reduced by $4.7 million and the customer intangible was reduced by $1.6 million to reflect its fair value.

Significant Events of 2009
At State Bank, asset quality issues increased throughout the year, with non-performing assets increasing to 3.02 percent of total assets as of December 31, 2009, from 1.00 percent of total assets at year end 2008. Net charge-offs increased to 0.84 percent of total loans for 2009 compared to 0.19 percent of loans for 2008.

During 2009, State Bank closed two banking centers as part of its continuing program to reduce operating expenses.

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

Rurban increased its dividend to shareholders from $0.34 per share during 2008 to $0.36 per share in 2009.  However, due to an increase in problem assets in the fourth quarter of 2009, the dividend for the first quarter of 2010 was suspended and on-going dividend payouts will be evaluated quarterly.

The mortgage banking business line continued to grow in 2009, with residential real estate loan production of $238 million for the year, driven by the refinancing boom, compared to $38 million for 2008.

Included within the $5.7 million provision for loan losses, was a provision for a $1.15 million loss recorded due to mortgage fraud by an external title insurance broker.  State Bank plans to pursue litigation filed against the principal involved, the local title company, and a title insurance company for recovery of the fraud loss.

RESULTS OF OPERATIONS

	Year Ended			Year Ended
	December 31,			December 31,
	2010	2009	% Change	2009	2008	% Change
	(dollars in thousands except per share data)

Total Assets	$660,288	$673,049	-2%	$673,049	$657,619	2%
Total Securities	132,762	105,083	26%	105,083	102,606	2%
Loans Held for Sale	9,055	16,858	-46%	16,858	3,824	341%
Loans (Net)	427,544	452,558	-6%	452,558	450,112	1%
Allowance for Loan Losses	6,715	7,030	-4%	7,030	5,020	40%
Total Deposits	$515,678	$491,242	5%	$491,242	$484,221	1%

Total Revenues	$40,781	$50,303	-19%	$50,303	$45,419	11%
Net Interest Income	19,962	20,999	-5%	20,999	17,528	20%
Loan Loss Provision	10,588	5,738	85%	5,738	690	732%
Non-interest Income	20,819	29,304	-29%	29,304	27,891	5%
Non-interest Expense	52,308	44,843	17%	44,843	37,388	20%
Net Income (Loss)	(15,613)	382	*	382	5,217	-93%
Basic Earnings (Loss) per Share	$(3.21)	$0.07	*	$0.07	$1.06	-93%
Diluted Earnings (Loss) per Share	$(3.21)	$0.07	*	$0.07	$1.06	-93%

*Percentage comparison not meaningful

Net Interest Income

	Year Ended			Year Ended
	December 31,			December 31,
	2010	2009	% Change	2009	2008	% Change
	(dollars in thousands)
Net Interest Income	$19,962	$20,999	-5%	$20,999	$17,528	20%

Net interest income was $20.0 million for 2010 compared to $21.0 million for 2009, a decrease of 4.9 percent driven mainly by lower loan volumes.  Average earning assets declined to $564.6 million in 2010 compared to $570.1 million in 2009, also due to loan volume.  The consolidated 2010 full-year net interest margin declined 12 basis points to 3.67 percent compared to 3.79 percent at December 31, 2009.

Net interest income was $21.0 million for 2009 compared to $17.5 million for 2008, an increase of 19.8 percent, which resulted from the Banking segment being in a liability-sensitive position and the full-year impact of the National Bank of Montpelier (“NBM”) acquisition.  Average earning assets also increased to $570.1 million in 2009 compared to $508.3 million in 2008, again as a result of the full-year impact of the NBM acquisition.  The consolidated 2009, or full-year net interest margin improved 26 basis points to 3.79 percent, compared to 3.53 percent for 2008.

Loan Loss Provision

A Provision for Loan Losses of $10.6 million was taken in 2010 compared to $5.7 million taken for 2009.  The $4.9 million increase was due to the higher level of charge-offs driven by the continual weakening of the economy. For 2010, net charge-offs totaled $10.9 million, or 2.55 percent of average loans.  Management continues to proactively identify problem loans and is developing strategies for removing these loans from non-performing status.  State Bank anticipates that 2011 will show improvement from the current level of problem assets.

A Provision for Loan Losses of $5.74 million was taken in 2009 compared to $690 thousand taken for 2008.  The $5.05 million increase was due to the increase in problem assets primarily driven by the continual weakening of the economy. For 2009, net charge-offs totaled $3.73 million, or 0.84 percent of average loans. Consistent with external economic conditions, State Bank witnessed an increase in delinquencies within all segments of its loan portfolio.

Non-interest Income

	Year Ended			Year Ended
	December 31,			December 31,
	2010	2009	% Change	2009	2008	% Change
	(dollars in thousands)

Total Non-interest Income	$20,819	$29,305	-29%	$29,305	$27,891	5%

Data Service Fees	$9,736	$18,860	-48%	$18,860	$20,165	-6%
Trust Fees	$2,548	$2,509	2%	$2,509	$3,082	-19%
Deposit Service Fees	$2,461	$2,608	-6%	$2,608	$2,416	8%
Gains on Sale of Loans	$4,801	$3,355	43%	$3,355	$741	353%
Investment Securities Recoveries	$74	$—	N/A	$—	$197	N/A
Net Proceeds from VISA IPO	$—	$—	N/A	$—	$132	N/A
Gains on Sale of Securities	$451	$960	-53%	$960	$—	N/A
Other	$749	$1,013	-26%	$1,013	$1,158	-13%

Total non-interest income was $20.8 million for 2010 compared to $29.3 million for 2009, representing an $8.5 million, or 29.0 percent decrease year-over-year.  This decrease was driven by a $9.1 million decline in data processing income as a result of the loss of data processing clients by RDSI during 2010.  As of December 31, 2010, only one client bank (State Bank) remained as a data processing customer of RDSI.  The equity markets throughout 2010 held trust fees flat, which are generally calculated on invested balances.  The increase in gain on sale of loans and loan servicing fees was driven by mortgage banking.  The Company originated $241 million in saleable loan production during 2010.  The sales of these loans allowed for the sold and serviced loan portfolio to grow from $208 million in 2009 to over $328 million at December 31, 2010.  This portfolio provides a servicing fee annuity, which is expected to provide servicing revenue for the foreseeable future.

Total non-interest income was $29.3 million for 2009 compared to $27.9 million for 2008, representing a $1.41 million, or 5.1 percent increase year-over-year.  This increase was driven by a $2.61 million increase in net gain on sale of loans.  Increases in net realized gain on sales of securities of $960 thousand and loan servicing fees of $208 thousand, or 88.6 percent, were offset by decreases in Data Processing fees of $1.31 million, or 6.48 percent, and Trust Fees of $573 thousand, or 18.6 percent.  The loss of RDSI’s largest customer in July of 2009, coupled with the de-conversion of six client banks in the fourth quarter of 2009, caused the majority of the decline in data processing income.  The equity markets throughout 2009 negatively impacted trust fees, which are generally calculated on invested balances.  The increase in gain on sale of loans and loan servicing fees was driven by mortgage banking.  In 2009, $213 million of saleable loans were generated compared to just $38 million in 2008.  The sales of these loans also allowed for the sold and serviced loan portfolio to grow from $71 million in 2008 to over $208 million at December 31, 2009.  This portfolio provides a servicing fee annuity, which is expected to provide servicing revenue for the foreseeable future.

RDSI Banking Systems (“RDSI”)

	Year Ended			Year Ended
	December 31,			December 31,
	2010	2009	% Change	2009	2008	% Change
	(dollars in thousands)
Data Service Fees	$9,736	$18,860	-48%	$18,860	$20,165	-6%

Data service fees decreased $9.1 million, or 48.4 percent, to $9.7 million in 2010 from $18.9 million in 2009.  During 2010, RDSI’s data processing clients, utilizing the ITI software administered by RDSI, decreased from 77 to only one utilizing this software, State Bank.  In late 2009, the decrease of clients began, accounting for the 6 percent revenue decline in the 2009 fiscal year.

RDSI reported a 2010 fiscal year net loss of $14.0 million, compared to $875 thousand reported for the 2009 fiscal year.  Significantly affecting our 2010 results were the impairment expenses incurred due to the unsuccessful spin-off of RDSI and RDSI’s planned merger with New Core Banking Systems, as well as the goodwill and other intangible impairment taken at RDSI.

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

Non-interest Expense

	Year Ended			Year Ended
	December 31,			December 31,
	2010	2009	% Change	2009	2008	% Change
	(dollars in thousands)

Total Non-interest Expense	$52,308	$44,843	17%	$44,843	$37,388	20%
Salaries & Employee Benefits	$17,932	$21,035	-15%	$21,035	$17,318	21%
Professional Fees	$2,546	$2,891	-12%	$2,891	$1,859	56%
FDIC Insurance Expense	$1,138	$1,132	1%	$1,132	$59	1819%
Goodwill & Intangible Impairment	$6,273	$—	N/A	$—	$—	0%
Hardware & software impairment	$4,892	$—	N/A	$—	$—	0%
All Other	$19,527	$19,785	-1%	$19,785	$18,152	9%

Non-interest expense for 2010 increased $7.5 million, or 16.7 percent over 2009.  Impairment expenses at RDSI were $13.0 million, and when excluded, total non-interest expense was down 12.3 percent from the prior year.  As RDSI clients declined, the Company made commensurate declines in expenses, mainly through a reduction in work force, as decreased staff levels were required to service remaining clients.  State Bank continued to have higher than normal expenses related to OREO and foreclosure.  Total expense writedowns at RDSI for 2010 included software, hardware and other developmental costs due to Single Source™ ($6.7 million), a Goodwill impairment ($4.7 million) and customer intangible impairment ($1.6 million).

Non-interest expense for 2009 increased $7.45 million, or 19.9 percent over 2008.  The full-year expenses of the NBM acquisition contributed $1.70 million of this increase, while mortgage banking expenses increased $2.43 million over 2008.  Professional fees increased $1.03 million from 2008 due mainly to fees incurred in connection with the planned spin-off of RDSI and RDSI’s planned merger with New Core Banking Systems.  Insurance expense increased $1.07 million year-over-year due mainly to increased FDIC insurance premiums.  Finally, equipment expense increased $1.15 million over 2008 due mainly to accelerated software amortization and additional equipment purchases by RDSI.

FINANCIAL CONDITION

Investments

During 2010, the Company increased its level of available for sale securities by nearly $28 million and ended the year at $132.8 million.  This increase was the result of lower loan volumes for the Company coupled with higher levels of deposit growth.  The increased levels of investments impacted the Company’s net interest margin as investment yields were lower than potential loan yields.

Loans

	12/31/2010	% of Total	12/31/2009	% of Total	% Inc/(Dec)	12/31/2008	% of Total	% Inc/(Dec)
	(dollars in thousands)

Commercial	$72,489	17%	$84,643	19%	-14%	$83,645	21%	1%
Commercial R.E.	177,890	41%	179,909	35%	-1%	161,566	33%	11%
Agricultural	40,762	10%	41,485	10%	-2%	43,641	11%	-5%
Residential	84,775	20%	92,972	24%	-9%	107,905	22%	-14%
Consumer	51,710	12%	53,655	12%	-4%	53,339	13%	1%
Leases	194	0%	221	0%	-12%	266	0%	-17%
Loans	$427,820		$452,885		-6%	$450,362		1%

Loans held for sale	9,055		16,858			3,824
Total	$436,875		$469,743			$454,186

Loans decreased $25.1 million to $427.8 million at December 31, 2010.  Loan volume declined in most categories, except for residential loans.  Loans held for sale decreased by nearly $8 million, as the bank reduced the level of residential loans in process.  State Bank aggressively moved out a number of problem credits during the year.

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

Asset Quality

	Period Ended December 31,
	(dollars in millions)
	12/31/2010	12/31/2009	Change in Dollars / Percentages	12/31/2008	Change in Dollars / Percentages

Non-performing loans	$12.3	$18.5	$(6.2)	$5.2	$13.3
Non-performing assets	$13.8	$20.3	$(6.5)	$6.6	$13.7
Non-performing assets/total assets	2.09%	3.02%	-0.93%	1.00%	2.02%
Net charge-offs	$10.9	$3.8	$7.1	$0.8	$3.0
Net charge-offs/total loans	2.55%	0.84%	1.71%	0.19%	0.65%
Loan loss provision	$10.6	$5.7	$4.9	$0.7	$5.0
Allowance for loan losses	$6.7	$7.0	$(0.3)	$5.0	$2.0
Allowance/loans	1.57%	1.50%	0.07%	1.12%	0.38%
Allowance/non-performing loans	55%	38%	17%	97%	-59%
Allowance/non-performing assets	49%	35%	14%	76%	-42%

Non-performing assets (loans + OREO (Other Real Estate Owned) + OAO (Other Assets Owned)) were $13.8 million, or 2.09 percent, of total assets at December 31, 2010, a decrease of $6.5 million from 2009.

CAPITAL RESOURCES

Stockholders’ equity at December 31, 2010, was $46.0 million, equivalent to 7.5 percent of total assets.  The total risk-based capital ratio was 11.0 percent at December 31, 2010.  Total consolidated regulatory (risk-based) capital was $48.4 million at December 31, 2010, and $59.8 million at December 31, 2009.

Goodwill and Intangibles
The Company completed the most recent annual goodwill impairment test as of December 31, 2010.  The first step impairment test compares the fair value of the reporting units with the carrying values, including goodwill.  The reporting units are State Bank and RDSI.  State Bank passed step one, which concluded no impairment.  RDSI failed the step one and step two tests, which resulted in an impairment of goodwill in the amount of $4.7 million.  This impairment was realized at December 31, 2010.  The customer related intangible at RDSI was a direct result of the customers acquired as part of the DCM acquisition.  As the initial level of customers has not expanded since the acquisition, it was determined that an impairment was required of $1.6 million.

The fair value testing of Goodwill and Intangibles was conducted pursuant to ASC Topic 350 and utilized company prepared projections of cash flows, historical financial results and market based comparisons.  These inputs were used to evaluate the expected future cash flows of the businesses and those results determined the fair value of the Goodwill and Intangibles.

Planned Purchases of Premises and Equipment
Management plans to purchase additional premises and equipment to meet the current and future needs of the Company’s customers.  These purchases, including buildings and improvements and furniture and equipment (which includes computer hardware, software, office furniture and license agreements), are currently expected to total approximately $100 thousand for State Bank and $0 for RDSI, over the next year.  These purchases are expected to be funded by cash on hand and from cash generated from current operations.

LIQUIDITY

Liquidity relates primarily to the Company’s ability to fund loan demand, meet deposit customers’ withdrawal requirements and provide for operating expenses.  Sources used to satisfy these needs consist of cash and due from banks, federal funds sold, interest earning deposits in other financial institutions, securities available for sale, loans held for sale, and borrowings from various sources.  The assets, excluding the borrowings, are commonly referred to as liquid assets.  Liquid assets were $172.2 million at December 31, 2010 compared to $146.8 million at December 31, 2009.  During 2010, the Company continued to utilize strategies that would move the balance sheet to a more asset-sensitive position.

The Company’s commercial real estate, residential first and multi-family mortgage portfolio of $262.7 million at December 31, 2010 can and has been readily used to collateralize borrowings, which is an additional source of liquidity.  Management believes the Company’s current liquidity level, without these borrowings, is sufficient to meet its liquidity needs.  At December 31, 2010, all eligible commercial real estate, residential first, and multi-family mortgage loans were pledged under an FHLB blanket lien.

The cash flow statements for the periods presented provide an indication of the Company’s sources and uses of cash as well as an indication of the ability of the Company to maintain an adequate level of liquidity.  A discussion of the cash flow statements for 2010, 2009 and 2008 follows.

The Company experienced positive cash flows from operating activities in 2010, negative cash flows from operating activities in 2009, and positive cash flows from operating activities in 2008.  Net cash from operating activities was $16.9 million, $(7.2) million and $9.7 million for the years ended December 31, 2010, 2009 and 2008, respectively.  Significant non-cash items from operations included software and fixed asset impairments ($4.9 million), goodwill and intangible impairments ($6.3 million) and OREO impairments of $972 thousand.  Net cash flows from loans originated and held for sale was a positive $12.6 million.

Cash flow from investing activities was a use of cash of $18.1 million, $9.5 million, and $647 thousand for December 31, 2010, 2009, and 2008, respectively. The changes in net cash from investing activities for 2010 include the purchase of available-for-sale securities of $76.6 million, net change in loans of $11.1 million and the purchase of premises and equipment of $2.1 million.  The changes in net cash from investing activities for 2009 include the purchase of available-for-sale securities of $67.9 million, net change in loans of $7.7 million and the purchase of premises and equipment of $3.4 million.  2008 changes in net cash from investing activities include the purchase of NBM of $14.8 million, and purchases of premises and equipment of $8.0 million.  In 2010, 2009 and 2008, the Company received $10.0 million, $27.1 million and $36.5 million, respectively, from sales of securities available for sale, while proceeds from repayments, maturities and calls of securities were $37.7 million, $40.8 million and $48.1 million in 2010, 2009 and 2008, respectively.

Net cash flow provided from financing activities was $6.9 million, $13.5 million, and $1.9 million for the years ended December 31, 2010, 2009 and 2008, respectively.  Significant financing activity during 2010 included repayment of Fed Funds purchased at $5.0 million and repayment of FHLB advances of $12.5 million.  2009 and 2008 had FHLB advances of $7.5 million and $24.0 million, respectively.  Finally, $24.5 million, $7.0 million and $(8.6) million of the change is attributable to the change in deposits for 2010, 2009 and 2008, respectively.

Off-Balance-Sheet Borrowing Arrangements:

Significant additional off-balance-sheet liquidity is available in the form of FHLB advances, unused federal funds lines from correspondent banks, lines of credit from correspondent banks and the national certificate of deposit market.  Management expects the risk of changes in off-balance-sheet arrangements to be immaterial to earnings.

The Company’s commercial real estate, residential first, and multi-family mortgage portfolios of $262.7 million have been pledged to meet collateralization requirements as of December 31, 2010.  Based on the current collateralization requirements of the FHLB, approximately $4.2 million of additional borrowing capacity existed at December 31, 2010.

At December 31, 2010, the Company had $11.5 million in federal funds lines.  As of December 31, 2009, the Company had $20.5 million in federal funds lines.  Federal funds borrowed at December 31, 2010 and 2009 were $0 and $5.0 million, respectively.  The Company also had $41.3 million in unpledged securities that may be used to pledge for additional borrowings.

At December 31, 2010, Rurban Financial Corp., the bank Holding Company, had a $5 million line of credit (LOC).  The balance at December 31, 2010 and 2009 was $1.7 million and $0, respectively.

TABULAR DISCLOSURE OF CONTRACTUAL OBLIGATIONS

	Payment due by period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years

Long-Term Debt Obligations	$22,807,351	$13,668,477	$3,138,874	$6,000,000	$—
Other Debt Obligations	24,910,471	2,009,503	1,280,968	—	20,620,000
Operating Lease Obligations	1,546,769	359,944	566,413	265,000	355,412
Other Long-Term Liabilities Reflected on the Registrant's Balance Sheet under GAAP	214,925,512	109,156,087	81,884,807	21,464,356	2,420,262
Total	$264,190,103	$125,194,011	$86,871,062	$27,729,356	$23,395,674

The Company’s contractual obligations as of December 31, 2010 were comprised of long-term debt obligations, other debt obligations, operating lease obligations and other long-term liabilities.  Long-term debt obligations are comprised of FHLB Advances of $22.8 million.  Other debt obligations are comprised of Trust Preferred securities of $20.6 million and Notes Payable of $3.3 million.  The operating lease obligation is a lease on the RDSI-South building of $87,500 per year, the RDSI-North building of $162,000 per year and the DCM-Lansing facility of $104,600 per year. Other long-term liabilities include time deposits of $214.9 million.

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

Quantitative Market Risk Disclosure.  The following table provides information about the Company’s financial instruments used for purposes other than trading that are sensitive to changes in interest rates as of December 31, 2010.  The table does not present when these items may actually reprice.  For loans receivable, securities, and liabilities with contractual maturities, the table presents principal cash flows and related weighted-average interest rates by contractual maturities as well as the historical impact of interest rate fluctuations on the prepayment of loans and mortgage backed securities.  For core deposits (demand deposits, interest-bearing checking, savings, and money market deposits) that have no contractual maturity, the table presents principal cash flows and applicable related weighted-average interest rates based upon the Company’s historical experience, management’s judgment and statistical analysis, as applicable, concerning their most likely withdrawal behaviors.  The current historical interest rates for core deposits have been assumed to apply for future periods in this table as the actual interest rates that will need to be paid to maintain these deposits are not currently known.  Weighted average variable rates are based upon contractual rates existing at the reporting date.

Principal/Notional Amount Maturing or Assumed to be Withdrawn In:
(Dollars in thousands)

	2011	2012	2013	2014	2015	Thereafter	Total
Rate Sensitive Assets
Variable Rate Loans	$ 48,552	$ 11,225	$ 5,792	$ 6,423	$ 5,037	$ 13,346	$ 90,375
Average interest rate	4.22%	3.93%	3.84%	4.22%	3.93%	3.61%	4.06%
Adjustable Rate Loans	$ 37,668	$ 26,943	$ 23,376	$ 18,769	$ 15,724	$ 81,283	$ 203,763
Average interest rate	5.47%	5.53%	5.56%	5.57%	5.64%	5.81%	5.65%
Fixed Rate Loans	$ 54,314	$ 29,657	$ 15,589	$ 12,897	$ 6,495	$ 23,510	$ 142,461
Average interest rate	5.60%	5.95%	5.79%	5.80%	5.47%	4.45%	5.52%
Total Loans	$ 140,534	$ 67,825	$ 44,756	$ 38,089	$ 27,256	$ 118,139	$ 436,599
Average interest rate	5.09%	5.45%	5.42%	5.42%	5.28%	5.29%	5.27%
Fixed rate investment securities	$ 22,681	$ 11,095	$ 7,056	$ 4,757	$ 4,139	$ 76,541	$ 126,269
Average interest rate	3.68%	3.50%	3.77%	3.09%	3.29%	2.78%	3.09%
Variable rate investment securities	$ 4,603	$ 542	$ 552	$ 564	$ 575	$ 3,405	$ 10,241
Average interest rate	2.07%	2.01%	2.01%	2.01%	2.01%	2.15%	2.09%
Fed Funds Sold & Other	$ —	$ —	$ —	$ —	$ —	$ —	$ —
Average interest rate	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Total Rate Sensitive Assets	$ 167,818	$ 79,462	$ 52,364	$ 43,410	$ 31,970	$ 198,085	$ 573,109
Average interest rate	4.82%	5.15%	5.16%	5.12%	4.97%	4.27%	4.74%

Rate Sensitive Liabilities
Demand - Non Interest Bearing	$ 12,572	$ 12,572	$ 12,572	$ 12,572	$ 12,458	$ —	$ 62,746
Demand - Interest Bearing	$ 21,184	$ 21,184	$ 21,184	$ 21,184	$ 20,972	$ —	$ 105,708
Average interest rate	0.14%	0.14%	0.14%	0.14%	0.14%	0.00%	0.14%
Money Market Accounts	$ 16,961	$ 16,961	$ 16,961	$ 16,961	$ 16,792	$ —	$ 84,636
Average interest rate	0.39%	0.39%	0.39%	0.39%	0.39%	0.00%	0.39%
Savings	$ 9,711	$ 9,511	$ 9,511	$ 9,511	$ 9,418	$ —	$ 47,662
Average interest rate	0.16%	0.16%	0.16%	0.16%	0.16%	0.00%	0.16%
Certificates of Deposit	$ 109,173	$ 55,018	$ 26,926	$ 7,752	$ 13,713	$ 2,344	$ 214,926
Average interest rate	1.35%	2.14%	2.13%	2.46%	2.55%	3.73%	1.79%
Fixed rate FHLB Advances	$ 11,861	$ 923	$ 4,023	$ 6,000	$ —	$ —	$ 22,807
Average interest rate	4.00%	3.26%	3.20%	2.92%	0.00%	0.00%	3.54%
Variable rate FHLB Advances	$ —	$ —	$ —	$ —	$ —	$ —	$ —
Average interest rate	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Fixed rate Notes Payable	$ 309	$ 1,281	$ —	$ —	$ —	$ 10,310	$ 11,900
Average interest rate	6.50%	6.50%	0.00%	0.00%	0.00%	10.60%	10.05%
Variable rate Notes Payable	$ 1,700	$ —	$ —	$ —	$ —	$ 10,310	$ 12,010
Average interest rate	4.00%	0.00%	0.00%	0.00%	0.00%	2.10%	2.37%
Fed Funds Purchased, Repos & Other	$ 25,785	$ 20,000	$ —	$ —	$ —	$ —	$ 45,785
Average interest rate	2.90%	4.74%	0.00%	0.00%	0.00%	0.00%	3.70%
Total Rate Sensitive Liabilities	$ 209,256	$ 137,450	$ 91,177	$ 73,980	$ 73,353	$ 22,964	$ 608,180
Average interest rate	1.38%	1.71%	0.89%	0.64%	0.63%	6.08%	1.38%

Principal/Notional Amount Maturing or Assumed to be Withdrawn In:
(Dollars in thousands)

	First	Years
Comparison of 2010 to 2009	Year	2 - 5	Thereafter	Total
Total Rate Sensitive Assets:
At December 31, 2010	$167,818	$207,206	$198,085	$573,109
At December 31, 2009	188,112	248,276	141,859	578,247
Increase (decrease)	$(20,294)	$(41,070)	$56,226	$(5,139)

Total Rate Sensitive Liabilities:
At December 31, 2010	$209,256	$375,960	$22,964	$608,180
At December 31, 2009	220,145	358,338	22,835	601,318
Increase (decrease)	$(10,889)	$17,622	$129	$6,862

The above table reflects expected maturities, not expected repricing.  The contractual maturities adjusted for anticipated prepayments and anticipated renewals at current interest rates, as shown in the preceding table, are only part of the Company’s interest rate risk profile.  Other important factors include the ratio of rate-sensitive assets to rate-sensitive liabilities (which takes into consideration loan repricing frequency but not when deposits may be repriced) and the general level and direction of market interest rates.  For core deposits, the repricing frequency is assumed to be longer than when such deposits actually reprice.  For some rate-sensitive liabilities, their repricing frequency is the same as their contractual maturity.  For variable rate loans receivable, repricing frequency can be daily or monthly.  For adjustable rate loans receivable, repricing can be as frequent as annually for loans whose contractual maturities range from one to thirty years.  The Company continued to reposition its balance sheet over the past two years, by liquidating investments and reducing high cost certificates of deposit, which had a positive impact on the margin and helped balance the gap position.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

The disclosures required by this item appear under the caption “Asset Liability Management” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations beginning on page 33 of this Annual Report on Form 10-K.

Item 8.  Financial Statements and Supplementary Data.

The Consolidated Balance Sheets of the Company and its subsidiaries as of December 31, 2010 and December 31, 2009, the related Consolidated Statements of Income, Stockholders’ Equity and Cash Flows for each of the years in the three-year period ended December 31, 2010, the related Notes to Consolidated Financial Statements and the Report of Independent Registered Public Accounting Firm, appear on pages F-1 through F-57 of this Annual Report on Form 10-K.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not Applicable.

Item 9A.  Controls and Procedures

During the course of our external audit for the year ended December 31, 2010, we noted an adjustment identified by our external auditors related to an impairment of an intangible asset at RDSI.  While management has concluded the Company did not maintain effective internal control over financial reporting as of December 31, 2010, due to this material weakness, this did not result in a material misstatement of the Company’s financial statements, including the annual and interim financial statements for 2010.

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

With the participation of the Company’s President and Chief Executive Officer (the principal executive officer) and Executive Vice President and Chief Financial Officer (the principal financial officer), the Company’s management has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act), as of the end of the period covered by this Annual Report on Form 10-K.  Based on that evaluation, the Company’s President and Chief Executive Officer and Executive Vice President and Chief Financial Officer have concluded that, as a result of a material weakness in internal control over financial reporting discussed below, the Company’s disclosure controls and procedures were not effective as of December 31, 2010.

.

Material Weakness

Management’s evaluation of the Company’s disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K identified a material weakness in the Company’s internal control over financial reporting.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

During the course of Rurban’s external audit for the year ended December 31, 2010, Rurban recorded an adjustment identified by the Company’s external auditors related to an impairment of the intangible customer asset at its data and item processing subsidiary, Rurbanc Data Services, Inc. (“RDSI”).  This impairment was caused primarily by the loss of data and item processing customers of RDSI and the resulting decrease in the projected future revenues of RDSI.  As a result of this adjustment, Rurban will record a pre-tax, non-cash charge of $1.6 million as of December 31, 2010, to reflect the impairment of the customer intangible at RDSI.

Notwithstanding the identified material weakness described above, management has concluded that the financial statements and other financial information included in this Annual Report on Form 10-K presents fairly in all material respects the financial condition, results of operations and cash flows for the periods presented.

Management has taken remedial steps to address the material weakness discussed above by strengthening their processes regarding intangible impairment analysis, which shall occur on an annual basis.

Management’s Annual Report on Internal Control Over Financial Reporting

The “Management’s Report on Internal Control Over Financial Reporting” is provided on page  F-1 of this Annual Report on Form 10-K.

Changes in Internal Controls Over Financial Reporting

Other than the remedial steps taken to address the material weakness discussed above, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended December 31, 2010, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  Other Information

Not Applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The information required by Item 401 of SEC Regulation S-K concerning the directors of the Company and the nominees for re-election as directors of the Company at the Annual Meeting of Shareholders to be held on May 5, 2011 (the “2011 Annual Meeting”), is incorporated herein by reference from the disclosure included in the Company’s definitive Proxy Statement relating to the 2011 Annual Meeting (the “2011 Proxy Statement”), under the caption “PROPOSAL NO. 1 – ELECTION OF DIRECTORS”.  The information concerning the executive officers of the Company required by Item 401 of SEC Regulation S-K is set forth in the portion of Part I of this Annual Report on Form 10-K entitled “Supplemental Item: Executive Officers of the Registrant.”

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

Director Nominating Procedures

Information regarding the procedures by which shareholders of the Company may recommend and/or nominate individuals for election as directors of the Company is incorporated herein by reference from the disclosure included under the caption “CORPORATE GOVERNANCE – Nominating Procedures” in the Company’s 2011 Proxy Statement.  These procedures have not materially changed from those described in the Company’s definitive Proxy Statement for the 2010 Annual Meeting of Shareholders held on April 22, 2010.

Audit Committee

The information required by Items 407(d)(4) and 407(d)(5) of SEC Regulation S-K is incorporated herein by reference from the disclosure included under the caption “MEETINGS AND COMMITTEES OF THE BOARD – Committees of the Board – Audit Committee” in the Company’s 2011 Proxy Statement.

Item 11.  Executive Compensation.

The executive compensation information required by this item is incorporated herein by reference to the information contained in the Company’s 2011 Proxy Statement under the captions “COMPENSATION OF EXECUTIVE OFFICERS” and “DIRECTOR COMPENSATION”.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 403 of SEC Regulation S-K is incorporated herein by reference from the disclosure included in the Company’s 2011 Proxy Statement under the caption “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT”.

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

The following table shows, as of December 31, 2010, the number of common shares issuable upon exercise of outstanding stock options, the weighted-average exercise price of those stock options, and the number of common shares remaining for future issuance under the Company’s equity compensation plans (excluding common shares issuable upon exercise of outstanding stock options):

Number of securities
	Number of securities		remaining available for
	to be issued upon	Weighted-average	future issuance under equity
	exercise of	exercise price of	compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan category	warrants and rights	warrants and rights	reflected in column (a)

Equity compensation plans approved by	334,728	$9.94	65,000 (1)
security holders

Equity compensation plans not approved	N/A	N/A	N/A
by security holders

(1) Represents common shares of the Company remaining available for future issuance under the 2008 Plan  (subject to certain adjustments).  The 1997 Plan expired in accordance with its terms on March 12, 2007, and no additional stock options, stock appreciation rights or other awards my be granted under the 1997 Plan.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 404 of SEC Regulation S-K is incorporated herein by reference to the information contained in the Company’s 2011 Proxy Statement under the caption “TRANSACTIONS WITH RELATED PERSONS”.

The information required by Item 407(a) of SEC Regulation S-K is incorporated herein by reference to the information contained in the Company’s 2011 Proxy Statement under the caption “CORPORATE GOVERNANCE – Director Independence”.

Item 14.   Principal Accountant Fees and Services

The information required to be disclosed in this Item 14 is incorporated herein by reference to the information contained in the Company’s 2011 Proxy Statement under the caption “AUDIT COMMITTEE DISCLOSURE” – Pre-Approval of Services Performed by Independent Registered Public Accounting Firm” and “AUDIT COMMITTEE DISCLOSURE” – Services of Independent Registered Public Accounting Firm for 2010 Fiscal Year”.

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

(a) (3)	Exhibits.

Exhibit No.	Description	Location
2.1	Agreement and Plan of Merger, dated as of April 25, 2009, by and among Rurbanc Data Services, Inc., NC Merger Corp. and New Core Holdings, Inc.	Incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed April 29, 2009 (File No. 0-13507).
2.2	First Amendment to Agreement and Plan of Merger, dated as of December 29, 2009, by and among Rurbanc Data Services, Inc., NC Merger Corp. and New Core Holdings, Inc.	Filed herewith.
3.1	Amended Articles of Registrant, as amended	Incorporated herein by reference to Exhibit 3(a)(i) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1989 (File No. 0-13507).
3.2	Certificate of Amendment to the Amended Articles of Rurban Financial Corp.	Incorporated herein by reference to Exhibit 3(b) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993 (File No. 0-13507).
3.3	Certificate of Amendment to the Amended Articles of Rurban Financial Corp.	Incorporated herein by reference to Exhibit 3(c) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 0-13507).

Exhibit No.	Description	Location
3.4	Amended and Restated Articles of Rurban Financial Corp. [Note: filed for purposes of SEC reporting compliance only – this document has not been filed with the Ohio Secretary of State.]	Incorporated herein by reference to Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010 (File No. 0-13507).
3.5	Amended and Restated Regulations of Rurban Financial Corp.	Incorporated herein by reference to Exhibit 3.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (File No. 0-13507).
3.6	Certificate Regarding Adoption of Amendment to Section 2.01 of the Amended and Restated Regulations of Rurban Financial Corp. by the Shareholders on April 16, 2009	Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed April 22, 2009 (File No. 0-13507).
4.1
Indenture, dated as of September 15, 2005, by and between Rurban Financial Corp. and Wilmington Trust Company, as Debenture Trustee, relating to Floating Rate Junior Subordinated Deferrable Interest Debentures
Incorporated herein by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 (File No. 0-13507).
4.2	Amended and Restated Declaration of Trust of Rurban Statutory Trust II, dated as of September 15, 2005	Incorporated herein by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 (File No. 0-13507).
4.3	Guarantee Agreement, dated as of September 15, 2005, by and between Rurban Financial Corp. and Wilmington Trust Company, as Guarantee Trustee	Incorporated herein by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 (File No. 0-13507).
4.4	Agreement to furnish instruments and agreements defining rights of holders of long-term debt	Filed herewith.

Exhibit No.	Description	Location
10.1*	Rurban Financial Corp. Plan to Allow Directors to Elect to Defer Compensation	Incorporated herein by reference to Exhibit 10(v) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (File No. 0-13507).
10.2*	Rurban Financial Corp. 1997 Stock Option Plan	Incorporated herein by reference to Exhibit 10(v) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (File No. 0-13507).
10.3*	Form of Non-Qualified Stock Option Agreement with Five-Year Vesting under Rurban Financial Corp. 1997 Stock Option Plan	Incorporated herein by reference to Exhibit 10(w) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 0-13507).
10.4*	Form of Non-Qualified Stock Option Agreement with Vesting After One Year of Employment under Rurban Financial Corp. 1997 Stock Option Plan	Incorporated herein by reference to Exhibit 10(a) to the Company’s Current Report on Form 8-K filed March 21, 2005 (File No. 0-13507).
10.5*	Form of Incentive Stock Option Agreement with Five-Year Vesting under Rurban Financial Corp. 1997 Stock Option Plan	Incorporated herein by reference to Exhibit 10(x) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 0-13507).
10.6*	Form of Incentive Stock Option Agreement with Vesting After One Year of Employment under Rurban Financial Corp. 1997 Stock Option Plan	Incorporated herein by reference to Exhibit 10(c) to the Company’s Current Report on Form 8-K filed March 21, 2005 (File No. 0-13507).
10.7*	Form of Stock Appreciation Rights under Rurban Financial Corp. 1997 Stock Option Plan	Incorporated herein by reference to Exhibit 10(b) to the Company’s Current Report on Form 8-K filed March 21, 2005 (File No. 0-13507).
10.8*	Rurban Financial Corp. 2008 Stock Incentive Plan	Incorporated herein by reference to Exhibit 10 to the Company’s Current Report on Form 8-K filed April 22, 2008 (File No. 0-13507).
10.9*	Form of Restricted Stock Award Agreement (For Employees) under Rurban Financial Corp. 2008 Stock Option Plan	Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed April 22, 2008 (File No. 0-13507).
10.10*	Form of Incentive Stock Option Agreement with Five-Year Vesting under Rurban Financial Corp. 2008 Stock Incentive Plan	Incorporated herein by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (File No. 0-13507).
10.11*	Form of Non-Qualified Stock Option Award Agreement with Five-Year Vesting under Rurban Financial Corp. 2008 Stock Incentive Plan	Incorporated herein by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (File No. 0-13507).

Exhibit No.	Description	Location
10.12*	Employees’ Stock Ownership and Savings Plan of Rurban Financial Corp.	Incorporated herein by reference to Exhibit 10(y) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (File No. 0-13507).
10.13*	Rurban Financial Corp. Employee Stock Purchase Plan	Incorporated herein by reference to Exhibit 10(z) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (File No. 0-13507).
10.14*	Employment Agreement, dated July 30, 2010, between Rurban Financial Corp. and Mark A. Klein	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 5, 2010 (File No. 0-13507).
10.15*	Second Amended and Restated Change of Control Agreement, dated July 30, 2010, between Rurban Financial Corp. and Mark A. Klein	Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed August 5, 2010 (File No. 0-13507).
10.16*	Change of Control Agreement, dated April 21, 2010, between Rurban Financial Corp. and Anthony V. Cosentino	Filed herewith.
10.17*	Amended and Restated Supplemental Executive Retirement Plan Agreement, effective as of December 31, 2008, by and between Rurban Financial Corp. and Kenneth A. Joyce	Incorporated herein by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (File No. 0-13507).
10.18*	Amended and Restated Supplemental Executive Retirement Plan Agreement, effective as of December 31, 2008, by and between Rurban Financial Corp. and Mark A. Klein	Filed herewith.
10.19*	First Amendment to Amended and Restated Supplemental Executive Retirement Plan Agreement, dated as April 20, 2009, by and between Rurban Financial Corp. and Mark A. Klein	Incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed April 22, 2009 (File No. 0-13507).

Exhibit No.	Description	Location
10.20*	Non-Qualified Deferred Compensation Plan effective as of January 1, 2007	Incorporated herein by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (File No. 0-13507)
11	Statement re: Computation of Per Share Earnings	Included in Note 1 of the Notes to Consolidated Financial Statements of Registrant in the financial statements portion of this Annual Report on Form 10-K.
21	Subsidiaries of Registrant	Filed herewith.
23	Consent of BKD, LLP	Filed herewith.
24	Power of Attorney of Directors and Executive Officers	Included on signature page of this Annual Report on Form 10-K
31.1	Rule 13a-14(a)/15d-14(a) Certification – Principal Executive Officer	Filed herewith.
31.2	Rule 13a-14(a)/15d-14(a) Certification – Principal Financial Officer	Filed herewith.
32.1	Section 1350 Certification – Principal Executive Officer and Principal Financial Officer	Filed herewith.
*Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

RURBAN FINANCIAL CORP.

By:  /s/ Anthony V. Cosentino

Anthony V. Cosentino, Executive Vice President and
Chief Financial Officer
Date: March 31, 2011

Power of Attorney

KNOW ALL MEN BY THESE PRESENTS, that each undersigned officer and/or director of Rurban Financial Corp., an Ohio corporation (the “Corporation”), which is about to file with the Securities and Exchange Commission, Washington, D.C., under the provisions of the Securities Exchange Act of 1934, as amended, the Annual Report of the Corporation on Form 10-K for the fiscal year ended December 31, 2010, hereby constitutes and appoints Mark A. Klein and Anthony V. Cosentino, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign both the Annual Report on Form 10-K and any and all amendments and documents related thereto, and to file the same, and any and all exhibits, financial statements and schedules related thereto, and other documents in connection therewith, with the Securities and Exchange Commission and the NASDAQ Stock Market, granting unto said attorneys-in-fact and agents, and substitute or substitutes, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all things that each of said attorneys-in-fact and agents, or either of them or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Date	Capacity

/s/ Mark A. Klein	March 31, 2011	President and Chief Executive Officer
Mark A. Klein

/s/ Anthony V. Cosentino	March 31, 2011	Executive Vice President and Chief Financial Officer
Anthony V. Cosentino

/s/ Thomas A. Buis	March 31, 2011	Director
Thomas A. Buis

/s/ Robert A. Fawcett, Jr.	March 31, 2011	Director
Robert A. Fawcett, Jr.

/s/ Gaylyn J. Finn	March 31, 2011	Director
Gaylyn J. Finn

/s/ Richard L. Hardgrove	March 31, 2011	Director
Richard L. Hardgrove

/s/ Rita A. Kissner	March 31, 2011	Director
Rita A. Kissner

/s/ Mark A. Klein	March 31, 2011	Director
Mark A. Klein

/s/ Thomas L. Sauer	March 31, 2011	Director
Thomas L. Sauer

/s/ Timothy J. Stolly	March 31, 2011	Director
Timothy J. Stolly

Date: March 31, 2011

Rurban Financial Corp.
December 31, 2010 and 2009

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Financial Highlights	F- 0
Management’s Report on Internal Control Over Financial Reporting	F- 1
Report of Independent Registered Public Accounting Firm	F- 2
Consolidated Financial Statements
Balance Sheets	F-3 to F-4
Statements of Income	F-5 to F-6
Statements of Stockholders’ Equity	F-7
Statements of Cash Flows	F-8 to F-9
Notes to Financial Statements	F-10 to F-57

FINANCIAL HIGHLIGHTS

(Dollars in thousands except per share data)

	Year Ended December 31
	2010	2009	2008	2007	2006

EARNINGS
Interest income	$29,564	$32,591	$32,669	$33,010	$30,971
Interest expense	9,602	11,592	15,141	18,222	15,936
Net interest income	19,962	20,999	17,528	14,788	15,035
Provision for loan losses	10,588	5,738	690	521	178
Noninterest income	20,819	29,304	27,891	26,861	23,755
Noninterest expense	52,308	44,843	37,387	36,637	34,904
Provision (credit)
for income taxes	(6,502)	(660)	2,125	1,234	948
Net income (loss)	(15,613)	382	5,217	3,257	2,760

PER SHARE DATA
Basic earnings	$(3.21)	$0.07	$1.06	$0.65	$0.55
Diluted earnings	(3.21)	0.07	1.06	0.65	0.55
Cash dividends declared	0.00	0.36	0.34	0.26	0.21

AVERAGE BALANCES
Average shareholders’ equity	$57,281	$63,576	$59,964	$57,945	$54,501
Average total assets	673,781	667,470	575,491	556,572	554,095

RATIOS
Return on average
shareholders' equity	-27.26%	0.60%	8.70%	5.62%	5.06%
Return on average total assets	(2.32)	0.06	0.91	0.59	0.50
Cash dividend payout
ratio (cash dividends
divided by net income)	0.00	458.18	32.14	40.01	38.25
Average shareholders'
equity to average total
assets	8.50	9.52	10.42	10.41	9.84

PERIOD END TOTALS
Total assets	$660,288	$673,049	$657,619	$561,214	$556,007
Total investments and
fed funds sold	132,762	105,083	112,606	94,661	111,562
Total loans and leases	427,544	452,558	450,112	389,269	370,102
Loans held for sale	9,055	16,858	3,824	1,650	390
Total deposits	515,678	491,242	484,221	406,031	414,555
Notes Payable	3,290	2,147	1,000	922	2,589
Advances from FHLB	22,807	35,267	36,647	24,000	21,000
Trust Preferred Securities	20,620	20,620	20,620	20,620	20,620
Shareholders' equity	46,024	61,708	61,662	59,325	56,955
Shareholders' equity
per share	$9.47	$12.69	$12.63	$11.92	$11.33

Management’s Report on Internal Control
Over Financial Reporting

The management of Rurban Financial Corp. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934.  The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in conformity with U.S. generally accepted accounting principles.  The Company’s internal control over financial reporting includes those policies and procedures that:

a)	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company and its consolidated subsidiaries;

b)
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in conformity with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company and its consolidated subsidiaries are being made only in accordance with authorizations of management and directors of the Company; and

c)
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the assets of the Company and its consolidated subsidiaries that could have a material effect on the financial statements.

With the supervision and participation of our President and Chief Executive Officer, and our Chief Financial Officer, management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010, based on the criteria set forth for effective internal control over financial reporting by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control Integrated Framework”.  Based on our assessment and those criteria, management concluded that, as of December 31, 2010, the Company’s internal control over financial reporting was not effective, as a result of a material weakness in internal control over financial reporting, as discussed below.

Management’s evaluation identified a material weakness in the Company’s internal control over financial reporting as of December 31, 2010.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.  During the course of the Company’s external audit for the year ended December 31, 2010, the Company recorded an adjustment identified by the Company’s external auditors related to an impairment of the intangible customer asset at RDSI   This impairment resulted from the loss of customers and associated revenue at RDSI during the 2010 fiscal year.

While management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2010, due to this material weakness, this did not result in a material misstatement of the Company’s financial statements, including the annual and interim financial statements for 2010.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

RURBAN FINANCIAL CORP.

Mark A. Klein	Anthony V. Cosentino
President and Chief Executive Officer	Chief Financial Officer

March 31, 2011

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders
Rurban Financial Corp.
Defiance, Ohio

We have audited the accompanying consolidated balance sheets of Rurban Financial Corp. as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2010.  The Company's management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rurban Financial Corp. as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

Cincinnati, Ohio
March 31, 2011

Rurban Financial Corp.
Consolidated Balance Sheets
December 31

ASSETS
	2010	2009

Cash and due from banks	$30,417,813	$24,824,785
Available-for-sale securities	132,762,058	105,083,112
Loans held for sale	9,055,268	16,857,648
Loans, net of unearned income	427,544,414	452,557,581
Allowance for loan losses	(6,715,397)	(7,030,178)
Premises and equipment, net	14,622,541	16,993,640
Federal Reserve and Federal Home Loan Bank Stock, at cost	3,748,250	3,748,250
Foreclosed assets held for sale, net	1,538,307	1,767,953
Interest receivable	2,068,965	2,324,868
Goodwill	16,733,830	21,414,790
Core deposits and other intangibles	2,585,132	4,977,513
Purchased software	1,021,036	5,338,319
Cash value of life insurance	13,211,247	12,792,045
Deferred income taxes	3,202,986	-
Other assets	8,491,235	11,398,776

Total assets	$660,287,685	$673,049,102

See Notes to Consolidated Financial Statements

Rurban Financial Corp.
Consolidated Balance Sheets
December 31

LIABILITIES AND SHAREHOLDERS' EQUITY
	2010	2009
Liabilities
Deposits
Non interest bearing demand	$62,745,906	$57,229,795
Interest bearing NOW	105,708,472	87,511,973
Savings	47,662,315	43,321,364
Money Market	84,635,537	86,621,953
Time Deposits	214,925,512	216,557,067
Total deposits	515,677,742	491,242,152
Short-term borrowings	45,785,254	52,042,820
Notes payable	3,290,471	2,146,776
Federal Home Loan Bank advances	22,807,351	35,266,510
Trust preferred securities	20,620,000	20,620,000
Interest payable	1,971,587	1,507,521
Deferred income taxes	—	2,715,716
Other liabilities	4,111,182	5,799,952
Total liabilities	614,263,587	611,341,447

Commitments and Contingent Liabilities

Stockholders' Equity
Common stock, $2.50 stated value; authorized
10,000,000 shares; 5,027,433 shares issued	12,568,583	12,568,583
Additional paid-in capital	15,235,206	15,186,042
Retained earnings	18,802,106	34,415,316
Accumulated other comprehensive income (loss)	1,187,514	1,307,025
Treasury stock, at cost
Common; 2010 - 165,654 shares, 2009 -165,654 shares	(1,769,311)	(1,769,311)
Total stockholders' equity	46,024,098	61,707,655
Total liabilities and stockholders' equity	$660,287,685	$673,049,102

See Notes to Consolidated Financial Statements

Rurban Financial Corp.
Consolidated Statements of Operations
Years Ended December 31

	2010	2009	2008

Interest Income
Loans
Taxable	$25,838,773	$27,272,465	$27,473,302
Tax-exempt	62,721	91,294	84,878
Securities
Taxable	2,266,719	4,082,639	4,289,728
Tax-exempt	1,395,143	1,063,190	686,458
Other	260	81,562	134,079
Total interest income	29,563,616	32,591,150	32,668,445

Interest Expense
Deposits	5,123,015	6,525,942	10,066,325
Notes payable	116,198	132,116	34,576
Repurchase Agreements	1,731,227	1,733,668	1,821,330
Federal funds purchased	3,990	2,827	18,432
Federal Home Loan Bank advances	1,093,659	1,624,700	1,508,115
Trust preferred securities	1,533,806	1,573,293	1,691,792
Total interest expense	9,601,895	11,592,546	15,140,570

Net Interest Income	19,961,721	20,998,604	17,527,875

Provision for Loan Losses
Provision for loan losses - Bank Only	7,587,603	5,738,098	689,567
Provision for loan losses - RDSI	3,000,000	—	—
Total provision for loan losses	10,587,603	5,738,098	689,567

Net Interest Income After Provision for Loan Losses	9,374,118	15,260,506	16,838,308

Non—interest Income
Data service fees	9,736,416	18,859,701	20,165,451
Trust fees	2,547,699	2,508,723	3,081,898
Customer service fees	2,460,733	2,607,985	2,416,093
Net gains on loan sales	4,800,812	3,354,654	740,985
Net realized gains on sales of available-for-sale securities	450,885	960,320	—
Net proceeds from VISA IPO	—	—	132,106
Investment securities recoveries	73,774	—	197,487
Loan servicing fees	284,080	152,820	66,755
Gain (losses) on sale of assets	(199,903)	(134,732)	247,517
Other	664,327	995,126	844,105
Total non-interest income	$20,818,823	$29,304,597	$27,892,397

See Notes to Consolidated Financial Statements

Rurban Financial Corp.
Consolidated Statements of Operations
Years Ended December 31

	2010	2009	2008

Non-interest Expense
Salaries and employee benefits	$17,932,196	$21,034,671	$17,318,103
Net occupancy expense	2,100,958	2,227,452	2,015,946
FDIC Insurance Expense	1,137,615	1,131,550	59,726
Equipment expense	6,433,537	7,463,352	6,308,564
Fixed asset and software impairment expense	4,892,231	—	—
Data processing fees	743,538	609,876	427,251
Professional fees	2,545,552	2,891,607	1,859,447
Marketing expense	455,967	857,727	831,727
Printing and office supplies	453,702	601,626	554,267
Telephone and communications	1,191,497	1,622,077	1,686,834
Postage and delivery expense	1,748,545	2,079,463	2,165,098
Insurance expense	71,791	91,086	94,944
Employee expense	818,375	1,151,438	1,084,028
Goodwill impairment	4,680,960	—	—
Other intangibles impairment	1,591,844	—	—
OREO impairment	971,517	—	—
State, local and other taxes	543,673	724,546	985,503
Other	3,994,948	2,356,529	1,996,834
Total non-interest expense	52,308,446	44,843,000	37,388,272

Income (Loss) Before Income Tax	(22,115,505)	(277,897)	7,342,432

Provision (Credit) for Income Taxes	(6,502,295)	(660,388)	2,125,193

Net Income (Loss)	$(15,613,210)	$382,491	$5,217,239

Basic Earnings (Loss) Per Share	$(3.21)	$0.07	$1.06

Diluted Earnings (Loss) Per Share	$(3.21)	$0.07	$1.06

See Notes to Consolidated Financial Statements

Rurban Financial Corp.
Consolidated Statements of Stockholders’ Equity
Years Ended December 31

				Accumulated
				Other
	Common	Additional	Retained	Comprehensive	Treasury
	Stock	Paid-In Capital	Earnings	Income (Loss)	Stock	Total

Balance, January 1, 2008	12,568,583	14,923,571	32,361,106	82,235	(610,260)	59,325,235
Comprehensive Income

Net Income			5,217,239			5,217,239

Change in unrealized gain (loss) on securities available for sale, net of reclassification adjustment and tax effect				(203,892)		(203,892)

Total comprehensive
income						5,013,347

Dividends on common stock,
$0.34 per share			(1,676,723)			(1,676,723)

Expense of stock option plan		119,210				119,210

Cumulative effect adjustment for split dollar BOLI			(116,305)			(116,305)

Shares repurchased under stock
repurchase plan					(1,002,760)	(1,002,760)

Balance, December 31, 2008	12,568,583	15,042,781	35,785,317	(121,657)	(1,613,020)	61,662,004
Comprehensive Income

Net Income			382,491			382,491

Change in unrealized gain (loss) on securities available for sale, net of reclassification adjustment and tax effect				1,428,682		1,428,682

Total comprehensive
income						1,811,173

Dividends on common stock,
$0.36 per share			(1,752,492)			(1,752,492)

Expense of stock option plan		143,261				143,261

Shares repurchased under stock
repurchase plan					(156,291)	(156,291)

Balance, December 31, 2009	$12,568,583	$15,186,042	$34,415,316	$1,307,025	$(1,769,311)	$61,707,655
Comprehensive Income

Net Income (Loss)			(15,613,210)			(15,613,210)

Change in unrealized gain (loss) on securities available for sale, net of reclassification adjustment and tax effect				(119,511)		(119,511)

Total comprehensive
income (loss)						(15,732,721)

Expense of stock option plan		49,164				49,164

Balance, December 31, 2010	$12,568,583	$15,235,206	$18,802,106	$1,187,514	$(1,769,311)	$46,024,098

See Notes to Consolidated Financial Statements

Rurban Financial Corp.
Consolidated Statements of Cash Flows
Years Ended December 31

	2010	2009	2008

Operating Activities
Net Income (Loss)	$(15,613,210)	$382,491	$5,217,239
Items not requiring (providing) cash
Depreciation and amortization	4,007,624	4,473,367	3,684,358
Provision for loan losses	10,587,603	5,738,098	689,567
Expense of share-based compensation plan	49,164	143,261	119,210
Amortization of premiums and discounts on securities	1,546,843	608,534	133,614
Amortization of intangible assets	800,537	858,423	710,324
Deferred income taxes	(5,857,134)	(1,008,042)	1,482,203
FHLB Stock Dividends	—	—	(127,200)
Proceeds from sale of loans held for sale	240,632,657	219,243,608	38,708,669
Originations of loans held for sale	(228,029,465)	(228,922,103)	(40,142,425)
Gain from sale of loans	(4,800,812)	(3,354,654)	(740,985)
(Gain) loss on sale of foreclosed assets	201,934	102,713	(4,517)
(Gain) loss on sales of fixed assets	(2,031)	32,019	(243,000)
Net realized gains on available-for-sale securities	(450,885)	(960,320)	—
Software and fixed asset impairment	4,892,231	—	—
OREO impairment	971,517	—	—
Goodwill and Intangible Impairment	4,680,960	—	—
Other intangible impairment	1,591,844	—	—
Changes in
Interest receivable	255,903	639,795	935,431
Other assets	2,615,258	(5,412,295)	641,023
Interest payable and other liabilities	(1,224,705)	251,756	(1,400,738)

Net cash provided by (used in) operating activities	16,855,833	(7,183,349)	9,662,773

Investing Activities
Purchases of available-for-sale securities	(76,637,203)	(67,881,565)	(46,231,266)
Proceeds from maturities of available-for-sale securities	37,686,088	40,839,927	48,098,994
Proceeds from sales of available-for-sale securities	9,995,135	27,081,457	36,519,016
Net change in loans	11,081,255	(7,721,644)	(19,140,093)
Purchase of premises, equipment and software	(2,146,254)	(3,406,256)	(8,045,766)
Proceeds from sales of premises, equipment and software	(63,188)	57,567	2,327,708
Proceeds from sale of foreclosed assets	1,958,804	987,208	604,873
Net cash paid to acquire The National Bank of Montpelier	—	—	(14,779,983)
Purchase of FHLB stock	—	(204,150)	—
Proceeds for the sale of FHLB stock	—	700,000	—
Net cash used in investing activities	$(18,125,363)	$(9,547,456)	$(646,517)

See Notes to Consolidated Financial Statements

Rurban Financial Corp.
Consolidated Statements of Cash Flows
Years Ended December 31

	2010	2009	2008

Financing Activities
Net increase in demand deposits, money market, interest checking and savings accounts	$26,067,145	$32,730,724	$18,765,273
Net decrease in certificates of deposit	(1,631,555)	(25,709,156)	(27,370,079)
Net increase (decrease) in securities sold under agreements to repurchase	(1,257,567)	3,616,842	419,540
Net increase (decrease) in federal funds purchased	(5,000,000)	5,000,000	—
Proceeds from Federal Home Loan Bank advances	—	7,500,000	24,000,000
Repayment of Federal Home Loan Bank advances	(12,459,160)	(8,880,344)	(11,353,145)
Proceeds from notes payable	1,700,000	2,700,000	1,000,000
Net change in short term line of credit	—	(1,000,000)	—
Repayment of notes payable	(556,305)	(553,224)	(922,457)
Purchase of treasury stock	—	(156,291)	(1,002,760)
Dividends paid	—	(1,752,493)	(1,676,723)
Net cash provided by financing activities	6,862,558	13,496,058	1,859,649

Increase (Decrease) in Cash and Cash Equivalents	5,593,028	(3,234,747)	10,875,905
Cash and Cash Equivalents, Beginning of Year	24,824,785	28,059,532	17,183,627
Cash and Cash Equivalents, End of Year	$30,417,813	$24,824,785	$28,059,532
Supplemental Cash Flows Information
Interest paid	$9,137,829	$12,050,867	$15,707,642
Income taxes paid (refunded)	$(1,054,236)	$(71,000)	$1,212,000
Transfer of loans to foreclosed assets	$5,149,182	$1,547,599	$2,292,731
Net assets acquired in business combination	$—	$—	$113,441,000

Net liabilities assumed in business combination	$—	$—	$88,211,000
Sale and financing of foreclosed assets	$2,249,532	$—	$—

See Notes to Consolidated Financial Statements

Rurban Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

Note 1: Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

Rurban Financial Corp. (“Company”) is a bank holding company whose principal activity is the ownership and management of its wholly-owned subsidiaries, The State Bank and Trust Company (“State Bank”), RFCBC, Inc. (“RFCBC”), Rurbanc Data Services, Inc. dba RDSI Banking Systems (“RDSI”), Rurban Statutory Trust I (“RST I”), and Rurban Statutory Trust II (“RST II”).  State Bank owns all the outstanding stock of Rurban Mortgage Company (“RMC”) and Rurban Investments, Inc. (“RII”).  State Bank is primarily engaged in providing a full range of banking and financial services to individual and corporate customers in Northwest Ohio and Northeast Indiana.  State Bank is subject to competition from other financial institutions.  State Bank is regulated by certain federal and state agencies and undergoes periodic examinations by those regulatory authorities.  RFCBC operates as a loan subsidiary that continues to administer one classified loan.  RDSI provides data and item processing services to community banks in Illinois, Indiana, Michigan, Ohio and Wisconsin.  Reliance Financial Services (“RFS”) operating as a division of State Bank, offers a diversified array of trust and financial services to customers nationwide.  RST I and RST II are trusts which were organized in 2000 and 2005, respectively, to manage the Company’s trust preferred securities.

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

Cash Equivalents

The Company considers all liquid investments with original maturities of three months or less to be cash equivalents.  At December 31, 2010 and 2009, cash equivalents consisted primarily of interest and non-interest bearing demand deposit balances held by correspondent banks.

Effective October 3, 2009, the FDIC’s insurance limits increased to $250,000.  The increase in federally insured limits was set to expire on December 31, 2013, however, the Wall Street Reform and Consumer Protection Act, signed on July 21, 2010, made this limit permanent. At December 31, 2010, the Bank’s interest-bearing cash accounts exceeded federally insured limits by approximately $1,110,000.

Rurban Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

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

For debt securities with fair value below carrying value when the Company does not intend to sell a debt security, and it is more likely than not, the Company will not have to sell the security before recovery of its cost basis, it recognizes the credit component of an other-than-temporary impairment of a debt security in earnings and the remaining portion in other comprehensive income.

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

Rurban Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

Allowance for Loan Losses

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to income.  Loan losses are charged against the allowance when management believes the non-collectability of a loan balance is probable.  Subsequent recoveries, if any, are credited to the allowance.

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

Premises and Equipment

Depreciable assets are stated at cost less accumulated depreciation.  Depreciation is charged to expense using the straight-line method for buildings and equipment over the estimated useful lives of the assets.  Leasehold improvements are capitalized and depreciated using the straight-line method over the terms of the respective leases.

Long-lived Asset Impairment

The Company evaluates the recoverability of the carrying value of long-lived assets whenever events or circumstances indicate the carrying amount may not be recoverable.  If a long-lived asset is tested for recoverability and the undiscounted estimated future cash flows expected to result from the use and eventual disposition of the asset is less than the carrying amount of the asset, the asset’s cost is adjusted to fair value and an impairment loss is recognized as the amount by which the carrying amount of a long-lived asset exceeds its fair value.

Rurban Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

Fixed asset and software impairment of $4,892,000 and $0 was recognized during the years ended December 31, 2010 and 2009, respectively.

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

Goodwill

Goodwill is tested for impairment annually.  If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated and goodwill is written down to its implied fair value.  Subsequent increases in goodwill value, if any, are not recognized in the financial statements.  Goodwill impairment of $4,681,000 and $0 was recognized during the years ended December 31, 2010 and 2009, respectively.

Intangible Assets

Intangible assets are being amortized on a straight-line basis over weighted-average periods ranging from one to fifteen years.  Such assets are periodically evaluated as to the recoverability of their carrying value.  Purchased software is being amortized using the straight-line method over periods ranging from one to three years.  Other intangibles impairment of $1,592,000 and $0 was recognized during the years ended December 31, 2010 and 2009, respectively.

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

Rurban Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

Share-Based Employee Compensation Plan

At December 31, 2010 and 2009, the Company had a share-based employee compensation plan, which is described more fully in Note 19.

Transfers of Financial Assets

Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered.  Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company – put presumptively beyond the reach of the transferor and its creditors, even in bankruptcy or other receivership, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before the maturity or the ability to unilaterally cause the holder to return specific assets.

Income Taxes

Deferred tax assets and liabilities are recognized for the tax effects of differences between the financial statement and tax basis of assets and liabilities.  A valuation allowance is established to reduce deferred tax assets if it is more likely than not that a deferred tax asset will not be realized.  The Company files consolidated income tax returns for its subsidiaries.

Treasury Shares

Treasury stock is stated at cost.  Cost is determined by the first-in, first-out method.  On April 12, 2007, Rurban initiated a stock repurchase program, authorizing the repurchase of up to 250,000 shares, or approximately five percent, of the Company’s outstanding shares.  On July 15, 2009, the Company announced an extension of the repurchase plan for an additional fifteen months.  As of December 31, 2009, the Company had repurchased a total of 165,654 shares at an average cost of $10.68 per share.  There were no shares repurchased during 2010.  On October 12, 2010, the stock repurchase plan expired.

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

Rurban Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

Given the volatility of current economic conditions, the values of assets and liabilities recorded in the financial statements could change rapidly, resulting in material future adjustments in asset values, the allowance for loan losses, and capital that could negatively impact the Company’s ability to meet regulatory capital requirements and maintain sufficient liquidity.

Reclassifications

Certain reclassifications have been made to the 2008 and 2009 financial statements to conform to the 2010 financial statement presentation.  These reclassifications had no affect on net income.

Note 2: Restriction on Cash and Due From Banks

State Bank is required to maintain reserve funds in cash and/or on deposit with the Federal Reserve Bank.  The reserve required at December 31, 2010, was $1,441,000.

Note 3: Securities

The amortized cost and approximate fair values of securities were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Approximate
	Cost	Gains	Losses	Fair Value
Available-for-Sale Securities:
December 31, 2010:
U.S. Treasury and
Government agencies	$43,572,741	$298,653	$(220,262)	$43,651,132
Mortgage-backed securities	53,652,288	1,395,036	(419,232)	54,628,092
State and political subdivisions	31,552,709	895,794	(150,724)	32,297,779
Money Market Mutual Fund	2,162,055	—	—	2,162,055
Equity securities	23,000	—	—	23,000

	$130,962,793	$2,589,483	$(790,218)	$132,762,058

December 31, 2009:
U.S. Treasury and
Government agencies	$13,215,086	$5,359	$(276,796)	$12,943,649
Mortgage-backed securities	50,877,903	1,792,894	(424,519)	52,246,278
State and political subdivisions	30,653,604	984,833	(101,431)	31,537,006
Money Market Mutual Fund	8,333,179	—	—	8,333,179
Equity securities	23,000	—	—	23,000

	$103,102,772	$2,783,086	$(802,746)	$105,083,112

Rurban Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2010 and 2009
The amortized cost and fair value of securities available for sale at December 31, 2010, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale
	Amortized	Fair
	Cost	Value

Within one year	$5,041,419	$5,068,976
Due after one year through five years	4,853,241	5,004,430
Due after five years through ten years	27,112,162	27,631,283
Due after ten years	38,118,628	38,244,222
	75,125,450	75,948,911

Mortgage-backed securities & equity securities	55,837,343	56,813,147

Totals	$130,962,793	$132,762,058

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was $30,412,621 at December 31, 2010, and $24,104,265 at December 31, 2009.  The securities delivered for repurchase agreements were $58,621,708 at December 31, 2010 and $55,504,340 at December 31, 2009.

Gross gains of $451,475, $961,013, and $0, and gross losses of $590, $693, and $0 resulting from sales of available-for-sale securities were realized for 2010, 2009, and 2008, respectively.  The tax expense for net security gains for 2010, 2009, and 2008 were $153,301, $326,509, and $0, respectively.

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost.  Total fair value of these investments at December 31, 2010 and 2009, were $40,399,444 and $20,140,212, which was approximately 30 percent and 19 percent of the Company's available-for-sale investment portfolio, respectively.  Based on evaluation of available evidence, including recent changes in market interest rates, credit rating information and information obtained from regulatory filings, management believes the declines in fair value for these securities are temporary.  Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.

In 2002, the Company took an after-tax loss of $1.1 million on an investment in WorldCom bonds.  In 2006, $889,454 of this loss was recovered, which resulted in a $587,000 after-tax gain.  In 2008, an additional $197,487 of this loss was recovered, which resulted in a $130,000 after-tax gain.  In 2010, an additional $73,774 of this loss was recovered, which resulted in a $49,000 after-tax gain.

Rurban Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

Securities with unrealized losses at December 31, 2010, were as follows:

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-Sale Securities:
U.S. Treasury and
Government agencies	$—	$—	$11,483,130	$(220,262)	$11,483,130	$(220,262)
Mortgage-backed securities	1,164,431	(99,297)	20,281,713	(319,935)	21,446,144	(419,232)
State and political subdivisions	349,460	(24,611)	7,120,710	(126,113)	7,470,170	(150,724)

	$1,513,891	$(123,908)	$38,885,553	$(666,310)	$40,399,444	$(790,218)

Securities with unrealized losses at December 31, 2009, were as follows:

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-Sale Securities:
U.S. Treasury and
Government agencies	$12,837,085	$(276,796)	$—	$—	$12,837,085	$(276,796)
Mortgage-backed securities	1,263,285	(15,539)	2,255,050	(408,980)	3,518,335	(424,519)
State and political subdivisions	2,792,842	(56,693)	991,950	(44,737)	3,784,792	(101,431)

	$16,893,212	$(349,028)	$3,247,000	$(453,717)	$20,140,212	$(802,746)

The total unrealized losses on the mortgage-backed securities portfolio, all of which are residential mortgage-backs, is derived mainly from three private label senior tranche residential collateralized mortgage obligation (CMO) securities with a book value of $2.0 million and a fair value of $1.9 million.  In addition to these three private label CMO’s, the Company also holds two GSE CMO’s, which have a book and fair value of $261 thousand.  Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concern warrants such evaluation.  When the Company does not intend to sell a debt security, and it is more likely than not, the Company will not have to sell the security before recovery of its cost basis, it recognizes the credit component of an other-than-temporary impairment of a debt security in earnings and the remaining portion in other comprehensive income. For held-to-maturity debt securities, the amount of an other-than-temporary impairment recorded in other comprehensive income for the noncredit portion of a previous other-than-temporary impairment is amortized prospectively over the remaining life of the security on the basis of the timing of future estimated cash flows of the security.  Management has determined there is no other-than-temporary-impairment on its CMO securities.

Rurban Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

Note 4: Loans and Allowance for Loan Losses

Categories of loans at December 31 include:
	2010	2009
Commercial	$72,488,678	$84,642,860
Commercial real estate	177,889,619	179,909,135
Agricultural	40,762,147	41,485,301
Residential real estate	84,775,026	92,971,599
Consumer	51,710,239	53,655,238
Leasing	194,384	221,190
Total loans	427,820,093	452,885,323
Less
Net deferred loan fees, premiums and discounts	(275,679)	(327,742)
Loans, net of unearned income	427,544,414	452,557,581
Allowance for loan losses	$(6,715,397)	$(7,030,178)

The following table represents the contractual aging of the recorded investment in past due loans by class or loans as of December 31, 2010 (in thousands):

							Total Loans >
	30-59 Days	60-89 Days	Greater Than	Total Past		Total Loans	90 Days and
	Past Due	Past Due	90 Days	Due	Current	Receivable	Accruing
2010
Commercial	$242	$73	$2,744	$3,059	$69,430	$72,489	$—
Commercial Real Estate	148	10	5,617	5,775	172,115	177,890	—
Agricultural	—	88	—	88	40,674	40,762	—
Residential	427	372	1,584	2,383	82,392	84,775	—
Consumer	255	25	547	827	50,883	51,710	—
Leases	—	—	—	—	194	194	—
Loans	1,072	568	10,492	12,132	415,688	427,820	—
Loans held for Sale	—	—	—	—	9,055	9,055	—

Total	$1,072	$568	$10,492	$12,132	$424,743	$436,875	$—

At December 31, 2010, 2009, and 2008, accruing loans delinquent 90 days or more totaled $0.  Non-accruing loans at December 31, 2010, 2009, and 2008 were $12,283,000, $18,543,000, and $5,178,000, respectively.

Rurban Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

Note 4 – Loans (Continued)

The following table presents the recorded investment in non-accrual loans by class as of December 31, 2010 (in thousands):

2010
Commercial	$3,032
Commercial Real Estate	6,065
Residential	2,565
Consumer	621

Total	$12,283

State Bank uses a nine tier risk rating system to grade its loans.  The grade of a loan may change at any time during the life of the loan.  The risk ratings are described as follows:

1.
One (1) Superior - Risk is negligible. Loans are to well-seasoned borrowers, displaying sound financial condition, consistent superior earnings performance, strong capitalization, and access to a range of financing alternatives.

2.	Two (2) Excellent - Risk is minimal. Borrower is well capitalized, operates in a stable industry, financial ratios exceed peers, and financial trends are positive.

3.
Three (3) Good - Risk is modest.  Borrower has good overall financial condition and adequate capitalization to withstand temporary setbacks. Financial trends are positive, and there is clear ability to service debt from the primary source.

4.
Four (4) Average - Risk is acceptable. Borrowers in this category may be characterized by acceptable asset quality, but may face a degree of uncertainty due to new business, untried market, high degree of leverage, expansion, management change, or industry conditions.

5.
Four Monitored 4(m) = Monitored Pass Credits - Risk is increasing.  Borrowers in this category may be characterized by an increasing amount of risk due to one or more of the following characteristics listed below.  Additionally, these borrowers require a higher than normal amount of monitoring by the relationship manager and bank management.  Borrowers who are placed in this category may also demonstrate the potential for an upgrade in the next 12 months given improvement in one or more of the factors listed below.

▪	Declining trends in the earnings and cash flow of the company is evident by moderate to severe losses although debt service coverage remains within policy limits.

▪	Lines of credit that have been evergreen (75% of maximum availability) for more than two consecutive years

Rurban Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2010 and 2009
Note 4 – Loans (Continued)

▪	Absence of relevant or stale financial information.

▪	Restructure or modification to the loan agreement for the purpose of additional funds to support ongoing operations of the company.

▪	The borrower demonstrates a material weakness or declining trend in collateral support for the given loans.

6.
Five (5) Special Mention - Defined as having potential weaknesses that deserve management's close attention. If uncorrected these potential weaknesses may, at some future date, result in the deterioration of the repayment prospects for the credit or the institution's credit position. Special mention credits are not considered as part of the classified extensions of credit category and do not expose State Bank to sufficient risk to warrant classification. Extensions of credit that might be detailed in this category include those in which:

▪	The lending officer may be unable to properly supervise the credit because of an inadequate loan or credit agreement.

▪	Questions exist regarding the condition of and/or control over collateral.

▪	Economic or market conditions may unfavorably affect the obligor in the future.

▪	A declining trend in the obligor's operations or an imbalanced position in the balance sheet exists, but not to the point that repayment is jeopardized.

▪	Other deviations from prudent lending practices are present.

▪
The special mention category should not be used to identify an extension of credit that has as its sole weakness credit-data or documentation exceptions not material to the repayment of the credit. It should also not be used to list extensions of credit that contain risks usually associated with that particular type of lending.

▪	Any extension of credit involves certain risks, regardless of the collateral or the borrower's capacity and willingness to repay the debt.

7.
Six (6) Substandard - A "substandard" extension of credit is inadequately protected by the sound worth and paying capacity of the obligor or of the collateral pledged, if any. Extensions of credit so classified must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that State Bank will sustain some loss if the deficiencies are not corrected. Loss potential, while existing in the aggregate amount of substandard credits, does not have to exist in individual extensions of credit classified substandard.

8.
Seven (7) Doubtful - Has all the weaknesses in one classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. The possibility of loss is extremely high, but because of certain important and reasonably specific pending factors that may work to the advantage of and strengthen the credit, its classification as an estimated loss is deferred until its more exact status may be determined. Pending factors may include a proposed merger or acquisition, liquidation proceedings, capital injection, perfecting liens on additional collateral, or refinancing plans.

Rurban Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

▪
An entire credit is not classified as doubtful when collection of a specific portion appears highly probable. An example of proper use of the doubtful category is the case of a company being liquidated, with the trustee-in-bankruptcy indicating a minimum disbursement of forty percent (40%) and a maximum of sixty-five percent (65%) to unsecured creditors including State Bank. In this situation, estimates are based on liquidation-value appraisals with actual values yet to be realized. By definition, the only portion of the credit that is doubtful is the twenty-five percent (25%) difference between forty percent (40%) and sixty-five percent (65%). A proper classification of such a credit would show forty percent (40%) substandard, twenty-five percent (25%) doubtful, and thirty-five percent (35%) loss.

9.
Eight (8) Loss - Considered uncollectible and of such little value that continuance as a Bank asset is not warranted. This classification does not mean that the credit has absolutely no recovery or salvage value, but rather that it is not practical or desirable to defer writing off this basically worthless asset, even though partial recovery may be affected in the future.  Loans failing to meet the minimum conditions of the Doubtful classifications are charged off.

The following table represents the risk category of loans by class based on the most recent analysis performed as of December 31, 2010 (in thousands).

		Commercial
2010	Commercial	Real Estate	Agricultural	Residential	Consumer	Leases
1-2	$903	$735	$180	$3,861	$444	$127
3	25,101	63,789	15,883	68,979	47,650	—
4	40,159	97,307	24,204	5,535	2,589	67
5	1,021	7,141	6	2,465	217	—
6	2,739	3,176	489	2,605	450	—
7	2,566	5,742	—	1,330	360	—
8	—	—	—	—	—	—
Total	$72,489	$177,890	$40,762	$84,775	$51,710	$194

Rurban Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

Note 4 – Loans (Continued)

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2010 (in thousands):

	At December 31,
	2010	2009	2008
Year-end impaired loans with no allowance for loan losses allocated	$3,839,735	$1,099,912	$1,706,246

Year-end loans with allowance for loan losses allocated	$5,639,348	$14,912,035	$865,710

Total impaired loans	$9,479,083	$16,011,947	$2,571,956

Amount of allowance allocated	$1,871,137	$3,041,967	$322,190

Average of impaired loans during the year	$12,680,704	$16,111,693	$2,158,106

Interest income recognized during impairment	$63,507	$564,931	$11,970

Cash-basis interest income recognized	$143,877	$596,565	$14,807

There are no future commitments to advance funds in connection with any impaired loans.

A loan is considered impaired, in accordance with the impairment accounting guidance (ASC 310-10-35-16), when based on current information and events, it is probable State Bank will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan.  Impaired loans include non-performing commercial loans but also include loans modified in troubled debt restructurings where concessions have been granted to borrowers experiencing financial difficulties.  These concessions could include a reduction in the interest rate on the loan, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection.

At December 31, 2010, State Bank had $399,000 of residential mortgages, $190,000 of commercial real estate loans and $1,907,000 of commercial domestic loans that were modified in troubled debt restructurings and impaired.  At December 31, 2009, State Bank had $211,000 of residential mortgages, $2,545,000 of commercial domestic loans, $3,080,000 of commercial real estate loans and $35,000 of consumer loans that were modified in troubled debt restructurings and impaired.  In addition to these amounts, State Bank had troubled debt restructurings that were performing in accordance with their modified terms of $452,000 of residential mortgage, $581,000 of commercial real estate loans, $68,000 of consumer loans, and $6,000 of agricultural loans at December 31, 2010 and $701,000 of residential mortgage, $8,000 of commercial domestic loans, $602,000 of commercial real estate loans and $51,000 of consumer loans at December 31, 2009.

Rurban Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

Note 4- Loans (Continued)

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Commercial	$436	$786	$—	$2,075	$4
Commercial Real Estate	2,744	4,040	—	4,195	52
Agricultural	—	—	—	—	10
Residential	616	741	—	1,045	2
Consumer	43	43	—	72	—
With a specific allowance recorded:
Commercial	2,438	3,938	684	2,147	(48)
Commercial Real Estate	3,202	3,202	1,187	3,147	44
Agricultural	—	—	—	—	—
Residential	—	—	—	—	—
Consumer	—	—	—	—	—
Totals:
Commercial	$2,874	$4,724	$684	$4,222	$(44)
Commercial Real Estate	$5,946	$7,242	$1,187	$7,342	$96
Agricultural	$—	$—	$—	$—	$10
Residential	$616	$741	$—	$1,045	$2
Consumer	$43	$43	$—	$72	$—

The Allowance for Loan and Lease Losses (“ALLL”) has a direct impact on the provision expense.  An increase in the ALLL is funded through recoveries and provision expense.  The following tables summarize the activities in the ALLL.  The first table breaks down the activity within ALLL and shows the contribution provided by both the recoveries and the provision along with the reduction of the allowance caused by charge-offs.  The second table discloses how much of ALLL is attributed to each segment of the loan portfolio, and the extent to which loans are individually and collectively evaluated for impairment.

	2010	2009	2008
Balance, beginning of year	$7,030,178	$5,020,197	$3,990,455
Balance, National Bank of Montpelier	—	—	1,104,591
Provision charged to expense	10,587,603	5,738,098	689,567
Recoveries	431,335	147,265	157,790
Losses charged off	(11,333,719)	(3,875,382)	(922,206)
Balance, end of year	$6,715,397	$7,030,178	$5,020,197

Rurban Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

Note 4 – Loans (Continued)

Additional analysis related to the ALLL (in thousands) as of December 31, 2010 is as follows:

	Business	Commercial	Agricultural		Residential
2010	Loans	Real Estate	Real Estate	Agricultural	First Mortgage	Consumer	Other	Unallocated	Total
ALLOWANCE FOR
LOAN AND LEASE LOSSES
Beginning balance	$2,604	$3,210	$—	$92	$715	$255	$154	$—	$7,030
Charge Offs	(4,739)	(4,748)	—	—	(1,210)	(542)	(95)	—	(11,334)
Recoveries	182	171	11	—	53	—	14	—	431
Provision	3,676	5,141	(6)	(81)	1,085	688	55	30	10,588
Ending Balance	$1,723	$3,774	$5	$11	$643	$401	$128	$30	$6,715

Ending balance:
individually
evaluated for
impairment	$684	$1,157	$—	$—	$—	$—			$1,841
Ending balance:
collectively
evaluated for
impairment	$1,039	$2,617	$5	$11	$643	$401	$128	$30	$4,874
Loans:
Ending balance:
individually
evaluated for
impairment	$3,121	$3,774	$—	$—	$—	$—			$6,895
Ending balance:
collectively
evaluated for
impairment	$69,368	$174,116	$24,457	$16,305	$84,775	$51,710	$194	$—	$420,925

Note 5: Premises and Equipment

Major classifications of premises and equipment stated at cost were as follows at December 31:

	2010	2009

Land	$1,977,333	$2,027,383
Buildings and improvements	15,292,194	14,871,520
Equipment	7,740,609	11,663,865
Construction in progress	85,238	508,500
	25,095,374	29,071,268

Less accumulated depreciation	(10,472,833)	(12,077,628)

Net premises and equipment	$14,622,541	$16,993,640

Rurban Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

Note 6: Goodwill

The changes in the carrying amount of goodwill for the years ended December 31, 2010, 2009 and 2008 were:

	2010	2009	2008
Balance as of January 1	$21,414,790	$21,414,790	$13,940,618
Goodwill deemed to be impaired during the year - Data Processing	(4,680,960)	—	—
Goodwill acquired during the year - Banking	—	—	7,474,172
Balance as of December 31	$16,733,830	$21,414,790	$21,414,790

Goodwill impairment is tested on the last day of the last quarter of each calendar year. The goodwill impairment test is performed in two steps. If the fair market value of the stock is greater than the calculated book value of the stock, the goodwill is deemed not to be impaired and no further testing is required. If the fair market value is less than the calculated book value, an additional step of determining fair value is taken to determine impairment.  Goodwill at both State Bank and RDSI was reviewed independently as of December 31, 2010 and 2009.  Step one indicated the fair market value of The State Bank was in excess of its book value and no further testing was required.  Goodwill at RDSI was also reviewed as of December 31, 2010 and after an extensive review, it was determined that the Goodwill evaluation failed step one, and step two indicated that the carrying value of Goodwill was in excess of its fair value.  During 2010, RDSI lost a significant number of clients utilizing data processing and item processing services.  This loss of clients, with their associated revenue, resulted in an impairment of Goodwill.  As such, an impairment was taken, resulting in a non-cash write down of $4.7 million.

Rurban Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

Note 7: Other Intangible Assets

The carrying basis and accumulated amortization of recognized intangible assets at December 31, 2010 and 2009 were:

	2010		2009
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Core deposits intangible	$5,450,647	$(3,059,520)	$5,450,647	$(2,427,111)
Customer relationship intangible	200,627	(113,622)	200,627	(104,761)
Banking intangibles	5,651,274	(3,173,142)	5,651,274	(2,531,872)

Customer relationship intangible	797,156	(690,156)	2,389,000	(530,889)
Trademark intangible	180,000	(180,000)	180,000	(180,000)
Non-compete intangible	83,000	(83,000)	83,000	(83,000)
Data processing intangibles	1,060,156	(953,156)	2,652,000	(793,889)

Purchased software - banking	679,148	(512,814)	556,031	(320,092)
Purchased software - data
processing	960,240	(105,538)	12,699,410	(7,646,988)
Purchased software - other	86,200	(86,200)	187,214	(137,256)
Purchased software	1,725,588	(704,552)	13,442,655	(8,104,336)
Total	$8,437,018	$(4,830,850)	$21,745,929	$(11,430,097)

The “Customer relationship intangible” was evaluated for impairment at December 31, 2010.  This intangible, which is related to RDSI, was associated with the customers acquired as part of the Diverse Computer Marketers (“DCM”) acquisition.  While the initial level of customers has not expanded since the acquisition, the expected level of future revenues from these customers has declined.  This decrease in future revenue resulted in the impairment of the intangible.  As a result, an impairment write-down of $1,591,844 was recorded at year-end.

At June 30, 2010, due to the determination that the planned spin-off of RDSI would not occur, coupled with the loss of data processing clients, RDSI recorded an impairment to the purchased software related to the data processing business at RDSI.  As a result, the gross carrying amount for purchased software-data processing was reduced by $11.7 million.

Rurban Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

Amortization expense for core deposits and other for the years ended December 31, 2010, 2009 and 2008, was $800,747, $858,423 and $710,323, respectively.  Amortization expense for purchased software for the years ended December 31, 2010, 2009 and 2008 was $1,608,017, $1,816,247 and $1,160,247, respectively  Estimated amortization expense for each of the following five years is:

	2011	2012	2013	2014	2015

Core deposit intangible	$621,634	$617,490	$566,994	$365,465	$194,702
Customer relationship intangible	8,033	7,934	7,202	6,461	5,805
Banking intangibles	629,667	625,424	574,195	371,926	200,507

Customer relationship intangible	10,700	10,700	10,700	10,700	10,700
Data Procesing intangibles	10,700	10,700	10,700	10,700	10,700

Purchased software - Banking	76,444	41,339	24,161	16,093	—
Purchased software - Data Processing	179,972	194,491	183,647	169,331	110,900
Purchased Software	256,416	235,830	207,808	185,424	110,900
Total	$896,783	$871,954	$792,703	$568,050	$322,107

RDSI’s contracts with Fiserv/ITI have been effectively cancelled, effective December 31, 2010.  Following applicable Accounting Standards Codification (ASC) literature, the Company has revised its estimate related to the amortization of the purchased software noted above.  The software was being amortized over a period of 10 years, whereby the Company had approximately eight years remaining.  However, based on accounting guidance noted above, the Company has revised the software's estimated useful life and amortized the remaining balance through December 2010.  The result of the accelerated amortization was an additional $1,659,000 and $761,000 of amortization expense in 2010 and 2009, respectively.

Note 8:  Mortgage Servicing Rights

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets.  The unpaid principal balance of mortgage loans serviced for others approximated $328,435,000 and $208,276,000 at December 31, 2010 and 2009, respectively.  Contractually specified servicing fees, late fees and ancillary fees of approximately $607,000 and $374,000 are included in loan servicing fees in the income statement at December 31, 2010 and 2009, respectively.

Rurban Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

The following table summarizes mortgage servicing rights capitalized and related amortization, along with activity in the related valuation allowance:

	2010	2009	2008

Carrying amount, beginning of year	$1,955,153	$607,078	$397,996
Mortgage servicing rights capitalized during the year	1,634,058	1,638,564	327,423
Servicing rights acquired in acquisition	—	—	50,000
Mortgage servicing rights amortization during the year	(483,822)	(305,489)	(68,341)
Net change in valuation allowance	85,000	15,000	(100,000)
Carrying amount, end of year	$3,190,389	$1,955,153	$607,078

Valuation allowance:
Beginning of year	$85,000	$100,000	$—
Additions	725,000	25,000	100,000
Reduction	(810,000)	(40,000)	—

End of year	$—	$85,000	$100,000

Fair Value, beginning of period	$1,955,153	$607,078	$397,996
Fair Value, end of period	$3,263,804	$1,955,153	$607,078

During 2010, a valuation allowance of $725,000 was necessary to adjust the aggregate cost basis of the mortgage servicing right asset to fair market value.  At December 31, 2010, no allowance for impairment in the Company’s mortgage servicing rights was necessary.

Note 9: Interest-Bearing Time Deposits

Interest-bearing time deposits in denominations of $100,000 or more were $86,100,000 on December 31, 2010, and $74,944,000 on December 31, 2009.  Certificates of Deposit obtained from brokers totaled approximately $5,930,000 and $1,305,000 at December 31, 2010 and 2009, respectively, and mature between 2013 and 2015.

At December 31, 2010, the scheduled maturities of time deposits were as follows:

2011	$109,156,087
2012	54,982,311
2013	26,902,496
2014	7,752,486
2015	13,711,870
Thereafter	2,420,262

$214,925,512

Rurban Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

Note 10: Short-Term Borrowings

	2010	2009

Federal funds purchased	$—	$5,000,000
Securities sold under repurchase agreements - retail	10,785,254	12,042,820
Securities sold under repurchase agreements - broker	35,000,000	35,000,000

Total short-term borrowings	$45,785,254	$52,042,820

At December 31, 2010, State Bank had $11.5 million in federal funds lines, of which $0 was drawn upon.  At December 31, 2009, State Bank had $20.5 million in federal funds lines, of which $5 million was drawn upon.

State Bank has retail repurchase agreements to facilitate cash management transactions with commercial customers.  These obligations are secured by agency and mortgage-backed securities and the collateral is held by Wilmington Trust Company.  At December 31, 2010, retail repurchase agreements totaled $10,785,254.  The maximum amount of outstanding agreements at any month end during 2010 and 2009 totaled $18,336,000 and $13,747,000, respectively, and the monthly average of such agreements totaled $12,755,000 and $10,174,000, respectively.  The agreements at December 31, 2010 and 2009 matured within one month.

State Bank also has repurchase agreements with brokerage firms who are in possession of the underlying securities.  The securities are returned to State Bank on the repurchase date.  The maximum amount of outstanding agreements at any month-end during 2010 and 2009 totaled $35,000,000 and the monthly average of such agreements totaled $35,000,000.  These repurchase agreements mature between 2011 and 2012, and at December 31, 2010, totaled $35,000,000 with a weighted average interest rate at year-end of 4.75%.

Rurban Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

Note 11: Notes Payable

Notes payable at December 31, included:

	2010	2009
Note payable in the amount of $2,700,000, secured by all equipment and receivables of RDSI, monthly payments of $33,648 together with interest at a fixed rate of 6.50%, maturing July 20, 2012.	$1,590,471	$2,146,776

Revolving Line of Credit, with First Tennessee Bank, in the amount of $5,000,000, secured by 300,000 shares of State Bank common stock, quarterly payments of interest at the greater of prime plus .5%, or 4.0%	$1,700,000	$-

	$3,290,471	$2,146,776

Aggregate annual maturities of notes payable at December 31, 2010 were:
Debt

2011	2,009,503
2012	1,280,968

$3,290,471

Pursuant to a loan covenant agreement between the Company and First Tennessee Bank, National Association (“FTB”), State Bank must maintain certain performance ratios, including a minimum Tier 1 Capital ratio of 6 percent, a year-to-date return on assets (ROA) of 50 basis points and a non-performing asset ratio (calculated as non-performing loans plus OREO divided by total loans plus OREO) of less than 2.25 percent. At December 31, 2010, the total amount of the loan commitment was $5 million, with $1.7 million drawn.

As of December 31, 2010, the Company was in violation of two debt covenants under its loan agreement with FTB, as State Bank’s year-to-date ROA was 0.02 percent and non-performing asset ratio was 3.09 percent. The covenant violations could result in the note being called by FTB.  These covenant violations were waived by FTB through December 31, 2010.  This loan commitment was renewed on June 30, 2010 and is scheduled to mature on June 30, 2011.

Rurban Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

Note 12: Federal Home Loan Bank Advances

The Federal Home Loan Bank advances were secured by $48,695,961 in balances from mortgage loans and cash at December 31, 2010.  Advances, at interest rates from .63 to 5.38 percent, are subject to restrictions or penalties in the event of prepayment.

Aggregate annual maturities of Federal Home Loan Bank advances at December 31, 2010, were:

Debt

2011	$13,668,477
2012	1,278,328
2013	1,860,546
2014	6,000,000
2015	0
Total	$22,807,351

Rurban Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

Note 13: Trust Preferred Securities

On September 15, 2005, RST II, a wholly-owned subsidiary of the Company, closed a pooled private offering of 10,000 Capital Securities with a liquidation amount of $1,000 per security.  The proceeds of the offering were loaned to the Company in exchange for junior subordinated debentures with terms similar to the Capital Securities.  The sole assets of RST II are the junior subordinated debentures of the Company and payments there under.  The junior subordinated debentures and the back-up obligations, in the aggregate, constitute a full and unconditional guarantee by the Company of the obligations of RST II under the Capital Securities.  Distributions on the Capital Securities are payable quarterly at an interest rate that changes quarterly and is based on the 3-month LIBOR and are included in interest expense in the consolidated financial statements.  These securities are considered Tier 1 capital (with certain limitations applicable) under current regulatory guidelines.  As of December 31, 2010 and 2009, the outstanding principal balance of the Capital Securities was $10,000,000.

On September 7, 2000, RST I, a wholly-owned subsidiary of the Company, closed a pooled private offering of 10,000 Capital Securities with a liquidation amount of $1,000 per security.  The proceeds of the offering were loaned to the Company in exchange for junior subordinated debentures with terms similar to the Capital Securities.  The sole assets of RST I are the junior subordinated debentures of the Company and payments thereunder.  The junior subordinated debentures and the back-up obligations, in the aggregate, constitute a full and unconditional guarantee by the Company of the obligations of RST I under the Capital Securities.  Distributions on the Capital Securities are payable semi-annually at the annual rate of 10.6 percent and are included in interest expense in the consolidated financial statements.  These securities are considered Tier 1 capital (with certain limitations applicable) under current regulatory guidelines.  As of December 31, 2010 and 2009, the outstanding principal balance of the Capital Securities was $10,000,000.

The junior subordinated debentures are subject to mandatory redemption, in whole or in part, upon repayment of the Capital Securities at maturity or their earlier redemption at the liquidation amount.  Subject to the Company having received prior approval of the Federal Reserve, if then required, the Capital Securities are redeemable prior to the maturity date of September 7, 2030, at the option of the Company: on or after September 7, 2020 at par; or on or after September 7, 2010 at a premium; or upon occurrence of specific events defined within the trust indenture.

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

Rurban Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

Note 14: Income Taxes

The provision for income taxes includes these components:

	For The Year Ended December 31,
	2010	2009	2008
Taxes currently payable	$(645,161)	$347,655	$642,990
Deferred provision (benefit)	(5,857,134)	(1,008,043)	1,482,203
Income tax expense	$(6,502,295)	$(660,388)	$2,125,193

A reconciliation of income tax expense at the statutory rate to the Company's actual income tax expense is shown below:

	For The Year Ended December 31,
	2010	2009	2008
Computed at the statutory rate (34%)	$(7,519,272)	$(94,485)	$2,496,427
Decrease resulting from
Tax exempt interest	(458,031)	(370,944)	(232,872)
Goodwill impairment	1,591,526	—	—
Other	(116,518)	(194,959)	(138,362)
Actual tax expense	$(6,502,295)	$(660,388)	$2,125,193

The Company or one of its subsidiaries files income tax returns in the U.S. federal and Ohio state and local jurisdictions.  With few exceptions, the Company is no longer subject to U.S. federal, state and local examinations by tax authorities for years before 2007.

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

Rurban Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2010 and 2009
The tax effects of temporary differences related to deferred taxes shown on the balance sheets are:

	At December 31,
	2010	2009
Deferred tax assets
Allowance for loan losses	$2,250,143	$2,332,349
OREO Writedowns/Expense	270,416	—
Accrued compensation and benefits	441,894	393,858
Net deferred loan fees	93,730	111,432
Mark to market adjustments	513,782	591,970
Purchase accounting adjustments	57,621	142,535
NOL carry over	4,755,310	413,828
AMT credit carry over	282,639	185,295
Other	180,430	178,958
	8,845,965	4,350,225
Deferred tax liabilities
Depreciation	(1,424,244)	(2,498,634)
Mortgage servicing rights	(1,084,732)	(664,752)
Unrealized gains on available-for-sale securities	(611,750)	(673,316)
Purchase accounting adjustments	(1,881,443)	(2,529,268)
Prepaids	(175,248)	(234,409)
FHLB stock dividends	(465,562)	(465,562)
	(5,642,979)	(7,065,941)
Net deferred tax asset/(liability)	$3,202,986	$(2,715,716)

The Company performed a valuation analysis based on income projections of the deferred tax asset as of December 31, 2010.  Based upon that analysis, no valuation reserve was required.

Rurban Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

Note 15: Other Comprehensive Income (Loss)

Other comprehensive income (loss) components and related taxes are as follows:

	2010	2009	2008

Unrealized gains (losses) on securities
available for sale	$269,808	$3,124,990	$(308,925)
Reclassification for realized amount included
in income	(450,885)	(960,320)	—
Other comprehensive income (loss),
before tax effect	(181,077)	2,164,670	(308,925)
Tax expense (benefit)	(61,566)	735,988	(105,033)

Other comprehensive income (loss)	$(119,511)	$1,428,682	$(203,892)

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and State Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).  Management believes, as of December 31, 2010, that the Company and State Bank exceeded all capital adequacy requirements to which they were subject.

As of December 31, 2010, the most recent notification to the regulators categorized State Bank as well-capitalized under the regulatory framework for prompt corrective action.  To be categorized as well-capitalized, State Bank must maintain capital ratios as set forth in the table.  There are no conditions or events since that notification that management believes have changed State Bank’s status as well-capitalized.

Rurban Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

The Company and State Bank’s actual capital amounts (in millions) and ratios are presented in the following table.

	Actual		For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2010
Total Capital
(to Risk-Weighted Assets)
Consolidated	$48.4	11.0%	$35.1	8.0%	$—	N/A
State Bank	50.8	11.7%	34.8	8.0%	43.5	10.0%

Tier 1 Capital
(to Risk-Weighted Assets)
Consolidated	42.9	9.8%	17.5	4.0%	—	N/A
State Bank	45.4	10.4%	17.4	4.0%	26.1	6.0%

Tier 1 Capital
(to Average Assets)
Consolidated	42.9	6.5%	27.5	4.0%	—	N/A
State Bank	45.4	6.9%	26.3	4.0%	32.9	5.0%

As of December 31, 2009
Total Capital
(to Risk-Weighted Assets)
Consolidated	$59.8	12.6%	$37.8	8.0%	$—	N/A
State Bank	50.9	11.1%	36.7	8.0%	45.8	10.0%

Tier 1 Capital
(to Risk-Weighted Assets)
Consolidated	53.9	11.4%	18.9	4.0%	—	N/A
State Bank	45.2	9.9%	18.3	4.0%	27.5	6.0%

Tier 1 Capital
(to Average Assets)
Consolidated	53.9	8.2%	26.1	4.0%	—	N/A
State Bank	45.2	7.1%	25.6	4.0%	32.9	5.0%

Dividends paid by Rurban are mainly provided for by dividends from its subsidiaries.  However, certain restrictions exist regarding the ability of State Bank to transfer funds to Rurban in the form of cash dividends, loans or advances.  Regulatory approval is required in order to pay dividends in excess of State Bank’s earnings retained for the current year plus retained net profits since January 1, 2007.  As of December 31, 2010, State Bank is required to receive regulatory approval prior to paying any dividends to Rurban.

Rurban Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

Note 17: Related Party Transactions

Certain directors, executive officers and principal shareholders of the Company, including associates of such persons, are loan customers.  A summary of the related party loan activity, for loans aggregating $60,000 or more to any one related party, follows for the years ended December 31, 2010 and 2009:

	2010	2009

Balance, January 1	$2,620,000	$5,465,000
New Loans	155,000	525,000
Repayments	(159,645)	(3,370,000)
Other changes	(2,271,064)	—

Balance, December 31	$344,291	$2,620,000

In management’s opinion, such loans and other extensions of credit and deposits were made in the ordinary course of business and were made on substantially the same terms (including interest rates and collateral) as those prevailing at the time for comparable transactions with other persons.  Further, in management’s opinion, these loans did not involve more than normal risk of collectability or present other unfavorable features. Due to the retirement of four directors during 2010, related party transactions decreased significantly from year-end 2009, which is reflected in “Other changes” in the table above.

Deposits from related parties held by State Bank at December 31, 2010 and 2009 totaled $264,000 and $857,000, respectively.

Note 18: Employee Benefits

The Company has retirement savings 401(k) plans covering substantially all employees.  Employees contributing up to 4 percent of their compensation receive a Company match of 100 percent of the employee’s contribution.  Employee contributions are vested immediately and the Company’s matching contributions are fully vested after three years of employment.  Employer contributions charged to expense for 2010, 2009 and 2008 were $487,681, $551,716, and $288,825, respectively.

Also, the Company has deferred compensation agreements with certain active and retired officers.  The agreements provide monthly payments for up to 15 years that equal 15 percent to 25 percent of average compensation prior to retirement or death.  The charges to expense for the current agreements were $178,442, $115,656, and $239,440 for 2010, 2009, and 2008, respectively.  In 2010 and 2009, previously accrued benefits under the agreements in the amount of $68,728 and $78,163, respectively, were reversed and credited to expense.  Such charges reflect the straight-line accrual over the period until full eligibility of the present value of benefits due each participant on the full eligibility date, using a 6 percent discount factor.

Rurban Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

Life insurance plans are provided for certain executive officers on a split-dollar basis.  The Company is the owner of the split-dollar policies.  The officers are entitled to a sum equal to two times either the employee’s annual salary at death, if actively employed, or final annual salary, if retired, less $50 thousand, not to exceed the employee’s portion of the death benefit.  The Company is entitled to the portion of the death proceeds which equates to the cash surrender value less any loans on the policy and unpaid interest or cash withdrawals previously incurred by the Company.  The employees have the right to designate one or more beneficiaries to receive their share of the proceeds payable upon death.  The cash surrender value of these life insurance policies and life insurance policies related to the Company’s supplemental retirement plan totaled approximately $2,171,737 at December 31, 2010, and $2,118,682 at December 31, 2009.

Additional life insurance is provided to certain officers through a bank-owned life insurance policy (“BOLI”).  By way of a separate split-dollar agreement, the policy interests are divided between the bank and the insured’s beneficiary.  State Bank owns the policy cash value and a portion of the policy net death benefit, over and above the cash value assigned to the insured’s beneficiary.  During 2007, State Bank elected to add $1 million in additional BOLI on two key executive officers. The cash surrender value of all life insurance policies totaled approximately $11,039,510 at December 31, 2010, and $10,943,839 at December 31, 2009.

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

Compensation expense is recorded equal to the fair market value of the stock when contributions, which are determined annually by the Board of Directors of the Company, are made to the ESOP.  Allocated shares in the ESOP for each of the three years ended December 31, 2010, 2009 and 2008, were 467,928, 523,600, and 468,968, respectively.

Dividends on allocated shares are recorded as dividends and charged to retained earnings.  Compensation expense is recorded equal to the fair market value of the stock when contributions, which are determined annually by the Board of Directors of the Company, are made to the ESOP. ESOP expense for the years ended December 31, 2010, 2009 and 2008 were $0, $618,543, and $608,699, respectively.

Rurban Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

Note 19: Share Based Compensation Plan

On March 12, 2007, the Company's share-based compensation plan, the 1997 Stock Option Plan (the "1997 Plan") expired in accordance with its terms.  In April 2008, the shareholders approved the Rurban Financial Corp. 2008 Stock Incentive Plan (the "2008 Plan").

The 2008 Plan permits the grant or award of incentive stock options, nonqualified stock options, stock appreciation rights ("SARs"), and restricted stock for up to 250,000 Common Shares of the Company.

The 2008 Plan is intended to advance the interests of the Company and its shareholders by offering employees, directors and advisory board members of the Company and its subsidiaries an opportunity to acquire or increase their ownership interest in the Company through grants of equity-based awards.  The 2008 Plan permits equity-based Awards to be used to attract, motivate, reward and retain highly competent individuals upon whose judgment, initiative, leadership and efforts are key to the success of the Company by encouraging those individuals to become shareholders of the Company.

Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant, and those option awards generally vest based on 5 years of continuous service and have 10-year contractual terms.

The compensation cost charged against income for both the 1997 and 2008 Plans were $49,164, $143,261 and $119,210 for 2010, 2009 and 2008, respectively.  The total income tax benefit recognized in the income statement for share-based compensation arrangements were $16,716, $48,709 and $40,531 for 2010, 2009 and 2008, respectively.

The fair value of each option award is estimated on the date of grant using a binomial option valuation model that uses the assumptions noted in the following table.  Expected volatility is based on historical volatility of the Company’s stock and other factors.  The Company uses historical data to estimate option exercise and employee termination within the valuation model.   Separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes.  The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding.  The risk-free rate for the period within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.  In 2010, 185,750 options were granted.  In 2009, 1,500 options were granted.

	2010	2009

Expected volatility	26.2% - 26.9%	25.8%
Weighted-average volatility	26.21%	25.77%
Expected dividends	1.0%	5.0%
Expected term (in years)	5	5
Risk-free rate	2.40%	1.60%

Rurban Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

A summary of option activity under the 2008 Plan as of December 31, 2010 and changes during the year then ended, is presented below:

	2010
	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding,
beginning of year	311,213	$12.58
Granted	185,750	6.97
Forfeited	144,862	11.66
Expired	17,373	11.07
Outstanding, end of
year	334,728	$9.94	6.72	$—

Exercisable, end of
year	150,095	$12.82	4.26	$—

The weighted-average grant-date fair value of options granted during the years 2010 and 2009 were $1.65 and $1.01, respectively.  There were no options granted in 2008.  There were no options exercised during the years ended December 31, 2010, 2009, and 2008.

As of December 31, 2010, there was $259,144 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 1997 Plan and 2008 Plan.  That cost is expected to be recognized over a weighted-average period of 1.84 years.

Rurban Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

Note 20: Earnings Per Share

Earnings per share (EPS) is computed as follows:

	Year Ended December 31, 2010
	Income	Weighted-Average Shares	Per Share Amount
Basic earnings per share
Net income available to common shareholders	$(15,613,210)	4,861,779	$(3.21)
Effect of dilutive securities
Stock options & restricted stock	—	—
Diluted earnings per share
Net income available to common shareholders and assumed conversions	$(15,613,210)	4,861,779	$(3.21)

Options to purchase 334,728 common shares at $6.66 to $15.20 per share were outstanding at December 31, 2010, but were not included in the computation of diluted EPS because all of the options’ exercise prices were greater than the average market price of the common shares.

	Year Ended December 31, 2009
	Income	Weighted-Average Shares	Per Share Amount
Basic earnings per share
Net income available to common shareholders	$382,491	4,867,030	$0.07
Effect of dilutive securities
Stock options & restricted stock	—	3,373
Diluted earnings per share
Net income available to common shareholders and assumed conversions	$382,491	4,870,403	$0.07

Options to purchase 311,213 common shares at $7.55 to $15.20 per share were outstanding at December 31, 2009, but were not included in the computation of diluted EPS because all of the options’ exercise prices were greater than the average market price of the common shares.

Rurban Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

	Year Ended December 31, 2008
	Income	Weighted-Average Shares	Per Share Amount
Basic earnings per share
Net income available to common shareholders	$5,217,239	4,925,694	$1.06
Effect of dilutive securities
Stock options & restricted stock	—	—
Diluted earnings per share
Net income available to common shareholders and assumed conversions	$5,217,239	4,925,694	$1.06

Options to purchase 315,763 common shares at $10.87 to $15.20 per share were outstanding at December 31, 2008, but were not included in the computation of diluted EPS because all of the options’ exercise prices were greater than the average market price of the common shares.

Note 21: Leases

The Company’s subsidiaries, State Bank and RDSI, have several noncancellable operating leases for business use that expire over the next ten years.  These leases generally contain renewal options for periods of five years and require the lessee to pay all executory costs such as taxes, maintenance and insurance.  Aggregate rental expense for these leases was $436,545, $467,105, and $480,019 for the years ended December 31, 2010, 2009 and 2008, respectively.

Future minimum lease payments under operating leases are:

2011	$359,944
2012	290,511
2013	275,902
2014	200,000
2015	65,000
Thereafter	355,412

Total minimum lease payments	$1,546,769

RDSI has entered into an operating lease with an individual effective October 1, 2008 for various office space.  Total monthly rent expense under this agreement is $700.  The lease will remain in effect until either party terminates following a sixty day grace period.

Rurban Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

Also, State Bank has entered into an operating lease with Remax Realty for various office storage.  The total monthly rent expense under the agreement is $500.  The lease will remain in effect until either party terminates following a thirty day grace period.

Note 22: Disclosures About Fair Value of Assets and Liabilities

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

The following table presents the fair value measurements of assets measured at fair value on a recurring basis and the level within ASC 820 fair value hierarchy in which the fair value measurements fall at December 31, 2010 and 2009:

Rurban Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

Fair Value Measurements Using:
Description	Fair Values at 12/31/2010	(Level 1)	(Level 2)	(Level 3)
Available-for-Sale Securities:
U.S. Treasury and Government Agencies	$43,651,132	—	$43,651,132	—
Mortgage-backed securities	54,628,091	—	54,628,091	—
State and political subdivisions	32,297,779	—	32,297,779	—
Money Market Mutual Fund	2,162,055	2,162,055	—	—
Equity securities	23,000	—	23,000	—

Fair Value Measurements Using:
Description	Fair Values at 12/31/2009	(Level 1)	(Level 2)	(Level 3)
Available-for-Sale Securities:
U.S. Treasury and Government Agencies	$12,943,649	—	$12,943,649	—
Mortgage-backed securities	52,246,278	—	52,246,278	—
State and political subdivisions	31,537,006	—	31,537,006	—
Money Market Mutual Fund	8,333,179	8,333,179	—	—
Equity securities	23,000	—	23,000	—

Level 1 - Quoted Prices in Active Markets for Identical Assets
Level 2 - Significant Other Observable Inputs
Level 3 - Significant Unobservable Inputs

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a non recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy.

Impaired Loans (Collateral Dependent)

Loans for which it is probable the Company will not collect all principal and interest due according to contractual terms are measured for impairment.  If the impaired loan is collateral dependent, then the fair value method of measuring the amount of impairment is utilized.  This method requires obtaining an independent appraisal of the collateral and applying a discount factor to the value based on the Company’s loan review policy.  All impaired loans held by the Company were collateral dependent at December 31, 2010 and 2009.

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

Rurban Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

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

Goodwill

Goodwill is evaluated independently for its fair value.  This measurement uses projected cash flows from operations and discounts those using appropriate discount rates to calculate fair value.  Management engaged a third party to determine the fair value of Goodwill in line with procedures pursuant to FASB Accounting Standards Codification Topic 350-20.

Intangible

Intangible assets are evaluated independently for fair value on an annual basis.  The measurement of these intangible assets is in line with procedures pursuant to FASB Accounting Standards Codification Topic 350-30.

Rurban Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

The following table presents the fair value measurements of assets measured at fair value on a non-recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2010 and 2009:

Fair Value Measurements Using:
Description	Fair Values at 12/31/2010	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$6,709,231	—	—	$6,709,231
Mortgage Servicing Rights	$3,190,389	—	—	$3,190,389
Foreclosed Assets	$1,054,500	—	—	$1,054,500
Goodwill (RDSI)	$380,748	—	—	$380,748
Intangible (RDSI)	$107,000			$107,000

Fair Value Measurements Using:
Description	Fair Values at 12/31/2009	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$9,113,369	—	—	$9,113,369
Mortgage Servicing Rights	$1,955,153	—	—	$1,955,153
Foreclosed Assets	$356,455	—	—	$356,455

Level 1 - Quoted Prices in Active Markets for Identical Assets
Level 2 - Significant Other Observable Inputs
Level 3 - Significant Unobservable Inputs

The following methods were used to estimate the fair value of all other financial instruments recognized in the accompanying balance sheets at amounts other than fair value.

Cash and Cash Equivalents and Federal Reserve and Federal Home Loan Bank Stock and Accrued Interest Payable and Receivable

The carrying amount approximates the fair value.

Loans

The estimated fair value for loans receivable, including loans held for sale, net, is based on estimates of the rate State Bank would charge for similar loans at December 31, 2010 and 2009, applied for the time period until the loans are assumed to re-price or be paid.

Deposits & Other Borrowings

Deposits include demand deposits, savings accounts, NOW accounts and certain money market deposits. The carrying amount approximates the fair value. The estimated fair value for fixed-maturity time deposits, as well as borrowings, is based on estimates of the rate State Bank could pay on similar instruments with similar terms and maturities at December 31, 2010 and 2009.

Rurban Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties.  The estimated fair value for other financial instruments and off-balance-sheet loan commitments approximate cost at December 31, 2010 and 2009 are not considered significant to this presentation.

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

	December 31, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Financial assets
Cash and cash equivalents	$30,417,813	$30,418,000	$24,824,785	$24,825,000
Available-for-sale securities	$132,762,058	$132,762,000	$105,083,112	$105,083,000
Loans held for sale	$9,055,268	$9,055,268	$16,857,648	$17,070,000
Loans, net of allowance for loan losses	$420,829,017	$424,144,000	$445,527,403	$446,266,000
Federal Reserve and FHLB Bank stock	$3,748,250	$3,748,000	$3,748,250	$3,748,000
Interest receivable	$2,068,965	$2,069,000	$2,324,868	$2,325,000

Financial liabilities
Deposits	$515,677,742	$519,123,000	$491,242,152	$494,536,000
Short-term borrowings	$45,785,254	$47,515,000	$52,042,820	$53,670,000
Notes payable	$3,290,471	$3,276,000	$2,146,776	$2,128,000
Federal Home Loan Bank advances	$22,807,351	$23,243,000	$35,266,510	$36,476,000
Trust preferred securities	$20,620,000	$20,862,000	$20,620,000	$20,571,000
Interest payable	$1,971,587	$1,972,000	$1,507,521	$1,508,000

Note 23: Commitments and Credit Risk

State Bank grants commercial, agribusiness, consumer and residential loans to customers throughout the states of Ohio, Indiana, and Michigan.  Although State Bank has a diversified loan portfolio, agricultural loans comprised approximately 10% and 8% of the portfolio as of December 31, 2010 and 2009, respectively.

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

Rurban Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

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

	2010	2009

Loan commitments and unused lines of credit	72,938,000	82,832,000
Standby letters of credit	—	—
Commercial letters of credit	804,000	279,000

	$73,742,000	$83,111,000

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

Rurban Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

Note 24:Effect of Recent Accounting Standards

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

FASB ASU 2010-20, “Receivables: Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” (ASC Topic 310), issued on July 21, 2010, concerns improved disclosures regarding the credit quality in a financial institution’s loan portfolio. The guidance requires additional disaggregation of the credit portfolio by portfolio segment and class of receivable, a revised roll forward of the allowance for credit losses, presentation of the credit portfolio by credit quality indicators, an aging schedule of past due receivables, disclosure of troubled debt restructurings and purchases and sales of receivables by portfolio segment. The period-end disclosures are effective for periods ending on or after December 15, 2010 (December 31, 2010 for the Company). The activity disclosures are effective for periods beginning on or after December 15, 2010 (January 1, 2011 for the Company). The adoption of FASB ASU 2010-20 did not have a material effect on the Company’s financial condition or results of operations.

Rurban Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

Note 25:  Condensed Financial Information (Parent Company Only)

Presented below is condensed financial information as to financial position, results of operations and cash flows of the Company:

Condensed Balance Sheets

	2010	2009

Assets
Cash and cash equivalents	$38,509	$378,064
Investment in common stock of banking subsidiaries	66,124,973	66,920,562
Investment in nonbanking subsidiaries	(216,162)	13,985,876
Notes Receivable	2,000,000	—
Other assets	2,675,248	2,916,216

Total assets	$70,622,568	$84,200,718

Liabilities
Trust preferred securities	$20,000,000	$20,000,000
Borrowings from nonbanking subsidiaries	620,000	620,000
Notes Payable	1,700,000	—
Other liabilities	2,278,469	1,873,063

Total liabilities	24,598,469	22,493,063

Stockholders' Equity	46,024,099	61,707,655

Total liabilities and stockholders' equity	$70,622,568	$84,200,718

Rurban Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

Condensed Statements of Income

	2010	2009	2008
Income
Interest income	$102,167	$752	$1,677
Dividends from subsidiaries:
Banking subsidiaries	800,000	2,400,000	22,100,000
Nonbanking subsidiaries	225,000	1,922,076	3,850,620
Total	1,025,000	4,322,076	25,950,620
Other income	536,586	1,550,032	1,603,529

Total income	1,663,753	5,872,860	27,555,826

Expenses
Interest expense	1,529,815	1,573,293	1,691,792
Other expense	1,834,675	3,864,674	3,171,949

Total expenses	3,364,490	5,437,967	4,863,741

Income (loss) before income tax and equity
in undistributed (excess distributed) income (loss) of subsidiaries	(1,700,737)	434,893	22,692,085

Income tax benefit	(942,754)	(1,321,333)	(1,111,193)

Income (loss) before equity in undistributed (excess
distributed) income (loss) of subsidiaries	(757,983)	1,756,226	23,803,278

Equity in undistributed (excess distributed)
income (loss) of subsidiaries
Banking subsidiaries	(676,077)	(355,146)	(17,586,214)
Nonbanking subsidiaries	(14,179,150)	(1,018,589)	(999,825)

Total	(14,855,227)	(1,373,735)	(18,586,039)

Net income (loss)	$(15,613,210)	$382,491	$5,217,239

Rurban Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

Condensed Statements of Cash Flows

	2010	2009	2008

Operating Activities
Net income (loss)	$(15,613,210)	$382,491	$5,217,239
Items not requiring (providing) cash
Equity in (undistributed) excess
distributed net income (loss) of
subsidiaries	14,855,227	1,373,735	18,586,039
Expense of Stock Option Plan	49,164	143,261	119,210
Other assets	263,858	(1,002,630)	7,874
Other liabilities	405,406	(929,910)	(20,320)
Net cash provided by (used in)
operating activities	(39,555)	(33,053)	23,910,042

Investing Activities
Cash paid to shareholders of National Bank of Montpelier acquisition	—	—	(24,000,000)
Increase in Notes Receivable	(2,000,000)	—	—
Net cash used in
investing activities	(2,000,000)	—	(24,000,000)

Financing Activities
Cash dividends paid	—	(1,752,493)	(1,676,723)
Proceeds from Notes Payable	1,700,000	—	—
Purchase of treasury stock	—	(156,291)	(1,002,760)
Net cash provided by (used in)
financing activities	1,700,000	(1,908,784)	(2,679,483)

Net Change in Cash and Cash Equivalents	(339,555)	(1,941,837)	(2,769,441)

Cash and Cash Equivalents at Beginning
of Year	378,064	2,319,901	5,089,342

Cash and Cash Equivalents at End of
Year	$38,509	$378,064	$2,319,901

Rurban Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

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

The accounting policies used are the same as those described in the summary of significant accounting policies.  Segment performance is evaluated using net interest income, other revenue, operating expense and net income.  Goodwill is allocated.  Income taxes and indirect expenses are allocated based on revenue.  Transactions among segments are made at fair value.  The Company allocates certain expenses to other segments.  Information reported internally for performance assessment follows.

		Data		Total	Intersegment	Consolidated
2010	Banking	Processing	Other	Segments	Elimination	Totals

Income Statement information:

Net interest income (expense)	$21,843,737	$(454,369)	$(1,427,647)	$19,961,721	$—	$19,961,721
Other revenue - external customers	10,958,388	9,725,869	134,566	20,818,823	—	20,818,823
Other revenue - other segments	99,356	1,297,789	428,773	1,825,918	(1,825,918)	—
Net interest income and other revenue	32,901,481	10,569,289	(864,308)	42,606,462	(1,825,918)	40,780,544
Non-interest expense	25,958,617	26,341,072	1,834,675	54,134,364	(1,825,918)	52,308,446
Significant noncash items:
Depreciation and amortization	974,967	2,985,813	46,844	4,007,624	—	4,007,624
Fixed asset and software impairment	—	4,892,231	—	4,892,231	—	4,892,231
Goodwill impairment	—	4,680,960	—	4,680,960	—	4,680,960
Other intangible impairment	—	1,591,844	—	1,591,844	—	1,591,844
Provision for loan losses	7,587,603	3,000,000	—	10,587,603	—	10,587,603
Income tax expense (benefit)	(768,661)	(4,790,880)	(942,754)	(6,502,295)	—	(6,502,295)
Segment profit (loss)	$123,922	$(13,980,903)	$(1,756,229)	$(15,613,210)	$—	$(15,613,210)

Balance sheet information:

Total assets	$653,940,003	$6,852,940	$70,622,568	$731,415,511	$(71,127,826)	$660,287,685
Goodwill and intangibles	18,831,214	487,748	—	19,318,962	—	19,318,962
Premises and equipment expenditures	$1,018,127	$1,128,127	$—	$2,146,254	$—	$2,146,254

Rurban Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

		Data		Total	Intersegment	Consolidated
2009	Banking	Processing	Other	Segments	Elimination	Totals

Income Statement information:

Net interest income (expense)	$22,753,280	$(182,136)	$(1,572,540)	$20,998,604	$—	$20,998,604
Other revenue - external customers	10,386,902	18,836,667	81,028	29,304,597	—	29,304,597
Other revenue - other segments	92,493	1,599,589	1,497,767	3,189,849	(3,189,849)	—
Net interest income and other revenue	33,232,675	20,254,120	6,255	53,493,050	(3,189,849)	50,303,201
Non-interest expense	25,239,393	18,928,782	3,864,674	48,032,849	(3,189,849)	44,843,000
Significant noncash items:
Depreciation and amortization	1,039,284	3,334,636	99,447	4,473,367	—	4,473,367
Provision for loan losses	5,738,098	—	—	5,738,098	—	5,738,098
Income tax expense (benefit)	210,330	450,615	(1,321,333)	(660,388)	—	(660,388)
Segment profit (loss)	$2,044,854	$874,723	$(2,537,086)	$382,491	$—	$382,491

Balance sheet information:

Total assets	$652,166,943	$22,774,098	$83,110,060	$758,051,101	$(85,001,999)	$673,049,102
Goodwill and intangibles	19,472,484	6,919,819	—	26,392,303	—	26,392,303
Premises and equipment expenditures	$548,824	$2,805,922	$51,510	$3,406,256	$—	$3,406,256

		Data		Total	Intersegment	Consolidated
2008	Banking	Processing	Other	Segments	Elimination	Totals

Income Statement information:

Net interest income (expense)	$19,327,854	$(109,864)	$(1,690,115)	$17,527,875	$—	$17,527,875
Other revenue - external customers	7,525,957	20,162,913	203,525	27,892,395	—	27,892,395
Other revenue - other segments	54,019	1,513,093	1,432,097	2,999,209	(2,999,209)	—
Net interest income and other revenue	26,907,830	21,566,142	(54,493)	48,419,479	(2,999,209)	45,420,270
Non-interest expense	19,920,105	17,295,426	3,171,950	40,387,481	(2,999,209)	37,388,272
Significant noncash items:
Depreciation and amortization	1,012,382	2,535,876	136,100	3,684,358	—	3,684,358
Provision for loan losses	689,567	—	—	689,567	—	689,567
Income tax expense (benefit)	1,784,371	1,452,014	(1,111,193)	2,125,192	—	2,125,192
Segment profit (loss)	$4,513,787	$2,818,702	$(2,115,250)	$5,217,239	$—	$5,217,239

Balance sheet information:

Total assets	$637,108,955	$19,955,458	$85,084,977	$742,149,390	$(84,530,481)	$657,618,909
Goodwill and intangibles	20,113,196	7,137,530	—	27,250,726	—	27,250,726
Premises and equipment expenditures	$2,437,582	$5,501,574	$106,610	$8,045,766	$—	$8,045,766

Rurban Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

Note 27:  Quarterly Financial Information (Unaudited)

The following tables summarize selected quarterly results of operations for 2010 and 2009.

December 31, 2010	March	June	September	December
Interest income	$7,483,263	$7,499,239	$7,244,962	$7,336,152
Interest expense	2,578,782	2,441,218	2,364,319	2,217,576
Net interest income	4,904,481	5,058,021	4,880,643	5,118,576
Provision for loan losses	1,391,433	6,498,710	898,570	1,798,890
Non-interest income	6,751,363	4,526,269	4,534,561	5,006,630
Non-interest expense	11,760,035	15,905,043	8,738,415	15,904,953
Income tax expense (benefit)	(647,686)	(4,612,572)	(247,696)	(994,341)
Net income (loss)	(847,938)	(8,206,891)	25,915	(6,584,296)

Earnings (loss) per share
Basis	(0.17)	(1.69)	0.01	(1.36)
Diluted	(0.17)	(1.69)	0.01	(1.36)

Dividends per share	—	—	—	—

December 31, 2009	March	June	September	December
Interest income	$8,147,603	$8,289,666	$8,186,375	$7,967,506
Interest expense	3,131,740	2,928,277	2,849,660	2,682,869
Net interest income	5,015,863	5,361,389	5,336,715	5,284,637
Provision for loan losses	495,142	798,850	898,050	3,546,056
Non-interest income	7,447,505	7,897,791	7,075,711	7,174,079
Non-interest expense	10,475,024	11,108,057	11,454,115	12,096,293
Income tax expense (benefit)	389,649	348,687	(99,421)	(1,299,303)
Net income (loss)	1,103,553	1,003,586	159,682	(1,884,330)

Earnings (loss) per share
Basis	0.23	0.20	0.03	(0.39)
Diluted	0.23	0.20	0.03	(0.39)

Dividends per share	0.09	0.09	0.09	0.09

Rurban Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

Note 28:  Strategic Partnership

On April 27, 2009, the Company announced a transaction between RDSI and New Core Holdings, Inc. d/b/a New Core Banking Systems, headquartered in Birmingham, AL (“New Core”).  As part of this transaction, RDSI and New Core entered into a Reseller Software License and Support Agreement pursuant to which RDSI was granted rights as the exclusive provider of New Core’s Single Source™ software.  RDSI and New Core also entered into an Agreement and Plan of Merger pursuant to which New Core would be merged with a newly-created subsidiary of RDSI and become a wholly-owned subsidiary of RDSI.  A prerequisite of this merger would be the spin-off of RDSI from Rurban, resulting in RDSI becoming a separate independent public company.  This would be followed immediately by the merger of RDSI and New Core.  On July 28, 2010, the Company announced that it had determined that the planned spin-off of RDSI and merger with New Core could not be successfully completed.  RDSI continues to work to address a wind-down of the relationship with New Core.

Note 29:  Subsequent Events

On March 9, 2011, Rurban Financial Corp. (“Rurban”) and its wholly-owned nonbank data services subsidiary, Rurbanc Data Services, Inc., dba RDSI Banking Systems (“RDSI”), entered into a Consent Order (the “Consent Order”) with the Board of Governors of the Federal Reserve System (the “FRB”) that directs RDSI to take certain actions to strengthen its financial condition and operations.  Rurban’s banking subsidiary, The State Bank and Trust Company, is not a party to the Consent Order.

The Consent Order specifies, among other conditions, that RDSI must strengthen board oversight of critical areas of operations, maintain appropriate capital levels, strengthen working capital management, and modify its strategic plan to improve earnings.  While the Consent Order remains in effect, RDSI is prohibited from declaring or paying any dividends to Rurban without the prior approval of the FRB, and Rurban is prohibited from making any capital investments in or loans to RDSI without the prior approval of the FRB.

As of the date of this report, the Company is in violation of certain loan covenants on the FTB loan detailed in Note 11.  The issuance of the Consent Order described above constitutes a loan covenant violation, in addition to the Company’s continued violation of the ratio of non-performing assets.

ANNUAL REPORT ON FORM 10-K
FOR FISCAL YEAR ENDED DECEMBER 31, 2010

INDEX TO EXHIBITS

Exhibit No.	Description	Location
2.1	Agreement and Plan of Merger, dated as of April 25, 2009, by and among Rurbanc Data Services, Inc., NC Merger Corp. and New Core Holdings, Inc.	Incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed April 29, 2009 (File No. 0-13507).
2.2	First Amendment to Agreement and Plan of Merger, dated as of December 29, 2009, by and among Rurbanc Data Services, Inc., NC Merger Corp. and New Core Holdings, Inc.	Filed herewith.
3.1	Amended Articles of Registrant, as amended	Incorporated herein by reference to Exhibit 3(a)(i) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1989 (File No. 0-13507).
3.2	Certificate of Amendment to the Amended Articles of Rurban Financial Corp.	Incorporated herein by reference to Exhibit 3(b) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993 (File No. 0-13507).
3.3	Certificate of Amendment to the Amended Articles of Rurban Financial Corp.	Incorporated herein by reference to Exhibit 3(c) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 0-13507).
3.4	Amended and Restated Articles of Rurban Financial Corp. [Note: filed for purposes of SEC reporting compliance only – this document has not been filed with the Ohio Secretary of State.]	Incorporated herein by reference to Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010 (File No. 0-13507).
3.5	Amended and Restated Regulations of Rurban Financial Corp.	Incorporated herein by reference to Exhibit 3.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (File No. 0-13507).
3.6	Certificate Regarding Adoption of Amendment to Section 2.01 of the Amended and Restated Regulations of Rurban Financial Corp. by the Shareholders on April 16, 2009	Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed April 22, 2009 (File No. 0-13507).

Exhibit No.	Description	Location
4.1
Indenture, dated as of September 15, 2005, by and between Rurban Financial Corp. and Wilmington Trust Company, as Debenture Trustee, relating to Floating Rate Junior Subordinated Deferrable Interest Debentures
Incorporated herein by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 (File No. 0-13507).
4.2	Amended and Restated Declaration of Trust of Rurban Statutory Trust II, dated as of September 15, 2005	Incorporated herein by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 (File No. 0-13507).
4.3	Guarantee Agreement, dated as of September 15, 2005, by and between Rurban Financial Corp. and Wilmington Trust Company, as Guarantee Trustee	Incorporated herein by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 (File No. 0-13507).
4.4	Agreement to furnish instruments and agreements defining rights of holders of long-term debt	Filed herewith.
10.1*	Rurban Financial Corp. Plan to Allow Directors to Elect to Defer Compensation	Incorporated herein by reference to Exhibit 10(v) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (File No. 0-13507).
10.2*	Rurban Financial Corp. 1997 Stock Option Plan	Incorporated herein by reference to Exhibit 10(v) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (File No. 0-13507).
10.3*	Form of Non-Qualified Stock Option Agreement with Five-Year Vesting under Rurban Financial Corp. 1997 Stock Option Plan	Incorporated herein by reference to Exhibit 10(w) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 0-13507).
10.4*	Form of Non-Qualified Stock Option Agreement with Vesting After One Year of Employment under Rurban Financial Corp. 1997 Stock Option Plan	Incorporated herein by reference to Exhibit 10(a) to the Company’s Current Report on Form 8-K filed March 21, 2005 (File No. 0-13507).

Exhibit No.	Description	Location
10.5*	Form of Incentive Stock Option Agreement with Five-Year Vesting under Rurban Financial Corp. 1997 Stock Option Plan	Incorporated herein by reference to Exhibit 10(x) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 0-13507).
10.6*	Form of Incentive Stock Option Agreement with Vesting After One Year of Employment under Rurban Financial Corp. 1997 Stock Option Plan	Incorporated herein by reference to Exhibit 10(c) to the Company’s Current Report on Form 8-K filed March 21, 2005 (File No. 0-13507).
10.7*	Form of Stock Appreciation Rights under Rurban Financial Corp. 1997 Stock Option Plan	Incorporated herein by reference to Exhibit 10(b) to the Company’s Current Report on Form 8-K filed March 21, 2005 (File No. 0-13507).
10.8*	Rurban Financial Corp. 2008 Stock Incentive Plan	Incorporated herein by reference to Exhibit 10 to the Company’s Current Report on Form 8-K filed April 22, 2008 (File No. 0-13507).
10.9*	Form of Restricted Stock Award Agreement (For Employees) under Rurban Financial Corp. 2008 Stock Option Plan	Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed April 22, 2008 (File No. 0-13507).
10.10*	Form of Incentive Stock Option Agreement with Five-Year Vesting under Rurban Financial Corp. 2008 Stock Incentive Plan	Incorporated herein by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (File No. 0-13507).
10.11*	Form of Non-Qualified Stock Option Award Agreement with Five-Year Vesting under Rurban Financial Corp. 2008 Stock Incentive Plan	Incorporated herein by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (File No. 0-13507).
10.12*	Employees’ Stock Ownership and Savings Plan of Rurban Financial Corp.	Incorporated herein by reference to Exhibit 10(y) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (File No. 0-13507).
10.13*	Rurban Financial Corp. Employee Stock Purchase Plan	Incorporated herein by reference to Exhibit 10(z) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (File No. 0-13507).
10.14*	Employment Agreement, dated July 30, 2010, between Rurban Financial Corp. and Mark A. Klein	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 5, 2010 (File No. 0-13507).

Exhibit No.	Description	Location
10.15*	Second Amended and Restated Change of Control Agreement, dated July 30, 2010, between Rurban Financial Corp. and Mark A. Klein	Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed August 5, 2010 (File No. 0-13507).
10.16*	Change of Control Agreement, dated April 21, 2010, between Rurban Financial Corp. and Anthony V. Cosentino	Filed herewith.
10.17*	Amended and Restated Supplemental Executive Retirement Plan Agreement, effective as of December 31, 2008, by and between Rurban Financial Corp. and Kenneth A. Joyce	Incorporated herein by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (File No. 0-13507).
10.18*	Amended and Restated Supplemental Executive Retirement Plan Agreement, effective as of December 31, 2008, by and between Rurban Financial Corp. and Mark A. Klein	Filed herewith.
10.19*	First Amendment to Amended and Restated Supplemental Executive Retirement Plan Agreement, dated as April 20, 2009, by and between Rurban Financial Corp. and Mark A. Klein	Incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed April 22, 2009 (File No. 0-13507).
10.20*	Non-Qualified Deferred Compensation Plan effective as of January 1, 2007	Incorporated herein by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (File No. 0-13507)
11	Statement re: Computation of Per Share Earnings	Included in Note 1 of the Notes to Consolidated Financial Statements of Registrant in the financial statements portion of this Annual Report on Form 10-K.
21	Subsidiaries of Registrant	Filed herewith.
23	Consent of BKD, LLP	Filed herewith.
24	Power of Attorney of Directors and Executive Officers	Included on signature page of this Annual Report on Form 10-K
31.1	Rule 13a-14(a)/15d-14(a) Certification – Principal Executive Officer	Filed herewith.
31.2	Rule 13a-14(a)/15d-14(a) Certification – Principal Financial Officer	Filed herewith.
32.1	Section 1350 Certification – Principal Executive Officer and Principal Financial Officer	Filed herewith.
*Management contract or compensatory plan or arrangement.