Form 10-Q
period 2011-03-31
RURBAN FINANCIAL CORP
filed 2011-05-16
CIK 767405

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
OR

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Shares, without par value	4,861,779 shares
(class)	(Outstanding at May 13, 2011)

RURBAN FINANCIAL CORP.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The interim condensed consolidated financial statements of Rurban Financial Corp. (“Rurban” or the “Company”) are unaudited; however, the information contained herein reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of financial condition and results of operations for the interim periods presented.  All adjustments reflected in these financial statements are of a normal recurring nature in accordance with Rule 10-01 of Regulation S-X.  Results of operations for the three months ended March 31, 2011 are not necessarily indicative of results for the complete year.

Rurban Financial Corp.
Condensed Consolidated Balance Sheets
March 31, 2011 and December 31, 2010

	March	December
	2011	2010
	(Unaudited)
ASSETS
Cash and due from banks	$38,090,470	$30,417,813
Available-for-sale securities	131,052,629	132,762,058
Loans held for sale	5,423,901	9,055,268
Loans, net of unearned income	422,166,393	427,544,414
Allowance for loan losses	(6,593,279)	(6,715,397)
Premises and equipment, net	14,361,382	14,622,541
Purchased software	947,061	1,021,036
Federal Reserve and Federal Home Loan Bank Stock	3,748,250	3,748,250
Foreclosed assets held for sale, net	921,660	1,538,307
Accrued interest receivable	2,363,645	2,068,965
Goodwill	16,733,830	16,733,830
Core deposits and other intangibles	2,387,920	2,585,132
Cash value of life insurance	11,951,006	13,211,247
Mortgage Servicing Rights	3,316,228	3,190,389
Other assets	8,096,914	8,503,832

Total assets	$654,968,010	$660,287,685

See notes to condensed consolidated financial statements (unaudited)

Note:	The balance sheet at December 31, 2010 has been derived from the audited consolidated financial statements at that date

Rurban Financial Corp.
Condensed Consolidated Balance Sheets
March 31, 2011 and December 31, 2010

	March	December
	2011	2010
	(Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
Non interest bearing demand	$64,027,818	$62,745,906
Interest bearing NOW	107,940,091	105,708,472
Savings	48,983,184	47,662,315
Money Market	77,481,943	84,635,537
Time Deposits	214,528,353	214,925,512
Total deposits	512,961,389	515,677,742

Notes payable	3,218,211	3,290,471
Advances from Federal Home Loan Bank	16,679,942	22,807,351
Repurchase Agreements	49,499,424	45,785,254
Trust preferred securities	20,620,000	20,620,000
Accrued interest payable	2,195,926	1,971,587
Other liabilities	3,528,328	4,111,182

Total liabilities	608,703,220	614,263,587

Shareholders' Equity
Common stock	12,568,583	12,568,583
Additional paid-in capital	15,258,113	15,235,206
Retained earnings	18,813,030	18,802,106
Accumulated other comprehensive income	1,394,375	1,187,514
Treasury stock	(1,769,311)	(1,769,311)

Total shareholders' equity	46,264,790	46,024,098

Total liabilities and shareholders' equity	$654,968,010	$660,287,685

See notes to condensed consolidated financial statements (unaudited)

Note:	The balance sheet at December 31, 2010 has been derived from the audited consolidated financial statements at that date.

Rurban Financial Corp.
Condensed Consolidated Statements of Operations (Unaudited)
Three Months Ended

	Three Months Ended
	March 31
	2011	2010
Interest income
Loans
Taxable	$5,852,367	$6,411,582
Tax-exempt	11,494	18,915
Securities
Taxable	610,524	702,255
Tax-exempt	335,969	319,063
Other	83	31,448
Total interest income	6,810,437	7,483,263

Interest expense
Deposits	1,049,393	1,374,291
Other borrowings	24,629	38,083
Retail Repurchase Agreements	425,519	426,967
Federal Home Loan Bank advances	133,016	352,817
Trust preferred securities	344,578	386,624
Total interest expense	1,977,135	2,578,782

Net interest income	4,833,302	4,904,481

Provision for loan losses	498,840	1,391,433

Net interest income after provision for loan losses	4,334,462	3,513,048

Non-interest income
Data service fees	912,254	4,029,406
Trust fees	695,321	642,786
Customer service fees	580,942	587,401
Net gain on sales of loans	467,909	717,014
Net realized gain on sales of securities	-	451,474
Investment securities recoveries	-	73,774
Loan servicing fees	161,406	122,208
Loss on sale or disposal of assets	(100,209)	(28,652)
Other income	145,203	155,981
Total non-interest income	2,862,826	6,751,392

See notes to condensed consolidated financial statements (unaudited)

Rurban Financial Corp.
Condensed Consolidated Statements of Operations (Unaudited)
Three Months Ended

	Three Months Ended
	March 31
	2011	2010
Non-interest expense
Salaries and employee benefits	3,530,106	5,103,540
Net occupancy expense	584,057	586,223
FDIC Insurance expense	317,639	218,903
Equipment expense	711,051	2,165,101
Software impairment expense	-	568,535
Data processing fees	143,744	194,786
Professional fees	473,536	642,810
Marketing expense	55,976	77,601
Printing and office supplies	76,148	161,102
Telephone and communication	156,640	386,206
Postage and delivery expense	344,309	570,433
State, local and other taxes	143,568	121,039
Employee expense	95,884	279,925
Other expenses	427,033	683,860
Total non-interest expense	7,059,691	11,760,064

Income (loss) before income tax expense	137,597	(1,495,624)
Income tax expense (benefit)	126,672	(647,686)

Net income (loss)	$10,925	$(847,938)

Earnings (loss) per common share:
Basic	$0.00	$(0.17)
Diluted	$0.00	$(0.17)

See notes to condensed consolidated financial statements (unaudited)

RURBAN FINANCIAL CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’
EQUITY (UNAUDITED)

	Three Months Ended
	Mar. 31, 2011	Mar. 31, 2010

Balance at beginning of period	$46,024,098	$61,707,655

Net Income (Loss)	10,925	(847,938)

Unrealized gains on securities
Unrealized holding gains arising during the year, net of tax	206,861	249,171
Less: reclassification adjustment for gains realized in net income, net of tax	-	297,972
Total comprehensive income (loss)	217,786	(896,739)

Share-based compensation	22,906	43,627

Balance at end of period	$46,264,790	$60,854,543

See notes to condensed consolidated financial statements (unaudited)

Rurban Financial Corp.
Condensed Consolidated Statements of Cash Flows (Unaudited)
Three Months Ended

	March 31, 2011	March 31, 2010
Operating Activities
Net Income/(loss)	$10,925	$(847,938)
Items not requiring (providing) cash
Depreciation and amortization	453,858	1,422,548
Provision for loan losses	498,840	1,391,433
Expense of share-based compensation plan	22,906	43,627
Amortization of premiums and discounts on securities	431,539	201,935
Amortization of intangible assets	197,212	200,134
Deferred income taxes	(106,563)	(20,568)
Proceeds from sale of loans held for sale	29,634,009	69,929,801
Originations of loans held for sale	(25,534,733)	(64,824,772)
Gain from sale of loans	(467,909)	(717,014)
Gain on available for sale securities	-	(451,474)
Software and fixed asset impairment	-	568,535
Loss on sale of foreclosed assets	100,274	22,841
(Gain) / Loss on sale of fixed assets	(65)	5,811
Income from bank owned life insurance	(93,521)	(104,047)
Changes in
Interest receivable	(294,680)	(638,251)
Other assets	274,191	409,687
Interest payable and other liabilities	(358,515)	(1,745,332)

Net cash from operating activities	4,767,768	4,846,956

Investing Activities
Purchase of available-for-sale securities	(4,039,486)	(23,365,873)
Proceeds from maturities of available-for-sale securities	5,630,800	11,773,761
Proceeds from sales of available-for-sale-securities	-	9,995,724
Proceeds from bank owned life insurance	1,353,762	-
Net change in loans	4,357,295	3,478,042
Purchase of premises and equipment and software	(118,724)	(753,269)
Proceeds from sales of premises and equipment	65	477,941
Proceeds from sale of foreclosed assets	923,029	2,727,528

Net cash from investing activities	$8,106,741	$4,333,854

See notes to condensed consolidated financial statements (unaudited)

Rurban Financial Corp.
Condensed Consolidated Statements of Cash Flows (Unaudited) (continued)
Three Months Ended

	March 31, 2011	March 31, 2010
Financing Activities
Net (decrease) increase in demand deposits, money market, interest checking and savings accounts	$(2,319,194)	$12,614,595
Net decrease in certificates of deposit	(397,159)	(4,911,086)
Net increase in securities sold under agreements to repurchase	3,714,170	2,068,279
Net increase in federal funds purchased	-	(5,000,000)
Repayment of Federal Home Loan Bank advances	(6,127,409)	(2,607,300)
Proceeds from notes payable	-	2,000,000
Repayment of notes payable	(72,260)	(765,841)

Net cash (used in) / from financing activities	(5,201,852)	3,398,647

Increase in Cash and Cash Equivalents	7,672,657	12,579,457

Cash and Cash Equivalents, Beginning of Year	30,417,813	24,824,785

Cash and Cash Equivalents, End of Period	$38,090,470	$37,404,242

Supplemental Cash Flows Information

Interest Paid	$1,752,796	$2,885,467

Transfer of loans to foreclosed assets	$399,768	$2,589,970

Sale and financing of foreclosed assets	$-	$2,249,532

See notes to condensed consolidated financial statements (unaudited)

RURBAN FINANCIAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A—BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q.  Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  The financial statements reflect all adjustments that are, in the opinion of management, necessary to fairly present the financial position, results of operations and cash flows of the Company.  Those adjustments consist only of normal recurring adjustments.  Results of operations for the three months ended March 31, 2011 are not necessarily indicative of results for the complete year.

The condensed consolidated balance sheet of the Company as of December 31, 2010 has been derived from the audited consolidated balance sheet of the Company as of that date.

For further information, refer to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

NOTE B—EARNINGS PER SHARE

Earnings per share (EPS) have been computed based on the weighted average number of shares outstanding during the periods presented. For the periods ended March 31, 2011 and 2010, share based awards totaling 325,951 and 481,213 common shares, respectively, were not considered in computing EPS as they were anti-dilutive. The number of shares used in the computation of basic and diluted earnings per share were:

	Three Months Ended
	March 31
	2011	2010
Basic earnings per share	4,861,779	4,861,779
Diluted earnings per share	4,861,779	4,861,779

NOTE C – LOANS AND ALLOWANCE FOR LOAN LOSSES

Categories of loans at March 31, 2011 and December 31, 2010 include:

	March 31,	December 31,
	2011	2010
Commercial	$70,619,272	$72,488,678
Commercial real estate	181,750,397	177,889,619
Agricultural	37,206,059	40,762,147
Residential real estate	82,435,692	84,775,026
Consumer	50,252,550	51,710,239
Leasing	181,521	194,384
Total loans	422,445,491	427,820,093
Less
Net deferred loan fees, premiums and discounts	(279,098)	(275,679)
Loans, net of unearned income	422,166,393	427,544,414
Allowance for loan losses	$(6,593,279)	$(6,715,397)

The following table presents the Company’s nonaccrual loans at March 31, 2011 and December 31, 2010.  This table excludes performing troubled debt restructurings.

($'s in thousands)	March 31,	December 31,
	2011	2010
Commercial	$2,950,220	$3,031,716
Commercial real estate	5,335,542	6,065,058
Agricultural	86,598	-
Residential real estate	3,466,181	2,564,913
Consumer	282,055	621,000
Leasing	-	-

Total	$12,120,596	$12,282,687

The following tables present the balance of the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of March 31, 2011 and December 31, 2010.

March 31, 2011	Business	Commercial		Residential
($'s in thousands)	Loans	Real Estate	Agricultural	First Mortgage	Consumer	Other	Unallocated	Total

ALLOWANCE FOR LOAN AND LEASE LOSSES

Beginning balance	$1,723	$3,774	$16	$643	$401	$128	$30	$6,715
Charge Offs	(209)	(100)	-	(103)	(200)	(27)	-	(639)
Recoveries	5	3	1	-	7	2	-	18
Provision	247	(354)	1	386	243	5	(29)	499
Ending Balance	$1,766	$3,322	$18	$926	$451	$108	$1	$6,593

Ending balance:
individually
evaluated for
impairment	$701	$1,085	$-	$300	$-			$2,087
Ending balance:
collectively
evaluated for
impairment	$1,064	$2,237	$18	$626	$451	$108	$1	$4,506

Loans:
Ending balance:
individually
evaluated for
impairment	$2,864	$5,306	$-	$2,337	$93			$10,600
Ending balance:
collectively
evaluated for
impairment	$67,755	$176,445	$37,206	$80,099	$50,159	$182	$-	$411,845

For the quarter ended March 31, 2010, the allowance for loan loss beginning balance was $7.03 million, the Company had provision of $1.39 million, recoveries of $0.13 million, and charge-offs of $2.48 million for an ending balance of $6.08 million.

December 31, 2010	Business	Commercial		Residential
($'s in thousands)	Loans	Real Estate	Agricultural	First Mortgage	Consumer	Other	Unallocated	Total

ALLOWANCE FOR LOAN AND LEASE LOSSES

Beginning balance	$2,604	$3,210	$92	$715	$255	$154	$-	$7,030
Charge Offs	(4,739)	(4,748)	-	(1,210)	(542)	(95)	-	(11,334)
Recoveries	182	171	11	53	-	14	-	431
Provision	3,676	5,141	(87)	1,085	688	55	30	10,588
Ending Balance	$1,723	$3,774	$16	$643	$401	$128	$30	$6,715

Ending balance:
individually
evaluated for
impairment	$684	$1,157	$-	$-	$-			$1,841
Ending balance:
collectively
evaluated for
impairment	$1,039	$2,617	$16	$643	$401	$128	$30	$4,874
Loans:
Ending balance:
individually
evaluated for
impairment	$3,121	$3,774	$-	$-	$-			$6,895
Ending balance:
collectively
evaluated for
impairment	$69,368	$174,116	$40,762	$84,775	$51,710	$194	$-	$420,925

Credit Risk Profile

The Company uses a nine tier risk rating system to grade its loans.  The grade of a loan may change at any time during the life of the loan.  The risk ratings are described as follows:

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

5.
Four Monitored (4m) = Monitored Pass Credits - Risk is increasing.  Borrowers in this category may be characterized by an increasing amount of risk due to one or more of the following characteristics listed below.  Additionally, these borrowers require a higher than normal amount of monitoring by the relationship manager and bank management.  Borrowers who are placed in this category may also demonstrate the potential for an upgrade in the next 12 months given improvement in one or more of the factors listed below.

▪	Declining trends in the earnings and cash flow of the company is evident by moderate to severe losses although debt service coverage remains within policy limits.

▪	Lines of credit that have been evergreen (75% of maximum availability) for more than two consecutive years.

▪	Absence of relevant financial information or stale financial information provided.

▪	Restructure or modification to the loan agreement for the purpose of additional funds to support ongoing operations of the company.

▪	The borrower demonstrates a material weakness or declining trend in collateral support for the given loans.

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

7.
Six (6) Substandard - A "substandard" extension of credit is inadequately protected by the sound worth and paying capacity of the obligor or of the collateral pledged, if any. Extensions of credit so classified must have a well-defined weakness, or weaknesses, that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that State Bank will sustain some loss if the deficiencies are not corrected. Loss potential, while existing in the aggregate amount of substandard credits, does not have to exist in individual extensions of credit classified substandard.

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

The following tables present the credit risk profile of the Company’s loan portfolio based on rating category and payment activity as of March 31, 2011 and December 31, 2010 (dollars in thousands).

March 31, 2011		Commercial
	Commercial	Real Estate	Agricultural	Residential	Consumer	Leases
1-2	$889	$446	$177	$1,692	$148	$-
3	24,286	62,969	13,513	69,057	46,847	39
4	40,183	102,026	23,228	5,753	2,602	143
Total Pass	65,358	165,441	36,918	76,502	49,597	182

5	747	6,573	5	2,055	215	-
6	2,035	5,041	283	2,405	218	-
7	2,479	4,695	-	1,474	223	-
8	-	-	-	-	-	-
Total	$70,619	$181,750	$37,206	$82,436	$50,253	$182

December 31, 2010		Commercial
	Commercial	Real Estate	Agricultural	Residential	Consumer	Leases
1-2	$903	$735	$180	$3,861	$444	$127
3	25,101	63,789	15,883	68,979	47,650	-
4	40,159	97,307	24,204	5,535	2,589	67
Total Pass	66,163	161,831	40,268	78,375	50,683	194

5	1,021	7,141	6	2,465	217	-
6	2,739	3,176	489	2,605	450	-
7	2,566	5,742	-	1,330	360	-
8	-	-	-	-	-	-
Total	$72,489	$177,890	$40,762	$84,775	$51,710	$194

The following tables present the Company’s loan portfolio aging analysis as of March 31, 2011 and December 31, 2010 (dollars in thousands).

							Total Loans >
	30-59 Days	60-89 Days	Greater Than	Total Past		Total Loans	90 Days and
March 31, 2011	Past Due	Past Due	90 Days	Due	Current	Receivable	Accruing

Commercial	$15	$-	$2,935	$2,950	$67,669	$70,619	$-
Commercial Real Estate	105	-	6,138	6,244	175,507	181,750	-
Agricultural	-	-	87	87	37,119	37,206	-
Residential	537	-	1,196	1,733	80,703	82,436	-
Consumer	203	44	216	463	49,790	50,253	-
Leases	-	-	-	-	182	182	-
Loans	861	44	10,572	11,476	410,969	422,445	-

Loans held for Sale	-	-	-	-	5,424	5,424	-

Total	$861	$44	$10,572	$11,476	$416,392	$427,868	$-

							Total Loans >
	30-59 Days	60-89 Days	Greater Than	Total Past		Total Loans	90 Days and
December 31, 2010	Past Due	Past Due	90 Days	Due	Current	Receivable	Accruing

Commercial	$242	$73	$2,744	$3,059	$69,430	$72,489	$-
Commercial Real Estate	148	10	5,617	5,775	172,115	177,890	-
Agricultural	-	88	-	88	40,674	40,762	-
Residential	427	372	1,584	2,383	82,392	84,775	-
Consumer	255	25	547	827	50,883	51,710	-
Leases	-	-	-	-	194	194	-
Loans	1,072	568	10,492	12,132	415,688	427,820	-
Loans held for Sale	-	-	-	-	9,055	9,055	-

Total	$1,072	$568	$10,492	$12,132	$424,743	$436,875	$-

The following tables present impaired loans for March 31, 2011 and December 31, 2010:

March 31, 2011		Unpaid		Average	Interest
($'s in thousands)	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Commercial	$349	$698	$-	$360	$(2)
Commercial Real Estate	2,058	2,920	-	2,917	(3)
Agricultural	-	-	-	-	-
Residential	410	460	-	462	3
Consumer	91	91	-	93	1
With a specific allowance recorded:
Commercial	2,493	4,142	901	2,877	(5)
Commercial Real Estate	4,116	4,215	935	5,144	(1)
Agricultural	-	-	-	-	-
Residential	999	1,237	219	1,231	8
Consumer	84	84	32	32	1
Totals:
Commercial	$2,842	$4,841	$901	$3,238	$(7)
Commercial Real Estate	$6,174	$7,136	$935	$8,061	$(4)
Agricultural	$-	$-	$-	$-	$-
Residential	$1,409	$1,698	$219	$1,693	$11
Consumer	$175	$175	$32	$126	$2

December 31, 2010		Unpaid		Average	Interest
($'s in thousands)	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Commercial	$436	$786	$-	$2,075	$4
Commercial Real Estate	2,744	4,040	-	4,195	52
Agricultural	-	-	-	-	10
Residential	616	741	-	1,045	2
Consumer	43	43	-	72	-
With a specific allowance recorded:
Commercial	2,438	3,938	684	2,147	(48)
Commercial Real Estate	3,202	3,202	1,187	3,147	44
Agricultural	-	-	-	-	-
Residential	-	-	-	-	-
Consumer	-	-	-	-	-
Totals:
Commercial	$2,874	$4,724	$684	$4,222	$(44)
Commercial Real Estate	$5,946	$7,242	$1,187	$7,342	$96
Agricultural	$-	$-	$-	$-	$10
Residential	$616	$741	$-	$1,045	$2
Consumer	$43	$43	$-	$72	$-

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

The Company had troubled debt restructurings that were modified and impaired of $419 thousand of residential mortgages, $190 thousand of commercial real estate loans and $2.119 million of commercial domestic loans at March 31, 2011 and $399 thousand of residential mortgages, $190 thousand of commercial real estate loans and $1.907 million at December 31, 2010.  At March 31, 2010, the Company had approximately $4.21 million in troubled debt restructurings that were modified and impaired.

In addition to these amounts, the Company had troubled debt restructurings that were performing in accordance with their modified terms of $426 thousand of residential mortgage, $576 thousand of commercial real estate loans, $66 thousand of consumer loans, and $5 thousand of agricultural loans at March 31, 2011 and $452 thousand of residential mortgage, $581 thousand of commercial real estate loans $68 thousand of consumer loans and $6 thousand of agricultural loans at December 31, 2010.  At March 31, 2010, the Company had approximately $1.36 million in loans which were restructured and were currently paying under the new terms.

NOTE D - NEW ACCOUNTING PRONOUNCEMENTS

ASU No. 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.

In April 2011, FASB issued ASU No. 2011-02 due to concerns about whether additional guidance or clarification is needed to help creditors in determining whether a creditor has granted a concession and whether a debtor is experiencing financial difficulties for purposes of determining whether a restructuring constitutes a troubled debt restructuring.  In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude that both of the following exist:

1)	The restructuring constitutes a concession.
2)	The debtor is experiencing financial difficulties.

The amendments in this update are effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption.

 ASU No. 2011-03, Transfers and Servicing (Topic 860): Reconsideration of Effective Control for Repurchase Agreements (April 2011).

In April 2011, FASB issued ASU No. 2011-03 in order to improve the accounting for repurchase agreements (repos) and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity.  The transferor is deemed to have maintained effective control over the financial assets transferred (and thus must account for the transaction as a secured borrowing), for agreements that both entitle and obligate the transferor to repurchase or redeem the financial assets before their maturity, if all of the following conditions are met:

1)	The financial assts to be repurchased or redeemed are the same or substantially the same as those transferred.
2)	The agreement is to repurchase or redeem them before maturity, at a fixed or determinable price.
3)	The agreement is entered into contemporaneously with, or in contemplation of, the transfer.

The amendments in this update are effective for the first interim or annual period beginning on or after December 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption.

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

ASC Topic 350, Intangibles – Goodwill and Other.

In September 2010, FASB issued an update to specify that the carrying amount of a reporting unit should be calculated as the difference between total assets and total liabilities assigned to the reporting unit.  Further, the update requires Step 2 of the goodwill impairment test to be performed if the carrying amount of the reporting unit is zero or negative.  Also, there are qualitative factors, such as significant adverse change in legal factors or in the business climate, adverse action by a regulator, unanticipated competition, loss of key personnel, expectation that the unit will be sold, that may indicate that it is more likely than not that a goodwill impairment exists.

NOTE E – SEGMENT INFORMATION

The reportable segments are determined by the products and services offered, primarily distinguished between banking and data processing operations.  “Other” segment information includes the accounts of the holding company, Rurban, which provides management and operational services to its subsidiaries.  Information reported internally for performance assessment follows.

NOTE E — SEGMENT INFORMATION

As of and for the three months ended March 31, 2011
		Data		Total	Intersegment	Consolidated
Income statement information	Banking	Processing	Other	Segments	Elimination	Totals

Net interest income (expense)	$5,227,440	$(79,283)	$(314,855)	$4,833,302		$4,833,302

Non-interest income - external customers	1,939,032	912,319	11,475	2,862,826		2,862,826

Non-interest income - other segments	50,420	381,377	37,500	469,297	(469,297)	-

Total revenue	7,216,892	1,214,413	(265,880)	8,165,425	(469,297)	7,696,128

Non-interest expense	5,660,993	1,507,161	360,834	7,528,988	(469,297)	7,059,691

Significant non-cash items:
Depreciation and amortization	225,640	225,862	2,356	453,858	-	453,858
Provision for loan losses	498,840	-	-	498,840	-	498,840

Income tax expense (benefit)	226,235	(99,534)	(29)	126,672	-	126,672

Segment profit (loss)	$830,824	$(193,214)	$(626,685)	$10,925	$-	$10,925

Balance sheet information

Total assets	$648,875,357	$6,085,170	$5,227,705	$660,188,232	$(5,220,222)	$654,968,010

Goodwill and intangibles	$18,673,819	$447,931	$-	$19,121,750	$-	$19,121,750

Premises and equipment expenditures	$118,724	$-	$-	$118,724	$-	$118,724

NOTE E — SEGMENT INFORMATION

As of and for the three months ended March 31, 2010
		Data		Total	Intersegment	Consolidated
Income statement information	Banking	Processing	Other	Segments	Elimination	Totals

Net interest income (expense)	$5,340,699	$(61,403)	$(374,815)	$4,904,481		$4,904,481

Non-interest income - external customers	2,696,332	4,029,407	57,287	6,783,026		6,783,026

Non-interest income - other segments	25,072	369,810	273,454	668,336	(668,336)	-

Total revenue	8,062,103	4,337,814	(44,074)	12,355,843	(668,336)	11,687,507

Non-interest expense	6,060,473	5,669,252	730,309	12,460,034	(668,336)	11,791,698

Significant non-cash items:
Depreciation and amortization	258,522	1,148,162	15,864	1,422,548	-	1,422,548
Fixed asset & software impairment	-	568,535	-	568,535		568,535
Provision for loan losses	1,391,433	-	-	1,391,433	-	1,391,433

Income tax expense (benefit)	71,829	(452,689)	(266,826)	(647,686)	-	(647,686)

Segment profit (loss)	$538,368	$(878,749)	$(507,557)	$(847,938)	$-	$(847,938)

Balance sheet information

Total assets	$653,521,849	$22,796,993	$4,259,352	$680,578,194	$(6,774,597)	$673,803,597

Goodwill and intangibles	$19,312,167	$6,880,002	$-	$26,192,169	$-	$26,192,169

Premises and equipment expenditures	$132,861	$620,408	$-	$753,269	$-	$753,269

NOTE F – FAIR VALUE OF ASSETS AND LIABILITIES

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

Available-for-Sale Securities

The fair value of available-for-sale securities are determined by various valuation methodologies.  Level 1 securities include money market mutual funds.  Level 1 inputs included quoted prices in an active market. Level 2 securities include U.S. government agencies, mortgage-backed securities, and obligations of political and state subdivisions.  Level 2 inputs do not include quoted prices for individual securities in active markets; however, they do include inputs that are either directly or indirectly observable for the individual security being valued.  Such observable inputs include interest rates and yield curves at commonly quoted intervals, volatilities, prepayment speeds, credit risks and default rates.  Also included are inputs derived principally from or corroborated by observable market data by correlation or other means.

The following table presents the fair value measurements of assets measured at fair value on a recurring basis and the level within ASC 820 fair value hierarchy in which the fair value measurements fall at March 31, 2011 and December 31, 2010:

Fair Value Measurements Using:
Description	3/31/2011	(Level 1)	(Level 2)	(Level 3)
Available-for-Sale Securities:
U.S. Treasury and Government Agencies	$45,877,020	-	$45,877,020	-
Mortgage-backed securities	52,295,979	-	52,295,979	-
State and political subdivisions	31,961,437	-	31,961,437	-
Money Market Mutual Fund	895,193	895,193	-	-
Equity securities	23,000	-	23,000	-

Fair Value Measurements Using:
Description	Fair Values at 12/31/2010	(Level 1)	(Level 2)	(Level 3)
Available-for-Sale Securities:
U.S. Treasury and Government Agencies	$43,651,132	-	$43,651,132	-
Mortgage-backed securities	54,628,091	-	54,628,091	-
State and political subdivisions	32,297,779	-	32,297,779	-
Money Market Mutual Funds	2,162,055	2,162,055	-	-
Equity Securities	23,000	-	23,000	-

Level 1 – Quoted Prices in Active Markets for Identical Assets
Level 2 – Significant Other Observable Inputs
Level 3 – Significant Unobservable Inputs

Impaired Loans

Loans for which it is probable the Company will not collect all principal and interest due according to contractual terms are measured for impairment.  If the impaired loan is collateral dependent, then the fair value method of measuring the amount of impairment is utilized.  This method requires obtaining an independent appraisal of the collateral and applying a discount factor to the value based on the Company’s loan review policy.  All impaired loans held by the Company were collateral dependent at March 31, 2011 and December 31, 2010.

The following table presents the fair value measurements of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2011 and December 31, 2010:

Fair Value Measurements Using:
Description	Fair Values at 03/31/11	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$6,202,661	-	-	$6,202,661

Fair Value Measurements Using:
Description	Fair Values at 12/31/2010	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$6,709,231	-	-	$6,709,231
Mortgage Servicing Rights	$3,190,389	-	-	$3,190,389
Foreclosed Assets	$1,054,500	-	-	$1,054,500
Goodwill (RDSI)	$380,748	-	-	$380,748
Intangible (RDSI)	$107,000	-	-	$107,000

There were no changes in the inputs or methodologies used to determine fair value during the quarter ended March 31, 2011 as compared to the quarter ended December 31, 2010.

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

Loans

The estimated fair value for loans receivable, including loans held for sale, net, is based on estimates of the rate State Bank would charge for similar loans at March 31, 2011 and December 31, 2010, applied for the time period until the loans are assumed to re-price or be paid.

Deposits & Other Borrowings

Deposits include demand deposits, savings accounts, NOW accounts and certain money market deposits. The carrying amount approximates the fair value. The estimated fair value for fixed-maturity time deposits, as well as borrowings, is based on estimates of the rate State Bank could pay on similar instruments with similar terms and maturities at March 31, 2011 and December 31, 2010.

The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties.  The estimated fair value for other financial instruments and off-balance-sheet loan commitments approximate cost at March 31, 2011 and are not considered significant to this presentation.

	March 31, 2011
	Carrying	Fair
	Amount	Value

Financial assets
Cash and cash equivalents	$38,090,470	$38,090,000
Available-for-sale securities	131,052,629	131,053,000
Loans held for sale	5,423,901	5,423,901
Loans, net of allowance for loan losses	415,573,114	418,207,000
Federal Reserve and FHLB Bank stock	3,748,250	3,748,000
Accrued interest receivable	2,363,645	2,364,000

Financial liabilities
Deposits	$512,961,389	$515,780,000
Short-term borrowings	49,499,424	50,879,000
Notes payable	3,218,211	3,237,000
FHLB advances	16,679,942	17,051,000
Trust preferred securities	20,620,000	21,144,000
Accrued interest payable	2,195,926	2,196,000

	December 31, 2010
	Carrying	Fair
	Amount	Value

Financial assets
Cash and cash equivalents	$30,417,813	$30,418,000
Available-for-sale securities	$132,762,058	$132,762,000
Loans held for sale	$9,055,268	$9,055,268
Loans, net of allowance for loan losses	$420,829,017	$424,144,000
Federal Reserve and FHLB Bank stock	$3,748,250	$3,748,000
Interest receivable	$2,068,965	$2,069,000

Financial liabilities
Deposits	$515,677,742	$519,123,000
Short-term borrowings	$45,785,254	$47,515,000
Notes payable	$3,290,471	$3,276,000
Federal Home Loan Bank advances	$22,807,351	$23,243,000
Trust preferred securities	$20,620,000	$20,862,000
Interest payable	$1,971,587	$1,972,000

NOTE G - SECURITIES

The amortized cost and approximate fair value of securities were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Approximate
	Cost	Gains	Losses	Fair Value
Available-for-Sale Securities:
March 31, 2011:
U.S. Treasury and Government agencies	$45,887,517	$245,460	$(255,957)	$45,877,020
Mortgage-backed securities	51,478,216	1,265,205	(447,442)	52,295,979
State and political subdivisions	30,656,014	1,351,800	(46,377)	31,961,437
Money Market Mutual Fund	895,193	-	-	895,193
Equity securities	23,000	-	-	23,000

	$128,939,940	$2,862,465	$(749,776)	$131,052,629

		Gross	Gross
	Amortized	Unrealized	Unrealized	Approximate
	Cost	Gains	Losses	Fair Value
December 31, 2010:
U.S. Treasury and Government agencies	$43,572,741	$298,653	$(220,262)	$43,651,132
Mortgage-backed securities	53,652,288	1,395,036	(419,232)	54,628,092
State and political subdivisions	31,552,709	895,794	(150,724)	32,297,779
Money Market Mutual Fund	2,162,055	-	-	2,162,055
Equity securities	23,000	-	-	23,000

	$130,962,793	$2,589,483	$(790,218)	$132,762,058

The amortized cost and fair value of securities available for sale at March 31, 2011, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale
	Amortized	Fair
	Cost	Value

Within one year	$5,039,857	$5,063,043
Due after one year through five years	8,431,771	8,633,223
Due after five years through ten years	25,868,508	26,371,240
Due after ten years	37,203,395	37,770,951
	76,543,531	77,838,457

Mortgage-backed securities, equity securities and money market mutual funds	52,396,409	53,214,172

Totals	$128,939,940	$131,052,629

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was $57,880,009 at March 31, 2011 and $30,412,621 at December 31, 2010.  The securities delivered for repurchase agreements were $56,001,375 at March 31, 2011 and $58,621,708 at December 31, 2010.

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost.  Total fair value of these investments was $40,550,899 at March 31, 2011 and $40,399,444 at December 31, 2010, which was approximately 31 and 30 percent, respectively, of the Company’s available-for-sale investment portfolio at such dates.  Based on evaluation of available evidence, including recent changes in market interest rates, credit rating information and information obtained from regulatory filings, management believes the declines in fair value for these securities are temporary.  Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.

Securities with unrealized losses at March 31, 2011 and December 31, 2010 are as follows:

March 31, 2011	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-Sale Securities:
U.S. Treasury and Government agencies	$14,692,495	$(255,957)	$-	$-	$14,692,495	$(255,957)
Mortgage-backed securities	22,890,668	(440,875)	1,140,991	(6,567)	24,031,659	(447,442)
State and political subdivisions	1,002,109	(10,868)	824,636	(35,508)	1,826,745	(46,377)

	$38,585,272	$(707,700)	$1,965,627	$(42,075)	$40,550,899	$(749,776)

December 31, 2010	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-Sale Securities:
U.S. Treasury and Government agencies	$11,483,130	$(220,262)	$-	$-	$11,483,130	$(220,262)
Mortgage-backed securities	20,281,713	(319,935)	1,164,431	(99,297)	21,446,144	(419,232)
State and political subdivisions	7,120,710	(126,113)	349,460	(24,611)	7,470,170	(150,724)

	$38,885,553	$(666,310)	$1,513,891	$(123,908)	$40,399,444	$(790,218)

The total unrealized losses on the mortgage-backed securities portfolio, all of which are residential mortgage-backed securities, is derived mainly from three private label senior tranche CMO securities.  Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concern warrants such evaluation.  Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent of the Company to not sell the investment and whether it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost.  Management has determined there is no other-than-temporary-impairment on these CMO securities.

The total unrealized loss on the municipal security portfolio is due to the holding of several municipal securities, all with individually insignificant losses.

NOTE H: DEBT COVENANT

Pursuant to a loan covenant agreement between First Tennessee Bank, National Association (“FTB”), the Company, and the Company’s subsidiary bank, The State Bank and Trust Company, certain performance ratios must be maintained.  They include a minimum Tier 1 Capital ratio of 6 percent, a year-to-date ROA of 50 basis points and non-performing asset ratio (calculated as non-performing loans plus OREO divided by total loans plus OREO) of less than 2.25 percent.

As of March 31, 2011, the Company was in violation of debt covenants related to its line of credit with FTB because the non-performing loan ratio was 2.98 percent and the year-to-date ROA was 49 basis points.  In addition, RDSI’s entering into of a Consent Order with the Federal Reserve on March 9, 2011 also constituted a debt covenant violation.  The covenant violations could result in the note being called by FTB.  This note, which has an outstanding balance of $1.7 million, will mature on June 30, 2011.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Information

This Quarterly Report on Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains certain forward-looking statements that are provided to assist in the understanding of anticipated future financial performance. Forward-looking statements provide current expectations or forecasts of future events and are not guarantees of future performance. Examples of forward-looking statements include: (a) projections of income or expense, earnings per share, the payments or non-payments of dividends, capital structure and other financial items; (b) statements of plans and objectives of the Company or our management or Board of Directors, including those relating to products or services; (c) statements of future economic performance; and (d) statements of assumptions underlying such statements.  Words such as “anticipates,” “believes,” “plans,” “intends,” “expects,” “projects,” “estimates,” “should,” “may,” “would be,” “will allow,” “will likely result,” “will continue,” “will remain,” or other similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying those statements. Forward-looking statements are based on management’s expectations and are subject to a number of risks and uncertainties. Although management believes that the expectations reflected in such forward-looking statements are reasonable, actual results may differ materially from those expressed or implied in such statements. Risks and uncertainties that could cause actual results to differ materially include, without limitation, changes in interest rates, changes in the competitive environment, and changes in banking regulations or other regulatory or legislative requirements affecting bank holding companies. Additional detailed information concerning a number of important factors which could cause actual results to differ materially from the forward-looking statements contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations is available in the Company’s filings with the Securities and Exchange Commission, including the disclosure under the heading “Item 1A. Risk Factors” of Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, and in “Item 1A. Risk Factors” of Part II of this Quarterly Report on Form 10-Q. Undue reliance should not be placed on the forward-looking statements, which speak only as of the date hereof. Except as may be required by law, the Company undertakes no obligation to update any forward-looking statement to reflect unanticipated events or circumstances after the date on which the statement is made.

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

Recent Developments regarding RDSI

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

Critical Accounting Policies

Note 1 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 describes the significant accounting policies used in the development and presentation of the Company’s financial statements. The accounting and reporting policies of the Company are in accordance with accounting principles generally accepted in the United States and conform to general practices within the banking industry. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. The Company’s financial position and results of operations can be affected by these estimates and assumptions and are integral to the understanding of reported results. Critical accounting policies are those policies that management believes are the most important to the portrayal of the Company’s financial condition and results, and they require management to make estimates that are difficult, subjective, or complex.

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

Impact of Accounting Changes

None

Three Months Ended March 31, 2011 compared to Three Months Ended March 31, 2010

Net Income: Net income for the first quarter of 2011 was $11 thousand or $0.00 per diluted share, compared to a net loss of $848 thousand, or $(0.17) per diluted share, for the first quarter of 2010.  For the quarter, the Banking Group (consisting primarily of The State Bank and Trust Company), had net income of $831 thousand which is up 55 percent from the net income of $538 thousand from the year ago first quarter.  RDSI reported a net loss of $193 thousand compared to a net loss of $879 thousand from the year ago first quarter.

Asset Quality Review ($ in Thousands)	March 31, 2011	December 31, 2010	March 31, 2010
Net charge-offs	$621	$1,535	$2,346
Non-performing loans	$12,121	$12,283	$14,399
OREO / OAO	$924	$1,538	$1,616
Non-performing assets	$13,044	$13,822	$16,016
Non-performing assets / Total assets	1.99%	2.07%	2.38%
Allowance for loan losses / Total loans	1.56%	1.57%	1.37%
Allowance for loan losses / Non-performing loans	55.1%	54.7%	42.2%

Provision for Loan Losses: The first quarter provision for loan losses was $0.5 million compared to $1.8 million and $1.4 million, respectively, for the linked and year-ago quarters. The lower provision reflects the improving quality of State Bank’s loan portfolio and slower migration of problem credits to non-performing status, as well as a recovering economy. As of March 31, 2011, the allowance for loan losses stood at $6.6 million, or 1.56 percent of total loans (excluding loans held-for-sale), compared to 1.37 percent for the year-ago first quarter. The Company’s non-performing assets (“NPAs”) at March 31, 2011 were $13.0 million, down $3.0 million, or 18.6 percent, since March 31, 2010. During the recent first quarter, NPAs declined $0.78 million, or 5.6 percent, most notably from a $0.61 million reduction of foreclosed property, leaving only $0.92 million of OREO on the Company’s books at March 31, 2011. At the 2011 first quarter-end, non-performing assets were 1.99 percent of assets compared to 2.38 percent at March 31, 2010.

Consolidated Revenue: Total revenue, consisting of net interest income and noninterest income, was $7.7 million for the first quarter of 2011, a decline of $4.0 million, or 34.0 percent, from the $11.7 million generated during the 2010 first quarter. The majority of the $4.0 million decline in revenue year-over-year can be attributed to a $3.1 million drop in data service fees resulting from the loss of RDSI’s data processing business.

Net interest income was $4.8 million, a decline of $71 thousand, or 1.4 percent, from the $4.9 million reported in the year earlier quarter; a 2.2 percent decline in average earning assets was partially offset by a three basis point improvement in the net interest margin, to 3.61 percent.

Noninterest income was $2.9 million for the 2011 first quarter compared to $6.8 million for the prior year period. Excluding $0.53 million of nonrecurring investment gains and recoveries from the 2010 quarter, noninterest income from operations declined by $3.4 million, or 54.0 percent, from the year-ago quarter, primarily from the $3.1 million decline in data service fees. Excluding data service fees, which are contributed by Rurban’s data services subsidiary, the remaining noninterest income is generated by the Banking Group. For the first quarter of 2011, noninterest income from banking operations was $1.95 million, a decline of $0.25 million, or 11.2 percent, from the 2010 first quarter’s recurring noninterest banking income of $2.2 million.

Fee income from wealth management, customer service, and mortgage banking activity accounts for over ninety percent of noninterest income from banking operations.  Year over year, the modest growth in wealth management fee income has more than offset the modest decline in customer service fees.  Wealth management fees generated by Reliance Financial Services, a division of State Bank, were $0.70 million for the first quarter of 2011, up $52 thousand, or 8.2 percent, from the year-ago quarter; assets under management grew 4.8 percent over the past twelve months to $329 million.  Customer service fees of $0.58 million for the current quarter were virtually unchanged from the prior-year first quarter.

The recent surge in mortgage refinancing has provided Rurban with a sizable opportunity for diversification and growth of fee income. Following a record 2010 fourth quarter, origination activity moderated sharply in the first quarter of 2011; first quarter is traditionally the slowest quarter for real estate activity. State Bank originated $28.0 million of mortgage loans in the first quarter of 2011.  These first quarter 2011 originations and subsequent sales resulted in $0.43 million of gains, which compares to gains of $0.65 million for the first quarter of 2010. The 35.0 percent decline in gains from mortgage sales in 2011 reflect the combined impact of a 12.1 percent decline in mortgages sold and a 48 basis point, or 25.5 percent, decline in the first quarter 2011 spread to 1.40 percent, compared to the year-earlier quarter.  In addition to the gains from mortgage sales, the Company sold other loans that generated gains of $.04 million and $.07 million in the first quarter of 2011 and the fourth quarter of 2010 respectively.

Consolidated Noninterest Expense: Noninterest expense for the first quarter of 2011 was $7.1 million compared to $11.8 million in the prior-year first quarter.  Excluding nonrecurring expenses of $1.3 million in the 2010 quarter relating to software and equipment impairments and write-offs, operating expenses decreased by $3.4 million year-over-year.  The 84 FTE employee decline represents a workforce reduction of 27 percent during the course of the year, from 311 employees to 227 at March 31, 2011.  Compensation expense declined $1.57 million, or 30.8 percent from the year-earlier level, accounting for approximately half of the total savings. The majority of expense reductions were derived from the downsizing of RDSI, including 79 of the 84 FTE workforce reduction.  Savings at the Banking Group, by comparison, were concentrated in the area of credit improvement, primarily from reduced loan and OREO expense.  As a percent of average assets, noninterest expense from recurring operations was 4.3 percent for the first quarter of 2011, a nearly 300 basis point improvement compared to the year-ago quarter.

Income Taxes: Income taxes for the first quarter of 2011 were $127 thousand compared to a benefit of $648 thousand for the first quarter of 2010.  Due to the termination of several life insurance policies for prior executives, the Company generated a significant tax liability in the first quarter of 2011.  While this liability will be offset against the Company’s tax losses going forward, the accounting treatment requires a tax expense in the current year.  Absent this taxable item, the Company’s net income would have increased by over $200 thousand for the first quarter of 2011.

Changes in Financial Condition

Total assets at March 31, 2011 were $655.0 million, down $18.8 million, or 2.8 percent, since the 2010 March quarter-end, and a decline of $5.3 million since 2010 year-end.  Surplus liquidity from loan pay-downs was invested in higher-yielding marketable securities and used to reduce higher-cost time deposits and borrowings as they matured.  Rurban ended the first quarter 2011 with securities higher by $24.2 million, and loans lower by $29.0 million compared to the first quarter of 2010.

Total loans, net of unearned income, were $427.6 million as of March 31, 2011, down $29.0 million from the year ago first quarter, a decline of 6.3 percent, primarily from a lower level of 1-4 family mortgages. Over the course of the past twelve months, the composition of State Bank’s loan portfolio has been stable and well-diversified; real estate-related loans consistently have accounted for approximately 64 percent of outstandings. The diversity of State Bank’s loan portfolio also serves to mitigate the impact of real-estate risk commonly found in community banks; CRE loans account for 36.3 percent of outstandings while construction and development loans (“C&D”) represent only 4.1 percent of total loans.

Capital Resources

At March 31, 2011, actual capital levels (in millions) and minimum required levels were as follows:

	Actual		Minimum Required For Capital Adequacy Purposes		Minimum Required To Be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital (to risk weighted assets)
Consolidated	$49.1	11.4%	$34.6	8.0%	$-	N/A
State Bank	$51.3	12.0%	$34.3	8.0%	$42.8	10.0%

Both the Company and State Bank were categorized as well capitalized at March 31, 2011.

LIQUIDITY

Liquidity relates primarily to the Company’s ability to fund loan demand, meet deposit customers’ withdrawal requirements and provide for operating expenses.  Assets used to satisfy these needs consist of cash and due from banks, federal funds sold, interest-earning deposits in other financial institutions, securities available-for-sale and loans held for sale.  These assets are commonly referred to as liquid assets.  Liquid assets were $174.6 million at March 31, 2011 compared to $172.3 million at December 31, 2010.

The Company’s commercial real estate, multi-family and residential first mortgage portfolio of $264.2 million at March 31, 2011 and $262.7 million at December 31, 2010, which can and has been used to collateralize borrowings, is an additional source of liquidity.  Management believes the Company’s current liquidity level, without these borrowings, is sufficient to meet its liquidity needs.  At March 31, 2011, all eligible commercial real estate and first mortgage loans were pledged under an FHLB blanket lien.

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

As noted in Note H, the Company is in violation of several debt covenants related to its borrowing facility with First Tennessee Bank.   This facility is due to mature on June 30, 2011 and due to the covenant violations, First Tennessee Bank may demand full payment of the outstanding balance of $1.7 million. The Company intends to seek alternative financing arrangements if necessary.

The cash flow statements for the periods presented provide an indication of the Company’s sources and uses of cash, as well as an indication of the ability of the Company to maintain an adequate level of liquidity.  A discussion of the cash flow statements for the three months ended March 31, 2011 and 2010 follows.

The Company experienced positive cash flows from operating activities for the three months ended March 31, 2011 and for the three months ended March 31, 2010.  Net cash from operating activities was $4.8 million for the three months ended March 31, 2011 and $4.9 million for the three months ended March 31, 2010.  Highlights for the current quarter include $29.6 million in proceeds from the sale of loans, which is down $40.3 million from the prior year.  Originations of loans held for sale was a use of cash of $25.5 million, which is also down from the prior year, by over $39 million.

The Company experienced positive cash flows from investing activities for the three months ended March 31, 2011 and for the three months ended March 31, 2010. Net cash flow from investing activities was $8.1 million for the three months ended March 31, 2011 and $4.3 million for the three months ended March 31, 2010. Highlights for the current quarter include $4.0 million in purchases of available-for-sale securities, which is down $19.4 million from the prior year.  These cash payments were offset by $5.6 million in proceeds from maturities and sales of securities, which is also down $16.2 million from the prior year. During the quarter, the Company terminated several Life Insurance Policies on retired executives and realized a cash inflow of $1.3 million.  The Company experienced a $4.4 million positive change in loans, which is roughly flat to the $3.5 million from the prior year. Sales of foreclosed assets provided cash of $923 thousand for the three months ended March 31, 2011 and $2.7 million for the three months ended March 31, 2010.

The Company experienced negative cash flows from financing activities for the three months ended March 31, 2011 and positive cash flows from financing activities for the three months ended March 31, 2010. Net cash flow from financing activities was a negative $5.2 million for the three months ended March 31, 2011 and a positive $3.4 million for the three months ended March 31, 2010.   Highlights for the current quarter include a $2.3 million decrease in non time deposits for the three months ended March 31, 2011, which compares unfavorably with a $12.6 million increase in non time deposits for the three months ended March 31, 2010.  The Company used $6.1 million to repay FHLB advances during the three months ended March 31, 2011, which is higher that the $2.6 million used to repay FHLB advances during the three months ended March 31, 2010.

Off-Balance-Sheet Borrowing Arrangements:

Significant additional off-balance-sheet liquidity is available in the form of FHLB advances, unused federal funds lines from correspondent banks, and a line of credit with a regional bank.  Management expects the risk of changes in off-balance-sheet arrangements to be immaterial to earnings.

The Company’s commercial real estate, residential first and multi-family mortgage portfolios of $264.2 million have been pledged to meet FHLB collateralization requirements as of March 31, 2011.  Based on the current collateralization requirements of the FHLB, the Company had approximately $13.1 million of additional borrowing capacity at March 31, 2011. The Company also had $14.2 million in unpledged securities that may be used to pledge for additional borrowings.

At March 31, 2011, the Company had unused federal funds lines totaling $11.5 million, with a zero balance outstanding.  The Company also has a $5.0 million line of credit with a regional bank, with advances totaling $1.7 million at March 31, 2011.

The Company’s contractual obligations as of March 31, 2011 were comprised of long-term debt obligations, other debt obligations, operating lease obligations and other long-term liabilities.  Long-term debt obligations are comprised of FHLB Advances of $16.7 million.  Other debt obligations are comprised of Trust Preferred securities of $20.6 million and Notes Payable of $3.2 million.  The operating lease obligation is a lease on the RDSI-South building of $87,500 per year, the RDSI-North building of $162 thousand per year and the DCM-Lansing facility of $104,600 per year.  Total time deposits at March 31, 2011 were $214.5 million, of which $95.0 million matures beyond one year.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Management believes there has been no material change in the Company’s market risk from the information contained in the Company’s Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2010.

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

Changes in Internal Control Over Financial Reporting

During the Company’s fiscal quarter ended March 31, 2011, the Company took certain remedial steps to address the material weakness in the Company’s internal control over financial reporting, as disclosed in “Item 9A. Controls and Procedures” of Part II of the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 2010.

Other than these remedial steps, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended March 31, 2011, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

On January 18, 2011, the Company’s subsidiary, RDSI, filed a lawsuit against New Core Holdings, Inc. (“New Core”) in the Court of Common Pleas, Defiance County, Ohio (Case No. 11-CV-41125).  RDSI’s complaint alleges, among other things, that New Core breached its loan agreement, promissory notes, merger agreement and certain other agreements entered into between RDSI and New Core in connection with the previously planned merger of RDSI with New Core.  RDSI’s complaint seeks, among other things, recovery of an amount in excess of $3,260,000, plus costs and expenses, including attorneys’ fees, an order directing the release of certain software collateral, and a declaration that RDSI has no obligation to advance any additional loans or pay any additional funds to New Core.  New Core subsequently removed this lawsuit to the United States District Court for the Northern District of Ohio (Case No. 3:11cv366).  As of the date of this Quarterly Report on Form 10-Q, New Core had not yet filed any answer or other response to RDSI’s complaint.  At this time, the Company is unable to predict the likelihood of RDSI’s success on its claims, or the amount of any damages that may be awarded to RDSI or New Core in this lawsuit.

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

Item 1A. Risk Factors

There are certain risks and uncertainties in our business that could cause our actual results to differ materially from those anticipated.  A detailed discussion of our risk factors is included in “Item 1A. Risk Factors” of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.  The following information updates certain of our risk factors and should be read in conjunction with the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

RDSI may continue to experience net operating losses as a result of the loss of customers.

RDSI currently provides data processing services exclusively to State Bank, as RDSI has discontinued offering data processing services to other client banks.  However, RDSI continues to offer item processing and network services, and expects to maintain those primary businesses going forward.  The current customer base at RDSI is significantly lower than the prior year and RDSI anticipates normal levels of attrition going forward.  Should RDSI be unable to replace lost clients and expand its existing client base, revenue will decline and additional operating losses within that business segment are likely to occur.  In addition, the issuance of a Consent Order at RDSI increases the chances that existing, and potential new, clients may choose to not utilize RDSI for processing services.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of Common Shares

The Company did not have any repurchases of common shares during the three months ended March 31, 2011.

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

RURBAN FINANCIAL CORP.

Date: May 13, 2011	By
Mark A. Klein
President & Chief Executive Officer

By
Anthony V. Cosentino
Executive Vice President &
Chief Financial Officer