Form 10-Q
period 2011-06-30
RURBAN FINANCIAL CORP
filed 2011-08-15
CIK 767405

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
OR

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Shares, without par value	4,861,779 shares
(class)	(Outstanding at August 15, 2011)

RURBAN FINANCIAL CORP.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The interim condensed consolidated financial statements of Rurban Financial Corp. (“Rurban” or the “Company”) are unaudited; however, the information contained herein reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of financial condition and results of operations for the interim periods presented.  All adjustments reflected in these financial statements are of a normal recurring nature in accordance with Rule 10-01 of Regulation S-X.  Results of operations for the three and six months ended June 30, 2011 are not necessarily indicative of results for the complete year.

Rurban Financial Corp.
Condensed Consolidated Balance Sheets
June 30, 2011 and December 31, 2010

	June	December
	2011	2010
	(unaudited)
ASSETS
Cash and due from banks	$10,485,573	$30,417,813

Investment Securities:
Securities available for sale, at fair value	104,769,578	132,762,058
Non-marketable securities - FRB and FHLB Stock	3,748,250	3,748,250
Total investment securities	108,517,828	136,510,308
Loans held for sale	7,211,433	9,055,268
Loans, net of unearned income	437,550,602	427,544,414
Allowance for loan losses	(6,443,873)	(6,715,397)
Net Loans	431,106,729	420,829,017

Premises and equipment, net	14,359,437	14,622,541
Purchased software	874,954	1,021,036
Cash surrender value of life insurance	12,041,915	13,211,247
Goodwill	16,733,830	16,733,830
Core deposits and other intangibles	2,190,707	2,585,132
Foreclosed assets held for sale, net	2,056,046	1,538,307
Mortgage servicing rights	3,294,494	3,190,389
Accrued interest receivable	1,958,748	2,068,965
Other assets	7,229,610	8,503,832

Total assets	$618,061,304	$660,287,685

See notes to condensed consolidated financial statements (unaudited)

Note: The balance sheet at December 31, 2010 has been derived from the audited consolidated financial statements at that date

Rurban Financial Corp.
Condensed Consolidated Balance Sheets
June 30, 2011 and December 31, 2010

	June	December
	2011	2010
	(unaudited)
LIABILITIES AND EQUITY
Deposits
Non interest bearing demand	$59,650,822	$62,745,906
Interest bearing NOW	101,972,099	105,708,472
Savings	48,771,404	47,662,315
Money Market	72,822,730	84,635,537
Time Deposits	212,652,611	214,925,512
Total deposits	495,869,666	515,677,742

Notes payable	3,142,048	3,290,471
Advances from Federal Home Loan Bank	24,602,002	22,807,351
Fed Funds Purchased	2,000,000	-
Repurchase Agreements	19,866,731	45,785,254
Trust preferred securities	20,620,000	20,620,000
Accrued interest payable	2,391,743	1,971,587
Other liabilities	3,555,204	4,111,182
Total liabilities	572,047,394	614,263,587

Equity
Common stock	12,568,583	12,568,583
Additional paid-in capital	15,280,945	15,235,206
Retained earnings	19,589,825	18,802,106
Accumulated other comprehensive income (loss)	343,868	1,187,514
Treasury stock	(1,769,311)	(1,769,311)
Total Equity	46,013,910	46,024,098

Total liabilities and equity	$618,061,304	$660,287,685

See notes to condensed consolidated financial statements (unaudited)

Note: The balance sheet at December 31, 2010 has been derived from the audited consolidated financial statements at that date.

Rurban Financial Corp.
Condensed Consolidated Statements of Operations (Unaudited)
Three Months Ended

	June	June
	2011	2010
Interest income
Loans
Taxable	$6,170,234	$6,749,644
Nontaxable	14,930	17,381
Securities
Taxable	566,609	380,586
Nontaxable	301,556	382,889
Other	3	(31,261)
Total interest income	7,053,332	7,499,239

Interest expense
Deposits	1,010,170	1,285,833
Other borrowings	24,457	30,695
Repurchase Agreements	344,215	432,658
Federal Home Loan Bank advances	113,379	289,008
Trust preferred securities	347,713	403,024
Total interest expense	1,839,934	2,441,218

Net interest income	5,213,398	5,058,021

Provision for loan losses	898,440	6,498,710

Net interest income after provision
for loan losses	4,314,958	(1,440,689)

Noninterest income
Data service fees	1,303,658	2,608,769
Trust fees	669,161	590,697
Customer service fees	640,151	614,944
Gain on sale of mortgage loans and OMSR's	565,049	576,720
Mortgage loan servicing fees, net	(1,841)	(73,356)
Gain on sale of non-mortgage loans	37,644	32,328
Net realized gain (loss) on sales of securities	1,871,387	-
Investment securities recoveries	-	-
Loss on sale or disposal of assets	(160,453)	(1,429)
Other income	172,209	177,597
Total non-interest income	5,096,965	4,526,270

See notes to condensed consolidated financial statements (unaudited)

Rurban Financial Corp.
Condensed Consolidated Statements of Operations (Unaudited)
Three Months Ended

	June	June
	2011	2010
Noninterest expense
Salaries and employee benefits	3,573,103	4,902,735
Net occupancy expense	517,414	566,468
Equipment expense	717,826	2,385,561
FDIC Insurance expense	253,939	197,913
Software impairment expense	-	4,323,696
Data processing fees	191,801	229,478
Professional fees	576,752	561,209
Marketing expense	89,892	112,625
Printing and office supplies	118,516	97,326
Telephone and communication	143,366	339,341
Postage and delivery expense	258,621	456,430
State, local and other taxes	133,988	(156,595)
Employee expense	171,801	227,304
Other intangible amortization expense	197,212	200,134
OREO Impairment	-	215,000
Other expenses	1,454,047	1,246,419
Total non-interest expense	8,398,278	15,905,044

Income (loss) before income tax expense	1,013,645	(12,819,463)
Income tax expense (benefit)	236,852	(4,612,572)

Net income (loss)	$776,793	$(8,206,891)

Common share data:
Basic earnings (loss) per common share	$0.16	$(1.69)
Diluted earnings (loss) per common share	$0.16	$(1.69)

See notes to condensed consolidated financial statements (unaudited)

Rurban Financial Corp.
Condensed Consolidated Statements of Operations (Unaudited)
Six Months Ended

	June	June
	2011	2010
Interest income
Loans
Taxable	$12,022,601	$13,161,226
Nontaxable	26,424	36,296
Securities
Taxable	1,177,133	1,082,841
Nontaxable	637,525	701,952
Other	86	187
Total interest income	13,863,769	14,982,502

Interest expense
Deposits	2,059,563	2,660,124
Other borrowings	49,086	68,778
Repurchase Agreements	769,734	859,625
Federal Home Loan Bank advances	246,395	641,825
Trust preferred securities	692,291	789,648
Total interest expense	3,817,069	5,020,000

Net interest income	10,046,700	9,962,502

Provision for loan losses	1,397,280	7,890,143

Net interest income after provision
for loan losses	8,649,420	2,072,359

Noninterest income
Data service fees	2,215,912	6,638,175
Trust fees	1,364,482	1,233,483
Customer service fees	1,221,093	1,202,345
Gain on sale of mortgage loans and OMSR's	990,179	1,218,112
Mortgage loan servicing fees, net	139,611	31,990
Gain on sale of non-mortgage loans	80,423	107,949
Net realized gain (loss) on sales of securities	1,871,387	451,474
Investment securities recoveries	-	73,774
Loss on sale or disposal of assets	(260,662)	(30,081)
Other income	337,366	350,412
Total non-interest income	7,959,791	11,277,633

See notes to condensed consolidated financial statements (unaudited)

Rurban Financial Corp.
Condensed Consolidated Statements of Operations (Unaudited)
Six Months Ended

	June	June
	2011	2010
Noninterest expense
Salaries and employee benefits	7,103,209	10,006,275
Net occupancy expense	1,101,471	1,152,691
Equipment expense	1,428,877	4,550,662
FDIC Insurance expense	571,578	416,816
Software impairment expense	-	4,892,231
Data processing fees	335,545	424,264
Professional fees	1,050,288	1,204,019
Marketing expense	145,868	190,226
Printing and office supplies	194,664	258,428
Telephone and communication	300,006	725,547
Postage and delivery expense	602,930	1,026,863
State, local and other taxes	277,556	(35,556)
Employee expense	267,685	507,229
Other intangible amortization expense	394,424	400,268
OREO Impairment	-	215,000
Other expenses	1,683,868	1,730,116
Total non-interest expense	15,457,969	27,665,079

Income (loss) before income tax expense	1,151,242	(14,315,087)
Income tax expense (benefit)	363,524	(5,260,258)

Net income (loss)	$787,718	$(9,054,829)

Common share data:
Basic earnings (loss) per common share	$0.16	$(1.86)
Diluted earnings (loss) per common share	$0.16	$(1.86)

See notes to condensed consolidated financial statements (unaudited)

Rurban Financial Corp.
Condensed Consolidated Statements of Changes in
Stockholders’ Equity (Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010

Balance at beginning of period	$46,264,790	$60,854,543	$46,024,098	$61,707,655
Net Income (Loss)	776,793	(8,206,891)	787,718	(9,054,829)
Unrealized gains on securities
Unrealized holding gains arising during the year, net of
tax	184,610	604,066	391,470	853,239
Less: reclassification adjustment for gains realized in net
income, net of tax	1,235,115	0	1,235,115	297,974
Total comprehensive income (loss)	(273,712)	(7,602,825)	(55,927)	(8,499,564)

Share-based compensation	R22,832	(50,551)	45,739	(6,924)

Balance at end of period	$46,013,910	$53,201,167	$46,013,910	$53,201,167

See notes to condensed consolidated financial statements (unaudited)

Rurban Financial Corp.
Condensed Consolidated Statements of Cash Flows (Unaudited)
Six Months Ended

	June 30, 2011	June 30, 2010
Operating Activities
Net Income/(loss)	$787,718	$(9,054,829)
Items not requiring (providing) cash
Depreciation and amortization	899,010	2,492,871
Provision for loan losses	1,397,280	7,890,143
Expense of share-based compensation plan	45,739	(6,924)
Amortization of premiums and discounts on securities	841,328	653,169
Amortization of intangible assets	394,425	400,268
Amortization of mortgage servicing rights	164,608	41,222
Impairment of mortgage servicing rights	126,699	175,000
Deferred income taxes	434,607	(3,001,762)
Proceeds from sale of loans held for sale	69,018,705	117,528,701
Originations of loans held for sale	(66,104,268)	(110,994,772)
Gain from sale of mortgage loans	(990,179)	(1,218,112)
Gain from sale of non-mortgage loans	(80,423)	(107,949)
Gain on available for sale securities	(1,871,387)	(451,474)
Software and fixed asset impairment	-	4,892,231
OREO Impairment	-	215,000
Loss on sale of foreclosed assets	265,427	17,887
(Gain) / Loss on sale of fixed assets	(4,765)	12,194
Income from bank owned life insurance	(184,430)	(209,448)
Changes in
Interest receivable	110,217	(15,090)
Other assets	897,536	512,607
Interest payable and other liabilities	(135,822)	(2,109,314)

Net cash from operating activities	6,012,025	7,661,619

Investing Activities
Purchase of available-for-sale securities	(27,657,889)	(41,525,452)
Proceeds from maturities of available-for-sale securities	11,070,178	26,112,083
Proceeds from sales of available-for-sale-securities	44,331,997	9,995,724
Proceeds from bank owned life insurance	1,353,762	-
Net change in loans	(13,695,204)	4,371,388
Purchase of premises and equipment and software	(489,824)	(1,294,300)
Proceeds from sales of premises and equipment	4,765	504,468
Proceeds from sale of foreclosed assets	1,218,321	2,999,099

Net cash from investing activities	$16,136,106	$1,163,010

See notes to condensed consolidated financial statements (unaudited)

Rurban Financial Corp.
Condensed Consolidated Statements of Cash Flows (Unaudited) (continued)
Six Months Ended

	June 30, 2011	June 30, 2010
Financing Activities
Net (decrease) increase in demand deposits, money market,
interest checking and savings accounts	$(17,535,175)	$(2,984,828)
Net decrease in certificates of deposit	(2,272,901)	(6,494,567)
Net increase in securities sold under agreements to repurchase	(25,918,523)	(1,440,793)
Net increase in federal funds purchased	2,000,000	5,500,000
Proceeds from Federal Home Loan Bank advances	15,500,000	2,000,000
Repayment of Federal Home Loan Bank advances	(13,705,349)	(11,219,566)
Proceeds from notes payable	-	2,250,000
Repayment of notes payable	(148,423)	(980,920)

Net cash (used in) / from financing activities	(42,080,371)	(13,370,674)

Increase in Cash and Cash Equivalents	(19,932,240)	(4,546,045)

Cash and Cash Equivalents, Beginning of Year	30,417,813	24,824,785

Cash and Cash Equivalents, End of Period	$10,485,573	$20,278,740

Supplemental Cash Flows Information

Interest Paid	$3,396,913	$5,149,133

Transfer of loans to foreclosed assets	$2,020,212	$2,897,059

Sale and financing of foreclosed assets	$-	$2,249,532

See notes to condensed consolidated financial statements (unaudited)

RURBAN FINANCIAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A—BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q.  Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  The financial statements reflect all adjustments that are, in the opinion of management, necessary to fairly present the financial position, results of operations and cash flows of the Company.  Those adjustments consist only of normal recurring adjustments.  Results of operations for the three and six months ended June 30, 2011 are not necessarily indicative of results for the complete year.

The condensed consolidated balance sheet of the Company as of December 31, 2010 has been derived from the audited consolidated balance sheet of the Company as of that date.

For further information, refer to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

NOTE B—EARNINGS PER SHARE

Earnings per share (EPS) have been computed based on the weighted average number of shares outstanding during the periods presented. For the periods ended June 30, 2011 and 2010, share based awards totaling 324,951 and 404,213 common shares, respectively, were not considered in computing EPS as they were anti-dilutive. The number of shares used in the computation of basic and diluted earnings per share were:

	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010
Basic earnings per share	4,861,779	4,861,779	4,861,779	4,861,779
Diluted earnings per share	4,861,779	4,861,779	4,861,779	4,861,779

NOTE C – LOANS AND ALLOWANCE FOR LOAN LOSSES

The following table presents the Company’s loan categories at June 30, 2011 and December 31, 2010.

($'s in thousands)	June 30,	December 31,
	2011	2010
Construction & Development	$19,538	$16,177
Commercial real estate	162,632	152,508
Commercial & Industrial	70,741	69,510
Agricultural & Farmland	38,454	40,829
Residential real estate	93,468	96,257
Home Equity	38,950	38,681
Consumer, net of deferred fees	9,891	10,653
Other	3,877	2,929
Total loans	437,551	427,544

Residential Loans held for sale	7,211	9,055

Allowance for loan and lease losses	$(6,444)	$(6,715)

The following table presents the Company’s nonaccrual loans at June 30, 2011 and December 31, 2010.

($'s in thousands)	June 30,	December 31,
	2011	2010
Construction & Development	$-	$-
Commercial real estate	2,620	5,429
Commercial & Industrial	2,507	3,032
Agricultural & Farmland	87	-
Residential real estate	2,436	3,285
Home Equity	373	474
Consumer, net of deferred fees	50	64
Other	-	-
Total non-accrual loans	$8,073	$12,284

The following tables present the balance of the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method for both the three and six months ended as of June 30, 2011and the year ended as of December 31, 2010.

For the Six Months Ended		Commercial
June 30, 2011	Commercial	RE &		Residential	Home Equity
($'s in thousands)	& Industrial	Construction	Agricultural	Real Estate	& Consumer	Other	Unallocated	Total
Beginning balance	$1,723	$3,774	$16	$643	$401	$128	$30	$6,715
Charge Offs	(596)	(1,208)	-	(166)	(263)	1	-	(2,232)
Recoveries	414	16	2	114	18	(1)	-	563
Provision	(19)	862	9	303	271	$(29)	-	1,397
Ending Balance	$1,522	$3,444	$27	$894	$427	$99	$30	$6,444

Ending balance:
individually
evaluated for
impairment	$700	$813	$-	$226	$-	$-	$-	$1,739
Ending balance:
collectively
evaluated for
impairment	$822	$2,631	$27	$668	$427	$99	$30	$4,704
Loans:
Ending balance:
individually
evaluated for
impairment	$2,426	$3,187	$-	$1,216	$389	$-	$-	$7,218
Ending balance:
collectively
evaluated for
impairment	$68,315	$178,983	$38,454	$92,252	$48,452	$3,877	$-	$430,333

For the six months ended June 30, 2010, the beginning balance for the allowance for loan loss was $7.03 million.  During the six month period of 2010, the Company incurred charge-offs of $8.16 million, received recoveries of $0.24 million, and had provision for loan loss of $7.9 million, for an ending balance of $7.00 million.

For the Three Months Ended		Commercial
June 30, 2011	Commercial	RE &		Residential	Home Equity
($'s in thousands)	& Industrial	Construction	Agricultural	Real Estate	& Consumer	Other	Unallocated	Total
Beginning balance	$1,766	$3,322	$18	$926	$451	$108	$1	$6,593
Charge Offs	(387)	(1,108)	-	(63)	(63)	28	-	(1,593)
Recoveries	409	13	1	114	11	(3)	-	545
Provision	(266)	1,217	8	(83)	28	(34)	29	899
Ending Balance	$1,522	$3,444	$27	$894	$427	$99	$30	$6,444

Ending balance:
individually
evaluated for
impairment	$700	$813	$-	$226	$-	$-	$-	$1,739
Ending balance:
collectively
evaluated for
impairment	$822	$2,631	$27	$668	$427	$99	$30	$4,705
Loans:
Ending balance:
individually
evaluated for
impairment	$2,426	$3,187	$-	$1,216	$389	$-	$-	$7,218
Ending balance:
collectively
evaluated for
impairment	$68,315	$178,983	$38,454	$92,252	$48,452	$3,877	$-	$430,333

For the three months ended June 30, 2010, the beginning balance for the allowance for loan loss was $6.08 million.  During the three month period of 2010, the Company incurred charge-offs of $5.68 million, received recoveries of $0.11 million, and had provision for loan loss of $6.50 million, for an ending balance of $7.00 million.

		Commercial
December 31, 2010	Commercial	RE &		Residential	Home Equity
($'s in thousands)	& Industrial	Construction	Agricultural	Real Estate	& Consumer	Other	Unallocated	Total
Beginning balance	$2,604	$3,210	$92	$715	$255	$154	$-	$7,030
Charge Offs	(4,739)	(4,748)	-	(1,210)	(542)	(95)	-	(11,334)
Recoveries	182	171	11	53	-	14	-	431
Provision	3,676	5,141	(87)	1,085	688	55	30	10,588
Ending Balance	$1,723	$3,774	$16	$643	$401	$128	$30	$6,715

Ending balance:
individually
evaluated for
impairment	$684	$1,187	$-	$-	$-	$-	$-	$1,871
Ending balance:
collectively
evaluated for
impairment	$1,039	$2,587	$16	$643	$401	$128	$30	$4,844
Loans:
Ending balance:
individually
evaluated for
impairment	$2,874	$5,946	$-	$616	$43	$-	$-	$9,479
Ending balance:
collectively
evaluated for
impairment	$66,636	$162,739	$40,829	$95,641	$49,291	$2,929	$-	$418,065

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

5.
Four Monitored (4m) = Monitored Pass Credits - Risk is increasing.  Borrowers in this category may be characterized by an increasing amount of risk due to one or more of the following characteristics listed below.  Additionally, these borrowers require a higher than normal amount of monitoring by the relationship manager and bank management.  Borrowers who are placed in this category may also demonstrate the potential for an upgrade in the next 12 months given improvement in one or more of the factors listed below:

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

The following tables present the credit risk profile of the Company’s loan portfolio based on rating category as of June 30, 2011 and December 31, 2010 (dollars in thousands).

June 30, 2011	Commercial	Comm. RE	Agricultural	Residential	Home Equity
Loan Grade	& Industrial	& Construction	& Farmland	Real Estate	& Consumer	Other	Total
1-2	$643	$429	$173	$1,636	$116	$3	$3,000
3	23,024	62,874	14,037	73,144	45,454	1,381	219,914
4	42,441	106,691	24,101	13,068	2,629	2,493	191,423
Total Pass	66,108	169,994	38,311	87,848	48,199	3,877	414,337

Special Mention	479	6,234	5	1,092	289	-	8,099
Substandard	1,907	3,333	51	1,584	130	-	7,005
Doubtful	2,247	2,609	87	2,944	223	-	8,110
Loss	-	-	-	-	-	-	-
Total	$70,741	$182,170	$38,454	$93,468	$48,841	$3,877	$437,551

December 31, 2010	Commercial	Comm. RE	Agricultural	Residential	Home Equity
Loan Grade	& Industrial	& Construction	& Farmland	Real Estate	& Consumer	Other	Total
1-2	$863	$690	$180	$1,837	$107	$-	$3,677
3	24,020	61,050	15,968	75,405	46,019	1,221	223,683
4	38,195	91,755	24,186	11,527	2,299	1,708	169,670
Total Pass	63,078	153,495	40,334	88,769	48,425	2,929	397,030

Special Mention	1,021	7,141	6	2,568	204	-	10,940
Substandard	2,739	3,076	489	2,797	411	-	9,512
Doubtful	2,672	4,973	-	2,123	294	-	10,062
Loss	-	-	-	-	-	-	-
Total	$69,510	$168,685	$40,829	$96,257	$49,334	$2,929	$427,544

The following tables present the Company’s loan portfolio aging analysis as of June 30, 2011 and December 31, 2010 (dollars in thousands).

	30-59 Days	60-89 Days	Greater Than	Total Past		Total Loans
June 30, 2011	Past Due	Past Due	90 Days	Due	Current	Receivable
Commercial & Industrial	$50	$-	$2,426	$2,476	$68,265	$70,741
Commercial RE & Construction	-	-	3,061	3,061	179,109	182,170
Agricultural & Farmland	72	-	87	159	38,295	38,454
Residential Real Estate	827	29	836	1,692	91,776	93,468
Home Equity & Consumer	172	219	399	790	48,051	48,841
Other	-	-	-	-	3,877	3,877
Loans	1,121	248	6,809	8,178	429,373	437,551
Loans held for Sale	-	-	-	-	7,211	7,211

Total	$1,121	$248	$6,809	$8,178	$436,583	$444,761

	30-59 Days	60-89 Days	Greater Than	Total Past		Total Loans
December 31, 2010	Past Due	Past Due	90 Days	Due	Current	Receivable

Commercial & Industrial	$242	$73	$2,744	$3,059	$66,451	$69,510
Commercial RE & Construction	148	10	5,617	5,775	162,910	168,685
Agricultural & Farmland	-	88	-	88	40,741	40,829
Residential Real Estate	427	372	1,584	2,383	93,874	96,257
Home Equity & Consumer	255	25	547	827	48,507	49,334
Other	-	-	-	-	2,929	2,929
Loans	1,072	568	10,492	12,132	415,412	427,544
Loans held for Sale	-	-	-	-	9,055	9,055

Total	$1,072	$568	$10,492	$12,132	$424,466	$436,598

There were no loans greater than 90 days past due still accruing interest at June 30, 2011 and December 31, 2010.

The following tables present impaired loan activity for the three and six months ended June 30, 2011 and for the year ended December 31, 2010.

Six Months Ended		Unpaid
June 30, 2011	Recorded	Principal	Related
($'s in thousands)	Investment	Balance	Allowance
With no related allowance recorded:
Commercial & Industrial	$189	$539	$-
Commercial Real Estate	627	1,544	-
Agricultural & Farmland	-	-	-
Residential Real Estate	483	492	-
Home Equity & Consumer	43	43	-
All Impaired Loans < $100,000	1,016	1,016	-
With a specific allowance recorded:
Commercial & Industrial	2,237	4,074	730
Commercial Real Estate	2,560	3,328	779
Agricultural & Farmland	-	-	-
Residential Real Estate	733	938	80
Home Equity & Consumer	346	354	151
All Impaired Loans < $100,000	-	-	-
Totals:
Commercial & Industrial	$2,426	$4,613	$730
Commercial Real Estate	$3,187	$4,872	$779
Agricultural & Farmland	$-	$-	$-
Residential Real Estate	$1,216	$1,430	$80
Home Equity & Consumer	$389	$397	$151
All Impaired Loans < $100,000	1,016	1,016	-

	Six Months Ended		Three Months Ended
	Average	Interest	Average	Interest
June 30, 2011	Recorded	Income	Recorded	Income
($'s in thousands)	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
Commercial & Industrial	$210	$-	$210	$-
Commercial RE & Construction	993	-	961	-
Agricultural & Farmland	-	-	-	-
Residential Real Estate	532	14	531	6
Home Equity & Consumer	43	-	43	-
All Impaired Loans < $100,000	1,016	-	1,016	-
With a specific allowance recorded:
Commercial & Industrial	2,663	(2)	2,664	2
Commercial RE & Construction	3,188	2	3,192	12
Agricultural & Farmland	-	-	-	-
Residential Real Estate	1,189	18	1,188	9
Home Equity & Consumer	133	4	131	2
All Impaired Loans < $100,000	-	-	-	-
Totals:
Commercial & Industrial	$2,873	$(2)	$2,874	$2
Commercial RE & Construction	$4,181	$2	$4,153	$12
Agricultural & Farmland	$-	$-	$-	$-
Residential Real Estate	$1,721	$32	$1,719	$15
Home Equity & Consumer	$176	$4	$174	$2
All Impaired Loans < $100,000	$1,016	$-	$1,016	$-

		Unpaid		Average	Interest
December 31, 2010	Recorded	Principal	Related	Recorded	Income
($'s in thousands)	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Commercial & Industrial	$436	$786	$-	$2,075	$4
Commercial RE & Construction	2,744	4,040	-	4,195	52
Agricultural & Farmland	-	-	-	-	10
Residential Real Estate	616	741	-	1,045	2
Home Equity & Consumer	43	43	-	72	-
All Impaired Loans < $100,000	1,062	1,062	-	1,062	-
With a specific allowance recorded:
Commercial & Industrial	2,438	3,938	684	2,147	(48)
Commercial RE & Construction	3,202	3,202	1,187	3,147	44
Agricultural & Farmland	-	-	-	-	-
Residential Real Estate	-	-	-	-	-
Home Equity & Consumer	-	-	-	-	-
All Impaired Loans < $100,000	-	-	-	-	-
Totals:
Commercial & Industrial	$2,874	$4,724	$684	$4,222	$(44)
Commercial RE & Construction	$5,946	$7,242	$1,187	$7,342	$96
Agricultural & Farmland	$-	$-	$-	$-	$10
Residential Real Estate	$616	$741	$-	$1,045	$2
Home Equity & Consumer	$43	$43	$-	$72	$-
All Impaired Loans < $100,000	$1,062	$1,062	$-	$1,062	$-

A loan is considered impaired, in accordance with the impairment accounting guidance (ASC 310-10-35-16), when based on current information and events, it is probable State Bank will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan.  Impaired loans include non-performing loans but also include loans modified and reclassified as troubled debt restructurings where concessions have been granted to borrowers experiencing financial difficulties.  These concessions could include a reduction in the interest rate on the loan, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection.

The following table details all loans that have been modified from their original terms and are designated as Troubled Debt Restructurings.  These loans are considered impaired.

Impaired Troubled Debt Restructurings	June 30,	Dec. 31,	June 30,
($ in thousands)	2011	2010	2010
Commercial & Industrial	1,908	1,907	2,827
Commercial Real Estate	138	190	1,850
Agricultural & Farmland	-	-	-
Residential Real Estate	236	399	211
Home Equity & Consumer	-	-	23
Other	-	-	-
Total	2,282	2,496	4,911

The following table details all loans that have been modified from their original terms and are restructured.  These loans are not considered impaired and are performing according to their modified terms.

Performing Restructured Loans
($ in thousands)	June 30, 2011	Dec. 31, 2010	June 30, 2010
Commercial & Industrial	-	-	-
Commercial Real Estate	547	581	592
Agricultural & Farmland	5	6	7
Residential Real Estate	683	452	697
Home Equity & Consumer	50	68	48
Other	-	-	-
Total	1,285	1,107	1,344

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

As of and for the three months ended June 30, 2011		Data		Total	Intersegment	Consolidated
Income statement information	Banking	Processing	Other	Segments	Elimination	Totals
Net interest income (expense)	$5,608,358	$(77,264)	$(317,695)	$5,213,399		$5,213,399

Non-interest income - external
customers	3,781,208	1,308,358	7,398	5,096,964		5,096,964

Non-interest income - other segments	49,178	340,121	37,500	426,799	(426,799)	-

Total revenue	9,438,744	1,571,215	(272,797)	10,737,162	(426,799)	10,310,363

Non-interest expense	6,971,843	1,356,315	496,919	8,825,077	(426,799)	8,398,278

Significant non-cash items:
Depreciation and amortization	219,534	223,416	2,202	445,152	-	445,152
Provision for loan losses	898,440	-	-	898,440	-	898,440

Income tax expense (benefit)	409,819	73,066	(246,033)	236,852	-	236,852

Segment profit (loss)	$1,158,642	$141,834	$(523,683)	$776,793	$-	$776,793

Balance sheet information

Total assets	$611,962,837	$5,464,930	$5,534,262	$622,962,029	$(4,900,725)	$618,061,304

Goodwill and intangibles	$18,516,422	$408,115	$-	$18,924,537	$-	$18,924,537

Premises and equipment expenditures	$371,100	$-	$-	$371,100	$-	$371,100

As of and for the three months ended June 30, 2010		Data		Total	Intersegment	Consolidated
Income statement information	Banking	Processing	Other	Segments	Elimination	Totals

Net interest income (expense)	$5,639,927	$(210,558)	$(371,348)	$5,058,021		$5,058,021

Non-interest income - external
customers	2,081,469	2,608,768	20,591	4,710,828		4,710,828

Non-interest income - other segments	24,738	226,343	155,319	406,400	(406,400)	-

Total revenue	7,746,134	2,624,553	(195,438)	10,175,249	(406,400)	9,768,849

Non-interest expense	6,641,773	9,576,293	277,936	16,496,002	(406,400)	16,089,602

Significant non-cash items:
Depreciation and amortization	247,925	848,212	15,648	1,111,785	-	1,111,785
Fixed asset & software impairment	-	4,323,696	-	4,323,696		4,323,696
Provision for loan losses	3,498,710	3,000,000	-	6,498,710	-	6,498,710

Income tax expense (benefit)	(914,787)	(3,505,992)	(191,793)	(4,612,572)	-	(4,612,572)

Segment profit (loss)	$(1,479,562)	$(6,445,748)	$(281,581)	$(8,206,891)	$-	$(8,206,891)

Balance sheet information

Total assets	$634,047,112	$13,063,769	$5,456,742	$652,567,623	$(6,220,712)	$646,346,911

Goodwill and intangibles	$19,151,849	$6,840,186	$-	$25,992,035	$-	$25,992,035

Premises and equipment expenditures	$25,688	$515,342	$-	$541,030	$-	$541,030

As of and for the six months ended June 30, 2011		Data		Total	Intersegment	Consolidated
Income statement information	Banking	Processing	Other	Segments	Elimination	Totals
Net interest income (expense)	$10,835,797	$(156,547)	$(632,550)	$10,046,700		$10,046,700

Non-interest income - external
customers	5,720,241	2,220,677	18,873	7,959,791		7,959,791

Non-interest income - other segments	99,598	721,498	75,000	896,096	(896,096)	-

Total revenue	16,655,636	2,785,628	(538,677)	18,902,587	(896,096)	18,006,491

Non-interest expense	12,632,836	2,863,476	857,753	16,354,065	(896,096)	15,457,969

Significant non-cash items:
Depreciation and amortization	445,174	449,278	4,558	899,010	-	899,010
Provision for loan losses	1,397,280	-	-	1,397,280	-	1,397,280

Income tax expense (benefit)	636,054	(26,468)	(246,062)	363,524	-	363,524

Segment profit (loss)	$1,989,466	$(51,380)	$(1,150,368)	$787,718	$-	$787,718

Balance sheet information

Total assets	$611,962,837	$5,464,930	$5,534,262	$622,962,029	$(4,900,725)	$618,061,304

Goodwill and intangibles	$18,516,422	$408,115	$-	$18,924,537	$-	$18,924,537

Premises and equipment expenditures	$489,824	$-	$-	$489,824	$-	$489,824

As of and for the six months ended June 30, 2010		Data		Total	Intersegment	Consolidated
Income statement information	Banking	Processing	Other	Segments	Elimination	Totals

Net interest income (expense)	$10,980,625	$(271,961)	$(746,162)	$9,962,502		$9,962,502

Non-interest income - external
customers	4,777,802	6,638,175	77,877	11,493,854		11,493,854

Non-interest income - other segments	49,810	596,153	428,773	1,074,736	(1,074,736)	-

Total revenue	15,808,237	6,962,367	(239,512)	22,531,092	(1,074,736)	21,456,356

Non-interest expense	12,702,246	15,245,545	1,008,245	28,956,036	(1,074,736)	27,881,300

Significant non-cash items:
Depreciation and amortization	506,447	1,954,912	31,512	2,492,871	-	2,492,871
Fixed asset & software impairment	-	4,892,231	-	4,892,231		4,892,231
Provision for loan losses	4,890,143	3,000,000	-	7,890,143	-	7,890,143

Income tax expense (benefit)	(842,958)	(3,958,681)	(458,619)	(5,260,258)	-	(5,260,258)

Segment profit (loss)	$(941,194)	$(7,324,497)	$(789,138)	$(9,054,829)	$-	$(9,054,829)

Balance sheet information

Total assets	$634,047,112	$13,063,769	$5,456,742	$652,567,623	$(6,220,712)	$646,346,911

Goodwill and intangibles	$19,151,849	$6,840,186	$-	$25,992,035	$-	$25,992,035

Premises and equipment expenditures	$158,550	$1,135,750	$-	$1,294,300	$-	$1,294,300

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

The following table presents the fair value measurements of assets measured at fair value on a recurring basis and the level within ASC 820 fair value hierarchy in which the fair value measurements fall at June 30, 2011 and December 31, 2010:

	Fair Value Measurements Using:
Description	6/30/2011	(Level 1)	(Level 2)	(Level 3)
Available-for-Sale Securities:
U.S. Treasury and Government
Agencies	$31,446,360	-	$31,446,360	-
Mortgage-backed securities	54,929,968	-	54,929,968	-
State and political subdivisions	17,266,072	-	17,266,072	-
Money Market Mutual Fund	1,104,178	1,104,178	-	-
Equity securities	23,000	-	23,000	-

	Fair Value Measurements Using:
	Fair Values at
Description	12/31/2010	(Level 1)	(Level 2)	(Level 3)
Available-for-Sale Securities:
U.S. Treasury and Government
Agencies	$43,651,132	-	$43,651,132	-
Mortgage-backed securities	54,628,092	-	54,628,092	-
State and political subdivisions	32,297,779	-	32,297,779	-
Money Market Mutual Funds	2,162,055	2,162,055	-	-
Equity Securities	23,000	-	23,000	-

Level 1 – Quoted Prices in Active Markets for Identical Assets
Level 2 – Significant Other Observable Inputs
Level 3 – Significant Unobservable Inputs

Impaired Loans

Loans for which it is probable the Company will not collect all principal and interest due according to contractual terms are measured for impairment.  If the impaired loan is collateral dependent, then the fair value method of measuring the amount of impairment is utilized.  This method requires obtaining an independent appraisal of the collateral and applying a discount factor to the value based on the Company’s loan review policy.  All impaired loans held by the Company were collateral dependent at June 30, 2011 and December 31, 2010.

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

The following table presents the fair value measurements of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2011 and December 31, 2010:

	Fair Value Measurements Using:
	Fair Values at
Description	06/30/11	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$4,742,584	-	-	$4,742,584
Mortgage Servicing Rights	$3,294,494	-	-	$3,294,494

	Fair Value Measurements Using:
	Fair Values at
Description	12/31/2010	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$6,709,231	-	-	$6,709,231
Mortgage Servicing Rights	$3,190,389	-	-	$3,190,389
Foreclosed Assets	$1,054,500	-	-	$1,054,500
Goodwill (RDSI)	$380,748	-	-	$380,748
Intangible (RDSI)	$107,000	-	-	$107,000

There were no changes in the inputs or methodologies used to determine fair value during the quarter ended June 30, 2011 as compared to the quarter ended December 31, 2010.

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

Loans

The estimated fair value for loans receivable, including loans held for sale, net, is based on estimates of the rate State Bank would charge for similar loans at June 30, 2011 and December 31, 2010, applied for the time period until the loans are assumed to re-price or be paid.

Deposits & Other Borrowings

Deposits include demand deposits, savings accounts, NOW accounts and certain money market deposits. The carrying amount approximates the fair value. The estimated fair value for fixed-maturity time deposits, as well as borrowings, is based on estimates of the rate State Bank could pay on similar instruments with similar terms and maturities at June 30, 2011 and December 31, 2010.

The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties.  The estimated fair value for other financial instruments and off-balance-sheet loan commitments approximate cost at June 30, 2011 and are not considered significant to this presentation.

	June 30, 2011
	Carrying	Fair
	Amount	Value
Financial assets
Cash and cash equivalents	$10,485,573	$10,486,000
Available-for-sale securities	104,769,578	104,770,000
Loans held for sale	7,211,433	7,316,000
Loans, net of allowance for loan losses	431,106,729	433,586,057
Federal Reserve and FHLB Bank stock	3,748,250	3,748,000
Accrued interest receivable	1,958,748	1,959,000

Financial liabilities
Deposits	$495,869,666	$498,328,000
Fed Funds Borrowed	2,000,000	2,000,000
Short-term borrowings	19,866,731	22,098,000
Notes payable	3,142,048	3,157,000
FHLB advances	24,602,002	24,865,000
Trust preferred securities	20,620,000	20,367,000
Accrued interest payable	2,391,743	2,392,000

	December 31, 2010
	Carrying	Fair
	Amount	Value

Financial assets
Cash and cash equivalents	$30,417,813	$30,418,000
Available-for-sale securities	132,762,058	132,762,000
Loans held for sale	9,055,268	9,055,000
Loans, net of allowance for loan losses	420,829,017	424,144,000
Federal Reserve and FHLB Bank stock, at cost	3,748,250	3,748,000
Interest receivable	2,068,965	2,069,000

Financial liabilities
Deposits	$515,677,742	$519,123,000
Short-term borrowings	45,785,254	47,515,000
Notes payable	3,290,471	3,276,000
Federal Home Loan Bank advances	22,807,351	23,243,000
Trust preferred securities	20,620,000	20,862,000
Interest payable	1,971,587	1,972,000

NOTE G - SECURITIES

The amortized cost and approximate fair value of securities were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Approximate
	Cost	Gains	Losses	Fair Value
Available-for-Sale Securities:
June 30, 2011:
U.S. Treasury and
Government agencies	$31,375,763	$158,210	$(87,613)	$31,446,360
Mortgage-backed securities	54,962,142	236,463	(268,637)	54,929,968
State and political subdivisions	16,783,482	492,618	(10,028)	17,266,072
Money Market Mutual Fund	1,104,178	-	-	1,104,178
Equity securities	23,000	-	-	23,000

	$104,248,565	$887,291	$(366,278)	$104,769,578

		Gross	Gross
	Amortized	Unrealized	Unrealized	Approximate
	Cost	Gains	Losses	Fair Value
December 31, 2010:
U.S. Treasury and
Government agencies	$43,572,741	$298,653	$(220,262)	$43,651,132
Mortgage-backed securities	53,652,288	1,395,036	(419,232)	54,628,092
State and political subdivisions	31,552,709	895,794	(150,724)	32,297,779
Money Market Mutual Fund	2,162,055	-	-	2,162,055
Equity securities	23,000	-	-	23,000

	$130,962,793	$2,589,483	$(790,218)	$132,762,058

During the second quarter of 2011, the Company realized gains from the sale of securities totaling $1,871,387.  These gains were part of a balance sheet restructuring.  The executions of these trades were made with the assistance of an independent broker and were executed with market pricing.  The broker utilized for the trades was approved by the Company’s Board of Directors.

The amortized cost and fair value of securities available for sale at June 30, 2011, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale
	Amortized	Fair
	Cost	Value

Within one year	$1,039,689	$1,050,347
Due after one year through five years	4,054,653	4,158,855
Due after five years through ten years	16,654,759	16,762,746
Due after ten years	26,410,144	26,740,484
	48,159,245	48,712,432

Mortgage-backed securities, equity securities and money market mutual funds	56,089,320	56,057,146

Totals	$104,248,565	$104,769,578

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was $53,424,306 at June 30, 2011 and $30,412,621 at December 31, 2010.  The securities delivered for repurchase agreements were $23,198,900 at June 30, 2011 and $58,621,708 at December 31, 2010.

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost.  Total fair value of these investments was $42,717,595 at June 30, 2011 and $40,399,444 at December 31, 2010, which was approximately 41 and 30 percent, respectively, of the Company’s available-for-sale investment portfolio at such dates.  Based on evaluation of available evidence, including recent changes in market interest rates, credit rating information and information obtained from regulatory filings, management believes the declines in fair value for these securities are temporary.  Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.

Securities with unrealized losses at June 30, 2011 and December 31, 2010 were as follows:

June 30, 2011	Less than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Available-for-Sale
Securities:
U.S. Treasury and
Government agencies	$5,460,835	$(87,613)	$-	$-	$5,460,835	$(87,613)
Mortgage-backed
securities	35,086,546	(245,680)	1,011,071	(22,957)	36,097,617	(268,637)
State and political
subdivisions	1,159,143	(10,028)	-	-	1,159,143	(10,028)
	$41,706,524	$(343,321)	$1,011,071	$(22,957)	$42,717,595	$(366,278)

December 31, 2010	Less than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Available-for-Sale
Securities:
U.S. Treasury and
Government agencies	$11,483,130	$(220,262)	$-	$-	$11,483,130	$(220,262)
Mortgage-backed
securities	20,281,713	(319,935)	1,164,431	(99,297)	21,446,144	(419,232)
State and political
subdivisions	7,120,710	(126,113)	349,460	(24,611)	7,470,170	(150,724)
	$38,885,553	$(666,310)	$1,513,891	$(123,908)	$40,399,444	$(790,218)

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

The total unrealized loss on the municipal security portfolio is due to the holding of several municipal securities, all with individually insignificant losses.  During the quarter ended June 30, 2011, the number of municipal securities held by the Company was reduced significantly.

NOTE H: DEBT COVENANT

Pursuant to a loan covenant agreement between First Tennessee Bank, National Association (“FTB”), the Company, and the Company’s subsidiary bank, The State Bank and Trust Company, certain financial ratios must be maintained.  They include a minimum Tier 1 Capital ratio of 6 percent, a year-to-date ROA of 50 basis points and non-performing asset ratio (calculated as non-performing loans plus OREO divided by total loans plus OREO) of less than 2.25 percent.

As of June 30, 2011, the Company was in compliance with all debt covenants of a financial nature related to its line of credit with FTB. The non-performing loan ratio was 2.22 percent, the year-to-date ROA was 62 basis points and the Tier 1 Capital Ratio was 7.54 percent.  In addition to the financial covenants, the loan agreement establishes the issuance of a regulatory order as an additional debt covenant violation.  Due to RDSI entering into a Consent Order with the Federal Reserve on March 9, 2011, the company has violated a debt covenant.  This covenant violation could result in the note being called by FTB.  This note, which has an outstanding balance of $1.7 million, matured on June 30, 2011.  The Company and FTB entered into an extension of the note with a new maturity date of October 31, 2011.

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

Balance Sheet Restructuring

In a series of transactions completed during June of 2011, the Company completed a balance sheet restructuring.  The restructuring involved selling $43 million of investment securities with a weighted average yield of 3.97 percent, recognizing a gain on sale totaling $1.9 million.  The proceeds from the transaction were applied to the pay down of $32 million in borrowings with a weighted average rate of 4.64 percent.  The prepayment penalty for the pay down of $30 million in repos and $2 million in FHLB advances was $1.1 million.  As a result of these and other activities during the course of the three months ended June 30, 2011, cash and investment securities declined by $53.9 million, from $172.9 million at March 31, 2011 to $119.0 million at June 30, 2011.  The balance sheet restructuring reduced the Bank’s balance sheet by $36.9 million of assets, or 5.6 percent.  This reduction in asset size has had a positive impact on the majority of capital ratio’s as well as tangible equity to assets, which improved by 25 basis points.

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

Impact of Accounting Changes

None

Six Months Ended June 30, 2011 compared to Six Months Ended June 30, 2010

Net Income: For the first six months of 2011, Rurban reported net income of $788 thousand, or $0.16 per diluted share, compared to a net loss of $9.05 million, or ($1.86) per diluted share for the first six months of 2010.

Asset Quality Review ($ in Thousands)	June 30, 2011	December 31, 2010	June 30, 2010
Net charge-offs	$1,048	$1,535	$5,572
Non-performing loans	$8,073	$12,283	$12,401
OREO / OAO	$2,056	$1,538	$1,648
Non-performing assets	$10,129	$13,822	$14,050
Non-performing assets / Total assets	1.64%	2.09%	2.17%
Allowance for loan losses / Total loans	1.47%	1.57%	1.60%
Allowance for loan losses / Non-performing loans	79.9%	54.7%	56.5%

Provision for Loan Losses: The provision for loan losses for the first six months was $1.4 million compared to $7.9 million for the prior year first six months. The lower provision reflects the improving quality of State Bank’s loan portfolio and slower migration of problem credits to non-performing status, as well as a recovering economy. As of June 30, 2011, the allowance for loan losses stood at $6.4 million, or 1.47 percent of total loans (excluding loans held-for-sale), compared to 1.60 percent for the prior year. The Company’s non-performing assets (“NPAs”) at June 30, 2011 were $10.1 million, down $3.9 million, or 27.8 percent, since June 30, 2010. At June 30, 2011, NPAs were 1.64 percent of assets compared to 2.17 percent at June 30, 2010.

Consolidated Revenue: Total revenue, consisting of net interest income and noninterest income, was $18.0 million for the first six months of 2011, a decline of $3.2 million, or 15.1 percent, from the $21.2 million generated during the first six months of 2010.  Included in the 2011 results were net gains on Investment securities of $1.9 million due to the execution of a restructuring of the Company’s balance sheet.  Absent those gains, total revenue was down $5.1 million due to the large decline in data servicing fees and the lower gains on mortgage loan sales.

Net interest income was $10.1 million, an increase of $84 thousand, or .9 percent, from the $10.0 million reported in the year earlier period; a $4.5 million decline in average earning assets was partially offset by a four basis point improvement in the tax equivalent net interest margin, to 3.69 percent.

Noninterest income was $8.0 million for the first six months of 2011 compared to $11.3 million for the prior year period.  During the second quarter of 2011, a significant restructuring of the Company’s balance sheet was executed.  This restructuring included net gains from the sales of securities of $1.9 million.  Excluding $1.9 and $0.53 million of nonrecurring investment gains and recoveries from the first six months of 2011 and 2010, respectively, noninterest income from operations declined by $4.7 million, or 43.8 percent, from the prior year, primarily from the $4.4 million decline in data service fees.

Fee income from wealth management, customer service, and mortgage banking activity accounts for over ninety percent of noninterest income from banking operations.  Wealth management fees generated by Reliance Financial Services, a division of State Bank, were $1.36 million for the first six months of 2011, up $131 thousand, or 10.6 percent, from the prior year; assets under management now stand at $326 million.  Customer service fees of $1.22 million for the first six months of 2011 were virtually unchanged from the prior year.

State Bank originated $66.1 million of mortgage loans in the first six months of 2011.  These 2011 originations and subsequent sales resulted in $0.99 million of gains, which compares to gains of $1.22 million for the first six months of 2010.  The 18.7 percent decline in gains from mortgage sales in 2011 reflect the impact of a 26.0 percent decline in mortgages sold.  In addition to the gains from mortgage sales, the Company sold other loans that generated gains of $80 thousand and $108 thousand in the first six months of 2011 and 2010, respectively.

Consolidated Noninterest Expense: Noninterest expense for the first six months of 2011 was $15.5 million compared to $27.7 million for the prior year.  The prior year comparisons were significantly impacted by the large write-down’s taken in the second quarter of 2010 due to the failed implementation of the Single Source™ software.  Total compensation and benefits was down $2.9 million from the prior year, which reflects a lower level of employees and reduced overtime cost as compared to 2010 due to the data processing conversion.  Expenses related to client loss at RDSI were also significantly down from the prior year.  The 42 FTE employee decline represents a workforce reduction of 16 percent during the course of the year, from 270 employees to 228 at June 30, 2011.

In the first six months of 2010, RDSI incurred expense write-downs related to Single Source™ in the amount of $6.9 million.  These included equipment write-downs of $1.2 million and a software impairment of $4.9 million.  The Company had an OREO impairment of $0.22 million.  In addition, due to the higher level of data servicing fees, RDSI had significant expense relative to postage processing.

For the first six months of 2011, absent the impact of changes in RDSI, operating expenses are in line with the prior year.  In conjunction with the restructuring transaction, the Company paid $1.1 million in fees associated with prepayments.  These prepayment fees were the result of the Company paying off $30 million in repos and $2 million in FHLB advances.  These $32 million in borrowings were scheduled to mature in 2012 and beyond.

Income Taxes: Income taxes for the first six months of 2011 were $364 thousand compared to a benefit of $5.3 million for the prior year.  Due to the termination of several life insurance policies for prior executives, the Company generated a significant tax liability in the first quarter of 2011.  While this liability may be offset against the Company’s tax losses going forward, the accounting treatment requires a tax expense in the current year.  The prior year tax benefit was due to the significant losses the Company incurred due to the failed Single Source software implementation at RDSI.

Three Months Ended June 30, 2011 compared to Three Months Ended June 30, 2010

Net Income: Net income for the three months ended June 30, 2011 was $777 thousand or $0.16 per diluted share, compared to a net loss of $8.2 million, or $(1.69) per diluted share, for the three months ended June 30, 2010.  For the quarter, the Banking Group (consisting primarily of The State Bank and Trust Company), had net income of $1.2 million which is up 44 percent from the net income of $831 thousand from the linked quarter and a net loss of $1.4 million from the year ago quarter.  RDSI reported net income of $142 thousand compared to a net loss of $193 thousand from the linked quarter and a net loss of $6.4 million from the year ago second quarter.  The net income for RDSI during the quarter was related to a buyout of a long term contract with one of RDSI’s customers.  The customer, which was acquired during the quarter, had a contract provision that required full payment of the contract upon early termination.

Provision for Loan Losses: The second quarter provision for loan losses was $0.9 million compared to $0.5 million and $6.5 million, respectively, for the linked and year-ago quarters.  Total charge-offs for the quarter were $1.0 million compared to $.6 million for the linked quarter and $5.6 million for the prior year second quarter.

Consolidated Revenue: Total revenue, consisting of net interest income and noninterest income, was $10.3 million for the second quarter of 2011, compared to $7.7 million for the linked quarter and $9.6 million generated during the 2010 second quarter.  As discussed, the quarter’s revenue was significantly impacted by the investment gains from the balance sheet restructuring.  Absent those gains, total revenue was down $1.3 million from the prior year due to the loss of RDSI’s data processing business.

Net interest income was $5.2 million, an increase of $155 thousand, or 3.1 percent, from the $5.1 million reported in the year earlier quarter.  Compared to the linked quarter, net interest income is up $380 thousand due to an increase in average earning assets and lower cost of funds.

Noninterest income was $5.1 million for the 2011 second quarter compared to $5.2 million for the prior year period.  Excluding the $1.9 million of gain referenced above, noninterest income from operations declined by $1.3 million, or 28.9 percent, from the year-ago quarter due to the $1.3 million decline in data service fees.  During the quarter, the Banking group generated fees from Wealth Management of $669 thousand, Customer service fees of $640 thousand and Gain on sale of mortgage loans of $565 thousand.

Consolidated Noninterest Expense: Noninterest expense for the second quarter of 2011 was $8.4 million compared to $15.9 million in the prior-year second quarter.  During the second quarter of 2011, the Banking group prepaid FHLB and repo borrowings associated with the balance sheet restructuring referenced in the revenue discussion.  The prepayment penalties associated with this transaction were $1.1 million.  Total compensation and benefits for the second quarter was down $1.3 million from the prior year, which reflects the reduction of 42 employees from the prior year.  Compared to the linked quarter, absent the prepayment penalty, total expenses were up just $.2 million, which is a 2.8 percent annualized increase.

For the three months ended June 30, 2010, RDSI incurred expense write-downs related to Single Source™ in the amount of $5.5 million.  These included equipment write-downs of $1.2 million and a software impairment of $4.3 million.  The Company had an OREO impairment of $0.22 million.  Postage expense was down 43 percent from the prior year due to the loss of business at RDSI.  There was a credit to expense of $0.16 million as a result of the losses at RDSI.  During 2011, the most significant expense item was the $1.1 million prepayment fees related to the restructuring.

Income Taxes: Income taxes for the second quarter of 2011 were $237 thousand compared to a benefit of $4.6 million for the second quarter of 2010.  The current quarter’s income tax rate of 23.4 percent is a reflection of the tax exempt level of securities and loans on the Company’s balance sheet.  The tax rate will rise in future quarters as the Company reduced its exposure to tax exempt securities as part of the balance sheet restructuring.

Changes in Financial Condition

Total assets as of June 30, 2011 were $618.1 million, down by $36.9 million, or 5.6 percent, from the linked quarter, and by $28.3 million, or 4.4 percent, from the year-earlier quarter.  In a series of transactions completed during June of 2011, State Bank sold $43 million of investment securities with a weighted average yield of 3.97 percent with the proceeds applied to the pay down of $32.0 million in borrowings with a weighted average rate of 4.64 percent.  As a result of these and other activities during the course of the second quarter, cash and investment securities declined by $53.9 million, from $172.9 million at March 31, 2011 to $119.0 million at June 30, 2011.  The 5.6 percent reduction in asset size has had a positive impact from the linked quarter on the majority of capital ratios as well as tangible equity to assets, which improved by 25 basis points.

Total loans increased by $15.4 million from the linked quarter to $437.6 million, and is slightly ahead of the prior year when total loans were $437.3 million.  As of June 30, 2011, Real estate related loans comprised 77 percent of the loan portfolio.  The total loan portfolio includes $93.5 million in residential real estate, $90.5 million in investor owned commercial real estate and $39.0 million in home equity loans.  Total deposits at $495.9 million are down $17.1 million from the linked quarter but are up $14.1 million from the June 2010 quarter.  Due to the restructuring, total wholesale borrowings (FHLB, repo’s, fed funds) declined to $46.5 million from $66.2 million in the linked quarter and $82.1 million from the June 2010 quarter.  Total equity balances remained flat to the linked quarter and down from the prior year.  The prior year comparisons are impacted by the losses incurred at RDSI.  Due to the reduction in total asset size, capital ratios for the company have improved.

Capital Resources

At June 30, 2011, actual capital levels (in millions) and minimum required levels were as follows:

	Actual		Minimum Required For Capital Adequacy Purposes		Minimum Required To Be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)
Consolidated	$48.1	10.8%	$35.7	8.0%	$0-.0	N/A
State Bank	$52.4	11.9%	$35.3	8.0%	$44.1	10.0%

Both the Company and State Bank were categorized as well capitalized at June 30, 2011.

LIQUIDITY

Liquidity relates primarily to the Company’s ability to fund loan demand, meet deposit customers’ withdrawal requirements and provide for operating expenses.  Assets used to satisfy these needs consist of cash and due from banks, federal funds sold, interest-earning deposits in other financial institutions, securities available-for-sale and loans held for sale.  These assets are commonly referred to as liquid assets.  Liquid assets were $122.5 million at June 30, 2011 compared to $172.3 million at December 31, 2010.

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

As noted in Note H, the Company is in violation of a debt covenant related to its borrowing facility with First Tennessee Bank.   This facility matured on June 30, 2011 and was extended to October 31, 2011. Due to the covenant violation, First Tennessee Bank may demand full payment of the outstanding balance of $1.7 million. The Company intends to seek alternative financing arrangements if necessary.

The cash flow statements for the periods presented provide an indication of the Company’s sources and uses of cash, as well as an indication of the ability of the Company to maintain an adequate level of liquidity.  A discussion of the cash flow statements for the six months ended June 30, 2011 and June 30, 2010 follows.

The Company experienced positive cash flows from operating activities for the six months ended June 30, 2011 and for the six months ended June 30, 2010.  Net cash from operating activities was $6.0 million for the six months ended June 30, 2011 and $7.7 million for the six months ended June 30, 2010.  Highlights include $69.0 million in proceeds from the sale of loans, which is down $48.5 million from the prior year.  Originations of loans held for sale was a use of cash of $66.1 million, which is also down from the prior year, by over $44.9 million.  For the first six months of 2011, the Company had depreciation and amortization of $0.9 million, provision for loan loss of $1.4 million, gain on sale of non mortgage loans of $1.0 million and gain on sale of securities of $1.9 million.  This compares to depreciation and amortization of $2.5 million, provision for loan loss of $7.9 million, gain on sale of non mortgage loans of $1.2 million and gain on sale of securities of $0.5 million for the first six months of 2010.  In addition, the prior year included software and fixed asset impairments of $4.9 million.

The Company experienced positive cash flows from investing activities for the six months ended June 30, 2011 and for the six months ended June 30, 2010. Net cash flow from investing activities was $16.1 million for the six months ended June 30, 2011 and $1.2 million for the six months ended June 30, 2010. Highlights include $27.7 million in purchases of available-for-sale securities, which is down $13.8 million from the prior year.  These cash payments were offset by $55.4 million in proceeds from maturities and sales of securities, which is up $19.3 million from the prior year. These transactions all related to the balance sheet restructuring detailed in the financial analysis discussion.  The Company terminated several Life Insurance Policies on retired executives and realized a cash inflow of $1.3 million.  The Company experienced a $13.7 million positive change in loans, which is up $19.1 where the change in loans was a negative $4.4 million for the prior year. Sales of foreclosed assets provided cash of $1.2 million for the six months ended June 30, 2011 and $3.0 million for the six months ended June 30, 2010.

The Company experienced negative cash flows from financing activities for the six months ended June 30, 2011 and for the six months ended June 30, 2010. Net cash flow from financing activities was a negative $42.1 million for the six months ended June 30, 2011 and a negative $13.4 million for the six months ended June 30, 2010.   Highlights include a $17.5 million decrease in non time deposits for the six months ended June 30, 2011, which compares unfavorably with a $3.0 million decrease in non time deposits for the six months ended June 30, 2010.  The Company had net cash flow from FHLB advance activity of a positive $1.8 million in the first six months of 2011 and a negative $9.2 million for the first six months of 2010.  During the six months ended June 30, 2011, the company sold repos of $25.9 million.

Off-Balance-Sheet Borrowing Arrangements:

Significant additional off-balance-sheet liquidity is available in the form of FHLB advances, unused federal funds lines from correspondent banks, and a line of credit with a regional bank.  Management expects the risk of changes in off-balance-sheet arrangements to be immaterial to earnings.

The Company’s commercial real estate, residential first and multi-family mortgage portfolios of $275.6 million have been pledged to meet FHLB collateralization requirements as of June 30, 2011.  Based on the current collateralization requirements of the FHLB, the Company had approximately $8.4 million of additional borrowing capacity at June 30, 2011. The Company also had $26.5 million in unpledged securities that may be used to pledge for additional borrowings.

The Company’s commercial real estate, multi-family and residential first mortgage portfolio of $275.6 million at June 30, 2011 and $264.9 million at December 31, 2010, which can and has been used to collateralize borrowings, is an additional source of liquidity.  Management believes the Company’s current liquidity level, without these borrowings, is sufficient to meet its liquidity needs.  At June 30, 2011, all eligible commercial real estate and first mortgage loans were pledged under an FHLB blanket lien.

At June 30, 2011, the Company had federal funds lines totaling $11.5 million, with $2 million outstanding.  The Company also has a $5.0 million line of credit with a regional bank (detailed in Note H), with advances totaling $1.7 million at June 30, 2011.

The Company’s contractual obligations as of June 30, 2011 were comprised of long-term debt obligations, other debt obligations, operating lease obligations and other long-term liabilities.  Long-term debt obligations are comprised of FHLB Advances of $24.6 and repos of $19.9 million.  The restructuring resulted in total FHLB and repo balances declining from $66.2 million at March 31, 2011 to $44.5 million at June 30, 2011.  Other debt obligations are comprised of Trust Preferred securities of $20.6 million and Notes Payable of $3.1 million.  Total time deposits at June 30, 2011 were $212.7 million, of which $95.0 million matures beyond one year.  The operating lease obligations are leases on the RDSI-South building of $87.5 thousand per year, the RDSI-North building of $162 thousand per year, the DCM-Lansing facility of $104.6 per year, the State Bank branch at Northtowne of $65 thousand per year and the State Bank branch at Chief of $24 thousand per year.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended June 30, 2011, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of Common Shares

The Company did not have any repurchases of common shares during the six months ended June 30, 2011.

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. [Reserved]

Item 5. Other Information

Not applicable

Item 6. Exhibits

Exhibits

31.1	–	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)
31.2	–	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer)
32.1	–	Section 1350 Certification (Principal Executive Officer)
32.2	–	Section 1350 Certification (Principal Financial Officer)
101	–
The following materials from Rurban Financial Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as of June 30, 2011 (unaudited) and December 31, 2010; (ii) the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2011 and 2010 (unaudited); (iii) the Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three and six months ended June 30, 2011 and 2010 (unaudited); (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010 (unaudited); and (v) the Notes to Condensed  Consolidated Financial Statements (unaudited) tagged as blocks of text.  *

* Pursuant to Rule 406T of SEC Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are furnished and not deemed filed or part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those Sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

RURBAN FINANCIAL CORP.

Date: August 15, 2011	By	/s/ Mark A. Klein
Mark A. Klein
President & Chief Executive Officer

	By	/s/ Anthony V. Cosentino
Anthony V. Cosentino
Executive Vice President &
Chief Financial Officer