Form 10-Q
period 2011-09-30
RURBAN FINANCIAL CORP
filed 2011-11-14
CIK 767405

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
OR

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Shares, without par value	4,861,779 shares
(class)	(Outstanding at November 14, 2011)

RURBAN FINANCIAL CORP.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The interim condensed consolidated financial statements of Rurban Financial Corp. (“Rurban” or the “Company”) are unaudited; however, the information contained herein reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of financial condition and results of operations for the interim periods presented.  All adjustments reflected in these financial statements are of a normal recurring nature in accordance with Rule 10-01 of Regulation S-X.  Results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of results for the complete year.

Rurban Financial Corp.
Condensed Consolidated Balance Sheets
September 30, 2011 and December 31, 2010

	September	December
	2011	2010
	(unaudited)
ASSETS
Cash and due from banks	$13,764,025	$30,417,813

Investment Securities:
Securities available for sale, at fair value	104,614,877	132,762,058
Non-marketable securities - FRB and FHLB Stock	3,748,250	3,748,250
Total investment securities	108,363,127	136,510,308

Loans held for sale	10,589,706	9,055,268

Loans, net of unearned income	438,926,037	427,544,414
Allowance for loan losses	(6,235,230)	(6,715,397)
Net Loans	432,690,807	420,829,017

Premises and equipment, net	14,120,118	14,622,541
Purchased software	805,286	1,021,036
Cash surrender value of life insurance	12,133,693	13,211,247
Goodwill	16,733,830	16,733,830
Core deposits and other intangibles	2,005,945	2,585,132
Foreclosed assets held for sale, net	1,970,028	1,538,307
Mortgage servicing rights	2,709,222	3,190,389
Accrued interest receivable	2,061,201	2,068,965
Other assets	5,846,400	8,503,832
Total assets	$623,793,388	$660,287,685

LIABILITIES AND EQUITY
Deposits
Non interest bearing demand	$62,079,685	$62,745,906
Interest bearing NOW	103,229,318	105,708,472
Savings	48,145,958	47,662,315
Money Market	79,163,033	84,635,537
Time Deposits	221,730,681	214,925,512
Total deposits	514,348,675	515,677,742

Notes payable	2,865,123	3,290,471
Advances from Federal Home Loan Bank	12,939,598	22,807,351
Repurchase Agreements	18,777,909	45,785,254
Trust preferred securities	20,620,000	20,620,000
Accrued interest payable	2,704,466	1,971,587
Other liabilities	3,985,333	4,111,182
Total liabilities	576,241,104	614,263,587

Equity
Common stock	12,568,583	12,568,583
Additional paid-in capital	15,302,194	15,235,206
Retained earnings	20,192,317	18,802,106
Accumulated other comprehensive income (loss)	1,258,501	1,187,514
Treasury stock	(1,769,311)	(1,769,311)
Total Equity	47,552,284	46,024,098

Total liabilities and equity	$623,793,388	$660,287,685

See notes to condensed consolidated financial statements (unaudited)
Note:	The balance sheet at December 31, 2010 has been derived from the audited consolidated financial statements at that date

Rurban Financial Corp.
Condensed Consolidated Statements of Operations (Unaudited)
Three and Nine Months Ended

	Three Months Ended		Nine Months Ended
	September	September	September	September
	2011	2010	2011	2010
Interest income
Loans
Taxable	$6,250,747	$6,281,157	$18,273,348	$19,442,383
Nontaxable	24,140	13,664	50,564	49,960
Securities
Taxable	446,342	596,362	1,623,475	1,679,203
Nontaxable	171,739	353,755	809,264	1,055,707
Other	56	24	142	211
Total interest income	6,893,024	7,244,962	20,756,793	22,227,464

Interest expense
Deposits	976,336	1,275,607	3,035,899	3,935,731
Other borrowings	24,691	32,367	73,777	101,145
Repurchase Agreements	71,900	436,369	841,634	1,295,994
Federal Home Loan Bank advances	79,033	231,122	325,428	872,947
Trust preferred securities	355,632	388,854	1,047,923	1,178,502
Total interest expense	1,507,592	2,364,319	5,324,661	7,384,319

Net interest income	5,385,432	4,880,643	15,432,132	14,843,145

Provision for loan losses	297,368	898,570	1,694,648	8,788,713

Net interest income after provision for loan losses	5,088,064	3,982,073	13,737,484	6,054,432

Noninterest income
Data service fees	743,114	2,044,400	2,959,026	8,682,575
Trust fees	628,994	650,511	1,993,476	1,883,994
Customer service fees	663,691	643,816	1,884,784	1,846,161
Gain on sale of mortgage loans and OMSR's	1,100,557	1,435,581	2,090,736	2,653,693
Mortgage loan servicing fees, net	(795,995)	(423,939)	(661,110)	(397,577)
Gain on sale of non-mortgage loans	-	125,122	80,423	233,071
Net realized gain (loss) on sales of securities	-	-	1,871,387	451,474
Investment securities recoveries	-	-	-	73,774
Loss on sale or disposal of assets	(26,816)	(128,985)	(287,478)	(159,066)
Other income	161,377	188,055	503,469	544,094
Total non-interest income	2,474,922	4,534,561	10,434,713	15,812,193

Noninterest expense
Salaries and employee benefits	3,582,982	4,058,316	10,686,191	14,064,591
Net occupancy expense	568,173	486,695	1,669,644	1,639,386
Equipment expense	689,662	872,681	2,118,539	5,423,343
FDIC Insurance expense	145,261	259,646	716,839	676,462
Software impairment expense	-	-	-	4,892,231
Data processing fees	157,686	211,129	493,231	635,393
Professional fees	377,322	619,430	1,427,610	1,823,449
Marketing expense	89,192	139,987	235,060	330,213
Printing and office supplies	86,071	111,414	280,735	369,842
Telephone and communication	140,995	267,344	441,001	992,891
Postage and delivery expense	260,477	388,666	863,407	1,415,529
State, local and other taxes	102,577	154,391	380,133	118,835
Employee expense	143,355	147,739	411,040	654,968
Other intangible amortization expense	184,763	200,344	579,187	600,613
OREO Impairment	-	-	-	215,000
Other expenses	294,621	820,633	1,978,489	2,550,747
Total non-interest expense	6,823,137	8,738,415	22,281,106	36,403,493

Income (loss) before income tax expense	739,849	(221,781)	1,891,091	(14,536,868)
Income tax expense (benefit)	137,356	(247,696)	500,880	(5,507,954)

Net income (loss)	$602,493	$25,915	$1,390,211	$(9,028,914)

Common share data:
Basic earnings (loss) per common share	$0.12	$0.01	$0.29	$(1.86)
Diluted earnings (loss) per common share	$0.12	$0.01	$0.29	$(1.86)

See notes to condensed consolidated financial statements (unaudited)

Rurban Financial Corp.
Condensed Consolidated Statements of Changes in
Stockholders’ Equity (Unaudited)

	Three Months Ended		Nine Months Ended
	Sept. 30, 2011	Sept. 30, 2010	Sept. 30, 2011	Sept. 30, 2010

Balance at beginning of period	$46,013,910	$53,201,167	$46,024,098	$61,707,655
Net Income (Loss)	602,493	25,915	1,390,211	(9,028,914)
Unrealized gains on securities
Unrealized holding gains arising during the year, net of tax	914,632	811,939	1,306,102	1,665,178
Less: reclassification adjustment for gains realized in net income, net of tax	-	-	1,235,115	297,974
Total comprehensive income (loss)	1,517,125	837,854	1,461,198	(7,661,710)

Share-based compensation	21,249	29,317	66,988	22,393

Balance at end of period	$47,552,284	$54,068,338	$47,552,284	$54,068,338

See notes to condensed consolidated financial statements (unaudited)

Rurban Financial Corp.
Condensed Consolidated Statements of Cash Flows (Unaudited)
Nine Months Ended

	Sept. 30, 2011	Sept. 30, 2010
Operating Activities
Net Income/(loss)	$1,390,211	$(9,028,914)
Items not requiring (providing) cash
Depreciation and amortization	1,344,273	3,554,271
Provision for loan losses	1,694,648	8,788,713
Expense of share-based compensation plan	66,988	22,392
Amortization of premiums and discounts on securities	1,225,101	1,091,077
Amortization of intangible assets	579,187	600,402
Amortization of mortgage servicing rights	415,771	233,597
Impairment of mortgage servicing rights	897,499	575,000
Deferred income taxes	(36,568)	(3,537,222)
Proceeds from sale of loans held for sale	135,730,072	171,718,730
Originations of loans held for sale	(135,093,351)	(165,428,100)
Gain from sale of mortgage loans	(2,090,736)	(2,653,693)
Gain from sale of non-mortgage loans	(80,423)	(233,071)
Gain on available for sale securities	(1,871,387)	(451,474)
Software and fixed asset impairment	-	4,892,231
OREO Impairment	-	215,000
Loss on sale of foreclosed assets	296,778	139,699
(Gain) / Loss on sale of fixed assets	(9,300)	19,367
Income from bank owned life insurance	(276,208)	(322,307)
Changes in
Interest receivable	7,764	(236,070)
Other assets	1,850,553	582,983
Interest payable and other liabilities	607,030	(2,041,941)

Net cash from operating activities	6,647,902	8,500,670

Investing Activities
Purchase of available-for-sale securities	(36,704,998)	(52,231,341)
Proceeds from maturities of available-for-sale securities	21,274,023	32,756,818
Proceeds from sales of available-for-sale-securities	44,331,997	9,995,724
Proceeds from bank owned life insurance	1,353,762	-
Net change in loans	(15,707,317)	13,572,294
Purchase of premises and equipment and software	(626,100)	(1,564,571)
Proceeds from sales of premises and equipment	9,300	(94,932)
Proceeds from sale of foreclosed assets	1,397,156	4,303,594

Net cash from investing activities	$15,327,823	$6,737,586

See notes to condensed consolidated financial statements (unaudited)

Rurban Financial Corp.
Condensed Consolidated Statements of Cash Flows (Unaudited) (continued)
Nine Months Ended

	Sept. 30, 2011	Sept. 30, 2010
Financing Activities
Net (decrease)/increase in demand deposits, money market, interest checking and savings accounts	$(8,134,236)	$23,134,502
Net increase in certificates of deposit	6,805,169	7,944,267
Net (decrease)/increase in securities sold under agreements to repurchase	(27,007,345)	3,074,211
Net decrease in federal funds purchased	-	(5,000,000)
Proceeds from Federal Home Loan Bank advances	23,000,000	2,000,000
Repayment of Federal Home Loan Bank advances	(32,867,753)	(11,836,839)
Proceeds from notes payable	-	2,250,000
Repayment of notes payable	(425,348)	(1,028,510)

Net cash (used in) / from financing activities	(38,629,513)	20,537,631

(Decrease)/Increase in Cash and Cash Equivalents	(16,653,788)	35,775,887

Cash and Cash Equivalents, Beginning of Year	30,417,813	24,824,785

Cash and Cash Equivalents, End of Period	$13,764,025	$60,600,672

Supplemental Cash Flows Information

Interest Paid	$4,591,782	$7,208,724

Transfer of loans to foreclosed assets	$2,150,879	$4,621,993

See notes to condensed consolidated financial statements (unaudited)

RURBAN FINANCIAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A—BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q.  Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  The financial statements reflect all adjustments that are, in the opinion of management, necessary to fairly present the financial position, results of operations and cash flows of the Company.  Those adjustments consist only of normal recurring adjustments.  Results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of results for the complete year.

The condensed consolidated balance sheet of the Company as of December 31, 2010 has been derived from the audited consolidated balance sheet of the Company as of that date.

For further information, refer to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

NOTE B—EARNINGS PER SHARE

Earnings per share (EPS) have been computed based on the weighted average number of shares outstanding during the periods presented. For the periods ended September 30, 2011 and 2010, share based awards totaling 306,974 and 365,102 common shares, respectively, were not considered in computing EPS as they were anti-dilutive. The number of shares used in the computation of basic and diluted earnings per share were:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2011	2010	2011	2010
Basic earnings per share	4,861,779	4,861,779	4,861,779	4,861,779
Diluted earnings per share	4,861,779	4,861,779	4,861,779	4,861,779

NOTE C – LOANS AND ALLOWANCE FOR LOAN LOSSES

The following table presents the Company’s loan categories at September 30, 2011 and December 31, 2010.

	Total Loans		Non-Accrual Loans		Non-Accrual Percentage
	Sept. 30, 2011	Dec. 31, 2010	Sept. 30, 2011	Dec. 31, 2010	Sept. 30, 2011	Dec. 31, 2010
Construction & Development	$15,992	$16,177	$-	$-	0.00%	0.00%
Commercial real estate	160,204	152,508	2,210	5,428	1.38%	3.56%
Commercial & Industrial	72,622	69,510	2,466	3,032	3.40%	4.36%
Agricultural & Farmland	38,601	40,829	87	-	0.23%	0.00%
Residential real estate	98,772	96,257	2,107	3,285	2.13%	3.41%
Home Equity	38,569	38,681	440	474	1.14%	1.23%
Consumer, net of deferred fees	9,475	10,653	21	64	0.22%	0.60%
Other	4,691	2,929	-	-	0.00%	0.00%
Total	$438,926	$427,544	$7,331	$12,283	1.67%	2.87%

Residential Loans held for sale	10,590	9,055
Allowance for loan and lease losses	$(6,235)	$(6,715)

The following tables present the balance of the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method for both the three and nine months ended as of September 30, 2011and the year ended as of December 31, 2010.

For the Nine Months Ended		Commercial
Sept. 30, 2011	Commercial	RE &	Agricultural	Residential	Home Equity
($'s in thousands)	& Industrial	Construction	& Farmland	Real Estate	& Consumer	Other	Unallocated	Total

Beginning balance	$1,723	$3,774	$16	$643	$401	$128	$30	$6,715
Charge Offs	(607)	(1,560)	-	(238)	(350)	(4)	-	(2,759)
Recoveries	416	27	3	115	19	4	-	584
Provision	20	875	21	402	408	$(29)	(2)	1,695
Ending Balance	$1,552	$3,116	$40	$922	$478	$99	$28	$6,235

Ending balance:
individually
evaluated for
impairment	$732	$429	$-	$153	$119	$-	$-	$1,433
Ending balance:
collectively
evaluated for
impairment	$820	$2,687	$40	$769	$359	$99	$28	$4,802

Loans:
Ending balance:
individually
evaluated for
impairment	$2,391	$2,675	$-	$1,311	$95	$-	$-	$6,472
Ending balance:
collectively
evaluated for
impairment	$70,231	$173,521	$38,601	$97,461	$47,949	$4,691	$-	$432,454

For the nine months ended September 30, 2010, the beginning balance for the allowance for loan loss was $7.03 million.  During the nine month period of 2010, the Company incurred charge-offs of $9.74 million, received recoveries of $0.38 million, and had provision for loan loss of $8.79 million, for an ending balance of $6.45 million.

For the Three Months Ended		Commercial
Sept. 30, 2011	Commercial	RE &	Agricultural	Residential	Home Equity
($'s in thousands)	& Industrial	Construction	& Farmland	Real Estate	& Consumer	Other	Unallocated	Total

Beginning balance	$1,522	$3,444	$27	$894	$427	$99	$31	$6,444
Charge Offs	(11)	(352)	-	(72)	(87)	(5)	-	(527)
Recoveries	2	11	1	1	1	5	-	21
Provision	39	13	12	99	137	-	(3)	297
Ending Balance	$1,552	$3,116	$40	$922	$478	$99	$28	$6,235

Ending balance:
individually
evaluated for
impairment	$732	$429	$-	$153	$119	$-	$-	$1,433
Ending balance:
collectively
evaluated for
impairment	$820	$2,687	$40	$769	$359	$99	$28	$4,802
Loans:
Ending balance:
individually
evaluated for
impairment	$2,391	$2,675	$-	$1,311	$95	$-	$-	$6,472
Ending balance:
collectively
evaluated for
impairment	$70,231	$173,521	$38,601	$97,461	$47,949	$4,691	$-	$432,454

For the three months ended September 30, 2010, the beginning balance for the allowance for loan loss was $7.00 million.  During the three month period of 2010, the Company incurred charge-offs of $1.58 million, received recoveries of $0.13 million, and had provision for loan loss of $0.90 million, for an ending balance of $6.45 million.

For the Year Ended		Commercial
December 31, 2010	Commercial	RE &	Agricultural	Residential	Home Equity
($'s in thousands)	& Industrial	Construction	& Farmland	Real Estate	& Consumer	Other	Unallocated	Total

Beginning balance	$2,604	$3,210	$92	$715	$255	$154	$-	$7,030
Charge Offs	(4,739)	(4,748)	-	(1,210)	(542)	(95)	-	(11,334)
Recoveries	182	171	11	53	-	14	-	431
Provision	3,676	5,141	(87)	1,085	688	55	30	10,588
Ending Balance	$1,723	$3,774	$16	$643	$401	$128	$30	$6,715

Ending balance:
individually
evaluated for
impairment	$684	$1,187	$-	$-	$-	$-	$-	$1,871
Ending balance:
collectively
evaluated for
impairment	$1,039	$2,587	$16	$643	$401	$128	$30	$4,844
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

The following tables present the credit risk profile of the Company’s loan portfolio based on rating category as of September 30, 2011 and December 31, 2010 (dollars in thousands).

Sept. 30, 2011	Commercial	Comm. RE	Agricultural	Residential	Home Equity
Loan Grade	& Industrial	& Construction	& Farmland	Real Estate	& Consumer	Other	Total
1-2	$667	$414	$171	$1,593	$126	$57	$3,028
3	24,531	63,571	14,538	76,862	44,916	1,317	225,735
4	42,928	97,121	23,748	14,593	2,457	3,317	184,164
Total Pass	68,126	161,106	38,457	93,048	47,499	4,691	412,927

Special Mention	236	9,706	5	1,126	28	-	11,101
Substandard	1,819	3,188	51	1,731	87	-	6,876
Doubtful	2,441	2,196	88	2,867	430	-	8,022
Loss	-	-	-	-	-	-	-
Total	$72,622	$176,196	$38,601	$98,772	$48,044	$4,691	$438,926

December 31, 2010	Commercial	Comm. RE	Agricultural	Residential	Home Equity
Loan Grade	& Industrial	& Construction	& Farmland	Real Estate	& Consumer	Other	Total
1-2	$863	$690	$180	$1,837	$107	$-	$3,677
3	24,020	61,050	15,968	75,405	46,019	1,221	223,683
4	38,195	91,755	24,186	11,527	2,299	1,708	169,670
Total Pass	63,078	153,495	40,334	88,769	48,425	2,929	397,030

Special Mention	1,021	7,141	6	2,568	204	-	10,940
Substandard	2,739	3,076	489	2,797	411	-	9,512
Doubtful	2,672	4,973	-	2,123	294	-	10,062
Loss	-	-	-	-	-	-	-
Total	$69,510	$168,685	$40,829	$96,257	$49,334	$2,929	$427,544

The following tables present the Company’s loan portfolio aging analysis as of September 30, 2011 and December 31, 2010 (dollars in thousands).

	30-59 Days	60-89 Days	Greater Than	Total Past		Total Loans
Sept. 30, 2011	Past Due	Past Due	90 Days	Due	Current	Receivable

Commercial & Industrial	$13	$-	$2,391	$2,405	$70,217	$72,622
Commercial RE & Construction	-	-	2,553	2,553	173,643	176,196
Agricultural & Farmland	-	-	87	87	38,514	38,601
Residential Real Estate	223	35	730	988	97,784	98,772
Home Equity & Consumer	336	111	291	738	47,306	48,044
Other	-	-	-	-	4,691	4,691
Loans	573	146	6,052	6,771	432,155	438,926
Loans held for Sale	-	-	-	-	10,590	10,590
Total	$573	$146	$6,052	$6,771	$442,744	$449,515

	30-59 Days	60-89 Days	Greater Than	Total Past		Total Loans
December 31, 2010	Past Due	Past Due	90 Days	Due	Current	Receivable

Commercial & Industrial	$242	$73	$2,744	$3,059	$66,451	$69,510
Commercial RE & Construction	148	10	5,617	5,775	162,910	168,685
Agricultural & Farmland	-	88	-	88	40,741	40,829
Residential Real Estate	427	372	1,584	2,383	93,874	96,257
Home Equity & Consumer	255	25	547	827	48,507	49,334
Other	-	-	-	-	2,929	2,929
Loans	1,072	568	10,492	12,132	415,412	427,544
Loans held for Sale	-	-	-	-	9,055	9,055
Total	$1,072	$568	$10,492	$12,132	$424,466	$436,598

There were no loans greater than 90 days past due still accruing interest at September 30, 2011 and December 31, 2010.

The following tables present impaired loan activity for the three and nine months ended September 30, 2011 and for the year ended December 31, 2010.

Nine Months Ended
Sept. 30, 2011		Unpaid
($'s in thousands)	Recorded	Principal	Related
	Investment	Balance	Allowance
With no related allowance recorded:
Commercial & Industrial	$165	$515	$-
Commercial Real Estate	504	1,367	-
Agricultural & Farmland	-	-	-
Residential Real Estate	438	485	-
Home Equity & Consumer	43	43	-
All Impaired Loans < $100,000	1,381	1,381	-
With a specific allowance recorded:
Commercial & Industrial	2,226	4,074	732
Commercial Real Estate	2,171	3,260	480
Agricultural & Farmland	-	-	-
Residential Real Estate	873	1,081	221
Home Equity & Consumer	52	87	-
All Impaired Loans < $100,000	-	-	-
Totals:
Commercial & Industrial	$2,391	$4,589	$732
Commercial Real Estate	$2,675	$4,627	$480
Agricultural & Farmland	$-	$-	$-
Residential Real Estate	$1,311	$1,567	$221
Home Equity & Consumer	$95	$130	$-
All Impaired Loans < $100,000	1,381	1,381	-

Sept. 30, 2011	Nine Months Ended		Three Months Ended
($'s in thousands)	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
Commercial & Industrial	$210	$-	$210	$-
Commercial RE & Construction	700	-	504	-
Agricultural & Farmland	-	-	-	-
Residential Real Estate	531	17	525	5
Home Equity & Consumer	43	-	43	-
All Impaired Loans < $100,000	1,381	-	1,381	-
With a specific allowance recorded:
Commercial & Industrial	2,663	-	2,664	-
Commercial RE & Construction	3,121	13	3,133	4
Agricultural & Farmland	-	-	-	-
Residential Real Estate	1,106	22	1,120	8
Home Equity & Consumer	83	3	82	1
All Impaired Loans < $100,000	-	-	-	-
Totals:
Commercial & Industrial	$2,873	$-	$2,874	$-
Commercial RE & Construction	$3,821	$13	$3,637	$4
Agricultural & Farmland	$-	$-	$-	$-
Residential Real Estate	$1,637	$39	$1,645	$12
Home Equity & Consumer	$126	$3	$125	$1
All Impaired Loans < $100,000	$1,381	$-	$1,381	$-

December 31, 2010		Unpaid		Average	Interest
($'s in thousands)	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Commercial & Industrial	$436	$786	$-	$2,075	$4
Commercial RE & Construction	2,744	4,040	-	4,195	52
Agricultural & Farmland	-	-	-	-	10
Residential Real Estate	616	741	-	1,045	2
Home Equity & Consumer	43	43	-	72	-
All Impaired Loans < $100,000	1,062	1,062	-	1,062	-
With a specific allowance recorded:
Commercial & Industrial	2,438	3,938	684	2,147	(48)
Commercial RE & Construction	3,202	3,202	1,187	3,147	44
Agricultural & Farmland	-	-	-	-	-
Residential Real Estate	-	-	-	-	-
Home Equity & Consumer	-	-	-	-	-
All Impaired Loans < $100,000	-	-	-	-	-
Totals:
Commercial & Industrial	$2,874	$4,724	$684	$4,222	$(44)
Commercial RE & Construction	$5,946	$7,242	$1,187	$7,342	$96
Agricultural & Farmland	$-	$-	$-	$-	$10
Residential Real Estate	$616	$741	$-	$1,045	$2
Home Equity & Consumer	$43	$43	$-	$72	$-
All Impaired Loans < $100,000	$1,062	$1,062	$-	$1,062	$-

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

Troubled Debt Restructured (TDR) Loans

TDR’s are modified loans where a concession was provided to a borrower experiencing financial difficulties.  Loan modifications are considered TDR’s when the concessions provided are not available to the borrower through either normal channels or other sources.  However, not all loan modifications are TDR’s.

TDR Concession Types

The Company’s standards relating to loan modifications consider, among other factors, minimum verified income requirements, cash flow analysis, and collateral valuations.  Each potential loan modification is reviewed individually and the terms of the loan are modified to meet a borrower’s specific circumstances at a point in time.  All loan modifications, including those classified as TDR’s, are reviewed and approved.  The types of concessions provided to borrowers include:

•
Interest rate reduction: A reduction of the stated interest rate to a nonmarket rate for the remaining original life of the debt. The Company also may grant interest rate concessions for a limited timeframe on a case by case basis.

•	Amortization or maturity date change beyond what the collateral supports, including any of the following:

(1)
Lengthens the amortization period of the amortized principal beyond market terms.  This concession reduces the minimum monthly payment and increases the amount of the balloon payment at the end of the term of the loan.  Principal is generally not forgiven.

(2)
Reduces the amount of loan principal to be amortized.  This concession also reduces the minimum monthly payment and increases the amount of the balloon payment at the end of the term of the loan.  Principal is generally not forgiven.

(3)
Extends the maturity date or dates of the debt beyond what the collateral supports.  This concession generally applies to loans without a balloon payment at the end of the term of the loan. In addition, there may be instances where renewing loans potentially require non-market terms and would then be reclassified as TDRs.

•
Other:  A concession that is not categorized as one of the concessions described above.  These concessions include, but are not limited to: principal forgiveness, collateral concessions, covenant concessions, and reduction of accrued interest.  Principal forgiveness may result from any TDR modification of any concession type.

The table below presents our accruing and nonaccruing TDR’s at period-end for each of the past five quarters:

($'s in thousands)	September	June	March	December	September
	2011	2011	2011	2010	2010
TDR's - accruing:

Commercial & Industrial	$-	$-	$-	$-	$1
Commercial RE & Construction	569	547	576	581	587
Agricultural & Farmland	5	5	5	6	6
Residential Real Estate	675	683	440	452	587
Home Equity & Consumer	62	50	52	68	47
Other	-	-	-	-	-
Total TDR's - accruing:	1,311	1,285	1,073	1,107	1,228

TDR's - nonaccruing:

Commercial & Industrial	$1,884	$1,908	$2,119	$1,907	$2,166
Commercial RE & Construction	-	138	190	190	-
Agricultural & Farmland	-	-	-	-	-
Residential Real Estate	338	236	419	399	316
Home Equity & Consumer	-	-	-	-	22
Other	-	-	-	-	-
Total TDR's - nonaccruing:	2,222	2,282	2,728	2,496	2,504

Total TDR loans	3,533	3,567	3,801	3,603	3,732

	Three Months Ended September 30, 2011			Nine Months Ended September 30, 2011
	Number of Contracts	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Number of Contracts	Pre-Modification Recorded Investment	Post-Modification Recorded Investment
Residential Real Estate	1	$102	$102	2	$315	$315

There were no loans modified in a TDR from October 1, 2010 through September 30, 2011 that subsequently defaulted during the three and nine months ended September 30, 2011.

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

The amendments in this update are effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. The Company adopted this standard effective July 1, 2011 retroactive to January 1, 2011.  The effect of this adoption has had no impact on the financial results of the Company.  These new disclosures are included in Note C - Loans and Allowance for Loan Losses.

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

ASU 2011-04, Fair Value Measurements and Disclosures (Topic 820:) Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.

The ASU amends Topic 820 to add both additional clarifications to existing fair value measurement and disclosure requirements and changes to existing principles and disclosure guidance.  Clarifications were made to the relevancy of the highest and best use valuation concept, measurement of an instrument classified in an entity's shareholder's equity and disclosure of quantitative information about the unobservable inputs for level 3 fair value measurements.  Changes to existing principles and disclosures included measurement of financial instruments managed within a portfolio, the application of premiums and discounts in fair value measurement, and additional disclosures related to fair value measurements.  The updated guidance and requirements are effective for financial statements issued for the first interim or annual period beginning after December 15, 2011, and should be applied prospectively.  Early adoption is permitted.  Management does not believe the principle amendments will have a material impact on Rurban's Condensed Consolidated Financial Statements.

ASU 2011-05, Other Comprehensive Income (Topic 220): Presentation of Comprehensive Income.

The ASU amends Topic 220 to require an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  An entity is also required to present on the face of the financial statement reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented.  The amendments do not change items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income, only the format for presentation.  The updated guidance and requirements are effective for financial statements issued for the fiscal years, and the interim periods within those years, beginning after December 15, 2011.  The amendments should be applied retrospectively.  On October 21, 2011, the FASB exposed a proposed deferral of the requirement that companies present reclassification adjustments for each component of OCI in both net income and OCI on the face of the financial statements.  Early adoption is permitted.  Management is currently evaluating the impact of the guidance on Rurban's Condensed Consolidated Financial Statements.

ASC 2011-08  - Intangibles  - Goodwill and Other (Topic 350): Testing Goodwill for Impairment.

The ASU amends Topic 350 to permit an entity the option to first assess qualitative factors to determine whether it is more likely than not (50% threshold) that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test.  The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity's financial statements for the most recent annual or interim period have not yet been issued.  Management has decided to adopt the ASU as of September 30, 2011.

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

NOTE E — SEGMENT INFORMATION

As of and for the three months ended September 30, 2011

		Data		Total	Intersegment	Consolidated
Income statement information	Banking	Processing	Other	Segments	Elimination	Totals

Net interest income (expense)	$5,786,550	$(75,832)	$(325,286)	$5,385,433		$5,385,432

Non-interest income - external customers	1,719,808	747,650	7,464	2,474,922		2,474,922

Non-interest income - other segments	126,045	332,623	34,325	492,993	(492,993)	-

Total revenue	7,632,403	1,004,441	(283,497)	8,353,348	(492,993)	7,860,354

Non-interest expense	5,744,248	1,257,739	314,143	7,316,130	(492,993)	6,823,137

Significant non-cash items:
Depreciation and amortization	215,492	227,348	2,423	445,263	-	445,263
Provision for loan losses	297,368	-	-	297,368	-	297,368

Income tax expense (benefit)	429,321	(86,121)	(205,844)	137,356	-	137,356

Segment profit (loss)	$1,161,466	$(167,177)	$(391,796)	$602,493	$-	$602,493

Balance sheet information

Total assets	$618,000,292	$4,894,805	$5,885,002	$628,780,099	$(4,986,711)	$623,793,388

Goodwill and intangibles	$18,359,027	$380,748	$-	$18,739,775	$-	$18,739,775

Premises and equipment expenditures	$19,126	$103,932	$13,218	$136,276	$-	$136,276

NOTE E — SEGMENT INFORMATION

As of and for the three months ended September 30, 2010

		Data		Total	Intersegment	Consolidated
Income statement information	Banking	Processing	Other	Segments	Elimination	Totals

Net interest income (expense)	$5,336,846	$(95,642)	$(360,561)	$4,880,643		$4,880,643

Non-interest income - external customers	3,072,667	2,033,803	20,466	5,126,936		5,126,936

Non-interest income - other segments	23,399	297,671	-	321,070	(321,070)	-

Total revenue	8,432,912	2,235,832	(340,095)	10,328,649	(321,070)	10,007,579

Non-interest expense	6,985,683	2,317,726	348,452	9,651,861	(321,070)	9,330,791

Significant non-cash items:
Depreciation and amortization	235,390	555,208	12,977	803,575	-	803,575
Fixed asset & software impairment	-	-	-	-		-
Provision for loan losses	898,570	-	-	898,570	-	898,570

Income tax expense (benefit)	244	(27,803)	(220,137)	(247,696)	-	(247,696)

Segment profit (loss)	$548,415	$(54,091)	$(468,410)	$25,914	$-	$25,914

Balance sheet information

Total assets	$668,817,793	$12,150,499	$5,439,547	$686,407,839	$(5,218,082)	$681,189,757

Goodwill and intangibles	$18,991,531	$6,800,370	$-	$25,791,901	$-	$25,791,901

Premises and equipment expenditures	$253,022	$17,250	$-	$270,272	$-	$270,272

NOTE E — SEGMENT INFORMATION

As of and for the nine months ended September 30, 2011

		Data		Total	Intersegment	Consolidated
Income statement information	Banking	Processing	Other	Segments	Elimination	Totals

Net interest income (expense)	$16,622,347	$(232,379)	$(957,836)	$15,432,132		$15,432,132

Non-interest income - external customers	7,440,049	2,968,327	26,337	10,434,713		10,434,713

Non-interest income - other segments	225,643	1,054,121	109,325	1,389,089	(1,389,089)	-

Total revenue	24,288,039	3,790,069	(822,174)	27,255,934	(1,389,089)	25,866,845

Non-interest expense	18,377,084	4,121,215	1,171,896	23,670,195	(1,389,089)	22,281,106

Significant non-cash items:
Depreciation and amortization	660,666	676,626	6,981	1,344,273	-	1,344,273
Provision for loan losses	1,694,648	-	-	1,694,648	-	1,694,648

Income tax expense (benefit)	1,065,375	(112,589)	(451,906)	500,880	-	500,880

Segment profit (loss)	$3,150,932	$(218,557)	$(1,542,164)	$1,390,211	$-	$1,390,211

Balance sheet information

Total assets	$618,000,292	$4,894,805	$5,885,002	$628,780,099	$(4,986,711)	$623,793,388

Goodwill and intangibles	$18,359,027	$380,748	$-	$18,739,775	$-	$18,739,775

Premises and equipment expenditures	$508,950	$103,932	$13,218	$626,100	$-	$626,100

NOTE E — SEGMENT INFORMATION

As of and for the nine months ended September 30, 2010

		Data		Total	Intersegment	Consolidated
Income statement information	Banking	Processing	Other	Segments	Elimination	Totals

Net interest income (expense)	$16,317,471	$(367,603)	$(1,106,723)	$14,843,145		$14,843,145

Non-interest income - external customers	7,850,469	8,671,978	98,343	16,620,790		16,620,790

Non-interest income - other segments	73,209	893,824	428,773	1,395,806	(1,395,806)	-

Total revenue	24,241,149	9,198,199	(579,607)	32,859,741	(1,395,806)	31,463,935

Non-interest expense	19,687,929	17,563,271	1,356,697	38,607,897	(1,395,806)	37,212,091

Significant non-cash items:
Depreciation and amortization	741,837	3,120,117	44,489	3,906,443	-	3,906,443
Fixed asset & software impairment	-	4,892,231	-	4,892,231		4,892,231
Provision for loan losses	5,788,713	3,000,000	-	8,788,713	-	8,788,713

Income tax expense (benefit)	(842,714)	(3,986,484)	(678,756)	(5,507,954)	-	(5,507,954)

Segment profit (loss)	$(392,779)	$(7,378,588)	$(1,257,548)	$(9,028,915)	$-	$(9,028,915)

Balance sheet information

Total assets	$668,817,793	$12,150,499	$5,439,547	$686,407,839	$(5,218,082)	$681,189,757

Goodwill and intangibles	$18,991,531	$6,800,370	$-	$25,791,901	$-	$25,791,901

Premises and equipment expenditures	$411,571	$1,153,000	$-	$1,564,571	$-	$1,564,571

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

The following table presents the fair value measurements of assets measured at fair value on a recurring basis and the level within ASC 820 fair value hierarchy in which the fair value measurements fall at September 30, 2011 and December 31, 2010:

Fair Value Measurements Using:
Description	9/30/2011	(Level 1)	(Level 2)	(Level 3)
Available-for-Sale Securities:
U.S. Treasury and Government Agencies	$25,777,477	-	$25,777,477	-
Mortgage-backed securities	61,083,547	-	61,083,547	-
State and political subdivisions	17,493,801	-	17,493,801	-
Money Market Mutual Fund	237,052	237,052	-	-
Equity securities	23,000	-	23,000	-

Fair Value Measurements Using:
Description	Fair Values at 12/31/2010	(Level 1)	(Level 2)	(Level 3)
Available-for-Sale Securities:
U.S. Treasury and Government Agencies	$43,651,132	-	$43,651,132	-
Mortgage-backed securities	54,628,092	-	54,628,092	-
State and political subdivisions	32,297,779	-	32,297,779	-
Money Market Mutual Funds	2,162,055	2,162,055	-	-
Equity Securities	23,000	-	23,000	-

Level 1 – Quoted Prices in Active Markets for Identical Assets
Level 2 – Significant Other Observable Inputs
Level 3 – Significant Unobservable Inputs

Impaired Loans

Loans for which it is probable the Company will not collect all principal and interest due according to contractual terms are measured for impairment.  If the impaired loan is collateral dependent, then the fair value method of measuring the amount of impairment is utilized.  This method requires obtaining an independent appraisal of the collateral and applying a discount factor to the value based on the Company’s loan review policy.  All impaired loans held by the Company were collateral dependent at September 30, 2011 and December 31, 2010.

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

The following table presents the fair value measurements of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2011 and December 31, 2010:

Fair Value Measurements Using:
Description	Fair Values at 09/30/11	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$4,374,881	-	-	$4,374,881
Mortgage Servicing Rights	$2,709,222	-	-	$2,709,222

Fair Value Measurements Using:
Description	Fair Values at 12/31/2010	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$6,709,231	-	-	$6,709,231
Mortgage Servicing Rights	$3,190,389	-	-	$3,190,389
Foreclosed Assets	$1,054,500	-	-	$1,054,500
Goodwill (RDSI)	$380,748	-	-	$380,748
Intangible (RDSI)	$107,000	-	-	$107,000

There were no changes in the inputs or methodologies used to determine fair value during the quarter ended September 30, 2011 as compared to the quarter ended December 31, 2010.

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

Loans

The estimated fair value for loans receivable, including loans held for sale, net, is based on estimates of the rate State Bank would charge for similar loans at September 30, 2011 and December 31, 2010, applied for the time period until the loans are assumed to re-price or be paid.

Deposits & Other Borrowings

Deposits include demand deposits, savings accounts, NOW accounts and certain money market deposits. The carrying amount approximates the fair value. The estimated fair value for fixed-maturity time deposits, as well as borrowings, is based on estimates of the rate State Bank could pay on similar instruments with similar terms and maturities at September 30, 2011 and December 31, 2010.

The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties.  The estimated fair value for other financial instruments and off-balance-sheet loan commitments approximate cost at September 30, 2011 and are not considered significant to this presentation.

	Carrying	Fair
	Amount	Value

Financial assets
Cash and cash equivalents	$13,764,025	$13,764,000
Available-for-sale securities	104,614,877	104,615,000
Loans held for sale	10,589,706	10,872,000
Loans, net of allowance for loan losses	432,690,807	435,075,000
Federal Reserve and FHLB Bank stock	3,748,250	3,748,000
Accrued interest receivable	2,061,201	2,061,000

Financial liabilities
Deposits	$514,348,675	$516,396,000
Short-term borrowings	18,777,909	18,957,000
Notes payable	2,865,123	2,883,000
FHLB advances	12,939,598	13,314,000
Trust preferred securities	20,620,000	21,596,000
Accrued interest payable	2,704,466	2,704,000

	Carrying	Fair
	Amount	Value

Financial assets
Cash and cash equivalents	$30,417,813	$30,418,000
Available-for-sale securities	132,762,058	132,762,000
Loans held for sale	9,055,268	9,055,000
Loans, net of allowance for loan losses	420,829,017	424,144,000
Federal Reserve and FHLB Bank stock, at cost	3,748,250	3,748,000
Interest receivable	2,068,965	2,069,000

Financial liabilities
Deposits	$515,677,742	$519,123,000
Short-term borrowings	45,785,254	47,515,000
Notes payable	3,290,471	3,276,000
Federal Home Loan Bank advances	22,807,351	23,243,000
Trust preferred securities	20,620,000	20,862,000
Interest payable	1,971,587	1,972,000

NOTE G - SECURITIES

The amortized cost and approximate fair value of securities were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Approximate
	Cost	Gains	Losses	Fair Value
Available-for-Sale Securities:
September 30, 2011:
U.S. Treasury and
Government agencies	$25,598,965	$183,237	$(4,725)	$25,777,477
Mortgage-backed securities	60,298,111	848,499	(63,063)	61,083,547
State and political subdivisions	16,550,930	947,546	(4,675)	17,493,801
Money Market Mutual Fund	237,052	-	-	237,052
Equity securities	23,000	-	-	23,000

	$102,708,058	$1,979,282	$(72,463)	$104,614,877

		Gross	Gross
	Amortized	Unrealized	Unrealized	Approximate
	Cost	Gains	Losses	Fair Value
December 31, 2010:
U.S. Treasury and
Government agencies	$43,572,741	$298,653	$(220,262)	$43,651,132
Mortgage-backed securities	53,652,288	1,395,036	(419,232)	54,628,092
State and political subdivisions	31,552,709	895,794	(150,724)	32,297,779
Money Market Mutual Fund	2,162,055	-	-	2,162,055
Equity securities	23,000	-	-	23,000

	$130,962,793	$2,589,483	$(790,218)	$132,762,058

During the year, the Company realized gains from the sale of securities totaling $1,871,387.  These gains were part of a balance sheet deleveraging. These trades were executed with the assistance of an independent broker and were executed with market pricing.  The broker utilized for the trades was approved by the Company’s Board of Directors.

The amortized cost and fair value of securities available for sale at September 30, 2011, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale
	Amortized	Fair
	Cost	Value

Within one year	$857,178	$861,935
Due after one year through five years	6,474,552	6,585,364
Due after five years through ten years	8,495,511	8,631,401
Due after ten years	26,322,654	27,192,578
	42,149,895	43,271,278

Mortgage-backed securities, equity securities and money market mutual funds	60,558,163	61,343,599

Totals	$102,708,058	$104,614,877

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was $52,599,778 at September 30, 2011 and $30,412,621 at December 31, 2010.  The securities delivered for repurchase agreements were $21,995,134 at September 30, 2011 and $58,621,708 at December 31, 2010.

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost.  Total fair value of these investments was $13,567,012 at September 30, 2011 and $40,399,444 at December 31, 2010, which was approximately 13 and 30 percent, respectively, of the Company’s available-for-sale investment portfolio at such dates.  Based on evaluation of available evidence, including recent changes in market interest rates, credit rating information and information obtained from regulatory filings, management believes the declines in fair value for these securities are temporary.  Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.

Securities with unrealized losses at September 30, 2011 and December 31, 2010 were as follows:

September 30, 2011	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-Sale Securities:
U.S. Treasury and
Government agencies	$2,495,275	$(4,725)	$-	$-	$2,495,275	$(4,725)
Mortgage-backed securities	9,620,464	(35,254)	950,018	(27,809)	10,570,482	(63,063)
State and political subdivisions	501,255	(4,675)	-	-	501,255	(4,675)

	$12,616,994	$(44,654)	$950,018	$(27,809)	$13,567,012	$(72,463)

December 31, 2010	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-Sale Securities:
U.S. Treasury and
Government agencies	$11,483,130	$(220,262)	$-	$-	$11,483,130	$(220,262)
Mortgage-backed securities	20,281,713	(319,935)	1,164,431	(99,297)	21,446,144	(419,232)
State and political subdivisions	7,120,710	(126,113)	349,460	(24,611)	7,470,170	(150,724)

	$38,885,553	$(666,310)	$1,513,891	$(123,908)	$40,399,444	$(790,218)

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

The total unrealized loss on the municipal security portfolio is due to the holding of several municipal securities, all with individually insignificant losses.  During the quarter ended September 30, 2011, the number of municipal securities held by the Company was reduced significantly.

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

As of September 30, 2011, the Company was in compliance with all debt covenants of a financial nature related to its line of credit with FTB. The non-performing asset ratio was 2.02 percent, the year-to-date ROA was 66 basis points and the Tier 1 Capital Ratio was 7.95 percent.  In addition to the financial covenants, the loan agreement establishes the issuance of a regulatory order as an additional debt covenant violation.  Due to RDSI entering into a Consent Order with the Federal Reserve on March 9, 2011, the company has violated this debt covenant.  This covenant violation could result in the note being called by FTB.  This note, which has an outstanding balance of $1.5 million, matured on June 30, 2011, and was extended to October 31, 2011.  The Company and FTB have entered into a renewal of the loan agreement which requires periodic principal payments.  This new agreement requires full payment of the obligation by the new maturity date of December 31, 2013.

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

Balance Sheet Deleveraging

In a series of transactions completed during June of 2011, the Company completed a balance sheet deleveraging.  The deleveraging involved selling $43 million of investment securities with a weighted average yield of 3.97 percent, recognizing a gain on sale totaling $1.9 million.  The proceeds from the transaction were applied to the pay down of $32 million in borrowings with a weighted average rate of 4.64 percent.  The prepayment penalty for the pay down of $30 million in repos and $2 million in FHLB advances was $1.1 million.

Small Business Lending Fund

The Company applied for $21.5 million in capital from the Small Business Lending Fund (SBLF) in January of 2011.  Subsequent to that application, changes were made to the program that prevented the Company’s participation.  The Company has no immediate plans to issue any of the preferred shares that were authorized by shareholders and contemplated to be issued as part of the SBLF application.

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

Impact of Accounting Changes

None

Nine Months Ended September 30, 2011 compared to Nine Months Ended September 30, 2010

Net Income: For the first nine months of 2011, Rurban reported net income of $1.39 million, or $0.29 per diluted share, compared to a net loss of $9.03 million, or ($1.86) per diluted share, for the first nine months of 2010.

Asset Quality Review ($ in Thousands)	Sept. 30, 2011	December 31, 2010	Sept. 30, 2010
Net charge-offs - for the quarter ended	$506	$1,535	$1,448
Net charge-offs - year to date	$2,175	$10,902	$9,367
Non-performing loans	$7,331	$12,283	$10,107
OREO / OAO	$1,970	$1,538	$1,947
Non-performing assets	$9,301	$13,822	$12,054
Non-performing assets / Total assets	1.49%	2.09%	1.77%
Allowance for loan losses / Total loans	1.42%	1.57%	1.52%
Allowance for loan losses / Non-performing loans	85.1%	54.7%	63.8%

Provision for Loan Losses: The provision for loan losses for the first nine months of 2011 was $1.7 million compared to $8.8 million for the prior year first nine months. The lower provision reflects the improving quality of State Bank’s loan portfolio and slower migration of problem credits to non-performing status, as well as a recovering economy. As of September 30, 2011, the allowance for loan losses stood at $6.2 million, or 1.42 percent of total loans, compared to 1.52 percent for the prior year. The Company’s non-performing assets (“NPAs”) at September 30, 2011 were $9.3 million, down $2.8 million, or 23.1 percent, since September 30, 2010. At September 30, 2011, NPAs were 1.49 percent of assets compared to 1.77 percent at September 30, 2010.

Consolidated Revenue: Total revenue, consisting of net interest income and noninterest income, was $25.9 million for the first nine months of 2011, a decline of $4.8 million, or 15.6 percent, from the $30.7 million generated during the first nine months of 2010.   Absent securities gains in 2011 and 2010 of $1.9 million and $0.45 million, respectively, total revenue was down $6.2 million due to the large decline in data servicing fees and the lower gains on mortgage loan sales.

Net interest income was $15.4 million for the first nine months of 2011, an increase of $0.59 million, or 4.0 percent, from the $14.8 million reported in the year earlier period; a $4.2 million decline in average earning assets was partially offset by a fourteen basis point improvement in the tax equivalent net interest margin, to 3.79 percent.

Noninterest income was $10.4 million for the first nine months of 2011 compared to $15.8 million for the prior year period.  During the second quarter of 2011, a significant deleveraging of the Company’s balance sheet was executed.  This deleveraging resulted in net gains from the sales of securities of $1.9 million.  Excluding $1.9 and $0.53 million of nonrecurring investment gains and recoveries from the first nine months of 2011 and 2010, respectively, noninterest income from operations declined by $6.8 million, or 44.4 percent, from the prior year, primarily from the $5.7 million decline in data service fees.

Wealth management fees generated by Reliance Financial Services, a division of State Bank, were $2.0 million for the first nine months of 2011, up $0.11 million, or 5.8 percent, from the prior year; assets under management now stand at $289 million.  Customer service fees of $1.88 million for the first nine months of 2011 were virtually unchanged from the prior year.

State Bank originated $135.1 million of mortgage loans in the first nine months of 2011.  These 2011 originations and subsequent sales resulted in $2.1 million of gains, which compares to gains of $2.65 million for the first nine months of 2010.  The 21.2 percent decline in gains from mortgage sales in 2011 reflects the impact of a 20.9 percent decline in mortgages sold.  In addition to the gains from mortgage sales, the Company sold other loans that generated gains of $0.08 million and $0.23 million in the first nine months of 2011 and 2010, respectively.

Consolidated Noninterest Expense: Noninterest expense for the first nine months of 2011 was $22.3 million compared to $36.4 million for the prior year.  The prior year comparisons were significantly impacted by the large write-down’s taken in the second quarter of 2010 due to the failed implementation of the Single Source software.  Total compensation and benefits was down $3.4 million from the prior year, which reflects a lower level of employees and reduced overtime cost as compared to 2010 due to the data processing conversion.  Expenses related to client loss at RDSI were also significantly down from the prior year.  The 42 full time equivalent (FTE) headcount decline represents a workforce reduction of 16 percent during the course of the year, from 257 FTE to 215 (FTE) at September 30, 2011.  Year to date, the Company has incurred valuation adjustments on its Originated Mortgage Servicing Rights (OMSRs) of $0.89 million.

In the first nine months of 2010, RDSI incurred expense write-downs related to Single Source software in the amount of $6.9 million.  These included equipment write-downs of $1.2 million and a software impairment of $4.9 million.  The Company had an OREO impairment of $0.22 million.  In addition, due to the higher level of data servicing fees, RDSI had significant expense relative to postage processing.

Income Taxes:  Income taxes for the first nine months of 2011 were $0.50 million compared to a tax benefit of $5.5 million for the prior year.  Due to the termination of several life insurance policies for prior executives, the Company generated a significant tax liability in the first quarter of 2011.  While this liability may be offset against the Company’s tax losses going forward, the accounting treatment requires a tax expense in the current year.  The prior year tax benefit was due to the significant losses the Company incurred due to the failed Single Source software implementation at RDSI.

Three Months Ended September 30, 2011 compared to Three Months Ended September 30, 2010

Net Income: Net income for the three months ended September 30, 2011 was $0.60 million or $0.12 per diluted share, compared to net income of $0.03 million, or $0.01 per diluted share, for the three months ended September 30, 2010.  For the quarter, the Banking Group (consisting primarily of The State Bank and Trust Company), had net income of $1.16 million which is flat to the net income of $1.16 million from the linked quarter, but up from the net income of $0.55 million from the year ago quarter.  RDSI reported a net loss of $0.17 million compared to net income of $0.14 million from the linked quarter and a net loss of $0.05 million from the year ago third quarter. In the linked quarter, RDSI had a contract buyout, which increased net income.

Provision for Loan Losses: The third quarter provision for loan losses was $0.3 million compared to $0.9 million and $0.9 million, respectively, for the linked and year-ago quarters.  Total net charge-offs for the quarter were $0.51 million compared to $1.1 million for the linked quarter and $1.4 million for the prior year third quarter.

Consolidated Revenue: Total revenue, consisting of net interest income and noninterest income, was $7.9 million for the third quarter of 2011, compared to $10.3 million for the linked quarter and $9.4 million generated during the 2010 second quarter.

Net interest income was $5.4 million, an increase of $0.50 million, or 10.3 percent, from the $4.9 million reported in the year earlier quarter.  Compared to the linked quarter, net interest income is up $172 thousand due to an increase in average earning assets and lower cost of funds.

Noninterest income was $2.5 million for the 2011 third quarter compared to $4.5 million for the prior year period with the reduction all due to data service fee declines.  Compared to the linked quarter, adjusted for the $1.9 million gain realized in the linked quarter, noninterest income is down $0.70 million due to RDSI fees.  During the quarter, the Banking Group generated fees from Wealth Management of $0.63 million, Customer service fees of $0.66 million and Gain on sale of mortgage loans of $1.1 million.

Consolidated Noninterest Expense:  Noninterest expense for the third quarter of 2011 was $6.8 million compared to $8.7 million in the prior-year third quarter.  Total compensation and benefits for the third quarter was down $0.5 million from the prior year, which reflects the reduction of 42 employees from the prior year.  Compared to the linked quarter, expenses were down $1.6 million, which is an 18.8 percent decrease. The majority of the decrease was due to the FHLB prepayment penalty of $1.1 million in the linked quarter.

Income Taxes:  Income taxes for the third quarter of 2011 were $0.14 million compared to a benefit of $0.25 million for the third quarter of 2010.  The current quarter’s income tax rate of 18.6 percent is a reflection of the tax exempt level of securities and loans on the Company’s balance sheet.  The tax rate will rise in future quarters as the Company reduced its exposure to tax exempt securities as part of the balance sheet deleveraging.

Changes in Financial Condition:

Total assets as of September 30, 2011 were $623.8 million, up by $5.7 million, or .9 percent, from the linked quarter, and down by $57.4 million, or 8.4 percent, from the year-earlier quarter.  In a series of transactions completed during June of 2011, State Bank sold $43 million of investment securities with a weighted average yield of 3.97 percent, recognizing a gain on sale of $1.9 million.  The proceeds were applied to the pay down of $32.0 million in borrowings with a weighted average rate of 4.64 percent.  The prepayment penalty for the pay down of the $30 million in repos and $2 million in Federal Home Loan Bank (FHLB) advances was $1.1 million.

Total loans increased by $1.3 million from the linked quarter to $438.9 million, and are up from the prior year by $13.9 million, or 3.3 percent, when total loans were $425.0 million.  As of September 30, 2011, real estate related loans comprised 77 percent of the loan portfolio.  The total loan portfolio includes $98.8 million in residential real estate, $89.8 million in investor owned commercial real estate and $38.6 million in home equity loans.  Total deposits at $514.3 million are up $18.4 million from the linked quarter but are down $8.0 million from the September 2010 quarter.  Due to the deleveraging, total wholesale borrowings (FHLB, repos, fed funds) declined to $31.6 million from $75.5 million in the September 2010 quarter.  Total equity balances are up $1.9 million from the linked quarter but are down $6.2 million from the prior year due to the losses at RDSI.

Capital Resources

At September 30, 2011, actual capital levels (in millions) and minimum required levels were as follows:

	Actual		Minimum Required For Capital Adequacy Purposes		Minimum Required To Be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital (to risk weighted assets)

Consolidated	$50.9	11.2%	$36.3	8.0%	$-	N/A
State Bank	$53.3	11.9%	$36.0	8.0%	$45.0	10.0%

Both the Company and State Bank were categorized as well capitalized at September 30, 2011.

LIQUIDITY

Liquidity relates primarily to the Company’s ability to fund loan demand, meet deposit customers’ withdrawal requirements and provide for operating expenses.  Assets used to satisfy these needs consist of cash and due from banks, federal funds sold, interest-earning deposits in other financial institutions, securities available-for-sale and loans held for sale.  These assets are commonly referred to as liquid assets.  Liquid assets were $129.0 million at September 30, 2011 compared to $172.3 million at December 31, 2010.

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

As noted in Note H, the Company is in violation of a debt covenant related to its borrowing facility with First Tennessee Bank. This facility matured on October 31, 2011 and has been renewed to December 31, 2013.

The cash flow statements for the periods presented provide an indication of the Company’s sources and uses of cash, as well as an indication of the ability of the Company to maintain an adequate level of liquidity.  A discussion of the cash flow statements for the nine months ended September 30, 2011 and September 30, 2010 follows.

The Company experienced positive cash flows from operating activities for the nine months ended September 30, 2011 and for the nine months ended September 30, 2010.  Net cash from operating activities was $6.6 million for the nine months ended September 30, 2011 and $8.5 million for the nine months ended September 30, 2010.  Highlights include $135.7 million in proceeds from the sale of loans, which is down $36.0 million from the prior year.  Originations of loans held for sale was a use of cash of $135.1 million, which is also down from the prior year, by over $30.3 million.  For the first nine months of 2011, the Company had depreciation and amortization of $1.3 million, provision for loan loss of $1.7 million, gain on sale of mortgage loans of $2.1 million and gain on sale of securities of $1.9 million.  This compares to depreciation and amortization of $3.6 million, provision for loan loss of $8.8 million, gain on sale of  mortgage loans of $2.5 million and gain on sale of securities of $0.5 million for the first nine months of 2010.  In addition, the prior year included software and fixed asset impairments of $4.9 million.

The Company experienced positive cash flows from investing activities for the nine months ended September 30, 2011 and for the nine months ended September 30, 2010. Net cash flow from investing activities was $15.3 million for the nine months ended June 30, 2011 and $6.7 million for the nine months ended September 30, 2010. Highlights include $36.6 million in purchases of available-for-sale securities, which is down $15.5 million from the prior year.  These cash payments were offset by $65.6 million in proceeds from maturities and sales of securities, which is up $22.8 million from the prior year. These transactions all related to the balance sheet restructuring detailed in the financial analysis discussion.  The Company terminated several life insurance policies on retired executives and realized a cash inflow of $1.3 million. The Company experienced a $15.7 million negative change in loans, which is down $29.3 million from the prior year, when the change in loans was a positive $13.6 million. Sales of foreclosed assets provided cash of $1.4 million for the nine months ended September 30, 2011 and $4.3 million for the nine months ended September 30, 2010.

The Company experienced negative cash flows from financing activities in the amount of $38.6 million for the nine months ended September 30, 2011 and positive cash flow from financing activities in the amount of $20.5 million for the nine months ended September 30, 2010. Highlights include a $8.1 million decrease in non time deposits for the nine months ended September 30, 2011, which compares unfavorably with a $23.1 million increase in non time deposits for the nine months ended September 30, 2010.  The Company had a net negative cash flow from FHLB advance activity of $9.9 million in the first nine months of 2011 and a net negative cash flow of $9.2 million for the first nine months of 2010.  During the nine months ended September 30, 2011, the company sold repos of $27.0 million.

Off-Balance-Sheet Borrowing Arrangements:

Significant additional off-balance-sheet liquidity is available in the form of FHLB advances, unused federal funds lines from correspondent banks, and a line of credit with a regional bank.  Management expects the risk of changes in off-balance-sheet arrangements to be immaterial to earnings.

The Company’s commercial real estate, residential first and multi-family mortgage portfolios are currently pledged to FHLB under a blanket lien.  The total amount pledged to meet FHLB collateralization requirements as of September 30, 2011, and December 31, 2010, were $275.0 million, and $264.9 million, respectively.  Based on the current collateralization requirements of the FHLB, the Company had approximately $20.5 million of additional borrowing capacity at September 30, 2011. The Company also had $27.8 million in unpledged securities that may be used to pledge for additional borrowings.

At September 30, 2011, the Company had federal funds lines totaling $11.5 million, with zero outstanding.  The Company also has a $5.0 million line of credit with a regional bank (detailed in Note H), with advances totaling $1.5 million at September 30, 2011.

The Company’s contractual obligations as of September 30, 2011 were comprised of long-term debt obligations, other debt obligations, operating lease obligations and other long-term liabilities.  Long-term debt obligations are comprised of FHLB advances of $12.9 and repos of $18.8 million.  Other debt obligations are comprised of trust preferred securities of $20.6 million and notes payable of $2.9 million.  Total time deposits at September 30, 2011 were $221.7 million, of which $98.1 million matures beyond one year.  The operating lease obligations are leases on the RDSI-South building of $87.5 thousand per year, the RDSI-North building of $162 thousand per year, the DCM-Lansing facility of $104.6 thousand per year, the State Bank branch at Northtowne of $65 thousand per year and the State Bank branch at Chief of $24 thousand per year.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended September 30, 2011, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

On January 18, 2011, the Company’s subsidiary, RDSI, filed a lawsuit against New Core Holdings, Inc. (“New Core”) in the Court of Common Pleas, Defiance County, Ohio (Case No. 11-CV-41125).  RDSI’s complaint alleges, among other things, that New Core breached its loan agreement, promissory notes, merger agreement and certain other agreements entered into between RDSI and New Core in connection with the previously planned merger of RDSI with New Core.  RDSI’s complaint seeks, among other things, recovery of an amount in excess of $3,260,000, plus costs and expenses, including attorneys’ fees, an order directing the release of certain software collateral, and a declaration that RDSI has no obligation to advance any additional loans or pay any additional funds to New Core.  New Core subsequently removed this lawsuit to the United States District Court for the Northern District of Ohio (Case No. 3:11cv366).  New Core filed an answer to the complaint on October 14, 2011. At this time, the Company is unable to predict the likelihood of RDSI’s success on its claims, or the amount of any damages that may be awarded to RDSI or New Core in this lawsuit.

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

RDSI currently provides data processing services exclusively to State Bank, as RDSI has discontinued offering data processing services to other client banks.  However, RDSI continues to offer item processing and network services, and expects to maintain those primary businesses going forward.  The current customer base at RDSI is significantly lower than the prior year and RDSI anticipates normal levels of attrition going forward.  Should RDSI be unable to replace lost clients and expand its existing client base, revenue will decline and additional operating losses within that business segment are likely to occur.  In addition, the issuance of a Consent Order at RDSI increases the chances that clients may choose to not utilize RDSI for processing services.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of Common Shares

The Company did not have any repurchases of common shares during the nine months ended September 30, 2011.

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
The following materials from Rurban Financial Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as of September 30, 2011 (unaudited) and December 31, 2010; (ii) the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and 2010 (unaudited); (iii) the Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three and nine months ended September 30, 2011 and 2010 (unaudited); (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010 (unaudited); and (v) the Notes to Condensed  Consolidated Financial Statements (unaudited) tagged as blocks of text.  *

* Pursuant to Rule 406T of SEC Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are furnished and not deemed filed or part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those Sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

RURBAN FINANCIAL CORP.

Date: November 14, 2011	By	/s/ Mark A. Klein
Mark A. Klein
President & Chief Executive Officer

	By	/s/ Anthony V. Cosentino
Anthony V. Cosentino
Executive Vice President &
Chief Financial Officer