Form 10-K
period 2011-12-31
RURBAN FINANCIAL CORP
filed 2012-03-30
CIK 767405

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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

The aggregate market value of the common shares of the registrant held by non-affiliates computed by reference to the price at which the common shares were last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $14,828,426.

The number of common shares of the registrant outstanding at March 30, 2012 was 4,861,779.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s 2011 Annual Report are incorporated by reference in Part II of this Annual Report on Form 10-K.

Portions of the Registrant’s definitive Proxy Statement for its Annual Meeting of Shareholders to be held on April 26, 2012 are incorporated by reference into Part III of this Annual Report on Form 10-K.

RURBAN FINANCIAL CORP.

2011 ANNUAL REPORT ON FORM 10-K

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

Through its direct and indirect subsidiaries, The State Bank and Trust Company (“State Bank”), RFCBC, Inc. (“RFCBC”), Rurbanc Data Services, Inc. dba RDSI Banking Systems (“RDSI”), Rurban Mortgage Company (“RMC”), Rurban Investments, Inc. (“RII”), SBT Insurance, LLC (“SBI”), Rurban Statutory Trust I (“RST I”), and Rurban Statutory Trust II (“RST II”), the Company is engaged in a variety of activities, including commercial banking, data and item processing, and trust and financial services, as explained in more detail below. State Bank owns all of the outstanding stock of Rurban Mortgage Company (“RMC”), Rurban Investments Inc. (“RII”) and SBT Insurance, LLC (“SBI”).

General Description of Holding Company Group

State Bank

State Bank is an Ohio state-chartered bank, which offers a full range of commercial banking services, including checking accounts, passbook savings, money market accounts and time certificates of deposit; automatic teller machines; commercial, consumer, agricultural and residential mortgage loans (including “Home Value Equity” line of credit loans); personal and corporate trust services; commercial leasing; bank credit card services; safe deposit box rentals; Internet and telephone banking; and other personalized banking services. The trust and financial services division of State Bank, Reliance Financial Services (“RFS”), offers various trust and financial services, including asset management services for individuals and corporate employee benefit plans, as well as brokerage services through PrimeVest Financial Services. State Bank presently operates nineteen banking centers located within the Ohio counties of Allen, Defiance, Fulton, Lucas, Paulding, Wood and Williams, and one located in Allen County, Indiana. State Bank also presently operates two Loan Production Offices, one in Franklin County, Ohio and one in Steuben County, Indiana. At December 31, 2011, State Bank had 182 full-time equivalent employees.

RFCBC

RFCBC is an Ohio corporation and wholly-owned subsidiary of the Company that was incorporated in August 2004. RFCBC operates as a loan subsidiary in servicing and working out problem loans. At December 31, 2011, RFCBC had no employees.

RDSI

RDSI has been in operation since 1964 and became an Ohio corporation in June 1976. RDSI has one operating location in Defiance, Ohio. In September 2006, RDSI acquired Diverse Computer Marketers, Inc. (“DCM”) which was merged into RDSI effective December 31, 2007, and now operates as a division of RDSI doing business as “DCM”. DCM has one operating location in Lansing, Michigan.

RDSI provides item processing and related services to community banks located in Illinois, Indiana, Kentucky, Michigan, Ohio and Wisconsin. At December 31, 2011, RDSI had 26 full-time equivalent employees.

3.

RMC

RMC is an Ohio corporation and wholly-owned subsidiary of State Bank. RMC is a mortgage company; however, it ceased originating mortgage loans in the second quarter of 2000 and is presently inactive. At December 31, 2011, RMC had no employees.

RII

RII is a Delaware corporation and wholly-owned subsidiary of State Bank. RII is an investment company that engages in the purchase and sale of investments. At December 31, 2011, RII had no employees.

SBI

SBI is an Ohio corporation and wholly-owned subsidiary of State Bank. SBI is an insurance company that engages in the sale of insurance products to retail and commercial customers of State Bank. At December 31, 2011, SBI had no employees.

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

Recent Developments

The Company returned to profitability during 2011 with net income of $1.7 million. This was a dramatic improvement from the loss of $15.6 million incurred for 2010. Our Banking subsidiary, State Bank, had net income of $4.8 million, while our technology subsidiary, RDSI, lost $1.4 million during 2011.

Improvements in problem assets continued to be a strong part of the Company’s increase in profitability during 2011. At December 31, 2011, non-performing assets had declined $3.8 million from the prior year. The level of non-performing assets to total assets fell to 1.77 percent from 2.26 percent for the prior year. (The Company began to include accruing restructured loans in non-performing assets during 2011). Loan delinquency ended the year at 1.54 percent of total loans at December 31, 2011, versus 2.77 percent at December 31, 2010.

Mortgage loan production continued to be a significant part of our business model during 2011. For the year, the Company originated $220 million in residential loans. During the year, the Company sold $199 million of originated balances and had net mortgage banking revenue of $2.7 million.

Operating expense was reduced dramatically during 2011 as expenses at RDSI declined due to customer losses and goodwill impairment. State Bank made efforts to become more efficient with the reduction of 14 FTE.

4.

State Bank’s loan loss provision totaled $2.0 million for 2011, which was down substantially from the $10.6 million incurred during 2010. The provision level for 2011 was just slightly below the $2.2 million of net charge-offs incurred during the year.

RDSI continued to recover during 2011 from the significant losses incurred during 2010. While RDSI still suffered a net loss in 2011 ($1.4 million), it was substantially improved from the $14.0 million loss incurred during 2010. The 2011 results include a goodwill impairment of $380,748, which reduced the RDSI goodwill and intangible value to zero. RDSI also incurred losses on assets that are no longer in use of $608,585.

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

RDSI and DCM also operate in a highly competitive field. RDSI and DCM compete primarily on the basis of the value and quality of their item processing services and convenience to their customers.

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

5.

The Company is subject to the reporting requirements of, and examination and regulation by, the Federal Reserve Board. The Federal Reserve Board has extensive enforcement authority over bank holding companies, including, without limitation, the ability to assess civil money penalties, issue cease and desist or removal orders, and require that a bank holding company divest subsidiaries, including its subsidiary banks. In general, the Federal Reserve Board may initiate enforcement actions for violations of laws and regulations and for unsafe or unsound practices. A bank holding company and its subsidiaries are prohibited from engaging in certain tying arrangements in connection with extensions of credit and/or the provision of other property or services to a customer by the bank holding company or its subsidiaries.

Under Federal Reserve Board policy, a bank holding company is expected to act as a source of financial strength to its subsidiary banks and to commit resources to support its subsidiary banks. Pursuant to this policy, the Federal Reserve Board may require a bank holding company to contribute additional capital to an undercapitalized subsidiary bank and may disapprove of the payment of dividends to shareholders if the Federal Reserve Board determines that the payment of such dividends would be an unsafe or unsound practice.

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

The Federal Home Loan Banks (“FHLBs”) provide credit to their members in the form of advances. As a member of the FHLB of Cincinnati, State Bank must maintain certain minimum investments in the capital stock of the FHLB of Cincinnati. State Bank was in compliance with these requirements at December 31, 2011.

6.

Dividends

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

The ability of the Company to obtain funds for the payment of dividends and for other cash requirements is largely dependent on the amount of dividends that may be declared by its subsidiaries. State Bank may not pay dividends to the Company if, after paying such dividends, it would fail to meet the required minimum levels under the risk-based capital guidelines and the minimum leverage ratio requirements. State Bank must obtain the approval of the Federal Reserve Board and the Ohio Division of Financial Institutions if a dividend in any year would cause the total dividends for that year to exceed the sum of the current year’s net profits and the retained net profits for the preceding two years, less required transfers to surplus. At December 31, 2011, State Bank had $2.2 million of excess earnings over the preceding three years.

Payment of dividends by State Bank may be restricted at any time at the discretion of the regulatory authorities, if they deem such dividends to constitute an unsafe and/or unsound banking practice. As of December 31, 2011 State Bank was required to obtain regulatory approval to pay dividends to the Company.   In addition, the Company’s deferral of interest on its trust preferred securities also prohibits payments of common stock dividends. These provisions could have the effect of limiting the Company’s ability to pay dividends on its outstanding common shares. Moreover, the Federal Reserve Board expects the Company to serve as a source of strength to its subsidiary banks, which may require it to retain capital for further investment in the subsidiary, rather than for dividends to shareholders of the Company.

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

7.

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

The Company’s management believes that the Company and State Bank, at year end 2011, satisfied all requirements to be deemed “well capitalized”.

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

8.

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

9.

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

Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) was enacted into law on July 21, 2010. The Dodd-Frank Act is significantly changing the regulation of financial institutions and the financial services industry. Because the Dodd-Frank Act requires various federal agencies to adopt a broad range of regulations with significant discretion, many of the details of the new law and the effects they will have on the Company will not be known for months and even years.

Among the provisions already implemented pursuant to the Dodd-Frank Act, the following provisions have or may have an effect on the business of the Corporation and its subsidiaries:

•	a new Consumer Financial Protection Bureau has been formed with broad powers to adopt and enforce consumer protection regulations;

•	the federal law prohibiting the payment of interest on commercial demand deposit accounts was eliminated effective in July 2011;

•	the standard maximum amount of deposit insurance per customer was permanently increased to $250,000 and non-interest-bearing transaction accounts have unlimited insurance through December 31, 2012;

•	the assessment base for determining deposit insurance premiums has been expanded from domestic deposits to average assets minus average tangible equity; and

•	public companies in all industries are or will be required to provide shareholders the opportunity to cast a non-binding advisory vote on executive compensation.

Additional provisions not yet implemented that may have an effect on the Company and its subsidiaries include the following:

•	new capital regulations for bank holding companies will be adopted, which may impose stricter requirements, and any new trust preferred securities issued after May 19, 2010 will no longer constitute Tier I capital; and

10.

•	new corporate governance requirements applicable generally to all public companies in all industries will require new compensation practices and disclosure requirements, including requiring companies to “claw back” incentive compensation under certain circumstances, to consider the independence of compensation advisors and to make additional disclosures in proxy statements with respect to compensation matters.

Many provisions of the Dodd-Frank Act have not yet been implemented and will require interpretation and rule making by federal regulators. As a result, the ultimate effect of the Dodd-Frank Act on the Company cannot yet be determined. However, it is likely that the implementation of these provisions will increase compliance costs and fees paid to regulators, along with possibly restricting the operations of the Company and its subsidiaries.

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

Item 1A.    Risk Factors

Cautionary Statement Regarding Forward-Looking Information

Certain statements contained in this Annual Report on Form 10-K, and in other statements that we make from time to time in filings by the Company with the SEC, in press releases, and in oral and written statements made by or with the approval of the Company which are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Examples of forward-looking statements include: (a) projections of income or expense, earnings per share, the payment or non-payment of dividends, capital structure and other financial items; (b) statements of plans and objectives of the Company or our Board of Directors or management, including those relating to products and services; (c) statements of future economic performance; (d) statements of future customer attraction or retention; and (d) statements of assumptions underlying these statements. These forward-looking statements include, but are not limited to, statements preceded by or that include the words or phrases “anticipates”, “believes”, “plans”, “intends”, “expects”, “projects”, “estimates”, “should”, “may”, “would be”, “will allow”, “will likely result”, “will continue”, “will remain”, or similar expressions.

11.

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

12.

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

On March 9, 2011, Rurban Financial Corp. (“Rurban”) and its wholly-owned nonbank data services subsidiary, Rurbanc Data Services, Inc., dba RDSI Banking Systems (“RDSI”), entered into a Consent Order (the “Consent Order”) with the Federal Reserve Board that directs RDSI to take certain actions to strengthen its financial condition and operations. Rurban’s banking subsidiary, The State Bank and Trust Company, is not a party to the Consent Order.

The Consent Order specifies, among other conditions, that RDSI must strengthen board oversight of critical areas of operations, maintain appropriate capital levels, strengthen working capital management, and modify its strategic plan to improve earnings. While the Consent Order remains in effect, RDSI is prohibited from declaring or paying any dividends to Rurban without the prior approval of the Federal Reserve Board, and Rurban is prohibited from making any capital investments in or loans to RDSI without the prior approval of the Federal Reserve Board.

The existence of this consent order inhibits the ability of RDSI to secure new clients as well as to retain esisting clients.

13.

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

The Dodd-Frank Act may adversely impact our results of operations and financial condition.

On July 21, 2010, the Dodd-Frank Act was signed into law. The Dodd-Frank Act represents a comprehensive overhaul of the financial services industry within the United States. There are a number of reform provisions that are likely to significantly impact the ways in which banks and bank holding companies, including the Corporation and the Bank, do business. Many provisions of the Dodd-Frank Act will not be implemented immediately and will require interpretation and rule making by federal regulators. The Company is closely monitoring all relevant sections of the Dodd-Frank Act to ensure continued compliance with laws and regulations. While the ultimate effect of the Dodd-Frank Act on the Company and its subsidiaries cannot currently be determined, the law and its implemented rules and regulations are likely to result in increased compliance costs and fees paid to regulators, along with possible restrictions on the operations of the Company and it subsidiaries, all of which may have a material adverse affect on the Company’s operating results and financial condition.

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

14.

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

15.

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

16.

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

Main Banking Center & Corporate Offices	401 Clinton Street, Defiance, OH
Angola LPO	908 North Wayne Street, Suite A, Angola, IN
Bryan Banking Center	1419 West High Street, Bryan, OH
Chief Banking Center	705 Deatrick Street, Defiance, OH
Columbus LPO	109 South High, Dublin, OH
Delta Banking Center	312 Main Street, Delta, OH
Fort Wayne Banking Center	12832 Coldwater Road, Fort Wayne, IN
Luckey Banking Center	235 Main Street, Luckey, OH
Lyons Banking Center	133 East Morenci Street, Lyons, OH
Market Street Banking Center	930 West Market Street, Lima, OH
Montpelier Banking Center	1201 East Main Street, Montpelier, OH
Motor Bank Drive-thru	510 Third Street, Defiance, OH
Northtowne Banking Center	1600 North Clinton Street, Defiance, OH
Oakwood Banking Center	218 North First Street, Oakwood, OH
Paulding Banking Center	220 North Main Street, Paulding, OH
Perrysburg Banking Center	610 East South Boundary Street, Perrysburg, OH
Pioneer Banking Center	119 South State Street, Pioneer, OH
Sylvania Banking Center	6401 Monroe Street, Sylvania, OH
Walbridge Banking Center	311 Main Street, Walbridge, OH
Wauseon Banking Center	515 Parkview, Wauseon, OH
West Unity Banking Center	112 East Jackson Street, West Unity, OH

The State Bank and Trust Company has entered into an operating lease with Remax Reality for various office storage. RDSI leases office space located at 7622 St Rt. 66, Defiance, Ohio, office space located at 104 Depot Street, Archbold, Ohio and office space located at 105 East Holland Street, Archbold, Ohio.  RDSI (DCM) leases office space located at 3101 Technology Blvd., Suite B, Lansing, Michigan.

Item 3.    Legal Proceedings.

On January 18, 2011, the Company’s subsidiary, RDSI, filed a lawsuit against New Core Holdings, Inc. (“New Core”) in the Court of Common Pleas, Defiance County, Ohio (Case No. 11-CV-41125). RDSI’s complaint alleges, among other things, that New Core breached its loan agreement, promissory notes, merger agreement and certain other agreements entered into between RDSI and New Core in connection with the previously planned merger of RDSI with New Core. RDSI’s complaint seeks, among other things, recovery of an amount in excess of $3,260,000, plus costs and expenses, including attorneys’ fees, an order directing the release of certain software collateral, and a declaration that RDSI has no obligation to advance any additional loans or pay any additional funds to New Core. New Core subsequently removed this lawsuit to the United States District Court for the Northern District of Ohio (Case No. 3:11cv366). New Core filed an answer to the complaint on October 14, 2011. On December 30, 2011, New Core filed an amended answer and counterclaims alleging that RDSI breached the merger agreement and certain other agreements and also breached its fiduciary duties to New Core. At this time, the Company is unable to predict the likelihood of RDSI’s success on its claims, or the amount of any damages that may be awarded to RDSI or New Core in this lawsuit.

17.

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

Item 4. Mine Safety Disclosures.

Not Applicable

18.

Supplemental Item: Executive Officers of the Registrant.

The following table lists the names and ages of the executive officers of the Company as of March 30, 2012, the positions presently held by each executive officer and the business experience of each executive officer during the past five years. Unless otherwise indicated, each person has held his principal occupation(s) for more than five years.

Name	Age	Position(s) Held with the Company and its Subsidiaries and Principal Occupation(s)

Mark A. Klein	57	President, and Chief Executive Officer of the Company since January 2010; Director of the Company since February 2010; President and Chief Executive Officer of State Bank since January 2006; Director of State Bank since 2006; President of RDSI since October 2011; Member of RFS Investment Committee since March 2007. Senior Vice President Private Banking of Sky Bank, Toledo, Ohio from 2004 to January 2006; Vice President and Team Leader of Sky Bank, Toledo, Ohio from 2000 to 2004; Executive Vice President and Senior Lender of $450 million Sky Bank affiliate from 1994 to 1999; 12 year Member of Defiance City School Board of Education; Member of Defiance Area Foundation Board (non-profit); Member of Promedica-Defiance Regional Medical Center Foundation Board.

Anthony V. Cosentino	50	Executive Vice President and Chief Financial Officer of the Company and State Bank since March 2010; Chief Financial Officer of RDSI since October 2011; Member of RFS Investment Committee since 2010. Vice President for Financial Planning and Analysis at AmTrust Financial Corporation from June 2006 to December 2009. Chief Financial Officer of Fifth Third Bank of Northeastern Ohio, a subsidiary of Fifth Third Bancorp, from August 1994 to May 2006.

Jonathan R. Gathman	38	Executive Vice President and Senior Lending Officer of the Company since October 2005; Senior Vice President and Commercial Lending Manager from June 2005 through October 2005; Vice President and Commercial Lender from February 2003 through June 2005. Began working for The State Bank and Trust Company in May 1996.

Statistical Financial Information Regarding the Company

The following schedules and tables analyze certain elements of the consolidated balance sheets and statements of income of the Company and its subsidiaries, as required under Exchange Act Industry Guide 3 promulgated by the SEC, and should be read in conjunction with the narrative analysis presented in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements of the Company and its subsidiaries incorporated herein by reference from the Company’s 2011 Annual Report.

19.

I.	DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

The following are the condensed average balance sheets for the years ending December 31 and the interest earned or paid on such amounts and the average interest rate thereon:

	2011			2010			2009
($in thousands)	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Securities
Taxable	$97,528	$2,010	2.06%	$86,961	$2,267	2.61%	$89,092	$4,083	4.58%
Non-taxable (1)	21,892	1,483	6.77%	31,895	2,114	6.63%	27,114	1,611	5.94%
Federal funds sold	219	1	0.25%	-	-	N/A	77	0	0.17%
Loans, net (2)(3)	438,383	24,558	5.60%	445,700	25,934	5.82%	453,787	27,492	6.06%
Total earning assets	558,022	28,052	5.03%	564,556	30,315	5.37%	570,070	33,186	5.82%
Cash and due from banks	26,477			43,024			27,573
Allowance for loan losses	(6,534)			(6,913)			(5,650)
Premises and equipment	16,797			20,336			23,993
Other assets	48,766			52,777			51,485

Total assets	$643,528			$673,781			$667,470

Liabilities
Deposits
Savings and interest-bearing demand deposits	$234,497	$368	0.16%	$231,294	$622	0.27%	$209,394	$780	0.37%
Time deposits	217,546	3,614	1.66%	215,668	4,501	2.09%	226,275	5,747	2.54%
Short-term borrowings	31,307	912	2.91%	50,092	1,851	3.70%	46,930	1,869	3.98%
Advances from FHLB	15,674	402	2.57%	28,313	1,094	3.86%	38,571	1,625	4.21%
Junior subordinated debentures	20,620	1,406	6.82%	20,620	1,534	7.44%	20,620	1,573	7.63%
Other borrowed funds	3,085	96	3.12%	-	-	N/A	-	-	N/A
Total interest-bearing liabilities	522,728	6,798	1.30%	545,987	9,602	1.76%	541,790	11,594	2.14%

Demand deposits	64,239			62,821			53,857
Other liabilities	9,526			7,693			8,246
Total liabilities	596,493			616,500			603,894
Shareholders' equity	47,035			57,281			63,576

Total liabilities and shareholders' equity	$643,528			$673,781			$667,470

Net interest income (tax equivalent basis)		$21,253			$20,713			$21,592

Net interest income as a percent of average interest-earning assets			3.81%			3.67%			3.79%

(1) Security interest is computed on a tax equivalent basis using a 34% statutory tax rate. The tax equivalent adjustment was $504,000, $719,000 and $548,000 in 2011, 2010 and 2009, respectively.

(2) Nonaccruing loans and loans held for sale are included in the average balances.

(3) Loan interest is computed on a tax equivalent basis using a 34% statutory tax rate. The tax equivalent adjustment was $38,000, $32,000 and $47,000 in 2011, 2010 and 2009, respectively.

20.

I.	DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY;
INTEREST RATES AND INTEREST DIFFERENTIAL (Continued)

The following tables set forth the effect of volume and rate changes on interest income and expense for the periods indicated. For purposes of these tables, changes in interest due to volume and rate were determined as follows:

●	Volume Variance - change in volume multiplied by the previous year's rate.
●	Rate Variance - change in rate multiplied by the previous year's volume.
●	Rate/Volume Variance - change in volume multiplied by the change in rate. This variance was allocated to volume variance and rate variance in proportion to the relationship of the absolute dollar amount of the change in each.
●	Interest on non-taxable securities has been adjusted to a fully tax equivalent basis using a statutory tax rate of 34% in 2011, 2010 and 2009.

	Total
	Variance	Variance Attributable To
	2011/2010	Volume	Rate
	(dollars in thousands)
Interest income
Securities
Taxable	$(257)	$254	$(511)
Non-taxable	(631)	(677)	46
Federal funds sold	1	1	-
Loans, net of unearned income and deferred loan fees	(1,376)	(421)	(955)
	(2,263)	(843)	(1,420)

Interest expense
Deposits
Savings and interest-bearing demand deposits	(255)	8	(263)
Time deposits	(887)	39	(926)
Short-term borrowings	(939)	(600)	(339)
Advances from FHLB	(692)	(395)	(297)
Trust preferred securities	(128)	-	(128)
Other borrowed funds	96	96	-
	$(2,805)	$(852)	$(1,953)

Net interest income	$542	$9	$533

21.

I.	DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL (Continued)

	Total
	Variance	Variance Attributable To
	2010/2009	Volume	Rate
	(dollars in thousands)
Interest income
Securities
Taxable	$(1,816)	$(95)	$(1,721)
Non-taxable	503	304	199
Federal funds sold	-	-	-
Loans, net of unearned income and deferred loan fees	(1,558)	(484)	(1,074)
	(2,871)	(275)	(2,596)

Interest expense
Deposits
Savings and interest-bearing demand deposits	(158)	75	(233)
Time deposits	(1,246)	(259)	(987)
Short-term borrowings	(18)	122	(140)
Advances from FHLB	(531)	(405)	(126)
Trust preferred securities	(39)	-	(39)
Other borrowed funds	-	-	-
	$(1,992)	$(467)	$(1,525)

Net interest income	$(879)	$192	$(1,071)

22.

II.	INVESTMENT PORTFOLIO

A.	The book value of securities available for sale as of December 31 in each of the following years are summarized as follows:

Book Value of Securities

	2011	2010	2009
	(dollars in thousands)
U.S. Treaury and government agencies	$25,424	$43,651	$12,944
State and political subdivisions	16,793	32,298	31,537
Mortgage-backed securities	67,698	54,628	52,246
Money Market Mutual Fund	2,040	2,162	8,333
Other securities	-	-	-
Marketable equity securities	23	23	23

Total	$111,978	$132,762	$105,083

B.	The maturity distribution and weighted average interest rates of securities available for sale at December 31, 2011 are set forth in the table below. The weighted average interest rates are based on coupon rates for securities purchased at par value and on effective interest rates considering amortization or accretion if the securities were purchased at a premium or discount:

	Maturing
		After One Year	After Five Years
	Within	but within	but within	After
	One Year	Five Years	Ten Years	Ten Years
	(dollars in thousands)
U.S. Treasury and government agencies	$12	$2,600	$8,834	$13,977
State and political subdivisions	372	1,938	1,861	12,622
Mortgage-backed securities	137	25	7,010	60,526

Total Securities with maturity	$520	$4,564	$17,705	$87,125

Weighted average yield by maturity (1)	4.87%	2.58%	2.08%	2.66%

Money Market Mutual Fund with no maturity	$2,040	-	-	-
Marketable equity securities with no maturity	23	-	-	-

Total Securities with no stated maturity	$2,063	$-	$-	$-

Weighted average yield no maturity (1)	< 0.01%	-	-	-

(1)	Yields are not presented on a tax-equivalent basis. Money market funds represent the payments received on mortgage-backed securities or funds received from the maturity or calls of U.S Treasury, government agency and municipal securities. These funds are then reinvested back into these securities.

C.	Excluding those holdings of the investment portfolio in U.S. Treasury securities and other agencies of the U.S. Government, there were no other securities of any one issuer which exceeded 10% of the shareholders' equity of the Company at December 31, 2011.

23.

III.	LOAN PORTFOLIO

A.	Types of Loans - Total loans on the balance sheet are comprised of the following classifications at December 31 for the years indicated:

Types of Loans

(dollars in thousands)	2011	2010	2009	2008	2007

Commercial business and agricultural	$116,473	$113,251	$126,128	$127,287	$126,418
Commercial real estate	187,829	177,890	179,909	161,566	126,784
Residential real estate mortgage	87,656	84,775	92,972	107,905	84,621
Consumer loans to individuals and other	50,596	51,904	53,876	53,605	51,688

Total	442,554	427,820	452,885	450,363	389,511

Residential Loans held for sale	5,238	9,055	16,858	3,824	1,650
Total Loans	$447,792	$436,599	$469,743	$454,187	$391,161

Concentrations of Credit Risk: The Company grants commercial, real estate and installment loans to customers mainly in Northwest Ohio. Commercial loans include loans collateralized by commercial real estate, business assets and, in the case of agricultural loans, crops and farm equipment and the loans are expected to be repaid from cash flow from operations of businesses. As of December 31, 2011, commercial business and agricultural loans made up approximately 26.3 percent of the loan portfolio while commercial real estate loans accounted for approximately 42.4 percent of the loan portfolio. As of December 31, 2011, residential first mortgage loans made up approximately 19.8 percent of the loan portfolio and are secured by first mortgages on residential real estate. As of December 31, 2011, consumer loans to individuals made up approximately 11.5 percent of the loan portfolio and are primarily secured by consumer assets.

B.	Maturities and Sensitivities of Loans to Changes in Interest Rates - The following table shows the amounts of commercial and agricultural loans outstanding as of December 31, 2011 which, based on remaining scheduled repayments of principal, are due in the periods indicated. Also, the amounts have been classified according to sensitivity to changes in interest rates for commercial and agricultural loans due after one year. (Variable-rate loans are those loans with floating or adjustable interest rates.)

Maturing	Commercial Business	Commercial
(dollars in thousands)	and Agricultural	Real Estate
Within one year	$16,315	$15,707
After one year but within five years	38,740	53,161
After five years	61,418	118,961

Total commercial business, commercial real estate and agricultural loans	$116,473	$187,829

24.

III.	LOAN PORTFOLIO (Continued)

	Interest Sensitivity
	Fixed	Variable
	Rate	Rate
	(dollars in thousands)
Commercial Business and Agricultural

Due after one year but within five years	$12,744	$25,996
Due after five years	7,536	53,882

Total	$20,280	$79,878

Commercial Real Estate

Due after one year but within five years	15,583	37,578
Due after five years	18,208	100,753

Total	$33,791	$138,331

Commercial Business, Commercial
Real Estate and Agricultural

Due after one year but within five years	28,327	63,574
Due after five years	25,744	154,635

Total	$54,071	$218,209

C.	Risk Elements

1.	Non-accrual, Past Due, Restructured and Impaired Loans – The following schedule summarizes non-accrual, past due, restructured and impaired loans at December 31 in each of the following years.

Risk Elements

	2011	2010	2009	2008	2007
	(dollars in thousands)
(a) Loans accounted for on a non-accrual basis	$6,900	$12,283	$18,543	$5,178	$5,990
(b) Accruing loans which are contractually past due
90 days or more as to interest or principal payments	-	-	-	-	-
(c) Loans not included in (a) which are "Troubled Debt
Restructurings" as defined by Accounting Standards
Codification 310-40	1,334	1,107	1,364	151	159
Total non-performing loans and troubled debt restructuring	$8,234	$13,390	$19,907	$5,329	$6,149

(d) Other loans defined as impaired	$2,668	$2,751	$3,597	$1,868	$593

2011
($ in thousands)
Cash basis interest income recognized on impaired loans outstanding at December 31, 2011	$235

Interest income actually recorded on impaired loans and included in net income for the period	233

2011 unrecorded interest income on non-accrual loans	348

25.

III.	LOAN PORTFOLIO (Continued)

Management believes the allowance for loan losses at December 31, 2011 was adequate to absorb any losses on non-performing loans, as the allowance balance is maintained by management at a level considered adequate to cover losses that are probable based on past loss experience, general economic conditions, information about specific borrower situations, including their financial position and collateral values, and other factors and estimates which are subject to change over time.

1.	Discussion of the Non-accrual Policy

The accrual of interest income is discontinued when the collection of a loan or interest, in whole or in part, is doubtful. When interest accruals are discontinued, interest income accrued in the current period is reversed. Loans which are past due 90 days or more as to interest or principal payments are considered for non-accrual status.

2.	Potential Problem Loans

As of December 31, 2011, in addition to the $6,900,000 of non-performing loans reported under Item III.C.1. above (which amount includes all loans classified by management as doubtful or loss), there were approximately $7,367,000 in other outstanding loans where known information about possible credit problems of the borrowers caused management to have concerns as to the ability of such borrowers to comply with the present loan repayment terms (loans classified as substandard by management) and which may result in disclosure of such loans pursuant to Item III.C.1. at some future date. In regard to loans classified as substandard, management believes that such potential problem loans have been adequately evaluated in the allowance of loan losses.

3.	Foreign Outstandings

None

4.	Loan Concentrations

At December 31, 2011, loans outstanding related to agricultural operations or collateralized by agricultural real estate and equipment aggregated approximately $38,199,000, or 8.6 % of total loans.

D.	Other Interest-Bearing Assets

There were no other interest-bearing assets as of December 31, 2011 which would be required to be disclosed under Item III.C.1 or Item III.C.2. if such assets were loans.

26.

IV.	SUMMARY OF LOAN LOSS EXPERIENCE

A.	The following schedule presents an analysis of the allowance for loan losses, average loan data and related ratios for the years ended December 31:

Summary of Loan Loss Experience

	2011	2010	2009	2008	2007
	(dollars in thousands)
Loans
Loans outstanding at end of period	$442,554	$427,544	$452,558	$450,112	$389,269

Average loans outstanding during period	$431,965	$445,700	$453,787	$401,770	$381,453

Allowance for loan losses
Balance at beginning of period	$6,715	$7,030	$5,020	$3,990	$3,717
Balance, of ALLL acquired in Exchange acquisition
Balance, of ALLL acquired in Montpelier acquisition				1,104
Loans charged-off:
Commercial business and agricultural loans	(642)	(4,739)	(1,248)	(277)	(86)
Commercial real estate	(2,057)	(4,748)	(918)	(212)	(18)
Residential real estate mortgage	(248)	(1,210)	(1,218)	(172)	(81)
Consumer loans and other	(460)	(637)	(491)	(261)	(247)
	(3,407)	(11,334)	(3,875)	(922)	(432)
Recoveries of loans previously charged-off
Commercial business and agricultural loans	468	193	50	67	72
Commercial real estate	32	171	14	24	13
Residential real estate mortgage	700	53	54	4	4
Consumer loans and other	27	14	29	63	95
	1,227	431	147	158	184
Net loans charged-off	(2,180)	(10,903)	(3,728)	(764)	(248)
Provision for loan losses	1,994	10,588	5,738	690	521
Balance at end of period	$6,529	$6,715	$7,030	$5,020	$3,990
Ratio of net charge-offs during the period to average loans outstanding during the period	0.49%	2.45%	0.84%	0.19%	0.07%

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

27.

IV.	SUMMARY OF LOAN LOSS EXPERIENCE (Continued)

B.	The following schedule provides a breakdown of the allowance for loan losses allocated by type of loan and related ratios.

	Allocation of the Allowance for Loan Losses
		Percentage		Percentage		Percentage		Percentage		Percentage
		of Loans In		of Loans In		of Loans In		of Loans In		of Loans In
		Each		Each		Each		Each		Each
		Category to		Category to		Category to		Category to		Category to
	Allowance	Total	Allowance	Total	Allowance	Total	Allowance	Total	Allowance	Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
	December 31, 2011		December 31, 2010		December 31, 2009		December 31, 2008		December 31, 2007
							(dollars in thousands)
Commercial and agricultural	$1,965	26.3%	$1,739	26.5%	$2,685	27.8%	$2,304	28.2%	$2,398	32.5%
Commercial real estate	2,880	42.4%	3,774	41.6%	2,804	39.7%	1,255	35.9%	547	32.5%
Residential first mortgage	956	19.8%	643	19.8%	717	20.5%	884	24.0%	590	21.7%
Consumer loans and other	728	11.5%	559	12.1%	824	12.0%	577	11.9%	455	13.3%
	$6,529	100.0%	$6,715	100.0%	$7,030	100.0%	$5,020	100.0%	$3,990	100.0%

While management's periodic analysis of the adequacy of the allowance for loan losses may allocate portions of the allowance for specific problem loan situations, the entire allowance is available for any loan charge-offs that occur.

V.	DEPOSITS

The average amount of deposits and average rates paid are summarized as follows for the years ended December 31:

	2011		2010		2009
	Average	Average	Average	Average	Average	Average
	Amount	Rate	Amount	Rate	Amount	Rate
	(dollars in thousands)
Savings and interest-bearing demand deposits	$234,497	0.16%	$231,294	0.27%	$209,394	0.37%
Time deposits	217,546	1.66%	215,668	2.09%	226,275	2.54%
Demand deposits (non-interest-bearing)	64,239	-	62,821	-	53,857	-
	$516,282		$509,783		$489,526

Maturities of time certificates of deposit and other time deposits of $100,000 or more outstanding at December 31, 2011 are summarized as follows:

Amount
(dollars in thousands)

Three months or less	$22,545
Over three months and through six months	13,441
Over six months and through twelve months	22,756
Over twelve months	41,119

Total	$99,861

28.

VI.	RETURN ON EQUITY AND ASSETS

The ratio of net income to average shareholders' equity and average total assets and certain other ratios are as follows for periods ended December 31:

Return on Equity and Assets

	2011	2010	2009
	(dollars in thousands)
Average total assets	$643,528	$673,781	$667,470

Average shareholders’ equity	$47,035	$57,281	$63,576

Net income	$1,664	$(15,613)	$382

Cash dividends declared	$-	$-	$1,752

Return on average total assets	0.26%	-2.32%	0.06%

Return on average shareholders' equity	3.54%	-27.26%	0.60%

Dividend payout ratio (1)	-	-	458.64

Average shareholders' equity to average total assets	7.31%	8.50%	9.52%

(1) Cash dividends declared divided by net income.

VII.	SHORT-TERM BORROWINGS

The following information is reported for short-term borrowings for 2011, 2010 and 2009:

	2011	2010	2009
	(dollars in thousands)
Amount outstanding at end of year	$18,779	$45,785	$52,043

Weighted average interest rate at end of year	1.47%	3.28%	3.28%

Maximum amount outstanding at any month end	$50,239	$52,704	$52,704

Average amount outstanding during the year	$31,306	$45,553	$45,553

Weighted average interest rate during the year	2.91%	3.81%	3.81%

29.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common shares are traded on the NASDAQ Global Market under the symbol “RBNF”. There were approximately 1,520 holders of record of our common shares as of December 31, 2011.

The following table presents quarterly market price information and cash dividends paid per share for our common shares for 2011 and 2010:

	Market Price Range		Dividends
2011	High	Low	Paid

Quarter ended December 31, 2011	$3.26	$2.35	$-
Quarter ended September 30, 2011	3.15	2.36	-
Quarter ended June 30, 2011	3.78	2.75	-
Quarter ended March 31, 2011	4.74	2.71	-

2010

Quarter ended December 31, 2010	$4.10	$2.33	$-
Quarter ended September 30, 2010	4.45	2.84	-
Quarter ended June 30, 2010	7.19	4.03	-
Quarter ended March 31, 2010	7.25	5.75	-

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

The ability of the Company to obtain funds for the payment of dividends and for other cash requirements is largely dependent on the amount of dividends that may be declared by its subsidiaries. State Bank may not pay dividends to the Company if, after paying such dividends, it would fail to meet the required minimum levels under the risk-based capital guidelines and the minimum leverage ratio requirements. State Bank must obtain the approval of the Federal Reserve Board and the Ohio Division of Financial Institutions if a dividend in any year would cause the total dividends for that year to exceed the sum of the current year’s net profits and the retained net profits for the preceding two years, less required transfers to surplus. At December 31, 2011, State Bank had $2.2 million of excess earnings over the preceding three years.

Payment of dividends by State Bank may be restricted at any time at the discretion of the regulatory authorities, if they deem such dividends to constitute an unsafe and/or unsound banking practice. As of December 31, 2011 State Bank was required to obtain regulatory approval to pay dividends to the Company.  These provisions could have the effect of limiting the Company’s ability to pay dividends on its outstanding common shares. Moreover, the Federal Reserve Board expects the Company to serve as a source of strength to its subsidiary banks, which may require it to retain capital for further investment in the subsidiary, rather than for dividends to shareholders of the Company.

30.

Repurchases of Common Shares

On April 12, 2007, the Company announced that its Board of Directors had authorized a stock repurchase program pursuant to which the Company could repurchase up to 250,000 of its common shares from time to time over a period of fifteen months. On July 22, 2008, the Board of Directors extended the stock repurchase program for an additional twelve months, with no change in the number of authorized shares. On July 15, 2009, the Board of Directors extended the stock repurchase program for an additional fifteen months, with no change in the number of authorized shares. The Company repurchased a total of 165,654 common shares under the stock repurchase program, which expired on October 12, 2010. There were no common shares repurchased under the stock repurchase program during 2011.

31.

Item 6. Selected Financial Data

SUMMARY OF SELECTED FINANCIAL DATA

FINANCIAL HIGHLIGHTS

(Dollars in thousands except per share data)

Year Ended December 31

	2011	2010	2009	2008	2007

EARNINGS
Interest income	$27,509	$29,564	$32,591	$32,669	$33,010
Interest expense	6,798	9,602	11,592	15,141	18,222
Net interest income	20,711	19,962	20,999	17,528	14,788
Provision for loan losses	1,994	10,588	5,738	690	521
Noninterest income	13,857	20,819	29,304	27,891	26,861
Noninterest expense	30,253	52,308	44,843	37,387	36,637
Provision (credit) for income taxes	658	(6,502)	(660)	2,125	1,234
Net income (loss)	1,664	(15,613)	382	5,217	3,257

PER SHARE DATA
Basic earnings	$0.34	$(3.21)	$0.07	$1.06	$0.65
Diluted earnings	0.34	(3.21)	0.07	1.06	0.65
Cash dividends declared	-	-	0.36	0.34	0.26

AVERAGE BALANCES
Average shareholders’ equity	$47,035	$57,281	$63,576	$59,964	$57,945
Average total assets	643,528	673,781	667,470	575,491	556,572

RATIOS
Return on average shareholders' equity	3.54%	-27.26%	0.60%	8.70%	5.62%
Return on average total assets	0.26	(2.32)	0.06	0.91	0.59
Cash dividend payout ratio (cash dividends divided by net income)	-	-	458.18	32.14	40.01
Average shareholders' equity to average total assets	7.31	8.50	9.52	10.42	10.41

PERIOD END TOTALS
Total assets	$628,664	$660,288	$673,049	$657,619	$561,214
Total investments; fed funds sold	111,978	132,762	105,083	112,606	94,661
Total loans and leases	442,554	427,544	452,558	450,112	389,269
Loans held for sale	5,238	9,055	16,858	3,824	1,650
Allowance for loan losses	6,529	6,715	7,030	5,020	3,990
Total deposits	518,765	515,678	491,242	484,221	406,031
Notes Payable	2,788	3,290	2,147	1,000	922
Advances from FHLB	12,776	22,807	35,267	36,647	24,000
Trust Preferred Securities	20,620	20,620	20,620	20,620	20,620
Shareholders' equity	47,932	46,024	61,708	61,662	59,325
Shareholders' equity per share	$9.86	$9.47	$12.69	$12.63	$11.92

32.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Rurban Financial Corp. (“Rurban”), is a bank holding company registered with the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended. Through its direct and indirect subsidiaries, Rurban is engaged in commercial banking, computerized item processing, and trust and financial services.

The following discussion is intended to provide a review of the consolidated financial condition and results of operations of Rurban and its subsidiaries (collectively, the “Company”). This discussion should be read in conjunction with the Company’s consolidated financial statements and related footnotes for the year ended December 31, 2011, which are incorporated herein by reference from the Company’s 2011 Annual Report.

Critical Accounting Policies

The accounting and reporting policies of the Company are in accordance with generally accepted accounting principles in the United States and conform to general practices within the banking industry. The Company’s significant accounting policies are described in detail in the notes to the Company’s consolidated financial statements for the year ended December 31, 2011. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. The Company’s financial position and results of operations can be affected by these estimates and assumptions and are integral to the understanding of reported results. Critical accounting policies are those policies that management believes are the most important to the portrayal of the Company’s financial condition and results, and they require management to make estimates that are difficult, subjective or complex.

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

33.

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

The Company adopted this standard effective July 1, 2011 retroactive to January 1, 2011. The effect of this adoption has had no impact on the financial results of the Company. These new disclosures are included in Note 4 – Loans and Allowance for Loan Losses.

ASU No. 2011-03, Transfers and Servicing (Topic 860): Reconsideration of Effective Control for Repurchase Agreements (April 2011).

In April 2011, FASB issued ASU No. 2011-03 in order to improve the accounting for repurchase agreements (repos) and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. The transferor is deemed to have maintained effective control over the financial assets transferred (and thus must account for the transaction as a secured borrowing), for agreements that both entitle and obligate the transferor to repurchase or redeem the financial assets before their maturity, if all of the following conditions are met:

1)	The financial assets to be repurchased or redeemed are the same or substantially the same as those transferred.
2)	The agreement is to repurchase or redeem them before maturity, at a fixed or determinable price.
3)	The agreement is entered into contemporaneously with, or in contemplation of, the transfer.

The amendments in this update are effective for the first interim or annual period beginning on or after December 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. Management has determined there will be no material impact on Rurban’s Condensed Consolidated Financial Statements.

34.

ASU 2011-04, Fair Value Measurements and Disclosures (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.

The ASU amends Topic 820 to add both additional clarifications to existing fair value measurement and disclosure requirements and changes to existing principles and disclosure guidance. Clarifications were made to the relevancy of the highest and best use valuation concept, measurement of an instrument classified in an entity’s shareholder’s equity and disclosure of quantitative information about the unobservable inputs for level 3 fair value measurements. Changes to existing principles and disclosures included measurement of financial instruments managed within a portfolio, the application of premiums and discounts in fair value measurement, and additional disclosures related to fair value measurements. The updated guidance and requirements are effective for financial statements issued for the first interim or annual period beginning after December 15, 2011, and should be applied prospectively. Early adoption is permitted. Management does not believe the principle amendments will have a material impact on Rurban’s Condensed Consolidated Financial Statements.

ASU 2011-05, Other Comprehensive Income (Topic 220): Presentation of Comprehensive Income.

The ASU amends Topic 220 to require an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. An entity is also required to present on the face of the financial statement reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. The amendments do not change items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income, only the format for presentation. The updated guidance and requirements are effective for financial statements issued for the fiscal years, and the interim periods within those years, beginning after December 15, 2011. The amendments should be applied retrospectively. On October 21, 2011, the FASB exposed a proposed deferral of the requirement that companies present reclassification adjustments for each component of OCI in both net income and OCI on the face of the financial statements. Early adoption is permitted. Management is currently evaluating the impact of the guidance on Rurban’s Condensed Consolidated Financial Statements.

ASC 2011-08 – Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment.

The ASU amends Topic 350 to permit an entity the option to first assess qualitative factors to determine whether it is more likely than not (50% threshold) that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. Management anticipates no material effect to Rurban’s Condensed Consolidated Financial Statements.

Earnings Summary

Net income for 2011 was $1,663,899, or $0.34 per diluted share, compared with net loss of $15,613,210, or $3.21 per diluted share, and net income of $382,491, or $0.07 per diluted share, reported for 2010 and 2009, respectively. Cash dividends per share were $0.00 in 2011, $0.00 in 2010, and $0.36 in 2009.

The 2011 earnings continue to reflect the impact of the economic downturn as problem asset costs remained above historical levels. Charge-offs for the year of $2.2 million resulted in loan loss provision of $2.0 million, which was well down from the $10.6 million in 2010. The State Bank reported net income for 2011 of $4.8 million, which is up significantly from the $123,922 in net income in 2010. RDSI reported a 2011 fiscal year net loss of $1.4 million, compared to net loss of $14.0 million reported for the 2010 fiscal year. Significantly affecting the 2011 results were the write-down of goodwill ($380,748) and impairment of assets ($608,585).

35.

Positive results for 2011 include loan growth of $15.1 million, and organic deposit growth of $3.1 million. Both of these factors helped to maintain the net interest margin at 3.92 percent at State Bank, the same 3.92 percent State Bank held year-end 2010. The mortgage banking business line continues to grow, with residential real estate loan production of $220 million for the year, resulting in $3.6 million of revenue from gain on sale. The Company’s loans serviced for others ended the year at $402 million.

Changes in Financial Condition

Total assets at December 31, 2011 were $628.7 million, compared to $660.3 million at December 31, 2010. The Company executed a significant deleveraging of the Balance Sheet during 2011, which resulted in a reduction in investment securities by $43 million and a reduction in long term borrowings by $32 million. Loans (excluding loans held for sale) were $442.6 million at December 31, 2011, compared to $427.5 million at December 31, 2010. Total deposits were $518.8 million at year-end 2011, compared to $515.7 million at December 31, 2010. Non-interest bearing deposits at December 31, 2011 were $66.0 million, compared to $62.7 million at December 31, 2010. Total shareholders’ equity was $47.9 million at year-end 2011, up from $46.0 million from the prior year-end.

Balance Sheet DELEVERAGING

In a series of transactions completed during June of 2011, the Company completed a balance sheet deleveraging. The deleveraging involved selling $43 million of investment securities with a weighted average yield of 3.97 percent, recognizing a gain on sale totaling $1.9 million. The proceeds from the transaction were applied to the pay down of $32 million in borrowings with a weighted average rate of 4.64 percent. The prepayment penalty for the pay down of $30 million in repos and $2 million in FHLB advances was $1.1 million. This reduction in asset size had a positive impact on the majority of capital ratios as well as the tangible equity to asset ratio.

SMALL BUSINESS LENDING FUND (SBLF)

The Company applied for $21.5 million in capital from the Small Business Lending Fund (SBLF) in January of 2011. Subsequent to that application, changes were made to the program that prevented the Company’s participation. The Company has no immediate plans to issue any of the preferred shares that were authorized by shareholders and contemplated to be issued as part of the SBLF application.

36.

Significant Events of 2011

The Company returned to profitability during 2011 with net income of $1.7 million. This was a dramatic improvement from the loss of $15.6 million incurred for 2010. Our Banking subsidiary, State Bank, had net income of $4.8 million, while our technology subsidiary, RDSI, lost $1.4 million during 2011.

Improvements in problem assets continued to be a strong part of the Company’s increase in profitability during 2011. At December 31, 2011, non-performing assets had declined $4.9 million from the prior year. The level of non-performing assets to total assets fell to 1.60 percent from 2.26 percent for the prior year. (The Company began to include accruing restructured loans in non-performing assets during 2011). Loan delinquency ended the year at 1.54 percent of total loans at December 31, 2011, versus 2.77 percent at December 31, 2010.

Mortgage loan production continued to be a significant part of our business model during 2011. For the year, the Company originated $220 million in residential loans. During the year, the Company sold $199 million of originated balances and had net mortgage banking revenue of $2.7 million.

Operating expense was reduced dramatically during 2011 as expenses at RDSI declined due to customer losses and goodwill impairment. State Bank made efforts to become more efficient with the reduction of 14 FTE.

The loan loss provision totaled $2.0 million for 2011, which was down substantially from the $10.6 million incurred during 2010. The provision level for 2011 was just slightly below the $2.2 million of net charge-offs incurred during the year.

RDSI continued to recover during 2011 from the significant losses incurred during 2010. While RDSI still suffered a net loss in 2011 ($1.4 million), it was substantially improved from the $14.0 million loss incurred during 2010. The 2011 results include a goodwill impairment of $380,748, which reduced the RDSI goodwill and intangible value to zero. RDSI also incurred impairments on assets that are no longer in use of $608,585.

Significant Events of 2010

State Bank aggressively managed down the level of problem assets throughout the year. At December 31, 2010, non-performing assets had declined $6.5 million from the prior year. The level of non-performing assets to total assets of 2.09 percent was down from 3.02 percent for the prior year. Loan delinquency trended downward from a high of 4.33 percent of total loans in February to 2.77 percent as of the end of December 2010.

Operating expense reductions were a critical part of State Bank’s efforts during 2010, and included a branch closing, staff reductions and operating efficiencies throughout the organization.

Mortgage loan production was a key part of State Bank revenue growth in 2010. Total gain on sale from saleable loans, the majority of which was mortgage production, was $4.8 million during 2010, an increase of 43 percent over the 2009 revenue levels.

Loan loss provision was a significant drain on earnings during 2010. For the year, provision expense was $10.6 million to cover loan net charge-offs of $10.9 million, of which $3.0 million was at RDSI and $7.9 million was for State Bank. State Bank’s loan loss allowance of 1.57 percent was up 7 basis points from the prior year. This allowance provided a coverage level for our non-performing loans of 55 percent.

On July 28, 2010, RDSI announced that the proposed strategic partnership and merger with New Core Holdings, Inc. could not be successfully completed as previously contemplated. As part of that announcement, RDSI incurred a significant write-off of hardware, software and development costs. That pretax write-off of $10.0 million drove the bulk of the net loss in 2010 at the Company.

37.

On December 31, 2010, after an extensive review of the operation and projections at RDSI, the Company recorded impairments to goodwill and customer intangible held at RDSI. Goodwill was reduced by $4.7 million and the customer intangible was reduced by $1.6 million to reflect its fair value.

RESULTS OF OPERATIONS

	Year Ended December 31,			Year Ended December 31,
(dollars in thousands except per share data)	2011	2010	% Change	2010	2009	% Change

Total Assets	$628,664	$660,288	-5%	$660,288	$673,049	-2%
Total Securities	111,978	132,762	-16%	132,762	105,083	26%
Loans Held for Sale	5,238	9,055	-42%	9,055	16,858	-46%
Loans (Net)	442,554	427,544	4%	427,544	452,558	-6%
Allowance for Loan Losses	6,529	6,715	-3%	6,715	7,030	-4%
Total Deposits	$518,765	$515,678	1%	$515,678	$491,242	5%

Total Revenues	$34,568	$40,781	-15%	$40,781	$50,303	-19%
Net Interest Income	20,711	19,962	4%	19,962	20,999	-5%
Loan Loss Provision	1,994	10,588	-81%	10,588	5,738	85%
Non-interest Income	13,857	20,819	-33%	20,819	29,304	-29%
Non-interest Expense	30,253	52,308	-42%	52,308	44,843	17%
Net Income (Loss)	1,664	(15,613)	*	(15,613)	382	*
Basic Earnings (Loss) per Share	$0.34	$(3.21)	*	$(3.21)	$0.07	*
Diluted Earnings (Loss) per Share	$0.34	$(3.21)	*	$(3.21)	$0.07	*

*Percentage comparison not meaningful

Net Interest Income

	Year Ended December 31,			Year Ended December 31,
(dollars in thousands)	2011	2010	% Change	2010	2009	% Change

Net Interest Income	$20,711	$19,962	4%	$19,962	$20,999	-5%

Net interest income was $20.7 million for 2011 compared to $20.0 million for 2010, an increase of 3.8 percent, which was driven by higher loan volumes and the reduction of higher rate borrowings. Average earning assets decreased to $558.0 million in 2011 compared to $564.6 million in 2010, also due to loan volume. The consolidated 2011 full-year net interest margin increased 14 basis points to 3.81 percent compared to 3.67 percent at December 31, 2010.

Net interest income was $20.0 million for 2010 compared to $21.0 million for 2009, a decrease of 4.9 percent, which was driven mainly by lower loan volumes. Average earning assets declined to $564.6 million in 2010 compared to $570.1 million in 2009, also due to loan volume. The consolidated full-year net interest margin declined 12 basis points to 3.67 percent compared to 3.79 percent at December 31, 2009.

Loan Loss Provision

Provision for Loan Losses of $2.0 million was taken in 2011 compared to $10.6 million taken for 2010. The $8.6 million decrease was due to the lower level of charge-offs and the improvement in the Company’s non-performing asset levels. For 2011, net charge-offs totaled $2.2 million, or 0.50 percent of average loans. Management continues to proactively identify problem loans and is developing strategies for removing these loans from non-performing status. State Bank anticipates that 2012 will show improvement from the current level of problem assets.

38.

Provision for Loan Losses of $10.6 million was taken in 2010 compared to $5.7 million taken for 2009. The $4.9 million increase was due to the higher level of charge-offs driven by the continual weakening of the economy. For 2010, net charge-offs totaled $10.9 million, or 2.55 percent of average loans.

Non-interest Income

	Year Ended December 31,			Year Ended December 31,
(dollars in thousands)	2011	2010	% Change	2010	2009	% Change

Total Non-interest Income	$13,857	$20,819	-33%	$20,819	$29,305	-29%

Data Service Fees	$3,630	$9,736	-63%	$9,736	$18,860	-48%
Trust Fees	$2,616	$2,548	3%	$2,548	$2,509	2%
Deposit Service Fees	$2,531	$2,461	3%	$2,461	$2,608	-6%
Gains on Sale of Loans	$3,828	$4,801	-20%	$4,801	$3,355	43%
Mortgage Loan Servicing Fees, net	$(970)	$277	-451%	$277	$84	229%
Investment Securities Recoveries	$-	$74	N/A	$74	$-	N/A
Gains on Sale of Securities	$1,871	$451	315%	$451	$960	N/A
Other	$350	$472	-26%	$472	$1,013	-53%

Total non-interest income was $13.9 million for 2011 compared to $20.8 million for 2010, representing a $7.0 million, or 33.4 percent, decrease year-over-year. This decrease was driven by a $6.1 million decline in data processing income as a result of the loss of clients by RDSI during 2010. The equity markets throughout 2011 held trust fees flat, which are generally calculated on invested balances. The decrease in gain on sale of loans and loan servicing fees was driven by mortgage banking. The Company originated $220 million in loan production during 2011, and sold $199 million into the secondary market. The sales of these loans allowed for the sold and serviced loan portfolio to grow from $328 million in 2010 to over $402 million at December 31, 2011. This portfolio provides a servicing fee annuity, which is expected to provide servicing revenue for the foreseeable future.

Total non-interest income was $20.8 million for 2010 compared to $29.3 million for 2009, representing an $8.5 million, or 29.0 percent, decrease year-over-year. This decrease was driven by a $9.1 million decline in data processing income as a result of the loss of data processing clients by RDSI during 2010. As of December 31, 2010, only one client bank (State Bank) remained as a data processing customer of RDSI. The equity markets throughout 2010 held trust fees flat, which are generally calculated on invested balances. The increase in gain on sale of loans and loan servicing fees was driven by mortgage banking. The Company originated $241 million in saleable loan production during 2010. The sales of these loans allowed for the sold and serviced loan portfolio to grow from $208 million in 2009 to over $328 million at December 31, 2010.

39.

Data Service Fees (“RDSI”)

	Year Ended December 31,			Year Ended December 31,
(dollars in thousands)	2011	2010	% Change	2010	2009	% Change

Data Service Fees	$3,630	$9,736	-63%	$9,736	$18,860	-48%

Data service fees decreased $6.1 million, or 62.7 percent, to $3.6 million in 2011 from $9.7 million in 2010. During 2011, RDSI became exclusively an item processing and network services provider, as the decision was made in late 2011 that State Bank would become an in-house provider of data processing.

RDSI reported a 2011 fiscal year net loss of $994,868, compared to a $14.0 million net loss reported for the 2010 fiscal year. Significantly affecting our 2011 results were the continued decline in client revenues as well as an impairment expense for goodwill.

Data service fees decreased $9.1 million, or 48.4 percent, to $9.7 million in 2010 from $18.9 million in 2009. During 2010, RDSI’s data processing clients, utilizing the ITI software administered by RDSI, decreased from 77 to only one utilizing this software, State Bank. In late 2009, the decrease of clients began, accounting for the 6 percent revenue decline in the 2009 fiscal year.

RDSI reported a 2010 fiscal year net loss of $14.0 million, compared to $875 thousand  reported for the 2009 fiscal year. Significantly affecting our 2010 results were the impairment expenses incurred due to RDSI’s unsuccessful merger with New Core Banking Systems, as well as the goodwill and other intangible impairment taken at RDSI.

Non-interest Expense

	Year Ended December 31,			Year Ended December 31,
(dollars in thousands)	2011	2010	% Change	2010	2009	% Change

Total Non-interest Expense	$30,253	$52,308	-42%	$52,308	$44,843	17%
Salaries & Employee Benefits	$14,174	$17,932	-21%	$17,932	$21,035	-15%
Professional Fees	$1,920	$2,546	-25%	$2,546	$2,891	-12%
FDIC Insurance Expense	$908	$1,138	-20%	$1,138	$1,132	1%

Goodwill & Intangible Impairment	$381	$6,273	N/A	$6,273	$-	N/A

Hardware & software Impairment	$609	$4,892	N/A	$4,892	$-	N/A
All Other	$12,261	$19,527	-37%	$19,527	$19,785	-1%

Non-interest expense for 2011 decreased $22.1 million, or 42.2 percent over 2010. Excluding non-core items, non interest expense was down $10.2 million from the prior year. The Company made further declines in staffing levels for efficiency purposes and to reflect the commensurate declines in RDSI revenues. Total full-time equivalent headcount (FTE) ended 2011 at 210, which was down 32 from year end 2010. State Bank continued to have higher than normal expenses related to OREO and single family residential foreclosures during 2011. Total expense writedowns at RDSI for 2011 included a goodwill impairment of $380,748 and a fixed asset and software impairment charge of $608,585.

Non-interest expense for 2010 increased $7.5 million, or 16.7 percent over 2009. Impairment expenses at RDSI were $13.0 million, and when excluded, total non-interest expense was down 12.3 percent from the prior year. As RDSI clients declined, the Company made commensurate declines in expenses, mainly through a reduction in workforce, as decreased staff levels were required to service remaining clients. State Bank had significantly higher than normal expenses related to OREO and single family residential foreclosures during 2010. Total expense writedowns at RDSI for 2010 included software, hardware and other developmental costs due to Single Source™ ($6.7 million), a goodwill impairment ($4.7 million) and customer intangible impairment ($1.6 million).

40.

FINANCIAL CONDITION

Investments

During 2011, the Company decreased its level of available for sale securities by nearly $20.8 million and ended the year at $112.0 million. This decrease was the result of a significant deleveraging transaction that was completed in June of 2011. The decreased levels of investments impacted the Company’s net interest margin as investment yields were lower than potential loan yields.

Loans

($ in thousands)	Total Loans		Non-Accrual Loans		Non-Accrual Percentage
	2011	2010	2011	2010	2011	2010
Commercial	$78,112	$72,489	2,393	3,032	3.06%	4.18%
Commercial real estate	187,829	177,890	1,456	5,428	0.78%	3.05%
Agricultural	38,361	40,762	-	-	0.00%	0.00%
Residential real estate	87,656	84,775	2,471	3,285	2.82%	3.87%
Consumer	50,681	51,710	580	538	1.14%	1.04%
Leasing	216	194	-	-	0.00%	0.00%
Total loans	442,855	427,820	6,900	12,283	1.56%	2.87%
Less
Net deferred loan fees, premiums and discounts	(301)	(276)
Loans, net of unearned income	442,554	427,544
Allowance for loan losses	$(6,529)	$(6,715)

Loans increased $15.0 million to $442.6 million at December 31, 2011. Loan volume increased in most categories, except for agricultural loans. State Bank continued to aggressively move out a number of problem credits during the year. Loans held for sale decreased $3.8 million as sold mortgage loans increased and pipeline length decreased during the year.

Loans decreased $25.1 million to $427.5 million at December 31, 2010. Loan volume declined in most categories, except for residential loans. Loans held for sale decreased by nearly $8 million, as the bank reduced the level of residential loans in process.

41.

Asset Quality

(dollars in thousands)	12/31/2011	12/31/2010	Change in Dollars / Percentages	12/31/2009	Change in Dollars / Percentages

Non-accruing loans	$6,900	$12,283	$(5,383)	$18,543	$(6,260.0)
Accruing restructured loans	$1,334	$1,107	$227	$1,693	$(585.6)
OREO & Repossessed assets	$1,830	$1,538	$292	$1,775	$(237.0)
Non-performing assets	$10,064	$14,928	$(4,864)	$22,011	$(7,082.6)
Non-performing assets/total assets	1.60%	2.26%	-0.66%	3.27%	-1.01%
Net charge-offs	$2,180	$10,901	$(8,721)	$3,826	$7,075
Net charge-offs/total loans	0.49%	2.55%	-2.06%	0.85%	1.70%
Loan loss provision	$1,994	$10,588	$(8,594)	$5,738	$4,850
Allowance for loan losses	$6,529	$6,715	$(186)	$7,030	$(315)
Allowance/loans	1.48%	1.57%	-0.10%	1.55%	0.02%
Allowance/non-accruing loans	94.6%	54.7%	40.0%	37.9%	16.8%
Allowance/non-performing assets	64.9%	45.0%	19.9%	31.9%	13.0%

Non-performing assets (loans + OREO (Other Real Estate Owned) + OAO (Other Assets Owned)+ accruing TDR’s) were $10.0 million, or 1.60 percent, of total assets at December 31, 2011, a decrease of $4.9 million from 2010. Charge-offs were also down significantly during 2011 at $2.2 million, which was an $8.7 million improvement over 2010. Our loan loss allowance now covers our non-accruing loans at 82 percent, up from 55 percent at December 31, 2010.

CAPITAL RESOURCES

Stockholders’ equity at December 31, 2011, was $47.9 million, equivalent to 7.6 percent of total assets. The total consolidated risk-based capital ratio was 11.4 percent at December 31, 2011. Total consolidated regulatory (risk-based) capital was $52.0 million at December 31, 2011, and $48.4 million at December 31, 2010. Capital ratios for the Company’s banking subsidiary, State Bank, were 8.0 percent for the Tier 1 leverage ratio and 12.0 percent for the risk-based capital ratio at December 31, 2011.

Goodwill and Intangibles

The Company completed the most recent annual goodwill impairment test as of December 31, 2011. The first step impairment test compares the fair value of the reporting units with the carrying values, including goodwill. The reporting units are State Bank and RDSI. At December 31, 2011, State Bank passed step one, which resulted in no impairment. RDSI failed the step one test, which resulted in an impairment of goodwill in the amount of $380,748, which removed all remaining goodwill from RDSI. At December 31, 2010, both goodwill and customer intangible were impaired at RDSI. These impairments were substantial, resulting in write-downs of $6.3 million for 2010.

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

Planned Purchases of Premises and Equipment

Management plans to purchase additional premises and equipment to meet the current and future needs of the Company’s customers. These purchases, including buildings and improvements and furniture and equipment (which includes computer hardware, software, office furniture and license agreements), are currently expected to total approximately $471 thousand for State Bank and $0 for RDSI, over the next year. These purchases are expected to be funded by cash on hand and from cash generated from current operations.

42.

LIQUIDITY

Liquidity relates primarily to the Company’s ability to fund loan demand, meet deposit customers’ withdrawal requirements and provide for operating expenses. Sources used to satisfy these needs consist of cash and due from banks, interest bearing deposits in other financial institutions, securities available for sale, loans held for sale, and borrowings from various sources. The assets, excluding the borrowings, are commonly referred to as liquid assets. Liquid assets were $132.1 million at December 31, 2011 compared to $172.2 million at December 31, 2010. During 2011, the Company continued to utilize strategies that would move the balance sheet to a more asset-sensitive position.

The Company’s commercial real estate, first mortgage residential and multi-family mortgage portfolio of $264.7 million at December 31, 2011 can and has been readily used to collateralize borrowings, which is an additional source of liquidity. Management believes the Company’s current liquidity level, without these borrowings, is sufficient to meet its current and anticipated liquidity needs. At December 31, 2011, all eligible commercial real estate, residential first, and multi-family mortgage loans were pledged under an FHLB blanket lien.

The cash flow statements provide an indication of the Company’s sources and uses of cash as well as an indication of the ability of the Company to maintain an adequate level of liquidity. A discussion of the cash flow statements for 2011, 2010, and 2009 follows.

The Company experienced positive cash flows from operating activities in 2011, positive cash flows from operating activities in 2010, and negative cash flows from operating activities in 2009. Net cash from operating activities was $14.9 million, $16.9 million and ($7.2) million for the years ended December 31, 2011, 2010 and 2009, respectively. Significant non-cash items from operations for 2011 included OMSR impairment ($1.1 million), goodwill impairment ($0.39 million) and OREO impairments ($214 thousand). Net cash flows from loans originated and held for sale were a positive $6.2 million.

The Company experienced positive cash flows from investing activities in 2011, negative cash flows from investing activities in 2010, and negative cash flows from investing activities in 2009. Net cash from investing activities was $4.0 million, ($18.1) million, and ($9.5) million for the years ended December 31, 2011, 2010, and 2009, respectively. The changes in net cash from investing for 2011 include the purchase of available-for-sale securities of $52.2 million, net change in loans of negative $19.7 million and the purchase of premises and equipment of $0.68 million. The changes in net cash from investing activities for 2010 include the purchase of available-for-sale securities of $76.6 million, net change in loans of $11.1 million and the purchase of premises and equipment of $2.1 million. The changes in net cash from investing activities for 2009 include the purchase of available-for-sale securities of $67.9 million, net change in loans of $7.7 million and the purchase of premises and equipment of $3.4 million. In 2011, 2010 and 2009 the Company received $44.3 million, $10.0 million and $27.1 million, respectively, from sales of securities available for sale, while proceeds from repayments, maturities and calls of securities were $29.2 million, $37.7 million and $40.8 million in 2011, 2010 and 2009, respectively.

The Company experienced negative cash flows from financing activities in 2011, positive cash flows from financing activities in 2010, and positive cash flows from financing activities in 2009. Net cash from financing activities was ($34.5) million, $6.9 million, and $13.5 million for the years ended December 31, 2011, 2010, and 2009, respectively. Significant financing activity during 2011 included net FHLB activity of ($10.0) million. Finally, $3.1 million, $24.5 million and $7.0 million of the change is attributable to the change in deposits for 2011, 2010 and 2009, respectively.

43.

Off-Balance-Sheet Borrowing Arrangements:

Significant additional off-balance-sheet liquidity is available in the form of FHLB advances, unused federal funds lines from correspondent banks and the national certificate of deposit market. Management expects the risk of changes in off-balance-sheet arrangements to be immaterial to earnings.

The Company’s commercial real estate, first mortgage residential, and multi-family mortgage portfolios of $262.7 million have been pledged to meet collateralization requirements as of December 31, 2011. Based on the current collateralization requirements of the FHLB, approximately $22.4 million of additional borrowing capacity existed at December 31, 2011.

At December 31, 2011 and 2010, the Company had $11.5 million in federal funds lines available. The Company also had $36.0 million in unpledged securities that may be used to pledge for additional borrowings.

At December 31, 2011, Rurban Financial Corp., the bank holding company, had a $1.5 million term note which had been converted from a $2.0 million line of credit (LOC) at December 31, 2010. The balance at December 31, 2011 and 2010 was $1.5 million and $1.7 million, respectively.

TABULAR DISCLOSURE OF CONTRACTUAL OBLIGATIONS

	Payment due by period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years

Long-Term Debt Obligations	$12,775,866	$275,866	$10,000,000	$2,500,000	$-
Other Debt Obligations	23,408,123	2,038,123	750,000	-	20,620,000
Operating Lease Obligations	1,270,425	323,711	526,302	134,579	285,833
Other Long-Term Liabilities Reflected on the Registrant's Balance Sheet under GAAP	221,447,059	118,906,795	75,696,380	24,702,579	2,141,305
Total	$258,901,472	$121,544,494	$86,972,682	$27,337,158	$23,047,138

The Company’s contractual obligations as of December 31, 2011 were comprised of long-term debt obligations, other debt obligations, operating lease obligations and other long-term liabilities. Long-term debt obligations are comprised of FHLB advances of $12.8 million. Other debt obligations are comprised of trust preferred securities of $20.6 million and notes payable of $2.8 million. The operating lease obligation is a lease on the RDSI-North building of $162,000 per year and the DCM-Lansing facility of $104,600 per year. Other long-term liabilities include time deposits of $221.4 million.

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

44.

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

45.

Quantitative Market Risk Disclosure. The following table provides information about the Company’s financial instruments used for purposes other than trading that are sensitive to changes in interest rates as of December 31, 2011. The table does not present when these items may actually reprice. For loans receivable, securities, and liabilities with contractual maturities, the table presents principal cash flows and related weighted-average interest rates by contractual maturities as well as the historical impact of interest rate fluctuations on the prepayment of loans and mortgage backed securities. For core deposits (demand deposits, interest-bearing checking, savings, and money market deposits) that have no contractual maturity, the table presents principal cash flows and applicable related weighted-average interest rates based upon the Company’s historical experience, management’s judgment and statistical analysis, as applicable, concerning their most likely withdrawal behaviors. The current historical interest rates for core deposits have been assumed to apply for future periods in this table as the actual interest rates that will need to be paid to maintain these deposits are not currently known. Weighted average variable rates are based upon contractual rates existing at the reporting date.

46.

Principal/Notional Amount Maturing or Assumed to be Withdrawn In:

(Dollars in thousands)

	2012	2013	2014	2015	2016	Thereafter	Total

Rate Sensitive Assets
Variable Rate Loans	$54,975	$12,139	$7,138	$6,368	$3,696	$13,537	$97,853
Average interest rate	4.17%	3.97%	3.93%	3.88%	3.98%	3.63%	4.03%
Adjustable Rate Loans	$38,688	$31,487	$27,714	$21,079	$17,751	$80,364	$217,083
Average interest rate	5.01%	5.06%	5.07%	5.09%	5.08%	5.25%	5.13%
Fixed Rate Loans	$48,967	$21,593	$17,548	$9,789	$9,611	$25,347	$132,857
Average interest rate	5.40%	5.63%	5.50%	5.42%	5.36%	4.82%	5.34%
Total Loans	$142,630	$65,219	$52,400	$37,236	$31,058	$119,248	$447,792
Average interest rate	4.82%	5.05%	5.06%	4.97%	5.03%	4.97%	4.95%
Fixed rate investment securities	$20,363	$16,159	$10,109	$8,666	$7,258	$43,336	$105,891
Average interest rate	2.54%	1.88%	1.99%	2.14%	2.19%	2.51%	2.32%
Variable rate investment securities	$3,423	$1,315	$1,332	$1,344	$820	$1,538	$9,772
Average interest rate	0.94%	2.33%	2.34%	2.34%	2.32%	2.31%	1.84%
Fed Funds Sold & Other	$-	$-	$-	$-	$-	$-	$-
Average interest rate	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Total Rate Sensitive Assets	$166,416	$82,693	$63,841	$47,246	$39,136	$164,122	$563,455
Average interest rate	4.46%	4.39%	4.51%	4.38%	4.45%	4.30%	4.40%

Rate Sensitive Liabilities
Demand - Non Interest Bearing	$13,220	$13,219	$13,219	$13,219	$13,086	$-	$65,963
Demand - Interest Bearing	$21,532	$21,532	$21,532	$21,532	$21,318	$-	$107,446
Average interest rate	0.08%	0.08%	0.08%	0.08%	0.08%	0.00%	0.08%
Money Market Accounts	$14,879	$14,879	$14,879	$14,879	$14,728	$-	$74,244
Average interest rate	0.20%	0.20%	0.20%	0.20%	0.20%	0.00%	0.20%
Savings	$10,138	$9,907	$9,907	$9,907	$9,806	$-	$49,665
Average interest rate	0.06%	0.06%	0.06%	0.06%	0.06%	0.00%	0.06%
Certificates of Deposit	$118,936	$43,893	$31,825	$14,334	$10,268	$2,191	$221,447
Average interest rate	1.25%	1.52%	1.75%	2.72%	1.90%	3.62%	1.52%
Fixed rate FHLB Advances	$276	$1,500	$8,500	$-	$2,500	$-	$12,776
Average interest rate	3.26%	2.84%	2.37%	0.00%	1.99%	0.00%	2.37%
Variable rate FHLB Advances	$-	$-	$-	$-	$-	$-	$-
Average interest rate	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Fixed rate Notes Payable	$1,288	$-	$-	$-	$-	$10,310	$11,598
Average interest rate	6.50%	0.00%	0.00%	0.00%	0.00%	10.60%	10.14%
Variable rate Notes Payable	$750	$750	$-	$-	$-	$10,310	$11,810
Average interest rate	6.00%	6.00%	0.00%	0.00%	0.00%	2.35%	2.81%
Fed Funds Purchased, Repos & Other	$18,779	$-	$-	$-	$-	$-	$18,779
Average interest rate	1.47%	0.00%	0.00%	0.00%	0.00%	0.00%	1.47%
Total Rate Sensitive Liabilities	$199,798	$105,680	$99,862	$73,871	$71,706	$22,811	$573,728
Average interest rate	0.98%	0.76%	0.81%	0.60%	0.42%	6.20%	1.00%

47.

Principal/Notional Amount Maturing or Assumed to be Withdrawn In:

(Dollars in thousands)

	First	Years
Comparison of 2011 to 2010	Year	2 - 5	Thereafter	Total
Total Rate Sensitive Assets:
At December 31, 2011	$166,416	$232,916	$164,122	$563,455
At December 31, 2010	167,818	207,206	198,085	573,109
Increase (decrease)	$(1,401)	$25,710	$(33,962)	$(9,653)

Total Rate Sensitive Liabilities:
At December 31, 2011	$199,798	$351,119	$22,811	$573,728
At December 31, 2010	209,256	375,960	22,964	608,180
Increase (decrease)	$(9,458)	$(24,841)	$(153)	$(34,452)

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

Item 8.     Financial Statements and Supplementary Data.

The Consolidated Balance Sheets of Rurban Financial Corp. and its subsidiaries as of December 31, 2011 and 2010, the related Consolidated Statements of Income, of Stockholders’ Equity and of Cash Flows for each of the years in the three-year period ended December 31, 2011, the related Notes to Consolidated Financial Statements and the Report of Independent Registered Public Accounting Firm (BKD, LLP) in Rurban’s 2011 Annual Report, are incorporated herein by reference.

Item 9.   Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not Applicable.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

With the participation of the President and Chief Executive Officer (the principal executive officer) and the Executive Vice President and Chief Financial Officer (the principal financial officer) of the Company, the Company’s management has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the fiscal year covered by this Annual Report on Form 10-K. Based on that evaluation, the Company’s President and Chief Executive Officer and the Company’s Executive Vice President and Chief Financial Officer have concluded that:

•	information required to be disclosed by the Company in this Annual Report on Form 10-K and other reports which the Company files or submits under the Exchange Act would be accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure;

•	information required to be disclosed by the Company in this Annual Report on Form 10-K and other reports which the Company files or submits under the Exchange Act would be recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and

•	the Company’s disclosure controls and procedures were effective as of the end of the fiscal year covered by this Annual Report on Form 10-K.

49.

Management’s Annual Report on Internal Control Over Financial Reporting

The “Management’s Report on Internal Control Over Financial Reporting” included in the Company’s 2011 Annual Report is incorporated herein by reference.

Changes in Internal Controls Over Financial Reporting

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

Item 9B. Other Information

Not Applicable.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The information required by Item 401 of SEC Regulation S-K concerning the directors of the Company and the nominees for re-election as directors of the Company at the Annual Meeting of Shareholders to be held on April 26, 2012 (the “2012 Annual Meeting”), is incorporated herein by reference from the disclosure included in the Company’s definitive Proxy Statement relating to the 2012 Annual Meeting (the “2012 Proxy Statement”), under the caption “PROPOSAL NO. 1 – ELECTION OF DIRECTORS”. The information concerning the executive officers of the Company required by Item 401 of SEC Regulation S-K is set forth in the portion of Part I of this Annual Report on Form 10-K entitled “Supplemental Item: Executive Officers of the Registrant.”

Compliance with Section 16(a) of the Exchange Act

The information required by Item 405 of SEC Regulation S-K is incorporated herein by reference from the disclosure included in the Company’s 2012 Proxy Statement under the caption “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE.”

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

50.

Director Nominating Procedures

Information regarding the procedures by which shareholders of the Company may recommend and/or nominate individuals for election as directors of the Company is incorporated herein by reference from the disclosure included under the caption “CORPORATE GOVERNANCE – Nominating Procedures” in the Company’s 2012 Proxy Statement. These procedures have not materially changed from those described in the Company’s definitive Proxy Statement for the 2011 Annual Meeting of Shareholders held on May 5, 2011.

Audit Committee

The information required by Items 407(d)(4) and 407(d)(5) of SEC Regulation S-K is incorporated herein by reference from the disclosure included under the caption “MEETINGS AND COMMITTEES OF THE BOARD – Committees of the Board – Audit Committee” in the Company’s 2012 Proxy Statement.

Item 11.    Executive Compensation.

The executive compensation information required by this item is incorporated herein by reference to the information contained in the Company’s 2012 Proxy Statement under the captions “COMPENSATION OF EXECUTIVE OFFICERS” and “DIRECTOR COMPENSATION”.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 403 of SEC Regulation S-K is incorporated herein by reference from the disclosure included in the Company’s 2012 Proxy Statement under the caption “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT”.

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

The following table shows, as of December 31, 2011, the number of common shares issuable upon exercise of outstanding stock options, the weighted-average exercise price of those stock options, and the number of common shares remaining for future issuance under the Company’s equity compensation plans (excluding common shares issuable upon exercise of outstanding stock options):

51.

Number of securities
	Number of securities		remaining available for
	to be issued upon	Weighted-average	future issuance under equity
	exercise of	exercise price of	compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan category	warrants and rights	warrants and rights	reflected in column (a)

Equity compensation plans approved by security holders	303,974	$9.88	101,000	(1)

Equity compensation plans not approved by security holders	N/A	N/A	N/A

(1)	Represents common shares of the Company remaining available for future issuance under the 2008 Plan (subject to certain adjustments). The 1997 Plan expired in accordance with its terms on March 12, 2007, and no additional stock options, stock appreciation rights or other awards my be granted under the 1997 Plan.

Item 13.     Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 404 of SEC Regulation S-K is incorporated herein by reference from the disclosure contained in the Company’s 2012 Proxy Statement under the caption “TRANSACTIONS WITH RELATED PERSONS”.

The information required by Item 407(a) of SEC Regulation S-K is incorporated herein by reference from the disclosure contained in the Company’s 2012 Proxy Statement under the caption “CORPORATE GOVERNANCE – Director Independence”.

Item 14.     Principal Accountant Fees and Services

The information required to be disclosed in this Item 14 is incorporated herein by reference from the disclosure contained in the Company’s 2012 Proxy Statement under the caption “AUDIT COMMITTEE DISCLOSURE”.

PART IV

Item 15.      Exhibits and Financial Statement Schedules

(a) (1)         Financial Statements.

The following consolidated financial statements (and reports thereon) are incorporated herein by reference from the Company’s 2011 Annual Report:

•	Report of Independent Registered Public Accounting Firm (BKD, LLP)

•	Consolidated Balance Sheets as of December 31, 2011 and 2010

•	Consolidated Statements of Income for the Years ended December 31, 2011, 2010 and 2009

52.

•	Consolidated Statements of Stockholders' Equity for the Years ended December 31, 2011, 2010, and 2009

•	Consolidated Statements of Cash Flows for Years ended December 31, 2011, 2010, and 2009

•	Notes to Consolidated Financial Statements

(a) (2)       Financial Statement Schedules.

All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

53.

(a) (3) Exhibits.

Exhibit No.	Description	Location

2.1	Agreement and Plan of Merger, dated as of April 25, 2009, by and among Rurbanc Data Services, Inc., NC Merger Corp. and New Core Holdings, Inc.	Incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed April 29, 2009 (File No. 0-13507).
2.2	First Amendment to Agreement and Plan of Merger, dated as of December 29, 2009, by and among Rurbanc Data Services, Inc., NC Merger Corp. and New Core Holdings, Inc.	Incorporated herein by reference to Exhibit 2.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (File No. 0-13507).
3.1	Amended Articles of Registrant, as amended	Incorporated herein by reference to Exhibit 3(a)(i) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1989 (File No. 0-13507).
3.2	Certificate of Amendment to the Amended Articles of Rurban Financial Corp.	Incorporated herein by reference to Exhibit 3(b) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993 (File No. 0-13507).
3.3	Certificate of Amendment to the Amended Articles of Rurban Financial Corp.	Incorporated herein by reference to Exhibit 3(c) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 0-13507).

54.

Exhibit No.	Description	Location

3.4	Certificate of Amendment to the Amended Articles of Rurban Financial Corp.	Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed June 1, 2011.
3.5	Amended and Restated Regulations of Rurban Financial Corp.	Incorporated herein by reference to Exhibit 3.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (File No. 0-13507).
3.6	Certificate Regarding Adoption of Amendment to Section 2.01 of the Amended and Restated Regulations of Rurban Financial Corp. by the Shareholders on April 16, 2009	Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed April 22, 2009 (File No. 0-13507).
4.1	Indenture, dated as of September 15, 2005, by and between Rurban Financial Corp. and Wilmington Trust Company, as Debenture Trustee, relating to Floating Rate Junior Subordinated Deferrable Interest Debentures	Incorporated herein by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 (File No. 0-13507).
4.2	Amended and Restated Declaration of Trust of Rurban Statutory Trust II, dated as of September 15, 2005	Incorporated herein by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 (File No. 0-13507).
4.3	Guarantee Agreement, dated as of September 15, 2005, by and between Rurban Financial Corp. and Wilmington Trust Company, as Guarantee Trustee	Incorporated herein by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 (File No. 0-13507).
4.4	Agreement to furnish instruments and agreements defining rights of holders of long-term debt	Filed herewith.

55.

Exhibit No.	Description	Location

10.1*	Rurban Financial Corp. Plan to Allow Directors to Elect to Defer Compensation	Incorporated herein by reference to Exhibit 10(v) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (File No. 0-13507).
10.2*	Rurban Financial Corp. 1997 Stock Option Plan	Incorporated herein by reference to Exhibit 10(v) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (File No. 0-13507).
10.3*	Form of Non-Qualified Stock Option Agreement with Five-Year Vesting under Rurban Financial Corp. 1997 Stock Option Plan	Incorporated herein by reference to Exhibit 10(w) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 0-13507).
10.4*	Form of Non-Qualified Stock Option Agreement with Vesting After One Year of Employment under Rurban Financial Corp. 1997 Stock Option Plan	Incorporated herein by reference to Exhibit 10(a) to the Company’s Current Report on Form 8-K filed March 21, 2005 (File No. 0-13507).
10.5*	Form of Incentive Stock Option Agreement with Five-Year Vesting under Rurban Financial Corp. 1997 Stock Option Plan	Incorporated herein by reference to Exhibit 10(x) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 0-13507).
10.6*	Form of Incentive Stock Option Agreement with Vesting After One Year of Employment under Rurban Financial Corp. 1997 Stock Option Plan	Incorporated herein by reference to Exhibit 10(c) to the Company’s Current Report on Form 8-K filed March 21, 2005 (File No. 0-13507).
10.7*	Form of Stock Appreciation Rights under Rurban Financial Corp. 1997 Stock Option Plan	Incorporated herein by reference to Exhibit 10(b) to the Company’s Current Report on Form 8-K filed March 21, 2005 (File No. 0-13507).
10.8*	Rurban Financial Corp. 2008 Stock Incentive Plan	Incorporated herein by reference to Exhibit 10 to the Company’s Current Report on Form 8-K filed April 22, 2008 (File No. 0-13507).
10.9*	Form of Restricted Stock Award Agreement (For Employees) under Rurban Financial Corp. 2008 Stock Option Plan	Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed April 22, 2008 (File No. 0-13507).
10.10*	Form of Incentive Stock Option Agreement with Five-Year Vesting under Rurban Financial Corp. 2008 Stock Incentive Plan	Incorporated herein by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (File No. 0-13507).
10.11*	Form of Non-Qualified Stock Option Award Agreement with Five-Year Vesting under Rurban Financial Corp. 2008 Stock Incentive Plan	Incorporated herein by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (File No. 0-13507).

56.

Exhibit No.	Description	Location

10.12*	Employees’ Stock Ownership and Savings Plan of Rurban Financial Corp.	Incorporated herein by reference to Exhibit 10(y) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (File No. 0-13507).
10.13*	Rurban Financial Corp. Employee Stock Purchase Plan	Incorporated herein by reference to Exhibit 10(z) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (File No. 0-13507).
10.14*	Employment Agreement, dated July 30, 2010, between Rurban Financial Corp. and Mark A. Klein	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 5, 2010 (File No. 0-13507).
10.15*	Second Amended and Restated Change of Control Agreement, dated July 30, 2010, between Rurban Financial Corp. and Mark A. Klein	Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed August 5, 2010 (File No. 0-13507).
10.16*	Change of Control Agreement, dated April 21, 2010, between Rurban Financial Corp. and Anthony V. Cosentino	Incorporated herein by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (File No. 0-13507).
10.17*	Amended and Restated Supplemental Executive Retirement Plan Agreement, effective as of December 31, 2008, by and between Rurban Financial Corp. and Mark A. Klein	Filed herewith.
10.18*	First Amendment to Amended and Restated Supplemental Executive Retirement Plan Agreement, dated as April 20, 2009, by and between Rurban Financial Corp. and Mark A. Klein	Incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed April 22, 2009 (File No. 0-13507).

57.

Exhibit No.	Description	Location

10.19*	Non-Qualified Deferred Compensation Plan effective as of January 1, 2007	Incorporated herein by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (File No. 0-13507)
11	Statement re: Computation of Per Share Earnings	Included in Note 1 of the Notes to Consolidated Financial Statements of Registrant filed herewith as Exhibit 13.
13	2011 Annual Report of Rurban Financial Corp. (not deemed filed except for portions thereof which are specifically incorporated by reference in this Annual Report on Form 10-K)	Specified portions filed herewith.
21	Subsidiaries of Registrant	Filed herewith.
23	Consent of BKD, LLP	Filed herewith.
24	Power of Attorney of Directors and Executive Officers	Included on signature page of this Annual Report on Form 10-K
31.1	Rule 13a-14(a)/15d-14(a) Certification – Principal Executive Officer	Filed herewith.
31.2	Rule 13a-14(a)/15d-14(a) Certification – Principal Financial Officer	Filed herewith.
32.1	Section 1350 Certification – Principal Executive Officer and Principal Financial Officer	Filed herewith.
101	The following materials from Rurban Financial Corp.’s 2011 Annual Report and incorporated therefrom in Rurban Financial Corp.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of December 31, 2011 and 2010; (ii) the Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009; (iii) the Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2011, 2010 and 2009; (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009; and (v) the Notes to Consolidated Financial Statements (furnished herewith)**

*Management contract or compensatory plan or arrangement.

** Pursuant to Rule 406T of SEC Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are furnished and not deemed filed or part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those Sections.

58.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

RURBAN FINANCIAL CORP.

	By:	/s/ Anthony V. Cosentino
Date: March 30, 2012		Anthony V. Cosentino, Executive Vice President and Chief Financial Officer

Power of Attorney

KNOW ALL MEN BY THESE PRESENTS, that each undersigned officer and/or director of Rurban Financial Corp., an Ohio corporation (the “Corporation”), which is about to file with the Securities and Exchange Commission, Washington, D.C., under the provisions of the Securities Exchange Act of 1934, as amended, the Annual Report of the Corporation on Form 10-K for the fiscal year ended December 31, 2011, hereby constitutes and appoints Mark A. Klein and Anthony V. Cosentino, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign both the Annual Report on Form 10-K and any and all amendments and documents related thereto, and to file the same, and any and all exhibits, financial statements and schedules related thereto, and other documents in connection therewith, with the Securities and Exchange Commission and the NASDAQ Stock Market, granting unto said attorneys-in-fact and agents, and substitute or substitutes, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all things that each of said attorneys-in-fact and agents, or either of them or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Date	Capacity
/s/ Mark A. Klein	March 30, 2012	President and Chief Executive Officer
Mark A. Klein

/s/ Anthony V. Cosentino	March 30, 2012	Executive Vice President and
Anthony V. Cosentino		Chief Financial Officer

/s/ Thomas A. Buis	March 30, 2012	Director
Thomas A. Buis

/s/ Robert A. Fawcett, Jr.	March 30, 2012	Director
Robert A. Fawcett, Jr.

/s/ Gaylyn J. Finn	March 30, 2012	Director
Gaylyn J. Finn

59.

/s/ Richard L. Hardgrove	March 30, 2012	Director
Richard L. Hardgrove

/s/ Lynn A. “Zac” Isaac	March 30, 2012	Director
Lynn A. “Zac” Isaac

/s/ Rita A. Kissner	March 30, 2012	Director
Rita A. Kissner

/s/ Mark A. Klein	March 30, 2012	Director
Mark A. Klein

/s/ Thomas L. Sauer	March 30, 2012	Director
Thomas L. Sauer

/s/ Timothy J. Stolly	March 30, 2012	Director
Timothy J. Stolly

Date: March 30, 2012

60.

ANNUAL REPORT ON FORM 10-K

FOR FISCAL YEAR ENDED DECEMBER 31, 2011

INDEX TO EXHIBITS

Exhibit No.	Description	Location
2.1	Agreement and Plan of Merger, dated as of April 25, 2009, by and among Rurbanc Data Services, Inc., NC Merger Corp. and New Core Holdings, Inc.	Incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed April 29, 2009 (File No. 0-13507).
2.2	First Amendment to Agreement and Plan of Merger, dated as of December 29, 2009, by and among Rurbanc Data Services, Inc., NC Merger Corp. and New Core Holdings, Inc.	Incorporated herein by reference to Exhibit 2.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (File No. 0-13507).
3.1	Amended Articles of Registrant, as amended	Incorporated herein by reference to Exhibit 3(a)(i) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1989 (File No. 0-13507).
3.2	Certificate of Amendment to the Amended Articles of Rurban Financial Corp.	Incorporated herein by reference to Exhibit 3(b) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993 (File No. 0-13507).
3.3	Certificate of Amendment to the Amended Articles of Rurban Financial Corp.	Incorporated herein by reference to Exhibit 3(c) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 0-13507).
3.4	Certificate of Amendment to the Amended Articles of Rurban Financial Corp.	Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed June 1, 2011.
3.5	Amended and Restated Regulations of Rurban Financial Corp.	Incorporated herein by reference to Exhibit 3.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (File No. 0-13507).
3.6	Certificate Regarding Adoption of Amendment to Section 2.01 of the Amended and Restated Regulations of Rurban Financial Corp. by the Shareholders on April 16, 2009	Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed April 22, 2009 (File No. 0-13507).

61.

Exhibit No.	Description	Location
4.1	Indenture, dated as of September 15, 2005, by and between Rurban Financial Corp. and Wilmington Trust Company, as Debenture Trustee, relating to Floating Rate Junior Subordinated Deferrable Interest Debentures	Incorporated herein by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 (File No. 0-13507).
4.2	Amended and Restated Declaration of Trust of Rurban Statutory Trust II, dated as of September 15, 2005	Incorporated herein by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 (File No. 0-13507).
4.3	Guarantee Agreement, dated as of September 15, 2005, by and between Rurban Financial Corp. and Wilmington Trust Company, as Guarantee Trustee	Incorporated herein by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 (File No. 0-13507).
4.4	Agreement to furnish instruments and agreements defining rights of holders of long-term debt	Filed herewith.
10.1*	Rurban Financial Corp. Plan to Allow Directors to Elect to Defer Compensation	Incorporated herein by reference to Exhibit 10(v) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (File No. 0-13507).
10.2*	Rurban Financial Corp. 1997 Stock Option Plan	Incorporated herein by reference to Exhibit 10(v) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (File No. 0-13507).
10.3*	Form of Non-Qualified Stock Option Agreement with Five-Year Vesting under Rurban Financial Corp. 1997 Stock Option Plan	Incorporated herein by reference to Exhibit 10(w) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 0-13507).
10.4*	Form of Non-Qualified Stock Option Agreement with Vesting After One Year of Employment under Rurban Financial Corp. 1997 Stock Option Plan	Incorporated herein by reference to Exhibit 10(a) to the Company’s Current Report on Form 8-K filed March 21, 2005 (File No. 0-13507).

62.

Exhibit No.	Description	Location
10.5*	Form of Incentive Stock Option Agreement with Five-Year Vesting under Rurban Financial Corp. 1997 Stock Option Plan	Incorporated herein by reference to Exhibit 10(x) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 0-13507).
10.6*	Form of Incentive Stock Option Agreement with Vesting After One Year of Employment under Rurban Financial Corp. 1997 Stock Option Plan	Incorporated herein by reference to Exhibit 10(c) to the Company’s Current Report on Form 8-K filed March 21, 2005 (File No. 0-13507).
10.7*	Form of Stock Appreciation Rights under Rurban Financial Corp. 1997 Stock Option Plan	Incorporated herein by reference to Exhibit 10(b) to the Company’s Current Report on Form 8-K filed March 21, 2005 (File No. 0-13507).
10.8*	Rurban Financial Corp. 2008 Stock Incentive Plan	Incorporated herein by reference to Exhibit 10 to the Company’s Current Report on Form 8-K filed April 22, 2008 (File No. 0-13507).
10.9*	Form of Restricted Stock Award Agreement (For Employees) under Rurban Financial Corp. 2008 Stock Option Plan	Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed April 22, 2008 (File No. 0-13507).
10.10*	Form of Incentive Stock Option Agreement with Five-Year Vesting under Rurban Financial Corp. 2008 Stock Incentive Plan	Incorporated herein by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (File No. 0-13507).
10.11*	Form of Non-Qualified Stock Option Award Agreement with Five-Year Vesting under Rurban Financial Corp. 2008 Stock Incentive Plan	Incorporated herein by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (File No. 0-13507).
10.12*	Employees’ Stock Ownership and Savings Plan of Rurban Financial Corp.	Incorporated herein by reference to Exhibit 10(y) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (File No. 0-13507).
10.13*	Rurban Financial Corp. Employee Stock Purchase Plan	Incorporated herein by reference to Exhibit 10(z) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (File No. 0-13507).
10.14*	Employment Agreement, dated July 30, 2010, between Rurban Financial Corp. and Mark A. Klein	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 5, 2010 (File No. 0-13507).

63.

3/20/2012 13459947	Description	Location
10.15*	Second Amended and Restated Change of Control Agreement, dated July 30, 2010, between Rurban Financial Corp. and Mark A. Klein	Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed August 5, 2010 (File No. 0-13507).
10.16*	Change of Control Agreement, dated April 21, 2010, between Rurban Financial Corp. and Anthony V. Cosentino	Incorporated herein by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (File No. 0-13507).
10.17*	Amended and Restated Supplemental Executive Retirement Plan Agreement, effective as of December 31, 2008, by and between Rurban Financial Corp. and Mark A. Klein	Filed herewith.
10.18*	First Amendment to Amended and Restated Supplemental Executive Retirement Plan Agreement, dated as April 20, 2009, by and between Rurban Financial Corp. and Mark A. Klein	Incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed April 22, 2009 (File No. 0-13507).
10.19*	Non-Qualified Deferred Compensation Plan effective as of January 1, 2007	Incorporated herein by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (File No. 0-13507)
11	Statement re: Computation of Per Share Earnings	Included in Note 1 of the Notes to Consolidated Financial Statements of Registrant filed herewith as Exhibit 13.
13	2011 Annual Report of Rurban Financial Corp. (not deemed filed except for portions thereof which are specifically incorporated by reference in this Annual Report on Form 10-K)	Specified portions filed herewith.
21	Subsidiaries of Registrant	Filed herewith.
23	Consent of BKD, LLP	Filed herewith.
24	Power of Attorney of Directors and Executive Officers	Included on signature page of this Annual Report on Form 10-K
31.1	Rule 13a-14(a)/15d-14(a) Certification – Principal Executive Officer	Filed herewith.
31.2	Rule 13a-14(a)/15d-14(a) Certification – Principal Financial Officer	Filed herewith.
32.1	Section 1350 Certification – Principal Executive Officer and Principal Financial Officer	Filed herewith.

The following materials from Rurban Financial Corp.’s 2011 Annual Report and incorporated therefrom in Rurban Financial Corp.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of December 31, 2011 and 2010; (ii) the Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009; (iii) the Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2011, 2010 and 2009; (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009; and (v) the Notes to Consolidated Financial Statements (furnished herewith)**

*Management contract or compensatory plan or arrangement.

** Pursuant to Rule 406T of SEC Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are furnished and not deemed filed or part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those Sections.

64.