Form 10-Q
period 2012-03-31
RURBAN FINANCIAL CORP
filed 2012-05-09
CIK 767405

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Shares, without par value	4,861,779 shares
(class)	(Outstanding at May 9, 2012)

RURBAN FINANCIAL CORP.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The interim condensed consolidated financial statements of Rurban Financial Corp. (“Rurban” or the “Company”) are unaudited; however, the information contained herein reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of financial condition and results of operations for the interim periods presented. All adjustments reflected in these financial statements are of a normal recurring nature in accordance with Rule 10-01 of Regulation S-X. Results of operations for the three months ended March 31, 2012 are not necessarily indicative of results for the complete year.

Rurban Financial Corp.

Condensed Consolidated Balance Sheets
March 31, 2012 and December 31, 2011

	March 31,	December 31,
	2012	2011
($'s in Thousands)	(Unaudited)
ASSETS
Cash and due from banks	$29,602	$14,846

Investment Securities:
Securities available for sale, at fair value	110,603	111,978
Other securities - FRB and FHLB Stock	3,685	3,685

Total investment securities	114,288	115,663

Loans held for sale	11,384	5,238

Loans, net of unearned income	439,721	442,554
Allowance for loan losses	(6,609)	(6,529)

Net loans	433,112	436,025

Premises and equipment, net	13,282	13,773
Purchased software	386	159
Cash surrender value of life insurance	12,312	12,224
Goodwill	16,353	16,353
Core deposits and other intangibles	1,691	1,849
Foreclosed assets held for sale, net	1,807	1,830
Mortgage servicing rights	3,359	2,820
Accrued interest receivable	1,802	1,635
Other assets	5,598	6,249
Total assets	$644,976	$628,664

LIABILITIES AND EQUITY
Deposits
Non interest bearing demand	$71,077	$65,963
Interest bearing demand	118,898	107,446
Savings	52,599	49,665
Money market	82,799	74,244
Time deposits	210,119	221,447
Total deposits	535,492	518,765

Notes payable	2,519	2,788
Advances from Federal Home Loan Bank	12,611	12,776
Repurchase agreements	17,771	18,779
Trust preferred securities	20,620	20,620
Accrued interest payable	3,556	2,954
Other liabilities	3,381	4,050
Total liabilities	595,950	580,732

Equity
Preferred stock	-	-
Common stock	12,569	12,569
Additional paid-in capital	15,338	15,323
Retained earnings	21,438	20,466
Accumulated other comprehensive income	1,450	1,343
Treasury stock	(1,769)	(1,769)
Total equity	49,026	47,932

Total liabilities and equity	$644,976	$628,664

See notes to condensed consolidated financial statements (unaudited)

Note: The balance sheet at December 31, 2011 has been derived from the audited consolidated financial statements at that date

Rurban Financial Corp.

Condensed Consolidated Statements Income (Unaudited)

	Three Months Ended
	March 31,	March 31,
($'s in Thousands)	2012	2011
Interest income
Loans
Taxable	$5,928	$5,852
Nontaxable	23	11
Securities
Taxable	399	611
Nontaxable	147	336
Total interest income	6,497	6,810

Interest expense
Deposits	854	1,049
Other borrowings	34	25
Repurchase agreements	68	426
Federal Home Loan Bank advances	74	133
Trust preferred securities	592	344
Total interest expense	1,622	1,977

Net interest income	4,875	4,833

Provision for loan losses	450	499

Net interest income after provision for loan losses	4,425	4,334

Noninterest income
Data service fees	643	912
Trust fees	642	695
Customer service fees	631	581
Gain on sale of mortgage loans and OMSR's	1,181	425
Mortgage loan servicing fees, net	329	139
Gain on sale of non-mortgage loans	-	43
Loss on sale or disposal of assets	(56)	(100)
Other income	211	168
Total non-interest income	3,581	2,863

Noninterest expense
Salaries and employee benefits	3,499	3,530
Net occupancy expense	548	584
Equipment expense	711	711
FDIC insurance expense	214	318
Data processing fees	113	144
Professional fees	385	474
Marketing expense	90	56
Printing and office supplies	78	76
Telephone and communication	144	157
Postage and delivery expense	229	344
State, local and other taxes	120	144
Employee expense	106	96
Other intangible amortization expense	157	197
Other expenses	282	229
Total non-interest expense	6,676	7,060

Income before income tax expense	1,330	137
Income tax expense	358	126

Net income	$972	$11

Common share data:
Basic earnings per common share	$0.20	$0.00

Diluted earnings per common share	$0.20	$0.00

Average shares outstanding:
Basic:	4,862	4,862
Diluted:	4,862	4,862

See notes to condensed consolidated financial statements (unaudited)

Rurban Financial Corp.

Condensed Consolidated Statements of Other Comprehensive Income (Unaudited)

Three Months Ended March 31,

($'s in thousands)	2012	2011

Net income	$972	$11

Other comprehensive income
Investment securities available for sale
Change in net unrealized gains during the period	162	313

Tax expense	(55)	(106)
Comprehensive income	$1,079	$218

Accumulated other comprehensive income	$1,450	$1,343

See notes to condensed consolidated financial statements (unaudited)

6

Rurban Financial Corp.

Condensed Consolidated Statements of Changes in

Stockholders’ Equity (unaudited)

	Three Months Ended March 31,
($'s in thousands)	2012	2011

Balance at beginning of period	$47,932	$46,024
Net income	972	11
Unrealized holding gains arising during the year, net of tax	107	207
Share-based compensation	15	23

Balance at end of period	$49,026	$46,265

See notes to condensed consolidated financial statements (unaudited)

Rurban Financial Corp.

Condensed Consolidated Statements of Cash Flows (Unaudited)

Three Months Ended March 31,

($'s in thousands)	2012	2011
Operating Activities
Net Income	$972	$11
Items not requiring (providing) cash
Depreciation and amortization	334	454
Provision for loan losses	450	499
Expense of share-based compensation plan	15	23
Amortization of premiums and discounts on securities	368	432
Amortization of intangible assets	157	197
Amortization of originated mortgage servicing rights	349	71
Deferred income taxes	(55)	(107)
Proceeds from sale of loans held for sale	62,897	31,865
Originations of loans held for sale	(68,331)	(28,005)
Gain on sale of loans	(1,181)	(425)
Loss on sale of foreclosed assets	15	100
Recapture of originated mortgage servicing rights impairment	(419)	-
Income from bank owned life insurance	(88)	(94)
Changes in
Interest receivable	(167)	(295)
Other assets	665	400
Interest payable and other liabilities	(68)	(359)

Net cash provided by (used in) operating activities	(4,086)	4,768

Investing Activities
Purchase of available-for-sale securities	(11,295)	(4,039)
Proceeds from maturities of available-for-sale securities	12,463	5,631
Proceeds from bank owned life insurance	-	1,354
Net change in loans	2,432	4,357
Purchase of premises and equipment and software	(771)	(119)
Proceeds from sales or disposal of premises and equipment	701	-
Proceeds from sale of foreclosed assets	27	923

Net cash from investing activities	$3,557	$8,107

See notes to condensed consolidated financial statements (unaudited)

Rurban Financial Corp.

Condensed Consolidated Statements of Cash Flows (Unaudited) (continued)
Three Months Ended March 31,

($'s in thousands)	2012	2011
Financing Activities
Net increase (decrease) in demand deposits, money market, interest checking and savings accounts	$28,055	$(2,319)
Net decrease in certificates of deposit	(11,328)	(397)
Net (decrease) increase in securities sold under agreements to repurchase	(1,008)	3,714
Repayment of Federal Home Loan Bank advances	(165)	(6,127)
Repayment of notes payable	(269)	(72)

Net cash provided by (used in) financing activities	15,285	(5,202)

Increase in Cash and Cash Equivalents	14,756	7,673

Cash and Cash Equivalents, Beginning of Year	14,846	30,418

Cash and Cash Equivalents, End of Period	$29,602	$38,090

Supplemental Cash Flows Information

Interest Paid	$1,020	$1,753

Transfer of loans to foreclosed assets	$14	$400

See notes to condensed consolidated financial statements (unaudited)

RURBAN FINANCIAL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A—BASIS OF PRESENTATION

Rurban Financial Corp. (the “Company”) is a bank holding company whose principal activity is the ownership and management of its wholly-owned subsidiaries, The State Bank and Trust Company (“State Bank”), RFCBC, Inc. (“RFCBC”), Rurbanc Data Services, Inc. dba RDSI Banking Systems (“RDSI”), Rurban Statutory Trust I (“RST I”), and Rurban Statutory Trust II (“RST II”). State Bank owns all the outstanding stock of Rurban Mortgage Company (“RMC”), Rurban Investments, Inc. (“RII”) and State Bank Insurance, LLC (“SBI”).

The consolidated financial statements include the accounts of the Company, State Bank, RFCBC, RDSI, RMC, RII, and SBI. All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements reflect all adjustments that are, in the opinion of management, necessary to fairly present the financial position, results of operations and cash flows of the Company. Those adjustments consist only of normal recurring adjustments. Results of operations for the three months ended March 31, 2012 are not necessarily indicative of results for the complete year.

The condensed consolidated balance sheet of the Company as of December 31, 2011 has been derived from the audited consolidated balance sheet of the Company as of that date.

For further information, refer to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

NOTE B—EARNINGS PER SHARE

Earnings per share (EPS) have been computed based on the weighted average number of shares outstanding during the periods presented. For the periods ended March 31, 2012 and 2011, share based awards totaling 303,974 and 325,951 common shares, respectively, were not considered in computing diluted EPS as they were anti-dilutive. The number of shares used in the computation of basic and diluted earnings per share were:

	Three Months Ended
	March 31,
	2012	2011
Basic earnings per share	4,861,779	4,861,779
Diluted earnings per share	4,861,779	4,861,779

Note C - Securities

The amortized cost and approximate fair value of securities were as follows:

		Gross	Gross
$'s in thousands	Amortized	Unrealized	Unrealized	Approximate
	Cost	Gains	Losses	Fair Value
Available-for-Sale Securities:
March 31, 2012:
U.S. Treasury and
Government agencies	$23,412	$176	(58)	$23,530
Mortgage-backed securities	67,305	891	(49)	68,147
State and political subdivisions	15,268	1,241	(3)	16,506
Money Market Mutual Fund	2,397	-	-	2,397
Equity securities	23	-	-	23

	$108,405	$2,308	$(110)	$110,603

		Gross	Gross
$'s in thousands	Amortized	Unrealized	Unrealized	Approximate
	Cost	Gains	Losses	Fair Value
December 31, 2011:
U.S. Treasury and
Government agencies	$25,238	$186	$-	$25,424
Mortgage-backed securities	67,056	761	(119)	67,698
State and political subdivisions	15,586	1,210	(3)	16,793
Money Market Mutual Fund	2,040	-	-	2,040
Equity securities	23	-	-	23

	$109,943	$2,157	$(122)	$111,978

The amortized cost and fair value of securities available for sale at March 31, 2012, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale
	Amortized	Fair
$'s in thousands	Cost	Value

Within one year	$384	383
Due after one year through five years	1,695	1,768
Due after five years through ten years	10,318	10,554
Due after ten years	26,283	27,331
	38,680	40,036

Mortgage-backed securities, money market mutual funds & equity securities	69,725	70,567

Totals	$108,405	$110,603

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was $57.2 million at March 31, 2012 and $52.8 million at December 31, 2011. The securities delivered for repurchase agreements were $21.2 million at March 31, 2012 and $21.0 million at December 31, 2011.

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments was $16.3 million at March 31, 2012 and $15.2 million at December 31, 2011, which was approximately 15 and 14 percent, respectively, of the Company’s available-for-sale investment portfolio at such dates. Based on evaluation of available evidence, including recent changes in market interest rates, credit rating information and information obtained from regulatory filings, management believes the declines in fair value for these securities are temporary. Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.

Securities with unrealized losses, aggregated by investment class and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2012 and December 31, 2011 are as follows ($’s in thousands):

March 31, 2012	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-Sale Securities:
U.S. Treasury and Government agencies	$6,738	$(58)	$-	$-	$6,738	$(58)
Mortgage-backed securities	8,201	(14)	819	(35)	9,020	(49)
State and political subdivisions	504	(3)	-	-	504	(3)

	$15,443	$(75)	$819	$(35)	$16,262	$(110)

December 31, 2011	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-Sale Securities:
Mortgage-backed securities	$11,321	(56)	$844	$(63)	$12,165	$(119)
State and political subdivisions	501	(3)	-	-	501	(3)

	$11,822	$(59)	$844	$(63)	$12,666	$(122)

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

NOTE D – LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans that management has the intent and ability to hold for the foreseeable future, or until maturity or payoffs, are reported at their outstanding principal balances adjusted for any charge-offs, the allowance for loan losses, any deferred fees or costs on originated loans and unamortized premiums or discounts on purchased loans. Interest income is reported on the interest method and includes amortization of net deferred loan fees and costs over the loan term. Generally, loans are placed on non-accrual status not later than 90 days past due, unless the loan is well-secured and in the process of collection. All interest accrued, but not collected for loans that are placed on non-accrual or charged-off, is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

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

The allowance consists of allocated and general components. The allocated component relates to loans that are classified as impaired. For those loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers nonclassified loans and is based on historical charge-off experience and expected loss given default derived from the Company’s internal risk rating process. Other adjustments may be made to the allowance for pools of loans after an assessment of internal or external influences on credit quality that are not fully reflected on the historical loss or risk rating data.

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

When State Bank moves a loan to non-accrual status, total unpaid interest accrued to date is reversed from income. Subsequent payments are applied to the outstanding principal balance with the interest portion of the payment recorded on the balance sheet as a contra-loan. Interest received on impaired loans may be realized once all contractual principal amounts are received or when a borrower establishes a history of six consecutive timely principal and interest payments. It is at the discretion of management to determine when a loan is placed back on accrual status upon receipt of six consecutive timely payments.

Large groups of smaller balance homogenous loans are collectively evaluated for impairment. Accordingly, State Bank does not separately identify individual consumer and residential loans for impairment measurements, unless such loans are the subject of a restructuring agreement due to financial difficulties of the borrower.

Categories of loans at March 31, 2012 and December 31, 2011 include:

($'s in thousands)	March 31,	December 31,
	2012	2011
Commercial	$78,450	$78,112
Commercial real estate	188,984	187,829
Agricultural	37,741	38,361
Residential real estate	84,771	87,656
Home Equity & Consumer	49,855	50,681
Leasing	207	216
Total loans	440,008	442,855
Less
Net deferred loan fees, premiums and discounts	(287)	(301)
Loans, net of unearned income	$439,721	$442,554
Allowance for loan losses	$(6,609)	$(6,529)

The following table presents the Company’s nonperforming loans at March 31, 2012 and December 31, 2011.

($'s in thousands)	March 31,	December 31,
	2012	2011
Commercial	$2,021	$2,393
Commercial real estate	1,481	1,456
Agricultural	113	-
Residential real estate	1,840	2,471
Home Equity & Consumer	1,056	580
Leasing	-	-

Total nonaccruing loans	6,511	6,900

Accruing Troubled Debt Restructures (TDR's)	1,593	1,334

Total Nonperforming Loans	$8,104	$8,234

The following tables present the balance of the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of March 31, 2012, December 31, 2011 and March 31, 2011.

March 31, 2012		Commercial		Residential	Home Equity
($'s in thousands)	Commercial	Real Estate	Agricultural	First Mortgage	& Consumer	Other	Unallocated	Total

ALLOWANCE FOR LOAN AND LEASE LOSSES

Beginning balance	$1,914	$2,880	$51	$956	$599	$139	$(10)	$6,529
Charge Offs	(205)	(42)	-	(51)	(160)	(16)	-	(474)
Recoveries	2	23	1	71	2	3	1	104
Provision	144	52	-	24	212	9	9	450
Ending Balance	$1,855	$2,913	$53	$1,000	$653	$135	$-	$6,609

Ending balance:
individually evaluated for impairment	$517	$231	$3	$403	$178	$-	$-	$1,332
Ending balance:
collectively evaluated for impairment	$1,338	$2,682	$50	$597	$475	$135	$-	$5,277

Loans:
Ending balance:
individually evaluated for impairment	$1,945	$2,035	$115	$2,375	$518	$-	$-	$6,988
Ending balance:
collectively evaluated for impairment	$76,505	$186,949	$37,626	$82,396	$49,337	$207	$-	$433,020

December 31, 2011		Commercial		Residential	Home Equity
($'s in thousands)	Commercial	Real Estate	Agricultural	First Mortgage	& Consumer	Other	Unallocated	Total

ALLOWANCE FOR LOAN AND LEASE LOSSES

Beginning balance	$1,723	$3,774	$16	$643	$401	$128	$30	$6,715
Charge Offs	(642)	(2,057)	-	(248)	(460)	-	-	(3,407)
Recoveries	465	32	3	700	21	6	-	1,227
Provision	368	1,131	32	(139)	637	5	(40)	1,994
Ending Balance	$1,914	$2,880	$51	$956	$599	$139	$(10)	$6,529

Ending balance:
individually evaluated for impairment	$1,017	$19	$5	$280	$212	$-	$-	$1,533
Ending balance:
collectively evaluated for impairment	$897	$2,861	$46	$676	$387	$139	$(10)	$4,996

Loans:
Ending balance:
individually evaluated for impairment	$3,283	$2,473	$5	$2,074	$543	$-	$-	$8,378
Ending balance:
collectively evaluated for impairment	$74,829	$185,356	$38,356	$85,582	$50,138	$216	$-	$434,477

March 31, 2011		Commercial		Residential	Home Equity
($'s in thousands)	Commercial	Real Estate	Agricultural	First Mortgage	& Consumer	Other	Unallocated	Total

ALLOWANCE FOR LOAN AND LEASE LOSSES

Beginning balance	$1,723	$3,774	$16	$643	$401	$128	$30	$6,715
Charge Offs	(209)	(100)	-	(103)	(200)	(27)	-	(639)
Recoveries	5	3	1	-	7	2	-	18
Provision	247	(354)	1	386	243	5	(29)	499
Ending Balance	$1,766	$3,322	$18	$926	$451	$108	$1	$6,593

Ending balance:
individually evaluated for impairment	$901	$935	$-	$219	$32	$-	$-	$2,087
Ending balance:
collectively evaluated for impairment	$865	$2,387	$18	$707	$419	$108	$1	$4,506

Loans:
Ending balance:
individually evaluated for impairment	$2,842	$6,174	$-	$1,409	$175	$-	$-	$10,600
Ending balance:
collectively evaluated for impairment	$67,777	$175,576	$37,206	$81,026	$50,077	$182	$-	$411,845

Credit Risk Profile

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information and current economic trends, among other factors. The Company analyzes loans individually by classifying the loans as to credit risk. This analysis includes loans with an outstanding balance greater than $100 thousand and non-homogeneous loans, such as commercial and commercial real estate loans. This analysis is performed on a quarterly basis. The Company uses the following definitions for risk ratings:

Special Mention (5): Assets have potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the Company’s credit position at some future date. Special mention assets are not adversely classified and do not expose the Company to sufficient risk to warrant adverse classification. Ordinarily, special mention credits have characteristics which corrective management action would remedy.

Substandard (6): Loans are inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified must have a well-defined weakness or weaknesses that jeopardized the liquidation of the debt. They are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected.

Doubtful (7): Loans classified as doubtful have all the weaknesses inherent in those classified Substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of current known facts, conditions and values, highly questionable and improbable.

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass (1-4) rated loans.

The following tables present the credit risk profile of the Company’s loan portfolio based on rating category and payment activity as of March 31, 2012 and December 31, 2011 ($’s in thousands).

March 31, 2012		Commercial RE		Residential	Home Equity
	Commercial	& Construction	Agricultural	Real Estate	& Consumer	Leases	Total
1-2	$825	$123	$122	$-	$2	$-	$1,072
3	24,185	60,257	10,836	72,933	44,732	24	212,967
4	49,534	113,642	26,617	7,601	3,562	183	201,139
Total Pass	74,544	174,022	37,575	80,534	48,296	207	415,178

5	74	10,075	115	1,569	441	-	12,274
6	1,924	3,310	51	949	42	-	6,276
7	1,908	1,577	-	1,719	1,076	-	6,280
8	-	-	-	-	-	-	-
Total	$78,450	$188,984	$37,741	$84,771	$49,855	$207	$440,008

December 31, 2011		Commercial RE		Residential	Home Equity
	Commercial	& Construction	Agricultural	Real Estate	& Consumer	Leases	Total
1-2	$909	$188	$152	$1,548	$127	$140	$3,064
3	24,375	62,506	13,203	78,122	43,814	-	222,020
4	48,004	110,633	24,950	1,576	6,095	76	191,334
Total Pass	73,288	173,327	38,305	81,246	50,036	216	416,418

5	610	9,703	5	1,666	72	-	12,056
6	2,037	3,358	51	1,834	92	-	7,372
7	2,177	1,441	-	2,910	481	-	7,009
8	-	-	-	-	-	-	-
Total	$78,112	$187,829	$38,361	$87,656	$50,681	$216	$442,855

The following tables present the Company’s loan portfolio aging analysis as of March 31, 2012 and December 31, 2011 ($’s in thousands).

	30-59 Days	60-89 Days	Greater Than	Total Past		Total Loans
March 31, 2012	Past Due	Past Due	90 Days	Due	Current	Receivable

Commercial	$11	$-	$2,021	$2,032	$76,418	$78,450
Commercial RE	-	-	1,481	1,481	187,503	188,984
Agricultural	-	-	113	113	37,628	37,741
Residential Real Estate	149	276	806	1,231	83,540	84,771
Home Equity & Consumer	111	18	505	634	49,221	49,855
Leases	-	-	-	-	207	207
Loans & Lease	271	294	4,926	5,491	434,517	440,008
Loans held for Sale	-	-	-	-	11,384	11,384

Total	$271	$294	$4,926	$5,491	$445,901	$451,392

	30-59 Days	60-89 Days	Greater Than	Total Past		Total Loans
December 31, 2011	Past Due	Past Due	90 Days	Due	Current	Receivable

Commercial	$58	$-	$2,334	$2,392	$75,720	$78,112
Commercial RE	67	-	1,656	1,723	186,106	187,829
Agricultural	-	-	-	-	38,361	38,361
Residential Real Estate	412	784	569	1,765	85,891	87,656
Home Equity & Consumer	465	194	505	1,164	49,517	50,681
Leases	-	-	-	-	216	216
Loans & Lease	1,002	978	5,064	7,044	435,811	442,855

Loans held for Sale	-	-	-	-	5,238	5,238

Total	$1,002	$978	$5,064	$7,044	$441,049	$448,093

All loans past due 90 days are systematically placed on nonaccrual status.

The following tables present impaired loan activity for the three months ended March 31, 2012 and 2011, and for the twelve months ended December 31, 2011:

Three Months Ended		Unpaid		Average	Interest
March 31, 2012	Recorded	Principal	Related	Recorded	Income
($'s in thousands)	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Commercial	$118	$468	$-	$127	$-
Commercial Real Estate	1,032	1,992	-	2,037	6
Agricultural	112	112	-	113	-
Residential	675	675	-	772	14
Home Equity Consumer & Other	211	244	-	315	4
All Impaired Loans < $100,000	1,157	1,157	-	1,157	-
With a specific allowance recorded:
Commercial	1,827	3,887	517	1,896	-
Commercial Real Estate	1,003	2,192	231	1,145	-
Agricultural	3	3	3	113	-
Residential	1,700	1,710	403	1,768	21
Home Equity Consumer & Other	307	307	178	251	2
All Impaired Loans < $100,000	-	-	-	-	-
Totals:
Commercial	$1,945	$4,355	$517	$2,023	$-
Commercial Real Estate	$2,035	$4,184	$231	$3,182	$6
Agricultural	$115	$115	$3	$226	$-
Residential	$2,375	$2,385	$403	$2,540	$35
Home Equity Consumer & Other	$518	$551	$178	$566	$6
All Impaired Loans < $100,000	$1,157	$1,157	$-	$1,157	$-

Twelve Months Ended		Unpaid
December 31, 2011	Recorded	Principal	Related
($'s in thousands)	Investment	Balance	Allowance
With no related allowance recorded:
Commercial	$1,206	$1,856	$-
Commercial Real Estate	1,061	2,149	-
Agricultural	-	-	-
Residential	581	581	-
Home Equity Consumer & Other	189	217	-
All Impaired Loans < $100,000	1,065	1,065	-
With a specific allowance recorded:
Commercial	2,077	3,787	1,017
Commercial Real Estate	1,412	2,827	19
Agricultural	5	5	5
Residential	1,493	1,596	280
Home Equity Consumer & Other	354	354	212
All Impaired Loans < $100,000	-	-	-
Totals:
Commercial	$3,283	$5,643	$1,017
Commercial Real Estate	$2,473	$4,976	$19
Agricultural	$5	$5	$5
Residential	$2,074	$2,177	$280
Home Equity Consumer & Other	$543	$571	$212
All Impaired Loans < $100,000	$1,065	$1,065	$-

Three Months Ended		Unpaid		Average	Interest
March 31, 2011	Recorded	Principal	Related	Recorded	Income
($'s in thousands)	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Commercial	$349	$698	$-	$360	$(2)
Commercial Real Estate	2,058	2,920	-	2,917	(3)
Agricultural	-	-	-	-	-
Residential	410	460	-	462	3
Home Equity Consumer & Other	91	91	-	93	1
With a specific allowance recorded:
Commercial	2,493	4,142	901	2,877	(5)
Commercial Real Estate	4,116	4,215	935	5,144	(1)
Agricultural	-	-	-	-	-
Residential	999	1,237	219	1,231	8
Home Equity Consumer & Other	84	84	32	32	1
Totals:
Commercial	$2,842	$4,841	$901	$3,238	$(7)
Commercial Real Estate	$6,174	$7,136	$935	$8,061	$(4)
Agricultural	$-	$-	$-	$-	$-
Residential	$1,409	$1,698	$219	$1,693	$11
Home Equity Consumer & Other	$175	$175	$32	$126	$2

Impaired loans less than $100,000 are included in groups of homogenous loans. These loans are evaluated based on delinquency status.

Interest income recognized on a cash basis does not materially differ from interest income recognized on an accrual basis.

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

Troubled Debt Restructured (TDR) Loans

TDRs are modified loans where a concession was provided to a borrower experiencing financial difficulties. Loan modifications are considered TDRs when the concessions provided are not available to the borrower through either normal channels or other sources. However, not all loan modifications are TDRs.

TDR Concession Types

The Company’s standards relating to loan modifications consider, among other factors, minimum verified income requirements, cash flow analysis, and collateral valuations. Each potential loan modification is reviewed individually and the terms of the loan are modified to meet a borrower’s specific circumstances at a point in time. All loan modifications, including those classified as TDRs, are reviewed and approved. The types of concessions provided to borrowers include:

•	Interest rate reduction: A reduction of the stated interest rate to a nonmarket rate for the remaining original life of the debt. The Company also may grant interest rate concessions for a limited timeframe on a case by case basis.
•	Amortization or maturity date change beyond what the collateral supports, including any of the following:

(1)	Lengthens the amortization period of the amortized principal beyond market terms. This concession reduces the minimum monthly payment and increases the amount of the balloon payment at the end of the term of the loan. Principal is generally not forgiven.

(2)	Reduces the amount of loan principal to be amortized. This concession also reduces the minimum monthly payment and increases the amount of the balloon payment at the end of the term of the loan. Principal is generally not forgiven.

(3)	Extends the maturity date or dates of the debt beyond what the collateral supports. This concession generally applies to loans without a balloon payment at the end of the term of the loan. In addition, there may be instances where renewing loans potentially require non-market terms and would then be reclassified as TDRs.

•	Other: A concession that is not categorized as one of the concessions described above. These concessions include, but are not limited to: principal forgiveness, collateral concessions, covenant concessions, and reduction of accrued interest. Principal forgiveness may result from any TDR modification of any concession type.

The table below presents the activity of TDRs during the three months ended March 31, 2012 and the twelve months ended December 31, 2011.

Three Months Ended March 31, 2012
($'s in thousands)
		Pre-Modification	Post-Modification
	Number of	Recorded	Recorded
	Contracts	Investment	Investment

Residential Real Estate	4	$116	$116

Twelve Months Ended December 31, 2011

		Pre-Modification	Post-Modification
	Number of	Recorded	Recorded
	Contracts	Investment	Investment

Residential Real Estate	14	$1,011	$1,011

Of the TDRs entered into during 2012, none had subsequently defaulted as of March 31, 2012. Redefaults are defined as loans that were performing TDRs that became 90 days or more past due post restructuring. The Company has specifically allocated $0.8 million of the $6.6 million in loan loss allowance to all TDR loans. All TDRs resulted from a reduction to a borrowers rate or change in amortization. No principal reductions have been granted.

NOTE E - NEW ACCOUNTING PRONOUNCEMENTS

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

The amendments in this update are effective for the first interim or annual period beginning on or after December 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. Management adopted ASU 2011-03 effective January 1, 2012, as required, without a material impact on Rurban’s Condensed Consolidated Financial Statements.

ASU 2011-04, Fair Value Measurements and Disclosures (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.

This ASU amends Topic 820 to add both additional clarifications to existing fair value measurement and disclosure requirements and changes to existing principles and disclosure guidance. Clarifications were made to the relevancy of the highest and best use valuation concept, measurement of an instrument classified in an entity’s shareholder’s equity and disclosure of quantitative information about the unobservable inputs for Level 3 fair value measurements. Changes to existing principles and disclosures included measurement of financial instruments managed within a portfolio, the application of premiums and discounts in fair value measurement, and additional disclosures related to fair value measurements. The updated guidance and requirements are effective for financial statements issued for the first interim or annual period beginning after December 15, 2011, and should be applied prospectively. Early adoption is permitted. Management adopted ASU 2011-04 effective January 1, 2012, as required, without a material impact on Rurban’s Condensed Consolidated Financial Statements.

ASU 2011-05, Other Comprehensive Income (Topic 220): Presentation of Comprehensive Income.

This ASU amends Topic 220 to give an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. An entity is also required to present on the face of the financial statement reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. The amendments do not change items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income, only the format for presentation. The updated guidance and requirements are effective for financial statements issued for the fiscal years, and the interim periods within those years, beginning after December 15, 2011. The amendments should be applied retrospectively. On October 21, 2011, the FASB issued a proposed deferral of the requirement that companies present reclassification adjustments for each component of OCI in both net income and OCI on the face of the financial statements. Early adoption is permitted. Management adopted ASU 2011-05 effective January 1, 2012, as required. The statements of comprehensive income have been included within this Form 10-Q.

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

NOTE F – SEGMENT INFORMATION

The reportable segments are determined by the products and services offered, primarily distinguished between banking and data processing operations. “Other” segment information includes the accounts of the holding company, Rurban, which provides management and operational services to its subsidiaries. Information reported internally for performance assessment follows.

NOTE F — SEGMENT INFORMATION

As of and for the three months ended March 31, 2012

		Data		Total	Intersegment	Consolidated
Income statement information ($'s in thousands)	Banking	Processing	Other	Segments	Elimination	Totals

Net interest income (expense)	$5,501	$(13)	$(613)	$4,875		$4,875

Non-interest income - external customers	2,963	620	17	3,600		3,600

Non-interest income - other segments	80	814	54	948	(967)	(19)

Total revenue	8,544	1,421	(542)	9,423	(967)	8,456

Non-interest expense	6,447	883	295	7,625	(949)	6,676

Significant non-cash items:
Depreciation and amortization	225	106	3	334	-	334
Provision for loan losses	450	-	-	450	-	450

Income tax expense (benefit)	465	183	(290)	358	-	358

Segment profit (loss)	$1,182	$355	$(547)	$990	$(19)	$972

Balance sheet information

Total assets	$639,389	$2,856	$6,216	$648,461	$(3,485)	$644,976

Goodwill and intangibles	$18,044	$-	$-	$18,044	$-	$18,044

Premises and equipment expenditures	$769	$2	$-	$771	$-	$771

NOTE F — SEGMENT INFORMATION

As of and for the three months ended March 31, 2011

		Data		Total	Intersegment	Consolidated
Income statement information ($'s in thousands)	Banking	Processing	Other	Segments	Elimination	Totals

Net interest income (expense)	$5,227	$(79)	$(315)	$4,833		$4,833

Non-interest income - external
customers	1,940	912	11	2,863		2,863

Non-interest income - other segments	50	381	38	469	(469)	-

Total revenue	7,217	1,214	(266)	8,165	(469)	7,696

Non-interest expense	5,661	1,507	361	7,529	(469)	7,060

Significant non-cash items:

Depreciation and amortization	226	226	2	454	-	454

Provision for loan losses	499	-	-	499	-	499

Income tax expense (benefit)	226	(100)	-	126	-	126

Segment profit (loss)	$831	$(193)	$(627)	$11	$-	$11

Balance sheet information

Total assets	$648,875	$6,085	$5,228	$660,188	$(5,220)	$654,968

Goodwill and intangibles	$18,674	$448	$-	$19,122	$-	$19,122

Premises and equipment expenditures	$119	$-	$-	$119	$-	$119

NOTE G – FAIR VALUE OF ASSETS AND LIABILITIES

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A fair value measurement must maximize the use of observable inputs and minimize the use of unobservable inputs. There is a hierarchy of three levels of inputs that may be used to measure fair value:

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

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis, recognized in the accompanying balance sheets, as well as the general classifications of such assets pursuant to the valuation hierarchy.

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

The following table presents the fair value measurements of assets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2012 and December 31, 2011 ($’s in thousands):

Fair Value Measurements Using:
Description	Fair Values at 3/31/2012	Level 1	Level 2	Level 3
Available-for-Sale Securities:
U.S. Treasury and Government Agencies	$23,530	$-	$23,530	$-
Mortgage-backed securities	68,147	-	68,147	-
State and political subdivisions	16,506	-	16,506	-
Money Market Mutual Fund	2,397	2,397	-	-
Equity securities	23	-	23	-

Fair Value Measurements Using:
Description	Fair Values at 12/31/2011	Level 1	Level 2	Level 3
Available-for-Sale Securities:
U.S. Treasury and Government Agencies	$25,424	$-	$25,424	$-
Mortgage-backed securities	67,698	-	67,698	-
State and political subdivisions	16,793	-	16,793	-
Money Market Mutual Funds	2,040	2,040	-	-
Equity Securities	23	-	23	-

Level 1 – Quoted Prices in Active Markets for Identical Assets

Level 2 – Significant Other Observable Inputs

Level 3 – Significant Unobservable Inputs

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a nonrecurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy.

Impaired Loans (Collateral-dependent)

Loans for which it is probable the Company will not collect all principal and interest due according to contractual terms are measured for impairment. If the impaired loan is collateral dependent, then the fair value method of measuring the amount of impairment is utilized. This method requires obtaining an independent appraisal of the collateral and applying a discount factor to the value based on the Company’s loan review policy. All impaired loans held by the Company were collateral dependent at March 31, 2012 and December 31, 2011.

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

Software

The Company reviews the carrying value of software for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition, and other economic factors.

The following table presents the fair value measurements of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2012 and December 31, 2011 ($’s in thousands):

Fair Value Measurements Using:
Description	Fair Values at 03/31/12	Level 1	Level 2	Level 3
Impaired loans	$5,253	$-	$-	$5,253
Mortgage servicing rights	3,359	-	-	3,359
Foreclosed assets	14	-	-	14

Fair Value Measurements Using:
Description	Fair Values at 12/31/2011	Level 1	Level 2	Level 3
Impaired loans	$5,575	$-	$-	$5,575
Mortgage servicing rights	2,820	-	-	2,820
Foreclosed assets	877	-	-	877
Impaired software	159	-	-	159

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements other than goodwill.

	Fair Value at	Valuation		Range (Weighted
	3/31/2012	Technique	Unobservable Inputs	Average)

Other real estate owned	$5,253	Market comparable	Comparability adjustments (%)	Not available
		properties

Collateral-dependent impaired loans	3,359	Market comparable properties	Marketability discount	10.0%

Mortgage servicing rights	14	Discounted cash flow	Discount Rate	8.5%
			Constant prepayment rate	16.6%
			P&I earnings credit	0.24%
			T&I earnings credit	1.2%
			Inflation for cost of servicing	1.5%

There were no changes in the inputs or methodologies used to determine fair value at March 31, 2012 as compared to December 31, 2011.

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

Loans

The estimated fair value for loans receivable, including loans held for sale, net, is based on estimates of the rate State Bank would charge for similar loans at March 31, 2012 and December 31, 2011, applied for the time period until the loans are assumed to re-price or be paid.

Deposits & Other Borrowings

Deposits include demand deposits, savings accounts, NOW accounts and certain money market deposits. The carrying amount approximates the fair value. The estimated fair value for fixed-maturity time deposits, as well as borrowings, is based on estimates of the rate State Bank could pay on similar instruments with similar terms and maturities at March 31, 2012 and December 31, 2011.

The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. The estimated fair value for other financial instruments and off-balance-sheet loan commitments approximate cost at March 31, 2012 and are not considered significant to this presentation.

March 31, 2012	Carrying	Fair Value Measurments Using
$'s in thousands	Amount	(Level 1)	(Level 2)	(Level 3)

Financial assets
Cash and cash equivalents	$29,602	$29,602	$-	$-
Loans held for sale	11,384	-	11,587	-
Loans, net of allowance for loan losses	433,112	-	439,293	-
Federal Reserve and FHLB Bank stock	3,685	-	3,685	-
Accrued interest receivable	1,802	-	1,802	-

Financial liabilities
Deposits	$535,492	$-	$538,523	$-
Short-term borrowings	17,771	-	17,836	-
Notes payable	2,519	-	2,531	-
FHLB advances	12,611	-	12,968	-
Trust preferred securities	20,620	-	8,584	-
Accrued interest payable	3,556	-	3,556	-

December 31, 2011	Carrying	Fair Value Measurments Using
$'s in thousands	Amount	(Level 1)	(Level 2)	(Level 3)

Financial assets
Cash and cash equivalents	$14,846	$14,846	$-	$-
Loans held for sale	5,238	-	5,334	-
Loans, net of allowance for loan losses	436,025	-	443,727	-
Federal Reserve and FHLB Bank stock, at cost	3,685	-	3,685	-
Interest receivable	1,635	-	1,635	-

Financial liabilities
Deposits	$518,765	$-	$518,765	$-
Short-term borrowings	18,779	-	18,903	-
Notes payable	2,788	-	2,815	-
Federal Home Loan Bank advances	12,776	-	13,149	-
Trust preferred securities	20,620	-	8,320	-
Interest payable	2,954	-	2,954	-

NOTE H: DEBT COVENANT

Pursuant to a covenant contained in a loan agreement between the Company and First Tennessee Bank, National Association (“FTB”), the Company’s Banking Subsidiary, State Bank, must maintain certain performance ratios, including a minimum Tier 1 Capital to average assets ratio of 7.5 percent, a year-to-date return on assets (ROA) of 50 basis points and a nonperforming asset ratio (calculated as non-performing loans plus OREO divided by total loans plus OREO) of less than 2.25 percent. In addition the issuance of any regulatory order would constitute a covenant violation.

At March 31, 2012, State Bank’s compliance with the loan covenants were as follows: Tier 1 capital to average assets was 8.2 percent, year -to-date ROA was 75 basis points and the nonperforming asset ratio was 1.87 percent. On March 9, 2010, a consent order was issued for RDSI which is still in place as of March 31, 2012. FTB agreed to waive this non-financial covenant violation and enter into a new agreement which requires full payout of the obligation by October 31, 2013.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Information

This Quarterly Report on Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains certain forward-looking statements that are provided to assist in the understanding of anticipated future financial performance. Forward-looking statements provide current expectations or forecasts of future events and are not guarantees of future performance. Examples of forward-looking statements include: (a) projections of income or expense, earnings per share, the payments or non-payments of dividends, capital structure and other financial items; (b) statements of plans and objectives of the Company or our management or Board of Directors, including those relating to products or services; (c) statements of future economic performance; and (d) statements of assumptions underlying such statements. Words such as “anticipates”, “believes”, “plans”, “intends”, “expects”, “projects”, “estimates”, “should”, “may”, “would be”, “will allow”, “will likely result”, “will continue”, “will remain”, or other similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying those statements. Forward-looking statements are based on management’s expectations and are subject to a number of risks and uncertainties. Although management believes that the expectations reflected in such forward-looking statements are reasonable, actual results may differ materially from those expressed or implied in such statements. Risks and uncertainties that could cause actual results to differ materially include, without limitation, changes in interest rates, changes in the competitive environment, and changes in banking regulations or other regulatory or legislative requirements affecting bank holding companies. Additional detailed information concerning a number of important factors which could cause actual results to differ materially from the forward-looking statements contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations is available in the Company’s filings with the Securities and Exchange Commission, including the disclosure under the heading “Item 1A. Risk Factors” of Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, and in “Item 1A. Risk Factors” of Part II of this Quarterly Report on Form 10-Q. Undue reliance should not be placed on the forward-looking statements, which speak only as of the date hereof. Except as may be required by law, the Company undertakes no obligation to update any forward-looking statement to reflect unanticipated events or circumstances after the date on which the statement is made.

Overview of Rurban

Rurban Financial Corp. (“Rurban” or the “Company”) is a bank holding company registered with the Federal Reserve Board. Rurban’s wholly-owned subsidiary, The State Bank and Trust Company (“State Bank”), is engaged in commercial banking. Rurban’s technology subsidiary, Rurbanc Data Services, Inc. (“RDSI”), provides item processing services to community banks and businesses.

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

On August 5, 2010, the Company notified the trustees of the Capital Securities of the Company’s election to defer (a) the quarterly interest payments on the RST II Capital Securities, beginning on September 15, 2010 and extending through September 15, 2012, and (b) the semi-annual interest payments on the RST I Capital Securities, beginning on September 7, 2010 and extending through September 7, 2012. During any interest deferral period, the trust preferred indentures prohibit the Company from paying common stock dividends or repurchasing shares of common stock. As of March 31, 2012, the accumulative deferred interest totaled $2.9 million.

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

The existence of this Consent Order may limit the ability of RDSI to secure new clients as well as to retain existing clients.

Critical Accounting Policies

Note 1 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 describes the significant accounting policies used in the development and presentation of the Company’s financial statements. The accounting and reporting policies of the Company are in accordance with accounting principles generally accepted in the United States and conform to general practices within the banking industry. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. The Company’s financial position and results of operations can be affected by these estimates and assumptions and are integral to the understanding of reported results. Critical accounting policies are those policies that management believes are the most important to the portrayal of the Company’s financial condition and results, and they require management to make estimates that are difficult, subjective, or complex.

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

Impact of Accounting Changes

None

Three Months Ended March 31, 2012 compared to Three Months Ended March 31, 2011

Net Income: Net income for the first quarter of 2012 was $0.97 million or $0.20 per diluted share, compared to a net income of $0.01 million, or $0.00 per diluted share, for the first quarter of 2011. For the quarter, the Banking Group (consisting primarily of The State Bank and Trust Company), had net income of $1.2 million which is up 42 percent from the net income of $0.83 million from the year ago first quarter. RDSI reported net income of $355 thousand compared to a net loss of $193 thousand from the year ago first quarter.

Provision for Loan Losses: The first quarter provision for loan losses was $0.45 million compared to $0.30 million and $0.50 million, respectively, for the linked and year-ago quarters. The lower provision reflects the improving quality of State Bank’s loan portfolio and slower migration of problem credits to non-performing status, as well as a recovering economy. As of March 31, 2012, the allowance for loan losses stood at $6.6 million, or 1.50 percent of total loans (excluding loans held-for-sale), compared to 1.56 percent for the year-ago first quarter. The Company’s non-performing assets (“NPAs”) at March 31, 2012 were $9.9 million, down $4.4 million, or 30.6 percent, since March 31, 2011. At the 2012 first quarter-end, non-performing assets were 1.54 percent of total assets compared to 2.18 percent at March 31, 2011.

Asset Quality Review ($’s in Thousands)	March 31, 2012	December 31, 2011	March 31, 2011
Net charge-offs	$371	$6	$621
Non-accruing loans	$6,511	$6,900	$12,121
Trouble Debt Restructures	$1,593	$1,334	$1,229
Non-performing loans	$8,104	$8,234	$13,350
OREO / OAO	$1,807	$1,830	$924
Non-performing assets	$9,911	$10,064	$14,274
Non-performing assets / Total assets	1.54%	1.60%	2.18%
Allowance for loan losses / Total loans	1.50%	1.48%	1.56%
Allowance for loan losses / Non-performing loans	81.6%	79.3%	49.4%

Consolidated Revenue: Total revenue, consisting of net interest income and noninterest income, was $8.5 million for the first quarter of 2012, an increase of $0.76 million, or 9.9 percent, from the $7.7 million generated during the 2011 first quarter.

Net interest income was $4.9 million, which is up $0.42 million from the prior year first quarter. The Company had a $3.0 million reduction in earning assets, which was offset by a 18 basis point reduction in the rate paid on interest bearing liabilities. The net interest margin was 3.60 percent, which was flat compared to the prior year first quarter.

Noninterest income was $3.6 million for the 2012 first quarter compared to $2.9 million for the prior year period. Excluding data service fees, which are contributed by Rurban’s data services subsidiary, the remaining noninterest income is generated by the Banking Group.

Mortgage refinancing has provided Rurban with a sizable opportunity for diversification and growth of fee income. Following a record 2011 fourth quarter, origination activity continued at a high level in the first quarter of 2012. State Bank originated $68.3 million of mortgage loans in the first quarter of 2012. These first quarter 2012 originations and subsequent sales resulted in $1.2 million of gains, which compares to gains of $0.43 million for the first quarter of 2011. The 177 percent increase in gains from mortgage sales in 2012 reflect the combined impact of a 114 percent increase in mortgages sold and a 42 basis point, or 29.6 percent, increase in the first quarter 2012 spread to 1.84 percent, compared to the year-earlier quarter.

Consolidated Noninterest Expense: Noninterest expense for the first quarter of 2012 was $6.7 million compared to $7.1 million in the prior-year first quarter. The 24 FTE employee decline represents a workforce reduction of 11 percent during the course of the year, from 227 employees at December 31, 2011 to 203 at March 31, 2012. Significant contributing factors outside of compensation expenses were reductions in FDIC premiums, professional fees and postage and delivery expenses from RDSI.

Income Taxes: Income taxes for the first quarter of 2012 were $358 thousand compared to $126 thousand for the first quarter of 2011. The increase was due primarily to the increase in pre-tax income from the prior year.

Changes in Financial Condition

Total assets at March 31, 2012 were $645.0 million, down $10.0 million, or 1.5 percent, since the 2011 March quarter-end, and an increase of $16.3 million since 2011 year-end. Rurban ended the first quarter 2012 with securities lower by $20.5 million and loans higher by $17.6 million compared to the first quarter of 2011.

Total loans, net of unearned income, were $439.7 million as of March 31, 2012, up $17.6 million from the year ago first quarter, an increase of 4.2 percent.

Capital Resources

At March 31, 2012, actual capital levels and minimum required levels were as follows ($’s in thousands):

	Actual		Minimum Required For Capital Adequacy Purposes		Minimum Required To Be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital (to risk weighted assets)
Consolidated	$53,041	11.7%	$36,340	8.0%	$-	N/A
State Bank	$55,804	12.4%	$36,039	8.0	$45,049	10.0%

Both the Company and State Bank were categorized as well capitalized at March 31, 2012.

LIQUIDITY

Liquidity relates primarily to the Company’s ability to fund loan demand, meet deposit customers’ withdrawal requirements and provide for operating expenses. Assets used to satisfy these needs consist of cash and due from banks, federal funds sold, interest-earning deposits in other financial institutions, securities available-for-sale and loans held for sale. These assets are commonly referred to as liquid assets. Liquid assets were $151.6 million at March 31, 2012 compared to $132.1 million at December 31, 2011.

Liquidity risk arises from the possibility that the Company may not be able to meet the Company’s financial obligations and operating cash needs or may become overly reliant upon external funding sources. In order to manage this risk, the Board of Directors of the Company has established a Liquidity Policy that identifies primary sources of liquidity, establishes procedures for monitoring and measuring liquidity and quantifies minimum liquidity requirements. This policy designates the Asset/Liability Committee (“ALCO”) as the body responsible for meeting these objectives. The ALCO reviews liquidity regularly and evaluates significant changes in strategies that affect balance sheet or cash flow positions. Liquidity is centrally managed on a daily basis by the Company’s Chief Financial Officer and Asset Liability Manager.

The Company’s commercial real estate, first mortgage residential and multi-family mortgage portfolio of $268.9 million at March 31, 2012 and $264.7 million at December 31, 2011, which can and has been used to collateralize borrowings, is an additional source of liquidity. Management believes the Company’s current liquidity level, without these borrowings, is sufficient to meet its liquidity needs. At March 31, 2012, all eligible commercial real estate, first mortgage residential and multi-family mortgage loans were pledged under an FHLB blanket lien.

The cash flow statements for the periods presented provide an indication of the Company’s sources and uses of cash, as well as an indication of the ability of the Company to maintain an adequate level of liquidity. A discussion of the cash flow statements for the three months ended March 31, 2012 and 2011 follows.

The Company experienced negative cash flows from operating activities for the three months ended March 31, 2012 and positive cash flows for the three months ended March 31, 2011. Net cash used in operating activities was $4.1 million for the three months ended March 31, 2012 and net cash provided was $4.8 million for the three months ended March 31, 2011. Highlights for the current quarter include $62.9 million in proceeds from the sale of loans, which is up $33.3 million from the prior year. Originations of loans held for sale was a use of cash of $68.3 million, which is also up from the prior year, by $42.8 million. During the current quarter, there was a recapture of OMSR impairment of $0.42 million.

The Company experienced positive cash flows from investing activities for the three months ended March 31, 2012 and for the three months ended March 31, 2011. Net cash flow from investing activities was $3.6 million for the three months ended March 31, 2012 and $8.1 million for the three months ended March 31, 2011. Highlights for the current quarter include $11.3 million in purchases of available-for-sale securities, which is up $7.3 million from the prior year. These cash payments were offset by $12.5 million in proceeds from maturities and sales of securities, which is also up $6.8 million from the prior year. During the first quarter of 2011, the Company terminated several life insurance policies on retired executives and realized a cash inflow of $1.3 million. The Company experienced a $2.4 million positive change in loans, which is down from the $4.4 million during the prior year. Sales of foreclosed assets provided cash of $0.92 million for the prior year first quarter.

The Company experienced positive cash flows from financing activities for the three months ended March 31, 2012 and negative cash flows from financing activities for the three months ended March 31, 2011. Net cash flow provided by financing activities was $15.3 million for the three months ended March 31, 2012 and a use of cash of $5.2 million for the three months ended March 31, 2011. Highlights for the current quarter include a $28.1 million increase in non time deposits for the three months ended March 31, 2012, which compares favorably with a $2.3 million decrease in non time deposits for the three months ended March 31, 2011.

Also, as of March 31, 2012, the Company had commitments to sell mortgage loans totaling $29.2 million. The Company believes that it has adequate resources to fund commitments as they arise and that it can adjust the rate on savings certificates to retain deposits in changing interest rate environments. If the Company requires funds beyond its internal funding capabilities, advances from the FHLB of Cincinnati and other financial institutions are available.

ALCO uses an economic value of equity (“EVE”) analysis to measure risk in the balance sheet incorporating all cash flows over the estimated remaining life of all balance sheet positions. The EVE analysis calculates the net present value of the Company’s assets and liabilities in rate shock environments that range from -400 basis points to +400 basis points. The likelihood of a decrease in rates as of March 31, 2012 was considered to be remote given the current interest rate environment and therefore, was not included in this analysis. The results of this analysis are reflected in the following tables for March 31, 2012 and December 31, 2011.

March 31, 2012 Economic Value of Equity ($’s in thousands)
Change in Rates	$ Amount	$ Change	% Change
+400 basis points	119,815	21,921	22.39%
+300 basis points	116,758	18,864	19.27%
+200 basis points	112,808	14,913	15.23%
+100 basis points	106,860	8,965	9.16%
Base Case	97,895	-	-

December 31, 2011 Economic Value of Equity ($’s in thousands)
Change in Rates	$ Amount	$ Change	% Change
+400 basis points	112,424	19,890	21.49%
+300 basis points	110,164	17,630	19.05%
+200 basis points	106,833	14,299	15.45%
+100 basis points	101,331	8,796	9.51%
Base Case	92,534	-	-

Off-Balance-Sheet Borrowing Arrangements:

Significant additional off-balance-sheet liquidity is available in the form of FHLB advances and unused federal funds lines from correspondent banks. Management expects the risk of changes in off-balance-sheet arrangements to be immaterial to earnings.

The Company’s commercial real estate, first mortgage residential and multi-family mortgage portfolios of $268.9 million have been pledged to meet FHLB collateralization requirements as of March 31, 2012. Based on the current collateralization requirements of the FHLB, the Company had approximately $24.1 million of additional borrowing capacity at March 31, 2012. The Company also had $29.6 million in unpledged securities that may be used to pledge for additional borrowings.

At March 31, 2012, the Company had unused federal funds lines totaling $11.5 million, with a zero balance outstanding.

The Company’s contractual obligations as of March 31, 2012 were comprised of long-term debt obligations, other debt obligations, operating lease obligations and other long-term liabilities. Long-term debt obligations are comprised of FHLB Advances of $12.6 million. Other debt obligations are comprised of Trust Preferred securities of $20.6 million and Notes Payable of $2.5 million. The operating lease obligation is a lease on the RDSI-North building of $162 thousand per year and the DCM-Lansing facility of $105 thousand per year. Total time deposits at March 31, 2012 were $210.1 million, of which $106.4 million matures beyond one year.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Management believes there has been no material change in the Company’s market risk from the information contained in the Company’s Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2011.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended March 31, 2012, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

There are certain risks and uncertainties in our business that could cause our actual results to differ materially from those anticipated. A detailed discussion of our risk factors is included in “Item 1A. Risk Factors” of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. There have been no material changes to the risk factors as presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of Common Shares

The Company did not have any repurchases of common shares during the three months ended March 31, 2012.

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Mine Safety Disclosures

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

RURBAN FINANCIAL CORP.

Date: May 9, 2012	By
Mark A. Klein
President & Chief Executive Officer

By
Anthony V. Cosentino
Executive Vice President &
Chief Financial Officer

