Form 10-Q
period 2012-06-30
RURBAN FINANCIAL CORP
filed 2012-08-09
CIK 767405

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Shares, without par value	4,861,779 shares
(class)	(Outstanding at August 9, 2012)

RURBAN FINANCIAL CORP.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The interim condensed consolidated financial statements of Rurban Financial Corp. (“Rurban” or the “Company”) are unaudited; however, the information contained herein reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of financial condition and results of operations for the interim periods presented. All adjustments reflected in these financial statements are of a normal recurring nature in accordance with Rule 10-01 of Regulation S-X. Results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of results for the complete year.

Rurban Financial Corp.

Condensed Consolidated Balance Sheets
June 30, 2012 and December 31, 2011

	June	December
($ in Thousands)	2012	2011

ASSETS
Cash and due from banks	$14,636	$14,846

Investment Securities:
Securities available for sale, at fair value	102,537	111,978
Other securities - FRB and FHLB Stock	3,748	3,685
Total investment securities	106,285	115,663

Loans held for sale	10,595	5,238

Loans, net of unearned income	452,110	442,554
Allowance for loan losses	(6,618)	(6,529)

Net loans	445,492	436,025

Premises and equipment, net	13,190	13,773
Purchased software	355	159
Cash surrender value of life insurance	12,401	12,224
Goodwill	16,353	16,353
Core deposits and other intangibles	1,534	1,849
Foreclosed assets held for sale, net	1,708	1,830
Mortgage servicing rights	3,359	2,820
Accrued interest receivable	1,597	1,635
Other assets	5,026	6,249
Total assets	$632,531	$628,664

LIABILITIES AND EQUITY
Deposits
Non interest bearing demand	$68,918	$65,963
Interest bearing demand	109,268	107,446
Savings	53,777	49,665
Money market	81,114	74,244
Time deposits	205,584	221,447
Total deposits	518,661	518,765

Notes payable	2,249	2,788
Advances from Federal Home Loan Bank	17,500	12,776
Fed funds purchased	-	-
Repurchase agreements	15,824	18,779
Trust preferred securities	20,620	20,620
Accrued interest payable	3,836	2,954
Other liabilities	3,567	4,050
Total liabilities	582,257	580,732

Equity
Preferred stock	-	-
Common stock	12,569	12,569
Additional paid-in capital	15,350	15,323
Retained earnings	22,452	20,466
Accumulated other comprehensive income	1,672	1,343
Treasury stock	(1,769)	(1,769)
Total equity	50,274	47,932

Total liabilities and equity	$632,531	$628,664

See notes to condensed consolidated financial statements (unaudited)

Note: The balance sheet at December 31, 2011 has been derived from the audited consolidated financial statements at that date

Rurban Financial Corp.

Condensed Consolidated Statements Income (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
($ in Thousands)	2012	2011	2012	2011
Interest income
Loans
Taxable	$6,037	$6,170	$11,965	$12,022
Nontaxable	24	15	47	26
Securities
Taxable	403	566	802	1,177
Nontaxable	146	302	293	638
Total interest income	6,610	7,053	13,107	13,863

Interest expense
Deposits	768	1,010	1,622	2,059
Other borrowings	19	24	32	49
Repurchase agreements	60	344	128	770
Federal Home Loan Bank advances	74	113	149	246
Trust preferred securities	421	349	1,033	693
Total interest expense	1,342	1,840	2,964	3,817

Net interest income	5,268	5,213	10,143	10,046

Provision for loan losses	200	898	650	1,397

Net interest income after provision for loan losses	5,068	4,315	9,493	8,649

Noninterest income
Data service fees	576	1,304	1,219	2,216
Trust fees	607	669	1,249	1,364
Customer service fees	668	640	1,299	1,221
Gain on sale of mortgage and OMSR's	1,395	565	2,576	990
Mortgage loan servicing fees, net	(165)	(4)	164	135
Gain on sale of non-mortgage loans	-	38	-	81
Net gain on sales of securities	-	1,871	-	1,871
Loss on sale or disposal of assets	(50)	(160)	(106)	(260)
Other income	177	174	388	342
Total non-interest income	3,208	5,097	6,789	7,960

Noninterest expense
Salaries and employee benefits	3,597	3,573	7,096	7,103
Net occupancy expense	528	517	1,076	1,101
Equipment expense	712	718	1,423	1,429
FDIC insurance expense	223	254	437	572
Data processing fees	121	192	234	336
Professional fees	390	577	775	1,051
Marketing expense	103	90	193	146
Printing and office supplies	67	119	145	195
Telephone and communication	139	143	283	300
Postage and delivery expense	200	259	429	603
State, local and other taxes	118	134	238	278
Employee expense	119	172	225	268
Other intangible amortization expense	158	197	315	394
OREO Impairment	58	-	58	-
Other expenses	338	1,453	620	1,682
Total non-interest expense	6,871	8,398	13,547	15,458

Income before income tax expense	1,405	1,014	2,735	1,151
Income tax expense	391	237	749	363

Net income	$1,014	$777	$1,986	$788

Common share data:
Basic earnings per common share	$0.21	$0.16	$0.41	$0.16
Diluted earnings per common share	$0.21	$0.16	$0.41	$0.16

Average shares outstanding:
Basic:	4,862	4,862	4,862	4,862
Diluted:	4,862	4,862	4,862	4,862

See notes to condensed consolidated financial statements (unaudited)

Rurban Financial Corp.

Condensed Consolidated Statements of Other Comprehensive Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
($'s in thousands)	2012	2011	2012	2011

Net income	$1,014	$777	$1,986	$788
Other comprehensive income (loss):
Available-for-sale investment secuities:
Gross unrealized holding gains arising in the period	336	(1,592)	499	(1,278)
Related tax expense	(114)	541	(170)	435
Less: reclassification adjustment for gains realized in income	-	1,871	-	1,871
Related tax expense	-	(636)	-	(636)
Net effect on other comprehensive income	222	(2,286)	329	(2,078)
Total comprehensive income (loss)	$1,236	$(1,509)	$2,315	$(1,290)

See notes to condensed consolidated financial statements (unaudited)

Rurban Financial Corp.

Condensed Consolidated Statements of Changes in

Stockholders’ Equity (unaudited)

					Accumulated
					Other
	Preferred	Common	Additional	Retained	Comprehensive	Treasury
	Stock	Stock	Paid-In Capital	Earnings	Income (Loss)	Stock	Total
Balance, January 1, 2012	$-	$12,569	$15,323	$20,466	$1,343	$(1,769)	$47,932
Comprehensive Income				1,986	329
Expense of stock option plan			27				27

Balance, June 30, 2012	$-	$12,569	$15,350	$22,452	$1,672	$(1,769)	$50,274

Balance, January 1, 2011	$-	$12,569	$15,235	$18,802	$1,187	$(1,769)	$46,024
Comprehensive Income				788	(844)		(56)
Expense of stock option plan			46				46

Balance, June 30, 2011	$-	$12,569	$15,281	$19,590	$343	$(1,769)	$46,014

See notes to condensed consolidated financial statements (unaudited)

Rurban Financial Corp.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
($'s in thousands)	2012	2011
Operating Activities
Net Income	$1,986	$788
Items not requiring (providing) cash
Depreciation and amortization	642	899
Provision for loan losses	650	1,397
Expense of share-based compensation plan	27	46
Amortization of premiums and discounts on securities	693	841
Amortization of intangible assets	315	394
Amortization of originated mortgage servicing rights	603	165
Recapture of originated mortgage servicing rights impairment	(419)	-
Impairment of mortgage servicing rights	185	127
Deferred income taxes	(170)	435
Proceeds from sale of loans held for sale	144,542	69,018
Originations of loans held for sale	(148,231)	(66,104)
Gain from sale of mortgage loans	(2,576)	(990)
Gain from sale of non-mortgage loans	-	(81)
Gain on sales of available for sale securities	-	(1,871)
Loss on sale of foreclosed assets	21	265
(Gain) loss on sale of fixed assets	3	(5)
Income from bank owned life insurance	(177)	(184)
Changes in
Interest receivable	38	110
Other assets	1,238	898
Interest payable and other liabilities	399	(136)

Net cash provided by (used in) operating activities	(231)	6,012

Investing Activities
Purchase of available-for-sale securities	(17,859)	(27,658)
Purchase of Federal Home Loan Bank stock	(63)	-
Proceeds from maturities of available-for-sale securities	27,105	11,070
Proceeds from sales of availabe-for-sale-securities	-	44,332
Proceeds from bank owned life insurance	-	1,354
Net change in loans	(10,254)	(13,695)
Purchase of premises and equipment and software	(955)	(490)
Proceeds from sales or disposal of premises and equipment	701	5
Proceeds from sale of foreclosed assets	219	1,218

Net cash provided by (used in) investing activities	(1,106)	16,136

Financing Activities
Net increase (decrease) in demand deposits, money market, interest checking and savings accounts	15,759	(17,535)
Net decrease in certificates of deposit	(15,863)	(2,273)
Net decrease in securities sold under agreements to repurchase	(2,955)	(25,919)
Net increase in federal funds purchased	-	2,000
Proceeds from Federal Home Loan Bank advances	20,500	15,500
Repayment of Federal Home Loan Bank advances	(15,776)	(13,705)
Repayment of notes payable	(539)	(148)

Net cash provided by (used in) financing activities	1,126	(42,080)

Decrease in Cash and Cash Equivalents	(211)	(19,932)

Cash and Cash Equivalents, Beginning of Year	14,846	30,418

Cash and Cash Equivalents, End of Period	$14,636	$10,486

Supplemental Cash Flows Information

Interest Paid	$2,082	$3,397

Transfer of loans to foreclosed assets	$118	$2,020

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements reflect all adjustments that are, in the opinion of management, necessary to fairly present the financial position, results of operations and cash flows of the Company. Those adjustments consist only of normal recurring adjustments. Results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of results for the complete year.

The condensed consolidated balance sheet of the Company as of December 31, 2011 has been derived from the audited consolidated balance sheet of the Company as of that date.

For further information, refer to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

NOTE B—EARNINGS PER SHARE

Earnings per share (EPS) have been computed based on the weighted average number of shares outstanding during the periods presented. For the periods ended June 30, 2012 and 2011, share based awards totaling 303,224 and 324,951 common shares, respectively, were not considered in computing diluted EPS as they were anti-dilutive. The number of shares used in the computation of basic and diluted earnings per share were:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Basic earnings per share	4,861,779	4,861,779	4,861,779	4,861,779
Diluted earnings per share	4,861,779	4,861,779	4,861,779	4,861,779

Note C - Securities

The amortized cost and approximate fair value of securities were as follows:

		Gross	Gross
$'s in thousands	Amortized	Unrealized	Unrealized	Approximate
	Cost	Gains	Losses	Fair Value
Available-for-Sale Securities:
June 30, 2012:
U.S. Treasury and Government agencies	$14,404	$207	-	$14,611
Mortgage-backed securities	66,759	1,024	(56)	67,727
State and political subdivisions	15,458	1,369	(10)	16,817
Money Market Mutual Fund	3,359	-	-	3,359
Equity securities	23	-	-	23

	$100,003	$2,600	$(66)	$102,537

		Gross	Gross
$'s in thousands	Amortized	Unrealized	Unrealized	Approximate
	Cost	Gains	Losses	Fair Value
December 31, 2011:
U.S. Treasury and
Government agencies	$25,238	$186	$-	$25,424
Mortgage-backed securities	67,056	761	(119)	67,698
State and political subdivisions	15,586	1,210	(3)	16,793
Money Market Mutual Fund	2,040	-	-	2,040
Equity securities	23	-	-	23

	$109,943	$2,157	$(122)	$111,978

The amortized cost and fair value of securities available for sale at June 30, 2012, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale
	Amortized	Fair
$'s in thousands	Cost	Value

Within one year	$301	301
Due after one year through five years	1,656	1,721
Due after five years through ten years	8,192	8,433
Due after ten years	19,713	20,973
	29,862	31,428

Mortgage-backed securities, money market mutual funds & equity securities	70,141	71,109

Totals	$100,003	$102,537

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was $48.5 million at June 30, 2012 and $52.8 million at December 31, 2011. The securities delivered for repurchase agreements were $20.6 million at June 30, 2012 and $21.0 million at December 31, 2011.

Gross gains of $1.9 million and gross losses of $0.02 million, resulting from sales of available-for-sale securities were realized during the three and six month period ending June 30, 2011. The tax expense for net security gains for the three and six month periods ending June 30, 2011 was $0.6 million. There were no realized gains or losses from sales of available-for-sale securities for the three and six month periods ending June 30, 2012.

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments was $6.8 million at June 30, 2012 and $12.7 million at December 31, 2011, which was approximately 7 and 14 percent, respectively, of the Company’s available-for-sale investment portfolio at such dates. Based on evaluation of available evidence, including recent changes in market interest rates, credit rating information and information obtained from regulatory filings, management believes the declines in fair value for these securities are temporary. Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.

Securities with unrealized losses, aggregated by investment class and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2012 and December 31, 2011 are as follows ($’s in thousands):

June 30, 2012	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-Sale Securities:
Mortgage-backed securities	5,248	(19)	670	(37)	5,918	(56)
State and political subdivisions	347	(8)	501	(2)	848	(10)

	$5,595	$(27)	$1,171	$(39)	$6,766	$(66)

December 31, 2011	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-Sale Securities:
Mortgage-backed securities	$11,321	(56)	$844	$(63)	$12,165	$(119)
State and political subdivisions	501	(3)	-	-	501	(3)

	$11,822	$(59)	$844	$(63)	$12,666	$(122)

The total unrealized losses on the mortgage-backed securities portfolio, all of which are residential mortgage-backed securities, are derived mainly from three private label senior tranche CMO securities. Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concern warrants such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent of the Company to not sell the investment and whether it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost. Management has determined there is no other-than-temporary-impairment on these CMO securities. The total unrealized loss on the municipal security portfolio is due to the holding of several municipal securities, all with individually insignificant losses.

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

Categories of loans at June 30, 2012 and December 31, 2011 include:

($'s in thousands)	June 30,	December 31,
	2012	2011
Commercial	$76,042	$78,112
Commercial real estate	199,918	187,829
Agricultural	41,093	38,361
Residential real estate	85,046	87,656
Home Equity & Consumer	50,089	50,681
Leasing	207	216
Total loans	452,395	442,855
Less
Net deferred loan fees, premiums and discounts	(285)	(301)
Loans, net of unearned income	$452,110	$442,554
Allowance for loan losses	$(6,618)	$(6,529)

The risk characteristics of each loan portfolio segment are as follows:

Commercial and Agricultural

Commercial and agricultural loans are primarily based on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower. The cash flows of borrowers, however may not be as expected and the collateral securing these loans may fluctuate in value. Most commercial loans are secured by the assets being financed or other business assets, such as accounts receivable or inventory, and may include a personal guarantee. Short-term loans may be made on an unsecured basis. In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers.

Commercial Real Estate including Construction

Commercial real estate loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is generally dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. The characteristics of properties securing the Bancorp’s commercial real estate portfolio are diverse, but with geographic location almost entirely in the Bancorp’s market area. Management monitors and evaluates commercial real estate loans based on collateral, geography and risk grade criteria. In general, the Company avoids financial single purpose projects unless other underwriting factors are present to help mitigate risk. In addition, management tracks the level of owner-occupied commercial real estate versus nonowner-occupied loans.

Construction loans are underwritten utilizing feasibility studies, independent appraisal reviews and financial analysis of the developers and property owners. Construction loans are generally based on estimates of costs and value associated with the complete project. These estimates may be inaccurate. Construction loans often involve the disbursement of substantial funds with repayment substantially dependent on the success of the ultimate project. Sources of repayment for these types of loans may be pre-committed permanent loans from approved long-term lenders, sales of developed property or an interim loan commitment from the Company until permanent financing is obtained. These loans are closely monitored by on-site inspections and are considered to have higher risks than other real estate loans due to their ultimate repayment being sensitive to interest rate changes, governmental regulation of real property, general economic conditions and the availability of long-term financing.

Residential and Consumer

Residential and consumer loans consist of two segments – residential mortgage loans and personal loans. For residential mortgage loans that are secured by 1-4 family residences and are generally owner-occupied, the Company generally establishes a maximum loan-to-value ratio and requires private mortgage insurance if that ratio is exceeded. Home equity loans are typically secured by a subordinate interest in 1-4 family residences, and consumer personal loans are secured by consumer personal assets, such as automobiles or recreational vehicles. Some consumer personal loans are unsecured, such as small installment loans and certain lines of credit. Repayment of these loans is primarily dependent on the personal income of the borrowers, which can be impacted by economic conditions in their market areas, such as unemployment levels. Repayment can also be impacted by changes in property values on residential properties. Risk is mitigated by the fact that the loans are of smaller individual amounts and spread over a large number of borrowers.

The following table presents the Company’s nonperforming loans at June 30, 2012 and December 31, 2011.

($'s in thousands)	June 30,	December 31,
	2012	2011
Commercial	$1,467	$2,393
Commercial real estate	1,345	1,456
Agricultural	-	-
Residential real estate	1,958	2,471
Home Equity & Consumer	545	580
Leasing	-	-

Total nonaccruing loans	5,315	6,900

Accruing Troubled Debt Restructures (TDR's)	1,837	1,334

Total Nonperforming Loans	$7,152	$8,234

The following tables present the activity in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method for the three and six months ended June 30, 2012, for the year ended December 31, 2011, and for the six months ended June 30, 2011.

		Commercial		Residential	Home Equity
($'s in thousands)	Commercial	Real Estate	Agricultural	Real Estate	& Consumer	Other	Unallocated	Total

ALLOWANCE FOR LOAN AND LEASE LOSSES

For the Three Months Ended
June 30, 2012
Beginning balance	$1,855	$2,913	$52	$1,000	$653	$135	$1	$6,609
Charge Offs	-	(57)	-	(14)	(181)	-	-	(252)
Recoveries	25	19	-	11	6	-	-	61
Provision	(363)	145	43	50	324	1	-	200
Ending Balance	$1,517	$3,020	$95	$1,047	$802	$136	$1	$6,618

For the Six Months Ended
June 30, 2012
Beginning balance	$1,914	$2,880	$51	$956	$599	$139	$(10)	$6,529
Charge Offs	(205)	(99)	-	(65)	(341)	(16)	-	(726)
Recoveries	28	42	1	82	8	3	1	165
Provision	(220)	197	43	74	536	10	10	650
Ending Balance	$1,517	$3,020	$95	$1,047	$802	$136	$1	$6,618

Loans Receivable at June 30, 2012

		Commercial		Residential	Home Equity
	Commercial	Real Estate	Agricultural	Real Estate	& Consumer	Other	Unallocated	Total
Ending balance:
individually evaluated for impairment	$551	$-	$1	$353	$137	$-	$-	$1,042
Ending balance:
collectively evaluated for impairment	$966	$3,020	$94	$694	$665	$136	$1	$5,576
Loans:
Ending balance:
individually evaluated for impairment	$1,296	$1,895	$3	$2,530	$511	$-	$-	$6,235
Ending balance:
collectively evaluated for impairment	$74,746	$198,023	$41,090	$82,516	$49,578	$207	$-	$446,160

ALLOWANCE FOR LOAN AND LEASE LOSSES

For the Three Months Ended
June 30, 2011
Beginning balance	$1,766	$3,322	$18	$926	$451	$108	$1	$6,593
Charge Offs	(387)	(1,108)	-	(63)	(63)	28	-	(1,593)
Recoveries	409	13	1	114	11	(3)	-	545
Provision	(266)	1,217	8	(83)	28	(34)	29	899
Ending Balance	$1,522	$3,444	$27	$894	$427	$99	$30	$6,444

For the Six Months Ended

June 30, 2011

Beginning balance	$1,723	$3,774	$16	$643	$401	$128	$30	$6,715
Charge Offs	(596)	(1,208)	-	(166)	(263)	1	-	(2,232)
Recoveries	414	16	2	114	18	(1)	-	563
Provision	(19)	862	9	303	271	$(29)	-	1,397
Ending Balance	$1,522	$3,444	$27	$894	$427	$99	$30	$6,443

Loans Receivable at December 31, 2011

		Commercial		Residential	Home Equity
	Commercial	Real Estate	Agricultural	Real Estate	& Consumer	Other	Unallocated	Total
Ending balance:
individually evaluated for impairment	$1,017	$19	$5	$280	$212	$-	$-	$1,533
Ending balance:
collectively evaluated for impairment	$897	$2,861	$46	$676	$387	$139	$(10)	$4,996
Loans:
Ending balance:
individually evaluated for impairment	$3,283	$2,473	$5	$2,074	$543	$-	$-	$8,378
Ending balance:
collectively evaluated for impairment	$74,829	$185,356	$38,356	$85,582	$50,138	$216	$-	$434,477

Loans Receivable at June 30, 2011

		Commercial		Residential	Home Equity
	Commercial	Real Estate	Agricultural	Real Estate	& Consumer	Other	Unallocated	Total
Ending balance:
individually evaluated for impairment	$700	$813	$-	$226	$-	$-	$-	$1,739
Ending balance:
collectively evaluated for impairment	$822	$2,631	$27	$668	$427	$99	$30	$4,704
Loans:
Ending balance:
individually evaluated for impairment	$2,426	$3,187	$-	$1,216	$389	$-	$-	$7,218
Ending balance:
collectively evaluated for impairment	$68,315	$178,983	$38,454	$92,252	$48,452	$3,877	$-	$430,333

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

Substandard (6): Loans are inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected.

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

The following tables present the credit risk profile of the Company’s loan portfolio based on rating category and payment activity as of June 30, 2012 and December 31, 2011 ($’s in thousands).

June 30, 2012				Residential	Home Equity
	Commercial	Commercial RE	Agricultural	Real Estate	& Consumer	Other	Total
1-2	$1,086	$116	$120	$-	$2	$-	$1,324
3	23,656	60,773	10,254	73,912	45,416	24	214,035
4	48,358	124,422	30,665	6,604	3,585	183	213,817
Total Pass	73,100	185,311	41,039	80,516	49,003	207	429,176

5	64	9,957	3	1,637	232	-	11,893
6	1,535	3,209	51	819	312	-	5,926
7	1,343	1,441	-	2,074	542	-	5,400
8	-	-	-	-	-	-	-
Total	$76,042	$199,918	$41,093	$85,046	$50,089	$207	$452,395

December 31, 2011				Residential	Home Equity
	Commercial	Commercial RE	Agricultural	Real Estate	& Consumer	Other	Total
1-2	$909	$188	$152	$1,548	$127	$140	$3,064
3	24,375	62,506	13,203	78,122	43,814	-	222,020
4	48,004	110,633	24,950	1,576	6,095	76	191,334
Total Pass	73,288	173,327	38,305	81,246	50,036	216	416,418

5	610	9,703	5	1,666	72	-	12,056
6	2,037	3,358	51	1,834	92	-	7,372
7	2,177	1,441	-	2,910	481	-	7,009
8	-	-	-	-	-	-	-
Total	$78,112	$187,829	$38,361	$87,656	$50,681	$216	$442,855

The following tables present the Company’s loan portfolio aging analysis as of June 30, 2012 and December 31, 2011 ($’s in thousands).

	30-59 Days	60-89 Days	Greater Than	Total Past		Total Loans
June 30, 2012	Past Due	Past Due	90 Days	Due	Current	Receivable

Commercial	$50	$199	$424	$673	$75,369	$76,042
Commercial real estate	895	281	1,345	2,521	197,397	199,918
Agricultural	-	-	-	-	41,093	41,093
Residential Real Estate	87	294	753	1,134	83,912	85,046
Home Equity & Consumer	353	5	265	623	49,466	50,089
Leases	-	-	-	-	207	207
Loans & Lease	1,385	779	2,787	4,951	447,444	452,395
Loans held for Sale	-	-	-	-	10,595	10,595

Total	$1,385	$779	$2,787	$4,951	$458,039	$462,990

	30-59 Days	60-89 Days	Greater Than	Total Past		Total Loans
December 31, 2011	Past Due	Past Due	90 Days	Due	Current	Receivable

Commercial	$58	$-	$2,334	$2,392	$75,720	$78,112
Commercial real estate	67	-	1,656	1,723	186,106	187,829
Agricultural	-	-	-	-	38,361	38,361
Residential Real Estate	412	784	569	1,765	85,891	87,656
Home Equity & Consumer	465	194	505	1,164	49,517	50,681
Leases	-	-	-	-	216	216
Loans & Lease	1,002	978	5,064	7,044	435,811	442,855

Loans held for Sale	-	-	-	-	5,238	5,238

Total	$1,002	$978	$5,064	$7,044	$441,049	$448,093

All loans past due 90 days are systematically placed on nonaccrual status.

The following tables present impaired loan information as of and for the six and three months ended June 30, 2012 and 2011, and as of the twelve months ended December 31, 2011:

		Unpaid
June 30, 2012	Recorded	Principal	Related
($'s in thousands)	Investment	Balance	Allowance
With no related allowance recorded:
Commercial	$348	$2,234	$-
Commercial Real Estate	1,895	2,897	-
Agricultural	-	-	-
Residential	904	904	-
Home Equity Consumer & Other	228	261	-
All Impaired Loans < $100,000	870	870	-
With a specific allowance recorded:
Commercial	948	949	551
Commercial Real Estate	-	-	-
Agricultural	3	2	1
Residential	1,626	1,678	353
Home Equity Consumer & Other	283	283	137
Totals:
Commercial	$1,296	$3,183	$551
Commercial Real Estate	$1,895	$2,897	$-
Agricultural	$3	$2	$1
Residential	$2,530	$2,582	$353
Home Equity Consumer & Other	$511	$544	$137
All Impaired Loans < $100,000	$870	$870	$-

	Six Months Ended June 30, 2012		Three Months Ended June 30, 2012
	Average	Interest	Average	Interest
($'s in thousands)	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized

With no related allowance recorded:
Commercial	$2,745	$-	$2,330	$-
Commercial Real Estate	2,934	22	2,910	5
Agricultural	-	-	-	-
Residential	929	31	926	15
Home Equity Consumer & Other	396	7	393	5
All Impaired Loans < $100,000	870	-	870	-
With a specific allowance recorded:
Commercial	950	3	949	(1)
Commercial Real Estate	-	-	-	-
Agricultural	3	-	3	-
Residential	1,668	34	1,665	17
Home Equity Consumer & Other	292	8	291	4
Totals:
Commercial	$3,695	$3	$3,279	$(1)
Commercial Real Estate	$2,934	$22	$2,910	$5
Agricultural	$3	$-	$3	$-
Residential	$2,597	$65	$2,591	$32
Home Equity Consumer & Other	$688	$15	$684	$9
All Impaired Loans < $100,000	$870	$-	$870	$-

		Unpaid
December 31, 2011	Recorded	Principal	Related
($'s in thousands)	Investment	Balance	Allowance
With no related allowance recorded:
Commercial	$1,206	$1,856	$-
Commercial Real Estate	1,061	2,149	-
Agricultural	-	-	-
Residential	581	581	-
Home Equity Consumer & Other	189	217	-
All Impaired Loans < $100,000	1,065	1,065	-
With a specific allowance recorded:
Commercial	2,077	3,787	1,017
Commercial Real Estate	1,412	2,827	19
Agricultural	5	5	5
Residential	1,493	1,596	280
Home Equity Consumer & Other	354	354	212
Totals:
Commercial	$3,283	$5,643	$1,017
Commercial Real Estate	$2,473	$4,976	$19
Agricultural	$5	$5	$5
Residential	$2,074	$2,177	$280
Home Equity Consumer & Other	$543	$571	$212
All Impaired Loans < $100,000	$1,065	$1,065	$-

June 30, 2011		Unpaid
($'s in thousands)	Recorded	Principal	Related
	Investment	Balance	Allowance
With no related allowance recorded:
Commercial & Industrial	$189	$539	$-
Commercial RE & Construction	627	1,544	-
Agricultural & Farmland	-	-	-
Residential Real Estate	483	492	-
Home Equity & Consumer	43	43	-
All Impaired Loans < $100,000	1,016	1,016	-
With a specific allowance recorded:
Commercial & Industrial	2,237	4,074	700
Commercial RE & Construction	2,560	3,328	813
Agricultural & Farmland	-	-	-
Residential Real Estate	733	938	226
Home Equity & Consumer	346	354	-
Totals:
Commercial & Industrial	$2,426	$4,613	$700
Commercial RE & Construction	$3,187	$4,872	$813
Agricultural & Farmland	$-	$-	$-
Residential Real Estate	$1,216	$1,430	$226
Home Equity & Consumer	$389	$397	$-
All Impaired Loans < $100,000	1,016	1,016	-

	Six Months Ended		Three Months Ended
June 30, 2011	Average	Interest	Average	Interest
($'s in thousands)	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
Commercial & Industrial	$210	$-	$210	$-
Commercial RE & Construction	993	-	961	-
Agricultural & Farmland	-	-	-	-
Residential Real Estate	532	14	531	6
Home Equity & Consumer	43	-	43	-
All Impaired Loans < $100,000	1,016	-	1,016	-
With a specific allowance recorded:
Commercial & Industrial	2,663	(2)	2,664	2
Commercial RE & Construction	3,188	2	3,192	12
Agricultural & Farmland	-	-	-	-
Residential Real Estate	1,189	18	1,188	9
Home Equity & Consumer	133	4	131	2
Totals:
Commercial & Industrial	$2,873	$(2)	$2,874	$2
Commercial RE & Construction	$4,181	$2	$4,153	$12
Agricultural & Farmland	$-	$-	$-	$-
Residential Real Estate	$1,721	$32	$1,719	$15
Home Equity & Consumer	$176	$4	$174	$2
All Impaired Loans < $100,000	1,016	-	$1,016	$-

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

TDR Concession Types

The Company’s standards relating to loan modifications consider, among other factors, minimum verified income requirements, cash flow analysis, and collateral valuations. Each potential loan modification is reviewed individually and the terms of the loan are modified to meet a borrower’s specific circumstances at a point in time. All loan modifications, including those classified as TDRs, are reviewed and approved. The types of concessions provided to borrowers include:

•	Interest rate reduction: A reduction of the stated interest rate to a nonmarket rate for the remaining original life of the debt. The Company also may grant interest rate concessions for a limited timeframe on a case by case basis.
•	Amortization or maturity date change beyond what the collateral supports, including any of the following:

(1)	Lengthens the amortization period of the amortized principal beyond market terms. This concession reduces the minimum monthly payment and increases the amount of the balloon payment at the end of the term of the loan. Principal is generally not forgiven.

(2)	Reduces the amount of loan principal to be amortized. This concession also reduces the minimum monthly payment and increases the amount of the balloon payment at the end of the term of the loan. Principal is generally not forgiven.

(3)	Extends the maturity date or dates of the debt beyond what the collateral supports. This concession generally applies to loans without a balloon payment at the end of the term of the loan. In addition, there may be instances where renewing loans potentially require non-market terms and would then be reclassified as TDRs.

•	Other: A concession that is not categorized as one of the concessions described above. These concessions include, but are not limited to: principal forgiveness, collateral concessions, covenant concessions, and reduction of accrued interest. Principal forgiveness may result from any TDR modification of any concession type.

The table below presents the activity of TDRs during the three and six months ended June 30, 2012 and the twelve months ended December 31, 2011.

Three Months Ended June 30, 2012
($'s in thousands)
		Pre-Modification	Post-Modification
	Number of	Recorded	Recorded
	Contracts	Investment	Investment

Residential Real Estate	4	$159	$159

Six Months Ended June 30, 2012
($'s in thousands)
		Pre-Modification	Post-Modification
	Number of	Recorded	Recorded
	Contracts	Investment	Investment

Residential Real Estate	8	$274	$274

Twelve Months Ended December 31, 2011

		Pre-Modification	Post-Modification
	Number of	Recorded	Recorded
	Contracts	Investment	Investment

Residential Real Estate	14	$1,011	$1,011

Of the TDRs entered into during 2012, none had subsequently defaulted as of June 30, 2012. Redefaults are defined as loans that were performing TDRs that became 90 days or more past due post restructuring. The Company has specifically allocated $0.74 million of the $6.6 million in loan loss allowance to all TDR loans. All TDRs resulted from a reduction to a borrower’s rate or change in amortization. No principal reductions have been granted.

NOTE E - NEW ACCOUNTING PRONOUNCEMENTS

ASU No. 2012-02, Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment.

This ASU amends Topic 350 to allow the Company to first assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if the Company concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform quantitative impairment test by comparing the fair value with the carrying amount in accordance with Codification Subtopic 350-30, Intangibles-Goodwill and Other, General Intangibles Other than Goodwill.

The Company also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity will be able to resume performing the qualitative assessment in any subsequent period.

The amendments in this update are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012. Management has determined that the adoption of ASU 2012-02 will not have a material impact on Rurban’s Condensed Consolidated Financial Statements.

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

ASC 2011-08 – Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment.

The ASU amends Topic 350 to permit an entity the option to first assess qualitative factors to determine whether it is more likely than not (50% threshold) that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. Management anticipates this standard will have no material effect to Rurban’s Condensed Consolidated Financial Statements.

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

NOTE F — SEGMENT INFORMATION

As of and for the three months ended June 30, 2012

		Data		Total	Intersegment	Consolidated
Income statement information ($'s in thousands)	Banking	Processing	Other	Segments	Elimination	Totals

Net interest income (expense)	$5,790	$(69)	$(419)	$5,302	$(34)	$5,268

Non-interest income - external customers	2,662	578	9	3,249		3,249

Non-interest income - other segments	80	251	60	391	(432)	(41)

Total revenue	8,532	760	(350)	8,942	(466)	8,476

Non-interest expense	6,083	842	369	7,294	(423)	6,871

Significant non-cash items:
Depreciation and amortization	237	68	3	308	-	308
Provision for loan losses	200	-	-	200	-	200

Income tax expense (benefit)	667	(28)	(248)	391	-	391

Segment profit (loss)	$1,582	$(54)	$(471)	$1,057	$(43)	$1,014

Balance sheet information

Total assets	$626,889	$2,684	$7,066	$636,639	$(4,108)	$632,531

Goodwill and intangibles	$17,887	$-	$-	$17,887	$-	$17,887

Premises and equipment expenditures	$184	$-	$-	$184	$-	$184

As of and for the three months ended June 30, 2011

		Data		Total	Intersegment	Consolidated
Income statement information ($'s in thousands)	Banking	Processing	Other	Segments	Elimination	Totals

Net interest income (expense)	$5,608	$(77)	$(318)	$5,213		$5,213

Non-interest income - external customers	3,782	1,308	7	5,097		5,097

Non-interest income - other segments	49	340	38	427	(427)	-

Total revenue	9,439	1,571	(273)	10,737	(427)	10,310

Non-interest expense	6,972	1,356	497	8,825	(427)	8,398

Significant non-cash items:
Depreciation and amortization	220	223	2	445	-	445
Provision for loan losses	898	-	-	898	-	898

Income tax expense (benefit)	410	73	(246)	237	-	237

Segment profit (loss)	$1,159	$142	$(524)	$777	$-	$777

Balance sheet information

Total assets	$611,963	$5,465	$5,534	$622,962	$(4,901)	$618,061

Goodwill and intangibles	$18,517	$408	$-	$18,925	$-	$18,925

Premises and equipment expenditures	$371	$-	$-	$371	$-	$371

As of and for the six months ended June 30, 2012

		Data		Total	Intersegment	Consolidated
Income statement information ($'s in thousands)	Banking	Processing	Other	Segments	Elimination	Totals

Net interest income (expense)	$11,291	$(82)	$(1,032)	$10,177	$(34)	$10,143

Non-interest income - external customers	5,625	1,198	26	6,849		6,849

Non-interest income - other segments	160	1,065	114	1,339	(1,399)	(60)

Total revenue	17,076	2,181	(892)	18,365	(1,433)	16,932

Non-interest expense	12,530	1,725	664	14,919	(1,372)	13,547

Significant non-cash items:
Depreciation and amortization	462	174	6	642	-	642
Provision for loan losses	650	-	-	650	-	650

Income tax expense (benefit)	1,132	155	(538)	749	-	749

Segment profit (loss)	$2,764	$301	$(1,018)	$2,047	$(61)	$1,986

Balance sheet information

Total assets	$626,889	$2,684	$7,066	$636,639	$(4,108)	$632,531

Goodwill and intangibles	$17,887	$-	$-	$17,887	$-	$17,887

Premises and equipment expenditures	$953	$2	$-	$955	$-	$955

As of and for the six months ended June 30, 2011

		Data		Total	Intersegment	Consolidated
Income statement information ($'s in thousands)	Banking	Processing	Other	Segments	Elimination	Totals

Net interest income (expense)	$10,836	$(157)	$(633)	$10,046		$10,046

Non-interest income - external customers	5,720	2,221	19	7,960		7,960

Non-interest income - other segments	100	721	75	896	(896)	-

Total revenue	16,656	2,785	(539)	18,902	(896)	18,006

Non-interest expense	12,633	2,863	858	16,354	(896)	15,458

Significant non-cash items:
Depreciation and amortization	445	449	5	899	-	899
Provision for loan losses	1,397	-	-	1,397	-	1,397

Income tax expense (benefit)	636	(27)	(246)	363	-	363

Segment profit (loss)	$1,990	$(51)	$(1,151)	$788	$-	$788

Balance sheet information

Total assets	$611,963	$5,465	$5,534	$622,962	$(4,901)	$618,061

Goodwill and intangibles	$18,517	$408	$-	$18,925	$-	$18,925

Premises and equipment expenditures	$490	$-	$-	$490	$-	$490

NOTE G – DERIVATIVE FINANCIAL INSTRUMENTS

Risk Management Objective of Using Derivatives

The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company manages its exposures to a wide variety of business and operational risks primarily through management of its core business activities. The Company manages economic risks, including interest rate, liquidity and credit risk, primarily by managing the amount, sources, and duration of its assets and liabilities and through the use of derivative financial instruments. Specifically, the Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. The Company’s derivative financial instruments are used to manage differences in the amount, timing, and duration of the Company’s known or expected cash payments principally related to certain variable-rate assets.

Non-designated Hedges

The Company does not use derivatives for trading or speculative purposes. Derivatives not designated as hedges are not speculative and result from a service the Company provides to certain customers. The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. Those interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. As of June 30, 2012, the notional amount of customer-facing swaps was approximately $4.44 million. This amount is offset with third party counterparties, as described above.

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of the Company’s derivative financial instruments, as well as their classification on the Balance Sheet, as of June 30, 2012 and December 31, 2011. ($’s in thousands)

	Asset Derivatives				Liability Derivatives
	June 30, 2012		December 31, 2011		June 30, 2012		December 31, 2011
	Balance Sheet	Fair	Balance Sheet	Fair	Balance Sheet	Fair	Balance Sheet	Fair
	Location	Value	Location	Value	Location	Value	Location	Value
Derivatives not designated as hedging instruments:
Interest rate contracts	Other Assets	$149	Other Assets	$-	Other Liabilities	$149		$-

Effect of Derivative Instruments on the Income Statement

The Company’s derivative financial instruments had no net effect on the Income Statements for the three and six months ended June 30, 2012.

NOTE H – FAIR VALUE OF ASSETS AND LIABILITIES

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

Available-for-Sale Securities

The fair values of available-for-sale securities are determined by various valuation methodologies. Level 1 securities include money market mutual funds. Level 1 inputs included quoted prices in an active market. Level 2 securities include U.S. government agencies, mortgage-backed securities, and obligations of political and state subdivisions. Level 2 inputs do not include quoted prices for individual securities in active markets; however, they do include inputs that are either directly or indirectly observable for the individual security being valued. Such observable inputs include interest rates and yield curves at commonly quoted intervals, volatilities, prepayment speeds, credit risks and default rates. Also included are inputs derived principally from or corroborated by observable market data by correlation or other means.

The following table presents the fair value measurements of assets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2012 and December 31, 2011.

Interest Rate Contracts

The fair values of interest rate contracts are based upon the estimated amount the Company would receive or pay to terminate the contracts or agreements, taking into account underlying interest rates, credit worthiness of underlying customers for credit derivatives and, when appropriate, the creditworthiness of the counterparties.

($'s in thousands)	Fair Values at	Fair Value Measurements Using:
Description	6/30/2012	Level 1	Level 2	Level 3
Available-for-Sale Securities:
U.S. Treasury and Government
Agencies	$14,611	$-	$14,611	$-
Mortgage-backed securities	67,727	-	67,727	-
State and political subdivisions	16,817	-	16,817	-
Money Market Mutual Fund	3,359	3,359	-	-
Equity securities	23	-	23	-
Interest rate contracts	149	-	149	-

($'s in thousands)	Fair Values at	Fair Value Measurements Using:
Description	12/31/2011	Level 1	Level 2	Level 3
Available-for-Sale Securities:
U.S. Treasury and Government Agencies	$25,424	$-	$25,424	$-
Mortgage-backed securities	67,698	-	67,698	-
State and political subdivisions	16,793	-	16,793	-
Money Market Mutual Funds	2,040	2,040	-	-
Equity Securities	23	-	23	-

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

Impaired Loans (Collateral-dependent)

Loans for which it is probable the Company will not collect all principal and interest due according to contractual terms are measured for impairment. If the impaired loan is collateral dependent, then the fair value method of measuring the amount of impairment is utilized. This method requires obtaining an independent appraisal of the collateral and applying a discount factor to the value based on the Company’s loan review policy. All impaired loans held by the Company were collateral dependent at June 30, 2012 and December 31, 2011.

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

The following table presents the fair value measurements of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2012 and December 31, 2011 ($’s in thousands):

($'s in thousands)	Fair Values at	Fair Value Measurements Using:
Description	6/30/2012	Level 1	Level 2	Level 3
Impaired loans	$5,046	$-	$-	$5,046
Mortgage servicing rights	3,359	-	-	3,359
Foreclosed assets	1,122	-	-	1,122

($'s in thousands)	Fair Values at	Fair Value Measurements Using:
Description	12/31/2011	Level 1	Level 2	Level 3
Impaired loans	$5,575	$-	$-	$5,575
Mortgage servicing rights	2,820	-	-	2,820
Foreclosed assets	877	-	-	877
Software	159	-	-	159

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements.

	Fair Value at	Valuation		Range (Weighted
($'s in thousands)	6/30/2012	Technique	Unobservable Inputs	Average)

Collateral-dependent impaired loans	$5,046	Market comparable properties	Comparability adjustments (%)	Not available

Foreclosed assets	1,122	Market comparable properties	Marketability discount	10.0%

Mortgage servicing rights	3,359	Discounted cash flow	Discount Rate	8.5%
			Constant prepayment rate	17.9%
			P&I earnings credit	0.25%
			T&I earnings credit	1.1%
			Inflation for cost of servicing	1.5%

There were no changes in the inputs or methodologies used to determine fair value at June 30, 2012 as compared to December 31, 2011.

The following table presents estimated fair values of the Company’s other financial instruments carried at other than fair value. The fair values of certain of these instruments were calculated by discounting expected cash flows, which involves significant judgments by management and uncertainties. Fair value is the estimated amount at which financial assets or liabilities could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Because no market exists for certain of these financial instruments, and because management does not intend to sell these financial instruments, the Company does not know whether the fair values shown below represent values at which the respective financial instruments could be sold individually or in the aggregate.

The following methods were used to estimate the fair value of all other financial instruments recognized in the accompanying balance sheets at amounts other than fair value.

Cash and Cash Equivalents and Federal Reserve and Federal Home Loan Bank Stock and Accrued Interest Payable and Receivable

The carrying amount approximates the fair value.

Loans

The estimated fair value for loans receivable, including loans held for sale, net, is based on estimates of the rate State Bank would charge for similar loans at June 30, 2012 and December 31, 2011, applied for the time period until the loans are assumed to re-price or be paid.

Deposits & Other Borrowings

Deposits include demand deposits, savings accounts, NOW accounts and certain money market deposits. The carrying amount approximates the fair value. The estimated fair value for fixed-maturity time deposits, as well as borrowings, is based on estimates of the rate State Bank could pay on similar instruments with similar terms and maturities at June 30, 2012 and December 31, 2011.

The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. The estimated fair value for other financial instruments and off-balance-sheet loan commitments approximate cost at June 30, 2012 and are not considered significant to this presentation.

June 30, 2012	Carrying	Fair Value Measurments Using
$'s in thousands	Amount	(Level 1)	(Level 2)	(Level 3)

Financial assets
Cash and cash equivalents	$14,636	$14,636	$-	$-
Loans held for sale	10,595	-	10,915	-
Loans, net of allowance for loan losses	445,492	-	-	451,079
Federal Reserve and FHLB Bank stock	3,748	-	3,748	-
Accrued interest receivable	1,597	-	1,597	-

Financial liabilities
Deposits	$518,661	$-	$522,162	$-
Short-term borrowings	15,824	-	15,830	-
Notes payable	2,249	-	2,279	-
FHLB advances	17,500	-	18,295	-
Trust preferred securities	20,620	-	8,652	-
Accrued interest payable	3,836	-	3,836	-

December 31, 2011	Carrying	Fair Value Measurments Using
$'s in thousands	Amount	(Level 1)	(Level 2)	(Level 3)

Financial assets
Cash and cash equivalents	$14,846	$14,846	$-	$-
Loans held for sale	5,238	-	5,334	-
Loans, net of allowance for loan losses	436,025	-	-	443,727
Federal Reserve and FHLB Bank stock, at cost	3,685	-	3,685	-
Interest receivable	1,635	-	1,635	-

Financial liabilities
Deposits	$518,765	$-	$521,654	$-
Short-term borrowings	18,779	-	18,903	-
Notes payable	2,788	-	2,815	-
Federal Home Loan Bank advances	12,776	-	13,149	-
Trust preferred securities	20,620	-	8,320	-
Interest payable	2,954	-	2,954	-

NOTE I: DEBT COVENANT

Pursuant to a covenant contained in a loan agreement between the Company and First Tennessee Bank, National Association (“FTB”), the Company’s Banking Subsidiary, State Bank, must maintain certain performance ratios, including a minimum Tier 1 Capital to average assets ratio of 7.5 percent, a year-to-date return on assets (ROA) of 50 basis points and a nonperforming asset ratio (calculated as non-performing loans plus OREO divided by total assets) of less than 2.25 percent. In addition the issuance of any regulatory order would constitute a covenant violation.

At June 30, 2012, State Bank’s compliance with the loan covenants were as follows: Tier 1 capital to average assets was 8.1 percent, year -to-date ROA was 87 basis points and the nonperforming asset ratio was 1.41 percent. On March 9, 2010, a consent order was issued for RDSI which is still in place as of June 30, 2012. FTB agreed to waive this non-financial covenant violation and enter into a new agreement which requires full payout of the obligation by October 31, 2013. As of June 30, 2012, the outstanding balance of this obligation was $1.1 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Information

This Quarterly Report on Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains certain forward-looking statements that are provided to assist in the understanding of anticipated future financial performance. Forward-looking statements provide current expectations or forecasts of future events and are not guarantees of future performance. Examples of forward-looking statements include: (a) projections of income or expense, earnings per share, the payments or non-payments of dividends, capital structure and other financial items; (b) statements of plans and objectives of the Company or our management or Board of Directors, including those relating to products or services; (c) statements of future economic performance; and (d) statements of assumptions underlying such statements. Words such as “anticipates”, “believes”, “plans”, “intends”, “expects”, “projects”, “estimates”, “should”, “may”, “would be”, “will allow”, “will likely result”, “will continue”, “will remain”, or other similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying those statements. Forward-looking statements are based on management’s expectations and are subject to a number of risks and uncertainties. Although management believes that the expectations reflected in such forward-looking statements are reasonable, actual results may differ materially from those expressed or implied in such statements. Risks and uncertainties that could cause actual results to differ materially include, without limitation, changes in interest rates, changes in the competitive environment, and changes in banking regulations or other regulatory or legislative requirements affecting bank holding companies. Additional detailed information concerning a number of important factors which could cause actual results to differ materially from the forward-looking statements contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations is available in the Company’s filings with the Securities and Exchange Commission, including the disclosure under the heading “Item 1A. Risk Factors” of Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011. Undue reliance should not be placed on the forward-looking statements, which speak only as of the date hereof. Except as may be required by law, the Company undertakes no obligation to update any forward-looking statement to reflect unanticipated events or circumstances after the date on which the statement is made.

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

On August 5, 2010, the Company notified the trustees of the Capital Securities of the Company’s election to defer (a) the quarterly interest payments on the RST II Capital Securities, beginning on September 15, 2010 and extending through September 15, 2012, and (b) the semi-annual interest payments on the RST I Capital Securities, beginning on September 7, 2010 and extending through September 7, 2012. During any interest deferral period, the trust preferred indentures prohibit the Company from paying common stock dividends or repurchasing shares of common stock. As of June 30, 2012, the accumulative deferred interest totaled $3.3 million.

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

State Bank Insurance, LLC (“SBI”) is an Ohio corporation and a wholly-owned subsidiary of State Bank that was incorporated in June of 2010. SBI is an insurance company that engages in the sale of insurance products to retail and commercial customers of State Bank.

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

Among the provisions already implemented pursuant to the Dodd-Frank Act, the following provisions have or may have an effect on the business of the Company and its subsidiaries:

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

Recent Developments regarding RDSI

On March 9, 2011, Rurban Financial Corp. (“Rurban”) and its wholly-owned nonbank data services subsidiary, RDSI, entered into a Consent Order (the “Consent Order”) with the Board of Governors of the Federal Reserve System (the “FRB”) that directs RDSI to take certain actions to strengthen its financial condition and operations. Rurban’s banking subsidiary, State Bank, is not a party to the Consent Order.

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

Six Months Ended June 30, 2012 compared to Six Months Ended June 30, 2011

Net Income: Net income for the six months ended June 30, 2012 was $1.99 million or $0.41 per diluted share, compared to a net income of $0.79 million, or $0.16 per diluted share, for the six months of 2011. For the six months ended June 30, 2012, the Banking Group (consisting primarily of State Bank), had net income of $2.8 million which is up 39 percent from the net income of $2.0 million from the comparable 2011 period. RDSI reported year to date net income of $301 thousand compared to a net loss of $51 thousand for the year ago first six months.

Provision for Loan Losses: The year to date provision for loan losses was $0.65 million compared to $1.40 million for the prior period. The lower provision reflects the improving quality of State Bank’s loan portfolio and slower migration of problem credits to non-performing status, as well as a recovering economy. As of June 30, 2012, the allowance for loan losses stood at $6.6 million, or 1.46 percent of total loans, compared to 1.47 percent at June 30, 2011. The Company’s non-performing assets (“NPAs”) at June 30, 2012 were $8.9 million, down $2.6 million, or 22.6 percent, since June 30, 2011. At the 2012 second quarter-end, non-performing assets were 1.40 percent of total assets compared to 1.85 percent at June 30, 2011.

Asset Quality Review ($’s in Thousands)	June 30, 2012	December 31, 2011	June 30, 2011
Net charge-offs	$560	$2,180	$1,669
Non-accruing loans	$5,315	$6,900	$8,073
Trouble Debt Restructures	$1,837	$1,334	$1,312
Non-performing loans	$7,152	$8,234	$9,385
OREO / OAO	$1,708	$1,830	$2,056
Non-performing assets	$8,860	$10,064	$11,441
Non-performing assets / Total assets	1.40%	1.60%	1.85%
Allowance for loan losses / Total loans	1.46%	1.48%	1.47%
Allowance for loan losses / Non-performing loans	92.5%	79.3%	68.7%

Consolidated Revenue: Total revenue, consisting of net interest income and noninterest income, was $16.9 million for the six months ended June 30, 2012, a decrease of $1.07 million, or 6.0 percent, from the $18.0 million generated during the first six months of 2011.

Net interest income was $10.1 million, which is flat from the prior year. The Company had a $5.0 million reduction in earning assets, which was offset by a 27 basis point reduction in the rate paid on interest bearing liabilities. The net interest margin was 3.70 percent, which was flat compared to the prior year.

Noninterest income was $6.8 million for the six months ended June 30, 2012 compared to $8.0 million for the prior year period. Mortgage refinancing has provided Rurban with a sizable opportunity for diversification and growth of fee income. State Bank originated $148.2 million of mortgage loans in the first six months of 2012. These originations and subsequent sales resulted in $2.6 million of gains, which compares to gains of $0.99 million for the first six months of 2011. The 160 percent increase in gains from mortgage sales in 2012 reflect the combined impact of a 132 percent increase in mortgages sold and a 20 basis point, or 12.1 percent, increase in the spread to 1.85 percent, compared to the year-earlier period. The prior year was impacted by a $1.9 million gain from the sale of securities.

Consolidated Noninterest Expense: Noninterest expense for the first six months of 2012 was $13.5 million, compared to $15.5 million in the prior-year second quarter. Since the prior year, the Company has reduced employee headcount by 24, or 11 percent, from 228 employees at June 30, 2011 to 204 employees at June 30, 2012. Significant contributing factors outside of compensation expenses were reductions in FDIC premiums, professional fees and postage and delivery expenses from RDSI. The prior year was impacted by a $1.1 million prepayment penalty from the early retirement of FHLB and REPO advances.

Income Taxes: Income taxes for the first six months of 2012 were $0.75 million, compared to $0.36 million for the first six months of 2011. The increase was due primarily to the increase in pre-tax income from the prior year.

Three Months Ended June 30, 2012 compared to Three Months Ended June 30, 2011

Net Income: Net income for the second quarter of 2012 was $1.01 million or $0.21 per diluted share, compared to a net income of $0.78 million, or $0.16 per diluted share, for the second quarter of 2011. For the quarter, the Banking Group (consisting primarily of The State Bank and Trust Company), had net income of $1.6 million, which is up 36.5 percent compared to the net income of $1.2 million from the year ago second quarter. RDSI reported a net loss of $54 thousand compared to net income of $142 thousand from the year ago second quarter.

Provision for Loan Losses: The second quarter provision for loan losses was $0.20 million compared to $0.45 million and $0.89 million, respectively, for the linked and year-ago quarters. Charge-offs for the quarter were $0.19 million compared to $0.37 million and $1.05 million, respectively, for the linked and year-ago quarters. Total delinquent loans ended the quarter at $4.95 million, which is down $3.2 million, or 39.5 percent, from the prior year.

Consolidated Revenue: Total revenue, consisting of net interest income and noninterest income, was $8.5 million for the second quarter of 2012, a decrease of $1.83 million, or 17.8 percent, from the $10.3 million generated during the 2011 second quarter. The prior year second quarter included gains on the sale of securities of $1.9 million.

Net interest income was $5.3 million, which is flat from the prior year second quarter. The Company’s earning assets were flat and the margin was reduced by 2 basis points. The net interest margin was 3.81 percent.

Noninterest income was $3.2 million for the 2012 second quarter compared to $5.1 million for the prior year period. Excluding data service fees, which are contributed by Rurban’s data services subsidiary, the remaining noninterest income is generated by the Banking Group. The prior year included a significant gain on the sale of securities.

Mortgage refinancing has provided Rurban with a sizable opportunity for diversification and growth of fee income. Origination activity continued at a high level in the second quarter of 2012. State Bank originated $79.9 million of mortgage loans in the second quarter of 2012. These second quarter 2012 originations and subsequent sales resulted in $1.4 million of gains, which compares to gains of $0.57 million for the second quarter of 2011. Compared to the prior year second quarter, total originations are up $41.8 million and sales have increased by $45.2 million.

Consolidated Noninterest Expense: Noninterest expense for the second quarter of 2012 was $6.9 million compared to $8.4 million in the prior-year second quarter. The prior year second quarter included a $1.1 million prepayment penalty on the early retirement of FHLB and REPO advances.

Income Taxes: Income taxes for the second quarter of 2012 were $0.39 million compared to $0.24 million for the second quarter of 2011. The increase was due primarily to the increase in pre-tax income from the prior year.

Changes in Financial Condition

Total assets at June 30, 2012 were $632.5 million, an increase of $3.9 million or 0.62 percent since 2011 year end. Total loans, net of unearned income, were $452.1 million as of June 30, 2012, up $9.6 million from year end, an increase of 2.2 percent.

Total deposits at June 30, 2012 were $518.7 million, flat as compared to December 2011 balances. Borrowed funds, (notes payable, FHLB advances, Fed Funds purchased and REPOs) totaled $35.6 million at June 30, 2012. This is up slightly from the prior year end when borrowed funds totaled $34.3 million. Total equity for the Company now stands at 7.95 percent of total assets, which is up 4.3 percent from the prior year level of 7.62 percent. Retained earnings have grown by $1.99 million from year end due to net income growth.

Capital Resources

At June 30, 2012, actual capital levels and minimum required levels were as follows ($’s in thousands):

	Actual		Minimum Required For Capital Adequacy Purposes		Minimum Required To Be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital (to risk weighted assets)
Consolidated	$54,379	11.7%	$37,043	8.0%	$-	N/A
State Bank	$56,048	12.2%	$36,702	8.0%	$45,877	10.0%

Both the Company and State Bank were categorized as well capitalized at June 30, 2012.

LIQUIDITY

Liquidity relates primarily to the Company’s ability to fund loan demand, meet deposit customers’ withdrawal requirements and provide for operating expenses. Assets used to satisfy these needs consist of cash and due from banks, federal funds sold, interest-earning deposits in other financial institutions, securities available-for-sale and loans held for sale. These assets are commonly referred to as liquid assets. Liquid assets were $127.8 million at June 30, 2012 compared to $132.1 million at December 31, 2011.

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

The Company’s commercial real estate, first mortgage residential and multi-family mortgage portfolio of $285.0 million at June 30, 2012 and $275.5 million at December 31, 2011, which can and has been used to collateralize borrowings, is an additional source of liquidity. Management believes the Company’s current liquidity level, without these borrowings, is sufficient to meet its liquidity needs. At June 30, 2012, all eligible commercial real estate, first mortgage residential and multi-family mortgage loans were pledged under an FHLB blanket lien.

The cash flow statements for the periods presented provide an indication of the Company’s sources and uses of cash, as well as an indication of the ability of the Company to maintain an adequate level of liquidity. A discussion of the cash flow statements for the six months ended June 30, 2012 and 2011 follows.

The Company experienced negative cash flows from operating activities for the six months ended June 30, 2012 and positive cash flows for the six months ended June 30, 2011. Net cash used in operating activities was $0.23 million for the six months ended June 30, 2012 and net cash flow provided was $6.0 million for the six months ended June 30, 2011. Highlights for the current year include $144.5 million in proceeds from the sale of loans, which is up $75.5 million from the prior year. Originations of loans held for sale was a use of cash of $148.2 million, which is also up from the prior year, by $82.1 million. For the year, there was a net recapture of OMSR impairment of $0.23 million.

The Company experienced negative cash flows from investing activities for the six months ended June 30, 2012 and positive cash flows for the six months ended June 30, 2011. Net cash flows used in investing activities was $1.1 million for the six months ended June 30, 2012 and cash provided was $16.1 million for the six months ended June 30, 2011. Highlights for the current period include $17.9 million in purchases of available-for-sale securities, which is down $9.8 million from the prior year. These cash payments were offset by $27.1 million in proceeds from maturities of securities, which is an increase of $16.0 million from the prior year. The prior year cash flow was driven by the investment sales related to the Company’s deleveraging of the balance sheet in June of 2011. During the first quarter of 2011, the Company terminated several life insurance policies on retired executives and realized a cash inflow of $1.4 million. The Company experienced a $10.3 million increase in loans, which is down $3.4 million from the prior year change. Sales of foreclosed assets provided cash of $1.2 million for the prior year second quarter.

The Company experienced positive cash flows from financing activities for the six months ended June 30, 2012 and negative cash flows from financing activities for the six months ended June 30, 2011. Net cash flow provided by financing activities was $1.1 million for the six months ended June 30, 2012 and a use of cash of $42.1 million for the six months ended June 30, 2011. Highlights for the current period include a $15.8 million increase in transaction deposits for the six months ended June 30, 2012, which compares very favorably with a $17.5 million decrease in transaction deposits for the six months ended June 30, 2011. Certificates of deposits declined by $15.9 million in the current year compared to a decline of $2.3 million for the prior year.

ALCO uses an economic value of equity (“EVE”) analysis to measure risk in the balance sheet incorporating all cash flows over the estimated remaining life of all balance sheet positions. The EVE analysis calculates the net present value of the Company’s assets and liabilities in rate shock environments that range from -400 basis points to +400 basis points. The likelihood of a decrease in rates as of June 30, 2012 was considered to be remote given the current interest rate environment and therefore, was not included in this analysis. The results of this analysis are reflected in the following tables for June 30, 2012 and December 31, 2011.

June 30, 2012 Economic Value of Equity ($’s in thousands)
Change in Rates	$ Amount	$ Change	% Change
+400 basis points	110,018	19,599	21.68%
+300 basis points	107,407	16,988	18.79%
+200 basis points	103,946	13,527	14.96%
+100 basis points	98,692	8,272	9.15%
Base Case	90,420	-	-

December 31, 2011 Economic Value of Equity ($’s in thousands)
Change in Rates	$ Amount	$ Change	% Change
+400 basis points	112,424	19,890	21.49%
+300 basis points	110,164	17,630	19.05%
+200 basis points	106,833	14,299	15.45%
+100 basis points	101,331	8,796	9.51%
Base Case	92,534	-	-

Off-Balance-Sheet Borrowing Arrangements:

Significant additional off-balance-sheet liquidity is available in the form of FHLB advances and unused federal funds lines from correspondent banks. Management expects the risk of changes in off-balance-sheet arrangements to be immaterial to earnings.

The Company’s commercial real estate, first mortgage residential and multi-family mortgage portfolios of $285.0 million have been pledged to meet FHLB collateralization requirements as of June 30, 2012. Based on the current collateralization requirements of the FHLB, the Company had approximately $19.7 million of additional borrowing capacity at June 30, 2012. The Company also had $30.0 million in unpledged securities that may be used to pledge for additional borrowings.

At June 30, 2012, the Company had unused federal funds lines totaling $11.5 million, with a zero balance outstanding.

The Company’s contractual obligations as of June 30, 2012 were comprised of long-term debt obligations, other debt obligations, operating lease obligations and other long-term liabilities. Long-term debt obligations are comprised of FHLB Advances of $17.5 million. Other debt obligations are comprised of Trust Preferred securities of $20.6 million and Notes Payable of $2.2 million. The operating lease obligations consist of a lease on the RDSI-North building of $162 thousand per year and a lease on the DCM-Lansing facility of $105 thousand per year. Total time deposits at June 30, 2012 were $205.6 million, of which $103.1 million matures beyond one year.

Also, as of June 30, 2012, the Company had commitments to sell mortgage loans totaling $30.9 million. The Company believes that it has adequate resources to fund commitments as they arise and that it can adjust the rate on savings certificates to retain deposits in changing interest rate environments. If the Company requires funds beyond its internal funding capabilities, advances from the FHLB of Cincinnati and other financial institutions are available.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended June 30, 2012, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

On January 18, 2011, the Company’s subsidiary, RDSI, filed a lawsuit against New Core Holdings, Inc. (“New Core”) in the Court of Common Pleas, Defiance County, Ohio (Case No. 11-CV-41125). RDSI’s complaint alleges, among other things, that New Core breached its loan agreement, promissory notes, merger agreement and certain other agreements entered into between RDSI and New Core in connection with the previously planned merger of RDSI with New Core. RDSI’s complaint seeks, among other things, recovery of an amount in excess of $3,260,000, plus costs and expenses, including attorneys’ fees, an order directing the release of certain software collateral, and a declaration that RDSI has no obligation to advance any additional loans or pay any additional funds to New Core. New Core subsequently removed this lawsuit to the United States District Court for the Northern District of Ohio (Case No. 3:11cv366). New Core filed an answer to the complaint on October 14, 2011. On December 30, 2011, New Core filed an amended answer and counterclaims alleging that RDSI breached the merger agreement and certain other agreements and also breached its fiduciary duties to New Core. New Core’s fiduciary duty claims were subsequently dismissed with prejudice on July 9, 2012. At this time, the Company is unable to predict the likelihood of RDSI’s success on its claims, or the amount of any damages that may be awarded to RDSI or New Core in this lawsuit.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of Common Shares

The Company did not have any repurchases of common shares during the three and six months ended June 30, 2012.

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

RURBAN FINANCIAL CORP.

Date: August 9, 2012	By	/s/ Mark A. Klein
Mark A. Klein
President & Chief Executive Officer

	By	/s/ Anthony V. Cosentino
Anthony V. Cosentino
Executive Vice President &
Chief Financial Officer

