Form 10-Q
period 2012-09-30
RURBAN FINANCIAL CORP
filed 2012-11-07
CIK 767405

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Shares, without par value	4,861,779 shares
(class)	(Outstanding at November 7, 2012)

RURBAN FINANCIAL CORP.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The interim condensed consolidated financial statements of Rurban Financial Corp. (“Rurban” or the “Company”) are unaudited; however, the information contained herein reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of financial condition and results of operations for the interim periods presented. All adjustments reflected in these financial statements are of a normal recurring nature in accordance with Rule 10-01 of Regulation S-X. Results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of results for the complete year.

Rurban Financial Corp.

Condensed Consolidated Balance Sheets
September 30, 2012 and December 31, 2011

	September 30,	December 31,
($ in Thousands)	2012	2011
	(unaudited)
ASSETS
Cash and due from banks	$10,289	$14,846

Securities available for sale, at fair value	101,247	111,978
Other securities - FRB and FHLB Stock	3,748	3,685

Total investment securities	104,995	115,663

Loans held for sale	11,584	5,238

Loans, net of unearned income	455,021	442,554
Allowance for loan losses	(6,696)	(6,529)

Net loans	448,325	436,025

Premises and equipment, net	12,898	13,773
Purchased software	334	159
Cash surrender value of life insurance	12,491	12,224
Goodwill	16,353	16,353
Core deposits and other intangibles	1,376	1,849
Foreclosed assets held for sale, net	2,415	1,830
Mortgage servicing rights	3,346	2,820
Accrued interest receivable	1,832	1,635
Other assets	3,967	6,249

Total assets	$630,205	$628,664

LIABILITIES AND EQUITY
Deposits
Non interest bearing demand	$69,250	$65,963
Interest bearing demand	112,230	107,446
Savings	53,505	49,665
Money market	78,006	74,244
Time deposits	202,259	221,447

Total deposits	515,250	518,765

Notes payable	1,975	2,788
Advances from Federal Home Loan Bank	18,500	12,776
Repurchase agreements	13,735	18,779
Trust preferred securities	20,620	20,620
Accrued interest payable	4,223	2,954
Other liabilities	3,972	4,050

Total liabilities	578,275	580,732

Equity
Preferred stock	-	-
Common stock	12,569	12,569
Additional paid-in capital	15,362	15,323
Retained earnings	23,756	20,466
Accumulated other comprehensive income	2,012	1,343
Treasury stock	(1,769)	(1,769)

Total equity	51,930	47,932

Total liabilities and equity	$630,205	$628,664

See notes to condensed consolidated financial statements (unaudited)

Note: The balance sheet at December 31, 2011 has been derived from the audited consolidated financial statements at that date

Rurban Financial Corp.

Condensed Consolidated Statements of Income (Unaudited)

	Three Months Ended		Nine Months Ended
($ in Thousands, except per share data)	September 30,	September 30,	September 30,	September 30,
	2012	2011	2012	2011
Interest income
Loans
Taxable	$6,106	$6,251	$18,071	$18,273
Nontaxable	21	24	68	50
Securities
Taxable	383	446	1,185	1,623
Nontaxable	156	172	449	810

Total interest income	6,666	6,893	19,773	20,756

Interest expense
Deposits	694	976	2,316	3,035
Other borrowings	17	25	49	74
Repurchase Agreements	11	72	139	842
Federal Home Loan Bank advances	92	79	241	325
Trust preferred securities	418	356	1,451	1,049

Total interest expense	1,232	1,508	4,196	5,325

Net interest income	5,434	5,385	15,577	15,431

Provision for loan losses	300	297	950	1,694

Net interest income after provision for loan losses	5,134	5,088	14,627	13,737

Noninterest income
Data service fees	485	743	1,704	2,959
Trust fees	646	629	1,895	1,993
Customer service fees	677	664	1,976	1,885
Gain on sale of mortgage loans and OMSR's	1,572	1,101	4,148	2,091
Mortgage loan servicing fees, net	(192)	(796)	(28)	(661)
Gain on sale of non-mortgage loans	170	-	170	81
Net gain on sales of securities	-	-	-	1,871
Loss on sale or disposal of assets	(151)	(27)	(257)	(287)
Other income	201	161	589	503

Total non-interest income	3,408	2,475	10,197	10,435

Noninterest expense
Salaries and employee benefits	3,597	3,583	10,693	10,686
Net occupancy expense	515	568	1,591	1,669
Equipment expense	722	690	2,145	2,119
FDIC insurance expense	91	145	528	717
Data processing fees	103	158	337	494
Professional fees	451	377	1,226	1,428
Marketing expense	85	89	278	235
Printing and office supplies	39	86	184	281
Telephone and communication	151	141	434	441
Postage and delivery expense	223	260	652	863
State, local and other taxes	128	103	366	381
Employee expense	118	143	343	411
Other intangible amortization expense	157	185	472	579
OREO Impairment	-	-	58	-
Other expenses	345	295	965	1,977

Total non-interest expense	6,725	6,823	20,272	22,281

Income before income tax expense	1,817	740	4,552	1,890

Income tax expense	513	137	1,262	500

Net income	$1,304	$603	$3,290	$1,390

Common share data:
Basic earnings per common share	$0.27	$0.12	$0.68	$0.29

Diluted earnings per common share	$0.27	$0.12	$0.68	$0.29

Average shares outstanding (in thousands):
Basic:	4,862	4,862	4,862	4,862
Diluted:	4,862	4,862	4,862	4,862

See notes to condensed consolidated financial statements (unaudited)

Rurban Financial Corp.

Condensed Consolidated Statements of Other Comprehensive Income (Unaudited)

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
($'s in thousands)	2012	2011	2012	2011

Net income	$1,304	$603	$3,290	$1,390
Other comprehensive income (loss):
Available-for-sale investment securities:
Gross unrealized holding gains arising in the period	515	1,386	1,014	1,979
Related tax expense	(175)	(471)	(345)	(673)
Less: reclassification adjustment for gains realized in income	-	-	-	(1,871)
Related tax expense	-	-	-	636
Net effect on other comprehensive income	340	915	669	71
Total comprehensive income	$1,644	$1,518	$3,959	$1,461

See notes to condensed consolidated financial statements (unaudited)

Rurban Financial Corp.

Condensed Consolidated Statements of Changes in

Stockholders’ Equity (Unaudited)

					Accumulated
					Other
($'s in thousands)	Preferred	Common	Additional	Retained	Comprehensive	Treasury
	Stock	Stock	Paid-In Capital	Earnings	Income (Loss)	Stock	Total

Balance, January 1, 2012	$-	$12,569	$15,323	$20,466	$1,343	$(1,769)	$47,932
Comprehensive Income				3,290	669		3,959
Expense of stock option plan			39				39

Balance, September 30, 2012	$-	$12,569	$15,362	$23,756	$2,012	$(1,769)	$51,930

Balance, January 1, 2011	$-	$12,569	$15,235	$18,802	$1,187	$(1,769)	$46,024
Comprehensive Income				1,390	71		1,461
Expense of stock option plan			67				67

Balance, September 30, 2011	$-	$12,569	$15,302	$20,192	$1,258	$(1,769)	$47,552

See notes to condensed consolidated financial statements (unaudited)

Rurban Financial Corp.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended Sept. 30,
($'s in thousands)	2012	2011
Operating Activities
Net Income	$3,290	$1,390
Items not requiring (providing) cash
Depreciation and amortization	941	1,344
Provision for loan losses	950	1,695
Expense of share-based compensation plan	39	67
Amortization of premiums and discounts on securities	970	1,225
Amortization of intangible assets	472	579
Amortization of originated mortgage servicing rights	973	416
Recapture of originated mortgage servicing rights impairment	(419)	-
Impairment of mortgage servicing rights	305	897
Deferred income taxes	(345)	(37)
Proceeds from sale of loans held for sale	238,894	135,730
Originations of loans held for sale	(242,306)	(135,093)
Gain from sale of mortgage loans	(4,148)	(2,091)
Gain from sale of non-mortgage loans	(170)	(81)
Gain on sales of available for sale securities	-	(1,871)
Loss on sale of foreclosed assets	254	297
(Gain) loss on sale of fixed assets	3	(10)
Income from bank owned life insurance	(267)	(276)
OREO impairment	58	-
Changes in
Interest receivable	(196)	8
Other assets	2,125	1,852
Interest payable and other liabilities	1,190	607

Net cash provided by operating activities	2,613	6,648

Investing Activities
Purchase of available-for-sale securities	(23,956)	(36,705)
Purchase of Federal Home Loan Bank stock	(63)	-
Proceeds from maturities of available-for-sale securities	34,730	21,274
Proceeds from sales of availabe-for-sale-securities	-	44,332
Proceeds from bank owned life insurance	-	1,354
Net change in loans	(14,255)	(15,707)
Purchase of premises and equipment and software	(942)	(626)
Proceeds from sales or disposal of premises and equipment	701	9
Proceeds from sale of foreclosed assets	261	1,397

Net cash provided by (used in) investing activities	(3,524)	15,328

Financing Activities
Net increase (decrease) in demand deposits, money market, interest checking and savings accounts	15,673	(8,134)
Net (decrease) increase in certificates of deposit	(19,187)	6,805
Net decrease in securities sold under agreements to repurchase	(5,044)	(27,008)
Proceeds from Federal Home Loan Bank advances	41,500	23,000
Repayment of Federal Home Loan Bank advances	(35,776)	(32,868)
Repayment of notes payable	(813)	(425)

Net cash used in financing activities	(3,647)	(38,630)

Decrease in Cash and Cash Equivalents	(4,558)	(16,654)

Cash and Cash Equivalents, Beginning of Year	14,846	30,418

Cash and Cash Equivalents, End of Period	$10,289	$13,764

Supplemental Cash Flows Information

Interest paid	$2,927	$4,592
Income taxes paid (refunded)	$70	$(763)
Transfer of loans to foreclosed assets	$983	$2,151

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements reflect all adjustments that are, in the opinion of management, necessary to fairly present the financial position, results of operations and cash flows of the Company. Those adjustments consist only of normal recurring adjustments. Results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of results for the complete year.

The condensed consolidated balance sheet of the Company as of December 31, 2011 has been derived from the audited consolidated balance sheet of the Company as of that date.

For further information, refer to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

NOTE B—EARNINGS PER SHARE

Earnings per share (EPS) have been computed based on the weighted average number of shares outstanding during the periods presented. For the periods ended September 30, 2012 and 2011, share based awards totaling 302,474 and 306,974 common shares, respectively, were not considered in computing diluted EPS as they were anti-dilutive. The number of shares used in the computation of basic and diluted earnings per share were:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Basic earnings per share	4,861,779	4,861,779	4,861,779	4,861,779
Diluted earnings per share	4,861,779	4,861,779	4,861,779	4,861,779

Note C - Securities

The amortized cost and approximate fair value of securities were as follows:

		Gross	Gross
$'s in thousands	Amortized	Unrealized	Unrealized	Approximate
	Cost	Gains	Losses	Fair Value
Available-for-Sale Securities:
September 30, 2012:
U.S. Treasury and Government agencies	$12,874	$239	$-	$13,113
Mortgage-backed securities	64,221	1,242	(10)	65,453
State and political subdivisions	16,892	1,579	(1)	18,470
Money Market Mutual Fund	4,188	-	-	4,188
Equity securities	23	-	-	23

	$98,198	$3,060	$(11)	$101,247

		Gross	Gross
$'s in thousands	Amortized	Unrealized	Unrealized	Approximate
	Cost	Gains	Losses	Fair Value
December 31, 2011:
U.S. Treasury and Government agencies	$25,238	$186	$-	$25,424
Mortgage-backed securities	67,056	761	(119)	67,698
State and political subdivisions	15,586	1,210	(3)	16,793
Money Market Mutual Fund	2,040	-	-	2,040
Equity securities	23	-	-	23

	$109,943	$2,157	$(122)	$111,978

The amortized cost and fair value of securities available for sale at September 30, 2012, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale
	Amortized	Fair
$'s in thousands	Cost	Value

Within one year	$420	$420
Due after one year through five years	5,586	1,678
Due after five years through ten years	4,262	5,713
Due after ten years	19,498	23,772
	29,766	31,583

Mortgage-backed securities, money market mutual funds & equity securities	68,432	69,664

Totals	$98,198	$101,247

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was $52.3 million at September 30, 2012 and $52.8 million at December 31, 2011. The securities delivered for repurchase agreements were $17.1 million at September 30, 2012 and $21.0 million at December 31, 2011.

Gross gains of $1.9 million and gross losses of $0.02 million, resulting from sales of available-for-sale securities were realized during the nine month period ending September 30, 2011. The tax expense for net security gains for the nine month period ending September 30, 2011 was $0.6 million. There were no realized gains or losses from sales of available-for-sale securities for the three and nine month periods ending September 30, 2012 or the three month period ending September 30, 2011.

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments was $3.3 million at September 30, 2012 and $12.7 million at December 31, 2011, which was approximately 3 and 11 percent, respectively, of the Company’s available-for-sale investment portfolio at such dates. Based on evaluation of available evidence, including recent changes in market interest rates, credit rating information and information obtained from regulatory filings, management believes the declines in fair value for these securities are temporary. Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.

Securities with unrealized losses, aggregated by investment class and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2012 and December 31, 2011 are as follows ($’s in thousands):

September 30, 2012	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-Sale Securities:
Mortgage-backed securities	$2,379	$(5)	$654	$(5)	$3,033	$(10)
State and political subdivisions	-	-	252	(1)	252	(1)

	$2,379	$(5)	$906	$(6)	$3,285	$(11)

December 31, 2011	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-Sale Securities:
Mortgage-backed securities	$11,321	(56)	$844	$(63)	$12,165	$(119)
State and political subdivisions	501	(3)	-	-	501	(3)

	$11,822	$(59)	$844	$(63)	$12,666	$(122)

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

Categories of loans at September 30, 2012 and December 31, 2011 include:

($'s in thousands)	September 30,	December 31,
	2012	2011
Commercial	$76,101	$78,112
Commercial real estate	198,682	187,829
Agricultural	42,988	38,361
Residential real estate	85,727	87,656
Home Equity & Consumer	51,581	50,681
Leasing	207	216
Total loans	455,286	442,855
Less
Net deferred loan fees, premiums and discounts	(265)	(301)
Loans, net of unearned income	$455,021	$442,554
Allowance for loan losses	$(6,696)	$(6,529)

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

Commercial Real Estate including Construction

Commercial real estate loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is generally dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. The characteristics of properties securing the Company’s commercial real estate portfolio are diverse, but with geographic location almost entirely in the Company’s market area. Management monitors and evaluates commercial real estate loans based on collateral, geography and risk grade criteria. In general, the Company avoids financing single purpose projects unless other underwriting factors are present to help mitigate risk. In addition, management tracks the level of owner-occupied commercial real estate versus nonowner-occupied loans.

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

The following table presents the Company’s nonperforming loans at September 30, 2012 and December 31, 2011.

($'s in thousands)	September 30,	December 31,
	2012	2011
Commercial	$1,362	$2,393
Commercial real estate	448	1,456
Agricultural	3	-
Residential real estate	2,607	2,471
Home Equity & Consumer	829	580
Leasing	-	-

Total nonaccruing loans	5,249	6,900

Accruing Troubled Debt Restructures (TDR's)	1,735	1,334

Total Nonperforming Loans	$6,984	$8,234

The following tables present the activity in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method for the three and nine months ended September 30, 2012, and 2011.

		Commercial		Residential	Home Equity
($'s in thousands)	Commercial	Real Estate	Agricultural	Real Estate	& Consumer	Other	Unallocated	Total

ALLOWANCE FOR LOAN AND LEASE LOSSES

For the Three Months Ended
September 30, 2012
Beginning balance	$1,517	$3,020	$95	$1,047	$802	$136	$1	$6,618
Charge Offs	(79)	(180)	(10)	-	(25)	(8)	-	(301)
Recoveries	11	5	2	(2)	61	2	-	79
Provision	152	57	107	(18)	12	(9)	(1)	300
Ending Balance	$1,601	$2,902	$194	$1,027	$850	$121	$-	$6,696

For the Nine Months Ended
September 30, 2012
Beginning balance	$1,914	$2,880	$51	$956	$599	$139	$(10)	$6,529
Charge Offs	(284)	(279)	(10)	(65)	(366)	(24)	-	(1,028)
Recoveries	39	47	4	80	69	5	1	245
Provision	(68)	254	149	56	548	1	10	950
Ending Balance	$1,601	$2,902	$194	$1,027	$850	$121	$1	$6,696

Loans Receivable at September 30, 2012
		Commercial		Residential	Home Equity
	Commercial	Real Estate	Agricultural	Real Estate	& Consumer	Other	Unallocated	Total
Ending balance:
individually evaluated for impairment	$591	$-	$2	$311	$189	$-	$-	$1,093
Ending balance:
collectively evaluated for impairment	$1,010	$2,902	$192	$716	$661	$121	$1	$5,603
Loans:
Ending balance:
individually evaluated for impairment	$1,362	$849	$3	$2,756	$580	$-	$-	$5,550
Ending balance:
collectively evaluated for impairment	$74,739	$197,833	$42,985	$82,971	$51,001	$207	$-	$449,736

Allowance for loan and Lease Losses For the Three Months Ended		Commercial		Residential	Home Equity
September 30, 2011	Commercial	Real Estate	Agricultural	Real Estate	& Consumer	Other	Unallocated	Total
Beginning balance	$1,522	$3,444	$27	$894	$427	$99	$30	$6,444
Charge Offs	(11)	(352)	-	(72)	(87)	(5)	-	(527)
Recoveries	2	11	1	1	1	5	-	21
Provision	39	13	12	99	137	-	(3)	297
Ending Balance	$1,552	$3,116	$40	$922	$478	$99	$27	$6,235

		Commercial		Residential	Home Equity
($'s in thousands)	Commercial	Real Estate	Agricultural	Real Estate	& Consumer	Other	Unallocated	Total

For the Nine Months Ended
September 30, 2011
Beginning balance	$1,723	$3,774	$16	$643	$401	$128	$30	$6,715
Charge Offs	(607)	(1,560)	-	(238)	(350)	(4)	-	(2,759)
Recoveries	416	27	4	115	19	4	-	585
Provision	20	875	20	402	408	$(29)	(2)	1,694
Ending Balance	$1,552	$3,116	$40	$922	$478	$99	$28	$6,235

Loans Receivable at December 31, 2011
		Commercial		Residential	Home Equity
	Commercial	Real Estate	Agricultural	Real Estate	& Consumer	Other	Unallocated	Total
Ending balance:
individually evaluated for impairment	$1,017	$19	$5	$280	$212	$-	$-	$1,533
Ending balance:
collectively evaluated for impairment	$897	$2,861	$46	$676	$387	$139	$(10)	$4,996
Loans:
Ending balance:
individually evaluated for impairment	$3,283	$2,473	$5	$2,074	$543	$-	$-	$8,378
Ending balance:
collectively evaluated for impairment	$74,829	$185,356	$38,356	$85,582	$50,138	$216	$-	$434,477

Loans Receivable at September 30, 2011
		Commercial		Residential	Home Equity
	Commercial	Real Estate	Agricultural	Real Estate	& Consumer	Other	Unallocated	Total
Ending balance:
individually evaluated for impairment	$732	$429	$-	$153	$119	$-	$-	$1,433
Ending balance:
collectively evaluated for impairment	$820	$2,687	$40	$769	$359	$99	$28	$4,802
Loans:
Ending balance:
individually evaluated for impairment	$2,391	$2,675	$-	$1,311	$95	$-	$-	$6,472
Ending balance:
collectively evaluated for impairment	$70,231	$173,521	$38,601	$97,461	$47,949	$4,691	$-	$432,454

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

Loss (8): Loans are considered uncollectable and of such little value that continuing to carry them as assets on the Company’s financial statement is not feasible. Loans will be classified Loss when it is neither practical nor desirable to defer writing off or reserving all or a portion of a basically worthless asset, even though partial recovery may be possible at some time in the future.

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass (1-4) rated loans.

The following tables present the credit risk profile of the Company’s loan portfolio based on rating category and payment activity as of September 30, 2012 and December 31, 2011 ($’s in thousands).

September 30, 2012				Residential	Home Equity
	Commercial	Commercial RE	Agricultural	Real Estate	& Consumer	Other	Total
1-2	$778	$111	$117	$-	$-	$-	$1,006
3	22,761	59,652	9,135	74,690	46,599	24	212,861
4	49,753	125,311	33,699	6,355	3,553	183	218,854
Total Pass	73,292	185,074	42,951	81,045	50,152	207	432,721

5	66	9,905	-	1,507	501	-	11,979
6	1,490	3,160	34	860	119	-	5,663
7	1,253	543	3	2,315	809	-	4,923
8	-	-	-	-	-	-	-
Total	$76,101	$198,682	$42,988	$85,727	$51,581	$207	$455,286

December 31, 2011				Residential	Home Equity
	Commercial	Commercial RE	Agricultural	Real Estate	& Consumer	Other	Total
1-2	$909	$188	$152	$1,548	$127	$140	$3,064
3	24,375	62,506	13,203	78,122	43,814	-	222,020
4	48,004	110,633	24,950	1,576	6,095	76	191,334
Total Pass	73,288	173,327	38,305	81,246	50,036	216	416,418

5	610	9,703	5	1,666	72	-	12,056
6	2,037	3,358	51	1,834	92	-	7,372
7	2,177	1,441	-	2,910	481	-	7,009
8	-	-	-	-	-	-	-
Total	$78,112	$187,829	$38,361	$87,656	$50,681	$216	$442,855

The following tables present the Company’s loan portfolio aging analysis as of September 30, 2012 and December 31, 2011 ($’s in thousands).

	30-59 Days	60-89 Days	Greater Than	Total Past		Total Loans
September 30, 2012	Past Due	Past Due	90 Days	Due	Current	Receivable

Commercial	$4	$-	$612	$616	$75,485	$76,101
Commercial real estate	77	-	448	525	198,157	198,682
Agricultural	-	-	-	-	42,988	42,988
Residential real estate	123	221	1,434	1,778	83,949	85,727
Home Equity & Consumer	231	-	547	778	50,803	51,581
Leases	-	-	-	-	207	207
Loans & Leases	435	221	3,041	3,697	451,589	455,286
Loans held for sale	-	-	-	-	11,584	11,584

Total	$435	$221	$3,041	$3,697	$463,173	$466,870

	30-59 Days	60-89 Days	Greater Than	Total Past		Total Loans
December 31, 2011	Past Due	Past Due	90 Days	Due	Current	Receivable

Commercial	$58	$-	$2,334	$2,392	$75,720	$78,112
Commercial real estate	67	-	1,656	1,723	186,106	187,829
Agricultural	-	-	-	-	38,361	38,361
Residential real estate	412	784	569	1,765	85,891	87,656
Home Equity & Consumer	465	194	505	1,164	49,517	50,681
Leases	-	-	-	-	216	216
Loans & Leases	1,002	978	5,064	7,044	435,811	442,855

Loans held for sale	-	-	-	-	5,238	5,238

Total	$1,002	$978	$5,064	$7,044	$441,049	$448,093

All loans past due 90 days are systematically placed on nonaccrual status.

The following tables present impaired loan information as of and for the three and nine months ended September 30, 2012 and 2011, and as of the twelve months ended December 31, 2011:

		Unpaid
September 30, 2012	Recorded	Principal	Related
($'s in thousands)	Investment	Balance	Allowance
With no related allowance recorded:
Commercial	$418	$2,304	$-
Commercial Real Estate	849	1,893	-
Agricultural	-	-	-
Residential	1,271	1,282	-
Home Equity Consumer & Other	225	258	-
All Impaired Loans < $100,000	1,441	1,441	-
With a specific allowance recorded:
Commercial	944	944	591
Commercial Real Estate	-	-	-
Agricultural	3	3	2
Residential	1,485	1,538	311
Home Equity Consumer & Other	355	355	189
Totals:
Commercial	$1,362	$3,248	$591
Commercial Real Estate	$849	$1,893	$-
Agricultural	$3	$3	$2
Residential	$2,756	$2,820	$311
Home Equity Consumer & Other	$580	$613	$189
All Impaired Loans < $100,000	$1,441	$1,441	$-

	Nine Months Ended September 30, 2012		Three Months Ended September 30, 2012
	Average	Interest	Average	Interest
($'s in thousands)	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized

With no related allowance recorded:
Commercial	$2,568	$-	$2,071	$-
Commercial Real Estate	2,078	18	2,013	6
Agricultural	-	-	-	-
Residential	1,359	57	1,351	16
Home Equity Consumer & Other	393	11	388	4
All Impaired Loans < $100,000	1,441	-	1,441	-
With a specific allowance recorded:
Commercial	949	6	947	3
Commercial Real Estate	-	-	-	-
Agricultural	3	-	3	-
Residential	1,480	38	1,475	12
Home Equity Consumer & Other	365	13	362	5
Totals:
Commercial	$3,517	$6	$3,018	$3
Commercial Real Estate	$2,078	$18	$2,013	$6
Agricultural	$3	$-	$3	$-
Residential	$2,839	$95	$2,826	$28
Home Equity Consumer & Other	$758	$24	$750	$9
All Impaired Loans < $100,000	$1,441	$-	$1,441	$-

Twelve Months Ended		Unpaid
December 31, 2011	Recorded	Principal	Related
($'s in thousands)	Investment	Balance	Allowance
With no related allowance recorded:
Commercial	$1,206	$1,856	$-
Commercial Real Estate	1,061	2,149	-
Agricultural	-	-	-
Residential	581	581	-
Home Equity Consumer & Other	189	217	-
All Impaired Loans < $100,000	1,065	1,065	-
With a specific allowance recorded:
Commercial	2,077	3,787	1,017
Commercial Real Estate	1,412	2,827	19
Agricultural	5	5	5
Residential	1,493	1,596	280
Home Equity Consumer & Other	354	354	212
Totals:
Commercial	$3,283	$5,643	$1,017
Commercial Real Estate	$2,473	$4,976	$19
Agricultural	$5	$5	$5
Residential	$2,074	$2,177	$280
Home Equity Consumer & Other	$543	$571	$212
All Impaired Loans < $100,000	$1,065	$1,065	$-

September 30, 2011		Unpaid
($'s in thousands)	Recorded	Principal	Related
	Investment	Balance	Allowance
With no related allowance recorded:
Commercial & Industrial	$165	$515	$-
Commercial RE & Construction	504	1,367	-
Agricultural & Farmland	-	-	-
Residential Real Estate	438	485	-
Home Equity & Consumer	43	43	-
All Impaired Loans < $100,000	1,381	1,381	-
With a specific allowance recorded:
Commercial & Industrial	2,226	4,074	732
Commercial RE & Construction	2,171	3,260	480
Agricultural & Farmland	-	-	-
Residential Real Estate	873	1,081	221
Home Equity & Consumer	52	87	-
Totals:
Commercial & Industrial	$2,391	$4,589	$732
Commercial RE & Construction	$2,675	$4,627	$480
Agricultural & Farmland	$-	$-	$-
Residential Real Estate	$1,311	$1,567	$221
Home Equity & Consumer	$95	$130	$-
All Impaired Loans < $100,000	$1,381	$1,381	$-

	Nine Months Ended		Three Months Ended
September 30, 2011	Average	Interest	Average	Interest
($'s in thousands)	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
Commercial & Industrial	$210	$-	$210	$-
Commercial RE & Construction	700	-	504	-
Agricultural & Farmland	-	-	-	-
Residential Real Estate	531	17	525	5
Home Equity & Consumer	43	-	43	-
All Impaired Loans < $100,000	1,381	-	1,381	-
With a specific allowance recorded:
Commercial & Industrial	2,663	-	2,664	-
Commercial RE & Construction	3,121	13	3,133	4
Agricultural & Farmland	-	-	-	-
Residential Real Estate	1,106	22	1,120	8
Home Equity & Consumer	83	3	82	1
Totals:
Commercial & Industrial	$2,873	$-	$2,874	$-
Commercial RE & Construction	$3,821	$13	$3,637	$4
Agricultural & Farmland	$-	$-	$-	$-
Residential Real Estate	$1,637	$39	$1,645	$13
Home Equity & Consumer	$126	$3	$125	$1
All Impaired Loans < $100,000	$1,381	$-	$1,381	$-

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

TDR Concession Types

The Company’s standards relating to loan modifications consider, among other factors, minimum verified income requirements, cash flow analysis, and collateral valuations. Each potential loan modification is reviewed individually and the terms of the loan are modified to meet a borrower’s specific circumstances at a point in time. All loan modifications, including those classified as TDRs, are reviewed and approved. The types of concessions provided to borrowers include:

•	Interest rate reduction: A reduction of the stated interest rate to a nonmarket rate for the remaining original life of the debt. The Company also may grant interest rate concessions for a limited timeframe on a case by case basis.
•	Amortization or maturity date change beyond what the collateral supports, including any of the following:

(1)	Lengthens the amortization period of the amortized principal beyond market terms. This concession reduces the minimum monthly payment and increases the amount of the balloon payment at the end of the term of the loan. Principal is generally not forgiven.

(2)	Reduces the amount of loan principal to be amortized. This concession also reduces the minimum monthly payment and increases the amount of the balloon payment at the end of the term of the loan. Principal is generally not forgiven.

(3)	Extends the maturity date or dates of the debt beyond what the collateral supports. This concession generally applies to loans without a balloon payment at the end of the term of the loan. In addition, there may be instances where renewing loans potentially require non-market terms and would then be reclassified as TDRs.

•	Other: A concession that is not categorized as one of the concessions described above. These concessions include, but are not limited to: principal forgiveness, collateral concessions, covenant concessions, and reduction of accrued interest. Principal forgiveness may result from any TDR modification of any concession type.

The table below presents the activity of TDRs during the three and nine months ended September 30, 2012 and the twelve months ended December 31, 2011.

($'s in thousands)	Three Months Ended September 30, 2012
		Pre-Modification	Post-Modification
	Number of	Recorded	Recorded
	Contracts	Investment	Investment

Residential Real Estate	2	$60	$60

($'s in thousands)	Nine Months Ended September 30, 2012
		Pre-Modification	Post-Modification
	Number of	Recorded	Recorded
	Contracts	Investment	Investment

Residential Real Estate	10	$334	$334

($'s in thousands)	Twelve Months Ended December 31, 2011
		Pre-Modification	Post-Modification
	Number of	Recorded	Recorded
	Contracts	Investment	Investment

Residential Real Estate	14	$1,011	$1,011

Of the TDRs entered into during 2012, none had subsequently defaulted as of September 30, 2012. Redefaults are defined as loans that were performing TDRs that became 90 days or more past due post restructuring. The Company has specifically allocated $0.83 million of the $6.7 million in loan loss allowance to all TDR loans. All TDRs resulted from a reduction to a borrower’s rate or change in amortization. No principal reductions have been granted.

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

ASC 2011-08 – Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment.

The ASU amends Topic 350 to permit an entity the option to first assess qualitative factors to determine whether it is more likely than not (50% threshold) that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. Management anticipates this standard will have no material effect on Rurban’s Condensed Consolidated Financial Statements.

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

NOTE F — SEGMENT INFORMATION

As of and for the three months ended September 30, 2012

		Data		Total	Intersegment	Consolidated
Income statement information ($'s in thousands)	Banking	Processing	Other	Segments	Elimination	Totals

Net interest income (expense)	$5,869	$(17)	$(418)	$5,434		$5,434

Non-interest income - external customers	2,951	484	15	3,450		3,450

Non-interest income - other segments	67	233	68	368	(410)	(42)

Total revenue	8,887	700	(335)	9,252	(410)	8,842

Non-interest expense	6,068	735	290	7,093	(368)	6,725

Significant non-cash items:

Depreciation and amortization	239	59	1	299	-	299

Provision for loan losses	300	-	-	300	-	300

Income tax expense (benefit)	743	(11)	(218)	513	-	513

Segment profit (loss)	$1,776	$(24)	$(407)	$1,345	$(41)	$1,304

Balance sheet information

Total assets	$624,840	$2,518	$4,920	$632,278	$(2,073)	$630,205

Goodwill and intangibles	$17,729	$-	$-	$17,729	$-	$17,729

Premises and equipment expenditures	$(12)	$-	$-	$(12)	$-	$(12)

As of and for the three months ended September 30, 2011

		Data		Total	Intersegment	Consolidated
Income statement information ($'s in thousands)	Banking	Processing	Other	Segments	Elimination	Totals

Net interest income (expense)	$5,786	$(76)	$(325)	$5,385		$5,385

Non-interest income - external customers	1,719	748	8	2,475		2,475

Non-interest income - other segments	126	333	34	493	(493)	-

Total revenue	7,631	1,005	(283)	8,353	(493)	7,860

Non-interest expense	5,744	1,258	314	7,316	(493)	6,823

Significant non-cash items:

Depreciation and amortization	216	227	2	445	-	445

Provision for loan losses	297	-	-	297	-	297

Income tax expense (benefit)	429	(86)	(206)	137	-	137

Segment profit (loss)	$1,161	$(167)	$(391)	$603	$-	$603

Balance sheet information

Total assets	$618,000	$4,895	$5,885	$628,780	$(4,987)	$623,793

Goodwill and intangibles	$18,359	$381	$-	$18,740	$-	$18,740

Premises and equipment expenditures	$19	$104	$13	$136	$-	$136

As of and for the nine months ended September 30, 2012

		Data		Total	Intersegment	Consolidated
Income statement information ($'s in thousands)	Banking	Processing	Other	Segments	Elimination	Totals

Net interest income (expense)	$17,160	$(99)	$(1,450)	$15,611	$(34)	$15,577

Non-interest income - external customers	8,576	1,682	41	10,299		10,299

Non-interest income - other segments	227	1,298	182	1,707	(1,809)	(102)

Total revenue	25,963	2,881	(1,227)	27,617	(1,843)	25,774

Non-interest expense	18,598	2,461	954	22,012	(1,740)	20,272

Significant non-cash items:

Depreciation and amortization	701	233	7	941	-	941

Provision for loan losses	950	-	-	950	-	950

Income tax expense (benefit)	1,875	143	(756)	1,262	-	1,262

Segment profit (loss)	$4,540	$277	$(1,425)	$3,392	$(102)	$3,290

Balance sheet information

Total assets	$624,840	$2,518	$4,920	$632,278	$(2,073)	$630,205

Goodwill and intangibles	$17,729	$-	$-	$17,729	$-	$17,729

Premises and equipment expenditures	$940	$2	$-	$942	$-	$942

As of and for the nine months ended September 30, 2011

		Data		Total	Intersegment	Consolidated
Income statement information ($'s in thousands)	Banking	Processing	Other	Segments	Elimination	Totals

Net interest income (expense)	$16,622	$(232)	$(958)	$15,431		$15,431

Non-interest income - external customers	7,440	2,968	27	10,435		10,435

Non-interest income - other segments	226	1,054	109	1,389	(1,389)	0

Total revenue	24,288	3,790	(822)	27,256	(1,389)	25,867

Non-interest expense	18,377	4,121	1,172	23,670	(1,389)	22,281

Significant non-cash items:

Depreciation and amortization	661	676	7	1,344	-	1,344

Provision for loan losses	1,694	-	-	1,694	-	1,694

Income tax expense (benefit)	1,065	(112)	(452)	500	-	500

Segment profit (loss)	$3,151	$(219)	$(1,542)	$1,391	$-	$1,391

Balance sheet information

Total assets	$618,000	$4,895	$5,885	$628,780	$(4,987)	$623,793

Goodwill and intangibles	$18,359	$381	$-	$18,740	$-	$18,740

Premises and equipment expenditures	$509	$104	$13	$626	$-	$626

NOTE G – DERIVATIVE FINANCIAL INSTRUMENTS

Risk Management Objective of Using Derivatives

The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company manages its exposures to a wide variety of business and operational risks primarily through management of its core business activities. The Company manages economic risks, including interest rate, liquidity and credit risk, primarily by managing the amount, sources and duration of its assets and liabilities and through the use of derivative financial instruments. Specifically, the Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. The Company’s derivative financial instruments are used to manage differences in the amount, timing and duration of the Company’s known or expected cash payments principally related to certain variable-rate assets.

Non-designated Hedges

The Company does not use derivatives for trading or speculative purposes. Derivatives not designated as hedges are not speculative and result from a service the Company provides to certain customers. The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. Those interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. As of September 30, 2012, the notional amount of customer-facing swaps was approximately $4.33 million. This amount is offset with third party counterparties, as described above.

The Company has minimum collateral posting thresholds with its derivative counterparties. As of September 30, 2012, the Company had posted cash as collateral in the amount of $100,000.

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of the Company’s derivative financial instruments, as well as their classification on the Balance Sheet, as of September 30, 2012. The Company had no derivative instruments at December 31, 2011. ($’s in thousands)

	Asset Derivatives		Liability Derivatives
	September 30, 2012		September 30, 2012
	Balance Sheet	Fair	Balance Sheet	Fair
	Location	Value	Location	Value
Derivatives not designated as hedging instruments:
Interest rate contracts	Other Assets	$171	Other Liabilities	$171

Effect of Derivative Instruments on the Income Statement

The Company’s derivative financial instruments had no net effect on the Income Statements for the three and nine months ended September 30, 2012. The Company had no derivative financial instruments during the 2011 periods.

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

The following table presents the fair value measurements of assets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2012 and December 31, 2011.

($'s in thousands)	Fair Values at	Fair Value Measurements Using:
Description	9/30/2012	Level 1	Level 2	Level 3
Available-for-Sale Securities:
U.S. Treasury and Government Agencies	$13,113	$-	$13,113	$-
Mortgage-backed securities	65,453	-	65,453	-
State and political subdivisions	18,470	-	18,470	-
Money Market Mutual Fund	4,188	4,188	-	-
Equity securities	23	-	23	-
Interest rate contracts	171	-	171	-

($'s in thousands)	Fair Values at	Fair Value Measurements Using:
Description	12/31/2011	Level 1	Level 2	Level 3
Available-for-Sale Securities:
U.S. Treasury and Government Agencies	$25,424	$-	$25,424	$-
Mortgage-backed securities	67,698	-	67,698	-
State and political subdivisions	16,793	-	16,793	-
Money Market Mutual Fund	2,040	2,040	-	-
Equity securities	23	-	23	-

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

Impaired Loans (Collateral-dependent)

Loans for which it is probable the Company will not collect all principal and interest due according to contractual terms are measured for impairment. If the impaired loan is collateral dependent, then the fair value method of measuring the amount of impairment is utilized. This method requires obtaining an independent appraisal of the collateral and applying a discount factor to the value based on the Company’s loan review policy. All impaired loans held by the Company were collateral dependent at September 30, 2012 and December 31, 2011.

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

The following table presents the fair value measurements of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fell at September 30, 2012 and December 31, 2011 ($’s in thousands):

($'s in thousands)	Fair Values at	Fair Value Measurements Using:
Description	9/30/2012	Level 1	Level 2	Level 3
Impaired loans	$4,386	$-	$-	$4,386
Mortgage servicing rights	3,346	-	-	3,346
Foreclosed assets	1,988	-	-	1,988

($'s in thousands)	Fair Values at	Fair Value Measurements Using:
Description	12/31/2011	Level 1	Level 2	Level 3
Impaired loans	$5,575	$-	$-	$5,575
Mortgage servicing rights	2,820	-	-	2,820
Foreclosed assets	877	-	-	877
Software	159	-	-	159

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements.

	Fair Value at	Valuation		Range (Weighted
($'s in thousands)	9/30/2012	Technique	Unobservable Inputs	Average)

Collateral-dependent impaired loans	$4,386	Market comparable properties	Comparability adjustments (%)	Not available

Foreclosed assets	1,988	Market comparable properties	Marketability discount	10.0%

Mortgage servicing rights	3,346	Discounted cash flow	Discount Rate	8.5%
			Constant prepayment rate	18.3%
			P&I earnings credit	0.22%
			T&I earnings credit	0.86%
			Inflation for cost of servicing	1.5%

There were no changes in the inputs or methodologies used to determine fair value at September 30, 2012 as compared to December 31, 2011.

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

Cash and Cash Equivalents, Federal Reserve and Federal Home Loan Bank Stock and Accrued Interest Payable and Receivable

The carrying amount approximates the fair value.

Loans

The estimated fair value for loans receivable, including loans held for sale, net, is based on estimates of the rate State Bank would charge for similar loans at September 30, 2012 and December 31, 2011, applied for the time period until the loans are assumed to re-price or be paid.

Deposits & Other Borrowings

Deposits include demand deposits, savings accounts, NOW accounts and certain money market deposits. The carrying amount approximates the fair value. The estimated fair value for fixed-maturity time deposits, as well as borrowings, is based on estimates of the rate State Bank could pay on similar instruments with similar terms and maturities at September 30, 2012 and December 31, 2011.

The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. The estimated fair values for other financial instruments and off-balance-sheet loan commitments approximate cost at September 30, 2012 and December 31, 2011 and are not considered significant to this presentation.

September 30, 2012	Carrying	Fair Value Measurments Using
$'s in thousands	Amount	(Level 1)	(Level 2)	(Level 3)

Financial assets
Cash and cash equivalents	$10,289	$10,289	$-	$-
Loans held for sale	11,584	-	11,896	-
Loans, net of allowance for loan losses	448,325	-	-	453,903
Federal Reserve and FHLB Bank stock	3,748	-	3,748	-
Accrued interest receivable	1,832	-	1,832	-

Financial liabilities
Deposits	$515,250	$-	$518,733	$-
Short-term borrowings	13,735	-	13,735	-
Notes payable	1,975	-	2,279	-
FHLB advances	18,500	-	18,859	-
Trust preferred securities	20,620	-	9,571	-
Accrued interest payable	4,223	-	4,223	-

December 31, 2011	Carrying	Fair Value Measurments Using
$'s in thousands	Amount	(Level 1)	(Level 2)	(Level 3)

Financial assets
Cash and cash equivalents	$14,846	$14,846	$-	$-
Loans held for sale	5,238	-	5,334	-
Loans, net of allowance for loan losses	436,025	-	-	443,727
Federal Reserve and FHLB Bank stock, at cost	3,685	-	3,685	-
Interest receivable	1,635	-	1,635	-

Financial liabilities
Deposits	$518,765	$-	$521,654	$-
Short-term borrowings	18,779	-	18,903	-
Notes payable	2,788	-	2,815	-
Federal Home Loan Bank advances	12,776	-	13,149	-
Trust preferred securities	20,620	-	8,320	-
Interest payable	2,954	-	2,954	-

NOTE I: DEBT COVENANT

Pursuant to a covenant contained in a loan agreement between the Company and First Tennessee Bank, National Association (“FTB”), the Company’s Banking Subsidiary, State Bank, must maintain certain performance ratios, including a minimum Tier 1 Capital to average assets ratio of 7.5 percent, a year-to-date return on assets (ROA) of 50 basis points and a nonperforming asset ratio (calculated as non-performing loans plus OREO divided by total assets) of less than 2.25 percent. In addition, the issuance of any regulatory order would constitute a covenant violation.

At September 30, 2012, State Bank’s compliance with the loan covenants were as follows: Tier 1 capital to average assets was 8.6 percent, year-to-date ROA was 96 basis points and the nonperforming asset ratio was 1.48 percent. On March 9, 2010, a consent order was issued for RDSI which is still in place as of September 30, 2012. FTB agreed to waive this non-financial covenant violation and enter into a new agreement which requires full payout of the obligation by October 31, 2013. As of September 30, 2012, the outstanding balance of this obligation was $938 thousand.

NOTE J: RESTRICTED STOCK PLAN

On August 14, 2012, the Board of Directors of Rurban Financial Corp. (the "Company") approved the creation of the Rurban Financial Corp. and Affiliates Incentive Compensation Plan (the "Incentive Plan"). The purposes of the Incentive Plan are to increase Company performance and shareholder return, link executive interests with those of shareholders, create executive ownership and provide a valuable retention tool for top executives and high performing officers. Any key employee of the Company who holds the position of Senior Vice President or higher, including the following named executive officers: Mark A. Klein, Anthony V. Cosentino and Jonathan R. Gathman, are eligible to participate. Under the Incentive Plan, employees who are designated as participants by the Compensation Committee are given the opportunity to earn awards of incentive compensation if the Company achieves various performance objectives established by the Compensation Committee.

Restricted shares granted as payment of the 2012 Incentive Award, if any, will vest ratably over the four-year period following the payment date, subject to the named executive officer's continued employment through each vesting date. If a name executive officer terminates employment with the Company or a subsidiary during this vesting period other than due to death, disability, retirement or the occurrence of a change in control (as those terms are defined in the Stock Incentive Plan), any unvested restricted shares will be forfeited. No shares have been awarded under this plan as of September 30, 2012.

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

On August 5, 2010, the Company notified the trustees of the Capital Securities of the Company’s election to defer (a) the quarterly interest payments on the RST II Capital Securities, beginning on September 15, 2010 and extending through September 15, 2012, and (b) the semi-annual interest payments on the RST I Capital Securities, beginning on September 7, 2010 and extending through September 7, 2012. During any interest deferral period, the trust preferred indentures prohibit the Company from paying common stock dividends or repurchasing shares of common stock. On October 18, 2012, the Company paid all outstanding deferred interest to bring all trust preferred payments current. As a result, the restrictions on dividends and repurchases will no longer be effective as of March 7, 2013.

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

Recent Developments regarding RDSI

On March 9, 2011, Rurban and its wholly-owned nonbank data services subsidiary, RDSI, entered into a Consent Order (the “Consent Order”) with the Board of Governors of the Federal Reserve System (the “FRB”) that directs RDSI to take certain actions to strengthen its financial condition and operations. Rurban’s banking subsidiary, State Bank, is not a party to the Consent Order.

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

Nine Months Ended September 30, 2012 compared to Nine Months Ended September 30, 2011

Net Income: Net income for the nine months ended September 30, 2012 was $3.29 million or $0.68 per diluted share, compared to a net income of $1.39 million, or $0.29 per diluted share, for the nine months of 2011. For the nine months ended September 30, 2012, the Banking Group (consisting primarily of State Bank), had net income of $4.54 million which is up 44 percent from the net income of $3.15 million from the comparable 2011 period. RDSI reported year to date net income of $277 thousand compared to a net loss of $219 thousand for the year ago first nine months.

Provision for Loan Losses: The year to date provision for loan losses was $0.95 million compared to $1.70 million for the prior period. The lower provision reflects the improving quality of State Bank’s loan portfolio and slower migration of problem credits to non-performing status, as well as a recovering economy. As of September 30, 2012, the allowance for loan losses stood at $6.70 million, or 1.47 percent of total loans, compared to 1.42 percent at September 30, 2011. The Company’s non-performing assets (“NPAs”) at September 30, 2012 were $9.40 million, down $1.21 million, or 11.4 percent, since September 30, 2011. At the 2012 third quarter-end, non-performing assets were 1.49 percent of total assets compared to 1.70 percent at September 30, 2011.

Asset Quality Review	September 30,	December 31,	September 30,
($’s in Thousands)	2012	2011	2011
Net charge-offs	$784	$2,180	$2,175
Non-accruing loans	$5,249	$6,900	$7,331
Trouble Debt Restructures	$1,735	$1,334	$1,311
Non-performing loans	$6,984	$8,234	$8,642
OREO / OAO	$2,415	$1,830	$1,970
Non-performing assets	$9,399	$10,064	$10,612
Non-performing assets / Total assets	1.49%	1.60%	1.70%
Allowance for loan losses / Total loans	1.47%	1.48%	1.42%
Allowance for loan losses / Non-performing loans	95.9%	79.3%	72.1%

Consolidated Revenue: Total revenue, consisting of net interest income and noninterest income, was $25.8 million for the nine months ended September 30, 2012, a decrease of $0.1 million, or 0.40 percent, from the $25.9 million generated during the first nine months of 2011.

Net interest income was $15.6 million, which is an increase of $0.1 million from the prior year. The Company had a $1.07 million increase in earning assets, which was bolstered by a 25 basis point reduction in the rate paid on interest bearing liabilities. The net interest margin was 3.77 percent, down 2 basis points when compared to the prior year.

Noninterest income was $10.2 million for the nine months ended September 30, 2012, compared to $10.4 million for the prior year period. Mortgage refinancing has provided Rurban with a sizable opportunity for diversification and growth of fee income. State Bank originated $238.9 million of mortgage loans in the first nine months of 2012. These originations and subsequent sales resulted in $4.15 million of gains, which compares to gains of $2.09 million for the first nine months of 2011. The 98.4 percent increase in gains from mortgage sales in 2012 reflect the combined impact of a 90 percent increase in mortgages sold and a 7 basis point, or 3.90 percent, increase in the spread to 1.87 percent, compared to the year-earlier period spread of 1.80 percent. The prior year was impacted by a $1.9 million gain from the sale of securities. Data service fees are down $1.2 million from the prior year first nine months due to the loss of clients at RDSI.

Consolidated Noninterest Expense: Noninterest expense for the first nine months of 2012 was $20.3 million, compared to $22.3 million for the prior-year. Since the prior year, the Company has reduced employee headcount by 16, or 7 percent, from 215 employees at September 30, 2011 to 199 employees at September 30, 2012. Significant contributing factors outside of compensation expenses were reductions in FDIC premiums, professional fees and postage and delivery expenses from RDSI. The FDIC premiums will continue to be reduced from the prior year due to the Company’s improvement in regulatory risk rating. With the continued loss of RDSI clients, postage expenses will be reduced further. The prior year was impacted by a $1.1 million prepayment penalty from the early retirement of FHLB and REPO advances.

Income Taxes: Income taxes for the first nine months of 2012 were $1.26 million, compared to $0.5 million for the first nine months of 2011. The increase was due primarily to the increase in pre-tax income compared to the prior year.

Three Months Ended September 30, 2012 compared to Three Months Ended September 30, 2011

Net Income: Net income for the third quarter of 2012 was $1.30 million, or $0.27 per diluted share, compared to net income of $0.60 million, or $0.12 per diluted share, for the third quarter of 2011. For the quarter, the Banking Group (consisting primarily of State Bank), had net income of $1.78 million, which is up 53.0 percent compared to the net income of $1.16 million from the year ago third quarter. RDSI reported a net loss of $24 thousand compared to a net loss of $167 thousand from the year ago third quarter.

Provision for Loan Losses: The third quarter provision for loan losses was $0.30 million compared to $0.30 million for the year-ago quarter. Charge-offs for the quarter were $0.22 million compared to $0.51 million for the year-ago quarter. Total delinquent loans ended the quarter at $3.7 million, which is down $3.1 million, or 45.4 percent, from the prior year.

Consolidated Revenue: Total revenue, consisting of net interest income and noninterest income, was $8.84 million for the third quarter of 2012, an increase of $0.98 million, or 12.5 percent, from the $7.86 million generated during the 2011 third quarter.

Net interest income was $5.43 million, which is up slightly from the prior year third quarter’s $5.39 million. The Company’s earning assets increased $13.4 million, but this was offset by 7 basis point decrease in the net interest margin. The net interest margin for the third quarter of 2012 was 3.91 percent.

Noninterest income was $3.41 million for the 2012 third quarter compared to $2.48 million for the prior year period. Excluding data service fees, which are contributed by RDSI, the remaining noninterest income is generated by the Banking Group. RDSI fees continue to trail the prior year due to client losses.

Mortgage origination activity continued at a high level in the third quarter of 2012. State Bank originated $90.7 million of mortgage loans in the third quarter of 2012. These third quarter 2012 originations and subsequent sales resulted in $1.57 million of gains, which compares to gains of $1.10 million for the third quarter of 2011. Compared to the prior year third quarter, total originations are up $21.7 million and sales have increased by $25.4 million. Net mortgage banking revenue was up $1.1 million due to the large OMSR impairment in the prior year and higher loan sales in the current year.

Consolidated Noninterest Expense: Noninterest expense for the third quarter of 2012 was $6.73 million, compared to $6.82 million in the prior-year third quarter. Compared to the prior year, Rurban has decreased FDIC expense by 37 percent due to improvement in the Bank’s risk rating. Also, expense reductions from personnel and RDSI have been offset by higher expense levels due to our increased mortgage origination activity.

Income Taxes: Income taxes for the third quarter of 2012 were $0.51 million compared to $0.14 million for the third quarter of 2011. The increase was due primarily to the increase in pre-tax income compared to the prior year.

Changes in Financial Condition

Total assets at September 30, 2012 were $630.2 million, an increase of $1.54 million or 0.25 percent since 2011 year end. Total loans, net of unearned income, were $455.0 million as of September 30, 2012, up $12.5 million from year end, an increase of 2.82 percent.

Total deposits at September 30, 2012 were $515.3 million, a decrease of $3.52 million as compared to December 2011 balances. Borrowed funds, (notes payable, FHLB advances, and REPOs) totaled $34.2 million at September 30, 2012. This is down slightly from the prior year end when borrowed funds totaled $34.3 million. Total equity for the Company now stands at 8.24 percent of total assets, which is up 8.1 percent from the December 31, 2011 level of 7.62 percent. Total equity has grown by $4.0 million from year end due primarily to net income growth and the increase in unrealized gains on available for sale securities.

Capital Resources

At September 30, 2012, actual capital levels and minimum required levels were as follows ($’s in thousands):

	Actual		Minimum Required For Capital Adequacy Purposes		Minimum Required To Be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital (to risk weighted assets)
Consolidated	$55,951	11.9%	$37,716	8.0%	$-	N/A
State Bank	$58,077	12.4%	37,387	8.0%	$46,734	10.0%

Both the Company and State Bank were categorized as well capitalized at September 30, 2012.

LIQUIDITY

Liquidity relates primarily to the Company’s ability to fund loan demand, meet deposit customers’ withdrawal requirements and provide for operating expenses. Assets used to satisfy these needs consist of cash and due from banks, federal funds sold, interest-earning deposits in other financial institutions, securities available-for-sale and loans held for sale. These assets are commonly referred to as liquid assets. Liquid assets were $123.1 million at September 30, 2012, compared to $132.1 million at December 31, 2011.

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

The Company’s commercial real estate, first mortgage residential and multi-family mortgage portfolio of $284.4 million at September 30, 2012 and $275.5 million at December 31, 2011, which can and has been used to collateralize borrowings, is an additional source of liquidity. Management believes the Company’s current liquidity level, without these borrowings, is sufficient to meet its liquidity needs. At September 30, 2012, all eligible commercial real estate, first mortgage residential and multi-family mortgage loans were pledged under an FHLB blanket lien.

The cash flow statements for the periods presented provide an indication of the Company’s sources and uses of cash, as well as an indication of the ability of the Company to maintain an adequate level of liquidity. A discussion of the cash flow statements for the nine months ended September 30, 2012 and 2011 follows.

The Company experienced positive cash flows from operating activities for the nine months ended September 30, 2012 and September 30, 2011. Net cash provided in operating activities was $2.6 million for the nine months ended September 30, 2012 and $6.6 million for the nine months ended September 30, 2011. Highlights for the current year include $237.8 million in proceeds from the sale of loans, which is up $102.1 million from the prior year. Originations of loans held for sale was a use of cash of $242.3 million, which is also up from the prior year, by $107.2 million. For the year, there was a net recapture of OMSR impairment of $0.1 million.

The Company experienced negative cash flows from investing activities for the nine months ended September 30, 2012 and positive cash flows for the nine months ended September 30, 2011. Net cash flows used in investing activities was $3.5 million for the nine months ended September 30, 2012 and cash provided was $15.3 million for the nine months ended September 30, 2011. Highlights for the current period include $24.0 million in purchases of available-for-sale securities, which is down $12.7 million from the prior year. These cash payments were offset by $34.7 million in proceeds from maturities of securities, which is an increase of $13.5 million from the prior year. The prior year cash flow was driven by the investment sales related to the Company’s deleveraging of the balance sheet in June of 2011. During the first quarter of 2011, the Company terminated several life insurance policies on retired executives and realized a cash inflow of $1.4 million. The Company experienced a $14.3 million increase in loans, which is down $1.5 million from the prior year change. Sales of foreclosed assets provided cash of $1.4 million for the nine months ended September 30, 2011.

The Company experienced negative cash flows from financing activities for the nine months ended September 30, 2012 and September 30, 2011. Net cash flow used in financing activities was $3.6 million for the nine months ended September 30, 2012 and $38.6 million for the nine months ended September 30, 2011. Highlights for the current period include a $15.7 million increase in transaction deposits for the nine months ended September 30, 2012, which compares very favorably with an $8.1 million decrease in transaction deposits for the nine months ended September 30, 2011. Certificates of deposit declined by $19.2 million in the current year compared to an increase of $6.8 million for the prior year. Repurchase agreements decreased $5.0 million for the nine months ended September 30, 2012, compared to a decrease of $27.0 million for the nine months ended September 30, 2011.

ALCO uses an economic value of equity (“EVE”) analysis to measure risk in the balance sheet incorporating all cash flows over the estimated remaining life of all balance sheet positions. The EVE analysis calculates the net present value of the Company’s assets and liabilities in rate shock environments that range from -400 basis points to +400 basis points. The likelihood of a decrease in rates as of September 30, 2012 and December 31, 2011 was considered to be remote given the current interest rate environment and therefore, was not included in this analysis. The results of this analysis are reflected in the following tables for September 30, 2012 and December 31, 2011.

September 30, 2012 Economic Value of Equity ($’s in thousands)
Change in Rates	$ Amount	$ Change	% Change
+400 basis points	113,685	23,812	26.50%
+300 basis points	110,075	20,202	22.48%
+200 basis points	105,440	15,568	17.32%
+100 basis points	99,166	9,293	10.34%
Base Case	89,873	-	-

December 31, 2011 Economic Value of Equity ($’s in thousands)
Change in Rates	$ Amount	$ Change	% Change
+400 basis points	112,424	19,890	21.49%
+300 basis points	110,164	17,630	19.05%
+200 basis points	106,833	14,299	15.45%
+100 basis points	101,331	8,796	9.51%
Base Case	92,534	-	-

Off-Balance-Sheet Borrowing Arrangements:

Significant additional off-balance-sheet liquidity is available in the form of FHLB advances and unused federal funds lines from correspondent banks. Management expects the risk of changes in off-balance-sheet arrangements to be immaterial to earnings.

The Company’s commercial real estate, first mortgage residential and multi-family mortgage portfolios of $284.4 million have been pledged to meet FHLB collateralization requirements as of September 30, 2012. Based on the current collateralization requirements of the FHLB, the Company had approximately $19.0 million of additional borrowing capacity at September 30, 2012. The Company also had $27.3 million in unpledged securities that may be used to pledge for additional borrowings.

At September 30, 2012, the Company had unused federal funds lines totaling $11.5 million, with a zero balance outstanding.

The Company’s contractual obligations as of September 30, 2012 were comprised of long-term debt obligations, other debt obligations, operating lease obligations and other long-term liabilities. Long-term debt obligations are comprised of FHLB Advances of $18.5 million. Other debt obligations are comprised of Trust Preferred securities of $20.6 million and Notes Payable of $1.98 million. The operating lease obligations consist of a lease on the RDSI-North building of $162 thousand per year and a lease on the DCM-Lansing facility of $105 thousand per year. Total time deposits at September 30, 2012 were $202.3 million, of which $99.9 million matures beyond one year.

Also, as of September 30, 2012, the Company had commitments to sell mortgage loans totaling $31.5 million. The Company believes that it has adequate resources to fund commitments as they arise and that it can adjust the rate on savings certificates to retain deposits in changing interest rate environments. If the Company requires funds beyond its internal funding capabilities, advances from the FHLB of Cincinnati and other financial institutions are available.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended September 30, 2012, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of Common Shares

The Company did not have any repurchases of common shares during the three and nine months ended September 30, 2012.

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

RURBAN FINANCIAL CORP.

Date: November 7, 2012	By	/s/ Mark A. Klein
Mark A. Klein
President & Chief Executive Officer

By	/s/ Anthony V. Cosentino
Anthony V. Cosentino
Executive Vice President &
Chief Financial Officer

