Form 10-K
period 2012-12-31
RURBAN FINANCIAL CORP
filed 2013-03-12
CIK 767405

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012

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

Large Accelerate Filer ☐      Accelerated Filer ☐      Non-Accelerated Filer ☐      Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

The aggregate market value of the common shares of the registrant held by non-affiliates computed by reference to the price at which the common shares were last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $34.0 million.

The number of common shares of the registrant outstanding at March 12, 2013 was 4,875,179.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s 2012 Annual Report are incorporated by reference in Part II of this Annual Report on Form 10-K.

Portions of the Registrant’s definitive Proxy Statement for its Annual Meeting of Shareholders to be held on April 24, 2013 are incorporated by reference into Part III of this Annual Report on Form 10-K.

RURBAN FINANCIAL CORP.

2012 ANNUAL REPORT ON FORM 10-K

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

Through its direct and indirect subsidiaries, The State Bank and Trust Company (“State Bank”),  RFCBC, Inc. (“RFCBC”), Rurbanc Data Services, Inc. dba RDSI Banking Systems (“RDSI”), Rurban Mortgage Company (“RMC”), Rurban Investments, Inc. (“RII”), SBT Insurance, LLC (“SBI”), Rurban Statutory Trust I (“RST I”), and Rurban Statutory Trust II (“RST II”), the Company is engaged in a variety of activities, including commercial banking, item processing, and trust and financial services, as explained in more detail below.  State Bank owns all of the outstanding stock of Rurban Mortgage Company (“RMC”), Rurban Investments Inc. (“RII”) and SBT Insurance, LLC (“SBI”).

General Description of Holding Company Group

State Bank

State Bank is an Ohio state-chartered bank, which offers a full range of commercial banking services, including checking accounts, savings accounts, money market accounts and time certificates of deposit; automatic teller machines; commercial, consumer, agricultural and residential mortgage loans; personal and corporate trust services; commercial leasing; bank credit card services; safe deposit box rentals; Internet and telephone banking; and other personalized banking services.  The trust and financial services division of State Bank offers various trust and financial services, including asset management services for individuals and corporate employee benefit plans, as well as brokerage services through Cetera Financial Group.  State Bank presently operates nineteen banking centers, all located within the Ohio counties of Allen, Defiance, Fulton, Lucas, Paulding, Wood and Williams, and one located in Allen County, Indiana.  State Bank also presently operates three Loan Production Offices, two in Franklin County, Ohio and one in Steuben County, Indiana.  At December 31, 2012, State Bank had 184 full-time equivalent employees.

RFCBC

RFCBC is an Ohio corporation and wholly owned subsidiary of the Company that was incorporated in August 2004.  RFCBC operates as a loan subsidiary in servicing and working out problem loans.  At December 31, 2012, RFCBC had no employees.

RDSI

RDSI has been in operation since 1964 and became an Ohio corporation in June 1976.  RDSI has one operating location in Defiance, Ohio. In September 2006, RDSI acquired Diverse Computer Marketers, Inc. (“DCM”) which was merged into RDSI effective December 31, 2007 and now operates as a division of RDSI doing business as “DCM”.  DCM has one operating location in Lansing, Michigan.

RDSI provides item processing and related services to community banks located in Illinois, Indiana, Michigan and Ohio.  At December 31, 2012, RDSI had 16 full-time equivalent employees.

RMC
RMC is an Ohio corporation and wholly owned subsidiary of State Bank. RMC is a mortgage company; however, it is presently inactive.  At December 31, 2012, RMC had no employees.

RII

RII is a Delaware corporation and wholly owned subsidiary of State Bank.  RII is an investment company that engages in the purchases and sale of investments.  At December 31, 2012, RII had no employees.

SBI

SBI is an Ohio corporation and wholly owned subsidiary of State Bank.  SBI is an insurance company that engages in the sale of insurance products to retail and commercial customers of State Bank.  At December 31, 2012, SBI had no employees.

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

State Bank’s competition for deposits comes from other commercial banks, savings associations, money market funds and credit unions as well as from insurance companies and securities brokerage firms.  The primary factors in competing for deposits are interest rates paid on deposits, account liquidity and convenience of office location.  State Bank operates in the highly competitive trust services field and its competition consists primarily of other bank trust departments.

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

The Federal Home Loan Banks (“FHLBs”) provide credit to their members in the form of advances.  As a member of the FHLB of Cincinnati, State Bank must maintain certain minimum investments in the capital stock of the FHLB of Cincinnati.  State Bank was in compliance with these requirements at December 31, 2012.

Dividends

On January 27, 2010, the Company announced that it had elected to suspend payment of quarterly cash dividends.  There can be no assurance as to the amount of dividends which may be declared in future periods with respect to the common shares of the Company, since such dividends are subject to the discretion of the Company’s Board of Directors, cash needs, general business conditions, dividends from the Company’s subsidiaries and applicable governmental regulations and policies.

The ability of the Company to obtain funds for the payment of dividends and for other cash requirements is largely dependent on the amount of dividends that may be declared by its subsidiaries.  State Bank may not pay dividends to the Company if, after paying such dividends, it would fail to meet the required minimum levels under the risk-based capital guidelines and the minimum leverage ratio requirements.  State Bank must obtain the approval of the Federal Reserve Board and the Ohio Division of Financial Institutions if a dividend in any year would cause the total dividends for that year to exceed the sum of the current year’s net profits and the retained net profits for the preceding two years, less required transfers to surplus.  At December 31, 2012, State Bank had $4.3 million of excess earnings over the preceding three years.

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

●
limit the extent to which a bank or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10% of the bank’s capital stock and surplus (i.e., tangible capital);

●	limit the extent to which a bank or its subsidiaries may engage in “covered transactions” with all affiliates to 20% of the bank’s capital stock and surplus; and
●	require that all covered transactions be on terms substantially the same, or at least as favorable to the bank or subsidiary, as those provided to nonaffiliated customers.

The term “covered transaction” includes the making of loans, purchase of assets, issuance of guarantees and similar types of transactions.

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

In November 2007, the U.S. federal regulatory agencies adopted a definitive final rule for implementing new capital standards, referred to as “Basel II,” which applied only to organizations with assets of at least $250 billion or on-balance sheet foreign exposures of at least $10 billion. The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2012 (the “Dodd-Frank Act”) requires the Federal Reserve Board, the OCC and the FDIC to adopt regulations imposing a continuing “floor” of the Basel I-based capital requirements in cases where any future changes in capital regulations would permit lower requirements. In December 2010, the Federal Resrve Board, the OCC and the FDIC issued a joint notice of proposed rulemaking that would implement this requirement for banks and bank holding companies larger than the Company and State Bank.

In December 2010, the Basel Committee released its final framework for strengthening international capital and liquidity regulation, now officially identified by the Basel Committee as “Basel III”. Basel III, when implemented by the U.S. banking agencies and fully phased-in, will require bank holding companies and their bank subsidiaries to maintain substantially more capital, with a greater emphasis on common equity. However, the U.S. federal regulatory agencies are considering to the extent to which Basel III principles will be applied to smaller bank holding companies and banks, such as the Company and State Bank.

During the second quarter of 2012, the federal bank regulatory agencies jointly issued three notices of proposed rulemaking (“NPRs”) that would revise and replace the agencies’ current capital rules. The impact of these NPRs, if adopted, would result in higher risk-based and leverage capital requirements consistent with Basel III. Most of the provisions contained within the NPRs would be phased-in over periods ranging from 3 to 10 years. As proposed, the NPRs were to be implemented by January 1, 2013. However, the regulatory agencies have delayed implementation. Management continues to evaluate the potential impact of the NPRs to ensure that capital levels at both the Company and State Bank remain higher than the amounts needed to be considered “well capitalized”. However, the final regulations ultimately applicable to the Company and State Bank may be substantially different from those contemplated in the NPRs.

The Company’s management believes that the Company and State Bank, at year end 2012, satisfied all requirements to be deemed “well capitalized”.

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

On February 7, 2011, the FDIC approved a final rule that changed the deposit insurance assessment base, as required by the Dodd-Frank Act, effective beginning with the second quarter of 2011. As adopted, the final rule changed the deposit insurance assessment base from domestic deposits to average assets minus average tangible equity. In addition, the final rule also adopted a new large-bank pricing assessment scheme and established a target size for the Deposit Insurance Fund.

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

Consumer Financial Protection Bureau

The Dodd-Frank Act established the Consumer Financial Protection Bureau (the “CFPB”), which regulates consumer financial products and services and certain financial services providers. The CFPB is authorized to prevent unfair, deceptive and abusive acts or practices and seeks to ensure consistent enforcement of laws so that consumers have access to fair, transparent and competitive markets for consumer financial products and services. The CFPB has rulemaking and interpretive authority.

Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010

The Dodd-Frank Act was enacted into law on July 21, 2010.  The Dodd-Frank Act is significantly changing the regulation of financial institutions and the financial services industry.  Because the Dodd-Frank Act requires various federal agencies to adopt a broad range of regulations with significant discretion, many of the details of the new law and the effects they will have on the Company will not be known for months and even years.

Among the provisions already implemented pursuant to the Dodd-Frank Act, the following provisions have or may have an effect on the business of the Corporation and its subsidiaries:

●	the CFPB has been formed with broad powers to adopt and enforce consumer protection regulations;

●	the federal law prohibiting the payment of interest on commercial demand deposit accounts was eliminated effective July 21, 2011;

●	the standard maximum amount of deposit insurance per customer was permanently increased to $250,000;

●	the assessment base for determining deposit insurance premiums has been expanded from domestic deposits to average assets minus average tangible equity; and

●	public companies in all industries are or will be required to provide shareholders the opportunity to cast a non-binding advisory vote on executive compensation.

Additional provisions not yet implemented that may have an effect on the Company and its subsidiaries include the following:

●
new capital regulations for bank holding companies will be adopted, which may impose stricter requirements, and any new trust preferred securities issued after May 19, 2010 will no longer constitute Tier I capital; and

●
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

Executive and Incentive Compensation

In June 2010, the Federal Reserve Board, the OCC and the FDIC issued joint interagency guidance on incentive compensation policies (the “Joint Guidance”) intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. This principles-based guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization’s incentive compensation arrangements should (a) provide incentives that do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks, (b) be compatible with effective internal controls and risk management and (c) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors.

Pursuant to the Joint Guidance, the Federal Reserve Board will review as part of a regular, risk-focused examination process, the incentive compensation arrangements of financial institutions such as the Company. Such reviews will be tailored to each organization based on the scope and complexity of the organization’s activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives will be included in reports of examination and deficiencies will be incorporated into the institution’s supervisory ratings, which can affect the institution’s ability to make acquisitions and take other actions. Enforcement actions may be taken against an institution if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the organization’s safety and soundness and prompt and effective measures are not being taken to correct the deficiencies.

On February 7, 2011, federal banking regulatory agencies jointly issued proposed rules on incentive-based compensation arrangements under applicable provisions of the Dodd-Frank Act (the “Proposed Rules”). The Proposed Rules generally apply to financial institutions with $1.0 billion or more in assets that maintain incentive-based compensation arrangements for certain covered employees. The Proposed Rules (i) prohibit covered financial institutions from maintaining incentive-based compensation arrangements that encourage covered persons to expose the institution to inappropriate risk by providing the covered person with “excessive” compensation; (ii) prohibit covered financial institutions from establishing or maintaining incentive-based compensation arrangements for covered persons that encourage inappropriate risks that could lead to a material financial loss, (iii) require covered financial institutions to maintain policies and procedures appropriate to their size, complexity and use of incentive-based compensation to help ensure compliance with the Proposed Rules and (iv) require covered financial institutions to provide enhanced disclosure to regulators regarding their incentive-based compensation arrangements for covered person within 90 days following the end of the fiscal year.

Pursuant to rules adopted by the stock exchanges and approved by the SEC in January 2013 under the Dodd-Frank Act, public companies are required to implement “clawback” procedures for incentive compensation payments and to disclose the details of the procedures which allow recovery of incentive compensation that was paid on the basis of erroneous financial information necessitating a restatement due to material noncompliance with financial reporting requirements. This clawback policy is intended to apply to compensation paid within a three-year look-back window of the restatement and would cover all executives who received incentive awards. Public company compensation committee members are also required to meet heightened independence requirements and to consider the independence of compensation consultants, legal counsel and other advisors to the compensation committee.  The compensation committees must have the authority to hire advisors and to have the company fund reasonable compensation of such advisors.

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

Statistical Financial Information Regarding the Company

The following schedules and tables analyze certain elements of the consolidated balance sheets and statements of income of the Company and its subsidiaries, as required under Exchange Act Industry Guide 3 promulgated by the SEC, and should be read in conjunction with the narrative analysis presented in Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements of the Company and its subsidiaries incorporated herein by reference from the Company’s 2012 Annual Report.

I.	DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

The following are the condensed average balance sheets for the years ending December 31 and the interest earned or paid on such amounts and the average interest rate thereon:

	2012			2011
($ in thousands)	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Taxable securities	$90,182	$1,515	1.68%	$97,528	$2,010	2.06%
Non-taxable securities (1)	15,160	919	6.06%	21,892	1,483	6.77%
Federal funds sold	-	-	N/A	219	1	0.25%
Loans, net (2)(3)	455,516	24,047	5.28%	438,383	24,558	5.60%
Total earning assets	560,858	26,481	4.72%	558,022	28,052	5.03%
Cash and due from banks	20,728			26,477
Allowance for loan losses	(6,591)			(6,534)
Premises and equipment	15,360			16,797
Other assets	47,680			48,766

Total assets	$638,035			$643,528

Liabilities
Savings and interest-bearing demand deposits	$245,528	$210	0.09%	$234,497	$368	0.16%
Time deposits	206,135	2,759	1.34%	217,546	3,614	1.66%
Repurchase agreements	15,180	142	0.94%	31,307	912	2.91%
Advances from FHLB	15,547	333	2.14%	15,674	402	2.57%
Trust preferred securities	20,620	1,882	9.13%	20,620	1,406	6.82%
Notes payable & other borrowed funds	2,058	64	3.11%	3,085	96	3.12%
Total interest-bearing liabilities	505,068	5,390	1.07%	522,728	6,798	1.30%

Demand deposits	70,749			64,239
Other liabilities	11,918			9,526
Total liabilities	587,735			596,493
Shareholders' equity	50,300			47,035

Total liabilities and shareholders' equity	$638,035			$643,528

Net interest income (tax equivalent basis)		$21,091			$21,254

Net interest income as a percent of average interest-earning assets			3.76%			3.81%

(1)	Security interest is computed on a tax equivalent basis using a 34% statutory tax rate. The tax equivalent adjustment was $0.30 million and $0.50 million in 2012 and 2011, respectively.
(2)	Nonaccruing loans and loans held for sale are included in the average balances.
(3)	Loan interest is computed on a tax equivalent basis using a 34% statutory tax rate. The tax equivalent adjustment was $0.05 million and $0.04 million in 2012 and 2011, respectively.

I.	DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY;

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

●	Interest on non-taxable securities has been adjusted to a fully tax equivalent basis using a statutory tax rate of 34% in 2012 and 2011.

	Total
	Variance	Variance Attributable To
($ in thousands)	2012/2011	Volume	Rate
Interest income
Taxable securities	$(495)	$(152)	$(343)
Non-taxable securities	(564)	(456)	(108)
Federal funds sold	(1)	(1)	-
Loans, net of unearned income and deferred loan fees	(511)	959	(1,470)
	(1,571)	350	(1,921)

Interest expense
Savings and interest-bearing demand deposits	(158)	18	(176)
Time deposits	(855)	(189)	(666)
Repurchase agreements	(770)	(469)	(301)
Advances from FHLB	(69)	(3)	(66)
Trust preferred securities	409	-	409
Other borrowed funds	35	(32)	67
	(1,408)	(675)	(733)

Net interest income	$(163)	$1,025	$(1,188)

II.	INVESTMENT PORTFOLIO

	A.	The book value of securities available for sale as of December 31 in each of the following years are summarized as follows:

($ in thousands)	2012	2011

U.S. Treasury and government agencies	$14,511	$25,424
Mortgage-backed securities	63,764	67,699
State and political subdivisions	18,249	16,792
Money Market Mutual Fund	2,155	2,040
Marketable equity securities	23	23

Total	$98,702	$111,978

B.
The maturity distribution and weighted average interest rates of securities available for sale at December 31, 2012 are set forth in the table below.  The weighted average interest rates are based on coupon rates for securities purchased at par value and on effective interest rates considering amortization or accretion if the securities were purchased at a premium or discount:

	Maturing
		After One Year	After Five Years
	Within	but within	but within	After
($ in thousands)	One Year	Five Years	Ten Years	Ten Years
U.S.Treasury and government agencies	$-	$103	$3,858	$10,550
Mortgage-backed securities	2	-	11,713	52,049
State and political subdivisions	1,014	404	4,334	12,497

Total Securities with maturity	$1,016	$507	$19,905	$75,096

Weighted average yield by maturity (1)	5.46%	5.24%	2.66%	2.68%

Money Market Mutual Fund with no maturity	$2,155	-	-	-
Marketable equity securities with no maturity	23	-	-	-

Total Securities with no stated maturity	$2,178	$-	$-	$-

Weighted average yield no maturity (1)	< 0.01%	-	-	-

(1)
Yields are presented on a tax-equivalent basis.  Money market funds represent the payments received on mortgage-backed securities or funds received from the maturity or calls of U.S Treasury, government agency and municipal securities. These funds are then reinvested back into these securities.

C.
Excluding those holdings of the investment portfolio in U.S. Treasury securities and other agencies of the U.S. Government, there were no other securities of any one issuer which exceeded 10% of the shareholders' equity of the Company at December 31, 2012.

III.	LOAN PORTFOLIO

	A.	Types of Loans - Total loans on the balance sheet are comprised of the following classifications at December 31 for the years indicated:

Typesof Loans

($ in thousands)	2012	2011	2010	2009	2008

Commercial business and agricultural	$124,043	$116,473	$113,251	$126,128	$127,287
Commercial real estate	201,392	187,829	177,890	179,909	161,566
Residential real estate mortgage	87,859	87,656	84,775	92,972	107,905
Consumer loansto individuals and other	50,371	50,897	51,904	53,876	53,605

Total	463,665	442,855	427,820	452,885	450,363

Residential Loans held for sale	6,147	5,238	9,055	16,858	3,824
Total Loans	$469,536	$447,792	$436,599	$469,743	$454,187

Concentrations of Credit Risk:  The Company grants commercial, real estate and installment loans to customers mainly in Northwest Ohio.  Commercial loans include loans collateralized by commercial real estate, business assets and, in the case of agricultural loans, crops and farm equipment and the loans are expected to be repaid from cash flow from operations of businesses.  As of December 31, 2012, commercial business and agricultural loans made up approximately 26.7 percent of the loan portfolio while commercial real estate loans accounted for approximately 43.5 percent of the loan portfolio.  As of December 31, 2012, residential first mortgage loans made up approximately 19.0 percent of the loan portfolio and are secured by first mortgages on residential real estate.  As of December 31, 2012, consumer loans to individuals made up approximately 10.8 percent of the loan portfolio and are primarily secured by consumer assets.

B.
Maturities and Sensitivities of Loans to Changes in Interest Rates - The following table shows the amounts of commercial and agricultural loans outstanding as of December 31, 2012 which, based on remaining scheduled repayments of principal, are due in the periods indicated.  Also, the amounts have been classified according to sensitivity to changes in interest rates for commercial and agricultural loans due after one year.  (Variable-rate loans are those loans with floating or adjustable interest rates.)

Maturing

($ in thousands)	Commercial Business and Agricultural	Commercial Real Estate	Total
Within one year	$14,657	$16,192	$30,849
After one year but within five years	38,139	62,340	100,479
After five years	71,247	122,860	194,107

Total commercial business, commercial real estate and agricultural loans	$124,043	$201,392	$325,435

III.	LOAN PORTFOLIO (Continued)

	Interest Sensitivity
	Fixed	Variable
($ in thousands)	Rate	Rate	Total
Commercial Businessand Agricultural
Due after one year but within five years	$20,049	$18,090	$38,139
Due after five years	17,082	54,165	71,247

Total	$37,131	$72,255	$109,386

Commercial Real Estate

Due after one year but within five years	26,744	35,596	62,340
Due after fiveyears	31,846	91,014	122,860

Total	$58,590	$126,610	$185,200

Commercial Business, Commercial
Real Estate and Agricultural

Due after one year but within five years	46,793	53,686	100,479
Due after five years	48,928	145,179	194,107

Total	$95,721	$198,865	$294,586

C.	Risk Elements

	1.	Non-accrual, Past Due, Restructured and Impaired Loans – The following schedule summarizes non-accrual, past due, and restructured loans at December 31 for the years indicated:

Risk Elements
($ in thousands)	2012	2011	2010	2009	2008
(a ) Loans accounted for on a non-accrual basis	$5,305	$6,900	$12,283	$18,543	$5,178
(b) Accruing loans which are contractually past due 90 daysor more as to interest or principal payments	-	-	-	-	-
(c) Loans not included in (a) which are "Troubled Debt Restructurings" as defined by Accounting Standards Codification 310-40	1,258	1,334	1,107	1,364	151
Total non-performing loans and TDRs	$6,563	$8,234	$13,390	$19,907	$5,329

	2012	2011
($ in thousands)
Cash basis interest income recognized on impaired loans outstanding	$190	$235
Interest income actually recorded on impaired loans and included in net income for the period	170	233
Unrecorded interest income on non-accrual loans	362	348

III.	LOAN PORTFOLIO (Continued)

Management believes the allowance for loan losses at December 31, 2012 was adequate to absorb any losses on non-performing loans, as the allowance balance is maintained by management at a level considered adequate to cover losses that are probable based on past loss experience, general economic conditions, information about specific borrower situations, including their financial position and collateral values, and other factors and estimates which are subject to change over time.

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

As of December 31, 2012, in addition to the $5.3 million of non-performing loans reported under Item III.C.1. above (which amount includes all loans classified by management as doubtful or loss), there were approximately $5.3 million in other outstanding loans where known information about possible credit problems of the borrowers caused management to have concerns as to the ability of such borrowers to comply with the present loan repayment terms (loans classified as substandard by management) and which may result in disclosure of such loans pursuant to Item III.C.1. at some future date. In regard to loans classified as substandard, management believes that such potential problem loans have been adequately evaluated in the allowance of loan losses.

3.	Foreign Outstandings

None

4.	Loan Concentrations

At December 31, 2012, loans outstanding related to agricultural operations or collateralized by agricultural real estate and equipment aggregated approximately $42.3 million, or 9.1% of total loans.

D.	Other Interest-Bearing Assets

There were no other interest-bearing assets as of December 31, 2012 which would be required to be disclosed under Item III.C.1 or Item III.C.2. if such assets were loans.

IV.	SUMMARY OF LOAN LOSS EXPERIENCE

A.	The following schedule presents an analysis of the allowance for loan losses, average loan data and related ratios at December 31 for the years indicated:

Summary of Loan LossExperience

($ in thousands)	2012	2011	2010	2009	2008

Loans
Loans outstanding at end of period	$463,665	$442,855	$427,820	$452,885	$450,363

Average loans outstanding during period	$455,516	$438,883	$445,700	$453,787	$401,770

Allowance for loan losses
Balance at beginning of period	$6,529	$6,715	$7,030	$5,020	$3,990
Balance, of ALLL acquired in Montpelier acquisition					1,104
Loans charged-off:
Commercial business and agricultural loans	(400)	(642)	(4,739)	(1,248)	(277)
Commercial real estate	(287)	(2,057)	(4,748)	(918)	(212)
Residential real estate mortgage	(129)	(248)	(1,210)	(1,218)	(172)
Consumer loans and other	(512)	(460)	(637)	(491)	(261)
	(1,328)	(3,407)	(11,334)	(3,875)	(922)
Recoveries of loans previously charged-off
Commercial business and agricultural loans	48	468	193	50	67
Commercial real estate	50	32	171	14	24
Residential real estate mortgage	86	700	53	54	4
Consumer loans and other	76	27	14	29	63
	260	1,227	431	147	158

Net loans charged-off	(1,068)	(2,180)	(10,903)	(3,728)	(764)

Provision for loan losses	1,350	1,994	10,588	5,738	690

Balance at end of period	$6,811	$6,529	$6,715	$7,030	$5,020

Ratio of net charge-offs during the period to average loans outstanding during the period	0.24%	0.49%	2.45%	0.84%	0.19%

The allowance for loan losses balance and the provision for loan losses are determined by management based upon periodic reviews of the loan portfolio.  In addition, management considers the level of charge-offs on loans, as well as the fluctuations of charge-offs and recoveries on loans, in the factors which caused these changes.  Estimating the risk of loss and the amount of loss is necessarily subjective.  Accordingly, the allowance is maintained by management at a level considered adequate to cover losses that are currently anticipated based on past loss experience, economic conditions, information about specific borrower situations, including their financial position and collateral values, and other factors and estimates which are subject to change over time.

IV.	SUMMARY OF LOAN LOSS EXPERIENCE (Continued)

B.	The following schedule provides a breakdown of the allowance for loan losses allocated by type of loan and related ratios at December 31 for the years indicated:

Allocation of the Allowance for Loan Losses

	Allowance Amount	Percentage of Loans In Each Category to Total Loans	Allowance Amount	Percentage of Loans In Each Category to Total Loans	Allowance Amount	Percentage of Loans In Each Category to Total Loans	Allowance Amount	Percentage of Loans In Each Category to Total Loans	Allowance Amount	Percentage of Loans In Each Category to Total Loans
($ in thousands)	2012		2011		2010		2009		2008
Commercial and agricultural	$1,747	26.8%	$1,965	26.3%	$1,739	26.5%	$2,685	27.8%	$2,304	28.2%
Commercial real estate	3,034	43.4%	2,880	42.4%	3,774	41.6%	2,804	39.7%	1,255	35.9%
Residential first mortgage	1,088	19.0%	956	19.8%	643	19.8%	717	20.5%	884	24.0%
Consumer loans and other	942	10.8%	728	11.5%	559	12.1%	824	12.0%	577	11.9%
	$6,811	100.0%	$6,529	100.0%	$6,715	100.0%	$7,030	100.0%	$5,020	100.0%

While management's periodic analysis of the adequacy of the allowance for loan losses may allocate portions of the allowance for specific problem loan situations, the entire allowance is available for any loan charge-offs that occur.

V.	DEPOSITS

The average amount of deposits and average rates paid are summarized as follows for the years ended December 31:

	2012		2011		2010
	Average	Average	Average	Average	Average	Average
($ in thousands)	Amount	Rate	Amount	Rate	Amount	Rate
Savings and interest-bearing demand deposits	$245,528	0.09%	$234,497	0.16%	$231,294	0.27%
Time deposits	206,135	1.34%	217,546	1.66%	215,668	2.09%
Demand deposits (non-interest-bearing)	70,749	--	64,239	--	62,821	--
	$522,412		$516,282		$509,783

Maturities of time certificates of deposit and other time deposits of $100,000 or more outstanding at December 31, 2012 are summarized as follows:

Amount
(dollars in thousands)
Three months or less	$13,480
Over three months and through six months	13,431
Over six months and through twelve months	18,980
Over twelve months	39,444

Total	$85,335

VI.	RETURN ON EQUITY AND ASSETS

The ratio of net income to average shareholders' equity and average total assets and certain other ratios are as follows for periods ended December 31:

Return on Equity and Assets

	2012	2011	2010
($ in thousands)

Average total assets	$638,035	$643,528	$673,781

Average shareholders’ equity	$50,300	$47,035	$57,281

Net income	$4,814	$1,664	$(15,613)

Cash dividends declared	$-	$-	$-

Return on average total assets	0.75%	0.26%	-2.32%

Return on average shareholders' equity	9.57%	3.54%	-27.26%

Dividend payout ratio (1)	-	-	-

Average shareholders' equity to average total assets	7.88%	7.31%	8.50%

(1) Cash dividends declared divided by net income.

VII.	SHORT-TERM BORROWINGS

The following information is reported for short-term borrowings for 2012, 2011 and 2010:

($ in thousands)	2012	2011	2010

Amount outstanding at end of year	$10,333	$18,779	$45,785

Weighted average interest rate at end of year	0.10%	1.47%	3.28%

Maximum amount outstanding at any month end	$19,091	$50,239	$52,704

Average amount outstanding during the year	$15,180	$31,306	$45,553

Weighted average interest rate during the year	0.94%	2.91%	3.81%

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

Forward-looking statements involve risks and uncertainties.  Actual results may differ materially from those predicted by the forward-looking statements because of various factors and possible events, including those factors identified below.  These risks and uncertainties include, but are not limited to, risks and uncertainties inherent in the national and regional banking industry, changes in economic conditions in the market areas in which the Company and its subsidiaries operate, changes in policies by regulatory agencies, changes in accounting standards and policies, changes in tax laws, fluctuations in interest rates, demand for loans in the market areas in which the Company and its subsidiaries operate, increases in FDIC insurance premiums, changes in the competitive environment, losses of significant customers, geopolitical events, the loss of key personnel and other factors. There is also the risk that the Company’s management or Board of Directors incorrectly analyzes these risks and forces, or that the strategies the Company develops to address them are unsuccessful.

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

We continue to experience difficult economic conditions and high unemployment in our market areas and a significant continued decline in the economy in our market areas could have a materially adverse effect on our financial condition and results of operations.  As a result of these economic conditions, the Company’s future earnings may be susceptible to declining credit conditions in the markets in which we operate.

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

Our earnings depend substantially on our interest spread, which is the difference between the rates we earn on loans, securities and other earning assets and the interest rates we pay on deposits and other borrowings.  These rates will depend on many factors that are partly or entirely outside of our control, including general economic conditions and the policies of various governmental and regulatory authorities.  While we have taken measures intended to manage the risks of operating in a changing rate environment, there can be no assurance that such measures will be effective in avoiding undue interest rate risk.  As market interest rates rise, we will have competitive pressures to increase the rates we pay on deposits, which may have a material adverse effect on our financial condition and results of operations.

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

Changes in tax laws could adversely affect our performance

We are subject to extensive federal, state and local taxes, including income, exise, sales/use, payroll, franchise, withholding and ad valorem taxes. Changes to our taxes could have a material adverse effect on our results of operations. In addition, our customers are subject to a wide variety of federal, state and local taxes. Changes in taxes paid by our customers may adversely affect their ability to purchase homes or consumer products, which could adversely affect their demand for our loans and deposit products. In addition, such negative effects on our customers could result in defaults on the loans we have made.

The Dodd-Frank Act may adversely impact our results of operations and financial condition.

On July 21, 2010, the Dodd-Frank Act was signed into law. The Dodd-Frank Act represents a comprehensive overhaul of the financial services industry within the United States. There are a number of reform provisions that are likely to significantly impact the ways in which banks and bank holding companies, including the Corporation and the Bank, do business. Many provisions of the Dodd-Frank Act will not be implemented immediately and will require interpretation and rule making by federal regulators. The Company is closely monitoring all relevant sections of the Dodd-Frank Act to ensure continued compliance with laws and regulations. While the ultimate effect of the Dodd-Frank Act on the Company and its subsidiaries cannot currently be determined, the law and its implemented rules and regulations are likely to result in increased compliance costs and fees paid to regulators, along with possible restrictions on the operations of the Company and its subsidiaries, all of which may have a material adverse affect on the Company’s operating results and financial condition.

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

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make significant estimates that affect the financial statements.  Two of our most critical estimates are the level of the allowance for loan losses and the accounting for goodwill and other intangibles.  Because of the inherent nature of these estimates, we cannot provide complete assurance that we will not be required to adjust earnings for significant unexpected loan losses, nor that we will not recognize a material provision for impairment of our goodwill.  For additional information regarding these critical estimates, see Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations beginning on page 32 of this Annual Report on Form 10-K.

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

We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations.  In addition, federal banking agencies have proposed extensive changes to their capital requirements, including raising required amounts and eliminating the inclusion of certain instruments from the calculation of capital. The final form of such regulations and their impact on the Company is unknown at this time, but may require us to raise additional capital.  In addition, we may elect to raise additional capital to support our business or to finance acquisitions, if any, or we may otherwise elect to raise additional capital.  Our ability to raise additional capital, if needed, will depend on conditions in the capital markets, economic conditions and a number of other factors, many of which are outside our control, and on our financial performance.  Accordingly, we cannot be assured of our ability to raise additional capital if needed or on terms acceptable to us.  If we cannot raise additional capital if and when needed, it may have a material adverse effect on our financial condition, results of operations and prospects.

The effect of changes to the healthcare laws in the United States may increase our healthcare costs and negatively impact our financial results.

We offer healthcare coverage to our eligible employees with part of the cost subsidized by the Company. With recent changes to the healthcare laws in the United States becoming effective in 2014, more of our employees may choose to participate in our health insurance plans, which could increase our costs for such coverage and material adversely impact our costs of operations.

The expiration of unlimited FDIC insurance coverage of non-interest bearing transaction accounts effective December 31, 2012, may have an adverse effect on our liquidity and cost of funds.

The Dodd-Frank Act provided for unlimited FDIC insurance coverage of non-interest bearing transaction accounts through December 31, 2012. The end of such insurance may cause us to lose certain large deposits or may result in our needing to pledge additional securities to secure public funds deposits, which could have a material adverse effect on our liquidity. In order to ensure adequate liquidity, we may need to raise rates we pay on deposits, resulting in a decrease in profitability.

Item 1B.          Unresolved Staff Comments

None

Item 2.             Properties.

The Company’s principal executive offices are located at 401 Clinton Street, Defiance, Ohio.  This facility is owned by State Bank, and a portion of the facility is leased to the Company.  State Bank owns the land and buildings occupied by 18 of its banking centers and leases four other properties used as banking centers.  In addition, the Company occupies office space from various parties for multiple business purposes on varying lease terms.  There is no outstanding mortgage debt on any of the properties which the Company owns.  Listed below are the banking centers, loan production offices and service facilities of the Company and their addresses, all of which are located in Allen, Defiance, Fulton, Franklin, Lucas, Paulding, Williams and Wood Counties of Ohio, and Allen and Steuben Counties of Indiana:

Main Banking Center & Corporate Offices	401 Clinton Street, Defiance, OH
Angola LPO (lease)	908 North Wayne Street, Suite A, Angola, IN
Bryan Banking Center	1419 West High Street, Bryan, OH
Chief Banking Center (lease)	705 Deatrick Street, Defiance, OH
Columbus LPO	109 South High, Dublin, OH
New Albany LPO (lease)	68 N. High Street, Bldg. E, Ste. 105, New Albany, OH
Delta Banking Center	312 Main Street, Delta, OH
Fort Wayne Banking Center	12832 Coldwater Road, Fort Wayne, IN
Luckey Banking Center	235 Main Street, Luckey, OH
Lyons Banking Center	133 East Morenci Street, Lyons, OH
Market Street Banking Center	930 West Market Street, Lima, OH
Montpelier Banking Center	1201 East Main Street, Montpelier, OH
Motor Bank Drive-thru	510 Third Street, Defiance, OH
Northtowne Banking Center (lease)	1600 North Clinton Street, Defiance, OH
Oakwood Banking Center	218 North First Street, Oakwood, OH
Paulding Banking Center	220 North Main Street, Paulding, OH
Perrysburg Banking Center	610 East South Boundary Street, Perrysburg, OH
Pioneer Banking Center	119 South State Street, Pioneer, OH
Sylvania Banking Center	6401 Monroe Street, Sylvania, OH
Walbridge Banking Center	311 Main Street, Walbridge, OH
Wauseon Banking Center	515 Parkview, Wauseon, OH
West Unity Banking Center	112 East Jackson Street, West Unity, OH

RDSI – Main Office	7622 St. Rt. 66 North, Defiance, OH
DCM – Main Office	3101 Technology Blvd., Suite B, Lansing, MI
RDSI – Office Space	104 Depot Street, Archbold, OH
RDSI – Office Space	105 East Holland Street, Archbold, OH

Item 3.             Legal Proceedings.

Effective November 15, 2012, the Company’s subsidiary, RDSI, reached an agreement with New Core Holdings, Inc. (“New Core”) to settle their pending litigation relating to the agreements and transactions entered into between RDSI and New Core between April 2009 and April 2010.  As previously disclosed in the Company’s periodic reports filed with the Securities and Exchange Commission, the litigation with New Core was initiated in January 2011 and was last pending in the United States District Court for the Northern District of Ohio (Case No. 3:11cv366).

As part of the settlement agreement, RDSI and New Core agreed to an entry of judgment in favor of RDSI and against New Core in the amount of $3,000,000, provided that RDSI will forbear from collecting on the agreed judgment entry for a three-year period to allow New Core to market its data and item processing software for sale to a third party. In the event of a sale of the New Core software, RDSI will be entitled to receive a portion of the sale proceeds as payment against the agreed judgment, which could result in RDSI receiving less than the agreed judgment amount. Both RDSI and New Core provided mutual releases of claims as part of the settlement, with the exception of the agreed judgment entry described herein, as well as certain continued rights of RDSI in New Core collateral.

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

Item 4.             Mine Safety Disclosures.

Not Applicable

Supplemental Item: Executive Officers of the Registrant.

The following table lists the names and ages of the executive officers of the Company as of February 26, 2013, the positions presently held by each executive officer and the business experience of each executive officer during the past five years.  Unless otherwise indicated, each person has held his principal occupation(s) for more than five years.

Name	Age	Position(s) Held with the Company and its Subsidiaries and Principal Occupation(s)
Mark A. Klein	58
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

Anthony V. Cosentino	51
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

Jonathan R. Gathman	39
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

PART II

Item 5.             Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common shares are traded on the NASDAQ Global Market under the symbol “RBNF”.  There were approximately 1,486 holders of record of our common shares as of December 31, 2012.

The following table presents quarterly market price information and cash dividends paid per share for our common shares for 2012 and 2011:

	Market Price Range
2012	High	Low	DividendsPaid

Quarter ended December 31,2012	$7.25	$6.20	$-
Quarter ended September 30, 2012	8.02	6.17	-
Quarter ended June 30, 2012	7.22	3.80	-
Quarter ended March 31,2012	4.00	2.60	-

2011	High	Low	DividendsPaid

Quarter ended December 31,2011	$3.26	$2.35	$-
Quarter ended September 30, 2011	3.15	2.36	-
Quarter ended June 30, 2011	3.78	2.75	-
Quarter ended March 31,2011	4.74	2.71	-

On January 27, 2010, Rurban announced that it had elected to suspend payment of quarterly cash dividends.  There can be no assurance as to the amount of dividends which may be declared in future periods with respect to the common shares of Rurban, since such dividends are subject to the discretion of Rurban’s Board of Directors, cash needs, general business conditions, dividends from the subsidiaries and applicable governmental regulations and policies.

The ability of Rurban to obtain funds for the payment of dividends and for other cash requirements is largely dependent on the amount of dividends that may be declared by its subsidiaries.  State Bank may not pay dividends to Rurban if, after paying such dividends, it would fail to meet the required minimum levels under the risk-based capital guidelines and the minimum leverage ratio requirements.  State Bank must obtain the approval of the Federal Reserve Board and the Ohio Division of Financial Institutions if a dividend in any year would cause the total dividends for that year to exceed the sum of the current year’s net profits and the retained net profits for the preceding two years, less required transfers to surplus.  At December 31, 2012, State Bank had $4.3 million of excess earnings that were eligible for potential dividend to Rurban.

Payment of dividends by State Bank may be restricted at any time at the discretion of the regulatory authorities, if they deem such dividends to constitute an unsafe and/or unsound banking practice.  These provisions could have the effect of limiting Rurban’s ability to pay dividends on its outstanding common shares.  Moreover, the Federal Reserve Board expects Rurban to serve as a source of strength to its subsidiary banks, which may require it to retain capital for further investment in the subsidiary, rather than for dividends to shareholders of Rurban.

Repurchase of Common Shares

There were no common shares repurchased by the Company in 2012 or 2011.

Item 6.             Selected Financial Data

SUMMARY OF SELECTED FINANCIAL DATA

FINANCIALHIGHLIGHTS

(Dollarsin thousandsexcept per share data)
Year Ended December 31

	2012	2011	2010	2009	2008
EARNINGS
Interest income	$26,122	$27,509	$29,564	$32,591	$32,669
Interest expense	5,390	6,798	9,602	11,592	15,141
Net interest income	20,732	20,711	19,962	20,999	17,528
Provision for loan losses	1,350	1,994	10,588	5,738	690
Non interest income	14,845	13,857	20,819	29,304	27,891
Non interest expense	27,484	30,253	52,308	44,843	37,387
Provision (credit) for income taxes	1,929	658	(6,502)	(660)	2,125
Net income (loss)	4,814	1,664	(15,613)	382	5,217

PER SHARE DATA
Basic earnings	$0.99	$0.34	$(3.21)	$0.07	$1.06
Diluted earnings	0.99	0.34	(3.21)	0.07	1.06
Cash dividends declared	-	-	-	0.36	0.34
Shareholders' equity per share	10.96	9.86	9.47	12.69	12.63

AVERAGE BALANCES
Average total assets	$638,035	$643,528	$673,781	$667,470	$575,491
Average shareholders’ equity	50,300	47,035	57,281	63,576	59,964

RATIOS
Return on average total assets	0.75%	0.26%	-2.32%	0.06%	0.91%
Return on average shareholders' equity	9.57	3.54	(27.26)	0.60	8.70
Cash dividend payout ratio (dividends divided by net income)	-	-	-	458.18	32.14
Average shareholders' equity to average total assets	7.88	7.31	8.50	9.52	10.42

PERIOD END TOTALS
Total assets	$638,234	$628,664	$660,288	$673,049	$657,619
Total investments; fed funds sold	98,702	111,978	132,762	105,083	112,606
Total loans and leases	463,389	442,554	427,544	452,558	450,112
Loans held for sale	6,147	5,238	9,055	16,858	3,824
Allowance for loan losses	6,811	6,529	6,715	7,030	5,020
Total deposits	527,001	518,765	515,678	491,242	484,221
Notes payable	1,702	2,788	3,290	2,147	1,000
Advances from FHLB	21,000	12,776	22,807	35,267	36,647
Trust preferred securities	20,620	20,620	20,620	20,620	20,620
Shareholders' equity	53,284	47,932	46,024	61,708	61,662

Rurban Financial Corp.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
December 31, 2012 and 2011

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

The following discussion is intended to provide a review of the consolidated financial condition and results of operations of Rurban and its subsidiaries (collectively, the “Company”).  This discussion should be read in conjunction with the Company’s consolidated financial statements and related footnotes as of and for the years ended December 31, 2012 and 2011.

Forward-Looking Statements

This report may contain forward-looking statements about the Company and its subsidiaries within the meaning of the Private Securities Litigation Reform Act of 1995, which are not statements of historical fact.  These forward-looking statements provide current expectations or forecasts of future financial performance.  Examples of forward-looking statements include: (a) projections of income or expense, earning per share, the payments or non-payments of dividends, capital structure and other financial items; (b) statements of plans and objectives of the Company or our management or Board of Directors; (c) statements of future economic performance; (d) statements of future customer attraction or retention; and (e) statements of assumptions underlying such statements.  Words such as “anticipates”, “believes”, “plans”, “intends”, “expects”, “projects”, “estimates”, “should”, “may”, “would be”, “will allow”, “will likely result”, “will continue”, “will remain”, or similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying those statements.  Forward-looking statements are based on management’s expectations and are subject to numerous risks and uncertainties.  Although management believes that the expectations reflected in such forward-looking statements are reasonable, actual results may differ materially from those expressed or implied in such statements. These risks and uncertainties include, but are not limited to, risks and uncertainties inherent in the national and regional banking industry, changes in economic conditions in the market areas in which the Company and its subsidiaries operate, changes in policies by regulatory agencies, changes in accounting standards and policies, changes in tax laws, fluctuations in interest rates, demand for loans in the  market areas in which the Company and its subsidiaries operate, increases in FDIC insurance premiums, changes in the competitive environment, losses of significant customers, geopolitical events, the loss of key personnel and other factors.  For a more detailed discussion of the factors that could affect the Company’s financial results, please see Item 1A “Risk Factors” in the Company’s most recent Annual Report on Form 10-K filed with the SEC.

The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.  The Company does not undertake, and specifically disclaims any obligation, to update any forward looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements, except as required by law.

Critical Accounting Policies

The accounting and reporting policies of the Company are in accordance with generally accepted accounting principles in the United States and conform to general practices within the banking industry.  The Company’s significant accounting policies are described in detail in the notes to the Company’s consolidated financial statements for the years ended December 31, 2012 and 2011.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions.  The Company’s financial position and results of operations can be affected by these estimates and assumptions and are integral to the understanding of reported results.  Critical accounting policies are those policies that management believes are the most important to the portrayal of the Company’s financial condition and results, and they require management to make estimates that are difficult, subjective or complex.

Rurban Financial Corp.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
December 31, 2012 and 2011

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

EARNINGS SUMMARY

Net income for 2012 was $4.8 million, or $0.99 per diluted share, compared with net income of $1.7 million, or $0.34 per diluted share for 2011.

Rurban Financial Corp.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
December 31, 2012 and 2011

Net charge-offs for 2012 of $1.1 million resulted in a loan loss provision of $1.4 million, which was down from the $2.0 million in 2011.  State Bank reported net income for 2012 of $6.4 million, which is up significantly from the $4.8 million in net income in 2011.  RDSI reported net income for 2012 of $0.38 million, compared to a net loss of $1.4 million reported for 2011.  A number of one-time contract buyouts and vendor settlements significantly affected the 2012 RDSI results.

Positive results at State Bank for 2012 include loan growth of $20.8 million, and organic deposit growth of $8.2 million.  Both of these factors contributed to a net interest margin of 3.76 percent, which is down just 5 basis points from 2011.  The mortgage banking business line continues to grow, with residential real estate loan production of $333 million for the year, resulting in $6.3 million of revenue from gains on sale.  The Company’s loans serviced for others ended the year at $528 million.

CHANGES IN FINANCIAL CONDITION

Total assets at December 31, 2012 were $638.2 million, compared to $628.7 million at December 31, 2011.  Loans (excluding loans held for sale) were $463.4 million at December 31, 2012, compared to $442.6 million at December 31, 2011.  Total deposits were $527.0 million at year-end 2012, compared to $518.8 million at December 31, 2011.  Non-interest bearing deposits at December 31, 2012 were $77.8 million, compared to $66.0 million at December 31, 2011.  Total shareholders’ equity was $53.3 million at year-end 2012, up from $47.9 million from the prior year-end.

Significant Events of 2012

The Company expanded its profitability during 2012 with net income of $4.8 million, or $0.99 per share.  This was an improvement from the net income of $1.7 million for 2011.  Our Banking subsidiary, State Bank, had net income of $6.4 million, while our technology subsidiary, RDSI, made $0.38 million during 2012.

Improvements in problem assets were a factor in the Company’s increase in profitability during 2012.  At December 31, 2012, non-performing assets had declined $1.1 million from the prior year.  The level of non-performing assets to total assets fell to 1.40 percent from 1.60 percent for the prior year.  Loan delinquency ended the year at 1.08 percent at December 31, 2012 versus 1.57 percent at December 31, 2011.

Mortgage loan production and sale continued to be a significant part of our business model during 2012.  During the year, the Company sold $319 million of originated balances and had net mortgage banking revenue of $6.5 million.

Operating expense was reduced by 9.2% during 2012 as expenses at RDSI declined due to reduced business volume.  Additionally, State Bank made efforts to become more efficient with the reduction of six full-time equivalent staff positions.

The Company’s loan loss provision for 2012 totaled $1.4 million during 2012, which was down 32 percent from the $2.0 million incurred during 2011.  The provision level for 2012 was slightly above the $1.1 million of net charge-offs incurred during the year.

RDSI returned to profitability during 2012 from the losses incurred during 2011.  RDSI reported net income in 2012 of $0.38 million, an improvement from the $1.4 million loss incurred during 2011.

Rurban Financial Corp.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
December 31, 2012 and 2011

SUMMARY OF FINANCIAL DATA AND RESULTS OF OPERATIONS

	Year Ended December 31,
($ in thousands except per share data)	2012	2011	% Change

Total Assets	$638,234	$628,664	2%
Total Securities	98,702	111,978	-12%
Loans Held for Sale	6,147	5,238	17%
Loans (Net)	463,389	442,554	5%
Allowance for Loan Losses	6,811	6,529	4%
Total Deposits	$527,001	$518,765	2%

Total Revenues	$35,577	$34,568	3%
Net Interest Income	20,732	20,711	0%
Loan Loss Provision	1,350	1,994	-32%
Non-interest Income	14,845	13,857	7%
Non-interest Expense	27,484	30,253	-9%
Net Income	4,814	1,664	*
Basic Earnings per Share	$0.99	$0.34	*
Diluted Earnings per Share	$0.99	$0.34	*

*Percentage comparison not meaningful

Net Interest Income

	Year Ended December 31,
($in thousands)	2012	2011	% Change

Net Interest Income	$20,732	$20,711	0.1%

Net interest income was $20.7 million for 2012 compared to $20.7 million for 2011, an increase of 0.1 percent, which was driven by higher loan volumes and the reduction of higher rate borrowings.  Average earning assets increased to $560.9 million in 2012 compared to $558.0 million in 2011, also due to loan volume.  The consolidated 2012 full-year net interest margin decreased 5 basis points to 3.76 percent compared to 3.81 percent at December 31, 2011.

Loan Loss Provision

Provision for Loan Losses of $1.4 million was taken in 2012 compared to $2.0 million taken for 2011.  The $0.6 million decrease was due to the lower level of charge-offs and the improvement in the Company’s non-performing asset levels. For 2012, net charge-offs totaled $1.1 million, or 0.24 percent of average loans.  Management continues to resolve problem loans and is developing strategies for removing these loans from non-performing status.

Rurban Financial Corp.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
December 31, 2012 and 2011

Non-interest Income

	Year Ended December 31,
($ in thousands)	2012	2011	% Change

Total Non-interest Income	$14,845	$13,857	7%

Data Service Fees	$2,515	$3,630	-31%
Trust Fees	2,501	2,616	-4%
Deposit Service Fees	2,624	2,531	4%
Gains on Sale of Loans	6,548	3,828	71%
Mortgage Loan Servicing Fees, net	124	(970)	*
Gains on Sale of Securities	-	1,871	*
Other	533	351	52%

* Percentage comparison not meaningful

Total non-interest income was $14.8 million for 2012 compared to $13.9 million for 2011, representing a $1.0 million, or 7.1 percent increase year-over-year.  This increase was driven by a 71 percent increase in gains on sale of loans. The increase in gain on sale of loans and loan servicing fees was driven by mortgage banking.  The Company sold $319 million into the secondary market, which allowed for the sold and serviced loan portfolio to grow from $402 million in 2011 to over $528 million at December 31, 2012.  This portfolio provides a servicing fee annuity, which is expected to provide servicing revenue for the foreseeable future.

Data Service Fees (“RDSI”)

	Year Ended December 31,
($in thousands)	2012	2011	% Change

Data Service Fees	$2,515	$3,630	-31%

Data service fees decreased $1.1 million, or 30.7 percent, to $2.5 million in 2012 from $3.6 million in 2011.  During 2011, RDSI became exclusively an item processing and network services provider.

RDSI reported a 2012 fiscal year net income of $0.38 million, compared to a $1.4 million net loss reported for 2011.

Rurban Financial Corp.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
December 31, 2012 and 2011

Non-interest Expense

	Year Ended December 31,
(dollarsin thousands)	2012	2011	% Change

Total Non-interest Expense	$27,484	$30,253	-9%
Salaries & Employee Benefits	14,518	14,174	2%
Professional Fees	1,912	1,920	0%
FDIC Insurance Expense	628	908	-31%
Goodwill & Intangible Impairment	-	381	*
Fixed Asset & Software Impairment	65	609	*
All Other	10,361	12,261	-15%

* Percentage comparison not meaningful

Non-interest expense for 2012 decreased $2.8 million, or 9.2 percent over 2011. The Company made further declines in staffing levels for efficiency purposes and to reflect the commensurate declines in RDSI revenues.  RDSI expenses were reduced by nearly $1.0 million due to no goodwill and fixed asset impairments, and there was a decline in FDIC expenses at State Bank. Total full-time equivalent headcount (FTE) ended 2012 at 204, which was down six from year end 2011.  State Bank continued to have higher expenses related to OREO and single family residential foreclosures.

FINANCIAL CONDITION

Investments

At December 31, 2012, the Company’s available for sale securities was $98.7 million, which was a $13.3 million decrease from the prior year.  Investment yields were down by an average of 61 basis points from the prior year.

Loans

	Total Loans		Non-Accrual Loans		Non-Accrual Percentage
(S in thousands)	2012	2011	2012	2011	2012	2011
Commercial	$81,767	$78,112	1,246	2,393	1.52%	3.06%
Commercial real estate	201,392	187,829	782	1,456	0.39%	0.78%
Agricultural	42,276	38,361	-	-	0.00%	0.00%
Residential real estate	87,859	87,656	2,631	2,471	2.99%	2.82%
Consumer	50,223	50,681	646	580	1.29%	1.14%
Leasing	148	216	-	-	0.00%	0.00%
Total loans	463,665	442,855	$5,305	$6,900	1.14%	1.56%
Less
Net deferred loan fees, premiums and discounts	(276)	(301)
Loans, net of unearned income	$463,389	$442,554
Allowance for loan losses	$(6,811)	$(6,529)

Loans increased $20.8 million to $463.7 million at December 31, 2012.  Loan volume increased in most categories, except for consumer loans.   State Bank continued to aggressively move out a number of problem credits during the year.

Rurban Financial Corp.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
December 31, 2012 and 2011

Asset Quality

(dollars in thousands)	12/31/2012	12/31/2011	Change in Dollars/ Percentages

Non-accruing loans	$5,305	$6,900	$(1,595)
Accruing restructured loans	$1,258	$1,334	$(76)
OREO & Repossessed assets	$2,367	$1,830	$537
Non-performing assets	$8,930	$10,064	$(1,134)
Non-performing assets/total assets	1.40%	1.60%	-0.20%
Net charge-offs	$1,068	$2,180	$(1,112)
Net charge-offs/total loans	0.24%	0.49%	-0.25%
Loan loss provision	$1,350	$1,994	$(644)
Allowance for loan losses	$6,811	$6,529	$282
Allowance/loans	1.47%	1.48%	-0.01%
Allowance/non-accruing loans	128.4%	94.6%	33.8%
Allowance/non-performing assets	76.3%	64.9%	11.4%

Non-performing assets (loans + OREO (Other Real Estate Owned) + OAO (Other Assets Owned) + accruing TDR’s) were $8.9 million, or 1.40 percent, of total assets at December 31, 2012, a decrease of $1.1 million from 2011.  Net charge-offs were also down significantly during 2012 at $1.1 million, which was a $1.1 million improvement over 2011.  Our loan loss allowance at December 31, 2012 now covers our non-accruing loans at 128 percent, up from 95 percent at December 31, 2011.

CAPITAL RESOURCES

Stockholders’ equity at December 31, 2012, was $53.3 million, equivalent to 8.3 percent of total assets.  The total consolidated risk-based capital ratio was 12.6 percent at December 31, 2012.  Total consolidated regulatory (risk-based) capital was $59.4 million at December 31, 2012, and $52.0 million at December 31, 2011.  Capital ratios for the Company’s banking subsidiary, State Bank, were 8.4 percent for the Tier 1 leverage ratio and 12.1 percent for the risk-based capital ratio at December 31, 2012.

Goodwill and Intangibles

The Company completed the most recent annual goodwill impairment test as of December 31, 2012.  The first step impairment test compares the fair value of the reporting unit with the carrying value, including goodwill.  The reporting unit is State Bank.  RDSI has no remaining goodwill.  At December 31, 2012, State Bank passed step one, which indicated no impairment.

The fair value testing of Goodwill and Intangibles was conducted pursuant to ASC Topic 350 and utilized Company prepared projections of cash flows, historical financial results and market based comparisons.  These inputs were used to evaluate the expected future cash flows of the business and those results determined the fair value of the Goodwill and Intangibles.

Planned Purchases of Premises and Equipment

Management plans to purchase additional premises and equipment to meet the current and future needs of the Company’s customers.  These purchases, including buildings and improvements and furniture and equipment (which includes computer hardware, software, office furniture and license agreements), are currently expected to total approximately $0.81 million for State Bank and $0 for RDSI, over the next year.  These purchases are expected to be funded by cash on hand and from cash generated from current operations.

Rurban Financial Corp.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
December 31, 2012 and 2011

LIQUIDITY

Liquidity relates primarily to the Company’s ability to fund loan demand, meet deposit customers’ withdrawal requirements and provide for operating expenses.  Sources used to satisfy these needs consist of cash and due from banks, interest bearing deposits in other financial institutions, securities available for sale, loans held for sale, and borrowings from various sources.  The assets, excluding the borrowings, are commonly referred to as liquid assets.  Liquid assets were $124.0 million at December 31, 2012 compared to $132.1 million at December 31, 2011.

The Company’s commercial real estate, first mortgage residential and multi-family mortgage portfolio of $289.3 million at December 31, 2012 can and has been readily used to collateralize borrowings, which is an additional source of liquidity.  Management believes the Company’s current liquidity level, without these borrowings, is sufficient to meet its current and anticipated liquidity needs.  At December 31, 2012, all eligible commercial real estate, residential first, and multi-family mortgage loans were pledged under an FHLB blanket lien.

The cash flow statements for the periods presented provide an indication of the Company’s sources and uses of cash as well as an indication of the ability of the Company to maintain an adequate level of liquidity.  A discussion of the cash flow statements for 2012 and 2011 follows:

The Company experienced positive cash flows from operating activities in 2012 and 2011. Net cash from operating activities was $7.4 million and $14.9 million for the years ended December 31, 2012 and 2011, respectively.  Significant non-cash items from operations for 2012 included OMSR recapture ($0.31 million), and OREO and fixed asset impairments ($0.12 million).  Net cash flows from loan sales and loans originated and held for sale were a negative $2.9 million.

The Company experienced negative cash flows from investing activities in 2012 and positive cash flows in 2011. Net cash from investing activities was ($10.0) million and $4.0 million for the years ended December 31, 2012 and 2011, respectively. The changes in net cash from investing for 2012 include the purchase of available-for-sale securities of $28.6 million, and net increase in loans of $23.0 million.  The changes in net cash from investing activities for 2011 include the purchase of available-for-sale securities of $52.2 million, net increase in loans of $19.7 million and the purchase of premises and equipment of $0.68 million.  In 2011 the Company received $44.3 million from sales of securities available for sale, while proceeds from repayments, maturities and calls of securities were $41.3 million and $29.2 million in 2012 and 2011, respectively.

The Company experienced positive cash flows from financing activities in 2012 and negative cash flows from financing activities in 2011. Net cash from financing activities was $6.9 million and ($34.5) million for the years ended December 31, 2012 and 2011, respectively. Significant financing activity during 2012 included net FHLB advance activity of $8.2 million.  Finally, $8.2 million and $3.1 million of the change is attributable to the change in deposits for 2012 and 2011, respectively.

Rurban Financial Corp.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
December 31, 2012 and 2011

The Company uses an economic value of equity (“EVE”) analysis to measure risk in the balance sheet incorporating all cash flows over the estimated remaining life of all balance sheet positions.  The EVE analysis calculates the net present value of the Company’s assets and liabilities in rate shock environments that range from -400 basis points to +400 basis points.  The likelihood of a decrease in rates as of December 31, 2012 and December 31, 2011 was considered to be remote given the current interest rate environment and therefore, was not included in this analysis.  The results of this analysis are reflected in the following tables for December 31, 2012 and December 31, 2011.

December 31, 2012 Economic Value of Equity ($’s in thousands)
Change in Rates	$ Amount	$ Change	% Change
+400 basis points	$ 95,056	$ 14,010	14.12%
+300 basis points	92,811	12,648	12.75%
+200 basis points	89,642	10,362	10.44%
+100 basis points	84,980	6,583	6.63%
Base Case	77,514	-	-

December 31, 2011 Economic Value of Equity ($’s in thousands)
Change in Rates	$ Amount	$ Change	% Change
+400 basis points	$ 112,424	$ 19,890	21.49%
+300 basis points	110,164	17,630	19.05%
+200 basis points	106,833	14,299	15.45%
+100 basis points	101,331	8,796	9.51%
Base Case	92,534	-	-

Off-Balance-Sheet Borrowing Arrangements:

Significant additional off-balance-sheet liquidity is available in the form of Federal Home Loan Bank (FHLB) advances, unused federal funds lines from correspondent banks and the national certificate of deposit market.  Management expects the risk of changes in off-balance-sheet arrangements to be immaterial to earnings.

The Company’s commercial real estate, first mortgage residential, and multi-family mortgage portfolios of $289.3 million have been pledged to meet collateralization requirements as of December 31, 2012.  Based on the current collateralization requirements of the FHLB, approximately $16.3 million of additional borrowing capacity existed at December 31, 2012.

At December 31, 2012 and 2011, the Company had $11.5 million in federal funds lines available.  The Company also had $30.4 million in unpledged securities that may be used to pledge for additional borrowings.

Rurban Financial Corp., the Bank Holding Company, had a term note balance at December 31, 2012 and 2011 of $0.75 million and $1.5 million, respectively.

Rurban Financial Corp.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
December 31, 2012 and 2011

TABULAR DISCLOSURE OF CONTRACTUAL OBLIGATIONS

($ in thousands)	Payment due by period
		Lessthan 1			More than 5
Contractual Obligations	Total	year	1 -3years	3 -5years	years

Long-Term Debt Obligations	$21,000	$5,000	$8,500	$2,500	$5,000
Other Debt Obligations	22,322	750	952	-	20,620
Operating Lease Obligations	954	333	358	186	77
Other Long-Term Liabilities
Reflected on the Registrant's Balance Sheet under GAAP	194,071	95,274	75,721	21,149	1,927
Total	$238,347	$101,357	$85,531	$23,835	$27,624

The Company’s contractual obligations as of December 31, 2012 were comprised of long-term debt obligations, other debt obligations, operating lease obligations and other long-term liabilities.  Long-term debt obligations are comprised of FHLB Advances of $21.0 million.  Other debt obligations are comprised of Trust Preferred securities of $20.6 million and Notes Payable of $1.7 million.  The operating lease obligations are detailed in Note 21.  Other long-term liabilities include time deposits of $194.1 million.

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

Rurban Financial Corp.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
December 31, 2012 and 2011

The Federal Reserve Board together with the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation adopted a Joint Agency Policy Statement on interest rate risk effective June 26, 1996.  The policy statement provides guidance to examiners and bankers on sound practices for managing interest rate risk, which will form the basis for ongoing evaluation of the adequacy of interest rate risk management at supervised institutions.  The policy statement also outlines fundamental elements of sound management that have been identified in prior Federal Reserve guidance and discusses the importance of these elements in the context of managing interest rate risk.  Specifically, the guidance emphasizes the need for active board of director and senior management oversight and a comprehensive risk management process that effectively identifies, measures and controls interest rate risk.

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

There are several ways an institution can manage interest rate risk including: 1) matching repricing periods for new assets and liabilities, for example, by shortening or lengthening terms of new loans, investments, or liabilities; 2) selling existing assets or repaying certain liabilities; and 3) hedging existing assets, liabilities, or anticipated transactions.  An institution might also invest in more complex financial instruments intended to hedge or otherwise change interest rate risk. Interest rate swaps, futures contracts, options on futures contracts, and other such derivative financial instruments can be used for this purpose.  Because these instruments are sensitive to interest rate changes, they require management’s expertise to be effective.  The Company has not purchased derivative financial instruments in the past, but during 2012 the Company entered into interest rate swap agreements as an accommodation to certain loan customers.  See Note 5 to the financial statements.  The Company may purchase such instruments in the future if market conditions are favorable.

Quantitative Market Risk Disclosure.  The following table provides information about the Company’s financial instruments used for purposes other than trading that are sensitive to changes in interest rates as of December 31, 2012.  The table does not present when these items may actually reprice.  For loans receivable, securities, and liabilities with contractual maturities, the table presents principal cash flows and related weighted-average interest rates by contractual maturities as well as the historical impact of interest rate fluctuations on the prepayment of loans and mortgage backed securities.  For core deposits (demand deposits, interest-bearing checking, savings, and money market deposits) that have no contractual maturity, the table presents principal cash flows and applicable related weighted-average interest rates based upon the Company’s historical experience, management’s judgment and statistical analysis, as applicable, concerning their most likely withdrawal behaviors.  The current historical interest rates for core deposits have been assumed to apply for future periods in this table as the actual interest rates that will need to be paid to maintain these deposits are not currently known.  Weighted average variable rates are based upon contractual rates existing at the reporting date.

Principal/Notional Amount Maturing or Assumed to be Withdrawn In:

($ in thousands)	2013	2014	2015	2016	2017	Thereafter	Total
Rate Sensitive Assets
Variable Rate Loans	$57,845	$12,445	$9,237	$5,632	$4,179	$14,339	$103,677
Average interest rate	4.09%	3.98%	3.76%	3.98%	4.03%	3.81%	4.00%
Adjustable Rate Loans	$30,544	$24,476	$20,485	$18,215	$16,483	$91,738	$201,941
Average interest rate	4.43%	4.53%	4.60%	4.71%	4.56%	4.67%	4.60%
Fixed Rate Loans	$49,830	$32,090	$18,050	$15,539	$11,195	$37,214	$163,919
Average interest rate	4.73%	5.00%	4.72%	4.80%	4.69%	4.43%	4.72%
Total Loans	$138,219	$69,011	$47,772	$39,386	$31,857	$143,291	$469,536
Average interest rate	4.39%	4.65%	4.48%	4.64%	4.54%	4.52%	4.51%
Fixed rate investment securities	$25,452	$16,080	$8,101	$3,187	$1,673	$35,860	$90,353
Average interest rate	2.24%	1.28%	1.42%	1.86%	1.68%	2.81%	2.20%
Variable rate investment securities	$4,383	$2,268	$789	$725	$571	$3,361	$12,097
Average interest rate	0.89%	1.75%	1.40%	1.35%	1.20%	1.27%	1.23%
Fed Funds Sold & Other	$-	$-	$-	$-	$-	$-	$-
Average interest rate	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Total Rate Sensitive Assets	$168,054	$87,359	$56,662	$43,298	$34,101	$182,512	$571,986
Average interest rate	3.98%	3.96%	4.00%	4.38%	4.34%	4.12%	4.07%

Rate Sensitive Liabilities
Demand-Non Interest Bearing	$10,982	$9,431	$8,099	$6,957	$5,974	$36,356	$77,799
Demand-Interest Bearing	$13,956	$12,293	$10,831	$9,543	$8,408	$62,258	$117,289
Average interest rate	0.06%	0.06%	0.06%	0.06%	0.06%	0.06%	0.06%
Money Market Accounts	$10,076	$8,814	$7,707	$6,742	$5,897	$41,145	$80,381
Average interest rate	0.11%	0.11%	0.11%	0.11%	0.11%	0.11%	0.11%
Savings	$7,608	$6,462	$5,622	$4,892	$4,262	$28,615	$57,461
Average interest rate	0.03%	0.03%	0.03%	0.03%	0.03%	0.03%	0.03%
Certificates of Deposit	$95,293	$53,390	$22,335	$12,069	$9,080	$1,904	$194,071
Average interest rate	0.86%	1.20%	2.04%	1.94%	1.14%	3.79%	1.20%
Fixed rate FHLB Advances	$1,500	$8,500	$-	$2,500	$2,500	$2,500	$17,500
Average interest rate	2.84%	2.37%	0.00%	1.99%	1.19%	1.67%	2.09%
Variable rate FHLB Advances	$3,500	$-	$-	$-	$-	$-	$3,500
Average interest rate	0.25%	0.00%	0.00%	0.00%	0.00%	0.00%	0.25%
Fixed rate Notes Payable	$364	$386	$202	$-	$-	$10,310	$11,262
Average interest rate	6.00%	6.00%	6.00%	0.00%	0.00%	10.60%	10.21%
Variable rate Notes Payable	$750	$-	$-	$-	$-	$10,310	$11,060
Average interest rate	6.00%	0.00%	0.00%	0.00%	0.00%	2.11%	2.37%
Fed Funds Purchased, Repos & Other	$10,333	$-	$-	$-	$-	$-	$10,333
Average interest rate	0.10%	0.00%	0.00%	0.00%	0.00%	0.00%	0.10%
Total Rate Sensitive Liabilities	$154,362	$99,276	$54,796	$42,703	$36,121	$193,398	$580,656
Average interest rate	0.63%	0.89%	0.88%	0.70%	0.40%	0.78%	0.74%

Principal/Notional Amount Maturing or Assumed to be Withdrawn In:

Comparison of 2012 to 2011 ($ in thousands)	First Year	Years 2 - 5	Thereafter	Total

Total Rate Sensitive Assets:
At December 31,2012	$168,054	$221,420	$182,512	$571,987
At December 31,2011	166,416	232,916	164,122	563,455
Increase (decrease)	$1,638	$(11,496)	$18,390	$8,532

Total Rate Sensitive Liabilities:
At December 31,2012	$154,362	$232,896	$193,398	$580,656
At December 31,2011	199,798	351,119	22,811	573,728
Increase(decrease)	$(45,436)	$(118,223)	$170,587	$6,928

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

Item 7A.       Quantitative and Qualitative Disclosures About Market Risk.

The disclosures required by this item appear under the caption “Asset Liability Management” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations beginning on page 41 of this Annual Report on Form 10-K.

Item 8.          Financial Statements and Supplementary Data.

The Consolidated Balance Sheets of Rurban Financial Corp. and its subsidiaries as of December 31, 2012 and 2011, the related Consolidated Statements of Income, Comprehensive Income, Stockholders’ Equity and Cash Flows for the years then ended, the related Notes to Consolidated Financial Statements and the Report of Independent Registered Public Accounting Firm (BKD, LLP) in Rurban’s 2012 Annual Report, are incorporated herein by reference.

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

●
information required to be disclosed by the Company in this Annual Report on Form 10-K and other reports which the Company files or submits under the Exchange Act would be accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure;

●
information required to be disclosed by the Company in this Annual Report on Form 10-K and other reports which the Company files or submits under the Exchange Act would be recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and

●	the Company’s disclosure controls and procedures were effective as of the end of the fiscal year covered by this Annual Report on Form 10-K.

Management’s Annual Report on Internal Control Over Financial Reporting

The “Management’s Report on Internal Control Over Financial Reporting” included in the Company’s 2012 Annual Report is incorporated herein by reference.

Changes in Internal Controls Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Company’s fiscal year ended December 31, 2012, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.        Other Information

Not Applicable.

PART III

Item 10.        Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The information required by Item 401 of SEC Regulation S-K concerning the directors of the Company and the nominees for re-election as directors of the Company at the Annual Meeting of Shareholders to be held on April 24, 2013 (the “2013 Annual Meeting”), is incorporated herein by reference from the disclosure included in the Company’s definitive Proxy Statement relating to the 2013 Annual Meeting (the “2013 Proxy Statement”), under the caption “PROPOSAL NO. 1 – ELECTION OF DIRECTORS”.  The information concerning the executive officers of the Company required by Item 401 of SEC Regulation S-K is set forth in the portion of Part I of this Annual Report on Form 10-K entitled “Supplemental Item: Executive Officers of the Registrant.”

Compliance with Section 16(a) of the Exchange Act

The information required by Item 405 of SEC Regulation S-K is incorporated herein by reference from the disclosure included in the Company’s 2013 Proxy Statement under the caption “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE.”

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

Director Nominating Procedures

Information regarding the procedures by which shareholders of the Company may recommend and/or nominate individuals for election as directors of the Company is incorporated herein by reference from the disclosure included under the caption “CORPORATE GOVERNANCE – Nominating Procedures” in the Company’s 2013 Proxy Statement.  These procedures have not materially changed from those described in the Company’s definitive Proxy Statement for the 2012 Annual Meeting of Shareholders held on April 26, 2012.

Audit Committee

The information required by Items 407(d)(4) and 407(d)(5) of SEC Regulation S-K is incorporated herein by reference from the disclosure included under the caption “MEETINGS AND COMMITTEES OF THE BOARD – Committees of the Board – Audit Committee” in the Company’s 2013 Proxy Statement.

Item 11.        Executive Compensation.

The executive compensation information required by this item is incorporated herein by reference to the information contained in the Company’s 2013 Proxy Statement under the captions “COMPENSATION OF EXECUTIVE OFFICERS” and “DIRECTOR COMPENSATION”.

Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 403 of SEC Regulation S-K is incorporated herein by reference from the disclosure included in the Company’s 2013 Proxy Statement under the caption “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT”.

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

The following table shows, as of December 31, 2012, the number of common shares issuable upon exercise of outstanding stock options, the weighted-average exercise price of those stock options, and the number of common shares remaining for future issuance under the Company’s equity compensation plans (excluding common shares issuable upon exercise of outstanding stock options):

	Number of securities to be issued upon exercise of outstanding options, warrantsand rights	Weighted-average exercise price of outstanding options, warrantsand rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)

Plan category

Equity compensation plans approved by security holders	299,349	$9.86	104,000	(1)

Equity compensation plans not approved by security holders	N/A	N/A	N/A

(1)
Representscommon sharesof the Company remaining available for future issuance under the 2008 Plan (subject to certainadjustments). The 1997 Plan expired in accordance with itstermson March 12,2007, and no additional stock options, stock appreciation rightsor other awardsmy be granted under the 1997 Plan.

Item 13.        Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 404 of SEC Regulation S-K is incorporated herein by reference from the disclosure contained in the Company’s 2013 Proxy Statement under the caption “TRANSACTIONS WITH RELATED PERSONS”.

The information required by Item 407(a) of SEC Regulation S-K is incorporated herein by reference from the disclosure contained in the Company’s 2013 Proxy Statement under the caption “CORPORATE GOVERNANCE – Director Independence”.

Item 14.        Principal Accountant Fees and Services

The information required to be disclosed in this Item 14 is incorporated herein by reference from the disclosure contained in the Company’s 2013 Proxy Statement under the caption “AUDIT COMMITTEE DISCLOSURE” – Pre-Approval of Services Performed by Independent Registered Public Accounting Firm” and “AUDIT COMMITTEE DISCLOSURE” – Services of Independent Registered Public Accounting Firm for 2012 Fiscal Year”.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)  (1)     Financial Statements.

The following consolidated financial statements (and reports thereon) are incorporated herein by reference from the Company’s 2012 Annual Report:

●	Report of Independent Registered Public Accounting Firm (BKD, LLP)

●	Consolidated Balance Sheets as of December 31, 2012 and 2011

●	Consolidated Statements of Income for the Years ended December 31, 2012 and 2011

●	Consolidated Statements of Comprehensive Income for the Years ended December 31, 2012 and 2011

●	Consolidated Statements of Stockholders' Equity for the Years ended December 31, 2012 and 2011

●	Consolidated Statements of Cash Flows for Years ended December 31, 2012 and 2011

●	Notes to Consolidated Financial Statements

(a)  (2)     Financial Statement Schedules.

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
4.2	Amended and Restated Declaration of Trust of Rurban Statutory Trust II, dated as of September 15, 2005	Incorporated herein by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 (File No. 0-13507).
4.3	Guarantee Agreement, dated as of September 15, 2005, by and between Rurban Financial Corp. and Wilmington Trust Company, as Guarantee Trustee	Incorporated herein by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 (File No. 0-13507).
4.4	Agreement to furnish instruments and agreements defining rights of holders of long-term debt	Filed herewith.

Exhibit No.	Description	Location
10.1*	Rurban Financial Corp. Plan to Allow Directors to Elect to Defer Compensation	Incorporated herein by reference to Exhibit 10(v) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (File No. 0-13507).
10.2*	Rurban Financial Corp. 1997 Stock Option Plan	Incorporated herein by reference to Exhibit 10(v) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (File No. 0-13507).
10.3*	Form of Non-Qualified Stock Option Agreement with Five-Year Vesting under Rurban Financial Corp. 1997 Stock Option Plan	Incorporated herein by reference to Exhibit 10(w) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 0-13507).
10.4*	Form of Non-Qualified Stock Option Agreement with Vesting After One Year of Employment under Rurban Financial Corp. 1997 Stock Option Plan	Incorporated herein by reference to Exhibit 10(a) to the Company’s Current Report on Form 8-K filed March 21, 2005 (File No. 0-13507).
10.5*	Form of Incentive Stock Option Agreement with Five-Year Vesting under Rurban Financial Corp. 1997 Stock Option Plan	Incorporated herein by reference to Exhibit 10(x) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 0-13507).
10.6*	Form of Incentive Stock Option Agreement with Vesting After One Year of Employment under Rurban Financial Corp. 1997 Stock Option Plan	Incorporated herein by reference to Exhibit 10(c) to the Company’s Current Report on Form 8-K filed March 21, 2005 (File No. 0-13507).
10.7*	Form of Stock Appreciation Rights under Rurban Financial Corp. 1997 Stock Option Plan	Incorporated herein by reference to Exhibit 10(b) to the Company’s Current Report on Form 8-K filed March 21, 2005 (File No. 0-13507).
10.8*	Rurban Financial Corp. 2008 Stock Incentive Plan	Incorporated herein by reference to Exhibit 10 to the Company’s Current Report on Form 8-K filed April 22, 2008 (File No. 0-13507).
10.9*	Form of Restricted Stock Award Agreement (For Employees) under Rurban Financial Corp. 2008 Stock Option Plan	Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed April 22, 2008 (File No. 0-13507).
10.10*	Form of Incentive Stock Option Agreement with Five-Year Vesting under Rurban Financial Corp. 2008 Stock Incentive Plan	Incorporated herein by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (File No. 0-13507).
10.11*	Form of Non-Qualified Stock Option Award Agreement with Five-Year Vesting under Rurban Financial Corp. 2008 Stock Incentive Plan	Incorporated herein by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (File No. 0-13507).

Exhibit No.	Description	Location
10.12*	Employees’ Stock Ownership and Savings Plan of Rurban Financial Corp.	Incorporated herein by reference to Exhibit 10(y) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (File No. 0-13507).
10.13*	Rurban Financial Corp. Employee Stock Purchase Plan	Incorporated herein by reference to Exhibit 10(z) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (File No. 0-13507).
10.14*	Employment Agreement, dated July 30, 2010, between Rurban Financial Corp. and Mark A. Klein	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 5, 2010 (File No. 0-13507).
10.15*	Second Amended and Restated Change of Control Agreement, dated July 30, 2010, between Rurban Financial Corp. and Mark A. Klein	Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed August 5, 2010 (File No. 0-13507).
10.16*	Change of Control Agreement, dated April 21, 2010, between Rurban Financial Corp. and Anthony V. Cosentino	Incorporated herein by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (File No. 0-13507).
10.17*	Amended and Restated Supplemental Executive Retirement Plan Agreement, effective as of December 31, 2008, by and between Rurban Financial Corp. and Mark A. Klein	Filed herewith.
10.18*	First Amendment to Amended and Restated Supplemental Executive Retirement Plan Agreement, dated as April 20, 2009, by and between Rurban Financial Corp. and Mark A. Klein	Incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed April 22, 2009 (File No. 0-13507).
10.19*	Non-Qualified Deferred Compensation Plan effective as of January 1, 2007	Incorporated herein by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (File No. 0-13507)
10.20*	Rurban Financial Corp. and Affiliates Long-Term Incentive Compensation Plan	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 20, 2012 (File No. 0-13507)
10.21	Consent Order entered into by Rurban Financial Corp. and Rurbanc Data Services, Inc. with the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) on March 9, 2011	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 16, 2011 (File No. 0-13507)

Exhibit No.	Description	Location
10.22	Federal Reserve Board Letter of Termination of Consent Order dated February 11, 2013	Incorporated herein by reference to Exhibit 10.1 to the Company’s current Report on Form 8-K filed February 14, 2013 (File No. 0-13507)
11	Statement re: Computation of Per Share Earnings	Included in Note 1 of the Notes to Consolidated Financial Statements of Registrant filed herewith as Exhibit 13.
13	2012 Annual Report of Rurban Financial Corp. (not deemed filed except for portions thereof which are specifically incorporated by reference in this Annual Report on Form 10-K)	Specified portions filed herewith.
21	Subsidiaries of Registrant	Filed herewith.
23	Consent of BKD, LLP	Filed herewith.
24	Power of Attorney of Directors and Executive Officers	Included on signature page of this Annual Report on Form 10-K
31.1	Rule 13a-14(a)/15d-14(a) Certification – Principal Executive Officer	Filed herewith.
31.2	Rule 13a-14(a)/15d-14(a) Certification – Principal Financial Officer	Filed herewith.
32.1	Section 1350 Certification – Principal Executive Officer and Principal Financial Officer	Filed herewith.
101
The following materials from Rurban Financial Corp.’s 2012 Annual Report and incorporated therefrom in Rurban Financial Corp.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, formatted in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T:  (i) the Consolidated Balance Sheets as of December 31, 2012 and 2011; (ii) the Consolidated Statements of Income for the years ended December 31, 2012 and 2011; (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2012 and 2011; (iv) the Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2012 and 2011; (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2012 and 2011; and (vi) the Notes to Consolidated Financial Statements (furnished herewith)**

*Management contract or compensatory plan or arrangement.

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

RURBAN FINANCIAL CORP.

	By:	/s/ Anthony V. Cosentino
Date: March 12, 2013		Anthony V. Cosentino, Executive Vice President and Chief Financial Officer

Power of Attorney

KNOW ALL MEN BY THESE PRESENTS, that each undersigned officer and/or director of Rurban Financial Corp., an Ohio corporation (the “Corporation”), which is about to file with the Securities and Exchange Commission, Washington, D.C., under the provisions of the Securities Exchange Act of 1934, as amended, the Annual Report of the Corporation on Form 10-K for the fiscal year ended December 31, 2012, hereby constitutes and appoints Mark A. Klein and Anthony V. Cosentino, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign both the Annual Report on Form 10-K and any and all amendments and documents related thereto, and to file the same, and any and all exhibits, financial statements and schedules related thereto, and other documents in connection therewith, with the Securities and Exchange Commission and the NASDAQ Stock Market, granting unto said attorneys-in-fact and agents, and substitute or substitutes, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all things that each of said attorneys-in-fact and agents, or either of them or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Date	Capacity

/s/ Mark A. Klein	March 12, 2013	President and Chief Executive Officer
Mark A. Klein

/s/ Anthony V. Cosentino	March 12, 2013	Executive Vice President and Chief Financial Officer
Anthony V. Cosentino

/s/ Gary M. Cates	March 12, 2013	Director
Gary M. Cates

/s/ Robert A. Fawcett, Jr.	March 12, 2013	Director
Robert A. Fawcett, Jr.

/s/ Gaylyn J. Finn	March 12, 2013	Director
Gaylyn J. Finn

/s/ Richard L. Hardgrove	March 12, 2013	Director
Richard L. Hardgrove

/s/ Lynn A. “Zac” Isaac	March 12, 2013	Director
Lynn A. “Zac” Isaac

/s/ Rita A. Kissner	March 12, 2013	Director
Rita A. Kissner

/s/ Mark A. Klein	March 12, 2013	Director
Mark A. Klein

/s/ Thomas L. Sauer	March 12, 2013	Director
Thomas L. Sauer

/s/ Timothy J. Stolly	March 12, 2013	Director
Timothy J. Stolly
Date: March 12, 2013

ANNUAL REPORT ON FORM 10-K
FOR FISCAL YEAR ENDED DECEMBER 31, 2012

INDEX TO EXHIBITS

Exhibit No.	Description	Location
3.1	Amended Articles of Registrant, as amended	Incorporated herein by reference to Exhibit 3(a)(i) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1989 (File No. 0-13507).
3.2	Certificate of Amendment to the Amended Articles of Rurban Financial Corp.	Incorporated herein by reference to Exhibit 3(b) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993 (File No. 0-13507).
3.3	Certificate of Amendment to the Amended Articles of Rurban Financial Corp.	Incorporated herein by reference to Exhibit 3(c) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 0-13507).
3.4	Certificate of Amendment to the Amended Articles of Rurban Financial Corp.	Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 1, 2011.
3.5	Amended and Restated Regulations of Rurban Financial Corp.	Incorporated herein by reference to Exhibit 3.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (File No. 0-13507).
3.6	Certificate Regarding Adoption of Amendment to Section 2.01 of the Amended and Restated Regulations of Rurban Financial Corp. by the Shareholders on April 16, 2009	Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed April 22, 2009 (File No. 0-13507).
4.1
Indenture, dated as of September 15, 2005, by and between Rurban Financial Corp. and Wilmington Trust Company, as Debenture Trustee, relating to Floating Rate Junior Subordinated Deferrable Interest Debentures
Incorporated herein by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 (File No. 0-13507).
4.2	Amended and Restated Declaration of Trust of Rurban Statutory Trust II, dated as of September 15, 2005	Incorporated herein by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 (File No. 0-13507).
4.3	Guarantee Agreement, dated as of September 15, 2005, by and between Rurban Financial Corp. and Wilmington Trust Company, as Guarantee Trustee	Incorporated herein by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 (File No. 0-13507).

Exhibit No.	Description	Location
4.4	Agreement to furnish instruments and agreements defining rights of holders of long-term debt	Filed herewith.
10.1*	Rurban Financial Corp. Plan to Allow Directors to Elect to Defer Compensation	Incorporated herein by reference to Exhibit 10(v) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (File No. 0-13507).
10.2*	Rurban Financial Corp. 1997 Stock Option Plan	Incorporated herein by reference to Exhibit 10(v) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (File No. 0-13507).
10.3*	Form of Non-Qualified Stock Option Agreement with Five-Year Vesting under Rurban Financial Corp. 1997 Stock Option Plan	Incorporated herein by reference to Exhibit 10(w) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 0-13507).
10.4*	Form of Non-Qualified Stock Option Agreement with Vesting After One Year of Employment under Rurban Financial Corp. 1997 Stock Option Plan	Incorporated herein by reference to Exhibit 10(a) to the Company’s Current Report on Form 8-K filed March 21, 2005 (File No. 0-13507).
10.5*	Form of Incentive Stock Option Agreement with Five-Year Vesting under Rurban Financial Corp. 1997 Stock Option Plan	Incorporated herein by reference to Exhibit 10(x) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 0-13507).
10.6*	Form of Incentive Stock Option Agreement with Vesting After One Year of Employment under Rurban Financial Corp. 1997 Stock Option Plan	Incorporated herein by reference to Exhibit 10(c) to the Company’s Current Report on Form 8-K filed March 21, 2005 (File No. 0-13507).
10.7*	Form of Stock Appreciation Rights under Rurban Financial Corp. 1997 Stock Option Plan	Incorporated herein by reference to Exhibit 10(b) to the Company’s Current Report on Form 8-K filed March 21, 2005 (File No. 0-13507).
10.8*	Rurban Financial Corp. 2008 Stock Incentive Plan	Incorporated herein by reference to Exhibit 10 to the Company’s Current Report on Form 8-K filed April 22, 2008 (File No. 0-13507).
10.9*	Form of Restricted Stock Award Agreement (For Employees) under Rurban Financial Corp. 2008 Stock Option Plan	Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed April 22, 2008 (File No. 0-13507).
10.10*	Form of Incentive Stock Option Agreement with Five-Year Vesting under Rurban Financial Corp. 2008 Stock Incentive Plan	Incorporated herein by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (File No. 0-13507).

Exhibit No.	Description	Location
10.11*	Form of Non-Qualified Stock Option Award Agreement with Five-Year Vesting under Rurban Financial Corp. 2008 Stock Incentive Plan	Incorporated herein by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (File No. 0-13507).
10.12*	Employees’ Stock Ownership and Savings Plan of Rurban Financial Corp.	Incorporated herein by reference to Exhibit 10(y) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (File No. 0-13507).
10.13*	Rurban Financial Corp. Employee Stock Purchase Plan	Incorporated herein by reference to Exhibit 10(z) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (File No. 0-13507).
10.14*	Employment Agreement, dated July 30, 2010, between Rurban Financial Corp. and Mark A. Klein	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 5, 2010 (File No. 0-13507).
10.15*	Second Amended and Restated Change of Control Agreement, dated July 30, 2010, between Rurban Financial Corp. and Mark A. Klein	Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed August 5, 2010 (File No. 0-13507).
10.16*	Change of Control Agreement, dated April 21, 2010, between Rurban Financial Corp. and Anthony V. Cosentino	Incorporated herein by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (File No. 0-13507).
10.17*	Amended and Restated Supplemental Executive Retirement Plan Agreement, effective as of December 31, 2008, by and between Rurban Financial Corp. and Mark A. Klein	Filed herewith.
10.18*	First Amendment to Amended and Restated Supplemental Executive Retirement Plan Agreement, dated as April 20, 2009, by and between Rurban Financial Corp. and Mark A. Klein	Incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed April 22, 2009 (File No. 0-13507).
10.19*	Non-Qualified Deferred Compensation Plan effective as of January 1, 2007	Incorporated herein by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (File No. 0-13507)
10.20*	Rurban Financial Corp. and Affiliates Long-Term Incentive Compensation Plan	Incorporated by reference to Exhibit 10.1 to the Company’s Current Form 8-K filed August 20, 2012 (File No. 0-13507)

Exhibit No.	Description	Location
10.21	Consent Order entered into by Rurban Financial Corp and Rurbanc Data Services, Inc. with the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) on March 9, 2011	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 16, 2011 (File No. 0-13507)
10.22	Federal Reserve Board Letter of Termination of Consent Order dated February 11, 2013	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 14, 2013 (File No. 0-13507)
11	Statement re: Computation of Per Share Earnings	Included in Note 1 of the Notes to Consolidated Financial Statements of Registrant filed herewith as Exhibit 13.
13	2012 Annual Report of Rurban Financial Corp. (not deemed filed except for portions thereof which are specifically incorporated by reference in this Annual Report on Form 10-K)	Specified portions filed herewith.
21	Subsidiaries of Registrant	Filed herewith.
23	Consent of BKD, LLP	Filed herewith.
24	Power of Attorney of Directors and Executive Officers	Included on signature page of this Annual Report on Form 10-K
31.1	Rule 13a-14(a)/15d-14(a) Certification – Principal Executive Officer	Filed herewith.
31.2	Rule 13a-14(a)/15d-14(a) Certification – Principal Financial Officer	Filed herewith.
32.1	Section 1350 Certification – Principal Executive Officer and Principal Financial Officer	Filed herewith.

The following materials from Rurban Financial Corp.’s 2012 Annual Report and incorporated therefrom in Rurban Financial Corp.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, formatted in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T:  (i) the Consolidated Balance Sheets as of December 31, 2012 and 2011; (ii) the Consolidated Statements of Income for the years ended December 31, 2012 and 2011; (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2012 and 2011; (iv) the Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2012 and 2011; (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2012 and 2011; and (vi) the Notes to Consolidated Financial Statements (furnished herewith)**

*Management contract or compensatory plan or arrangement.

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