Form 10-Q
period 2013-03-31
SB FINANCIAL GROUP, INC.
filed 2013-05-14
CIK 767405

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________to___________________________

Commission file number 0-13507

SB FINANCIAL GROUP, INC.

(Exact name of registrant as specified in its charter)

Ohio	34-1395608
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

401 Clinton Street, Defiance, Ohio 43512

(Address of principal executive offices)
(Zip Code)

(419) 783-8950

 (Registrant’s telephone number, including area code)

RURBAN FINANCIAL CORP.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Shares, without par value	4,866,629 shares
(class)	(Outstanding at May 14, 2013)

SB FINANCIAL GROUP, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SB Financial Group, Inc.
Condensed Consolidated Balance Sheets
March 31, 2013 and December 31, 2012

	March	December
($ in Thousands)	2013	2012
	(unaudited)
ASSETS
Cash and due from banks	$28,031	19,144

Securities available for sale, at fair value	98,390	98,702
Other securities - FRB and FHLB Stock	3,748	3,748
Total investment securities	102,138	102,450

Loans held for sale	8,560	6,147

Loans, net of unearned income	455,443	463,389
Allowance for loan losses	(6,992)	(6,811)
Net loans	448,451	456,578

Premises and equipment, net	12,738	12,633
Purchased software	300	330
Cash surrender value of life insurance	12,659	12,577
Goodwill	16,353	16,353
Core deposits and other intangibles	1,066	1,219
Foreclosed assets held for sale, net	2,270	2,367
Mortgage servicing rights	4,068	3,775
Accrued interest receivable	1,618	1,235
Other assets	3,048	3,426
Total assets	$641,300	638,234

LIABILITIES AND EQUITY
Deposits
Non interest bearing demand	$79,579	77,799
Interest bearing demand	123,748	117,289
Savings	62,404	57,461
Money market	81,130	80,381
Time deposits	185,398	194,071
Total deposits	532,259	527,001

Notes payable	1,424	1,702
Advances from Federal Home Loan Bank	17,500	21,000
Repurchase agreements	10,983	10,333
Trust preferred securities	20,620	20,620
Accrued interest payable	515	138
Other liabilities	3,704	4,156
Total liabilities	587,005	584,950

Equity
Preferred stock	-	-
Common stock	12,569	12,569
Additional paid-in capital	15,381	15,374
Retained earnings	26,476	25,280
Accumulated other comprehensive income	1,623	1,830
Treasury stock, at cost (163,304 , 165,654 shares)	(1,754)	(1,769)
Total equity	54,295	53,284
Total liabilities and equity	$641,300	638,234

See notes to condensed consolidated financial statements (unaudited)

Note: The balance sheet at December 31, 2012 has been derived from the  audited consolidated financial statements at that date

SB Financial Group, Inc.
Condensed Consolidated Statements of Income (Unaudited)

($ in thousands, except share data)	Three Months Ended
	March	March
Interest income	2013	2012
Loans
Taxable	$5,883	$5,928
Nontaxable	24	23
Securities
Taxable	330	399
Nontaxable	170	147
Total interest income	6,407	6,497

Interest expense
Deposits	606	854
Other borrowings	14	34
Repurchase Agreements	2	68
Federal Home Loan Bank advances	90	74
Trust preferred securities	403	592
Total interest expense	1,115	1,622

Net interest income	5,292	4,875

Provision for loan losses	299	450

Net interest income after provision
for loan losses	4,993	4,425

Noninterest income
Data service fees	414	643
Trust fees	643	642
Customer service fees	616	631
Gain on sale of mtg. loans & OMSR's	1,484	1,181
Mortgage loan servicing fees, net	179	329
Gain on sale of non-mortgage loans	156	-
Net gain on sales of securities	20	-
Loss on sale or disposal of assets	(105)	(56)
Other income	160	211
Total non-interest income	3,567	3,581

Noninterest expense
Salaries and employee benefits	3,439	3,499
Net occupancy expense	518	548
Equipment expense	755	711
FDIC insurance expense	132	214
Data processing fees	77	113
Professional fees	429	385
Marketing expense	108	90
Printing and office supplies	46	78
Telephone and communication	158	144
Postage and delivery expense	215	229
State, local and other taxes	134	120
Employee expense	152	106
Other intangible amortization expense	153	157
OREO Impairment	33	-
Other expenses	321	282
Total non-interest expense	6,670	6,676

Income before income tax expense	1,890	1,330
Income tax expense	572	358

Net income	$1,318	$972

Common share data:
Basic earnings per common share	$0.27	$0.20

Diluted earnings per common share	$0.27	$0.20

See notes to condensed consolidated financial statements (unaudited)

SB Financial Group, Inc.
Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended Mar. 31,
($'s in thousands)	2013	2012

Net income	$1,318	$972
Other comprehensive (loss) income:
Available-for-sale investment securities:
Gross unrealized holding gains arising in the period	(294)	162
Related tax expense	100	(55)
Less: reclassification adjustment for gains realized in income	(20)	-
Related tax expense	7	-
Net effect on other comprehensive (loss) income	(207)	107
Total comprehensive income	$1,111	$1,079

SB Financial Group, Inc.
Condensed Consolidated Statements of Changes in Stockholders Equity (Unaudited)

					Accumulated
					Other
($'s in thousands)	Preferred	Common	Additional	Retained	Comprehensive	Treasury
	Stock	Stock	Paid-In Capital	Earnings	Income (Loss)	Stock	Total
Balance, January 1, 2013	$-	$12,569	$15,374	$25,280	$1,830	$(1,769)	$53,284
Net Income				1,318			1,318
Other Comprehensive Income					(207)		(207)
Dividends on Common Stk., $0.025 per share				(122)			(122)
Stock options exercised			(5)			15	10
Expense of stock option plan			12				12

Balance, March 31, 2013	$-	$12,569	$15,381	$26,476	$1,623	$(1,754)	$54,295

Balance, January 1, 2012	$-	$12,569	$15,323	$20,466	$1,343	$(1,769)	$47,932
Net Income				972			972
Other Comprehensive Income					107		107
Expense of stock option plan			15				15

Balance, March 31, 2012	$-	$12,569	$15,338	$21,438	$1,450	$(1,769)	$49,026

See notes to condensed consolidated financial statements (unaudited)

SB Financial Group, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended Mar. 31,
($'s in thousands)	2013	2012
Operating Activities
Net Income	$1,318	$972
Items (using)/providing cash
Depreciation and amortization	287	334
Provision for loan losses	299	450
Expense of share-based compensation plan	12	15
Amortization of premiums and discounts on securities	273	368
Amortization of intangible assets	153	157
Amortization of originated mortgage servicing rights	330	349
Recapture of originated mortgage servicing rights impairment	(171)	(419)
Proceeds from sale of loans held for sale	73,868	62,897
Originations of loans held for sale	(71,967)	(68,331)
Gain from sale of loans	(1,640)	(1,181)
Gain on sales of available for sale securities	(20)	-
Loss on sale of foreclosed assets	65	15
Income from bank owned life insurance	(82)	(88)
OREO impairment	33	-
Changes in
Interest receivable	(383)	(167)
Other assets	(2,983)	610
Interest payable and other liabilities	(197)	(68)

Net cash used in operating activities	(805)	(4,087)

Investing Activities
Purchase of available-for-sale securities	(11,233)	(11,295)
Purchase of Federal Home Loan Bank stock	-	-
Proceeds from maturities of available-for-sale securities	9,723	12,463
Proceeds from sales of availabe-for-sale-securities	1,235	-
Net change in loans	7,450	2,432
Purchase of premises and equipment and software	-	(771)
Proceeds from sales or disposal of premises and equipment	-	701
Proceeds from sale of foreclosed assets	377	27

Net cash provided by investing activities	7,552	3,557

Financing Activities
Net increase in demand deposits, money market,
interest checking and savings accounts	13,931	28,055
Net decrease in certificates of deposit	(8,673)	(11,328)
Net increase (decrease) in securities sold under agreements to repurchase	650	(1,008)
Repayment of Federal Home Loan Bank advances	(3,500)	(165)
Proceeds from stock options exercised	10	-
Repayment of notes payable	(278)	(269)

Net cash provided by financing activities	2,140	15,285

Increase in Cash and Cash Equivalents	8,887	14,756

Cash and Cash Equivalents, Beginning of Year	19,144	14,846

Cash and Cash Equivalents, End of Period	$28,031	$29,602

Supplemental Cash Flows Information

Interest paid	$738	$1,020
Income taxes paid (refunded)	$50	$-
Transfer of loans to foreclosed assets	$378	$14
Dividends Payable	$122	$-

See notes to condensed consolidated financial statements (unaudited)

SB FINANCIAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A—BASIS OF PRESENTATION

The Company changed the name of its holding company from Rurban Financial Corp., to SB Financial Group, Inc.  This change occurred on April 18, 2013.  The change in name was linked to a rebranding of all of the Company’s financial activities under the State Bank brand.

SB Financial Group, Inc. (the “Company”) is a bank holding company whose principal activity is the ownership and management of its wholly-owned subsidiaries, The State Bank and Trust Company (“State Bank”), RFCBC, Inc. (“RFCBC”), Rurbanc Data Services, Inc. dba RDSI Banking Systems (“RDSI”), Rurban Statutory Trust I (“RST I”), and Rurban Statutory Trust II (“RST II”).  State Bank owns all the outstanding stock of Rurban Mortgage Company (“RMC”), Rurban Investments, Inc. (“RII”) and State Bank Insurance, LLC (“SBI”).

The consolidated financial statements include the accounts of the Company, State Bank, RFCBC, RDSI, RMC, RII, and SBI.  All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q.  Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  The financial statements reflect all adjustments that are, in the opinion of management, necessary to fairly present the financial position, results of operations and cash flows of the Company.  Those adjustments consist only of normal recurring adjustments.  Results of operations for the three months ended March 31, 2013, are not necessarily indicative of results for the complete year.

The condensed consolidated balance sheet of the Company as of December 31, 2012 has been derived from the audited consolidated balance sheet of the Company as of that date.

For further information, refer to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

NOTE B—EARNINGS PER SHARE

Earnings per share (EPS) have been computed based on the weighted average number of shares outstanding during the periods presented. For the period ended March 31, 2013, share based awards totaling 151,899 common shares were not considered in computing diluted EPS as they were anti-dilutive.  For the period ended March 31, 2012, share based awards totaling 303,974 common shares were not considered in computing diluted EPS as they were anti-dilutive. The average number of shares used in the computation of basic and diluted earnings per share were:

	Three Months Ended
(shares in thousands)	March 31,
	2013	2012
Basic earnings per share	4,863	4,862
Diluted earnings per share	4,870	4,862

NOTE C - SECURITIES

The amortized cost and appropriate fair values, together with gross unrealized gains and losses, of securities at March 31, 2013 and December 31, 2012 are as follows:

($'s in thousands)		Gross	Gross
	Amortized	Unrealized	Unrealized	Approximate
	Cost	Gains	Losses	Fair Value
Available-for-Sale Securities:
March 31, 2013:
U.S. Treasury and Government agencies	$16,583	$212	$-	$16,795
Mortgage-backed securities	59,714	1,043	(48)	60,709
State and political subdivisions	16,734	1,269	(17)	17,986
Money Market Mutual Fund	2,877	-	-	2,877
Equity securities	23	-	-	23

	$95,931	$2,524	$(65)	$98,390

($'s in thousands)		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Available-for-Sale Securities:
December 31, 2012:
U.S. Treasury and Government agencies	$14,301	$210	$-	$14,511
Mortgage-backed securities	62,661	1,136	(33)	63,764
State and political subdivisions	16,789	1,462	(2)	18,249
Money Market Mutual Fund	2,155	-	-	2,155
Equity securities	23	-	-	23

	$95,929	$2,808	$(35)	$98,702

The amortized cost and fair value of securities available for sale at March 31, 2013, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale
	Amortized	Fair
($'s in thousands)	Cost	Value
March 31, 2013:
Within one year	$1,026	$1,041
Due after one year through five years	3,996	4,058
Due after five years through ten years	11,623	12,024
Due after ten years	16,672	17,658
	33,317	34,781

Mortgage-backed securities, money market mutual funds & equity securities	62,614	63,609

Totals	$95,931	$98,390

The fair value of securities pledged as collateral, to secure public deposits and for other purposes, was $52.6 million at March 31, 2013 and $49.8 million at December 31, 2012.  The fair value of securities delivered for repurchase agreements was $16.3 million at March 31, 2013 and $16.2 million at December 31, 2012.

Gross gains of $0.02 million resulting from sales of available-for-sale securities, were realized during the three month period ending March 31, 2013.  The $0.02 million gain on sale is a reclassification from accumulated other comprehensive income and is included in the net gain on sales of securities.  The related $0.007 million tax benefit is a reclassification from accumulated other comprehensive income and is included in the income tax expense line item in the income statement.  There were no realized gains or losses from sales of available-for-sale securities for the three month period ending March 31, 2012.

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost.  Total fair value of these investments was $11.2 million at March 31, 2013, and $6.02 million at December 31, 2012, which was approximately 11.4 and 6.1 percent, respectively, of the Company’s available-for-sale investment portfolio at such dates.  Based on evaluation of available evidence, including recent changes in market interest rates, credit rating information and information obtained from regulatory filings, management believes the declines in fair value for these securities are temporary.  Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.

Securities with unrealized losses, aggregated by investment class and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2013 and December 31, 2012 are as follows:

($ in thousands)	Less than 12 Months		12 Months or Longer		Total
March 31, 2013	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-Sale Securities:
Mortgage-backed securities	$9,514	$(48)	$-	$-	$9,514	$(48)
State and political subdivisions	1,462	(17)	251	-	1,713	(17)

	$10,976	$(65)	$251	$-	$11,227	$(65)

($ in thousands)	Less than 12 Months		12 Months or Longer		Total
December 31, 2012	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-Sale Securities:
Mortgage-backed securities	$5,202	$(33)	$342	$-	$5,544	$(33)
State and political subdivisions	229	(1)	251	(1)	480	(2)

	$5,431	$(34)	$593	$(1)	$6,024	$(35)

The total unrealized losses on the mortgage-backed securities portfolio, all of which are residential mortgage-backed securities, are derived mainly from two private label senior tranche CMO securities.  Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concern warrants such evaluation.  Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent of the Company to not sell the investment and whether it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost.  Management has determined there is no other-than-temporary-impairment on these CMO securities.

NOTE D – LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans that management has the intent and ability to hold for the foreseeable future, or until maturity or payoffs, are reported at their outstanding principal balances adjusted for any charge-offs, the allowance for loan losses, any deferred fees or costs on originated loans and unamortized premiums or discounts on purchased loans.  Interest income is reported on the interest method and includes amortization of net deferred loan fees and costs over the loan term.  Generally, all loan classes are placed on non-accrual status not later than 90 days past due, unless the loan is well-secured and in the process of collection.  All interest accrued, but not collected for loans that are placed on non-accrual or charged-off, is reversed against interest income.  The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual.  Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

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

Categories of loans at March 31, 2013 and December 31, 2012 include:

($ in thousands)	Total Loans		Non-Accrual Loans		Non-Accrual Percentage
	Mar. 2013	Dec. 2012	Mar. 2013	Dec. 2012	Mar. 2013	Dec. 2012
Commercial	$80,694	$81,767	1,135	1,246	1.41%	1.52%
Commercial real estate	199,615	201,392	457	782	0.23%	0.39%
Agricultural	37,950	42,276	-	-	0.00%	0.00%
Residential real estate	89,669	87,859	2,614	2,631	2.92%	2.99%
Consumer	47,640	50,223	605	646	1.27%	1.29%
Leasing	138	148	-	-	0.00%	0.00%
Total loans	455,706	463,665	$4,811	$5,305	1.06%	1.14%
Less
Net deferred loan fees, premiums and discounts	(263)	(276)
Loans, net of unearned income	$455,443	$463,389
Allowance for loan losses	$(6,992)	$(6,811)

The following tables present the activity in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of March 31, 2013, December 31, 2012 and March 31, 2012.

For the Period Ended		Commercial
March 31, 2013	Commercial	RE &	Agricultural	Residential	Home Equity
($'s in thousands)	& Industrial	Construction	& Farmland	Real Estate	& Consumer	Other	Unallocated	Total

Allowance for loan losses:

Beginning balance	$1,561	$3,034	$186	$1,088	$839	$103	$-	$6,811
Charge Offs	-	(5)	-	-	(131)	-	-	(136)
Recoveries	3	13	1	-	1	-	-	18
Provision	(84)	224	(8)	22	136	$9	-	299
Ending Balance	$1,480	$3,266	$179	$1,110	$845	$112	$-	$6,992

Ending balance:
individually
evaluated for
impairment	$397	$52	$-	$367	$203			$1,019
Ending balance:
collectively
evaluated for
impairment	$1,083	$3,214	$179	$743	$642	$112	$-	$5,973
Loans:
Ending balance:
individually
evaluated for
impairment	$1,121	$395	$-	$2,585	$636			$4,737
Ending balance:
collectively
evaluated for
impairment	$79,573	$199,220	$37,950	$87,084	$47,004	$138	$-	$450,969

For the Year Ended		Commercial
December 31, 2012	Commercial	RE &	Agricultural	Residential	Home Equity
($'s in thousands)	& Industrial	Construction	& Farmland	Real Estate	& Consumer	Other	Unallocated	Total

Ending balance:
individually
evaluated for
impairment	$485	$55	$-	$386	$195			$1,121
Ending balance:
collectively
evaluated for
impairment	$1,076	$2,979	$186	$702	$644	$103	$(1)	$5,690
Loans:
Ending balance:
individually
evaluated for
impairment	$1,232	$725	$-	$2,683	$682			$5,322
Ending balance:
collectively
evaluated for
impairment	$80,535	$200,667	$42,276	$85,176	$49,541	$148	$-	$458,343

For the Period Ended		Commercial
March 31, 2012	Commercial	RE &	Agricultural	Residential	Home Equity
($'s in thousands)	& Industrial	Construction	& Farmland	Real Estate	& Consumer	Other	Unallocated	Total

ALLOWANCE FOR LOAN AND LEASE LOSSES

Beginning balance	$1,914	$2,880	$51	$956	$599	$139	$(10)	$6,529
Charge Offs	(205)	(42)	-	(51)	(160)	(16)	-	(474)
Recoveries	2	23	1	71	2	3	2	104
Provision	144	52	-	24	212	9	9	450
Ending Balance	$1,855	$2,913	$52	$1,000	$653	$135	$1	$6,609

The risk characteristics of each loan portfolio segment are as follows:

Commercial and Agricultural

Commercial and agricultural loans are primarily based on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower.  The cash flows of borrowers, however, may not be as expected and the collateral securing these loans may fluctuate in value.  Most commercial loans are secured by the assets being financed or other business assets, such as accounts receivable or inventory, and may include a personal guarantee.  Short-term loans may be made on an unsecured basis.  In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers.

Commercial Real Estate including Construction

Commercial real estate loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate.  Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is generally dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan.  Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy.  The characteristics of properties securing the Company’s commercial real estate portfolio are diverse, but with geographic location almost entirely in the Company’s market area.  Management monitors and evaluates commercial real estate loans based on collateral, geography and risk grade criteria.  In general, the Company avoids financing single purpose projects unless other underwriting factors are present to help mitigate risk.  In addition, management tracks the level of owner-occupied commercial real estate versus non-owner-occupied loans.

Construction loans are underwritten utilizing feasibility studies, independent appraisal reviews and financial analysis of the developers and property owners.  Construction loans are generally based on estimates of costs and value associated with the completed project.  These estimates may be inaccurate.  Construction loans often involve the disbursement of substantial funds with repayment substantially dependent on the success of the ultimate project.  Sources of repayment for these types of loans may be pre-committed permanent loans from approved long-term lenders, sales of developed property or an interim loan commitment from the Company until permanent financing is obtained.  These loans are closely monitored by on-site inspections and are considered to have higher risks than other real estate loans due to their ultimate repayment being sensitive to interest rate changes, governmental regulation of real property, general economic conditions and the availability of long-term financing.

Residential and Consumer

Residential and consumer loans consist of two segments – residential mortgage loans and personal loans.  Residential mortgage loans are secured by 1-4 family residences and are generally owner-occupied, and the Company generally establishes a maximum loan-to-value ratio and requires private mortgage insurance if that ratio is exceeded.  Home equity loans are typically secured by a subordinate interest in 1-4 family residences, and consumer personal loans are secured by consumer personal assets, such as automobiles or recreational vehicles.  Some consumer personal loans are unsecured, such as small installment loans and certain lines of credit.  Repayment of these loans is primarily dependent on the personal income of the borrowers, which can be impacted by economic conditions in their market areas, such as unemployment levels.  Repayment can also be impacted by changes in property values on residential properties.  Risk is mitigated by the fact that these loans are of smaller individual amounts and spread over a large number of borrowers.

The following tables present the credit risk profile of the Company’s loan portfolio based on rating category and payment activity as of March 31, 2013 and December 31, 2012.

Mar. 31, 2013	Commercial	Comm. RE	Agricultural	Residential	Home Equity
Loan Grade	& Industrial	& Construction	& Farmland	Real Estate	& Consumer	Other	Total
($ in thousands)
1-2	$764	$96	$106	$-	$2	$-	$968
3	26,077	51,425	6,830	78,972	42,830	17	206,151
4	51,385	131,228	30,980	6,196	3,930	121	223,840
Total Pass	78,226	182,749	37,916	85,168	46,762	138	430,959

Special Mention	94	13,318	-	1,424	144	-	14,980
Substandard	1,351	3,089	34	463	205	-	5,142
Doubtful	1,023	459	-	2,614	529	-	4,625
Loss	-	-	-	-	-	-	-
Total	$80,694	$199,615	$37,950	$89,669	$47,640	$138	$455,706

Dec. 31, 2012	Commercial	Comm. RE	Agricultural	Residential	Home Equity
Loan Grade	& Industrial	& Construction	& Farmland	Real Estate	& Consumer	Other	Total
($ in thousands)
1-2	$1,108	$101	$109	$-	$-	$-	$1,318
3	23,028	55,175	7,938	77,221	45,063	17	208,442
4	54,871	129,846	34,195	6,285	4,223	131	229,551
Total Pass	79,007	185,122	42,242	83,506	49,286	148	439,311

Special Mention	88	12,370	-	1,186	190	-	13,834
Substandard	1,429	3,024	34	699	144	-	5,330
Doubtful	1,243	876	-	2,468	603	-	5,190
Loss	-	-	-	-	-	-	-
Total	$81,767	$201,392	$42,276	$87,859	$50,223	$148	$463,665

The Company evaluates the loan risk grading system definitions and allowance for loan loss methodology on an ongoing basis.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass (1-4) rated loans. Pass ratings are assigned to those borrowers that do not have identified potential or well-defined weaknesses and for which there is a high likelihood of orderly repayment. All other categories are updated on a quarterly basis.

The following tables present the Company’s loan portfolio aging analysis as of March 31, 2013 and December 31, 2012.

	30-59 Days	60-89 Days	Greater Than	Total Past		Total Loans
March 31, 2013	Past Due	Past Due	90 Days	Due	Current	Receivable
($ in thousands)

Commercial & Industrial	$1	$23	$347	$371	$80,323	$80,694
Commercial RE	66	67	264	397	199,218	199,615
Agricultural & Farmland	-	-	-	-	37,950	37,950
Residential Real Estate	173	-	1,384	1,557	88,112	89,669
Home Equity & Consumer	242	119	269	630	47,010	47,640
Other	-	-	-	-	138	138
Total Loans	$482	$209	$2,264	$2,955	$452,751	$455,706

	30-59 Days	60-89 Days	Greater Than	Total Past		Total Loans
December 31, 2012	Past Due	Past Due	90 Days	Due	Current	Receivable
($ in thousands)

Commercial & Industrial	$26	$2	$497	$525	$81,242	$81,767
Commercial RE	1,623	320	264	2,207	199,185	201,392
Agricultural & Farmland	-	-	-	-	42,276	42,276
Residential Real Estate	90	139	1,467	1,696	86,163	87,859
Home Equity & Consumer	319	76	280	675	49,548	50,223
Other	-	-	-	-	148	148
Total Loans	$2,058	$537	$2,508	$5,103	$458,562	$463,665

All loans past due 90 days are systematically placed on nonaccrual status.

A loan is considered impaired, in accordance with the impairment accounting guidance (ASC 310-10-35-16). When based on current information and events, it is probable State Bank will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan.  Impaired loans include nonperforming commercial loans but also include loans modified in troubled debt restructurings where concessions have been granted to borrowers experiencing financial difficulties.  These concessions could include a reduction in the interest rate on the loan, payment extensions, forgiveness of principal, forebearance or other actions intended to maximize collection.

The following tables present impaired loan information as of and for the three months ended March 31, 2013 and 2012, and for the twelve months ended December 31, 2012:

Three Months Ended
March 31, 2013		Unpaid		Average	Interest
($'s in thousands)	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Commercial & Industrial	$24	$1,909	$-	$24	$-
Commercial RE & Construction	202	202	-	202	-
Agricultural & Farmland	-	-	-	-	-
Residential Real Estate	1,039	1,093	-	1,164	13
Home Equity & Consumer	176	176	-	182	2
All Impaired Loans < $100,000	1,172	1,172	-	1,172	-
With a specific allowance recorded:
Commercial & Industrial	1,097	1,097	397	1,097	-
Commercial RE & Construction	193	193	52	197	2
Agricultural & Farmland	-	-	-	-	-
Residential Real Estate	1,546	1,546	367	1,622	16
Home Equity & Consumer	460	460	203	478	8
All Impaired Loans < $100,000	-	-	-	-	-
Totals:
Commercial & Industrial	$1,121	$3,006	$397	$1,121	$-
Commercial RE & Construction	$395	$395	$52	$399	$2
Agricultural & Farmland	$-	$-	$-	$-	$-
Residential Real Estate	$2,585	$2,639	$367	$2,786	$29
Home Equity & Consumer	$636	$636	$203	$660	$10
All Impaired Loans < $100,000	$1,172	$1,172	$-	$1,172	$-

Twelve Months Ended
December 31, 2012		Unpaid
($'s in thousands)	Recorded	Principal	Related
	Investment	Balance	Allowance
With no related allowance recorded:
Commercial & Industrial	$394	$2,280	$-
Commercial RE & Construction	527	1,529	-
Agricultural & Farmland	-	-	-
Residential Real Estate	1,122	1,204	-
Home Equity & Consumer	228	260	-
All Impaired Loans < $100,000	1,336	1,336	-
With a specific allowance recorded:
Commercial & Industrial	838	944	485
Commercial RE & Construction	198	198	55
Agricultural & Farmland	-	-	-
Residential Real Estate	1,561	1,561	386
Home Equity & Consumer	454	454	195
All Impaired Loans < $100,000	-	-	-
Totals:
Commercial & Industrial	$1,232	$3,224	$485
Commercial RE & Construction	$725	$1,727	$55
Agricultural & Farmland	$-	$-	$-
Residential Real Estate	$2,683	$2,765	$386
Home Equity & Consumer	$682	$714	$195
All Impaired Loans < $100,000	$1,336	$1,336	$-

Three Months Ended
March 31, 2012	Average	Interest
($'s in thousands)	Recorded	Income
	Investment	Recognized
With no related allowance recorded:
Commercial	$127	$-
Commercial Real Estate	2,037	6
Agricultural	113	-
Residential	772	14
Home Equity Consumer & Other	315	4
All Impaired Loans < $100,000	1,157	-
With a specific allowance recorded:
Commercial	1,896	-
Commercial Real Estate	1,145	-
Agricultural	113	-
Residential	1,768	21
Home Equity Consumer & Other	251	2
All Impaired Loans < $100,000	-	-
Totals:
Commercial	$2,023	$-
Commercial Real Estate	$3,182	$6
Agricultural	$226	$-
Residential	$2,540	$35
Home Equity Consumer & Other	$566	$6
All Impaired Loans < $100,000	$1,157	$-

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

●
Interest rate reduction: A reduction of the stated interest rate to a nonmarket rate for the remaining original life of the debt. The Company also may grant interest rate concessions for a limited timeframe on a case by case basis.

●	Amortization or maturity date change beyond what the collateral supports, including any of the following:

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

●
Other:  A concession that is not categorized as one of the concessions described above.  These concessions include, but are not limited to: principal forgiveness, collateral concessions, covenant concessions, and reduction of accrued interest.  Principal forgiveness may result from any TDR modification of any concession type.

The table below presents the activity of TDRs during the three months ended March 31, 2013, and March 31, 2012.

	March 31, 2013
		Pre-Modification	Post-Modification
	Number of	Recorded	Recorded
($ in thousands)	Contracts	Investment	Investment

Residential Real Estate	1	$14	$14
Consumer	1	13	13
Commercial Real Estate	-	-	-

Total	2	$27	$27

The loans described above increased the ALLL by $13,000 in the three month period ending March 31, 2013.

March 31, 2012
		Pre-Modification	Post-Modification
	Number of	Recorded	Recorded
($ in thousands)	Contracts	Investment	Investment

Residential Real Estate	4	$116	$116
Consumer	-	-	-
Commercial Real Estate	-	-	-

Total	4	$116	$116

The loans described above increased the ALLL by $18,000 in the three month period ending March 31, 2012.

Of the TDRs entered into during the last twelve months, two had subsequently defaulted as of March 31, 2013.  The total balance of these redefaults was $0.19 million.  Redefaults are defined as loans that were performing TDRs that became 90 days or more past due post restructuring.  All TDRs resulted from a reduction to a borrower’s rate or change in amortization.  No principal reductions have been granted.

NOTE E - NEW ACCOUNTING PRONOUNCEMENTS

ASU No. 2013-02, Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income.

The objective of this ASU is to improve the reporting of reclassifications out of accumulated other comprehensive income.  The amendments require an entity to report the effect of significant reclassifications on the respective line items in net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income.

The amendments in this update are effective prospectively for reporting periods beginning after December 15, 2012.  SB Financial Group has adopted these amendments and they do not have a material impact on the Company’s Condensed Consolidated Financial Statements.

ASU No. 2012-02, Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment.

This ASU amends Topic 350 to allow the Company to first assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired.  If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action.  However, if the Company concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform a quantitative impairment test by comparing the fair value with the carrying amount in accordance with Codification Subtopic 350-30, Intangibles-Goodwill and Other, General Intangibles Other than Goodwill.

The Company also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test.  An entity will be able to resume performing the qualitative assessment in any subsequent period.

The amendments in this update are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012.  Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012.  Management has determined that the adoption of ASU 2012-02 will not have a material impact on the Company’s Condensed Consolidated Financial Statements.

ASU 2011-04, Fair Value Measurements and Disclosures (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.

This ASU amends Topic 820 to add both additional clarifications to existing fair value measurement and disclosure requirements and changes to existing principles and disclosure guidance.  Clarifications were made to the relevancy of the highest and best use valuation concept, measurement of an instrument classified in an entity’s shareholder’s equity and disclosure of quantitative information about the unobservable inputs for Level 3 fair value measurements.  Changes to existing principles and disclosures included measurement of financial instruments managed within a portfolio, the application of premiums and discounts in fair value measurement, and additional disclosures related to fair value measurements.  The updated guidance and requirements are effective for financial statements issued for the first interim or annual period beginning after December 15, 2011, and should be applied prospectively.  Early adoption is permitted.  Management adopted ASU 2011-04 effective January 1, 2012, as required, without a material impact on the Company’s Condensed Consolidated Financial Statements.

ASU 2011-05, Other Comprehensive Income (Topic 220): Presentation of Comprehensive Income.

This ASU amends Topic 220 to give an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income (OCI) either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  An entity is also required to present on the face of the financial statement reclassification adjustments for items that are reclassified from OCI to net income in the statement(s) where the components of net income and the components of OCI are presented.  The amendments do not change items that must be reported in OCI or when an item of OCI must be reclassified to net income, only the format for presentation.  The updated guidance and requirements are effective for financial statements issued for the fiscal years, and the interim periods within those years, beginning after December 15, 2011.  The amendments should be applied retrospectively.  On October 21, 2011, the FASB issued a proposed deferral of the requirement that companies present reclassification adjustments for each component of OCI in both net income and OCI on the face of the financial statements.  Early adoption is permitted.  Management adopted ASU 2011-05 effective January 1, 2012, as required.  The statements of comprehensive income have been included within this Form 10-Q.

ASC 2011-08 – Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment.

The ASU amends Topic 350 to permit an entity the option to first assess qualitative factors to determine whether it is more likely than not (50% threshold) that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test.  The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued.  Management anticipates this standard will have no material effect on the Company’s Condensed Consolidated Financial Statements.

NOTE F – SEGMENT INFORMATION

The reportable segments are determined by the products and services offered, primarily distinguished between banking and data processing operations.  “Other” segment information includes the accounts of the holding company, SB Financial Group, which provides management and operational services to its subsidiaries.  Information reported internally for performance assessment follows.

NOTE F -- SEGMENT INFORMATION

As of and for the three months ended March 31, 2013

		Data		Total	Intersegment	Consolidated
Income statement information ($'s in thousands)	Banking	Processing	Other	Segments	Elimination	Totals

Net interest income (expense)	$5,708	$(14)	$(403)	$5,291	$1	$5,292
Other revenue - external customers	3,164	415	-	3,579		3,579
Other revenue - other segments	97	339	21	457	(469)	(12)

Total revenue	8,969	740	(382)	9,327	(468)	8,859

Non-interest expense	6,132	703	272	7,107	(437)	6,670

Significant non-cash items:

Depreciation and amortization	250	35	2	287	-	287

Provision for loan losses	299	-	-	299	-	299

Income tax expense (benefit)	782	13	(223)	572	-	572

Segment profit (loss)	$1,756	$24	$(431)	$1,349	$(31)	$1,318

Balance sheet information

Total assets	$637,257	$2,236	$3,590	$643,083	$(1,783)	$641,300

Goodwill and intangibles	$17,419	$-	$-	$17,419	$-	$17,419

Premises and equipment expenditures	$-	$-	$-	$-	$-	$-

As of and for the three months ended March 31, 2012
		Data		Total	Intersegment	Consolidated
Income statement information ($'s in thousands)	Banking	Processing	Other	Segments	Elimination	Totals

Net interest income (expense)	$5,501	$(13)	$(613)	$4,875		$4,875
Other revenue - external customers	2,963	620	17	3,600		3,600
Other revenue - other segments	80	814	54	948	(967)	(19)

Total revenue	8,544	1,421	(542)	9,423	(967)	8,456

Non-interest expense	6,447	883	295	7,625	(949)	6,676

Significant non-cash items:

Depreciation and amortization	225	106	3	334	-	334

Provision for loan losses	450	-	-	450	-	450

Income tax expense (benefit)	465	183	(290)	358	-	358

Segment profit (loss)	$1,182	$355	$(547)	$990	$(18)	$972

Balance sheet information

Total assets	$639,389	$2,856	$6,216	$648,461	$(3,485)	$644,976

Goodwill and intangibles	$18,044	$-	$-	$18,044	$-	$18,044

Premises and equipment expenditures	$769	$2	$-	$771	$-	$771

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

Non-designated Hedges

The Company does not use derivatives for trading or speculative purposes.  Derivatives not designated as hedges are not speculative and result from a service the Company provides to certain customers.  The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies.  Those interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions.  As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings.  As of March 31, 2013, the notional amount of customer-facing swaps was approximately $7.51 million.  This amount is offset with third party counterparties, as described above.

The Company has minimum collateral posting thresholds with its derivative counterparties.  As of March 31, 2013, the Company had posted cash as collateral in the amount of $0.21 million.

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of the Company’s derivative financial instruments, as well as their classification on the Balance Sheet, as of March 31, 2013 and December 31, 2012.

	Asset Derivatives		Liability Derivatives
	March 31, 2013		March 31, 2013
($ in thousands)	Balance Sheet	Fair	Balance Sheet	Fair
	Location	Value	Location	Value
Derivatives not designated as hedging instruments:
Interest rate contracts	Other Assets	$205	Other Liabilities	$205

	Asset Derivatives		Liability Derivatives
	December 31, 2012		December 31, 2012
	Balance Sheet	Fair	Balance Sheet	Fair
	Location	Value	Location	Value
Derivatives not designated as hedging instruments:
Interest rate contracts	Other Assets	$254	Other Liabilities	$254

Effect of Derivative Instruments on the Income Statement

The Company’s derivative financial instruments had no net effect on the Income Statements for the three months ended March 31, 2013 and 2012.

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

Available-for-Sale Securities

The fair values of available-for-sale securities are determined by various valuation methodologies.  Level 1 securities include money market mutual funds.  Level 1 inputs include quoted prices in an active market. Level 2 securities include U.S. treasury and government agencies, mortgage-backed securities, obligations of political and state subdivisions and equity securities.  Level 2 inputs do not include quoted prices for individual securities in active markets; however, they do include inputs that are either directly or indirectly observable for the individual security being valued.  Such observable inputs include interest rates and yield curves at commonly quoted intervals, volatilities, prepayment speeds, credit risks and default rates.  Also included are inputs derived principally from or corroborated by observable market data by correlation or other means.

Interest Rate Contracts

The fair values of interest rate contracts are based upon the estimated amount the Company would receive or pay to terminate the contracts or agreements, taking into account underlying interest rates, creditworthiness of underlying customers for credit derivatives and, when appropriate, the creditworthiness of the counterparties.

The following table presents the fair value measurements of assets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2013 and December 31, 2012.

($'s in thousands)	Fair Values at	Fair Value Measurements Using:
Description	3/31/2013	Level 1	Level 2	Level 3
Available-for-Sale Securities:
U.S. Treasury and Government Agencies	$16,795	$-	$16,795	$-
Mortgage-backed securities	60,709	-	60,709	-
State and political subdivisions	17,986	-	17,986	-
Money Market Mutual Fund	2,877	2,877	-	-
Equity securities	23	-	23	-
Interest rate contracts	205	-	205	-

($'s in thousands)	Fair Values at	Fair Value Measurements Using:
Description	12/31/2012	Level 1	Level 2	Level 3
Available-for-Sale Securities:
U.S. Treasury and Government Agencies	$14,511	$-	$14,511	$-
Mortgage-backed securities	63,764	-	63,764	-
State and political subdivisions	18,249	-	18,249	-
Money Market Mutual Fund	2,155	2,155	-	-
Equity securities	23	-	23	-
Interest rate contracts	254	-	254	-

Level 1 – Quoted Prices in Active Markets for Identical Assets
Level 2 – Significant Other Observable Inputs
Level 3 – Significant Unobservable Inputs

The following is a description of the valuation methodologies and inputs used for assets measured at fair value on a nonrecurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy.

Collateral-dependent Impaired Loans, NET of ALLL

Loans for which it is probable the Company will not collect all principal and interest due according to contractual terms are measured for impairment.  The estimated fair value of collateral-dependent impaired loans is based on the appraised value of the collateral, less estimated cost to sell.  Collateral-dependent impaired loans are classified within Level 3 of the fair value hierarchy.  This method requires obtaining an independent appraisal of the collateral, which are reviewed for accuracy and consistency by Credit Administration.   These appraisers are selected from the list of approved appraisers maintained by management.  The appraised values are reduced by applying a discount factor to the value based on the Company’s loan review policy.  All impaired loans held by the Company were collateral dependent at March 31, 2013 and December 31, 2012.

Mortgage Servicing Rights

Mortgage servicing rights do not trade in an active, open market with readily observable prices. Accordingly, fair value is estimated using discounted cash flow models associated with the servicing rights and discounting the cash flows using discount market rates, prepayment speeds and default rates. The servicing portfolio has been valued using all relevant positive and negative cash flows including servicing fees, miscellaneous income and float; marginal costs of servicing; the cost of carry of advances; and foreclosure losses; and applying certain prevailing assumptions used in the marketplace. Due to the nature of the valuation inputs, mortgage servicing rights are classified within Level 3 of the hierarchy.  These mortgage servicing rights are tested for impairment on a quarterly basis.

Foreclosed Assets Held For Sale

Foreclosed assets held for sale is carried at the lower of fair value at acquisition date or current estimated fair value. Less estimated cost to sell when the real estate is acquired.  Estimated fair value of foreclosed assets held for sale is based on appraisals or evaluations.  Foreclosed assets held for sale is classified within Level 3 of the fair value hierarchy.

Appraisals of foreclosed assets held for sale are obtained when the real estate is acquired and subsequently as deemed necessary by Credit Administration.  These independent appraisals of the collateral are reviewed for accuracy and consistency by Credit Administration.   The appraisers are selected from the list of approved appraisers maintained by management.

The following table presents the fair value measurements of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fell at March 31, 2013, December 31, 2012 and March 31, 2012:

($'s in thousands)	Fair Values at	Fair Value Measurements Using:
Description	3/31/2013	Level 1	Level 2	Level 3
Impaired loans	$1,511	$-	$-	$1,511
Mortgage servicing rights	2,388	-	-	2,388
Foreclosed assets	84	-	-	84

($'s in thousands)	Fair Values at	Fair Value Measurements Using:
Description	12/31/2012	Level 1	Level 2	Level 3
Impaired loans	$2,227	$-	$-	$2,227
Mortgage servicing rights	2,667	-	-	2,667
Foreclosed assets	950	-	-	950

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements.

	Fair Value at	Valuation		Range (Weighted
($'s in thousands)	3/31/2013	Technique	Unobservable Inputs	Average)

Collateral-dependent impaired loans	$1,511	Market comparable	Comparability adjustments (%)	Not available
		properties
Mortgage servicing rights	2,388	Discounted cash flow	Discount Rate	8.75%
			Constant prepayment rate	13.10%
			P&I earnings credit	0.20%
			T&I earnings credit	0.96%
			Inflation for cost of servicing	1.50%

Foreclosed assets	84	Market comparable	Marketability discount	10.00%
		properties

	Fair Value at	Valuation		Range (Weighted
($'s in thousands)	12/31/2012	Technique	Unobservable Inputs	Average)

Collateral-dependent impaired loans	$2,227	Market comparable	Comparability adjustments (%)	Not available
		properties
Mortgage servicing rights	2,667	Discounted cash flow	Discount Rate	8.50%
			Constant prepayment rate	15.60%
			P&I earnings credit	0.21%
			T&I earnings credit	0.81%
			Inflation for cost of servicing	1.50%

Foreclosed assets	950	Market comparable	Marketability discount	10.00%
		properties

There were no changes in the inputs or methodologies used to determine fair value at March 31, 2013 as compared to December 31, 2012.

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

Loans

The estimated fair value for loans receivable, including loans held for sale, net, is based on estimates of the rate State Bank would charge for similar loans at March 31, 2013 and December 31, 2012, applied for the time period until the loans are assumed to re-price or be paid.

Mortgage Servicing Rights

Mortgage servicing rights do not trade in an active, open market with readily observable prices. Accordingly, fair value is estimated using discounted cash flow models associated with the servicing rights and discounting the cash flows using discount market rates, prepayment speeds and default rates. The servicing portfolio has been valued using all relevant positive and negative cash flows including servicing fees, miscellaneous income and float; marginal costs of servicing; the cost of carry of advances; and foreclosure losses; and applying certain prevailing assumptions used in the marketplace. Due to the nature of the valuation inputs, mortgage servicing rights are classified within Level 3 of the hierarchy.  These mortgage servicing rights are tested for impairment on a quarterly basis.

Deposits, Short-term borrowings, Notes payable & FHLB advances

Deposits include demand deposits, savings accounts, NOW accounts and certain money market deposits. The carrying amount approximates the fair value. The estimated fair value for fixed-maturity time deposits, as well as borrowings, is based on estimates of the rate State Bank could pay on similar instruments with similar terms and maturities at March 31, 2013 and December 31, 2012.

Loan Commitments

The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties.  The estimated fair values for other financial instruments and off-balance-sheet loan commitments approximate cost at March 31, 2013 and December 31, 2012 and are not considered significant to this presentation.

Trust Preferred Securities

The fair value for Trust Preferred Securities is estimated by discounting the cash flows using an appropriate discount rate.

March 31, 2013	Carrying	Fair Value Measurements Using
($'s in thousands)	Amount	(Level 1)	(Level 2)	(Level 3)

Financial assets
Cash and cash equivalents	$28,031	$28,031	$-	$-
Loans held for sale	8,560	-	8,724	-
Loans, net of allowance for loan losses	448,451	-	-	454,540
Federal Reserve and FHLB Bank stock	3,748	-	3,748	-
Mortgage Servicing Rights	4,068			4,817
Accrued interest receivable	1,618	-	1,618	-

Financial liabilities
Deposits	$532,259	$-	$535,359	$-
Notes payable	1,424	-	1,450	-
FHLB advances	17,500	-	17,766	-
Short-term borrowings	10,983	-	10,983	-
Trust preferred securities	20,620	-	6,092	-
Accrued interest payable	515	-	515	-

December 31, 2012	Carrying	Fair Value Measurements Using
($'s in thousands)	Amount	(Level 1)	(Level 2)	(Level 3)

Financial assets
Cash and cash equivalents	$19,144	$19,144	$-	$-
Loans held for sale	6,147	-	6,350	-
Loans, net of allowance for loan losses	456,578	-	-	462,773
Federal Reserve and FHLB Bank stock	3,748	-	3,748	-
Mortgage Servicing Rights	3,775			4,329
Accrued interest receivable	1,235	-	1,235	-

Financial liabilities
Deposits	$527,001	$-	$530,097	$-
Notes payable	1,702	-	1,731	-
FHLB advances	21,000	-	21,274	-
Short-term borrowings	10,333	-	10,333	-
Trust preferred securities	20,620	-	7,353	-
Accrued interest payable	138	-	138	-

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Information

This Quarterly Report on Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains certain forward-looking statements that are provided to assist in the understanding of anticipated future financial performance. Forward-looking statements provide current expectations or forecasts of future events and are not guarantees of future performance. Examples of forward-looking statements include: (a) projections of income or expense, earnings per share, the payments or non-payments of dividends, capital structure and other financial items; (b) statements of plans and objectives of the Company or our management or Board of Directors, including those relating to products or services; (c) statements of future economic performance; and (d) statements of assumptions underlying such statements.  Words such as “anticipates”, “believes”, “plans”, “intends”, “expects”, “projects”, “estimates”, “should”, “may”, “would be”, “will allow”, “will likely result”, “will continue”, “will remain”, or other similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying those statements. Forward-looking statements are based on management’s expectations and are subject to a number of risks and uncertainties. Although management believes that the expectations reflected in such forward-looking statements are reasonable, actual results may differ materially from those expressed or implied in such statements. Risks and uncertainties that could cause actual results to differ materially include, without limitation, changes in interest rates, changes in the competitive environment, and changes in banking regulations or other regulatory or legislative requirements affecting bank holding companies. Additional detailed information concerning a number of important factors which could cause actual results to differ materially from the forward-looking statements contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations is available in the Company’s filings with the Securities and Exchange Commission, including the disclosure under the heading “Item 1A. Risk Factors” of Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012. Undue reliance should not be placed on the forward-looking statements, which speak only as of the date hereof. Except as may be required by law, the Company undertakes no obligation to update any forward-looking statement to reflect unanticipated events or circumstances after the date on which the statement is made.

Overview of SB Financial

SB Financial Group, Inc. (“SB Financial” or the “Company”) is a bank holding company registered with the Federal Reserve Board. The name of the Company was changed to SB Financial Group, Inc. from Rurban Financial Corp. effective April 18, 2013.  SB Financial’s wholly-owned subsidiary, The State Bank and Trust Company (“State Bank”), is engaged in commercial banking. SB Financial’s technology subsidiary, Rurbanc Data Services, Inc. (“RDSI”), provides item processing services to community banks and businesses.

Rurban Statutory Trust I (“RST”) was established in August 2000. In September 2000, RST completed a pooled private offering of 10,000 Trust Preferred Securities with a liquidation amount of $1,000 per security. The proceeds of the offering were loaned to the Company in exchange for junior subordinated debentures of the Company with terms substantially similar to the Trust Preferred Securities. The sole assets of RST are the junior subordinated debentures, and the back-up obligations, in the aggregate, constitute a full and unconditional guarantee by the Company of the obligations of RST.

Rurban Statutory Trust II (“RST II”) was established in August 2005. In September 2005, RST II completed a pooled private offering of 10,000 Trust Preferred Securities with a liquidation amount of $1,000 per security. The proceeds of the offering were loaned to the Company in exchange for junior subordinated debentures of the Company with terms substantially similar to the Trust Preferred Securities. The sole assets of RST II are the junior subordinated debentures, and the back-up obligations, in the aggregate, constitute a full and unconditional guarantee by the Company of the obligations of RST II.

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

Unless the context indicates otherwise, all references herein to “SB Financial”, “we”, “us”, “our”, or the “Company” refer to SB Financial Group, Inc. and its consolidated subsidiaries.

Recent Regulatory Developments

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

Critical Accounting Policies

Note 1 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 describes the significant accounting policies used in the development and presentation of the Company’s financial statements. The accounting and reporting policies of the Company are in accordance with accounting principles generally accepted in the United States and conform to general practices within the banking industry. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. The Company’s financial position and results of operations can be affected by these estimates and assumptions and are integral to the understanding of reported results. Critical accounting policies are those policies that management believes are the most important to the portrayal of the Company’s financial condition and results, and they require management to make estimates that are difficult, subjective, or complex.

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

Three Months Ended March 31, 2013 compared to Three Months Ended March 31, 2012

Net Income: Net income for the first quarter of 2013 was $1.30 million, or $0.27 per diluted share, compared to net income of $0.97 million, or $0.20 per diluted share, for the first quarter of 2012.  For the quarter, the Banking Group (consisting primarily of State Bank), had net income of $1.76 million, which is up 48.6 percent compared to the net income of $1.18 million from the year ago first quarter.  RDSI reported net income of $24 thousand compared to net income of $355 thousand from the year ago first quarter.

Provision for Loan Losses: The first quarter provision for loan losses was $0.30 million compared to $0.45 million for the year-ago quarter. Charge-offs for the quarter were $0.12 million compared to $0.37 million for the year-ago quarter.  Total delinquent loans ended the quarter at $2.96 million, which is down $2.55 million, or 44.4 percent, from the prior year.

Asset Quality Review – For the Period Ended ($’s in Thousands)	March 31, 2013	December 31, 2012	March 31, 2012
Net charge-offs	$118	$1,068	$370
Nonaccruing loans	4,811	5,305	6,511
Accruing Trouble Debt Restructures	1,273	1,258	1,593
Nonaccruing and restructured loans	6,084	6,563	8,104
OREO / OAO	2,270	2,367	1,807
Nonperforming assets	8,354	8,930	9,911
Nonperforming assets/Total assets	1.30%	1.40%	1.54%
Allowance for loan losses/Total loans	1.54%	1.47%	1.50%
Allowance for loan losses/Nonperforming loans	114.9%	103.8%	81.6%

Consolidated Revenue: Total revenue, consisting of net interest income fully taxable equivalent (FTE) and noninterest income, was $8.96 million for the first quarter of 2013, an increase of $0.42 million, or 4.9 percent, from the $8.54 million generated during the 2012 first quarter.

Net interest income (FTE) was $5.39 million, which is up $0.43 million from the prior year first quarter’s $4.96 million. The Company’s earning assets increased $7.4 million, but this was offset by a 12 basis point decrease in the yield on earning assets. The net interest margin for the first quarter of 2013 was 3.86 percent compared to 3.60 percent for the first quarter of 2012.

Noninterest income was $3.57 million for the 2013 first quarter compared to $3.58 million for the prior year period. Excluding data service fees, which are contributed by RDSI, the remaining noninterest income is generated by the Banking Group. RDSI fees continue to trail the prior year due to client losses.

Mortgage origination activity continued at a high level in the first quarter of 2013. State Bank originated $72.0 million of mortgage loans compared to $68.3 million for the first quarter of 2012.  These first quarter 2013 originations and subsequent sales resulted in $1.48 million of gains, which compares to gains of $1.18 million for the first quarter of 2012.  Compared to the prior year first quarter, total sales into the secondary market have increased by $10.97 million. Net mortgage banking revenue was $1.67 million due to the recapture of OMSR impairment and higher margin on loan sales in the current year.

Consolidated Noninterest Expense: Noninterest expense for the first quarter of 2013 was $6.67 million, compared to $6.68 million in the prior-year first quarter.

Income Taxes: Income taxes for the first quarter of 2013 were $0.57 million compared to $0.36 million for the first quarter of 2012.  The increase was due primarily to the increase in pre-tax income compared to the prior year.

Changes in Financial Condition

Total assets at March 31, 2013 were $641.3 million, an increase of $3.07 million or 0.05 percent since 2012 year end. Total loans, net of unearned income, were $455.4 million as of March 31, 2013, down $7.95 million from year end, a decrease of 1.7 percent.

Total deposits at March 31, 2013 were $532.3 million, an increase of $5.26 million as compared to December 2012 balances.  Borrowed funds (consisting of notes payable, FHLB advances, and REPOs) totaled $29.9 million at March 31, 2013.  This is down slightly from year end when borrowed funds totaled $33.0 million. Total equity for the Company of $54.3 million now stands at 8.47 percent of total assets, which is up slightly from the December 31, 2012 level of 8.35 percent.

Capital Resources

At March 31, 2013, actual capital levels and minimum required levels were as follows ($’s in thousands):

	Actual		Minimum Required For Capital Adequacy Purposes		Minimum Required To Be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital (to risk weighted assets)
Consolidated	$60,826	13.0%	$37,335	8.0%	$-	N/A
State Bank	$57,963	12.4%	37,275	8.0%	$46,594	10.0%

Both the Company and State Bank were categorized as well capitalized at March 31, 2013.

LIQUIDITY

Liquidity relates primarily to the Company’s ability to fund loan demand, meet deposit customers’ withdrawal requirements and provide for operating expenses.  Assets used to satisfy these needs consist of cash and due from banks, federal funds sold, interest-earning deposits in other financial institutions, securities available-for-sale and loans held for sale.  These assets are commonly referred to as liquid assets.  Liquid assets were $135.0 million at March 31, 2013, compared to $124.0 million at December 31, 2012.

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

The Company’s commercial real estate, first mortgage residential and multi-family mortgage portfolio of $289.3 million at March 31, 2013 and $289.3 million at December 31, 2012, which can and has been used to collateralize borrowings, is an additional source of liquidity.  Management believes the Company’s current liquidity level, without these borrowings, is sufficient to meet its liquidity needs.  At March 31, 2013, all eligible commercial real estate, first mortgage residential and multi-family mortgage loans were pledged under an FHLB blanket lien.

The cash flow statements for the periods presented provide an indication of the Company’s sources and uses of cash, as well as an indication of the ability of the Company to maintain an adequate level of liquidity.  A discussion of the cash flow statements for the three months ended March 31, 2013 and 2012 follows.

The Company experienced negative cash flows from operating activities for the three months ended March 31, 2013 and March 31, 2012.  Net cash used in operating activities was $0.68 million for the three months ended March 31, 2013 and $4.08 million for the three months ended March 31, 2012.  Highlights for the current year include $73.9 million in proceeds from the sale of loans, which is up $11.1 million from the prior year.  Originations of loans held for sale was a use of cash of $72.0 million, which is also up from the prior year, by $3.64 million.  For the three months ended March 31, 2013, there was a net recapture of Origination Mortgage Servicing Rights (OMSR) impairment of $0.17 million, and gain on sale of loans of $1.64 million.

The Company experienced positive cash flows from investing activities for the three months ended March 31, 2013 and March 31, 2012. Net cash flows provided by investing activities was $7.55 million for the three months ended March 31, 2013 and $3.56 million for the three months ended March 31, 2012. Highlights for the three months ended March 31, 2013 include $11.2 million in purchases of available-for-sale securities.  These cash payments were offset by $9.72 million in proceeds from maturities of securities, which is down $2.74 million from the prior three month period.  The Company experienced a $7.45 million increase in loans, which is up $5.02 million from the prior year three month period. Sales of foreclosed assets provided cash of $0.38 million for the three months ended March 31, 2013.

The Company experienced positive cash flows from financing activities for the three months ended March 31, 2013 and March 31, 2012. Net cash flow provided by financing activities was $2.02 million for the three months ended March 31, 2013 and $15.3 million for the three months ended March 31, 2012.  Highlights for the current period include a $13.9 million increase in transaction deposits for the three months ended March 31, 2013, which is down from the $28.1 million increase in transaction deposits for the three months ended March 31, 2012.  Certificates of deposit declined by $8.67 million in the current year compared to a decline of $11.3 million for the prior year. FHLB advances were reduced by $3.50 million for the three months ended March 31, 2013.

ALCO uses an economic value of equity (“EVE”) analysis to measure risk in the balance sheet incorporating all cash flows over the estimated remaining life of all balance sheet positions.  The EVE analysis calculates the net present value of the Company’s assets and liabilities in rate shock environments that range from -400 basis points to +400 basis points.  The likelihood of a decrease in rates as of March 31, 2013 and December 31, 2012 was considered to be remote given the current interest rate environment and therefore, was not included in this analysis.  The results of this analysis are reflected in the following tables for March 31, 2013 and December 31, 2012.

March 31, 2013 Economic Value of Equity ($’s in thousands)
Change in Rates	$ Amount	$ Change	% Change
+400 basis points	99,932	19,635	24.45
+300 basis points	96,991	16,693	20.79
+200 basis points	93,121	12,823	15.97
+100 basis points	87,922	7,625	9.50
Base Case	80,297	-	-
-100 basis points	71,097	(9,200)	(11.46)

December 31, 2012 Economic Value of Equity ($’s in thousands)
Change in Rates	$ Amount	$ Change	% Change
+400 basis points	95,056	14,010	14.12
+300 basis points	92,811	12,648	12.75
+200 basis points	89,642	10,362	10.44
+100 basis points	84,980	6,583	6.63
Base Case	77,514	-	-
-100 basis points	68,231	(9,283)	(11.98)

Off-Balance-Sheet Borrowing Arrangements:

Significant additional off-balance-sheet liquidity is available in the form of FHLB advances and unused federal funds lines from correspondent banks.  Management expects the risk of changes in off-balance-sheet arrangements to be immaterial to earnings.

The Company’s commercial real estate, first mortgage residential and multi-family mortgage portfolios of $289.3 million have been pledged to meet FHLB collateralization requirements as of March 31, 2013.  Based on the current collateralization requirements of the FHLB, the Company had approximately $23.4 million of additional borrowing capacity at March 31, 2013. The Company also had $26.5 million in unpledged securities that may be used to pledge for additional borrowings.

At March 31, 2013, the Company had unused federal funds lines totaling $11.5 million, with a zero balance outstanding.

The Company’s contractual obligations as of March 31, 2013 were comprised of long-term debt obligations, other debt obligations, operating lease obligations and other long-term liabilities.  Long-term debt obligations are comprised of FHLB Advances of $17.5 million.  Other debt obligations are comprised of Trust Preferred securities of $20.6 million and Notes Payable of $1.42 million.  The operating lease obligations consist of a lease on the RDSI-North building of $162 thousand per year and a lease on the DCM-Lansing facility of $105 thousand per year.  Total time deposits at March 31, 2013 were $185.4 million, of which $97.0 million matures beyond one year.

Also, as of March 31, 2013, the Company had commitments to sell mortgage loans totaling $12.7 million.  The Company believes that it has adequate resources to fund commitments as they arise and that it can adjust the rate on savings certificates to retain deposits in changing interest rate environments.  If the Company requires funds beyond its internal funding capabilities, advances from the FHLB of Cincinnati and other financial institutions are available.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Management believes there has been no material change in the Company’s market risk from the information contained in the Company’s Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2012.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended March 31, 2013, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

In the ordinary course of our business, the Company and its subsidiaries are parties to various legal actions which we believe are incidental to the operation of our business.  Although the ultimate outcome and amount of liability, if any, with respect to these legal actions cannot presently be ascertained with certainty, in the opinion of management, based upon information currently available to us, any resulting liability is not likely to have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

Item 1A. Risk Factors

There are certain risks and uncertainties in our business that could cause our actual results to differ materially from those anticipated.  A detailed discussion of our risk factors is included in “Item 1A. Risk Factors” of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.  There have been no material changes to the risk factors as presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of Common Shares

The Company did not have any repurchases of common shares during the three months ended March 31, 2013.

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

SB FINANCIAL GROUP, INC.

Date: May 14, 2013	By:	/s/ Mark A. Klein
Mark A. Klein President & Chief Executive Officer

	By:	/s/ Anthony V. Cosentino
Anthony V. Cosentino Executive Vice President & Chief Financial Officer