Form 10-Q
period 2013-06-30
SB FINANCIAL GROUP, INC.
filed 2013-08-08
CIK 767405

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Shares, without par value	4,866,629 shares
(class)	(Outstanding at August 8, 2013)

SB FINANCIAL GROUP, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SB Financial Group, Inc.
Condensed Consolidated Balance Sheets
June 30, 2013 and December 31, 2012

	June	December
($ in Thousands)	2013	2012
ASSETS	(unaudited)
Cash and due from banks	$10,750	$19,144
Securities available for sale, at fair value	95,379	98,702
Other securities - FRB and FHLB Stock	3,748	3,748
Total investment securities	99,127	102,450

Loans held for sale	10,715	6,147
Loans, net of unearned income	464,035	463,389
Allowance for loan losses	(7,013)	(6,811)
Net loans	457,022	456,578

Premises and equipment, net	12,483	12,633
Purchased software	289	330
Cash surrender value of life insurance	12,742	12,577
Goodwill	16,353	16,353
Core deposits and other intangibles	913	1,219
Foreclosed assets held for sale, net	1,955	2,367
Mortgage servicing rights	4,613	3,775
Accrued interest receivable	1,575	1,235
Other assets	2,955	3,426
Total assets	$631,492	$638,234

LIABILITIES AND EQUITY
Deposits
Non interest bearing demand	$76,355	$77,799
Interest bearing demand	118,957	117,289
Savings	61,513	57,461
Money market	78,487	80,381
Time deposits	176,066	194,071
Total deposits	511,378	527,001

Notes payable	1,148	1,702
Advances from Federal Home Loan Bank	30,000	21,000
Repurchase agreements	9,314	10,333
Trust preferred securities	20,620	20,620
Accrued interest payable	715	138
Other liabilities	3,930	4,156
Total liabilities	577,105	584,950

Equity
Preferred stock	-	-
Common stock	12,569	12,569
Additional paid-in capital	15,392	15,374
Retained earnings	27,648	25,280
Accumulated other comprehensive income	496	1,830
Treasury stock	(1,718)	(1,769)
Total equity	54,387	53,284

Total liabilities and equity	$631,492	$638,234

See notes to condensed consolidated financial statements (unaudited)

Note: The balance sheet at December 31, 2012 has been derived from the audited consolidated financial statements at that date

SB Financial Group, Inc.
Condensed Consolidated Statements of Income (Unaudited)

($ in thousands, except share data)	Three Months Ended		Six Months Ended
	June	June	June	June
Interest income	2013	2012	2013	2012
Loans
Taxable	$5,874	$6,037	$11,757	$11,965
Nontaxable	16	24	40	47
Securities
Taxable	296	403	626	802
Nontaxable	174	146	344	293
Total interest income	6,360	6,610	12,767	13,107

Interest expense
Deposits	573	768	1,179	1,622
Other borrowings	12	(2)	26	32
Repurchase Agreements	3	60	5	128
Federal Home Loan Bank advances	84	75	174	149
Trust preferred securities	338	441	741	1,033
Total interest expense	1,010	1,342	2,125	2,964

Net interest income	5,350	5,268	10,642	10,143

Provision for loan losses	200	200	499	650

Net interest income after provision
for loan losses	5,150	5,068	10,143	9,493

Noninterest income
Data service fees	458	576	872	1,219
Trust fees	652	607	1,295	1,249
Customer service fees	639	668	1,255	1,299
Gain on sale of mtg. loans & OMSR's	1,450	1,395	2,934	2,576
Mortgage loan servicing fees, net	418	(165)	597	164
Gain on sale of non-mortgage loans	82	-	238	-
Net gain on sales of securities	-	-	20	-
Loss on sale or disposal of assets	(129)	(50)	(234)	(106)
Other income	250	177	410	388
Total non-interest income	3,820	3,208	7,387	6,789

Noninterest expense
Salaries and employee benefits	3,688	3,597	7,127	7,096
Net occupancy expense	513	528	1,054	1,076
Equipment expense	703	712	1,458	1,423
FDIC insurance expense	94	223	203	437
Data processing fees	194	121	271	234
Professional fees	499	390	928	775
Marketing expense	92	103	200	193
Printing and office supplies	151	67	197	145
Telephone and communication	158	139	316	283
Postage and delivery expense	209	200	424	429
State, local and other taxes	138	118	272	238
Employee expense	126	119	278	225
Other intangible amortization expense	153	158	306	315
OREO Impairment	-	58	33	58
Other expenses	362	338	683	620
Total non-interest expense	7,080	6,871	13,750	13,547

Income before income tax expense	1,890	1,405	3,780	2,735

Income tax expense	571	391	1,143	749

Net income	$1,319	$1,014	$2,637	$1,986

Common share data:
Basic earnings per common share	$0.27	$0.21	$0.54	$0.41
Diluted earnings per common share	$0.27	$0.21	$0.54	$0.41

See notes to condensed consolidated financial statements (unaudited)

SB Financial Group, Inc.
Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended Jun. 30,		Six Months Ended Jun. 30,
($'s in thousands)	2013	2012	2013	2012

Net income	$1,319	$1,014	$2,637	$1,986
Other comprehensive (loss)/income:
Available-for-sale investment securities:
Gross unrealized holding (loss) gain arising in the period	(1,708)	336	(2,001)	499
Related tax benefit (expense)	581	(114)	680	(170)
Less: reclassification adjustment for (loss) realized in income	-	-	(20)	-
Related tax benefit	-	-	7	-
Net effect on other comprehensive (loss) income	(1,127)	222	(1,334)	329
Total comprehensive income	$192	$1,236	$1,303	$2,315

SB Financial Group, Inc.
Condensed Consolidated Statements of Changes in Stockholders Equity (Unaudited)

					Accumulated Other
($'s in thousands)	Preferred	Common	Additional	Retained	Comprehensive	Treasury
	Stock	Stock	Paid-In Capital	Earnings	Income (Loss)	Stock	Total
Balance, January 1, 2013	$-	$12,569	$15,374	$25,280	$1,830	$(1,769)	$53,284
Net Income				2,637			2,637
Other Comprehensive Income					(1,334)		(1,334)
Dividends on Common Stk., $0.025 per share				(269)			(269)
Stock options exercised			(34)			51	17
Expense of stock option plan			52				52

Balance, June 30, 2013	$-	$12,569	$15,392	$27,648	$496	$(1,718)	$54,387

Balance, January 1, 2012	$-	$12,569	$15,323	$20,466	$1,343	$(1,769)	$47,932
Net Income				1,986			1,986
Other Comprehensive Income					329		329
Expense of stock option plan			27				27

Balance, June 30, 2012	$-	$12,569	$15,350	$22,452	$1,672	$(1,769)	$50,274

See notes to condensed consolidated financial statements (unaudited)

SB Financial Group, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended Jun. 30,
($'s in thousands)	2013	2012
Operating Activities
Net Income	$2,637	$1,986
Items (using)/providing cash
Depreciation & amortization	501	642
Provision for loan losses	499	650
Expense of share-based compensation plan	52	27
Amortization of premiums and discounts on securities	543	693
Amortization of intangible assets	306	315
Amortization of originated mortgage servicing rights	535	603
Recapture of originated mortgage servicing rights impairment	(444)	(419)
Proceeds from sale of loans held for sale	150,295	144,542
Originations of loans held for sale	(153,912)	(148,231)
Gain from sale of loans	(3,172)	(2,576)
Gain on sales of available for sale securities	(20)	-
Loss on sale of foreclosed assets	177	21
Income from bank owned life insurance	(165)	(177)
OREO impairment	33	-
Changes in
Interest receivable	(340)	38
Other assets	1,704	1,256
Interest payable and other liabilities	(226)	399

Net cash used in operating activities	(997)	(231)

Investing Activities
Purchase of available-for-sale securities	(16,835)	(17,859)
Purchase of Federal Home Loan Bank stock	-	(63)
Proceeds from maturities of available-for-sale securities	16,360	27,105
Proceeds from sales of availabe-for-sale-securities	1,235	-
Net change in loans	(277)	(10,254)
Purchase of premises and equipment and software	(499)	(955)
Proceeds from sales or disposal of premises and equipment	239	701
Proceeds from sale of foreclosed assets	828	219

Net cash provided by (used in) investing activities	1,051	(1,106)

Financing Activities
Net increase in demand deposits, money market,
interest checking and savings accounts	2,382	15,759
Net decrease in certificates of deposit	(18,005)	(15,863)
Net decrease in securities sold under agreements to repurchase	(1,019)	(2,955)
Proceeds from Federal Home Loan Bank advances	9,000	20,500
Repayment of Federal Home Loan Bank advances	-	(15,776)
Proceeds from stock options exercised	17	-
Dividends on common stock	(269)	-
Repayment of notes payable	(554)	(539)

Net cash (used in) provided by financing activities	(8,448)	1,126

Decrease in Cash and Cash Equivalents	(8,394)	(211)

Cash and Cash Equivalents, Beginning of Year	19,144	14,846

Cash and Cash Equivalents, End of Period	$10,750	$14,636

Supplemental Cash Flows Information

Interest paid	$1,548	$2,082
Income taxes paid	$550	$-
Transfer of loans to foreclosed assets	$626	$118

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q.  Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  The financial statements reflect all adjustments that are, in the opinion of management, necessary to fairly present the financial position, results of operations and cash flows of the Company.  Those adjustments consist only of normal recurring adjustments.  Results of operations for the three and six months ended June 30, 2013, are not necessarily indicative of results for the complete year.

The condensed consolidated balance sheet of the Company as of December 31, 2012 has been derived from the audited consolidated balance sheet of the Company as of that date.

For further information, refer to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

NOTE B—EARNINGS PER SHARE

Earnings per share (EPS) have been computed based on the weighted average number of shares outstanding during the periods presented. For the period ended June 30, 2013, share based awards totaling 151,349 common shares were not considered in computing diluted EPS as they were anti-dilutive.  For the period ended June 30, 2012, share based awards totaling 303,224 common shares were not considered in computing diluted EPS as they were anti-dilutive. The average number of shares used in the computation of basic and diluted earnings per share were:

	Three Months Ended		Six Months Ended
(shares in thousands)	June 30,		June 30,
	2013	2012	2013	2012
Basic earnings per share	4,866	4,862	4,864	4,862
Diluted earnings per share	4,870	4,862	4,870	4,862

NOTE C - SECURITIES

The amortized cost and appropriate fair values, together with gross unrealized gains and losses, of securities at June 30, 2013 and December 31, 2013 were as follows:

		Gross	Gross
($'s in thousands)	Amortized	Unrealized	Unrealized	Approximate
	Cost	Gains	Losses	Fair Value
Available-for-Sale Securities:
June 30, 2013:
U.S. Treasury and Government agencies	$16,038	$199	$(160)	$16,077
Mortgage-backed securities	56,443	583	(304)	56,722
State and political subdivisions	19,089	722	(289)	19,522
Money Market Mutual Fund	3,035	-	-	3,035
Equity securities	23	-	-	23

	$94,628	$1,504	$(753)	$95,379

		Gross	Gross
($'s in thousands)	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Available-for-Sale Securities:
December 31, 2012:
U.S. Treasury and Government agencies	$14,301	$210	$-	$14,511
Mortgage-backed securities	62,661	1,136	(33)	63,764
State and political subdivisions	16,789	1,462	(2)	18,249
Money Market Mutual Fund	2,155	-	-	2,155
Equity securities	23	-	-	23

	$95,929	$2,808	$(35)	$98,702

The amortized cost and fair value of securities available for sale at June 30, 2013, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale
	Amortized	Fair
($'s in thousands)	Cost	Value
June 30, 2013:
Within one year	$1,027	$1,037
Due after one year through five years	4,476	4,502
Due after five years through ten years	11,250	11,424
Due after ten years	18,374	18,636
	35,127	35,599

Mortgage-backed securities, money market mutual funds & equity securities	59,501	59,780

Totals	$94,628	$95,379

The fair value of securities pledged as collateral, to secure public deposits and for other purposes, was $58.2 million at June 30, 2013 and $49.8 million at December 31, 2012.  The fair value of securities delivered for repurchase agreements was $15.0 million at June 30, 2013 and $16.2 million at December 31, 2012.

Gross gains of $0.00 million and $0.02 million resulting from sales of available-for-sale securities, were realized during the three and six month periods ending June 30, 2013, respectively.  The $0.02 million gain on sale was a reclassification from accumulated other comprehensive income and is included in the net gain on sales of securities.  The related $0.007 million tax benefit is a reclassification from accumulated other comprehensive income and is included in the income tax expense line item in the income statement.  There were no realized gains or losses from sales of available-for-sale securities for the three or six month periods ending June 30, 2012.

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost.  Total fair value of these investments was $30.5 million at June 30, 2013, and $6.02 million at December 31, 2012, which was approximately 32.0 and 6.1 percent, respectively, of the Company’s available-for-sale investment portfolio at such dates.  Based on evaluation of available evidence, including recent changes in market interest rates, credit rating information and information obtained from regulatory filings, management believes the declines in fair value for these securities are temporary.  Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.

Securities with unrealized losses, aggregated by investment class and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2013 and December 31, 2012 are as follows:

($ in thousands)	Less than 12 Months		12 Months or Longer		Total
June 30, 2013	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-Sale Securities:

US Treasury and Government Agencies	$5,887	$(160)	$-	$-	$5,887	$(160)
Mortgage-backed securities	19,658	(304)	-	-	19,658	(304)
State and political subdivisions	4,994	(289)	-	-	4,994	(289)

	$30,539	$(753)	$-	$-	$30,539	$(753)

($ in thousands)	Less than 12 Months		12 Months or Longer		Total
December 31, 2012	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-Sale Securities:
Mortgage-backed securities	$5,202	$(33)	$342	$-	$5,544	$(33)
State and political subdivisions	229	(1)	251	(1)	480	(2)

	$5,431	$(34)	$593	$(1)	$6,024	$(35)

During the quarter ended June 30, 2013, interest rates increased from the quarter ended March 31, 2013. This increase in rates resulted in higher unrealized losses in the investment portfolio. Specifically, at June 30, 2013, 27 bonds in the portfolio (24%) have an unrealized loss. The investment portfolio duration for the Company is in line with peer banks and the percentage decrease in value was in line with our estimates for this level of interest rate increase.  In addition, management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concern warrants such evaluation.  Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent of the Company to not sell the investment and whether it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost.  Management has determined there is no other-than-temporary-impairment on these securities.

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

Categories of loans at June 30, 2013 and December 31, 2012 include:

($ in thousands)	Total Loans		Non-Accrual Loans		Non-Accrual Percentage
	Jun. 2013	Dec. 2012	Jun. 2013	Dec. 2012	Jun. 2013	Dec. 2012
Commercial	$85,061	$81,767	982	1,246	1.15%	1.52%
Commercial real estate	199,796	201,392	519	782	0.26%	0.39%
Agricultural	38,552	42,276	-	-	0.00%	0.00%
Residential real estate	93,292	87,859	2,285	2,631	2.45%	2.99%
Consumer	47,438	50,223	600	646	1.26%	1.29%
Leasing	154	148	-	-	0.00%	0.00%
Total loans	464,293	463,665	$4,386	$5,305	0.94%	1.14%
Less
Net deferred loan fees, premiums and discounts	(258)	(276)
Loans, net of unearned income	$464,035	$463,389
Allowance for loan losses	$(7,013)	$(6,811)

The following tables present the activity in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of June 30, 2013, December 31, 2012 and June 30, 2012.

		Commercial
	Commercial	RE &	Agricultural	Residential	Home Equity
($'s in thousands)	& Industrial	Construction	& Farmland	Real Estate	& Consumer	Other	Total

For the Three Months Ended
June 30, 2013

Beginning balance	$1,480	$3,266	$179	$1,110	$845	$112	$6,992
Charge Offs	(1)	-	-	(98)	(105)	(9)	(213)
Recoveries	11	2	1	19	1	-	34
Provision	57	(209)	-	152	206	$(6)	200
Ending Balance	$1,547	$3,059	$180	$1,183	$947	$97	$7,013

For the Six Months Ended
June 30, 2013

Beginning balance	$1,561	$3,034	$186	$1,088	$839	$103	$6,811
Charge Offs	(1)	(5)	-	(98)	(236)	(9)	(349)
Recoveries	14	15	2	19	2	-	52
Provision	(27)	15	(8)	174	342	$3	499
Ending Balance	$1,547	$3,059	$180	$1,183	$947	$97	$7,013

Loans Receivable at June 30, 2013
		Commercial
	Commercial	RE &	Agricultural	Residential	Home Equity
($'s in thousands)	& Industrial	Construction	& Farmland	Real Estate	& Consumer	Other	Total
Allowance:
Ending balance:
individually
evaluated for
impairment	$247	$87	$-	$299	$289		$922
Ending balance:
collectively
evaluated for
impairment	$1,300	$2,972	$180	$884	$658	$97	$6,091
Loans:
Ending balance:
individually
evaluated for
impairment	$947	$457	$-	$2,371	$718		$4,493
Ending balance:
collectively
evaluated for
impairment	$84,114	$199,339	$38,552	$90,921	$46,720	$154	$459,800

ALLOWANCE FOR LOAN AND LEASE LOSSES
For the Three Months Ended
		Commercial
	Commercial	RE &	Agricultural	Residential	Home Equity
($'s in thousands)	& Industrial	Construction	& Farmland	Real Estate	& Consumer	Other	Total

June 30, 2012
Beginning balance	$1,855	$2,913	$52	$1,000	$653	$136	$6,609
Charge Offs	-	(57)	-	(14)	(181)	-	(252)
Recoveries	25	19	-	11	6	-	61
Provision	(363)	145	43	50	324	1	200
Ending Balance	$1,517	$3,020	$95	$1,047	$802	$137	$6,618

For theSix Months Ended
June 30, 2012

Beginning balance	$1,914	$2,880	$51	$956	$599	$129	$6,529
Charge Offs	(205)	(99)	-	(65)	(341)	(16)	(726)
Recoveries	28	42	1	82	8	4	165
Provision	(220)	197	43	74	536	20	650
Ending Balance	$1,517	$3,020	$95	$1,047	$802	$137	$6,618

Loans Receivable at December 31, 2012
		Commercial
	Commercial	RE &	Agricultural	Residential	Home Equity
($'s in thousands)	& Industrial	Construction	& Farmland	Real Estate	& Consumer	Other	Total

Allowance:
Ending balance:
individually
evaluated for
impairment	$485	$55	$-	$386	$195		$1,121
Ending balance:
collectively
evaluated for
impairment	$1,076	$2,979	$186	$702	$644	$102	$5,690
Loans:
Ending balance:
individually
evaluated for
impairment	$1,232	$725	$-	$2,683	$682		$5,322
Ending balance:
collectively
evaluated for
impairment	$80,535	$200,667	$42,276	$85,176	$49,541	$148	$458,343

Loans Receivable at June 30, 2012
		Commercial
	Commercial	RE &	Agricultural	Residential	Home Equity
($'s in thousands)	& Industrial	Construction	& Farmland	Real Estate	& Consumer	Other	Total

Allowance:
Ending balance:
individually
evaluated for
impairment	$551	$-	$1	$353	$137		$1,042
Ending balance:
collectively
evaluated for
impairment	$966	$3,020	$94	$694	$665	$137	$5,576
Loans:
Ending balance:
individually
evaluated for
impairment	$1,296	$1,895	$3	$2,530	$511		$6,235
Ending balance:
collectively
evaluated for
impairment	$74,746	$198,023	$41,090	$82,516	$49,578	$207	$446,160

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

The following tables present the credit risk profile of the Company’s loan portfolio based on rating category and payment activity as of June 30, 2013 and December 31, 2012.

June 30, 2013	Commercial	Comm. RE	Agricultural	Residential	Home Equity
Loan Grade	& Industrial	& Construction	& Farmland	Real Estate	& Consumer	Other	Total
($ in thousands)
1-2	$2,256	$91	$103	$-	$2	$-	$2,452
3	24,950	47,009	6,741	83,383	42,769	17	204,869
4	55,590	137,458	31,691	5,947	3,774	137	234,597
Total Pass	82,796	184,558	38,535	89,330	46,545	154	441,918

Special Mention	73	12,725	-	1,457	142	-	14,397
Substandard	1,112	1,994	17	342	128	-	3,593
Doubtful	1,080	519	-	2,163	623	-	4,385
Loss	-	-	-	-	-	-	-
Total	$85,061	$199,796	$38,552	$93,292	$47,438	$154	$464,293

Dec. 31, 2012	Commercial	Comm. RE	Agricultural	Residential	Home Equity
Loan Grade	& Industrial	& Construction	& Farmland	Real Estate	& Consumer	Other	Total
($ in thousands)
1-2	$1,108	$101	$109	$-	$-	$-	$1,318
3	23,028	55,175	7,938	77,221	45,063	17	208,442
4	54,871	129,846	34,195	6,285	4,223	131	229,551
Total Pass	79,007	185,122	42,242	83,506	49,286	148	439,311

Special Mention	88	12,370	-	1,186	190	-	13,834
Substandard	1,429	3,024	34	699	144	-	5,330
Doubtful	1,243	876	-	2,468	603	-	5,190
Loss	-	-	-	-	-	-	-
Total	$81,767	$201,392	$42,276	$87,859	$50,223	$148	$463,665

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

The following tables present the Company’s loan portfolio aging analysis as of June 30, 2013 and December 31, 2012.

	30-59 Days	60-89 Days	Greater Than	Total Past		Total Loans
June 30, 2013	Past Due	Past Due	90 Days	Due	Current	Receivable
($ in thousands)

Commercial & Industrial	$10	$244	$370	$624	$84,437	$85,061
Commercial RE	-	-	331	331	199,465	199,796
Agricultural & Farmland	6	-	-	6	38,546	38,552
Residential Real Estate	208	294	1,100	1,602	91,690	93,292
Home Equity & Consumer	102	68	278	448	46,990	47,438
Other	-	-	-	-	154	154
Total Loans	$326	$606	$2,079	$3,011	$461,282	$464,293

	30-59 Days	60-89 Days	Greater Than	Total Past		Total Loans
December 31, 2012	Past Due	Past Due	90 Days	Due	Current	Receivable
($ in thousands)

Commercial & Industrial	$26	$2	$497	$525	$81,242	$81,767
Commercial RE	1,623	320	264	2,207	199,185	201,392
Agricultural & Farmland	-	-	-	-	42,276	42,276
Residential Real Estate	90	139	1,467	1,696	86,163	87,859
Home Equity & Consumer	319	76	280	675	49,548	50,223
Other	-	-	-	-	148	148
Total Loans	$2,058	$537	$2,508	$5,103	$458,562	$463,665

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

The following tables present impaired loan information as of and for the three and six months ended June 30, 2013 and 2012, and for the twelve months ended December 31, 2012:

Three Months Ended
June 30, 2013		Unpaid		Average	Interest
($'s in thousands)	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Commercial & Industrial	$347	$2,233	$-	$347	$-
Commercial RE & Construction	202	202	-	202	-
Agricultural & Farmland	-	-	-	-	-
Residential Real Estate	1,030	1,083	-	1,160	11
Home Equity & Consumer	172	172	-	178	2
All Impaired Loans < $100,000	936	936	-	936	-
With a specific allowance recorded:
Commercial & Industrial	600	600	247	648	-
Commercial RE & Construction	255	255	87	261	3
Agricultural & Farmland	-	-	-	-	-
Residential Real Estate	1,341	1,341	299	1,429	14
Home Equity & Consumer	546	546	289	570	8
All Impaired Loans < $100,000	-	-	-	-	-
Totals:
Commercial & Industrial	$947	$2,833	$247	$995	$-
Commercial RE & Construction	$457	$457	$87	$463	$3
Agricultural & Farmland	$-	$-	$-	$-	$-
Residential Real Estate	$2,371	$2,424	$299	$2,589	$25
Home Equity & Consumer	$718	$718	$289	$748	$10
All Impaired Loans < $100,000	$936	$936	$-	$936	$-

Six Months Ended
June 30, 2013	Average	Interest
($'s in thousands)	Recorded	Income
	Investment	Recognized
With no related allowance recorded:
Commercial	$347	$-
Commercial Real Estate	202	-
Agricultural	-	-
Residential	1,162	23
Home Equity Consumer & Other	180	5
All Impaired Loans < $100,000	936	-
With a specific allowance recorded:
Commercial	699	-
Commercial Real Estate	262	6
Agricultural	-	-
Residential	1,431	30
Home Equity Consumer & Other	574	16
All Impaired Loans < $100,000	-	-
Totals:
Commercial	$1,046	$-
Commercial Real Estate	$464	$6
Agricultural	$-	$-
Residential	$2,593	$53
Home Equity Consumer & Other	$754	$21
All Impaired Loans < $100,000	$936	$-

Twelve Months Ended
December 31, 2012		Unpaid
($'s in thousands)	Recorded	Principal	Related
	Investment	Balance	Allowance
With no related allowance recorded:
Commercial & Industrial	$394	$2,280	$-
Commercial RE & Construction	527	1,529	-
Agricultural & Farmland	-	-	-
Residential Real Estate	1,122	1,204	-
Home Equity & Consumer	228	260	-
All Impaired Loans < $100,000	1,336	1,336	-
With a specific allowance recorded:
Commercial & Industrial	838	944	485
Commercial RE & Construction	198	198	55
Agricultural & Farmland	-	-	-
Residential Real Estate	1,561	1,561	386
Home Equity & Consumer	454	454	195
All Impaired Loans < $100,000	-	-	-
Totals:
Commercial & Industrial	$1,232	$3,224	$485
Commercial RE & Construction	$725	$1,727	$55
Agricultural & Farmland	$-	$-	$-
Residential Real Estate	$2,683	$2,765	$386
Home Equity & Consumer	$682	$714	$195
All Impaired Loans < $100,000	$1,336	$1,336	$-

June 30, 2012		Unpaid
($'s in thousands)	Recorded	Principal	Related
	Investment	Balance	Allowance
With no related allowance recorded:
Commercial	$348	$2,234	$-
Commercial Real Estate	1,895	2,897	-
Agricultural	-	-	-
Residential	904	904	-
Home Equity Consumer & Other	228	261	-
All Impaired Loans < $100,000	870	870	-
With a specific allowance recorded:
Commercial	948	949	551
Commercial Real Estate	-	-	-
Agricultural	3	2	1
Residential	1,626	1,678	353
Home Equity Consumer & Other	283	283	137
Totals:
Commercial	$1,296	$3,183	$551
Commercial Real Estate	$1,895	$2,897	$-
Agricultural	$3	$2	$1
Residential	$2,530	$2,582	$353
Home Equity Consumer & Other	$511	$544	$137
All Impaired Loans < $100,000	$870	$870	$-

	Six Months Ended June 30, 2012		Three Months Ended June 30, 2012
	Average	Interest	Average	Interest
($'s in thousands)	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
Commercial	$2,745	$-	$2,330	$-
Commercial Real Estate	2,934	22	2,910	5
Agricultural	-	-	-	-
Residential	929	31	926	15
Home Equity Consumer & Other	396	7	393	5
All Impaired Loans < $100,000	870	-	870	-
With a specific allowance recorded:
Commercial	950	3	949	(1)
Commercial Real Estate	-	-	-	-
Agricultural	3	-	3	-
Residential	1,668	34	1,665	17
Home Equity Consumer & Other	292	8	291	4
Totals:
Commercial	$3,695	$3	$3,279	$(1)
Commercial Real Estate	$2,934	$22	$2,910	$5
Agricultural	$3	$-	$3	$-
Residential	$2,597	$65	$2,591	$32
Home Equity Consumer & Other	$688	$15	$684	$9
All Impaired Loans < $100,000	$870	$-	$870	$-

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

The table below presents the newly restructured loans by type of modification during the six months ended June 30, 2013, and June 30, 2012.

	June 30, 2013
	Interest			Total
($ in thousands)	Only	Term	Combination	Modification

Residential Real Estate	$-	$14	$-	$14
Consumer	-	12	-	12

Total Modifications	$-	$26	$-	$26

The loans described above increased the ALLL by $13,000 in the six month period ending June 30, 2013.

	June 30, 2012
	Interest			Total
($ in thousands)	Only	Term	Combination	Modification

Residential Real Estate	$-	$82	$192	$274
Consumer	-	-	-	-

Total Modifications	$-	$82	$192	$274

The loans described above increased the ALLL by $64,000 in the six month period ending June 30, 2012.

Troubled debt restructurings modified in the past 12 months that subsequently defaulted:

	Number of	Recorded
	Contracts	Balance

Residential Real Estate	4	$194
Consumer	-	-

	4	$194

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

The amendments in this update are effective prospectively for reporting periods beginning after December 15, 2012.  The Company has adopted these amendments and they do not have a material impact on the Company’s Condensed Consolidated Financial Statements.

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

NOTE F – SEGMENT INFORMATION

The reportable segments are determined by the products and services offered, primarily distinguished between banking and data processing operations. "Other" segment information includes the accounts of the holding company, SB Financial Group, which provides management and operational services to its subsidiaries. Information reported internally for performance assessment follows.

As of and for the three months ended June 30, 2013
		Data		Total	Intersegment	Consolidated
Income statement information ($'s in thousands)	Banking	Processing	Other	Segments	Elimination	Totals

Net interest income (expense)	$5,701	$(12)	$(338)	$5,351	$(1)	$5,350
Other revenue - external customers	3,396	457	-	3,853	-	3,853
Other revenue - other segments	71	243	-	314	(347)	(33)

Total revenue	9,168	688	(338)	9,518	(348)	9,170

Non-interest expense	6,445	703	244	7,392	(312)	7,080

Significant non-cash items:

Depreciation and amortization	184	29	1	214	-	214
			.
Provision for loan losses	200	-	-	200	-	200

Income tax expense (benefit)	774	(5)	(198)	571	-	571

Segment profit (loss)	$1,749	$(10)	$(384)	$1,355	$(36)	$1,319

Balance sheet information

Total assets	$627,623	$2,180	$1,405	$631,208	$284	$631,492

Goodwill and intangibles	$17,266	$-	$-	$17,266	$-	$17,266

Premises and equipment expenditures	$553	$-	$-	$553	$-	$553

As of and for the three months ended June 30, 2012
		Data		Total	Intersegment	Consolidated
Income statement information ($'s in thousands)	Banking	Processing	Other	Segments	Elimination	Totals

Net interest income (expense)	$5,790	$(69)	$(419)	$5,302	$(34)	$5,268
Other revenue - external customers	2,662	578	9	3,249		3,249
Other revenue - other segments	80	251	60	391	(432)	(41)

Total revenue	8,532	760	(350)	8,942	(466)	8,476

Non-interest expense	6,083	842	369	7,294	(423)	6,871

Significant non-cash items:

Depreciation and amortization	237	68	3	308	-	308

Provision for loan losses	200	-	-	200	-	200

Income tax expense (benefit)	667	(28)	(248)	391	-	391

Segment profit (loss)	$1,582	$(54)	$(471)	$1,057	$(43)	$1,014

Balance sheet information

Total assets	$626,889	$2,684	$7,066	$636,639	$(4,108)	$632,531

Goodwill and intangibles	$17,887	$-	$-	$17,887	$-	$17,887

Premises and equipment expenditures	$184	$-	$-	$184	$-	$184

As of and for the six months ended June 30, 2013
		Data		Total	Intersegment	Consolidated
Income statement information ($'s in thousands)	Banking	Processing	Other	Segments	Elimination	Totals

Net interest income (expense)	$11,409	$(26)	$(741)	$10,642	$-	$10,642

Non-interest income - external
customers	6,560	872	-	7,432		7,432

Non-interest income - other segments	168	582	21	771	(816)	(45)

Total revenue	18,137	1,428	(720)	18,845	(816)	18,029

Non-interest expense	12,577	1,406	516	14,499	(749)	13,750

Significant non-cash items:

Depreciation and amortization	434	64	3	501	-	501

Provision for loan losses	499	-	-	499	-	499

Income tax expense (benefit)	1,556	7	(420)	1,143	-	1,143

Segment profit (loss)	$3,505	$15	$(816)	$2,704	$(67)	$2,637

Balance sheet information

Total assets	$627,623	$2,180	$1,405	$631,208	$284	$631,492

Goodwill and intangibles	$17,266	$-	$-	$17,266	$-	$17,266

Premises and equipment expenditures	$553	$-	$-	$553	$-	$553

As of and for the six months ended June 30, 2012
		Data		Total	Intersegment	Consolidated
Income statement information ($'s in thousands)	Banking	Processing	Other	Segments	Elimination	Totals

Net interest income (expense)	$11,291	$(82)	$(1,032)	$10,177	$(34)	$10,143

Non-interest income - external
customers	5,625	1,198	26	6,849		6,849

Non-interest income - other segments	160	1,065	114	1,339	(1,399)	(60)

Total revenue	17,076	2,181	(892)	18,365	(1,433)	16,932

Non-interest expense	12,530	1,725	664	14,919	(1,372)	13,547

Significant non-cash items:

Depreciation and amortization	462	174	6	642	-	642

Provision for loan losses	650	-	-	650	-	650

Income tax expense (benefit)	1,132	155	(538)	749	-	749

Segment profit (loss)	$2,764	$301	$(1,018)	$2,047	$(61)	$1,986

Balance sheet information

Total assets	$626,889	$2,684	$7,066	$636,639	$(4,108)	$632,531

Goodwill and intangibles	$17,887	$-	$-	$17,887	$-	$17,887

Premises and equipment expenditures	$953	$2	$-	$955	$-	$955

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

Non-designated Hedges

The Company does not use derivatives for trading or speculative purposes.  Derivatives not designated as hedges are not speculative and result from a service the Company provides to certain customers.  The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies.  Those interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions.  As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings.  As of June 30, 2013, the notional amount of customer-facing swaps was approximately $7.37 million.  This amount is offset with third party counterparties, as described above.

The Company has minimum collateral posting thresholds with its derivative counterparties.  As of June 30, 2013, the Company had posted cash as collateral in the amount of $0.21 million.

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of the Company’s derivative financial instruments, as well as their classification on the Balance Sheet, as of June 30, 2013 and December 31, 2012.

($ in thousands)	Asset Derivatives		Liability Derivatives
	June 30, 2013		June 30, 2013
Derivatives not designated	Balance Sheet	Fair	Balance Sheet	Fair
as hedging instruments:	Location	Value	Location	Value

Interest rate contracts	Other Assets	$104	Other Liabilities	$104

	Asset Derivatives		Liability Derivatives
	December 31, 2012		December 31, 2012
Derivatives not designated	Balance Sheet	Fair	Balance Sheet	Fair
as hedging instruments:	Location	Value	Location	Value

Interest rate contracts	Other Assets	$254	Other Liabilities	$254

Effect of Derivative Instruments on the Income Statement

The Company’s derivative financial instruments had no net effect on the Income Statements for the three and six months ended June 30, 2012 and June 30, 2013.

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

The following table presents the fair value measurements of assets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2013 and December 31, 2012.

($'s in thousands)	Fair Values at	Fair Value Measurements Using:
Description	6/30/2013	Level 1	Level 2	Level 3
Available-for-Sale Securities:
U.S. Treasury and Government Agencies	$16,077	$-	$16,077	$-
Mortgage-backed securities	56,722	-	56,722	-
State and political subdivisions	19,522	-	19,522	-
Money Market Mutual Fund	3,035	3,035	-	-
Equity securities	23	-	23	-
Interest rate contracts	104	-	104	-

($'s in thousands)	Fair Values at	Fair Value Measurements Using:
Description	12/31/2012	Level 1	Level 2	Level 3
Available-for-Sale Securities:
U.S. Treasury and Government Agencies	$14,511	$-	$14,511	$-
Mortgage-backed securities	63,764	-	63,764	-
State and political subdivisions	18,249	-	18,249	-
Money Market Mutual Fund	2,155	2,155	-	-
Equity securities	23	-	23	-
Interest rate contracts	254	-	254	-

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

Collateral-dependent Impaired Loans, Net of ALLL

Loans for which it is probable the Company will not collect all principal and interest due according to contractual terms are measured for impairment.  The estimated fair value of collateral-dependent impaired loans is based on the appraised value of the collateral, less estimated cost to sell.  Collateral-dependent impaired loans are classified within Level 3 of the fair value hierarchy.  This method requires obtaining independent appraisals of the collateral, which are reviewed for accuracy and consistency by Credit Administration.   These appraisers are selected from the list of approved appraisers maintained by management.  The appraised values are reduced by applying a discount factor to the value based on the Company’s loan review policy.  All impaired loans held by the Company were collateral dependent at June 30, 2013 and December 31, 2012.

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

Foreclosed Assets Held For Sale

Foreclosed assets held for sale are carried at the lower of fair value at acquisition date or current estimated fair value, less estimated cost to sell when the real estate is acquired.  Estimated fair value of foreclosed assets held for sale is based on appraisals or evaluations.  Foreclosed assets held for sale are classified within Level 3 of the fair value hierarchy.

Appraisals of foreclosed assets held for sale are obtained when the real estate is acquired and subsequently as deemed necessary by Credit Administration.  These independent appraisals of the collateral are reviewed for accuracy and consistency by Credit Administration.  The appraisers are selected from the list of approved appraisers maintained by management.

The following table presents the fair value measurements of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fell at June 30, 2013 and December 31, 2012:

($'s in thousands)	Fair Values at	Fair Value Measurements Using:
Description	6/30/2013	Level 1	Level 2	Level 3
Impaired loans	$1,677	$-	$-	$1,677
Mortgage servicing rights	2,234	-	-	2,234
Foreclosed assets	84	-	-	84

($'s in thousands)	Fair Values at	Fair Value Measurements Using:
Description	12/31/2012	Level 1	Level 2	Level 3
Impaired loans	$2,227	$-	$-	$2,227
Mortgage servicing rights	2,667	-	-	2,667
Foreclosed assets	950	-	-	950

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements.

	Fair Value at	Valuation		Range (Weighted
($'s in thousands)	6/30/2013	Technique	Unobservable Inputs	Average)

Collateral-dependent impaired loans	$1,677	Market comparable properties	Comparability adjustments (%)	Not available
Mortgage servicing rights	2,234	Discounted cash flow	Discount Rate	9.75%
			Constant prepayment rate	9.80%
			P&I earnings credit	0.19%
			T&I earnings credit	1.06%
			Inflation for cost of servicing	1.50%

Foreclosed assets	84	Market comparable properties	Marketability discount	10.00%

	Fair Value at	Valuation		Range (Weighted
($'s in thousands)	12/31/2012	Technique	Unobservable Inputs	Average)

Collateral-dependent impaired loans	$2,227	Market comparable properties	Comparability adjustments (%)	Not available
Mortgage servicing rights	2,667	Discounted cash flow	Discount Rate	8.50%
			Constant prepayment rate	15.60%
			P&I earnings credit	0.21%
			T&I earnings credit	0.81%
			Inflation for cost of servicing	1.50%

Foreclosed assets	950	Market comparable properties	Marketability discount	10.00%

There were no changes in the inputs or methodologies used to determine fair value at June 30, 2013 as compared to December 31, 2012.

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

Loans

The estimated fair value for loans receivable, including loans held for sale, net, is based on estimates of the rate State Bank would charge for similar loans at June 30, 2013 and December 31, 2012, applied for the time period until the loans are assumed to re-price or be paid.

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

Deposits, Short-term borrowings, Notes payable & FHLB advances

Deposits include demand deposits, savings accounts, NOW accounts and certain money market deposits. The carrying amount approximates the fair value. The estimated fair value for fixed-maturity time deposits, as well as borrowings, is based on estimates of the rate State Bank could pay on similar instruments with similar terms and maturities at June 30, 2013 and December 31, 2012.

Loan Commitments

The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties.  The estimated fair values for other financial instruments and off-balance-sheet loan commitments approximate cost at June 30, 2013 and December 31, 2012 and are not considered significant to this presentation.

Trust Preferred Securities

The fair value for Trust Preferred Securities is estimated by discounting the cash flows using an appropriate discount rate.

June 30, 2013	Carrying	Fair Value Measurements Using
($'s in thousands)	Amount	(Level 1)	(Level 2)	(Level 3)

Financial assets
Cash and cash equivalents	$10,750	$10,750	$-	$-
Loans held for sale	10,715	-	10,985	-
Loans, net of allowance for loan losses	457,022	-	-	460,308
Federal Reserve and FHLB Bank stock	3,748	-	3,748	-
Mortgage Servicing Rights	4,613	-	-	5,544
Accrued interest receivable	1,575	-	1,575	-

Financial liabilities
Deposits	$511,378	$-	$514,112	$-
Notes payable	1,148	-	1,168	-
FHLB advances	30,000	-	29,983	-
Short-term borrowings	9,314	-	9,314	-
Trust preferred securities	20,620	-	13,313	-
Accrued interest payable	715	-	715	-

December 31, 2012	Carrying	Fair Value Measurements Using
($'s in thousands)	Amount	(Level 1)	(Level 2)	(Level 3)

Financial assets
Cash and cash equivalents	$19,144	$19,144	$-	$-
Loans held for sale	6,147	-	6,350	-
Loans, net of allowance for loan losses	456,578	-	-	462,773
Federal Reserve and FHLB Bank stock	3,748	-	3,748	-
Mortgage Servicing Rights	3,775	-	-	4,329
Accrued interest receivable	1,235	-	1,235	-

Financial liabilities
Deposits	$527,001	$-	$530,097	$-
Notes payable	1,702	-	1,731	-
FHLB advances	21,000	-	21,274	-
Short-term borrowings	10,333	-	10,333	-
Trust preferred securities	20,620	-	7,353	-
Accrued interest payable	138	-	138	-

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

Among the provisions already implemented pursuant to the Dodd-Frank Act, the following provisions have or may have an effect on the business of the Company and its subsidiaries:

●	the CFPB has been formed with broad powers to adopt and enforce consumer protection regulations;

●	the federal law prohibiting the payment of interest on commercial demand deposit accounts was eliminated effective July 21, 2011;

●	the standard maximum amount of deposit insurance per customer was permanently increased to $250,000;

●	the assessment base for determining deposit insurance premiums has been expanded from domestic deposits to average assets minus average tangible equity; and

●	public companies in all industries are required to provide shareholders the opportunity to cast a non-binding advisory vote on executive compensation.

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

Three Months Ended June 30, 2013 compared to Three Months Ended June 30, 2012

Net Income: Net income for the second quarter of 2013 was $1.32 million, or $0.27 per diluted share, compared to net income of $1.01 million, or $0.21 per diluted share, for the second quarter of 2012.  For the quarter, the Banking Group (consisting primarily of State Bank), had net income of $1.78 million, which is up 12.7 percent compared to net income of $1.58 million from the year ago second quarter.  RDSI reported a net loss of $10 thousand compared to a net loss of $54 thousand from the year ago second quarter.

Provision for Loan Losses: The second quarter provision for loan losses was $0.20 million compared to $0.20 million for the year-ago quarter. Net charge-offs for the quarter were $0.18 million compared to $0.19 million for the year-ago quarter.  Total delinquent loans ended the quarter at $3.01 million, which is down $1.94 million, or 39.2 percent, from the prior year.

Asset Quality Review – For the Period Ended ($’s in Thousands)	June 30, 2013	December 31, 2012	June 30, 2012
Net charge-offs	$179	$1,068	$190
Nonaccruing loans	4,386	5,305	5,315
Accruing Trouble Debt Restructures	1,262	1,258	1,837
Nonaccruing and restructured loans	5,648	6,563	7,152
OREO / OAO	1,955	2,367	1,708
Nonperforming assets	7,603	8,930	8,860
Nonperforming assets/Total assets	1.20%	1.40%	1.40%
Allowance for loan losses/Total loans	1.51%	1.47%	1.46%
Allowance for loan losses/Nonperforming loans	124.2%	103.8%	92.5%

Consolidated Revenue: Total revenue, consisting of net interest income fully taxable equivalent (FTE) and noninterest income, was $9.27 million for the second quarter of 2013, an increase of $0.70 million, or 8.2 percent, from the $8.56 million generated during the 2012 second quarter.

Net interest income (FTE) was $5.45 million, which is up $0.92 million from the prior year second quarter’s $5.36 million. The Company’s earning assets increased $1.9 million, but this was offset by a 19 basis point decrease in the yield on earning assets. The net interest margin for the second quarter of 2013 was 3.86 percent compared to 3.81 percent for the second quarter of 2012.

Noninterest income was $3.82 million for the 2013 second quarter compared to $3.21 million for the prior year period. Excluding data service fees, which are contributed by RDSI, the remaining noninterest income is generated by the Banking Group. RDSI fees continue to trail the prior year due to client losses.

Mortgage origination activity continued at a high level in the second quarter of 2013. State Bank originated $81.9 million of mortgage loans compared to $79.9 million for the second quarter of 2012.  These second quarter 2013 originations and subsequent sales resulted in $1.45 million of gains, which compares to gains of $1.40 million for the second quarter of 2012.  Compared to the prior year second quarter, total sales into the secondary market have decreased by $8.18 million. Net mortgage banking revenue was $1.87 million due to the recapture of OMSR impairment and higher margin on loan sales in the current year.

Consolidated Noninterest Expense: Noninterest expense for the second quarter of 2013 was $7.08 million, compared to $6.87 million in the prior-year second quarter.  Expense for FDIC insurance was down $0.13 million from the prior year.  Offsetting the FDIC expense were higher compensation costs and various costs related to our rebranding activities in the quarter.

Income Taxes:Income taxes for the second quarter of 2013 were $0.57 million compared to $0.39 million for the second quarter of 2012.  The increase was due primarily to the increase in pre-tax income compared to the prior year.

Six Months Ended June 30, 2013 compared to Six Months Ended June 30, 2012

Net Income: Net income for the six months ended June 30, 2013 was $2.64 million, or $0.54 per diluted share, compared to net income of $1.99 million, or $0.41 per diluted share, for the six months ended June 30, 2012.  For the year, the Banking Group (consisting primarily of State Bank), had net income of $3.54 million, which is up 28.0 percent compared to net income of $2.76 million the prior year.  RDSI reported net income of $15 thousand for the six month period compared to net income of $301 thousand from the first six months of the prior year.

Provision for Loan Losses: The provision for loan losses for the six months ended June 30, 2013 was $0.50 million compared to $0.65 million for the six months ended June 30, 2012. Net charge-offs for the first six months were $0.30 million compared to $0.56 million for the first six months of the prior year.

Consolidated Revenue: Total revenue, consisting of net interest income fully taxable equivalent (FTE) and noninterest income, was $18.23 million for the six months ended June 30, 2013, an increase of $1.12 million, or 6.5 percent, from the $17.11 million generated during the first six months of 2012.

Net interest income (FTE) was $10.84 million, which is up $0.52 million from the $10.32 million for the prior year first six months. The Company’s earning assets increased $4.29 million, but this was offset by a 15 basis point decrease in the yield on earning assets. The net interest margin for the six months ended June 20, 2013 was 3.86 percent compared to 3.70 percent for the six months ended June 30, 2012.

Noninterest income was $7.39 million for the six months ended June 30, 2013 compared to $6.79 million for the prior year six months ended. Gain on sale of loans were higher in 2013 compared to 2012 due to higher sales in residential mortgage ($0.36 million) and FSA/SBA loans ($0.24 million). In addition, recapture of OMSR impairment increased mortgage servicing fees by $0.43 million compared to the prior year six month period.

Consolidated Noninterest Expense: Noninterest expense for the six months ended June 30, 2013 was $13.75 million, compared to $13.55 million in the six months ended June 30, 2012.  Expenses related to our rebranding project increased costs compared to the prior year six month period. These higher costs were offset by lower FDIC premiums.

Income Taxes: Income taxes for the six months ended June 30, 2013 were $1.14 million compared to $0.75 million for the six months ended June 30, 2012.  The increase was due primarily to the increase in pre-tax income compared to the prior year.

Changes in Financial Condition

Total assets at June 30, 2013 were $631.5 million, a decrease of $6.74 million, or 1.06 percent, since 2012 year end. Total loans, net of unearned income, were $464.0 million as of June 30, 2013, up $0.65 million from year end, an increase of 0.14 percent.

Total deposits at June 30, 2013 were $511.4 million, a decrease of $15.6 million as compared to December 2012 balances.  Borrowed funds (consisting of notes payable, FHLB advances, and REPOs) totaled $40.5 million at June 30, 2013.  This is up 22.5 percent from year end when borrowed funds totaled $33.0 million. Total equity for the Company of $54.4 million now stands at 8.61 percent of total assets, which is up slightly from the December 31, 2012 level of 8.35 percent.

Capital Resources

At June 30, 2013, actual capital levels and minimum required levels were as follows ($’s in thousands):

	Actual		Minimum Required For Capital Adequacy Purposes		Minimum Required To Be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital (to risk weighted assets)
Consolidated	$62,263	13.1%	$38,143	8.0%	$-	N/A
State Bank	$58,965	12.4%	38,131	8.0%	$47,664	10.0%

Both the Company and State Bank were categorized as well capitalized at June 30, 2013.

LIQUIDITY

Liquidity relates primarily to the Company’s ability to fund loan demand, meet deposit customers’ withdrawal requirements and provide for operating expenses.  Assets used to satisfy these needs consist of cash and due from banks, federal funds sold, interest-earning deposits in other financial institutions, securities available-for-sale and loans held for sale.  These assets are commonly referred to as liquid assets.  Liquid assets were $116.8 million at June 30, 2013, compared to $124.0 million at December 31, 2012.

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

The Company’s commercial real estate, first mortgage residential and multi-family mortgage portfolio of $293.1 million at June 30, 2013 and $289.3 million at December 31, 2012, which can and has been used to collateralize borrowings, is an additional source of liquidity.  Management believes the Company’s current liquidity level, without these borrowings, is sufficient to meet its liquidity needs.  At June 30, 2013, all eligible commercial real estate, first mortgage residential and multi-family mortgage loans were pledged under an FHLB blanket lien.

The cash flow statements for the periods presented provide an indication of the Company’s sources and uses of cash, as well as an indication of the ability of the Company to maintain an adequate level of liquidity.  A discussion of the cash flow statements for the six months ended June 30, 2013 and 2012 follows.

The Company experienced negative cash flows from operating activities for the six months ended June 30, 2013 and June 30, 2012.  Net cash used in operating activities was $1.00 million for the six months ended June 30, 2013 and $0.23 million for the six months ended June 30, 2012.  Highlights for the current year include $153.9 million in proceeds from the sale of loans, which is up $5.7 million from the prior year.  Originations of loans held for sale was a use of cash of $150.3 million, which is also up from the prior year, by $5.75 million.  For the six months ended June 30, 2013, there was a net recapture of Origination Mortgage Servicing Rights (OMSR) impairment of $0.44 million, and gain on sale of loans of $3.17 million.

The Company experienced positive cash flows from investing activities for the six months ended June 30, 2013 and negative cash flows from investing activities for the six months ended June 30, 2012. Net cash flows provided by investing activities were $1.05 million for the six months ended June 30, 2013 and net cash flows used in investing activities were $1.11 million for the six months ended June 30, 2012. Highlights for the six months ended June 30, 2013 include $16.8 million in purchases of available-for-sale securities.  These cash payments were offset by $17.6 million in proceeds from maturities and sales of securities, which is down $9.51 million from the prior six month period.  The Company experienced a $0.28 million decrease in loans compared to the $10.25 million decrease from the prior year six month period. Sales of foreclosed assets provided cash of $0.83 million for the six months ended June 30, 2013.

The Company experienced negative cash flows from financing activities for the six months ended June 30, 2013 and positive cash flows for the six months ended June 30, 2012. Net cash flows used in financing activities were $8.45 million for the six months ended June 30, 2013 and cash flows provided by financing activities were $1.13 million for the six months ended June 30, 2012. Highlights for the current period include a $2.4 million increase in transaction deposits for the six months ended June 30, 2013, which is down from the $15.8 million increase in transaction deposits for the six months ended June 30, 2012.  Certificates of deposit declined by $18.0 million in the current year compared to a decline of $15.9 million for the prior year. FHLB advances increased by $9.0 million for the six months ended June 30, 2013.

ALCO uses an economic value of equity (“EVE”) analysis to measure risk in the balance sheet incorporating all cash flows over the estimated remaining life of all balance sheet positions.  The EVE analysis calculates the net present value of the Company’s assets and liabilities in rate shock environments that range from -100 basis points to +400 basis points. The results of this analysis are reflected in the following tables for June 30, 2013 and December 31, 2012.

June 30, 2013 Economic Value of Equity ($’s in thousands)
Change in Rates	$ Amount	$ Change	% Change
+400 basis points	102,586	12,049	13.31
+300 basis points	101,304	10,767	11.89
+200 basis points	99,195	8,658	9.56
+100 basis points	95,772	5,235	5.78
Base Case	90,537	-	-
-100 basis points	83,647	(6,890)	(7.61)

December 31, 2012 Economic Value of Equity ($’s in thousands)

Change in Rates	$ Amount	$ Change	% Change
+400 basis points	95,056	14,010	14.12
+300 basis points	92,811	12,648	12.75
+200 basis points	89,642	10,362	10.44
+100 basis points	84,980	6,583	6.63
Base Case	77,514	-	-
-100 basis points	68,231	(9,283)	(11.98)

Off-Balance-Sheet Borrowing Arrangements:

Significant additional off-balance-sheet liquidity is available in the form of FHLB advances and unused federal funds lines from correspondent banks.  Management expects the risk of changes in off-balance-sheet arrangements to be immaterial to earnings.

The Company’s commercial real estate, first mortgage residential and multi-family mortgage portfolios of $293.1 million have been pledged to meet FHLB collateralization requirements as of June 30, 2013.  Based on the current collateralization requirements of the FHLB, the Company had approximately $11.1 million of additional borrowing capacity at June 30, 2013. The Company also had $33.9 million in unpledged securities that may be used to pledge for additional borrowings.

At June 30, 2013, the Company had unused federal funds lines totaling $11.5 million, with a zero balance outstanding.

The Company’s contractual obligations as of June 30, 2013 were comprised of long-term debt obligations, other debt obligations, operating lease obligations and other long-term liabilities.  Long-term debt obligations are comprised of FHLB Advances of $30.0 million.  Other debt obligations are comprised of Trust Preferred securities of $20.6 million and Notes Payable of $1.15 million.  The operating lease obligations consist of a lease on the RDSI-North building of $162 thousand per year and a lease on the DCM-Lansing facility of $105 thousand per year.  Total time deposits at June 30, 2013 were $176.1 million, of which $92.7 million matures beyond one year.

Also, as of June 30, 2013, the Company had commitments to sell mortgage loans totaling $10.7 million.  The Company believes that it has adequate resources to fund commitments as they arise and that it can adjust the rate on savings certificates to retain deposits in changing interest rate environments.  If the Company requires funds beyond its internal funding capabilities, advances from the FHLB of Cincinnati and other financial institutions are available.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended June 30, 2013, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable

(b)	Not applicable

(c)	Repurchases of Common Shares: The Company did not have any repurchases of common shares during the three or six months ended June 30, 2013.

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

SB FINANCIAL GROUP, INC.

Date: August 8, 2013	By	/s/ Mark A. Klein
Mark A. Klein
President & Chief Executive Officer

	By	/s/ Anthony V. Cosentino
Anthony V. Cosentino Executive Vice President & Chief Financial Officer