Form 10-Q
period 2013-09-30
SB FINANCIAL GROUP, INC.
filed 2013-11-07
CIK 767405

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ___________

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
Large Accelerate Filer ☐       Accelerated Filer ☐       Non-Accelerated Filer ☐      Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Shares, without par value	4,869,629 shares
(class)	(Outstanding at November 7, 2013)

SB FINANCIAL GROUP, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SB Financial Group, Inc.
Condensed Consolidated Balance Sheets
September 30, 2013 and December 31, 2012

	September	December
($ in Thousands)	2013	2012
	(unaudited)
ASSETS
Cash and due from banks	$19,016	$19,144

Securities available for sale, at fair value	86,620	98,702
Other securities - FRB and FHLB Stock	3,748	3,748
Total investment securities	90,368	102,450

Loans held for sale	2,407	6,147

Loans, net of unearned income	475,233	463,389
Allowance for loan losses	(7,120)	(6,811)
Net loans	468,113	456,578

Premises and equipment, net	12,399	12,633
Purchased software	320	330
Cash surrender value of life insurance	12,826	12,577
Goodwill	16,353	16,353
Core deposits and other intangibles	784	1,219
Foreclosed assets held for sale, net	1,430	2,367
Mortgage servicing rights	5,076	3,775
Accrued interest receivable	1,694	1,235
Other assets	2,626	3,426
Total assets	$633,412	$638,234

LIABILITIES AND EQUITY
Deposits
Non interest bearing demand	$78,217	77,799
Interest bearing demand	124,860	117,289
Savings	61,899	57,461
Money market	78,406	80,381
Time deposits	178,161	194,071
Total deposits	521,543	527,001

Notes payable	680	1,702
Advances from Federal Home Loan Bank	16,000	21,000
Repurchase agreements	14,836	10,333
Trust preferred securities	20,620	20,620
Accrued interest payable	448	138
Other liabilities	3,748	4,156
Total liabilities	577,875	584,950

Equity
Preferred stock	-	-
Common stock	12,569	12,569
Additional paid-in capital	15,399	15,374
Retained earnings	28,846	25,280
Accumulated other comprehensive income	415	1,830
Treasury stock	(1,692)	(1,769)
Total equity	55,537	53,284

Total liabilities and equity	$633,412	$638,234

See notes to condensed consolidated financial statements (unaudited)

Note: The balance sheet at December 31, 2012 has been derived from the audited consolidated financial statements at that date

SB FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME - (Unaudited)

($ in thousands, except share data)	Three Months Ended		Nine Months Ended
	September	September	September	September
Interest income	2013	2012	2013	2012
Loans
Taxable	$5,649	$6,106	$17,406	$18,071
Nontaxable	14	21	54	68
Securities
Taxable	305	383	931	1,185
Nontaxable	178	156	522	449
Total interest income	6,146	6,666	18,913	19,773

Interest expense
Deposits	539	694	1,718	2,316
Other borrowings	11	17	37	49
Repurchase Agreements	2	11	7	139
Federal Home Loan Bank advances	83	92	257	241
Trust preferred securities	336	418	1,077	1,451
Total interest expense	971	1,232	3,096	4,196

Net interest income	5,175	5,434	15,817	15,577

Provision for loan losses	401	300	900	950

Net interest income after provision for loan losses	4,774	5,134	14,917	14,627

Noninterest income
Trust fees	669	646	1,964	1,895
Customer service fees	659	677	1,914	1,976
Gain on sale of mtg. loans & OMSR's	1,356	1,572	4,290	4,148
Mortgage loan servicing fees, net	432	(192)	1,029	(28)
Gain on sale of non-mortgage loans	44	170	282	170
Data service fees	333	485	1,205	1,704
Net gain on sales of securities	28	-	48	-
Gain/(loss) on sale/disposal of assets	15	(151)	(219)	(257)
Other income	174	201	584	589
Total non-interest income	3,710	3,408	11,097	10,197

Noninterest expense
Salaries and employee benefits	3,343	3,597	10,470	10,693
Net occupancy expense	507	515	1,561	1,591
Equipment expense	701	722	2,159	2,145
FDIC insurance expense	98	91	301	528
Data processing fees	189	103	460	337
Professional fees	456	451	1,384	1,226
Marketing expense	135	85	335	278
Printing and office supplies	49	39	246	184
Telephone and communication	156	151	472	434
Postage and delivery expense	199	223	623	652
State, local and other taxes	140	128	412	366
Employee expense	125	118	403	343
Other intangible amortization expense	129	157	435	472
OREO Impairment	-	-	33	58
Other expenses	335	345	1,018	965
Total non-interest expense	6,562	6,725	20,312	20,272

Income before income tax expense	1,922	1,817	5,702	4,552

Income tax expense	578	513	1,721	1,262

Net income	$1,344	$1,304	$3,981	$3,290

Common share data:
Basic earnings per common share	$0.28	$0.27	$0.82	$0.68

Diluted earnings per common share	$0.28	$0.27	$0.82	$0.68

See notes to condensed consolidated financial statements (unaudited)

SB Financial Group, Inc.
Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended Sep. 30,		Nine Months Ended Sep. 30,
($'s in thousands)	2013	2012	2013	2012

Net income	$1,344	$1,304	$3,981	$3,290
Other comprehensive (loss)/income:
Available-for-sale investment securities:
Gross unrealized holding (loss) gain arising in the period	(95)	515	(2,096)	1,014
Related tax benefit (expense)	33	(175)	713	(345)
Less: reclassification adjustment for (loss) realized in income	(28)	-	(48)	-
Related tax benefit	9	-	16	-
Net effect on other comprehensive (loss) income	(81)	340	(1,415)	669
Total comprehensive income	$(1,263)	$1,644	$2,566	$3,959

See notes to condensed consolidated financial statements (unaudited)

SB Financial Group, Inc.
Condensed Consolidated Statements of Changes in Stockholders Equity (Unaudited)

($'s in thousands)	Preferred	Common	Additional Paid-in	Retained	Accumulated Other Comprehensive	Treasury
	Stock	Stock	Capital	Earnings	Income (Loss)	Stock	Total

Balance, January 1, 2013	$-	$12,569	$15,374	$25,280	$1,830	$(1,769)	$53,284
Net Income				3,981			3,981
Other Comprehensive Loss					(1,415)		(1,415)
Dividends on Common Stk., $0.85 per share				(415)			(415)
Stock options exercised			(27)			77	51
Expense of stock option plan			52				52
Balance, September 30, 2013	$-	$12,569	$15,399	$28,846	$415	$(1,692)	$55,537

Balance, January 1, 2012	$-	$12,569	$15,323	$20,466	$1,343	$(1,769)	$47,932
Net Income				3,290			3,290
Other Comprehensive Income					669		669
Expense of stock option plan			39				39
Balance, September 30, 2012	$-	$12,569	$15,362	$23,756	$2,012	$(1,769)	$51,930

See notes to condensed consolidated financial statements (unaudited)

SB Financial Group, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended Sep. 30,
($'s in thousands)	2013	2012
Operating Activities
Net Income	$3,981	$3,290
Items (using)/providing cash
Depreciation & amortization	813	941
Provision for loan losses	900	950
Expense of share-based compensation plan	52	39
Amortization of premiums and discounts on securities	755	970
Amortization of intangible assets	435	472
Amortization of originated mortgage servicing rights	699	973
Recapture of originated mortgage servicing rights impairment	(649)	(419)
Impairment of mortgage servicing rights	-	305
Proceeds from sale of loans held for sale	221,444	238,894
Originations of loans held for sale	(209,104)	(242,306)
Gain from sale of loans	(4,572)	(4,318)
Gain on sales of available for sale securities	(48)	-
Loss on sale of foreclosed assets	121	254
Income from bank owned life insurance	(249)	(267)
OREO impairment	33	58
Changes in
Interest receivable	(459)	(196)
Other assets	(3,694)	1,783
Interest payable and other liabilities	(98)	1,190

Net cash provided by operating activities	10,360	2,613

Investing Activities
Purchase of available-for-sale securities	(21,494)	(23,956)
Purchase of Federal Home Loan Bank stock	-	(63)
Proceeds from maturities of available-for-sale securities	23,278	34,730
Proceeds from sales of available-for-sale-securities	7,390	-
Net change in loans	(13,350)	(14,255)
Purchase of premises and equipment and software	(918)	(942)
Proceeds from sales or disposal of premises and equipment	315	701
Proceeds from sale of foreclosed assets	1,657	261

Net cash used in investing activities	(3,122)	(3,524)

Financing Activities
Net increase in demand deposits, money market, interest checking and savings accounts	10,452	15,673
Net decrease in certificates of deposit	(15,910)	(19,187)
Net increase/(decrease) in securities sold under agreements to repurchase	4,503	(5,044)
Proceeds from Federal Home Loan Bank advances	9,000	41,500
Repayment of Federal Home Loan Bank advances	(14,000)	(35,776)
Proceeds from stock options exercised	26	-
Dividends on common stock	(415)	-
Repayment of notes payable	(1,022)	(813)

Net cash used in financing activities	(7,366)	(3,647)

Decrease in Cash and Cash Equivalents	(128)	(4,558)

Cash and Cash Equivalents, Beginning of Year	19,144	14,846

Cash and Cash Equivalents, End of Period	$19,016	$10,289

Supplemental Cash Flows Information

Interest paid	$2,786	$2,927
Income taxes paid	$550	$70
Transfer of loans to foreclosed assets	$915	$983

See notes to condensed consolidated financial statements (unaudited)

SB FINANCIAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A—BASIS OF PRESENTATION

SB Financial Group, Inc. (the “Company”) is a bank holding company whose principal activity is the ownership and management of its wholly-owned subsidiaries, The State Bank and Trust Company (“State Bank”), RFCBC, Inc. (“RFCBC”), Rurbanc Data Services, Inc. dba RDSI Banking Systems (“RDSI”), Rurban Statutory Trust I (“RST I”), and Rurban Statutory Trust II (“RST II”).  State Bank owns all the outstanding stock of Rurban Mortgage Company (“RMC”), Rurban Investments, Inc. (“RII”) and State Bank Insurance, LLC (“SBI”). Effective April 18, 2013, the Company changed its name from Rurban Financial Corp. to SB Financial Group, Inc.

The consolidated financial statements include the accounts of the Company, State Bank, RFCBC, RDSI, RMC, RII, and SBI.  All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q.  Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  The financial statements reflect all adjustments that are, in the opinion of management, necessary to fairly present the financial position, results of operations and cash flows of the Company.  Those adjustments consist only of normal recurring adjustments.  Results of operations for the three and nine months ended September 30, 2013, are not necessarily indicative of results for the complete year.

The condensed consolidated balance sheet of the Company as of December 31, 2012 has been derived from the audited consolidated balance sheet of the Company as of that date.

For further information, refer to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

NOTE B—EARNINGS PER SHARE

Earnings per share (EPS) have been computed based on the weighted average number of shares outstanding during the periods presented. For the period ended September 30, 2013, share based awards totaling 95,070 common shares were not considered in computing diluted EPS as they were anti-dilutive.  For the period ended September 30, 2012, share based awards totaling 302,474 common shares were not considered in computing diluted EPS as they were anti-dilutive. The average number of shares used in the computation of basic and diluted earnings per share were:

	Three Months Ended		Nine Months Ended
(shares in thousands)	September 30,		September 30,
	2013	2012	2013	2012
Basic earnings per share	4,867	4,862	4,865	4,862
Diluted earnings per share	4,881	4,862	4,877	4,862

NOTE C - SECURITIES

The amortized cost and appropriate fair values, together with gross unrealized gains and losses, of securities at September 30, 2013 and December 31, 2012 were as follows:

		Gross	Gross
($'s in thousands)	Amortized	Unrealized	Unrealized	Approximate
	Cost	Gains	Losses	Fair Value
Available-for-Sale Securities:
September 30, 2013:
U.S. Treasury and Government agencies	$12,610	$128	$(117)	$12,621
Mortgage-backed securities	53,026	573	(327)	53,272
State and political subdivisions	18,966	660	(299)	19,327
Money Market Mutual Funds	1,377	-	-	1,377
Equity securities	23	-	-	23

	$86,002	$1,361	$(743)	$86,620

		Gross	Gross
($'s in thousands)	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Available-for-Sale Securities:
December 31, 2012:
U.S. Treasury and Government agencies	$14,301	$210	$-	$14,511
Mortgage-backed securities	62,661	1,136	(33)	63,764
State and political subdivisions	16,789	1,462	(2)	18,249
Money Market Mutual Funds	2,155	-	-	2,155
Equity securities	23	-	-	23

	$95,929	$2,808	$(35)	$98,702

The amortized cost and fair value of securities available for sale at September 30, 2013, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale
	Amortized	Fair
($'s in thousands)	Cost	Value
September 30, 2013:
Within one year	$1,022	$1,024
Due after one year through five years	1,387	1,463
Due after five years through ten years	10,950	11,076
Due after ten years	18,217	18,385
	31,576	31,948

Mortgage-backed securities, money market mutual funds & equity securities	54,426	54,672

Totals	$86,002	$86,620

The fair value of securities pledged as collateral, to secure public deposits and for other purposes, was $67.2 million at September 30, 2013 and $49.8 million at December 31, 2012.  The fair value of securities delivered for repurchase agreements was $16.6 million at September 30, 2013 and $16.2 million at December 31, 2012.

Gross gains of $0.03 million and $0.05 million resulting from sales of available-for-sale securities, were realized during the three and nine month periods ending September 30, 2013, respectively.  The $0.05 million gain on sale was a reclassification from accumulated other comprehensive income and is included in the net gain on sales of securities.  The related $0.02 million tax benefit is a reclassification from accumulated other comprehensive income and is included in the income tax expense line item in the income statement.  There were no realized gains or losses from sales of available-for-sale securities for the three or nine month periods ending September 30, 2012.

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost.  Total fair value of these investments was $25.9 million at September 30, 2013, and $6.0 million at December 31, 2012, which was approximately 29.9 and 6.1 percent, respectively, of the Company’s available-for-sale investment portfolio at such dates.  Based on evaluation of available evidence, including recent changes in market interest rates, credit rating information and information obtained from regulatory filings, management believes the declines in fair value for these securities are temporary.  Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.

Securities with unrealized losses, aggregated by investment class and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2013 and December 31, 2012 are as follows:

($ in thousands)	Less than 12 Months		12 Months or Longer		Total
September 30, 2013	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-Sale Securities:

US Treasury and Government Agencies	$3,995	$(117)	$-	$-	$3,995	$(117)
Mortgage-backed securities	17,027	(327)	-	-	17,027	(327)
State and political subdivisions	4,909	(299)	-	-	4,909	(299)

	$25,931	$(743)	$-	$-	$25,931	$(743)

($ in thousands)	Less than 12 Months		12 Months or Longer		Total
December 31, 2012	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-Sale Securities:
Mortgage-backed securities	$5,202	$(33)	$342	$-	$5,544	$(33)
State and political subdivisions	229	(1)	251	(1)	480	(2)

	$5,431	$(34)	$593	$(1)	$6,024	$(35)

During the quarter ended September 30, 2013, interest rates remained level from the quarter ended June 30, 2013. The increase in rates from December 31, 2012 resulted in higher unrealized losses in the investment portfolio. Specifically, at September 30, 2013, 29 bonds in the portfolio (25%) have an unrealized loss. The investment portfolio duration for the Company is in line with peer banks and the percentage decrease in value was in line with our estimates for this level of interest rate increase.  In addition, management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concern warrants such evaluation.  Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent of the Company to not sell the investment and whether it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost.  Management has determined there is no other-than-temporary-impairment on these securities.

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

Categories of loans at September 30, 2013 and December 31, 2012 include:

($ in thousands)	Total Loans		Non-Accrual Loans		Non-Accrual Percentage
	Sep. 2013	Dec. 2012	Sep. 2013	Dec. 2012	Sep. 2013	Dec. 2012
Commercial & Industrial	$81,859	$81,767	2,738	1,246	3.34%	1.52%
Commercial RE & Construction	209,739	201,392	642	782	0.31%	0.39%
Agricultural & Farmland	39,636	42,276	-	-	0.00%	0.00%
Residential Real Estate	96,477	87,859	1,837	2,631	1.90%	2.99%
Home Equity & Consumer	47,677	50,223	363	646	0.76%	1.29%
Other	133	148	-	-	0.00%	0.00%
Total loans	475,521	463,665	$5,580	$5,305	1.17%	1.14%
Less
Net deferred loan fees, premiums and discounts	(288)	(276)
Loans, net of unearned income	$475,233	$463,389
Allowance for loan losses	$(7,120)	$(6,811)

The following tables present the activity in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of September 30, 2013, December 31, 2012 and September 30, 2012.

	Commercial	Commercial RE	Agricultural	Residential	Home Equity
($'s in thousands)	& Industrial	& Construction	& Farmland	Real Estate	& Consumer	Other	Total

For the Three Months Ended
September 30, 2013

Beginning balance	$1,547	$3,059	$180	$1,183	$947	$97	$7,013
Charge Offs	-	(53)	-	(69)	(185)	-	(307)
Recoveries	2	1	1	-	9	-	13
Provision	183	86	(4)	22	114	-	401
Ending Balance	$1,732	$3,093	$177	$1,136	$885	$97	$7,120

For the Nine Months Ended
September 30, 2013

Beginning balance	$1,561	$3,034	$186	$1,088	$839	$103	$6,811
Charge Offs	(1)	(58)	-	(167)	(421)	(9)	(656)
Recoveries	16	16	3	19	11	-	65
Provision	156	101	(12)	196	456	3	900
Ending Balance	$1,732	$3,093	$177	$1,136	$885	$97	$7,120

Loans Receivable at September 30, 2013

	Commercial	Commercial RE	Agricultural	Residential	Home Equity
($'s in thousands)	& Industrial	& Construction	& Farmland	Real Estate	& Consumer	Other	Total

Allowance:
Ending balance:
individually
evaluated for
impairment	$521	$40	$-	$219	$178		$958
Ending balance:
collectively
evaluated for
impairment	$1,211	$3,053	$177	$917	$707	$97	$6,162
Loans:
Ending balance:
individually
evaluated for
impairment	$2,463	$829	$-	$2,125	$604		$6,021
Ending balance:
collectively
evaluated for
impairment	$79,396	$208,910	$39,636	$94,352	$47,073	$133	$469,500

ALLOWANCE FOR LOAN AND LEASE LOSSES

	Commercial	Commercial RE	Agricultural	Residential	Home Equity
($'s in thousands)	& Industrial	& Construction	& Farmland	Real Estate	& Consumer	Other	Total

For the Three Months Ended
September 30, 2012

Beginning balance	$1,517	$3,020	$95	$1,047	$802	$137	$6,618
Charge Offs	(79)	(180)	(10)	-	(25)	(7)	(301)
Recoveries	11	5	2	(2)	61	2	79
Provision	152	57	107	(18)	12	(10)	300
Ending Balance	$1,601	$2,902	$194	$1,027	$850	$122	$6,696

For the Nine Months Ended
September 30, 2012

Beginning balance	$1,914	$2,880	$51	$956	$599	$129	$6,529
Charge Offs	(284)	(279)	(10)	(65)	(366)	(24)	(1,028)
Recoveries	39	47	4	80	69	6	245
Provision	(68)	254	149	56	548	11	950
Ending Balance	$1,601	$2,902	$194	$1,027	$850	$122	$6,696

Loans Receivable at December 31, 2012

	Commercial	Commercial RE	Agricultural	Residential	Home Equity
($'s in thousands)	& Industrial	& Construction	& Farmland	Real Estate	& Consumer	Other	Total

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

The following tables present the credit risk profile of the Company’s loan portfolio based on rating category and payment activity as of September 30, 2013 and December 31, 2012.

September 30, 2013	Commercial	Commercial RE	Agricultural	Residential	Home Equity
Loan Grade	& Industrial	& Construction	& Farmland	Real Estate	& Consumer	Other	Total
($ in thousands)
1-2	$1,919	$86	$101	$-	$1	$-	$2,107
3	21,317	44,955	6,651	87,069	43,506	17	203,515
4	51,427	149,168	32,884	5,892	3,641	116	243,128
Total Pass	74,663	194,209	39,636	92,961	47,148	133	448,750

Special Mention	3,551	13,007	-	1,435	80	-	18,073
Substandard	1,081	1,883	-	292	114	-	3,370
Doubtful	2,564	640	-	1,789	335	-	5,328
Loss	-	-	-	-	-	-	-
Total Loans	$81,859	$209,739	$39,636	$96,477	$47,677	$133	$475,521

December 31, 2012	Commercial	Commercial RE	Agricultural	Residential	Home Equity
Loan Grade	& Industrial	& Construction	& Farmland	Real Estate	& Consumer	Other	Total
($ in thousands)
1-2	$1,108	$101	$109	$-	$-	$-	$1,318
3	23,028	55,175	7,938	77,221	45,063	17	208,442
4	54,871	129,846	34,195	6,285	4,223	131	229,551
Total Pass	79,007	185,122	42,242	83,506	49,286	148	439,311

Special Mention	88	12,370	-	1,186	190	-	13,834
Substandard	1,429	3,024	34	699	144	-	5,330
Doubtful	1,243	876	-	2,468	603	-	5,190
Loss	-	-	-	-	-	-	-
Total Loans	$81,767	$201,392	$42,276	$87,859	$50,223	$148	$463,665

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

The following tables present the Company’s loan portfolio aging analysis as of September 30, 2013 and December 31, 2012.

	30-59 Days	60-89 Days	Greater Than	Total Past		Total Loans
September 30, 2013	Past Due	Past Due	90 Days	Due	Current	Receivable
($ in thousands)

Commercial & Industrial	$26	$-	$622	$648	$81,211	$81,859
Commercial RE & Construction	193	-	278	471	209,268	209,739
Agricultural & Farmland	-	-	-	-	39,636	39,636
Residential Real Estate	106	63	795	964	95,513	96,477
Home Equity & Consumer	29	22	119	170	47,507	47,677
Other	-	-	-	-	133	133
Total Loans	$354	$85	$1,814	$2,253	$473,268	$475,521

	30-59 Days	60-89 Days	Greater Than	Total Past		Total Loans
December 31, 2012	Past Due	Past Due	90 Days	Due	Current	Receivable
($ in thousands)

Commercial & Industrial	$26	$2	$497	$525	$81,242	$81,767
Commercial RE & Construction	1,623	320	264	2,207	199,185	201,392
Agricultural & Farmland	-	-	-	-	42,276	42,276
Residential Real Estate	90	139	1,467	1,696	86,163	87,859
Home Equity & Consumer	319	76	280	675	49,548	50,223
Other	-	-	-	-	148	148
Total Loans	$2,058	$537	$2,508	$5,103	$458,562	$463,665

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

The following tables present impaired loan information as of and for the three and nine months ended September 30, 2013 and 2012, and for the twelve months ended December 31, 2012:

Three Months Ended
September 30, 2013
($'s in thousands)	Recorded	Unpaid Principal	Related	Average Recorded	Interest Income
	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Commercial & Industrial	$663	$2,549	$-	$870	$4
Commercial RE & Construction	624	624	-	805	5
Agricultural & Farmland	-	-	-	-	-
Residential Real Estate	1,020	1,074	-	1,156	12
Home Equity & Consumer	189	189	-	199	3
All Impaired Loans < $100,000	1,065	1,065	-	1,065	-
With a specific allowance recorded:
Commercial & Industrial	1,800	1,800	521	1,800	12
Commercial RE & Construction	205	258	40	259	3
Agricultural & Farmland	-	-	-	-	-
Residential Real Estate	1,105	1,105	219	978	12
Home Equity & Consumer	415	415	178	438	7
All Impaired Loans < $100,000	-	-	-	-	-
Totals:
Commercial & Industrial	$2,463	$4,349	$521	$2,670	$16
Commercial RE & Construction	$829	$882	$40	$1,064	$8
Agricultural & Farmland	$-	$-	$-	$-	$-
Residential Real Estate	$2,125	$2,179	$219	$2,134	$24
Home Equity & Consumer	$604	$604	$178	$637	$10
All Impaired Loans < $100,000	$1,065	$1,065	$-	$1,065	$-

Nine Months Ended
September 30, 2013
($'s in thousands)	Average Recorded	Interest Income
	Investment	Recognized
With no related allowance recorded:
Commercial & Industrial	$2,341	$13
Commercial RE & Construction	820	19
Agricultural & Farmland	-	-
Residential Real Estate	1,160	35
Home Equity & Consumer	203	8
All Impaired Loans < $100,000	1,065	-
With a specific allowance recorded:
Commercial & Industrial	1,773	44
Commercial RE & Construction	261	8
Agricultural & Farmland	-	-
Residential Real Estate	983	36
Home Equity & Consumer	445	22
All Impaired Loans < $100,000	-	-
Totals:
Commercial & Industrial	$4,114	$57
Commercial RE & Construction	$1,081	$27
Agricultural & Farmland	$-	$-
Residential Real Estate	$2,143	$71
Home Equity & Consumer	$648	$30
All Impaired Loans < $100,000	$1,065	$-

Twelve Months Ended
December 31, 2012
($'s in thousands)	Recorded	Unpaid Principal	Related
	Investment	Balance	Allowance
With no related allowance recorded:
Commercial & Industrial	$394	$2,280	$-
Commercial RE & Construction	527	1,529	-
Agricultural & Farmland	-	-	-
Residential Real Estate	1,122	1,204	-
Home Equity & Consumer	228	260	-
All Impaired Loans < $100,000	1,336	1,336	-
With a specific allowance recorded:
Commercial & Industrial	838	944	485
Commercial RE & Construction	198	198	55
Agricultural & Farmland	-	-	-
Residential Real Estate	1,561	1,561	386
Home Equity & Consumer	454	454	195
All Impaired Loans < $100,000	-	-	-
Totals:
Commercial & Industrial	$1,232	$3,224	$485
Commercial RE & Construction	$725	$1,727	$55
Agricultural & Farmland	$-	$-	$-
Residential Real Estate	$2,683	$2,765	$386
Home Equity & Consumer	$682	$714	$195
All Impaired Loans < $100,000	$1,336	$1,336	$-

	Nine Months Ended Sep. 30, 2012		Three Months Ended Sep. 30, 2012
($'s in thousands)	Average Recorded	Interest Income	Average Recorded	Interest Income
	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
Commercial & Industrial	$2,568	$-	$2,071	$-
Commercial RE & Construction	2,078	18	2,013	6
Agricultural & Farmland	-	-	-	-
Residential Real Estate	1,359	57	1,351	16
Home Equity & Consumer	393	11	388	4
All Impaired Loans < $100,000	1,441	-	1,441	-
With a specific allowance recorded:
Commercial & Industrial	949	6	947	3
Commercial RE & Construction	-	-	-	-
Agricultural & Farmland	3	-	3	-
Residential Real Estate	1,480	38	1,475	12
Home Equity & Consumer	365	13	362	5
Totals:
Commercial & Industrial	$3,517	$6	$3,018	$3
Commercial RE & Construction	$2,078	$18	$2,013	$6
Agricultural & Farmland	$3	$-	$3	$-
Residential Real Estate	$2,839	$95	$2,826	$28
Home Equity & Consumer	$758	$24	$750	$9
All Impaired Loans < $100,000	$1,441	$-	$1,441	$-

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

The table below presents the newly restructured loans by type of modification during the nine months ended September 30, 2013, and September 30, 2012.

	September 30, 2013
	Interest			Total
($ in thousands)	Only	Term	Combination	Modification

Residential Real Estate	$-	$13	$-	$13
Consumer	-	11	-	11

Total Modifications	$-	$24	$-	$24

The loans described above increased the ALLL by $11,000 in the nine month period ending September 30, 2013.

	September 30, 2012
	Interest			Total
($ in thousands)	Only	Term	Combination	Modification

Residential Real Estate	$-	$142	$192	$334
Consumer	-	-	-	-

Total Modifications	$-	$142	$192	$334

The loans described above increased the ALLL by $71,000 in the nine month period ending September 30, 2012.

Troubled debt restructurings modified in the past 12 months that subsequently defaulted:

	Number of	Recorded
($ in thousands)	Contracts	Balance

Residential Real Estate	4	$194
Consumer	-	-

	4	$194

NOTE E - NEW ACCOUNTING PRONOUNCEMENTS

ASC No. 2013-04, Liabilities (Topic 405):Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date.

The objective of the amendments in this Update is to provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. generally accepted accounting principles (GAAP). Examples of obligations within the scope of this Update include debt arrangement, other contractual obligations, and settled litigation and judicial rulings. U.S. GAAP does not include specific guidance on accounting for such obligations with joint and several liability, which has resulted in diversity in practice. Some entities record the entire amount under the joint and several liability arrangement on the basis of the concept of a liability and the guidance that must be met to extinguish a liability. Other entities record less than the total amount of the obligation, such as an amount allocated, an amount corresponding to the proceeds received, or the portion of the amount the entity agreed to pay among it co-obligors, on the basis of the guidance for contingent liabilities.

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

The amendments in this update are effective prospectively for reporting periods beginning after December 15, 2012.  The Company has adopted these amendments and they have not had a material impact on the Company’s Condensed Consolidated Financial Statements.

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

The amendments in this update are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012.  Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012.  Management has determined that the adoption of ASU 2012-02 have not had a material impact on the Company’s Condensed Consolidated Financial Statements.

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

As of and for the three months ended September 30, 2013
		Data		Total	Intersegment	Consolidated
Income statement information ($'s in thousands)	Banking	Processing	Other	Segments	Elimination	Totals

Net interest income (expense)	$5,521	$(11)	$(335)	$5,175	$-	$5,175
Other revenue - external customers	3,413	333	-	3,746	-	3,746
Other revenue - other segments	62	174	-	236	(272)	(36)

Total revenue	8,996	496	(335)	9,157	(272)	8,885

Non-interest expense	5,957	632	210	6,799	(237)	6,562

Significant non-cash items:

Depreciation and amortization	286	26	-	312	-	312
			.
Provision for loan losses	404	-	(3)	401	-	401

Income tax expense (benefit)	809	(46)	(185)	578	-	578

Segment profit (loss)	$1,826	$(90)	$(357)	$1,379	$(35)	$1,344

Balance sheet information

Total assets	$629,632	$1,847	$1,452	$632,931	$481	$633,412

Goodwill and intangibles	$17,137	$-	$-	$17,137	$-	$17,137

Premises and equipment expenditures	$329	$8	$28	$365	$-	$365

As of and for the three months ended September 30, 2012
		Data		Total	Intersegment	Consolidated
Income statement information ($'s in thousands)	Banking	Processing	Other	Segments	Elimination	Totals

Net interest income (expense)	$5,869	$(17)	$(418)	$5,434	$-	$5,434
Other revenue - external customers	2,951	484	15	3,450		3,450
Other revenue - other segments	67	233	68	368	(410)	(42)

Total revenue	8,887	700	(335)	9,252	(410)	8,842

Non-interest expense	6,068	735	290	7,093	(368)	6,725

Significant non-cash items:

Depreciation and amortization	239	59	1	299	-	299

Provision for loan losses	300	-	-	300	-	300

Income tax expense (benefit)	743	(11)	(218)	514	-	513

Segment profit (loss)	$1,776	$(24)	$(407)	$1,345	$(41)	$1,304

Balance sheet information

Total assets	$624,840	$2,518	$4,920	$632,278	$(2,073)	$630,205

Goodwill and intangibles	$17,729	$-	$-	$17,729	$-	$17,729

Premises and equipment expenditures	$(12)	$-	$-	$(12)	$-	$(12)

As of and for the nine months ended September 30, 2013
		Data		Total	Intersegment	Consolidated
Income statement information ($'s in thousands)	Banking	Processing	Other	Segments	Elimination	Totals

Net interest income (expense)	$16,930	$(37)	$(1,076)	$15,817	$-	$15,817

Non-interest income - external customers	9,973	1,205	-	11,178		11,178

Non-interest income - other segments	230	756	20	1,006	(1,087)	(81)

Total revenue	27,133	1,924	(1,056)	28,001	(1,087)	26,914

Non-interest expense	18,534	2,038	726	21,298	(986)	20,312

Significant non-cash items:

Depreciation and amortization	720	90	3	813	-	813

Provision for loan losses	903	-	(3)	900	-	900

Income tax expense (benefit)	2,365	(39)	(605)	1,721	-	1,721

Segment profit (loss)	$5,331	$(75)	$(1,174)	$4,082	$(101)	$3,981

Balance sheet information

Total assets	$629,632	$1,847	$1,452	$632,931	$481	$633,412

Goodwill and intangibles	$17,137	$-	$-	$17,137	$-	$17,137

Premises and equipment expenditures	$882	$8	$28	$918	$-	$918

As of and for the nine months ended September 30, 2012
		Data		Total	Intersegment	Consolidated
Income statement information ($'s in thousands)	Banking	Processing	Other	Segments	Elimination	Totals

Net interest income (expense)	$17,160	$(99)	$(1,450)	$15,611	$(34)	$15,577

Non-interest income - external customers	8,576	1,682	41	10,299		10,299

Non-interest income - other segments	227	1,298	182	1,707	(1,809)	(102)

Total revenue	25,963	2,881	(1,227)	27,617	(1,843)	25,774

Non-interest expense	18,598	2,461	954	22,012	(1,740)	20,272

Significant non-cash items:

Depreciation and amortization	701	233	7	941	-	941

Provision for loan losses	950	-	-	950	-	950

Income tax expense (benefit)	1,875	143	(756)	1,262	-	1,262

Segment profit (loss)	$4,540	$277	$(1,425)	$3,393	$(102)	$3,290

Balance sheet information

Total assets	$624,840	$2,518	$4,920	$632,278	$(2,073)	$630,205

Goodwill and intangibles	$17,729	$-	$-	$17,729	$-	$17,729

Premises and equipment expenditures	$940	$2	$-	$942	$-	$942

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

Non-designated Hedges

The Company does not use derivatives for trading or speculative purposes.  Derivatives not designated as hedges are not speculative and result from a service the Company provides to certain customers.  The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies.  Those interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions.  As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings.  As of September 30, 2013, the notional amount of customer-facing swaps was approximately $13.7 million.  This amount is offset with third party counterparties, as described above.

The Company has minimum collateral posting thresholds with its derivative counterparties.  As of September 30, 2013, the Company had posted cash as collateral in the amount of $0.1 million.

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of the Company’s derivative financial instruments, as well as their classification on the Balance Sheet, as of September 30, 2013 and December 31, 2012.

($ in thousands)	Asset Derivatives		Liability Derivatives
	September 30, 2013		September 30, 2013
Derivatives not designated	Balance Sheet	Fair	Balance Sheet	Fair
as hedging instruments:	Location	Value	Location	Value

Interest rate contracts	Other Assets	$279	Other Liabilities	$279

	Asset Derivatives		Liability Derivatives
	December 31, 2012		December 31, 2012
Derivatives not designated	Balance Sheet	Fair	Balance Sheet	Fair
as hedging instruments:	Location	Value	Location	Value

Interest rate contracts	Other Assets	$254	Other Liabilities	$254

Effect of Derivative Instruments on the Income Statement

The Company’s derivative financial instruments had no net effect on the Income Statements for the three and nine months ended September 30, 2013 and September 30, 2012.

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

The following table presents the fair value measurements of assets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2013 and December 31, 2012.

($'s in thousands)	Fair Values at	Fair Value Measurements Using:
Description	9/30/2013	Level 1	Level 2	Level 3
Available-for-Sale Securities:
U.S. Treasury and Government Agencies	$12,621	$-	$12,621	$-
Mortgage-backed securities	53,272	-	53,272	-
State and political subdivisions	19,327	-	19,327	-
Money Market Mutual Funds	1,377	1,377	-	-
Equity securities	23	-	23	-
Interest rate contracts	279	-	279	-

($'s in thousands)	Fair Values at	Fair Value Measurements Using:
Description	12/31/2012	Level 1	Level 2	Level 3
Available-for-Sale Securities:
U.S. Treasury and Government Agencies	$14,511	$-	$14,511	$-
Mortgage-backed securities	63,764	-	63,764	-
State and political subdivisions	18,249	-	18,249	-
Money Market Mutual Funds	2,155	2,155	-	-
Equity securities	23	-	23	-
Interest rate contracts	254	-	254	-

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

Collateral-dependent Impaired Loans, Net of ALLL

Loans for which it is probable the Company will not collect all principal and interest due according to contractual terms are measured for impairment.  The estimated fair value of collateral-dependent impaired loans is based on the appraised value of the collateral, less estimated cost to sell.  Collateral-dependent impaired loans are classified within Level 3 of the fair value hierarchy.  This method requires obtaining independent appraisals of the collateral, which are reviewed for accuracy and consistency by Credit Administration.   These appraisers are selected from the list of approved appraisers maintained by management.  The appraised values are reduced by applying a discount factor to the value based on the Company’s loan review policy.  All impaired loans held by the Company were collateral dependent at September 30, 2013 and December 31, 2012.

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

The following table presents the fair value measurements of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fell at September 30, 2013 and December 31, 2012:

($'s in thousands)	Fair Values at	Fair Value Measurements Using:
Description	9/30/2013	Level 1	Level 2	Level 3
Impaired loans	$1,632	$-	$-	$1,632
Mortgage servicing rights	2,112	-	-	2,112
Foreclosed assets	84	-	-	84

($'s in thousands)	Fair Values at	Fair Value Measurements Using:
Description	12/31/2012	Level 1	Level 2	Level 3
Impaired loans	$2,227	$-	$-	$2,227
Mortgage servicing rights	2,667	-	-	2,667
Foreclosed assets	950	-	-	950

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements.

	Fair Value at	Valuation		Range (Weighted
($'s in thousands)	9/30/2013	Technique	Unobservable Inputs	Average)

Collateral-dependent impaired loans	$1,632	Market comparable properties	Comparability adjustments (%)	Not available

Mortgage servicing rights	2,112	Discounted cash flow	Discount Rate	9.75%
			Constant prepayment rate	8.50%
			P&I earnings credit	0.18%
			T&I earnings credit	1.67%
			Inflation for cost of servicing	1.50%

Foreclosed assets	84	Market comparable properties	Marketability discount	10.00%

	Fair Value at	Valuation		Range (Weighted
($'s in thousands)	12/31/2012	Technique	Unobservable Inputs	Average)

Collateral-dependent impaired loans	$2,227	Market comparable properties	Comparability adjustments (%)	Not available

Mortgage servicing rights	2,667	Discounted cash flow	Discount Rate	8.50%
			Constant prepayment rate	15.60%
			P&I earnings credit	0.21%
			T&I earnings credit	0.81%
			Inflation for cost of servicing	1.50%

Foreclosed assets	950	Market comparable properties	Marketability discount	10.00%

There were no changes in the inputs or methodologies used to determine fair value at September 30, 2013 as compared to December 31, 2012.

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

Cash and Cash Equivalents, Federal Reserve and Federal Home Loan Bank Stock and Accrued Interest Payable and Receivable

Fair value is determined to be the carrying amount for these items (which include cash on hand, due from banks, and federal funds sold) because they represent cash or mature in 90 days or less, and do not represent unanticipated credit concerns.

Loans Held For Sale

The fair value of loans held for sale is based upon quoted market prices, where available, or is determined by discounting estimated cash flows using interest rates approximating the Company's current origination rates for similar loans and adjusted to reflect the inherent credit risk.

Loans

The estimated fair value for loans receivable, including loans held for sale, net, is based on estimates of the rate State Bank would charge for similar loans at September 30, 2013 and December 31, 2012, applied for the time period until the loans are assumed to re-price or be paid.

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

Deposits, Short-term borrowings, Notes payable & FHLB advances

Deposits include demand deposits, savings accounts, NOW accounts and certain money market deposits. The carrying amount approximates the fair value. The estimated fair value for fixed-maturity time deposits, as well as borrowings, is based on estimates of the rate State Bank could pay on similar instruments with similar terms and maturities at September 30, 2013 and December 31, 2012.

Loan Commitments

The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties.  The estimated fair values for other financial instruments and off-balance-sheet loan commitments approximate cost at September 30, 2013 and December 31, 2012 and are not considered significant to this presentation.

Trust Preferred Securities

The fair value for Trust Preferred Securities is estimated by discounting the cash flows using an appropriate discount rate.

September 30, 2013	Carrying	Fair Value Measurements Using
($'s in thousands)	Amount	(Level 1)	(Level 2)	(Level 3)

Financial assets
Cash and cash equivalents	$19,016	$19,016	$-	$-
Loans held for sale	2,407	-	2,471	-
Loans, net of allowance for loan losses	468,113	-	-	470,329
Federal Reserve and FHLB Bank stock	3,748	-	3,748	-
Mortgage Servicing Rights	5,076	-	-	6,215
Accrued interest receivable	1,694	-	1,694	-

Financial liabilities
Deposits	$521,543	$-	$524,226	$-
Notes payable	680	-	695	-
FHLB advances	16,000	-	15,991	-
Short-term borrowings	14,836	-	14,836	-
Trust preferred securities	20,620	-	13,737	-
Accrued interest payable	448	-	448	-

December 31, 2012	Carrying	Fair Value Measurements Using
($'s in thousands)	Amount	(Level 1)	(Level 2)	(Level 3)

Financial assets
Cash and cash equivalents	$19,144	$19,144	$-	$-
Loans held for sale	6,147	-	6,350	-
Loans, net of allowance for loan losses	456,578	-	-	462,773
Federal Reserve and FHLB Bank stock	3,748	-	3,748	-
Mortgage Servicing Rights	3,775	-	-	4,329
Accrued interest receivable	1,235	-	1,235	-

Financial liabilities
Deposits	$527,001	$-	$530,097	$-
Notes payable	1,702	-	1,731	-
FHLB advances	21,000	-	21,274	-
Short-term borrowings	10,333	-	10,333	-
Trust preferred securities	20,620	-	7,353	-
Accrued interest payable	138	-	138	-

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Information

This Quarterly Report on Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains certain forward-looking statements that are provided to assist in the understanding of anticipated future financial performance. Forward-looking statements provide current expectations or forecasts of future events and are not guarantees of future performance. Examples of forward-looking statements include: (a) projections of income or expense, earnings per share, the payments or non-payments of dividends, capital structure and other financial items; (b) statements of plans and objectives of the Company or our management or Board of Directors, including those relating to products or services; (c) statements of future economic performance; and (d) statements of assumptions underlying such statements.  Words such as “anticipates”, “believes”, “plans”, “intends”, “expects”, “projects”, “estimates”, “should”, “may”, “would be”, “will allow”, “will likely result”, “will continue”, “will remain”, or other similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying those statements. Forward-looking statements are based on management’s expectations and are subject to a number of risks and uncertainties. Although management believes that the expectations reflected in such forward-looking statements are reasonable, actual results may differ materially from those expressed or implied in such statements. Risks and uncertainties that could cause actual results to differ materially include, without limitation, changes in interest rates, changes in the competitive environment, and changes in banking regulations or other regulatory or legislative requirements affecting bank holding companies. Additional detailed information concerning a number of important factors which could cause actual results to differ materially from the forward-looking statements contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations is available in the Company’s filings with the Securities and Exchange Commission, including the disclosure under the heading “Item 1A. Risk Factors” of Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, as updated by the disclosure under the heading "Item 1A. Risk Factors" 32 of Part II of this Quarterly Report on Form 10-Q. Undue reliance should not be placed on the forward-looking statements, which speak only as of the date hereof. Except as may be required by law, the Company undertakes no obligation to update any forward-looking statement to reflect unanticipated events or circumstances after the date on which the statement is made.

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

Among the provisions already implemented pursuant to the Dodd-Frank Act, the following provisions have or may have an effect on the business of the Company and its subsidiaries:

•	the CFPB has been formed with broad powers to adopt and enforce consumer protection regulations;

•	the federal law prohibiting the payment of interest on commercial demand deposit accounts was eliminated effective July 21, 2011;

•	the standard maximum amount of deposit insurance per customer was permanently increased to $250,000;

•	the assessment base for determining deposit insurance premiums has been expanded from domestic deposits to average assets minus average tangible equity; and

•	public companies in all industries are required to provide shareholders the opportunity to cast a non-binding advisory vote on executive compensation.

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

BASEL III Capital Standards

In December 2010, the Basel Committee on Banking Supervision, an international forum for cooperation on banking supervisory matters, announced the “Basel III” capital standards, which proposed new capital requirements for banking organizations.  On July 2, 2013, the Federal Reserve adopted a final rule implementing a revised capital framework based in part on the Basel III capital standards and, on July 9, 2013, the OCC also adopted a final rule and the FDIC adopted an interim final rule implementing a revised capital framework based in part on the Basel III capital standards.  The rule will begin to phase in on January 1, 2014 for larger institutions and January 1, 2015 for smaller, less complex banking organizations such as the Company.  The rule will be fully phased in by January 1, 2019.

The implementation of the final rule will lead to higher capital requirements and more restrictive leverage and liquidity ratios than those currently in place.  Specifically, the rule imposes the following minimum capital requirements on federally insured financial institutions: (1) a new minimum common equity tier 1 capital to risk-weighted assets ratio of 4.5%; (2) a leverage capital ratio of 4%; (3) a tier 1 risk-based capital ratio of 6%; and (4) a total risk-based capital ratio of 8%.  Under the rule, common equity generally consists of common stock, retained earnings and limited amounts of minority interests in the form of common stock.  In addition, in order to avoid limitations on capital distributions, such as dividend payments and certain bonus payments to executive officers, the rule requires insured financial institutions to hold a capital conservation buffer of common equity tier 1 capital above its minimum risk-based capital requirements.  The capital conservation buffer will be phased in over time, becoming effective on January 1, 2019, and will consist of an additional amount of common equity equal to 2.5% of risk-weighted assets.  The rule will also revise the regulatory agencies' prompt corrective action framework by incorporating the new regulatory capital minimums and updating the definition of common equity.  Until the rule is fully phased in, we cannot predict the ultimate impact it will have upon the financial condition or results of operations of the Company.

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

Three Months Ended September 30, 2013 compared to Three Months Ended September 30, 2012

Net Income: Net income for the third quarter of 2013 was $1.34 million, or $0.28 per diluted share, compared to net income of $1.30 million, or $0.27 per diluted share, for the third quarter of 2012. For the quarter, the Banking Group (consisting primarily of State Bank), had net income of $1.83 million, which is up 2.8 percent compared to net income of $1.78 million from the year ago third quarter. RDSI reported a net loss of $90 thousand compared to a net loss of $24 thousand from the year ago third quarter.

Provision for Loan Losses: The third quarter provision for loan losses was $0.4 million compared to $0.3 million for the year-ago quarter. Net charge-offs for the quarter were $0.3 million compared to $0.2 million for the year-ago quarter.  Total delinquent loans ended the quarter at $2.3 million, which is down $1.4 million, or 39.1 percent, from the prior year.

Asset Quality Review – For the Period Ended ($’s in Thousands)	September 30, 2013	December 31, 2012	September 30, 2012
Net charge-offs	$294	$1,068	$223
Nonaccruing loans	5,580	5,305	5,249
Accruing Trouble Debt Restructures	1,756	1,258	1,735
Nonaccruing and restructured loans	5,456	6,563	6,984
OREO / OAO	1,430	2,367	2,415
Nonperforming assets	8,766	8,930	9,399
Nonperforming assets/Total assets	1.38%	1.40%	1.49%
Allowance for loan losses/Total loans	1.50%	1.47%	1.47%
Allowance for loan losses/Nonperforming loans	97.1%	103.8%	95.9%

Consolidated Revenue: Total revenue, consisting of net interest income fully taxable equivalent (FTE) and noninterest income, was $9.0 million for the third quarter of 2013, an increase of $0.5 million, or 0.6 percent, from the $8.9 million generated during the 2012 third quarter.

Net interest income (FTE) was $5.3 million, which is down $0.2 million from the prior year third quarter’s $5.5 million. The Company’s earning assets increased $2.6 million, but this was offset by a 38 basis point decrease in the yield on earning assets. The net interest margin for the third quarter of 2013 was 3.72 percent compared to 3.91 percent for the third quarter of 2012.

Noninterest income was $3.7 million for the 2013 third quarter compared to $3.4 million for the prior year period. Excluding data service fees, which are contributed by RDSI, the remaining noninterest income is generated by the Banking Group. RDSI fees continue to trail the prior year due to client losses.

State Bank originated $55.2 million of mortgage loans compared to $90.7 million for the third quarter of 2012.  These third quarter 2013 originations and subsequent sales resulted in $1.4 million of gains, which compares to gains of $1.6 million for the third quarter of 2012.  Compared to the prior year third quarter, total sales into the secondary market have decreased by $23.7 million. Net mortgage banking revenue was $1.8 million due to the recapture of OMSR impairment and higher margin on loan sales in the current year.

Consolidated Noninterest Expense: Noninterest expense for the third quarter of 2013 was $6.6 million, compared to $6.7 million in the prior-year third quarter.  The Company experienced lower commission expenses during the quarter due to lower mortgage volumes.

Income Taxes: Income taxes for the third quarter of 2013 were $0.6 million compared to $0.5 million for the third quarter of 2012.  The increase was due primarily to the increase in pre-tax income compared to the prior year.

Nine Months Ended September 30, 2013 compared to Nine Months Ended September 30, 2012

Net Income: Net income for the nine months ended September 30, 2013 was $4.0 million, or $0.82 per diluted share, compared to net income of $3.29 million, or $0.68 per diluted share, for the nine months ended September 30, 2012.  For the year, the Banking Group (consisting primarily of State Bank), had net income of $5.33 million, which is up 17.4 percent compared to net income of $4.54 million the prior year.  RDSI reported a net loss of $75 thousand for the nine month period compared to net income of $277 thousand from the first nine months of the prior year.

Provision for Loan Losses: The provision for loan losses for the nine months ended September 30, 2013 was $0.9 million compared to $1.0 million for the nine months ended June 30, 2012. Net charge-offs for the first nine months were $0.6 million compared to $0.8 million for the first nine months of the prior year.

Consolidated Revenue: Total revenue, consisting of net interest income fully taxable equivalent (FTE) and noninterest income, was $27.2 million for the nine months ended September 30, 2013, an increase of $1.2 million, or 4.5 percent, from the $26.0 million generated during the first nine months of 2012.

Net interest income (FTE) was $16.1 million, which is up $0.3 million from the $15.8 million for the prior year first nine months. The Company’s earning assets increased $3.9 million, but this was offset by a 23 basis point decrease in the yield on earning assets. The net interest margin for the nine months ended September 20, 2013 was 3.81 percent compared to 3.77 percent for the nine months ended September 30, 2012.

Noninterest income was $11.1 million for the nine months ended September 30, 2013 compared to $10.2 million for the prior year nine months ended. Gain on sale of loans was higher in 2013 compared to 2012 due to higher sales in residential mortgage and FSA/SBA loans. In addition, recapture of OMSR impairment increased mortgage servicing fees compared to the prior year nine month period.

Consolidated Noninterest Expense: Noninterest expense for the nine months ended September 30, 2013 was $20.3 million, compared to $20.3 million in the nine months ended September 30, 2012.  Expenses related to our rebranding project increased costs compared to the prior year nine month period. These higher costs were offset by lower FDIC premiums.

Income Taxes:Income taxes for the nine months ended September 30, 2013 were $1.7 million compared to $1.3 million for the nine months ended September 30, 2012.  The increase was due primarily to the increase in pre-tax income compared to the prior year.

Changes in Financial Condition

Total assets at September 30, 2013 were $633.4 million, a decrease of $4.8 million, or 0.8 percent, since 2012 year end. Total loans, net of unearned income, were $475.2 million as of September 30, 2013, up $11.8 million from year end, an increase of 2.6 percent.

Total deposits at September 30, 2013 were $521.5 million, a decrease of $5.5 million as compared to December 2012 balances.  Borrowed funds (consisting of notes payable, FHLB advances, and REPOs) totaled $31.5 million at September 30, 2013.  This is down 4.6 percent from year end when borrowed funds totaled $33.0 million. Total equity for the Company of $55.5 million now stands at 8.8 percent of total assets, which is up slightly from the December 31, 2012 level of 8.4 percent.

Capital Resources

At September 30, 2013, actual capital levels and minimum required levels were as follows ($’s in thousands):

	Actual		Minimum Required For Capital Adequacy Purposes		Minimum Required To Be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital (to risk weighted assets)
Consolidated	$63,665	13.2%	$38,632	8.0%	$-	N/A
State Bank	$59,942	12.4%	38,556	8.0%	$48,196	10.0%

Both the Company and State Bank were categorized as well capitalized at September 30, 2013.

LIQUIDITY

Liquidity relates primarily to the Company’s ability to fund loan demand, meet deposit customers’ withdrawal requirements and provide for operating expenses.  Assets used to satisfy these needs consist of cash and due from banks, federal funds sold, interest-earning deposits in other financial institutions, securities available-for-sale and loans held for sale.  These assets are commonly referred to as liquid assets.  Liquid assets were $108.0 million at June 30, 2013, compared to $124.0 million at December 31, 2012.

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

The Company’s commercial real estate, first mortgage residential and multi-family mortgage portfolio of $306.2 million at September 30, 2013 and $289.3 million at December 31, 2012, which can and has been used to collateralize borrowings, is an additional source of liquidity.  Management believes the Company’s current liquidity level, without these borrowings, is sufficient to meet its liquidity needs.  At September 30, 2013, all eligible commercial real estate, first mortgage residential and multi-family mortgage loans were pledged under an FHLB blanket lien.

The cash flow statements for the periods presented provide an indication of the Company’s sources and uses of cash, as well as an indication of the ability of the Company to maintain an adequate level of liquidity.  A discussion of the cash flow statements for the nine months ended September 30, 2013 and 2012 follows.

The Company experienced positive cash flows from operating activities for the nine months ended September 30, 2013 and September 30, 2012.  Net cash provided by operating activities was $10.4 million for the nine months ended September 30, 2013 and $2.6 million for the nine months ended September 30, 2012.  Highlights for the current year include $221.4 million in proceeds from the sale of loans, which is down $17.5 million from the prior year.  Originations of loans held for sale was a use of cash of $209.1 million, which is also down from the prior year, by $33.2 million.  For the nine months ended September 30, 2013, there was a net recapture of Origination Mortgage Servicing Rights (OMSR) impairment of $0.7 million, and gain on sale of loans of $4.6 million.

The Company experienced negative cash flows from investing activities for the nine months ended September 30, 2013 and for the nine months ended September 30, 2012. Net cash flows used in investing activities was $3.1 million for the nine months ended September 30, 2013 and $3.5 million for the nine months ended September 30, 2012. Highlights for the nine months ended September 30, 2013 include $21.5 million in purchases of available-for-sale securities.  These cash payments were offset by $23.3 million in proceeds from maturities and sales of securities, which is down $11.4 million from the prior nine month period. The Company used cash of $13.4 million to fund loan growth for the current nine month period compared to $14.3 million to fund loan growth for the prior year nine month period. Sales of foreclosed assets provided cash of $1.7 million for the nine months ended September 30, 2013.

The Company experienced negative cash flows from financing activities for the nine months ended September 30, 2013 and for the nine months ended September 30, 2012. Net cash flows used in financing activities was $7.4 million for the nine months ended September 30, 2013 and $3.6 million for the nine months ended September 30, 2012. Highlights for the current period include a $10.5 million increase in transaction deposits for the nine months ended September 30, 2013, which is down from the $15.7 million increase in transaction deposits for the nine months ended September 30, 2012.  Certificates of deposit declined by $15.9 million in the current year compared to a decline of $19.2 million for the prior year.

ALCO uses an economic value of equity (“EVE”) analysis to measure risk in the balance sheet incorporating all cash flows over the estimated remaining life of all balance sheet positions.  The EVE analysis calculates the net present value of the Company’s assets and liabilities in rate shock environments that range from -100 basis points to +400 basis points. The results of this analysis are reflected in the following tables for September 30, 2013 and December 31, 2012.

September 30, 2013 Economic Value of Equity ($’s in thousands)
Change in Rates	$ Amount	$ Change	% Change
+400 basis points	100,304	13,362	15.37
+300 basis points	98,656	11,714	13.47
+200 basis points	96,180	9,239	10.36
+100 basis points	92,436	5,495	6.32
Base Case	86,941	-	-
-100 basis points	80,419	(6,522)	(7.50)

December 31, 2012 Economic Value of Equity ($’s in thousands)
Change in Rates	$ Amount	$ Change	% Change
+400 basis points	95,056	14,010	14.12
+300 basis points	92,811	12,648	12.75
+200 basis points	89,642	10,362	10.44
+100 basis points	84,980	6,583	6.63
Base Case	77,514	-	-
-100 basis points	68,231	(9,283)	(11.98)

Off-Balance-Sheet Borrowing Arrangements:

Significant additional off-balance-sheet liquidity is available in the form of FHLB advances and unused federal funds lines from correspondent banks.  Management expects the risk of changes in off-balance-sheet arrangements to be immaterial to earnings.

The Company’s commercial real estate, first mortgage residential and multi-family mortgage portfolios of $306.2 million have been pledged to meet FHLB collateralization requirements as of September 30, 2013.  Based on the current collateralization requirements of the FHLB, the Company had approximately $27.4 million of additional borrowing capacity at September 30, 2013. The Company also had $17.9 million in unpledged securities that may be used to pledge for additional borrowings.

At September 30, 2013, the Company had unused federal funds lines totaling $11.5 million, with a zero balance outstanding.

The Company’s contractual obligations as of September 30, 2013 were comprised of long-term debt obligations, other debt obligations, operating lease obligations and other long-term liabilities.  Long-term debt obligations are comprised of FHLB Advances of $16.0 million.  Other debt obligations are comprised of Trust Preferred securities of $20.6 million and Notes Payable of $.68 million.  The operating lease obligations consist of a lease on the RDSI-North building of $162 thousand per year and a lease on the DCM-Lansing facility of $105 thousand per year.  Total time deposits at June 30, 2013 were $178.2 million, of which $87.4 million matures beyond one year.

Also, as of September 30, 2013, the Company had commitments to sell mortgage loans totaling $10.7 million.  The Company believes that it has adequate resources to fund commitments as they arise and that it can adjust the rate on savings certificates to retain deposits in changing interest rate environments.  If the Company requires funds beyond its internal funding capabilities, advances from the FHLB of Cincinnati and other financial institutions are available.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended September 30, 2013, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

There are certain risks and uncertainties in our business that could cause our actual results to differ materially from those anticipated.  A detailed discussion of our risk factors is included in “Item 1A. Risk Factors” of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (the "2012 Form 10-K").

The following information updates our risk factors and should be read in conjunction with the risk factors disclosed in the 2012 Form 10-K.

Legislative or regulatory changes could adversely impact our businesses.

The financial services industry is extensively regulated.  We are subject to state and federal regulation, supervision and legislation that govern almost all aspects of our operations.  Laws and regulations may change from time to time and are primarily intended for the protection of consumers, depositors, federal deposit insurance funds and the banking system as a whole, and not to benefit our shareholders.  Changes to laws and regulations or other actions by regulatory agencies may negatively impact us, possibly limiting the services we provide, increasing the ability of non-banks to compete with us or requiring us to change the way we operate.  Regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the ability to impose restrictions on the operation of an institution and the ability to determine the adequacy of an institution’s allowance for loan losses.  Failure to comply with applicable laws, regulations and policies could result in sanctions being imposed by the regulatory agencies, including the imposition of civil money penalties, which could have a material adverse effect on our operations and financial condition.

In light of current conditions in the global financial markets and the global economy, regulators have increased their focus on the regulation of the financial services industry.  Most recently, the federal government has intervened on an unprecedented scale in responding to the stresses experienced in the global financial markets.  Some of the laws enacted by Congress and regulations promulgated by the federal banking regulators subject us and other financial institutions to additional restrictions, oversight or costs that may have an impact on our business, results of operations or the price of our common shares.  In addition to laws, regulations and supervisory and enforcement actions directed at the operations of banks, proposals to reform the housing finance market contemplate winding down Fannie Mae and Freddie Mac, which could negatively affect our sales of loans.

The Dodd-Frank Act was signed into law on July 21, 2010 and, although it became generally effective in July 2010, many of its provisions have extended implementation periods and delayed effective dates and have and will continue to require extensive rulemaking by regulatory authorities.  In addition, we may be subjected to higher deposit insurance premiums to the FDIC.  We may also be subject to additional regulations under the newly established Consumer Financial Protection Bureau, which was given broad authority to implement new consumer protection regulations.  These and other provisions of the Dodd-Frank Act, including future rules implementing its provisions and the interpretation of those rules, may place significant additional costs on us, impede our growth opportunities and place us at a competitive disadvantage.

In July 2013, our primary federal regulator, the Federal Reserve, published final rules establishing a new comprehensive capital framework for U.S. banking organizations.  The rules implement the Basel Committee's December 2010 framework known as “Basel III” for strengthening international capital standards as well as certain provisions of the Dodd-Frank Act.  The implementation of the final rules will lead to higher capital requirements and more restrictive leverage and liquidity ratios than those currently in place.  In addition, in order to avoid limitations on capital distributions, such as dividend payments and certain bonus payments to executive officers, the rules require insured financial institutions to hold a capital conservation buffer of common equity tier 1 capital above the minimum risk-based capital requirements.  The capital conservation buffer will be phased in over time, becoming effective on January 1, 2019, and will consist of an additional amount of common equity equal to 2.5% of risk-weighted assets.  The rules will also revise the regulatory agencies' prompt corrective action framework by incorporating the new regulatory capital minimums and updating the definition of common equity.  The rules will not begin to phase in until January 1, 2014 for larger institutions and January 1, 2015 for smaller, less complex banking organizations such as the Company, and will be fully phased in by January 1, 2019.  Until the rules are fully phased in, we cannot predict the ultimate impact it will have upon the financial condition or results of operations of the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable

(b)	Not applicable

(c)	Repurchases of Common Shares: The Company did not repurchase any of the Company's common shares during the three or nine months ended September 30, 2013.

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

Not applicable

Item 6. Exhibits

Exhibits

31.1	–	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)
31.2	–	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer)
32.1	–	Section 1350 Certification (Principal Executive Officer)
32.2	–	Section 1350 Certification (Principal Financial Officer)
101	–	The following information from SB Financial Group, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013 formatted in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as of September 30, 2013 (unaudited) and December 31, 2012; (ii) the Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2013 and 2012 (unaudited); (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2013 and 2012 (unaudited); (iv) the Condensed Consolidated Statements of Changes in Stockholders’ Equity for the nine months ended September 30, 2013 and 2012 (unaudited); (v) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012 (unaudited); and (vi) the Notes to Unaudited Condensed Consolidated Financial Statements (electronically submitted herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

SB FINANCIAL GROUP, INC.

Date: November 7, 2013	By	/s/ Mark A. Klein
Mark A. Klein
President & Chief Executive Officer

	By	/s/ Anthony V. Cosentino
Anthony V. Cosentino
Executive Vice President &
Chief Financial Officer