Form 10-K
period 2013-12-31
SB FINANCIAL GROUP, INC.
filed 2014-03-03
CIK 767405

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

The aggregate market value of the common shares of the registrant held by non-affiliates computed by reference to the price at which the common shares were last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $37.1 million.

The number of common shares of the registrant outstanding at February 26, 2014 was 4,872,729.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for its Annual Meeting of Shareholders to be held on April 23, 2014 are incorporated by reference into Part III of this Annual Report on Form 10-K.

SB FINANCIAL GROUP, INC.

2013 ANNUAL REPORT ON FORM 10-K

PART I

Item 1.    Business.

Certain statements contained in this Annual Report on Form 10-K which are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  See “Cautionary Statement Regarding Forward-Looking Information” under Item 1A. Risk Factors on page 11 of this Annual Report on Form 10-K.

General

SB Financial Group, Inc., an Ohio corporation (the “Company”), is a bank holding company registered under the Bank Holding Company Act of 1956, as amended, and is subject to regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”).  The Company was organized in 1983.  The executive offices of the Company are located at 401 Clinton Street, Defiance, Ohio 43512.  The name of the Company was changed to SB Financial Group, Inc. from Rurban Financial Corp. effective April 18, 2013.

Through its direct and indirect subsidiaries, the Company is engaged in a variety of activities, including commercial banking, item processing, and wealth management services, as explained in more detail below.

State Bank

The State Bank and Trust Company (“State Bank”) is an Ohio state-chartered bank and wholly owned subsidiary of the Company, which offers a full range of commercial banking services, including checking accounts, savings accounts, money market accounts and time certificates of deposit; automatic teller machines; commercial, consumer, agricultural and residential mortgage loans; personal and corporate trust services; commercial leasing; bank credit card services; safe deposit box rentals; Internet and telephone banking; and other personalized banking services.  The trust and financial services division of State Bank offers various trust and financial services, including asset management services for individuals and corporate employee benefit plans, as well as brokerage services through Cetera Financial Group.  State Bank presently operates seventeen banking centers, all located within the Ohio counties of Allen, Defiance, Fulton, Lucas, Paulding, Wood and Williams, and one banking center located in Allen County, Indiana.  State Bank also presently operates three Loan Production Offices, two in Franklin County, Ohio and one in Steuben County, Indiana.  At December 31, 2013, State Bank had 192 full-time equivalent employees.

RFCBC

RFCBC, Inc. (“RFCBC”) is an Ohio corporation and wholly owned subsidiary of the Company that was incorporated in August 2004.  RFCBC operates as a loan subsidiary in servicing and working out problem loans.  At December 31, 2013, RFCBC had no employees.

RDSI

Rurbanc Data Services, Inc. dba RDSI Banking Systems (“RDSI”) has been in operation since 1964 and became an Ohio corporation in June 1976.  RDSI has one operating location in Defiance, Ohio. In September 2006, RDSI acquired Diverse Computer Marketers, Inc. (“DCM”) which was merged into RDSI effective December 31, 2007 and now operates as a division of RDSI doing business as “DCM”.  DCM has one operating location in Lansing, Michigan providing item processing and related services to community banks located primarily in the Midwest.  At December 31, 2013, RDSI had 8 full-time equivalent employees.

RMC

Rurban Mortgage Company (“RMC”) is an Ohio corporation and wholly owned subsidiary of State Bank. RMC is a mortgage company; however, it is presently inactive.  At December 31, 2013, RMC had no employees.

RII

Rurban Investments, Inc. (“RII”) is a Delaware corporation and wholly owned subsidiary of State Bank.  RII is an investment company that engages in the purchases and sale of investment securities.  At December 31, 2013, RII had no employees.

SBI

SBT Insurance, LLC (“SBI”) is an Ohio corporation and wholly owned subsidiary of State Bank.  SBI is an insurance company that engages in the sale of insurance products to retail and commercial customers of State Bank.  At December 31, 2013, SBI had no employees.

RST I

Rurban Statutory Trust I (“RST I”) is a trust that was organized in August 2000.  In September 2000, RST I closed a pooled private offering of 10,000 Capital Securities with a liquidation amount of $1,000 per security.  The proceeds of the offering were loaned to the Company in exchange for junior subordinated debentures with terms similar to the Capital Securities.  The sole assets of RST I are the junior subordinated debentures and the back-up obligations, which in the aggregate, constitute a full and unconditional guarantee by the Company of the obligations of RST I under the Capital Securities.

RST II

Rurban Statutory Trust II (“RST II”) is a trust that was organized in August 2005.  In September 2005, RST II closed a pooled private offering of 10,000 Capital Securities with a liquidation amount of $1,000 per security.  The proceeds of the offering were loaned to the Company in exchange for junior subordinated debentures with terms similar to the Capital Securities.  The sole assets of RST II are the junior subordinated debentures and the back-up obligations, which in the aggregate, constitute a full and unconditional guarantee by the Company of the obligations of RST II under the Capital Securities.

Competition

The Company experiences significant competition in attracting depositors and borrowers.  Competition in lending activities comes principally from other commercial banks in the lending areas of State Bank, and to a lesser extent, from savings associations, insurance companies, governmental agencies, credit unions, securities brokerage firms and pension funds.  The primary factors in competing for loans are interest rates charged and overall banking services.

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

RDSI operates in the highly competitive check and statement processing service business, which consists primarily of data processing providers and commercial printers. The primary factors in competition are price and printing capability.

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

Regulation of Bank Holding Companies and Their Subsidiaries in General

The Company is a bank holding company and, as such, is subject to regulation under the Bank Holding Company Act of 1956, as amended (the “Bank Holding Company Act”).  The Bank Holding Company Act requires the prior approval of the Federal Reserve Board (FRB) before a bank holding company may acquire direct or indirect ownership or control of more than 5% of the voting shares of any bank (unless the bank is already majority owned by the bank holding company), acquire all or substantially all of the assets of another bank or bank holding company, or merge or consolidate with any other bank holding company.  Subject to certain exceptions, the Bank Holding Company Act also prohibits a bank holding company from acquiring 5% of the voting shares of any company that is not a bank and from engaging in any business other than banking or managing or controlling banks.  The primary exception to this prohibition allows a bank holding company to own shares in any company the activities of which the FRB had determined, as of November 19, 1999, to be so closely related to banking as to be a proper incident thereto.

The Company is subject to the reporting requirements of, and examination and regulation by, the FRB.  The FRB has extensive enforcement authority over bank holding companies, including, without limitation, the ability to assess civil money penalties, issue cease and desist or removal orders, and require that a bank holding company divest subsidiaries, including its subsidiary banks.  In general, the FRB may initiate enforcement actions for violations of laws and regulations and for unsafe or unsound practices.  A bank holding company and its subsidiaries are prohibited from engaging in certain tying arrangements in connection with extensions of credit and/or the provision of other property or services to a customer by the bank holding company or its subsidiaries.

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

The Federal Home Loan Banks (“FHLBs”) provide credit to their members in the form of advances.  As a member of the FHLB of Cincinnati, State Bank must maintain certain minimum investments in the capital stock of the FHLB of Cincinnati.  State Bank was in compliance with these requirements at December 31, 2013.

Dividends

There can be no assurance as to the amount of dividends which may be declared in future periods with respect to the common shares of the Company, since such dividends are subject to the discretion of the Company’s Board of Directors, cash needs, general business conditions, dividends from the Company’s subsidiaries and applicable governmental regulations and policies.

The ability of the Company to obtain funds for the payment of dividends and for other cash requirements is largely dependent on the amount of dividends that may be declared by its subsidiaries.  State Bank may not pay dividends to the Company if, after paying such dividends, it would fail to meet the required minimum levels under the risk-based capital guidelines and the minimum leverage ratio requirements.  State Bank must obtain the approval of the FRB and the Ohio Division of Financial Institutions (ODFI) if a dividend in any year would cause the total dividends for that year to exceed the sum of the current year’s net profits and the retained net profits for the preceding two years, less required transfers to surplus.  At December 31, 2013, State Bank had $7.8 million of excess earnings over the preceding three years.

Payment of dividends by State Bank may be restricted at any time at the discretion of the regulatory authorities, if they deem such dividends to constitute an unsafe and/or unsound banking practice.  Moreover, the FRB expects the Company to serve as a source of strength to its subsidiary banks, which may require it to retain capital for further investment in the subsidiary, rather than for dividends to shareholders of the Company.

Affiliate Transactions

The Company and the Bank are legal entities separate and distinct.  Various legal limitations restrict the Bank from lending or otherwise supplying funds to the Company (or any other affiliate), generally limiting such transactions with the affiliate to 10% of the Bank’s capital and surplus and limiting all such transactions with all affiliates to 20% of the Bank’s capital and surplus.  Such transactions, including extensions of credit, sales of securities or assets and provision of services, also must be on terms and conditions consistent with safe and sound banking practices, including credit standards, that are substantially the same or at least as favorable to the Bank as those prevailing at the time for transactions with unaffiliated companies.

Federally insured banks are subject, with certain exceptions, to certain additional restrictions (including collateralization) on extensions of credit to their parent holding companies or other affiliates, on investments in the stock or other securities of affiliates and on the taking of such stock or securities as collateral from any borrower.  In addition, such banks are prohibited from engaging in certain tying arrangements in connection with any extension of credit or the providing of any property or service.

Regulatory Capital

The FRB has adopted risk-based capital guidelines for bank holding companies and for state member banks, such as State Bank.  The risk-based capital guidelines include both a definition of capital and a framework for calculating risk weighted assets by assigning assets and off-balance-sheet items to broad risk categories.  The minimum ratio of total capital to risk weighted assets (including certain off-balance-sheet items, such as standby letters of credit) is 8%.  Of that 8%, at least 4% must be comprised of common shareholders’ equity (including retained earnings but excluding treasury stock), non-cumulative perpetual preferred stock, a limited amount of cumulative perpetual preferred stock, and minority interests in equity accounts of consolidated subsidiaries, less goodwill and certain other intangible assets (“Tier 1 capital”).  The remainder of total risk-based capital (“Tier 2 capital”) may consist, among other things, of certain amounts of mandatory convertible debt securities, subordinated debt, preferred stock not qualifying as Tier 1 capital, allowance for loan and lease losses and net unrealized gains, after applicable taxes, on available-for-sale equity securities with readily determinable fair values, all subject to limitations established by the guidelines.  Under the guidelines, capital is compared to the relative risk related to the balance sheet.  To derive the risk included in the balance sheet, one of four risk weights (0%, 20%, 50%, and 100%) is applied to different balance sheet and off-balance sheet assets, primarily based on the relative credit risk of the counterparty.  The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

In July 2013, the FRB and the federal banking agencies published final rules that substantially amend the regulatory risk-based capital rules applicable to the Company and State Bank.  These rules implement the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act.  “Basel III” refers to various documents released by the Basel Committee on Banking Supervision.

Effective in 2015, State Bank and the Company will be subject to new capital regulations (with some provisions transitioned into full effectiveness over two to four years).  The new requirements create a new required ratio for common equity Tier 1 (“CET1”) capital, increases the leverage and Tier 1 capital ratios, changes the risk-weights of certain assets for purposes of the risk-based capital tratios, creates an additional capital conservation buffer over the required capital ratios and changes what qualifies as capital for purposes of meeting these various capital requirements.  Beginning in 2016, failure to maintain the required capital conservation buffer will limit the ability of the Company to pay dividends, repurchase shares or pay discretionary bonuses.

When these new requirements become effective, certain of the minimum capital requirements for State Bank will change. The minimum leverage ratio of 4% of adjusted total assets and total capital ratio of 8% of risk-weighted assets will remain the same; however, the Tier 1 capital ratio will increase from 4.0% to 6.5% of risk-weighted assets.  In addition, the Company will have to meet the new minimum CET1 capital ratio of 4.5% of risk-weighted assets.  CET1 consists generally of common stock, retained earnings and accumulated other comprehensive income (AOCI), subject to certain adjustments.

Mortgage servicing rights, certain deferred tax assets and investments in unconsolidated subsidiaries over designated percentages of common stock will be deducted from capital, subject to a two-year transition period.  In addition, Tier 1 capital will include AOCI, which includes all unrealized gains and losses on available for sale debt and equity securities, subject to a two-year transition period.  Because of its asset size, State Bank has the one-time option of deciding in the first quarter of 2015 whether to permanently opt-out of the inclusion of AOCI in its capital calculations.  State Bank is considering whether to take advantage of this opt-out to reduce the impact of market volatility on its regulatory capital levels.

The new requirements also include changes in the risk-weights of certain assets to better reflect credit risk and other risk exposures.  These include a 150% risk weight (up from 100%) for certain high volatility commercial real estate acquisition, development and construction loans and for non-residential mortgage loans that are 90 days past due or otherwise in nonaccrual status; a 20% (up from 0%) credit conversion factor for the unused portion of a commitment with an original maturity of one year or less; a 250% risk weight (up from 100%) for mortgage servicing and deferred tax assets that are not deducted from capital; and increased risk-weights (0% to 600%) for equity exposures.

In addition to the minimum CET1, Tier 1 and total capital ratios, State Bank will have to maintain a capital conservation buffer consisting of additional CET1 capital equal to 2.5% of risk-weighted assets above each of the required minimum capital levels in order to avoid limitations on paying dividends, engaging in share repurchases and paying certain discretionary bonuses.  This new capital conservation buffer requirement is phased in beginning in January 2016 at 0.625% of risk-weighted assets and increasing each year until fully implemented in January 2019.

The FRB’s prompt corrective action standards will change when these new capital ratios become effective.  Under the new standards, in order to be considered well-capitalized, State Bank will be required to have at least a CET1 ratio of 6.5% (new), a Tier 1 ratio of 8% (increased from 6%), a total capital ratio of 10% (unchanged) and a leverage ratio of 5% (unchanged) and not be subject to specified requirements to meet and maintain a specific capital ratio for a capital measure.

State Bank conducted a proforma analysis of the application of these new capital requirements as of September 30, 2013.  Based on that analysis, State Bank determined that it meets all these new requirements, including the full 2.5% capital conservation buffer, and would remain well capitalized if these new requirements had been in effect on that date.

In addition, as noted above, beginning in 2016, if State Bank does not have the required capital conservation buffer, its ability to pay dividends to the Company would be limited.

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

SEC and NASDAQ Regulation

The Company is subject to the jurisdiction of the Securities and Exchange Commission (the “SEC”) and certain state securities authorities relating to the offering and sale of its securities.  The Company is subject to the registration, reporting and other regulatory requirements of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the rules adopted by the SEC under those acts.  The Company’s common shares are listed on The NASDAQ Global Market under the symbol “SBFG”, and the Company is subject to the rules and regulations of The NASDAQ Stock Market, Inc. (“NASDAQ”) applicable to listed companies.

Sarbanes-Oxley Act of 2002 and Related Rules Affecting Corporate Governance

As mandated by the Sarbanes-Oxley Act of 2002 (“SOX”), the SEC has adopted rules and regulations governing, among other matters, corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information.  The SEC has also approved corporate governance rules promulgated by NASDAQ.  The Board of Directors of the Company has taken a series of actions to comply with the NASDAQ and SEC rules and to further strengthen its corporate governance practices.  The Company has adopted and implemented a Code of Conduct and Ethics and a copy of that policy can be found on the Company’s website at www.yourSBFinancial.com by first clicking “Corporate Governance” and then “Code of Conduct”.  The Company has also adopted charters of the Audit Committee, the Compensation Committee and the Governance and Nominating Committee, which charters are available on the Company’s website at www.yourSBFinancial.com by first clicking “Corporate Governance” and then “Supplementary Info”.

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

Among the provisions already implemented pursuant to the Dodd-Frank Act, the following provisions have or may have an effect on the business of the Company and its subsidiaries:

•	the CFPB has been formed with broad powers to adopt and enforce consumer protection regulations;

•	the federal law prohibiting the payment of interest on commercial demand deposit accounts was eliminated effective July 21, 2011;

•	the standard maximum amount of deposit insurance per customer was permanently increased to $250,000;

•	the assessment base for determining deposit insurance premiums has been expanded from domestic deposits to average assets minus average tangible equity;

•	public companies in all industries are or will be required to provide shareholders the opportunity to cast a non-binding advisory vote on executive compensation;

•
new capital regulations for bank holding companies have been adopted, which will impose stricter requirements, and any new trust preferred securities issued after May 19, 2010 will no longer constitute Tier I capital; and

•
new corporate governance requirements applicable generally to all public companies in all industries require new compensation practices and disclosure requirements, including requiring companies to “claw back” incentive compensation under certain circumstances, to consider the independence of compensation advisors and to make additional disclosures in proxy statements with respect to compensation matters.

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

The Volcker Rule

In December 2013, five federal agencies adopted a final regulation implementing the Volcker Rule provision of the Dodd-Frank Act (the “Volcker Rule”). The Volcker Rule places limits on the trading activity of insured depository institutions and entities affiliated with a depository institution, subject to certain exceptions. The trading activity includes a purchase or sale as principal of a security, derivative, commodity future or option on any such instrument in order to benefit from short-term price movements or to realize short-term profits. The Volcker Rule exempts specified U.S. Government, agency and/or municipal obligations, and it excepts trading conducted in certain capacities, including as a broker or other agent, through a deferred compensation or pension plan, as a fiduciary on behalf of customers, to satisfy a debt previously contracted, repurchase and securities lending agreements and risk-mitigating hedging activities.

The Volcker Rule also prohibits a banking entity from having an ownership interest in, or certain relationships with, a hedge fund or private equity fund, with a number of exceptions. The Company does not engage in any of the trading activities or have any ownership interest in or relationship with any of the types of funds regulated by the Volcker Rule.

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

I.          DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

The following are the condensed average balance sheets for the years ending December 31 and the interest earned or paid on such amounts and the average interest rate thereon:

	2013			2012			2011
($ in thousands)	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Taxable securities	$78,520	$1,244	1.58%	$90,182	$1,515	1.68%	$97,528	$2,010	2.06%
Non-taxable securities (1)	17,267	1,065	6.17%	15,160	919	6.06%	21,892	1,483	6.77%
Federal funds sold	-	-	N/A	-	-	N/A	219	1	0.25%
Loans, net (2)(3)	469,603	22,936	4.88%	455,516	24,047	5.28%	438,383	24,558	5.60%
Total earning assets	565,390	25,245	4.47%	560,858	26,481	4.72%	558,022	28,052	5.03%
Cash and due from banks	20,827			20,728			26,477
Allowance for loan losses	(6,962)			(6,591)			(6,534)
Premises and equipment	14,635			15,360			16,797
Other assets	46,030			47,680			48,766

Total assets	$639,920			$638,035			$643,528

Liabilities
Savings and interest-bearing demand deposits	$262,954	$136	0.05%	$245,528	$210	0.09%	$234,497	$368	0.16%
Time deposits	180,154	2,095	1.16%	206,135	2,759	1.34%	217,546	3,614	1.66%
Repurchase agreements	12,011	11	0.09%	15,180	142	0.94%	31,307	912	2.91%
Advances from FHLB	18,551	339	1.83%	15,547	333	2.14%	15,674	402	2.57%
Trust preferred securities	20,620	1,407	6.82%	20,620	1,882	9.13%	20,620	1,406	6.82%
Notes payable & other borrowed funds	1,074	47	4.38%	2,058	64	3.11%	3,085	96	3.12%
Total interest-bearing liabilities	495,364	4,035	0.81%	505,068	5,390	1.07%	522,728	6,798	1.30%

Demand deposits	78,540			70,749			64,239
Other liabilities	11,316			11,918			9,526
Total liabilities	585,220			587,735			596,493
Shareholders' equity	54,700			50,300			47,035

Total liabilities and shareholders' equity	$639,920			$638,035			$643,528

Net interest income (tax equivalent basis)		$21,210			$21,091			$21,254

Net interest income as a percent of average interest-earning assets			3.75%			3.76%			3.81%

(1)
Security interest is computed on a tax equivalent basis using a 34% statutory tax rate. The tax equivalent adjustment was $0.4 million, $0.3 million and $0.50 million in 2013, 2012 and 2011, respectively.

(2)	Nonaccruing loans and loans held for sale are included in the average balances.
(3)
Loan interest is computed on a tax equivalent basis using a 34% statutory tax rate. The tax equivalent adjustment was $0.04 million, $0.05 million and $0.04 million in 2013, 2012 and 2011, respectively.

I.         DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL
   (Continued)

The following tables set forth the effect of volume and rate changes on interest income and expense for the periods indicated.  For purposes of these tables, changes in interest due to volume and rate were determined as follows:

•	Volume Variance - change in volume multiplied by the previous year's rate.
•	Rate Variance - change in rate multiplied by the previous year's volume.
•
Rate/Volume Variance - change in volume multiplied by the change in rate.  This variance was allocated to volume variance and rate variance in proportion to the relationship of the absolute dollar amount of the change in each.

•	Interest on non-taxable securities has been adjusted to a fully tax equivalent basis using a statutory tax rate of 34% in 2013 and 2012.

	Total
	Variance	Variance Attributable To
($ in thousands)	2013/2012	Volume	Rate
Interest income
Taxable securities	$(271)	$124	$(395)
Non-taxable securities	146	128	18
Federal funds sold	-	-	-
Loans, net of unearned income and deferred fees	(1,111)	744	(1,855)
	(1,236)	996	(2,232)

Interest expense
Savings and interest-bearing demand deposits	(135)	16	(151)
Time deposits	(603)	(348)	(255)
Repurchase agreements	(131)	(30)	(101)
Advances from FHLB	6	64	(58)
Trust preferred securities	(408)	-	(408)
Other borrowed funds	(84)	(63)	(21)
	(1,355)	(361)	(994)

Net interest income	$119	$1,357	$(1,238)

II.         INVESTMENT PORTFOLIO

A.	The fair value of securities available for sale as of December 31 in each of the following years are summarized as follows:

($ in thousands)	2013	2012	2011
U.S. Treasury and government agencies	$11,300	$14,511	$25,424
Mortgage-backed securities	57,223	63,764	67,699
State and political subdivisions	18,155	18,249	16,792
Money Market Mutual Fund	3,092	2,155	2,040
Marketable equity securities	23	23	23

Total	$89,793	$98,702	$111,978

B.
The maturity distribution and weighted average interest rates of securities available for sale at December 31, 2013 are set forth in the table below.  The weighted average interest rates are based on coupon rates for securities purchased at par value and on effective interest rates considering amortization or accretion if the securities were purchased at a premium or discount:

	Maturing
		After One Year	After Five Years
	Within	but within	but within	After
($ in thousands)	One Year	Five Years	Ten Years	Ten Years

U.S. Treasury and government agencies	$-	$102	$7,183	$4,015
Mortgage-backed securities	-	3,758	15,953	37,512
State and political subdivisions	-	1,358	3,859	12,938

Total Securities with maturity	$-	$5,218	$26,995	$54,465

Weighted average yield by maturity (1)	0.00%	2.87%	2.24%	2.99%

Money Market Mutual Fund with no maturity	$3,092	-	-	-
Marketable equity securities with no maturity	23	-	-	-

Total Securities with no stated maturity	$3,115	$-	$-	$-

Weighted average yield no maturity (1)	< 0.01%	-	-	-

(1)
Yields are presented on a tax-equivalent basis.  Money market funds represent the payments received on mortgage-backed securities or funds received from the maturity or calls of U.S Treasury, government agency and municipal securities. These funds are then reinvested back into these securities.

C.
Excluding those holdings of the investment portfolio in U.S. Treasury securities and other agencies of the U.S. Government, there were no other securities of any one issuer which exceeded 10% of the shareholders' equity of the Company at December 31, 2013.

III.	LOAN PORTFOLIO

A.	Types of Loans - Total loans on the balance sheet are comprised of the following classifications at December 31 for the years indicated:

Types of Loans

($ in thousands)	2013	2012	2011	2010	2009

Commercial business and agricultural	$124,578	$124,043	$116,473	$113,251	$126,128
Commercial real estate	205,301	201,392	187,829	177,890	179,909
Residential real estate mortgage	99,620	87,859	87,656	84,775	92,972
Consumer loans to individuals and other	47,804	50,371	50,897	51,904	53,876

Total	477,303	463,665	442,855	427,820	452,885

Residential Loans held for sale	3,366	6,147	5,238	9,055	16,858
Total Loans	$469,536	$469,536	$447,792	$436,599	$469,743

Concentrations of Credit Risk:  The Company grants commercial, real estate and installment loans to customers mainly in Northwest Ohio.  Commercial loans include loans collateralized by commercial real estate, business assets and, in the case of agricultural loans, crops and farm equipment and the loans are expected to be repaid from cash flow from operations of businesses.  As of December 31, 2013, commercial business and agricultural loans made up approximately 26.1 percent of the loan portfolio while commercial real estate loans accounted for approximately 43.0 percent of the loan portfolio.  As of December 31, 2013, residential first mortgage loans made up approximately 20.9 percent of the loan portfolio and are secured by first mortgages on residential real estate.  As of December 31, 2013, consumer loans to individuals made up approximately 10.0 percent of the loan portfolio and are primarily secured by consumer assets.

B.
Maturities and Sensitivities of Loans to Changes in Interest Rates - The following table shows the amounts of commercial and agricultural loans outstanding as of December 31, 2013 which, based on remaining scheduled repayments of principal, are due in the periods indicated.  Also, the amounts have been classified according to sensitivity to changes in interest rates for commercial and agricultural loans due after one year.  (Variable-rate loans are those loans with floating or adjustable interest rates.)

	Commercial
Maturing	Business &	Commercial
($ in thousands)	Agricultural	Real Estate	Total
Within one year	$17,079	$22,734	$39,813
After one year but within five years	38,756	63,624	102,380
After five years	68,743	118,943	187,686

Total commercial business, commercial real estate and agricultural loans	$124,578	$205,301	$329,879

III.	LOAN PORTFOLIO (Continued)

	Interest Sensitivity
	Fixed	Variable
($ in thousands)	Rate	Rate	Total
Commercial Business and Agricultural

Due after one year but within five years	$20,514	$18,242	$38,756
Due after five years	14,214	54,528	68,742

Total	$34,728	$72,770	$107,498

Commercial Real Estate

Due after one year but within five years	25,647	37,977	63,624
Due after five years	36,327	82,616	118,943

Total	$61,974	$120,593	$182,567

Commercial Business, Commercial Real Estate and Agricultural

Due after one year but within five years	46,161	56,219	102,380
Due after five years	50,542	137,144	187,686

Total	$96,703	$193,363	$290,066

C.	Risk Elements

1.	Non-accrual, Past Due, Restructured and Impaired Loans – The following schedule summarizes non-accrual, past due, and restructured loans at December 31 for the years indicated:

Risk Elements

($ in thousands)	2013	2012	2011	2010	2009

(a) Loans accounted for on a non-accrual basis	$4,844	$5,305	$6,900	$12,283	$18,543
(b) Accruing loans which are contractually past due 90 days or more as to interest or principal payments	-	-	-	-	-
(c) Loans not included in (a) which are "Troubled Debt Restructurings" as defined by Accounting Standards Codification 310-40	1,739	1,258	1,334	1,107	1,364
Total non-performing loans and TDRs	$6,583	$6,563	$8,234	$13,390	$19,907

	2013	2012
($ in thousands)
Cash basis interest income recognized on impaired loans outstanding	$228	$190
Interest income actually recorded on impaired loans and included in net income for the period	232	170
Unrecorded interest income on non-accrual loans	95	362

III.	LOAN PORTFOLIO (Continued)

Management believes the allowance for loan losses at December 31, 2013 was adequate to absorb any losses on non-performing loans, as the allowance balance is maintained by management at a level considered adequate to cover losses that are probable based on past loss experience, general economic conditions, information about specific borrower situations, including their financial position and collateral values, and other factors and estimates which are subject to change over time.

1.
Discussion of the Non-accrual Policy

The accrual of interest income is discontinued when the collection of a loan or interest, in whole or in part, is doubtful.  When interest accruals are discontinued, interest income accrued in the current period is reversed.  Loans which are past due 90 days or more as to interest or principal payments are considered for non-accrual status.

2.
Potential Problem Loans

As of December 31, 2013, in addition to the $4.8 million of non-performing loans reported under Item III.C.1. above (which amount includes all loans classified by management as doubtful or loss), there were approximately $5.2 million in other outstanding loans where known information about possible credit problems of the borrowers caused management to have concerns as to the ability of such borrowers to comply with the present loan repayment terms (loans classified as substandard by management) and which may result in disclosure of such loans pursuant to Item III.C.1. at some future date.  In regard to loans classified as substandard, management believes that such potential problem loans have been adequately evaluated in the allowance of loan losses.

3.	Foreign Outstandings None

4.
Loan Concentrations

At December 31, 2013, loans outstanding related to agricultural operations or collateralized by agricultural real estate and equipment aggregated approximately $39.2 million, or 8.2% of total loans.

D.	Other Interest-Bearing Assets

There were no other interest-bearing assets as of December 31, 2013 which would be required to be disclosed under Item III.C.1 or Item III.C.2. if such assets were loans.

IV.           SUMMARY OF LOAN LOSS EXPERIENCE

A.	The following schedule presents an analysis of the allowance for loan losses, average loan data and related ratios at December 31 for the years indicated:

Summary of Loan Loss Experience

($ in thousands)	2013	2012	2011	2010	2009

Loans
Loans outstanding at end of period	$477,303	$463,389	$442,855	$427,820	$452,885

Average loans outstanding during period	$469,603	$455,516	$438,883	$445,700	$453,787

Allowance for loan losses
Balance at beginning of period	$6,811	$6,529	$6,715	$7,030	$5,020
Loans charged-off:
Commercial business and agricultural loans	-	(400)	(642)	(4,739)	(1,248)
Commercial real estate	(111)	(287)	(2,057)	(4,748)	(918)
Residential real estate mortgage	(264)	(129)	(248)	(1,210)	(1,218)
Consumer loans and other	(444)	(512)	(460)	(637)	(491)
	(819)	(1,328)	(3,407)	(11,334)	(3,875)
Recoveries of loans previously charged-off
Commercial business and agricultural loans	22	48	468	193	50
Commercial real estate	17	50	32	171	14
Residential real estate mortgage	21	86	700	53	54
Consumer loans and other	12	76	27	14	29
	72	260	1,227	431	147
Net loans charged-off	(747)	(1,068)	(2,180)	(10,903)	(3,728)

Provision for loan losses	900	1,350	1,994	10,588	5,738

Balance at end of period	$6,964	$6,811	$6,529	$6,715	$7,030

Ratio of net charge-offs during the period to average loans outstanding during the period	0.16%	0.24%	0.49%	2.45%	0.84%

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

IV.           SUMMARY OF LOAN LOSS EXPERIENCE (Continued)

B.	The following schedule provides a breakdown of the allowance for loan losses allocated by type of loan and related ratios at December 31 for the years indicated:

Allocation of the Allowance for Loan Losses

		Percentage		Percentage		Percentage		Percentage		Percentage
		of Loans In		of Loans In		of Loans In		of Loans In		of Loans In
		Each		Each		Each		Each		Each
		Category to		Category to		Category to		Category to		Category to
	Allowance	Total	Allowance	Total	Allowance	Total	Allowance	Total	Allowance	Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
($ in thousands)	2013		2012		2011		2010		2009

Commercial and agricultural	$2,334	26.1%	$1,747	26.7%	$1,965	26.3%	$1,739	26.5%	$2,685	27.8%
Commercial real estate	2,708	43.0%	3,034	43.5%	2,880	42.4%	3,774	41.6%	2,804	39.7%
Residential first mortgage	1,067	20.9%	1,088	19.0%	956	19.8%	643	19.8%	717	20.5%
Consumer loans and other	855	10.0%	942	10.9%	728	11.5%	559	12.1%	824	11.9%
	$6,964	100.0%	$6,811	100.0%	$6,529	100.0%	$6,715	100.0%	$7,030	100.0%

While management's periodic analysis of the adequacy of the allowance for loan losses may allocate portions of the allowance for specific problem loan situations, the entire allowance is available for any loan charge-offs that occur.

V.            DEPOSITS

The average amount of deposits and average rates paid are summarized as follows for the years ended December 31:

	2013		2012		2011
	Average	Average	Average	Average	Average	Average
($ in thousands)	Amount	Rate	Amount	Rate	Amount	Rate

Savings and interest-bearing demand
deposits	$262,954	0.05%	$245,528	0.09%	$234,497	0.16%
Time deposits	180,154	1.16%	206,135	1.34%	217,546	1.66%
Demand deposits (non-interest-bearing)	78,332	-	70,749	-	64,239	-
	$521,440		$522,412		$516,282

Maturities of time certificates of deposit and other time deposits of $100,000 or more outstanding at December 31, 2013 are summarized as follows:

Amount
(dollars in thousands)

Three months or less	$8,945
Over three months and through six months	7,709
Over six months and through twelve months	26,624
Over twelve months	33,530

Total	$76,808

VI.          RETURN ON EQUITY AND ASSETS

The ratio of net income to average shareholders' equity and average total assets and certain other ratios are as follows for periods ended December 31:

Return on Equity and Assets

($ in thousands)	2013	2012	2011

Average total assets	$639,920	$638,035	$643,528

Average shareholders’ equity	$54,700	$50,300	$47,035

Net income	$5,205	$4,814	$1,664

Cash dividends declared	$0.12	$-	$-

Return on average total assets	0.81%	0.75%	0.26%

Return on average shareholders' equity	9.52%	9.57%	3.54%

Dividend payout ratio (1)	11.23%	-	-

Average shareholders' equity to average total assets	8.55%	7.88%	7.31%

(1)   Cash dividends declared divided by net income.

VII.         SHORT-TERM BORROWINGS

The following information is reported for short-term borrowings for 2013, 2012 and 2011:

($ in thousands)	2013	2012	2011

Amount outstanding at end of year	$14,696	$10,333	$18,779

Weighted average interest rate at end of year	0.11%	0.10%	1.47%

Maximum amount outstanding at any month end	$15,025	$19,091	$50,239

Average amount outstanding during the year	$12,011	$15,180	$31,306

Weighted average interest rate during the year	0.09%	0.94%	2.91%

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

Forward-looking statements involve risks and uncertainties.  Actual results may differ materially from those predicted by the forward-looking statements because of various factors and possible events, including those risk factors identified below.  These risks and uncertainties include, but are not limited to, risks and uncertainties inherent in the national and regional banking industry, changes in economic conditions in the market areas in which the Company and its subsidiaries operate, changes in policies by regulatory agencies, changes in accounting standards and policies, changes in tax laws, fluctuations in interest rates, demand for loans in the market areas in which the Company and its subsidiaries operate, increases in FDIC insurance premiums, changes in the competitive environment, losses of significant customers, geopolitical events, the loss of key personnel and other factors. There is also the risk that the Company’s management or Board of Directors incorrectly analyzes these risks and forces, or that the strategies the Company develops to address them are unsuccessful.

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

A substantial amount of our loan portfolio consists of residential and commercial real estate loans.  Sustained weakness or deterioration in the real estate market could cause increases in delinquencies and non-performing assets, including additional loan charge-offs, and could depress our income, earnings and capital.

A substantial amount of our loan portfolio consists of residential and commercial real estate loans.  The commercial and residential real estate markets continue to experience challenges in our markets.  Economic factors both nationally and in the communities we serve have and may continue to cause deterioration to the value of real estate State Bank uses to secure its loans.  Continued weakness in the economy or a prolonged recovery, deterioration of our real estate portfolio, a decrease in real estate values, an increase in unemployment, decreased or nonexistent housing price appreciation or increases in interest rates could reduce our earnings and consequently our financial condition because borrowers may not be able to repay their loans.  The value of the collateral securing our loans and the quality of our loan portfolio may decline and customers may not want or need our products and services.  Any of these scenarios could cause us to make fewer loans, increase delinquencies and non-performing assets, require us to charge off a higher percentage of our loans or result in additional increases to our provision for loan losses in future periods, which could adversely affect our business, financial condition and results of operations.

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

We may be unable to manage interest rate risks, which could reduce our net interest income.

Our results of operations are affected principally by net interest income, which is the difference between interest earned on loans and investments and interest expense paid on deposits and other borrowings.  The spread between the yield on our interest-earning assets and our overall cost of funds has been compressed in the recent low interest rate environment, and our net interest income may continue to be adversely impacted by an extended period of continued low rates.  We cannot predict or control changes in interest rates.  National, regional and local economic conditions and the policies of regulatory authorities, including monetary policies of the Board of Governors of the Federal Reserve System, affect the movement of interest rates and our interest income and interest expense.  If the interest rates paid on deposits and other borrowed funds increase at a faster rate than the interest rates received on loans and other investments, our net interest income, and therefore earnings, could be adversely affected.  Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowed funds.

In addition, certain assets and liabilities may react in different degrees to changes in market interest rates.  For example, interest rates on some types of assets and liabilities may fluctuate prior to changes in broader market interest rates, while interest rates on other types may lag behind.  Some of our assets, such as adjustable rate mortgages, have features that restrict changes in their interest rates, including rate caps.

Interest rates are highly sensitive to many factors that are beyond our control.  Some of these factors include: inflation; recession; unemployment; money supply; international disorders; and instability in domestic and foreign financial markets.

Changes in interest rates may affect the level of voluntary prepayments on our loans and may also affect the level of financing or refinancing by customers.  We believe that the impact on our cost of funds from a rise in interest rates will depend on a number of factors, including but not limited to, the competitive environment in the banking sector for deposit pricing, opportunities for clients to invest in other markets such as fixed income and equity markets, and the propensity of customers to invest in their businesses.  The effect on our net interest income from an increase in interest rates will ultimately depend on the extent to which the aggregate impact of loan re-pricings exceeds the impact of increases in our cost of funds.

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

Legislative or regulatory changes or actions could adversely impact our business.

The financial services industry is extensively regulated.  We are subject to extensive state and federal regulation, supervision and legislation that govern almost all aspects of our operations.  These laws and regulations are primarily intended for the protection of consumers, depositors, borrowers and the deposit insurance fund, not to benefit our shareholders.  Changes to laws and regulations or other actions by regulatory agencies may negatively impact us, possibly limiting the services we provide, increasing the ability of non-banks to compete with us or requiring us to change the way we operate.  Regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the ability to impose restrictions on the operation of an institution and the ability to determine the adequacy of an institution’s allowance for loan losses.  Failure to comply with applicable laws, regulations and policies could result in sanctions being imposed by the regulatory agencies, including the imposition of civil money penalties, which could have a material adverse effect on our operations and financial condition.

In light of current conditions in the global financial markets and the global economy, regulators have increased their focus on the regulation of the financial services industry.  In the last several years, Congress and the federal bank regulators have acted on an unprecedented scale in responding to the stresses experienced in the global financial markets.  Some of the laws enacted by Congress and regulations promulgated by federal bank regulators subject us and other financial institutions to additional restrictions, oversight and costs that may have an adverse impact on our business and results of operations.

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

We are dependent primarily upon the earnings of our operating subsidiaries for funds to pay dividends on our common shares.  The payment of dividends by us is also subject to regulatory restrictions.  As a result, any payment of dividends in the future will be dependent, in large part, on our ability to satisfy these regulatory restrictions and our subsidiaries’ earnings, capital requirements, financial condition and other factors.  There can be no assurance as to if or when the Company may pay dividends or as to the amount of any dividends which may be declared and paid to shareholders in future periods.  Failure to pay dividends on our common shares could have a material adverse effect on the market price of our common shares.

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

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make significant estimates that affect the financial statements.  Two of our most critical estimates are the level of the allowance for loan losses and the accounting for goodwill and other intangibles.  Because of the inherent nature of these estimates, we cannot provide complete assurance that we will not be required to adjust earnings for significant unexpected loan losses, nor that we will not recognize a material provision for impairment of our goodwill.  For additional information regarding these critical estimates, see Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations beginning on page 31 of this Annual Report on Form 10-K.

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

Strong competition within our market area may reduce our ability to attract and retain deposits and originate loans.

We face competition both in originating loans and in attracting deposits within our market area.  We compete for clients by offering personal service and competitive rates on our loans and deposit products.  The type of institutions we compete with include large regional financial institutions, community banks, thrifts and credit unions operating within our market areas.  Nontraditional sources of competition for loan and deposit dollars come from captive auto finance companies, mortgage banking companies, internet banks, brokerage companies, insurance companies and direct mutual funds.  As a result of their size and ability to achieve economies of scale, certain of our competitors offer a broader range of products and services than we offer.  We expect competition to remain intense in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry.  In addition, to stay competitive in our markets we may need to adjust the interest rates on our products to match the rates offered by our competitors, which could adversely affect our net interest margin. As a result, our profitability depends upon our continued ability to successfully compete in our market areas while achieving our investment objectives.

We may be the subject of litigation which could result in legal liability and damage to our business and reputation.

From time to time, we may be subject to claims or legal action from customers, employees or others.  Financial institutions like the Company and State Bank are facing a growing number of significant class actions, including those based on the manner of calculation of interest on loans and the assessment of overdraft fees.  Future litigation could include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages.  We are also involved from time to time in other reviews, investigations and proceedings (both formal and informal) by governmental and other agencies regarding our business.  These matters also could result in adverse judgments, settlements, fines, penalties, injunctions or other relief.  Like other large financial institutions, we are also subject to risk from potential employee misconduct, including non-compliance with policies and improper use or disclosure of confidential information.  Substantial legal liability or significant regulatory action against us could materially adversely affect our business, financial condition or results of operations and/or cause significant reputational harm to our business.

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

Main Banking Center & Corporate Offices	401 Clinton Street, Defiance, OH
Angola LPO (lease)	908 North Wayne Street, Suite A, Angola, IN
Bryan Banking Center	1419 West High Street, Bryan, OH
Chief Banking Center (lease)	705 Deatrick Street, Defiance, OH
Columbus LPO	109 South High, Dublin, OH
New Albany LPO (lease)	68 N. High Street, Bldg. E, Ste. 105, New Albany, OH
Delta Banking Center	312 Main Street, Delta, OH
Fort Wayne Banking Center	12832 Coldwater Road, Fort Wayne, IN
Luckey Banking Center	235 Main Street, Luckey, OH
Lyons Banking Center	133 East Morenci Street, Lyons, OH
Market Street Banking Center	930 West Market Street, Lima, OH
Montpelier Banking Center	1201 East Main Street, Montpelier, OH
Motor Bank Drive-thru	510 Third Street, Defiance, OH
Northtowne Banking Center (lease)	1600 North Clinton Street, Defiance, OH
Oakwood Banking Center	218 North First Street, Oakwood, OH
Paulding Banking Center	220 North Main Street, Paulding, OH
Perrysburg Banking Center	610 East South Boundary Street, Perrysburg, OH
Pioneer Banking Center	119 South State Street, Pioneer, OH
Sylvania Banking Center	6401 Monroe Street, Sylvania, OH
Walbridge Banking Center	311 Main Street, Walbridge, OH
Wauseon Banking Center	515 Parkview, Wauseon, OH

RDSI – Main Office (lease)	7622 St. Rt. 66 North, Defiance, OH
DCM – Main Office (lease)	3101 Technology Blvd., Suite B, Lansing, MI
RDSI – Office Space (lease)	104 Depot Street, Archbold, OH
RDSI – Office Space (lease)	105 East Holland Street, Archbold, OH

Item 3.     Legal Proceedings.

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

Item 4.     Mine Safety Disclosures.

Not Applicable

Supplemental Item: Executive Officers of the Registrant

The following table lists the names and ages of the executive officers of the Company as of February 26, 2013, the positions presently held by each executive officer and the business experience of each executive officer during the past five years.  Unless otherwise indicated, each person has held his principal occupation(s) for more than five years.

Name	Age	Position(s) Held with the Company and its Subsidiaries and Principal Occupation(s)
Mark A. Klein	59
President, and Chief Executive Officer of the Company since January 2010; Director of the Company since February 2010; President and Chief Executive Officer of State Bank since January 2006; Director of State Bank since 2006; President of RDSI since October 2011; Member of State Bank Investment Committee since March 2007.

Anthony V. Cosentino	52
Executive Vice President and Chief Financial Officer of the Company and State Bank since March 2010; Chief Financial Officer of RDSI since October 2011; Member of State Bank Investment Committee since 2010.

Jonathan R. Gathman	40
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

PART II

Item 5.     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common shares are traded on the NASDAQ Global Market under the symbol “SBFG”.  There were 4,869,629 shares outstanding and approximately 1,417 holders of record of our common shares as of December 31, 2013.

The following table presents quarterly market price information and cash dividends paid per share for our common shares for 2013 and 2012:

	Market Price Range
2013	High	Low	Dividends Paid

Quarter ended December 31, 2013	$8.14	$7.88	$0.035
Quarter ended September 30, 2013	8.00	7.77	0.030
Quarter ended June 30, 2013	8.05	7.55	0.055
Quarter ended March 31, 2013	8.98	8.54	-

2012	High	Low	Dividends Paid

Quarter ended December 31, 2012	$7.25	$6.20	$-
Quarter ended September 30, 2012	8.02	6.17	-
Quarter ended June 30, 2012	7.22	3.80	-
Quarter ended March 31, 2012	4.00	2.60	-

On April 3, 2013 the Company announced that it had elected to reinstate payment of quarterly cash dividends after not paying shareholder dividends since November 2009.  There can be no assurance as to the amount of dividends which may be declared in future periods with respect to the common shares of the Company, since such dividends are subject to the discretion of the Company’s Board of Directors, cash needs, general business conditions, dividends from the subsidiaries and applicable governmental regulations and policies.

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

	Period Ending
Index	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13
SB Financial Group, Inc.	100.00	94.22	54.69	36.23	89.67	110.10
NASDAQ Composite	100.00	145.36	171.74	170.38	200.63	281.22
NASDAQ Bank	100.00	83.70	95.55	85.52	101.50	143.84

Source : SNL Financial LC, Charlottesville, VA
© 2014
www.snl.com

Repurchase of Common Shares

There were no common shares repurchased by the Company in 2013 or 2012.

Item 6.     Selected Financial Data

SUMMARY OF SELECTED FINANCIAL DATA

FINANCIAL HIGHLIGHTS

(Dollars in thousands except per share data)
Year Ended December 31

	2013	2012	2011	2010	2009

EARNINGS
Interest income	$24,848	$26,122	$27,509	$29,564	$32,591
Interest expense	4,035	5,390	6,798	9,602	11,592
Net interest income	20,813	20,732	20,711	19,962	20,999
Provision for loan losses	900	1,350	1,994	10,588	5,738
Noninterest income	14,046	14,845	13,857	20,819	29,304
Noninterest expense	26,511	27,484	30,253	52,308	44,843
Provision (credit) for income taxes	2,243	1,929	658	(6,502)	(660)
Net income (loss)	5,205	4,814	1,664	(15,613)	382

PER SHARE DATA
Basic earnings	$1.07	$0.99	$0.34	$(3.21)	$0.07
Diluted earnings	1.07	0.99	0.34	(3.21)	0.07
Cash dividends declared	0.12	-	-	-	0.36
Shareholders' equity per share	11.55	10.96	9.86	9.47	12.69

AVERAGE BALANCES
Average total assets	$639,920	$638,035	$643,528	$673,781	$667,470
Average shareholders’ equity	54,700	50,300	47,035	57,281	63,576

RATIOS
Return on average total assets	0.81%	0.75%	0.26%	-2.32%	0.06%
Return on average shareholders' equity	9.52	9.57	3.54	(27.26)	0.60
Cash dividend payout ratio (dividends divided by net income)	11.21	-	-	-	458.18
Average shareholders' equity to average total assets	8.55	7.88	7.31	8.50	9.52

PERIOD END TOTALS
Total assets	$631,754	$638,234	$628,664	$660,288	$673,049
Total investments; fed funds sold	89,793	98,702	111,978	132,762	105,083
Total loans and leases	477,303	463,389	442,554	427,544	452,558
Loans held for sale	3,366	6,147	5,238	9,055	16,858
Allowance for loan losses	6,964	6,811	6,529	6,715	7,030
Total deposits	518,234	527,001	518,765	515,678	491,242
Notes payable	589	1,702	2,788	3,290	2,147
Advances from FHLB	16,000	21,000	12,776	22,807	35,267
Trust preferred securities	20,620	20,620	20,620	20,620	20,620
Shareholders' equity	56,269	53,284	47,932	46,024	61,708

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

SB Financial Group, Inc. (“SB Financial”), is a bank holding company registered with the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended.  Through its direct and indirect subsidiaries, SB Financial is engaged in commercial banking, computerized item processing, and trust and financial services.

The following discussion is intended to provide a review of the consolidated financial condition and results of operations of SB Financial and its subsidiaries (collectively, the “Company”).  This discussion should be read in conjunction with the Company’s consolidated financial statements and related footnotes as of and for the years ended December 31, 2013 and 2012.

Critical Accounting Policies

The accounting and reporting policies of the Company are in accordance with generally accepted accounting principles in the United States and conform to general practices within the banking industry.  The Company’s significant accounting policies are described in detail in the notes to the Company’s consolidated financial statements for the years ended December 31, 2013 and 2012.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions.  The Company’s financial position and results of operations can be affected by these estimates and assumptions and are integral to the understanding of reported results.  Critical accounting policies are those policies that management believes are the most important to the portrayal of the Company’s financial condition and results, and they require management to make estimates that are difficult, subjective or complex.

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

EARNINGS SUMMARY

Net income for 2013 was $5.2 million, or $1.07 per diluted share, compared with net income of $4.8  million, or $0.99 per diluted share for 2012.

Net charge-offs for 2013 of $0.7 million resulted in a loan loss provision of $0.9 million, which was down from the $1.4 million in 2012.  State Bank reported net income for 2013 of $7.1 million, which is up significantly from the $6.4 million in net income in 2012.  RDSI reported a net loss for 2013 of $0.2 million, compared to net income of $0.4 million reported for 2012.

Positive results at State Bank for 2013 included loan growth of $13.9 million, and demand deposit growth of $6.0 million.  Both of these factors contributed to a net interest margin of 3.75 percent, which is down just 1 basis point from 2012.  The mortgage banking business line continues to grow, with residential real estate loan production of $248 million for the year, resulting in $5.1 million of revenue from gains on sale.  The Company’s loans serviced for others ended the year at $606 million.

CHANGES IN FINANCIAL CONDITION

Total assets at December 31, 2013 were $631.8 million, compared to $638.2 million at December 31, 2012.  Loans (excluding loans held for sale) were $477.3 million at December 31, 2013, compared to $463.4 million at December 31, 2012.  Total deposits were $518.2 million at year-end 2013, compared to $527.0 million at December 31, 2012.  Non-interest bearing deposits at December 31, 2013 were $81.6 million, compared to $77.8 million at December 31, 2012.  Total shareholders’ equity was $56.3 million at year-end 2013, up from $53.3 million from the prior year-end.

Significant Events of 2013

The Company expanded its profitability during 2013 with net income of $5.2 million, or $1.07 per share.  This was an improvement from the net income of $4.8 million for 2012.  Our Banking subsidiary, State Bank, had net income of $7.1 million, while our technology subsidiary, RDSI, lost $0.2 million during 2013.

Improvements in problem assets were a factor in the Company’s increase in profitability during 2013.  At December 31, 2013, non-performing assets had declined $1.7 million from the prior year.  The level of non-performing assets to total assets fell to 1.1 percent from 1.4 percent for the prior year.  Loan delinquency ended the year at 0.72 percent at December 31, 2013 versus 1.08 percent at December 31, 2012.

Mortgage loan production and sale continued to be a significant part of our business model during 2013.  During the year, the Company sold $228 million of originated balances and had net mortgage banking revenue of $6.3 million.

Operating expense was reduced by 3.5 percent during 2013 as expenses at RDSI declined due to reduced business volume.  Additionally, the Company made efforts to become more efficient with the reduction of four full-time equivalent staff positions.

The Company’s loan loss provision for 2013 totaled $0.9 million, which was down 33 percent from the $1.4 million incurred during 2012.  The provision level for 2013 was above the $0.7 million of net charge-offs incurred during the year.

RDSI had a net loss during 2013 of $0.2 million as compared to reported net income of $0.4 million in 2012. RDSI continued to downsize during 2013 and ended the year concentrating on its core compentencies of item and statement processing.

SUMMARY OF FINANCIAL DATA AND RESULTS OF OPERATIONS

($ in thousands	Year Ended December 31,
except per share data)	2013	2012	% Change

Total Assets	$631,754	$638,234	-1.0%
Total Investments	89,793	98,702	-9.0%
Loans Held for Sale	3,366	6,147	-45.2%
Loans (Net)	477,303	463,389	3.0%
Allowance for Loan Losses	6,964	6,811	2.2%
Total Deposits	$518,234	$527,001	-1.7%

Total Revenues	$34,859	$35,577	-2.0%
Net Interest Income	20,813	20,732	0.4%
Loan Loss Provision	900	1,350	-33.3%
Non-interest Income	14,046	14,845	-5.4%
Non-interest Expense	26,511	27,484	-3.5%
Net Income	5,205	4,814	8.1%
Diluted Earnings per Share	$1.07	$0.99	8.1%

Net Interest Income

	Year Ended December 31,
($ in thousands)	2013	2012	% Change

Net Interest Income	$20,813	$20,732	0.4%

Net interest income was $20.8 million for 2013 compared to $20.7 million for 2012, an increase of 0.04 percent.  Average earning assets increased to $565.4 million in 2013 compared to $560.9 million in 2012, due to loan volume.  The consolidated 2013 full-year net interest margin decreased 1 basis point to 3.75 percent compared to 3.76 percent for the full year 2012.

Loan Loss Provision

Provision for Loan Losses of $0.9 million was taken in 2013 compared to $1.4 million taken for 2012.  The $0.5 million decrease was due to the lower level of charge-offs and the improvement in the Company’s non-performing asset levels. For 2013, net charge-offs totaled $0.7 million, or 0.16 percent of average loans.

Non-interest Income

	Year Ended December 31,
($ in thousands)	2013	2012	% Change

Total Non-interest Income	$14,046	$14,845	-5.4%

Data Service Fees	$1,500	$2,515	-40.4%
Wealth Management Fees	2,653	2,501	6.1%
Customer Service Fees	2,587	2,624	-1.4%
Gains on Sale of Loans	5,651	6,548	-13.7%
Mortgage Loan Servicing Fees, net	1,246	124	*
Gains on Sale of Securities	48	-	*
Other	361	533	-32.3%

* Percentage comparison not meaningful

Total non-interest income was $14.0 million for 2013 compared to $14.8 million for 2012, representing a $0.8 million, or 5.4 percent decrease year-over-year.  This decrease was driven by a 14 percent decline in gains on sale of loans.  The Company sold $228 million of originated mortgages into the secondary market, which allowed for the sold and serviced loan portfolio to grow from $528 million in 2012 to $606 million at December 31, 2013.  This portfolio provides a servicing fee annuity, which is expected to provide servicing revenue for the foreseeable future.

Data Service Fees (“RDSI”)

	Year Ended December 31,
($ in thousands)	2013	2012	% Change

Data Service Fees	$1,500	$2,515	-40.4%

Data service fees decreased $1.0 million, or 40.4 percent, to $1.5 million in 2013 from $2.5 million in 2012.  During 2013, RDSI became exclusively an item processing and statement provider.

RDSI reported a 2013 fiscal year net loss of $0.2 million, compared to $0.4 million in net income reported for 2012.

Non-interest Expense

	Year Ended December 31,
($ in thousands)	2013	2012	% Change

Total Non-interest Expense	$26,511	$27,484	-3.5%
Salaries & Employee Benefits	13,497	14,518	-7.0%
Professional Fees	1,827	1,912	-4.4%
Occupancy & Equipment Expense	4,865	4,922	-1.2%
FDIC Insurance Expense	409	628	-34.9%
Fixed Asset & Software Impairment	-	65	*
Marketing Expense	471	393	19.8%
All Other	5,442	5,046	7.8%

* Percentage comparison not meaningful

Non-interest expense for 2013 decreased $1.0 million, or 3.5 percent compared to 2012. The Company made further declines in staffing levels for efficiency purposes and to reflect the commensurate declines in RDSI revenues.  Total full-time equivalent headcount (FTE) ended 2013 at 200, which was down four from year end 2012.

FINANCIAL CONDITION

Investments

At December 31, 2013, the Company’s available for sale securities was $89.8 million, which was a $8.9 million decrease from the prior year.  Investment yields were up by an average of 10 basis points from the prior year.

Loans/Deposits

	Total Loans
($ in thousands)	2013	2012	% Change
Commercial	$85,281	$81,215	5.0%
Commercial real estate	205,301	201,392	1.9%
Agricultural	39,210	42,276	-7.3%
Residential real estate	99,620	87,859	13.4%
Consumer	47,804	50,499	-5.3%
Leasing	87	148	-41.2%
Total loans, net of unearned income	$477,303	$463,389	3.0%

	Total Deposits
	2013	2012	% Change
Non interest bearing demand	$81,570	$77,799	4.8%
Interest bearing demand	119,551	117,289	1.9%
Savings & money market	141,554	137,842	2.7%
Time deposits	175,559	194,071	-9.5%
Total deposits	$518,234	$527,001	-1.7%

Loans increased $13.9 million to $477.3 million at December 31, 2013.  Loan volume increased in most categories, except for agricultural and consumer loans.  Deposits were down from the prior year by $8.8 million driven by the loss of time deposits.

Asset Quality

($ in thousands)	12/31/2013	12/31/2012	Change in Dollars / Percentages

Non-accruing loans	$4,844	$5,305	$(461)
Accruing restructured loans	$1,739	$1,258	$481
OREO & Repossessed assets	$651	$2,367	$(1,717)
Non-performing assets	$7,234	$8,930	$(1,697)
Non-performing assets/total assets	1.14%	1.40%	-0.26%
Net charge-offs	$747	$1,068	$(321)
Net charge-offs/average loans	0.16%	0.23%	-0.07%
Loan loss provision	$900	$1,350	$(450)
Allowance for loan losses	$6,964	$6,811	$153
Allowance/loans	1.46%	1.47%	-0.01%
Allowance/non-accruing loans	143.8%	128.4%	15.4%
Allowance/non-performing assets	96.3%	76.3%	20.0%

Non-performing assets (loans + OREO (Other Real Estate Owned) + OAO (Other Assets Owned) + accruing TDRs) were $7.2 million, or 1.1 percent, of total assets at December 31, 2013, a decrease of $1.7 million from 2012.  Net charge-offs were also down during 2013 at $0.7 million, which was a $0.3 million improvement over 2012.  The Company’s loan loss allowance at December 31, 2013 now covers non-accruing loans at 144 percent, up from 128 percent at December 31, 2012.

CAPITAL RESOURCES

Stockholders’ equity at December 31, 2013, was $56.3 million, equivalent to 8.9 percent of total assets.  The total consolidated risk-based capital ratio was 12.6 percent at December 31, 2013.  Total consolidated regulatory (risk-based) capital was $64.9 million at December 31, 2013, and $59.4 million at December 31, 2012.  Capital ratios for the Company’s banking subsidiary, State Bank, were 8.8 percent for the Tier 1 leverage ratio and 12.5 percent for the risk-based capital ratio at December 31, 2013.

Goodwill and Intangibles

The Company completed the most recent annual goodwill impairment test as of December 31, 2013.  The first step impairment test compares the fair value of the reporting unit with the carrying value, including goodwill.  The reporting unit is State Bank.  RDSI has no remaining goodwill.  At December 31, 2013, State Bank passed step one, which indicated no impairment.

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

Planned Purchases of Premises and Equipment

Management plans to purchase additional premises and equipment to meet the current and future needs of the Company’s customers.  These purchases, including buildings and improvements and furniture and equipment (which includes computer hardware, software, office furniture and license agreements), are currently expected to total approximately $2.3 million for the Company during 2014.  These purchases are expected to be funded by cash on hand and from cash generated from current operations.

LIQUIDITY

Liquidity relates primarily to the Company’s ability to fund loan demand, meet deposit customers’ withdrawal requirements and provide for operating expenses.  Sources used to satisfy these needs consist of cash and due from banks, interest bearing deposits in other financial institutions, securities available for sale, loans held for sale, and borrowings from various sources.  The assets, excluding the borrowings, are commonly referred to as liquid assets.  Liquid assets were $106.3 million at December 31, 2013 compared to $124.0 million at December 31, 2012.

The Company’s commercial real estate, first mortgage residential and multi-family mortgage portfolio of $304.9 million at December 31, 2013 can and has been readily used to collateralize borrowings, which is an additional source of liquidity.  Management believes the Company’s current liquidity level, without these borrowings, is sufficient to meet its current and anticipated liquidity needs.  At December 31, 2013, all eligible commercial real estate, residential first, and multi-family mortgage loans were pledged under an FHLB blanket lien.

The cash flow statements for the periods presented provide an indication of the Company’s sources and uses of cash as well as an indication of the ability of the Company to maintain an adequate level of liquidity.  A discussion of the cash flow statements for 2013 and 2012 follows:

The Company experienced positive cash flows from operating activities in 2013 and 2012. Net cash from operating activities was $13.9 million and $7.4 million for the years ended December 31, 2013 and 2012, respectively.  Significant operating items for 2013 included OMSR recapture ($0.6 million), gain on sale of loans ($5.7 million) and loss on sale of assets ($0.4 million).  Net proceeds from sales of loans held for sale and loans originated and held for sale were a positive $15.1 million.

The Company experienced negative cash flows from investing activities in 2013 and 2012. Net cash used in investing activities was ($8.9) million and ($10.0) million for the years ended December 31, 2013 and 2012, respectively. The changes for 2013 include the purchase of available-for-sale securities of $32.1 million, and net increase in loans of $15.7 million.  The changes for 2012 include the purchase of available-for-sale securities of $28.6 million and net increase in loans of $23.0 million.  The Company had proceeds from repayments, maturities, sales and calls of securities of $37.4 million and $41.3 million in 2013 and 2012, respectively.

The Company experienced negative cash flows from financing activities in 2013 and positive cash flows from financing activities in 2012. Net cash used in financing activities was ($11.0 million) in 2013 and a source of cash of $6.9 million in 2012.  Negative $4.4 million and positive $8.2 million of the change is attributable to the change in deposits for 2013 and 2012, respectively.

The Company uses an economic value of equity (“EVE”) analysis to measure risk in the balance sheet incorporating all cash flows over the estimated remaining life of all balance sheet positions.  The EVE analysis calculates the net present value of the Company’s assets and liabilities in rate shock environments that range from -400 basis points to +400 basis points.  The likelihood of a decrease in rates as of December 31, 2013 and December 31, 2012 was considered to be remote given the current interest rate environment and therefore, only the minus 100 basis point rate change was included for 2013 and no negative rate changes were included for 2012.  The results of this analysis are reflected in the following tables for December 31, 2013 and December 31, 2012.

December 31, 2013 Economic Value of Equity ($’s in thousands)
Change in Rates	$ Amount	$ Change	% Change
+400 basis points	$105,687	$13,393	14.51%
+300 basis points	103,812	11,517	12.48%
+200 basis points	101,018	8,724	9.45%
+100 basis points	97,311	5,017	5.44%
Base Case	92,294	-	-
-100 basis points	86,266	(6,029)	(6.53%)

December 31, 2012 Economic Value of Equity ($’s in thousands)
Change in Rates	$ Amount	$ Change	% Change
+400 basis points	$95,056	$14,010	14.12%
+300 basis points	92,811	12,648	12.75%
+200 basis points	89,642	10,362	10.44%
+100 basis points	84,980	6,583	6.63%
Base Case	77,514	-	-

Off-Balance-Sheet Borrowing Arrangements:

Significant additional off-balance-sheet liquidity is available in the form of Federal Home Loan Bank (FHLB) advances, unused federal funds lines from correspondent banks and the national certificate of deposit market.  Management expects the risk of changes in off-balance-sheet arrangements to be immaterial to earnings.

The Company’s commercial real estate, first mortgage residential, and multi-family mortgage portfolios of $304.9 million have been pledged to meet collateralization requirements as of December 31, 2013.  Based on the current collateralization requirements of the FHLB, approximately $28.5 million of additional borrowing capacity existed at December 31, 2013.

At December 31, 2013 and 2012, the Company had $11.5 million in federal funds lines available.  The Company also had $27.0 million in unpledged securities at December 31, 2013 that may be used to pledge for additional borrowings.

SB Financial had a term note balance at December 31, 2013 and 2012 of $0.0 million and $0.8 million, respectively.

TABULAR DISCLOSURE OF CONTRACTUAL OBLIGATIONS

($ in thousands)	Payment due by period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years

Long-Term Debt Obligations	$16,000	$8,500	$5,000	$2,500	$-
Other Debt Obligations	21,209	386	203	-	20,620
Operating Lease Obligations	745	310	195	163	77
Other Long-Term Liabilities
Reflected on the Registrant's Balance Sheet under GAAP	175,559	95,152	59,518	19,667	1,222
Total	$213,513	$104,348	$64,916	$22,330	$21,919

The Company’s contractual obligations as of December 31, 2013 were comprised of long-term debt obligations, other debt obligations, operating lease obligations and other long-term liabilities.  Long-term debt obligations are comprised of FHLB Advances of $16.0 million.  Other debt obligations are comprised of Trust Preferred securities of $20.6 million and Notes Payable of $0.6 million.  The operating lease obligations are detailed in Note 21.  Other long-term liabilities include time deposits of $175.6 million.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

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

There are several ways an institution can manage interest rate risk including: 1) matching repricing periods for new assets and liabilities, for example, by shortening or lengthening terms of new loans, investments, or liabilities; 2) selling existing assets or repaying certain liabilities; and 3) hedging existing assets, liabilities, or anticipated transactions.  An institution might also invest in more complex financial instruments intended to hedge or otherwise change interest rate risk. Interest rate swaps, futures contracts, options on futures contracts, and other such derivative financial instruments can be used for this purpose.  Because these instruments are sensitive to interest rate changes, they require management’s expertise to be effective.  The Company has not purchased derivative financial instruments in the past, but during 2013 the Company entered into interest rate swap agreements as an accommodation to certain loan customers.  See Note 5 to the financial statements.  The Company may purchase such instruments in the future if market conditions are favorable.

Quantitative Market Risk Disclosure.  The following table provides information about the Company’s financial instruments used for purposes other than trading that are sensitive to changes in interest rates as of December 31, 2013.  The table does not present when these items may actually reprice.  For loans receivable, securities, and liabilities with contractual maturities, the table presents principal cash flows and related weighted-average interest rates by contractual maturities as well as the historical impact of interest rate fluctuations on the prepayment of loans and mortgage backed securities.  For core deposits (demand deposits, interest-bearing checking, savings, and money market deposits) that have no contractual maturity, the table presents principal cash flows and applicable related weighted-average interest rates based upon the Company’s historical experience, management’s judgment and statistical analysis, as applicable, concerning their most likely withdrawal behaviors.  The current historical interest rates for core deposits have been assumed to apply for future periods in this table as the actual interest rates that will need to be paid to maintain these deposits are not currently known.  Weighted average variable rates are based upon contractual rates existing at the reporting date.

Principal/Notional Amount Maturing or Assumed to be Withdrawn In:

($ in thousands)	2014	2015	2016	2017	2018	Thereafter	Total
Rate Sensitive Assets
Variable Rate Loans	$55,029	$12,414	$7,075	$5,095	$6,112	$14,699	$100,424
Average interest rate	4.03%	3.69%	3.82%	3.86%	3.07%	3.75%	3.86%
Adjustable Rate Loans	$24,690	$19,119	$17,184	$16,466	$15,269	$109,285	$202,013
Average interest rate	3.95%	4.14%	4.35%	4.20%	4.25%	4.22%	4.19%
Fixed Rate Loans	$43,834	$22,092	$18,936	$15,714	$15,660	$61,997	$178,233
Average interest rate	4.55%	4.38%	4.49%	4.33%	4.01%	3.97%	4.25%
Total Loans	$123,553	$53,625	$43,194	$37,275	$37,041	$185,981	$480,669
Average interest rate	4.20%	4.13%	4.32%	4.21%	3.95%	4.10%	4.15%
Fixed rate investment securities	$18,000	$11,011	$9,283	$7,115	$3,609	$33,362	$82,380
Average interest rate	2.39%	1.51%	1.52%	1.47%	1.90%	2.85%	2.26%
Variable rate investment securities	$4,141	$1,061	$1,082	$1,009	$864	$3,004	$11,161
Average interest rate	0.40%	1.55%	1.56%	1.71%	2.04%	1.59%	1.19%
Fed Funds Sold & Other	$-	$-	$-	$-	$-	$-	$-
Average interest rate	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Total Rate Sensitive Assets	$145,694	$65,697	$53,559	$45,399	$41,514	$222,347	$574,210
Average interest rate	3.86%	3.65%	3.78%	3.73%	3.74%	3.88%	3.82%

Rate Sensitive Liabilities
Demand - Non Interest Bearing	$11,513	$9,889	$8,492	$7,293	$6,265	$38,118	$81,570
Demand - Interest Bearing	$14,224	$12,530	$11,040	$9,726	$8,569	$63,462	$119,551
Average interest rate	0.05%	0.05%	0.05%	0.05%	0.05%	0.05%	0.05%
Money Market Accounts	$10,015	$8,761	$7,664	$6,703	$5,861	$40,898	$79,902
Average interest rate	0.07%	0.07%	0.07%	0.07%	0.07%	0.07%	0.07%
Savings	$8,173	$6,930	$6,031	$5,252	$4,570	$30,696	$61,652
Average interest rate	0.02%	0.02%	0.02%	0.02%	0.02%	0.02%	0.02%
Certificates of Deposit	$94,154	$35,837	$24,682	$9,002	$10,662	$1,222	$175,559
Average interest rate	0.79%	1.40%	1.31%	1.35%	1.36%	3.39%	1.07%
Fixed rate FHLB Advances	$8,500	$-	$2,500	$2,500	$-	$2,500	$16,000
Average interest rate	2.37%	0.00%	1.99%	1.19%	0.00%	1.67%	2.02%
Variable rate FHLB Advances	$-	$-	$-	$-	$-	$-	$-
Average interest rate	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Fixed rate Notes Payable	$356	$233	$-	$-	$-	$10,310	$10,899
Average interest rate	6.00%	6.00%	0.00%	0.00%	0.00%	10.60%	10.35%
Variable rate Notes Payable	$-	$-	$-	$-	$-	$10,310	$10,310
Average interest rate	0.00%	0.00%	0.00%	0.00%	0.00%	2.04%	2.04%
Fed Funds Purchased, Repos & Other	$14,696	$-	$-	$-	$-	$-	$14,696
Average interest rate	0.11%	0.00%	0.00%	0.00%	0.00%	0.00%	0.11%
Total Rate Sensitive Liabilities	$161,631	$74,180	$60,409	$40,476	$35,927	$197,516	$570,139
Average interest rate	0.62%	0.71%	0.64%	0.40%	0.43%	0.73%	0.64%

Principal/Notional Amount Maturing or Assumed to be Withdrawn In:

Comparison of 2013 to 2012	First	Years
($ in thousands)	Year	2 - 5	Thereafter	Total
Total Rate Sensitive Assets:
At December 31, 2013	$145,694	$206,169	$222,347	$574,210
At December 31, 2012	168,054	221,420	182,512	571,987
Increase (decrease)	$(22,360)	$(15,251)	$39,834	$2,223

Total Rate Sensitive Liabilities:
At December 31, 2013	$161,631	$210,992	$197,516	$570,139
At December 31, 2012	154,362	232,896	193,398	580,656
Increase (decrease)	$7,269	$(21,904)	$4,118	$(10,517)

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

Item 8.     Financial Statements and Supplementary Data.

Our Consolidated Financial Statements and notes thereto and other supplementary data begin on the following page.

SB Financial Group, Inc.
Consolidated Balance Sheets
December 31

ASSETS
($ in thousands)	2013	2012

Cash and due from banks	$13,137	$19,144
Available-for-sale securities	89,793	98,702
Loans held for sale	3,366	6,147
Loans, net of unearned income	477,303	463,389
Allowance for loan losses	(6,964)	(6,811)
Premises and equipment, net	12,186	12,633
Federal Reserve and Federal Home Loan Bank Stock, at cost	3,748	3,748
Foreclosed assets held for sale, net	651	2,367
Interest receivable	1,281	1,235
Goodwill	16,353	16,353
Core deposits and other intangibles	655	1,219
Purchased software	421	330
Cash value of life insurance	12,906	12,577
Mortgage servicing rights	5,180	3,775
Other assets	1,738	3,426

Total assets	$631,754	$638,234

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
Deposits
Non interest bearing demand	$81,570	$77,799
Interest bearing NOW	119,551	117,289
Savings	61,652	57,461
Money Market	79,902	80,381
Time Deposits	175,559	194,071
Total deposits	518,234	527,001

Repurchase agreements	14,696	10,333
Notes payable	589	1,702
Federal Home Loan Bank advances	16,000	21,000
Trust preferred securities	20,620	20,620
Interest payable	639	138
Other liabilities	4,707	4,156
Total liabilities	575,485	584,950

Commitments & Contingent Liabilities	-	-

Stockholders' Equity
Preferred stock, $0.00 stated value; authorized 200,000 shares; 0 shares issued	-	-
Common stock, $2.50 stated value; authorized 10,000,000 shares; 5,027,433 shares issued	12,569	12,569
Additional paid-in capital	15,412	15,374
Retained earnings	29,899	25,280
Accumulated other comprehensive income	74	1,830
Treasury stock, at cost - (2013 - 157,804, 2012 - 165,564 shares)	(1,685)	(1,769)
Total stockholders' equity	56,269	53,284
Total liabilities and stockholders' equity	$631,754	$638,234

See Notes to Consolidated Financial Statements

SB Financial Group, Inc.
Consolidated Statements of Income
Years Ended December 31

($ in thousands, except share data)	2013	2012
Interest Income
Loans
Taxable	$22,834	$23,911
Tax-exempt	67	90
Securities
Taxable	1,244	1,515
Tax-exempt	703	606
Total interest income	24,848	26,122

Interest Expense
Deposits	2,231	2,969
Notes payable	47	64
Repurchase agreements	11	142
Federal Home Loan Bank advances	339	333
Trust preferred securities	1,407	1,882
Total interest expense	4,035	5,390

Net Interest Income	20,813	20,732

Provision for loan losses	900	1,350

Net interest income after provision for loan losses	19,913	19,382

Non-interest Income
Wealth management fees	2,653	2,501
Customer service fees	2,587	2,624
Gain on sale of mortgage loans & OMSR's	5,066	6,284
Mortgage loan servicing fees, net	1,246	124
Gain on sale of non-mortgage loans	585	264
Data service fees	1,500	2,515
Net gain on sales of securities	48	-
Loss on sale of assets	(484)	(329)
Other	845	862
Total non-interest income	$14,046	$14,845

Non-interest Expense
Salaries and employee benefits	$13,497	$14,518
Net occupancy expense	2,055	2,085
FDIC insurance expense	409	628
Equipment expense	2,810	2,837
Data processing fees	714	469
Professional fees	1,827	1,912
Marketing expense	471	393
Printing and office supplies	301	230
Telephone and communications	582	580
Postage and delivery expense	796	856
Employee expense	557	456
Intangible amortization expense	564	630
State, local and other taxes	550	502
Other expenses	1,378	1,388
Total non-interest expense	26,511	27,484

Income Before Income Tax	7,448	6,743

Provision for Income Taxes	2,243	1,929

Net Income	$5,205	$4,814

Basic Earnings Per Share	$1.07	$0.99

Diluted Earnings Per Share	$1.07	$0.99

See Notes to Consolidated Financial Statements

SB Financial Group, Inc.
Consolidated Statements of Comprehensive Income Years Ended December 31

($'s in thousands)	2013	2012

Net income	$5,205	$4,814
Other comprehensive income (loss):
Available-for-sale investment securities:
Gross unrealized holding (loss) gain arising in the period	(2,612)	738
Related tax benefit (expense)	888	(251)
Less: reclassification adjustment for gain realized in income	(48)	-
Related tax benefit	16	-
Net effect on other comprehensive income (loss)	(1,756)	487

Total comprehensive income	$3,449	$5,301

See Notes to Consolidated Financial Statements

SB Financial Group, Inc.
Consolidated Statements of Stockholders’ Equity
Years Ended December 31

					Accumulated
					Other
	Preferred	Common	Additional	Retained	Comprehensive	Treasury
($ in thousands)	Stock	Stock	Paid-In Capital	Earnings	Income	Stock	Total

Balance, January 1, 2013	$-	$12,569	$15,374	$25,280	$1,830	$(1,769)	$53,284

Net Income				5,205			5,205
Other comprehensive loss					(1,756)		(1,756)
Dividends on Common, $0.12 per share				(586)			(586)
Stock options exercised			(26)			84	58
Expense of stock option plan			64				64

Balance, December 31, 2013	$-	$12,569	$15,412	$29,899	$74	$(1,685)	$56,269

Balance, January 1, 2012	-	12,569	15,323	20,466	1,343	(1,769)	47,932

Net Income				4,814			4,814
Other comprehensive income					487		487
Expense of stock option plan			51				51

Balance, December 31, 2012	$-	$12,569	$15,374	$25,280	$1,830	$(1,769)	$53,284
See Notes to Consolidated Financial Statements

SB Financial Group, Inc.
Consolidated Statements of Cash Flows
Years Ended December 31

($ in thousands)	2013	2012

Operating Activities
Net Income	$5,205	$4,814
Items not requiring (providing) cash
Depreciation and amortization	1,089	1,232
Provision for loan losses	900	1,350
Expense of share-based compensation plan	64	51
Amortization of premiums and discounts on securities	955	1,266
Amortization of intangible assets	564	630
Amortization of originated mortgage servicing rights	827	1,335
Deferred income taxes	1,731	1,858
Proceeds from sale of loans held for sale	239,208	325,486
Originations of loans held for sale	(232,379)	(321,828)
Gain from sale of loans	(5,651)	(6,548)
Loss on sales of assets	484	329
Net gains on sales of securities	(48)	-
Software and fixed asset impairment	-	65
OREO impairment	33	58
Originated mortgage servicing rights impairment, net	(629)	(309)
Changes in
Interest receivable	(46)	400
Other assets	1,236	(62)
Interest payable and other liabilities	403	(2,710)
Net cash provided by operating activities	13,946	7,417

Investing Activities
Purchases of available-for-sale securities	(32,090)	(28,573)
Proceeds from maturities of available-for-sale securities	29,993	41,321
Proceeds from sales of available-for-sale securities	7,389	-
Net change in loans	(15,642)	(22,997)
Purchase of premises, equipment and software	(1,152)	(833)
Proceeds from sales of premises, equipment and software	317	-
Proceeds from sale of foreclosed assets	2,277	1,098
Purchase of FHLB stock	-	(63)
Net cash used in investing activities	$(8,909)	$(10,048)

Financing Activities
Net increase in demand deposits, money market, interest checking and savings accounts	$9,745	$35,612
Net decrease in certificates of deposit	(18,512)	(27,376)
Net increase (decrease) in securities sold under agreements to repurchase	4,363	(8,446)
Proceeds from Federal Home Loan Bank advances	9,000	53,000
Repayment of Federal Home Loan Bank advances	(14,000)	(44,776)
Proceeds from stock options exercised	58	-
Dividends on Common Stock	(586)	-
Repayment of notes payable	(1,113)	(1,086)
Net cash provided by (used in) financing activities	(11,045)	6,928

Increase (Decrease) in Cash and Cash Equivalents	(6,007)	4,298
Cash and Cash Equivalents, Beginning of Year	19,144	14,846
Cash and Cash Equivalents, End of Year	$13,137	$19,144
Supplemental Cash Flows Information

Interest paid	$3,534	$8,206

Income taxes paid	$550	$120

Transfer of loans to foreclosed assets	$981	$1,181
See Notes to Consolidated Financial Statements

SB Financial Group, Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2013 and 2012

(Dollar Amounts in Thousands, Except Per Share Data)

Note 1:   Organization and Summary of Significant Accounting Policies

Organization and Nature of Operations

SB Financial Group, Inc. (“Company”) is a bank holding company whose principal activity is the ownership and management of its wholly-owned subsidiaries, The State Bank and Trust Company (“State Bank”), RFCBC, Inc. (“RFCBC”), Rurbanc Data Services, Inc. dba RDSI Banking Systems (“RDSI”), Rurban Statutory Trust I (“RST I”), and Rurban Statutory Trust II (“RST II”).  State Bank owns all the outstanding stock of Rurban Mortgage Company (“RMC”), Rurban Investments, Inc. (“RII”) and State Bank Insurance, LLC (“SBI”).  Effective April 18, 2013, the Company changed its name from Rurban Financial Corp. to SB Financial Group, Inc.  The Company is primarily engaged in providing a full range of banking and wealth management services to individual and corporate customers in Northwest Ohio and Northeast Indiana.  The Company is subject to competition from other financial institutions, and is regulated by certain federal and state agencies and undergoes periodic examinations by those regulatory authorities.  The consolidated financial statements include the accounts of the Company, State Bank, RFCBC, RDSI, RMC, RII, and SBI.  All significant intercompany accounts and transactions have been eliminated in consolidation. Where appropriate, reclassifications have been made to the 2012 financial statements to conform to the 2013 financial statement presentation.  These reclassifications had no effect on net income.

Principles of Consolidation

The Consolidated Financial Statements include the accounts of the Company, State Bank, RFCBC, RDSI, RMC, RII and SBI. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Cash Equivalents

The Company considers all liquid investments with original maturities of three months or less to be cash equivalents.  At December 31, 2013 and 2012, cash equivalents consisted primarily of interest-bearing and non-interest bearing demand deposit balances held by correspondent banks.

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

For debt securities with fair value below carrying value when the Company does not intend to sell the debt security, and it is more likely than not the Company will not have to sell the security before recovery of its cost basis, the Company recognizes the credit component of an other-than-temporary impairment of the debt security in earnings and the remaining portion in other comprehensive income.

Mortgage Loans Held for Sale

Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or fair value in the aggregate.  Net unrealized losses, if any, are recognized through a valuation allowance by charges to non-interest income.  Gains and losses on loan sales are recorded in non-interest income.

Loans

Loans that management has the intent and ability to hold for the foreseeable future, or until maturity or payoffs, are reported at their outstanding principal balances adjusted for any charge-offs, the allowance for loan losses, any deferred fees or costs on originated loans and unamortized premiums or discounts on purchased loans.  Interest income is reported on the interest method and includes amortization of net deferred loan fees and costs over the loan term.  Generally, loans are placed on non-accrual status not later than 90 days past due. Past due status is based on contractural terms of loan.  All interest accrued, but not collected for loans that are placed on non-accrual or charged-off, is reversed against interest income.  The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual.  Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

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

A fixed asset and software impairment of $0.0 million and $0.1 million was recognized during the years ended December 31, 2013 and 2012, respectively.

Federal Reserve and Federal Home Loan Bank Stock

Federal Reserve and Federal Home Loan Bank stock are required investments for institutions that are members of the Federal Reserve and Federal Home Loan Bank systems.  The required investment in the common stock is based on a predetermined formula, carried at cost and evaluated for impairment.

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

Derivatives

Derivatives are recognized as assets and liabilities on the consolidated balance sheet and measured at fair value. For exchange-traded contracts, fair value is based on quoted market prices. For non-exchange traded contracts, fair value is based on dealer quotes, pricing models, discounted cash flow methodologies or similar techniques for which the determination of fair value may require significant management judgment or estimation.

Mortgage Servicing Rights

Mortgage servicing assets are recognized separately when rights are acquired through purchase or through sale of financial assets.  Under the servicing assets and liabilities accounting guidance (ASC 806-50), servicing rights from the sale or securitization of loans originated by the Company are initially measured at fair value at the date of transfer.  The Company subsequently measures each class of servicing asset using the amortization method.  Under the amortization method, servicing rights are amortized in proportion to and over the period of estimated net servicing income.  The amortized assets are assessed for impairment based on fair value at each reporting date.

Fair value is based on market prices for comparable mortgage servicing contracts, when available, or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income.  The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as the cost of service, the discount rate, the custodial earning rate, an inflation rate, ancillary income, prepayment speeds and default rates and losses. These variables change from quarter to quarter as market conditions and projected interest rates change, and may have an adverse impact on the value of the mortgage servicing right and may result in a reduction to noninterest income.

Each class of separately recognized servicing assets subsequently measured using the amortization method is evaluated and measured for impairment.  Impairment is determined by stratifying rights into tranches based on predominant characteristics, such as interest rate, loan type and investor type.  Impairment is recognized through a valuation allowance for an individual tranche, to the extent that fair value is less than the carrying amount of the servicing assets for that tranche.  The valuation allowance is adjusted to reflect changes in the measurement of impairment after the initial measurement of impairment.  Changes in valuation allowances are reported with “Mortgage Loan Servicing Fees, net” on the income statement.  Fair value in excess of the carrying amount of servicing assets for that stratum is not recognized.

Servicing fee income is recorded for fees earned for servicing loans.  The fees are based on a contractual percentage of the outstanding principal or a fixed amount per loan and are recorded as income when earned.  The amortization of mortgage servicing rights is netted against loan servicing fee income.

Share-Based Employee Compensation Plan

At December 31, 2013 and 2012, the Company had a share-based employee compensation plan, which is described more fully in Note 19.

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

Income Taxes

The Company accounts for income taxes in accordance with income tax accounting guidance (ASC 740, Income Taxes).  The income tax accounting guidance results in two components of income tax expense:  current and deferred.  Current income tax expense reflects taxes to be paid or refunded for the current period by applying the provisions of the enacted tax law to the taxable income or excess of deductions over revenues.  The Company determines deferred income taxes using the liability (or balance sheet) method.  Under this method, the net deferred tax asset or liability is based on the tax effects of the differences between the book and tax bases of assets and liabilities, and enacted changes in tax rates and laws are recognized in the period in which they occur.  Deferred income tax expense results from changes in deferred tax assets and liabilities between periods.  Deferred tax assets are reduced by a valuation allowance if, based on the weight of evidence available, it is more likely than not that some portion or all of a deferred tax asset will not be realized.

Uncertain tax positions are recognized if it is more likely than not, based on the technical merits, that the tax position will be realized or sustained upon examination.  The term more likely than not means a likelihood of more than 50 percent; the term “upon examination” also includes resolution of the related appeals or litigation processes, if any.  A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50 percent likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information.  The determination of whether or not a tax position has met the more-likely-than-not recognition threshold considers the facts, circumstances and information available at the reporting date and is subject to management’s judgment.

The Company recognizes interest and penalties on income taxes as a component of income tax expense.

The Company files consolidated income tax returns with its subsidiaries.  With a few exceptions, the Company is no longer subject to U.S. Federal, State and Local examinations by tax authorities for the years before 2010.  As of December 31, 2013, the Company had no uncertain income tax positions.

Treasury Shares

Treasury stock is stated at cost.  Cost is determined by the weighted average cost method.

Earnings Per Share

Basic earnings per share represent income available to common stockholders divided by the weighted-average number of common shares outstanding during each period.  Diluted earnings per share reflect additional potential common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance.  Potential common shares that may be issued by the Company relate solely to outstanding stock options and are determined using the treasury stock method.  Treasury stock shares are not deemed outstanding for earnings per share calculations.

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income, net of applicable income taxes.  Other comprehensive income includes unrealized appreciation (depreciation) on available-for-sale securities, and unrealized and realized gains and losses in derivative financial instruments that qualify for hedge accounting.

The following paragraphs summarize the impact of new accounting pronouncements:

Accounting Standards Update (ASU) No. 2014-04, Receivables (Topic 310): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure.

The ASU clarifies that an in substance repossession or foreclosure occurs upon either the creditor obtaining legal title to the residential real estate property or the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. The amendments are effective for annual periods, and interim reporting periods within those annual periods, beginning after December 15, 2014. The amendments may be adopted using either a modified retrospective transition method or a prospective transition method. Early adoption is permitted. Management does not believe the amendments will have a material impact on the Company’s Consolidated Financial Statements.

ASU No. 2013-12, Definition of a Public Business Entity

The objective of this standard will be to minimize the inconsistency and complexity of having multiple definitions of, or a diversity in practice as to what constitutes, a nonpublic entity and public entity within U.S. generally accepted accounting principles (GAAP) on a going-forward basis. Specifically, stakeholders asked that the Board clarify which nonpublic entities potentially qualify for alternative financial accounting and reporting guidance. This Update addresses those issues by defining public business entity. Management does not believe the amendment will have a material impact on the Company’s Consolidated Financial Statements.

Note 2:   Restriction on Cash and Due From Banks

State Bank is required to maintain reserve funds in cash and/or on deposit with the Federal Reserve Bank.  The reserve required at December 31, 2013, was $0.7 million.

Note 3:   Available-for-Sale Securities

The amortized cost and appropriate fair values, together with gross unrealized gains and losses, of available-for-sale securities are as follows:

		Gross
	Amortized	Unrealized	Gross
($ in thousands)	Cost	Gains	Losses	Fair Value
Available-for-Sale Securities:
December 31, 2013:
U.S. Treasury and Government agencies	$11,305	$120	$(125)	$11,300
Mortgage-backed securities	57,322	417	(516)	57,223
State and political subdivisions	17,937	546	(328)	18,155
Money Market Mutual Fund	3,092	-	-	3,092
Equity securities	23	-	-	23

	$89,679	$1,083	$(969)	$89,793

		Gross	Gross
	Amortized	Unrealized	Unrealized
($ in thousands)	Cost	Gains	Losses	Fair Value
Available-for-Sale Securities:
December 31, 2012:
U.S. Treasury and Government agencies	$14,301	$210	$-	$14,511
Mortgage-backed securities	62,661	1,136	(33)	63,764
State and political subdivisions	16,789	1,462	(2)	18,249
Money Market Mutual Fund	2,155	-	-	2,155
Equity securities	23	-	-	23

	$95,929	$2,808	$(35)	$98,702

The amortized cost and fair value of securities available for sale and held to maturity at December 31, 2013, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale
	Amortized	Fair
($ in thousands)	Cost	Value

Within one year	$-	$-
Due after one year through five years	1,386	1,460
Due after five years through ten years	10,980	11,042
Due after ten years	16,876	16,953
	29,242	29,455
Mortgage-backed securities, money market mutual
fund & equity securities	60,437	60,338

Totals	$89,679	$89,793

The fair value of securities pledged as collateral, to secure public deposits and for other purposes, was $42.3 million at December 31, 2013, and $49.8 million at December 31, 2012.  The securities delivered for repurchase agreements were $17.5 million at December 31, 2013 and $16.2 million at December 31, 2012.

Gross gains of $0.09 million and gross losses of $0.04 million were realized from sales of available-for-sale securities in 2013. The net $0.05 million gain on sale was a reclassification from accumulated other comprehensive income and is included in the net gain on sales of securities. There were no realized gains or losses in 2012.  The 2013 related tax expense for net security gains was $0.02 million and was a reclassification from accumulated other comprehensive income and is included in the income tax expense line in the income statement.

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost.  Total fair value of these investments at December 31, 2013 and 2012, was $35.8 million and $6.0 million which is approximately 40% and 6% of the Company's available-for-sale investment portfolio, respectively.

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

The following tables present securities with unrealized losses at December 31, 2013 and 2012:

	Less than 12 Months		12 Months or Longer		Total
($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2013:
Available-for-Sale Securities:
U.S. Treasury and Government agencies	$3,834	$(125)	$-	$-	$3,834	$(125)
Mortgage-backed securities	$24,773	$(410)	$2,333	$(106)	$27,106	$(516)
State and political subdivisions	4,868	(328)	-	-	4,868	(328)

	$33,475	$(863)	$2,333	$(106)	$35,808	$(969)

	Less than 12 Months		12 Months or Longer		Total
($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2012:
Available-for-Sale Securities:
Mortgage-backed securities	$5,202	$(33)	$342	$-	$5,544	$(33)
State and political subdivisions	229	(1)	251	(1)	480	(2)

	$5,431	$(34)	$593	$(1)	$6,024	$(35)

The unrealized gain on the mortgage-backed securities portfolio has been significantly reduced as of December 31, 2013 from the prior year. Management reviews these securities on a quarterly basis and has determined that no impairment exists.  Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concern warrants such evaluation.  When the Company does not intend to sell a debt security, and it is more likely than not, the Company will not have to sell the security before recovery of its cost basis, it recognizes the credit component of an other-than-temporary impairment of a debt security in earnings and the remaining portion in other comprehensive income.

Note 4:  Loans and Allowance for Loan Losses

Categories of loans at December 31 include:

	Total Loans		Non-Accrual Loans
($ in thousands)	Dec. 2013	Dec. 2012	Dec. 2013	Dec. 2012
Commercial & Industrial	$85,642	$81,767	2,316	1,246
Commercial RE & Construction	205,301	201,392	532	782
Agricultural & Farmland	39,210	42,276	-	-
Residential Real Estate	99,620	87,859	1,651	2,631
Home Equity & Consumer	47,717	50,223	345	646
Other	87	148	-	-
Total loans	477,577	463,665	$4,844	$5,305
Less
Net deferred loan fees, premiums and discounts	(274)	(276)
Loans, net of unearned income	$477,303	$463,389
Allowance for loan losses	$(6,964)	$(6,811)

The following tables present the balance of the allowance for loan losses ("ALLL") and the recorded investment in loans based on portfolio segment and impairment method as of December 31, 2013 and 2012:

	Commercial	Commercial RE	Agricultural	Residential	Home Equity
($'s in thousands)	& Industrial	& Construction	& Farmland	Real Estate	& Consumer	Other	Total
ALLOWANCE FOR LOAN AND LEASE LOSSES

For the Twelve Months Ended December 31, 2013
Beginning balance	$1,561	$3,034	$186	$1,088	$839	$103	$6,811
Charge Offs	(1)	(111)	-	(264)	(426)	(17)	$(819)
Recoveries	18	17	4	21	11	1	72
Provision	597	(232)	(31)	222	360	(16)	900
Ending Balance	$2,175	$2,708	$159	$1,067	$784	$71	$6,964

Loans Receivable at December 31, 2013

	Commercial	Commercial RE	Agricultural	Residential	Home Equity
($'s in thousands)	& Industrial	& Construction	& Farmland	Real Estate	& Consumer	Other	Total
Allowance:
Ending balance:
individually
evaluated for
impairment	$1,079	$56	$-	$192	$168		$1,495
Ending balance:
collectively
evaluated for
impairment	$1,096	$2,652	$159	$875	$616	$71	$5,469
Loans:
Ending balance:
individually
evaluated for
impairment	$2,116	$649	$-	$1,985	$590		$5,340
Ending balance:
collectively
evaluated for
impairment	$83,526	$204,652	$39,210	$97,635	$47,127	$87	$472,237

	Commercial	Commercial RE	Agricultural	Residential	Home Equity
($'s in thousands)	& Industrial	& Construction	& Farmland	Real Estate	& Consumer	Other	Total
ALLOWANCE FOR LOAN AND LEASE LOSSES

For the Twelve Months Ended
December 31, 2012
Beginning balance	$1,914	$2,880	$51	$956	$599	$129	$6,529
Charge Offs	(390)	(287)	(10)	(129)	(484)	(28)	(1,328)
Recoveries	41	50	7	86	69	7	260
Provision	(4)	391	138	175	655	$(6)	1,350
Ending Balance	$1,561	$3,034	$186	$1,088	$839	$102	$6,811

Loans Receivable at December 31, 2012
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

Special Mention:  Assets have potential weaknesses that deserve management’s close attention.  If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the Company’s credit position at some future date.  Special mention assets are not adversely classified and do not expose the Company to sufficient risk to warrant adverse classification.  Ordinarily, special mention credits have characteristics which corrective management action would remedy.

Substandard:  Loans are inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any.  Loans so classified must have a well-defined weakness or weaknesses that jeopardized the liquidation of the debt.  They are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected.

Doubtful:  Loans classified as doubtful have all the weaknesses inherent in those classified Substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of current known facts, conditions and values, highly questionable and improbable.

Loss: Loans are considered uncollectable and of such little value that continuing to carry them as assets on the Company’s financial statement is not feasible.  Loans will be classified Loss when it is neither practical nor desirable to defer writing off or reserving all or a portion of a basically worthless asset, even though partial recovery may be possible at some time in the future.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.

The following tables present the credit risk profile of the Company’s loan portfolio based on rating category as of December 31, 2013 and 2012:

December 31, 2013	Commercial	Commercial RE	Agricultural	Residential	Home Equity
Loan Grade	& Industrial	& Construction	& Farmland	Real Estate	& Consumer	Other	Total
($ in thousands)
1-2	$1,706	$81	$76	$-	$-	$-	$1,863
3	22,319	44,095	6,543	90,606	43,250	9	206,822
4	56,110	146,861	32,591	5,700	3,782	78	245,122
Total Pass	80,135	191,037	39,210	96,306	47,032	87	453,807

Special Mention	3,159	8,917	-	1,373	86	-	13,535
Substandard	32	4,815	-	290	84	-	5,221
Doubtful	2,316	532	-	1,651	515	-	5,014
Loss	-	-	-	-	-	-	-
Total Loans	$85,642	$205,301	$39,210	$99,620	$47,717	$87	$477,577

December 31, 2012	Commercial	Commercial RE	Agricultural	Residential	Home Equity
Loan Grade	& Industrial	& Construction	& Farmland	Real Estate	& Consumer	Other	Total
($ in thousands)
1-2	$1,108	$101	$109	$-	$-	$-	$1,318
3	23,028	55,175	7,938	77,221	45,063	17	208,442
4	54,871	129,846	34,195	6,285	4,223	131	229,551
Total Pass	79,007	185,122	42,242	83,506	49,286	148	439,311

Special Mention	88	12,370	-	1,186	190	-	13,834
Substandard	1,429	3,024	34	699	144	-	5,330
Doubtful	1,243	876	-	2,468	603	-	5,190
Loss	-	-	-	-	-	-	-
Total Loans	$81,767	$201,392	$42,276	$87,859	$50,223	$148	$463,665

The Company evaluates the loan risk grading system definitions and allowance for loan loss methodology on an ongoing basis. The Company uses a three-year average of historical losses for the general component of the allowance for loan loss calculation. No significant changes were made to the loan risk grading system definitions and allowance for loan loss methodology during the periods presented.

The following tables present the Company’s loan portfolio aging analysis as of December 31, 2013 and 2012:

	30-59 Days	60-89 Days	Greater Than	Total Past		Total Loans
December 31, 2013	Past Due	Past Due	90 Days	Due	Current	Receivable
($ in thousands)

Commercial & Industrial	$-	$-	$1,890	$1,890	$83,752	$85,642
Commercial RE & Construction	424	364	168	956	204,345	205,301
Agricultural & Farmland	-	-	-	-	39,210	39,210
Residential Real Estate	-	14	453	467	99,153	99,620
Home Equity & Consumer	22	34	98	154	47,563	47,717
Other	-	-	-	-	87	87
Total Loans	$446	$412	$2,609	$3,467	$474,110	$477,577

	30-59 Days	60-89 Days	Greater Than	Total Past		Total Loans
December 31, 2012	Past Due	Past Due	90 Days	Due	Current	Receivable
($ in thousands)

Commercial & Industrial	$26	$2	$497	$525	$81,242	$81,767
Commercial RE & Construction	1,623	320	264	2,207	199,185	201,392
Agricultural & Farmland	-	-	-	-	42,276	42,276
Residential Real Estate	90	139	1,467	1,696	86,163	87,859
Home Equity & Consumer	319	76	280	675	49,548	50,223
Other	-	-	-	-	148	148
Total Loans	$2,058	$537	$2,508	$5,103	$458,562	$463,665

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

The following tables present impaired loan activity for the twelve months ended December 31, 2013 and 2012:

Twelve Months Ended
December 31, 2013
($'s in thousands)	Recorded	Unpaid Principal	Related	Average Recorded	Interest Income
	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Commercial & Industrial	$316	$316	$-	$335	$13
Commercial RE & Construction	389	442	-	579	16
Agricultural & Farmland	-	-	-	-	-
Residential Real Estate	1,131	1,131	-	1,315	65
Home Equity & Consumer	252	252	-	268	14
All Impaired Loans < $100,000	1,242	1,242	-	1,242	-
With a specific allowance recorded:
Commercial & Industrial	1,800	1,800	1,079	1,780	44
Commercial RE & Construction	260	260	56	318	14
Agricultural & Farmland	-	-	-	-	-
Residential Real Estate	854	854	192	921	41
Home Equity & Consumer	338	338	168	371	25
All Impaired Loans < $100,000	-	-	-	-	-
Totals:
Commercial & Industrial	$2,116	$2,116	$1,079	$2,115	$57
Commercial RE & Construction	$649	$702	$56	$897	$30
Agricultural & Farmland	$-	$-	$-	$-	$-
Residential Real Estate	$1,985	$1,985	$192	$2,236	$106
Home Equity & Consumer	$590	$590	$168	$639	$39
All Impaired Loans < $100,000	$1,242	$1,242	$-	$1,242	$-

Twelve Months Ended
December 31, 2012
($'s in thousands)	Recorded	Unpaid Principal	Related	Average Recorded	Interest Income
	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Commercial & Industrial	$394	$2,280	$-	$2,419	$-
Commercial RE & Construction	527	1,529	-	1,610	15
Agricultural & Farmland	-	-	-	-	-
Residential Real Estate	1,122	1,204	-	1,284	57
Home Equity & Consumer	228	260	-	272	10
All Impaired Loans < $100,000	1,336	1,336	-	1,336	-
With a specific allowance recorded:
Commercial & Industrial	838	944	485	949	6
Commercial RE & Construction	198	198	55	198	-
Agricultural & Farmland	-	-	-	-	-
Residential Real Estate	1,561	1,561	386	1,530	62
Home Equity & Consumer	454	454	195	471	20
All Impaired Loans < $100,000	-	-	-	-	-
Totals:
Commercial & Industrial	$1,232	$3,224	$485	$3,368	$6
Commercial RE & Construction	$725	$1,727	$55	$1,808	$15
Agricultural & Farmland	$-	$-	$-	$-	$-
Residential Real Estate	$2,683	$2,765	$386	$2,814	$119
Home Equity & Consumer	$682	$714	$195	$743	$30
All Impaired Loans < $100,000	$1,336	$1,336	$-	$1,336	$-

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

The tables below present the activity of TDRs during the years ended December 31, 2013 and 2012:

	December 31, 2013

($ in thousands)	Number of Loans	Pre-Modification Recorded Balance	Post Modification Recorded Balance

Residential Real Estate	1	$12	$12
Home Equity & Consumer	1	10	10

Total Modifications	2	$22	$22

($ in thousands)	Interest			Total
	Only	Term	Combination	Modification

Residential Real Estate	$-	$12	$-	$12
Home Equity & Consumer	-	10	-	10

Total Modifications	$-	$22	$-	$22

The loans described above increased the allowance for loan and lease losses ("ALLL") by $10.0 in the twelve month period ending December 31, 2013.

	December 31, 2012

($ in thousands)	Number of Loans	Pre-Modification Recorded Balance	Post Modification Recorded Balance

Residential Real Estate	14	$660	$660
Home Equity & Consumer	2	21	21
Commercial Real Estate	1	198	198

Total Modifications	17	$879	$879

	Interest			Total
($ in thousands)	Only	Term	Combination	Modification

Residential Real Estate	$-	$419	$241	$660
Home Equity & Consumer	-	21	-	21
Commercial Real Estate	-	198	-	198

Total Modifications	$-	$638	$241	$879

The loans described above increased the allowance for loan and lease losses ("ALLL") by $257.0 in the twelve month period ending December 31, 2012.

Troubled Debt Restructurings Modified in the Past 12 Months that have Subsequently Defaulted

	Number of	Recorded
($ in thousands)	Contracts	Balance

Residential Real Estate	4	$63
Home Equity & Consumer	-	-
	4	$63

Note 5:   Derivative Financial Instruments

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

Non-designated Hedges

The Company does not use derivatives for trading or speculative purposes.  Derivatives not designated as hedges are not speculative and result from a service the Company provides to certain customers.  The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies.  Those interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions.  As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings.  As of December 31, 2013, the notional amount of customer-facing swaps was approximately $13.5 million, as compared to $7.6 million at December 31, 2012.  This amount is offset with third party counterparties, as described above.

The Company has minimum collateral posting thresholds with its derivative counterparties.  As of December 31, 2013, the Company had posted cash as collateral in the amount of $0.2 million.

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of the Company’s derivative financial instruments, as well as their classification on the Balance Sheet, as of December 31, 2013 and 2012.

	Asset Derivatives		Liability Derivatives
($ in thousands)	December 31, 2013		December 31, 2013
	Balance Sheet	Fair	Balance Sheet	Fair
	Location	Value	Location	Value
Derivatives not designated as hedging instruments:
Interest rate contracts	Other Assets	$257	Other Liabilities	$257

	December 31, 2012		December 31, 2012
	Balance Sheet	Fair	Balance Sheet	Fair
	Location	Value	Location	Value
Derivatives not designated as hedging instruments:
Interest rate contracts	Other Assets	$254	Other Liabilities	$254

The Company’s derivative financial instruments had no net effect on the Income Statement for the year ended December 31, 2013 and 2012.

Note 6:   Premises and Equipment

Major classifications of premises and equipment stated at cost were as follows at December 31:

	2013	2012

Land	$1,938	$1,977
Buildings and improvements	15,544	15,384
Equipment	7,483	7,865
Construction in progress	63	166
	25,028	25,392

Less accumulated depreciation	(12,842)	(12,759)

Net premises and equipment	$12,186	$12,633

Note 7:   Goodwill

The changes in the carrying amount of goodwill for the years ended December 31, 2013 and 2012 were:

($ in thousands)	2013	2012
Balance as of January 1
Goodwill	$21,415	$21,415
Accumulated impairment losses - Data Processing	(5,062)	(5,062)

Balance as of December 31
Goodwill	21,415	21,415
Accumulated impairment losses - Data Processing	(5,062)	(5,062)
	$16,353	$16,353

Goodwill impairment is tested on the last day of the last quarter of each calendar year. The goodwill impairment test is performed in two steps. If the fair market value of the stock is greater than the calculated book value of the stock, the goodwill is deemed not to be impaired and no further testing is required. If the fair market value is less than the calculated book value, an additional step of determining fair value is taken to determine if there is any impairment.  Goodwill at State Bank was reviewed independently as of December 31, 2013 and 2012.  Step one indicated the fair value of State Bank was in excess of its book value at the end of both 2013 and 2012 and no further testing was required.

Note 8:   Other Intangible Assets

The carrying basis and accumulated amortization of recognized intangible assets at December 31, 2013 and 2012 were:

	2013		2012
($ in thousands)	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Core deposits intangible	$4,698	$(4,107)	$5,451	$(4,303)
Customer relationship intangible	200	(136)	200	(129)
Banking intangibles	4,898	(4,243)	5,651	(4,432)

Purchased software - Banking	1,160	(785)	978	(700)
Purchased software - Data Processing/other	243	(197)	164	(112)
Purchased software	1,403	(982)	1,142	(812)
Total	$6,301	$(5,225)	$6,793	$(5,244)

Amortization expense for Core Deposits and Other for the years ended December 31, 2013 and 2012 was $0.56 million and $0.63 million, respectively.  Amortization expense for purchased software for the years ended December 31, 2013 and 2012 was $0.17 million and $0.13 million, respectively.  Estimated amortization expense for each of the following five years is:

($ in thousands)	2014	2015	2016	2017	2018

Core deposit intangible	$366	$195	$8	$6	$6
Customer relationship intangible	6	6	5	5	4
Banking intangibles	372	201	13	11	10

Purchased software - Banking	140	121	101	12	2
Purchased software - Data Processing/other	19	6	3	3	3
Purchased Software	159	127	104	15	4
Total	$531	$328	$117	$26	$14

Note 9:   Mortgage Servicing Rights

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets.  The unpaid principal balance of mortgage loans serviced for others approximated $606.0 million and $528.1 million at December 31, 2013 and 2012, respectively.  Contractually specified servicing fees of approximately $1.4 million and $1.1 million were included in mortgage loan servicing fees in the income statement at December 31, 2013 and 2012, respectively.

The following table summarizes mortgage servicing rights capitalized and related amortization, along with activity in the related valuation allowance:

($ in thousands)	2013	2012

Carrying amount, beginning of year	$3,775	$2,820
Mortgage servicing rights capitalized during the year	1,603	1,981
Mortgage servicing rights amortization during the year	(827)	(1,335)
Net change in valuation allowance	629	309
Carrying amount, end of year	$5,180	$3,775

Valuation allowance:
Beginning of year	$810	$1,119
Reduction	(629)	(309)

End of year	$181	$810

Fair Value, beginning of period	$4,329	$2,820
Fair Value, end of period	$6,237	$4,329

During 2013 and 2012, recapture of the valuation allowance of $0.6 and $0.3 million was taken to adjust the carrying value of the impaired mortgage servicing rights to the fair value for indicated tranches.  The fair value is determined by an independent analysis conducted by a third party on a quarterly basis.

Note 10: Interest-Bearing Time Deposits

Interest-bearing time deposits in denominations of $100,000 or more were $76.8 million on December 31, 2013, and $85.3 million on December 31, 2012.  Certificates of Deposit obtained from brokers totaled approximately $10.1 million and $5.9 million at December 31, 2013 and 2012, respectively, and mature between 2014 and 2020.

At December 31, 2013, the scheduled maturities of time deposits were as follows:

($ in thousands)

2014	$95,152
2015	34,840
2016	24,678
2017	9,002
2018	10,665
Thereafter	1,222

$175,559

Included in time deposits at December 31, 2013 and 2012 were $25.4 million and $28.1 million, respectively, of deposits which were obtained through the Certificate of Deposit Account Registry Service (CDARS).  This service allows deposit customers to maintain fully insured balances in excess of the $250,000 FDIC limit without the inconvenience of having multi-banking relationships.  Under the reciprocal program that State Bank is currently participating in, customers agree to allow State Bank to place their deposits with other participating banks in the CDARS program in insurable amounts under $250,000.  In exchange, other banks in the program agree to place their deposits with State Bank also in insurable amounts under $250,000.

Note 11: Securities Sold Under Repurchase Agreements

($ in thousands)	2013	2012

Securities Sold Under Repurchase Agreements	$14,696	$10,333

State Bank has retail repurchase agreements to facilitate cash management transactions with commercial customers.  These obligations are secured by agency and mortgage-backed securities and such collateral is held by Wilmington Trust Company.  At December 31, 2013, retail repurchase agreements totaled $14.7 million.  The maximum amount of outstanding agreements at any month end during 2013 and 2012 totaled $15.0 million and $15.0 million, respectively, and the monthly average of such agreements totaled $12.0 million and $12.6 million, respectively.  The agreements at December 31, 2013 and 2012 mature within one month.

Note 12: Notes Payable

 Notes payable at December 31, included:

($ in thousands)	2013	2012

Note payable in the amount of $2.7 million, secured by all equipment and receivables of RDSI, monthly payments of $34 thousand together with interest at a fixed rate of 6.00%, maturing July 20, 2015.	$589	$952

Note payable with First Tennessee Bank, with an original amount of $1.5 million, secured by 300,000 shares of State Bank common stock, principal payments of $187 thousand quarterly together with interest at the greater of the 3 Month LIBOR rate plus 3.75%, or 6.0%. The Note was paid in full in September 2013.	-	750

	$589	$1,702

Aggregate annual maturities of notes payable at December 31, 2013 were:

($ in thousands)	Debt

2014	$353
2015	236

$589

At both December 31, 2013 and 2012, State Bank had $11.5 million in federal funds lines, of which $0 was drawn upon.

Note 13: Federal Home Loan Bank Advances

The Federal Home Loan Bank advances were secured by $68.5 million in mortgage loans at December 31, 2013.  Advances, at interest rates from 1.07 to 3.13 percent, are subject to restrictions or penalties in the event of prepayment.

Aggregate annual maturities of Federal Home Loan Bank advances at December 31, 2013, were:

($ in thousands)	Debt

2014	$8,500
2015	-
2016	2,500
2017	2,500
2018 and thereafter	2,500
Total	$16,000

Note 14: Trust Preferred Securities

On September 15, 2005, RST II, a wholly-owned subsidiary of the Company, closed a pooled private offering of 10,000 Capital Securities with a liquidation amount of $1,000 per security.  The proceeds of the offering were loaned to the Company in exchange for junior subordinated debentures with terms similar to the Capital Securities.  The sole assets of RST II are the junior subordinated debentures of the Company and payments thereunder.  The junior subordinated debentures and the back-up obligations, in the aggregate, constitute a full and unconditional guarantee by the Company of the obligations of RST II under the Capital Securities.  Distributions on the Capital Securities are payable quarterly at an interest rate that changes quarterly and is based on the 3-month LIBOR and are included in interest expense in the consolidated financial statements.  These securities are considered Tier 1 capital (with certain limitations applicable) under current regulatory guidelines.  As of December 31, 2013 and 2012, the outstanding principal balance of the Capital Securities was $10,000,000.

On September 7, 2000, RST I, a wholly-owned subsidiary of the Company, closed a pooled private offering of 10,000 Capital Securities with a liquidation amount of $1,000 per security.  The proceeds of the offering were loaned to the Company in exchange for junior subordinated debentures with terms similar to the Capital Securities.  The sole assets of RST I are the junior subordinated debentures of the Company and payments thereunder.  The junior subordinated debentures and the back-up obligations, in the aggregate, constitute a full and unconditional guarantee by the Company of the obligations of RST I under the Capital Securities.  Distributions on the Capital Securities are payable semi-annually at the annual rate of 10.6 percent and are included in interest expense in the consolidated financial statements.  These securities are considered Tier 1 capital (with certain limitations applicable) under current regulatory guidelines.  As of December 31, 2013 and 2012, the outstanding principal balance of the Capital Securities was $10,000,000.

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

Note 15: Income Taxes

The provision for income taxes includes these components:

($ in thousands)	For The Year Ended December
	2013	2012
Taxes currently payable	$512	$71
Deferred provision	1,731	1,858

Income tax expense	$2,243	$1,929

A reconciliation of income tax expense at the statutory rate to the Company's actual income tax expense is shown below:

	For The Year Ended December
($ in thousands)	2013	2012
Computed at the statutory rate (34%)	$2,532	$2,293
Increase (decrease) resulting from
Tax exempt interest	(247)	(233)
BOLI Income	(112)	(120)
Other	70	(11)

Actual tax expense	$2,243	$1,929

The tax effects of temporary differences related to deferred taxes shown on the balance sheets are:

	At December 31,
($ in thousands)	2013	2012
Deferred tax assets
Allowance for loan losses	$2,368	$2,316
OREO Writedowns/Expense	14	83
Accrued compensation and benefits	-	458
Net deferred loan fees	93	94
Mark to market adjustments	-	267
Purchase accounting adjustments	-	3
NOL carry over	535	2,107
AMT credit carry over	798	322
Other	236	261
	4,044	5,911
Deferred tax liabilities
Depreciation	(1,031)	(1,049)
Mortgage servicing rights	(1,761)	(1,284)
Unrealized gains on available-for-sale securities	(38)	(943)
Purchase accounting adjustments	(1,149)	(1,743)
Prepaids	(248)	(249)
FHLB stock dividends	(466)	(466)

	(4,693)	(5,734)

Net deferred tax asset/(liability)	$(649)	$177

The Net Operating Loss ("NOL") carry over of $1.6 million begins to expire in 2031.

Note 16: Regulatory Matters

The Company and State Bank are subject to various regulatory capital requirements administered by the federal and state banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and State Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices.  The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Furthermore, the Company’s and State Bank’s regulators could require adjustments to regulatory capital not reflected in these financial statements.

Quantitative measures established by regulation to ensure capital adequacy require the Company and State Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).  Management believes, as of December 31, 2013, that the Company and State Bank exceeded all capital adequacy requirements to which they were subject.

As of December 31, 2013, the most recent notification to the regulators categorized State Bank as well-capitalized under the regulatory framework for prompt corrective action.  To be categorized as well-capitalized, State Bank must maintain capital ratios as set forth in the table below.  There are no conditions or events since that notification that management believes have changed State Bank’s status as well-capitalized.

The Company and State Bank’s actual capital amounts and ratios are presented in the following table.

	Actual		For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
($ in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2013
Total Capital
(to Risk-Weighted Assets)
Consolidated	$64,872	13.4%	$38,763	8.0%	$-	N/A
State Bank	60,843	12.5%	38,930	8.0%	48,662	10.0%

Tier 1 Capital
(to Risk-Weighted Assets)
Consolidated	52,332	10.8%	19,382	4.0%	-	N/A
State Bank	54,749	11.3%	19,465	4.0%	29,197	6.0%

Tier 1 Capital
(to Average Assets)
Consolidated	52,332	8.3%	25,105	4.0%	-	N/A
State Bank	54,749	8.8%	24,899	4.0%	31,124	5.0%

As of December 31, 2012
Total Capital
(to Risk-Weighted Assets)
Consolidated	$59,448	12.6%	$37,799	8.0%	$-	N/A
State Bank	57,138	12.1%	37,647	8.0%	47,059	10.0%

Tier 1 Capital
(to Risk-Weighted Assets)
Consolidated	45,854	9.7%	18,935	4.0%	-	N/A
State Bank	51,244	10.9%	18,824	4.0%	28,235	6.0%

Tier 1 Capital
(to Average Assets)
Consolidated	45,854	7.4%	24,763	4.0%	-	N/A
State Bank	51,244	8.4%	24,531	4.0%	30,664	5.0%

Note 17: Related Party Transactions

Certain directors, executive officers and principal shareholders of the Company, including associates of such persons, are loan customers.  The Company did not have loans aggregating $60,000 or more to any one related party for the years ended December 31, 2013 and 2012.

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

Deposits from related parties held by the Bank at December 31, 2013 and 2012, totaled $0.39 million and $0.87 million, respectively.

Note 18: Employee Benefits

The Company has instituted a long-term incentive program (LTI), with the objective of rewarding senior management with restricted shares of the Company.

The Company has retirement savings 401(k) plans covering substantially all employees.  Employees contributing up to 4 percent of their compensation receive a Company match of 100 percent of the employee’s contribution.  Employee contributions are vested immediately and the Company’s matching contributions are fully vested after three years of employment.  Employer contributions charged to expense for 2013 and 2012 were $0.4 million and $0.4 million, respectively.

Also, the Company has Supplemental Executive Retirement Plan (“SERP”) Agreements with certain active and retired officers.  The agreements provide monthly payments for up to 15 years that equal 15 percent to 25 percent of average compensation prior to retirement or death.  The charges to expense for the current agreements were $0.1 million and $0.1 million for 2013 and 2012, respectively.

Additional life insurance is provided to certain officers through a bank-owned life insurance policy (“BOLI”).  By way of a separate split-dollar agreement, the policy interests are divided between State Bank and the insured’s beneficiary.  State Bank owns the policy cash value and a portion of the policy net death benefit, over and above the cash value assigned to the insured’s beneficiary. The cash surrender value of all life insurance policies totaled approximately $12.9 million at December 31, 2013, and $12.6 million at December 31, 2012.

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

Benefit expense for the value of the stock purchased is recorded equal to the fair market value of the stock when contributions, which are determined annually by the Board of Directors of the Company, are made to the ESOP.  Allocated shares in the ESOP at December 31, 2013 and 2012, were 447,322 and 442,861, respectively.

Dividends on allocated shares are recorded as dividends and charged to retained earnings.  Compensation expense is recorded equal to the fair market value of the stock when contributions, which are determined annually by the Board of Directors of the Company, are made to the ESOP.  ESOP expense for the years ended December 31, 2013 and 2012 was $0.3 million and $0.4 million, respectively.

Note 19: Share Based Compensation Plan

On March 12, 2007, the Company's share-based compensation plan, the 1997 Stock Option Plan (the "1997 Plan") expired in accordance with its terms.  In April 2008, the shareholders approved a new share-based incentive compensation plan, the SB Financial Group, Inc. 2008 Stock Incentive Plan (the "2008 Plan").

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

The compensation cost charged against income for both the 1997 and 2008 Plans was $0.1 million and $0.1 million for 2013 and 2012, respectively.  The total income tax benefit recognized in the income statement for share-based compensation arrangements was $0.02 million and $0.02 million for 2013 and 2012, respectively.

The fair value of each option award was estimated on the date of grant using the Black-Scholes valuation model.  No options were granted in either 2013 or 2012.

On February 5, 2013, the Company adopted a Long Term Incentive (LTI) Plan. The Plan awards restricted stock in the Company to certain key executives. These restricted stock awards vest over a four-year period and will assist the Company in retention of key executives. During 2013, the Company met certain performance targets and restricted stock awards were approved by the Board.

A summary of option activity under the Company’s plans as of December 31, 2013, and changes during the year then ended, is presented below:

	2013
	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding, beginning of year	299,349	$9.86
Granted	-	-
Exercised	7,850	6.98
Forfeited	64,779	12.46
Expired	-	-
Outstanding, end of year	226,720	9.24	2.63	$141,611

Exercisable, end of year	177,720	9.87	3.91	$88,712

As of December 31, 2013, there was $0.04 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2008 Plan.  That cost is expected to be recognized over a weighted-average period of 1.15 years.

A summary of restricted stock activity under the Company’s plan as of December 31, 2013 is presented below:

2013	Shares	Weighted-Average Grant-Date Fair Value

Nonvested, beginning of year	-	-
Granted	12,400	$93,000
Vested	-	-
Forfeited	-	-

Nonvested, end of year	12,400	$93,000

As of December 31, 2013 and 2012, there was $0.07 million and $0.0 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the restricted stock Long Term Incentive (LTI) plan.

Note 20: Earnings Per Share

Earnings per share (EPS) for the years ended December 31, 2013 and 2012 is computed as follows:

	2013
($ in thousands)	Income	Weighted-Average Shares (000's)	Per Share Amount
Basic earnings per share
Net income available to common shareholders	$5,205	4,870	$1.07
Effect of dilutive securities
Stock options	-	12
Diluted earnings per share
Net income available to common shareholders and assumed conversions	$5,205	4,882	$1.07

Options to purchase 95,070 common shares at $11.50 to $14.15 per share were outstanding at December 31, 2013, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares.

	2012
($ in thousands)	Income	Weighted-Average Shares (000's)	Per Share Amount
Basic earnings per share
Net income available to common shareholders	$4,814	4,862	$0.99
Effect of dilutive securities
Stock options	-	-
Diluted earnings per share
Net income available to common shareholders and assumed conversions	$4,814	4,862	$0.99

Options to purchase 299,349 common shares at $6.66 to $14.15 per share were outstanding at December 31, 2012, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares.

Note 21: Leases

The Company’s subsidiaries, The State Bank and Trust Company and RDSI Banking Systems, have several non-cancellable operating leases for business use that expire over the next ten years.  These leases generally contain renewal options for periods of five years and require the lessee to pay all executory costs such as taxes, maintenance and insurance.  Aggregate rental expense for these leases was $0.45 million, and $0.46 million for the years ended December 31, 2013, and 2012, respectively.

Future minimum lease payments under operating leases are:

($ in thousands)
2014	$310
2015	95
2016	100
2017	86
2018	77
Thereafter	77

Total minimum lease payments	$745

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

Following is a description of the valuation methodologies, inputs used for assets measured at fair value on a recurring basis, recognized in the accompanying balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy.

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

The following table presents the fair value measurements of securities measured at fair value on a recurring basis and the level within ASC 820 fair value hierarchy in which the fair value measurements fell at December 31, 2013 and 2012:

Fair Value Measurements Using:

($ in thousands)	Fair Values at
Available-for-Sale Securities:	12/31/2013	(Level 1)	(Level 2)	(Level 3)
U.S. Treasury and Government Agencies	$11,300	$-	$11,300	$-
Mortgage-backed securities	57,223	-	57,223	-
State and political subdivisions	18,155	-	18,155	-
Money Market Mutual Fund	3,092	3,092	-	-
Equity securities	23		23
Interest rate contracts - assets	257		257
Interest rate contracts - liabilities	(257)		(257)

Fair Value Measurements Using:

($ in thousands)	Fair Values at
Available-for-Sale Securities:	12/31/2012	(Level 1)	(Level 2)	(Level 3)
U.S. Treasury and Government Agencies	$14,511	$-	$14,511	$-
Mortgage-backed securities	63,764	-	63,764	-
State and political subdivisions	18,249	-	18,249	-
Money Market Mutual Fund	2,155	2,155	-	-
Equity securities	23	-	23	-
Interest rate contracts - assets	254		254
Interest rate contracts - liabilities	(254)		(254)

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

Collateral-dependent Impaired Loans, Net of ALLL

Loans for which it is probable the Company will not collect all principal and interest due according to contractual terms are measured for impairment.  The estimated fair value of collateral-dependent impaired loans is based on the appraised value of the collateral, less estimated cost to sell.  Collateral-dependent impaired loans are classified within Level 3 of the fair value hierarchy.  This method requires obtaining independent appraisals of the collateral, which are reviewed for accuracy and consistency by Credit Administration.   These appraisers are selected from the list of approved appraisers maintained by management.  The appraised values are reduced by applying a discount factor to the value based on the Company’s loan review policy.  All impaired loans held by the Company were collateral dependent at December 31, 2013 and 2012.

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

The following table presents the fair value measurements of assets measured at fair value on a non-recurring basis and the level within the fair value hierarchy in which the fair value measurements fell at December 31, 2013 and 2012:

Fair Value Measurements Using:

($ in thousands)	Fair Values at
Description	12/31/2013	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$3,540	$-	$-	$3,540
Mortgage Servicing Rights	2,029	-	-	2,029
Foreclosed Assets	45	-	-	45

Fair Value Measurements Using:

($ in thousands)	Fair Values at
Description	12/31/2012	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$2,227	$-	$-	$2,227
Mortgage Servicing Rights	3,775	-	-	3,775
Foreclosed Assets	950	-	-	950

Level 1 - Quoted Prices in Active Markets for Identical Assets
Level 2 - Significant Other Observable Inputs
Level 3 - Significant Unobservable Inputs

Unobservable (Level 3) Inputs

The following tables present quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements at December 31, 2013 and 2012:

($ in thousands)	Fair Value at 12/31/2013	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Collateral-dependent impaired loans	$3,540	Market comparable properties	Comparability adjustments (%)	Not available
Mortgage servicing rights	2,029	Discounted cash flow	Discount Rate	10.25%
			Constant prepayment rate	8.50%
			P&I earnings credit	0.17%
			T&I earnings credit	1.54%
			Inflation for cost of servicing	1.50%
Foreclosed asset	45	Market comparable properties	Marketability discount	10.0%

($ in thousands)	Fair Value at 12/31/2012	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Collateral-dependent impaired loans	$2,227	Market comparable properties	Comparability adjustments (%)	Not available
Foreclosed asset	950	Market comparable properties	Marketability discount	10.0%
Mortgage servicing rights	3,755	Discounted cash flow	Discount Rate	8.50%
			Constant prepayment rate	15.60%
			P&I earnings credit	0.21%
			T&I earnings credit	0.81%
			Inflation for cost of servicing	1.50%

The mortgage servicing rights portfolio is measured for fair value by an independent third party.  The valuation of the portfolio hinges on a number of quantitative factors.  These factors include, but are not limited to, a discount rate applied to the cash flows, and an assumption of future principle prepayments. The prepayment assumptions are based upon the historical performance of the Company’s portfolio as well as market metrics.  With the rise in interest rates during 2013, the mortgage servicing rights have increased in value.  The servicing rights have had a decline in prepayments and the 1.75% increase in the discount rate reflects the rise in market rates.  There were no changes in the inputs or methodologies used to determine fair value at December 31, 2013 as compared to December 31, 2012.

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

Loans Held for Sale

The fair value of loans held for sale is based upon quoted market prices, where available, or is determined by discounting estimated cash flows using interest rates approximating the Company’s current origination rates for similar loans and adjusted to reflect the inherent credit risk.

Loans

The estimated fair value for loans receivable, net, is based on estimates of the rate State Bank would charge for similar loans at December 31, 2013 and 2012, applied for the time period until the loans are assumed to re-price or be paid.

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

Deposits, Repurchase Agreements, Notes Payable & FHLB Advances

Deposits include demand deposits, savings accounts, NOW accounts and certain money market deposits. The carrying amount approximates the fair value. The estimated fair value for fixed-maturity time deposits, as well as borrowings, is based on estimates of the rate State Bank could pay on similar instruments with similar terms and maturities at December 31, 2013 and 2012.

Loan Commitments

The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties.  The estimated fair values for other financial instruments and off-balance-sheet loan commitments approximate cost at December 31, 2013 and 2012 and are not considered significant to this presentation.

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

December 31, 2013	Carrying	Fair Value Measurments Using
$'s in thousands	Amount	(Level 1)	(Level 2)	(Level 3)

Financial assets
Cash and cash equivalents	$13,137	$13,137	$-	$-
Loans held for sale	3,366	-	3,476	-
Loans, net of allowance for loan losses	470,339	-	-	469,505
Federal Reserve and FHLB Bank stock, at cost	3,748	-	3,748	-
Mortgage Servicing Rights	5,180	-	-	6,237
Accrued interest receivable	1,281	-	1,281	-

Financial liabilities
Deposits	$518,234	$81,570	$439,273	$-
Repurchase agreements	14,696	-	14,696	-
Notes payable	589	-	600	-
FHLB advances	16,000	-	15,955	-
Trust preferred securities	20,620	-	15,566	-
Accrued interest payable	639	-	639	-

December 31, 2012	Carrying	Fair Value Measurments Using
$'s in thousands	Amount	(Level 1)	(Level 2)	(Level 3)

Financial assets
Cash and cash equivalents	$19,144	$19,144	$-	$-
Loans held for sale	6,147	-	6,350	-
Loans, net of allowance for loan losses	456,578	-	-	462,773
Federal Reserve and FHLB Bank stock, at cost	3,748	-	3,748	-
Mortgage Servicing Rights	3,775	-	-	4,329
Accrued interest receivable	1,235	-	1,235	-

Financial liabilities
Deposits	$527,001	$77,799	$452,298	$-
Repurchase agreements	10,333	-	10,333	-
Notes payable	1,702	-	1,731	-
FHLB advances	21,000	-	21,274	-
Trust preferred securities	20,620	-	7,353	-
Accrued interest payable	138	-	138	-

Note 23: Commitments and Credit Risk

State Bank grants commercial, agri-business, consumer and residential loans to customers throughout the states of Ohio, Indiana, and Michigan.  Although State Bank has a diversified loan portfolio, agricultural loans comprised approximately 8% and 9% of the portfolio as of December 31, 2013 and 2012, respectively.

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

Standby letters of credit are conditional commitments issued by State Bank to guarantee the performance of a customer to a third party.  Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.

Forward sale commitments are commitments to sell groups of residential mortgage loans that the Company originates or purchases as part of its mortgage banking activities.  The Company commits to sell the loans at specified prices in a future period, typically within forty-five days.  These commitments are acquired to reduce market risk on mortgage loans in the process of origination and mortgage loans held for sales since the Company is exposed to interest rate risk during the period between issuing a loan commitment and the sales of the loan into the secondary market.  At December 31, 2013, the Company had approximately $6.8 million in forward rate commitments to sell residential mortgage loans.

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

($ in thousands)	2013	2012
Loan commitments and unused lines of credit	$93,286	$81,399
Standby letters of credit	1,021	5,698
Total	$94,307	$87,097

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

Note 24: Condensed Financial Information (Parent Company Only)

Presented below is condensed financial information as to financial position, results of operations and cash flows of the Company:

Condensed Balance Sheets

	2013	2012
($ in thousands)
Assets
Cash and cash equivalents	$6,353	$601
Investment in common stock of banking subsidiaries	72,391	71,136
Investment in nonbanking subsidiaries	1,237	1,427
Other assets	270	2,164

Total assets	$80,251	$75,328

Liabilities
Trust preferred securities	$20,000	$20,000
Borrowings from nonbanking subsidiaries	620	620
Notes Payable	-	750
Other liabilities & accrued interest payable	3,362	838

Total liabilities	23,982	22,208

Stockholders' Equity	56,269	53,120

Total liabilities and stockholders' equity	$80,251	$75,328

Condensed Statements of Income and Comprehensive Income

	2013	2012
($ in thousands)
Income
Dividends from subsidiaries:
Banking subsidiaries	$4,000	$4,600
Nonbanking subsidiaries	186	119
Total	4,186	4,719
Other income	21	264

Total income	4,207	4,983

Expenses
Interest expense	1,407	1,881
Other expense	938	1,269

Total expenses	2,345	3,150

Income before income tax and equity in undistributed income of subsidiaries	1,862	1,833

Income tax benefit	(790)	(987)

Income before equity in undistributed income of subsidiaries	2,652	2,820

Equity in undistributed income of subsidiaries
Banking subsidiaries	3,081	1,832
Nonbanking subsidiaries	(364)	304

Total	2,717	2,136

Net income	$5,369	$4,956

Comprehensive income	$3,449	$5,301

In December of 2011, the Company executed a transaction between two of its affiliates that was offset in the Parent Company financial statements.  The transaction in the amount of $0.31 million involved the transfer of assets that were valued at less than the affiliate’s carrying value of the assets.  Due to the assets remaining in the Company and for the purposes initially intended the loss was offset at the parent level.  In 2013, the net effect of this transaction was a reduction in income of $0.14 million.

Condensed Statements of Cash Flows

($ in thousands)	2013	2012
Operating Activities
Net income	$5,369	$4,956
Items not requiring (providing) cash
Equity in undistributed net income of subsidiaries	(2,717)	(2,136)
Expense of stock option plan	64	51
Other assets	1,894	560
Other liabilities	2,523	(2,625)

Net cash provided by operating activities	7,133	806

Investing Activities
Increase in Notes Receivable	-	2,000
Investment in Subsidiary	(103)	(2,613)
Net cash used in investing activities	(103)	(613)

Financing Activities
Dividends on Common Stock	(586)	-
Proceeds from stock options	58	-
Repayment of Notes Payable	(750)	(750)

Net cash used in financing activities	(1,278)	(750)

Net Change in Cash and Cash Equivalents	5,752	(557)

Cash and Cash Equivalents at Beginning of Year	601	1,158

Cash and Cash Equivalents at End of Year	$6,353	$601

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

		Data		Total	Intersegment	Consolidated
2013	Banking	Processing	Other	Segments	Elimination	Totals
($ in 000's)
Income Statement information:

Net interest income (expense)	$22,266	$(47)	$(1,406)	$20,813	$-	$20,813

Other revenue - external customers	12,662	1,501	-	14,163	-	14,163

Other revenue - other segments	295	836	21	1,152	(1,269)	(117)

Net interest income and other revenue	35,223	2,290	(1,385)	36,128	(1,269)	34,859

Non-interest expense	24,135	2,570	938	27,643	(1,132)	26,511

Significant noncash items:
Depreciation and amortization	970	114	5	1,089	-	1,089
Provision for loan losses	900	-	-	900	-	900

Income tax expense (benefit)	3,128	(95)	(790)	2,243	-	2,243

Segment profit (loss)	$7,060	$(185)	$(1,533)	$5,342	$(137)	$5,205

Balance sheet information:

Total assets	$631,708	$1,658	$78,293	$711,659	$(79,905)	$631,754
Goodwill and intangibles	17,008	-	-	17,008	-	17,008
Premises and equipment expenditures	1,144	8	-	1,152	-	1,152

		Data		Total	Intersegment	Consolidated
2012	Banking	Processing	Other	Segments	Elimination	Totals
($ in 000's)
Income Statement information:

Net interest income (expense)	$22,760	$(114)	$(1,881)	$20,765	$(33)	$20,732

Other revenue - external customers	12,427	2,294	19	14,740	-	14,740

Other revenue - other segments	289	1,537	245	2,071	(1,966)	105

Net interest income and other revenue	35,476	3,717	(1,617)	37,576	(1,999)	35,577

Non-interest expense	24,974	3,345	1,270	29,589	(2,104)	27,484
Significant noncash items:
Depreciation and amortization	942	280	10	1,232	-	1,232

Fixed asset and software impairment	65	-	-	65	-	65

Provision for loan losses	1,350	-	-	1,350	-	1,350

Income tax expense (benefit)	2,719	198	(988)	1,929	-	1,929

Segment profit (loss)	$6,434	$384	$(1,899)	$4,709	$105	$4,814

Balance sheet information:

Total assets	$633,353	$2,250	$75,328	$710,931	$(72,697)	$638,234
Goodwill and intangibles	17,572	-	-	17,572	-	17,572
Premises and equipment expenditures	831	2	-	833	-	833

Note 26: Quarterly Financial Information (Unaudited)

The following tables summarize selected quarterly results of operations for 2013 and 2012.

December 31, 2013	March	June	September	December
($ in thousands)

Interest income	$6,407	$6,360	$6,146	$5,935
Interest expense	1,115	1,010	971	939
Net interest income	5,292	5,350	5,175	4,996
Provision for loan losses	299	200	401	-
Non-interest income	3,567	3,820	3,710	2,949
Non-interest expense	6,670	7,080	6,562	6,199
Income tax expense	572	571	578	522
Net income	$1,318	$1,319	$1,344	$1,224

Earnings per share
Basic	$0.27	$0.27	$0.28	$0.25
Diluted	0.27	0.27	0.28	0.25

Dividends per share	-	0.055	0.030	0.035

December 31, 2012	March	June	September	December
($ in thousands)

Interest income	$6,497	$6,610	$6,666	$6,349
Interest expense	1,672	1,342	1,232	1,194
Net interest income	4,875	5,268	5,434	5,155
Provision for loan losses	450	200	300	400
Non-interest income	3,581	3,208	3,408	4,648
Non-interest expense	6,676	6,871	6,725	7,212
Income tax expense	358	391	513	667
Net income	$972	$1,014	$1,304	$1,524

Earnings per share
Basic	$0.20	$0.21	$0.27	$0.31
Diluted	0.20	0.21	0.27	0.31

Dividends per share	-	-	-	-

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders
SB Financial Group, Inc.
Defiance, Ohio

We have audited the accompanying consolidated balance sheets of SB Financial Group, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2013.  The Company's management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SB Financial Group, Inc. as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

Cincinnati, Ohio
March 3, 2014

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not Applicable.

Item 9A. Controls and Procedures

a)	Evaluation of Disclosure Controls and Procedures

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

b)	Management’s Report on Internal Control Over Financial Reporting

The management of SB Financial Group, Inc. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934.  The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in conformity with U.S. generally accepted accounting principles.  The Company’s internal control over financial reporting includes those policies and procedures that:

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

With the supervision and participation of our President and Chief Executive Officer, and our Chief Financial Officer, management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013, based on the criteria set forth for effective internal control over financial reporting by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control Integrated Framework” (1992 version).  Based on our assessment and those criteria, management concluded that, as of December 31, 2013, the Company’s internal control over financial reporting is effective.

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

c)	Changes in Internal Controls Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended December 31, 2013, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  Other Information

Not Applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The information required by Item 401 of SEC Regulation S-K concerning the directors of the Company and the nominees for re-election as directors of the Company at the Annual Meeting of Shareholders to be held on April 23, 2013 (the “2014 Annual Meeting”), is incorporated herein by reference from the disclosure included in the Company’s definitive Proxy Statement relating to the 2014 Annual Meeting (the “2014 Proxy Statement”), under the caption “PROPOSAL NO. 1 – ELECTION OF DIRECTORS”.  The information concerning the executive officers of the Company required by Item 401 of SEC Regulation S-K is set forth in the portion of Part I of this Annual Report on Form 10-K entitled “Supplemental Item: Executive Officers of the Registrant.”

Compliance with Section 16(a) of the Exchange Act

The information required by Item 405 of SEC Regulation S-K is incorporated herein by reference from the disclosure included in the Company’s 2014 Proxy Statement under the caption “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE.”

Committee Charters and Code of Conduct and Ethics

The Company’s Board of Directors has adopted charters for each of the Audit Committee, the Compensation Committee and the Governance and Nominating Committee.  Copies of these charters are available on the Company’s Internet website at www.yourSBFinancial.com by first clicking “Corporate Governance” and then “Supplementary Info”.  The Company has adopted a Code of Conduct and Ethics that applies to the Company’s directors, officers and employees.  A copy of the Code of Conduct and Ethics is available on the Company’s Internet website at www.yourSBFinancial.com under the “Corporate Governance” tab.  Interested persons may also obtain copies of the Code of Conduct and Ethics, the Audit Committee charter, the Compensation Committee charter and the Executive Governance and Nominating Committee charter, without charge, by writing to SB Financial Group, Inc., Attn: Linda Sickmiller, Investor Relations, 401 Clinton Street, Defiance, OH 43512.

Audit Committee

The information required by Items 407(d)(4) and 407(d)(5) of SEC Regulation S-K is incorporated herein by reference from the disclosure included under the caption “MEETINGS AND COMMITTEES OF THE BOARD – Committees of the Board – Audit Committee” in the Company’s 2014 Proxy Statement.

Item 11.  Executive Compensation.

The executive compensation information required by this item is incorporated herein by reference to the information contained in the Company’s 2014 Proxy Statement under the captions “COMPENSATION OF EXECUTIVE OFFICERS” and “DIRECTOR COMPENSATION”.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 403 of SEC Regulation S-K is incorporated herein by reference from the disclosure included in the Company’s 2014 Proxy Statement under the caption “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT”.

Equity Compensation Plan Information

The SB Financial Group, Inc. Stock Option Plan (the “1997 Plan”) was approved by the shareholders of the Company at the 1997 Annual Meeting of Shareholders.  The 1997 Plan expired in accordance with its terms on March 12, 2007, and no additional stock options, stock appreciation rights (“SARS”) or other awards may be granted under the 1997 Plan.  At the 2008 Annual Meeting of Shareholders, the shareholders of the Company approved the SB Financial Group, Inc. 2008 Stock Incentive Plan (the “2008 Plan”).

The following table shows, as of December 31, 2013, the number of common shares issuable upon exercise of outstanding stock options, the weighted-average exercise price of those stock options, and the number of common shares remaining for future issuance under the Company’s equity compensation plans (excluding common shares issuable upon exercise of outstanding stock options):

Number of securities
remaining available
	Number of		for future issuance
	securities	Weighted-	under equity
	to be issued	average	compensation
	upon exercise of	exercise price of	plans (excluding
	outstanding options,	outstanding options,	securities reflected
Plan category	warrants and rights	warrants and rights	in column (a)

Equity compensation plans approved by security holders	226,720	$9.24	123,000	(1)

Equity compensation plans not approved by security holders	N/A	N/A	N/A

(1)	Represents common shares of the Company remaining available for future issuance under the 2008 Plan (subject to certain adjustments).

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 404 of SEC Regulation S-K is incorporated herein by reference from the disclosure contained in the Company’s 2014 Proxy Statement under the caption “TRANSACTIONS WITH RELATED PERSONS”.

The information required by Item 407(a) of SEC Regulation S-K is incorporated herein by reference from the disclosure contained in the Company’s 2014 Proxy Statement under the caption “CORPORATE GOVERNANCE – Director Independence”.
Item 14.   Principal Accountant Fees and Services

The information required to be disclosed in this Item 14 is incorporated herein by reference from the disclosure contained in the Company’s 2014 Proxy Statement under the caption “AUDIT COMMITTEE DISCLOSURE” – Pre-Approval of Services Performed by Independent Registered Public Accounting Firm” and “AUDIT COMMITTEE DISCLOSURE” – Services of Independent Registered Public Accounting Firm”.

PART IV

Item 15.   Exhibits and Financial Statement Schedules

(a) (1)      Financial Statements.

The following consolidated financial statements are incorporated by reference from Item 8 hereof:

•	Report of Independent Registered Public Accounting Firm (BKD, LLP)

•	Consolidated Balance Sheets as of December 31, 2013 and 2012

•	Consolidated Statements of Income for the Years ended December 31, 2013 and 2012

•	Consolidated Statements of Comprehensive Income for the Years ended December 31, 2013 and 2012

•	Consolidated Statements of Stockholders' Equity for the Years ended December 31, 2013 and 2012

•	Consolidated Statements of Cash Flows for Years ended December 31, 2013 and 2012

•	Notes to Consolidated Financial Statements

(a) (2)      Financial Statement Schedules.

All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(a) (3)     Exhibits.

Exhibit No.	Description	Location

3.1	Amended Articles of the Company, as amended	Incorporated herein by reference to Exhibit 3(a)(i) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1989 (File No. 0-13507).

3.2	Certificate of Amendment to the Amended Articles of the Company	Incorporated herein by reference to Exhibit 3(b) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993 (File No. 0-13507).

3.3	Certificate of Amendment to the Amended Articles of the Company	Incorporated herein by reference to Exhibit 3(c) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 0-13507).

3.4	Certificate of Amendment to the Amended Articles of the Company	Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed June 1, 2011.

3.5	Amended and Restated Regulations of the Company	Incorporated herein by reference to Exhibit 3.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (File No. 0-13507).

3.6	Certificate Regarding Adoption of Amendment to Section 2.01 of the Amended and Restated Regulations of the Company by the Shareholders on April 16, 2009	Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed April 22, 2009 (File No. 0-13507).

4.1	Indenture, dated as of September 15, 2005, by and between the Company and Wilmington Trust Company, as Debenture Trustee, relating to Floating Rate Junior Subordinated Deferrable Interest Debentures	Incorporated herein by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 (File No. 0-13507).

4.2	Amended and Restated Declaration of Trust of Rurban Statutory Trust II, dated as of September 15, 2005	Incorporated herein by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 (File No. 0-13507).

4.3	Guarantee Agreement, dated as of September 15, 2005, by and between the Company and Wilmington Trust Company, as Guarantee Trustee	Incorporated herein by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 (File No. 0-13507).

4.4	Agreement to furnish instruments and agreements defining rights of holders of long-term debt	Filed herewith.

Exhibit No.	Description	Location

10.1*	The Company's Plan to Allow Directors to Elect to Defer Compensation	Incorporated herein by reference to Exhibit 10(v) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (File No. 0-13507).

10.2*	1997 Stock Option Plan of the Company	Incorporated herein by reference to Exhibit 10(v) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (File No. 0-13507).

10.3*	Form of Non-Qualified Stock Option Agreement with Vesting After One Year of Employment under the Company's 1997 Stock Option Plan	Incorporated herein by reference to Exhibit 10(a) to the Company’s Current Report on Form 8-K filed March 21, 2005 (File No. 0-13507).

10.4*	Form of Incentive Stock Option Agreement with Vesting After One Year of Employment under the Company's 1997 Stock Option Plan	Incorporated herein by reference to Exhibit 10(c) to the Company’s Current Report on Form 8-K filed March 21, 2005 (File No. 0-13507).

10.5*	Form of Stock Appreciation Rights under the Company's 1997 Stock Option Plan	Incorporated herein by reference to Exhibit 10(b) to the Company’s Current Report on Form 8-K filed March 21, 2005 (File No. 0-13507).

10.6*	2008 Stock Incentive Plan of the Company	Incorporated herein by reference to Exhibit 10 to the Company’s Current Report on Form 8-K filed April 22, 2008 (File No. 0-13507).

10.7*	Form of Restricted Stock Award Agreement (For Employees) under the Company's 2008 Stock Option Plan	Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed April 22, 2008 (File No. 0-13507).

10.8*	Form of Incentive Stock Option Agreement with Five-Year Vesting under the Company's 2008 Stock Incentive Plan	Incorporated herein by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (File No. 0-13507).

10.9*	Form of Non-Qualified Stock Option Award Agreement with Five-Year Vesting under the Company's 2008 Stock Incentive Plan	Incorporated herein by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (File No. 0-13507).

Exhibit No.	Description	Location

10.10*	Employees’ Stock Ownership and Savings Plan of the Company	Incorporated herein by reference to Exhibit 10(y) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (File No. 0-13507).

10.11*	Employee Stock Purchase Plan of the Company	Incorporated herein by reference to Exhibit 10(z) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (File No. 0-13507).

10.12*	Employment Agreement, dated July 30, 2010, between the Company and Mark A. Klein	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 5, 2010 (File No. 0-13507).

10.13*	Second Amended and Restated Change of Control Agreement, dated July 30, 2010, between the Company and Mark A. Klein	Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed August 5, 2010 (File No. 0-13507).

10.14*	Change of Control Agreement, dated April 21, 2010, between the Company and Anthony V. Cosentino	Incorporated herein by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (File No. 0-13507).

10.15*	Amended and Restated Supplemental Executive Retirement Plan Agreement, effective as of December 31, 2008, by and between the Company and Mark A. Klein	Incorporated herein by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (File No. 0-13507).

10.16*	First Amendment to Amended and Restated Supplemental Executive Retirement Plan Agreement, dated as April 20, 2009, by and between the Company and Mark A. Klein	Incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed April 22, 2009 (File No. 0-13507).

10.17*	Non-Qualified Deferred Compensation Plan of the Company effective as of January 1, 2007	Incorporated herein by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (File No. 0-13507)

10.18*	Long-Term Incentive Compensation Plan for the Company and Affiliates	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 20, 2012 (File No. 0-13507)

Exhibit No.	Description	Location

11	Statement re: Computation of Per Share Earnings	Included in Note 1 of the Notes to Consolidated Financial Statements of Registrant filed herewith as Exhibit 13.

13	2013 Annual Report of Registrant (not deemed filed except for portions thereof which are specifically incorporated by reference in this Annual Report on Form 10-K)	Specified portions filed herewith.

21	Subsidiaries of Registrant	Filed herewith.

23	Consent of BKD, LLP	Filed herewith.

24	Power of Attorney of Directors and Executive Officers	Included on signature page of this Annual Report on Form 10-K

31.1	Rule 13a-14(a)/15d-14(a) Certification – Principal Executive Officer	Filed herewith.

31.2	Rule 13a-14(a)/15d-14(a) Certification – Principal Financial Officer	Filed herewith.

32.1	Section 1350 Certification – Principal Executive Officer and Principal Financial Officer	Filed herewith.

101
The following materials from SB Financial Group Inc.’s 2013 Annual Report and incorporated therefrom in SB Financial Group, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, formatted in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T:  (i) the Consolidated Balance Sheets as of December 31, 2013 and 2012; (ii) the Consolidated Statements of Income for the years ended December 31, 2013 and 2012; (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2013 and 2012; (iv) the Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2013 and 2012; (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2013 and 2012; and (vi) the Notes to Consolidated Financial Statements (electronically submitted herewith).

*Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SB FINANCIAL GROUP, INC.

	By:	/s/ Anthony V. Cosentino
Date: March 3, 2014		Anthony V. Cosentino,
Executive Vice President and Chief Financial Officer

Power of Attorney

KNOW ALL MEN BY THESE PRESENTS, that each undersigned officer and/or director of SB Financial Group, Inc., an Ohio corporation (the “Corporation”), which is about to file with the Securities and Exchange Commission, Washington, D.C., under the provisions of the Securities Exchange Act of 1934, as amended, the Annual Report of the Corporation on Form 10-K for the fiscal year ended December 31, 2013, hereby constitutes and appoints Mark A. Klein and Anthony V. Cosentino, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign both the Annual Report on Form 10-K and any and all amendments and documents related thereto, and to file the same, and any and all exhibits, financial statements and schedules related thereto, and other documents in connection therewith, with the Securities and Exchange Commission and the NASDAQ Stock Market, granting unto said attorneys-in-fact and agents, and substitute or substitutes, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all things that each of said attorneys-in-fact and agents, or either of them or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Date	Capacity

/s/ Mark A. Klein	March 3, 2014	President and Chief Executive Officer
Mark A. Klein

/s/ Anthony V. Cosentino	March 3, 2014	Executive Vice President and Chief Financial Officer
Anthony V. Cosentino

/s/ George W. Carter	March 3, 2014	Director
George W. Carter

/s/ Gary M. Cates	March 3, 2014	Director
Gary M. Cates

/s/ Robert A. Fawcett, Jr.	March 3, 2014	Director
Robert A. Fawcett, Jr.

/s/ Gaylyn J. Finn	March 3, 2014	Director
Gaylyn J. Finn

/s/ Richard L. Hardgrove	March 3, 2014	Director
Richard L. Hardgrove

/s/ Rita A. Kissner	March 3, 2014	Director
Rita A. Kissner

/s/ Mark A. Klein	March 3, 2014	Director
Mark A. Klein

/s/ William G. Martin	March 3, 2014	Director
William G. Martin

/s/ Timothy J. Stolly	March 3, 2014	Director
Timothy J. Stolly
Date: March 3, 2014

Board of Directors

Richard L. Hardgrove, Chairman
Retired Chairman and CEO
Sky Bank, Salinesville, OH
Retired CEO, FirstMerit Bank
Former Deputy Superintendent of Banks, Ohio

Gary M. Cates
President
ProMedica Defiance Regional Hospital
and ProMedica Transportation Network

George W. Carter
CEO
Paulding Putnam Electric Cooperative

Robert A. Fawcett, Jr.
Insurance Consultant
FLR/United Insurance Agency

Gaylyn J. Finn
Retired Treasurer and Associate Vice President of Finance
Bowling Green State University

Rita A. Kissner
Retired Mayor
City of Defiance

Mark A. Klein
President and CEO
SB Financial Group, Inc. and
The State Bank and Trust Company

William G. Martin
EVP and CFO
Spangler Candy Company

Timothy J. Stolly
CPCU, CIC, LUTCF
Co-owner/Insurance Agent
Stolly Insurance Company

Officers List

SB Financial Group, Inc.

Mark A. Klein
President and
Chief Executive Officer

Anthony V. Cosentino
Executive Vice President and
Chief Financial Officer

Keeta J. Diller
Senior Vice President
Audit Coordinator / Director of Operations
Corporate Secretary

The State Bank and Trust Company

Administration

Mark A. Klein
President and
Chief Executive Officer

Anthony V. Cosentino
Executive Vice President and
Chief Financial Officer

Jonathan R. Gathman
Executive Vice President
Senior Lender

Cynthia E. Batt
Senior Vice President
Compliance / Risk Manager

Keeta J. Diller
Senior Vice President
Audit Coordinator / Director of Operations

Linda J. Hogrefe
Senior Vice President
Human Resources Manager

Kristen K. Nusbaum
Senior Vice President
Chief Retail/Deposit Officer

Carol M. Robbins
Senior Vice President
Asset Liability Manager

Nichole T. Wichman
Senior Vice President
Market and Sales Strategist

Steven A. Giesige
Vice President
Controller

Laura W. Kline
Vice President
Client Experience Officer

Marc H. Beach
Assistant Vice President
Facilities Manager

Erin Strausbaugh Derrow
Assistant Vice President
Staff Attorney

Meredith J. Mickey
Assistant Vice President
Market and Sales Specialist

Sarah S. Mekus
Officer, Executive Assistant
Corporate Secretary

Linda L. Sickmiller
Officer, Executive Assistant
Investor Relations

Regional Executives

David A. Anderson
Lima/Fort Wayne Regional President

David A. Homoelle
Columbus Regional President

John A. Kendzel
Toledo Regional President

Ryan D. Miller
Fulton/Williams County Regional President

Commercial Banking

Lynn A. Isaac
Senior Vice President
Commercial Services Officer II

Timothy P. Moser
Senior Vice President
Agri-Services Manager

Jeffrey R. Starner
Senior Vice President
Market Executive

Brandon S. Gerken
Vice President
Commercial Services Officer II

Matthew A. Brinkman
Assistant Vice President
Commercial Services Officer I

Humair A. Chowdhry
Assistant Vice President
Sales Manager

Michael D. Evans
Assistant Vice President
Agri-Services Officer

Credit Administration

Michael D. Ebbeskotte
Senior Vice President
Retail Credit Manager

Melinda L. Cline
Vice President
Loan Servicing Manager

Beth E. Harrold
Vice President
Credit Administration Manager

Amy M. Hoffman
Vice President
Loan Review Officer

Gregory A. Ritchey
Vice President
Collection and Resource Recovery Manager

Steven A. Walz
Vice President
Senior Credit Analyst

Pamela A. Hurst
Assistant Vice President
Collections and Resource Recovery Officer

Andrew M. Rickenberg
Assistant Vice President
Credit Analyst

Deposit Services

Lesley L. Parrett
Vice President
Deposit Services Officer

Kristine K. Kegerreis
Vice President
Deposit Services Officer

Jean M. Nienberg
Assistant Vice President
Sales Support Manager

Information Technology

Gary A. Saxman
Senior Vice President
Information Technology Manager

James M. Bremer
Senior Vice President
Data Processing Operations Manager

Joseph A. Buerkle
Vice President
Senior Network Administrator

Steven E. Struble
Vice President
IT Support Specialist

Nicholas V. George
Assistant Vice President
IT Support Specialist

R. Scott Lerch
Assistant Vice President
IT Support Specialist

Mortgage Lending

Pamela K. Benedict
Senior Vice President
Residential Real Estate Sales Manager – Defiance Region

Steven J. Watson
Senior Vice President
Residential Real Estate Sales Manager – Columbus Region

Matthew H. Booms
Vice President
Secondary Market Manager

Susan A. Erhart
Vice President
Mortgage Process Underwriter I

Brian E. Smith
Vice President
Mortgage Underwriting Manager - Columbus

Denise S. Davenport
Assistant Vice President
Residential Mortgage Loan Originator

Gregory A. Patton
Assistant Vice President
Residential Mortgage Loan Originator

Suzanne M. Reichard
Assistant Vice President
Residential Mortgage Loan Originator

Karen A. Varner
Assistant Vice President
Residential Mortgage Loan Originator

Robert W. Warner
Assistant Vice President
Residential Mortgage Loan Originator

Retail Banking

Michele G. Cooper
Senior Vice President
Private Banker, PCG

Cynthia L. Ensign
Vice President
Consumer Lending / District Sales Manager

Dianne T. Jones
Vice President
District Sales Manager – Paulding County

Tyson R. Moss
Vice President
Commercial Services Officer I

Christina L. Stellhorn
Vice President
Retail Administration Officer/ Security Officer

Stephen E. Jackson
Assistant Vice President
District Sales Manager – Fulton County

Tamara D. Trenkamp
Assistant Vice President
Customer Service Specialist III

Pamela A. Maslak
Assistant Vice President
Customer Service Specialist III

Michelle L. Zeedyk
Assistant Vice President
District Sales Manager – Williams County

Wealth Management

Craig A. Kuhlman, crsp, ctfa
Executive Vice President
Chief Trust Officer

David A. Bell, crsp
Executive Vice President
Retirement & Investment Services Manager

Kelly W. Cleveland
Senior Vice President
Senior Investment Officer

Dale M. Grocki
Vice President
Senior Trust Administrator II

Elizabeth D. Zartman
Vice President
Trust Operations Services Manager

Jessica L. Armbruster
Assistant Vice President
Investment Executive

Marcia J. VanSlyke
Assistant Vice President
Wealth Management Advisor

Rurbanc Data Services Inc
(RDSI)

Mark A. Klein
President and
Chief Executive Officer

Anthony V. Cosentino
Executive Vice President
Chief Financial Officer
Yvonne M. Swayze Vice President Item Processing Manager Julie D. White Assistant Vice President Item Processing Operations Manager Linda L. Sickmiller Corporate Secretary