Form 10-Q
period 2014-03-31
SB FINANCIAL GROUP, INC.
filed 2014-05-08
CIK 767405

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

N/A
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

Large Accelerate Filer ☐   Accelerated Filer ☐   Non-Accelerated Filer ☐   Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Shares, without par value	4,873,931 shares
(class)	(Outstanding at May 8, 2014)

SB FINANCIAL GROUP, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SB Financial Group, Inc.
Condensed Consolidated Balance Sheets
March 31, 2014 and December 31, 2013

	March	December
($ in Thousands)	2014	2013
	(unaudited)
ASSETS
Cash and due from banks	$14,860	$13,137

Securities available for sale, at fair value	93,305	89,793

Loans held for sale	7,165	3,366

Loans, net of unearned income	481,924	477,303
Allowance for loan losses	(6,726)	(6,964)

Net loans	475,198	470,339

Premises and equipment, net	13,027	12,186
Other securities - FRB and FHLB Stock	3,748	3,748
Purchased software	387	421
Cash surrender value of life insurance	12,982	12,906
Goodwill	16,353	16,353
Core deposits and other intangibles	524	655
Foreclosed assets held for sale, net	615	651
Mortgage servicing rights	5,228	5,180
Accrued interest receivable	1,423	1,281
Other assets	1,487	1,738

Total assets	$646,302	$631,754

LIABILITIES AND EQUITY
Deposits
Non interest bearing demand	$84,265	$81,570
Interest bearing demand	126,520	119,551
Savings	64,306	61,652
Money market	85,731	79,902
Time deposits	171,897	175,559

Total deposits	532,719	518,234

Notes payable	-	589
Advances from Federal Home Loan Bank	14,000	16,000
Repurchase agreements	16,905	14,696
Trust preferred securities	20,620	20,620
Accrued interest payable	425	639
Other liabilities	4,198	4,707

Total liabilities	588,867	575,485

Equity
Preferred stock	-	-
Common stock	12,569	12,569
Additional paid-in capital	15,391	15,412
Retained earnings	30,708	29,899
Accumulated other comprehensive income	407	74
Treasury stock	(1,640)	(1,685)

Total equity	57,435	56,269

Total liabilities and equity	$646,302	$631,754

See notes to condensed consolidated financial statements (unaudited)

Note: The balance sheet at December 31, 2013 has been derived from the audited consolidated financial statements at that date

SB Financial Group, Inc.
Condensed Consolidated Statements of Income (Unaudited)

($ in thousands, except share data)	Three Months Ended
	March	March
Interest income	2014	2013
Loans
Taxable	$5,241	$5,883
Nontaxable	16	24
Securities
Taxable	309	330
Nontaxable	175	170

Total interest income	5,741	6,407

Interest expense
Deposits	498	606
Repurchase Agreements & Other	11	16
Federal Home Loan Bank advances	74	90
Trust preferred securities	333	403

Total interest expense	916	1,115

Net interest income	4,825	5,292

Provision for loan losses	-	299

Net interest income after provision for loan losses	4,825	4,993

Noninterest income
Wealth Management Fees	632	643
Customer service fees	610	616
Gain on sale of mtg. loans & OMSR's	572	1,484
Mortgage loan servicing fees, net	245	179
Gain on sale of non-mortgage loans	23	156
Data service fees	306	414
Net gain on sales of securities	-	20
Gain/(loss) on sale/disposal of assets	(34)	(105)
Other income	206	160

Total non-interest income	2,560	3,567

Noninterest expense
Salaries and employee benefits	3,120	3,439
Net occupancy expense	664	650
Equipment expense	639	755
Data processing fees	211	77
Professional fees	338	429
Marketing expense	123	108
Telephone and communication	112	158
Postage and delivery expense	204	215
State, local and other taxes	92	134
Employee expense	115	152
Intangible amortization expense	131	153
OREO Impairment	-	33
Other expenses	330	367

Total non-interest expense	6,079	6,670

Income before income tax expense	1,306	1,890

Income tax expense	326	572

Net income	$980	$1,318

Common share data:
Basic earnings per common share	$0.20	$0.27

Diluted earnings per common share	$0.20	$0.27

See notes to condensed consolidated financial statements (unaudited)

SB Financial Group, Inc.
Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended Mar. 31,
($'s in thousands)	2014	2013

Net income	$980	$1,318
Other comprehensive (loss)/income:
Available-for-sale investment securities:
Gross unrealized holding (loss) gain arising in the period	505	(294)
Related tax (expense) benefit	(172)	100
Less: reclassification adjustment for (loss) realized in income	-	(20)
Related tax benefit	-	7
Net effect on other comprehensive (loss) income	333	(207)
Total comprehensive income	$1,313	$1,111

SB Financial Group, Inc.
Consolidated Statements of Shareholders’ Equity (unaudited)

($'s in thousands)	Preferred	Common	Additional	Retained	Accumulated Other Comprehensive	Treasury
	Stock	Stock	Paid-in Capital	Earnings	Income (Loss)	Stock	Total

Balance, January 1, 2014	$-	$12,569	$15,412	$29,899	$74	$(1,685)	$56,269
Net Income				980			980
Other Comprehensive Income					333		333
Dividends on Common Stk., $0.035 per share				(171)			(171)
Stock options exercised			(37)			45	8
Expense of stock option plan			16				16
Balance, March 31, 2014	$-	$12,569	$15,391	$30,708	$407	$(1,640)	$57,435

Balance, January 1, 2013	$-	$12,569	$15,374	$25,280	$1,830	$(1,769)	$53,284
Net Income				1,318			1,318
Other Comprehensive Loss					(207)		(207)
Dividends on Common Stk., $0.025 per share				(122)			(122)
Stock options exercised			(5)			15	10
Expense of stock option plan			12				12
Balance, March 31, 2013	$-	$12,569	$15,381	$26,476	$1,623	$(1,754)	$54,295

See notes to condensed consolidated financial statements (unaudited)

SB Financial Group, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended Mar. 31,
($'s in thousands)	2014	2013
Operating Activities
Net Income	$980	$1,318
Items (using)/providing cash
Depreciation and amortization	305	287
Provision for loan losses	-	299
Expense of share-based compensation plan	16	12
Amortization of premiums and discounts on securities	223	273
Amortization of intangible assets	131	153
Amortization of originated mortgage servicing rights	117	330
Recapture of originated mortgage servicing rights impairment	-	(171)
Impairment of mortgage servicing rights	18	-
Proceeds from sale of loans held for sale	24,512	73,868
Originations of loans held for sale	(26,944)	(71,967)
Gain from sale of loans	(595)	(1,640)
Gain on sales of available for sale securities	-	(20)
Loss on sale of assets	33	65
Income from bank owned life insurance	(76)	(82)
OREO impairment	-	33
Changes in
Interest receivable	(142)	(383)
Other assets	(1,525)	(2,983)
Interest payable and other liabilities	(74)	(197)

Net cash used in operating activities	(3,021)	(805)

Investing Activities
Purchases of available-for-sale securities	(9,685)	(11,233)
Proceeds from maturities of available-for-sale securities	6,455	9,723
Proceeds from sales of availabe-for-sale-securities	-	1,235
Net change in loans	(4,930)	7,450
Purchase of premises and equipment and software	(1,112)	-
Proceeds from sale of foreclosed assets	74	377

Net cash (used in) provided by investing activities	(9,198)	7,552

Financing Activities
Net increase in demand deposits, money market, interest checking and savings accounts	18,147	13,931
Net decrease in certificates of deposit	(3,662)	(8,673)
Net increase in securities sold under agreements to repurchase	2,209	650
Repayment of Federal Home Loan Bank advances	(2,000)	(3,500)
Proceeds from stock options exercised	8	10
Dividends on Common Stock	(171)	-
Repayment of notes payable	(589)	(278)

Net cash provided by financing activities	13,942	2,140

Increase in Cash and Cash Equivalents	1,723	8,887

Cash and Cash Equivalents, Beginning of Year	13,137	19,144

Cash and Cash Equivalents, End of Period	$14,860	$28,031

Supplemental Cash Flows Information

Interest paid	$702	$738
Income taxes paid	$285	$50
Transfer of loans to foreclosed assets	$-	$378
Dividends Payable	$-	$122

See notes to condensed consolidated financial statements (unaudited)

SB FINANCIAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1—BASIS OF PRESENTATION

SB Financial Group, Inc. (the “Company”) is a bank holding company whose principal activity is the ownership and management of its wholly-owned subsidiaries, The State Bank and Trust Company (“State Bank”), RFCBC, Inc. (“RFCBC”), Rurbanc Data Services, Inc. dba RDSI Banking Systems (“RDSI”), Rurban Statutory Trust I (“RST I”), and Rurban Statutory Trust II (“RST II”).  State Bank owns all the outstanding stock of Rurban Mortgage Company (“RMC”), and State Bank Insurance, LLC (“SBI”).

The consolidated financial statements include the accounts of the Company, State Bank, RFCBC, RDSI, RMC, and SBI.  All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q.  Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  The financial statements reflect all adjustments that are, in the opinion of management, necessary to fairly present the financial position, results of operations and cash flows of the Company.  Those adjustments consist only of normal recurring adjustments.  Results of operations for the three months ended March 31, 2014, are not necessarily indicative of results for the complete year.

The condensed consolidated balance sheet of the Company as of December 31, 2013 has been derived from the audited consolidated balance sheet of the Company as of that date.

For further information, refer to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

The following paragraphs summarize the impact of new accounting pronouncements:

Accounting Standards Update (ASU) No. 2014-08: Disposals of Assets That Qualify for Discontinued Operations Presentation.

The amendments in this update address the complexity and higher costs for reporting discontinued operations. A disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity's operations and financial results. The amendments also enhance convergence of the Financial Accounting Standards Board's (FASB) and the International Accounting Standards Board's (IASB) reporting requirements for discontinued operations. Management does not believe the amendments will have a material impact on the Company's Consolidated Financial Statements.

ASU No. 2014-06: Technical Corrections and Improvements Related Glossary Terms.

A standing project exists on the FASB's agenda to address feedback and to make other incremental improvements to U.S. GAAP. This perpetual project should eliminate the need for periodic agenda requests for narrow and incremental items. The Board decided that the types of issues that it will consider through this project are changes to clarify the Codification or correct unintended application of guidance that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. This Update is limited to those amendments related to the Master Glossary, including technical corrections related to glossary links, glossary term deletions, and glossary term name changes. In addition, this Update includes more substantive, limited-scope improvements to reduce instances of the same term appearing multiple times in the Master Glossary with similar, but not entirely identical, definitions. Management does not believe these technical corrections will have a material impact on the Company's Consolidated Financial Statements.

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

NOTE 2—EARNINGS PER SHARE

Earnings per share (EPS) have been computed based on the weighted average number of shares outstanding during the periods presented. For the period ended March 31, 2014, share based awards totaling 66,570 common shares were not considered in computing diluted EPS as they were anti-dilutive.  For the period ended March 31, 2013, share based awards totaling 66,570 common shares were not considered in computing diluted EPS as they were anti-dilutive. The average number of shares used in the computation of basic and diluted earnings per share were:

	Three Months Ended
(shares in thousands)	March 31,
	2014	2013
Basic earnings per share	4,871	4,863
Diluted earnings per share	4,894	4,870

NOTE 3 - SECURITIES

The amortized cost and appropriate fair values, together with gross unrealized gains and losses, of securities at March 31, 2014 and December 31, 2013 are as follows:

		Gross	Gross
($'s in thousands)	Amortized	Unrealized	Unrealized	Approximate
	Cost	Gains	Losses	Fair Value
Available-for-Sale Securities:
March 31, 2014:
U.S. Treasury and Government agencies	$19,095	$120	$(150)	$19,065
Mortgage-backed securities	55,381	498	(441)	55,438
State and political subdivisions	18,188	739	(148)	18,779
Equity securities	23	-	-	23

	$92,687	$1,357	$(739)	$93,305

		Gross	Gross
($ in thousands)	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Available-for-Sale Securities:
December 31, 2013:
U.S. Treasury and Government agencies	$11,305	$120	$(125)	$11,300
Mortgage-backed securities	57,322	417	(516)	57,223
State and political subdivisions	17,937	546	(328)	18,155
Money Market Mutual Fund	3,092	-	-	3,092
Equity securities	23	-	-	23

	$89,679	$1,083	$(969)	$89,793

The amortized cost and fair value of securities available for sale at March 31, 2014, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale
	Amortized	Fair
($'s in thousands)	Cost	Value
March 31, 2014:
Within one year	$96	$96
Due after one year through five years	1,343	1,406
Due after five years through ten years	8,518	8,645
Due after ten years	27,326	27,696
	37,283	37,844

Mortgage-backed securities & equity securities	55,404	55,461

Totals	$92,687	$93,305

The fair value of securities pledged as collateral, to secure public deposits and for other purposes, was $76.6 million at March 31, 2014 and $42.3 million at December 31, 2013.  The fair value of securities delivered for repurchase agreements was $21.4 million at March 31, 2014 and $17.5 million at December 31, 2013.

Gross gains of $0.00 million resulting from sales of available-for-sale securities, were realized during the three-month period ending March 31, 2014. There were realized gains of $0.02 million from sales of available-for-sale securities for the three-month period ending March 31, 2013. There were realized gains of $0.02 million from sales of available-for-sale securities for the three-month period ending March 31, 2013. The $0.02 million gain on sale was a reclassification from accumulated other comprehensive income (OCI) and is included in the net gain on sales of securities. The related $0.01 million in tax expense is a reclassification from OCI and is included in the income tax expense line item in the income statement.

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost.  Total fair value of these investments was $37.3 million at March 31, 2014, and $35.8 million at December 31, 2013, which was approximately 40.0 and 39.9 percent, respectively, of the Company’s available-for-sale investment portfolio at such dates.  Based on evaluation of available evidence, including recent changes in market interest rates, credit rating information and information obtained from regulatory filings, management believes the declines in fair value for these securities are temporary.  Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.

Securities with unrealized losses, aggregated by investment class and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2014 and December 31, 2013 are as follows:

($ in thousands)	Less than 12 Months		12 Months or Longer		Total
March 31, 2014	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-Sale Securities:
U.S. Treasury and Government agencies	$12,234	$(150)	$-	$-	$12,234	$(150)
Mortgage-backed securities	15,170	(214)	5,345	(227)	20,515	(441)
State and political subdivisions	3,957	(118)	637	(30)	4,594	(148)

	$31,361	$(482)	$5,982	$(257)	$37,343	$(739)

($ in thousands)	Less than 12 Months		12 Months or Longer		Total
December 31, 2013	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-Sale Securities:
U.S. Treasury and Government agencies	$3,834	$(125)	$-	$-	$3,834	$(125)
Mortgage-backed securities	$24,773	$(410)	$2,333	$(106)	$27,106	$(516)
State and political subdivisions	4,868	(328)	-	-	4,868	(328)

	$33,475	$(863)	$2,333	$(106)	$35,808	$(969)

The total unrealized loss as of March 31, 2014 in the securities portfolio is contained in 38% of the portfolio with a potential loss of $0.7 million, which is down from the $1.0 million unrealized loss at December 31, 2013. The unrealized losses are contained within 33 individual securities and are not segregated by type or duration of security. Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concern warrants such evaluation.  Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent of the Company to not sell the investment and whether it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost.  Management has determined there is no other-than-temporary-impairment on these securities.

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES

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

Categories of loans at March 31, 2014 and December 31, 2013 include:

($ in thousands)	Total Loans		Non-Accrual Loans
	Mar. 2014	Dec. 2013	Mar. 2014	Dec. 2013
Commercial & Industrial	$85,976	$85,642	1,818	2,316
Commercial RE & Construction	212,502	205,301	753	532
Agricultural & Farmland	39,028	39,210	-	-
Residential Real Estate	97,857	99,620	1,555	1,651
Consumer & Other	46,836	47,804	280	345

Total loans	482,199	477,577	$4,406	$4,844
Less
Net deferred loan fees, premiums and discounts	(275)	(274)
Loans, net of unearned income	$481,924	$477,303
Allowance for loan losses	$(6,726)	$(6,964)

The following tables present the activity in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of March 31, 2014, December 31, 2013 and March 31, 2013.

For the Three Months Ended
March 31, 2014	Commercial	Commercial RE	Agricultural	Residential	Consumer
($'s in thousands)	& Industrial	& Construction	& Farmland	Real Estate	& Other	Total

ALLOWANCE FOR LOAN AND LEASE LOSSES

Beginning balance	$2,175	$2,708	$159	$1,067	$855	$6,964
Charge Offs	(307)	-	-	(15)	(1)	$(323)
Recoveries	10	52	-	5	18	85
Provision	24	(9)	18	104	(137)	-
Ending Balance	$1,902	$2,751	$177	$1,161	$735	$6,726

Loans Receivable at March 31, 2014

Allowance:
Ending balance:
individually
evaluated for
impairment	$662	$17	$-	$236	$55	$970
Ending balance:
collectively
evaluated for
impairment	$1,240	$2,734	$177	$925	$680	$5,756
Loans:
Ending balance:
individually
evaluated for
impairment	$1,641	$633	$-	$1,960	$582	$4,816
Ending balance:
collectively
evaluated for
impairment	$84,060	$211,869	$39,028	$95,897	$46,254	$477,108

For the Twelve Months Ended
December 31, 2013	Commercial	Commercial RE	Agricultural	Residential	Consumer
($'s in thousands)	& Industrial	& Construction	& Farmland	Real Estate	& Other	Total

ALLOWANCE FOR LOAN AND LEASE LOSSES

Loans Receivable at December 31, 2013
Allowance:
Ending balance:
individually
evaluated for
impairment	$1,079	$56	$-	$192	$168	$1,495
Ending balance:
collectively
evaluated for
impairment	$1,096	$2,652	$159	$875	$687	$5,469
Loans:
Ending balance:
individually
evaluated for
impairment	$2,116	$649	$-	$1,985	$590	$5,340
Ending balance:
collectively
evaluated for
impairment	$83,252	$204,652	$39,210	$97,635	$47,214	$471,963

For the Three Months Ended
March 31, 2013	Commercial	Commercial RE	Agricultural	Residential	Consumer
($'s in thousands)	& Industrial	& Construction	& Farmland	Real Estate	& Other	Total

ALLOWANCE FOR LOAN AND LEASE LOSSES

Beginning balance	$1,561	$3,034	$186	$1,088	$942	$6,811
Charge Offs	-	(5)	-	-	(131)	$(136)
Recoveries	3	13	1	-	1	18
Provision	(84)	224	(8)	22	145	299
Ending Balance	$1,480	$3,266	$179	$1,110	$957	$6,992

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

The following tables present the credit risk profile of the Company’s loan portfolio based on rating category and payment activity as of March 31, 2014 and December 31, 2013.

March 31, 2014	Commercial	Commercial RE	Agricultural	Residential	Consumer
Loan Grade	& Industrial	& Construction	& Farmland	Real Estate	& Other	Total
($ in thousands)
1-2	$1,287	$76	$74	$-	$-	$1,437
3	23,654	46,824	7,541	88,889	41,625	208,533
4	56,424	152,471	31,413	6,105	4,856	251,269
Total Pass	81,365	199,371	39,028	94,994	46,481	461,239

Special Mention	2,465	7,824	-	1,047	8	11,344
Substandard	50	4,554	-	261	67	4,932
Doubtful	1,821	753	-	1,555	280	4,409
Loss	-	-	-	-	-	-
Total Loans	$85,701	$212,502	$39,028	$97,857	$46,836	$481,924

December 31, 2013	Commercial	Commercial RE	Agricultural	Residential	Consumer
Loan Grade	& Industrial	& Construction	& Farmland	Real Estate	& Other	Total
($ in thousands)
1-2	$1,345	$81	$76	$-	$87	$1,589
3	22,328	44,095	6,543	90,606	43,250	206,822
4	56,188	146,861	32,591	5,700	3,782	245,122
Total Pass	79,861	191,037	39,210	96,306	47,119	453,533

Special Mention	3,159	8,917	-	1,373	86	13,535
Substandard	32	4,815	-	290	84	5,221
Doubtful	2,316	532	-	1,651	515	5,014
Loss	-	-	-	-	-	-
Total Loans	$85,368	$205,301	$39,210	$99,620	$47,804	$477,303

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

The following tables present the Company’s loan portfolio aging analysis as of March 31, 2014 and December 31, 2013.

	30-59 Days	60-89 Days	Greater Than	Total Past		Total Loans
March 31, 2014	Past Due	Past Due	90 Days	Due	Current	Receivable
($ in thousands)

Commercial & Industrial	$-	$-	$1,567	$1,567	$84,134	$85,701
Commercial RE & Construction	-	-	739	739	211,763	212,502
Agricultural & Farmland	-	-	-	-	39,028	39,028
Residential Real Estate	36	-	459	495	97,362	97,857
Consumer & Other	69	18	90	177	46,659	46,836
Total Loans	$105	$18	$2,855	$2,978	$478,946	$481,924

	30-59 Days	60-89 Days	Greater Than	Total Past		Total Loans
December 31, 2013	Past Due	Past Due	90 Days	Due	Current	Receivable
($ in thousands)

Commercial & Industrial	$-	$-	$1,890	$1,890	$83,478	$85,368
Commercial RE & Construction	424	364	168	956	204,345	205,301
Agricultural & Farmland	-	-	-	-	39,210	39,210
Residential Real Estate	-	14	453	467	99,153	99,620
Consumer & Other	22	34	98	154	47,650	47,804
Total Loans	$446	$412	$2,609	$3,467	$473,836	$477,303

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

The following tables present impaired loan information as of and for the three months ended March 31, 2014 and 2013, and for the twelve months ended December 31, 2013:

Three Months Ended
March 31, 2014	Recorded	Unpaid Principal	Related	Average Recorded	Interest Income
($'s in thousands)	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Commercial & Industrial	$316	$316	$-	$316	$-
Commercial RE & Construction	447	500	-	500	-
Agricultural & Farmland	-	-	-	-	-
Residential Real Estate	612	655	-	749	13
Consumer & Other	107	107	-	114	3
All Impaired Loans < $100,000	1,148	1,148	-	1,148	-
With a specific allowance recorded:
Commercial & Industrial	1,325	1,625	662	1,681	-
Commercial RE & Construction	186	186	17	187	3
Agricultural & Farmland	-	-	-	-	-
Residential Real Estate	1,348	1,359	236	1,458	13
Consumer & Other	475	475	55	498	7
Totals:
Commercial & Industrial	$1,641	$1,941	$662	$1,997	$-
Commercial RE & Construction	$633	$686	$17	$687	$3
Agricultural & Farmland	$-	$-	$-	$-	$-
Residential Real Estate	$1,960	$2,014	$236	$2,207	$26
Consumer & Other	$582	$582	$55	$612	$10
All Impaired Loans < $100,000	$1,148	$1,148	$-	$1,148	$-

Twelve Months Ended

December 31, 2013	Recorded	Unpaid Principal	Related
($'s in thousands)	Investment	Balance	Allowance
With no related allowance recorded:
Commercial & Industrial	$316	$316	$-
Commercial RE & Construction	389	442	-
Agricultural & Farmland	-	-	-
Residential Real Estate	1,131	1,131	-
Consumer & Other	252	252	-
All Impaired Loans < $100,000	1,242	1,242	-
With a specific allowance recorded:
Commercial & Industrial	1,800	1,800	1,079
Commercial RE & Construction	260	260	56
Agricultural & Farmland	-	-	-
Residential Real Estate	854	854	192
Consumer & Other	338	338	168
Totals:
Commercial & Industrial	$2,116	$2,116	$1,079
Commercial RE & Construction	$649	$702	$56
Agricultural & Farmland	$-	$-	$-
Residential Real Estate	$1,985	$1,985	$192
Consumer & Other	$590	$590	$168
All Impaired Loans < $100,000	$1,242	$1,242	$-

Three Months Ended
March 31, 2013	Average Recorded	Interest Income
($'s in thousands)	Investment	Recognized
With no related allowance recorded:
Commercial & Industrial	$24	$-
Commercial RE & Construction	202	-
Agricultural & Farmland	-	-
Residential Real Estate	1,164	13
Consumer & Other	182	2
All Impaired Loans < $100,000	1,172	-
With a specific allowance recorded:
Commercial & Industrial	1,097	-
Commercial RE & Construction	197	2
Agricultural & Farmland	-	-
Residential Real Estate	1,622	16
Consumer & Other	478	8
Totals:
Commercial & Industrial	$1,121	$-
Commercial RE & Construction	$399	$2
Agricultural & Farmland	$-	$-
Residential Real Estate	$2,786	$29
Consumer & Other	$660	$10
All Impaired Loans < $100,000	$1,172	$-

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

•	Amortization or maturity date change beyond what the collateral supports, including a concession that does any of the following:

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

The table below presents the activity of TDRs during the three months ended March 31, 2014, and March 31, 2013.

During the three months ended March 31, 2014, there was no TDR activity.

	March 31, 2013
($ in thousands)	Number of Loans	Pre-Modification Recorded Balance	Post Modification Recorded Balance

Residential Real Estate	1	$14	$14
Home Equity & Consumer	1	13	13

Total Modifications	2	$27	$27

($ in thousands)	Interest			Total
	Only	Term	Combination	Modification

Residential Real Estate	$-	$-	$14	$14
Home Equity & Consumer	-	-	13	13

Total Modifications	$-	$-	$27	$27

The loans described above increased the allowance for loan and lease losses ("ALLL") by $0.01 million in the three month period ending March 31, 2013.

Troubled Debt Restructurings Modified in the Past 12 Months that have Subsequently Defaulted as of March 31, 2014

	Number of	Recorded
($ in thousands)	Contracts	Balance

Residential Real Estate	3	$62
Home Equity & Consumer	-	-

	3	$62

Troubled Debt Restructurings Modified in the Past 12 Months that have Subsequently Defaulted as of March 31, 2013

	Number of	Recorded
($ in thousands)	Contracts	Balance

Residential Real Estate	2	$19
Consumer & Other	-	-

	2	$19
NOTE 5 – DERIVATIVE FINANCIAL INSTRUMENTS

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

Non-designated Hedges

The Company does not use derivatives for trading or speculative purposes.  Derivatives not designated as hedges are not speculative and result from a service the Company provides to certain customers.  The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies.  Those interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions.  As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings.  As of March 31, 2014 and December 31, 2013, the notional amount of customer-facing swaps was approximately $13.3 million and $13.5 million, respectively.  This amount is offset with third party counterparties, as described above.

The Company has minimum collateral posting thresholds with its derivative counterparties.  As of March 31, 2014 and December 31, 2013, the Company had posted cash as collateral in the amount of $0.3 million and $0.2 million, respectively.

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of the Company’s derivative financial instruments, as well as their classification on the Balance Sheet, as of March 31, 2014 and December 31, 2013.

($ in thousands)	Asset Derivatives		Liability Derivatives
	March 31, 2014		March 31, 2014
	Balance Sheet	Fair	Balance Sheet	Fair
Derivatives not designated as hedging instruments:	Location	Value	Location	Value

Interest rate contracts	Other Assets	$250	Other Liabilities	$250

	Asset Derivatives		Liability Derivatives
	December 31, 2013		December 31, 2013
	Balance Sheet	Fair	Balance Sheet	Fair
Derivatives not designated as hedging instruments:	Location	Value	Location	Value

Interest rate contracts	Other Assets	$257	Other Liabilities	$257

Effect of Derivative Instruments on the Income Statement

The Company’s derivative financial instruments had no net effect on the Income Statements for the three months ended March 31, 2014 and 2013.

NOTE 6 – FAIR VALUE OF ASSETS AND LIABILITIES

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

The following table presents the fair value measurements of assets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2014 and December 31, 2013.

($'s in thousands)	Fair Values at	Fair Value Measurements Using:
Description	3/31/2014	Level 1	Level 2	Level 3
Available-for-Sale Securities:
U.S. Treasury and Government Agencies	$19,065	$-	$19,065	$-
Mortgage-backed securities	55,438	-	55,438	-
State and political subdivisions	18,779	-	18,779	-
Equity securities	23	-	23	-
Interest rate contracts - assets	250	-	250	-
Interest rate contracts - liabilities	(250)	-	(250)	-

($'s in thousands)	Fair Values at	Fair Value Measurements Using:
Description	12/31/2013	Level 1	Level 2	Level 3
Available-for-Sale Securities:
U.S. Treasury and Government Agencies	$11,300	$-	$11,300	$-
Mortgage-backed securities	57,223	-	57,223	-
State and political subdivisions	18,155	-	18,155	-
Money Market Mutual Funds	3,092	3,092	-	-
Equity securities	23	-	23	-
Interest rate contracts - assets	257	-	257	-
Interest rate contracts - liabilities	(257)	-	(257)	-

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

Collateral-dependent Impaired Loans, NET of ALLL

Loans for which it is probable the Company will not collect all principal and interest due according to contractual terms are measured for impairment.  The estimated fair value of collateral-dependent impaired loans is based on the appraised value of the collateral, less estimated cost to sell.  Collateral-dependent impaired loans are classified within Level 3 of the fair value hierarchy.  This method requires obtaining an independent appraisal of the collateral, which is reviewed for accuracy and consistency by Credit Administration.   These appraisers are selected from the list of approved appraisers maintained by management.  The appraised values are reduced by applying a discount factor to the value based on the Company’s loan review policy.  All impaired loans held by the Company were collateral dependent at March 31, 2014 and December 31, 2013.

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

Foreclosed Assets Held For Sale

Foreclosed assets held for sale are carried at the lower of fair value at acquisition date or current estimated fair value less estimated cost to sell when the real estate is acquired.  Estimated fair value of foreclosed assets held for sale is based on appraisals or evaluations.  Foreclosed assets held for sale are classified within Level 3 of the fair value hierarchy.

Appraisals of foreclosed assets held for sale are obtained when the real estate is acquired and subsequently as deemed necessary by Credit Administration.  These independent appraisals of the collateral are reviewed for accuracy and consistency by Credit Administration.   The appraisers are selected from the list of approved appraisers maintained by management.

The following table presents the fair value measurements of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fell at March 31, 2014 and December 31, 2013:

($'s in thousands)	Fair Values at	Fair Value Measurements Using:
Description	3/31/2014	Level 1	Level 2	Level 3
Impaired loans	$3,637	$-	$-	$3,637
Mortgage servicing rights	1,958	-	-	1,958

($'s in thousands)	Fair Values at	Fair Value Measurements Using:
Description	12/31/2013	Level 1	Level 2	Level 3
Impaired loans	$3,540	$-	$-	$3,540
Mortgage servicing rights	2,029	-	-	2,029
Foreclosed assets	45	-	-	45

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements.

	Fair Value at	Valuation		Range (Weighted
($'s in thousands)	3/31/2014	Technique	Unobservable Inputs	Average)

Collateral-dependent impaired loans	$3,637	Market comparable properties	Comparability adjustments (%)	Not available
Mortgage servicing rights	1,958	Discounted cash flow	Discount Rate	9.88%
			Constant prepayment rate	8.80%
			P&I earnings credit	0.15%
			T&I earnings credit	1.69%
			Inflation for cost of servicing	1.50%

	Fair Value at	Valuation		Range (Weighted
($'s in thousands)	12/31/2013	Technique	Unobservable Inputs	Average)

Collateral-dependent impaired loans	$3,540	Market comparable properties	Comparability adjustments (%)	Not available
Mortgage servicing rights	2,029	Discounted cash flow	Discount Rate	10.25%
			Constant prepayment rate	8.50%
			P&I earnings credit	0.17%
			T&I earnings credit	1.54%
			Inflation for cost of servicing	1.50%

Foreclosed assets	45	Market comparable properties	Marketability discount	10.00%

There were no changes in the inputs or methodologies used to determine fair value at March 31, 2014 as compared to December 31, 2013.

The following methods were used to estimate the fair value of all other financial instruments recognized in the accompanying balance sheets at amounts other than fair value.

Cash and Due From Banks, Federal Reserve and Federal Home Loan Bank Stock and Accrued Interest Payable and Receivable

The carrying amount approximates the fair value.

Loans Held for Sale

The fair value of loans held for sale is based upon quoted market prices, where available, or is determined by discounting estimated cash flows using interest rates approximating the Company's current origination rates for similar loans and adjusted to reflect the inherent credit risk.

Loans

The estimated fair value for loans receivable, including loans held for sale, net, is based on estimates of the rate State Bank would charge for similar loans at March 31, 2014 and December 31, 2013, applied for the time period until the loans are assumed to re-price or be paid.

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

Deposits, Repurchase agreements, Notes payable & FHLB advances

Deposits include demand deposits, savings accounts, NOW accounts and certain money market deposits. The carrying amount approximates the fair value. The estimated fair value for fixed-maturity time deposits, as well as borrowings, is based on estimates of the rate State Bank could pay on similar instruments with similar terms and maturities at March 31, 2014 and December 31, 2013.

Loan Commitments

The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties.  The estimated fair values for other financial instruments and off-balance-sheet loan commitments approximate cost at March 31, 2014 and December 31, 2013 and are not considered significant to this presentation.

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

March 31, 2014	Carrying	Fair Value Measurements Using
($'s in thousands)	Amount	(Level 1)	(Level 2)	(Level 3)

Financial assets
Cash and cash equivalents	$14,860	$14,860	$-	$-
Loans held for sale	7,165	-	7,404	-
Loans, net of allowance for loan losses	475,198	-	-	476,510
Federal Reserve and FHLB Bank stock	3,748	-	3,748	-
Mortgage Servicing Rights	5,228	-	-	6,232
Accrued interest receivable	1,423	-	1,423	-

Financial liabilities
Deposits	$532,719	$84,265	$450,974	$-
FHLB advances	14,000	-	13,945	-
Repurchase agreements	16,905	-	16,905	-
Trust preferred securities	20,620	-	17,250	-
Accrued interest payable	425	-	425	-

December 31, 2013	Carrying	Fair Value Measurements Using
($'s in thousands)	Amount	(Level 1)	(Level 2)	(Level 3)

Financial assets
Cash and cash equivalents	$13,137	$13,137	$-	$-
Loans held for sale	3,336	-	3,476	-
Loans, net of allowance for loan losses	470,339	-	-	469,505
Federal Reserve and FHLB Bank stock	3,748	-	3,748	-
Mortgage Servicing Rights	5,180	-	-	6,237
Accrued interest receivable	1,281	-	1,281	-

Financial liabilities
Deposits	$518,234	$-	$439,273	$-
Notes payable	589	-	600	-
FHLB advances	16,000	-	15,955	-
Repurchase agreements	14,696	-	14,696	-
Trust preferred securities	20,620	-	15,566	-
Accrued interest payable	639	-	639	-

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Information

This Quarterly Report on Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains certain forward-looking statements that are provided to assist in the understanding of anticipated future financial performance. Forward-looking statements provide current expectations or forecasts of future events and are not guarantees of future performance. Examples of forward-looking statements include: (a) projections of income or expense, earnings per share, the payments or non-payments of dividends, capital structure and other financial items; (b) statements of plans and objectives of the Company or our management or Board of Directors, including those relating to products or services; (c) statements of future economic performance; and (d) statements of assumptions underlying such statements.  Words such as “anticipates”, “believes”, “plans”, “intends”, “expects”, “projects”, “estimates”, “should”, “may”, “would be”, “will allow”, “will likely result”, “will continue”, “will remain”, or other similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying those statements. Forward-looking statements are based on management’s expectations and are subject to a number of risks and uncertainties. Although management believes that the expectations reflected in such forward-looking statements are reasonable, actual results may differ materially from those expressed or implied in such statements. Risks and uncertainties that could cause actual results to differ materially include, without limitation, changes in interest rates, changes in the competitive environment, and changes in banking regulations or other regulatory or legislative requirements affecting bank holding companies. Additional detailed information concerning a number of important factors which could cause actual results to differ materially from the forward-looking statements contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations is available in the Company’s filings with the Securities and Exchange Commission, including the disclosure under the heading “Item 1A. Risk Factors” of Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013. Undue reliance should not be placed on the forward-looking statements, which speak only as of the date hereof. Except as may be required by law, the Company undertakes no obligation to update any forward-looking statement to reflect unanticipated events or circumstances after the date on which the statement is made.

Overview of SB Financial

SB Financial Group, Inc. (“SB Financial” or the “Company”) is a bank holding company registered with the Federal Reserve Board. SB Financial’s wholly-owned subsidiary, The State Bank and Trust Company (“State Bank”), is an Ohio-chartered bank engaged in commercial banking. SB Financial’s technology subsidiary, Rurbanc Data Services, Inc. (“RDSI”), provides item processing services to community banks and businesses.

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

Unless the context indicates otherwise, all references herein to “we”, “us”, “our”, or the “Company” refer to SB Financial Group, Inc. and its consolidated subsidiaries.

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

Effective in 2015, State Bank and the Company will be subject to new capital regulations (with some provisions transitioned into full effectiveness over two to four years).  The new requirements create a new required ratio for common equity Tier 1 (“CET1”) capital, increases the leverage and Tier 1 capital ratios, changes the risk-weights of certain assets for purposes of the risk-based capital ratios, creates an additional capital conservation buffer over the required capital ratios and changes what qualifies as capital for purposes of meeting these various capital requirements.  Beginning in 2016, failure to maintain the required capital conservation buffer will limit the ability of the Company to pay dividends, repurchase shares or pay discretionary bonuses.

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

State Bank conducted a proforma analysis of the application of these new capital requirements as of September 30, 2013.  Based on that analysis, State Bank determined that as of September 30, 2013, it would have met all the new requirements, including the full 2.5% capital conservation buffer, and would have remained well capitalized if these new requirements had been in effect on that date.

In addition, as noted above, beginning in 2016, if State Bank does not have the required capital conservation buffer, its ability to pay dividends to the Company would be limited.

Critical Accounting Policies

Note 1 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 describes the significant accounting policies used in the development and presentation of the Company’s financial statements. The accounting and reporting policies of the Company are in accordance with accounting principles generally accepted in the United States and conform to general practices within the banking industry. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. The Company’s financial position and results of operations can be affected by these estimates and assumptions and are integral to the understanding of reported results. Critical accounting policies are those policies that management believes are the most important to the portrayal of the Company’s financial condition and results, and they require management to make estimates that are difficult, subjective, or complex.

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

Three Months Ended March 31, 2014 compared to Three Months Ended March 31, 2013

Net Income: Net income for the first quarter of 2014 was $1.0 million, or $0.20 per diluted share, compared to net income of $1.3 million, or $0.27 per diluted share, for the first quarter of 2013.  For the quarter, the Banking Group (consisting primarily of State Bank), had net income of $1.4 million, which is down 21.4 percent compared to the net income of $1.8 million from the year ago first quarter.  RDSI reported a net loss of $68 thousand compared to net income of $24 thousand from the year ago first quarter.

Provision for Loan Losses: The first quarter provision for loan losses was $0.00 million compared to $0.3 million for the year-ago quarter. Charge-offs for the quarter were $0.2 million compared to $0.1 million for the year-ago quarter.  Total delinquent loans ended the quarter at $3.0 million, which is even to the prior year.

Asset Quality Review – For the Period Ended ($’s in Thousands)	March 31, 2014	December 31, 2013	March 31, 2013
Net charge-offs	$238	$747	$118
Nonaccruing loans	4,406	4,844	4,811
Accruing Trouble Debt Restructures	1,793	1,739	1,273
Nonaccruing and restructured loans	6,199	6,583	6,084
OREO / OAO	615	651	2,270
Nonperforming assets	6,814	7,233	8,354
Nonperforming assets/Total assets	1.05%	1.14%	1.30%
Allowance for loan losses/Total loans	1.40%	1.46%	1.54%
Allowance for loan losses/Nonperforming loans	108.5%	105.8%	114.9%

Consolidated Revenue: Total revenue, consisting of net interest income fully taxable equivalent (FTE) and noninterest income, was $7.5 million for the first quarter of 2014, a decrease of $1.5 million, or 16.5 percent, from the $9.0 million generated during the 2013 first quarter.

Net interest income (FTE) was $4.9 million, which is down $0.5 million from the prior year first quarter’s $5.4 million. The Company’s earning assets increased $10.1 million, but this was offset by a 55 basis point decrease in the yield on earning assets. The net interest margin for the first quarter of 2014 was 3.46 percent compared to 3.86 percent for the first quarter of 2013.

Noninterest income was $2.6 million for the 2014 first quarter compared to $3.6 million for the prior year period. Excluding data service fees, which are contributed by RDSI, the remaining noninterest income is generated by the Banking Group. RDSI fees continue to trail the prior year due to client losses.

State Bank originated $33.6 million of mortgage loans compared to $72.0 million for the first quarter of 2013.  These first quarter 2014 originations and subsequent sales resulted in $0.6 million of gains, which compares to gains of $1.5 million for the first quarter of 2013.  Net mortgage banking revenue was $0.8 million due to the lowered volumes and no recapture of OMSR impairment.

Consolidated Noninterest Expense:  Noninterest expense for the first quarter of 2014 was $6.1 million, compared to $6.7 million in the prior-year first quarter.  The decrease in noninterest expenses compared to the prior year was volume related (mortgage commission and balance growth incentive) which offset higher weather related costs.

Income Taxes: Income taxes for the first quarter of 2014 were $0.3 million compared to $0.6 million for the first quarter of 2013.  The decrease was due primarily to the decrease in pre-tax income compared to the prior year.

Changes in Financial Condition

Total assets at March 31, 2014 were $646.3 million, an increase of $14.5 million or 2.3 percent since 2013 year end. Total loans, net of unearned income, were $481.9 million as of March 31, 2014, up $4.6 million from year end, an increase of 1.0 percent.

Total deposits at March 31, 2014 were $532.7 million, an increase of $14.5 million as compared to December 2013 balances.  Borrowed funds (consisting of notes payable, FHLB advances, and REPOs) totaled $30.9 million at March 31, 2014.  This is down slightly from year end when borrowed funds totaled $31.3 million. Total equity for the Company of $57.4 million now stands at 8.9 percent of total assets, which is flat from the December 31, 2013 level of 8.9 percent.

Capital Resources

At March 31, 2014, actual capital levels and minimum required levels were as follows ($’s in thousands):

	Actual		Minimum Required For Capital Adequacy Purposes		Minimum Required To Be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital (to risk weighted assets)
Consolidated	$65,942	13.4%	$39,427	8.0%	$-	N/A
State Bank	$61,204	12.4%	39,618	8.0%	$49,522	10.0%

Both the Company and State Bank were categorized as well capitalized at March 31, 2014.

LIQUIDITY

Liquidity relates primarily to the Company’s ability to fund loan demand, meet deposit customers’ withdrawal requirements and provide for operating expenses.  Assets used to satisfy these needs consist of cash and due from banks, federal funds sold, interest-earning deposits in other financial institutions, securities available-for-sale and loans held for sale.  These assets are commonly referred to as liquid assets.  Liquid assets were $115.3 million at March 31, 2014, compared to $106.3 million at December 31, 2013.

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

The Company’s commercial real estate, first mortgage residential and multi-family mortgage portfolio of $310.4 million at March 31, 2014 and $304.9 million at December 31, 2013, which can and has been used to collateralize borrowings, is an additional source of liquidity.  Management believes the Company’s current liquidity level, without these borrowings, is sufficient to meet its liquidity needs.  At March 31, 2014, all eligible commercial real estate, first mortgage residential and multi-family mortgage loans were pledged under an FHLB blanket lien.

The cash flow statements for the periods presented provide an indication of the Company’s sources and uses of cash, as well as an indication of the ability of the Company to maintain an adequate level of liquidity.  A discussion of the cash flow statements for the three months ended March 31, 2014 and 2013 follows.

The Company experienced negative cash flows from operating activities for the three months ended March 31, 2014 and March 31, 2013.  Net cash used in operating activities was $3.0 million for the three months ended March 31, 2014 and $0.8 million for the three months ended March 31, 2013.  Highlights for the current year include $24.5 million in proceeds from the sale of loans, which is down 49.4 million from the prior year.  Originations of loans held for sale was a use of cash of $26.9 million, which is also down from the prior year, by $45.0 million.  For the three months ended March 31, 2014, there was a net increase of Origination Mortgage Servicing Rights (OMSR) impairment of $0.02 million, and gain on sale of loans of $0.6 million.

The Company experienced negative cash flows from investing activities for the three months ended March 31, 2014 and positive cash flows from investing activities for the three months ended March 31, 2013. Net cash flows used in investing activities was $9.2 million for the three months ended March 31, 2014 and cash flows provided by investing activities was $7.6 million for the three months ended March 31, 2013. Highlights for the three months ended March 31, 2014 include $9.7 million in purchases of available-for-sale securities.  These cash payments were offset by $6.4 million in proceeds from maturities of securities, which is down $3.3 million from the prior three month period.  The Company experienced a $4.9 million decrease in loans, which is down $12.4 million from the prior year three month period. Sales of foreclosed assets provided cash of $0.08 million for the three months ended March 31, 2014.

The Company experienced positive cash flows from financing activities for the three months ended March 31, 2014 and March 31, 2013. Net cash flow provided by financing activities was $14.0 million for the three months ended March 31, 2014 and $2.1 million for the three months ended March 31, 2013.  Highlights for the current period include a $18.1 million increase in transaction deposits for the three months ended March 31, 2014, which is up from the $13.9 million increase in transaction deposits for the three months ended March 31, 2013.  Certificates of deposit declined by $3.7 million in the current year compared to a decline of $8.7 million for the prior year. FHLB advances were reduced by $2.0 million for the three months ended March 31, 2014.

ALCO uses an economic value of equity (“EVE”) analysis to measure risk in the balance sheet incorporating all cash flows over the estimated remaining life of all balance sheet positions.  The EVE analysis calculates the net present value of the Company’s assets and liabilities in rate shock environments that range from -400 basis points to +400 basis points.  The likelihood of a decrease in rates as of March 31, 2014 and December 31, 2013 was considered unlikely given the current interest rate environment and therefore, only the minus 100 basis point rate change was included in this analysis.  The results of this analysis are reflected in the following tables for March 31, 2014 and December 31, 2013.

March 31, 2014 Economic Value of Equity ($’s in thousands)
Change in Rates	$ Amount	$ Change	% Change
+400 basis points	108,572	14,953	15.97
+300 basis points	106,465	12,846	13.72
+200 basis points	103,385	9,766	10.43
+100 basis points	99,363	5,744	6.14
Base Case	93,619	-	-
-100 basis points	86,782	(6,837)	(7.30)

December 31, 2013 Economic Value of Equity ($’s in thousands)
Change in Rates	$ Amount	$ Change	% Change
+400 basis points	105,687	13,393	14.51%
+300 basis points	103,812	11,517	12.48%
+200 basis points	101,018	8,724	9.45%
+100 basis points	97,311	5,017	5.44%
Base Case	92,294	-	-
-100 basis points	86,266	(6,029)	(6.53%)

Off-Balance-Sheet Borrowing Arrangements:

Significant additional off-balance-sheet liquidity is available in the form of FHLB advances and unused federal funds lines from correspondent banks.  Management expects the risk of changes in off-balance-sheet arrangements to be immaterial to earnings.

The Company’s commercial real estate, first mortgage residential and multi-family mortgage portfolios of $310.4 million have been pledged to meet FHLB collateralization requirements as of March 31, 2014.  Based on the current collateralization requirements of the FHLB, the Company had approximately $33.0 million of additional borrowing capacity at March 31, 2014. The Company also had $16.5 million in unpledged securities that may be used to pledge for additional borrowings.

At March 31, 2014, the Company had unused federal funds lines totaling $11.5 million, with a zero balance outstanding.

The Company’s contractual obligations as of March 31, 2014 were comprised of long-term debt obligations, other debt obligations, operating lease obligations and other long-term liabilities.  Long-term debt obligations are comprised of FHLB Advances of $16.9 million, and Trust Preferred securities of $20.6.  The operating lease obligations consist of a lease on the RDSI-North building of $162 thousand per year and a lease on the DCM-Lansing facility of $105 thousand per year.  Total time deposits at March 31, 2014 were $171.9 million, of which $79.4 million matures beyond one year.

Also, as of March 31, 2014, the Company had commitments to sell mortgage loans totaling $7.1 million.  The Company believes that it has adequate resources to fund commitments as they arise and that it can adjust the rate on savings certificates to retain deposits in changing interest rate environments.  If the Company requires funds beyond its internal funding capabilities, advances from the FHLB of Cincinnati and other financial institutions are available.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Management believes there has been no material change in the Company’s market risk from the information contained in the Company’s Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2013.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended March 31, 2014, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

There are certain risks and uncertainties in our business that could cause our actual results to differ materially from those anticipated.  A detailed discussion of our risk factors is included in “Item 1A. Risk Factors” of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.  There have been no material changes to the risk factors as presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable

(b) Not applicable

(c) Repurchases of Common Shares

The Company did not have any repurchases of common shares during the three months ended March 31, 2014.

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

SB FINANCIAL GROUP, INC.

Date: May 8, 2014	By
Mark A. Klein
President & Chief Executive Officer

By
Anthony V. Cosentino
Executive Vice President &
Chief Financial Officer