Form 10-Q
period 2014-06-30
SB FINANCIAL GROUP, INC.
filed 2014-08-13
CIK 767405

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Large Accelerate Filer ☐ Accelerated Filer ☐ Non-Accelerated Filer ☐ Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Shares, without par value	4,875,131 shares
(class)	(Outstanding at August 13, 2014)

SB FINANCIAL GROUP, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SB Financial Group, Inc.
Condensed Consolidated Balance Sheets
June 30, 2014 and December 31, 2013

	June	December
($ in Thousands)	2014	2013
	(unaudited)
ASSETS
Cash and due from banks	$13,778	$13,137

Securities available for sale, at fair value	85,586	89,793

Loans held for sale	8,290	3,366

Loans, net of unearned income	506,127	477,303
Allowance for loan losses	(6,568)	(6,964)
Net loans	499,559	470,339

Premises and equipment, net	13,281	12,607
Other securities - FRB and FHLB Stock	3,748	3,748
Cash surrender value of life insurance	13,059	12,906
Goodwill	16,353	16,353
Core deposits and other intangibles	393	655
Foreclosed assets held for sale, net	516	651
Mortgage servicing rights	5,375	5,180
Accrued interest receivable	1,456	1,281
Other assets	1,106	1,738
Total assets	$662,500	$631,754

LIABILITIES AND EQUITY
Deposits
Non interest bearing demand	$87,706	$81,570
Interest bearing demand	116,765	119,551
Savings	63,199	61,652
Money market	80,288	79,902
Time deposits	176,109	175,559
Total deposits	524,067	518,234

Notes payable	-	589
Advances from Federal Home Loan Bank	37,000	16,000
Repurchase agreements	17,246	14,696
Trust preferred securities	20,620	20,620
Accrued interest payable	655	639
Other liabilities	3,902	4,707
Total liabilities	603,490	575,485
Commitments and contingent liabilities	-	-
Equity
Preferred stock	-	-
Common stock	12,569	12,569
Additional paid-in capital	15,403	15,412
Retained earnings	31,757	29,899
Accumulated other comprehensive income	908	74
Treasury stock	(1,627)	(1,685)
Total equity	59,010	56,269

Total liabilities and equity	$662,500	$631,754

See notes to condensed consolidated financial statements (unaudited)

Note: The balance sheet at December 31, 2013 has been derived from the audited consolidated financial statements at that date

SB FINANCIAL GROUP, INC.
Condensed Consolidated Statements of Income (Unaudited)

($ in thousands, except share data)	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
Interest income	2014	2013	2014	2013
Loans
Taxable	$5,654	$5,874	$10,895	$11,757
Nontaxable	13	16	29	40
Securities
Taxable	310	296	619	626
Nontaxable	179	174	354	344
Total interest income	6,156	6,360	11,897	12,767

Interest expense
Deposits	503	573	1,001	1,179
Repurchase Agreements & Other	4	15	15	31
Federal Home Loan Bank advances	71	84	145	174
Trust preferred securities	330	338	663	741
Total interest expense	908	1,010	1,824	2,125

Net interest income	5,248	5,350	10,073	10,642

Provision for loan losses	150	200	150	499

Net interest income after provision for loan losses	5,098	5,150	9,923	10,143

Noninterest income
Wealth Management Fees	649	652	1,281	1,295
Customer service fees	665	639	1,275	1,255
Gain on sale of mtg. loans & OMSR's	1,211	1,450	1,783	2,934
Mortgage loan servicing fees, net	156	418	401	597
Gain on sale of non-mortgage loans	84	82	107	238
Data service fees	322	458	628	872
Net gain on sales of securities	56	-	56	20
Gain/(loss) on sale/disposal of assets	(15)	(129)	(49)	(234)
Other income	167	250	372	410
Total non-interest income	3,295	3,820	5,854	7,387

Noninterest expense
Salaries and employee benefits	3,451	3,688	6,571	7,127
Net occupancy expense	485	513	1,058	1,054
Equipment expense	645	703	1,284	1,458
Data processing fees	249	194	460	271
Professional fees	465	499	803	928
Marketing expense	170	92	293	200
Telephone and communication	107	158	219	316
Postage and delivery expense	187	209	391	424
State, local and other taxes	95	138	187	272
Employee expense	140	126	255	278
Intangible amortization expense	131	153	262	306
OREO Impairment	-	-	-	33
Other expenses	502	607	922	1,083

Total non-interest expense	6,627	7,080	12,705	13,750

Income before income tax expense	1,766	1,890	3,072	3,780
Income tax expense	521	571	847	1,143

Net income	$1,245	$1,319	$2,225	$2,637

Common share data:
Basic earnings per common share	$0.26	$0.27	$0.46	$0.54

Diluted earnings per common share	$0.25	$0.27	$0.46	$0.54

See notes to condensed consolidated financial statements (unaudited)

SB Financial Group, Inc.
Condensed Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
($'s in thousands)	2014	2013	2014	2013

Net income	$1,245	$1,319	$2,225	$2,637
Other comprehensive (loss)/income:
Available-for-sale investment securities:
Gross unrealized holding (loss) gain arising in the period	815	(1,708)	1,320	(2,001)
Related tax (expense) benefit	(277)	581	(449)	680
Less: reclassification adjustment for loss realized in income	(56)	-	(56)	(20)
Related tax benefit	19	-	19	7
Net effect on other comprehensive (loss) income	501	(1,127)	834	(1,334)
Total comprehensive income	$1,746	$192	$3,059	$1,303

SB Financial Group, Inc.
Condensed Consolidated Statements of Shareholders’ Equity (unaudited)

	Preferred	Common	Additional	Retained	Accumulated Other Comprehensive	Treasury
($'s in thousands except per share data)	Stock	Stock	Paid-in Capital	Earnings	Income (Loss)	Stock	Total

Balance, January 1, 2014	$-	$12,569	$15,412	$29,899	$74	$(1,685)	$56,269
Net Income				2,225			2,225
Other Comprehensive Income					834		834
Dividends on Common Stk., $0.075 per share				(367)			(367)
Restricted Stock Issuance						33	33
Stock options exercised			(41)			25	(16)
Expense of stock option plan			32				32
Balance, June 30, 2014	$-	$12,569	$15,403	$31,757	$908	$(1,627)	$59,010

Balance, January 1, 2013	$-	$12,569	$15,374	$25,280	$1,830	$(1,769)	$53,284
Net Income				2,637			2,637
Other Comprehensive Loss					(1,334)		(1,334)
Dividends on Common Stk., $0.025 per share				(269)			(269)
Stock options exercised			(34)			51	17
Expense of stock option plan			52				52
Balance, June 30, 2013	$-	$12,569	$15,392	$27,648	$496	$(1,718)	$54,387

See notes to condensed consolidated financial statements (unaudited)

SB Financial Group, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
($'s in thousands)	2014	2013
Operating Activities
Net Income	$2,225	$2,637
Items (using)/providing cash
Depreciation and amortization	571	501
Provision for loan losses	150	499
Expense of share-based compensation plan	32	52
Amortization of premiums and discounts on securities	481	543
Amortization of intangible assets	262	306
Amortization of originated mortgage servicing rights	117	535
Recapture of originated mortgage servicing rights impairment	-	(444)
Proceeds from sale of loans held for sale	100,276	150,295
Originations of loans held for sale	(100,165)	(153,912)
Impairment of mortgage servicing rights	101	-
Gain from sale of loans	(1,890)	(3,172)
Gain on sales of available for sale securities	(56)	(20)
Loss on sale of assets	52	177
OREO impairment	-	33
Changes in
Interest receivable	(175)	(340)
Other assets	(3,925)	1,704
Income from bank owned life insurance	(153)	(165)
Interest payable and other liabilities	(156)	(226)

Net cash used in operating activities	(2,253)	(997)

Investing Activities
Purchases of available-for-sale securities	(9,685)	(16,835)
Proceeds from maturities of available-for-sale securities	10,377	16,360
Proceeds from sales of available-for-sale-securities	4,298	1,235
Net change in loans	(29,522)	(277)
Purchase of premises and equipment and software	(1,255)	(499)
Proceeds from sales or disposal of premises and equipment	-	239
Proceeds from sale of foreclosed assets	238	828

Net cash (used in) provided by investing activities	(25,549)	1,051

Financing Activities
Net increase in demand deposits, money market, interest checking and savings accounts	5,283	2,382
Net increase (decrease) in certificates of deposit	550	(18,005)
Net increase (decrease) in securities sold under agreements to repurchase	2,550	(1,019)
Repayment of Federal Home Loan Bank advances	(2,000)	-
Proceeds from Federal Home Loan Bank advances	23,000	9,000
Proceeds from stock options exercised	16	17
Dividends on Common Stock	(367)	(269)
Repayment of notes payable	(589)	(554)

Net cash provided by (used in) financing activities	28,443	(8,448)

Increase (decrease) in Cash and Cash Equivalents	641	(8,394)

Cash and Cash Equivalents, Beginning of Year	13,137	19,144

Cash and Cash Equivalents, End of Period	$13,778	$10,750

Supplemental Cash Flows Information

Interest paid	$1,808	$1,548
Income taxes paid	$780	$550
Transfer of loans to foreclosed assets	$153	$626

See notes to condensed consolidated financial statements (unaudited)

SB FINANCIAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1—BASIS OF PRESENTATION

SB Financial Group, Inc. (the “Company”) is a bank holding company whose principal activity is the ownership and management of its wholly-owned subsidiaries, The State Bank and Trust Company (“State Bank”), RFCBC, Inc. (“RFCBC”), Rurbanc Data Services, Inc. dba RDSI Banking Systems (“RDSI”), Rurban Statutory Trust I (“RST I”), and Rurban Statutory Trust II (“RST II”).  State Bank owns all of the outstanding stock of Rurban Mortgage Company (“RMC”), and State Bank Insurance, LLC (“SBI”).

The consolidated financial statements include the accounts of the Company, State Bank, RFCBC, RDSI, RMC, and SBI.  All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q.  Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  The financial statements reflect all adjustments that are, in the opinion of management, necessary to fairly present the financial position, results of operations and cash flows of the Company.  Those adjustments consist only of normal recurring adjustments.  Results of operations for the six months ended June 30, 2014, are not necessarily indicative of results for the complete year.

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

The following paragraphs summarize the impact of new accounting pronouncements:

ASU No. 2014-06: Technical Corrections and Improvements Related Glossary Terms.

A standing project exists on the FASB’s agenda to address feedback and to make other incremental improvements to U.S. GAAP. This perpetual project should eliminate the need for periodic agenda requests for narrow and incremental items. The Board decided that the types of issues that it will consider through this project are changes to clarify the Codification or correct unintended application of guidance that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. This Update is limited to those amendments related to the Master Glossary, including technical corrections related to glossary links, glossary term deletions, and glossary term name changes. In addition, this Update includes more substantive, limited-scope improvements to reduce instances of the same term appearing multiple times in the Master Glossary with similar, but not entirely identical, definitions. Management does not believe these technical corrections will have a material impact on the Company’s Consolidated Financial Statements.

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

NOTE 2—EARNINGS PER SHARE

Earnings per share (EPS) have been computed based on the weighted average number of shares outstanding during the periods presented. For the period ended June 30, 2014, share based awards totaling 66,570 common shares were not considered in computing diluted EPS as they were anti-dilutive.  For the period ended June 30, 2013, share based awards totaling 151,349 common shares were not considered in computing diluted EPS as they were anti-dilutive. The average number of shares used in the computation of basic and diluted earnings per share were:

	Three Months Ended		Six Months Ended
(shares in thousands)	June 30,		June 30,
	2014	2013	2014	2013
Basic earnings per share	4,875	4,866	4,873	4,864
Diluted earnings per share	4,893	4,870	4,894	4,870

NOTE 3 - SECURITIES

The amortized cost and appropriate fair values, together with gross unrealized gains and losses, of securities at June 30, 2014 and December 31, 2013 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Approximate
($'s in thousands)	Cost	Gains	Losses	Fair Value
Available-for-Sale Securities:
June 30, 2014:
U.S. Treasury and Government agencies	$18,621	$159	$(53)	$18,727
Mortgage-backed securities	47,393	630	(285)	47,738
State and political subdivisions	18,172	963	(37)	19,098
Equity securities	23	-	-	23
	$84,209	$1,752	$(375)	$85,586

		Gross	Gross
	Amortized	Unrealized	Unrealized
($ in thousands)	Cost	Gains	Losses	Fair Value
Available-for-Sale Securities:
December 31, 2013:
U.S. Treasury and Government agencies	$11,305	$120	$(125)	$11,300
Mortgage-backed securities	57,322	417	(516)	57,223
State and political subdivisions	17,937	546	(328)	18,155
Money Market Mutual Fund	3,092	-	-	3,092
Equity securities	23	-	-	23
	$89,679	$1,083	$(969)	$89,793

The amortized cost and fair value of securities available for sale at June 30, 2014, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale
	Amortized	Fair
($'s in thousands)	Cost	Value
June 30, 2014:
Within one year	$486	$498
Due after one year through five years	1,587	1,647
Due after five years through ten years	7,771	7,976
Due after ten years	26,949	27,704
	36,793	37,825

Mortgage-backed securities & equity securities	47,416	47,761
	$84,209	$85,586

The fair value of securities pledged as collateral, to secure public deposits and for other purposes, was $65.3 million at June 30, 2014 and $42.3 million at December 31, 2013.  The fair value of securities delivered for repurchase agreements was $19.3 million at June 30, 2014 and $17.5 million at December 31, 2013.

Gross gains of $0.06 million resulting from sales of available-for-sale securities, were realized during the six-month period ending June 30, 2014. There were realized gains of $0.02 million from sales of available-for-sale securities for the six-month period ending June 30, 2013. The $0.06 million and the $0.02 million gain on sale was a reclassification from accumulated other comprehensive income (OCI) and is included in the net gain on sales of securities. The related $0.02 million and the $0.01 million in tax expense is a reclassification from OCI and is included in the income tax expense line item in the income statement.

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost.  Total fair value of these investments was $21.6 million at June 30, 2014, and $35.8 million at December 31, 2013, which was approximately 25.2 and 39.9 percent, respectively, of the Company’s available-for-sale investment portfolio at such dates.  Based on evaluation of available evidence, including recent changes in market interest rates, credit rating information and information obtained from regulatory filings, management believes the declines in fair value for these securities are temporary.  Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.

Securities with unrealized losses, aggregated by investment class and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2014 and December 31, 2013 are as follows:

($ in thousands)	Less than 12 Months		12 Months or Longer		Total
June 30, 2014	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-Sale Securities:
U.S. Treasury and Government agencies	$3,315	$(19)	$2,966	$(34)	$6,281	$(53)
Mortgage-backed securities	5,886	(21)	7,735	(264)	13,621	(285)
State and political subdivisions	-	-	1,672	(37)	1,672	(37)
	$9,201	$(40)	$12,373	$(335)	$21,574	$(375)

($ in thousands)	Less than 12 Months		12 Months or Longer		Total
December 31, 2013	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-Sale Securities:

U.S. Treasury and Government agencies	$3,834	$(125)	$-	$-	$3,834	$(125)
Mortgage-backed securities	$24,773	$(410)	$2,333	$(106)	$27,106	$(516)
State and politicalsubdivisions	4,868	(328)	-	-	4,868	(328)
	$33,475	$(863)	$2,333	$(106)	$35,808	$(969)

The total unrealized loss as of June 30, 2014 in the securities portfolio is contained in 25 percent of the portfolio with a potential loss of $0.4 million, which is down from the $1.0 million unrealized loss at December 31, 2013. The unrealized losses are contained within 19 individual securities and are not segregated by type or duration of security.  Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concern warrants such evaluation.  Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent of the Company to not sell the investment and whether it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost.  Management has determined there is no other-than-temporary-impairment on these securities.

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

Categories of loans at June 30, 2014 and December 31, 2013 include:

($ in thousands)	Total Loans		Non-Accrual Loans
	Jun. 2014	Dec. 2013	Jun. 2014	Dec. 2013
Commercial & Industrial	$92,424	$85,368	1,485	2,316
Commercial RE & Construction	215,824	205,301	699	532
Agricultural & Farmland	43,475	39,210	-	-
Residential Real Estate	105,054	99,620	1,534	1,651
Consumer & Other	49,350	47,804	288	345
Total loans, net of unearned income	$506,127	$477,303	$4,006	$4,844

Allowance for loan losses	$(6,568)	$(6,964)

The following tables present the activity in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of June 30, 2014, December 31, 2013 and June 30, 2013.

For the Three Months Ended
June 30, 2014 ($'s in thousands)	Commercial & Industrial	Commercial RE & Construction	Agricultural & Farmland	Residential Real Estate	Consumer & Other	Total

ALLOWANCE FOR LOAN AND LEASE LOSSES

Beginning balance	$1,902	$2,751	$177	$1,161	$735	$6,726
Charge Offs	(300)	(1)	-	-	(29)	$(330)
Recoveries	2	8	1	9	2	22
Provision	56	(101)	16	96	83	150
Ending Balance	$1,660	$2,657	$194	$1,266	$791	$6,568

For the Six Months Ended
June 30, 2014 ($'s in thousands)	Commercial & Industrial	Commercial RE & Construction	Agricultural & Farmland	Residential Real Estate	Consumer & Other	Total

ALLOWANCE FOR LOAN AND LEASE LOSSES

Beginning balance	$2,175	$2,708	$159	$1,067	$855	$6,964
Charge Offs	(607)	(1)	-	(15)	(30)	$(653)
Recoveries	12	60	1	14	20	107
Provision	80	(110)	34	200	(54)	150
Ending Balance	$1,660	$2,657	$194	$1,266	$791	$6,568

Loans Receivable at June 30, 2014

Allowance:
Ending balance:
individuallye valuated for impairment	$337	$17	$-	$168	$53	$575
Ending balance:
collectivelye valuated for impairment	$1,323	$2,640	$194	$1,098	$738	$5,993
Loans:
Ending balance:
individually evaluated for impairment	$1,308	$606	$-	$1,816	$570	$4,300
Ending balance:
collectivelye valuated for impairment	$91,116	$215,218	$43,475	$103,238	$48,780	$501,827

December 31, 2013 ($'s in thousands)	Commercial & Industrial	Commercial RE & Construction	Agricultural & Farmland	Residential Real Estate	Consumer & Other	Total

Loans Receivable at December 31, 2013
Allowance:
Ending balance:
individually evaluated for impairment	$1,079	$56	$-	$192	$168	$1,495
Ending balance:
collectively evaluated for impairment	$1,096	$2,652	$159	$875	$687	$5,469
Loans:
Ending balance:
individually evaluated for impairment	$2,116	$649	$-	$1,985	$590	$5,340
Ending balance:
collectively evaluated for impairment	$83,252	$204,652	$39,210	$97,635	$47,214	$471,963

		Commercial
	Commercial	RE &	Agricultural	Residential	Consumer
($'s in thousands)	& Industrial	Construction	& Farmland	Real Estate	& Other	Total

ALLOWANCE FOR LOAN AND LEASE LOSSES

For the Three Months Ended
June 30, 2013

Beginning balance	$1,480	$3,266	$179	$1,110	$957	$6,992
Charge Offs	(1)	-	-	(98)	(114)	(213)
Recoveries	11	2	1	19	1	34
Provision	57	(209)	-	152	200	200
Ending Balance	$1,547	$3,059	$180	$1,183	$1,044	$7,013

For the Six Months Ended
June 30, 2013

Beginning balance	$1,561	$3,034	$186	$1,088	$942	$6,811
Charge Offs	(1)	(5)	-	(98)	(245)	(349)
Recoveries	14	15	2	19	2	52
Provision	(27)	15	(8)	174	345	499
Ending Balance	$1,547	$3,059	$180	$1,183	$1,044	$7,013

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

The following tables present the credit risk profile of the Company’s loan portfolio based on rating category and payment activity as of June 30, 2014 and December 31, 2013.

June 30, 2014	Commercial	Commercial RE	Agricultural	Residential	Consumer
Loan Grade	& Industrial	& Construction	& Farmland	Real Estate	& Other	Total
($ in thousands)
1-2	$1,457	$73	$72	$-	$-	$1,602
3	21,761	51,738	9,184	96,419	44,127	223,229
4	64,703	151,136	34,219	5,807	4,862	260,727
Total Pass	87,921	202,947	43,475	102,226	48,989	485,558

Special Mention	2,505	7,344	-	1,036	7	10,892
Substandard	775	4,834	-	258	66	5,933
Doubtful	1,223	699	-	1,534	288	3,744
Loss	-	-	-	-	-	-
Total Loans	$92,424	$215,824	$43,475	$105,054	$49,350	$506,127

December 31, 2013	Commercial	Commercial RE	Agricultural	Residential	Consumer
Loan Grade	& Industrial	& Construction	& Farmland	Real Estate	& Other	Total
($ in thousands)
1-2	$1,345	$81	$76	$-	$87	$1,589
3	22,328	44,095	6,543	90,606	43,250	206,822
4	56,188	146,861	32,591	5,700	3,782	245,122
Total Pass	79,861	191,037	39,210	96,306	47,119	453,533

Special Mention	3,159	8,917	-	1,373	86	13,535
Substandard	32	4,815	-	290	84	5,221
Doubtful	2,316	532	-	1,651	515	5,014
Loss	-	-	-	-	-	-
Total Loans	$85,368	$205,301	$39,210	$99,620	$47,804	$477,303

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

The following tables present the Company’s loan portfolio aging analysis as of June 30, 2014 and December 31, 2013.

	30-59 Days	60-89 Days	Greater Than	Total Past		Total Loans
June 30, 2014	Past Due	Past Due	90 Days	Due	Current	Receivable
($ in thousands)

Commercial & Industrial	$127	$-	$1,259	$1,386	$91,038	$92,424
Commercial RE & Construction	-	-	699	699	215,125	215,824
Agricultural & Farmland	-	-	-	-	43,475	43,475
Residential Real Estate	141	52	519	712	104,342	105,054
Consumer & Other	65	-	117	182	49,168	49,350
Total Loans	$333	$52	$2,594	$2,979	$503,148	$506,127

	30-59 Days	60-89 Days	Greater Than	Total Past		Total Loans
December 31, 2013	Past Due	Past Due	90 Days	Due	Current	Receivable
($ in thousands)

Commercial & Industrial	$-	$-	$1,890	$1,890	$83,478	$85,368
Commercial RE & Construction	424	364	168	956	204,345	205,301
Agricultural & Farmland	-	-	-	-	39,210	39,210
Residential Real Estate	-	14	453	467	99,153	99,620
Consumer & Other	22	34	98	154	47,650	47,804
Total Loans	$446	$412	$2,609	$3,467	$473,836	$477,303

All loans past due 90 days are systematically placed on nonaccrual status.

A loan is considered impaired, in accordance with the impairment accounting guidance (ASC 310-10-35-16) when based on current information and events, it is probable State Bank will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan.  Impaired loans include nonperforming commercial loans but also include loans modified in troubled debt restructurings where concessions have been granted to borrowers experiencing financial difficulties. These concessions could include a reduction in the interest rate on the loan, payment extensions, forgiveness of principal, forebearance or other actions intended to maximize collection.

The following tables present impaired loan information as of and for the six months ended June 30, 2014 and 2013, and for the twelve months ended December 31, 2013:

Three Months Ended				Average
June 30, 2014	Recorded	Unpaid Principal	Related	Recorded	Interest Income
($'s in thousands)	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Commercial & Industrial	$316	$316	$-	$316	$-
Commercial RE & Construction	422	422	-	596	-
Agricultural & Farmland	-	-	-	-	-
Residential Real Estate	844	898	-	1,058	13
Consumer & Other	103	103	-	110	2
All Impaired Loans < $100,000	1,161	1,161	-	1,161	-
With a specific allowance recorded:
Commercial & Industrial	992	1,592	337	1,608	-
Commercial RE & Construction	184	184	17	185	3
Agricultural & Farmland	-	-	-	-	-
Residential Real Estate	972	972	168	1,026	10
Consumer & Other	467	467	53	491	6
Totals:
Commercial & Industrial	$1,308	$1,908	$337	$1,924	$-
Commercial RE & Construction	$606	$606	$17	$781	$3
Agricultural & Farmland	$-	$-	$-	$-	$-
Residential Real Estate	$1,816	$1,870	$168	$2,084	$23
Consumer & Other	$570	$570	$53	$601	$8
All Impaired Loans < $100,000	$1,161	$1,161	$-	$1,161	$-

Six Months Ended	Average	Interest
June 30, 2014	Recorded	Income
($'s in thousands)	Investment	Recognized
With no related allowance recorded:
Commercial & Industrial	$316	$-
Commercial RE & Construction	596	-
Agricultural & Farmland	-	-
Residential Real Estate	1,061	28
Consumer & Other	112	5
All Impaired Loans < $100,000	1,161	-
With a specific allowance recorded:
Commercial & Industrial	1,645	-
Commercial RE & Construction	186	5
Agricultural & Farmland	-	-
Residential Real Estate	1,029	20
Consumer & Other	494	13
Totals:
Commercial & Industrial	$1,961	$-
Commercial RE & Construction	$782	$5
Agricultural & Farmland	$-	$-
Residential Real Estate	$2,090	$48
Consumer & Other	$606	$18
All Impaired Loans < $100,000	$1,161	$-

Twelve Months Ended
December 31, 2013	Recorded	Unpaid Principal	Related
($'s in thousands)	Investment	Balance	Allowance
With no related allowance recorded:
Commercial & Industrial	$316	$316	$-
Commercial RE & Construction	389	442	-
Agricultural & Farmland	-	-	-
Residential Real Estate	1,131	1,131	-
Consumer & Other	252	252	-
All Impaired Loans < $100,000	1,242	1,242	-
With a specific allowance recorded:
Commercial & Industrial	1,800	1,800	1,079
Commercial RE & Construction	260	260	56
Agricultural & Farmland	-	-	-
Residential Real Estate	854	854	192
Consumer & Other	338	338	168
Totals:
Commercial & Industrial	$2,116	$2,116	$1,079
Commercial RE & Construction	$649	$702	$56
Agricultural & Farmland	$-	$-	$-
Residential Real Estate	$1,985	$1,985	$192
Consumer & Other	$590	$590	$168
All Impaired Loans < $100,000	$1,242	$1,242	$-

	Six Months Ended June 30, 2013		Three Months Ended June 30, 2013
	Average Recorded	Interest Income	Average Recorded	Interest Income
($'s in thousands)	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
Commercial & Industrial	$347	$-	$347	$-
Commercial RE & Construction	202	-	202	-
Agricultural & Farmland	-	-	-	-
Residential Real Estate	1,162	23	1,160	11
Home Equity Consumer & Other	180	5	178	2
All Impaired Loans < $100,000	936	-	936	-
With a specific allowance recorded:
Commercial & Industrial	699	-	648	-
Commercial RE & Construction	262	6	261	3
Agricultural & Farmland	-	-	-	-
Residential Real Estate	1,431	30	1,429	14
Home Equity Consumer & Other	574	16	570	8
Totals:
Commercial & Industrial	$1,046	$-	$995	$-
Commercial RE & Construction	$464	$6	$463	$3
Agricultural & Farmland	$-	$-	$-	$-
Residential Real Estate	$2,593	$53	$2,589	$25
Consumer & Other	$754	$21	$748	$10
All Impaired Loans < $100,000	$936	$-	$936	$-

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

The following presents the activity of TDRs during the three and six months ended June 30, 2014, and June 30, 2013.

Three Months Ended June 30, 2014

($ in thousands)	Number of Loans	Pre-Modification Recorded Balance	Post Modification Recorded Balance

Residential Real Estate	-	$-	$-
Consumer & Other	-	-	-

Total Modifications	-	$-	$-

($ in thousands)	Interest			Total
	Only	Term	Combination	Modification

Residential Real Estate	$-	$-	$-	$-
Consumer & Other	-	-	-	-

Total Modifications	$-	$-	$-	$-

The loans described above increased the allowance for loan and lease losses ("ALLL") by $0.00 million in the three month period ended June 30, 2014.

Six Months Ended June 30, 2014

($ in thousands)	Number of Loans	Pre-Modification Recorded Balance	Post Modification Recorded Balance
Residential Real Estate	-	$-	$-
Consumer & Other	-	-	-

Total Modifications	-	$-	$-

($ in thousands)	Interest			Total
	Only	Term	Combination	Modification
Residential Real Estate	$-	$-	$-	$-
Consumer & Other	-	-	-	-

Total Modifications	$-	$-	$-	$-

The loans described above increased the allowance for loan and lease losses ("ALLL") by $0.00 million in the six month period ended June 30, 2014.

Three Months Ended June 30, 2013

($ in thousands)	Number of	Pre-Mod	Post-Mod
	Loans	Balance	Balance

Residential Real Estate	-	$-	$-
Consumer & Other	-	-	-

Total Modifications	-	$-	$-

($ in thousands)	Interest			Total
	Only	Term	Combination	Modification

Residential Real Estate	$-	$-	$-	$-
Consumer & Other	-	-	-	-

Total Modifications	$-	$-	$-	$-

The loans described above increased the allowance for loan and lease losses ("ALLL") by $0.00 million in the three month period ended June 30, 2013.

	Six Months Ended June 30, 2013

($ in thousands)	Number of	Pre-Mod	Post-Mod
	Loans	Balance	Balance

Residential Real Estate	1	$14	$14
Consumer & Other	1	12	12

Total Modifications	2	$26	$26

($ in thousands)	Interest			Total
	Only	Term	Combination	Modification

Residential Real Estate	$-	$14	$-	$14
Consumer & Other	-	12	-	12

Total Modifications	$-	$26	$-	$26

The loans described above increased the allowance for loan and lease losses ("ALLL") by $0.01 million in the six month period ended June 30, 2013.

Troubled Debt Restructurings Modified in the Past 12 Months that have Subsequently Defaulted as of June 30, 2014

	Number of	Recorded
($ in thousands)	Contracts	Balance

Residential Real Estate	4	$67
Consumer & Other	-	-

	4	$67

Troubled Debt Restructurings Modified in the Past 12 Months that have Subsequently Defaulted as of June 30, 2013

	Number of	Recorded
($ in thousands)	Contracts	Balance

Residential Real Estate	4	$194
Consumer & Other	-	-

	4	$194

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

Non-designated Hedges

The Company does not use derivatives for trading or speculative purposes.  Derivatives not designated as hedges are not speculative and result from a service the Company provides to certain customers.  The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies.  Those interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions.  As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings.  As of June 30, 2014 and December 31, 2013, the notional amount of customer-facing swaps was approximately $13.1 million and $13.5 million, respectively.  This amount is offset with third party counterparties, as described above.

The Company has minimum collateral posting thresholds with its derivative counterparties.  As of June 30, 2014 and December 31, 2013, the Company had posted cash as collateral in the amount of $0.2 million and $0.2 million, respectively.

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of the Company’s derivative financial instruments, as well as their classification on the Balance Sheet, as of June 30, 2014 and December 31, 2013.

	Asset Derivatives		Liability Derivatives
($ in thousands)	June 30, 2014		June 30, 2014
Derivatives not designated as hedging instruments:	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Interest rate contracts	Other Assets	$279	Other Liabilities	$279

	Asset Derivatives		Liability Derivatives
	December 31, 2013		December 31, 2013
Derivatives not designated as hedging instruments:	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Interest rate contracts	Other Assets	$257	Other Liabilities	$257

Effect of Derivative Instruments on the Income Statement

The Company’s derivative financial instruments had no net effect on the Income Statements for the three months ended June 30, 2014 and 2013.

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

The following table presents the fair value measurements of assets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2014 and December 31, 2013.

($'s in thousands)	Fair Values at	Fair Value Measurements Using:
Description	6/30/2014	Level 1	Level 2	Level 3
Available-for-Sale Securities:
U.S. Treasury and Government Agencies	$18,727	$-	$18,727	$-
Mortgage-backed securities	47,738	-	47,738	-
State and political subdivisions	19,098	-	19,098	-
Equity securities	23	-	23	-
Interest rate contracts - assets	279	-	279	-
Interest rate contracts - liabilities	(279)	-	(279)	-

($'s in thousands)	Fair Values at	Fair Value Measurements Using:
Description	12/31/2013	Level 1	Level 2	Level 3
Available-for-Sale Securities:
U.S. Treasury and Government Agencies	$11,300	$-	$11,300	$-
Mortgage-backed securities	57,223	-	57,223	-
State and political subdivisions	18,155	-	18,155	-
Money Market Mutual Funds	3,092	3,092	-	-
Equity securities	23	-	23	-
Interest rate contracts - assets	257	-	257	-
Interest rate contracts - liabilities	(257)	-	(257)	-

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

Collateral-dependent Impaired Loans, NET of ALLL

Loans for which it is probable the Company will not collect all principal and interest due according to contractual terms are measured for impairment.  The estimated fair value of collateral-dependent impaired loans is based on the appraised value of the collateral, less estimated cost to sell.  Collateral-dependent impaired loans are classified within Level 3 of the fair value hierarchy.  This method requires obtaining an independent appraisal of the collateral, which is reviewed for accuracy and consistency by Credit Administration.   These appraisers are selected from the list of approved appraisers maintained by management.  The appraised values are reduced by applying a discount factor to the value based on the Company’s loan review policy.  All impaired loans held by the Company were collateral dependent at June 30, 2014 and December 31, 2013.

Mortgage Servicing Rights

Mortgage servicing rights do not trade in an active, open market with readily observable prices. Accordingly, fair value is estimated using discounted cash flow models associated with the servicing rights and discounting the cash flows using discount market rates, prepayment speeds and default rates. The servicing portfolio has been valued using all relevant positive and negative cash flows including servicing fees; miscellaneous income and float; marginal costs of servicing; the cost of carry of advances; and foreclosure losses; and applying certain prevailing assumptions used in the marketplace. Due to the nature of the valuation inputs, mortgage servicing rights are classified within Level 3 of the hierarchy.  These mortgage servicing rights are tested for impairment on a quarterly basis.

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

The following table presents the fair value measurements of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fell at June 30, 2014 and December 31, 2013:

($'s in thousands)	Fair Values at	Fair Value Measurements Using:
Description	6/30/2014	Level 1	Level 2	Level 3
Collateral dependent impaired loans	$2,793	$-	$-	$2,793
Mortgage servicing rights	1,863	-	-	1,863

($'s in thousands)	Fair Values at	Fair Value Measurements Using:
Description	12/31/2013	Level 1	Level 2	Level 3
Collateral dependent impaired loans	$3,540	$-	$-	$3,540
Mortgage servicing rights	2,029	-	-	2,029
Foreclosed assets	45	-	-	45

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements.

	Fair Value at	Valuation		Range (Weighted
($'s in thousands)	6/30/2014	Technique	Unobservable Inputs	Average)

Collateral-dependent impaired loans	$2,793	Market comparable properties	Comparability adjustments (%)	Not available

Mortgage servicing rights	1,863	Discounted cash flow	Discount Rate	9.88%
			Constant prepayment rate	9.60%
			P&I earnings credit	0.15%
			T&I earnings credit	1.74%
			Inflation for cost of servicing	1.50%

	Fair Value at	Valuation		Range (Weighted
($'s in thousands)	12/31/2013	Technique	Unobservable Inputs	Average)

Collateral-dependent impaired loans	$3,540	Market comparable properties	Comparability adjustments (%)	Not available

Mortgage servicing rights	2,029	Discounted cash flow	Discount Rate	10.25%
			Constant prepayment rate	8.50%
			P&I earnings credit	0.17%
			T&I earnings credit	1.54%
			Inflation for cost of servicing	1.50%

Foreclosed assets	45	Market comparable properties	Marketability discount	10.00%

There were no changes in the inputs or methodologies used to determine fair value at June 30, 2014 as compared to December 31, 2013.

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

Loans

The estimated fair value for loans receivable, including loans held for sale, net, is based on estimates of the rate State Bank would charge for similar loans at June 30, 2014 and December 31, 2013, applied for the time period until the loans are assumed to re-price or be paid.

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

Deposits, Repurchase agreements, Notes payable & FHLB advances

Deposits include demand deposits, savings accounts, NOW accounts and certain money market deposits. The carrying amount approximates the fair value. The estimated fair value for fixed-maturity time deposits, as well as borrowings, is based on estimates of the rate State Bank could pay on similar instruments with similar terms and maturities at June 30, 2014 and December 31, 2013.

Loan Commitments

The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties.  The estimated fair values for other financial instruments and off-balance-sheet loan commitments approximate cost at June 30, 2014 and December 31, 2013 and are not considered significant to this presentation.

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

June 30, 2014	Carrying	Fair Value Measurements Using
($'s in thousands)	Amount	(Level 1)	(Level 2)	(Level 3)

Financial assets
Cash and cash equivalents	$13,778	$13,778	$-	$-
Loans held for sale	8,290	-	8,527	-
Loans, net of allowance for loan losses	499,559	-	-	500,530
Federal Reserve and FHLB Bank stock	3,748	-	3,748	-
Mortgage Servicing Rights	5,375	-	-	6,239
Accrued interest receivable	1,456	-	1,456	-

Financial liabilities
Deposits	$524,067	$87,706	$438,755	$-
FHLB advances	37,000	-	36,874	-
Repurchase agreements	17,246	-	17,246	-
Trust preferred securities	20,620	-	17,893	-
Accrued interest payable	655	-	655	-

December 31, 2013	Carrying	Fair Value Measurements Using
($'s in thousands)	Amount	(Level 1)	(Level 2)	(Level 3)

Financial assets
Cash and cash equivalents	$13,137	$13,137	$-	$-
Loans held for sale	3,336	-	3,476	-
Loans, net of allowance for loan losses	470,339	-	-	469,505
Federal Reserve and FHLB Bank stock	3,748	-	3,748	-
Mortgage Servicing Rights	5,180	-	-	6,237
Accrued interest receivable	1,281	-	1,281	-

Financial liabilities
Deposits	$518,234	$81,570	$439,273	$-
Notes payable	589	-	600	-
FHLB advances	16,000	-	15,955	-
Repurchase agreements	14,696	-	14,696	-
Trust preferred securities	20,620	-	15,566	-
Accrued interest payable	639	-	639	-

NOTE 7 – SUBSEQUENT EVENTS

On July 3, 2014, the Company informed the trustee for the Company’s trust preferred securities issued by RST I of the Company’s intent to redeem all of the junior subordinated debentures underlying the trust preferred securities prior to their contractual maturity date of September 7, 2030. The Company will redeem the junior subordinated debentures on September 7, 2014 for an amount equal to 103.180% of the $10 million outstanding principal amount of the debt securities, plus accrued interest to the redemption date.

The securities to be redeemed carry a fixed interest rate of 10.6%. The Company will use cash and is expected to utilize a term loan with a correspondent bank. The new term loan will have a variable rate that is tied to the 90-day LIBOR rate. After the completion of this redemption, the Company will have one remaining variable-rate trust preferred security issuance outstanding (issued by RST II in 2005) with an aggregate principal amount outstanding of $10.3 million and a maturity date of September 15, 2035.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Information

This Quarterly Report on Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains certain forward-looking statements that are provided to assist in the understanding of anticipated future financial performance. Forward-looking statements provide current expectations or forecasts of future events and are not guarantees of future performance. Examples of forward-looking statements include: (a) projections of income or expense, earnings per share, the payments or non-payments of dividends, capital structure and other financial items; (b) statements of plans and objectives of the Company or our management or Board of Directors, including those relating to products or services; (c) statements of future economic performance; (d) statements of future customer attraction or retention; and (e) statements of assumptions underlying such statements. Words such as “anticipates”, “believes”, “plans”, “intends”, “expects”, “projects”, “estimates”, “should”, “may”, “would be”, “will allow”, “will likely result”, “will continue”, “will remain”, or other similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying those statements. Forward-looking statements are based on management’s expectations and are subject to a number of risks and uncertainties. Although management believes that the expectations reflected in such forward-looking statements are reasonable, actual results may differ materially from those expressed or implied in such statements. Risks and uncertainties that could cause actual results to differ materially include, without limitation, risks and uncertainties inherent in the national and regional banking industry, changes in economic conditions in the market areas in which the Company and its subsidiaries operate, changes in policies by regulatory agencies, changes in accounting standards and policies, changes in tax laws, fluctuations in interest rates, demand for loans in the market areas in which the Company and its subsidiaries operate, increases in FDIC insurance premiums, changes in the competitive environment, losses of significant customers, geopolitical events and the loss of key personnel. Additional detailed information concerning a number of important factors which could cause actual results to differ materially from the forward-looking statements contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations is available in the Company’s filings with the Securities and Exchange Commission, including the risks identified under the heading “Item 1A. Risk Factors” of Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013. Undue reliance should not be placed on the forward-looking statements, which speak only as of the date hereof. Except as may be required by law, the Company undertakes no obligation to update any forward-looking statement to reflect unanticipated events or circumstances after the date on which the statement is made.

Overview of SB Financial

SB Financial Group, Inc. (“SB Financial” or the “Company”) is a bank holding company registered with the Federal Reserve Board. SB Financial’s wholly-owned subsidiary, The State Bank and Trust Company (“State Bank”), is an Ohio-chartered bank engaged in commercial banking. SB Financial’s technology subsidiary, Rurbanc Data Services, Inc. dba RDSI Banking Systems (“RDSI”), provides item processing services to community banks and businesses.

Rurban Statutory Trust I (“RST I”) was established in August 2000. In September 2000, RST I completed a pooled private offering of 10,000 Trust Preferred Securities with a liquidation amount of $1,000 per security. The proceeds of the offering were loaned to the Company in exchange for junior subordinated debentures of the Company with terms substantially similar to the Trust Preferred Securities. The sole assets of RST I are the junior subordinated debentures, and the back-up obligations, in the aggregate, constitute a full and unconditional guarantee by the Company of the obligations of RST I.

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

The Volcker Rule

In December 2013, five federal agencies adopted a final regulation implementing the Volcker Rule provision of the Dodd-Frank Act (the “Volcker Rule”). The Volcker Rule places limits on the trading activity of insured depository institutions and entities affiliated with a depository institution, subject to certain exceptions. The trading activity includes a purchase or sale as principal of a security, derivative, commodity future or option on any such instrument in order to benefit from short-term price movements or to realize short-term profits. The Volcker Rule exempts specified U.S. Government, agency and/or municipal obligations, and it exempts trading conducted in certain capacities, including as a broker or other agent, through a deferred compensation or pension plan, as a fiduciary on behalf of customers, to satisfy a debt previously contracted, repurchase and securities lending agreements and risk-mitigating hedging activities.

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

State Bank conducted a proforma analysis of the application of these new capital requirements as of September 30, 2013.  Based on that analysis, State Bank determined that as of September 30, 2013 it would have met all of the new requirements, including the full 2.5% capital conservation buffer, and would have remained well capitalized if these new requirements had been in effect on that date.

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

Three Months Ended June 30, 2014 compared to Three Months Ended June 30, 2013

Net Income: Net income for the second quarter of 2014 was $1.2 million, or $0.25 per diluted share, compared to net income of $1.3 million, or $0.27 per diluted share, for the second quarter of 2013.  For the quarter, the Banking Group (consisting primarily of State Bank), had net income of $1.7 million, which is down 6.4 percent compared to the net income of $1.8 million from the year-ago second quarter.  RDSI reported a net loss of $40 thousand compared to a net loss of $10 thousand from the year-ago second quarter.

Provision for Loan Losses: The second quarter provision for loan losses was $0.15 million compared to $0.20 million for the year-ago quarter. Charge-offs for the quarter were $0.31 million compared to $0.18 million for the year-ago quarter.  Total delinquent loans ended the quarter at $3.0 million, which is even to the prior year. Net charge-offs for the quarter exceed provision due to the partial charge-off of a commercial loan, which has an existing allowance allocation.

Asset Quality Review – For the Period Ended ($’s in Thousands)	June 30, 2014	December 31, 2013	June 30, 2013
Net charge-offs	$309	$747	$179
Nonaccruing loans	4,006	4,844	4,386
Accruing Trouble Debt Restructures	1,665	1,739	1,262
Nonaccruing and restructured loans	5,671	6,583	5,648
OREO / OAO	516	651	1,955
Nonperforming assets	6,187	7,233	7,603
Nonperforming assets/Total assets	0.93%	1.14%	1.20%
Allowance for loan losses/Total loans	1.30%	1.46%	1.51%
Allowance for loan losses/Nonperforming loans	115.8%	105.8%	124.2%

Consolidated Revenue: Total revenue, consisting of net interest income fully taxable equivalent (FTE) and noninterest income, was $8.6 million for the second quarter of 2014, a decrease of $0.6 million, or 6.8 percent, from the $9.3 million generated during the 2013 second quarter.

Net interest income (FTE) was $5.3 million, which is down $0.1 million from the prior year second quarter’s $5.4 million. The Company’s earning assets increased $30.2 million, but this was offset by a 37 basis point decrease in the yield on earning assets. The net interest margin for the second quarter of 2014 was 3.60 percent compared to 3.86 percent for the second quarter of 2013.

Noninterest income was $3.3 million for the 2014 second quarter compared to $3.8 million for the prior year period. Excluding data service fees, which are contributed by RDSI, the remaining noninterest income is generated by the Banking Group. RDSI fees continue to trail the prior year due to client losses.

State Bank originated $67.1 million of mortgage loans compared to $81.9 million for the second quarter of 2013.  These second quarter 2014 originations and subsequent sales resulted in $1.2 million of gains, which compares to gains of $1.5 million for the second quarter of 2013.  Net mortgage banking revenue was $1.4 million compared to $1.9 million for the second quarter of 2013 due to the lowered volumes and no recapture of OMSR impairment.

Consolidated Noninterest Expense:  Noninterest expense for the second quarter of 2014 was $6.6 million, compared to $7.1 million in the prior-year second quarter.  The decrease in noninterest expenses compared to the prior year was volume related (mortgage commission and balance growth incentive). In addition, the Company reduced costs for employee benefits and realized reductions in state tax expense, due to the change in the financial institutions tax.

Income Taxes: Income taxes for the second quarter of 2014 were $0.5 million compared to $0.6 million for the second quarter of 2013.  The decrease was due primarily to the decrease in pre-tax income compared to the prior year.

Six Months Ended June 30, 2014 compared to Six Months Ended June 30, 2013

Net Income: Net income for the six months ended June 30, 2014 was $2.2 million, or $0.46 per diluted share, compared to net income of $2.6 million, or $0.54 per diluted share, for the six months ended June 30, 2013.  The Banking Group (consisting primarily of State Bank), had net income of $3.0 million for the first six months of 2014, which is down 13.8 percent compared to the net income of $3.5 million from the first six months of 2013.  RDSI reported a net loss of $108 thousand for the first six months of 2014 compared to net income of $15 thousand from the year-ago first six months.

Provision for Loan Losses: The first six months of 2014 provision for loan losses was $0.2 million compared to $0.5 million for the year-ago first six months. Charge-offs for the first six months of 2014 were $0.6 million compared to $0.3 million for the year-ago first six months. Net charge-offs for the six months exceed provision due to the partial charge-off of an existing allowance allocation.

Consolidated Revenue: Total revenue, consisting of net interest income fully taxable equivalent (FTE) and noninterest income, was $16.1 million for the first six months of 2014, a decrease of $2.1 million, or 11.5 percent, from the $18.2 million generated during the 2013 first six months.

Net interest income (FTE) was $10.3 million for the first six months of 2014, which is down $0.5 million from the prior year first six months $10.8 million. The Company’s earning assets increased $22.9 million, but this was offset by a 48 basis point decrease in the yield on earning assets. The net interest margin for the first six months of 2014 was 3.57 percent compared to 3.86 percent for the first six months of 2013.

Noninterest income was $5.9 million for the 2014 first six months compared to $7.4 million for the prior year six month period. Excluding data service fees, which are contributed by RDSI, the remaining noninterest income is generated by the Banking Group. RDSI fees continue to trail the prior year due to client losses.

State Bank originated $100.3 million of mortgage loans in the first six months of 2014 compared to $153.9 million for the comparable period of 2013.  These originations and subsequent sales from the first six months of 2014 resulted in $1.8 million of gains, which compares to gains of $2.9 million for the first six months of 2013.  Net mortgage banking revenue for the first six months of 2014 was $2.2 million due to the lowered volumes and no recapture of OMSR impairment.

Consolidated Noninterest Expense:  Noninterest expense for the first six months of 2014 was $12.7 million, compared to $13.8 million in the prior-year first six months.  The decrease in noninterest expenses compared to the prior year was volume related (mortgage commission and balance growth incentive) which offset higher weather related costs.  Also impacting the reduction was lower state tax due to the financial institutions tax change.

Income Taxes: Income taxes for the first six months of 2014 were $0.8 million compared to $1.1 million for the first six months of 2013.  The decrease was due primarily to the decrease in pre-tax income compared to the prior year.

Changes in Financial Condition

Total assets at June 30, 2014 were $662.5 million, an increase of $30.7 million or 4.9 percent since 2013 year end. Total loans, net of unearned income, were $506.1 million as of June 30, 2014, up $28.8 million from year end, an increase of 6.0 percent.

Total deposits at June 30, 2014 were $524.1 million, an increase of $5.8 million as compared to December 2013 balances.  Borrowed funds (consisting of notes payable, FHLB advances, and REPOs) totaled $54.2 million at June 30, 2014.  This is up from year end when borrowed funds totaled $31.3 million. Total equity for the Company of $59.0 million now stands at 8.9 percent of total assets, which is flat from the December 31, 2013 level of 8.9 percent. The allowance for loan loss of $6.6 million is down from the prior year by 6.4 percent. This reduction combined with the loan growth of 9.1 percent has reduced the allowance to loans to 1.3 percent. The 1.3 percent level is considered appropriate given the risk profile of the portfolio.

Capital Resources

At June 30, 2014, actual capital levels and minimum required levels were as follows ($’s in thousands):

	Actual		Minimum Required For Capital Adequacy Purposes		Minimum Required To Be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk- weighted assets)
Consolidated	$67,418	13.1%	$41,334	8.0%	$-	N/A
State Bank	$62,017	12.0%	41,511	8.0%	$51,889	10.0%

Both the Company and State Bank were categorized as well capitalized at June 30, 2014.

On July 3, 2014, the Company informed the trustee for the Company’s trust preferred securities (RST I) of its intention to redeem.  See Note 7 – Subsequent Event for further information.

LIQUIDITY

Liquidity relates primarily to the Company’s ability to fund loan demand, meet deposit customers’ withdrawal requirements and provide for operating expenses.  Assets used to satisfy these needs consist of cash and due from banks, federal funds sold, interest-earning deposits in other financial institutions, securities available-for-sale and loans held for sale.  These assets are commonly referred to as liquid assets.  Liquid assets were $107.7 million at June 30, 2014, compared to $106.3 million at December 31, 2013.

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

The Company’s commercial real estate, first mortgage residential and multi-family mortgage portfolio of $320.9 million at June 30, 2014 and $304.9 million at December 31, 2013, which can and has been used to collateralize borrowings, is an additional source of liquidity.  Management believes the Company’s current liquidity level, without these borrowings, is sufficient to meet its liquidity needs.  At June 30, 2014, all eligible commercial real estate, first mortgage residential and multi-family mortgage loans were pledged under an FHLB blanket lien.

The cash flow statements for the periods presented provide an indication of the Company’s sources and uses of cash, as well as an indication of the ability of the Company to maintain an adequate level of liquidity.  A discussion of the cash flow statements for the six months ended June 30, 2014 and 2013 follows.

The Company experienced negative cash flows from operating activities for the six months ended June 30, 2014 and June 30, 2013.  Net cash used in operating activities was $2.3 million for the six months ended June 30, 2014 and $1.0 million for the six months ended June 30, 2013.  Highlights for the current year include $100.3 million in proceeds from the sale of loans, which is down $50.0 million from the prior year.  Originations of loans held for sale was a use of cash of $100.2 million, which is also down from the prior year, by $53.7 million.  For the six months ended June 30, 2014, there was a net increase of Origination Mortgage Servicing Rights (OMSR) impairment of $0.1 million, and gain on sale of loans of $2.5 million.

The Company experienced negative cash flows from investing activities for the six months ended June 30, 2014 and positive cash flows from investing activities for the six months ended June 30, 2013. Net cash flows used in investing activities was $25.5 million for the six months ended June 30, 2014 and cash flows provided by investing activities was $1.1 million for the six months ended June 30, 2013. Highlights for the six months ended June 30, 2014 include $9.7 million in purchases of available-for-sale securities.  These cash payments were offset by $16.4 million in proceeds from maturities of securities, which is down $6.0 million from the prior six month period.  The Company experienced a $29.5 million increase in loans, which is up $29.2 million from the prior year six month period. Sales of foreclosed assets provided cash of $0.02 million for the six months ended June 30, 2014.

The Company experienced positive cash flows from financing activities for the six months ended June 30, 2014 and negative cash flows from financing activities for the six months ended June 30, 2013. Net cash flow provided by financing activities was $28.4 million for the six months ended June 30, 2014 and cash flow used in financing activities of $8.4 million for the six months ended June 30, 2013.  Highlights for the current period include a $5.3 million increase in transaction deposits for the six months ended June 30, 2014, which is up from the $2.4 million increase in transaction deposits for the six months ended June 30, 2013.  Certificates of deposit increased by $0.6 million in the current year compared to a decline of $18.0 million for the prior year. FHLB advances were increased by $21.0 million for the six months ended June 30, 2014.

ALCO uses an economic value of equity (“EVE”) analysis to measure risk in the balance sheet incorporating all cash flows over the estimated remaining life of all balance sheet positions.  The EVE analysis calculates the net present value of the Company’s assets and liabilities in rate shock environments that range from -400 basis points to +400 basis points.  The likelihood of a decrease in rates as of June 30, 2014 and December 31, 2013 was considered unlikely given the current interest rate environment and therefore, only the minus 100 basis point rate change was included in this analysis.  The results of this analysis are reflected in the following tables for June 30, 2014 and December 31, 2013.

June 30, 2014 Economic Value of Equity ($’s in thousands)
Change in Rates	$ Amount	$ Change	% Change
+400 basis points	108,375	16,793	18.34
+300 basis points	105,835	14,253	15.56
+200 basis points	102,329	10,746	11.73
+100 basis points	97,729	6,146	6.71
Base Case	91,582	-	-
-100 basis points	84,018	(7,565)	(8.26)
December 31, 2013 Economic Value of Equity ($’s in thousands)
Change in Rates	$ Amount	$ Change	% Change
+400 basis points	105,687	13,393	14.51%
+300 basis points	103,812	11,517	12.48%
+200 basis points	101,018	8,724	9.45%
+100 basis points	97,311	5,017	5.44%
Base Case	92,294	-	-
-100 basis points	86,266	(6,029)	(6.53%)

Off-Balance-Sheet Borrowing Arrangements:

Significant additional off-balance-sheet liquidity is available in the form of FHLB advances and unused federal funds lines from correspondent banks.  Management expects the risk of changes in off-balance-sheet arrangements to be immaterial to earnings.

The Company’s commercial real estate, first mortgage residential and multi-family mortgage portfolios of $320.9 million have been pledged to meet FHLB collateralization requirements as of June 30, 2014.  Based on the current collateralization requirements of the FHLB, the Company had approximately $12.7 million of additional borrowing capacity at June 30, 2014. The Company also had $20.1 million in unpledged securities that may be used to pledge for additional borrowings.

At June 30, 2014, the Company had unused federal funds lines totaling $16.5 million, with a zero balance outstanding.

The Company’s contractual obligations as of June 30, 2014 were comprised of long-term debt obligations, other debt obligations, operating lease obligations and other long-term liabilities.  Long-term debt obligations are comprised of FHLB Advances of $37.0 million, and Trust Preferred securities of $20.6.  The operating lease obligations consist of a lease on the RDSI-North building of $162 thousand per year and a lease on the DCM-Lansing facility of $105 thousand per year.  Total time deposits at June 30, 2014 were $176.6 million, of which $82.2 million matures beyond one year.

Also, as of June 30, 2014, the Company had commitments to sell mortgage loans totaling $19.8 million.  The Company believes that it has adequate resources to fund commitments as they arise and that it can adjust the rate on savings certificates to retain deposits in changing interest rate environments.  If the Company requires funds beyond its internal funding capabilities, advances from the FHLB of Cincinnati and other financial institutions are available.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended June 30, 2014, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company did not repurchase any of our common shares during the six months ended June 30, 2014.

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

SB FINANCIAL GROUP, INC.

Date: August 13, 2014	By	/s/ Mark A. Klein
Mark A. Klein
President & Chief Executive Officer

By:	/s/ Anthony V. Cosentino
Anthony V. Cosentino
Executive Vice President &
Chief Financial Officer