Form 10-Q
period 2014-09-30
SB FINANCIAL GROUP, INC.
filed 2014-11-13
CIK 767405

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Large Accelerate Filer ☐ Accelerated Filer ☐ Non-Accelerated Filer ☐ Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐   No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Shares, without par value	4,875,131 shares
(class)	(Outstanding at November 13, 2014)

SB FINANCIAL GROUP, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SB Financial Group, Inc.

Condensed Consolidated Balance Sheets
September 30, 2014 and December 31, 2013

	September	December
($ in Thousands)	2014	2013
	(unaudited)
ASSETS
Cash and due from banks	$21,870	$13,137

Securities available for sale, at fair value	81,148	89,793
Other securities - FRB and FHLB Stock	3,748	3,748
Total investment securities	84,896	93,541

Loans held for sale	6,736	3,366

Loans, net of unearned income	505,924	477,303
Allowance for loan losses	(6,713)	(6,964)
Net loans	499,211	470,339

Premises and equipment, net	13,256	12,607
Cash surrender value of life insurance	13,074	12,906
Goodwill	16,353	16,353
Core deposits and other intangibles	338	655
Foreclosed assets held for sale, net	540	651
Mortgage servicing rights	5,720	5,180
Accrued interest receivable	1,853	1,281
Other assets	709	1,738
Total assets	$664,556	$631,754
Commitments and Contingent liabilities	-	-

LIABILITIES AND EQUITY
Deposits
Non interest bearing demand	$90,261	$81,570
Interest bearing demand	119,805	119,551
Savings	61,770	61,652
Money market	96,506	79,902
Time deposits	166,919	175,559
Total deposits	535,261	518,234

Notes payable	7,000	589
Advances from Federal Home Loan Bank	30,000	16,000
Repurchase agreements	17,902	14,696
Trust preferred securities	10,310	20,620
Accrued interest payable	355	639
Other liabilities	3,462	4,707
Total liabilities	604,290	575,485

Equity
Preferred stock	-	-
Common stock	12,569	12,569
Additional paid-in capital	15,418	15,412
Retained earnings	33,075	29,899
Accumulated other comprehensive income	831	74
Treasury stock	(1,627)	(1,685)
Total equity	60,266	56,269

Total liabilities and equity	$664,556	$631,754

See notes to condensed consolidated financial statements (unaudited)

Note: The balance sheet at December 31, 2013 has been derived from the audited consolidated financial statements at that date

SB Financial Group, Inc.

Condensed Consolidated Statements of Income (Unaudited)

	Three Months Ended		Nine Months Ended
	September	September	September	September
($ in thousands, except share data)	2014	2013	2014	2013
Interest income
Loans
Taxable	$5,855	$5,649	$16,750	$17,406
Nontaxable	9	14	38	54
Securities
Taxable	279	305	898	931
Nontaxable	178	178	532	522
Total interest income	6,321	6,146	18,218	18,913

Interest expense
Deposits	500	539	1,501	1,718
Repurchase Agreements & Other	6	13	21	44
Federal Home Loan Bank advances	94	83	239	257
Trust preferred securities	371	336	1,034	1,077
Total interest expense	971	971	2,795	3,096

Net interest income	5,350	5,175	15,423	15,817

Provision for loan losses	150	401	300	900

Net interest income after provision for loan losses	5,200	4,774	15,123	14,917

Noninterest income
Wealth Management Fees	670	669	1,951	1,964
Customer service fees	730	659	2,005	1,914
Gain on sale of mtg. loans & OMSR's	1,442	1,356	3,225	4,290
Mortgage loan servicing fees, net	287	408	688	1,005
Gain on sale of non-mortgage loans	71	44	178	282
Data service fees	337	333	965	1,205
Net gain on sales of securities	-	28	56	48
Gain/(loss) on sale/disposal of assets	(15)	15	(64)	(219)
Other income	287	198	659	608
Total non-interest income	3,809	3,710	9,663	11,097

Noninterest expense
Salaries and employee benefits	3,435	3,343	10,006	10,470
Net occupancy expense	508	507	1,566	1,561
Equipment expense	616	701	1,900	2,159
Data processing fees	238	189	698	460
Professional fees	435	456	1,238	1,384
Marketing expense	105	135	398	335
Telephone and communication	94	156	313	472
Postage and delivery expense	195	199	586	623
State, local and other taxes	89	140	276	412
Employee expense	122	125	377	403
Intangible amortization expense	55	129	317	435
OREO Impairment	-	-	-	33
Other expenses	996	482	1,918	1,565
Total non-interest expense	6,888	6,562	19,593	20,312

Income before income tax expense	2,121	1,922	5,193	5,702
Income tax expense	608	578	1,455	1,721

Net income	$1,513	$1,344	$3,738	$3,981

Common share data:
Basic earnings per common share	$0.31	$0.28	$0.77	$0.82
Diluted earnings per common share	$0.31	$0.28	$0.76	$0.82

Average shares outstanding ($ in thousands):
Basic:	4,875	4,867	4,873	4,865
Diluted:	4,900	4,881	4,896	4,877

See notes to condensed consolidated financial statements (unaudited)

SB Financial Group, Inc.

Condensed Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended Sep. 30,		Nine Months Ended Sep. 30,
($'s in thousands)	2014	2013	2014	2013

Net income	$1,513	$1,344	$3,738	$3,981
Other comprehensive (loss)/income:
Available-for-sale investment securities:
Gross unrealized holding (loss) gain arising in the period	(117)	(95)	1,203	(2,096)
Related tax (expense) benefit	40	33	(409)	713
Less: reclassification adjustment for loss realized in income	-	(28)	(56)	(48)
Related tax benefit	-	9	19	16
Net effect on other comprehensive (loss) income	(77)	(81)	757	(1,415)
Total comprehensive income	$1,436	$1,263	$4,495	$2,566

SB Financial Group, Inc.

Condensed Consolidated Statements of Shareholders’ Equity (unaudited)

($'s in thousands except per share data)	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total

Balance, January 1, 2014	$-	$12,569	$15,412	$29,899	$74	$(1,685)	$56,269
Net Income				3,738			3,738
Other Comprehensive Income					757		757
Dividends on Common Stk., $0.115 per share				(562)			(562)
Restricted Stock Issuance						33	33
Stock options exercised			(41)			25	(16)
Expense of stock option plan			47				47
Balance, September 30, 2014	$-	$12,569	$15,418	$33,075	$831	$(1,627)	$60,266

Balance, January 1, 2013	$-	$12,569	$15,374	$25,280	$1,830	$(1,769)	$53,284
Net Income				3,981			3,981
Other Comprehensive Loss					(1,415)		(1,415)
Dividends on Common Stk., $0.085 per share				(415)			(415)
Stock options exercised			(27)			77	50
Expense of stock option plan			52				52
Balance, September 30, 2013	$-	$12,569	$15,399	$28,846	$415	$(1,692)	$55,537

See notes to condensed consolidated financial statements (unaudited)

SB Financial Group, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended Sep. 30,
($'s in thousands)	2014	2013
Operating Activities
Net Income	$3,738	$3,981
Items (using)/providing cash
Depreciation and amortization	859	813
Provision for loan losses	300	900
Expense of share-based compensation plan	47	52
Amortization of premiums and discounts on securities	721	755
Amortization of intangible assets	317	435
Amortization of originated mortgage servicing rights	439	699
Recapture of originated mortgage servicing rights impairment	(62)	(649)
Proceeds from sale of loans held for sale	171,993	221,444
Originations of loans held for sale	(167,667)	(209,104)
Impairment of mortgage servicing rights	101	-
Gain from sale of loans	(3,403)	(4,572)
Gain on sales of available for sale securities	(56)	(48)
Loss on sale of assets	64	121
OREO impairment	-	33
Changes in
Interest receivable	(572)	(459)
Other assets	(5,414)	(3,694)
Income from bank owned life insurance	(168)	(249)
Interest payable and other liabilities	(624)	(98)

Net cash provided by operating activities	613	10,360

Investing Activities
Purchases of available-for-sale securities	(9,685)	(21,494)
Proceeds from maturities of available-for-sale securities	14,457	23,278
Proceeds from sales of available-for-sale-securities	4,298	7,390
Net change in loans	(29,457)	(13,350)
Purchase of premises and equipment and software	(1,505)	(918)
Proceeds from sales or disposal of premises and equipment	(13)	315
Proceeds from sale of foreclosed assets	236	1,657

Net cash (used in) investing activities	(21,669)	(3,122)

Financing Activities
Net increase in demand deposits, money market, interest checking and savings accounts	25,667	10,452
Net (decrease) in certificates of deposit	(8,640)	(15,910)
Net increase in securities sold under agreements to repurchase	3,206	4,503
Repayment of Federal Home Loan Bank advances	(2,000)	(14,000)
Proceeds from Federal Home Loan Bank advances	16,000	9,000
Proceeds from stock options exercised	17	26
Dividends on Common Stock	(562)	(415)
Repayment of trust preferred securities	(10,310)	-
Proceeds from long-term note	7,000	-
Repayment of notes payable	(589)	(1,022)

Net cash provided by (used in) financing activities	29,789	(7,366)

Increase (decrease) in Cash and Cash Equivalents	8,733	(128)

Cash and Cash Equivalents, Beginning of Year	13,137	19,144

Cash and Cash Equivalents, End of Period	$21,870	$19,016

Supplemental Cash Flows Information

Interest paid	$3,079	$2,786
Income taxes paid	$1,040	$550
Transfer of loans to foreclosed assets	$285	$915

See notes to condensed consolidated financial statements (unaudited)

SB FINANCIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1—BASIS OF PRESENTATION

SB Financial Group, Inc. (the “Company”) is a bank holding company whose principal activity is the ownership and management of its wholly-owned subsidiaries, The State Bank and Trust Company (“State Bank”), RFCBC, Inc. (“RFCBC”), Rurbanc Data Services, Inc. dba RDSI Banking Systems (“RDSI”), and Rurban Statutory Trust II (“RST II”). In addition, State Bank owns all of the outstanding stock of Rurban Mortgage Company (“RMC”), and State Bank Insurance, LLC (“SBI”).

The consolidated financial statements include the accounts of the Company, State Bank, RFCBC, RDSI, RMC, and SBI. All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements reflect all adjustments that are, in the opinion of management, necessary to fairly present the financial position, results of operations and cash flows of the Company. Those adjustments consist only of normal recurring adjustments. Results of operations for the three and nine months ended September 30, 2014, are not necessarily indicative of results for the complete year.

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

The following paragraphs summarize the impact of new accounting pronouncements:

Accounting Standards Update (ASU) No. 2014-12 (Topic 718): Compensation – Stock Compensation

The ASU provides guidance for the accounting treatment of share-based payments when the terms provide that a performance target could be achieved after the service period. The treatment requires that the target achievement after the service period be treated as a performance condition. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered.  Management does not believe this update will have a material impact on the Company’s consolidated financial statements.

ASU No. 2014-09 (Topic 606): Revenue from Contracts with Customers

The ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets unless those contracts are within the scope of other standards. The core principle is that an entity should recognize revenue in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  Management does not believe that the implementation of this update will have a material impact on the Company’s consolidated financial statements.

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

ASU No. 2014-04, Receivables (Topic 310): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure.

This ASU clarifies that an in substance repossession or foreclosure occurs upon either the creditor obtaining legal title to the residential real estate property or the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. The amendments are effective for annual periods, and interim reporting periods within those annual periods, beginning after December 15, 2014. The amendments may be adopted using either a modified retrospective transition method or a prospective transition method. Early adoption is permitted. Management does not believe the amendments will have a material impact on the Company’s consolidated financial statements.

NOTE 2—EARNINGS PER SHARE

Earnings per share (EPS) have been computed based on the weighted average number of shares outstanding during the periods presented. For the three- and nine-month periods ended September 30, 2014, share-based awards totaling 66,570 common shares were not considered in computing diluted EPS as they were anti-dilutive. For the three- and nine-month periods ended September 30, 2013, share-based awards totaling 95,070 common shares were not considered in computing diluted EPS as they were anti-dilutive. The average number of shares used in the computation of basic and diluted earnings per share were:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(shares in thousands)	2014	2013	2014	2013
Basic earnings per share	4,875	4,867	4,873	4,865
Diluted earnings per share	4,900	4,881	4,896	4,877

Note 3 - Securities

The amortized cost and appropriate fair values, together with gross unrealized gains and losses, of securities at September 30, 2014 and December 31, 2013 were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Approximate
($ in thousands)	Cost	Gains	Losses	Fair Value
Available-for-Sale Securities:
September 30, 2014:
U.S. Treasury and Government agencies	$18,034	$142	$(40)	$18,136
Mortgage-backed securities	43,722	477	(359)	43,840
State and political subdivisions	18,111	1,045	(7)	19,149
Equity securities	23	-	-	23

	$79,890	$1,664	$(406)	$81,148

		Gross	Gross
	Amortized	Unrealized	Unrealized
($ in thousands)	Cost	Gains	Losses	Fair Value
Available-for-Sale Securities:
December 31, 2013:
U.S. Treasury and Government agencies	$11,305	$120	$(125)	$11,300
Mortgage-backed securities	57,322	417	(516)	57,223
State and political subdivisions	17,937	546	(328)	18,155
Money Market Mutual Fund	3,092	-	-	3,092
Equity securities	23	-	-	23

	$89,679	$1,083	$(969)	$89,793

The amortized cost and fair value of securities available for sale at September 30, 2014, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale
	Amortized	Fair
($'s in thousands)	Cost	Value
September 30, 2014:
Within one year	$470	$479
Due after one year through five years	1,866	1,935
Due after five years through ten years	7,319	7,498
Due after ten years	26,490	27,373
	36,145	37,285

Mortgage-backed securities & equity securities	43,745	43,863

	$79,890	$81,148

The fair value of securities pledged as collateral, to secure public deposits and for other purposes, was $72.2 million at September 30, 2014 and $42.3 million at December 31, 2013. The fair value of securities delivered for repurchase agreements was $20.4 million at September 30, 2014 and $17.5 million at December 31, 2013.

Gross gains of $0.06 million resulting from sales of available-for-sale securities, were realized during the nine-month period ending September 30, 2014. There were no realized gains or losses from sales of available-for-sale securities for the three-month period ending September 30, 2014. There were realized gains of $0.05 million from sales of available-for-sale securities for the three- and nine-month periods ending September 30, 2013. The $0.06 million and the $0.05 million gain on sale was a reclassification from accumulated other comprehensive income (OCI) and is included in the net gain on sales of securities. The related $0.02 million and the $0.02 million in tax expense is a reclassification from OCI and is included in the income tax expense line item in the income statement.

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments was $27.2 million at September 30, 2014, and $35.8 million at December 31, 2013, which was approximately 33.5 and 39.9 percent, respectively, of the Company’s available-for-sale investment portfolio at such dates. Based on evaluation of available evidence, including recent changes in market interest rates, credit rating information and information obtained from regulatory filings, management believes the declines in fair value for these securities are temporary. Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.

Securities with unrealized losses, aggregated by investment class and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2014 and December 31, 2013 are as follows:

($ in thousands)	Less than 12 Months		12 Months or Longer		Total
September 30, 2014	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-Sale Securities:
U.S. Treasury and Government agencies	$5,043	$(16)	$2,976	$(24)	$8,019	$(40)
Mortgage-backed securities	10,999	(69)	7,315	(290)	18,314	(359)
State and political subdivisions	-	-	844	(7)	844	(7)

	$16,042	$(85)	$11,135	$(321)	$27,177	$(406)

($ in thousands)	Less than 12 Months		12 Months or Longer		Total
December 31, 2013	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-Sale Securities:
U.S. Treasury and Government agencies	$3,834	$(125)	$-	$-	$3,834	$(125)
Mortgage-backed securities	24,773	(410)	2,333	(106)	27,106	(516)
State and political subdivisions	4,868	(328)	-	-	4,868	(328)

	$33,475	$(863)	$2,333	$(106)	$35,808	$(969)

The total unrealized loss as of September 30, 2014 in the securities portfolio is contained in 33 percent of the portfolio with a potential loss of $0.4 million, which is down from the $1.0 million unrealized loss at December 31, 2013. The unrealized losses are contained within 22 individual securities and are not segregated by type or duration of security. Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concern warrants such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent of the Company to not sell the investment and whether it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost. Management has determined there is no other-than-temporary-impairment on these securities.

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans that management has the intent and ability to hold for the foreseeable future, or until maturity or payoffs, are reported at their outstanding principal balances adjusted for any charge-offs, the allowance for loan losses, any deferred fees or costs on originated loans and unamortized premiums or discounts on purchased loans. Interest income is reported on the interest method and includes amortization of net deferred loan fees and costs over the loan term. Generally, all loan classes are placed on non-accrual status not later than 90 days past due, unless the loan is well-secured and in the process of collection. All interest accrued, but not collected, for loans that are placed on non-accrual or charge-off is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

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

Categories of loans at September 30, 2014 and December 31, 2013 include:

	Total Loans		Non-Accrual Loans
($ in thousands)	Sep. 2014	Dec. 2013	Sep. 2014	Dec. 2013
Commercial & Industrial	$90,407	$85,368	1,397	2,316
Commercial RE & Construction	212,964	205,301	616	532
Agricultural & Farmland	44,162	39,210	-	-
Residential Real Estate	107,712	99,620	1,015	1,651
Consumer & Other	50,679	47,804	174	345
Total loans, net of unearned income	$505,924	$477,303	$3,202	$4,844

Allowance for loan losses	$(6,713)	$(6,964)

The following tables present the activity in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of September 30, 2014, December 31, 2013 and September 30, 2013.

For the Three Months Ended Sep. 30, 2014

	Commercial	Commercial RE	Agricultural	Residential	Consumer
($'s in thousands)	& Industrial	& Construction	& Farmland	Real Estate	& Other	Total

ALLOWANCE FOR LOAN AND LEASE LOSSES

Beginning balance	$1,660	$2,657	$194	$1,266	$791	$6,568
Charge Offs	-	(12)	-	(18)	(63)	(93)
Recoveries	6	64	1	14	3	88
Provision	120	(114)	21	46	77	150
Ending Balance	$1,786	$2,595	$216	$1,308	$808	$6,713

For the Nine Months Ended Sep. 30, 2014

	Commercial	Commercial RE	Agricultural	Residential	Consumer
($'s in thousands)	& Industrial	& Construction	& Farmland	Real Estate	& Other	Total

ALLOWANCE FOR LOAN AND LEASE LOSSES

Beginning balance	$2,175	$2,708	$159	$1,067	$855	$6,964
Charge Offs	(607)	(13)	-	(33)	(93)	(746)
Recoveries	18	124	2	28	23	195
Provision	200	(224)	55	246	23	300
Ending Balance	$1,786	$2,595	$216	$1,308	$808	$6,713

For the Nine Months Ended Sep. 30, 2014

	Commercial	Commercial RE	Agricultural	Residential	Consumer
($'s in thousands)	& Industrial	& Construction	& Farmland	Real Estate	& Other	Total

Loans Receivable at September 30, 2014

Allowance:
Ending balance:
individually evaluated for impairment	$510	$16	$-	$167	$47	$740
Ending balance:
collectively evaluated for impairment	$1,276	$2,579	$216	$1,141	$761	$5,973
Loans:
Ending balance:
individually evaluated for impairment	$1,278	$741	$-	$1,619	$524	$4,162
Ending balance:
collectively evaluated for impairment	$89,129	$212,223	$44,162	$106,093	$50,155	$501,762

	Commercial	Commercial RE	Agricultural	Residential	Consumer
($'s in thousands)	& Industrial	& Construction	& Farmland	Real Estate	& Other	Total

Loans Receivable at December 31, 2013

Allowance:
Ending balance:
individually evaluated for impairment	$1,079	$56	$-	$192	$168	$1,495
Ending balance:
collectively evaluated for impairment	$1,096	$2,652	$159	$875	$687	$5,469
Loans:
Ending balance:
individually evaluated for impairment	$2,116	$649	$-	$1,985	$590	$5,340
Ending balance:
collectively evaluated for impairment	$83,252	$204,652	$39,210	$97,635	$47,214	$471,963

	Commercial	Commercial RE	Agricultural	Residential	Consumer
($'s in thousands)	& Industrial	& Construction	& Farmland	Real Estate	& Other	Total

ALLOWANCE FOR LOAN AND LEASE LOSSES

For the Three Months Ended Sep. 30, 2013

Beginning balance	$1,547	$3,059	$180	$1,183	$1,044	$7,013
Charge Offs	-	(53)	-	(69)	(185)	(307)
Recoveries	2	1	1	-	9	13
Provision	183	86	(4)	22	114	401
Ending Balance	$1,732	$3,093	$177	$1,136	$982	$7,120

For the Nine Months Ended Sep. 30, 2013

Beginning balance	$1,561	$3,034	$186	$1,088	$942	$6,811
Charge Offs	(1)	(58)	-	(167)	(430)	(656)
Recoveries	16	16	3	19	11	65
Provision	156	101	(12)	196	459	900
Ending Balance	$1,732	$3,093	$177	$1,136	$982	$7,120

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

The following tables present the credit risk profile of the Company’s loan portfolio based on rating category and payment activity as of September 30, 2014 and December 31, 2013.

Sep. 30, 2014	Commercial	Commercial RE	Agricultural	Residential	Consumer
Loan Grade	& Industrial	& Construction	& Farmland	Real Estate	& Other	Total
($ in thousands)
1-2	$887	$70	$69	$-	$-	$1,026
3	21,591	53,807	8,528	99,528	46,882	230,336
4	65,996	147,325	35,565	5,603	3,473	257,962
Total Pass	88,474	201,202	44,162	105,131	50,355	489,324

Special Mention	34	6,643	-	1,123	86	7,886
Substandard	752	4,503	-	255	64	5,574
Doubtful	1,147	616	-	1,203	174	3,140
Loss	-	-	-	-	-	-
Total Loans	$90,407	$212,964	$44,162	$107,712	$50,679	$505,924

December 31, 2013	Commercial	Commercial RE	Agricultural	Residential	Consumer
Loan Grade	& Industrial	& Construction	& Farmland	Real Estate	& Other	Total
($ in thousands)
1-2	$1,345	$81	$76	$-	$87	$1,589
3	22,328	44,095	6,543	90,606	43,250	206,822
4	56,188	146,861	32,591	5,700	3,782	245,122
Total Pass	79,861	191,037	39,210	96,306	47,119	453,533

Special Mention	3,159	8,917	-	1,373	86	13,535
Substandard	32	4,815	-	290	84	5,221
Doubtful	2,316	532	-	1,651	515	5,014
Loss	-	-	-	-	-	-
Total Loans	$85,368	$205,301	$39,210	$99,620	$47,804	$477,303

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

The following tables present the Company’s loan portfolio aging analysis as of September 30, 2014 and December 31, 2013.

	30-59 Days	60-89 Days	Greater Than	Total Past		Total Loans
September 30, 2014	Past Due	Past Due	90 Days	Due	Current	Receivable
($ in thousands)

Commercial & Industrial	$-	$-	$997	$997	$89,410	$90,407
Commercial RE & Construction	3,713	-	616	4,329	208,635	212,964
Agricultural & Farmland	-	-	-	-	44,162	44,162
Residential Real Estate	118	-	380	498	107,214	107,712
Consumer & Other	108	57	10	175	50,504	50,679
Total Loans	$3,939	$57	$2,003	$5,999	$499,925	$505,924

	30-59 Days	60-89 Days	Greater Than	Total Past		Total Loans
December 31, 2013	Past Due	Past Due	90 Days	Due	Current	Receivable
($ in thousands)

Commercial & Industrial	$-	$-	$1,890	$1,890	$83,478	$85,368
Commercial RE & Construction	424	364	168	956	204,345	205,301
Agricultural & Farmland	-	-	-	-	39,210	39,210
Residential Real Estate	-	14	453	467	99,153	99,620
Consumer & Other	22	34	98	154	47,650	47,804
Total Loans	$446	$412	$2,609	$3,467	$473,836	$477,303

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

The following tables present impaired loan information as of and for the nine months ended September 30, 2014 and 2013, and for the twelve months ended December 31, 2013:

Nine Months Ended Sep. 30, 2014

	Recorded	Unpaid Principal	Related	Average Recorded	Interest Income
($'s in thousands)	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Commercial & Industrial	$316	$316	$-	$316	$-
Commercial RE & Construction	560	560	-	578	-
Agricultural & Farmland	-	-	-	-	-
Residential Real Estate	654	697	-	813	41
Consumer & Other	99	105	-	120	8
All Impaired Loans < $100,000	660	660	-	660	-
With a specific allowance recorded:
Commercial & Industrial	962	1,562	510	1,622	-
Commercial RE & Construction	181	181	16	185	8
Agricultural & Farmland	-	-	-	-	-
Residential Real Estate	965	965	167	1,026	29
Consumer & Other	426	426	47	452	18
Totals:
Commercial & Industrial	$1,278	$1,878	$510	$1,938	$-
Commercial RE & Construction	$741	$741	$16	$763	$8
Agricultural & Farmland	$-	$-	$-	$-	$-
Residential Real Estate	$1,619	$1,662	$167	$1,839	$70
Consumer & Other	$525	$531	$47	$512	$26
All Impaired Loans < $100,000	$660	$660	$-	$660	$-

Three Months Ended Sep. 30, 2014

	Average Recorded	Interest Income
($'s in thousands)	Investment	Recognized
With no related allowance recorded:
Commercial & Industrial	$316	$-
Commercial RE & Construction	566	-
Agricultural & Farmland	-	-
Residential Real Estate	808	14
Consumer & Other	115	3
All Impaired Loans < $100,000	660	-
With a specific allowance recorded:
Commercial & Industrial	1,578	-
Commercial RE & Construction	182	2
Agricultural & Farmland	-	-
Residential Real Estate	1,020	8
Consumer & Other	446	6
Totals:
Commercial & Industrial	$1,894	$-
Commercial RE & Construction	$748	$2
Agricultural & Farmland	$-	$-
Residential Real Estate	$1,828	$22
Consumer & Other	$561	$9
All Impaired Loans < $100,000	$660	$-

Twelve Months Ended December 31, 2013

	Recorded	Unpaid Principal	Related
($'s in thousands)	Investment	Balance	Allowance
With no related allowance recorded:
Commercial & Industrial	$316	$316	$-
Commercial RE & Construction	389	442	-
Agricultural & Farmland	-	-	-
Residential Real Estate	1,131	1,131	-
Consumer & Other	252	252	-
All Impaired Loans < $100,000	1,242	1,242	-
With a specific allowance recorded:
Commercial & Industrial	1,800	1,800	1,079
Commercial RE & Construction	260	260	56
Agricultural & Farmland	-	-	-
Residential Real Estate	854	854	192
Consumer & Other	338	338	168
Totals:
Commercial & Industrial	$2,116	$2,116	$1,079
Commercial RE & Construction	$649	$702	$56
Agricultural & Farmland	$-	$-	$-
Residential Real Estate	$1,985	$1,985	$192
Consumer & Other	$590	$590	$168
All Impaired Loans < $100,000	$1,242	$1,242	$-

	Nine Months Ended Sep. 30, 2013		Three Months Ended Sep. 30, 2013
	Average Recorded	Interest Income	Average Recorded	Interest Income
($'s in thousands)	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
Commercial & Industrial	$2,341	$13	$870	$4
Commercial RE & Construction	820	19	805	5
Agricultural & Farmland	-	-	-	-
Residential Real Estate	1,160	35	1,156	12
Home Equity Consumer & Other	203	8	199	3
All Impaired Loans < $100,000	1,065	-	1,065	-
With a specific allowance recorded:
Commercial & Industrial	1,773	44	1,800	12
Commercial RE & Construction	261	8	259	3
Agricultural & Farmland	-	-	-	-
Residential Real Estate	983	36	978	12
Home Equity Consumer & Other	445	22	438	7
Totals:
Commercial & Industrial	$4,114	$57	$2,670	$16
Commercial RE & Construction	$1,081	$27	$1,064	$8
Agricultural & Farmland	$-	$-	$-	$-
Residential Real Estate	$2,143	$71	$2,134	$24
Consumer & Other	$648	$30	$637	$10
All Impaired Loans < $100,000	$1,065	$-	$1,065	$-

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

TDR Concession Types

The Company’s standards relating to loan modifications consider, among other factors, minimum verified income requirements, cash flow analysis, and collateral valuations. Each potential loan modification is reviewed individually and the terms of the loan are modified to meet a borrower’s specific circumstances at a point in time. All loan modifications, including those classified as TDRs, are reviewed and approved. The types of concessions provided to borrowers include:

●	Interest rate reduction: A reduction of the stated interest rate to a nonmarket rate for the remaining original life of the debt. The Company also may grant interest rate concessions for a limited timeframe on a case by case basis.

●	Amortization or maturity date change: A change in the amortization or maturity date beyond what the collateral supports, including a concession that does any of the following:

(1)	Lengthens the amortization period of the amortized principal beyond market terms. This concession reduces the minimum monthly payment and increases the amount of the balloon payment at the end of the term of the loan. Principal is generally not forgiven.

(2)	Reduces the amount of loan principal to be amortized. This concession also reduces the minimum monthly payment and increases the amount of the balloon payment at the end of the term of the loan. Principal is generally not forgiven.

(3)	Extends the maturity date or dates of the debt beyond what the collateral supports. This concession generally applies to loans without a balloon payment at the end of the term of the loan. In addition, there may be instances where renewing loans potentially require non-market terms and would then be reclassified as TDRs.

●	Other: A concession that is not categorized as one of the concessions described above. These concessions include, but are not limited to: principal forgiveness, collateral concessions, covenant concessions, and reduction of accrued interest. Principal forgiveness may result from any TDR modification of any concession type.

The following presents the activity of TDRs during the three and nine months ended September 30, 2014, and September 30, 2013.

Three Months Ended September 30, 2014
($ in thousands)	Number of Loans	Pre- Modification Recorded Balance	Post Modification Recorded Balance

Residential Real Estate	-	$-	$-
Consumer & Other	-	-	-

Total Modifications	-	$-	$-

	Interest			Total
($ in thousands)	Only	Term	Combination	Modification

Residential Real Estate	$-	$-	$-	$-
Consumer & Other	-	-	-	-

Total Modifications	$-	$-	$-	$-

There was no increase in the allowance for loan and lease losses ("ALLL") due to TDRs in the three month period ended September 30, 2014.

Nine Months Ended September 30, 2014
($ in thousands)	Number of Loans	Pre- Modification Recorded Balance	Post Modification Recorded Balance

Residential Real Estate	-	$-	$-
Consumer & Other	-	-	-

Total Modifications	-	$-	$-

	Interest			Total
($ in thousands)	Only	Term	Combination	Modification

Residential Real Estate	$-	$-	$-	$-
Consumer & Other	-	-	-	-

Total Modifications	$-	$-	$-	$-

There was no increase in the allowance for loan and lease losses ("ALLL") due to TDRs in the nine month period ended September 30, 2014.

Three Months Ended September 30, 2013
($ in thousands)	Number of Loans	Pre- Modification Recorded Balance	Post Modification Recorded Balance

Residential Real Estate	-	$-	$-
Consumer & Other	-	-	-

Total Modifications	-	$-	$-

	Interest			Total
($ in thousands)	Only	Term	Combination	Modification

Residential Real Estate	$-	$-	$-	$-
Consumer & Other	-	-	-	-

Total Modifications	$-	$-	$-	$-

There was no increase in the allowance for loan and lease losses ("ALLL") due to TDRs in the three month period ended September 30, 2013.

	Nine Months Ended Sep. 30, 2013
	Number of	Pre-Mod	Post-Mod
($ in thousands)	Loans	Balance	Balance

Residential Real Estate	1	$13	$13
Consumer & Other	1	11	11

Total Modifications	2	$24	$24

	Interest			Total
($ in thousands)	Only	Term	Combination	Modification

Residential Real Estate	$-	$13	$-	$13
Consumer & Other	-	11	-	11

Total Modifications	$-	$24	$-	$24

The loans described above increased the ALLL by $0.01 million in the nine month period ended September 30, 2013.

Troubled Debt Restructurings Modified in the Past 12 Months that have Subsequently Defaulted as of September 30, 2014

	Number of	Recorded
($ in thousands)	Contracts	Balance

Residential Real Estate	4	$67
Consumer & Other	-	-

	4	$67

Troubled Debt Restructurings Modified in the Past 12 Months that have Subsequently Defaulted as of September 30, 2013

	Number of	Recorded
($ in thousands)	Contracts	Balance

Residential Real Estate	4	$194
Consumer & Other	-	-

	4	$194

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

Non-designated Hedges

The Company does not use derivatives for trading or speculative purposes. Derivatives not designated as hedges are not speculative and result from a service the Company provides to certain customers. The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. Those interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. As of September 30, 2014 and December 31, 2013, the notional amount of customer-facing swaps was approximately $12.9 million and $13.5 million, respectively. This amount is offset with third party counterparties, as described above.

The Company has minimum collateral posting thresholds with its derivative counterparties. As of September 30, 2014 and December 31, 2013, the Company had posted cash as collateral in the amount of $0.2 million and $0.2 million, respectively.

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of the Company’s derivative financial instruments, as well as their classification on the Balance Sheet, as of September 30, 2014 and December 31, 2013.

	Asset Derivatives		Liability Derivatives
($ in thousands)	Sep. 30, 2014		Sep. 30, 2014
	Balance Sheet	Fair	Balance Sheet	Fair
	Location	Value	Location	Value
Derivatives not designated as hedging instruments:
Interest rate contracts	Other Assets	$221	Other Liabilities	$221

	Asset Derivatives		Liability Derivatives
	December 31, 2013		December 31, 2013
	Balance Sheet	Fair	Balance Sheet	Fair
	Location	Value	Location	Value
Derivatives not designated as hedging instruments:
Interest rate contracts	Other Assets	$257	Other Liabilities	$257

Effect of Derivative Instruments on the Income Statement

The Company’s derivative financial instruments had no net effect on the Income Statements for the three and nine months ended September 30, 2014 and 2013.

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

The following table presents the fair value measurements of assets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2014 and December 31, 2013.

($'s in thousands)	Fair Values at	Fair Value Measurements Using:
Description	9/30/2014	Level 1	Level 2	Level 3
Available-for-Sale Securities:
U.S. Treasury and Government Agencies	$18,136	$-	$18,136	$-
Mortgage-backed securities	43,840	-	43,840	-
State and political subdivisions	19,149	-	19,149	-
Equity securities	23	-	23	-
Interest rate contracts - assets	221	-	221	-
Interest rate contracts - liabilities	(221)	-	(221)	-

($'s in thousands)	Fair Values at	Fair Value Measurements Using:
Description	12/31/2013	Level 1	Level 2	Level 3
Available-for-Sale Securities:
U.S. Treasury and Government Agencies	$11,300	$-	$11,300	$-
Mortgage-backed securities	57,223	-	57,223	-
State and political subdivisions	18,155	-	18,155	-
Money Market Mutual Funds	3,092	3,092	-	-
Equity securities	23	-	23	-
Interest rate contracts - assets	257	-	257	-
Interest rate contracts - liabilities	(257)	-	(257)	-

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

Collateral-dependent Impaired Loans, NET of ALLL

Loans for which it is probable the Company will not collect all principal and interest due according to contractual terms are measured for impairment. The estimated fair value of collateral-dependent impaired loans is based on the appraised value of the collateral, less estimated cost to sell. Collateral-dependent impaired loans are classified within Level 3 of the fair value hierarchy. This method requires obtaining an independent appraisal of the collateral, which is reviewed for accuracy and consistency by Credit Administration. These appraisers are selected from the list of approved appraisers maintained by management. The appraised values are reduced by applying a discount factor to the value based on the Company’s loan review policy. All impaired loans held by the Company were collateral dependent at September 30, 2014 and December 31, 2013.

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

The following table presents the fair value measurements of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fell at September 30, 2014 and December 31, 2013:

($'s in thousands)	Fair Values at	Fair Value Measurements Using:
Description	9/30/2014	Level 1	Level 2	Level 3
Collateral dependent impaired loans	$2,600	$-	$-	$2,600
Mortgage servicing rights	1,777	-	-	1,777
Foreclosed assets	145	-	-	145

($'s in thousands)	Fair Values at	Fair Value Measurements Using:
Description	12/31/2013	Level 1	Level 2	Level 3
Collateral dependent impaired loans	$3,540	$-	$-	$3,540
Mortgage servicing rights	2,029	-	-	2,029
Foreclosed assets	45	-	-	45

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements.

	Fair Value at	Valuation	Unobservable	Range (Weighted
($'s in thousands)	9/30/2014	Technique	Inputs	Average)
Collateral-dependent impaired loans	$2,600	Market comparable	Comparability adjustments (%)	Not available
		properties
Mortgage servicing rights	1,777	Discounted cash flow	Discount Rate	9.75%
			Constant prepayment rate	9.20%
			P&I earnings credit	0.15%
			T&I earnings credit	1.82%
			Inflation for cost of servicing	1.50%
Foreclosed assets	145	Market comparable properties	Marketability discount	10.00%

	Fair Value at	Valuation	Unobservable	Range (Weighted
($'s in thousands)	12/31/2013	Technique	Inputs	Average)
Collateral-dependent impaired loans	$3,540	Market comparable	Comparability adjustments (%)	Not available
		properties
Mortgage servicing rights	2,029	Discounted cash flow	Discount Rate	10.25%
			Constant prepayment rate	8.50%
			P&I earnings credit	0.17%
			T&I earnings credit	1.54%
			Inflation for cost of servicing	1.50%

Foreclosed assets	45	Market comparable properties	Marketability discount	10.00%

There were no changes in the inputs or methodologies used to determine fair value at September 30, 2014 as compared to December 31, 2013.

The following methods were used to estimate the fair value of all other financial instruments recognized in the accompanying balance sheets at amounts other than fair value.

Cash and Due From Banks, Federal Reserve and Federal Home Loan Bank Stock and Accrued Interest Receivable and Payable

The carrying amount approximates the fair value.

Loans Held for Sale

The fair value of loans held for sale is based upon quoted market prices, where available, or is determined by discounting estimated cash flows using interest rates approximating the Company’s current origination rates for similar loans and adjusted to reflect the inherent credit risk.

Loans

The estimated fair value for loans receivable is based on estimates of the rate State Bank would charge for similar loans at September 30, 2014 and December 31, 2013, applied for the time period until the loans are assumed to re-price or be paid.

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

Deposits, Notes payable, FHLB advances & Repurchase agreements

Deposits include demand deposits, savings accounts, NOW accounts and certain money market deposits. The carrying amount approximates the fair value. The estimated fair value for fixed-maturity time deposits, as well as borrowings, is based on estimates of the rate State Bank could pay on similar instruments with similar terms and maturities at September 30, 2014 and December 31, 2013.

Loan Commitments

The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. The estimated fair values for other financial instruments and off-balance-sheet loan commitments approximate cost at September 30, 2014 and December 31, 2013 and are not considered significant to this presentation.

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

September 30, 2014	Carrying	Fair Value Measurements Using
($'s in thousands)	Amount	(Level 1)	(Level 2)	(Level 3)

Financial assets
Cash and cash equivalents	$21,870	$21,870	$-	$-
Loans held for sale	6,736	-	6,912	-
Loans, net of allowance for loan losses	499,211	-	-	499,580
Federal Reserve and FHLB Bank stock	3,748	-	3,748	-
Mortgage Servicing Rights	5,720	-	-	6,629
Accrued interest receivable	1,853	-	1,853	-

Financial liabilities
Deposits	$535,261	$90,261	$447,295	$-
Notes Payable	7,000	-	6,996	-
FHLB advances	30,000	-	29,807	-
Repurchase agreements	17,902	-	17,902	-
Trust preferred securities	10,310	-	7,153	-
Accrued interest payable	355	-	355	-

December 31, 2013	Carrying	Fair Value Measurements Using
($'s in thousands)	Amount	(Level 1)	(Level 2)	(Level 3)

Financial assets
Cash and cash equivalents	$13,137	$13,137	$-	$-
Loans held for sale	3,336	-	3,476	-
Loans, net of allowance for loan losses	470,339	-	-	469,505
Federal Reserve and FHLB Bank stock	3,748	-	3,748	-
Mortgage Servicing Rights	5,180	-	-	6,237
Accrued interest receivable	1,281	-	1,281	-

Financial liabilities
Deposits	$518,234	$81,570	$439,273	$-
Notes payable	589	-	600	-
FHLB advances	16,000	-	15,955	-
Repurchase agreements	14,696	-	14,696	-
Trust preferred securities	20,620	-	15,566	-
Accrued interest payable	639	-	639	-

NOTE 7 – TRUST PREFERRED SECURITIES AND NOTES PAYABLE

On July 3, 2014, the Company informed the trustee of RST I of the Company’s intention to redeem all of the junior subordinated debentures underlying the trust preferred securities prior to their contractual maturity date of September 7, 2030. The Company subsequently redeemed the junior subordinated debentures on September 7, 2014 for an aggregate amount of $11.2 million, which included accrued interest to the redemption date and approximately $0.43 million in prepayment penalties, which was expensed in full during the current quarter. The Company used cash and a term loan from a correspondent bank in the principal amount of $7.0 million to fund the redemption of the junior subordinated debentures. The loan has a term of five years and requires the Company to make quarterly payments of interest and principal based on a 7-year amortization schedule. The loan carries a variable interest rate equal to the 90-day LIBOR index rate (0.2331% as of September 30, 2014) plus 2.85%. The loan may be prepaid, in whole or in part, by the Company at any time without penalty or premium.  The covenants for the loan are to maintain certain capital and asset quality metrics in excess of target levels. The Company was in compliance with all of the covenants at September 30, 2014.

NOTE 8 – PREFERRED CAPITAL OFFERING

On September 22, 2014, the Company filed a Registration Statement on Form S-1 with the Securities and Exchange Commission (the “SEC”). The Registration Statement describes the Company’s intent to raise up to $15,000,000 pursuant to a proposed public offering of up to 1,500,000 depositary shares, each representing a 1/100th ownership interest in a 6.50% noncumulative convertible perpetual preferred share, Series A, of the Company. A minimum of 1,000,000 depositary shares ($10,000,000) must be sold by the Company to complete the offering. On November 6, 2014, the Company filed a Pre-Effective Amendment No. 1 to the Registration Statement and the Registration Statement was declared effective by the SEC on November 10, 2014.

The Series A preferred shares have no maturity date, will pay a quarterly dividend at management's discretion, have no voting rights and will convert to common shares when certain conditions are met.

Specifically, the dividend rate will be 6.5% and will convert to common shares after five years provided the common stock price exceeds 120% of the conversion price. The conversion price, established as a 17.5% premium above the closing price as of November 6, 2014 of $8.80 per share, is $10.34. The conversion ratio is determined by dividing the preferred share total dollar investment by the conversion price to calculate the number of common shares.

The Company intends to use approximately $7,000,000 of the net proceeds from the proposed offering to pay off debt incurred by the Company in connection with its redemption of Trust Preferred Securities completed on September 7, 2014. The Company expects to use the remainder of the net proceeds from the sale of the depositary shares for general corporate purposes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Information

This Quarterly Report on Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains certain forward-looking statements that are provided to assist in the understanding of anticipated future financial performance. Forward-looking statements provide current expectations or forecasts of future events and are not guarantees of future performance. Examples of forward-looking statements include: (a) projections of income or expense, earnings per share, the payment or non-payment of dividends, capital structure and other financial items; (b) statements of plans and objectives of the Company or our management or Board of Directors, including those relating to products or services; (c) statements regarding future economic performance; (d) statements of future customer attraction or retention; and (e) statements of assumptions underlying such statements. Words such as “anticipates”, “believes”, “plans”, “intends”, “expects”, “projects”, “estimates”, “should”, “may”, “would be”, “will allow”, “will likely result”, “will continue”, “will remain”, or other similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying those statements. Forward-looking statements are based on management’s expectations and are subject to a number of risks and uncertainties. Although management believes that the expectations reflected in such forward-looking statements are reasonable, actual results may differ materially from those expressed or implied in such statements. Risks and uncertainties that could cause actual results to differ materially include, without limitation, risks and uncertainties inherent in the national and regional banking industry, changes in economic conditions in the market areas in which the Company and its subsidiaries operate, changes in policies by regulatory agencies, changes in accounting standards and policies, changes in tax laws, fluctuations in interest rates, demand for loans in the market areas in which the Company and its subsidiaries operate, increases in FDIC insurance premiums, changes in the competitive environment, losses of significant customers, geopolitical events and the loss of key personnel. Additional detailed information concerning a number of important factors which could cause actual results to differ materially from the forward-looking statements contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations is available in the Company’s filings with the Securities and Exchange Commission, including the risks identified under the heading “Item 1A. Risk Factors” of Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013. Undue reliance should not be placed on the forward-looking statements, which speak only as of the date hereof. Except as may be required by law, the Company undertakes no obligation to update any forward-looking statement to reflect unanticipated events or circumstances after the date on which the statement is made.

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

Recent Regulatory Developments

Consumer Financial Protection Bureau

The Dodd-Frank Act was enacted into law on July 21, 2010. The Dodd-Frank Act is significantly changing the regulation of financial institutions and the financial services industry. Among the provisions already implemented pursuant to the Dodd-Frank Act, the following provisions have or may have an effect on the business of the Company and its subsidiaries:

●	the CFPB has been formed with broad powers to adopt and enforce consumer protection regulations;

●	the federal law prohibiting the payment of interest on commercial demand deposit accounts was eliminated effective July 21, 2011;

●	the standard maximum amount of deposit insurance per customer was permanently increased to $250,000;

●	the assessment base for determining deposit insurance premiums has been expanded from domestic deposits to average assets minus average tangible equity;

●	public companies in all industries are required to provide shareholders the opportunity to cast a non-binding advisory vote on executive compensation;

●	new capital regulations for bank holding companies have been adopted, which will impose stricter requirements, and any new trust preferred securities issued after May 19, 2010 will no longer constitute Tier I capital; and

●	new corporate governance requirements applicable generally to all public companies in all industries require new compensation practices and disclosure requirements, including requiring companies to “claw back” incentive compensation under certain circumstances, to consider the independence of compensation advisors and to make additional disclosures in proxy statements with respect to compensation matters.

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

Regulatory Capital

The FRB has adopted risk-based capital guidelines for bank holding companies and for state member banks, such as State Bank. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning assets and off-balance-sheet items to broad risk categories. The minimum ratio of total capital to risk-weighted assets (including certain off-balance-sheet items, such as standby letters of credit) is 8%. Of that 8%, at least 4% must be comprised of common shareholders’ equity (including retained earnings but excluding treasury stock), non-cumulative perpetual preferred stock, a limited amount of cumulative perpetual preferred stock, and minority interests in equity accounts of consolidated subsidiaries, less goodwill and certain other intangible assets (“Tier 1 capital”). The remainder of total risk-based capital (“Tier 2 capital”) may consist, among other things, of certain amounts of mandatory convertible debt securities, subordinated debt, preferred stock not qualifying as Tier 1 capital, allowance for loan and lease losses and net unrealized gains, after applicable taxes, on available-for-sale equity securities with readily determinable fair values, all subject to limitations established by the guidelines. Under the guidelines, capital is compared to the relative risk related to the balance sheet. To derive the risk included in the balance sheet, one of four risk weights (0%, 20%, 50%, and 100%) is applied to different balance sheet and off-balance-sheet assets, primarily based on the relative credit risk of the counterparty. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

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

 ‘

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

State Bank conducted a proforma analysis of the application of these new capital requirements as of September 30, 2013. Based on that analysis, State Bank determined that as of September 30, 2013 it would have met all of the new requirements, including the full 2.5% capital conservation buffer, and would have remained well-capitalized if these new requirements had been in effect on that date.

In addition, as noted above, beginning in 2016, if State Bank does not have the required capital conservation buffer, its ability to pay dividends to the Company would be limited.

Critical Accounting Policies

Note 1 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 describes the significant accounting policies used in the development and presentation of the Company’s financial statements. The accounting and reporting policies of the Company are in accordance with accounting principles generally accepted in the United States and conform to general practices within the banking industry. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. The Company’s financial position and results of operations can be affected by these estimates and assumptions and are integral to the understanding of reported results. Critical accounting policies are those policies that management believes are the most important to the portrayal of the Company’s financial condition and results, and they require management to make estimates that are difficult, subjective, and/or complex.

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

Three Months Ended September 30, 2014 compared to Three Months Ended September 30, 2013

Net Income: Net income for the third quarter of 2014 was $1.5 million, or $0.31 per diluted share, compared to net income of $1.3 million, or $0.28 per diluted share, for the third quarter of 2013. For the quarter, the Banking Group (consisting primarily of State Bank), had net income of $2.2 million, which is up 19.6 percent compared to the net income of $1.8 million from the year-ago third quarter. RDSI reported a net loss of $44 thousand compared to a net loss of $90 thousand from the year-ago third quarter.

Provision for Loan Losses: The third quarter provision for loan losses was $0.15 million compared to $0.40 million for the year-ago quarter. Net charge-offs for the quarter were $0.004 million compared to $0.29 million for the year-ago quarter. Total delinquent loans ended the quarter at $6.0 million, which is even to the prior year.

Asset Quality Review – For the Period Ended

($’s in Thousands)	Sept. 30, 2014	December 31, 2013	Sept. 30, 2013
Net charge-offs	$4	$747	$294
Nonaccruing loans	3,202	4,844	5,580
Accruing Trouble Debt Restructures	1,620	1,739	1,756
Nonaccruing and restructured loans	4,822	6,583	7,336
OREO / OAO	540	651	1,430
Nonperforming assets	5,362	7,233	8,766
Nonperforming assets/Total assets	0.81%	1.14%	1.38%
Allowance for loan losses/Total loans	1.33%	1.46%	1.50%
Allowance for loan losses/Nonperforming loans	139.2%	105.8%	97.1%

Consolidated Revenue: Total revenue, consisting of net interest income and noninterest income, was $9.2 million for the third quarter of 2014, an increase of $0.3 million, or 3.1 percent, from the $8.9 million generated during the 2013 third quarter.

Net interest income was $5.35 million, which is up $0.18 million from the prior year third quarter’s $5.18 million. The Company’s earning assets increased $30.4 million, but this was offset by a 11 basis point decrease in the yield on earning assets. The net interest margin for the third quarter of 2014 was 3.64 percent compared to 3.72 percent for the third quarter of 2013.  Included in the results is the one-time prepayment penalty of $0.10 million incurred in connection with the early redemption of the junior subordinated debentures underlying the Company's fixed-rate trust preferred securities.

Noninterest income was $3.8 million for the 2014 third quarter compared to $3.7 million for the prior year period. Excluding data service fees, which are contributed by RDSI, the remaining noninterest income is generated by the Banking Group.

State Bank originated $67.0 million of mortgage loans compared to $55.2 million for the third quarter of 2013. These third quarter 2014 originations and subsequent sales resulted in $1.4 million of gains, which compares to gains of $1.4 million for the third quarter of 2013. Net mortgage banking revenue was $1.7 million compared to $1.8 million for the third quarter of 2013 due to a small recapture of OMSR impairment.

Consolidated Noninterest Expense: Noninterest expense for the third quarter of 2014 was $6.9 million, compared to $6.6 million in the prior-year third quarter. The increase in noninterest expenses compared to the prior year was the result of the one-time prepayment penalty ($0.33 million) incurred in the quarter in connection with the early redemption of the junior subordinated debentures underlying the Company's fixed-rate trust preferred securities. In addition, the Company reduced costs for employee benefits and realized reductions in state tax expense, due to the change in the financial institutions tax.

Income Taxes: Income taxes for the third quarter of 2014 were $0.6 million compared to $0.6 million for the third quarter of 2013.

Nine Months Ended September 30, 2014 compared to Nine Months Ended September 30, 2013

Net Income: Net income for the nine months ended September 30, 2014 was $3.7 million, or $0.76 per diluted share, compared to net income of $4.0 million, or $0.82 per diluted share, for the nine months ended September 30, 2013. The Banking Group (consisting primarily of State Bank), had net income of $5.2 million for the first nine months of 2014, which is down 2.4 percent compared to the net income of $5.4 million from the first nine months of 2013. RDSI reported a net loss of $152 thousand for the first nine months of 2014 compared to a loss of $76 thousand from the year-ago first nine months.

Provision for Loan Losses: The first nine months of 2014 provision for loan losses was $0.3 million compared to $0.9 million for the year-ago first nine months. Charge-offs for the first nine months of 2014 were $0.6 million compared to $0.6 million for the year-ago first nine months. Net charge-offs for the nine months exceed the provision due to the partial charge-off of an existing allowance allocation.

Consolidated Revenue: Total revenue, consisting of net interest income and noninterest income, was $25.1 million for the first nine months of 2014, a decrease of $1.8 million, or 6.8 percent, from the $26.9 million generated during the 2013 first nine months.

Net interest income was $15.4 million for the first nine months of 2014, which is down $0.4 million from the $15.8 million for the prior year first nine months. The Company’s earning assets increased $28.8 million, but this was offset by a 38 basis point decrease in the yield on earning assets. The net interest margin for the first nine months of 2014 was 3.54 percent compared to 3.81 percent for the first nine months of 2013.  Included in the results is the one-time prepayment penalty of $0.10 million incurred in connection with the early redemption of the junior subordinated debentures underlying the Company's fixed-rate trust preferred securities.

Noninterest income was $9.7 million for the first nine months of 2014 compared to $11.1 million for the prior year nine-month period. Excluding data service fees, which are contributed by RDSI, the remaining noninterest income is generated by the Banking Group. RDSI fees continue to trail the prior year due to client losses.

State Bank originated $167.7 million of mortgage loans in the first nine months of 2014 compared to $209.1 million for the comparable period of 2013. These originations and subsequent sales from the first nine months of 2014 resulted in $3.2 million of gains, which compares to gains of $4.3 million for the first nine months of 2013. Net mortgage banking revenue for the first nine months of 2014 was $3.9 million due to the lowered volumes and no recapture of OMSR impairment.

Consolidated Noninterest Expense: Noninterest expense for the first nine months of 2014 was $19.6 million, compared to $20.3 million in the prior-year first nine months. The decrease in noninterest expenses compared to the prior year was volume related (mortgage commission and balance growth incentive) which offset higher weather related costs. Also impacting the reduction was lower state tax due to the financial institutions tax change. Included in the current year is the one-time prepayment penalty of $0.33 million incurred in connection with the early redemption of the junior subordinated debentures underlying the Company's fixed-rate trust preferred securities.

Income Taxes: Income taxes for the first nine months of 2014 were $1.4 million compared to $1.7 million for the first nine months of 2013. The decrease was due primarily to the decrease in pre-tax income compared to the prior year.

Changes in Financial Condition

Total assets at September 30, 2014 were $664.6 million, an increase of $32.8 million or 5.2 percent since 2013 year end. Total loans, net of unearned income, were $505.9 million as of September 30, 2014, up $28.6 million from year end, an increase of 6.0 percent.

Total deposits at September 30, 2014 were $535.3 million, an increase of $17.0 million as compared to December 2013 balances. Borrowed funds (consisting of notes payable, FHLB advances, and REPOs) totaled $54.9 million at September 30, 2014. This is up from year end when borrowed funds totaled $31.3 million due to an increase in notes payable to $7.0 million. Total equity for the Company of $60.3 million now stands at 9.1 percent of total assets, which is up from the December 31, 2013 level of 8.9 percent.

The allowance for loan loss of $6.7 million is down from the prior year by 5.7 percent. This reduction combined with the loan growth of 6.5 percent has reduced the allowance to loans to 1.33 percent. The 1.33 percent level is considered appropriate by management given the risk profile of the portfolio.

Capital Resources

At September 30, 2014, actual capital levels and minimum required levels were as follows ($’s in thousands):

	Actual		Minimum Required For Capital Adequacy Purposes		Minimum Required To Be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital (to risk- weighted assets)
Consolidated	$58,688	11.3%	$41,434	8.0%	$-	N/A
State Bank	$62,995	12.1%	41,630	8.0%	$52,038	10.0%

Both the Company and State Bank were categorized as well capitalized at September 30, 2014.

On September 7, 2014, the Company redeemed junior subordinated debentures underlying the Company’s trust preferred securities (RST I) prior to their scheduled maturity of September 7, 2030. This early redemption triggered a $0.43 million prepayment penalty. In addition, the Company announced the filing of a Registration Statement of Form S-1 on September 22, 2014, which describes the Company's intent to raise up to $15,000,000 pursuant to a public offering of up to 1,500,000 depositary shares. (See Note 8 for further information.)

LIQUIDITY

Liquidity relates primarily to the Company’s ability to fund loan demand, meet deposit customers’ withdrawal requirements and provide for operating expenses. Assets used to satisfy these needs consist of cash and due from banks, federal funds sold, interest-earning deposits in other financial institutions, securities available-for-sale and loans held for sale. These assets are commonly referred to as liquid assets. Liquid assets were $109.8 million at September 30, 2014, compared to $106.3 million at December 31, 2013.

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

The Company’s commercial real estate, first mortgage residential and multi-family mortgage portfolio of $320.7 million at September 30, 2014 and $304.9 million at December 31, 2013, which can and has been used to collateralize borrowings, is an additional source of liquidity. Management believes the Company’s current liquidity level, without these borrowings, is sufficient to meet its liquidity needs. At September 30, 2014, all eligible commercial real estate, first mortgage residential and multi-family mortgage loans were pledged under an FHLB blanket lien.

The cash flow statements for the periods presented provide an indication of the Company’s sources and uses of cash, as well as an indication of the ability of the Company to maintain an adequate level of liquidity. A discussion of the cash flow statements for the nine months ended September 30, 2014 and 2013 follows.

The Company experienced positive cash flows from operating activities for the nine months ended September 30, 2014 and September 30, 2013. Net cash provided by operating activities was $0.6 million for the nine months ended September 30, 2014 and $10.4 million for the nine months ended September 30, 2013. Highlights for the current year include $172.0 million in proceeds from the sale of loans, which is down $49.4 million from the prior year. Originations of loans held for sale was a use of cash of $167.7 million, which is also down from the prior year, by $41.4 million. For the nine months ended September 30, 2014, there was a gain on sale of loans of $3.4 million, and depreciation and amortization of $0.9 million.

The Company experienced negative cash flows from investing activities for the nine months ended September 30, 2014 and September 30, 2013. Net cash flows used in investing activities was $21.7 million for the nine months ended September 30, 2014 and $3.1 million for the nine months ended September 30, 2013. Highlights for the nine months ended September 30, 2014 include $9.7 million in purchases of available-for-sale securities. These cash payments were offset by $14.5 million in proceeds from maturities and sales of securities, which is down $8.8 million from the prior nine-month period. The Company experienced a $29.4 million increase in loans, which is up $16.1 million from the prior year nine-month period. Sales of foreclosed assets provided cash of $0.02 million for the nine months ended September 30, 2014.

The Company experienced positive cash flows from financing activities for the nine months ended September 30, 2014 and negative cash flows from financing activities for the nine months ended September 30, 2013. Net cash flow provided by financing activities was $29.8 million for the nine months ended September 30, 2014 and cash flow used in financing activities was $7.4 million for the nine months ended September 30, 2013. Highlights for the current period include a $25.7 million increase in transaction deposits for the nine months ended September 30, 2014, which is up from the $10.5 million increase in transaction deposits for the nine months ended September 30, 2013. Certificates of deposit decreased by $8.6 million in the current year compared to a decline of $15.9 million for the prior year. FHLB advances were increased by $14.0 million for the nine months ended September 30, 2014.

ALCO uses an economic value of equity (“EVE”) analysis to measure risk in the balance sheet incorporating all cash flows over the estimated remaining life of all balance sheet positions. The EVE analysis calculates the net present value of the Company’s assets and liabilities in rate shock environments that range from -400 basis points to +400 basis points. The likelihood of a decrease in rates as of September 30, 2014 and December 31, 2013 was considered unlikely given the current interest rate environment and therefore, only the minus 100 basis point rate change was included in this analysis. The results of this analysis are reflected in the following tables for September 30, 2014 and December 31, 2013.

September 30, 2014 Economic Value of Equity ($’s in thousands)

Change in Rates	$ Amount	$ Change	% Change
+400 basis points	113,025	15,881	16.35
+300 basis points	110,702	13,558	13.96
+200 basis points	107,426	10,282	10.58
+100 basis points	103,000	5,855	6.03
Base Case	97,145	-	-
-100 basis points	90,092	(7,053)	(7.26)

December 31, 2013 Economic Value of Equity ($’s in thousands)

Change in Rates	$ Amount	$ Change	% Change
+400 basis points	105,687	13,393	14.51%
+300 basis points	103,812	11,517	12.48%
+200 basis points	101,018	8,724	9.45%
+100 basis points	97,311	5,017	5.44%
Base Case	92,294	-	-
-100 basis points	86,266	(6,029)	(6.53%)

Off-Balance-Sheet Borrowing Arrangements:

Significant additional off-balance-sheet liquidity is available in the form of FHLB advances and unused federal funds lines from correspondent banks. Management expects the risk of changes in off-balance-sheet arrangements to be immaterial to earnings.

The Company’s commercial real estate, first mortgage residential and multi-family mortgage portfolios in the aggregate amount of $320.7 million have been pledged to meet FHLB collateralization requirements as of September 30, 2014. Based on the current collateralization requirements of the FHLB, the Company had approximately $23.4 million of additional borrowing capacity at September 30, 2014. The Company also had $8.7 million in unpledged securities that may be used to pledge for additional borrowings.

At September 30, 2014, the Company had unused federal funds lines totaling $14.0 million, with a zero balance outstanding.

The Company’s contractual obligations as of September 30, 2014 were comprised of long-term debt obligations, other debt obligations, operating lease obligations and other long-term liabilities. Long-term debt obligations are comprised of FHLB Advances of $30.0 million, and Trust Preferred securities of $10.3 million. The operating lease obligations consist of a lease on the RDSI-North building of $162 thousand per year and a lease on the DCM-Lansing facility of $105 thousand per year. Total time deposits at September 30, 2014 were $166.9 million, of which $85.9 million matures beyond one year.

Also, as of September 30, 2014, the Company had commitments to sell mortgage loans totaling $12.7 million. The Company believes that it has adequate resources to fund commitments as they arise and that it can adjust the rate on savings certificates to retain deposits in changing interest rate environments. If the Company requires funds beyond its internal funding capabilities, advances from the FHLB of Cincinnati and other financial institutions are available.

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

There are several ways an institution can manage interest rate risk including: 1) matching repricing periods for new assets and liabilities, for example, by shortening or lengthening terms of new loans, investments, or liabilities; 2) selling existing assets or repaying certain liabilities; and 3) hedging existing assets, liabilities, or anticipated transactions. An institution might also invest in more complex financial instruments intended to hedge or otherwise change interest rate risk. Interest rate swaps, futures contracts, options on futures contracts, and other such derivative financial instruments can be used for this purpose. Because these instruments are sensitive to interest rate changes, they require management’s expertise to be effective. The Company does not currently utilize any derivative financial instruments to manage interest rate risk. As market conditions warrant, the Company may implement various interest rate risk management strategies, including the use of derivative financial instruments.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended September 30, 2014, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company did not repurchase any of our common shares during the nine months ended September 30, 2014.

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

SB FINANCIAL GROUP, INC.
Date: November 13, 2014	By	/s/ Mark A. Klein
Mark A. Klein
President & Chief Executive Officer

	By	/s/ Anthony V. Cosentino
Anthony V. Cosentino
Executive Vice President &
Chief Financial Officer

