Form 10-K
period 2014-12-31
SB FINANCIAL GROUP, INC.
filed 2015-03-06
CIK 767405

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________

Commission File Number 001-36785

SB FINANCIAL GROUP, INC.

(Exact name of Registrant as specified in its charter)

Ohio	34-1395608
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

401 Clinton Street, Defiance, Ohio	43512
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (419) 783-8950

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Shares, No Par Value	The NASDAQ Stock Market, LLC
(NASDAQ Capital Market)

Depository Shares, each representing	The NASDAQ Stock Market, LLC
1/100th of a 6.50%Noncumulative Convertible	(NASDAQ Capital Market)
Perpetual Preferred Share, Series A, No Par Value

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

Large Accelerate Filer ☐ Accelerated Filer ☐ Non-Accelerated Filer ☐ Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the common shares of the registrant held by non-affiliates computed by reference to the price at which the common shares were last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $40.8 million.

The number of common shares of the registrant outstanding at February 27, 2015 was 4,881,572.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for its Annual Meeting of Shareholders to be held on April 29, 2015 are incorporated by reference into Part III of this Annual Report on Form 10-K.

2

SB FINANCIAL GROUP, INC.

2014 ANNUAL REPORT ON FORM 10-K

PART I

Item 1.       Business.

Certain statements contained in this Annual Report on Form 10-K which are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. See “Cautionary Statement Regarding Forward-Looking Information” under Item 1A. Risk Factors on page 21 of this Annual Report on Form 10-K.

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

State Bank

The State Bank and Trust Company (“State Bank”) is an Ohio state-chartered bank and wholly owned subsidiary of the Company. State Bank offers a full range of commercial banking services, including checking accounts, savings accounts, money market accounts and time certificates of deposit; automatic teller machines; commercial, consumer, agricultural and residential mortgage loans; personal and corporate trust services; commercial leasing; bank credit card services; safe deposit box rentals; Internet and telephone banking; and other personalized banking services. The trust and financial services division of State Bank offers various trust and financial services, including asset management services for individuals and corporate employee benefit plans, as well as brokerage services through Cetera Investment Services, an unaffiliated company. State Bank presently operates seventeen banking centers, all located within the Ohio counties of Allen, Defiance, Fulton, Lucas, Paulding, Wood and Williams, and one banking center located in Allen County, Indiana. State Bank also presently operates three Loan Production Offices, two in Franklin County, Ohio and one in Steuben County, Indiana. At December 31, 2014, State Bank had 182 full-time equivalent employees.

RFCBC

RFCBC, Inc. (“RFCBC”) is an Ohio corporation and wholly owned subsidiary of the Company that was incorporated in August 2004. RFCBC operates as a loan subsidiary in servicing and working out problem loans. At December 31, 2014, RFCBC had no employees.

RDSI

Rurbanc Data Services, Inc. dba RDSI Banking Systems (“RDSI”) has been in operation since 1964 and became an Ohio corporation in June 1976. RDSI has one operating location in Defiance, Ohio. In September 2006, RDSI acquired Diverse Computer Marketers, Inc. (“DCM”) which was merged into RDSI effective December 31, 2007, and now operates as a division of RDSI doing business as “DCM”. DCM has one operating location in Lansing, Michigan. RDSI/DCM provides item processing and related services to community banks located primarily in the Midwest. At December 31, 2014, RDSI had 8 full-time equivalent employees.

RMC

Rurban Mortgage Company (“RMC”) is an Ohio corporation and wholly owned subsidiary of State Bank. RMC is a mortgage company; however, it is presently inactive. At December 31, 2014, RMC had no employees.

RII

Rurban Investments, Inc. (“RII”) is a Delaware corporation and wholly owned subsidiary of State Bank. RII is an investment company that engages in the purchases and sale of investment securities. RII ceased operations on February 28, 2014.

SBI

SBT Insurance, LLC (“SBI”) is an Ohio corporation and wholly owned subsidiary of State Bank. SBI is an insurance company that engages in the sale of insurance products to retail and commercial customers of State Bank. At December 31, 2014, SBI had no employees.

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

The Federal Home Loan Banks (“FHLBs”) provide credit to their members in the form of advances. As a member of the FHLB of Cincinnati, State Bank must maintain certain minimum investments in the capital stock of the FHLB of Cincinnati. State Bank was in compliance with these requirements at December 31, 2014.

Restrictions on Dividends

There can be no assurance as to the amount of dividends which may be declared in future periods with respect to the common shares of the Company, since such dividends are subject to the discretion of the Company’s Board of Directors, cash needs, general business conditions, dividends from the Company’s subsidiaries and applicable governmental regulations and policies.

The ability of the Company to obtain funds for the payment of dividends and for other cash requirements is largely dependent on the amount of dividends that may be declared by its subsidiaries. State Bank may not pay dividends to the Company if, after paying such dividends, it would fail to meet the required minimum levels under the risk-based capital guidelines and the minimum leverage ratio requirements. State Bank must obtain the approval of the FRB and the Ohio Division of Financial Institutions (ODFI) if a dividend in any year would cause the total dividends for that year to exceed the sum of the current year’s net profits and the retained net profits for the preceding two years, less required transfers to surplus. At December 31, 2014, State Bank had $6.9 million of excess earnings over the preceding three years.

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

Affiliate Transactions

The Company and State Bank are legal entities separate and distinct. Various legal limitations restrict State Bank from lending or otherwise supplying funds to the Company (or any other affiliate), generally limiting such transactions with the affiliate to 10% of State Bank’s capital and surplus and limiting all such transactions with all affiliates to 20% of State Bank’s capital and surplus. Such transactions, including extensions of credit, sales of securities or assets and provision of services, also must be on terms and conditions consistent with safe and sound banking practices, including credit standards, that are substantially the same or at least as favorable to State Bank as those prevailing at the time for transactions with unaffiliated companies.

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

Regulatory Capital

The FRB has adopted risk-based capital guidelines for bank holding companies and for state member banks, such as State Bank. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk weighted assets by assigning assets and off-balance-sheet items to broad risk categories. Prior to January 1, 2015, the minimum ratio of total capital to risk-weighted assets (including certain off-balance-sheet items, such as standby letters of credit) was 8%. Of that 8%, at least 4% was required to be comprised of common shareholders’ equity (including retained earnings but excluding treasury stock), non-cumulative perpetual preferred stock, a limited amount of cumulative perpetual preferred stock, and minority interests in equity accounts of consolidated subsidiaries, less goodwill and certain other intangible assets (“Tier 1 capital”). The remainder of total risk-based capital (“Tier 2 capital”) may consist, among other things, of certain amounts of mandatory convertible debt securities, subordinated debt, preferred stock not qualifying as Tier 1 capital, allowance for loan and lease losses and net unrealized gains, after applicable taxes, on available-for-sale equity securities with readily determinable fair values, all subject to limitations established by the guidelines. Under the guidelines, capital is compared to the relative risk related to the balance sheet. To derive the risk included in the balance sheet, one of four risk weights (0%, 20%, 50%, and 100%) is applied to different balance sheet and off-balance sheet assets, primarily based on the relative credit risk of the counterparty. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

In July 2013, the FRB and the federal banking agencies published final rules that substantially amend the regulatory risk-based capital rules applicable to the Company and State Bank. These rules implement the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act. “Basel III” refers to various documents released by the Basel Committee on Banking Supervision.

Effective January 1, 2015, State Bank and the Company became subject to new capital regulations (with some provisions transitioned into full effectiveness over two to four years). The new requirements create a new required ratio for common equity Tier 1 (“CET1”) capital, increases the leverage and Tier 1 capital ratios, changes the risk-weights of certain assets for purposes of the risk-based capital ratios, creates an additional capital conservation buffer over the required capital ratios and changes what qualifies as capital for purposes of meeting these various capital requirements. These new capital requirements are as follows: leverage ratio of 4% of adjusted total assets, total capital ratio of 8% of risk-weighted assets and the Tier 1 capital ratio of 6.5% of risk-weighted assets. In addition, the Company will have to meet the new minimum CET1 capital ratio of 4.5% of risk-weighted assets. CET1 consists generally of common stock, retained earnings and accumulated other comprehensive income (AOCI), subject to certain adjustments. Beginning in 2016, failure to maintain the required capital conservation buffer will limit the ability of the Company to pay dividends, repurchase shares or pay discretionary bonuses.

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

State Bank conducted a proforma analysis of the application of these new capital requirements as of December 31, 2014. Based on that analysis, State Bank determined that it meets all these new requirements, including the full 2.5% capital conservation buffer, and would remain well capitalized if these new requirements had been in effect on that date.

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

Among the provisions already implemented pursuant to the Dodd-Frank Act, the following provisions have or may have an effect on the business of the Company and its subsidiaries:

●	the CFPB has been formed with broad powers to adopt and enforce consumer protection regulations;

●	the federal law prohibiting the payment of interest on commercial demand deposit accounts was eliminated effective July 21, 2011;

●	the standard maximum amount of deposit insurance per customer was permanently increased to $250,000;

●	the assessment base for determining deposit insurance premiums has been expanded from domestic deposits to average assets minus average tangible equity;

●	public companies in all industries are or will be required to provide shareholders the opportunity to cast a non-binding advisory vote on executive compensation;

●	new capital regulations for bank holding companies have been adopted, which will impose stricter requirements, and any new trust preferred securities issued after May 19, 2010, will no longer constitute Tier I capital; and

●	new corporate governance requirements applicable generally to all public companies in all industries require new compensation practices and disclosure requirements, including requiring companies to “claw back” incentive compensation under certain circumstances, to consider the independence of compensation advisors and to make additional disclosures in proxy statements with respect to compensation matters.

Many provisions of the Dodd-Frank Act have not yet been implemented and will require interpretation and rule making by federal regulators. As a result, the full effect of the Dodd-Frank Act on the Company cannot yet be determined. However, it is likely that the implementation of these provisions will increase compliance costs and fees paid to regulators, along with possibly restricting the operations of the Company and its subsidiaries.

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
INTEREST RATES AND INTEREST DIFFERENTIAL

The following are the condensed average balance sheets for the years ending December 31 and the interest earned or paid on such amounts and the average interest rate thereon:

	2014			2013			2012
($ in thousands)	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Taxable securities	$69,795	$1,198	1.72%	$78,520	$1,244	1.58%	$90,182	$1,515	1.68%
Non-taxable securities (1)	18,051	1,074	5.95%	17,267	1,065	6.17%	15,160	919	6.06%
Loans, net (2)(3)	501,486	22,524	4.49%	469,603	22,936	4.88%	455,516	24,047	5.28%
Total earning assets	589,332	24,796	4.21%	565,390	25,245	4.47%	560,858	26,481	4.72%
Cash and due from banks	24,665			20,827			20,728
Allowance for loan losses	-6,785			-6,962			-6,591
Premises and equipment	13,725			14,635			15,360
Other assets	51,340			46,030			47,680

Total assets	$672,277			$639,920			$638,035

Liabilities
Savings and interest-bearing demand deposits	$275,188	$105	0.04%	$262,954	$136	0.05%	$245,528	$210	0.09%
Time deposits	171,399	1,879	1.10%	180,154	2,095	1.16%	206,135	2,759	1.34%
Repurchase agreements & Other	18,764	91	0.48%	13,085	58	0.44%	17,238	273	1.58%
Advances from FHLB	24,294	334	1.37%	18,551	339	1.83%	15,547	333	2.14%
Trust preferred securities	17,448	1,071	6.14%	20,620	1,407	6.82%	20,620	1,815	8.80%
Total interest-bearing liabilities	507,093	3,480	0.69%	495,364	4,035	0.81%	505,068	5,390	1.07%

Demand deposits	88,973			78,540			70,749
Other liabilities	16,025			11,316			11,918
Total liabilities	612,091			585,220			587,735
Shareholders' equity	60,186			54,700			50,300

Total liabilities and shareholders' equity	$672,277			$639,920			$638,035

Net interest income (tax equivalent basis)		$21,316			$21,210			$21,091

Net interest income as a percent
of average interest-earning assets			3.62%			3.75%			3.76%

(1)	Security interest is computed on a tax equivalent basis using a 34% statutory tax rate. The tax equivalent adjustment was $0.37 million, $0.36 million and $0.31 million in 2014, 2013 and 2012, respectively.
(2)	Nonaccruing loans and loans held for sale are included in the average balances.
(3)	Loan interest is computed on a tax equivalent basis using a 34% statutory tax rate. The tax equivalent adjustment was $0.02 million, $0.04 million and $0.05 million in 2014, 2013 and 2012, respectively.

I.	DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY;
INTEREST RATES AND INTEREST DIFFERENTIAL (Continued)

The following tables set forth the effect of volume and rate changes on interest income and expense for the periods indicated. For purposes of these tables, changes in interest due to volume and rate were determined as follows:

●	Volume Variance - change in volume multiplied by the previous year's rate.
●	Rate Variance - change in rate multiplied by the previous year's volume.
●	Rate/Volume Variance - change in volume multiplied by the change in rate. This variance was allocated to volume variance and rate variance in proportion to the relationship of the absolute dollar amount of the change in each.
●	Interest on non-taxable securities has been adjusted to a fully tax equivalent basis using a statutory tax rate of 34% in 2014 and 2013.

	Total
	Variance	Variance Attributable To
($ in thousands)	2014/2013	Volume	Rate
Interest income
Taxable securities	$(46)	$(138)	$92
Non-taxable securities	9	48	(39)
Federal funds sold	-	-	-
Loans, net of unearned income and deferred fees*	(412)	1,557	(1,969)
	(449)	1,467	(1,916)

Interest expense
Savings and interest-bearing demand deposits	$(31)	$6	(37)
Time deposits	(216)	(102)	(114)
Repurchase agreements & Other	33	5	28
Advances from FHLB	(5)	105	(110)
Trust preferred securities	(336)	(216)	(120)
	(555)	(202)	(353)

Net interest income	$105	$1,669	$(1,564)

* Interest on non-taxable loans has been adjusted to fully tax equivalent.

II.	INVESTMENT PORTFOLIO

A.	The fair value of securities available for sale as of December 31 in each of the following years are summarized as follows:

($ in thousands)	2014	2013	2012

U.S. Treasury and government agencies	$15,307	$11,300	$14,511
Mortgage-backed securities	50,740	57,223	63,764
State and political subdivisions	19,170	18,155	18,249
Money Market Mutual Fund	-	3,092	2,155
Marketable equity securities	23	23	23

Total	$85,240	$89,793	$98,702

B.	The maturity distribution and weighted average interest rates of securities available for sale at December 31, 2014, are set forth in the table below. The weighted average interest rates are based on coupon rates for securities purchased at par value and on effective interest rates considering amortization or accretion if the securities were purchased at a premium or discount:

	Maturing
		After One Year	After Five Years
	Within	but within	but within	After
($ in thousands)	One Year	Five Years	Ten Years	Ten Years

U.S. Treasury and government agencies	$-	$101	$5,286	$9,920
Mortgage-backed securities	-	4,015	8,299	38,426
State and political subdivisions	882	1,907	4,705	11,676

Total Securities with maturity	$882	$6,023	$18,290	$60,022

Weighted average yield by maturity (1)	6.04%	3.09%	2.84%	2.67%

Marketable equity securities with no maturity	23	-	-	-

Total Securities with no stated maturity	$23	$-	$-	$-

Weighted average yield no maturity (1)	< 0.01%	-	-	-

(1)	Yields are presented on a tax-equivalent basis.

C.	Excluding those holdings of the investment portfolio in U.S. Treasury securities and other agencies of the U.S. Government, there were no other securities of any one issuer which exceeded 10% of the shareholders' equity of the Company at December 31, 2014.

III.	LOAN PORTFOLIO

A.	Types of Loans - Total loans on the balance sheet are comprised of the following classifications at December 31 for the years indicated:

($ in thousands)	2014	2013	2012	2011	2010
Loans Held for Investment (HFI)
Commercial business and agricultural	$134,546	$124,578	$123,767	$116,172	$113,169
Commercial real estate	217,030	205,301	201,392	187,829	177,890
Residential real estate mortgage	113,214	99,620	87,859	87,656	84,775
Consumer & other loans	51,546	47,804	50,371	50,897	51,710

Total loans, (HFI) net of unearned income	516,336	477,303	463,389	442,554	427,544

Residential Loans held for sale	5,168	3,366	6,147	5,238	9,055
Total Loans, net of unearned income	$521,504	$480,669	$469,536	$447,792	$436,599

Concentrations of Credit Risk: The Company grants commercial, real estate and installment loans to customers mainly in Northwest Ohio. Commercial loans include loans collateralized by commercial real estate, business assets and, in the case of agricultural loans, crops and farm equipment and the loans are expected to be repaid from cash flow from operations of businesses. As of December 31, 2014, commercial business and agricultural loans made up approximately 26.1% of the loan portfolio while commercial real estate loans accounted for approximately 42.0% of the loan portfolio. As of December 31, 2014, residential first mortgage loans made up approximately 21.9% of the loan portfolio and are secured by first mortgages on residential real estate, with consumer loans to individuals approximately 10.0% of the loan portfolio and are primarily secured by consumer assets.

B.	Maturities and Sensitivities of Loans to Changes in Interest Rates - The following table shows the amounts of commercial and agricultural loans outstanding as of December 31, 2014, which, based on remaining scheduled repayments of principal, are due in the periods indicated. Also, the amounts have been classified according to sensitivity to changes in interest rates for commercial and agricultural loans due after one year. (Variable-rate loans are those loans with floating or adjustable interest rates.)

	Commercial
Maturing	Business &	Commercial
($ in thousands)	Agricultural	Real Estate	Total
Within one year	$18,482	$17,498	$35,980
After one year but within five years	40,187	82,699	122,886
After five years	75,877	116,833	192,710

Total commercial business, commercial real estate
and agricultural loans	$134,546	$217,030	$351,576

LOAN PORTFOLIO (Continued)

	Interest Sensitivity
	Fixed	Variable
($ in thousands)	Rate	Rate	Total
Commercial Business and Agricultural

Due after one year but within five years	$19,431	$20,756	$40,187
Due after five years	12,718	63,159	75,877

Total	$32,149	$83,915	$116,064

Commercial Real Estate

Due after one year but within five years	34,308	48,391	82,699
Due after five years	28,441	88,392	116,833

Total	$62,749	$136,783	$199,532

Commercial Business, Commercial
Real Estate and Agricultural

Due after one year but within five years	53,739	69,147	122,886
Due after five years	41,159	151,551	192,710

Total	$94,898	$220,698	$315,596

C.	Risk Elements

1.	Non-accrual, Past Due, Restructured and Impaired Loans – The following schedule summarizes non-accrual, past due, and restructured loans at December 31 for the years indicated:

($ in thousands)	2014	2013	2012	2011	2010

(a) Loans accounted for on a non-accrual basis	$4,609	$4,844	$5,305	$6,900	$12,283
(b) Accruing loans which are contractually past due 90 days or more as to interest or principal payments	-	-	-	-	-
(c) Loans not included in (a) which are "Troubled Debt Restructurings" as defined by Accounting Standards Codification 310-40	1,205	1,739	1,258	1,334	1,107
Total non-performing loans and TDRs	$5,813	$6,583	$6,563	$8,234	$13,390

Listed below is the interest income on impaired and non accrual loans at December 31 for the years indicated:

	2014	2013
($ in thousands)
Cash basis interest income recognized on impaired loans outstanding	$200	$228
Interest income actually recorded on impaired loans and included in net income for the period	206	232
Unrecorded interest income on non-accrual loans	88	95

III.	LOAN PORTFOLIO (Continued)

Management believes the allowance for loan losses at December 31, 2014 was adequate to absorb any losses on non-performing loans, as the allowance balance is maintained, by management at a level considered adequate to cover losses that are probable based on past loss experience, general economic conditions, information about specific borrower situations, including their financial position and collateral values, and other factors and estimates which are subject to change over time.

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

As of December 31, 2014, in addition to the $4.6 million of non-performing loans reported under Item III.C.1. above (which amount includes all loans classified by management as doubtful or loss), there were approximately $5.5 million in other outstanding loans where known information about possible credit problems of the borrowers caused management to have concerns as to the ability of such borrowers to comply with the present loan repayment terms (loans classified as substandard by management) and which may result in disclosure of such loans pursuant to Item III.C.1. at some future date. In regard to loans classified as substandard, management believes that such potential problem loans have been adequately evaluated in the allowance of loan losses.

3.	Foreign Outstandings

None

4.	Loan Concentrations

At December 31, 2014, loans outstanding related to agricultural operations or collateralized by agricultural real estate and equipment aggregated approximately $46.2 million, or 9.0% of total loans.

D.	Other Interest-Bearing Assets

There were no other interest-bearing assets as of December 31, 2014 which would be required to be disclosed under Item III.C.1 or Item III.C.2. if such assets were loans.

IV.	SUMMARY OF LOAN LOSS EXPERIENCE

A.	The following schedule presents an analysis of the allowance for loan losses, average loan data and related ratios at December 31 for the years indicated:

($ in thousands)	2014	2013	2012	2011	2010

Loans
Loans outstanding at end of period	$516,336	$477,303	$463,389	$442,554	$427,544

Average loans outstanding during period	$501,486	$469,603	$455,516	$438,883	$445,700

Allowance for loan losses
Balance at beginning of period	$6,964	$6,811	$6,529	$6,715	$7,030
Loans charged-off:
Commercial business and agricultural loans	(607)	(1)	(400)	(642)	(4,739)
Commercial real estate	(13)	(111)	(287)	(2,057)	(4,748)
Residential real estate mortgage	(92)	(264)	(129)	(248)	(1,210)
Consumer loans and other	(135)	(443)	(512)	(460)	(637)
	(847)	(819)	(1,328)	(3,407)	(11,334)
Recoveries of loans previously charged-off
Commercial business and agricultural loans	22	22	48	468	193
Commercial real estate	125	17	50	32	171
Residential real estate mortgage	32	21	86	700	53
Consumer loans and other	25	12	76	27	14
	204	72	260	1,227	431
Net loans charged-off	(643)	(747)	(1,068)	(2,180)	(10,903)
Provision for loan losses	450	900	1,350	1,994	10,588
Balance at end of period	$6,771	$6,964	$6,811	$6,529	$6,715
Ratio of net charge-offs during the period to average loans outstanding during the period	0.13%	0.16%	0.23%	0.50%	2.45%

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

IV.	SUMMARY OF LOAN LOSS EXPERIENCE (Continued)

B.	The following schedule provides a breakdown of the allowance for loan losses allocated by type of loan and related ratios at December 31 for the years indicated:

		Percentage		Percentage		Percentage		Percentage		Percentage
		of Loans In		of Loans In		of Loans In		of Loans In		of Loans In
		Each		Each		Each		Each		Each
		Category to		Category to		Category to		Category to		Category to
	Allowance	Total	Allowance	Total	Allowance	Total	Allowance	Total	Allowance	Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
($ in thousands)	2014		2013		2012		2011		2010

Commercial and agricultural	$1,838	26.1%	$2,334	26.1%	$1,747	26.7%	$1,965	26.3%	$1,739	26.5%
Commercial real estate	2,857	42.0%	2,708	43.0%	3,034	43.5%	2,880	42.4%	3,774	41.6%
Residential first mortgage	1,308	21.9%	1,067	20.9%	1,088	19.0%	956	19.8%	643	19.8%
Consumer & other loans	768	10.0%	855	10.0%	942	10.9%	728	11.5%	559	12.1%
	$6,771	100.0%	$6,964	100.0%	$6,811	100.0%	$6,529	100.0%	$6,715	100.0%

While management's periodic analysis of the adequacy of the allowance for loan losses may allocate portions of the allowance for specific problem loan situations, the entire allowance is available for any loan charge-offs that occur.

V.	DEPOSITS

The average amount of deposits and average rates paid are summarized as follows for the years ended December 31:

	2014		2013		2012
	Average	Average	Average	Average	Average	Average
($ in thousands)	Amount	Rate	Amount	Rate	Amount	Rate

Savings and interest-bearing demand
deposits	$275,188	0.04%	$262,954	0.05%	$245,528	0.09%
Time deposits	171,399	1.10%	180,154	1.16%	206,135	1.34%
Demand deposits (non-interest-bearing)	88,973	-	78,540	-	70,749	-
	$535,560		$521,648		$522,412

Maturities of time certificates of deposit and other time deposits of $100,000 or more outstanding at December 31, 2014, are summarized as follows:

Amount
(dollar in thousands)
Three months or less	$10,960
Over three months through six months	$6,867
Over six months and through twelve months	$13,143
Over twelve months	$42,811

Total	$73,781

VI.	RETURN ON EQUITY AND ASSETS

The ratio of net income to average shareholders' equity and average total assets and certain other ratios are as follows for periods ended December 31:

	2014	2013	2012
($ in thousands)
Average total assets	$672,277	$639,920	$638,035

Average shareholders’ equity	$60,186	$54,700	$50,300

Net income	$5,263	$5,205	$4,814

Cash dividends declared	$0.16	$0.12	$-

Return on average total assets	0.78%	0.81%	0.75%

Return on average shareholders' equity	8.74%	9.52%	9.57%

Dividend payout ratio (1)	14.88%	11.26%	-

Average shareholders' equity to average total assets	8.95%	8.55%	7.88%

(1) Cash dividends declared on common shares divided by net income.

VII.	SHORT-TERM BORROWINGS

The following information is reported for short-term borrowings for 2014, 2013 and 2012:

($ in thousands)	2014	2013	2012

Amount outstanding at end of year	$12,740	$14,696	$10,333

Weighted average interest rate at end of year	0.10%	0.11%	0.10%

Maximum amount outstanding at any month end	$20,607	$15,025	$19,091

Average amount outstanding during the year	$17,057	$12,011	$15,180

Weighted average interest rate during the year	0.11%	0.09%	0.94%

Item 1A. Risk Factors

Cautionary Statement Regarding Forward-Looking Information

Certain statements contained in this Annual Report on Form 10-K, and in other statements that we make from time to time in filings by the Company with the SEC, in press releases, and in oral and written statements made by or with the approval of the Company which are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Examples of forward-looking statements include: (a) projections of income or expense, earnings per share, the payment or non-payment of dividends, capital structure and other financial items; (b) statements of plans and objectives of the Company or our Board of Directors or management, including those relating to products and services; (c) statements of future economic performance; (d) statements of future customer attraction or retention; and (d) statements of assumptions underlying these statements. Forward-looking statements reflect our expectations, estimates or projections concerning future results or events. These statements are generally identified by the use of forward-looking words or phrases such as “anticipates”, “believes”, “plans”, “intends”, “expects”, “projects”, “estimates”, “should”, “may”, “would be”, “will allow”, “will likely result”, “will continue”, “will remain”, or similar expressions.

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

Changes in general economic conditions and real estate values in our primary market areas could adversely affect our earnings, financial condition and cash flows.

Our success depends to a large extent upon local and national economic conditions, as well as governmental fiscal and monetary policies. Conditions such as inflation, recession, unemployment, changes in interest rates, money supply and other factors beyond our control can adversely affect our asset quality, deposit levels and loan demand and, therefore, our earnings and our capital. Our lending and deposit gathering activities are concentrated primarily in Northwest Ohio. As a result, our success depends in large part on the general economic conditions of these areas, particularly given that a significant portion of our lending relates to real estate located in this region. Real estate values in our markets were negatively impacted by the recent economic crisis. Although there has been some improvement recently in a number of economic measures, including home prices and unemployment rates in Ohio, we continue to experience difficult economic conditions and high unemployment in many of our traditional market areas in Northwest Ohio. A prolonged continuation of these economic conditions and/or a significant decline in the economy in our market areas could impair our ability to collect payments on loans, increase loan delinquencies, increase problem assets and foreclosures, increase lawsuits and other claims by borrowers, decrease the demand for our products and services and decrease the value of collateral for loans, especially real estate values, which could have a material adverse effect on our financial condition, results of operations and cash flows.

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

In July 2013, our primary federal regulator, the Federal Reserve, published final rules establishing a new comprehensive capital framework for U.S. banking organizations. The rules implement the Basel Committee's December 2010 framework known as “Basel III” for strengthening international capital standards as well as certain provisions of the Dodd-Frank Act. The implementation of the final rules will lead to higher capital requirements and more restrictive leverage and liquidity ratios than those currently in place. In addition, in order to avoid limitations on capital distributions, such as dividend payments and certain bonus payments to executive officers, the rules require insured financial institutions to hold a capital conservation buffer of common equity Tier 1 capital above the minimum risk-based capital requirements. The capital conservation buffer will be phased in over time, becoming effective on January 1, 2019, and will consist of an additional amount of common equity equal to 2.5% of risk-weighted assets. The rules will also revise the regulatory agencies' prompt corrective action framework by incorporating the new regulatory capital minimums and updating the definition of common equity. For the Company, the new rules began to phase in on January 1, 2015 and will be fully phased in by January 1, 2019. Until the rules are fully phased in, we cannot predict the ultimate impact it will have upon the financial condition or results of operations of the Company.

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

Your ability to sell or purchase our common shares depends upon the existence of an active trading market for our common shares. While our stock is quoted on the NASDAQ Capital Market, it trades infrequently. As a result, you may be unable to sell or purchase our common shares at the volume, price and time you desire. The limited trading market for our common shares may cause fluctuations in the market value of our common shares to be exaggerated, leading to price volatility in excess of that which would occur in a more active trading market.

The market price of our common shares may be subject to fluctuations and volatility.

The market price of our common shares may fluctuate significantly due to, among other things, changes in market sentiment regarding our operations, financial results or business prospects, the banking industry generally or the macroeconomic outlook. Factors that could impact our trading price include:

•	our operating and financial results, including how those results vary from the expectations of management, securities analysts and investors;

•	developments in our business or operations or in the financial sector generally;

•	any future offerings by us of debt or preferred shares, which would be senior to our common shares upon liquidation and for purposes of dividend distributions;

•	legislative or regulatory changes affecting our industry generally or our business and operations specifically;

•	the operating and stock price performance of companies that investors consider to be comparable to us;

•	announcements of strategic developments, acquisitions and other material events by us or our competitors;

•	expectations of (or actual) equity dilution, including the actual or expected dilution to various financial measures, including earnings per share, that may be caused by any future offering and/or sale of additional securities of the Company;

•	actions by our current shareholders, including future sales of common shares by existing shareholders, including our directors and executive officers; and

•	other changes in U.S. or global financial markets, global economies and general market conditions, such as interest or foreign exchange rates, stock, commodity, credit or asset valuations or volatility.

Equity markets in general and our common shares in particular have experienced considerable volatility over the past few years. The market price of our common shares may continue to be subject to volatility unrelated to our operating performance or business prospects. Increased volatility could result in a decline in the market price of our common shares.

Investors could become subject to regulatory restrictions upon ownership of our common shares.

Under the federal Change in Bank Control Act, a person may be required to obtain prior approval from the Federal Reserve before acquiring the power to directly or indirectly control our management, operations, or policy or before acquiring 10% or more of our common shares.

We have implemented anti-takeover devices that could make it more difficult for another company to purchase us, even though such a purchase may increase shareholder value.

In many cases, shareholders may receive a premium for their shares if we were purchased by another company. Ohio law and our Articles and Amended and Restated Regulations, as amended (“Regulations”), make it difficult for anyone to purchase us without the approval of our board of directors. Consequently, a takeover attempt may prove difficult, and shareholders may not realize the highest possible price for their securities.

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

Item 1B. Unresolved Staff Comments

None

Item 2. Properties.

The Company’s principal executive offices are located at 401 Clinton Street, Defiance, Ohio. This facility is owned by State Bank, and a portion of the facility is used for retail banking. In addition, State Bank owns the land and buildings occupied by 16 of its banking centers and leases one other property used as a banking center. The Company also occupies office space from various parties for multiple business purposes on varying lease terms. There is no outstanding mortgage debt on any of the properties which the Company owns. The Chief branch was closed during the year.

Listed below are the banking centers, loan production offices and service facilities of the Company and their addresses, all of which are located in Allen, Defiance, Fulton, Franklin, Lucas, Paulding, Williams and Wood Counties of Ohio, and Allen and Steuben Counties of Indiana:

Description/address	Leased/ Owned	Deposits

Main Banking Center & Corporate Office
401 Clinton Street, Defiance, OH*	Owned	$178,369

Banking Centers/Drive-Thru's
1419 West High Street, Bryan, OH	Owned	25,245
312 Main Street, Delta, OH	Owned	12,370
12832 Coldwater Road, Fort Wayne, IN	Owned	14,859
235 Main Street, Luckey, OH	Owned	29,129
133 East Morenci Street, Lyons, OH	Owned	19,395
930 West Market Street, Lima, OH	Owned	29,516
1201 East Main Street, Montpelier, OH	Owned	43,035
510 Third Street, Defiance, OH (Drive-thru)*	Owned	N/A
1600 North Clinton Street, Defiance, OH	Leased	31,295
218 North First Street, Oakwood, OH	Owned	21,292
220 North Main Street, Paulding, OH	Owned	37,555
610 East South Boundary Street, Perrysburg, OH	Owned	14,137
119 South State Street, Pioneer, OH	Owned	28,728
6401 Monroe Street, Sylvania, OH	Owned	15,854
311 Main Street, Walbridge, OH	Owned	30,796
515 Parkview, Wauseon, OH	Owned	18,366

Loan Production Offices
109 South High, Dublin, OH	Owned	964
68 N. High Street, Bldg. E, Ste. 105, New Albany, OH	Leased	-
908 North Wayne Street, Suite A, Angola, IN	Leased	-

Service Facilities (RDSI)
104 Depot Street, Archbold, OH	Leased	N/A
105 East Holland Street, Archbold, OH	Leased	N/A

Service Facilities (DCM)
3101 Technology Blvd., Suite B, Lansing, MI	Leased	N/A

Total Deposits		$550,906

The Company’s subsidiaries, The State Bank and Trust Company and RDSI Banking Systems, have several noncancellable operating leases for business use that expire over the next ten years. These leases generally contain renewal options for periods of five years and require the lessee to pay all executory costs such as taxes, maintenance and insurance. Aggregate rental expense for these leases was $0.38 million, and $0.45 million for the years ended December 31, 2014, and 2013, respectively.

Future minimum lease payments under operating leases are:

($ in thousands)
2015	143
2016	100
2017	86
2018	77
2019	77
Thereafter	77

Total minimum lease payments	$560

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

Item 4. Mine Safety Disclosures.

Not Applicable

Supplemental Item: Executive Officers of the Registrant

The following table lists the names and ages of the executive officers of the Company as of February 27, 2015, the positions presently held by each executive officer and the business experience of each executive officer during the past five years. Unless otherwise indicated, each person has held his principal occupation(s) for more than five years.

Name	Age	Position(s) Held with the Company and its Subsidiaries and Principal Occupation(s)
Mark A. Klein	60

President, and Chief Executive Officer of the Company since January 2010; Director of the Company since February 2010; President and Chief Executive Officer of State Bank since January 2006; Director of State Bank since 2006; President of RDSI since October 2011; Member of State Bank Investment Committee since March 2007.

Anthony V. Cosentino	53	Executive Vice President and Chief Financial Officer of the Company and State Bank since March 2010; Chief Financial Officer of RDSI since October 2011; Member of State Bank Investment Committee since 2010.

Jonathan R. Gathman	41	Executive Vice President and Senior Lending Officer of the Company since October 2005; Senior Vice President and Commercial Lending Manager from June 2005 through October 2005; Vice President and Commercial Lender from February 2003 through June 2005. Began working for State Bank in May 1996.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common shares are traded on the NASDAQ Capital Market under the symbol “SBFG” and there were 4,875,129 shares outstanding as of December 31, 2014. Our depository shares representing a 1/100th interest in our preferred shares, Series A are traded on the NASDAQ Capital Market under the symbol ”SBFGP” and there were 1,500,000 depository shares outstanding as of December 31, 2014. As of December 31, 2014, there were 1,363 current active holders of our common and depository shares.

The following table presents quarterly market price information and cash dividends paid per share for our common shares for 2014 and 2013:

2014	Market Price Range		Dividends
	High	Low	Paid
Quarter ended December 31, 2014	$9.70	$8.50	$0.045
Quarter ended September 30, 2014	9.20	8.06	0.040
Quarter ended June 30, 2014	8.75	7.71	0.040
Quarter ended March 31, 2014	9.00	7.75	0.035

2013

Quarter ended December 31, 2013	$8.45	$7.45	$0.035
Quarter ended September 30, 2013	8.35	7.51	0.030
Quarter ended June 30, 2013	8.98	7.14	0.055
Quarter ended March 31, 2013	9.55	6.49	-

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

	Period Ending
Index	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14
SB Financial Group, Inc.	100.00	58.04	38.45	95.18	116.85	142.04
NASDAQ Composite	100.00	118.15	117.22	138.02	193.47	222.16
NASDAQ Bank	100.00	114.16	102.17	121.26	171.86	180.31

Source : SNL Financial LC, Charlottesville, VA
© 2015
www.snl.com

Repurchase of Common Shares

There were no common shares repurchased by the Company in 2014 or 2013.

Item 6. Selected Financial Data

SUMMARY OF SELECTED FINANCIAL DATA

FINANCIAL HIGHLIGHTS

(Dollars in thousands except per share data)
Year Ended December 31

	2014	2013	2012	2011	2010

EARNINGS
Interest income	$24,408	$24,848	$26,122	$27,509	$29,564
Interest expense	3,480	4,035	5,390	6,798	9,602
Net interest income	20,928	20,813	20,732	20,711	19,962
Provision for loan losses	450	900	1,350	1,994	10,588
Noninterest income	12,827	14,046	14,845	13,857	20,819
Noninterest expense	25,957	26,511	27,484	30,253	52,308
Provision (credit) for income taxes	2,085	2,243	1,929	658	(6,502)
Net income (loss)	5,263	5,205	4,814	1,664	(15,613)

PER SHARE DATA
Basic earnings	$1.08	$1.07	$0.99	$0.34	$(3.21)
Diluted earnings	1.07	1.07	0.99	0.34	(3.21)
Cash dividends declared	0.16	0.12	-	-	-
Shareholders' equity per share	11.96	11.55	10.96	9.86	9.47

AVERAGE BALANCES
Average total assets	$672,277	$639,920	$638,035	$643,528	$673,781
Average shareholders’ equity	60,186	54,700	50,300	47,035	57,281

RATIOS
Return on average total assets	0.78%	0.81%	0.75%	0.26%	-2.32%
Return on average shareholders' equity	8.74	9.52	9.57	3.54	(27.26)
Cash dividend payout ratio (dividends divided by net income)	14.81	11.21	-	-	-
Average shareholders' equity to average total assets	8.95	8.55	7.88	7.31	8.50

PERIOD END TOTALS
Total assets	$684,228	$631,754	$638,234	$628,664	$660,288
Total investments; fed funds sold	85,240	89,793	98,702	111,978	132,762
Total loans and leases	516,336	477,303	463,389	442,554	427,544
Loans held for sale	5,168	3,366	6,147	5,238	9,055
Allowance for loan losses	6,771	6,964	6,811	6,529	6,715
Total deposits	550,906	518,234	527,001	518,765	515,678
Notes payable	-	589	1,702	2,788	3,290
Advances from FHLB	30,000	16,000	21,000	12,776	22,807
Trust preferred securities	10,310	20,620	20,620	20,620	20,620
Shareholders' equity	75,683	56,269	53,284	47,932	46,024

QUARTERLY FINANCIAL INFORMATION (unaudited)

Year Ended December 31, 2014	March	June	September	December
($ in thousands)

Interest income	$5,741	$6,156	$6,321	$6,190
Interest expense	916	908	971	685
Net interest income	4,825	5,248	5,350	5,505
Provision for loan losses	-	150	150	150
Non-interest income	2,560	3,295	3,809	3,163
Non-interest expense	6,079	6,627	6,888	6,363
Income tax expense	326	521	608	630
Net income	$980	$1,245	$1,513	$1,525

Earnings per share
Basic	$0.20	$0.26	$0.31	$0.31
Diluted	0.20	0.25	0.31	0.30

Dividends per share	0.035	0.040	0.040	0.045

Year Ended December 31, 2013	March	June	September	December
($ in thousands)

Interest income	$6,407	$6,360	$6,146	$5,935
Interest expense	1,115	1,010	971	939
Net interest income	5,292	5,350	5,175	4,996
Provision for loan losses	299	200	401	-
Non-interest income	3,567	3,820	3,710	2,949
Non-interest expense	6,670	7,080	6,562	6,199
Income tax expense	572	571	578	522
Net income	$1,318	$1,319	$1,344	$1,224

Earnings per share
Basic	$0.27	$0.27	$0.28	$0.25
Diluted	0.27	0.27	0.28	0.25

Dividends per share	-	0.055	0.030	0.035

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

SB Financial Group, Inc. (“SB Financial” or the “Company”), is a bank holding company registered with the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended. Through its direct and indirect subsidiaries, SB Financial is engaged in commercial banking, computerized item processing, and trust and financial services.

The following discussion is intended to provide a review of the consolidated financial condition and results of operations of SB Financial and its subsidiaries (collectively, the “Company”). This discussion should be read in conjunction with the Company’s consolidated financial statements and related footnotes as of and for the years ended December 31, 2014 and 2013.

Critical Accounting Policies

The accounting and reporting policies of SB Financial are in accordance with generally accepted accounting principles in the United States and conform to general practices within the banking industry. The Company’s significant accounting policies are described in detail in the notes to the Company’s consolidated financial statements for the years ended December 31, 2014 and 2013. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. The Company’s financial position and results of operations can be affected by these estimates and assumptions and are integral to the understanding of reported results. Critical accounting policies are those policies that management believes are the most important to the portrayal of the Company’s financial condition and results, and they require management to make estimates that are difficult, subjective or complex.

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

Earnings Summary

Net income for 2014 was $5.26 million, or $1.07 per diluted share, compared with net income of $5.21 million, or $1.07 per diluted share for 2013. State Bank reported net income for 2014 of $6.95 million, which is down from the $7.06 million in net income in 2013. RDSI reported a net loss for 2014 of $0.18 million, compared to a net loss of $0.19 million reported for 2013.

Positive results for 2014 included loan growth of $39.0 million, and demand deposit growth of $17.8 million. Both of these factors contributed to a net interest margin of 3.62 percent, which is down 13 basis points from 2013. Money Market deposits increased 31 percent over the prior year to $104.6 million which impacted margin. The mortgage banking business line continues to grow, with residential real estate loan production of $220 million for the year, resulting in $4.2 million of revenue from gains on sale. The level of mortgage origination was down from the $249 million in 2013. The Company’s loans serviced for others ended the year at $666 million.

Operating expense was down compared to the prior year by $0.55 million, or 2.1 percent, due to lower mortgage volumes, fringe benefit cost reductions and lower staffing levels. Included in the 2014 operating expense was a one time $0.33 million prepayment penalty related to the early termination of the Company’s fixed rate trust preferred securities. Net charge-offs for 2014 of $0.64 million resulted in a loan loss provision of $0.45 million, which was down from the $0.9 million in 2013.

Changes in Financial Condition

Total assets at December 31, 2014, were $684.2 million, compared to $631.8 million at December 31, 2013. Loans (excluding loans held for sale) were $516.3 million at December 31, 2014, compared to $477.3 million at December 31, 2013. Total deposits were $550.9 million at year-end 2014, compared to $518.2 million at December 31, 2013. Non-interest bearing deposits at December 31, 2014, were $97.9 million, compared to $81.6 million at December 31, 2013.

Total shareholders’ equity was $75.7 million at year-end 2014, up from $56.3 million at the prior year-end. The $19.4 million increase in shareholdes equity, which is a 34.4 percent increase over the prior year was due to net income less shareholder dividends of $4.5 million and the net proceeds from the preferred capital rasie completed in December 2014. The preferred capital raise after expenses increase total capital for the Company by $14.0 million.

Significant Events of 2014

The Company reported net income for 2014 of $5.26 million, or $1.07 per share. This was an improvement from the net income of $5.21 million for 2013. Included in the 2014 results was a one time prepayment penalty on the Company’s fixed rate trust preferred securities, which reduced 2014 net income by $0.28 million. Our Banking subsidiary, State Bank, had net income of $6.95 million, while our technology subsidiary, RDSI, had a net loss of $0.18 million during 2014.

Improvements in problem assets were a factor in the Company’s increase in profitability during 2014. At December 31, 2014, non-performing assets had declined $1.0 million from the prior year to $6.3 million. The level of non-performing assets to total assets fell to 0.92 percent from 1.14 percent for the prior year. Loan delinquency (defined as loans past due 30 days or greater) ended the year at 1.36 percent at December 31, 2014, versus 0.72 percent at December 31, 2013.

Mortgage loan production and sale continued to be a significant part of our business model during 2014. During the year, the Company originated $220 million and subsequently sold $182 million of originated balances and had net mortgage banking revenue of $5.0 million, which in addition to gains on sale includes net servicing revenue.

Operating expense was reduced by 2.1 percent during 2014 as expenses related to mortgage origination were down and the Company made changes to benefit programs. Additionally, expenses at RDSI declined due to lower volume and reduced infrastructure expense. Included in the 2014 operating expense levels was the trust preferred prepayment penalty of $0.33 million.

The Company’s loan loss provision for 2014 totaled $0.45 million, which was down 50 percent from the $0.9 million incurred during 2013. The provision level for 2014 was below the $0.64 million of net charge-offs incurred during the year.

SUMMARY OF FINANCIAL DATA AND RESULTS OF OPERATIONS

	Year Ended December 31,
($ in thousands ~except per share data)	2014	2013	% Change
Total assets	$684,228	$631,754	8.3%
Total investments	85,240	89,793	-5.1%
Loans held for sale	5,168	3,366	53.5%
Loans, net of unearned income	516,336	477,303	8.2%
Allowance for loan losses	6,771	6,964	-2.8%
Total deposits	$550,906	$518,234	6.3%

Total revenues	$33,755	$34,859	-3.2%
Net interest income	20,928	20,813	0.6%
Loan loss provision	450	900	-50.0%
Non-interest income	12,827	14,046	-8.7%
Non-interest expense	25,957	26,511	-2.1%
Net income	5,263	5,205	1.1%
Diluted earnings per share	$1.07	$1.07	0.0%

Net Interest Income

	Year Ended December 31,
($ in thousands)	2014	2013	% Change
Net interest income	$20,928	$20,813	0.6%

Net interest income was $20.9 million for 2014 compared to $20.8 million for 2013, an increase of 0.06 percent. Average earning assets increased to $589.3 million in 2014, compared to $565.4 million in 2013, due to loan volume. The consolidated 2014 full-year net interest margin decreased 13 basis points to 3.62 percent compared to 3.75 percent for the full year 2013. In the third quarter, the Company redeemed its fixed rate trust preferred securities prior to maturity and incurred a prepayment penalty of $0.10 million.

Loan Loss Provision

Provision for Loan Losses of $0.45 million was taken in 2014 compared to $0.9 million taken for 2013. The $0.45 million decrease was due to the lower level of charge-offs and the improvement in the Company’s non-performing asset levels. For 2014, net charge-offs totaled $0.64 million, or 0.13 percent of average loans.

Non-interest Income

	Year Ended December 31,
($ in thousands)	2014	2013	% Change
Total non-interest income	$12,827	$14,046	-8.7%

Data service fees	$1,289	$1,500	-14.1%
Wealth management fees	2,630	2,653	-0.9%
Customer service fees	2,691	2,587	4.0%
Gains on sale of loans	4,549	5,651	-19.5%
Mortgage loan servicing fees, net	731	1,246	-41.3%
Gains on sale of securities	160	48	233.3%
Other	777	361	115.2%

Total non-interest income was $12.8 million for 2014 compared to $14.0 million for 2013, representing a $1.2 million, or 8.7 percent decrease year-over-year. This decrease was driven by a 19 percent decline in gains on sale of loans. The Company sold $182 million of originated mortgages into the secondary market, which allowed for the sold and serviced loan portfolio to grow from $606 million in 2013 to $666 million at December 31, 2014. This portfolio provides a servicing fee annuity, which is expected to provide servicing revenue for the foreseeable future.

Data servicing fees from RDSI continued to decline, down 14 percent due to lower check processing volume and client losses. Customer service fees increased during 2014 due to changes in the Company’s deposit products. Other income increased due to one time insurance portolio earnings.

Non-interest Expense

	Year Ended December 31,
($ in thousands)	2014	2013	% Change
Total non-interest expense	$25,957	$26,511	-2.1%

Salaries & employee benefits	13,185	13,497	-2.3%
Professional fees	1,703	1,827	-6.8%
Occupancy & equipment expense	4,612	5,081	-9.2%
FDIC insurance expense	383	409	-6.4%
Marketing expense	564	471	19.7%
All other	5,510	5,442	1.2%

Non-interest expense for 2014 decreased $0.55 million, or 2.1 percent, compared to 2013. Included in the 2014 expense totals was $0.33 million related to the trust preferred prepayment penalty. The Company made further declines in staffing levels for efficiency purposes and to reflect the commensurate declines in RDSI revenues. Total full-time equivalent headcount (FTE) ended 2014 at 190, which was down ten from year end 2013.

FINANCIAL CONDITION

Total assets at December 31, 2014, were $684.2 million, an increase of $52.5 million from December 31, 2013. The increase in total assets was related to loan growth of $39.0 million and an increase in cash of $15.1 million from the Company’s preferred capital raise completed in December of 2014. The Company’s available for sale securities were $85.2 million, a $4.6 million decrease from the prior year.

Loans/Deposits

	Total Loans
($ in thousands)	2014	2013	% Change
Commercial	$88,329	$85,368	3.5%
Commercial real estate	217,030	205,301	5.7%
Agricultural	46,217	39,210	17.9%
Residential real estate	113,214	99,620	13.6%
Consumer & Other	51,546	47,804	7.8%
Total loans, net of unearned income	$516,336	$477,303	8.2%

Total loans, held for sale	$5,168	$3,366	53.5%

	Total Deposits
	2014	2013	% Change
Non interest bearing demand	$97,853	$81,570	20.0%
Interest bearing demand	121,043	119,551	1.2%
Savings & money market	168,709	141,554	19.2%
Time deposits	163,301	175,559	-7.0%
Total deposits	$550,906	$518,234	6.3%

Loans increased $39.0 million, or 8.2 percent, to $516.3 million at December 31, 2014. The largest component of this increase was in residential real estate loans which rose $18.8 million followed by commercial real estate and agricultural which rose $11.7 million and $7.0 million, respectively. Deposits increased $32.7 million, or 6.3 percent, to $550.9 million at December 31, 2014. Deposit growth for the year included $17.8 million in demand deposits and $14.9 million in savings and time deposits.

Asset Quality

($ in thousands)	12/31/2014	12/31/2013	Change in Dollars / Percentages
Non-accruing loans	$4,608	$4,844	$(236)
Accruing restructured loans	$1,385	$1,739	$(354)
OREO & Repossessed assets	$285	$651	$(366)
Non-performing assets	$6,278	$7,234	$(956)
Non-performing assets/total assets	0.92%	1.14%	-0.23%
Net charge-offs	$643	$747	$(104)
Net charge-offs/average loans	0.13%	0.16%	-0.03%
Loan loss provision	$450	$900	$(450)
Allowance for loan losses	$6,771	$6,964	$(193)
Allowance/loans	1.31%	1.46%	-0.15%
Allowance/non-accruing loans	146.9%	143.8%	3.2%
Allowance/non-performing assets	107.9%	96.3%	11.6%

Non-performing assets (loans + OREO (Other Real Estate Owned) + OAO (Other Assets Owned) + accruing TDRs) were $6.3 million, or 0.92 percent of total assets at December 31, 2014, a decrease of $1.0 million from 2013. Net charge-offs were also down during 2014 at $0.64 million, which was a $0.1 million improvement over 2013. The Company’s loan loss allowance at December 31, 2014, now covers non-performing loans at 113 percent, up from 106 percent at December 31, 2013.

CAPITAL RESOURCES

Stockholders’ equity at December 31, 2014, was $75.7 million, equivalent to 11.1 percent of total assets. The total consolidated risk-based capital ratio was 14.0 percent at December 31, 2014. Total consolidated regulatory (risk-based) capital was $74.2 million at December 31, 2014, and $64.9 million at December 31, 2013. Capital ratios for the Company’s banking subsidiary, State Bank, were 8.6 percent for the Tier 1 leverage ratio and 12.0 percent for the risk-based capital ratio at December 31, 2014. The equity balances for 2014 included the net impact of the Company’s capital raise, which closed in December 2014 and added $14.0 million to total equity through the public offering of depository shares representing 1/100th interest in our 6.50 percent Noncumulative Convertible Preferred Shares, Series A.

Goodwill and Intangibles

The Company completed the most recent annual goodwill impairment test as of December 31, 2014. The first step impairment test compares the fair value of the reporting unit with the carrying value, including goodwill. The reporting unit is State Bank. RDSI has no remaining goodwill. At December 31, 2014, State Bank passed step one, which indicated no impairment.

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

Planned Purchases of Premises and Equipment

Management plans to purchase additional premises and equipment to meet the current and future needs of the Company’s customers. These purchases, including buildings and improvements and furniture and equipment (which includes computer hardware, software, office furniture and license agreements), are currently expected to total approximately $5.7 million for the Company during 2015. Included in the 2015 capital expenditures will be the completion of our new Columbus, Ohio regional facility and the purchase of a full service retail location in Findlay, Ohio. These capital expenditures and purchases are expected to be funded by cash on hand and from cash generated from current operations. The Company is under contract to purchase the Findlay location and has spent approximately 40% of the construction costs for the Dublin location.

LIQUIDITY

Liquidity relates primarily to the Company’s ability to fund loan demand, meet deposit customers’ withdrawal requirements and provide for operating expenses. Sources used to satisfy these needs consist of cash and due from banks, interest bearing deposits in other financial institutions, securities available for sale, loans held for sale, and borrowings from various sources. The assets, excluding the borrowings, are commonly referred to as liquid assets. Liquid assets were $118.6 million at December 31, 2014, compared to $106.3 million at December 31, 2013.

The Company’s commercial real estate, first mortgage residential, agricultural and multi-family mortgage portfolio of $376.5 million at December 31, 2014, can and has been readily used to collateralize borrowings, which is an additional source of liquidity. Management believes the Company’s current liquidity level, without these borrowings, is sufficient to meet its current and anticipated liquidity needs. At December 31, 2014, all eligible commercial real estate, residential first, multi-family mortgage and agricultural loans were pledged under an FHLB blanket lien.

ANALYSIS OF CASH FLOW ACTIVITIES

The cash flow statements for the periods presented provide an indication of the Company’s sources and uses of cash as well as an indication of the ability of the Company to maintain an adequate level of liquidity. A discussion of the cash flow statements for 2014 and 2013 follows:

The Company experienced positive cash flows from operating activities in 2014 and 2013. Net cash from operating activities was $5.0 million and $13.9 million for the years ended December 31, 2014 and 2013, respectively. Significant operating items for 2014 included gain on sale of loans ($4.5 million) and gain on sale of securities ($0.16 million). Net proceeds from sales of loans held for sale and loans originated and held for sale were a positive $6.3 million.

The Company experienced negative cash flows from investing activities in 2014 and 2013. Net cash used in investing activities was ($36.6) million and ($8.9) million for the years ended December 31, 2014 and 2013, respectively. The changes for 2014 include the purchase of available-for-sale securities of $26.1 million, and net increase in loans of $40.0 million. The changes for 2013 include the purchase of available-for-sale securities of $32.1 million and net increase in loans of $15.6 million. The Company had proceeds from repayments, maturities, sales and calls of securities of $31.0 million and $37.4 million in 2014 and 2013, respectively.

The Company experienced positive cash flows from financing activities in 2014 and negative cash flows from financing activities in 2013. Net cash in financing activities was a source of cash of $46.7 million in 2014 and a use of cash of $11.0 million in 2013. Positive $32.7 million and negative $8.8 million of the change is attributable to the change in deposits for 2014 and 2013, respectively. In 2014, the Company provided cash of $14.0 million from a preferred capital raise, and repaid trust preferred securities in the amount of $10.6 million.

The Company uses an economic value of equity (“EVE”) analysis to measure risk in the balance sheet incorporating all cash flows over the estimated remaining life of all balance sheet positions. The EVE analysis calculates the net present value of the Company’s assets and liabilities in rate shock environments that range from -400 basis points to +400 basis points. The likelihood of a decrease in rates was considered to be remote given the current interest rate environment and therefore, only the minus 100 basis point rate change was included for 2014 and 2013. The results of this analysis are reflected in the following tables for December 31, 2014, and December 31, 2013.

December 31, 2014 Economic Value of Equity ($’s in thousands)
Change in Rates	$ Amount	$ Change	% Change
+400 basis points	$128,975	$18,443	16.69%
+300 basis points	126,167	15,635	14.14%
+200 basis points	122,675	12,142	10.99%
+100 basis points	117,985	7,453	6.74%
Base Case	110,532	-	-
-100 basis points	105,296	(5,236)	(4.74%)

December 31, 2013 Economic Value of Equity ($’s in thousands)
Change in Rates	$ Amount	$ Change	% Change
+400 basis points	$105,687	$13,393	14.51%
+300 basis points	103,812	11,517	12.48%
+200 basis points	101,018	8,724	9.45%
+100 basis points	97,311	5,017	5.44%
Base Case	92,294	-	-
-100 basis points	86,266	(6,029)	(6.53%)

Off-Balance-Sheet Borrowing Arrangements:

Significant additional off-balance-sheet liquidity is available in the form of Federal Home Loan Bank (FHLB) advances, unused federal funds lines from correspondent banks and the national certificate of deposit market. Management expects the risk of changes in off-balance-sheet arrangements to be immaterial to earnings.

The Company’s commercial real estate, first mortgage residential, agricultural and multi-family mortgage portfolios of $376.5 million have been pledged to meet collateralization requirements as of December 31, 2014. Based on the current collateralization requirements of the FHLB, approximately $23.3 million of additional borrowing capacity existed at December 31, 2014.

At December 31, 2014 and 2013, the Company had $14.0 million and $11.5 million in federal funds lines available, respectively. The Company also had $24.1 million in unpledged securities at December 31, 2014, that may be used to pledge for additional borrowings.

TABULAR DISCLOSURE OF CONTRACTUAL OBLIGATIONS

($ in thousands)	Payment due by period
Contractual Obligations	Total	Less than 1 Year	1 - 3 years	3 - 5 years	More than 5years
Long-Term Debt Obligations	$30,000	$4,500	$14,000	$11,500	$-
Other Debt Obligations	10,310	-	-	-	10,310
Operating Lease Obligations	560	143	186	154	77
Other Long-Term Liabilities
Reflected on the Registrant's Balance Sheet under GAAP	163,301	68,354	69,850	24,108	989
Total	$204,171	$72,997	$84,036	$35,762	$11,376

The Company’s contractual obligations as of December 31, 2014, were comprised of long-term debt obligations, other debt obligations, operating lease obligations and other long-term liabilities. Long-term debt obligations are comprised of FHLB Advances of $30.0 million. Other debt obligations are comprised of Trust Preferred securities of $10.3 million. The Other long-term liabilities include time deposits of $163.3 million.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

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

There are several ways an institution can manage interest rate risk including: 1) matching repricing periods for new assets and liabilities, for example, by shortening or lengthening terms of new loans, investments, or liabilities; 2) selling existing assets or repaying certain liabilities; and 3) hedging existing assets, liabilities, or anticipated transactions. An institution might also invest in more complex financial instruments intended to hedge or otherwise change interest rate risk. Interest rate swaps, futures contracts, options on futures contracts, and other such derivative financial instruments can be used for this purpose. Because these instruments are sensitive to interest rate changes, they require management’s expertise to be effective. The Company has not purchased derivative financial instruments in the past, but during 2014 and 2013 the Company entered into interest rate swap agreements as an accommodation to certain loan customers. See Note 5 to the financial statements. The Company may purchase such instruments in the future if market conditions are favorable.

Quantitative Market Risk Disclosure. The following table provides information about the Company’s financial instruments used for purposes other than trading that are sensitive to changes in interest rates as of December 31, 2014. The table does not present when these items may actually reprice. For loans receivable, securities, and liabilities with contractual maturities, the table presents principal cash flows and related weighted-average interest rates by contractual maturities as well as the historical impact of interest rate fluctuations on the prepayment of loans and mortgage backed securities. For core deposits (demand deposits, interest-bearing checking, savings, and money market deposits) that have no contractual maturity, the table presents principal cash flows and applicable related weighted-average interest rates based upon the Company’s historical experience, management’s judgment and statistical analysis, as applicable, concerning their most likely withdrawal behaviors. The current historical interest rates for core deposits have been assumed to apply for future periods in this table as the actual interest rates that will need to be paid to maintain these deposits are not currently known. Weighted average variable rates are based upon contractual rates existing at the reporting date.

Principal/Notional Amount Maturing or Assumed to be Withdrawn in:

($ in thousands)	2015	2016	2017	2018	2019	Thereafter	Total
Rate Sensitive Assets
Variable Rate Loans	$63,088	$13,418	$8,541	$12,348	$6,551	$25,666	$129,612
Average interest rate	3.82%	3.74%	3.70%	2.92%	3.47%	3.49%	3.63%
Adjustable Rate Loans	$26,198	$19,798	$18,407	$17,001	$18,353	$128,479	$228,236
Average interest rate	3.94%	4.21%	4.10%	4.14%	4.24%	4.13%	4.12%
Fixed Rate Loans	$31,032	$19,695	$17,677	$15,418	$19,172	$60,662	$163,657
Average interest rate	4.05%	4.49%	4.45%	4.32%	4.28%	4.26%	4.28%
Total Loans	$120,318	$52,911	$44,625	$44,767	$44,076	$214,807	$521,504
Average interest rate	3.90%	4.19%	4.16%	3.87%	4.14%	4.09%	4.05%
Fixed rate investment securities	$18,176	$5,392	$4,643	$3,206	$1,457	$47,885	$80,759
Average interest rate	2.86%	1.76%	1.60%	1.65%	1.77%	2.58%	2.48%
Variable rate investment securities	$2,637	$1,518	$24	$24	$101	$3,925	$8,229
Average interest rate	1.01%	1.45%	2.25%	2.25%	2.50%	2.37%	1.77%
Fed Funds Sold & Other	$-	$-	$-	$-	$-	$-	$-
Average interest rate	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Total Rate Sensitive Assets	$141,131	$59,821	$49,292	$47,997	$45,634	$266,617	$610,492
Average interest rate	3.72%	3.91%	3.92%	3.72%	4.06%	3.80%	3.81%

Rate Sensitive Liabilities
Demand - Non Interest Bearing	$13,812	$11,861	$10,188	$8,749	$7,516	$45,727	$97,853
Demand - Interest Bearing	$14,401	$12,687	$11,179	$9,847	$8,677	$64,252	$121,043
Average interest rate	0.05%	0.05%	0.05%	0.05%	0.05%	0.05%	0.05%
Money Market Accounts	$13,112	$11,468	$10,030	$8,775	$7,673	$53,544	$104,602
Average interest rate	0.18%	0.18%	0.18%	0.18%	0.18%	0.18%	0.18%
Savings	$8,518	$7,203	$6,269	$5,456	$4,750	$31,911	$64,107
Average interest rate	0.02%	0.02%	0.02%	0.02%	0.02%	0.02%	0.02%
Certificates of Deposit	$66,720	$39,030	$32,456	$11,082	$13,028	$985	$163,301
Average interest rate	0.85%	1.01%	1.06%	1.56%	1.18%	3.29%	1.02%
Fixed rate FHLB Advances	$4,500	$6,500	$7,500	$5,000	$6,500	$-	$30,000
Average interest rate	0.49%	1.15%	1.12%	1.48%	1.85%	0.00%	1.25%
Variable rate FHLB Advances	$-	$-	$-	$-	$-	$-	$-
Average interest rate	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Fixed rate Notes Payable	$-	$-	$-	$-	$-	$-	$-
Average interest rate	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Variable rate Notes Payable	$-	$-	$-	$-	$-	$10,310	$10,310
Average interest rate	0.00%	0.00%	0.00%	0.00%	0.00%	2.04%	2.04%
Fed Funds Purchased, Repos & Othe	$12,740	$-	$-	$-	$-	$-	$12,740
Average interest rate	0.09%	0.00%	0.00%	0.00%	0.00%	0.00%	0.09%
Total Rate Sensitive Liabilities	$133,803	$88,749	$77,622	$48,909	$48,144	$206,729	$603,956
Average interest rate	0.47%	0.56%	0.58%	0.55%	0.61%	0.18%	0.42%

Principal/Notional Amount Maturing or Assumed to be Withdrawn In:

Comparison of 2014 to 2013	First	Years
($ in thousands)	Year	2 – 5	Thereafter	Total
Total Rate Sensitive Assets:
December 31, 2014	$141,131	$202,744	$266,617	$610,492
December 31, 2013	145,694	206,169	222,347	574,210
Increase (decrease)	$(4,563)	$(3,425)	$44,270	$36,282

Total Rate Sensitive Liabilities:
December 31, 2014	$133,803	$263,424	$206,729	$603,956
December 31, 2013	161,631	210,992	197,516	570,139
Increase (decrease)	$(27,828)	$52,432	$9,213	$33,817

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

Impact of Inflation and Changing Prices

The majority of assets and liabilities of the Company are monetary in nature, and therefore the Company differs greatly from most commercial and industrial companies that have significant investments in fixed assets or inventories. However, inflation does have an important impact on the growth of total assets in the banking industry and the resulting need to increase equity capital at higher than normal rates in order to maintain an appropriate equity to assets ratio. Inflation significantly affects non-interest expense, which tends to rise during periods of general inflation.

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

SB Financial Group, Inc.

Consolidated Balance Sheets
December 31

	2014	2013
ASSETS
($ in thousands)
Cash and due from banks	$28,197	$13,137
Federal funds sold	-	-
Available-for-sale securities	85,240	89,793
Loans held for sale	5,168	3,366
Loans, net of unearned income	516,336	477,303
Allowance for loan losses	(6,771)	(6,964)
Premises and equipment, net	13,229	12,186
Federal Reserve and Federal Home Loan Bank Stock, at cost	3,748	3,748
Foreclosed assets held for sale, net	285	651
Interest receivable	1,346	1,281
Goodwill	16,353	16,353
Core deposits and other intangibles	283	655
Purchased software	375	421
Cash value of life insurance	13,148	12,906
Mortgage servicing rights	5,704	5,180
Other assets	1,587	1,738

Total assets	$684,228	$631,754

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
Deposits
Non interest bearing demand	$97,853	$81,570
Interest bearing demand	121,043	119,551
Savings	64,107	61,652
Money market	104,602	79,902
Time deposits	163,301	175,559
Total deposits	550,906	518,234

Repurchase agreements	12,740	14,696
Notes payable	-	589
Federal Home Loan Bank advances	30,000	16,000
Trust preferred securities	10,310	20,620
Interest payable	264	639
Other liabilities	4,325	4,707
Total liabilities	608,545	575,485

Commitments & Contingent Liabilities	-	-

Stockholders' Equity
Preferred stock, 6.5% non-cumulative no par value; authorized 200,000 shares; 15,000 shares issued, Series A	13,983	-
Common stock, no par value; authorized 10,000,000 shares; 5,027,433 shares issued	12,569	12,569
Additional paid-in capital	15,461	15,412
Retained earnings	34,379	29,899
Accumulated other comprehensive income	918	74
Treasury stock, at cost - (2014 - 152,302, 2013 - 157,804 shares)	(1,627)	(1,685)
Total stockholders' equity	75,683	56,269
Total liabilities and stockholders' equity	$684,228	$631,754

See Notes to Consolidated Financial Statements

SB Financial Group, Inc.

Consolidated Statements of Income

Years Ended December 31

($ in thousands, except per share data)	2014	2013
Interest Income
Loans
Taxable	$22,457	$22,834
Tax-exempt	44	67
Securities
Taxable	1,198	1,244
Tax-exempt	709	703
Total interest income	24,408	24,848

Interest Expense
Deposits	1,984	2,231
Repurchase agreements & Other	91	58
Federal Home Loan Bank advances	334	339
Trust preferred securities	1,071	1,407
Total interest expense	3,480	4,035

Net Interest Income	20,928	20,813
Provision for loan losses	450	900
Net interest income after provision for loan losses	20,478	19,913

Non-interest Income
Wealth management fees	2,630	2,653
Customer service fees	2,691	2,587
Gain on sale of mortgage loans & OMSR's	4,228	5,066
Mortgage loan servicing fees, net	731	1,246
Gain on sale of non-mortgage loans	321	585
Data service fees	1,289	1,500
Net gain on sales of securities	160	48
Loss on sale of assets	(79)	(484)
Other	856	845
Total non-interest income	$12,827	$14,046

Non-interest Expense
Salaries and employee benefits	$13,185	$13,497
Net occupancy expense	2,087	2,055
Equipment expense	2,525	2,810
Data processing fees	928	714
Professional fees	1,703	1,827
Marketing expense	564	471
Telephone and communications	404	582
Postage and delivery expense	783	796
Employee expense	488	557
Intangible amortization expense	372	564
State, local and other taxes	370	550
OREO impairment	-	33
Other expenses	2,548	2,055
Total non-interest expense	25,957	26,511

Income Before Income Tax	7,348	7,448

Provision for Income Taxes	2,085	2,243

Net Income	$5,263	$5,205

Preferred Stock Dividends	-	-

Net Income available to Common	$5,263	$5,205

Basic Earnings Per Share	$1.08	$1.07

Diluted Earnings Per Share	$1.07	$1.07

 See Notes to Consolidated Financial Statements

Consolidated Statements of Comprehensive Income
Years Ended December 31

($'s in thousands)	2014	2013

Net income	$5,263	$5,205
Other comprehensive income (loss):
Available-for-sale investment securities:
Gross unrealized holding gain (loss) arising in the period	1,439	(2,612)
Related tax (benefit) expense	(489)	888
Less: reclassification adjustment for gain realized in income	(160)	(48)
Related tax benefit	54	16
Net effect on other comprehensive income (loss)	844	(1,756)
Total comprehensive income	$6,107	$3,449

Consolidated Statements of Stockholders’ Equity
Years Ended December 31

($'s in thousands except per share data)	Preferred	Common	Additional Paid-in	Retained	Accumulated Other Comprehensive	Treasury
	Stock	Stock	Capital	Earnings	Income (Loss)	Stock	Total

Balance, January 1, 2014	$-	$12,569	$15,412	$29,899	$74	$(1,685)	$56,269
Net Income				5,263			5,263
Other Comprehensive Income					844		844
Preferred Stock Offering (Series A)	13,983						13,983
Dividends on Common Stk., $0.16 per share				(783)			(783)
Restricted Stock Issuance						33	33
Stock options exercised			(41)			25	(16)
Share based compensation expense			90				90
Balance, December 31, 2014	$13,983	$12,569	$15,461	$34,379	$918	$(1,627)	$75,683

Balance, January 1, 2013	$-	$12,569	$15,374	$25,280	$1,830	$(1,769)	$53,284
Net Income				5,205			5,205
Other Comprehensive Loss					(1,756)		(1,756)
Dividends on Common Stk., $0.12 per share				(586)			(586)
Stock options exercised			(26)			84	58
Share based compensation expense			64				64
Balance, December 31, 2013	$-	$12,569	$15,412	$29,899	$74	$(1,685)	$56,269

See Notes to Consolidated Financial Statements

SB FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

December 31, 2014, 2013

($ in thousands)	2014	2013
Operating Activities
Net Income	$5,263	$5,205
Items not requiring (providing) cash
Depreciation and amortization	901	1,089
Provision for loan losses	450	900
Expense of share-based compensation plan	90	64
Amortization of premiums and discounts on securities	929	955
Amortization of intangible assets	372	564
Amortization of originated mortgage servicing rights	613	827
Deferred income taxes	661	1,731
Proceeds from sale of loans held for sale	188,495	239,208
Originations of loans held for sale	(182,225)	(232,379)
Gain from sale of loans	(4,549)	(5,651)
Loss on sales of assets	-	484
Net gains on sales of securities	(160)	(48)
OREO impairment	80	33
Prepayment penalty on trust preferred securities	333	-
Originated mortgage servicing rights impairment, net	231	(629)
Changes in
Interest receivable	(65)	(46)
Other assets	(4,557)	1,236
Interest payable and other liabilities	(1,855)	403
Net cash provided by operating activities	5,007	13,946
Investing Activities
Purchases of available-for-sale securities	(26,097)	(32,090)
Proceeds from maturities of available-for-sale securities	17,701	29,993
Proceeds from sales of available-for-sale securities	13,299	7,389
Net change in loans	(39,985)	(15,642)
Purchase of premises, equipment and software	(1,895)	(1,152)
Proceeds from sales of premises, equipment and software	(13)	317
Proceeds from sale of foreclosed assets	342	2,277
Net cash used in investing activities	$(36,648)	$(8,909)

Financing Activities
Net increase in demand deposits, money market, interest checking and savings accounts	$44,930	$9,745
Net decrease in certificates of deposit	(12,258)	(18,512)
Net increase (decrease) in securities sold under agreements to repurchase	(1,956)	4,363
Proceeds from Federal Home Loan Bank advances	16,000	9,000
Repayment of Federal Home Loan Bank advances	(2,000)	(14,000)
Net proceeds from share based compensation plans	17	58
Dividends on Common Stock	(783)	(586)
Repayment of trust preferred securities	(10,643)	-
Proceeds from issuance of Series A preferred stock	13,983	-
Proceeds from long term note	7,000	-
Repayment of long term note payable	(7,000)	-
Repayment of short term note payable	(589)	(1,113)
Net cash provided by (used in) financing activities	46,701	(11,045)
Increase (Decrease) in Cash and Cash Equivalents	15,060	(6,007)
Cash and Cash Equivalents, Beginning of Year	13,137	19,144
Cash and Cash Equivalents, End of Year	$28,197	$13,137

Supplemental Cash Flows Information
Interest paid	$3,855	$3,534
Income taxes paid	$1,715	$550
Transfer of loans to foreclosed assets	$308	$981

See Notes to Consolidated Financial Statements

SB Financial Group, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2014 and 2013

Note 1: Organization and Summary of Significant Accounting Policies

Organization and Nature of Operations

SB Financial Group, Inc. (the “Company”) is a bank holding company whose principal activity is the ownership and management of its wholly-owned subsidiaries, The State Bank and Trust Company (“State Bank”), RFCBC, Inc. (“RFCBC”), Rurbanc Data Services, Inc. dba RDSI Banking Systems (“RDSI”), and Rurban Statutory Trust II (“RST II”). State Bank owns all the outstanding stock of Rurban Mortgage Company (“RMC”), and State Bank Insurance, LLC (“SBI”). Effective April 18, 2013, the Company changed its name from Rurban Financial Corp. to SB Financial Group, Inc. The Company is primarily engaged in providing a full range of banking and wealth management services to individual and corporate customers in Northwest Ohio and Northeast Indiana. The Company is subject to competition from other financial institutions, and is regulated by certain federal and state agencies and undergoes periodic examinations by those regulatory authorities. Where appropriate, reclassifications have been made to the 2013 financial statements to conform to the 2014 financial statement presentation. These reclassifications had no effect on net income.

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

Cash Equivalents

The Company considers all liquid investments with original maturities of three months or less to be cash equivalents. At December 31, 2014 and 2013, cash equivalents consisted primarily of interest-bearing and non-interest bearing demand deposit balances held by correspondent banks.

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

Loans

Loans that management has the intent and ability to hold for the foreseeable future, or until maturity or payoffs, are reported at their outstanding principal balances adjusted for any charge-offs, the allowance for loan losses, any deferred fees or costs on originated loans and unamortized premiums or discounts on purchased loans. Interest income is reported on the interest method and includes amortization of net deferred loan fees and costs over the loan term. Generally, loans are placed on non-accrual status not later than 90 days past due. Past due status is based on the contractural terms of the loan. All interest accrued, but not collected for loans that are placed on non-accrual or charged-off, is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

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

Foreclosed Assets Held for Sale

Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value less costs to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of the carrying amount or the fair value less cost to sell. Revenue and expenses from operations related to foreclosed assets and changes in the valuation allowance are included in net income or expense from foreclosed assets.

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

Share-Based Employee Compensation Plan

At December 31, 2014 and 2013, the Company had a share-based employee compensation plan, which is described more fully in Note 19.

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

The Company files consolidated income tax returns with its subsidiaries. With a few exceptions, the Company is no longer subject to U.S. Federal, State and Local examinations by tax authorities for the years before 2011. As of December 31, 2014, the Company had no uncertain income tax positions.

Treasury Shares

Treasury stock is stated at cost. Cost is determined by the weighted average cost method.

Earnings Per Share

Basic earnings per share represent income available to common stockholders divided by the weighted-average number of common shares outstanding during each period. Diluted earnings per share reflect additional potential common shares and convertible preferred shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate solely to outstanding stock options which are determined using the treasury stock method and convertible preferred shares which are determined using the if converted method. Treasury stock shares are not deemed outstanding for earnings per share calculations.

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

The following paragraphs summarize the impact of new accounting pronouncements:

Accounting Standards Update (ASU) No. 2014-14 (Subtopic 310-40): Receivables – Troubled Debt Restructurings by Creditors

The ASU provides guidance for the accounting treatment of situations in which a creditor obtains a debtor’s assets for foreclosed loans that are government-guaranteed. The amendments in this update should reduce diversity in practice by providing guidance on how to classify and measure certain government-guaranteed mortgage loans upon foreclosure. The amendments in this update are effective for reporting periods beginning after December 15, 2014 and management does not believe this update will have a material impact on the Company’s consolidated financial statements.

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

The ASU clarifies that an in substance repossession or foreclosure occurs upon either the creditor obtaiing legal title to the residential real estate property or the borrower conveying all interest in the restidential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. The amendments are effective for annual periods, and interim reporting periods within those annual periods, beginning after December 15, 2014. The amendments may be adopted using either a modified retrospective transition method or a prospective transition method. Early adoption is permitted. Management does not believe the amendments will have a material impact on the Company’s Consolidated Financial Statements.

Note 2: Restriction on Cash and Due From Banks

State Bank is required to maintain reserve funds in cash and/or on deposit with the Federal Reserve Bank. The reserve required at December 31, 2014, was $0.7 million.

Note 3: Available-for-Sale Securities

The amortized cost and appropriate fair values, together with gross unrealized gains and losses, of available-for-sale securities are as follows:

		Gross	Gross
($ in thousands)	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Available-for-Sale Securities:
December 31, 2014:
U.S. Treasury and Government agencies	$15,187	$124	$(4)	$15,307
Mortgage-backed securities	50,563	462	(285)	50,740
State and political subdivisions	18,075	1,095	-	19,170
Equity securities	23	-	-	23

	$83,848	$1,681	$(289)	$85,240

		Gross	Gross
($ in thousands)	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Available-for-Sale Securities:
December 31, 2013:
U.S. Treasury and Government agencies	$11,305	$120	$(125)	$11,300
Mortgage-backed securities	57,322	417	(516)	57,223
State and political subdivisions	17,937	546	(328)	18,155
Money Market Mutual Fund	3,092	-	-	3,092
Equity securities	23	-	-	23

	$89,679	$1,083	$(969)	$89,793

The amortized cost and fair value of securities available for sale and held to maturity at December 31, 2014, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale
	Amortized	Fair
($ in thousands)	Cost	Value

Within one year	$861	$882
Due after one year through five years	1,904	2,008
Due after five years through ten years	9,670	9,991
Due after ten years	20,827	21,596
	33,262	34,477

Equity securities	50,586	50,763

Totals	$83,848	$85,240

The fair value of securities pledged as collateral, to secure public deposits and for other purposes, was $44.5 million at December 31, 2014, and $42.3 million at December 31, 2013. Securities delivered for repurchase agreements (not included above) were $16.5 million at December 31, 2014 and $17.5 million at December 31, 2013.

Gross gains of $0.17 million and gross losses of $0.01 million were realized from sales of available-for-sale securities in 2014. The net $0.16 million gain on sale was a reclassification from accumulated other comprehensive income and is included in the net gain on sales of securities. Gross gains of $0.09 million and gross losses of $0.04 million were realized from sales of available-for-sale securities in 2013. The net $0.05 million gain on sale was a reclassification from accumulated other comprehensive income and is included in the net gain on sales of securities. The related tax expense for net security gains was $0.05 million in 2014 and $0.02 million in 2013 and was a reclassification from accumulated other comprehensive income and is included in the income tax expense line in the income statement.

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments at December 31, 2014 and 2013, was $29.0 million and $35.8 million, respectively, which was approximately 34% and 40%, respectively, of the Company's available-for-sale investment portfolio.

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

The following tables present securities with unrealized losses at December 31, 2014 and 2013:

($ in thousands)	Less than 12 Months		12 Months or Longer		Total
December 31, 2014	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-Sale Securities:
U.S. Treasury and Government agencies	$1,387	$(4)	$-	$-	$1,387	$(4)
Mortgage-backed securities	20,491	(73)	7,073	(212)	27,564	(285)

	$21,878	$(77)	$7,073	$(212)	$28,951	$(289)

($ in thousands)	Less than 12 Months		12 Months or Longer		Total
December 31, 2013	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-Sale Securities:
U.S. Treasury and Government agencies	$3,834	$(125)	$-	$-	$3,834	$(125)
Mortgage-backed securities	$24,773	$(410)	$2,333	$(106)	$27,106	$(516)
State and political subdivisions	4,868	(328)	-	-	4,868	(328)

	$33,475	$(863)	$2,333	$(106)	$35,808	$(969)

The unrealized loss on the securities portfolio has been reduced as of December 31, 2014, from the prior year. Management reviews these securities on a quarterly basis and has determined that no impairment exists. Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concern warrants such evaluation. When the Company does not intend to sell a debt security, and it is more likely than not, the Company will not have to sell the security before recovery of its cost basis, it recognizes the credit component of an other-than-temporary impairment of a debt security in earnings and the remaining portion in other comprehensive income.

Note 4: Loans and Allowance for Loan Losses

Categories of loans at December 31 include:

($ in thousands)	Total Loans		Non-Accrual Loans
	2014	2013	2014	2013
Commercial & Industrial	$88,485	$85,642	1,387	2,316
Commercial RE & Construction	217,030	205,301	2,092	532
Agricultural & Farmland	46,217	39,210	-	-
Residential Real Estate	113,214	99,620	992	1,651
Consumer & Other	51,546	47,804	138	345

Total Loans	$516,492	$477,577	$4,609	$4,844

Unearned Income	$(156)	$(274)

Total Loans, net of unearned income	$516,336	$477,303

Allowance for loan losses	$(6,771)	$(6,964)

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

Lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Lines of credit generally have fixed expiration dates. Since a portion of the line may expire without being drawn upon, the total unused lines do not necessarily represent future cash requirements. Each customer’s creditworthiness is evaluated on a case-by-case basis. The amount of collateral obtained, if deemed necessary, is based on management’s credit evaluation of the customer. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, commercial real estate and residential real estate. Management uses the same credit policies in granting lines of credit as it does for on-balance-sheet instruments. Listed below is a summary loan commitments, unused lines of credit and standby letters of credit as of December 31, 2014 and 2013.

($ in thousands)	2014	2013
Loan commitments and unused lines of credit	$105,136	$93,286
Standby letters of credit	672	1,021
Total	$105,808	$94,307

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

The following tables present the balance of the allowance for loan losses (“ALLL”) and the recorded investment in loans based on portfolio segment and impairment method as of December 31, 2014 and 2013:

	Commercial	Commercial RE &	Agricultural	Residential	Consumer
($'s in thousands)	& Industrial	Construction	& Farmland	Real Estate	& Other	Total

ALLOWANCE FOR LOAN AND LEASE LOSSES
For the Twelve Months Ended
December 31, 2014
Beginning balance	$2,175	$2,708	$159	$1,067	$855	$6,964
Charge Offs	(607)	(13)	-	(92)	(135)	$(847)
Recoveries	19	125	3	32	25	204
Provision	43	37	46	301	23	450
Ending Balance	$1,630	$2,857	$208	$1,308	$768	$6,771

Loans Receivable at December 31, 2014
Allowance:
Ending balance:
individually evaluated for impairment	$510	$1,018	$-	$242	$41	$1,811
Ending balance:
collectively evaluated for impairment	$1,120	$1,839	$208	$1,066	$727	$4,960
Loans:
Ending balance:
individually evaluated for impairment	$1,268	$2,035	$-	$1,647	$481	$5,431
Ending balance:
collectively evaluated for impairment	$87,217	$214,995	$46,217	$111,567	$51,065	$511,061

	Commercial	Commercial RE &	Agricultural	Residential	Consumer
($'s in thousands)	& Industrial	Construction	& Farmland	Real Estate	& Other	Total

ALLOWANCE FOR LOAN AND LEASE LOSSES
For the Twelve Months Ended
December 31, 2013
Beginning balance	$1,561	$3,034	$186	$1,088	$942	$6,811
Charge Offs	(1)	(111)	-	(264)	(443)	$(819)
Recoveries	18	17	4	21	12	72
Provision	597	(232)	(31)	222	344	900
Ending Balance	$2,175	$2,708	$159	$1,067	$855	$6,964

Loans Receivable at December 31, 2013
Allowance:
Ending balance:
individually evaluated for impairment	$1,079	$56	$-	$192	$168	$1,495
Ending balance:
collectively evaluated for impairment	$1,096	$2,652	$159	$875	$687	$5,469
Loans:
Ending balance:
individually evaluated for impairment	$2,116	$649	$-	$1,985	$590	$5,340
Ending balance:
collectively evaluated for impairment	$83,526	$204,652	$39,210	$97,635	$47,214	$472,237

Credit Risk Profile

The Company categorizes loans into risk categories (loan grades) based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information and current economic trends, among other factors. The Company analyzes loans individually by classifying the loans as to credit risk. This analysis includes loans with an outstanding balance greater than $100,000 and non-homogeneous loans, such as commercial and commercial real estate loans. This analysis is performed on a quarterly basis. The Company uses the following definitions for risk ratings:

Pass (grades 1 – 4): Loans which management has determined to be performing as expected and in agreement with the terms established at the time of loan origination.

Special Mention (grade 5): Assets have potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the Company’s credit position at some future date. Special mention assets are not adversely classified and do not expose the Company to sufficient risk to warrant adverse classification. Ordinarily, special mention credits have characteristics which corrective management action would remedy.

Substandard (grade 6): Loans are inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified must have a well-defined weakness or weaknesses that jeopardized the liquidation of the debt. They are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected.

Doubtful (grade 7): Loans classified as doubtful have all the weaknesses inherent in those classified Substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of current known facts, conditions and values, highly questionable and improbable.

Loss (grade 8): Loans are considered uncollectable and of such little value that continuing to carry them as assets on the Company’s financial statement is not feasible. Loans will be classified Loss when it is neither practical nor desirable to defer writing off or reserving all or a portion of a basically worthless asset, even though partial recovery may be possible at some time in the future.

The following tables present the credit risk profile of the Company’s loan portfolio based on rating category as of December 31, 2014 and 2013:

December 31, 2014	Commercial	Commercial RE &	Agricultural	Residential	Consumer
Loan Grade	& Industrial	Construction	& Farmland	Real Estate	& Other	Total
($ in thousands)
1-2	$1,148	$66	$61	$-	$-	$1,275
3	23,580	67,779	9,505	105,149	47,795	253,808
4	61,691	136,427	36,651	5,611	3,465	243,845
Total Pass (1 - 4)	86,419	204,272	46,217	110,760	51,260	498,928

Special Mention (5)	83	6,224	-	1,160	84	7,551
Substandard (6)	752	4,422	-	312	55	5,541
Doubtful (7)	1,231	2,112	-	982	147	4,472
Loss (8)	-	-	-	-	-	-
Total Loans	$88,485	$217,030	$46,217	$113,214	$51,546	$516,492

December 31, 2013	Commercial	Commercial RE &	Agricultural	Residential	Consumer
Loan Grade	& Industrial	Construction	& Farmland	Real Estate	& Other	Total
($ in thousands)
1-2	$1,619	$81	$76	$-	$87	$1,863
3	22,328	44,095	6,543	90,606	43,250	206,822
4	56,188	146,861	32,591	5,700	3,782	245,122
Total Pass (1 - 4)	80,135	191,037	39,210	96,306	47,119	453,807

Special Mention (5)	3,159	8,917	-	1,373	86	13,535
Substandard (6)	32	4,815	-	290	84	5,221
Doubtful (7)	2,316	532	-	1,651	515	5,014
Loss (8)	-	-	-	-	-	-
Total Loans	$85,642	$205,301	$39,210	$99,620	$47,804	$477,577

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

The following tables present the Company’s loan portfolio aging analysis as of December 31, 2014 and 2013:

	30-59 Days	60-89 Days	Greater Than	Total Past		Total Loans
December 31, 2014	Past Due	Past Due	90 Days	Due	Current	Receivable
($ in thousands)

Commercial & Industrial	$-	$-	$987	$987	$87,498	$88,485
Commercial RE & Construction	3,660	-	1,747	5,407	211,623	217,030
Agricultural & Farmland	-	-	-	-	46,217	46,217
Residential Real Estate	164	19	377	560	112,654	113,214
Consumer & Other	39	81	-	120	51,426	51,546
Total Loans	$3,863	$100	$3,111	$7,074	$509,418	$516,492

	30-59 Days	60-89 Days	Greater Than	Total Past		Total Loans
December 31, 2013	Past Due	Past Due	90 Days	Due	Current	Receivable
($ in thousands)

Commercial & Industrial	$-	$-	$1,890	$1,890	$83,752	$85,642
Commercial RE & Construction	424	364	168	956	204,345	205,301
Agricultural & Farmland	-	-	-	-	39,210	39,210
Residential Real Estate	-	14	453	467	99,153	99,620
Consumer & Other	22	34	98	154	47,650	47,804
Total Loans	$446	$412	$2,609	$3,467	$474,110	$477,577

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

The following tables present impaired loan activity for the twelve months ended December 31, 2014 and 2013:

Twelve Months Ended December 31, 2014	Recorded	Unpaid Principal	Related	Average Recorded	Interest Income
($'s in thousands)	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Commercial & Industrial	$316	$316	$-	$316	$-
Commercial RE & Construction	530	530	-	571	20
Agricultural & Farmland	-	-	-	-	-
Residential Real Estate	567	611	-	734	49
Consumer & Other	110	110	-	124	10
All Impaired Loans < $100,000	565	565	-	565	-
With a specific allowance recorded:
Commercial & Industrial	952	1,552	510	1,605	-
Commercial RE & Construction	1,505	1,505	1,018	1,521	60
Agricultural & Farmland	-	-	-	-	-
Residential Real Estate	1,080	1,080	242	1,146	47
Consumer & Other	371	371	41	402	20
Totals:
Commercial & Industrial	$1,268	$1,868	$510	$1,921	$-
Commercial RE & Construction	$2,035	$2,035	$1,018	$2,092	$80
Agricultural & Farmland	$-	$-	$-	$-	$-
Residential Real Estate	$1,647	$1,691	$242	$1,880	$96
Consumer & Other	$481	$481	$41	$526	$30
All Impaired Loans < $100,000	$565	$565	$-	$565	$-

Twelve Months Ended December 31, 2013	Recorded	Unpaid Principal	Related	Average Recorded	Interest Income
($'s in thousands)	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Commercial & Industrial	$316	$316	$-	$335	$13
Commercial RE & Construction	389	442	-	579	16
Agricultural & Farmland	-	-	-	-	-
Residential Real Estate	1,131	1,131	-	1,315	65
Consumer & Other	252	252	-	268	14
All Impaired Loans < $100,000	1,242	1,242	-	1,242	-
With a specific allowance recorded:
Commercial & Industrial	1,800	1,800	1,079	1,780	44
Commercial RE & Construction	260	260	56	318	14
Agricultural & Farmland	-	-	-	-	-
Residential Real Estate	854	854	192	921	41
Consumer & Other	338	338	168	371	25
Totals:
Commercial & Industrial	$2,116	$2,116	$1,079	$2,115	$57
Commercial RE & Construction	$649	$702	$56	$897	$30
Agricultural & Farmland	$-	$-	$-	$-	$-
Residential Real Estate	$1,985	$1,985	$192	$2,236	$106
Consumer & Other	$590	$590	$168	$639	$39
All Impaired Loans < $100,000	$1,242	$1,242	$-	$1,242	$-

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

TDR Concession Types

The Company’s standards relating to loan modifications consider, among other factors, minimum verified income requirements, cash flow analysis, and collateral valuations. Each potential loan modification is reviewed individually and the terms of the loan are modified to meet a borrower’s specific circumstances at a point in time. All loan modifications, including those classified as TDRs, are reviewed and approved. The types of concessions provided to borrowers include:

•	Interest rate reduction: A reduction of the stated interest rate to a nonmarket rate for the remaining original life of the debt. The Company also may grant interest rate concessions for a limited timeframe on a case by case basis.

•	Amortization or maturity date change beyond what the collateral supports, including a change that does any of the following:

(1)	Lengthens the amortization period of the amortized principal beyond market terms. This concession reduces the minimum monthly payment and increases the amount of the balloon payment at the end of the term of the loan. Principal is generally not forgiven.

(2)	Reduces the amount of loan principal to be amortized. This concession also reduces the minimum monthly payment and increases the amount of the balloon payment at the end of the term of the loan. Principal is generally not forgiven.

(3)	Extends the maturity date or dates of the debt beyond what the collateral supports. This concession generally applies to loans without a balloon payment at the end of the term of the loan. In addition, there may be instances where renewing loans potentially require non-market terms and would then be reclassified as TDRs.

•	Other: A concession that is not categorized as one of the concessions described above. These concessions include, but are not limited to: principal forgiveness, collateral concessions, covenant concessions, and reduction of accrued interest. Principal forgiveness may result from any TDR modification of any concession type.

The tables below present the activity of TDRs during the years ended December 31, 2014 and 2013:

	December 31, 2014
($ in thousands)	Number of Loans	Pre- Modification Recorded Balance	Post Modification Recorded Balance

Residential Real Estate	-	$-	$-
Consumer & Other	1	16	16

Total Modifications	1	$16	$16

($ in thousands)	Interest			Total
	Only	Term	Combination	Modification

Residential Real Estate	$-	$-	$-	$-
Consumer & Other	-	16	-	16

Total Modifications	$-	$16	$-	$16

There was no increase in the allowance for loan and lease losses ("ALLL") due to TDRs in the twelve month period ended December 31, 2014.

	December 31, 2013
($ in thousands)	Number of Loans	Pre- Modification Recorded Balance	Post Modification Recorded Balance

Residential Real Estate	1	$12	$12
Home Equity & Consumer	1	10	10

Total Modifications	2	$22	$22

($ in thousands)	Interest			Total
	Only	Term	Combination	Modification

Residential Real Estate	$-	$12	$-	$12
Home Equity & Consumer	-	10	-	10

Total Modifications	$-	$22	$-	$22

The loans described above increased the allowance for loan and lease losses ("ALLL") by $0.01 million in the twelve month period ending December 31, 2013.

Troubled Debt Restructurings Modified in 2014 that have Subsequently Defaulted

	Number of	Recorded
($ in thousands)	Contracts	Balance

Residential Real Estate	2	$197
	2	197

Troubled Debt Restructurings Modified in 2013 that have Subsequently Defaulted

	Number of	Recorded
($ in thousands)	Contracts	Balance

Residential Real Estate	4	$63
	4	$63

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

Non-designated Hedges

The Company does not use derivatives for trading or speculative purposes. Derivatives not designated as hedges are not speculative and result from a service the Company provides to certain customers. The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. Those interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. As of December 31, 2014, the notional amount of customer-facing swaps was approximately $12.6 million, as compared to $13.5 million at December 31, 2013. This amount is offset with third party counterparties, as described above. The Company has minimum collateral posting thresholds with its derivative counterparties. As of December 31, 2014, the Company had posted cash as collateral in the amount of $0.4 million.

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of the Company’s derivative financial instruments, as well as their classification on the Balance Sheet, as of December 31, 2014 and 2013.

	Asset Derivatives		Liability Derivatives
($ in thousands)	December 31, 2014		December 31, 2014
	Balance Sheet	Fair	Balance Sheet	Fair
	Location	Value	Location	Value
Derivatives not designated as hedging instruments:
Interest rate contracts	Other Assets	$273	Other Liabilities	$273

	December 31, 2013		December 31, 2013
	Balance Sheet	Fair	Balance Sheet	Fair
	Location	Value	Location	Value
Derivatives not designated as hedging instruments:
Interest rate contracts	Other Assets	$257	Other Liabilities	$257

The Company’s derivative financial instruments had no net effect on the Income Statement for the year ended December 31, 2014 and 2013.

Note 6: Premises and Equipment

Major classifications of premises and equipment stated at cost were as follows at December 31:

	2014	2013
($ in thousands)
Land	$2,013	$1,938
Buildings and improvements	15,213	15,544
Equipment	7,685	7,483
Construction in progress	1,546	63
	26,457	25,028

Less accumulated depreciation	(13,228)	(12,842)

Net premises and equipment	$13,229	$12,186

Note 7: Goodwill

The changes in the carrying amount of goodwill for the years ended December 31 were:

	2014	2013
($ in thousands)
Balance as of January 1
Goodwill	$21,415	$21,415
Accumulated impairment losses - Data Processing	(5,062)	(5,062)

Balance as of December 31	$16,353	$16,353

Goodwill impairment is tested on the last day of the last quarter of each calendar year. The goodwill impairment test is performed in two steps. If the fair market value of the stock is greater than the calculated book value of the stock, the goodwill is deemed not to be impaired and no further testing is required. If the fair market value is less than the calculated book value, an additional step of determining fair value is taken to determine if there is any impairment. Goodwill at State Bank was reviewed independently as of December 31, 2014 and 2013. Step one indicated the fair value of State Bank was in excess of its book value at the end of both 2014 and 2013 and no further testing was required.

Note 8: Core Deposits and Other Intangible Assets

The carrying basis and accumulated amortization of intangible assets at December 31 were:

	2014		2013
($ in thousands)	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Core deposits intangible	$4,698	$(4,473)	$4,698	$(4,107)
Customer relationship intangible	200	(142)	200	(136)
Banking intangibles	4,898	(4,615)	4,898	(4,243)

Purchased software - Banking	1,289	(943)	1,160	(785)
Purchased software - Data Processing/other	235	(206)	243	(197)
Purchased software	1,524	(1,149)	1,403	(982)
Total	$6,422	$(5,764)	$6,301	$(5,225)

Amortization expense for Core Deposits and Other for the years ended December 31, 2014 and 2013 was $0.37 million and $0.56 million, respectively. Amortization expense for purchased software for the years ended December 31, 2014 and 2013 was $0.17 million and $0.17 million, respectively. Estimated amortization expense for each of the following five years is:

($ in thousands)	2015	2016	2017	2018	2019

Core deposit intangible	$195	$8	$7	$5	$5
Customer relationship intangible	6	5	5	4	4
Banking intangibles	201	13	12	9	9

Purchased software - Banking	164	143	37	2	-
Purchased software - Data Processing	5	4	3	3	3
Purchased Software	169	147	40	5	3
Total	$370	$160	$52	$14	$12

Note 9: Mortgage Servicing Rights

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balance of mortgage loans serviced for others approximated $662.7 million and $606.0 million at December 31, 2014 and 2013, respectively. Contractually specified servicing fees of approximately $1.6 million and $1.4 million were included in mortgage loan servicing fees in the income statement at December 31, 2014 and 2013, respectively.

The following table summarizes mortgage servicing rights capitalized and related amortization, along with activity in the related valuation allowance:

($ in thousands)	2014	2013

Carrying amount, beginning of year	$5,180	$3,775
Mortgage servicing rights capitalized during the year	1,367	1,603
Mortgage servicing rights amortization during the year	(612)	(827)
Net change in valuation allowance	(231)	629
Carrying amount, end of year	$5,704	$5,180

Valuation allowance:
Beginning of year	$181	$810
Reduction	231	(629)

End of year	$412	$181

Fair Value, beginning of period	$6,237	$4,329
Fair Value, end of period	$6,358	$6,237

During 2014, the valuation allowance was increased by $0.23 million compared to a recapture of $0.63 million during 2013. These adjustments were taken to adjust the carrying value of the impaired mortgage servicing rights to the fair value for indicated tranches. The fair value is determined by an independent analysis conducted by a third party on a quarterly basis.

Note 10: Interest-Bearing Time Deposits

Interest-bearing time deposits in denominations of $250,000 or more were $16.1 million on December 31, 2014, and $19.8 million on December 31, 2013. Certificates of Deposit obtained from brokers totaled approximately $8.2 million and $10.1 million at December 31, 2014 and 2013, respectively, and mature between 2015 and 2020.

At December 31, 2014, the scheduled maturities of time deposits were as follows:

($ in thousands)
2015	$68,354
2016	39,040
2017	30,810
2018	11,080
2019	13,028
Thereafter	989

$163,301

Included in time deposits at December 31, 2014 and 2013 were $29.2 million and $25.4 million, respectively, of deposits which were obtained through the Certificate of Deposit Account Registry Service (CDARS). This service allows deposit customers to maintain fully insured balances in excess of the $250,000 FDIC limit without the inconvenience of having multi-banking relationships. Under the reciprocal program that State Bank is currently participating in, customers agree to allow State Bank to place their deposits with other participating banks in the CDARS program in insurable amounts under $250,000. In exchange, other banks in the program agree to place their deposits with State Bank also in insurable amounts under $250,000.

Note 11: Securities Sold Under Repurchase Agreements

($ in thousands)	2014	2013

Securities Sold Under Repurchase Agreements	$12,740	$14,696

At December 31, 2014, State Bank had $14.0 million in federal funds lines, of which $0.0 was drawn upon. At December 31, 2013, State Bank had $11.5 million in federal funds lines, of which $0.0 was drawn upon.

State Bank has retail repurchase agreements to facilitate cash management transactions with commercial customers. These obligations are secured by agency and mortgage-backed securities and such collateral is held by Federal Home Loan Bank. At December 31, 2014, retail repurchase agreements totaled $12.7 million. The maximum amount of outstanding agreements at any month end during 2014 and 2013 totaled $20.6 million and $15.0 million, respectively, and the monthly average of such agreements totaled $17.1 million and $12.0 million, respectively. The agreements at December 31, 2014 and 2013 mature within one month.

Note 12: Notes Payable

Notes payable at December 31, included:

($ in thousands)	2014	2013

Note payable in the amount of $2.7 million, secured by all equipment and receivables of RDSI, monthly payments of $34 thousand together with interest at a fixed rate of 6.00%, maturing July 20, 2015. This note was paid in full in February 2014.	$-	$589

	$-	$589

Note 13: Federal Home Loan Bank Advances

The Federal Home Loan Bank advances were secured by $71.9 million in mortgage loans at December 31, 2014. Advances, at interest rates from 0.47 to 1.99 percent, are subject to restrictions or penalties in the event of prepayment.

Aggregate annual maturities of Federal Home Loan Bank advances at December 31, 2014, were:

($ in thousands)	Debt

2015	$4,500
2016	6,500
2017	7,500
2018	5,000
2019	6,500
Total	$30,000

Note 14: Trust Preferred Securities

On September 15, 2005, RST II, a wholly-owned subsidiary of the Company, closed a pooled private offering of 10,000 Capital Securities with a liquidation amount of $1,000 per security. The proceeds of the offering were loaned to the Company in exchange for junior subordinated debentures with terms similar to the Capital Securities. The sole assets of RST II are the junior subordinated debentures of the Company and payments thereunder. The junior subordinated debentures and the back-up obligations, in the aggregate, constitute a full and unconditional guarantee by the Company of the obligations of RST II under the Capital Securities. Distributions on the Capital Securities are payable quarterly at an interest rate that changes quarterly and is based on the 3-month LIBOR plus 180 basis points and are included in interest expense in the consolidated financial statements. At December 31, 2014 and 2013, the interest rate was 2.06% and 2.08% respectively. These securities are considered Tier 1 capital (with certain limitations applicable) under current regulatory guidelines. As of December 31, 2014 and 2013, the outstanding principal balance of the Capital Securities was $10,000,000.

On September 7, 2000, RST I, a wholly-owned subsidiary of the Company, closed a pooled private offering of 10,000 Capital Securities with a liquidation amount of $1,000 per security. The proceeds of the offering were loaned to the Company in exchange for junior subordinated debentures with terms similar to the Capital Securities. These securities were considered Tier 1 capital (with certain limitations applicable) under current regulatory guidelines. As of December 31, 2013, the outstanding principal balance of the Capital Securities was $10,000,000. On September 7, 2014, the Company redeemed all of the junior subordinate debentures underlying these trust preferred securities prior to their scheduled maturity date of September 7, 2030. As part of the redemption, the Company incurred total prepayment penalties of approximately $0.43 million ($0.28 million after tax), which were realized in the third quarter of 2014 and are reflected in the Company’s consolidated financial statements. The prepayment penalties were realized within other operating expense ($0.33 million) and interest expense ($0.10 million).

Note 15: Income Taxes

The provision for income taxes includes these components:

($ in thousands)	For The Year Ended December 31,
	2014	2013
Taxes currently payable	$1,424	$512
Deferred provision	661	1,731
Income tax expense	$2,085	$2,243

A reconciliation of income tax expense at the statutory rate to the Company's actual income tax expense is shown below:

($ in thousands)	For The Year Ended December 31,
	2014	2013
Computed at the statutory rate (34%)	$2,498	$2,532
Increase (decrease) resulting from
Tax exempt interest	(240)	(247)
BOLI Income	(138)	(112)
Other	(35)	70
Actual tax expense	$2,085	$2,243

The tax effects of temporary differences related to deferred taxes shown on the balance sheets are:

	At December 31,
($ in thousands)	2014	2013
Deferred tax assets
Allowance for loan losses	$2,302	$2,368
OREO Writedowns/Expense	-	14
Net deferred loan fees	80	93
NOL carry over	-	535
AMT credit carry over	542	798
Other	787	236
	3,711	4,044
Deferred tax liabilities
Depreciation	(995)	(1,031)
Mortgage servicing rights	(1,939)	(1,761)
Unrealized gains on available-for-sale securities	(473)	(38)
Purchase accounting adjustments	(1,319)	(1,149)
Prepaids	(277)	(248)
FHLB stock dividends	(466)	(466)
	(5,469)	(4,693)
Net deferred tax liability	$(1,758)	$(649)

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

On September 7, 2014, the Company redeemed its fixed rate trust preferred securities (see Note 14) via a term note and accumulated cash balance. The term note was paid in full with the net proceeds of the Company’s capital raise completed in the fourth quarter, which added $14.0 million to Tier 1 capital through the public offering of depository shares, each representing a 1/100th interest in the Company’s 6.50 percent Noncumulative Convertible Preferred Shares, Series A.

Quantitative measures established by regulation to ensure capital adequacy require the Company and State Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2014, that the Company and State Bank exceeded all capital adequacy requirements to which they were subject.

The Company and State Bank’s actual capital amounts and ratios are presented in the following table.

	Actual		For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
($ in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2014
Total Capital
(to Risk-Weighted Assets)
Consolidated	$74,220	14.0%	$42,366	8.0%	$-	N/A
State Bank	63,664	12.0%	42,506	8.0%	53,132	10.0%

Tier 1 Capital
(to Risk-Weighted Assets)
Consolidated	67,598	12.8%	21,183	4.0%	-	N/A
State Bank	57,521	10.7%	21,253	4.0%	31,879	6.0%

Tier 1 Capital
(to Average Assets)
Consolidated	67,598	10.1%	26,819	4.0%	-	N/A
State Bank	57,521	8.6%	27,354	4.0%	34,193	5.0%

As of December 31, 2013
Total Capital
(to Risk-Weighted Assets)
Consolidated	$64,872	13.4%	$38,763	8.0%	$-	N/A
State Bank	60,843	12.5%	38,930	8.0%	48,662	10.0%

Tier 1 Capital
(to Risk-Weighted Assets)
Consolidated	52,332	10.8%	19,382	4.0%	-	N/A
State Bank	54,749	11.3%	19,465	4.0%	29,197	6.0%

Tier 1 Capital
(to Average Assets)
Consolidated	52,332	8.3%	25,105	4.0%	-	N/A
State Bank	54,749	8.8%	24,899	4.0%	31,124	5.0%

Note 17: Related Party Transactions

Certain directors, executive officers and principal shareholders of the Company, including associates of such persons, are loan customers of State Bank. State Bank had $0.17 million in loans outstanding to two related parties at December 31, 2014. State Bank did not have loans aggregating $0.06 million or more to any one related party for the years ended December 31, 2013.

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

Deposits from related parties held by State Bank at December 31, 2014 and 2013, totaled $0.54 million and $0.39 million, respectively.

Note 18: Employee Benefits

The Company has instituted a long-term incentive program (LTI), with the objective of rewarding senior management with restricted shares of the Company, in addition to the existing stock option program (see note 19).

The Company has a retirement savings 401(k) plan covering substantially all employees. Employees contributing up to 4 percent of their compensation receive a Company match of 100 percent of the employee’s contribution. Employee contributions are vested immediately and the Company’s matching contributions are fully vested after three years of employment. Employer contributions charged to expense for 2014 and 2013 were $0.4 million and $0.4 million, respectively.

Also, the Company has Supplemental Executive Retirement Plan (“SERP”) Agreements with certain active and retired officers. The agreements provide monthly payments for up to 15 years that equal 15 percent to 25 percent of average compensation prior to retirement or death. The charges to expense for the current agreements were $0.1 million and $0.1 million for 2014 and 2013, respectively.

Additional life insurance is provided to certain officers through a bank-owned life insurance policy (“BOLI”). By way of a separate split-dollar agreement, the policy interests are divided between State Bank and the insured’s beneficiary. State Bank owns the policy cash value and a portion of the policy net death benefit, over and above the cash value assigned to the insured’s beneficiary. The cash surrender value of all life insurance policies totaled approximately $13.1 million at December 31, 2014, and $12.9 million at December 31, 2013.

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

Benefit expense for the value of the stock purchased is recorded equal to the fair market value of the stock when contributions, which are determined annually by the Board of Directors of the Company, are made to the ESOP. Allocated shares in the ESOP at December 31, 2014 and 2013, were 464,377 and 447,322, respectively.

Dividends on allocated shares are recorded as dividends and charged to retained earnings. Compensation expense is recorded equal to the fair market value of the stock when contributions, which are determined annually by the Board of Directors of the Company, are made to the ESOP. ESOP expense for the years ended December 31, 2014 and 2013 was $0.0 million and $0.3 million, respectively.

Note 19: Share Based Compensation Plan

In April 2008, the shareholders approved a new share-based incentive compensation plan, the SB Financial Group, Inc. 2008 Stock Incentive Plan (the "2008 Plan"), which replaced the Company’s 1997 Stock Option Plan.

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

The compensation cost charged against income for both the 1997 and 2008 Plans was $0.04 million and $0.05 million for 2014 and 2013, respectively. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $0.01 million and $0.02 million for 2014 and 2013, respectively.

The fair value of each option award was estimated on the date of grant using the Black-Scholes valuation model. No options were granted in either 2014 or 2013.

On February 5, 2013, the Company adopted a Long Term Incentive (LTI) Plan. The Plan awards restricted stock in the Company to certain key executives under the 2008 Plan. These restricted stock awards vest over a four-year period and will assist the Company in retention of key executives. During 2014 and 2013, the Company met certain performance targets and restricted stock awards were approved by the Board. The compensation cost charged against income for the Long Term Incentive (LTI) Plan was $0.05 million and $0.02 million for 2014 and 2013, respectively. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $0.02 million and $0.01 million for 2014 and 2013, respectively.

A summary of incentive option activity under the Company’s plans as of December 31, 2014 is presented below:

	2014
	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding, beginning of year	226,720	$9.24
Granted	-	-
Exercised	2,400	6.98
Forfeited	600	6.98
Expired	28,500	13.85
Outstanding, end of year	195,220	8.60	3.96	$312,078

Exercisable, end of year	171,470	8.83	3.80	$254,283

As of December 31, 2014, there was $0.00 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2008 Plan. That cost is expected to be recognized over a weighted-average period of 0.13 years.

A summary of restricted stock activity under the Company’s plan as of December 31, 2014 is presented below:

2014	Shares	Weighted-Average Grant-Date Fair Value per share

Nonvested, beginning of year	12,400	$7.50

Granted	13,354	8.60
Vested	(3,102)	7.50
Forfeited	-	-

Nonvested, end of year	22,652	$8.15

As of December 31, 2014, there was $0.14 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements related to the restricted stock awards under the 2008 Plan which were granted in accordance with the Long Term Incentive (LTI) plan. That cost is expected to be recognized over a weighted-average period of 2.84 years.

Note 20: Preferred Stock

On December 23, 2014, the Company completed its public offering of 1,500,000 depository shares, each representing a 1/100th ownership interest in a 6.50 percent Noncumulative Convertible Preferred Share, Series A, of the Company with a liquidation preference of $1,000 per share (equivalent to $10.00 per depository shares). The Company sold the maximum of 1,500,000 depository shares in the offering, resulting in gross proceeds to the Company of $15,000,000. Net proceeds to the Company after all expenses related to the offering were $13,983,000.

Each Series A Preferred Share, at the option of the holder, is convertible at any time into the number of common shares equal to $1,000.00 divided by the conversion price then in effect, which at December 31, 2014, was $10.34. On or after the fifth anniversary of the issue date of the Series A Preferred Shares (December 23, 2019), the Company may require all holders of Series A Preferred Shares (and, therefore, depository shares) to convert their shares into common shares of the Company, provided the Company’s common share price exceeds 120 percent of the conversion price noted above. The conversion price will be impacted by the quarterly dividend paid on the common shares. At December 31, 2014, the aggregate number of common shares issuable upon the conversion of outstanding Series A Preferred Shares was 1,450,677.

Note 21: Earnings Per Share

Earnings per share (EPS) for the years ended December 31, 2014 and 2013 is computed as follows:

	Twelve Months Ended
	December 31,
($ in thousands, except per share data)	2014	2013
Basic
Net Income	$5,263	$5,205
Preferred stock dividends	-	-
Net income available to common shareholders – basic	5,263	5,205

Weighted average common shares outstanding - basic	4,874	4,870

Basic earnings per common share	$1.08	$1.07

Diluted
Net income available to common shareholders – basic	$5,263	$5,205
Preferred share dividends on convertible preferred shares	-	-
Net income available to common shareholders - diluted	5,263	5,205

Weighted average common shares outstanding - basic	4,874	4,870
Add: Dilutive effect of options outstanding and unexercised	22	12
Add: Dilutive effect of non-vested restricted shares	10	-
Add: Dilutive effect of convertible preferred shares	36	-
Average shares and dilutive potential common shares outstanding - diluted	4,942	4,882

Shares subject to issue upon exercise of options of 171,470 in 2014 and 139,420 in 2013 at prices of $6.66 to $14.15 were excluded from the diluted earnings per common share calculation as they were anti-dilutive.

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

The following table presents the fair value measurements of securities measured at fair value on a recurring basis and the level within ASC 820 fair value hierarchy in which the fair value measurements fell at December 31, 2014 and 2013:

Fair Value Measurements Using:

($ in thousands) Available-for-Sale Securities:	Fair Values at 12/31/2014	(Level 1)	(Level 2)	(Level 3)

U.S. Treasury and Government Agencies	$15,307	$-	$15,307	$-
Mortgage-backed securities	50,740	-	50,740	-
State and political subdivisions	19,170	-	19,170	-
Equity securities	23		23
Interest rate contracts - assets	273		273
Interest rate contracts - liabilities	(273)		(273)

Fair Value Measurements Using:

($ in thousands) Available-for-Sale Securities:	Fair Values at 12/31/2013	(Level 1)	(Level 2)	(Level 3)

U.S. Treasury and Government Agencies	$11,300	$-	$11,300	$-
Mortgage-backed securities	57,223	-	57,223	-
State and political subdivisions	18,155	-	18,155	-
Money Market Mutual Fund	3,092	3,092	-	-
Equity securities	23		23
Interest rate contracts - assets	257		257
Interest rate contracts - liabilities	(257)		(257)

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

Collateral-dependent Impaired Loans, Net of ALLL

Loans for which it is probable the Company will not collect all principal and interest due according to contractual terms are measured for impairment. The estimated fair value of collateral-dependent impaired loans is based on the appraised value of the collateral, less estimated cost to sell. Collateral-dependent impaired loans are classified within Level 3 of the fair value hierarchy. This method requires obtaining independent appraisals of the collateral, which are reviewed for accuracy and consistency by Credit Administration. These appraisers are selected from the list of approved appraisers maintained by management. The appraised values are reduced by applying a discount factor to the value based on the Company’s loan review policy. All impaired loans held by the Company were collateral dependent at December 31, 2014 and 2013.

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

The following table presents the fair value measurements of assets measured at fair value on a non-recurring basis and the level within the fair value hierarchy in which the fair value measurements fell at December 31, 2014 and 2013:

Fair Value Measurements Using:

($ in thousands) Description	Fair Values at 12/31/2014	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$2,538	$-	$-	$2,538
Mortgage Servicing Rights	3,037	-	-	3,037

Fair Value Measurements Using:

($ in thousands) Description	Fair Values at 12/31/2013	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$3,540	$-	$-	$3,540
Mortgage Servicing Rights	2,029	-	-	2,029
Foreclosed Assets	45	-	-	45

Level 1 - Quoted Prices in Active Markets for Identical Assets

Level 2 - Significant Other Observable Inputs

Level 3 - Significant Unobservable Inputs

Unobservable (Level 3) Inputs

The following tables present quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements at December 31, 2014 and 2013:

($ in thousands)	Fair Value at 12/31/2014	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Collateral-dependent impaired loans	$2,538	Market comparable properties	Comparability adjustments (%)	Not available
Mortgage servicing rights	3,037	Discounted cash flow	Discount Rate	9.50%
			Constant prepayment rate	10.30%
			P&I earnings credit	0.17%
			T&I earnings credit	1.75%
			Inflation for cost of servicing	1.50%

($ in thousands)	Fair Value at 12/31/2013	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Collateral-dependent impaired loans	$3,540	Market comparable properties	Comparability adjustments (%)	Not available

Mortgage servicing rights	2,029	Discounted cash flow	Discount Rate	10.25%
			Constant prepayment rate	8.50%
			P&I earnings credit	0.17%
			T&I earnings credit	1.54%
			Inflation for cost of servicing	1.50%
Foreclosed asset	45		Marketability discount	10.0%

The mortgage servicing rights portfolio is measured for fair value by an independent third party. The valuation of the portfolio hinges on a number of quantitative factors. These factors include, but are not limited to, a discount rate applied to the cash flows, and an assumption of future principle prepayments. The prepayment assumptions are based upon the historical performance of the Company’s portfolio as well as market metrics. With the stable to slightly declining interest rates during 2014, the mortgage servicing rights have increased in value. The servicing rights have had a decline in prepayments and the .75 percent decrease in the discount rate reflects the change in market rates. There were no changes in the inputs or methodologies used to determine fair value at December 31, 2014, as compared to December 31, 2013.

The following methods were used to estimate the fair value of all other financial instruments recognized in the accompanying balance sheets at amounts other than fair value.

Cash and Due From Banks, Federal Reserve and Federal Home Loan Bank Stock and Interest Receivable and Payable

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

Loans

The estimated fair value for loans receivable, net, is based on estimates of the rate State Bank would charge for similar loans at December 31, 2014 and 2013, applied for the time period until the loans are assumed to re-price or be paid.

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

Deposits, Repurchase Agreements, Notes payable & FHLB advances

Deposits include demand deposits, savings accounts, NOW accounts and certain money market deposits. The carrying amount approximates the fair value. The estimated fair value for fixed-maturity time deposits, as well as borrowings, is based on estimates of the rate State Bank could pay on similar instruments with similar terms and maturities at December 31, 2014 and 2013.

Loan Commitments

The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. The estimated fair values for other financial instruments and off-balance-sheet loan commitments approximate cost at December 31, 2014 and 2013 and are not considered significant to this presentation.

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

December 31, 2014	Carrying	Fair Value Measurements Using
$'s in thousands	Amount	(Level 1)	(Level 2)	(Level 3)

Financial assets
Cash and due from banks	$28,197	$28,197	$-	$-
Loans held for sale	5,168	-	5,315	-
Loans, net of allowance for loan losses	509,565	-	-	510,314
Federal Reserve and FHLB Bank stock, at cost	3,748	-	3,748	-
Interest receivable	1,346	-	1,346	-
Mortgage Servicing Rights	5,704	-	-	6,358

Financial liabilities
Deposits	$550,906	$97,853	$455,383	$-
Repurchase agreements	12,740	-	12,740	-
FHLB advances	30,000	-	29,907	-
Trust preferred securities	10,310	-	7,206	-
Interest payable	264	-	264	-

December 31, 2013	Carrying	Fair Value Measurements Using
$'s in thousands	Amount	(Level 1)	(Level 2)	(Level 3)

Financial assets
Cash and due from banks	$13,137	$13,137	$-	$-
Loans held for sale	3,366	-	3,476	-
Loans, net of allowance for loan losses	470,339	-	-	469,505
Federal Reserve and FHLB Bank stock, at cost	3,748	-	3,748	-
Interest receivable	1,281	-	1,281	-
Mortgage Servicing Rights	5,180	-	-	6,237

Financial liabilities
Deposits	$518,234	$81,570	$439,273	$-
Repurchase agreements	14,696	-	14,696	-
Notes payable	589	-	600	-
FHLB advances	16,000	-	15,955	-
Trust preferred securities	20,620	-	15,566	-
Interest payable	639	-	639	-

Note 23: Condensed Financial Information (Parent Company Only)

Presented below is condensed financial information as to financial position, results of operations and cash flows of the Company:

Condensed Balance Sheets

	2014	2013
($ in thousands)
Assets
Cash and cash equivalents	$12,446	$6,353
Investment in common stock of banking subsidiaries	75,194	72,391
Investment in nonbanking subsidiaries	1,401	1,237
Other assets	152	270

Total assets	$89,193	$80,251

Liabilities
Trust preferred securities	$10,000	$20,000
Borrowings from nonbanking subsidiaries	310	620
Other liabilities & accrued interest payable	3,200	3,362

Total liabilities	13,510	23,982

Stockholders' Equity	75,683	56,269

Total liabilities and stockholders' equity	$89,193	$80,251

Condensed Statements of Income and Comprehensive Income

($ in thousands)	2014	2013
Income
Dividends from subsidiaries:
Banking subsidiaries	$5,000	$4,000
Nonbanking subsidiaries	39	186
Total	5,039	4,186
Other income	-	21

Total income	5,039	4,207

Expenses
Interest expense	1,138	1,407
Other expense	1,201	938

Total expenses	2,339	2,345

Income before income tax and equity in undistributed income of subsidiaries	2,700	1,862
Income tax benefit	(803)	(790)

Income before equity in undistributed income of subsidiaries	3,503	2,652

Equity in undistributed income of subsidiaries
Banking subsidiaries	1,952	3,081
Nonbanking subsidiaries	(192)	(364)

Total	1,760	2,717

Net income	$5,263	$5,369

Comprehensive income	$6,107	$3,449

In December of 2011, the Company executed a transaction between two of its affiliates that was offset in the Parent Company financial statements. The transaction in the amount of $0.31 million involved the transfer of assets that were valued at less than the affiliate’s carrying value of the assets. Due to the assets remaining in the Company and for the purposes initially intended the loss was offset at the parent level. In 2014, the transaction had no effect on the consolidated financial statements. In 2013, the net effect of this transaction was a reduction in income of $0.16 million.

Condensed Statements of Cash Flows

	2014	2013
($ in thousands)
Operating Activities
Net income	$5,263	$5,369
Items not requiring (providing) cash
Equity in undistributed net income of subsidiaries	(1,960)	(2,717)
Expense of stock option plan	90	64
Other assets	118	1,894
Prepayment penalty on Trust Preferred	333	-
Other liabilities	(162)	2,523

Net cash provided by operating activities	3,682	7,133

Investing Activities
Increase in Notes Receivable	-	-
Investment in Subsidiary	(164)	(103)
Net cash used in investing activities	(164)	(103)

Financing Activities
Dividends on Common Stock	(783)	(586)
Proceeds from stock options exercised	18	58
Redemption of trust preferred	(10,643)	-
Preferred stock raise	13,983	-
Repayment of Notes Payable	-	(750)

Net cash provided by (used in) financing activities	2,575	(1,278)

Net Change in Cash and Cash Equivalents	6,093	5,752

Cash and Cash Equivalents at Beginning of Year	6,353	601

Cash and Cash Equivalents at End of Year	$12,446	$6,353

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders

SB Financial Group, Inc. Defiance, Ohio

We have audited the accompanying consolidated balance sheets of SB Financial Group, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2014. The Company's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SB Financial Group, Inc. as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

BKD, LLP

Cincinnati, Ohio

March 6, 2015

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

With the supervision and participation of our President and Chief Executive Officer, and our Chief Financial Officer, management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014, based on the criteria set forth for effective internal control over financial reporting by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control Integrated Framework” (1992 version). Based on our assessment and those criteria, management concluded that, as of December 31, 2014, the Company’s internal control over financial reporting is effective.

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

c)	Changes in Internal Controls Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended December 31, 2014, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The information required by Item 401 of SEC Regulation S-K concerning the directors of the Company and the nominees for re-election as directors of the Company at the Annual Meeting of Shareholders to be held on April 29, 2015 (the “2015 Annual Meeting”), is incorporated herein by reference from the disclosure included in the Company’s definitive Proxy Statement relating to the 2015 Annual Meeting (the “2015 Proxy Statement”), under the caption “PROPOSAL NO. 1 – ELECTION OF DIRECTORS”. The information concerning the executive officers of the Company required by Item 401 of SEC Regulation S-K is set forth in the portion of Part I of this Annual Report on Form 10-K entitled “Supplemental Item: Executive Officers of the Registrant.”

Compliance with Section 16(a) of the Exchange Act

The information required by Item 405 of SEC Regulation S-K is incorporated herein by reference from the disclosure included in the Company’s 2014 Proxy Statement under the caption “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE.”

Committee Charters and Code of Conduct and Ethics

The Company’s Board of Directors has adopted charters for each of the Audit Committee, the Compensation Committee and the Governance and Nominating Committee. Copies of these charters are available on the Company’s Internet website at www.yourSBFinancial.com by first clicking “Corporate Governance” and then “Supplementary Info”. The Company has adopted a Code of Conduct and Ethics that applies to the Company’s directors, officers and employees. A copy of the Code of Conduct and Ethics is available on the Company’s Internet website at www.yourSBFinancial.com under the “Corporate Governance” tab. Interested persons may also obtain copies of the Code of Conduct and Ethics, the Audit Committee charter, the Compensation Committee charter and the Executive Governance and Nominating Committee charter, without charge, by writing to SB Financial Group, Inc., Attn: Anthony V. Cosentino, 401 Clinton Street, Defiance, OH 43512.

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

The following table shows, as of December 31, 2014, the number of common shares issuable upon exercise of outstanding stock options, the weighted-average exercise price of those stock options, and the number of common shares remaining for future issuance under the Company’s equity compensation plans (excluding common shares issuable upon exercise of outstanding stock options):

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a)

Equity compenstion approved by security holders	195,220	$8.60	141,000

Equity compenstion not approved by security holders	N/A	N/A	N/A

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) (1) Financial Statements.

The following consolidated financial statements are incorporated by reference from Item 8 hereof:

●	Report of Independent Registered Public Accounting Firm (BKD, LLP)

●	Consolidated Balance Sheets as of December 31, 2014 and 2013

●	Consolidated Statements of Income for the Years ended December 31, 2014 and 2013

●	Consolidated Statements of Comprehensive Income for the Years ended December 31, 20143 and 2013

●	Consolidated Statements of Stockholders' Equity for the Years ended December 31, 2014 and 2013

●	Consolidated Statements of Cash Flows for Years ended December 31, 2014 and 2013

●	Notes to Consolidated Financial Statements

(a) (2) Financial Statement Schedules.

All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(a) (3) Exhibits.

Exhibit No.	Description	Location

3.1	Amended Articles of the Company as amended	Incorporated herein by reference to Exhibit 3(a)(i) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1989 (File No. 0-13507).

3.2	Certificate of Amendment to the Amended Articles of the Company as filed with the Ohio Secretary of State on April 27, 1993	Incorporated herein by reference to Exhibit 3(b) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993 (File No. 0-13507).

3.3	Certificate of Amendment to the Amended Articles of the Company as filed with the Ohio Secretary of Stae on April 30, 1997	Incorporated herein by reference to Exhibit 3(c) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 0-13507).

3.4	Certificate of Amendment to the Amended Articles of the Company as filed with the Ohio Secretary of State on May 27, 2011 to evidence the amendment of Article FOURTH to authorize 10,000,000 common shares and 200,000 preferred shares, each without par value	Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed June 1, 2011.

3.5	Certificate of Amendment to the Amended Articles of the Company as filed with the Ohio Secretary of State on April 12, 2013 to evidence the amendment of Article FIRST to change the name of the corporation to SB Financial Group, Inc.	Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed April 18, 2013 (File No. 0-13507)

3.6	Certificate of Amendment by Directors or Incorporators to Articles filed with the Secretary of State of the State of Ohio on November 6, 2014, evidencing the adoption of an amendment by the Board of Directors of the Company to Article FOURTH to establish the express terms of the 6.50% Noncumulative Convertible Perpetual Preferred Share, Series A	Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed November 12, 2014 (File No. 0-13507)

3.7	Amended Articles of the Company, as amended (reflecting amendments through November 6, 2014) [for SEC reporting compliance purposes only – not filed with the Ohio Secretary of State]	Filed herewith

3.8	Amended and Restated Regulations of the Company	Incorporated herein by reference to Exhibit 3.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (File No. 0-13507).

3.9	Certificate Regarding Adoption of Amendment to Section 2.01 of the Amended and Restated Regulations of the Company by the Shareholders on April 16, 2009	Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed April 22, 2009 (File No. 0-13507).

Exhibit No.	Description	Location

4.1	Form of Certificate for 6.50% Noncumulative Convertible Perpetual Preferred Share, Series A, of the Company	Incorporated herein by reference to Exhibit 4.1 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 filed on November 6, 2014 (File No. 333-198879)

4.2	Form of Depositary Receipt of the Company	Incorporated herein by reference to Exhibit 4.2 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 filed on November 6, 2014 (File No. 333-198879)

4.3	Deposit Agreement, dated November 6, 2014, by and among the Company, Computershare Inc. and Computersahre Trust Company, N.A. as Depositary, and the Holders from time to time of the Depositary Receipts described therein	Incorporated herein by reference to Exhibit 4.3 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 filed on November 6, 2014 (File No. 333-198879)

4.4	Indenture, dated as of September 15, 2005, by and between the Company and Wilmington Trust Company, as Debenture Trustee, relating to Floating Rate Junior Subordinated Deferrable Interest Debentures	Incorporated herein by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 (File No. 0-13507).

4.5	Amended and Restated Declaration of Trust of Rurban Statutory Trust II, dated as of September 15, 2005	Incorporated herein by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 (File No. 0-13507).

4.6	Guarantee Agreement, dated as of September 15, 2005, by and between the Company and Wilmington Trust Company, as Guarantee Trustee	Incorporated herein by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 (File No. 0-13507).

4.7	Agreement to furnish instruments and agreements defining rights of holders of long-term debt	Filed herewith.

10.1*	The Company’s Plan to Allow Directors to Elect to Defer Compensation	Incorporated herein by reference to Exhibit 10(v) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (File No. 0-13507).

10.2*	2008 Stock Incentive Plan of the Company	Incorporated herein by reference to Exhibit 10 to the Company’s Current Report on Form 8-K filed April 22, 2008 (File No. 0-13507).

Exhibit No.	Description	Location

10.3*	Form of Restricted Stock Award Agreement (For Employees) under the Company’s 2008 Stock Option Plan	Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed April 22, 2008 (File No. 0-13507).

10.4*	Form of Incentive Stock Option Agreement with Five-Year Vesting under the Company’s 2008 Stock Incentive Plan	Incorpoated herein by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (File No. 0-13507).

10.5*	Form of Non-Qualified Stock Option Award Agreement with Five-Year Vesting under the Company’s 2008 Stock Incentive Plan	Incorporated herein by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (File No. 0-13507).

10.6*	Employees’ Stock Ownership and Savings Plan of the Company	Incorporated herein by reference to Exhibit 10(y) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (File No. 0-13507).

10.7*	Employee Stock Purchase Plan of the Company	Incorporated herein by reference to Exhibit 10(z) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (File No. 0-13507).

10.8*	Employment Agreement, dated July 30, 2010, between the Company and Mark A. Klein	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 5, 2010 (File No. 0-13507).

10.9*	Second Amended and Restated Change of Control Agreement, dated July 30, 2010, between the Company and Mark A. Klein	Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed August 5, 2010 (File No. 0-13507).

10.10*	Change of Control Agreement, dated April 21, 2010, between the Company and Anthony V. Cosentino	Incorporated herein by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (File No. 0-13507).

10.11*	Amended and Restated Supplemental Executive Retirement Plan Agreement, effective as of December 31, 2008, by and between the Company and Mark A. Klein	Incorporated herein by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (File No. 0-13507).

10.12*	First Amendment to Amended and Restated Supplemental Executive Retirement Plan Agreement, dated as April 20, 2009, by and between the Company and Mark A. Klein	Incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed April 22, 2009 (File No. 0-13507).

10.13*	Non-Qualified Deferred Compensation Plan of the Company effective as of January 1, 2007	Incorporated herein by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (File No. 0-13507)

Exhibit No.	Description	Location

10.14*	Long-Term Incentive Compensation Plan for the Company and Affiliates	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 20, 2012 (File No. 0-13507)

11	Statement re: Computation of Per Share Earnings	Included in Note 1 of the Notes to Consolidated Financial Statements of Registrant filed herewith as Exhibit 13.

13	2014 Annual Report of Registrant (not deemed filed except for portions thereof which are specifically incorporated by reference in this Annual Report on Form 10-K)	Specified portions filed herewith.

21	Subsidiaries of Registrant	Filed herewith.

23	Consent of BKD, LLP	Filed herewith.

24	Power of Attorney of Directors and Executive Officers	Included on signature page of this Annual Report on Form 10-K

31.1	Rule 13a-14(a)/15d-14(a) Certification – Principal Executive Officer	Filed herewith.

31.2	Rule 13a-14(a)/15d-14(a) Certification – Principal Financial Officer	Filed herewith.

32.1	Section 1350 Certification – Principal Executive Officer and Principal Financial Officer	Filed herewith.

101	The following materials from SB Financial Group Inc.’s 2013 Annual Report and incorporated therefrom in SB Financial Group, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of December 31, 2014 and 2013; (ii) the Consolidated Statements of Income for the years ended December 31, 2014 and 2013; (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2014 and 2013; (iv) the Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2014 and 2013; (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2014 and 2013; and (vi) the Notes to Consolidated Financial Statements (electronically submitted herewith).

*Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SB FINANCIAL GROUP, INC.

	By:	/s/ Anthony V. Cosentino
Date: March 6, 2014		Anthony V. Cosentino,
Executive Vice President and Chief Financial Officer

Power of Attorney

KNOW ALL MEN BY THESE PRESENTS, that each undersigned officer and/or director of SB Financial Group, Inc., an Ohio corporation (the “Corporation”), which is about to file with the Securities and Exchange Commission, Washington, D.C., under the provisions of the Securities Exchange Act of 1934, as amended, the Annual Report of the Corporation on Form 10-K for the fiscal year ended December 31, 2014, hereby constitutes and appoints Mark A. Klein and Anthony V. Cosentino, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign both the Annual Report on Form 10-K and any and all amendments and documents related thereto, and to file the same, and any and all exhibits, financial statements and schedules related thereto, and other documents in connection therewith, with the Securities and Exchange Commission and the NASDAQ Stock Market, granting unto said attorneys-in-fact and agents, and substitute or substitutes, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all things that each of said attorneys-in-fact and agents, or either of them or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Date	Capacity

/s/ Mark A. Klein	March 6, 2015	President and Chief Executive Officer
Mark A. Klein

/s/ Anthony V. Cosentino	March 6, 2015	Executive Vice President and Chief Financial Officer
Anthony V. Cosentino

/s/ George W. Carter	March 6, 2015	Director
George W. Carter

/s/ Gary M. Cates	March 6, 2015	Director
Gary M. Cates

/s/ Robert A. Fawcett, Jr.	March 6, 2015	Director
Robert A. Fawcett, Jr.

/s/ Gaylyn J. Finn	March 6, 2015	Director
Gaylyn J. Finn

/s/ Richard L. Hardgrove	March 6, 2015	Director
Richard L. Hardgrove

/s/ Rita A. Kissner	March 6, 2015	Director
Rita A. Kissner

/s/ Mark A. Klein	March 6, 2015	Director
Mark A. Klein

/s/ William G. Martin	March 6, 2015	Director
William G. Martin

/s/ Timothy J. Stolly	March 6, 2015	Director
Timothy J. Stolly
Date: March 6, 2015

Board of Directors

Richard L. Hardgrove, Chairman

Retired Chairman and CEO

Sky Bank, Salinesville, OH

Retired CEO, FirstMerit Bank

Former Deputy Superintendent of Banks, Ohio

Gary M. Cates

Chief Philanthropy Officer

ProMedica Health System

George W. Carter

CEO and General Manager

Paulding Putnam Electric Cooperative

Robert A. Fawcett, Jr.

Insurance Sales Consultant

FLR/United insurance Service

Gaylyn J. Finn

Retired Treasurer and Associate Vice President for Finance

Bowling Green State University

Rita A. Kissner

Retired Finance Director and Mayor

City of Defiance

Mark A. Klein

President and CEO

SB Financial Group, Inc. and

The State Bank and Trust Company

William G. Martin

President and CFO

Spangler Candy Company

Timothy J. Stolly

President

Stolly Insurance Company

Officers List

SB Financial Group, Inc.	Marc H. Beach	Beth E. Harrold
	Assistant Vice President	Vice President
Mark A. Klein	Facilities Manager	SBA/Small Business Underwriter
President and
Chief Executive Officer	Sarah S. Mekus	Amy M. Hoffman
	Officer, Executive Assistant	Vice President
Anthony V. Cosentino	Corporate Secretary	Loan Review Officer
Executive Vice President and
Chief Financial Officer	Regional Executives	Gregory A. Ritchey
Vice President
Keeta J. Diller	David A. Homoelle	Collection and Resource Recovery Manager
Senior Vice President	Columbus Regional President
Audit Coordinator / Director of Operations		Steven A. Walz
Corporate Secretary	John A. Kendzel	Vice President
	Toledo Regional President	Credit Analysis Manager
The State Bank and Trust Company
	Ryan D. Miller	Pamela A. Hurst
Administration	Fulton/Williams County Regional President	Assistant Vice President
Collections and Resource Recovery Officer
Mark A. Klein	Kent A. Maggard
President and	Senior Vice President	Andrew M. Rickenberg
Chief Executive Officer	Fort Wayne Market Executive	Assistant Vice President
Credit Analyst
Anthony V. Cosentino	Jeffrey R. Starner
Executive Vice President and	Senior Vice President	Deposit Services
Chief Financial Officer	Defiance Market Executive
Kristine K. Kegerreis
Jonathan R. Gathman	Commercial Banking	Vice President
Executive Vice President		Deposit Services Officer
Senior Lender	Lynn A. Isaac
	Senior Vice President	Lesley L. Parrett
Cynthia E. Batt	Commercial Services Officer	Vice President
Senior Vice President		Deposit Services Officer
Compliance / Risk Manager	Timothy P. Moser
	Senior Vice President	Jean M. Nienberg
Keeta J. Diller	Agri-Services Manager	Assistant Vice President
Senior Vice President		Sales Support Manager
Audit Coordinator / Director of Operations	Brandon S. Gerken
	Vice President	Information Technology
Linda J. Hogrefe	SBA/Small Business Lending
Senior Vice President	Manager	Gary A. Saxman
Human Resources Manager		Senior Vice President
	Tyson R. Moss	Information Technology Manager
Kristen K. Nusbaum	Vice President
Senior Vice President	Commercial Services Officer	Joseph A. Buerkle
Chief Deposit Officer		Vice President
	Humair A. Chowdhry	Senior Network Administrator
Carol M. Robbins	Assistant Vice President
Senior Vice President	Sales Manager	Steven E. Struble
Controller		Vice President
	Credit Administration	IT Support Specialist
Nichole T. Wichman
Senior Vice President	Michael D. Ebbeskotte	Nicholas V. George
Chief Marketing Officer	Senior Vice President	Assistant Vice President
	Credit Administration Manager	IT Support Specialist
Laura W. Kline
Senior Vice President	Melinda L. Cline	R. Scott Lerch
Client Experience Officer	Vice President	Assistant Vice President
	Loan Servicing Manager	IT Support Specialist

Mortgage Lending	Robert W. Warner	Craig A. Kuhlman, crsp, ctfa
	Vice President	Executive Vice President
Pamela K. Benedict	Outside Mortgage Sales Loan Originator	Chief Trust Officer
Senior Vice President
Residential Real Estate Sales Manager – Defiance Region	Retail Banking	David A. Bell, crsp
Executive Vice President
Anthony J. Konecky	Michele G. Cooper	Retirement Services Manager
Senior Vice President	Senior Vice President
Residential Real Estate Sales Manager – Findlay Region	Private Banker, PCG	Kelly W. Cleveland
Senior Vice President
Steven J. Watson	Cynthia L. Ensign	Senior Investment Officer
Senior Vice President	Vice President
Residential Real Estate Sales Manager – Columbus Region	Consumer Lending/District Sales Manager	Elizabeth D. Zartman
Elizabeth D. Zartman
Matthew H. Booms	Christina L. Stellhorn	Vice President
Vice President	Vice President	Trust Operations Services Manager
Secondary Market Manager	Retail Administration Officer/ Risk Management Specialist/
	Security Officer	Jessica L. Armbruster
Kimberly W. Donovan		Assistant Vice President
Vice President	Susan F. West	Investment Executive
Mortgage Underwriter	Vice President
	Private Banker/District Sales Manager	John t. Cates
Susan A. Erhart		Assistant Vice President
Vice President	John R. Armour	Wealth Management Advisor
Mortgage Underwriter	Assistant Vice President
	Risk Management Specialists	Jacob E. Oberlin
Brian E. Smith		Assistant Vice President
Vice President	Stephen E. Jackson	Wealth Management Advisor
Mortgage Underwriting Manager - Columbus	Assistant Vice President
	District Sales Manager – Fulton County	Marcia J. VanSlyke
Denise S. Davenport		Assistant Vice President
Vice President	Pamela A. Maslak	Wealth Management Advisor
Outside Mortgage Sales Loan Originator	Assistant Vice President
	Personal Banker III	Rurbanc Data Services Inc
Gregory A. Patton		(RDSI)
Vice President	Tamara D. Trenkamp
Outside Mortgage Sales Loan Originator	Assistant Vice President	Mark A. Klein
	Personal Banker III	President and
Scott M. Poling		Chief Executive Officer
Vice President	James R. States
Outside Mortgage Sales Loan Originator	Assistant Vice President	Anthony V. Cosentino
	District Sales Manager – Paulding County	Executive Vice President
Suzanne M. Reichard		Chief Financial Officer
Vice President	Michelle L. Zeedyk
Outside Mortgage Sales Loan Originator	Assistant Vice President	Yvonne M. Swayze
	District Sales Manager – Williams County	Vice President
Karen A. Varner		Item Processing Manager
Vice President	Wealth Management
Outside Mortgage Sales Loan Originator		Julie D. White
	David A. Anderson	Assistant Vice President
	Executive Vice President	Item Processing Operations Manager
Chief Wealth Management Officer

