Form 10-Q
period 2015-03-31
SB FINANCIAL GROUP, INC.
filed 2015-05-13
CIK 767405

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ___________

Commission file number 1-36785

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

Large Accelerate Filer ☐      Accelerated Filer ☐      Non-Accelerated Filer ☐      Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☒

Title of each class	Name of each exchange on which registered
Common Shares, No Par Value	The NASDAQ Stock Market, LLC
4,912,401 Outstanding at May 13, 2015	(NASDAQ Capital Market)

SB FINANCIAL GROUP, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SB Financial Group, Inc.

Condensed Consolidated Balance Sheets
March 31, 2015 and December 31, 2014

	March	December
($ in Thousands)	2015	2014
ASSETS	(Unaudited)
Cash and due from banks	$49,765	$28,197

Securities available for sale, at fair value	94,056	85,240
Other securities - FRB and FHLB Stock	3,748	3,748
Total investment securities	97,804	88,988

Loans held for sale	8,667	5,168

Loans, net of unearned income	511,784	516,336
Allowance for loan losses	(6,830)	(6,771)
Net loans	504,954	509,565

Premises and equipment, net	15,407	13,604
Cash surrender value of life insurance	13,219	13,148
Goodwill	16,353	16,353
Core deposits and other intangibles	229	283
Foreclosed assets held for sale, net	207	285
Mortgage servicing rights	5,860	5,704
Accrued interest receivable	1,554	1,346
Other assets	3,536	1,587
Total assets	$717,555	$684,228

LIABILITIES AND EQUITY
Deposits
Non interest bearing demand	$96,638	$97,853
Interest bearing demand	133,145	121,043
Savings	75,445	64,107
Money market	106,325	104,602
Time deposits	166,730	163,301
Total deposits	578,283	550,906

Advances from Federal Home Loan Bank	30,000	30,000
Repurchase agreements	14,648	12,740
Trust preferred securities	10,310	10,310
Accrued interest payable	334	264
Other liabilities	6,880	4,325
Total liabilities	640,455	608,545

Equity
Preferred stock	13,983	13,983
Common stock	12,569	12,569
Additional paid-in capital	15,413	15,461
Retained earnings	35,429	34,379
Accumulated other comprehensive income	1,264	918
Treasury stock	(1,558)	(1,627)
Total equity	77,100	75,683

Total liabilities and equity	$717,555	$684,228

See notes to condensed consolidated financial statements (unaudited)

Note: The balance sheet at December 31, 2014 has been derived from the audited consolidated financial statements at that date

SB Financial Group, Inc.

Condensed Consolidated Statements of Income (Unaudited)

	Three Months Ended
	March	March
($ in thousands, except share data)	2015	2014
Interest income
Loans
Taxable	$5,619	$5,241
Nontaxable	6	16
Securities
Taxable	372	309
Nontaxable	177	175
Total interest income	6,174	5,741

Interest expense
Deposits	495	498
Repurchase Agreements & Other	5	11
Federal Home Loan Bank advances	92	74
Trust preferred securities	51	333
Total interest expense	643	916

Net interest income	5,531	4,825

Provision for loan losses	350	-

Net interest income after provision for loan losses	5,181	4,825

Noninterest income
Wealth Management Fees	659	632
Customer service fees	632	610
Gain on sale of mtg. loans & OMSR's	1,400	572
Mortgage loan servicing fees, net	58	245
Gain on sale of non-mortgage loans	254	23
Data service fees	317	306
Loss on sale/disposal of assets	(19)	(34)
Other income	295	205
Total non-interest income	3,596	2,559

Noninterest expense
Salaries and employee benefits	3,477	3,120
Net occupancy expense	503	573
Equipment expense	565	639
Data processing fees	263	211
Professional fees	440	338
Marketing expense	149	123
Telephone and communication	90	112
Postage and delivery expense	234	204
State, local and other taxes	129	92
Employee expense	153	115
Intangible amortization expense	54	131
Other expenses	587	421
Total non-interest expense	6,644	6,079

Income before income tax expense	2,133	1,306
Income tax expense	637	326

Net income	$1,496	$980

Preferred Stock Dividends	225	-

Net income available to common shareholders	1,271	980

Common share data:
Basic earnings per common share	$0.26	$0.20
Diluted earnings per common share	$0.23	$0.20

Average common shares outstanding ( in thousands):
Basic:	4,879	4,871
Diluted:	6,379	4,894

See notes to condensed consolidated financial statements (unaudited)

SB Financial Group, Inc.

Condensed Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended Mar. 31,
($'s in thousands)	2015	2014

Net income	$1,496	$980
Other comprehensive income:
Available-for-sale investment securities:
Gross unrealized holding gain arising in the period	524	505
Related tax expense	(178)	(172)
Net effect on other comprehensive income	346	333
Total comprehensive income	$1,842	$1,313

SB Financial Group, Inc.

Condensed Consolidated Statements of Shareholders’ Equity (unaudited)

	Preferred	Common	Additional Paid-in	Retained	Accumulated Other Comprehensive	Treasury
($'s in thousands)	Stock	Stock	Capital	Earnings	Income (Loss)	Stock	Total

Balance, January 1, 2015	$13,983	$12,569	$15,461	$34,379	$918	$(1,627)	$75,683
Net Income				1,496			1,496
Other Comprehensive Income					346		346
Dividends on Common Stk., $0.045 per share				(221)			(221)
Dividends on Preferred Stk., $0.15 per share				(225)			(225)
Treasury shares issued			(69)			69	-
Share based compensation expense			21				21
Balance, March 31, 2015	$13,983	$12,569	$15,413	$35,429	$1,264	$(1,558)	$77,100

Balance, January 1, 2014	$-	$12,569	$15,412	$29,899	$74	$(1,685)	$56,269
Net Income				980			980
Other Comprehensive Loss					333		333
Dividends on Common Stk., $0.025 per share				(171)			(171)
Treasury shares issued			(37)			45	8
Share based compensation expense			16				16
Balance, March 31, 2014	$-	$12,569	$15,391	$30,708	$407	$(1,640)	$57,435

See notes to condensed consolidated financial statements (unaudited)

SB Financial Group, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended Mar. 31,
($'s in thousands)	2015	2014
Operating Activities
Net Income	$1,496	$980
Items (using)/providing cash
Depreciation and amortization	242	305
Provision for loan losses	350	-
Expense of share-based compensation plan	21	16
Amortization of premiums and discounts on securities	262	223
Amortization of intangible assets	54	131
Amortization of originated mortgage servicing rights	282	117
Impairment of mortgage servicing rights	80	18
Proceeds from sale of loans held for sale	64,878	24,512
Originations of loans held for sale	(66,482)	(26,944)
Gain from sale of loans	(1,654)	(595)
Loss on sale of assets	19	33
Changes in
Interest receivable	(208)	(142)
Other assets	(2,927)	(1,601)
Interest payable and other liabilities	2,626	(74)

Net cash used in operating activities	(961)	(3,021)

Investing Activities
Purchases of available-for-sale securities	(12,740)	(9,685)
Proceeds from maturities of available-for-sale securities	4,186	6,455
Net change in loans	4,234	(4,930)
Purchase of premises and equipment and software	(2,111)	(1,112)
Proceeds from sales or disposal of premises and equipment	36	-
Proceeds from sale of foreclosed assets	85	74

Net cash used in investing activities	(6,310)	(9,198)

Financing Activities

Net increase in demand deposits, money market, interest checking and savings accounts	23,948	18,147
Net increase (decrease) in certificates of deposit	3,429	(3,662)
Net increase in securities sold under agreements to repurchase	1,908	2,209
Repayment of Federal Home Loan Bank advances	-	(2,000)
Proceeds from stock options exercised	-	8
Dividends on Common Stock	(221)	(171)
Dividends on Preferred Stock	(225)	-
Repayment of notes payable	-	(589)
Net cash provided by financing activities	28,839	13,942
Increase in Cash and Cash Equivalents	21,568	1,723
Cash and Cash Equivalents, Beginning of Year	28,197	13,137
Cash and Cash Equivalents, End of Period	$49,765	$14,860

Supplemental Cash Flows Information
Interest paid	$573	$702
Income taxes paid	$410	$285
Transfer of loans to foreclosed assets	$27	$-

See notes to condensed consolidated financial statements (unaudited)

SB FINANCIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1—BASIS OF PRESENTATION

SB Financial Group, Inc., an Ohio corporation (the “Company”) is a bank holding company whose principal activity is the ownership and management of its wholly-owned subsidiaries, The State Bank and Trust Company (“State Bank”), RFCBC, Inc. (“RFCBC”), Rurbanc Data Services, Inc. dba RDSI Banking Systems (“RDSI”), and Rurban Statutory Trust II (“RST II”). In addition, State Bank owns all of the outstanding stock of Rurban Mortgage Company (“RMC”) and State Bank Insurance, LLC (“SBI”).

The consolidated financial statements include the accounts of the Company, State Bank, RFCBC, RDSI, RMC, and SBI. All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements reflect all adjustments that are, in the opinion of management, necessary to fairly present the financial position, results of operations and cash flows of the Company. Those adjustments consist only of normal recurring adjustments. Results of operations for the three months ended March 31, 2015, are not necessarily indicative of results for the complete year.

The condensed consolidated balance sheet of the Company as of December 31, 2014 has been derived from the audited consolidated balance sheet of the Company as of that date.

For further information, refer to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

The following paragraphs summarize the impact of new accounting pronouncements:

Accounting Standards Update (ASU) No. 2015-05: Intangibles – Goodwill and Other (Subtopic 310-40, Software)

The ASU provides guidance for the customer’s accounting treatment for fees paid in a cloud computing arrangement. Existing generally accepted accounting principles (GAAP) does not include explicit guidance regarding this topic. Specifically the ASU indicates how to handle cloud computing arrangements when a software license does and does not exist as part of the arrangement. The amendments in this update are effective for reporting periods beginning after December 15, 2015 and management does not believe this update will have a material impact on the Company’s consolidated financial statements.

ASU No. 2015-03 (Sub Topic 835-30): Interest – Simplifying the Presentation of Debt Issuance Costs

This ASU simplifies the presentation of debt issuance costs, with the amendments in this Update requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The amendments in this update are effective for reporting periods beginning after December 15, 2015 and management does not believe this update will have a material impact on the Company’s consolidated financial statements.

ASU No. 2015-02, Consolidation (Topic 810):

This ASU changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. All legal entities are subject to reevaluation under the revised consolidation model. Management does not believe that the implementation of this update will have a material impact on the Company’s consolidated financial statements.

ASU No. 2015-01, Extraordinary and Unusual Income Statement Items (Sub Topic 225-20): Simplifying Income Statement Presentation by Elimination of Extraordinary Items

This ASU eliminates from GAAP the concept of extraordinary items. Included is the following criteria that must be met for extraordinary classification: 1. Unusual nature – a high degree of abnormality. 2. Infrequency of occurrence – not reasonably expected to recur. Management does not believe that the implementation of this update will have a material impact on the Company’s consolidated financial statements.

ASU No. 2014-17, Business Combinations (Topic 805): Pushdown Accounting.

This ASU provides guidance on whether and at what threshold an acquired entity that is a business or nonprofit activity can apply pushdown accounting in its separate financial statements. An acquired entity may elect the option to apply pushdown accounting in the reporting period in which the change-in-control event occurs. Management does not believe the amendments will have a material impact on the Company’s consolidated financial statements.

ASU No. 2014-16, Derivatives and Hedging (Topic 815): Determining Whether the Host Contract is more Akin to Debt or to Equity.

This ASU provides guidance for an entity when hybrid financial instruments are issued in the form of a share. The entity should determine the nature of the host contract by considering the economic characteristics and risks of the entire financial instrument. The determination of these host characteristics may meet the definition of a derivative financial instrument. Management does not believe the amendments will have a material impact on the Company’s consolidated financial statements.

ASU No. 2014-15, Presentation of Financial Statements – Going Concern (Sub Topic 205-40.

This ASU provides guidance in GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. In doing so, the amendments should reduce diversity in the timing and content of footnote disclosures. Management does not believe the amendments will have a material impact on the Company’s consolidated financial statements.

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

NOTE 2—EARNINGS PER SHARE

Earnings per share (EPS) have been computed based on the weighted average number of common shares outstanding during the periods presented. For the three month period ended March 31, 2015, share-based awards totaling 55,424 common shares were not considered in computing diluted EPS as they were anti-dilutive. For the three month period ended March 31, 2014, share-based awards totaling 66,570 common shares were not considered in computing diluted EPS as they were anti-dilutive. Included in the diluted EPS for March 31, 2015 are the impact of the full conversion of the Company’s depository shares issued in December of 2014. Based upon the current conversion ratio, the 1,500,000 outstanding depository shares are convertible into an aggregate of 1,450,677 common shares. The average number of shares used in the computation of basic and diluted earnings per share were:

	Three Months Ended
	March 31,
(shares in thousands)	2015	2014
Basic earnings per share	4,879	4,871
Diluted earnings per share	6,379	4,894

Note 3 - Securities

The amortized cost and appropriate fair values, together with gross unrealized gains and losses, of securities at March 31, 2015 and December 31, 2014 were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
($ in thousands)	Cost	Gains	Losses	Value
Available-for-Sale Securities:
March 31, 2015
U.S. Treasury and Government agencies	$14,899	$172	$-	$15,071
Mortgage-backed securities	59,206	761	(140)	59,827
State and political subdivisions	18,012	1,123	-	19,135
Equity securities	23	-	-	23

	$92,140	$2,056	$(140)	$94,056

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
($ in thousands)	Cost	Gains	Losses	Value
Available-for-Sale Securities:
December 31, 2014:
U.S. Treasury and Government agencies	$15,187	$124	$(4)	$15,307
Mortgage-backed securities	50,563	462	(285)	50,740
State and political subdivisions	18,075	1,095	-	19,170
Equity securities	23	-	-	23

	$83,848	$1,681	$(289)	$85,240

The amortized cost and fair value of securities available for sale at March 31, 2015, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale
($ in thousands)	Amortized Cost	Fair Value

Within one year	$861	$874
Due after one year through five years	1,857	1,954
Due after five years through ten years	9,549	9,877
Due after ten years	20,644	21,501
	32,911	34,206

Mortgage-backed securities & equity securities	59,229	59,850

Totals	$92,140	$94,056

The fair value of securities pledged as collateral, to secure public deposits and for other purposes, was $58.0 million at March 31, 2015 and $44.5 million at December 31, 2014. The fair value of securities delivered for repurchase agreements was $18.9 million at March 31, 2015 and $16.5 million at December 31, 2014.

There were no realized gains and losses from sales of available-for-sale securities for the three months ended March 31, 2015. There were no realized gains and losses from sales of available-for-sale securities for the three months ended March 31, 2014.

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments was $11.2 million at March 31, 2015, and $29.0 million at December 31, 2014, which was approximately 11.9 and 34.7 percent, respectively, of the Company’s available-for-sale investment portfolio at such dates. Based on evaluation of available evidence, including recent changes in market interest rates, credit rating information and information obtained from regulatory filings, management believes the declines in fair value for these securities are temporary. Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.

Securities with unrealized losses, aggregated by investment class and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2015 and December 31, 2014 are as follows:

	Less than 12 Months		12 Months or Longer		Total
($ in thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
March 31, 2015	Value	Losses	Value	Losses	Value	Losses
Available-for-Sale Securities:
Mortgage-backed securities	$4,944	$(38)	$6,292	$(102)	$11,236	$(140)

	$4,944	$(38)	$6,292	$(102)	$11,236	$(140)

	Less than 12 Months		12 Months or Longer		Total
($ in thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2014	Value	Losses	Value	Losses	Value	Losses
Available-for-Sale Securities:
U.S. Treasury and Government agencies	$1,387	$(4)	$-	$-	$1,387	$(4)
Mortgage-backed securities	20,491	(73)	7,073	(212)	27,564	(285)

	$21,878	$(77)	$7,073	$(212)	$28,951	$(289)

The total potential unrealized loss as of March 31, 2015 in the securities portfolio was $0.14 million, which was down from the $0.29 million unrealized loss at December 31, 2014. Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concern warrants such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent of the Company to not sell the investment and whether it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost. Management has determined there is no other-than-temporary-impairment on these securities.

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans that management has the intent and ability to hold for the foreseeable future, or until maturity or payoffs, are reported at their outstanding principal balances adjusted for any charge-offs, the allowance for loan losses, any deferred fees or costs on originated loans and unamortized premiums or discounts on purchased loans. Interest income is reported on the interest method and includes amortization of net deferred loan fees and costs over the loan term. Generally, all loan classes are placed on non-accrual status not later than 90 days past due, unless the loan is well-secured and in the process of collection. All interest accrued, but not collected, for loans that are placed on non-accrual or charged-off is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

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

Categories of loans at March 31, 2015 and December 31, 2014 include:

	Total Loans		Non-Accrual Loans
($ in thousands)	Mar. 2015	Dec. 2014	Mar. 2015	Dec. 2014
Commercial & Industrial	$85,100	$88,485	1,413	1,387
Commercial RE & Construction	217,610	217,030	1,643	2,092
Agricultural & Farmland	44,266	46,217	-	-
Residential Real Estate	114,703	113,214	1,231	992
Consumer & Other	50,184	51,546	130	138
Total Loans	$511,863	$516,492	$4,417	$4,609

Unearned Income	$(79)	$(156)
Total Loans, net of unearned income	$511,784	$516,336
Allowance for loan losses	$(6,830)	$(6,771)

The following tables present the activity in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of March 31, 2015, December 31, 2014 and March 31, 2014.

	Commercial	Commercial RE	Agricultural	Residential	Consumer
($'s in thousands)	& Industrial	& Construction	& Farmland	Real Estate	& Other	Total
ALLOWANCE FOR LOAN AND LEASE LOSSES
For the Three Months Ended March 31, 2015
Beginning balance	$1,630	$2,857	$208	$1,308	$768	$6,771
Charge Offs	(8)	(250)	-	(13)	(31)	$(302)
Recoveries	5	-	1	2	3	11
Provision	(53)	285	3	21	94	350
Ending Balance	$1,574	$2,892	$212	$1,318	$834	$6,830

Loans Receivable at March 31, 2015
Allowance:
Ending balance:
individually evaluated for impairment	$510	$1,002	$-	$203	$72	$1,787
Ending balance:
collectively evaluated for impairment	$1,064	$1,890	$212	$1,115	$762	$5,043
Loans:
Ending balance:
individually evaluated for impairment	$1,268	$1,991	$-	$1,592	$469	$5,320
Ending balance:
collectively evaluated for impairment	$83,832	$215,619	$44,266	$113,111	$49,715	$506,543

Loans Receivable at December 31, 2014
Allowance:
Ending balance:
individually evaluated for impairment	$510	$1,018	$-	$242	$41	$1,811
Ending balance:
collectively evaluated for impairment	$1,120	$1,839	$208	$1,066	$727	$4,960
Loans:
Ending balance:
individually evaluated for impairment	$1,268	$2,035	$-	$1,647	$481	$5,431
Ending balance:
collectively evaluated for impairment	$87,217	$214,995	$46,217	$111,567	$51,065	$511,061

	Commercial	Commercial RE	Agricultural	Residential	Consumer
($'s in thousands)	& Industrial	& Construction	& Farmland	Real Estate	& Other	Total
ALLOWANCE FOR LOAN AND LEASE LOSSES
For the Three Months Ended
March 31, 2014
Beginning balance	$2,175	$2,708	$159	$1,067	$855	$6,964
Charge Offs	(307)	-	-	(15)	(1)	$(323)
Recoveries	10	52		5	18	85
Provision	24	(9)	18	104	(137)	-
Ending Balance	$1,902	$2,751	$177	$1,161	$735	$6,726

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

The following tables present the credit risk profile of the Company’s loan portfolio based on rating category and payment activity as of March 31, 2015 and December 31, 2014.

March 31, 2015	Commercial	Commercial RE	Agricultural	Residential	Consumer
Loan Grade	& Industrial	& Construction	& Farmland	Real Estate	& Other	Total
($ in thousands)
1-2	$921	$63	$59	$-	$-	$1,043
3	23,043	64,940	8,723	107,291	46,663	250,660
4	59,479	140,533	35,484	4,987	3,256	243,739
Total Pass (1 - 4)	83,443	205,536	44,266	112,278	49,919	495,442

Special Mention (5)	50	6,054	-	1,149	73	7,326
Substandard (6)	323	4,060	-	309	54	4,746
Doubtful (7)	1,284	1,960	-	967	138	4,349
Loss (8)	-	-	-	-	-	-
Total Loans	$85,100	$217,610	$44,266	$114,703	$50,184	$511,863

December 31, 2014	Commercial	Commercial RE	Agricultural	Residential	Consumer
Loan Grade	& Industrial	& Construction	& Farmland	Real Estate	& Other	Total
($ in thousands)
1-2	$1,148	$66	$61	$-	$-	$1,275
3	23,580	67,779	9,505	105,149	47,795	253,808
4	61,691	136,427	36,651	5,611	3,465	243,845
Total Pass (1 - 4)	86,419	204,272	46,217	110,760	51,260	498,928

Special Mention (5)	83	6,224	-	1,160	84	7,551
Substandard (6)	752	4,422	-	312	55	5,541
Doubtful (7)	1,231	2,112	-	982	147	4,472
Loss (8)	-	-	-	-	-	-
Total Loans	$88,485	$217,030	$46,217	$113,214	$51,546	$516,492

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

The following tables present the Company’s loan portfolio aging analysis as of March 31, 2015 and December 31, 2014.

	30-59 Days	60-89 Days	Greater Than	Total Past		Total Loans
March 31, 2015	Past Due	Past Due	90 Days	Due	Current	Receivable
($ in thousands)

Commercial & Industrial	$-	$2	$972	$974	$84,126	$85,100
Commercial RE & Construction	3,708	228	1,497	5,433	212,177	217,610
Agricultural & Farmland	-	-	-	-	44,266	44,266
Residential Real Estate	48	-	305	353	114,350	114,703
Consumer & Other	57	-	-	57	50,127	50,184
Total Loans	$3,813	$230	$2,774	$6,817	$505,046	$511,863

	30-59 Days	60-89 Days	Greater Than	Total Past		Total Loans
December 31, 2014	Past Due	Past Due	90 Days	Due	Current	Receivable
($ in thousands)

Commercial & Industrial	$-	$-	$987	$987	$87,498	$88,485
Commercial RE & Construction	3,660	-	1,747	5,407	211,623	217,030
Agricultural & Farmland	-	-	-	-	46,217	46,217
Residential Real Estate	164	19	377	560	112,654	113,214
Consumer & Other	39	81	-	120	51,426	51,546
Total Loans	$3,863	$100	$3,111	$7,074	$509,418	$516,492

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

The following tables present impaired loan information as of and for the three months ended March 31, 2015 and 2014, and for the twelve months ended December 31, 2014:

Three Months Ended March 31, 2015	Recorded	Unpaid Principal	Related	Average Recorded	Interest Income
($'s in thousands)	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Commercial & Industrial	$316	$316	$-	$316	$-
Commercial RE & Construction	915	915	-	952	11
Agricultural & Farmland	-	-	-	-	-
Residential Real Estate	554	598	-	710	12
Consumer & Other	106	106	-	134	3
All Impaired Loans < $100,000	605	605	-	605	-
With a specific allowance recorded:
Commercial & Industrial	952	1,552	510	1,552	-
Commercial RE & Construction	1,076	1,326	1,002	1,326	-
Agricultural & Farmland	-	-	-	-	-
Residential Real Estate	1,038	1,044	203	1,120	12
Consumer & Other	363	363	70	375	6
Totals:
Commercial & Industrial	$1,268	$1,868	$510	$1,868	$-
Commercial RE & Construction	$1,991	$2,241	$1,002	$2,278	$11
Agricultural & Farmland	$-	$-	$-	$-	$-
Residential Real Estate	$1,592	$1,642	$203	$1,830	$24
Consumer & Other	$469	$469	$70	$509	$9
All Impaired Loans < $100,000	$605	$605	$-	$605	$-

Twelve Months Ended		Unpaid
December 31, 2014	Recorded	Principal	Related
($'s in thousands)	Investment	Balance	Allowance
With no related allowance recorded:
Commercial & Industrial	$316	$316	$-
Commercial RE & Construction	530	530	-
Agricultural & Farmland	-	-	-
Residential Real Estate	567	611	-
Consumer & Other	110	110	-
All Impaired Loans < $100,000	565	565	-
With a specific allowance recorded:
Commercial & Industrial	952	1,552	510
Commercial RE & Construction	1,505	1,505	1,018
Agricultural & Farmland	-	-	-
Residential Real Estate	1,080	1,080	242
Consumer & Other	371	371	41
Totals:
Commercial & Industrial	$1,268	$1,868	$510
Commercial RE & Construction	$2,035	$2,035	$1,018
Agricultural & Farmland	$-	$-	$-
Residential Real Estate	$1,647	$1,691	$242
Consumer & Other	$481	$481	$41
All Impaired Loans < $100,000	$565	$565	$-

Three Months Ended	Average	Interest
March 31, 2014	Recorded	Income
($'s in thousands)	Investment	Recognized
With no related allowance recorded:
Commercial & Industrial	$316	$-
Commercial RE & Construction	500	-
Agricultural & Farmland	-	-
Residential Real Estate	749	13
Consumer & Other	114	3
All Impaired Loans < $100,000	1,148	-
With a specific allowance recorded:
Commercial & Industrial	1,681	-
Commercial RE & Construction	187	3
Agricultural & Farmland	-	-
Residential Real Estate	1,458	13
Consumer & Other	498	7
Totals:
Commercial & Industrial	$1,997	$-
Commercial RE & Construction	$687	$3
Agricultural & Farmland	$-	$-
Residential Real Estate	$2,207	$26
Consumer & Other	$612	$10
All Impaired Loans < $100,000	$1,148	$-

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

TDR Concession Types

The Company’s standards relating to loan modifications consider, among other factors, minimum verified income requirements, cash flow analysis, and collateral valuations. Each potential loan modification is reviewed individually and the terms of the loan are modified to meet a borrower’s specific circumstances at a point in time. All loan modifications, including those classified as TDRs, are reviewed and approved. The types of concessions provided to borrowers include:

●	Interest rate reduction: A reduction of the stated interest rate to a nonmarket rate for the remaining original life of the loan. The Company also may grant interest rate concessions for a limited timeframe on a case by case basis.

●	Amortization or maturity date change: A change in the amortization or maturity date beyond what the collateral supports, including a concession that does any of the following:

(1)	Lengthens the amortization period of the amortized principal beyond market terms. This concession reduces the minimum monthly payment and increases the amount of the balloon payment at the end of the term of the loan. Principal is generally not forgiven.

(2)	Reduces the amount of loan principal to be amortized. This concession also reduces the minimum monthly payment and increases the amount of the balloon payment at the end of the term of the loan. Principal is generally not forgiven.

(3)	Extends the maturity date or dates of the debt beyond what the collateral supports. This concession generally applies to loans without a balloon payment at the end of the term of the loan. In addition, there may be instances where renewing loans potentially require non-market terms and would then be reclassified as TDRs.

●	Other: A concession that is not categorized as one of the concessions described above. These concessions include, but are not limited to: principal forgiveness, collateral concessions, covenant concessions, and reduction of accrued interest. Principal forgiveness may result from any TDR modification of any concession type.

The following presents the activity of TDRs during the three months ended March 31, 2015 and 2014.

	March 31, 2015
($ in thousands)	Number of Loans	Pre-Modification Recorded Balance	Post Modification Recorded Balance

Residential Real Estate	1	$24	$24
Consumer & Other		-	-

Total Modifications	1	$24	$24

	Interest			Total
($ in thousands)	Only	Term	Combination	Modification

Residential Real Estate	$-	$24	$-	$24
Consumer & Other	-		-	-

Total Modifications	$-	$24	$-	$24

There was no increase in the allowance for loan and lease losses ("ALLL") due to TDRs in the twelve month period ended March 31, 2015.

There was no TDR activity during the three months ended March 31, 2014.

There were no TDR’s modified during the past twelve months that have subsequently defaulted as of March 31, 2015.

TDR’s modified in the past twelve months that have subsequently defaulted as of March 31, 2014.

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

Non-designated Hedges

The Company does not use derivatives for trading or speculative purposes. Derivatives not designated as hedges are not speculative and result from a service the Company provides to certain customers. The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. Those interest rate swaps are simultaneously offset by interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. As of March 31, 2015 and December 31, 2014, the notional amount of customer-facing swaps was approximately $15.8 million and $12.6 million, respectively. The same amounts were offset with third party counterparties, as described above.

The Company has minimum collateral posting thresholds with its derivative counterparties. As of March 31, 2015 and December 31, 2014, the Company had posted cash as collateral in the amount of $0.5 million and $0.4 million, respectively.

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of the Company’s derivative financial instruments, as well as their classification on the Balance Sheet, as of March 31, 2015 and December 31, 2014.

	Asset Derivatives		Liability Derivatives
	March 31, 2015		March 31, 2015
	Balance Sheet	Fair	Balance Sheet	Fair
($ in thousands)	Location	Value	Location	Value
Derivatives not designated as hedging instruments:
Interest rate contracts	Other Assets	$502	Other Liabilities	$502

	December 31, 2014		December 31, 2014
	Balance Sheet	Fair	Balance Sheet	Fair
	Location	Value	Location	Value
Derivatives not designated as hedging instruments:
Interest rate contracts	Other Assets	$273	Other Liabilities	$273

Effect of Derivative Instruments on the Income Statement

The Company’s derivative financial instruments had no net effect on the Income Statements for the three months ended March 31, 2015 and 2014.

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

The following table presents the fair value measurements of assets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2015 and December 31, 2014.

Fair Value Measurements Using:

($ in thousands) Available-for-Sale Securities:	Fair Values at 3/31/2015	(Level 1)	(Level 2)	(Level 3)

U.S. Treasury and Government Agencies	$15,071	$-	$15,071	$-
Mortgage-backed securities	59,827	-	59,827	-
State and political subdivisions	19,135	-	19,135	-
Equity securities	23		23
Interest rate contracts - assets	502		502
Interest rate contracts - liabilities	(502)		(502)

Fair Value Measurements Using:

($ in thousands) Available-for-Sale Securities:	Fair Values at 12/31/2014	(Level 1)	(Level 2)	(Level 3)

U.S. Treasury and Government Agencies	$15,307	$-	$15,307	$-
Mortgage-backed securities	50,740	-	50,740	-
State and political subdivisions	19,170	-	19,170	-
Equity securities	23		23
Interest rate contracts - assets	273		273
Interest rate contracts - liabilities	(273)		(273)

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

Collateral-dependent Impaired Loans, NET of ALLL

Loans for which it is probable the Company will not collect all principal and interest due according to contractual terms are measured for impairment. The estimated fair value of collateral-dependent impaired loans is based on the appraised value of the collateral, less estimated cost to sell. Collateral-dependent impaired loans are classified within Level 3 of the fair value hierarchy. This method requires obtaining an independent appraisal of the collateral, which is reviewed for accuracy and consistency by Credit Administration. These appraisers are selected from the list of approved appraisers maintained by management. The appraised values are reduced by applying a discount factor to the value based on the Company’s loan review policy. All impaired loans held by the Company were collateral dependent at March 31, 2015 and December 31, 2014.

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

Foreclosed Assets Held For Sale

The following table presents the fair value measurements of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fell at March 31, 2015 and December 31, 2014:

Fair Value Measurements Using:

($ in thousands) Description	Fair Values at 3/31/2015	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$1,551	$-	$-	$1,551
Mortgage Servicing Rights	2,841	-	-	2,841

Fair Value Measurements Using:

($ in thousands) Description	Fair Values at 12/31/2014	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$2,538	$-	$-	$2,538
Mortgage Servicing Rights	3,037	-	-	3,037

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements.

	Fair Value at	Valuation		Range (Weighted
($'s in thousands)	3/31/2015	Technique	Unobservable Inputs	Average)

Collateral-dependent impaired loans	$1,551	Market comparable	Comparability adjustments (%)	Not available
		properties
Mortgage servicing rights	2,841	Discounted cash flow	Discount Rate	9.50%
			Constant prepayment rate	10.70%
			P&I earnings credit	0.17%
			T&I earnings credit	1.63%
			Inflation for cost of servicing	1.50%

	Fair Value at	Valuation		Range (Weighted
($'s in thousands)	12/31/2014	Technique	Unobservable Inputs	Average)

Collateral-dependent impaired loans	$2,538	Market comparable	Comparability adjustments (%)	Not available
		properties
Mortgage servicing rights	3,037	Discounted cash flow	Discount Rate	9.50%
			Constant prepayment rate	10.30%
			P&I earnings credit	0.17%
			T&I earnings credit	1.75%
			Inflation for cost of servicing	1.50%

There were no changes in the inputs or methodologies used to determine fair value at March 31, 2015 as compared to December 31, 2014.

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

Loans

The estimated fair value for loans receivable is based on estimates of the rate State Bank would charge for similar loans at March 31, 2015 and December 31, 2014, applied for the time period until the loans are assumed to re-price or be paid.

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

Deposits, FHLB advances & Repurchase agreements

Deposits include demand deposits, savings accounts, NOW accounts and certain money market deposits. The carrying amount approximates the fair value. The estimated fair value for fixed-maturity time deposits, as well as borrowings, is based on estimates of the rate State Bank could pay on similar instruments with similar terms and maturities at March 31, 2015 and December 31, 2014.

Loan Commitments

The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. The estimated fair values for other financial instruments and off-balance-sheet loan commitments approximate cost at March 31, 2015 and December 31, 2014 and are not considered significant to this presentation.

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

	March 31, 2015
	Carrying	Fair Value Measurements Using
	Amount	(Level 1)	(Level 2)	(Level 3)

Financial assets
Cash and cash equivalents	$49,765	$49,765	$-	$-
Loans held for sale	8,667	-	8,869	-
Loans, net of allowance for loan losses	504,954	-	-	506,021
Federal Reserve and FHLB Bank stock	3,748	-	3,748	-
Mortgage Servicing Rights	5,860	-	-	6,451
Accrued interest receivable	1,554	-	1,554	-

Financial liabilities
Deposits	$578,283	$96,638	$483,981	$-
FHLB Advances	30,000	-	30,099	-
Short-term borrowings	14,648	-	14,648	-
Trust preferred securities	10,310	-	7,514	-
Accrued interest payable	334	-	334	-

	December 31, 2014
	Carrying	Fair Value Measurements Using
	Amount	(Level 1)	(Level 2)	(Level 3)

Financial assets
Cash and due from banks	$28,197	$28,197	$-	$-
Loans held for sale	5,168	-	5,315	-
Loans, net of allowance for loan losses	509,565	-	-	510,314
Federal Reserve and FHLB Bank stock, at cost	3,748	-	3,748	-
Mortgage Servicing Rights	5,704	-	-	6,358
Accrued interest receivable	1,346	-	1,346	-

Financial liabilities
Deposits	$550,906	$97,853	$455,383	$-
FHLB advances	30,000	-	29,907	-
Short-term borrowings	12,740	-	12,740	-
Trust preferred securities	10,310	-	7,206	-
Accrued interest payable	264	-	264	-

NOTE 7 – PREFERRED CAPITAL OFFERING

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

Each Series A Preferred Share, at the option of the holder, is convertible at any time into the number of common shares equal to $1,000.00 divided by the conversion price then in effect, which at March 31, 2015, was $10.34. On or after the fifth anniversary of the issue date of the Series A Preferred Shares (December 23, 2019), the Company may require all holders of Series A Preferred Shares (and, therefore, depository shares) to convert their shares into common shares of the Company, provided the Company’s common share price exceeds 120 percent of the conversion price noted above. The conversion price will be impacted by the quarterly dividend paid on the common shares. At March 31, 2015, the aggregate number of common shares issuable upon the conversion of outstanding Series A Preferred Shares was 1,450,677.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Information

This Quarterly Report on Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains certain forward-looking statements that are provided to assist in the understanding of anticipated future financial performance. Forward-looking statements provide current expectations or forecasts of future events and are not guarantees of future performance. Examples of forward-looking statements include: (a) projections of income or expense, earnings per share, the payment or non-payment of dividends, capital structure and other financial items; (b) statements of plans and objectives of the Company or our management or Board of Directors, including those relating to products or services; (c) statements of future economic performance; (d) statements regarding future customer attraction or retention; and (e) statements of assumptions underlying such statements. Words such as “anticipates”, “believes”, “plans”, “intends”, “expects”, “projects”, “estimates”, “should”, “may”, “would be”, “will allow”, “will likely result”, “will continue”, “will remain”, or other similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying those statements. Forward-looking statements are based on management’s expectations and are subject to a number of risks and uncertainties. Although management believes that the expectations reflected in such forward-looking statements are reasonable, actual results may differ materially from those expressed or implied in such statements. Risks and uncertainties that could cause actual results to differ materially include, without limitation, risks and uncertainties inherent in the national and regional banking industry, changes in economic conditions in the market areas in which the Company and its subsidiaries operate, changes in policies by regulatory agencies, changes in accounting standards and policies, changes in tax laws, fluctuations in interest rates, demand for loans in the market areas in which the Company and its subsidiaries operate, increases in FDIC insurance premiums, changes in the competitive environment, losses of significant customers, geopolitical events and the loss of key personnel. Additional detailed information concerning a number of important factors which could cause actual results to differ materially from the forward-looking statements contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations is available in the Company’s filings with the Securities and Exchange Commission, including the risks identified under the heading “Item 1A. Risk Factors” of Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014. Undue reliance should not be placed on the forward-looking statements, which speak only as of the date hereof. Except as may be required by law, the Company undertakes no obligation to update any forward-looking statement to reflect unanticipated events or circumstances after the date on which the statement is made.

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

Recent Regulatory Developments

Consumer Financial Protection Bureau

The Dodd-Frank Act was enacted into law on July 21, 2010. The Dodd-Frank Act is significantly changing the regulation of financial institutions and the financial services industry. Among the provisions already implemented pursuant to the Dodd-Frank Act, the following provisions have or may have an effect on the business of the Company and its subsidiaries:

●	the CFPB has been formed with broad powers to adopt and enforce consumer protection regulations;

●	the federal law prohibiting the payment of interest on commercial demand deposit accounts was eliminated effective July 21, 2011;

●	the standard maximum amount of deposit insurance per customer was permanently increased to $250,000;

●	the assessment base for determining deposit insurance premiums has been expanded from domestic deposits to average assets minus average tangible equity;

●	public companies in all industries are required to provide shareholders the opportunity to cast a non-binding advisory vote on executive compensation;

●	new capital regulations for bank holding companies have been adopted, which impose stricter requirements, and any new trust preferred securities issued after May 19, 2010 will no longer constitute Tier I capital; and

●	new corporate governance requirements applicable generally to all public companies in all industries require new compensation practices and disclosure requirements, including requiring companies to “claw back” incentive compensation under certain circumstances, to consider the independence of compensation advisors and to make additional disclosures in proxy statements with respect to compensation matters.

Many provisions of the Dodd-Frank Act have not yet been fully implemented and will require interpretation and rule making by federal regulators. As a result, the ultimate effect of the Dodd-Frank Act on the Company cannot yet be determined. However, it is likely that the implementation of these provisions will increase compliance costs and fees paid to regulators, along with possibly restricting the operations of the Company and its subsidiaries.

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

When these new requirements become effective, certain of the minimum capital requirements for State Bank will change. The minimum leverage ratio of 4% of adjusted total assets and total capital ratio of 8% of risk-weighted assets remains the same; however, the Tier 1 capital ratio will increase from 4.0% to 6.5% of risk-weighted assets. In addition, the Company will have to meet the new minimum CET1 capital ratio of 4.5% of risk-weighted assets. CET1 consists generally of common stock, retained earnings and accumulated other comprehensive income (AOCI), subject to certain adjustments.

Mortgage servicing rights, certain deferred tax assets and investments in unconsolidated subsidiaries over designated percentages of common stock will be deducted from capital, subject to a two-year transition period. In addition, Tier 1 capital will include AOCI, which includes all unrealized gains and losses on available for sale debt and equity securities, subject to a two-year transition period. Because of its asset size, State Bank has the one-time option of deciding in the first quarter of 2015 whether to permanently opt-out of the inclusion of AOCI in its capital calculations. State Bank has decided to opt-out of this AOCI inclusion to reduce the impact of market volatility on its regulatory capital levels.

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

State Bank conducted a proforma analysis of the application of these new capital requirements as of March 31, 2015. Based on that analysis, State Bank determined that as of March 31, 2015 it has met all of the new requirements, including the full 2.5% capital conservation buffer, and would have remained well-capitalized if these new requirements had been in effect on that date.

Critical Accounting Policies

Note 1 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 describes the significant accounting policies used in the development and presentation of the Company’s financial statements. The accounting and reporting policies of the Company are in accordance with accounting principles generally accepted in the United States and conform to general practices within the banking industry. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. The Company’s financial position and results of operations can be affected by these estimates and assumptions and are integral to the understanding of reported results. Critical accounting policies are those policies that management believes are the most important to the portrayal of the Company’s financial condition and results, and they require management to make estimates that are difficult, subjective, and/or complex.

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

Three Months Ended March 31, 2015 compared to Three Months Ended March 31, 2014

Net Income: Net income for the first quarter of 2015 was $1.5 million with net income available to common of $1.3 million, or $0.23 per diluted share, compared to net income of $1.0 million, or $0.20 per diluted share, for the first quarter of 2014. For the quarter, the Banking Group (consisting primarily of State Bank), had net income of $1.7 million, which is up 23.1 percent compared to the net income of $1.4 million from the year-ago third quarter. RDSI reported a net loss of $7 thousand for the quarter compared to a net loss of $68 thousand from the year-ago first quarter.

Provision for Loan Losses: The first quarter provision for loan losses was $0.35 million compared to $0.0 million for the year-ago quarter. Net charge-offs for the quarter were $0.29 million compared to $0.24 million for the year-ago quarter. Total delinquent loans ended the quarter at $6.8 million, which is up $3.8 million from the prior year due to two commercial real estate credits in the process of restructure.

Asset Quality Review – For the Period Ended ($’s in Thousands)	Mar. 31, 2015	Mar. 31, 2014
Net charge-offs	$292	$238
Nonaccruing loans	4,450	4,406
Accruing Trouble Debt Restructures	1,524	1,793
Nonaccruing and restructured loans	5,974	6,199
OREO / OAO	207	615
Nonperforming assets	6,181	6,814
Nonperforming assets/Total assets	0.86%	1.05%
Allowance for loan losses/Total loans	1.33%	1.40%
Allowance for loan losses/Nonperforming loans	114.3%	108.5%

Consolidated Revenue: Total revenue, consisting of net interest income and noninterest income, was $9.1 million for the first quarter of 2015, an increase of $1.7 million, or 23.7 percent, from the $7.4 million generated during the 2014 first quarter.

Net interest income was $5.53 million, which is up $0.71 million from the prior year first quarter’s $4.83 million. The Company’s earning assets increased $36.4 million, coupled with a 4 basis point increase in the yield on earning assets. The net interest margin for the first quarter of 2015 was 3.71 percent compared to 3.46 percent for the first quarter of 2014. Funding cost for interest bearing liabilities for the first quarter of 2015 were 0.49 percent compared to 0.74 percent for the prior year first quarter.

State Bank originated $75.0 million of mortgage loans for the first quarter of 2015 compared to $33.6 million for the first quarter of 2014. These first quarter 2015 originations and subsequent sales resulted in $1.4 million of gains, which compares to gains of $0.6 million for the first quarter of 2014. Net mortgage banking revenue was $1.5 million for the first quarter of 2015 compared to $0.8 million for the first quarter of 2014.

Noninterest income was $3.6 million for the 2015 first quarter, which is up $1.0 million from the prior year first quarter’s $2.6 million. In addition to the mortgage revenue detailed above, gains from sale of non mortgage loans was up $0.2 million and commercial swap fee, increased by $0.1 million.

Consolidated Noninterest Expense: Noninterest expense for the first quarter of 2015 was $6.6 million, which is up $0.6 million compared to $6.1 million in the prior-year first quarter. The increase in noninterest expenses compared to the prior year was the result of higher costs from commission expense related to mortgage and SBA originations. In addition, higher costs related to our new branch facility in Findlay were realized during the quarter.

Income Taxes: Income taxes for the first quarter of 2015 were $0.6 million compared to $0.3 million for the first quarter of 2014. This increase was driven by the increase in pretax income for the Company.

Changes in Financial Condition

Total assets at March 31, 2015 were $717.6 million, an increase of $33.3 million or 4.9 percent since 2014 year end. Total loans, net of unearned income, were $511.8 million as of March 31, 2015, down $4.6 million from year end, a decrease of 0.1 percent.

Total deposits at March 31, 2015 were $578.3 million, an increase of $27.4 million as compared to December 31, 2014 balances. Borrowed funds (consisting of FHLB advances, and REPOs) totaled $44.6 million at March 31, 2015. This is up from year end when borrowed funds totaled $42.7 million due to an increase in repurchase agreements of $14.6 million. Total equity for the Company of $77.1 million now stands at 10.7 percent of total assets, which is down from the December 31, 2014 level of 11.1 percent.

The allowance for loan loss of $6.8 million is up from the prior year by 1.5 percent. This increase combined with the loan growth of 6.2 percent has increased the allowance to loans to 1.33 percent. The 1.33 percent level is considered appropriate by management given the risk profile of the portfolio.

Capital Resources

As of March 31, 2015, based on the computations for the call report the Bank is classified as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain capital ratios as set forth in the table below. There are no conditions or events since March 31, 2015 that management believes have changed the Bank’s capital classification.

The Bank’s actual capital levels and ratios as of March 31, 2015 and December 31, 2014 are presented in the following table. Capital levels are presented for the Bank only as the Company is now exempt from quarterly reporting on capital levels at the holding company level ($’s in thousands):

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Procedures
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2015
Tier I Capital to average assets	$58,984	8.53%	$27,649	4.0%	$34,562	5.0%
Tier I Common equity capital to risk-weighted assets	58,984	10.88%	24,397	4.5%	35,240	6.5%
Tier I Capital to risk-weighted assets	58,984	10.88%	32,529	6.0%	43,373	8.0%
Total Risk-based capital to risk-weighted assets	65,761	12.13%	43,373	8.0%	54,216	10.0%

As of December 31, 2014
Tier I Capital to average assets	57,021	8.55%	26,666	4.0%	33,333	5.0%
Tier I Capital to risk-weighted assets	57,021	10.73%	21,253	4.0%	31,879	6.0%
Total Risk-based capital to risk-weighted assets	63,664	11.98%	42,506	8.0%	53,132	10.0%

Effective January 1, 2015 new regulatory capital requirements, commonly referred to as “Basel III” were implemented and are reflected in the March 31, 2015 capital table above. Management opted out of the accumulated other comprehensive income treatment under the new requirements and, as such unrealized gains and losses from available-for-sale securities will continue to be excluded from Bank regulatory capital.

LIQUIDITY

Liquidity relates primarily to the Company’s ability to fund loan demand, meet deposit customers’ withdrawal requirements and provide for operating expenses. Assets used to satisfy these needs consist of cash and due from banks, federal funds sold, interest-earning deposits in other financial institutions, securities available-for-sale and loans held for sale. These assets are commonly referred to as liquid assets. Liquid assets were $152.5 million at March 31, 2015, compared to $118.6 million at December 31, 2014.

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

The Company’s commercial real estate, first mortgage residential, agricultural and multi-family mortgage portfolio of $332.3 million at March 31, 2015 and $330.2 million at December 31, 2014, which can and has been used to collateralize borrowings, is an additional source of liquidity. Management believes the Company’s current liquidity level, without these borrowings, is sufficient to meet its liquidity needs. At March 31, 2015, all eligible commercial real estate, first mortgage residential and multi-family mortgage loans were pledged under an FHLB blanket lien.

The cash flow statements for the periods presented provide an indication of the Company’s sources and uses of cash, as well as an indication of the ability of the Company to maintain an adequate level of liquidity. A discussion of the cash flow statements for the three months ended March 31, 2015 and 2014 follows.

The Company experienced negative cash flows from operating activities for the three months ended March 31, 2015 and March 31, 2014. Net cash used in operating activities was $1.0 million for the three months ended March 31, 2015 and $3.0 million for the three months ended March 31, 2014. Highlights for the current year include $65.0 million in proceeds from the sale of loans, which is up $40.4 million from the prior year. Originations of loans held for sale was a use of cash of $66.5 million, which is also up from the prior year, by $39.5 million. For the three months ended March 31, 2015, there was a gain on sale of loans of $1.7 million, and depreciation and amortization of $0.2 million.

The Company experienced negative cash flows from investing activities for the three months ended March 31, 2015 and March 31, 2014. Net cash flows used in investing activities was $6.3 million for the three months ended March 31, 2015 and $9.2 million for the three months ended March 31, 2014. Highlights for the three months ended March 31, 2015 include $12.7 million in purchases of available-for-sale securities. These cash payments were offset by $4.2 million in proceeds from maturities and sales of securities, which is down $2.3 million from the prior three-month period. The Company experienced a $4.2 million decrease in loans, which is down $9.2 million from the prior year three-month period.

The Company experienced positive cash flows from financing activities for the three months ended March 31, 2015 and March 31, 2014. Net cash flow provided by financing activities was $28.8 million for the three months ended March 31, 2015 and $13.9 million for the three months ended March 31, 2014. Highlights for the current period include a $23.9 million increase in transaction deposits for the three months ended March 31, 2015, which is up from the $18.1 million increase in transaction deposits for the three months ended March 31, 2014. Certificates of deposit increased by $3.4 million in the current year compared to a decline of $3.7 million for the prior year.

ALCO uses an economic value of equity (“EVE”) analysis to measure risk in the balance sheet incorporating all cash flows over the estimated remaining life of all balance sheet positions. The EVE analysis calculates the net present value of the Company’s assets and liabilities in rate shock environments that range from -400 basis points to +400 basis points. The likelihood of a decrease in rates as of March 31, 2015 and December 31, 2014 was considered unlikely given the current interest rate environment and therefore, only the minus 100 basis point rate change was included in this analysis. The results of this analysis are reflected in the following tables for March 31, 2015 and December 31, 2014.

March 31, 2015 Economic Value of Equity ($’s in thousands)
Change in Rates	$ Amount	$ Change	% Change
+400 basis points	$131,701	$21,502	19.51%
+300 basis points	127,912	17,713	16.07
+200 basis points	123,973	13,174	11.95
+100 basis points	117,555	7,356	6.68
Base Case	110,199	-	-
-100 basis points	101,747	(8,452)	(7.67)

December 31, 2014 Economic Value of Equity ($’s in thousands)
Change in Rates	$ Amount	$ Change	% Change
+400 basis points	$128,975	$18,443	16.69%
+300 basis points	126,167	15,635	14.14
+200 basis points	122,675	12,142	10.99
+100 basis points	117,985	7,453	6.74
Base Case	110,532	-	-
-100 basis points	105,296	(5,236)	(4.74)

Off-Balance-Sheet Borrowing Arrangements:

Significant additional off-balance-sheet liquidity is available in the form of FHLB advances and unused federal funds lines from correspondent banks. Management expects the risk of changes in off-balance-sheet arrangements to be immaterial to earnings.

The Company’s commercial real estate, first mortgage residential, agricultural and multi-family mortgage portfolios in the aggregate amount of $332.3 million have been pledged to meet FHLB collateralization requirements as of March 31, 2015. Based on the current collateralization requirements of the FHLB, the Company had approximately $30.8 million of additional borrowing capacity at March 31, 2015. The Company also had $17.1 million in unpledged securities that may be used to pledge for additional borrowings.

At March 31, 2015, the Company had unused federal funds lines totaling $14.0 million, with a zero balance outstanding.

The Company’s contractual obligations as of March 31, 2015 were comprised of long-term debt obligations, other debt obligations, operating lease obligations and other long-term liabilities. Long-term debt obligations are comprised of FHLB Advances of $30.0 million, and Trust Preferred Securities of $10.3 million. The operating lease obligations consist of a lease on the DCM-Lansing facility of $105 thousand per year. Total time deposits at March 31, 2015 were $166.7 million, of which $97.6 million matures beyond one year.

Also, as of March 31, 2015, the Company had commitments to sell mortgage loans totaling $30.0 million. The Company believes that it has adequate resources to fund commitments as they arise and that it can adjust the rate on savings certificates to retain deposits in changing interest rate environments. If the Company requires funds beyond its internal funding capabilities, advances from the FHLB of Cincinnati and other financial institutions are available.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Management believes there has been no material change in the Company’s market risk from the information contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2014.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended March 31, 2015, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

There are certain risks and uncertainties in our business that could cause our actual results to differ materially from those anticipated. A detailed discussion of our risk factors is included in “Item 1A. Risk Factors” of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. There have been no material changes to the risk factors as presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not Applicable

(b)	Not Applicable

(c)	Repurchases of Common Shares

The Company did not repurchase any of our common shares during the three months ended March 31, 2015.

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

SB FINANCIAL GROUP, INC.

Date: May 13, 2015	By:	/s/ Mark A. Klein
Mark A. Klein
Chairman, President & Chief Executive Officer

	By:	/s/ Anthony v. Cosentino
Anthony V. Cosentino
Executive Vice President &
Chief Financial Officer

