Form 10-Q
period 2015-06-30
SB FINANCIAL GROUP, INC.
filed 2015-08-11
CIK 767405

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Large Accelerate Filer ☐      Accelerated Filer ☐      Non-Accelerated Filer ☐      Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☒

Title of each class	Name of each exchange on which registered
Common Shares, No Par Value	The NASDAQ Stock Market, LLC
4,912,289 Outstanding at August 11, 2015	(NASDAQ Capital Market)

SB FINANCIAL GROUP, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SB Financial Group, Inc.

Condensed Consolidated Balance Sheets

June 30, 2015 and December 31, 2014

	June	December
($ in Thousands)	2015	2014
	(Unaudited)
ASSETS
Cash and due from banks	$21,709	$28,197

Securities available for sale, at fair value	98,786	85,240
Other securities - FRB and FHLB Stock	3,748	3,748
Total investment securities	102,534	88,988

Loans held for sale	10,067	5,168

Loans, net of unearned income	522,403	516,336
Allowance for loan losses	(7,006)	(6,771)
Net loans	515,397	509,565

Premises and equipment, net	16,432	13,604
Cash surrender value of life insurance	13,291	13,148
Goodwill	16,353	16,353
Core deposits and other intangibles	174	283
Foreclosed assets held for sale, net	180	285
Mortgage servicing rights	6,548	5,704
Accrued interest receivable	1,506	1,346
Other assets	3,017	1,587
Total assets	$707,208	$684,228

LIABILITIES AND EQUITY
Deposits
Non interest bearing demand	$96,322	$97,853
Interest bearing demand	127,362	121,043
Savings	78,729	64,107
Money market	100,315	104,602
Time deposits	160,198	163,301
Total deposits	562,926	550,906

Advances from Federal Home Loan Bank	34,000	30,000
Repurchase agreements	15,169	12,740
Trust preferred securities	10,310	10,310
Accrued interest payable	289	264
Other liabilities	6,391	4,325
Total liabilities	629,085	608,545
Commitments and Contingent Liabilities	-	-
Equity
Preferred stock	13,983	13,983
Common stock	12,569	12,569
Additional paid-in capital	15,424	15,461
Retained earnings	36,930	34,379
Accumulated other comprehensive income	750	918
Treasury stock	(1,533)	(1,627)
Total equity	78,123	75,683

Total liabilities and equity	$707,208	$684,228

See notes to condensed consolidated financial statements (unaudited)

Note: The balance sheet at December 31, 2014 has been derived from the audited consolidated financial statements at that date

SB Financial Group, Inc.

Condensed Consolidated Statements of Income (Unaudited)

($ in thousands, except share data)	Three Months Ended		Six Months Ended
	June	June	June	June
	2015	2014	2015	2014
Interest income
Loans
Taxable	$5,835	$5,654	$11,454	$10,895
Nontaxable	9	13	15	29
Securities
Taxable	395	310	767	619
Nontaxable	175	179	352	354
Total interest income	6,414	6,156	12,588	11,897

Interest expense
Deposits	500	503	995	1,001
Repurchase Agreements & Other	4	4	9	15
Federal Home Loan Bank advances	94	71	186	145
Trust preferred securities	53	330	104	663
Total interest expense	651	908	1,294	1,824

Net interest income	5,763	5,248	11,294	10,073

Provision for loan losses	500	150	850	150

Net interest income after provision for loan losses	5,263	5,098	10,444	9,923

Noninterest income
Wealth Management Fees	666	649	1,325	1,281
Customer service fees	702	665	1,334	1,275
Gain on sale of mtg. loans & OMSR's	1,771	1,211	3,205	1,783
Mortgage loan servicing fees, net	521	156	545	401
Gain on sale of non-mortgage loans	321	84	575	107
Data service fees	306	322	623	628
Net gain on sales of securities	-	56	-	56
Loss on sale/disposal of assets	(1)	(15)	(20)	(49)
Other income	157	167	452	372
Total non-interest income	4,443	3,295	8,039	5,854

Noninterest expense
Salaries and employee benefits	3,935	3,451	7,412	6,571
Net occupancy expense	480	485	983	1,058
Equipment expense	524	645	1,089	1,284
Data processing fees	247	249	510	460
Professional fees	426	465	866	803
Marketing expense	142	170	291	293
Telephone and communication	98	107	188	219
Postage and delivery expense	201	187	435	391
State, local and other taxes	128	95	257	187
Employee expense	138	140	291	255
Intangible amortization expense	55	131	109	262
Other expenses	444	502	1,031	922
Total non-interest expense	6,818	6,627	13,462	12,705

Income before income tax expense	2,888	1,766	5,021	3,072

Income tax expense	897	521	1,534	847

Net income	$1,991	$1,245	$3,487	$2,225

Preferred Stock Dividends	244	-	469	-

Net income available to common shareholders	1,747	1,245	3,018	2,225

Common share data:
Basic earnings per common share	$0.36	$0.26	$0.62	$0.46
Diluted earnings per common share	$0.31	$0.25	$0.54	$0.46

Average common shares outstanding (in thousands):
Basic:	4,884	4,875	4,873	4,873
Diluted:	6,382	4,893	6,381	4,894

See notes to condensed consolidated financial statements (unaudited)

SB Financial Group, Inc.

Condensed Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended Jun. 30,		Six Months Ended Jun. 30,
($'s in thousands)	2015	2014	2015	2014

Net income	$1,991	$1,245	$3,487	$2,225
Other comprehensive income (loss):
Available-for-sale investment securities:
Gross unrealized holding (loss) gain arising in the period	(779)	815	(255)	1,320
Related tax benefit (expense)	265	(277)	87	(449)
Gross unrealized holding loss arising in the period	-	(56)	-	(56)
Related tax benefit	-	19	-	19
Net effect on other comprehensive income (loss)	(514)	501	(168)	834
Total comprehensive income	$1,477	$1,746	$3,319	$3,059

SB Financial Group, Inc.

Condensed Consolidated Statements of Shareholders’ Equity (unaudited)

($'s in thousands)	Preferred	Common	Additional Paid-in	Retained	Accumulated Other Comprehensive	Treasury
	Stock	Stock	Capital	Earnings	Income (Loss)	Stock	Total

Balance, January 1, 2015	$13,983	$12,569	$15,461	$34,379	$918	$(1,627)	$75,683
Net income				3,487			3,487
Other comprehensive loss					(168)		(168)
Dividends on common stk., $0.095 per share				(467)			(467)
Dividends on preferred stk., $0.312 per share				(469)			(469)
Restricted stock vesting			(69)			69	-
Exercise of stock options			(9)			27	18
Stock buy back						(2)	(2)
Share based compensation expense			41				41
Balance, June 30, 2015	$13,983	$12,569	$15,424	$36,930	$750	$(1,533)	$78,123

Balance, January 1, 2014	$-	$12,569	$15,412	$29,899	$74	$(1,685)	$56,269
Net income				2,225			2,225
Other comprehensive income					834		834
Dividends on common stk., $0.075 per share				(367)			(367)
Restricted stock vesting						33	33
Exercise of stock options			(41)			25	(16)
Share based compensation expense			32				32
Balance, June 30, 2014	$-	$12,569	$15,403	$31,757	$908	$(1,627)	$59,010

See notes to condensed consolidated financial statements (unaudited)

SB Financial Group, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended Jun. 30,
($'s in thousands)	2015	2014
Operating Activities
Net Income	$3,487	$2,225
Items (using)/providing cash
Depreciation and amortization	547	571
Provision for loan losses	850	150
Expense of share-based compensation plan	41	32
Amortization of premiums and discounts on securities	499	481
Amortization of intangible assets	109	262
Amortization of originated mortgage servicing rights	501	117
Recapture of originated mortgage servicing rights impairment	(269)	-
Impairment of mortgage servicing rights	80	101
Proceeds from sale of loans held for sale	150,977	100,276
Originations of loans held for sale	(146,906)	(100,165)
Gain from sale of loans	(3,780)	(1,890)
Loss on sale of assets	20	52
Changes in
Interest receivable	(160)	(175)
Other assets	(7,804)	(4,134)
Interest payable and other liabilities	2,066	(156)

Net cash provided by (used in) operating activities	258	(2,253)

Investing Activities
Purchases of available-for-sale securities	(25,456)	(9,685)
Proceeds from maturities of available-for-sale securities	11,155	10,377
Proceeds from sales of available-for-sale-securities	-	4,298
Net change in loans	(6,709)	(29,522)
Purchase of premises and equipment and software	(3,411)	(1,255)
Proceeds from sales or disposal of premises and equipment	36	-
Proceeds from sale of foreclosed assets	110	238

Net cash used in investing activities	(24,275)	(25,549)

Financing Activities
Net increase in demand deposits, money market, interest checking and savings accounts	15,123	5,283
Net (decrease) increase in certificates of deposit	(3,103)	550
Net increase in securities sold under agreements to repurchase	2,429	2,550
Repayment of Federal Home Loan Bank advances	-	(2,000)
Proceeds from Federal Home Loan Bank advances	4,000	23,000
Proceeds from stock options exercised	18	16
Repurchase of Common Stock	(2)	-
Dividends on Common Stock	(467)	(367)
Dividends on Preferred Stock	(469)	-
Repayment of notes payable	-	(589)

Net cash provided by financing activities	17,529	28,443

(Decrease) Increase in Cash and Cash Equivalents	(6,488)	641

Cash and Cash Equivalents, Beginning of Year	28,197	13,137

Cash and Cash Equivalents, End of Period	$21,709	$13,778

Supplemental Cash Flows Information
Interest paid	$1,269	$1,808
Income taxes paid	$1,060	$780
Transfer of loans to foreclosed assets	$27	$153

See notes to condensed consolidated financial statements (unaudited)

SB FINANCIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements reflect all adjustments that are, in the opinion of management, necessary to fairly present the financial position, results of operations and cash flows of the Company. Those adjustments consist only of normal recurring adjustments. Results of operations for the six months ended June 30, 2015, are not necessarily indicative of results for the complete year.

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

NOTE 2 – EARNINGS PER SHARE

Earnings per share (EPS) have been computed based on the weighted average number of common shares outstanding during the periods presented. For the period ended June 30, 2015, share-based awards totaling 50,424 common shares were not considered in computing diluted EPS as they were anti-dilutive. For the period ended June 30, 2014, share-based awards totaling 66,570 common shares were not considered in computing diluted EPS as they were anti-dilutive. Included in the diluted EPS for June 30, 2015 are the impact of the full conversion of the Company’s depository shares issued in December of 2014. Based upon the current conversion ratio, the 1,500,000 outstanding depository shares are convertible into an aggregate of 1,450,677 common shares. The average number of common shares used in the computation of basic and diluted earnings per share were:

	Three Months Ended		Six Months End
(shares in thousands)	June 30,		June 30,
	2015	2014	2015	2014
Basic earnings per share	4,884	4,874	4,882	4,873
Diluted earnings per share	6,382	4,893	6,381	4,894

Note 3 – Securities

The amortized cost and appropriate fair values, together with gross unrealized gains and losses, of securities at June 30, 2015 and December 31, 2014 were as follows:

		Gross	Gross
($ in thousands)	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Available-for-Sale Securities:
June 30, 2015
U.S. Treasury and Government agencies	$11,568	$148	$-	$11,716
Mortgage-backed securities	68,442	546	(384)	68,604
State and political subdivisions	17,616	841	(14)	18,443
Equity securities	23	-	-	23

	$97,649	$1,535	$(398)	$98,786

		Gross	Gross
($ in thousands)	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Available-for-Sale Securities:
December 31, 2014:
U.S. Treasury and Government agencies	$15,187	$124	$(4)	$15,307
Mortgage-backed securities	50,563	462	(285)	50,740
State and political subdivisions	18,075	1,095	-	19,170
Equity securities	23	-	-	23

	$83,848	$1,681	$(289)	$85,240

The amortized cost and fair value of securities available for sale at June 30, 2015, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale
	Amortized	Fair
($ in thousands)	Cost	Value

Within one year	$1,130	$1,153
Due after one year through five years	2,283	2,385
Due after five years through ten years	5,302	5,529
Due after ten years	20,469	21,092
	29,184	30,159

Mortgage-backed securities & equity securities	68,465	68,627

Totals	$97,649	$98,786

The fair value of securities pledged as collateral, to secure public deposits and for other purposes, was $69.8 million at June 30, 2015 and $44.5 million at December 31, 2014. The fair value of securities delivered for repurchase agreements was $18.6 million at June 30, 2015 and $16.5 million at December 31, 2014.

There were no realized gains and losses from sales of available-for-sale securities for the six months ended June 30, 2015. For the six month period ending June 30, 2014, there were gross gains of $0.06 million resulting from sales of available-for-sale securities, which is a reclassification from accumulated other comprehensive income (OCI) and is included in the net gain on sales of securities. The related $0.02 million in tax expense is a reclassification from OCI and is included in the income tax expense line item in the income statement.

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments was $32.1 million at June 30, 2015, and $29.0 million at December 31, 2014, which was approximately 32.5 and 34.0 percent, respectively, of the Company’s available-for-sale investment portfolio at such dates. Based on evaluation of available evidence, including recent changes in market interest rates, credit rating information and information obtained from regulatory filings, management believes the declines in fair value for these securities are temporary. Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.

Securities with unrealized losses, aggregated by investment class and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2015 and December 31, 2014 are as follows:

($ in thousands)	Less than 12 Months		12 Months or Longer		Total
June 30, 2015	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities:
Mortgage-backed securities	$24,847	$(219)	$5,898	$(165)	$30,745	$(384)
State and political subdivisions	1,345	(14)	-	-	1,345	(14)

	$26,192	$(233)	$5,898	$(165)	$32,090	$(398)

($ in thousands)	Less than 12 Months		12 Months or Longer		Total
December 31, 2014	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities:
U.S. Treasury and Government agencies	$1,387	$(4)	$-	$-	$1,387	$(4)
Mortgage-backed securities	20,491	(73)	7,073	(212)	27,564	(285)

	$21,878	$(77)	$7,073	$(212)	$28,951	$(289)

The total potential unrealized loss as of June 30, 2015 in the securities portfolio was $0.39 million, which was up from the $0.29 million unrealized loss at December 31, 2014. Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concern warrants such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent of the Company to not sell the investment and whether it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost. Management has determined there is no other-than-temporary-impairment on these securities.

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

Categories of loans at June 30, 2015 and December 31, 2014 include:

($ in thousands)	Total Loans		Non-Accrual Loans
	Jun. 2015	Dec. 2014	Jun. 2015	Dec. 2014
Commercial & Industrial	$84,305	$88,485	$702	$1,387
Commercial RE & Construction	223,994	217,030	2,023	2,092
Agricultural & Farmland	45,724	46,217	-	-
Residential Real Estate	116,944	113,214	772	992
Consumer & Other	51,444	51,546	112	138
Total Loans	$522,411	$516,492	$3,609	$4,609

Unearned Income	$(8)	$(156)

Total Loans, net of unearned income	$522,403	$516,336

Allowance for loan losses	$(7,006)	$(6,771)

The following tables present the activity in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of June 30, 2015, December 31, 2014 and June 30, 2014.

	Commercial	Commercial RE	Agricultural	Residential	Consumer
($'s in thousands)	& Industrial	& Construction	& Farmland	Real Estate	& Other	Total

ALLOWANCE FOR LOAN AND LEASE LOSSES
For the Three Months Ended
June 30, 2015
Beginning balance	$1,574	$2,892	$212	$1,318	$834	$6,830
Charge Offs	(300)	-	-	(48)	(2)	$(350)
Recoveries	15	3	1	3	4	26
Provision	199	171	48	137	(55)	500
Ending Balance	$1,488	$3,066	$261	$1,410	$781	$7,006

ALLOWANCE FOR LOAN AND LEASE LOSSES
For the Six Months Ended
June 30, 2015
Beginning balance	$1,630	$2,857	$208	$1,308	$768	$6,771
Charge Offs	(309)	(250)	-	(61)	(32)	$(653)
Recoveries	21	3	2	5	6	37
Provision	146	456	51	158	39	850
Ending Balance	$1,488	$3,066	$261	$1,410	$781	$7,006

Loans Receivable at June 30, 2015
Allowance:
Ending balance:
individually evaluated for impairment	$404	$802	$-	$165	$39	$1,410
Ending balance:
collectively evaluated for impairment	$1,084	$2,264	$261	$1,245	$742	$5,596
Loans:
Ending balance:
individually evaluated for impairment	$568	$2,229	$-	$1,586	$463	$4,846
Ending balance:
collectively evaluated for impairment	$83,737	$221,765	$45,724	$115,358	$50,981	$517,565

	Commercial	Commercial RE	Agricultural	Residential	Consumer
($'s in thousands)	& Industrial	& Construction	& Farmland	Real Estate	& Other	Total
Loans Receivable at December 31, 2014
Allowance:
Ending balance:
individually evaluated for impairment	$510	$1,018	$-	$242	$41	$1,811
Ending balance:
collectively evaluated for impairment	$1,120	$1,839	$208	$1,066	$727	$4,960
Loans:
Ending balance:
individually evaluated for impairment	$1,268	$2,035	$-	$1,647	$481	$5,431
Ending balance:
collectively evaluated for impairment	$87,217	$214,995	$46,217	$111,567	$51,065	$511,061

For the Three Months Ended June 30, 2014	Commercial & Industrial	Commercial RE & Construction	Agricultural & Farmland	Residential Real Estate	Consumer & Other	Total
($'s in thousands)
ALLOWANCE FOR LOAN AND LEASE LOSSES

Beginning balance	$1,902	$2,751	$177	$1,161	$735	$6,726
Charge Offs	(300)	(1)	-	-	(29)	$(330)
Recoveries	2	8	1	9	2	22
Provision	56	(101)	16	96	83	150
Ending Balance	$1,660	$2,657	$194	$1,266	$791	$6,568

For the Six Months Ended June 30, 2014	Commercial & Industrial	Commercial RE & Construction	Agricultural & Farmland	Residential Real Estate	Consumer & Other	Total
($'s in thousands)
ALLOWANCE FOR LOAN AND LEASE LOSSES

Beginning balance	$2,175	$2,708	$159	$1,067	$855	$6,964
Charge Offs	(607)	(1)	-	(15)	(30)	$(653)
Recoveries	12	60	1	14	20	107
Provision	80	(110)	34	200	(54)	150
Ending Balance	$1,660	$2,657	$194	$1,266	$791	$6,568

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

The following tables present the credit risk profile of the Company’s loan portfolio based on rating category and payment activity as of June 30, 2015 and December 31, 2014.

June 30, 2015 Loan Grade	Commercial & Industrial	Commercial RE & Construction	Agricultural & Farmland	Residential Real Estate	Consumer & Other	Total
($ in thousands)
1-2	$846	$59	$56	$-	$5	$966
3	23,690	64,570	8,631	107,788	47,710	252,389
4	58,732	146,797	37,037	6,730	3,459	252,755
Total Pass (1 - 4)	83,268	211,426	45,724	114,518	51,174	506,110

Special Mention (5)	318	6,505	-	1,180	75	8,078
Substandard (6)	75	4,008	-	474	83	4,640
Doubtful (7)	644	2,055	-	772	112	3,583
Loss (8)	-	-	-	-	-	-
Total Loans	$84,305	$223,994	$45,724	$116,944	$51,444	$522,411

December 31, 2014 Loan Grade	Commercial & Industrial	Commercial RE & Construction	Agricultural & Farmland	Residential Real Estate	Consumer & Other	Total
($ in thousands)
1-2	$1,148	$66	$61	$-	$-	$1,275
3	23,580	67,779	9,505	105,149	47,795	253,808
4	61,691	136,427	36,651	5,611	3,465	243,845
Total Pass (1 - 4)	86,419	204,272	46,217	110,760	51,260	498,928
Special Mention (5)	83	6,224	-	1,160	84	7,551
Substandard (6)	752	4,422	-	312	55	5,541
Doubtful (7)	1,231	2,112	-	982	147	4,472
Loss (8)	-	-	-	-	-	-
Total Loans	$88,485	$217,030	$46,217	$113,214	$51,546	$516,492

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

The following tables present the Company’s loan portfolio aging analysis as of June 30, 2015 and December 31, 2014.

June 30, 2015	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable
($ in thousands)

Commercial & Industrial	$-	$-	$702	$702	$83,603	$84,305
Commercial RE & Construction	-	3,566	1,908	5,474	218,520	223,994
Agricultural & Farmland	-	-	-	-	45,724	45,724
Residential Real Estate	10	118	273	401	116,543	116,944
Consumer & Other	19	-	4	23	51,421	51,444
Total Loans	$29	$3,684	$2,887	$6,600	$515,811	$522,411

December 31, 2014	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable
($ in thousands)

Commercial & Industrial	$-	$-	$987	$987	$87,498	$88,485
Commercial RE & Construction	3,660	-	1,747	5,407	211,623	217,030
Agricultural & Farmland	-	-	-	-	46,217	46,217
Residential Real Estate	164	19	377	560	112,654	113,214
Consumer & Other	39	81	-	120	51,426	51,546
Total Loans	$3,863	$100	$3,111	$7,074	$509,418	$516,492

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

The following tables present impaired loan information as of and for the six months ended June 30, 2015 and 2014, and for the twelve months ended December 31, 2014:

Six Months Ended June 30, 2015	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
($'s in thousands)
With no related allowance recorded:
Commercial & Industrial	$316	$316	$-	$316	$-
Commercial RE & Construction	1,032	1,032	-	1,089	19
Agricultural & Farmland	-	-	-	-	-
Residential Real Estate	593	636	-	767	26
Consumer & Other	99	99	-	112	4
All Impaired Loans < $100,000	334	334	-	334	-
With a specific allowance recorded:
Commercial & Industrial	252	1,152	404	1,152	-
Commercial RE & Construction	1,197	1,447	802	1,448	1
Agricultural & Farmland	-	-	-	-	-
Residential Real Estate	993	993	165	1,050	22
Consumer & Other	364	364	39	391	12
Totals:
Commercial & Industrial	$568	$1,468	$404	$1,468	$-
Commercial RE & Construction	$2,229	$2,479	$802	$2,537	$20
Agricultural & Farmland	$-	$-	$-	$-	$-
Residential Real Estate	$1,586	$1,629	$165	$1,817	$48
Consumer & Other	$463	$463	$39	$503	$16
All Impaired Loans < $100,000	$334	$334	$-	$334	$-

Three Months Ended June 30, 2015	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:	$316
Commercial & Industrial	1,077	6
Commercial RE & Construction
Agricultural & Farmland	764	13
Residential Real Estate	110	3
Consumer & Other	334
All Impaired Loans < $100,000
With a specific allowance recorded:	1,152	-
Commercial & Industrial	1,447	-
Commercial RE & Construction
Agricultural & Farmland	1,046	12
Residential Real Estate	388	5
Consumer & Other
Totals:	$1,468	$-
Commercial & Industrial	$2,524	$6
Commercial RE & Construction	$-	$-
Agricultural & Farmland	$1,810	$25
Residential Real Estate	$498	$8
Consumer & Other	$334	$-
All Impaired Loans < $100,000

Twelve Months Ended December 31, 2014	Recorded Investment	Unpaid Principal Balance	Related Allowance
($'s in thousands)
With no related allowance recorded:
Commercial & Industrial	$316	$316	$-
Commercial RE & Construction	530	530	-
Agricultural & Farmland	-	-	-
Residential Real Estate	567	611	-
Consumer & Other	110	110	-
All Impaired Loans < $100,000	565	565	-
With a specific allowance recorded:
Commercial & Industrial	952	1,552	510
Commercial RE & Construction	1,505	1,505	1,018
Agricultural & Farmland	-	-	-
Residential Real Estate	1,080	1,080	242
Consumer & Other	371	371	41
Totals:
Commercial & Industrial	$1,268	$1,868	$510
Commercial RE & Construction	$2,035	$2,035	$1,018
Agricultural & Farmland	$-	$-	$-
Residential Real Estate	$1,647	$1,691	$242
Consumer & Other	$481	$481	$41
All Impaired Loans < $100,000	$565	$565	$-

	Six Months Ended June 30, 2014		Three Months Ended June 30, 2014
($'s in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial & Industrial	$316	$-	$316	$-
Commercial RE & Construction	596	-	596	-
Agricultural & Farmland	-	-	-	-
Residential Real Estate	1,061	28	1,058	13
Consumer & Other	112	5	110	2
All Impaired Loans < $100,000	1,161	-	1,161	-
With a specific allowance recorded:
Commercial & Industrial	1,645	-	1,608	-
Commercial RE & Construction	186	5	185	3
Agricultural & Farmland	-	-	-	-
Residential Real Estate	1,029	20	1,026	10
Consumer & Other	494	13	491	6
Totals:
Commercial & Industrial	$1,961	$-	$1,924	$-
Commercial RE & Construction	$782	$5	$781	$3
Agricultural & Farmland	$-	$-	$-	$-
Residential Real Estate	$2,090	$48	$2,084	$23
Consumer & Other	$606	$18	$601	$8
All Impaired Loans < $100,000	$1,161	$-	$1,161	$-

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

TDR Concession Types

The Company’s standards relating to loan modifications consider, among other factors, minimum verified income requirements, cash flow analysis, and collateral valuations. Each potential loan modification is reviewed individually and the terms of the loan are modified to meet a borrower’s specific circumstances at a point in time. All loan modifications, including those classified as TDRs, are reviewed and approved. The types of concessions provided to borrowers include:

•	Interest rate reduction: A reduction of the stated interest rate to a nonmarket rate for the remaining original life of the loan. The Company also may grant interest rate concessions for a limited timeframe on a case by case basis.

•	Amortization or maturity date change: A change in the amortization or maturity date beyond what the collateral supports, including a concession that does any of the following:

(1)	Lengthens the amortization period of the amortized principal beyond market terms. This concession reduces the minimum monthly payment and increases the amount of the balloon payment at the end of the term of the loan. Principal is generally not forgiven.

(2)	Reduces the amount of loan principal to be amortized. This concession also reduces the minimum monthly payment and increases the amount of the balloon payment at the end of the term of the loan. Principal is generally not forgiven.

(3)	Extends the maturity date or dates of the debt beyond what the collateral supports. This concession generally applies to loans without a balloon payment at the end of the term of the loan. In addition, there may be instances where renewing loans potentially require non-market terms and would then be reclassified as TDRs.

•	Other: A concession that is not categorized as one of the concessions described above. These concessions include, but are not limited to: principal forgiveness, collateral concessions, covenant concessions, and reduction of accrued interest. Principal forgiveness may result from any TDR modification of any concession type.

The following presents the activity of TDRs during the three and six months ended June 30, 2015 and 2014.

Three Months Ended June 30, 2015
($ in thousands)	Number of Loans	Pre- Modification Recorded Balance	Post Modification Recorded Balance

Residential Real Estate	-	$-	$-
Consumer & Other	-	-	-

Total Modification	-	$-	$-

($ in thousands)	Interest Only	Term	Combination	Total Modification

Residential Real Estate	$-	$-	$-	$-
Consumer & Other	-	-	-	-

Total Modifications	$-	$-	$-	$-

The loans described above increased the allowance for loan and lease losses ("ALLL") by $0.00 million in the three month period ended June 30, 2015.

	Six Months Ended June 30, 2015
($ in thousands)	Number of Loans	Pre- Modification Recorded Balance	Post Modification Recorded Balance

Residential Real Estate	1	$24	$24
Consumer & Other	-	-	-

Total Modifications	1	$24	$24

($ in thousands)	Interest Only	Term	Combination	Total Modification

Residential Real Estate	$-	$24	$-	$24
Consumer & Other	-	-	-	-

Total Modifications	$-	$24	$-	$24

The loans described above increased the allowance for loan and lease losses ("ALLL") by $0.00 million in the six month period ended June 30, 2015.

Three Months Ended June 30, 2014
($ in thousands)	Number of Loans	Pre- Modification Recorded Balance	Post Modification Recorded Balance

Residential Real Estate	-	$-	$-
Consumer & Other	-	-	-
Total Modification	-	$-	$-

($ in thousands)	Interest Only	Term	Combination	Total Modification

Residential Real Estate	$-	$-	$-	$-
Consumer & Other	-	-	-	-

Total Modifications	$-	$-	$-	$-

The loans described above increased the allowance for loan and lease losses ("ALLL") by $0.00 million in the three month period ended June 30, 2014.

Six Months Ended June 30, 2014
($ in thousands)	Number of Loans	Pre- Modification Recorded Balance	Post Modification Recorded Balance

Residential Real Estate	-	$-	$-
Consumer & Other	-	-	-

Total Modifications	-	$-	$-

($ in thousands)	Interest Only	Term	Combination	Total Modification

Residential Real Estate	$-	$-	$-	$-
Consumer & Other	-	-	-	-

Total Modifications	$-	$-	$-	$-

The loans described above increased the allowance for loan and lease losses ("ALLL") by $0.00 million in the six month period ended June 30, 2014.

There were no TDR’s modified during the past twelve months that have subsequently defaulted as of June 30, 2015.

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

Non-designated Hedges

The Company does not use derivatives for trading or speculative purposes. Derivatives not designated as hedges are not speculative and result from a service the Company provides to certain customers. The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. Those interest rate swaps are simultaneously offset by interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. As of June 30, 2015 and December 31, 2014, the notional amount of customer-facing swaps was approximately $15.6 million and $12.6 million, respectively. The same amounts were offset with third party counterparties, as described above.

The Company has minimum collateral posting thresholds with its derivative counterparties. As of June 30, 2015 and December 31, 2014, the Company had posted cash as collateral in the amount of $0.5 million and $0.4 million, respectively.

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of the Company’s derivative financial instruments, as well as their classification on the Balance Sheet, as of June 30, 2015 and December 31, 2014.

	Asset Derivatives		Liability Derivatives
($ in thousands)	June 30, 2015		June 30, 2015
	Balance Sheet	Fair	Balance Sheet	Fair
	Location	Value	Location	Value
Derivatives not designated as hedging instruments:
Interest rate contracts	Other Assets	$318	Other Liabilities	$318

	December 31, 2014		December 31, 2014
	Balance Sheet	Fair	Balance Sheet	Fair
	Location	Value	Location	Value
Derivatives not designated as hedging instruments:
Interest rate contracts	Other Assets	$273	Other Liabilities	$273

Effect of Derivative Instruments on the Income Statement

The Company’s derivative financial instruments had no net effect on the Income Statements for the six months ended June 30, 2015 and 2014.

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

The following table presents the fair value measurements of assets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2015 and December 31, 2014.

Fair Value Measurements Using:

($ in thousands)	Fair Values at
Available-for-Sale Securities:	6/30/2015	(Level 1)	(Level 2)	(Level 3)
U.S. Treasury and Government Agencies	$11,716	$-	$11,716	$-
Mortgage-backed securities	68,604	-	68,604	-
State and political subdivisions	18,443	-	18,443	-
Equity securities	23		23
Interest rate contracts - assets	318		318
Interest rate contracts - liabilities	(318)		(318)

Fair Value Measurements Using:

($ in thousands)	Fair Values at
Available-for-Sale Securities:	12/31/2014	(Level 1)	(Level 2)	(Level 3)
U.S. Treasury and Government Agencies	$15,307	$-	$15,307	$-
Mortgage-backed securities	50,740	-	50,740	-
State and political subdivisions	19,170	-	19,170	-
Equity securities	23		23
Interest rate contracts - assets	273		273
Interest rate contracts - liabilities	(273)		(273)

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

Collateral-dependent Impaired Loans, NET of ALLL

Loans for which it is probable the Company will not collect all principal and interest due according to contractual terms are measured for impairment. The estimated fair value of collateral-dependent impaired loans is based on the appraised value of the collateral, less estimated cost to sell. Collateral-dependent impaired loans are classified within Level 3 of the fair value hierarchy. This method requires obtaining an independent appraisal of the collateral, which is reviewed for accuracy and consistency by Credit Administration. These appraisers are selected from the list of approved appraisers maintained by management. The appraised values are reduced by applying a discount factor to the value based on the Company’s loan review policy. All impaired loans held by the Company were collateral dependent at June 30, 2015 and December 31, 2014.

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

Foreclosed Assets Held For Sale

The following table presents the fair value measurements of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fell at June 30, 2015 and December 31, 2014:

Fair Value Measurements Using:

($ in thousands)	Fair Values at
Description	6/30/2015	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$2,928	$-	$-	$2,928
Mortgage Servicing Rights	1,461	-	-	1,461

Fair Value Measurements Using:

($ in thousands)	Fair Values at
Description	12/31/2014	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$2,538	$-	$-	$2,538
Mortgage Servicing Rights	3,037	-	-	3,037

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements.

	Fair Value at	Valuation		Range (Weighted
($'s in thousands)	6/30/2015	Technique	Unobservable Inputs	Average)

Collateral-dependent impaired loans	$2,928	Market comparable	Comparability adjustments (%)	Not available
		Properties
Mortgage servicing rights	1,461	Discounted cash flow	Discount Rate	9.75%
			Constant prepayment rate	8.90%
			P&I earnings credit	0.19%
			T&I earnings credit	1.66%
			Inflation for cost of servicing	1.50%

	Fair Value at	Valuation		Range (Weighted
($'s in thousands)	12/31/2014	Technique	Unobservable Inputs	Average)

Collateral-dependent impaired loans	$2,538	Market comparable	Comparability adjustments (%)	Not available
		properties
Mortgage servicing rights	3,037	Discounted cash flow	Discount Rate	9.50%
			Constant prepayment rate	10.30%
			P&I earnings credit	0.17%
			T&I earnings credit	1.75%
			Inflation for cost of servicing	1.50%

There were no changes in the inputs or methodologies used to determine fair value at June 30, 2015 as compared to December 31, 2014.

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

Loans

The estimated fair value for loans receivable is based on estimates of the rate State Bank would charge for similar loans at June 30, 2015 and December 31, 2014, applied for the time period until the loans are assumed to re-price or be paid.

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

Deposits, FHLB advances & Repurchase agreements

Deposits include demand deposits, savings accounts, NOW accounts and certain money market deposits. The carrying amount approximates the fair value. The estimated fair value for fixed-maturity time deposits, as well as borrowings, is based on estimates of the rate State Bank could pay on similar instruments with similar terms and maturities at June 30, 2015 and December 31, 2014.

Loan Commitments

The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. The estimated fair values for other financial instruments and off-balance-sheet loan commitments approximate cost at June 30, 2015 and December 31, 2014 and are not considered significant to this presentation.

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

	June 30, 2015 Carrying	Fair Value Measurements Using
	Amount	(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and cash equivalents	$21,709	$21,709	$-	$-
Loans held for sale	10,067	-	10,295	-
Loans, net of allowance for loan losses	515,397	-	-	516,760
Federal Reserve and FHLB Bank stock	3,748	-	3,748	-
Mortgage Servicing Rights	6,548	-	-	7,437
Accrued interest receivable	1,506	-	1,506	-

Financial liabilities
Deposits	$562,926	$96,322	$468,818	$-
FHLB Advances	34,000	-	34,054	-
Short-term borrowings	15,169	-	15,169	-
Trust preferred securities	10,310	-	7,603	-
Accrued interest payable	289	-	289	-

	December 31, 2014 Carrying	Fair Value Measurements Using
	Amount	(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and due from banks	$28,197	$28,197	$-	$-
Loans held for sale	5,168	-	5,315	-
Loans, net of allowance for loan losses	509,565	-	-	510,314
Federal Reserve and FHLB Bank stock, at cost	3,748	-	3,748	-
Mortgage Servicing Rights	5,704	-	-	6,358
Accrued interest receivable	1,346	-	1,346	-

Financial liabilities
Deposits	$550,906	$97,853	$455,383	$-
FHLB advances	30,000	-	29,907	-
Short-term borrowings	12,740	-	12,740	-
Trust preferred securities	10,310	-	7,206	-
Accrued interest payable	264	-	264	-

NOTE 7 - REPURCHASE AGREEMENTS

Repurchase agreements are offered by the bank to commercial business customers and public institutions to provide them with an opportunity to earn a return on their excess cash balances. These repurchase agreements are considered secured borrowings and on a daily basis State Bank transfers securities to these customers in exchange for their cash and subsequently agrees to repurchase those same securities the next business day. In the event State Bank is unable to repurchase the securities from the customer, the customer will then have a claim against those securities.

The repurchase borrowers for State Bank are all in the Overnight and Continuous maturity bucket. All of these repurchase balances are collateralized with US Agency and Mortgage Backed Securities.

NOTE 8 – PREFERRED CAPITAL OFFERING

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

Each Series A Preferred Share, at the option of the holder, is convertible at any time into the number of common shares equal to $1,000.00 divided by the conversion price then in effect, which at March 31, 2015, was $10.34. On or after the fifth anniversary of the issue date of the Series A Preferred Shares (December 23, 2019), the Company may require all holders of Series A Preferred Shares (and, therefore, depository shares) to convert their shares into common shares of the Company, provided the Company’s common share price exceeds 120 percent of the conversion price noted above. The conversion price will be impacted by the quarterly dividend paid on the common shares. At June 30, 2015, the aggregate number of common shares issuable upon the conversion of outstanding Series A Preferred Shares was 1,450,677.

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

Effective January 1, 2015, State Bank and the Company are subject to new capital regulations (with some provisions transitioned into full effectiveness over two to four years). The new requirements create a new required ratio for common equity Tier 1 (“CET1”) capital, increases the leverage and Tier 1 capital ratios, changes the risk-weights of certain assets for purposes of the risk-based capital ratios, creates an additional capital conservation buffer over the required capital ratios and changes what qualifies as capital for purposes of meeting these various capital requirements. Beginning in 2016, failure to maintain the required capital conservation buffer will limit the ability of the Company to pay dividends, repurchase shares or pay discretionary bonuses.

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

Mortgage servicing rights, certain deferred tax assets and investments in unconsolidated subsidiaries over designated percentages of common stock will be deducted from capital, subject to a two-year transition period. In addition, Tier 1 capital will include AOCI, which includes all unrealized gains and losses on available for sale debt and equity securities, subject to a two-year transition period. Because of its asset size, State Bank had the one-time option of deciding in the first quarter of 2015 whether to permanently opt-out of the inclusion of AOCI in its capital calculations. State Bank has decided to opt-out of this AOCI inclusion to reduce the impact of market volatility on its regulatory capital levels.

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

Three Months Ended June 30, 2015 compared to Three Months Ended June 30, 2014

Net Income: Net income for the second quarter of 2015 was $2.0 million with net income available to common of $1.7 million, or $0.31 per diluted share, compared to both net income and net income available to common of $1.2 million, or $0.25 per diluted share, for the second quarter of 2014. For the quarter, State Bank, had net income of $2.2 million, which is up 31.4 percent compared to the net income of $1.7 million from the year-ago second quarter. RDSI reported net income of $12 thousand for the quarter compared to a net loss of $40 thousand from the year-ago second quarter.

Provision for Loan Losses: The second quarter provision for loan losses was $0.50 million compared to $0.15 million for the year-ago quarter. Net charge-offs for the quarter were $0.32 million compared to $0.31 million for the year-ago quarter. Total non-performing assets ended the quarter at $5.4 million, down $0.8 million from the prior year. Total delinquent loans ended the quarter at $6.6 million, which is up $3.6 million from the prior year due to two commercial real estate credits in the process of restructure.

Asset Quality Review – For the Period Ended ($’s in Thousands)	Jun. 30, 2015	Jun. 30, 2014
Net charge-offs	$324	$309
Nonaccruing loans	3,609	4,006
Accruing Trouble Debt Restructures	1,595	1,665
Nonaccruing and restructured loans	5,204	5,671
OREO / OAO	180	516
Nonperforming assets	5,384	6,187
Nonperforming assets/Total assets	0.76%	0.93%
Allowance for loan losses/Total loans	1.34%	1.30%
Allowance for loan losses/Nonperforming loans	134.6%	115.8%

Consolidated Revenue: Total revenue, consisting of net interest income and noninterest income, was $10.2 million for the second quarter of 2015, an increase of $1.7 million, or 19.5 percent, from the $8.5 million generated during the 2014 second quarter.

Net interest income was $5.76 million, which is up $0.52 million from the prior year second quarter’s $5.25 million. The Company’s earning assets increased $28.4 million, coupled with a 3 basis point decrease in the yield on earning assets. The net interest margin for the second quarter of 2015 was 3.76 percent compared to 3.60 percent for the second quarter of 2014. Funding cost for interest bearing liabilities for the second quarter of 2015 were 0.49 percent compared to 0.72 percent for the prior year second quarter, due to the redemption of Trust Preferred Securities in the 3rd quarter of 2014.

Noninterest income was $4.4 million for the 2015 second quarter, which is up $1.1 million from the prior year second quarter’s $3.3 million. In addition to the mortgage revenue detailed below, gains from the sale of non-mortgage loans was up $0.2 million.

State Bank originated $93.6 million of mortgage loans for the second quarter of 2015 compared to $67.1 million for the second quarter of 2014. These second quarter 2015 originations and subsequent sales resulted in $1.8 million of gains, which compares to gains of $1.2 million for the second quarter of 2014. Net mortgage banking revenue was $2.3 million for the second quarter of 2015 compared to $1.4 million for the second quarter of 2014.

Consolidated Noninterest Expense: Noninterest expense for the second quarter of 2015 was $6.8 million, which is up $0.2 million compared to $6.6 million in the prior-year second quarter. The increase in noninterest expenses compared to the prior year was the result of higher costs from commission expense related to mortgage and SBA originations.

Income Taxes: Income taxes for the second quarter of 2015 were $0.9 million compared to $0.5 million for the second quarter of 2014. This increase was driven by the increase in pretax income for the Company.

Six Months Ended June 30, 2015 compared to Six Months Ended June 30, 2014

Net Income: Net income for the first six months of 2015 was $3.5 million with net income available to common of $3.0 million, or $0.54 per diluted share, compared to both net income and net income available to common of $2.2, or $0.46 per diluted share, for the first six months of 2014. State Bank, had net income of $3.9 million, which is up 27.6 percent compared to the net income of $3.0 million from the year-ago first six months. RDSI reported net income of $5 thousand for the first six months of 2015 compared to a net loss of $108 thousand from the year-ago period.

Provision for Loan Losses: The provision for loan losses was $0.85 million for the first six months of 2015 compared to $0.15 million for the year-ago first six months. Net charge-offs for that period were $0.62 million compared to $0.55 million for the prior year.

Consolidated Revenue: Total revenue, consisting of net interest income and noninterest income, was $19.3 million for the first six months of 2015, an increase of $3.4 million, or 21.4 percent, from the $15.9 million generated during the 2014 first six months.

Net interest income was $11.3 million, which is up $1.2 million from the prior year’s first six months $10.1 million. The Company’s earning assets increased $29.7 million, coupled with a 2 basis point increase in the yield on earning assets. The net interest margin for the first six months of 2015 was 3.74 percent compared to 3.51 percent for the first six months of 2014. Funding cost for interest bearing liabilities for the first six months of 2015 were 0.49 percent compared to 0.73 percent for the prior year first six months, due to the redemption of Trust Preferred Securities in the 3rd quarter of 2014.

Noninterest income was $8.0 million for the 2015 first six months, which is up $2.2 million from the prior year’s $5.9 million. In addition to the mortgage revenue detailed below, gains from the sale of non-mortgage loans was up $0.5 million, and revenue from wealth management and deposit fees was up $0.1 million, due to new relationship deposit products.

State Bank originated $168.6 million of mortgage loans for the first six months of 2015 compared to $100.3 million for the first six months of 2014. These 2015 originations and subsequent sales resulted in $3.2 million of gains, which compares to gains of $1.8 million for the first six months of 2014. Net mortgage banking revenue was $3.8 million for the first six months of 2015 compared to $2.2 million for the comparable prior year period.

Consolidated Noninterest Expense: Noninterest expense for the first six months of 2015 was $13.5 million, which is up $0.8 million compared to $12.7 million in the prior-year period. The increase in noninterest expenses compared to the prior year was the result of higher costs from commission expense related to mortgage and SBA originations.

Income Taxes: Income taxes for the first six months of 2015 were $1.5 million compared to $0.8 million for the comparable period of 2014. This increase was driven by the increase in pretax income for the Company.

Changes in Financial Condition

Total assets at June 30, 2015 were $707.2 million, an increase of $23.0 million or 3.4 percent since 2014 year end. Total loans, net of unearned income, were $522.4 million as of June 30, 2015, up $6.1 million from year end, an increase of 1.2 percent.

Total deposits at June 30, 2015 were $562.9 million, an increase of $12.0 million as compared to December 31, 2014 balances. Borrowed funds (consisting of FHLB advances, and REPOs) totaled $49.2 million at June 30, 2015. This is up from year end when borrowed funds totaled $42.7 million due to an increase in FHLB advances of $4.0 million and repurchase agreements of $2.4 million respectively. Total equity for the Company of $78.1 million now stands at 11.0 percent of total assets, which is down from the December 31, 2014 level of 11.1 percent.

The allowance for loan loss of $7.0 million is up from the prior year by 6.7 percent. This increase combined with the loan growth of 3.2 percent has increased the allowance to loans to 1.34 percent. The 1.34 percent level is considered appropriate by management given the risk profile of the portfolio.

Capital Resources

As of June 30, 2015, based on the computations for the call report the Bank is classified as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain capital ratios as set forth in the table below. There are no conditions or events since June 30, 2015 that management believes have changed the Bank’s capital classification.

The Bank’s actual capital levels and ratios as of June 30, 2015 and December 31, 2014 are presented in the following table. Capital levels are presented for the Bank only as the Company is now exempt from quarterly reporting on capital levels at the holding company level ($’s in thousands):

			For Capital		To Be Well Capitalized Under Prompt Corrective
			Adequacy		Action
	Actual		Purposes		Procedures
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2015
Tier I Capital to average assets	$60,466	8.65%	$28,611	4.0%	$35,764	5.0%
Tier I Common equity capital to risk-weighted assets	60,466	10.72%	25,380	4.5%	36,660	6.5%
Tier I Capital to risk-weighted assets	60,466	10.72%	33,840	6.0%	45,120	8.0%
Total Risk-based capital to risk-weighted assets	67,472	11.96%	45,120	8.0%	56,400	10.0%

As of December 31, 2014
Tier I Capital to average assets	57,591	8.55%	27,354	4.0%	33,333	5.0%
Tier I Capital to risk-weighted assets	57,591	10.73%	21,253	4.0%	31,879	6.0%
Total Risk-based capital to risk-weighted assets	63,664	11.98%	42,506	8.0%	53,132	10.0%

Effective January 1, 2015 new regulatory capital requirements, commonly referred to as “Basel III” were implemented and are reflected in the June 30, 2015 capital table above. Management opted out of the accumulated other comprehensive income treatment under the new requirements and, as such unrealized gains and losses from available-for-sale securities will continue to be excluded from Bank regulatory capital.

LIQUIDITY

Liquidity relates primarily to the Company’s ability to fund loan demand, meet deposit customers’ withdrawal requirements and provide for operating expenses. Assets used to satisfy these needs consist of cash and due from banks, federal funds sold, interest-earning deposits in other financial institutions, securities available-for-sale and loans held for sale. These assets are commonly referred to as liquid assets. Liquid assets were $130.6 million at June 30, 2015, compared to $118.6 million at December 31, 2014.

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

The Company’s commercial real estate, first mortgage residential, agricultural and multi-family mortgage portfolio of $387.4 million at June 30, 2015 and $376.5 million at December 31, 2014, which can and has been used to collateralize borrowings, is an additional source of liquidity. Management believes the Company’s current liquidity level, without these borrowings, is sufficient to meet its liquidity needs. At June 30, 2015, all eligible commercial real estate, first mortgage residential and multi-family mortgage loans were pledged under an FHLB blanket lien.

The cash flow statements for the periods presented provide an indication of the Company’s sources and uses of cash, as well as an indication of the ability of the Company to maintain an adequate level of liquidity. A discussion of the cash flow statements for the three months ended June 30, 2015 and 2014 follows.

The Company experienced positive cash flows from operating activities for the six months ended June 30, 2015 and negative cash flows from operating activities for the six months ended June 30, 2014. Net cash provided by operating activities was $0.3 million for the six months ended June 30, 2015 and net cash used in operating activities was $2.3 million for the six months ended June 30, 2014. Highlights for the current year include $151.0 million in proceeds from the sale of loans, which is up $50.7 million from the prior year. Originations of loans held for sale was a use of cash of $146.9 million, which is also up from the prior year, by $49.7 million. For the six months ended June 30, 2015, there was a gain on sale of loans of $3.8 million, and net recapture of mortgage servicing rights impairment of $0.2 million.

The Company experienced negative cash flows from investing activities for the six months ended June 30, 2015 and June 30, 2014. Net cash flows used in investing activities was $24.3 million for the six months ended June 30, 2015 and $25.5 million for the six months ended June 30, 2014. Highlights for the six months ended June 30, 2015 include $25.5 million in purchases of available-for-sale securities. These cash payments were offset by $11.2 million in proceeds from maturities and sales of securities, which is down $3.5 million from the prior year six-month period. The Company experienced a $6.7 million use of cash for loans, which is down $22.8 million from the prior year six-month period.

The Company experienced positive cash flows from financing activities for the six months ended June 30, 2015 and June 30, 2014. Net cash flow provided by financing activities was $17.5 million for the six months ended June 30, 2015 and $28.4 million for the six months ended June 30, 2014. Highlights for the current period include a $15.1 million increase in transaction deposits for the six months ended June 30, 2015, which is up from the $5.3 million increase in transaction deposits for the six months ended June 30, 2014. Certificates of deposit decreased by $3.1 million in the current year compared to an increase of $0.6 million for the prior year.

ALCO uses an economic value of equity (“EVE”) analysis to measure risk in the balance sheet incorporating all cash flows over the estimated remaining life of all balance sheet positions. The EVE analysis calculates the net present value of the Company’s assets and liabilities in rate shock environments that range from -400 basis points to +400 basis points. The likelihood of a decrease in rates as of June 30, 2015 and December 31, 2014 was considered unlikely given the current interest rate environment and therefore, only the minus 100 basis point rate change was included in this analysis. The results of this analysis are reflected in the following tables for June 30, 2015 and December 31, 2014.

June 30, 2015 Economic Value of Equity ($’s in thousands)
Change in Rates	$ Amount	$ Change	% Change
+400 basis points	$129,269	$13,098	11.27%
+300 basis points	127,677	11,506	9.90
+200 basis points	125,257	9,087	7.82
+100 basis points	121,457	5,287	4.55
Base Case	116,170	-	-
-100 basis points	109,705	(6,465)	(5.57)

December 31, 2014 Economic Value of Equity ($’s in thousands)
Change in Rates	$ Amount	$ Change	% Change
+400 basis points	$128,975	$18,443	16.69%
+300 basis points	126,167	15,635	14.14
+200 basis points	122,675	12,142	10.99
+100 basis points	117,985	7,453	6.74
Base Case	110,532	-	-
-100 basis points	105,296	(5,236)	(4.74)

Off-Balance-Sheet Borrowing Arrangements:

Significant additional off-balance-sheet liquidity is available in the form of FHLB advances and unused federal funds lines from correspondent banks. Management expects the risk of changes in off-balance-sheet arrangements to be immaterial to earnings.

The Company’s commercial real estate, first mortgage residential, agricultural and multi-family mortgage portfolios in the aggregate amount of $387.4 million have been pledged to meet FHLB collateralization requirements as of June 30, 2015. Based on the current collateralization requirements of the FHLB, the Company had approximately $27.0 million of additional borrowing capacity at June 30, 2015. The Company also had $28.9 million in unpledged securities that may be used to pledge for additional borrowings.

At June 30, 2015, the Company had unused federal funds lines totaling $14.0 million, with a zero balance outstanding.

The Company’s contractual obligations as of June 30, 2015 were comprised of long-term debt obligations, other debt obligations, operating lease obligations and other long-term liabilities. Long-term debt obligations are comprised of FHLB Advances of $34.0 million, and Trust Preferred Securities of $10.3 million. The operating lease obligations consist of a lease on the DCM-Lansing facility of $105 thousand per year. Total time deposits at June 30, 2015 were $160.2 million, of which $92.1 million matures beyond one year.

Also, as of June 30, 2015, the Company had commitments to sell mortgage loans totaling $26.8 million. The Company believes that it has adequate resources to fund commitments as they arise and that it can adjust the rate on savings certificates to retain deposits in changing interest rate environments. If the Company requires funds beyond its internal funding capabilities, advances from the FHLB of Cincinnati and other financial institutions are available.

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

The Company repurchased 186 of our common shares at an average price of $10.90 during the three and six months ended June 30, 2015.

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

SB FINANCIAL GROUP, INC.

Date: August 11, 2015	By:	/s/ Mark A. Klein
Mark A. Klein
Chairman, President & Chief Executive Officer

	By:	/s/ Anthony V. Cosentino
Anthony V. Cosentino
Executive Vice President & Chief Financial Officer

