Form 10-Q
period 2015-09-30
SB FINANCIAL GROUP, INC.
filed 2015-11-12
CIK 767405

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

OR

☐ REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

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

Larger accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Title of each class	Name of each exchange on which registered
Common Shares, No Par Value	The NASDAQ Stock Market, LLC
4,917,289 Outstanding at November 12, 2015	(NASDAQ Capital Market)

SB FINANCIAL GROUP, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SB Financial Group, Inc.

Condensed Consolidated Balance Sheets
September 30, 2015 and December 31, 2014

	September	December
($ in Thousands)	2015	2014
	(Unaudited)
ASSETS
Cash and due from banks	$18,372	$28,197

Securities available for sale, at fair value	95,482	85,240
Other securities - FRB and FHLB Stock	3,748	3,748
Total investment securities	99,230	88,988

Loans held for sale	8,517	5,168

Loans, net of unearned income	540,889	516,336
Allowance for loan losses	(7,076)	(6,771)
Net loans	533,813	509,565

Premises and equipment, net	17,619	13,604
Cash surrender value of life insurance	13,364	13,148
Goodwill	16,353	16,353
Core deposits and other intangibles	120	283
Foreclosed assets held for sale, net	188	285
Mortgage servicing rights	6,798	5,704
Accrued interest receivable	1,817	1,346
Other assets	3,046	1,587
Total assets	$719,237	$684,228

LIABILITIES AND EQUITY
Deposits
Non interest bearing demand	$102,460	$97,853
Interest bearing demand	126,816	121,043
Savings	77,809	64,107
Money market	107,538	104,602
Time deposits	158,945	163,301
Total deposits	573,568	550,906

Advances from Federal Home Loan Bank	30,000	30,000
Repurchase agreements	16,911	12,740
Trust preferred securities	10,310	10,310
Accrued interest payable	341	264
Other liabilities	7,782	4,325
Total liabilities	638,912	608,545

Commitments and Contingent Liabilities	-	-

Equity
Preferred stock	13,983	13,983
Common stock	12,569	12,569
Additional paid-in capital	15,444	15,461
Retained earnings	38,705	34,379
Accumulated other comprehensive income	1,157	918
Treasury stock	(1,533)	(1,627)
Total equity	80,325	75,683

Total liabilities and equity	$719,237	$684,228

See notes to condensed consolidated financial statements (unaudited)

Note: The balance sheet at December 31, 2014 has been derived from the audited consolidated financial statements at that date

SB Financial Group, Inc.

Condensed Consolidated Statements of Income (Unaudited)

($ in thousands, except share data)	Three Months Ended		Nine Months Ended
	September	September	September	September
	2015	2014	2015	2014
Interest income
Loans
Taxable	$6,152	$5,855	$17,606	$16,750
Nontaxable	10	9	25	38
Securities
Taxable	382	279	1,149	898
Nontaxable	173	178	525	532
Total interest income	6,717	6,321	19,305	18,218

Interest expense
Deposits	492	500	1,487	1,501
Repurchase Agreements & Other	5	23	14	38
Federal Home Loan Bank advances	94	94	280	239
Trust preferred securities	53	354	157	1,017
Total interest expense	644	971	1,938	2,795

Net interest income	6,073	5,350	17,367	15,423

Provision for loan losses	100	150	950	300

Net interest income after provision for loan losses	5,973	5,200	16,417	15,123

Noninterest income
Wealth Management Fees	636	670	1,961	1,951
Customer service fees	734	730	2,068	2,005
Gain on sale of mtg. loans & OMSR's	1,687	1,442	4,892	3,225
Mortgage loan servicing fees, net	98	287	642	688
Gain on sale of non-mortgage loans	296	71	872	178
Data service fees	294	337	917	965
Net gain on sales of securities	-	-	-	56
Loss on sale/disposal of assets	-	(15)	(20)	(64)
Other income	207	287	659	659
Total non-interest income	3,952	3,809	11,991	9,663

Noninterest expense
Salaries and employee benefits	3,650	3,435	11,062	10,006
Net occupancy expense	481	508	1,464	1,566
Equipment expense	568	616	1,657	1,900
Data processing fees	286	238	796	698
Professional fees	416	435	1,282	1,238
Marketing expense	146	105	437	398
Telephone and communication	96	94	284	313
Postage and delivery expense	198	195	633	586
State, local and other taxes	130	89	387	276
Employee expense	126	122	417	377
Intangible amortization expense	54	55	163	317
Other expenses	475	996	1,506	1,918
Total non-interest expense	6,626	6,888	20,088	19,593

Income before income tax expense	3,299	2,121	8,320	5,193
Income tax expense	1,035	608	2,569	1,455

Net income	$2,264	$1,513	$5,751	$3,738

Preferred Stock Dividends	244	-	712	-

Net income available to common shareholders	2,020	1,513	5,039	3,738

Common share data:
Basic earnings per common share	$0.41	$0.31	$1.03	$0.77
Diluted earnings per common share	$0.35	$0.31	$0.89	$0.76

Average common shares outstanding (in thousands):
Basic:	4,884	4,875	4,882	4,873
Diluted:	6,390	4,900	6,422	4,896

See notes to condensed consolidated financial statements (unaudited)

SB Financial Group, Inc.

Condensed Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended Sep. 30,		Nine Months Ended Sep. 30,
($'s in thousands)	2015	2014	2015	2014

Net income	$2,264	$1,513	$5,751	$3,738
Other comprehensive income (loss):
Available-for-sale investment securities:
Gross unrealized holding gain (loss) arising in the period	617	(117)	362	1,203
Related tax (expense) benefit	(210)	40	(123)	(409)
Less: Reclassification for loss realized in income	-	-	-	(56)
Related tax benefit	-	-	-	19
Net effect on other comprehensive income (loss)	407	(77)	239	757
Total comprehensive income	$2,671	$1,436	$5,990	$4,495

See notes to condensed consolidated financial statements (unaudited)

SB Financial Group, Inc.

Condensed Consolidated Statements of Shareholders’ Equity (unaudited)

($'s in thousands)	Preferred	Common	Additional Paid-in	Retained	Accumulated Other Comprehensive	Treasury
	Stock	Stock	Capital	Earnings	Income (Loss)	Stock	Total

Balance, January 1, 2015	$13,983	$12,569	$15,461	$34,379	$918	$(1,627)	$75,683
Net income	-	-	-	5,751	-	-	5,751
Other comprehensive income	-	-	-	-	239	-	239
Dividends on common stk., $0.145 per share	-	-	-	(713)	-	-	(713)
Dividends on preferred stk., $0.475 per share	-	-	-	(712)	-	-	(712)
Restricted stock vesting	-	-	(69)	-	-	69	-
Exercise of stock options	-	-	(9)	-	-	27	18
Stock buyback	-	-	-	-	-	(2)	(2)
Share based compensation expense	-	-	61	-	-	-	61
Balance, September 30, 2015	$13,983	$12,569	$15,444	$38,705	$1,157	$(1,533)	$80,325

Balance, January 1, 2014	$-	$12,569	$15,412	$29,899	$74	$(1,685)	$56,269
Net income	-	-	-	3,738	-	-	3,738
Other comprehensive income	-	-	-	-	757	-	757
Dividends on common stk., $0.115 per share	-	-	-	(562)	-	-	(562)
Restricted stock vesting	-	-	-	-	-	33	33
Exercise of stock options	-	-	(41)	-	-	25	(16)
Share based compensation expense	-	-	47	-	-	-	47
Balance, September 30, 2014	$-	$12,569	$15,418	$33,075	$831	$(1,627)	$60,266

See notes to condensed consolidated financial statements (unaudited)

SB Financial Group, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended Sep. 30,
($'s in thousands)	2015	2014
Operating Activities
Net Income	$5,751	$3,738
Items (using)/providing cash
Depreciation and amortization	795	859
Provision for loan losses	950	300
Expense of share-based compensation plan	61	47
Amortization of premiums and discounts on securities	744	721
Amortization of intangible assets	163	317
Amortization of originated mortgage servicing rights	725	439
Recapture of originated mortgage servicing rights impairment	(269)	(62)
Impairment of mortgage servicing rights	218	101
Proceeds from sale of loans held for sale	224,090	171,993
Originations of loans held for sale	(216,963)	(167,667)
Gain from sale of loans	(5,764)	(3,403)
Loss on sale of assets	20	64
Changes in
Interest receivable	(471)	(572)
Other assets	(8,276)	(5,638)
Interest payable and other liabilities	3,535	(624)

Net cash provided by operating activities	5,309	613

Investing Activities
Purchases of available-for-sale securities	(25,456)	(9,685)
Proceeds from maturities of available-for-sale securities	14,830	14,457
Proceeds from sales of available-for-sale-securities	-	4,298
Net change in loans	(25,233)	(29,457)
Purchase of premises and equipment and software	(4,846)	(1,505)
Proceeds from sales or disposal of premises and equipment	36	(13)
Proceeds from sale of foreclosed assets	110	236

Net cash used in investing activities	(40,559)	(21,669)

Financing Activities
Net increase in demand deposits, money market, interest checking and savings accounts	27,018	25,667
Net decrease in certificates of deposit	(4,356)	(8,640)
Net increase in securities sold under agreements to repurchase	4,171	3,206
Repayment of Federal Home Loan Bank advances	(4,000)	(2,000)
Proceeds from Federal Home Loan Bank advances	4,000	16,000
Net proceeds from share based compensation plans	18	17
Repurchase of Common Stock	(2)	-
Dividends on Common Stock	(713)	(562)
Dividends on Preferred Stock	(712)	-
Repayment of trust preferred securities	-	(10,310)
Proceeds from long-term note	-	7,000
Repayment of notes payable	-	(589)

Net cash provided by financing activities	25,425	29,789

(Decrease) Increase in Cash and Cash Equivalents	(9,825)	8,733

Cash and Cash Equivalents, Beginning of Year	28,197	13,137

Cash and Cash Equivalents, End of Period	$18,372	$21,870

Supplemental Cash Flows Information

Interest paid	$1,861	$3,079
Income taxes paid	$1,650	$1,040
Transfer of loans to foreclosed assets	$35	$285

See notes to condensed consolidated financial statements (unaudited)

SB FINANCIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1—BASIS OF PRESENTATION

SB Financial Group, Inc., an Ohio corporation (the “Company”), is a bank holding company whose principal activity is the ownership and management of its wholly-owned subsidiaries, The State Bank and Trust Company (“State Bank”), RFCBC, Inc. (“RFCBC”), Rurbanc Data Services, Inc. dba RDSI Banking Systems (“RDSI”), and Rurban Statutory Trust II (“RST II”). In addition, State Bank owns all of the outstanding stock of Rurban Mortgage Company (“RMC”) and State Bank Insurance, LLC (“SBI”).

The consolidated financial statements include the accounts of the Company, State Bank, RFCBC, RDSI, RMC, and SBI. All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information and with the instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements reflect all adjustments that are, in the opinion of management, necessary to fairly present the financial position, results of operations and cash flows of the Company. Those adjustments consist only of normal recurring adjustments. Results of operations for the nine months ended September 30, 2015, are not necessarily indicative of results for the complete year.

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

The following paragraphs summarize the impact of new accounting pronouncements:

Accounting Standards Update (ASU) No. 2015-16: Business Combinations (Topic 805)

This ASU requires an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. Further, an entity must present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings that would have been recorded previously if the provisional amounts had been recorded as of acquisition date. The amendments in this ASU are effective for reporting periods beginning after December 15, 2015, and management does not believe this ASU will have a material impact on the Company’s consolidated financial statements

ASU No. 2015-15: Interest – Imputation of Interest (Subtopic 835-30)

This ASU requires entities to present debt issuance costs related to a recognized debt liability as a direct deduction from the carrying amount of that debt liability. The amendments in this ASU are effective for reporting periods beginning after December 15, 2015, and management does not believe this ASU will have a material impact on the Company’s consolidated financial statements.

ASU No. 2015-05: Intangibles – Goodwill and Other (Subtopic 310-40, Software)

This ASU provides guidance for the customer’s accounting treatment for fees paid in a cloud computing arrangement. Existing GAAP does not include explicit guidance regarding this topic. Specifically the ASU indicates how to handle cloud computing arrangements when a software license does and does not exist as part of the arrangement. The amendments in this ASU are effective for reporting periods beginning after December 15, 2015, and management does not believe this ASU will have a material impact on the Company’s consolidated financial statements.

ASU No. 2015-03 (Sub Topic 835-30): Interest – Simplifying the Presentation of Debt Issuance Costs

This ASU simplifies the presentation of debt issuance costs, with the amendments in this ASU requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The amendments in this ASU are effective for reporting periods beginning after December 15, 2015, and management does not believe this update will have a material impact on the Company’s consolidated financial statements.

ASU No. 2014-16, Derivatives and Hedging (Topic 815): Determining Whether the Host Contract is more Akin to Debt or to Equity.

This ASU provides guidance for an entity when hybrid financial instruments are issued in the form of a share. The entity should determine the nature of the host contract by considering the economic characteristics and risks of the entire financial instrument. The determination of these host characteristics may meet the definition of a derivative financial instrument. Management does not believe the amendments in this ASU will have a material impact on the Company’s consolidated financial statements.

ASU No. 2014-12 (Topic 718): Compensation – Stock Compensation

This ASU provides guidance for the accounting treatment of share-based payments when the terms provide that a performance target could be achieved after the service period. The treatment requires that the target achievement after the service period be treated as a performance condition. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. Management does not believe this ASU will have a material impact on the Company’s consolidated financial statements.

NOTE 2—EARNINGS PER SHARE

Earnings per share (EPS) have been computed based on the weighted average number of common shares outstanding during the periods presented. For the period ended September 30, 2015, share-based awards totaling 50,424 common shares were not considered in computing diluted EPS as they were anti-dilutive. For the period ended September 30, 2014, share-based awards totaling 66,570 common shares were not considered in computing diluted EPS as they were anti-dilutive. Included in the diluted EPS for September 30, 2015 are the impact of the full conversion of the Company’s depository shares issued in December of 2014. Based upon the current conversion ratio, the 1,500,000 outstanding depository shares are convertible into an aggregate of 1,450,677 common shares. The average number of common shares used in the computation of basic and diluted earnings per share were:

	Three Months Ended		Nine Months Ended
(shares in thousands)	Sep. 30,	Sep. 30,	Sep. 30	Sep. 30
	2015	2014	2015	2014
Basic earnings per share	4,884	4,875	4,882	4,873
Diluted earnings per share	6,390	4,900	6,422	4,896

Note 3 - Securities

The amortized cost and appropriate fair values, together with gross unrealized gains and losses, of securities at September 30, 2015 and December 31, 2014 were as follows:

		Gross	Gross
($ in thousands)	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Available-for-Sale Securities:
September 30, 2015
U.S. Treasury and
Government agencies	$11,150	$157	$-	$11,307
Mortgage-backed securities	65,003	773	(135)	65,641
State and political subdivisions	17,554	957	-	18,511
Equity securities	23	-	-	23
	$93,730	$1,887	$(135)	$95,482

		Gross	Gross
($ in thousands)	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Available-for-Sale Securities:
December 31, 2014:
U.S. Treasury and
Government agencies	$15,187	$124	$(4)	$15,307
Mortgage-backed securities	50,563	462	(285)	50,740
State and political subdivisions	18,075	1,095	-	19,170
Equity securities	23	-	-	23
	$83,848	$1,681	$(289)	$85,240

The amortized cost and fair value of securities available for sale at September 30, 2015, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale
	Amortized	Fair
($ in thousands)	Cost	Value

Within one year	$1,130	$1,142
Due after one year through five years	2,182	2,280
Due after five years through ten years	5,199	5,429
Due after ten years	20,193	20,967
	28,704	29,818

Mortgage-backed securities & equity securities	65,026	65,664

Totals	$93,730	$95,482

The fair value of securities pledged as collateral, to secure public deposits and for other purposes, was $74.2 million at September 30, 2015 and $44.5 million at December 31, 2014. The fair value of securities delivered for repurchase agreements was $18.7 million at September 30, 2015 and $16.5 million at December 31, 2014.

There were no realized gains and losses from sales of available-for-sale securities for the nine months ended September 30, 2015. For the nine- month period ending September 30, 2014, there were gross gains of $0.06 million resulting from sales of available-for-sale securities, which is a reclassification from accumulated other comprehensive income (OCI) and is included in the net gain on sales of securities. The related $0.02 million in tax expense is a reclassification from OCI and is included in the income tax expense line item in the income statement.

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. The total fair value of these investments were $17.4 million at September 30, 2015, and $29.0 million at December 31, 2014, which amounted to approximately 18 and 35 percent, respectively, of the Company’s available-for-sale investment portfolio at such dates. Based on evaluation of available evidence, including recent changes in market interest rates, credit rating information and information obtained from regulatory filings, management believes the declines in fair value for these securities are temporary. Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.

Securities with unrealized losses, aggregated by investment class and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2015 and December 31, 2014 are as follows:

($ in thousands)	Less than 12 Months		12 Months or Longer		Total
September 30, 2015	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-Sale Securities:
Mortgage-backed securities	$11,740	$(54)	$5,683	$(81)	$17,423	$(135)

	$11,740	$(54)	$5,683	$(81)	$17,423	$(135)

($ in thousands)	Less than 12 Months		12 Months or Longer		Total
December 31, 2014	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-Sale Securities:
U.S. Treasury and Government agencies	$1,387	$(4)	$-	$-	$1,387	$(4)
Mortgage-backed securities	20,491	(73)	7,073	(212)	27,564	(285)

	$21,878	$(77)	$7,073	$(212)	$28,951	$(289)

The total potential unrealized loss as of September 30, 2015 in the securities portfolio was $0.14 million, which was down from the $0.29 million unrealized loss at December 31, 2014. Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concern warrants such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent of the Company to not sell the investment and whether it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost. Management determined that there was no other-than-temporary-impairment on these securities as of September 30, 2015.

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

The allowance consists of allocated and general components. The allocated component relates to loans that are classified as impaired. For those loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical charge-off experience and expected loss given default derived from the Company’s internal risk rating process. Other adjustments may be made to the allowance for pools of loans after an assessment of internal or external influences on credit quality that are not fully reflected on the historical loss or risk rating data.

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

Categories of loans at September 30, 2015 and December 31, 2014 include:

($ in thousands)	Total Loans		Non-Accrual Loans
	Sep. 2015	Dec. 2014	Sep. 2015	Dec. 2014
Commercial & Industrial	$83,699	$88,485	453	1,387
Commercial RE & Construction	231,249	217,030	5,393	2,092
Agricultural & Farmland	46,102	46,217	-	-
Residential Real Estate	126,840	113,214	795	992
Consumer & Other	52,957	51,546	101	138
Total Loans	$540,847	$516,492	$6,742	$4,609
Unearned Income	$42	$(156)
Total Loans, net of unearned income	$540,889	$516,336
Allowance for loan losses	$(7,076)	$(6,771)

The following tables present the activity in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of September 30, 2015, December 31, 2014 and September 30, 2014.

	Commercial	Commercial RE	Agricultural	Residential	Consumer
($'s in thousands)	& Industrial	& Construction	& Farmland	Real Estate	& Other	Total

ALLOWANCE FOR LOAN AND LEASE LOSSES
For the Three Months Ended
September 30, 2015
Beginning balance	$1,488	$3,066	$261	$1,410	$781	$7,006
Charge Offs	-	(53)	-	(4)	(1)	$(58)
Recoveries	1	-	1	23	4	29
Provision	(621)	997	(40)	(154)	(82)	100
Ending Balance	$868	$4,010	$222	$1,275	$702	$7,076

ALLOWANCE FOR LOAN AND LEASE LOSSES
For the Nine Months Ended
September 30, 2015
Beginning balance	$1,630	$2,857	$208	$1,308	$768	$6,771
Charge Offs	(309)	(303)	-	(65)	(34)	$(711)
Recoveries	22	3	3	28	10	66
Provision	(475)	1,453	11	4	(43)	950
Ending Balance	$868	$4,010	$222	$1,275	$702	$7,076

Loans Receivable at September 30, 2015
Allowance:
Ending balance:
individually evaluated for impairment	$19	$1,920	$-	$170	$38	$2,147
Ending balance:
collectively evaluated for impairment	$849	$2,090	$222	$1,105	$664	$4,929
Loans:
Ending balance:
individually evaluated for impairment	$335	$5,653	$-	$1,698	$451	$8,137
Ending balance:
collectively evaluated for impairment	$83,364	$225,596	$46,102	$125,142	$52,506	$532,710

	Commercial	Commercial RE	Agricultural	Residential	Consumer
($'s in thousands)	& Industrial	& Construction	& Farmland	Real Estate	& Other	Total

Loans Receivable at December 31, 2014
Allowance:
Ending balance:
individually evaluated for impairment	$510	$1,018	$-	$242	$41	$1,811
Ending balance:
collectively evaluated for impairment	$1,120	$1,839	$208	$1,066	$727	$4,960
Loans:
Ending balance:
individually evaluated for impairment	$1,268	$2,035	$-	$1,647	$481	$5,431
Ending balance:
collectively evaluated for impairment	$87,217	$214,995	$46,217	$111,567	$51,065	$511,061

For the Three Months Ended
September 30, 2014	Commercial	Commercial RE	Agricultural	Residential	Consumer
($'s in thousands)	& Industrial	& Construction	& Farmland	Real Estate	& Other	Total

ALLOWANCE FOR LOAN AND LEASE LOSSES

Beginning balance	$1,660	$2,657	$194	$1,266	$791	$6,568
Charge Offs	-	(12)	-	(18)	(63)	$(93)
Recoveries	6	64	1	14	3	88
Provision	120	(114)	21	46	77	150
Ending Balance	$1,786	$2,595	$216	$1,308	$808	$6,713

For the Nine Months Ended
September 30, 2014	Commercial	Commercial RE	Agricultural	Residential	Consumer
($'s in thousands)	& Industrial	& Construction	& Farmland	Real Estate	& Other	Total

ALLOWANCE FOR LOAN AND LEASE LOSSES

Beginning balance	$2,175	$2,708	$159	$1,067	$855	$6,964
Charge Offs	(607)	(13)	-	(33)	(93)	$(746)
Recoveries	18	124	2	28	23	195
Provision	200	(224)	55	246	23	300
Ending Balance	$1,786	$2,595	$216	$1,308	$808	$6,713

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

The following tables present the credit risk profile of the Company’s loan portfolio based on rating category and payment activity as of September 30, 2015 and December 31, 2014.

September 30, 2015	Commercial	Commercial RE	Agricultural	Residential	Consumer
Loan Grade	& Industrial	& Construction	& Farmland	Real Estate	& Other	Total
($ in thousands)
1-2	$810	$57	$54	$-	$4	$925
3	23,582	70,043	8,408	115,958	49,542	267,533
4	58,506	149,117	37,640	8,453	3,153	256,869
Total Pass (1 - 4)	82,898	219,217	46,102	124,411	52,699	525,327

Special Mention (5)	312	6,480	-	1,168	78	8,038
Substandard (6)	43	113	-	477	79	712
Doubtful (7)	446	5,439	-	784	101	6,770
Loss (8)	-	-	-	-	-	-
Total Loans	$83,699	$231,249	$46,102	$126,840	$52,957	$540,847

December 31, 2014	Commercial	Commercial RE	Agricultural	Residential	Consumer
Loan Grade	& Industrial	& Construction	& Farmland	Real Estate	& Other	Total
($ in thousands)
1-2	$1,148	$66	$61	$-	$-	$1,275
3	23,580	67,779	9,505	105,149	47,795	253,808
4	61,691	136,427	36,651	5,611	3,465	243,845
Total Pass (1 - 4)	86,419	204,272	46,217	110,760	51,260	498,928

Special Mention (5)	83	6,224	-	1,160	84	7,551
Substandard (6)	752	4,422	-	312	55	5,541
Doubtful (7)	1,231	2,112	-	982	147	4,472
Loss (8)	-	-	-	-	-	-
Total Loans	$88,485	$217,030	$46,217	$113,214	$51,546	$516,492

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

Special Mention (5): Special Mention loans have potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the Company’s credit position at some future date. Special Mention loans are not adversely classified and do not expose the Company to sufficient risk to warrant adverse classification. Ordinarily, Special Mention loans have characteristics which corrective management action would remedy.

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

Loss (8): Loans classified as Loss are considered uncollectable and of such little value that continuing to carry them as loans on the Company’s financial statement is not feasible. Loans will be classified as Loss when it is neither practical nor desirable to defer writing off or reserving all or a portion of a basically worthless loan, even though partial recovery may be possible at some time in the future.

The following tables present the Company’s loan portfolio aging analysis as of September 30, 2015 and December 31, 2014.

	30-59 Days	60-89 Days	Greater Than	Total Past		Total Loans
September 30, 2015	Past Due	Past Due	90 Days	Due	Current	Receivable
($ in thousands)

Commercial & Industrial	$-	$-	$453	$453	$83,246	$83,699
Commercial RE & Construction	-	3,616	1,788	5,404	225,845	231,249
Agricultural & Farmland	-	-	-	-	46,102	46,102
Residential Real Estate	101	64	315	480	126,360	126,840
Consumer & Other	58	81	-	139	52,818	52,957
Total Loans	$159	$3,761	$2,556	$6,476	$534,371	$540,847

	30-59 Days	60-89 Days	Greater Than	Total Past		Total Loans
December 31, 2014	Past Due	Past Due	90 Days	Due	Current	Receivable
($ in thousands)

Commercial & Industrial	$-	$-	$987	$987	$87,498	$88,485
Commercial RE & Construction	3,660	-	1,747	5,407	211,623	217,030
Agricultural & Farmland	-	-	-	-	46,217	46,217
Residential Real Estate	164	19	377	560	112,654	113,214
Consumer & Other	39	81	-	120	51,426	51,546
Total Loans	$3,863	$100	$3,111	$7,074	$509,418	$516,492

All loans past due 90 days are systematically placed on nonaccrual status.

A loan is considered impaired, in accordance with the impairment accounting guidance (ASC 310-10-35-16), when based on current information and events, it is probable State Bank will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan. Impaired loans include nonperforming commercial loans but also include loans modified in troubled debt restructurings (TDR’s) where concessions have been granted to borrowers experiencing financial difficulties. These concessions could include a reduction in the interest rate on the loan, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection.

The following tables present impaired loan information as of and for the nine months ended September 30, 2015 and 2014, and for the twelve months ended December 31, 2014:

Nine Months Ended		Unpaid		Average	Interest
September 30, 2015	Recorded	Principal	Related	Recorded	Income
($'s in thousands)	Investment	Balance	Allowance	Investment	Recognized

With no related allowance recorded:
Commercial & Industrial	$316	$316	$-	$316	$-
Commercial RE & Construction	704	704	-	830	25
Agricultural & Farmland	-	-	-	-	-
Residential Real Estate	673	716	-	865	38
Consumer & Other	114	114	-	129	7
All Impaired Loans < $100,000	344	344	-	344	-
With a specific allowance recorded:
Commercial & Industrial	19	919	19	1,128	-
Commercial RE & Construction	4,949	5,199	1,920	2,022	13
Agricultural & Farmland	-	-	-	-	-
Residential Real Estate	1,025	1,025	170	1,088	33
Consumer & Other	337	337	38	367	17
Totals:
Commercial & Industrial	$335	$1,235	$19	$1,444	$-
Commercial RE & Construction	$5,653	$5,903	$1,920	$2,852	$38
Agricultural & Farmland	$-	$-	$-	$-	$-
Residential Real Estate	$1,698	$1,741	$170	$1,953	$71
Consumer & Other	$451	$451	$38	$496	$24
All Impaired Loans < $100,000	$344	$344	$-	$344	$-

Three Months Ended	Average Recorded	Interest Income
September 30, 2015	Investment	Recognized

With no related allowance recorded:
Commercial & Industrial	$316	$-
Commercial RE & Construction	797	6
Agricultural & Farmland	-	-
Residential Real Estate	859	8
Consumer & Other	125	3
All Impaired Loans < $100,000	344	-
With a specific allowance recorded:
Commercial & Industrial	1,080	-
Commercial RE & Construction	1,954	3
Agricultural & Farmland	-	-
Residential Real Estate	1,080	10
Consumer & Other	362	5
Totals:
Commercial & Industrial	$1,396	$-
Commercial RE & Construction	$2,751	$9
Agricultural & Farmland	$-	$-
Residential Real Estate	$1,939	$18
Consumer & Other	$487	$8
All Impaired Loans < $100,000	$344	$-

Twelve Months Ended		Unpaid
December 31, 2014	Recorded	Principal	Related
($'s in thousands)	Investment	Balance	Allowance

With no related allowance recorded:
Commercial & Industrial	$316	$316	$-
Commercial RE & Construction	530	530	-
Agricultural & Farmland	-	-	-
Residential Real Estate	567	611	-
Consumer & Other	110	110	-
All Impaired Loans < $100,000	565	565	-
With a specific allowance recorded:
Commercial & Industrial	952	1,552	510
Commercial RE & Construction	1,505	1,505	1,018
Agricultural & Farmland	-	-	-
Residential Real Estate	1,080	1,080	242
Consumer & Other	371	371	41
Totals:
Commercial & Industrial	$1,268	$1,868	$510
Commercial RE & Construction	$2,035	$2,035	$1,018
Agricultural & Farmland	$-	$-	$-
Residential Real Estate	$1,647	$1,691	$242
Consumer & Other	$481	$481	$41
All Impaired Loans < $100,000	$565	$565	$-

	Nine Months Ended Sep. 30, 2014		Three Months Ended Sep. 30, 2014
	Average Recorded	Interest Income	Average Recorded	Interest Income
	Investment	Recognized	Investment	Recognized

Commercial & Industrial	$316	$-	$316	$-
Commercial RE & Construction	578	-	566	-
Agricultural & Farmland	-	-	-	-
Residential Real Estate	813	41	808	14
Consumer & Other	120	8	115	3
All Impaired Loans < $100,000	660	-	660	-

Commercial & Industrial	1,622	-	1,578	-
Commercial RE & Construction	185	8	182	2
Agricultural & Farmland	-	-	-	-
Residential Real Estate	1,026	29	1,020	8
Consumer & Other	452	18	446	6

Commercial & Industrial	$1,938	$-	$1,894	$-
Commercial RE & Construction	$763	$8	$748	$2
Agricultural & Farmland	$-	$-	$-	$-
Residential Real Estate	$1,839	$70	$1,828	$22
Consumer & Other	$572	$26	$561	$9
All Impaired Loans < $100,000	$660	$-	$660	$-

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

The following presents the activity of TDRs during the three and nine months ended September 30, 2015 and 2014.

Three Months Ended Sep. 30, 2015
($ in thousands)	Number of Loans	Pre-Modification Recorded Balance	Post Modification Recorded Balance

Residential Real Estate	-	$-	$-
Consumer & Other	-	-	-

Total Modifications	-	$-	$-

($ in thousands)	Interest			Total
	Only	Term	Combination	Modification

Residential Real Estate	$-	$-	$-	$-
Consumer & Other	-	-	-	-

Total Modifications	$-	$-	$-	$-

There was no increase in the allowance for loan and lease losses ("ALLL") due to TDR's in the three month period ended September 30, 2015.

	Nine Months Ended June 30, 2015
($ in thousands)	Number of Loans	Pre-Modification Recorded Balance	Post Modification Recorded Balance

Residential Real Estate	1	$24	$24
Consumer & Other		-	-

Total Modifications	1	$24	$24

($ in thousands)	Interest			Total
	Only	Term	Combination	Modification

Residential Real Estate	$-	$24	$-	$24
Consumer & Other	-		-	-

Total Modifications	$-	$24	$-	$24

The loans described above increased the allowance for loan and lease losses ("ALLL") by $0.00 million in the nine month period ended September 30, 2015.

Three Months Ended Sep. 30, 2014
($ in thousands)	Number of Loans	Pre-Modification Recorded Balance	Post Modification Recorded Balance

Residential Real Estate	-	$-	$-
Consumer & Other	-	-	-

Total Modifications	-	$-	$-

($ in thousands)	Interest			Total
	Only	Term	Combination	Modification

Residential Real Estate	$-	$-	$-	$-
Consumer & Other	-	-	-	-

Total Modifications	$-	$-	$-	$-

There was no increase in the allowance for loan and lease losses ("ALLL") due to TDR's in the three month period ended September 30, 2014.

Nine Months Ended Sep. 30, 2014
($ in thousands)	Number of Loans	Pre-Modification Recorded Balance	Post Modification Recorded Balance

Residential Real Estate	-	$-	$-
Consumer & Other	-	-	-

Total Modifications	-	$-	$-

($ in thousands)	Interest			Total
	Only	Term	Combination	Modification

Residential Real Estate	$-	$-	$-	$-
Consumer & Other	-	-	-	-

Total Modifications	$-	$-	$-	$-

There was no increase in the allowance for loan and lease losses ("ALLL") due to TDR's in the nine month period ended September 30, 2014.

There were no TDR’s modified during the previous twelve months that have subsequently defaulted as of September 30, 2015.

TDR’s modified during the previous twelve months dated September 30, 2014 that have subsequently defaulted.

	Number of	Recorded
($ in thousands)	Contracts	Balance

Residential Real Estate	4	$67

	4	67

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

Non-designated Hedges

The Company does not use derivatives for trading or speculative purposes. Derivatives not designated as hedges are not speculative and result from a service the Company provides to certain customers. The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. Those interest rate swaps are simultaneously offset by interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. As of September 30, 2015 and December 31, 2014, the notional amount of customer-facing swaps was approximately $17.2 million and $12.6 million, respectively. The same amounts were offset with third party counterparties, as described above.

The Company has minimum collateral posting thresholds with its derivative counterparties. As of September 30, 2015 and December 31, 2014, the Company had posted cash as collateral in the amount of $0.7 million and $0.4 million, respectively.

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of the Company’s derivative financial instruments, as well as their classification on the Balance Sheet, as of September 30, 2015 and December 31, 2014.

	Asset Derivatives		Liability Derivatives
($ in thousands)	September 30, 2015		September 30, 2015
	Balance Sheet	Fair	Balance Sheet	Fair
	Location	Value	Location	Value
Derivatives not designated as hedging instruments:
Interest rate contracts	Other Assets	$651	Other Liabilities	$651

($ in thousands)	December 31, 2014		December 31, 2014
	Balance Sheet	Fair	Balance Sheet	Fair
	Location	Value	Location	Value
Derivatives not designated as hedging instruments:
Interest rate contracts	Other Assets	$273	Other Liabilities	$273

Effect of Derivative Instruments on the Income Statement

The Company’s derivative financial instruments had no net effect on the Income Statements for the nine months ended September 30, 2015 and 2014.

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

The following table presents the fair value measurements of assets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2015 and December 31, 2014.

Fair Value Measurements Using:

($ in thousands) Available-for-Sale Securities:	Fair Values at 9/30/2015	(Level 1)	(Level 2)	(Level 3)

U.S. Treasury and Government Agencies	$11,307	$-	$11,307	$-
Mortgage-backed securities	65,641	-	65,641	-
State and political subdivisions	18,511	-	18,511	-
Equity securities	23	-	23	-
Interest rate contracts - assets	651	-	651	-
Interest rate contracts - liabilities	(651)	-	(651)	-

Fair Value Measurements Using:

($ in thousands) Available-for-Sale Securities:	Fair Values at 12/31/2014	(Level 1)	(Level 2)	(Level 3)
U.S. Treasury and Government Agencies	$15,307	$-	$15,307	$-
Mortgage-backed securities	50,740	-	50,740	-
State and political subdivisions	19,170	-	19,170	-
Equity securities	23	-	23	-
Interest rate contracts - assets	273	-	273	-
Interest rate contracts - liabilities	(273)	-	(273)	-

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

Collateral-dependent Impaired Loans, NET of ALLL

Loans for which it is probable the Company will not collect all principal and interest due according to contractual terms are measured for impairment. The estimated fair value of collateral-dependent impaired loans is based on the appraised value of the collateral, less estimated cost to sell. Collateral-dependent impaired loans are classified within Level 3 of the fair value hierarchy. This method requires obtaining an independent appraisal of the collateral, which is reviewed for accuracy and consistency by Credit Administration. These appraisers are selected from the list of approved appraisers maintained by management. The appraised values are reduced by applying a discount factor to the value based on the Company’s loan review policy. All impaired loans held by the Company were collateral dependent at September 30, 2015 and December 31, 2014.

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

Foreclosed Assets Held For Sale

The following table presents the fair value measurements of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fell at September 30, 2015 and December 31, 2014:

Fair Value Measurements Using:

($ in thousands)	Fair Values at
Description	9/30/2015	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$5,187	$-	$-	$5,187
Mortgage Servicing Rights	2,622	-	-	2,622

($ in thousands)	Fair Values at
Description	12/31/2014	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$2,538	$-	$-	$2,538
Mortgage Servicing Rights	3,037	-	-	3,037

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements.

	Fair Value at	Valuation	Unobservable		Range (Weighted
($'s in thousands)	9/30/2015	Technique	Inputs		Average)

Collateral-dependent impaired loans	5,187	Market comparable properties	Comparability adjustments	(%)	Not available
Mortgage servicing rights	2,622	Discounted cash flow	Discount Rate		9.50%
			Constant prepayment rate		10.30%
			P&l earnings credit		0.20%
			T&l earnings credit		1.67%
			Inflation for cost of servicing		1.50%

	Fair Value at	Valuation	Unobservable		Range (Weighted
($'s in thousands)	12/31/2014	Technique	Inputs		Average)

Collateral-dependent impaired loans	2,538	Market comparable properties	Comparability adjustments	(%)	Not available
Mortgage servicing rights	3,037	Discounted cash flow	Discount Rate		9.50%
			Constant prepayment rate		10.30%
			P&l earnings credit		0.17%
			T&l earnings credit		1.75%
			Inflation for cost of servicing		1.50%

There were no changes in the inputs or methodologies used to determine fair value at September 30, 2015 as compared to December 31, 2014.

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

Loans

The estimated fair value for loans receivable is based on estimates of the rate State Bank would charge for similar loans at September 30, 2015 and December 31, 2014, applied for the time period until the loans are assumed to re-price or be paid.

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

Deposits, FHLB advances & Repurchase agreements

Deposits include demand deposits, savings accounts, NOW accounts and certain money market deposits. The carrying amount approximates the fair value. The estimated fair value for fixed-maturity time deposits, as well as borrowings, is based on estimates of the rate State Bank could pay on similar instruments with similar terms and maturities at September 30, 2015 and December 31, 2014.

Loan Commitments

The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. The estimated fair values for other financial instruments and off-balance-sheet loan commitments approximate cost at September 30, 2015 and December 31, 2014 and are not considered significant to this presentation.

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

	Sep. 30, 2015 Carrying	Fair Value Measurements Using
	Amount	(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and cash equivalents	$18,372	$18,372	$ - $	-
Loans held for sale	8,517	-	8,740	-
Loans, net of allowance for loan losses	533,813	-	-	536,312
Federal Reserve and FHLB Bank stock	3,748	-	3,748	-
Mortgage Servicing Rights	6,798	-	-	7,420
Accrued interest receivable	1,817	-	1,817	-

Financial liabilities
Deposits	$573,568	$102,460	$473,331	$-
FHLB Advances	30,000	-	30,146	-
Short-term borrowings	16,911	-	16,911	-
Trust preferred securities	10,310	-	7,693	-
Accrued interest payable	341	-	341	-

	December 31, 2014 Carrying	Fair Value Measurements Using
	Amount	(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and cash equivalents	$28,197	$28,197	$ - $	-
Loam held for sale	5,168	-	5,315	-
Loam, net of allowance for ban bsses	509,565	-	-	510,314
Federal Reserve and FHLB Bank stock, at cost	3,748	-	3,748	-
Mortgage Servicing Rights	5,704	-	-	6,358
Accrued interest receivable	1,346	-	1,346	-

Financial liabilities				-
Deposits	$550,906	$97,853	$455,383	$-
FHLB advances	30,000	-	29,907	-
Short-termborrowings	12,740	-	12,740	-
Trust preferred securities	10,310	-	7,206	-
Accrued interest payable	264	-	264	-

NOTE 7 – REPURCHASE AGREEMENTS

Repurchase agreements are offered by the bank to commercial business customers and public institutions to provide them with an opportunity to earn a return on their excess cash balances. These repurchase agreements are considered secured borrowings. On a daily basis State Bank transfers securities to these customers in exchange for their cash and subsequently agrees to repurchase those same securities the next business day. In the event State Bank is unable to repurchase the securities from the customer, the customer will then have a claim against those securities.

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

Each Series A Preferred Share, at the option of the holder, is convertible at any time into the number of common shares equal to $1,000.00 divided by the conversion price then in effect, which at March 31, 2015, was $10.34. The conversion price may be adjusted under certain circumstances, including in the event the Company pays quarterly dividends on its common stock in excess of a specified amount. On or after the fifth anniversary of the issue date of the Series A Preferred Shares (December 23, 2019), the Company may require all holders of Series A Preferred Shares (and, therefore, depository shares) to convert their shares into common shares of the Company, provided the Company’s common share price exceeds 120 percent of the conversion price noted above. At September 30, 2015, the aggregate number of common shares issuable upon the conversion of outstanding Series A Preferred Shares was 1,450,677.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations Cautionary Statement Regarding Forward-Looking Information

This Quarterly Report on Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains certain forward-looking statements that are provided to assist in the understanding of anticipated future financial performance. Forward-looking statements provide current expectations or forecasts of future events and are not guarantees of future performance. Examples of forward-looking statements include: (a) projections of income or expense, earnings per share, the payment or non-payment of dividends, capital structure and other financial items; (b) statements of plans and objectives of the Company or our management or Board of Directors, including those relating to products or services; (c) statements of future economic performance; (d) statements regarding future customer attraction or retention; and (e) statements of assumptions underlying such statements. Words such as “anticipates”, “believes”, “plans”, “intends”, “expects”, “projects”, “estimates”, “should”, “may”, “would be”, “will allow”, “will likely result”, “will continue”, “will remain”, or other similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying those statements. Forward-looking statements are based on management’s expectations and are subject to a number of risks and uncertainties. Although management believes that the expectations reflected in such forward-looking statements are reasonable, actual results may differ materially from those expressed or implied in such statements. Risks and uncertainties that could cause actual results to differ materially include, without limitation, risks and uncertainties inherent in the national and regional banking industry, changes in economic conditions in the market areas in which the Company and its subsidiaries operate, changes in policies by regulatory agencies, changes in accounting standards and policies, changes in tax laws, fluctuations in interest rates, demand for loans in the market areas in which the Company and its subsidiaries operate, increases in FDIC insurance premiums, changes in the competitive environment, losses of significant customers, geopolitical events and the loss of key personnel. Additional detailed information concerning a number of important factors which could cause actual results to differ materially from the forward-looking statements contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations is available in the Company’s filings with the Securities and Exchange Commission, including the risks identified under the heading “Item 1A. Risk Factors” of Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 and under the heading “Item 1A. Risk Factors” of Part II of this Quarterly Report on Form 10-Q. Undue reliance should not be placed on the forward-looking statements, which speak only as of the date hereof. Except as may be required by law, the Company undertakes no obligation to update any forward-looking statement to reflect unanticipated events or circumstances after the date on which the statement is made.

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

Recent Regulatory Developments

Consumer Financial Protection Bureau

The Dodd-Frank Act was enacted into law on July 21, 2010. The Dodd-Frank Act is significantly changing the regulation of financial institutions and the financial services industry. Among the provisions already implemented pursuant to the Dodd-Frank Act, the following provisions have or may have an effect on the business of the Company and its subsidiaries:

●	the Consumer Financial Protection Bureau (CFPB) has been formed with broad powers to adopt and enforce consumer protection regulations;

●	the federal law prohibiting the payment of interest on commercial demand deposit accounts was eliminated effective July 21, 2011;

●	the standard maximum amount of deposit insurance per customer was permanently increased to $250,000;

●	the assessment base for determining deposit insurance premiums has been expanded from domestic deposits to average assets minus average tangible equity;

●	public companies in all industries are required to provide shareholders the opportunity to cast a non-binding advisory vote on executive compensation;

●	new capital regulations for bank holding companies have been adopted, which impose stricter requirements, and any new trust preferred securities issued after May 19, 2010 will no longer constitute Tier I capital; and

●	new corporate governance requirements applicable generally to all public companies in all industries require new compensation practices and disclosure requirements, including requiring companies to “claw back” incentive compensation under certain circumstances, to consider the independence of compensation advisors and to make additional disclosures in proxy statements with respect to compensation matters.

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

The FRB’s prompt corrective action standards will change when these new capital ratios become fully effective. Under the new standards, in order to be considered well-capitalized, State Bank will be required to have at least a CET1 ratio of 6.5% (new), a Tier 1 ratio of 8% (increased from 6%), a total capital ratio of 10% (unchanged) and a leverage ratio of 5% (unchanged) and not be subject to specified requirements to meet and maintain a specific capital ratio for a capital measure.

Residential Mortgage Origination

In the past several years, the CFPB has issued significant new mortgage rules, additional guidance and initiatives aimed at the mortgage lending industry. These new rules, guidance and initiatives impact a key business line for the Company, and may have an impact on our mortgage loan origination practices going forward. The Company has been closely monitoring these regulatory developments, and the Company continues to evaluate the applicable requirements of these new mortgage rules that have been issued, including the TILA-RESPA Integrated Disclosure (TRID) rules (which were originally to be effective on August 1, 2015, but were subsequently postponed until October 3, 2015). The new TRID rules contain new requirements and new disclosure forms that are required to be provided to borrowers during the origination process for mortgage loans, and the implementation of these new requirements and forms have necessitated operational and technological changes for our residential mortgage loan business. The Company has been working closely with its vendors and partners and has diligently strived to achieve compliance as of the new effective date and to maintain compliance with these complex new rules as additional guidance and clarification is provided by the regulators.

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

Three Months Ended September 30, 2015 compared to Three Months Ended September 30, 2014

Net Income: Net income for the third quarter of 2015 was $2.3 million with net income available to common shareholders of $2.0 million, or $0.35 per diluted common share, compared to both net income and net income available to common shareholders of $1.5 million, or $0.31 per diluted common share, for the third quarter of 2014. For the quarter, State Bank had net income of $2.5 million, which was up 12.1 percent compared to the net income of $2.2 million from the year-ago third quarter. RDSI reported a net loss of $4.4 thousand for the quarter compared to a net loss of $44 thousand from the year-ago third quarter.

Provision for Loan Losses: The third quarter provision for loan losses was $0.1 million compared to $0.15 million for the year-ago quarter. Net charge-offs for the quarter were $0.03 million compared to $0.004 million for the year-ago quarter. Total non-performing assets ended the quarter at $8.5 million, up $3.1 million from the prior year. We saw a significant relative increase in our non-performing assets almost entirely to the deterioration of one large commercial real estate credit that had been periodically delinquent since the third quarter of 2014. Total delinquent loans ended the quarter at $6.5 million, which was up $0.5 million from the prior year.

Asset Quality Review – For the Period Ended ($’s in Thousands)	Sep. 30, 2015	Sep. 30, 2014
Net charge-offs	$29	$4
Non-accruing loans	6,742	3,202
Accruing Trouble Debt Restructures	1,576	1,620
Non-accruing and restructured loans	8,318	4,822
OREO / OAO	188	540
Nonperforming assets	8,506	5,362
Nonperforming assets/Total assets	1.18%	0.81%
Allowance for loan losses/Total loans	1.31%	1.33%
Allowance for loan losses/Nonperforming loans	85.1%	139.2%

Consolidated Revenue: Total revenue, consisting of net interest income and noninterest income, was $10.0 million for the third quarter of 2015, an increase of $0.9 million, or 9.5 percent, from the $9.2 million generated during the 2014 third quarter.

Net interest income was $6.07 million, which was up $0.72 million from the prior year third quarter’s $5.35 million. The Company’s earning assets increased $40.0 million, coupled with a 2 basis point decrease in the yield on earning assets. The net interest margin for the third quarter of 2015 was 3.87 percent compared to 3.64 percent for the third quarter of 2014. Funding costs for interest bearing liabilities for the third quarter of 2015 were 0.49 percent reflecting a decline from 0.76 percent for the prior year’s third quarter, due to the redemption of Trust Preferred Securities in the third quarter of 2014.

Noninterest income was $3.95 million for the 2015 third quarter, which was up $0.14 million from the prior year third quarter’s $3.81 million. In addition to the mortgage revenue detailed below, gains from the sale of non-mortgage loans was up $0.23 million.

State Bank originated $87.0 million of mortgage loans for the third quarter of 2015 compared to $67.5 million for the third quarter of 2014. These third quarter 2015 originations and subsequent sales resulted in $1.69 million of gains, which compares to gains of $1.44 million for the third quarter of 2014. Net mortgage banking revenue was $1.79 million for the third quarter of 2015 compared to $1.73 million for the third quarter of 2014.

Consolidated Noninterest Expense: Noninterest expense for the third quarter of 2015 was $6.63 million, which was down $0.26 million compared to $6.89 million in the prior-year third quarter. The decrease in noninterest expenses compared to the prior year was the result of lower costs from commission expense related to mortgage and SBA originations.

Income Taxes: Income taxes for the third quarter of 2015 were $1.04 million compared to $0.61 million for the third quarter of 2014. This increase was driven by the increase in pretax income for the Company.

Nine Months Ended September 30, 2015 compared to Nine Months Ended September 30, 2014

Net Income: Net income for the first nine months of 2015 was $5.75 million with net income available to common shareholders of $5.04 million, or $0.89 per diluted common share, compared to both net income and net income available to common shareholders of $3.74, or $0.76 per diluted common share, for the first nine months of 2014. State Bank had net income of $6.33 million for the first nine months of 2015, which was up 21.1 percent compared to the net income of $5.23 million from the year-ago first nine months. RDSI reported net income of $3.4 thousand for the first nine months of 2015 compared to a net loss of $152 thousand from the year-ago period.

Provision for Loan Losses: The provision for loan losses was $0.95 million for the first nine months of 2015 compared to $0.30 million for the year-ago first nine months. Net charge-offs for the first nine months were $0.65 million compared to $0.55 million for the prior year.

Consolidated Revenue: Total revenue, consisting of net interest income and noninterest income, was $29.36 million for the first nine months of 2015, an increase of $4.27 million, or 17.0 percent, from the $25.09 million generated during the 2014 first nine months.

Net interest income was $17.37 million, which was up $1.95 million from $15.42 million for the prior year’s first nine months. The Company’s earning assets increased $29.9 million, coupled with a 4 basis point increase in the yield on earning assets. The net interest margin for the first nine months of 2015 was 3.78 percent compared to 3.54 percent for the first nine months of 2014. Funding costs for interest bearing liabilities for the first nine months of 2015 were 0.49 percent reflecting a decline from 0.74 percent for the prior year’s first nine months, due to the redemption of Trust Preferred Securities in the third quarter of 2014.

Noninterest income was $11.99 million for the 2015 first nine months, which was up $2.33 million from the prior year’s $9.66 million. In addition to the mortgage revenue detailed below, gains from the sale of non-mortgage loans was up $0.69 million, and revenue from wealth management and deposit fees was up $0.73 million due to new relationship deposit products.

State Bank originated $255.5 million of mortgage loans for the first nine months of 2015 compared to $167.7 million for the first nine months of 2014. These 2015 originations and subsequent sales resulted in $4.89 million of gains, which compares to gains of $3.23 million for the first nine months of 2014. Net mortgage banking revenue was $5.54 million for the first nine months of 2015 compared to $3.91 million for the comparable prior year period.

Consolidated Noninterest Expense: Noninterest expense for the first nine months of 2015 was $20.09 million, which was up $0.50 million compared to $19.59 million in the prior-year period. The increase in noninterest expenses compared to the prior year was the result of higher costs from commission expense related to mortgage and SBA originations.

Income Taxes: Income taxes for the first nine months of 2015 were $2.57 million compared to $1.45 million for the comparable period of 2014. This increase was driven by the increase in pretax income for the Company.

Changes in Financial Condition

Total assets at September 30, 2015 were $719.2 million, an increase of $35.0 million or 5.1 percent since 2014 year end. Total loans, net of unearned income, were $540.9 million as of September 30, 2015, up $24.6 million from year end, an increase of 4.8 percent.

Total deposits at September 30, 2015 were $573.6 million, an increase of $22.7 million as compared to December 31, 2014 balances. Borrowed funds (consisting of FHLB advances and REPOs) totaled $46.9 million at September 30, 2015. This is up from year end when borrowed funds totaled $42.7 million due to an increase in repurchase agreements of $4.2 million respectively. Total equity for the Company of $80.3 million now stands at 11.2 percent of total assets, which is up from the December 31, 2014 level of 11.1 percent.

The allowance for loan loss of $7.1 million is up from the prior year by 5.4 percent. This increase combined with loan growth of $35.0 million or 6.9 percent from the prior year has decreased the ratio of the allowance for loan losses to total loans to 1.31 percent. The 1.31 percent level is considered appropriate by management given the risk profile of the portfolio.

Capital Resources

As of September 30, 2015, based on its call report computations, State Bank was classified as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, State Bank must maintain capital ratios as set forth in the table below. There are no conditions or events since September 30, 2015 that management believes have changed State Bank’s capital classification.

State Bank’s actual capital levels and ratios as of September 30, 2015 and December 31, 2014 are presented in the following table. Capital levels are presented for State Bank only as the Company is now exempt from quarterly reporting on capital levels at the holding company level ($’s in thousands):

					To Be Well Capitalized Under
			For Capital Adequacy		Prompt Corrective
	Actual		Purposes		Action Procedures
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2015
Tier I Capital to average assets	$63,155	8.98%	$28,681	4.0%	$35,851	5.0%
Tier I Common equity capital to risk-weighted assets	62,922	10.48%	27,022	4.5%	39,032	6.5%
Tier I Capital to risk-weighted assets	62,922	10.48%	36,030	6.0%	48,040	8.0%
Total Risk-based capital to risk-weighted assets	69,998	11.66%	48,040	8.0%	60,050	10.0%

As of December 31, 2014
Tier I Capital to average assets	57,591	8.55%	27,354	4.0%	33,333	5.0%
Tier I Capital to risk-weighted assets	57,591	10.73%	21,253	4.0%	31,879	6.0%
Total Risk-based capital to risk-weighted assets	63,664	11.98%	42,506	8.0%	53,132	10.0%

Effective January 1, 2015 new regulatory capital requirements, commonly referred to as “Basel III” were implemented and are reflected in the September 30, 2015 capital table above. Management opted out of the accumulated other comprehensive income treatment under the new requirements and, as a result unrealized gains and losses from available-for-sale securities will continue to be excluded from State Bank’s regulatory capital.

LIQUIDITY

Liquidity relates primarily to the Company’s ability to fund loan demand, meet deposit customers’ withdrawal requirements and provide for operating expenses. Assets used to satisfy these needs consist of cash and due from banks, federal funds sold, interest-earning deposits in other financial institutions, securities available-for-sale and loans held for sale. These assets are commonly referred to as liquid assets. Liquid assets were $122.4 million at September 30, 2015, compared to $118.6 million at December 31, 2014.

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

The Company’s commercial real estate, first mortgage residential, agricultural and multi-family mortgage portfolio of $404.2 million at September 30, 2015 and $376.5 million at December 31, 2014, which can and has been used to collateralize borrowings, is an additional source of liquidity. Management believes the Company’s current liquidity level, without these borrowings, is sufficient to meet its liquidity needs. At September 30, 2015, all eligible commercial real estate, first mortgage residential and multi-family mortgage loans were pledged under an FHLB blanket lien.

The cash flow statements for the periods presented provide an indication of the Company’s sources and uses of cash, as well as an indication of the ability of the Company to maintain an adequate level of liquidity. A discussion of the cash flow statements for the three months ended September 30, 2015 and 2014 follows.

The Company experienced positive cash flows from operating activities for the nine months ended September 30, 2015 and September 30, 2014. Net cash provided by operating activities was $5.3 million for the nine months ended September 30, 2015 and was $0.6 million for the nine months ended September 30, 2014. Highlights for the current year include $224.1 million in proceeds from the sale of loans, which is up $52.1 million from the prior year. Originations of loans held for sale was a use of cash of $217.0 million, which is also up from the prior year, by $49.3 million. For the nine months ended September 30, 2015, there was a gain on sale of loans of $5.8 million, and net impairment of mortgage servicing rights of $0.05 million.

The Company experienced negative cash flows from investing activities for the nine months ended September 30, 2015 and September 30, 2014. Net cash flows used in investing activities was $40.6 million for the nine months ended September 30, 2015 and $21.7 million for the nine months ended September 30, 2014. Highlights for the nine months ended September 30, 2015 include $25.5 million in purchases of available-for-sale securities. These cash payments were offset by $14.8 million in proceeds from maturities and sales of securities, which is up $0.4 million from the prior year nine-month period. The Company experienced a $25.2 million use of cash for loans, which is down $4.2 million from the prior year nine-month period.

The Company experienced positive cash flows from financing activities for the nine months ended September 30, 2015 and September 30, 2014. Net cash flow provided by financing activities was $25.4 million for the nine months ended September 30, 2015 and $29.8 million for the nine months ended September 30, 2014. Highlights for the current period include a $27.0 million increase in transaction deposits for the nine months ended September 30, 2015, which is up from the $25.7 million increase in transaction deposits for the nine months ended September 30, 2014. Certificates of deposit decreased by $4.4 million in the current year compared to a decrease of $8.6 million for the prior year.

The Company uses an economic value of equity (“EVE”) analysis to measure risk in the balance sheet incorporating all cash flows over the estimated remaining life of all balance sheet positions. The EVE analysis calculates the net present value of the Company’s assets and liabilities in rate shock environments that range from -400 basis points to +400 basis points. The likelihood of a decrease in rates as of September 30, 2015 and December 31, 2014 was considered unlikely given the current interest rate environment and therefore, only the minus 100 basis point rate change was included in this analysis. The results of this analysis are reflected in the following tables for September 30, 2015 and December 31, 2014.

September 30, 2015 Economic Value of Equity ($’s in thousands)
Change in Rates	$ Amount	$ Change	% Change
+400 basis points	$129,939	$14,080	12.15%
+300 basis points	128,168	12,309	10.62
+200 basis points	125,539	9,680	8.36
+100 basis points	121,532	5,673	4.90
Base Case	115,859	-	-
-100 basis points	108,703	(7,156)	(6.18)

December 31, 2014 Economic Value of Equity ($’s in thousands)
Change in Rates	$ Amount	$ Change	% Change
+400 basis points	$128,975	$18,443	16.69%
+300 basis points	126,167	15,635	14.14
+200 basis points	122,675	12,142	10.99
+100 basis points	117,985	7,453	6.74
Base Case	110,532	-	-
-100 basis points	105,296	(5,236)	(4.74)

Off-Balance-Sheet Borrowing Arrangements:

Significant additional off-balance-sheet liquidity is available in the form of FHLB advances and unused federal funds lines from correspondent banks. Management expects the risk of changes in off-balance-sheet arrangements to be immaterial to earnings.

The Company’s commercial real estate, first mortgage residential, agricultural and multi-family mortgage portfolios in the aggregate amount of $404.2 million have been pledged to meet FHLB collateralization requirements as of September 30, 2015. Based on the current collateralization requirements of the FHLB, the Company had approximately $32.9 million of additional borrowing capacity at September 30, 2015. The Company also had $20.5 million in unpledged securities that may be used to pledge for additional borrowings.

At September 30, 2015, the Company had unused federal funds lines totaling $14.0 million, with a zero balance outstanding.

The Company’s contractual obligations as of September 30, 2015 were comprised of long-term debt obligations, other debt obligations, operating lease obligations and other long-term liabilities. Long-term debt obligations are comprised of FHLB Advances of $30.0 million, and Trust Preferred Securities of $10.3 million. The operating lease obligations consist of a lease on the DCM-Lansing facility of $105 thousand per year. Total time deposits at September 30, 2015 were $158.9 million, of which $85.2 million matures beyond one year.

Also, as of September 30, 2015, the Company had commitments to sell mortgage loans totaling $29.4 million. The Company believes that it has adequate resources to fund commitments as they arise and that it can adjust the rate on savings certificates to retain deposits in changing interest rate environments. If the Company requires funds beyond its internal funding capabilities, advances from the FHLB of Cincinnati and other financial institutions are available.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended September 30, 2015, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Provided below is a supplement to the risk factors as previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

New regulations applicable to residential mortgage origination could adversely impact our business.

In the past several years, the CFPB has issued significant new mortgage rules and additional guidance and initiatives aimed at the mortgage lending industry.  These new rules, guidance and initiatives impact a key business line for the Company, and may have an impact on our mortgage loan origination practices going forward.  The Company has been closely monitoring these regulatory developments, and the Company continues to evaluate the applicable requirements of the new mortgage rules that have been issued, including the TILA-RESPA Integrated Disclosure (TRID) rules (which were originally to be effective on August 1, 2015, but were subsequently postponed until October 3, 2015).  The new TRID rules contain new requirements and new disclosure forms that are required to be provided to borrowers during the origination process for mortgage loans, and the implementation of these new requirements and forms have necessitated operational and technological changes for our residential mortgage loan business. The Company has been working closely with its vendors and partners and has diligently strived to achieve compliance as of the new effective date and to maintain compliance with these complex new rules as additional guidance and clarification is provided by the regulators.  These new rules, as well as additional rules, guidance and initiatives established by the CFPB or other regulators in the future, may continue to increase regulatory compliance costs, impede the growth of our mortgage lending business and otherwise adversely impact our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not Applicable

(b)	Not Applicable

(c)	Repurchases of Common Shares

There were no shares repurchased during the three months ended September 30, 2015.

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

Not applicable

Item 6. Exhibits

Exhibits

10.1 –	Amended and Restated Supplemental Executive Retirement Plan Agreement, effective as of December 31, 2008, by and between the Company and Mark A. Klein, incorporated herein by reference
10.2 –	First Amendment to Amended and Restated Supplemental Executive Retirement Plan Agreement, dated as of April 20, 2009 by and between the Company and Mark A. Klein, incorporated herein by reference
10.3 –	Supplemental Executive Retirement Plan Agreement, dated as of July 20, 2015 by and between the Company and Mark A. Klein, replacing the Amended Agreement dated as of April 20, 2009, filed herewith

31.1 –	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)
31.2 –	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer)
32.1 –	Section 1350 Certification (Principal Executive Officer)
32.2 –	Section 1350 Certification (Principal Financial Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

SB FINANCIAL GROUP, INC.

Date: November 12, 2015	By:	/s/ Mark A. Klein
Mark A. Klein
Chairman, President & Chief Executive Officer

	By:	/s/ Anthony V. Cosentino
Anthony V. Cosentino
Executive Vice President &
Chief Financial Officer

