Form 10-K
period 2015-12-31
SB FINANCIAL GROUP, INC.
filed 2016-03-11
CIK 767405

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

OR

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________

Commission File Number 001-36785

SB FINANCIAL GROUP, INC.

(Exact name of Registrant as specified in its charter)

Ohio	34-1395608
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

401 Clinton Street, Defiance, Ohio	43512
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:   (419) 783-8950

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Shares, No Par Value	The NASDAQ Stock Market, LLC
(NASDAQ Capital Market)

Depository Shares, each representing	The NASDAQ Stock Market, LLC
1/100th of a 6.50% Noncumulative Convertible	(NASDAQ Capital Market)
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☒

The aggregate market value of the common shares of the registrant held by non-affiliates computed by reference to the price at which the common shares were last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $51.7 million.

The number of common shares of the registrant outstanding at February 29, 2016 was 4,899,019.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for its Annual Meeting of Shareholders to be held on April 20, 2016 are incorporated by reference into Part III of this Annual Report on Form 10-K.

SB FINANCIAL GROUP, INC.

2015 ANNUAL REPORT ON FORM 10-K

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

State Bank

The State Bank and Trust Company (“State Bank”) is an Ohio state-chartered bank and wholly owned subsidiary of the Company. State Bank offers a full range of commercial banking services, including checking accounts, savings accounts, money market accounts and time certificates of deposit; automatic teller machines; commercial, consumer, agricultural and residential mortgage loans; personal and corporate trust services; commercial leasing; bank credit card services; safe deposit box rentals; Internet and telephone banking; and other personalized banking services. The trust and financial services division of State Bank offers various trust and financial services, including asset management services for individuals and corporate employee benefit plans, as well as brokerage services through Cetera Investment Services, an unaffiliated company. State Bank presently operates eighteen banking centers, all located within the Ohio counties of Allen, Defiance, Franklin, Fulton, Hancock, Lucas, Paulding, Wood and Williams, and one banking center located in Allen County, Indiana. State Bank also presently operates four loan production offices, in Franklin and Seneca Counties, Ohio, Steuben County, Indiana and Monroe County, Michigan. At December 31, 2015, State Bank had 206 full-time equivalent employees.

RFCBC

RFCBC, Inc. (“RFCBC”) is an Ohio corporation and wholly owned subsidiary of the Company that was incorporated in August 2004. RFCBC operates as a loan subsidiary in servicing and working out problem loans. At December 31, 2015, RFCBC had no employees.

RDSI

Rurbanc Data Services, Inc. dba RDSI Banking Systems (“RDSI”) has been in operation since 1964 and became an Ohio corporation in June 1976. In September 2006, RDSI acquired Diverse Computer Marketers, Inc. (“DCM”), which was merged into RDSI effective December 31, 2007, and now operates as a division of RDSI doing business as “DCM”. DCM has one operating location in Lansing, Michigan. RDSI/DCM provides item processing and related services to community banks located primarily in the Midwest. At December 31, 2015, RDSI/DCM had 8 full-time equivalent employees.

RMC

Rurban Mortgage Company (“RMC”) is an Ohio corporation and wholly owned subsidiary of State Bank. RMC is a mortgage company; however, it is presently inactive. At December 31, 2015, RMC had no employees.

SBI

SBT Insurance, LLC (“SBI”) is an Ohio corporation and wholly owned subsidiary of State Bank. SBI is an insurance company that engages in the sale of insurance products to retail and commercial customers of State Bank. At December 31, 2015, SBI had no employees.

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

RDSI operates in the check and statement processing service business, which consists primarily of data processing providers and commercial printers. The primary factors in competition are price and printing capability.

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

Various requirements and restrictions under the laws of the United States and the State of Ohio affect the operations of State Bank, including requirements to maintain reserves against deposits, restrictions on the nature and amount of loans that may be made and the interest that may be charged thereon, restrictions relating to investments and other activities, limitations on credit exposure to correspondent banks, limitations on activities based on capital and surplus, limitations on payment of dividends, and limitations on branching. Various consumer laws and regulations also affect the operations of State Bank.

The Federal Home Loan Banks (“FHLBs”) provide credit to their members in the form of advances. As a member of the FHLB of Cincinnati, State Bank must maintain certain minimum investments in the capital stock of the FHLB of Cincinnati. State Bank was in compliance with these requirements at December 31, 2015.

Restrictions on Dividends

There can be no assurance as to the amount of dividends which may be declared in future periods with respect to the common shares or depository shares of the Company, since such dividends are subject to the discretion of the Company’s Board of Directors, cash needs, general business conditions, dividends from the Company’s subsidiaries and applicable governmental regulations and policies.

The ability of the Company to obtain funds for the payment of dividends and for other cash requirements is largely dependent on the amount of dividends that may be declared by its subsidiaries. State Bank may not pay dividends to the Company if, after paying such dividends, it would fail to meet the required minimum levels under the risk-based capital guidelines and the minimum leverage ratio requirements. State Bank must obtain the approval of the FRB and the Ohio Division of Financial Institutions (ODFI) if a dividend in any year would cause the total dividends for that year to exceed the sum of the current year’s net profits and the retained net profits for the preceding two years, less required transfers to surplus. At December 31, 2015, State Bank had $12.4 million of excess earnings over the preceding three years.

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

Affiliate Transactions

The Company and State Bank are separate and distinct legal entities. The Federal Reserve Board’s Regulation W and various other legal limitations restrict State Bank from lending or otherwise supplying funds to the Company (or any other affiliate), generally limiting such transactions with the affiliate to 10% of State Bank’s capital and surplus and limiting all such transactions with all affiliates to 20% of State Bank’s capital and surplus. Such transactions, including extensions of credit, sales of securities or assets and provision of services, also must be on terms and conditions consistent with safe and sound banking practices, including credit standards, that are substantially the same or at least as favorable to State Bank as those prevailing at the time for transactions with unaffiliated companies.

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

Regulatory Capital

The FRB has adopted risk-based capital guidelines for bank holding companies and for state member banks, such as State Bank. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk weighted assets by assigning assets and off-balance-sheet items to broad risk categories. Prior to January 1, 2015, the minimum ratio of total capital to risk-weighted assets (including certain off-balance-sheet items, such as standby letters of credit) was 8%. Of that 8%, at least 4% was required to be comprised of common shareholders’ equity (including retained earnings but excluding treasury stock), non-cumulative perpetual preferred stock, a limited amount of cumulative perpetual preferred stock, and minority interests in equity accounts of consolidated subsidiaries, less goodwill and certain other intangible assets (“Tier 1 capital”). The remainder of total risk-based capital (“Tier 2 capital”) may consist, among other things, of certain amounts of mandatory convertible debt securities, subordinated debt, preferred stock not qualifying as Tier 1 capital, allowance for loan and lease losses and net unrealized gains, after applicable taxes, on available-for-sale equity securities with readily determinable fair values, all subject to limitations established by the guidelines. Under the guidelines, capital is compared to the relative risk related to the balance sheet. To derive the risk included in the balance sheet, one of four risk weights (0%, 20%, 50% and 100%) is applied to different balance sheet and off-balance sheet assets, primarily based on the relative credit risk of the counterparty. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

In July 2013, the FRB and the federal banking agencies published final rules that substantially amend the regulatory risk-based capital rules applicable to the Company and State Bank. These rules implement the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act. “Basel III” refers to various documents released by the Basel Committee on Banking Supervision.

Effective January 1, 2015, State Bank and the Company became subject to new capital regulations under BASEL III (with some provisions transitioned into full effectiveness over two to four years). The new requirements create a new required ratio for common equity Tier 1 (“CET1”) capital, increases the leverage and Tier 1 capital ratios, changes the risk-weights of certain assets for purposes of the risk-based capital ratios, creates an additional capital conservation buffer over the required capital ratios and changes what qualifies as capital for purposes of meeting these various capital requirements. These new capital requirements are as follows: leverage ratio of 4% of adjusted total assets, total capital ratio of 8% of risk-weighted assets and the Tier 1 capital ratio of 6.5% of risk-weighted assets. In addition, the Company will have to meet the new minimum CET1 capital ratio of 4.5% of risk-weighted assets. CET1 consists generally of common stock, retained earnings and accumulated other comprehensive income (AOCI), subject to certain adjustments. Beginning in 2016, failure to maintain the required capital conservation buffer will limit the ability of the Company to pay dividends, repurchase shares or pay discretionary bonuses.

Mortgage servicing rights, certain deferred tax assets and investments in unconsolidated subsidiaries over designated percentages of common stock will be deducted from capital, subject to a two-year transition period. In addition, Tier 1 capital will include AOCI, which includes all unrealized gains and losses on available for sale debt and equity securities, subject to a two-year transition period. State Bank decided in the first quarter of 2015 to permanently opt-out of the inclusion of AOCI in its capital calculations to reduce the impact of market volatility on its regulatory capital levels.

The new requirements under BASEL III also include changes in the risk-weights of certain assets to better reflect credit risk and other risk exposures. These include a 150% risk weight (up from 100%) for certain high volatility commercial real estate acquisition, development and construction loans and for non-residential mortgage loans that are 90 days past due or otherwise in nonaccrual status; a 20% (up from 0%) credit conversion factor for the unused portion of a commitment with an original maturity of one year or less; a 250% risk weight (up from 100%) for mortgage servicing and deferred tax assets that are not deducted from capital; and increased risk-weights (0% to 600%) for equity exposures.

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

State Bank conducted a proforma analysis of the application of these new capital requirements as of December 31, 2015. Based on that analysis, State Bank determined that it meets all these new requirements, including the full 2.5% capital conservation buffer, and would remain well capitalized if these new requirements had been in effect on that date. (see Note 13) In addition, as noted above, beginning in 2016, if State Bank does not have the required capital conservation buffer, its ability to pay dividends to the Company would be limited.

In April 2015, the Federal Reserve Board issued a final rule which increased the size limitation for qualifying bank holding companies under the Federal Reserve Board’s Small Bank Holding Company Policy Statement from $500 million to $1 billion of total consolidated assets. As a result, the Company now qualifies under the Small Bank Holding Company Policy Statement for exemption from the Federal Reserve Board’s consolidated risk-based capital and leverage rules at the holding company level.

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

In addition, the FDIC has proposed changing the deposit insurance premium assessment method for banks with less than $10 billion in assets that have been insured by the FDIC for at least five years. The proposed changes would revise the financial ratios method so that it would be based on a statistical model estimating the probability of failure of a bank over three years; update the financial measures used in the financial ratios method consistent with the statistical model; and eliminate risk categories for established small banks and use the financial ratios method to determine assessment rates for all such banks (subject to minimum or maximum initial assessment rates based upon a bank’s composite examination rating).

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

SEC and NASDAQ Regulation

The Company is subject to the jurisdiction of the Securities and Exchange Commission (the “SEC”) and certain state securities authorities relating to the offering and sale of its securities. The Company is subject to the registration, reporting and other regulatory requirements of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the rules adopted by the SEC under those acts. The Company’s common shares are listed on The NASDAQ Capital Market under the symbol “SBFG”. The Company’s depository shares, each representing a 1/100th interest in the preferred shares, Series A are listed on the NASDAQ Capital Market under the symbol “SBFGP”. The Company is subject to the rules and regulations of The NASDAQ Stock Market, Inc. (“NASDAQ”) applicable to listed companies.

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
INTEREST RATES AND INTEREST DIFFERENTIAL

The following are the condensed average balance sheets of the Company for the years ending December 31 and also includes the interest earned or paid, and the average interest rate, on each asset and liability:

	2015			2014			2013
($ in thousands)	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Taxable securities	$78,840	$1,506	1.91%	$69,795	$1,198	1.72%	$78,520	$1,244	1.58%
Non-taxable securities (1)	17,593	1,052	5.98%	18,051	1,074	5.95%	17,267	1,065	6.17%
Loans, net (2)(3)	531,614	23,745	4.47%	501,486	22,524	4.49%	469,603	22,936	4.88%
Total earning assets	628,047	26,303	4.19%	589,332	24,796	4.21%	565,390	25,245	4.47%
Cash and due from banks	38,895			24,665			20,827
Allowance for loan losses	(6,979)			(6,785)			(6,962)
Premises and equipment	16,427			13,725			14,635
Other assets	43,196			51,340			46,030

Total assets	$719,586			$672,277			$639,920

Liabilities
Savings and interest-bearing demand deposits	$309,169	$346	0.11%	$275,188	$105	0.04%	$262,954	$136	0.05%
Time deposits	162,245	1,633	1.01%	171,399	1,879	1.10%	180,154	2,095	1.16%
Repurchase agreements & Other	15,749	17	0.11%	18,764	91	0.48%	13,085	58	0.44%
Advances from FHLB	29,996	375	1.25%	24,294	334	1.37%	18,551	339	1.83%
Trust preferred securities	10,310	213	2.07%	17,448	1,071	6.14%	20,620	1,407	6.82%
Total interest-bearing liabilities	527,469	2,584	0.49%	507,093	3,480	0.69%	495,364	4,035	0.81%

Demand deposits	104,426			88,973			78,540
Other liabilities	9,073			16,025			11,316
Total liabilities	640,968			612,091			585,220
Shareholders' equity	78,618			60,186			54,700

Total liabilities and shareholders' equity	$719,586			$672,277			$639,920

Net interest income (tax equivalent basis)		$23,719			$21,316			$21,210

Net interest income as a percent of average interest-earning assets			3.78%			3.62%			3.75%

(1)	Security interest is computed on a tax equivalent basis using a 34 percent statutory tax rate. The tax equivalent adjustment was $0.36 million, $0.37 million and $0.36 million in 2015, 2014 and 2013, respectively.
(2)	Nonaccruing loans and loans held for sale are included in the average balances.
(3)	Loan interest is computed on a tax equivalent basis using a 34 percent statutory tax rate. The tax equivalent adjustment was $0.02 million, $0.02 million and $0.04 million in 2015, 2014 and 2013, respectively.

I.	DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY;
INTEREST RATES AND INTEREST DIFFERENTIAL (Continued)

The following tables set forth the effect of volume and rate changes on interest income and expense for the periods indicated. For purposes of these tables, changes in interest due to volume and rate were determined as follows:

●	Volume Variance - change in volume multiplied by the previous year's rate.
●	Rate Variance - change in rate multiplied by the previous year's volume.
●	Rate/Volume Variance - change in volume multiplied by the change in rate. This variance was allocated to volume variance and rate variance in proportion to the relationship of the absolute dollar amount of the change in each.
●	Interest on non-taxable securities has been adjusted to a fully tax equivalent basis using a statutory tax rate of 34 percent in 2015 and 2014.

	Total
	Variance	Variance Attributable To
($ in thousands)	2015/2014	Volume	Rate
Interest income
Taxable securities	$308	$155	$153
Non-taxable securities	(22)	(27)	5
Federal funds sold	-	-	-
Loans, net of unearned income and deferred fees *	1,221	1,353	(132)
	1,507	1,481	26

Interest expense
Savings and interest-bearing demand deposits	$241	$13	228
Time deposits	(246)	(100)	(146)
Repurchase agreements & Other	(74)	(1)	(73)
Advances from FHLB	41	78	(37)
Trust preferred securities	(858)	(438)	(420)
	(896)	(448)	(447)

Net interest income	$2,403	$1,929	$473

* Interest on non-taxable loans has been adjusted to fully tax equivalent.

II.	INVESTMENT PORTFOLIO

A.	The fair value of securities available for sale as of December 31 in each of the following years are summarized as follows:

($ in thousands)	2015	2014	2013

U.S. Treasury and government agencies	$10,905	$15,307	$11,300
Mortgage-backed securities	61,343	50,740	57,223
State and political subdivisions	17,518	19,170	18,155
Money Market Mutual Fund	-	-	3,092
Marketable equity securities	23	23	23

Total	$89,789	$85,240	$89,793

B.	The maturity distribution and weighted average interest rates of securities available for sale at December 31, 2015, are set forth in the table below. The weighted average interest rates are based on coupon rates for securities purchased at par value and on effective interest rates considering amortization or accretion if the securities were purchased at a premium or discount:

	Maturing
		After One Year	After Five Years
	Within	but within	but within	After
($ in thousands)	One Year	Five Years	Ten Years	Ten Years

U.S. Treasury and government agencies	$100	$683	$1,032	$9,090
Mortgage-backed securities	744	8,765	8,556	43,278
State and political subdivisions	330	1,443	5,367	10,378

Total Securities with maturity	$1,174	$10,891	$14,955	$62,746

Weighted average yield by maturity (1)	2.62%	2.50%	3.18%	2.59%

Marketable equity securities with no maturity	23	-	-	-

Total Securities with no stated maturity	$23	$-	$-	$-

Weighted average yield no maturity (1)	<0.01%	-	-	-

(1) Yields are presented on a tax-equivalent basis.

C.	Excluding those holdings of the investment portfolio in U.S. Treasury securities and other agencies of the U.S. Government, there were no other securities of any one issuer which exceeded 10 percent of the shareholders' equity of the Company at December 31, 2015.

III.	LOAN PORTFOLIO

Types of Loans - Total loans on the balance sheet were comprised of the following classifications at December 31 for the years indicated:

Loans Held for Investment (HFI)	2015	2014	2013	2012	2011
($ in thousands)
Commercial business and agricultural	$130,421	$134,546	$124,578	$123,767	$116,172
Commercial real estate	242,208	217,030	205,301	201,392	187,829
Residential real estate	130,806	113,214	99,620	87,859	87,656
Consumer & other loans	54,224	51,546	47,804	50,371	50,897

Total loans, (HFI) net of unearned income	557,659	516,336	477,303	463,389	442,554

Residential Loans held for sale	7,516	5,168	3,366	6,147	5,238
Total Loans, net of unearned income	$565,175	$521,504	$480,669	$469,536	$447,792

Concentrations of Credit Risk: The Company grants commercial, real estate and installment loans to customers mainly in Northwest Ohio. Commercial loans include loans collateralized by commercial real estate, business assets and, in the case of agricultural loans, crops and farm equipment and the loans are expected to be repaid from cash flow from operations of businesses. As of December 31, 2015, commercial business and agricultural loans made up approximately 23.4 percent of the loan portfolio while commercial real estate loans accounted for approximately 43.4 percent of the loan portfolio. As of December 31, 2015, residential first mortgage loans made up approximately 23.5 percent of the loan portfolio and are secured by first mortgages on residential real estate, with consumer loans to individuals approximately 9.7 percent of the loan portfolio and are primarily secured by consumer assets.

Maturities and Sensitivities of Loans to Changes in Interest Rates: The following table shows the amounts of commercial and agricultural loans outstanding as of December 31, 2015, which, based on remaining scheduled repayments of principal, are due in the periods indicated. Also, the amounts have been classified according to sensitivity to changes in interest rates for commercial and agricultural loans due after one year. (Variable-rate loans are those loans with floating or adjustable interest rates.)

Maturing	Commercial	Commercial
($ in thousands)	Business & Ag.	Real Estate	Total
Within one year	$17,783	$18,324	$36,107
After one year but within five years	45,368	82,917	128,285
After five years	67,270	140,967	208,237

Total Commercial, Commercial RE & Ag.	$130,421	$242,208	$372,629

	Interest Sensitivity
	Fixed	Variable
($ in thousands)	Rate	Rate	Total
Commercial Business and Agricultural
Due after one year but within five years	$19,407	$25,961	$45,368
Due after five years	10,074	57,196	67,270
Total	$29,481	$83,157	$112,638

Commercial Real Estate
Due after one year but within five years	37,879	45,038	82,917
Due after five years	44,454	96,513	140,967
Total	$82,333	$141,551	$223,884

Total Commercial, Commercial RE & Ag.
Due after one year but within five years	57,286	70,999	128,285
Due after five years	54,528	153,709	208,237
Total	$111,814	$224,708	$336,522

III.	LOAN PORTFOLIO (Continued)

Risk Elements: Non-accrual, Past Due, Restructured and Impaired Loans – The following schedule summarizes non-accrual, past due, and restructured loans at December 31 for the years indicated:

($ in thousands)	2015	2014	2013	2012	2011

Loans accounted for on a non-accrual basis	$6,646	$4,609	$4,844	$5,305	$6,900
Accruing loans 90 days past due	-	-	-	-	-
Accruing Troubled Debt Restructurings	1,500	1,384	1,739	1,258	1,334
Total non-performing loans and TDRs	$8,146	$5,993	$6,583	$6,563	$8,234

Listed below is the interest income on impaired and non-accrual loans at December 31 for the years indicated:

	2015	2014
($ in thousands)
Cash basis interest income recognized on impaired loans outstanding	$239	$200
Interest income actually recorded on impaired loans and included in net income for the period	245	206
Unrecorded interest income on non-accrual loans	86	88

Management believes the allowance for loan losses at December 31, 2015 was adequate to absorb any losses on non-performing loans, as the allowance balance is maintained by management at a level considered adequate to cover losses that are probable based on past loss experience, general economic conditions, information about specific borrower situations, including their financial position and collateral values, and other factors and estimates which are subject to change over time.

1.	Non-accrual Policy

The accrual of interest income is discontinued when the collection of a loan or interest, in whole or in part, is doubtful. When interest accruals are discontinued, interest income accrued in the current period is reversed. Loans which are past due 90 days or more as to interest or principal payments are considered for non-accrual status.

2.	Potential Problem Loans

As of December 31, 2015, in addition to the $6.6 million of non-performing loans reported under Item III.C.1. above (which amount includes all loans classified by management as doubtful or loss), there were approximately $1.8 million in other outstanding loans where known information about possible credit problems of the borrowers caused management to have concerns as to the ability of such borrowers to comply with the present loan repayment terms (loans classified as substandard by management) and which may result in disclosure of such loans pursuant to Item III.C.1. at some future date. In regard to loans classified as substandard, management believes that such potential problem loans have been adequately evaluated in the allowance of loan losses.

3.	Foreign Outstandings

None

4.	Loan Concentrations

At December 31, 2015, loans outstanding related to agricultural operations or collateralized by agricultural real estate and equipment aggregated approximately $43.8 million, or 7.9 percent of total loans.

D.	Other Interest-Bearing Assets

There were no other interest-bearing assets as of December 31, 2015 which would be required to be disclosed under Item III.C.1 or Item III.C.2. if such assets were loans.

IV.	SUMMARY OF LOAN LOSS EXPERIENCE

A.	The following schedule presents an analysis of the allowance for loan losses, average loan data and related ratios at December 31 for the years indicated:

($ in thousands)	2015	2014	2013	2012	2011
Loans
Loans outstanding at end of period	$557,659	$516,336	$477,303	$463,389	$442,554

Average loans outstanding during period	$531,614	$501,486	$469,603	$455,516	$438,883

Allowance for loan losses
Balance at beginning of period	$6,771	$6,964	$6,811	$6,529	$6,715
Loans charged-off:
Commercial business and agricultural loans	(497)	(607)	(1)	(400)	(642)
Commercial real estate	(303)	(13)	(111)	(287)	(2,057)
Residential real estate mortgage	(56)	(92)	(264)	(129)	(248)
Consumer loans and other	(96)	(135)	(443)	(512)	(460)
	(952)	(847)	(819)	(1,328)	(3,407)
Recoveries of loans previously charged-off
Commercial business and agricultural loans	29	22	22	48	468
Commercial real estate	3	125	17	50	32
Residential real estate mortgage	29	32	21	86	700
Consumer loans and other	10	25	12	76	27
	71	204	72	260	1,227
Net loans charged-off	(881)	(643)	(747)	(1,068)	(2,180)
Provision for loan losses	1,100	450	900	1,350	1,994
Balance at end of period	$6,990	$6,771	$6,964	$6,811	$6,529

Ratio of net charge-offs to average loans	0.17%	0.13%	0.16%	0.23%	0.50%

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

IV.	SUMMARY OF LOAN LOSS EXPERIENCE (Continued)

B.	The following schedule provides a breakdown of the allowance for loan losses allocated by type of loan and related ratios at December 31 for the years indicated:

		Percentage		Percentage		Percentage		Percentage		Percentage
		of Loans In		of Loans In		of Loans In		of Loans In		of Loans In
		Each		Each		Each		Each		Each
		Category to		Category to		Category to		Category to		Category to
	Allowance	Total	Allowance	Total	Allowance	Total	Allowance	Total	Allowance	Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
($ in thousands)	2015		2014		2013		2012		2011

Commercial and agricultural	$1,118	23.4%	$1,838	26.1%	$2,334	26.1%	$1,747	26.7%	$1,965	26.3%
Commercial real estate	3,886	43.4%	2,857	42.0%	2,708	43.0%	3,034	43.5%	2,880	42.4%
Residential real estate	1,312	23.5%	1,308	21.9%	1,067	20.9%	1,088	19.0%	956	19.8%
Consumer & other loans	674	9.7%	768	10.0%	855	10.0%	942	10.9%	728	11.5%
	$6,990	100.0%	$6,771	100.0%	$6,964	100.0%	$6,811	100.0%	$6,529	100.0%

While management's periodic analysis of the adequacy of the allowance for loan losses may allocate portions of the allowance for specific problem loan situations, the entire allowance is available for any loan charge-offs that occur.

V.	DEPOSITS

The average amount of deposits and average rates paid are summarized as follows for the years ended December 31:

	2015		2014		2013
	Average	Average	Average	Average	Average	Average
($ in thousands)	Amount	Rate	Amount	Rate	Amount	Rate

Savings and interest-bearing demand
deposits	$309,169	0.11%	$275,188	0.04%	$262,954	0.05%
Time deposits	162,245	1.01%	171,399	1.10%	180,154	1.16%
Demand deposits (non-interest-bearing)	104,426	-	88,973	-	78,540	-
	$575,840		$535,560		$521,648

Maturities of time certificates of deposit and other time deposits of $100,000 or more outstanding at December 31, 2015, are summarized as follows:

Amount
($ in thousands)
Three months or less	$13,471
Over three months and through six months	8,073
Over six months and through twelve months	14,612
Over twelve months	35,432

Total	$71,588

VI.	RETURN ON EQUITY AND ASSETS

The ratio of net income to average shareholders' equity and average total assets and certain other ratios are as follows for periods ended December 31:

($ in thousands)	2015	2014	2013

Average total assets	$719,586	$672,277	$639,920
Average shareholders’ equity	$78,618	$60,186	$54,700
Net income	$7,619	$5,263	$5,205
Net income available to common shareholders	$6,663	$5,263	$5,205
Cash dividends declared	$0.20	$0.16	$0.12
Return on average total assets	1.06%	0.78%	0.81%
Return on average shareholders' equity	9.69%	8.74%	9.52%
Dividend payout ratio (1)	14.71%	14.88%	11.26%
Average shareholders' equity to average assets	10.93%	8.95%	8.55%

(1) Cash dividends declared on common shares divided by net income availbel to common.

VII.	SHORT-TERM BORROWINGS

The following information is reported for short-term borrowings for the periods noted:

($ in thousands)	2015	2014	2013

Amount outstanding at end of year	$12,406	$12,740	$14,696
Weighted average interest rate at end of year	0.10%	0.10%	0.11%
Maximum amount outstanding at any month end	$20,306	$20,607	$15,025
Average amount outstanding during the year	$15,749	$17,057	$12,011
Weighted average interest rate during the year	0.11%	0.11%	0.09%

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

Forward-looking statements involve risks and uncertainties. Actual results may differ materially from those predicted by the forward-looking statements because of various factors and possible events, including those risk factors identified below. These risks and uncertainties include, but are not limited to, risks and uncertainties inherent in the national and regional banking industry, changes in economic and political conditions in the market areas in which the Company and its subsidiaries operate, changes in laws, regulations or policies by regulatory agencies, changes in accounting standards and policies, changes in tax laws, fluctuations in interest rates, demand for loans in the market areas in which the Company and its subsidiaries operate, increases in FDIC insurance premiums, changes in the competitive environment, losses of significant customers, geopolitical events, unanticipated litigation, the loss of key personnel and other factors. There is also the risk that the Company’s management or Board of Directors incorrectly analyzes these risks and forces, or that the strategies the Company develops to address them are unsuccessful.

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

Changes in economic and political conditions could adversely affect our earnings through declines in deposits, loan demand, the ability of our customers to repay loans and the value of collateral securing our loans.

Our success depends to a large extent upon local and national economic conditions, as well as governmental fiscal and monetary policies. Conditions such as inflation, recession, unemployment, changes in interest rates, money supply and other factors beyond our control can adversely affect our asset quality, deposit levels and loan demand and, therefore, our earnings and our capital. Economic turmoil in Europe and Asia and changes in oil production in the Middle East affect the economy and stock prices in the United States, which can affect our earnings and capital and the ability of our customers to repay loans. Because we have a significant amount of real estate loans, additional decreases in real estate values could adversely affect the value of property used as collateral and our ability to sell the collateral upon foreclosure. Adverse changes in the economy may also have a negative effect on the ability of our borrowers to make timely repayments of their loans, which would have an adverse impact on our earnings and cash flows. In addition, our lending and deposit gathering activities are concentrated primarily in Northwest Ohio. As a result, our success depends in large part on the general economic conditions of these areas, particularly given that a significant portion of our lending relates to real estate located in this region. Therefore, adverse changes in the economic conditions in these areas could adversely impact our earnings and cash flows.

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

Our results of operations are affected principally by net interest income, which is the difference between interest earned on loans and investments and interest expense paid on deposits and other borrowings. The spread between the yield on our interest-earning assets and our overall cost of funds has been compressed in the recent low interest rate environment, and our net interest income may continue to be adversely impacted by an extended period of continued low rates. We cannot predict or control changes in interest rates. National, regional and local economic conditions and the policies of regulatory authorities, including monetary policies of the Federal Reserve Board, affect the movement of interest rates and our interest income and interest expense. If the interest rates paid on deposits and other borrowed funds increase at a faster rate than the interest rates received on loans and other investments, our net interest income, and therefore earnings, could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowed funds.

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

The FDIC insures deposits at FDIC insured financial institutions, including State Bank. The FDIC charges the insured financial institutions premiums to maintain the Deposit Insurance Fund at a certain level. During 2008 and 2009, there were higher levels of bank failures which dramatically increased resolution costs of the FDIC and depleted the deposit insurance fund. The FDIC collected a special assessment in 2009 to replenish the Deposit Insurance Fund and also required a prepayment of an estimated amount of future deposit insurance premiums. If the costs of future bank failures increase, deposit insurance premiums may also increase. In addition, the FDIC has proposed changes to its assessment system for banks with less than $10 billion in assets that have been insured by the FDIC for at least five years. It is unclear how a final new assessment system might impact Civista’s deposit insurance premiums in the future.

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

The Dodd-Frank Act was signed into law on July 21, 2010, and, although it became generally effective in July 2010, many of its provisions have extended implementation periods and delayed effective dates and have and will continue to require extensive rulemaking by regulatory authorities. In addition, we may be subjected to higher deposit insurance premiums to the FDIC. We may also be subject to additional regulations under the newly established Consumer Financial Protection Bureau, which was given broad authority to implement new consumer protection regulations. These and other provisions of the Dodd-Frank Act, including future rules implementing its provisions and the interpretation of those rules, may place significant additional costs on us, impede our growth opportunities and place us at a competitive disadvantage. In addition, we cannot predict whether there will be additional new laws or regulations that might affect the Company and result in material adverse effects on our financial condition and results of operations.

Changes in tax laws could adversely affect our performance.

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

We are dependent primarily upon the earnings of our operating subsidiaries for funds to pay dividends on our common and depository shares. The payment of dividends by us is also subject to regulatory restrictions. As a result, any payment of dividends in the future will be dependent, in large part, on our ability to satisfy these regulatory restrictions and our subsidiaries’ earnings, capital requirements, financial condition and other factors. There can be no assurance as to if or when the Company may pay dividends or as to the amount of any dividends which may be declared and paid to shareholders in future periods. Failure to pay dividends on our shares could have a material adverse effect on the market price of our shares.

A limited trading market exists for our common shares and depository shares which could lead to price volatility.

Your ability to sell or purchase our common and depository shares depends upon the existence of an active trading market for our common shares. While our common and depository shares are quoted on the NASDAQ Capital Market, they trade infrequently. As a result, you may be unable to sell or purchase our shares at the volume, price and time you desire. The limited trading market for our shares may cause fluctuations in the market value of our shares to be exaggerated, leading to price volatility in excess of that which would occur in a more active trading market.

The market price of our common and depository shares may be subject to fluctuations and volatility.

The market price of our common and depository shares may fluctuate significantly due to, among other things, changes in market sentiment regarding our operations, financial results or business prospects, the banking industry generally or the macroeconomic outlook. Factors that could impact trading prices include:

●	our operating and financial results, including how those results vary from the expectations of management, securities analysts and investors;

●	developments in our business or operations or in the financial sector generally;

●	any future offerings by us of debt or preferred shares, which would be senior to our common shares upon liquidation and for purposes of dividend distributions;

●	legislative or regulatory changes affecting our industry generally or our business and operations specifically;

●	the operating and stock price performance of companies that investors consider to be comparable to us;

●	announcements of strategic developments, acquisitions and other material events by us or our competitors;

●	expectations of (or actual) equity dilution, including the actual or expected dilution to various financial measures, including earnings per share, that may be caused by any future offering and/or sale of additional securities of the Company;

●	actions by our current shareholders, including future sales of common shares by existing shareholders, including our directors and executive officers; and

●	other changes in U.S. or global financial markets, global economies and general market conditions, such as interest or foreign exchange rates, stock, commodity, credit or asset valuations or volatility.

Equity markets in general and our shares in particular have experienced volatility over the past few years. The market price of our shares may continue to be subject to volatility unrelated to our operating performance or business prospects. Increased volatility could result in a decline in the market price of our shares.

Investors could become subject to regulatory restrictions upon ownership of our common shares.

Under the federal Change in Bank Control Act, a person may be required to obtain prior approval from the Federal Reserve before acquiring 10% or more of our common shares or the power to directly or indirectly control our management, operations, or policies.

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

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make significant estimates that affect the financial statements. Two of our most critical estimates are the level of the allowance for loan losses and the accounting for goodwill and other intangibles. Because of the inherent nature of these estimates, we cannot provide complete assurance that we will not be required to adjust earnings for significant unexpected loan losses, nor that we will not recognize a material provision for impairment of our goodwill. For additional information regarding these critical estimates, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations beginning on page 34 of this Annual Report on Form 10-K.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties.

The Company’s principal executive offices are located at 401 Clinton Street, Defiance, Ohio. This facility is owned by State Bank, and a portion of the facility is used as a retail banking center. In addition, State Bank owns the land and buildings occupied by 19 of its banking centers and leases one other property used as a banking center. The Company also occupies office space from various parties for multiple business purposes on varying lease terms. There is no outstanding mortgage debt on any of the properties which the Company owns. The Dublin and Findlay banking centers were opened during 2015, and the Bowling Green banking center was purchased in 2015 and will open in the fourth quarter of 2016.

Listed below are the banking centers, loan production offices and service facilities of the Company and their addresses, all of which are located in Allen, Defiance, Fulton, Franklin, Hancock, Lucas, Paulding, Seneca, Williams and Wood counties of Ohio, Allen and Steuben counties of Indiana and Ingham and Monroe counties of Michigan:

Description/Address		Leased/ Owned	Deposits 12/31/15

Main Banking Center & Corporate Office
401	Clinton Street, Defiance, OH	Owned	$159,767

Banking Centers/Drive-Thru's
1419	West High Street, Bryan, OH	Owned	32,911
1232	Main Street, Bowling Green, OH	Owned	N/A
510	Third Street, Defiance, OH (Drive-thru)	Owned	N/A
1600	North Clinton Street, Defiance, OH	Leased	32,622
312	Main Street, Delta, OH	Owned	12,766
4080	West Dublin Granville Road, Dublin, OH	Owned	13,530
211	East Lincoln Street, Findlay, OH	Owned	2,355
12832	Coldwater Road, Fort Wayne, IN	Owned	16,382
235	Main Street, Luckey, OH	Owned	41,651
133	East Morenci Street, Lyons, OH	Owned	20,185
930	West Market Street, Lima, OH	Owned	34,200
1201	East Main Street, Montpelier, OH	Owned	38,944
218	North First Street, Oakwood, OH	Owned	20,432
220	North Main Street, Paulding, OH	Owned	38,548
610	East South Boundary Street, Perrysburg, OH	Owned	12,372
119	South State Street, Pioneer, OH	Owned	28,761
6401	Monroe Street, Sylvania, OH	Owned	29,613
311	Main Street, Walbridge, OH	Owned	26,525
515	Parkview, Wauseon, OH	Owned	24,889

Loan Production Offices
908	North Wayne Street, Suite A, Angola, IN	Leased	-
68	North High Street, Bldg. E, Ste. 105, New Albany, OH	Leased	-
206	South Washington Street, Tiffin, OH	Leased	-
8194	Secor Road, Lambertville, MI	Leased	-

Service Facilities (RDSI/DCM/SBT)
112	East Jackson Street, West Unity, OH	Owned	N/A
104	Depot Street, Archbold, OH	Leased	N/A
105	East Holland Street, Archbold, OH	Leased	N/A
3125	Pine Tree Road, Suite 3D, Lansing, MI	Leased	N/A

	Total Deposits		$586,453

The Company’s subsidiaries have several noncancellable leases for business use that expire over the next ten years. Aggregate rental expense for these leases was $0.14 and $0.31 million for the years ended December 31, 2015, and 2014, respectively. Future minimum lease payments under operating leases are:

($ in thousands)
2016	$135
2017	111
2018	102
2019	103
2020	103
Thereafter	104

Total Lease Payments	$658

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

Item 4. Mine Safety Disclosures.

Not Applicable

Supplemental Item: Executive Officers of the Registrant

The following table lists the names and ages of the executive officers of the Company as of February 29, 2015, the positions presently held by each executive officer and the business experience of each executive officer during the past five years. Unless otherwise indicated, each person has held his principal occupation(s) for more than five years.

Name	Age	Position(s) Held with the Company and its Subsidiaries and Principal Occupation(s)
Mark A. Klein	61	Chairman of the Company since April 2015; Director of the Company since February 2010; President and Chief Executive Officer of the Company since January 2010 and of The State Bank since January 2006; Director of State Bank since 2006; President of RDSI since October 2011; Member of State Bank Investment Committee since March 2007.

Anthony V. Cosentino	54	Executive Vice President and Chief Financial Officer of the Company and State Bank since March 2010; Chief Financial Officer of RDSI since October 2011; Member of State Bank Investment Committee since June 2010.
Jonathan R. Gathman	42	Executive Vice President and Senior Lending Officer of the Company since October 2005; Senior Vice President and Commercial Lending Manager from June 2005 through October 2005; Vice President and Commercial Lender from February 2003 through June 2005. Began working for State Bank in May 1996.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common shares are traded on the NASDAQ Capital Market under the symbol “SBFG” and there were 4,890,886 shares outstanding as of December 31, 2015. These common shares were held by approximately 1,400 record holders. Our depository shares representing a 1/100th interest in our preferred shares, Series A, are traded on the NASDAQ Capital Market under the symbol ”SBFGP” and there were 1,500,000 depository shares outstanding as of December 31, 2015. On or after the fifth anniversary of the issue date of the Series A Preferred Shares (December 23, 2019), the Company may require all holders of Series A Preferred Shares (and, therefore, depository shares) to convert their shares into common shares of the Company provided the Company’s common share price exceeds 120 percent of $10.34. At December 31, 2015, the aggregate number of common shares issuable upon the conversion of outstanding Series A Preferred Shares was 1,451,377.

The following table presents quarterly market price information and cash dividends paid per share for our common shares for 2015 and 2014:

	Year Ending
	December 31, 2015			December 31, 2014
Quarter ended:	High	Low	Dividend	High	Low	Dividend
March 31	$11.25	$9.18	$0.045	$9.00	$7.75	$0.035
June 30	11.87	10.40	0.050	8.75	7.71	0.040
September 30	11.45	9.51	0.050	9.20	8.06	0.040
December 31	11.75	9.95	0.055	9.70	8.50	0.045

Payment of dividends by State Bank may be restricted at any time at the discretion of the regulatory authorities, if they deem such dividends to constitute an unsafe and/or unsound banking practice. These provisions could have the effect of limiting the Company’s ability to pay dividends on its outstanding shares. Moreover, the Federal Reserve Board expects the Company to serve as a source of strength to its subsidiary banks, which may require it to retain capital for further investment in the subsidiary, rather than for dividends to shareholders of the Company.

	Period Ending
Index	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15
SB Financial Group, Inc.	100.00	66.25	163.98	201.33	244.73	295.54
NASDAQ Composite	100.00	99.21	116.82	163.75	188.03	201.40
NASDAQ Bank	100.00	89.50	106.23	150.55	157.95	171.92

Source : SNL Financial LC, Charlottesville, VA
© 2016
www.snl.com

The following table provides information regarding SB Financial’s purchases of its common shares during the period ended 2015:

	Total Number of	Average
	Shares	Price Paid
Period	Purchased	per Share

May 2015	186	$10.90

There were no common shares repurchased by the Company in 2014.

Item 6. Selected Financial Data

Financial Highlights

Year Ended December 31

($ in thousands except per share data)

EARNINGS	2015	2014	2013	2012	2011
Interest income	$25,927	$24,408	$24,848	$26,122	$27,509
Interest expense	2,584	3,480	4,035	5,390	6,798
Net interest income	23,343	20,928	20,813	20,732	20,711
Provision for loan losses	1,100	450	900	1,350	1,994
Noninterest income	15,707	12,827	14,046	14,845	13,857
Noninterest expense	26,927	25,957	26,511	27,484	30,253
Provision for income taxes	3,404	2,085	2,243	1,929	658
Net income	7,619	5,263	5,205	4,814	1,664
Preferred stock dividends	956	-	-	-	-
Net income available to common	6,663	5,263	5,205	4,814	1,664

PER SHARE DATA
Basic earnings	$1.36	$1.08	$1.07	$0.99	$0.34
Diluted earnings	1.19	1.07	1.07	0.99	0.34
Cash dividends declared	0.20	0.16	0.12	-	-
Total equity per share	12.81	11.96	11.55	10.96	9.86

AVERAGE BALANCES
Average total assets	$719,586	$672,277	$639,920	$638,035	$643,528
Average equity	78,618	60,186	54,700	50,300	47,035

RATIOS
Return on average total assets	1.06%	0.78%	0.81%	0.75%	0.26%
Return on average equity	9.69	8.74	9.52	9.57	3.54
Cash dividend payout ratio*	14.75	14.81	11.21	-	-
Average equity to average assets	10.93	8.95	8.55	7.88	7.31

PERIOD END TOTALS
Total assets	$733,071	$684,228	$631,754	$638,234	$628,664
Total investments; fed funds sold	89,789	85,240	89,793	98,702	111,978
Total loans and leases	557,659	516,336	477,303	463,389	442,554
Loans held for sale	7,516	5,168	3,366	6,147	5,238
Allowance for loan losses	6,990	6,771	6,964	6,811	6,529
Total deposits	586,453	550,906	518,234	527,001	518,765
Notes payable	-	-	589	1,702	2,788
Advances from FHLB	35,000	30,000	16,000	21,000	12,776
Trust preferred securities	10,310	10,310	20,620	20,620	20,620
Total equity	81,241	75,683	56,269	53,284	47,932

*Cash dividends divided by net income

Quarterly Financial Information (unaudited)

Year ended December 31

($ in thousands except per share data)

2015	December	September	June	March

Interest income	$6,622	$6,717	$6,414	$6,174
Interest expense	646	644	651	643
Net interest income	5,976	6,073	5,763	5,531
Provision for loan losses	150	100	500	350
Non-interest income	3,716	3,952	4,443	3,596
Non-interest expense	6,839	6,626	6,818	6,644
Income tax expense	835	1,035	897	637
Net income	$1,868	$2,264	$1,991	$1,496
Preferred share dividend	244	244	244	225
Net income available to common	$1,624	$2,020	$1,747	$1,271

Basic earnings per share	$0.33	$0.41	$0.36	$0.26
Diluted earnings per share	0.29	0.35	0.31	0.23
Dividends per share	0.055	0.05	0.05	0.045

2014	December	September	June	March

Interest income	$6,190	$6,321	$6,156	$5,741
Interest expense	685	971	908	916
Net interest income	5,505	5,350	5,248	4,825
Provision for loan losses	150	150	150	-
Non-interest income	3,163	3,809	3,295	2,560
Non-interest expense	6,363	6,888	6,627	6,079
Income tax expense	630	608	521	326
Net income	$1,525	$1,513	$1,245	$980

Basic earnings per share	$0.31	$0.31	$0.26	$0.20
Diluted earnings per share	0.30	0.31	0.25	0.20
Dividends per share	0.045	0.04	0.04	0.035

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

The following discussion provides a review of the consolidated financial condition and results of operations of SB Financial and its subsidiaries (collectively, the “Company”). This discussion should be read in conjunction with the Company’s consolidated financial statements and related footnotes as of and for the years ended December 31, 2015 and 2014.

Strategic Discussion

The focus and strategic goal of the Company is to grow into a top decile (>90th percentile) independent financial services company. We intend to achieve that goal by succeeding at the five key initiatives we have adopted.

Increase profitability through ongoing diversification of revenue streams: For the twelve months ended December 31, 2015, the Company generated $15.7 million in revenue from “fee based” products, or 40.2 percent of total operating revenue. These revenue sources include fees generated from saleable residential mortgage loans, retail deposit products, wealth management division, saleable business-based loans (small business and farm service) and fees generated by our wholly-owned item processing subsidiary (RDSI).

Strengthen our penetration in all markets served: Over our 113 year history of continuous operation in Northwest Ohio, we have established a significant presence in our traditional markets in Defiance, Fulton, Paulding and Williams counties in Ohio. In our newer markets of Columbus, Findlay, Toledo (Ohio) and Ft. Wayne (Indiana), our current market penetration is minimal but we believe our potential for growth is significant. During 2015, we expanded our presence into Columbus (Dublin), Ohio and Findlay, Ohio with new banking center openings.

Expand product utilization by new and existing customers: As of December 31, 2015, we served 26,076 households and provided 57,118 products to these households. Our strategy is to continue to expand the scope of our relationship with each household via our dynamic “on-boarding” process. Proactively identifying client needs is a key ingredient of our value proposition.

Deliver gains in operational excellence: Our management team believes that becoming and remaining a high-performance financial services company will depend upon seamlessly and consistently delivering operational excellence. This excellence is demonstrated by the Company’s leadership in the origination and servicing of residential mortgage loans. As of December 31, 2015, the Company serviced 5,632 loans with a principal balance of $772.5 million.

Sustain asset quality: As of December 31, 2015, the Company was near the top quartile of our peer group in asset quality metrics. Specifically, total non-performing assets were $8.4 million, or 1.15 percent of total assets. Total delinquent loans at December 31, 2015 were 1.09 percent of total loans.

Critical Accounting Policies

The accounting and reporting policies of SB Financial are in accordance with generally accepted accounting principles in the United States and conform to general practices within the banking industry. The Company’s significant accounting policies are described in detail in the notes to the Company’s consolidated financial statements for the years ended December 31, 2015 and 2014. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. The Company’s financial position and results of operations can be affected by these estimates and assumptions and are integral to the understanding of reported results. Critical accounting policies are those policies that management believes are the most important to the portrayal of the Company’s financial condition and results, and they require management to make estimates that are difficult, subjective or complex.

Allowance for Loan Losses: The allowance for loan losses provides coverage for probable losses inherent in the Company’s loan portfolio. Management evaluates the adequacy of the allowance for loan losses each quarter based on changes, if any, in the nature and amount of problem assets and associated collateral, underwriting activities, loan portfolio composition (including product mix and geographic, industry or customer-specific concentrations), trends in loan performance, regulatory guidance and economic factors. This evaluation is inherently subjective, as it requires the use of significant management estimates. Many factors can affect management’s estimates of specific and expected losses, including volatility of default probabilities, rating migrations, loss severity and economic and political conditions. The allowance is increased through provisions charged to operating earnings and reduced by net charge-offs.

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

Goodwill and Other Intangibles: The Company records all assets and liabilities acquired in purchase acquisitions, including goodwill and other intangibles, at fair value as required. Goodwill is subject, at a minimum, to annual tests for impairment. Other intangible assets are amortized over their estimated useful lives using straight-line and accelerated methods, and are subject to impairment if events or circumstances indicate a possible inability to realize the carrying amount. The initial goodwill and other intangibles recorded and subsequent impairment analysis requires management to make subjective judgments concerning estimates of how the acquired asset will perform in the future. Events and factors that may significantly affect the estimates include, among others, customer attrition, changes in revenue growth trends, specific industry conditions and changes in competition.

Earnings Summary

Net income for 2015 was $7.62 million, and net income available to common shareholders was $6.66 million or $1.19 per diluted share, compared with net income and net income available to common of $5.26 million, or $1.07 per diluted share for 2014. State Bank reported net income for 2015 of $8.37 million, which was up from the $6.95 million in net income in 2014. RDSI reported a net loss for 2015 of $3 thousand, compared to a net loss of $180 thousand reported for 2014.

Positive results for 2015 included loan growth of $41.3 million, and deposit growth of $35.5 million. Both of these factors contributed to a net interest margin of 3.78 percent, which was up 16 basis points from 2014. The mortgage banking business line continues to grow, with residential real estate loan production of $323 million for the year, resulting in $6.3 million of revenue from gains on sale. The level of mortgage origination was up from the $220 million in 2014. The Company’s loans serviced for others ended the year at $773 million.

Operating revenue was up compared to the prior year by $5.2 million, or 15.7 percent, due to higher mortgage volume, SBA gains and $41.3 million in balance sheet loan growth. Net interest margin for 2015 was 3.78 percent, up 16 basis point from 2014.

Operating expense was up compared to the prior year by $0.97 million, or 3.7 percent, due to higher mortgage volumes, fringe benefit cost increases and higher staffing levels. Net charge-offs for 2015 of $0.88 million resulted in a loan loss provision of $1.1 million, which was up from the $0.64 and $0.45 million respectively in 2014.

Changes in Financial Condition

Total assets at December 31, 2015, were $733.1 million, compared to $684.2 million at December 31, 2014. Loans (excluding loans held for sale) were $557.7 million at December 31, 2015, compared to $516.3 million at December 31, 2014. Total deposits were $586.4 million at December 31, 2015, compared to $550.9 million at December 31, 2014.

Total equity was $81.2 million at December 31, 2015, up from $75.7 million at December 31, 2014. The $5.5 million increase in equity, which reflected a 7.3 percent increase over 2014 was due to net income less shareholder dividends of $1.0 million.

Results of Operations

	Year Ended December 31,
($ in thousands except per share data)	2015	2014	% Change
Total assets	$733,071	$684,228	7.1%
Total investments	89,789	85,240	5.3%
Loans held for sale	7,516	5,168	45.4%
Loans, net of unearned income	557,659	516,336	8.0%
Allowance for loan losses	6,990	6,771	3.2%
Total deposits	586,453	550,906	6.5%

Total operating revenue	$39,050	$33,755	15.7%
Net interest income	23,343	20,928	11.5%
Loan loss provision	1,100	450	144.4%
Non-interest income	15,707	12,827	22.5%
Non-interest expense	26,927	25,957	3.7%
Net income	7,619	5,263	44.8%
Net income available to common shareholders	6,663	5,263	26.6%
Diluted earnings per share	1.19	1.07	11.3%

Net Interest Income	Year Ended December 31,
($ in thousands)	2015	2014	% Change
Net interest income	$23,343	$20,928	11.5%

Net interest income was $23.3 million for 2015 compared to $20.9 million for 2014, an increase of $2.4 million or 11.5 percent. Average earning assets increased to $628.0 million in 2015, compared to $589.3 million in 2014, an increase of $38.7 million or 6.6 percent due to loan volume. The consolidated 2015 full-year net interest margin increased 16 basis points to 3.78 percent compared to 3.62 percent for the full year of 2014. In the third quarter of 2014, the Company redeemed its fixed rate trust preferred securities prior to maturity, which impacted the full year improvement in net interest margin by 14 basis points.

Provision for Loan Losses of $1.1 million was taken in 2015 compared to $0.45 million taken for 2014. The $0.65 million increase was due to the higher level of charge-offs and the deterioration in the Company’s non-performing asset levels. For 2015, net charge-offs totaled $0.88 million, or 0.17 percent of average loans. This charge-off level was higher than 2014, in which net charge-offs were $0.64 million or 0.13 percent of average loans.

Non-interest Income	Year Ended December 31,
($ in thousands)	2015	2014	% Change
Total non-interest income	$15,707	$12,827	22.5%

Data service fees	1,190	1,289	-7.7%
Wealth management fees	2,606	2,630	-0.9%
Customer service fees	2,779	2,691	3.3%
Gains on sale of residential loans	6,264	4,228	48.2%
Gains on sale of other loans	947	321	195.0%
Mortgage loan servicing fees, net	1,025	731	40.2%
Gains on sale of securities	-	160	-100.0%
Other	896	777	15.3%

Total non-interest income was $15.7 million for 2015 compared to $12.8 million for 2014, representing a $2.9 million, or 22.5 percent increase year-over-year. This increase was driven by a 38 percent increase in gains on sale of residential real estate loans and a 195 percent increase in other loan sale gains. The Company sold $271 million of originated mortgages into the secondary market, which allowed for our serviced loan portfolio to grow to $773 million at December 31, 2015 from $666 million at December 31, 2014.

Data servicing fees from RDSI continued to decline, and were down 8 percent in 2015, due to lower check processing volume and client losses. Customer service fees increased during 2015 due to changes in the Company’s deposit products.

Other income increased due to gains on sales of assets and swap income.

Non-interest Expense	Year Ended December 31,
($ in thousands)	2015	2014	% Change
Total non-interest expense	$26,927	$25,957	3.7%

Salaries & employee benefits	14,917	13,185	13.1%
Professional fees	1,663	1,703	-2.3%
Occupancy & equipment expense	4,166	4,612	-9.7%
Marketing expense	594	564	5.3%
All other	5,587	5,893	-5.2%

Total non-interest expense was $26.9 million for 2015 compared to $26.0 million for 2014, representing a $0.97 million, or 3.7 percent year-over-year. Included in the 2014 expense totals was $0.33 million related to the trust preferred prepayment penalty. Total full-time equivalent headcount (FTE) ended 2015 at 214, which was up 24 from year end 2014.

Salaries and benefits were driven by higher personnel and incentive costs due to mortgage and SBA loan sales. Occupancy costs were down as computer equipment purchased in 2010 has been fully expenses and is still operational.

Balance Sheet
($ in thousands)	Year Ended December 31,
Total Loans	2015	2014	% Change
Commercial	$86,586	$88,329	-2.0%
Commercial real estate	242,208	217,030	11.6%
Agricultural	43,835	46,217	-5.2%
Residential real estate	130,806	113,214	15.5%
Consumer & Other	54,224	51,546	5.2%

Total loans, net of unearned income	$557,659	$516,336	8.0%

Total loans, held for sale	$7,516	$5,168	45.4%

Total Deposits	2015	2014	% Change
Non interest bearing demand	$113,113	$97,853	15.6%
Interest bearing demand	126,443	121,043	4.5%
Savings & money market	187,859	168,709	11.4%
Time deposits	159,038	163,301	-2.6%

Total deposits	$586,453	$550,906	6.5%

Loans increased $41.3 million, or 8.0 percent, to $557.7 million at December 31, 2015. The largest component of this increase was in commercial real estate loans which rose $25.2 million followed by residential real estate and consumer which rose $17.6 million and $2.7 million, respectively.

Deposits increased $35.5 million, or 6.5 percent, to $586.4 million at December 31, 2015. Deposit growth for the year included $15.3 million in non-interest demand deposits and $19.3 million in savings deposits.

Asset Quality	Year Ended December 31,
($ in thousands)	2015	2014	% Change
Non-accruing loans	$6,646	$4,608	44.2%
Accruing restructured loans (TDR's)	1,500	1,385	8.3%
OREO & Repossessed assets	286	285	0.4%
Non-performing assets	8,432	6,278	34.3%
Net charge-offs	881	643	37.0%
Loan loss provision	1,100	450	144.4%
Allowance for loan losses	6,990	6,771	3.2%

Non-performing assets/total assets	1.15%	0.92%	25.4%
Net charge-offs/average loans	0.13%	0.13%	0.0%
Allowance/loans	1.25%	1.31%	-4.4%
Allowance/non-performing loans	85.81%	112.98%	-24.1%

Non-performing assets consisting of loans and OREO (Other Real Estate Owned) and accruing TDRs totaled $8.4 million, or 1.15 percent of total assets at December 31, 2015, an increase of $2.2 million or 34.3 percent from 2014. Net charge-offs were also up during 2015 at $0.88 million, which was a $0.24 million increase compared to 2014. The Company’s loan loss allowance at December 31, 2015, now covers non-performing loans at 86 percent, down from 113 percent at December 31, 2014.

Stockholders’ equity at December 31, 2015, was $81.2 million or 11.08 percent of total assets compared to $75.7 million or 11.06 percent of total asssets at December 31, 2014. The equity balances for 2014 included the net impact of the Company’s capital raise, which closed in December 2014 and added $14.0 million to total equity through the public offering of depository shares representing 1/100th interest in our 6.50 percent Noncumulative Convertible Preferred Shares, Series A.

Regulatory capital reporting is required for State Bank only, as the Company is now exempt from quarterly regulatory capital level measurement. As of December 31, 2015, State Bank met all requirements for well capitalized (See Note 13).

Goodwill and Intangibles: The Company completed its most recent annual goodwill impairment test as of December 31, 2015. The first step impairment test compares the fair value of the reporting unit with the carrying value, including goodwill. The reporting unit is State Bank. RDSI has no remaining goodwill. At December 31, 2015, State Bank passed step one, which indicated no impairment.

The fair value testing of Goodwill and Intangibles was conducted pursuant to ASC Topic 350 and utilized Company-prepared projections of cash flows, historical financial results and market based comparisons. These inputs were used to evaluate the expected future cash flows of the business and those results determined the fair value of the Goodwill and Intangibles.

Management plans to purchase additional premises and equipment to meet the current and future needs of the Company’s customers. These purchases, including buildings and improvements and furniture and equipment (which includes computer hardware, software, office furniture and license agreements), are currently expected to total approximately $2.5 million for the Company during 2016. These capital expenditures and purchases are expected to be funded by cash on hand and from cash generated from current operations.

Liquidity

Liquidity relates primarily to the Company’s ability to fund loan demand, meet deposit customers’ withdrawal requirements and provide for operating expenses. Sources used to satisfy these needs consist of cash and due from banks, interest bearing deposits in other financial institutions, securities available for sale, loans held for sale, and borrowings from various sources. The assets, excluding the borrowings, are commonly referred to as liquid assets. Liquid assets were $117.8 million at December 31, 2015, compared to $118.6 million at December 31, 2014.

The Company’s commercial real estate, first mortgage residential, agricultural and multi-family mortgage portfolio of $416.8 million at December 31, 2015, can and has been readily used to collateralize borrowings, which is an additional source of liquidity. Management believes the Company’s current liquidity level, without these borrowings, is sufficient to meet its current and anticipated liquidity needs. At December 31, 2015, all eligible commercial real estate, residential first, multi-family mortgage and agricultural loans were pledged under an Federal Home Loan Bank (FHLB) blanket lien.

Significant additional off-balance-sheet liquidity is available in the form of FHLB advances, unused federal funds lines from correspondent banks and the national certificate of deposit market. Management expects the risk of changes in off-balance-sheet arrangements to be immaterial to earnings. Based on the current collateralization requirements of the FHLB, approximately $31.1 million of additional borrowing capacity existed at December 31, 2015.

At December 31, 2015 and 2014, the Company had $15.0 and $14.0 million in federal funds lines available, respectively. The Company also had $27.7 million in unpledged securities at December 31, 2015, that may be used to pledge for additional borrowings.

The cash flow statements for the periods presented provide an indication of the Company’s sources and uses of cash as well as an indication of the ability of the Company to maintain an adequate level of liquidity. A discussion of the cash flow statements for 2015 and 2014 follows:

The Company experienced positive cash flows from operating activities in 2015 and 2014. Net cash from operating activities was $8.6 million and $5.0 million for the years ended December 31, 2015 and 2014, respectively. Significant operating items for 2015 included gain on sale of loans ($7.2 million) and net income ($7.6 million). Net proceeds from sales of loans held for sale and loans originated and held for sale were a positive $16.2 million.

The Company experienced negative cash flows from investing activities in 2015 and 2014. Net cash used in investing activities was $54.7 million and $36.6 million for the years ended December 31, 2015 and 2014, respectively. The changes for 2015 include the purchase of available-for-sale securities of $26.3 million, and net increase in loans of $42.3 million. The changes for 2014 include the purchase of available-for-sale securities of $26.1 million and net increase in loans of $40.0 million. The Company had proceeds from repayments, maturities, sales and calls of securities of $20.3 million and $31.0 million in 2015 and 2014, respectively. The Company had proceeds from sales of premises and foreclosed assets of $0.8 million and $0.3 million in 2015 and 2014, respectively.

The Company experienced positive cash flows from financing activities in 2015 and 2014. Net cash in financing activities was $38.3 million in 2015 and $46.7 million in 2014. Positive $35.5 million $32.6 million is attributable to the change in deposits for 2015 and 2014, respectively. In 2014, the Company provided cash of $14.0 million from a preferred capital raise, and repaid trust preferred securities in the amount of $10.6 million.

The Company uses an economic value of equity (“EVE”) analysis to measure risk in the balance sheet incorporating all cash flows over the estimated remaining life of all balance sheet positions. The EVE analysis calculates the net present value of the Company’s assets and liabilities in rate shock environments that range from -400 basis points to +400 basis points. The likelihood of a decrease in rates was considered to be remote given the current interest rate environment and therefore, only the minus 100 basis point rate change was included for 2015 and 2014. The results of this analysis are reflected in the following tables.

December 31, 2015 Economic Value of Equity ($’s in thousands)

Change in Rates	$ Amount	$ Change	% Change
+400 basis points	$137,575	$16,287	13.43%
+300 basis points	135,269	13,981	11.53%
+200 basis points	131,535	10,247	8.45%
+100 basis points	127,022	5,734	4.73%
Base Case	121,288	-	-
-100 basis points	114,630	(6,657)	(5.49%)

December 31, 2014 Economic Value of Equity ($’s in thousands)

Change in Rates	$ Amount	$ Change	% Change
+400 basis points	$128,975	$18,443	16.69%
+300 basis points	126,167	15,635	14.14%
+200 basis points	122,675	12,142	10.99%
+100 basis points	117,985	7,453	6.74%
Base Case	110,532	-	-
-100 basis points	105,296	(5,236)	(4.74%)

Tabular Disclosure of Contractual Obligations

The following table details the Company’s contractual obligations as of December 31, 2015, which were comprised of long-term debt obligations, other debt obligations, operating lease obligations and other long-term liabilities. Long-term debt obligations are comprised of FHLB Advances of $35.0 million. Other debt obligations are comprised of Trust Preferred securities of $10.3 million. The Other long-term liabilities include time deposits of $159.0 million.

	Payment due by period
($ in thousands) Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years

Long-Term Debt Obligations	$35,000	$14,000	$14,500	$6,500	$-

Other Debt Obligations	10,310	-	-	-	10,310

Operating Lease Obligations	658	135	213	206	104

Other Long-Term Liabilities Reflected on the Registrant's Balance Sheet under GAAP	156,038	75,593	59,520	23,394	531

Total	$205,006	$89,728	$74,233	$30,100	$10,945

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

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

There are several ways an institution can manage interest rate risk including: 1) matching repricing periods for new assets and liabilities, for example, by shortening or lengthening terms of new loans, investments, or liabilities; 2) selling existing assets or repaying certain liabilities; and 3) hedging existing assets, liabilities, or anticipated transactions. An institution might also invest in more complex financial instruments intended to hedge or otherwise change interest rate risk. Interest rate swaps, futures contracts, options on futures contracts, and other such derivative financial instruments can be used for this purpose. Because these instruments are sensitive to interest rate changes, they require management’s expertise to be effective. The Company has not purchased derivative financial instruments in the past, but during 2015 and 2014 the Company entered into interest rate swap agreements as an accommodation to certain loan customers. See Note 6 to the financial statements. The Company may purchase such instruments in the future if market conditions are favorable.

The following table details quantitative disclosures of market risk and provides information about the Company’s financial instruments used for purposes other than trading that are sensitive to changes in interest rates as of December 31, 2015. The table does not present when these items may actually reprice. For loans receivable, securities, and liabilities with contractual maturities, the table presents principal cash flows and related weighted-average interest rates by contractual maturities as well as the historical impact of interest rate fluctuations on the prepayment of loans and mortgage backed securities. For core deposits (demand deposits, interest-bearing checking, savings, and money market deposits) that have no contractual maturity, the table presents principal cash flows and applicable related weighted-average interest rates based upon the Company’s historical experience, management’s judgment and statistical analysis, as applicable, concerning their most likely withdrawal behaviors. The current historical interest rates for core deposits have been assumed to apply for future periods in this table as the actual interest rates that will need to be paid to maintain these deposits are not currently known. Weighted average variable rates are based upon contractual rates existing at the reporting date.

Principal/Notional Amount Maturing or Assumed to be Withdrawn In:

($ in thousands)	2016	2017	2018	2019	2020	Thereafter	Total
Rate Sensitive Assets
Variable Rate Loans	$60,821	$16,519	$12,388	$10,827	$6,458	$28,030	$135,043
Average interest rate	3.98%	3.95%	3.45%	3.29%	3.58%	3.59%	3.77%
Adjustable Rate Loans	$25,304	$20,701	$17,380	$16,976	$16,131	$154,222	$250,714
Average interest rate	4.10%	4.30%	4.18%	4.20%	4.22%	4.15%	4.17%
Fixed Rate Loans	$34,507	$19,400	$18,410	$16,558	$19,442	$71,101	$179,419
Average interest rate	4.01%	4.30%	4.22%	4.35%	4.22%	4.04%	4.13%
Total Loans	$120,632	$56,620	$48,178	$44,361	$42,031	$253,353	$565,175
Average interest rate	4.01%	4.20%	4.01%	4.03%	4.12%	4.06%	4.06%
Fixed rate investment securities	$14,223	$9,082	$8,942	$11,287	$10,735	$32,476	$86,745
Average interest rate	1.39%	1.81%	1.86%	2.14%	1.89%	2.54%	2.07%
Variable rate investment securities	$880	$894	$907	$695	$442	$2,974	$6,792
Average interest rate	1.10%	1.11%	1.13%	1.50%	1.66%	1.83%	1.50%
Fed Funds Sold & Other	$-	$-	$-	$-	$-	$-	$-
Average interest rate	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Total Rate Sensitive Assets	$135,735	$66,596	$58,027	$56,343	$53,208	$288,803	$658,712
Average interest rate	3.72%	3.83%	3.63%	3.62%	3.65%	3.86%	3.77%

Rate Sensitive Liabilities
Demand - Non Interest Bearing	$15,967	$13,711	$11,778	$10,114	$8,686	$52,857	$113,113
Demand-Interest Bearing	$15,043	$13,253	$11,677	$10,286	$9,064	$67,120	$126,443
Average interest rate	0.05%	0.05%	0.05%	0.05%	0.05%	0.05%	0.05%
Money Market Accounts	$13,089	$11,448	$10,013	$8,757	$7,659	$53,446	$104,412
Average interest rate	0.23%	0.23%	0.23%	0.23%	0.23%	0.23%	0.23%
Savings	$24,118	$7,688	$6,692	$5,824	$5,070	$34,055	$83,447
Average interest rate	0.10%	0.10%	0.10%	0.10%	0.10%	0.10%	0.10%
Certificates of Deposit	$74,882	$41,865	$18,356	$12,801	$10,607	$528	$159,039
Average interest rate	0.76%	0.92%	1.35%	1.52%	1.30%	3.49%	0.98%
Fixed rate FHLB Advances	$16,000	$7,500	$5,000	$6,500	$-	$-	$35,000
Average interest rate	0.76%	1.12%	1.48%	1.85%	0.00%	0.00%	1.14%
Variable rate FHLB Advances	$-	$-	$-	$-	$-	$-	$-
Average interest rate	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Fixed rate Notes Payable	$-	$-	$-	$-	$-	$-	$-
Average interest rate	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Variable rate Notes Payable	$-	$-	$-	$-	$-	$10,310	$10,310
Average interest rate	0.00%	0.00%	0.00%	0.00%	0.00%	2.31%	2.31%
Fed Funds Purchased, Repos & Other	$12,406	$-	$-	$-	$-	$-	$12,406
Average interest rate	0.11%	0.00%	0.00%	0.00%	0.00%	0.00%	0.11%
Total Rate Sensitive Liabilities	$171,505	$95,465	$63,516	$54,282	$41,086	$218,316	$644,170
Average interest rate	0.44%	0.53%	0.56%	0.64%	0.40%	0.20%	0.40%

Principal/Notional Amount Maturing or Assumed to be Withdrawn In:

Comparison of 2015 to 2014	First	Years
($ in thousands)	Year	2 - 5	Thereafter	Total
Total Rate Sensitive Assets:
December 31, 2015	$135,735	$234,174	$288,803	$658,712
December 31, 2014	141,131	202,744	266,617	610,492
Increase (decrease)	$(5,396)	$31,430	$22,186	$48,220

Total Rate Sensitive Liabilities:
December 31, 2015	$171,505	$254,349	$218,316	$644,170
December 31, 2014	133,803	263,424	206,729	603,956
Increase (decrease)	$37,702	$(9,075)	$11,587	$40,214

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

Item 8. Financial Statements and Supplementary Data

Our Consolidated Financial Statements and notes thereto and other supplementary data begin on the following page.

SB Financial Group, Inc.

Consolidated Balance Sheets
December 31

($ in thousands)	2015	2014

ASSETS

Cash and due from banks	$20,459	$28,197
Available-for-sale securities	89,789	85,240
Loans held for sale	7,516	5,168
Loans, net of unearned income	557,659	516,336
Allowance for loan losses	(6,990)	(6,771)
Premises and equipment, net	19,010	13,604
Federal Reserve and Federal Home Loan Bank Stock, at cost	3,748	3,748
Foreclosed assets held for sale, net	286	285
Interest receivable	1,260	1,346
Goodwill	16,353	16,353
Core deposits and other intangibles	82	283
Cash value of life insurance	13,437	13,148
Mortgage servicing rights	7,152	5,704
Other assets	3,310	1,587
Total assets	$733,071	$684,228

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
Deposits
Non interest bearing demand	$113,113	$97,853
Interest bearing demand	126,443	121,043
Savings	83,447	64,107
Money market	104,412	104,602
Time deposits	159,038	163,301
Total deposits	586,453	550,906

Repurchase agreements	12,406	12,740
Federal Home Loan Bank advances	35,000	30,000
Trust preferred securities	10,310	10,310
Interest payable	264	264
Other liabilities	7,397	4,325
Total liabilities	651,830	608,545

Commitments & Contingent Liabilities	-	-

Stockholders' Equity
Preferred stock 6.5% non-cumulative, Series A, no par value; authorized 200,000 shares; 15,000 shares issued	13,983	13,983
Common stock, no par value; authorized 10,000,000 shares; 5,027,433 shares issued	12,569	12,569
Additional paid-in capital	15,438	15,461
Retained earnings	40,059	34,379
Accumulated other comprehensive income	650	918
Treasury stock, at cost - (2015 - 136,547, 2014 - 152,302 shares)	(1,458)	(1,627)
Total stockholders' equity	81,241	75,683
Total liabilities and stockholders' equity	$733,071	$684,228

See Notes to Consolidated Financial Statements

SB Financial Group, Inc.

Consolidated Statements of Income

Years Ended December 31

($ in thousands - except per share data)	2015	2014
Interest Income
Loans
Taxable	$23,692	$22,457
Tax-exempt	35	44
Securities
Taxable	1,506	1,198
Tax-exempt	694	709
Total interest income	25,927	24,408

Interest Expense
Deposits	1,979	1,984
Repurchase agreements & Other	17	91
Federal Home Loan Bank advances	375	334
Trust preferred securities	213	1,071
Total interest expense	2,584	3,480

Net Interest Income	23,343	20,928
Provision for loan losses	1,100	450
Net interest income after provision for loan losses	22,243	20,478

Non-interest Income
Wealth management fees	2,606	2,630
Customer service fees	2,779	2,691
Gain on sale of mortgage loans & OMSR's	6,264	4,228
Mortgage loan servicing fees, net	1,025	731
Gain on sale of non-mortgage loans	947	321
Data service fees	1,190	1,289
Net gain on sales of securities	-	160
Gain (loss) on sale of assets	18	(79)
Other	878	856
Total non-interest income	$15,707	$12,827

Non-interest Expense
Salaries and employee benefits	$14,917	$13,185
Net occupancy expense	1,943	2,087
Equipment expense	2,223	2,525
Data processing fees	1,060	928
Professional fees	1,663	1,703
Marketing expense	594	564
Telephone and communications	387	404
Postage and delivery expense	801	783
Employee expense	543	488
Intangible amortization expense	200	372
State, local and other taxes	517	370
Other expenses	2,079	2,548
Total non-interest expense	26,927	25,957

Income Before Income Tax	11,023	7,348
Provision for Income Taxes	3,404	2,085
Net Income	$7,619	$5,263

Preferred Stock Dividends	956	-
Net Income available to Common	$6,663	$5,263

Basic Earnings Per Share	$1.36	$1.08
Diluted Earnings Per Share	$1.19	$1.07

See Notes to Consolidated Financial Statements

SB Financial Group, Inc.

Consolidated Statements of Comprehensive Income
Years Ended December 31

($'s in thousands)	2015	2014

Net income	$7,619	$5,263
Other comprehensive income (loss):
Available-for-sale investment securities:
Gross unrealized holding gain (loss) arising in the period	(406)	1,439
Related tax (benefit) expense	138	(489)
Less: reclassification adjustment for gain realized in income	-	(160)
Related tax benefit	-	54
Net effect on other comprehensive income (loss)	(268)	844
Total comprehensive income	$7,351	$6,107

SB Financial Group, Inc.

Consolidated Statements of Stockholders’ Equity

Years Ended December 31

	Preferred	Common	Additional Paid-in	Retained	Accumulated Other Comprehensive	Treasury
($'s in thousands - except per share data)	Stock	Stock	Capital	Earnings	Income (Loss)	Stock	Total

Balance, January 1, 2015	$13,983	$12,569	$15,461	$34,379	$918	$(1,627)	$75,683
Net income				7,619			7,619
Other comprehensive loss					(268)		(268)
Dividends on common, $0.20 per share				(983)			(983)
Dividends on preferred, $0.6374 per share				(956)			(956)
Restricted stock issuance			(69)			69	-
Stock options exercised			(35)			102	67
Stock buyback						(2)	(2)
Share based compensation expense			81				81
Balance, December 31, 2015	$13,983	$12,569	$15,438	$40,059	$650	$(1,458)	$81,241

Balance, January 1, 2014	$-	$12,569	$15,412	$29,899	$74	$(1,685)	$56,269
Net income				5,263			5,263
Other comprehensive income					844		844
Preferred stock offering (Series A)	13,983						13,983
Dividends on common, $0.16 per share				(783)			(783)
Restricted stock issuance						33	33
Stock options exercised			(41)			25	(16)
Share based compensation expense			90				90
Balance, December 31, 2014	$13,983	$12,569	$15,461	$34,379	$918	$(1,627)	$75,683

See Notes to Consolidated Financial Statements

SB Financial Group, Inc.

Consolidated Statements of Cash Flows

Years Ended December 31

($ in thousands)	2015	2014
Operating Activities
Net Income	$7,619	$5,263
Items not requiring (providing) cash
Depreciation and amortization	1,097	901
Provision for loan losses	1,100	450
Expense of share-based compensation plan	81	90
Amortization of premiums and discounts on securities	977	929
Amortization of intangible assets	201	372
Amortization of originated mortgage servicing rights	880	613
Deferred income taxes	1,519	661
Proceeds from sale of loans held for sale	278,670	188,495
Originations of loans held for sale	(266,850)	(182,225)
Gain from sale of loans	(7,195)	(4,549)
Loss on sales of assets	22	80
Net gains on sales of securities	-	(160)
Prepayment penalty on trust preferred securities	-	333
Originated mortgage servicing rights impairment, net	(115)	231
Changes in
Interest receivable	86	(65)
Other assets	(11,058)	(4,557)
Interest payable & other liabilities	1,581	(1,855)
Net cash provided by operating activities	8,615	5,007

Investing Activities
Purchases of available-for-sale securities	(26,261)	(26,097)
Proceeds from maturities of available-for-sale securities	20,328	17,701
Proceeds from sales of available-for-sale securities	-	13,299
Net change in loans	(42,338)	(39,985)
Purchase of premises, equipment & software	(7,199)	(1,895)
Proceeds from sales of premises, equipment & software	667	(13)
Proceeds from sale of foreclosed assets	111	342
Net cash used in investing activities	$(54,692)	$(36,648)

Financing Activities
Net increase in demand deposits, money market, interest checking & savings accounts	$39,810	$44,930
Net decrease in certificates of deposit	(4,263)	(12,258)
Net decrease in securities sold under agreements to repurchase	(334)	(1,956)
Proceeds from Federal Home Loan Bank advances	9,000	16,000
Repayment of Federal Home Loan Bank advances	(4,000)	(2,000)
Net proceeds from share based compensation plans	65	17
Dividends on Common Stock	(983)	(783)
Dividends on Preferred Stock	(956)	-
Repayment of trust preferred securities	-	(10,643)
Proceeds from issuance of Series A preferred stock	-	13,983
Proceeds from long term note	-	7,000
Repayment of long term note payable	-	(7,000)
Repayment of short term note payable	-	(589)
Net cash provided by (used in) financing activities	38,339	46,701
Increase (Decrease) in Cash and Cash Equivalents	(7,738)	15,060
Cash and Cash Equivalents, Beginning of Year	28,197	13,137
Cash and Cash Equivalents, End of Year	$20,459	$28,197

Supplemental Cash Flows Information
Interest paid	$2,583	$3,855
Income taxes paid	$2,060	$1,715
Transfer of loans to foreclosed assets	$134	$308

See Notes to Consolidated Financial Statements

SB Financial Group, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2015 and 2014

Note 1: Organization and Summary of Significant Accounting Policies

Organization and Nature of Operations

SB Financial Group, Inc. (the “Company”) is a bank holding company whose principal activity is the ownership and management of its wholly-owned subsidiaries, The State Bank and Trust Company (“State Bank”), RFCBC, Inc. (“RFCBC”), Rurbanc Data Services, Inc. dba RDSI Banking Systems (“RDSI”), and Rurban Statutory Trust II (“RST II”). State Bank owns all the outstanding stock of Rurban Mortgage Company (“RMC”), and State Bank Insurance, LLC (“SBI”). Effective April 18, 2013, the Company changed its name from Rurban Financial Corp. to SB Financial Group, Inc. The Company is primarily engaged in providing a full range of banking and wealth management services to individual and corporate customers in Northwest Ohio and Northeast Indiana. The Company is subject to competition from other financial institutions, and is regulated by certain federal and state agencies and undergoes periodic examinations by those regulatory authorities. Where appropriate, reclassifications have been made to the 2014 financial statements to conform to the 2015 financial statement presentation. These reclassifications had no effect on net income.

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

Cash Equivalents

The Company considers all liquid investments with original maturities of three months or less to be cash equivalents. At December 31, 2015 and 2014, cash equivalents consisted primarily of interest-bearing and non-interest bearing demand deposit balances held by correspondent banks.

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

Core Deposits and Other Intangibles

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

Share-Based Employee Compensation Plan

At December 31, 2015 and 2014, the Company had a share-based employee compensation plan, which is described more fully in Note 15.

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

The Company files consolidated income tax returns with its subsidiaries. With a few exceptions, the Company is no longer subject to U.S. Federal, State and Local examinations by tax authorities for the years before 2011. As of December 31, 2015, the Company had no uncertain income tax positions.

Treasury Shares

Treasury stock is stated at cost. Cost is determined by the weighted average cost method.

Earnings Per Share

Earnings per common share is computed using the two-class method. Basic earnings per share represent income available to common shareholders divided by the weighted-average number of common shares outstanding during each period. Diluted earnings per share reflect additional potential common shares and convertible preferred shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate solely to outstanding stock options which are determined using the treasury stock method and convertible preferred shares which are determined using the if converted method. Treasury stock shares are not deemed outstanding for earnings per share calculations.

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income, net of applicable income taxes. Other comprehensive income includes unrealized appreciation (depreciation) on available-for-sale securities, and unrealized and realized gains and losses in derivative financial instruments that qualify for hedge accounting. Accumulated other comprehensive income consists solely of the cumulative unrealized gains and losses on available-for-sale securities net of income tax.

New and applicable accounting pronouncements:

Accounting Standards Update (ASU) No. 2016-02: Leases (Topic 842)

This ASU is intended to increase transparency and comparibility among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The amendments in this ASU are effective for reporting periods beginning after December 15, 2019, and management will need further study to determine the impact on the Company’s consolidated financial statements

ASU No. 2016-01: Financial Instruments – Recognition and measurement of financial assets and financial liabilities (Subtopic 825-10)

This ASU makes targeted improvements to generally accepted accounting principles. Specifically, the amendments require equity securities with readily determinable fair values be classified into different categories and require equity securities to be measured at fair value with changes in the fair value recognized through net income. The amendments in this ASU are effective for reporting periods beginning after December 15, 2017, and management does not believe this ASU will have a material impact on the Company’s consolidated financial statements

ASU No. 2015-16: Business Combinations (Topic 805)

This ASU requires an acquirer to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. Further, an entity must present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings that would have been recorded previously if the provisional amounts had been recorded as of the acquisition date. The amendments in this ASU are effective for reporting periods beginning after December 15, 2015, and management does not believe this ASU will have a material impact on the Company’s consolidated financial statements

ASU No. 2015-15: Interest – Imputation of Interest (Subtopic 835-30)

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

Note 2: Earnings Per Share

Earnings per common share (EPS) is computed using the two-class method. Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the applicable period, excluding participating securities. Participating securities include non-vested restricted stock awards. Non-vested restricted stock awards are considered participating securities to the extent the holders of these securities receive non-forfeitable dividends at the same rate as holders of common stock. Diluted earnings per common share is computed using the weighted-average number of shares determined for the basic earnings per common share plus the convertible impact of preferred shares and the dilutive effect of stock compensation using the treasury stock method. EPS for the years ended December 31, 2015 and 2014 is computed as follows:

($ in thousands - except per share data)	2015	2014
Distributed earnings allocated to common shares	$982	$783
Undistributed earnings allocated to common shares	5,676	4,477
Net earnings allocated to common shares	6,663	5,260
Net earnings allocated to participating securities	5	3
Dividends on convertible preferred shares	956	-
Net Income allocated to common shares and participating securities	$7,619	$5,263

Weighted average shares outstanding for basic earnings per share	4,884	4,874
Dilutive effect of stock compensation	88	68
Dilutive effect of convertible shares	1,451	-
Weighted average shares outstanding for diluted earnings per share	6,423	4,942

Basic earnings per common share	$1.36	$1.08
Diluted earnings per common share	$1.19	$1.07

Shares subject to issue upon exercise of options of 35,424 and 171,470 in 2015 and 2014, respectively, at prices of $11.50 to $14.15 were excluded from the diluted earnings per common share calculation as they were anti-dilutive.

Note 3: Available-for-Sale Securities

The amortized cost and appropriate fair values, together with gross unrealized gains and losses, of available-for-sale securities are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
($ in thousands)	Cost	Gains	Losses	Fair Value
Available-for-Sale Securities:
December 31, 2015:
U.S. Treasury and Government agencies	$10,804	$101	$-	$10,905
Mortgage-backed securities	61,459	311	(427)	61,343
State and political subdivisions	16,519	999	-	17,518
Equity securities	23	-	-	23

	$88,805	$1,411	$(427)	$89,789

		Gross	Gross
	Amortized	Unrealized	Unrealized
($ in thousands)	Cost	Gains	Losses	Fair Value
Available-for-Sale Securities:
December 31, 2014:
U.S. Treasury and Government agencies	$15,187	$124	$(4)	$15,307
Mortgage-backed securities	50,563	462	(285)	50,740
State and political subdivisions	18,075	1,095	-	19,170
Equity securities	23	-	-	23

	$83,848	$1,681	$(289)	$85,240

The amortized cost and fair value of securities available for sale and held to maturity at December 31, 2015, by contractual maturity, are shown below. Expected maturities differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale
	Amortized	Fair
($ in thousands)	Cost	Value

Within one year	$425	$429
Due after one year through five years	2,044	2,126
Due after five years through ten years	6,079	6,399
Due after ten years	18,775	19,469
	27,323	28,423

Mortgage-backed securities and equity securities	61,482	61,366

Totals	$88,805	$89,789

The fair value of securities pledged as collateral, to secure public deposits and for other purposes, was $46.2 million at December 31, 2015, and $44.5 million at December 31, 2014. Securities delivered for repurchase agreements (not included above) were $15.8 million at December 31, 2015 and $16.5 million at December 31, 2014.

There were no realized gains or losses on available-for-sale securities in 2015. Gross gains of $0.17 million and gross losses of $0.01 million were realized from sales of available-for-sale securities in 2014. The net $0.16 million gain on sale in 2014 was a reclassification from accumulated other comprehensive income and is included in the net gain on sales of securities. The related tax expense for net security gains was $0.05 million in 2014 and was a reclassification from accumulated other comprehensive income and is included in the income tax expense line in the income statement.

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments at December 31, 2015 and 2014, was $37.2 million and $29.0 million, respectively, which was approximately 41% and 34%, respectively, of the Company's available-for-sale investment portfolio.

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

The following tables present securities with unrealized losses at December 31, 2015 and 2014:

($ in thousands)	Less than 12 Months		12 Months or Longer		Total
December 31, 2015	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities	30,184	(253)	7,061	(174)	37,245	(427)

	$30,184	$(253)	$7,061	$(174)	$37,245	$(427)

December 31, 2014	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury and Government agencies	$1,387	$(4)	$-	$-	$1,387	$(4)
Mortgage-backed securities	20,491	(73)	7,073	(212)	27,564	(285)

	$21,878	$(77)	$7,073	$(212)	$28,951	$(289)

The unrealized loss on the securities portfolio has increased by $0.14 million as of December 31, 2015, from the prior year. Management reviews these securities on a quarterly basis and has determined that no impairment exists. Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concern warrants such evaluation. When the Company does not intend to sell a debt security, and it is more likely than not, the Company will not have to sell the security before recovery of its cost basis, it recognizes the credit component of an other-than-temporary impairment of a debt security in earnings and the remaining portion in other comprehensive income.

Note 4: Loans and Allowance for Loan Losses

Categories of loans at December 31 include:

	Total Loans		Non-Accrual Loans
($ in thousands)	Dec. 2015	Dec. 2014	Dec. 2015	Dec. 2014
Commercial & Industrial	$86,542	$88,485	188	1,387
Commercial RE & Construction	242,208	217,030	5,670	2,092
Agricultural & Farmland	43,835	46,217	7	-
Residential Real Estate	130,806	113,214	749	992
Consumer & Other	54,224	51,546	32	138

Total Loans	$557,615	$516,492	$6,646	$4,609

Unearned Income	$44	$(156)

Total Loans, net of unearned income	$557,659	$516,336

Allowance for loan losses	$(6,990)	$(6,771)

State Bank makes commercial, agri-business, consumer and residential loans to customers throughout the states of Ohio, Indiana, and Michigan. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since a portion of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Each customer’s creditworthiness is evaluated on a case-by-case basis. The amount of collateral obtained, if deemed necessary, is based on management’s credit evaluation of the customer. Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, commercial real estate and residential real estate.

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

Lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Lines of credit generally have fixed expiration dates. Since a portion of the line may expire without being drawn upon, the total unused lines do not necessarily represent future cash requirements. Each customer’s creditworthiness is evaluated on a case-by-case basis. The amount of collateral obtained, if deemed necessary, is based on management’s credit evaluation of the customer. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, commercial real estate and residential real estate. Management uses the same credit policies in granting lines of credit as it does for on-balance-sheet instruments. Listed below is a summary loan commitments, unused lines of credit and standby letters of credit as of December 31, 2015 and 2014.

($ in thousands)	2015	2014
Loan commitments and unused lines of credit	$126,902	$105,136
Standby letters of credit	1,026	672

Total	$127,928	$105,808

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

The following tables present the balance of the allowance for loan losses (“ALLL”) and the recorded investment in loans based on portfolio segment and impairment method as of December 31, 2015 and 2014:

	Commercial	Commercial RE	Agricultural	Residential	Consumer
($'s in thousands)	& Industrial	& Construction	& Farmland	Real Estate	& Other	Total
ALLOWANCE FOR LOAN AND LEASE LOSSES
For the Twelve Months Ended
December 31, 2015
Beginning balance	$1,630	$2,857	$208	$1,308	$768	$6,771
Charge Offs	(497)	(303)	-	(56)	(96)	$(952)
Recoveries	26	3	3	29	10	71
Provision	(245)	1,329	(7)	31	(8)	1,100
Ending Balance	$914	$3,886	$204	$1,312	$674	$6,990

Loans Receivable at December 31, 2015
Allowance:
Ending balance:
individually evaluated for impairment	$-	$1,759	$-	$167	$37	$1,963
Ending balance:
collectively evaluated for impairment	$914	$2,127	$204	$1,145	$637	$5,027
Loans:
Ending balance:
individually evaluated for impairment	$126	$5,754	$-	$1,713	$464	$8,057
Ending balance:
collectively evaluated for impairment	$86,416	$236,454	$43,835	$129,093	$53,760	$549,558

	Commercial	Commercial RE	Agricultural	Residential	Consumer
($'s in thousands)	& Industrial	& Construction	& Farmland	Real Estate	& Other	Total
ALLOWANCE FOR LOAN AND LEASE LOSSES
For the Twelve Months Ended
December 31, 2014
Beginning balance	$2,175	$2,708	$159	$1,067	$855	$6,964
Charge Offs	(607)	(13)	-	(92)	(135)	$(847)
Recoveries	19	125	3	32	25	204
Provision	43	37	46	301	23	450
Ending Balance	$1,630	$2,857	$208	$1,308	$769	$6,771

Loans Receivable at December 31, 2014
Allowance:
Ending balance:
individually evaluated for impairment	$510	$1,018	$-	$242	$41	$1,811
Ending balance:
collectively evaluated for impairment	$1,120	$1,839	$208	$1,066	$728	$4,960
Loans:
Ending balance:
individually evaluated for impairment	$1,268	$2,035	$-	$1,647	$481	$5,431
Ending balance:
collectively evaluated for impairment	$87,217	$214,995	$46,217	$111,567	$51,065	$511,061

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

The following tables present the credit risk profile of the Company’s loan portfolio based on rating category as of December 31, 2015 and 2014:

December 31, 2015	Commercial	Commercial RE	Agricultural	Residential	Consumer
($ in thousands)	& Industrial	& Construction	& Farmland	Real Estate	& Other	Total
1-2	$709	$767	$47	$-	$15	$1,538
3	23,362	79,915	8,195	118,463	50,745	280,680
4	61,799	149,473	35,593	10,418	3,223	260,506
Total Pass (1 - 4)	85,870	230,155	43,835	128,881	53,983	542,724

Special Mention (5)	330	5,260	-	756	70	6,416
Substandard (6)	110	1,072	-	420	139	1,741
Doubtful (7)	232	5,721	-	749	32	6,734
Loss (8)	-	-	-	-	-	-
Total Loans	$86,542	$242,208	$43,835	$130,806	$54,224	$557,615

December 31, 2014	Commercial	Commercial RE	Agricultural	Residential	Consumer
($ in thousands)	& Industrial	& Construction	& Farmland	Real Estate	& Other	Total
1-2	$1,148	$66	$61	$-	$-	$1,275
3	23,580	67,779	9,505	105,149	47,795	253,808
4	61,691	136,427	36,651	5,611	3,465	243,845
Total Pass (1 - 4)	86,419	204,272	46,217	110,760	51,260	498,928

Special Mention (5)	83	6,224	-	1,160	84	7,551
Substandard (6)	752	4,422	-	312	55	5,541
Doubtful (7)	1,231	2,112	-	982	147	4,472
Loss (8)	-	-	-	-	-	-
Total Loans	$88,485	$217,030	$46,217	$113,214	$51,546	$516,492

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

The following tables present the Company’s loan portfolio aging analysis as of December 31, 2015 and 2014:

($ in thousands)	30-59 Days	60-89 Days	Greater Than	Total Past		Total Loans
December 31, 2015	Past Due	Past Due	90 Days	Due	Current	Receivable

Commercial & Industrial	$-	$60	$188	$248	$86,294	$86,542
Commercial RE & Construction	99	-	5,280	5,379	236,829	242,208
Agricultural & Farmland	-	-	-	-	43,835	43,835
Residential Real Estate	98	198	156	452	130,354	130,806
Consumer & Other	64	-	2	66	54,158	54,224
Total Loans	$261	$258	$5,626	$6,145	$551,470	$557,615

($ in thousands)	30-59 Days	60-89 Days	Greater Than	Total Past		Total Loans
December 31, 2014	Past Due	Past Due	90 Days	Due	Current	Receivable

Commercial & Industrial	$-	$-	$987	$987	$87,498	$88,485
Commercial RE & Construction	3,660	-	1,747	5,407	211,623	217,030
Agricultural & Farmland	-	-	-	-	46,217	46,217
Residential Real Estate	164	19	377	560	112,654	113,214
Consumer & Other	39	81	-	120	51,426	51,546
Total Loans	$3,863	$100	$3,111	$7,074	$509,418	$516,492

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

The following tables present impaired loan activity for the twelve months ended December 31, 2015 and 2014:

Twelve Months Ended December 31, 2015	Recorded	Unpaid Principal	Related	Average Recorded	Interest Income
($'s in thousands)	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Commercial & Industrial	$126	$1,214	$-	$1,388	$-
Commercial RE & Construction	1,110	1,110	-	1,206	27
Agricultural & Farmland	-	-	-	-	-
Residential Real Estate	657	657	-	862	52
Consumer & Other	90	90	-	107	9
All Impaired Loans < $100,000	131	131	-	131	-
With a specific allowance recorded:
Commercial & Industrial	-	-	-	-	-
Commercial RE & Construction	4,643	4,893	1,759	5,006	90
Agricultural & Farmland	-	-	-	-	-
Residential Real Estate	1,013	1,013	167	1,084	45
Consumer & Other	374	374	37	385	22
Totals:
Commercial & Industrial	$126	$1,214	$-	$1,388	$-
Commercial RE & Construction	$5,753	$6,003	$1,759	$6,212	$117
Agricultural & Farmland	$-	$-	$-	$-	$-
Residential Real Estate	$1,670	$1,670	$167	$1,946	$97
Consumer & Other	$464	$464	$37	$492	$31
All Impaired Loans < $100,000	$131	$131	$-	$131	$-

Twelve Months Ended December 31, 2014	Recorded	Unpaid Principal	Related	Average Recorded	Interest Income
($'s in thousands)	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Commercial & Industrial	$316	$316	$-	$316	$-
Commercial RE & Construction	530	530	-	571	20
Agricultural & Farmland	-	-	-	-	-
Residential Real Estate	567	611	-	734	49
Consumer & Other	11	110	-	124	10
All Impaired Loans < $100,000	565	565	-	565	-
With a specific allowance recorded:
Commercial & Industrial	952	1,552	510	1,605	-
Commercial RE & Construction	1,505	1,505	1,018	1,521	60
Agricultural & Farmland	-	-	-	-	-
Residential Real Estate	1,080	1,080	242	1,146	47
Consumer & Other	371	371	41	402	20
Totals:
Commercial & Industrial	$1,268	$1,868	$510	$1,921	$-
Commercial RE & Construction	$2,035	$2,035	$1,018	$2,092	$80
Agricultural & Farmland	$-	$-	$-	$-	$-
Residential Real Estate	$1,647	$1,691	$242	$1,880	$96
Consumer & Other	$382	$481	$41	$526	$30
All Impaired Loans < $100,000	$565	$565	$-	$565	$-

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

TDR Concession Types

The Company’s standards relating to loan modifications consider, among other factors, minimum verified income requirements, cash flow analysis, and collateral valuations. Each potential loan modification is reviewed individually and the terms of the loan are modified to meet a borrower’s specific circumstances at a point in time. All loan modifications, including those classified as TDRs, are reviewed and approved. The types of concessions provided to borrowers include:

●	Interest rate reduction: A reduction of the stated interest rate to a nonmarket rate for the remaining original life of the debt. The Company also may grant interest rate concessions for a limited timeframe on a case by case basis.

●	Amortization or maturity date change beyond what the collateral supports, including a change that does any of the following:

(1)	Lengthens the amortization period of the amortized principal beyond market terms. This concession reduces the minimum monthly payment and increases the amount of the balloon payment at the end of the term of the loan. Principal is generally not forgiven.

(2)	Reduces the amount of loan principal to be amortized. This concession also reduces the minimum monthly payment and increases the amount of the balloon payment at the end of the term of the loan. Principal is generally not forgiven.

(3)	Extends the maturity date or dates of the debt beyond what the collateral supports. This concession generally applies to loans without a balloon payment at the end of the term of the loan. In addition, there may be instances where renewing loans potentially require non-market terms and would then be reclassified as TDRs.

●	Other: A concession that is not categorized as one of the concessions described above. These concessions include, but are not limited to: principal forgiveness, collateral concessions, covenant concessions, and reduction of accrued interest. Principal forgiveness may result from any TDR modification of any concession type.

The tables below present the activity of TDRs during the years ended December 31, 2015 and 2014:

	December 31, 2015
($ in thousands)	Number of Loans	Pre- Modification Recorded Balance	Post Modification Recorded Balance

Residential Real Estate	1	$22	$22
Commercial	1	314	314
Consumer & Other	1	39	39

Total Modifications	3	$375	$375

($ in thousands)	Interest			Total
	Only	Term	Combination	Modification

Residential Real Estate	$-	$22	$-	$22
Commercial	-	314	-	314
Consumer & Other	-	39	-	39

Total Modifications	$-	$375	$-	$375

There was no increase in the allowance for loan losses due to TDR's in the twelve month period ended December 31, 2015.

	December 31, 2014
($ in thousands)	Number of Loans	Pre-Modification Recorded Balance	Post Modification Recorded Balance

Residential Real Estate	-	$-	$-
Consumer & Other	1	16	16

Total Modifications	1	$16	$16

($ in thousands)	Interest			Total
	Only	Term	Combination	Modification

Residential Real Estate	$-	$-	$-	$-
Consumer & Other	-	16	-	16

Total Modifications	$-	$16	$-	$16

There was no increase in the allowance for loan losses due to TDR's in the twelve month period ended December 31, 2014.

There were no TDR's modified during 2015 that have subsequently defaulted.

TDR's modified in 2014 that have subsequently defaulted

	Number of	Recorded
($ in thousands)	Contracts	Balance

Residential Real Estate	2	$197

	2	197

Note 5: Mortgage Banking and Servicing Rights

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balance of mortgage loans serviced for others approximated $772.5 million and $662.7 million at December 31, 2015 and 2014, respectively. Contractually specified servicing fees of approximately $1.8 million and $1.6 million were included in mortgage loan servicing fees in the income statement for the years ended December 31, 2015 and 2014, respectively.

The following table summarizes mortgage servicing rights capitalized and related amortization, along with activity in the related valuation allowance:

($ in thousands)	2015	2014

Carrying amount, beginning of year	$5,704	$5,180
Mortgage servicing rights capitalized during the year	2,214	1,367
Mortgage servicing rights amortization during the year	(882)	(612)
Net change in valuation allowance	116	(231)
Carrying amount, end of year	$7,152	$5,704

Valuation allowance:
Beginning of year	$412	$181
Reduction	(116)	231
End of year	$296	$412

Fair Value, beginning of period	$6,358	$6,237
Fair Value, end of period	$7,760	$6,358

Note 6: Derivative Financial Instruments

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

The Company does not use derivatives for trading or speculative purposes. Derivatives not designated as hedges are not speculative and result from a service the Company provides to certain customers. The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. Those interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. As of December 31, 2015, the notional amount of customer-facing swaps was approximately $17.6 million, as compared to $12.6 million at December 31, 2014. This amount is offset with third party counterparties, as described above. The Company has minimum collateral posting thresholds with its derivative counterparties. As of December 31, 2015, the Company had posted cash as collateral in the amount of $0.7 million.

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of the Company’s derivative financial instruments, as well as their classification on the Balance Sheet, as of December 31, 2015 and 2014.

	Asset Derivatives		Liability Derivatives
	December 31, 2015		December 31, 2015
($ in thousands)	Balance Sheet	Fair	Balance Sheet	Fair
	Location	Value	Location	Value
Derivatives not designated as hedging instruments:
Interest rate contracts	Other Assets	$490	Other Liabilities	$490

	Asset Derivatives		Liability Derivatives
	December 31, 2014		December 31, 2014
($ in thousands)	Balance Sheet	Fair	Balance Sheet	Fair
	Location	Value	Location	Value
Derivatives not designated as hedging instruments:
Interest rate contracts	Other Assets	$273	Other Liabilities	$273

The Company’s derivative financial instruments had no net effect on the Income Statement for the years ended December 31, 2015 and 2014.

Note 7: Premises and Equipment

Major classifications of premises and equipment stated at cost were as follows at December 31:

($ in thousands)	2015	2014

Land	$2,501	$2,013
Buildings and improvements	19,222	15,213
Equipment	10,566	9,209
Construction in progress	2,002	1,546
	34,291	27,981

Less accumulated depreciation	(15,281)	(14,377)

Net premises and equipment	$19,010	$13,604

For the coming year the Company has plans, but no commitments, of approximately $2.5 million in premises and equipment purchases. These expenditures are expected to be funded by cash on hand and from cash generated from current operations.

Note 8: Goodwill and Intangibles

Goodwill impairment is tested on the last day of the last quarter of each calendar year. The goodwill impairment test is performed in two steps. If the fair market value of the stock is greater than the calculated book value of the stock, the goodwill is deemed not to be impaired and no further testing is required. If the fair market value is less than the calculated book value, an additional step of determining fair value is taken to determine if there is any impairment. Goodwill at State Bank was reviewed independently as of December 31, 2015 and 2014. Step one indicated the fair value of State Bank was in excess of its book value at the end of both 2015 and 2014 and no further testing was required.

Carrying basis and accumulated amortization of intangible assets were as follows at December 31:

	2015		2014
($ in thousands)	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Core deposits intangible	$4,698	$(4,668)	$4,698	$(4,473)
Customer relationship intangible	200	(148)	200	(142)
Banking intangibles	4,898	(4,816)	4,898	(4,615)

Amortization expense for core deposits and other for the years ended December 31, 2015 and 2014 was $0.20 and $0.37 million, respectively. Estimated amortization expense for each of the following five years is:

($ in thousands)	2016	2017	2018	2019	2020

Core deposit intangible	$8	$7	$5	$4	$4
Customer relationship intangible	5	5	4	4	4
Banking intangibles	13	12	9	8	8

Note 9: Interest Bearing Deposits

Interest-bearing time deposits in denominations of $250,000 or more were $7.4 million on December 31, 2015, and $16.1 million on December 31, 2014. Certificates of Deposit obtained from brokers totaled approximately $5.2 million and $8.2 million at December 31, 2015 and 2014, respectively, and mature between 2016 and 2020.

At December 31, 2015, the scheduled maturities of time deposits were as follows:

($ in thousands)
2016	$75,593
2017	41,152
2018	18,368
2019	12,282
2020	11,112
Thereafter	531

$159,038

Included in time deposits at December 31, 2015 and 2014 were $37.1 million and $29.2 million, respectively, of deposits which were obtained through the Certificate of Deposit Account Registry Service (CDARS). This service allows deposit customers to maintain fully insured balances in excess of the $250,000 FDIC limit without the inconvenience of having multi-banking relationships. Under the reciprocal program that State Bank is currently participating in, customers agree to allow State Bank to place their deposits with other participating banks in the CDARS program in insurable amounts under $250,000. In exchange, other banks in the program agree to place their deposits with State Bank also in insurable amounts under $250,000.

Note 10: Securities Sold Under Repurchase Agreements

($ in thousands)	2015	2014

Securities Sold Under Repurchase Agreements	$12,406	$12,740

At December 31, 2015 and December 31, 2014, State Bank had $15.0 and $14.0 million, respectively, in federal funds lines, of which $0.0 million were drawn upon.

State Bank has retail repurchase agreements to facilitate cash management transactions with commercial customers. These obligations are secured by agency and mortgage-backed securities and such collateral is held by the Federal Home Loan Bank. The maximum amount of outstanding agreements at any month end during 2015 and 2014 totaled $20.3 and $20.6 million, respectively, and the monthly average of such agreements totaled $15.7 and $17.1 million, respectively. The agreements mature within one month.

Note 11: Federal Home Loan Bank Advances

The Federal Home Loan Bank advances were secured by $79.9 million in mortgage loans at December 31, 2015. Advances, at interest rates from 0.47 to 1.99 percent, are subject to restrictions or penalties in the event of prepayment. Aggregate annual maturities of Federal Home Loan Bank advances at December 31, 2015, were:

($ in thousands)	Debt

2016	$14,000
2017	7,500
2018	7,000
2019	6,500
2020	-
Total	$35,000

Note 12: Income Taxes

The provision for income taxes includes these components:

($ in thousands)	For The Year Ended December 31,
	2015	2014
Taxes currently payable	$1,885	$1,424
Deferred provision	1,519	661

Income tax expense	$3,404	$2,085

A reconciliation of income tax expense at the statutory rate to the Company's actual income tax expense is shown below:

($ in thousands)	For The Year Ended December 31,
	2015	2014
Computed at the statutory rate (34%)	$3,748	$2,498
Increase (decrease) resulting from
Tax exempt interest	(240)	(240)
BOLI Income	(99)	(138)
Other	(5)	(35)

Actual tax expense	$3,404	$2,085

The tax effects of temporary differences related to deferred taxes shown on the balance sheets are:

($ in thousands)	At December 31,
	2015	2014
Deferred tax assets
Allowance for loan losses	$2,377	$2,302
Net deferred loan fees	104	80
AMT credit carry over	-	542
Other	757	787
	3,238	3,711
Deferred tax liabilities
Depreciation	(1,335)	(995)
Mortgage servicing rights	(2,468)	(1,939)
Unrealized gains on available-for-sale securities	(335)	(473)
Purchase accounting adjustments	(1,489)	(1,319)
Prepaids	(285)	(277)
FHLB stock dividends	(465)	(466)
	(6,377)	(5,469)
Net deferred tax liability	$(3,139)	$(1,758)

Note 13: Regulatory Matters and Trust Preferred Securities

As of December 31, 2015, based on its call report computations, State Bank was classified as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, State Bank must maintain capital ratios as set forth in the table below. There are no conditions or events since December 31, 2015 that management believes have changed State Bank’s capital classification.

State Bank’s actual capital amounts and ratios are presented in the following table. Capital levels are presented for the State Bank only as the Company is now exempt from quarterly reporting at the holding company level:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Procedures
($ in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2015
Tier I Capital to average assets	$64,914	9.10%	$28,534	4.0%	$35,668	5.0%
Tier I Common equity capital to risk-weighted assets	64,914	10.23%	28,545	4.5%	41,231	6.5%
Tier I Capital to risk-weighted assets	64,914	10.23%	38,059	6.0%	50,746	8.0%
Total Risk-based capital to risk-weighted assets	71,904	11.34%	50,746	8.0%	63,432	10.0%

As of December 31, 2014
Tier I Capital to average assets	57,591	8.55%	27,354	4.0%	33,333	5.0%
Tier I Capital to risk-weighted assets	57,591	10.73%	21,253	4.0%	31,879	6.0%
Total Risk-based capital to risk-weighted assets	63,664	11.98%	42,506	8.0%	53,132	10.0%

On September 7, 2014, the Company redeemed its fixed rate trust preferred securities of $10.3 million using a portion of the $14.0 million in proceeds of the Company’s capital raise completed on December 22, 2014, through the public offering of depository shares, each representing a 1/100th interest in the Company’s 6.50 percent Noncumulative Convertible Preferred Shares, Series A.

Note 14: Employee Benefits

The Company has instituted a long-term incentive program (LTI), with the objective of rewarding senior management with restricted shares of the Company, in addition to the existing stock option program (see note 15).

The Company has a retirement savings 401(k) plan covering substantially all employees. Employees contributing up to 4 percent of their compensation receive a Company match of 100 percent of the employee’s contribution. Employee contributions are vested immediately and the Company’s matching contributions are fully vested after three years of employment. Employer contributions charged to expense for 2015 and 2014 were $0.4 million and $0.4 million, respectively.

Also, the Company has Supplemental Executive Retirement Plan (“SERP”) Agreements with certain active and retired officers. The agreements provide monthly payments for up to 15 years that equal 15 percent to 25 percent of average compensation prior to retirement or death. The charges to expense for the current agreements were $0.2 million and $0.1 million for 2015 and 2014, respectively.

Additional life insurance is provided to certain officers through a bank-owned life insurance policy (“BOLI”). By way of a separate split-dollar agreement, the policy interests are divided between State Bank and the insured’s beneficiary. State Bank owns the policy cash value and a portion of the policy net death benefit, over and above the cash value assigned to the insured’s beneficiary. The cash surrender value of all life insurance policies totaled $13.4 and $13.1 million at December 31, 2015, and 2014, respectively.

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

Benefit expense for the value of the stock purchased is recorded equal to the fair market value of the stock when contributions, which are determined annually by the Board of Directors of the Company, are made to the ESOP. Allocated shares in the ESOP at December 31, 2015 and 2014, were 457,647 and 464,377, respectively.

Dividends on allocated shares are recorded as dividends and charged to retained earnings. Compensation expense is recorded equal to the fair market value of the stock when contributions, which are determined annually by the Board of Directors of the Company, are made to the ESOP. ESOP expense for the years ended December 31, 2015 and 2014 was $0.2 million and $0.0 million, respectively.

Note 15: Share Based Compensation Plan

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

Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant, and those option awards generally vest based on 5 years of continuous service and have 10-year contractual terms. The fair value of each option award was estimated on the date of grant using the Black-Scholes valuation model. No options were granted in either 2015 or 2014.

The compensation cost charged against income with respect to option awards under the 2008 Plan was $0.00 million and $0.04 million for 2015 and 2014, respectively. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $0.00 million and $0.01 million for 2015 and 2014, respectively.

A summary of incentive option activity under the Company’s plans as of December 31 and changes during the years then ended, is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Term	Aggregate Intrinsic Value

Outstanding, beginning of year	195,220	$8.60
Granted	-	-
Exercised	(9,500)	6.98
Forfeited	(25,646)	6.98
Expired	(20,000)	12.33
Outstanding, end of year	140,074	8.12	3.36	$436,089

Exercisable, end of year	140,074	8.12	3.36	$436,089

As of December 31, 2015, there was $0.00 million of total unrecognized compensation cost related to incentive option share-based compensation arrangements granted under the 2008 Plan.

On February 5, 2013, the Company adopted a Long Term Incentive (LTI) Plan. The Plan awards restricted stock in the Company to certain key executives under the 2008 Plan. These restricted stock awards vest over a four-year period and are intended to assist the Company in retention of key executives. During 2015 and 2014, the Company met certain performance targets and restricted stock awards were approved by the Board. The compensation cost charged against income for the Long Term Incentive (LTI) Plan was $0.08 million and $0.05 million for 2015 and 2014, respectively. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $0.03 million and $0.02 million for 2015 and 2014, respectively.

A summary of restricted stock activity under the Company’s plan as of December 31 and changes during the years ended, is presented below:

	Shares	Weighted- Average Value per Share

Nonvested, beginning of year	22,652	$8.15

Granted	12,192	9.55
Vested	(6,441)	8.07
Forfeited	(1,075)	8.11

Nonvested, end of year	27,328	$8.77

As of December 31, 2015, there was $0.17 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements related to the restricted stock awards under the 2008 Plan which were granted in accordance with the Long Term Incentive (LTI) plan. That cost is expected to be recognized over a weighted-average period of 2.50 years.

Note 16: Preferred Stock

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

Each Series A Preferred Share, at the option of the holder, is convertible at any time into the number of common shares equal to $1,000.00 divided by the conversion price then in effect, which at December 31, 2015, was $10.335. On or after the fifth anniversary of the issue date of the Series A Preferred Shares (December 23, 2019), the Company may require all holders of Series A Preferred Shares (and, therefore, depository shares) to convert their shares into common shares of the Company, provided the Company’s common share price exceeds 120 percent of the conversion price noted above. The conversion price will be impacted by the quarterly dividend paid on the common shares. At December 31, 2015, the aggregate number of common shares issuable upon the conversion of outstanding Series A Preferred Shares was 1,451,377.

Note 17: Disclosures About Fair Value of Assets and Liabilities

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

Level 1: Quoted prices in active markets for identical assets or liablities

Level 2: Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted proices in markets that are not active; or other inputs that are observable or can be corroborated by oberservble market data for substantially the full term of the assets or liabilities.

Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities

Following is a description of the valuation methodologies, inputs used for assets measured at fair value on a recurring basis, recognized in the accompanying balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy.

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

The following table presents the fair value measurements of securities measured at fair value on a recurring basis and the level within ASC 820 fair value hierarchy in which the fair value measurements fell at December 31, 2015 and 2014:

Fair Value Measurements Using:

($ in thousands) Available-for-Sale Securities:	Fair Values at 12/31/2015	(Level 1)	(Level 2)	(Level 3)

U.S. Treasury and Government Agencies	$10,905	$-	$10,905	$-
Mortgage-backed securities	61,343	-	61,343	-
State and political subdivisions	17,518	-	17,518	-
Equity securities	23		23
Interest rate contracts - assets	490		490
Interest rate contracts - liabilities	(490)		(490)

Fair Value Measurements Using:

($ in thousands) Available-for-Sale Securities:	Fair Values at 12/31/2014	(Level 1)	(Level 2)	(Level 3)

U.S. Treasury and Government Agencies	$15,307	$-	$15,307	$-
Mortgage-backed securities	50,740	-	50,740	-
State and political subdivisions	19,170	-	19,170	-
Equity securities	23		23
Interest rate contracts - assets	273		273
Interest rate contracts - liabilities	(273)		(273)

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

Collateral-dependent Impaired Loans, Net of ALLL

Loans for which it is probable the Company will not collect all principal and interest due according to contractual terms are measured for impairment. The estimated fair value of collateral-dependent impaired loans is based on the appraised value of the collateral, less estimated cost to sell. Collateral-dependent impaired loans are classified within Level 3 of the fair value hierarchy. This method requires obtaining independent appraisals of the collateral, which are reviewed for accuracy and consistency by Credit Administration. These appraisers are selected from the list of approved appraisers maintained by management. The appraised values are reduced by applying a discount factor to the value based on the Company’s loan review policy. All impaired loans held by the Company were collateral dependent at December 31, 2015 and 2014.

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

The following table presents the fair value measurements of assets measured at fair value on a non-recurring basis and the level within the fair value hierarchy in which the fair value measurements fell at December 31, 2015 and 2014:

($ in thousands) Description	Fair Values at 12/31/2015	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$3,011	$-	$-	$3,011
Mortgage Servicing Rights	2,585	-	-	2,585

($ in thousands) Description	Fair Values at 12/31/2014	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$2,538	$-	$-	$2,538
Mortgage Servicing Rights	3,037	-	-	3,037

Level 1 - Quoted Prices in Active Markets for Identical Assets

Level 2 - Significant Other Observable Inputs

Level 3 - Significant Unobservable Inputs

Unobservable (Level 3) Inputs

The following tables present quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements at December 31, 2014 and 2013:

($ in thousands)	Fair Value at 12/31/2015	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Collateral-dependent impaired loans	$3,011	Market comparable properties	Comparability adjustments (%)	Not available
Mortgage servicing rights	2,585	Discounted cash flow	Discount Rate	9.75%
			Constant prepayment rate	8.90%
			P&I earnings credit	0.42%
			T&I earnings credit	1.54%
			Inflation for cost of servicing	1.50%

($ in thousands)	Fair Value at 12/31/2014	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Collateral-dependent impaired loans	$2,538	Market comparable properties	Comparability adjustments (%)	Not available

Mortgage servicing rights	3,037	Discounted cash flow	Discount Rate	9.50%
			Constant prepayment rate	10.30%
			P&I earnings credit	0.17%
			T&I earnings credit	1.75%
			Inflation for cost of servicing	1.50%

The mortgage servicing rights portfolio is measured for fair value by an independent third party. The valuation of the portfolio hinges on a number of quantitative factors. These factors include, but are not limited to, a discount rate applied to the cash flows, and an assumption of future principle prepayments. The prepayment assumptions are based upon the historical performance of the Company’s portfolio as well as market metrics. With the stable to slightly declining interest rates during 2015, the mortgage servicing rights have increased in value. The servicing rights have had a decline in prepayments and the .25 percent decrease in the discount rate reflects the change in market rates. There were no changes in the inputs or methodologies used to determine fair value at December 31, 2015, as compared to December 31, 2014.

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

Loans

The estimated fair value for loans receivable, net, is based on estimates of the rate State Bank would charge for similar loans at December 31, 2015 and 2014, applied for the time period until the loans are assumed to re-price or be paid.

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

Deposits, Repurchase Agreements & FHLB advances

Deposits include demand deposits, savings accounts, NOW accounts and certain money market deposits. The carrying amount approximates the fair value. The estimated fair value for fixed-maturity time deposits, as well as borrowings, is based on estimates of the rate State Bank could pay on similar instruments with similar terms and maturities at December 31, 2015 and 2014.

Loan Commitments

The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. The estimated fair values for other financial instruments and off-balance-sheet loan commitments approximate cost at December 31, 2015 and 2014 and are not considered significant to this presentation.

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

December 31, 2015	Carrying	Fair Value Measurements Using
$'s in thousands	Amount	(Level 1)	(Level 2)	(Level 3)

Financial assets
Cash and due from banks	$20,459	$20,459	$-	$-
Loans held for sale	7,516	-	7,779	-
Loans, net of allowance for loan losses	550,669	-	-	548,154
Federal Reserve and FHLB Bank stock, at cost	3,748	-	3,748	-
Interest receivable	1,260	-	1,260	-
Mortgage Servicing Rights	7,152	-	-	7,760

Financial liabilities
Deposits	$586,453	$113,113	$475,468	$-
Repurchase agreements	12,406	-	12,406	-
FHLB advances	35,000	-	34,870	-
Trust preferred securities	10,310	-	7,165	-
Interest payable	264	-	264	-

December 31, 2014	Carrying	Fair Value Measurements Using
$'s in thousands	Amount	(Level 1)	(Level 2)	(Level 3)

Financial assets
Cash and due from banks	$28,197	$28,197	$-	$-
Loans held for sale	5,168	-	5,315	-
Loans, net of allowance for loan losses	509,565	-	-	510,314
Federal Reserve and FHLB Bank stock, at cost	3,748	-	3,748	-
Interest receivable	1,346	-	1,346	-
Mortgage Servicing Rights	5,704	-	-	6,358

Financial liabilities
Deposits	$550,906	$97,853	$455,383	$-
Repurchase agreements	12,740	-	12,740	-
FHLB advances	30,000	-	29,907	-
Trust preferred securities	10,310	-	7,206	-
Interest payable	264	-	264	-

Note 18: Condensed Financial Information

Presented below is condensed financial information of the parent company only ($ in thousands):

Condensed Balance Sheets	2015	2014
Assets
Cash and cash equivalents	$9,157	$12,446
Investment in banking subsidiaries	82,251	75,194
Investment in nonbanking subsidiaries	1,438	1,401
Other assets	318	152
Total assets	$93,164	$89,193
Liabilities
Trust preferred securities	$10,000	$10,000
Borrowings from nonbanking subsidiaries	310	310
Other liabilities & accrued interest payable	1,613	3,200
Total liabilities	11,923	13,510
Stockholders' Equity	81,241	75,683
Total liabilities and stockholders' equity	$93,164	$89,193

Condensed Statements of Income & Comprehensive Income	2015	2014
Dividends from subsidiaries:
Banking subsidiaries	$1,000	$5,000
Nonbanking subsidiaries	-	39
Total income	1,000	5,039

Expenses
Interest expense	212	1,138
Other expense	922	1,201
Total expenses	1,134	2,339
Income before income tax	(134)	2,700
Income tax benefit	(385)	(803)
Income before equity in undistributed income of subsidiaries	251	3,503

Equity in undistributed income of subs.
Banking subsidiaries	7,369	1,952
Nonbanking subsidiaries	(1)	(192)
Total	7,368	1,760
Net income	$7,619	$5,263
Preferred stock dividends	956	-
Net income available to common shareholders	$6,663	$5,263
Comprehensive income	$7,351	$6,107

Condensed Statements of Cash Flows	2015	2014
Operating Activities
Net income	$7,619	$5,263
Items not requiring (providing) cash
Equity in undistributed net income of subsidiaries	(7,368)	(1,760)
Expense of stock option plan	81	90
Other assets	(166)	118
Prepayment penalty on Trust Preferred	-	333
Other liabilities	(1,581)	(362)

Net cash (used in) provided by operating activities	(1,415)	3,682

Investing Activities
Investment in Subsidiary	-	(164)
Net cash used in investing activities	-	(164)

Financing Activities
Dividends on common stock	(983)	(783)
Dividends on preferred stock	(956)	-
Proceeds from stock compensation	67	18
Repurchase of common stock	(2)	-
Redemption of trust preferred	-	(10,643)
Preferred stock raise	-	13,983
Repayment of Notes Payable	-	-

Net cash provided by (used in) financing activities	(1,874)	2,575

Net Change in Cash and Cash Equivalents	(3,289)	6,093

Cash and Cash Equivalents at Beginning of Year	12,446	6,353

Cash and Cash Equivalents at End of Year	$9,157	$12,446

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders

SB Financial Group, Inc. Defiance, Ohio

We have audited the accompanying consolidated balance sheets of SB Financial Group, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2015. The Company's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SB Financial Group, Inc. as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

BKD, llp

Cincinnati, Ohio

March 11, 2016

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not Applicable.

Item 9A. Controls and Procedures

a)	Evaluation of Disclosure Controls and Procedures

With the participation of the President and Chief Executive Officer (the principal executive officer) and the Executive Vice President and Chief Financial Officer (the principal financial officer) of the Company, the Company’s management has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the fiscal year covered by this Annual Report on Form 10-K. Based on that evaluation, the Company’s President and Chief Executive Officer and the Company’s Executive Vice President and Chief Financial Officer have concluded that:

●	Information required to be disclosed by the Company in this Annual Report on Form 10-K and other reports which the Company files or submits under the Exchange Act would be accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely discussions regarding required disclosure;

●	Information required to be disclosed by the Company in the Annual Report on Form 10-K and other reports which the Company files or submits under the Exchange act would be recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and

●	The Company’s disclosure controls and procedures were effective as of the end of the fiscal year covered by this Annual Report on Form 10-K.

b)	Management’s Report on Internal Control Over Financial Reporting

The management of SB Financial Group, Inc. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in conformity with U.S. generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that:

●	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company and its consolidated subsidiaries;

●	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in conformity with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company and its consolidated subsidiaries are being made only in accordance with authorizations of management and directors of the Company; and

●	Provide reasonable assurance regarding prevention of timely detection of unauthorized acquisition, use or disposition of the assets of the Company and its consolidated subsidiaries that could have a material effect on the financial statements.

With the supervision and participation of our President and Chief Executive Officer, and our Chief Financial Officer, management assessed the effectiveness of the company’s internal control over financial reporting as of December, 31, 2015, based on the criteria set forth for effective internal control over financial reporting by the Committee of Sponsoring Organizations of the Treadway commission in “Internal control Integrated Framework” (1992 version). Based on our assessment and those criteria, management concluded that, as of December 31, 2015, the Company’s internal control over financial reporting is effective.

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

c)	Changes in Internal Controls Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended December 31, 2015, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The information required by Item 401 of SEC Regulation S-K concerning the directors of the Company and the nominees for re-election as directors of the Company at the Annual Meeting of Shareholders to be held on April 20, 2016 (the “2016 Annual Meeting”), is incorporated herein by reference from the disclosure included in the Company’s definitive Proxy Statement relating to the 2016 Annual Meeting (the “2016 Proxy Statement”), under the caption “PROPOSAL NO. 1 – ELECTION OF DIRECTORS”. The information concerning the executive officers of the Company required by Item 401 of SEC Regulation S-K is set forth in the portion of Part I of this Annual Report on Form 10-K entitled “Supplemental Item: Executive Officers of the Registrant.”

Compliance with Section 16(a) of the Exchange Act

The information required by Item 405 of SEC Regulation S-K is incorporated herein by reference from the disclosure included in the Company’s 2016 Proxy Statement under the caption “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE.”

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

Audit Committee

The information required by Items 407(d)(4) and 407(d)(5) of SEC Regulation S-K is incorporated herein by reference from the disclosure included under the caption “MEETINGS AND COMMITTEES OF THE BOARD – Committees of the Board – Audit Committee” in the Company’s 2016 Proxy Statement.

Item 11. Executive Compensation.

The executive compensation information required by this item is incorporated herein by reference to the information contained in the Company’s 2016 Proxy Statement under the captions “COMPENSATION OF EXECUTIVE OFFICERS” and “DIRECTOR COMPENSATION”.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 403 of SEC Regulation S-K is incorporated herein by reference from the disclosure included in the Company’s 2016 Proxy Statement under the caption “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT”.

Equity Compensation Plan Information

The SB Financial Group, Inc. Stock Option Plan (the “2008 Plan”) was approved by the shareholders of the Company at the 2008 Annual Meeting of Shareholders.

The following table shows, as of December 31, 2015, the number of common shares issuable upon exercise of outstanding stock options, the weighted-average exercise price of those stock options, and the number of common shares remaining for future issuance under the Company’s equity compensation plans (excluding common shares issuable upon exercise of outstanding stock options):

Equity compensation
approved by security
($ in thousands - except per share data)	holders

Number of securities to be issued upon exercise of outstanding options, warrants and rights	140,074

Weighted-average exercise price of outstanding options, warrants and rights	$8.12

Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a)	151,997

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 404 of SEC Regulation S-K is incorporated herein by reference from the disclosure contained in the Company’s 2016 Proxy Statement under the caption “TRANSACTIONS WITH RELATED PERSONS”.

The information required by Item 407(a) of SEC Regulation S-K is incorporated herein by reference from the disclosure contained in the Company’s 2016 Proxy Statement under the caption “CORPORATE GOVERNANCE – Director Independence”.

Item 14. Principal Accountant Fees and Services

The information required to be disclosed in this Item 14 is incorporated herein by reference from the disclosure contained in the Company’s 2016 Proxy Statement under the caption “AUDIT COMMITTEE DISCLOSURE” – Pre-Approval of Services Performed by Independent Registered Public Accounting Firm” and “AUDIT COMMITTEE DISCLOSURE” – Services of Independent Registered Public Accounting Firm”.

PART IV

Item 15. Exhibits and Financial Statement Schedules

a)	Financial Statements.

The following consolidated financial statements are incorporated by reference from Item 8 hereof:

●	Report of Independent Registered Public Accounting Firm (BKD, LLP)

●	Consolidated Balance Sheets as of December 31, 2015 and 2014

●	Consolidated Statements of Income for the Years ended December 31, 2015 and 2014

●	Consolidated Statements of Comprehensive Income for the Years ended December 31, 2015 and 2014

●	Consolidated Statements of Stockholders' Equity for the Years ended December 31, 2015 and 2014

●	Consolidated Statements of Cash Flows for Years ended December 31, 2015 and 2014

●	Notes to Consolidated Financial Statements

b)	Financial Statement Schedules.

All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

c)	Exhibits.

Exhibit No.	Description	Location

3.1	Amended Articles of the Company as amended	Incorporated herein by reference to Exhibit 3(a)(i) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1989 (File No. 0-13507).

3.2	Certificate of Amendment to the Amended Articles of the Company as filed with the Ohio Secretary of State on April 27, 1993	Incorporated herein by reference to Exhibit 3(b) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993 (File No. 0-13507).

3.3	Certificate of Amendment to the Amended Articles of the Company as filed with the Ohio Secretary of State on April 30, 1997	Incorporated herein by reference to Exhibit 3(c) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 0-13507).

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

Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed November 12, 2014 (File No. 0-13507)

3.7	Amended Articles of the Company, as amended (reflecting amendments through November 6, 2014) [for SEC reporting compliance purposes only – not filed with the Ohio Secretary of State]	Incorporated herein by reference to Exhibit 3.7 to the Company’s Annual Report on Form 10-K for the Fiscal year ended December 31, 2014 (File No. 0-13507).

3.8	Amended and Restated Regulations of the Company	Incorporated herein by reference to Exhibit 3.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (File No. 0-13507).

3.9	Certificate Regarding Adoption of Amendment to Section 2.01 of the Amended and Restated Regulations of the Company by the Shareholders on April 16, 2009	Exhibit 3.1 to the Company’s Current Report on Form 8-K filed April 22, 2009 (File No. 0-13507).

Exhibit No.	Description	Location

4.1	Form of Certificate for 6.50% Noncumulative Convertible Perpetual Preferred Share, Series A, of the Company	Incorporated herein by reference to Exhibit 4.1 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 filed on November 6, 2014 (File No. 333-198879)

4.2	Form of Depositary Receipt of the Company	Incorporated herein by reference to Exhibit 4.2 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 filed on November 6, 2014 (File No. 333-198879)

4.3	Deposit Agreement, dated November 6, 2014, by and among the Company, Computershare Inc. and Computershare Trust Company, N.A. as Depositary, and the Holders from time to time of the Depositary Receipts described therein	Incorporated herein by reference to Exhibit 4.3 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 filed on November 6, 2014 (File No. 333-198879)

4.4	Indenture, dated as of September 15, 2005, by and between the Company and Wilmington Trust Company, as Debenture Trustee, relating to Floating Rate Junior Subordinated Deferrable Interest Debentures	Incorporated herein by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 (File No. 0-13507).

4.5	Amended and Restated Declaration of Trust of Rurban Statutory Trust II, dated as of September 15, 2005	Incorporated herein by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 (File No. 0-13507).

4.6	Guarantee Agreement, dated as of September 15, 2005, by and between the Company and Wilmington Trust Company, as Guarantee Trustee	Incorporated herein by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 (File No. 0-13507).

4.7	Agreement to furnish instruments and agreements defining rights of holders of long-term debt	Filed herewith.

10.1*	The Company’s Plan to Allow Directors to Elect to Defer Compensation	Incorporated herein by reference to Exhibit 10(v) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (File No. 0-13507).

10.2*	2008 Stock Incentive Plan of the Company	Incorporated herein by reference to Exhibit 10 to the Company’s Current Report on Form 8-K filed April 22, 2008 (File No. 0-13507).

10.3*	Form of Restricted Stock Award Agreement (For Employees) under the Company’s 2008 Stock Option Plan	Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed April 22, 2008 (File No. 0-13507).

Exhibit No.	Description	Location

10.4*	Form of Incentive Stock Option Agreement with Five-Year Vesting under the Company’s 2008 Stock Incentive Plan	Incorporated herein by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (File No. 0-13507).

10.5*	Form of Non-Qualified Stock Option Award Agreement with Five-Year Vesting under the Company’s 2008 Stock Incentive Plan	Incorporated herein by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (File No. 0-13507).

10.6*	Employees’ Stock Ownership and Savings Plan of the Company	Incorporated herein by reference to Exhibit 10(y) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (File No. 0-13507).

10.7*	Employee Stock Purchase Plan of the Company	Incorporated herein by reference to Exhibit 10(z) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (File No. 0-13507).

10.8*	Employment Agreement, dated July 30, 2010, between the Company and Mark A. Klein	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 5, 2010 (File No. 0-13507).

10.9*	Second Amended and Restated Change of Control Agreement, dated July 30, 2010, between the Company and Mark A. Klein	Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed August 5, 2010 (File No. 0-13507).

10.10*	Change of Control Agreement, dated April 21, 2010, between the Company and Anthony V. Cosentino	Incorporated herein by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (File No. 0-13507).

10.11*	Supplemental Executive Retirement Plan Agreement, dated as of July 20, 2015 by and between the company and Mark A. Klein	Incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report 10-Q for the quarter ended September 30, 2015.

10.12*	Non-Qualified Deferred Compensation Plan of the Company effective as of January 1, 2007	Incorporated herein by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (File No. 0-13507)

10.13*	Long-Term Incentive Compensation Plan for the Company and Affiliates	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 20, 2012 (File No. 0-13507)

Exhibit No.	Description	Location

11	Statement re: Computation of Per Share Earnings	Included in Note 1 of the Notes to Consolidated Financial Statements of Registrant filed herewith as Exhibit 13.

13	2015 Annual Report of Registrant (not deemed filed except for portions thereof which are specifically incorporated by reference in this Annual Report on Form 10-K)	Specified portions filed herewith.

21	Subsidiaries of Registrant	Filed herewith.

23	Consent of BKD, LLP	Filed herewith.

24	Power of Attorney of Directors and Executive Officers	Included on signature page of this Annual Report on Form 10-K

31.1	Rule 13a-14(a)/15d-14(a) Certification – Principal Executive Officer	Filed herewith.

31.2	Rule 13a-14(a)/15d-14(a) Certification – Principal Financial Officer	Filed herewith.

32.1	Section 1350 Certification – Principal Executive Officer and Principal Financial Officer	Filed herewith.

101

The following materials from SB Financial Group Inc.’s 2015 Annual Report and incorporated therefrom in SB Financial Group, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, formatted in XBRL (extensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of December 31, 2015 and 2014; (ii) the Consolidated Statements of Income for the years ended December 31, 2015 and 2014; (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2015 and 2014; (iv) the Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2015 and 2014; (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2015 and 2014; and (vi) the Notes to Consolidated Financial Statements (electronically submitted herewith).

*Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SB FINANCIAL GROUP, INC.

Date: March 11, 2016	By:	/s/ Anthony V. Cosentino
Anthony V. Cosentino, Executive Vice President and Chief Financial Officer

Power of Attorney

KNOW ALL MEN BY THESE PRESENTS, that each undersigned officer and/or director of SB Financial Group, Inc., an Ohio corporation (the “Corporation”), which is about to file with the Securities and Exchange Commission, Washington, D.C., under the provisions of the Securities Exchange Act of 1934, as amended, the Annual Report of the Corporation on Form 10-K for the fiscal year ended December 31, 2015, hereby constitutes and appoints Mark A. Klein and Anthony V. Cosentino, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign both the Annual Report on Form 10-K and any and all amendments and documents related thereto, and to file the same, and any and all exhibits, financial statements and schedules related thereto, and other documents in connection therewith, with the Securities and Exchange Commission and the NASDAQ Stock Market, granting unto said attorneys-in-fact and agents, and substitute or substitutes, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all things that each of said attorneys-in-fact and agents, or either of them or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Date	Capacity

/s/ Mark A. Klein	March 11, 2016	Chairman, President and Chief Executive Officer
Mark A. Klein

/s/ Anthony V. Cosentino	March 11, 2016	Executive Vice President and Chief Financial Officer
Anthony V. Cosentino

/s/ George W. Carter	March 11, 2016	Director
George W. Carter

/s/ Gary M. Cates	March 11, 2016	Director
Gary M. Cates

/s/ Robert A. Fawcett, Jr.	March 11, 2016	Director
Robert A. Fawcett, Jr.

/s/ Gaylyn J. Finn	March 11, 2016	Director
Gaylyn J. Finn

/s/ Richard L. Hardgrove	March 11, 2016	Director
Richard L. Hardgrove

/s/ Rita A. Kissner	March 11, 2016	Director
Rita A. Kissner

/s/ Mark A. Klein	March 11, 2016	Director
Mark A. Klein

/s/ William G. Martin	March 11, 2016	Director
William G. Martin

/s/ Timothy J. Stolly	March 11, 2016	Director
Timothy J. Stolly

Date: March 11, 2016

Board of Directors

Mark A. Klein

Chairman, President and CEO

SB Financial Group, Inc. and

The State Bank and Trust Company

Richard L. Hardgrove

Lead Director

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

