Form 10-Q
period 2016-03-31
SB FINANCIAL GROUP, INC.
filed 2016-05-12
CIK 767405

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Large Accelerate Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Title of each class	Name of each exchange on which registered
Common Shares, No Par Value	The NASDAQ Stock Market, LLC
4,892,021 Outstanding at May 12, 2016	(NASDAQ Capital Market)

SB FINANCIAL GROUP, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SB Financial Group, Inc.

Condensed Consolidated Balance Sheets
March 31, 2016 and December 31, 2015

	March	December
($ in Thousands)	2016	2015
	(Unaudited)
ASSETS
Cash and due from banks	$35,529	$20,459

Securities available for sale, at fair value	97,990	89,789
Other securities - FRB and FHLB Stock	3,748	3,748
Total investment securities	101,738	93,537

Loans held for sale	6,890	7,516

Loans, net of unearned income	577,134	557,659
Allowance for loan losses	(7,205)	(6,990)
Net loans	569,929	550,669

Premises and equipment, net	18,994	19,010
Cash surrender value of life insurance	13,509	13,437
Goodwill & other intangibles	16,432	16,435
Foreclosed assets held for sale, net	406	286
Mortgage servicing rights	6,608	7,152
Accrued interest receivable	1,489	1,260
Other assets	3,296	3,310
Total assets	$774,820	$733,071

LIABILITIES AND EQUITY
Deposits
Non interest bearing demand	$112,209	$113,113
Interest bearing demand	138,235	126,443
Savings	86,038	83,447
Money market	120,672	104,412
Time deposits	180,874	159,038
Total deposits	638,028	586,453

Advances from Federal Home Loan Bank	21,000	35,000
Repurchase agreements	14,524	12,406
Trust preferred securities	10,310	10,310
Accrued interest payable	343	264
Other liabilities	7,564	7,397
Total liabilities	691,769	651,830

Commitments & Contingent Liabilities	-	-

Stockholders' Equity
Preferred stock, Series A	13,983	13,983
Common stock	12,569	12,569
Additional paid-in capital	15,365	15,438
Retained earnings	41,199	40,059
Accumulated other comprehensive income	1,296	650
Treasury stock, at cost	(1,361)	(1,458)
Total equity	83,051	81,241

Total liabilities and equity	$774,820	$733,071

See notes to condensed consolidated financial statements (unaudited)

Note: The balance sheet at December 31, 2015 has been derived from the audited consolidated financial statements at that date

SB Financial Group, Inc.

Condensed Consolidated Statements of Income (Unaudited)

($ in thousands, except share data)	Three Months Ended
	March	March
	2016	2015
Interest income
Loans
Taxable	$6,260	$5,619
Nontaxable	9	6
Securities
Taxable	402	372
Nontaxable	156	177
Total interest income	6,827	6,174

Interest expense
Deposits	545	495
Repurchase Agreements & Other	5	5
Federal Home Loan Bank advances	106	92
Trust preferred securities	59	51
Total interest expense	715	643

Net interest income	6,112	5,531

Provision for loan losses	250	350

Net interest income after provision for loan losses	5,862	5,181

Noninterest income
Wealth Management Fees	633	659
Customer service fees	680	632
Gain on sale of mtg. loans & OMSR's	1,383	1,400
Mortgage loan servicing fees, net	(446)	58
Gain on sale of non-mortgage loans	449	254
Data service fees	277	317
Net gain on sale of securities	111	-
Gain/(loss) on sale/disposal of assets	22	(19)
Other income	330	295
Total non-interest income	3,439	3,596

Noninterest expense
Salaries and employee benefits	3,779	3,477
Net occupancy expense	565	503
Equipment expense	595	565
Data processing fees	305	263
Professional fees	316	440
Marketing expense	171	149
Telephone and communication	99	90
Postage and delivery expense	197	234
State, local and other taxes	99	129
Employee expense	118	153
Intangible amortization expense	3	54
Other expenses	648	587
Total non-interest expense	6,895	6,644

Income before income tax expense	2,406	2,133
Income tax expense	751	637

Net income	$1,655	$1,496

Preferred Stock Dividends	244	225

Net income available to common shareholders	1,411	1,271

Common share data:
Basic earnings per common share	$0.29	$0.26
Diluted earnings per common share	$0.26	$0.23

Average common shares outstanding (in thousands):
Basic:	4,896	4,879
Diluted:	6,401	6,379

See notes to condensed consolidated financial statements (unaudited)

SB Financial Group, Inc.

Condensed Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended Mar. 31,
($'s in thousands)	2016	2015

Net income	$1,655	$1,496
Other comprehensive income:
Available-for-sale investment securities:
Gross unrealized holding gain arising in the period	1090	524
Related tax expense	(371)	(178)
Less: Reclassification for gain realized in income	(111)	-
Related tax expense	38	-
Net effect on other comprehensive income	649	346
Total comprehensive income	$2,301	$1,842

See notes to condensed consolidated financial statements (unaudited)

SB Financial Group, Inc.

Condensed Consolidated Statements of Shareholders’ Equity (unaudited)

	Preferred	Common	Additional Paid-in	Retained	Accumulated Other Comprehensive	Treasury
($'s in thousands)	Stock	Stock	Capital	Earnings	Income	Stock	Total

Balance, January 1, 2016	$13,983	$12,569	$15,438	$40,059	$650	$(1,458)	$81,241
Net Income	-	-	-	1,655	-	-	1,655
Other Comprehensive Income	-	-	-	-	646	-	646
Dividends on Common Stk., $0.055 per share	-	-	-	(271)	-	-	(271)
Dividends on Preferred Stk., $0.1625 per share	-	-	-	(244)	-	-	(244)
Issuance of Restricted Stock and Stock Options	-	-	(97)	-	-	97	-
Share based compensation expense	-	-	24	-	-	-	24
Balance, March 31, 2016	$13,983	$12,569	$15,365	$41,199	$1,296	$(1,361)	$83,051

Balance, January 1, 2015	$13,983	$12,569	$15,461	$34,379	$918	$(1,627)	$75,683
Net Income	-	-	-	1,496	-	-	1,496
Other Comprehensive Income	-	-	-	-	346	-	346
Dividends on Common Stk., $0.045 per share	-	-	-	(221)	-	-	(221)
Dividends on Preferred Stk., $0.15 per share	-	-	-	(225)	-	-	(225)
Issuance of Restricted Stock and Stock Options	-	-	(69)	-	-	69	-
Share based compensation expense	-	-	21	-	-	-	21
Balance, March 31, 2015	$13,983	$12,569	$15,413	$35,429	$1,264	$(1,558)	$77,100

See notes to condensed consolidated financial statements (unaudited)

SB Financial Group, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

($'s in thousands)	Three Months Ended Mar. 31,
	2016	2015
Operating Activities
Net Income	$1,655	$1,496
Items providing/(using) cash
Depreciation and amortization	340	242
Provision for loan losses	250	350
Expense of share-based compensation plan	24	21
Amortization of premiums and discounts on securities	234	262
Amortization of intangible assets	3	54
Amortization of originated mortgage servicing rights	172	282
Impairment of mortgage servicing rights	767	80
Proceeds from sale of loans held for sale	55,517	64,878
Originations of loans held for sale	(52,363)	(66,482)
Gain from sale of loans	(1,832)	(1,654)
(Gain)/loss on sale of assets	(22)	19
Changes in
Interest receivable	(229)	(208)
Other assets	(1,672)	(2,927)
Interest payable and other liabilities	246	2,626

Net cash provided by/(used in) operating activities	3,090	(961)

Investing Activities
Purchases of available-for-sale securities	(11,322)	(12,740)
Proceeds from maturities of available-for-sale securities	3,866	4,186
Net change in loans	(19,716)	4,234
Purchase of premises and equipment and software	(109)	(2,111)
Proceeds from sales or disposal of premises and equipment	-	36
Proceeds from sale of foreclosed assets	86	85

Net cash used in investing activities	(27,195)	(6,310)

Financing Activities

Net increase in demand deposits, money market, interest checking and savings accounts	29,739	23,948
Net increase in certificates of deposit	21,836	3,429
Net increase in securities sold under agreements to repurchase	2,118	1,908
Repayment of Federal Home Loan Bank advances	(14,000)	-
Net proceeds from share based compensation plans	(3)	-
Dividends on Common Stock	(271)	(221)
Dividends on Preferred Stock	(244)	(225)
Repayment of notes payable	-	-
Net cash provided by financing activities	39,175	28,839
Increase in Cash and Cash Equivalents	15,070	21,568
Cash and Cash Equivalents, Beginning of Year	20,459	28,197
Cash and Cash Equivalents, End of Period	$35,529	$49,765
Supplemental Cash Flows Information
Interest paid	$636	$573
Income taxes paid	$-	$410
Transfer of loans to foreclosed assets	$206	$27

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements reflect all adjustments that are, in the opinion of management, necessary to fairly present the financial position, results of operations and cash flows of the Company. Those adjustments consist only of normal recurring adjustments. Results of operations for the three months ended March 31, 2016, are not necessarily indicative of results for the complete year.

The condensed consolidated balance sheet of the Company as of December 31, 2015 has been derived from the audited consolidated balance sheet of the Company as of that date.

For further information, refer to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

The following paragraphs summarize the impact of new accounting pronouncements:

Accounting Standards Update (ASU) No. 2016-02: Leases (Topic 842)

This ASU is intended to increase transparency and comparibility among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The amendments in this ASU are effective for reporting periods beginning after December 15, 2019, and management will need further study to determine the impact on the Company’s consolidated financial statements.

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

ASU No. 2015-16: Business Combinations (Topic 805)

This ASU requires an acquirer to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. Further, an entity must present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings that would have been recorded previously if the provisional amounts had been recorded as of the acquisition date. The amendments in this ASU are in effect, and they did not will have a material impact on the Company’s consolidated financial statements.

ASU No. 2015-15: Interest – Imputation of Interest (Subtopic 835-30)

This ASU requires entities to present debt issuance costs related to a recognized debt liability as a direct deduction from the carrying amount of that debt liability. The amendments in this ASU are in effect, and they did not have a material impact on the Company’s consolidated financial statements.

ASU No. 2015-05: Intangibles – Goodwill and Other (Subtopic 310-40, Software)

This ASU provides guidance for the customer’s accounting treatment for fees paid in a cloud computing arrangement. Existing GAAP does not include explicit guidance regarding this topic. Specifically the ASU indicates how to handle cloud computing arrangements when a software license does and does not exist as part of the arrangement. The amendments in this ASU are in effect, and they did not have a material impact on the Company’s consolidated financial statements.

ASU No. 2015-03 (Sub Topic 835-30): Interest – Simplifying the Presentation of Debt Issuance Costs

This ASU simplifies the presentation of debt issuance costs, with the amendments in this ASU requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The amendments in this ASU are in effect, and they did not have a material impact on the Company’s consolidated financial statements.

ASU No. 2014-09 (Topic 606): Interest – Revenue from Contracts with Customers

Deferral of the effective date was issued in August 2015.  In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. ASU 2014-09 was originally effective for fiscal years and interim periods within those years beginning after December 15, 2016. In August 2015, the FASB issued 2015-14, which deferred the effective date of ASU 2014-09 by one year for periods beginning after December 15, 2017. Early adoption is permitted as of the original effective date and requires either a retrospective or a modified retrospective approach to adoption. The Company is currently evaluating the potential impact on its consolidated financial statements and related notes, as well as the available transition methods.

NOTE 2—EARNINGS PER SHARE

Earnings per share (EPS) have been computed based on the weighted average number of common shares outstanding during the periods presented. For the three month period ended March 31, 2016, share-based awards totaling 35,424 common shares were not considered in computing diluted EPS as they were anti-dilutive. For the three month period ended March 31, 2015, share-based awards totaling 55,424 common shares were not considered in computing diluted EPS as they were anti-dilutive. Included in the diluted EPS for March 31, 2016 are the impact of the full conversion of the Company’s depository shares issued in December of 2014. Based upon the current conversion ratio, the 1,500,000 outstanding depository shares are convertible into an aggregate of 1,452,051 common shares. The average number of common shares used in the computation of basic and diluted earnings per share were:

	Three Months Ended March, 31
($ in thousands - except per share data)	2016	2015

Distributed earnings allocated to common shares	$271	$221
Undistributed earnings allocated to common shares	1,138	1,049
Net earnings allocated to common shares	1,409	1,270
Net earnings allocated to participating securities	2	1
Dividends on convertible preferred shares	244	225
Net Income allocated to common shares and participating securities	$1,655	$1,496

Weighted average shares outstanding for basic earnings per share	4,896	4,879
Dilutive effect of stock compensation	53	49
Dilutive effect of convertible shares	1,452	1,451
Weighted average shares outstanding for diluted earnings per share	6,401	6,379

Basic earnings per common share	$0.29	$0.26

Diluted earnings per common share	$0.26	$0.23

Note 3 - Securities

The amortized cost and appropriate fair values, together with gross unrealized gains and losses, of securities at March 31, 2016 and December 31, 2015 were as follows:

($ in thousands)		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Available-for-Sale Securities:
March 31, 2016
U.S. Treasury and Government agencies	$11,917	$145	$-	$12,062
Mortgage-backed securities	68,486	896	(44)	69,338
State and political subdivisions	15,600	972	(5)	16,567
Equity securities	23	-	-	23
	$96,026	$2,013	$(49)	$97,990

($ in thousands)		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Available-for-Sale Securities:
December 31, 2015:
U.S. Treasury and Government agencies	$10,804	$101	$-	$10,905
Mortgage-backed securities	61,459	311	(427)	61,343
State and political subdivisions	16,519	999	-	17,518
Equity securities	23	-	-	23
	$88,805	$1,411	$(427)	$89,789

The amortized cost and fair value of securities available for sale at March 31, 2016, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale
	Amortized	Fair
($ in thousands)	Cost	Value

Within one year	$425	$427
Due after one year through five years	2,476	2,591
Due after five years through ten years	7,535	7,878
Due after ten years	17,081	17,733
	27,517	28,629

Mortgage-backed securities & equity securities	68,509	69,361

Totals	$96,026	$97,990

The fair value of securities pledged as collateral, to secure public deposits and for other purposes, was $84.0 million at March 31, 2016 and $42.6 million at December 31, 2015. The fair value of securities delivered for repurchase agreements were $19.4 million at March 31, 2016 and $15.8 million at December 31, 2015.

For the three months ended March 31, 2016, there were gross gains of $0.11 million resulting from sales of available-for-sale securities, which was a reclassification from accumulated other comprehensive income (OCI) and was included in the net gain on sale of securities. The related $0.04 million in tax expense was a reclassification from OCI and was included in the income tax expense line item in the income statement. There were no realized gains and losses from sales of available-for-sale securities for the three months ended March 31, 2015.

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments was $8.7 million at March 31, 2016, and $37.2 million at December 31, 2015, which was approximately 9 and 34 percent, respectively, of the Company’s available-for-sale investment portfolio at such dates. Based on evaluation of available evidence, including recent changes in market interest rates, credit rating information and information obtained from regulatory filings, management believes the declines in fair value for these securities are temporary. Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.

Securities with unrealized losses, aggregated by investment class and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2016 and December 31, 2015 are as follows:

($ in thousands)	Less than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
March 31, 2016	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Available-for-Sale Securities:
State and Political subdivisions	$802	$(5)	$-	$-	$802	$(5)
Mortgage-backed Securities	$2,250	$(9)	$5,650	$(35)	$7,900	$(44)

	$3,052	$(14)	$5,650	$(35)	$8,702	$(49)

($ in thousands)	Less than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
December 31, 2015	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Available-for-Sale Securities:
Mortgage-backed securities	30,184	(253)	7,061	(174)	37,245	(427)

	$30,184	$(253)	$7,061	$(174)	$37,245	$(427)

The total potential unrealized loss as of March 31, 2016 in the securities portfolio was $0.04 million, which was down from the $0.43 million unrealized loss at December 31, 2015. Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concern warrants such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent of the Company to not sell the investment and whether it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost. Management has determined there is no other-than-temporary-impairment on these securities.

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

Categories of loans at March 31, 2016 and December 31, 2015 include:

	Total Loans		Non-Accrual Loans
($ in thousands)	Mar. 2016	Dec. 2015	Mar. 2016	Dec. 2015

Commercial & Industrial	$91,958	$86,542	164	188
Commercial RE & Construction	256,461	242,208	5,218	5,670
Agricultural & Farmland	42,467	43,835	-	7
Residential Real Estate	132,627	130,806	1,156	749
Consumer & Other	53,493	54,224	46	32

Total Loans	$577,006	$557,615	$6,584	$6,646

Unearned Income	$128	$44

Total Loans, net of unearned income	$577,134	$557,659

Allowance for loan losses	$(7,205)	$(6,990)

The following tables present the activity in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of March 31, 2016, December 31, 2015 and March 31, 2015.

	Commercial	Commercial RE	Agricultural	Residential	Consumer
($'s in thousands)	& Industrial	& Construction	& Farmland	Real Estate	& Other	Total

ALLOWANCE FOR LOAN AND LEASE LOSSES
For the Three Months Ended - March 31, 2016

Beginning balance	$914	$3,886	$204	$1,312	$674	$6,990
Charge Offs	(92)	-	-	-	(2)	$(94)
Recoveries	35	-	-	-	24	59
Provision	68	234	(16)	30	(66)	250
Ending Balance	$925	$4,120	$188	$1,342	$630	$7,205

Loans Receivable at March 31, 2016
Allowance:
Ending balance:
individually evaluated for impairment	$-	$1,759	$-	$165	$37	$1,961
Ending balance:
collectively evaluated for impairment	$925	$2,361	$188	$1,177	$593	$5,244
Loans:
Ending balance:
individually evaluated for impairment	$-	$5,301	$-	$1,931	$446	$7,678
Ending balance:
collectively evaluated for impairment	$91,958	$251,160	$42,467	$130,696	$53,047	$569,328

	Commercial	Commercial RE	Agricultural	Residential	Consumer
($'s in thousands)	& Industrial	& Construction	& Farmland	Real Estate	& Other	Total

Loans Receivable at December 31, 2015
Allowance:
Ending balance:
individually evaluated for impairment	$-	$1,759	$-	$167	$37	$1,963
Ending balance:
collectively evaluated for impairment	$914	$2,127	$204	$1,145	$637	$5,027
Loans:
Ending balance:
individually evaluated for impairment	$126	$5,754	$-	$1,713	$464	$8,057
Ending balance:
collectively evaluated for impairment	$86,416	$236,454	$43,835	$129,093	$53,760	$549,558

	Commercial	Commercial RE	Agricultural	Residential	Consumer
($'s in thousands)	& Industrial	& Construction	& Farmland	Real Estate	& Other	Total

ALLOWANCE FOR LOAN AND LEASE LOSSES
For the Three Months Ended - March 31, 2015

Beginning balance	$1,630	$2,857	$208	$1,308	$768	$6,771
Charge Offs	(8)	(250)	-	(13)	(31)	$(302)
Recoveries	5	-	1	2	3	11
Provision	(53)	285	3	21	94	350
Ending Balance	$1,574	$2,892	$212	$1,318	$834	$6,830

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

The following tables present the credit risk profile of the Company’s loan portfolio based on rating category and payment activity as of March 31, 2016 and December 31, 2015.

March 31, 2016	Commercial	Commercial RE	Agricultural	Residential	Consumer
($ in thousands)	& Industrial	& Construction	& Farmland	Real Estate	& Other	Total

1-2	$742	$50	$44	$-	$6	$842
3	26,662	85,242	7,924	116,001	50,105	285,934
4	63,792	159,654	34,499	14,524	3,135	275,604
Total Pass (1 - 4)	91,196	244,946	42,467	130,525	53,246	562,380

Special Mention (5)	353	5,213	-	581	65	6,212
Substandard (6)	125	1,067	-	416	136	1,744
Doubtful (7)	284	5,235	-	1,105	46	6,670
Loss (8)	-	-	-	-	-	-
Total Loans	$91,958	$256,461	$42,467	$132,627	$53,493	$577,006

December 31, 2015	Commercial	Commercial RE	Agricultural	Residential	Consumer
($ in thousands)	& Industrial	& Construction	& Farmland	Real Estate	& Other	Total

1-2	$709	$767	$47	$-	$15	$1,538
3	23,362	79,915	8,195	118,463	50,745	280,680
4	61,799	149,473	35,593	10,418	3,223	260,506
Total Pass (1 - 4)	85,870	230,155	43,835	128,881	53,983	542,724

Special Mention (5)	330	5,260	-	756	70	6,416
Substandard (6)	110	1,072	-	420	139	1,741
Doubtful (7)	232	5,721	-	749	32	6,734
Loss (8)	-	-	-	-	-	-
Total Loans	$86,542	$242,208	$43,835	$130,806	$54,224	$557,615

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

The following tables present the Company’s loan portfolio aging analysis as of March 31, 2016 and December 31, 2015.

($ in thousands)	30-59 Days	60-89 Days	Greater Than	Total Past		Total Loans
March 31, 2016	Past Due	Past Due	90 Days	Due	Current	Receivable
Commercial & Industrial	$-	$50	$59	$109	$91,849	$91,958
Commercial RE & Construction	-	958	4,911	5,869	250,592	256,461
Agricultural & Farmland	-	-	-	-	42,467	42,467
Residential Real Estate	-	-	233	233	132,394	132,627
Consumer & Other	153	-	19	172	53,321	53,493
Total Loans	$153	$1,008	$5,222	$6,383	$570,623	$577,006

($ in thousands)	30-59 Days	60-89 Days	Greater Than	Total Past		Total Loans
December 31, 2015	Past Due	Past Due	90 Days	Due	Current	Receivable
Commercial & Industrial	$-	$60	$188	$248	$86,294	$86,542
Commercial RE & Construction	99	-	5,280	5,379	236,829	242,208
Agricultural & Farmland	-	-	-	-	43,835	43,835
Residential Real Estate	98	198	156	452	130,354	130,806
Consumer & Other	64	-	2	66	54,158	54,224
Total Loans	$261	$258	$5,626	$6,145	$551,470	$557,615

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

The following tables present impaired loan information as of and for the three months ended March 31, 2016 and 2015, and for the twelve months ended December 31, 2015:

Three Months Ended March 31, 2016	Recorded	Unpaid Principal	Related	Average Recorded	Interest Income
($'s in thousands)	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Commercial & Industrial	$-	$-	$-	$-	$-
Commercial RE & Construction	657	657	-	667	4
Agricultural & Farmland	-	-	-	-	-
Residential Real Estate	929	972	-	1,137	15
Consumer & Other	86	85	-	98	2
All Impaired Loans < $100,000	381	381	-	381	-
With a specific allowance recorded:
Commercial & Industrial	-	-	-	-	-
Commercial RE & Construction	4,644	4,893	1,759	4,924	-
Agricultural & Farmland	-	-	-	-	-
Residential Real Estate	1,002	1,002	165	1,063	11
Consumer & Other	360	360	37	363	5
Totals:
Commercial & Industrial	$-	$-	$-	$-	$-
Commercial RE & Construction	$5,301	$5,550	$1,759	$5,591	$4
Agricultural & Farmland	$-	$-	$-	$-	$-
Residential Real Estate	$1,931	$1,974	$165	$2,200	$26
Consumer & Other	$446	$445	$37	$461	$7
All Impaired Loans < $100,000	$381	$381	$-	$381	$-

Twelve Months Ended December 31, 2015	Recorded	Unpaid Principal	Related	Average Recorded	Interest Income
($'s in thousands)	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Commercial & Industrial	$126	$1,214	$-	$1,388	$-
Commercial RE & Construction	1,110	1,110	-	1,206	27
Agricultural & Farmland	-	-	-	-	-
Residential Real Estate	657	657	-	862	52
Consumer & Other	90	90	-	107	9
All Impaired Loans < $100,000	131	131	-	131	-
With a specific allowance recorded:
Commercial & Industrial	-	-	-	-	-
Commercial RE & Construction	4,643	4,893	1,759	5,006	90
Agricultural & Farmland	-	-	-	-	-
Residential Real Estate	1,013	1,013	167	1,084	45
Consumer & Other	374	374	37	385	22
Totals:
Commercial & Industrial	$126	$1,214	$-	$1,388	$-
Commercial RE & Construction	$5,753	$6,003	$1,759	$6,212	$117
Agricultural & Farmland	$-	$-	$-	$-	$-
Residential Real Estate	$1,670	$1,670	$167	$1,946	$97
Consumer & Other	$464	$464	$37	$492	$31
All Impaired Loans < $100,000	$131	$131	$-	$131	$-

	Average Recorded	Interest Income
Three Months Ended March 31, 2015	Investment	Recognized
With no related allowance recorded:
Commercial & Industrial	$316	$-
Commercial RE & Construction	952	11
Agricultural & Farmland	-	-
Residential Real Estate	710	12
Consumer & Other	134	3
All Impaired Loans < $100,000	605	-
With a specific allowance recorded:
Commercial & Industrial	1,552	-
Commercial RE & Construction	1,326	-
Agricultural & Farmland	-	-
Residential Real Estate	1,120	12
Consumer & Other	375	6
Totals:
Commercial & Industrial	$1,868	$-
Commercial RE & Construction	$2,278	$11
Agricultural & Farmland	$-	$-
Residential Real Estate	$1,830	$24
Consumer & Other	$509	$9
All Impaired Loans < $100,000	$605	$-

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

TDR Concession Types

The Company’s standards relating to loan modifications consider, among other factors, minimum verified income requirements, cash flow analysis, and collateral valuations. Each potential loan modification is reviewed individually and the terms of the loan are modified to meet a borrower’s specific circumstances at a point in time. All loan modifications, including those classified as TDRs, are reviewed and approved. The types of concessions provided to borrowers include:

●	Interest rate reduction: A reduction of the stated interest rate to a nonmarket rate for the remaining original life of the loan. The Company also may grant interest rate concessions for a limited timeframe on a case by case basis.

●	Amortization or maturity date change: A change in the amortization or maturity date beyond what the collateral supports, including a concession that does any of the following:

(1)	Lengthens the amortization period of the amortized principal beyond market terms. This concession reduces the minimum monthly payment and increases the amount of the balloon payment at the end of the term of the loan. Principal is generally not forgiven.

(2)	Reduces the amount of loan principal to be amortized. This concession also reduces the minimum monthly payment and increases the amount of the balloon payment at the end of the term of the loan. Principal is generally not forgiven.

(3)	Extends the maturity date or dates of the debt beyond what the collateral supports. This concession generally applies to loans without a balloon payment at the end of the term of the loan. In addition, there may be instances where renewing loans potentially require non-market terms and would then be reclassified as TDRs.

●	Other: A concession that is not categorized as one of the concessions described above. These concessions include, but are not limited to: principal forgiveness, collateral concessions, covenant concessions, and reduction of accrued interest. Principal forgiveness may result from any TDR modification of any concession type.

The following presents the activity of TDRs during the three months ended March 31, 2016 and 2015.

	March 31, 2016
($ in thousands)	Number of Loans	Pre- Modification Recorded Balance	Post Modification Recorded Balance

Residential Real Estate	-	$-	$-
Commercial	-	-	-
Consumer & Other	1	222	222
Total Modifications	1	$222	$222

($ in thousands)	Interest Only	Term	Combination	Total Modification

Residential Real Estate	$-	$-	$-	$-
Commercial	-	-	-	-
Consumer & Other	-	222	-	222
Total Modifications	$-	$222	$-	$222

There was no increase in the allowance for loan losses due to TDR’s in the three month period ended March 31, 2016.

	March 31, 2015
	Number of	Pre- Modification Recorded	Post Modification Recorded
($ in thousands)	Loans	Balance	Balance

Residential Real Estate	1	$24	$24
Commercial	-	-	-
Consumer & Other	-	-	-
Total Modifications	1	$24	$24

($ in thousands)	Interest Only	Term	Combination	Total Modification

Residential Real Estate	$-	$24	$-	$24
Commercial	-	-	-	-
Consumer & Other	-	-	-	-
Total Modifications	$-	$24	$-	$24

There was no increase in the allowance for loan losses due to TDR's in the three month period ended March 31, 2015.

There were no TDR’s modified during the past twelve months that have subsequently defaulted as of March 31, 2016.

NOTE 5 – DERIVATIVE FINANCIAL INSTRUMENTS AND REPURCHASE AGREEMENTS

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

Non-designated Hedges

The Company does not use derivatives for trading or speculative purposes. Derivatives not designated as hedges are not speculative and result from a service the Company provides to certain customers. The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. Those interest rate swaps are simultaneously offset by interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. As of March 31, 2016 and December 31, 2015, the notional amount of customer-facing swaps was approximately $20.4 million and $17.6 million, respectively. The same amounts were offset with third party counterparties, as described above.

The Company has minimum collateral posting thresholds with its derivative counterparties. As of March 31, 2016 and December 31, 2015, the Company had posted cash as collateral in the amount of $0.9 million and $0.7 million, respectively.

The table below presents the fair value of the Company’s derivative financial instruments, as well as their classification on the Balance Sheet, as of March 31, 2016 and December 31, 2015.

	Asset Derivatives		Liability Derivatives
	March 31, 2016		March 31, 2016
($ in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments:
Interest rate contracts	Other Assets	$930	Other Liabilities	$930

	Asset Derivatives		Liability Derivatives
	December 31, 2015		December 31, 2015
($ in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments:
Interest rate contracts	Other Assets	$490	Other Liabilities	$490

The Company’s derivative financial instruments had no net effect on the Income Statements for the three months ended March 31, 2016 and 2015.

Securities Sold Under Repurchase Agreements

State Bank has retail repurchase agreements to facilitate cash management transactions with commercial customers. These obligations are secured by agency and mortgage –backed securities and such collateral is held by the Federal Home Loan Bank. The agreements mature within one month. These repurchase agreements are secured by agency securities and mortgage-backed securities with corresponding liabilities of $3.7 million and of $10.8 million. These securities have various maturity dates beyond 2017.

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

The following table presents the fair value measurements of assets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2016 and December 31, 2015.

Fair Value Measurements Using:

($ in thousands)	Fair Values at
Available-for-Sale Securities:	3/31/2015	(Level 1)	(Level 2)	(Level 3)
U.S. Treasury and Government Agencies	$12,062	$-	$12,062	$-
Mortgage-backed securities	69,338	-	69,338	-
State and political subdivisions	16,567	-	16,567	-
Equity securities	23	-	23	-
Interest rate contracts - assets	930	-	930	-
Interest rate contracts - liabilities	(930)	-	(930)	-

Fair Value Measurements Using:

($ in thousands)	Fair Values at
Available-for-Sale Securities:	12/31/2015	(Level 1)	(Level 2)	(Level 3)
U.S. Treasury and Government Agencies	$10,905	$-	$10,905	$-
Mortgage-backed securities	61,343	-	61,343	-
State and political subdivisions	17,518	-	17,518	-
Equity securities	23	-	23
Interest rate contracts - assets	490	-	490
Interest rate contracts - liabilities	(490)	-	(490)

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

Collateral-dependent Impaired Loans, NET of ALLL

Loans for which it is probable the Company will not collect all principal and interest due according to contractual terms are measured for impairment. The estimated fair value of collateral-dependent impaired loans is based on the appraised value of the collateral, less estimated cost to sell. Collateral-dependent impaired loans are classified within Level 3 of the fair value hierarchy. This method requires obtaining an independent appraisal of the collateral, which is reviewed for accuracy and consistency by Credit Administration. These appraisers are selected from the list of approved appraisers maintained by management. The appraised values are reduced by applying a discount factor to the value based on the Company’s loan review policy. All impaired loans held by the Company were collateral dependent at March 31, 2016 and December 31, 2015.

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

Fair Value Measurements Using:

($ in thousands)	Fair Values at
Description	3/31/2016	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$3,144	$-	$-	$3,144
Mortgage Servicing Rights	6,311	-	-	6,311

($ in thousands)	Fair Values at
Description	12/31/2015	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$3,011	$-	$-	$3,011
Mortgage Servicing Rights	2,585	-	-	2,585

Level 1	- Quoted Prices in Active Markets for Identical Assets
Level 2	- Significant Other Observable Inputs
Level 3	- Significant Unobservable Inputs

	Fair Value at	Valuation		Range (Weighted
($'s in thousands)	3/31/2016	Technique	Unobservable Inputs	Average)

Collateral-dependent impaired loans	$3,144	Market comparable properties	Comparability adjustments (%)	Not available
Mortgage servicing rights	6,311	Discounted cash flow	Discount Rate	9.38%
			Constant prepayment rate	13.10%
			P&I earnings credit	0.43%
			T&I earnings credit	1.35%
			Inflation for cost of servicing	1.50%

	Fair Value at	Valuation		Range (Weighted
($'s in thousands)	12/31/2015	Technique	Unobservable Inputs	Average)

Collateral-dependent impaired loans	$3,011	Market comparable properties	Comparability adjustments (%)	Not available
Mortgage servicing rights	2,585	Discounted cash flow	Discount Rate	9.75%
			Constant prepayment rate	8.90%
			P&I earnings credit	0.42%
			T&I earnings credit	1.54%
			Inflation for cost of servicing	1.50%

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements.

There were no changes in the inputs or methodologies used to determine fair value at March 31, 2016 as compared to December 31, 2015.

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

Loans

The estimated fair value for loans receivable is based on estimates of the rate State Bank would charge for similar loans at March 31, 2016 and December 31, 2015, applied for the time period until the loans are assumed to re-price or be paid.

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

Deposits, FHLB advances & Repurchase agreements

Deposits include demand deposits, savings accounts, NOW accounts and certain money market deposits. The carrying amount approximates the fair value. The estimated fair value for fixed-maturity time deposits, as well as borrowings, is based on estimates of the rate State Bank could pay on similar instruments with similar terms and maturities at March 31, 2016 and December 31, 2015.

Loan Commitments

The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. The estimated fair values for other financial instruments and off-balance-sheet loan commitments approximate cost at March 31, 2016 and December 31, 2015 and are not considered significant to this presentation.

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

	March 31, 2016
	Carrying	Fair Value Measurements Using
	Amount	(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and cash equivalents	$35,529	$35,529	$-	$-
Loans held for sale	6,890	-	7,116	-
Loans, net of allowance for loan losses	569,929	-	-	568,672
Federal Reserve and FHLB Bank stock	3,748	-	3,748	-
Accrued interest receivable	1,489	-	1,489	-
Mortgage Servicing Rights	6,608	-	-	6,945

Financial liabilities
Deposits	$638,028	$112,209	$528,772	$-
Short-term borrowings	14,524	-	14,524	-
FHLB Advances	21,000	-	21,154	-
Trust preferred securities	10,310	-	7,377	-
Accrued interest payable	343	-	343	-

	December 31, 2015
	Carrying	Fair Value Measurements Using
	Amount	(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and due from banks	$20,459	$20,459	$-	$-
Loans held for sale	7,516	-	7,779	-
Loans, net of allowance for loan losses	550,669	-	-	548,154
Federal Reserve and FHLB Bank stock, at cost	3,748	-	3,748	-
Accrued interest receivable	1,260	-	1,260	-
Mortgage Servicing Rights	7,152	-	-	7,760

Financial liabilities
Deposits	$586,453	$113,113	$475,468	$-
Short-term borrowings	12,406	-	12,406	-
FHLB advances	35,000	-	34,870	-
Trust preferred securities	10,310	-	7,165	-
Accrued interest payable	264	-	264	-

Note 7 – GENERAL LITIGATION

The Company is subject to claims and lawsuits that arise primarily in the ordinary course of business. Additionally, the Company is subject to periodic examinations by various regulatory agencies. It is the opinion of management that the disposition or ultimate resolution of such claims, lawsuits and examinations will not have a material adverse effect on the consolidated financial position, results of operations and cash flow of the Company.

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

State Bank conducted a proforma analysis of the application of these new capital requirements as of March 31, 2016. Based on that analysis, State Bank determined that it meets all these new requirements, including the full 2.5% capital conservation buffer, and would remain well capitalized if these new requirements had been in effect on that date. (see Note 13) In addition, as noted above, beginning in 2016, if State Bank does not have the required capital conservation buffer, its ability to pay dividends to the Company would be limited.

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

Critical Accounting Policies

Note 1 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 describes the significant accounting policies used in the development and presentation of the Company’s financial statements. The accounting and reporting policies of the Company are in accordance with accounting principles generally accepted in the United States and conform to general practices within the banking industry. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. The Company’s financial position and results of operations can be affected by these estimates and assumptions and are integral to the understanding of reported results. Critical accounting policies are those policies that management believes are the most important to the portrayal of the Company’s financial condition and results, and they require management to make estimates that are difficult, subjective, and/or complex.

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

Three Months Ended March 31, 2016 compared to Three Months Ended March 31, 2015

Net Income: Net income for the first quarter of 2016 was $1.7 million compared to net income of $1.5 million for the first quarter of 2015, an increase of 11 percent. Earnings per diluted share (EPS) of $0.26 were up 13 percent from the $0.23 for the first quarter of 2015.

Provision for Loan Losses: The first quarter provision for loan losses was $0.25 million compared to $0.35 million for the year-ago quarter. Net charge-offs for the quarter were $0.04 million compared to $0.29 million for the year-ago quarter. Total delinquent loans ended the quarter at $6.4 million, which is down $0.14 million from the prior year or 1.31 percent of average loans.

Asset Quality Review – For the Period Ended ($’s in Thousands)	Mar. 31, 2016	Mar. 31, 2015
Net charge-offs	$35	$292
Nonaccruing loans	6,584	4,450
Accruing Trouble Debt Restructures	1,482	1,524
Nonaccruing and restructured loans	8,066	5,974
OREO / OAO	406	207
Nonperforming assets	8,472	6,181
Nonperforming assets/Total assets	1.09%	0.86%
Allowance for loan losses/Total loans	1.25%	1.33%
Allowance for loan losses/Nonperforming loans	89.3%	114.3%

Consolidated Revenue: Total revenue, consisting of net interest income and noninterest income, was $9.6 million for the first quarter of 2016, an increase of $0.4 million, or 4.7 percent, from the $9.1 million generated during the 2015 first quarter.

Net interest income was $6.1 million, which is up $0.6 million from the prior year first quarter’s $5.5 million. The Company’s earning assets increased $55.9 million, coupled with a 4 basis point increase in the yield on earning assets. The net interest margin for the first quarter of 2016 was 3.75 percent compared to 3.71 percent for the first quarter of 2015. Funding cost for interest bearing liabilities for the first quarter of 2016 were 0.51 percent compared to 0.49 percent for the prior year first quarter.

Noninterest income was $3.4 million for the 2016 first quarter, which is down $0.2 million from the prior year first quarter’s $3.6 million. In addition to the mortgage revenue detailed below, gains from the sale of non-mortgage loans was up $0.2 million and gain on sale of securities was $0.1 million. Noninterest income as a percentage of average assets for the first quarter of 2016 was 1.81 percent compared to 2.02 percent for the prior year first quarter.

State Bank originated $71.9 million of mortgage loans for the first quarter of 2016, of which $55.5 million was sold with the remainder in loans held for investment. This compares to $75.0 million for the first quarter of 2015, of which $64.9 million was sold with the remainder in loans held for investment. These first quarter 2016 originations and subsequent sales resulted in $1.4 million of gains, in line with the gains for the first quarter of 2015. Net mortgage banking revenue was $0.9 million for the first quarter of 2016 compared to $1.5 million for the first quarter of 2015. The 2016 first quarter included $0.8 million negative valuation impairment on our mortgage servicing rights, due to increased prepayment speeds in the portfolio.

Consolidated Noninterest Expense: Noninterest expense for the first quarter of 2016 was $6.9 million, which is up $0.3 million compared to $6.6 million in the prior-year first quarter. The increase in noninterest expenses compared to the prior year was the result of higher staffing costs for our new branch facilities and mortgage administration. In addition, higher occupancy costs related to our new branch facilities in Dublin and Findlay, Ohio were realized during the quarter.

Income Taxes: Income taxes for the first quarter of 2016 were $0.8 million (effective rate 31.2 percent) compared to $0.6 million (effective rate 29.9 percent) for the first quarter of 2015. This increase was driven by the increase in pretax income for the Company.

Changes in Financial Condition

Total assets at March 31, 2016 were $774.8 million, an increase of $41.7 million or 5.7 percent since 2015 year end. Total loans, net of unearned income, were $577.1 million as of March 31, 2016, up $19.5 million from year end, an increase of 3.5 percent.

Total deposits at March 31, 2016 were $638.0 million, an increase of $51.6 million or 8.8 percent since 2015 year end. Borrowed funds (consisting of FHLB advances, and REPOs) totaled $35.5 million at March 31, 2016. This is down from year end when borrowed funds totaled $47.4 million due to a decrease in FHLB advances of $14.0 million. Total equity for the Company of $83.0 million now stands at 10.7 percent of total assets, which is up from the December 31, 2015 level of $81.2 million.

The allowance for loan loss of $7.2 million is up from the 2015 year end by 3.1 percent. This increase combined with the loan growth of 3.5 percent results in an allowance to loans of 1.25 percent. The 1.25 percent level is considered appropriate by management given the risk profile of the portfolio.

Capital Resources

As of March 31, 2016, based on the computations for the call report the Bank is classified as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain capital ratios as set forth in the table below. There are no conditions or events since March 31, 2016 that management believes have changed the Bank’s capital classification.

The Bank’s actual capital levels and ratios as of March 31, 2016 and December 31, 2015 are presented in the following table. Capital levels are presented for the Bank only as the Company is now exempt from quarterly reporting on capital levels at the holding company level ($’s in thousands):

					To Be Well Capitalized Under
	Actual		For Capital Adequacy Purposes		Prompt Corrective Action Procedures
($ in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2016
Tier I Capital to average assets	$66,971	9.01%	$29,735	4.0%	$31,169	5.0%
Tier I Common equity capital to risk-weighted assets	66,971	10.19%	29,575	4.5%	42,719	6.5%
Tier I Capital to risk-weighted assets	66,971	10.19%	39,433	6.0%	52,577	8.0%
Total Risk-based capital to risk-weighted assets	74,176	11.29%	52,577	8.0%	65,721	10.0%

As of December 31, 2015
Tier I Capital to average assets	$64,914	9.10%	$28,534	4.0%	$35,668	5.0%
Tier I Common equity capital to risk-weighted assets	64,914	10.23%	28,545	4.5%	41,231	6.5%
Tier I Capital to risk-weighted assets	64,914	10.23%	38,059	6.0%	50,746	8.0%
Total Risk-based capital to risk-weighted assets	71,904	11.34%	50,746	8.0%	63,432	10.0%

Effective January 1, 2015 new regulatory capital requirements, commonly referred to as “Basel III” were implemented and are reflected in the March 31, 2016 capital table above. Management opted out of the accumulated other comprehensive income treatment under the new requirements and, as such unrealized gains and losses from available-for-sale securities will continue to be excluded from Bank regulatory capital.

LIQUIDITY

Liquidity relates primarily to the Company’s ability to fund loan demand, meet deposit customers’ withdrawal requirements and provide for operating expenses. Assets used to satisfy these needs consist of cash and due from banks, federal funds sold, interest-earning deposits in other financial institutions, securities available-for-sale and loans held for sale. These assets are commonly referred to as liquid assets. Liquid assets were $140.4 million at March 31, 2016, compared to $117.8 million at December 31, 2015.

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

The Company’s commercial real estate, first mortgage residential, agricultural and multi-family mortgage portfolio of $431.6 million at March 31, 2016 and $416.8 million at December 31, 2015, which can and has been used to collateralize borrowings, is an additional source of liquidity. Management believes the Company’s current liquidity level, without these borrowings, is sufficient to meet its liquidity needs. At March 31, 2016, all eligible commercial real estate, first mortgage residential and multi-family mortgage loans were pledged under an FHLB blanket lien.

The cash flow statements for the periods presented provide an indication of the Company’s sources and uses of cash, as well as an indication of the ability of the Company to maintain an adequate level of liquidity. A discussion of the cash flow statements for the three months ended March 31, 2016 and 2015 follows.

The Company experienced positive cash flows from operating activities for the three months ended March 31, 2016 and negative cash flows from operating activities for the three months ended March 31, 2015. Net cash provided by operating activities was $3.1 million for the three months ended March 31, 2016 and net cash used in operating activities was $1.0 million for the three months ended March 31, 2015. Highlights for the current year include $55.5 million in proceeds from the sale of loans, which is down $9.4 million from the prior year. Originations of loans held for sale was a use of cash of $52.4 million, which is also down from the prior year, by $14.1 million. For the three months ended March 31, 2016, there was a gain on sale of loans of $1.8 million, and depreciation and amortization of $0.3 million.

The Company experienced negative cash flows from investing activities for the three months ended March 31, 2016 and March 31, 2015. Net cash flows used in investing activities was $27.2 million for the three months ended March 31, 2016 and $6.3 million for the three months ended March 31, 2015. Highlights for the three months ended March 31, 2016 include $11.3 million in purchases of available-for-sale securities. These cash payments were offset by $3.9 million in proceeds from maturities and sales of securities, which is down $0.3 million from the prior three-month period. The Company experienced a $19.7 million increase in loans, which is up $24.0 million from the prior year three-month period.

The Company experienced positive cash flows from financing activities for the three months ended March 31, 2016 and March 31, 2015. Net cash flow provided by financing activities was $39.2 million for the three months ended March 31, 2016 and $28.8 million for the three months ended March 31, 2015. Highlights for the current period include a $29.7 million increase in transaction deposits for the three months ended March 31, 2016, which is up from the $23.9 million increase in transaction deposits for the three months ended March 31, 2015. Certificates of deposit increased by $21.8 million in the current year compared to an increase of $3.4 million for the prior year.

ALCO uses an economic value of equity (“EVE”) analysis to measure risk in the balance sheet incorporating all cash flows over the estimated remaining life of all balance sheet positions. The EVE analysis calculates the net present value of the Company’s assets and liabilities in rate shock environments that range from -400 basis points to +400 basis points. The likelihood of a decrease in rates as of March 31, 2015 and December 31, 2014 was considered unlikely given the current interest rate environment and therefore, only the minus 100 basis point rate change was included in this analysis. The results of this analysis are reflected in the following tables for March 31, 2016 and December 31, 2015.

March 31, 2016 Economic Value of Equity ($’s in thousands)
Change in Rates	$ Amount	$ Change	% Change
+400 basis points	$139,223	$22,673	19.45%
+300 basis points	135,402	18,852	16.17
+200 basis points	130,111	13,561	11.64
+100 basis points	124,068	7,518	6.45
Base Case	116,550	-	-
-100 basis points	107,962	(8,588)	(7.37)

December 31, 2015 Economic Value of Equity ($’s in thousands)
Change in Rates	$ Amount	$ Change	% Change
+400 basis points	$137,575	$16,287	13.43%
+300 basis points	135,269	13,981	11.53
+200 basis points	131,535	10,247	8.45
+100 basis points	127,022	5,734	4.73
Base Case	121,288	-	-
-100 basis points	114,630	(6,657)	(5.49)

Off-Balance-Sheet Borrowing Arrangements:

Significant additional off-balance-sheet liquidity is available in the form of FHLB advances and unused federal funds lines from correspondent banks. Management expects the risk of changes in off-balance-sheet arrangements to be immaterial to earnings.

The Company’s commercial real estate, first mortgage residential, agricultural and multi-family mortgage portfolios in the aggregate amount of $431.6 million have been pledged to meet FHLB collateralization requirements as of March 31, 2016. Based on the current collateralization requirements of the FHLB, the Company had approximately $46.5 million of additional borrowing capacity at March 31, 2016. The Company also had $13.9 million in unpledged securities that may be used to pledge for additional borrowings.

The Company’s contractual obligations as of March 31, 2016 were comprised of long-term debt obligations, other debt obligations, operating lease obligations and other long-term liabilities. Long-term debt obligations are comprised of FHLB Advances of $21.0 million, and Trust Preferred Securities of $10.3 million. Total time deposits at March 31, 2016 were $180.9 million, of which $101.0 million matures beyond one year.

Also, as of March 31, 2016, the Company had commitments to sell mortgage loans totaling $30.7 million. The Company believes that it has adequate resources to fund commitments as they arise and that it can adjust the rate on savings certificates to retain deposits in changing interest rate environments. If the Company requires funds beyond its internal funding capabilities, advances from the FHLB of Cincinnati and other financial institutions are available.

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

The Federal Reserve Board together with the Office of the Comptroller of the Currency and the Federal Deposit Insurance Company adopted a Joint Agency Policy Statement on interest rate risk effective June 26, 1996. The policy statement provides guidance to examiners and bankers on sound practices for managing interest rate risk, which will form the basis for ongoing evaluation of the adequacy of interest rate risk management at supervised institutions. The policy statement also outlines fundamental elements of sound management that have been identified in prior Federal Reserve guidance and discusses the importance of these elements in the context of managing interest rate risk. Specifically, the guidance emphasizes the need for active board of director and senior management oversight and a comprehensive risk management process that effectively identifies measures and controls interest rate risk.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Management believes there has been no material change in the Company’s market risk from the information contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2015.

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

Item 1A. Risk Factors

There are certain risks and uncertainties in our business that could cause our actual results to differ materially from those anticipated. A detailed discussion of our risk factors is included in “Item 1A. Risk Factors” of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. There have been no material changes to the risk factors as presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not Applicable

(b)	Not Applicable

(c)	Repurchases of Common Shares

The Company did not repurchase any of its common shares during the three months ended March 31, 2016.

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

SB FINANCIAL GROUP, INC.

Date: May 12, 2016	By:	/s/ Mark A. Klein
Mark A. Klein
Chairman, President & CEO

	By:	/s/ Anthony V. Cosentino
Anthony V. Cosentino
Executive Vice President &
Chief Financial Officer

