Form 10-Q
period 2016-06-30
SB FINANCIAL GROUP, INC.
filed 2016-08-15
CIK 767405

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

OR

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________to_________________

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

Large Accelerate Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Title of each class	Name of each exchange on which registered
Common Shares, No Par Value	The NASDAQ Stock Market, LLC
4,891,671 Outstanding at August 12, 2016	(NASDAQ Capital Market)

SB FINANCIAL GROUP, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SB Financial Group, Inc.

Condensed Consolidated Balance Sheets
June 30, 2016 and December 31, 2015

	June	December
($ in Thousands)	2016	2015
	(Unaudited)
ASSETS
Cash and due from banks	$29,945	$20,459

Securities available for sale, at fair value	92,472	89,789
Other securities - FRB and FHLB Stock	3,748	3,748

Total investment securities	96,220	93,537

Loans held for sale	8,441	7,516

Loans, net of unearned income	604,776	557,659
Allowance for loan losses	(7,450)	(6,990)

Net loans	597,326	550,669

Premises and equipment, net	18,806	19,010
Cash surrender value of life insurance	13,581	13,437
Goodwill & other intangibles	16,429	16,435
Foreclosed assets held for sale, net	157	286
Mortgage servicing rights	6,494	7,152
Accrued interest receivable	1,397	1,260
Other assets	4,367	3,310

Total assets	$793,163	$733,071

LIABILITIES AND EQUITY
Deposits
Non interest bearing demand	$110,899	$113,113
Interest bearing demand	129,658	126,443
Savings	84,975	83,447
Money market	134,365	104,412
Time deposits	188,403	159,038

Total deposits	648,300	586,453

Advances from Federal Home Loan Bank	23,000	35,000
Repurchase agreements	17,797	12,406
Trust preferred securities	10,310	10,310
Accrued interest payable	384	264
Other liabilities	8,422	7,397

Total liabilities	708,213	651,830

Commitments & Contingent Liabilities	-	-

Stockholders' Equity
Preferred stock, Series A	13,983	13,983
Common stock	12,569	12,569
Additional paid-in capital	15,367	15,438
Retained earnings	42,925	40,059
Accumulated other comprehensive income	1,552	650
Treasury stock, at cost	(1,446)	(1,458)

Total equity	84,950	81,241

Total liabilities and equity	$793,163	$733,071

See notes to condensed consolidated financial statements (unaudited)

Note: The balance sheet at December 31, 2015 has been derived from the audited consolidated financial statements at that date

SB Financial Group, Inc.

Condensed Consolidated Statements of Income (Unaudited)

($ in thousands, except share data)	Three Months Ended		Six Months Ended
	June	June	June	June
Interest income	2016	2015	2016	2015
Loans
Taxable	$6,648	5,835	12,908	11,454
Nontaxable	24	9	33	15
Securities
Taxable	392	395	794	767
Nontaxable	149	175	305	352

Total interest income	7,213	6,414	14,040	12,588

Interest expense
Deposits	647	500	1,192	995
Repurchase Agreements & Other	4	4	9	9
Federal Home Loan Bank advances	77	94	183	186
Trust preferred securities	62	53	121	104

Total interest expense	790	651	1,505	1,294

Net interest income	6,423	5,763	12,535	11,294

Provision for loan losses	-	500	250	850

Net interest income after provision for loan losses	6,423	5,263	12,285	10,444

Noninterest income
Wealth Management Fees	643	656	1,276	1,325
Customer service fees	680	702	1,360	1,334
Gain on sale of mtg. loans & OMSR's	2,284	1,771	3,667	3,205
Mortgage loan servicing fees, net	(273)	521	(719)	545
Gain on sale of non-mortgage loans	151	321	600	575
Data service fees	233	306	510	623
Net gain on sale of securities	92	-	203	-
Gain/(loss) on sale/disposal of assets	186	(1)	208	(20)
Other income	311	167	641	452

Total non-interest income	4,307	4,443	7,746	8,039

Noninterest expense
Salaries and employee benefits	4,314	3,935	8,093	7,412
Net occupancy expense	524	480	1,089	983
Equipment expense	639	524	1,234	1,089
Data processing fees	339	247	644	510
Professional fees	326	426	642	866
Marketing expense	199	142	370	291
Telephone and communication	102	98	201	188
Postage and delivery expense	162	201	359	435
State, local and other taxes	171	128	270	257
Employee expense	128	138	246	291
Intangible amortization expense	3	55	6	109
Other expenses	500	444	1,148	1,031

Total non-interest expense	7,407	6,818	14,302	13,462

Income before income tax expense	3,323	2,888	5,729	5,021

Income tax expense	1,058	897	1,809	1,534

Net income	$2,265	1,991	3,920	3,487

Preferred Stock Dividends	244	244	488	469

Net income available to common shareholders	2,021	1,747	3,432	3,018

Basic earnings per common share	$0.41	0.36	0.70	0.62

Diluted earnings per common share	$0.35	0.31	0.61	0.54

Dividends per common share	$0.06	0.05	0.115	0.095

Average common shares outstanding (in thousands):
Basic:	4,893	4,884	4,894	4,882
Diluted:	6,390	6,382	6,396	6,381

See notes to condensed consolidated financial statements (unaudited)

SB Financial Group, Inc.

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
($'s in thousands)	2016	2015	2016	2015

Net income	$2,265	$1,991	$3,920	$3,487
Other comprehensive income:
Available-for-sale investment securities:
Gross unrealized holding gain(loss) arising in the period	480	(779)	1,570	(255)
Related tax (expense)/benefit	(163)	265	(534)	87
Less: Reclassification for gain realized in income	(92)	-	(203)	-
Related tax expense	31	-	69	-
Net effect on other comprehensive income	256	(514)	902	(168)
Total comprehensive income	$2,521	$1,477	$4,822	$3,319

SB Financial Group, Inc.

Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)

	Preferred	Common	Additional Paid-in	Retained	Accumulated Other Comprehensive	Treasury
($'s in thousands)	Stock	Stock	Capital	Earnings	Income	Stock	Total

Balance, January 1, 2016	$13,983	$12,569	$15,438	$40,059	$650	$(1,458)	$81,241
Net Income				3,920			3,920
Other Comprehensive Income					902		902
Dividends on Common Stk., $0.055 per share				(566)			(566)
Dividends on Preferred Stk., $0.1625 per share				(488)			(488)
Issuance of Restricted Stock and Stock Options			(151)			175	24
Stock Repurchase						(163)	(163)
Share based compensation expense			80				80
Balance, June 30, 2016	$13,983	$12,569	$15,367	$42,925	$1,552	$(1,446)	$84,950

Balance, January 1, 2015	$13,983	$12,569	$15,461	$34,379	$918	$(1,627)	$75,683
Net Income				3,487			3,487
Other Comprehensive Income					(168)		(168)
Dividends on Common Stk., $0.045 per share				(467)			(467)
Dividends on Preferred Stk., $0.15 per share				(469)			(469)
Issuance of Restricted Stock and Stock Options			(78)			96	18
Stock Repurchase						(2)	(2)
Share based compensation expense			41				41
Balance, June 30, 2015	$13,983	$12,569	$15,424	$36,930	$750	$(1,533)	$78,123

See notes to condensed consolidated financial statements (unaudited)

SB Financial Group, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
($'s in thousands)	2016	2015
Operating Activities
Net Income	$3,920	$3,487
Items providing/(using) cash
Depreciation and amortization	696	547
Provision for loan losses	250	850
Expense of share-based compensation plan	80	41
Amortization of premiums and discounts on securities	461	499
Amortization of intangible assets	6	109
Amortization of originated mortgage servicing rights	482	501
Recapture of originated mortgage servicing rights impairment	-	(269)
Impairment of mortgage servicing rights	1,236	80
Proceeds from sale of loans held for sale	148,995	150,977
Originations of loans held for sale	(142,612)	(146,906)
Gain from sale of loans	(4,267)	(3,780)
(Gain)/loss on sale of assets	(181)	20
Changes in
Interest receivable	(137)	(160)
Other assets	(5,870)	(7,804)
Interest payable and other liabilities	1,145	2,066

Net cash provided by operating activities	4,204	258

Investing Activities
Purchases of available-for-sale securities	(11,322)	(25,456)
Proceeds from maturities of available-for-sale securities	7,145	11,155
Proceeds from sales of available-for-sale-securities	2,400	-
Net change in loans	(47,150)	(6,709)
Purchase of premises and equipment and software	(497)	(3,411)
Proceeds from sales or disposal of premises and equipment	5	36
Proceeds from sale of foreclosed assets	656	110

Net cash used in investing activities	(48,763)	(24,275)

Financing Activities
Net increase in demand deposits, money market, interest checking and savings accounts	32,482	15,123
Net increase (decrease) in certificates of deposit	29,365	(3,103)
Net increase in securities sold under agreements to repurchase	5,391	2,429
Repayment of Federal Home Loan Bank advances	(14,000)	-
Proceeds from Federal Home Loan Bank advances	2,000	4,000
Net proceeds from share based compensation plans	24	18
Repurchase of common stock	(163)	(2)
Dividends on common stock	(566)	(467)
Dividends on preferred stock	(488)	(469)

Net cash provided by financing activities	54,045	17,529

Increase in Cash and Cash Equivalents	9,486	(6,488)

Cash and Cash Equivalents, Beginning of Year	20,459	28,197

Cash and Cash Equivalents, End of Period	$29,945	$21,709

Supplemental Cash Flows Information

Interest paid	$1,385	$1,269
Income taxes paid	$2,309	$1,060
Transfer of loans to foreclosed assets	$243	$27

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements reflect all adjustments that are, in the opinion of management, necessary to fairly present the financial position, results of operations and cash flows of the Company. Those adjustments consist only of normal recurring adjustments. Results of operations for the six months ended June 30, 2016, are not necessarily indicative of results for the complete year.

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

The following paragraphs summarize the impact of new accounting pronouncements:

Accounting Standards Update (ASU) No. 2016-13: Financial Instruments – Credit Losses (Topic 326)

This ASU replaces the current GAAP incurred impairment methodology regarding credit losses with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The amendments in this update affect an entity to varying degrees depending on the credit quality of the assets held by the entity, their duration, and how the entity applies current GAAP. The amendments in this ASU are effective for reporting periods beginning after December 15, 2019, and management will need further study to determine the impact on the Company’s consolidated financial statements.

ASU No. 2016-09: Stock Compensation (Topic 718)

This ASU affects all entities that issue share-based payment awards to their employees. The update is intended to simplify the accounting for these transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The amendments in this ASU are effective for reporting periods beginning after December 15, 2016, and management will need further study to determine the impact on the Company’s consolidated financial statements.

ASU No. 2016-06: Derivatives and Hedging (Topic 815)

This ASU clarifies the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts. An entity performing the assessment under the amendments in this Update is required to assess the embedded call (put) options solely in accordance with the four-step decision sequence. The amendments in this ASU are effective for reporting periods beginning after December 15, 2016, and management does not believe this ASU will have a material impact on the Company’s consolidated financial statements.

ASU No. 2016-05: Derivatives and Hedging (Topic 815)

This ASU clarifies that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument under Topic 815 does not, in and of itself, require dedesignation of that hedging relationship provided that all other hedging accounting criteria continue to be met. The amendments in this ASU are effective for reporting periods beginning after December 15, 2016, and management does not believe this ASU will have a material impact on the Company’s consolidated financial statements.

ASU No. 2016-02: Leases (Topic 842)

This ASU is intended to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The amendments in this ASU are effective for reporting periods beginning after December 15, 2019, and management will need further study to determine the impact on the Company’s consolidated financial statements.

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

ASU No. 2015-14: Revenue from Contracts with Customers (Subtopic 606)

This ASU defers by one year the effective date of the guidance in ASU 2014-09. The amendments in this ASU are now effective for reporting periods beginning after December 15, 2017, and management still does not believe this ASU will have a material impact on the Company’s consolidated financial statements.

NOTE 2 – EARNINGS PER SHARE

Earnings per share (EPS) have been computed based on the weighted average number of common shares outstanding during the periods presented. For the period ended June 30, 2016, share-based awards totaling 33,924 common shares were not considered in computing diluted EPS as they were anti-dilutive. For the period ended June 30, 2015, share-based awards totaling 50,424 common shares were not considered in computing diluted EPS as they were anti-dilutive. Included in the diluted EPS for June 30, 2016 are the impact of the full conversion of the Company’s depository shares issued in December of 2014. Based upon the current conversion ratio, the 1,500,000 outstanding depository shares are convertible into an aggregate of 1,453,435 common shares. The average number of common shares used in the computation of basic and diluted earnings per share were:

	Three Months Ended June 30,
($ in thousands - except per share data)	2016	2015

Distributed earnings allocated to common shares	$296	$246
Undistributed earnings allocated to common shares	1,723	1,499
Net earnings allocated to common shares	2,019	1,745
Net earnings allocated to participating securities	2	2
Dividends on convertible preferred shares	244	244
Net Income allocated to common shares and participating securities	$2,265	$1,991

Weighted average shares outstanding for basic earnings per share	4,893	4,884
Dilutive effect of stock compensation	45	47
Dilutive effect of convertible shares	1,452	1,451
Weighted average shares outstanding for diluted earnings per share	6,390	6,382

Basic earnings per common share	$0.41	$0.36

Diluted earnings per common share	$0.35	$0.31

	Six Months Ended June 30,
($ in thousands - except per share data)	2016	2015

Distributed earnings allocated to common shares	$566	$467
Undistributed earnings allocated to common shares	2,861	2,548
Net earnings allocated to common shares	3,427	3,015
Net earnings allocated to participating securities	5	3
Dividends on convertible preferred shares	488	469
Net Income allocated to common shares and participating securities	$3,920	$3,487

Weighted average shares outstanding for basic earnings per share	4,894	4,882
Dilutive effect of stock compensation	50	48
Dilutive effect of convertible shares	1,452	1,451
Weighted average shares outstanding for diluted earnings per share	6,396	6,381

Basic earnings per common share	$0.70	$0.62

Diluted earnings per common share	$0.61	$0.54

Note 3 – Securities

The amortized cost and appropriate fair values, together with gross unrealized gains and losses, of securities at June 30, 2016 and December 31, 2015 were as follows:

		Gross	Gross
($ in thousands)	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Available-for-Sale Securities:
June 30, 2016
U.S. Treasury and Government agencies	$11,600	$137	$-	$11,737
Mortgage-backed securities	63,237	1,131	(19)	64,349
State and political subdivisions	15,260	1,103	-	16,363
Equity securities	23	-	-	23

	$90,120	$2,371	$(19)	$92,472

		Gross	Gross
($ in thousands)	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Available-for-Sale Securities:
December 31, 2015:
U.S. Treasury and Government agencies	$10,804	$101	$-	$10,905
Mortgage-backed securities	61,459	311	(427)	61,343
State and political subdivisions	16,519	999	-	17,518
Equity securities	23	-	-	23

	$88,805	$1,411	$(427)	$89,789

The amortized cost and fair value of securities available for sale at June 30, 2016, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale
	Amortized	Fair
($ in thousands)	Cost	Value

Within one year	$438	$450
Due after one year through five years	4,960	5,230
Due after five years through ten years	6,583	6,938
Due after ten years	14,879	15,482
	26,860	28,100

Mortgage-backed securities & equity securities	63,260	64,372

Totals	$90,120	$92,472

The fair value of securities pledged as collateral, to secure public deposits and for other purposes, was $75.6 million at June 30, 2016 and $42.6 million at December 31, 2015. The fair value of securities delivered for repurchase agreements were $20.7 million at June 30, 2016 and $15.8 million at December 31, 2015.

For the six months ended June 30, 2016, there were gross gains of $0.20 million resulting from sales of available-for-sale securities, which was a reclassification from accumulated other comprehensive income (OCI) and was included in the net gain on sale of securities. The related $0.07 million in tax expense was a reclassification from OCI and was included in the income tax expense line item in the income statement. There were no realized gains and losses from sales of available-for-sale securities for the six months ended June 30, 2015.

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments was $1.8 million at June 30, 2016, and $37.2 million at December 31, 2015, which was approximately 2 and 34 percent, respectively, of the Company’s available-for-sale investment portfolio at such dates. Based on evaluation of available evidence, including recent changes in market interest rates, credit rating information and information obtained from regulatory filings, management believes the declines in fair value for these securities are temporary. Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.

Securities with unrealized losses, aggregated by investment class and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2016 and December 31, 2015 are as follows:

($ in thousands)	Less than 12 Months		12 Months or Longer		Total
June 30, 2016	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-Sale Securities:
Mortgage-backed securities	-	$-	$1,792	$(19)	$1,792	$(19)

	$-	$-	$1,792	$(19)	$1,792	$(19)

($ in thousands)	Less than 12 Months		12 Months or Longer		Total
December 31, 2015	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-Sale Securities:
Mortgage-backed securities	30,184	(253)	7,061	(174)	37,245	(427)

	$30,184	$(253)	$7,061	$(174)	$37,245	$(427)

The total potential unrealized loss as of June 30, 2016 in the securities portfolio was $0.02 million, which was down from the $0.43 million unrealized loss at December 31, 2015. Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concern warrants such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent of the Company to not sell the investment and whether it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost. Management has determined there is no other-than-temporary-impairment on these securities.

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

Categories of loans at June 30, 2016 and December 31, 2015 include:

	Total Loans		Non-Accrual Loans
($ in thousands)	June 2016	December 2015	June 2016	December 2015

Commercial & Industrial	$100,442	$86,542	158	188
Commercial RE & Construction	261,923	242,208	5,309	5,670
Agricultural & Farmland	52,375	43,835	-	7
Residential Real Estate	135,506	130,806	1,088	749
Consumer & Other	54,321	54,224	138	32

Total Loans	$604,567	$557,615	$6,693	$6,646

Unearned Income	$209	$44

Total Loans, net of unearned income	$604,776	$557,659

Allowance for loan losses	$(7,450)	$(6,990)

The following tables present the activity in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of June 30, 2016, December 31, 2015 and June 30, 2015.

	Commercial	Commercial RE	Agricultural	Residential	Consumer
	& Industrial	& Construction	& Farmland	Real Estate	& Other	Total

ALLOWANCE FOR LOAN AND LEASE LOSSES
For the Three Months Ended - June 30, 2016

Beginning balance	$925	$4,120	$188	$1,342	$630	$7,205
Charge Offs	-	-	-	-	(2)	$(2)
Recoveries	212	6	1	-	28	247
Provision	-	-	-	-	-	-
Ending Balance	$1,137	$4,126	$189	$1,342	$656	$7,450

For the Six Months Ended - June 30, 2016

Beginning balance	$914	$3,886	$204	$1,312	$674	$6,990
Charge Offs	(92)	-	-	-	(4)	$(96)
Recoveries	247	6	1	-	52	306
Provision	68	234	(16)	30	(66)	250
Ending Balance	$1,137	$4,126	$189	$1,342	$656	$7,450

Loans Receivable at June 30, 2016
Allowance:
Ending balance:
individually evaluated for impairment	$-	$1,758	$-	$151	$19	$1,928
Ending balance:
collectively evaluated for impairment	$1,137	$2,368	$189	$1,191	$637	$5,522
Loans:
Ending balance:
Individually evaluated for impairment	$-	$5,387	$-	$1,891	$351	$7,629
Ending balance:
collectively evaluated for impairment	$100,442	$256,536	$52,375	$133,615	$53,970	$596,938

	Commercial	Commercial RE	Agricultural	Residential	Consumer
($'s in thousands)	& Industrial	& Construction	& Farmland	Real Estate	& Other	Total

Loans Receivable at December 31, 2015
Allowance:
Ending balance:
individually evaluated for impairment	$-	$1,759	$-	$167	$37	$1,963
Ending balance:
collectively evaluated for impairment	$914	$2,127	$204	$1,145	$637	$5,027
Loans:
Ending balance:
individually evaluated for impairment	$126	$5,754	$-	$1,713	$464	$8,057
Ending balance:
collectively evaluated for impairment	$86,416	$236,454	$43,835	$129,093	$53,760	$549,558

	Commercial	Commercial RE	Agricultural	Residential	Consumer
($'s in thousands)	& Industrial	& onstruction	& Farmland	Real Estate	& Other	Total

ALLOWANCE FOR LOAN AND LEASE LOSSES
For the Three Months Ended - June 30, 2015

Beginning balance	$1,574	$2,892	$212	$1,318	$834	$6,830
Charge Offs	(300)	-	-	(48)	(2)	$(350)
Recoveries	15	3	1	3	4	26
Provision	199	171	48	137	(55)	500
Ending Balance	$1,488	$3,066	$261	$1,410	$781	$7,006

For the Six Months Ended - June 30, 2015

Beginning balance	$1,630	$2,857	$208	$1,308	$768	$6,771
Charge Offs	(309)	(250)	-	(61)	(32)	$(652)
Recoveries	21	3	2	5	6	37
Provision	146	456	51	158	39	850
Ending Balance	$1,488	$3,066	$261	$1,410	$781	$7,006

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

The following tables present the credit risk profile of the Company’s loan portfolio based on rating category and payment activity as of June 30, 2016 and December 31, 2015.

June 30, 2016	Commercial	Commercial RE	Agricultural	Residential	Consumer
($ in thousands)	& Industrial	& Construction	& Farmland	Real Estate	& Other	Total

1-2	$227	$47	$43	$36	$7	$360
3	28,569	84,220	7,943	114,564	51,063	286,359
4	71,141	166,128	44,389	18,833	2,984	303,475
Total Pass (1 - 4)	99,937	250,395	52,375	133,433	54,054	590,194

Special Mention (5)	-	4,457	-	574	63	5,094
Substandard (6)	145	1,741	-	411	66	2,363
Doubtful (7)	360	5,330	-	1,088	138	6,916
Loss (8)	-	-	-	-	-	-
Total Loans	$100,442	$261,923	$52,375	$135,506	$54,321	$604,567

December 31, 2015	Commercial	Commercial RE	Agricultural	Residential	Consumer
($ in thousands)	& Industrial	& Construction	& Farmland	Real Estate	& Other	Total

1-2	$709	$767	$47	$-	$15	$1,538
3	23,362	79,915	8,195	118,463	50,745	280,680
4	61,799	149,473	35,593	10,418	3,223	260,506
Total Pass (1 - 4)	85,870	230,155	43,835	128,881	53,983	542,724

Special Mention (5)	330	5,260	-	756	70	6,416
Substandard (6)	110	1,072	-	420	139	1,741
Doubtful (7)	232	5,721	-	749	32	6,734
Loss (8)	-	-	-	-	-	-
Total Loans	$86,542	$242,208	$43,835	$130,806	$54,224	$557,615

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

The following tables present the Company’s loan portfolio aging analysis as of June 30, 2016 and December 31, 2015.

($ in thousands)	30-59 Days	60-89 Days	Greater Than	Total Past		Total Loans
June 30, 2016	Past Due	Past Due	90 Days	Due	Current	Receivable

Commercial & Industrial	$148	$-	$54	$202	$100,240	$100,442
Commercial RE & Construction	-	935	5,008	5,943	255,980	261,923
Agricultural & Farmland	-	-	-	-	52,375	52,375
Residential Real Estate	89	-	187	276	135,230	135,506
Consumer & Other	37	-	124	161	54,160	54,321
Total Loans	$274	$935	$5,373	$6,582	$597,985	$604,567

($ in thousands)	30-59 Days	60-89 Days	Greater Than	Total Past		Total Loans
December 31, 2015	Past Due	Past Due	90 Days	Due	Current	Receivable

Commercial & Industrial	$-	$60	$188	$248	$86,294	$86,542
Commercial RE & Construction	99	-	5,280	5,379	236,829	242,208
Agricultural & Farmland	-	-	-	-	43,835	43,835
Residential Real Estate	98	198	156	452	130,354	130,806
Consumer & Other	64	-	2	66	54,158	54,224
Total Loans	$261	$258	$5,626	$6,145	$551,470	$557,615

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

The following tables present impaired loan information as of and for the three and six months ended June 30, 2016 and 2015, and for the twelve months ended December 31, 2015:

Six Months Ended June 30, 2016	Recorded	Unpaid Principal	Related	Average Recorded	Interest Income
($'s in thousands)	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Commercial & Industrial	$-	$-	$-	$-	$-
Commercial RE & Construction	744	744	-	766	11
Agricultural & Farmland	-	-	-	-	-
Residential Real Estate	997	1,040	-	1,199	34
Consumer & Other	81	81	-	96	4
All Impaired Loans < $100,000	438	438	-	438	-
With a specific allowance recorded:
Commercial & Industrial	-	-	-	-	-
Commercial RE & Construction	4,643	4,893	1,758	4,924	-
Agricultural & Farmland	-	-	-	-	-
Residential Real Estate	894	895	151	962	19
Consumer & Other	270	270	19	274	9
Totals:
Commercial & Industrial	$-	$-	$-	$-	$-
Commercial RE & Construction	$5,387	$5,637	$1,758	$5,690	$11
Agricultural & Farmland	$-	$-	$-	$-	$-
Residential Real Estate	$1,891	$1,935	$151	$2,161	$53
Consumer & Other	$351	$351	$19	$370	$13
All Impaired Loans < $100,000	$438	$438	$-	$438	$-

Three Months Ended June 30, 2016	Average Recorded	Interest Income
($'s in thousands)	Investment	Recognized
With no related allowance recorded:
Commercial & Industrial	$-	$-
Commercial RE & Construction	761	6
Agricultural & Farmland	-	-
Residential Real Estate	1,195	16
Consumer & Other	94	2
All Impaired Loans < $100,000	438	-
With a specific allowance recorded:
Commercial & Industrial	-	-
Commercial RE & Construction	4,924	-
Agricultural & Farmland	-	-
Residential Real Estate	958	10
Consumer & Other	272	4
Totals:
Commercial & Industrial	$-	$-
Commercial RE & Construction	$5,685	$6
Agricultural & Farmland	$-	$-
Residential Real Estate	$2,153	$26
Consumer & Other	$366	$6
All Impaired Loans < $100,000	$438	$-

Twelve Months Ended December 31, 2015	Recorded	Unpaid Principal	Related	Average Recorded	Interest Income
($'s in thousands)	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Commercial & Industrial	$126	$1,214	$-	$1,388	$-
Commercial RE & Construction	1,110	1,110	-	1,206	27
Agricultural & Farmland	-	-	-	-	-
Residential Real Estate	657	657	-	862	52
Consumer & Other	90	90	-	107	9
All Impaired Loans < $100,000	131	131	-	131	-
With a specific allowance recorded:
Commercial & Industrial	-	-	-	-	-
Commercial RE & Construction	4,644	4,893	1,759	5,006	90
Agricultural & Farmland	-	-	-	-	-
Residential Real Estate	1,056	1,013	167	1,084	45
Consumer & Other	374	374	37	385	22
Totals:
Commercial & Industrial	$126	$1,214	$-	$1,388	$-
Commercial RE & Construction	$5,754	$6,003	$1,759	$6,212	$117
Agricultural & Farmland	$-	$-	$-	$-	$-
Residential Real Estate	$1,713	$1,670	$167	$1,946	$97
Consumer & Other	$464	$464	$37	$492	$31
All Impaired Loans < $100,000	$131	$131	$-	$131	$-

	Six Months Ended		Three Months Ended
	Average Recorded	Interest Income	Average Recorded	Interest Income
June 30, 2015	Investment	Recognized	Investment	Recognized

With no related allowance recorded:
Commercial & Industrial	$316	$-	$316	$-
Commercial RE & Construction	1,089	19	1,077	6
Agricultural & Farmland	-	-	-	-
Residential Real Estate	767	26	764	13
Consumer & Other	112	4	110	3
All Impaired Loans < $100,000	334	-	334	-
With a specific allowance recorded:
Commercial & Industrial	1,152	-	1,152	-
Commercial RE & Construction	1,448	1	1,447	-
Agricultural & Farmland	-	-	-	-
Residential Real Estate	1,050	22	1,046	12
Consumer & Other	391	12	388	5
Totals:
Commercial & Industrial	$1,468	$-	$1,468	$-
Commercial RE & Construction	$2,537	$20	$2,524	$6
Agricultural & Farmland	$-	$-	$-	$-
Residential Real Estate	$1,817	$48	$1,810	$25
Consumer & Other	$503	$16	$498	$8
All Impaired Loans < $100,000	$334	$-	$334	$-

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

TDR Concession Types

The Company’s standards relating to loan modifications consider, among other factors, minimum verified income requirements, cash flow analysis, and collateral valuations. Each potential loan modification is reviewed individually and the terms of the loan are modified to meet a borrower’s specific circumstances at a point in time. All loan modifications, including those classified as TDRs, are reviewed and approved. The types of concessions provided to borrowers include:

●	Interest rate reduction: A reduction of the stated interest rate to a nonmarket rate for the remaining original life of the loan. The Company also may grant interest rate concessions for a limited timeframe on a case by case basis.

●	Amortization or maturity date change: A change in the amortization or maturity date beyond what the collateral supports, including a concession that does any of the following:

(1)	Lengthens the amortization period of the amortized principal beyond market terms. This concession reduces the minimum monthly payment and increases the amount of the balloon payment at the end of the term of the loan. Principal is generally not forgiven.

(2)	Reduces the amount of loan principal to be amortized. This concession also reduces the minimum monthly payment and increases the amount of the balloon payment at the end of the term of the loan. Principal is generally not forgiven.

(3)	Extends the maturity date or dates of the debt beyond what the collateral supports. This concession generally applies to loans without a balloon payment at the end of the term of the loan. In addition, there may be instances where renewing loans potentially require non-market terms and would then be reclassified as TDRs.

●	Other: A concession that is not categorized as one of the concessions described above. These concessions include, but are not limited to: principal forgiveness, collateral concessions, covenant concessions, and reduction of accrued interest. Principal forgiveness may result from any TDR modification of any concession type.

The following presents the activity of TDRs during the three and six months ended June 30, 2016 and 2015.

Three Months ended June 30, 2016
($ in thousands)	Number of Loans	Pre-Modification Recorded Balance	Post Modification Recorded Balance

Residential Real Estate	-	$-	$-
Commercial	-	-	-
Consumer & Other	-	-	-

Total Modifications	-	$-	$-

	Interest			Total
	Only	Term	Combination	Modification

Residential Real Estate	$-	$-	$-	$-
Commercial	-	-	-	-
Consumer & Other	-	-	-	-

Total Modifications	$-	$-	$-	$-

There was no increase in the allowance for loan losses due to TDR's in the three month period ended June 30, 2016.

	Six Months ended June 30, 2016
($ in thousands)	Number of Loans	Pre-Modification Recorded Balance	Post Modification Recorded Balance

Residential Real Estate	-	$-	$-
Commercial	-	-	-
Consumer & Other	1	221	221

Total Modifications	1	$221	$221

	Interest			Total
	Only	Term	Combination	Modification

Residential Real Estate	$-	$-	$-	$-
Commercial	-	-	-	-
Consumer & Other	-	221	-	221

Total Modifications	$-	$221	$-	$221

There was no increase in the allowance for loan losses due to TDR's in the three month period ended June 30, 2016.

Three Months ended June 30, 2015
($ in thousands)	Number of Loans	Pre-Modification Recorded Balance	Post Modification Recorded Balance

Residential Real Estate	-	$-	$-
Commercial	-	-	-
Consumer & Other	-	-	-

Total Modifications	-	$-	$-

	Interest			Total
	Only	Term	Combination	Modification

Residential Real Estate	$-	$-	$-	$-
Consumer & Other	-	-	-	-

Total Modifications	$-	$-	$-	$-

There was no increase in the allowance for loan losses due to TDR's in the three month period ended June 30, 2015.

	Six Months ended June 30, 2015
($ in thousands)	Number of Loans	Pre-Modification Recorded Balance	Post Modification Recorded Balance

Residential Real Estate	1	$24	$24
Consumer & Other	-	-	-

Total Modifications	1	$24	$24

	Interest			Total
	Only	Term	Combination	Modification

Residential Real Estate	$-	$24	$-	$24
Consumer & Other	-	-	-	-

Total Modifications	$-	$24	$-	$24

There was no increase in the allowance for loan losses due to TDR's in the six month period ended June 30, 2015.

TDR's modified in 2016 that have subsequently defaulted

	Number of	Recorded
($ in thousands)	Contracts	Balance

Consumer & Other	1	$221

	1	221

There were no TDR's modified during 2015 that have subsequently defaulted.

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

Non-designated Hedges

The Company does not use derivatives for trading or speculative purposes. Derivatives not designated as hedges are not speculative and result from a service the Company provides to certain customers. The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. Those interest rate swaps are simultaneously offset by interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. As of June 30, 2016 and December 31, 2015, the notional amount of customer-facing swaps was approximately $30.1 million and $17.6 million, respectively. The same amounts were offset with third party counterparties, as described above.

The Company has minimum collateral posting thresholds with its derivative counterparties. As of June 30, 2016 and December 31, 2015, the Company had posted cash as collateral in the amount of $1.6 million and $0.7 million, respectively.

The table below presents the fair value of the Company’s derivative financial instruments, as well as their classification on the Balance Sheet, as of June 30, 2016 and December 31, 2015.

	Asset Derivatives		Liability Derivatives
	June 30, 2016		June 30, 2016
($ in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments:
Interest rate contracts	Other Assets	$1,524	Other Liabilities	$1,524

	Asset Derivatives		Liability Derivatives
	December 31, 2015		December 31, 2015
($ in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments:
Interest rate contracts	Other Assets	$490	Other Liabilities	$490

The Company’s derivative financial instruments had no net effect on the Income Statements for the three and six months ended June 30, 2016 and 2015.

Securities Sold Under Repurchase Agreements

State Bank has retail repurchase agreements to facilitate cash management transactions with commercial customers. These obligations are secured by agency and mortgage-backed securities and such collateral is held by the Federal Home Loan Bank. The agreements mature within one month. These repurchase agreements are secured by agency securities and mortgage-backed securities with corresponding liabilities of $5.7 million and of $14.9 million. These securities have various maturity dates beyond 2017.

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

The following table presents the fair value measurements of assets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2016 and December 31, 2015.

($ in thousands) Available-for-Sale Securities:	Fair Values at 6/30/16	(Level 1)	(Level 2)	(Level 3)

U.S. Treasury and Government Agencies	$11,737	$-	$11,737	$-
Mortgage-backed securities	64,349	-	64,349	-
State and political subdivisions	16,363	-	16,363	-
Equity securities	23	-	23	-
Interest rate contracts - assets	1,524	-	1,524	-
Interest rate contracts - liabilities	(1,524)	-	(1,524)	-

Fair Value Measurements Using:

($ in thousands) Available-for-Sale Securities:	Fair Values at 12/31/2015	(Level 1)	(Level 2)	(Level 3)

U.S. Treasury and Government Agencies	$10,905	$-	$10,905	$-
Mortgage-backed securities	61,343	-	61,343	-
State and political subdivisions	17,518	-	17,518	-
Equity securities	23		23
Interest rate contracts - assets	490		490
Interest rate contracts - liabilities	(490)		(490)

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

Collateral-dependent Impaired Loans, NET of ALLL

Loans for which it is probable the Company will not collect all principal and interest due according to contractual terms are measured for impairment. The estimated fair value of collateral-dependent impaired loans is based on the appraised value of the collateral, less estimated cost to sell. Collateral-dependent impaired loans are classified within Level 3 of the fair value hierarchy. This method requires obtaining an independent appraisal of the collateral, which is reviewed for accuracy and consistency by Credit Administration. These appraisers are selected from the list of approved appraisers maintained by management. The appraised values are reduced by applying a discount factor to the value based on the Company’s loan review policy. All impaired loans held by the Company were collateral dependent at June 30, 2016 and December 31, 2015.

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

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements.

($ in thousands) Description	Fair Values at 6/30/2016	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$180	$-	$-	$180
Mortgage Servicing Rights	6,575	-	-	6,575

($ in thousands) Description	Fair Values at 12/31/2015	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$3,011	$-	$-	$3,011
Mortgage Servicing Rights	2,585	-	-	2,585

Level 1 - Quoted Prices in Active Markets for Identical Assets

Level 2 - Significant Other Observable Inputs

Level 3 - Significant Unobservable Inputs

($'s in thousands)	Fair Value at 6/30/2016	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Collateral-dependent impaired loans	$180	Market comparable properties	Comparability adjustments (%)	Not available
Mortgage servicing rights	6,575	Discounted cash flow	Discount Rate	9.16%
			Constant prepayment rate	14.63%
			P&I earnings credit	0.45%
			T&I earnings credit	1.22%
			Inflation for cost of servicing	1.50%

($'s in thousands)	Fair Value at 12/31/2015	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Collateral-dependent impaired loans	$3,011	Market comparable properties	Comparability adjustments (%)	Not available
Mortgage servicing rights	2,585	Discounted cash flow	Discount Rate	9.75%
			Constant prepayment rate	8.90%
			P&I earnings credit	0.42%
			T&I earnings credit	1.54%
			Inflation for cost of servicing	1.50%

There were no changes in the inputs or methodologies used to determine fair value at June 30, 2016 as compared to December 31, 2015.

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

Loans

The estimated fair value for loans receivable is based on estimates of the rate State Bank would charge for similar loans at June 30, 2016 and December 31, 2015, applied for the time period until the loans are assumed to re-price or be paid.

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

Deposits, FHLB advances & Repurchase agreements

Deposits include demand deposits, savings accounts, NOW accounts and certain money market deposits. The carrying amount approximates the fair value. The estimated fair value for fixed-maturity time deposits, as well as borrowings, is based on estimates of the rate State Bank could pay on similar instruments with similar terms and maturities at June 30, 2016 and December 31, 2015.

Loan Commitments

The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. The estimated fair values for other financial instruments and off-balance-sheet loan commitments approximate cost at June 30, 2016 and December 31, 2015 and are not considered significant to this presentation.

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

	June 30, 2016 Carrying	Fair Value Measurements Using
	Amount	(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and cash equivalents	$29,945	$29,945	$-	$-
Loans held for sale	8,441	-	8,673	-
Loans, net of allowance for loan losses	597,326	-	-	599,125
Federal Reserve and FHLB Bank stock	3,748	-	3,748	-
Accrued interest receivable	1,397	-	1,397	-
Mortgage Servicing Rights	6,494	-	-	6,575

Financial liabilities
Deposits	$648,300	$110,899	$540,442	$-
Short-term borrowings	17,797	-	17,797	-
FHLB Advances	23,000	-	23,205	-
Trust preferred securities	10,310	-	7,190	-
Accrued interest payable	384	-	384	-

	December 31, 2015 Carrying	Fair Value Measurements Using
	Amount	(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and due from banks	$20,459	$20,459	$ - $	-
Loans held for sale	7,516	-	7,779	-
Loans, net of allowance for loan losses	550,669	-	-	548,154
Federal Reserve and FHLB Bank stock, at cost	3,748	-	3,748	-
Accrued interest receivable	1,260	-	1,260	-
Mortgage Servicing Rights	7,152	-	-	7,760

Financial liabilities
Deposits	$586,453	$113,113	$475,468	$-
Short-term borrowings	12,406	-	12,406	-
FHLB advances	35,000	-	34,870	-
Trust preferred securities	10,310	-	7,165	-
Accrued interest payable	264	-	264	-

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Information

This Quarterly Report on Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains certain forward-looking statements that are provided to assist in the understanding of anticipated future financial performance. Forward-looking statements provide current expectations or forecasts of future events and are not guarantees of future performance. Examples of forward-looking statements include: (a) projections of income or expense, earnings per share, the payment or non-payment of dividends, capital structure and other financial items; (b) statements of plans and objectives of the Company or our management or Board of Directors, including those relating to products or services; (c) statements of future economic performance; (d) statements regarding future customer attraction or retention; and (e) statements of assumptions underlying such statements. Words such as “anticipates”, “believes”, “plans”, “intends”, “expects”, “projects”, “estimates”, “should”, “may”, “would be”, “will allow”, “will likely result”, “will continue”, “will remain”, or other similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying those statements. Forward-looking statements are based on management’s expectations and are subject to a number of risks and uncertainties. Although management believes that the expectations reflected in such forward-looking statements are reasonable, actual results may differ materially from those expressed or implied in such statements. Risks and uncertainties that could cause actual results to differ materially include, without limitation, risks and uncertainties inherent in the national and regional banking industry, changes in economic conditions in the market areas in which the Company and its subsidiaries operate, changes in policies by regulatory agencies, changes in accounting standards and policies, changes in tax laws, fluctuations in interest rates, demand for loans in the market areas in which the Company and its subsidiaries operate, increases in FDIC insurance premiums, changes in the competitive environment, losses of significant customers, geopolitical events and the loss of key personnel. Additional detailed information concerning a number of important factors which could cause actual results to differ materially from the forward-looking statements contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations is available in the Company’s filings with the Securities and Exchange Commission, including the risks identified under the heading “Item 1A. Risk Factors” of Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015. Undue reliance should not be placed on the forward-looking statements, which speak only as of the date hereof. Except as may be required by law, the Company undertakes no obligation to update any forward-looking statement to reflect unanticipated events or circumstances after the date on which the statement is made.

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

Pursuant to rules adopted by the stock exchanges and approved by the SEC in January 2013 under the Dodd-Frank Act, public companies are required to implement “clawback” procedures for incentive compensation payments and to disclose the details of the procedures which allow recovery of incentive compensation that was paid on the basis of erroneous financial information necessitating a restatement due to material noncompliance with financial reporting requirements. This policy is intended to apply to compensation paid within a three-year look-back window of the restatement and would cover all executives who received incentive awards. Public company compensation committee members are also required to meet heightened independence requirements and to consider the independence of compensation consultants, legal counsel and other advisors to the compensation committee. The compensation committees must have the authority to hire advisors and to have the company fund reasonable compensation of such advisors.

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

State Bank conducted a proforma analysis of the application of these new capital requirements as of June 30, 2016. Based on that analysis, State Bank determined that it meets all these new requirements, including the full 2.5% capital conservation buffer, and would remain well capitalized if these new requirements had been in effect on that date. (see Note 13) In addition, as noted above, beginning in 2016, if State Bank does not have the required capital conservation buffer, its ability to pay dividends to the Company would be limited.

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

Three Months Ended June 30, 2016 compared to Three Months Ended June 30, 2015

Net Income: Net income for the second quarter of 2016 was $2.3 million compared to net income of $2.0 million for the second quarter of 2015, an increase of 14 percent. Earnings per diluted share (EPS) of $0.35 were up 13 percent from the $0.31 for the second quarter of 2015.

Provision for Loan Losses: The second quarter provision for loan losses was $0.0 million compared to $0.5 million for the year-ago quarter. Net recoveries for the quarter were $0.25 million compared to net charge-offs of $0.32 million for the year-ago quarter. Total delinquent loans ended the quarter at $6.6 million, which is down $0.02 million from the prior year or 1.10 percent of average loans.

Asset Quality Review – For the Period Ended ($’s in Thousands)	June 30, 2016	June 30, 2015
Net charge-offs	$(245)	$324
Nonaccruing loans	6,693	3,609
Accruing Trouble Debt Restructures	1,381	1,595
Nonaccruing and restructured loans	8,074	5,204
OREO / OAO	157	180
Nonperforming assets	8,231	5,384
Nonperforming assets/Total assets	1.04%	0.76%
Allowance for loan losses/Total loans	1.23%	1.34%
Allowance for loan losses/Nonperforming loans	92.3%	134.6%

Consolidated Revenue: Total revenue, consisting of net interest income and noninterest income, was $10.7 million for the second quarter of 2016, an increase of $0.5 million, or 5.1 percent, from the $10.2 million generated during the 2015 second quarter.

Net interest income was $6.4 million, which is up $0.6 million from the prior year second quarter’s $5.8 million. The Company’s earning assets increased $72.0 million, coupled with a 2 basis point increase in the yield on earning assets. The net interest margin for the second quarter of 2016 was 3.75 percent compared to 3.76 percent for the second quarter of 2015. Funding cost for interest bearing liabilities for the second quarter of 2016 were 0.55 percent compared to 0.49 percent for the prior year second quarter.

Noninterest income was $4.3 million for the 2016 second quarter, which is down $0.1 million from the prior year second quarter’s $4.4 million. In addition to the mortgage revenue detailed below, gains from the sale of non-mortgage loans was $0.2 million and gain on sale of securities was $0.1 million. Noninterest income as a percentage of average assets for the second quarter of 2016 was 2.20 percent compared to 2.48 percent for the prior year second quarter.

State Bank originated $110.2 million of mortgage loans for the second quarter of 2016, of which $95.2 million was sold with the remainder in loans held for investment. This compares to $93.6 million for the second quarter of 2015, of which $79.8 million was sold with the remainder in loans held for investment. These second quarter 2016 originations and subsequent sales resulted in $2.3 million of gains, up 27 percent from the gains for the second quarter of 2015. Net mortgage banking revenue was $2.0 million for the second quarter of 2016 compared to $2.3 million for the second quarter of 2015 due to the negative adjustment in servicing rights. The 2016 second quarter included an $0.5 million valuation impairment on our mortgage servicing rights, due to increased prepayment speeds in the portfolio.

Consolidated Noninterest Expense: Noninterest expense for the second quarter of 2016 was $7.4 million, which is up $0.6 million compared to $6.8 million in the prior-year second quarter. The increase in noninterest expenses compared to the prior year was the result of higher staffing costs for our new branch facilities, merit increases, staffing in compliance and mortgage administration.

Income Taxes: Income taxes for the second quarter of 2016 were $1.0 million (effective rate 31.8 percent) compared to $0.9 million (effective rate 31.1 percent) for the second quarter of 2015. This increase was driven by the increase in pretax income for the Company.

Six Months Ended June 30, 2016 compared to Six Months Ended June 30,2015

Net Income: Net income for the first six months of 2016 was $3.9 million compared to net income of $3.5 million for the first six months of 2015, an increase of 12 percent. Earnings per diluted share (EPS) for the period of $0.61 were up 13 percent from the $0.54 for the prior year six month period.

Provision for Loan Losses: The provision for loan losses for the first six months of 2016 was $0.25 million compared to $0.85 million for the prior year first six months. Net recoveries for the period were $0.21 million compared to net charge-offs of $0.62 million for the prior year six month period.

Consolidated Revenue: Total revenue, consisting of net interest income and noninterest income, was $20.3 million for the first six months of 2016, an increase of $1.0 million, or 4.9 percent, from the $19.3 million generated during the 2015 first six months.

Net interest income was $12.5 million, which is up $1.2 million from the prior year first six months $11.3 million. The Company’s earning assets increased $63.9 million, coupled with a 3 basis point increase in the yield on earning assets. The net interest margin for the first quarter of 2016 was 3.75 percent compared to 3.74 percent for the first six months of 2015. Funding cost for interest bearing liabilities for the first six months of 2016 were 0.53 percent compared to 0.49 percent for the prior year first six months.

Noninterest income was $7.7 million for the 2016 first six months, which is down $0.3 million from the prior year first six month’s $8.0 million. In addition to the mortgage revenue detailed below, gains from the sale of non-mortgage loans was $0.6 million and gain on sale of securities was $0.2 million.

State Bank originated $182.2 million of mortgage loans for the first six months of 2016, of which $154.5 million was sold with the remainder in loans held for investment. These levels were up 8 and 7 percent respectively for the prior year first six months. The 2016 first six months included a $1.2 million valuation impairment on our mortgage servicing rights, due to increased prepayment speeds in the portfolio.

Consolidated Noninterest Expense: Noninterest expense for the first six months of 2016 was $14.3 million, which is up $0.8 million compared to $13.5 million in the prior-year first six months. The increase in noninterest expenses compared to the prior year was the result of higher staffing costs for our new branch facilities and mortgage administration. In addition, higher occupancy costs related to our new branch facilities in Dublin and Findlay, Ohio have been realized.

Income Taxes: Income taxes for the first six months of 2016 were $1.8 million (effective rate 31.6 percent) compared to $1.5 million (effective rate 30.6 percent) for the first six months of 2015. This increase was driven by the increase in pretax income for the Company.

Changes in Financial Condition

Total assets at June 30, 2016 were $793.2 million, an increase of $60.1 million or 8.2 percent since 2015 year end. Total loans, net of unearned income, were $604.8 million as of June 30, 2016, up $47.2 million from year end, an increase of 8.5 percent.

Total deposits at June 30, 2016 were $648.3 million, an increase of $61.8 million or 10.6 percent since 2015 year end. Borrowed funds (consisting of FHLB advances, and REPOs) totaled $40.8 million at June 30, 2016. This is down from year end when borrowed funds totaled $47.4 million due to a decrease in FHLB advances of $11.0 million. Total equity for the Company of $85.0 million now stands at 10.7 percent of total assets, which is up from the December 31, 2015 level of $81.2 million. Total equity to assets was 11.1 percent at December 31, 2015 and June 30, 2015.

The allowance for loan loss of $7.5 million is up from the 2015 year end by 6.6 percent. This increase combined with the loan growth of 8.5 percent results in an allowance to loans of 1.23 percent. The 1.23 percent level is considered appropriate by management given the risk profile of the portfolio. The allowance to loan loss level at June 30, 2015 was 1.34 percent. The decline from the prior year was due to higher loan growth and improved asset quality.

Capital Resources

As of June 30, 2016, based on the computations for the call report the Bank is classified as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain capital ratios as set forth in the table below. There are no conditions or events since June 30, 2016 that management believes have changed the Bank’s capital classification.

The Bank’s actual capital levels and ratios as of June 30, 2016 and December 31, 2015 are presented in the following table. Capital levels are presented for the Bank only as the Company is now exempt from quarterly reporting on capital levels at the holding company level ($’s in thousands):

			For Capital Adequacy		To Be Well Capitalized Under Prompt Corrective Action
	Actual		Purposes		Procedures
($ in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2016
Tier I Capital to average assets	$66,971	9.01%	$29,735	4.0%	$37,169	5.0%
Tier I Common equity capital to risk-weighted assets	66,971	10.19%	29,575	4.5%	42,719	6.5%
Tier I Capital to risk-weighted assets	66,971	10.19%	39,433	6.0%	52,577	8.0%
Total Risk-based capital to risk-weighted assets	74,176	11.29%	52,577	8.0%	65,721	10.0%

As of December 31, 2015
Tier I Capital to average assets	$64,914	9.10%	$28,534	4.0%	$35,668	5.0%
Tier I Common equity capital to risk-weighted assets	64,914	10.23%	28,545	4.5%	41,231	6.5%
Tier I Capital to risk-weighted assets	64,914	10.23%	38,059	6.0%	50,746	8.0%
Total Risk-based capital to risk-weighted assets	71,904	11.34%	50,746	8.0%	63,432	10.0%

Effective January 1, 2015 new regulatory capital requirements, commonly referred to as “Basel III” were implemented and are reflected in the June 30, 2016 capital table above. Management opted out of the accumulated other comprehensive income treatment under the new requirements and, as such unrealized gains and losses from available-for-sale securities will continue to be excluded from Bank regulatory capital.

LIQUIDITY

Liquidity relates primarily to the Company’s ability to fund loan demand, meet deposit customers’ withdrawal requirements and provide for operating expenses. Assets used to satisfy these needs consist of cash and due from banks, federal funds sold, interest-earning deposits in other financial institutions, securities available-for-sale and loans held for sale. These assets are commonly referred to as liquid assets. Liquid assets were $130.9 million at June 30, 2016, compared to $117.8 million at December 31, 2015.

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

The Company’s commercial real estate, first mortgage residential, agricultural and multi-family mortgage portfolio of $449.8 million at June 30, 2016 and $416.8 million at December 31, 2015, which can and has been used to collateralize borrowings, is an additional source of liquidity. Management believes the Company’s current liquidity level, without these borrowings, is sufficient to meet its liquidity needs. At June 30, 2016, all eligible commercial real estate, first mortgage residential and multi-family mortgage loans were pledged under an FHLB blanket lien.

The cash flow statements for the periods presented provide an indication of the Company’s sources and uses of cash, as well as an indication of the ability of the Company to maintain an adequate level of liquidity. A discussion of the cash flow statements for the six months ended June 30, 2016 and 2015 follows.

The Company experienced positive cash flows from operating activities for the six months ended June 30, 2016 and June 30, 2015. Net cash provided by operating activities was $4.2 million for the six months ended June 30, 2016 and $0.3 million for the six months ended June 30, 2015. Highlights for the current year include $149.0 million in proceeds from the sale of loans, which is down $2.0 million from the prior year. Originations of loans held for sale was a use of cash of $142.6 million, which is also down from the prior year, by $4.3 million. For the six months ended June 30, 2016, there was a gain on sale of loans of $4.3 million, and depreciation and amortization of $0.7 million.

The Company experienced negative cash flows from investing activities for the six months ended June 30, 2016 and June 30, 2015. Net cash flows used in investing activities was $48.8 million for the six months ended June 30, 2016 and $24.3 million for the six months ended June 30, 2015. Highlights for the six months ended June 30, 2016 include $11.3 million in purchases of available-for-sale securities. These cash payments were offset by $9.5 million in proceeds from maturities and sales of securities, which is down $1.7 million from the prior year six-month period. The Company experienced a $47.2 million increase in loans, which is up $40.5 million from the prior year six-month period.

The Company experienced positive cash flows from financing activities for the six months ended June 30, 2016 and June 30, 2015. Net cash flow provided by financing activities was $54.0 million for the six months ended June 30, 2016 and $17.5 million for the six months ended June 30, 2015. Highlights for the current period include a $32.5 million increase in transaction deposits for the six months ended March 31, 2016, which is up from the $15.1 million increase for the prior year six-month period. Certificates of deposit increased by $29.4 million in the current year compared to a decrease of $3.1 million for the prior year.

ALCO uses an economic value of equity (“EVE”) analysis to measure risk in the balance sheet incorporating all cash flows over the estimated remaining life of all balance sheet positions. The EVE analysis calculates the net present value of the Company’s assets and liabilities in rate shock environments that range from -400 basis points to +400 basis points. The likelihood of a decrease in rates as of June 30, 2016 and December 31, 2015 was considered unlikely given the current interest rate environment and therefore, only the minus 100 basis point rate change was included in this analysis. The results of this analysis are reflected in the following tables for June 30, 2016 and December 31, 2015.

June 30, 2016 Economic Value of Equity ($’s in thousands)
Change in Rates	$ Amount	$ Change	% Change
+400 basis points	$138,230	$24,264	21.29%
+300 basis points	133,982	20,016	17.56
+200 basis points	128,295	14,330	12.57
+100 basis points	121,883	7,917	6.95
Base Case	113,966	-	-
-100 basis points	105,081	(8,885)	(7.80)

December 31, 2015 Economic Value of Equity ($’s in thousands)
Change in Rates	$ Amount	$ Change	% Change
+400 basis points	$137,575	$16,287	13.43%
+300 basis points	135,269	13,981	11.53
+200 basis points	131,535	10,247	8.45
+100 basis points	127,022	5,734	4.73
Base Case	121,288	-	-
-100 basis points	114,630	(6,657)	(5.49)

Off-Balance-Sheet Borrowing Arrangements:

Significant additional off-balance-sheet liquidity is available in the form of FHLB advances and unused federal funds lines from correspondent banks. Management expects the risk of changes in off-balance-sheet arrangements to be immaterial to earnings.

The Company’s commercial real estate, first mortgage residential, agricultural and multi-family mortgage portfolios in the aggregate amount of $449.8 million have been pledged to meet FHLB collateralization requirements as of June 30, 2016. Based on the current collateralization requirements of the FHLB, the Company had approximately $47.1 million of additional borrowing capacity at June 30, 2016. The Company also had $16.8 million in unpledged securities that may be used to pledge for additional borrowings.

The Company’s contractual obligations as of June 30, 2016 were comprised of long-term debt obligations, other debt obligations, operating lease obligations and other long-term liabilities. Long-term debt obligations are comprised of FHLB Advances of $23.0 million, and Trust Preferred Securities of $10.3 million. Total time deposits at June 30, 2016 were $188.4 million, of which $104.5 million matures beyond one year.

Also, as of June 30, 2016, the Company had commitments to sell mortgage loans totaling $31.6 million. The Company believes that it has adequate resources to fund commitments as they arise and that it can adjust the rate on savings certificates to retain deposits in changing interest rate environments. If the Company requires funds beyond its internal funding capabilities, advances from the FHLB of Cincinnati and other financial institutions are available.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended June 30, 2016, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

During the three and six months ended June 30, 2016, the Company purchased 15,498 shares of its common stock at an average price of $10.48 per share. The Company still has a repurchase authorization remaining of 184,502 shares.

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

SB FINANCIAL GROUP, INC.

Date: August 12, 2016	By:	/s/ Mark A. Klein
Mark A. Klein
Chairman, President & CEO

	By:	/s/ Anthony V. Cosentino
Anthony V. Cosentino
Executive Vice President &
Chief Financial Officer

