Form 10-Q
period 2016-09-30
SB FINANCIAL GROUP, INC.
filed 2016-11-14
CIK 767405

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to________

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

Large Accelerate Filer ☐    Accelerated Filer ☐    Non-Accelerated Filer ☐    Smaller Reporting Company   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Title of each class	Name of each exchange on which registered
Common Shares, No Par Value	The NASDAQ Stock Market, LLC
4,852,551 Outstanding at November 14, 2016	(NASDAQ Capital Market)

SB FINANCIAL GROUP, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SB Financial Group, Inc.

Condensed Consolidated Balance Sheets
September 30, 2016 and December 31, 2015

	September	December
($ in Thousands)	2016	2015
ASSETS	(Unaudited)
Cash and due from banks	$25,167	$20,459
Securities available for sale, at fair value	92,689	89,789
Other securities - FRB and FHLB Stock	3,748	3,748
Total investment securities	96,437	93,537

Loans held for sale	5,865	7,516
Loans, net of unearned income	619,352	557,659
Allowance for loan losses	(7,320)	(6,990)
Net loans	612,032	550,669

Premises and equipment, net	18,673	19,010
Cash surrender value of life insurance	13,653	13,437
Goodwill & other intangibles	16,426	16,435
Foreclosed assets held for sale, net	73	286
Mortgage servicing rights	6,887	7,152
Accrued interest receivable	1,641	1,260
Other assets	4,946	3,310
Total assets	$801,800	$733,071

LIABILITIES AND EQUITY
Deposits
Non interest bearing demand	$116,976	$113,113
Interest bearing demand	135,729	126,443
Savings	89,265	83,447
Money market	126,501	104,412
Time deposits	193,673	159,038
Total deposits	662,144	586,453

Advances from Federal Home Loan Bank	23,000	35,000
Repurchase agreements	11,363	12,406
Trust preferred securities	10,310	10,310
Accrued interest payable	427	264
Other liabilities	8,293	7,397
Total liabilities	715,537	651,830

Commitments & Contingent Liabilities	-	-

Stockholders' Equity
Preferred stock, Series A	13,983	13,983
Common stock	12,569	12,569
Additional paid-in capital	15,370	15,438
Retained earnings	44,933	40,059
Accumulated other comprehensive income	1,237	650
Treasury stock, at cost	(1,829)	(1,458)
Total equity	86,263	81,241
Total liabilities and equity	$801,800	$733,071

See notes to condensed consolidated financial statements (unaudited)

Note: The balance sheet at December 31, 2015 has been derived from the audited consolidated financial statements at that date

SB FINANCIAL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME - (Unaudited)

($ in thousands, except share data)	Three Months Ended		Nine Months Ended
	September	September	September	September
Interest income	2016	2015	2016	2015
Loans
Taxable	$6,954	6,152	19,862	17,606
Nontaxable	22	10	55	25
Securities
Taxable	378	382	1,172	1,149
Nontaxable	145	173	450	525
Total interest income	7,499	6,717	21,539	19,305

Interest expense
Deposits	677	492	1,869	1,487
Repurchase Agreements & Other	5	5	14	14
Federal Home Loan Bank advances	83	94	266	280
Trust preferred securities	63	53	184	157
Total interest expense	828	644	2,333	1,938

Net interest income	6,671	6,073	19,206	17,367

Provision for loan losses	-	100	250	950

Net interest income after provision for loan losses	6,671	5,973	18,956	16,417

Noninterest income
Wealth Management Fees	695	636	1,971	1,961
Customer service fees	692	734	2,052	2,068
Gain on sale of mtg. loans & OMSR's	2,503	1,687	6,170	4,892
Mortgage loan servicing fees, net	205	98	(514)	642
Gain on sale of non-mortgage loans	327	296	927	872
Data service fees	223	294	733	917
Net gain on sale of securities	59	-	262	-
Gain/(loss) on sale/disposal of assets	(31)	-	177	(20)
Other income	342	207	983	659
Total non-interest income	5,015	3,952	12,761	11,991

Noninterest expense
Salaries and employee benefits	4,672	3,650	12,765	11,062
Net occupancy expense	523	481	1,612	1,464
Equipment expense	649	568	1,883	1,657
Data processing fees	352	286	996	796
Professional fees	380	416	1,022	1,282
Marketing expense	123	146	493	437
Telephone and communication	101	96	302	284
Postage and delivery expense	154	198	513	633
State, local and other taxes	170	130	440	387
Employee expense	117	126	363	417
Intangible amortization expense	3	54	9	163
Other expenses	686	475	1,834	1,506
Total non-interest expense	7,930	6,626	22,232	20,088

Income before income tax expense	3,756	3,299	9,485	8,320
Income tax expense	1,209	1,035	3,018	2,569
Net income	$2,547	2,264	6,467	5,751

Preferred Stock Dividends	244	244	731	712

Net income available to common shareholders	2,303	2,020	5,736	5,039

Basic earnings per common share	$0.47	0.41	1.17	1.03
Diluted earnings per common share	$0.40	0.35	1.01	0.89

Dividends per common share	$0.060	0.050	0.175	0.145

Average common shares outstanding (in thousands):
Basic:	4,874	4,884	4,888	4,882
Diluted:	6,376	6,390	6,384	6,422

See notes to condensed consolidated financial statements (unaudited)

SB Financial Group, Inc.

Condensed Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended Sep. 30,		Nine Months Ended Sep. 30,
($'s in thousands)	2016	2015	2016	2015
Net income	$2,547	$2,264	$6,467	$5,751
Other comprehensive income:
Available-for-sale investment securities:
Gross unrealized holding gain (loss) arising in the period	(418)	617	1,151	362
Related tax (expense)/benefit	142	(210)	(391)	(123)
Less: Reclassification for gain realized in income	(59)	-	(262)	-
Related tax expense	20	-	89	-
Net effect on other comprehensive income	(315)	407	587	239
Total comprehensive income	$2,232	$2,671	$7,054	$5,990

See notes to condensed consolidated financial statements (unaudited)

SB Financial Group, Inc.

Condensed Consolidated Statements of Shareholders’ Equity (unaudited)

	Preferred	Common	Additional Paid-in	Retained	Accumulated Other Comprehensive	Treasury
($'s in thousands)	Stock	Stock	Capital	Earnings	Income	Stock	Total

Balance, January 1, 2016	$13,983	$12,569	$15,438	$40,059	$650	$(1,458)	$81,241
Net Income				6,467			6,467
Other Comprehensive Income					587		587
Dividends on Common Stk., $0.175 per share				(862)			(862)
Dividends on Preferred Stk., $0.4875 per share				(731)			(731)
Issuance of Restricted Stock and Stock Options			(154)			253	99
Stock Repurchase						(624)	(624)
Share based compensation expense			86				86
Balance, September 30, 2016	$13,983	$12,569	$15,370	$44,933	$1,237	$(1,829)	$86,263

Balance, January 1, 2015	$13,983	$12,569	$15,461	$34,379	$918	$(1,627)	$75,683
Net Income				5,751			5,751
Other Comprehensive Income					239		239
Dividends on Common Stk., $0.145 per share				(713)			(713)
Dividends on Preferred Stk., $0.475 per share				(712)			(712)
Issuance of Restricted Stock and Stock Options			(78)			96	18
Stock Repurchase						(2)	(2)
Share based compensation expense			61				61
Balance, September 30, 2015	$13,983	$12,569	$15,444	$38,705	$1,157	$(1,533)	$80,325

See notes to condensed consolidated financial statements (unaudited)

SB Financial Group, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended Sep. 30,
($'s in thousands)	2016	2015
Operating Activities
Net Income	$6,467	$5,751
Items providing/(using) cash
Depreciation and amortization	892	795
Provision for loan losses	250	950
Expense of share-based compensation plan	86	61
Amortization of premiums and discounts on securities	688	744
Amortization of intangible assets	9	163
Amortization of originated mortgage servicing rights	879	725
Recapture of originated mortgage servicing rights impairment	(71)	(269)
Impairment of mortgage servicing rights	1,236	218
Proceeds from sale of loans held for sale	249,159	224,090
Originations of loans held for sale	(241,732)	(216,963)
Gain from sale of loans	(7,098)	(5,764)
(Gain)/loss on sale of assets	(150)	20
Changes in
Interest receivable	(381)	(471)
Other assets	(2,848)	(8,276)
Interest payable and other liabilities	1,059	3,535
Net cash provided by operating activities	8,445	5,309

Investing Activities
Purchases of available-for-sale securities	(17,572)	(25,456)
Proceeds from maturities of available-for-sale securities	11,923	14,830
Proceeds from sales of available-for-sale-securities	2,950	-
Net change in loans	(61,932)	(25,233)
Purchase of premises and equipment and software	(517)	(4,846)
Proceeds from sales or disposal of premises and equipment	96	36
Proceeds from sale of foreclosed assets	785	110
Net cash used in investing activities	(64,267)	(40,559)

Financing Activities
Net increase in demand deposits, money market, interest checking and savings accounts	41,056	27,018
Net increase (decrease) in certificates of deposit	34,635	(4,356)
Net increase in securities sold under agreements to repurchase	(1,043)	4,171
Repayment of Federal Home Loan Bank advances	(14,000)	(4,000)
Proceeds from Federal Home Loan Bank advances	2,000	4,000
Net proceeds from share based compensation plans	99	18
Repurchase of common stock	(624)	(2)
Dividends on common stock	(862)	(713)
Dividends on preferred stock	(731)	(712)
Net cash provided by financing activities	60,530	25,425

Increase in Cash and Cash Equivalents	4,708	(9,825)

Cash and Cash Equivalents, Beginning of Year	20,459	28,197
Cash and Cash Equivalents, End of Period	$25,167	$18,372

Supplemental Cash Flows Information

Interest paid	$2,170	$1,861
Income taxes paid	$3,479	$1,650
Transfer of loans to foreclosed assets	$319	$35

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements reflect all adjustments that are, in the opinion of management, necessary to fairly present the financial position, results of operations and cash flows of the Company. Those adjustments consist only of normal recurring adjustments. Results of operations for the nine months ended September 30, 2016, are not necessarily indicative of results for the complete year.

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

NOTE 2—EARNINGS PER SHARE

Earnings per share (EPS) have been computed based on the weighted average number of common shares outstanding during the periods presented. For the period ended September 30, 2016, share-based awards totaling 0 common shares were not considered in computing diluted EPS as they were anti-dilutive. For the period ended September 30, 2015, share-based awards totaling 50,424 common shares were not considered in computing diluted EPS as they were anti-dilutive. Included in the diluted EPS for September 30, 2016 are the impact of the full conversion of the Company’s depository shares issued in December of 2014. Based upon the current conversion ratio, the 1,500,000 outstanding depository shares are convertible into an aggregate of 1,454,702 common shares. The average number of common shares used in the computation of basic and diluted earnings per share were:

	Three Months Ended Sep. 30,
($ in thousands - except per share data)	2016	2015
Distributed earnings allocated to common shares	$295	$246
Undistributed earnings allocated to common shares	2,005	1,773
Net earnings allocated to common shares	2,300	2,019
Net earnings allocated to participating securities	3	1
Dividends on convertible preferred shares	244	244
Net Income allocated to common shares and participating securities	$2,547	$2,264

Weighted average shares outstanding for basic earnings per share	4,874	4,884
Dilutive effect of stock compensation	47	55
Dilutive effect of convertible shares	1,455	1,451
Weighted average shares outstanding for diluted earnings per share	6,376	6,390

Basic earnings per common share	$0.47	$0.41
Diluted earnings per common share	$0.40	$0.35

	Nine Months Ended Sep. 30,
($ in thousands - except per share data)	2016	2015
Distributed earnings allocated to common shares	$862	$713
Undistributed earnings allocated to common shares	4,868	4,322
Net earnings allocated to common shares	5,730	5,035
Net earnings allocated to participating securities	6	4
Dividends on convertible preferred shares	731	712
Net Income allocated to common shares and participating securities	$6,467	$5,751

Weighted average shares outstanding for basic earnings per share	4,888	4,882
Dilutive effect of stock compensation	41	89
Dilutive effect of convertible shares	1,455	1,451
Weighted average shares outstanding for diluted earnings per share	6,384	6,422

Basic earnings per common share	$1.17	$1.03
Diluted earnings per common share	$1.01	$0.89

Note 3 - Securities

The amortized cost and appropriate fair values, together with gross unrealized gains and losses, of securities at September 30, 2016 and December 31, 2015 were as follows:

		Gross	Gross
($ in thousands)	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Available-for-Sale Securities:
September 30, 2016
U.S. Treasury and Government agencies	$13,920	$115	$(2)	$14,033
Mortgage-backed securities	61,882	905	(27)	62,760
State and political subdivisions	14,990	884	(1)	15,873
Equity securities	23	-	-	23

	$90,815	$1,904	$(30)	$92,689

		Gross	Gross
($ in thousands)	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Available-for-Sale Securities:
December 31, 2015:
U.S. Treasury and Government agencies	$10,804	$101	$-	$10,905
Mortgage-backed securities	61,459	311	(427)	61,343
State and political subdivisions	16,519	999	-	17,518
Equity securities	23	-	-	23

	$88,805	$1,411	$(427)	$89,789

The amortized cost and fair value of securities available for sale at September 30, 2016, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale
	Amortized	Fair
($ in thousands)	Cost	Value

Within one year	$442	$447
Due after one year through five years	7,473	7,696
Due after five years through ten years	6,836	7,143
Due after ten years	14,159	14,620
	28,910	29,906

Mortgage-backed securities & equity securities	61,905	62,783

Totals	$90,815	$92,689

The fair value of securities pledged as collateral, to secure public deposits and for other purposes, was $76.6 million at September 30, 2016 and $42.6 million at December 31, 2015. The fair value of securities delivered for repurchase agreements were $15.8 million at September 30, 2016 and $15.8 million at December 31, 2015.

For the nine months ended September 30, 2016, there were gross gains of $0.26 million resulting from sales of available-for-sale securities, which was a reclassification from accumulated other comprehensive income (OCI) and was included in the net gain on sale of securities. The related $0.09 million in tax expense was a reclassification from OCI and was included in the income tax expense line item in the income statement. There were no realized gains and losses from sales of available-for-sale securities for the nine months ended September 30, 2015.

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments was $8.3 million at September 30, 2016, and $37.2 million at December 31, 2015, which was approximately 9 and 34 percent, respectively, of the Company’s available-for-sale investment portfolio at such dates. Based on evaluation of available evidence, including recent changes in market interest rates, credit rating information and information obtained from regulatory filings, management believes the declines in fair value for these securities are temporary. Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.

Securities with unrealized losses, aggregated by investment class and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2016 and December 31, 2015 are as follows:

($ in thousands)	Less than 12 Months		12 Months or Longer		Total
September 30, 2016	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-Sale Securities:
U.S. Treasury and Government agencies	$2,598	$(2)	$-	$-	$2,598	$(2)
Mortgage-backed securities	$882	$(16)	$4,011	$(11)	$4,893	$(27)
State and Political subdivisions	$796	$(1)	$0	$0	$796	$(1)

	$4,276	$(19)	$4,011	$(11)	$8,287	$(30)

($ in thousands)	Less than 12 Months		12 Months or Longer		Total
December 31, 2015	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-Sale Securities:
Mortgage-backed securities	$30,184	$(253)	$7,061	$(174)	$37,245	$(427)

	$30,184	$(253)	$7,061	$(174)	$37,245	$(427)

The total potential unrealized loss as of September 30, 2016 in the securities portfolio was $0.03 million, which was down from the $0.43 million unrealized loss at December 31, 2015. Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concern warrants such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent of the Company to not sell the investment and whether it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost. Management has determined there is no other-than-temporary-impairment on these securities.

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

Categories of loans at September 30, 2016 and December 31, 2015 include:

	Total Loans		Non-Accrual Loans
($ in thousands)	Sept. 2016	Dec. 2015	Sept. 2016	Dec. 2015

Commercial & Industrial	$100,951	$86,542	146	188
Commercial RE & Construction	268,408	242,208	1,393	5,670
Agricultural & Farmland	54,609	43,835	5	7
Residential Real Estate	139,757	130,806	1,152	749
Consumer & Other	55,333	54,224	193	32

Total Loans	$619,058	$557,615	$2,889	$6,646

Unearned Income	$294	$44

Total Loans, net of unearned income	$619,352	$557,659

Allowance for loan losses	$(7,320)	$(6,990)

The following tables present the activity in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of September 30, 2016, December 31, 2015 and September 30, 2015.

	Commercial	Commercial RE &	Agricultural	Residential	Consumer
	& Industrial	Construction	& Farmland	Real Estate	& Other	Total

ALLOWANCE FOR LOAN AND LEASE LOSSES
For the Three Months Ended - September 30, 2016

Beginning balance	$1,137	$4,126	$189	$1,342	$656	$7,450
Charge Offs	(42)	(30)	-	-	(64)	$(136)
Recoveries	1	-	1	1	3	6
Provision	155	(960)	142	460	203	-
Ending Balance	$1,251	$3,136	$332	$1,803	$798	$7,320

For the Nine Months Ended - September 30, 2016

Beginning balance	$914	$3,886	$204	$1,312	$674	$6,990
Charge Offs	(134)	(30)	-	-	(68)	$(232)
Recoveries	248	6	2	1	55	312
Provision	223	(726)	126	490	137	250
Ending Balance	$1,251	$3,136	$332	$1,803	$798	$7,320

Loans Receivable at September 30, 2016
Allowance:
Ending balance:
individually evaluated for impairment	$-	$127	$-	$148	$19	$294
Ending balance:
collectively evaluated for impairment	$1,251	$3,009	$332	$1,655	$779	$7,026
Loans:
Ending balance:
individually evaluated for impairment	$-	$1,772	$-	$1,874	$346	$3,992
Ending balance:
collectively evaluated for impairment	$100,951	$266,636	$54,609	$137,883	$54,987	$615,066

	Commercial	Commercial RE &	Agricultural	Residential	Consumer
($'s in thousands)	& Industrial	Construction	& Farmland	Real Estate	& Other	Total

Loans Receivable at December 31, 2015
Allowance:
Ending balance:
individually evaluated for impairment	$-	$1,759	$-	$167	$37	$1,963
Ending balance:
collectively evaluated for impairment	$914	$2,127	$204	$1,145	$637	$5,027
Loans:
Ending balance:
individually evaluated for impairment	$126	$5,754	$-	$1,713	$464	$8,057
Ending balance:
collectively evaluated for impairment	$86,416	$236,454	$43,835	$129,093	$53,760	$549,558

	Commercial	Commercial RE &	Agricultural	Residential	Consumer
($'s in thousands)	& Industrial	Construction	& Farmland	Real Estate	& Other	Total

ALLOWANCE FOR LOAN AND LEASE LOSSES
For the Three Months Ended - September 30, 2015

Beginning balance	$1,488	$3,066	$261	$1,410	$781	$7,006
Charge Offs	-	(53)	-	(4)	(1)	$(58)
Recoveries	1	-	1	23	4	29
Provision	(621)	997	(40)	(154)	(82)	100
Ending Balance	$868	$4,010	$222	$1,275	$702	$7,076

For the Nine Months Ended - September 30, 2015

Beginning balance	$1,630	$2,857	$208	$1,308	$768	$6,771
Charge Offs	(309)	(303)	-	(65)	(34)	$(711)
Recoveries	22	3	3	28	10	66
Provision	(475)	1,453	11	4	(43)	950
Ending Balance	$868	$4,010	$222	$1,275	$701	$7,076

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

The following tables present the credit risk profile of the Company’s loan portfolio based on rating category and payment activity as of September 30, 2016 and December 31, 2015.

September 30, 2016	Commercial	Commercial RE &	Agricultural	Residential	Consumer
($ in thousands)	& Industrial	Construction	& Farmland	Real Estate	& Other	Total

1-2	$1,207	$44	$40	$338	$4	$1,633
3	27,841	84,276	9,661	111,581	52,185	285,544
4	71,312	176,270	44,908	25,801	2,824	321,115
Total Pass (1 - 4)	100,360	260,590	54,609	137,720	55,013	608,292

Special Mention (5)	-	4,419	-	566	62	5,047
Substandard (6)	150	2,006	-	408	64	2,628
Doubtful (7)	441	1,394	-	1,063	193	3,091
Loss (8)	-	-	-	-	-	-
Total Loans	$100,951	$268,408	$54,609	$139,757	$55,333	$619,058

December 31, 2015	Commercial	Commercial RE &	Agricultural	Residential	Consumer
($ in thousands)	& Industrial	Construction	& Farmland	Real Estate	& Other	Total

1-2	$709	$767	$47	$-	$15	$1,538
3	23,362	79,915	8,195	118,463	50,745	280,680
4	61,799	149,473	35,593	10,418	3,223	260,506
Total Pass (1 - 4)	85,870	230,155	43,835	128,881	53,983	542,724

Special Mention (5)	330	5,260	-	756	70	6,416
Substandard (6)	110	1,072	-	420	139	1,741
Doubtful (7)	232	5,721	-	749	32	6,734
Loss (8)	-	-	-	-	-	-
Total Loans	$86,542	$242,208	$43,835	$130,806	$54,224	$557,615

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

The following tables present the Company’s loan portfolio aging analysis as of September 30, 2016 and December 31, 2015.

($ in thousands)	30-59 Days	60-89 Days	Greater Than	Total Past		Total Loans
September 30, 2016	Past Due	Past Due	90 Days	Due	Current	Receivable

Commercial & Industrial	$-	$-	$110	$110	$100,841	$100,951
Commercial RE & Construction	56	909	1,135	2,100	266,308	268,408
Agricultural & Farmland	-	-	-	-	54,609	54,609
Residential Real Estate	-	55	233	288	139,469	139,757
Consumer & Other	17	51	181	249	55,084	55,333
Total Loans	$73	$1,015	$1,659	$2,747	$616,311	$619,058

($ in thousands)	30-59 Days	60-89 Days	Greater Than	Total Past		Total Loans
December 31, 2015	Past Due	Past Due	90 Days	Due	Current	Receivable

Commercial & Industrial	$-	$60	$188	$248	$86,294	$86,542
Commercial RE & Construction	99	-	5,280	5,379	236,829	242,208
Agricultural & Farmland	-	-	-	-	43,835	43,835
Residential Real Estate	98	198	156	452	130,354	130,806
Consumer & Other	64	-	2	66	54,158	54,224
Total Loans	$261	$258	$5,626	$6,145	$551,470	$557,615

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

The following tables present impaired loan information as of and for the three and nine months ended September 30, 2016 and 2015, and for the twelve months ended December 31, 2015:

Nine Months Ended September 30, 2016	Recorded	Unpaid Principal	Related	Average Recorded	Interest Income
($'s in thousands)	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Commercial & Industrial	$-	$-	$-	$-	$-
Commercial RE & Construction	637	637	-	658	16
Agricultural & Farmland	-	-	-	-	-
Residential Real Estate	987	1,031	-	1,195	51
Consumer & Other	20	78	-	94	6
All Impaired Loans < $100,000	398	398	-	398	-
With a specific allowance recorded:
Commercial & Industrial	-	-	-	-	-
Commercial RE & Construction	1,135	1,385	127	1,404	-
Agricultural & Farmland	-	-	-	-	-
Residential Real Estate	887	887	148	957	29
Consumer & Other	268	268	19	272	11
Totals:
Commercial & Industrial	$-	$-	$-	$-	$-
Commercial RE & Construction	$1,772	$2,022	$127	$2,062	$16
Agricultural & Farmland	$-	$-	$-	$-	$-
Residential Real Estate	$1,874	$1,918	$148	$2,152	$80
Consumer & Other	$346	$346	$19	$366	$17
All Impaired Loans < $100,000	$398	$398	$-	$398	$-

Three Months Ended September 30, 2016	Average Recorded	Interest Income
($'s in thousands)	Investment	Recognized
With no related allowance recorded:
Commercial & Industrial	$-	$-
Commercial RE & Construction	647	6
Agricultural & Farmland	-	-
Residential Real Estate	1,186	17
Consumer & Other	89	2
All Impaired Loans < $100,000	438	-
With a specific allowance recorded:
Commercial & Industrial	-	-
Commercial RE & Construction	1,404	-
Agricultural & Farmland	-	-
Residential Real Estate	945	10
Consumer & Other	267	2
Totals:
Commercial & Industrial	$-	$-
Commercial RE & Construction	$2,051	$6
Agricultural & Farmland	$-	$-
Residential Real Estate	$2,131	$27
Consumer & Other	$356	$4
All Impaired Loans < $100,000	$438	$-

Twelve Months Ended December 31, 2015	Recorded	Unpaid Principal	Related	Average Recorded	Interest Income
($'s in thousands)	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Commercial & Industrial	$126	$1,214	$-	$1,388	$-
Commercial RE & Construction	1,110	1,110	-	1,206	27
Agricultural & Farmland	-	-	-	-	-
Residential Real Estate	657	657	-	862	52
Consumer & Other	90	90	-	107	9
All Impaired Loans < $100,000	131	131	-	131	-
With a specific allowance recorded:
Commercial & Industrial	-	-	-	-	-
Commercial RE & Construction	4,644	4,893	1,759	5,006	90
Agricultural & Farmland	-	-	-	-	-
Residential Real Estate	1,056	1,013	167	1,084	45
Consumer & Other	374	374	37	385	22
Totals:
Commercial & Industrial	$126	$1,214	$-	$1,388	$-
Commercial RE & Construction	$5,754	$6,003	$1,759	$6,212	$117
Agricultural & Farmland	$-	$-	$-	$-	$-
Residential Real Estate	$1,713	$1,670	$167	$1,946	$97
Consumer & Other	$464	$464	$37	$492	$31
All Impaired Loans < $100,000	$131	$131	$-	$131	$-

	Nine Months Ended		Three Months Ended
	Average Recorded	Interest Income	Average Recorded	Interest Income
September 30, 2015	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
Commercial & Industrial	$316	$-	$316	$-
Commercial RE & Construction	704	25	797	6
Agricultural & Farmland	-	-	-	-
Residential Real Estate	673	38	859	8
Consumer & Other	114	7	125	3
All Impaired Loans < $100,000	344	-	344	-
With a specific allowance recorded:
Commercial & Industrial	19	-	1,080	-
Commercial RE & Construction	4,949	13	1,954	3
Agricultural & Farmland	-	-	-	-
Residential Real Estate	1,025	33	1,080	10
Consumer & Other	337	17	362	5
Totals:
Commercial & Industrial	$335	$-	$1,396	$-
Commercial RE & Construction	$5,653	$38	$2,751	$9
Agricultural & Farmland	$-	$-	$-	$-
Residential Real Estate	$1,698	$71	$1,939	$18
Consumer & Other	$451	$24	$487	$8
All Impaired Loans < $100,000	$344	$-	$344	$-

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

TDR Concession Types

The Company’s standards relating to loan modifications consider, among other factors, minimum verified income requirements, cash flow analysis, and collateral valuations. Each potential loan modification is reviewed individually and the terms of the loan are modified to meet a borrower’s specific circumstances at a point in time. All loan modifications, including those classified as TDRs, are reviewed and approved. The types of concessions provided to borrowers include:

●	Interest rate reduction: A reduction of the stated interest rate to a nonmarket rate for the remaining original life of the loan. The Company also may grant interest rate concessions for a limited timeframe on a case by case basis.

●	Amortization or maturity date change: A change in the amortization or maturity date beyond what the collateral supports, including a concession that does any of the following:

(1)	Lengthens the amortization period of the amortized principal beyond market terms. This concession reduces the minimum monthly payment and increases the amount of the balloon payment at the end of the term of the loan. Principal is generally not forgiven.

(2)	Reduces the amount of loan principal to be amortized. This concession also reduces the minimum monthly payment and increases the amount of the balloon payment at the end of the term of the loan. Principal is generally not forgiven.

(3)	Extends the maturity date or dates of the debt beyond what the collateral supports. This concession generally applies to loans without a balloon payment at the end of the term of the loan. In addition, there may be instances where renewing loans potentially require non-market terms and would then be reclassified as TDRs.

●	Other: A concession that is not categorized as one of the concessions described above. These concessions include, but are not limited to: principal forgiveness, collateral concessions, covenant concessions, and reduction of accrued interest. Principal forgiveness may result from any TDR modification of any concession type.

The following presents the activity of TDRs during the three and nine months ended September 30, 2016 and 2015.

	Three Months ended Sep. 30, 2016
($ in thousands)	Number of Loans	Pre- Modification Recorded Balance	Post Modification Recorded Balance

Residential Real Estate	-	$-	$-
Commercial	1	309	309
Consumer & Other	-	-	-

Total Modifications	1	$309	$309

	Interest			Total
	Only	Term	Combination	Modification

Residential Real Estate	$-	$-	$-	$-
Commercial	-	309	-	309
Consumer & Other	-	-	-	-

Total Modifications	$-	$309	$-	$309

There was no increase in the allowance for loan losses due to TDR's in the three month period ended Sep. 30, 2016.

	Nine Months ended Sep. 30, 2016
($ in thousands)	Number of Loans	Pre- Modification Recorded Balance	Post Modification Recorded Balance

Residential Real Estate	-	$-	$-
Commercial	1	309	309
Consumer & Other	1	221	221

Total Modifications	2	$530	$530

	Interest			Total
	Only	Term	Combination	Modification

Residential Real Estate	$-	$-	$-	$-
Commercial	-	309	-	309
Consumer & Other	-	221	-	221

Total Modifications	$-	$530	$-	$530

There was no increase in the allowance for loan losses due to TDR's in the nine month period ended Sep. 30, 2016.

Three Months ended Sep. 30, 2015
($ in thousands)	Number of Loans	Pre- Modification Recorded Balance	Post Modification Recorded Balance

Residential Real Estate	-	$-	$-
Commercial	-	-	-
Consumer & Other	-	-	-

Total Modifications	-	$-	$-

	Interest			Total
	Only	Term	Combination	Modification

Residential Real Estate	$-	$-	$-	$-
Consumer & Other	-	-	-	-

Total Modifications	$-	$-	$-	$-

There was no increase in the allowance for loan losses due to TDR's in the three month period ended Sep. 30, 2015.

	Nine Months ended Sep. 30, 2015
($ in thousands)	Number of Loans	Pre- Modification Recorded Balance	Post Modification Recorded Balance

Residential Real Estate	1	$24	$24
Consumer & Other	-	-	-

Total Modifications	1	$24	$24

	Interest			Total
	Only	Term	Combination	Modification

Residential Real Estate	$-	$24	$-	$24
Consumer & Other	-	-	-	-

Total Modifications	$-	$24	$-	$24

There was no increase in the allowance for loan losses due to TDR's in the nine month period ended Sep. 30, 2015. TDR's modified in 2016 that have subsequently defaulted

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

Non-designated Hedges

The Company does not use derivatives for trading or speculative purposes. Derivatives not designated as hedges are not speculative and result from a service the Company provides to certain customers. The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. Those interest rate swaps are simultaneously offset by interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. As of September 30, 2016 and December 31, 2015, the notional amount of customer-facing swaps was approximately $30.1 million and $17.6 million, respectively. The same amounts were offset with third party counterparties, as described above.

The Company has minimum collateral posting thresholds with its derivative counterparties. As of September 30, 2016 and December 31, 2015, the Company had posted cash as collateral in the amount of $1.6 million and $0.7 million, respectively.

The table below presents the fair value of the Company’s derivative financial instruments, as well as their classification on the Balance Sheet, as of September 30, 2016 and December 31, 2015.

	Asset Derivatives		Liability Derivatives
	September 30, 2016		September 30, 2016
($ in thousands)	Balance Sheet	Fair	Balance Sheet	Fair
	Location	Value	Location	Value
Derivatives not designated as hedging instruments:
Interest rate contracts	Other Assets	$1,396	Other Liabilities	$1,396

	Asset Derivatives		Liability Derivatives
	December 31, 2015		December 31, 2015
($ in thousands)	Balance Sheet	Fair	Balance Sheet	Fair
	Location	Value	Location	Value
Derivatives not designated as hedging instruments:
Interest rate contracts	Other Assets	$490	Other Liabilities	$490

The Company’s derivative financial instruments had no net effect on the Income Statements for the three and nine months ended September 30, 2016 and 2015.

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

The following table presents the fair value measurements of assets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2016 and December 31, 2015.

Fair Value Measurements Using:

($ in thousands) Available-for-Sale Securities:	Fair Values at 9/30/16	(Level 1)	(Level 2)	(Level 3)

U.S. Treasury and Government Agencies	$14,033	$-	$14,033	$-
Mortgage-backed securities	62,760	-	62,760	-
State and political subdivisions	15,873	-	15,873	-
Equity securities	23	-	23	-
Interest rate contracts - assets	1,396	-	1,396	-
Interest rate contracts - liabilities	(1,396)	-	(1,396)	-

Fair Value Measurements Using:

($ in thousands) Available-for-Sale Securities:	Fair Values at 12/31/2015	(Level 1)	(Level 2)	(Level 3)

U.S. Treasury and Government Agencies	$10,905	$-	$10,905	$-
Mortgage-backed securities	61,343	-	61,343	-
State and political subdivisions	17,518	-	17,518	-
Equity securities	23		23	-
Interest rate contracts - assets	490		490	-
Interest rate contracts - liabilities	(490)		(490)	-

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

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements.

($ in thousands) Description	Fair Values at 9/30/2016	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$1,188	$-	$-	$1,188
Mortgage Servicing Rights	7,125	$-	$-	7,125

($ in thousands) Description	Fair Values at 12/31/2015	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$3,011	$-	$-	$3,011
Mortgage Servicing Rights	2,585	$-	$-	2,585

Level 1 - Quoted Prices in Active Markets for Identical Assets

Level 2 - Significant Other Observable Inputs

Level 3 - Significant Unobservable Inputs

($'s in thousands)	Fair Value at 9/30/2016	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Collateral-dependent impaired loans	$1,188	Market comparable properties	Comparability adjustments (%)	Not available

Mortgage servicing rights	7,125	Discounted cash flow	Discount Rate	9.03%
			Constant prepayment rate	14.45%
			P&I earnings credit	0.53%
			T&I earnings credit	1.14%
			Inflation for cost of servicing	1.50%

($'s in thousands)	Fair Value at 12/31/2015	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Collateral-dependent impaired loans	$3,011	Market comparable properties	Comparability adjustments (%)	Not available

Mortgage servicing rights	2,585	Discounted cash flow	Discount Rate	9.75%
			Constant prepayment rate	8.90%
			P&I earnings credit	0.42%
			T&I earnings credit	1.54%
			Inflation for cost of servicing	1.50%

There were no changes in the inputs or methodologies used to determine fair value at September 30, 2016 as compared to December 31, 2015.

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

Loans

The estimated fair value for loans receivable is based on estimates of the rate State Bank would charge for similar loans at September 30, 2016 and December 31, 2015, applied for the time period until the loans are assumed to re-price or be paid.

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

Deposits, FHLB advances & Repurchase agreements

Deposits include demand deposits, savings accounts, NOW accounts and certain money market deposits. The carrying amount approximates the fair value. The estimated fair value for fixed-maturity time deposits, as well as borrowings, is based on estimates of the rate State Bank could pay on similar instruments with similar terms and maturities at September 30, 2016 and December 31, 2015.

Loan Commitments

The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. The estimated fair values for other financial instruments and off-balance-sheet loan commitments approximate cost at September 30, 2016 and December 31, 2015 and are not considered significant to this presentation.

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

	September 30, 2016 Carrying	Fair Value Measurements Using
	Amount	(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and cash equivalents	$25,167	$25,167	$-	$-
Loans held for sale	5,865	-	6,053	-
Loans, net of allowance for loan losses	612,032	-	-	612,961
Federal Reserve and FHLB Bank stock	3,748	-	3,748	-
Mortgage Servicing Rights	6,887	-	-	6,947
Accrued interest receivable	1,641	-	1,641	-

Financial liabilities
Deposits	$662,144	$116,976	$548,360	$-
FHLB Advances	23,000	-	23,143	-
Short-term borrowings	11,363	-	11,363	-
Trust preferred securities	10,310	-	8,015	-
Accrued interest payable	427	-	427	-

	December 31, 2015 Carrying	Fair Value Measurements Using
	Amount	(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and due from banks	$20,459	$20,459	$-	$-
Loans held for sale	7,516	-	7,779	-
Loans, net of allowance for loan losses	550,669	-	-	548,154
Federal Reserve and FHLB Bank stock, at cost	3,748	-	3,748	-
Mortgage Servicing Rights	7,152	-	-	7,760
Accrued interest receivable	1,260	-	1,260	-

Financial liabilities
Deposits	$586,453	$113,113	$475,468	$-
FHLB advances	35,000	-	34,870	-
Short-term borrowings	12,406	-	12,406	-
Trust preferred securities	10,310	-	7,165	-
Accrued interest payable	264	-	264	-

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

Three Months Ended September 30, 2016 compared to Three Months Ended September 30, 2015

Net Income: Net income for the third quarter of 2016 was $2.5 million compared to net income of $2.3 million for the third quarter of 2015, an increase of 13 percent. Earnings per diluted share (EPS) of $0.40 were up 14 percent from the $0.35 for the third quarter of 2015.

Provision for Loan Losses: The third quarter provision for loan losses was $0.0 million compared to $0.1 million for the year-ago quarter. Net charge-offs for the quarter were $0.13 million compared to net charge-offs of $0.30 million for the year-ago quarter. Total delinquent loans ended the quarter at $2.8 million, which is down $3.7 million from the prior year or 0.17 percent of average loans.

Asset Quality Review – For the Period Ended ($’s in Thousands)	Sep. 30, 2016	Sep. 30, 2015
Net charge-offs	$130	$29
Non-accruing loans	2,889	6,742
Accruing Trouble Debt Restructures	1,588	1,576
Non-accruing and restructured loans	4,477	8,318
OREO / OAO	73	188
Non-performing assets	4,550	8,506
Non-performing assets/Total assets	0.57%	1.18%
Allowance for loan losses/Total loans	1.18%	1.31%
Allowance for loan losses/Non-performing loans	163.5%	85.1%

Consolidated Revenue: Total revenue, consisting of net interest income and noninterest income, was $11.7 million for the third quarter of 2016, an increase of $1.7 million, or 16.6 percent, from the $10.0 million generated during the 2015 third quarter.

Net interest income was $6.7 million, which is up $0.7 million from the prior year third quarter’s $6.0 million. The Company’s earning assets increased $69.4 million, coupled with a 2 basis point increase in the yield on earning assets. The net interest margin for the third quarter of 2016 was 3.82 percent compared to 3.87 percent for the third quarter of 2015. Funding cost for interest bearing liabilities for the third quarter of 2016 were 0.56 percent compared to 0.49 percent for the prior year third quarter.

Noninterest income was $5.0 million for the 2016 third quarter, which is up $1.1 million from the prior year third quarter’s $4.0 million. In addition to the mortgage revenue detailed below, gains from the sale of non-mortgage loans was $0.3 million and gain on sale of securities was $0.1 million. Noninterest income as a percentage of average assets for the third quarter of 2016 was 2.52 percent compared to 2.20 percent for the prior year third quarter.

State Bank originated $117.2 million of mortgage loans for the third quarter of 2016, of which $101.1 million was sold with the remainder in loans held for investment. This compares to $87.0 million for the third quarter of 2015, of which $70.1 million was sold with the remainder in loans held for investment. These third quarter 2016 originations and subsequent sales resulted in $2.5 million of gains, up 48 percent from the gains for the third quarter of 2015. Net mortgage banking revenue was $2.7 million for the third quarter of 2016 compared to $1.8 million for the third quarter of 2015 due to the positive adjustment in servicing rights and higher volume. The 2016 third quarter included an $0.1 million valuation recapture on our mortgage servicing rights, due to increased prepayment speeds in the portfolio.

Consolidated Noninterest Expense: Noninterest expense for the third quarter of 2016 was $7.9 million, which is up $1.3 million compared to $6.6 million in the prior-year third quarter. The increase in noninterest expenses compared to the prior year was the result of higher staffing costs for our new branch facilities, merit increases, as well as additional staffing in compliance and mortgage administration.

Income Taxes: Income taxes for the third quarter of 2016 were $1.2 million (effective rate 32.2 percent) compared to $1.0 million (effective rate 31.4 percent) for the third quarter of 2015. This increase was driven by the increase in pretax income for the Company.

Nine Months Ended September 30, 2016 compared to Nine Months Ended September 30, 2015

Net Income: Net income for the first nine months of 2016 was $6.5 million compared to net income of $5.8 million for the first nine months of 2015, an increase of 12 percent. Earnings per diluted share (EPS) for the period of $1.01 were up 13 percent from the $0.89 for the prior year nine month period.

Provision for Loan Losses: The provision for loan losses for the first nine months of 2016 was $0.25 million compared to $0.95 million for the prior year first nine months. Net recoveries for the period were $0.08 million compared to net charge-offs of $0.65 million for the prior year nine month period.

Consolidated Revenue: Total revenue, consisting of net interest income and noninterest income, was $32.0 million for the first nine months of 2016, an increase of $2.6 million, or 8.9 percent, from the $29.4 million generated during the 2015 first nine months.

Net interest income was $19.2 million, which is up $1.8 million from the prior year first nine months $17.4 million. The Company’s earning assets increased $65.7 million, coupled with a 2 basis point increase in the yield on earning assets. The net interest margin for the first nine months of 2016 was 3.77 percent compared to 3.78 percent for the first nine months of 2015. Funding cost for interest bearing liabilities for the first nine months of 2016 were 0.54 percent compared to 0.49 percent for the prior year first nine months.

Noninterest income was $12.8 million for the 2016 first nine months, which is up $0.8 million from the prior year first nine month’s $12.0 million. In addition to the mortgage revenue detailed below, gains from the sale of non-mortgage loans was $0.9 million and gain on sale of securities was $0.3 million.

State Bank originated $299.4 million of mortgage loans for the first nine months of 2016, of which $255.57 million was sold with the remainder in loans held for investment. These levels were up 17 and 19 percent respectively for the prior year first nine months. The 2016 first nine months included a $1.2 million valuation impairment on our mortgage servicing rights, due to increased prepayment speeds in the portfolio.

Consolidated Noninterest Expense: Noninterest expense for the first nine months of 2016 was $22.2 million, which is up $2.1 million compared to $20.1 million in the prior-year first nine months. The increase in noninterest expenses compared to the prior year was the result of higher staffing costs for our new branch facilities and mortgage administration. In addition, higher occupancy costs related to our new branch facilities in Dublin and Findlay, Ohio have been realized.

Income Taxes: Income taxes for the first nine months of 2016 were $3.0 million (effective rate 31.8 percent) compared to $2.6 million (effective rate 30.9 percent) for the first nine months of 2015. This increase was driven by the increase in pretax income for the Company.

Changes in Financial Condition

Total assets at September 30, 2016 were $801.8 million, an increase of $68.7 million or 9.4 percent since 2015 year end. Total loans, net of unearned income, were $619.4 million as of September 30, 2016, up $61.7 million from year end, an increase of 11.1 percent.

Total deposits at September 30, 2016 were $662.1 million, an increase of $75.7 million or 12.9 percent since 2015 year end. Borrowed funds (consisting of FHLB advances, and REPOs) totaled $34.4 million at September 30, 2016. This is down from year end when borrowed funds totaled $47.4 million due to a decrease in FHLB advances of $12.0 million. Total equity for the Company of $86.3 million now stands at 10.8 percent of total assets, which is up from the December 31, 2015 level of $81.2 million. Total equity to assets was 11.1 percent at December 31, 2015.

The allowance for loan loss of $7.3 million is up from the 2015 year end by 4.7 percent. This increase combined with the loan growth of 11.1 percent results in an allowance to loans of 1.18 percent. The 1.18 percent level is considered appropriate by management given the risk profile of the portfolio. The allowance to loan loss level at September 30, 2015 was 1.34 percent. The decline from the prior year was due to higher loan growth and improved asset quality.

Capital Resources

As of September 30, 2016, based on the computations for the call report the Bank is classified as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain capital ratios as set forth in the table below. There are no conditions or events since September 30, 2016 that management believes have changed the Bank’s capital classification.

The Bank’s actual capital levels and ratios as of September 30, 2016 and December 31, 2015 are presented in the following table. Capital levels are presented for the Bank only as the Company is now exempt from quarterly reporting on capital levels at the holding company level ($’s in thousands):

			For Capital Adequacy		To Be Well Capitalized Under Prompt Corrective
	Actual		Purposes		Action Procedures
($ in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2016
Tier I Capital to average assets	$72,308	9.28%	$31,160	4.0%	$38,950	5.0%
Tier I Common equity capital to risk-weighted assets	72,308	10.36%	35,055	4.5%	50,635	6.5%
Tier I Capital to risk-weighted assets	72,308	10.36%	41,878	6.0%	55,837	8.0%
Total Risk-based capital to risk-weighted assets	79,628	11.41%	55,837	8.0%	69,796	10.0%

As of December 31, 2015
Tier I Capital to average assets	$64,914	9.10%	$28,534	4.0%	$35,668	5.0%
Tier I Common equity capital to risk-weighted assets	64,914	10.23%	28,545	4.5%	41,231	6.5%
Tier I Capital to risk-weighted assets	64,914	10.23%	38,059	6.0%	50,746	8.0%
Total Risk-based capital to risk-weighted assets	71,904	11.34%	50,746	8.0%	63,432	10.0%

Effective January 1, 2015 new regulatory capital requirements, commonly referred to as “Basel III” were implemented and are reflected in the September 30, 2016 capital table above. Management opted out of the accumulated other comprehensive income treatment under the new requirements and, as such unrealized gains and losses from available-for-sale securities will continue to be excluded from Bank regulatory capital.

LIQUIDITY

Liquidity relates primarily to the Company’s ability to fund loan demand, meet deposit customers’ withdrawal requirements and provide for operating expenses. Assets used to satisfy these needs consist of cash and due from banks, federal funds sold, interest-earning deposits in other financial institutions, securities available-for-sale and loans held for sale. These assets are commonly referred to as liquid assets. Liquid assets were $123.7 million at September 30, 2016, compared to $117.8 million at December 31, 2015.

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

The Company’s commercial real estate, first mortgage residential, agricultural and multi-family mortgage portfolio of $462.8 million at September 30, 2016 and $416.8 million at December 31, 2015, which can and has been used to collateralize borrowings, is an additional source of liquidity. Management believes the Company’s current liquidity level, without these borrowings, is sufficient to meet its liquidity needs. At September 30, 2016, all eligible commercial real estate, first mortgage residential and multi-family mortgage loans were pledged under an FHLB blanket lien.

The cash flow statements for the periods presented provide an indication of the Company’s sources and uses of cash, as well as an indication of the ability of the Company to maintain an adequate level of liquidity. A discussion of the cash flow statements for the nine months ended September 30, 2016 and 2015 follows.

The Company experienced positive cash flows from operating activities for the nine months ended September 30, 2016 and September 30, 2015. Net cash provided by operating activities was $8.4 million for the nine months ended September 30, 2016 and $5.3 million for the nine months ended September 30, 2015. Highlights for the current year include $249.2 million in proceeds from the sale of loans, which is up $25.1 million from the prior year. Originations of loans held for sale was a use of cash of $241.7 million, which is also up from the prior year, by $24.8 million. For the nine months ended September 30, 2016, there was a gain on sale of loans of $7.1 million, and depreciation and amortization of $0.9 million.

The Company experienced negative cash flows from investing activities for the nine months ended September 30, 2016 and September 30, 2015. Net cash flows used in investing activities was $64.3 million for the nine months ended September 30, 2016 and $40.6 million for the nine months ended September 30, 2015. Highlights for the nine months ended September 30, 2016 include $17.6 million in purchases of available-for-sale securities. These cash payments were offset by $11.9 million in proceeds from maturities and sales of securities, which is down $2.9 million from the prior year nine-month period. The Company experienced a $61.9 million increase in loans, which is up $36.7 million from the prior year nine-month period.

The Company experienced positive cash flows from financing activities for the nine months ended September 30, 2016 and September 30, 2015. Net cash flow provided by financing activities was $60.5 million for the nine months ended September 30, 2016 and $25.4 million for the nine months ended September 30, 2015. Highlights for the current period include a $41.1 million increase in transaction deposits for the nine months ended September 30, 2016, which is up from the $27.0 million increase for the prior year nine-month period. Certificates of deposit increased by $34.6 million in the current year compared to a decrease of $4.4 million for the prior year.

ALCO uses an economic value of equity (“EVE”) analysis to measure risk in the balance sheet incorporating all cash flows over the estimated remaining life of all balance sheet positions. The EVE analysis calculates the net present value of the Company’s assets and liabilities in rate shock environments that range from -400 basis points to +400 basis points. The likelihood of a decrease in rates as of September 30, 2016 and December 31, 2015 was considered unlikely given the current interest rate environment and therefore, only the minus 100 basis point rate change was included in this analysis. The results of this analysis are reflected in the following tables for September 30, 2016 and December 31, 2015.

September 30, 2016 Economic Value of Equity ($’s in thousands)
Change in Rates	$ Amount	$ Change	% Change
+400 basis points	$142,748	$25,778	22.04%
+300 basis points	138,075	21,105	18.04
+200 basis points	131,940	14,971	12.80
+100 basis points	125,166	8,197	7.01
Base Case	116,969	-	-
-100 basis points	107,970	(9,000)	(7.69)

December 31, 2015 Economic Value of Equity ($’s in thousands)
Change in Rates	$ Amount	$ Change	% Change
+400 basis points	$137,575	$16,287	13.43%
+300 basis points	135,269	13,981	11.53
+200 basis points	131,535	10,247	8.45
+100 basis points	127,022	5,734	4.73
Base Case	121,288	-	-
-100 basis points	114,630	(6,657)	(5.49)

Off-Balance-Sheet Borrowing Arrangements:

Significant additional off-balance-sheet liquidity is available in the form of FHLB advances and unused federal funds lines from correspondent banks. Management expects the risk of changes in off-balance-sheet arrangements to be immaterial to earnings.

The Company’s commercial real estate, first mortgage residential, agricultural and multi-family mortgage portfolios in the aggregate amount of $462.8 million have been pledged to meet FHLB collateralization requirements as of September 30, 2016. Based on the current collateralization requirements of the FHLB, the Company had approximately $51.4 million of additional borrowing capacity at September 30, 2016. The Company also had $15.9 million in unpledged securities that may be used to pledge for additional borrowings.

The Company’s contractual obligations as of September 30, 2016 were comprised of long-term debt obligations, other debt obligations, operating lease obligations and other long-term liabilities. Long-term debt obligations are comprised of FHLB Advances of $23.0 million, and Trust Preferred Securities of $11.4 million. Total time deposits at September 30, 2016 were $193.7 million, of which $107.1 million matures beyond one year.

Also, as of September 30, 2016, the Company had commitments to sell mortgage loans totaling $26.9 million. The Company believes that it has adequate resources to fund commitments as they arise and that it can adjust the rate on savings certificates to retain deposits in changing interest rate environments. If the Company requires funds beyond its internal funding capabilities, advances from the FHLB of Cincinnati and other financial institutions are available.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended September 30, 2016, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not Applicable

(b)	Not Applicable

(c)	Repurchases of Common Shares

During the three and nine months ended September 30, 2016, the Company purchased shares of its common stock as detailed in the table below:

	Common Shares Repurchased	Average Price
Three months ended
9/30/2016	39,258	$11.77

Nine months ended
9/30/2016	54,756	$11.41

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

SB FINANCIAL GROUP, INC.

Date: November 14, 2016	By:	/s/ Mark A. Klein
Mark A. Klein
Chairman, President & CEO

	By:	/s/ Anthony V. Cosentino
Anthony V. Cosentino
Executive Vice President & Chief Financial Officer

