Form 10-K
period 2016-12-31
SB FINANCIAL GROUP, INC.
filed 2017-03-10
CIK 767405

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

The aggregate market value of the common shares of the registrant held by non-affiliates computed by reference to the price at which the common shares were last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $53.2 million.

The number of common shares of the registrant outstanding at February 23, 2017 was 4,872,568.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for its Annual Meeting of Shareholders to be held on April 19, 2017 are incorporated by reference into Part III of this Annual Report on Form 10-K.

SB FINANCIAL GROUP, INC.

2016 ANNUAL REPORT ON FORM 10-K

PART I

Item 1. Business.

Certain statements contained in this Annual Report on Form 10-K which are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. See “Cautionary Statement Regarding Forward-Looking Information” under Item 1A. Risk Factors on page 21 of this Annual Report on Form 10-K.

General

SB Financial Group, Inc., an Ohio corporation (the “Company”), is a bank holding company registered under the Bank Holding Company Act of 1956, as amended, and is subject to regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”). The Company was organized in 1983. The executive offices of the Company are located at 401 Clinton Street, Defiance, Ohio 43512. The name of the Company changed to SB Financial Group, Inc. from Rurban Financial Corp. effective April 18, 2013.

Through its direct and indirect subsidiaries, the Company is engaged in a variety of activities, including commercial banking, item processing, and wealth management services, as explained in more detail below.

State Bank and Trust Company

The State Bank and Trust Company (“State Bank”) is an Ohio state-chartered bank and wholly owned subsidiary of the Company. State Bank offers a full range of commercial banking services, including checking accounts, savings accounts, money market accounts and time certificates of deposit; automatic teller machines; commercial, consumer, agricultural and residential mortgage loans; personal and corporate trust services; commercial leasing; bank credit card services; safe deposit box rentals; Internet banking; private client group services; and other personalized banking services. The trust and financial services division of State Bank offers various trust and financial services, including asset management services for individuals and corporate employee benefit plans, as well as brokerage services through Cetera Investment Services, an unaffiliated company. State Bank presently operates eighteen banking centers, all located within the Ohio counties of Allen, Defiance, Franklin, Fulton, Hancock, Lucas, Paulding, Wood and Williams, and one banking center located in Allen County, Indiana. State Bank also presently operates six loan production offices, in Franklin, Lucas and Seneca Counties, Ohio, Kosciusko andSteuben County, Indiana and Monroe County, Michigan. At December 31, 2016, State Bank had 219 full-time equivalent employees.

RFCBC

RFCBC, Inc. (“RFCBC”) is an Ohio corporation and wholly owned subsidiary of the Company that was incorporated in August 2004. RFCBC operates as a loan subsidiary in servicing and working out problem loans. At December 31, 2016, RFCBC had no employees.

Rurbanc Data Services

Rurbanc Data Services, Inc. dba RDSI Banking Systems (“RDSI”) has been in operation since 1964 and became an Ohio corporation in June 1976. In September 2006, RDSI acquired Diverse Computer Marketers, Inc. (“DCM”), which was merged into RDSI effective December 31, 2007, and now operates as a division of RDSI doing business as “DCM”. DCM has one operating location in Lansing, Michigan. RDSI/DCM provides item processing, statement production, and related services to community banks located primarily in the Midwest. At December 31, 2016, RDSI/DCM had 8 full-time equivalent employees.

Rurban Mortgage Company

Rurban Mortgage Company (“RMC”) is an Ohio corporation and wholly owned subsidiary of State Bank. RMC is a mortgage company; however, it is presently inactive. At December 31, 2016, RMC had no employees.

SBT Insurance

SBT Insurance, LLC (“SBI”) is an Ohio corporation and wholly owned subsidiary of State Bank. SBI is an insurance company that engages in the sale of insurance products to retail and commercial customers of State Bank. At December 31, 2016, SBI had no employees.

Rurban Statutory Trust II

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

Regulation of Bank Holding Companies and Their Subsidiaries in General

The Company is a bank holding company and, as such, is subject to regulation under the Bank Holding Company Act of 1956, as amended (the “Bank Holding Company Act”). The Bank Holding Company Act requires the prior approval of the Federal Reserve Board (FRB) before a bank holding company may acquire direct or indirect ownership or control of more than 5 percent of the voting shares of any bank (unless the bank is already majority owned by the bank holding company), acquire all or substantially all of the assets of another bank or bank holding company, or merge or consolidate with any other bank holding company. Subject to certain exceptions, the Bank Holding Company Act also prohibits a bank holding company from acquiring 5 percent of the voting shares of any company that is not a bank and from engaging in any business other than banking or managing or controlling banks. The primary exception to this prohibition allows a bank holding company to own shares in any company the activities of which the FRB had determined, as of November 19, 1999, to be so closely related to banking as to be a proper incident thereto.

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

Various consumer laws and regulations also affect the operations of State Bank. The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank act”) established the Consumer Financial Protection Bureau (the “CFPB”), which regulates consumer financial products and services and certain financial services providers. The CFPB is authorized to prevent unfair, deceptive or abusive acts or practices and ensures consistent enforcement of laws so that consumers have access to fair, transparent and competitive markets for consumer financial products and services. The CFPB has rulemaking and interpretative authority.

The Federal Home Loan Banks (“FHLBs”) provide credit to their members in the form of advances. As a member of the FHLB of Cincinnati, State Bank must maintain certain minimum investments in the capital stock of the FHLB of Cincinnati. State Bank was in compliance with these requirements at December 31, 2016.

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

The ability of the Company to obtain funds for the payment of dividends and for other cash requirements is largely dependent on the amount of dividends that may be declared by its subsidiaries. State Bank may not pay dividends to the Company if, after paying such dividends, it would fail to meet the required minimum levels under the risk-based capital guidelines and the minimum leverage ratio requirements. State Bank must obtain the approval of the FRB and the Ohio Division of Financial Institutions (ODFI) if a dividend in any year would cause the total dividends for that year to exceed the sum of the current year’s net profits and the retained net profits for the preceding two years, less required transfers to surplus. At December 31, 2016, State Bank had $19.0 million of excess earnings over the preceding three years.

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

Affiliate Transactions

The Company and State Bank are separate and distinct legal entities. The Federal Reserve Board’s Regulation W and various other legal limitations restrict State Bank from lending funds to, or engaging in other “covered transactions” with the Company (or any other affiliate), generally limiting such covered transactions with any one affiliate to 10 percent of State Bank’s capital and surplus and limiting all such covered transactions with all affiliates to 20 percent of State Bank’s capital and surplus. Covered transactions, including extensions of credit, sales of securities or assets and provision of services, also must be on terms and conditions consistent with safe and sound banking practices, including credit standards, that are substantially the same or at least as favorable to State Bank as those prevailing at the time for transactions with unaffiliated companies.

A bank’s authority to extend credit to executive officers, directors and greater than 10 percent shareholders, as well as entities such persons control, is subject to Sections 22(g) and 22(h) of the Federal reserve Act and Regulation O promulgated thereunder by the Federal reserve Board. Among other things, these loans must be made on terms (including interest rates charged and collateral required) that are substantially the same as those offered to unaffiliated individuals or be made as part of a benefit or compensation program and on terms widely available to employees, and must not involve a greater than normal risk of repayment. In addition, the amount of loans a bank may make to these persons is based, in part, on the bank’s capital position, and certain approval procedures must be followed in making loans, which exceed specified amounts.

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

Regulatory Capital

The FRB has adopted risk-based capital guidelines for bank holding companies and for state member banks, such as State Bank. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk weighted assets by assigning assets and off-balance-sheet items to broad risk categories. Prior to January 1, 2015, the minimum ratio of total capital to risk-weighted assets (including certain off-balance-sheet items, such as standby letters of credit) was 8 percent. Of that 8 percent, at least 4 percent was required to be comprised of common shareholders’ equity (including retained earnings but excluding treasury stock), non-cumulative perpetual preferred stock, a limited amount of cumulative perpetual preferred stock, and minority interests in equity accounts of consolidated subsidiaries, less goodwill and certain other intangible assets (“Tier 1 capital”). The remainder of total risk-based capital (“Tier 2 capital”) may consist, among other things, of certain amounts of mandatory convertible debt securities, subordinated debt, preferred stock not qualifying as Tier 1 capital, allowance for loan and lease losses and net unrealized gains, after applicable taxes, on available-for-sale equity securities with readily determinable fair values, all subject to limitations established by the guidelines. Under the guidelines, capital is compared to the relative risk related to the balance sheet. To derive the risk included in the balance sheet, one of four risk weights (0 percent, 20 percent, 50 percent and 100 percent) is applied to different balance sheet and off-balance sheet assets, primarily based on the relative credit risk of the counterparty. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

In July 2013, the FRB and the federal banking agencies published final rules that substantially amend the regulatory risk-based capital rules applicable to the Company and State Bank. These rules implement the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act. “Basel III” refers to various documents released by the Basel Committee on Banking Supervision.

Effective January 1, 2015, State Bank and the Company became subject to new capital regulations under BASEL III (with some provisions transitioned into full effectiveness over two to four years). The new requirements create a new required ratio for common equity Tier 1 (“CET1”) capital, increases the leverage and Tier 1 capital ratios, changes the risk-weights of certain assets for purposes of the risk-based capital ratios, creates an additional capital conservation buffer over the required capital ratios and changes what qualifies as capital for purposes of meeting these various capital requirements. These new capital requirements are as follows: leverage ratio of 4 percent of adjusted total assets, total capital ratio of 8 percent of risk-weighted assets and the Tier 1 capital ratio of 6.5 percent of risk-weighted assets. In addition, the Company will have to meet the new minimum CET1 capital ratio of 4.5 percent of risk-weighted assets. CET1 consists generally of common stock, retained earnings and accumulated other comprehensive income (AOCI), subject to certain adjustments. The capital conservation buffer is being phased in starting in 2016, and failure to maintain the required capital conservation buffer will limit the ability of the Company to pay dividends, repurchase shares or pay discretionary bonuses.

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

The new requirements under BASEL III also include changes in the risk-weights of certain assets to better reflect credit risk and other risk exposures. These include a 150 percent risk weight (up from 100 percent) for certain high volatility commercial real estate acquisition, development and construction loans and for non-residential mortgage loans that are 90 days past due or otherwise in nonaccrual status; a 20 percent (up from 0 percent) credit conversion factor for the unused portion of a commitment with an original maturity of one year or less; a 250 percent risk weight (up from 100 percent) for mortgage servicing and deferred tax assets that are not deducted from capital; and increased risk-weights (0 percent to 600 percent) for equity exposures.

In addition to the minimum CET1, Tier 1 and total capital ratios, State Bank will have to maintain a capital conservation buffer consisting of additional CET1 capital equal to 2.5 percent of risk-weighted assets above each of the required minimum capital levels in order to avoid limitations on paying dividends, engaging in share repurchases and paying certain discretionary bonuses. This new capital conservation buffer requirement began to phase in beginning in January 2016 at 0.625 percent of risk-weighted assets and increasing each year until fully implemented in January 2019.

Under the new BASEL III standards, in order to be considered well-capitalized, State Bank is required to have at least a CET1 ratio of 6.5 percent (new), a Tier 1 ratio of 8 percent (increased from 6 percent), a total capital ratio of 10 percent (unchanged) and a leverage ratio of 5 percent (unchanged) and not be subject to specified requirements to meet and maintain a specific capital ratio for a capital measure.

State Bank conducted a pro-forma analysis of the application of these new capital requirements as of December 31, 2016. Based on that analysis, State Bank determined that it met all these new requirements, including the full 2.5 percent capital conservation buffer, and would remain well capitalized if all of these new requirements had fully phased in as of that date. See Note 13 to the Consolidated Financial Statements under item 8 of this report (the “Consolidated Financial Statements”). In addition, as noted above, beginning in 2016, if State Bank does not have the required capital conservation buffer, its ability to pay dividends to the Company would be limited.

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

Federal Deposit Insurance Corporation (“FDIC”)

The FDIC is an independent federal agency, which insures the deposits of federally insured banks and savings associations up to certain prescribed limits and safeguards the safety and soundness of financial institutions. The general insurance limit if $250,000 per separately insured depositor. This insurance is backed by the full faith and credit of the United States Government.

As insurer, the FDIC is authorized to conduct examinations of and to require reporting by insured institutions, including State bank, to prohibit any insured institution from engaging in any activity the FDIC determines to pose a threat to the deposit insurance fund, and to take enforcement actions against insured institutions. The FDIC may terminate insurance of deposits of any institution if the FDIC finds that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or other regulatory agency.

The FDIC assesses a quarterly deposit insurance premium on each insured institution based on risk characteristics of the institution and may also impose special assessments in emergency situations. The premiums fund the Deposit Insurance Fund (“DIF”). Pursuant to the Dodd-Frank Act, the FDIC has established 2.0 percent as the designated reserve ratio (“DRR”), which is the amount in the DIF as a percentage of all DIF insured deposits. In March 2016, the FDIC adopted final rules designed to meet the statutory minimum DRR of 1.35 percent by September 30, 2020, the deadline imposed by the Dodd-Frank Act. The Dodd-Frank Act requires the FDIC to offset the effect on institutions with assets less than $10 billion of the increase in the statutory minimum DRR to 1.35 percent from the former statutory minimum of 1.15 percent. Although the FDIC’s new rules reduced assessment rates on all banks, they imposed a surcharge on banks with assets of $10 billion or more to be paid until the DRR reaches 1.35 percent. The rules also provide assessment credits to banks with assets of less than $1 billion for the portion of their assessments that contribute to the increase of the DRR to 1.35 percent. The rules further changed the method of determining risk-based assessment rates for established banks with less than $10 billion in assets to better ensure that banks taking on greater risks pay more for deposit insurance than banks that take on less risk.

In addition, all FDIC-insured institutions are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation, which was established by the government to recapitalize a predecessor to the DIF. These assessments will continue until the Financing Corporation bonds mature in 2019.

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

In 2011, federal banking regulatory agencies jointly issued proposed rules on incentive-based compensation arrangements under applicable provisions of the Dodd-Frank Act (the “First Proposed Rules”). The First Proposed Rules generally would have applied to financial institutions with $1.0 billion or more in assets that maintain incentive-based compensation arrangements for certain covered employees. In May 2016, the federal bank regulatory agencies approved a second joint notice of proposed rules (the “Second Proposed Joint Rules”) designed to prohibit incentive-based compensation arrangements that encourage inappropriate risks at financial institutions. The Second Proposed Joint Rules would apply to covered financial institutions with total assets of $1 billion or more. The requirements of the Second Proposed Joint rules would differ for each of three categories of financial institutions:

●	Level 1 consists of institutions with assets of $250 billion or more;
●	Level 2 consists of institutions with assets of at least $50 billion and less than $250 billion; and
●	Level 3 consists of institutions with assets of at least $1 billion and less than $50 billion.

Sone of the requirements would apply only to Level 1 and level 2 institutions. For all covered institutions, including level 3 institutions like us, the Second Proposed Rules would:

●	prohibit incentive-based compensation arrangements that are “excessive” or “could lead to material financial loss”;
●	require incentive-based compensation that is consistent with a balance of risk and reward, effective management and control of risk, and effective governance; and
●	require board oversight, recordkeeping and disclosure to the appropriate regulatory agency.

Level 1 and Level 2 institutions would have additional requirements, including deferrals of awards to certain covered persons; potential downward adjustments, forfeitures or clawbacks; and additional risk-management and control standards, policies and procedures. In addition, certain practices and types of incentive compensation would be prohibited.

Effect of Environmental Regulation

Compliance with federal, state and local provisions regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had a material effect upon the capital expenditures, earnings or competitive position of the Company and its subsidiaries. The Company believes that the nature of the operations of its subsidiaries has little, if any, environmental impact. The Company, therefore, anticipates no material capital expenditures for environmental control facilities for its current fiscal year or for the near future. The Company’s subsidiaries may be required to make capital expenditures for environmental control facilities related to properties, which they may acquire through foreclosure proceedings in the future; however, the amount of such capital expenditures, if any, is not currently determinable.

I.	DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY;

INTEREST RATES AND INTEREST DIFFERENTIAL

The following are the condensed average balance sheets of the Company for the years ending December 31 and includes the interest earned or paid, and the average interest rate, on each asset and liability:

	2016			2015			2014
($ in thousands)	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Taxable securities	$79,301	$1,536	1.94%	$78,840	$1,506	1.91%	$69,795	$1,198	1.72%
Non-taxable securities (1)	15,365	900	5.86%	17,593	1,052	5.98%	18,051	1,074	5.95%
Loans, net (2)(3)	603,875	26,960	4.46%	531,614	23,745	4.47%	501,486	22,524	4.49%
Total earning assets	698,541	29,396	4.21%	628,047	26,303	4.19%	589,332	24,796	4.21%
Cash and due from banks	34,999			38,895			24,665
Allowance for loan losses	(7,389)			(6,979)			(6,785)
Premises and equipment	19,124			16,427			13,725
Other assets	43,770			43,196			51,340

Total assets	$789,045			$719,586			$672,277

Liabilities
Savings and interest-bearing demand deposits	$345,302	$524	0.15%	$309,169	$346	0.11%	$275,188	$105	0.04%
Time deposits	184,640	2,054	1.11%	162,245	1,633	1.01%	171,399	1,879	1.10%
Repurchase agreements & Other	15,027	16	0.11%	15,749	17	0.11%	18,764	91	0.48%
Advances from FHLB	23,892	352	1.47%	29,996	375	1.25%	24,294	334	1.37%
Trust preferred securities	10,310	252	2.44%	10,310	213	2.07%	17,448	1,071	6.14%
Total interest-bearing liabilities	579,171	3,198	0.55%	527,469	2,584	0.49%	507,093	3,480	0.69%

Demand deposits	115,905			104,426			88,973
Other liabilities	9,429			9,073			16,025
Total liabilities	704,505			640,968			612,091
Shareholders' equity	84,540			78,618			60,186

Total liabilities and shareholders' equity	$789,045			$719,586			$672,277

Net interest income (tax equivalent basis)		$26,198			$23,719			$21,316

Net interest income as a percent of average interest-earning assets			3.75%			3.78%			3.62%

(1)	Security interest is computed on a tax equivalent basis using a 34 percent statutory tax rate. The tax equivalent adjustment was $0.31 million, $0.36 million and $0.37 million in 2016, 2015 and 2014, respectively.
(2)	Nonaccruing loans and loans held for sale are included in the average balances.
(3)	Loan interest is computed on a tax equivalent basis using a 34 percent statutory tax rate. The tax equivalent adjustment was $0.04 million, $0.02 million and $0.02 million in 2016, 2015 and 2014, respectively.

I.	DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY;

INTEREST RATES AND INTEREST DIFFERENTIAL (Continued)

The following tables set forth the effect of volume and rate changes on interest income and expense for the periods indicated. For purposes of these tables, changes in interest due to volume and rate were determined as follows:

●	Volume Variance - change in volume multiplied by the previous year's rate.
●	Rate Variance - change in rate multiplied by the previous year's volume.
●	Rate/Volume Variance - change in volume multiplied by the change in rate. This variance allocates the volume variance and rate variance in proportion to the relationship of the absolute dollar amount of the change in each.
●	Interest on non-taxable securities has been adjusted to a fully tax equivalent basis using a statutory tax rate of 34 percent in 2016 and 2015.

	Total
	Variance	Variance Attributable To
($ in thousands)	2016/2015	Volume	Rate
Interest income
Taxable securities	$30	$8	$22
Non-taxable securities	(152)	(133)	(19)
Federal funds sold	-	-	-
Loans, net of unearned income and deferred fees *	3,215	3,246	(31)
	3,093	3,121	(28)

Interest expense
Savings and interest-bearing demand deposits	$178	$14	164
Time deposits	421	246	175
Repurchase agreements & Other	(1)	(0)	(1)
Advances from FHLB	(23)	(84)	61
Trust preferred securities	39	-	39
	614	176	438

Net interest income	$2,479	$2,945	$(466)

* Interest on non-taxable loans has been adjusted to fully equivalent.

II.	INVESTMENT PORTFOLIO

A.	The fair value of securities available for sale as of December 31 in each of the following years are summarized as follows:

($ in thousands)	2016	2015	2014

U.S. Treasury and government agencies	$13,358	$10,905	$15,307
Mortgage-backed securities	61,603	61,343	50,740
State and political subdivisions	15,097	17,518	19,170
Marketable equity securities	70	23	23

Total	$90,128	$89,789	$85,240

B.	The maturity distribution and weighted average interest rates of securities available for sale at December 31, 2016, are set forth in the table below. The weighted average interest rates are based on coupon rates for securities purchased at par value and on effective interest rates considering amortization or accretion if the securities were purchased at a premium or discount:

		After One Year	After Five Years
	Within	but within	but within	After
($ in thousands)	One Year	Five Years	Ten Years	Ten Years

U.S. Treasury and government agencies	$-	$3,066	$2,314	$7,978
Mortgage-backed securities	-	8,948	11,500	41,155
State and political subdivisions	455	4,804	4,911	4,927

Total Securities with maturity	$455	$16,818	$18,725	$54,060

Weighted average yield by maturity (1)	6.16%	2.82%	3.00%	2.34%

Marketable equity securities with no maturity	70	-	-	-

Total Securities with no stated maturity	$70	$-	$-	$-

Weighted average yield no maturity (1)	<0.01%	-	-	-

(1)	Yields are presented on a tax-equivalent basis.

C.	Excluding those holdings of the investment portfolio in U.S. Treasury securities and other agencies of the U.S. Government, there were no other securities of any one issuer, which exceeded 10 percent of the shareholders' equity of the Company at December 31, 2016.

III.	LOAN PORTFOLIO

A.	Types of Loans - Total loans on the balance sheet were comprised of the following classifications at December 31 for the years indicated:

Loans Held for Investment (HFI)	2016	2015	2014	2013	2012
($ in thousands)
Commercial business and agricultural	$161,562	$130,421	$134,546	$124,578	$123,767
Commercial real estate	284,084	242,208	217,030	205,301	201,392
Residential real estate	142,452	130,806	113,214	99,620	87,859
Consumer & other loans	56,335	54,224	51,546	47,804	50,371

Total loans, net of unearned income	644,433	557,659	516,336	477,303	463,389

Residential Loans held for sale	4,434	7,516	5,168	3,366	6,147
Total Loans, net of unearned income	$648,867	$565,175	$521,504	$480,669	$469,536

Concentrations of Credit Risk: The Company grants commercial, real estate and installment loans to customers located mainly in Northwest Ohio. Commercial loans include loans collateralized by commercial real estate, business assets and, in the case of agricultural loans, crops and farm equipment and the loans are expected to be repaid from cash flow from operations of businesses. As of December 31, 2016, commercial business and agricultural loans made up approximately 25.1 percent of the HFI loan portfolio while commercial real estate loans accounted for approximately 44.1 percent of the HFI loan portfolio. As of December 31, 2016, residential first mortgage loans made up approximately 22.1 percent of the HFI loan portfolio and are secured by first mortgages on residential real estate, while consumer loans to individuals made up approximately 8.7 percent of the HFI loan portfolio and are primarily secured by consumer assets.

B.	Maturities and Sensitivities of Loans to Changes in Interest Rates: The following table shows the amounts of commercial and agricultural loans outstanding as of December 31, 2016, which, based on remaining scheduled repayments of principal, are due in the periods indicated. Also, the amounts have been classified according to sensitivity to changes in interest rates for commercial and agricultural loans due after one year. (Variable-rate loans are those loans with floating or adjustable interest rates.)

Maturing	Commercial	Commercial
($ in thousands)	Business & Ag.	Real Estate	Total

Within one year	$26,494	$21,839	$48,333
After one year but within five years	56,331	92,343	148,674
After five years	78,737	169,902	248,639

Total Commercial, Commercial RE & Ag.	$161,562	$284,084	$445,646

	Interest Sensitivity
	Fixed	Variable
($ in thousands)	Rate	Rate	Total
Commercial Business and Agricultural
Due after one year but within five years	$25,980	$30,351	$56,331
Due after five years	10,228	68,509	78,737
Total	$36,208	$98,860	$135,068

Commercial Real Estate
Due after one year but within five years	39,044	53,299	92,343
Due after five years	45,762	124,140	169,902
Total	$84,806	$177,439	$262,245

Total Commercial, Commercial RE & Ag.

Due after one year but within five years	65,024	83,650	148,674
Due after five years	55,990	192,649	248,639
Total	$121,014	$276,299	$397,313

C.	Risk Elements:

1.	The accrual of interest income is discontinued when the collection of a loan or interest, in whole or in part, is doubtful. When interest accruals are discontinued, interest income accrued in the current period is reversed. Loans that are past due 90 days or more as to interest or principal payments are considered for non-accrual status. Non-accrual, Past Due, Restructured and Impaired Loans – The following schedule summarizes non-accrual, past due, and restructured loans at December 31 for the years indicated:

($ in thousands)	2016	2015	2014	2013	2012

Loans accounted for on a non-accrual basis	$2,737	$6,646	$4,609	$4,844	$5,305
Accruing loans 90 days past due	-	-	-	-	-
Accruing Troubled Debt Restructurings	1,590	1,500	1,384	1,739	1,258

Total non-performing loans and TDRs	$4,327	$8,146	$5,993	$6,583	$6,563

Listed below is the interest income on impaired and non-accrual loans at December 31 for the years indicated:

	2016	2015
($ in thousands)
Cash basis interest income recognized on impaired loans outstanding	$189	$239
Interest income actually recorded on impaired loans and included in net income for the period	190	245
Unrecorded interest income on non-accrual loans	57	86

2.	As of December 31, 2016, in addition to the $4.3 million of non-performing loans reported under Item III.C above (which amount includes all loans classified by management as doubtful or loss), there were approximately $1.2 million in other outstanding loans where known information about possible credit problems of the borrowers caused management to have concerns as to the ability of such borrowers to comply with the present loan repayment terms (loans classified as substandard by management) and which may result in disclosure of such loans pursuant to Item III.C.1. at some future date. In regard to loans classified as substandard, management believes that such potential problem loans have been adequately evaluated in the allowance of loan losses.

3.	Foreign Loan Outstandings

None

4.	Loan Concentrations

At December 31, 2016, loans outstanding related to agricultural operations or collateralized by agricultural real estate and equipment aggregated approximately $52.5 million, or 8.1 percent of total HFI loans.

D.	Other Interest-Bearing Assets

There were no other interest-bearing assets as of December 31, 2016, which are required to be disclosed under Item III.C.1 or Item III.C.2. if such assets were loans.

Management believes the allowance for loan losses at December 31, 2016 was adequate to absorb any losses on non-performing loans, as the allowance balance is maintained by management at a level considered adequate to cover losses that are probable based on past loss experience, general economic conditions, information about specific borrower situations, including their financial position and collateral values, and other factors and estimates which are subject to change over time.

IV.	SUMMARY OF LOAN LOSS EXPERIENCE

A.	The following schedule presents an analysis of the allowance for loan losses, average loan data and related ratios at December 31 for the years indicated:

($ in thousands)	2016	2015	2014	2013	2012
Loans
Loans outstanding at end of period	$644,433	$557,659	$516,336	$477,303	$463,389

Average loans outstanding during period	$603,875	$531,614	$501,486	$469,603	$455,516

Allowance for loan losses
Balance at beginning of period	$6,990	$6,771	$6,964	$6,811	$6,529
Loans charged-off:
Commercial business and agricultural loans	(135)	(497)	(607)	(1)	(400)
Commercial real estate	(241)	(303)	(13)	(111)	(287)
Residential real estate mortgage	(20)	(56)	(92)	(264)	(129)
Consumer loans and other	(105)	(96)	(135)	(443)	(512)
	(501)	(952)	(847)	(819)	(1,328)
Recoveries of loans previously charged-off
Commercial business and agricultural loans	420	29	22	22	48
Commercial real estate	5	3	125	17	50
Residential real estate mortgage	2	29	32	21	86
Consumer loans and other	59	10	25	12	76
	486	71	204	72	260
Net loans charged-off	(15)	(881)	(643)	(747)	(1,068)
Provision for loan losses	750	1,100	450	900	1,350
Balance at end of period	$7,725	$6,990	$6,771	$6,964	$6,811

Ratio of net charge-offs to average loans	0.00%	0.17%	0.13%	0.16%	0.23%

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

B.	The following schedule provides a breakdown of the allowance for loan losses allocated by type of loan and related ratios at December 31 for the years indicated:

		Percentage		Percentage		Percentage		Percentage		Percentage
		of Loans In		of Loans In		of Loans In		of Loans In		of Loans In
		Each		Each		Each		Each		Each
		Category to		Category to		Category to		Category to		Category to
	Allowance	Total	Allowance	Total	Allowance	Total	Allowance	Total	Allowance	Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
($ in thousands)	2016		2015		2014		2013		2012

Commercial and agricultural	$1,551	25.1%	$1,118	23.4%	$1,838	26.1%	$2,334	26.1%	$1,747	26.7%
Commercial real estate	3,321	44.1%	3,886	43.4%	2,857	42.0%	2,708	43.0%	3,034	43.5%
Residential real estate	1,963	22.1%	1,312	23.5%	1,308	21.9%	1,067	20.9%	1,088	19.0%
Consumer & other loans	890	8.7%	674	9.7%	768	10.0%	855	10.0%	942	10.9%
	$7,725	100.0%	$6,990	100.0%	$6,771	100.0%	$6,964	100.0%	$6,811	100.0%

While management's periodic analysis of the adequacy of the allowance for loan losses may allocate portions of the allowance for specific problem loan situations, the entire allowance is available for any loan charge-offs that occur.

V.	DEPOSITS

The average amount of deposits and average rates paid are summarized as follows for the years ended December 31:

	2016		2015		2014
	Average	Average	Average	Average	Average	Average
($ in thousands)	Amount	Rate	Amount	Rate	Amount	Rate

Savings and interest-bearing demand deposits	$345,302	0.15%	$309,169	0.11%	$275,188	0.04%
Time deposits	184,640	1.11%	162,245	1.01%	171,399	1.10%
Demand deposits (non-interest-bearing)	115,905	-	104,426	-	88,973	-
	$645,847		$575,840		$535,560

Maturities of time certificates of deposit and other time deposits of $100,000 or more outstanding at December 31, 2016, are summarized as follows:

Amount
($ in thousands)

Three months or less	$18,768
Over three months and through six months	10,873
Over six months and through twelve months	25,473
Over twelve months	46,503

Total	$101,617

VI.	RETURN ON EQUITY AND ASSETS

The ratio of net income to average shareholders' equity and average total assets and certain other ratios are as follows for periods ended December 31:

($ in thousands)	2016	2015	2014

Average total assets	$789,045	$719,586	$672,277

Average shareholders’ equity	$84,540	$78,618	$60,186

Net income	$8,784	$7,619	$5,263

Net income available to common shareholders	$7,809	$6,663	$5,263

Cash dividends declared	$0.24	$0.20	$0.16

Return on average total assets	1.11%	1.06%	0.78%

Return on average shareholders' equity	10.39%	9.69%	8.74%

Dividend payout ratio (1)	15.11%	14.71%	14.88%

Average shareholders' equity to average assets	10.71%	10.93%	8.95%

(1) Cash dividends declared on common shares divided by net income available to common.

VII.	SHORT-TERM BORROWINGS

The following information is reported for short-term borrowings, which are comprised of retail repurchase agreements for the periods noted:

($ in thousands)	2016	2015	2014

Amount outstanding at end of year	$10,532	$12,406	$12,740

Weighted average interest rate at end of year	0.10%	0.10%	0.10%

Maximum amount outstanding at any month end	$20,560	$20,306	$20,607

Average amount outstanding during the year	$15,027	$15,749	$17,057

Weighted average interest rate during the year	0.11%	0.11%	0.11%

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

Our success depends to a large extent upon local and national economic conditions, as well as governmental fiscal and monetary policies. Conditions such as inflation, recession, unemployment, changes in interest rates, money supply and other factors beyond our control can adversely affect our asset quality, deposit levels and loan demand and, therefore, our earnings and our capital. The recent election of a new United States President is widely expected to result in substantial, unpredictable changes in economic and political conditions for the United States and the remainder of the World. Economic turmoil in Europe and Asia and changes in oil production in the Middle East affect the economy and stock prices in the United States, which can affect our earnings and capital and the ability of our customers to repay loans. Because we have a significant amount of real estate loans, decreases in real estate values could adversely affect the value of property used as collateral and our ability to sell the collateral upon foreclosure. Adverse changes in the economy may also have a negative effect on the ability of our borrowers to make timely repayments of their loans, which would have an adverse impact on our earnings and cash flows. In addition, our lending and deposit gathering activities are concentrated primarily in Northwest Ohio. As a result, our success depends in large part on the general economic conditions of these areas, particularly given that a significant portion of our lending relates to real estate located in this region. Therefore, adverse changes in the economic conditions in these areas could adversely impact our earnings and cash flows.

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

The FDIC insures deposits at FDIC insured financial institutions, including State Bank. The FDIC charges the insured financial institutions premiums to maintain the Deposit Insurance Fund at a certain level. During 2008 and 2009, there were higher levels of bank failures which dramatically increased resolution costs of the FDIC and depleted the deposit insurance fund. The FDIC collected a special assessment in 2009 to replenish the Deposit Insurance Fund and also required a prepayment of an estimated amount of future deposit insurance premiums. If the costs of future bank failures increase, deposit insurance premiums may also increase. The FDIC recently adopted rules revising the assessments in a manner benefiting banks with assets totaling less than $10 billion. There can be no assurance, however, that assessments will not be changed in the future.

Legislative or regulatory changes or actions could adversely impact our business.

The financial services industry is extensively regulated. We are subject to extensive state and federal regulation, supervision and legislation that govern almost all aspects of our operations. These laws and regulations are primarily intended for the protection of consumers, depositors, borrowers and the deposit insurance fund, not to benefit our shareholders. Changes to laws and regulations or other actions by regulatory agencies may negatively impact us, possibly limiting the services we provide, increasing the ability of non-banks to compete with us or requiring us to change the way we operate. Regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the ability to impose restrictions on the operation of an institution and the ability to determine the adequacy of an institution’s allowance for loan losses. Failure to comply with applicable laws, regulations and policies could result in sanctions being imposed by the regulatory agencies, including the imposition of civil money penalties, which could have a material adverse effect on our operations and financial condition. Even the reduction of regulatory restrictions could have an adverse impact on us if such lessening of restrictions increases competition within our industry or market areas.

In light of conditions in the global financial markets and the global economy that occurred in the last decade, regulators have increased their focus on the regulation of the financial services industry. In the last several years, Congress and the federal bank regulators have acted on an unprecedented scale in responding to the stresses experienced in the global financial markets. Some of the laws enacted by Congress and regulations promulgated by federal bank regulators subject us and other financial institutions to additional restrictions, oversight and costs that may have an adverse impact on our business and results of operations.

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

In deciding whether to extend credit or enter into other transactions with customers, we may rely on information provided to us by customers, including financial statements and other financial information. We may also rely on representations of customers as to the accuracy and completeness of that information and, with respect to financial statements, on reports of independent auditors. For example, in deciding whether to extend credit to a business, we may assume that the customer’s audited financial statements conform to generally accepted accounting principles and present fairly, in all material respects, the financial condition, results of operations and cash flows of the customer, and we may also rely on the audit report covering those financial statements. Our financial condition and results of operations could be negatively impacted to the extent we rely on financial statements that do not comply with generally accepted accounting principles or that are materially misleading.

Our ability to pay cash dividends is limited, and we may be unable to pay cash dividends in the future even if we elect to do so.

We are dependent primarily upon the earnings of our operating subsidiaries for funds to pay dividends on our common and depositary shares. The payment of dividends by us is also subject to regulatory restrictions. As a result, any payment of dividends in the future will be dependent, in large part, on our ability to satisfy these regulatory restrictions and our subsidiaries’ earnings, capital requirements, financial condition and other factors. There can be no assurance as to if or when the Company may pay dividends or as to the amount of any dividends which may be declared and paid to shareholders in future periods. Failure to pay dividends on our shares could have a material adverse effect on the market price of our shares.

A limited trading market exists for our common shares and depositary shares, which could lead to price volatility.

Your ability to sell or purchase our common and depositary shares depends upon the existence of an active trading market for our common shares. While our common and depositary shares are quoted on the NASDAQ Capital Market, they trade infrequently. As a result, you may be unable to sell or purchase our shares at the volume, price and time you desire. The limited trading market for our shares may cause fluctuations in the market value of our shares, leading to price volatility in excess of that which would occur in a more active trading market.

The market price of our common and depositary shares may be subject to fluctuations and volatility.

The market price of our common and depository shares may fluctuate significantly due to, among other things, changes in market sentiment regarding our operations, financial results or business prospects, the banking industry generally or the macroeconomic outlook. Factors that could influence trading prices include:

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

Under the federal Change in Bank Control Act, a person may be required to obtain prior approval from the Federal Reserve before acquiring 10 percent or more of our common shares or the power to directly or indirectly control our management, operations, or policies.

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

Changes in accounting standards could influence our results of operations.

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

Unauthorized disclosure of sensitive or confidential client information, whether through a breach of our computer systems or otherwise, could severely harm our business.

As part of our financial institution business, we collect, process and retain sensitive and confidential client and customer information on behalf of our subsidiaries and other third parties. Despite the security measures we have in place, our facilities and systems, and those of our third-party service providers, may be vulnerable to security breaches, acts of vandalism, computer viruses, misplaced or lost data, programming and/or human errors or other similar events. If information security is breached, information can be lost or misappropriated, resulting in financial loss or costs to us. Any security breach involving confidential customer information, whether by us or by third-party vendors, could severely damage our reputation, expose us to the risks of litigation and liability or disrupt our operations and have a material adverse effect on our business.

We may be compelled to seek additional capital in the future, but capital may not be available when needed.

We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations. In addition, federal banking agencies have proposed extensive changes to their capital requirements, including raising required amounts and eliminating the inclusion of certain instruments from the calculation of capital. The final form of such regulations and their impact on the Company is unknown at this time, but may require us to raise additional capital. In addition, we may elect to raise additional capital to support our business or to finance acquisitions, if any, or we may otherwise elect to raise additional capital. Our ability to raise additional capital, if needed, will depend on conditions in the capital markets, economic conditions and a number of other factors, many of which are outside our control, and on our financial performance. Accordingly, we cannot be assured of our ability to raise additional capital if needed or on terms acceptable to us. If we cannot raise additional capital when needed, it may have a material adverse effect on our financial condition, results of operations and prospects.

Strong competition within our market area may reduce our ability to attract and retain deposits and originate loans.

We face competition both in originating loans and in attracting deposits within our market area. We compete for clients by offering personal service and competitive rates on our loans and deposit products. The type of institutions we compete with include large regional financial institutions, community banks, thrifts and credit unions operating within our market areas. Nontraditional sources of competition for loan and deposit dollars come from captive auto finance companies, mortgage banking companies, internet banks, brokerage companies, insurance companies and direct mutual funds. As a result of their size and ability to achieve economies of scale, certain of our competitors offer a broader range of products and services than we offer. We expect competition to remain intense in the future due to legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. In addition, to stay competitive in our markets we may need to adjust the interest rates on our products to match the rates offered by our competitors, which could adversely affect our net interest margin. As a result, our profitability depends upon our continued ability to successfully compete in our market areas while achieving our investment objectives.

We may be the subject of litigation, which could result in legal liability and damage to our business and reputation.

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

We could face legal and regulatory risk arising out of our residential mortgage business.

Numerous federal and state governmental, legislative and regulatory authorities are investigating practices in the business of mortgage and home equity lending and servicing and in the mortgage-related insurance and reinsurance industries. We could face the risk of class actions, other litigation and claims from: the owners of or purchasers of such loans originated or serviced by us, homeowners involved in foreclosure proceedings or various mortgage-related insurance programs, downstream purchasers of homes sold after foreclosure, title insurers, and other potential claimants. Included among these claims are claims from purchasers of mortgage and home equity loans seeking the repurchase of loans where the loans allegedly breached origination covenants, representations, and warranties made to the purchasers in the purchase and sale agreements. The CFPB has issued new rules for mortgage origination and mortgage servicing. Both the origination and servicing rules create new private rights of action for consumers against lenders and servicers in the event of certain violations.

We may be required to repurchase loans we have sold or indemnify loan purchasers under the terms of the sale agreements, which could adversely affect our liquidity, results of operations and financial statements.

When State Bank sells a mortgage loan, it agrees to repurchase or substitute a mortgage loan if it is later found to have breached any representation or warranty State Bank made about the loan or if the borrower is later found to have committed fraud in connection with the origination of the loan. While we have underwriting policies and procedures designed to avoid breaches of representations and warranties as well as borrower fraud, there can be no assurance that no breach or fraud will ever occur. Required repurchases, substitutions or indemnifications could have an adverse impact on our liquidity, results of operations and financial statements.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties.

The Company’s principal executive offices are located at 401 Clinton Street, Defiance, Ohio. State Bank owns this facility, with a portion of the facility utilized as a retail-banking center. In addition, State Bank owns the land and buildings occupied by nineteen of its banking centers and leases one other property used as a banking center. The Company also occupies office space from various parties for loan production and other business purposes on varying lease terms. There is no outstanding mortgage debt on any of the properties, which are owned by State Bank.

Listed below are the banking centers, loan production offices and service facilities of the Company and their addresses, all of which are located in Allen, Defiance, Fulton, Franklin, Hancock, Lucas, Paulding, Seneca, Williams and Wood counties of Ohio, Allen, Kosciusko, and Steuben counties of Indiana and Ingham and Monroe counties of Michigan:

Description/Address		Leased/ Owned	Deposits 12/31/16

Main Banking Center & Corporate Office
401	Clinton Street, Defiance, OH	Owned	$199,262

Banking Centers/Drive-Thru's
1419	West High Street, Bryan, OH	Owned	38,505
1232	Main Street, Bowling Green, OH	Owned	N/A
510	Third Street, Defiance, OH (Drive-thru)	Owned	N/A
1600	North Clinton Street, Defiance, OH	Leased	32,606
312	Main Street, Delta, OH	Owned	14,039
4080	West Dublin Granville Road, Dublin, OH	Owned	28,832
211	East Lincoln Street, Findlay, OH	Owned	9,716
12832	Coldwater Road, Fort Wayne, IN	Owned	17,273
235	Main Street, Luckey, OH	Owned	44,652
133	East Morenci Street, Lyons, OH	Owned	20,852
930	West Market Street, Lima, OH	Owned	30,651
1201	East Main Street, Montpelier, OH	Owned	37,695
218	North First Street, Oakwood, OH	Owned	20,630
220	North Main Street, Paulding, OH	Owned	44,512
610	East South Boundary Street, Perrysburg, OH	Owned	13,583
119	South State Street, Pioneer, OH	Owned	29,290
6401	Monroe Street, Sylvania, OH	Owned	35,612
311	Main Street, Walbridge, OH	Owned	27,953
515	Parkview, Wauseon, OH	Owned	27,410

Loan Production Offices
908	North Wayne Street, Suite A, Angola, IN	Leased	N/A
68	North High Street, Bldg. E, Ste. 105, New Albany, OH	Leased	N/A
206	South Washington Street, Tiffin, OH	Leased	N/A
8194	Secor Road, Lambertville, MI	Leased	N/A
1934	East Center Street Ste. C Warsaw, IN	Leased	N/A
1900	Monroe St. Toledo, OH	Leased	N/A

Service Facilities (RDSI/DCM/SBT)
112	East Jackson Street, West Unity, OH	Owned	N/A
104	Depot Street, Archbold, OH	Leased	N/A
105	East Holland Street, Archbold, OH	Leased	N/A
3125	Pine Tree Road, Suite 3D, Lansing, MI	Leased	N/A

Total Deposits			$673,073

The Company’s subsidiaries have several noncancellable leases for business use that expire over the next ten years. Aggregate rental expense for these leases was $0.15 and $0.14 million for the years ended December 31, 2016, and 2015, respectively. Future minimum lease payments under operating leases are:

($ in thousands)
2017	$132
2018	99
2019	82
2020	82
2021	82
Thereafter	77

Total Lease Payments	$554

Item 3. Legal Proceedings.

In the ordinary course of our business, the Company and its subsidiaries are parties to various legal actions, which we believe, are incidental to the operation of our business. Although the ultimate outcome and amount of liability, if any, with respect to these legal actions cannot presently be ascertained with certainty, in the opinion of management, based upon information currently available to us, any resulting liability is not likely to have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

Item 4. Mine Safety Disclosures.

Not Applicable

Supplemental Item: Executive Officers of the Registrant

The following table lists the names and ages of the executive officers of the Company as of February 23, 2017, the positions presently held by each executive officer and the business experience of each executive officer during the past five years. Unless otherwise indicated, each person has held his principal occupation(s) for more than five years.

Name	Age	Position(s) Held with the Company and its Subsidiaries and Principal Occupation(s)
Mark A. Klein	62	Chairman of the Company since April 2015; Director of the Company since February 2010; President and Chief Executive Officer of the Company since January 2010 and of The State Bank since January 2006; Director of State Bank since 2006; President of RDSI since October 2011; Member of State Bank Investment Committee since March 2007.

Anthony V. Cosentino	55	Executive Vice President and Chief Financial Officer of the Company and State Bank since March 2010; Chief Financial Officer of RDSI since October 2011; Member of State Bank Investment Committee since June 2010.
Jonathan R. Gathman	43	Executive Vice President and Senior Lending Officer of the Company since October 2005; Senior Vice President and Commercial Lending Manager from June 2005 through October 2005; Vice President and Commercial Lender from February 2003 through June 2005. Began working for State Bank in May 1996.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common shares are traded on the NASDAQ Capital Market under the symbol “SBFG” and there were 4,844,079 shares outstanding as of December 31, 2016. These common shares were held by approximately 1,400 record holders. Our depositary shares, representing a 1/100th interest in our preferred shares, Series A, are traded on the NASDAQ Capital Market under the symbol ”SBFGP” and there were 1,500,000 depositary shares outstanding as of December 31, 2016. On or after the fifth anniversary of the issue date of the Series A Preferred Shares (December 23, 2019), the Company may require all holders of Series A Preferred Shares (and, therefore, depositary shares) to convert their shares into common shares of the Company provided the Company’s common share price exceeds 120 percent of $10.34 (or $12.41). At December 31, 2016, the aggregate number of common shares issuable upon the conversion of outstanding Series A Preferred Shares (and, therefore, depositary shares) was 1,456,442.

The following table presents quarterly market price information and cash dividends paid per share for our common shares for 2016 and 2015:

	Year Ending

	December 31, 2016			December 31, 2015

Quarter ended:	High	Low	Dividend	High	Low	Dividend

March 31	$11.20	$9.74	$0.055	$11.25	$9.18	$0.045
June 30	11.26	10.15	0.060	11.87	10.40	0.050
September 30	13.04	10.64	0.060	11.45	9.51	0.050
December 31	18.44	12.35	0.065	11.75	9.95	0.055

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

	Period Ending
Index	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16
SB Financial Group, Inc.	100.00	247.53	303.91	369.42	446.12	656.70
NASDAQ Composite	100.00	117.45	164.57	188.84	201.98	219.89
NASDAQ Bank	100.00	118.69	168.21	176.48	192.08	265.02
SNL U.S. Bank NASDAQ	100.00	119.19	171.31	177.42	191.53	265.56

Source : SNL Financial LC, Charlottesville, VA
© 2017
www.snl.com

The following table provides information regarding SB Financial’s purchases of its common shares during the period ended 2016 and 2015: The Company has approximately 112,000 shares remaining under its existing approved buyback program, which is authorized through May 18, 2017.

Period	Total Number of Shares Purchased	Average Price Paid per Share
2016	87,365	$12.24

2015	186	$10.90

Item 6. Selected Financial Data

Financial Highlights
Year Ended December 31

($ in thousands except per share data)
EARNINGS	2016	2015	2014	2013	2012

Interest income	$29,051	$25,927	$24,408	$24,848	$26,122
Interest expense	3,198	2,584	3,480	4,035	5,390
Net interest income	25,853	23,343	20,928	20,813	20,732
Provision for loan losses	750	1,100	450	900	1,350
Noninterest income	17,889	15,707	12,827	14,046	14,845
Noninterest expense	30,091	26,927	25,957	26,511	27,484
Provision for income taxes	4,117	3,404	2,085	2,243	1,929
Net income	8,784	7,619	5,263	5,205	4,814
Preferred stock dividends	975	956	-	-	-
Net income available to common	7,809	6,663	5,263	5,205	4,814

PER SHARE DATA
Basic earnings	$1.60	$1.36	$1.08	$1.07	$0.99
Diluted earnings	1.38	1.19	1.07	1.07	0.99
Cash dividends declared	0.24	0.20	0.16	0.12	-
Total equity per share	13.75	12.81	11.96	11.55	10.96
Total tangible equity per share	11.59	10.39	9.24	8.06	7.35

AVERAGE BALANCES
Average total assets	$789,045	$719,586	$672,277	$639,920	$638,035
Average equity	84,540	78,618	60,186	54,700	50,300

RATIOS
Return on average total assets	1.11%	1.06%	0.78%	0.81%	0.75%
Return on average equity	10.39	9.69	8.74	9.52	9.57
Cash dividend payout ratio*	15.11	14.75	14.81	11.21	-
Average equity to average assets	10.71	10.93	8.95	8.55	7.88

PERIOD END TOTALS
Total assets	$816,005	$733,071	$684,228	$631,754	$638,234
Total investments; fed funds sold	90,128	89,789	85,240	89,793	98,702
Total loans and leases	644,433	557,659	516,336	477,303	463,389
Loans held for sale	4,434	7,516	5,168	3,366	6,147
Allowance for loan losses	7,725	6,990	6,771	6,964	6,811
Total deposits	673,073	586,453	550,906	518,234	527,001
Notes payable	-	-	-	589	1,702
Advances from FHLB	26,500	35,000	30,000	16,000	21,000
Trust preferred securities	10,310	10,310	10,310	20,620	20,620
Total equity	86,548	81,241	75,683	56,269	53,284

*Cash dividends divided by net income available to common

Quarterly Financial Information (unaudited)
Year ended December 31

($ in thousands except per share data)

2016	December	September	June	March

Interest income	$7,512	$7,499	$7,213	$6,827
Interest expense	865	828	790	715
Net interest income	6,647	6,671	6,423	6,112
Provision for loan losses	500	-	-	250
Non-interest income	5,128	5,015	4,307	3,439
Non-interest expense	7,859	7,930	7,407	6,895
Income tax expense	1,099	1,209	1,058	751
Net income	$2,317	$2,547	$2,265	$1,655

Preferred share dividend	243	244	244	244

Net income available to common	$2,074	$2,303	$2,021	$1,411

Basic earnings per share	$0.43	$0.47	$0.41	$0.29
Diluted earnings per share	0.37	0.40	0.35	0.26
Dividends per share	0.065	0.060	0.060	0.055

2015	December	September	June	March

Interest income	$6,622	$6,717	$6,414	$6,174
Interest expense	646	644	651	643
Net interest income	5,976	6,073	5,763	5,531
Provision for loan losses	150	100	500	350
Non-interest income	3,716	3,952	4,443	3,596
Non-interest expense	6,839	6,626	6,818	6,644
Income tax expense	835	1,035	897	637
Net income	$1,868	$2,264	$1,991	$1,496

Preferred share dividend	244	244	244	225

Net income available to common	$1,624	$2,020	$1,747	$1,271

Basic earnings per share	$0.33	$0.41	$0.36	$0.26
Diluted earnings per share	0.29	0.35	0.31	0.23
Dividends per share	0.055	0.050	0.050	0.045

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

SB Financial Group, Inc. (“SB Financial” or the “Company”), is a bank holding company registered with the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended. Through its direct and indirect subsidiaries, SB Financial is engaged in commercial and retail banking, trust and private client financial services and computerized item and statement processing.

The following discussion provides a review of the consolidated financial condition and results of operations of SB Financial and its subsidiaries (collectively, the “Company”). This discussion should be read in conjunction with the Company’s consolidated financial statements and related footnotes as of and for the years ended December 31, 2016 and 2015.

Strategic Discussion

The focus and strategic goal of the Company is to grow into and remain a top decile (>90th percentile) independent financial services company. We intend to achieve and maintain that goal by executing our five key initiatives.

Increase profitability through ongoing diversification of revenue streams: For the twelve months ended December 31, 2016, the Company generated $17.9 million in revenue from “fee based” products, or 40.9 percent of total operating revenue. These revenue sources include fees generated from saleable residential mortgage loans, retail deposit products, wealth management division, saleable business-based loans (small business and farm service) and fees generated by our wholly-owned item processing subsidiary.

Strengthen our penetration in all markets served: Over our 114-year history of continuous operation in Northwest Ohio, we have established a significant presence in our traditional markets in Defiance, Fulton, Paulding and Williams counties in Ohio. In our newer markets of Columbus, Findlay, Toledo (Ohio) and Ft. Wayne (Indiana), our current market penetration is minimal but we believe our potential for growth is significant. During 2015, we expanded our presence into Columbus (Dublin), Ohio and Findlay, Ohio with new banking center openings.

Expand product utilization by new and existing customers: As of December 31, 2016, we served 27,368 households and provided 80,573 products and services to these households. Our strategy is to continue to expand the scope of our relationship with each household via our dynamic “on-boarding” process. Proactively identifying client needs is a key ingredient of our value proposition.

Deliver gains in operational excellence: Our management team believes that becoming and remaining a high-performance financial services company will depend upon seamlessly and consistently delivering operational excellence, as demonstrated by the Company’s leadership in the origination and servicing of residential mortgage loans. As of December 31, 2016, the Company serviced 6,414 loans with a principal balance of $899.7 million.

Sustain asset quality: As of December 31, 2016, the Company was ranked in the top quartile of our peer group in asset quality metrics. Specifically, total non-performing assets were $5.3 million, or 0.65 percent of total assets. Total delinquent loans at December 31, 2016 were 0.34 percent of total loans.

Critical Accounting Policies

The accounting and reporting policies of SB Financial are in accordance with generally accepted accounting principles in the United States and conform to general practices within the banking industry. The Company’s significant accounting policies are described in detail in the notes to the Company’s consolidated financial statements for the years ended December 31, 2016 and 2015. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. The Company’s financial position and results of operations can be affected by these estimates and assumptions and are integral to the understanding of reported results. Critical accounting policies are those policies that management believes are the most important to the portrayal of the Company’s financial condition and results, and they require management to make estimates that are difficult, subjective or complex.

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

Earnings Summary

Net income for 2016 was $8.8 million, and net income available to common shareholders was $7.8 million or $1.38 per diluted share, compared with net income of $7.6 million and net income available to common of $6.7 million, or $1.19 per diluted share, for 2015. State Bank reported net income for 2016 of $9.7 million, which was up from the $8.4 million in net income in 2015. RDSI reported a net loss for 2016 of $77 thousand, compared to a net loss of $3 thousand reported for 2015.

Positive results for 2016 included loan growth of $86.8 million, and deposit growth of $86.6 million. The mortgage banking business line continues to grow, with residential real estate loan production of $382.8 million for the year, resulting in $8.2 million of revenue from gains on sale. The level of mortgage origination was up from the $322.7 million in 2015. The Company’s loans serviced for others ended the year at $899.7 million, up from $772.5 million at December 31, 2015.

Operating revenue was up compared to the prior year by $4.6 million, or 12.0 percent, due to higher mortgage volume, SBA gains and $82.9 million in balance sheet loan growth. Net interest margin for 2016 was 3.75 percent, down 3 basis point from 2015.

Operating expense was up compared to the prior year by $3.2 million, or 11.8 percent, due to higher mortgage volumes, fringe benefit cost increases and higher staffing levels. Net charge-offs for 2016 of $15 thousand resulted in a loan loss provision of $0.8 million, which was down from the $0.9 million and $1.1 million respectively in 2015.

Changes in Financial Condition

Total assets at December 31, 2016, were $816.0 million, compared to $733.1 million at December 31, 2015. Loans (excluding loans held for sale) were $644.4 million at December 31, 2016, compared to $557.7 million at December 31, 2015. Total deposits were $673.1 million at December 31, 2016, compared to $586.4 million at December 31, 2015.

Total equity was $86.5 million at December 31, 2016, up from $81.2 million at December 31, 2015. The $5.3 million increase in equity, which reflected a 6.5 percent increase over 2015, was a result of net income less common and preferred dividends of $2.2 million.

Results of Operations

	Year Ended December 31,
($ in thousands except per share data)	2016	2015	% Change

Total assets	$816,005	$733,071	11.3%
Total investments	90,128	89,789	0.4%
Loans held for sale	4,434	7,516	-41.0%
Loans, net of unearned income	644,433	557,659	15.6%
Allowance for loan losses	7,725	6,990	10.5%
Total deposits	673,073	586,453	14.8%

Total operating revenue	$43,742	$39,050	12.0%
Net interest income	25,853	23,343	10.8%
Loan loss provision	750	1,100	-31.8%
Non-interest income	17,889	15,707	13.9%
Non-interest expense	30,091	26,927	11.8%
Net income	8,784	7,619	15.3%
Net income available to common shareholders	7,809	6,663	17.2%
Diluted earnings per share	1.38	1.19	16.1%

Net Interest Income	Year Ended December 31,
($ in thousands)	2016	2015	% Change
Net interest income	$25,853	$23,343	10.8%

Net interest income was $25.9 million for 2016 compared to $23.3 million for 2015, an increase of $2.5 million or 10.8 percent. Average earning assets increased to $698.5 million in 2016, compared to $628.0 million in 2015, an increase of $70.5 million or 11.2 percent due to loan volume. The consolidated 2016 full-year net interest margin decreased 3 basis points to 3.75 percent compared to 3.78 percent for the full year of 2015.

Provision for Loan Losses of $0.75 million was taken in 2016 compared to $1.1 million taken for 2015. The $0.35 million decrease was due to the lower level of charge-offs and the improvement in the Company’s non-performing asset levels. For 2016, net charge-offs totaled $15 thousand, or essentially 0.00 percent of average loans. This charge-off level was higher than 2015, in which net charge-offs were $0.9 million or 0.17 percent of average loans.

Non-interest Income	Year Ended December 31,
($ in thousands)	2016	2015	% Change

Wealth management fees	$2,628	$2,606	0.8%
Customer service fees	2,705	2,779	-2.7%
Gains on sale of mtg. loans & OMSR's	8,172	6,264	30.5%
Mortgage loan servicing fees, net	810	1,025	-21.0%
Gains on sale of non-mortgage loans	979	947	3.4%
Data service fees	917	1,190	-22.9%
Gains on sale of securities	262	-	100.0%
Other	1,416	896	58.0%

Total non-interest income	$17,889	$15,707	13.9%

Total non-interest income was $17.9 million for 2016 compared to $15.7 million for 2015, representing a $2.2 million, or 13.9 percent increase year-over-year. This increase was driven by a 30 percent increase in gains on sale of residential real estate loans and gains on securities sales and higher commercial fee income. The Company sold $337.4 million of originated mortgages into the secondary market, which allowed our serviced loan portfolio to grow to $899.7 million at December 31, 2016 from $772.5 million at December 31, 2015. Higher amortization of the servicing rights led to the 21 percent decline in mortgage loan serving income. Data servicing fees from RDSI continued to decline, and were down 22.9 percent in 2016, due to lower check processing volume and client losses. Other income increased due to gains on sales of securities and swap income.

Non-interest Expense	Year Ended December 31,
($ in thousands)	2016	2015	% Change

Salaries & employee benefits	17,421	14,917	16.8%
Professional fees	1,426	1,663	-14.3%
Occupancy & equipment expense	4,763	4,166	14.3%
Marketing expense	647	594	8.9%
All other	5,834	5,587	4.4%

Total non-interest expense	$30,091	$26,927	11.8%

Total non-interest expense was $30.1 million for 2016 compared to $26.9 million for 2015, representing a $3.2 million, or 11.8 percent increase year-over-year. Total full-time equivalent employees (FTE) ended 2016 at 227, which was up 13 from year-end 2015.

Salaries and benefits were driven by higher personnel and incentive costs from mortgage and SBA loan sales. Occupancy costs were higher as a result of the full year utilization of our Dublin and Findlay locations. Our professional fees were down due to lower legal expenses as OREO balances were down year-over-year.

($ in thousands)	Year Ended December 31,
Total Loans	2016	2015	% Change

Commercial	$109,087	$86,586	26.0%
Commercial real estate	284,084	242,208	17.3%
Agricultural	52,475	43,835	19.7%
Residential real estate	142,452	130,806	8.9%
Consumer & Other	56,335	54,224	3.9%
Total loans, net of unearned income	$644,433	$557,659	15.6%

Total loans, held for sale	$4,434	$7,516	-41.0%

Total Deposits	2016	2015	% Change

Non interest bearing demand	$125,189	$113,113	10.7%
Interest bearing demand	131,598	126,443	4.1%
Savings & money market	218,570	187,859	16.3%
Time deposits	197,716	159,038	24.3%

Total deposits	$673,073	$586,453	14.8%

Loans increased $86.8 million, or 15.6 percent, to $644.4 million at December 31, 2016. The largest component of this increase was in commercial real estate loans which rose $41.9 million followed by commercial (C&I) and residential real estate which rose $22.5 million and $11.6 million, respectively.

Deposits increased $86.6 million, or 14.8 percent, to $673.1 million at December 31, 2016. Deposit growth for the year included $12.1 million in non-interest demand deposits and $30.7 million in savings and money market deposits.

Non-performing assets consisting of loans and OREO (Other Real Estate Owned) and accruing TDRs totaled $5.3 million, or 0.65 percent of total assets at December 31, 2016, a decrease of $3.1 million or 36.9 percent from 2015. Net charge-offs were also down during 2016 at $15 thousand, which was a $0.9 million decrease compared to 2015. The Company’s loan loss allowance at December 31, 2016, now covers non-performing loans at 179 percent, up from 86 percent at December 31, 2015.

Stockholders’ equity at December 31, 2016, was $86.5 million or 10.6 percent of total assets compared to $81.2 million or 11.1 percent of total assets at December 31, 2015.

Regulatory capital reporting is required for State Bank only, as the Company is now exempt from quarterly regulatory capital level measurement. As of December 31, 2016, State Bank met all requirements for well-capitalized (See Note 13 to the Consolidated Financial Statements).

Goodwill, Intangibles and Capital Purchases: The Company completed its most recent annual goodwill impairment test as of December 31, 2016. At December 31, 2016, the Company’s reporting unit had positive equity and the Company elected to perform a qualitative assessment to determine if it was more likely than not that the fair value of the reporting unit exceeded its carrying value, including goodwill. The qualitative assessment indicated that it was more likely than not that the fair value of the reporting unit exceeded its carrying value, resulting in no impairment. RDSI has no remaining goodwill.

Management plans to purchase additional premises and equipment to meet the current and future needs of the Company’s customers. These purchases will include buildings, leasehold improvements, furniture and equipment. Management expects that cash on hand and cash generated from current operations will fund these capital expenditures and purchases.

Liquidity

Liquidity relates primarily to the Company’s ability to fund loan demand, meet deposit customers’ withdrawal requirements and provide for operating expenses. Sources used to satisfy these needs consist of cash and due from banks, interest bearing deposits in other financial institutions, securities available for sale, loans held for sale and borrowings from various sources. The assets, excluding the borrowings, are commonly referred to as liquid assets. Liquid assets were $111.6 million at December 31, 2016, compared to $117.8 million at December 31, 2015.

The Company’s commercial real estate, first mortgage residential, agricultural and multi-family mortgage portfolio of $479.0 million at December 31, 2016, can and is readily used to collateralize borrowings, which is an additional source of liquidity. Management believes the Company’s current liquidity level, without these borrowings, is sufficient to meet its current and anticipated liquidity needs. At December 31, 2016, all eligible commercial real estate, residential first, multi-family mortgage and agricultural loans were pledged under a Federal Home Loan Bank (FHLB) blanket lien.

Significant additional off-balance-sheet liquidity is available in the form of FHLB advances, unused federal funds lines from correspondent banks and the national certificate of deposit market. Management expects the risk of changes in off-balance-sheet arrangements to be immaterial to earnings. Based on the current collateralization requirements of the FHLB, approximately $48.0 million of additional borrowing capacity existed at December 31, 2016.

At December 31, 2016 and 2015, the Company had $23.0 and $15.0 million in federal funds lines available, respectively. The Company also had $31.1 million in unpledged securities at December 31, 2016 available for additional borrowings.

The cash flow statements for the periods presented provide an indication of the Company’s sources and uses of cash as well as an indication of the ability of the Company to maintain an adequate level of liquidity. A discussion of the cash flow statements for 2016 and 2015 follows:

The Company experienced positive cash flows from operating activities in 2016 and 2015. Net cash from operating activities was $14.3 million and $8.6 million for the years ended December 31, 2016 and 2015, respectively. Significant operating items for 2016 included gain on sale of loans of $9.2 million and net income of $8.8 million. Net proceeds from sales of loans held for sale and loans originated and held for sale were a positive $17.2 million.

The Company experienced negative cash flows from investing activities in 2016 and 2015. Net cash used in investing activities was $91.0 million and $54.7 million for the years ended December 31, 2016 and 2015, respectively. The changes for 2016 include the purchase of available-for-sale securities of $22.6 million, and net increase in loans of $88.0 million. The changes for 2015 include the purchase of available-for-sale securities of $26.3 million and net increase in loans of $42.3 million. The Company had proceeds from repayments, maturities, sales and calls of securities of $17.5 million and $20.3 million in 2016 and 2015, respectively. The Company had proceeds from sales of premises and foreclosed assets of $0.8 million in both 2016 and 2015.

The Company experienced positive cash flows from financing activities in 2016 and 2015. Net cash from financing activities was $73.3 million in 2016 and $38.3 million in 2015. Positive $86.6 million and $35.5 million is attributable to the change in deposits for 2016 and 2015, respectively.

The Company uses an economic value of equity (“EVE”) analysis to measure risk in the balance sheet incorporating all cash flows over the estimated remaining life of all balance sheet positions. The EVE analysis calculates the net present value of the Company’s assets and liabilities in rate shock environments that range from -400 basis points to +400 basis points. The likelihood of a decrease in rates is remote given the current interest rate environment and therefore, only the minus 100 basis point rate change was included for 2016 and 2015. The results of this analysis is reflected in the following table.

December 31, 2016 Economic Value of Equity ($’s in thousands)
Change in Rates	$ Amount	$ Change	% Change
+400 basis points	$169,809	$26,322	18.34%
+300 basis points	164,815	21,328	14.86%
+200 basis points	159,285	15,798	11.01%
+100 basis points	152,119	8,632	6.02%
Base Case	143,487	-	-
-100 basis points	134,175	(9,312)	(6.49%)

December 31, 2015 Economic Value of Equity ($’s in thousands)
Change in Rates	$ Amount	$ Change	% Change
+400 basis points	$137,575	$16,287	13.43%
+300 basis points	135,269	13,981	11.53%
+200 basis points	131,535	10,247	8.45%
+100 basis points	127,022	5,734	4.73%
Base Case	121,288	-	-
-100 basis points	114,630	(6,657)	(5.49%)

Tabular Disclosure of Contractual Obligations

The following table details the Company’s contractual obligations as of December 31, 2016, which were comprised of long-term debt obligations, other debt obligations, operating lease obligations and other long-term liabilities. Long-term debt obligations are comprised of FHLB Advances of $26.5 million. Other debt obligations are comprised of Trust Preferred securities of $10.3 million. The Other long-term liabilities include time deposits of $197.7 million.

	Payment due by period
($ in thousands)		Less than	1 - 3	3 - 5	More than
Contractual Obligations	Total	1 year	years	years	5 years

Long-term Debt Obligations	$26,500	$13,000	$13,500	$-	$-

Other Debt Obligations	10,310				10,310

Operating Lease Obligations	554	132	181	164	77

Other Long-Term Liabilities
Reflected on the Registrant's
Balance Sheet under GAAP	197,716	93,693	77,938	25,484	601

Total	$235,080	$106,825	$91,619	$25,648	$10,988

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

There are several ways an institution can manage interest rate risk including: 1) matching repricing periods for new assets and liabilities, for example, by shortening or lengthening terms of new loans, investments, or liabilities; 2) selling existing assets or repaying certain liabilities; and 3) hedging existing assets, liabilities, or anticipated transactions. An institution might also invest in more complex financial instruments intended to hedge or otherwise change interest rate risk. Interest rate swaps, futures contracts, options on futures contracts, and other such derivative financial instruments can be used for this purpose. Because these instruments are sensitive to interest rate changes, they require management’s expertise to be effective. The Company has not purchased derivative financial instruments in the past, but during 2016 and 2015 the Company entered into interest rate swap agreements as an accommodation to certain loan customers (see Note 6 to the Consolidated Financial Statements). The Company may purchase such instruments in the future if market conditions are favorable.

The following table details quantitative disclosures of market risk and provides information about the Company’s financial instruments used for purposes other than trading that are sensitive to changes in interest rates as of December 31, 2016. The table does not present when these items may actually reprice. For loans receivable, securities, and liabilities with contractual maturities, the table presents principal cash flows and related weighted-average interest rates by contractual maturities as well as the historical impact of interest rate fluctuations on the prepayment of loans and mortgage backed securities. For core deposits (demand deposits, interest-bearing checking, savings, and money market deposits) that have no contractual maturity, the table presents principal cash flows and applicable related weighted-average interest rates based upon the Company’s historical experience, management’s judgment and statistical analysis, as applicable, concerning their most likely withdrawal behaviors. The current historical interest rates for core deposits have been assumed to apply for future periods in this table as the actual interest rates that will need to be paid to maintain these deposits are not currently known. Weighted average variable rates are based upon contractual rates existing at the reporting date.

Principal/Notional Amount Maturing or Assumed to be Withdrawn in:

($ in thousands)	2017	2018	2019	2020	2021	Thereafter	Total
Rate Sensitive Assets
Variable Rate Loans	$67,545	$27,025	$16,091	$8,250	$5,830	$43,109	$167,850
Average interest rate	4.08%	3.87%	3.65%	3.84%	3.73%	3.88%	3.93%
Adjustable Rate Loans	$32,905	$20,964	$19,495	$19,559	$19,159	$177,528	$289,610
Average interest rate	4.06%	4.41%	4.20%	4.20%	4.23%	4.14%	4.16%
Fixed Rate Loans	$32,644	$24,423	$20,605	$22,967	$13,507	$77,262	$191,407
Average interest rate	4.05%	4.22%	4.29%	4.16%	4.31%	4.19%	4.18%
Total Loans	$133,094	$72,412	$56,190	$50,776	$38,496	$297,899	$648,867
Average interest rate	4.06%	4.15%	4.08%	4.12%	4.18%	4.11%	4.11%
Fixed rate investment securities	$18,792	$12,749	$14,827	$14,222	$4,147	$20,825	$85,562
Average interest rate	0.96%	1.93%	2.06%	1.70%	1.95%	2.58%	1.86%
Variable rate investment securities	$930	$919	$551	$285	$234	$5,396	$8,315
Average interest rate	2.50%	2.52%	2.57%	2.24%	2.14%	2.15%	2.26%
Fed Funds Sold & Other	$-	$-	$-	$-	$-	$-	$-
Average interest rate	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Total Rate Sensitive Assets	$152,816	$86,080	$71,568	$65,283	$42,877	$324,119	$742,743
Average interest rate	3.67%	3.80%	3.65%	3.59%	3.96%	3.98%	3.83%

Rate Sensitive Liabilities
Demand - Non Interest Bearing	$17,669	$15,176	$13,034	$11,194	$9,616	$58,500	$125,189
Demand - Interest Bearing	$15,657	$13,794	$12,152	$10,705	$9,433	$69,857	$131,598
Average interest rate	0.05%	0.05%	0.05%	0.05%	0.05%	0.05%	0.05%
Money Market Accounts	$15,416	$13,485	$11,795	$10,314	$9,022	$62,944	$122,976
Average interest rate	0.34%	0.34%	0.34%	0.34%	0.34%	0.34%	0.34%
Savings	$32,257	$8,213	$7,148	$6,220	$5,413	$36,343	$95,594
Average interest rate	0.15%	0.15%	0.15%	0.15%	0.15%	0.15%	0.15%
Certificates of Deposit	$94,698	$33,639	$43,293	$13,426	$12,060	$599	$197,715
Average interest rate	0.85%	1.14%	1.55%	1.57%	1.51%	2.89%	1.15%
Fixed rate FHLB Advances	$13,000	$7,000	$6,500	$-	$-	$-	$26,500
Average interest rate	0.97%	1.53%	2.36%	0.00%	0.00%	0.00%	1.46%
Variable rate FHLB Advances	$-	$-	$-	$-	$-	$-	$-
Average interest rate	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Fixed rate Notes Payable	$-	$-	$-	$-	$-	$-	$-
Average interest rate	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Variable rate Notes Payable	$-	$-	$-	$-	$-	$10,310	$10,310
Average interest rate	0.00%	0.00%	0.00%	0.00%	0.00%	2.76%	2.76%
Fed Funds Purchased, Repos & Other	$10,532	$-	$-	$-	$-	$-	$10,532
Average interest rate	0.09%	0.00%	0.00%	0.00%	0.00%	0.00%	0.09%
Total Rate Sensitive Liabilities	$199,229	$91,307	$93,922	$51,859	$45,544	$238,554	$720,415
Average interest rate	0.53%	0.61%	0.94%	0.50%	0.49%	0.25%	0.50%

Principal/Notional Amount Maturing or Assumed to be Withdrawn in:

Comparison of 2016 to 2015	First	Years
($ in thousands)	Year	2 - 5	Thereafter	Total
Total Rate Sensitive Assets:
December 31, 2016	$152,816	$265,808	$324,119	$742,743
December 31, 2015	135,735	234,174	288,803	658,712
Increase (decrease)	$17,081	$31,634	$35,316	$84,031

Total Rate Sensitive Liabilities:
December 31, 2016	$199,229	$282,632	$238,554	$720,415
December 31, 2015	171,505	254,349	218,316	644,170
Increase (decrease)	$27,724	$28,283	$20,238	$76,245

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

SB Financial Group, Inc.

Consolidated Balance Sheets
December 31

ASSETS
($ in thousands)	2016	2015

Cash and due from banks	$17,012	$20,459
Available-for-sale securities	90,128	89,789
Loans held for sale	4,434	7,516
Loans, net of unearned income	644,433	557,659
Allowance for loan losses	(7,725)	(6,990)
Premises and equipment, net	19,129	19,010
Federal Reserve and Federal Home Loan Bank Stock, at cost	3,748	3,748
Foreclosed assets held for sale, net	994	286
Interest receivable	1,512	1,260
Goodwill & other intangibles	16,422	16,435
Cash value of life insurance	13,725	13,437
Mortgage servicing rights	8,422	7,152
Other assets	3,771	3,310

Total assets	$816,005	$733,071

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
Deposits
Non interest bearing demand	$125,189	$113,113
Interest bearing demand	131,598	126,443
Savings	95,594	83,447
Money market	122,976	104,412
Time deposits	197,716	159,038
Total deposits	673,073	586,453

Repurchase agreements	10,532	12,406
Federal Home Loan Bank advances	26,500	35,000
Trust preferred securities	10,310	10,310
Interest payable	408	264
Other liabilities	8,634	7,397
Total liabilities	729,457	651,830

Commitments & Contingent Liabilities

Stockholders' Equity
Preferred Stock, no par value;authorized 200,000 shares; 15,000 shares issued	13,983	13,983
Common stock, no par value; authorized 10,000,000 shares; 5,027,433 shares issued	12,569	12,569
Additional paid-in capital	15,362	15,438
Retained earnings	46,688	40,059
Accumulated other comprehensive income	51	650
Treasury stock, at cost; 2016 - 183,354 common shares, 2015 - 136,547 common shares)	(2,105)	(1,458)
Total stockholders' equity	86,548	81,241
Total liabilities and stockholders' equity	$816,005	$733,071

See Notes to Consolidated Financial Statements

SB Financial Group, Inc.

Consolidated Statements of Income

Years Ended December 31

($ in thousands - except per share data)	2016	2015
Interest Income
Loans
Taxable	$26,846	$23,692
Tax-exempt	75	35
Securities
Taxable	1,536	1,506
Tax-exempt	594	694
Total interest income	29,051	25,927

Interest Expense
Deposits	2,578	1,979
Repurchase agreements & Other	16	17
Federal Home Loan Bank advances	352	375
Trust preferred securities	252	213
Total interest expense	3,198	2,584

Net Interest Income	25,853	23,343
Provision for loan losses	750	1,100
Net interest income after provision for loan losses	25,103	22,243

Non-interest Income
Wealth management fees	2,628	2,606
Customer service fees	2,705	2,779
Gain on sale of mortgage loans & OMSR's	8,172	6,264
Mortgage loan servicing fees, net	810	1,025
Gain on sale of non-mortgage loans	979	947
Data service fees	917	1,190
Net gain on sales of securities	262	-
Gain on sale of assets	177	18
Other	1,239	878
Total non-interest income	$17,889	$15,707

Non-interest Expense
Salaries and employee benefits	$17,421	$14,917
Net occupancy expense	2,145	1,943
Equipment expense	2,618	2,223
Data processing fees	1,380	1,060
Professional fees	1,426	1,663
Marketing expense	647	594
Telephone and communications	413	387
Postage and delivery expense	661	801
Employee expense	545	543
Other expenses	2,835	2,796
Total non-interest expense	30,091	26,927

Income Before Income Tax	12,901	11,023

Provision for Income Taxes	4,117	3,404

Net Income	$8,784	$7,619

Preferred Stock Dividends	975	956

Net Income available to Common Shareholders	$7,809	$6,663

Basic Earnings Per Share	$1.60	$1.36

Diluted Earnings Per Share	$1.38	$1.19

See Notes to Consolidated Financial Statements

Consolidated Statements of Comprehensive Income
Years Ended December 31

($'s in thousands)	2016	2015

Net income	$8,784	$7,619
Other comprehensive income (loss):
Available-for-sale investment securities:
Gross unrealized holding loss arising in the period	(1,170)	(406)
Related tax expense	398	138
Less: reclassification adjustment for gain realized in income	262	-
Related tax benefit	(89)	-
Net effect on other comprehensive loss	(599)	(268)
Total comprehensive income	$8,185	$7,351

See Notes to Consolidated Financial Statements

Consolidated Statements of Stockholders’ Equity

Years Ended December 31

	Preferred	Common	Additional Paid-in	Retained	Accumulated Other Comprehensive	Treasury
($'s in thousands - except per share data)	Stock	Stock	Capital	Earnings	Income (Loss)	Stock	Total

Balance, January 1, 2016	$13,983	$12,569	$15,438	$40,059	$650	$(1,458)	$81,241
Net income				8,784			8,784
Other comprehensive loss					(599)		(599)
Dividends on common, $0.24 per share				(1,180)			(1,180)
Dividends on preferred, $0.65 per share				(975)			(975)
Restricted stock vesting			(97)			97	-
Stock options exercised			(93)			424	331
Stock buyback						(1,168)	(1,168)
Share based compensation expense			114				114
Balance, December 31, 2016	$13,983	$12,569	$15,362	$46,688	$51	$(2,105)	$86,548

Balance, January 1, 2015	$13,983	$12,569	$15,461	$34,379	$918	$(1,627)	$75,683
Net income				7,619			7,619
Other comprehensive loss					(268)		(268)
Dividends on common, $0.20 per share				(983)			(983)
Dividends on preferred, $0.6374 per share				(956)			(956)
Restricted stock vesting			(69)			69	-
Stock options exercised			(35)			102	67
Stock buyback						(2)	(2)
Share based compensation expense			81				81
Balance, December 31, 2015	$13,983	$12,569	$15,438	$40,059	$650	$(1,458)	$81,241

See Notes to Consolidated Financial Statements

SB Financial Group, Inc.
Consolidated Statements of Cash Flows
Years Ended December 31

($ in thousands)	2016	2015
Operating Activities
Net Income	$8,784	$7,619
Items not requiring (providing) cash
Depreciation and amortization	1,509	1,097
Provision for loan losses	750	1,100
Expense of share-based compensation plan	114	81
Amortization of premiums and discounts on securities	917	977
Amortization of intangible assets	13	201
Amortization of originated mortgage servicing rights	1,340	880
Deferred income taxes	738	1,519
Proceeds from sale of loans held for sale	353,068	278,670
Originations of loans held for sale	(343,377)	(276,252)
Gain from sale of loans	(9,151)	(7,195)
(Gain)/Loss on sales of assets	(193)	22
Net gains on sales of securities	(262)	-
Originated mortgage servicing rights impairment, net	(68)	(116)
Changes in
Interest receivable	(252)	86
Other assets	(856)	(1,656)
Interest payable & other liabilities	952	1,582
Net cash provided by operating activities	14,026	8,615
Investing Activities
Purchases of available-for-sale securities	(22,603)	(26,261)
Proceeds from maturities of available-for-sale securities	17,534	20,328
Proceeds from sales of available-for-sale securities	3,212	-
Net change in loans	(88,027)	(42,338)
Purchase of premises, equipment	(1,636)	(7,199)
Proceeds from sales of premises, equipment	9	667
Proceeds from sale of foreclosed assets	784	111
Net cash used in investing activities	$(90,727)	$(54,692)

Financing Activities
Net increase in demand deposits, money market, interest checking & savings accounts	$47,942	$39,810
Net increase/(decrease) in certificates of deposit	38,678	(4,263)
Net decrease in securities sold under agreements to repurchase	(1,874)	(334)
Proceeds from Federal Home Loan Bank advances	5,500	9,000
Repayment of Federal Home Loan Bank advances	(14,000)	(4,000)
Net proceeds from share based compensation plans	331	67
Stock Repurchase Plan	(1,168)	(2)
Dividends on Common Stock	(1,180)	(983)
Dividends on Preferred Stock	(975)	(956)
Net cash provided by financing activities	73,254	38,339
Decrease in Cash and Cash Equivalents	(3,447)	(7,738)
Cash and Cash Equivalents, Beginning of Year	20,459	28,197
Cash and Cash Equivalents, End of Year	$17,012	$20,459
Supplemental Cash Flows Information
Interest paid	$3,054	$2,583
Income taxes paid	$3,969	$2,060
Transfer of loans to foreclosed assets	$1,238	$134

See Notes to Consolidated Financial Statements

SB Financial Group, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2016 and 2015

Note 1: Organization and Summary of Significant Accounting Policies

Organization and Nature of Operations

SB Financial Group, Inc. (the “Company”) is a bank holding company whose principal activity is the ownership and management of its wholly-owned subsidiaries, The State Bank and Trust Company (“State Bank”), RFCBC, Inc. (“RFCBC”), Rurbanc Data Services, Inc. dba RDSI Banking Systems (“RDSI”), and Rurban Statutory Trust II (“RST II”). State Bank owns all the outstanding stock of Rurban Mortgage Company (“RMC”), and State Bank Insurance, LLC (“SBI”). Effective April 18, 2013, the Company changed its name from Rurban Financial Corp. to SB Financial Group, Inc. The Company is primarily engaged in providing a full range of banking and wealth management services to individual and corporate customers primarily located in Northwest Ohio and Northeast Indiana. The Company is subject to competition from other financial institutions, and regulated by certain federal and state agencies and undergoes periodic examinations by those regulatory authorities.

Principles of Consolidation

The Consolidated Financial Statements include the accounts of the Company, State Bank, RFCBC, RDSI, RMC, and SBI. All significant intercompany accounts and transactions were eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses, valuation of real estate acquired in connection with foreclosures or in satisfaction of loans, loan servicing rights, valuation of deferred tax assets, other-than-temporary impairment and fair value of financial instruments.

Cash Equivalents

The Company considers all liquid investments with original maturities of three months or less to be cash equivalents. At December 31, 2016 and 2015, cash equivalents consisted primarily of interest-bearing and non-interest bearing demand deposit balances held by correspondent banks.

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

Loans

Loans that management has the intent and ability to hold for the foreseeable future, or until maturity or payoffs, are reported at their outstanding principal balances adjusted for any charge-offs, the allowance for loan losses, any deferred fees or costs on originated loans and unamortized premiums or discounts on purchased loans. Interest income is reported on the interest method and includes amortization of net deferred loan fees and costs over the loan term. Generally, loans are placed on non-accrual status not later than 90 days past due. Past due status is based on the contractual terms of the loan. All interest accrued, but not collected for loans that are placed on non-accrual or charged-off, is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

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

Share-Based Employee Compensation Plan

At December 31, 2016 and 2015, the Company had a share-based employee compensation plan, which is described more fully in Note 15 to the Consolidated Financial Statements.

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

The Company files consolidated income tax returns with its subsidiaries. With a few exceptions, the Company is no longer subject to U.S. Federal, State and Local examinations by tax authorities for the years before 2012. As of December 31, 2016, the Company had no uncertain income tax positions.

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

Reclassifications

Where appropriate, certain items in the prior year financial statements were reclassified to conform to the current presentation. These reclassifications had no effect on the prior year net income or stockholders’ equity.

New and applicable accounting pronouncements:

Accounting Standards Update (ASU) No. 2017-04: Intangibles – Goodwill and Other (Topic 350)

This ASU simplifies the test for goodwill impairment. Specifically, these amendments eliminate Step 2 from the goodwill impairment test, and also eliminate the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. The amendments in this ASU are effective for annual goodwill impairment tests in fiscal years beginning after December 15, 2019, and management does not believe the changes will have a material effect on the Company’s accounting and disclosures.

ASU No. 2017-03: Accounting Changes and Error Corrections (Topic 250)

This amendment includes the text of “SEC Staff Announcement: Disclosure of the Impact That Recently Issued Accounting Standards Will Have on the Financial Statements of a Registrant When Such Standards are Adopted in a Future Period. This staff announcement applies to ASU No. 2014-09, ASU No. 2016-02 and ASU 2016-03. The Company has enhanced its disclosures regarding the impact of recently issued accounting standards adopted in a future period will have on its accounting and disclosures in this footnote.

ASU No. 2016-15: Statement of Cash Flows (Topic 230)

This ASU provides specific guidance for eight cash flow classifications. The intention is to ensure that this ASU will eliminate any current or future diversity in classification and reporting. The amendments in this ASU are effective for reporting periods beginning after December 15, 2017, and management does not believe the changes will have a material effect on the Company’s consolidated financial statements.

ASU No. 2016-13: Financial Instruments – Credit Losses (Topic 326)

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

ASU No. 2016-09: Stock Compensation (Topic 718)

This ASU affects all entities that issue share-based payment awards to their employees. The update is intended to simplify the accounting for these transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The amendments in this ASU are effective for reporting periods beginning after December 15, 2016, and management has not yet determined the impact on the Company’s consolidated financial statements.

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

ASU No. 2016-02: Leases (Topic 842)

This ASU is intended to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The amendments in this ASU are effective for reporting periods beginning after December 15, 2018. The Company has little leasing activity and management has determined that the impact on the Company’s consolidated financial statements will be immaterial.

ASU No. 2016-01: Financial Instruments – Recognition and measurement of financial assets and financial liabilities (Subtopic 825-10)

This ASU makes targeted improvements to generally accepted accounting principles. Specifically, the amendments require equity securities with readily determinable fair values to be classified into different categories and require equity securities to be measured at fair value with changes in the fair value recognized through net income. The amendments in this ASU are effective for reporting periods beginning after December 15, 2017, and management does not believe this ASU will have a material impact on the Company’s consolidated financial statements.

Note 2: Earnings Per Share

Earnings per common share (EPS) is computed using the two-class method. Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the applicable period, excluding participating securities. Participating securities include non-vested restricted stock awards. Non-vested restricted stock awards are considered participating securities to the extent the holders of these securities receive non-forfeitable dividends at the same rate as holders of common shares. Diluted earnings per common share is computed using the weighted-average number of shares determined for the basic earnings per common share plus the convertible impact of preferred shares and the dilutive effect of stock compensation using the treasury stock method. EPS for the years ended December 31, 2016 and 2015 is computed as follows:

	Twelve Months Ended Dec., 31
($ in thousands - except per share data)	2016	2015

Distributed earnings allocated to common shares	$1,180	$982
Undistributed earnings allocated to common shares	6,620	5,676

Net earnings allocated to common shares	7,800	6,658
Net earnings allocated to participating securities	9	5
Dividends on convertible preferred shares	975	956

Net Income allocated to common shares and participating securities	$8,784	$7,619

Weighted average shares outstanding for basic earnings per share	4,877	4,884
Dilutive effect of stock compensation	47	88
Dilutive effect of convertible shares	1,452	1,451

Weighted average shares outstanding for diluted earnings per share	6,376	6,423

Basic earnings per common share	$1.60	$1.36

Diluted earnings per common share	$1.38	$1.19

There were no anti-dilutive shares in 2016. Shares subject to issue upon exercise of options of 35,424 in 2015 at prices of $11.50 to $14.15 were excluded from the diluted earnings per common share calculation as they were anti-dilutive.

Note 3: Available-for-Sale Securities

The amortized cost and appropriate fair values, together with gross unrealized gains and losses, of available-for-sale securities are as follows:

		Gross	Gross
($ in thousands)	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Available-for-Sale Securities:
December 31, 2016:
U.S. Treasury and
Government agencies	$13,341	$69	$(52)	$13,358
Mortgage-backed securities	62,035	204	(636)	61,603
State and political subdivisions	14,606	530	(39)	15,097
Equity securities	70	-	-	70

	$90,052	$803	$(727)	$90,128

		Gross	Gross
($ in thousands)	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Available-for-Sale Securities:
December 31, 2015:
U.S. Treasury and
Government agencies	$10,804	$101	$-	$10,905
Mortgage-backed securities	61,459	311	(427)	61,343
State and political subdivisions	16,519	999	-	17,518
Equity securities	23	-	-	23

	$88,805	$1,411	$(427)	$89,789

The amortized cost and fair value of securities available for sale at December 31, 2016, by contractual maturity, are shown below. Expected maturities differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale
	Amortized	Fair
($ in thousands)	Cost	Value

Within one year	$455	$455
Due after one year through five years	7,750	7,870
Due after five years through ten years	7,045	7,225
Due after ten years	12,697	12,905
	27,947	28,455

Mortgage-backed securities and equity securities	62,105	61,673

Totals	$90,052	$90,128

The fair value of securities pledged as collateral, to secure public deposits and for other purposes, was $44.3 million at December 31, 2016, and $46.2 million at December 31, 2015. Securities delivered for repurchase agreements (not included above) were $14.6 million at December 31, 2016 and $15.8 million at December 31, 2015.

Gross gains of $0.26 million were realized from sales of available-for-sale securities in 2016. There were no realized gains or losses on available-for-sale securities in 2015. The net $0.26 million gain on sale in 2016 was a reclassification from accumulated other comprehensive income and is included in the net gain on sales of securities. The related tax expense for net security gains was $0.09 million in 2016 and was a reclassification from accumulated other comprehensive income and is included in the income tax expense line in the income statement.

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments at December 31, 2016 and 2015, was $52.2 million and $37.2 million, respectively, which was approximately 58% and 41%, respectively, of the Company's available-for-sale investment portfolio.

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

The following tables present securities with unrealized losses at December 31, 2016 and 2015:

($ in thousands)	Less than 12 Months		12 Months or Longer		Total
December 31, 2016	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-Sale Securities:
U.S. Treasury and Government agencies	$6,044	$(52)	$-	$-	$6,044	$(52)
Mortgage-backed securities	44,344	(607)	703	(29)	45,047	(636)
State and political subdivisions	1,095	(39)	-	-	1,095	(39)

	$51,483	$(698)	$703	$(29)	$52,186	$(727)

($ in thousands)	Less than 12 Months		12 Months or Longer		Total
December 31, 2015	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-Sale Securities:

Mortgage-backed securities	$30,184	$(253)	$7,061	$(174)	$37,245	$(427)

The unrealized loss on the securities portfolio has increased by $0.30 million as of December 31, 2016, from the prior year. Management reviews these securities on a quarterly basis and has determined that no impairment exists. Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concern warrants such evaluation. When the Company does not intend to sell a debt security, and it is more likely than not the Company will not have to sell the security before recovery of its cost basis, it recognizes the credit component of an other-than-temporary impairment of a debt security in earnings and the remaining portion in other comprehensive income.

Note 4: Loans and Allowance for Loan Losses

Categories of loans at December 31 include:

	Total Loans		Non-Accrual Loans
($ in thousands)	Dec. 2016	Dec. 2015	Dec. 2016	Dec. 2015

Commercial & Industrial	$108,752	$86,542	190	188
Commercial RE & Construction	284,084	242,208	1,194	5,670
Agricultural & Farmland	52,475	43,835	4	7
Residential Real Estate	142,452	130,806	1,162	749
Consumer & Other	56,335	54,224	187	32

Total Loans	$644,098	$557,615	$2,737	$6,646

Unearned Income	$335	$44

Total Loans, net of unearned income	$644,433	$557,659

Allowance for loan losses	$(7,725)	$(6,990)

State Bank makes commercial, agri-business, consumer and residential loans to customers throughout its defined market area. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since a portion of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Each customer’s creditworthiness is evaluated on a case-by-case basis. The amount of collateral obtained, if deemed necessary, is based on management’s credit evaluation of the customer. Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, commercial real estate and residential real estate.

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

Listed below is a summary of loan commitments, unused lines of credit and standby letters of credit as of December 31, 2016 and 2015.

($ in thousands)	2016	2015

Loan commitments and unused lines of credit	$143,553	$126,902
Standby letters of credit	708	1,026

Total	$144,261	$127,928

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

The following tables present the balance of the allowance for loan and lease losses (“ALLL”) and the recorded investment in loans based on portfolio segment and impairment method as of December 31, 2016 and 2015:

	Commercial	Commercial RE	Agricultural	Residential	Consumer
($'s in thousands)	& Industrial	& Construction	& Farmland	Real Estate	& Other	Total

ALLOWANCE FOR LOAN AND LEASE LOSSES
For the Twelve Months Ended
December 31, 2016
Beginning balance	$914	$3,886	$204	$1,312	$674	$6,990
Charge Offs	(135)	(241)	-	(20)	(105)	$(501)
Recoveries	408	5	12	2	59	486
Provision	17	(329)	131	669	262	750
Ending Balance	$1,204	$3,321	$347	$1,963	$890	$7,725

Loans Receivable at December 31, 2016
Allowance:
Ending balance:
individually evaluated for impairment	$50	$119	$-	$124	$7	$300
Ending balance:
collectively evaluated for impairment	$1,154	$3,202	$347	$1,839	$883	$7,425
Loans:
Ending balance:
individually evaluated for impairment	$50	$1,578	$-	$1,919	$248	$3,795
Ending balance:
collectively evaluated for impairment	$108,702	$282,506	$52,475	$140,533	$56,087	$640,303

	Commercial	Commercial RE	Agricultural	Residential	Consumer
($'s in thousands)	& Industrial	& Construction	& Farmland	Real Estate	& Other	Total

ALLOWANCE FOR LOAN AND LEASE LOSSES
For the Twelve Months Ended
December 31, 2015
Beginning balance	$1,630	$2,857	$208	$1,308	$768	$6,771
Charge Offs	(497)	(303)	-	(56)	(96)	$(952)
Recoveries	26	3	3	29	10	71
Provision	(245)	1,329	(7)	31	(8)	1,100
Ending Balance	$914	$3,886	$204	$1,312	$674	$6,990

Loans Receivable at December 31, 2015.
Allowance:
Ending balance:
individually evaluated for impairment	$-	$1,759	$-	$167	$37	$1,963
Ending balance:
collectively evaluated for impairment	$914	$2,127	$204	$1,145	$637	$5,027
Loans:
Ending balance:
individually evaluated for impairment	$126	$5,754	$-	$1,713	$464	$8,057
Ending balance:
collectively evaluated for impairment	$86,416	$236,454	$43,835	$129,093	$53,760	$549,558

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

The following tables present the credit risk profile of the Company’s loan portfolio based on rating category as of December 31, 2016 and 2015:

December 31, 2016	Commercial	Commercial RE	Agricultural	Residential	Consumer
($ in thousands)	& Industrial	& Construction	& Farmland	Real Estate	& Other	Total

1-2	$1,149	$33	$9	$234	$3	$1,428
3	28,461	89,406	9,985	113,403	53,386	294,641
4	78,517	188,007	42,481	26,510	2,625	338,140
Total Pass (1 - 4)	108,127	277,446	52,475	140,147	56,014	634,209

Special Mention (5)	-	5,030	-	518	123	5,671
Substandard (6)	150	1,291	-	625	61	2,127
Doubtful (7)	475	317	-	1,162	137	2,091
Loss (8)	-	-	-	-	-	-
Total Loans	$108,752	$284,084	$52,475	$142,452	$56,335	$644,098

December 31, 2015	Commercial	Commercial RE	Agricultural	Residential	Consumer
($ in thousands)	& Industrial	& Construction	& Farmland	Real Estate	& Other	Total

1-2	$709	$767	$47	$-	$15	$1,538
3	23,362	79,915	8,195	118,463	50,745	280,680
4	61,799	149,473	35,593	10,418	3,223	260,506
Total Pass (1 - 4)	85,870	230,155	43,835	128,881	53,983	542,724

Special Mention (5)	330	5,260	-	756	70	6,416
Substandard (6)	110	1,072	-	420	139	1,741
Doubtful (7)	232	5,721	-	749	32	6,734
Loss (8)	-	-	-	-	-	-
Total Loans	$86,542	$242,208	$43,835	$130,806	$54,224	$557,615

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

The following tables present the Company’s loan portfolio aging analysis as of December 31, 2016 and 2015:

($ in thousands)	30-59 Days	60-89 Days	Greater Than	Total Past		Total Loans
December 31, 2016	Past Due	Past Due	90 Days	Due	Current	Receivable

Commercial & Industrial	$35	$50	$104	$189	$108,563	$108,752
Commercial RE & Construction	254	883	59	1,196	282,888	284,084
Agricultural & Farmland	-	-	-	-	52,475	52,475
Residential Real Estate	123	201	115	439	142,013	142,452
Consumer & Other	185	45	148	378	55,957	56,335
Total Loans	$597	$1,179	$426	$2,202	$641,896	$644,098

($ in thousands)	30-59 Days	60-89 Days	Greater Than	Total Past		Total Loans
December 31, 2015	Past Due	Past Due	90 Days	Due	Current	Receivable

Commercial & Industrial	$-	$60	$188	$248	$86,294	$86,542
Commercial RE & Construction	99	-	5,280	5,379	236,829	242,208
Agricultural & Farmland	-	-	-	-	43,835	43,835
Residential Real Estate	98	198	156	452	130,354	130,806
Consumer & Other	64	-	2	66	54,158	54,224
Total Loans	$261	$258	$5,626	$6,145	$551,470	$557,615

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

The following tables present impaired loan activity for the twelve months ended December 31, 2016 and 2015:

Twelve Months Ended December 31, 2016	Recorded	Unpaid Principal	Related	Average Recorded	Interest Income
($'s in thousands)	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Commercial & Industrial	$-	$-	$-	$-	$-
Commercial RE & Construction	637	637	-	655	24
Agricultural & Farmland	-	-	-	-	-
Residential Real Estate	1,248	1,290	-	1,470	70
Consumer & Other	129	129	-	151	11
All Impaired Loans < $100,000	452	452	-	452	-
With a specific allowance recorded:
Commercial & Industrial	50	50	50	50	3
Commercial RE & Construction	941	941	119	1,010	45
Agricultural & Farmland	-	-	-	-	-
Residential Real Estate	671	672	124	751	30
Consumer & Other	119	118	7	123	7
Totals:
Commercial & Industrial	$50	$50	$50	$50	$3
Commercial RE & Construction	$1,578	$1,578	$119	$1,665	$69
Agricultural & Farmland	$-	$-	$-	$-	$-
Residential Real Estate	$1,919	$1,962	$124	$2,221	$100
Consumer & Other	$248	$247	$7	$274	$18
All Impaired Loans < $100,000	$452	$452	$-	$452	$-

Twelve Months Ended December 31, 2015	Recorded	Unpaid Principal	Related	Average Recorded	Interest Income
($'s in thousands)	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Commercial & Industrial	$126	$1,214	$-	$1,388	$-
Commercial RE & Construction	1,110	1,110	-	1,206	27
Agricultural & Farmland	-	-	-	-	-
Residential Real Estate	657	657	-	862	52
Consumer & Other	90	90	-	107	9
All Impaired Loans < $100,000	131	131	-	131	-
With a specific allowance recorded:
Commercial & Industrial	-	-	-	-	-
Commercial RE & Construction	4,643	4,893	1,759	5,006	90
Agricultural & Farmland	-	-	-	-	-
Residential Real Estate	1,013	1,013	167	1,084	45
Consumer & Other	374	374	37	385	22
Totals:
Commercial & Industrial	$126	$1,214	$-	$1,388	$-
Commercial RE & Construction	$5,753	$6,003	$1,759	$6,212	$117
Agricultural & Farmland	$-	$-	$-	$-	$-
Residential Real Estate	$1,670	$1,670	$167	$1,946	$97
Consumer & Other	$464	$464	$37	$492	$31
All Impaired Loans < $100,000	$131	$131	$-	$131	$-

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

TDR Concession Types

The Company’s standards relating to loan modifications consider, among other factors, minimum verified income requirements, cash flow analysis, and collateral valuations. Each potential loan modification is reviewed individually and the terms of the loan are modified to meet a borrower’s specific circumstances at a point in time. All loan modifications, including those classified as TDRs, are reviewed and approved. The types of concessions provided to borrowers include:

●	Interest rate reduction: A reduction of the stated interest rate to a nonmarket rate for the remaining original life of the debt. The Company also may grant interest rate concessions for a limited timeframe on a case by case basis.

●	Amortization or maturity date change beyond what the collateral supports, including a change that does any of the following:

(1)	Lengthens the amortization period of the amortized principal beyond market terms. This concession reduces the minimum monthly payment and increases the amount of the balloon payment at the end of the term of the loan. Principal is generally not forgiven.

(2)	Reduces the amount of loan principal to be amortized. This concession also reduces the minimum monthly payment and increases the amount of the balloon payment at the end of the term of the loan. Principal is generally not forgiven.

(3)	Extends the maturity date or dates of the debt beyond what the collateral supports. This concession generally applies to loans without a balloon payment at the end of the term of the loan. In addition, there may be instances where renewing loans potentially require non-market terms and would then be reclassified as TDRs.

●	Other: A concession that is not categorized as one of the concessions described above. These concessions include, but are not limited to: principal forgiveness, collateral concessions, covenant concessions, and reduction of accrued interest. Principal forgiveness may result from any TDR modification of any concession type.

The tables below present the activity of TDRs during the years ended December 31, 2016 and 2015:

	December 31, 2016

($ in thousands)	Number of Loans	Pre-Modification Recorded Balance	Post Modification Recorded Balance

Residential Real Estate	1	$220	$220
Commercial	1	307	307

Total Modifications	2	$527	$527

($ in thousands)	Interest			Total
	Only	Term	Combination	Modification

Residential Real Estate	$-	$220	$-	$220
Commercial	-	307	-	307

Total Modifications	$-	$527	$-	$527

There was no increase in the allowance for loan losses due to TDRs in the twelve-month period ended December 31, 2016.

	December 31, 2015
($ in thousands)	Number of Loans	Pre-Modification Recorded Balance	Post Modification Recorded Balance

Residential Real Estate	1	$22	$22
Commercial	1	314	314
Consumer & Other	1	39	39

Total Modifications	3	$375	$375

($ in thousands)	Interest			Total
	Only	Term	Combination	Modification

Residential Real Estate	$-	$22	$-	$22
Commercial	-	314	-	314
Consumer & Other	-	39	-	39

Total Modifications	$-	$375	$-	$375

There was no increase in the allowance for loan losses due to TDRs in the twelve-month period ended December 31, 2015.

There were no TDRs modified during 2016 or 2015 that have subsequently defaulted.

Note 5: Mortgage Banking and Servicing Rights

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balance of mortgage loans serviced for others approximated $899.7 million and $772.5 million at December 31, 2016 and 2015, respectively. Contractually specified servicing fees of approximately $2.1 million and $1.8 million were included in mortgage loan servicing fees in the income statement for the years ended December 31, 2016 and 2015, respectively.

The following table summarizes mortgage servicing rights capitalized and related amortization, along with activity in the related valuation allowance:

($ in thousands)	2016	2015

Carrying amount, beginning of year	$7,152	$5,704
Mortgage servicing rights capitalized during the year	2,542	2,214
Mortgage servicing rights amortization during the year	(1,340)	(882)
Net change in valuation allowance	68	116
Carrying amount, end of year	$8,422	$7,152

Valuation allowance:
Beginning of year	$296	$412
Reduction	(68)	(116)

End of year	$228	$296

Fair Value, beginning of period	$7,760	$6,358
Fair Value, end of period	$9,656	$7,760

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

The Company does not use derivatives for trading or speculative purposes. Derivatives not designated as hedges are not speculative and result from a service the Company provides to certain customers. The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. Those interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. As of December 31, 2016, the notional amount of customer-facing swaps was approximately $33.2 million, as compared to $17.6 million at December 31, 2015. This amount is offset with third party counterparties, as described above. The Company has minimum collateral posting thresholds with its derivative counterparties. As of December 31, 2016, the Company had posted cash as collateral of $0.1 million.

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of the Company’s derivative financial instruments, as well as their classification on the Balance Sheet, as of December 31, 2016 and 2015.

	Asset Derivatives		Liability Derivatives
	December 31, 2016		December 31, 2016
($ in thousands)	Balance Sheet	Fair	Balance Sheet	Fair
	Location	Value	Location	Value
Derivatives not designated as hedging instruments:
Interest rate contracts	Other Assets	$623	Other Liabilities	$623

	Asset Derivatives		Liability Derivatives
	December 31, 2015		December 31, 2015
($ in thousands)	Balance Sheet	Fair	Balance Sheet	Fair
	Location	Value	Location	Value
Derivatives not designated as hedging instruments:
Interest rate contracts	Other Assets	$490	Other Liabilities	$490

The Company’s derivative financial instruments had no net effect on the Income Statement for the years ended December 31, 2016 and 2015.

Note 7: Premises and Equipment

Major classifications of premises and equipment stated at cost were as follows at December 31:

($ in thousands)	2016	2015

Land	$2,907	$2,501
Buildings and improvements	19,431	19,222
Equipment	11,042	10,566
Construction in progress	2,429	2,002
	35,809	34,291

Less accumulated depreciation	(16,680)	(15,281)

Net premises and equipment	$19,129	$19,010

For the coming year, the Company has plans, but no commitments, for premises and equipment purchases. These expenditures will be funded by cash on hand and from cash generated from current operations.

Note 8: Goodwill and Intangibles

The balance of goodwill as of December 31, 2016 was $16.4 million. No changes in goodwill were noted during 2016 or 2015. Goodwill is tested on the last day of the last quarter of each calendar year.

Impairment exists when a reporting unit’s carrying value of goodwill exceeds its fair value. At December 31, 2016, the Company’s reporting unit had positive equity and the Company elected to perform a qualitative assessment to determine if it was more likely than not that the fair value of the reporting unit exceeded its carrying value, including goodwill. The qualitative assessment indicated that it was more likely than not that the fair value of the reporting unit exceeded its carrying value, resulting in no impairment.

Carrying basis and accumulated amortization of intangible assets were as follows at December 31:

	2016		2015
($ in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Core deposits intangible	$4,698	$(4,675)	$4,698	$(4,668)
Customer relationship intangible	200	(153)	200	(148)
Banking intangibles	4,898	(4,828)	4,898	(4,816)

Amortization expense for core deposits and other for the years ended December 31, 2016 and 2015 was $0.01 and $0.20 million, respectively. Estimated amortization expense for each of the following five years is immaterial.

Note 9: Interest Bearing Deposits

Interest-bearing time deposits in denominations of $250,000 or more were $11.1 million on December 31, 2016 and $7.4 million on December 31, 2015. Certificates of Deposit obtained from brokers totaled approximately $12.7 million and $5.2 million at December 31, 2016 and 2015, respectively, and mature between 2017 and 2021.

At December 31, 2016, the scheduled maturities of time deposits were as follows:

($ in thousands)
2017	$93,693
2018	33,700
2019	44,238
2020	13,424
2021	12,060
Thereafter	601
$197,716

Included in time deposits at December 31, 2016 and 2015 were $61.6 million and $37.1 million, respectively, of deposits which were obtained through the Certificate of Deposit Account Registry Service (CDARS). This service allows deposit customers to maintain fully insured balances in excess of the $250,000 FDIC limit without the inconvenience of having multi-banking relationships. Under the reciprocal program that State Bank is currently participating in, customers agree to allow State Bank to place their deposits with other participating banks in the CDARS program in insurable amounts under $250,000. In exchange, other banks in the program agree to place their deposits with State Bank also in insurable amounts under $250,000.

Note 10: Securities Sold Under Repurchase Agreements

($ in thousands)	2016	2015

Securities Sold Under Repurchase Agreements	$10,532	$12,406

State Bank has retail repurchase agreements to facilitate cash management transactions with commercial customers. Securing these obligations are agency ($5.1 and $4.9 million for 2016 and 2015 respectively) and mortgage-backed securities ($9.5 and $11.0 million for 2016 and 2015 respectively), which is held at the Federal Home Loan Bank. This collateral has maturities from 2018 through 2042. At December 31, 2016, retail repurchase agreements totaled $10.5 million. The maximum amount of outstanding agreements at any month end during 2016 and 2015 totaled $20.6 and $20.3 million, respectively, and the monthly average of such agreements totaled $15.0 and $17.1 million, respectively. The retail repurchase agreements mature within one month.

At December 31, 2016 and December 31, 2015, State Bank had $23.0 and $15.0 million, respectively, in federal funds lines, of which $0.0 million were drawn.

Note 11: Borrowings

The Federal Home Loan Bank advances were secured by $93.1 million in mortgage loans at December 31, 2016. Advances, at interest rates from 0.74 to 1.96 percent, are subject to restrictions or penalties in the event of prepayment. Aggregate annual maturities of Federal Home Loan Bank advances at December 31, 2016, were:

($ in thousands)	Debt

2017	13,000
2018	7,000
2019	6,500
2020	-
2021	-
Total	$26,500

On September 15, 2005, RST II, a wholly-owned subsidiary of the Company, closed a pooled private offering of 10,000 Capital Securities with a liquidation amount of $1,000 per security. The proceeds of the offering were loaned to the Company in exchange for junior subordinated debentures with terms similar to the Capital Securities. Distributions on the Capital Securities are payable quarterly at a variable rate that is based upon the 3-month LIBOR plus 1.80 percent and are included in interest expense in the consolidated financial statements. These securities may be included in Tier 1 capital (with certain limitations applicable) under current regulatory guidelines and interpretations.

Note 12: Income Taxes

The provision for income taxes includes these components:

($ in thousands)	For The Year Ended December 31,
	2016	2015
Taxes currently payable	$3,379	$1,885
Deferred provision	738	1,519
Income tax expense	$4,117	$3,404

A reconciliation of income tax expense at the statutory rate to the Company's actual income tax expense is shown below:

($ in thousands)	For The Year Ended December 31,
	2016	2015
Computed at the statutory rate (34%)	$4,387	$3,748
Increase (decrease) resulting from
Tax exempt interest	(218)	(240)
BOLI Income	(98)	(99)
Other	46	(5)
Actual tax expense	$4,117	$3,404

The tax effects of temporary differences related to deferred taxes shown on the balance sheets are:

($ in thousands)	At December 31,
	2016	2015
Deferred tax assets
Allowance for loan losses	$2,627	$2,377
Net deferred loan fees	98	104
Other	361	757
	3,086	3,238
Deferred tax liabilities
Depreciation	(1,385)	(1,335)
Mortgage servicing rights	(2,930)	(2,468)
Unrealized gains on available-for-sale securities	(26)	(335)
Purchase accounting adjustments	(1,659)	(1,489)
Prepaids	(188)	(285)
FHLB stock dividends	(466)	(465)
	(6,654)	(6,377)
Net deferred tax liability	$(3,568)	$(3,139)

Note 13: Accumulated Other Comprehensive Income

The following table presents reclassifications out of accumulated other comprehensive income related to unrealized gains and losses on available-for-sale securities for the two years ending December 31.

($ in thousands)	2016	2015	Affected Line Item in the Statements of Income

Realized gains included in net income	$262	$-	Gains on investment securities

	262	-	Income before income taxes

Tax effect	(89)	-	Provision for income taxes

Net of Tax	$173	$-	Net income

Note 14: Regulatory Matters

As of December 31, 2016, based on its call report computations, State Bank was classified as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, State Bank must maintain capital ratios as set forth in the table below. There are no conditions or events since December 31, 2016 that management believes have changed State Bank’s capital classification.

State Bank’s actual capital amounts and ratios are presented in the following table. Capital levels are presented for the State Bank only as the Company is now exempt from quarterly reporting at the holding company level:

					To Be Well Capitalized
			For Capital Adequacy		Under Prompt Corrective
	Actual		Purposes		Action Procedures
($ in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2016
Tier I Capital to average assets	$74,183	9.31%	$31,875	4.0%	$39,844	5.0%
Tier I Common equity capital to risk-weighted assets	74,183	10.28%	32,477	4.5%	46,912	6.5%

Tier I Capital to risk-weighted assets	74,183	10.28%	43,303	6.0%	57,738	8.0%
Total Risk-based capital to risk-weighted assets	81,908	11.35%	57,738	8.0%	72,172	10.0%

As of December 31, 2015
Tier I Capital to average assets	$64,914	9.10%	$28,534	4.0%	$35,668	5.0%
Tier I Common equity capital to risk-weighted assets	64,914	10.23%	28,545	4.5%	41,231	6.5%

Tier I Capital to risk-weighted assets	64,914	10.23%	38,059	6.0%	50,746	8.0%
Total Risk-based capital to risk-weighted assets	71,904	11.34%	50,746	8.0%	63,432	10.0%

The above minimum capital requirements exclude the capital conservation buffer required to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers. The capital conservation buffer is phasing in from 0.0 percent for 2015 to 2.50 percent for 2019. The capital conservation buffer was 0.625 percent at December 31, 2016. The net unrealized gain or loss on available-for-sale securities is not included in computing regulatory capital. Management believes as of December 31, 2016, State Bank met all capital adequacy requirements to which they are subject.

Note 15: Employee Benefits

The Company has instituted a long-term incentive program (LTI), with the objective of rewarding senior management with restricted shares of the Company, in addition to the existing stock option program (see Note 16).

The Company has a retirement savings 401(k) plan covering substantially all employees. Employees contributing up to 4 percent of their compensation receive a Company match of 100 percent of the employee’s contribution. Employee contributions are vested immediately and the Company’s matching contributions are fully vested after three years of employment. Employer contributions charged to expense for 2016 and 2015 were $0.4 million and $0.4 million, respectively.

Also, the Company has Supplemental Executive Retirement Plan (“SERP”) Agreements with certain active and retired officers. The agreements provide monthly payments for up to 15 years that equal 15 percent to 25 percent of average compensation prior to retirement or death. The charges to expense for the current agreements were $.01 million and $0.2 million for 2016 and 2015, respectively.

Additional life insurance is provided to certain officers through a bank-owned life insurance policy (“BOLI”). By way of a separate split-dollar agreement, the policy interests are divided between State Bank and the insured’s beneficiary. State Bank owns the policy cash value and a portion of the policy net death benefit, over and above the cash value assigned to the insured’s beneficiary. The cash surrender value of all life insurance policies totaled $13.7 and $13.4 million at December 31, 2016, and 2015, respectively.

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

Benefit expense for the value of the stock purchased is recorded equal to the fair market value of the stock when contributions, which are determined annually by the Board of Directors of the Company, are made to the ESOP. Allocated shares in the ESOP at December 31, 2016 and 2015, were 466,442 and 457,647, respectively.

Dividends on allocated shares are recorded as dividends and charged to retained earnings. Compensation expense is recorded equal to the fair market value of the stock when contributions, which are determined annually by the Board of Directors of the Company, are made to the ESOP. ESOP expense for the years ended December 31, 2016 and 2015 was $0.3 million and $0.2 million, respectively.

Note 16: Share Based Compensation Plan

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

Option awards are granted with an exercise price equal to the market price of the Company’s stock at the date of grant and those option awards vest based on 5 years of continuous service and have 10-year contractual terms. The fair value of each option award was estimated on the date of grant using the Black-Scholes valuation model. No options were granted in either 2016 or 2015.

There was no compensation expense charged against income with respect to option awards under the 2008 Plan for 2016 and 2015, respectively.

A summary of incentive option activity under the Company’s plans as of December 31, 2016 and changes during the year then ended, is presented below:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Term	Aggregate Intrinsic Value

Outstanding, beginning of year	140,074	$8.12
Granted	-	-
Exercised	(38,514)	8.72
Forfeited	(1,750)	9.56
Expired	-	-
Outstanding, end of year	99,810	7.85	2.54	$818,741

Exercisable, end of year	99,810	7.85	2.54	$818,741

During 2016, the 38,514 option shares exercised had a total intrinsic value of $0.33 million and the cash received from these exercised options was $0.24 million. The tax benefit from these transactions was immaterial.

As of December 31, 2016, there was no unrecognized compensation cost related to incentive option share-based compensation arrangements granted under the 2008 Plan.

On February 5, 2013, the Company adopted a Long Term Incentive (LTI) Plan. The Plan awards restricted stock in the Company to certain key executives under the 2008 Plan. These restricted stock awards vest over a four-year period and are intended to assist the Company in retention of key executives. During 2016 and 2015, the Company met certain performance targets and restricted stock awards were approved by the Board. The compensation cost charged against income for the Long Term Incentive (LTI) Plan was $0.13 million and $0.08 million for 2016 and 2015, respectively. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $0.04 million and $0.03 million for 2016 and 2015, respectively.

A summary of restricted stock activity under the Company’s plan as of December 31, 2016 and changes during the year ended is presented below:

	Shares	Weighted-Average Value per Share

Nonvested, beginning of year	27,328	$8.77

Granted	17,280	10.03
Vested	(9,110)	8.55
Forfeited	-	-

Nonvested, end of year	35,498	$9.44

As of December 31, 2016, there was $0.31 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements related to the restricted stock awards under the 2008 Plan which were granted in accordance with the Long Term Incentive (LTI) plan. That cost is expected to be recognized over a weighted-average period of 2.05 years.

Note 17: Preferred Stock

On December 23, 2014, the Company completed its public offering of 1,500,000 depository shares, each representing a 1/100th ownership interest in a 6.50 percent Noncumulative Convertible Preferred Share, Series A, of the Company with a liquidation preference of $1,000 per share (equivalent to $10.00 per depository shares). The Company sold the maximum of 1,500,000 depositary shares in the offering, resulting in gross proceeds to the Company of $15,000,000. Net proceeds to the Company after all expenses related to the offering were $13,983,000.

Each Series A Preferred Share, at the option of the holder, is convertible at any time into the number of common shares equal to $1,000.00 divided by the conversion price then in effect, which at December 31, 2016, was $10.328. On or after the fifth anniversary of the issue date of the Series A Preferred Shares (December 23, 2019), the Company may require all holders of Series A Preferred Shares (and, therefore, depository shares) to convert their shares into common shares of the Company, provided the Company’s common share price exceeds 120 percent of the conversion price noted above. The conversion price may be impacted by the quarterly dividend paid on the common shares. At December 31, 2016, the aggregate number of common shares issuable upon the conversion of outstanding Series A Preferred Shares was 1,456,442.

Note 18: Disclosures About Fair Value of Assets and Liabilities

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

Level 1: Quoted prices in active markets for identical assets or liabilities

Level 2: Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

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

The following table presents the fair value measurements of securities measured at fair value on a recurring basis and the level within ASC 820 fair value hierarchy in which the fair value measurements fell at December 31, 2016 and 2015:

Fair Value Measurements Using:

($ in thousands) Available-for-Sale Securities:	Fair Values at 12/31/2016	(Level 1)	(Level 2)	(Level 3)

U.S. Treasury and Government Agencies	$13,358	$-	$13,358	$-
Mortgage-backed securities	61,603	-	61,603	-
State and political subdivisions	15,097	-	15,097	-
Equity securities	70	-	70	-
Interest rate contracts - assets	623	-	623	-
Interest rate contracts - liabilities	(623)	-	(623)	-

Fair Value Measurements Using:

($ in thousands) Available-for-Sale Securities:	Fair Values at 12/31/2015	(Level 1)	(Level 2)	(Level 3)

U.S. Treasury and Government Agencies	$10,905	$-	$10,905	$-
Mortgage-backed securities	61,343	-	61,343	-
State and political subdivisions	17,518	-	17,518	-
Equity securities	23	-	23	-
Interest rate contracts - assets	490	-	490	-
Interest rate contracts - liabilities	(490)	-	(490)	-

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

Collateral-dependent Impaired Loans, Net of ALLL

Loans for which it is probable the Company will not collect all principal and interest due according to contractual terms are measured for impairment. The estimated fair value of collateral-dependent impaired loans is based on the appraised value of the collateral, less estimated cost to sell. Collateral-dependent impaired loans are classified within Level 3 of the fair value hierarchy. This method requires obtaining independent appraisals of the collateral, which are reviewed for accuracy and consistency by Credit Administration. These appraisers are selected from the list of approved appraisers maintained by management. The appraised values are reduced by applying a discount factor to the value based on the Company’s loan review policy. All impaired loans held by the Company were collateral dependent at December 31, 2016 and 2015.

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

The following table presents the fair value measurements of assets measured at fair value on a non-recurring basis and the level within the fair value hierarchy in which the fair value measurements fell at December 31, 2016 and 2015:

($ in thousands) Description	Fair Values at 12/31/2016	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$786	$-	$-	$786
Mortgage Servicing Rights	1,993	-	-	1,993

($ in thousands) Description	Fair Values at 12/31/2015	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$3,011	$-	$-	$3,011
Mortgage Servicing Rights	2,585	-	-	2,585

Level 1 - Quoted Prices in Active Markets for Identical Assets

Level 2 - Significant Other Observable Inputs

Level 3 - Significant Unobservable Inputs

Unobservable (Level 3) Inputs

The following tables present quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements at December 31, 2016 and 2015:

($ in thousands)	Fair Value at 12/31/2016	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Collateral-dependent impaired loans	$786	Market comparable properties	Comparability adjustments (%)	Not available
Mortgage servicing rights	1,993	Discounted cash flow	Discount Rate	9.65%
			Constant prepayment rate	7.61%
			P&I earnings credit	0.76%
			T&I earnings credit	1.60%
			Inflation for cost of servicing	1.50%

($ in thousands)	Fair Value at 12/31/2015	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Collateral-dependent impaired loans	$3,011	Market comparable properties	Comparability adjustments (%)	Not available
Mortgage servicing rights	2,585	Discounted cash flow	Discount Rate	9.75%
			Constant prepayment rate	8.90%
			P&I earnings credit	0.42%
			T&I earnings credit	1.54%
			Inflation for cost of servicing	1.50%

The mortgage servicing rights portfolio is measured for fair value by an independent third party. The valuation of the portfolio hinges on a number of quantitative factors. These factors include, but are not limited to, a discount rate applied to the cash flows, and an assumption of future principle prepayments. The prepayment assumptions are based upon the historical performance of the Company’s portfolio as well as market metrics. With the increasing interest rates during 2016, the mortgage servicing rights have increased substantially in value. The servicing rights have had a decline in prepayments and the .10 percent decrease in the discount rate reflects the change in market rates. There were no changes in the inputs or methodologies used to determine fair value at December 31, 2016, as compared to December 31, 2015.

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

Loans

The estimated fair value for loans receivable, net, is based on estimates of the rate State Bank would charge for similar loans at December 31, 2016 and 2015, applied for the time period until the loans are assumed to re-price or be paid.

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

Deposits, Repurchase Agreements & FHLB advances

Deposits include demand deposits, savings accounts, NOW accounts and certain money market deposits. The carrying amount approximates the fair value. The estimated fair value for fixed-maturity time deposits, as well as borrowings, is based on estimates of the rate State Bank could pay on similar instruments with similar terms and maturities at December 31, 2016 and 2015.

Loan Commitments

The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. The estimated fair values for other financial instruments and off-balance-sheet loan commitments approximate cost at December 31, 2016 and 2015 and are not considered significant to this presentation.

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

December 31, 2016	Carrying	Fair Value Measurments Using
$’s in thousands	Amount	(Level 1)	(Level 2)	(Level 3)

Financial assets
Cash and due from banks	$17,012	$17,012	$-	$-
Loans held for sale	4,434	-	4,503	-
Loans, net of allowance for loan losses	636,708	-	-	636,909
Federal Reserve and FHLB Bank stock, at cost	3,748	-	3,748	-
Interest receivable	1,512	-	1,512	-
Mortgage Servicing Rights	8,422	-	-	9,656

Financial liabilities
Deposits	$673,073	$125,189	$550,990	$-
Repurchase agreements	10,532	-	10,532	-
FHLB advances	26,500	-	26,477	-
Trust preferred securities	10,310	-	7,422	-
Interest payable	408	-	408	-

December 31, 2015	Carrying	Fair Value Measurments Using
$’s in thousands	Amount	(Level 1)	(Level 2)	(Level 3)

Financial assets
Cash and due from banks	$20,459	$20,459	$-	$-
Loans held for sale	7,516	-	7,779	-
Loans, net of allowance for loan losses	550,669	-	-	548,154
Federal Reserve and FHLB Bank stock, at cost	3,748	-	3,748	-
Interest receivable	1,260	-	1,260	-
Mortgage Servicing Rights	7,152	-	-	7,760

Financial liabilities
Deposits	$586,453	$113,113	$475,468	$-
Repurchase agreements	12,406	-	12,406	-
FHLB advances	35,000	-	34,870	-
Trust preferred securities	10,310	-	7,165	-
Interest payable	264	-	264	-

Note 19: Condensed Financial Information

Presented below is condensed financial information of the parent company only ($ in thousands):

Condensed Balance Sheets

	2016	2015
Assets
Cash and cash equivalents	$4,681	$9,157
Investment in banking subsidiaries	91,308	82,245
Investment in nonbanking subsidiaries	1,417	1,488
Other assets	673	274

Total assets	$98,079	$93,164
Liabilities
Trust preferred securities	$10,000	$10,000
Borrowings from nonbanking subsidiaries	310	310
Other liabilities & accrued interest payable	1,221	1,613

Total liabilities	11,531	11,923

Stockholders' Equity	86,548	81,241

Total liabilities and stockholders' equity	$98,079	$93,164

F-37

	2016	2015
Condensed Statements of Income & Comprehensive Income
Dividends from subsidiaries:
Banking subsidiaries	$-	$1,000
Total income	-	1,000

Expenses
Interest expense	253	212
Other expense	969	922
Total expenses	1,222	1,134
Income before income tax	(1,222)	(134)

Income tax benefit	(416)	(385)
Income before equity in undistributed income of subsidiaries	(806)	251

Equity in undistributed income of subsidiaries
Banking subsidiaries	9,662	7,369
Nonbanking subsidiaries	(72)	(1)

Total	9,590	7,368

Net income	$8,784	$7,619

Preferred stock dividends	975	956

Net income available to common shareholders	$7,809	$6,663

Comprehensive income	$8,185	$7,351

Condensed Statements of Cash Flows

	2016	2015
Operating Activities
Net income	$8,784	$7,619
Items not requiring (providing) cash
Equity in undistributed net income of subsidiaries	(9,590)	(7,368)
Expense of stock option plan	114	81
Other assets	(401)	(166)
Other liabilities	(391)	(1,581)
Net cash used in operating activities	(1,484)	(1,415)

Financing Activities
Dividends on common stock	(1,180)	(983)
Dividends on preferred stock	(975)	(956)
Proceeds from stock compensation	331	67
Repurchase of common stock	(1,168)	(2)
Net cash used in financing activities	(2,992)	(1,874)

Net Change in Cash and Cash Equivalents	(4,476)	(3,289)

Cash and Cash Equivalents at Beginning of Year	9,157	12,446
Cash and Cash Equivalents at End of Year	$4,681	$9,157

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders

SB Financial Group, Inc.

Defiance, Ohio

We have audited the accompanying consolidated balance sheets of SB Financial Group, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the years then ended. The Company's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SB Financial Group, Inc. as of December 31, 2016 and 2015, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ BKD, LLP

Indianapolis, Indiana

March 10, 2017

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not Applicable.

Item 9A. Controls and Procedures

a)	Evaluation of Disclosure Controls and Procedures

With the participation of the Chief Executive Officer (the principal executive officer) and the Chief Financial Officer (the principal financial officer) of the Company, the Company’s management has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the fiscal year covered by this Annual Report on Form 10-K. Based on that evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer have concluded that:

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

With the supervision and participation of our Chief Executive Officer, and our Chief Financial Officer, management assessed the effectiveness of the Company’s internal control over financial reporting as of December, 31, 2016, based on the criteria set forth for effective internal control over financial reporting by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal control Integrated Framework” (1992 version). Based on our assessment and those criteria, management concluded that, as of December 31, 2016, the Company’s internal control over financial reporting is effective.

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

c)	Changes in Internal Controls Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended December 31, 2016, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

Not Applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The information required by Item 401 of SEC Regulation S-K concerning the directors of the Company and the nominees for re-election as directors of the Company at the Annual Meeting of Shareholders to be held on April 19, 2017 (the “2017 Annual Meeting”), is incorporated herein by reference from the disclosure included in the Company’s definitive Proxy Statement relating to the 2017 Annual Meeting (the “2017 Proxy Statement”), under the caption “PROPOSAL NO. 1 – ELECTION OF DIRECTORS”. The information concerning the executive officers of the Company required by Item 401 of SEC Regulation S-K is set forth in the portion of Part I of this Annual Report on Form 10-K entitled “Supplemental Item: Executive Officers of the Registrant.”

Compliance with Section 16(a) of the Exchange Act

The information required by Item 405 of SEC Regulation S-K is incorporated herein by reference from the disclosure included in the Company’s 2017 Proxy Statement under the caption “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE.”

Committee Charters and Code of Conduct and Ethics

The Company’s Board of Directors has adopted charters for each of the Audit Committee, the Compensation Committee and the Governance and Nominating Committee. Copies of these charters are available on the Company’s Internet website at www.YourSBFinancial.com by first clicking “Corporate Governance” and then “Supplementary Info”. The Company has adopted a Code of Conduct and Ethics that applies to the Company’s directors, officers and employees. A copy of the Code of Conduct and Ethics is available on the Company’s Internet website at www.YourSBFinancial.com under the “Corporate Governance” tab. Interested persons may also obtain copies of the Code of Conduct and Ethics, the Audit Committee charter, the Compensation Committee charter and the Governance and Nominating Committee charter, without charge, by writing to SB Financial Group, Inc., Attn: Anthony V. Cosentino, 401 Clinton Street, Defiance, OH 43512.

Audit Committee

The information required by Items 407(d)(4) and 407(d)(5) of SEC Regulation S-K is incorporated herein by reference from the disclosure included under the caption “MEETINGS AND COMMITTEES OF THE BOARD – Committees of the Board – Audit Committee” in the Company’s 2017 Proxy Statement.

Item 11.  Executive Compensation.

The executive compensation information required by this item is incorporated herein by reference to the information contained in the Company’s 2017 Proxy Statement under the captions “COMPENSATION OF EXECUTIVE OFFICERS”, “EQUITY COMPENSATION PLAN INFORMATION” and “DIRECTOR COMPENSATION”.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 403 of SEC Regulation S-K is incorporated herein by reference from the disclosure included in the Company’s 2017 Proxy Statement under the caption “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT”.

Equity Compensation Plan Information

The SB Financial Group, Inc. Stock Option Plan (the “2008 Plan”) was approved by the shareholders of the Company at the 2008 Annual Meeting of Shareholders.

The following table shows, as of December 31, 2016, the number of common shares issuable upon exercise of outstanding stock options, the weighted-average exercise price of those stock options, and the number of common shares remaining for future issuance under the Company’s equity compensation plans (excluding common shares issuable upon exercise of outstanding stock options):

($ in thousands - except per share data)	Equity compensation plans approved by security holders

a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	99,810

b) Weighted-average exercise price of outstanding options, warrants and rights	$7.85

c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in row a)	108,428

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 404 of SEC Regulation S-K is incorporated herein by reference from the disclosure contained in the Company’s 2017 Proxy Statement under the caption “TRANSACTIONS WITH RELATED PERSONS”.

The information required by Item 407(a) of SEC Regulation S-K is incorporated herein by reference from the disclosure contained in the Company’s 2017 Proxy Statement under the caption “CORPORATE GOVERNANCE – Director Independence”.

Item 14. Principal Accountant Fees and Services

The information required to be disclosed in this Item 14 is incorporated herein by reference from the disclosure contained in the Company’s 2017 Proxy Statement under the caption “AUDIT COMMITTEE DISCLOSURE” – Pre-Approval of Services Performed by Independent Registered Public Accounting Firm” and “AUDIT COMMITTEE DISCLOSURE” – Services of Independent Registered Public Accounting Firm”.

PART IV

Item 15. Exhibits and Financial Statement Schedules

a)	Financial Statements.

The following consolidated financial statements are incorporated by reference from Item 8 hereof:

●	Report of Independent Registered Public Accounting Firm (BKD, LLP)

●	Consolidated Balance Sheets as of December 31, 2016 and 2015

●	Consolidated Statements of Income for the Years ended December 31, 2016 and 2015

●	Consolidated Statements of Comprehensive Income for the Years ended December 31, 2016 and 2015

●	Consolidated Statements of Stockholders' Equity for the Years ended December 31, 2016 and 2015

●	Consolidated Statements of Cash Flows for Years ended December 31, 2016 and 2015

●	Notes to Consolidated Financial Statements

b)	Financial Statement Schedules.

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

Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed April 18, 2013 (File No. 0-13507)

3.6

Certificate of Amendment by Directors or Incorporators to Articles filed with the Secretary of State of the State of Ohio on November 6, 2014, evidencing the adoption of an amendment by the Board of Directors of the Company to Article FOURTH to establish the express terms of the 6.50% Noncumulative Convertible Perpetual Preferred Shares, Series A

Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed November 12, 2014 (File No. 0-13507)

3.7	Amended Articles of the Company, as amended (reflecting amendments through November 6, 2014) [for SEC reporting compliance purposes only – not filed with the Ohio Secretary of State]	Incorporated herein by reference to Exhibit 3.7 to the Company’s Annual Report on Form 10-K for the Fiscal year ended December 31, 2014 (File No. 0-13507).

3.8	Amended and Restated Regulations of the Company	Incorporated herein by reference to Exhibit 3.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (File No. 0-13507).

3.9	Certificate Regarding Adoption of Amendment to Section 2.01 of the Amended and Restated Regulations of the Company by the Shareholders on April 16, 2009	Exhibit 3.1 to the Company’s Current Report on Form 8-K filed April 22, 2009 (File No. 0-13507).

Exhibit No.	Description	Location

4.1	Form of Certificate for 6.50% Noncumulative Convertible Perpetual Preferred Shares, Series A, of the Company	Incorporated herein by reference to Exhibit 4.1 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 filed on November 6, 2014 (File No. 333-198879)

4.2	Form of Depositary Receipt of the Company	Incorporated herein by reference to Exhibit 4.2 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 filed on November 6, 2014 (File No. 333-198879)

4.3	Deposit Agreement, dated November 6, 2014, by and among the Company, Computershare Inc. and Computershare Trust Company, N.A. as Depositary, and the Holders from time to time of the Depositary Receipts described therein	Incorporated herein by reference to Exhibit 4.3 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 filed on November 6, 2014 (File No. 333-198879)

4.4	Indenture, dated as of September 15, 2005, by and between the Company and Wilmington Trust Company, as Debenture Trustee, relating to Floating Rate Junior Subordinated Deferrable Interest Debentures	Incorporated herein by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 (File No. 0-13507).

4.5	Amended and Restated Declaration of Trust of Rurban Statutory Trust II, dated as of September 15, 2005	Incorporated herein by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 (File No. 0-13507).

4.6	Guarantee Agreement, dated as of September 15, 2005, by and between the Company and Wilmington Trust Company, as Guarantee Trustee	Incorporated herein by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 (File No. 0-13507).

4.7	Agreement to furnish instruments and agreements defining rights of holders of long-term debt	Filed herewith.

10.1*	The Company’s Plan to Allow Directors to Elect to Defer Compensation	Incorporated herein by reference to Exhibit 10(v) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (File No. 0-13507).

10.2*	2008 Stock Incentive Plan of the Company	Incorporated herein by reference to Exhibit 10 to the Company’s Current Report on Form 8-K filed April 22, 2008 (File No. 0-13507).

10.3*	Form of Restricted Stock Award Agreement (For Employees) under the Company’s 2008 Stock Incentive Plan	Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed April 22, 2008 (File No. 0-13507).

Exhibit No.	Description	Location

10.4*	Form of Incentive Stock Option Agreement with Five-Year Vesting under the Company’s 2008 Stock Incentive Plan	Incorporated herein by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (File No. 0-13507).

10.5*	Form of Non-Qualified Stock Option Award Agreement with Five-Year Vesting under the Company’s 2008 Stock Incentive Plan	Incorporated herein by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (File No. 0-13507).

10.6*	Employees’ Stock Ownership and Savings Plan of the Company	Incorporated herein by reference to Exhibit 10(y) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (File No. 0-13507).

10.7*	Employee Stock Purchase Plan of the Company	Incorporated herein by reference to Exhibit 10(z) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (File No. 0-13507).

10.8*	Employment Agreement, dated July 30, 2010, between the Company and Mark A. Klein	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 5, 2010 (File No. 0-13507).

10.9*	Second Amended and Restated Change of Control Agreement, dated July 30, 2010, between the Company and Mark A. Klein	Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed August 5, 2010 (File No. 0-13507).

10.10*	Change of Control Agreement, dated April 21, 2010, between the Company and Anthony V. Cosentino	Incorporated herein by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (File No. 0-13507).

10.11*	Supplemental Executive Retirement Plan Agreement, dated as of July 20, 2015 by and between the Company and Mark A. Klein	Incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report 10-Q for the quarter ended September 30, 2015.
10.12*	Non-Qualified Deferred Compensation Plan of the Company effective as of January 1, 2007	Incorporated herein by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (File No. 0-13507)

10.13*	Long-Term Incentive Compensation Plan for the Company and Affiliates	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 20, 2012 (File No. 0-13507)

Exhibit No.	Description	Location

11	Statement re: Computation of Per Share Earnings	Included in Note 1 of the Notes to Consolidated Financial Statements of Registrant filed herewith as Exhibit 13.

13	2016 Annual Report of Registrant (not deemed filed except for portions thereof which are specifically incorporated by reference in this Annual Report on Form 10-K)	Specified portions filed herewith.

21	Subsidiaries of Registrant	Filed herewith.

23	Consent of BKD, LLP	Filed herewith.

24	Power of Attorney of Directors and Executive Officers	Included on signature page of this Annual Report on Form 10-K

31.1	Rule 13a-14(a)/15d-14(a) Certification – Principal Executive Officer	Filed herewith.

31.2	Rule 13a-14(a)/15d-14(a) Certification – Principal Financial Officer	Filed herewith.

32.1	Section 1350 Certification – Principal Executive Officer and Principal Financial Officer	Filed herewith.

101

The following materials from SB Financial Group Inc.’s 2016 Annual Report and incorporated therefrom in SB Financial Group, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, formatted in XBRL (extensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of December 31, 2016 and 2015; (ii) the Consolidated Statements of Income for the years ended December 31, 2016 and 2015; (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2016 and 2015; (iv) the Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2016 and 2015; (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2016 and 2015; and (vi) the Notes to Consolidated Financial Statements (electronically submitted herewith).

* Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SB FINANCIAL GROUP, INC.

	By:	/s/ Anthony V. Cosentino
Date: March 10, 2017		Anthony V. Cosentino, Executive Vice President and Chief Financial Officer

Power of Attorney

KNOW ALL MEN BY THESE PRESENTS, that each undersigned officer and/or director of SB Financial Group, Inc., an Ohio corporation (the “Corporation”), which is about to file with the Securities and Exchange Commission, Washington, D.C., under the provisions of the Securities Exchange Act of 1934, as amended, the Annual Report of the Corporation on Form 10-K for the fiscal year ended December 31, 2016, hereby constitutes and appoints Mark A. Klein and Anthony V. Cosentino, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and re-substitution, for him and in his name, place and stead, in any and all capacities, to sign both the Annual Report on Form 10-K and any and all amendments and documents related thereto, and to file the same, and any and all exhibits, financial statements and schedules related thereto, and other documents in connection therewith, with the Securities and Exchange Commission and the NASDAQ Stock Market, granting unto said attorneys-in-fact and agents, and substitute or substitutes, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all things that each of said attorneys-in-fact and agents, or either of them or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Date	Capacity

/s/ Mark A. Klein	March 10, 2017	Chairman, President and Chief Executive Officer
Mark A. Klein

/s/ Anthony V. Cosentino	March 10, 2017	Executive Vice President and Chief Financial Officer
Anthony V. Cosentino

/s/ George W. Carter	March 10, 2017	Director
George W. Carter

/s/ Gary M. Cates	March 10, 2017	Director
Gary M. Cates

/s/ Robert A. Fawcett, Jr.	March 10, 2017	Director
Robert A. Fawcett, Jr.

/s/ Gaylyn J. Finn	March 10, 2017	Director
Gaylyn J. Finn

/s/ Richard L. Hardgrove	March 10, 2017	Director
Richard L. Hardgrove

/s/ Rita A. Kissner	March 10, 2017	Director
Rita A. Kissner

/s/ Mark A. Klein	March 10, 2017	Director
Mark A. Klein

/s/ William G. Martin	March 10, 2017	Director
William G. Martin

/s/ Timothy J. Stolly	March 10, 2017	Director
Timothy J. Stolly

Date: March 10, 2017

