Form 10-Q
period 2017-03-31
SB FINANCIAL GROUP, INC.
filed 2017-05-10
CIK 767405

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______to______

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerate Filer ☐ Accelerated Filer ☐ Non-Accelerated Filer ☐ Smaller Reporting Company ☒ Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Title of each class	Name of each exchange on which registered
Common Shares, No Par Value	The NASDAQ Stock Market, LLC
4,827,419 Outstanding at May 10, 2017	(NASDAQ Capital Market)

SB FINANCIAL GROUP, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SB Financial Group, Inc.

Condensed Consolidated Balance Sheets

March 31, 2017 and December 31, 2016

	March	December
($ in Thousands)	2017	2016
	(Unaudited)
ASSETS
Cash and due from banks	$45,740	$17,012

Securities available for sale, at fair value	107,937	90,128
Other securities - FRB and FHLB Stock	3,748	3,748
Total investment securities	111,685	93,876

Loans held for sale	5,104	4,434

Loans, net of unearned income	626,722	644,433
Allowance for loan losses	(7,679)	(7,725)
Net loans	619,043	636,708

Premises and equipment, net	19,909	19,129
Cash surrender value of life insurance	13,791	13,725
Goodwill & other intangibles	16,419	16,422
Foreclosed assets held for sale, net	950	994
Mortgage servicing rights	8,727	8,422
Accrued interest receivable	1,462	1,512
Other assets	4,018	3,771
Total assets	$846,848	$816,005

LIABILITIES AND EQUITY
Deposits
Non interest bearing demand	$124,664	$125,189
Interest bearing demand	133,388	131,598
Savings	103,901	95,594
Money market	138,915	122,976
Time deposits	212,047	197,716
Total deposits	712,915	673,073

Advances from Federal Home Loan Bank	15,500	26,500
Repurchase agreements	11,796	10,532
Trust preferred securities	10,310	10,310
Accrued interest payable	450	408
Other liabilities	7,849	8,634
Total liabilities	758,820	729,457

Commitments & Contingent Liabilities	-	-

Stockholders’ Equity
Preferred stock, Series A	13,983	13,983
Common stock	12,569	12,569
Additional paid-in capital	15,224	15,362
Retained earnings	48,118	46,688
Accumulated other comprehensive income	136	51
Treasury stock, at cost	(2,002)	(2,105)
Total equity	88,028	86,548

Total liabilities and equity	$846,848	$816,005

See notes to condensed consolidated financial statements (unaudited)

Note: The balance sheet at December 31, 2016 has been derived from the audited consolidated financial statements at that date

SB Financial Group, Inc.

Condensed Consolidated Statements of Income (Unaudited)

($ in thousands, except share data)	Three Months Ended
	March	March
Interest income	2017	2016
Loans
Taxable	$6,800	$6,260
Nontaxable	20	9
Securities
Taxable	461	402
Nontaxable	133	156
Total interest income	7,414	6,827

Interest expense
Deposits	748	545
Repurchase Agreements & Other	4	5
Federal Home Loan Bank advances	86	106
Trust preferred securities	70	59
Total interest expense	908	715

Net interest income	6,506	6,112

Provision for loan losses	-	250

Net interest income after provision for loan losses	6,506	5,862

Noninterest income
Wealth Management Fees	667	633
Customer service fees	640	680
Gain on sale of mtg. loans & OMSR’s	1,250	1,383
Mortgage loan servicing fees, net	383	(446)
Gain on sale of non-mortgage loans	430	449
Data service fees	193	277
Net gain on sale of securities	-	111
Gain/(loss) on sale/disposal of assets	2	22
Other income	237	330
Total non-interest income	3,802	3,439

Noninterest expense
Salaries and employee benefits	4,386	3,779
Net occupancy expense	560	565
Equipment expense	641	595
Data processing fees	370	305
Professional fees	363	316
Marketing expense	195	171
Telephone and communication	116	99
Postage and delivery expense	174	197
State, local and other taxes	167	99
Employee expense	145	118
Other expenses	265	651
Total non-interest expense	7,382	6,895

Income before income tax expense	2,926	2,406
Income tax expense	933	751

Net income	$1,993	$1,655

Preferred Stock Dividends	244	244

Net income available to common shareholders	1,749	1,411

Common share data:
Basic earnings per common share	$0.36	$0.29
Diluted earnings per common share	$0.31	$0.26

Average common shares outstanding (in thousands):
Basic:	4,855	4,896
Diluted:	6,387	6,401

See notes to condensed consolidated financial statements (unaudited)

SB Financial Group, Inc.

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended Mar. 31,
($’s in thousands)	2017	2016

Net income	$1,993	$1,655
Other comprehensive income:
Available-for-sale investment securities:
Gross unrealized holding gain arising in the period	129	1,090
Related tax expense	(44)	(371)
Less: Reclassification for gain realized in income	-	(111)
Related tax expense	-	38
Net effect on other comprehensive income	85	646
Total comprehensive income	$2,078	$2,301

See notes to condensed consolidated financial statements (unaudited)

SB Financial Group, Inc.

Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)

	Preferred	Common	Additional Paid-in	Retained	Accumulated Other Comprehensive	Treasury
($’s in thousands - except per share data)	Stock	Stock	Capital	Earnings	Income	Stock	Total

Balance, January 1, 2017	$13,983	$12,569	$15,362	$46,688	$51	$(2,105)	$86,548
Net income	-	-	-	1,993	-	-	1,993
Other comprehensive income	-	-	-	-	85		85
Dividends on common, $0.065 per share	-	-	-	(319)	-	-	(319)
Dividends on preferred, $0.1625 per share	-	-	-	(244)	-	-	(244)
Restricted stock vesting	-	-	(163)	-	-	163	-
Stock options exercised	-	-	(66)	-	-	395	329
Stock buyback	-	-	-	-	-	(455)	(455)
Share based compensation expense	-	-	91	-	-	-	91
Balance, March 31, 2017	$13,983	$12,569	$15,224	$48,118	$136	$(2,002)	$88,028

Balance, January 1, 2016	$13,983	$12,569	$15,438	$40,059	$650	$(1,458)	$81,241
Net income	-	-	-	1,655	-	-	1,655
Other comprehensive income	-	-	-	-	646	-	646
Dividends on common, $0.055 per share	-	-	-	(271)	-	-	(271)
Dividends on preferred, $0.1625 per share	-	-	-	(244)	-	-	(244)
Restricted stock vesting	-	-	(97)	-	-	97	-
Stock options exercised	-	-	(3)	-	-	10	7
Stock buyback	-	-	-	-	-	(10)	(10)
Share based compensation expense	-	-	27	-	-	-	27
Balance, March 31, 2016	$13,983	$12,569	$15,365	$41,199	$1,296	$(1,361)	$83,051

See notes to condensed consolidated financial statements (unaudited)

SB Financial Group, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended Mar. 31,
($’s in thousands)	2017	2016
Operating Activities
Net Income	$1,993	$1,655
Items providing/(using) cash
Depreciation and amortization	367	340
Provision for loan losses	-	250
Expense of share-based compensation plan	91	24
Amortization of premiums and discounts on securities	169	234
Amortization of intangible assets	3	3
Amortization of originated mortgage servicing rights	218	172
Impairment (recovery) of mortgage servicing rights	(35)	767
Proceeds from sale of loans held for sale	46,352	55,517
Originations of loans held for sale	(46,364)	(52,363)
Gain from sale of loans	(1,680)	(1,832)
(Gain)/loss on sale of assets	2	(22)
Changes in
Interest receivable	50	(229)
Other assets	179	(1,672)
Interest payable and other liabilities	(743)	246

Net cash provided by operating activities	602	3,090

Investing Activities
Purchases of available-for-sale securities	(23,307)	(11,322)
Proceeds from maturities of available-for-sale securities	5,459	3,866
Net change in loans	17,664	(19,716)
Purchase of premises and equipment and software	(1,147)	(109)
Proceeds from sale of foreclosed assets	40	86

Net cash used in investing activities	(1,291)	(27,195)

Financing Activities
Net increase in demand deposits, money market, interest checking and savings accounts	25,511	29,739
Net increase in certificates of deposit	14,331	21,836
Net increase in securities sold under agreements to repurchase	1,264	2,118
Repayment of Federal Home Loan Bank advances	(11,000)	(14,000)
Share repurchase	(455)	(10)
Exercise of Stock Options	329	7
Dividends on Common Stock	(319)	(271)
Dividends on Preferred Stock	(244)	(244)

Net cash provided by financing activities	29,417	39,175

Increase in Cash and Cash Equivalents	28,728	15,070

Cash and Cash Equivalents, Beginning of Year	17,012	20,459

Cash and Cash Equivalents, End of Period	$45,740	$35,529

Supplemental Cash Flows Information

Interest paid	$866	$636
Income taxes paid	$203	$-
Transfer of loans to foreclosed assets	$-	$206

See notes to condensed consolidated financial statements (unaudited)

SB FINANCIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements reflect all adjustments that are, in the opinion of management, necessary to fairly present the financial position, results of operations and cash flows of the Company. Those adjustments consist only of normal recurring adjustments. Results of operations for the three months ended March 31, 2017, are not necessarily indicative of results for the complete year.

The condensed consolidated balance sheet of the Company as of December 31, 2016 has been derived from the audited consolidated balance sheet of the Company as of that date.

For further information, refer to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

The following paragraphs summarize the impact of new accounting pronouncements:

Accounting Standards Update (ASU) No. 2017-08: Premium Amortization on Purchased Callable Debt

This ASU amends the amortization period for certain purchased callable debt securities held at a premium. The Board is shortening the amortization period to the earliest call date. Currently, entities generally amortize the premium as an adjustment of yield over the contractual life of the instrument. The amendments in this ASU are effective for reporting periods beginning after December 15, 2018, and management does not believe the changes will have a material effect on the Company’s consolidated financial statements.

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

ASU No. 2017-03: Accounting Changes and Error Corrections (Topic 250)

This amendment includes the text of “SEC Staff Announcement: Disclosure of the Impact That Recently Issued Accounting Standards Will Have on the Financial Statements of a Registrant When Such Standards are Adopted in a Future Period.” This staff announcement applies to ASU No. 2014-09, ASU No. 2016-02 and ASU 2016-03. The Company has enhanced its disclosures regarding the impact that recently issued accounting standards adopted in a future period will have on its accounting and disclosures in this footnote.

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

ASU No. 2016-09: Stock Compensation (Topic 718)

This ASU affects all entities that issue share-based payment awards to their employees. The update is intended to simplify the accounting for these transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The Company adopted the amendments in this ASU, and management has determined that the impact on the Company’s consolidated financial statements is immaterial.

ASU No. 2014-09: Revenue from Contracts with Customers (Topic 606)

This ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets unless those contracts are within the scope of other standards. The core principle is that an entity should recognize revenue in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Management has determined that this update will not have a material impact on the Company’s consolidated financial statements.

NOTE 2 - EARNINGS PER SHARE

Earnings per share (EPS) have been computed based on the weighted average number of common shares outstanding during the periods presented. Included in the diluted EPS for March 31, 2017 are the impact of the full conversion of the Company’s depositary shares. Based upon the current conversion price of $10.2905, the 1,500,000 outstanding depositary shares are convertible into an aggregate of 1,457,662 common shares. For the three month period ended March 31, 2016, share-based awards totaling 35,424 common shares were not considered in computing diluted EPS as they were anti-dilutive. There were no anti-dilutive shares in 2017. The average number of common shares used in the computation of basic and diluted earnings per share were:

	Three Months Ended Mar. 31,
($ in thousands - except per share data)	2017	2016

Distributed earnings allocated to common shares	$319	$271
Undistributed earnings allocated to common shares	1,427	1,138

Net earnings allocated to common shares	1,746	1,409
Net earnings allocated to participating securities	3	2
Dividends on convertible preferred shares	244	244

Net Income allocated to common shares and participating securities	$1,993	$1,655

Weighted average shares outstanding for basic earnings per share	4,855	4,896
Dilutive effect of stock compensation	74	53
Dilutive effect of convertible shares	1,458	1,452

Weighted average shares outstanding for diluted earnings per share	6,387	6,401

Basic earnings per common share	$0.36	$0.29

Diluted earnings per common share	$0.31	$0.26

Note 3 - Securities

The amortized cost and appropriate fair values, together with gross unrealized gains and losses, of securities at March 31, 2017 and December 31, 2016 were as follows:

		Gross	Gross
($ in thousands)	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Available-for-Sale Securities:
March 31, 2017
U.S. Treasury and Government agencies	$21,105	$82	$(74)	$21,113
Mortgage-backed securities	72,469	217	(539)	72,147
State and political subdivisions	14,087	546	(26)	14,607
Equity securities	70	-	-	70

	$107,731	$845	$(639)	$107,937

		Gross	Gross
($ in thousands)	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Available-for-Sale Securities:
December 31, 2016:
U.S. Treasury and Government agencies	$13,341	$69	$(52)	$13,358
Mortgage-backed securities	62,035	204	(636)	61,603
State and political subdivisions	14,606	530	(39)	15,097
Equity securities	70	-	-	70

	$90,052	$803	$(727)	$90,128

The amortized cost and fair value of securities available for sale at March 31, 2017, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale
	Amortized	Fair
($ in thousands)	Cost	Value

Within one year	$101	$103
Due after one year through five years	12,372	12,503
Due after five years through ten years	12,160	12,324
Due after ten years	10,559	10,790
	35,192	35,720

Mortgage-backed securities & equity securities	72,539	72,217

Totals	$107,731	$107,937

The fair value of securities pledged as collateral, to secure public deposits and for other purposes, was $51.3 million at March 31, 2017 and $44.3 million at December 31, 2016. The fair value of securities delivered for repurchase agreements was $16.8 million at March 31, 2017 and $14.6 million at December 31, 2016.

There were no realized gains and losses from sales of available-for-sale securities for the three months ended March 31, 2017. For the three months ended March 31, 2016, there were gross gains of $0.11 million resulting from sales of available-for-sale securities, which was a reclassification from accumulated other comprehensive income (OCI) and was included in the net gain on sale of securities. The related $0.04 million in tax expense was a reclassification from OCI and was included in the income tax expense line item in the income statement.

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments was $66.8 million at March 31, 2017, and $52.2 million at December 31, 2016, which was approximately 62 and 58 percent, respectively, of the Company’s available-for-sale investment portfolio at such dates. Based on evaluation of available evidence, including recent changes in market interest rates, credit rating information and information obtained from regulatory filings, management believes the declines in fair value for these securities are temporary. Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.

Securities with unrealized losses, aggregated by investment class and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2017 and December 31, 2016 are as follows:

($ in thousands)	Less than 12 Months		12 Months or Longer		Total
March 31, 2017	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-Sale Securities:
U.S. Treasury and Government agencies	$14,252	$(74)	$-	$-	$14,252	$(74)
Mortgage-backed securities	50,810	(514)	669	(25)	51,479	(539)
State and Political subdivisions	1,105	(26)	-	-	1,105	(26)

	$66,167	$(614)	$669	$(25)	$66,836	$(639)

($ in thousands)	Less than 12 Months		12 Months or Longer		Total
December 31, 2016	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-Sale Securities:
U.S. Treasury and Government agencies	$6,044	$(52)	$-	$-	$6,044	$(52)
Mortgage-backed securities	44,344	(607)	703	(29)	45,047	(636)
State and political subdivisions	1,095	(39)	-	-	1,095	(39)

	$51,483	$(698)	$703	$(29)	$52,186	$(727)

The total potential unrealized loss as of March 31, 2017 in the securities portfolio was $0.64 million, which was down from the $0.73 million unrealized loss at December 31, 2016. Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concern warrants such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent of the Company to not sell the investment and whether it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost. Management has determined there is no other-than-temporary-impairment on these securities.

NOTE 4 - LOANS AND ALLOWANCE FOR LOAN LOSSES

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

Categories of loans at March 31, 2017 and December 31, 2016 include:

	Total Loans		Non-Accrual Loans
($ in thousands)	Mar. 2017	Dec. 2016	Mar. 2017	Dec. 2016

Commercial & Industrial	$102,022	$108,752	184	190
Commercial RE & Construction	282,951	284,084	939	1,194
Agricultural & Farmland	47,580	52,475	3	4
Residential Real Estate	136,762	142,452	1,126	1,162
Consumer & Other	57,037	56,335	130	187

Total Loans	$626,352	$644,098	$2,382	$2,737

Unearned Income	$370	$335

Total Loans, net of unearned income	$626,722	$644,433

Allowance for loan losses	$(7,679)	$(7,725)

The following tables present the activity in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of March 31, 2017, December 31, 2016 and March 31, 2016.

	Commercial	Commercial RE	Agricultural	Residential	Consumer
($’s in thousands)	& Industrial	& Construction	& Farmland	Real Estate	& Other	Total

ALLOWANCE FOR LOAN AND LEASE LOSSES
For the Three Months Ended - March 31, 2017

Beginning balance	$1,204	$3,321	$347	$1,963	$890	$7,725
Charge Offs	-	-	-	(22)	(29)	$(51)
Recoveries	1	-	1	-	3	5
Provision	(207)	(125)	121	72	139	-
Ending Balance	$998	$3,196	$469	$2,013	$1,003	$7,679

Loans Receivable at March 31, 2017
Allowance:
Ending balance: individually evaluated for impairment	$-	$96	$-	$119	$57	$272
Ending balance: collectively evaluated for impairment	$998	$3,100	$469	$1,894	$946	$7,407
Loans:
Ending balance: individually evaluated for impairment	$-	$1,318	$-	$1,700	$290	$3,308
Ending balance: collectively evaluated for impairment	$102,022	$281,633	$47,580	$135,062	$56,747	$623,044

	Commercial	Commercial RE	Agricultural	Residential	Consumer
($’s in thousands)	& Industrial	& Construction	& Farmland	Real Estate	& Other	Total

Loans Receivable at December 31, 2016
Allowance:
Ending balance: individually evaluated for impairment	$50	$119	$-	$124	$7	$300
Ending balance: collectively evaluated for impairment	$1,154	$3,202	$347	$1,839	$883	$7,425
Loans:
Ending balance: individually evaluated for impairment	$50	$1,578	$-	$1,919	$248	$3,795
Ending balance: collectively evaluated for impairment	$108,702	$282,506	$52,475	$140,533	$56,087	$640,303

	Commercial	Commercial RE	Agricultural	Residential	Consumer
($’s in thousands)	& Industrial	& Construction	& Farmland	Real Estate	& Other	Total

ALLOWANCE FOR LOAN AND LEASE LOSSES
For the Three Months Ended - March 31, 2016
Beginning balance	$914	$3,886	$204	$1,312	$674	$6,990
Charge Offs	(92)	-	-	-	(2)	$(94)
Recoveries	35	-	-	-	24	59
Provision	68	234	(16)	30	(66)	250
Ending Balance	$925	$4,120	$188	$1,342	$630	$7,205

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

The following tables present the credit risk profile of the Company’s loan portfolio based on rating category and payment activity as of March 31, 2017 and December 31, 2016.

March 31, 2017	Commercial	Commercial RE	Agricultural	Residential	Consumer
($ in thousands)	& Industrial	& Construction	& Farmland	Real Estate	& Other	Total

1-2	$1,096	$30	$9	$233	$1	$1,369
3	27,577	86,580	9,008	105,838	54,241	283,244
4	72,753	189,731	38,563	28,435	2,481	331,963
Total Pass (1 - 4)	101,426	276,341	47,580	134,506	56,723	616,576

Special Mention (5)	42	5,257	-	523	125	5,947
Substandard (6)	-	404	-	619	62	1,085
Doubtful (7)	554	949	-	1,114	127	2,744
Loss (8)	-	-	-	-	-	-
Total Loans	$102,022	$282,951	$47,580	$136,762	$57,037	$626,352

December 31, 2016	Commercial	Commercial RE	Agricultural	Residential	Consumer
($ in thousands)	& Industrial	& Construction	& Farmland	Real Estate	& Other	Total

1-2	$1,149	$33	$9	$234	$3	$1,428
3	28,461	89,406	9,985	113,403	53,386	294,641
4	78,517	188,007	42,481	26,510	2,625	338,140
Total Pass (1 - 4)	108,127	277,446	52,475	140,147	56,014	634,209

Special Mention (5)	-	5,030	-	518	123	5,671
Substandard (6)	150	1,291	-	625	61	2,127
Doubtful (7)	475	317	-	1,162	137	2,091
Loss (8)	-	-	-	-	-	-
Total Loans	$108,752	$284,084	$52,475	$142,452	$56,335	$644,098

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

Loss (8): Loans are considered uncollectable and of such little value that continuing to carry them as assets on the Company’s financial statement is not warranted. Loans will be classified Loss when it is neither practical nor desirable to defer writing off or reserving all or a portion of a basically worthless asset, even though partial recovery may be possible at some time in the future.

The following tables present the Company’s loan portfolio aging analysis as of March 31, 2017 and December 31, 2016.

($ in thousands)	30-59 Days	60-89 Days	Greater Than	Total Past		Total Loans
March 31, 2017	Past Due	Past Due	90 Days	Due	Current	Receivable

Commercial & Industrial	$430	$-	$148	$578	$101,444	$102,022
Commercial RE & Construction	12	-	689	701	282,250	282,951
Agricultural & Farmland	-	-	-	-	47,580	47,580
Residential Real Estate	412	107	106	625	136,137	136,762
Consumer & Other	123	6	94	223	56,814	57,037
Total Loans	$977	$113	$1,037	$2,127	$624,225	$626,352

($ in thousands)	30-59 Days	60-89 Days	Greater Than	Total Past		Total Loans
December 31, 2016	Past Due	Past Due	90 Days	Due	Current	Receivable

Commercial & Industrial	$35	$50	$104	$189	$108,563	$108,752
Commercial RE & Construction	254	883	59	1,196	282,888	284,084
Agricultural & Farmland	-	-	-	-	52,475	52,475
Residential Real Estate	123	201	115	439	142,013	142,452
Consumer & Other	185	45	148	378	55,957	56,335
Total Loans	$597	$1,179	$426	$2,202	$641,896	$644,098

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

The following tables present impaired loan information as of and for the three months ended March 31, 2017 and 2016, and for the twelve months ended December 31, 2016:

Three Months Ended		Unpaid		Average	Interest
March 31, 2017	Recorded	Principal	Related	Recorded	Income
($’s in thousands)	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Commercial & Industrial	$-	$-	$-	$-	$-
Commercial RE & Construction	629	629	-	644	12
Agricultural & Farmland	-	-	-	-	-
Residential Real Estate	1,131	1,174	-	1,355	18
Consumer & Other	124	124	-	139	2
All Impaired Loans < $100,000	619	619	-	619	-
With a specific allowance recorded:
Commercial & Industrial	-	-	-	-	-
Commercial RE & Construction	689	689	96	788	(2)
Agricultural & Farmland	-	-	-	-	-
Residential Real Estate	569	569	119	637	7
Consumer & Other	166	166	57	167	1
Totals:
Commercial & Industrial	$-	$-	$-	$-	$-
Commercial RE & Construction	$1,318	$1,318	$96	$1,432	$10
Agricultural & Farmland	$-	$-	$-	$-	$-
Residential Real Estate	$1,700	$1,743	$119	$1,992	$25
Consumer & Other	$290	$290	$57	$306	$3
All Impaired Loans < $100,000	$619	$619	$-	$619	$-

Twelve Months Ended		Unpaid		Average	Interest
December 31, 2016	Recorded	Principal	Related	Recorded	Income
($’s in thousands)	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Commercial & Industrial	$-	$-	$-	$-	$-
Commercial RE & Construction	637	637	-	655	24
Agricultural & Farmland	-	-	-	-	-
Residential Real Estate	1,248	1,290	-	1,470	70
Consumer & Other	129	129	-	151	11
All Impaired Loans < $100,000	452	452	-	452	-
With a specific allowance recorded:
Commercial & Industrial	50	50	50	50	3
Commercial RE & Construction	941	941	119	1,010	45
Agricultural & Farmland	-	-	-	-	-
Residential Real Estate	671	672	124	751	30
Consumer & Other	119	118	7	123	7
Totals:
Commercial & Industrial	$50	$50	$50	$50	$3
Commercial RE & Construction	$1,578	$1,578	$119	$1,665	$69
Agricultural & Farmland	$-	$-	$-	$-	$-
Residential Real Estate	$1,919	$1,962	$124	$2,221	$100
Consumer & Other	$248	$247	$7	$274	$18
All Impaired Loans < $100,000	$452	$452	$-	$452	$-

Three Months Ended	Average Recorded	Interest Income
March 31, 2016	Investment	Recognized

With no related allowance recorded:
Commercial & Industrial	$-	$-
Commercial RE & Construction	667	4
Agricultural & Farmland	-	-
Residential Real Estate	1,137	15
Consumer & Other	98	2
All Impaired Loans < $100,000	381	-
With a specific allowance recorded:
Commercial & Industrial	-	-
Commercial RE & Construction	4,924	-
Agricultural & Farmland	-	-
Residential Real Estate	1,063	11
Consumer & Other	363	5
Totals:
Commercial & Industrial	$-	$-
Commercial RE & Construction	$5,591	$4
Agricultural & Farmland	$-	$-
Residential Real Estate	$2,200	$26
Consumer & Other	$461	$7
All Impaired Loans < $100,000	$381	$-

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

The following presents the activity of TDRs during the three months ended March 31 2016. During the first three months of 2017, there was no TDR activity.

	March 31, 2016
($ in thousands)	Number of Loans	Pre- Modification Recorded Balance	Post Modification Recorded Balance

Residential Real Estate	-	$-	$-
Commercial	-	-	-
Consumer & Other	1	222	-

Total Modifications	1	$222	$-

($ in thousands)	Interest			Total
	Only	Term	Combination	Modification

Residential Real Estate	$-	$-	$-	$-
Commercial	-	-	-	-
Consumer & Other	-	222	-	222

Total Modifications	$-	$222	$-	$222

There were no TDR’s modified during the past twelve months that have subsequently defaulted as of March 31, 2017.

NOTE 5 - DERIVATIVE FINANCIAL INSTRUMENTS AND REPURCHASE AGREEMENTS

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

Non-designated Hedges

The Company does not use derivatives for trading or speculative purposes. Derivatives not designated as hedges are not speculative and result from a service the Company provides to certain customers. The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. Those interest rate swaps are simultaneously offset by interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. As of March 31, 2017 and December 31, 2016, the notional amount of customer-facing swaps was approximately $29.7 million and $33.2 million, respectively. The same amounts were offset with third party counterparties, as described above.

The Company has minimum collateral posting thresholds with its derivative counterparties. As of March 31, 2017 and December 31, 2016, the Company had posted cash as collateral in the amount of $0.0 million and $0.1 million, respectively.

The table below presents the fair value of the Company’s derivative financial instruments, as well as their classification on the Balance Sheet, as of March 31, 2017 and December 31, 2016.

	Asset Derivatives		Liability Derivatives
	March 31, 2017		March 31, 2017
($ in thousands)	Balance Sheet	Fair	Balance Sheet	Fair
	Location	Value	Location	Value
Derivatives not designated as hedging instruments:
Interest rate contracts	Other Assets	$611	Other Liabilities	$611

	Asset Derivatives		Liability Derivatives
	December 31, 2016		December 31, 2016
($ in thousands)	Balance Sheet	Fair	Balance Sheet	Fair
	Location	Value	Location	Value
Derivatives not designated as hedging instruments:
Interest rate contracts	Other Assets	$623	Other Liabilities	$623

The Company’s derivative financial instruments had no net effect on the condensed consolidated Income Statements for the three months ended March 31, 2017 and 2016.

Securities Sold Under Repurchase Agreements

State Bank has retail repurchase agreements to facilitate cash management transactions with commercial customers. These obligations are secured by agency and mortgage-backed securities and such collateral is held by the Federal Home Loan Bank. The agreements mature within one month. These repurchase agreements are secured by agency securities and mortgage-backed securities with corresponding liabilities of $3.5 million and of $13.3 million. These securities have various maturity dates beyond 2020.

NOTE 6 - FAIR VALUE OF ASSETS AND LIABILITIES

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

The following table presents the fair value measurements of assets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2017 and December 31, 2016.

Fair Value Measurements Using:

($ in thousands) Available-for-Sale Securities:	Fair Values at 3/31/17	(Level 1)	(Level 2)	(Level 3)
U.S. Treasury and Government Agencies	$21,113	$-	$21,113	$-
Mortgage-backed securities	72,147	-	72,147	-
State and political subdivisions	14,607	-	14,607	-
Equity securities	70	-	70	-
Interest rate contracts - assets	611	-	611	-
Interest rate contracts - liabilities	(611)	-	(611)	-

Fair Value Measurements Using:

($ in thousands) Available-for-Sale Securities:	Fair Values at 12/31/2016	(Level 1)	(Level 2)	(Level 3)
U.S. Treasury and Government Agencies	$13,358	$-	$13,358	$-
Mortgage-backed securities	61,603	-	61,603	-
State and political subdivisions	15,097	-	15,097	-
Equity securities	70	-	70	-
Interest rate contracts - assets	623	-	623	-
Interest rate contracts - liabilities	(623)	-	(623)	-

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

Collateral-dependent Impaired Loans, NET of ALLL

Loans for which it is probable the Company will not collect all principal and interest due according to contractual terms are measured for impairment. The estimated fair value of collateral-dependent impaired loans is based on the appraised value of the collateral, less estimated cost to sell. Collateral-dependent impaired loans are classified within Level 3 of the fair value hierarchy. This method requires obtaining an independent appraisal of the collateral, which is reviewed for accuracy and consistency by Credit Administration. These appraisers are selected from the list of approved appraisers maintained by management. The appraised values are reduced by applying a discount factor to the value based on the Company’s loan review policy. All impaired loans held by the Company were collateral dependent at March 31, 2017 and December 31, 2016.

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

Fair Value Measurements Using:

($ in thousands) Description	Fair Values at 3/31/2017	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$593	$-	$-	$593
Mortgage Servicing Rights	2,402	-	-	2,402

($ in thousands) Description	Fair Values at 12/31/2016	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$786	$-	$-	$786
Mortgage Servicing Rights	1,993	-	-	1,993

Level 1 - Quoted Prices in Active Markets for Identical Assets

Level 2 - Significant Other Observable Inputs

Level 3 - Significant Unobservable Inputs

	Fair Value at	Valuation			Range (Weighted
($’s in thousands)	3/31/2017	Technique	Unobservable Inputs		Average)

Collateral-dependent impaired loans	$593	Market comparable	Comparability adjustments	(%)	Not available
		properties
Mortgage servicing rights	2,402	Discounted cash flow	Discount Rate		9.77%
			Constant prepayment rate		7.50%
			P&I earnings credit		0.98%
			T&I earnings credit		2.03%
			Inflation for cost of servicing		1.50%

	Fair Value at	Valuation			Range (Weighted
($’s in thousands)	12/31/2016	Technique	Unobservable Inputs		Average)

Collateral-dependent impaired loans	$786	Market comparable	Comparability adjustments	(%)	Not available
		properties
Mortgage servicing rights	1,993	Discounted cash flow	Discount Rate		9.65%
			Constant prepayment rate		7.61%
			P&I earnings credit		0.76%
			T&I earnings credit		1.60%
			Inflation for cost of servicing		1.50%

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements.

There were no changes in the inputs or methodologies used to determine fair value at March 31, 2017 as compared to December 31, 2016.

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

Loans

The estimated fair value for loans receivable is based on estimates of the rate State Bank would charge for similar loans at March 31, 2017 and December 31, 2016, applied for the time period until the loans are assumed to re-price or be paid.

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

Deposits, FHLB advances & Repurchase agreements

Deposits include demand deposits, savings accounts, NOW accounts and certain money market deposits. The carrying amount approximates the fair value. The estimated fair value for fixed-maturity time deposits, as well as borrowings, is based on estimates of the rate State Bank could pay on similar instruments with similar terms and maturities at March 31, 2017 and December 31, 2016.

Loan Commitments

The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. The estimated fair values for other financial instruments and off-balance-sheet loan commitments approximate cost at March 31, 2017 and December 31, 2016 and are not considered significant to this presentation.

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

	March 31, 2017
	Carrying	Fair Value Measurements Using
	Amount	(Level 1)	(Level 2)	(Level 3)

Financial assets
Cash and cash equivalents	$45,740	$45,740	$-	$-
Loans held for sale	5,104	-	5,212	-
Loans, net of allowance for loan losses	619,043	-	-	620,113
Federal Reserve and FHLB Bank stock	3,748	-	3,748	-
Mortgage servicing rights	8,727	-	-	10,151
Accrued interest receivable	1,462	-	1,462	-

Financial liabilities
Deposits	$712,915	$124,664	$591,668	$-
FHLB advances	15,500	-	15,515	-
Repurchase agreements	11,796	-	11,796	-
Trust preferred securities	10,310	-	7,408	-
Accrued interest payable	450	-	450	-

	December 31, 2016
	Carrying	Fair Value Measurements Using
	Amount	(Level 1)	(Level 2)	(Level 3)

Financial assets
Cash and due from banks	$17,012	$17,012	$-	$-
Loans held for sale	4,434	-	4,503	-
Loans, net of allowance for loan losses	636,708	-	-	636,909
Federal Reserve and FHLB Bank stock, at cost	3,748	-	3,748	-
Mortgage servicing rights	8,422	-	-	9,656
Accrued interest receivable	1,512	-	1,512	-

Financial liabilities
Deposits	$673,073	$125,189	$550,990	$-
FHLB advances	26,500	-	26,477	-
Repurchase agreements	10,532	-	10,532	-
Trust preferred securities	10,310	-	7,422	-
Accrued interest payable	408	-	408	-

NOTE 7 - MORTGAGE SERVICING RIGHTS

Mortgage loans serviced for others are not included in the accompanying balance sheets. The unpaid principal balance of mortgage loans serviced for others approximated $917.4 million at March 31, 2017 and $899.7 million at December 31, 2016. Contractually specified servicing fees of approximately $0.6 million and $0.5 million were included in mortgage loan servicing fees in the income statement for the periods ending March 31, 2017 and 2016, respectively.

The following table summarizes mortgage servicing rights capitalized and related amortization, along with activity in the related valuation allowance:

($ in thousands)	2017	2016

Carrying amount, January 1	$8,422	$7,152
Mortgage servicing rights capitalized during the year	488	395
Mortgage servicing rights amortization during the year	(218)	(172)
Net change in valuation allowance	35	(767)
Carrying amount, March 31	$8,727	$6,608

Valuation allowance:
January 1	$228	$296
Increase/(reduction)	(35)	767
March 31	$193	$1,063

NOTE 8 - SHARE BASED COMPENSATION

In April 2008, the shareholders approved a share-based incentive compensation plan, the SB Financial Group, Inc. 2008 Stock Incentive Plan (the “2008 Plan”). The 2008 Plan permits the grant or award of incentive stock options, nonqualified stock options; stock appreciation rights (“SARs”) and restricted stock for up to 250,000 Common shares of the Company. Option awards are granted with an exercise price equal to the market price of the Company’s stock at the date of grant and those option awards vest based on 5 years of continuous service and have 10-year contractual terms.

A summary of incentive option activity under the Company’s plans as of March 31, 2017 and changes during the quarter then ended, is presented below:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Term

Outstanding, December 31, 2016	145,894	$7.85
Granted	-	-
Exercised	(36,517)	10.29
Forfeited	-	-
Expired	(10,127)	11.50
Outstanding, March 31, 2017	99,250	6.97	2.90

Exercisable, March 31, 2017	99,250	6.97	2.90

A summary of restricted stock activity under the Company’s plans as of March 31, 2017 and changes during the quarter then ended, is presented below:

	Shares	Weighted-Average Value per Share

Nonvested, December 31, 2016	35,498	$9.44
Granted	24,352	18.84
Vested	(13,429)	9.04
Forfeited	-	-
Nonvested, March 31, 2017	46,421	$14.57

NOTE 9 - GENERAL LITIGATION

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Information

This Quarterly Report on Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains certain forward-looking statements that are provided to assist in the understanding of anticipated future financial performance. Forward-looking statements provide current expectations or forecasts of future events and are not guarantees of future performance. Examples of forward-looking statements include: (a) projections of income or expense, earnings per share, the payment or non-payment of dividends, capital structure and other financial items; (b) statements of plans and objectives of the Company or our management or Board of Directors, including those relating to products or services; (c) statements of future economic performance; (d) statements regarding future customer attraction or retention; and (e) statements of assumptions underlying such statements. Words such as “anticipates”, “believes”, “plans”, “intends”, “expects”, “projects”, “estimates”, “should”, “may”, “would be”, “will allow”, “will likely result”, “will continue”, “will remain”, or other similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying those statements. Forward-looking statements are based on management’s expectations and are subject to a number of risks and uncertainties. Although management believes that the expectations reflected in such forward-looking statements are reasonable, actual results may differ materially from those expressed or implied in such statements. Risks and uncertainties that could cause actual results to differ materially include, without limitation, risks and uncertainties inherent in the national and regional banking industry, changes in economic conditions in the market areas in which the Company and its subsidiaries operate, changes in policies by regulatory agencies, changes in accounting standards and policies, changes in tax laws, fluctuations in interest rates, demand for loans in the market areas in which the Company and its subsidiaries operate, increases in FDIC insurance premiums, changes in the competitive environment, losses of significant customers, geopolitical events and the loss of key personnel. Additional detailed information concerning a number of important factors which could cause actual results to differ materially from the forward-looking statements contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations is available in the Company’s filings with the Securities and Exchange Commission, including the risks identified under the heading “Item 1A. Risk Factors” of Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016. Undue reliance should not be placed on the forward-looking statements, which speak only as of the date hereof. Except as may be required by law, the Company undertakes no obligation to update any forward-looking statement to reflect unanticipated events or circumstances after the date on which the statement is made.

Overview of SB Financial

SB Financial Group, Inc. (“SB Financial” or the “Company”) is an Ohio corporation and a bank holding company registered with the Federal Reserve Board. SB Financial’s wholly-owned subsidiary, The State Bank and Trust Company (“State Bank”), is an Ohio-chartered bank engaged in commercial banking. SB Financial’s technology subsidiary, Rurbanc Data Services, Inc. dba RDSI Banking Systems (“RDSI”), provides item processing services to community banks and businesses.

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

State Bank Insurance, LLC (“SBI”) is an Ohio corporation and a wholly owned subsidiary of State Bank incorporated in June of 2010. SBI is an insurance company that engages in the sale of insurance products to retail and commercial customers of State Bank.

Unless the context indicates otherwise, all references herein to “we”, “us”, “our”, or the “Company” refer to SB Financial Group, Inc. and its consolidated subsidiaries.

Critical Accounting Policies

Note 1 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 describes the significant accounting policies used in the development and presentation of the Company’s financial statements. The accounting and reporting policies of the Company are in accordance with accounting principles generally accepted in the United States and conform to general practices within the banking industry. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. The Company’s financial position and results of operations can be affected by these estimates and assumptions and are integral to the understanding of reported results. Critical accounting policies are those policies that management believes are the most important to the portrayal of the Company’s financial condition and results, and they require management to make estimates that are difficult, subjective, and/or complex.

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

Three Months Ended March 31, 2017 compared to Three Months Ended March 31, 2016

Net Income: Net income for the first quarter of 2017 was $2.0 million compared to net income of $1.7 million for the first quarter of 2016, an increase of 20 percent. Earnings per diluted share (EPS) of $0.31 were up 19 percent from the $0.26 for the first quarter of 2016.

Provision for Loan Losses: The first quarter provision for loan losses was $0.0 million compared to $0.25 million for the year-ago quarter. Net charge-offs for the quarter were $0.05 million compared to $0.04 million for the year-ago quarter. Total delinquent loans ended the quarter at $2.1 million, or 0.34 percent of total loans, which was down $4.3 million from the prior year.

Asset Quality Review – For the Period Ended ($’s in Thousands)	Mar. 31, 2017	Mar. 31, 2016
Net charge-offs	$46	$35
Nonaccruing loans	2,382	6,584
Accruing Trouble Debt Restructures	1,383	1,482
Nonaccruing and restructured loans	3,765	8,066
OREO / OAO	950	406
Nonperforming assets	4,715	8,472
Nonperforming assets/Total assets	0.56%	1.09%
Allowance for loan losses/Total loans	1.23%	1.25%
Allowance for loan losses/Nonperforming loans	204.0%	89.3%

Consolidated Revenue: Total revenue, consisting of net interest income and noninterest income, was $10.3 million for the first quarter of 2017, an increase of $0.7 million, or 7.9 percent, from the $9.6 million generated during the 2016 first quarter.

Net interest income was $6.5 million, which is up $0.4 million from the prior year first quarter’s $6.1 million. The Company’s earning assets increased $72.5 million, coupled with a 10 basis point decrease in the yield on earning assets. The net interest margin for the first quarter of 2017 was 3.59 percent compared to 3.75 percent for the first quarter of 2016. Funding cost for interest bearing liabilities for the first quarter of 2017 were 0.60 percent compared to 0.51 percent for the prior year first quarter.

Noninterest income was $3.8 million for the 2017 first quarter, which is up $0.4 million from the prior year first quarter’s $3.4 million. In addition to the mortgage revenue detailed below, gains from the sale of non-mortgage loans was $0.4 million and wealth management revenue was $0.7 million. Noninterest income as a percentage of average assets for the first quarter of 2017 was 1.84 percent compared to 1.81 percent for the prior year first quarter.

State Bank originated $56.7 million of mortgage loans for the first quarter of 2017, of which $50.5 million was sold with the remainder in loans held for investment. This compares to $71.9 million for the first quarter of 2016, of which $59.4 million was sold with the remainder in loans held for investment. These first quarter 2017 originations and subsequent sales resulted in $1.3 million of gains, down $0.1 million from the gains for the first quarter of 2016. Net mortgage banking revenue was $1.6 million for the first quarter of 2017 compared to $0.9 million for the first quarter of 2016. The 2016 first quarter included an $0.8 million negative valuation impairment on our mortgage servicing rights, due to increased prepayment speeds in the portfolio.

Consolidated Noninterest Expense: Noninterest expense for the first quarter of 2017 was $7.4 million, which is up $0.5 million compared to $6.9 million in the prior-year first quarter. Total staffing levels are up 6 percent as additional resources have been placed in mortgage, wealth management and private banking.

Income Taxes: Income taxes for the first quarter of 2017 were $0.9 million (effective rate 31.9 percent) compared to $0.8 million (effective rate 31.2 percent) for the first quarter of 2016. This increase was driven by the increase in pretax income for the Company.

Changes in Financial Condition

Total assets at March 31, 2017 were $846.8 million, an increase of $30.8 million or 3.8 percent since 2016 year end. Total loans, net of unearned income, were $626.7 million as of March 31, 2017, down $17.7 million from year-end, a decrease of 2.7 percent.

Total deposits at March 31, 2017 were $712.9 million, an increase of $39.8 million or 5.9 percent since 2016 year end. Borrowed funds (consisting of FHLB advances, and REPOs) totaled $27.3 million at March 31, 2017. This is down from year-end when borrowed funds totaled $37.0 million due to an decrease in FHLB advances of $11.0 million. Total equity for the Company of $88.0 million now stands at 10.4 percent of total assets, which is up from the December 31, 2016 level of $86.5 million and 10.6 percent of total assets.

The allowance for loan loss of $7.7 million is down from the 2016 year end by 0.6 percent. This decrease combined with the loan decline of 2.8 percent results in an allowance to loans of 1.23 percent. The 1.23 percent level is considered appropriate by management given the risk profile of the portfolio.

Capital Resources

As of March 31, 2017, based on the computations for the call report the Bank is classified as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, State Bank must maintain capital ratios as set forth in the table below. There are no conditions or events since March 31, 2017 that management believes have changed State Bank’s capital classification.

State Bank’s actual capital levels and ratios as of March 31, 2017 and December 31, 2016 are presented in the following table. Capital levels are presented for State Bank only as the Company is now exempt from quarterly reporting on capital levels at the holding company level ($’s in thousands):

					To Be Well Capitalized Under
			For Capital Adequacy		Prompt Corrective Action
	Actual		Purposes		Procedures
($ in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2017
Tier I Capital to average assets	$76,096	9.40%	$28,528	4.0%	$35,660	5.0%
Tier I Common equity capital to risk-weighted assets	76,096	10.67%	32,094	4.5%	46,358	6.5%
Tier I Capital to risk-weighted assets	76,096	10.67%	42,792	6.0%	57,056	8.0%
Total Risk-based capital to risk-weighted assets	83,775	11.75%	57,056	8.0%	71,320	10.0%

As of December 31, 2016
Tier I Capital to average assets	$74,183	9.31%	$31,875	4.0%	$39,844	5.0%
Tier I Common equity capital to risk-weighted assets	74,183	10.28%	32,477	4.5%	46,912	6.5%
Tier I Capital to risk-weighted assets	74,183	10.28%	43,303	6.0%	57,737	8.0%
Total Risk-based capital to risk-weighted assets	81,908	11.35%	57,738	8.0%	72,172	10.0%

Effective January 1, 2015, new regulatory capital requirements commonly referred to as “Basel III” were implemented and are reflected in the March 31, 2017 capital table above. Management opted out of the accumulated other comprehensive income treatment under the new requirements and as such unrealized gains and losses from available-for-sale securities will continue to be excluded from State Banks regulatory capital.

LIQUIDITY

Liquidity relates primarily to the Company’s ability to fund loan demand, meet deposit customers’ withdrawal requirements and provide for operating expenses. Assets used to satisfy these needs consist of cash and due from banks, federal funds sold, interest-earning deposits in other financial institutions, securities available-for-sale and loans held for sale. These assets are commonly referred to as liquid assets. Liquid assets were $158.8 million at March 31, 2017, compared to $111.6 million at December 31, 2016.

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

The Company’s commercial real estate, first mortgage residential, agricultural and multi-family mortgage portfolio of $467.3 million at March 31, 2017 and $479.0 million at December 31, 2016, which can and has been used to collateralize borrowings, is an additional source of liquidity. Management believes the Company’s current liquidity level, without these borrowings, is sufficient to meet its liquidity needs. At March 31, 2017, all eligible commercial real estate, first mortgage residential and multi-family mortgage loans were pledged under an FHLB blanket lien.

The cash flow statements for the periods presented provide an indication of the Company’s sources and uses of cash, as well as an indication of the ability of the Company to maintain an adequate level of liquidity. A discussion of the cash flow statements for the three months ended March 31, 2017 and 2016 follows.

The Company experienced positive cash flows from operating activities for the three months ended March 31, 2017 and March 31, 2016. Net cash provided by operating activities was $0.6 million for the three months ended March 31, 2017 and $3.1 million for the three months ended March 31, 2016. Highlights for the current year include $46.4 million in proceeds from the sale of loans, which is down $9.1 million from the prior year. Originations of loans held for sale was a use of cash of $46.4 million, which is also down from the prior year, by $6.0 million. For the three months ended March 31, 2017, there was a gain on sale of loans of $1.7 million, and depreciation and amortization of $0.4 million.

The Company experienced negative cash flows from investing activities for the three months ended March 31, 2017 and March 31, 2016. Net cash flows used in investing activities was $1.3 million for the three months ended March 31, 2017 and $27.2 million for the three months ended March 31, 2016. Highlights for the three months ended March 31, 2017 include $23.3 million in purchases of available-for-sale securities. These cash payments were offset by $5.5 million in proceeds from maturities and sales of securities, which is up $1.6 million from the prior three-month period. The Company experienced a $17.7 million decrease in loans, which is down $37.4 million from the prior year three-month period.

The Company experienced positive cash flows from financing activities for the three months ended March 31, 2017 and March 31, 2016. Net cash flow provided by financing activities was $29.4 million for the three months ended March 31, 2017 and $39.2 million for the three months ended March 31, 2016. Highlights for the current period include a $25.5 million increase in transaction deposits for the three months ended March 31, 2017, which is down from the $29.7 million increase in transaction deposits for the three months ended March 31, 2016. Certificates of deposit increased by $14.3 million in the current year compared to an increase of $21.8 million for the prior year.

ALCO uses an economic value of equity (“EVE”) analysis to measure risk in the balance sheet incorporating all cash flows over the estimated remaining life of all balance sheet positions. The EVE analysis calculates the net present value of the Company’s assets and liabilities in rate shock environments that range from -400 basis points to +400 basis points. The likelihood of a decrease in rates as of March 31, 2017 and December 31, 2016 was considered unlikely given the current interest rate environment and therefore, only the minus 100 basis point rate change was included in this analysis. The results of this analysis are reflected in the following tables for March 31, 2017 and December 31, 2016.

March 31, 2017 Economic Value of Equity ($’s in thousands)
Change in Rates	$ Amount	$ Change	% Change
+400 basis points	$173,064	$28,961	20.10%
+300 basis points	167,377	23,274	16.15
+200 basis points	161,045	16,942	11.76
+100 basis points	153,321	9,218	6.40
Base Case	144,103	-	-
-100 basis points	134,098	(10,005)	(6.94)

December 31, 2016 Economic Value of Equity ($’s in thousands)
Change in Rates	$ Amount	$ Change	% Change
+400 basis points	$169,809	$26,322	18.34%
+300 basis points	164,815	21,328	14.86
+200 basis points	159,285	15,798	11.01
+100 basis points	152,119	8,632	6.02
Base Case	143,487	-	-
-100 basis points	134,175	(9,312)	(6.49)

Off-Balance-Sheet Borrowing Arrangements:

Significant additional off-balance-sheet liquidity is available in the form of FHLB advances and unused federal funds lines from correspondent banks. Management expects the risk of changes in off-balance-sheet arrangements to be immaterial to earnings.

The Company’s commercial real estate, first mortgage residential, agricultural and multi-family mortgage portfolios in the total amount of $467.3 million were pledged to meet FHLB collateralization requirements as of March 31, 2017. Based on the current collateralization requirements of the FHLB, the Company had approximately $63.5 million of additional borrowing capacity at March 31, 2017. The Company also had $39.7 million in unpledged securities to pledge for additional borrowings.

The Company’s contractual obligations as of March 31, 2017 were comprised of long-term debt obligations, other debt obligations, operating lease obligations and other long-term liabilities. Long-term debt obligations were comprised of FHLB Advances of $15.5 million and Trust Preferred Securities of $10.3 million. Total time deposits at March 31, 2017 were $212.0 million, of which $113.5 million mature beyond one year.

In addition, as of March 31, 2017, the Company had commitments to sell mortgage loans totaling $32.8 million. The Company believes that it has adequate resources to fund commitments as they arise and that it can adjust the rate on savings certificates to retain deposits in changing interest rate environments. If the Company requires funds beyond its internal funding capabilities, advances from the FHLB of Cincinnati and other financial institutions are available.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Management believes there has been no material change in the Company’s market risk from the information contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2016.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended March 31, 2017, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

In the ordinary course of our business, the Company and its subsidiaries are parties to various legal actions which we believe are incidental to the operation of our business. Although the ultimate outcome and amount of liability, if any, with respect to these legal actions cannot presently be ascertained with certainty, in the opinion of management, based upon information currently available to us, any resulting liability is not likely to have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

Item 1A. Risk Factors

There are certain risks and uncertainties in our business that could cause our actual results to differ materially from those anticipated. A detailed discussion of our risk factors is included in “Item 1A. Risk Factors” of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. There have been no material changes to the risk factors as presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not Applicable

(b)	Not Applicable

(c)	Repurchases of Common Shares

The table below includes certain information regarding the Company’s purchase of SB Financial Group, Inc. common stock during the quarterly period ended March 31, 2017:

	Total # of Shares Purchased	Weighted Avg. Price per Share	Total # of Shares Purchased Under Program	Maximum # of Shares yet to be Purchased Under Program

01/01/17 - 01/31/17	15,700	$15.62	87,365	112,635

02/01/17 - 02/28/17	-	$-	87,365	112,635

03/01/17 - 03/31/17	16,122	$16.89	103,487	96,513

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

Not applicable

Item 6. Exhibits

Exhibits
10.1	–	SB Financial Group 2017 Stock Incentive Plan
31.1	–	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)
31.2	–	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer)
32.1	–	Section 1350 Certification (Principal Executive Officer)
32.2	–	Section 1350 Certification (Principal Financial Officer)

101.INS	–	XBRL Instance Document.
101.SCH	–	XBRL Taxonomy Extension Schema Document.
101.CAL	–	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	–	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	–	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	–	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

SB FINANCIAL GROUP, INC.

Date: May 10, 2017	By:	/s/ Mark A. Klein
Mark A. Klein
Chairman, President & CEO

	By:	/s/ Anthony V. Cosentino
Anthony V. Cosentino
Executive Vice President &
Chief Financial Officer

