Form 10-Q
period 2017-06-30
SB FINANCIAL GROUP, INC.
filed 2017-08-11
CIK 767405

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

OR

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THESECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Title of each class	Name of each exchange on which registered
Common Shares, No Par Value	The NASDAQ Stock Market, LLC
4,798,167 Outstanding at August 10, 2017	(NASDAQ Capital Market)

SB FINANCIAL GROUP, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SB Financial Group, Inc.

Condensed Consolidated Balance Sheets
June 30, 2017 and December 31, 2016

	June	December
($ in Thousands)	2017	2016
ASSETS	(Unaudited)
Cash and due from banks	$21,385	$17,012

Securities available for sale, at fair value	103,347	90,128
Other securities - FRB and FHLB Stock	3,748	3,748
Total investment securities	107,095	93,876

Loans held for sale	9,437	4,434

Loans, net of unearned income	651,589	644,433
Allowance for loan losses	(7,825)	(7,725)
Net loans	643,764	636,708

Premises and equipment, net	20,740	19,129
Cash surrender value of life insurance	13,859	13,725
Goodwill & other intangibles	16,417	16,422
Foreclosed assets held for sale, net	94	994
Mortgage servicing rights	9,217	8,422
Accrued interest receivable	1,411	1,512
Other assets	4,249	3,771
Total assets	$847,668	$816,005

LIABILITIES AND EQUITY
Deposits
Non interest bearing demand	$124,213	$125,189
Interest bearing demand	127,409	131,598
Savings	104,720	95,594
Money market	130,987	122,976
Time deposits	220,004	197,716
Total deposits	707,333	673,073

Advances from Federal Home Loan Bank	20,500	26,500
Repurchase agreements	11,175	10,532
Trust preferred securities	10,310	10,310
Accrued interest payable	563	408
Other liabilities	8,756	8,634
Total liabilities	758,637	729,457

Commitments & Contingent Liabilities	-	-

Stockholders’ Equity
Preferred stock, Series A	13,983	13,983
Common stock	12,569	12,569
Additional paid-in capital	15,260	15,362
Retained earnings	49,851	46,688
Accumulated other comprehensive income	340	51
Treasury stock, at cost	(2,972)	(2,105)
Total equity	89,031	86,548

Total liabilities and equity	$847,668	$816,005

See notes to condensed consolidated financial statements (unaudited)

Note: The balance sheet at December 31, 2016 has been derived from the audited consolidated financial statements at that date

SB FINANCIAL GROUP, INC.

Condensed Consolidated Statements of Income - (Unaudited)

($ in thousands, except share data)	Three Months Ended		Six Months Ended
	June	June	June	June
Interest income	2017	2016	2017	2016
Loans
Taxable	$7,243	$6,648	$14,043	$12,908
Nontaxable	21	24	41	33
Securities
Taxable	569	392	1,030	794
Nontaxable	133	149	266	305
Total interest income	7,966	7,213	15,380	14,040

Interest expense
Deposits	863	647	1,611	1,192
Repurchase Agreements & Other	6	4	10	9
Federal Home Loan Bank advances	63	77	149	183
Trust preferred securities	71	62	141	121
Total interest expense	1,003	790	1,911	1,505

Net interest income	6,963	6,423	13,469	12,535

Provision for loan losses	200	-	200	250

Net interest income after provision for loan losses	6,763	6,423	13,269	12,285

Noninterest income
Wealth Management Fees	704	643	1,371	1,276
Customer service fees	667	680	1,307	1,360
Gain on sale of mtg. loans & OMSR’s	2,063	2,284	3,313	3,667
Mortgage loan servicing fees, net	241	(273)	624	(719)
Gain on sale of non-mortgage loans	369	151	799	600
Data service fees	184	233	377	510
Net gain on sale of securities	-	92	-	203
Gain/(loss) on sale/disposal of assets	-	186	2	208
Other income	234	311	471	641
Total non-interest income	4,462	4,307	8,264	7,746

Noninterest expense
Salaries and employee benefits	4,667	4,314	9,053	8,093
Net occupancy expense	552	524	1,112	1,089
Equipment expense	683	639	1,324	1,234
Data processing fees	396	339	766	644
Professional fees	417	326	780	642
Marketing expense	206	199	401	370
Telephone and communication	113	102	229	201
Postage and delivery expense	59	162	233	359
State, local and other taxes	170	171	337	270
Employee expense	183	128	328	246
Other expenses	360	503	625	1,154
Total non-interest expense	7,806	7,407	15,188	14,302

Income before income tax expense	3,419	3,323	6,345	5,729
Income tax expense	1,102	1,058	2,035	1,809

Net income	$2,317	$2,265	$4,310	$3,920

Preferred Stock Dividends	244	244	488	488

Net income available to common shareholders	2,073	2,021	3,822	3,432

Common share data:
Basic earnings per common share	$0.43	$0.41	$0.79	$0.70
Diluted earnings per common share	$0.37	$0.35	$0.68	$0.61

Average common shares outstanding (in thousands):
Basic:	4,827	4,893	4,839	4,894
Diluted:	6,351	6,390	6,366	6,396

See notes to condensed consolidated financial statements (unaudited)

SB Financial Group, Inc.

Condensed Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended Jun. 30,		Six Months Ended Jun. 30,
($’s in thousands)	2017	2016	2017	2016

Net income	$2,317	$2,265	$4,310	$3,920
Other comprehensive income:
Available-for-sale investment securities:
Gross unrealized holding gain arising in the period	309	480	439	1,570
Related tax expense	(105)	(163)	(149)	(534)
Less: Reclassification for gain realized in income	-	(92)	-	(203)
Related tax expense	-	31	-	69
Net effect on other comprehensive income	204	256	290	902
Total comprehensive income	$2,521	$2,521	$4,600	$4,822

See notes to condensed consolidated financial statements (unaudited)

SB Financial Group, Inc.

Condensed Consolidated Statements of Shareholders’ Equity (unaudited)

	Preferred	Common	Additional Paid-in	Retained	Accumulated Other Comprehensive	Treasury
($’s in thousands - except per share data)	Stock	Stock	Capital	Earnings	Income	Stock	Total

Balance, January 1, 2017	$13,983	$12,569	$15,362	$46,688	$51	$(2,105)	$86,548
Net income				4,310			4,310
Other comprehensive income					289		289
Dividends on common, $0.065 per share				(659)			(659)
Dividends on preferred, $0.1625 per share				(488)			(488)
Restricted stock vesting			(163)			163	-
Stock options exercised			(66)			395	329
Stock buyback						(1,425)	(1,425)
Share based compensation expense			127				127
Balance, June 30, 2017	$13,983	$12,569	$15,260	$49,851	$340	$(2,972)	$89,031

Balance, January 1, 2016	$13,983	$12,569	$15,438	$40,059	$650	$(1,458)	$81,241
Net income				3,920			3,920
Other comprehensive income					902		902
Dividends on common, $0.055 per share				(566)			(566)
Dividends on preferred, $0.1625 per share				(488)			(488)
Restricted stock vesting			(87)			87	-
Stock options exercised			(64)			88	24
Stock buyback						(163)	(163)
Share based compensation expense			80				80
Balance, June 30, 2016	$13,983	$12,569	$15,367	$42,925	$1,552	$(1,446)	$84,950

See notes to condensed consolidated financial statements (unaudited)

SB Financial Group, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended Jun. 30,
($’s in thousands)	2017	2016
Operating Activities
Net Income	$4,310	$3,920
Items providing/(using) cash
Depreciation and amortization	753	696
Provision for loan losses	200	250
Expense of share-based compensation plan	127	80
Amortization of premiums and discounts on securities	315	461
Amortization of intangible assets	5	6
Amortization of originated mortgage servicing rights	521	482
Impairment (recovery) of mortgage servicing rights	4	1,236
Proceeds from sale of loans held for sale	123,708	148,995
Originations of loans held for sale	(129,527)	(142,612)
Gain from sale of loans	(4,112)	(4,267)
(Gain)/loss on sale of assets	47	(181)
Changes in
Interest receivable	101	(137)
Other assets	2,968	(5,870)
Interest payable and other liabilities	155	1,145

Net cash (used in)/provided by operating activities	(425)	4,204

Investing Activities
Purchases of available-for-sale securities	(25,785)	(11,322)
Proceeds from maturities of available-for-sale securities	12,692	7,145
Proceeds from sales of available-for-sale-securities	-	2,400
Net change in loans	(7,350)	(47,150)
Purchase of premises and equipment and software	(2,364)	(497)
Proceeds from sale of foreclosed assets & equipment	945	661

Net cash used in investing activities	(21,862)	(48,763)

Financing Activities

Net increase in demand deposits, money market, interest checking and savings accounts	11,972	32,482
Net increase in certificates of deposit	22,288	29,365
Net increase in securities sold under agreements to repurchase	643	5,391
Proceeds from FHLB Advances	5,000	-
Repayments of FHLB Advances	(11,000)	(12,000)
Share repurchase	(1,425)	(163)
Net proceeds from share based compensation plans	329	24
Dividends on Common Stock	(659)	(566)
Dividends on Preferred Stock	(488)	(488)

Net cash provided by financing activities	26,660	54,045

Increase in Cash and Cash Equivalents	4,373	9,486

Cash and Cash Equivalents, Beginning of Year	17,012	20,459

Cash and Cash Equivalents, End of Period	$21,385	$29,945

Supplemental Cash Flows Information

Interest paid	$1,756	$1,385
Income taxes paid	$2,049	$2,309
Transfer of loans to foreclosed assets	$94	$243

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements reflect all adjustments that are, in the opinion of management, necessary to fairly present the financial position, results of operations and cash flows of the Company. Those adjustments consist only of normal recurring adjustments. Results of operations for the six months ended June 30, 2017, are not necessarily indicative of results for the complete year.

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

The following paragraphs summarize the impact of new accounting pronouncements:

Accounting Standards Update (ASU) No. 2017-08: Premium Amortization on Purchased Callable Debt

This ASU amends the amortization period for certain purchased callable debt securities held at a premium. The Board is shortening the amortization period to the earliest call date. Currently, entities generally amortize the Financial Accounting Standard premium as an adjustment of yield over the contractual life of the instrument. The amendments in this ASU are effective for reporting periods beginning after December 15, 2018, and management does not believe the changes will have a material effect on the Company’s consolidated financial statements.

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

NOTE 2—EARNINGS PER SHARE

Earnings per share (EPS) have been computed based on the weighted average number of common shares outstanding during the periods presented. There were no anti-dilutive shares in 2017. For the period ended June 30, 2016, share-based awards totaling 33,924 common shares were not considered in computing diluted EPS as they were anti-dilutive. Included in the diluted EPS for June 30, 2017 is the impact of the full conversion of the Company’s depository shares. Based upon the current conversion price of $10.2784, the 1,500,000 outstanding depository shares are convertible into an aggregate of 1,459,376 common shares. The average number of common shares used in the computation of basic and diluted earnings per share were:

	Three Months Ended Jun., 30
($ in thousands - except per share data)	2017	2016

Distributed earnings allocated to common shares	$344	$296
Undistributed earnings allocated to common shares	1,727	1,723

Net earnings allocated to common shares	2,071	2,019
Net earnings allocated to participating securities	2	2
Dividends on convertible preferred shares	244	244

Net Income allocated to common shares and participating securities	$2,317	$2,265

Weighted average shares outstanding for basic earnings per share	4,827	4,893
Dilutive effect of stock compensation	65	45
Dilutive effect of convertible shares	1,459	1,452

Weighted average shares outstanding for diluted earnings per share	6,351	6,390

Basic earnings per common share	$0.43	$0.41

Diluted earnings per common share	$0.36	$0.35

	Six Months Ended Jun., 30
($ in thousands - except per share data)	2017	2016

Distributed earnings allocated to common shares	$663	$566
Undistributed earnings allocated to common shares	3,153	2,861

Net earnings allocated to common shares	3,816	3,427
Net earnings allocated to participating securities	6	5
Dividends on convertible preferred shares	488	488

Net Income allocated to common shares and participating securities	$4,310	$3,920

Weighted average shares outstanding for basic earnings per share	4,839	4,894
Dilutive effect of stock compensation	69	50
Dilutive effect of convertible shares	1,458	1,452

Weighted average shares outstanding for diluted earnings per share	6,366	6,396

Basic earnings per common share	$0.79	$0.70

Diluted earnings per common share	$0.68	$0.61

Note 3 - Securities

The amortized cost and appropriate fair values, together with gross unrealized gains and losses, of securities at June 30, 2017 and December 31, 2016 were as follows:

		Gross	Gross
($ in thousands)	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Available-for-Sale Securities:
June 30, 2017
U.S. Treasury and Government agencies	$17,668	$136	$(47)	$17,757
Mortgage-backed securities	70,762	228	(377)	70,613
State and political subdivisions	14,332	593	(18)	14,907
Equity securities	70	-	-	70

	$102,832	$957	$(442)	$103,347

		Gross	Gross
($ in thousands)	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Available-for-Sale Securities:
December 31, 2016:
U.S. Treasury and Government agencies	$13,341	$69	$(52)	$13,358
Mortgage-backed securities	62,035	204	(636)	61,603
State and political subdivisions	14,606	530	(39)	15,097
Equity securities	70	-	-	70

	$90,052	$803	$(727)	$90,128

The amortized cost and fair value of securities available for sale at June 30, 2017, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale
	Amortized	Fair
($ in thousands)	Cost	Value

Within one year	$846	$868
Due after one year through five years	12,025	12,158
Due after five years through ten years	11,923	12,126
Due after ten years	7,206	7,512
	32,000	32,664

Mortgage-backed securities & equity securities	70,832	70,683

Totals	$102,832	$103,347

The fair value of securities pledged as collateral, to secure public deposits and for other purposes, was $58.3 million at June 30, 2017 and $44.3 million at December 31, 2016. The fair value of securities delivered for repurchase agreements was $13.9 million at June 30, 2017 and $14.6 million at December 31, 2016.

There were no realized gains and losses from sales of available-for-sale securities for the six months ended June 30, 2017. For the six months ended June 30, 2016, there were gross gains of $0.20 million resulting from sales of available-for-sale securities, which was a reclassification from accumulated other comprehensive income (OCI) and was included in the net gain on sale of securities. The related $0.07 million in tax expense was a reclassification from OCI and was included in the income tax expense line item in the income statement.

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments was $53.8 million at June 30, 2017, and $52.2 million at December 31, 2016, which was approximately 52 and 58 percent, respectively, of the Company’s available-for-sale investment portfolio at such dates. Based on evaluation of available evidence, including recent changes in market interest rates, credit rating information and information obtained from regulatory filings, management believes the declines in fair value for these securities are temporary. Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.

Securities with unrealized losses, aggregated by investment class and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2017 and December 31, 2016 are as follows:

($ in thousands)	Less than 12 Months		12 Months or Longer		Total
June 30, 2017	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-Sale Securities:
U.S. Treasury and Government agencies	$6,997	$(47)	$-	$-	$6,997	$(47)
Mortgage-backed securities	44,877	(357)	637	(20)	45,514	(377)
State and Political subdivisions	1,307	(18)	-	-	1,307	(18)

	$53,181	$(422)	$637	$(20)	$53,818	$(442)

($ in thousands)	Less than 12 Months		12 Months or Longer		Total
December 31, 2016	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-Sale Securities:
U.S. Treasury and Government agencies	$6,044	$(52)	$-	$-	$6,044	$(52)
Mortgage-backed securities	44,344	(607)	703	(29)	45,047	(636)
State and political subdivisions	1,095	(39)	-	-	1,095	(39)

	$51,483	$(698)	$703	$(29)	$52,186	$(727)

The total potential unrealized loss as of June 30, 2017 in the securities portfolio was $0.44 million, which was down from the $0.73 million unrealized loss at December 31, 2016. Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concern warrants such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent of the Company to not sell the investment and whether it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost. Management has determined there is no other-than-temporary-impairment on these securities.

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

Categories of loans at June 30, 2017 and December 31, 2016 include:

	Total Loans		Non-Accrual Loans
($ in thousands)	Jun. 2017	Dec. 2016	Jun. 2017	Dec. 2016

Commercial & Industrial	$106,898	$108,752	129	190
Commercial RE & Construction	296,116	284,084	1,049	1,194
Agricultural & Farmland	52,107	52,475	3	4
Residential Real Estate	137,214	142,452	1,115	1,162
Consumer & Other	58,833	56,335	154	187
Total Loans	$651,168	$644,098	$2,450	$2,737

Unearned Income	$421	$335

Total Loans, net of unearned income	$651,589	$644,433

Allowance for loan losses	$(7,825)	$(7,725)

The following tables present the activity in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of June 30, 2017, December 31, 2016 and June 30, 2016.

($’s in thousands)	Commercial & Industrial	Commercial RE & Construction	Agricultural & Farmland	Residential Real Estate	Consumer & Other	Total

ALLOWANCE FOR LOAN AND LEASE LOSSES
For the Three Months Ended - June 30, 2017
Beginning balance	$998	$3,196	$469	$2,013	$1,003	$7,679
Charge Offs	(50)	-	-	-	(19)	$(69)
Recoveries	5	2	1	4	3	15
Provision	42	254	42	(29)	(109)	200
Ending Balance	$995	$3,452	$512	$1,988	$878	$7,825

For the Six Months Ended - June 30, 2017
Beginning balance	$1,204	$3,321	$347	$1,963	$890	$7,725
Charge Offs	(50)	-	-	(22)	(48)	$(120)
Recoveries	6	2	2	4	6	20
Provision	(165)	129	163	43	30	200
Ending Balance	$995	$3,452	$512	$1,988	$878	$7,825

($’s in thousands)	Commercial & Industrial	Commercial RE & Construction	Agricultural & Farmland	Residential Real Estate	Consumer & Other	Total
Loans Receivable at June 30, 2017
Allowance:
Ending balance:
individually evaluated for impairment	$-	$96	$-	$117	$7	$220
Ending balance:
collectively evaluated for impairment	$995	$3,356	$512	$1,871	$871	$7,605
Loans:
Ending balance:
individually evaluated for impairment	$-	$1,424	$-	$1,675	$230	$3,329
Ending balance:
collectively evaluated for impairment	$106,898	$294,692	$52,107	$135,539	$58,603	$647,839

Loans Receivable at December 31, 2016
Allowance:
Ending balance:
individually evaluated for impairment	$50	$119	$-	$124	$7	$300
Ending balance:
collectively evaluated for impairment	$1,154	$3,202	$347	$1,839	$883	$7,425
Loans:
Ending balance:
individually evaluated for impairment	$50	$1,578	$-	$1,919	$248	$3,795
Ending balance:
collectively evaluated for impairment	$108,702	$282,506	$52,475	$140,533	$56,087	$640,303

($’s in thousands)	Commercial & Industrial	Commercial RE & Construction	Agricultural & Farmland	Residential Real Estate	Consumer & Other	Total

ALLOWANCE FOR LOAN AND LEASE LOSSES
For the Three Months Ended - June 30, 2016

Beginning balance	$925	$4,120	$188	$1,342	$630	$7,205
Charge Offs	-	-	-	-	(2)	$(2)
Recoveries	212	6	1	-	28	247
Provision	-	-	-	-	-	-
Ending Balance	$1,137	$4,126	$189	$1,342	$656	$7,450

($’s in thousands)	Commercial & Industrial	Commercial RE & Construction	Agricultural & Farmland	Residential Real Estate	Consumer & Other	Total

ALLOWANCE FOR LOAN AND LEASE LOSSES
For the Six Months Ended - June 30, 2016

Beginning balance	$914	$3,886	$204	$1,312	$674	$6,990
Charge Offs	(92)	-	-	-	(4)	$(96)
Recoveries	247	6	1	-	52	306
Provision	68	234	(16)	30	(66)	250
Ending Balance	$1,137	$4,126	$189	$1,342	$656	$7,450

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

The following tables present the credit risk profile of the Company’s loan portfolio based on rating category and payment activity as of June 30, 2017 and December 31, 2016.

June 30, 2017 ($ in thousands)	Commercial & Industrial	Commercial RE & Construction	Agricultural & Farmland	Residential Real Estate	Consumer & Other	Total

1-2	$1,341	$24	$9	$232	$1	$1,607
3	29,351	93,165	9,312	105,513	56,155	293,496
4	75,224	200,066	42,640	28,981	2,388	349,299
Total Pass (1 - 4)	105,916	293,255	51,961	134,726	58,544	644,402

Special Mention (5)	425	1,114	146	835	87	2,607
Substandard (6)	7	683	-	615	82	1,387
Doubtful (7)	550	1,064	-	1,038	120	2,772
Loss (8)	-	-	-	-	-	-
Total Loans	$106,898	$296,116	$52,107	$137,214	$58,833	$651,168

December 31, 2016	Commercial	Commercial RE	Agricultural	Residential	Consumer
($ in thousands)	& Industrial	& Construction	& Farmland	Real Estate	& Other	Total

1-2	$1,149	$33	$9	$234	$3	$1,428
3	28,461	89,406	9,985	113,403	53,386	294,641
4	78,517	188,007	42,481	26,510	2,625	338,140
Total Pass (1 - 4)	108,127	277,446	52,475	140,147	56,014	634,209

Special Mention (5)	-	5,030	-	518	123	5,671
Substandard (6)	150	1,291	-	625	61	2,127
Doubtful (7)	475	317	-	1,162	137	2,091
Loss (8)	-	-	-	-	-	-
Total Loans	$108,752	$284,084	$52,475	$142,452	$56,335	$644,098

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

The following tables present the Company’s loan portfolio aging analysis as of June 30, 2017 and December 31, 2016.

($ in thousands)	30-59 Days	60-89 Days	Greater Than	Total Past		Total Loans
June 30, 2017	Past Due	Past Due	90 Days	Due	Current	Receivable

Commercial & Industrial	$551	$81	$94	$726	$106,172	$106,898
Commercial RE & Construction	19	-	804	823	295,293	296,116
Agricultural & Farmland	-	-	-	-	52,107	52,107
Residential Real Estate	106	182	77	365	136,849	137,214
Consumer & Other	208	-	114	322	58,511	58,833
Total Loans	$884	$263	$1,089	$2,236	$648,932	$651,168

($ in thousands)	30-59 Days	60-89 Days	Greater Than	Total Past		Total Loans
December 31, 2016	Past Due	Past Due	90 Days	Due	Current	Receivable

Commercial & Industrial	$35	$50	$104	$189	$108,563	$108,752
Commercial RE & Construction	254	883	59	1,196	282,888	284,084
Agricultural & Farmland	-	-	-	-	52,475	52,475
Residential Real Estate	123	201	115	439	142,013	142,452
Consumer & Other	185	45	148	378	55,957	56,335
Total Loans	$597	$1,179	$426	$2,202	$641,896	$644,098

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

The following tables present impaired loan information as of and for the three and six months ended June 30, 2017 and 2016, and for the twelve months ended December 31, 2016:

Six Months Ended June 30, 2017	Recorded	Unpaid Principal	Related	Average Recorded	Interest Income
($’s in thousands)	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Commercial & Industrial	$-	$-	$-	$-	$-
Commercial RE & Construction	735	735	-	758	22
Agricultural & Farmland	-	-	-	-	-
Residential Real Estate	1,114	1,157	-	1,351	35
Consumer & Other	118	118	-	145	5
All Impaired Loans < $100,000	375	375	-	375	-
With a specific allowance recorded:
Commercial & Industrial	-	-	-	-	-
Commercial RE & Construction	689	689	96	738	(2)
Agricultural & Farmland	-	-	-	-	-
Residential Real Estate	561	561	117	634	13
Consumer & Other	112	112	7	118	3
Totals:
Commercial & Industrial	$-	$-	$-	$-	$-
Commercial RE & Construction	$1,424	$1,424	$96	$1,496	$20
Agricultural & Farmland	$-	$-	$-	$-	$-
Residential Real Estate	$1,675	$1,718	$117	$1,985	$48
Consumer & Other	$230	$230	$7	$263	$8
All Impaired Loans < $100,000	$375	$375	$-	$375	$-

Three Months Ended	Average Recorded	Interest Income
June 30, 2017	Investment	Recognized

With no related allowance recorded:
Commercial & Industrial	$-	$-
Commercial RE & Construction	756	9
Agricultural & Farmland	-	-
Residential Real Estate	1,346	16
Consumer & Other	143	2
All Impaired Loans < $100,000	375	-
With a specific allowance recorded:
Commercial & Industrial	-	-
Commercial RE & Construction	689	-
Agricultural & Farmland	-	-
Residential Real Estate	631	6
Consumer & Other	117	2
Totals:
Commercial & Industrial	$-	$-
Commercial RE & Construction	$1,445	$9
Agricultural & Farmland	$-	$-
Residential Real Estate	$1,977	$22
Consumer & Other	$260	$4
All Impaired Loans < $100,000	$375	$-

Twelve Months Ended December 31, 2016	Recorded	Unpaid Principal	Related	Average Recorded	Interest Income
($’s in thousands)	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Commercial & Industrial	$-	$-	$-	$-	$-
Commercial RE & Construction	637	637	-	655	24
Agricultural & Farmland	-	-	-	-	-
Residential Real Estate	1,248	1,290	-	1,470	70
Consumer & Other	129	129	-	151	11
All Impaired Loans < $100,000	452	452	-	452	-
With a specific allowance recorded:
Commercial & Industrial	50	50	50	50	3
Commercial RE & Construction	941	941	119	1,010	45
Agricultural & Farmland	-	-	-	-	-
Residential Real Estate	671	672	124	751	30
Consumer & Other	119	118	7	123	7
Totals:
Commercial & Industrial	$50	$50	$50	$50	$3
Commercial RE & Construction	$1,578	$1,578	$119	$1,665	$69
Agricultural & Farmland	$-	$-	$-	$-	$-
Residential Real Estate	$1,919	$1,962	$124	$2,221	$100
Consumer & Other	$248	$247	$7	$274	$18
All Impaired Loans < $100,000	$452	$452	$-	$452	$-

	Six Months Ended		Three Months Ended
June 30, 2016	Average Recorded	Interest Income	Average Recorded	Interest Income
($’s in thousands)	Investment	Recognized	Investment	Recognized

Commercial & Industrial	$-	$-	$-	$-
Commercial RE & Construction	766	11	761	6
Agricultural & Farmland	-	-	-	-
Residential Real Estate	1,199	34	1,195	16
Consumer & Other	96	4	94	2
All Impaired Loans < $100,000	438	-	438	-

Commercial & Industrial	-	-	-	-
Commercial RE & Construction	4,924	-	4,924	-
Agricultural & Farmland	-	-	-	-
Residential Real Estate	962	19	958	10
Consumer & Other	274	9	272	4

Commercial & Industrial	$-	$-	$-	$-
Commercial RE & Construction	$5,690	$11	$5,685	$6
Agricultural & Farmland	$-	$-	$-	$-
Residential Real Estate	$2,161	$53	$2,153	$26
Consumer & Other	$370	$13	$366	$6
All Impaired Loans < $100,000	$438	$-	$438	$-

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

TDR Concession Types

The Company’s standards relating to loan modifications consider, among other factors, minimum verified income requirements, cash flow analysis, and collateral valuations. Each potential loan modification is reviewed individually and the terms of the loan are modified to meet a borrower’s specific circumstances at a point in time. All loan modifications, including those classified as TDRs, are reviewed and approved by the Senior Lender. The types of concessions provided to borrowers include:

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

During the three and six months ended June 30, 2017, the Company had no new TDR activity and none of the TDR’s modified during the past 12 months have subsequently defaulted.

For the three months ended June 30, 2016, the Company had no new TDR activity. For the six months ended June 30, 2016, there was one loan modified to a TDR. The loan, which was a consumer product with a principal balance of $222,000, had its term modified.

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

Non-designated Hedges

The Company does not use derivatives for trading or speculative purposes. Derivatives not designated as hedges are not speculative and result from a service the Company provides to certain customers. The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. Those interest rate swaps are simultaneously offset by interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. As of June 30, 2017 and December 31, 2016, the notional amount of customer-facing swaps was approximately $29.1 million and $33.2 million, respectively. The same amounts were offset with third party counterparties, as described above.

The Company has minimum collateral posting thresholds with its derivative counterparties. As of June 30, 2017 and December 31, 2016, the Company had posted cash as collateral in the amount of $0.1 million and $0.1 million, respectively.

The table below presents the fair value of the Company’s derivative financial instruments, as well as their classification on the balance sheet, as of June 30, 2017 and December 31, 2016.

	Asset Derivatives		Liability Derivatives
	June 30, 2017		June 30, 2017
($ in thousands)	Balance Sheet	Fair	Balance Sheet	Fair
	Location	Value	Location	Value
Derivatives not designated as hedging instruments:
Interest rate contracts	Other Assets	$525	Other Liabilities	$525

	Asset Derivatives		Liability Derivatives
	December 31, 2016		December 31, 2016
($ in thousands)	Balance Sheet	Fair	Balance Sheet	Fair
	Location	Value	Location	Value
Derivatives not designated as hedging instruments:
Interest rate contracts	Other Assets	$623	Other Liabilities	$623

The Company’s derivative financial instruments had no net effect on the income statements for the three and six months ended June 30, 2017 and 2016.

Securities Sold Under Repurchase Agreements

State Bank has retail repurchase agreements to facilitate cash management transactions with commercial customers. These obligations are secured by agency and mortgage-backed securities and such collateral is held by the Federal Home Loan Bank. The agreements mature within one month. These repurchase agreements are secured by agency securities and mortgage-backed securities with corresponding liabilities of $4.8 million and of $9.1 million. These securities have various maturity dates beyond 2017.

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

The following table presents the fair value measurements of assets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2017 and December 31, 2016.

Fair Value Measurements Using:
($ in thousands) Available-for-Sale Securities:	Fair Values at 6/30/17	(Level 1)	(Level 2)	(Level 3)

U.S. Treasury and Government Agencies	$17,757	$-	$17,757	$-
Mortgage-backed securities	70,613	-	70,613	-
State and political subdivisions	14,907	-	14,907	-
Equity securities	70	-	70	-
Interest rate contracts - assets	525	-	525	-
Interest rate contracts - liabilities	(525)	-	(525)	-

Fair Value Measurements Using:
($ in thousands) Available-for-Sale Securities:	Fair Values at 12/31/2016	(Level 1)	(Level 2)	(Level 3)

U.S. Treasury and Government Agencies	$13,358	$-	$13,358	$-
Mortgage-backed securities	61,603	-	61,603	-
State and political subdivisions	15,097	-	15,097	-
Equity securities	70	-	70	-
Interest rate contracts - assets	623	-	623	-
Interest rate contracts - liabilities	(623)	-	(623)	-

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

Collateral-dependent Impaired Loans, NET of ALLL

Loans for which it is probable the Company will not collect all principal and interest due according to contractual terms are measured for impairment. The estimated fair value of collateral-dependent impaired loans is based on the appraised value of the collateral, less estimated cost to sell. Collateral-dependent impaired loans are classified within Level 3 of the fair value hierarchy. This method requires obtaining an independent appraisal of the collateral, which is reviewed for accuracy and consistency by Credit Administration. These appraisers are selected from the list of approved appraisers maintained by management. The appraised values are reduced by applying a discount factor to the value based on the Company’s loan review policy. All impaired loans held by the Company were collateral dependent at June 30, 2017 and December 31, 2016.

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

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements.

($ in thousands) Description	Fair Values at 6/30/2017	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$592	$-	$-	$592
Mortgage Servicing Rights	3,132	-	-	3,132

($ in thousands) Description	Fair Values at 12/31/2016	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$786	$-	$-	$786
Mortgage Servicing Rights	1,993	-	-	1,993

Level 1 - Quoted Prices in Active Markets for Identical Assets

Level 2 - Significant Other Observable Inputs

Level 3 - Significant Unobservable Inputs

	Fair Value at	Valuation			Range (Weighted
($’s in thousands)	6/30/2017	Technique	Unobservable Inputs		Average)

Collateral-dependent impaired loans	$592	Market comparable properties	Comparability adjustments	(%)	Not available
Mortgage servicing rights	3,132	Discounted cash flow	Discount Rate		9.64%
			Constant prepayment rate		8.50%
			P&I earnings credit		1.22%
			T&I earnings credit		1.90%
			Inflation for cost of servicing		1.50%

	Fair Value at	Valuation			Range (Weighted
($’s in thousands)	12/31/2016	Technique	Unobservable Inputs		Average)

Collateral-dependent impaired loans	$786	Market comparable properties	Comparability adjustments	(%)	Not available
Mortgage servicing rights	1,993	Discounted cash flow	Discount Rate		9.65%
			Constant prepayment rate		7.61%
			P&I earnings credit		0.76%
			T&I earnings credit		1.60%
			Inflation for cost of servicing		1.50%

There were no changes in the inputs or methodologies used to determine fair value at June 30, 2017 as compared to December 31, 2016.

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

Loans

The estimated fair value for loans receivable is based on estimates of the rate State Bank would charge for similar loans at June 30, 2017 and December 31, 2016, applied for the time period until the loans are assumed to re-price or be paid.

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

Deposits, FHLB advances & Repurchase agreements

Deposits include demand deposits, savings accounts, NOW accounts and certain money market deposits. The carrying amount approximates the fair value. The estimated fair value for fixed-maturity time deposits, as well as borrowings, is based on estimates of the rate State Bank could pay on similar instruments with similar terms and maturities at June 30, 2017 and December 31, 2016.

Loan Commitments

The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. The estimated fair values for other financial instruments and off-balance-sheet loan commitments approximate cost at June 30, 2017 and December 31, 2016 and are not considered significant to this presentation.

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

	June 30, 2017
	Carrying	Fair Value Measurements Using
	Amount	(Level 1)	(Level 2)	(Level 3)

Financial assets
Cash and cash equivalents	$21,385	$21,385	$-	$-
Loans held for sale	9,437	-	9,711	-
Loans, net of allowance for loan losses	643,764	-	-	646,073
Federal Reserve and FHLB Bank stock	3,748	-	3,748	-
Mortgage servicing rights	9,217	-	-	10,108
Accrued interest receivable	1,411	-	1,411	-

Financial liabilities
Deposits	$707,333	$124,213	$586,345	$-
FHLB advances	20,500	-	20,515	-
Repurchase agreements	11,175	-	11,175	-
Trust preferred securities	10,310	-	8,753	-
Accrued interest payable	563	-	563	-

	December 31, 2016
	Carrying	Fair Value Measurements Using
	Amount	(Level 1)	(Level 2)	(Level 3)

Financial assets
Cash and due from banks	$17,012	$17,012	$-	$-
Loans held for sale	4,434	-	4,503	-
Loans, net of allowance for loan losses	636,708	-	-	636,909
Federal Reserve and FHLB Bank stock, at cost	3,748	-	3,748	-
Mortgage servicing rights	8,422	-	-	9,656
Accrued interest receivable	1,512	-	1,512	-

Financial liabilities
Deposits	$673,073	$125,189	$550,990	$-
FHLB advances	26,500	-	26,477	-
Repurchase agreements	10,532	-	10,532	-
Trust preferred securities	10,310	-	7,422	-
Accrued interest payable	408	-	408	-

NOTE 7 – MORTGAGE SERVICING RIGHTS

Mortgage loans serviced for others are not included in the accompanying balance sheets. The unpaid principal balance of mortgage loans serviced for others approximated $952.4 million at June 30, 2017 and $899.7 million at December 31, 2016. Contractually specified servicing fees of approximately $1.1 million and $1.0 million were included in mortgage loan servicing fees in the income statement for the periods ending June 30, 2017 and 2016, respectively.

The following table summarizes mortgage servicing rights capitalized and related amortization, along with activity in the related valuation allowance:

($ in thousands)	2017	2016

Carrying amount, January 1	$8,422	$7,152
Mortgage servicing rights capitalized during the year	1,320	1,060
Mortgage servicing rights amortization during the year	(521)	(482)
Net change in valuation allowance	(4)	(1,236)
Carrying amount, June 30	$9,217	$6,494

Valuation allowance:
January 1	$228	$296
Increase/(reduction)	4	1,236

June 30	$232	$1,532

NOTE 8 – SHARE BASED COMPENSATION

In April 2008, the Company’s shareholders approved a share-based incentive compensation plan, the SB Financial Group, Inc. 2008 Stock Incentive Plan (the “2008 Plan”). The 2008 Plan permits the grant or award of incentive stock options, nonqualified stock options; stock appreciation rights (“SARs”) and restricted stock for up to 250,000 Common shares of the Company. Option awards are granted with an exercise price equal to the market price of the Company’s stock at the date of grant and those option awards vest based on 5 years of continuous service and have 10-year contractual terms. The fair value of each option award was estimated on the date of grant using the Black-Scholes valuation model. No options were granted in 2017.

A summary of incentive option activity under the Company’s 2008 Plan as of June 30, 2017 and changes during the period then ended, is presented below:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Term	Aggregate Intrinsic Value

Outstanding,
December 31, 2016	145,894	$7.85
Granted	-	-
Exercised	(36,517)	10.29
Forfeited	-	-
Expired	(10,127)	11.50

Outstanding, June 30, 2017	99,250	6.97	2.65	$691,773

Exercisable, June 30, 2017	99,250	6.97	2.65	$691,773

During 2017, the 36,517 option shares exercised had a total intrinsic value of $0.38 million and the cash received from these exercised options was $0.33 million. The tax benefit from these transactions was immaterial. As of June 30, 2017, there was no unrecognized compensation cost related to incentive option share-based compensation arrangements granted under the 2008 Plan.

On February 5, 2013, the Company adopted a Long Term Incentive (LTI) Plan. The Plan awards restricted stock in the Company to certain key executives under the 2008 Plan. These restricted stock awards vest over a four-year period and are intended to assist the Company in retention of key executives. During 2016, the Company met certain performance targets and restricted stock awards were approved and issued in February of 2017. The compensation cost charged against income for the Long Term Incentive (LTI) Plan was $0.1 million, with a total income tax benefit recognized in the income statement of $0.03 million.

As of June 30, 2017, there was $0.75 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements related to the restricted stock awards under the 2008 Plan which were granted in accordance with the Long Term Incentive (LTI) plan. That cost is expected to be recognized over a weighted-average period of 3.0 years.

A summary of restricted stock activity under the Company’s plans as of June 30, 2017 and changes during the period then ended, is presented below:

	Shares	Weighted-Average Value per Share

Nonvested, December 31, 2016	35,498	$9.44

Granted	24,352	18.84
Vested	(13,429)	9.04
Forfeited	-	-

Nonvested, June 30, 2017	46,421	$14.57

In April, 2017, the Company’s shareholders approved a new equity-based incentive compensation plan, the 2017 Stock Incentive Plan (the “2017). The 2017 Plan permits the company to grant stock options, restricted stock and other equity-based awards and cash-based awards to employees and directors of the Company and its subsidiaries. A total of 500,000 common shares of the Company are available for grants of awards under the 2017 Plan. As of June 30, 2017, no awards had been granted under the 2017 Plan.

NOTE 9 – GENERAL LITIGATION

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Information

This Quarterly Report on Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains certain forward-looking statements that are provided to assist in the understanding of anticipated future financial performance. Forward-looking statements provide current expectations or forecasts of future events and are not guarantees of future performance. Examples of forward-looking statements include: (a) projections of income or expense, earnings per share, the payment or non-payment of dividends, capital structure and other financial items; (b) statements of plans and objectives of the Company or our management or Board of Directors, including those relating to products or services; (c) statements of future economic performance; (d) statements regarding future customer attraction or retention; and (e) statements of assumptions underlying such statements. Words such as “anticipates”, “believes”, “plans”, “intends”, “expects”, “projects”, “estimates”, “should”, “may”, “would be”, “will allow”, “will likely result”, “will continue”, “will remain”, or other similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying those statements. Forward-looking statements are based on management’s expectations and are subject to a number of risks and uncertainties. Although management believes that the expectations reflected in such forward-looking statements are reasonable, actual results may differ materially from those expressed or implied in such statements. Risks and uncertainties that could cause actual results to differ materially include, without limitation, risks and uncertainties inherent in the national and regional banking industry, changes in economic conditions in the market areas in which the Company and its subsidiaries operate, changes in policies and supervisory and enforcement activities by regulatory agencies, changes in accounting standards and policies, changes in tax laws, fluctuations in interest rates, demand for loans in the market areas in which the Company and its subsidiaries operate, increases in FDIC insurance premiums, changes in the competitive environment, losses of significant customers, geopolitical events and the loss of key personnel. Additional detailed information concerning a number of important factors which could cause actual results to differ materially from the forward-looking statements contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations is available in the Company’s filings with the Securities and Exchange Commission, including the risks identified under the heading “Item 1A. Risk Factors” of Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016. Undue reliance should not be placed on the forward-looking statements, which speak only as of the date hereof. Except as may be required by law, the Company undertakes no obligation to update any forward-looking statement to reflect unanticipated events or circumstances after the date on which the statement is made.

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

Goodwill and Other Intangibles - The Company records all assets and liabilities acquired in purchase acquisitions, including goodwill and other intangibles, at fair value as required. Goodwill is subject, at a minimum, to annual tests for impairment. Other intangible assets are amortized over their estimated useful lives using straight-line or accelerated methods, and are subject to impairment if events or circumstances indicate a possible inability to realize the carrying amount. The initial goodwill and other intangibles recorded and subsequent impairment analysis requires management to make subjective judgments concerning estimates of how the acquired asset will perform in the future. Events and factors that may significantly affect the estimates include, among others, customer attrition, changes in revenue growth trends, specific industry conditions and changes in competition. A decrease in earnings resulting from these or other factors could lead to an impairment of goodwill that could adversely affect earnings for future periods.

Three Months Ended June 30, 2017 compared to Three Months Ended June 30, 2016

Net Income: Net income for the second quarter of 2017 was $2.3 million compared to net income of $2.3 million for the second quarter of 2016, an increase of 2 percent. Earnings per diluted share (EPS) of $0.37 were up 5.7 percent from the $0.35 for the second quarter of 2016.

Provision for Loan Losses: The second quarter provision for loan losses was $0.2 million compared to $0.00 million for the year-ago quarter. Net charge offs for the quarter were $0.054 million compared to net recoveries of $0.25 million for the year-ago quarter. Total delinquent loans ended the quarter at $2.2 million, which is down $4.3 million from the prior year or 0.34 percent of outstanding loans.

Asset Quality Review – For the Period Ended ($’s in Thousands)	June 30, 2017	June 30, 2016
Net charge-offs	$54	$(245)
Nonaccruing loans	2,450	6,693
Accruing Trouble Debt Restructures	1,366	1,381
Nonaccruing and restructured loans	3,816	8,074
OREO / OAO	94	157
Nonperforming assets	3,910	8,231
Nonperforming assets/Total assets	0.46%	1.04%
Allowance for loan losses/Total loans	1.20%	1.23%
Allowance for loan losses/Nonperforming loans	205.1%	92.3%

Consolidated Revenue: Total revenue, consisting of net interest income and noninterest income, was $11.4 million for the second quarter of 2017, an increase of $0.7 million, or 6.5 percent, from the $10.7 million generated during the 2016 second quarter.

Net interest income was $7.0 million, which is up $0.5 million from the prior year second quarter’s $6.5 million. The Company’s earning assets increased $60.1 million, coupled with a 6 basis point increase in the yield on earning assets. The net interest margin for the second quarter of 2017 was 3.73 percent compared to 3.75 percent for the second quarter of 2016. Funding cost for interest bearing liabilities for the second quarter of 2017 were 0.64 percent compared to 0.55 percent for the prior year second quarter.

Noninterest income was $4.5 million for the 2017 second quarter, which is up $0.2 million from the prior year second quarter’s $4.3 million. In addition to the mortgage revenue detailed below, gains from the sale of non-mortgage loans was $0.4 million, compared to $0.2 million for the same period in 2016. Noninterest income as a percentage of average assets for the second quarter of 2017 was 2.09 percent compared to 2.20 percent for the prior year second quarter.

State Bank originated $97.8 million of mortgage loans during the second quarter of 2017, of which $80.0 million of loans were sold with the remainder of loans held for investment. This compares to $110.2 million for the second quarter of 2016, of which $95.2 million of loans were sold with the remainder of loans held for investment. These second quarter 2017 originations and subsequent sales resulted in $2.1 million of gains, down 9.7 percent from $2.3 million of gains for the second quarter of 2016. Net mortgage banking revenue was $2.3 million for the second quarter of 2017 compared to $2.0 million for the second quarter of 2016 due to a large valuation impairment in 2016. The 2017 second quarter included a $0.04 million valuation impairment on our mortgage servicing rights, due to increased prepayment speeds in the portfolio.

Consolidated Noninterest Expense: Noninterest expense for the second quarter of 2017 was $7.8 million, which is up $0.4 million compared to $7.4 million in the prior-year second quarter. The increase was due mainly to staffing growth in the mortgage, wealth management and SBA divisions.

Income Taxes: Income taxes for the second quarter of 2017 were $1.1 million (effective rate 32.2 percent) compared to $1.1 million (effective rate 31.8 percent) for the second quarter of 2016. This increase was driven by the increase in pretax income for the Company.

Six Months Ended June 30, 2017 compared to Six Months Ended June 30,2016

Net Income: Net income for the first six months of 2017 was $4.3 million compared to net income of $3.9 million for the first six months of 2016, an increase of 9.9 percent. Earnings per diluted share (EPS) for the period of $0.68 were up 11.5 percent from the $0.61 for the prior year six-month period.

Provision for Loan Losses: The provision for loan losses for the first six months of 2017 was $0.2 million compared to $0.25 million for the prior year first six months. Net charge-offs for the period were $0.1 million compared to net recoveries of $0.21 million for the prior year six-month period.

Consolidated Revenue: Total revenue, consisting of net interest income and noninterest income, was $21.7 million for the first six months of 2017, an increase of $1.5 million, or 7.2 percent, from the $20.3 million generated during the 2016 first six months.

Net interest income was $13.5 million, which is up $1.0 million from net interest income of $12.5 million for the prior year first six months. The Company’s earning assets increased $65.4 million, and had a 1 basis point decrease in the yield on earning assets for the first six months of 2017. The net interest margin for the first six months of 2017 was 3.66 percent compared to 3.75 percent for the first six months of 2016. Funding cost for interest bearing liabilities for the first six months of 2017 were 0.62 percent compared to 0.53 percent for the prior year first six months.

Noninterest income was $8.3 million for the 2017 first six months, which is up $0.5 million from net interest income of $7.8 million for the prior year first six month. In addition to the mortgage revenue detailed below, gains from the sale of non-mortgage loans was $0.8 million, compared to $0.6 million for the same period in 2016.

State Bank originated $154.5 million of mortgage loans during the first six months of 2017, of which $130.5 million of loans were sold with the remainder of loans held for investment. These levels were down 15.2 and 15.5 percent respectively as compared to the prior year first six months. The 2017 first six months did not have a valuation impairment on our mortgage servicing rights compared to a $1.2 million negative valuation impairment in the prior year period.

Consolidated Noninterest Expense: Noninterest expense for the first six months of 2017 was $15.2 million, which is up $0.9 million compared to $14.3 million in the prior-year first six months. The increase in noninterest expenses compared to the prior year was solely due to increased staffing, primarily in our mortgage, wealth management and retail divisions.

Income Taxes: Income taxes for the first six months of 2017 were $2.0 million (effective rate 32.1 percent) compared to $1.8 million (effective rate 31.6 percent) for the first six months of 2016. This increase was driven by the increase in pretax income for the Company.

Changes in Financial Condition

Total assets at June 30, 2017 were $847.7 million, an increase of $31.7 million or 3.9 percent since 2016 year end. Total loans, net of unearned income, were $651.6 million as of June 30, 2017, up $7.2 million from year end, an increase of 1.1 percent.

Total deposits at June 30, 2017 were $707.3 million, an increase of $34.3 million or 5.1 percent since 2016 year end. Borrowed funds (consisting of FHLB advances, and REPOs) totaled $31.7 million at June 30, 2017. This is down from year end when borrowed funds totaled $37.0 million due to a decrease in FHLB advances of $6.0 million. Total equity for the Company of $89.0 million now stands at 10.5 percent of total assets, which is up from the December 31, 2016 level of $86.5 million.

The allowance for loan loss of $7.8 million is up from the 2016 year end by 1.3 percent. This increase combined with the loan growth results in an allowance to loans of 1.20 percent. The 1.20 percent level is considered appropriate by management given the risk profile of the portfolio. The allowance to loan loss level at June 30, 2016 was 1.23 percent. The decline from the prior year was the result of higher loan growth and lower provision expenses due to improved asset quality.

Capital Resources

As of June 30, 2017, based on the computations in its call report State Bank is classified as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, State Bank must maintain capital ratios as set forth in the table below. There are no conditions or events since June 30, 2017 that management believes have changed State Bank’s capital classification.

State Bank’s actual capital levels and ratios as of June 30, 2017 and December 31, 2016 are presented in the following table. Capital levels are presented for State Bank only as the Company is now exempt from quarterly reporting on capital levels at the holding company level ($’s in thousands):

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Procedures
($ in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2017
Tier I Capital to average assets	$76,313	9.15%	$33,349	4.0%	$35,660	5.0%
Tier I Common equity capital to risk-weighted assets	76,313	10.34%	37,518	4.5%	46,358	6.5%
Tier I Capital to risk-weighted assets	76,313	10.34%	50,023	6.0%	57,056	8.0%
Total Risk-based capital to risk-weighted assets	84,138	11.40%	59,055	8.0%	71,320	10.0%

As of December 31, 2016
Tier I Capital to average assets	$74,183	9.31%	$31,875	4.0%	$39,844	5.0%
Tier I Common equity capital to risk-weighted assets	74,183	10.28%	32,477	4.5%	46,912	6.5%
Tier I Capital to risk-weighted assets	74,183	10.28%	43,303	6.0%	57,737	8.0%
Total Risk-based capital to risk-weighted assets	81,908	11.35%	57,738	8.0%	72,172	10.0%

Effective January 1, 2015 new regulatory capital requirements, commonly referred to as “Basel III”, were implemented and will phase in over a four-year period (beginning at 40 percent on January 1, 2015, and an additional 20 percent per year thereafter). The implementation of the capital conservation buffer began on January 1, 2016, at the rate of .0625 percent and will continue to phase in over a four-year period (increasing by that amount on each subsequent January 1 until it reaches 2.5 percent on January 1, 2019). As of June 30, 2017 State Bank exceeded the minimum buffer requirement . Management opted out of the accumulated other comprehensive income treatment under the new requirements and, as such, unrealized gains and losses from available-for-sale securities will continue to be excluded from State Bank regulatory capital.

LIQUIDITY

Liquidity relates primarily to the Company’s ability to fund loan demand, meet deposit customers’ withdrawal requirements and provide for operating expenses. Assets used to satisfy these needs consist of cash and due from banks, federal funds sold, interest-earning deposits in other financial institutions, securities available-for-sale and loans held for sale. These assets are commonly referred to as liquid assets. Liquid assets were $134.2 million at June 30, 2017, compared to $111.6 million at December 31, 2016.

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

The Company’s commercial real estate, first mortgage residential, agricultural and multi-family mortgage portfolio of $485.4 million at June 30, 2017 and $479.0 million at December 31, 2016, which can and has been used to collateralize borrowings, is an additional source of liquidity. Management believes the Company’s current liquidity level, without these borrowings, is sufficient to meet its liquidity needs. At June 30, 2017, all eligible commercial real estate, first mortgage residential and multi-family mortgage loans were pledged under an FHLB blanket lien.

The cash flow statements for the periods presented provide an indication of the Company’s sources and uses of cash, as well as an indication of the ability of the Company to maintain an adequate level of liquidity. A discussion of the cash flow statements for the six months ended June 30, 2017 and 2016 follows.

The Company experienced negative cash flows from operating activities for the six months ended June 30, 2017 and positive cash flows for the six months ended June 30, 2016. Net cash used by operating activities was $0.4 million for the six months ended June 30, 2017 and $4.2 million was provided for the six months ended June 30, 2016. Highlights for the current year include $127.3 million in proceeds from the sale of loans, which is down $21.7 million from the prior year. Originations of loans held for sale was a use of cash of $129.5 million, which is also down from the prior year, by $13.1 million. For the six months ended June 30, 2017, there was a gain on sale of loans of $4.1 million, and depreciation and amortization of $0.8 million.

The Company experienced negative cash flows from investing activities for the six months ended June 30, 2017 and June 30, 2016. Net cash flows used in investing activities was $21.9 million for the six months ended June 30, 2017 and $48.8 million for the six months ended June 30, 2016. Highlights for the six months ended June 30, 2017 include $25.8 million in purchases of available-for-sale securities. These cash payments were offset by $12.7 million in proceeds from maturities and sales of securities, which is up $3.2 million from the prior year six-month period. The Company experienced a $7.4 million increase in loans, which is down $39.8 million from the prior year six-month period.

The Company experienced positive cash flows from financing activities for the six months ended June 30, 2017 and June 30, 2016. Net cash flow provided by financing activities was $26.7 million for the six months ended June 30, 2017 and $54.0 million for the six months ended June 30, 2016. Highlights for the current period include a $12.0 million increase in transaction deposits for the six months ended June 30, 2017, which is down from the $32.5 million increase for the prior year six-month period. Certificates of deposit increased by $22.3 million in the current year compared to an increase of $29.4 million for the prior year.

ALCO uses an economic value of equity (“EVE”) analysis to measure risk in the balance sheet incorporating all cash flows over the estimated remaining life of all balance sheet positions. The EVE analysis calculates the net present value of the Company’s assets and liabilities in rate shock environments that range from -400 basis points to +400 basis points. The likelihood of a decrease in rates as of June 30, 2017 and December 31, 2016 was considered unlikely given the current interest rate environment and therefore, only the minus 100 basis point rate change was included in this analysis. The results of this analysis are reflected in the following tables for June 30, 2017 and December 31, 2016.

June 30, 2017 Economic Value of Equity ($’s in thousands)
Change in Rates	$ Amount	$ Change	% Change
+400 basis points	$165,025	$24,663	17.57%
+300 basis points	160,315	19,953	14.22
+200 basis points	154,921	14,559	10.37
+100 basis points	148,078	7,716	5.50
Base Case	140,362	-	-
-100 basis points	131,109	(9,253)	(6.59)

December 31, 2016 Economic Value of Equity ($’s in thousands)
Change in Rates	$ Amount	$ Change	% Change
+400 basis points	$169,809	$26,322	18.34%
+300 basis points	164,815	21,328	14.86
+200 basis points	159,285	15,798	11.01
+100 basis points	152,119	8,632	6.02
Base Case	143,487	-	-
-100 basis points	134,175	(9,312)	(6.49)

Off-Balance-Sheet Borrowing Arrangements:

Significant additional off-balance-sheet liquidity is available in the form of FHLB advances and unused federal funds lines from correspondent banks. Management expects the risk of changes in off-balance-sheet arrangements to be immaterial to earnings.

The Company’s commercial real estate, first mortgage residential, agricultural and multi-family mortgage portfolios in the aggregate amount of $485.4 million have been pledged to meet FHLB collateralization requirements as of June 30, 2017. Based on the current collateralization requirements of the FHLB, the Company had approximately $58.9 million of additional borrowing capacity at June 30, 2017. The Company also had $44.9 million in unpledged securities that may be used to pledge for additional borrowings.

The Company’s contractual obligations as of June 30, 2017 were comprised of long-term debt obligations, other debt obligations, operating lease obligations and other long-term liabilities. Long-term debt obligations are comprised of FHLB Advances of $20.5 million, and Trust Preferred Securities of $10.3 million. Total time deposits at June 30, 2017 were $220.0 million, of which $111.9 million matures beyond one year.

Also, as of June 30, 2017, the Company had commitments to sell mortgage loans totaling $28.9 million. The Company believes that it has adequate resources to fund commitments as they arise and that it can adjust the rate on savings certificates to retain deposits in changing interest rate environments. If the Company requires funds beyond its internal funding capabilities, advances from the FHLB of Cincinnati and other financial institutions are available.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Management believes there has been no material change in the Company’s market risk from the information contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2016.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended June 30, 2017, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not Applicable

(b)	Not Applicable

(c)	Repurchases of Common Shares

	Total # of Shares Purchased	Weighted Avg. Price per Share	Total # of Shares Purchased Under Publicly - Announced Program	Maximum # of Shares yet to be Purchased Under Publicly - Announced Program

04/01/17 - 04/30/17	29,777	$17.24	148,964	51,036

05/01/17 - 05/31/17	11,006	$17.42	159,970	40,030

06/01/17 - 06/30/17	9,873	$17.06	169,843	30,157

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

Date: August 10, 2017
	By:	/s/ Mark A. Klein
Mark A. Klein
Chairman, President & CEO

	By:	/s/ Anthony V. Cosentino
Anthony V. Cosentino
Executive Vice President &
Chief Financial Officer

