Form 10-Q
period 2017-09-30
SB FINANCIAL GROUP, INC.
filed 2017-11-13
CIK 767405

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No  ☒

Title of each class	Name of each exchange on which registered
Common Shares, No Par Value	The NASDAQ Stock Market, LLC
4,787,796 Outstanding at November 13, 2017	(NASDAQ Capital Market)

SB FINANCIAL GROUP, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SB Financial Group, Inc.

Condensed Consolidated Balance Sheets
September 30, 2017 and December 31, 2016

	September	December
($ in Thousands)	2017	2016

ASSETS	(Unaudited)
Cash and due from banks	$28,258	$17,012

Securities available for sale, at fair value	85,304	90,128
Other securities - FRB and FHLB Stock	3,748	3,748
Total investment securities	89,052	93,876

Loans held for sale	7,663	4,434

Loans, net of unearned income	675,075	644,433
Allowance for loan losses	(7,760)	(7,725)

Net loans	667,315	636,708

Premises and equipment, net	21,271	19,129
Cash surrender value of life insurance	13,692	13,725
Goodwill & other intangibles	16,414	16,422
Foreclosed assets held for sale, net	94	994
Mortgage servicing rights	9,560	8,422
Accrued interest receivable	1,880	1,512
Other assets	5,263	3,771
Total assets	$860,462	$816,005

LIABILITIES AND EQUITY
Deposits
Non interest bearing demand	$124,840	$125,189
Interest bearing demand	130,513	131,598
Savings	103,530	95,594
Money market	140,647	122,976
Time deposits	217,277	197,716
Total deposits	716,807	673,073

Advances from Federal Home Loan Bank	20,500	26,500
Repurchase agreements	11,343	10,532
Trust preferred securities	10,310	10,310
Accrued interest payable	611	408
Other liabilities	9,982	8,634
Total liabilities	769,553	729,457

Commitments & Contingent Liabilities	-	-

Stockholders’ Equity
Preferred stock, Series A	13,983	13,983
Common stock	12,569	12,569
Additional paid-in capital	15,335	15,362
Retained earnings	51,991	46,688
Accumulated other comprehensive income	335	51
Treasury stock, at cost	(3,304)	(2,105)
Total equity	90,909	86,548
Total liabilities and equity	$860,462	$816,005

See notes to condensed consolidated financial statements (unaudited)

Note: The balance sheet at December 31, 2016 has been derived from the audited consolidated financial statements at that date

SB Financial Group, Inc.

Condensed Consolidated Statements of Income - (Unaudited)

($ in thousands, except share data)	Three Months Ended		Nine Months Ended
	September	September	September	September
Interest income	2017	2016	2017	2016
Loans
Taxable	$7,653	$6,954	$21,696	19,862
Nontaxable	21	22	62	55
Securities
Taxable	532	378	1,562	1,172
Nontaxable	132	145	398	450
Total interest income	8,338	7,499	23,718	21,539
Interest expense
Deposits	907	677	2,518	1,869
Repurchase Agreements & Other	4	5	10	14
Federal Home Loan Bank advances	86	83	235	266
Trust preferred securities	78	63	223	184
Total interest expense	1,075	828	2,986	2,333
Net interest income	7,263	6,671	20,732	19,206

Provision for loan losses	-	-	200	250
Net interest income after provision for loan losses	7,263	6,671	20,532	18,956

Noninterest income
Wealth Management Fees	688	695	2,059	1,971
Customer service fees	674	692	1,981	2,052
Gain on sale of mtg. loans & OMSR’s	2,211	2,503	5,524	6,170
Mortgage loan servicing fees, net	227	205	851	(514)
Gain on sale of non-mortgage loans	294	327	1,093	927
Data service fees	182	223	559	733
Net gain on sale of securities	119	59	119	262
Gain/(loss) on sale/disposal of assets	8	(31)	10	177
Other income	458	342	929	983
Total non-interest income	4,861	5,015	13,125	12,761
Noninterest expense
Salaries and employee benefits	4,844	4,672	13,897	12,765
Net occupancy expense	566	523	1,678	1,612
Equipment expense	688	649	2,012	1,883
Data processing fees	429	352	1,195	996
Professional fees	502	380	1,282	1,022
Marketing expense	180	123	581	493
Telephone and communication	120	101	349	302
Postage and delivery expense	103	154	336	513
State, local and other taxes	198	170	535	440
Employee expense	242	117	570	363
Other expenses	412	689	1,037	1,843
Total non-interest expense	8,284	7,930	23,472	22,232

Income before income tax expense	3,840	3,756	10,185	9,485

Income tax expense	1,117	1,209	3,152	3,018
Net income	$2,723	$2,547	$7,033	$6,467

Preferred Stock Dividends	244	244	731	731

Net income available to common shareholders	2,479	2,303	6,302	5,736

Common share data:
Basic earnings per common share	$0.52	$0.47	$1.31	$1.17
Diluted earnings per common share	$0.43	$0.40	$1.11	$1.01

Average common shares outstanding (in thousands):
Basic:	4,797	4,874	4,825	4,888
Diluted:	6,326	6,376	6,356	6,384

See notes to condensed consolidated financial statements (unaudited)

SB Financial Group, Inc.

Condensed Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended Sep. 30,		Nine Months Ended Sep. 30,
($’s in thousands)	2017	2016	2017	2016

Net income	$2,723	$2,547	$7,033	$6,467
Other comprehensive income:
Available-for-sale investment securities:
Gross unrealized holding gain arising in the period	112	(418)	550	1,151
Related tax expense	(38)	142	(187)	(391)
Less: Reclassification for gain realized in income	(119)	(59)	(119)	(262)
Related tax expense	40	20	40	89
Net effect on other comprehensive income	(5)	(315)	284	587
Total comprehensive income	$2,718	$2,232	$7,317	$7,054

SB Financial Group, Inc.

Condensed Consolidated Statements of Shareholders’ Equity (unaudited)

($’s in thousands - except per share	Preferred	Common	Additional Paid-in	Retained	Accumulated Other Comprehensive	Treasury
data)	Stock	Stock	Capital	Earnings	Income	Stock	Total

Balance, January 1, 2017	$13,983	$12,569	$15,362	$46,688	$51	$(2,105)	$86,548
Net income				7,033			7,033
Other comprehensive income					284		284
Dividends on common, $0.065 per share				(998)			(998)
Dividends on preferred, $0.1625 per share				(732)			(732)
Restricted stock vesting			(163)			163	-
Stock options exercised			(77)			416	339
Stock buyback						(1,778)	(1,778)
Share based compensation expense			213				213
Balance, September 30, 2017	$13,983	$12,569	$15,335	$51,991	$335	$(3,304)	$90,909

Balance, January 1, 2016	$13,983	$12,569	$15,438	$40,059	$650	$(1,458)	$81,241
Net income				6,467			6,467
Other comprehensive income					587		587
Dividends on common, $0.055 per share				(862)			(862)
Dividends on preferred, $0.1625 per share				(731)			(731)
Restricted stock vesting			(87)			87	-
Stock options exercised			(67)			166	99
Stock buyback						(624)	(624)
Share based compensation expense			86				86
Balance, September 30, 2016	$13,983	$12,569	$15,370	$44,933	$1,237	$(1,829)	$86,263

See notes to condensed consolidated financial statements (unaudited)

SB Financial Group, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended Sep. 30,
($’s in thousands)	2017	2016
Operating Activities
Net Income	$7,033	$6,467
Items providing/(using) cash
Depreciation and amortization	1,152	892
Provision for loan losses	200	250
Expense of share-based compensation plan	213	86
Amortization of premiums and discounts on securities	437	688
Amortization of intangible assets	8	9
Amortization of originated mortgage servicing rights	863	879
Recapture of originated mortgage servicing rights impairment	(35)	(71)
Impairment of mortgage servicing rights	75	1,236
Proceeds from sale of loans held for sale	203,999	249,159
Originations of loans held for sale	(202,652)	(241,732)
Gain from sale of loans	(6,617)	(7,098)
(Gain)/loss on sale of assets	47	(150)
Changes in
Interest receivable	368	(381)
Other assets	(2,726)	(2,848)
Interest payable and other liabilities	1,551	1,059

Net cash provided by operating activities	3,916	8,445

Investing Activities
Purchases of available-for-sale securities	(25,785)	(17,572)
Proceeds from maturities of available-for-sale securities	16,234	11,923
Proceeds from sales of available-for-sale-securities	14,369	2,950
Proceeds from bank owned life insurance	386	-
Net change in loans	(30,901)	(61,932)
Purchase of premises and equipment and software	(3,294)	(517)
Proceeds from sale of foreclosed assets & equipment	945	881

Net cash used in investing activities	(28,046)	(64,267)

Financing Activities
Net increase in demand deposits, money market, interest checking and savings accounts	19,561	41,056
Net increase in certificates of deposit	24,173	34,635
Net increase/(decrease) in securities sold under agreements to repurchase	811	(1,043)
Proceeds from FHLB Advances	5,000	2,000
Repayments of FHLB Advances	(11,000)	(14,000)
Share repurchase	(1,778)	(624)
Net proceeds from share based compensation plans	339	99
Dividends on Common Stock	(998)	(862)
Dividends on Preferred Stock	(732)	(731)

Net cash provided by financing activities	35,376	60,530

Increase in Cash and Cash Equivalents	11,246	4,708

Cash and Cash Equivalents, Beginning of Year	17,012	20,459

Cash and Cash Equivalents, End of Period	$28,258	$25,167

Supplemental Cash Flows Information

Interest paid	$2,783	$2,170
Income taxes paid	$2,863	$3,479
Transfer of loans to foreclosed assets	$94	$319

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements reflect all adjustments that are, in the opinion of management, necessary to fairly present the financial position, results of operations and cash flows of the Company. Those adjustments consist only of normal recurring adjustments. Results of operations for the nine months ended September 30, 2017, are not necessarily indicative of results for the complete year.

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

The following paragraphs summarize the impact of new accounting pronouncements:

Accounting Standards Update (ASU) No. 2017-12: Derivatives and Hedging (Topic 815)

This ASU better aligns an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. The amendments in this ASU are effective for reporting periods beginning after December 15, 2018, and management does not believe the changes will have a material effect on the Company’s consolidated financial statements.

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

ASU No. 2016-09: Stock Compensation (Topic 718)

This ASU affects all entities that issue share-based payment awards to their employees. The update is intended to simplify the accounting for these transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The Company adopted the amendments in this ASU effective for this quarterly report, and management has determined that the impact on the Company’s consolidated financial statements is immaterial.

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

NOTE 2—EARNINGS PER SHARE

Earnings per share (EPS) have been computed based on the weighted average number of common shares outstanding during the periods presented. There were no anti-dilutive shares in 2017 or 2016. Included in the diluted EPS for September 30, 2017 is the impact of the full conversion of the Company’s depository shares. Based upon the current conversion price of $10.2661, the 1,500,000 outstanding depository shares are convertible into an aggregate of 1,461,115 common shares. The average number of common shares used in the computation of basic and diluted earnings per share were:

	Three Months Ended Sep., 30
($ in thousands - except per share data)	2017	2016

Distributed earnings allocated to common shares	$340	$295
Undistributed earnings allocated to common shares	2,136	2,005

Net earnings allocated to common shares	2,476	2,300
Net earnings allocated to participating securities	3	3
Dividends on convertible preferred shares	244	244

Net Income allocated to common shares and participating securities	$2,723	$2,547

Weighted average shares outstanding for basic earnings per share	4,797	4,874
Dilutive effect of stock compensation	70	47
Dilutive effect of convertible shares	1,459	1,455

Weighted average shares outstanding for diluted earnings per share	6,326	6,376

Basic earnings per common share	$0.52	$0.47

Diluted earnings per common share	$0.43	$0.40

	Nine Months Ended Sep., 30
($ in thousands - except per share data)	2017	2016

Distributed earnings allocated to common shares	$999	$862
Undistributed earnings allocated to common shares	5,294	4,868

Net earnings allocated to common shares	6,293	5,730
Net earnings allocated to participating securities	9	6
Dividends on convertible preferred shares	731	731

Net Income allocated to common shares and participating securities	$7,033	$6,467

Weighted average shares outstanding for basic earnings per share	4,825	4,888
Dilutive effect of stock compensation	73	41
Dilutive effect of convertible shares	1,458	1,455

Weighted average shares outstanding for diluted earnings per share	6,356	6,384

Basic earnings per common share	$1.31	$1.17

Diluted earnings per common share	$1.11	$1.01

Note 3 - Securities

The amortized cost and appropriate fair values, together with gross unrealized gains and losses, of securities at September 30, 2017 and December 31, 2016 were as follows:

		Gross	Gross
($ in thousands)	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Available-for-Sale Securities:
September 30, 2017
U.S. Treasury and
Government agencies	$12,960	$113	$(42)	$13,031
Mortgage-backed securities	57,876	210	(310)	57,776
State and political subdivisions	13,891	551	(15)	14,427
Equity securities	70	-	-	70

	$84,797	$874	$(367)	$85,304

		Gross	Gross
($ in thousands)	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Available-for-Sale Securities:
December 31, 2016:
U.S. Treasury and
Government agencies	$13,341	$69	$(52)	$13,358
Mortgage-backed securities	62,035	204	(636)	61,603
State and political subdivisions	14,606	530	(39)	15,097
Equity securities	70	-	-	70

	$90,052	$803	$(727)	$90,128

The amortized cost and fair value of securities available for sale at September 30, 2017, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale
	Amortized	Fair
($ in thousands)	Cost	Value

Within one year	$744	$760
Due after one year through five years	7,470	7,577
Due after five years through ten years	11,534	11,714
Due after ten years	7,103	7,407
	26,851	27,458

Mortgage-backed securities & equity securities	57,946	57,846

Totals	$84,797	$85,304

The fair value of securities pledged as collateral, to secure public deposits and for other purposes, was $44.7 million at September 30, 2017 and $44.3 million at December 31, 2016. The fair value of securities delivered for repurchase agreements was $14.9 million at September 30, 2017 and $14.6 million at December 31, 2016.

For the nine months ended September 30, 2017, there were gross gains of $0.12 million resulting from sales of available-for-sale securities, which was a reclassification from accumulated other comprehensive income (OCI) and was included in the net gain on sale of securities. The related $0.04 million in tax expense was a reclassification from OCI and was included in the income tax expense line item in the income statement. For the nine months ended September 30, 2016, there were gross gains of $0.26 million resulting from sales of available-for-sale securities, which was a reclassification from accumulated other comprehensive income (OCI) and was included in the net gain on sale of securities. The related $0.09 million in tax expense was a reclassification from OCI and was included in the income tax expense line item in the income statement.

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments was $42.5 million at September 30, 2017, and $52.2 million at December 31, 2016, which was approximately 50 and 58 percent, respectively, of the Company’s available-for-sale investment portfolio at such dates. Based on evaluation of available evidence, including recent changes in market interest rates, credit rating information and information obtained from regulatory filings, management believes the declines in fair value for these securities are temporary. Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.

Securities with unrealized losses, aggregated by investment class and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2017 and December 31, 2016 are as follows:

($ in thousands)	Less than 12 Months		12 Months or Longer		Total
September 30, 2017	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-Sale Securities:
U.S. Treasury and
Government agencies	$1,420	$(6)	$2,565	$(36)	$3,985	$(42)
Mortgage-backed securities	34,939	(263)	2,263	(47)	37,202	(310)
State and Political subdivisions	1,307	(15)	-	-	1,307	(15)
	$37,666	$(284)	$4,828	$(83)	$42,494	$(367)

($ in thousands)	Less than 12 Months		12 Months or Longer		Total
December 31, 2016	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-Sale Securities:
U.S. Treasury and Government agencies	$6,044	$(52)	$-	$-	$6,044	$(52)
Mortgage-backed securities	44,344	(607)	703	(29)	45,047	(636)
State and political subdivisions	1,095	(39)	-	-	1,095	(39)
	$51,483	$(698)	$703	$(29)	$52,186	$(727)

The total potential unrealized loss as of September 30, 2017 in the securities portfolio was $0.37 million, which was down from the $0.73 million unrealized loss at December 31, 2016. Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concern warrants such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent of the Company to not sell the investment and whether it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost. Management has determined there is no other-than-temporary-impairment on these securities.

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

Categories of loans at September 30, 2017 and December 31, 2016 include:

	Total Loans		Non-Accrual Loans
($ in thousands)	Sep. 2017	Dec. 2016	Sep. 2017	Dec. 2016

Commercial & Industrial	$104,263	$108,752	123	190
Commercial RE & Construction	319,764	284,084	1,029	1,194
Agricultural & Farmland	51,140	52,475	2	4
Residential Real Estate	141,296	142,452	1,074	1,162
Consumer & Other	58,152	56,335	153	187

Total Loans	$674,615	$644,098	$2,381	$2,737

Unearned Income	$460	$335

Total Loans, net of unearned income	$675,075	$644,433

Allowance for loan losses	$(7,760)	$(7,725)

The following tables present the activity in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of September 30, 2017, December 31, 2016 and September 30, 2016.

	Commercial	Commercial RE &	Agricultural	Residential	Consumer
($’s in thousands)	& Industrial	Construction	& Farmland	Real Estate	& Other	Total

ALLOWANCE FOR LOAN AND LEASE LOSSES
For the Three Months Ended - September 30, 2017
Beginning balance	$995	$3,452	$512	$1,988 #	$878	$7,825
Charge Offs	-	(26)	-	(20)	(29)	$(75)
Recoveries	-	-	1	2	7	10
Provision	(138)	195	(17)	44	(84)	-
Ending Balance	$857	$3,621	$496	$2,014	$772	$7,760

For the Nine Months Ended - September 30, 2017

Beginning balance	$1,204	$3,321	$347	$1,963	$890	$7,725
Charge Offs	(50)	(26)	-	(42)	(77)	$(195)
Recoveries	6	2	3	6	13	30
Provision	(303)	324	146	87	(54)	200
Ending Balance	$857	$3,621	$496	$2,014	$772	$7,760

	Commercial	Commercial RE &	Agricultural	Residential	Consumer
($’s in thousands)	& Industrial	Construction	& Farmland	Real Estate	& Other	Total
Loans Receivable at September 30, 2017 Allowance:
Ending balance:
individually evaluated for impairment	$-	$146	$-	$116	$5	$267
Ending balance:
collectively evaluated for impairment	$857	$3,475	$496	$1,898	$767	$7,493
Loans:
Ending balance:
individually evaluated for impairment	$-	$1,394	$-	$1,008	$201	$2,603
Ending balance:
collectively evaluated for impairment	$104,263	$318,370	$51,140	$140,288	$57,951	$672,012

Loans Receivable at December 31, 2016 Allowance:
Ending balance:
individually evaluated for impairment	$50	$119	$-	$124	$7	$300
Ending balance:
collectively evaluated for impairment	$1,154	$3,202	$347	$1,839	$883	$7,425
Loans:
Ending balance:
individually evaluated for impairment	$50	$1,578	$-	$1,919	$248	$3,795
Ending balance:
collectively evaluated for impairment	$108,702	$282,506	$52,475	$140,533	$56,087	$640,303

	Commercial	Commercial RE &	Agricultural	Residential	Consumer
($’s in thousands)	& Industrial	Construction	& Farmland	Real Estate	& Other	Total

ALLOWANCE FOR LOAN AND LEASE LOSSES
For the Three Months Ended - September 30, 2016
Beginning balance	$1,137	$4,126	$189	$1,342	$656	$7,450
Charge Offs	(42)	(30)	-	-	(64)	$(136)
Recoveries	1	-	1	1	3	6
Provision	155	(960)	142	460	203	-
Ending Balance	$1,251	$3,136	$332	$1,803	$798	$7,320

	Commercial	Commercial RE &	Agricultural	Residential	Consumer
($’s in thousands)	& Industrial	Construction	& Farmland	Real Estate	& Other	Total

ALLOWANCE FOR LOAN AND LEASE LOSSES
For the Nine Months Ended - September 30, 2016

Beginning balance	$914	$3,886	$204	$1,312	$674	$6,990
Charge Offs	(134)	(30)	-	-	(68)	$(232)
Recoveries	248	6	2	1	55	312
Provision	223	(726)	126	490	137	250
Ending Balance	$1,251	$3,136	$332	$1,803	$798	$7,320

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

The following tables present the credit risk profile of the Company’s loan portfolio based on rating category and payment activity as of September 30, 2017 and December 31, 2016.

September 30, 2017	Commercial	Commercial RE &	Agricultural	Residential	Consumer
($ in thousands)	& Industrial	Construction	& Farmland	Real Estate	& Other	Total

1-2	$174	$20	$9	$119	$1	$323
3	26,784	93,510	8,213	106,590	55,709	290,806
4	76,211	223,403	42,809	32,957	2,175	377,555
Total Pass (1 - 4)	103,169	316,933	51,031	139,666	57,885	668,684

Special Mention (5)	505	1,108	109	-	66	1,788
Substandard (6)	7	677	-	1,885	219	2,788
Doubtful (7)	582	1,046	-	(255)	(18)	1,355
Loss (8)	-	-	-	-	-	-
Total Loans	$104,263	$319,764	$51,140	$141,296	$58,152	$674,615

December 31, 2016	Commercial	Commercial RE &	Agricultural	Residential	Consumer
($ in thousands)	& Industrial	Construction	& Farmland	Real Estate	& Other	Total

1-2	$1,149	$33	$9	$234	$3	$1,428
3	28,461	89,406	9,985	113,403	53,386	294,641
4	78,517	188,007	42,481	26,510	2,625	338,140
Total Pass (1 - 4)	108,127	277,446	52,475	140,147	56,014	634,209

Special Mention (5)	-	5,030	-	518	123	5,671
Substandard (6)	150	1,291	-	625	61	2,127
Doubtful (7)	475	317	-	1,162	137	2,091
Loss (8)	-	-	-	-	-	-
Total Loans	$108,752	$284,084	$52,475	$142,452	$56,335	$644,098

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

The following tables present the Company’s loan portfolio aging analysis as of September 30, 2017 and December 31, 2016.

($ in thousands)	30-59 Days	60-89 Days	Greater Than	Total Past		Total Loans
September 30, 2017	Past Due	Past Due	90 Days	Due	Current	Receivable

Commercial & Industrial	$-	$33	$89	$122	$104,141	$104,263
Commercial RE & Construction	68	251	778	1,097	318,667	319,764
Agricultural & Farmland	-	-	-	-	51,140	51,140
Residential Real Estate	345	343	144	832	140,464	141,296
Consumer & Other	178	87	77	342	57,810	58,152
Total Loans	$591	$714	$1,088	$2,393	$672,222	$674,615

($ in thousands)	30-59 Days	60-89 Days	Greater Than	Total Past		Total Loans
December 31, 2016	Past Due	Past Due	90 Days	Due	Current	Receivable

Commercial & Industrial	$35	$50	$104	$189	$108,563	$108,752
Commercial RE & Construction	254	883	59	1,196	282,888	284,084
Agricultural & Farmland	-	-	-	-	52,475	52,475
Residential Real Estate	123	201	115	439	142,013	142,452
Consumer & Other	185	45	148	378	55,957	56,335
Total Loans	$597	$1,179	$426	$2,202	$641,896	$644,098

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

The following tables present impaired loan information as of and for the three and nine months ended September 30, 2017 and 2016, and for the twelve months ended December 31, 2016:

Nine Months Ended September 30, 2017	Recorded	Unpaid Principal	Related	Average Recorded	Interest Income
($’s in thousands)	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Commercial & Industrial	$-	$-	$-	$-	$-
Commercial RE & Construction	705	731	-	757	29
Agricultural & Farmland	-	-	-	-	-
Residential Real Estate	454	497	-	539	20
Consumer & Other	114	114	-	130	7
All Impaired Loans < $100,000	97	97	-	97	-
With a specific allowance recorded:
Commercial & Industrial	-	-	-	-	-
Commercial RE & Construction	689	689	146	721	(2)
Agricultural & Farmland	-	-	-	-	-
Residential Real Estate	554	554	116	631	20
Consumer & Other	87	87	5	95	4
Totals:
Commercial & Industrial	$-	$-	$-	$-	$-
Commercial RE & Construction	$1,394	$1,420	$146	$1,478	$27
Agricultural & Farmland	$-	$-	$-	$-	$-
Residential Real Estate	$1,008	$1,051	$116	$1,170	$40
Consumer & Other	$201	$201	$5	$225	$11
All Impaired Loans < $100,000	$97	$97	$-	$97	$-

Three Months Ended	Average Recorded	Interest Income
September 30, 2017	Investment	Recognized
($’s in thousands)
With no related allowance recorded:
Commercial & Industrial	$-	$-
Commercial RE & Construction	754	7
Agricultural & Farmland	-	-
Residential Real Estate	535	5
Consumer & Other	126	2
All Impaired Loans < $100,000	97	-
With a specific allowance recorded:
Commercial & Industrial	-	-
Commercial RE & Construction	689	-
Agricultural & Farmland	-	-
Residential Real Estate	625	7
Consumer & Other	92	1
Totals:
Commercial & Industrial	$-	$-
Commercial RE & Construction	$1,443	$7
Agricultural & Farmland	$-	$-
Residential Real Estate	$1,160	$12
Consumer & Other	$218	$3
All Impaired Loans < $100,000	$97	$-

Twelve Months Ended December 31, 2016	Recorded	Unpaid Principal	Related	Average Recorded	Interest Income
($’s in thousands)	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Commercial & Industrial	$-	$-	$-	$-	$-
Commercial RE & Construction	637	637	-	655	24
Agricultural & Farmland	-	-	-	-	-
Residential Real Estate	1,248	1,290	-	1,470	70
Consumer & Other	129	129	-	151	11
All Impaired Loans < $100,000	452	452	-	452	-
With a specific allowance recorded:
Commercial & Industrial	50	50	50	50	3
Commercial RE & Construction	941	941	119	1,010	45
Agricultural & Farmland	-	-	-	-	-
Residential Real Estate	671	672	124	751	30
Consumer & Other	119	118	7	123	7
Totals:
Commercial & Industrial	$50	$50	$50	$50	$3
Commercial RE & Construction	$1,578	$1,578	$119	$1,665	$69
Agricultural & Farmland	$-	$-	$-	$-	$-
Residential Real Estate	$1,919	$1,962	$124	$2,221	$100
Consumer & Other	$248	$247	$7	$274	$18
All Impaired Loans < $100,000	$452	$452	$-	$452	$-

	Nine Months Ended		Three Months Ended
September 30, 2016	Average Recorded	Interest Income	Average Recorded	Interest Income
($’s in thousands)	Investment	Recognized	Investment	Recognized

Commercial & Industrial	$-	$-	$-	$-
Commercial RE & Construction	658	16	647	6
Agricultural & Farmland	-	-	-	-
Residential Real Estate	1,195	51	1,186	17
Consumer & Other	94	6	89	2
All Impaired Loans < $100,000	398	-	438	-

Commercial & Industrial	-	-	-	-
Commercial RE & Construction	1,404	-	1,404	-
Agricultural & Farmland	-	-	-	-
Residential Real Estate	957	29	945	10
Consumer & Other	272	11	267	2

Commercial & Industrial	$-	$-	$-	$-
Commercial RE & Construction	$2,062	$16	$2,051	$6
Agricultural & Farmland	$-	$-	$-	$-
Residential Real Estate	$2,152	$80	$2,131	$27
Consumer & Other	$366	$17	$356	$4
All Impaired Loans < $100,000	$398	$-	$438	$-

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

During the three and nine months ended September 30, 2017, the Company had no new TDR activity and none of the TDR’s modified during the past 12 months have subsequently defaulted.

For the three months ended September 30, 2016, the Company had one loan that was modified to a TDR. The loan, which was a commercial product with a principal balance of $309,000, had its term modified. For the nine months ended September 30, 2016, there were two loans modified to a TDR. The loans, which were a consumer and commercial product, had a total principal balance of $530,000. Both of these loans had their term modified.

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

Non-designated Hedges

The Company does not use derivatives for trading or speculative purposes. Derivatives not designated as hedges are not speculative and result from a service the Company provides to certain customers. The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. Those interest rate swaps are simultaneously offset by interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. As of September 30, 2017 and December 31, 2016, the notional amount of customer-facing swaps was approximately $37.0 million and $33.2 million, respectively. The same amounts were offset with third party counterparties, as described above.

The Company has minimum collateral posting thresholds with its derivative counterparties. As of September 30, 2017 and December 31, 2016, the Company had posted cash as collateral in the amount of $0.2 million and $0.1 million, respectively.

The table below presents the fair value of the Company’s derivative financial instruments, as well as their classification on the balance sheet, as of September 30, 2017 and December 31, 2016.

	Asset Derivatives		Liability Derivatives
	September 30, 2017		September 30, 2017
	Balance Sheet	Fair	Balance Sheet	Fair
($ in thousands)	Location	Value	Location	Value
Derivatives not designated as hedging instruments:
Interest rate contracts	Other Assets	$659	Other Liabilities	$659

	Asset Derivatives		Liability Derivatives
	December 31, 2016		December 31, 2016
($ in thousands)	Balance Sheet	Fair	Balance Sheet	Fair
	Location	Value	Location	Value
Derivatives not designated as hedging instruments:
Interest rate contracts	Other Assets	$623	Other Liabilities	$623

The Company’s derivative financial instruments had no net effect on the income statements for the three and nine months ended September 30, 2017 and 2016.

Securities Sold Under Repurchase Agreements

State Bank has retail repurchase agreements to facilitate cash management transactions with commercial customers. These obligations are secured by agency and mortgage-backed securities and such collateral is held by the Federal Home Loan Bank. The agreements mature within one month. These repurchase agreements are secured by agency securities and mortgage-backed securities with corresponding liabilities of $4.6 million and of $10.3 million. These securities have various maturity dates beyond 2017.

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

The following table presents the fair value measurements of assets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2017 and December 31, 2016.

Fair Value Measurements Using:

($ in thousands) Available-for-Sale Securities:	Fair Values at 9/30/17	(Level 1)	(Level 2)	(Level 3)

U.S. Treasury and Government Agencies	$13,031	$-	$13,031	$-
Mortgage-backed securities	57,776	-	57,776	-
State and political subdivisions	14,427	-	14,427	-
Equity securities	70	-	70	-
Interest rate contracts - assets	659	-	659	-
Interest rate contracts - liabilities	(659)	-	(659)	-

Fair Value Measurements Using:

($ in thousands) Available-for-Sale Securities:	Fair Values at 12/31/2016	(Level 1)	(Level 2)	(Level 3)

U.S. Treasury and Government Agencies	$13,358	$-	$13,358	$-
Mortgage-backed securities	61,603	-	61,603	-
State and political subdivisions	15,097	-	15,097	-
Equity securities	70	-	70	-
Interest rate contracts - assets	623	-	623	-
Interest rate contracts - liabilities	(623)	-	(623)	-

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

Collateral-dependent Impaired Loans, NET of ALLL

Loans for which it is probable the Company will not collect all principal and interest due according to contractual terms are measured for impairment. The estimated fair value of collateral-dependent impaired loans is based on the appraised value of the collateral, less estimated cost to sell. Collateral-dependent impaired loans are classified within Level 3 of the fair value hierarchy. This method requires obtaining an independent appraisal of the collateral, which is reviewed for accuracy and consistency by Credit Administration. These appraisers are selected from the list of approved appraisers maintained by management. The appraised values are reduced by applying a discount factor to the value based on the Company’s loan review policy. All impaired loans held by the Company were collateral dependent at September 30, 2017 and December 31, 2016.

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

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements.

($ in thousands) Description	Fair Values at 9/30/2017	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$633	$-	$-	$633
Mortgage Servicing Rights	3,735	-	-	3,735

($ in thousands) Description	Fair Values at 12/31/2016	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$786	$-	$-	$786
Mortgage Servicing Rights	1,993	-	-	1,993

Level 1 - Quoted Prices in Active Markets for Identical Assets

Level 2 - Significant Other Observable Inputs

Level 3 - Significant Unobservable Inputs

	Fair Value at	Valuation		Range (Weighted
($’s in thousands)	9/30/2017	Technique	Unobservable Inputs	Average)

Collateral-dependent impaired loans	$633	Market comparable	Comparability adjustments (%)	Not available
		properties
Mortgage servicing rights	3,735	Discounted cash flow	Discount Rate	9.52%
			Constant prepayment rate	8.43%
			P&I earnings credit	1.23%
			T&I earnings credit	1.88%
			Inflation for cost of servicing	1.50%

	Fair Value at	Valuation		Range (Weighted
($’s in thousands)	12/31/2016	Technique	Unobservable Inputs	Average)

Collateral-dependent impaired loans	$786	Market comparable	Comparability adjustments (%)	Not available
		properties
Mortgage servicing rights	1,993	Discounted cash flow	Discount Rate	9.65%
			Constant prepayment rate	7.61%
			P&I earnings credit	0.76%
			T&I earnings credit	1.60%
			Inflation for cost of servicing	1.50%

There were no changes in the inputs or methodologies used to determine fair value at September 30, 2017 as compared to December 31, 2016.

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

Loans

The estimated fair value for loans receivable is based on estimates of the rate State Bank would charge for similar loans at September 30, 2017 and December 31, 2016, applied for the time period until the loans are assumed to re-price or be paid.

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

Deposits, FHLB advances & Repurchase agreements

Deposits include demand deposits, savings accounts, NOW accounts and certain money market deposits. The carrying amount approximates the fair value. The estimated fair value for fixed-maturity time deposits, as well as borrowings, is based on estimates of the rate State Bank could pay on similar instruments with similar terms and maturities at September 30, 2017 and December 31, 2016.

Loan Commitments

The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. The estimated fair values for other financial instruments and off-balance-sheet loan commitments approximate cost at September 30, 2017 and December 31, 2016 and are not considered significant to this presentation.

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

	September 30, 2017
	Carrying	Fair Value Measurements Using
	Amount	(Level 1)	(Level 2)	(Level 3)
($ in thousands)
Financial assets
Cash and cash equivalents	$28,258	$28,258	$-	$-
Loans held for sale	7,663	-	7,835	-
Loans, net of allowance for loan losses	667,315	-	-	669,568
Federal Reserve and FHLB Bank stock	3,748	-	3,748	-
Mortgage servicing rights	9,560	-	-	10,562
Accrued interest receivable	1,880	-	1,880	-

Financial liabilities
Deposits	$716,807	$124,840	$595,111	$-
FHLB advances	20,500	-	20,491	-
Repurchase agreements	11,343	-	11,343	-
Trust preferred securities	10,310	-	8,866	-
Accrued interest payable	611	-	611	-

	December 31, 2016
	Carrying	Fair Value Measurements Using
	Amount	(Level 1)	(Level 2)	(Level 3)
($ in thousands)
Financial assets
Cash and due from banks	$17,012	$17,012	$-	$-
Loans held for sale	4,434	-	4,503	-
Loans, net of allowance for loan losses	636,708	-	-	636,909
Federal Reserve and FHLB Bank stock, at cost	3,748	-	3,748	-
Mortgage servicing rights	8,422	-	-	9,656
Accrued interest receivable	1,512	-	1,512	-

Financial liabilities
Deposits	$673,073	$125,189	$550,990	$-
FHLB advances	26,500	-	26,477	-
Repurchase agreements	10,532	-	10,532	-
Trust preferred securities	10,310	-	7,422	-
Accrued interest payable	408	-	408	-

NOTE 7 – MORTGAGE SERVICING RIGHTS

Mortgage loans serviced for others are not included in the accompanying balance sheets. The unpaid principal balance of mortgage loans serviced for others approximated $979.3 million at September 30, 2017 and $899.7 million at December 31, 2016. Contractually specified servicing fees of approximately $1.8 million and $1.5 million were included in mortgage loan servicing fees in the income statement for the periods ending September 30, 2017 and 2016, respectively.

The following table summarizes mortgage servicing rights capitalized and related amortization, along with activity in the related valuation allowance:

($ in thousands)	2017	2016

Carrying amount, January 1	$8,422	$7,152
Mortgage servicing rights capitalized during the year	2,042	1,779
Mortgage servicing rights amortization during the year	(864)	(879)
Net change in valuation allowance	(40)	(1,165)
Carrying amount, September 30	$9,560	$6,887

Valuation allowance:
January 1	$228	$296
Increase/(reduction)	40	1,165

September 30	$268	$1,461

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

A summary of incentive option activity under the Company’s 2008 plan as of September 30, 2017 and changes during the period then ended, is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Term	Aggregate Intrinsic Value

Outstanding,
December 31, 2016	145,894	$7.85
Granted	-	-
Exercised	(38,017)	10.16
Forfeited	-	-
Expired	(10,127)	11.50

Outstanding, September 30, 2017	97,750	6.97	2.65	$681,318

Exercisable, September 30, 2017	97,750	6.97	2.65	$681,318

During 2017, the 38,017 option shares exercised had a total intrinsic value of $0.39 million and the cash received from these exercised options was $0.34 million. The tax benefit from these transactions was immaterial. As of September 30, 2017, there was no unrecognized compensation cost related to incentive option share-based compensation arrangements granted under the 2008 Plan.

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

As of September 30, 2017, there was $0.75 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements related to the restricted stock awards under the 2008 Plan which were granted in accordance with the Long Term Incentive (LTI) plan. That cost is expected to be recognized over a weighted-average period of 3.0 years.

A summary of restricted stock activity under the Company’s plans as of September 30, 2017 and changes during the period then ended, is presented below:

	Shares	Weighted- Average Value per Share

Nonvested, December 31, 2016	35,498	$9.44

Granted	30,252	18.36
Vested	(13,429)	9.04
Forfeited	(750)	(9.63)

Nonvested, September 30, 2017	51,571	$14.85

In April, 2017, the Company’s shareholders approved a new equity-based incentive compensation plan, the 2017 Stock Incentive Plan (the “2017). The 2017 Plan permits the company to grant stock options, restricted stock and other equity-based awards and cash-based awards to employees and directors of the Company and its subsidiaries. A total of 500,000 common shares of the Company are available for grants of awards under the 2017 Plan. As of September 30, 2017, no awards had been granted under the 2017 Plan.

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

Three Months Ended September 30, 2017 compared to Three Months Ended September 30, 2016

Net Income: Net income for the third quarter of 2017 was $2.7 million compared to net income of $2.5 million for the third quarter of 2016, an increase of 6.9 percent. Earnings per diluted share (EPS) of $0.43 were up 7.5 percent from the $0.40 for the third quarter of 2016.

Provision for Loan Losses: The third quarter provision for loan losses was $0.0 million compared to $0.0 million for the year-ago quarter. Net charge offs for the quarter were $0.065 million compared to net charge offs of $0.13 million for the year-ago quarter. Total delinquent loans ended the quarter at $2.4 million, which is down $0.36 million from the prior year or 0.35 percent of outstanding loans.

Asset Quality Review – For the Period Ended ($’s in Thousands)	Sep. 30, 2017	Sep. 30, 2016
Net charge-offs	$65	$130
Nonaccruing loans	2,381	2,889
Accruing Trouble Debt Restructures	1,258	1,588
Nonaccruing and restructured loans	3,639	4,477
OREO / OAO	94	73
Nonperforming assets	3,733	4,550
Nonperforming assets/Total assets	0.43%	0.57%
Allowance for loan losses/Total loans	1.15%	1.18%
Allowance for loan losses/Nonperforming loans	213.3%	163.5%

Consolidated Revenue: Total revenue, consisting of net interest income and noninterest income, was $12.1 million for the third quarter of 2017, an increase of $0.4 million, or 3.5 percent, from the $11.7 million generated during the 2016 third quarter.

Net interest income was $7.3 million, which is up $0.6 million from the prior year third quarter’s $6.7 million. The Company’s earning assets increased $64.0 million, coupled with a 7 basis point increase in the yield on earning assets. The net interest margin for the third quarter of 2017 was 3.81 percent compared to 3.82 percent for the third quarter of 2016. Funding costs for interest bearing liabilities for the third quarter of 2017 were 0.68 percent compared to 0.56 percent for the prior year third quarter.

Noninterest income was $4.9 million for the 2017 third quarter, which is down $0.1 million from the prior year third quarter’s $5.0 million. In addition to the mortgage revenue detailed below, gains from the sale of non-mortgage loans was $0.3 million, no change from the same period in 2016. Noninterest income as a percentage of average assets for the third quarter of 2017 was 2.27 percent compared to 2.52 percent for the prior year third quarter.

State Bank originated $89.2 million of mortgage loans during the third quarter of 2017, of which $76.9 million of loans were sold with the remainder of loans held for investment. This compares to $117.2 million of loans originated during for the third quarter of 2016, of which $101.1 million of loans were sold with the remainder in loans held for investment. These third quarter 2017 originations and subsequent sales resulted in $2.2 million of gains, down 11.6 percent from $ 2.5 million of gains for the third quarter of 2016. Net mortgage banking revenue was $2.4 million for the third quarter of 2017 compared to $2.7 million for the third quarter of 2016 due to higher sales volume in 2016. The 2017 third quarter included a $0.04 million valuation impairment on our mortgage servicing rights, due to increased prepayment speeds in the portfolio.

Consolidated Noninterest Expense: Noninterest expense for the third quarter of 2017 was $8.3 million, which is up $0.4 million compared to $7.9 million in the prior-year third quarter. The increase was due mainly to staffing growth in mortgage and support areas.

Income Taxes: Income taxes for the third quarter of 2017 were $1.1 million (effective rate 29.1 percent) compared to $1.2 million (effective rate 32.2 percent) for the third quarter of 2016. This decrease in the effective tax rate was the result of the adoption of ASU 2016-09 – Stock Compensation, which lowered taxable income.

Nine Months Ended September 30, 2017 compared to Nine Months Ended September 30, 2016

Net Income: Net income for the first nine months of 2017 was $7.0 million compared to net income of $6.5 million for the first nine months of 2016, an increase of 8.8 percent. Earnings per diluted share (EPS) for the period of $1.11 were up 9.9 percent from the $1.01 for the prior year nine-month period.

Provision for Loan Losses: The provision for loan losses for the first nine-months of 2017 was $0.2 million compared to $0.25 million for the prior year first nine months. Net charge-offs for the period were $0.17 million compared to net recoveries of $0.08 million for the prior year nine-month period.

Consolidated Revenue: Total revenue, consisting of net interest income and noninterest income, was $33.9 million for the first nine months of 2017, an increase of $1.9 million, or 5.9 percent, from the $32.0 million generated during the 2016 first nine months.

Net interest income was $20.7 million, which is up $1.5 million from net interest income of $19.2 million for the prior year first nine months. The Company’s earning assets increased $64.6 million, and had a 2 basis point increase in the yield on earning assets for the first nine months of 2017. The net interest margin for the first nine months of 2017 was 3.71 percent compared to 3.77 percent for the first nine months of 2016. Funding cost for interest bearing liabilities for the first nine months of 2017 were 0.64 percent compared to 0.54 percent for the prior year first nine months.

Noninterest income was $13.1 million for the 2017 first nine months, which is up $0.4 million from noninterest income of $12.8 million for the prior year first nine months. In addition to the mortgage revenue detailed below, gains from the sale of non-mortgage loans was $1.1 million, compared to $0.9 million for the same period in 2016.

State Bank originated $243.7 million of mortgage loans during the first nine months of 2017, of which $207.4 million of loans were sold with the remainder of loans held for investment. These levels were down 18.6 and 18.9 percent respectively as compared to the prior year first nine months. The 2017 first nine months had a slight negative valuation impairment ($0.04 million) on our mortgage servicing rights compared to a $1.2 million negative valuation impairment in the prior year period.

Consolidated Noninterest Expense: Noninterest expense for the first nine months of 2017 was $23.5 million, which is up $1.2 million compared to $22.2 million in the prior-year first nine months. The increase in noninterest expenses compared to the prior year was solely due to increased staffing, primarily in our mortgage, wealth management and retail divisions.

Income Taxes: Income taxes for the first nine months of 2017 were $3.2 million (effective rate 30.9 percent) compared to $3.0 million (effective rate 31.8 percent) for the first nine months of 2016. This increase was driven by the increase in pretax income for the Company.

Changes in Financial Condition

Total assets at September 30, 2017 were $860.5 million, an increase of $44.5 million or 5.5 percent since 2016 year end. Total loans, net of unearned income, were $675.1 million as of September 30, 2017, up $30.6 million from year end, an increase of 4.8 percent.

Total deposits at September 30, 2017 were $716.8 million, an increase of $43.7 million or 6.5 percent since 2016 year end. Borrowed funds (consisting of FHLB advances, and REPOs) totaled $31.8 million at September 30, 2017. This is down from year end when borrowed funds totaled $37.0 million due to a decrease in FHLB advances of $6.0 million. Total equity for the Company of $90.9 million now stands at 10.6 percent of total assets, which is up from the December 31, 2016 level of $86.5 million.

The allowance for loan loss of $7.8 million is up from the 2016 year end by $0.1 million. This increase combined with the loan growth results in an allowance to loans of 1.15 percent. The 1.15 percent level is considered appropriate by management given the risk profile of the portfolio. The allowance to loan loss level at September 30, 2016 was 1.18 percent. The decline from the prior year was the result of higher loan growth and lower provision expenses due to improved asset quality.

Capital Resources

As of September 30, 2017, based on the computations in its call report the State Bank is classified as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the State Bank must maintain capital ratios as set forth in the table below. There are no conditions or events since June 30, 2017 that management believes have changed the State Bank’s capital classification.

State Bank’s actual capital levels and ratios as of September 30, 2017 and December 31, 2016 are presented in the following table. Capital levels are presented for State Bank only as the Company is now exempt from quarterly reporting on capital levels at the holding company level ($’s in thousands):

					To Be Well Capitalized
			For Capital Adequacy		Under Prompt Corrective
	Actual		Purposes		Action Procedures
($ in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2017
Tier I Capital to average assets	$79,285	9.45%	$34,265	4.0%	$42,831	5.0%
Tier I Common equity capital to risk-weighted assets	79,285	10.39%	34,331	4.5%	49,589	6.5%
Tier I Capital to risk-weighted assets	79,285	10.39%	45,774	6.0%	61,032	8.0%
Total Risk-based capital to risk-weighted assets	87,045	11.41%	61,032	8.0%	76,291	10.0%

As of December 31, 2016
Tier I Capital to average assets	$74,183	9.31%	$31,875	4.0%	$39,844	5.0%
Tier I Common equity capital to risk-weighted assets	74,183	10.28%	32,477	4.5%	46,912	6.5%
Tier I Capital to risk-weighted assets	74,183	10.28%	43,303	6.0%	57,737	8.0%
Total Risk-based capital to risk-weighted assets	81,908	11.35%	57,738	8.0%	72,172	10.0%

Effective January 1, 2015 new regulatory capital requirements, commonly referred to as “Basel III”, were implemented and will phase in over a four-year period (beginning at 40 percent on January 1, 2015, and an additional 20 percent per year thereafter). The implementation of the capital conservation buffer began on January 1, 2016, at the rate of .0625 percent and will continue to phase in over a four-year period (increasing by that amount on each subsequent January 1 until it reaches 2.5 percent on January 1, 2019). As of September 30, 2017 the Bank exceeded the minimum buffer requirement. Management opted out of the accumulated other comprehensive income treatment under the new requirements and, as such unrealized gains and losses from available-for-sale securities will continue to be excluded from State Bank regulatory capital.

LIQUIDITY

Liquidity relates primarily to the Company’s ability to fund loan demand, meet deposit customers’ withdrawal requirements and provide for operating expenses. Assets used to satisfy these needs consist of cash and due from banks, federal funds sold, interest-earning deposits in other financial institutions, securities available-for-sale and loans held for sale. These assets are commonly referred to as liquid assets. Liquid assets were $121.3 million at September 30, 2017, compared to $111.6 million at December 31, 2016.

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

The Company’s commercial real estate, first mortgage residential, agricultural and multi-family mortgage portfolio of $512.2 million at September 30, 2017 and $479.0 million at December 31, 2016, which can and has been used to collateralize borrowings, is an additional source of liquidity. Management believes the Company’s current liquidity level, without these borrowings, is sufficient to meet its liquidity needs. At September 30, 2017, all eligible commercial real estate, first mortgage residential and multi-family mortgage loans were pledged under an FHLB blanket lien.

The cash flow statements for the periods presented provide an indication of the Company’s sources and uses of cash, as well as an indication of the ability of the Company to maintain an adequate level of liquidity. A discussion of the cash flow statements for the nine months ended September 30, 2017 and 2016 follows.

The Company experienced positive cash flows from operating activities for the nine months ended September 30, 2017 and September 30, 2016. Net cash provided by operating activities was $3.9 million for the nine months ended September 30, 2017 and $8.4 million was provided for the nine months ended September 30, 2016. Highlights for the current year include $204.0 million in proceeds from the sale of loans, which is down $45.2 million from the prior year. Originations of loans held for sale was a use of cash of $202.7 million, which is also down from the prior year, by $39.0 million. For the nine months ended September 30, 2017, there was a gain on sale of loans of $6.6 million, and depreciation and amortization of $1.2 million.

The Company experienced negative cash flows from investing activities for the nine months ended September 30, 2017 and September 30, 2016. Net cash flows used in investing activities was $28.0 million for the nine months ended September 30, 2017 and $64.3 million for the nine months ended September 30, 2016. Highlights for the nine months ended September 30, 2017 include $25.8 million in purchases of available-for-sale securities. These cash payments were offset by $30.6 million in proceeds from maturities and sales of securities, which is up $15.7 million from the prior year nine-month period. The Company experienced a $30.9 million increase in loans, which is down $31.0 million from the prior year nine-month period.

The Company experienced positive cash flows from financing activities for the nine months ended September 30, 2017 and September 30, 2016. Net cash flow provided by financing activities was $35.4 million for the nine months ended September 30, 2017 and $60.5 million for the nine months ended September 30, 2016. Highlights for the current period include a $19.6 million increase in transaction deposits for the nine months ended September 30, 2017, which is down from the $41.1 million increase for the prior year nine-month period. Certificates of deposit increased by $24.2 million in the current year compared to an increase of $34.6 million for the prior year.

ALCO uses an economic value of equity (“EVE”) analysis to measure risk in the balance sheet incorporating all cash flows over the estimated remaining life of all balance sheet positions. The EVE analysis calculates the net present value of the Company’s assets and liabilities in rate shock environments that range from -400 basis points to +400 basis points. The likelihood of a decrease in rates as of September 30, 2017 and December 31, 2016 was considered unlikely given the current interest rate environment and therefore, only the minus 100 basis point rate change was included in this analysis. The results of this analysis are reflected in the following tables for September 30, 2017 and December 31, 2016.

September 30, 2017 Economic Value of Equity ($’s in thousands)
Change in Rates	$ Amount	$ Change	% Change
+400 basis points	$171,230	$27,525	19.15%
+300 basis points	165,824	22,119	15.39
+200 basis points	159,756	16,051	11.17
+100 basis points	152,246	8,541	5.94
Base Case	143,705	-	-
-100 basis points	133,843	(9,862)	(6.86)

December 31, 2016 Economic Value of Equity ($’s in thousands)
Change in Rates	$ Amount	$ Change	% Change
+400 basis points	$169,809	$26,322	18.34%
+300 basis points	164,815	21,328	14.86
+200 basis points	159,285	15,798	11.01
+100 basis points	152,119	8,632	6.02
Base Case	143,487	-	-
-100 basis points	134,175	(9,312)	(6.49)

Off-Balance-Sheet Borrowing Arrangements:

Significant additional off-balance-sheet liquidity is available in the form of FHLB advances and unused federal funds lines from correspondent banks. Management expects the risk of changes in off-balance-sheet arrangements to be immaterial to earnings.

The Company’s commercial real estate, first mortgage residential, agricultural and multi-family mortgage portfolios in the aggregate amount of $512.2 million have been pledged to meet FHLB collateralization requirements as of September 30, 2017. Based on the current collateralization requirements of the FHLB, the Company had approximately $58.9 million of additional borrowing capacity at September 30, 2017. The Company also had $38.0 million in unpledged securities that may be used to pledge for additional borrowings.

The Company’s contractual obligations as of September 30, 2017 were comprised of long-term debt obligations, other debt obligations, operating lease obligations and other long-term liabilities. Long-term debt obligations are comprised of FHLB Advances of $20.5 million, and Trust Preferred Securities of $10.3 million. Total time deposits at September 30, 2017 were $217.3 million, of which $111.8 million matures beyond one year.

Also, as of September 30, 2017, the Company had commitments to sell mortgage loans totaling $19.0 million. The Company believes that it has adequate resources to fund commitments as they arise and that it can adjust the rate on savings certificates to retain deposits in changing interest rate environments. If the Company requires funds beyond its internal funding capabilities, advances from the FHLB of Cincinnati and other financial institutions are available.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended September 30, 2017, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not Applicable

(b)	Not Applicable

(c)	Repurchases of Common Shares

			Total # of	Maximum # of
			Shares	Shares yet to
	Total # of	Weighted Avg.	Purchased	be Purchased
	Shares	Price per	Under	Under
	Purchased	Share	Program	Program
07/01/17 - 07/31/17	9,650	$17.10	179,493	20,507
08/01/17 - 08/31/17	7,347	$16.74	186,840	13,160
09/01/17 - 09/30/17	3,997	$16.50	190,837	9,163

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

SB FINANCIAL GROUP, INC.

Date: November 13, 2017	By:	/s/ Mark A. Klein
Mark A. Klein
Chairman, President & CEO

	By:	/s/ Anthony V. Cosentino
Anthony V. Cosentino
Executive Vice President &
Chief Financial Officer

