Form 10-K
period 2017-12-31
SB FINANCIAL GROUP, INC.
filed 2018-03-09
CIK 767405

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company.

☐ Large accelerated filer	☒ Accelerated filer
☐ Non-accelerated filer	☐ Smaller reporting company
☐ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the common shares of the registrant held by non-affiliates computed by reference to the price at which the common shares were last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $78.0 million.

The number of common shares of the registrant outstanding at February 22, 2018 was 6,459,312.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for its Annual Meeting of Shareholders to be held on April 18, 2018 are incorporated by reference into Part III of this Annual Report on Form 10-K.

SB FINANCIAL GROUP, INC.

2017 ANNUAL REPORT ON FORM 10-K

Signatures and Certifications

PART I

Item 1. Business.

Certain statements contained in this Annual Report on Form 10-K which are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. See “Cautionary Statement Regarding Forward-Looking Information” under Item 1A. Risk Factors on page 15 of this Annual Report on Form 10-K.

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

Through its direct and indirect subsidiaries, the Company is engaged in a variety of financial activities, including commercial banking, item processing, and wealth management services, as explained in more detail below.

State Bank and Trust Company

The State Bank and Trust Company (“State Bank”) is an Ohio state-chartered bank and wholly owned subsidiary of the Company. State Bank offers a full range of commercial banking services, including checking accounts, savings accounts, money market accounts and time certificates of deposit; automatic teller machines; commercial, consumer, agricultural and residential mortgage loans; personal and corporate trust services; commercial leasing; bank credit card services; safe deposit box rentals; Internet banking; private client group services; and other personalized banking services. The trust and financial services division of State Bank offers various trust and financial services, including asset management services for individuals and corporate employee benefit plans, as well as brokerage services through Cetera Investment Services, an unaffiliated company. State Bank presently operates nineteen banking centers, located within the Ohio counties of Allen, Defiance, Franklin, Fulton, Hancock, Lucas, Paulding, Wood and Williams, and one banking center located in Allen County, Indiana. State Bank also presently operates seven loan production offices, located in Cuyahoga, Franklin, Lucas and Seneca Counties, Ohio, Kosciusko and Steuben County, Indiana and Monroe County, Michigan. At December 31, 2017, State Bank had 234 full-time equivalent employees.

RFCBC

RFCBC, Inc. (“RFCBC”) is an Ohio corporation and wholly owned subsidiary of the Company that was incorporated in August 2004. RFCBC operates as a loan subsidiary in servicing and working out problem loans. At December 31, 2017, RFCBC had no employees.

Rurbanc Data Services

Rurbanc Data Services, Inc. dba RDSI Banking Systems (“RDSI”) has been in operation since 1964 and became an Ohio corporation in June 1976. In September 2006, RDSI acquired Diverse Computer Marketers, Inc. (“DCM”), which was merged into RDSI effective December 31, 2007. At December 31, 2017, RDSI/DCM had 6 full-time equivalent employees. Effective January 1, 2018, the Company completed the sale of the customer contracts and certain other assets of RDSI’s remaining check and statement processing business operated through the DCM division.

Rurban Mortgage Company

Rurban Mortgage Company (“RMC”) is an Ohio corporation and wholly owned subsidiary of State Bank. RMC is a mortgage company; however, it is presently inactive. At December 31, 2017, RMC had no employees.

SBT Insurance

SBT Insurance, LLC (“SBI”) is an Ohio corporation and wholly owned subsidiary of State Bank. SBI is an insurance company that engages in the sale of insurance products to retail and commercial customers of State Bank. At December 31, 2017, SBI had no employees.

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

State Bank’s competition for deposits comes from other commercial banks, savings associations, money market funds and credit unions as well as from insurance companies and securities brokerage firms. The primary factors in competing for deposits are interest rates paid on deposits and convenience of office location. State Bank operates in the highly competitive wealth management services field and its competition consists primarily of other bank wealth management departments.

Prior to January 1, 2018, RDSI operated in the check and statement processing service business, which consists primarily of item processing providers and commercial printers. The primary factors in competition are price and printing capability.

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

Regulation of Bank Holding Companies and Their Subsidiaries in General

The Company is a bank holding company and, as such, is subject to regulation under the Bank Holding Company Act of 1956, as amended (the “Bank Holding Company Act”). The Bank Holding Company Act requires the prior approval of the Federal Reserve Board (“FRB”) before a bank holding company may acquire direct or indirect ownership or control of more than 5 percent of the voting shares of any bank (unless the bank is already majority owned by the bank holding company), acquire all or substantially all of the assets of another bank or bank holding company, or merge or consolidate with any other bank holding company. Subject to certain exceptions, the Bank Holding Company Act also prohibits a bank holding company from acquiring 5 percent or more of the voting shares of any company that is not a bank and from engaging in any business other than banking or managing or controlling banks. The primary exception to this prohibition allows a bank holding company to own shares in any company the activities of which the FRB had determined, as of November 19, 1999, to be so closely related to banking as to be a proper incident thereto.

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

Various consumer laws and regulations also affect the operations of State Bank. The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) established the Consumer Financial Protection Bureau (the “CFPB”), which regulates consumer financial products and services and certain financial services providers. The CFPB is authorized to prevent unfair, deceptive or abusive acts or practices and ensures consistent enforcement of laws so that consumers have access to fair, transparent and competitive markets for consumer financial products and services. Since it was established, the CFPB has exercised extensively its rulemaking and interpretative authority.

The Federal Home Loan Banks (“FHLBs”) provide credit to their members in the form of advances. As a member of the FHLB of Cincinnati, State Bank must maintain certain minimum investments in the capital stock of the FHLB of Cincinnati. State Bank was in compliance with these requirements at December 31, 2017.

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

The ability of the Company to obtain funds for the payment of dividends and for other cash requirements is largely dependent on the amount of dividends that may be declared by State Bank and its other subsidiaries. State Bank may not pay dividends to the Company if, after paying such dividends, it would fail to meet the required minimum levels under the risk-based capital guidelines and the minimum leverage ratio requirements. In addition, State Bank must obtain the approval of the FRB and the Ohio Division of Financial Institutions (“ODFI”) if a dividend in any year would cause the total dividends for that year to exceed the sum of the current year’s net profits and the retained net profits for the preceding two years, less required transfers to surplus. At December 31, 2017, State Bank had $27.4 million of excess earnings over the preceding three years.

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

Affiliate Transactions

The Company and State Bank are separate and distinct legal entities. The Federal Reserve Board’s Regulation W and various other legal limitations restrict State Bank from lending funds to, or engaging in other “covered transactions” with, the Company (or any other affiliate), generally limiting such covered transactions with any one affiliate to 10 percent of State Bank’s capital and surplus and limiting all such covered transactions with all affiliates to 20 percent of State Bank’s capital and surplus. Covered transactions, including extensions of credit, sales of securities or assets and provision of services, also must be on terms and conditions consistent with safe and sound banking practices, including credit standards, that are substantially the same or at least as favorable to State Bank as those prevailing at the time for transactions with unaffiliated companies.

A bank’s authority to extend credit to executive officers, directors and greater than 10 percent shareholders, as well as entities such persons control, is subject to Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O promulgated thereunder by the Federal Reserve Board. Among other things, these loans must be made on terms (including interest rates charged and collateral required) that are substantially the same as those offered to unaffiliated individuals or be made as part of a benefit or compensation program and on terms widely available to employees, and must not involve a greater than normal risk of repayment. In addition, the amount of loans a bank may make to these persons is based, in part, on the bank’s capital position, and certain approval procedures must be followed in making loans which exceed specified amounts.

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

In July 2013, the FRB and the federal banking agencies published final rules that substantially amended the regulatory risk-based capital rules applicable to the Company and State Bank. These rules implement the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act. “Basel III” refers to various documents released by the Basel Committee on Banking Supervision.

Effective January 1, 2015, State Bank and the Company became subject to new capital regulations under Basel III (with some provisions transitioned into full effectiveness over two to four years). The new requirements create a new required ratio for common equity Tier 1 (“CET1”) capital, increases the leverage and Tier 1 capital ratios, changes the risk-weights of certain assets for purposes of the risk-based capital ratios, creates an additional capital conservation buffer over the required capital ratios and changes what qualifies as capital for purposes of meeting these various capital requirements. These new capital requirements are as follows: leverage ratio of 4 percent of adjusted total assets, total capital ratio of 8 percent of risk-weighted assets and Tier 1 capital ratio of 6.5 percent of risk-weighted assets. In addition, the Company will have to meet the new minimum CET1 capital ratio of 4.5 percent of risk-weighted assets. CET1 consists generally of common stock, retained earnings and accumulated other comprehensive income (AOCI), subject to certain adjustments. The capital conservation buffer is being phased in starting in 2016, and failure to maintain the required capital conservation buffer will limit the ability of the Company to pay dividends, repurchase shares or pay discretionary bonuses.

Mortgage servicing rights, certain deferred tax assets and investments in unconsolidated subsidiaries over designated percentages of common stock are deducted from capital, subject to a two-year transition period. In addition, Tier 1 capital includes AOCI, which includes all unrealized gains and losses on available for sale debt and equity securities, subject to a two-year transition period. State Bank decided in the first quarter of 2015 to permanently opt-out of the inclusion of AOCI in its capital calculations to reduce the impact of market volatility on its regulatory capital levels.

The new requirements under Basel III also include changes in the risk-weights of certain assets to better reflect credit risk and other risk exposures. These include a 150 percent risk weight (up from 100 percent) for certain high volatility commercial real estate acquisition, development and construction loans and for non-residential mortgage loans that are 90 days past due or otherwise in nonaccrual status; a 20 percent (up from 0 percent) credit conversion factor for the unused portion of a commitment with an original maturity of one year or less; a 250 percent risk-weight (up from 100 percent) for mortgage servicing and deferred tax assets that are not deducted from capital; and increased risk-weights (0 percent to 600 percent) for equity exposures.

In addition to the minimum CET1, Tier 1 and total capital ratios, State Bank will have to maintain a capital conservation buffer consisting of additional CET1 capital equal to 2.5 percent of risk-weighted assets above each of the required minimum capital levels in order to avoid limitations on paying dividends, engaging in share repurchases and paying certain discretionary bonuses. This new capital conservation buffer requirement began to phase in beginning in January 2016 at 0.625 percent of risk-weighted assets and increasing each year until fully implemented in January 2019. The capital conservation buffer as of December 31, 2017 is 1.25 percent.

Under the new Basel III standards, in order to be considered well-capitalized, State Bank is required to have at least a CET1 ratio of 6.5 percent, a Tier 1 ratio of 8 percent, a total capital ratio of 10 percent and a leverage ratio of 5 percent and not be subject to specified requirements to meet and maintain a specific capital ratio for a capital measure.

State Bank conducted an analysis of the application of these new capital requirements as of December 31, 2017. Based on that analysis, State Bank determined that it met all of these requirements, including the full 2.5 percent capital conservation buffer, and would remain well capitalized if all of these new requirements had fully phased in as of that date. See Note 13 to the Consolidated Financial Statements under Item 8 of this report (the “Consolidated Financial Statements”). In addition, as noted above, if State Bank does not have the required capital conservation buffer, its ability to pay dividends to the Company would be limited.

In September 2017, the FRB along with other bank regulatory agencies, proposed amendments to their capital requirements to simplify certain aspects of the capital rules for community banks, including State Bank, in an attempt to reduce the regulatory burden for smaller financial institutions. Because the amendments were proposed with a request for comments and have not been finalized, we do not yet know what effect the final rules will have on State Bank and its regulatory capital calculations. In November 2017, the federal bank regulatory agencies extended for community banks the existing capital requirements for certain items that were scheduled to changed effective January 1, 2018, in light of the simplification amendments being considered.

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

Federal Deposit Insurance Corporation (“FDIC”)

The FDIC is an independent federal agency, which insures the deposits of federally insured banks and savings associations up to certain prescribed limits and safeguards the safety and soundness of financial institutions. The general insurance limit is $250,000 per separately insured depositor. This insurance is backed by the full faith and credit of the United States Government.

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

Community Reinvestment Act

The Community Reinvestment Act (CRA) requires State Bank’s primary federal regulatory agency, the FRB, to assess State Bank’s record in meeting the credit needs of the communities served by State Bank. The FRB assigns one of four ratings: outstanding, satisfactory; needs to improve or substantial noncompliance. The rating assigned to a financial institution is considered in connection with various applications submitted by the financial institution or its holding company to its banking regulators, including applications to acquire another financial institution or to open or close a branch office. In addition, all subsidiary banks of a financial holding company must maintain a satisfactory or outstanding rating in order for the financial holding company to avoid limitations on its activities.

SEC and NASDAQ Regulation

The Company is subject to the jurisdiction of the Securities and Exchange Commission (the “SEC”) and certain state securities authorities relating to the offering and sale of its securities. The Company is subject to the registration, reporting and other regulatory requirements of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the rules adopted by the SEC under those acts. The Company’s common shares are listed on The NASDAQ Capital Market under the symbol “SBFG”, and the Company’s depository shares, each representing a 1/100th interest in the Company’s Series A Preferred Shares, are listed on the NASDAQ Capital Market under the symbol “SBFGP”. As a result, the Company is subject to the rules and regulations of The NASDAQ Stock Market, Inc. (“NASDAQ”) applicable to listed companies.

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

Some of the requirements would apply only to Level 1 and level 2 institutions. For all covered institutions, including level 3 institutions like us, the Second Proposed Rules would:

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

SEC regulations require public companies to provide various disclosures about executive compensation in annual reports and proxy statements and to present to their shareholders a non-binding vote on the approval of executive compensation.

Consumer Protection Laws and Regulations

Banks are subject to regular examination to ensure compliance with federal consumer statutes and regulations, including, but not limited to, the following:

●	The Equal Credit Opportunity Act (prohibiting discrimination in any credit transaction on the basis of any of various criteria);

●	The Truth in Lending Act (requiring that credit terms are disclosed in a manner that permits a consumer to understand and compare credit terms more readily and knowledgeably);

●	The Fair Housing Act (making it unlawful for a lender to discriminate in housing-related lending activities against any person on the basis of certain criteria);

●	The Home Mortgage Disclosure Act (requiring financial institutions to collect data that enables regulatory agencies to determine whether financial institutions are serving the housing credit needs of the communities in which they are located); and

●	The Real Estate Settlement Procedures Act (requiring that lenders provide borrowers with disclosures regarding the nature and cost of real estate settlements and prohibits abusive practices that increase borrowers’ costs).

The banking regulators also use their authority under the Federal Trade Commission Act to take supervisory or enforcement action with respect to unfair or deceptive acts or practices by banks that may not necessarily fall within the scope of a specific banking or consumer finance law.

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

The following are the condensed average balance sheets of the Company for the years ending December 31 and includes the interest earned or paid, and the average interest rate, on each asset and liability:

	2017			2016			2015
	Average		Average	Average		Average	Average		Average
($ in thousands)	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Taxable securities	$84,918	$2,076	2.44%	$79,301	$1,536	1.94%	$78,840	$1,506	1.91%
Non-taxable securities	14,088	527	3.74%	15,365	594	3.87%	17,593	694	3.94%
Loans, net (1)	660,675	29,877	4.52%	603,875	26,921	4.46%	531,614	23,727	4.46%
Total earning assets	759,681	32,480	4.28%	698,541	29,051	4.16%	628,047	25,927	4.13%
Cash and due from banks	35,337			34,999			38,895
Allowance for loan losses	(7,828)			(7,389)			(6,979)
Premises and equipment	21,084			19,124			16,427
Other assets	46,295			43,770			43,196

Total assets	$854,569			$789,045			$719,586

Liabilities
Savings and interest-bearing demand deposits	$369,114	$795	0.22%	$345,302	$524	0.15%	$309,169	$346	0.11%
Time deposits	214,639	2,661	1.24%	184,640	2,054	1.11%	162,245	1,633	1.01%
Repurchase agreements & Other	12,350	15	0.12%	15,027	16	0.11%	15,749	17	0.11%
Advances from FHLB	20,000	320	1.60%	23,892	352	1.47%	29,996	375	1.25%
Trust preferred securities	10,310	303	2.94%	10,310	252	2.44%	10,310	213	2.07%
Total interest-bearing liabilities	626,413	4,094	0.65%	579,171	3,198	0.55%	527,469	2,584	0.49%

Demand deposits	127,747			115,905			104,426
Other liabilities	10,871			9,429			9,073
Total liabilities	765,031			704,505			640,968
Shareholders’ equity	89,538			84,540			78,618

Total liabilities and shareholders’ equity	$854,569			$789,045			$719,586

Net interest income (tax equivalent basis)		$28,386			$25,853			$23,343

Net interest income as a percent of average interest-earning assets - GAAP measure			3.74%			3.70%			3.72%

Net interest income as a percent of average interest-earning assets - Non-GAAP measure (2)(3)			3.78%			3.75%			3.78%

--	Computed on a fully tax equivalent basis (FTE)
(1)	Nonaccruing loans and loans held for sale are included in the average balances.
(2)	Interest on tax exempt securities is computed on a tax equivalent basis using a 34 percent statutory tax rate, and added to the net interest income.

The tax equivalent adjustment was $0.27, $0.31 and $0.36 million in 2017, 2016 and 2015, respectively.

(3)	Interest on tax exempt loans is computed on a tax equivalent basis using a 34 percent statutory tax rate, and added to the net interest income.

The tax equivalent adjustment was $0.04, $0.04 and $0.02 million in 2017, 2016 and 2015, respectively.

The following tables set forth the effect of volume and rate changes on interest income and expense for the periods indicated. For purposes of these tables, changes in interest due to volume and rate were determined as follows:

●	Volume Variance - change in volume multiplied by the previous year’s rate.

●	Rate Variance - change in rate multiplied by the previous year’s volume.

●	Rate/Volume Variance - change in volume multiplied by the change in rate. This variance allocates the volume variance and rate variance in proportion to the relationship of the absolute dollar amount of the change in each.

	Total
	Variance	Variance Attributable To
($ in thousands)	2017/2016	Volume	Rate
Interest income
Taxable securities	$540	$109	$431
Non-taxable securities	(102)	(75)	(27)
Federal funds sold	-	-	-
Loans, net of unearned income and deferred fees *	2,961	2,536	425
Total interest income	3,399	2,570	829

Interest expense
Savings and interest-bearing demand deposits	$271	$36	235
Time deposits	607	334	273
Repurchase agreements & Other	(1)	(3)	2
Advances from FHLB	(32)	(57)	25
Trust preferred securities	51	-	51
Total interest expense	896	310	586

Net interest income	$2,503	$2,260	$243

*	Interest on non-taxable loans has been adjusted to fully tax equivalent.

II.	INVESTMENT PORTFOLIO

A.	The fair value of securities available for sale as of December 31 in each of the following years are summarized as follows:

($ in thousands)	2017	2016	2015

U.S. Treasury and government agencies	$12,708	$13,358	$10,905
Mortgage-backed securities	56,762	61,603	61,343
State and political subdivisions	13,250	15,097	17,518
Marketable equity securities	70	70	23

Total	$82,790	$90,128	$89,789

B.	The maturity distribution and weighted average interest rates of securities available for sale at December 31, 2017, are set forth in the table below. The weighted average interest rates are based on coupon rates for securities purchased at par value and on effective interest rates considering amortization or accretion if the securities were purchased at a premium or discount:

	Maturing
		After One Year	After Five Years
	Within	but within	but within	After
($ in thousands)	One Year	Five Years	Ten Years	Ten Years

U.S. Treasury and government agencies	$-	$3,141	$7,215	$2,352
Mortgage-backed securities	57	10,650	6,944	39,111
State and political subdivisions	1,590	4,286	3,516	3,858

Total Securities with maturity	$1,647	$18,077	$17,675	$45,321

Weighted-average yield by maturity (1)	6.32%	2.54%	3.01%	2.55%

Marketable equity securities with no maturity	70	-	-	-

Total Securities with no stated maturity	$70	$-	$-	$-

Weighted average yield no maturity (1)	8.00%	-	-	-

(1)	Yields are presented on a tax-equivalent basis.

C.	Excluding those holdings of the investment portfolio in U.S. Treasury securities and other agencies of the U.S. Government, there were no other securities of any one issuer, which exceeded 10 percent of the shareholders’ equity of the Company at December 31, 2017.

III.	LOAN PORTFOLIO

A.	Types of Loans - Total loans on the balance sheet were comprised of the following classifications at December 31 for the years indicated:

Loans Held for Investment (HFI)	2017	2016	2015	2014	2013

Commercial business and agricultural	$153,988	$161,562	$130,421	$134,546	$124,578
Commercial real estate	332,154	284,084	242,208	217,030	205,301
Residential real estate	150,854	142,452	130,806	113,214	99,620
Consumer & other loans	59,619	56,335	54,224	51,546	47,804

Total loans, net of unearned income	696,615	644,433	557,659	516,336	477,303

Residential Loans held for sale	3,940	4,434	7,516	5,168	3,366
Total Loans, net of unearned income	$700,555	$648,867	$565,175	$521,504	$480,669

Concentrations of Credit Risk: The Company grants commercial, real estate and installment loans to customers located mainly in the Tri-State region of Ohio, Indiana and Michigan. Commercial loans include loans collateralized by commercial real estate, business assets and, in the case of agricultural loans, crops and farm equipment and the loans are expected to be repaid from cash flow from operations of businesses. As of December 31, 2017, commercial business and agricultural loans made up approximately 22.0 percent of the HFI loan portfolio while commercial real estate loans accounted for approximately 47.7 percent of the HFI loan portfolio. As of December 31, 2017, residential first mortgage loans made up approximately 21.7 percent of the HFI loan portfolio and are secured by first mortgages on residential real estate, while consumer loans to individuals made up approximately 8.6 percent of the HFI loan portfolio and are primarily secured by consumer assets.

B.	Maturities and Sensitivities of Loans to Changes in Interest Rates: The following table shows the amounts of commercial and agricultural loans outstanding as of December 31, 2017, which, based on remaining scheduled repayments of principal, are due in the periods indicated. Also, the amounts have been classified according to sensitivity to changes in interest rates for commercial and agricultural loans due after one year. (Variable-rate loans are those loans with floating or adjustable interest rates.)

($ in thousands)	Commercial Business & Ag.	Commercial Real Estate	Total
Maturing
Within one year	$27,819	$30,972	$58,791
After one year but within five years	50,872	112,178	163,050
After five years	75,297	189,004	264,301
Total	$153,988	$332,154	$486,142

	Interest Sensitivity
	Fixed	Variable
($ in thousands)	Rate	Rate	Total
Commercial Business and Agricultural
Due after one year but within five years	$23,745	$27,127	$50,872
Due after five years	8,365	66,932	75,297

Total	$32,110	$94,059	$126,169

Commercial Real Estate
Due after one year but within five years	58,065	54,113	112,178
Due after five years	59,100	129,904	189,004

Total	$117,165	$184,017	$301,182

Total Commercial, Commercial RE & Ag.

Due after one year but within five years	81,810	81,240	163,050
Due after five years	67,465	196,836	264,301

Total	$149,275	$278,076	$427,351

C.	Risk Elements:

1.	The accrual of interest income is discontinued when the collection of a loan or interest, in whole or in part, is doubtful. When interest accruals are discontinued, interest income accrued in the current period is reversed. Loans that are past due 90 days or more as to interest or principal payments are considered for nonaccrual status. The following schedule summarizes nonaccrual, past due, and restructured loans at December 31 for the years indicated:

($ in thousands)	2017	2016	2015	2014	2013

Loans accounted for on a non-accrual basis	$2,704	$2,737	$6,646	$4,609	$4,844
Accruing loans 90 days past due	-	-	-	-	-
Accruing Troubled Debt Restructurings	1,129	1,590	1,500	1,384	1,739

Total non-performing loans and TDRs	$3,833	$4,327	$8,146	$5,993	$6,583

Listed below is the interest income on impaired and nonaccrual loans at December 31 for the years indicated:

($ in thousands)	2017	2016	2015

Cash basis interest income recognized on impaired loans outstanding	$155	$189	$239
Interest income actually recorded on impaired loans and included in net income for the period	159	190	245
Unrecorded interest income on nonaccrual loans	72	57	86

2.	As of December 31, 2017, in addition to the $3.8 million of nonperforming loans reported under Item III.C above (which amount includes all loans classified by management as doubtful or loss), there were approximately $2.2 million in other outstanding loans where known information about possible credit problems of the borrowers caused management to have concerns as to the ability of such borrowers to comply with the present loan repayment terms (loans classified as substandard by management) and which may result in disclosure of such loans pursuant to Item III.C.1. at some future date. In regard to loans classified as substandard, management believes that such potential problem loans have been adequately evaluated in the allowance for loan losses.

3.	Foreign Loan Outstandings

None

4.	Loan Concentrations

At December 31, 2017, loans outstanding related to agricultural operations or collateralized by agricultural real estate and equipment aggregated approximately $51.9 million, or 7.5 percent of total HFI loans.

D.	Other Interest-Bearing Assets

There were no other interest-bearing assets as of December 31, 2017, which would be required to be disclosed under Item III.C.1 or Item III.C.2. if such assets were loans.

Management believes the allowance for loan losses at December 31, 2017 was adequate to absorb any losses on nonperforming loans, as the allowance balance is maintained by management at a level considered adequate to cover losses that are probable based on past loss experience, general economic conditions, information about specific borrower situations, including their financial position and collateral values, and other factors and estimates which are subject to change over time.

IV.	SUMMARY OF LOAN LOSS EXPERIENCE

A.	The following schedule presents an analysis of the allowance for loan losses, average loan data and related ratios at December 31 for the years indicated:

($ in thousands)	2017	2016	2015	2014	2013
Loans
Loans outstanding at end of period	$696,615	$644,433	$557,659	$516,336	$477,303

Average loans outstanding during period	$660,675	$603,875	$531,614	$501,486	$469,603

Allowance for loan losses
Balance at beginning of period	$7,725	$6,990	$6,771	$6,964	$6,811
Loans charged off:
Commercial business and agricultural loans	(50)	(135)	(497)	(607)	(1)
Commercial real estate	(26)	(241)	(303)	(13)	(111)
Residential real estate mortgage	(61)	(20)	(56)	(92)	(264)
Consumer loans and other	(94)	(105)	(96)	(135)	(443)
	(231)	(501)	(952)	(847)	(819)
Recoveries of loans previously charged off
Commercial business and agricultural loans	10	420	29	22	22
Commercial real estate	2	5	3	125	17
Residential real estate mortgage	6	2	29	32	21
Consumer loans and other	18	59	10	25	12
	36	486	71	204	72
Net loans charged off	(195)	(15)	(881)	(643)	(747)
Provision for loan losses	400	750	1,100	450	900
Balance at end of period	$7,930	$7,725	$6,990	$6,771	$6,964

Ratio of net charge offs to average loans	0.03%	0.00%	0.17%	0.13%	0.16%

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

B.	The following schedule provides a breakdown of the allowance for loan losses allocated by type of loan and related ratios at December 31 for the years indicated:

		Percentage		Percentage		Percentage		Percentage		Percentage
		of Loans In		of Loans In		of Loans In		of Loans In		of Loans In
		Each		Each		Each		Each		Each
		Category to		Category to		Category to		Category to		Category to
	Allowance	Total	Allowance	Total	Allowance	Total	Allowance	Total	Allowance	Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
($ in thousands)	2017		2016		2015		2014		2013

Commercial and agricultural	$1,328	22.1%	$1,551	25.1%	$1,118	23.4%	$1,838	26.1%	$2,334	26.1%
Commercial real estate	3,779	47.7%	3,321	44.1%	3,886	43.4%	2,857	42.0%	2,708	43.0%
Residential real estate	2,129	21.7%	1,963	22.1%	1,312	23.5%	1,308	21.9%	1,067	20.9%
Consumer & other loans	694	8.5%	155	8.7%	674	9.7%	768	10.0%	855	10.0%
	$7,930	100.0%	$6,990	100.0%	$6,990	100.0%	$6,771	100.0%	$6,964	100.0%

While management’s periodic analysis of the adequacy of the allowance for loan losses may allocate portions of the allowance for specific problem loan situations, the entire allowance is available for any loan charge-offs that occur.

V.	DEPOSITS

The average amount of deposits and average rates paid are summarized as follows for the years ended December 31:

	2017		2016		2015
	Average	Average	Average	Average	Average	Average
($ in thousands)	Amount	Rate	Amount	Rate	Amount	Rate

Savings and interest bearing demand deposits	$369,114	0.22%	$345,302	0.15%	$309,169	0.11%
Time deposits	214,639	1.24%	184,640	1.11%	162,245	1.01%
Demand deposits (non interest bearing)	127,747	-	115,905	-	104,426	-
	$711,500		$645,847		$575,840

Maturities of time certificates of deposit and other time deposits of $100,000 or more outstanding at December 31, 2017, are summarized as follows:

Amount
($ in thousands)
Three months or less	$24,321
Over three months through six months	18,795
Over six months and through twelve months	26,659
Over twelve months	49,791

Total	$119,566

VI.	RETURN ON EQUITY AND ASSETS

The ratio of net income to average shareholders’ equity and average total assets and certain other ratios are as follows for periods ended December 31:

($ in thousands)	2017	2016	2015

Average total assets	$854,569	$789,045	$719,586

Average shareholders’ equity	$89,538	$84,540	$78,618

Net income	$11,065	$8,784	$7,619

Net income available to common shareholders	$10,090	$7,809	$6,663

Cash dividends declared	$0.28	$0.24	$0.20

Return on average total assets	1.29%	1.11%	1.06%

Return on average shareholders’ equity	12.36%	10.39%	9.69%

Dividend payout ratio (1)	13.50%	15.11%	14.71%

Average shareholders’ equity to average assets	10.48%	10.71%	10.93%

(1)	Cash dividends declared on common shares divided by net income available to common.

VII.	SHORT-TERM BORROWINGS

The following information is reported for short-term borrowings, which are comprised of retail repurchase agreements for the periods noted:

($ in thousands)	2017	2016	2015

Amount outstanding at end of year	$15,082	$10,532	$12,406

Weighted average interest rate at end of year	0.10%	0.10%	0.10%

Maximum amount outstanding at any month end	$18,444	$20,560	$20,306

Average amount outstanding during the year	$12,350	$15,027	$15,749

Weighted average interest rate during the year	0.12%	0.11%	0.11%

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

Our success depends to a large extent upon local and national economic conditions, as well as governmental fiscal and monetary policies. Conditions such as inflation, recession, unemployment, changes in interest rates, money supply and other factors beyond our control can adversely affect our asset quality, deposit levels and loan demand and, therefore, our earnings and our capital. The election of a new United States President in 2016 has resulted in substantial, unpredictable changes in economic and political conditions for the United States and the remainder of the World. Economic turmoil in Europe and Asia and changes in oil production in the Middle East affect the economy and stock prices in the United States, which can affect our earnings and capital and the ability of our customers to repay loans. Because we have a significant amount of real estate loans, decreases in real estate values could adversely affect the value of property used as collateral and our ability to sell the collateral upon foreclosure. Adverse changes in the economy may also have a negative effect on the ability of our borrowers to make timely repayments of their loans, which would have an adverse impact on our earnings and cash flows. In addition, our lending and deposit gathering activities are concentrated primarily in Northwest Ohio. As a result, our success depends in large part on the general economic conditions of these areas, particularly given that a significant portion of our lending relates to real estate located in this region. Therefore, adverse changes in the economic conditions in these areas could adversely impact our earnings and cash flows.

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

We are subject to extensive federal, state and local taxes, including income, excise, sales/use, payroll, franchise, withholding and ad valorem taxes. Changes to our taxes could have a material adverse effect on our results of operations. In addition, our customers are subject to a wide variety of federal, state and local taxes. Changes in taxes paid by our customers may adversely affect their ability to purchase homes or consumer products, which could adversely affect their demand for our loans and deposit products. In addition, such negative effects on our customers could result in defaults on the loans we have made.

On December 22, 2017, H.R. 1, formally known as the “Tax Cuts and Jobs Act,” was enacted into law. This new tax legislation, among other changes, limits the amount of state, federal and local taxes that taxpayers are permitted to deduct on their individual tax returns and eliminates other deductions in their entirety. Such limits and eliminations may result in customer defaults on loans we have made and decrease the value of mortgage-backed securities in which we have invested.

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

We may not be able to grow, and if we do, we may have difficulty managing that growth.

Our business strategy is to continue to grow our assets and expand our operations, including through potential strategic acquisitions. Our ability to grow depends, in part, upon our ability to expand our market share, successfully attract core deposits, and to identify loan and investment opportunities as well as opportunities to generate fee-based income. We can provide no assurance that we will be successful in increasing the volume of our loans and deposits at acceptable levels and upon terms acceptable to us. We also can provide no assurance that we will be successful in expanding our operations organically or through strategic acquisitions while managing the costs and implementation risks associated with this growth strategy.

We expect to continue to experience growth in the number of our employees and customers and the scope of our operations, but we may not be able to sustain our historical rate of growth or continue to grow our business at all. Our success will depend upon the ability of our officers and key employees to continue to implement and improve our operational and other systems, to manage multiple, concurrent customer relationships, and to hire, train and manage our employees. In the event that we are unable to perform all these tasks and meet these challenges effectively, including continuing to attract core deposits, our operations, and consequently our earnings, could be adversely impacted.

Any future acquisitions will be subject to a variety of risks, including execution risks, failure to realize anticipated transaction benefits, and failure to overcome integration risks, which could aversely affect our growth and profitability.

Although we do not currently have any plans, arrangements or understandings to make any acquisitions in the near-term, from time to time in the future we may consider acquisition opportunities that we believe support our businesses and enhance our profitability. In the event that we do pursue acquisitions, we may have difficulty execution on acquisitions and may not realize the anticipated benefits of any transactions we complete.

Generally, any acquisition of target financial institutions, branches or other banking assets by us will require approval by, and cooperation from, a number of governmental regulatory agencies, possibly including the FRB, the FDIC and the regulatory authorities in a state in which an acquisition is consummated. Such regulators could deny our application, which would restrict our growth, or the regulatory approvals may not be granted on terms that are acceptable to us. For example, we could be required to sell branches as a condition to receiving regulatory approvals, and such a condition may not be acceptable to us or may reduce the benefit of an acquisition.

A limited trading market exists for our common shares and depositary shares, which could lead to price volatility.

Your ability to sell our common and depositary shares depends upon the existence of an active trading market for our common shares. While our stock is listed for trading on the NASDAQ Capital Market, there is low trading volume in our common stock. As a result, you may be unable to sell our common shares at the volume, price and time you desire. The limited trading market for our common shares may cause fluctuations in the market value of our common shares to be exaggerated, leading to price volatility in excess of that which would occur in a more active trading market of our common stock. In addition, even if a more active market of our common stock develops, we cannot assure you that such a market will continue.

The market price of our common shares may be subject to fluctuations and volatility.

The market price of our common shares may fluctuate significantly due to, among other things, changes in market sentiment regarding our operations, financial results or business prospects, the banking industry generally or the macroeconomic outlook. Certain events or changes in the market or banking industry generally are beyond our control. In addition to the other risk factors contained or incorporated by reference herein, factors that could affect our trading price:

●	our actual or anticipated operating and financial results, including how those results vary from the expectations of management, securities analysts and investors;

●	changes in financial estimates or publications of research reports and recommendations by financial analysts or actions taken by rating agencies with respect to us or other financial institution;

●	failure to declare dividends on our common stock from time to time;

●	reports in the press or investment community generally or relating to our reputation or the financial services industry;

●	developments in our business or operations or in the financial sector generally;

●	any future offerings by us of our common stock;

●	any future offerings by us of debt or preferred shares, which would be senior to our common shares upon liquidation and for purposes of dividend distributions;

●	legislative or regulatory changes affecting our industry generally or our business and operations specifically;

●	the operating and stock price performance of companies that investors consider to be comparable to us;

●	announcements of strategic developments, acquisitions, restructurings, dispositions, financings and other material events by us or our competitors;

●	actions by our current shareholders, including future sales of common shares by existing shareholders, including our directors and executive officers; and

●	proposed or final regulatory changes or developments;

●	anticipated or pending regulatory investigations, proceedings, or litigation that may involve or affect us

●	Other changes in U.S. or global financial markets, global economies and general market conditions, such as interest or foreign exchange rates, stock, commodity, credit or asset valuations or volatility.

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

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make significant estimates that affect the financial statements. Two of our most critical estimates are the level of the allowance for loan losses and the accounting for goodwill and other intangibles. Because of the inherent nature of these estimates, we cannot provide complete assurance that we will not be required to adjust earnings for significant unexpected loan losses, nor that we will not recognize a material provision for impairment of our goodwill. For additional information regarding these critical estimates, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations beginning on page 28 of this Annual Report on Form 10-K.

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

Unauthorized disclosure of sensitive or confidential client information, or breaches in security of our systems, could severely harm our business.

We collect, process and store sensitive consumer data by utilizing computer systems and telecommunications networks operated by both third-party service providers and us. State Bank’s necessary dependence upon automated systems to record and process State Bank’s transactions poses the risk that technical system flaws, employee errors, tampering or manipulation of those systems, or attacks by third parties will result in losses and may be difficult to detect. We have security and backup and recovery systems in place, as well as a business continuity plan, to ensure the computer systems will not be inoperable, to the extent possible. Our inability to use or access these information systems at critical points in time could unfavorably impact the timeliness and efficiency of our business operations. In recent years, some banks have experienced denial of service attacks in which individuals or organizations flood the bank’s website with extraordinarily high volumes of traffic, with the goal and effect of disrupting the ability of the bank to process transactions. We could be adversely affected if one of our employees causes a significant operational breakdown or failure, either as a result of human error or where an individual purposefully sabotages or fraudulently manipulates our operations or systems. State Bank is further exposed to the risk that the third-party service providers may be unable to fulfill their contractual obligations (or will be subject to the same risks as we are). These disruptions may interfere with service to our customers, cause additional regulatory scrutiny and result in a financial loss or liability.

Misconduct by employees could include fraudulent, improper or unauthorized activities on behalf of clients or improper use of confidential information. We may not be able to prevent employee errors or misconduct, and the precautions we take to detect this type of activity might not be effective in all cases. Employee errors or misconduct could subject us to civil claims for negligence or regulatory enforcement actions, including fines and restrictions on our business.

In addition, there have been instances where financial institutions have been victims of fraudulent activity in which criminals pose as customers to initiate wire and automated clearinghouse transactions out of customer accounts. The recent massive breach of the systems of a credit bureau presents additional threats as criminals now have more information about a larger portion of our country’s population that past breaches have involved, which could be used by criminals to pose as customers initiating transfers of money from customer accounts. Although we have policies and procedures in place to verify the authenticity of our customers, we cannot assure that such policies and procedures will prevent all fraudulent transfers. Such activity can result in financial liability and harm to our reputation.

We have implemented security controls to prevent unauthorized access to the computer systems and require our third-party service providers to maintain similar controls. However, management cannot be certain that these measures will be successful. A security breach of the computer systems and loss of confidential information, such as customer account numbers and related information could result in a loss of customers’ confidence and, thus, loss of business. In addition, unauthorized access to or use of sensitive data could subject us to litigation, liability, and costs to prevent further such occurrences.

Further, we may be affected by data breaches at retailers and other third parties who participate in data interchanges with us and our customers that involve the theft of customer credit and debit card data, which may include the theft of our debit card PIN numbers and commercial card information used to make purchases at such retailers and other third parties. Such data breaches could result in us incurring significant expenses to reissue debit cards and cover losses, which could result in a material adverse effect on our results of operations.

Our assets are risk for cyber-attacks include financial assets and non-public information belonging to customers. We use several third-party vendors who have access tour assets via electronic media. Certain cyber security risks arise due to this access, including cyber espionage, blackmail, ransom, and theft. As cyber and other data security threats continue to evolve, we may be required to expend significant additional resources to continue to modify and enhance our protective measures or to investigate and remediate any security vulnerabilities.

We may be compelled to seek additional capital in the future, but capital may not be available when needed.

We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations. In addition, federal banking agencies have proposed extensive changes to their capital requirements; including raising required amounts and eliminating the inclusion of certain instruments from the calculation of capital. In addition, we may elect to raise additional capital to support our business or to finance acquisitions, if any, or we may otherwise elect to raise additional capital. Our ability to raise additional capital, if needed, will depend on conditions in the capital markets, economic conditions and a number of other factors, many of which are outside our control, and on our financial performance. Accordingly, we cannot be assured of our ability to raise additional capital if needed or on terms acceptable to us. If we cannot raise additional capital when needed, it may have a material adverse effect on our financial condition, results of operations and prospects.

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

Listed below are the banking centers, loan production offices and service facilities of the Company and their addresses, all of which are located in Allen, Cuyahoga, Defiance, Fulton, Franklin, Hancock, Lucas, Paulding, Seneca, Williams and Wood counties of Ohio, Allen, Kosciusko, and Steuben counties of Indiana and Ingham and Monroe counties of Michigan:

Description/Address		Leased/ Owned	Total Deposits 12/31/17
		$ in thousands
Main Banking Center & Corporate Office
401	Clinton Street, Defiance, OH	Owned	$207,397

Banking Centers/Drive-Thru’s
1419	West High Street, Bryan, OH	Owned	38,647
510	Third Street, Defiance, OH (Drive-thru)	Owned	N/A
1600	North Clinton Street, Defiance, OH	Leased	34,563
312	Main Street, Delta, OH	Owned	15,253
4080	West Dublin Granville Road, Dublin, OH	Owned	44,852
211	East Lincoln Street, Findlay, OH	Owned	13,814
12832	Coldwater Road, Fort Wayne, IN	Owned	32,402
1232	N. Main Street, Bowling Green, OH	Owned	1,531
235	Main Street, Luckey, OH	Owned	36,220
133	East Morenci Street, Lyons, OH	Owned	20,190
930	West Market Street, Lima, OH	Owned	31,941
1201	East Main Street, Montpelier, OH	Owned	39,063
218	North First Street, Oakwood, OH	Owned	21,560
220	North Main Street, Paulding, OH	Owned	46,052
610	East South Boundary Street, Perrysburg, OH	Owned	15,398
119	South State Street, Pioneer, OH	Owned	27,929
6401	Monroe Street, Sylvania, OH	Owned	44,196
311	Main Street, Walbridge, OH	Owned	28,969
515	Parkview, Wauseon, OH	Owned	29,623

Loan Production Offices
908	North Wayne Street, Suite A, Angola, IN	Leased	N/A
68	North High Street, Bldg. E, Ste. 105, New Albany, OH	Leased	N/A
206	South Washington Street, Tiffin, OH	Leased	N/A
8194	Secor Road, Lambertville, MI	Leased	N/A
1934	East Center Street Ste. C Warsaw, IN	Leased	N/A
1900	Monroe St. Toledo, OH	Leased	N/A
29580	Center Ridge Road, Westlake, OH	Leased	N/A

Service Facilities (RDSI/DCM/SBT)
112	East Jackson Street, West Unity, OH	Owned	N/A
104	Depot Street, Archbold, OH	Leased	N/A
105	East Holland Street, Archbold, OH	Leased	N/A
3125	Pine Tree Road, Suite 3D, Lansing, MI	Leased	N/A

	Total Deposits		$729,600

The Company’s subsidiaries have several noncancellable leases for business use that expire over the next ten years. Aggregate rental expense for these leases was $0.16, $0.15 and $0.20 million for the years ended December 31, 2017, 2016 and 2015 respectively.

Future minimum lease payments under operating leases are:

($ in thousands)
2018	130
2019	120
2020	108
2021	18
2022	7
Thereafter	7
Total minimum lease payments	$390

Item 3. Legal Proceedings.

In the ordinary course of our business, the Company and its subsidiaries are parties to various legal actions, which we believe are incidental to the operation of our business. Although the ultimate outcome and amount of liability, if any, with respect to these legal actions cannot presently be ascertained with certainty, in the opinion of management, based upon information currently available to us, any resulting liability is not likely to have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

Item 4. Mine Safety Disclosures.

Not Applicable

Supplemental Item: Executive Officers of the Registrant

The following table lists the names and ages of the executive officers of the Company as of February 22, 2017, the positions presently held by each executive officer and the business experience of each executive officer during the past five years. Unless otherwise indicated, each person has held his principal occupation(s) for more than five years.

Name	Age	Position(s) Held with the Company and its Subsidiaries and Principal Occupation(s)
Mark A. Klein	63	Chairman of the Company since April 2015; Director of the Company since February 2010; President and Chief Executive Officer of the Company since January 2010 and of The State Bank since January 2006; Director of State Bank since 2006; President of RDSI since October 2011; Member of State Bank Investment Committee since March 2007.

Anthony V. Cosentino	56	Executive Vice President and Chief Financial Officer of the Company and State Bank since March 2010; Chief Financial Officer of RDSI since October 2011; Member of State Bank Investment Committee since June 2010.

Jonathan R. Gathman	44	Executive Vice President and Senior Lending Officer of the Company since October 2005; Senior Vice President and Commercial Lending Manager from June 2005 through October 2005; Vice President and Commercial Lender from February 2003 through June 2005. Began working for State Bank in May 1996.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common shares are traded on the NASDAQ Capital Market under the symbol “SBFG”. There were 4,792,646 shares outstanding as of December 31, 2017, which were held by approximately 1,400 record holders. Our depositary shares, representing a 1/100th interest in our Series A Preferred Shares, are traded on the NASDAQ Capital Market under the symbol “SBFGP” and there were 1,500,000 depositary shares outstanding as of December 31, 2017. The Series A Preferred Shares (and, therefore, depositary shares) are convertible into common shares at the election of the holder. The conversion ratio is calculated based upon a current common share conversion price of $10.25 per common share, which may be adjusted due to certain events. On or after the fifth anniversary of the issue date of the Series A Preferred Shares (December 23, 2019), the Company may require all holders of Series A Preferred Shares (and, therefore, depositary shares) to convert their shares into common shares of the Company provided the Company’s common share price exceeds 120 percent of the then applicable conversion price ($12.30, based on the current conversion price of $10.25). At December 31, 2017, the aggregate number of common shares issuable upon the conversion of outstanding Series A Preferred Shares (and, therefore, depositary shares) was 1,463,220. On February 9, 2018, the Company closed a common capital raise (see Note 20), pursuant to which the Company issued and sold an aggregate of 1,666,666 common shares in a public offering.

The following table presents quarterly market price information and cash dividends paid per share for our common shares for 2017 and 2016:

	Year Ending
	December 31, 2017			December 31, 2016
Quarter ended:	High	Low	Dividend	High	Low	Dividend
March 31	$20.75	$14.44	$0.065	$11.20	$9.74	$0.055
June 30	17.85	16.15	0.070	11.26	10.15	0.060
September 30	17.84	15.61	0.070	13.04	10.64	0.060
December 31	18.49	16.60	0.075	18.44	12.35	0.065

Payment of dividends by State Bank may be restricted at any time at the discretion of the regulatory authorities, if they deem such dividends to constitute an unsafe and/or unsound banking practice. These provisions could have the effect of limiting the Company’s ability to pay dividends on its outstanding shares. Moreover, the Federal Reserve Board expects the Company to serve as a source of strength to its subsidiary banks, which may require it to retain capital for further investment in State Bank, rather than for dividends to shareholders of the Company.

	Period Ending
Index	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16	12/31/17
SB Financial Group, Inc.	100.00	122.78	149.24	180.23	265.30	310.54
NASDAQ Composite Index	100.00	140.12	160.78	171.97	187.22	242.71
SNL U.S. Bank NASDAQ Index	100.00	143.73	148.86	160.70	222.81	234.58

Source : SNL Financial LC, Charlottesville, VA

© 2017

www.snl.com

The following table provides information regarding SB Financial’s purchases of its common shares during the three months ended December 31, 2017. The share repurchase program that was adopted in May of 2016 has expired.

Total Number of
	Shares	Average Price
Period	Purchased	Paid per Share

December 2017	-	$-

November 2017	400	$17.25

October 2017	-	$-

Item 6.  Selected Financial Data.

Financial Highlights

Year Ended December 31

($ in thousands except per share data)	2017	2016	2015	2014	2013
EARNINGS
Interest income	$32,480	$29,051	$25,927	$24,408	$24,848
Interest expense	4,094	3,198	2,584	3,480	4,035
Net interest income	28,386	25,853	23,343	20,928	20,813
Provision for loan losses	400	750	1,100	450	900
Noninterest income	17,217	17,889	15,707	12,827	14,046
Noninterest expense	31,578	30,091	26,927	25,957	26,511
Provision for income taxes	2,560	4,117	3,404	2,085	2,243
Net income	11,065	8,784	7,619	5,263	5,205
Preferred stock dividends	975	975	956	-	-
Net income available to common	10,090	7,809	6,663	5,263	5,205

PER COMMON SHARE DATA
Basic earnings	$2.10	$1.60	$1.36	$1.08	$1.07
Diluted earnings	1.74	1.38	1.19	1.07	1.07
Cash dividends declared	0.28	0.24	0.20	0.16	0.12
Total equity per share	15.03	13.75	12.81	11.96	11.55
Total tangible equity per share	13.27	11.59	10.39	9.24	8.06

AVERAGE BALANCES
Average total assets	$854,569	$789,045	$719,586	$672,277	$639,920
Average equity	89,538	84,540	78,618	60,186	54,700

RATIOS
Return on average total assets	1.29%	1.11%	1.06%	0.78%	0.81%
Return on average equity	12.36	10.39	9.69	8.74	9.52
Cash dividend payout ratio*	13.50	15.11	14.71	14.81	11.21
Average equity to average assets	10.48	10.71	10.93	8.95	8.55

PERIOD END TOTALS
Total assets	$876,627	$816,005	$733,071	$684,228	$631,754
Total investments; fed funds sold	82,790	90,128	89,789	85,240	89,793
Total loans & leases	696,615	644,433	557,659	516,336	477,303
Loans held for sale	3,940	4,434	7,516	5,168	3,366
Allowance for loan losses	7,930	7,725	6,990	6,771	6,964
Total deposits	729,600	673,073	586,453	550,906	518,234
Notes payable	-	-	-	-	589
Advances from FHLB	18,500	26,500	35,000	30,000	16,000
Trust preferred securities	10,310	10,310	10,310	10,310	20,620
Total equity	94,000	86,548	81,241	75,683	56,269

* Cash dividends on common shares divided by net income available to common

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

SB Financial Group, Inc. (“SB Financial”), is a bank holding company registered with the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended. Through its direct and indirect subsidiaries, SB Financial is engaged in commercial and retail banking, wealth management and private client financial services and computerized item and statement processing.

The following discussion provides a review of the consolidated financial condition and results of operations of SB Financial and its subsidiaries (collectively, the “Company”). This discussion should be read in conjunction with the Company’s consolidated financial statements and related footnotes as of and for the years ended December 31, 2017, 2016 and 2015.

Strategic Discussion

The focus and strategic goal of the Company is to grow into and remain a top decile (>90th percentile) independent financial services company. The Company intends to achieve and maintain that goal by executing our five key initiatives.

Increase profitability through ongoing diversification of revenue streams: For the twelve months ended December 31, 2017, the Company generated $17.2 million in revenue from “fee based” products, or 37.8 percent of total operating revenue. These revenue sources include fees generated from saleable residential mortgage loans, retail deposit products, wealth management services, saleable business-based loans (small business and farm service) and fees generated by our wholly-owned item processing subsidiary. For the twelve months ended December 31, 2016, the Company generated $17.9 million in revenue from “fee based” products, or 40.9 percent of total operating revenue. For the twelve months ended December 31, 2015, the Company generated $15.7 million in revenue from “fee based” products, or 40.2 percent of total operating revenue.

Strengthen our penetration in all markets served: Over our 114-year history of continuous operation in Northwest Ohio, we have established a significant presence in our traditional markets in Defiance, Fulton, Paulding and Williams counties in Ohio. In our newer markets of Columbus, Findlay, Toledo (Ohio) and Ft. Wayne (Indiana), our current market penetration is minimal but we believe our potential for growth is significant. During 2017, we expanded our presence into Bowling Green, Ohio with a new banking center. During 2015, we expanded our presence into Columbus (Dublin), Ohio and Findlay, Ohio with new banking center openings.

Expand product utilization by new and existing customers: As of December 31, 2017, we served 28,590 households and provided 83,593 products and services to these households. Our strategy is to continue to expand the scope of our relationship with each household via our dynamic “on-boarding” process. Proactively identifying client needs is a key ingredient of our value proposition. As of December 31, 2016, we served 27,368 households and provided 80,573 products and services to these households. As of December 31, 2015, we served 26,076 households and provided 76,847 products and services to these households.

Deliver gains in operational excellence: Our management team believes that becoming and remaining a high-performance financial services company will depend upon seamlessly and consistently delivering operational excellence, as demonstrated by the Company’s leadership in the origination and servicing of residential mortgage loans. As of December 31, 2017, the Company serviced 7,051 residential mortgage loans with a principal balance of $994.9 million. As of December 31, 2016, the Company serviced 6,414 loans with a principal balance of $899.7 million. As of December 31, 2015, the Company serviced 5,632 loans with a principal balance of $772.5 million.

Sustain asset quality: As of December 31, 2017, the Company’s asset quality metrics were improved from the prior year. Specifically, total nonperforming assets were $3.9 million, or 0.44 percent of total assets. Total delinquent loans at December 31, 2017 were 0.42 percent of total loans. As of December 31, 2016, the Company had total nonperforming assets of $5.3 million, or 0.65 percent of total assets. Total delinquent loans at December 31, 2016 were 0.34 percent of total loans. As of December 31, 2015, the Company had total nonperforming assets of $8.4 million, or 1.15 percent of total assets. Total delinquent loans at December 31, 2015 were 1.09 percent of total loans.

Critical Accounting Policies

The accounting and reporting policies of the Company are in accordance with generally accepted accounting principles in the United States and conform to general practices within the banking industry. The Company’s significant accounting policies are described in detail in the notes to the Company’s consolidated financial statements for the years ended December 31, 2017, 2016 and 2015. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. The Company’s financial position and results of operations can be affected by these estimates and assumptions and are integral to the understanding of reported results. Critical accounting policies are those policies that management believes are the most important to the portrayal of the Company’s financial condition and results, and they require management to make estimates that are difficult, subjective or complex.

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

Deferred Tax Liability: The Company has evaluated its deferred tax liability to determine if it is more likely than not that the liability will be utilized in the future. The Company’s most recent evaluation has determined that the Company will more likely than not be able to utilize the remaining deferred tax liability.

Income Tax Accounting: The Company files a consolidated federal income tax return. The provision for income taxes is based upon income in the consolidated financial statements, rather than amounts reported on our income tax return. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in rates on our deferred tax assets and liabilities is recognized as income or expense in the period that includes the enactment date.

Changes in Financial Condition

Total assets at December 31, 2017, were $876.6 million, compared to $816.0 million at December 31, 2016. Loans (excluding loans held for sale) were $696.6 million at December 31, 2017, compared to $644.4 million at December 31, 2016. Total deposits were $729.6 million at December 31, 2017, compared to $673.1 million at December 31, 2016.

Total equity was $94.0 million at December 31, 2017, up from $86.5 million at December 31, 2016. The $7.5 million increase in equity, which reflected an 8.6 percent increase over 2016, was a result of net income less common and preferred dividends of $2.3 million.

	Year Ended December 31,
($ in thousands)	2017	2016	% Change
Total Loans
Commercial	$102,041	$109,087	(6.5%)
Commercial real estate	332,154	284,084	16.9%
Agricultural	51,947	52,475	(1.0%)
Residential real estate	150,854	142,452	5.9%
Consumer & other	59,619	56,335	5.8%
Total loans, net of unearned income	$696,615	$644,433	8.1%

Total loans, held for sale	$3,940	$4,434	(11.1%)

	2017	2016	% Change
Total Deposits
Noninterest bearing demand	$135,592	$125,189	8.3%
Interest bearing demand	131,079	131,598	(0.4%)
Savings & money market	245,111	218,570	12.1%
Time deposits	217,818	197,716	10.2%
Total deposits	$729,600	$673,073	8.4%

Total Shareholder’s Equity	$94,000	$86,548	8.6%

Loans held for investment increased $52.2 million, or 8.1 percent, to $696.6 million at December 31, 2017. The largest component of this increase was in commercial real estate loans, which rose $48.1 million, followed by residential real estate, which rose $8.4 million.

Deposits increased $56.5 million, or 8.4 percent, to $729.6 million at December 31, 2017. Deposit growth for the year included $10.4 million in noninterest demand deposits and $26.5 million in savings and money market deposits.

Stockholders’ equity at December 31, 2017, was $94.0 million or 10.7 percent of total assets compared to $86.5 million or 10.6 percent of total assets at December 31, 2016.

Asset Quality	Year Ended December 31,
($ in thousands)	2017	2016	% Change
Nonaccruing loans	$2,704	$2,737	(1.2%)
Accruing restructured loans (TDRs)	1,129	1,590	(29.0%)
OREO & repossessed assets	26	994	(97.4%)
Nonperforming assets	3,859	5,321	(27.5%)
Net charge offs	196	15	1206.7%
Loan loss provision	400	750	(46.7%)
Allowance for loan losses	7,930	7,725	2.7%

Nonperforming assets/total assets	0.44%	0.65%	(32.5%)
Net charge offs/average loans	0.03%	0.00%	N/M
Allowance/loans	1.14%	1.20%	(5.0%)
Allowance/nonperforming loans	206.89%	178.53%	15.9%

Nonperforming assets consisting of loans, Other Real Estate Owned (OREO) and accruing TDRs totaled $3.9 million, or 0.44 percent of total assets at December 31, 2017, a decrease of $1.4 million or 27.5 percent from 2016. Net charge offs were up during 2017, at $0.20 million, which was a $0.18 million increase compared to 2016. The Company’s loan loss allowance at December 31, 2017, now covers nonperforming loans at 207 percent, up from 179 percent at December 31, 2016.

Regulatory capital reporting is required for State Bank only, as the Company is now exempt from quarterly regulatory capital level measurement. As of December 31, 2017, State Bank met all regulatory capital levels required to be considered well-capitalized (See Note 13 to the Consolidated Financial Statements).

Earnings Summary – 2017 vs. 2016

Net income for 2017 was $11.1 million, and net income available to common shareholders was $10.1 million, or $1.74 per diluted share, compared with net income of $8.8 million and net income available to common of $7.8 million, or $1.38 per diluted share, for 2016. The Company’s 2017 results included a $1.7 million one-time reduction in tax expense due to the recently enacted TCJA. State Bank reported net income for 2017 of $12.3 million, which was up from the $9.7 million in net income in 2016. RDSI reported a net loss for 2017 of $0.2 million, compared to a net loss of $0.08 million reported for 2016.

Positive results for 2017 included loan growth of $52.2 million, and deposit growth of $56.5 million. The mortgage banking business line continues to contribute significant revenues, with residential real estate loan production of $315.8 million for the year, resulting in $7.1 million of revenue from gains on sale. The level of mortgage origination was down from the $382.8 million in 2016. The Company’s loans serviced for others ended the year at $994.9 million, up from $899.7 million at December 31, 2016.

Operating revenue was up compared to the prior year by $1.9 million, or 4.3 percent, due to SBA gains, wealth management Income and $52.2 million in balance sheet loan growth. Net interest margin on a tax equivalent basis (FTE) for 2017 was 3.78 percent, up 3 basis points from 2016.

Operating expense was up compared to the prior year by $1.50 million, or 4.90 percent, due to fringe benefit cost increases and higher staffing levels. Net charge offs for 2017 of $0.20 million resulted in a loan loss provision of $0.40 million, which was down from the $0.02 million and $0.75 million respectively in 2016.

Results of Operations

	Year Ended December 31,
($ in thousands except per share data)	2017	2016	% Change
Total assets	$876,627	$816,005	7.4%
Total investments	82,790	90,128	(8.1%)
Loans held for sale	3,940	4,434	(11.1%)
Loans, net of unearned income	696,615	644,433	8.1%
Allowance for loan losses	7,930	7,725	2.7%
Total deposits	729,600	673,073	8.4%

Total operating revenue	$45,603	$43,742	4.3%
Net interest income	28,386	25,853	9.8%
Loan loss provision	400	750	(46.7%)
Noninterest income	17,217	17,889	(3.8%)
Noninterest expense	31,578	30,091	4.9%
Net income	11,065	8,784	26.0%
Net income available to common shareholders	10,090	7,809	29.2%
Diluted earnings per share	1.74	1.38	26.2%

Net Interest Income

	Year Ended December 31,
($ in thousands)	2017	2016	% Change
Net interest income	$28,386	$25,853	9.8%

Net interest income was $28.4 million for 2017 compared to $25.9 million for 2016, an increase of $2.5 million or 9.8 percent. Average earning assets increased to $759.7 million in 2017, compared to $698.5 million in 2016, an increase of $61.1 million or 8.8 percent due to loan volume. The consolidated 2017 full year net interest margin (FTE) increased 3 basis points to 3.78 percent compared to 3.75 percent for the full year of 2016.

Provision for Loan Losses of $0.40 million was taken in 2017 compared to $0.75 million taken for 2016. The $0.35 million decrease was due to the lower level of charge-offs and the improvement in the Company’s nonperforming asset levels. For 2017, net charge offs totaled $0.20 million, or 0.03 percent of average loans. This charge off level was higher than 2016, in which net charge-offs were $0.02 million or 0.00 percent of average loans.

Noninterest Income

	Year Ended December 31,
($ in thousands)	2017	2016	% Change
Wealth management fees	$2,777	$2,628	5.7%
Customer service fees	2,671	2,705	(1.3%)
Gains on sale of mtg. loans & OMSR’s	7,132	8,172	(12.7%)
Mortgage loan servicing fees, net	1,316	810	62.5%
Gains on sale of non-mortgage loans	1,272	979	29.9%
Data service fees	738	917	(19.5%)
Gains on sale of securities	119	262	(54.6%)
Other	1,192	1,416	(15.8%)
Total noninterest income	$17,217	$17,889	(3.8%)

Total noninterest income was $17.2 million for 2017 compared to $17.9 million for 2016, representing a $0.7 million, or 3.8 percent, decrease year-over-year. This decrease, driven by a 13 percent decrease in gains on sale of residential real estate loans offset by other mortgage banking fee income (primarily due to higher servicing income), SBA gains (up 30% due to higher volume) and higher wealth management fee income (assets under management increased 14%). The Company sold $261.3 million of originated mortgages into the secondary market, which allowed our serviced loan portfolio to grow to $994.9 million at December 31, 2017 from $899.7 million at December 31, 2016. Higher servicing income on the portfolio led to the 24 percent increase in mortgage loan serving income. Data servicing fees from RDSI continued to decline, and were down 19.5 percent in 2017, due to lower check processing volume and client losses. Other income decreased due to lower swap and commercial fee income.

Noninterest Expense

	Year Ended December 31,
($ in thousands)	2017	2016	% Change
Salaries & employee benefits	18,646	17,421	7.0%
Professional fees	1,774	1,426	24.4%
Occupancy & equipment expense	5,020	4,763	5.4%
Marketing expense	734	647	13.4%
All other	5,404	5,834	(7.4%)
Total noninterest expense	$31,578	$30,091	4.9%

Total noninterest expense was $31.6 million for 2017 compared to $30.1 million for 2016, representing a $1.5 million, or 4.9 percent, increase year-over-year. Total full-time equivalent employees ended 2017 at 240, which was up 13 from year-end 2016.

Salaries and benefits were driven by higher personnel and incentive costs from mortgage origination and support. We also added staffing in compliance and Commercial/SBA loan sales. Marketing costs were higher due to expanded campaigns and higher sales staff needing support. Our professional fees were higher due to greater regulatory requirements based on market capitalization thresholds and costs associated with the sale of the DCM division of RDSI.

Earnings Summary – 2016 vs. 2015

Net income for 2016 was $8.8 million, and net income available to common shareholders was $7.8 million or $1.38 per diluted share, compared with net income of $7.6 million and net income available to common of $6.7 million, or $1.19 per diluted share, for 2015. State Bank reported net income for 2016 of $9.7 million, which was up from the $8.4 million in net income in 2015. RDSI reported a net loss for 2016 of $0.08 million, compared to a net loss of $0.003 million reported for 2015.

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

Operating expense was up compared to the prior year by $3.2 million, or 11.8 percent, due to higher mortgage volumes, fringe benefit cost increases and higher staffing levels. Net charge offs for 2016 of $0.15 million resulted in a loan loss provision of $0.8 million, which was down from the $0.9 million and $1.1 million respectively in 2015.

Results of Operations

	Year Ended December 31,
($ in thousands except per share data)	2016	2015	% Change
Total assets	$816,005	$733,071	11.3%
Total investments	90,128	89,789	0.4%
Loans held for sale	4,434	7,516	(41.0%)
Loans, net of unearned income	644,433	557,659	15.6%
Allowance for loan losses	7,725	6,990	10.5%
Total deposits	673,073	586,453	14.8%

Total operating revenue	$43,742	$39,050	12.0%
Net interest income	25,853	23,343	10.8%
Loan loss provision	750	1,100	(31.8%)
Noninterest income	17,889	15,707	13.9%
Noninterest expense	30,091	26,927	11.8%
Net income	8,784	7,619	15.3%
Net income available to common shareholders	7,809	6,663	17.2%
Diluted earnings per share	1.38	1.19	16.1%

Net Interest Income

	Year Ended December 31,
($ in thousands)	2016	2015	% Change
Net interest income	$25,853	$23,343	10.8%

Net interest income was $25.9 million for 2016 compared to $23.3 million for 2015, an increase of $2.5 million or 10.8 percent. Average earning assets increased to $698.5 million in 2016, compared to $628.0 million in 2015, an increase of $70.5 million or 11.2 percent due to loan volume. The consolidated 2016 full year net interest margin decreased 3 basis points to 3.75 percent compared to 3.78 percent for the full year of 2015.

Provision for Loan Losses of $0.75 million was taken in 2016 compared to $1.1 million taken for 2015. The $0.35 million decrease was due to the lower level of charge offs and the improvement in the Company’s nonperforming asset levels. For 2016, net charge offs totaled $0.02 million, or essentially 0.00 percent of average loans. This charge off level was higher than 2015, in which net charge offs were $0.9 million or 0.17 percent of average loans.

Noninterest Income

	Year Ended December 31,
($ in thousands)	2016	2015	% Change
Wealth management fees	$2,628	$2,606	0.8%
Customer service fees	2,705	2,779	(2.7%)
Gains on sale of mtg. loans & OMSR’s	8,172	6,264	30.5%
Mortgage loan servicing fees, net	810	1,025	(21.0%)
Gains on sale of non-mortgage loans	979	947	3.4%
Data service fees	917	1,190	(22.9%)
Gains on sale of securities	262	-	100.0%
Other	1,416	896	58.0%

Total noninterest income	$17,889	$15,707	13.9%

Total noninterest income was $17.9 million for 2016 compared to $15.7 million for 2015, representing a $2.2 million, or 13.9 percent increase year-over-year. This increase was driven by a 30 percent increase in gains on sale of residential real estate loans and gains on securities sales and higher commercial fee income. The Company sold $337.4 million of originated mortgages into the secondary market, which allowed our serviced loan portfolio to grow to $899.7 million at December 31, 2016 from $772.5 million at December 31, 2015. Higher amortization of the servicing rights led to the 21 percent decline in mortgage loan serving income. Data servicing fees from RDSI continued to decline, and were down 22.9 percent in 2016, due to lower check processing volume and client losses. Other income increased due to gains on sales of securities and swap income.

Noninterest Expense

	Year Ended December 31,
($ in thousands)	2016	2015	% Change
Salaries & employee benefits	17,421	14,917	16.8%
Professional fees	1,426	1,663	(14.3%)
Occupancy & equipment expense	4,763	4,166	14.3%
Marketing expense	647	594	8.9%
All other	5,834	5,587	4.4%

Total noninterest expense	$30,091	$26,927	11.8%

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

Goodwill, Intangibles and Capital Purchases: The Company completed its most recent annual goodwill impairment test as of December 31, 2017. At December 31, 2017, the Company’s reporting unit had positive equity and the Company elected to perform a qualitative assessment to determine if it was more likely than not that the fair value of the reporting unit exceeded its carrying value, including goodwill. The qualitative assessment indicated that it was more likely than not that the fair value of the reporting unit exceeded its carrying value, resulting in no impairment. RDSI had no remaining goodwill as of December 31, 2017.

Management plans to purchase additional premises and equipment to meet the current and future needs of the Company’s customers. These purchases will include buildings, leasehold improvements, furniture and equipment. Management expects that cash on hand and cash generated from current operations will fund these capital expenditures and purchases.

Liquidity

Liquidity relates primarily to the Company’s ability to fund loan demand, meet deposit customers’ withdrawal requirements and provide for operating expenses. Sources used to satisfy these needs consist of cash and due from banks, interest bearing deposits in other financial institutions, securities available for sale, loans held for sale and borrowings from various sources. These assets, excluding the borrowings, are commonly referred to as liquid assets. Liquid assets were $113.3 million at December 31, 2017, compared to $111.6 million at December 31, 2016.

The Company’s commercial real estate, first mortgage residential, agricultural and multi-family mortgage portfolio of $535.0 million at December 31, 2017, can and is readily used to collateralize borrowings, which is an additional source of liquidity. Management believes the Company’s current liquidity level, without these borrowings, is sufficient to meet its current and anticipated liquidity needs. At December 31, 2017, all eligible commercial real estate, residential first, multi-family mortgage and agricultural loans were pledged under a Federal Home Loan Bank (FHLB) blanket lien.

Significant additional off-balance-sheet liquidity is available in the form of FHLB advances, unused federal funds lines from correspondent banks and the national certificate of deposit market. Management expects the risk of changes in off-balance-sheet arrangements to be immaterial to earnings. Based on the current collateralization requirements of the FHLB, approximately $72.6 million of additional borrowing capacity existed at December 31, 2017.

At December 31, 2017 and 2016, the Company had $38.0 and $23.0 million in federal funds lines available, respectively. The Company also had $24.6 million in unpledged securities at December 31, 2017 available for additional borrowings.

The cash flow statements for the periods presented provide an indication of the Company’s sources and uses of cash as well as an indication of the ability of the Company to maintain an adequate level of liquidity. A discussion of the cash flow statements for 2017, 2016 and 2015 follows:

The Company experienced positive cash flows from operating activities in 2017, 2016 and 2015. Net cash from operating activities was $9.8, $14.0 and $8.6 million for the years ended December 31, 2017, 2016 and 2015, respectively. Significant operating items for 2017 included gain on sale of loans of $8.4 million and net income of $11.1 million. Cash provided by the sale of loans held for sale were $259.1 million. Cash used in the origination of loans held for sale were $253.8 million.

The Company experienced negative cash flows from investing activities in 2017, 2016 and 2015. Net cash used in investing activities was $49.5, $90.7 and $54.7 million for the years ended December 31, 2017, 2016 and 2015, respectively. The changes for 2017 include the purchase of available-for-sale securities of $29.8 million, and net increase in loans of $51.2 million. The changes for 2016 include the purchase of available-for-sale securities of $22.6 million and net increase in loans of $88.0 million. The changes for 2015 include the purchase of available-for-sale securities of $26.3 million and net increase in loans of $42.3 million. The Company had proceeds from repayments, maturities, sales and calls of securities of $36.5, $20.7 and $20.3 million in 2017, 2016 and 2015, respectively. The Company purchased $3.0 million in bank owned life insurance in 2017 and had proceeds from life insurance contracts of $0.7 million.

The Company experienced positive cash flows from financing activities in 2017, 2016 and 2015. Net cash from financing activities was $49.3, $73.3 and $38.3 million for the years ended December 31, 2017, 2016 and 2015, respectively. Positive $56.5, $86.6 and $35.5 million is attributable to the change in deposits for 2017, 2016 and 2015, respectively.

The Company uses an economic value of equity (“EVE”) analysis to measure risk in the balance sheet incorporating all cash flows over the estimated remaining life of all balance sheet positions. The EVE analysis calculates the net present value of the Company’s assets and liabilities in rate shock environments that range from -400 basis points to +400 basis points. The likelihood of a decrease in rates is remote given the current interest rate environment and therefore, only the minus 100 basis point rate change was included in the “EVE” analysis for 2017 and 2016. The results of this analysis is reflected in the following table.

December 31, 2017

Economic Value of Equity
($’s in thousands)

Change in Rates	$ Amount	$ Change	% Change
+400 basis points	$182,859	$27,297	17.55%
+300 basis points	177,619	22,058	14.18%
+200 basis points	171,759	16,197	10.41%
+100 basis points	164,348	8,786	5.65%
Base Case	155,562	-	-
-100 basis points	145,678	(9,884)	(6.35%)

December 31, 2016

Economic Value of Equity
($’s in thousands)

Change in Rates	$ Amount	$ Change	% Change
+400 basis points	$169,809	$26,322	18.34%
+300 basis points	164,815	21,328	14.86%
+200 basis points	159,285	15,798	11.01%
+100 basis points	152,119	8,632	6.02%
Base Case	143,487	-	-
-100 basis points	134,175	(9,312)	(6.49%)

Tabular Disclosure of Contractual Obligations

The following table details the Company’s contractual obligations as of December 31, 2017, which were comprised of long-term debt obligations, other debt obligations, operating lease obligations and other long-term liabilities. Long-term debt obligations are comprised of FHLB Advances of $18.5 million. Other debt obligations are comprised of Trust Preferred securities of $10.3 million. The other long-term liabilities include time deposits of $217.8 million.

	Payment due by period
($ in thousands)		Less than	1 - 3	3 - 5	More than
Contractual Obligations	Total	1 year	years	years	5 years

Long-term Debt Obligations	$18,500	$7,000	$11,500	$-	$-

Other Debt Obligations	10,310	-	-	-	10,310

Operating Lease Obligations	390	130	228	25	7

Other Long-Term Liabilities Reflected on the Registrant’s Balance Sheet under GAAP	217,818	104,176	92,915	20,235	492

Total	$247,018	$111,306	$104,643	$20,260	$10,809

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

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

The following table details quantitative disclosures of market risk and provides information about the Company’s financial instruments used for purposes other than trading that are sensitive to changes in interest rates as of December 31, 2017. The table does not present when these items may actually reprice. For loans receivable, securities, and liabilities with contractual maturities, the table presents principal cash flows and related weighted-average interest rates by contractual maturities as well as the historical impact of interest rate fluctuations on the prepayment of loans and mortgage backed securities. For core deposits (demand deposits, interest-bearing checking, savings, and money market deposits) that have no contractual maturity, the table presents principal cash flows and applicable related weighted-average interest rates based upon the Company’s historical experience, management’s judgment and statistical analysis, as applicable, concerning their most likely withdrawal behaviors. The current historical interest rates for core deposits have been assumed to apply for future periods in this table as the actual interest rates that will need to be paid to maintain these deposits are not currently known. Weighted average variable rates are based upon contractual rates existing at the reporting date.

Principal/Notional Amount Maturing or Assumed to be Withdrawn in:

($ in thousands)	2018	2019	2020	2021	2022	Thereafter	Total
Rate Sensitive Assets
Variable Rate Loans	$70,132	$27,659	$13,299	$8,124	$8,016	$43,996	$171,226
Average interest rate	4.77%	4.58%	4.73%	4.58%	4.38%	4.31%	4.59%
Adjustable Rate Loans	$27,427	$22,149	$20,633	$22,686	$19,863	$195,978	$308,736
Average interest rate	4.45%	4.52%	4.28%	4.25%	4.34%	4.19%	4.25%
Fixed Rate Loans	$34,778	$24,440	$26,459	$17,084	$30,223	$87,609	$220,593
Average interest rate	4.20%	4.31%	4.18%	4.30%	4.24%	4.41%	4.31%
Total Loans	$132,337	$74,248	$60,391	$47,894	$58,102	$327,583	$700,555
Average interest rate	4.55%	4.48%	4.33%	4.33%	4.30%	4.26%	4.35%
Fixed rate investment securities	$14,844	$13,178	$15,312	$7,040	$3,872	$24,098	$78,344
Average interest rate	1.54%	2.27%	1.86%	2.07%	1.98%	2.75%	2.17%
Variable rate investment securities	$1,645	$441	$336	$329	$264	$5,179	$8,194
Average interest rate	2.71%	3.06%	2.69%	2.66%	2.52%	2.54%	2.61%
Fed Funds Sold & Other	$-	$-	$-	$-	$-	$-	$-
Average interest rate	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Total Rate Sensitive Assets	$148,826	$87,867	$76,039	$55,263	$62,238	$356,859	$787,093
Average interest rate	4.23%	4.14%	3.83%	4.03%	4.14%	4.14%	4.12%

Rate Sensitive Liabilities
Demand - Non Interest Bearing	$19,138	$16,437	$14,116	$12,124	$10,412	$63,365	$135,592
Demand - Interest Bearing	$15,594	$13,739	$12,104	$10,664	$9,395	$69,583	$131,079
Average interest rate	0.04%	0.04%	0.04%	0.04%	0.04%	0.04%	0.04%
Money Market Accounts	$17,782	$15,553	$13,602	$11,896	$10,405	$72,606	$141,844
Average interest rate	0.43%	0.43%	0.43%	0.43%	0.43%	0.43%	0.43%
Savings	$35,751	$8,751	$7,616	$6,630	$5,770	$38,749	$103,267
Average interest rate	0.17%	0.17%	0.17%	0.17%	0.17%	0.17%	0.17%
Certificates of Deposit	$105,507	$58,733	$32,851	$15,069	$5,167	$490	$217,817
Average interest rate	1.15%	1.43%	1.66%	1.65%	1.31%	2.76%	1.34%
Fixed rate FHLB Advances	$7,000	$6,500	$5,000	$-	$-	$-	$18,500
Average interest rate	1.53%	1.85%	1.84%	0.00%	0.00%	0.00%	1.72%
Variable rate FHLB Advances	$-	$-	$-	$-	$-	$-	$-
Average interest rate	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Fixed rate Notes Payable	$-	$-	$-	$-	$-	$-	$-
Average interest rate	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Variable rate Notes Payable	$-	$-	$-	$-	$-	$10,310	$10,310
Average interest rate	0.00%	0.00%	0.00%	0.00%	0.00%	3.39%	3.39%
Fed Funds Purchased, Repos & Other	$15,082	$-	$-	$-	$-	$-	$15,082
Average interest rate	0.21%	0.00%	0.00%	0.00%	0.00%	0.00%	0.21%
Total Rate Sensitive Liabilities	$215,854	$119,713	$85,289	$56,383	$41,149	$255,104	$773,492
Average interest rate	0.69%	0.87%	0.83%	0.56%	0.31%	0.30%	0.58%

Comparison of 2017 to 2016

($ in thousands)	First Year	Years 2 - 5	Thereafter	Total
Total Rate Sensitive Assets:
December 31, 2017	$148,826	$281,408	$356,859	$787,093
December 30, 2016	152,816	265,808	324,119	742,743
Increase (decrease)	$(3,990)	$15,600	$32,740	$44,350

Total Rate Sensitive Liabilities:
December 31, 2017	$215,854	$302,534	$255,104	$773,492
December 30, 2016	199,229	282,632	238,554	720,415
Increase (decrease)	$16,625	$19,902	$16,550	$53,077

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

SB Financial Group, Inc.

Consolidated Balance Sheets
December 31

($ in thousands)	2017	2016
ASSETS
Cash & due from banks	$26,616	$17,012
Available-for-sale securities	82,790	90,128
Loans held for sale	3,940	4,434
Loans, net of unearned income	696,615	644,433
Allowance for loan losses	(7,930)	(7,725)
Premises and equipment, net	21,277	19,129
Federal Reserve and Federal Home Loan Bank Stock, at cost	3,748	3,748
Foreclosed assets held for sale, net	26	994
Interest receivable	1,825	1,512
Goodwill & other intangibles	16,411	16,422
Cash value of life insurance	16,479	13,725
Mortgage servicing rights	9,907	8,422
Other assets	4,923	3,771
Total assets	$876,627	$816,005

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities
Deposits
Noninterest bearing demand	$135,592	$125,189
Interest bearing demand	131,079	131,598
Savings	103,267	95,594
Money market	141,844	122,976
Time deposits	217,818	197,716
Total deposits	729,600	673,073

Repurchase agreements	15,082	10,532
Federal Home Loan Bank advances	18,500	26,500
Trust preferred securities	10,310	10,310
Interest payable	592	408
Other liabilities	8,543	8,634
Total liabilities	782,627	729,457

Commitments & Contingent Liabilities

Stockholders’ Equity
Preferred Shares, no par value; authorized 200,000 shares; 15,000 shares issued	13,983	13,983
Common Shares, no par value; 10,000,000 shares; 5,027,433 shares issued authorized 10,000,000 shares; 5,027,433 shares issued	12,569	12,569
Additional paid-in capital	15,405	15,362
Retained earnings	55,439	46,688
Accumulated other comprehensive (loss)/income	(141)	51
Treasury stock, at cost; 2017 - 234,787 common shares, 2016 - 183,354 common shares	(3,255)	(2,105)
Total stockholders’ equity	94,000	86,548
Total liabilities and stockholders’ equity	$876,627	$816,005

See Notes to Consolidated Financial Statements

SB Financial Group, Inc.
Consolidated Statements of Income
Years Ended December 31

($ in thousands except per share data)	2017	2016	2015
Interest Income
Loans
Taxable	$29,792	$26,846	$23,692
Tax exempt	85	75	35
Securities
Taxable	2,076	1,536	1,506
Tax exempt	527	594	694
Total interest income	32,480	29,051	25,927

Interest Expense
Deposits	3,456	2,578	1,979
Repurchase agreements & Other	15	16	17
Federal Home Loan Bank advances	320	352	375
Trust preferred securities	303	252	213
Total interest expense	4,094	3,198	2,584

Net Interest Income	28,386	25,853	23,343
Provision for loan losses	400	750	1,100
Net interest income after provision for loan losses	27,986	25,103	22,243

Noninterest Income
Wealth management fees	2,777	2,628	2,606
Customer service fees	2,671	2,705	2,779
Gain on sale of mortgage loans & OMSR’s	7,132	8,172	6,264
Mortgage loan servicing fees, net	1,316	810	1,025
Gain on sale of non-mortgage loans	1,272	979	947
Data service fees	738	917	1,190
Net gain on sales of securities	119	262	-
Gain on sale of assets	6	177	18
Other	1,186	1,239	878
Total noninterest income	$17,217	$17,889	$15,707

Noninterest Expense
Salaries and employee benefits	$18,646	$17,421	$14,917
Net occupancy expense	2,260	2,145	1,943
Equipment expense	2,760	2,618	2,223
Data processing fees	1,558	1,380	1,060
Professional fees	1,774	1,426	1,663
Marketing expense	734	647	594
Telephone and communications	462	413	387
Postage and delivery expense	454	661	801
Employee expense	797	545	543
Other expenses	2,133	2,835	2,796
Total noninterest expense	31,578	30,091	26,927

Income Before Income Tax	13,625	12,901	11,023

Provision for Income Taxes	2,560	4,117	3,404

Net Income	$11,065	$8,784	$7,619

Preferred Share Dividends	975	975	956

Net Income available to Common Shareholders	$10,090	$7,809	$6,663

Basic Earnings Per Share	$2.10	$1.60	$1.36

Diluted Earnings Per Share	$1.74	$1.38	$1.19

See Notes to Consolidated Financial Statements

SB Financial Group, Inc.

Consolidated Statements of Comprehensive Income
Years Ended December 31

($’s in thousands)	2017	2016	2015

Net income	$11,065	$8,784	$7,619
Other comprehensive income (loss):
Available for sale investment securities:
Gross unrealized holding loss arising in the period	(374)	(1,170)	(406)
Related tax expense	126	398	138
Less: reclassification adjustment for gain realized in income	119	262	-
Related tax benefit	(40)	(89)	-
Net effect on other comprehensive loss	(169)	(599)	(268)
Total comprehensive income	$10,896	$8,185	$7,351

See Notes to Consolidated Financial Statements

SB Financial Group, Inc.

Consolidated Statements of Stockholders’ Equity (unaudited)

Years Ended December 31

	Preferred	Common	Additional Paid-in	Retained	Accumulated Other Comprehensive	Treasury
($’s in thousands - except per share data)	Stock	Stock	Capital	Earnings	Income (Loss)	Stock	Total

Balance, January 1, 2017	$13,983	$12,569	$15,362	$46,688	$51	$(2,105)	$86,548
Net income				11,065			11,065
Reclassification of stranded tax effects due to TCJA				23	(23)		-
Other comprehensive loss					(169)		(169)
Dividends on common, $0.28 per share				(1,362)			(1,362)
Dividends on preferred, $0.65 per share				(975)			(975)
Restricted stock vesting			(144)			144	-
Stock options exercised			(116)			491	375
Stock buyback						(1,785)	(1,785)
Share based compensation expense			303				303
Balance, December 31, 2017	$13,983	$12,569	$15,405	$55,439	$(141)	$(3,255)	$94,000

Balance, January 1, 2016	$13,983	$12,569	$15,438	$40,059	$650	$(1,458)	$81,241
Net income				8,784			8,784
Other comprehensive loss					(599)		(599)
Dividends on common, $0.24 per share				(1,180)			(1,180)
Dividends on preferred, $0.65 per share				(975)			(975)
Restricted stock vesting			(97)			97	-
Stock options exercised			(93)			424	331
Stock buyback						(1,168)	(1,168)
Share based compensation expense			114				114
Balance, December 31, 2016	$13,983	$12,569	$15,362	$46,688	$51	$(2,105)	$86,548

Balance, January 1, 2015	$13,983	$12,569	$15,461	$34,379	$918	$(1,627)	$75,683
Net income				7,619			7,619
Other comprehensive loss					(268)		(268)
Dividends on common, $0.20 per share				(983)			(983)
Dividends on preferred, $0.64 per share				(956)			(956)
Restricted stock vesting			(69)			69	-
Stock options exercised			(35)			102	67
Stock buyback						(2)	(2)
Share based compensation expense			81				81
Balance, December 31, 2015	$13,983	$12,569	$15,438	$40,059	$650	$(1,458)	$81,241

See Notes to Consolidated Financial Statements

SB Financial Group, Inc.

Consolidated Statements of Cash Flows

Years Ended December 31

($ in thousands)	2017	2016	2015
Operating Activities
Net Income	$11,065	$8,784	$7,619
Items not requiring (providing) cash
Depreciation and amortization	1,566	1,509	1,097
Provision for loan losses	400	750	1,100
Expense of share-based compensation plan	303	114	81
Amortization of premiums and discounts on securities	547	917	977
Amortization of intangible assets	11	13	201
Amortization of originated mortgage servicing rights	1,132	1,340	880
Deferred income taxes	(788)	738	1,519
Proceeds from sale of loans held for sale	259,119	353,068	278,670
Originations of loans held for sale	(253,840)	(343,377)	(276,252)
Gain from sale of loans	(8,404)	(9,151)	(7,195)
(Gain)/Loss on sales of assets	(6)	(177)	(18)
Net gains on sales of securities	(119)	(262)	-
Originated mortgage servicing rights impairment, net	(77)	(68)	(116)
Changes in
Interest receivable	(313)	(252)	86
Other assets	(1,760)	(872)	(1,616)
Interest payable & other liabilities	967	952	1,582
Net cash provided by operating activities	9,803	14,026	8,615

Investing Activities
Purchases of available-for-sale securities	(29,849)	(22,603)	(26,261)
Proceeds from maturities of available-for-sale securities	22,016	17,534	20,328
Proceeds from sales of available-for-sale securities	14,488	3,212	-
Net change in loans	(51,202)	(88,027)	(42,338)
Purchase of premises, equipment	(3,714)	(1,636)	(7,199)
Proceeds from sales of premises, equipment	-	9	667
Proceeds from bank owned life insurance	665	-	-
Purchase of bank owned life insurance	(3,000)	-	-
Proceeds from sale of foreclosed assets	1,067	784	111

Net cash used in investing activities	(49,529)	(90,727)	(54,692)

Financing Activities
Net increase in demand deposits, money market, interest checking & savings accounts	36,425	47,942	39,810
Net increase/(decrease) in certificates of deposit	20,102	38,678	(4,263)
Net increase/(decrease) in securities sold under agreements to repurchase	4,550	(1,874)	(334)
Proceeds from Federal Home Loan Bank advances	5,000	5,500	9,000
Repayment of Federal Home Loan Bank advances	(13,000)	(14,000)	(4,000)
Net proceeds from share based compensation plans	375	331	67
Stock Repurchase Plan	(1,785)	(1,168)	(2)
Dividends on Common Stock	(1,362)	(1,180)	(983)
Dividends on Preferred Stock	(975)	(975)	(956)

Net cash provided by financing activities	49,330	73,254	38,339

Increase/(decrease) in Cash and Cash Equivalents	9,604	(3,447)	(7,738)

Cash and Cash Equivalents, Beginning of Year	17,012	20,459	28,197

Cash and Cash Equivalents, End of Year	$26,616	$17,012	$20,459

Supplemental Cash Flows Information
Interest paid	$3,910	$3,054	$2,583
Income taxes paid	$3,105	$3,969	$2,060
Transfer of loans to foreclosed assets	$95	$1,238	$134

See Notes to Consolidated Financial Statements

SB Financial Group, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2017, 2016 and 2015

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

Cash Equivalents

The Company considers all liquid investments with original maturities of three months or less to be cash equivalents. At December 31, 2017 and 2016, cash equivalents consisted primarily of interest bearing and noninterest bearing demand deposit balances held by correspondent banks.

At December 31, 2017, none of the Company’s correspondent cash accounts exceeded federally insured limits. Additionally, the Company had approximately $15.6 million of cash held by the Federal Reserve Bank, which is not federally insured.

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

Mortgage Loans Held for Sale

Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or fair value in the aggregate. Net unrealized losses, if any, are recognized through a valuation allowance by charges to noninterest income. Gains and losses on loan sales are recorded in noninterest income.

Loans

Loans that management has the intent and ability to hold for the foreseeable future, or until maturity or payoffs, are reported at their outstanding principal balances adjusted for any charge offs, the allowance for loan losses, any deferred fees or costs on originated loans and unamortized premiums or discounts on purchased loans. Interest income is reported on the interest method and includes amortization of net deferred loan fees and costs over the loan term. Generally, loans are placed on nonaccrual status not later than 90 days past due. Past due status is based on the contractual terms of the loan. All interest accrued, but not collected for loans that are placed on nonaccrual or charged off, is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

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

The allowance consists of allocated and general components. The allocated component relates to loans that are classified as impaired. For those loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical charge off experience and expected loss given default derived from the Company’s internal risk rating process. Other adjustments may be made to the allowance for pools of loans after an assessment of internal or external influences on credit quality that are not fully reflected on the historical loss or risk rating data.

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

When State Bank moves a loan to nonaccrual status, total unpaid interest accrued to date is reversed from income. Subsequent payments are applied to the outstanding principal balance with the interest portion of the payment recorded on the balance sheet as a contra-loan. Interest received on impaired loans may be realized once all contractual principal amounts are received or when a borrower establishes a history of six consecutive timely principal and interest payments. It is at the discretion of Management to determine when a loan is placed back on accrual status upon receipt of six consecutive timely payments.

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

Share-Based Employee Compensation Plan

At December 31, 2017 and 2016, the Company had a share-based employee compensation plan, which is described more fully in Note 17 to the Consolidated Financial Statements.

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

The Company files consolidated income tax returns with its subsidiaries. With a few exceptions, the Company is no longer subject to U.S. Federal, State and Local examinations by tax authorities for the years before 2014. As of December 31, 2017, the Company had no uncertain income tax positions.

The Company uses the specific identification (or portfolio) method for reclassifying material stranded tax effects in accumulated other consolidated income (AOCI) to earnings.

The Company elected to apply the provisions of ASU 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. As a result, the Company reclassified $0.02 million from AOCI to retained earnings.

Treasury Shares

Treasury stock is stated at cost. Cost is determined by the weighted-average cost method.

Earnings Per Share

Earnings per common share is computed using the two-class method. Basic earnings per share represent income available to common shareholders divided by the weighted-average number of common shares outstanding during each period. Diluted earnings per share reflect additional potential common shares and convertible preferred shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate solely to outstanding stock options which are determined using the treasury stock method and convertible preferred shares which are determined using the converted method. Treasury stock shares are not deemed outstanding for earnings per share calculations.

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

New and applicable accounting pronouncements:

Accounting Standards Update (ASU) No. 2018-02: Reclassifications of Certain tax Effects from Accumulated Other Comprehensive Income (Topic 220)

In February of 2018, the FASB issued guidance that requires a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017. Entities electing the reclassification are required to apply the guidance either at the beginning of the period of adoption or retrospectively for all periods impacted. This guidance is effective for annual and interim periods beginning after December 31, 2018. Early adoption is permitted. The Company has elected to reclassify $0.2 million of these stranded tax effects from accumulated other comprehensive loss to retained earnings in the current period.

ASU No. 2017-12: Derivatives and Hedging (Topic 815)

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

ASU No. 2016-13: Financial Instruments – Credit Losses (Topic 326)

This ASU replaces the current GAAP incurred impairment methodology regarding credit losses with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The amendments in this update affect an entity to varying degrees depending on the credit quality of the assets held by the entity, their duration, and how the entity applies current GAAP. The amendments in this ASU are effective for reporting periods beginning after December 15, 2019, and management will need further study to determine the impact on the Company’s consolidated financial statements. The Company implemented a process to track required data by utilizing accounting software in preparation for compliance.

The adoption of ASU 2016-13 is likely to result in an increase in the allowance for loan losses as a result of changing from an “incurred loss” model, which encompasses allowances for current known and inherent losses within the portfolio, to an “expected loss” model, which encompasses allowances for losses expected to be incurred over the life of the portfolio. Furthermore, ASU 2016-13 will necessitate that we establish an allowance for expected credit losses on debt securities. While we are currently unable to reasonably estimate the impact of adopting ASU 2016-13, we expect that the impact of adoption will be significantly influenced by the composition, characteristics and quality of our loan and securities portfolios as well as the prevailing economic conditions and forecasts as of the adoption date. We anticipate being fully prepared for implementation by December 15, 2019.

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

ASU No. 2014-09: Revenue from Contracts with Customers (Topic 606)

This ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets unless those contracts are within the scope of other standards. The core principle is that an entity should recognize revenue in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Our revenue is comprised of net interest income on financial assets and financial liabilities, which is explicitly excluded from the scope of ASU 2014-09, and noninterest income. We have completed our evaluation of the impact of ASU 2014-09 on components of our noninterest income and have not found any significant changes to our methodology of recognizing revenue. As required by ASU 2014-09, we will adopt the standard in the first quarter of 2018 and, at the time of this filing, we do not anticipate recording a cumulative effect adjustment to opening retained earnings because the adjustment was determined to be insignificant. We will include newly applicable revenue disclosures in our Form 10-Q for the quarter ended March 31, 2018.

Note 2: Earnings Per Share

Earnings per common share (EPS) is computed using the two-class method. Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the applicable period, excluding participating securities. Participating securities include non-vested restricted stock awards. Non-vested restricted stock awards are considered participating securities to the extent the holders of these securities receive non-forfeitable dividends at the same rate as holders of common shares. Diluted earnings per common share is computed using the weighted-average number of shares determined for the basic earnings per common share plus the convertible impact of preferred shares and the dilutive effect of stock compensation using the treasury stock method. EPS for the years ended December 31, 2017, 2016 and 2015 is computed as follows:

	Twelve Months Ended Dec., 31
($ in thousands - except per share data)	2017	2016	2015

Distributed earnings allocated to common shares	$1,363	$1,180	$982
Undistributed earnings allocated to common shares	8,714	6,620	5,676

Net earnings allocated to common shares	10,077	7,800	6,658
Net earnings allocated to participating securities	13	9	5
Dividends on convertible preferred shares	975	975	956

Net Income allocated to common shares and participating securities	$11,065	$8,784	$7,619

Weighted average shares outstanding for basic earnings per share	4,817	4,877	4,884
Dilutive effect of stock compensation	74	47	88
Dilutive effect of convertible shares	1,460	1,452	1,451

Weighted average shares outstanding for diluted earnings per share	6,351	6,376	6,423

Basic earnings per common share	$2.10	$1.60	$1.36

Diluted earnings per common share	$1.74	$1.38	$1.19

There were no anti-dilutive shares in 2017 or 2016. Shares subject to issue upon exercise of options of 35,424 in 2015 at prices of $11.50 to $14.15 were excluded from the diluted earnings per common share calculation as they were anti-dilutive.

Note 3: Available-for-Sale Securities

The amortized cost and appropriate fair values, together with gross unrealized gains and losses, of available-for-sale securities are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
($ in thousands)	Cost	Gains	Losses	Fair Value
Available for Sale Securities:
December 31, 2017:
U.S. Treasury and Government agencies	$12,715	$62	$(69)	$12,708
Mortgage-backed securities	57,355	97	(690)	56,762
State and political subdivisions	12,829	439	(18)	13,250
Equity securities	70	-	-	70

	$82,969	$598	$(777)	$82,790

		Gross	Gross
	Amortized	Unrealized	Unrealized
($ in thousands)	Cost	Gains	Losses	Fair Value
Available-for-Sale Securities:
December 31, 2016:
U.S. Treasury and Government agencies	$13,341	$69	$(52)	$13,358
Mortgage-backed securities	62,035	204	(636)	61,603
State and political subdivisions	14,606	530	(39)	15,097
Equity securities	70	-	-	70

	$90,052	$803	$(727)	$90,128

The amortized cost and fair value of securities available for sale at December 31, 2017, by contractual maturity, are shown below. Expected maturities differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale
	Amortized	Fair
($ in thousands)	Cost	Value

Within one year	$1,560	$1,590
Due after one year through five years	7,363	7,427
Due after five years through ten years	10,624	10,731
Due after ten years	5,997	6,210
	25,544	25,958

Mortgage-backed securities and equity securities	57,425	56,832

Totals	$82,969	$82,790

The fair value of securities pledged as collateral, to secure public deposits and for other purposes, was $38.9 million at December 31, 2017, and $44.3 million at December 31, 2016. Securities delivered for repurchase agreements (not included above) were $19.1 million at December 31, 2017 and $14.6 million at December 31, 2016.

Gross gains of $0.13 million, and gross losses of $0.01 million was a reclassification from accumulated other comprehensive income and is included in the net gain on sales of securities for 2017. Gross gains of $0.26 million was a reclassification from accumulated other comprehensive income and is included in the net gain on sales of securities in 2016. The related tax expense for net security gains for 2017 was $0.04 million and for 2016 was $0.09 million and was a reclassification from accumulated other comprehensive income and is included in the income tax expense line in the income statement. There were no realized gains or losses on available-for-sale securities in 2015.

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments at December 31, 2017 and 2016, was $59.3 million and $52.2 million, respectively, which was approximately 72 percent and 58 percent, respectively, of the Company’s available for sale investment portfolio.

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

The following tables present securities with unrealized losses at December 31, 2017 and 2016:

($ in thousands)	Less than 12 Months		12 Months or Longer		Total
December 31, 2017	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities:
U.S. Treasury and Government agencies	$5,675	$(27)	$2,559	$(42)	$8,234	$(69)
Mortgage-backed securities	35,205	(319)	14,673	(371)	49,878	(690)
State and political subdivisions	905	(4)	326	(14)	1,231	(18)

	$41,785	$(350)	$17,558	$(427)	$59,343	$(777)

($ in thousands)	Less than 12 Months		12 Months or Longer		Total
December 31, 2016	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities:
U.S. Treasury and Government agencies	$6,044	$(52)	$-	$-	$6,044	$(52)
Mortgage-backed securities	44,344	(607)	703	(29)	45,047	(636)
State and political subdivisions	1,095	(39)	-	-	1,095	(39)

	$51,483	$(698)	$703	$(29)	$52,186	$(727)

The unrealized loss on the securities portfolio has increased by $0.05 million as of December 31, 2017, from the prior year. Management reviews these securities on a quarterly basis and has determined that no impairment exists. Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concern warrants such evaluation. When the Company does not intend to sell a debt security, and it is more likely than not the Company will not have to sell the security before recovery of its cost basis, it recognizes the credit component of an other-than-temporary impairment of a debt security in earnings and the remaining portion in other comprehensive income.

Note 4: Loans and Allowance for Loan Losses

Categories of loans at December 31 include:

	Total Loans		Nonaccrual Loans
($ in thousands)	Dec. 2017	Dec. 2016	Dec. 2017	Dec. 2016

Commercial & Industrial	$101,554	$108,752	121	190
Commercial RE & Construction	332,154	284,084	1,322	1,194
Agricultural & Farmland	51,947	52,475	-	4
Residential Real Estate	150,854	142,452	1,123	1,162
Consumer & Other	59,619	56,335	138	187
Total Loans	$696,128	$644,098	$2,704	$2,737

Unearned Income	$487	$335

Total Loans, net of unearned income	$696,615	$644,433

Allowance for loan losses	$(7,930)	$(7,725)

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

Listed below is a summary of loan commitments, unused lines of credit and standby letters of credit as of December 31, 2017 and 2016.

($ in thousands)	2017	2016
Loan commitments and unused lines of credit	$170,437	$143,553
Standby letters of credit	1,643	708
Total	$172,080	$144,261

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

The following tables present the balance of the allowance for loan and lease losses (“ALLL”) and the recorded investment in loans based on portfolio segment and impairment method as of December 31, 2017, 2016 and 2015:

	Commercial	Commercial RE	Agricultural	Residential	Consumer
($ in thousands)	& Industrial	& Construction	& Farmland	Real Estate	& Other	Total
ALLOWANCE FOR LOAN AND LEASE LOSSES
For the Twelve Months Ended December 31, 2017
Beginning balance	$1,204	$3,321	$347	$1,963	$890	$7,725
Charge offs	(50)	(26)	-	(61)	(94)	$(231)
Recoveries	5	2	5	6	18	36
Provision	(336)	482	153	221	(120)	400
Ending Balance	$823	$3,779	$505	$2,129	$694	$7,930

Loans Receivable at December 31, 2017
Allowance:
Ending balance:
individually evaluated for impairment	$-	$146	$-	$178	$5	$329
Ending balance:
collectively evaluated for impairment	$823	$3,633	$505	$1,951	$689	$7,601
Loans:
Ending balance:
individually evaluated for impairment	$-	$1,385	$-	$1,830	$197	$3,412
Ending balance:
collectively evaluated for impairment	$101,554	$330,769	$51,947	$149,024	$59,422	$692,716

	Commercial	Commercial RE	Agricultural	Residential	Consumer
($ in thousands)	& Industrial	& Construction	& Farmland	Real Estate	& Other	Total
ALLOWANCE FOR LOAN AND LEASE LOSSES
For the Twelve Months Ended December 31, 2016
Beginning balance	$914	$3,886	$204	$1,312	$674	$6,990
Charge offs	(135)	(241)	-	(20)	(105)	$(501)
Recoveries	408	5	12	2	59	486
Provision	17	(329)	131	669	262	750
Ending Balance	$1,204	$3,321	$347	$1,963	$890	$7,725

Loans Receivable at December 31, 2016
Allowance:
Ending balance:
individually evaluated for impairment	$50	$119	$-	$124	$7	$300
Ending balance:
collectively evaluated for impairment	$1,154	$3,202	$347	$1,839	$883	$7,425
Loans:
Ending balance:
individually evaluated for impairment	$50	$1,578	$-	$1,919	$248	$3,795
Ending balance:
collectively evaluated for impairment	$108,702	$282,506	$52,475	$140,533	$56,087	$640,303

	Commercial	Commercial RE	Agricultural	Residential	Consumer
($ in thousands)	& Industrial	& Construction	& Farmland	Real Estate	& Other	Total
ALLOWANCE FOR LOAN AND LEASE LOSSES
For the Twelve Months Ended December 31, 2015
Beginning balance	$1,630	$2,857	$208	$1,308	$768	$6,771
Charge offs	(497)	(303)	-	(56)	(96)	$(952)
Recoveries	26	3	3	29	10	71
Provision	(245)	1,329	(7)	31	(8)	1,100
Ending Balance	$914	$3,886	$204	$1,312	$674	$6,990

Loans Receivable at December 31, 2015
Allowance:
Ending balance:
individually evaluated for impairment	$-	$1,759	$-	$167	$37	$1,963
Ending balance:
collectively evaluated for impairment	$914	$2,127	$204	$1,145	$637	$5,027
Loans:
Ending balance:
individually evaluated for impairment	$126	$5,754	$-	$1,713	$464	$8,057
Ending balance:
collectively evaluated for impairment	$86,416	$236,454	$43,835	$129,093	$53,760	$549,558

Credit Risk Profile

The Company categorizes loans into risk categories (loan grades) based on relevant information about the ability of borrowers to service their debt such as current financial information, historical payment experience, credit documentation, public information and current economic trends, among other factors. The Company analyzes loans individually by classifying the loans as to credit risk. This analysis includes loans with an outstanding balance greater than $100,000 and non-homogeneous loans, such as commercial and commercial real estate loans. This analysis is performed on a quarterly basis. The Company uses the following definitions for risk ratings:

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

The following tables present the credit risk profile of the Company’s loan portfolio based on rating category as of December 31, 2017 and 2016:

December 31, 2017 ($ in thousands)	Commercial & Industrial	Commercial RE & Construction	Agricultural & Farmland	Residential Real Estate	Consumer & Other	Total
1-2	$96	$13	$-	$832	$1	$942
3	19,883	93,222	8,080	114,130	57,204	292,519
4	80,448	236,217	43,735	34,271	2,151	396,822
Total Pass (1 - 4)	100,427	329,452	51,815	149,233	59,356	690,283

Special Mention (5)	512	1,100	132	-	66	1,810
Substandard (6)	7	580	-	1,583	197	2,367
Doubtful (7)	608	1,046	-	38	-	1,668
Loss (8)	-	-	-	-	-	-
Total Loans	$101,554	$332,154	$51,947	$150,854	$59,619	$696,128

December 31, 2016	Commercial	Commercial RE	Agricultural	Residential	Consumer
($ in thousands)	& Industrial	& Construction	& Farmland	Real Estate	& Other	Total
1-2	$1,149	$33	$9	$234	$3	$1,428
3	28,461	89,406	9,985	113,403	53,386	294,641
4	78,517	188,007	42,481	26,510	2,625	338,140
Total Pass (1 - 4)	108,127	277,446	52,475	140,147	56,014	634,209
Special Mention (5)	-	5,030	-	518	123	5,671
Substandard (6)	150	1,291	-	625	61	2,127
Doubtful (7)	475	317	-	1,162	137	2,091
Loss (8)	-	-	-	-	-	-
Total Loans	$108,752	$284,084	$52,475	$142,452	$56,335	$644,098

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

The following tables present the Company’s loan portfolio aging analysis as of December 31, 2017 and 2016:

($ in thousands) December 31, 2017	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable

Commercial & Industrial	$85	$-	$88	$173	$101,381	$101,554
Commercial RE & Construction	110	-	1,086	1,196	330,958	332,154
Agricultural & Farmland	-	-	-	-	51,947	51,947
Residential Real Estate	484	379	433	1,296	149,558	150,854
Consumer & Other	182	21	103	306	59,313	59,619
Total Loans	$861	$400	$1,710	$2,971	$693,157	$696,128

($ in thousands) December 31, 2016	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable

Commercial & Industrial	$35	$50	$104	$189	$108,563	$108,752
Commercial RE & Construction	254	883	59	1,196	282,888	284,084
Agricultural & Farmland	-	-	-	-	52,475	52,475
Residential Real Estate	123	201	115	439	142,013	142,452
Consumer & Other	185	45	148	378	55,957	56,335
Total Loans	$597	$1,179	$426	$2,202	$641,896	$644,098

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

The following tables present impaired loan activity for the twelve months ended December 31, 2017 and 2016 and 2015:

Twelve Months Ended December 31, 2017	Recorded	Unpaid Principal	Related	Average Recorded	Interest Income
	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Commercial & Industrial	$-	$-	$-	$-	$-
Commercial RE & Construction	696	722	-	756	34
Agricultural & Farmland	-	-	-	-	-
Residential Real Estate	752	795	-	1,460	67
Consumer & Other	110	110	-	128	9
With a specific allowance recorded:
Commercial & Industrial	-	-	-	-	-
Commercial RE & Construction	689	689	146	713	-
Agricultural & Farmland	-	-	-	-	-
Residential Real Estate	1,078	1,097	178	628	25
Consumer & Other	87	87	5	91	5
Totals:
Commercial & Industrial	$-	$-	$-	$-	$-
Commercial RE & Construction	$1,385	$1,411	$146	$1,469	$34
Agricultural & Farmland	$-	$-	$-	$-	$-
Residential Real Estate	$1,830	$1,892	$178	$2,088	$92
Consumer & Other	$197	$197	$5	$219	$14

Twelve Months Ended December 31, 2016	Recorded	Unpaid Principal	Related	Average Recorded	Interest Income
	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Commercial & Industrial	$-	$-	$-	$-	$-
Commercial RE & Construction	637	637	-	655	24
Agricultural & Farmland	-	-	-	-	-
Residential Real Estate	1,248	1,290	-	1,470	70
Consumer & Other	129	129	-	151	11
With a specific allowance recorded:
Commercial & Industrial	50	50	50	50	3
Commercial RE & Construction	941	941	119	1,010	45
Agricultural & Farmland	-	-	-	-	-
Residential Real Estate	671	672	124	751	30
Consumer & Other	119	118	7	123	7
Totals:
Commercial & Industrial	$50	$50	$50	$50	$3
Commercial RE & Construction	$1,578	$1,578	$119	$1,665	$69
Agricultural & Farmland	$-	$-	$-	$-	$-
Residential Real Estate	$1,919	$1,962	$124	$2,221	$100
Consumer & Other	$248	$247	$7	$274	$18

Twelve Months Ended December 31, 2015	Recorded	Unpaid Principal	Related	Average Recorded	Interest Income
	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Commercial & Industrial	$126	$1,214	$-	$1,388	$-
Commercial RE & Construction	1,110	1,110	-	1,206	27
Agricultural & Farmland	-	-	-	-	-
Residential Real Estate	657	657	-	862	52
Consumer & Other	90	90	-	107	9
With a specific allowance recorded:
Commercial & Industrial	-	-	-	-	-
Commercial RE & Construction	4,644	4,893	1,759	5,006	90
Agricultural & Farmland	-	-	-	-	-
Residential Real Estate	1,056	1,013	167	1,084	45
Consumer & Other	374	374	37	385	22
Totals:
Commercial & Industrial	$126	$1,214	$-	$1,388	$-
Commercial RE & Construction	$5,754	$6,003	$1,759	$6,212	$117
Agricultural & Farmland	$-	$-	$-	$-	$-
Residential Real Estate	$1,713	$1,670	$167	$1,946	$97
Consumer & Other	$464	$464	$37	$492	$31

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

The tables below present the activity of TDRs during the years ended December 31, 2017, 2016 and 2015:

There was no new TDRs during the period ended December 31, 2017.

There was no increase in the allowance for loan losses due to TDRs in the twelve-month period ended December 31, 2017.

There were no TDRs that were originated and subsequently defaulted within the prior 12 months.

	December 31, 2016
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

There was no TDRs for the period ended December 31, 2016 that defaulated on their adjusted obligation.

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

There was no increase in the allowance for loan losses due to TDRs in the twelve month period ended December 31, 2015.

There was no TDR’s for the period ended December 31, 2015 that defaulated on their adjusted obligation.

Note 5: Mortgage Banking and Servicing Rights

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balance of mortgage loans serviced for others approximated $994.9 million, $899.7 million, and $772.5 million at December 31, 2017, 2016 and 2015, respectively. Contractually specified servicing fees of approximately $2.4 million, $2.1 million, and $1.8 million were included in mortgage loan servicing fees in the income statement for the years ended December 31, 2017, 2016 and 2015, respectively.

The following table summarizes mortgage servicing rights capitalized and related amortization, along with activity in the related valuation allowance:

($ in thousands)	2017	2016
Carrying amount, beginning of year	$8,422	$7,152
Mortgage servicing rights capitalized during the year	2,540	2,542
Mortgage servicing rights amortization during the year	(1,132)	(1,340)
Net change in valuation allowance	77	68
Carrying amount, end of year	$9,907	$8,422

Valuation allowance:
Beginning of year	$228	$296
Reduction	(77)	(68)
End of year	$151	$228
Fair Value, beginning of period	$9,656	$7,760
Fair Value, end of period	$11,338	$9,656

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

The Company does not use derivatives for trading or speculative purposes. Derivatives not designated as hedges are not speculative and result from a service the Company provides to certain customers. The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. Those interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. As of December 31, 2017, the notional amount of customer-facing swaps was approximately $39.3 million, as compared to $33.2 million at December 31, 2016. This amount is offset with third party counterparties, as described above. The Company has minimum collateral posting thresholds with its derivative counterparties. As of December 31, 2017, the Company had no cash posted as collateral.

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of the Company’s derivative financial instruments, as well as their classification on the Balance Sheet, as of December 31, 2017 and 2016.

	Asset Derivatives		Liability Derivatives
	December 31, 2017		December 31, 2017
($ in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments:
Interest rate contracts	Other Assets	$698	Other Liabilities	$698

	Asset Derivatives		Liability Derivatives
	December 31, 2016		December 31, 2016
($ in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments:
Interest rate contracts	Other Assets	$623	Other Liabilities	$623

The Company’s derivative financial instruments had no net effect on the Income Statement for the years ended December 31, 2017, 2016 and 2015.

Note 7: Premises and Equipment

Major classifications of premises and equipment stated at cost were as follows at December 31:

($ in thousands)	2017	2016

Land	$3,514	$2,907
Buildings and improvements	23,496	19,431
Equipment	11,564	11,042
Construction in process	404	2,429
	38,978	35,809

Less accumulated depreciation	(17,701)	(16,680)

Net premises and equipment	$21,277	$19,129

For the coming year, the Company has plans, but no commitments, for premises and equipment purchases. These expenditures will be funded by cash on hand and from cash generated from current operations.

Note 8: Goodwill and Intangibles

The balance of goodwill as of December 31, 2017 and December 31, 2016 was $16.4 million. No changes in goodwill were noted during 2017 or 2016. Goodwill is tested on the last day of the last quarter of each calendar year.

Impairment exists when a reporting unit’s carrying value of goodwill exceeds its fair value. At December 31, 2017, the Company’s reporting unit had positive equity and the Company elected to perform a qualitative assessment to determine if it was more likely than not that the fair value of the reporting unit exceeded its carrying value, including goodwill. The qualitative assessment indicated that it was more likely than not that the fair value of the reporting unit exceeded its carrying value, resulting in no impairment.

Carrying basis and accumulated amortization of intangible assets were as follows at December 31:

	2017		2016
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
($ in thousands)	Amount	Amortization	Amount	Amortization
Core deposits intangible	$4,698	$(4,682)	$4,698	$(4,675)
Customer relationship intangible	200	(158)	200	(153)
Banking intangibles	4,898	(4,840)	4,898	(4,828)

Amortization expense for core deposits and other for the years ended December 31, 2017, 2016 and 2015 was $0.01, $0.01 and $0.20 million, respectively. Estimated amortization expense for each of the following five years is immaterial.

Note 9: Interest Bearing Deposits

Interest-bearing time deposits in denominations of $250,000 or more totaled $27.9 million on December 31, 2017 and $11.1 million on December 31, 2016. Certificates of Deposit obtained from brokers totaled approximately $10.7 million and $12.7 million at December 31, 2017 and 2016, respectively, and mature between 2018 and 2022.

At December 31, 2017, the scheduled maturities of time deposits were as follows:

($ in thousands)

2018	$104,176
2019	59,347
2020	33,568
2021	15,070
2022	5,165
Thereafter	492

$217,818

Included in time deposits at December 31, 2017 and 2016 were $55.4 million and $61.6 million, respectively, of deposits which were obtained through the Certificate of Deposit Account Registry Service (“CDARS”). This service allows deposit customers to maintain fully insured balances in excess of the $250,000 FDIC limit without the inconvenience of having multi-banking relationships. Under the reciprocal program that State Bank is currently participating in, customers agree to allow State Bank to place their deposits with other participating banks in the CDARS program in insurable amounts under $250,000. In exchange, other banks in the program agree to place their deposits with State Bank also in insurable amounts under $250,000.

Note 10: Short-Term Borrowings

($ in thousands)	2017	2016

Securities Sold Under Repurchase Agreements	$15,082	$10,532

State Bank has retail repurchase agreements to facilitate cash management transactions with commercial customers. Securing these obligations are agency securities ($4.3 and $5.1 million for 2017 and 2016 respectively) and mortgage-backed securities ($14.8 and $9.5 million for 2017 and 2016 respectively), which is held at the Federal Home Loan Bank. This collateral has maturities from 2018 through 2042. At December 31, 2017, retail repurchase agreements totaled $15.1 million. The maximum amount of outstanding agreements at any month end during 2017 and 2016 totaled $18.4 and $20.6 million, respectively, and the monthly average of such agreements totaled $12.4 and $15.0 million, respectively. The retail repurchase agreements mature within one month.

At December 31, 2017 and December 31, 2016, State Bank had $38.0 and $23.0 million, respectively, in federal funds lines, of which none were drawn.

Note 11: Federal Home Loan Bank Advances

The Federal Home Loan Bank advances were secured by $112.7 million in mortgage loans at December 31, 2017. Advances, at interest rates from 1.48 to 1.96 percent, are subject to restrictions or penalties in the event of prepayment. Aggregate annual maturities of Federal Home Loan Bank advances at December 31, 2017, were:

($ in thousands)	Debt

2018	7,000
2019	6,500
2020	5,000
2021	-
2022	-
Total	$18,500

Note 12: Trust Preferred Securities

On September 15, 2005, RST II, a wholly-owned subsidiary of the Company, closed a pooled private offering of 10,000 Capital Securities with a liquidation amount of $1,000 per security. The proceeds of the offering were loaned to the Company in exchange for junior subordinated debentures with terms similar to the Capital Securities. Distributions on the Capital Securities are payable quarterly at a variable rate that is based upon the 3-month LIBOR plus 1.80 percent and are included in interest expense in the consolidated financial statements. These securities may be included in Tier 1 capital (with certain limitations applicable) under current regulatory guidelines and interpretations. The balance of the Capital Securities as of December 31, 2017 and 2016 was $10.3 million, with a maturity date of September 15, 2035.

Note 13: Income Taxes

The provision for income taxes includes these components:

($ in thousands)	For The Year Ended December 31,
	2017	2016	2015
Taxes currently payable	$3,348	$3,379	$1,885
Impact of TCJA	(1,730)	-	-
Deferred provision	942	738	1,519
Income tax expense	$2,560	$4,117	$3,404

A reconciliation of income tax expense at the statutory rate to the Company’s actual income tax expense is shown below:

($ in thousands)	For The Year Ended December 31,
	2017	2016	2015
Computed at the statutory rate (34%)	$4,633	$4,387	$3,748
Increase (decrease) resulting from
Tax exempt interest	(200)	(218)	(240)
BOLI income	(142)	(98)	(99)
Impact of TCJA	(1,730)	-	-
Stock Compensation	(77)	-	-
Other	76	46	(5)
Actual tax expense	$2,560	$4,117	$3,404

The tax effects of temporary differences related to deferred taxes shown on the balance sheets are:

($ in thousands)	At December 31,
	2017	2016	2015
Deferred tax assets
Allowance for loan losses	$1,665	$2,627	$2,377
Net deferred loan fees	63	98	104
Unrealized losses on available-for-sale securities	38	-	-
Other	165	361	757
	1,931	3,086	3,238
Deferred tax liabilities
Depreciation	(926)	(1,385)	(1,335)
Mortgage servicing rights	(2,162)	(2,930)	(2,468)
Unrealized gains on available-for-sale securities	-	(26)	(335)
Purchase accounting adjustments	(1,102)	(1,659)	(1,489)
Prepaids	(169)	(188)	(285)
FHLB stock dividends	(288)	(466)	(465)
	(4,647)	(6,654)	(6,377)
Net deferred tax liability	$(2,716)	$(3,568)	$(3,139)

The United States Congress enacted significant change to the US tax code on December 22, 2017. Among other changes, the TCJA reduces the US Federal corporate tax rate from 35 percent to 21 percent. At December 31, 2017, the Company has substantially completed its accounting for the tax effects of enactment of the TCJA. For deferred tax assets and liabilities, amounts were remeasured based on the rates expected to reverse in the future, which is now 21 percent. As noted above, the Company realized a one-time tax credit due to the TCJA of $1.7 million in 2017.

The Company continues to analyze certain aspects of the TCJA and further refinements are possible, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts, although we do not expect these adjustments to materially impact our financial statements.

Note 14: Accumulated Other Comprehensive Income

The following table presents reclassifications out of accumulated other comprehensive income related to unrealized gains and losses on available-for-sale securities for the three years ending December 31.

($ in thousands)	2017	2016	2015	Affected Line Item in Income Statement
Realized gains included in net income	$119	$262	$-	Gains on investment securities
	119	262	-	Income before income taxes
Tax effect	(40)	(89)	-	Provision for income taxes
Net of Tax	$79	$173	$-	Net income

Note 15: Regulatory Matters

As of December 31, 2017, based on its call report computations, State Bank was classified as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, State Bank must maintain capital ratios as set forth in the table below. There are no conditions or events since December 31, 2017 that management believes have changed State Bank’s capital classification.

State Bank’s actual capital amounts and ratios are presented in the following table. Capital levels are presented for the State Bank only as the Company is now exempt from quarterly reporting at the holding company level:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Procedures
($ in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2017
Tier I Capital to average assets	$83,807	9.72%	$34,477	4.0%	$43,097	5.0%
Tier I Common equity capital to risk-weighted assets	83,807	10.54%	35,786	4.5%	51,691	6.5%

Tier I Capital to risk-weighted assets	83,807	10.54%	47,715	6.0%	63,620	8.0%
Total Risk-based capital to risk-weighted assets	91,737	11.54%	63,620	8.0%	79,524	10.0%

As of December 31, 2016
Tier I Capital to average assets	$74,183	9.31%	$31,875	4.0%	$39,844	5.0%
Tier I Common equity capital to risk-weighted assets	74,183	10.28%	32,477	4.5%	46,912	6.5%

Tier I Capital to risk-weighted assets	74,183	10.28%	43,303	6.0%	57,738	8.0%
Total Risk-based capital to risk-weighted assets	81,908	11.35%	57,738	8.0%	72,172	10.0%

The above minimum capital requirements exclude the capital conservation buffer required to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers. The capital conservation buffer is phasing in from 0.0 percent for 2015 to 2.50 percent for 2019. The capital conservation buffer was 1.25 percent at December 31, 2017. The net unrealized gain or loss on available-for-sale securities is not included in computing regulatory capital. Management believes as of December 31, 2017, State Bank met all capital adequacy requirements to which they are subject.

Note 16: Employee Benefits

The Company has instituted a long-term incentive program (LTI), with the objective of rewarding senior management with restricted shares of the Company, in addition to the existing stock option program (see Note 16).

The Company has a retirement savings 401(k) plan covering substantially all employees. Employees contributing up to 4 percent of their compensation receive a Company match of 100 percent of the employee’s contribution. Employee contributions are vested immediately and the Company’s matching contributions are fully vested after three years of employment. Employer contributions charged to expense for 2017, 2016 and 2015 were $0.5, $0.4 and $0.4 million, respectively.

Also, the Company has Supplemental Executive Retirement Plan (“SERP”) Agreements with certain active and retired officers. The agreements provide monthly payments for up to 15 years that equal 15 percent to 25 percent of average compensation prior to retirement or death. The charges to expense for the current agreements were $0.2, $0.03 and $0.2 million for 2017, 2016 and 2015, respectively.

Additional life insurance is provided to certain officers through a bank-owned life insurance policy (“BOLI”). By way of a separate split-dollar agreement, the policy interests are divided between State Bank and the insured’s beneficiary. State Bank owns the policy cash value and a portion of the policy net death benefit, over and above the cash value assigned to the insured’s beneficiary. The cash surrender value of all life insurance policies totaled $16.5 and $13.7 million at December 31, 2017, and 2016, respectively.

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

Benefit expense for the value of the stock purchased is recorded equal to the fair market value of the stock when contributions, which are determined annually by the Board of Directors of the Company, are made to the ESOP. Allocated shares in the ESOP at December 31, 2017 and 2016, were 449,635 and 466,442, respectively.

Dividends on allocated shares are recorded as dividends and charged to retained earnings. Compensation expense is recorded equal to the fair market value of the stock when contributions, which are determined annually by the Board of Directors of the Company, are made to the ESOP. ESOP expense for the years ended December 31, 2017, 2016 and 2015 was $0.2, $0.3 and $0.2 million, respectively.

Note 17: Share Based Compensation Plan

In April 2017, the shareholders approved a new share-based incentive compensation plan, the SB Financial Group, Inc. 2017 Stock Incentive Plan (the “2017 Plan”), which replaced the Company’s 2008 Stock Incentive Plan. This plan permits the grant or award of incentive stock options, nonqualified stock options, stock appreciation rights (“SAR’s”), restricted stock, and restricted stock units (“RSU’s”) for up to 500,000 Common Shares of the Company.

The 2008 Plan, which was approved by the shareholders in April 2008, permits the grant or award of incentive stock options, nonqualified stock options, stock appreciation rights (“SARs”), and restricted stock for up to 250,000 Common Shares of the Company.

The 2008 and 2017 Plans are intended to advance the interests of the Company and its shareholders by offering employees, directors and advisory board members of the Company and its subsidiaries an opportunity to acquire or increase their ownership interest in the Company through grants of equity-based awards. The Plans permit equity-based awards to be used to attract, motivate, reward and retain highly competent individuals upon whose judgment, initiative, leadership and efforts are key to the success of the Company by encouraging those individuals to become shareholders of the Company.

Option awards are granted with an exercise price equal to the market price of the Company’s stock at the date of grant and those option awards vest based on 5 years of continuous service and have 10-year contractual terms. The fair value of each option award was estimated on the date of grant using the Black-Scholes valuation model. No options were granted in 2017, 2016 or 2015.

There was no compensation expense charged against income with respect to option awards under the Plans for 2017, 2016 and 2015, respectively.

A summary of incentive stock option activity under the Company’s plans as of December 31, 2017 and changes during the year then ended, is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Term	Aggregate Intrinsic Value
Outstanding, beginning of year	145,894	$8.12
Granted	-	-
Exercised	(42,517)	9.83
Forfeited	(750)	6.98
Expired	(10,127)	11.50
Outstanding, end of year	92,500	$6.97	2.12	$1,065,420
Exercisable, end of year	92,500	$6.97	2.12	$1,065,420

During 2017, the 42,517 option shares exercised had a total intrinsic value of $0.33 million and the cash received from these exercised options was $0.38 million. The tax benefit from these transactions was immaterial.

As of December 31, 2017, there was no unrecognized compensation cost related to incentive option share-based compensation arrangements granted under the 2008 Plan.

On February 5, 2013, the Company adopted a Long Term Incentive (LTI) Plan. The LTI Plan awards restricted stock in the Company to certain key executives under the 2008 and 2017 Plans. These restricted stock awards vest over a four-year period and are intended to assist the Company in retention of key executives. During 2017 and 2016, the Company met certain performance targets and restricted stock awards were approved by the Board. The compensation cost charged against income for the Long Term Incentive (LTI) Plan was $0.30, $0.13 and $0.08 million for 2017, 2016 and 2015, respectively. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $0.10, $0.04 and $0.03 million for 2017, 2016 and 2015, respectively.

A summary of restricted stock activity under the Company’s LTI Plan as of December 31, 2017 (issued under both the 2008 and 2017 plan) and changes during the year ended is presented below:

	Shares	Weighted- Average Value per Share
Nonvested, beginning of year	35,503	$9.44
Granted	32,752	18.30
Vested	(13,433)	9.03
Forfeited	(2,564)	13.29
Nonvested, end of year	52,258	$14.91

As of December 31, 2017, there was $0.52 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements related to the restricted stock awards under the 2008 and 2017 Plan which were granted in accordance with the Long Term Incentive (LTI) plan. That cost is expected to be recognized over a weighted-average period of 1.91 years.

Note 18: Preferred Stock

On December 23, 2014, the Company completed its public offering of 1,500,000 depositary shares, each representing a 1/100th ownership interest in a 6.50 percent Noncumulative Convertible Preferred Share, Series A, of the Company with a liquidation preference of $1,000 per share (equivalent to $10.00 per depositary shares). The Company sold the maximum of 1,500,000 depositary shares in the offering, resulting in gross proceeds to the Company of $15.0 million. Net proceeds to the Company after all expenses related to the offering were $14.0 million.

Each Series A Preferred Share, at the option of the holder, is convertible at any time into the number of common shares equal to $1,000.00 divided by the conversion price then in effect, which at December 31, 2017, was $10.2514. On or after the fifth anniversary of the issue date of the Series A Preferred Shares (December 23, 2019), the Company may require all holders of Series A Preferred Shares (and, therefore, depositary shares) to convert their shares into common shares of the Company, provided the Company’s common share price exceeds 120 percent of the current conversion price of $10.25, or $12.30. The conversion price may be impacted by the quarterly dividend paid on the common shares. At December 31, 2017, the aggregate number of common shares issuable upon the conversion of outstanding Series A Preferred Shares was 1,463,220.

Note 19: Disclosures About Fair Value of Assets and Liabilities

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

Available for Sale Securities

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

The following table presents the fair value measurements of securities measured at fair value on a recurring basis and the level within ASC 820 fair value hierarchy in which the fair value measurements fell at December 31, 2017 and 2016:

Fair Value Measurements Using:

($ in thousands)	Fair Values at
Available for Sale Securities:	12/31/2017	(Level 1)	(Level 2)	(Level 3)

U.S. Treasury and Government Agencies	$12,708	$-	$12,708	$-
Mortgage-backed securities	56,762	-	56,762	-
State and political subdivisions	13,250	-	13,250	-
Equity securities	70	-	70	-
Interest rate contracts - assets	698	-	698	-
Interest rate contracts - liabilities	(698)	-	(698)	-

Fair Value Measurements Using:

($ in thousands)	Fair Values at
Available-for-Sale Securities:	12/31/2016	(Level 1)	(Level 2)	(Level 3)

U.S. Treasury and Government Agencies	$13,358	$-	$13,358	$-
Mortgage-backed securities	61,603	-	61,603	-
State and political subdivisions	15,097	-	15,097	-
Equity securities	70	-	70	-
Interest rate contracts - assets	623	-	623	-
Interest rate contracts - liabilities	(623)	-	(623)	-

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

Collateral-dependent Impaired Loans, Net of ALLL

Loans for which it is probable the Company will not collect all principal and interest due according to contractual terms are measured for impairment. The estimated fair value of collateral-dependent impaired loans is based on the appraised value of the collateral, less estimated cost to sell. Collateral-dependent impaired loans are classified within Level 3 of the fair value hierarchy. This method requires obtaining independent appraisals of the collateral, which are reviewed for accuracy and consistency by Credit Administration. These appraisers are selected from the list of approved appraisers maintained by management. The appraised values are reduced by applying a discount factor to the value based on the Company’s loan review policy. All impaired loans held by the Company were collateral dependent at December 31, 2017 and 2016.

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

The following table presents the fair value measurements of assets measured at fair value on a non-recurring basis and the level within the fair value hierarchy in which the fair value measurements fell at December 31, 2017 and 2016:

($ in thousands)	Fair Values at
Description	12/31/2017	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$982	$-	$-	$982
Mortgage Servicing Rights	1,490	-	-	1,490

($ in thousands)	Fair Values at
Description	12/31/2016	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$786	$-	$-	$786
Mortgage Servicing Rights	1,993	-	-	1,993

Level 1 - Quoted Prices in Active Markets for Identical Assets

Level 2 - Significant Other Observable Inputs

Level 3 - Significant Unobservable Inputs

Unobservable (Level 3) Inputs

The following tables present quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements at December 31, 2017 and 2016:

	Fair Value at	Valuation		Range (Weighted
($’s in thousands)	12/31/2017	Technique	Unobservable Inputs	Average)

Collateral-dependent impaired loans	$982	Market comparable properties Discounted cash flow	Comparability adjustments (%)	Not available
Mortgage servicing rights	1,490		Discount Rate	9.65%
			Constant prepayment rate	7.51%
			P&I earnings credit	1.56%
			T&I earnings credit	2.13%
			Inflation for cost of servicing	1.50%

	Fair Value at	Valuation		Range (Weighted
($’s in thousands)	12/31/2016	Technique	Unobservable Inputs	Average)

Collateral-dependent impaired loans	$786	Market comparable properties Discounted cash flow	Comparability adjustments (%)	Not available
Mortgage servicing rights	1,993		Discount Rate	9.65%
			Constant prepayment rate	7.61%
			P&I earnings credit	0.76%
			T&I earnings credit	1.60%
			Inflation for cost of servicing	1.50%

The mortgage servicing rights portfolio is measured for fair value by an independent third party. The valuation of the portfolio hinges on a number of quantitative factors. These factors include, but are not limited to, a discount rate applied to the cash flows, and an assumption of future principal prepayments. The prepayment assumptions are based upon the historical performance of the Company’s portfolio as well as market metrics. With the increasing interest rates during 2017, the mortgage servicing rights have increased substantially in value. The servicing rights have had a decline in prepayments and the .10 percent decrease in the constant prepayment rate reflects the change in market rates. Absent the change in the discount rate, there were no other changes in the inputs or methodologies used to determine fair value at December 31, 2017, as compared to December 31, 2016.

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

Loans

The estimated fair value for loans receivable, net, is based on estimates of the rate State Bank would charge for similar loans at December 31, 2017 and 2016, applied for the time period until the loans are assumed to re-price or be paid.

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

Deposits, Repurchase Agreements & FHLB Advances

Deposits include demand deposits, savings accounts and certain money market deposits. The carrying amount approximates the fair value. The estimated fair value for fixed-maturity time deposits, as well as borrowings, is based on estimates of the rate State Bank could pay on similar instruments with similar terms and maturities at December 31, 2017 and 2016.

Loan Commitments

The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. The estimated fair values for other financial instruments and off-balance-sheet loan commitments approximate cost at December 31, 2017 and 2016 and are not considered significant to this presentation.

Trust Preferred Securities

The fair value for Trust Preferred Securities is estimated by discounting the cash flows using an appropriate discount rate.

The following table presents estimated fair values of the Company’s financial instruments. The fair values of certain instruments were calculated by discounting expected cash flows, which involves significant judgments by management and uncertainties. Fair value is the estimated amount at which financial assets or liabilities could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Because no market exists for these financial instruments, and because management does not intend to sell these financial instruments, the Company does not know whether the fair values shown below represent values at which the respective financial instruments could be sold individually or in the aggregate.

December 31, 2017	Carrying	Fair Value Measurements Using
($ in thousands)	Amount	(Level 1)	(Level 2)	(Level 3)

Financial assets
Cash and due from banks	$26,616	$26,616	$-	$-
Loans held for sale	3,940	-	4,041	-
Loans, net of allowance for loan losses	688,685	-	-	686,940
Federal Reserve and FHLB Bank stock, at cost	3,748	-	3,748	-
Interest receivable	1,825	-	1,825	-
Mortgage servicing rights	9,907	-	-	11,338

Financial liabilities
Deposits	$729,600	$511,782	$220,823	$-
Repurchase agreements	15,082	-	15,082	-
FHLB advances	18,500	-	18,385	-
Trust preferred securities	10,310	-	9,673	-
Interest payable	592	-	592	-

December 31, 2016	Carrying	Fair Value Measurements Using
($ in thousands)	Amount	(Level 1)	(Level 2)	(Level 3)

Financial assets
Cash and due from banks	$17,012	$17,012	$-	$-
Loans held for sale	4,434	-	4,503	-
Loans, net of allowance for loan losses	636,708	-	-	636,909
Federal Reserve and FHLB Bank stock, at cost	3,748	-	3,748	-
Interest receivable	1,512	-	1,512	-
Mortgage servicing rights	8,422	-	-	9,656

Financial liabilities
Deposits	$673,073	$475,357	$200,050	$-
Repurchase agreements	10,532	-	10,532	-
FHLB advances	26,500	-	26,477	-
Trust preferred securities	10,310	-	7,422	-
Interest payable	408	-	408	-

Note 20: Parent Company Financial Information

Presented below is condensed financial information of the parent company only ($ in thousands):

Condensed Balance Sheets

	2017	2016
Assets
Cash & cash equivalents	$2,684	$4,681
Investment in banking subsidiaries	101,476	91,308
Investment in nonbanking subsidiaries	1,218	1,417
Other assets	268	673
Total assets	$105,646	$98,079
Liabilities
Trust preferred securities	$10,000	$10,000
Borrowings from nonbanking subsidiaries	310	310
Other liabilities & accrued interest payable	1,336	1,221
Total liabilities	11,646	11,531
Stockholders’ Equity	94,000	86,548
Total liabilities and stockholders’ equity	$105,646	$98,079

Condensed Statements of Income & Comprehensive Income

	2017	2016	2015

Dividends from subsidiaries:
Banking subsidiaries	$2,000	$-	$1,000
Nonbanking subsidiaries	40	-	-
Total income	2,040	-	1,000
Expenses
Interest expense	304	253	212
Other expense	1,352	969	922
Total expenses	1,656	1,222	1,134
Income before income tax	384	(1,222)	(134)
Income tax benefit	(543)	(416)	(385)
Income before equity in undistributed income of subsidiaries	927	(806)	251
Equity in undistributed income of subsidiaries
Banking subsidiaries	10,337	9,662	7,369
Nonbanking subsidiaries	(199)	(72)	(1)
Total	10,138	9,590	7,368
Net income	$11,065	$8,784	$7,619
Preferred stock dividends	975	975	956
Net income available to common shareholders	$10,090	$7,809	$6,663
Comprehensive income	$10,896	$8,185	$7,351

Condensed Statements of Cash Flows

	2017	2016	2015
Operating Activities
Net income	$11,065	$8,784	$7,619
Items not requiring (providing) cash
Equity in undistributed net income of subsidiaries	(10,138)	(9,590)	(7,368)
Stock compensation expense	303	114	81
Other assets	405	(401)	(166)
Other liabilities	115	(391)	(1,581)
Net cash provided by (used in) operating activities	1,750	(1,484)	(1,415)

Financing Activities
Dividends on common stock	(1,362)	(1,180)	(983)
Dividends on preferred stock	(975)	(975)	(956)
Proceeds from stock compensation	375	331	67
Repurchase of common stock	(1,785)	(1,168)	(2)
Net cash used in financing activities	(3,747)	(2,992)	(1,874)
Net Change in Cash and Cash Equivalents	(1,997)	(4,476)	(3,289)
Cash and Cash Equivalents at Beginning of Year	4,681	9,157	12,446
Cash and Cash Equivalents at End of Year	$2,684	$4,681	$9,157

Note 21: Quarterly Financial Information

Quarterly Financial Information (unaudited)

Year ended December 31

($ in thousands except per share data)

2017	December	September	June	March
Interest income	$8,762	$8,338	$7,966	$7,414
Interest expense	1,108	1,075	1,003	908
Net interest income	7,654	7,263	6,963	6,506
Provision for loan losses	200	-	200	-
Noninterest income	4,092	4,861	4,462	3,802
Noninterest expense	8,106	8,284	7,806	7,382
Income tax expense	(592)	1,117	1,102	933

Net income	$4,032	$2,723	$2,317	$1,993

Preferred share dividend	244	244	244	244

Net income available to common	$3,788	$2,479	$2,073	$1,749

Basic earnings per common share	$0.79	$0.52	$0.43	$0.36
Diluted earnings per common share	0.64	0.43	0.37	0.31
Dividends per share	0.075	0.070	0.070	0.065

2016	December	September	June	March
Interest income	$7,512	$7,499	$7,213	$6,827
Interest expense	865	828	790	715
Net interest income	6,647	6,671	6,423	6,112
Provision for loan losses	500	-	-	250
Noninterest income	5,128	5,015	4,307	3,439
Noninterest expense	7,859	7,930	7,407	6,895
Income tax expense	1,099	1,209	1,058	751

Net income	$2,317	$2,547	$2,265	$1,655

Preferred share dividend	244	244	244	244

Net income available to common	$2,073	$2,303	$2,021	$1,411

Basic earnings per common share	$0.43	$0.47	$0.41	$0.29
Diluted earnings per common share	0.37	0.40	0.35	0.26
Dividends per share	0.065	0.060	0.060	0.055

Note 22: Subsequent Events

Effective January 1, 2018 the Company completed the sale of the customer contracts and certain other assets of RDSI’s remaining processing business operated through its Diverse Computer Marketers (DCM) division. As part of the transaction, the Company entered into a 180 day transition agreement, which will allow the buyer to effectively convert the DCM clients to an alternative processing platform. The transaction is expected to have a minimal positive impact to the Company’s financial statements in 2018.

On February 9, 2018, the Company closed a common share capital raise, pursuant to which the Company issued and sold an aggregate of 1,666,666 common shares in a public offering registered with the Securities and Exchange Commission at a price of $18.00 per share, resulting in gross proceeds of $30.0 million. After fees and transaction expenses, the Company realized net proceeds of $27.9 million. The Company intends to use the net proceeds from this offering for general corporate purposes, which may include (a) capital contributions to its bank subsidiary to increase regulatory capital and/or (b) investments at the holding company level.

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders

SB Financial Group, Inc.

Defiance, Ohio

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of SB Financial Group, Inc. (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 9, 2018, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits.

We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BKD, LLP

We have served as the Company’s auditor since 2002

Indianapolis, Indiana

March 9, 2018

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders

SB Financial Group, Inc.

Defiance, Ohio

Opinion on the Internal Control over Financial Reporting

We have audited SB Financial Group, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company and our report dated March 9, 2018, expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definitions and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

/s/ BKD, LLP

Indianapolis, Indiana

March 9, 2018

Item 9.   Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not Applicable.

Item 9A.   Controls and Procedures.

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

With the supervision and participation of our Chief Executive Officer and our Chief Financial Officer, management assessed the effectiveness of the Company’s internal controls over financial reporting as of December, 31, 2017, based on the criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment and those criteria, management concluded that, as of December 31, 2017, the Company’s internal control over financial reporting is effective.

This Annual Report includes an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.

c)	Changes in Internal Controls Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended December 31, 2017, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The information required by Item 401 of SEC Regulation S-K concerning the directors of the Company and the nominees for election as directors of the Company at the Annual Meeting of Shareholders to be held on April 18, 2018 (the “2018 Annual Meeting”), is incorporated herein by reference from the disclosure included in the Company’s definitive Proxy Statement relating to the 2018 Annual Meeting (the “2018 Proxy Statement”), under the caption “PROPOSAL NO. 1 – ELECTION OF DIRECTORS”. The information concerning the executive officers of the Company required by Item 401 of SEC Regulation S-K is set forth in the portion of Part I of this Annual Report on Form 10-K entitled “Supplemental Item: Executive Officers of the Registrant.”

Compliance with Section 16(a) of the Exchange Act

The information required by Item 405 of SEC Regulation S-K is incorporated herein by reference from the disclosure included in the Company’s 2018 Proxy Statement under the caption “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE.”

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

Audit Committee

The information required by Items 407(d)(4) and 407(d)(5) of SEC Regulation S-K is incorporated herein by reference from the disclosure included under the caption “MEETINGS AND COMMITTEES OF THE BOARD – Committees of the Board – Audit Committee” in the Company’s 2018 Proxy Statement.

Item 11. Executive Compensation.

The executive compensation information required by this item is incorporated herein by reference to the information contained in the Company’s 2018 Proxy Statement under the captions “COMPENSATION OF EXECUTIVE OFFICERS”, “EQUITY COMPENSATION PLAN INFORMATION”, “DIRECTOR COMPENSATION”, “COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATIONS”, and “COMPENSATION COMMITTEE REPORT”.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 403 of SEC Regulation S-K is incorporated herein by reference from the disclosure included in the Company’s 2018 Proxy Statement under the caption “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT”.

Equity Compensation Plan Information

The SB Financial Group, Inc. Stock Incentive Plan (the “2008 Plan”) was approved by the shareholders of the Company at the 2008 Annual Meeting of Shareholders.

The SB Financial Group, Inc. Stock Incentive Plan (the “2017 Plan”) was approved by the shareholders of the Company at the 2017 Annual Meeting of Shareholders.

The following table shows, as of December 31, 2017, the number of common shares issuable upon exercise of outstanding stock options, the weighted-average exercise price of those stock options, and the number of common shares remaining for future issuance under the Company’s equity compensation plans (excluding common shares issuable upon exercise of outstanding stock options):

		Equity compensation plans approved by security holders
($ in thousands - except per share data)		2017 Plan	2008 Plan

a)	Number of securities to be issued upon exercise of outstanding options, warrants and rights	-	92,500

b)	Weighted-average exercise price of outstanding options, warrants and rights	$-	$6.97

c)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in row a)	498,000	16,261

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 404 of SEC Regulation S-K is incorporated herein by reference from the disclosure contained in the Company’s 2018 Proxy Statement under the caption “TRANSACTIONS WITH RELATED PERSONS”.

The information required by Item 407(a) of SEC Regulation S-K is incorporated herein by reference from the disclosure contained in the Company’s 2018 Proxy Statement under the caption “CORPORATE GOVERNANCE – Director Independence”.

Item 14. Principal Accountant Fees and Services.

The information required to be disclosed in this Item 14 is incorporated herein by reference from the disclosure contained in the Company’s 2018 Proxy Statement under the caption “AUDIT COMMITTEE DISCLOSURE” – Pre-Approval of Services Performed by Independent Registered Public Accounting Firm” and “AUDIT COMMITTEE DISCLOSURE” – Services of Independent Registered Public Accounting Firm”.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

a)	Financial Statements.

The following consolidated financial statements are incorporated by reference from Item 8 hereof:

●	Report of Independent Registered Public Accounting Firm (BKD, LLP), Opinion on Financial Statements

●	Report of Independent Registered Public Accounting Firm (BKD, LLP), Opinion on Internal Control over Financial Reporting

●	Consolidated Balance Sheets as of December 31, 2017 and 2016

●	Consolidated Statements of Income for the Years ended December 31, 2017, 2016 and 2015

●	Consolidated Statements of Comprehensive Income for the Years ended December 31, 2017, 2016 and 2015

●	Consolidated Statements of Stockholders’ Equity for the Years ended December 31, 2017, 2016 and 2015

●	Consolidated Statements of Cash Flows for Years ended December 31, 2017, 2016 and 2015

●	Notes to Consolidated Financial Statements

b)	Financial Statement Schedules.

All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

Item 16. Form 10-K Summary.

Not Applicable.

c)	Exhibits.

Exhibit No.	Description	Location

3.1	Amended Articles of the Company	Filed herewith.

3.2	Certificate of Amendment to the Amended Articles of the Company as filed with the Ohio Secretary of State on April 27, 1993	Filed herewith.

3.3	Certificate of Amendment to the Amended Articles of the Company as filed with the Ohio Secretary of State on April 30, 1997	Incorporated herein by reference to Exhibit 3(c) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 0-13507).

3.4	Certificate of Amendment to the Amended Articles of the Company as filed with the Ohio Secretary of State on May 27, 2011	Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed June 1, 2011 (File No. 0-13507)

3.5	Certificate of Amendment to the Amended Articles of the Company as filed with the Ohio Secretary of State on April 12, 2013	Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed April 18, 2013 (File No. 0-13507)

3.6	Certificate of Amendment by Directors or Incorporators to Articles filed with the Secretary of State of the State of Ohio on November 6, 2014	Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed November 12, 2014 (File No. 0-13507)

3.7	Amended Articles of the Company, as amended (reflecting amendments through November 6, 2014) [for SEC reporting compliance purposes only – not filed with the Ohio Secretary of State]	Filed herewith.

3.8	Amended and Restated Regulations of the Company	Incorporated herein by reference to Exhibit 3.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (File No. 0-13507).

3.9	Certificate Regarding Adoption of Amendment to Section 2.01 of the Amended and Restated Regulations of the Company by the Shareholders on April 16, 2009	Exhibit 3.1 to the Company’s Current Report on Form 8-K filed April 22, 2009 (File No. 0-13507).

Exhibit No.	Description	Location

4.1	Form of Certificate for 6.50% Noncumulative Convertible Perpetual Preferred Shares, Series A, of the Company	Incorporated herein by reference to Exhibit 4.1 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 filed on November 6, 2014 (File No. 333-198879)

4.2	Form of Depositary Receipt of the Company	Incorporated herein by reference to Exhibit 4.2 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 filed on November 6, 2014 (File No. 333-198879)

4.3	Deposit Agreement, dated November 6, 2014, by and among the Company, Computershare Inc. and Computershare Trust Company, N.A. as Depositary, and the Holders from time to time of the Depositary Receipts described therein	Incorporated herein by reference to Exhibit 4.3 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 filed on November 6, 2014 (File No. 333-198879)

4.4	Indenture, dated as of September 15, 2005, by and between the Company and Wilmington Trust Company, as Debenture Trustee, relating to Floating Rate Junior Subordinated Deferrable Interest Debentures	Incorporated herein by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 (File No. 0-13507).

4.5	Amended and Restated Declaration of Trust of Rurban Statutory Trust II, dated as of September 15, 2005	Incorporated herein by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 (File No. 0-13507).

4.6	Guarantee Agreement, dated as of September 15, 2005, by and between the Company and Wilmington Trust Company, as Guarantee Trustee	Incorporated herein by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 (File No. 0-13507).

4.7	Agreement to furnish instruments and agreements defining rights of holders of long-term debt	Filed herewith.

10.1*	The Company’s Plan to Allow Directors to Elect to Defer Compensation	Incorporated herein by reference to Exhibit 10(v) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (File No. 0-13507).

10.2*	2008 Stock Incentive Plan of the Company	Incorporated herein by reference to Exhibit 10 to the Company’s Current Report on Form 8-K filed April 22, 2008 (File No. 0-13507).

10.3*	Form of Restricted Stock Award Agreement (For Employees) under the Company’s 2008 Stock Incentive Plan	Filed herewith.

Exhibit No.	Description	Location

10.4*	Form of Incentive Stock Option Agreement with Five-Year Vesting under the Company’s 2008 Stock Incentive Plan	Incorporated herein by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (File No. 0-13507).

10.5*	Form of Non-Qualified Stock Option Award Agreement with Five-Year Vesting under the Company’s 2008 Stock Incentive Plan	Incorporated herein by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (File No. 0-13507).

10.6*	Employees’ Stock Ownership and Savings Plan of the Company	Incorporated herein by reference to Exhibit 10(y) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (File No. 0-13507).

10.7*	Employee Stock Purchase Plan of the Company	Incorporated herein by reference to Exhibit 10(z) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (File No. 0-13507).

10.8*	Amended and Restated Employment Agreement, dated January 22, 2018, between the Company and Mark A. Klein	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 26, 2018 (File No. 01-36785).

10.9*	Amended and Restated Change of Control Agreement, dated January 22, 2018, between the Company and Mark A. Klein	Incorporated herein by reference to Exhibit 10.2(a) to the Company’s Current Report on Form 8-K filed January 26, 2018 (File No. 01-36785).

10.10*	Amended and Restated Change of Control Agreement, dated January 22, 2018, between the Company and Anthony V. Cosentino	Incorporated herein by reference to Exhibit 10.2(b) to the Company’s Current Report on Form 8-K filed January 26, 2018 (File No. 01-36785).

10.11*	Amended and Restated Change of Control Agreement, dated January 22, 2018, between the Company and Jonathan R. Gathman	Exhibit 10.2(c) to the Company’s Current Report on Form 8-K filed January 26, 2018 (File No. 01-36785).

10.12*	Amended Supplemental Executive Retirement Plan Agreement, dated as of January 22, 2018 by and between the Company and Mark A. Klein	Incorporated by reference to Exhibit 10.3(a) to the Company’s Current Report on Form 8-K filed January 26, 2018 (File No 01-36785).

10.13*	Amended Supplemental Executive Retirement Plan Agreement, dated as of January 22, 2018 by and between the Company and Anthony V. Cosentino	Incorporated by reference to Exhibit 10.3(b) to the Company’s Current Report on Form 8-K filed January 26, 2018 (File No 01-36785).

Exhibit No.	Description	Location

10.14*	2017 Split Dollar Agreement and Endorsement, dated as of January 22, 2018, between and The State Bank and Trust Company and Mark A. Klein	Incorporated by reference to Exhibit 10.4(a) to the Company’s Current Report on Form 8-K filed January 26, 2018 (File No 01-36785).

10.15*	2017 Split Dollar Agreement and Endorsement, dated as of January 22, 2018, between and The State Bank and Trust Company and Anthony V. Cosentino	Incorporated by reference to Exhibit 10.4(b) to the Company’s Current Report on Form 8-K filed January 26, 2018 (File No 01-36785).

10.16*	Non-Qualified Deferred Compensation Plan of the Company effective as of January 1, 2007	Incorporated herein by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (File No. 0-13507)

10.17*	Long-Term Incentive Compensation Plan for the Company and Affiliates	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 20, 2012 (File No. 0-13507)

10.18*	SB Financial Group 2017 Stock Incentive Plan	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 (File No. 01-36785)

11	Statement re: Computation of Per Share Earnings	Included in Note 2 of the Notes to Consolidated Financial Statements of Registrant filed herewith as Exhibit 13.

13	2017 Annual Report of Registrant (not deemed filed except for portions thereof which are specifically incorporated by reference in this Annual Report on Form 10-K)	Specified portions filed herewith.

21	Subsidiaries of Registrant	Filed herewith.

23	Consent of BKD, LLP	Filed herewith.

24	Power of Attorney of Directors and Executive Officers	Included on signature page of this Annual Report on Form 10-K

31.1	Rule 13a-14(a)/15d-14(a) Certification – Principal Executive Officer	Filed herewith.

31.2	Rule 13a-14(a)/15d-14(a) Certification – Principal Financial Officer	Filed herewith.

32.1	Section 1350 Certification – Principal Executive Officer and Principal Financial Officer	Filed herewith.

101	The following materials from SB Financial Group Inc.’s 2017 Annual Report and incorporated therefrom in SB Financial Group, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, formatted in XBRL (extensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of December 31, 2017 and 2016; (ii) the Consolidated Statements of Income for the years ended December 31, 2017, 2016 and 2015; (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2017, 2016 and 2015; (iv) the Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2017, 2016 and 2015; (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015; and (vi) the Notes to Consolidated Financial Statements (electronically submitted herewith).

* Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SB FINANCIAL GROUP, INC.

	By:	/s/ Anthony V. Cosentino
Date: March 9, 2018		Anthony V. Cosentino, Executive Vice President and Chief Financial Officer

Power of Attorney

KNOW ALL MEN BY THESE PRESENTS, that each undersigned officer and/or director of SB Financial Group, Inc., an Ohio corporation (the “Corporation”), which is about to file with the Securities and Exchange Commission, Washington, D.C., under the provisions of the Securities Exchange Act of 1934, as amended, the Annual Report of the Corporation on Form 10-K for the fiscal year ended December 31, 2017, hereby constitutes and appoints Mark A. Klein and Anthony V. Cosentino, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and re-substitution, for him and in his name, place and stead, in any and all capacities, to sign both the Annual Report on Form 10-K and any and all amendments and documents related thereto, and to file the same, and any and all exhibits, financial statements and schedules related thereto, and other documents in connection therewith, with the Securities and Exchange Commission and the NASDAQ Stock Market, granting unto said attorneys-in-fact and agents, and substitute or substitutes, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all things that each of said attorneys-in-fact and agents, or either of them or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Date	Capacity

/s/ Mark A. Klein	March 9, 2018	Chairman, President and Chief Executive Officer
Mark A. Klein

/s/ Anthony V. Cosentino	March 9, 2018	Executive Vice President and Chief Financial Officer
Anthony V. Cosentino

/s/ George W. Carter	March 9, 2018	Director
George W. Carter

/s/ Robert A. Fawcett, Jr.	March 9, 2018	Director
Robert A. Fawcett, Jr.

/s/ Gaylyn J. Finn	March 9, 2018	Director
Gaylyn J. Finn

/s/Richard L. Hardgrove	March 9, 2018	Director
Richard L. Hardgrove

/s/Tom R. Helberg	March 9, 2019	Director
Tom R. Helberg

/s/ Rita A. Kissner	March 9, 2018	Director
Rita A. Kissner

/s/ Mark A. Klein	March 9, 2018	Director
Mark A. Klein

/s/ William G. Martin	March 9, 2018	Director
William G. Martin

/s/ Timothy J. Stolly	March 9, 2018	Director
Timothy J. Stolly

Date: March 9, 2018

Officers List	NICHOLE T. WICHMAN	MICHAEL R. EPPS
	Senior Vice President	Senior Vice President
SB Financial Group, Inc.	Chief Marketing Officer	Findlay Market Executive

MARK A. KLEIN	MARC H. BEACH	ANDREW S. FARLEY
Chairman, President and	Assistant Vice President	Senior Vice President
Chief Executive Officer	Facility/Property Coordinator	Lima Market Executive

ANTHONY V. COSENTINO	RONDA M. HERKO	KENT A. MAGGARD
Executive Vice President and	Assistant Vice President	Senior Vice President
Chief Financial Officer	Human Resources Generalist	Fort Wayne Market Executive

KEETA J. DILLER	TAMARA T. JAGODZINSKI	TYSON R. MOSS
Senior Vice President	Assistant Vice President	Senior Vice President
Corporate Secretary	Asset Liability Manager	Fulton/Williams County Market Executive

The State Bank and Trust Company	JEAN M. NIENBERG	Commercial Banking
Assistant Vice President
Administration	Sales Support Manager	JEFFREY C. CANFIELD
Senior Vice President
MARK A. KLEIN	NANCY E. RANKIN	Commercial Services Officer
President and	Assistant Vice President
Chief Executive Officer	Risk Management Specialist/	LYNN A. ISAAC
	BSA Officer	Senior Vice President
ANTHONY V. COSENTINO		Commercial Services Officer
Executive Vice President and	MELISSA M. SZABO
Chief Financial Officer	Assistant Vice President	TIMOTHY P. MOSER
	Compliance Management Specialist	Senior Vice President
JONATHAN R. GATHMAN	Compliance Officer	Agri-Services Manager
Executive Vice President and
Senior Lender	MELISSA M. MARTIN	PAUL C. ERWIN
	Officer, Executive Assistant	Vice President
KEETA J. DILLER		Commercial Services Officer
Senior Vice President	SARAH S. MEKUS
Audit Coordinator/	Officer, Executive Assistant	KEITH A. HEDRICK
Director of Operations	Corporate Secretary	Vice President
Leasing Sales Manager
LAURA W. KLINE	Regional Executives
Senior Vice President		MATTHEW J. LEE
Client Experience Officer	DAVID A. HOMOELLE	Assistant Vice President
	Columbus Regional President	Commercial Services Officer
KRISTEN K. NUSBAUM
Senior Vice President	JOHN A. KENDZEL	PAMELA A. MASLAK
Director of Deposit Operations	Toledo Regional President	Assistant Vice President
and Payment Systems		Loan Assistant
MARK D. CASSIN
CAROL M. ROBBINS	Senior Vice President	LOGAN C. WOLFRUM
Senior Vice President	Bowling Green Market Executive	Assistant Vice President
Controller		Commercial Services Officer

Credit Administration	STEVEN E. STRUBLE	CYNTHIA L. ENSIGN
	Vice President	Vice President
MICHAEL D. EBBESKOTTE	IT Support Specialist	Outside Mortgage Sales
Senior Vice President		Loan Originator
Credit Administration Manager	Mortgage Lending
SUSAN A. ERHART
STEVEN A. WALZ	PAMELA K. BENEDICT	Vice President
Senior Vice President	Senior Vice President	Senior Mortgage Underwriter
Chief Credit Officer	Residential Real Estate Sales
	Manager - Defiance Region	GREGORY A. PATTON
MELINDA L. CLINE		Vice President
Vice President	MATTHEW H. BOOMS	Outside Mortgage Sales
Loan Servicing Manager	Senior Vice President	Loan Originator
Director of Residential Real Estate
AMY M. HOFFMAN	Loan Administration	SCOTT M. POLING
Vice President		Vice President
Loan Review Officer	ANTHONY J. KONECNY	Outside Mortgage Sales
	Senior Vice President	Loan Originator
ANDREW M. RICKENBERG	Residential Real Estate Sales
Vice President	Manager - Findlay Region	DANIEL R. PROND
Collections and Resource Recovery Manager		Vice President
	BRIAN SMITH	Residential Sales Team
LYNDSEY L. ENGEL	Senior Vice President	Manager - Columbus
Assistant Vice President	Mortgage Underwriting Manager
Credit Analyst		SUZANNE M. REICHARD
	STEVEN J. WATSON	Vice President
Information Technology	Senior Vice President	Outside Mortgage Sales
	Residential Real Estate Sales	Loan Originator
ERNESTO GAYTAN	Manager - Columbus Region
Executive Vice President and		KAREN A. VARNER
Chief Technology Innovation Officer	JOHN A. ANSARA	Vice President
	Vice President	Outside Mortgage Sales
GARY A. SAXMAN	Outside Mortgage Sales Loan Originator	Loan Originator
Senior Vice President
Information Technology Manager	BRIAN P. BOWER	ROBERT W. WARNER
Information Security Officer	Vice President	Vice President
	Outside Mortgage Sales Loan Originator	Outside Mortgage Sales
JOSEPH A. BUERKLE		Loan Originator
Vice President	KIMBERLY W. DONOVAN
Senior Network Administrator	Vice President	ANGELA R. HALL
	Senior Mortgage Underwriter	Officer
NICKOLAS V. GEORGE		Residential Loan Servicing Manager
Vice President	DENISE S. DAVENPORT
IT Support Specialist	Vice President
Outside Mortgage Sales Loan Originator

Private Banking	LACEY SPANGLER	KELLY W. CLEVELAND
	Officer	Senior Vice President
MICHELE G. COOPER	Retail Services & Sales Coordinator/	Chief Investment Officer
Senior Vice President	Security Officer
Private Banker		CHARLES J. CAMMOCK
	SBA	Vice President
JAMES L. GRIEST		Retirement Specialist
Senior Vice President	BRANDON S. GERKEN
Private Banker	Vice President	MARCIA J. VANSLYKE
	SBA/Small Business	Vice President
JOHN T. CATES	Lending Manager	Wealth Management Advisor
Vice President
Private Client Advisor	MARK J. MEDIATE	ELIZABETH D. ZARTMAN
	Vice President	Vice President
SUSAN F. WEST	SBA Business Development Officer	Trust Operations Service Manager
Vice President
Private Banker	DAVID P. TEDFORD	DAVID T. ROBINSON
	Vice President	Assistant Vice President
Retail Banking	SBA Business Development Officer	Wealth Management Advisor

LISA A. AMSTUTZ	BETH A. MILLER	Rurbanc Data Services Inc. (RDSI)
Vice President	Assistant Vice President
Sales Manager	SBA Senior Underwriter	MARK A. KLEIN
Findlay Region		President and
	Treasury Management	Chief Executive Officer
STEPHEN E. JACKSON
Vice President	LESLEY L. PARRETT	ANTHONY V. COSENTINO
District Sales Manager	Vice President	Executive Vice President
Fulton County	Director of Treasury Management	Chief Financial Officer

MICHELLE L. ZEEDYK	SHERRY A. TODD	MELISSA M. MARTIN
Vice President	Vice President	Officer, Executive Assistant
District Sales Manager	Treasury Management Officer	Corporate Secretary
Defiance Region
Wealth Management
DANIEL C. HANSEN
Assistant Vice President	CHRISTOPHER P. JAKYMA
Sales Manager	Executive Vice President
Fort Wayne	Chief Wealth Management Officer

JAMES R. STATES	DAVID A. BELL
Assistant Vice President	Executive Vice President
District Sales Manager	Retirement Services Manager
Paulding County
DAVID A. ANDERSON
TAMARA D. TRENKAMP	Senior Vice President
Assistant Vice President	Business Development Officer
Sales Manager Lima

