Form 10-Q
period 2018-03-31
SB FINANCIAL GROUP, INC.
filed 2018-05-09
CIK 767405

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes   ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes   ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerate Filer ☐ Accelerated Filer ☒ Non-Accelerated Filer ☐ Smaller Reporting Company ☐ Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes   ☐   No  ☒

Title of each class	Name of each exchange on which registered
Common Shares, No Par Value	The NASDAQ Stock Market, LLC
6,485,876 Outstanding at May 9, 2018	(NASDAQ Capital Market)

SB FINANCIAL GROUP, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SB Financial Group, Inc.

Condensed Consolidated Balance Sheets

	March 2018	December 2017
($ in Thousands)	(unaudited)	(audited)

ASSETS
Cash & due from banks	$48,329	$26,616
Securities available for sale, at fair value	91,987	82,790
Other securities - FRB and FHLB Stock	3,748	3,748
Loans held for sale	8,893	3,940
Loans, net of unearned income	707,207	696,615
Allowance for loan losses	(8,219)	(7,930)
Premises and equipment, net	21,776	21,277
Cash surrender value of life insurance	16,567	16,479
Goodwill & other intangibles	16,409	16,411
Foreclosed assets held for sale, net	70	26
Mortgage servicing rights	10,196	9,907
Accrued interest receivable	1,925	1,825
Other assets	6,753	4,923

Total assets	$925,641	$876,627

LIABILITIES AND EQUITY
Deposits
Non interest bearing demand	$132,919	$135,592
Interest bearing demand	137,893	131,079
Savings	116,820	103,267
Money market	143,679	141,844
Time deposits	217,484	217,818

Total deposits	748,795	729,600

Repurchase agreements	14,505	15,082
Advances from Federal Home Loan Bank	18,500	18,500
Trust preferred securities	10,310	10,310
Accrued interest payable	633	592
Other liabilities	9,999	8,543

Total liabilities	802,742	782,627

Commitments & Contingent Liabilities	-	-

Stockholders' Equity
Preferred stock, Series A	13,983	13,983
Common stock	40,481	12,569
Additional paid-in capital	15,189	15,405
Retained earnings	57,162	55,439
Accumulated other comprehensive income	(941)	(141)
Treasury stock, at cost	(2,975)	(3,255)

Total stockholders' equity	122,899	94,000

Total liabilities and stockholders' equity	$925,641	$876,627

See notes to condensed consolidated financial statements (unaudited)

Note: The balance sheet at December 31, 2017 has been derived from the audited consolidated financial statements at that date

SB Financial Group, Inc.

Condensed Consolidated Income Statement (unaudited)

	Three Months Ended
	March	March
($ in thousands, except per share data)	2018	2017
Interest income
Loans
Taxable	$8,140	$6,800
Tax exempt	21	20
Securities
Taxable	573	461
Tax exempt	117	133
Total interest income	8,851	7,414

Interest expense
Deposits	975	748
Repurchase agreements & other	10	4
Federal Home Loan Bank advances	79	86
Trust preferred securities	87	70
Total interest expense	1,151	908
Net interest income	7,700	6,506
Provision for loan losses	300	-
Net interest income after provision for loan losses	7,400	6,506

Noninterest income
Wealth management fees	739	667
Customer service fees	644	640
Gain on sale of mortgage loans & OMSR's	1,100	1,250
Mortgage loan servicing fees, net	471	383
Gain on sale of non-mortgage loans	660	430
Data service fees	-	193
Gain/(loss) on sale/disposal of assets	(39)	2
Other income	668	237
Total noninterest income	4,243	3,802

Noninterest expense
Salaries and employee benefits	4,939	4,386
Net occupancy expense	649	560
Equipment expense	829	641
Data processing fees	438	370
Professional fees	419	363
Marketing expense	221	195
Telephone and communications	122	116
Postage and delivery expense	74	174
State, local and other taxes	186	167
Employee expense	166	145
Other expenses	584	265
Total noninterest expense	8,627	7,382
Income before income tax expense	3,016	2,926
Income tax expense	563	933
Net income	$2,453	$1,993
Preferred Stock Dividends	244	244
Net income available to common shareholders	$2,209	$1,749
Common share data:
Basic earnings per common share	$0.40	$0.36
Diluted earnings per common share	$0.35	$0.31

Average common shares outstanding (in thousands):
Basic:	5,519	4,855
Diluted:	7,055	6,387

See notes to condensed consolidated financial statements (unaudited)

SB Financial Group, Inc.

Condensed Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended Mar. 31,
($'s in thousands)	2018	2017

Net income	$2,453	$1,993
Other comprehensive income:
Available-for-sale investment securities:
Unrealized holding gain (loss) arising in the period	(1,013)	129
Related tax (expense) benefit	213	(44)
Net effect on other comprehensive income	(800)	85
Total comprehensive income	$1,653	$2,078

See notes to condensed consolidated financial statements (unaudited)

SB Financial Group, Inc.

Condensed Consolidated Statements of Shareholders’ Equity (unaudited)

	Preferred	Common	Additional Paid-in	Retained	Accumulated Other Comprehensive	Treasury
($ in thousands - except per share data)	Stock	Stock	Capital	Earnings	Income	Stock	Total

Balance, January 1, 2018	$13,983	$12,569	$15,405	$55,439	$(141)	$(3,255)	$94,000
Net income				2,453			2,453
Common stock issuance (1,666,666 shares)		27,912					27,912
Other comprehensive loss					(800)		(800)
Dividends on common, $0.075 per share				(486)			(486)
Dividends on preferred, $0.1625 per share				(244)			(244)
Restricted stock vesting			(257)			257	-
Stock options exercised			(41)			81	40
Stock buyback						(58)	(58)
Share based compensation expense			82				82
Balance, March 31, 2018	$13,983	$40,481	$15,189	$57,162	$(941)	$(2,975)	$122,899

Balance, January 1, 2017	$13,983	$12,569	$15,362	$46,688	$51	$(2,105)	$86,548
Net income				1,993			1,993
Other comprehensive income					85		85
Dividends on common, $0.065 per share				(319)			(319)
Dividends on preferred, $0.1625 per share				(244)			(244)
Restricted stock vesting			(163)			163	-
Stock options exercised			(66)			395	329
Stock buyback						(455)	(455)
Share based compensation expense			91				91
Balance, March 31, 2017	$13,983	$12,569	$15,224	$48,118	$136	$(2,002)	$88,028

See notes to condensed consolidated financial statements (unaudited)

SB Financial Group, Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended Mar. 31,
($'s in thousands)	2018	2017
Operating Activities
Net Income	$2,453	$1,993
Items providing/(using) cash
Depreciation and amortization	409	367
Provision for loan losses	300	-
Expense of share-based compensation plan	82	91
Amortization of premiums and discounts on securities	86	169
Amortization of intangible assets	2	3
Amortization of originated mortgage servicing rights	246	218
Recovery of mortgage servicing rights	(92)	(35)
Proceeds from sale of loans held for sale	43,412	46,352
Originations of loans held for sale	(41,720)	(46,364)
Gain from sale of loans	(1,760)	(1,680)
Changes in
Interest receivable	(100)	50
Other assets	(1,438)	181
Interest payable and other liabilities	1,472	(743)

Net cash provided by operating activities	3,352	602

Investing Activities
Purchases of available-for-sale securities	(13,149)	(23,307)
Proceeds from maturities of available-for-sale securities	2,853	5,459
Net change in loans	(16,874)	17,664
Purchase of premises and equipment and software	(406)	(1,147)
Proceeds from sale of equipment	133	-
Proceeds from sale of foreclosed assets	22	40

Net cash used in investing activities	(27,421)	(1,291)

Financing Activities
Net increase in demand deposits, money market, interest checking and savings accounts	19,530	25,511
Net increase in certificates of deposit	(335)	14,331
Net increase in securities sold under agreements to repurchase	(577)	1,264
Repayment of Federal Home Loan Bank advances	-	(11,000)
Share repurchase	(58)	(455)
Exercise of Stock Options	40	329
Issuance of Common Stock	27,912	-
Dividends on Common Stock	(486)	(319)
Dividends on Preferred Stock	(244)	(244)

Net cash provided by financing activities	45,782	29,417

Increase in Cash and Cash Equivalents	21,713	28,728

Cash and Cash Equivalents, Beginning of Year	26,616	17,012

Cash and Cash Equivalents, End of Period	$48,329	$45,740

Supplemental Cash Flows Information

Interest paid	$1,110	$866
Income taxes paid	$220	$203
Transfer of loans to foreclosed assets	$70	$-

See notes to condensed consolidated financial statements (unaudited)

SB FINANCIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION

SB Financial Group, Inc., an Ohio corporation (the “Company”) is a bank holding company whose principal activity is the ownership and management of its wholly-owned subsidiaries, The State Bank and Trust Company (“State Bank”), RFCBC, Inc. (“RFCBC”), Rurbanc Data Services, Inc. dba RDSI Banking Systems (“RDSI”), and Rurban Statutory Trust II (“RST II”). In addition, State Bank owns all of the outstanding stock of Rurban Mortgage Company (“RMC”) and State Bank Insurance, LLC (“SBI”). Effective January 1, 2018 the Company completed the sale of the customer contracts and certain other assets of RDSI’s remaining processing business operated through its Diverse Computer Marketers (DCM) division. As part of the transaction, the Company entered into a 180 day transition agreement, which will allow the buyer to effectively convert the DCM clients to an alternative processing platform. The transaction had a minimal positive impact to the Company’s financial statements in the first quarter of 2018.

The consolidated financial statements include the accounts of the Company, State Bank, RFCBC, RDSI, RMC, and SBI. All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements reflect all adjustments that are, in the opinion of management, necessary to fairly present the financial position, results of operations and cash flows of the Company. Those adjustments consist only of normal recurring adjustments. Results of operations for the three months ended March 31, 2018, are not necessarily indicative of results for the complete year.

The condensed consolidated balance sheet of the Company as of December 31, 2017 has been derived from the audited consolidated balance sheet of the Company as of that date.

For further information, refer to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

ASU No. 2016-15: Statement of Cash Flows (Topic 230)

This ASU provides specific guidance for eight cash flow classifications. The intention is to ensure that this ASU will eliminate any current or future diversity in classification and reporting. The amendments in this ASU are effective for the Company for reporting periods beginning after December 15, 2017 and did not have a significant impact on the consolidated financial statements.

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

ASU No. 2016-01: Recognition and Measurement of Financial Assets and Liabilities (Topic 825)

This ASU has a number of provisions including the requirements that public business entities use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, a separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e. securities or loans receivables), and eliminating the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. The amendment is effective for the Company in the first quarter of 2018 and did not have a significant impact on the consolidated financial statements or on fair value and other required disclosures.

ASU No. 2014-09: Revenue from Contracts with Customers (Topic 606)

This ASU implements a common revenue standard that clarifies the principles for recognizing revenue. The core principle of the amendment is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. ASU 2014-09 establishes a five-step model which entities must follow to recognize revenue and removes inconsistencies and weaknesses in existing guidance. The majority of our revenue-generating transactions are not subject to ASC 606, including revenue generated from financial instruments, such as our loans, letters of credit, derivatives and investment securities, as well as revenue related to our mortgage servicing activities, as these activities are subject to other GAAP discussed elsewhere within our disclosures. ASU 2014-09 became effective on January 1, 2018 and had no material effect on how we recognize revenue or to our consolidated financial statements and disclosures. Interest Income – The largest source of revenue for the Company is interest income which is primarily recognized on an accrual basis according to nondiscretionary formulas in written contracts, such as loan and lease agreements or investment securities contracts. Noninterest Income – The Company earns noninterest income through a variety of financial and transaction services provided to corporate and consumer clients such as Wealth Management, deposit account, debit card and mortgage banking. Revenue is recorded for noninterest income based on the contractual terms for the service or transaction performed. In certain circumstances, noninterest income is reported net of associated expenses.

NOTE 2 – EARNINGS PER SHARE

Earnings per share (EPS) have been computed based on the weighted average number of common shares outstanding during the periods presented. Included in the diluted EPS for March 31, 2018 are the impact of the full conversion of the Company’s depositary shares. Based upon the current conversion price of $10.2374, the 1,500,000 outstanding depositary shares are convertible into an aggregate of 1,465,222 common shares. There were no anti-dilutive shares in 2018 or 2017. The average number of common shares used in the computation of basic and diluted earnings per share were:

	Three Months Ended Mar., 31
($ in thousands - except per share data)	2018	2017

Distributed earnings allocated to common shares	$486	$319
Undistributed earnings allocated to common shares	1,720	1,427

Net earnings allocated to common shares	2,206	1,746
Net earnings allocated to participating securities	3	3
Dividends on convertible preferred shares	244	244

Net Income allocated to common shares and participating securities	$2,453	$1,993

Weighted average shares outstanding for basic earnings per share	5,519	4,855
Dilutive effect of stock compensation	72	74
Dilutive effect of convertible shares	1,464	1,458

Weighted average shares outstanding for diluted earnings per share	7,055	6,387

Basic earnings per common share	$0.40	$0.36

Diluted earnings per common share	$0.35	$0.31

Note 3 – Securities

The amortized cost and appropriate fair values, together with gross unrealized gains and losses, of securities at March 31, 2018 and December 31, 2017 were as follows:

		Gross	Gross
($ in thousands)	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Available-for-Sale Securities:
March 31, 2018
U.S. Treasury and Government agencies	$14,299	$42	$(175)	$14,166
Mortgage-backed securities	66,068	57	(1,394)	64,731
State and political subdivisions	12,812	309	(31)	13,090

	$93,179	$408	$(1,600)	$91,987

		Gross	Gross
($ in thousands)	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Available-for-Sale Securities:
December 31, 2017:
U.S. Treasury and Government agencies	$12,715	$62	$(69)	$12,708
Mortgage-backed securities	57,355	97	(690)	56,762
State and political subdivisions	12,829	439	(18)	13,250
Equity securities	70	-	-	70

	$82,969	$598	$(777)	$82,790

The amortized cost and fair value of securities available for sale at March 31, 2018, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale
	Amortized	Fair
($ in thousands)	Cost	Value

Within one year	$1,560	$1,578
Due after one year through five years	9,194	9,214
Due after five years through ten years	10,990	10,990
Due after ten years	5,367	5,474
	27,111	27,256

Mortgage-backed securities	66,068	64,731

Totals	$93,179	$91,987

The fair value of securities pledged as collateral, to secure public deposits and for other purposes, was $45.7 million at March 31, 2018 and $38.9 million at December 31, 2017. The fair value of securities delivered for repurchase agreements was $19.2 million at March 31, 2018 and $19.1 million at December 31, 2017.

There were no realized gains and losses from sales of available-for-sale securities for the three months ended March 31, 2018 or March 31, 2017.

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments was $72.8 million at March 31, 2018, and $59.3 million at December 31, 2017, which was approximately 79 and 72 percent, respectively, of the Company’s available-for-sale investment portfolio at such dates. Based on evaluation of available evidence, including recent changes in market interest rates, credit rating information and information obtained from regulatory filings, management believes the declines in fair value for these securities are temporary. Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.

Securities with unrealized losses, aggregated by investment class and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2018 and December 31, 2017 are as follows:

	Less than 12 Months		12 Months or Longer		Total
($ in thousands) March 31, 2018	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-Sale Securities:

U.S. Treasury and Government agencies	$7,424	$(121)	$2,546	$(54)	$9,970	$(175)
Mortgage-backed securities	47,336	(894)	13,953	(500)	61,289	(1,394)
State and Political subdivisions	1,206	(12)	320	(19)	1,526	(31)
	$55,966	$(1,027)	$16,819	$(573)	$72,785	$(1,600)

	Less than 12 Months		12 Months or Longer		Total
($ in thousands) December 31, 2017	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-Sale Securities:

U.S. Treasury and Government agencies	$5,675	$(27)	$2,559	$(42)	$8,234	$(69)
Mortgage-backed securities	35,205	(319)	14,673	(371)	49,878	(690)
State and political subdivisions	905	(4)	326	(14)	1,231	(18)

	$41,785	$(350)	$17,558	$(427)	$59,343	$(777)

The total potential unrealized loss as of March 31, 2018 in the securities portfolio was $1.60 million, compared to a $0.78 million unrealized loss at December 31, 2017. Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concern warrants such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent of the Company to not sell the investment and whether it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost. Management has determined there is no other-than-temporary-impairment on these securities.

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

Categories of loans at March 31, 2018 and December 31, 2017 include:

	Total Loans		Non-Accrual Loans
($ in thousands)	Mar. 2018	Dec. 2017	Mar. 2018	Dec. 2017

Commercial & Industrial	$107,078	$101,554	35	121
Commercial RE & Construction	338,586	332,154	487	1,322
Agricultural & Farmland	50,266	51,947	-	-
Residential Real Estate	151,820	150,854	1,714	1,123
Consumer & Other	58,956	59,619	85	138

Total Loans	$706,706	$696,128	$2,321	$2,704

Net deferred costs	$501	$487

Total Loans, net deferred costs	$707,207	$696,615

Allowance for loan losses	$(8,219)	$(7,930)

The following tables present the activity in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of March 31, 2018, December 31, 2017 and March 31, 2017.

	Commercial	Commercial RE	Agricultural	Residential	Consumer
($'s in thousands)	& Industrial	& Construction	& Farmland	Real Estate	& Other	Total
ALLOWANCE FOR LOAN AND LEASE LOSSES
For the Three Months Ended - March 31, 2018
Beginning balance	$823	$3,779	$505	$2,129	$694	$7,930
Charge Offs	-	(19)	-	-	(1)	$(20)
Recoveries	-	3	-	1	5	9
Provision	155	(90)	12	229	(6)	300
Ending Balance	$978	$3,673	$517	$2,359	$692	$8,219

	Commercial	Commercial RE	Agricultural	Residential	Consumer
($'s in thousands)	& Industrial	& Construction	& Farmland	Real Estate	& Other	Total
Loans Receivable at March 31, 2018
Allowance:
Ending balance:
individually evaluated for impairment	$-	$-	$-	$170	$4	$174
Ending balance:
collectively evaluated for impairment	$978	$3,673	$517	$2,189	$688	$8,045
Loans:
Ending balance:
individually evaluated for impairment	$-	$548	$-	$2,367	$190	$3,105
Ending balance:
collectively evaluated for impairment	$107,078	$338,038	$50,266	$149,453	$58,766	$703,601

	Commercial	Commercial RE	Agricultural	Residential	Consumer
($'s in thousands)	& Industrial	& Construction	& Farmland	Real Estate	& Other	Total
Loans Receivable at December 31, 2017
Allowance:
Ending balance:
individually evaluated for impairment	$-	$146	$-	$178	$5	$329
Ending balance:
collectively evaluated for impairment	$823	$3,633	$505	$1,951	$689	$7,601
Loans:
Ending balance:
individually evaluated for impairment	$-	$1,385	$-	$1,830	$197	$3,412
Ending balance:
collectively evaluated for impairment	$101,554	$330,769	$51,947	$149,024	$59,422	$692,716

	Commercial	Commercial RE	Agricultural	Residential	Consumer
($'s in thousands)	& Industrial	& Construction	& Farmland	Real Estate	& Other	Total
ALLOWANCE FOR LOAN AND LEASE LOSSES
For the Three Months Ended - March 31, 2017
Beginning balance	$1,204	$3,321	$347	$1,963	$890	$7,725
Charge Offs	-	-	-	(22)	(29)	$(51)
Recoveries	1	-	1	-	3	5
Provision	(207)	(125)	121	72	139	-
Ending Balance	$998	$3,196	$469	$2,013	$1,003	$7,679

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

The following tables present the credit risk profile of the Company’s loan portfolio based on rating category and payment activity as of March 31, 2018 and December 31, 2017.

March 31, 2018	Commercial	Commercial RE	Agricultural	Residential	Consumer
($ in thousands)	& Industrial	& Construction	& Farmland	Real Estate	& Other	Total

1-2	$19	$9	$-	$828	$1	$857
3	18,237	92,736	7,741	112,491	56,656	287,861
4	84,804	243,601	42,064	36,370	2,065	408,904
Total Pass (1 - 4)	103,060	336,346	49,805	149,689	58,722	697,622

Special Mention (5)	3,395	1,474	461	-	61	5,391
Substandard (6)	88	438	-	2,094	173	2,793
Doubtful (7)	535	328	-	37	-	900
Loss (8)	-	-	-	-	-	-
Total Loans	$107,078	$338,586	$50,266	$151,820	$58,956	$706,706

December 31, 2017	Commercial	Commercial RE	Agricultural	Residential	Consumer
($ in thousands)	& Industrial	& Construction	& Farmland	Real Estate	& Other	Total

1-2	$96	$13	$-	$832	$1	$942
3	19,883	93,222	8,080	114,130	57,204	292,519
4	80,448	236,217	43,735	34,271	2,151	396,822
Total Pass (1 - 4)	100,427	329,452	51,815	149,233	59,356	690,283

Special Mention (5)	512	1,100	132	-	66	1,810
Substandard (6)	7	580	-	1,583	197	2,367
Doubtful (7)	608	1,022	-	38	-	1,668
Loss (8)	-	-	-	-	-	-
Total Loans	$101,554	$332,154	$51,947	$150,854	$59,619	$696,128

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

The following tables present the Company’s loan portfolio aging analysis as of March 31, 2018 and December 31, 2017.

($ in thousands)	30-59 Days	60-89 Days	Greater Than	Total Past		Total Loans
March 31, 2018	Past Due	Past Due	90 Days	Due	Current	Receivable

Commercial & Industrial	$209	$20	$3	$232	$106,846	$107,078
Commercial RE & Construction	47	-	255	302	338,284	338,586
Agricultural & Farmland	-	-	-	-	50,266	50,266
Residential Real Estate	375	10	975	1,360	150,460	151,820
Consumer & Other	196	126	60	382	58,574	58,956
Total Loans	$827	$156	$1,293	$2,276	$704,430	$706,706

($ in thousands)	30-59 Days	60-89 Days	Greater Than	Total Past		Total Loans
December 31, 2017	Past Due	Past Due	90 Days	Due	Current	Receivable

Commercial & Industrial	$85	$-	$88	$173	$101,381	$101,554
Commercial RE & Construction	110	-	1,086	1,196	330,958	332,154
Agricultural & Farmland	-	-	-	-	51,947	51,947
Residential Real Estate	484	379	433	1,296	149,558	150,854
Consumer & Other	182	21	103	306	59,313	59,619
Total Loans	$861	$400	$1,710	$2,971	$693,157	$696,128

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

The following tables present impaired loan information as of and for the three months ended March 31, 2018 and 2017, and for the twelve months ended December 31, 2017:

Three Months Ended March 31, 2018	Recorded	Unpaid Principal	Related	Average Recorded	Interest Income
($'s in thousands)	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Commercial & Industrial	$-	$-	$-	$-	$-
Commercial RE & Construction	548	575	-	725	6
Agricultural & Farmland	-	-	-	-	-
Residential Real Estate	1,301	1,344	-	2,005	20
Consumer & Other	105	104	-	118	2
With a specific allowance recorded:
Commercial & Industrial	-	-	-	-	-
Commercial RE & Construction	-	-	-	-	-
Agricultural & Farmland	-	-	-	-	-
Residential Real Estate	1,066	1,085	170	613	7
Consumer & Other	85	85	4	86	1
Totals:
Commercial & Industrial	$-	$-	$-	$-	$-
Commercial RE & Construction	$548	$575	$-	$725	$6
Agricultural & Farmland	$-	$-	$-	$-	$-
Residential Real Estate	$2,367	$2,429	$170	$2,618	$27
Consumer & Other	$190	$189	$4	$204	$3

Twelve Months Ended December 31, 2017	Recorded	Unpaid Principal	Related	Average Recorded	Interest Income
($'s in thousands)	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Commercial & Industrial	$-	$-	$-	$-	$-
Commercial RE & Construction	696	722	-	756	34
Agricultural & Farmland	-	-	-	-	-
Residential Real Estate	752	795	-	1,460	67
Consumer & Other	110	110	-	128	9
With a specific allowance recorded:
Commercial & Industrial	-	-	-	-	-
Commercial RE & Construction	689	689	146	713	-
Agricultural & Farmland	-	-	-	-	-
Residential Real Estate	1,078	1,097	178	628	25
Consumer & Other	87	87	5	91	5
Totals:
Commercial & Industrial	$-	$-	$-	$-	$-
Commercial RE & Construction	$1,385	$1,411	$146	$1,469	$34
Agricultural & Farmland	$-	$-	$-	$-	$-
Residential Real Estate	$1,830	$1,892	$178	$2,088	$92
Consumer & Other	$197	$197	$5	$219	$14

Three Months Ended	Average Recorded	Interest Income
March 31, 2017	Investment	Recognized
($'s in thousands)
With no related allowance recorded:
Commercial & Industrial	$-	$-
Commercial RE & Construction	644	12
Agricultural & Farmland	-	-
Residential Real Estate	1,355	18
Consumer & Other	139	2
With a specific allowance recorded:
Commercial & Industrial	-	-
Commercial RE & Construction	788	(2)
Agricultural & Farmland	-	-
Residential Real Estate	637	7
Consumer & Other	167	1
Totals:
Commercial & Industrial	$-	$-
Commercial RE & Construction	$1,432	$10
Agricultural & Farmland	$-	$-
Residential Real Estate	$1,992	$25
Consumer & Other	$306	$3

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

TDR Concession Types

The Company’s standards relating to loan modifications consider, among other factors, minimum verified income requirements, cash flow analysis, and collateral valuations. Each potential loan modification is reviewed individually and the terms of the loan are modified to meet a borrower’s specific circumstances at a point in time. All loan modifications, including those classified as TDRs, are reviewed and approved. The types of concessions provided to borrowers include:

●	Interest rate reduction: A reduction of the stated interest rate to a nonmarket rate for the remaining original life of the loan. The Company also may grant interest rate concessions for a limited timeframe on a case by case basis.

●	Amortization or maturity date change: A change in the amortization or maturity date beyond what the collateral supports, including a concession that does any of the following:

(1)	Lengthens the amortization period of the amortized principal beyond market terms. This concession reduces the minimum monthly payment and increases the amount of the balloon payment at the end of the term of the loan. Principal is generally not forgiven.

(2)	Reduces the amount of loan principal to be amortized. This concession also reduces the minimum monthly payment and increases the amount of the balloon payment at the end of the term of the loan. Principal is generally not forgiven.

(3)	Extends the maturity date or dates of the debt beyond what the collateral supports. This concession generally applies to loans without a balloon payment at the end of the term of the loan. In addition, there may be instances where renewing loans potentially require non-market terms and would then be reclassified as TDRs.

●	Other: A concession that is not categorized as one of the concessions described above. These concessions include, but are not limited to: principal forgiveness, collateral concessions, covenant concessions, and reduction of accrued interest. Principal forgiveness may result from any TDR modification of any concession type.

During the first three months of 2018 and 2017, there was no TDR activity.

TDRs modified in the past twelve-month period that have subsequently defaulted

($ in thousands)	Number of Contracts	Recorded Balance

Residential Real Estate	1	$61
Commercial Real Estate	1	159

Total Modifications	2	$220

NOTE 5 – MORTGAGE SERVICING RIGHTS

Mortgage loans serviced for others are not included in the accompanying balance sheets. The unpaid principal balance of mortgage loans serviced for others approximated $1.0 billion at March 31, 2018 and $994.9 million at December 31, 2017. Contractually specified servicing fees of approximately $0.6 million and $0.6 million were included in mortgage loan servicing fees in the income statement for the periods ending March 31, 2018 and 2017, respectively.

The following table summarizes mortgage servicing rights capitalized and related amortization, along with activity in the related valuation allowance:

($ in thousands)	2018	2017

Carrying amount, January 1	$9,907	$8,422
Mortgage servicing rights capitalized during the year	502	488
Mortgage servicing rights amortization during the year	(246)	(218)
Net change in valuation allowance	92	35
Carrying amount, March 31	$10,255	$8,727

Valuation allowance:
January 1	$151	$228
Increase/(reduction)	(92)	(35)

March 31	$59	$193

NOTE 6 – DERIVATIVE FINANCIAL INSTRUMENTS AND REPURCHASE AGREEMENTS

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

Non-designated Hedges

The Company does not use derivatives for trading or speculative purposes. Derivatives not designated as hedges are not speculative and result from a service the Company provides to certain customers. The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. Those interest rate swaps are simultaneously offset by interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. As of March 31, 2018 and December 31, 2017, the notional amount of customer-facing swaps was approximately $49.0 million and $39.3 million, respectively. The same amounts were offset with third party counterparties, as described above.

The Company has minimum collateral posting thresholds with its derivative counterparties. As of March 31, 2018 and December 31, 2017, the Company had no posted cash as collateral with correspondents. At March 31, 2018, we had cash from correspondents as collateral of $0.9 million.

The table below presents the fair value of the Company’s derivative financial instruments, as well as their classification on the Balance Sheet, as of March 31, 2018 and December 31, 2017.

	Asset Derivatives		Liability Derivatives
	March 31, 2018		March 31, 2018
($ in thousands)	Balance Sheet	Fair	Balance Sheet	Fair
	Location	Value	Location	Value
Derivatives not designated as hedging instruments:
Interest rate contracts	Other Assets	$1,144	Other Liabilities	$1,144

	Asset Derivatives		Liability Derivatives
	December 31, 2017		December 31, 2017
($ in thousands)	Balance Sheet	Fair	Balance Sheet	Fair
	Location	Value	Location	Value
Derivatives not designated as hedging instruments:
Interest rate contracts	Other Assets	$698	Other Liabilities	$698

The Company’s derivative financial instruments had no net effect on the condensed consolidated Income Statements for the three months ended March 31, 2018 and 2017.

Securities Sold Under Repurchase Agreements

State Bank has retail repurchase agreements to facilitate cash management transactions with commercial customers. These obligations are secured by agency and mortgage-backed securities and such collateral is held by the Federal Home Loan Bank. The agreements mature within one month. These repurchase agreements are secured by agency securities and mortgage-backed securities with corresponding liabilities of $5.0 million and of $14.2 million. These securities have various maturity dates beyond 2020.

NOTE 7 – FAIR VALUE OF ASSETS AND LIABILITIES

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

The following table presents the fair value measurements of assets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2018 and December 31, 2017.

($ in thousands) Available-for-Sale Securities:	Fair Values at March 31, 2018	(Level 1)	(Level 2)	(Level 3)

U.S. Treasury and Government Agencies	$14,166	$-	$14,166	$-
Mortgage-backed securities	64,731	-	64,731	-
State and political subdivisions	13,090	-	13,090	-
Interest rate contracts - assets	1,144	-	1,144	-
Interest rate contracts - liabilities	(1,144)	-	(1,144)	-

Fair Value Measurements Using:

($ in thousands) Available-for-Sale Securities:	Fair Values at December 31, 2017	(Level 1)	(Level 2)	(Level 3)

U.S. Treasury and Government Agencies	$12,708	$-	$12,708	$-
Mortgage-backed securities	56,762	-	56,762	-
State and political subdivisions	13,250	-	13,250	-
Equity securities	70	-	70	-
Interest rate contracts - assets	698	-	698	-
Interest rate contracts - liabilities	(698)	-	(698)	-

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

Collateral-dependent Impaired Loans, NET of ALLL

Loans for which it is probable the Company will not collect all principal and interest due according to contractual terms are measured for impairment. The estimated fair value of collateral-dependent impaired loans is based on the appraised value of the collateral, less estimated cost to sell. Collateral-dependent impaired loans are classified within Level 3 of the fair value hierarchy. This method requires obtaining an independent appraisal of the collateral, which is reviewed for accuracy and consistency by Credit Administration. These appraisers are selected from the list of approved appraisers maintained by management. The appraised values are reduced by applying a discount factor to the value based on the Company’s loan review policy. All impaired loans held by the Company were collateral dependent at March 31, 2018 and December 31, 2017.

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

($ in thousands) Description	Fair Values at March 31, 2018	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$237	$-	$-	$237
Mortgage Servicing Rights	754	-	-	754

($ in thousands) Description	Fair Values at December 31, 2017	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$982	$-	$-	$982
Mortgage Servicing Rights	1,490	-	-	1,490

Level 1 - Quoted Prices in Active Markets for Identical Assets

Level 2 - Significant Other Observable Inputs

Level 3 - Significant Unobservable Inputs

	Fair Value at March 31,	Valuation
($'s in thousands)	2018	Technique	Unobservable Inputs	Range

Collateral-dependent impaired loans	$237	Market comparable properties	Comparability adjustments (%)	20%

Mortgage servicing rights	754	Discounted cash flow	Discount Rate	10.15%
			Constant prepayment rate	6.39%
			P&I earnings credit	1.88%
			T&I earnings credit	2.62%
			Inflation for cost of servicing	1.50%

	Fair Value at December 31,	Valuation
($'s in thousands)	2017	Technique	Unobservable Inputs	Range

Collateral-dependent impaired loans	$982	Market comparable properties	Comparability adjustments (%)	Not available

Mortgage servicing rights	1,490	Discounted cash flow	Discount Rate	9.65%
			Constant prepayment rate	7.51%
			P&I earnings credit	1.56%
			T&I earnings credit	2.13%
			Inflation for cost of servicing	1.50%

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements.

There were no changes in the inputs or methodologies used to determine fair value at March 31, 2018 as compared to December 31, 2017.

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

Loans

The estimated fair value of loans as of March 31, 2018 follows the guidance in ASU 2016-01, which prescribes an “exit price” approach in estimating and disclosing fair value of financial instruments. The fair value calculation at that date discounted estimated future cash flows using rates that incorporated discounts for credit, liquidity, and marketability factors. The fair value estimate shown as of December 31, 2017 used an “entry price” approach. The fair value calculation for that date discounted estimated future cash flows using current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. Consequently, the fair value disclosures for March 31, 2018 and December 31, 2017 are not directly comparable.

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

Deposits, FHLB advances & Repurchase agreements

Deposits include demand deposits, savings accounts, and certain money market deposits. The carrying amount approximates the fair value. The estimated fair value for fixed-maturity time deposits, as well as borrowings, is based on estimates of the rate State Bank could pay on similar instruments with similar terms and maturities at March 31, 2018 and December 31, 2017.

Loan Commitments

The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. The estimated fair values for other financial instruments and off-balance-sheet loan commitments approximate cost at March 31, 2018 and December 31, 2017 and are not considered significant to this presentation.

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

	March 31, 2018
	Carrying	Fair Value Measurements Using
	Amount	(Level 1)	(Level 2)	(Level 3)
($ in thousands)
Financial assets
Cash and cash equivalents	$48,329	$48,329	$-	$-
Loans held for sale	8,893	-	9,058	-
Loans, net of allowance for loan losses	698,988	-	-	684,348
Federal Reserve and FHLB Bank stock	3,748	-	3,748	-
Accrued interest receivable	1,925	-	1,925	-

Financial liabilities
Deposits	$748,795	$531,391	$215,158	$-
Repurchase agreements	14,505	-	14,505	-
FHLB advances	18,500	-	18,319	-
Trust preferred securities	10,310	-	9,446	-
Accrued interest payable	633	-	633	-

	December 31, 2017
	Carrying	Fair Value Measurements Using
	Amount	(Level 1)	(Level 2)	(Level 3)
($ in thousands)
Financial assets
Cash and due from banks	$26,616	$26,616	$-	$-
Loans held for sale	3,940	-	4,041	-
Loans, net of allowance for loan losses	688,685	-	-	686,940
Federal Reserve and FHLB Bank stock, at cost	3,748	-	3,748	-
Accrued interest receivable	1,825	-	1,825	-

Financial liabilities
Deposits	$729,600	$511,782	$220,823	$-
Repurchase agreements	15,082	-	15,082	-
FHLB advances	18,500	-	18,385	-
Trust preferred securities	10,310	-	9,673	-
Accrued interest payable	592	-	592	-

NOTE 8 – SHARE BASED COMPENSATION

In April 2017, the shareholders approved a new share-based incentive compensation plan, the SB Financial Group, Inc. 2017 Stock Incentive Plan (the "2017 Plan"), which replaced the Company’s 2008 Stock Incentive Plan. This plan permits the grant or award of incentive stock options, nonqualified stock options, stock appreciation rights ("SAR’s"), restricted stock, and restricted stock units (“RSU’s”) for up to 500,000 Common Shares of the Company.

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

Option awards are granted with an exercise price equal to the market price of the Company’s stock at the date of grant and those option awards vest based on 5 years of continuous service and have 10-year contractual terms. The fair value of each option award was estimated on the date of grant using the Black-Scholes valuation model. No options were granted in the first three months of 2018.

A summary of incentive option activity under the Company’s plans as of March 31, 2018 and changes during the quarter then ended, is presented below:

($ in thousands - except per share data)	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Term	Aggregate Intrinsic Value

Outstanding, December 31, 2017	92,500	$6.97
Granted	-	-
Exercised	(5,750)	6.98
Forfeited	-	-
Expired	-	-

Outstanding, March 31, 2018	86,750	$6.97	1.87	$1,001

Exercisable, March 31, 2018	86,750	$6.97	1.87	$1,001

During 2018, the 5,750 option shares exercised had a total intrinsic value of $0.06 million and the cash received from these exercised options was $0.04 million. The tax benefit from these transactions was immaterial. As of March 31, 2018, there was no unrecognized compensation cost related to incentive option share-based compensation arrangements granted under the 2008 Plan.

On February 5, 2013, the Company adopted a Long Term Incentive (LTI) Plan. The Plan awards restricted stock in the Company to certain key executives under the 2008 Plan. These restricted stock awards vest over a four-year period and are intended to assist the Company in retention of key executives. During 2017, the Company met certain performance targets and restricted stock awards were approved and issued in February of 2018. The compensation cost charged against income for the Long Term Incentive (LTI) Plan was $0.08 million, with a total income tax benefit recognized in the income statement of $0.03 million.

As of March 31, 2018, there was $0.70 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements related to the restricted stock awards under the 2008 and 2017 Plans which were granted in accordance with the Long Term Incentive (LTI) plan. That cost is expected to be recognized over a weighted-average period of 1.9 years.

A summary of restricted stock activity under the Company’s plans as of March 31, 2018 and changes during the quarter then ended, is presented below:

	Shares	Weighted-Average Value per Share

Nonvested, December 31, 2017	52,258	$14.91

Granted	15,268	17.60
Vested	(21,632)	13.95
Forfeited	-	-

Nonvested, March 31, 2018	45,894	$16.26

In April, 2017, the Company’s shareholders approved a new equity-based incentive compensation plan, the 2017 Stock Incentive Plan (the “2017). The 2017 Plan permits the company to grant stock options, restricted stock and other equity-based awards and cash-based awards to employees and directors of the Company and its subsidiaries. A total of 500,000 common shares of the Company are available for grants of awards under the 2017 Plan. As of March 31, 2018, 17,268 shares had been granted under the 2017 Plan.

NOTE 9 – EQUITY CAPITAL

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

NOTE 10 – GENERAL LITIGATION

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Information

This Quarterly Report on Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains certain forward-looking statements that are provided to assist in the understanding of anticipated future financial performance. Forward-looking statements provide current expectations or forecasts of future events and are not guarantees of future performance. Examples of forward-looking statements include: (a) projections of income or expense, earnings per share, the payment or non-payment of dividends, capital structure and other financial items; (b) statements of plans and objectives of the Company or our management or Board of Directors, including those relating to products or services; (c) statements of future economic performance; (d) statements regarding future customer attraction or retention; and (e) statements of assumptions underlying such statements. Words such as “anticipates”, “believes”, “plans”, “intends”, “expects”, “projects”, “estimates”, “should”, “may”, “would be”, “will allow”, “will likely result”, “will continue”, “will remain”, or other similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying those statements. Forward-looking statements are based on management’s expectations and are subject to a number of risks and uncertainties. Although management believes that the expectations reflected in such forward-looking statements are reasonable, actual results may differ materially from those expressed or implied in such statements. Risks and uncertainties that could cause actual results to differ materially include, without limitation, risks and uncertainties inherent in the national and regional banking industry, changes in economic conditions in the market areas in which the Company and its subsidiaries operate, changes in policies by regulatory agencies, changes in accounting standards and policies, changes in tax laws, fluctuations in interest rates, demand for loans in the market areas in which the Company and its subsidiaries operate, increases in FDIC insurance premiums, changes in the competitive environment, losses of significant customers, geopolitical events and the loss of key personnel. Additional detailed information concerning a number of important factors which could cause actual results to differ materially from the forward-looking statements contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations is available in the Company’s filings with the Securities and Exchange Commission, including the risks identified under the heading “Item 1A. Risk Factors” of Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017. Undue reliance should not be placed on the forward-looking statements, which speak only as of the date hereof. Except as may be required by law, the Company undertakes no obligation to update any forward-looking statement to reflect unanticipated events or circumstances after the date on which the statement is made.

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

Critical Accounting Policies

Note 1 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 describes the significant accounting policies used in the development and presentation of the Company’s financial statements. The accounting and reporting policies of the Company are in accordance with accounting principles generally accepted in the United States and conform to general practices within the banking industry. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. The Company’s financial position and results of operations can be affected by these estimates and assumptions and are integral to the understanding of reported results. Critical accounting policies are those policies that management believes are the most important to the portrayal of the Company’s financial condition and results, and they require management to make estimates that are difficult, subjective, and/or complex.

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

Three Months Ended March 31, 2018 compared to Three Months Ended March 31, 2017

Net Income: Net income for the first quarter of 2018 was $2.5 million compared to net income of $2.0 million for the first quarter of 2017, an increase of 23 percent. Earnings per diluted share (EPS) of $0.35 were up 13 percent from the $0.31 for the first quarter of 2017. The EPS for the quarter includes the average impact of the common capital raise completed in February 2018, which added 1.67 million shares.

Provision for Loan Losses: The first quarter provision for loan losses was $0.3 million compared to $0.0 million for the year-ago quarter. Net charge-offs for the quarter were $0.01 million compared to $0.05 million for the year-ago quarter. Total delinquent loans ended the quarter at $2.3 million, or 0.32 percent of total loans, which was up $0.1 million from the prior year.

Asset Quality Review – For the Period Ended ($’s in Thousands)	Mar. 31, 2018	Mar. 31, 2017
Net charge-offs	$10	$46
Nonaccruing loans	2,321	2,382
Accruing Trouble Debt Restructures	1,115	1,383
Nonaccruing and restructured loans	3,436	3,765
OREO / OAO	70	950
Nonperforming assets	3,506	4,715
Nonperforming assets/Total assets	0.38%	0.56%
Allowance for loan losses/Total loans	1.16%	1.23%
Allowance for loan losses/Nonperforming loans	239.2%	204.0%

Consolidated Revenue: Total revenue, consisting of net interest income and noninterest income, was $11.9 million for the first quarter of 2018, an increase of $1.6 million, or 16 percent, from the $10.3 million generated during the 2017 first quarter.

Net interest income was $7.7 million, which is up $1.2 million from the prior year first quarter’s $6.5 million. The Company’s earning assets increased $68.0 million, coupled with a 37 basis point increase in the yield on earning assets. The net interest margin for the first quarter of 2018 was 3.86 percent compared to 3.59 percent for the first quarter of 2017. Funding cost for interest bearing liabilities for the first quarter of 2018 were 0.71 percent compared to 0.60 percent for the prior year first quarter.

Noninterest income was $4.2 million for the 2018 first quarter, which is up $0.4 million from the prior year first quarter’s $3.8 million. In addition to the mortgage revenue detailed below, gains from the sale of non-mortgage loans was $0.7 million and wealth management revenue was $0.7 million. The completed the sale of DCM in the first quarter of 2018, resulting in total revenue of $0.4 million. Noninterest income as a percentage of average assets for the first quarter of 2018 was 1.87 percent compared to 1.84 percent for the prior year first quarter.

State Bank originated $58.5 million of mortgage loans for the first quarter of 2018, of which $43.4 million was sold with the remainder in loans held for investment. This compares to $56.7 million for the first quarter of 2017, of which $46.4 million was sold with the remainder in loans held for investment. These first quarter 2018 originations and subsequent sales resulted in $1.1 million of gains, down $0.2 million from the gains for the first quarter of 2017. Net mortgage banking revenue was $1.6 million for the first quarter of 2018 compared to $1.6 million for the first quarter of 2017. The 2018 first quarter included an $0.09 million positive valuation impairment on our mortgage servicing rights, due to decreased prepayment speeds in the portfolio.

Consolidated Noninterest Expense: Noninterest expense for the first quarter of 2018 was $8.6 million, which is up $1.2 million compared to $7.4 million in the prior-year first quarter. The first quarter of 2018 included higher commission on SBA sales (of $0.1 million), expenses related to the sale of DCM (of $0.2 million) and several of the previously announced tax initiatives (of $0.2 million).

Income Taxes: Income taxes for the first quarter of 2018 were $0.6 million (effective rate 18.7 percent) compared to $0.9 million (effective rate 31.9 percent) for the first quarter of 2017. The lower tax level was driven by a slightly higher pretax income, which was well offset by the new rates under the Tax Cuts and Jobs Act.

Changes in Financial Condition

Total assets at March 31, 2018 were $925.6 million, an increase of $49.0 million or 5.6 percent since 2017 year end. Total loans, net of unearned income, were $707.2 million as of March 31, 2018, up $10.5 million from year-end, an increase of 1.5 percent.

Total deposits at March 31, 2018 were $748.8 million, an increase of $19.2 million or 2.6 percent since 2017 year end. Borrowed funds (consisting of FHLB advances, and REPOs) totaled $33.0 million at March 31, 2018. This is down from year-end when borrowed funds totaled $33.6 million due to an decrease in REPO balances. Total equity for the Company of $122.9 million now stands at 13.3 percent of total assets, which is up from the December 31, 2017 level of $94.0 million and 10.7 percent of total assets. Equity balances were higher due to the common capital raise completed by the Company in the first quarter of 2018 as detailed in Note 9.

The allowance for loan loss of $8.2 million is up from the 2017 year end by 3.6 percent. This increase combined with the loan increase of 1.4 percent results in an allowance to loans of 1.16 percent. The 1.16 percent level is considered appropriate by management given the risk profile of the portfolio.

Capital Resources

As of March 31, 2018, based on the computations for the call report the Bank is classified as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, State Bank must maintain capital ratios as set forth in the table below. There are no conditions or events since March 31, 2018 that management believes have changed State Bank’s capital classification.

State Bank’s actual capital levels and ratios as of March 31, 2018 and December 31, 2017 are presented in the following table. Capital levels are presented for State Bank only as the Company is now exempt from quarterly reporting on capital levels at the holding company level ($’s in thousands):

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Procedures
($ in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2018
Tier I Capital to average assets	$99,840	11.25%	$35,502	4.0%	$44,378	5.0%
Tier I Common equity capital to risk-weighted assets	99,840	12.23%	36,721	4.5%	53,042	6.5%
Tier I Capital to risk-weighted assets	99,840	12.23%	48,962	6.0%	65,282	8.0%
Total Risk-based capital to risk-weighted assets	108,059	13.24%	65,282	8.0%	81,603	10.0%

As of December 31, 2017
Tier I Capital to average assets	$83,807	9.72%	$34,477	4.0%	$43,097	5.0%
Tier I Common equity capital to risk-weighted assets	83,807	10.54%	35,786	4.5%	51,691	6.5%
Tier I Capital to risk-weighted assets	83,807	10.54%	47,715	6.0%	63,620	8.0%
Total Risk-based capital to risk-weighted assets	91,737	11.54%	63,620	8.0%	79,524	10.0%

Effective January 1, 2015, new regulatory capital requirements commonly referred to as “Basel III” were implemented and are reflected in the March 31, 2018 capital table above. Management opted out of the accumulated other comprehensive income treatment under the new requirements and as such unrealized gains and losses from available-for-sale securities will continue to be excluded from State Banks regulatory capital.

LIQUIDITY

Liquidity relates primarily to the Company’s ability to fund loan demand, meet deposit customers’ withdrawal requirements and provide for operating expenses. Assets used to satisfy these needs consist of cash and due from banks, federal funds sold, interest-earning deposits in other financial institutions, securities available-for-sale and loans held for sale. These assets are commonly referred to as liquid assets. Liquid assets were $149.7 million at March 31, 2018, compared to $113.3 million at December 31, 2017.

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

The Company’s commercial real estate, first mortgage residential, agricultural and multi-family mortgage portfolio of $477.2 million at March 31, 2018 and $535.0 million at December 31, 2017, which can and has been used to collateralize borrowings, is an additional source of liquidity. Management believes the Company’s current liquidity level, without these borrowings, is sufficient to meet its liquidity needs. At March 31, 2018, all eligible commercial real estate, first mortgage residential and multi-family mortgage loans were pledged under an FHLB blanket lien.

The cash flow statements for the periods presented provide an indication of the Company’s sources and uses of cash, as well as an indication of the ability of the Company to maintain an adequate level of liquidity. A discussion of the cash flow statements for the three months ended March 31, 2018 and 2017 follows.

The Company experienced positive cash flows from operating activities for the three months ended March 31, 2018 and March 31, 2017. Net cash provided by operating activities was $3.4 million for the three months ended March 31, 2018 and $0.6 million for the three months ended March 31, 2017. Highlights for the current year include $43.4 million in proceeds from the sale of loans, which is down $3.0 million from the prior year. Originations of loans held for sale was a use of cash of $41.7 million, which is also down from the prior year, by $4.7 million. For the three months ended March 31, 2018, there was a gain on sale of loans of $1.8 million, and depreciation and amortization of $0.4 million.

The Company experienced negative cash flows from investing activities for the three months ended March 31, 2018 and March 31, 2017. Net cash flows used in investing activities was $27.4 million for the three months ended March 31, 2018 and $1.3 million for the three months ended March 31, 2017. Highlights for the three months ended March 31, 2018 include $13.1 million in purchases of available-for-sale securities. These cash payments were offset by $2.9 million in proceeds from maturities and sales of securities, which is down $2.6 million from the prior three-month period. The Company experienced a $16.9 million increase in loans, which is up $34.6 million from the prior year three-month period.

The Company experienced positive cash flows from financing activities for the three months ended March 31, 2018 and March 31, 2017. Net cash flow provided by financing activities was $45.8 million for the three months ended March 31, 2018 and $29.4 million for the three months ended March 31, 2017. Highlights for the current period include a $19.5 million increase in transaction deposits for the three months ended March 31, 2018, which is down from the $25.5 million increase in transaction deposits for the three months ended March 31, 2017. Certificates of deposit decreased by $0.3 million in the current year compared to an increase of $14.3 million for the prior year.

ALCO uses an economic value of equity (“EVE”) analysis to measure risk in the balance sheet incorporating all cash flows over the estimated remaining life of all balance sheet positions. The EVE analysis calculates the net present value of the Company’s assets and liabilities in rate shock environments that range from -400 basis points to +400 basis points. The likelihood of a decrease in rates as of March 31, 2018 and December 31, 2017 was considered unlikely given the current interest rate environment and therefore, only the minus 100 basis point rate change was included in this analysis. The results of this analysis are reflected in the following tables for March 31, 2018 and December 31, 2017.

March 31, 2018

Economic Value of Equity

($’s in thousands)

Change in Rates	$ Amount	$ Change	% Change
+400 basis points	$212,726	$23,704	12.54%
+300 basis points	208,287	19,265	10.19
+200 basis points	203,333	14,311	7.57
+100 basis points	196,836	7,814	4.13
Base Case	189,022	-	-
-100 basis points	179,688	(9,334)	(4.94)

December 31, 2017

Economic Value of Equity

($’s in thousands)

Change in Rates	$ Amount	$ Change	% Change
+400 basis points	$182,859	$27,297	17.55%
+300 basis points	177,619	22,058	14.18
+200 basis points	171,759	16,197	10.41
+100 basis points	164,348	8,786	5.65
Base Case	155,562	-	-
-100 basis points	145,678	(9,884)	(6.35)

Off-Balance-Sheet Borrowing Arrangements:

Significant additional off-balance-sheet liquidity is available in the form of FHLB advances and unused federal funds lines from correspondent banks. Management expects the risk of changes in off-balance-sheet arrangements to be immaterial to earnings.

The Company’s commercial real estate, first mortgage residential, agricultural and multi-family mortgage portfolios in the total amount of $477.2 million were pledged to meet FHLB collateralization requirements as of March 31, 2018. Based on the current collateralization requirements of the FHLB, the Company had approximately $75.6 million of additional borrowing capacity at March 31, 2018. The Company also had $27.0 million in unpledged securities to pledge for additional borrowings.

The Company’s contractual obligations as of March 31, 2018 were comprised of long-term debt obligations, other debt obligations, operating lease obligations and other long-term liabilities. Long-term debt obligations were comprised of FHLB Advances of $18.5 million and Trust Preferred Securities of $10.3 million. Total time deposits at March 31, 2018 were $217.5 million, of which $113.8 million mature beyond one year.

In addition, as of March 31, 2018, the Company had commitments to sell mortgage loans totaling $25.8 million. The Company believes that it has adequate resources to fund commitments as they arise and that it can adjust the rate on savings certificates to retain deposits in changing interest rate environments. If the Company requires funds beyond its internal funding capabilities, advances from the FHLB of Cincinnati and other financial institutions are available.

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

Management believes there has been no material change in the Company’s market risk from the information contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2017.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended March 31, 2018, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

There are certain risks and uncertainties in our business that could cause our actual results to differ materially from those anticipated. A detailed discussion of our risk factors is included in “Item 1A. Risk Factors” of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. There have been no material changes to the risk factors as presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not Applicable

(b)	Not Applicable

(c)	Repurchases of Common Shares

There were no purchases of the Company’s common stock for the quarter ended March 31, 2018.

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

SB FINANCIAL GROUP, INC.

Date: May 9, 2018	By:	/s/ Mark A. Klein
Mark A. Klein
Chairman, President & CEO

	By:	/s/ Anthony V. Cosentino
Anthony V. Cosentino
Executive Vice President &
Chief Financial Officer

