Form 10-Q
period 2018-06-30
SB FINANCIAL GROUP, INC.
filed 2018-08-09
CIK 767405

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No ☒

Title of each class	Name of each exchange on which registered
Common Shares, No Par Value	The NASDAQ Stock Market, LLC
6,503,250 Outstanding at August 9, 2018	(NASDAQ Capital Market)

SB FINANCIAL GROUP, INC.

FORM 10-Q

 i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SB FINANCIAL GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 2018	December 2017
($ in thousands)	(unaudited)	(audited)

ASSETS
Cash & due from banks	$24,413	$26,616
Securities available for sale, at fair value	89,911	82,790
Other securities - FRB and FHLB Stock	3,748	3,748
Loans held for sale	7,551	3,940
Loans, net of unearned income	753,285	696,615
Allowance for loan losses	(8,494)	(7,930)
Premises and equipment, net	21,683	21,277
Cash surrender value of life insurance	16,656	16,479
Goodwill & other intangibles	16,406	16,411
Foreclosed assets held for sale, net	16	26
Mortgage servicing rights	10,633	9,907
Accrued interest receivable	2,000	1,825
Other assets	6,977	4,923

Total assets	$944,785	$876,627

LIABILITIES AND EQUITY
Deposits
Non interest bearing demand	$131,125	$135,592
Interest bearing demand	129,486	131,079
Savings	118,108	103,267
Money market	151,228	141,844
Time deposits	222,932	217,818

Total deposits	752,879	729,600

Repurchase agreements	18,191	15,082
Advances from Federal Home Loan Bank	26,500	18,500
Trust preferred securities	10,310	10,310
Accrued interest payable	685	592
Other liabilities	11,116	8,543

Total liabilities	819,681	782,627

Commitments & Contingent Liabilities	-	-

Stockholder’s Equity
Preferred stock, Series A	13,983	13,983
Common stock	40,481	12,569
Additional paid-in capital	15,098	15,405
Retained earnings	59,503	55,439
Accumulated other comprehensive loss	(1,240)	(141)
Treasury stock, at cost	(2,721)	(3,255)

Total stockholder’s equity	125,104	94,000

Total liabilities and stockholder’s equity	$944,785	$876,627

See notes to condensed consolidated financial statements (unaudited)

Note: The balance sheet at December 31, 2017 has been derived from the audited consolidated financial statements at that date

SB FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME - (UNAUDITED)

	Three Months Ended		Six Months Ended
	June	June	June	June
($ in thousands, except per share data)	2018	2017	2018	2017
Interest income
Loans
Taxable	$8,968	$7,243	$17,108	$14,043
Tax exempt	36	21	57	41
Securities
Taxable	613	569	1,186	1,030
Tax exempt	115	133	232	266
Total interest income	9,732	7,966	18,583	15,380

Interest expense
Deposits	1,091	863	2,066	1,611
Repurchase agreements & other	6	6	16	10
Federal Home Loan Bank advances	110	63	189	149
Trust preferred securities	101	71	188	141
Total interest expense	1,308	1,003	2,459	1,911
Net interest income	8,424	6,963	16,124	13,469
Provision for loan losses	300	200	600	200
Net interest income after provision for loan losses	8,124	6,763	15,524	13,269

Noninterest income
Wealth management fees	710	704	1,449	1,371
Customer service fees	675	667	1,319	1,307
Gain on sale of mortgage loans & OMSR’s	2,058	2,063	3,158	3,313
Mortgage loan servicing fees, net	247	241	718	624
Gain on sale of non-mortgage loans	150	369	810	799
Data service fees	-	184	-	377
Gain/(loss) on sale/disposal of assets	60	-	21	2
Other income	349	234	1,017	471
Total noninterest income	4,249	4,462	8,492	8,264

Noninterest expense
Salaries and employee benefits	5,201	4,667	10,140	9,053
Net occupancy expense	560	552	1,209	1,112
Equipment expense	637	683	1,466	1,324
Data processing fees	418	396	856	766
Professional fees	504	417	923	780
Marketing expense	204	206	425	401
Telephone and communications	128	113	250	229
Postage and delivery expense	63	59	137	233
State, local and other taxes	176	170	362	337
Employee expense	220	183	386	328
Other expenses	468	360	1,052	625
Total noninterest expense	8,579	7,806	17,206	15,188
Income before income tax expense	3,794	3,419	6,810	6,345
Income tax expense	687	1,102	1,250	2,035
Net income	$3,107	$2,317	$5,560	$4,310
Preferred Stock Dividends	244	244	488	488
Net income available to common shareholders	$2,863	$2,073	$5,072	$3,822
Common share data:
Basic earnings per common share	$0.45	$0.43	$0.85	$0.79
Diluted earnings per common share	$0.40	$0.37	$0.75	$0.68

Average common shares outstanding (in thousands):
Basic:	6,489	4,827	5,935	4,839
Diluted:	8,003	6,351	7,454	6,366

See notes to condensed consolidated financial statements (unaudited)

SB FINANCIAL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2018	2017	2018	2017

Net income	$3,107	$2,317	$5,560	$4,310
Other comprehensive income:
Available for sale investment securities:
Unrealized holding gain (loss) arising in the period	(378)	309	(1,391)	439
Related tax (expense) benefit	79	(105)	292	(149)
Net effect on other comprehensive income	(299)	204	(1,099)	290
Total comprehensive income	$2,808	$2,521	$4,461	$4,600

SB FINANCIAL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

	Preferred	Common	Additional Paid-in	Retained	Accumulated Other Comprehensive	Treasury
($ in thousands, except per share data)	Stock	Stock	Capital	Earnings	Income	Stock	Total

Balance, January 1, 2018	$13,983	$12,569	$15,405	$55,439	$(141)	$(3,255)	$94,000
Net income				5,560			5,560
Common stock issuance (1,666,666 shares)		27,912					27,912
Other comprehensive loss					(1,099)		(1,099)
Dividends on common, $0.155 per share				(1,008)			(1,008)
Dividends on preferred, $0.325 per share				(488)			(488)
Restricted stock vesting			(257)			257	-
Stock options exercised			(197)			386	189
Repurchased stock						(109)	(109)
Stock based compensation expense			147				147
Balance, June 30, 2018	$13,983	$40,481	$15,098	$59,503	$(1,240)	$(2,721)	$125,104

Balance, January 1, 2017	$13,983	$12,569	$15,362	$46,688	$51	$(2,105)	$86,548
Net income				4,310			4,310
Other comprehensive income					289		289
Dividends on common, $0.135 per share				(659)			(659)
Dividends on preferred, $0.325 per share				(488)			(488)
Restricted stock vesting			(163)			163	-
Stock options exercised			(66)			395	329
Stock buyback						(1,425)	(1,425)
Share based compensation expense			127				127
Balance, June 30, 2017	$13,983	$12,569	$15,260	$49,851	$340	$(2,972)	$89,031

See notes to condensed consolidated financial statements (unaudited)

SB FINANCIAL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
($ in thousands)	2018	2017
Operating Activities
Net Income	$5,560	$4,310
Items providing/(using) cash
Depreciation and amortization	841	753
Provision for loan losses	600	200
Expense of share-based compensation plan	147	127
Amortization of premiums and discounts on securities	170	315
Amortization of intangible assets	5	5
Amortization of originated mortgage servicing rights	613	521
Impairment (recovery) of mortgage servicing rights	(70)	4
Proceeds from sale of loans held for sale	119,751	123,708
Originations of loans held for sale	(112,793)	(129,527)
Gain from sale of loans	(3,968)	(4,112)
(Gain)/loss on sale of assets	(21)	47
Changes in
Interest receivable	(175)	101
Other assets	(1,674)	2,968
Interest payable and other liabilities	2,666	155

Net cash provided by (used in) operating activities	11,652	(425)

Investing Activities
Purchases of available-for-sale securities	(15,168)	(25,785)
Proceeds from maturities of available-for-sale securities	6,486	12,692
Net change in loans	(65,597)	(7,350)
Purchase of premises and equipment and software	(745)	(2,364)
Proceeds from sale of equipment	133	-
Proceeds from sale of foreclosed assets	152	945

Net cash used in investing activities	(74,739)	(21,862)

Financing Activities
Net increase in demand deposits, money market, interest checking and savings accounts	18,165	11,972
Net increase in certificates of deposit	5,114	22,288
Net increase in securities sold under agreements to repurchase	3,109	643
Proceeds from Federal Home Loan Bank advances	13,000	5,000
Repayment of Federal Home Loan Bank advances	(5,000)	(11,000)
Share repurchase	(109)	(1,425)
Exercise of Stock Options	189	329
Issuance of Common Stock	27,912	-
Dividends on Common Stock	(1,008)	(659)
Dividends on Preferred Stock	(488)	(488)

Net cash provided by financing activities	60,884	26,660

Increase (decrease) in Cash and Cash Equivalents	(2,203)	4,373

Cash and Cash Equivalents, Beginning of Year	26,616	17,012

Cash and Cash Equivalents, End of Period	$24,413	$21,385

Supplemental Cash Flows Information

Interest paid	$2,366	$1,756
Income taxes paid	$1,730	$2,049
Transfer of loans to foreclosed assets	$86	$94

See notes to condensed consolidated financial statements (unaudited)

SB FINANCIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION

SB Financial Group, Inc., an Ohio corporation (the “Company”) is a bank holding company whose principal activity is the ownership and management of its wholly-owned subsidiaries, The State Bank and Trust Company (“State Bank”), RFCBC, Inc. (“RFCBC”), Rurbanc Data Services, Inc. dba RDSI Banking Systems (“RDSI”), and Rurban Statutory Trust II (“RST II”). In addition, State Bank owns all of the outstanding shares of Rurban Mortgage Company (“RMC”) and State Bank Insurance, LLC (“SBI”). Effective January 1, 2018 the Company completed the sale of the customer contracts and certain other assets of RDSI’s remaining processing business operated through its Diverse Computer Marketers (DCM) division. As part of the transaction, the Company entered into a 180-day transition agreement, which will allow the buyer to effectively convert the DCM clients to an alternative processing platform. The transaction had a minimal positive impact to the Company’s financial statements in the first six months of 2018.

The consolidated financial statements include the accounts of the Company, State Bank, RFCBC, RDSI, RMC, and SBI. All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements reflect all adjustments that are, in the opinion of management, necessary to fairly present the financial position, results of operations and cash flows of the Company. Those adjustments consist only of normal recurring adjustments. Results of operations for the six months ended June 30, 2018, are not necessarily indicative of results for the complete year.

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

The following paragraphs summarize the impact of new accounting pronouncements:

Accounting Standards Update (ASU) No. 2018-07: Compensation – Stock Compensation (Topic 718)

This ASU expands scope of Topic 718, to include share-based payments issued to nonemployees for goods or services. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned. This ASU supersedes Subtopic 505-50, Equity-Based Payments to Non-Employees. The amendments in this ASU are effective for periods beginning after December 15, 2018. At this time, the Company does not recognize the existence of any nonemployee relationships involving share-based payments.

ASU No. 2018-02: Income Statement – Reporting Comprehensive Income (Topic 220)

This ASU provides for the reclassification of stranded tax effects in accumulated other comprehensive income (AOCI) an option rather than a requirement; however, disclosure is required if not elected. The reclassification from accumulated other comprehensive income to retained earnings results from the newly elected federal corporate income tax rate resulting from the Tax Cuts and Jobs Acts enacted in December 2017. The Company has adopted this ASU on January 1, 2018 and reclassified approximately $23 thousand into retained earnings.

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

ASU No. 2016-15: Statement of Cash Flows (Topic 230)

This ASU provides specific guidance for eight cash flow classifications. The intention is to ensure that this ASU will eliminate any current or future diversity in classification and reporting. The amendments in this ASU were effective for the Company for reporting periods beginning after December 15, 2017 and did not have a significant impact on the consolidated financial statements.

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

ASU No. 2016-01: Recognition and Measurement of Financial Assets and Liabilities (Topic 825)

This ASU has a number of provisions including the requirements that public business entities use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, a separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e. securities or loans receivables), and eliminating the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. The amendment was effective for the Company in the first quarter of 2018 and did not have a significant impact on the consolidated financial statements or on fair value and other required disclosures.

ASU No. 2014-09: Revenue from Contracts with Customers (Topic 606)

This ASU implements a common revenue standard that clarifies the principles for recognizing revenue. The core principle of the amendment is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. ASU 2014-09 establishes a five-step model, which entities must follow to recognize revenue and removes inconsistencies and weaknesses in existing guidance. The majority of our revenue-generating transactions are not subject to ASC 606, including revenue generated from financial instruments, such as our loans, letters of credit, derivatives and investment securities, as well as revenue related to our mortgage servicing activities, as these activities are subject to other GAAP discussed elsewhere within our disclosures. ASU 2014-09 became effective on January 1, 2018 and had no material effect on how we recognize revenue or to our consolidated financial statements and disclosures.

Interest Income – The largest source of revenue for the Company is interest income, which is primarily recognized on an accrual basis according to nondiscretionary formulas in written contracts, such as loan and lease agreements or investment securities contracts.

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

NOTE 2 – EARNINGS PER SHARE

Earnings per share (EPS) have been computed based on the weighted-average number of common shares outstanding during the periods presented. There were no anti-dilutive shares in 2018 or 2017. Included in the diluted EPS for June 30, 2018 is the impact of the full conversion of the Company’s depository shares. Based upon the current conversion price of $10.3238, the 1,500,000 outstanding depository shares are convertible into an aggregate of 1,452,954 common shares. The average number of common shares used in the computation of basic and diluted earnings per share were:

	Three Months Ended June 30,
($ and outstanding shares in thousands - except per share data)	2018	2017

Distributed earnings allocated to common shares	$522	$344
Undistributed earnings allocated to common shares	2,337	1,727

Net earnings allocated to common shares	2,859	2,071
Net earnings allocated to participating securities	4	2
Dividends on convertible preferred shares	244	244

Net Income allocated to common shares and participating securities	$3,107	$2,317

Weighted average shares outstanding for basic earnings per share	6,489	4,827
Dilutive effect of stock compensation	61	65
Dilutive effect of convertible shares	1,453	1,459

Weighted average shares outstanding for diluted earnings per share	8,003	6,351

Basic earnings per common share	$0.45	$0.43

Diluted earnings per common share	$0.40	$0.37

	Six Months Ended June 30,
($ and outstanding shares in thousands - except per share data)	2018	2017

Distributed earnings allocated to common shares	$1,008	$663
Undistributed earnings allocated to common shares	4,057	3,153

Net earnings allocated to common shares	5,065	3,816
Net earnings allocated to participating securities	7	6
Dividends on convertible preferred shares	488	488

Net Income allocated to common shares and participating securities	$5,560	$4,310

Weighted average shares outstanding for basic earnings per share	5,935	4,839
Dilutive effect of stock compensation	66	69
Dilutive effect of convertible shares	1,453	1,458

Weighted average shares outstanding for diluted earnings per share	7,454	6,366

Basic earnings per common share	$0.85	$0.79

Diluted earnings per common share	$0.75	$0.68

Note 3 – Securities

The amortized cost and appropriate fair values, together with gross unrealized gains and losses, of securities at June 30, 2018 and December 31, 2017 were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
($ in thousands)	Cost	Gains	Losses	Fair Value

Available for Sale Securities:
June 30, 2018
U.S. Treasury and Government agencies	$11,981	$7	$(257)	$11,731
Mortgage-backed securities	67,450	45	(1,608)	65,887
State and political subdivisions	12,051	275	(33)	12,293

	$91,482	$327	$(1,898)	$89,911

		Gross	Gross
	Amortized	Unrealized	Unrealized
($ in thousands)	Cost	Gains	Losses	Fair Value

Available for Sale Securities:
December 31, 2017:
U.S. Treasury and Government agencies	$12,715	$62	$(69)	$12,708
Mortgage-backed securities	57,355	97	(690)	56,762
State and political subdivisions	12,829	439	(18)	13,250
Equity securities	70	-	-	70

	$82,969	$598	$(777)	$82,790

The amortized cost and fair value of securities available for sale at June 30, 2018, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale
	Amortized	Fair
($ in thousands)	Cost	Value

Within one year	$2,118	$2,147
Due after one year through five years	7,828	7,802
Due after five years through ten years	11,369	11,311
Due after ten years	2,717	2,764
	24,032	24,024

Mortgage-backed securities	67,450	65,887

Totals	$91,482	$89,911

The fair value of securities pledged as collateral, to secure public deposits and for other purposes, was $39.5 million at June 30, 2018 and $38.9 million at December 31, 2017. The fair value of securities delivered for repurchase agreements was $21.2 million at June 30, 2018 and $19.1 million at December 31, 2017.

There were no realized gains and losses from sales of available for sale securities for the six months ended June 30, 2018 or June 30, 2017.

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments was $76.0 million at June 30, 2018, and $59.3 million at December 31, 2017, which was approximately 85 and 72 percent, respectively, of the Company’s available for sale investment portfolio at such dates. Based on evaluation of available evidence, including recent changes in market interest rates, credit rating information and information obtained from regulatory filings, management believes the declines in fair value for these securities are temporary. Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.

Securities with unrealized losses, aggregated by investment class and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2018 and December 31, 2017 are as follows:

	Less than 12 Months		12 Months or Longer		Total
($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

June 30, 2018
Available-for-Sale Securities:
U.S. Treasury and Government agencies	$7,512	$(158)	$3,810	$(99)	$11,322	$(257)
Mortgage-backed securities	49,051	(540)	14,105	(1,068)	63,156	(1,608)
State and Political subdivisions	1,079	(11)	443	(22)	1,522	(33)

	$57,642	$(709)	$18,358	$(1,189)	$76,000	$(1,898)

	Less than 12 Months		12 Months or Longer		Total
($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

December 31, 2017
Available-for-Sale Securities:
U.S. Treasury and Government agencies	$5,675	$(27)	$2,559	$(42)	$8,234	$(69)
Mortgage-backed securities	35,205	(319)	14,673	(371)	49,878	(690)
State and political subdivisions	905	(4)	326	(14)	1,231	(18)

	$41,785	$(350)	$17,558	$(427)	$59,343	$(777)

The total potential unrealized loss as of June 30, 2018 in the securities portfolio was $1.90 million, compared to a $0.78 million unrealized loss at December 31, 2017. Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concern warrants such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent of the Company to not sell the investment and whether it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost. Management has determined there is no other-than-temporary-impairment on these securities.

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans that management has the intent and ability to hold for the foreseeable future, or until maturity or payoffs, are reported at their outstanding principal balances adjusted for any charge offs, the allowance for loan losses, any deferred fees or costs on originated loans and unamortized premiums or discounts on purchased loans. Interest income is reported on the interest method and includes amortization of net deferred loan fees and costs over the loan term. Generally, all loan classes are placed on nonaccrual status not later than 90 days past due, unless the loan is well-secured and in the process of collection. All interest accrued, but not collected, for loans that are placed on nonaccrual or charged off is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to income. Loan losses are charged against the allowance when management believes the non-collectability of a loan balance is probable. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as new information becomes available.

The allowance consists of allocated and general components. The allocated component relates to loans that are classified as impaired. For those loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers nonclassified loans and is based on historical charge off experience and expected loss given default derived from the Company’s internal risk rating process. Other adjustments may be made to the allowance for pools of loans after an assessment of internal or external influences on credit quality that are not fully reflected on the historical loss or risk rating data.

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

Categories of loans at June 30, 2018 and December 31, 2017 include:

	Total Loans		Non-Accrual Loans
($ in thousands)	June 2018	Dec. 2017	June 2018	Dec. 2017

Commercial & Industrial	$114,592	$101,554	33	121
Commercial RE & Construction	350,266	332,154	233	1,322
Agricultural & Farmland	52,466	51,947	-	-
Residential Real Estate	172,773	150,854	1,634	1,123
Consumer & Other	62,639	59,619	221	138

Total Loans	$752,736	$696,128	$2,121	$2,704

Net deferred costs	$549	$487

Total Loans, net deferred costs	$753,285	$696,615

Allowance for loan losses	$(8,494)	$(7,930)

The following tables present the activity in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of June 30, 2018, December 31, 2017 and June 30, 2017.

	Commercial	Commercial RE	Agricultural	Residential	Consumer
($ in thousands)	& Industrial	& Construction	& Farmland	Real Estate	& Other	Total

ALLOWANCE FOR LOAN AND LEASE LOSSES
For the Three Months Ended - June 30, 2018
Beginning balance	$978	$3,673	$517	$2,359	$692	$8,219
Charge Offs	-	(17)	-	(26)	(11)	$(54)
Recoveries	-	26	-	1	2	29
Provision	83	38	(29)	216	(8)	300
Ending Balance	$1,061	$3,720	$488	$2,550	$675	$8,494

For the Six Months Ended - June 30, 2018

Beginning balance	$823	$3,779	$505	$2,129	$694	$7,930
Charge Offs	-	(36)	-	(26)	(11)	$(73)
Recoveries	-	29	-	2	6	37
Provision	238	(52)	(17)	445	(14)	600
Ending Balance	$1,061	$3,720	$488	$2,550	$675	$8,494

	Commercial	Commercial RE	Agricultural	Residential	Consumer
($ in thousands)	& Industrial	& Construction	& Farmland	Real Estate	& Other	Total
Loans Receivable at June 30, 2018
Allowance:
Ending balance:
individually evaluated for impairment	$-	$-	$-	$136	$4	$140
Ending balance:
collectively evaluated for impairment	$1,061	$3,720	$488	$2,414	$671	$8,354
Loans:
Ending balance:
individually evaluated for impairment	$-	$294	$-	$2,291	$183	$2,768
Ending balance:
collectively evaluated for impairment	$114,592	$349,972	$52,466	$170,482	$62,456	$749,968

	Commercial	Commercial RE	Agricultural	Residential	Consumer
($ in thousands)	& Industrial	& Construction	& Farmland	Real Estate	& Other	Total

Loans Receivable at December 31, 2017
Allowance:
Ending balance:
individually evaluated for impairment	$-	$146	$-	$178	$5	$329
Ending balance:
collectively evaluated for impairment	$823	$3,633	$505	$1,951	$689	$7,601
Loans:
Ending balance:
individually evaluated for impairment	$-	$1,385	$-	$1,830	$197	$3,412
Ending balance:
collectively evaluated for impairment	$101,554	$330,769	$51,947	$149,024	$59,422	$692,716

	Commercial	Commercial RE	Agricultural	Residential	Consumer
($ in thousands)	& Industrial	& Construction	& Farmland	Real Estate	& Other	Total

ALLOWANCE FOR LOAN AND LEASE LOSSES
For the Three Months Ended - June 30, 2017
Beginning balance	$998	$3,196	$469	$2,013	$1,003	$7,679
Charge Offs	(50)	-	-	-	(19)	$(69)
Recoveries	5	2	1	4	3	15
Provision	42	254	42	(29)	(109)	200
Ending Balance	$995	$3,452	$512	$1,988	$878	$7,825

	Commercial	Commercial RE	Agricultural	Residential	Consumer
($ in thousands)	& Industrial	& Construction	& Farmland	Real Estate	& Other	Total

ALLOWANCE FOR LOAN AND LEASE LOSSES
For the Six Months Ended - June 30, 2017
Beginning balance	$1,204	$3,321	$347	$1,963	$890	$7,725
Charge Offs	(50)	-	-	(22)	(48)	$(120)
Recoveries	6	2	2	4	6	20
Provision	(165)	129	163	43	30	200
Ending Balance	$995	$3,452	$512	$1,988	$878	$7,825

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

Commercial Real Estate including Construction

Commercial real estate loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is generally dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. The characteristics of properties securing the Company’s commercial real estate portfolio are diverse, but with geographic location almost entirely in the Company’s market area. Management monitors and evaluates commercial real estate loans based on collateral, geography and risk grade criteria. In general, the Company avoids financing single purpose projects unless other underwriting factors are present to help mitigate risk. In addition, management tracks the level of owner-occupied commercial real estate versus nonowner occupied loans.

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

The following tables present the credit risk profile of the Company’s loan portfolio based on rating category and payment activity as of June 30, 2018 and December 31, 2017.

June 30, 2018	Commercial	Commercial RE	Agricultural	Residential	Consumer
($ in thousands)	& Industrial	& Construction	& Farmland	Real Estate	& Other	Total

1-2	$-	$6	$-	$-	$1	$7
3	18,645	92,782	7,531	128,415	60,319	307,692
4	91,251	255,502	44,428	42,228	1,964	435,373
Total Pass (1 - 4)	109,896	348,290	51,959	170,643	62,284	743,072

Special Mention (5)	834	1,058	507	-	66	2,465
Substandard (6)	3,280	685	-	2,094	289	6,348
Doubtful (7)	582	233	-	36	-	851
Loss (8)	-	-	-	-	-	-
Total Loans	$114,592	$350,266	$52,466	$172,773	$62,639	$752,736

December 31, 2017	Commercial	Commercial RE	Agricultural	Residential	Consumer
($ in thousands)	& Industrial	& Construction	& Farmland	Real Estate	& Other	Total

1-2	$96	$13	$-	$832	$1	$942
3	19,883	93,222	8,080	114,130	57,204	292,519
4	80,448	236,217	43,735	34,271	2,151	396,822
Total Pass (1 - 4)	100,427	329,452	51,815	149,233	59,356	690,283

Special Mention (5)	512	1,100	132	-	66	1,810
Substandard (6)	7	580	-	1,583	197	2,367
Doubtful (7)	608	1,022	-	38	-	1,668
Loss (8)	-	-	-	-	-	-
Total Loans	$101,554	$332,154	$51,947	$150,854	$59,619	$696,128

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

Loss (8): Loans are considered uncollectable and of such little value, that continuing to carry them as assets on the Company’s financial statement is not feasible. Loans will be classified Loss when it is neither practical nor desirable to defer writing off or reserving all or a portion of a basically worthless asset, even though partial recovery may be possible at some time in the future.

The following tables present the Company’s loan portfolio aging analysis as of June 30, 2018 and December 31, 2017.

	30-59 Days	60-89 Days	Greater Than	Total Past		Total Loans
($ in thousands)	Past Due	Past Due	90 Days	Due	Current	Receivable
June 30, 2018

Commercial & Industrial	$348	$-	$2	$350	$114,242	$114,592
Commercial RE & Construction	-	90	7	97	350,169	350,266
Agricultural & Farmland	-	-	-	-	52,466	52,466
Residential Real Estate	288	201	544	1,033	171,740	172,773
Consumer & Other	39	21	179	239	62,400	62,639
Total Loans	$675	$312	$732	$1,719	$751,017	$752,736

	30-59 Days	60-89 Days	Greater Than	Total Past		Total Loans
($ in thousands)	Past Due	Past Due	90 Days	Due	Current	Receivable
December 31, 2017

Commercial & Industrial	$85	$-	$88	$173	$101,381	$101,554
Commercial RE & Construction	110	-	1,086	1,196	330,958	332,154
Agricultural & Farmland	-	-	-	-	51,947	51,947
Residential Real Estate	484	379	433	1,296	149,558	150,854
Consumer & Other	182	21	103	306	59,313	59,619
Total Loans	$861	$400	$1,710	$2,971	$693,157	$696,128

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

The following tables present impaired loan information as of and for the three and six months ended June 30, 2018 and 2017, and for the twelve months ended December 31, 2017:

Six Months Ended June 30, 2018	Recorded	Unpaid Principal	Related	Average Recorded	Interest Income
($ in thousands)	Investment	Balance	Allowance	Investment	Recognized

With no related allowance recorded:
Commercial & Industrial	$-	$-	$-	$-	$-
Commercial RE & Construction	294	294	-	337	12
Agricultural & Farmland	-	-	-	-	-
Residential Real Estate	1,275	1,319	-	2,000	41
Consumer & Other	100	100	-	116	4
With a specific allowance recorded:
Commercial & Industrial	-	-	-	-	-
Commercial RE & Construction	-	-	-	-	-
Agricultural & Farmland	-	-	-	-	-
Residential Real Estate	1,016	1,041	136	572	14
Consumer & Other	83	83	4	85	3
Totals:
Commercial & Industrial	-	-	-	-	-
Commercial RE & Construction	294	294	-	337	12
Agricultural & Farmland	-	-	-	-	-
Residential Real Estate	2,291	2,360	136	2,572	55
Consumer & Other	$183	$183	$4	$201	$7

Three Months Ended June 30, 2018	Average Recorded	Interest Income
($ in thousands)	Investment	Recognized

With no related allowance recorded:
Commercial & Industrial	$-	$-
Commercial RE & Construction	337	6
Agricultural & Farmland	-	-
Residential Real Estate	1,996	21
Consumer & Other	114	2
With a specific allowance recorded:
Commercial & Industrial	-	-
Commercial RE & Construction	-	-
Agricultural & Farmland	-	-
Residential Real Estate	569	7
Consumer & Other	84	1
Totals:
Commercial & Industrial	-	-
Commercial RE & Construction	337	6
Agricultural & Farmland	-	-
Residential Real Estate	2,565	28
Consumer & Other	$198	$3

Twelve Months Ended December 31, 2017	Recorded	Unpaid Principal	Related	Average Recorded	Interest Income
($ in thousands)	Investment	Balance	Allowance	Investment	Recognized

With no related allowance recorded:
Commercial & Industrial	$-	$-	$-	$-	$-
Commercial RE & Construction	696	722	-	756	34
Agricultural & Farmland	-	-	-	-	-
Residential Real Estate	752	795	-	1,460	67
Consumer & Other	110	110	-	128	9
With a specific allowance recorded:
Commercial & Industrial	-	-	-	-	-
Commercial RE & Construction	689	689	146	713	-
Agricultural & Farmland	-	-	-	-	-
Residential Real Estate	1,078	1,097	178	628	25
Consumer & Other	87	87	5	91	5
Totals:
Commercial & Industrial	-	-	-	-	-
Commercial RE & Construction	1,385	1,411	146	1,469	34
Agricultural & Farmland	-	-	-	-	-
Residential Real Estate	1,830	1,892	178	2,088	92
Consumer & Other	$197	$197	$5	$219	$14

	Six Months Ended		Three Months Ended
June 30, 2017	Average Recorded	Unpaid Principal	Average Recorded	Interest Income
($ in thousands)	Investment	Balance	Investment	Recognized

With no related allowance recorded:
Commercial & Industrial	$-	$-	$-	$-
Commercial RE & Construction	735	735	758	22
Agricultural & Farmland	-	-	-	-
Residential Real Estate	1,114	1,157	1,351	35
Consumer & Other	118	118	145	5
With a specific allowance recorded:
Commercial & Industrial	-	-	-	-
Commercial RE & Construction	689	689	738	(2)
Agricultural & Farmland	-	-	-	-
Residential Real Estate	561	561	634	13
Consumer & Other	112	112	118	3
Totals:
Commercial & Industrial	-	-	-	-
Commercial RE & Construction	1,424	1,424	1,496	20
Agricultural & Farmland	-	-	-	-
Residential Real Estate	1,675	1,718	1,985	48
Consumer & Other	$230	$230	$263	$8

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

TDR Concession Types

The Company’s standards relating to loan modifications consider, among other factors, minimum verified income requirements, cash flow analysis, and collateral valuations. Each potential loan modification is reviewed individually and the terms of the loan are modified to meet a borrower’s specific circumstances at a point in time. All loan modifications, including those classified as TDRs, are reviewed and approved by the Senior Lender. The types of concessions provided to borrowers include:

●	Interest rate reduction: A reduction of the stated interest rate to a nonmarket rate for the remaining original life of the loan. The Company also may grant interest rate concessions for a limited timeframe on a case-by-case basis.

●	Amortization or maturity date change: A change in the amortization or maturity date beyond what the collateral supports, including a concession that does any of the following:

(1)	Lengthens the amortization period of the amortized principal beyond market terms. This concession reduces the minimum monthly payment and increases the amount of the balloon payment at the end of the term of the loan. Principal is generally not forgiven.

(2)	Reduces the amount of loan principal to be amortized. This concession also reduces the minimum monthly payment and increases the amount of the balloon payment at the end of the term of the loan. Principal is generally not forgiven.

(3)	Extends the maturity date or dates of the debt beyond what the collateral supports. This concession generally applies to loans without a balloon payment at the end of the term of the loan. In addition, there may be instances where renewing loans potentially require non-market terms and would then be reclassified as TDRs.

●	Other: A concession that is not categorized as one of the concessions described above. These concessions include, but are not limited to: principal forgiveness, collateral concessions, covenant concessions, and reduction of accrued interest. Principal forgiveness may result from any TDR modification of any concession type.

During the three and six months ended June 30, 2018 and 2017, the Company had no new TDR activity.

The Company had one TDR, a residential real estate property with a recorded balance of $61,000 that during the last 12-month period defaulted on its new contractual agreement.

NOTE 5 – MORTGAGE SERVICING RIGHTS

Mortgage loans serviced for others are not included in the accompanying balance sheets. The unpaid principal balance of mortgage loans serviced for others approximated $1.03 billion at June 30, 2018 and $0.99 billion at December 31, 2017. Contractually specified servicing fees of approximately $1.3 million and $1.1 million were included in mortgage loan servicing fees in the income statement for the periods ending June 30, 2018 and 2017, respectively.

The following table summarizes mortgage servicing rights capitalized and related amortization, along with activity in the related valuation allowance:

($ in thousands)	2018	2017

Carrying amount, January 1	$9,907	$8,422
Mortgage servicing rights capitalized during the year	1,350	1,320
Mortgage servicing rights amortization during the year	(613)	(521)
Net change in valuation allowance	70	(4)
Carrying amount, June 30	$10,714	$9,217

Valuation allowance:
January 1	$151	$228
Increase/(reduction)	(70)	4

June 30	$81	$232

NOTE 6 – DERIVATIVE FINANCIAL INSTRUMENTS AND REPURCHASE AGREEMENTS

Risk Management Objective of Using Derivatives

The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company manages its exposures to a wide variety of business and operational risks primarily through management of its core business activities. The Company manages economic risks, including interest rate, liquidity and credit risk, primarily by managing the amount, sources and duration of its assets and liabilities and through the use of derivative financial instruments. Specifically, the Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. The Company’s derivative financial instruments are used to manage differences in the amount, timing and duration of the Company’s known or expected cash payments principally related to certain variable rate assets.

Non-designated Hedges

The Company does not use derivatives for trading or speculative purposes. Derivatives not designated as hedges are not speculative and result from a service the Company provides to certain customers. The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. Those interest rate swaps are simultaneously offset by interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. As of June 30, 2018 and December 31, 2017, the notional amount of customer-facing swaps was approximately $49.2 million and $39.3 million, respectively. The same amounts were offset with third party counterparties, as described above.

The Company has minimum collateral posting thresholds with its derivative counterparties. As of June 30, 2018 and December 31, 2017, the Company had no posted cash as collateral with correspondents. At June 30, 2018, the Company held cash from counterparties as collateral in the amount of $1.0 million.

The table below presents the fair value of the Company’s derivative financial instruments, as well as their classification on the balance sheet, as of June 30, 2018 and December 31, 2017.

	Asset Derivatives		Liability Derivatives
	June 30, 2018		June 30, 2018
	Balance Sheet	Fair	Balance Sheet	Fair
($ in thousands)	Location	Value	Location	Value

Derivatives not designated as hedging instruments:
Interest rate contracts	Other Assets	$1,415	Other Liabilities	$1,415

	Asset Derivatives		Liability Derivatives
	December 31, 2017		December 31, 2017
	Balance Sheet	Fair	Balance Sheet	Fair
($ in thousands)	Location	Value	Location	Value

Derivatives not designated as hedging instruments:
Interest rate contracts	Other Assets	$698	Other Liabilities	$698

The Company’s derivative financial instruments had no net effect on the income statements for the three and six months ended June 30, 2018 and 2017.

Securities Sold Under Repurchase Agreements

State Bank has retail repurchase agreements to facilitate cash management transactions with commercial customers. These obligations are secured by agency and mortgage-backed securities and such collateral is held by the Federal Home Loan Bank. The agreements mature within one month. These repurchase agreements are secured by agency and mortgage-backed securities with a market value of $21.2 million. These securities have various maturity dates beyond 2018.

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

Available for Sale Securities

The fair values of available for sale securities are determined by various valuation methodologies. Level 1 securities include money market mutual funds. Level 1 inputs include quoted prices in an active market. Level 2 securities include U.S. treasury and government agencies, mortgage-backed securities, obligations of political and state subdivisions and equity securities. Level 2 inputs do not include quoted prices for individual securities in active markets; however, they do include inputs that are either directly or indirectly observable for the individual security being valued. Such observable inputs include interest rates and yield curves at commonly quoted intervals, volatilities, prepayment speeds, credit risks and default rates. Also included are inputs derived principally from or corroborated by observable market data by correlation or other means.

Interest Rate Contracts

The fair values of interest rate contracts are based upon the estimated amount the Company would receive or pay to terminate the contracts or agreements, taking into account underlying interest rates, creditworthiness of underlying customers for credit derivatives and, when appropriate, the creditworthiness of the counterparties.

The following table presents the fair value measurements of assets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2018 and December 31, 2017.

Fair Value Measurements Using:

($ in thousands) Available for Sale Securities:	June 30, 2018	(Level 1)	(Level 2)	(Level 3)

U.S. Treasury and Government Agencies	$11,731	$-	$11,731	$-
Mortgage-backed securities	65,887	-	65,887	-
State and political subdivisions	12,293	-	12,293	-
Interest rate contracts - assets	1,415	-	1,415	-
Interest rate contracts - liabilities	(1,415)	-	(1,415)	-

Fair Value Measurements Using:

($ in thousands) Available for Sale Securities:	December 31, 2017	(Level 1)	(Level 2)	(Level 3)

U.S. Treasury and Government Agencies	$12,708	$-	$12,708	$-
Mortgage-backed securities	56,762	-	56,762	-
State and political subdivisions	13,250	-	13,250	-
Equity securities	70	-	70	-
Interest rate contracts - assets	698	-	698	-
Interest rate contracts - liabilities	(698)	-	(698)	-

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

Collateral-dependent Impaired Loans, NET of ALLL

Loans for which it is probable the Company will not collect all principal and interest due according to contractual terms are measured for impairment. The estimated fair value of collateral-dependent impaired loans is based on the appraised value of the collateral, less estimated cost to sell. Collateral-dependent impaired loans are classified within Level 3 of the fair value hierarchy. This method requires obtaining an independent appraisal of the collateral, which is reviewed for accuracy and consistency by Credit Administration. These appraisers are selected from the list of approved appraisers maintained by management. The appraised values are reduced by applying a discount factor to the value based on the Company’s loan review policy. All impaired loans held by the Company were collateral dependent at June 30, 2018 and December 31, 2017.

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

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements.

Fair Value Measurements Using:

($ in thousands) Description	Fair Values at June 30, 2018	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$427	$-	$-	$427
Mortgage Servicing Rights	688	-	-	688

($ in thousands) Description	Fair Values at December 31, 2017	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$982	$-	$-	$982
Mortgage Servicing Rights	1,490	-	-	1,490

Level 1 - Quoted Prices in Active Markets for Identical Assets

Level 2 - Significant Other Observable Inputs

Level 3 - Significant Unobservable Inputs

($ in thousands)	Fair Values at June 30, 2018	Valuation Technique	Unobservable Inputs	Range

Collateral-dependent impaired loans	$427	Market comparable properties	Comparability adjustments(%)	20%
Mortgage servicing rights	688	Discounted cash flow	Discount Rate	10.16%
			Constant prepayment rate	6.19%
			P&I earnings credit	2.10%
			T&I earnings credit	2.89%
			Inflation for cost of servicing	1.50%

	Fair Value at
($ in thousands)	December 31, 2017	Valuation Technique	Unobservable Inputs	Range

Collateral-dependent impaired loans	$982	Market comparable properties	Comparability adjustments(%)	Not available
Mortgage servicing rights	1,490	Discounted cash flow	Discount Rate	9.65%
			Constant prepayment rate	7.51%
			P&I earnings credit	1.56%
			T&I earnings credit	2.13%
			Inflation for cost of servicing	1.50%

There were no changes in the inputs or methodologies used to determine fair value at June 30, 2018 as compared to December 31, 2017.

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

Loans

The estimated fair value of loans as of June 30, 2018 follows the guidance in ASU 2016-01, which prescribes an “exit price” approach in estimating and disclosing fair value of financial instruments. The fair value calculation at that date discounted estimated future cash flows using rates that incorporated discounts for credit, liquidity, and marketability factors. The fair value estimate shown as of December 31, 2017 used an “entry price” approach. The fair value calculation for that date discounted estimated future cash flows using current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. Consequently, the fair value disclosures for June 30, 2018 and December 31, 2017 are not directly comparable.

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

Deposits, FHLB advances & Repurchase agreements

Deposits include demand deposits, savings accounts, and certain money market deposits. The carrying amount approximates the fair value. The estimated fair value for fixed-maturity time deposits, as well as borrowings, is based on estimates of the rate State Bank could pay on similar instruments with similar terms and maturities at June 30, 2018 and December 31, 2017.

Loan Commitments

The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. The estimated fair values for other financial instruments and off balance sheet loan commitments approximate cost at June 30, 2018 and December 31, 2017 and are not considered significant to this presentation.

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

	June 30, 2018
	Carrying	Fair Value Measurements Using
($ in thousands)	Amount	(Level 1)	(Level 2)	(Level 3)

Financial assets
Cash and cash equivalents	$24,413	$24,413	$-	$-
Loans held for sale	7,551	-	7,748	-
Loans, net of allowance for loan losses	744,791	-	-	736,360
Federal Reserve and FHLB Bank stock	3,748	-	3,748	-
Accrued interest receivable	2,000	-	2,000	-

Financial liabilities
Deposits	$752,879	$530,027	$215,158	$-
Repurchase agreements	18,191	-	18,191	-
FHLB advances	26,500	-	26,258	-
Trust preferred securities	10,310	-	9,724	-
Accrued interest payable	685	-	685	-

	December 31, 2017
	Carrying	Fair Value Measurments Using
($ in thousands)	Amount	(Level 1)	(Level 2)	(Level 3)

Financial assets
Cash and due from banks	$26,616	$26,616	$-	$-
Loans held for sale	3,940	-	4,041	-
Loans, net of allowance for loan losses	688,685	-	-	686,940
Federal Reserve and FHLB Bank stock, at cost	3,748	-	3,748	-
Accrued interest receivable	1,825	-	1,825	-

Financial liabilities
Deposits	$729,600	$511,782	$220,823	$-
Repurchase agreements	15,082	-	15,082	-
FHLB advances	18,500	-	18,385	-
Trust preferred securities	10,310	-	9,673	-
Accrued interest payable	592	-	592	-

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

Option awards are granted with an exercise price equal to the market price of the Company’s shares at the date of grant and those option awards vest based on 5 years of continuous service and have 10-year contractual terms. The fair value of each option award was estimated on the date of grant using the Black-Scholes valuation model. No options were granted in the first six months of 2018.

A summary of incentive option activity under the Company’s plans as of June 30, 2018 and changes during the period then ended, is presented below:

($ in thousands - except per share data)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Term	Aggregate Intrinsic Value

Outstanding,
December 31, 2017	92,500	$6.97
Granted	-	-
Exercised	(28,000)	6.92
Forfeited	-	-
Expired	-	-

Outstanding, June 30, 2018	64,500	$6.99	1.61	$860

Exercisable, June 30, 2018	64,500	$6.99	1.61	$860

During 2018, the 28,000 option shares exercised had a total intrinsic value of $0.34 million and the cash received from these exercised options was $0.19 million. The tax benefit from these transactions was immaterial. As of June 30, 2018, there was no unrecognized compensation cost related to incentive option share-based compensation arrangements granted under the 2008 Plan.

On February 5, 2013, the Company adopted a Long Term Incentive (LTI) Plan. The Plan awards restricted stock in the Company to certain key executives under the 2008 Plan. These restricted stock awards vest over a four-year period and are intended to assist the Company in retention of key executives. During 2017, the Company met certain performance targets and restricted stock awards were approved and issued in February of 2018. The compensation cost charged against income for the Long Term Incentive (LTI) Plan was $0.15 million, with a total income tax benefit recognized in the income statement of $0.03 million.

As of June 30, 2018, there was $0.66 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements related to the restricted stock awards under the 2008 and 2017 Plans, which were granted in accordance with the Long Term Incentive (LTI) plan. That cost is expected to be recognized over a weighted-average period of 1.7 years.

A summary of restricted stock activity under the Company’s plans as of June 30, 2018 and changes during the period then ended, is presented below:

	Shares	Weighted- Average Value per Share

Nonvested, December 31, 2017	52,258	$14.91

Granted	16,268	17.66
Vested	(21,632)	13.95
Forfeited	-	-

Nonvested, June 30, 2018	46,894	$16.31

In April 2017, the Company’s shareholders approved a new equity-based incentive compensation plan, the 2017 Stock Incentive Plan (the “2017). The 2017 Plan permits the company to grant stock options, restricted stock and other equity-based awards and cash-based awards to employees and directors of the Company and its subsidiaries. A total of 500,000 common shares of the Company are available for grants of awards under the 2017 Plan. As of June 30, 2018, 18,268 shares had been granted under the 2017 Plan.

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

Overview of SB Financial

SB Financial Group, Inc. (“SB Financial” or the “Company”) is a bank holding company registered with the Federal Reserve Board. SB Financial’s wholly-owned subsidiary, The State Bank and Trust Company (“State Bank”), is an Ohio-chartered bank engaged in commercial banking. SB Financial’s technology subsidiary, Rurbanc Data Services, Inc. dba RDSI Banking Systems (“RDSI”), provides item-processing services to community banks and businesses.

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

Allowance for Loan Losses - The allowance for loan losses provides coverage for probable losses inherent in the Company’s loan portfolio. Management evaluates the adequacy of the allowance for loan losses each quarter based on changes, if any, in underwriting activities, loan portfolio composition (including product mix and geographic, industry or customer-specific concentrations), trends in loan performance, regulatory guidance and economic factors. This evaluation is inherently subjective, as it requires the use of significant management estimates. Many factors can affect management’s estimates of specific and expected losses, including volatility of default probabilities, rating migrations, loss severity and economic and political conditions. The allowance is increased through provisions charged to operating earnings and reduced by net charge offs.

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

Three Months Ended June 30, 2018 compared to Three Months Ended June 30, 2017

Net Income: Net income for the second quarter of 2018 was $3.1 million compared to net income of $2.3 million for the second quarter of 2017, an increase of 34 percent. Earnings per diluted share (EPS) of $0.40 were up 8.1 percent from the $0.37 for the second quarter of 2017.

Provision for Loan Losses: The second quarter provision for loan losses was $0.3 million compared to $0.2 million for the year-ago quarter. Net charge offs for the quarter were $0.025 million compared to net charge offs of $0.054 million for the year-ago quarter. Total delinquent loans ended the quarter at $1.7 million, which is down $0.5 million from the prior year or 0.23 percent of outstanding loans.

Asset Quality Review – For the Period Ended ($ in Thousands)	June 30, 2018	June 30, 2017

Net charge offs – Qtr./YTD	$25/$35	$54/$100
Nonaccruing loans	2,122	2,450
Accruing Trouble Debt Restructures	1,101	1,366
Nonaccruing and restructured loans	3,223	3,816
OREO / OAO	16	94
Nonperforming assets	3,239	3,910
Nonperforming assets/Total assets	0.34%	0.46%
Allowance for loan losses/Total loans	1.13%	1.20%
Allowance for loan losses/Nonperforming loans	263.5%	205.1%

Consolidated Revenue: Total revenue, consisting of net interest income and noninterest income, was $12.7 million for the second quarter of 2018, an increase of $1.2 million, or 10.9 percent, from the $11.4 million generated during the 2017 second quarter.

Net interest income was $8.4 million, which is up $1.4 million from the prior year second quarter’s $7.0 million. The Company’s earning assets increased $62.6 million, coupled with a 54 basis point increase in the yield on earning assets. The net interest margin (FTE) for the second quarter of 2018 was 4.14 percent compared to 3.73 percent for the second quarter of 2017. Funding costs for interest bearing liabilities for the second quarter of 2018 were 0.80 percent compared to 0.64 percent for the prior year second quarter.

Noninterest income was $4.2 million for the 2018 second quarter, which is down $0.2 million from the prior year second quarter’s $4.5 million. In addition to the mortgage revenue detailed below, gains from the sale of non-mortgage loans was $0.2 million, compared to $0.4 million for the same period in 2017. Noninterest income as a percentage of average assets for the second quarter of 2018 was 1.84 percent compared to 2.09 percent for the prior year second quarter.

State Bank originated $109.5 million of mortgage loans during the second quarter of 2018, of which $79.2 million of loans were sold with the remainder of loans held for investment. This compares to $97.8 million of loans originated during for the second quarter of 2017, of which $80.0 million of loans were sold with the remainder in loans held for investment. These second quarter 2018 originations and subsequent sales resulted in $2.1 million of gains, level with the $ 2.1 million of gains for the second quarter of 2017. Net mortgage banking revenue was $2.3 million for the second quarter of 2018 compared to $2.3 million for the second quarter of 2017. The 2018 second quarter included a $0.02 million valuation impairment on our mortgage servicing rights, due to increased prepayment speeds in the portfolio.

Consolidated Noninterest Expense: Noninterest expense for the second quarter of 2018 was $8.6 million, which is up $0.8 million compared to $7.8 million in the prior year second quarter. The increase was due mainly to staffing growth in the mortgage, wealth management and SBA divisions.

Income Taxes: Income taxes for the second quarter of 2018 were $0.7 million (effective rate 18.1 percent) compared to $1.1 million (effective rate 32.2 percent) for the second quarter of 2017. The decrease in Federal Taxes was the result of the Tax and Jobs Act enacted in December of 2017.

Six Months Ended June 30, 2018 compared to Six Months Ended June 30, 2017

Net Income: Net income for the first six months of 2018 was $5.6 million compared to net income of $4.3 million for the first six months of 2017, an increase of 29.0 percent. Earnings per diluted share (EPS) for the period of $0.75 were up 10.3 percent from the $0.68 for the prior year six-month period.

Provision for Loan Losses: The provision for loan losses for the first six months of 2018 was $0.6 million compared to $0.2 million for the prior year first six months. Net charge offs for the period were $0.04 million compared to net charge offs of $0.1 million for the prior year six month period.

Consolidated Revenue: Total revenue, consisting of net interest income and noninterest income, was $24.6 million for the first six months of 2018, an increase of $2.9 million, or 13.3 percent, from the $21.7 million generated during the 2017 first six months.

Net interest income was $16.1 million, which is up $2.6 million from net interest income of $13.5 million for the prior year first six months. The Company’s earning assets increased $89.1 million, and had a 32 basis point increase in the yield on earning assets for the first six months of 2018. The net interest margin (FTE) for the first six months of 2018 was 3.89 percent compared to 3.66 percent for the first six months of 2017. Funding cost for interest bearing liabilities for the first six months of 2018 were 0.75 percent compared to 0.62 percent for the prior year first six months.

Noninterest income was $8.5 million for the 2018 first six months, which is up $0.2 million from net interest income of $8.3 million for the prior year first six months. In addition to the mortgage revenue detailed below, gains from the sale of non-mortgage loans was $0.8 million, compared to $0.8 million for the same period in 2017.

State Bank originated $168.0 million of mortgage loans during the first six months of 2018, of which $119.8 million of loans were sold with the remainder of loans held for investment. These levels were up 8.7 and down 8.2 percent respectively as compared to the prior year first six months. The 2018 first six months valuation recapture on our mortgage servicing rights compared was $0.07 million.

Consolidated Noninterest Expense: Noninterest expense for the first six months of 2018 was $17.2 million, which is up $2.0 million compared to $15.2 million in the prior year first six months. The increase in noninterest expenses compared to the prior year was due to increased staffing, primarily in our mortgage, wealth management and retail divisions, tax initiatives and additional spending for compliance.

Income Taxes: Income taxes for the first six months of 2018 were $1.3 million (effective rate 18.4 percent) compared to $2.0 million (effective rate 32.1 percent) for the first six months of 2017. The decrease in Federal Taxes was the result of the Tax and Jobs Act enacted in December of 2017.

Changes in Financial Condition

Total assets at June 30, 2018 were $944.8 million, an increase of $68.2 million or 7.8 percent since 2017 year end. Total loans, net of unearned income, were $753.3 million as of June 30, 2018, up $56.7 million from year end, an increase of 8.1 percent.

Total deposits at June 30, 2018 were $752.9 million, an increase of $23.3 million or 3.3 percent since 2017 year end. Borrowed funds (consisting of FHLB advances, and REPOs) totaled $55.0 million at June 30, 2018. This is up from year end when borrowed funds totaled $43.9 million due to an increase in FHLB advances of $8.0 million. Total equity for the Company of $125.1 million now stands at 13.2 percent of total assets, which is up from the December 31, 2017 level of $94.0 million and 10.7 percent of total assets. Equity balances were higher due to the common capital raise completed by the Company in the first quarter of 2018 as detailed in Note 9.

The allowance for loan loss of $8.5 million is up from the 2017 year end by 7.1 percent. This increase combined with the loan growth results in an allowance to loans of 1.13 percent. The 1.13 percent level is considered appropriate by management given the risk profile of the portfolio. The decline from the prior year was the result of higher loan growth and lower provision expenses due to improved asset quality.

Capital Resources

As of June 30, 2018, based on the computations in its call report the State Bank is classified as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the State Bank must maintain capital ratios as set forth in the table below. There are no conditions or events since June 30, 2018 that management believes have changed the State Bank’s capital classification.

State Bank’s actual capital levels and ratios as of June 30, 2018 and December 31, 2017 are presented in the following table. Capital levels are presented for State Bank only as the Company is now exempt from quarterly reporting on capital levels at the holding company level ($’s in thousands):

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Procedures
($ in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of June 30, 2018
Tier I Capital to average assets	$103,244	11.34%	$36,425	4.0%	$45,531	5.0%
Tier I Common equity capital to risk-weighted assets	103,244	11.91%	38,998	4.5%	56,330	6.5%

Tier I Capital to risk-weighted assets	103,244	11.91%	51,997	6.0%	69,329	8.0%
Total Risk-based capital to risk-weighted assets	111,738	12.89%	69,329	8.0%	86,662	10.0%

As of December 31, 2017
Tier I Capital to average assets	$83,807	9.72%	$34,477	4.0%	$43,097	5.0%
Tier I Common equity capital to risk-weighted assets	83,807	10.54%	35,786	4.5%	51,691	6.5%

Tier I Capital to risk-weighted assets	83,807	10.54%	47,715	6.0%	63,620	8.0%
Total Risk-based capital to risk-weighted assets	91,737	11.54%	63,620	8.0%	79,524	10.0%

Effective January 1, 2015, new regulatory capital requirements commonly referred to as “Basel III” were implemented and are reflected in the June 30, 2018 capital table above. Management opted out of the accumulated other comprehensive income treatment under the new requirements and as such, unrealized gains and losses from available for sale securities will continue to be excluded from State Banks regulatory capital.

LIQUIDITY

Liquidity relates primarily to the Company’s ability to fund loan demand, meet deposit customers’ withdrawal requirements and provide for operating expenses. Assets used to satisfy these needs consist of cash and due from banks, federal funds sold, interest-earning deposits in other financial institutions, securities available for sale and loans held for sale. These assets are commonly referred to as liquid assets. Liquid assets were $121.9 million at June 30, 2018, compared to $113.3 million at December 31, 2017.

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

The Company’s commercial real estate, first mortgage residential, agricultural and multi-family mortgage portfolio of $575.5 million at June 30, 2018 and $535.0 million at December 31, 2017, which can and has been used to collateralize borrowings, is an additional source of liquidity. Management believes the Company’s current liquidity level, without these borrowings, is sufficient to meet its liquidity needs. At June 30, 2018, all eligible commercial real estate, first mortgage residential and multi-family mortgage loans were pledged under an FHLB blanket lien.

The cash flow statements for the periods presented provide an indication of the Company’s sources and uses of cash, as well as an indication of the ability of the Company to maintain an adequate level of liquidity. A discussion of the cash flow statements for the six months ended June 30, 2018 and 2017 follows.

The Company experienced positive cash flows from operating activities for the six months ended June 30, 2018 and negative cash flows for the six months ended June 30, 2017. Net cash provided by operating activities was $11.7 million for the six months ended June 30, 2018 and $0.4 million was used for the six months ended June 30, 2017. Highlights for the current year include $119.8 million in proceeds from the sale of loans, which is down $3.9 million from the prior year. Originations of loans held for sale was a use of cash of $112.8 million, which is also down from the prior year, by $16.7 million. For the six months ended June 30, 2018, there was a gain on sale of loans of $4.0 million, and depreciation and amortization of $0.8 million.

The Company experienced negative cash flows from investing activities for the six months ended June 30, 2018 and June 30, 2017. Net cash flows used in investing activities was $74.7 million for the six months ended June 30, 2018 and $21.9 million for the six months ended June 30, 2017. Highlights for the six months ended June 30, 2018 include $15.2 million in purchases of available for sale securities. These cash payments were offset by $6.5 million in proceeds from maturities and sales of securities, which is down $6.2 million from the prior year six-month period. The Company experienced a $65.6 million increase in loans, which is up $58.2 million from the prior year six-month period.

The Company experienced positive cash flows from financing activities for the six months ended June 30, 2018 and June 30, 2017. Net cash flow provided by financing activities was $60.9 million for the six months ended June 30, 2018 and $26.7 million for the six months ended June 30, 2017. Highlights for the current period include an $18.2 million increase in transaction deposits for the six months ended June 30, 2018, which is up from the $12.0 million increase for the prior year six-month period. Certificates of deposit increased by $5.1 million in the current year compared to an increase of $22.3 million for the prior year.

ALCO uses an economic value of equity (“EVE”) analysis to measure risk in the balance sheet incorporating all cash flows over the estimated remaining life of all balance sheet positions. The EVE analysis calculates the net present value of the Company’s assets and liabilities in rate shock environments that range from -400 basis points to +400 basis points. The likelihood of a decrease in rates as of June 30, 2017 and December 31, 2016 was considered unlikely given the current interest rate environment and therefore, only the minus 100 basis point rate change was included in this analysis. The results of this analysis are reflected in the following tables for June 30, 2018 and December 31, 2017.

June 30, 2018

Economic Value of Equity

($’s in thousands)

Change in Rates	$ Amount	$ Change	% Change
+400 basis points	$208,946	$20,003	10.59%
+300 basis points	205,192	16,249	8.60
+200 basis points	201,135	12,191	6.45
+100 basis points	195,666	6,723	3.56
Base Case	188,943	-	-
-100 basis points	179,582	(9,362)	(4.95)

December 31, 2017

Economic Value of Equity

($’s in thousands)

Change in Rates	$ Amount	$ Change	% Change
+400 basis points	$182,859	$27,297	17.55%
+300 basis points	177,619	22,058	14.18
+200 basis points	171,759	16,197	10.41
+100 basis points	164,348	8,786	5.65
Base Case	155,562	-	-
-100 basis points	145,678	(9,884)	(6.35)

Off Balance Sheet Borrowing Arrangements:

Significant additional off balance sheet liquidity is available in the form of FHLB advances and unused federal funds lines from correspondent banks. Management expects the risk of changes in off balance sheet arrangements to be immaterial to earnings.

The Company’s commercial real estate, first mortgage residential, agricultural and multi-family mortgage portfolios in the aggregate amount of $575.5 million have been pledged to meet FHLB collateralization requirements as of June 30, 2018. Based on the current collateralization requirements of the FHLB, the Company had approximately $69.7 million of additional borrowing capacity at June 30, 2018. The Company also had $29.2 million in unpledged securities that may be used to pledge for additional borrowings.

The Company’s contractual obligations as of June 30, 2018 were comprised of long-term debt obligations, other debt obligations, operating lease obligations and other long-term liabilities. Long-term debt obligations are comprised of FHLB Advances of $26.5 million, and Trust Preferred Securities of $10.3 million. Total time deposits at June 30, 2018 were $222.9 million, of which $111.9 million matures beyond one year.

Also, as of June 30, 2018, the Company had commitments to sell mortgage loans totaling $30.3 million. The Company believes that it has adequate resources to fund commitments as they arise and that it can adjust the rate on savings certificates to retain deposits in changing interest rate environments. If the Company requires funds beyond its internal funding capabilities, advances from the FHLB of Cincinnati and other financial institutions are available.

ASSET LIABILITY MANAGEMENT

Asset liability management involves developing, executing and monitoring strategies to maintain appropriate liquidity, maximize net interest income and minimize the impact that significant fluctuations in market interest rates would have on current and future earnings. The business of the Company and the composition of its balance sheet consist of investments in interest-earning assets (primarily loans, mortgage-backed securities, and securities available for sale) which are primarily funded by interest bearing liabilities (deposits and borrowings). With the exception of specific loans that are originated and held for sale, all of the financial instruments of the Company are for other than trading purposes. All of the Company’s transactions are denominated in U.S. dollars with no specific foreign exchange exposure. In addition, the Company has limited exposure to commodity prices related to agricultural loans. The impact of changes in foreign exchange rates and commodity prices on interest rates are assumed to be insignificant. The Company’s financial instruments have varying levels of sensitivity to changes in market interest rates resulting in market risk. Interest rate risk is the Company’s primary market risk exposure; to a lesser extent, liquidity risk also impacts market risk exposure.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Management believes there has been no material change in the Company’s market risk from the information contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2017.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended June 30, 2018, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

In the ordinary course of our business, the Company and its subsidiaries are parties to various legal actions that we believe are incidental to the operation of our business. Although the ultimate outcome and amount of liability, if any, with respect to these legal actions cannot presently be ascertained with certainty, in the opinion of management, based upon information currently available to us, any resulting liability is not likely to have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not Applicable

(b)	Not Applicable

(c)	Repurchases of Common Shares

	Total # of Shares Purchased	Weighted Avg. Price per Share
04/01/18 - 04/30/18	-	$-
05/01/18 - 05/31/18	-	$-
06/01/18 - 06/30/18	2,625	$19.32

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

SB FINANCIAL GROUP, INC.

Date: August 9, 2018	By:	/s/ Mark A. Klein
Mark A. Klein
Chairman, President & CEO

	By:	/s/ Anthony V. Cosentino
Anthony V. Cosentino
Executive Vice President &
Chief Financial Officer

