Form 10-Q
period 2018-09-30
SB FINANCIAL GROUP, INC.
filed 2018-11-08
CIK 767405

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________to_______________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Title of each class	Name of each exchange on which registered
Common Shares, No Par Value	The NASDAQ Stock Market, LLC
6,503,250 Outstanding at November 8, 2018	(NASDAQ Capital Market)

SB FINANCIAL GROUP, INC.

FORM 10-Q

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SB Financial Group, Inc.

Consolidated Balance Sheets

	September 2018	December 2017
($ in thousands)	(unaudited)	(audited)

ASSETS
Cash & due from banks	$45,515	$26,616
Securities available for sale, at fair value	84,114	82,790
Other securities - FRB and FHLB Stock	4,123	3,748
Loans held for sale	6,888	3,940
Loans, net of unearned income	771,698	696,615
Allowance for loan losses	(8,489)	(7,930)
Premises and equipment, net	21,900	21,277
Cash surrender value of life insurance	16,745	16,479
Goodwill & other intangibles	16,404	16,411
Foreclosed assets held for sale, net	105	26
Mortgage servicing rights	11,129	9,907
Accrued interest receivable	2,433	1,825
Other assets	6,615	4,923

Total assets	$979,180	$876,627

LIABILITIES AND EQUITY
Deposits
Non interest bearing demand	$134,747	$135,592
Interest bearing demand	130,897	131,079
Savings	114,213	103,267
Money market	170,190	141,844
Time deposits	239,379	217,818

Total deposits	789,426	729,600

Repurchase agreements	15,539	15,082
Advances from Federal Home Loan Bank	24,500	18,500
Trust preferred securities	10,310	10,310
Accrued interest payable	891	592
Other liabilities	11,405	8,543

Total liabilities	852,071	782,627

Commitments & Contingent Liabilities	-	-

Stockholder’s Equity
Preferred stock, Series A	13,979	13,983
Common stock	40,485	12,569
Additional paid-in capital	15,160	15,405
Retained earnings	61,854	55,439
Accumulated other comprehensive loss	(1,654)	(141)
Treasury stock, at cost	(2,715)	(3,255)

Total stockholder’s equity	127,109	94,000

Total liabilities and stockholder’s equity	$979,180	$876,627

See notes to condensed consolidated financial statements (unaudited)

Note: The balance sheet at December 31, 2017 has been derived from the audited consolidated financial statements at that date

Sb Financial Group, Inc.

Consolidated Statements of Income - (Unaudited)

	Three Months Ended		Nine Months Ended
	September	September	September	September
($ in thousands, except per share data)	2018	2017	2018	2017
Interest income
Loans
Taxable	$9,499	$7,653	$26,607	$21,696
Tax exempt	42	21	99	62
Securities
Taxable	610	532	1,795	1,562
Tax exempt	107	132	339	398
Total interest income	10,258	8,338	28,840	23,718

Interest expense
Deposits	1,472	907	3,538	2,518
Repurchase agreements & other	11	4	27	10
Federal Home Loan Bank advances	140	86	329	235
Trust preferred securities	106	78	293	223
Total interest expense	1,729	1,075	4,187	2,986
Net interest income	8,529	7,263	24,653	20,732
Provision for loan losses	-	-	600	200
Net interest income after provision for loan losses	8,529	7,263	24,053	20,532

Noninterest income
Wealth management fees	705	688	2,155	2,059
Customer service fees	672	674	1,991	1,981
Gain on sale of mortgage loans & OMSR’s	2,066	2,211	5,224	5,524
Mortgage loan servicing fees, net	273	227	991	851
Gain on sale of non-mortgage loans	125	294	935	1,093
Data service fees	-	182	-	559
Net gain on sale of securities	70	119	70	119
Gain/(loss) on sale/disposal of assets	-	8	21	10
Other income	291	458	1,308	929
Total noninterest income	4,202	4,861	12,695	13,125

Noninterest expense
Salaries and employee benefits	5,372	4,844	15,513	13,897
Net occupancy expense	588	566	1,797	1,678
Equipment expense	667	688	2,133	2,012
Data processing fees	489	429	1,345	1,195
Professional fees	393	502	1,316	1,282
Marketing expense	197	180	622	581
Telephone and communications	124	120	374	349
Postage and delivery expense	83	103	221	336
State, local and other taxes	177	198	538	535
Employee expense	243	242	629	570
Other expenses	456	412	1,507	1,037
Total noninterest expense	8,789	8,284	25,995	23,472
Income before income tax expense	3,942	3,840	10,753	10,185
Income tax expense	824	1,117	2,074	3,152
Net income	$3,118	$2,723	$8,679	$7,033
Preferred Stock Dividends	244	244	732	731
Net income available to common shareholders	$2,874	$2,479	$7,947	$6,302
Common share data:
Basic earnings per common share	$0.45	$0.52	$1.30	$1.31
Diluted earnings per common share	$0.39	$0.43	$1.14	$1.11

Average common shares outstanding (in thousands):
Basic:	6,503	4,797	6,106	4,825
Diluted:	8,022	6,326	7,626	6,356

See notes to condensed consolidated financial statements (unaudited)

SB Financial Group, Inc.

Condensed Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2018	2017	2018	2017

Net income	$3,118	$2,723	$8,679	$7,033
Other comprehensive income:
Available for sale investment securities:
Unrealized holding gain (loss) arising in the period	(524)	112	(1,914)	550
Related tax (expense) benefit	110	(38)	401	(187)
Less: Reclassification for gain realized in income	(70)	(119)	(70)	(119)
Related tax expense	15	40	15	40
Net effect on other comprehensive income	(469)	(5)	(1,568)	284

Total comprehensive income	$2,649	$2,718	$7,111	$7,317

See notes to condensed consolidated financial statements (unaudited)

SB Financial Group, Inc.

Condensed Consolidated Statements of Shareholders’ Equity (unaudited)

	Preferred	Common	Additional Paid-in	Retained	Accumulated Other Comprehensive	Treasury
($ in thousands, except per share data)	Stock	Stock	Capital	Earnings	Income	Stock	Total

Balance, January 1, 2018	$13,983	$12,569	$15,405	$55,439	$(141)	$(3,255)	$94,000
Net income				8,679			8,679
Common stock issuance (1,666,666 shares)		27,912					27,912
Conversion of preferred to common	(4)	4					-
Other comprehensive loss					(1,513)		(1,513)
Dividends on common, $0.235 per share				(1,532)			(1,532)
Dividends on preferred, $0.4875 per share				(732)			(732)
Restricted stock vesting			(257)			257	-
Stock options exercised			(200)			392	192
Repurchased stock						(109)	(109)
Stock based compensation expense			212				212

Balance, September 30, 2018	$13,979	$40,485	$15,160	$61,854	$(1,654)	$(2,715)	$127,109

Balance, January 1, 2017	$13,983	$12,569	$15,362	$46,688	$51	$(2,105)	$86,548
Net income				7,033			7,033
Other comprehensive income					284		284
Dividends on common, $0.205 per share				(998)			(998)
Dividends on preferred, $0.4875 per share				(732)			(732)
Restricted stock vesting			(163)			163	-
Stock options exercised			(77)			416	339
Stock buyback						(1,778)	(1,778)
Share based compensation expense			213				213

Balance, September 30, 2017	$13,983	$12,569	$15,335	$51,991	$335	$(3,304)	$90,909

See notes to condensed consolidated financial statements (unaudited)

SB Financial Group, Inc.

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
($ in thousands)	2018	2017
Operating Activities
Net Income	$8,679	$7,033
Items providing/(using) cash
Depreciation and amortization	1,261	1,152
Provision for loan losses	600	200
Expense of share-based compensation plan	212	213
Amortization of premiums and discounts on securities	275	437
Amortization of intangible assets	7	8
Amortization of originated mortgage servicing rights	931	863
Impairment (recovery) of mortgage servicing rights	(8)	40
Proceeds from sale of loans held for sale	200,306	203,999
Originations of loans held for sale	(200,364)	(202,652)
Gain from sale of loans	(6,159)	(6,617)
(Gain)/loss on sale of assets	(21)	47
Changes in
Interest receivable	(608)	368
Other assets	(1,367)	(2,726)
Interest payable and other liabilities	3,161	1,551

Net cash provided by operating activities	6,905	3,916

Investing Activities
Purchases of available-for-sale securities	(16,248)	(25,785)
Proceeds from maturities of available-for-sale securities	10,619	16,234
Proceeds from sales of availabe-for-sale-securities	2,115	14,369
Purchase of FRB stock	(375)	-
Proceeds from bank owned life insurance	-	386
Net change in loans	(75,034)	(30,901)
Purchase of premises and equipment and software	(1,383)	(3,294)
Proceeds from sale of equipment	134	-
Proceeds from sale of foreclosed assets	152	945

Net cash used in investing activities	(80,020)	(28,046)

Financing Activities
Net increase in demand deposits, money market, interest checking and savings accounts	38,265	19,561
Net increase in certificates of deposit	21,561	24,173
Net increase in securities sold under agreements to repurchase	457	811
Proceeds from Federal Home Loan Bank advances	13,000	5,000
Repayment of Federal Home Loan Bank advances	(7,000)	(11,000)
Share repurchase	(109)	(1,778)
Exercise of Stock Options	192	339
Issuance of Common Stock	27,912	-
Dividends on Common Stock	(1,532)	(998)
Dividends on Preferred Stock	(732)	(732)

Net cash provided by financing activities	92,014	35,376

Increase in Cash and Cash Equivalents	18,899	11,246

Cash and Cash Equivalents, Beginning of Year	26,616	17,012

Cash and Cash Equivalents, End of Period	$45,515	$28,258

Supplemental Cash Flows Information

Interest paid	$3,888	$2,783
Income taxes paid	$2,290	$2,863
Transfer of loans to foreclosed assets	$175	$94

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements reflect all adjustments that are, in the opinion of management, necessary to fairly present the financial position, results of operations and cash flows of the Company. Those adjustments consist only of normal recurring adjustments. Results of operations for the nine months ended September 30, 2018, are not necessarily indicative of results for the complete year.

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

ASU No. 2018-02: Income Statement – Reporting Comprehensive Income (Topic 220)

This ASU provides for the reclassification of stranded tax effects in accumulated other comprehensive income (AOCI) an option rather than a requirement; however, disclosure is required if not elected. The reclassification from accumulated other comprehensive income to retained earnings results from the newly elected federal corporate income tax rate resulting from the Tax Cuts and Jobs Acts enacted in December 2017. The Company has adopted this ASU on December 31, 2017 and reclassified approximately $23 thousand into retained earnings.

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

NOTE 2 – EARNINGS PER SHARE

Earnings per share (EPS) have been computed based on the weighted average number of common shares outstanding during the periods presented. There were no anti-dilutive shares in 2018 or 2017. Included in the diluted EPS for September 30, 2018 is the impact of the full conversion of the Company’s depository shares. Based upon the current conversion price of $10.2059, the 1,499,500 outstanding depository shares are convertible into an aggregate of 1,469,247 common shares. The average number of common shares used in the computation of basic and diluted earnings per share were:

	Three Months Ended September 30,
($ and outstanding shares in thousands - except per share data)	2018	2017

Distributed earnings allocated to common shares	$524	$340
Undistributed earnings allocated to common shares	2,346	2,136

Net earnings allocated to common shares	2,870	2,476
Net earnings allocated to participating securities	4	3
Dividends on convertible preferred shares	244	244

Net Income allocated to common shares and participating securities	$3,118	$2,723

Weighted average shares outstanding for basic earnings per share	6,503	4,797
Dilutive effect of stock compensation	58	70
Dilutive effect of convertible shares	1,461	1,459

Weighted average shares outstanding for diluted earnings per share	8,022	6,326

Basic earnings per common share	$0.45	$0.52

Diluted earnings per common share	$0.39	$0.43

	Nine Months Ended September 30,
($ and outstanding shares in thousands - except per share data)	2018	2017

Distributed earnings allocated to common shares	$1,532	$999
Undistributed earnings allocated to common shares	6,404	5,294

Net earnings allocated to common shares	7,936	6,293
Net earnings allocated to participating securities	11	9
Dividends on convertible preferred shares	732	731

Net Income allocated to common shares and participating securities	$8,679	$7,033

Weighted average shares outstanding for basic earnings per share	6,106	4,825
Dilutive effect of stock compensation	63	73
Dilutive effect of convertible shares	1,457	1,458

Weighted average shares outstanding for diluted earnings per share	7,626	6,356

Basic earnings per common share	$1.30	$1.31

Diluted earnings per common share	$1.14	$1.11

Note 3 – Securities

The amortized cost and appropriate fair values, together with gross unrealized gains and losses, of securities at September 30, 2018 and December 31, 2017 were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
($ in thousands)	Cost	Gains	Losses	Fair Value
Available for Sale Securities:
September 30, 2018
U.S. Treasury and Government agencies	$11,897	$5	$(326)	$11,576
Mortgage-backed securities	63,312	34	(1,876)	61,470
State and political subdivisions	10,998	127	(57)	11,068

	$86,207	$166	$(2,259)	$84,114

		Gross	Gross
	Amortized	Unrealized	Unrealized
($ in thousands)	Cost	Gains	Losses	Fair Value
Available for Sale Securities:
December 31, 2017:
U.S. Treasury and Government agencies	$12,715	$62	$(69)	$12,708
Mortgage-backed securities	57,355	97	(690)	56,762
State and political subdivisions	12,829	439	(18)	13,250
Equity securities	70	-	-	70

	$82,969	$598	$(777)	$82,790

The amortized cost and fair value of securities available for sale at September 30, 2018, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale
	Amortized	Fair
($ in thousands)	Cost	Value

Within one year	$2,118	$2,135
Due after one year through five years	7,516	7,444
Due after five years through ten years	9,692	9,486
Due after ten years	3,569	3,579
	22,895	22,644

Mortgage-backed securities	63,312	61,470

Totals	$86,207	$84,114

The fair value of securities pledged as collateral, to secure public deposits and for other purposes, was $44.0 million at September 30, 2018 and $38.9 million at December 31, 2017. The fair value of securities delivered for repurchase agreements was $18.7 million at September 30, 2018 and $19.1 million at December 31, 2017.

For the nine months ended September 30, 2018, there were gross gains of $0.07 million resulting from sales of available-for-sale securities, which was a reclassification from accumulated other comprehensive income (OCI) and was included in the net gain on sale of securities. The related $0.02 million in tax expense was a reclassification from OCI and was included in the income tax expense line item in the income statement. For the nine months ended September 30, 2017, there were gross gains of $0.12 million resulting from sales of available-for-sale securities, which was a reclassification from accumulated other comprehensive income (OCI) and was included in the net gain on sale of securities. The related $0.04 million in tax expense was a reclassification from OCI and was included in the income tax expense line item in the income statement.

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments was $74.4 million at September 30, 2018, and $59.3 million at December 31, 2017, which was approximately 88 and 72 percent, respectively, of the Company’s available-for-sale investment portfolio at such dates. Based on evaluation of available evidence, including recent changes in market interest rates, credit rating information and information obtained from regulatory filings, management believes the declines in fair value for these securities are temporary. Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.

Securities with unrealized losses, aggregated by investment class and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2018 and December 31, 2017 are as follows:

	Less than 12 Months		12 Months or Longer		Total
($ in thousands) September 30, 2018	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities:
U.S. Treasury and Government agencies	$7,409	$(224)	$3,660	$(103)	$11,069	$(327)
Mortgage-backed securities	31,685	(701)	28,312	(1,174)	59,997	(1,875)
State and Political subdivisions	2,942	(32)	440	(25)	3,382	(57)

	$42,036	$(957)	$32,412	$(1,302)	$74,448	$(2,259)

	Less than 12 Months		12 Months or Longer		Total
($ in thousands) December 31, 2017	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities:
U.S. Treasury and Government agencies	$5,675	$(27)	$2,559	$(42)	$8,234	$(69)
Mortgage-backed securities	35,205	(319)	14,673	(371)	49,878	(690)
State and political subdivisions	905	(4)	326	(14)	1,231	(18)

	$41,785	$(350)	$17,558	$(427)	$59,343	$(777)

The total potential unrealized loss as of September 30, 2018 in the securities portfolio was $2.3 million, compared to a $0.78 million unrealized loss at December 31, 2017. Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concern warrants such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent of the Company to not sell the investment and whether it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost. Management has determined there is no other-than-temporary-impairment on these securities.

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

Categories of loans at September 30, 2018 and December 31, 2017 include:

	Total Loans		Non-Accrual Loans
($ in thousands)	September 2018	December 2017	September 2018	December 2017

Commercial & Industrial	$119,242	$101,554	360	121
Commercial RE & Construction	356,563	332,154	228	1,322
Agricultural & Farmland	52,814	51,947	-	-
Residential Real Estate	178,033	150,854	1,541	1,123
Consumer & Other	64,478	59,619	252	138

Total Loans	$771,130	$696,128	$2,381	$2,704

Net deferred costs	$568	$487

Total Loans, net deferred costs	$771,698	$696,615

Allowance for loan losses	$(8,489)	$(7,930)

The following tables present the activity in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of September 30, 2018, December 31, 2017 and September 30, 2017.

	Commercial	Commercial RE	Agricultural	Residential	Consumer
($ in thousands)	& Industrial	& Construction	& Farmland	Real Estate	& Other	Total

ALLOWANCE FOR LOAN AND LEASE LOSSES
For the Three Months Ended - September 30, 2018

Beginning balance	$1,061	$3,720	$488	$2,550	$675	$8,494
Charge Offs	-	-	-	-	(11)	$(11)
Recoveries	-	-	-	-	6	6
Provision	13	5	(9)	(39)	30	-
Ending Balance	$1,074	$3,725	$479	$2,511	$700	$8,489

For the Nine Months Ended -September 30, 2018

Beginning balance	$823	$3,779	$505	$2,129	$694	$7,930
Charge Offs	-	(36)	-	(26)	(23)	$(85)
Recoveries	-	29	-	2	13	44
Provision	251	(47)	(26)	406	16	600
Ending Balance	$1,074	$3,725	$479	$2,511	$700	$8,489

	Commercial	Commercial RE	Agricultural	Residential	Consumer
($ in thousands)	& Industrial	& Construction	& Farmland	Real Estate	& Other	Total
Loans Receivable at September 30, 2018
Allowance:
Ending balance:
individually evaluated for impairment	$-	$-	$-	$77	$4	$81
Ending balance:
collectively evaluated for impairment	$1,074	$3,725	$479	$2,434	$696	$8,408
Loans:
Ending balance:
individually evaluated for impairment	$329	$287	$-	$1,889	$177	$2,682
Ending balance:
collectively evaluated for impairment	$118,913	$356,276	$52,814	$176,144	$64,301	$768,448

	Commercial	Commercial RE	Agricultural	Residential	Consumer
($ in thousands)	& Industrial	& Construction	& Farmland	Real Estate	& Other	Total
Loans Receivable at December 31, 2017
Allowance:
Ending balance:
individually evaluated for impairment	$-	$146	$-	$178	$5	$329
Ending balance:
collectively evaluated for impairment	$823	$3,633	$505	$1,951	$689	$7,601
Loans:
Ending balance:
individually evaluated for impairment	$-	$1,385	$-	$1,830	$197	$3,412
Ending balance:
collectively evaluated for impairment	$101,554	$330,769	$51,947	$149,024	$59,422	$692,716

	Commercial	Commercial RE	Agricultural	Residential	Consumer
($ in thousands)	& Industrial	& Construction	& Farmland	Real Estate	& Other	Total

ALLOWANCE FOR LOAN AND LEASE LOSSES
For the Three Months Ended - September 30, 2017

Beginning balance	$995	$3,452	$512	$1,988	$878	$7,825
Charge Offs	-	(26)	-	(20)	(29)	$(75)
Recoveries	-	-	1	2	7	10
Provision	(138)	195	(17)	44	(84)	-
Ending Balance	$857	$3,621	$496	$2,014	$772	$7,760

	Commercial	Commercial RE	Agricultural	Residential	Consumer
($ in thousands)	& Industrial	& Construction	& Farmland	Real Estate	& Other	Total

ALLOWANCE FOR LOAN AND LEASE LOSSES
For the Nine Months Ended - September 30, 2017

Beginning balance	$1,204	$3,321	$347	$1,963	$890	$7,725
Charge Offs	(50)	(26)	-	(42)	(77)	$(195)
Recoveries	6	2	3	6	13	30
Provision	(303)	324	146	87	(54)	200
Ending Balance	$857	$3,621	$496	$2,014	$772	$7,760

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

The following tables present the credit risk profile of the Company’s loan portfolio based on rating category and payment activity as of September 30, 2018 and December 31, 2017.

September 30, 2018	Commercial	Commercial RE	Agricultural	Residential	Consumer
($ in thousands)	& Industrial	& Construction	& Farmland	Real Estate	& Other	Total

1-2	$-	$-	$-	$-	$-	$-
3	17,929	99,297	7,564	134,491	62,095	321,376
4	97,591	255,261	44,747	41,564	1,982	441,145
Total Pass (1 - 4)	115,520	354,558	52,311	176,055	64,077	762,521

Special Mention (5)	737	1,056	503	-	62	2,358
Substandard (6)	2,625	683	-	1,978	339	5,625
Doubtful (7)	360	266	-	-	-	626
Loss (8)	-	-	-	-	-	-
Total Loans	$119,242	$356,563	$52,814	$178,033	$64,478	$771,130

December 31, 2017	Commercial	Commercial RE	Agricultural	Residential	Consumer
($ in thousands)	& Industrial	& Construction	& Farmland	Real Estate	& Other	Total

1-2	$96	$13	$-	$832	$1	$942
3	19,883	93,222	8,080	114,130	57,204	292,519
4	80,448	236,217	43,735	34,271	2,151	396,822
Total Pass (1 - 4)	100,427	329,452	51,815	149,233	59,356	690,283

Special Mention (5)	512	1,100	132	-	66	1,810
Substandard (6)	7	580	-	1,583	197	2,367
Doubtful (7)	608	1,022	-	38	-	1,668
Loss (8)	-	-	-	-	-	-
Total Loans	$101,554	$332,154	$51,947	$150,854	$59,619	$696,128

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

The following tables present the Company’s loan portfolio aging analysis as of September 30, 2018 and December 31, 2017.

Loan Portfolio Aging Analysis

As of September 30, 2018 and December 31, 2017

($ in thousands)	30-59 Days	60-89 Days	Greater Than	Total Past		Total Loans
September 30, 2018	Past Due	Past Due	90 Days	Due	Current	Receivable

Commercial & Industrial	$-	$125	$329	$454	$118,788	$119,242
Commercial RE & Construction	75	-	7	82	356,481	356,563
Agricultural & Farmland	-	-	-	-	52,814	52,814
Residential Real Estate	215	310	471	996	177,037	178,033
Consumer & Other	146	46	141	333	64,145	64,478
Total Loans	$436	$481	$948	$1,865	$769,265	$771,130

($ in thousands)	30-59 Days	60-89 Days	Greater Than	Total Past		Total Loans
December 31, 2017	Past Due	Past Due	90 Days	Due	Current	Receivable

Commercial & Industrial	$85	$-	$88	$173	$101,381	$101,554
Commercial RE & Construction	110	-	1,086	1,196	330,958	332,154
Agricultural & Farmland	-	-	-	-	51,947	51,947
Residential Real Estate	484	379	433	1,296	149,558	150,854
Consumer & Other	182	21	103	306	59,313	59,619
Total Loans	$861	$400	$1,710	$2,971	$693,157	$696,128

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

The following tables present impaired loan information as of and for the three and nine months ended September 30, 2018 and 2017, and for the twelve months ended December 31, 2017:

Nine Months Ended September 30, 2018	Recorded	Unpaid Principal	Related	Average Recorded	Interest Income
($ in thousands)	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Commercial & Industrial	$329	$329	$-	$777	$19
Commercial RE & Construction	287	287	-	336	17
Agricultural & Farmland	-	-	-	-	-
Residential Real Estate	1,021	1,064	-	1,745	57
Consumer & Other	97	97	-	106	5
With a specific allowance recorded:
Commercial & Industrial	-	-	-	-	-
Commercial RE & Construction	-	-	-	-	-
Agricultural & Farmland	-	-	-	-	-
Residential Real Estate	868	894	77	428	15
Consumer & Other	80	80	4	92	4
Totals:
Commercial & Industrial	329	329	-	777	19
Commercial RE & Construction	287	287	-	336	17
Agricultural & Farmland	-	-	-	-	-
Residential Real Estate	1,889	1,958	77	2,173	72
Consumer & Other	$177	$177	$4	$198	$9

Three Months Ended September 30, 2018	Average Recorded	Interest Income
($ in thousands)	Investment	Recognized
With no related allowance recorded:
Commercial & Industrial	$763	$(9)
Commercial RE & Construction	336	5
Agricultural & Farmland	-	-
Residential Real Estate	1,733	16
Consumer & Other	102	2
With a specific allowance recorded:
Commercial & Industrial	-	-
Commercial RE & Construction	-	-
Agricultural & Farmland	-	-
Residential Real Estate	424	5
Consumer & Other	90	1
Totals:
Commercial & Industrial	763	(9)
Commercial RE & Construction	336	5
Agricultural & Farmland	-	-
Residential Real Estate	2,157	21
Consumer & Other	$192	$3

Twelve Months Ended December 31, 2017	Recorded	Unpaid Principal	Related	Average Recorded	Interest Income
($ in thousands)	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Commercial & Industrial	$-	$-	$-	$-	$-
Commercial RE & Construction	696	722	-	756	34
Agricultural & Farmland	-	-	-	-	-
Residential Real Estate	752	795	-	1,460	67
Consumer & Other	110	110	-	128	9
With a specific allowance recorded:
Commercial & Industrial	-	-	-	-	-
Commercial RE & Construction	689	689	146	713	-
Agricultural & Farmland	-	-	-	-	-
Residential Real Estate	1,078	1,097	178	628	25
Consumer & Other	87	87	5	91	5
Totals:
Commercial & Industrial	-	-	-	-	-
Commercial RE & Construction	1,385	1,411	146	1,469	34
Agricultural & Farmland	-	-	-	-	-
Residential Real Estate	1,830	1,892	178	2,088	92
Consumer & Other	$197	$197	$5	$219	$14

	Nine Months Ended		Three Months Ended
September 30, 2017	Average Recorded	Unpaid Principal	Average Recorded	Interest Income
($ in thousands)	Investment	Balance	Investment	Recognized
With no related allowance recorded:
Commercial & Industrial	$-	$-	$-	$-
Commercial RE & Construction	757	29	754	7
Agricultural & Farmland	-	-	-	-
Residential Real Estate	539	20	535	5
Consumer & Other	130	7	126	2
With a specific allowance recorded:
Commercial & Industrial	-	-	-	-
Commercial RE & Construction	721	(2)	689	-
Agricultural & Farmland	-	-	-	-
Residential Real Estate	631	20	625	7
Consumer & Other	95	4	92	1
Totals:
Commercial & Industrial	$-	$-	$-	$-
Commercial RE & Construction	$1,478	$27	$1,443	$7
Agricultural & Farmland	$-	$-	$-	$-
Residential Real Estate	$1,170	$40	$1,160	$12
Consumer & Other	$225	$11	$218	$3

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

During the three and nine months ended September 30, 2018 and 2017, the Company had no new TDR activity.

The Company had one TDR, a consumer loan with a recorded balance of $8,000 that during the last 12-month period defaulted on its new contractual agreement.

NOTE 5 – MORTGAGE SERVICING RIGHTS

Mortgage loans serviced for others are not included in the accompanying balance sheets. The unpaid principal balance of mortgage loans serviced for others approximated $1.07 billion at September 30, 2018 and $0.99 billion at December 31, 2017. Contractually specified servicing fees of approximately, $1.9 million and $1.8 million were included in mortgage loan servicing fees in the income statement for the periods ending September 30, 2018 and 2017, respectively.

The following table summarizes mortgage servicing rights capitalized and related amortization, along with activity in the related valuation allowance:

($ in thousands)	2018	2017

Carrying amount, January 1	$9,907	$8,422
Mortgage servicing rights capitalized during the year	2,288	2,042
Mortgage servicing rights amortization during the year	(931)	(864)
Net change in valuation allowance	8	(40)
Carrying amount, September 30	$11,272	$9,560

Valuation allowance:
January 1	$151	$228
Increase/(reduction)	(8)	40

September 30	$143	$268

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

Non-designated Hedges

The Company does not use derivatives for trading or speculative purposes. Derivatives not designated as hedges are not speculative and result from a service the Company provides to certain customers. The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. Those interest rate swaps are simultaneously offset by interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. As of September 30, 2018 and December 31, 2017, the notional amount of customer-facing swaps was approximately $50.7 million and $39.3 million, respectively. The same amounts were offset with third party counterparties, as described above.

The Company has minimum collateral posting thresholds with its derivative counterparties. As of September 30, 2018 and December 31, 2017, the Company had no posted cash as collateral with correspondents. At September 30, 2018, the Company held cash from counterparties as collateral in the amount of $1.3 million.

The table below presents the fair value of the Company’s derivative financial instruments, as well as their classification on the balance sheet, as of September 30, 2018 and December 31, 2017.

	Asset Derivatives		Liability Derivatives
	September 30, 2018		September 30, 2018
	Balance Sheet	Fair	Balance Sheet	Fair
($ in thousands)	Location	Value	Location	Value
Derivatives not designated as hedging instruments:
Interest rate contracts	Other Assets	$1,455	Other Liabilities	$1,455

	Asset Derivatives		Liability Derivatives
	December 31, 2017		December 31, 2017
	Balance Sheet	Fair	Balance Sheet	Fair
($ in thousands)	Location	Value	Location	Value
Derivatives not designated as hedging instruments:
Interest rate contracts	Other Assets	$698	Other Liabilities	$698

The Company’s derivative financial instruments had no net effect on the income statements for the three and nine months ended September 30, 2018 and 2017.

Securities Sold Under Repurchase Agreements

State Bank has retail repurchase agreements to facilitate cash management transactions with commercial customers. These obligations are secured by agency and mortgage-backed securities and such collateral is held by the Federal Home Loan Bank. The agreements mature within one month. These repurchase agreements are secured by agency and mortgage-backed securities with a fair value of $18.7 million. These securities have various maturity dates beyond 2018.

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

The following table presents the fair value measurements of assets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2018 and December 31, 2017.

Fair Value Measurements Using:

($ in thousands) Available for Sale Securities:	September 30, 2018	(Level 1)	(Level 2)	(Level 3)

U.S. Treasury and Government Agencies	$11,576	$-	$11,576	$-
Mortgage-backed securities	61,470	-	61,470	-
State and political subdivisions	11,068	-	11,068	-
Interest rate contracts - assets	1,455	-	1,455	-
Interest rate contracts - liabilities	(1,455)	-	(1,455)	-

Fair Value Measurements Using:

($ in thousands) Available for Sale Securities:	December 31, 2017	(Level 1)	(Level 2)	(Level 3)

U.S. Treasury and Government Agencies	$12,708	$-	$12,708	$-
Mortgage-backed securities	56,762	-	56,762	-
State and political subdivisions	13,250	-	13,250	-
Equity securities	70	-	70	-
Interest rate contracts - assets	698	-	698	-
Interest rate contracts - liabilities	(698)	-	(698)	-

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

Collateral-dependent Impaired Loans, NET of ALLL

Loans for which it is probable the Company will not collect all principal and interest due according to contractual terms are measured for impairment. The estimated fair value of collateral-dependent impaired loans is based on the appraised value of the collateral, less estimated cost to sell. Collateral-dependent impaired loans are classified within Level 3 of the fair value hierarchy. This method requires obtaining an independent appraisal of the collateral, which is reviewed for accuracy and consistency by Credit Administration. These appraisers are selected from the list of approved appraisers maintained by management. The appraised values are reduced by applying a discount factor to the value based on the Company’s loan review policy. All impaired loans held by the Company were collateral dependent at September 30, 2018 and December 31, 2017.

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

($ in thousands) Description	Fair Values at September 30, 2018	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$428	$-	$-	$428
Mortgage Servicing Rights	2,707	-	-	2,707

($ in thousands) Description	Fair Values at December 31, 2017	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$982	$-	$-	$982
Mortgage Servicing Rights	1,490	-	-	1,490

Level 1 - Quoted Prices in Active Markets for Identical Assets

Level 2 - Significant Other Observable Inputs

Level 3 - Significant Unobservable Inputs

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements.

	Fair Values at			Weighted
($ in thousands)	September 30, 2018	Valuation Technique	Unobservable Inputs	Ave Range

Collateral-dependent impaired loans	$428	Market comparable properties	Comparability adjustments (%)	20%
Mortgage servicing rights	2,707	Discounted cash flow	Discount Rate	10.42%
			Constant prepayment rate	6.59%
			P&I earnings credit	2.23%
			T&I earnings credit	2.94%
			Inflation for cost of servicing	1.50%

	Fair Value at
($ in thousands)	December 31, 2017	Valuation Technique	Unobservable Inputs	Range

Collateral-dependent impaired loans	$982	Market comparable properties	Comparability adjustments (%)	Not available
Mortgage servicing rights	1,490	Discounted cash flow	Discount Rate	9.65%
			Constant prepayment rate	7.51%
			P&I earnings credit	1.56%
			T&I earnings credit	2.13%
			Inflation for cost of servicing	1.50%

There were no changes in the inputs or methodologies used to determine fair value at September 30, 2018 as compared to December 31, 2017.

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

Loans

The estimated fair value for loans receivable is based on estimates of the rate State Bank would charge for similar loans at September 30, 2018 and December 31, 2017, applied for the time period until the loans are assumed to re-price or be paid.

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

Deposits, FHLB advances & Repurchase agreements

Deposits include demand deposits, savings accounts, NOW accounts and certain money market deposits. The carrying amount approximates the fair value. The estimated fair value for fixed-maturity time deposits, as well as borrowings, is based on estimates of the rate State Bank could pay on similar instruments with similar terms and maturities at September 30, 2018 and December 31, 2017.

Loan Commitments

The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. The estimated fair values for other financial instruments and off-balance-sheet loan commitments approximate cost at September 30, 2018 and December 31, 2017 and are not considered significant to this presentation.

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

	September 30, 2018
	Carrying	Fair Value Measurements Using
($ in thousands)	Amount	(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and cash equivalents	$45,515	$45,515	$-	$-
Loans held for sale	6,888	-	6,952	-
Loans, net of allowance for loan losses	763,209	-	-	750,037
Federal Reserve and FHLB Bank stock	4,123	-	4,123	-
Accrued interest receivable	2,433	-	2,433	-

Financial liabilities
Deposits	$789,426	$550,127	$237,191	$-
Repurchase agreements	15,539	-	15,539	-
FHLB advances	24,500	-	24,220	-
Trust preferred securities	10,310	-	10,511	-
Accrued interest payable	891	-	891	-

	December 31, 2017
	Carrying	Fair Value Measurements Using
($ in thousands)	Amount	(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and due from banks	$26,616	$26,616	$-	$-
Loans held for sale	3,940	-	4,041	-
Loans, net of allowance for loan losses	688,685	-	-	686,940
Federal Reserve and FHLB Bank stock, at cost	3,748	-	3,748	-
Accrued interest receivable	1,825	-	1,825	-

Financial liabilities
Deposits	$729,600	$511,782	$220,823	$-
Repurchase agreements	15,082	-	15,082	-
FHLB advances	18,500	-	18,385	-
Trust preferred securities	10,310	-	9,673	-
Accrued interest payable	592	-	592	-

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

Option awards are granted with an exercise price equal to the market price of the Company’s shares at the date of grant and those option awards vest based on 5 years of continuous service and have 10-year contractual terms. The fair value of each option award was estimated on the date of grant using the Black-Scholes valuation model. No options were granted in the first nine months of 2018.

A summary of incentive option activity under the Company’s plans as of September 30, 2018 and changes during the period then ended, is presented below:

($ in thousands - except per share data)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Term	Aggregate Intrinsic Value
Outstanding,
December 31, 2017	92,500	$6.97
Granted	-	-
Exercised	(28,500)	6.92
Forfeited	-	-
Expired	-	-

Outstanding, September 30, 2018	64,000	$6.99	1.36	$855

Exercisable, September 30, 2018	64,000	$6.99	1.36	$855

During 2018, the 28,500 option shares exercised had a total intrinsic value of $0.35 million and the cash received from these exercised options was $0.2 million. The tax benefit from these transactions was immaterial. As of September 30, 2018, there was no unrecognized compensation cost related to incentive option share-based compensation arrangements granted under the 2008 Plan.

On February 5, 2013, the Company adopted a Long Term Incentive (LTI) Plan. The Plan awards restricted stock in the Company to certain key executives under the 2008 Plan. These restricted stock awards vest over a four-year period and are intended to assist the Company in retention of key executives. During 2017, the Company met certain performance targets and restricted stock awards were approved and issued in February of 2018. The compensation cost charged against income for the Long Term Incentive (LTI) Plan was $0.2 million, with a total income tax benefit recognized in the income statement of $0.04 million.

As of September 30, 2018, there was $0.59 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements related to the restricted stock awards under the 2008 Plan which were granted in accordance with the Long Term Incentive (LTI) plan. That cost is expected to be recognized over a weighted-average period of 2.7 years.

A summary of restricted stock activity under the Company’s plans as of September 30, 2018 and changes during the period then ended, is presented below:

	Shares	Weighted-Average Value per Share

Nonvested, December 31, 2017	52,258	$14.91

Granted	16,268	17.66
Vested	(21,632)	13.95
Forfeited	-	-

Nonvested, September 30, 2018	46,894	$16.31

In April 2017, the Company’s shareholders approved a new equity-based incentive compensation plan, the 2017 Stock Incentive Plan (the “2017). The 2017 Plan permits the company to grant stock options, restricted stock and other equity-based awards and cash-based awards to employees and directors of the Company and its subsidiaries. A total of 500,000 common shares of the Company are available for grants of awards under the 2017 Plan. As of September 30, 2018, 16,268 shares had been granted under the 2017 Plan.

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

Three Months Ended September 30, 2018 compared to Three Months Ended September 30, 2017

Net Income: Net income for the third quarter of 2018 was $3.1 million compared to net income of $2.7 million for the third quarter of 2017, an increase of 14.5 percent. Earnings per diluted share (EPS) of $0.39 were down 9.3 percent from the $0.43 for the third quarter of 2017. The lower EPS figure was the result of 1.7 million additional shares in February of 2018.

Provision for Loan Losses: There was no provision during the quarter ended September 30, 2018, which was the same as the prior year quarter. Net charge offs for the quarter were $0.01 million compared to net charge offs of $0.065 million for the year-ago quarter. Total delinquent loans ended the quarter at $1.9 million, which is down $0.53 million from the prior year or 0.24 percent of outstanding loans.

Asset Quality Review – For the Period Ended ($’s in Thousands)	Sep. 30, 2018	Sep. 30, 2017
Net charge-offs	$6	$65
Nonaccruing loans	2,381	2,381
Accruing Trouble Debt Restructures	940	1,258
Nonaccruing and restructured loans	3,321	3,639
OREO / OAO	105	94
Nonperforming assets	3,426	3,733
Nonperforming assets/Total assets	0.35%	0.43%
Allowance for loan losses/Total loans	1.10%	1.15%
Allowance for loan losses/Nonperforming loans	255.6%	213.3%

Consolidated Revenue: Total revenue, consisting of net interest income and noninterest income, was $12.7 million for the third quarter of 2018, an increase of $0.6 million, or 5.0 percent, from the $12.1 million generated during the 2017 third quarter.

Net interest income was $8.5 million, which is up $1.2 million from the prior year third quarter’s $7.3 million. The Company’s earning assets increased $92.8 million, coupled with a 43 basis point increase in the yield on earning assets. The net interest margin for the third quarter of 2018 was 3.95 percent compared to 3.76 percent for the third quarter of 2017. Funding costs for interest bearing liabilities for the third quarter of 2018 were 1.00 percent compared to 0.68 percent for the prior year third quarter.

Noninterest income was $4.2 million for the 2018 third quarter, which is down $0.7 million from the prior year third quarter’s $4.9 million. In addition to the mortgage revenue detailed below, gains from the sale of non-mortgage loans was $0.1 million, down $0.2 million from the same period in 2017. Noninterest income as a percentage of average assets for the third quarter of 2018 was 1.75 percent compared to 2.27 percent for the prior year third quarter.

State Bank originated $95.3 million of mortgage loans during the third quarter of 2018, of which $80.6 million of loans were sold with the remainder of loans held for investment. This compares to $89.2 million of loans originated during for the third quarter of 2017, of which $76.9 million of loans were sold with the remainder in loans held for investment. These third quarter 2018 originations and subsequent sales resulted in $2.1 million of gains, down 6.5 percent from $2.2 million of gains for the third quarter of 2017. Net mortgage banking revenue was $2.3 million for the third quarter of 2018 compared to $2.4 million for the third quarter of 2017 due to higher OMSR impairment and lower sale gains. The 2018 third quarter included a $0.06 million valuation impairment on our mortgage servicing rights, due to increased prepayment speeds in the portfolio.

Consolidated Noninterest Expense: Noninterest expense for the third quarter of 2018 was $8.8 million, which is up $0.5 million compared to $8.3 million in the prior-year third quarter. The increase was all due to staffing growth in mortgage, SBA and support areas.

Income Taxes: Income taxes for the third quarter of 2018 were $0.8 million (effective rate 20.9 percent) compared to $1.1 million (effective rate 29.1 percent) for the third quarter of 2017. This decrease in the effective tax rate was the result of the Tax and Jobs Act enacted in December 2017.

Nine Months Ended September 30, 2018 compared to Nine Months Ended September 30, 2017

Net Income: Net income for the first nine months of 2018 was $8.7 million compared to net income of $7.0 million for the first nine months of 2017, an increase of 23.4 percent. Earnings per diluted share (EPS) for the period of $1.14 were up 2.7 percent from the $1.11 for the prior year nine-month period. EPS growth was impacted due to the issuance of 1.7 million shares in February 2018.

Provision for Loan Losses: The provision for loan losses for the first nine-months of 2018 was $0.6 million compared to $0.2 million for the prior year first nine months. Net charge-offs for the period were $0.04 million compared to net charge-offs of $0.17 million for the prior year nine-month period.

Consolidated Revenue: Total revenue, consisting of net interest income and noninterest income, was $37.3 million for the first nine months of 2018, an increase of $3.5 million, or 10.3 percent, from the $33.9 million generated during the 2017 first nine months.

Net interest income was $24.7 million, which is up $4.0 million from net interest income of $20.7 million for the prior year first nine months. The Company’s earning assets increased $81.1 million, and had a 41 basis point increase in the yield on earning assets for the first nine months of 2018. The net interest margin for the first nine months of 2018 was 3.94 percent compared to 3.67 percent for the first nine months of 2017. Funding cost for interest bearing liabilities for the first nine months of 2018 were 0.84 percent compared to 0.64 percent for the prior year first nine months.

Noninterest income was $12.7 million for the 2018 first nine months, which is down $0.4 million from noninterest income of $13.1 million for the prior year first nine months. In addition to the mortgage revenue detailed below, gains from the sale of non-mortgage loans was $0.9 million, compared to $1.1 million for the same period in 2017.

State Bank originated $263.2 million of mortgage loans during the first nine months of 2018, of which $200.3 million of loans were sold with the remainder of loans held for investment. These levels were up 8.0 percent but down 3.4 percent respectively as compared to the prior year first nine months. The 2018 first nine months had a slight negative valuation impairment ($0.01 million) on our mortgage servicing rights compared to a $0.04 million negative valuation impairment in the prior year nine-month period.

Consolidated Noninterest Expense: Noninterest expense for the first nine months of 2018 was $26.0 million, which is up $1.5 million compared to $23.5 million in the prior-year first nine months. The increase in noninterest expenses compared to the prior year was solely due to increased staffing, primarily in our mortgage, SBA, wealth management and support divisions.

Income Taxes: Income taxes for the first nine months of 2018 were $2.1 million (effective rate 19.3 percent) compared to $3.2 million (effective rate 30.9 percent) for the first nine months of 2017. This decrease in the effective tax rate was the result of the Tax and Jobs Act enacted in December 2017.

Changes in Financial Condition

Total assets at September 30, 2018 were $979.2 million, an increase of $102.6 million or 11.7 percent since 2017 year end. Total loans, net of unearned income, were $771.7 million as of September 30, 2018, up $75.1 million from year end, an increase of 10.8 percent.

Total deposits at September 30, 2018 were $789.4 million, an increase of $59.8 million or 8.2 percent since 2017 year end. Borrowed funds (consisting of FHLB advances, and REPOs) totaled $40.0 million at September 30, 2018. This is up from year-end when borrowed funds totaled $33.6 million due to an increase in FHLB advances of $6.0 million. Total equity for the Company of $127.1 million now stands at 13.0 percent of total assets, which is up from the December 31, 2017 level of $94.0 million. Equity balances were higher due to the common capital raise completed by the Company in the first quarter of 2018 as detailed in Note 9.

The allowance for loan loss of $8.5 million is up from the 2017 year end by $0.6 million. This increase combined with the loan growth results in an allowance to loans of 1.10 percent. The 1.10 percent level is considered appropriate by management given the risk profile of the portfolio. The allowance to loan loss level at September 30, 2017 was 1.15 percent. The decline from the prior year was the result of higher loan growth and lower provision expenses due to improved asset quality.

Capital Resources

As of September 30, 2018, based on the computations in its call report the State Bank is classified as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the State Bank must maintain capital ratios as set forth in the table below. There are no conditions or events since September 30, 2018 that management believes have changed the State Bank’s capital classification.

State Bank’s actual capital levels and ratios as of September 30, 2018 and December 31, 2017 are presented in the following table. Capital levels are presented for State Bank only as the Company is now exempt from quarterly reporting on capital levels at the holding company level ($’s in thousands):

					To Be Well Capitalized
			For Capital Adequacy		Under Prompt Corrective
	Actual		Purposes		Action Procedures
($ in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2018
Tier I Capital to average assets	$106,575	11.26%	$37,865	4.0%	$47,332	5.0%
Tier I Common equity capital to
risk-weighted assets	106,575	12.16%	39,435	4.5%	56,962	6.5%

Tier I Capital to risk-weighted assets	106,575	12.16%	52,580	6.0%	70,107	8.0%
Total Risk-based capital to
risk-weighted assets	115,064	13.13%	70,107	8.0%	87,633	10.0%

As of December 31, 2017
Tier I Capital to average assets	$83,807	9.72%	$34,477	4.0%	$43,097	5.0%
Tier I Common equity capital to
risk-weighted assets	83,807	10.54%	35,786	4.5%	51,691	6.5%

Tier I Capital to risk-weighted assets	83,807	10.54%	47,715	6.0%	63,620	8.0%
Total Risk-based capital to
risk-weighted assets	91,737	11.54%	63,620	8.0%	79,524	10.0%

Effective January 1, 2015, new regulatory capital requirements commonly referred to as “Basel III” were implemented and are reflected in the September 30, 2018 capital table above. Management opted out of the accumulated other comprehensive income treatment under the new requirements and as such, unrealized gains and losses from available for sale securities will continue to be excluded from State Banks regulatory capital.losses from available-for-sale securities will continue to be excluded from State Bank regulatory capital.

LIQUIDITY

Liquidity relates primarily to the Company’s ability to fund loan demand, meet deposit customers’ withdrawal requirements and provide for operating expenses. Assets used to satisfy these needs consist of cash and due from banks, federal funds sold, interest-earning deposits in other financial institutions, securities available-for-sale and loans held for sale. These assets are commonly referred to as liquid assets. Liquid assets were $136.5 million at September 30, 2018, compared to $113.3 million at December 31, 2017.

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

The Company’s commercial real estate, first mortgage residential, agricultural and multi-family mortgage portfolio of $587.4 million at September 30, 2018 and $535.0 million at December 31, 2017, which can and has been used to collateralize borrowings, is an additional source of liquidity. Management believes the Company’s current liquidity level, without these borrowings, is sufficient to meet its liquidity needs. At September 30, 2018, all eligible commercial real estate, first mortgage residential and multi-family mortgage loans were pledged under an FHLB blanket lien.

The cash flow statements for the periods presented provide an indication of the Company’s sources and uses of cash, as well as an indication of the ability of the Company to maintain an adequate level of liquidity. A discussion of the cash flow statements for the nine months ended September 30, 2018 and 2017 follows.

The Company experienced positive cash flows from operating activities for the nine months ended September 30, 2018 and September 30, 2017. Net cash provided by operating activities was $6.9 million for the nine months ended September 30, 2018 and $3.9 million was provided for the nine months ended September 30, 2017. Highlights for the current year include $200.3 million in proceeds from the sale of loans, which is down $3.7 million from the prior year. Originations of loans held for sale was a use of cash of $200.3 million, which is also down from the prior year, by $2.4 million. For the nine months ended September 30, 2018, there was a gain on sale of loans of $6.2 million, and depreciation and amortization of $1.3 million.

The Company experienced negative cash flows from investing activities for the nine months ended September 30, 2018 and September 30, 2017. Net cash flows used in investing activities was $80.0 million for the nine months ended September 30, 2018 and $28.0 million for the nine months ended September 30, 2017. Highlights for the nine months ended September 30, 2018 include $16.2 million in purchases of available-for-sale securities. These cash payments were mostly offset by $12.7 million in proceeds from maturities and sales of securities, which is down $17.9 million from the prior year nine-month period. The Company experienced a $75.0 million increase in loans, which is up $44.1 million from the prior year nine-month period.

The Company experienced positive cash flows from financing activities for the nine months ended September 30, 2018 and September 30, 2017. Net cash flow provided by financing activities was $92.0 million for the nine months ended September 30, 2018 and $35.4 million for the nine months ended September 30, 2017. Highlights for the current period include a $38.3 million increase in transaction deposits for the nine months ended September 30, 2018, which is up from the $19.6 million increase for the prior year nine-month period. Certificates of deposit increased by $21.6 million in the current year compared to an increase of $24.2 million for the prior year.

ALCO uses an economic value of equity (“EVE”) analysis to measure risk in the balance sheet incorporating all cash flows over the estimated remaining life of all balance sheet positions. The EVE analysis calculates the net present value of the Company’s assets and liabilities in rate shock environments that range from -400 basis points to +400 basis points. The likelihood of a significant decrease in rates as of September 30, 2018 and December 31, 2017 was considered unlikely given the current interest rate environment and therefore, only the minus 200 basis point rate change (September 2018) and minus 100 basis point rate change (December 2017) was included in this analysis. The results of this analysis are reflected in the following tables for September 30, 2018 and December 31, 2017.

September 30, 2018 Economic Value of Equity ($’s in thousands)
Change in Rates	$ Amount	$ Change	% Change
+400 basis points	$212,310	$19,797	10.28%
+300 basis points	208,525	16,012	8.32
+200 basis points	204,517	12,004	6.24
+100 basis points	199,116	6,603	3.43
Base Case	192,513	-	-
-100 basis points	183,530	(8,983)	(4.67)
-200 basis points	169,673	(22,840)	(11.86)

December 31, 2017 Economic Value of Equity ($’s in thousands)

Change in Rates	$ Amount	$ Change	% Change
+400 basis points	$182,859	$27,297	17.55%
+300 basis points	177,619	22,058	14.18
+200 basis points	171,759	16,197	10.41
+100 basis points	164,348	8,786	5.65
Base Case	155,562	-	-
-100 basis points	145,678	(9,884)	(6.35)

Off-Balance-Sheet Borrowing Arrangements:

Significant additional off-balance-sheet liquidity is available in the form of FHLB advances and unused federal funds lines from correspondent banks. Management expects the risk of changes in off-balance-sheet arrangements to be immaterial to earnings.

The Company’s commercial real estate, first mortgage residential, agricultural and multi-family mortgage portfolios in the aggregate amount of $587.4 million have been pledged to meet FHLB collateralization requirements as of September 30, 2018. Based on the current collateralization requirements of the FHLB, the Company had approximately $87.2 million of additional borrowing capacity at September 30, 2018. The Company also had $21.0 million in unpledged securities that may be used to pledge for additional borrowings.

The Company’s contractual obligations as of September 30, 2018 were comprised of long-term debt obligations, other debt obligations, operating lease obligations and other long-term liabilities. Long-term debt obligations are comprised of FHLB Advances of $24.5 million, and Trust Preferred Securities of $10.3 million. Total time deposits at September 30, 2018 were $239.3 million, of which $106.3 million matures beyond one year.

Also, as of September 30, 2018, the Company had commitments to sell mortgage loans totaling $24.5 million. The Company believes that it has adequate resources to fund commitments as they arise and that it can adjust the rate on savings certificates to retain deposits in changing interest rate environments. If the Company requires funds beyond its internal funding capabilities, advances from the FHLB of Cincinnati and other financial institutions are available.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended September 30, 2018, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

None

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

SB FINANCIAL GROUP, INC.

Date: November 8, 2018	By:	/s/ Mark A. Klein
Mark A. Klein
Chairman, President & CEO

	By:	/s/ Anthony V. Cosentino
Anthony V. Cosentino
Executive Vice President &
Chief Financial Officer