Form 10-K
period 2018-12-31
SB FINANCIAL GROUP, INC.
filed 2019-03-08
CIK 767405

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________

Commission File Number 001-36785

SB FINANCIAL GROUP, INC.

(Exact name of Registrant as specified in its charter)

Ohio	34-1395608
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

401 Clinton Street, Defiance, Ohio	43512
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (419) 783-8950

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Shares, No Par Value	The NASDAQ Stock Market, LLC
(NASDAQ Capital Market)

Depository Shares, each representing
1/100th of a 6.50% Noncumulative Convertible	The NASDAQ Stock Market, LLC
Perpetual Preferred Share, Series A, No Par Value	(NASDAQ Capital Market)

Securities registered pursuant to Section 12(g) of the Act:

Not Applicable

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. Accelerated Filer ☒ Smaller Reporting Company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the common shares of the registrant held by non-affiliates computed by reference to the price at which the common shares were last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $132.1 million.

The number of common shares of the registrant outstanding at February 21, 2019 was 6,476,942.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for its Annual Meeting of Shareholders to be held on April 17, 2019 are incorporated by reference into Part III of this Annual Report on Form 10-K.

SB FINANCIAL GROUP, INC.

2018 ANNUAL REPORT ON FORM 10-K

PART I

Item 1. Business.

Certain statements contained in this Annual Report on Form 10-K which are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. See “Cautionary Statement Regarding Forward-Looking Information” under Item 1A. Risk Factors on page 16 of this Annual Report on Form 10-K.

General

SB Financial Group, Inc., an Ohio corporation (the “Company”), is a financial holding company subject to regulation under the Bank Holding Company Act of 1956, as amended, and to inspection, examination and supervision by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”). The Company was organized in 1983. The executive offices of the Company are located at 401 Clinton Street, Defiance, Ohio 43512.

Through its direct and indirect subsidiaries, the Company is engaged in a variety of financial activities, including commercial banking, and wealth management services, as explained in more detail below.

State Bank and Trust Company

The State Bank and Trust Company (“State Bank”) is an Ohio state-chartered bank and wholly owned subsidiary of the Company. State Bank offers a full range of commercial banking services, including checking accounts, savings accounts, money market accounts and time certificates of deposit; automatic teller machines; commercial, consumer, agricultural and residential mortgage loans; personal and corporate trust services; commercial leasing; bank credit card services; safe deposit box rentals; Internet banking; private client group services; and other personalized banking services. The trust and financial services division of State Bank offers various trust and financial services, including asset management services for individuals and corporate employee benefit plans, as well as brokerage services through Cetera Investment Services, an unaffiliated company. State Bank presently operates nineteen banking centers, located within the Ohio counties of Allen, Defiance, Franklin, Fulton, Hancock, Lucas, Paulding, Wood and Williams, and one banking center located in Allen County, Indiana. State Bank also presently operates seven loan production offices, located in Cuyahoga, Franklin, Lucas and Seneca Counties, Ohio, Hamilton and Steuben County, Indiana and Monroe County, Michigan. At December 31, 2018, State Bank had 250 full-time equivalent employees.

RFCBC

RFCBC, Inc. (“RFCBC”) is an Ohio corporation and wholly owned subsidiary of the Company that was incorporated in August 2004. RFCBC operates as a loan subsidiary in servicing and working out problem loans. At December 31, 2018, RFCBC had no employees.

Rurbanc Data Services

Rurbanc Data Services, Inc. dba RDSI Banking Systems (“RDSI”) has been in operation since 1964 and became an Ohio corporation in June 1976. In September 2006, RDSI acquired Diverse Computer Marketers, Inc. (“DCM”), which was merged into RDSI effective December 31, 2007. Effective January 1, 2018, the Company completed the sale of the customer contracts and certain other assets of RDSI’s remaining check and statement processing business operated through the DCM division. As a result of the sale, RDSI is presently inactive and had no material operations or employees at December 31, 2018.

Rurban Mortgage Company

Rurban Mortgage Company (“RMC”) is an Ohio corporation and wholly owned subsidiary of State Bank. RMC is a mortgage company; however, it is presently inactive. At December 31, 2018, RMC had no employees.

SBT Insurance

SBT Insurance, LLC (“SBI”) is an Ohio corporation and wholly owned subsidiary of State Bank. SBI is an insurance company that engages in the sale of insurance products to retail and commercial customers of State Bank. At December 31, 2018, SBI had no employees.

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

Competition

The Company experiences significant competition in attracting depositors and borrowers. Competition in lending activities comes principally from other commercial banks in the lending areas of State Bank, and to a lesser extent, from savings associations, insurance companies, governmental agencies, credit unions, securities brokerage firms and pension funds. The primary factors in competing for loans are interest rates and overall banking services.

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

Regulation of Bank Holding Companies and Their Subsidiaries in General

The Company is a financial holding company and, as such, is subject to regulation under the Bank Holding Company Act of 1956, as amended (the “Bank Holding Company Act”). The Bank Holding Company Act requires the prior approval of the Federal Reserve Board (“FRB”) before a financial or bank holding company may acquire direct or indirect ownership or control of more than 5 percent of the voting shares of any bank (unless the bank is already majority owned by the bank holding company), acquire all or substantially all of the assets of another bank or another financial or bank holding company, or merge or consolidate with any other bank holding company. Subject to certain exceptions, the Bank Holding Company Act also prohibits a financial or bank holding company from acquiring 5 percent or more of the voting shares of any company that is not a bank and from engaging in any business other than banking or managing or controlling banks. The primary exception to this prohibition allows a bank holding company to own shares in any company the activities of which the FRB had determined, as of November 19, 1999, to be so closely related to banking as to be a proper incident thereto.

As a result of the Gramm-Leach-Bliley Act of 1999 - also known as the Financial Services Modernization Act of 1999 - which amended the Bank Holding Company Act, bank holding companies that are financial holding companies may engage in any activity, or acquire and retain the shares of a company engaged in any activity, that is either (1) financial in nature or incidental to such financial activity (as determined by the FRB in consultation with the Secretary of the Treasury), or (2) complementary to a financial activity, and that does not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally. Activities that are financial in nature include securities underwriting and dealing, insurance underwriting and making merchant banking investments. On January 2, 2019, the Company elected, and received approval from the FRB, to become a financial holding company.

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

The Federal Home Loan Bank (“FHLB”) provide credit to their members in the form of advances. As a member of the FHLB of Cincinnati, State Bank must maintain certain minimum investments in the capital stock of the FHLB of Cincinnati. State Bank was in compliance with these requirements at December 31, 2018.

Economic Growth, Regulatory Relief and Consumer Protection Act

On May 25, 2018, the Economic Growth, Regulatory Relief and Consumer Protection Act (the “Regulatory Relief Act”) was signed into law. The Regulatory Relief Act was designed to provide regulatory relief for banking organizations, particularly for all but the very largest, those with assets in excess of $250 billion. Bank holding companies with assets of less than $100 billion are no longer subject to enhanced prudential standards, and those with assets between $100 billion and $250 billion will be relieved of those requirements in 18 months, unless the Federal Reserve Board takes action to maintain those standards. Certain regulatory requirements applied only to banks with assets in excess of $50 billion and so did not apply to the Company even before the enactment of the Regulatory Relief Act.

The Regulatory Relief Act also provides that the banking regulators must adopt regulations implementing the provision that banking organizations with assets of less than $10 billion are permitted to satisfy capital standards and be considered “well capitalized” under the prompt corrective action framework if their leverage ratios of tangible assets to average consolidated assets is between 8 percent and 10 percent, unless the bank’s federal banking agency determines that the organization’s risk profile warrants a more stringent leverage ratio. The Office of the Comptroller of the Currency (“OCC”), the FRB and the Federal Deposit Insurance Corporation (“FDIC”) have proposed for comment the leverage ratio framework for any banking organization with total consolidated assets of less than $10 billion, limited amounts of certain types of assets and off-balance sheet exposures, and a community bank leverage ratio greater than 9 percent. The community bank leverage ratio would be calculated as the ratio of tangible equity capital divided by average total consolidated assets. Tangible equity capital would be defined as total bank equity capital or total holding company equity capital, as applicable, prior to including minority interests, and excluding accumulated other comprehensive income, deferred tax assets arising from net operating loss and tax credit carry forwards, goodwill and other intangible assets (other than mortgage servicing assets). Average total assets would be calculated in a manner similar to the current tier 1 leverage ratio denominator in that amounts deducted from the community bank leverage ratio numerator would also be excluded from the community bank leverage ratio denominator.

The OCC, the FRB and the FDIC also adopted a rule providing banking organizations the option to phase in over a three-year period the day-one adverse effects on regulatory capital that may result from the adoption of new current expected credit loss methodology accounting under U. S. generally accepted accounting principles.

The Regulatory Relief Act also relieves bank holding companies and banks with assets of less than $100 billion in assets from certain record-keeping, reporting and disclosure requirements.

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

The ability of the Company to obtain funds for the payment of dividends and for other cash requirements is largely dependent on the amount of dividends that may be declared by State Bank and its other subsidiaries. State Bank may not pay dividends to the Company if, after paying such dividends, it would fail to meet the required minimum levels under the risk-based capital guidelines and the minimum leverage ratio requirements. In addition, State Bank must obtain the approval of the FRB and the Ohio Division of Financial Institutions (“ODFI”) if a dividend in any year would cause the total dividends for that year to exceed the sum of the current year’s net profits and the retained net profits for the preceding two years, less required transfers to surplus. At December 31, 2018, State Bank had $32.9 million of excess earnings over the preceding three years.

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

Common equity for the CET1 capital ratio includes common stock (plus related surplus) and retained earnings, plus limited amounts of minority interests in the form of common stock, less the majority of certain regulatory deductions. Tier 1 capital includes common equity as defined for the CET1 capital ratio, plus certain non-cumulative preferred stock and related surplus, cumulative preferred stock and related surplus and trust preferred securities that have been grandfathered (but which are not permitted going forward), and limited amounts of minority interests in the form of additional Tier 1 capital instruments, less certain deductions. Tier 2 capital, which can be included in the total capital ratio, includes certain capital instruments (such as subordinated debt) and limited amounts of the allowance for loan and lease losses, subject to new eligibility criteria, less applicable deductions. The deductions from CET1 capital include goodwill and other intangibles, certain deferred tax assets, mortgage-servicing assets above certain levels, gains on sale in connection with a securitization, investments in a banking organization’s own capital instruments and investments in the capital of unconsolidated financial institutions (above certain levels).

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

In addition to the minimum CET1, Tier 1 and total capital ratios, State Bank will have to maintain a capital conservation buffer consisting of additional CET1 capital equal to 2.5 percent of risk-weighted assets above each of the required minimum capital levels in order to avoid limitations on paying dividends, engaging in share repurchases and paying certain discretionary bonuses. This new capital conservation buffer requirement began to phase in beginning in January 2016 at 0.625 percent of risk-weighted assets and increasing each year until fully phased in in January 2019 at 2.5 percent. The capital conservation buffer as of December 31, 2018 is 1.875 percent.

Under the new Basel III standards, in order to be considered well-capitalized, State Bank is required to have at least a CET1 ratio of 6.5 percent, a Tier 1 ratio of 8 percent, a total capital ratio of 10 percent and a leverage ratio of 5 percent and not be subject to specified requirements to meet and maintain a specific capital ratio for a capital measure.

State Bank conducted an analysis of the application of these new capital requirements as of December 31, 2018. Based on that analysis, State Bank determined that it met all of these requirements, including the full 2.5 percent capital conservation buffer, and would remain well capitalized if all of these new requirements had fully phased in as of that date. See Note 15 to the Consolidated Financial Statements under Item 8 of this report (the “Consolidated Financial Statements”). In addition, as noted above, if State Bank does not have the required capital conservation buffer, its ability to pay dividends to the Company would be limited.

In September 2017, the FRB along with other bank regulatory agencies, proposed amendments to their capital requirements to simplify certain aspects of the capital rules for community banks, including State Bank, in an attempt to reduce the regulatory burden for smaller financial institutions. Because the amendments were proposed with a request for comments and have not been finalized, we do not yet know what effect the final rules will have on State Bank and its regulatory capital calculations. In November 2017, the federal bank regulatory agencies extended for community banks the existing capital requirements for certain items that were scheduled to change effective January 1, 2018, in light of the simplification amendments being considered including extending the existing capital requirements for mortgage servicing assets and certain other items.

In November 2018, the FRB, along with other bank regulatory agencies, proposed a rule that would give community banks, including State Bank, the option to calculate a simple leverage ratio, rather than multiple measures of capital adequacy, if they meet certain requirements. Under the proposal, a community bank would be eligible to elect the Community Bank Leverage Ratio (“CBLR”) framework if it has less than $10 billion in total consolidated assets, limited amounts of certain assets and off-balance sheet exposures, and a CBLR greater than 9 percent. Provided it has a CBLR greater than 9 percent, a qualifying community bank that chooses the proposed framework would be considered to have met the capital ratio requirements to be well capitalized for the agencies’ prompt corrective action rules.

The federal banking agencies also adopted a rule providing banking organizations the option to phase in over a three-year period the day-one adverse effects on regulatory capital that may result from the adoption of new current expected credit loss methodology accounting under United States generally accepted accounting principles.

In April 2015, the FRB issued a final rule which increased the size limitation for qualifying bank holding companies under the FRB’s Small Bank Holding Company Policy Statement from $500 million to $1 billion of total consolidated assets. In August 2018, the FRB issued an interim final rule, as required by the Economic Growth Regulatory Relief, and consumer Protection Act of 2018, to further increase size limitations under the Small Bank Holding Company Policy Statement to $3 billion of total consolidated assets. The Company continues to qualify under the Small Bank Holding Company Policy Statement for exemption from the Federal Reserve Board’s consolidated risk-based capital and leverage rules at the holding company level.

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

As insurer, the FDIC is authorized to conduct examinations of and to require reporting by insured institutions, including State Bank, to prohibit any insured institution from engaging in any activity the FDIC determines to pose a threat to the Deposit Insurance Fund (“DIF”), and to take enforcement actions against insured institutions. The FDIC may terminate insurance of deposits of any institution if the FDIC finds that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or other regulatory agency.

The FDIC assesses a quarterly deposit insurance premium on each insured institution based on risk characteristics of the institution and may also impose special assessments in emergency situations, which fund the DIF. Pursuant to the Dodd-Frank Act, the FDIC has established 2 percent as the Designated Reserve Ratio (“DRR”), which is the amount in the DIF as a percentage of all DIF insured deposits. In March 2016, the FDIC adopted final rules designed to meet the statutory minimum DRR of 1.35 percent by September 30, 2020, the deadline imposed by the Dodd-Frank Act. The Dodd-Frank Act requires the FDIC to offset the effect on institutions with assets less than $10 billion of the increase in the statutory minimum DRR to 1.35 percent from the former statutory minimum of 1.15 percent. Although the FDIC’s new rules reduced assessment rates on all banks, they imposed a surcharge on banks with assets of $10 billion or more to be paid until the DRR reaches 1.35 percent. The DRR reached 1.36 percent at September 30, 2018. The rules also provide assessment credits to banks with assets of less than $10 billion for the portion of their assessments that contribute to the increase of the DRR to 1.35 percent. Such credits will be applied when the DRR is at least 1.38 percent The rules further changed the method of determining risk-based assessment rates for established banks with less than $10 billion in assets to better ensure that banks taking on greater risks pay more for deposit insurance than banks that take on less risk.

In addition, all FDIC-insured institutions are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation, which was established by the government to recapitalize a predecessor to the DIF. These assessments will continue until the Financing Corporation bonds mature in 2019.

Community Reinvestment Act

The Community Reinvestment Act (CRA) requires State Bank’s primary federal regulatory agency, the FRB, to assess State Bank’s record in meeting the credit needs of the communities served by State Bank. The FRB assigns one of four ratings: outstanding, satisfactory; needs to improve or substantial noncompliance. The rating assigned to a financial institution is considered in connection with various applications submitted by the financial institution or its holding company to its banking regulators, including applications to acquire another financial institution or to open or close a branch office. In addition, all subsidiary banks of a financial holding company must maintain a satisfactory or outstanding rating in order for the financial holding company to avoid limitations on its activities. State Bank currently maintains a satisfactory rating.

SEC and NASDAQ Regulation

The Company is subject to the jurisdiction of the Securities and Exchange Commission (the “SEC”) and certain state securities authorities relating to the offering and sale of its securities. The Company is subject to the registration, reporting and other regulatory requirements of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the rules adopted by the SEC under those acts. The Company’s common shares are listed on The NASDAQ Capital Market (“NASDAQ”) under the symbol “SBFG”, and the Company’s depository shares, each representing a 1/100th interest in the Company’s Series A Preferred Shares, are listed on NASDAQ under the symbol “SBFGP”. As a result, the Company is subject to NASDAQ rules and regulations applicable to listed companies.

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

In 2011, federal banking regulatory agencies jointly issued proposed rules on incentive-based compensation arrangements under applicable provisions of the Dodd-Frank Act (the “First Proposed Rules”). The First Proposed Rules generally would have applied to financial institutions with $1 billion or more in assets that maintain incentive-based compensation arrangements for certain covered employees. In May 2016, the federal bank regulatory agencies approved a second joint notice of proposed rules (the “Second Proposed Joint Rules”) designed to prohibit incentive-based compensation arrangements that encourage inappropriate risks at financial institutions. The Second Proposed Joint Rules would apply to covered financial institutions with total assets of $1 billion or more. The requirements of the Second Proposed Joint Rules would differ for each of three categories of financial institutions:

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

Public company compensation committee members must meet heightened independence requirements and consider the independence of compensation consultants, legal counsel and other advisors to the compensation committee. A compensation committee must have the authority to hire advisors and to have the public company fund reasonable compensation of such advisors.

SEC regulations require public companies to provide various disclosures about executive compensation in annual reports and proxy statements and to present to their shareholders a non-binding vote on the approval of executive compensation.

Public companies will be required, once stock exchanges impose additional listing requirements under the Dodd-Frank Act, to implement “clawback” procedures for incentive compensation payments and to disclose the details of the procedures which allow recovery of incentive compensation that was paid on the basis of erroneous financial information necessitating a restatement due to material noncompliance with financial reporting requirements. This clawback policy is intended to apply to compensation paid within a three-year look-back window of the restatement and would cover all executives who received incentive awards.

Consumer Protection Laws and Regulations

Banks are subject to regular examination to ensure compliance with federal consumer protection statutes and regulations, including, but not limited to, the following:

●	The Equal Credit Opportunity Act (prohibiting discrimination in any credit transaction on the basis of any of various criteria);
●	The Truth in Lending Act (requiring that credit terms are disclosed in a manner that permits a consumer to understand and compare credit terms more readily and knowledgeably);
●	The Fair Housing Act (making it unlawful for a lender to discriminate in housing-related lending activities against any person on the basis of certain criteria);
●	The Home Mortgage Disclosure Act (requiring financial institutions to collect data that enables regulatory agencies to determine whether financial institutions are serving the housing credit needs of the communities in which they are located); and
●	The Real Estate Settlement Procedures Act (requiring that lenders provide borrowers with disclosures regarding the nature and cost of real estate settlements and prohibits abusive practices that increase borrowers’ costs);
●	Privacy provisions of the Gramm-Leach-Bliley Act (requiring financial institutions to establish policies and procedures to restrict the sharing of non-public customer data with non-affiliated parties and to protect customer information from unauthorized access).

The banking regulators also use their authority under the Federal Trade Commission Act to take supervisory or enforcement action with respect to unfair or deceptive acts or practices by banks that may not necessarily fall within the scope of a specific banking or consumer finance law.

In October 2017, the CFPB issued a final rule (the “Payday Rule”) with respect to certain consumer loans to be effective on January 16, 2018, although compliance with most sections is not required until August 19, 2019.  The first major part of the rule makes it an unfair and abusive practice for a lender to make short-term and longer-term loans with balloon payments (with certain exceptions) without reasonably determining that the borrower has the ability to repay the loan.  The second major part of the rule applies to the same types of loans as well as longer-term loans with an annual percentage rate greater than 36 percent that are repaid directly from the borrower’s account.  The rule states that it is an unfair and abusive practice for the lender to withdraw payment from the borrower’s account after two consecutive payment attempts have failed, unless the lender obtains the consumer’s new and specific authorization to make further withdrawals from the account.  The rule also requires lenders to provide certain notices to the borrower before attempting to withdraw payment on a covered loan from the borrower’s account.

On February 6, 2019, the CFPB issued two proposals with respect to the Payday Rule. First, the CFPB proposed to delay the compliance date for the mandatory underwriting provisions of the Payday Rule to November 19, 2020. The CFPB has requested comments on the proposed delay to be made within 30 days. Second, the CFPB proposed to rescind provisions of the Payday Rule that (1) provide that it is an unfair and abusive practice for a lender to make a covered short-term or longer-term balloon-payment loan without reasonably determining that the consumer has the ability to repay the loan according to its terms; (2) prescribe mandatory underwriting requirements for making the ability-to-repay determination; (3) provide exemptions of certain loans from the mandatory underwriting requirements; and (4) provide related definitions, reporting and recordkeeping requirements. The CFPB has requested comments to be made within 90 days on this proposal. These proposals do not change the provisions of the Payday Rule that address lender payment practices with respect to covered loans. The CFPB also stated that the CFPB will be considering other changes to the Payday Rule in response to requests received for exemptions of certain types of lenders or loan products and may commence separate additional rulemaking initiatives.

The Company does not currently expect the Payday Rule to have a material effect on the Company’s financial condition or results of operations on a consolidated basis.

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

INTEREST RATES AND INTEREST DIFFERENTIAL

The following are the condensed average balance sheets of the Company for the years ending December 31 and includes the interest earned or paid, and the average interest rate, on each asset and liability:

	2018			2017			2016
($ in thousands)	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Taxable securities	$85,238	$2,618	3.07%	$84,918	$2,076	2.44%	$79,301	$1,536	1.94%
Non-taxable securities	11,379	439	3.86%	14,088	527	3.74%	15,365	594	3.87%
Loans, net (1)	749,055	36,422	4.86%	660,675	29,877	4.52%	603,875	26,921	4.46%
Total earning assets	845,672	39,479	4.67%	759,681	32,480	4.28%	698,541	29,051	4.16%
Cash and due from banks	38,990			35,337			34,999
Allowance for loan losses	(8,361)			(7,828)			(7,389)
Premises and equipment	21,795			21,084			19,124
Other assets	49,170			46,295			43,770
Total assets	$947,266			$854,569			$789,045

Liabilities
Savings and interest-bearing demand deposits	$401,577	$1,754	0.44%	$369,114	$795	0.22%	$345,302	$524	0.15%
Time deposits	225,467	3,560	1.58%	214,639	2,661	1.24%	184,640	2,054	1.11%
Repurchase agreements & other	16,458	37	0.22%	12,350	15	0.12%	15,027	16	0.11%
Advances from FHLB	22,108	460	2.08%	20,000	320	1.60%	23,892	352	1.47%
Trust preferred securities	10,310	401	3.89%	10,310	303	2.94%	10,310	252	2.44%
Total interest-bearing liabilities	675,920	6,212	0.92%	626,413	4,094	0.65%	579,171	3,198	0.55%

Demand deposits	137,253			127,747			115,905
Other liabilities	12,999			10,871			9,429
Total liabilities	826,172			765,031			704,505
Shareholders’ equity	121,094			89,538			84,540

Total liabilities and shareholders’ equity	$947,266			$854,569			$789,045

Net interest income (tax equivalent basis)		$33,267			$28,386			$25,853

Net interest income as a percent of average interest-earning assets - GAAP measure			3.93%			3.74%			3.70%

Net interest income as a percent of average interest-earning assets - Non-GAAP measure (2)(3) -- Computed on a fully tax equivalent basis (FTE)			3.95%			3.78%			3.75%

(1)	Nonaccruing loans and loans held for sale are included in the average balances.
(2)	Interest on tax exempt securities is computed on a tax equivalent basis using a 21 (2018) and 34 percent (2017/2016) statutory tax rate, and added to the net interest income. The tax equivalent adjustment was $0.17, $0.27 and $0.31 million in 2018, 2017 and 2016, respectively.
(3)	Interest on tax exempt loans is computed on a tax equivalent basis using a 21 (2018) and 34 percent (2017/2016) statutory tax rate, and added to the net interest income. The tax equivalent adjustment was $0.03, $0.04 and $0.04 million in 2018, 2017 and 2016, respectively.

The following tables set forth the effect of volume and rate changes on interest income and expense for the periods indicated. For purposes of these tables, changes in interest due to volume and rate were determined as follows:

●	Volume Variance - change in volume multiplied by the previous year’s rate.
●	Rate Variance - change in rate multiplied by the previous year’s volume.
●	Rate/Volume Variance - change in volume multiplied by the change in rate. This variance allocates the volume variance and rate variance in proportion to the relationship of the absolute dollar amount of the change in each.

	Total
	Variance	Variance Attributable To
($ in thousands)	2018/2017	Volume	Rate

Interest income
Taxable securities	$542	$8	$534
Non-taxable securities*	(241)	(153)	(88)
Loans, net of unearned income and deferred fees *	6,531	4,002	2,529
Total interest income	6,832	3,857	2,975

Interest expense
Savings and interest-bearing demand deposits	$959	$70	$889
Time deposits	899	134	765
Repurchase agreements & other	22	5	17
Advances from FHLB	140	34	106
Trust preferred securities	98	-	98
Total interest expense	2,118	243	1,875

Net interest income	$4,714	$3,614	$1,100

* Interest on non-taxable securities and loans has been adjusted to fully tax equivalent.

II.	INVESTMENT PORTFOLIO

A.	The fair value of securities available-for-sale as of December 31 in each of the following years are summarized as follows:

($ in thousands)	2018	2017	2016
U.S. Treasury and government agencies	$18,670	$12,708	$13,358
Mortgage-backed securities	60,943	56,762	61,603
State and political subdivisions	11,356	13,250	15,097
Equity securities	-	70	70

Totals	$90,969	$82,790	$90,128

B.	The maturity distribution and weighted-average interest rates of securities available-for-sale at December 31, 2018, are set forth in the table below. The weighted-average interest rates are based on coupon rates for securities purchased at par value and on effective interest rates considering amortization or accretion if the securities were purchased at a premium or discount:

	Maturing
($ in thousands)	Within One Year	After One Year but within Five Years	After Five Years but within Ten Years	After Ten Years	Total

U.S. Treasury and government agencies	$-	$7,276	$11,394	$-	$18,670
Mortgage-backed securities	-	6,714	12,913	41,316	60,943
State and political subdivisions	2,223	2,176	2,313	4,644	11,356

Total securities by maturity	$2,223	$16,166	$26,620	$45,960	$90,969

Weighted-average yield by maturity (1)	5.38%	2.23%	2.71%	2.81%	2.74%

(1)	Yields are presented on a tax-equivalent basis.

C.	Excluding those holdings of the investment portfolio in U.S. Treasury securities and other agencies of the U.S. Government, there were no other securities of any one issuer, which exceeded 10 percent of the shareholders’ equity of the Company at December 31, 2018.

III.	LOAN PORTFOLIO

A.	Types of Loans: Total loans on the balance sheet were comprised of the following classifications at December 31 for the years indicated:

($ in thousands)	2018	2017	2016	2015	2014
Loans held for investment (HFI)
Commercial Business & Agricultural	$179,053	$153,501	$161,227	$130,377	$134,702
Commercial RE & Construction	340,791	332,154	284,084	242,208	217,030
Residential Real Estate	187,104	150,854	142,452	130,806	113,214
Consumer & Other	64,336	59,619	56,335	54,224	51,546

Total Loans	771,284	696,128	644,098	557,615	516,492

Unearned Income	599	487	335	44	(156)
Total Loans, net of unearned income	$771,883	$696,615	$644,433	$557,659	$516,336

Concentrations of Credit Risk: The Company grants commercial, real estate and installment loans to customers located mainly in the Tri-State region of Ohio, Indiana and Michigan. Commercial loans include loans collateralized by commercial real estate, business assets and, in the case of agricultural loans, crops and farm equipment and the loans are expected to be repaid from cash flow from operations of businesses. As of December 31, 2018, commercial business and agricultural loans made up approximately 23.3 percent of the HFI loan portfolio while commercial real estate loans accounted for approximately 44.2 percent of the HFI loan portfolio. As of December 31, 2018, residential first mortgage loans made up approximately 24.2 percent of the HFI loan portfolio and are secured by first mortgages on residential real estate, while consumer loans to individuals made up approximately 8.3 percent of the HFI loan portfolio and are primarily secured by consumer assets.

B.	Maturities and Sensitivities of Loans to Changes in Interest Rates: The following table shows the amounts of commercial, business and agricultural loans and commercial real estate outstanding as of December 31, 2018, which, based on remaining scheduled repayments of principal, are due in the periods indicated. Also, the amounts have been classified according to sensitivity to changes in interest rates for loans due after one year. (Variable-rate loans are those loans with floating or adjustable interest rates.)

	Maturing
($ in thousands)	Commercial	Commercial
	Business & Ag.	Real Estate	Total
Within one year	$23,203	$27,870	$51,073
After one year but within five years	60,583	104,903	165,486
After five years	95,267	208,018	303,285
Totals	$179,053	$340,791	$519,844

	Interest Sensitivity
($ in thousands)	Fixed	Variable
	Rate	Rate	Total
Commercial Business & Agricultural
Within one year	$10,025	$13,178	$23,203
Due after one year but within five years	23,478	37,105	60,583
Due after five years	14,016	81,251	95,267
Totals	47,519	131,534	179,053

Commercial RE & Construction
Within one year	11,651	16,219	27,870
Due after one year but within five years	52,863	52,040	104,903
Due after five years	63,021	144,997	208,018
Totals	127,535	213,256	340,791

Total
Within one year	21,676	29,397	51,073
Due after one year but within five years	76,341	89,145	165,486
Due after five years	77,037	226,248	303,285
Totals	$175,054	$344,790	$519,844

C.	Risk Elements:

1.	The accrual of interest income is discontinued when the collection of a loan or interest, in whole or in part, is doubtful. When interest accruals are discontinued, interest income accrued in the current period is reversed. Loans that are past due 90 days or more as to interest or principal payments are considered for nonaccrual status. The following schedule summarizes nonaccrual, past due, and troubled debt restructured (TDR) loans at December 31 for the years indicated:

($ in thousands)	2018	2017	2016	2015	2014
Loans accounted for on a nonaccrual basis	$2,906	$2,704	$2,737	$6,646	$4,609
Accruing loans 90 days past due	-	-	-	-	-
Accruing troubled debt restructurings	928	1,129	1,590	1,500	1,384
Total nonperforming loans and TDRs	$3,834	$3,833	$4,327	$8,146	$5,993

Listed below is the interest income on impaired and nonaccrual loans greater than $100k at December 31 for the years indicated:

($ in thousands)	2018	2017
Cash basis interest income recognized on impaired loans outstanding	$192	$155
Interest income actually recorded on impaired loans and included in net income for the period	188	159
Unrecorded interest income on nonaccrual loans	87	72

2.	As of December 31, 2018, in addition to the $3.8 million of nonperforming loans reported under Item III.C above (which amount includes all loans classified by management as doubtful or loss), there were approximately $7.3 million in other outstanding loans where known information about possible credit problems of the borrowers caused management to have concerns as to the ability of such borrowers to comply with the present loan repayment terms (loans classified as substandard by management) and which may result in disclosure of such loans pursuant to Item III.C.1. at some future date. In regard to loans classified as substandard, management believes that such potential problem loans have been adequately evaluated in the allowance for loan losses.

3.	Foreign Loans Outstanding

None

4.	Loan Concentrations

At December 31, 2018, loans outstanding related to agricultural operations or collateralized by agricultural real estate and equipment aggregated approximately $52.0 million, or 6.7 percent of total HFI loans.

D.	Other Interest-Bearing Assets

There were no other interest-bearing assets as of December 31, 2018, which would be required to be disclosed under Item III.C.1 or Item III.C.2. if such assets were loans.

Management believes the allowance for loan losses at December 31, 2018 was adequate to absorb any losses on nonperforming loans, as the allowance balance is maintained by management at a level considered adequate to cover losses that are probable based on past loss experience, general economic conditions, information about specific borrower situations, including their financial position and collateral values, and other factors and estimates which are subject to change over time.

IV.	SUMMARY OF LOAN LOSS EXPERIENCE

A.	The following schedule presents an analysis of the allowance for loan losses, average loan data and related ratios at December 31 for the years indicated:

($ in thousands)	2018	2017	2016	2015	2014
Loans
Loans outstanding at end of period	$771,883	$696,615	$644,433	$557,659	$516,336

Average loans outstanding during period	$749,055	$660,675	$603,875	$531,614	$501,486

Allowance for loan losses
Balance at beginning of period	$7,930	$7,725	$6,990	$6,771	$6,964

Loans charged off:
Commercial business and agricultural	(227)	(50)	(135)	(497)	(607)
Commercial real estate	(42)	(26)	(241)	(303)	(13)
Residential real estate	(30)	(61)	(20)	(56)	(92)
Consumer & other loans	(108)	(94)	(105)	(96)	(135)
	(407)	(231)	(501)	(952)	(847)
Recoveries of loans previously charged off:
Commercial business and agricultural	1	10	420	29	22
Commercial real estate	28	2	5	3	125
Residential real estate	2	6	2	29	32
Consumer & other loans	13	18	59	10	25
	44	36	486	71	204
Net loans charged off	(363)	(195)	(15)	(881)	(643)
Provision for loan losses	600	400	750	1,100	450
Balance at end of period	$8,167	$7,930	$7,725	$6,990	$6,771

Ratio of net charge offs to average loans	0.05%	0.03%	0.00%	0.17%	0.13%

The allowance for loan losses balance and the provision for loan losses are determined by management based upon periodic reviews of the loan portfolio. In addition, management considers the level of charge offs on loans, as well as the fluctuations of charge offs and recoveries on loans, in the factors which caused these changes. Estimating the risk of loss and the amount of loss is necessarily subjective. Accordingly, the allowance is maintained by management at a level considered adequate to cover losses that are currently anticipated based on past loss experience, economic conditions, information about specific borrower situations, including their financial position and collateral values, and other factors and estimates which are subject to change over time.

B.	The following schedule provides a breakdown of the allowance for loan losses allocated by type of loan and related ratios at December 31 for the years indicated:

	Allowance Amount	Percentage of Loans In Each Category to Total Loans	Allowance Amount	Percentage of Loans In Each Category to Total Loans	Allowance Amount	Percentage of Loans In Each Category to Total Loans	Allowance Amount	Percentage of Loans In Each Category to Total Loans	Allowance Amount	Percentage of Loans In Each Category to Total Loans
($ in thousands)	2018		2017		2016		2015		2014
Commercial and agricultural	$1,917	23.3%	$1,328	22.1%	$1,551	25.1%	$1,118	23.4%	$1,838	26.1%
Commercial real estate	2,923	44.2%	3,779	47.7%	3,321	44.1%	3,886	43.4%	2,857	42.0%
Residential real estate	2,567	24.2%	2,129	21.7%	1,963	22.1%	1,312	23.5%	1,308	21.9%
Consumer & other loans	760	8.3%	694	8.6%	890	8.7%	674	9.7%	768	10.0%
	$8,167	100.0%	$7,930	100.0%	$7,725	100.0%	$6,990	100.0%	$6,771	100.0%

While management’s periodic analysis of the adequacy of the allowance for loan losses may allocate portions of the allowance for specific problem loan situations, the entire allowance is available for any loan charge offs that occur.

V.	DEPOSITS

The average amount of deposits and average rates paid are summarized as follows for the years ended December 31:

	2018		2017		2016
	Average	Average	Average	Average	Average	Average
($ in thousands)	Amount	Rate	Amount	Rate	Amount	Rate

Savings and interest-bearing demand deposits	$401,577	0.44%	$369,114	0.22%	$345,302	0.15%
Time deposits	225,467	1.58%	214,639	1.24%	184,640	1.11%
Demand deposits (non interest bearing)	137,253	-	127,747	-	115,905	-
Totals	$764,297		$711,500		$645,847

Maturities of time certificates of deposit and other time deposits of $100,000 or more outstanding at December 31, 2018, are summarized as follows:

($ in thousands)	Amount
Three months or less	$21,469
Over three months through six months	23,813
Over six months and through twelve months	46,754
Over twelve months	46,588

Total	$138,624

VI.	RETURN ON EQUITY AND ASSETS

The ratio of net income to average shareholders’ equity and average total assets and certain other ratios are as follows for periods ended December 31:

($ in thousands)	2018	2017	2016
Average total assets	$947,266	$854,569	$789,045
Average shareholders’ equity	$121,094	$89,538	$84,540
Net income	$11,638	$11,065	$8,784
Net income available to common shareholders	$10,663	$10,090	$7,809
Cash dividends declared	$0.32	$0.28	$0.24
Return on average total assets	1.23%	1.29%	1.11%
Return on average shareholders’ equity	9.61%	12.36%	10.39%
Dividend payout ratio (1)	19.60%	13.50%	15.11%
Average shareholders’ equity to average assets	12.78%	10.48%	10.71%

(1)	Cash dividends declared on common shares divided by net income available to common.

VII.	SHORT-TERM BORROWINGS

The following information is reported for short-term borrowings, which are comprised of retail repurchase agreements for the periods noted:

($ in thousands)	2018	2017	2016
Amount outstanding at end of year	$15,184	$15,082	$10,532
Weighted-average interest rate at end of year	0.49%	0.10%	0.10%
Maximum amount outstanding at any month end	$18,312	$18,444	$20,560
Average amount outstanding during the year	$16,458	$12,350	$15,027
Weighted-average interest rate during the year	0.22%	0.12%	0.11%

Item 1A. Risk Factors.

Cautionary Statement Regarding Forward-Looking Information

Certain statements contained in this Annual Report on Form 10-K, and in other statements that we make from time to time in filings by the Company with the SEC, in press releases, and in oral and written statements made by or with the approval of the Company which are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Examples of forward-looking statements include: (a) projections of income or expense, earnings per share, the payment or non-payment of dividends, capital structure and other financial items; (b) statements of plans and objectives of the Company or our Board of Directors or management, including those relating to products and services; (c) statements of future economic performance; (d) statements of future customer attraction or retention; and (d) statements of assumptions underlying these statements. Forward-looking statements reflect our expectations, estimates or projections concerning future results or events. These statements are generally identified by the use of forward-looking words or phrases such as “anticipates”, “believes”, “estimates”, “expects”, “intends”, “may”, “plans”, “projects”, “should”, “will allow”, “will continue”, “will likely result”, “will remain”, “would be”, or similar expressions.

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

Our success depends to a large extent upon local and national economic conditions, as well as governmental fiscal and monetary policies. Conditions such as inflation, recession, unemployment, changes in interest rates, money supply and other factors beyond our control can adversely affect our asset quality, deposit levels and loan demand and, therefore, our earnings and our capital. The election of a new United States President in 2016 has resulted in substantial, unpredictable changes in economic and political conditions for the United States and the remainder of the world. Disruptions in United States and global financial markets and changes in oil production in the Middle East affect the economy and stock prices in the United States, which can affect our earnings and capital and the ability of our customers to repay loans. In addition, the timing and circumstances of the United Kingdom leaving the European Union (Brexit) and their effects on the United States are unknown. Because we have a significant amount of real estate loans, decreases in real estate values could adversely affect the value of property used as collateral and our ability to sell the collateral upon foreclosure. Adverse changes in the economy may also have a negative effect on the ability of our borrowers to make timely repayments of their loans, which would have an adverse impact on our earnings and cash flows. In addition, our lending and deposit gathering activities are concentrated primarily in Northwest Ohio. As a result, our success depends in large part on the general economic conditions of these areas, particularly given that a significant portion of our lending relates to real estate located in this region. Therefore, adverse changes in the economic conditions in these areas could adversely impact our earnings and cash flows.

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

Our results of operations are affected principally by net interest income, which is the difference between interest earned on loans and investments and interest expense paid on deposits and other borrowings. The spread between the yield on our interest-earning assets and our overall cost of funds may be compressed, and our net interest income may continue to be adversely impacted by changing rates. We cannot predict or control changes in interest rates. National, regional and local economic conditions and the policies of regulatory authorities, including monetary policies of the Federal Reserve Board, affect the movement of interest rates and our interest income and interest expense. If the interest rates paid on deposits and other borrowed funds increase at a faster rate than the interest rates received on loans and other investments, our net interest income, and therefore earnings, could be adversely affected. Earnings could also be adversely affected if the interest paid for deposits rises more quickly than the interest received on loans and other investments.

In addition, certain assets and liabilities may react in different degrees to changes in market interest rates. For example, interest rates on some types of assets and liabilities may fluctuate prior to changes in broader market interest rates, while interest rates on other types may lag behind. While the bulk of our variable rate commercial assets have interest rate floors, some of our assets, such as adjustable rate mortgages, have features that restrict changes in their interest rates, including rate caps.

Interest rates are highly sensitive to many factors that are beyond our control. Some of these factors include: inflation, recession, unemployment, money supply, international disorders, and instability in domestic and foreign financial markets. Changes in interest rates may affect the level of voluntary prepayments on our loans and may also affect the level of financing or refinancing by customers. We believe that the impact on our cost of funds will depend on a number of factors, including but not limited to, the competitive environment in the banking sector for deposit pricing, opportunities for clients to invest in other markets such as fixed income and equity markets, and the propensity of customers to invest in their businesses. The effect on our net interest income from a change in interest rates will ultimately depend on the extent to which the aggregate impact of loan re-pricings exceeds the impact of increases in our cost of funds.

If our actual loan losses exceed our allowance for loan losses, our net income will decrease.

Our loan customers may not repay their loans according to their terms, and the collateral securing the payment of these loans may be insufficient to pay any remaining loan balance. We may experience significant loan losses, which could have a material adverse effect on our operating results. In accordance with accounting principles generally accepted in the United States, we maintain an allowance for loan losses to provide for loan defaults and non-performance, which when combined, we refer to as the allowance for loan losses. Our allowance for loan losses may not be adequate to cover actual credit losses, and future provisions for credit losses could have a material adverse effect on our operating results. Our allowance for loan losses is based on prior experience, as well as an evaluation of the risks in the current portfolio. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates that may be beyond our control, and these losses may exceed current estimates. Federal regulatory agencies, as an integral part of their examination process, review our loans and allowance for loan losses. We cannot guarantee that we will not further increase the allowance for loan losses or that regulators will not require us to increase this allowance. Either of these occurrences could have a material adverse effect on our financial condition and results of operations.

Moreover, the Financial Accounting Standards Board (“FASB”) has changed its requirements for establishing the allowance for loan losses.

On June 16, 2016, the FASB issued Accounting Standard Update (“ASU”) 2016-13 “Financial Instruments - Credit Losses”, which replaces the incurred loss model with an expected loss model, and is referred to as the current expected credit loss (“CECL”) model. Under the incurred loss model, loans are recognized as impaired when there is no longer an assumption that future cash flows will be collected in full under the originally contracted terms. The new accounting guidance is effective for annual reporting periods and interim reporting periods within those annual periods, beginning after December 15, 2019. Under the CECL model, financial institutions will be required to use historical information, current conditions and reasonable forecasts to estimate the expected loss over the life of the loan. The transition to the CECL model will bring with it significantly greater data requirements and changes to methodologies to accurately account for expected losses under the new parameters.

Any significant increase in the allowance for loan losses or loan charge offs, as required by these regulatory authorities, might have a material adverse effect on the Company’s financial condition and results of operations.

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

A transition away from LIBOR as a reference rate for financial contracts could negatively affect our income and expenses and the value of various financial contracts.

LIBOR is used extensively in the U.S. and globally as a benchmark for various commercial and financial contracts, including adjustable rate mortgages, corporate debt, interest rate swaps and other derivatives. LIBOR is set based on interest rate information reported by certain banks, which may stop reporting such information after 2021. It is uncertain at this time whether LIBOR will change or cease to exist or the extent to which those entering into financial contracts will transition to any other particular benchmark. Other benchmarks may perform differently than LIBOR or alternative benchmarks have performed in the past or have other consequences that cannot currently be anticipated. It is also uncertain what will happen with instruments that rely on LIBOR for future interest rate adjustments and which remain outstanding if LIBOR ceases to exist. The Company has limited exposure to LIBOR based lending and any change will not have a material impact on the Company’s financial statement.

A default by another larger financial institution could adversely affect financial markets generally.

The commercial soundness of many financial institutions may be closely interrelated as a result of relationships between and among the institutions. As a result, concerns about, or a default or threatened default by, one institution could lead to significant market wide liquidity and credit problems, losses or defaults by other institutions. This is sometimes referred to as “systemic risk” and may adversely affect our business

Legislative or regulatory changes or actions could adversely impact our business.

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

On December 22, 2017, H.R. 1, formally known as the “Tax Cuts and Jobs Act” (“TCJA”), was enacted into law. This new tax legislation, among other changes, limits the amount of state, federal and local taxes that taxpayers are permitted to deduct on their individual tax returns and eliminates other deductions in their entirety. Such limits and eliminations may result in customer defaults on loans we have made and decrease the value of mortgage-backed securities in which we have invested.

Our success depends upon our ability to attract and retain key personnel.

Our success depends upon the continued service of our senior management team and upon our ability to attract and retain qualified financial services personnel. Competition for qualified employees is intense. We cannot guarantee that we will be able to retain our existing key personnel or attract additional qualified personnel. If we lose the services of our key personnel, or are unable to attract additional qualified personnel, our business, financial condition and results of operations could be adversely affected.

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

Although we do not currently have any plans, arrangements or understandings to make any acquisitions in the near-term, from time to time in the future we may consider acquisition opportunities that we believe support our businesses and enhance our profitability. In the event that we do pursue acquisitions, we may have difficulty executing on acquisitions and may not realize the anticipated benefits of any transactions we complete.

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

A limited trading market exists for our common and depositary shares, which could lead to price volatility.

The ability to sell our common and depositary shares depends upon the existence of an active trading market for those shares. While both of our shares are listed for trading on the NASDAQ Capital Market, there is moderate trading volume in these shares. As a result, shareholders may be unable to sell our shares at the volume, price and time desired. The limited trading market for our shares may cause fluctuations in the market value of our shares to be exaggerated, leading to price volatility in excess of that which would occur in a more active trading market. In addition, even if a more active market of our shares should develop, we cannot guarantee that such a market will continue.

The market price of our common shares may be subject to fluctuations and volatility.

The market price of our common shares may fluctuate significantly due to, among other things, changes in market sentiment regarding our operations, financial results or business prospects, the banking industry generally or the macroeconomic outlook. Certain events or changes in the market or banking industry generally are beyond our control. In addition to the other risk factors contained or incorporated by reference herein, factors that could affect our trading price:

●	our actual or anticipated operating and financial results, including how those results vary from the expectations of management, securities analysts and investors;

●	changes in financial estimates or publications of research reports and recommendations by financial analysts or actions taken by rating agencies with respect to us or other financial institution;

●	failure to declare dividends on our common shares from time to time;

●	reports in the press or investment community generally or relating to our reputation or the financial services industry;

●	developments in our business or operations or in the financial sector generally;

●	any future offerings by us of our common shares;

●	any future offerings by us of debt or preferred shares, which would be senior to our common shares upon liquidation and for purposes of dividend distributions;

●	legislative or regulatory changes affecting our industry generally or our business and operations specifically;

●	the operating and share price performance of companies that investors consider to be comparable to us;

●	announcements of strategic developments, acquisitions, restructurings, dispositions, financings and other material events by us or our competitors;

●	actions by our current shareholders, including future sales of common shares by existing shareholders, including our directors and executive officers;

●	proposed or final regulatory changes or developments;

●	anticipated or pending regulatory investigations, proceedings, or litigation that may involve or affect us; and

●	other changes in U.S. or global financial markets, global economies and general market conditions, such as interest or foreign exchange rates, stock, commodity, credit or asset valuations or volatility.

Equity markets in general and our shares have experienced volatility over the past few years. The market price of our shares may continue to be subject to volatility unrelated to our operating performance or business prospects, which could result in a decline in the market price of our shares.

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

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make significant estimates that affect the financial statements. Two of our most critical estimates are the level of the allowance for loan losses and the accounting for goodwill and other intangibles. Because of the inherent nature of these estimates, we cannot provide complete assurance that we will not be required to adjust earnings for significant unexpected loan losses, nor that we will not recognize a material provision for impairment of our goodwill. For additional information regarding these critical estimates, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations beginning on page 29 of this Annual Report on Form 10-K.

Changes in accounting standards could influence our results of operations.

The accounting standard setters, including the FASB, the SEC and other regulatory bodies, periodically change the financial accounting and reporting standards that govern the preparation of our consolidated financial statements. These changes can be difficult to predict and can materially affect how we record and report our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retroactively, which would result in the restatement of our financial statements for prior periods.

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

Our assets at risk for cyber-attacks include financial assets and non-public information belonging to customers. We use several third-party vendors who have access to our assets via electronic media. Certain cyber security risks arise due to this access, including cyber espionage, blackmail, ransom, and theft. As cyber and other data security threats continue to evolve, we may be required to expend significant additional resources to continue to modify and enhance our protective measures or to investigate and remediate any security vulnerabilities.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The Company’s principal executive offices are located at 401 Clinton Street, Defiance, Ohio. State Bank owns this facility, with a portion of the facility utilized as a retail banking center. In addition, State Bank owns the land and buildings occupied by nineteen of its banking centers and leases one other property used as a banking center. The Company also occupies office space from various parties for loan production and other business purposes on varying lease terms. There is no outstanding mortgage debt on any of the properties, which are owned by State Bank.

Listed below are the banking centers, loan production offices and service facilities of the Company and their addresses, all of which are located in Allen, Cuyahoga, Defiance, Delaware, Fulton, Franklin, Hancock, Lucas, Paulding, Seneca, Williams and Wood counties of Ohio; Allen, Hamilton and Steuben counties of Indiana; and Monroe county of Michigan:

SB Financial Group, Inc. Property List as of December 31, 2018

Description/Address		Leased/ Owned	Deposits 12/31/18
		($ in thousands)
Main Banking Center & Corporate Office
401	Clinton Street, Defiance, OH	Owned	$211,129

Banking Centers/Drive-Thru’s
1419	West High Street, Bryan, OH	Owned	44,642
510	Third Street, Defiance, OH (Drive-thru)	Owned	N/A
1600	North Clinton Street, Defiance, OH	Leased	34,719
312	Main Street, Delta, OH	Owned	16,326
4080	West Dublin Granville Road, Dublin, OH	Owned	51,076
201	East Lincoln Street, Findlay, OH	Owned	11,506
12832	Coldwater Road, Fort Wayne, IN	Owned	43,777
1232	North Main Street, Bowling Green, OH	Owned	5,595
235	Main Street, Luckey, OH	Owned	34,802
133	East Morenci Street, Lyons, OH	Owned	22,302
930	West Market Street, Lima, OH	Owned	52,521
1201	East Main Street, Montpelier, OH	Owned	39,982
218	North First Street, Oakwood, OH	Owned	22,372
220	North Main Street, Paulding, OH	Owned	48,475
610	East South Boundary Street, Perrysburg, OH	Owned	17,177
119	South State Street, Pioneer, OH	Owned	28,844
6401	Monroe Street, Sylvania, OH	Owned	51,040
311	Main Street, Walbridge, OH	Owned	29,121
515	Parkview, Wauseon, OH	Owned	37,147

Loan Production Offices
307	North Wayne Street, Angola, IN	Owned	N/A
10100	Lantern Road, Suite 240, Fishers, IN	Leased	N/A
94	Granville Street, Gahanna, OH	Owned	N/A
206	South Washington Street, Tiffin, OH	Leased	N/A
8194	Secor Road, Lambertville, MI	Leased	N/A
1900	Monroe Street, Suite 108, Toledo, OH	Leased	N/A
29580	Center Ridge Road, Westlake, OH	Leased	N/A

Service Facilities (RDSI/SBT)
112	East Jackson Street, West Unity, OH	Owned	N/A
104	Depot Street, Archbold, OH	Leased	N/A
105	East Holland Street, Archbold, OH	Leased	N/A
1911	Baltimore Road, Defiance, OH	Leased	N/A
573	Carle Ave Office C, Lewis Center, OH	Leased	N/A

Total Deposits			$802,552

The Company’s subsidiaries have several noncancellable leases for business use that expire over the next five years. Aggregate rental expense for these leases was $0.15 and $0.16 million for the years ended December 31, 2018 and 2017, respectively.

Future minimum lease payments under operating leases are:

($ in thousands)
2019	$184
2020	144
2021	55
2022	18
2023	4
Thereafter	-
Total minimum lease payments	$405

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

Item 4. Mine Safety Disclosures.

Not Applicable

Supplemental Item: Executive Officers of the Registrant

The following table lists the names and ages of the executive officers of the Company as of February 21, 2019, the positions presently held by each executive officer, and the business experience of each executive officer during their employment at the Company. Unless otherwise indicated, each person has held his principal occupation(s) for more than five years.

Name	Age	Position(s) Held with the Company and its Subsidiaries and Principal Occupation(s)
Mark A. Klein	64

Chairman of the Company since April 2015; Director of the Company since February 2010; President and Chief Executive Officer of the Company since January 2010 and of The State Bank since January 2006; Director of State Bank since 2006; President of RDSI since October 2011; Member of State Bank Trust Investment Review Committee since March 2007.

Anthony V. Cosentino	57	Executive Vice President and Chief Financial Officer of the Company and State Bank since March 2010; Chief Financial Officer of RDSI since October 2011; Member of State Bank Trust Investment Review Committee since June 2010.

Ernesto Gaytan	47	Executive Vice President and Chief Technology Innovation and Operations Officer of the Company since July 2018; Chief Technology Innovation Officer since November 2017.

Jonathan R. Gathman	45

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common shares are traded on the NASDAQ Capital Market under the symbol “SBFG”. There were 6,503,250 common shares outstanding as of December 31, 2018, which were held by approximately 1,400 record holders. Our depositary shares, representing a 1/100th interest in our Series A Preferred Shares, are traded on the NASDAQ Capital Market under the symbol ”SBFGP” and there were 1,499,500 depositary shares outstanding as of December 31, 2018. The Series A Preferred Shares (and, therefore, depositary shares) are convertible into common shares at the election of the holder. The conversion ratio is calculated based upon a current common share conversion price of $10.19 per common share, which may be adjusted due to certain events. On or after the fifth anniversary of the issue date of the Series A Preferred Shares (December 23, 2019), the Company may require all holders of Series A Preferred Shares (and, therefore, depositary shares) to convert their shares into common shares of the Company provided the Company’s common share price exceeds 120 percent of the then applicable conversion price ($12.23, based on the current conversion price of $10.19). At December 31, 2018, the aggregate number of common shares issuable upon the conversion of outstanding Series A Preferred Shares (and, therefore, depositary shares) was 1,472,125. On February 9, 2018, the Company closed a common capital raise (see Note 20), pursuant to which the Company issued and sold an aggregate of 1,666,666 common shares in a public offering.

The following table presents quarterly market price information and cash dividends paid per share for our common shares for 2018 and 2017:

	2018				2017
Quarter ended:	31-Dec	30-Sep	30-Jun	31-Mar	31-Dec	30-Sep	30-Jun	31-Mar
High	$20.53	$20.51	$20.45	$19.58	$18.49	$17.84	$17.85	$20.75
Low	16.05	19.22	18.25	17.15	16.60	15.61	16.15	14.44
Dividend	0.085	0.080	0.080	0.075	0.075	0.070	0.070	0.065

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

	Period Ending
Index	12/31/13	12/31/14	12/31/15	12/31/16	12/31/17	12/31/18
SB Financial Group, Inc.	100.00	121.56	146.79	216.09	252.93	228.87
NASDAQ Composite Index	100.00	114.75	122.74	133.62	173.22	168.30
SNL U.S. Bank NASDAQ Index	100.00	103.57	111.80	155.02	163.20	137.56

Source: S&P Global Market Intelligence

There were no purchases of the Company’s common shares during the three months ended December 31, 2018.

Item 6. Selected Financial Data.

Financial Highlights

Year Ended December 31

($ in thousands, except per share data)

Earnings	2018	2017	2016	2015	2014
Interest income	$39,479	$32,480	$29,051	$25,927	$24,408
Interest expense	6,212	4,094	3,198	2,584	3,480
Net interest income	33,267	28,386	25,853	23,343	20,928
Provision for loan losses	600	400	750	1,100	450
Noninterest income	16,624	17,217	17,889	15,707	12,827
Noninterest expense	34,847	31,578	30,091	26,927	25,957
Provision for income taxes	2,806	2,560	4,117	3,404	2,085
Net income	11,638	11,065	8,784	7,619	5,263
Preferred stock dividends	975	975	975	956	-
Net income available to common	10,663	10,090	7,809	6,663	5,263

Per Common Share Data
Basic earnings	$1.72	$2.10	$1.60	$1.36	$1.08
Diluted earnings	1.51	1.74	1.38	1.19	1.07
Cash dividends declared	0.32	0.28	0.24	0.20	0.16
Total equity per share	16.36	15.03	13.75	12.81	11.96
Total tangible equity per share	15.39	13.27	11.59	10.39	9.24

Average Balances
Average total assets	$947,266	$854,569	$789,045	$719,586	$672,277
Average equity	121,094	89,538	84,540	78,618	60,186

Ratios
Return on average total assets	1.23%	1.29%	1.11%	1.06%	0.78%
Return on average equity	9.61	12.36	10.39	9.69	8.74
Cash dividend payout ratio*	19.60	13.50	15.11	14.71	14.81
Average equity to average assets	12.78	10.48	10.71	10.93	8.95

Period End Totals
Total assets	$986,828	$876,627	$816,005	$733,071	$684,228
Total investments; fed funds sold	90,969	82,790	90,128	89,789	85,240
Total loans & leases	771,883	696,615	644,433	557,659	516,336
Loans held for sale	4,445	3,940	4,434	7,516	5,168
Allowance for loan losses	8,167	7,930	7,725	6,990	6,771
Total deposits	802,552	729,600	673,073	586,453	550,906
Advances from FHLB	16,000	18,500	26,500	35,000	30,000
Trust preferred securities	10,310	10,310	10,310	10,310	10,310
Total equity	130,435	94,000	86,548	81,241	75,683

*	Cash dividends on common shares divided by net income available to common

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

SB Financial Group, Inc. (“SB Financial”), is a financial holding company registered with the Federal Reserve Board and subject to regulation under the Bank Holding Company Act of 1956, as amended. Through its direct and indirect subsidiaries, SB Financial is engaged in commercial and retail banking, wealth management and private client financial services.

The following discussion provides a review of the consolidated financial condition and results of operations of SB Financial and its subsidiaries (collectively, the “Company”). This discussion should be read in conjunction with the Company’s consolidated financial statements and related footnotes as of and for the years ended December 31, 2018 and 2017.

Strategic Discussion

The focus and strategic goal of the Company is to grow into and remain a top decile (>90th percentile) independent financial services company. The Company intends to achieve and maintain that goal by executing our five key initiatives.

Increase profitability through ongoing diversification of revenue streams: For the twelve months ended December 31, 2018, the Company generated $16.6 million in revenue, or 33.3 percent of total operating revenue from fee-based products. These revenue sources include fees generated from saleable residential mortgage loans, retail deposit products, wealth management services, saleable business-based loans (small business and farm service) and the sale of our item processing subsidiary. For the twelve months ended December 31, 2017, the Company generated $17.2 million in revenue from fee-based products, or 37.2 percent of total operating revenue.

Strengthen our penetration in all markets served: Over our 116-year history of continuous operation in Northwest Ohio, we have established a significant presence in our traditional markets in Defiance, Fulton, Paulding and Williams counties in Ohio. In our newer markets of Bowling Green, Columbus, Findlay, Toledo (Ohio) and Ft. Wayne (Indiana), our current market penetration is minimal but we believe our potential for growth is significant. We continue to seek to expand this presence and penetration in all of our markets.

Expand product utilization by new and existing customers: As of December 31, 2018, we served 29,562 households and provided 87,202 products and services to these households. Our strategy is to continue to expand the scope of our relationship with each household via our dynamic “on-boarding” process. Proactively identifying client needs is a key ingredient of our value proposition. As of December 31, 2017, we served 28,590 households and provided 83,593 products and services to these households.

Deliver gains in operational excellence: Our management team believes that becoming and remaining a high-performance financial services company will depend upon seamlessly and consistently delivering operational excellence, as demonstrated by the Company’s leadership in the origination and servicing of residential mortgage loans. As of December 31, 2018, the Company serviced 7,586 residential mortgage loans with a principal balance of $1,084.7 million. As of December 31, 2017, the Company serviced 7,051 loans with a principal balance of $994.9 million.

Sustain asset quality: As of December 31, 2018, the Company’s asset quality metrics remained strong. Specifically, total nonperforming assets were $4.0 million, or 0.40 percent of total assets. Total delinquent loans at December 31, 2018 were 0.65 percent of total loans. As of December 31, 2017, the Company had total nonperforming assets of $3.9 million, or 0.44 percent of total assets. Total delinquent loans at December 31, 2017 were 0.42 percent of total loans.

Critical Accounting Policies

The accounting and reporting policies of the Company are in accordance with generally accepted accounting principles in the United States and conform to general practices within the banking industry. The Company’s significant accounting policies are described in detail in the notes to the Company’s consolidated financial statements for the years ended December 31, 2018 and 2017. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. The Company’s financial position and results of operations can be affected by these estimates and assumptions and are integral to the understanding of reported results. Critical accounting policies are those policies that management believes are the most important to the portrayal of the Company’s financial condition and results, and they require management to make estimates that are difficult, subjective or complex.

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

Deferred Tax Liability: The Company has evaluated its deferred tax liability to determine if it is more likely than not that the liability will be realized in the future. The Company’s most recent evaluation has determined that the Company will more likely than not be able to realize the remaining deferred tax liability.

Income Tax Accounting: The Company files a consolidated federal income tax return. The provision for income taxes is based upon income in the consolidated financial statements, rather than amounts reported on our income tax return. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in rates on the deferred tax assets and liabilities is recognized as income or expense in the period that includes the enactment date.

Changes in Financial Condition

Total assets at December 31, 2018, were $986.8 million, compared to $876.6 million at December 31, 2017. Loans (excluding loans held for sale) were $771.9 million at December 31, 2018, compared to $696.6 million at December 31, 2017. Total deposits were $802.6 million at December 31, 2018, compared to $729.6 million at December 31, 2017.

Total equity was $130.4 million at December 31, 2018, up from $94.0 million at December 31, 2017. The $36.4 million increase in equity, which reflected a 38.8 percent increase over 2017, was primarily the result of a common capital raise completed in February 2018, which netted $28.0 million. In addition, net income less dividends increase retained earnings by $8.6 million for 2018.

Total loans	Years Ended December 31,
($ in thousands)	2018	2017	% Change
Commercial business & agriculture	$179,652	$153,988	16.7%
Commercial real estate	340,791	332,154	2.6%
Residential real estate	187,104	150,854	24.0%
Consumer & other	64,336	59,619	7.9%
Loans held for investment	$771,883	$696,615	10.8%

Loans held for sale	$4,445	$3,940	12.8%

Total deposits	2018	2017	% Change
Noninterest bearing demand	$144,592	$135,592	6.6%
Interest-bearing demand	130,628	131,079	-0.3%
Savings & money market	285,870	245,111	16.6%
Time deposits	241,462	217,818	10.9%
Total deposits	$802,552	$729,600	10.0%

Total shareholders’ equity	$130,435	$94,000	38.8%

Loans held for investment increased $75.3 million, or 10.8 percent, to $771.9 million at December 31, 2018. The largest component of this increase was in residential real estate loans, which rose $36.3 million, followed by commercial loans, which rose $25.6 million.

Deposits increased $73.0 million, or 10.0 percent, to $802.6 million at December 31, 2018. Deposit growth for the year included $9.0 million in noninterest demand deposits and $39.6 million in money market deposits.

Stockholders’ equity at December 31, 2018, was $130.4 million or 13.2 percent of total assets compared to $94.0 million or 10.7 percent of total assets at December 31, 2017.

Asset Quality	Years Ended December 31,
($ in thousands)	2018	2017	% Change
Nonaccruing loans	$2,906	$2,704	7.5%
Accruing restructured loans (TDRs)	928	1,129	-17.8%
OREO & repossessed assets	131	26	403.8%
Nonperforming assets	3,965	3,859	2.7%
Net charge offs	362	196	84.7%
Loan loss provision	600	400	50.0%
Allowance for loan losses	8,167	7,930	3.0%

Nonperforming assets/total assets	0.40%	0.44%	-9.1%
Net charge offs/average loans	0.05%	0.03%	66.7%
Allowance/loans	1.06%	1.14%	-7.1%
Allowance/nonperforming loans	213.02%	206.89%	3.0%

Nonperforming assets consisting of loans, Other Real Estate Owned (“OREO”) and accruing TDRs totaled $4.0 million, or 0.40 percent of total assets at December 31, 2018, an increase of $0.1 million or 2.7 percent from 2017. Net charge offs were up during 2018, at $0.36 million, which was a $0.17 million increase compared to 2017. The Company’s loan loss allowance at December 31, 2018, now covers nonperforming loans at 213 percent, up from 207 percent at December 31, 2017.

Regulatory capital reporting is required for State Bank only, as the Company is now exempt from quarterly regulatory capital level measurement pursuant to the Small Banking Holding Company Policy Statement. As of December 31, 2018, State Bank met all regulatory capital levels required to be considered well-capitalized (See Note 15 to the Consolidated Financial Statements).

Earnings Summary – 2018 vs. 2017

Net income for 2018 was $11.6 million, and net income available to common shareholders was $10.7 million, or $1.51 per diluted share, compared with net income of $11.1 million and net income available to common of $10.1 million, or $1.74 per diluted share, for 2017. The Company’s 2018 results reflect the issuance of 1.66 million new shares in the first quarter. The Company’s 2017 results included a $1.7 million one-time reduction in tax expense due to the enactment in December 2017 of the TCJA. State Bank reported net income for 2018 of $12.9 million, which was up from the $12.3 million in net income in 2017. RDSI reported net income for 2018 of $0.1 million, compared to a net loss of $0.2 million reported for 2017.

Positive results for 2018 included loan growth of $75.3 million, and deposit growth of $73.0 million. The mortgage banking business line continues to contribute significant revenues, with residential real estate loan production of $342.1 million for the year, resulting in $6.9 million of revenue from gains on sale. The level of mortgage origination was up from the $315.8 million in 2017. The Company’s loans serviced for others ended the year at $1,084.7 million, up from $994.9 million at December 31, 2017.

Operating revenue was up compared to the prior year by $4.3 million, or 9.4 percent, due to higher margin income due to $75.3 million in balance sheet loan growth, in addition to the sale of our item processing business netted $0.4 million in revenue. Net interest margin on a fully tax equivalent basis (“FTE”) for 2018 was 3.95 percent, up 17 basis points from 2017.

Operating expense was up compared to the prior year by $3.3 million, or 10.4 percent, due to compensation and fringe benefit cost increases as a result of higher staffing levels. Net charge offs for 2018 of $0.4 million resulted in a loan loss provision of $0.6 million, which was up from the $0.2 million of chargeoffs and $0.4 million of loan loss provision in 2017.

Results of Operations

	Years Ended December 31,
($ in thousands, except per share data)	2018	2017	% Change
Total assets	$986,828	$876,627	12.6%
Total investments	90,969	82,790	9.9%
Loans held for sale	4,445	3,940	12.8%
Loans, net of unearned income	771,883	696,615	10.8%
Allowance for loan losses	8,167	7,930	3.0%
Total deposits	802,552	729,600	10.0%

Total operating revenue	$49,891	$45,603	9.4%
Net interest income	33,267	28,386	17.2%
Loan loss provision	600	400	50.0%
Noninterest income	16,624	17,217	-3.4%
Noninterest expense	34,847	31,578	10.4%
Net income	11,638	11,065	5.2%
Net income available to common shareholders	10,663	10,090	5.7%
Diluted earnings per share	1.51	1.74	-13.1%

Net Interest Income

Net Interest Income	Years Ended December 31,
($ in thousands)	2018	2017	% Change
Total net interest income	$33,267	$28,386	17.2%

Net interest income was $33.3 million for 2018 compared to $28.4 million for 2017, an increase of $4.9 million or 17.2 percent. Average earning assets increased to $845.7 million in 2018, compared to $759.7 million in 2017, an increase of $86.0 million or 11.3 percent due to higher loan volume. The consolidated 2018 full year net interest margin (FTE) increased 17 basis points to 3.95 percent compared to 3.78 percent for the full year of 2017.

Provision for loan losses of $0.6 million was taken in 2018 compared to $0.4 million taken for 2017. The $0.2 million increase was due to the higher level of net charge offs. For 2018, net charge offs totaled $0.4 million, or 0.05 percent of average loans. This charge off level was higher than 2017, in which net charge offs were $0.2 million or 0.03 percent of average loans.

Noninterest Income	Years Ended December 31,
($ in thousands)	2018	2017	% Change
Wealth management fees	$2,871	$2,777	3.4%
Customer service fees	2,670	2,671	0.0%
Gains on sale of residential loans & OMSR’s	6,870	7,132	-3.7%
Mortgage loan servicing fees, net	1,296	1,316	-1.5%
Gains on sale of non-mortgage loans	1,230	1,272	-3.3%
Data service fees	-	738	N/M
Gains on sale of securities	70	119	-41.2%
Other	1,617	1,192	35.7%

Total noninterest income	$16,624	$17,217	-3.4%

Total noninterest income was $16.6 million for 2018 compared to $17.2 million for 2017, representing a decline of $0.6 million, or 3.5 percent, year-over-year. This decrease was driven by a 3.7 percent decrease in gains on sale of residential real estate loans and the sale of our item processing business. The Company sold $260.7 million of originated mortgages into the secondary market, which allowed our serviced loan portfolio to grow to $1,084.7 million at December 31, 2018 from $994.9 million at December 31, 2017. The higher servicing balance of the portfolio led to the 9.1 percent increase in mortgage loan serving income.

Noninterest Expense	Years Ended December 31,
($ in thousands)	2018	2017	% Change
Salaries & employee benefits	$20,620	$18,646	10.6%
Professional fees	1,848	1,774	4.2%
Occupancy & equipment expense	5,286	5,020	5.3%
Marketing expense	884	734	20.4%
All other	6,209	5,404	14.9%

Total noninterest expense	$34,847	$31,578	10.4%

Total noninterest expense was $34.8 million for 2018 compared to $31.6 million for 2017, representing a $3.2 million, or 10.4 percent, increase year-over-year. Total full-time equivalent employees ended 2018 at 250, which was up 10 from year end 2017.

Salaries and benefits were driven by higher personnel in small business lending, compliance and operations. Marketing costs were higher due to expanded campaigns and higher sales staff needing support. Our professional fees were higher due to greater regulatory requirements based on market capitalization thresholds and costs associated with the sale of the DCM division of RDSI.

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

Positive results for 2017 included loan growth of $52.2 million, and deposit growth of $56.5 million. The mortgage banking business line continued to contribute significant revenues, with residential real estate loan production of $315.8 million for the year, resulting in $7.1 million of revenue from gains on sale. The level of mortgage origination was down from the $382.8 million in 2016. The Company’s loans serviced for others ended the year at $994.9 million, up from $899.7 million at December 31, 2016.

Operating revenue was up compared to the prior year by $1.9 million, or 4.3 percent, due to SBA gains, wealth management income and $52.2 million in balance sheet loan growth. Net interest margin (FTE) for 2017 was 3.78 percent, up 3 basis points from 2016.

Operating expense was up compared to the prior year by $1.50 million, or 4.90 percent, due to compensation and fringe benefit cost increases as a result of higher staffing levels. Net charge offs for 2017 of $0.20 million resulted in a loan loss provision of $0.40 million, which was down from the $0.02 million and $0.75 million, respectively, in 2016.

Goodwill, Intangibles and Capital Purchases

The Company completed its most recent annual goodwill impairment test as of December 31, 2018. At December 31, 2018, the Company’s reporting unit had positive equity and the Company elected to perform a qualitative assessment to determine if it was more likely than not that the fair value of the reporting unit exceeded its carrying value, including goodwill. The qualitative assessment indicated that it was more likely than not that the fair value of the reporting unit exceeded its carrying value, resulting in no impairment.

Management plans to purchase additional premises and equipment and improve current facilities to meet the current and future needs of the Company’s customers. These purchases will include buildings, leasehold improvements, furniture and equipment. Management expects that cash on hand and cash generated from current operations will fund these capital expenditures and purchases.

Liquidity

Liquidity relates primarily to the Company’s ability to fund loan demand, meet deposit customers’ withdrawal requirements and provide for operating expenses. Sources used to satisfy these needs consist of cash and due from banks, interest-bearing deposits in other financial institutions, securities available-for-sale, loans held for sale and borrowings from various sources. These assets, excluding the borrowings, are commonly referred to as liquid assets. Liquid assets were $143.8 million at December 31, 2018, compared to $113.3 million at December 31, 2017.

The Company’s commercial real estate, first mortgage residential, agricultural and multi-family mortgage portfolio of $579.9 million at December 31, 2018, can and is readily used to collateralize borrowings, which is an additional source of liquidity. Management believes the Company’s current liquidity level, without these borrowings, is sufficient to meet its current and anticipated liquidity needs. At December 31, 2018, all eligible commercial real estate, residential first, multi-family mortgage and agricultural loans were pledged under a Federal Home Loan Bank (“FHLB”) blanket lien.

Significant additional off-balance-sheet liquidity is available in the form of FHLB advances, unused federal funds lines from correspondent banks and the national certificate of deposit market. Management expects the risk of changes in off-balance-sheet arrangements to be immaterial to earnings. Based on the current collateralization requirements of the FHLB, approximately $98.9 million of additional borrowing capacity existed at December 31, 2018.

At December 31, 2018 and 2017, the Company had $41.0 and $38.0 million in federal funds lines available, respectively. The Company also had $42.3 million in unpledged securities at December 31, 2018 available for additional borrowings.

The cash flow statements for the periods presented provide an indication of the Company’s sources and uses of cash as well as an indication of the ability of the Company to maintain an adequate level of liquidity. A discussion of the cash flow statements for 2018 and 2017 follows:

The Company experienced positive cash flows from operating activities in 2018 and 2017. Net cash from operating activities was $13.9 and $9.8 million for the years ended December 31, 2018 and 2017, respectively. Significant operating items for 2018 included gain on sale of loans of $8.1 million and net income of $11.6 million. Cash provided by the sale of loans held for sale were $275.6 million. Cash used in the origination of loans held for sale were $271.1 million.

The Company experienced negative cash flows from investing activities in 2018 and 2017. Net cash used in investing activities was $87.6 and $49.5 million for the years ended December 31, 2018 and 2017, respectively. The changes for 2018 include the purchase of available-for-sale securities of $29.3 million, and net increase in loans of $76.5 million. The changes for 2017 include the purchase of available-for-sale securities of $29.8 million and net increase in loans of $51.2 million. The Company had proceeds from repayments, maturities, sales and calls of securities of $20.2 and $36.5 million in 2018 and 2017, respectively. The Company purchased $3.0 million in bank owned life insurance in 2017 and had proceeds from life insurance contracts of $0.7 million.

The Company experienced positive cash flows from financing activities in 2018 and 2017. Net cash from financing activities was $95.5 and $49.3 million for the years ended December 31, 2018 and 2017, respectively. Positive cash flows of $72.9 and $56.5 million is attributable to the change in deposits for 2018 and 2017, respectively.

The Company uses an Economic Value of Equity (“EVE”) analysis to measure risk in the balance sheet incorporating all cash flows over the estimated remaining life of all balance sheet positions. The EVE analysis calculates the net present value of the Company’s assets and liabilities in rate shock environments that range from -400 basis points to +400 basis points. The likelihood of a decrease in rates is remote given the current interest rate environment and therefore, only the minus 100 & 200 basis point rate change was included in the EVE analysis for 2018. Due to the interest rate environment experienced for 2017, the minus 200 basis point rate change was not considered. The results of this analysis are reflected in the following table.

Economic Value of Equity
December 31, 2018
($ in thousands)
Change in rates	$ Amount	$ Change	% Change
+400 basis points	$213,477	$19,568	10.09%
+300 basis points	210,068	16,158	8.33%
+200 basis points	205,673	11,763	6.07%
+100 basis points	200,400	6,490	3.35%
Base Case	193,910	-	-
-100 basis points	184,172	(9,738)	-5.02%
-200 basis points	170,293	(23,617)	-12.18%

Economic Value of Equity
December 31, 2017
($ in thousands)
Change in rates	$ Amount	$ Change	% Change
+400 basis points	$182,859	$27,297	17.55%
+300 basis points	177,619	22,058	14.18%
+200 basis points	171,759	16,197	10.41%
+100 basis points	164,348	8,786	5.65%
Base Case	155,562	-	-
-100 basis points	145,678	(9,884)	-6.35%

Tabular Disclosure of Contractual Obligations

The following table details the Company’s contractual obligations as of December 31, 2018, which were comprised of long-term debt obligations, other debt obligations, operating lease obligations and other long-term liabilities. Long-term debt obligations are comprised of FHLB Advances of $16.0 million. Other debt obligations are comprised of Trust Preferred securities of $10.3 million and operating leases of $0.4 million. The other long-term liabilities include time deposits of $241.5 million.

	Payment due by period
($ in thousands)		Less than	1 - 3	3 - 5	More than
Contractual obligations	Total	1 year	years	years	5 years

Long-term debt obligations	$16,000	$-	$10,500	$5,500	$-
Other debt obligations	10,310	-	-	-	10,310
Operating lease obligations	405	184	199	22	-

Other long-term liabilities
Reflected on the registrant’s balance sheet under GAAP	241,462	144,833	77,947	18,299	383

Total	$268,177	$145,017	$88,646	$23,821	$10,693

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Asset liability management involves developing, executing and monitoring strategies to maintain appropriate liquidity, maximize net interest income and minimize the impact that significant fluctuations in market interest rates would have on current and future earnings. The business of the Company and the composition of its balance sheet consist of investments in interest-earning assets (primarily loans, mortgage-backed securities, and securities available-for-sale) which are primarily funded by interest-bearing liabilities (deposits and borrowings). With the exception of specific loans which are originated and held for sale, all of the financial instruments of the Company are for other than trading purposes. All of the Company’s transactions are denominated in U.S. dollars with no specific foreign exchange exposure. In addition, the Company has limited exposure to commodity prices related to agricultural loans. The impact of changes in foreign exchange rates and commodity prices on interest rates are assumed to be insignificant. The Company’s financial instruments have varying levels of sensitivity to changes in market interest rates resulting in market risk. Interest rate risk is the Company’s primary market risk exposure; to a lesser extent, liquidity risk also impacts market risk exposure.

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

The FRB together with the OCC and the FDIC adopted a Joint Agency Policy Statement on interest rate risk effective June 26, 1996. The policy statement provides guidance to examiners and bankers on sound practices for managing interest rate risk, which will form the basis for ongoing evaluation of the adequacy of interest rate risk management at supervised institutions. The policy statement also outlines fundamental elements of sound management that have been identified in prior Federal Reserve guidance and discusses the importance of these elements in the context of managing interest rate risk. Specifically, the guidance emphasizes the need for active board of director and senior management oversight and a comprehensive risk management process that effectively identifies, measures and controls interest rate risk.

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

There are several ways an institution can manage interest rate risk including: 1) matching repricing periods for new assets and liabilities, for example, by shortening or lengthening terms of new loans, investments, or liabilities; 2) selling existing assets or repaying certain liabilities; and 3) hedging existing assets, liabilities, or anticipated transactions. An institution might also invest in more complex financial instruments intended to hedge or otherwise change interest rate risk. Interest rate swaps, futures contracts, options on futures contracts, and other such derivative financial instruments can be used for this purpose. Because these instruments are sensitive to interest rate changes, they require management’s expertise to be effective. The Company has not purchased derivative financial instruments in the past, but during 2018 and 2017 the Company entered into interest rate swap agreements as an accommodation to certain loan customers (see Note 6 to the Consolidated Financial Statements). The Company may purchase such instruments in the future if market conditions are favorable.

The following table details quantitative disclosures of market risk and provides information about the Company’s financial instruments used for purposes other than trading that are sensitive to changes in interest rates as of December 31, 2018. The table does not present when these items may actually reprice. For loans receivable, securities, and liabilities with contractual maturities, the table presents principal cash flows and related weighted-average interest rates by contractual maturities as well as the historical impact of interest rate fluctuations on the prepayment of loans and mortgage backed securities. For core deposits (demand deposits, interest-bearing checking, savings, and money market deposits) that have no contractual maturity, the table presents principal cash flows and applicable related weighted-average interest rates based upon the Company’s historical experience, management’s judgment and statistical analysis, as applicable, concerning their most likely withdrawal behaviors. The current historical interest rates for core deposits have been assumed to apply for future periods in this table as the actual interest rates that will need to be paid to maintain these deposits are not currently known. Weighted-average variable rates are based upon contractual rates existing at the reporting date.

Principal/Notional Amount Maturing or Assumed to be Withdrawn in:

($ in thousands)	2019	2020	2021	2022	2023	Thereafter	Total
Rate sensitive assets
Variable rate loans	$62,787	$27,542	$15,063	$13,284	$5,554	$44,520	$168,750
Average interest rate	5.76%	5.70%	5.62%	5.39%	5.27%	4.93%	5.47%
Adjustable rate loans	36,058	29,329	28,495	25,167	23,607	229,420	372,076
Average interest rate	4.62%	4.66%	4.47%	4.53%	4.58%	4.43%	4.48%
Fixed rate loans	31,493	27,142	17,795	29,618	18,744	106,266	231,057
Average interest rate	5.28%	4.37%	4.43%	4.30%	4.56%	4.66%	4.64%
Total loans	130,338	84,013	61,352	68,069	47,905	380,206	771,883
Average interest rate	5.33%	4.91%	4.74%	4.60%	4.65%	4.55%	4.75%
Fixed rate investment securities	15,292	13,204	12,310	7,478	9,677	30,774	88,735
Average interest rate	2.01%	2.11%	2.58%	2.53%	2.62%	3.05%	2.57%
Variable rate investment securities	924	156	164	172	176	4,835	6,427
Average interest rate	-1.94%	3.58%	3.55%	3.55%	3.58%	2.88%	2.26%
Fed funds sold & other	-	-	-	-	-	-	-
Average interest rate	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Total rate sensitive assets	$146,554	$97,373	$73,826	$75,719	$57,762	$415,810	$867,045
Average interest rate	4.94%	4.53%	4.37%	4.39%	4.31%	4.42%	4.51%

Rate sensitive liabilities
Demand - noninterest bearing	$20,410	$17,528	$15,053	$12,929	$11,103	$67,569	$144,592
Demand - interest-bearing	15,541	13,691	12,062	10,627	9,364	69,343	130,628
Average interest rate	0.05%	0.05%	0.05%	0.05%	0.05%	0.05%	0.05%
Money market accounts	22,743	19,891	17,400	15,217	13,311	92,864	181,426
Average interest rate	1.21%	1.21%	1.21%	1.21%	1.21%	1.21%	1.21%
Savings	37,848	8,632	7,515	6,540	5,692	38,217	104,444
Average interest rate	0.48%	0.48%	0.48%	0.48%	0.48%	0.48%	0.48%
Certificates of deposit	149,497	52,042	21,368	16,592	1,579	384	241,462
Average interest rate	1.77%	1.89%	1.84%	2.49%	0.92%	2.53%	1.85%
Fixed rate FHLB advances	6,500	9,500	-	-	-	-	16,000
Average interest rate	1.85%	1.84%	0.00%	0.00%	0.00%	0.00%	1.84%
Variable rate FHLB advances	-	-	-	-	-	-	-
Average interest rate	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Fixed rate notes payable	-	-	-	-	-	-	-
Average interest rate	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Variable rate notes payable	-	-	-	-	-	10,310	10,310
Average interest rate	0.00%	0.00%	0.00%	0.00%	0.00%	4.59%	4.59%
Fed funds purchased, repos & other	15,184	-	-	-	-	-	15,184
Average interest rate	0.49%	0.00%	0.00%	0.00%	0.00%	0.00%	0.49%
Total rate sensitive liabilities	$267,723	$121,284	$73,398	$61,905	$41,049	$278,687	$844,046
Average interest rate	1.24%	1.19%	0.88%	1.03%	0.51%	0.65%	0.96%

Comparison of 2018 to 2017

	First	Years
($ in thousands)	Year	2 - 5	Thereafter	Total
Total rate sensitive assets:
December 31, 2018	$146,554	$304,681	$415,810	$867,045
December 31, 2017	148,826	281,408	356,859	787,094
Increase (decrease)	$(2,272)	$23,273	$58,951	$79,951

Total rate sensitive liabilities:
December 31, 2018	$267,723	$297,636	$278,687	$844,046
December 31, 2017	215,854	302,534	255,104	773,492
Increase (decrease)	$51,869	$(4,898)	$23,583	$70,554

The above table reflects expected maturities, not expected repricing. The contractual maturities adjusted for anticipated prepayments and anticipated renewals at current interest rates, as shown in the preceding table, are only part of the Company’s interest rate risk profile. Other important factors include the ratio of rate-sensitive assets to rate-sensitive liabilities (which takes into consideration loan repricing frequency but not when deposits may be repriced) and the general level and direction of market interest rates. For core deposits, the repricing frequency is assumed to be longer than when such deposits actually reprice. For some rate-sensitive liabilities, their repricing frequency is the same as their contractual maturity. For variable-rate loans receivable, repricing frequency can be daily or monthly. For adjustable-rate loans receivable, repricing can be as frequent as annually for loans whose contractual maturities range from one to thirty years.

The Company manages its interest rate risk by the employment of strategies to assure that desired levels of both interest-earning assets and interest-bearing liabilities mature or reprice with similar time frames. Such strategies include: 1) loans receivable which are renewed (and repriced) annually, 2) variable rate loans, 3) certificates of deposit with terms from one month to six years, 4) securities available-for-sale which mature at various times primarily from one through ten years, 5) federal funds borrowings with terms of one day to 90 days, and 6) FHLB borrowings with terms of one day to ten years.

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

SB Financial Group, Inc.

Consolidated Balance Sheets

at December 31,

($ in thousands)

Assets	2018	2017

Cash and due from banks	$48,363	$26,616
Available-for-sale securities	90,969	82,790
Loans held for sale	4,445	3,940
Loans, net of unearned income	771,883	696,615
Allowance for loan losses	(8,167)	(7,930)
Premises and equipment, net	22,084	21,277
Federal Reserve and Federal Home Loan Bank Stock, at cost	4,123	3,748
Foreclosed assets held for sale, net	131	26
Interest receivable	2,822	1,825
Goodwill and other intangibles	16,401	16,411
Cash value of life insurance	16,834	16,479
Mortgage servicing rights	11,365	9,907
Other assets	5,575	4,923

Total assets	$986,828	$876,627

Liabilities and shareholders’ equity

Liabilities
Deposits
Non interest bearing demand	$144,592	$135,592
Interest bearing demand	130,628	131,079
Savings	104,444	103,267
Money market	181,426	141,844
Time deposits	241,462	217,818
Total deposits	802,552	729,600

Repurchase agreements	15,184	15,082
Federal Home Loan Bank advances	16,000	18,500
Trust preferred securities	10,310	10,310
Interest payable	909	592
Other liabilities	11,438	8,543
Total liabilities	856,393	782,627

Commitments & Contingent Liabilities

Stockholders’ Equity
Preferred shares, no par value; authorized 200,000 shares; 2018 - 14,995 shares outstanding, 2017 - 15,000 shares outstanding	13,979	13,983
Common shares, no par value; 10,000,000 shares; 5,027,433 shares issued authorized 10,000,000 shares; 2018 - 6,694,598 shares issued, 2017 - 5,027,433 shares issued	40,485	12,569
Additional paid-in capital	15,226	15,405
Retained earnings	64,012	55,439
Accumulated other comprehensive loss	(552)	(141)
Treasury stock, at cost;
(2018 - 191,348 common shares, 2017 - 234,787 common shares)	(2,715)	(3,255)
Total stockholders’ equity	130,435	94,000
Total liabilities and stockholders’ equity	$986,828	$876,627

See Notes to Consolidated Financial Statements

SB Financial Group, Inc.

Consolidated Statements of Income

Years Ended December 31,

($ in thousands except per share data)	2018	2017
Interest Income
Loans
Taxable	$36,268	$29,792
Tax exempt	154	85
Securities
Taxable	2,618	2,076
Tax exempt	439	527
Total interest income	39,479	32,480

Interest Expense
Deposits	5,314	3,456
Repurchase agreements & other	37	15
Federal Home Loan Bank advances	460	320
Trust preferred securities	401	303
Total interest expense	6,212	4,094

Net Interest Income	33,267	28,386
Provision for loan losses	600	400
Net interest income after provision for loan losses	32,667	27,986

Noninterest Income
Wealth management fees	2,871	2,777
Customer service fees	2,670	2,671
Gain on sale of mortgage loans & OMSR’s	6,870	7,132
Mortgage loan servicing fees, net	1,296	1,316
Gain on sale of non-mortgage loans	1,230	1,272
Data service fees	-	738
Net gain on sales of securities	70	119
Gain on sale of assets	35	6
Other	1,582	1,186
Total noninterest income	16,624	17,217

Noninterest Expense
Salaries and employee benefits	20,620	18,646
Net occupancy expense	2,397	2,260
Equipment expense	2,889	2,760
Data processing fees	1,811	1,558
Professional fees	1,848	1,774
Marketing expense	884	734
Telephone and communications	495	462
Postage and delivery expense	286	454
State, local and other taxes	719	699
Employee expense	912	797
Other expenses	1,986	1,434
Total noninterest expense	34,847	31,578

Income before income tax	14,444	13,625

Provision for income taxes	2,806	2,560

Net income	$11,638	$11,065

Preferred Share Dividends	975	975

Net Income available to Common Shareholders	$10,663	$10,090

Basic Earnings Per Common Share	$1.72	$2.10

Diluted Earnings Per Common Share	$1.51	$1.74

See Notes to Consolidated Financial Statements

Consolidated Statements of Comprehensive Income

Years Ended December 31,

($ in thousands)	2018	2017	2016

Net income	$11,638	$11,065	$8,784
Other comprehensive income:
Available-for-sale investment securities:
Gross unrealized holding loss arising in the period	(590)	(374)	(1,170)
Related tax benefit	124	126	398
Less: reclassification adjustment for gain realized in income	70	119	262
Related tax expense	(15)	(40)	(89)
Net effect on other comprehensive income	(411)	(169)	(599)
Total comprehensive income	$11,227	$10,896	$8,185

See Notes to Consolidated Financial Statements

Consolidated Statements of Stockholders’ Equity

Years Ended December 31,

($ in thousands, except	Preferred	Common	Additional Paid-in	Retained	Accumulated Other Comprehensive	Treasury
per share data)	Stock	Stock	Capital	Earnings	Loss	Stock	Total

Balance, January 1, 2018	$13,983	$12,569	$15,405	$55,439	$(141)	$(3,255)	$94,000
Net income				11,638			11,638
Common stock issuance (1,666,666 shares)		27,912					27,912
Conversion of preferred to common	(4)	4					-
Other comprehensive loss					(411)		(411)
Dividends on common, $0.32 per share				(2,090)			(2,090)
Dividends on preferred, $0.65 per share				(975)			(975)
Restricted stock vesting			(257)			257	-
Stock options exercised			(200)			392	192
Repurchased stock						(109)	(109)
Stock based compensation expense			278				278
Balance, December 31, 2018	$13,979	$40,485	$15,226	$64,012	$(552)	$(2,715)	$130,435

Balance, January 1, 2017	$13,983	$12,569	$15,362	$46,688	$51	$(2,105)	$86,548
Net income				11,065			11,065
Reclassification of stranded tax effects due to TCJA				23	(23)		-
Other comprehensive loss					(169)		(169)
Dividends on common, $0.28 per share				(1,362)			(1,362)
Dividends on preferred, $0.65 per share				(975)			(975)
Restricted stock vesting			(144)			144	-
Stock options exercised			(116)			491	375
Stock buyback						(1,785)	(1,785)
Share based compensation expense			303				303
Balance, December 31, 2017	$13,983	$12,569	$15,405	$55,439	$(141)	$(3,255)	$94,000

See Notes to Consolidated Financial Statements

SB Financial Group, Inc.

Consolidated Statements of Cash Flows

Years Ended December 31,

($ in thousands)
	2018	2017
Operating Activities
Net Income	$11,638	$11,065
Items not requiring (providing) cash
Depreciation and amortization	1,693	1,566
Provision for loan losses	600	400
Expense of share-based compensation plan	278	303
Amortization of premiums and discounts on securities	355	547
Amortization of intangible assets	10	11
Amortization of originated mortgage servicing rights	1,230	1,132
Deferred income taxes	324	(788)
Proceeds from sale of loans held for sale	275,604	259,119
Originations of loans held for sale	(271,067)	(253,840)
Gain from sale of loans	(8,100)	(8,404)
Gain on sales of assets	(35)	(6)
Net gains on sales of securities	(70)	(119)
Originated mortgage servicing rights impairment, net	61	(77)
Changes in
Interest receivable	(997)	(313)
Other assets	(562)	(1,760)
Interest payable & other liabilities	2,888	967
Net cash provided by operating activities	13,850	9,803

Investing Activities
Purchases of available-for-sale securities	(29,281)	(29,849)
Proceeds from maturities of available-for-sale securities	18,042	22,016
Proceeds from sales of available-for-sale securities	2,185	14,488
Net change in loans	(76,503)	(51,202)
Purchase of premises, equipment	(1,999)	(3,714)
Proceeds from sales of premises, equipment	134	-
Proceeds from bank owned life insurance	-	665
Purchase of bank owned life insurance	-	(3,000)
Purchase of Federal Reserve Stock	(375)	-
Proceeds from sale of foreclosed assets	210	1,067
Net cash used in investing activities	(87,587)	(49,529)

Financing Activities
Net increase in demand deposits, money market, interest checking & savings accounts	49,308	36,425
Net increase in certificates of deposit	23,644	20,102
Net increase in securities sold under agreements to repurchase	102	4,550
Proceeds from Federal Home Loan Bank advances	13,000	5,000
Repayment of Federal Home Loan Bank advances	(15,500)	(13,000)
Net proceeds from share-based compensation plans	192	375
Stock repurchase plan	(109)	(1,785)
Issuance of common shares	27,912	-
Dividends on common shares	(2,090)	(1,362)
Dividends on preferred shares	(975)	(975)
Net cash provided by financing activities	95,484	49,330
Increase in cash and cash equivalents	21,747	9,604
Cash and cash equivalents, beginning of year	26,616	17,012
Cash and cash equivalents, end of year	$48,363	$26,616
Supplemental cash flow information
Interest paid	$5,895	$3,910
Income taxes paid	$1,870	$3,105
Transfer of loans to foreclosed assets	$201	$95
Transfer of loans to premises and equipment	$670	$-

See Notes to Consolidated Financial Statements

SB Financial Group, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2018 and 2017

Note 1: Organization and Summary of Significant Accounting Policies

Organization and Nature of Operations

SB Financial Group, Inc. (the “Company”) is a financial holding company whose principal activity is the ownership and management of its wholly-owned subsidiaries, The State Bank and Trust Company (“State Bank”), RFCBC, Inc. (“RFCBC”), Rurbanc Data Services, Inc. dba RDSI Banking Systems (“RDSI”), and Rurban Statutory Trust II (“RST II”). State Bank owns all the outstanding stock of Rurban Mortgage Company (“RMC”), and State Bank Insurance, LLC (“SBI”). The Company is primarily engaged in providing a full range of banking and wealth management services to individual and corporate customers primarily located in Ohio, Indiana, and Michigan. The Company is subject to competition from other financial institutions, and regulated by certain federal and state agencies and undergoes periodic examinations by those regulatory authorities.

Principles of Consolidation

The Consolidated Financial Statements include the accounts of the Company, State Bank, RFCBC, RDSI, RMC, and SBI. All significant intercompany accounts and transactions were eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses, loan servicing rights, and fair value of financial instruments.

Cash Equivalents

The Company considers all liquid investments with original maturities of three months or less to be cash equivalents. At December 31, 2018 and 2017, cash equivalents consisted primarily of interest-bearing and noninterest bearing demand deposit balances held by correspondent banks.

At December 31, 2018, none of the Company’s correspondent cash accounts exceeded federally insured limits. Additionally, the Company had approximately $32.8 million of cash held by the FRB and the FHLB, which is not federally insured.

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

When a loan moves to nonaccrual status, total unpaid interest accrued to date is reversed from income. Subsequent payments are applied to the outstanding principal balance with the interest portion of the payment recorded on the balance sheet as a contra-loan. Interest received on impaired loans may be realized once all contractual principal amounts are received or when a borrower establishes a history of six consecutive timely principal and interest payments. It is at the discretion of management to determine when a loan is placed back on accrual status upon receipt of six consecutive timely payments.

Large groups of smaller balance homogenous loans are collectively evaluated for impairment. Accordingly, individual consumer and residential loans are not separately identified for impairment measurements, unless such loans are the subject of a restructuring agreement due to financial difficulties of the borrower.

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

Federal Reserve Bank and Federal Home Loan Bank Stock

FRB and FHLB stock are required investments for institutions that are members of the FRB and FHLB systems. The required investment in the common stock is based on a predetermined formula, carried at cost and evaluated for impairment.

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

Mortgage Servicing Rights

Mortgage servicing assets are recognized separately when rights are acquired through purchase or through sale of financial assets. Under the servicing assets and liabilities accounting guidance, (Accounting Standards Codification “ASC” 806-50), servicing rights from the sale or securitization of loans originated by the Company are initially measured at fair value at the date of transfer. The Company subsequently measures each class of servicing asset using the amortization method. Under the amortization method, servicing rights are amortized in proportion to and over the period of estimated net servicing income. The amortized assets are assessed for impairment based on fair value at each reporting date.

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

Each class of separately recognized servicing assets subsequently measured using the amortization method is evaluated and measured for impairment. Impairment is determined by stratifying rights into tranches based on predominant characteristics, such as interest rate, loan type and investor type. Impairment is recognized through a valuation allowance for an individual tranche, to the extent that fair value is less than the carrying amount of the servicing assets for that tranche. The valuation allowance is adjusted to reflect changes in the measurement of impairment after the initial measurement of impairment. Changes in valuation allowances are reported with “Mortgage loan servicing fees, net” in the income statement. Fair value in excess of the carrying amount of servicing assets for that stratum is not recognized.

Servicing fee income is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal or a fixed amount per loan and are recorded as income when earned. The amortization of mortgage servicing rights is netted against loan servicing fee income.

Share-Based Employee Compensation Plan

At December 31, 2018 and 2017, the Company had a share-based employee compensation plan ( see Note 17 to the Consolidated Financial Statements).

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

Income Taxes

The Company accounts for income taxes in accordance with income tax accounting guidance (ASC 740). The income tax accounting guidance results in two components of income tax expense: current and deferred. Current income tax expense reflects taxes to be paid or refunded for the current period by applying the provisions of the enacted tax law to the taxable income or excess of deductions over revenues. The Company determines deferred income taxes using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is based on the tax effects of the differences between the book and tax bases of assets and liabilities, and enacted changes in tax rates and laws are recognized in the period in which they occur. Deferred income tax expense results from changes in deferred tax assets and liabilities between periods. Deferred tax assets are reduced by a valuation allowance if, based on the weight of evidence available, it is more likely than not that some portion or all of a deferred tax asset will not be realized.

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

The Company files consolidated income tax returns with its subsidiaries. With a few exceptions, the Company is no longer subject to U.S. Federal, State and Local examinations by tax authorities for the years before 2015. As of December 31, 2018, the Company had no uncertain income tax positions.

The Company uses the specific identification (or portfolio) method for reclassifying material stranded tax effects in Accumulated Other Consolidated Income (“AOCI”) to earnings.

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

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income, net of applicable income taxes. Other comprehensive income includes unrealized appreciation (depreciation) on available-for-sale securities, and unrealized and realized gains and losses in derivative financial instruments that qualify for hedge accounting. AOCI consists solely of the cumulative unrealized gains and losses on available-for-sale securities net of income tax.

New and applicable accounting pronouncements:

ASU No. 2018-07: Compensation – Stock Compensation (Topic 718)

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

ASU No. 2018-02: Income Statement – Reporting Comprehensive Income (Topic 220)

This ASU provides for the reclassification of stranded tax effects in AOCI, an option rather than a requirement; however, disclosure is required if not elected. The reclassification from accumulated other comprehensive income to retained earnings results from the newly elected Federal corporate income tax rate resulting from the TCJA enacted in December 2017. The Company has adopted this ASU on December 31, 2017 and reclassified approximately $23 thousand into retained earnings.

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

ASU No. 2016-02: Leases (Topic 842)

FASB issued ASU 2016-02, Leases. The new standard establishes a right-of-use asset model that requires a lessee to record an asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. An entity may adopt the new guidance either by restating prior periods and recording a cumulative effect adjustment at the beginning of the earliest comparative period presented or by recording a cumulative effect adjustment at the beginning of the period of adoption. The Company plans to apply the standard by recording a cumulative effect adjustment at January 1, 2019. As the Company owns most of its branch locations, this ASU applied primarily to operating leases and the impact of adoption of this ASU by the Company was not material and will result in a $0.4 million increase in assets and liabilities in the Company’s consolidated balance sheets upon adoption.

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

Accounting Standards not yet adopted:

ASU No. 2018-13: Fair Value Measurement - Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement (Topic 820)

The updated guidance improves the disclosure requirements on fair value measurements. The ASU removes certain disclosures required by Topic 820 related to transfers between Level 1 and Level 2 of the fair value hierarchy; the policy for timing of transfers between levels; the valuation processes for Level 3 fair value measurements; and for nonpublic entities, the changes in unrealized gains and losses for the period included in earnings for recurring Level 3 fair value measurements held at the end of the reporting period. The ASU modifies certain disclosures required by Topic 820 related to disclosure of transfers into and out of Level 3 of the fair value hierarchy and purchases and issues of Level 3 assets and liabilities for nonpublic entities; the requirement to disclose the timing of liquidation of an investee’s assets and the date when restrictions from redemption might lapse only if the investee has communicated the timing to the entity or announced the timing publicly for investments in certain entities that calculate net asset value; and clarification that the measurement uncertainty disclosure is to communicate information about the uncertainty in measurement as of the reporting date. The ASU adds certain disclosure requirements related to changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and the range and weighted-average of significant unobservable inputs used to develop Level 3 fair value measurements. For certain unobservable inputs, an entity may disclose other quantitative information in lieu of the weighted- average if the entity determines that other quantitative information would be a more reasonable and rational method to reflect the distribution of unobservable inputs used to develop Level 3 fair value measurements. The amendments in this update become effective for fiscal years, and interim periods within those fiscal years beginning after December 15, 2019. Early adoption is permitted. The Company is currently evaluating the impact of adopting the new guidance on the consolidated financial statements, but it is not expected to have a material impact.

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

In December 2018, the OCC, the Federal Reserve Board, and the FDIC approved a final rule to address changes to credit loss accounting under GAAP, including banking organizations’ implementation of CECL. The final rule provides banking organizations the option to phase in over a three-year period the day-one adverse effects on regulatory capital that may result from the adoption of the new accounting standard.

Note 2: Earnings Per Share

Earnings per common share (EPS) is computed using the two-class method. Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the applicable period, excluding participating securities. Participating securities include non-vested restricted stock awards. Non-vested restricted stock awards are considered participating securities to the extent the holders of these securities receive non-forfeitable dividends at the same rate as holders of common shares. Diluted earnings per common share is computed using the weighted-average number of shares determined for the basic earnings per common share plus the convertible impact of preferred shares and the dilutive effect of stock compensation using the treasury stock method. EPS for the years ended December 31, 2018 and 2017 is computed as follows:

	Twelve Months Ended Dec., 31
($ and outstanding shares in thousands, except per share data)	2018	2017

Distributed earnings allocated to common shares	$2,090	$1,363
Undistributed earnings allocated to common shares	8,558	8,714
Net earnings allocated to common shares	10,648	10,077
Net earnings allocated to participating securities	15	13
Dividends on convertible preferred shares	975	975

Net Income allocated to common shares and participating securities	$11,638	$11,065

Weighted-average shares outstanding for basic earnings per share	6,198	4,817
Dilutive effect of stock compensation	61	74
Dilutive effect of convertible shares	1,460	1,460

Weighted-average shares outstanding for diluted earnings per share	7,719	6,351

Basic earnings per common share	$1.72	$2.10

Diluted earnings per common share	$1.51	$1.74

There were no anti-dilutive shares in 2018 or 2017.

Note 3: Available-for-Sale Securities

The amortized cost and appropriate fair values, together with gross unrealized gains and losses, of available-for-sale securities are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
($ in thousands)	Cost	Gains	Losses	Fair Value
December 31, 2018:
U.S. Treasury and Government agencies	$18,597	$187	$(114)	$18,670
Mortgage-backed securities	61,868	114	(1,039)	60,943
State and political subdivisions	11,203	180	(27)	11,356

Totals	$91,668	$481	$(1,180)	$90,969

		Gross	Gross
	Amortized	Unrealized	Unrealized
($ in thousands)	Cost	Gains	Losses	Fair Value
December 31, 2017:
U.S. Treasury and Government agencies	$12,715	$62	$(69)	$12,708
Mortgage-backed securities	57,355	97	(690)	56,762
State and political subdivisions	12,829	439	(18)	13,250
Equity securities	70	-	-	70

Totals	$82,969	$598	$(777)	$82,790

The amortized cost and fair value of securities available-for-sale at December 31, 2018, by contractual maturity, are shown below. Expected maturities differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
($ in thousands)	Cost	Value

Within one year	$2,199	$2,223
Due after one year through five years	9,457	9,452
Due after five years through ten years	13,578	13,707
Due after ten years	4,566	4,644
	29,800	30,026

Mortgage-backed securities	61,868	60,943

Totals	$91,668	$90,969

The fair value of securities pledged as collateral, to secure public deposits and for other purposes, was $30.7 million at December 31, 2018, and $38.9 million at December 31, 2017. Securities delivered for repurchase agreements (not included above) were $17.9 million at December 31, 2018 and $19.1 million at December 31, 2017.

Gross gains of $0.07 million was a reclassification from accumulated other comprehensive income and is included in the net gain on sales of securities for 2018. Gross gains of $0.13 million, and gross losses of $0.01 million was a reclassification from accumulated other comprehensive income and is included in the net gain on sales of securities for 2017. The related tax expense for net security gains for 2018 was $0.01 million and for 2017 was $0.04 million and was a reclassification from accumulated other comprehensive income and is included in the income tax expense line in the income statement.

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments at December 31, 2018 and 2017, was $59.0 million and $59.3 million, respectively, which was approximately 65 percent and 72 percent, respectively, of the Company’s available-for-sale investment portfolio.

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

The following tables present securities with unrealized losses at December 31, 2018 and 2017:

($ in thousands)	Less than 12 Months		12 Months or Longer		Total
December 31, 2018	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Treasury and Government agencies	$1,417	$(8)	$7,870	$(106)	$9,287	$(114)
Mortgage-backed securities	10,613	(54)	37,495	(985)	48,108	(1,039)
State and political subdivisions	417	(6)	1,159	(21)	1,576	(27)

Totals	$12,447	$(68)	$46,524	$(1,112)	$58,971	$(1,180)

($ in thousands)	Less than 12 Months		12 Months or Longer		Total
December 31, 2017	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Treasury and Government agencies	$5,675	$(27)	$2,559	$(42)	$8,234	$(69)
Mortgage-backed securities	35,205	(319)	14,673	(371)	49,878	(690)
State and political subdivisions	905	(4)	326	(14)	1,231	(18)

Totals	$41,785	$(350)	$17,558	$(427)	$59,343	$(777)

The unrealized loss on the securities portfolio has increased by $0.4 million as of December 31, 2018, from the prior year. Management reviews these securities on a quarterly basis and has determined that no impairment exists. Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concern warrants such evaluation. When the Company does not intend to sell a debt security, and it is more likely than not the Company will not have to sell the security before recovery of its cost basis, it recognizes the credit component of an other-than-temporary impairment of a debt security in earnings and the remaining portion in other comprehensive income.

Note 4: Loans and Allowance for Loan Losses

The following tables present the categories of loans at December 31, 2018 and 2017:

	Total Loans		Nonaccrual Loans
($ in thousands)	2018	2017	2018	2017

Commercial & industrial	$127,041	$101,554	$731	$121
Commercial real estate & construction	340,791	332,154	218	1,322
Agricultural & farmland	52,012	51,947	-	-
Residential real estate	187,104	150,854	1,738	1,123
Consumer & other	64,336	59,619	219	138

Total loans	$771,284	$696,128	$2,906	$2,704

Unearned income	$599	$487

Total loans, net of unearned income	$771,883	$696,615

Allowance for loan losses	$(8,167)	$(7,930)

The Company makes commercial, agri-business, consumer and residential loans to customers throughout its defined market area. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since a portion of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Each customer’s creditworthiness is evaluated on a case-by-case basis. The amount of collateral obtained, if deemed necessary, is based on management’s credit evaluation of the customer. Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, commercial real estate and residential real estate.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.

Forward sale commitments are commitments to sell groups of residential mortgage loans that the Company originates or purchases as part of its mortgage banking activities. The Company commits to sell the loans at specified prices in a future period, typically within forty-five days. These commitments are acquired to reduce market risk on mortgage loans in the process of origination and mortgage loans held-for-sale since the Company is exposed to interest rate risk during the period between issuing a loan commitment and the sales of the loan into the secondary market.

Listed below is a summary of loan commitments, unused lines of credit and standby letters of credit as of December 31, 2018 and 2017.

($ in thousands)	2018	2017
Loan commitments and unused lines of credit	$168,731	$170,437
Standby letters of credit	2,145	1,643
Total	$170,876	$172,080

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

The following tables present the balance of the allowance for loan and lease losses (“ALLL”) and the recorded investment in loans based on portfolio segment and impairment method as of December 31, 2018 and 2017:

	Commercial	Commercial RE	Agricultural	Residential	Consumer
($ in thousands)	& Industrial	& Construction	& Farmland	Real Estate	& Other	Total

For the Twelve Months Ended December 31, 2018

Beginning balance	$823	$3,779	$505	$2,129	$694	$7,930
Charge offs	(227)	(42)	-	(30)	(108)	(407)
Recoveries	1	28	-	2	13	44
Provision	838	(842)	(23)	466	161	600
Ending Balance	$1,435	$2,923	$482	$2,567	$760	$8,167

Loans Receivable at December 31, 2018
Allowance:
Ending balance:
individually evaluated for impairment	$61	$-	$-	$73	$4	$138
Ending balance:
collectively evaluated for impairment	$1,374	$2,923	$482	$2,494	$756	$8,029
Loans:
Ending balance:
individually evaluated for impairment	$700	$283	$-	$2,111	$190	$3,284
Ending balance:
collectively evaluated for impairment	$126,341	$340,508	$52,012	$184,993	$64,146	$768,000

	Commercial	Commercial RE	Agricultural	Residential	Consumer
($ in thousands)	& Industrial	& Construction	& Farmland	Real Estate	& Other	Total

For the Twelve Months Ended December 31, 2017

Beginning balance	$1,204	$3,321	$347	$1,963	$890	$7,725
Charge offs	(50)	(26)	-	(61)	(94)	(231)
Recoveries	5	2	5	6	18	36
Provision	(336)	482	153	221	(120)	400
Ending Balance	$823	$3,779	$505	$2,129	$694	$7,930

Loans Receivable at December 31, 2017
Allowance:
Ending balance:
individually evaluated for impairment	$-	$146	$-	$178	$5	$329
Ending balance:
collectively evaluated for impairment	$823	$3,633	$505	$1,951	$689	$7,601
Loans:
Ending balance:
individually evaluated for impairment	$-	$1,385	$-	$1,830	$197	$3,412
Ending balance:
collectively evaluated for impairment	$101,554	$330,769	$51,947	$149,024	$59,422	$692,716

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

The following tables present the credit risk profile of the Company’s loan portfolio based on rating category as of December 31, 2018 and 2017:

($ in thousands)	Commercial	Commercial RE	Agricultural	Residential	Consumer
December 31, 2018	& Industrial	& Construction	& Farmland	Real Estate	& Other	Total

1-2	$195	$-	$-	$-	$-	$195
3	19,849	94,669	8,277	145,020	62,345	330,160
4	103,817	244,170	43,425	39,561	1,657	432,630
Total Pass (1 - 4)	123,861	338,839	51,702	184,581	64,002	762,985

Special Mention (5)	680	20	310	-	-	1,010
Substandard (6)	2,305	1,714	-	2,488	334	6,841
Doubtful (7)	195	218	-	35	-	448
Loss (8)	-	-	-	-	-	-
Total Loans	$127,041	$340,791	$52,012	$187,104	$64,336	$771,284

($ in thousands)	Commercial	Commercial RE	Agricultural	Residential	Consumer
December 31, 2017	& Industrial	& Construction	& Farmland	Real Estate	& Other	Total

1-2	$96	$13	$-	$832	$1	$942
3	19,883	93,222	8,080	114,130	57,204	292,519
4	80,448	236,217	43,735	34,271	2,151	396,822
Total Pass (1 - 4)	100,427	329,452	51,815	149,233	59,356	690,283

Special Mention (5)	512	1,100	132	-	66	1,810
Substandard (6)	7	580	-	1,583	197	2,367
Doubtful (7)	608	1,022	-	38	-	1,668
Loss (8)	-	-	-	-	-	-
Total Loans	$101,554	$332,154	$51,947	$150,854	$59,619	$696,128

The Company evaluates the loan risk grading system definitions and allowance for loan loss methodology on an ongoing basis. The Company uses a five-year average of historical losses for the general component of the allowance for loan loss calculation. No significant changes were made to the loan risk grading system definitions and allowance for loan loss methodology during the periods presented.

The following tables present the Company’s loan portfolio aging analysis as of December 31, 2018 and 2017:

($ in thousands)	30-59 Days	60-89 Days	Greater Than	Total Past		Total Loans
December 31, 2018	Past Due	Past Due	90 Days	Due	Current	Receivable

Commercial & industrial	$120	$-	$661	$781	$126,260	$127,041
Commercial RE & construction	342	1	-	343	340,448	340,791
Agricultural & farmland	-	-	-	-	52,012	52,012
Residential real estate	2,391	824	372	3,587	183,517	187,104
Consumer & other	177	79	78	334	64,002	64,336
Total Loans	$3,030	$904	$1,111	$5,045	$766,239	$771,284

($ in thousands)	30-59 Days	60-89 Days	Greater Than	Total Past		Total Loans
December 31, 2017	Past Due	Past Due	90 Days	Due	Current	Receivable

Commercial & industrial	$85	$-	$88	$173	$101,381	$101,554
Commercial RE & construction	110	-	1,086	1,196	330,958	332,154
Agricultural & farmland	-	-	-	-	51,947	51,947
Residential real estate	484	379	433	1,296	149,558	150,854
Consumer & other	182	21	103	306	59,313	59,619
Total Loans	$861	$400	$1,710	$2,971	$693,157	$696,128

All loans past due 90 days are systematically placed on nonaccrual status.

A loan is considered impaired, in accordance with the impairment accounting guidance (ASC 310-10-35-16), when based on current information and events, it is probable that the Company will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan. Impaired loans include nonperforming commercial loans but also include loans modified in TDRs where concessions have been granted to borrowers experiencing financial difficulties. These concessions could include a reduction in the interest rate on the loan, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection.

The following tables present impaired loan activity for the twelve months ended December 31, 2018 and 2017:

($ in thousands)
Twelve Months Ended	Recorded	Unpaid Principal	Related	Average Recorded	Interest Income
December 31, 2018	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Commercial & industrial	$575	$802	$-	$370	$21
Commercial RE & construction	283	283	-	336	21
Agricultural & farmland	-	-	-	-	-
Residential real estate	1,249	1,292	-	1,995	91
Consumer & other	113	113	-	125	8
With a specific allowance recorded:
Commercial & industrial	125	125	61	127	21
Commercial RE & construction	-	-	-	-	-
Agricultural & farmland	-	-	-	-	-
Residential real estate	862	888	73	426	20
Consumer & other	77	77	4	91	6
Totals:
Commercial & industrial	$700	$927	$61	$497	$42
Commercial RE & construction	$283	$283	$-	$336	$21
Agricultural & farmland	$-	$-	$-	$-	$-
Residential real estate	$2,111	$2,180	$73	$2,421	$111
Consumer & other	$190	$190	$4	$216	$14

($ in thousands)
Twelve Months Ended	Recorded	Unpaid Principal	Related	Average Recorded	Interest Income
December 31, 2017	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Commercial & industrial	$-	$-	$-	$-	$-
Commercial RE & construction	696	722	-	756	34
Agricultural & farmland	-	-	-	-	-
Residential real estate	752	795	-	1,460	67
Consumer & other	110	110	-	128	9
With a specific allowance recorded:
Commercial & industrial	-	-	-	-	-
Commercial RE & construction	689	689	146	713	-
Agricultural & farmland	-	-	-	-	-
Residential real estate	1,078	1,097	178	628	25
Consumer & other	87	87	5	91	5
Totals:
Commercial & industrial	$-	$-	$-	$-	$-
Commercial RE & construction	$1,385	$1,411	$146	$1,469	$34
Agricultural & farmland	$-	$-	$-	$-	$-
Residential real estate	$1,830	$1,892	$178	$2,088	$92
Consumer & other	$197	$197	$5	$219	$14

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

There were no new TDRs during the period ended December 31, 2018 and December 31, 2017. There was no increase in the allowance for loan losses due to TDRs in the twelve-month period ended December 31, 2018 and December 31, 2017. There were no TDRs that were originated and subsequently defaulted in the twelve-month period ended December 31, 2018 and December 31, 2017.

Note 5: Mortgage Banking and Servicing Rights

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balance of mortgage loans serviced for others approximated $1,084.7 million and $994.9 million at December 31, 2018 and 2017, respectively. Contractually specified servicing fees of approximately $2.6 million and $2.4 million were included in mortgage loan servicing fees in the income statement for the years ended December 31, 2018 and 2017, respectively.

The following table summarizes mortgage servicing rights capitalized and related amortization, along with activity in the related valuation allowance:

($ in thousands)	2018	2017

Carrying amount, beginning of year	$9,907	$8,422
Mortgage servicing rights capitalized during the year	2,749	2,540
Mortgage servicing rights amortization during the year	(1,230)	(1,132)
Net change in valuation allowance	(61)	77
Carrying amount, end of year	$11,365	$9,907

Valuation allowance:
Beginning of year	$151	$228
Increase (reduction)	61	(77)
End of year	$212	$151

Fair value, beginning of period	$11,338	$9,656
Fair value, end of period	$12,672	$11,338

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

The Company does not use derivatives for trading or speculative purposes. Derivatives not designated as hedges are not speculative and result from a service the Company provides to certain customers. The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. Those interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. As of December 31, 2018, the notional amount of customer-facing swaps was approximately $49.9 million, as compared to $39.3 million at December 31, 2017. This amount is offset with third party counterparties, as described above. The Company has minimum collateral posting thresholds with its derivative counterparties. As of December 31, 2018, the Company had no cash posted as collateral.

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of the Company’s derivative financial instruments, as well as their classification on the Balance Sheet, as of December 31, 2018 and 2017.

	Asset Derivatives		Liability Derivatives
($ in thousands)	Balance Sheet	Fair	Balance Sheet	Fair
December 31, 2018	Location	Value	Location	Value
Derivatives not designated as hedging instruments:
Interest rate contracts	Other Assets	$687	Other Liabilities	$687

	Asset Derivatives		Liability Derivatives
($ in thousands)	Balance Sheet	Fair	Balance Sheet	Fair
December 31, 2017	Location	Value	Location	Value
Derivatives not designated as hedging instruments:
Interest rate contracts	Other Assets	$698	Other Liabilities	$698

The Company’s derivative financial instruments had no net effect on the income statement for the years ended December 31, 2018 and 2017.

Note 7: Premises and Equipment

Major classifications of premises and equipment stated at cost were as follows at December 31:

($ in thousands)	2018	2017

Land	$3,561	$3,514
Buildings and improvements	24,251	23,496
Equipment	11,995	11,564
Construction in process	1,098	404
	40,905	38,978

Less accumulated depreciation	(18,821)	(17,701)

Net premises and equipment	$22,084	$21,277

For the coming year, the Company has plans, but no commitments, for premises and equipment purchases. These expenditures will be funded by cash on hand and from cash generated from current operations.

Note 8: Goodwill and Intangibles

The balance of goodwill as of December 31, 2018 and December 31, 2017 was $16.4 million. No changes in goodwill were noted during either year. Goodwill is tested on the last day of the last quarter of each calendar year.

Impairment exists when a reporting unit’s carrying value of goodwill exceeds its fair value. At December 31, 2018, the Company’s reporting unit had positive equity and the Company elected to perform a qualitative assessment to determine if it was more likely than not that the fair value of the reporting unit exceeded its carrying value, including goodwill. The qualitative assessment indicated that it was more likely than not that the fair value of the reporting unit exceeded its carrying value, resulting in no impairment.

Carrying basis and accumulated amortization of intangible assets were as follows at December 31:

	2018		2017
($ in thousands)	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Core deposits intangible	$4,698	$(4,688)	$4,698	$(4,682)
Customer relationship intangible	200	(162)	200	(158)
Banking intangibles	$4,898	$(4,850)	$4,898	$(4,840)

Amortization expense for intangibles for the years ended December 31, 2018 and 2017 was $0.01 and $0.01 million, respectively. Estimated amortization expense for each of the following five years is immaterial.

Note 9: Interest-Bearing Deposits

Interest-bearing time deposits in denominations of $250,000 or more totaled $26.6 million on December 31, 2018 and $27.9 million on December 31, 2017. Certificates of deposit obtained from brokers totaled approximately $13.2 million and $10.7 million at December 31, 2018 and 2017, respectively, and mature between 2019 and 2021.

At December 31, 2018, the scheduled maturities of time deposits were as follows:

($ in thousands)
2019	$144,833
2020	56,223
2021	21,724
2022	16,596
2023	1,703
Thereafter	383

Total	$241,462

Included in time deposits at December 31, 2018 and 2017 were $72.6 million and $55.4 million, respectively, of deposits which were obtained through the Certificate of Deposit Account Registry Service (“CDARS”). This service allows deposit customers to maintain fully insured balances in excess of the $250,000 FDIC limit without the inconvenience of having multi-banking relationships. Under the reciprocal program that the Company is currently participating in, customers agree to allow their deposits to be placed with other participating banks in the CDARS program in insurable amounts under $250,000. In exchange, other banks in the program agree to place their deposits with the Company also in insurable amounts under $250,000.

Note 10: Short-Term Borrowings

($ in thousands)	2018	2017

Securities Sold Under Repurchase Agreements	$15,184	$15,082

The Company has retail repurchase agreements to facilitate cash management transactions with commercial customers. Securing these obligations are agency securities ($3.1 and $4.3 million for 2018 and 2017 respectively) and mortgage-backed securities ($14.8 and $14.8 million for 2018 and 2017 respectively), which is held at the FHLB. This collateral has maturities from 2022 through 2044. At December 31, 2018, retail repurchase agreements totaled $15.2 million. The maximum amount of outstanding agreements at any month end during 2018 and 2017 totaled $18.3 and $18.4 million, respectively, and the monthly average of such agreements totaled $16.5 and $12.4 million, respectively. The retail repurchase agreements mature within one month.

At December 31, 2018 and December 31, 2017, the Company had $41.0 and $38.0 million, respectively, in federal funds lines, of which none were drawn.

Note 11: Federal Home Loan Bank Advances

The FHLB advances were secured by $148.0 million in mortgage loans at December 31, 2018. Advances, at interest rates from 1.84 to 2.93 percent, are subject to restrictions or penalties in the event of prepayment. Aggregate annual maturities of FHLB advances at December 31, 2018, were:

($ in thousands)	Debt

2019	$-
2020	8,000
2021	2,500
2022	3,000
2023	2,500
Total	$16,000

Note 12: Trust Preferred Securities

On September 15, 2005, RST II, a wholly-owned subsidiary of the Company, closed a pooled private offering of 10,000 Capital Securities with a liquidation amount of $1,000 per security. The proceeds of the offering were loaned to the Company in exchange for junior subordinated debentures with terms similar to the Capital Securities. Distributions on the Capital Securities are payable quarterly at a variable rate that is based upon the 3-month LIBOR plus 1.80 percent and are included in interest expense in the consolidated financial statements. These securities may be included in Tier 1 capital and may be prepaid at anytime without penalty (with certain limitations applicable) under current regulatory guidelines and interpretations. The balance of the Capital Securities as of December 31, 2018 and 2017 was $10.3 million, with a maturity date of September 15, 2035.

Note 13: Income Taxes

The provision for income taxes includes these components:

	For The Year Ended December 31,
($ in thousands)	2018	2017
Taxes currently payable	$2,482	$3,348
Impact of TCJA	-	(1,730)
Deferred provision	324	942
Income tax expense	$2,806	$2,560

A reconciliation of income tax expense at the statutory rate to the Company’s actual income tax expense is shown below:

	For The Year Ended December 31,
($ in thousands)	2018	2017
Computed at the statutory rate (21% and 34%)	$3,033	$4,633
Increase (decrease) resulting from
Tax exempt interest	(118)	(200)
BOLI income	(75)	(142)
Impact of TCJA	-	(1,730)
Stock compensation	(43)	(77)
Other	9	76
Actual tax expense	$2,806	$2,560

The tax effects of temporary differences related to deferred taxes shown on the balance sheets are:

	For The Year Ended December 31,
($ in thousands)	2018	2017
Deferred tax assets
Allowance for loan losses	$1,715	$1,665
Net deferred loan fees	61	63
Unrealized losses on available-for-sale securities	147	38
Other	215	165
	2,138	1,931
Deferred tax liabilities
Depreciation	(950)	(926)
Mortgage servicing rights	(2,464)	(2,162)
Purchase accounting adjustments	(1,162)	(1,102)
Prepaids	(205)	(169)
FHLB stock dividends	(288)	(288)
	(5,069)	(4,647)
Net deferred tax liability	$(2,931)	$(2,716)

The United States Congress enacted significant change to the US tax code on December 22, 2017. Among other changes, the TCJA reduced the US Federal corporate tax rate from 35 percent to 21 percent effective January 1, 2018. For deferred tax assets and liabilities, amounts were remeasured based on the rates expected to reverse in the future, which was 21 percent. As noted above, the Company realized a one-time tax credit due to the TCJA of $1.7 million in 2017.

Note 14: Accumulated Other Comprehensive Loss

The following table presents reclassifications out of accumulated other comprehensive loss related to unrealized gains and losses on available-for-sale securities for the two years ending December 31:

($ in thousands)	2018	2017	Affected Line Item in Income Statement

Realized gains included in net income	$70	$119	Gains on investment securities

	70	119	Income before income taxes

Tax effect	(15)	(40)	Provision for income taxes

Net of Tax	$55	$79	Net income

Note 15: Regulatory Matters

As of December 31, 2018, based on its call report computations, State Bank was classified as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, State Bank must maintain capital ratios as set forth in the table below. There are no conditions or events since December 31, 2018 that management believes have changed State Bank’s capital classification.

State Bank’s actual capital amounts and ratios are presented in the following table. Capital levels are presented for the State Bank only as the Company is exempt from quarterly reporting at the holding company level:

					To Be Well Capitalized Under Prompt
			Adequacy		Corrective Action
	Actual		Purposes		Procedures
($ in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2018
Tier I Capital to average assets	$110,022	11.23%	$39,183	4.0%	$48,979	5.0%
Tier I Common equity capital to risk-weighted assets	110,022	12.57%	39,386	4.5%	56,890	6.5%

Tier I Capital to risk-weighted assets	110,022	12.57%	52,514	6.0%	70,019	8.0%
Total Risk-based capital to risk-weighted assets	118,189	13.50%	70,019	8.0%	87,524	10.0%

As of December 31, 2017
Tier I Capital to average assets	$83,807	9.72%	$34,477	4.0%	$43,097	5.0%
Tier I Common equity capital to risk-weighted assets	83,807	10.54%	35,786	4.5%	51,691	6.5%

Tier I Capital to risk-weighted assets	83,807	10.54%	47,715	6.0%	63,620	8.0%
Total Risk-based capital to risk-weighted assets	91,737	11.54%	63,620	8.0%	79,524	10.0%

The above minimum capital requirements exclude the capital conservation buffer required to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers. The capital conservation buffer is phasing in from 0.0 percent for 2015 to 2.50 percent for 2019. The capital conservation buffer was 1.875 percent at December 31, 2018 and was fully phased in to 2.50 percent at January 1, 2019. The net unrealized gain or loss on available-for-sale securities is not included in computing regulatory capital. Management believes as of December 31, 2018, State Bank met all capital adequacy requirements to which they are subject.

Note 16: Employee Benefits

The Company has instituted a long-term incentive program, with the objective of rewarding senior management with restricted shares of the Company, in addition to the existing stock option program (see Note 17 to the Consolidated Financial Statements).

The Company has a retirement savings 401(k) plan covering substantially all employees. The Company contributes a safe harbor matching contribution equal to 100% of an employees’ salary deferral amounts up to 4% of the employees’ eligible compensation. Employees are immediately vested in their voluntary contributions and in any Company safe harbor matching contributions. Any discretionary contribution made by the Company is fully vested after three years of credited service. Employer contributions charged to expense for 2018 and 2017 were $0.5 and $0.5 million, respectively.

Also, the Company has Supplemental Executive Retirement Plan (“SERP”) Agreements with certain active and retired officers. The agreements provide monthly payments for up to 15 years that equal 15 percent to 25 percent of average compensation prior to retirement or death. The charges to expense for the current agreements were $0.3 and $0.2 million for 2018 and 2017, respectively.

Additional life insurance is provided to certain officers through a bank-owned life insurance policy (“BOLI”). By way of a separate split-dollar agreement, the policy interests are divided between the Company and the insured’s beneficiary. The Company owns the policy cash value and a portion of the policy net death benefit, over and above the cash value assigned to the insured’s beneficiary. The cash surrender value of all life insurance policies totaled $16.8 and $16.5 million at December 31, 2018 and 2017, respectively.

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

Benefit expense for the value of the stock purchased is recorded equal to the fair market value of the stock when contributions, which are determined annually by the Board of Directors of the Company, are made to the ESOP. Allocated shares in the ESOP at December 31, 2018 and 2017, were 440,359 and 457,136, respectively.

Dividends on allocated shares are recorded as dividends and charged to retained earnings. Compensation expense is recorded equal to the fair market value of the stock when contributions, which are determined annually by the Board of Directors of the Company, are made to the ESOP. ESOP expense for the years ended December 31, 2018 and 2017 was $0.2 and $0.2 million, respectively.

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

The 2008 Plan, which was approved by the shareholders in April 2008, permitted the grant or award of incentive stock options, nonqualified stock options, stock appreciation rights (“SARs”), and restricted stock for up to 250,000 Common Shares of the Company.

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

Option awards are granted with an exercise price equal to the market price of the Company’s stock at the date of grant and those option awards vest based on 5 years of continuous service and have 10-year contractual terms. The fair value of each option award was estimated on the date of grant using the Black-Scholes valuation model. No options were granted in 2018 or 2017. There was no compensation expense charged against income with respect to option awards under the Plans for 2018 or 2017.

A summary of incentive stock option activity under the Company’s plans as of December 31, 2018 and changes during the year ended is presented below:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Term	Aggregate Intrinsic Value

Outstanding, beginning of year	92,500	$6.97
Granted	-	-
Exercised	(28,500)	6.92
Forfeited	-	-
Expired	-	-
Outstanding, end of year	64,000	$6.99	1.11	$605,225

Exercisable, end of year	64,000	$6.99	1.11	$605,225

During 2018, the 28,500 option shares exercised had a total intrinsic value of $0.4 million and the cash received from these exercised options was $0.1 million. The tax benefit from these transactions was immaterial.

As of December 31, 2018, there was no unrecognized compensation cost related to incentive option share-based compensation arrangements granted under the 2008 Plan.

On February 5, 2013, the Company adopted a Long Term Incentive (“LTI”) Plan. The LTI Plan awards restricted stock in the Company to certain key executives under the 2008 and 2017 Plans. These restricted stock awards vest over a four-year period and are intended to assist the Company in retention of key executives. During 2018 and 2017, the Company met certain performance targets and restricted stock awards were approved by the Board. The compensation cost charged against income for the LTI Plan was $0.3 and $0.3 million for 2018 and 2017, respectively. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $0.1 and $0.1 million for 2018 and 2017, respectively.

A summary of restricted stock activity under the Company’s LTI Plan as of December 31, 2018 (issued under both the 2008 and 2017 plan) and changes during the year ended is presented below:

	Shares	Weighted-Average Value per Share

Nonvested, beginning of year	52,258	$14.91

Granted	16,268	17.66
Vested	(21,632)	13.95
Forfeited	-	-

Nonvested, end of year	46,894	$16.31

As of December 31, 2018, there was $0.5 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements related to the restricted stock awards under the 2008 and 2017 Plan which were granted in accordance with the LTI Plan. That cost is expected to be recognized over a weighted-average period of 1.75 years.

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

Each Series A Preferred Share, at the option of the holder, is convertible at any time into the number of common shares equal to $1,000 divided by the conversion price then in effect, which at December 31, 2018, was $10.1860. On or after the fifth anniversary of the issue date of the Series A Preferred Shares (December 23, 2019), the Company may require all holders of Series A Preferred Shares (and, therefore, depositary shares) to convert their shares into common shares of the Company, provided the Company’s common share price exceeds 120 percent of the current conversion price of $10.19, or $12.23. The conversion price may be impacted by the quarterly dividend paid on the common shares. At December 31, 2018, the aggregate number of common shares issuable upon the conversion of outstanding Series A Preferred Shares was 1,472,125.

Note 19: Disclosures About Fair Value of Assets and Liabilities

Pursuant to ASC 820, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A three level hierarchy exists in ASC 820 for fair value measurements based upon the inputs to the valuation of an asset or liability:

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

The following table presents the fair value measurements of securities measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fell at December 31, 2018 and 2017:

Fair Value Measurements Using:

($ in thousands) Available-for-sale securities:	Fair Values at 12/31/2018	(Level 1)	(Level 2)	(Level 3)

U.S. Treasury and Government Agencies	$18,670	$-	$18,670	$-
Mortgage-backed securities	60,943	-	60,943	-
State and political subdivisions	11,356	-	11,356	-
Interest rate contracts - assets	687	-	687	-
Interest rate contracts - liabilities	(687)	-	(687)	-

Fair Value Measurements Using:

($ in thousands) Available-for-sale securities:	Fair Values at 12/31/2017	(Level 1)	(Level 2)	(Level 3)

U.S. Treasury and Government Agencies	$12,708	$-	$12,708	$-
Mortgage-backed securities	56,762	-	56,762	-
State and political subdivisions	13,250	-	13,250	-
Equity securities	70	-	70	-
Interest rate contracts - assets	698	-	698	-
Interest rate contracts - liabilities	(698)	-	(698)	-

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

Collateral-dependent Impaired Loans, Net of ALLL

Loans for which it is probable the Company will not collect all principal and interest due according to contractual terms are measured for impairment. The estimated fair value of collateral-dependent impaired loans is based on the appraised value of the collateral, less estimated cost to sell. Collateral-dependent impaired loans are classified within Level 3 of the fair value hierarchy. This method requires obtaining independent appraisals of the collateral from a list of preapproved appraisers, which are reviewed for accuracy and consistency by the Company. The appraised values are reduced by applying a discount factor to the value based on the Company’s loan review policy. All impaired loans held by the Company were collateral dependent at December 31, 2018 and 2017.

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

The following table presents the fair value measurements of assets measured at fair value on a non-recurring basis and the level within the fair value hierarchy in which the fair value measurements fell at December 31, 2018 and 2017:

($ in thousands)	Fair values at 12/31/2018	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$1,027	$-	$-	$1,027
Mortgage servicing rights	3,191	-	-	3,191

($ in thousands)	Fair values at 12/31/2017	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$982	$-	$-	$982
Mortgage servicing rights	1,490	-	-	1,490

Level 1 - quoted prices in active markets for identical assets

Level 2 - significant other observable inputs

Level 3 - significant unobservable inputs

Unobservable (Level 3) Inputs

The following tables present quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements at December 31, 2018 and 2017:

	Fair value at	Valuation		Range (weighted-
($ in thousands)	12/31/2018	technique	Unobservable inputs	average)

Collateral-dependent impaired loans	$1,027	Market comparable properties	Comparability adjustments (%)	20 - 35% (29%)

Mortgage servicing rights	3,191	Discounted cash flow	Discount Rate	10.30%
			Constant prepayment rate	7.02%
			P&I earnings credit	2.51%
			T&I earnings credit	3.02%
			Inflation for cost of servicing	1.50%

	Fair Value at	Valuation		Range (weighted-
($ in thousands)	12/31/2017	technique	Unobservable inputs	average)

Collateral-dependent impaired loans	$982	Market comparable properties	Comparability adjustments (%)	Not available

Mortgage servicing rights	1,490	Discounted cash flow	Discount Rate	9.65%
			Constant prepayment rate	7.51%
			P&I earnings credit	1.56%
			T&I earnings credit	2.13%
			Inflation for cost of servicing	1.50%

The mortgage servicing rights portfolio is measured for fair value by an independent third party. The valuation of the portfolio hinges on a number of quantitative factors. These factors include, but are not limited to, a discount rate applied to the cash flows, and an assumption of future principal prepayments. The prepayment assumptions are based upon the historical performance of the Company’s portfolio as well as market metrics. With the increasing interest rates during 2018, the mortgage servicing rights have increased in value. The servicing rights have had a decline in prepayments and the 0.49 percent decrease in the constant prepayment rate reflects the change in market rates. In addition, the earnings credit rates increased as did the discount rate.

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

Loans

The estimated fair value for loans receivable, net, is based on estimates of the rate the Company would charge for similar loans at December 31, 2018 and 2017, applied for the time period until the loans are assumed to re-price or be paid.

Deposits, Repurchase Agreements & FHLB Advances

Deposits include demand deposits, savings accounts and certain money market deposits. The carrying amount approximates the fair value. The estimated fair value for fixed-maturity time deposits, as well as borrowings, is based on estimates of the rate the Company could pay on similar instruments with similar terms and maturities at December 31, 2018 and 2017.

Loan Commitments

The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. The estimated fair values for other financial instruments and off-balance-sheet loan commitments approximate cost at December 31, 2018 and 2017 and are not considered significant to this presentation.

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

($ in thousands)	Carrying	Fair	Fair value measurements using
December 31, 2018	amount	value	(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and due from banks	$48,363	$48,363	$48,363	$-	$-
Loans held for sale	4,445	4,589	-	4,589	-
Loans, net of allowance for loan losses	763,716	757,469	-	-	757,469
Federal Reserve and FHLB Bank stock, at cost	4,123	4,123	-	4,123	-
Interest receivable	2,822	2,822	-	2,822	-

Financial liabilities
Deposits	$802,552	$799,726	$561,090	$238,636	$-
Repurchase agreements	15,184	15,184	-	15,184	-
FHLB advances	16,000	15,848	-	15,848	-
Trust preferred securities	10,310	10,233	-	10,233	-
Interest payable	909	909	-	909	-

($ in thousands)	Carrying	Fair	Fair value measurements using
December 31, 2017	amount	value	(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and due from banks	$26,616	$26,616	$26,616	$-	$-
Loans held for sale	3,940	4,041	-	4,041	-
Loans, net of allowance for loan losses	688,685	686,940	-	-	686,940
Federal Reserve and FHLB Bank stock, at cost	3,748	3,748	-	3,748	-
Interest receivable	1,825	1,825	-	1,825	-

Financial liabilities
Deposits	$729,600	$732,605	$511,782	$220,823	$-
Repurchase agreements	15,082	15,082	-	15,082	-
FHLB advances	18,500	18,385	-	18,385	-
Trust preferred securities	10,310	9,673	-	9,673	-
Interest payable	592	592	-	592	-

Note 20: Parent Company Financial Information

Presented below is condensed financial information of the parent company only:

Condensed Balance Sheets

($ in thousands)	2018	2017
Assets
Cash & cash equivalents	$14,038	$2,684
Investment in banking subsidiaries	126,507	101,476
Investment in nonbanking subsidiaries	1,232	1,218
Other assets	224	268
Total assets	$142,001	$105,646
Liabilities
Trust preferred securities	$10,000	$10,000
Borrowings from nonbanking subsidiaries	310	310
Other liabilities & accrued interest payable	1,256	1,336
Total liabilities	11,566	11,646
Stockholders’ equity	130,435	94,000
Total liabilities and stockholders’ equity	$142,001	$105,646

Condensed Statements of Income

($ in thousands)	2018	2017
Dividends from subsidiaries:
Banking subsidiaries	$-	$2,000
Nonbanking subsidiaries	-	40
Total income	-	2,040
Expenses
Interest expense	401	304
Other expense	1,327	1,352
Total expenses	1,728	1,656
Income before income tax	(1,728)	384
Income tax benefit	(409)	(543)
Income before equity in undistributed income of subsidiaries	(1,319)	927
Equity in undistributed income of subsidiaries
Banking subsidiaries	12,942	10,337
Nonbanking subsidiaries	15	(199)
Total	12,957	10,138
Net income	11,638	11,065
Preferred stock dividends	975	975
Net income available to common shareholders	$10,663	$10,090

Condensed Statements of Comprehensive Income

($ in thousands)	2018	2017

Net income	$11,638	$11,065
Other comprehensive income:
Available-for-sale investment securities:
Gross unrealized holding loss arising in the period	(590)	(374)
Related tax benefit	124	126
Less: reclassification adjustment for gain realized in income	70	119
Related tax expense	(15)	(40)
Net effect on other comprehensive income	(411)	(169)
Total comprehensive income	$11,227	$10,896

Condensed Statements of Cash Flows

($ in thousands)	2018	2017
Operating activities
Net income	$11,638	$11,065
Items not requiring (providing) cash
Equity in undistributed net income of subsidiaries	(12,957)	(10,138)
Stock compensation expense	278	303
Other assets	44	405
Other liabilities	(79)	115
Net cash provided by (used in) operating activities	(1,076)	1,750

Investing activities
Capital contributed to banking subsidiary	(12,500)	-
Net cash provided by (used in) investing activities	(12,500)	-

Financing activities
Dividends on common shares	(2,090)	(1,362)
Dividends on preferred shares	(975)	(975)
Proceeds from issuance of common shares	27,912	-
Proceeds from stock compensation	192	375
Repurchase of common shares	(109)	(1,785)
Net cash provided by (used in) financing activities	24,930	(3,747)

Net change in cash and cash equivalents	11,354	(1,997)
Cash and cash equivalents at beginning of year	2,684	4,681
Cash and cash equivalents at end of year	$14,038	$2,684

Note 21: Quarterly Financial Information

Quarterly Financial Information (unaudited)
Year ended December 31

($ in thousands, except per share data)

2018	December	September	June	March

Interest income	$10,638	$10,258	$9,732	$8,851
Interest expense	2,024	1,729	1,308	1,151
Net interest income	8,614	8,529	8,424	7,700
Provision for loan losses	-	-	300	300
Noninterest income	3,930	4,202	4,249	4,243
Noninterest expense	8,852	8,789	8,579	8,627
Income tax expense	732	824	687	563
Net income	2,960	3,118	3,107	2,453

Preferred share dividend	243	244	244	244

Net income available to common	$2,717	$2,874	$2,863	$2,209

Basic earnings per common share	$0.42	$0.45	$0.45	$0.40
Diluted earnings per common share	$0.37	$0.39	$0.40	$0.35
Dividends per share	$0.085	$0.080	$0.080	$0.075

2017	December	September	June	March

Interest income	$8,762	$8,338	$7,966	$7,414
Interest expense	1,108	1,075	1,003	908
Net interest income	7,654	7,263	6,963	6,506
Provision for loan losses	200	-	200	-
Noninterest income	4,092	4,861	4,462	3,802
Noninterest expense	8,106	8,284	7,806	7,382
Income tax expense	(592)	1,117	1,102	933
Net income	4,032	2,723	2,317	1,993

Preferred share dividend	243	244	244	244

Net income available to common	$3,789	$2,479	$2,073	$1,749

Basic earnings per common share	$0.79	$0.52	$0.43	$0.36
Diluted earnings per common share	$0.64	$0.43	$0.37	$0.31
Dividends per share	$0.075	$0.070	$0.070	$0.065

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders

SB Financial Group, Inc.

Defiance, Ohio

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of SB Financial Group, Inc, (the "Company") as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the years ended December 31, 2018 and 2017, and the related notes (collectively referred to as the "financial statements"). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 8, 2019, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits.

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

/s/ BKD, LLP

We have served as the Company's auditor since 2002.

Indianapolis, Indiana

March 8, 2019

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders

SB Financial Group, Inc.

Defiance, Ohio

Opinion on the Internal Control over Financial Reporting

We have audited SB Financial Group, Inc.’s (the "Company") internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018 based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the consolidated financial statements of the Company and our report dated March 8, 2019, expressed an unqualified opinion thereon.

Basis for Opinion

The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

Definitions and Limitations of Internal Control over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

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

March 8, 2019

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not Applicable.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

With the participation of the Chief Executive Officer (the principal executive officer) and the Chief Financial Officer (the principal financial officer) of the Company, the Company’s management has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the fiscal year covered by this Annual Report on Form 10-K. Based on that evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer have concluded that:

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

Management’s Report on Internal Control Over Financial Reporting

The Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in conformity with U.S. generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that:

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

With the supervision and participation of our Chief Executive Officer and our Chief Financial Officer, management assessed the effectiveness of the Company’s internal controls over financial reporting as of December, 31, 2018, based on the criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment and those criteria, management concluded that, as of December 31, 2018, the Company’s internal control over financial reporting is effective.

This Annual Report includes an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.

a) Changes in Internal Controls Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended December 31, 2018, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The information required by Item 401 of SEC Regulation S-K concerning the directors of the Company and the nominees for election as directors of the Company at the Annual Meeting of Shareholders to be held on April 17, 2019 (the “2019 Annual Meeting”), is incorporated herein by reference from the disclosure included in the Company’s definitive Proxy Statement relating to the 2019 Annual Meeting (the “2019 Proxy Statement”), under the caption “PROPOSAL NO. 1 – ELECTION OF DIRECTORS”. The information concerning the executive officers of the Company required by Item 401 of SEC Regulation S-K is set forth in the portion of Part I of this Annual Report on Form 10-K entitled “Supplemental Item: Executive Officers of the Registrant.”

Compliance with Section 16(a) of the Exchange Act

The information required by Item 405 of SEC Regulation S-K is incorporated herein by reference from the disclosure included in the Company’s 2019 Proxy Statement under the caption “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE.”

Committee Charters and Code of Conduct and Ethics

The Company’s Board of Directors has adopted charters for each of the Audit Committee, the Compensation Committee and the Governance and Nominating Committee. Copies of these charters are available on the Company’s Internet website at www.YourSBFinancial.com by first clicking “Corporate Governance” and then “Supplementary Info”. The Company has adopted a Code of Conduct and Ethics that applies to the Company’s directors, officers and employees. A copy of the Code of Conduct and Ethics is available on the Company’s Internet website at www.YourSBFinancial.com under the “Corporate Governance” tab. Interested persons may also obtain copies of the Code of Conduct and Ethics, the Audit Committee charter, the Compensation Committee charter and the Governance and Nominating Committee charter, without charge, by writing to SB Financial Group, Inc., Attn: Keeta J. Diller, 401 Clinton Street, Defiance, OH 43512.

Audit Committee

The information required by Items 407(d)(4) and 407(d)(5) of SEC Regulation S-K is incorporated herein by reference from the disclosure included under the caption “MEETINGS AND COMMITTEES OF THE BOARD – Committees of the Board – Audit Committee” in the Company’s 2019 Proxy Statement.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 403 of SEC Regulation S-K is incorporated herein by reference from the disclosure included in the Company’s 2019 Proxy Statement under the caption “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT”.

Equity Compensation Plan Information

The SB Financial Group, Inc. Stock Incentive Plan (the “2008 Plan”) was approved by the shareholders of the Company at the 2008 Annual Meeting of Shareholders.

The SB Financial Group, Inc. Stock Incentive Plan (the “2017 Plan”) was approved by the shareholders of the Company at the 2017 Annual Meeting of Shareholders.

The following table shows, as of December 31, 2018, the number of common shares issuable upon exercise of outstanding stock options, the weighted-average exercise price of those stock options, and the number of common shares remaining for future issuance under the Company’s equity compensation plans (excluding common shares issuable upon exercise of outstanding stock options):

		Equity compensation plans approved by security holders
($ in thousands, except per share data)		2017 Plan	2008 Plan

a)	Number of securities to be issued upon exercise of outstanding options, warrants and rights	-	64,000

b)	Weighted-average exercise price of outstanding options, warrants and rights	$-	$6.99

c)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in row a)	481,732	-

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 404 of SEC Regulation S-K is incorporated herein by reference from the disclosure contained in the Company’s 2019 Proxy Statement under the caption “TRANSACTIONS WITH RELATED PERSONS”.

The information required by Item 407(a) of SEC Regulation S-K is incorporated herein by reference from the disclosure contained in the Company’s 2019 Proxy Statement under the caption “CORPORATE GOVERNANCE – Director Independence”.

Item 14. Principal Accountant Fees and Services.

The information required to be disclosed in this Item 14 is incorporated herein by reference from the disclosure contained in the Company’s 2019 Proxy Statement under the caption “AUDIT COMMITTEE DISCLOSURE” – Pre-Approval of Services Performed by Independent Registered Public Accounting Firm” and “AUDIT COMMITTEE DISCLOSURE” – Services of Independent Registered Public Accounting Firm”.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

Financial Statements

The following consolidated financial statements are incorporated by reference from Item 8 hereof:

●	Report of Independent Registered Public Accounting Firm (BKD, LLP), Opinion on Financial Statements

●	Report of Independent Registered Public Accounting Firm (BKD, LLP), Opinion on Internal Control over Financial Reporting

●	Consolidated Balance Sheets as of December 31, 2018 and 2017

●	Consolidated Statements of Income for the Years ended December 31, 2018 and 2017

●	Consolidated Statements of Comprehensive Income for the Years ended December 31, 2018 and 2017

●	Consolidated Statements of Stockholders’ Equity for the Years ended December 31, 2018 and 2017

●	Consolidated Statements of Cash Flows for Years ended December 31, 2018 and 2017

●	Notes to Consolidated Financial Statements

Financial Statement Schedules

All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

Item 16. Form 10-K Summary.

Not Applicable.

Exhibits

Exhibit No.	Description	Location
3.1	Amended Articles of the Company	Incorporated herein by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (File No. 01-36785).
3.2	Certificate of Amendment to the Amended Articles of the Company as filed with the Ohio Secretary of State on April 27, 1993	Filed herewith.
3.3	Certificate of Amendment to the Amended Articles of the Company as filed with the Ohio Secretary of State on April 30, 1997	Incorporated herein by reference to Exhibit 3(c) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 0-13507).
3.4	Certificate of Amendment to the Amended Articles of the Company as filed with the Ohio Secretary of State on May 27, 2011	Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed June 1, 2011 (File No. 0-13507).
3.5	Certificate of Amendment to the Amended Articles of the Company as filed with the Ohio Secretary of State on April 12, 2013	Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed April 18, 2013 (File No. 0-13507).
3.6	Certificate of Amendment by Directors or Incorporators to Articles filed with the Secretary of State of the State of Ohio on November 6, 2014	Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed November 12, 2014 (File No. 0-13507).
3.7	Amended Articles of the Company, as amended (reflecting amendments through November 6, 2014) [for SEC reporting compliance purposes only – not filed with the Ohio Secretary of State]	Filed herewith.
3.8	Amended and Restated Regulations of the Company	Incorporated herein by reference to Exhibit 3.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (File No. 0-13507).
3.9	Certificate Regarding Adoption of Amendment to Section 2.01 of the Amended and Restated Regulations of the Company by the Shareholders on April 16, 2009	Exhibit 3.1 to the Company’s Current Report on Form 8-K filed April 22, 2009 (File No. 0-13507).
4.1	Form of Certificate for 6.50% Noncumulative Convertible Perpetual Preferred Shares, Series A, of the Company	Incorporated herein by reference to Exhibit 4.1 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 filed on November 6, 2014 (File No. 333-198879).
4.2	Form of Depositary Receipt of the Company	Incorporated herein by reference to Exhibit 4.2 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 filed on November 6, 2014 (File No. 333-198879).
4.3	Deposit Agreement, dated November 6, 2014, by and among the Company, Computershare Inc. and Computershare Trust Company, N.A. as Depositary, and the Holders from time to time of the Depositary Receipts described therein	Incorporated herein by reference to Exhibit 4.3 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 filed on November 6, 2014 (File No. 333-198879).
4.4	Indenture, dated as of September 15, 2005, by and between the Company and Wilmington Trust Company, as Debenture Trustee, relating to Floating Rate Junior Subordinated Deferrable Interest Debentures	Incorporated herein by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 (File No. 0-13507).
4.5	Amended and Restated Declaration of Trust of Rurban Statutory Trust II, dated as of September 15, 2005	Incorporated herein by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 (File No. 0-13507).
4.6	Guarantee Agreement, dated as of September 15, 2005, by and between the Company and Wilmington Trust Company, as Guarantee Trustee	Incorporated herein by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 (File No. 0-13507).
4.7	Agreement to furnish instruments and agreements defining rights of holders of long-term debt	Filed herewith.
10.1*	The Company’s Plan to Allow Directors to Elect to Defer Compensation	Incorporated herein by reference to Exhibit 10(v) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (File No. 0-13507).
10.2*	2008 Stock Incentive Plan of the Company	Incorporated herein by reference to Exhibit 10 to the Company’s Current Report on Form 8-K filed April 22, 2008 (File No. 0-13507).
10.3*	Form of Restricted Stock Award Agreement (For Employees) under the Company’s 2008 Stock Incentive Plan	Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K for the fiscal year ended December 31, 2017 (File No. 0-13507).
10.4*	Form of Incentive Stock Option Agreement with Five-Year Vesting under the Company’s 2008 Stock Incentive Plan	Incorporated herein by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (File No. 0-13507).

Exhibit No.	Description	Location
10.5*	Form of Non-Qualified Stock Option Award Agreement with Five-Year Vesting under the Company’s 2008 Stock Incentive Plan	Incorporated herein by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (File No. 0-13507).
10.6*	Employees’ Stock Ownership and Savings Plan of the Company	Incorporated herein by reference to Exhibit 10(y) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (File No. 0-13507).
10.7*	Employee Stock Purchase Plan of the Company	Incorporated herein by reference to Exhibit 10(z) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (File No. 0-13507).
10.8*	Amended and Restated Employment Agreement, dated January 22, 2018, between the Company and Mark A. Klein	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 26, 2018 (File No. 01-36785).
10.9*	Amended and Restated Change of Control Agreement, dated January 22, 2018, between the Company and Mark A. Klein	Incorporated herein by reference to Exhibit 10.2(a) to the Company’s Current Report on Form 8-K filed January 26, 2018 (File No. 01-36785).
10.10*	Amended and Restated Change of Control Agreement, dated January 22, 2018, between the Company and Anthony V. Cosentino	Incorporated herein by reference to Exhibit 10.2(b) to the Company’s Current Report on Form 8-K filed January 26, 2018 (File No. 01-36785).
10.11*	Amended and Restated Change of Control Agreement, dated January 22, 2018, between the Company and Jonathan R. Gathman	Exhibit 10.2(c) to the Company’s Current Report on Form 8-K filed January 26, 2018 (File No. 01-36785).
10.12*	Amended Supplemental Executive Retirement Plan Agreement, dated as of January 22, 2018 by and between the Company and Mark A. Klein	Incorporated by reference to Exhibit 10.3(a) to the Company’s Current Report on Form 8-K filed January 26, 2018 (File No 01-36785).
10.13*	Amended Supplemental Executive Retirement Plan Agreement, dated as of January 22, 2018 by and between the Company and Anthony V. Cosentino	Incorporated by reference to Exhibit 10.3(b) to the Company’s Current Report on Form 8-K filed January 26, 2018 (File No 01-36785).
10.14*	2017 Split Dollar Agreement and Endorsement, dated as of January 22, 2018, between and The State Bank and Trust Company and Mark A. Klein	Incorporated by reference to Exhibit 10.4(a) to the Company’s Current Report on Form 8-K filed January 26, 2018 (File No 01-36785).
10.15*	2017 Split Dollar Agreement and Endorsement, dated as of January 22, 2018, between and The State Bank and Trust Company and Anthony V. Cosentino	Incorporated by reference to Exhibit 10.4(b) to the Company’s Current Report on Form 8-K filed January 26, 2018 (File No 01-36785).
10.16*	Non-Qualified Deferred Compensation Plan of the Company effective as of January 1, 2007	Incorporated herein by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (File No. 0-13507).
10.17*	Long-Term Incentive Compensation Plan for the Company and Affiliates	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 20, 2012 (File No. 0-13507).
10.18*	SB Financial Group 2017 Stock Incentive Plan	Filed herewith.
11	Statement Regarding Computation of Per Share Earnings	Included in Note 2 of the Notes to Consolidated Financial Statements of Registrant filed herewith as Exhibit 13.
13	2018 Annual Report of Registrant (not deemed filed except for portions thereof which are specifically incorporated by reference in this Annual Report on Form 10-K)	Specified portions filed herewith.
21	Subsidiaries of Registrant	Filed herewith.
23	Consent of BKD, LLP	Filed herewith.
24	Power of Attorney of Directors and Executive Officers	Included on signature page of this Annual Report on Form 10-K
31.1	Rule 13a-14(a)/15d-14(a) Certification – Principal Executive Officer	Filed herewith.
31.2	Rule 13a-14(a)/15d-14(a) Certification – Principal Financial Officer	Filed herewith.
32.1	Section 1350 Certification – Principal Executive Officer and Principal Financial Officer	Filed herewith.

101	The following materials from SB Financial Group Inc.’s 2018 Annual Report and incorporated therefrom in SB Financial Group, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, formatted in XBRL (extensible business reporting language) pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of December 31, 2018 and 2017; (ii) the Consolidated Statements of Income for the years ended December 31, 2018 and 2017; (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2018 and 2017; (iv) the Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2018 and 2017; (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2018 and 2017; and (vi) the Notes to Consolidated Financial Statements (electronically submitted herewith).

* Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SB FINANCIAL GROUP, INC.

		By:	/s/ Anthony V. Cosentino
Date:	March 8, 2019		Anthony V. Cosentino, Executive Vice President and Chief Financial Officer

Power of Attorney

KNOW ALL MEN BY THESE PRESENTS, that each undersigned officer and/or director of SB Financial Group, Inc., an Ohio corporation (the “Company”), which is about to file with the Securities and Exchange Commission, Washington, D.C., under the provisions of the Securities Exchange Act of 1934, as amended, the Annual Report of the Company on Form 10-K for the fiscal year ended December 31, 2018, hereby constitutes and appoints Mark A. Klein and Anthony V. Cosentino, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and re-substitution, for him and in his name, place and stead, in any and all capacities, to sign both the Annual Report on Form 10-K and any and all amendments and documents related thereto, and to file the same, and any and all exhibits, financial statements and schedules related thereto, and other documents in connection therewith, with the Securities and Exchange Commission and the NASDAQ Stock Market, granting unto said attorneys-in-fact and agents, and substitute or substitutes, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all things that each of said attorneys-in-fact and agents, or either of them or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Date	Capacity

/s/ Mark A. Klein Mark A. Klein	March 8, 2019	Chairman, President and Chief Executive Officer

/s/ Anthony V. Cosentino Anthony V. Cosentino	March 8, 2019	Executive Vice President and Chief Financial Officer

/s/ George W. Carter George W. Carter	March 8, 2019	Director

/s/ Robert A. Fawcett, Jr. Robert A. Fawcett, Jr.	March 8, 2019	Director

/s/ Gaylyn J. Finn Gaylyn J. Finn	March 8, 2019	Director

/s/ Richard L. Hardgrove Richard L. Hardgrove	March 8, 2019	Director

/s/ Tom R. Helberg Tom R. Helberg	March 8, 2019	Director

/s/ Rita A. Kissner Rita A. Kissner	March 8, 2019	Director

/s/ Mark A. Klein Mark A. Klein	March 8, 2019	Director

/s/ William G. Martin William G. Martin	March 8, 2019	Director

/s/ Timothy J. Stolly Timothy J. Stolly	March 8, 2019	Director
Date: March 8, 2019