Form 10-Q
period 2019-03-31
SB FINANCIAL GROUP, INC.
filed 2019-05-08
CIK 767405

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. Large Accelerate Filer ☐ Accelerated Filer ☒ Non-Accelerated Filer ☐ Smaller Reporting Company ☒ Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares, No Par Value	SBFG	The NASDAQ Stock Market, LLC
6,450,421 Outstanding at May 8, 2019		(NASDAQ Capital Market)

SB FINANCIAL GROUP, INC.

FORM 10-Q

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SB Financial Group, Inc.

Condensed Consolidated Balance Sheets

($ in thousands)	March 2019	December 2018
	(unaudited)	(audited)
Assets
Cash and due from banks	$62,962	$48,363
Available-for-sale securities	95,802	90,969
Loans held for sale	4,346	4,445
Loans, net of unearned income	782,523	771,883
Allowance for loan losses	(8,121)	(8,167)
Premises and equipment, net	23,270	22,084
Federal Reserve and Federal Home Loan Bank Stock, at cost	4,123	4,123
Foreclosed assets held for sale, net	313	131
Interest receivable	3,123	2,822
Goodwill and other intangibles	17,838	16,401
Cash value of life insurance	16,966	16,834
Mortgage servicing rights	10,838	11,365
Other assets	7,288	5,575
Total assets	$1,021,271	$986,828

Liabilities and shareholders' equity

Liabilities
Deposits
Non interest bearing demand	$146,327	$144,592
Interest bearing demand	132,101	130,628
Savings	115,272	104,444
Money market	175,334	181,426
Time deposits	258,624	241,462
Total deposits	827,658	802,552

Repurchase agreements	12,255	15,184
Federal Home Loan Bank advances	24,000	16,000
Trust preferred securities	10,310	10,310
Interest payable	1,123	909
Other liabilities	14,419	11,438
Total liabilities	889,765	856,393

Commitments & Contingent Liabilities	-	-

Shareholders' Equity
Preferred stock, no par value; authorized 200,000 shares; 2019 - 14,994 shares outstanding, 2018 - 14,995 shares outstanding	13,978	13,979
Common stock, no par value; 10,000,000 shares; 5,027,433 shares issued authorized 10,000,000 shares; 2019 - 6,694,696 shares issued, 2018 - 6,694,598 shares issued	40,486	40,485
Additional paid-in capital	15,143	15,226
Retained earnings	65,438	64,012
Accumulated other comprehensive income (loss)	124	(552)
Treasury stock, at cost; (2019 - 234,552 common shares, 2018 - 191,348 common shares)	(3,663)	(2,715)
Total shareholders' equity	131,506	130,435
Total liabilities and shareholders' equity	$1,021,271	$986,828

See notes to condensed consolidated financial statements (unaudited)

Note: The balance sheet at December 31, 2018 has been derived from the audited consolidated financial statements at that date.

SB Financial Group, Inc.

Condensed Consolidated Income Statement (unaudited)

($ in thousands, except per share data)	Three Months Ended
	March	March
Interest Income	2019	2018
Loans
Taxable	$9,427	$8,140
Tax exempt	62	21
Securities
Taxable	911	573
Tax exempt	98	117
Total interest income	10,498	8,851

Interest Expense
Deposits	1,918	975
Repurchase agreements & other	26	10
Federal Home Loan Bank advance expense	100	79
Trust preferred securities expense	114	87
Total interest expense	2,158	1,151

Net Interest Income	8,340	7,700
Provision for loan losses	-	300

Net interest income after provision for loan losses	8,340	7,400

Noninterest Income
Wealth management fees	734	739
Customer service fees	631	644
Gain on sale of mortgage loans & OMSR	1,192	1,100
Mortgage loan servicing fees, net	(280)	471
Gain on sale of non-mortgage loans	327	660
Title insurance income	19	-
Loss on sale/disposal of assets	(2)	(39)
Other income	379	668
Total noninterest income	3,000	4,243

Noninterest Expense
Salaries and employee benefits	4,902	4,939
Net occupancy expense	645	649
Equipment expense	711	829
Data processing fees	443	438
Professional fees	617	419
Marketing expense	239	221
Telephone and communications	115	122
Postage and delivery expense	84	74
State, local and other taxes	255	186
Employee expense	153	166
Other expenses	462	584
Total noninterest expense	8,626	8,627

Income before income tax	2,714	3,016

Provision for income taxes	488	563

Net Income	$2,226	$2,453

Preferred Share Dividends	244	244

Net Income available to Common Shareholders	$1,982	$2,209

Basic Earnings Per Common Share	$0.31	$0.40

Diluted Earnings Per Common Share	$0.28	$0.35

Average common shares outstanding (in thousands):
Basic:	6,482	5,519
Diluted:	7,994	7,055

See notes to condensed consolidated financial statements (unaudited)

SB Financial Group, Inc.

Condensed Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended
	March	March
($ in thousands)	2019	2018

Net income	$2,226	$2,453
Other comprehensive income:
Available for sale investment securities:
Unrealized holding gain (loss) arising in the period	856	(1,013)
Related tax (expense) benefit	(180)	213
Net effect on other comprehensive income	676	(800)
Total comprehensive income	$2,902	$1,653

SB Financial Group, Inc.

Condensed Consolidated Statements of Shareholders’ Equity (unaudited)

	Preferred	Common	Additional aid-in	Retained	Accumulated Other Comprehensive	Treasury
($ in thousands, except per share data)	Stock	Stock	Capital	Earnings	Income (Loss)	Stock	Total

Balance, January 1, 2019	$13,979	$40,485	$15,226	$64,012	$(552)	$(2,715)	$130,435
Net income				2,226			2,226
Stock reissue			22			117	139
Common stock issuance	(1)	1					-
Other comprehensive income					676		676
Dividends on common, $0.085 per share				(556)			(556)
Dividends on preferred, $0.1625 per share				(244)			(244)
Restricted stock vesting			(208)			208	-
Stock options exercised			(10)			21	11
Repurchased stock						(1,294)	(1,294)
Stock based compensation expense			113				113
Balance, March 31, 2019	$13,978	$40,486	$15,143	$65,438	$124	$(3,663)	$131,506

Balance, January 1, 2018	$13,983	$12,569	$15,405	$55,439	$(141)	$(3,255)	$94,000
Net income				2,453			2,453
Common stock issuance (1,666,666 shares)		27,912					27,912
Other comprehensive loss					(800)		(800)
Dividends on common, $0.075 per share				(486)			(486)
Dividends on preferred, $0.1625 per share				(244)			(244)
Restricted stock vesting			(257)			257	-
Stock options exercised			(41)			81	40
Repurchased stock						(58)	(58)
Share based compensation expense			82				82
Balance, March 31, 2018	$13,983	$40,481	$15,189	$57,162	$(941)	$(2,975)	$122,899

See notes to condensed consolidated financial statements (unaudited)

SB Financial Group, Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)

($ in thousands)	Three Months Ended March 31,
	2019	2018
Operating Activities
Net Income	$2,226	$2,453
Items not requiring (providing) cash
Depreciation and amortization	419	409
Provision for loan losses	-	300
Expense of share-based compensation plan	113	82
Amortization of premiums and discounts on securities	74	86
Amortization of intangible assets	2	2
Amortization of originated mortgage servicing rights	255	246
Impairment (recovery) of mortgage servicing rights	708	(92)
Proceeds from sale of loans held for sale	44,502	43,412
Originations of loans held for sale	(43,373)	(41,720)
Gain from sale of loans	(1,519)	(1,760)
Changes in
Interest receivable	(301)	(100)
Other assets	(1,575)	(1,438)
Interest payable & other liabilities	2,523	1,472

Net cash provided by operating activities	4,054	3,352
Investing Activities
Purchases of available-for-sale securities	(8,601)	(13,149)
Proceeds from maturities of available-for-sale securities	4,550	2,853
Net change in loans	(10,558)	(16,874)
Purchase of premises, equipment	(451)	(406)
Proceeds from sales of premises, equipment	7	133
Purchase of bank owned life insurance	(50)	-
Proceeds from sale of foreclosed assets	15	22
Acquisition, net of cash acquired	(2,600)	-

Net cash used in investing activities	(17,688)	(27,421)

Financing Activities
Net increase in demand deposits, money market, interest checking & savings accounts	7,944	19,530
Net increase in certificates of deposit	17,162	(335)
Net increase in securities sold under agreements to repurchase	(2,929)	(577)
Proceeds from Federal Home Loan Bank advances	8,000	-
Net proceeds from share-based compensation plans	11	40
Stock repurchase plan	(1,294)	(58)
Issuance of common shares	139	27,912
Dividends on common shares	(556)	(486)
Dividends on preferred shares	(244)	(244)

Net cash provided by financing activities	28,233	45,782

Increase in cash and cash equivalents	14,599	21,713

Cash and cash equivalents, beginning of year	48,363	26,616

Cash and cash equivalents, end of year	$62,962	$48,329

Supplemental cash flow information
Interest paid	$1,944	$1,110
Income taxes paid	$620	$220
Fair value of assets acquired - premises and equipment	$1,161	$-
Supplemental non-cash disclosure
Initial recognition of right-of-use lease assets	$293	$-
Transfer of loans to foreclosed assets	$199	$70

See notes to condensed consolidated financial statements (unaudited)

SB FINANCIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION

SB Financial Group, Inc., an Ohio corporation (the “Company”), is a financial holding company whose principal activity is the ownership and management of its wholly-owned subsidiaries, The State Bank and Trust Company (“State Bank”), RFCBC, Inc. (“RFCBC”), Rurbanc Data Services, Inc. dba RDSI Banking Systems (“RDSI”), and Rurban Statutory Trust II (“RST II”). In addition, State Bank owns all of the outstanding stock of Rurban Mortgage Company (“RMC”) and State Bank Insurance, LLC (“SBI”).

In March 2019, the Company formed SBFG Title, LLC (“Title”) and purchased all of the assets and real estate of an Ohio based title agency. The purchase was completed effective March 15, 2019, and its results had minimal impact on the Company’s results in the first quarter of 2019. The purchase resulted in an increase in goodwill, which is detailed in Note 11.

In March 2019, the Company activated SB Captive, Inc. (“Captive”), which is a captive insurance company based in Nevada. The Captive allows the Company to share insurance risk among a pool of similar sized banks. The results of the Captive had minimal impact on the Company’s results in the first quarter of 2019.

The consolidated financial statements include the accounts of the Company, State Bank, RFCBC, RDSI, RMC, Title, Captive and SBI. All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements reflect all adjustments that are, in the opinion of management, necessary to fairly present the financial position, results of operations and cash flows of the Company. Those adjustments consist only of normal recurring adjustments. Results of operations for the three months ended March 31, 2019, are not necessarily indicative of results for the complete year.

The condensed consolidated balance sheet of the Company as of December 31, 2018 has been derived from the audited consolidated balance sheet of the Company as of that date.

For further information, refer to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

New and applicable accounting pronouncements:

ASU No. 2018-07: Compensation – Stock Compensation (Topic 718)

This Accounting Standards Update (“ASU”) expands the scope of Topic 718, to include share-based payments issued to nonemployees for goods or services. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned. This ASU supersedes Subtopic 505-50, Equity-Based Payments to Non-Employees. The amendments in this ASU became effective for periods beginning after December 15, 2018. At this time, the Company does not recognize the existence of any nonemployee relationships involving share-based payments.

ASU No. 2016-02: Leases (Topic 842)

The Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, Leases. The new standard establishes a right-of-use asset model that requires a lessee to record an asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. An entity may adopt the new guidance either by restating prior periods and recording a cumulative effect adjustment at the beginning of the earliest comparative period presented or by recording a cumulative effect adjustment at the beginning of the period of adoption. The Company applied the standard by recording a cumulative effect adjustment at January 1, 2019. As the Company owns most of its branch locations, this ASU applied primarily to operating leases and the impact of adoption of this ASU by the Company was not material and resulted in a $0.3 million increase in assets and liabilities in the Company’s consolidated balance sheets at adoption.

ASU No. 2016-01: Recognition and Measurement of Financial Assets and Liabilities (Topic 825)

This ASU has a number of provisions including the requirements that public business entities use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, a separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e. securities or loans receivables). This ASU also eliminated the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. The amendment was adopted by the Company in the first quarter of 2018 and did not have a significant impact on the consolidated financial statements or on fair value and other required disclosures.

ASU No. 2014-09: Revenue from Contracts with Customers (Topic 606)

This ASU implements a common revenue standard that clarifies the principles for recognizing revenue. The core principle of the amendment is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. ASU 2014-09 establishes a five-step model, which entities must follow to recognize revenue and removes inconsistencies and weaknesses in existing guidance. The majority of our revenue-generating transactions are not subject to ASC 606, including revenue generated from financial instruments, such as our loans, letters of credit, derivatives and investment securities, as well as revenue related to our mortgage servicing activities, as these activities are subject to other GAAP discussed elsewhere within our disclosures. ASU 2014-09 was adopted on January 1, 2018 and had no material effect on how we recognize revenue or to our consolidated financial statements and disclosures.

ASU No. 2017-12: Derivatives and Hedging (Topic 815)

This ASU improves the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. The ASU also makes targeted improvements to simplify the application of the hedge accounting guidance. The amendments in this ASU became effective for fiscal years after December 15, 2018 and the Company adopted these amendments. The impact of these amendments was immaterial to the Company’s financial statements.

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

ASU No. 2016-13: Financial Instruments – Credit Losses (Topic 326)

This ASU, which is commonly known as “CECL,” replaces the current GAAP incurred impairment methodology regarding credit losses with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The amendments in this update affect an entity to varying degrees depending on the credit quality of the assets held by the entity, their duration, and how the entity applies current GAAP. The amendments in this ASU are effective for reporting periods beginning after December 15, 2019, and management will need further study to determine the impact on the Company’s consolidated financial statements. The Company implemented a process to track required data by utilizing accounting software in preparation for compliance.

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

NOTE 2 – EARNINGS PER SHARE

Earnings per share (EPS) have been computed based on the weighted average number of common shares outstanding during the periods presented. Included in the diluted EPS for March 31, 2019 are the impact of the full conversion of the Company’s depositary shares. Based upon the current conversion price of $10.1665, the 1,499,400 outstanding depositary shares are convertible into an aggregate of 1,474,845 common shares. There were no anti-dilutive shares in 2019 or 2018. The average number of common shares used in the computation of basic and diluted earnings per share were:

	Three Months Ended Mar. 31,
($ and outstanding shares in thousands - except per share data)	2019	2018

Distributed earnings allocated to common shares	$556	$486
Undistributed earnings allocated to common shares	1,422	1,720
Net earnings allocated to common shares	1,978	2,206
Net earnings allocated to participating securities	4	3
Dividends on convertible preferred shares	244	244
Net Income allocated to common shares and participating securities	$2,226	$2,453

Weighted average shares outstanding for basic earnings per share	6,482	5,519
Dilutive effect of stock compensation	37	72
Dilutive effect of convertible shares	1,475	1,464
Weighted average shares outstanding for diluted earnings per share	7,994	7,055

Basic earnings per common share	$0.31	$0.40

Diluted earnings per common share	$0.28	$0.35

Note 3 – AVAILABLE FOR SALE Securities

The amortized cost and appropriate fair values, together with gross unrealized gains and losses, of securities at March 31, 2019 and December 31, 2018 were as follows:

		Gross	Gross
($ in thousands)	Amortized	Unrealized	Unrealized
March 31, 2019:	Cost	Gains	Losses	Fair Value

U.S. Treasury and
Government agencies	$18,128	$219	$(47)	$18,300
Mortgage-backed securities	66,328	267	(550)	66,045
State and political subdivisions	11,189	278	(10)	11,457

Totals	$95,645	$764	$(607)	$95,802

		Gross	Gross
($ in thousands)	Amortized	Unrealized	Unrealized
December 31, 2018:	Cost	Gains	Losses	Fair Value

U.S. Treasury and
Government agencies	$18,597	$187	$(114)	$18,670
Mortgage-backed securities	61,868	114	(1,039)	60,943
State and political subdivisions	11,203	180	(27)	11,356

Totals	$91,668	$481	$(1,180)	$90,969

The amortized cost and fair value of securities available for sale at March 31, 2019, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
($ in thousands)	Cost	Value

Within one year	$4,798	$4,787
Due after one year through five years	10,848	10,924
Due after five years through ten years	9,090	9,291
Due after ten years	4,581	4,755
	29,317	29,757

Mortgage-backed securities	66,328	66,045

Totals	$95,645	$95,802

The fair value of securities pledged as collateral, to secure public deposits and for other purposes, was $43.9 million at March 31, 2019 and $30.7 million at December 31, 2018. The fair value of securities delivered for repurchase agreements was $17.3 million at March 31, 2019 and $17.9 million at December 31, 2018.

There were no realized gains and losses from sales of available-for-sale securities for the three months ended March 31, 2019 or March 31, 2018.

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments was $46.7 million at March 31, 2019, and $59.0 million at December 31, 2018, which was approximately 49 and 65 percent, respectively, of the Company’s available-for-sale investment portfolio at such dates. Based on evaluation of available evidence, including recent changes in market interest rates, credit rating information and information obtained from regulatory filings, management believes the declines in fair value for these securities are temporary. Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.

Securities with unrealized losses, aggregated by investment class and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2019 and December 31, 2018 are as follows:

($ in thousands)	Less than 12 Months		12 Months or Longer		Total
March 31, 2019	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Treasury and Government agencies	$1,343	$(2)	$5,780	$(45)	$7,123	$(47)
Mortgage-backed securities	3,003	(12)	35,381	(538)	38,384	(550)
State and political subdivisions	-	-	1,167	(10)	1,167	(10)
	$4,346	$(14)	$42,328	$(593)	$46,674	$(607)

($ in thousands)	Less than 12 Months		12 Months or Longer		Total
December 31, 2018	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Treasury and Government agencies	$1,417	$(8)	$7,870	$(106)	$9,287	$(114)
Mortgage-backed securities	10,613	(54)	37,495	(985)	48,108	(1,039)
State and political subdivisions	417	(6)	1,159	(21)	1,576	(27)

	$12,447	$(68)	$46,524	$(1,112)	$58,971	$(1,180)

The total potential unrealized loss as of March 31, 2019 in the securities portfolio was $0.6 million compared to a $1.2 million unrealized loss at December 31, 2018. Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concern warrants such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent of the Company to not sell the investment and whether it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost. Management has determined there is no other-than-temporary-impairment on these securities.

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

Categories of loans at March 31, 2019 and December 31, 2018 include:

	Total Loans		Non-Accrual Loans
($ in thousands)	March 2019	December 2018	March 2019	December 2018

Commercial & industrial	$135,580	$127,041	$998	$730
Commercial real estate - owner occupied	95,348	95,651	-	-
Commercial real estate - nonowner occupied	247,123	243,688	212	218
Agricultural	50,620	52,012	-	-
Residential real estate	191,657	191,282	1,660	1,752
Home equity line of credit (HELOC)	47,302	47,382	269	195
Consumer	14,272	14,228	7	11

Total Loans	$781,902	$771,284	$3,146	$2,906

Net deferred costs	$621	$599

Total Loans, net deferred costs	$782,523	$771,883

Allowance for loan losses	$(8,121)	$(8,167)

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

The following tables present the activity in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of March 31, 2019, December 31, 2018 and March 31, 2018.

($ in thousands)

For the Three Months Ended March 31, 2019	Commercial & industrial	Commercial real estate	Agricultural	Residential real estate	Consumer	Total
Allowance for loan and lease losses
Beginning balance	$1,435	$2,923	$482	$2,567	$760	$8,167
Charge offs	(48)	-	-	-	(12)	(60)
Recoveries	-	-	-	-	14	14
Provision	(53)	346	(16)	(251)	(26)	-
Ending balance	$1,334	$3,269	$466	$2,316	$736	$8,121

($ in thousands)

For the Three Months Ended March 31, 2018	Commercial & industrial	Commercial real estate	Agricultural	Residential real estate	Consumer	Total
Allowance for loan and lease losses
Beginning balance	$823	$3,779	$505	$2,129	$694	$7,930
Charge offs	-	(19)	-	-	(1)	(20)
Recoveries	-	3	-	1	5	9
Provision	155	(90)	12	229	(6)	300
Ending balance	$978	$3,673	$517	$2,359	$692	$8,219

($ in thousands)	Commercial & industrial	Commercial real estate	Agricultural	Residential real estate	Consumer	Total
Loans Receivable at March 31, 2019
Allowance:
Ending balance:
individually evaluated
for impairment	$-	$-	$-	$89	$1	$90
Ending balance:
collectively evaluated
for impairment	$1,334	$3,269	$466	$2,227	$735	$8,031

Loans:
Ending balance:
individually evaluated
for impairment	$948	$212	$-	$2,308	$38	$3,506
Ending balance:
collectively evaluated
for impairment	$134,632	$342,259	$50,620	$189,349	$61,536	$778,396

($ in thousands)	Commercial & industrial	Commercial real estate	Agricultural	Residential real estate	Consumer	Total
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

The following tables present the credit risk profile of the Company’s loan portfolio based on rating category as of March 31, 2019 and December 31, 2018.

($ in thousands)
March 31, 2019	Commercial & industrial	Commercial real estate - owner occupied	Commercial real estate - nonowner occupied	Agricultural	Residential real estate	HELOC	Consumer	Total

Pass (1 - 4)	$131,631	$95,348	$244,656	$50,157	$188,898	$46,954	$14,250	$771,894
Special Mention (5)	844	-	554	463	-	-	-	1,861
Substandard (6)	2,669	-	1,701	-	2,725	348	22	7,465
Doubtful (7)	436	-	212	-	34	-	-	682
Loss (8)	-	-	-	-	-	-	-	-
Total Loans	$135,580	$95,348	$247,123	$50,620	$191,657	$47,302	$14,272	$781,902

($ in thousands)
December 31, 2018	Commercial & industrial	Commercial real estate - owner occupied	Commercial real estate - nonowner occupied	Agricultural	Residential real estate	HELOC	Consumer	Total
Pass (1 - 4)	$123,861	$95,651	$241,737	$51,702	$188,709	$47,108	$14,217	$762,985
Special Mention (5)	680	-	20	310	-	-	-	1,010
Substandard (6)	2,305	-	1,714	-	2,538	273	11	6,841
Doubtful (7)	195	-	218	-	35	-	-	448
Loss (8)	-	-	-	-	-	-	-	-
Total Loans	$127,041	$95,651	$243,689	$52,012	$191,282	$47,381	$14,228	$771,284

The Company evaluates the loan risk grading system definitions and allowance for loan loss methodology on an ongoing basis.

The following tables present the Company’s loan portfolio aging analysis as of March 31, 2019 and December 31, 2018.

($ in thousands)	30-59 Days	60-89 Days	Greater Than	Total Past		Total Loans
March 31, 2019	Past Due	Past Due	90 Days	Due	Current	Receivable

Commercial & industrial	$-	$-	$458	$458	$135,122	$135,580
Commercial real estate - owner occupied	-	-	-	-	95,348	95,348
Commercial real estate - nonowner occupied	424	-	-	424	246,699	247,123
Agricultural	-	-	-	-	50,620	50,620
Residential real estate	283	103	214	600	191,057	191,657
HELOC	87	105	70	262	47,040	47,302
Consumer	14	6	7	27	14,245	14,272
Total Loans	$808	$214	$749	$1,771	$780,131	$781,902

($ in thousands)	30-59 Days	60-89 Days	Greater Than	Total Past		Total Loans
December 31, 2018	Past Due	Past Due	90 Days	Due	Current	Receivable

Commercial & industrial	$120	$-	$661	$781	$126,260	$127,041
Commercial real estate - owner occupied	-	-	-	-	95,651	95,651
Commercial real estate - nonowner occupied	343	-	-	343	243,345	243,688
Agricultural	-	-	-	-	52,012	52,012
Residential real estate	2,400	886	384	3,670	187,612	191,282
HELOC	163	16	55	234	47,148	47,382
Consumer	5	1	11	17	14,211	14,228
Total Loans	$3,030	$904	$1,111	$5,045	$766,239	$771,284

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

The following tables present impaired loan information as of and for the three months ended March 31, 2019 and 2018, and for the twelve months ended December 31, 2018:

Three Months Ended
March 31, 2019	Recorded	Unpaid Principal	Related	Average Recorded	Interest Income
($ in thousands)	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Commercial & industrial	$948	$1,223	$-	$949	$25
Commercial real estate - owner occupied	-	-	-	-	-
Commercial real estate - nonowner occupied	212	212	-	259	7
Agricultural	-	-	-	-	-
Residential real estate	1,337	1,380	-	1,608	24
HELOC	18	18		20	-
Consumer	-	-	-	-	-
With a specific allowance recorded:
Commercial & industrial	-	-	-	-	-
Commercial real estate - owner occupied	-	-	-	-	-
Commercial real estate - nonowner occupied	-	-	-	-	-
Agricultural	-	-	-	-	-
Residential real estate	971	971	89	1,003	12
HELOC	-	-	-	-	-
Consumer	20	20	1	21	-
Totals:
Commercial & industrial	$948	$1,223	$-	$949	$25
Commercial real estate - owner occupied	$-	$-	$-	$-	$-
Commercial real estate - nonowner occupied	$212	$212	$-	$259	$7
Agricultural	$-	$-	$-	$-	$-
Residential real estate	$2,308	$2,351	$89	$2,611	$36
HELOC	$18	$18	$-	$20	$-
Consumer	$20	$20	$1	$21	$-

Twelve Months Ended
December 31, 2018	Recorded	Unpaid Principal	Related	Average Recorded	Interest Income
($ in thousands)	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Commercial & industrial	$605	$832	$-	$405	$23
Commercial real estate - owner occupied	-	-	-	-	-
Commercial real estate - nonowner occupied	218	218	-	260	17
Agricultural	-	-	-	-	-
Residential real estate	1,376	1,419	-	1,656	90
HELOC	20	20	-	21	1
Consumer	-	-	-	-	-
With a specific allowance recorded:
Commercial & industrial	125	125	61	127	21
Commercial real estate - owner occupied	-	-	-	-	-
Commercial real estate - nonowner occupied	-	-	-	-	-
Agricultural	-	-	-	-	-
Residential real estate	933	959	76	993	35
HELOC	-	-	-	-	-
Consumer	7	7	1	8	1
Totals:
Commercial & industrial	$730	$957	$61	$532	$44
Commercial real estate - owner occupied	$-	$-	$-	$-	$-
Commercial real estate - nonowner occupied	$218	$218	$-	$260	$17
Agricultural	$-	$-	$-	$-	$-
Residential real estate	$2,309	$2,378	$76	$2,649	$125
HELOC	$20	$20	$-	$21	$1
Consumer	$7	$7	$1	$8	$1

Three Months Ended
March 31, 2018	Average Recorded	Unpaid Principal
($ in thousands)	Investment	Balance
With no related allowance recorded:
Commercial & industrial	$32	$32
Commercial real estate - owner occupied	-	-
Commercial real estate - nonowner occupied	480	506
Agricultural	-	-
Residential real estate	1,442	1,485
HELOC	-	-
Consumer	-	-
With a specific allowance recorded:
Commercial & industrial	-	-
Commercial real estate - owner occupied	-	-
Commercial real estate - nonowner occupied
Agricultural	-	-
Residential real estate	1,141	1,160
HELOC	-	-
Consumer	10	10
Totals:
Commercial & industrial	$32	$32
Commercial real estate - owner occupied	$-	$-
Commercial real estate - nonowner occupied	$480	$506
Agricultural	$-	$-
Residential real estate	$2,583	$2,645
HELOC	$-	$-
Consumer	$10	$10

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

TDR Concession Types

The Company’s standards relating to loan modifications consider, among other factors, minimum verified income requirements, cash flow analysis, and collateral valuations. Each potential loan modification is reviewed individually and the terms of the loan are modified to meet a borrower’s specific circumstances at a point in time. All loan modifications, including those classified as TDRs, are reviewed and approved. The types of concessions provided to borrowers include:

●	Interest rate reduction: A reduction of the stated interest rate to a nonmarket rate for the remaining original life of the loan. The Company also may grant interest rate concessions for a limited timeframe on a case by case basis.

●	Amortization or maturity date change: A change in the amortization or maturity date beyond what the collateral supports, including a concession that does any of the following:

(1)	Lengthens the amortization period of the amortized principal beyond market terms. This concession reduces the minimum monthly payment and increases the amount of the balloon payment at the end of the term of the loan. Principal is generally not forgiven.

(2)	Reduces the amount of loan principal to be amortized. This concession also reduces the minimum monthly payment and increases the amount of the balloon payment at the end of the term of the loan. Principal is generally not forgiven.

(3)	Extends the maturity date or dates of the debt beyond what the collateral supports. This concession generally applies to loans without a balloon payment at the end of the term of the loan. In addition, there may be instances where renewing loans potentially require non-market terms and would then be reclassified as TDRs.

●	Other: A concession that is not categorized as one of the concessions described above. These concessions include, but are not limited to: principal forgiveness, collateral concessions, covenant concessions, and reduction of accrued interest. Principal forgiveness may result from any TDR modification of any concession type.

The following table represents new TDR activity for the first three months of 2019:

($ in thousands)	Number of Loans	Pre- Modification Recorded Balance	Post Modification Recorded Balance

Commercial & industrial	3	$763	$763

Total Modifications	3	$763	$763

	Interest			Total
	Only	Term	Combination	Modification

Commercial & industrial	$150	$613	$-	$763

Total Modifications	$150	$613	$-	$763

During the first three months of 2018, there was no TDR activity.

The following table represents TDRs modified in the past twelve-month period that have subsequently defaulted.

($ in thousands)	Number of Contracts	Recorded Balance

Residential real estate	2	102

Total Modifications	2	$102

NOTE 5 – MORTGAGE SERVICING RIGHTS

Mortgage loans serviced for others are not included in the accompanying balance sheets. The unpaid principal balance of mortgage loans serviced for others approximated $1.0 billion at March 31, 2019 and $1,084.7 million at December 31, 2018. Contractually specified servicing fees of approximately $0.7 million and $0.6 million were included in mortgage loan servicing fees in the income statement for the periods ending March 31, 2019 and 2018, respectively.

The following table summarizes mortgage servicing rights capitalized and related amortization, along with activity in the related valuation allowance:

($ in thousands)	2019	2018

Carrying amount, January 1	$11,365	$9,907
Mortgage servicing rights capitalized during the year	436	443
Mortgage servicing rights amortization during the year	(255)	(246)
Net change in valuation allowance	(708)	92
Carrying amount, March 31	$10,838	$10,196

Valuation allowance:
January 1	$212	$151
Increase (reduction)	708	(92)

March 31	$920	$59

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

Non-designated Hedges

The Company does not use derivatives for trading or speculative purposes. Derivatives not designated as hedges are not speculative and result from a service the Company provides to certain customers. The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. Those interest rate swaps are simultaneously offset by interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. As of March 31, 2019 and December 31, 2018, the notional amount of customer-facing swaps was approximately $53.7 million and $49.9 million, respectively. The same amounts were offset with third party counterparties, as described above.

The Company has minimum collateral posting thresholds with its derivative counterparties. As of March 31, 2019, the Company had $1.0 million of cash posted as collateral with correspondents. The Company had no cash posted as collateral with correspondents as of December 31, 2018.

The table below presents the fair value of the Company’s derivative financial instruments, as well as their classification on the Balance Sheet, as of March 31, 2019 and December 31, 2018.

	Asset Derivatives		Liability Derivatives
	March 31, 2019		March 31, 2019
	Balance Sheet	Fair	Balance Sheet	Fair
($ in thousands)	Location	Value	Location	Value
Derivatives not designated as hedging instruments:
Interest rate contracts	Other Assets	$1,190	Other Liabilities	$1,190

	Asset Derivatives		Liability Derivatives
	December 31, 2018		December 31, 2018
	Balance Sheet	Fair	Balance Sheet	Fair
($ in thousands)	Location	Value	Location	Value
Derivatives not designated as hedging instruments:
Interest rate contracts	Other Assets	$687	Other Liabilities	$687

The Company’s derivative financial instruments had no net effect on the condensed consolidated income statements for the three months ended March 31, 2019 and 2018.

Securities Sold Under Repurchase Agreements

State Bank has retail repurchase agreements to facilitate cash management transactions with commercial customers. These obligations are secured by agency and mortgage-backed securities and such collateral is held by the Federal Home Loan Bank. The agreements mature within one month. These repurchase agreements are secured by agency securities and mortgage-backed securities with corresponding liabilities of $2.8 million and $14.5 million, respectively. These securities have various maturity dates beyond 2020.

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

The following table presents the fair value measurements of assets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2019 and December 31, 2018.

Fair Value Measurements Using:

($ in thousands) Available for Sale Securities:	March 31, 2019	(Level 1)	(Level 2)	(Level 3)

U.S. Treasury and Government Agencies	$18,300	$-	$18,300	$-
Mortgage-backed securities	66,045	-	66,045	-
State and political subdivisions	11,457	-	11,457	-
Interest rate contracts - assets	1,190	-	1,190	-
Interest rate contracts - liabilities	(1,190)	-	(1,190)	-

Fair Value Measurements Using:

($ in thousands) Available for Sale Securities:	December 31, 2018	(Level 1)	(Level 2)	(Level 3)

U.S. Treasury and Government Agencies	$18,670	$-	$18,670	$-
Mortgage-backed securities	60,943	-	60,943	-
State and political subdivisions	11,356	-	11,356	-
Interest rate contracts - assets	687	-	687	-
Interest rate contracts - liabilities	(687)	-	(687)	-

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

Collateral-dependent Impaired Loans, NET of ALLL

Loans for which it is probable the Company will not collect all principal and interest due according to contractual terms are measured for impairment. The estimated fair value of collateral-dependent impaired loans is based on the appraised value of the collateral, less estimated cost to sell. Collateral-dependent impaired loans are classified within Level 3 of the fair value hierarchy. This method requires obtaining an independent appraisal of the collateral, which is reviewed for accuracy and consistency by Credit Administration. These appraisers are selected from the list of approved appraisers maintained by management. The appraised values are reduced by applying a discount factor to the value based on the Company’s loan review policy. All impaired loans held by the Company were collateral dependent at March 31, 2019 and December 31, 2018.

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

($ in thousands) Description	Fair Values at March 31, 2019	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$885	$-	$-	$885
Mortgage Servicing Rights	5,803	-	-	5,803

($ in thousands) Description	Fair Values at December 31, 2018	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$1,027	$-	$-	$1,027
Mortgage Servicing Rights	3,191	-	-	3,191

Level 1 - Quoted Prices in Active Markets for Identical Assets

Level 2 - Significant Other Observable Inputs

Level 3 - Significant Unobservable Inputs

($ in thousands)	Fair Values at March 31, 2019	Valuation Technique	Unobservable Inputs	Range (weighted- average)

Collateral-dependent impaired loans	$885	Market comparable properties	Comparability adjustments (%)	12 - 35% (16%)
Mortgage servicing rights	5,803	Discounted cash flow	Discount Rate	9.80%
			Constant prepayment rate	9.14%
			P&I earnings credit	2.50%
			T&I earnings credit	2.55%
			Inflation for cost of servicing	1.50%

($ in thousands)	Fair Values at December 31, 2018	Valuation Technique	Unobservable Inputs	Range (weighted- average)

Collateral-dependent impaired loans	$1,027	Market comparable properties	Comparability adjustments (%)	20 - 35% (29%)
Mortgage servicing rights	3,191	Discounted cash flow	Discount Rate	10.30%
			Constant prepayment rate	7.02%
			P&I earnings credit	2.51%
			T&I earnings credit	3.02%
			Inflation for cost of servicing	1.50%

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements.

There were no changes in the inputs or methodologies used to determine fair value at March 31, 2019 as compared to December 31, 2018.

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

Loans

The estimated fair value of loans as of March 31, 2019 follows the guidance in ASU 2016-01, which prescribes an “exit price” approach in estimating and disclosing fair value of financial instruments. The fair value calculation at that date discounted estimated future cash flows using rates that incorporated discounts for credit, liquidity, and marketability factors. The fair value estimate shown as of December 31, 2018 used an “entry price” approach. The fair value calculation for that date discounted estimated future cash flows using current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. Consequently, the fair value disclosures for March 31, 2019 and December 31, 2018 are not directly comparable.

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

Deposits, FHLB advances & Repurchase agreements

Deposits include demand deposits, savings accounts, and certain money market deposits. The carrying amount approximates the fair value. The estimated fair value for fixed-maturity time deposits, as well as borrowings, is based on estimates of the rate State Bank could pay on similar instruments with similar terms and maturities at March 31, 2019 and December 31, 2018.

Loan Commitments

The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. The estimated fair values for other financial instruments and off-balance-sheet loan commitments approximate cost at March 31, 2019 and December 31, 2018 and are not considered significant to this presentation.

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

	March 31, 2019
	Carrying	Fair	Fair Value Measurements Using
($ in thousands)	Amount	value	(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and due from banks	$62,962	$62,962	$62,962	$-	$-
Loans held for sale	4,346	4,470	-	4,470	-
Loans, net of allowance for loan losses	774,402	772,283	-	-	772,283
Federal Reserve and FHLB Bank stock, at cost	4,123	4,123	-	4,123	-
Interest receivable	3,123	3,123	-	3,123	-

Financial liabilities
Deposits	$827,658	$826,659	$569,116	$257,543	$-
Repurchase agreements	12,255	12,255	-	12,255	-
FHLB advances	24,000	24,008	-	24,008	-
Trust preferred securities	10,310	9,731	-	9,731	-
Interest payable	1,123	1,123	-	1,123	-

	December 31, 2018
	Carrying	Fair	Fair Value Measurments Using
($ in thousands)	Amount	value	(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and due from banks	$48,363	$48,363	$48,363	$-	$-
Loans held for sale	4,445	4,589	-	4,589	-
Loans, net of allowance for loan losses	763,716	757,469	-	-	757,469
Federal Reserve and FHLB Bank stock, at cost	4,123	4,123	-	4,123	-
Interest receivable	2,822	2,822	-	2,822	-

Financial liabilities
Deposits	$802,552	$799,726	$561,090	$238,636	$-
Repurchase agreements	15,184	15,184	-	15,184	-
FHLB advances	16,000	15,848	-	15,848	-
Trust preferred securities	10,310	10,233	-	10,233	-
Interest payable	909	909	-	909	-

NOTE 8 – SHARE BASED COMPENSATION

In April 2017, the Company’s shareholders approved a new share-based incentive compensation plan, the SB Financial Group, Inc. 2017 Stock Incentive Plan (the "2017 Plan"), which replaced the Company’s 2008 Stock Incentive Plan. This plan permits the Company to grant or award incentive stock options, nonqualified stock options, stock appreciation rights ("SAR’s"), restricted stock, and restricted stock units (“RSU’s”) to employees and directors of the Company and its subsidiaries. A total of 500,000 common shares of the Company are available for grants or awards under the 2017 Plan of which, 41,358 shares had been granted under the plan as of March 31, 2019.

The 2008 Plan, which was approved by the shareholders in April 2008, permitted the grant or award of incentive stock options, nonqualified stock options, stock appreciation rights ("SARs"), and restricted stock for up to 250,000 common shares of the Company. While awards granted under the 2008 plan remain outstanding, no further awards may be granted under the 2008 Plan after April 2018.

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

Stock option awards are granted with an exercise price equal to the market price of the Company’s stock at the date of grant and those option awards vest based on 5 years of continuous service and have 10-year contractual terms. The fair value of each option award was estimated on the date of grant using the Black-Scholes valuation model. No options were granted in the first three months of 2019.

A summary of stock option activity under the Company’s plans as of March 31, 2019 and changes during the quarter then ended, is presented below:

($ in thousands - except per share data)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Term	Aggregate Intrinsic Value

Outstanding, December 31, 2018	64,000	$6.99
Granted	-	-
Exercised	(1,500)	7.55
Forfeited	-	-
Expired	-	-

Outstanding, March 31, 2019	62,500	$6.98	0.88	$690

Exercisable, March 31, 2019	62,500	$6.98	0.88	$690

During 2019, the 1,500 option shares exercised had a total intrinsic value of $0.02 million and the cash received from these exercised options was $0.01 million. The tax benefit from these transactions was immaterial. As of March 31, 2019, there was no unrecognized compensation cost related to stock option awards granted under the 2008 Plan.

On February 5, 2013, the Company adopted a Long Term Incentive (LTI) Plan. The Plan awards restricted stock in the Company to certain key executives under the 2008 and 2017 Plans. These restricted stock awards vest over a four-year period and are intended to assist the Company in retention of key executives. During 2018, the Company met certain performance targets and restricted stock awards were approved and issued in February of 2019. The compensation cost charged against income for the LTI Plan was $0.11 million, with a total income tax benefit recognized in the income statement of $0.02 million.

As of March 31, 2019, there was $0.82 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements related to the restricted stock awards under the 2008 and 2017 Plans which were granted in accordance with the LTI plan. That cost is expected to be recognized over a weighted-average period of 2.1 years.

A summary of restricted stock activity under the Company’s plans as of March 31, 2019 and changes during the quarter then ended, is presented below:

	Shares	Weighted- Average Value per Share

Nonvested, December 31, 2018	46,894	$16.31

Granted	23,090	18.39
Vested	(17,260)	15.00
Forfeited	(1,069)	17.23

Nonvested, March 31, 2019	51,655	$17.66

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

NOTE 11 – GOODWILL AND INTANGIBLES

On March 15, 2019, the Company purchased all of the assets of a Title Agency through a newly-formed, wholly-owned subsidiary, SBFG Title, LLC. This acquisition resulted in approximately $1.4 million in goodwill.

A summary of the activity in goodwill and intangibles is presented below:

($ in thousands)	Carrying Amount
Balance, December 31, 2018	$16,401
Acquisition	1,439
Amortization	(2)
Balance, March 31, 2019	$17,838

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Information

This Quarterly Report on Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains certain forward-looking statements that are provided to assist in the understanding of anticipated future financial performance. Forward-looking statements provide current expectations or forecasts of future events and are not guarantees of future performance. Examples of forward-looking statements include: (a) projections of income or expense, earnings per share, the payment or non-payment of dividends, capital structure and other financial items; (b) statements of plans and objectives of the Company or our management or Board of Directors, including those relating to products or services; (c) statements of future economic performance; (d) statements regarding future customer attraction or retention; and (e) statements of assumptions underlying such statements. Words such as “anticipates”, “believes”, “plans”, “intends”, “expects”, “projects”, “estimates”, “should”, “may”, “would be”, “will allow”, “will likely result”, “will continue”, “will remain”, or other similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying those statements. Forward-looking statements are based on management’s expectations and are subject to a number of risks and uncertainties. Although management believes that the expectations reflected in such forward-looking statements are reasonable, actual results may differ materially from those expressed or implied in such statements. Risks and uncertainties that could cause actual results to differ materially include, without limitation, risks and uncertainties inherent in the national and regional banking industry, changes in economic conditions in the market areas in which the Company and its subsidiaries operate, changes in policies by regulatory agencies, changes in accounting standards and policies, changes in tax laws, fluctuations in interest rates, demand for loans in the market areas in which the Company and its subsidiaries operate, increases in FDIC insurance premiums, changes in the competitive environment, losses of significant customers, geopolitical events and the loss of key personnel. Additional detailed information concerning a number of important factors which could cause actual results to differ materially from the forward-looking statements contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations is available in the Company’s filings with the Securities and Exchange Commission, including the risks identified under the heading “Item 1A. Risk Factors” of Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018. Undue reliance should not be placed on the forward-looking statements, which speak only as of the date hereof. Except as may be required by law, the Company undertakes no obligation to update any forward-looking statement to reflect unanticipated events or circumstances after the date on which the statement is made.

Overview of SB Financial

SB Financial Group, Inc. is an Ohio corporation and a financial holding company registered with the Federal Reserve Board. SB Financial’s wholly-owned subsidiary, The State Bank and Trust Company (“State Bank”), is an Ohio-chartered bank engaged in commercial banking.

Rurban Statutory Trust II was established in August 2005. In September 2005, RST II completed a pooled private offering of 10,000 Trust Preferred Securities with a liquidation amount of $1,000 per security. The proceeds of the offering were loaned to the Company in exchange for junior subordinated debentures of the Company with terms substantially similar to the Trust Preferred Securities. The sole assets of RST II are the junior subordinated debentures, and the back-up obligations, in the aggregate, constitute a full and unconditional guarantee by the Company of the obligations of RST II.

RFCBC, Inc. is an Ohio corporation and wholly-owned subsidiary of the Company that was incorporated in August 2004. RFCBC operates as a loan subsidiary in servicing and working out problem loans.

State Bank Insurance, LLC (“SBFG Title”) is an Ohio corporation and a wholly owned subsidiary of State Bank incorporated in June of 2010. SBI is an insurance company that engages in the sale of insurance products to retail and commercial customers of State Bank.

SBFG Title, LLC (“SB Captive”) is an Ohio corporation that was formed in March 2019. SBFG Title engages in the sale of title insurance services.

SB Captive, Inc., is a Nevada corporation that was activated in March 2019. SB Captive pools insurance risk among like sized banking institutions.

Rurbanc Data Services, Inc. dba RDSI Banking Systems was sold in January 2018 and formerly provided item processing services to community banks and businesses

Unless the context indicates otherwise, all references herein to “we”, “us”, “our”, or the “Company” refer to SB Financial Group, Inc. and its consolidated subsidiaries.

Critical Accounting Policies

Note 1 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 describes the significant accounting policies used in the development and presentation of the Company’s financial statements. The accounting and reporting policies of the Company are in accordance with accounting principles generally accepted in the United States and conform to general practices within the banking industry. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. The Company’s financial position and results of operations can be affected by these estimates and assumptions and are integral to the understanding of reported results. Critical accounting policies are those policies that management believes are the most important to the portrayal of the Company’s financial condition and results, and they require management to make estimates that are difficult, subjective, and/or complex.

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

Three Months Ended March 31, 2019 compared to Three Months Ended March 31, 2018

Net Income: Net income for the first quarter of 2019 was $2.2 million compared to net income of $2.50 million for the first quarter of 2018, a decrease of 9 percent. Earnings per diluted share (EPS) of $0.28 were down 20 percent from the $0.35 for the first quarter of 2018. During the quarter, the Company incurred a temporary impairment of its mortgage servicing rights.

Provision for Loan Losses: The first quarter provision for loan losses was $0.0 million compared to $0.3 million for the year-ago quarter. Net charge-offs for the quarter were $0.05 million compared to $0.01 million for the year-ago quarter. Total delinquent loans ended the quarter at $1.8 million, or 0.23 percent of total loans, which is down $0.5 million from the prior year.

Asset Quality Review – For the Period Ended	Mar. 31,	Mar. 31,
($’s in Thousands)	2019	2018
Net charge-offs	$47	$10
Nonaccruing loans	3,147	2,321
Accruing Trouble Debt Restructures	827	1,115
Nonaccruing and restructured loans	3,974	3,436
OREO / OAO	313	70
Nonperforming assets	4,287	3,506
Nonperforming assets/Total assets	0.42%	0.38%
Allowance for loan losses/Total loans	1.04%	1.16%
Allowance for loan losses/Nonperforming loans	204.4%	239.2%

Consolidated Revenue: Total revenue, consisting of net interest income and noninterest income, was $11.3 million for the first quarter of 2019, a decrease of $0.6 million, or 5 percent, from the $11.9 million generated during the 2018 first quarter.

Net interest income was $8.3 million, which is up $0.6 million from the prior year first quarter’s $7.7 million. The Company’s earning assets increased $77.0 million, coupled with a 37 basis point increase in the yield on earning assets. The net interest margin for the first quarter of 2019 was 3.81 percent compared to 3.86 percent for the first quarter of 2018. Funding costs for interest bearing liabilities for the first quarter of 2019 were 1.20 percent compared to 0.71 percent for the prior year first quarter.

Noninterest income was $3.0 million for the 2019 first quarter, which was down $1.2 million from the prior year first quarter’s $4.2 million. In addition to the mortgage revenue detailed below, gains from the sale of non-mortgage loans was $0.3 million and wealth management revenue was $0.7 million. Temporary impairment of our mortgage servicing rights reduced noninterest income by $0.7 million in the quarter. The completion of the sale of DCM in the first quarter of 2018, resulted in noninterest income of $0.4 million. Noninterest income as a percentage of average assets for the first quarter of 2019 was 1.20 percent compared to 1.87 percent for the prior year first quarter.

State Bank originated $51.4 million of mortgage loans for the first quarter of 2019, of which $43.4 million was sold with the remainder in loans held for investment. This compares to $58.5 million for the first quarter of 2018, of which $40.6 million was sold with the remainder in loans held for investment. These first quarter 2019 originations and subsequent sales resulted in $1.2 million of gains, up $0.1 million from the gains for the first quarter of 2018. Net mortgage banking revenue was $0.9 million for the first quarter of 2019 compared to $1.6 million for the first quarter of 2018. The 2019 first quarter included a $0.7 million negative valuation impairment on our mortgage servicing rights, due to increased prepayment speeds in the portfolio and marginally higher rates.

Consolidated Noninterest Expense: Noninterest expense for the first quarter of 2019 was $8.6 million, which was flat compared to $8.6 million in the prior-year first quarter. The first quarter of 2019 included lower commission on SBA and mortgage sales (of $0.3 million). The prior year included expenses related to the sale of DCM (of $0.2 million) and several tax reduction initiatives (of $0.2 million).

Income Taxes: Income taxes for the first quarter of 2019 were $0.5 million (effective rate 18.0 percent) compared to $0.6 million (effective rate 18.7 percent) for the first quarter of 2018.

Changes in Financial Condition

Total assets at March 31, 2019 were $1,021.3 million, an increase of $34.4 million or 3.5 percent since 2018 year end. Total loans, net of unearned income, were $782.5 million as of March 31, 2019, up $10.6 million from year-end, an increase of 1.4 percent.

Total deposits at March 31, 2019 were $827.7 million, an increase of $25.1 million or 3.1 percent since 2018 year end. Borrowed funds (consisting of FHLB advances, and REPOs) totaled $36.3 million at March 31, 2019. This is up from year-end when borrowed funds totaled $31.2 million due to an increase in FHLB borrowings. Total equity for the Company of $131.5 million now stands at 12.9 percent of total assets compared to the December 31, 2018 level of $130.4 million and 13.2 percent of total assets.

The allowance for loan loss of $8.1 million is flat to the 2018 year end level. The allowance to loan level is 1.16 percent, which is considered appropriate by management given the risk profile of the portfolio.

Capital Resources

As of March 31, 2019, based on the computations for the call report the Bank is classified as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, State Bank must maintain capital ratios as set forth in the table below. There are no conditions or events since March 31, 2019 that management believes have changed State Bank’s capital classification.

State Bank’s actual capital levels and ratios as of March 31, 2019 and December 31, 2018 are presented in the following table. Capital levels are presented for State Bank only as the Company is now exempt from quarterly reporting on capital levels at the holding company level ($’s in thousands):

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Procedures
($ in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2019
Tier I Capital to average assets	$112,941	11.49%	$39,318	4.0%	$49,147	5.0%
Tier I Common equity capital to risk-weighted assets	112,941	12.71%	39,982	4.5%	57,752	6.5%

Tier I Capital to risk-weighted assets	112,941	12.71%	53,310	6.0%	71,079	8.0%
Total Risk-based capital to risk-weighted assets	121,062	13.63%	71,079	8.0%	88,849	10.0%

As of December 31, 2018
Tier I Capital to average assets	$110,022	11.23%	$39,183	4.0%	$48,979	5.0%
Tier I Common equity capital to risk-weighted assets	110,022	12.57%	39,386	4.5%	56,890	6.5%

Tier I Capital to risk-weighted assets	110,022	12.57%	52,514	6.0%	70,019	8.0%
Total Risk-based capital to risk-weighted assets	118,189	13.50%	70,019	8.0%	87,524	10.0%

Effective January 1, 2015, new regulatory capital requirements commonly referred to as “Basel III” were implemented and are reflected in the March 31, 2019 capital table above. Management opted out of the accumulated other comprehensive income treatment under the new requirements and as such unrealized gains and losses from available-for-sale securities will continue to be excluded from State Bank’s regulatory capital.

LIQUIDITY

Liquidity relates primarily to the Company’s ability to fund loan demand, meet deposit customers’ withdrawal requirements and provide for operating expenses. Assets used to satisfy these needs consist of cash and due from banks, federal funds sold, interest-earning deposits in other financial institutions, securities available-for-sale and loans held for sale. These assets are commonly referred to as liquid assets. Liquid assets were $163.1 million at March 31, 2019, compared to $143.8 million at December 31, 2018.

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

The Company’s commercial real estate, first mortgage residential, agricultural and multi-family mortgage portfolio of $584.7 million at March 31, 2019 and $579.9 million at December 31, 2018, which can and has been used to collateralize borrowings, is an additional source of liquidity. Management believes the Company’s current liquidity level, without these borrowings, is sufficient to meet its liquidity needs. At March 31, 2019, all eligible commercial real estate, first mortgage residential and multi-family mortgage loans were pledged under an FHLB blanket lien.

The cash flow statements for the periods presented provide an indication of the Company’s sources and uses of cash, as well as an indication of the ability of the Company to maintain an adequate level of liquidity. A discussion of the cash flow statements for the three months ended March 31, 2019 and 2018 follows.

The Company experienced positive cash flows from operating activities for the three months ended March 31, 2019 and March 31, 2018. Net cash provided by operating activities was $4.1 million for the three months ended March 31, 2019 and $3.4 million for the three months ended March 31, 2018. Highlights for the current year include $44.5 million in proceeds from the sale of loans, which is up $1.1 million from the prior year. Originations of loans held for sale was a use of cash of $43.4 million, which is also up from the prior year, by $1.7 million. For the three months ended March 31, 2019, there was a gain on sale of loans of $1.5 million, and depreciation and amortization of $0.4 million.

The Company experienced negative cash flows from investing activities for the three months ended March 31, 2019 and March 31, 2018. Net cash flows used in investing activities was $17.7 million for the three months ended March 31, 2019 and $27.4 million for the three months ended March 31, 2018. Highlights for the three months ended March 31, 2019 include $8.6 million in purchases of available-for-sale securities, which is down $4.5 million from the prior year. These cash payments were offset by $4.6 million in proceeds from maturities and sales of securities, which is up $1.7 million from the prior three-month period. The Company experienced a $10.6 million increase in loans, which is down $6.3 million from the prior year three-month period.

The Company experienced positive cash flows from financing activities for the three months ended March 31, 2019 and March 31, 2018. Net cash flow provided by financing activities was $28.2 million for the three months ended March 31, 2019 and $45.8 million for the three months ended March 31, 2018. Highlights for the current period include a $7.9 million increase in transaction deposits for the three months ended March 31, 2019, which is down from the $19.5 million increase in transaction deposits for the three months ended March 31, 2018. Certificates of deposit increased by $17.2 million in the current year compared to a decrease of $0.3 million for the prior year.

ALCO uses an economic value of equity (“EVE”) analysis to measure risk in the balance sheet incorporating all cash flows over the estimated remaining life of all balance sheet positions. The EVE analysis calculates the net present value of the Company’s assets and liabilities in rate shock environments that range from -400 basis points to +400 basis points. The likelihood of a decrease in rates as of March 31, 2019 and December 31, 2018 was considered unlikely given the current interest rate environment and therefore, only the minus 100 and 200 basis point rate change was included in this analysis. The results of this analysis are reflected in the following tables for March 31, 2019 and December 31, 2018.

Economic Value of Equity March 31, 2019 ($ in thousands)

Change in rates	$ Amount	$ Change	% Change
+400 basis points	$213,874	$23,172	12.15%
+300 basis points	209,776	19,074	10.00%
+200 basis points	204,643	13,941	7.31%
+100 basis points	198,509	7,807	4.09%
Base Case	190,702	-	-
-100 basis points	179,048	(11,654)	-6.11%
-200 basis points	162,443	(28,259)	-14.82%

Economic Value of Equity December 31, 2018 ($ in thousands)

Change in rates	$ Amount	$ Change	% Change
+400 basis points	$213,477	$19,568	10.09%
+300 basis points	210,068	16,158	8.33%
+200 basis points	205,673	11,763	6.07%
+100 basis points	200,400	6,490	3.35%
Base Case	193,910	-	-
-100 basis points	184,172	(9,738)	-5.02%
-200 basis points	170,293	(23,617)	-12.18%

Off-Balance-Sheet Borrowing Arrangements:

Significant additional off-balance-sheet liquidity is available in the form of FHLB advances and unused federal funds lines from correspondent banks. Management expects the risk of changes in off-balance-sheet arrangements to be immaterial to earnings.

The Company’s commercial real estate, first mortgage residential, agricultural and multi-family mortgage portfolios in the total amount of $584.7 million were pledged to meet FHLB collateralization requirements as of March 31, 2019. Based on the current collateralization requirements of the FHLB, the Company had approximately $94.0 million of additional borrowing capacity at March 31, 2019. The Company also had $34.6 million in unpledged securities to pledge for additional borrowings.

The Company’s contractual obligations as of March 31, 2019 were comprised of long-term debt obligations, other debt obligations, operating lease obligations and other long-term liabilities. Long-term debt obligations were comprised of FHLB Advances of $24.0 million and Trust Preferred Securities of $10.3 million. Total time deposits at March 31, 2019 were $258.6 million, of which $97.1 million mature beyond one year.

In addition, as of March 31, 2019, the Company had commitments to sell mortgage loans totaling $23.4 million. The Company believes that it has adequate resources to fund commitments as they arise and that it can adjust the rate on savings certificates to retain deposits in changing interest rate environments. If the Company requires funds beyond its internal funding capabilities, advances from the FHLB of Cincinnati and other financial institutions are available.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Management believes there has been no material change in the Company’s market risk from the information contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2018.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended March 31, 2019, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

There are certain risks and uncertainties in our business that could cause our actual results to differ materially from those anticipated. A detailed discussion of our risk factors is included in “Item 1A. Risk Factors” of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. There have been no material changes to the risk factors as presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Effective as of March 15, 2019, the Company issued an aggregate of 7,500 common shares of the Company to Peak Title Agency, LLC. (“Seller”) as a portion of the consideration for the purchase by SBFG Title, LLC of all of the assets and real estate of Seller. Based on the asset purchase agreement, the 7,500 common shares issued in the transaction had an aggregate value of $138,818. The common shares were issued by the Company in a private offering without registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance on exemptions provided under Section 4(a)(2) of the Securities Act and Rule 506(b) promulgated thereunder. The Company filed a Form D with the SEC on March 22, 2019 with respect to the exempt private offering.

(b)	Not Applicable

(c)	Repurchases of Common Shares

The table below sets forth information regarding common shares repurchased by the Company during the quarter ended March 31, 2019, pursuant to the Company’s share repurchase program announced on January 24, 2019, for the repurchase by the Company for up to one percent or approximately 75,000 of the outstanding common shares of the Company.

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
01/01/19 - 01/31/19	3,090	$18.49	3,090	71,910
02/01/19 - 02/28/19	55,171	18.67	50,984	20,926
03/01/19 - 03/31/19	11,203	18.54	11,203	9,723
Total	69,464	$18.64	65,277	9,723

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

SB FINANCIAL GROUP, INC.

Date: May 8, 2019	By:	/s/ Mark A. Klein
Mark A. Klein
Chairman, President & CEO

	By:	/s/ Anthony V. Cosentino
Anthony V. Cosentino
Executive Vice President &
Chief Financial Officer