Form 10-Q
period 2019-06-30
SB FINANCIAL GROUP, INC.
filed 2019-08-08
CIK 767405

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

N/A

(Former name, former address and former fiscal year, if changed since last report.)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares, No Par Value 6,511,769 Outstanding at August 8, 2019	SBFG	The NASDAQ Stock Market, LLC (NASDAQ Capital Market)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

SB FINANCIAL GROUP, INC.

FORM 10-Q

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SB Financial Group, Inc.

Condensed Consolidated Balance Sheets

	June 2019	December 2018
($ in thousands)	(unaudited)	(audited)
Assets
Cash and due from banks	$42,786	$48,363
Available-for-sale securities	85,261	90,969
Loans held for sale	9,579	4,445
Loans, net of unearned income	814,509	771,883
Allowance for loan losses	(8,306)	(8,167)
Premises and equipment, net	23,150	22,084
Federal Reserve and Federal Home Loan Bank Stock, at cost	4,648	4,123
Foreclosed assets held for sale, net	530	131
Interest receivable	3,209	2,822
Goodwill and other intangibles	17,836	16,401
Cash value of life insurance	17,051	16,834
Mortgage servicing rights	10,264	11,365
Other assets	8,606	5,575
Total assets	$1,029,123	$986,828

Liabilities and shareholders’ equity

Liabilities
Deposits
Non interest bearing demand	$141,216	$144,592
Interest bearing demand	129,710	130,628
Savings	118,931	104,444
Money market	175,455	181,426
Time deposits	274,062	241,462
Total deposits	839,374	802,552

Repurchase agreements	13,968	15,184
Federal Home Loan Bank advances	16,000	16,000
Trust preferred securities	10,310	10,310
Interest payable	1,188	909
Other liabilities	14,346	11,438
Total liabilities	895,186	856,393

Commitments & Contingent Liabilities	-	-

Shareholders’ Equity
Preferred stock, no par value; authorized 200,000 shares; 2019 - 14,994 shares outstanding, 2018 - 14,995 shares outstanding	13,978	13,979
Common stock, no par value; authorized 10,000,000 shares; 2019 - 6,694,696 shares issued, 2018 - 6,694,598 shares issued	40,486	40,485
Additional paid-in capital	15,259	15,226
Retained earnings	67,236	64,012
Accumulated other comprehensive income (loss)	801	(552)
Treasury stock, at cost; (2019 - 243,197 common shares, 2018 - 191,348 common shares)	(3,823)	(2,715)
Total shareholders’ equity	133,937	130,435
Total liabilities and shareholders’ equity	$1,029,123	$986,828

See notes to condensed consolidated financial statements (unaudited)

Note: The balance sheet at December 31, 2018 has been derived from the audited consolidated financial statements at that date.

SB Financial Group, Inc.

Condensed Consolidated Income Statement (unaudited)

	Three Months Ended		Six Months Ended
	June	June	June	June
($ in thousands, except per share data)	2019	2018	2019	2018
Interest Income
Loans
Taxable	$10,182	$8,968	$19,609	$17,108
Tax exempt	73	36	135	57
Securities
Taxable	802	613	1,713	1,186
Tax exempt	94	115	192	232
Total interest income	11,151	9,732	21,649	18,583

Interest Expense
Deposits	2,092	1,091	4,010	2,066
Repurchase agreements & other	17	6	43	16
Federal Home Loan Bank advance expense	100	110	200	189
Trust preferred securities expense	110	101	224	188
Total interest expense	2,319	1,308	4,477	2,459

Net Interest Income	8,832	8,424	17,172	16,124
Provision for loan losses	200	300	200	600

Net interest income after provision for loan losses	8,632	8,124	16,972	15,524

Noninterest Income
Wealth management fees	783	710	1,517	1,449
Customer service fees	689	675	1,320	1,319
Gain on sale of mortgage loans & OMSR	1,678	2,058	2,870	3,158
Mortgage loan servicing fees, net	(459)	247	(739)	718
Gain on sale of non-mortgage loans	216	150	543	810
Title insurance income	308	-	327	-
Net gain on sale of securities	206	-	206	-
Gain (loss) on sale/disposal of assets	(5)	60	(7)	21
Other income	275	349	654	1,017
Total noninterest income	3,691	4,249	6,691	8,492

Noninterest Expense
Salaries and employee benefits	5,305	5,201	10,207	10,140
Net occupancy expense	627	560	1,272	1,209
Equipment expense	665	637	1,376	1,466
Data processing fees	488	418	931	856
Professional fees	649	504	1,266	923
Marketing expense	246	204	485	425
Telephone and communications	112	128	227	250
Postage and delivery expense	81	63	165	137
State, local and other taxes	247	176	502	362
Employee expense	236	220	389	386
Other expenses	452	468	914	1,052
Total noninterest expense	9,108	8,579	17,734	17,206

Income before income tax	3,215	3,794	5,929	6,810

Provision for income taxes	588	687	1,076	1,250

Net Income	$2,627	$3,107	$4,853	$5,560

Preferred Share Dividends	243	244	487	488

Net Income available to Common Shareholders	$2,384	$2,863	$4,366	$5,072

Basic Earnings Per Common Share	$0.37	$0.45	$0.68	$0.85

Diluted Earnings Per Common Share	$0.33	$0.40	$0.61	$0.75

Average common shares outstanding (in thousands):
Basic:	6,454	6,489	6,469	5,935
Diluted:	7,967	8,003	7,982	7,454

See notes to condensed consolidated financial statements (unaudited)

SB Financial Group, Inc.

Condensed Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended		Six Months Ended
	June	June	June	June
($ in thousands)	2019	2018	2019	2018

Net income	$2,627	$3,107	$4,853	$5,560
Other comprehensive income:
Available for sale investment securities:
Unrealized holding gain (loss) arising in the period	1,064	(378)	1,920	(1,391)
Related tax (expense) benefit	(223)	79	(403)	292
Less: Reclassification for gain realized in income	(206)	-	(206)	-
Related tax expense	42	-	42	-
Net effect on other comprehensive income	677	(299)	1,353	(1,099)
Total comprehensive income	$3,304	$2,808	$6,206	$4,461

See notes to condensed consolidated financial statements (unaudited)

SB Financial Group, Inc.

Condensed Consolidated Statements of Shareholders’ Equity (unaudited)

	Six-Month Period Ended June 30, 2019
	Preferred	Common	Additional Paid-in	Retained	Accumulated Other Comprehensive Income	Treasury
($ in thousands, except per share data)	Stock	Stock	Capital	Earnings	(Loss)	Stock	Total
January 1, 2019	$13,979	$40,485	$15,226	$64,012	$(552)	$(2,715)	$130,435
Net income				2,226			2,226
Stock reissue			22			117	139
Common stock issuance	(1)	1					-
Other comprehensive income					676		676
Dividends on common, $0.085 per share				(556)			(556)
Dividends on preferred, $0.1625 per share				(244)			(244)
Restricted stock vesting			(208)			208	-
Stock options exercised			(10)			21	11
Repurchased stock						(1,294)	(1,294)
Stock based compensation expense			113				113
March 31, 2019	13,978	40,486	15,143	65,438	124	(3,663)	131,506
Net income				2,627			2,627
Other comprehensive income					677		677
Dividends on common, $0.900 per share				(586)			(586)
Dividends on preferred, $0.1625 per share				(243)			(243)
Stock options exercised			(24)			43	19
Repurchased stock						(203)	(203)
Stock based compensation expense			140				140
June 30, 2019	$13,978	$40,486	$15,259	$67,236	$801	$(3,823)	$133,937

	Six-Month Period Ended June 30, 2018
	Preferred	Common	Additional Paid-in	Retained	Accumulated Other Comprehensive Income	Treasury
($ in thousands, except per share data)	Stock	Stock	Capital	Earnings	(Loss)	Stock	Total
January 1, 2018	$13,983	$12,569	$15,405	$55,439	$(141)	$(3,255)	$94,000
Net income				2,453			2,453
Common stock issuance (1,666,666 shares)		27,912					27,912
Other comprehensive loss					(800)		(800)
Dividends on common, $0.075 per share				(486)			(486)
Dividends on preferred, $0.1625 per share				(244)			(244)
Restricted stock vesting			(257)			257	-
Stock options exercised			(41)			81	40
Repurchased stock						(58)	(58)
Share based compensation expense			82				82
March 31, 2018	13,983	40,481	15,189	57,162	(941)	(2,975)	122,899
Net income				3,107			3,107
Other comprehensive loss					(299)		(299)
Dividends on common, $0.800 per share				(522)			(522)
Dividends on preferred, $0.1625 per share				(244)			(244)
Stock options exercised			(156)			305	149
Repurchased stock						(51)	(51)
Share based compensation expense			65				65
June 30, 2018	$13,983	$40,481	$15,098	$59,503	$(1,240)	$(2,721)	$125,104

See notes to condensed consolidated financial statements (unaudited)

SB Financial Group, Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended June 30,
($ in thousands)	2019	2018
Operating Activities
Net Income	$4,853	$5,560
Items not requiring (providing) cash
Depreciation and amortization	867	841
Provision for loan losses	200	600
Expense of share-based compensation plan	253	147
Amortization of premiums and discounts on securities	137	170
Amortization of intangible assets	4	5
Amortization of originated mortgage servicing rights	714	613
Impairment (recovery) of mortgage servicing rights	1,398	(70)
Proceeds from sale of loans held for sale	117,048	119,751
Originations of loans held for sale	(119,599)	(112,793)
Gain from sale of loans	(3,413)	(3,968)
Loss (gain) on sales of assets	7	(21)
Net gains on sales of securities	(206)	-
Changes in
Interest receivable	(387)	(175)
Other assets	(3,673)	(1,674)
Interest payable & other liabilities	2,578	2,666
Net cash provided by operating activities	781	11,652

Investing Activities
Purchases of available-for-sale securities	(8,840)	(15,168)
Proceeds from maturities of available-for-sale securities	8,957	6,486
Proceeds from sales of available-for-sale securities	7,375	-
Net change in loans	(42,621)	(65,597)
Purchase of premises, equipment	(779)	(745)
Proceeds from sales of premises, equipment	7	133
Purchase of bank owned life insurance	(50)	-
Purchase of Federal Home Loan Bank stock	(525)	-
Proceeds from sale of foreclosed assets	69	152
Acquisition, net of cash acquired	(2,600)	-
Net cash used in investing activities	(39,007)	(74,739)

Financing Activities
Net increase in demand deposits, money market, interest checking & savings accounts	4,222	18,165
Net increase in certificates of deposit	32,600	5,114
Net increase (decrease) in securities sold under agreements to repurchase	(1,216)	3,109
Proceeds from Federal Home Loan Bank advances	8,000	13,000
Repayment of Federal Home Loan Bank advances	(8,000)	(5,000)
Net proceeds from share-based compensation plans	30	189
Stock repurchase plan	(1,497)	(109)
Issuance of common shares	139	27,912
Dividends on common shares	(1,142)	(1,008)
Dividends on preferred shares	(487)	(488)
Net cash provided by financing activities	32,649	60,884
Decrease in cash and cash equivalents	(5,577)	(2,203)
Cash and cash equivalents, beginning of year	48,363	26,616
Cash and cash equivalents, end of year	$42,786	$24,413
Supplemental cash flow information
Interest paid	$4,198	$2,366
Income taxes paid	$3,280	$1,730
Fair value of assets acquired - premises and equipment	$1,161	$-
Supplemental non-cash disclosure
Initial recognition of right-of-use lease assets	$293	$-
Transfer of loans to foreclosed assets	$477	$86

See notes to condensed consolidated financial statements (unaudited)

SB FINANCIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION

SB Financial Group, Inc., an Ohio corporation (the “Company”), is a financial holding company whose principal activity is the ownership and management of its wholly-owned subsidiaries, The State Bank and Trust Company (“State Bank”), RFCBC, Inc. (“RFCBC”), Rurbanc Data Services, Inc. dba RDSI Banking Systems (“RDSI”), and Rurban Statutory Trust II (“RST II”). In addition, State Bank owns all of the outstanding stock of Rurban Mortgage Company (“RMC”), which is inactive, and State Bank Insurance, LLC (“SBI”).

In March 2019, the Company formed SBFG Title, LLC (“Title”) and purchased all of the assets and real estate of an Ohio based title agency. The purchase was completed effective March 15, 2019, and the purchase resulted in an increase in goodwill, which is detailed in Note 11.

In March 2019, the Company formed SB Captive, Inc. (“Captive”), which is a captive insurance company based in Nevada. The Captive allows the Company to share insurance risk among a pool of similar sized banks.

The consolidated financial statements include the accounts of the Company, State Bank, RFCBC, RDSI, RMC, Title, Captive and SBI. All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements reflect all adjustments that are, in the opinion of management, necessary to fairly present the financial position, results of operations and cash flows of the Company. Those adjustments consist only of normal recurring adjustments. Results of operations for the three and six months ended June 30, 2019, are not necessarily indicative of results for the complete year.

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

ASU No. 2016-02: Leases (Topic 842)

The Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, Leases. The new standard establishes a right-of-use asset model that requires a lessee to record an asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. An entity may adopt the new guidance either by restating prior periods and recording a cumulative effect adjustment at the beginning of the earliest comparative period presented or by recording a cumulative effect adjustment at the beginning of the period of adoption. The Company applied the standard by recording a cumulative effect adjustment at January 1, 2019. As the Company owns most of its branch locations, this ASU applied primarily to operating leases. The impact of adoption of this ASU by the Company resulted in a $0.3 million right-of-use asset and a corresponding lease obligation liability of $0.3 million. The right-of-use asset is included in other assets and the lease obligation liability is included in other liabilities in the Company’s June 30, 2019 consolidated balance sheet. The Company has given consideration to the materiality of their leases and has determined that the additional required disclosures for leases is immaterial to the consolidated financial statements.

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

Accounting Standards not yet adopted:

ASU No. 2018-13: Fair Value Measurement - Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement (Topic 820)

The updated guidance improves the disclosure requirements on fair value measurements. The ASU removes certain disclosures required by Topic 820 related to transfers between Level 1 and Level 2 of the fair value hierarchy; the policy for timing of transfers between levels; the valuation processes for Level 3 fair value measurements. The ASU modifies certain disclosures required by Topic 820 related to disclosure of transfers into and out of Level 3 of the fair value hierarchy; the requirement to disclose the timing of liquidation of an investee’s assets and the date when restrictions from redemption might lapse only if the investee has communicated the timing to the entity or announced the timing publicly for investments in certain entities that calculate net asset value; and clarification that the measurement uncertainty disclosure is to communicate information about the uncertainty in measurement as of the reporting date. The ASU adds certain disclosure requirements related to changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and the range and weighted-average of significant unobservable inputs used to develop Level 3 fair value measurements. For certain unobservable inputs, an entity may disclose other quantitative information in lieu of the weighted- average if the entity determines that other quantitative information would be a more reasonable and rational method to reflect the distribution of unobservable inputs used to develop Level 3 fair value measurements. The amendments in this update become effective for fiscal years, and interim periods within those fiscal years beginning after December 15, 2019. Early adoption is permitted. The Company is currently evaluating the impact of adopting the new guidance on its consolidated financial statements, but it is not expected to have a material impact.

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

Reclassifications:

Certain reclassifications have been made to prior period financial statements to conform to the current financial statement presentation. These reclassifications had no effect on net income.

NOTE 2 – EARNINGS PER SHARE

Earnings per share (EPS) have been computed based on the weighted average number of common shares outstanding during the periods presented. Included in the diluted EPS for June 30, 2019 are the impact of the full conversion of the Company’s outstanding depositary shares. Based upon the current conversion price of $10.1441, the 1,499,400 outstanding depositary shares are convertible into an aggregate of 1,478,099 common shares. There were no anti-dilutive shares in 2019 or 2018. The average number of common shares used in the computation of basic and diluted earnings per share were:

	Three Months Ended June 30,
($ and outstanding shares in thousands - except per share data)	2019	2018

Distributed earnings allocated to common shares	$586	$522
Undistributed earnings allocated to common shares	1,793	2,337

Net earnings allocated to common shares	2,379	2,859
Net earnings allocated to participating securities	5	4
Dividends on convertible preferred shares	243	244

Net Income allocated to common shares and participating securities	$2,627	$3,107

Weighted average shares outstanding for basic earnings per share	6,454	6,489
Dilutive effect of stock compensation	37	61
Dilutive effect of convertible shares	1,476	1,453

Weighted average shares outstanding for diluted earnings per share	7,967	8,003

Basic earnings per common share	$0.37	$0.45

Diluted earnings per common share	$0.33	$0.40

	Six Months Ended June 30,
($ and outstanding shares in thousands - except per share data)	2019	2018

Distributed earnings allocated to common shares	$1,142	$1,008
Undistributed earnings allocated to common shares	3,215	4,057

Net earnings allocated to common shares	4,357	5,065
Net earnings allocated to participating securities	9	7
Dividends on convertible preferred shares	487	488

Net Income allocated to common shares and participating securities	$4,853	$5,560

Weighted average shares outstanding for basic earnings per share	6,469	5,935
Dilutive effect of stock compensation	38	66
Dilutive effect of convertible shares	1,475	1,453

Weighted average shares outstanding for diluted earnings per share	7,982	7,454

Basic earnings per common share	$0.68	$0.85

Diluted earnings per common share	$0.61	$0.75

Note 3 – AVAILABLE FOR SALE Securities

The amortized cost and appropriate fair values, together with gross unrealized gains and losses, of securities at June 30, 2019 and December 31, 2018 were as follows:

		Gross	Gross
($ in thousands)	Amortized	Unrealized	Unrealized
June 30, 2019:	Cost	Gains	Losses	Fair Value

U.S. Treasury and Government agencies	$16,458	$290	$(14)	$16,734
Mortgage-backed securities	57,918	496	(110)	58,304
State and political subdivisions	9,870	356	(3)	10,223

Totals	$84,246	$1,142	$(127)	$85,261

		Gross	Gross
($ in thousands)	Amortized	Unrealized	Unrealized
December 31, 2018:	Cost	Gains	Losses	Fair Value

U.S. Treasury and Government agencies	$18,597	$187	$(114)	$18,670
Mortgage-backed securities	61,868	114	(1,039)	60,943
State and political subdivisions	11,203	180	(27)	11,356

Totals	$91,668	$481	$(1,180)	$90,969

The amortized cost and fair value of securities available for sale at June 30, 2019, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
($ in thousands)	Cost	Value

Within one year	$5,733	$5,726
Due after one year through five years	8,832	8,955
Due after five years through ten years	7,147	7,406
Due after ten years	4,616	4,870
	26,328	26,957

Mortgage-backed securities	57,918	58,304

Totals	$84,246	$85,261

The fair value of securities pledged as collateral, to secure public deposits and for other purposes, was $38.4 million at June 30, 2019 and $30.7 million at December 31, 2018. The fair value of securities delivered for repurchase agreements was $16.7 million at June 30, 2019 and $17.9 million at December 31, 2018.

For the six months ended June 30, 2019, there were gross gains of $0.2 million resulting from sales of available-for-sale securities, which was a reclassification from accumulated other comprehensive income (OCI) and was included in the net gain on sale of securities. The related $0.04 million in tax expense was a reclassification from OCI and was included in the income tax expense line item in the income statement. There were no realized gains and losses from sales of available-for-sale securities for the six months ended June 30, 2018.

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments was $26.1 million at June 30, 2019, and $59.0 million at December 31, 2018, which was approximately 31 and 65 percent, respectively, of the Company’s available-for-sale investment portfolio at such dates. Based on evaluation of available evidence, including recent changes in market interest rates, credit rating information and information obtained from regulatory filings, management believes the declines in fair value for these securities are temporary. Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.

Securities with unrealized losses, aggregated by investment class and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2019 and December 31, 2018 are as follows:

	Less than 12 Months		12 Months or Longer		Total
($ in thousands) June 30, 2019	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Treasury and Government agencies	$-	$-	$2,777	$(14)	$2,777	$(14)
Mortgage-backed securities	26	(1)	22,918	(109)	22,944	(110)
State and political subdivisions	-	-	402	(3)	402	(3)

	$26	$(1)	$26,097	$(126)	$26,123	$(127)

	Less than 12 Months		12 Months or Longer		Total
($ in thousands) December 31, 2018	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Treasury and Government agencies	$1,417	$(8)	$7,870	$(106)	$9,287	$(114)
Mortgage-backed securities	10,613	(54)	37,495	(985)	48,108	(1,039)
State and political subdivisions	417	(6)	1,159	(21)	1,576	(27)

	$12,447	$(68)	$46,524	$(1,112)	$58,971	$(1,180)

The total unrealized loss as of June 30, 2019 in the securities portfolio was $0.1 million compared to a $1.2 million unrealized loss at December 31, 2018. Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concern warrants such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent of the Company to not sell the investment and whether it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost. Management has determined there is no other-than-temporary-impairment on its securities as of June 30, 2019.

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans that management has the intent and ability to hold for the foreseeable future, or until maturity or payoffs, are reported at their outstanding principal balances adjusted for any charge-offs, the allowance for loan losses, any deferred fees or costs on originated loans and unamortized premiums or discounts on purchased loans. Interest income is reported on the interest method and includes amortization of net deferred loan fees and costs over the loan term. Generally, all loan classes are placed on nonaccrual status not later than 90 days past due, unless the loan is well-secured and in the process of collection. All interest accrued, but not collected, for loans that are placed on nonaccrual or charged-off is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

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

Categories of loans at June 30, 2019 and December 31, 2018 include:

	Total Loans		Nonaccrual Loans
($ in thousands)	June 2019	December 2018	June 2019	December 2018

Commercial & industrial	$143,150	$127,041	$674	$730
Commercial real estate - owner occupied	93,290	95,651	-	-
Commercial real estate - nonowner occupied	265,793	245,140	208	218
Agricultural	54,317	52,012	-	-
Residential real estate	194,887	187,104	1,801	1,752
Home equity line of credit (HELOC)	47,788	47,382	412	195
Consumer	14,636	16,954	11	11

Total Loans	$813,861	$771,284	$3,106	$2,906

Net deferred costs	$648	$599

Total Loans, net deferred costs	$814,509	$771,883

Allowance for loan losses	$(8,306)	$(8,167)

The risk characteristics of each loan portfolio segment are as follows:

Commercial & Industrial and Agricultural

Commercial & industrial and agricultural loans are primarily based on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower. The cash flows of borrowers, however, may not be as expected and the collateral securing these loans may fluctuate in value. Most commercial loans are secured by the assets being financed or other business assets, such as accounts receivable or inventory, and may include a personal guarantee. Short-term loans may be made on an unsecured basis. In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers.

Commercial Real Estate (Owner and Nonowner Occupied)

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

Residential Real Estate, HELOC and Consumer

Residential and consumer loans consist of two segments – residential mortgage loans and personal loans. Residential mortgage loans are secured by 1-4 family residences and are generally owner-occupied, and the Company generally establishes a maximum loan-to-value ratio and requires private mortgage insurance if that ratio is exceeded. HELOCs are typically secured by a subordinate interest in 1-4 family residences, and consumer personal loans are secured by consumer personal assets, such as automobiles or recreational vehicles. Some consumer personal loans are unsecured, such as small installment loans and certain lines of credit. Repayment of these loans is primarily dependent on the personal income of the borrowers, which can be impacted by economic conditions in their market areas, such as unemployment levels. Repayment can also be impacted by changes in property values on residential properties. Risk is mitigated by the fact that these loans are of smaller individual amounts and spread over a large number of borrowers.

The following tables present the activity in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of June 30, 2019, December 31, 2018 and June 30, 2018.

Allowance for loan losses ($ in thousands)	Commercial & industrial	Commercial real estate	Agricultural	Residential real estate	Consumer	Total
For the Three Months Ended June 30, 2019
Beginning balance	$1,334	$3,269	$466	$2,316	$736	$8,121
Charge offs	-	-	-	-	(20)	(20)
Recoveries	1	-	-	1	3	5
Provision	43	179	43	(30)	(35)	200
Ending balance	$1,378	$3,448	$509	$2,287	$684	$8,306

For the Six Months Ended June 30, 2019

Beginning balance	$1,435	$2,923	$482	$2,567	$760	$8,167
Charge offs	(48)	-	-	-	(32)	$(80)
Recoveries	1	-	-	1	17	19
Provision	(10)	525	27	(281)	(61)	200
Ending Balance	$1,378	$3,448	$509	$2,287	$684	$8,306

($ in thousands)	Commercial & industrial	Commercial real estate	Agricultural	Residential real estate	Consumer	Total
For the Three Months Ended June 30, 2018
Beginning balance	$978	$3,673	$517	$2,359	$692	$8,219
Charge offs	-	(17)	-	(26)	(11)	(54)
Recoveries	-	26	-	1	2	29
Provision	83	38	(29)	216	(8)	300
Ending balance	$1,061	$3,720	$488	$2,550	$675	$8,494

For the Six Months Ended June 30, 2018

Beginning balance	$823	$3,779	$505	$2,129	$694	$7,930
Charge offs	-	(36)	-	(26)	(11)	(73)
Recoveries	-	29	-	2	6	37
Provision	238	(52)	(17)	445	(14)	600
Ending balance	$1,061	$3,720	$488	$2,550	$675	$8,494

($ in thousands)	Commercial & industrial	Commercial real estate	Agricultural	Residential real estate	Consumer	Total
Loans Receivable at June 30, 2019
Allowance:
Ending balance: individually evaluated for impairment	$-	$-	$-	$47	$-	$47
Ending balance: collectively evaluated for impairment	$1,378	$3,448	$509	$2,240	$684	$8,259

Loans:
Ending balance: individually evaluated for impairment	$624	$208	$-	$2,272	$36	$3,140
Ending balance: collectively evaluated for impairment	$142,526	$358,875	$54,317	$192,615	$62,388	$810,721

($ in thousands)	Commercial & industrial	Commercial real estate	Agricultural	Residential real estate	Consumer	Total
Loans Receivable at December 31, 2018
Allowance:
Ending balance: individually evaluated for impairment	$61	$-	$-	$73	$4	$138
Ending balance: collectively evaluated for impairment	$1,374	$2,923	$482	$2,494	$756	$8,029

Loans:
Ending balance: individually evaluated for impairment	$700	$283	$-	$2,111	$190	$3,284
Ending balance: collectively evaluated for impairment	$126,341	$340,508	$52,012	$184,993	$64,146	$768,000

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

The following tables present the credit risk profile of the Company’s loan portfolio based on rating category as of June 30, 2019 and December 31, 2018.

($ in thousands) June 30, 2019	Commercial & industrial	Commercial real estate - owner occupied	Commercial real estate - nonowner occupied	Agricultural	Residential real estate	HELOC	Consumer	Total
Pass (1 - 4)	$139,793	$93,290	$263,720	$54,074	$192,006	$47,269	$14,611	$804,763
Special Mention (5)	2,611	-	956	243	-	-	-	3,810
Substandard (6)	565	-	909	-	2,847	519	25	4,865
Doubtful (7)	181	-	208	-	34	-	-	423
Loss (8)	-	-	-	-	-	-	-	-
Total Loans	$143,150	$93,290	$265,793	$54,317	$194,887	$47,788	$14,636	$813,861

($ in thousands) December 31, 2018	Commercial & industrial	Commercial real estate - owner occupied	Commercial real estate - nonowner occupied	Agricultural	Residential real estate	HELOC	Consumer	Total
Pass (1 - 4)	$123,861	$95,651	$243,188	$51,702	$184,581	$47,148	$16,854	$762,985
Special Mention (5)	680	-	20	310	-	-	-	1,010
Substandard (6)	2,305	-	1,714	-	2,488	234	100	6,841
Doubtful (7)	195	-	218	-	35	-	-	448
Loss (8)	-	-	-	-	-	-	-	-
Total Loans	$127,041	$95,651	$245,140	$52,012	$187,104	$47,382	$16,954	$771,284

The Company evaluates the loan risk grading system definitions and allowance for loan loss methodology on an ongoing basis.

The following tables present the Company’s loan portfolio aging analysis as of June 30, 2019 and December 31, 2018.

	30-59	60-89	Greater Than	Total		Total
($ in thousands)	Days	Days	90 Days	Past		Loans
June 30, 2019	Past Due	Past Due	Past Due	Due	Current	Receivable

Commercial & industrial	$1,053	$-	$152	$1,205	$141,945	$143,150
Commercial real estate - owner occupied	-	-	-	-	93,290	93,290
Commercial real estate - nonowner occupied	2,802	21	-	2,823	262,970	265,793
Agricultural	-	-	-	-	54,317	54,317
Residential real estate	147	525	569	1,241	193,646	194,887
HELOC	74	134	110	318	47,470	47,788
Consumer	20	7	6	33	14,603	14,636
Total Loans	$4,096	$687	$837	$5,620	$808,241	$813,861

	30-59	60-89	Greater Than	Total		Total
($ in thousands)	Days	Days	90 Days	Past		Loans
December 31, 2018	Past Due	Past Due	Past Due	Due	Current	Receivable

Commercial & industrial	$120	$-	$661	$781	$126,260	$127,041
Commercial real estate - owner occupied	-	-	-	-	95,651	95,651
Commercial real estate - nonowner occupied	342	1	-	343	244,797	245,140
Agricultural	-	-	-	-	52,012	52,012
Residential real estate	2,391	824	372	3,587	183,517	187,104
HELOC	163	16	55	234	47,148	47,382
Consumer	14	63	23	100	16,854	16,954
Total Loans	$3,030	$904	$1,111	$5,045	$766,239	$771,284

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

The following tables present impaired loan information as of and for the six months ended June 30, 2019 and 2018, and for the twelve months ended December 31, 2018:

Six Months Ended June 30, 2019	Recorded	Unpaid Principal	Related	Average Recorded	Interest Income
($ in thousands)	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Commercial & industrial	$624	$899	$-	$1,275	$44
Commercial real estate - owner occupied	-	-	-	-	-
Commercial real estate - nonowner occupied	208	208	-	259	10
Agricultural	-	-	-	-	-
Residential real estate	1,746	1,789	-	2,065	56
HELOC	17	17		19	1
Consumer	19	19	-	20	1
With a specific allowance recorded:
Commercial & industrial	-	-	-	-	-
Commercial real estate - owner occupied	-	-	-	-	-
Commercial real estate - nonowner occupied	-	-	-	-	-
Agricultural	-	-	-	-	-
Residential real estate	526	526	47	534	12
HELOC	-	-	-	-	-
Consumer	-	-	-	-	-
Totals:
Commercial & industrial	$624	$899	$-	$1,275	$44
Commercial real estate - owner occupied	$-	$-	$-	$-	$-
Commercial real estate - nonowner occupied	$208	$208	$-	$259	$10
Agricultural	$-	$-	$-	$-	$-
Residential real estate	$2,272	$2,315	$47	$2,599	$68
HELOC	$17	$17	$-	$19	$1
Consumer	$19	$19	$-	$20	$1

Three Months Ended June 30, 2019	Average Recorded	Interest Income
($ in thousands)	Investment	Recognized
With no related allowance recorded:
Commercial & industrial	$1,226	$19
Commercial real estate - owner occupied	-	-
Commercial real estate - nonowner occupied	259	3
Agricultural	-	-
Residential real estate	2,055	27
HELOC	19	-
Consumer	20	-
With a specific allowance recorded:
Commercial & industrial	-	-
Commercial real estate - owner occupied	-	-
Commercial real estate - nonowner occupied	-	-
Agricultural	-	-
Residential real estate	531	7
HELOC	-	-
Consumer	-	-
Totals:
Commercial & industrial	$1,226	$19
Commercial real estate - owner occupied	$-	$-
Commercial real estate - nonowner occupied	$259	$3
Agricultural	$-	$-
Residential real estate	$2,586	$34
HELOC	$19	$-
Consumer	$20	$-

Twelve Months Ended December 31, 2018	Recorded	Unpaid Principal	Related	Average Recorded	Interest Income
($ in thousands)	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Commercial & industrial	$575	$802	$-	$370	$21
Commercial real estate - owner occupied	-	-	-	-	-
Commercial real estate - nonowner occupied	283	283	-	336	21
Agricultural	-	-	-	-	-
Residential real estate	1,249	1,292	-	1,995	91
HELOC	20	20	-	21	1
Consumer	93	93	-	104	7
With a specific allowance recorded:
Commercial & industrial	125	125	61	127	21
Commercial real estate - owner occupied	-	-	-	-	-
Commercial real estate - nonowner occupied	-	-	-	-	-
Agricultural	-	-	-	-	-
Residential real estate	862	888	73	426	20
HELOC	-	-	-	-	-
Consumer	77	77	4	91	6
Totals:
Commercial & industrial	$700	$927	$61	$497	$42
Commercial real estate - owner occupied	$-	$-	$-	$-	$-
Commercial real estate - nonowner occupied	$283	$283	$-	$336	$21
Agricultural	$-	$-	$-	$-	$-
Residential real estate	$2,111	$2,180	$73	$2,421	$111
HELOC	$20	$20	$-	$21	$1
Consumer	$170	$170	$4	$195	$13

	Six Months Ended		Three Months Ended
June 30, 2018	Average Recorded	Interest Income	Average Recorded	Interest Income
($ in thousands)	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
Commercial & industrial	$-	$-	$-	$-
Commercial real estate - owner occupied	-	-	-	-
Commercial real estate - nonowner occupied	337	12	337	6
Agricultural	-	-	-	-
Residential real estate	2,000	41	1,996	21
HELOC	-	-	-	-
Consumer	116	4	114	2
With a specific allowance recorded:
Commercial & industrial	-	-	-	-
Commercial real estate - owner occupied	-	-	-	-
Commercial real estate - nonowner occupied	-	-	-	-
Agricultural	-	-	-	-
Residential real estate	572	14	569	7
HELOC	-	-	-	-
Consumer	85	3	84	1
Totals:
Commercial & industrial	$-	$-	$-	$-
Commercial real estate - owner occupied	$-	$-	$-	$-
Commercial real estate - nonowner occupied	$337	$12	$337	$6
Agricultural	$-	$-	$-	$-
Residential real estate	$2,572	$55	$2,565	$28
HELOC	$-	$-	$-	$-
Consumer	$201	$7	$198	$3

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

TDR Concession Types

The Company’s standards relating to loan modifications consider, among other factors, minimum verified income requirements, cash flow analysis, and collateral valuations. Each potential loan modification is reviewed individually and the terms of the loan are modified to meet a borrower’s specific circumstances at a point in time. All loan modifications, including those classified as TDRs, are reviewed and approved by management. The types of concessions provided to borrowers include:

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

During the three months ended June 30, 2019, the Company had no new TDR activity.

The following table represents new TDR activity for the six months ended June 30, 2019:

($ in thousands)	Number of Loans	Pre-Modification Recorded Balance	Post Modification Recorded Balance

Commercial & industrial	3	$763	$763

Total Modifications	3	$763	$763

	Interest			Total
	Only	Term	Combination	Modification

Commercial & industrial	$150	$613	$-	$763

Total Modifications	$150	$613	$-	$763

During the three and six months ended June 30, 2018, the Company had no new TDR activity.

There were no TDR’s modified during the past twelve months that have subsequently defaulted.

NOTE 5 – MORTGAGE SERVICING RIGHTS

Mortgage loans serviced for others are not included in the accompanying balance sheets. The unpaid principal balance of mortgage loans serviced for others approximated $1.1 billion at June 30, 2019 and $1.1 billion at December 31, 2018. Contractually specified servicing fees of approximately $1.4 million and $1.3 million were included in mortgage loan servicing fees in the income statement for the periods ending June 30, 2019 and 2018, respectively.

The following table summarizes mortgage servicing rights capitalized and related amortization, along with activity in the related valuation allowance:

($ in thousands)	2019	2018

Carrying amount, January 1	$11,365	$9,907
Mortgage servicing rights capitalized during the year	1,011	1,269
Mortgage servicing rights amortization during the year	(714)	(613)
Net change in valuation allowance	(1,398)	70
Carrying amount, June 30	$10,264	$10,633

Valuation allowance:
January 1	$212	$151
Increase (reduction)	1,398	(70)

June 30	$1,610	$81

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

Non-designated Hedges

The Company does not use derivatives for trading or speculative purposes. Derivatives not designated as hedges are not speculative and result from a service the Company provides to certain customers. The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. Those interest rate swaps are simultaneously offset by interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. As of June 30, 2019 and December 31, 2018, the notional amount of customer-facing swaps was approximately $60.7 million and $49.9 million, respectively. The same amounts were offset with third party counterparties, as described above.

The Company has minimum collateral posting thresholds with its derivative counterparties. As of June 30, 2019, the Company had $2.7 million of cash posted as collateral with correspondents. The Company had no cash posted as collateral with correspondents as of December 31, 2018.

The table below presents the fair value of the Company’s derivative financial instruments, as well as their classification on the Balance Sheet, as of June 30, 2019 and December 31, 2018.

	Asset Derivatives		Liability Derivatives
	June 30, 2019		June 30, 2019
	Balance Sheet	Fair	Balance Sheet	Fair
($ in thousands)	Location	Value	Location	Value
Derivatives not designated as hedging instruments:
Interest rate contracts	Other Assets	$2,622	Other Liabilities	$2,622

	Asset Derivatives		Liability Derivatives
	December 31, 2018		December 31, 2018
	Balance Sheet	Fair	Balance Sheet	Fair
($ in thousands)	Location	Value	Location	Value
Derivatives not designated as hedging instruments:
Interest rate contracts	Other Assets	$687	Other Liabilities	$687

The Company’s derivative financial instruments had no net effect on the condensed consolidated income statements for the six months ended June 30, 2019 and 2018.

Securities Sold Under Repurchase Agreements

State Bank has retail repurchase agreements to facilitate cash management transactions with commercial customers. These obligations are secured by agency and mortgage-backed securities and such collateral is held by the Federal Home Loan Bank. The agreements mature within one month. As of June 30, 2019, these repurchase agreements were secured by agency securities and mortgage-backed securities with corresponding liabilities of $2.6 million and $14.1 million, respectively. These securities have various maturity dates beyond 2022.

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

The following table presents the fair value measurements of assets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2019 and December 31, 2018.

Fair Value Measurements Using:

($ in thousands) Available for Sale Securities:	June 30, 2019	(Level 1)	(Level 2)	(Level 3)

U.S. Treasury and Government Agencies	$16,734	$-	$16,734	$-
Mortgage-backed securities	58,304	-	58,304	-
State and political subdivisions	10,223	-	10,223	-
Interest rate contracts - assets	2,622	-	2,622	-
Interest rate contracts - liabilities	(2,622)	-	(2,622)	-

Fair Value Measurements Using:

($ in thousands) Available for Sale Securities:	December 31, 2018	(Level 1)	(Level 2)	(Level 3)

U.S. Treasury and Government Agencies	$18,670	$-	$18,670	$-
Mortgage-backed securities	60,943	-	60,943	-
State and political subdivisions	11,356	-	11,356	-
Interest rate contracts - assets	687	-	687	-
Interest rate contracts - liabilities	(687)	-	(687)	-

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

Collateral-dependent Impaired Loans, NET of ALLL

Loans for which it is probable the Company will not collect all principal and interest due according to contractual terms are measured for impairment. The estimated fair value of collateral-dependent impaired loans is based on the appraised value of the collateral, less estimated cost to sell. Collateral-dependent impaired loans are classified within Level 3 of the fair value hierarchy. This method requires obtaining an independent appraisal of the collateral, which is reviewed for accuracy and consistency by Credit Administration. These appraisers are selected from the list of approved appraisers maintained by management. The appraised values are reduced by applying a discount factor to the value based on the Company’s loan review policy. All impaired loans held by the Company were collateral dependent at June 30, 2019 and December 31, 2018.

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

($ in thousands)	Fair Values at June 30,
Description	2019	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$582	$-	$-	$582
Mortgage Servicing Rights	6,829	-	-	6,829

($ in thousands)	Fair Values at December 31,
Description	2018	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$1,027	$-	$-	$1,027
Mortgage Servicing Rights	3,191	-	-	3,191

Level 1 - Quoted Prices in Active Markets for Identical Assets

Level 2 - Significant Other Observable Inputs

Level 3 - Significant Unobservable Inputs

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements.

($ in thousands)	Fair Values at June 30, 2019	Valuation Technique	Unobservable Inputs	Range (weighted- average)

Collateral-dependent impaired loans	$582	Market comparable properties	Comparability adjustments (%)	10 - 35% (19%)
Mortgage servicing rights	6,829	Discounted cash flow	Discount Rate	9.31%
			Constant prepayment rate	11.18%
			P&I earnings credit	2.40%
			T&I earnings credit	2.15%
			Inflation for cost of servicing	1.50%

($ in thousands)	Fair Values at December 31, 2018	Valuation Technique	Unobservable Inputs	Range (weighted- average)

Collateral-dependent impaired loans	$1,027	Market comparable properties	Comparability adjustments (%)	20 - 35% (29%)
Mortgage servicing rights	3,191	Discounted cash flow	Discount Rate	10.30%
			Constant prepayment rate	7.02%
			P&I earnings credit	2.51%
			T&I earnings credit	3.02%
			Inflation for cost of servicing	1.50%

There were no changes in the inputs or methodologies used to determine fair value at June 30, 2019 as compared to December 31, 2018.

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

Loans

The estimated fair value of loans as of June 30, 2019 follows the guidance in ASU 2016-01, which prescribes an “exit price” approach in estimating and disclosing fair value of financial instruments. The fair value calculation at that date discounted estimated future cash flows using rates that incorporated discounts for credit, liquidity, and marketability factors. The fair value estimate shown as of December 31, 2018 used an “entry price” approach. The fair value calculation for that date discounted estimated future cash flows using current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. Consequently, the fair value disclosures for June 30, 2019 and December 31, 2018 are not directly comparable.

Deposits, FHLB advances & Repurchase agreements

Deposits include demand deposits, savings accounts, and certain money market deposits. The carrying amount approximates the fair value. The estimated fair value for fixed-maturity time deposits, as well as borrowings, is based on estimates of the rate State Bank could pay on similar instruments with similar terms and maturities at June 30, 2019 and December 31, 2018.

Loan Commitments

The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. The estimated fair values for other financial instruments and off-balance-sheet loan commitments approximate cost at June 30, 2019 and December 31, 2018 and are not considered significant to this presentation.

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

	June 30, 2019
	Carrying	Fair	Fair Value Measurements Using
($ in thousands)	Amount	value	(Level 1)	(Level 2)	(Level 3)

Financial assets
Cash and due from banks	$42,786	$42,786	$42,786	$-	$-
Loans held for sale	9,579	9,812	-	9,812	-
Loans, net of allowance for loan losses	806,203	805,422	-	-	805,422
Federal Reserve and FHLB Bank stock, at cost	4,648	4,648	-	4,648	-
Interest receivable	3,209	3,209	-	3,209	-

Financial liabilities
Deposits	$839,374	$839,418	$565,393	$274,025	$-
Repurchase agreements	13,968	13,968	-	13,968	-
FHLB advances	16,000	16,157	-	16,157	-
Trust preferred securities	10,310	9,467	-	9,467	-
Interest payable	1,188	1,188	-	1,188	-

	December 31, 2018
	Carrying	Fair	Fair Value Measurements Using
($ in thousands)	Amount	value	(Level 1)	(Level 2)	(Level 3)

Financial assets
Cash and due from banks	$48,363	$48,363	$48,363	$-	$-
Loans held for sale	4,445	4,589	-	4,589	-
Loans, net of allowance for loan losses	763,716	757,469	-	-	757,469
Federal Reserve and FHLB Bank stock, at cost	4,123	4,123	-	4,123	-
Interest receivable	2,822	2,822	-	2,822	-

Financial liabilities
Deposits	$802,552	$799,726	$561,090	$238,636	$-
Repurchase agreements	15,184	15,184	-	15,184	-
FHLB advances	16,000	15,848	-	15,848	-
Trust preferred securities	10,310	10,233	-	10,233	-
Interest payable	909	909	-	909	-

NOTE 8 – SHARE BASED COMPENSATION

In April 2017, the Company’s shareholders approved a new share-based incentive compensation plan, the SB Financial Group, Inc. 2017 Stock Incentive Plan (the “2017 Plan”), which replaced the Company’s 2008 Stock Incentive Plan. The 2017 Plan permits the Company to grant or award incentive stock options, nonqualified stock options, stock appreciation rights (“SAR’s”), restricted stock, and restricted stock units (“RSU’s”) to employees and directors of the Company and its subsidiaries. A total of 500,000 common shares of the Company are available for grants or awards under the 2017 Plan, of which 41,358 shares had been granted under the plan as of June 30, 2019.

The 2008 Plan, which was approved by the Company’s shareholders in April 2008, permitted the grant or award of incentive stock options, nonqualified stock options, stock appreciation rights (“SARs”), and restricted stock for up to 250,000 common shares of the Company. While awards granted under the 2008 plan remain outstanding, no further awards may be granted under the 2008 Plan after April 2018.

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

Stock option awards are granted with an exercise price equal to the market price of the Company’s stock at the date of grant and those option awards vest based on 5 years of continuous service and have 10-year contractual terms. The fair value of each option award was estimated on the date of grant using the Black-Scholes valuation model. No options were granted in the first six months of 2019.

A summary of stock option activity under the Company’s plans as of June 30, 2019 and changes during the quarter then ended, is presented below:

($ in thousands - except per share data)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Term	Aggregate Intrinsic Value

Outstanding,
December 31, 2018	64,000	$6.99
Granted	-	-
Exercised	(4,250)	7.18
Forfeited	-	-
Expired	-	-

Outstanding, June 30, 2019	59,750	$6.98	0.64	$566

Exercisable, June 30, 2019	59,750	$6.98	0.64	$566

All stock options included in the table above were granted under the 2008 Plan. During 2019, the 4,250 option shares exercised had a total intrinsic value of $0.05 million and the cash received from these exercised options was $0.03 million. The tax benefit from these transactions was immaterial. As of June 30, 2019, there was no unrecognized compensation cost related to stock option awards granted under the 2008 Plan.

On February 5, 2013, the Company adopted a Long Term Incentive (LTI) Plan. The Plan awards restricted stock in the Company to certain key executives under the 2008 and 2017 Plans. These restricted stock awards vest over a four-year period and are intended to assist the Company in retention of key executives. During 2018, the Company met certain performance targets and restricted stock awards were approved and issued in February of 2019. The compensation cost charged against income for the LTI Plan was $0.25 million, with a total income tax benefit recognized in the income statement of $0.05 million.

As of June 30, 2019, there was $0.65 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements related to the restricted stock awards under the 2008 and 2017 Plans which were granted in accordance with the LTI plan. That cost is expected to be recognized over a weighted-average period of 1.9 years.

A summary of restricted stock activity under the Company’s plans as of June 30, 2019 and changes during the quarter then ended, is presented below:

	Shares	Weighted-Average Value per Share

Nonvested, December 31, 2018	46,894	$16.31

Granted	23,090	18.39
Vested	(17,260)	15.00
Forfeited	(2,771)	17.94

Nonvested, June 30, 2019	49,953	$17.64

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

NOTE 10 – GENERAL LITIGATION

The Company is subject to claims and lawsuits that arise primarily in the ordinary course of business. Additionally, the Company is subject to periodic examinations by various regulatory agencies. It is the opinion of management that the disposition or ultimate resolution of any such claims, lawsuits and examinations pending at June 30, 2019, will not have a material adverse effect on the consolidated financial position, results of operations and cash flow of the Company.

NOTE 11 – GOODWILL

On March 15, 2019, the Company purchased all of the assets of a Title Agency through a newly-formed, wholly-owned subsidiary, SBFG Title, LLC. This acquisition resulted in approximately $1.4 million in goodwill.

A summary of the activity in goodwill is presented below:

($ in thousands)	Carrying Amount

Balance, December 31, 2018	$16,353
Acquired goodwill	1,439

Balance, June 30, 2019	$17,792

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

Overview of SB Financial

SB Financial Group, Inc. (“SB Financial” or the “Company”) is an Ohio corporation and a financial holding company registered with the Federal Reserve Board. SB Financial’s wholly-owned subsidiary, The State Bank and Trust Company (“State Bank”), is an Ohio-chartered bank engaged in commercial banking.

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

SBFG Title, LLC (“Title”) is an Ohio corporation that was formed in March 2019. SBFG Title engages in the sale of title insurance services.

SB Captive, Inc. (“Captive”) is a Nevada corporation that was formed in March 2019. SB Captive pools insurance risk among like sized banking institutions.

Rurbanc Data Services, Inc. dba RDSI Banking Systems (“RDSI”) was sold in January 2018 and formerly provided item processing services to community banks and businesses

Unless the context indicates otherwise, all references herein to “we”, “us”, “our”, or the “Company” refer to SB Financial Group, Inc. and its consolidated subsidiaries.

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

Three Months Ended June 30, 2019 compared to Three Months Ended June 30, 2018

Net Income: Net income for the second quarter of 2019 was $2.6 million compared to net income of $3.1 million for the second quarter of 2018, a decrease of 15 percent. Earnings per diluted share (EPS) of $0.33 were down 18 percent from EPS of $0.40 for the second quarter of 2018. During the quarter, the Company incurred a temporary impairment of $0.7 million to its mortgage servicing rights.

Provision for Loan Losses: The second quarter provision for loan losses was $0.2 million compared to $0.3 million for the year-ago quarter. Net charge-offs for the quarter were $0.015 million compared to $0.025 million for the year-ago quarter. Total delinquent loans ended the quarter at $5.6 million, or 0.68 percent of total loans, which is up $3.9 million from the prior year.

Asset Quality Review – For the Period Ended ($ in thousands)	June 30, 2019	June 30, 2018
Net charge-offs – QTD/YTD	$15/$61	$25/$35
Nonaccruing loans	3,106	2,122
Accruing Trouble Debt Restructures	814	1,101
Nonaccruing and restructured loans	3,920	3,223
OREO / OAO	530	16
Nonperforming assets	4,450	3,239
Nonperforming assets/Total assets	0.43%	0.34%
Allowance for loan losses/Total loans	1.02%	1.13%
Allowance for loan losses/Nonperforming loans	211.9%	263.5%

Consolidated Revenue: Total revenue, consisting of net interest income and noninterest income, was $12.5 million for the second quarter of 2019, a decrease of $0.2 million, or 1 percent, from the $12.7 million generated during the second quarter of 2018.

Net interest income was $8.8 million, which is up $0.4 million from the prior year second quarter’s $8.4 million. The Company’s earning assets increased $97.4 million, coupled with a 12 basis point increase in the yield on earning assets. The net interest margin (FTE) for the second quarter of 2019 was 3.88 percent compared to 4.14 percent for the second quarter of 2018. Funding costs for interest bearing liabilities for the second quarter of 2019 were 1.28 percent compared to 0.80 percent for the prior year second quarter.

Noninterest income was $3.7 million for the second quarter of 2019, which was down $0.5 million from the prior year second quarter’s $4.2 million. In addition to the mortgage revenue detailed below, gains from the sale of non-mortgage loans was $0.2 million and wealth management revenue was $0.8 million. Temporary impairment of our mortgage servicing rights reduced noninterest income by $0.7 million in the quarter. The quarter included a full quarter of results from our title agency, resulting in revenue of $0.3 million. The Company also sold bonds and realized gains of $0.2 million. Noninterest income as a percentage of average assets for the second quarter of 2019 was 1.45 percent compared to 1.84 percent for the prior year second quarter.

State Bank originated $98.5 million of mortgage loans for the second quarter of 2019, of which $71.0 million was sold with the remainder in loans held for investment. This compares to $109.5 million for the second quarter of 2018, of which $79.2 million was sold with the remainder in loans held for investment. These second quarter 2019 originations and subsequent sales resulted in $1.7 million of gains, down $0.4 million from the gains for the second quarter of 2018. Net mortgage banking revenue was $1.2 million for the second quarter of 2019 compared to $2.3 million for the second quarter of 2018. The 2019 second quarter included a $0.7 million negative valuation impairment on our mortgage servicing rights, due to increased prepayment speeds in the portfolio and marginally higher rates.

Consolidated Noninterest Expense: Noninterest expense for the second quarter of 2019 was $9.1 million, which was up $0.5 million compared to $8.6 million in the prior-year second quarter. The second quarter of 2019 included higher commission mortgage sales of $0.3 million and the expenses from our title agency of $0.2 million.

Income Taxes: Income taxes for the second quarter of 2019 were $0.6 million (effective rate 18.3 percent) compared to $0.7 million (effective rate 18.1 percent) for the second quarter of 2018.

Six Months Ended June 30, 2019 compared to Six Months Ended June 30, 2018

Net Income: Net income for the first six months of 2019 was $4.9 million compared to net income of $5.6 million for the first six months of 2018, a decrease of 12.7 percent. Earnings per diluted share (EPS) for the period of $0.61 were down 18.7 percent from EPS of $0.75 for the prior year six-month period.

Provision for Loan Losses: The provision for loan losses for the first six months of 2019 was $0.2 million compared to $0.6 million for the prior year first six months. Net charge offs for the period were $0.06 million compared to net charge offs of $0.04 million for the prior year six month period.

Consolidated Revenue: Total revenue, consisting of net interest income and noninterest income, was $23.9 million for the first six months of 2019, a decrease of $0.8 million, or 3.1 percent, from the $24.6 million generated during the 2018 first six months.

Net interest income was $17.2 million, which is up $1.1 million from net interest income of $16.1 million for the prior year first six months. The Company’s earning assets increased $64.8 million, and had a 36 basis point increase in the yield on earning assets for the first six months of 2019. The net interest margin (FTE) for the first six months of 2019 was 3.84 percent compared to 3.89 percent for the first six months of 2018. Funding cost for interest bearing liabilities for the first six months of 2019 were 1.24 percent compared to 0.75 percent for the prior year first six months.

Noninterest income was $6.7 million for the 2019 first six months, which is down $1.8 million from noninterest income of $8.5 million for the prior year first six months. In addition to the mortgage revenue detailed below, gains from the sale of non-mortgage loans was $0.5 million, compared to $0.8 million for the same period in 2018. For the first six months, the Company had a temporary mortgage servicing rights impairment of $1.4 million.

State Bank originated $149.9 million of mortgage loans during the first six months of 2019, of which $114.5 million of loans were sold with the remainder of loans held for investment. These levels were down 10.8 percent and 4.4 percent, respectively, as compared to the prior year first six months.

Consolidated Noninterest Expense: Noninterest expense for the first six months of 2019 was $17.7 million, which is up $0.5 million compared to $17.2 million in the prior year first six months. The increase in noninterest expenses compared to the prior year was due to increased staffing, primarily in our operations and risk divisions, and the title agency.

Income Taxes: Income taxes for the first six months of 2019 were $1.1 million (effective rate 18.1 percent) compared to $1.3 million (effective rate 18.4 percent) for the first six months of 2018.

Changes in Financial Condition

Total assets at June 30, 2019 were $1,029.1 million, an increase of $42.3 million or 4.3 percent since 2018 year end. Total loans, net of unearned income, were $814.5 million as of June 30, 2019, up $42.6 million from year-end, an increase of 5.5 percent.

Total deposits at June 30, 2019 were $839.4 million, an increase of $36.8 million or 4.6 percent since 2018 year end. Borrowed funds (consisting of FHLB advances, and REPOs) totaled $30.0 million at June 30, 2019. This is up from year-end when borrowed funds totaled $31.2 million due to a decrease in REPOs. Total equity for the Company of $133.9 million now stands at 13.0 percent of total assets compared to the December 31, 2018 level of $130.4 million and 13.2 percent of total assets.

The allowance for loan loss of $8.3 million is up $0.1 million from the 2018 year end level. The allowance to loan level is 1.02 percent, which is considered appropriate by management given the risk profile of the portfolio.

Capital Resources

As of June 30, 2019, based on the computations for the FFIEC 041 Consolidated Reports of Condition and Income filed by State Bank with the Federal Reserve, State Bank was classified as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, State Bank must maintain capital ratios as set forth in the table below. There are no conditions or events since June 30, 2019 that management believes have changed State Bank’s capital classification.

State Bank’s actual capital levels and ratios as of June 30, 2019 and December 31, 2018 are presented in the following table. Capital levels are presented for State Bank only as the Company is exempt from quarterly reporting on capital levels at the holding company level:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Procedures
($ in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2019
Tier I Capital to average assets	$115,824	11.64%	$39,794	4.0%	$49,742	5.0%
Tier I Common equity capital to risk-weighted assets	115,824	12.53%	41,594	4.5%	60,080	6.5%

Tier I Capital to risk-weighted assets	115,824	12.53%	55,458	6.0%	73,944	8.0%
Total Risk-based capital to risk-weighted assets	124,130	13.43%	73,944	8.0%	92,430	10.0%

As of December 31, 2018
Tier I Capital to average assets	$110,022	11.23%	$39,183	4.0%	$48,979	5.0%
Tier I Common equity capital to risk-weighted assets	110,022	12.57%	39,386	4.5%	56,890	6.5%

Tier I Capital to risk-weighted assets	110,022	12.57%	52,514	6.0%	70,019	8.0%
Total Risk-based capital to risk-weighted assets	118,189	13.50%	70,019	8.0%	87,524	10.0%

Effective January 1, 2015, new regulatory capital requirements commonly referred to as “Basel III” were implemented and are reflected in the June 30, 2019 capital table above. Management opted out of the accumulated other comprehensive income treatment under the new requirements and as such unrealized gains and losses from available-for-sale securities will continue to be excluded from State Bank’s regulatory capital.

LIQUIDITY

Liquidity relates primarily to the Company’s ability to fund loan demand, meet deposit customers’ withdrawal requirements and provide for operating expenses. Assets used to satisfy these needs consist of cash and due from banks, federal funds sold, interest-earning deposits in other financial institutions, securities available-for-sale and loans held for sale. These assets are commonly referred to as liquid assets. Liquid assets were $137.6 million at June 30, 2019, compared to $143.8 million at December 31, 2018.

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

The Company’s commercial real estate, first mortgage residential, agricultural and multi-family mortgage portfolio of $608.3 million at June 30, 2019 and $579.9 million at December 31, 2018, which can and has been used to collateralize borrowings, is an additional source of liquidity. Management believes the Company’s current liquidity level, without these borrowings, is sufficient to meet its liquidity needs. At June 30, 2019, all eligible commercial real estate, first mortgage residential and multi-family mortgage loans were pledged under an FHLB blanket lien.

The cash flow statements for the periods presented provide an indication of the Company’s sources and uses of cash, as well as an indication of the ability of the Company to maintain an adequate level of liquidity. A discussion of the cash flow statements for the six months ended June 30, 2019 and 2018 follows.

The Company experienced positive cash flows from operating activities for the six months ended June 30, 2019 and June 30, 2018. Net cash provided by operating activities was $.8 million for the six months ended June 30, 2019 and $11.7 million for the six months ended June 30, 2018. Highlights for the current year include $117.1 million in proceeds from the sale of loans, which is down $2.7 million from the prior year. Originations of loans held for sale was a use of cash of $119.6 million, which is up from the prior year, by $6.8 million. For the six months ended June 30, 2019, there was a gain on sale of loans of $3.4 million, and depreciation and amortization of $0.9 million.

The Company experienced negative cash flows from investing activities for the six months ended June 30, 2019 and June 30, 2018. Net cash flows used in investing activities was $39.0 million for the six months ended June 30, 2019 and $74.7 million for the six months ended June 30, 2018. Highlights for the six months ended June 30, 2019 include $8.8 million in purchases of available-for-sale securities, which is down $6.4 million from the prior year. These cash payments were offset by $16.3 million in proceeds from maturities and sales of securities, which is up $9.8 million from the prior six-month period. The Company experienced a $42.6 million increase in loans, which is down $23.0 million from the prior year six-month period.

The Company experienced positive cash flows from financing activities for the six months ended June 30, 2019 and June 30, 2018. Net cash flow provided by financing activities was $32.7 million for the six months ended June 30, 2019 and $60.9 million for the six months ended June 30, 2018. Highlights for the current period include a $4.2 million increase in transaction deposits for the six months ended June 30, 2019, which is down from the $18.2 million increase in transaction deposits for the six months ended June 30, 2018. Certificates of deposit increased by $32.6 million in the current year compared to an increase of $5.1 million for the prior year.

ALCO uses an economic value of equity (“EVE”) analysis to measure risk in the balance sheet incorporating all cash flows over the estimated remaining life of all balance sheet positions. The EVE analysis calculates the net present value of the Company’s assets and liabilities in rate shock environments that range from -400 basis points to +400 basis points. The likelihood of a significant decrease in rates as of June 30, 2019 and December 31, 2018 was considered unlikely given the current interest rate environment and therefore, only the minus 100 and 200 basis point rate change was included in this analysis. The results of this analysis are reflected in the following tables for June 30, 2019 and December 31, 2018.

Economic Value of Equity

June 30, 2019

($ in thousands)

Change in rates	$ Amount	$ Change	% Change
+400 basis points	$213,313	$25,868	13.80%
+300 basis points	209,059	21,614	11.53%
+200 basis points	203,676	16,231	8.66%
+100 basis points	197,156	9,711	5.18%
Base Case	187,445	-	-
-100 basis points	176,059	(11,386)	-6.07%
-200 basis points	158,037	(29,408)	-15.69%

Economic Value of Equity

December 31, 2018

($ in thousands)

Change in rates	$ Amount	$ Change	% Change
+400 basis points	$213,477	$19,568	10.09%
+300 basis points	210,068	16,158	8.33%
+200 basis points	205,673	11,763	6.07%
+100 basis points	200,400	6,490	3.35%
Base Case	193,910	-	-
-100 basis points	184,172	(9,738)	-5.02%
-200 basis points	170,293	(23,617)	-12.18%

Off-Balance-Sheet Borrowing Arrangements:

Significant additional off-balance-sheet liquidity is available in the form of FHLB advances and unused federal funds lines from correspondent banks. Management expects the risk of changes in off-balance-sheet arrangements to be immaterial to earnings.

The Company’s commercial real estate, first mortgage residential, agricultural and multi-family mortgage portfolios in the total amount of $608.3 million were pledged to meet FHLB collateralization requirements as of June 30, 2019. Based on the current collateralization requirements of the FHLB, the Company had approximately $104.0 million of additional borrowing capacity at June 30, 2019. The Company also had $29.9 million in unpledged securities to pledge for additional borrowings.

The Company’s contractual obligations as of June 30, 2019 were comprised of long-term debt obligations, other debt obligations, operating lease obligations and other long-term liabilities. Long-term debt obligations were comprised of FHLB Advances of $16.0 million and Trust Preferred Securities of $10.3 million. Total time deposits at June 30, 2019 were $274.1 million, of which $110.8 million mature beyond one year.

In addition, as of June 30, 2019, the Company had commitments to sell mortgage loans totaling $23.4 million. The Company believes that it has adequate resources to fund commitments as they arise and that it can adjust the rate on savings certificates to retain deposits in changing interest rate environments. If the Company requires funds beyond its internal funding capabilities, advances from the FHLB of Cincinnati and other financial institutions are available.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended June 30, 2019, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The table below sets forth information regarding common shares repurchased by the Company during the quarter ended June 30, 2019. The Company completed in April 2019 a share repurchase program previously announced on January 24, 2019, for the repurchase by the Company for up to one percent, or approximately 75,000 of the outstanding common shares of the Company. The Company subsequently announced on June 21, 2019, a new share repurchase program authorizing the repurchase for up to 400,000 common shares of the Company.

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
04/01/19 - 04/30/19	9,723	$18.00	9,723	-
05/01/19 - 05/31/19	-	0.00	-	-
06/01/19 - 06/30/19	1,672	16.83	1,672	398,328
Total	11,395	$17.83	11,395	398,328

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

31.1 – Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)
31.2 – Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer)
32.1 – Section 1350 Certification (Principal Executive Officer)
32.2 – Section 1350 Certification (Principal Financial Officer)

101.INS – XBRL Instance Document
101.SCH – XBRL Taxonomy Extension Schema Document
101.CAL – XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF – XBRL Taxonomy Extension Definition Linkbase Document
101.LAB – XBRL Taxonomy Extension Label Linkbase Document
101.PRE – XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

SB FINANCIAL GROUP, INC.

Date: August 8, 2019	By:	/s/ Mark A. Klein
Mark A. Klein
Chairman, President & CEO

	By:	/s/ Anthony V. Cosentino
Anthony V. Cosentino
Executive Vice President &
Chief Financial Officer