Form 10-Q
period 2019-09-30
SB FINANCIAL GROUP, INC.
filed 2019-11-07
CIK 767405

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

N/A

(Former name, former address and former fiscal year, if changed since last report.)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares, No Par Value	SBFG	The NASDAQ Stock Market, LLC
6,401,342 Outstanding at November 7, 2019		(NASDAQ Capital Market)

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

SB FINANCIAL GROUP, INC.

FORM 10-Q

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SB Financial Group, Inc.

Condensed Consolidated Balance Sheets

	September 2019	December 2018
($ in thousands)	(unaudited)	(audited)
Assets
Cash and due from banks	$49,824	$48,363
Available-for-sale securities	77,029	90,969
Loans held for sale	13,655	4,445
Loans, net of unearned income	823,367	771,883
Allowance for loan losses	(8,492)	(8,167)
Premises and equipment, net	23,898	22,084
Federal Reserve and Federal Home Loan Bank Stock, at cost	4,648	4,123
Foreclosed assets held for sale, net	489	131
Interest receivable	3,176	2,822
Goodwill and other intangibles	17,834	16,401
Cash value of life insurance	17,137	16,834
Mortgage servicing rights	10,447	11,365
Other assets	9,749	5,575
Total assets	$1,042,761	$986,828

Liabilities and shareholders’ equity

Liabilities
Deposits
Non interest bearing demand	$152,932	$144,592
Interest bearing demand	131,655	130,628
Savings	121,991	104,444
Money market	173,237	181,426
Time deposits	268,139	241,462
Total deposits	847,954	802,552

Repurchase agreements	14,659	15,184
Federal Home Loan Bank advances	16,000	16,000
Trust preferred securities	10,310	10,310
Interest payable	1,391	909
Other liabilities	18,201	11,438
Total liabilities	908,515	856,393

Commitments & Contingent Liabilities	-	-

Shareholders’ Equity
Preferred stock, no par value; authorized 200,000 shares; 2019 - 14,306 shares outstanding, 2018 - 14,995 shares outstanding	13,241	13,979
Common stock, no par value; authorized 10,000,000 shares; 2019 - 6,763,362 shares issued, 2018 - 6,694,598 shares issued	41,223	40,485
Additional paid-in capital	15,219	15,226
Retained earnings	70,184	64,012
Accumulated other comprehensive income (loss)	900	(552)
Treasury stock, at cost; (2019 - 406,221 common shares, 2018 - 191,348 common shares)	(6,521)	(2,715)
Total shareholders’ equity	134,246	130,435
Total liabilities and shareholders’ equity	$1,042,761	$986,828

See notes to condensed consolidated financial statements (unaudited)

Note: The balance sheet at December 31, 2018 has been derived from the audited consolidated financial statements at that date.

SB Financial Group, Inc.

Condensed Consolidated Income Statement (unaudited)

	Three Months Ended		Nine Months Ended
	September	September	September	September
($ in thousands, except per share data)	2019	2018	2019	2018
Interest Income
Loans
Taxable	$10,607	$9,499	$30,216	$26,607
Tax exempt	82	42	217	99
Securities
Taxable	776	610	2,489	1,795
Tax exempt	81	107	273	339
Total interest income	11,546	10,258	33,195	28,840

Interest Expense
Deposits	2,258	1,472	6,268	3,538
Repurchase agreements & other	22	11	65	27
Federal Home Loan Bank advance expense	101	140	301	329
Trust preferred securities expense	107	106	331	293
Total interest expense	2,488	1,729	6,965	4,187

Net Interest Income	9,058	8,529	26,230	24,653
Provision for loan losses	300	-	500	600

Net interest income after provision for loan losses	8,758	8,529	25,730	24,053

Noninterest Income
Wealth management fees	775	705	2,292	2,155
Customer service fees	729	672	2,049	1,991
Gain on sale of mortgage loans & OMSR	2,495	2,066	5,365	5,224
Mortgage loan servicing fees, net	8	273	(731)	991
Gain on sale of non-mortgage loans	462	125	1,005	935
Title insurance income	400	-	727	-
Net gain on sale of securities	-	70	206	70
Gain (loss) on sale/disposal of assets	1	-	(6)	21
Other income	496	291	1,150	1,308
Total noninterest income	5,366	4,202	12,057	12,695

Noninterest Expense
Salaries and employee benefits	5,715	5,372	15,922	15,513
Net occupancy expense	656	588	1,928	1,797
Equipment expense	688	667	2,064	2,133
Data processing fees	499	489	1,430	1,345
Professional fees	571	393	1,837	1,316
Marketing expense	239	197	724	622
Telephone and communications	118	124	345	374
Postage and delivery expense	89	83	254	221
State, local and other taxes	243	177	745	538
Employee expense	199	243	588	629
Other expenses	483	456	1,397	1,507
Total noninterest expense	9,500	8,789	27,234	25,995

Income before income tax	4,624	3,942	10,553	10,753

Provision for income taxes	862	824	1,938	2,074

Net Income	$3,762	$3,118	$8,615	$8,679

Preferred Share Dividends	233	244	720	732

Net Income available to Common Shareholders	$3,529	$2,874	$7,895	$7,947

Basic Earnings Per Common Share	$0.55	$0.45	$1.22	$1.30

Diluted Earnings Per Common Share	$0.48	$0.39	$1.08	$1.14

Average common shares outstanding (in thousands):
Basic:	6,397	6,503	6,459	6,106
Diluted:	7,876	8,022	7,955	7,626

See notes to condensed consolidated financial statements (unaudited)

SB Financial Group, Inc.

Condensed Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended		Nine Months Ended
	September	September	September	September
($ in thousands)	2019	2018	2019	2018

Net income	$3,762	$3,118	$8,615	$8,679
Other comprehensive income:
Available for sale investment securities:
Unrealized holding gain (loss) arising in the period	125	(524)	2,045	(1,914)
Related tax (expense) benefit	(26)	110	(429)	401
Less: Reclassification for gain realized in income	-	(70)	(206)	(70)
Related tax expense	-	15	42	15
Net effect on other comprehensive income	99	(469)	1,452	(1,568)
Total comprehensive income	$3,861	$2,649	$10,067	$7,111

See notes to condensed consolidated financial statements (unaudited)

SB Financial Group, Inc.

Condensed Consolidated Statements of Shareholders’ Equity (unaudited)

	Nine-Month Period Ended September 30, 2019
	Preferred	Common	Additional Paid-in	Retained	Accumulated Other Comprehensive	Treasury
($ in thousands, except per share data)	Stock	Stock	Capital	Earnings	Income (Loss)	Stock	Total
January 1, 2019	$13,979	$40,485	$15,226	$64,012	$(552)	$(2,715)	$130,435
Net income				2,226			2,226
Other comprehensive income					676		676
Stock reissue			22			117	139
Common stock issuance	(1)	1					-
Dividends on common, $0.085 per share				(556)			(556)
Dividends on preferred, $0.1625 per share				(244)			(244)
Restricted stock vesting			(208)			208	-
Stock options exercised			(10)			21	11
Repurchased stock						(1,294)	(1,294)
Stock based compensation expense			113				113
March 31, 2019	13,978	40,486	15,143	65,438	124	(3,663)	131,506
Net income				2,627			2,627
Other comprehensive income					677		677
Dividends on common, $0.090 per share				(586)			(586)
Dividends on preferred, $0.1625 per share				(243)			(243)
Stock options exercised			(24)			43	19
Repurchased stock						(203)	(203)
Stock based compensation expense			140				140
June 30, 2019	13,978	40,486	15,259	67,236	801	(3,823)	133,937
Net income				3,762			3,762
Other comprehensive income					99		99
Common stock issuance	(737)	737					-
Dividends on common, $0.090 per share				(581)			(581)
Dividends on preferred, $0.1625 per share				(233)			(233)
Restricted stock vesting			(113)			113	-
Stock options exercised			(20)			36	16
Repurchased stock						(2,847)	(2,847)
Stock based compensation expense			93				93
September 30, 2019	$13,241	$41,223	$15,219	$70,184	$900	$(6,521)	$134,246

	Nine-Month Period Ended September 30, 2018
	Preferred	Common	Additional Paid-in	Retained	Accumulated Other Comprehensive	Treasury
($ in thousands, except per share data)	Stock	Stock	Capital	Earnings	Income (Loss)	Stock	Total
January 1, 2018	$13,983	$12,569	$15,405	$55,439	$(141)	$(3,255)	$94,000
Net income				2,453			2,453
Other comprehensive loss					(800)		(800)
Common stock issuance (1,666,666 shares)		27,912					27,912
Dividends on common, $0.075 per share				(486)			(486)
Dividends on preferred, $0.1625 per share				(244)			(244)
Restricted stock vesting			(257)			257	-
Stock options exercised			(41)			81	40
Repurchased stock						(58)	(58)
Stock based compensation expense			82				82
March 31, 2018	13,983	40,481	15,189	57,162	(941)	(2,975)	122,899
Net income				3,107			3,107
Other comprehensive loss					(299)		(299)
Dividends on common, $0.080 per share				(522)			(522)
Dividends on preferred, $0.1625 per share				(244)			(244)
Stock options exercised			(156)			305	149
Repurchased stock						(51)	(51)
Stock based compensation expense			65				65
June 30, 2018	13,983	40,481	15,098	59,503	(1,240)	(2,721)	125,104
Net income				3,119			3,119
Other comprehensive loss					(414)		(414)
Common stock issuance	(4)	4					-
Dividends on common, $0.080 per share				(524)			(524)
Dividends on preferred, $0.1625 per share				(244)			(244)
Stock options exercised			(3)			6	3
Repurchased stock							-
Stock based compensation expense			65				65
September 30, 2018	$13,979	$40,485	$15,160	$61,854	$(1,654)	$(2,715)	$127,109

See notes to condensed consolidated financial statements (unaudited)

SB Financial Group, Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended September 30,
($ in thousands)	2019	2018
Operating Activities
Net Income	$8,615	$8,679
Items not requiring (providing) cash
Depreciation and amortization	1,386	1,261
Provision for loan losses	500	600
Expense of share-based compensation plan	346	212
Amortization of premiums and discounts on securities	213	275
Amortization of intangible assets	6	7
Amortization of originated mortgage servicing rights	1,415	931
Impairment (recovery) of mortgage servicing rights	1,398	(8)
Proceeds from sale of loans held for sale	244,716	200,306
Originations of loans held for sale	(249,061)	(200,364)
Gain from sale of loans	(6,370)	(6,159)
Loss (gain) on sales of assets	5	(21)
Net change in foreclosed assets	6	-
Net gains on sales of securities	(206)	(70)
Changes in
Interest receivable	(354)	(608)
Other assets	(5,598)	(1,297)
Interest payable & other liabilities	6,636	3,161
Net cash provided by operating activities	3,653	6,905

Investing Activities
Purchases of available-for-sale securities	(8,840)	(16,248)
Proceeds from maturities of available-for-sale securities	17,237	10,619
Proceeds from sales of available-for-sale securities	7,375	2,115
Net change in loans	(51,171)	(75,034)
Purchase of premises, equipment	(2,047)	(1,383)
Proceeds from sales of premises, equipment	8	134
Purchase of bank owned life insurance	(50)	-
Purchase of Federal Home Loan Bank stock	(525)	-
Purchase of Federal Reserve Stock	-	(375)
Proceeds from sale of foreclosed assets	146	152
Acquisition, net of cash acquired	(2,600)	-
Net cash used in investing activities	(40,467)	(80,020)

Financing Activities
Net increase in demand deposits, money market, interest checking & savings accounts	18,725	38,265
Net increase in certificates of deposit	26,677	21,561
Net increase (decrease) in securities sold under agreements to repurchase	(525)	457
Proceeds from Federal Home Loan Bank advances	8,000	13,000
Repayment of Federal Home Loan Bank advances	(8,000)	(7,000)
Net proceeds from share-based compensation plans	46	192
Stock repurchase plan	(4,344)	(109)
Issuance of common shares	139	27,912
Dividends on common shares	(1,723)	(1,532)
Dividends on preferred shares	(720)	(732)
Net cash provided by financing activities	38,275	92,014
Increase in cash and cash equivalents	1,461	18,899
Cash and cash equivalents, beginning of year	48,363	26,616
Cash and cash equivalents, end of year	$49,824	$45,515
Supplemental cash flow information
Interest paid	$6,483	$3,888
Income taxes paid	$4,230	$2,290
Fair value of assets acquired - premises and equipment	$1,161	$-
Supplemental non-cash disclosure
Initial recognition of right-of-use lease assets	$293	$-
Transfer of loans to foreclosed assets	$517	$175

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements reflect all adjustments that are, in the opinion of management, necessary to fairly present the financial position, results of operations and cash flows of the Company. Those adjustments consist only of normal recurring adjustments. Results of operations for the three and nine months ended September 30, 2019, are not necessarily indicative of results for the complete year.

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

New and applicable accounting pronouncements:

ASU No. 2018-07: Compensation – Stock Compensation (Topic 718)

This Accounting Standards Update (“ASU”) expands the scope of Topic 718, to include share-based payments issued to nonemployees for goods or services. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned. This ASU supersedes Subtopic 505-50, Equity-Based Payments to Non-Employees. The amendments in this ASU became effective for periods beginning after December 15, 2018. At this time, the Company does not have any share-based payments to nonemployees.

ASU No. 2016-02: Leases (Topic 842)

The Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, Leases. The new standard establishes a right-of-use asset model that requires a lessee to record an asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. An entity may adopt the new guidance either by restating prior periods and recording a cumulative effect adjustment at the beginning of the earliest comparative period presented or by recording a cumulative effect adjustment at the beginning of the period of adoption. The Company applied the standard by recording a cumulative effect adjustment at January 1, 2019. As the Company owns most of its branch locations, this ASU applied primarily to operating leases. The impact of adoption of this ASU by the Company resulted in a $0.3 million right-of-use asset and a corresponding lease obligation liability of $0.3 million. The right-of-use asset is included in other assets and the lease obligation liability is included in other liabilities in the Company’s September 30, 2019 consolidated balance sheet. The Company has given consideration to the materiality of their leases and has determined that the additional required disclosures for leases is immaterial to the consolidated financial statements.

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

Accounting Standards not yet adopted:

ASU No. 2018-13: Fair Value Measurement - Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement (Topic 820)

The updated guidance improves the disclosure requirements for fair value measurements. The ASU removes certain disclosures required by Topic 820 related to transfers between Level 1 and Level 2 of the fair value hierarchy; the policy for timing of transfers between levels; and the valuation processes for Level 3 fair value measurements. The ASU modifies certain disclosures required by Topic 820 related to disclosure of transfers into and out of Level 3 of the fair value hierarchy; the requirement to disclose the timing of liquidation of an investee’s assets and the date when restrictions from redemption might lapse only if the investee has communicated the timing to the entity or announced the timing publicly for investments in certain entities that calculate net asset value; and clarification that the measurement uncertainty disclosure is to communicate information about the uncertainty in measurement as of the reporting date. The ASU adds certain disclosure requirements related to changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and the range and weighted-average of significant unobservable inputs used to develop Level 3 fair value measurements. For certain unobservable inputs, an entity may disclose other quantitative information in lieu of the weighted- average if the entity determines that other quantitative information would be a more reasonable and rational method to reflect the distribution of unobservable inputs used to develop Level 3 fair value measurements. The amendments in this update become effective for fiscal years, and interim periods within those fiscal years beginning after December 15, 2019. Early adoption is permitted. The Company is currently evaluating the impact of adopting the new guidance on its consolidated financial statements, but it is not expected to have a material impact.

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

The final ASU is expected to be issued in November 2019 and will include the recently approved amendment to the effective date for smaller reporting companies. As the Company is currently a smaller reporting Company, the amendment will delay the effective date of ASU No. 2016-13 to the fiscal year beginning after December 15, 2022.

While we are currently unable to reasonably estimate the impact of adopting ASU 2016-13, we expect that the impact of adoption will be significantly influenced by the composition, characteristics and quality of our loan and securities portfolios as well as the prevailing economic conditions and forecasts as of the adoption date. The Company implemented a process to track required data by utilizing accounting software in preparation for compliance. We anticipate being fully prepared for implementation by December 15, 2022.

Reclassifications:

Certain reclassifications have been made to prior period financial statements to conform to the current financial statement presentation. These reclassifications had no effect on net income.

NOTE 2 – EARNINGS PER SHARE

Earnings per share (EPS) have been computed based on the weighted average number of common shares outstanding during the periods presented. Included in the diluted EPS for September 30, 2019 are the impact of the full conversion of the Company’s outstanding depositary shares. Based upon the current conversion price of $10.119, the 1,430,570 outstanding depositary shares are convertible into an aggregate of 1,413,909 common shares. There were no anti-dilutive shares in 2019 or 2018. The average number of common shares used in the computation of basic and diluted earnings per share are set forth in the tables below:

	Three Months Ended Sep. 30,
($ and outstanding shares in thousands - except per share data)	2019	2018

Distributed earnings allocated to common shares	$581	$524
Undistributed earnings allocated to common shares	2,944	2,346

Net earnings allocated to common shares	3,525	2,870
Net earnings allocated to participating securities	4	4
Dividends on convertible preferred shares	233	244

Net Income allocated to common shares and participating securities	$3,762	$3,118

Weighted average shares outstanding for basic earnings per share	6,397	6,503
Dilutive effect of stock compensation	34	58
Dilutive effect of convertible shares	1,445	1,461

Weighted average shares outstanding for diluted earnings per share	7,876	8,022

Basic earnings per common share	$0.55	$0.45

Diluted earnings per common share	$0.48	$0.39

	Nine Months Ended Sep. 30,
($ and outstanding shares in thousands - except per share data)	2019	2018

Distributed earnings allocated to common shares	$1,723	$1,532
Undistributed earnings allocated to common shares	6,159	6,404

Net earnings allocated to common shares	7,882	7,936
Net earnings allocated to participating securities	13	11
Dividends on convertible preferred shares	720	732

Net Income allocated to common shares and participating securities	$8,615	$8,679

Weighted average shares outstanding for basic earnings per share	6,459	6,106
Dilutive effect of stock compensation	36	63
Dilutive effect of convertible shares	1,460	1,457

Weighted average shares outstanding for diluted earnings per share	7,955	7,626

Basic earnings per common share	$1.22	$1.30

Diluted earnings per common share	$1.08	$1.14

Note 3 – AVAILABLE FOR SALE Securities

The amortized cost and appropriate fair values, together with gross unrealized gains and losses, of securities at September 30, 2019 and December 31, 2018 were as follows:

		Gross	Gross
($ in thousands)	Amortized	Unrealized	Unrealized
September 30, 2019	Cost	Gains	Losses	Fair Value

U.S. Treasury and Government agencies	$12,041	$231	$(8)	$12,264
Mortgage-backed securities	54,394	598	(70)	54,922
State and political subdivisions	9,455	389	(1)	9,843

Totals	$75,890	$1,218	$(79)	$77,029

		Gross	Gross
	Amortized	Unrealized	Unrealized
December 31, 2018	Cost	Gains	Losses	Fair Value

U.S. Treasury and Government agencies	$18,597	$187	$(114)	$18,670
Mortgage-backed securities	61,868	114	(1,039)	60,943
State and political subdivisions	11,203	180	(27)	11,356

Totals	$91,668	$481	$(1,180)	$90,969

The amortized cost and fair value of securities available for sale at September 30, 2019, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
($ in thousands)	Cost	Value

Within one year	$4,242	$4,242
Due after one year through five years	6,323	6,415
Due after five years through ten years	6,680	6,909
Due after ten years	4,251	4,541
	21,496	22,107

Mortgage-backed securities	54,394	54,922

Totals	$75,890	$77,029

The fair value of securities pledged as collateral, to secure public deposits and for other purposes, was $32.6 million at September 30, 2019 and $30.7 million at December 31, 2018. The fair value of securities delivered for repurchase agreements was $17.9 million at September 30, 2019 and $17.9 million at December 31, 2018.

Gross gains from sales of available-for-sale securities were $0.2 million for the nine months ended September 30, 2019, and $0.07 million for the nine months ended September 30, 2018, which was a reclassification from accumulated other comprehensive income (OCI) and was included in the net gain on sale of securities. The related tax expense of $0.04 million and $0.02 million for September 30, 2019 and 2018, respectively, was a reclassification from OCI and was included in the income tax expense line item in the income statement.

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments was $15.6 million at September 30, 2019, and $59.0 million at December 31, 2018, which was approximately 20 and 65 percent, respectively, of the Company’s available-for-sale investment portfolio at such dates. Based on evaluation of available evidence, including recent changes in market interest rates, credit rating information and information obtained from regulatory filings, management believes the declines in fair value for these securities are temporary. Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.

Securities with unrealized losses, aggregated by investment class and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2019 and December 31, 2018 are as follows:

	Less than 12 Months		12 Months or Longer		Total
($ in thousands) September 30, 2019	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Treasury and Government agencies	$-	$-	$2,592	$(8)	$2,592	$(8)
Mortgage-backed securities	6,462	(18)	6,011	(52)	12,473	(70)
State and political subdivisions	565	(1)	-	-	565	(1)

Totals	$7,027	$(19)	$8,603	$(60)	$15,630	$(79)

	Less than 12 Months		12 Months or Longer		Total
December 31, 2018	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Treasury and Government agencies	$1,417	$(8)	$7,870	$(106)	$9,287	$(114)
Mortgage-backed securities	10,613	(54)	37,495	(985)	48,108	(1,039)
State and political subdivisions	417	(6)	1,159	(21)	1,576	(27)

Totals	$12,447	$(68)	$46,524	$(1,112)	$58,971	$(1,180)

The total unrealized loss as of September 30, 2019 in the securities portfolio was $0.08 million compared to a $1.2 million unrealized loss at December 31, 2018. Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concern warrants such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent of the Company to not sell the investment and whether it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost. Management has determined there is no other-than-temporary-impairment on its securities as of September 30, 2019.

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

Categories of loans at September 30, 2019 and December 31, 2018 include:

	Total Loans		Nonaccrual Loans
($ in thousands)	September 2019	December 2018	September 2019	December 2018

Commercial & industrial	$144,462	$127,041	$834	$730
Commercial real estate - owner occupied	97,470	95,651	-	-
Commercial real estate - nonowner occupied	263,869	245,140	262	218
Agricultural	51,946	52,012	-	-
Residential real estate	202,021	187,104	1,811	1,752
Home equity line of credit (HELOC)	48,027	47,382	362	195
Consumer	14,888	16,954	6	11

Total Loans	$822,683	$771,284	$3,275	$2,906

Net deferred costs	$684	$599

Total Loans, net deferred costs	$823,367	$771,883

Allowance for loan losses	$(8,492)	$(8,167)

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

The following tables present the activity in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of September 30, 2019, December 31, 2018 and September 30, 2018.

Allowance for loan losses ($ in thousands)	Commercial & industrial	Commercial real estate	Agricultural	Residential real estate	Consumer	Total
For the Three Months Ended September 30, 2019
Beginning balance	$1,378	$3,448	$509	$2,287	$684	$8,306
Charge offs	(95)	-	-	(23)	(10)	(128)
Recoveries	7	-	-	1	6	14
Provision	103	72	(16)	128	13	300
Ending balance	$1,393	$3,520	$493	$2,393	$693	$8,492

For the Nine Months Ended September 30, 2019

Beginning balance	$1,435	$2,923	$482	$2,567	$760	$8,167
Charge offs	(143)	-	-	(23)	(42)	(208)
Recoveries	8	-	-	2	23	33
Provision	93	597	11	(153)	(48)	500
Ending Balance	$1,393	$3,520	$493	$2,393	$693	$8,492

($ in thousands)	Commercial & industrial	Commercial real estate	Agricultural	Residential real estate	Consumer	Total
For the Three Months Ended September 30, 2018
Beginning balance	$1,061	$3,720	$488	$2,550 #	$675	$8,494
Charge offs	-	-	-	-	(11)	(11)
Recoveries	-	-	-	-	6	6
Provision	13	5	(9)	(39)	30	-
Ending balance	$1,074	$3,725	$479	$2,511	$700	$8,489

For the Nine Months Ended September 30, 2018

Beginning balance	$823	$3,779	$505	$2,129	$694	$7,930
Charge offs	-	(36)	-	(26)	(23)	(85)
Recoveries	-	29	-	2	13	44
Provision	251	(47)	(26)	406	16	600
Ending balance	$1,074	$3,725	$479	$2,511	$700	$8,489

($ in thousands)	Commercial & industrial	Commercial real estate	Agricultural	Residential real estate	Consumer	Total
Loans Receivable at September 30, 2019
Allowance:
Ending balance: individually evaluated for impairment	$-	$-	$-	$45	$-	$45
Ending balance: collectively evaluated for impairment	$1,393	$3,520	$493	$2,348	$693	$8,447

Loans:
Ending balance: individually evaluated for impairment	$784	$203	$-	$2,007	$34	$3,028
Ending balance: collectively evaluated for impairment	$143,678	$361,136	$51,946	$200,014	$62,881	$819,655

($ in thousands)	Commercial & industrial	Commercial real estate	Agricultural	Residential real estate	Consumer	Total
Loans Receivable at December 31, 2018
Allowance:
Ending balance: individually evaluated for impairment	$61	$-	$-	$73	$4	$138
Ending balance: collectively evaluated for impairment	$1,374	$2,923	$482	$2,494	$756	$8,029

Loans:
Ending balance: individually evaluated for impairment	$700	$283	$-	$2,111	$190	$3,284
Ending balance: collectively evaluated for impairment	$126,341	$340,508	$52,012	$184,993	$64,146	$768,000

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

The following tables present the credit risk profile of the Company’s loan portfolio based on rating category as of September 30, 2019 and December 31, 2018.

($ in thousands) September 30, 2019	Commercial & industrial	Commercial real estate - owner occupied	Commercial real estate - nonowner occupied	Agricultural	Residential real estate	HELOC	Consumer	Total
Pass (1 - 4)	141,927	97,175	260,730	51,706	199,387	47,554	14,856	813,335
Special Mention (5)	1,638	295	1,956	240	-	-	-	4,129
Substandard (6)	530	-	921	-	2,601	473	32	4,557
Doubtful (7)	367	-	262	-	33	-	-	662
Loss (8)	-	-	-	-	-	-	-	-
Total Loans	$144,462	$97,470	$263,869	$51,946	$202,021	$48,027	$14,888	$822,683

($ in thousands) December 31, 2018	Commercial & industrial	Commercial real estate - owner occupied	Commercial real estate - nonowner occupied	Agricultural	Residential real estate	HELOC	Consumer	Total
Pass (1 - 4)	$123,861	$95,651	$243,188	$51,702	$184,581	$47,148	$16,854	$762,985
Special Mention (5)	680	-	20	310	-	-	-	1,010
Substandard (6)	2,305	-	1,714	-	2,488	234	100	6,841
Doubtful (7)	195	-	218	-	35	-	-	448
Loss (8)	-	-	-	-	-	-	-	-
Total Loans	$127,041	$95,651	$245,140	$52,012	$187,104	$47,382	$16,954	$771,284

The Company evaluates the loan risk grading system definitions and allowance for loan loss methodology on an ongoing basis.

The following tables present the Company’s loan portfolio aging analysis as of September 30, 2019 and December 31, 2018.

($ in thousands) September 30, 2019	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans Receivable

Commercial & industrial	$62	$-	$301	$363	$144,099	$144,462
Commercial real estate - owner occupied	-	-	-	-	97,470	97,470
Commercial real estate - nonowner occupied	279	-	59	338	263,531	263,869
Agricultural	-	-	-	-	51,946	51,946
Residential real estate	85	269	677	1,031	200,990	202,021
HELOC	102	-	124	226	47,801	48,027
Consumer	19	19	2	40	14,848	14,888
Total Loans	$547	$288	$1,163	$1,998	$820,685	$822,683

($ in thousands) December 31, 2018	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans Receivable

Commercial & industrial	$120	$-	$661	$781	$126,260	$127,041
Commercial real estate - owner occupied	-	-	-	-	95,651	95,651
Commercial real estate - nonowner occupied	342	1	-	343	244,797	245,140
Agricultural	-	-	-	-	52,012	52,012
Residential real estate	2,391	824	372	3,587	183,517	187,104
HELOC	163	16	55	234	47,148	47,382
Consumer	14	63	23	100	16,854	16,954
Total Loans	$3,030	$904	$1,111	$5,045	$766,239	$771,284

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

The following tables present impaired loan information as of and for the nine months ended September 30, 2019 and 2018, and for the twelve months ended December 31, 2018:

Nine Months Ended September 30, 2019 ($ in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial & industrial	$784	$1,154	$-	$1,432	$76
Commercial real estate - owner occupied	-	-	-	-	-
Commercial real estate - nonowner occupied	203	203	-	259	15
Agricultural	-	-	-	-	-
Residential real estate	1,481	1,524	-	1,808	74
HELOC	17	17		19	1
Consumer	17	17	-	20	1
With a specific allowance recorded:
Commercial & industrial	-	-	-	-	-
Commercial real estate - owner occupied	-	-	-	-	-
Commercial real estate - nonowner occupied	-	-	-	-	-
Agricultural	-	-	-	-	-
Residential real estate	526	526	45	538	19
HELOC	-	-	-	-	-
Consumer	-	-	-	-	-
Totals:
Commercial & industrial	$784	$1,154	$-	$1,432	$76
Commercial real estate - owner occupied	$-	$-	$-	$-	$-
Commercial real estate - nonowner occupied	$203	$203	$-	$259	$15
Agricultural	$-	$-	$-	$-	$-
Residential real estate	$2,007	$2,050	$45	$2,346	$93
HELOC	$17	$17	$-	$19	$1
Consumer	$17	$17	$-	$20	$1

Three Months Ended September 30, 2019 ($ in thousands)	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial & industrial	$1,202	$22
Commercial real estate - owner occupied	-	-
Commercial real estate - nonowner occupied	259	5
Agricultural	-	-
Residential real estate	1,793	24
HELOC	17	-
Consumer	18	-
With a specific allowance recorded:
Commercial & industrial	-	-
Commercial real estate - owner occupied	-	-
Commercial real estate - nonowner occupied	-	-
Agricultural	-	-
Residential real estate	533	6
HELOC	-	-
Consumer	-	-
Totals:
Commercial & industrial	$1,202	$22
Commercial real estate - owner occupied	$-	$-
Commercial real estate - nonowner occupied	$259	$5
Agricultural	$-	$-
Residential real estate	$2,326	$30
HELOC	$17	$-
Consumer	$18	$-

Twelve Months Ended December 31, 2018 ($ in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial & industrial	$575	$802	$-	$370	$21
Commercial real estate - owner occupied	-	-	-	-	-
Commercial real estate - nonowner occupied	283	283	-	336	21
Agricultural	-	-	-	-	-
Residential real estate	1,249	1,292	-	1,995	91
HELOC	20	20	-	21	1
Consumer	93	93	-	104	7
With a specific allowance recorded:
Commercial & industrial	125	125	61	127	21
Commercial real estate - owner occupied	-	-	-	-	-
Commercial real estate - nonowner occupied	-	-	-	-	-
Agricultural	-	-	-	-	-
Residential real estate	862	888	73	426	20
HELOC	-	-	-	-	-
Consumer	77	77	4	91	6
Totals:
Commercial & industrial	$700	$927	$61	$497	$42
Commercial real estate - owner occupied	$-	$-	$-	$-	$-
Commercial real estate - nonowner occupied	$283	$283	$-	$336	$21
Agricultural	$-	$-	$-	$-	$-
Residential real estate	$2,111	$2,180	$73	$2,421	$111
HELOC	$20	$20	$-	$21	$1
Consumer	$170	$170	$4	$195	$13

	Nine Months Ended		Three Months Ended
September 30, 2018 ($ in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial & industrial	$777	$19	$763	$(9)
Commercial real estate - owner occupied	-	-	-	-
Commercial real estate - nonowner occupied	336	17	336	5
Agricultural	-	-	-	-
Residential real estate	1,745	57	1,733	16
HELOC	-	-	-	-
Consumer	106	5	102	2
With a specific allowance recorded:
Commercial & industrial	-	-	-	-
Commercial real estate - owner occupied	-	-	-	-
Commercial real estate - nonowner occupied	-	-	-	-
Agricultural	-	-	-	-
Residential real estate	428	15	424	5
HELOC	-	-	-	-
Consumer	92	4	90	1
Totals:
Commercial & industrial	$777	$19	$763	$(9)
Commercial real estate - owner occupied	$-	$-	$-	$-
Commercial real estate - nonowner occupied	$336	$17	$336	$5
Agricultural	$-	$-	$-	$-
Residential real estate	$2,173	$72	$2,157	$21
HELOC	$-	$-	$-	$-
Consumer	$198	$9	$192	$3

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

During the three months ended September 30, 2019, the Company had no new TDR activity.

The following table represents new TDR activity for the nine months ended September 30, 2019:

($ in thousands)	Number of Loans	Pre- Modification Recorded Balance	Post Modification Recorded Balance

Commercial & industrial	3	$763	$763

Total Modifications	3	$763	$763

	Interest			Total
	Only	Term	Combination	Modification

Commercial & industrial	$150	$613	$-	$763

Total Modifications	$150	$613	$-	$763

During the three and nine months ended September 30, 2018, the Company had no new TDR activity.

There were no TDR’s modified during the past twelve months that have subsequently defaulted.

NOTE 5 – MORTGAGE SERVICING RIGHTS

Mortgage loans serviced for others are not included in the accompanying balance sheets. The unpaid principal balance of mortgage loans serviced for others approximated $1.2 billion at September 30, 2019 and $1.1 billion at December 31, 2018. Contractually specified servicing fees of approximately $2.1 million and $2.0 million were included in mortgage loan servicing fees in the income statement for the nine months ended September 30, 2019 and 2018, respectively.

The following table summarizes mortgage servicing rights capitalized and related amortization, along with activity in the related valuation allowance:

($ in thousands)	2019	2018

Carrying amount, January 1	$11,365	$9,907
Mortgage servicing rights capitalized during the year	1,895	2,288
Mortgage servicing rights amortization during the year	(1,415)	(931)
Net change in valuation allowance	(1,398)	8
Carrying amount, September 30	$10,447	$11,272

Valuation allowance:
January 1	$212	$151
Increase (reduction)	1,398	(8)

September 30	$1,610	$143

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

Non-designated Hedges

The Company does not use derivatives for trading or speculative purposes. Derivatives not designated as hedges are not speculative and result from a service the Company provides to certain customers. The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. Those interest rate swaps are simultaneously offset by interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. As of September 30, 2019 and December 31, 2018, the notional amount of customer-facing swaps was approximately $77.6 million and $49.9 million, respectively. The same amounts were offset with third party counterparties, as described above.

The Company has minimum collateral posting thresholds with its derivative counterparties. As of September 30, 2019, the Company had $4.6 million of cash posted as collateral with correspondents. The Company had no cash posted as collateral with correspondents as of December 31, 2018.

The table below presents the fair value of the Company’s derivative financial instruments, as well as their classification on the Balance Sheet, as of September 30, 2019 and December 31, 2018.

	Asset Derivatives		Liability Derivatives
	September 30, 2019		September 30, 2019
	Balance Sheet	Fair	Balance Sheet	Fair
($ in thousands)	Location	Value	Location	Value
Derivatives not designated as hedging instruments:
Interest rate contracts	Other Assets	$4,233	Other Liabilities	$4,233

	Asset Derivatives		Liability Derivatives
	December 31, 2018		December 31, 2018
	Balance Sheet	Fair	Balance Sheet	Fair
($ in thousands)	Location	Value	Location	Value
Derivatives not designated as hedging instruments:
Interest rate contracts	Other Assets	$687	Other Liabilities	$687

The Company’s derivative financial instruments had no net effect on the condensed consolidated income statements for the nine months ended September 30, 2019 and 2018.

Securities Sold Under Repurchase Agreements

State Bank has retail repurchase agreements to facilitate cash management transactions with commercial customers. These obligations are secured by agency and mortgage-backed securities and such collateral is held by the Federal Home Loan Bank. The agreements mature within one month. As of September 30, 2019, these repurchase agreements were secured by agency securities and mortgage-backed securities with corresponding liabilities of $4.6 million and $13.3 million, respectively. These securities have various maturity dates beyond 2022.

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

The following table presents the fair value measurements of assets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2019 and December 31, 2018.

Fair Value Measurements Using:

($ in thousands) Available for Sale Securities:	September 30, 2019	(Level 1)	(Level 2)	(Level 3)

U.S. Treasury and Government Agencies	$12,264	$-	$12,264	$-
Mortgage-backed securities	54,922	-	54,922	-
State and political subdivisions	9,843	-	9,843	-
Interest rate contracts - assets	4,233	-	4,233	-
Interest rate contracts - liabilities	(4,233)	-	(4,233)	-

Fair Value Measurements Using:

($ in thousands) Available for Sale Securities:	December 31, 2018	(Level 1)	(Level 2)	(Level 3)

U.S. Treasury and Government Agencies	$18,670	$-	$18,670	$-
Mortgage-backed securities	60,943	-	60,943	-
State and political subdivisions	11,356	-	11,356	-
Interest rate contracts - assets	687	-	687	-
Interest rate contracts - liabilities	(687)	-	(687)	-

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

Collateral-dependent Impaired Loans, NET of ALLL

Loans for which it is probable the Company will not collect all principal and interest due according to contractual terms are measured for impairment. The estimated fair value of collateral-dependent impaired loans is based on the appraised value of the collateral, less estimated cost to sell. Collateral-dependent impaired loans are classified within Level 3 of the fair value hierarchy. This method requires obtaining an independent appraisal of the collateral, which is reviewed for accuracy and consistency by Credit Administration. These appraisers are selected from the list of approved appraisers maintained by management. The appraised values are reduced by applying a discount factor to the value based on the Company’s loan review policy. All impaired loans held by the Company were collateral dependent at September 30, 2019 and December 31, 2018.

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

	Fair Values at
($ in thousands) Description	September 30, 2019	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$530	$-	$-	$530
Mortgage Servicing Rights	5,311	-	-	5,311

	Fair Values at
($ in thousands) Description	December 31, 2018	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$1,027	$-	$-	$1,027
Mortgage Servicing Rights	3,191	-	-	3,191

Level 1 - Quoted Prices in Active Markets for Identical Assets

Level 2 - Significant Other Observable Inputs

Level 3 - Significant Unobservable Inputs

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements.

	Fair Values at			Range
($ in thousands)	September 30, 2019	Valuation Technique	Unobservable Inputs	(weighted- average)

Collateral-dependent impaired loans	$530	Market comparable properties	Comparability adjustments (%)	10 - 35% (16%)

Mortgage servicing rights	5,311	Discounted cash flow	Discount Rate	9.18%
			Constant prepayment rate	11.64%
			P&I earnings credit	1.85%
			T&I earnings credit	2.11%
			Inflation for cost of servicing	1.50%

	Fair Values at			Range
($ in thousands)	December 31, 2018	Valuation Technique	Unobservable Inputs	(weighted- average)

Collateral-dependent impaired loans	$1,027	Market comparable properties	Comparability adjustments (%)	20 - 35% (29%)

Mortgage servicing rights	3,191	Discounted cash flow	Discount Rate	10.30%
			Constant prepayment rate	7.02%
			P&I earnings credit	2.51%
			T&I earnings credit	3.02%
			Inflation for cost of servicing	1.50%

There were no changes in the inputs or methodologies used to determine fair value at September 30, 2019 as compared to December 31, 2018.

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

Loans

The estimated fair value of loans as of September 30, 2019 follows the guidance in ASU 2016-01, which prescribes an “exit price” approach in estimating and disclosing fair value of financial instruments. The fair value calculation at that date discounted estimated future cash flows using rates that incorporated discounts for credit, liquidity, and marketability factors. The fair value estimate shown as of December 31, 2018 used an “entry price” approach. The fair value calculation for that date discounted estimated future cash flows using current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. Consequently, the fair value disclosures for September 30, 2019 and December 31, 2018 are not directly comparable.

Deposits, FHLB advances & Repurchase agreements

Deposits include demand deposits, savings accounts, and certain money market deposits. The carrying amount approximates the fair value. The estimated fair value for fixed-maturity time deposits, as well as borrowings, is based on estimates of the rate State Bank could pay on similar instruments with similar terms and maturities at September 30, 2019 and December 31, 2018.

Loan Commitments

The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. The estimated fair values for other financial instruments and off-balance-sheet loan commitments approximate cost at September 30, 2019 and December 31, 2018 and are not considered significant to this presentation.

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

	September 30, 2019
	Carrying	Fair	Fair Value Measurements Using
	Amount	value	(Level 1)	(Level 2)	(Level 3)
($ in thousands)
Financial assets
Cash and due from banks	$49,824	$49,824	$49,824	$-	$-
Loans held for sale	13,655	13,858	-	13,858	-
Loans, net of allowance for loan losses	814,875	810,885	-	-	810,885
Federal Reserve and FHLB Bank stock, at cost	4,648	4,648	-	4,648	-
Interest receivable	3,176	3,176	-	3,176	-

Financial liabilities
Deposits	$847,954	$848,359	$579,816	$268,543	$-
Repurchase agreements	14,659	14,659	-	14,659	-
FHLB advances	16,000	16,191	-	16,191	-
Trust preferred securities	10,310	10,043	-	10,043	-
Interest payable	1,391	1,391	-	1,391	-

	December 31, 2018
	Carrying	Fair	Fair Value Measurements Using
	Amount	value	(Level 1)	(Level 2)	(Level 3)
($ in thousands)
Financial assets
Cash and due from banks	$48,363	$48,363	$48,363	$-	$-
Loans held for sale	4,445	4,589	-	4,589	-
Loans, net of allowance for loan losses	763,716	757,469	-	-	757,469
Federal Reserve and FHLB Bank stock, at cost	4,123	4,123	-	4,123	-
Interest receivable	2,822	2,822	-	2,822	-

Financial liabilities
Deposits	$802,552	$799,726	$561,090	$238,636	$-
Repurchase agreements	15,184	15,184	-	15,184	-
FHLB advances	16,000	15,848	-	15,848	-
Trust preferred securities	10,310	10,233	-	10,233	-
Interest payable	909	909	-	909	-

NOTE 8 – SHARE BASED COMPENSATION

In April 2017, the Company’s shareholders approved a new share-based incentive compensation plan, the SB Financial Group, Inc. 2017 Stock Incentive Plan (the “2017 Plan”), which replaced the Company’s 2008 Stock Incentive Plan (the “2008 Plan”). The 2017 Plan permits the Company to grant or award incentive stock options, nonqualified stock options, stock appreciation rights (“SAR’s”), restricted stock, and restricted stock units (“RSU’s”) to employees and directors of the Company and its subsidiaries. A total of 500,000 common shares of the Company are available for grants or awards under the 2017 Plan, of which 45,858 shares had been granted under the plan as of September 30, 2019.

The 2008 Plan, which was approved by the Company’s shareholders in April 2008, permitted the grant or award of incentive stock options, nonqualified stock options, stock appreciation rights (“SARs”), and restricted stock for up to 250,000 common shares of the Company. While awards granted under the 2008 plan remain outstanding, no further awards can be granted under the 2008 Plan after April 2018.

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

Stock option awards are granted with an exercise price equal to the market price of the Company’s stock at the date of grant and those option awards vest based on 5 years of continuous service and have 10-year contractual terms. The fair value of each option award was estimated on the date of grant using the Black-Scholes valuation model. No options were granted in the first nine months of 2019.

A summary of stock option activity under the Company’s plans as of September 30, 2019 and changes during the quarter then ended, is presented below:

($ in thousands - except per share data)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Term	Aggregate Intrinsic Value

Outstanding, December 31, 2018	64,000	$6.99
Granted	-	-
Exercised	(6,500)	7.11
Forfeited	-	-
Expired	-	-

Outstanding, September 30, 2019	57,500	$6.98	0.38	$560

Exercisable, September 30, 2019	57,500	$6.98	0.38	$560

All stock options included in the table above were granted under the 2008 Plan. During 2019, the 6,500 option shares exercised had a total intrinsic value of $0.07 million and the cash received from these exercised options was $0.05 million. The tax benefit from these transactions was immaterial. As of September 30, 2019, there was no unrecognized compensation cost related to stock option awards granted under the 2008 Plan.

On February 5, 2013, the Company adopted a Long Term Incentive (LTI) Plan. The Plan awards restricted stock in the Company to certain key executives under the 2008 and 2017 Plans. These restricted stock awards vest over a four-year period and are intended to assist the Company in retention of key executives. During 2018, the Company met certain performance targets and restricted stock awards were approved and issued in February of 2019. The compensation cost charged against income for the LTI Plan was $0.35 million, with a total income tax benefit recognized in the income statement of $0.07 million.

As of September 30, 2019, there was $0.61 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements related to the restricted stock awards under the 2008 and 2017 Plans which were granted in accordance with the LTI plan. That cost is expected to be recognized over a weighted-average period of 2.5 years.

A summary of restricted stock activity under the Company’s plans as of September 30, 2019 and changes during the quarter then ended, is presented below:

	Shares	Weighted- Average Value per Share

Nonvested, December 31, 2018	46,894	$16.31

Granted	27,590	18.06
Vested	(25,010)	16.05
Forfeited	(4,121)	17.68

Nonvested, September 30, 2019	45,353	$17.40

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

NOTE 10 – GENERAL LITIGATION

The Company is subject to claims and lawsuits that arise primarily in the ordinary course of business. Additionally, the Company is subject to periodic examinations by various regulatory agencies. It is the opinion of management that the disposition or ultimate resolution of any such claims, lawsuits and examinations pending at September 30, 2019, will not have a material adverse effect on the consolidated financial position, results of operations and cash flow of the Company.

NOTE 11 – GOODWILL

On March 15, 2019, the Company purchased all of the assets of a Title Agency through a newly-formed, wholly-owned subsidiary, SBFG Title, LLC. This acquisition resulted in approximately $1.4 million in goodwill.

A summary of the activity in goodwill is presented below:

($ in thousands)	Carrying Amount

Balance, December 31, 2018	$16,353
Acquired goodwill	1,439

Balance, September 30, 2019	$17,792

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

Overview of SB Financial

SB Financial Group, Inc. (“SB Financial”) is an Ohio corporation and a financial holding company registered with the Federal Reserve Board. SB Financial’s wholly-owned subsidiary, The State Bank and Trust Company (“State Bank”), is an Ohio-chartered bank engaged in commercial banking.

Rurban Statutory Trust II (“RST II”) was established in August 2005. In September 2005, RST II completed a pooled private offering of 10,000 Trust Preferred Securities with a liquidation amount of $1,000 per security. The proceeds of the offering were loaned to SB Financial in exchange for junior subordinated debentures of SB Financial with terms substantially similar to the Trust Preferred Securities. The sole assets of RST II are the junior subordinated debentures, and the back-up obligations, in the aggregate, constitute a full and unconditional guarantee by SB Financial of the obligations of RST II.

RFCBC, Inc. (“RFCBC”) is an Ohio corporation and wholly-owned subsidiary of SB Financial that was incorporated in August 2004. RFCBC operates as a loan subsidiary in servicing and working out problem loans.

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

Rurbanc Data Services, Inc. dba RDSI Banking Systems (“RDSI”) was sold in January 2018 and formerly provided item processing services to community banks and businesses

Unless the context indicates otherwise, all references herein to “we”, “us”, “our”, or the “Company” refer to SB Financial and its consolidated subsidiaries.

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

Three Months Ended September 30, 2019 compared to Three Months Ended September 30, 2018

Net Income: Net income for the third quarter of 2019 was $3.8 million compared to net income of $3.1 million for the third quarter of 2018, an increase of 20.7 percent. Earnings per diluted share (EPS) of $0.48 were up 23.1 percent from EPS of $0.39 for the third quarter of 2018.

Provision for Loan Losses: The third quarter provision for loan losses was $0.3 million compared to $0.0 million for the year-ago quarter. Net charge-offs for the quarter were $0.11 million compared to $0.01 million for the year-ago quarter. Total delinquent loans ended the quarter at $2.0 million, or 0.24 percent of total loans, which is up $0.1 million from the prior year.

Asset Quality Review – For the Period Ended ($ in thousands)	September 30, 2019	September 30, 2018
Net charge-offs – QTD/YTD	$114/ $175	$5/ $41
Nonaccruing loans	3,275	2,381
Accruing Trouble Debt Restructures	825	940
Nonaccruing and restructured loans	4,100	3,321
OREO / OAO	489	105
Nonperforming assets	4,589	3,426
Nonperforming assets/Total assets	0.44%	0.35%
Allowance for loan losses/Total loans	1.03%	1.10%
Allowance for loan losses/Nonperforming loans	207.1%	255.6%

Consolidated Revenue: Total revenue, consisting of net interest income and noninterest income, was $14.4 million for the third quarter of 2019, an increase of $1.7 million, or 13.3 percent, from the $12.7 million generated during the third quarter of 2018.

Net interest income was $9.1 million, which was up $0.6 million from the prior year third quarter’s $8.5 million. The Company’s earning assets increased $62.9 million, coupled with a 24 basis point increase in the yield on earning assets. The net interest margin (FTE) for the third quarter of 2019 was 3.93 percent compared to 3.96 percent for the third quarter of 2018. Funding costs for interest bearing liabilities for the third quarter of 2019 were 1.33 percent compared to 1.00 percent for the prior year third quarter.

Noninterest income was $5.4 million for the third quarter of 2019, which was up $1.2 million from the prior year third quarter’s $4.2 million. In addition to the mortgage revenue detailed below, gains from the sale of non-mortgage loans was $0.5 million, wealth management revenue was $0.8 million and revenue from our title agency was $0.4 million. Noninterest income as a percentage of average assets for the third quarter of 2019 was 2.06 percent compared to 1.75 percent for the prior year third quarter.

The Company originated $157.9 million of mortgage loans for the third quarter of 2019, of which $125.4 million was sold with the remainder in loans held for investment. This compares to $95.3 million for the third quarter of 2018, of which $80.6 million was sold with the remainder in loans held for investment. These third quarter 2019 originations and subsequent sales resulted in $2.5 million of gains, up $0.4 million from the gains for the third quarter of 2018. Net mortgage banking revenue was $2.5 million for the third quarter of 2019 compared to $2.3 million for the third quarter of 2018.

Consolidated Noninterest Expense: Noninterest expense for the third quarter of 2019 was $9.5 million, which was up $0.7 million compared to $8.8 million in the prior-year third quarter. The third quarter of 2019 included higher commission on mortgage sales of $0.4 million and title agency expense of $0.3 million.

Income Taxes: Income taxes for the third quarter of 2019 were $0.9 million (effective rate 18.6 percent) compared to $0.8 million (effective rate 20.9 percent) for the third quarter of 2018.

Nine Months Ended September 30, 2019 compared to Nine Months Ended September 30, 2018

Net Income: Net income for the first nine months of 2019 was $8.6 million compared to net income of $8.7 million for the first nine months of 2018, a decrease of $0.1 million, or 0.7 percent. Earnings per diluted share (EPS) for the period of $1.08 were down 5.3 percent from EPS of $1.14 for the prior year nine-month period. During the first nine months of 2019, the Company booked a temporary impairment to mortgage servicing rights of $1.1 million after-tax.

Provision for Loan Losses: The provision for loan losses for the first nine months of 2019 was $0.5 million compared to $0.6 million for the prior year first nine months. Net charge offs for the period were $0.2 million compared to net charge offs of $0.04 million for the prior year nine month period.

Consolidated Revenue: Total revenue, consisting of net interest income and noninterest income, was $38.3 million for the first nine months of 2019, an increase of $1.0 million, or 2.5 percent, from the $37.3 million generated during the 2018 first nine months.

Net interest income was $26.2 million, which was up $1.6 million or 6.4 percent from net interest income of $24.6 million for the prior year first nine months. The Company’s earning assets increased $74.4 million, and had a 26 basis point increase in the yield on earning assets for the first nine months of 2019. The net interest margin (FTE) for the first nine months of 2019 was 3.87 percent compared to 3.96 percent for the first nine months of 2018. Funding cost for interest bearing liabilities for the first nine months of 2019 were 1.27 percent compared to 0.84 percent for the prior year first nine months.

Noninterest income was $12.1 million for the 2019 first nine months, which was down $0.6 million or 5.0 percent from noninterest income of $12.7 million for the prior year first nine months. In addition to the mortgage revenue detailed below, gains from the sale of non-mortgage loans was $1.0 million, compared to $0.9 million for the same period in 2018. For the first nine months, the Company had a temporary mortgage servicing rights impairment of $1.4 million.

State Bank originated $307.8 million of mortgage loans during the first nine months of 2019, of which $239.9 million of loans were sold with the remainder of loans held for investment. These levels were down 17.0 percent and 19.8 percent, respectively, as compared to the prior year first nine months.

Consolidated Noninterest Expense: Noninterest expense for the first nine months of 2019 was $27.2 million, which was up $1.2 million compared to $26.0 million in the prior year first nine months. The increase in noninterest expenses compared to the prior year was primarily due to title agency expenses of $0.6 million, and professional fees of $0.3 million.

Income Taxes: Income taxes for the first nine months of 2019 were $1.9 million (effective rate 18.4 percent) compared to $2.1 million (effective rate 19.3 percent) for the first nine months of 2018.

Changes in Financial Condition

Total assets at September 30, 2019 were $1,042.8 million, an increase of $55.9 million or 5.7 percent since 2018 year end. Total loans, net of unearned income, were $823.4 million as of September 30, 2019, up $51.5 million from year-end, an increase of 6.7 percent.

Total deposits at September 30, 2019 were $848.0 million, an increase of $45.4 million or 5.7 percent since 2018 year end. Borrowed funds (consisting of FHLB advances, and REPOs) totaled $30.7 million at September 30, 2019. This is down from year-end when borrowed funds totaled $31.2 million due to a decrease in REPOs. Total equity for the Company of $134.2 million now stands at 12.9 percent of total assets compared to the December 31, 2018 level of $130.4 million and 13.2 percent of total assets.

The allowance for loan loss of $8.5 million was up $0.3 million from the 2018 year end level. The allowance to loan loss is 1.03 percent of total loans, which is considered appropriate by management given the risk profile of the portfolio.

Capital Resources

As of September 30, 2019, based on the computations for the FFIEC 041 Consolidated Reports of Condition and Income filed by State Bank with the Federal Reserve, State Bank was classified as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, State Bank must maintain capital ratios as set forth in the table below. There are no conditions or events since September 30, 2019 that management believes have changed State Bank’s capital classification.

State Bank’s actual capital levels and ratios as of September 30, 2019 and December 31, 2018 are presented in the following table. Capital levels are presented for State Bank only as the Company is exempt from quarterly reporting on capital levels at the holding company level:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Procedures
($ in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2019
Tier I Capital to average assets	$113,532	11.10%	$40,914	4.0%	$51,143	5.0%
Tier I Common equity capital to risk-weighted assets	113,532	12.07%	42,313	4.5%	61,118	6.5%

Tier I Capital to risk-weighted assets	113,532	12.07%	56,417	6.0%	75,222	8.0%
Total Risk-based capital to risk-weighted assets	122,024	12.98%	75,222	8.0%	94,028	10.0%

As of December 31, 2018
Tier I Capital to average assets	$110,022	11.23%	$39,183	4.0%	$48,979	5.0%
Tier I Common equity capital to risk-weighted assets	110,022	12.57%	39,386	4.5%	56,890	6.5%

Tier I Capital to risk-weighted assets	110,022	12.57%	52,514	6.0%	70,019	8.0%
Total Risk-based capital to risk-weighted assets	118,189	13.50%	70,019	8.0%	87,524	10.0%

Effective January 1, 2015, new regulatory capital requirements commonly referred to as “Basel III” were implemented and are reflected in the September 30, 2019 capital table above. Management opted out of the accumulated other comprehensive income treatment under the new requirements and as such unrealized gains and losses from available-for-sale securities will continue to be excluded from State Bank’s regulatory capital.

LIQUIDITY

Liquidity relates primarily to the Company’s ability to fund loan demand, meet deposit customers’ withdrawal requirements and provide for operating expenses. Assets used to satisfy these needs consist of cash and due from banks, federal funds sold, interest-earning deposits in other financial institutions, securities available-for-sale and loans held for sale. These assets are commonly referred to as liquid assets. Liquid assets were $140.5 million at September 30, 2019, compared to $143.8 million at December 31, 2018.

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

The Company’s commercial real estate, first mortgage residential, agricultural and multi-family mortgage portfolio of $615.3 million at September 30, 2019 and $579.9 million at December 31, 2018, which can and has been used to collateralize borrowings, is an additional source of liquidity. Management believes the Company’s current liquidity level, without these borrowings, is sufficient to meet its liquidity needs. At September 30, 2019, all eligible commercial real estate, first mortgage residential and multi-family mortgage loans were pledged under an FHLB blanket lien.

The cash flow statements for the periods presented provide an indication of the Company’s sources and uses of cash, as well as an indication of the ability of the Company to maintain an adequate level of liquidity. A discussion of the cash flow statements for the nine months ended September 30, 2019 and 2018 follows.

The Company experienced positive cash flows from operating activities for the nine months ended September 30, 2019 and September 30, 2018. Net cash provided by operating activities was $3.7 million for the nine months ended September 30, 2019 and $6.9 million for the nine months ended September 30, 2018. Highlights for the current year include $244.7 million in proceeds from the sale of loans, which is up $44.4 million from the prior year. Originations of loans held for sale was a use of cash of $249.1 million, which is up from the prior year, by $48.7 million. For the nine months ended September 30, 2019, there was a gain on sale of loans of $6.4 million, and depreciation and amortization of $1.4 million.

The Company experienced negative cash flows from investing activities for the nine months ended September 30, 2019 and September 30, 2018. Net cash flows used in investing activities was $40.5 million for the nine months ended September 30, 2019 and $80.0 million for the nine months ended September 30, 2018. Highlights for the nine months ended September 30, 2019 include $8.8 million in purchases of available-for-sale securities, which is down $7.4 million from the prior year. These cash payments were offset by $24.6 million in proceeds from maturities and sales of securities, which is up $11.9 million from the prior nine-month period. The Company experienced a $51.2 million increase in loans, which is down $23.9 million from the prior year nine-month period.

The Company experienced positive cash flows from financing activities for the nine months ended September 30, 2019 and September 30, 2018. Net cash flow provided by financing activities was $38.3 million for the nine months ended September 30, 2019 and $92.0 million for the nine months ended September 30, 2018. Highlights for the current period include a $18.7 million increase in transaction deposits for the nine months ended September 30, 2019, which is down from the $19.6 million increase in transaction deposits for the nine months ended September 30, 2018. Certificates of deposit increased by $26.7 million in the current year compared to an increase of $21.6 million for the prior year.

ALCO uses an economic value of equity (“EVE”) analysis to measure risk in the balance sheet incorporating all cash flows over the estimated remaining life of all balance sheet positions. The EVE analysis calculates the net present value of the Company’s assets and liabilities in rate shock environments that range from -400 basis points to +400 basis points. The likelihood of a significant decrease in rates as of September 30, 2019 and December 31, 2018 was considered unlikely given the current interest rate environment and therefore, only the minus 100 and 200 basis point rate change was included in this analysis. The results of this analysis are reflected in the following tables for September 30, 2019 and December 31, 2018.

Economic Value of Equity
September 30, 2019
($ in thousands)

Change in rates	$ Amount	$ Change	% Change
+400 basis points	$214,308	$30,758	16.76%
+300 basis points	208,699	25,149	13.70%
+200 basis points	201,937	18,387	10.02%
+100 basis points	193,904	10,354	5.64%
Base Case	183,550	-	-
-100 basis points	169,582	(13,968)	-7.61%
-200 basis points	146,650	(36,900)	-20.10%

Economic Value of Equity
December 31, 2018
($ in thousands)

Change in rates	$ Amount	$ Change	% Change
+400 basis points	$213,477	$19,568	10.09%
+300 basis points	210,068	16,158	8.33%
+200 basis points	205,673	11,763	6.07%
+100 basis points	200,400	6,490	3.35%
Base Case	193,910	-	-
-100 basis points	184,172	(9,738)	-5.02%
-200 basis points	170,293	(23,617)	-12.18%

Off-Balance-Sheet Borrowing Arrangements:

Significant additional off-balance-sheet liquidity is available in the form of FHLB advances and unused federal funds lines from correspondent banks. Management expects the risk of changes in off-balance-sheet arrangements to be immaterial to earnings.

The Company’s commercial real estate, first mortgage residential, agricultural and multi-family mortgage portfolios in the total amount of $615.3 million were pledged to meet FHLB collateralization requirements as of September 30, 2019. Based on the current collateralization requirements of the FHLB, the Company had approximately $106.6 million of additional borrowing capacity at September 30, 2019. The Company also had $17.3 million in unpledged securities to pledge for additional borrowings.

The Company’s contractual obligations as of September 30, 2019 were comprised of long-term debt obligations, other debt obligations, operating lease obligations and other long-term liabilities. Long-term debt obligations were comprised of FHLB Advances of $16.0 million and Trust Preferred Securities of $10.3 million. Total time deposits at September 30, 2019 were $268.1 million, of which $112.1 million mature beyond one year.

In addition, as of September 30, 2019, the Company had commitments to sell mortgage loans totaling $58.1 million. The Company believes that it has adequate resources to fund commitments as they arise and that it can adjust the rate on savings certificates to retain deposits in changing interest rate environments. If the Company requires funds beyond its internal funding capabilities, advances from the FHLB of Cincinnati and other financial institutions are available.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended September 30, 2019, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The table below sets forth information regarding common shares repurchased by the Company during the quarter ended September 30, 2019. The Company announced on June 21, 2019, a share repurchase program authorizing the repurchase of up to 400,000 common shares of the Company.

Period	(a) Total Number of Shares Purchased	(b) Weighted Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
07/01/19 - 07/31/19	106,453	$16.44	106,453	291,875
08/01/19 - 08/31/19	38,257	16.19	38,257	253,618
09/01/19 - 09/30/19	27,938	16.19	27,938	225,680
Total	172,648	$16.34	172,648	225,680

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

SB FINANCIAL GROUP, INC.

Date: November 7, 2019	By:	/s/ Mark A. Klein
Mark A. Klein
Chairman, President & CEO

By:	/s/ Anthony V. Cosentino
Anthony V. Cosentino
Executive Vice President &
Chief Financial Officer