Form 10-K
period 2019-12-31
SB FINANCIAL GROUP, INC.
filed 2020-03-06
CIK 767405

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________

Commission File Number 001-36785

SB FINANCIAL GROUP, INC.

(Exact name of Registrant as specified in its charter)

Ohio	34-1395608
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

401 Clinton Street, Defiance, Ohio	43512
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (419) 783-8950

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which
Common Shares, No Par Value	SBFG	The NASDAQ Stock Market, LLC (NASDAQ Capital Market)

Securities registered pursuant to Section 12(g) of the Act:

Not Applicable

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐  No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.

☐ Large accelerated filer	☒ Accelerated filer
☐ Non-accelerated filer	☒ Smaller reporting company
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

The aggregate market value of the common shares of the registrant held by non-affiliates computed by reference to the price at which the common shares were last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $106.2 million.

The number of common shares of the registrant outstanding at February 28, 2020 was 7,810,984.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for its Annual Meeting of Shareholders to be held on April 15, 2020 are incorporated by reference into Part III of this Annual Report on Form 10-K.

SB FINANCIAL GROUP, INC.

2019 ANNUAL REPORT ON FORM 10-K

i

PART I

Item 1. Business.

Certain statements contained in this Annual Report on Form 10-K which are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. See “Cautionary Statement Regarding Forward-Looking Information” under Item 1A. Risk Factors on page 18 of this Annual Report on Form 10-K.

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

State Bank and Trust Company

The State Bank and Trust Company (“State Bank”) is an Ohio state-chartered bank and wholly owned subsidiary of the Company. State Bank offers a full range of commercial banking services, including checking accounts, savings accounts, money market accounts and time certificates of deposit; automatic teller machines; commercial, consumer, agricultural and residential mortgage loans; personal and corporate trust services; commercial leasing; bank credit card services; safe deposit box rentals; internet banking; private client group services; and other personalized banking services. The trust and financial services division of State Bank offers various trust and financial services, including asset management services for individuals and corporate employee benefit plans, as well as brokerage services through Cetera Investment Services, an unaffiliated company. State Bank presently operates 19 banking centers, located within the Ohio counties of Allen, Defiance, Franklin, Fulton, Hancock, Lucas, Paulding, Wood and Williams, and one banking center located in Allen County, Indiana. State Bank also presently operates seven loan production offices, located in Cuyahoga, Franklin, Lucas and Seneca Counties, Ohio, Hamilton and Steuben County, Indiana and Monroe County, Michigan. At December 31, 2019, State Bank had 247 full-time equivalent employees.

SBFG Title, LLC

SBFG Title, LLC dba Peak Title Agency (“SBFG Title”) was formed as an Ohio limited liability company in March 2019 and purchased all of the assets and real estate of an Ohio-based title agency effective March 15, 2019. At December 31, 2019 SBFG Title, LLC had five full-time equivalent employees.

RFCBC

RFCBC, Inc. (“RFCBC”) is an Ohio corporation and wholly owned subsidiary of the Company that was incorporated in August 2004. RFCBC operates as a loan subsidiary in servicing and working out problem loans and is presently inactive. At December 31, 2019, RFCBC had no employees.

Rurbanc Data Services

Rurbanc Data Services, Inc. dba RDSI Banking Systems (“RDSI”) was formed in 1964 and became an Ohio corporation in June 1976. In September 2006, RDSI acquired Diverse Computer Marketers, Inc. (“DCM”), which was merged into RDSI effective December 31, 2007. Effective January 1, 2018, the Company completed the sale of the customer contracts and certain other assets of RDSI’s remaining check and statement processing business operated through the DCM division. As a result of the sale, RDSI is presently inactive and had no material operations or employees at December 31, 2019.

Rurban Mortgage Company

Rurban Mortgage Company (“RMC”) is an Ohio corporation and wholly owned subsidiary of State Bank. RMC is a mortgage company and is presently inactive. At December 31, 2019, RMC had no employees.

SBT Insurance

SBT Insurance, LLC (“SBI”) is an Ohio corporation and wholly owned subsidiary of State Bank. SBI is an insurance company that engages in the sale of insurance products to retail and commercial customers of State Bank. At December 31, 2019, SBI had no employees.

SB Captive

SB Captive, Inc. (“SB Captive”) is a Nevada corporation and wholly owned subsidiary of SB Financial Group, Inc. SB Captive is a self-insurance company that provides coverage to State Bank and SB Financial Group. The purpose of the Captive is to mitigate insurance risk by participating in a pool with other banks. At December 31, 2019 SB Captive, Inc. had no employees.

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

As a result of the Gramm-Leach-Bliley Act of 1999, also known as the Financial Services Modernization Act of 1999, which amended the Bank Holding Company Act, bank holding companies that are financial holding companies may engage in any activity, or acquire and retain the shares of a company engaged in any activity, that is either (1) financial in nature or incidental to such financial activity (as determined by the FRB in consultation with the Secretary of the Treasury), or (2) complementary to a financial activity, and that does not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally. Activities that are financial in nature include securities underwriting and dealing, insurance underwriting and making merchant banking investments. On January 2, 2019, the Company elected, and received approval from the FRB, to become a financial holding company.

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

The Federal Home Loan Bank (“FHLB”) provide credit to their members in the form of advances. As a member of the FHLB of Cincinnati, State Bank must maintain certain minimum investments in the capital stock of the FHLB of Cincinnati. State Bank was in compliance with these requirements at December 31, 2019.

Economic Growth, Regulatory Relief and Consumer Protection Act

The Regulatory Relief Act repealed or modified certain provisions of the Dodd-Frank Act and eased restrictions on all but the largest banks (those with consolidated assets in excess of $250 billion). Bank holding companies with consolidated assets of less than $100 billion, including the Company, are no longer subject to enhanced prudential standards. The Regulatory Relief Act also relieves bank holding companies and banks with consolidated assets of less than $100 billion, including the Company, from certain record-keeping, reporting and disclosure requirements. Certain other regulatory requirements applied only to banks with consolidated assets in excess of $50 billion and so did not apply to the Company even before the enactment of the Regulatory Relief Act.

Restrictions on Dividends

There can be no assurance as to the amount of dividends which may be declared in future periods with respect to the common shares of the Company, since such dividends are subject to the discretion of the Company’s Board of Directors, cash needs, general business conditions, dividends from the Company’s subsidiaries and applicable governmental regulations and policies.

The ability of the Company to obtain funds for the payment of dividends and for other cash requirements is largely dependent on the amount of dividends that may be declared by State Bank and the Company’s other subsidiaries. State Bank may not pay dividends to the Company if, after paying such dividends, it would fail to meet the required minimum levels under the risk-based capital guidelines and the minimum leverage ratio requirements. In addition, State Bank must obtain the approval of the FRB and the Ohio Division of Financial Institutions (“ODFI”) if a dividend in any year would cause the total dividends for that year to exceed the sum of the current year’s net profits and the retained net profits for the preceding two years, less required transfers to surplus. At December 31, 2019, State Bank had $29.8 million of excess earnings over the preceding three years.

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

Regulatory Capital

The risk-based capital guidelines adopted by the federal banking agencies are based on the “International Convergence of Capital Measurement and Capital Standard” (Basel I), published by the Basel Committee on Banking Supervision (the “Basel Committee”). In July 2013, the United States banking regulators issued new capital rules applicable to smaller banking organizations which also implement certain of the provisions of the Dodd-Frank Act (the “Basel III Capital Rules”). Community banking organizations, including the Company and State Bank, began transitioning to the new rules on January 1, 2015. The new minimum capital requirements became effective on January 1, 2015, whereas a new capital conservation buffer and deductions from common equity capital phased in from January 1, 2016 through January 1, 2019, and most deductions from common equity tier 1 capital phased in from January 1, 2015 through January 1, 2019.

The Basel III Capital Rules include (a) a minimum common equity tier 1 capital ratio of 4.5%, (b) a minimum Tier 1 capital ratio of 6.0%, (c) a minimum total capital ratio of 8.0%, and (d) a minimum leverage ratio of 4.0%.

Common equity for the common equity tier 1 capital ratio includes common stock (plus related surplus) and retained earnings, plus limited amounts of minority interests in the form of common stock, less the majority of certain regulatory deductions.

Tier 1 capital includes common equity as defined for the common equity tier 1 capital ratio, plus certain non-cumulative preferred stock and related surplus, cumulative preferred stock and related surplus, trust preferred securities that have been grandfathered (but which are not permitted going forward), and limited amounts of minority interests in the form of additional Tier 1 capital instruments, less certain deductions.

Tier 2 capital, which can be included in the total capital ratio, includes certain capital instruments (such as subordinated debt) and limited amounts of the allowance for loan and lease losses, subject to new eligibility criteria, less applicable deductions.

The deductions from common equity tier 1 capital include goodwill and other intangibles, certain deferred tax assets, mortgage-servicing assets above certain levels, gains on sale in connection with a securitization, investments in a banking organization’s own capital instruments and investments in the capital of unconsolidated financial institutions (above certain levels). The deductions phased in beginning in 2015 and were fully phased in as of January 1, 2019.

Under the guidelines, capital is compared to the relative risk related to the balance sheet. To derive the risk included in the balance sheet, one of several risk weights is applied to different balance sheet and off-balance sheet assets, primarily based on the relative credit risk of the counterparty. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

The new rules also place restrictions on the payment of capital distributions, including dividends, and certain discretionary bonus payments to executive officers if the banking organization does not hold a capital conservation buffer of greater than 2.5 percent composed of common equity tier 1 capital above its minimum risk-based capital requirements, or if its eligible retained income is negative in that quarter and its capital conservation buffer ratio was less than 2.5 percent at the beginning of the quarter. The capital conservation buffer began to phase in starting on January 1, 2016, at 0.625% of risk-weighted assets, and was increased by that amount each year until fully phased in effective January 1, 2019, at 2.5%.

In September 2019, the FRB, along with other federal bank regulatory agencies, issued a final rule, effective January 1, 2020, that gives community banks, including the Company, the option to calculate a simple leverage ratio to measure capital adequacy if the community banks meet certain requirements. Under the rule, a community bank is eligible to elect the Community Bank Leverage Ratio (“CBLR”) framework if it has less than $10 billion in total consolidated assets, limited amounts of certain assets and off-balance sheet exposures, and a leverage ratio greater than 9.0%. Qualifying institutions that elect to use the CBLR framework and that maintain a leverage ratio of greater than 9.0% will be considered to have satisfied the risk-based and leverage capital requirements in the regulatory agencies’ generally applicable capital rules and to have met the well-capitalized ratio requirements. It is the Company’s intent to opt out of the simplified framework and continue to follow existing capital rules.

In December 2018, the federal banking agencies issued a final rule to address regulatory capital treatment of credit loss allowances under the current expected credit loss (“CECL”) model (accounting standard). The rule revises the federal banking agencies’ regulatory capital rules to identify which credit loss allowances under the CECL model are eligible for inclusion in regulatory capital and to provide banking organizations the option to phase in over three years the day-one adverse effects on regulatory capital that may result from the adoption of the CECL model. The Company currently anticipates recording a one-time cumulative effect adjustment upon adoption, and does not anticipate utilizing the three year phase in. The Company expects to maintain risk-based capital ratios in excess of “well-capitalized” after the impact of the one-time cumulative effect adjustment.

At December 31, 2019, State Bank was in compliance with all of the regulatory capital requirements to which it was subject. For State Bank’s capital ratios, see Note 15 to the Consolidated Financial Statements under Item of 8 of this report (the “Consolidated Financial Statements”).

The FRB has adopted regulations governing prompt corrective action to resolve the problems of capital deficient and otherwise troubled state-chartered member banks. At each successively lower defined capital category, a bank is subject to more restrictive and numerous mandatory or discretionary regulatory actions or limits, and the FRB has less flexibility in determining how to resolve the problems of the institution. In addition, the FRB generally can downgrade a bank’s capital category, notwithstanding its capital level, if, after notice and opportunity for hearings, the bank is deemed to be engaged in an unsafe or unsound practice, because it has not corrected deficiencies that resulted in it receiving a less than satisfactory examination rating on matters other than capital or it is deemed to be in an unsafe or unsound condition. State Bank’s capital at December 31, 2019, met the standards for the highest capital category, a “well-capitalized” bank.

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

Federal Deposit Insurance Corporation

The Federal Deposit Insurance Corporation (“FDIC”) is an independent federal agency, which insures the deposits of federally insured banks and savings associations up to certain prescribed limits and safeguards the safety and soundness of financial institutions. The general insurance limit is $250,000 per separately insured depositor. This insurance is backed by the full faith and credit of the United States Government.

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

The FDIC assesses a quarterly deposit insurance premium on each insured institution based on risk characteristics of the institution and may also impose special assessments in emergency situations, which fund the DIF. Pursuant to the Dodd-Frank Act, the FDIC has established 2 percent as the Designated Reserve Ratio (“DRR”), which is the amount in the DIF as a percentage of all DIF insured deposits. In March 2016, the FDIC adopted final rules designed to meet the statutory minimum DRR of 1.35 percent by September 30, 2020, the deadline imposed by the Dodd-Frank Act. As of September 30, 2018, the DRR met the statutory minimum of 1.35%. As a result, the previous surcharge imposed on banks with assets of $10 billion or more was lifted. In addition, preliminary assessment credits have been determined by the FDIC for banks with assets of less than $10 billion, which had previously contributed to the increase of the DRR to 1.35%. These credits may be redeemed beginning in the quarterly assessment period in which the DRR reaches a minimum of 1.38%, and is not to exceed the total quarterly assessment due.

In addition, all FDIC-insured institutions are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation, which was established by the government to recapitalize a predecessor to the DIF. These assessments continued until the Financing Corporation bonds matured in September 2019. The final assessment was collected on the March 2019 FDIC invoice.

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

Community Reinvestment Act

The Community Reinvestment Act (“CRA”) requires State Bank’s primary federal regulatory agency, the FRB, to assess State Bank’s record in meeting the credit needs of the communities served by State Bank. The FRB assigns one of four ratings: outstanding, satisfactory; needs to improve or substantial noncompliance. The rating assigned to a financial institution is considered in connection with various applications submitted by the financial institution or its holding company to its banking regulators, including applications to acquire another financial institution or to open or close a branch office. In addition, all subsidiary banks of a financial holding company must maintain a satisfactory or outstanding rating in order for the financial holding company to avoid limitations on its activities. State Bank currently maintains a satisfactory CRA rating.

SEC and NASDAQ Regulation

The Company is subject to the jurisdiction of the Securities and Exchange Commission (the “SEC”) and certain state securities authorities relating to the offering and sale of its securities. The Company is subject to the registration, reporting and other regulatory requirements of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the rules adopted by the SEC under those acts. The Company’s common shares are listed on The NASDAQ Capital Market (“NASDAQ”) under the symbol “SBFG”. As a result, the Company is subject to NASDAQ rules and regulations applicable to listed companies.

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

Office of Foreign Assets Control Regulation

The U.S. Treasury Department’s Office of Foreign Assets Control (“OFAC”) administers and enforces economic and trade sanctions against targeted foreign countries and regimes, under authority of various laws, including designated foreign countries, nationals and others. OFAC publishes lists of specially designated targets and countries. State Bank is responsible for, among other things, blocking accounts of, and transactions with, such targets and countries, prohibiting unlicensed trade and financial transactions with them and reporting blocked transactions after their occurrence. Failure to comply with these sanctions could have serious financial, legal and reputational consequences, including causing applicable bank regulatory authorities not to approve merger or acquisition transactions when regulatory approval is required or to prohibit such transactions even if approval is not required. Regulatory authorities have imposed cease and desist orders and civil money penalties against institutions found to be violating these obligations.

Executive and Incentive Compensation

In June 2010, the Federal Reserve Board, the Office of the Controller of the Currency (“OCC”) and the FDIC issued joint interagency guidance on incentive compensation policies (the “Joint Guidance”) intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. This principles-based guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization’s incentive compensation arrangements should (a) provide incentives that do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks, (b) be compatible with effective internal controls and risk management and (c) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors.

In 2011, federal banking regulatory agencies jointly issued proposed rules on incentive-based compensation arrangements under applicable provisions of the Dodd-Frank Act (the “First Proposed Rules”). The First Proposed Rules generally would have applied to financial institutions with $1 billion or more in assets that maintain incentive-based compensation arrangements for certain covered employees. In May 2016, the federal bank regulatory agencies approved a second joint notice of proposed rules (the “Second Proposed Joint Rules”) designed to prohibit incentive-based compensation arrangements that encourage inappropriate risks at financial institutions. The Second Proposed Joint Rules would apply to covered financial institutions with total assets of $1 billion or more, and are still in proposed rule status. The requirements of the Second Proposed Joint Rules would differ for each of three categories of financial institutions:

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

In October 2017, the CFPB issued a final rule (the “Payday Rule”) to establish regulations for payday loans, vehicle title loans, and certain high-cost installment loans. The Payday Rule addressed two discrete topics. First, it contained a set of provisions with respect to the underwriting of certain covered loans and related reporting and recordkeeping requirements (the “Mandatory Underwriting Provisions”). Second, it contained a set of provisions establishing certain requirements and limitations with respect to attempts to withdraw payments from consumers’ checking or other accounts and related recordkeeping requirements (the “Payment Provisions”). The Payday Rule became effective on January 16, 2018. However, most provisions had a compliance date of August 19, 2019.

On February 6, 2019, the CFPB proposed delaying the August 19, 2019, compliance date for the Mandatory Underwriting Provisions to November 19, 2020. The CFPB proposed in a separate notice to rescind the Mandatory Underwriting Provisions.

On June 6, 2019, the CFPB issued a final rule delaying the compliance date for most Mandatory Underwriting Provisions until November 19, 2020. However, the final rule did not delay the compliance date for the Payment Provisions.

The Company does not currently expect the Payday Rule to have a material effect on the Company’s financial condition or results of operations on a consolidated basis.

Cybersecurity

In March 2015, federal regulators issued two related statements regarding cybersecurity. One statement indicates that financial institutions should design multiple layers of security controls to establish several lines of defense and to ensure that their risk management processes also address the risk posed by compromised customer credentials, including security measures to reliably authenticate customers accessing Internet-based services of the financial institution. The other statement indicates that a financial institution’s management is expected to maintain sufficient business continuity planning processes to ensure the rapid recovery, resumption and maintenance of the financial institution’s operations after a cyber attack involving destructive malware. A financial institution is also expected to develop appropriate processes to enable recovery of data and business operations and address rebuilding network capabilities and restoring data if the financial institution or its critical service providers fall victim to this type of cyber-attack. If State Bank fails to observe the regulatory guidance, it could be subject to various regulatory sanctions, including financial penalties.

In February 2018, the SEC published interpretive guidance to assist public companies in preparing disclosures about cybersecurity risks and incidents. These SEC guidelines, and any other regulatory guidance, are in addition to notification and disclosure requirements under state and federal banking law and regulations.

State regulators have also been increasingly active in implementing privacy and cybersecurity standards and regulations. Recently, several states have adopted regulations requiring certain financial institutions to implement cybersecurity programs and providing detailed requirements with respect to these programs, including data encryption requirements. Many states have also recently implemented or modified their data breach notification and data privacy requirements. The Company expects this trend of state-level activity in those areas to continue, and is continually monitoring developments in the states in which our customers are located.

In the ordinary course of business, the Company relies on electronic communications and information systems to conduct its operations and to store sensitive data. The Company employs an in-depth, layered, defensive approach that leverages people, processes and technology to manage and maintain cybersecurity controls. The Company employs a variety of preventative and detective tools to monitor, block, and provide alerts regarding suspicious activity, as well as to report on any suspected advanced persistent threats. The Company has also invested over the last eighteen months to further enhance these tools and mechanisms. Notwithstanding the strength of the Company’s defensive measures, the threat from cyber-attacks is severe, attacks are sophisticated and increasing in volume, and attackers respond rapidly to changes in defensive measures. While to date, the Company has not detected a significant compromise, significant data loss or any material financial losses related to cybersecurity attacks, Company’s systems and those of its customers and third-party service providers are under constant threat and it is possible that the Company could experience a significant event in the future. Risks and exposures related to cybersecurity attacks are expected to remain high for the foreseeable future due to the rapidly evolving nature and sophistication of these threats, as well as due to the expanding use of Internet banking, mobile banking and other technology-based products and services by us and our customers.

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

The following are the condensed average balance sheets of the Company for the years ending December 31 and includes the interest earned or paid, and the average interest rate, on each asset and liability:

	2019			2018			2017
	Average		Average	Average		Average	Average		Average
($ in thousands)	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Taxable securities	$95,216	$3,226	3.39%	$85,238	$2,618	3.07%	$84,918	$2,076	2.44%
Non-taxable securities	10,108	345	3.41%	11,379	439	3.86%	14,088	527	3.74%
Loans, net[1]	809,651	40,829	5.04%	749,055	36,422	4.86%	660,675	29,877	4.52%
Total earning assets	914,975	44,400	4.85%	845,672	39,479	4.67%	759,681	32,480	4.28%
Cash and due from banks	47,135			38,990			35,337
Allowance for loan losses	(8,370)			(8,361)			(7,828)
Premises and equipment	23,779			21,795			21,084
Other assets	50,413			49,170			46,295
Total assets	$1,027,932			$947,266			$854,569

Liabilities
Savings and interest-bearing demand deposits	$427,858	$2,846	0.67%	$401,577	$1,754	0.44%	$369,114	$795	0.22%
Time deposits	262,040	5,814	2.22%	225,467	3,560	1.58%	214,639	2,661	1.24%
Repurchase agreements & other	15,288	82	0.54%	16,458	37	0.22%	12,350	15	0.12%
Advances from FHLB	16,066	402	2.50%	22,108	460	2.08%	20,000	320	1.60%
Trust preferred securities	10,310	430	4.17%	10,310	401	3.89%	10,310	303	2.94%
Total interest-bearing liabilities	731,562	9,574	1.31%	675,920	6,212	0.92%	626,413	4,094	0.65%

Demand deposits	146,401			137,253			127,747
Other liabilities	16,779			12,999			10,871
Total liabilities	894,742			826,172			765,031
Shareholders’ equity	133,190			121,094			89,538

Total liabilities and shareholders’ equity	$1,027,932			$947,266			$854,569

Net interest income (tax equivalent basis)		$34,826			$33,267			$28,386

Net interest income as a percent of average interest-earning assets - GAAP measure			3.81%			3.93%			3.74%
Net interest income as a percent of average interest-earning assets - Non-GAAP measure [2,3]			3.82%			3.95%			3.78%

-- Computed on a fully tax equivalent basis (FTE)

[1]	Nonaccruing loans and loans held for sale are included in the average balances.
[2]	Interest on tax exempt securities is computed on a tax equivalent basis using a 21 (2019/2018) and 34 percent (2017) statutory tax rate, and added to the net interest income. The tax equivalent adjustment was $0.07, $0.17 and $0.27 million in 2019, 2018 and 2017, respectively.
[3]	Interest on tax exempt loans is computed on a tax equivalent basis using a 21 (2019/2018) and 34 percent (2017) statutory tax rate, and added to the net interest income. The tax equivalent adjustment was $0.06, $0.03 and $0.04 million in 2019, 2018 and 2017, respectively.

The following tables set forth the effect of volume and rate changes on interest income and expense for the periods indicated. For purposes of these tables, changes in interest due to volume and rate were determined as follows:

●	Volume variance - change in volume multiplied by the previous year’s rate.
●	Rate variance - change in rate multiplied by the previous year’s volume.
●	Rate/volume variance - change in volume multiplied by the change in rate. This variance allocates the volume variance and rate variance in proportion to the relationship of the absolute dollar amount of the change in each.

	Total
	Variance	Variance Attributable To
($ in thousands)	2019/2018	Volume	Rate
Interest income
Taxable securities	$608	$306	$302
Non-taxable securities[1]	(94)	(49)	(45)
Loans, net of unearned income and deferred fees[1]	4,407	2,946	1,461
Total interest income	4,921	3,204	1,717

Interest expense
Savings and interest-bearing demand deposits	$1,092	$115	$977
Time deposits	2,254	577	1,677
Repurchase agreements & other	45	(3)	48
Advances from FHLB	(58)	(126)	68
Trust preferred securities	29	-	29
Total interest expense	3,362	564	2,798

Net interest income	$1,559	$2,640	$(1,081)

[1]	Interest on non-taxable securities and loans has been adjusted to fully tax equivalent

II.	INVESTMENT PORTFOLIO

A.	The fair value of securities available-for-sale as of December 31 in each of the following years are summarized as follows:

($ in thousands)	2019	2018	2017
U.S. Treasury and government agencies	$12,202	$18,670	$12,708
Mortgage-backed securities	78,182	60,943	56,762
State and political subdivisions	10,564	11,356	13,250
Equity securities	-	-	70

Totals	$100,948	$90,969	$82,790

B.	The maturity distribution and weighted-average interest rates of securities available-for-sale at December 31, 2019, are set forth in the table below. The weighted-average interest rates are based on coupon rates for securities purchased at par value and on effective interest rates considering amortization or accretion if the securities were purchased at a premium or discount:

	Maturing
($ in thousands)	Within One Year	After One Year but within Five Years	After Five Years but within Ten Years	After Ten Years	Total
U.S. Treasury and government agencies	$2,843	$4,866	$4,493	$-	$12,202
Mortgage-backed securities	-	5,065	12,038	61,079	78,182
State and political subdivisions	728	2,474	1,461	5,901	10,564

Total securities by maturity	$3,571	$12,405	$17,992	$66,980	$100,948

Weighted-average yield by maturity[1]	1.87%	2.63%	2.65%	2.52%	2.53%

[1]	Yields are presented on a tax-equivalent basis.

C.	Excluding those holdings of the investment portfolio in U.S. Treasury securities and other agencies of the U.S. Government, there were no other securities of any one issuer, which exceeded 10 percent of the shareholders’ equity of the Company at December 31, 2019.

III.	LOAN PORTFOLIO

A.	Types of Loans: Total loans on the balance sheet were comprised of the following classifications at December 31 for the years indicated:

($ in thousands)	2019	2018	2017	2016	2015
Loans held for investment (HFI)
Commercial Business & Agricultural	$202,041	$179,053	$153,501	$161,227	$130,377
Commercial RE & Construction	366,782	340,791	332,154	284,084	242,208
Residential Real Estate	193,159	187,104	150,854	142,452	130,806
Consumer & Other	62,808	64,336	59,619	56,335	54,224

Total Loans	824,790	771,284	696,128	644,098	557,615

Unearned Income	720	599	487	335	44
Total Loans, net of unearned income	$825,510	$771,883	$696,615	$644,433	$557,659

Concentrations of Credit Risk: The Company makes commercial, real estate and installment loans to customers located mainly in the Tri-State region of Ohio, Indiana and Michigan. Commercial loans include loans collateralized by commercial real estate, business assets and, in the case of agricultural loans, crops and farm equipment and the loans are expected to be repaid from cash flow from operations of businesses. As of December 31, 2019, commercial business and agricultural loans made up approximately 24.5 percent of the loans held for investment (“HFI”) loan portfolio while commercial real estate loans accounted for approximately 44.5 percent of the HFI loan portfolio. As of December 31, 2019, residential first mortgage loans made up approximately 23.4 percent of the HFI loan portfolio and are secured by first mortgages on residential real estate, while consumer loans to individuals made up approximately 7.6 percent of the HFI loan portfolio and are primarily secured by consumer assets.

B.	Maturities and Sensitivities of Loans to Changes in Interest Rates: The following tables shows the amounts of commercial, business and agricultural loans and commercial real estate loans outstanding as of December 31, 2019, which, based on remaining scheduled repayments of principal, are due in the periods indicated. Also, the amounts have been classified according to sensitivity to changes in interest rates for loans due after one year (variable-rate loans are those loans with floating or adjustable interest rates).

	Maturing
	Commercial	Commercial
($ in thousands)	Business & Ag.	Real Estate	Total
Within one year	$28,781	$30,029	$58,810
After one year but within five years	64,859	105,908	170,767
After five years	108,401	230,845	339,246

Totals	$202,041	$366,782	$568,823

	Interest Sensitivity
($ in thousands)	Fixed	Variable
	Rate	Rate	Total
Commercial Business & Agricultural
Within one year	$12,363	$16,418	$28,781
Due after one year but within five years	23,541	41,318	64,859
Due after five years	15,866	92,535	108,401

Totals	51,770	150,271	202,041

Commercial RE & Construction
Within one year	13,078	16,952	30,030
Due after one year but within five years	45,373	60,535	105,908
Due after five years	53,700	177,144	230,844

Totals	112,151	254,631	366,782

Total
Within one year	25,441	33,370	58,811
Due after one year but within five years	68,914	101,853	170,767
Due after five years	69,566	269,679	339,245

Totals	$163,921	$404,902	$568,823

C.	Risk Elements:

1.	The accrual of interest income is discontinued when the collection of a loan or interest, in whole or in part, is doubtful. When interest accruals are discontinued, interest income accrued in the current period is reversed. Loans that are past due 90 days or more as to interest or principal payments are considered for nonaccrual status. The following schedule summarizes nonaccrual, past due, and troubled debt restructured (TDR) loans at December 31 for the years indicated:

($ in thousands)	2019	2018	2017	2016	2015

Loans accounted for on a nonaccrual basis	$5,500	$2,906	$2,704	$2,737	$6,646
Accruing troubled debt restructurings	874	928	1,129	1,590	1,500

Total nonperforming loans and TDRs	$6,374	$3,834	$3,833	$4,327	$8,146

Listed below is the interest income on impaired and nonaccrual loans greater than $100,000 at December 31 for the years indicated:

($ in thousands)	2019	2018

Cash basis interest income recognized on impaired loans outstanding	$340	$192
Interest income actually recorded on impaired loans and included in net income for the period	361	188
Unrecorded interest income on nonaccrual loans	76	87

2.	As of December 31, 2019, in addition to the $6.4 million of nonperforming loans reported under Item III.C above (whose amount includes all loans classified by management as doubtful or loss), there were approximately $3.7 million in other outstanding loans where known information about possible credit problems of the borrowers caused management to have concerns as to the ability of such borrowers to comply with the present loan repayment terms (loans classified as substandard by management) and which may result in disclosure of such loans pursuant to Item III.C.1. at some future date. In regard to loans classified as substandard, management believes that such potential problem loans have been adequately evaluated in the allowance for loan losses.

3.	Foreign Loans Outstanding

None

4.	Loan Concentrations

At December 31, 2019, loans outstanding related to agricultural operations or collateralized by agricultural real estate and equipment aggregated approximately $51.0 million, or 6.2 percent of total HFI loans.

D.	Other Interest-Bearing Assets

There were no other interest-bearing assets as of December 31, 2019, which would be required to be disclosed under Item III.C.1 or Item III.C.2. if such assets were loans.

Management believes the allowance for loan losses at December 31, 2019 was adequate to absorb any losses on nonperforming loans, as the allowance balance is maintained by management at a level considered adequate to cover losses that are probable based on past loss experience, general economic conditions, information about specific borrower situations, including their financial position and collateral values, and other factors and estimates which are subject to change over time.

IV.	SUMMARY OF LOAN LOSS EXPERIENCE

A.	The following schedule presents an analysis of the allowance for loan losses, average loan data and related ratios at December 31 for the years indicated:

($ in thousands)	2019	2018	2017	2016	2015
Loans
Loans outstanding at end of period	$825,510	$771,883	$696,615	$644,433	$557,659

Average loans outstanding during period	$809,651	$749,055	$660,675	$603,875	$531,614

Allowance for loan losses
Balance at beginning of period	$8,167	$7,930	$7,725	$6,990	$6,771

Loans charged off:
Commercial business and agricultural	(143)	(227)	(50)	(135)	(497)
Commercial real estate	-	(42)	(26)	(241)	(303)
Residential real estate	(53)	(30)	(61)	(20)	(56)
Consumer & other loans	(63)	(108)	(94)	(105)	(96)
	(259)	(407)	(231)	(501)	(952)
Recoveries of loans previously charged off:
Commercial business and agricultural	9	1	10	420	29
Commercial real estate	1	28	2	5	3
Residential real estate	14	2	6	2	29
Consumer & other loans	23	13	18	59	10
	47	44	36	486	71
Net loans charged off	(212)	(363)	(195)	(15)	(881)
Provision for loan losses	800	600	400	750	1,100

Balance at end of period	$8,755	$8,167	$7,930	$7,725	$6,990

Ratio of net charge offs to average loans	0.03%	0.05%	0.03%	0.00%	0.17%

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

B.	The following schedule provides a breakdown of the allowance for loan losses allocated by type of loan and related ratios at December 31 for the years indicated:

	Allowance Amount	Percentage of Loans In Each Category to Total Loans	Allowance Amount	Percentage of Loans In Each Category to Total Loans	Allowance Amount	Percentage of Loans In Each Category to Total Loans	Allowance Amount	Percentage of Loans In Each Category to Total Loans	Allowance Amount	Percentage of Loans In Each Category to Total Loans
($ in thousands)	2019		2018		2017		2016		2015
Commercial and agricultural	$2,317	24.6%	$1,917	23.3%	$1,328	22.1%	$1,551	25.1%	$1,118	23.4%
Commercial real estate	3,602	44.4%	2,923	44.2%	3,779	47.7%	3,321	44.1%	3,886	43.4%
Residential real estate	2,203	23.4%	2,567	24.2%	2,129	21.7%	1,963	22.1%	1,312	23.5%
Consumer & other loans	633	7.6%	760	8.3%	694	8.6%	890	8.7%	674	9.7%
Totals	$8,755	100.0%	$8,167	100.0%	$7,930	100.0%	$7,725	100.0%	$6,990	100.0%

While management’s periodic analysis of the adequacy of the allowance for loan losses may allocate portions of the allowance for specific problem loan situations, the entire allowance is available for any loan charge offs that occur.

V.	DEPOSITS

The average amount of deposits and average rates paid are summarized as follows for the years ended December 31:

	2019		2018		2017
	Average	Average	Average	Average	Average	Average
($ in thousands)	Amount	Rate	Amount	Rate	Amount	Rate
Savings and interest-bearing demand deposits	$427,858	0.67%	$401,577	0.44%	$369,114	0.22%
Time deposits	262,040	2.22%	225,467	1.58%	214,639	1.24%
Demand deposits (non interest bearing)	146,401	-	137,253	-	127,747	-
Totals	$836,299		$764,297		$711,500

Maturities of time certificates of deposit and other time deposits of $100,000 or more outstanding at December 31, 2019, are summarized as follows:

($ in thousands)	Amount
Three months or less	$32,362
Over three months through six months	21,998
Over six months and through twelve months	53,568
Over twelve months	55,365

Total	$163,293

VI.	RETURN ON EQUITY AND ASSETS

The ratio of net income to average shareholders’ equity and average total assets and certain other ratios are as follows for the periods ended December 31:

($ in thousands)	2019	2018	2017

Average total assets	$1,027,932	$947,266	$854,569

Average shareholders’ equity	$133,190	$121,094	$89,538

Net income	$11,973	$11,638	$11,065

Net income available to common shareholders	$11,023	$10,663	$10,090

Cash dividends declared	$0.36	$0.32	$0.28

Return on average total assets	1.16%	1.23%	1.29%

Return on average shareholders’ equity	8.99%	9.61%	12.36%

Dividend payout ratio [1]	23.84%	19.60%	13.50%

Average shareholders’ equity to average assets	12.96%	12.78%	10.48%

[1]	Cash dividends declared on common shares divided by net income available to common.

VII.	SHORT-TERM BORROWINGS

The following information is reported for short-term borrowings, which are comprised of retail repurchase agreements for the periods noted:

($ in thousands)	2019	2018	2017

Amount outstanding at end of year	$12,945	$15,184	$15,082

Weighted-average interest rate at end of year	0.51%	0.49%	0.10%

Maximum amount outstanding at any month end	$22,675	$18,312	$18,444

Average amount outstanding during the year	$15,288	$16,458	$12,350

Weighted-average interest rate during the year	0.54%	0.22%	0.12%

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

Forward-looking statements involve risks and uncertainties. Actual results may differ materially from those predicted by the forward-looking statements because of various factors and possible events, including those risk factors identified below. These risks and uncertainties include, but are not limited to, risks and uncertainties inherent in the national and regional banking industry, changes in economic and political conditions in the market areas in which the Company and its subsidiaries operate, changes in laws, regulations or policies by regulatory agencies, changes in accounting standards and policies, changes in tax laws, fluctuations in interest rates, demand for loans in the market areas in which the Company and its subsidiaries operate, increases in FDIC insurance premiums, changes in the competitive environment, losses of significant customers, geopolitical events, unanticipated litigation, the loss of key personnel and certain other factors discussed in the Risk Factors below. There is also the risk that the Company’s management or Board of Directors incorrectly analyzes these risks and forces, or that the strategies the Company develops to address them are unsuccessful.

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

Our success depends to a large extent upon local and national economic conditions, as well as governmental fiscal and monetary policies. Conditions such as inflation, recession, unemployment, changes in interest rates, fiscal and monetary policy, tariffs, a U.S. withdrawal from or significant renegotiation of trade agreements, trade wars, the election of a new U.S. President in 2020, and other factors beyond our control may adversely affect our deposit levels and composition, the quality of investment securities available for purchase, demand for loans, the ability of our borrowers to repay their loans, and the value of the collateral securing loans made by us. Recent political developments have resulted in substantial changes in economic and political conditions for the U.S. and the remainder of the world. Disruptions in U.S. and global financial markets, and changes in oil production in the Middle East also affect the economy and stock prices in the U.S., which can affect our earnings capital, as well as the ability of our customers to repay loans. The potential effects of the United Kingdom leaving the European Union (Brexit) on the United States are still unknown. Because we have a significant amount of real estate loans, decreases in real estate values could adversely affect the value of property used as collateral and our ability to sell the collateral upon foreclosure. Adverse changes in the economy may also have a negative effect on the ability of our borrowers to make timely repayments of their loans, which would have an adverse impact on our earnings and cash flows. In addition, our lending and deposit gathering activities are concentrated primarily in Northwest Ohio. As a result, our success depends in large part on the general economic conditions of these areas, particularly given that a significant portion of our lending relates to real estate located in this region. Therefore, adverse changes in the economic conditions in these areas could adversely impact our earnings and cash flows.

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

On June 16, 2016, the FASB issued Accounting Standard Update (“ASU”) 2016-13 “Financial Instruments - Credit Losses”, which replaces the incurred loss model with an expected loss model, and is referred to as the current expected credit loss (“CECL”) model. Under the incurred loss model, loans are recognized as impaired when there is no longer an assumption that future cash flows will be collected in full under the originally contracted terms. The new accounting guidance is effective for annual reporting periods and interim reporting periods within those annual periods, beginning after December 15, 2019. Under the CECL model, financial institutions will be required to use historical information, current conditions and reasonable forecasts to estimate the expected loss over the life of the loan. The transition to the CECL model will bring with it significantly greater data requirements and changes to methodologies to accurately account for expected losses under the new parameters. If the methodologies and assumptions that we use in the CECL model are proven to be incorrect or inadequate, the allowance for credit losses may not be sufficient, resulting in the need for additional allowance for credit losses to be established, which could have a material adverse impact on our financial condition and results of operations.

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

A transition away from London Inter-Bank Offered Rate (“LIBOR”) as a reference rate for financial contracts could negatively affect our income and expenses and the value of various financial contracts.

LIBOR is used extensively in the U.S. and globally as a benchmark for various commercial and financial contracts, including adjustable rate mortgages, corporate debt, interest rate swaps and other derivatives. LIBOR is set based on interest rate information reported by certain banks, which may stop reporting such information after 2021. It is uncertain at this time whether LIBOR will change or cease to exist or the extent to which those entering into financial contracts will transition to any other particular benchmark. Benchmarks that are used in place of LIBOR, such as the Secured Overnight Finance Rate, may perform differently than LIBOR, and such alternative benchmarks may also perform differently in the future than they have in the past. The use of alternative benchmarks may also have other consequences that cannot currently be anticipated. It is also uncertain what will happen with instruments that rely on LIBOR for future interest rate adjustments and which remain outstanding if LIBOR ceases to exist.

The Company’s primary exposure to LIBOR relates to its promissory notes with borrowers, swap contracts with clients, offsetting swap contracts with third parties related to the swap contracts with clients, and the Company’s LIBOR-based borrowings (if any). The Company’s contracts generally include a LIBOR term (for example, one month, three month, or one year) plus an incremental margin rate. The Company is working through this transition via a multi-disciplinary project team.

A default by another larger financial institution could adversely affect financial markets generally.

The commercial soundness of many financial institutions may be closely interrelated as a result of relationships between and among the institutions. As a result, concerns about, or a default or threatened default by, one institution could lead to significant market wide liquidity and credit problems, losses or defaults by other institutions. This is sometimes referred to as “systemic risk” and may adversely affect our business.

We operate in a highly regulated industry, and the laws and regulations that govern our operations, corporate governance, executive compensation and financial accounting, or reporting, including changes in, or failure to comply with the same, may adversely affect the Company.

The banking industry is highly regulated. We are subject to supervision, regulation and examination by various federal and state regulators, including the FRB, the SEC, the CFPB, the FDIC, Financial Industry Regulatory Authority, Inc. (“FINRA”), and various state regulatory agencies. The statutory and regulatory framework that governs the Company is generally designed to protect depositors and customers, the Deposit Insurance Fund, the U.S. banking and financial system, and financial markets as a whole and not to protect shareholders. These laws and regulations, among other matters, prescribe minimum capital requirements, impose limitations on our business activities (including foreclosure and collection practices), limit the dividends or distributions that we can pay, and impose certain specific accounting requirements that may be more restrictive and may result in greater or earlier charges to earnings or reductions in capital than would otherwise be required under generally accepted accounting principles in the United States of America. Compliance with laws and regulations can be difficult and costly, and changes to laws and regulations often impose additional compliance costs. Both the scope of the laws and regulations and the intensity of the supervision to which we are subject have increased in recent years in response to the perceived state of the financial services industry, as well as other factors such as technological and market changes. Such regulation and supervision may increase our costs and limit our ability to pursue business opportunities. Further, our failure to comply with these laws and regulations, even if the failure was inadvertent or reflects a difference in interpretation, could subject the Company to restrictions on business activities, fines, and other penalties, any of which could adversely affect results of operations, the capital base, and the price of our common shares. Further, any new laws, rules, or regulations could make compliance more difficult or expensive or otherwise adversely affect our business and financial condition.

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

We are subject to extensive federal, state and local taxes, including income, excise, sales/use, payroll, franchise, withholding and ad valorem taxes. Changes to tax laws could have a material adverse effect on our results of operations; fair values of net deferred tax assets and obligations of state and political subdivisions held in our investment securities portfolio. In addition, our customers are subject to a wide variety of federal, state and local taxes. Changes in taxes paid by our customers may adversely affect their ability to purchase homes or consumer products, which could adversely affect their demand for our loans and deposit products. In addition, such negative effects on our customers could result in defaults on the loans we have made.

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

Any future acquisitions will be subject to a variety of risks, including execution risks, failure to realize anticipated transaction benefits, and failure to overcome integration risks, which could adversely affect our growth and profitability.

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

A limited trading market exists for our common shares, which could lead to price volatility.

The ability to sell our common shares depends upon the existence of an active trading market for those shares. While our shares are listed for trading on the NASDAQ Capital Market, there is moderate trading volume in these shares. As a result, shareholders may be unable to sell our shares at the volume, price and time desired. The limited trading market for our shares may cause fluctuations in the market value of our shares to be exaggerated, leading to price volatility in excess of that which would occur in a more active trading market. In addition, even if a more active market of our shares should develop, we cannot guarantee that such a market will continue.

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

The preparation of consolidated financial statements in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) requires management to make significant estimates that affect the financial statements. Due to the inherent nature of these estimates, actual results may vary materially from management’s estimates. In June 2016, FASB issued a new accounting standard for recognizing current expected credit losses, commonly referred to as CECL. CECL will result in earlier recognition of credit losses and requires consideration of not only past and current events but also reasonable and supportable forecasts that affect collectability. The Company will be required to comply with the new standard in the first quarter of 2023. Upon adoption of CECL, credit loss allowances may increase, which would decrease retained earnings and regulatory capital. The federal banking regulators have adopted a regulation that will allow banks to phase in the day-one impact of CECL on regulatory capital over three years. CECL implementation poses operational risk, including the failure to properly transition internal processes or systems, which could lead to call report errors, financial misstatements, or operational losses.

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

We collect, process and store sensitive consumer data by utilizing computer systems and telecommunications networks operated by both third-party service providers and us. State Bank’s necessary dependence upon automated systems to record and process State Bank’s transactions poses the risk that technical system flaws, employee errors, tampering or manipulation of those systems, or attacks by third parties will result in losses and may be difficult to detect. We have security and backup and recovery systems in place, as well as a business continuity plan, to ensure the computer systems will not be inoperable, to the extent possible. We also routinely review documentation of such controls and backups related to third party service providers. Our inability to use or access these information systems at critical points in time could unfavorably impact the timeliness and efficiency of our business operations. In recent years, some banks have experienced denial of service attacks in which individuals or organizations flood the bank’s website with extraordinarily high volumes of traffic, with the goal and effect of disrupting the ability of the bank to process transactions.

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

Further, we may be affected by data breaches at retailers and other third parties who participate in data interchanges with us and our customers that involve the theft of customer credit and debit card data, which may include the theft of our debit card PIN numbers and commercial card information used to make purchases at such retailers and other third parties. Such data breaches could result in us incurring significant expenses to reissue debit cards and cover losses, which could result in a material adverse effect on our results of operations. To date, we have not experienced any material losses relating to cyber-attacks or other information security breaches, but there can be no assurance that we will not suffer such attacks or attempted breaches, or incur resulting losses in the future. Our risk and exposure to these matters remains heightened because of, among other things, the evolving nature of these threats, and our plans to continue to implement internet and mobile banking capabilities to meet customer demand. As cyber and other data security threats continue to evolve, we may be required to expend significant additional resources to continue to modify and enhance its protective measures or to investigate and remediate any security vulnerabilities.

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

Noncompliance with the Bank Secrecy Act and other anti-money laundering statutes and regulations could cause a material financial loss.

The Bank Secrecy Act and the USA Patriot Act contain anti-money laundering and financial transparency provisions intended to detect and prevent the use of the U.S. financial system for money laundering and terrorist financing activities. The Bank Secrecy Act, as amended by the USA Patriot Act, requires depository institutions and their holding companies to undertake activities including maintaining an anti-money laundering program, verifying the identity of clients, monitoring for and reporting suspicious transactions, reporting on cash transactions exceeding specified thresholds, and responding to requests for information by regulatory authorities and law enforcement agencies. Financial Crimes Enforcement Network (“FinCEN”), a unit of the Treasury Department that administers the Bank Secrecy Act, is authorized to impose significant civil money penalties for violations of those requirements and has recently engaged in coordinated enforcement efforts with the federal bank regulatory agencies, as well as the U.S. Department of Justice, Drug Enforcement Administration, and Internal Revenue Service.

There is also increased scrutiny of compliance with the rules enforced by the Office of Foreign Assets Control (“OFAC”). If the Company’s policies, procedures, and systems are deemed deficient, or if the policies, procedures, and systems of the financial institutions that the Company has already acquired or may acquire in the future are deficient, the Company may be subject to liability, including fines and regulatory actions such as restrictions on State Bank’s ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain planned business activities, including acquisition plans, which could negatively impact our business, financial condition, and results of operations. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for the Company.

We are at risk of increased losses from fraud.

Criminals are committing fraud at an increasing rate and are using more sophisticated techniques. In some cases, these individuals are part of larger criminal rings, which allow them to be more effective. Such fraudulent activity has taken many forms, ranging from debit card fraud, check fraud, mechanical devices attached to ATM machines, social engineering and phishing attacks to obtain personal information, or impersonation of clients through the use of falsified or stolen credentials. Additionally, an individual or business entity may properly identify itself, yet seek to establish a business relationship for the purpose of perpetrating fraud. An emerging type of fraud even involves the creation of synthetic identification in which fraudsters “create” individuals for the purpose of perpetrating fraud. Further, in addition to fraud committed directly against the Company, the Company may suffer losses as a result of fraudulent activity committed against third parties. Increased deployment of technologies, such as chip card technology, defray and reduce certain aspects of fraud; however, criminals are turning to other sources to steal personally identifiable information, such as unaffiliated healthcare providers and government entities, in order to impersonate the consumer and thereby commit fraud.

Our business could be adversely affected through third parties who perform significant operational services on our behalf.

The third parties performing operational services for the Company are subject to risks similar to those faced by the Company relating to cybersecurity, breakdowns or failures of their own systems, or misconduct of their employees. Like many other community banks, State Bank also relies, in significant part, on a single vendor for the systems which allow State Bank to provide banking services to State Bank’s customers.

One or more of the third parties utilized by us may experience a cybersecurity event or operational disruption and, if any such event does occur, it may not be adequately addressed, either operationally or financially, by such third party. Certain of these third parties may have limited indemnification obligations to us in the event of a cybersecurity event or operational disruption, or may not have the financial capacity to satisfy their indemnification obligations.

Financial or operational difficulties of a third party provider could also impair our operations if those difficulties interfere with such third party’s ability to serve the Company. If a critical third-party provider is unable to meet the needs of the Company in a timely manner, or if the services or products provided by such third party are terminated or otherwise delayed and if the Company is not able to develop alternative sources for these services and products quickly and cost-effectively, our business could be materially adversely effected.

Additionally, regulatory guidance adopted by federal banking regulators addressing how banks select, engage and manage their third-party relationships, affects the circumstances and conditions under which we work with third parties and the cost of managing such relationships.

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

We need to constantly update our technology in order to compete and meet customer demands.

The financial services market, including banking services, is undergoing rapid technological changes with frequent introductions of new technology-driven products and services. In addition to better serving customers, the effective use of technology increases efficiency and may enable us to reduce costs. Our future success will depend, in part, on our ability to use technology to provide products and services that provide convenience to customers and to create additional efficiencies in our operations. Some of our competitors have substantially greater resources to invest in technological improvements. We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers. Failure to successfully keep pace with technological changes affecting the financial services industry could negatively affect our growth, revenue and profit.

Climate change, severe weather, natural disasters, acts of war or terrorism and other external events could significantly impact our business.

Natural disasters, including severe weather events of increasing strength and frequency due to climate change, acts of war or terrorism, and other adverse external events could have a significant impact on our ability to conduct business or upon third parties who perform operational services for us or our customers. Such events could affect the stability of our deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in lost revenue or cause us to incur additional expenses.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The Company’s principal executive offices are located at 401 Clinton Street, Defiance, Ohio. State Bank owns this facility, with a portion of the facility utilized as a retail banking center. In addition, State Bank owns the land and buildings occupied by nineteen of its banking centers and leases one other property used as a banking center. The Company also occupies office space from various parties for loan production and other business purposes on varying lease terms. There is no outstanding mortgage debt on any of the properties which are owned by State Bank.

Listed below are the banking centers, loan production offices and service facilities of the Company and their addresses, all of which are located in Allen, Cuyahoga, Defiance, Delaware, Fulton, Franklin, Hancock, Lucas, Paulding, Seneca, Williams and Wood counties of Ohio; Allen, Hamilton and Steuben counties of Indiana; and Monroe county of Michigan:

SB Financial Group, Inc. Property List as of December 31, 2019

($ in thousands)	Description/Address	Leased/ Owned	Total Deposits 12/31/19

Main Banking Center & Corporate Office
401	Clinton Street, Defiance, OH	Owned	$231,979

Banking Centers/Drive-Thru’s
1419	West High Street, Bryan, OH	Owned	42,597
510	Third Street, Defiance, OH (Drive-thru)	Owned	N/A
1600	North Clinton Street, Defiance, OH	Leased	35,929
312	Main Street, Delta, OH	Owned	17,533
4080	West Dublin Granville Road, Dublin, OH	Owned	53,665
201	East Lincoln Street, Findlay, OH	Owned	13,536
12832	Coldwater Road, Fort Wayne, IN	Owned	30,456
1232	North Main Street, Bowling Green, OH	Owned	9,959
235	Main Street, Luckey, OH	Owned	29,555
133	East Morenci Street, Lyons, OH	Owned	20,008
930	West Market Street, Lima, OH	Owned	54,248
1201	East Main Street, Montpelier, OH	Owned	41,770
218	North First Street, Oakwood, OH	Owned	22,109
220	North Main Street, Paulding, OH	Owned	56,276
610	East South Boundary Street, Perrysburg, OH	Owned	16,125
119	South State Street, Pioneer, OH	Owned	29,470
6401	Monroe Street, Sylvania, OH	Owned	56,354
311	Main Street, Walbridge, OH	Owned	31,229
515	Parkview, Wauseon, OH	Owned	47,421

Loan Production Offices
307	North Wayne Street, Angola, IN	Owned	N/A
10100	Lantern Road, Suite 240, Fishers, IN	Leased	N/A
94	Granville Street, Gahanna, OH	Owned	N/A
206	South Washington Street, Tiffin, OH	Leased	N/A
8194	Secor Road, Lambertville, MI	Leased	N/A
1900	Monroe Street, Suite 108, Toledo, OH	Leased	N/A
29580	Center Ridge Road, Westlake, OH	Leased	N/A

Service Facilities (SBT/SBFG TITLE)
112	East Jackson Street, West Unity, OH	Owned	N/A
104	Depot Street, Archbold, OH	Leased	N/A
105	East Holland Street, Archbold, OH	Leased	N/A
1911	Baltimore Road, Defiance, OH	Leased	N/A
573	Carle Avenue Office C, Lewis Center, OH	Leased	N/A
1379	North Shoop Avenue, Wauseon, OH	Owned	N/A
9101	Antares Avenue, Columbus, OH	Owned	N/A
	Total deposits		$840,219

The SB Captive, Inc. operates from office space located at 101 Convention Center Dr., Suite 850, Las Vegas, NV 89109.

The Company’s subsidiaries have several noncancellable leases for business use that expire over the next five years. Aggregate rental expense for these leases was $0.19 and $0.15 million for the years ended December 31, 2019 and 2018, respectively.

Future minimum lease payments under operating leases are:

($ in thousands)
2020	$171
2021	55
2022	18
2023	4
2024	-
Thereafter	-
Total minimum lease payments	$248

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

Item 4. Mine Safety Disclosures.

Not Applicable

Supplemental Item: Information about our Executive Officers

The following table lists the names and ages of the executive officers of the Company as of February 21, 2020, the positions presently held by each executive officer, and the business experience of each executive officer during their employment at the Company. Unless otherwise indicated, each person has held his or her principal occupation(s) for more than five years.

Name	Age	Position(s) Held with the Company and its Subsidiaries and Principal Occupation(s)
Mark A. Klein	65	Chairman of the Company since April 2015; Director of the Company since February 2010; President and Chief Executive Officer of the Company since January 2010 and of State Bank since January 2006; Director of State Bank since 2006; President of RDSI since October 2011; Member of State Bank Trust Investment Review Committee since March 2007.

Anthony V. Cosentino	58	Executive Vice President and Chief Financial Officer of the Company and State Bank since March 2010; Chief Financial Officer of RDSI since October 2011; Member of State Bank Trust Investment Review Committee since June 2010.
Ernesto Gaytan	48	Executive Vice President and Chief Technology Innovation and Operations Officer of the Company since July 2018; Chief Technology Innovation Officer since November 2017.
Jonathan R. Gathman	46	Executive Vice President and Senior Lending Officer of the Company since October 2005; Senior Vice President and Commercial Lending Manager from June 2005 through October 2005; Vice President and Commercial Lender from February 2003 through June 2005. Began working for State Bank in May 1996.

Keeta J. Diller	63	Executive Vice President and Chief Risk Officer of the Company since July 2019; Senior Vice President and Chief Enterprise Risk Management Officer from August 2018 through July 2019; Senior Vice President and Audit Coordinator and Director of Operations from December 2011 through August 2018; Vice President and Internal Auditor from January 2010 through December 2011; Corporate Secretary for the Company since 1996; Began working for State Bank in February 1990 as the Accounting Supervisor.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common shares are traded on the NASDAQ Capital Market under the symbol “SBFG”. There were 7,806,668 common shares outstanding as of December 31, 2019, which were held by approximately 1,257 record holders.

The Company paid quarterly dividends on its common shares in the aggregate amounts of $0.36 per share and $0.32 per share in 2019 and 2018, respectively. The Company presently anticipates continuing to pay quarterly dividends in the future at similar levels. However, there is no guarantee that dividends on our common shares will continue in the future.

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

	Period Ending
Index	12/31/14	12/31/15	12/31/16	12/31/17	12/31/18	12/31/19
SB Financial Group, Inc.	100.00	120.76	177.77	208.08	188.29	230.06
NASDAQ Composite Index	100.00	106.96	116.45	150.96	146.67	200.49
SNL U.S. Bank NASDAQ Index	100.00	107.95	149.68	157.58	132.82	166.75

Source: S&P Global Market Intelligence

© 2020

The table below reflects the common shares repurchased by the Company during the three months ended December 31, 2019. The Company has no shares remaining under the existing approved share repurchase program, which expired on December 31, 2019.

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
10/01/19 - 10/31/19	26,315	$16.56	26,315	199,365
11/01/19 - 11/30/19	5,898	18.00	5,898	193,467
12/01/19 - 12/31/19	8,601	18.95	4,096	-
Totals	40,814	$17.27	36,309	-

Item 6. Selected Financial Data.

Financial Highlights

Year Ended December 31,

($ in thousands, except per share data)
	2019	2018	2017	2016	2015
Earnings
Interest income	$44,400	$39,479	$32,480	$29,051	$25,927
Interest expense	9,574	6,212	4,094	3,198	2,584
Net interest income	34,826	33,267	28,386	25,853	23,343
Provision for loan losses	800	600	400	750	1,100
Noninterest income	18,016	16,624	17,217	17,889	15,707
Noninterest expense	37,410	34,847	31,578	30,091	26,927
Provision for income taxes	2,659	2,806	2,560	4,117	3,404
Net income	11,973	11,638	11,065	8,784	7,619
Preferred stock dividends	950	975	975	975	956
Net income available to common	11,023	10,663	10,090	7,809	6,663

Per Common Share Data
Basic earnings	$1.71	$1.72	$2.10	$1.60	$1.36
Diluted earnings	1.51	1.51	1.74	1.38	1.19
Cash dividends declared	0.36	0.32	0.28	0.24	0.20
Total equity per share	17.53	16.36	15.03	13.75	12.81
Total tangible equity per share	15.23	15.39	13.27	11.59	10.39

Average Balances
Average total assets	$1,027,932	$947,266	$854,569	$789,045	$719,586
Average equity	133,190	121,094	89,538	84,540	78,618

Ratios
Return on average total assets	1.16%	1.23%	1.29%	1.11%	1.06%
Return on average equity	8.99	9.61	12.36	10.39	9.69
Cash dividend payout ratio[1]	23.84	19.60	13.50	15.11	14.71
Average equity to average assets	12.96	12.78	10.48	10.71	10.93

Period End Totals
Total assets	$1,038,577	$986,828	$876,627	$816,005	$733,071
Total investments; fed funds sold	100,948	90,969	82,790	90,128	89,789
Total loans & leases	825,510	771,883	696,615	644,433	557,659
Loans held for sale	7,258	4,445	3,940	4,434	7,516
Allowance for loan losses	8,755	8,167	7,930	7,725	6,990
Total deposits	840,219	802,552	729,600	673,073	586,453
Advances from FHLB	16,000	16,000	18,500	26,500	35,000
Trust preferred securities	10,310	10,310	10,310	10,310	10,310
Total equity	136,094	130,435	94,000	86,548	81,241

[1]	Cash dividends on common shares divided by net income available to common.

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

The following discussion provides a review of the consolidated financial condition and results of operations of SB Financial and its subsidiaries (collectively, the “Company”). This discussion should be read in conjunction with the Company’s consolidated financial statements and related footnotes as of and for the years ended December 31, 2019 and 2018.

Strategic Discussion

The focus and strategic goal of the Company is to grow into and remain a top decile (>90th percentile) independent financial services company. The Company intends to achieve and maintain that goal by executing our five key initiatives.

Increase profitability through ongoing diversification of revenue streams: For the twelve months ended December 31, 2019, the Company generated $18.0 million in noninterest income, or 34.1 percent of total operating revenue from fee-based products. These revenue sources include fees generated from saleable residential mortgage loans, retail deposit products, wealth management services, saleable business-based loans (small business and farm service) and title agency revenue. For the twelve months ended December 31, 2018, the Company generated $16.6 million in revenue from fee-based products, or 33.3 percent of total operating revenue.

Strengthen our penetration in all markets served: Over our 117-year history of continuous operation in Northwest Ohio, we have established a significant presence in our traditional markets in Defiance, Fulton, Paulding and Williams counties in Ohio. In our newer markets of Bowling Green, Columbus, Findlay, Toledo (Ohio) and Ft. Wayne (Indiana), our current market penetration is minimal but we believe our potential for growth is significant. We continue to seek to expand this presence and penetration in all of our markets.

Expand product utilization by new and existing customers: As of December 31, 2019, we served 30,377 households and provided 91,154 products and services (3.00 products & services per household) to these households. Our strategy is to continue to expand the scope of our relationship with each household via our dynamic “on-boarding” process. Proactively identifying client needs is a key ingredient of our value proposition. As of December 31, 2018, we served 29,562 households and provided 87,202 products and services (2.95 products & services per household) to these households.

Deliver gains in operational excellence: Our management team believes that becoming and remaining a high-performance financial services company will depend upon seamlessly and consistently delivering operational excellence, as demonstrated by the Company’s leadership in the origination and servicing of residential mortgage loans. As of December 31, 2019, the Company serviced 8,155 residential mortgage loans with a principal balance of $1.2 billion. As of December 31, 2018, the Company serviced 7,586 loans with a principal balance of $1.1 billion.

Sustain asset quality: As of December 31, 2019, the Company’s asset quality metrics remained strong. Specifically, total nonperforming assets were $5.3 million, or 0.51 percent of total assets. Total delinquent loans at December 31, 2019 were 0.28 percent of total loans. As of December 31, 2018, the Company had total nonperforming assets of $4.0 million, or 0.40 percent of total assets. Total delinquent loans at December 31, 2018 were 0.65 percent of total loans.

Critical Accounting Policies

The accounting and reporting policies of the Company are in accordance with generally accepted accounting principles in the United States and conform to general practices within the banking industry. The Company’s significant accounting policies are described in detail in the notes to the Company’s consolidated financial statements for the years ended December 31, 2019 and 2018. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. The Company’s financial position and results of operations can be affected by these estimates and assumptions and are integral to the understanding of reported results. Critical accounting policies are those policies that management believes are the most important to the portrayal of the Company’s financial condition and results, and they require management to make estimates that are difficult, subjective or complex.

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

Changes in Financial Condition

Total assets at December 31, 2019, were $1.04 billion, compared to $986.8 million at December 31, 2018. Loans (excluding loans held for sale) were $825.5 million at December 31, 2019, compared to $771.9 million at December 31, 2018. Total deposits were $840.2 million at December 31, 2019, compared to $802.6 million at December 31, 2018.

Total equity was $136.1 million at December 31, 2019, up 4.4 percent from $130.4 million at December 31, 2018. Net income less dividends increase retained earnings by $8.7 million for 2019.

Total loans	Years Ended December 31,
($ in thousands)	2019	2018	% Change
Commercial business & agriculture	$202,761	$179,652	12.9%
Commercial real estate	366,782	340,791	7.6%
Residential real estate	193,159	187,104	3.2%
Consumer & other	62,808	64,336	-2.4%
Loans held for investment	$825,510	$771,883	6.9%
Loans held for sale	$7,258	$4,445	63.3%

Total deposits	2019	2018	% Change
Noninterest bearing demand	$158,357	$144,592	9.5%
Interest-bearing demand	131,084	130,628	0.3%
Savings & money market	293,025	285,870	2.5%
Time deposits	257,753	241,462	6.7%

Total deposits	$840,219	$802,552	4.7%

Total shareholders’ equity	$136,094	$130,435	4.3%

Loans held for investment increased $53.6 million, or 7.0 percent, to $825.5 million at December 31, 2019. The largest component of this increase was in commercial real estate loans, which rose $26.0 million, followed by commercial business and agriculture loans, which rose $23.1 million.

Deposits increased $37.7 million, or 4.7 percent, to $840.2 million at December 31, 2019. Deposit growth for the year included $13.8 million in noninterest demand deposits and $16.3 million in time deposits.

Stockholders’ equity at December 31, 2019, was $136.1 million or 13.1 percent of total assets compared to $130.4 million or 13.2 percent of total assets at December 31, 2018.

Asset Quality	Years Ended December 31,
($ in thousands)	2019	2018	% Change
Nonaccruing loans	$5,500	$2,906	89.3%
Accruing restructured loans (TDRs)	874	928	-5.8%
OREO & repossessed assets	305	131	132.8%
Nonperforming assets	6,679	3,965	68.4%
Net charge offs	212	362	-41.4%
Loan loss provision	800	600	33.3%
Allowance for loan losses	8,755	8,167	7.2%

Nonperforming assets/total assets	0.64%	0.40%	59.9%
Net charge offs/average loans	0.02%	0.05%	-60.0%
Allowance/loans	1.06%	1.06%	0.2%
Allowance/nonperforming loans	137.35%	213.02%	-35.5%

Nonperforming assets consisting of loans, Other Real Estate Owned (“OREO”) and accruing TDRs totaled $6.7 million, or 0.64 percent of total assets at December 31, 2019, an increase of $2.7 million or 68.4 percent from 2018. Net charge offs were down during 2019, at $0.21 million, which was a $0.15 million decrease compared to 2018. The Company’s loan loss allowance at December 31, 2019, now covers nonperforming loans at 137 percent, down from 213 percent at December 31, 2018.

Regulatory capital reporting is required for State Bank only, as the Company is now exempt from quarterly regulatory capital level measurement pursuant to the Small Bank Holding Company Policy Statement. As of December 31, 2019, State Bank met all regulatory capital levels required to be considered well-capitalized (See Note 15 to the Consolidated Financial Statements).

Earnings Summary – 2019 vs. 2018

Net income for 2019 was $12.0 million, and net income available to common shareholders was $11.0 million, or $1.51 per diluted share, compared with net income of $11.6 million and net income available to common of $10.7 million, or $1.51 per diluted share, for 2018. State Bank reported net income for 2019 of $12.5 million, which was down from the $12.9 million in net income in 2018. SBFG Title reported net income for 2019 of $0.3 million.

Positive results for 2019 included loan growth of $53.6 million, and deposit growth of $37.7 million. The mortgage banking business line continues to contribute significant revenues, with residential real estate loan production of $445.3 million for the year, resulting in $8.4 million of revenue from gains on sale. The level of mortgage origination was up from the $342.1 million in 2018. The Company’s loans serviced for others ended the year at $1.2 billion, up from $1.1 billion at December 31, 2018.

Operating revenue was up compared to the prior year by $3.0 million, or 5.9 percent, which is impacted by a $1.1 million temporary OMSR impairment. Our 2019 results include the impact from our two new subsidiaries: SBFG Title with net income of $0.3 million and SB Captive with net income of $0.9 million. Net interest margin on a fully tax equivalent basis (“FTE”) for 2019 was 3.82 percent, down 13 basis points from 2018.

Operating expense was up compared to the prior year by $2.6 million, or 7.4 percent, due to compensation and fringe benefit cost increases as a result of higher mortgage commission levels.

Net charge offs for 2019 of $0.21 million resulted in a loan loss provision of $0.8 million, compared to net charge offs of $0.36 million and a $0.6 million loan loss provision in 2018.

Results of Operations

	Years Ended December 31,
($ in thousands, except per share data)	2019	2018	% Change
Total assets	$1,038,577	$986,828	5.2%
Total investments	100,948	90,969	11.0%
Loans held for sale	7,258	4,445	63.3%
Loans, net of unearned income	825,510	771,883	6.9%
Allowance for loan losses	8,755	8,167	7.2%
Total deposits	840,219	802,552	4.7%

Total operating revenue[1]	$52,842	$49,891	5.9%
Net interest income	34,826	33,267	4.7%
Loan loss provision	800	600	33.3%
Noninterest income	18,016	16,624	8.4%
Noninterest expense	37,410	34,847	7.4%
Net income	11,973	11,638	2.9%
Net income available to common shareholders	11,023	10,663	3.4%
Diluted earnings per share	1.51	1.51	0.0%

[1]	Operating revenue equals net interest income plus noninterest income.

Net Interest Income	Years Ended December 31,
($ in thousands)	2019	2018	% Change
Total net interest income	$34,826	$33,267	4.7%

Net interest income was $34.8 million for 2019 compared to $33.3 million for 2018, an increase of $1.6 million or 4.7 percent. Average earning assets increased to $915.0 million in 2019, compared to $845.7 million in 2018, an increase of $69.3 million or 8.2 percent due to higher loan volume. The consolidated 2019 full year net interest margin on an FTE basis decreased 12 basis points to 3.83 percent compared to 3.95 percent for the full year of 2018.

Provision for loan losses of $0.8 million was taken in 2019 compared to $0.6 million taken for 2018. For 2019, net charge offs totaled $0.21 million, or 0.03 percent of average loans. This charge off level was lower than 2018, in which net charge offs were $0.36 million or 0.06 percent of average loans.

Noninterest Income	Years Ended December 31,
($ in thousands)	2019	2018	% Change
Wealth management fees	$3,093	$2,871	7.7%
Customer service fees	2,761	2,670	3.4%
Gains on sale of residential loans & OMSR’s	8,413	6,870	22.5%
Mortgage loan servicing fees, net	(397)	1,296	-130.6%
Gain on sale of non-mortgage loans	1,255	1,230	2.0%
Title Insurance income	1,120	-	N/A
Net gain on sale of securities	206	70	194.3%
Gain (loss) on sale/disposal of assets	(5)	35	-114.3%
Other	1,570	1,582	-0.8%
Total noninterest income	$18,016	$16,624	8.4%

Total noninterest income was $18.0 million for 2019 compared to $16.6 million for 2018, representing an increase of $1.4 million, or 8.4 percent, year-over-year. This increase was driven by a 22.5 percent increase in gains on sale of residential real estate loans and the addition of our title agency. The Company sold $367.3 million of originated mortgages into the secondary market, which allowed our serviced loan portfolio to grow to $1.2 billion at December 31, 2019 from $1.1 billion at December 31, 2018. The higher servicing balance of the portfolio led to the 9.1 percent increase in mortgage loan servicing income. The sale of non-mortgage loans (small business and farm credits) was flat to the prior year. The Company continued to expand its Wealth management assets under care, which resulted in a 7.7 percent increase in wealth fee income.

Noninterest Expense	Years Ended December 31,
($ in thousands)	2019	2018	% Change
Salaries & employee benefits	$22,064	$20,620	7.0%
Net occupancy expense	2,603	2,397	8.6%
Equipment expense	2,828	2,889	-2.1%
Data processing fees	1,973	1,811	8.9%
Professional fees	2,476	1,848	34.0%
Marketing expense	895	884	1.2%
Telephone and communications	466	495	-5.9%
Postage and delivery expense	340	286	18.9%
State, local and other taxes	1,092	719	51.9%
Employee expense	795	912	-12.8%
Other expense	1,878	1,986	(5.4)%
Total noninterest expense	$37,410	$34,847	7.4%

Total noninterest expense was $37.4 million for 2019 compared to $34.8 million for 2018, representing a $2.6 million, or 7.4 percent, increase year-over-year. Total full-time equivalent employees ended 2019 at 252, which was up 2 from year end 2018.

Salaries and benefits were driven by higher compensation costs in the mortgage division. Professional fees were higher due to higher spending on legal in connection with acquisition activities. The addition of our title agency added $0.9 million in operating expense for the year. The addition of capital from our common raise drove the higher level of franchise taxes in 2019.

Earnings Summary – 2018 vs. 2017

Net income for 2018 was $11.6 million, and net income available to common shareholders was $10.7 million, or $1.51 per diluted share, compared with net income of $11.1 million and net income available to common of $10.1 million, or $1.74 per diluted share, for 2017. The Company’s 2018 results reflect the issuance of 1.66 million new common shares in the first quarter. The Company’s 2017 results included a $1.7 million one-time reduction in tax expense due to the enactment in December 2017 of the “Tax Cuts and Jobs Act” (“TCJA”). State Bank reported net income for 2018 of $12.9 million, which was up from the $12.3 million in net income in 2017. RDSI reported net income for 2018 of $0.1 million, compared to a net loss of $0.2 million reported for 2017 due to the sale of the RDSI assets in January 2018.

Positive results for 2018 included loan growth of $75.3 million, and deposit growth of $73.0 million. The mortgage banking business line continues to contribute significant revenues, with residential real estate loan production of $342.1 million for the year, resulting in $6.9 million of revenue from gains on sale. The level of mortgage origination was up from the $315.8 million in 2017. The Company’s loans serviced for others ended the year at $1.1 billion, up from $994.9 million at December 31, 2017.

Operating revenue in 2018 was up compared to the prior year by $4.3 million, or 9.4 percent, due to higher margin income due to $75.3 million in balance sheet loan growth, in addition to the sale of our item processing business, which netted $0.4 million in revenue. Net interest margin on an FTE basis for 2018 was 3.95 percent, up 17 basis points from 2017.

Operating expense was up compared to the prior year by $3.3 million, or 10.4 percent, due to compensation and fringe benefit cost increases as a result of higher staffing levels. Net charge offs for 2018 of $0.4 million resulted in a loan loss provision of $0.6 million, which was up from the $0.2 million of charge offs and $0.4 million of loan loss provision in 2017.

Goodwill, Intangibles and Capital Purchases

The Company completed its most recent annual goodwill impairment test as of December 31, 2019. At December 31, 2019, the Company’s reporting unit had positive equity and the Company elected to perform a qualitative assessment to determine if it was more likely than not that the fair value of the reporting unit exceeded its carrying value, including goodwill. The qualitative assessment indicated that it was more likely than not that the fair value of the reporting unit exceeded its carrying value, resulting in no impairment.

Management plans to continue from time to time to purchase additional premises and equipment and improve current facilities to meet the current and future needs of the Company’s customers. These purchases will include buildings, leasehold improvements, furniture and equipment. Management expects that cash on hand and cash generated from current operations will fund these capital expenditures and purchases.

Liquidity

Liquidity relates primarily to the Company’s ability to fund loan demand, meet deposit customers’ withdrawal requirements and provide for operating expenses. Sources used to satisfy these needs consist of cash and due from banks, interest-bearing deposits in other financial institutions, securities available-for-sale, loans held for sale and borrowings from various sources. These assets, excluding the borrowings, are commonly referred to as liquid assets. Liquid assets were $135.3 million at December 31, 2019, compared to $143.8 million at December 31, 2018.

The Company’s commercial real estate, first mortgage residential, agricultural and multi-family mortgage portfolio of $610.9 million at December 31, 2019, can and is readily used to collateralize borrowings, which is an additional source of liquidity. Management believes the Company’s current liquidity level, without these borrowings, is sufficient to meet its current and anticipated liquidity needs. At December 31, 2019, all eligible commercial real estate, residential first, multi-family mortgage and agricultural loans were pledged under a Federal Home Loan Bank (“FHLB”) blanket lien.

Significant additional off-balance-sheet liquidity is available in the form of FHLB advances, unused federal funds lines from correspondent banks and the national certificate of deposit market. Management expects the risk of changes in off-balance-sheet arrangements to be immaterial to earnings. Based on the current collateralization requirements of the FHLB, approximately $117.4 million of additional borrowing capacity existed at December 31, 2019.

At December 31, 2019 and 2018, the Company had $41.0 million in federal funds lines available. The Company also had $45.6 million in unpledged securities at December 31, 2019 available for additional borrowings.

The cash flow statements for the periods presented provide an indication of the Company’s sources and uses of cash as well as an indication of the ability of the Company to maintain an adequate level of liquidity. A discussion of the cash flow statements for 2019 and 2018 follows:

The Company experienced positive cash flows from operating activities in 2019 and 2018. Net cash from operating activities was $18.8 and $13.9 million for the years ended December 31, 2019 and 2018, respectively. Significant operating items for 2019 included gain on sale of loans of $9.7 million and net income of $12.0 million. Cash provided by the sale of loans held for sale were $368.2 million. Cash used in the origination of loans held for sale were $364.5 million.

The Company experienced negative cash flows from investing activities in 2019 and 2018. Net cash used in investing activities was $67.6 and $87.6 million for the years ended December 31, 2019 and 2018, respectively. The changes for 2019 include the purchase of available-for-sale securities of $38.5 million, and net increase in loans of $65.5 million. The changes for 2018 include the purchase of available-for-sale securities of $29.3 million and net increase in loans of $76.5 million. The Company had proceeds from repayments, maturities, sales and calls of securities of $29.9 and $20.2 million in 2019 and 2018, respectively.

The Company experienced positive cash flows from financing activities in 2019 and 2018. Net cash from financing activities was $27.5 and $95.5 million for the years ended December 31, 2019 and 2018, respectively. Positive cash flows of $37.7 and $72.9 million is attributable to the change in deposits for 2019 and 2018, respectively.

The Company uses an Economic Value of Equity (“EVE”) analysis to measure risk in the balance sheet incorporating all cash flows over the estimated remaining life of all balance sheet positions. The EVE analysis calculates the net present value of the Company’s assets and liabilities in rate shock environments that range from -400 basis points to +400 basis points. The likelihood of a decrease in rates is remote given the current interest rate environment and therefore, only the -100 basis points and -200 basis points rate changes were included in the EVE analysis for 2019 and 2018. The results of this analysis are reflected in the following table.

Economic Value of Equity

December 31, 2019

($ in thousands)

Change in rates	$ Amount	$ Change	% Change
+400 basis points	$222,686	$26,861	13.72%
+300 basis points	218,252	22,427	11.45%
+200 basis points	212,838	17,013	8.69%
+100 basis points	205,405	9,580	4.89%
Base Case	195,825	-	-
-100 basis points	180,152	(15,673)	-8.00%
-200 basis points	156,430	(39,395)	-20.12%

Economic Value of Equity

December 31, 2018

($ in thousands)

Change in rates	$ Amount	$ Change	% Change
+400 basis points	$213,477	$19,568	10.09%
+300 basis points	210,068	16,158	8.33%
+200 basis points	205,673	11,763	6.07%
+100 basis points	200,400	6,490	3.35%
Base Case	193,910	-	-
-100 basis points	184,172	(9,738)	-5.02%
-200 basis points	170,293	(23,617)	-12.18%

Tabular Disclosure of Contractual Obligations

The following table details the Company’s contractual obligations as of December 31, 2019, which were comprised of long-term debt obligations, other debt obligations, operating lease obligations and other long-term liabilities. Long-term debt obligations are comprised of FHLB Advances of $16.0 million. Other debt obligations are comprised of Trust Preferred securities of $10.3 million and operating leases of $0.3 million. The other long-term liabilities include time deposits of $257.8 million.

	Payment due by period
($ in thousands)		Less than	1 - 3	3 - 5	More than
Contractual obligations	Total	1 year	years	years	5 years

Long-term debt obligations	$16,000	$8,000	$8,000	$-	$-

Other debt obligations	10,310	-	-	-	10,310

Operating lease obligations	248	171	73	4	-

Other long-term liabilities
Reflected on the registrant’s balance sheet under GAAP	257,753	154,391	91,078	12,102	182
Totals	$284,311	$162,562	$99,151	$12,106	$10,492

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

There are several ways an institution can manage interest rate risk including: 1) matching repricing periods for new assets and liabilities, for example, by shortening or lengthening terms of new loans, investments, or liabilities; 2) selling existing assets or repaying certain liabilities; and 3) hedging existing assets, liabilities, or anticipated transactions. An institution might also invest in more complex financial instruments intended to hedge or otherwise change interest rate risk. Interest rate swaps, futures contracts, options on futures contracts, and other such derivative financial instruments can be used for this purpose. Because these instruments are sensitive to interest rate changes, they require management’s expertise to be effective. The Company has not purchased derivative financial instruments in the past, but during 2019 and 2018 the Company entered into interest rate swap agreements as an accommodation to certain loan customers (see Note 6 to the Consolidated Financial Statements). The Company may purchase such instruments in the future if market conditions are favorable.

The following table details quantitative disclosures of market risk and provides information about the Company’s financial instruments used for purposes other than trading that are sensitive to changes in interest rates as of December 31, 2019. The table does not present when these items may actually reprice. For loans receivable, securities, and liabilities with contractual maturities, the table presents principal cash flows and related weighted-average interest rates by contractual maturities as well as the historical impact of interest rate fluctuations on the prepayment of loans and mortgage backed securities. For core deposits (demand deposits, interest-bearing checking, savings, and money market deposits) that have no contractual maturity, the table presents principal cash flows and applicable related weighted-average interest rates based upon the Company’s historical experience, management’s judgment and statistical analysis, as applicable, concerning their most likely withdrawal behaviors. The current historical interest rates for core deposits have been assumed to apply for future periods in this table as the actual interest rates that will need to be paid to maintain these deposits are not currently known. Weighted-average variable rates are based upon contractual rates existing at the reporting date.

Principal/Notional Amount Maturing or Assumed to be Withdrawn in:

($ in thousands)	2020	2021	2022	2023	2024	Thereafter	Total
Rate sensitive assets
Variable rate loans	$70,328	$29,505	$15,487	$8,416	$8,405	$72,257	$204,398
Average interest rate	5.23%	5.06%	4.98%	4.80%	4.51%	4.15%	4.76%
Adjustable rate loans	32,228	32,690	31,719	25,528	25,201	243,914	391,280
Average interest rate	4.70%	4.62%	4.60%	4.53%	4.48%	4.37%	4.45%
Fixed rate loans	39,100	23,433	30,724	19,830	12,036	104,710	229,832
Average interest rate	5.10%	4.60%	4.40%	4.57%	4.81%	4.58%	4.66%
Total loans	141,656	85,628	77,929	53,774	45,642	420,881	825,510
Average interest rate	5.07%	4.77%	4.60%	4.59%	4.57%	4.38%	4.58%
Fixed rate investment securities	22,685	14,564	7,585	7,909	6,695	40,722	100,160
Average interest rate	1.62%	2.41%	2.39%	2.34%	2.63%	2.62%	2.32%
Variable rate investment securities	395	182	144	151	152	4,412	5,436
Average interest rate	3.81%	3.39%	3.07%	3.07%	3.07%	2.75%	2.87%
Fed funds sold & other	-	-	-	-	-	-	-
Average interest rate	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Total rate sensitive assets	$164,736	$100,374	$85,658	$61,834	$52,493	$466,010	$931,105
Average interest rate	4.59%	4.42%	4.40%	4.30%	4.32%	4.21%	4.33%

Rate sensitive liabilities
Demand - noninterest bearing	$22,352	$19,197	$16,486	$14,160	$12,162	$74,000	$158,357
Demand - interest-bearing	15,594	13,740	12,105	10,665	9,396	69,584	131,084
Average interest rate	0.05%	0.05%	0.05%	0.05%	0.05%	0.05%	0.05%
Money market accounts	21,771	19,042	16,655	14,567	12,741	88,890	173,666
Average interest rate	0.89%	0.89%	0.89%	0.89%	0.89%	0.89%	0.89%
Savings	52,110	8,714	7,587	6,602	5,747	38,599	119,359
Average interest rate	0.51%	0.51%	0.51%	0.51%	0.51%	0.51%	0.51%
Certificates of deposit	154,185	65,257	26,027	9,005	3,095	184	257,753
Average interest rate	2.11%	2.00%	2.21%	2.67%	1.38%	1.48%	2.10%
Fixed rate FHLB advances	8,000	2,500	3,000	2,500	-	-	16,000
Average interest rate	2.14%	2.77%	2.88%	2.93%	0.00%	0.00%	2.50%
Variable rate FHLB advances	-	-	-	-	-	-	-
Average interest rate	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Fixed rate notes payable	-	-	-	-	-	-	-
Average interest rate	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Variable rate notes payable	-	-	-	-	-	10,310	10,310
Average interest rate	0.00%	0.00%	0.00%	0.00%	0.00%	3.69%	3.69%
Fed funds purchased, repos & other	12,945	-	-	-	-	-	12,945
Average interest rate	0.51%	0.00%	0.00%	0.00%	0.00%	0.00%	0.51%
Total rate sensitive liabilities	$286,957	$128,450	$81,860	$57,499	$43,141	$281,567	$879,474
Average interest rate	1.38%	1.24%	1.04%	0.84%	0.44%	0.50%	0.96%

Comparison of 2019 to 2018

	First	Years
($ in thousands)	Year	2 - 5	Thereafter	Total
Total rate sensitive assets:
December 31, 2019	$164,736	$300,359	$466,010	$931,105
December 31, 2018	146,554	304,681	415,810	867,045
Increase (decrease)	$18,182	$(4,322)	$50,200	$64,060

Total rate sensitive liabilities:
December 31, 2019	$286,957	$310,950	$281,567	$879,474
December 31, 2018	267,723	297,636	278,687	844,046
Increase (decrease)	$19,234	$13,314	$2,880	$35,428

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

SB Financial Group, Inc.

Consolidated Balance Sheets

at December 31,

($ in thousands)
	2019	2018
Assets
Cash and due from banks	$27,064	$48,363
Available-for-sale securities	100,948	90,969
Loans held for sale	7,258	4,445
Loans, net of unearned income	825,510	771,883
Allowance for loan losses	(8,755)	(8,167)
Premises and equipment, net	23,385	22,084
Federal Reserve and Federal Home Loan Bank Stock, at cost	4,648	4,123
Foreclosed assets held for sale, net	305	131
Interest receivable	3,106	2,822
Goodwill and other intangibles	17,832	16,401
Cash value of life insurance	17,221	16,834
Mortgage servicing rights	11,017	11,365
Other assets	9,038	5,575
Total assets	$1,038,577	$986,828

Liabilities and shareholders’ equity
Liabilities
Deposits
Non interest bearing demand	$158,357	$144,592
Interest bearing demand	131,084	130,628
Savings	119,359	104,444
Money market	173,666	181,426
Time deposits	257,753	241,462
Total deposits	840,219	802,552

Repurchase agreements	12,945	15,184
Federal Home Loan Bank advances	16,000	16,000
Trust preferred securities	10,310	10,310
Interest payable	1,191	909
Other liabilities	21,818	11,438
Total liabilities	902,483	856,393

Commitments & Contingent Liabilities	-	-

Shareholders’ Equity
Preferred stock, no par value; authorized 200,000 shares; 2019 - 0 shares outstanding, 2018 - 14,995 shares outstanding	-	13,979
Common stock, no par value; authorized 10,000,000 shares; 2019 - 8,180,712 shares issued, 2018 - 6,694,598 shares issued	54,463	40,485
Additional paid-in capital	15,023	15,226
Retained earnings	72,704	64,012
Accumulated other comprehensive income (loss)	659	(552)
Treasury stock, at cost; (2019 - 417,785 common shares, 2018 - 191,348 common shares)	(6,755)	(2,715)
Total shareholders’ equity	136,094	130,435
Total liabilities and shareholders’ equity	$1,038,577	$986,828

See Notes to Consolidated Financial Statements

SB Financial Group, Inc.

Consolidated Statements of Income

Years Ended December 31,

($ in thousands, except per share data)	2019	2018
Interest Income
Loans
Taxable	$40,529	$36,268
Tax exempt	300	154
Securities
Taxable	3,226	2,618
Tax exempt	345	439
Total interest income	44,400	39,479

Interest Expense
Deposits	8,660	5,314
Repurchase agreements & other	82	37
Federal Home Loan Bank advance expense	402	460
Trust preferred securities expense	430	401
Total interest expense	9,574	6,212

Net Interest Income	34,826	33,267
Provision for loan losses	800	600

Net interest income after provision for loan losses	34,026	32,667

Noninterest Income
Wealth management fees	3,093	2,871
Customer service fees	2,761	2,670
Gain on sale of mortgage loans & OMSR	8,413	6,870
Mortgage loan servicing fees, net	(397)	1,296
Gain on sale of non-mortgage loans	1,255	1,230
Title insurance income	1,120	-
Net gain on sale of securities	206	70
Gain (loss) on sale/disposal of assets	(5)	35
Other income	1,570	1,582
Total noninterest income	18,016	16,624

Noninterest Expense
Salaries and employee benefits	22,064	20,620
Net occupancy expense	2,603	2,397
Equipment expense	2,828	2,889
Data processing fees	1,973	1,811
Professional fees	2,476	1,848
Marketing expense	895	884
Telephone and communications	466	495
Postage and delivery expense	340	286
State, local and other taxes	1,092	719
Employee expense	795	912
Other expense	1,878	1,986
Total noninterest expense	37,410	34,847

Income before income tax	14,632	14,444

Provision for income taxes	2,659	2,806

Net Income	$11,973	$11,638

Preferred share dividends	950	975

Net income available to common shareholders	$11,023	$10,663

Basic earnings per common share	$1.71	$1.72

Diluted earnings per common share	$1.51	$1.51

See Notes to Consolidated Financial Statements

SB Financial Group, Inc.

Consolidated Statements of Comprehensive Income

Years Ended December 31,

($ in thousands)	2019	2018

Net income	$11,973	$11,638
Other comprehensive income:
Available for sale investment securities:
Gross unrealized holding gain (loss) arising in the period	1,327	(590)
Related tax (expense) benefit	(279)	124
Less: reclassification adjustment for gain realized in income	206	70
Related tax expense	(43)	(15)
Net effect on other comprehensive income	1,211	(411)
Total comprehensive income	$13,184	$11,227

See Notes to Consolidated Financial Statements

SB Financial Group, Inc.

Consolidated Statements of Stockholders’ Equity

Years Ended December 31,

	Preferred	Common	Additional Paid-in	Retained	Accumulated Other Comprehensive	Treasury
($ in thousands, except per share data)	Stock	Stock	Capital	Earnings	Income (Loss)	Stock	Total
January 1, 2019	$13,979	$40,485	$15,226	$64,012	$(552)	$(2,715)	$130,435
Net income				11,973			11,973
Other comprehensive income					1,211		1,211
Conversion of preferred to common	(13,979)	13,978					(1)
Stock reissue for purchase of Peak Title			22			117	139
Dividends on common, $0.36 per share				(2,331)			(2,331)
Dividends on preferred, $0.65 per share				(950)			(950)
Restricted stock vesting			(321)			321	-
Stock options exercised			(321)			572	251
Repurchased stock						(5,050)	(5,050)
Stock based compensation expense			417				417
December 31, 2019	$-	$54,463	$15,023	$72,704	$659	$(6,755)	$136,094

	Preferred	Common	Additional Paid-in	Retained	Accumulated Other Comprehensive	Treasury
($ in thousands, except per share data)	Stock	Stock	Capital	Earnings	Income (Loss)	Stock	Total
January 1, 2018	$13,983	$12,569	$15,405	$55,439	$(141)	$(3,255)	$94,000
Net income				11,638			11,638
Other comprehensive loss					(411)		(411)
Common stock issuance (1,666,666 shares)		27,912					27,912
Conversion of preferred to common	(4)	4					-
Dividends on common, $0.32 per share				(2,090)			(2,090)
Dividends on preferred, $0.65 per share				(975)			(975)
Restricted stock vesting			(257)			257	-
Stock options exercised			(200)			392	192
Repurchased stock						(109)	(109)
Stock based compensation expense			278				278
Balance, December 31, 2018	$13,979	$40,485	$15,226	$64,012	$(552)	$(2,715)	$130,435

See Notes to Consolidated Financial Statements

SB Financial Group, Inc.

Consolidated Statements of Cash Flows

Years Ended December 31,

($ in thousands)	2019	2018
Operating Activities
Net Income	$11,973	$11,638
Items not requiring (providing) cash
Depreciation and amortization	1,879	1,693
Provision for loan losses	800	600
Expense of share-based compensation plan	417	278
Amortization of premiums and discounts on securities	314	355
Amortization of intangible assets	8	10
Amortization of originated mortgage servicing rights	2,126	1,230
Impairment of mortgage servicing rights	1,094	61
Deferred income taxes	(279)	324
Proceeds from sale of loans held for sale	368,154	275,604
Originations of loans held for sale	(364,472)	(271,067)
Gain from sale of loans	(9,668)	(8,100)
Loss (gain) on sales of assets	5	(35)
Net gains on sales of securities	(206)	(70)
Changes in
Interest receivable	(284)	(997)
Other assets	(3,680)	(562)
Interest payable & other liabilities	10,648	2,888
Net cash provided by operating activities	18,829	13,850
Investing Activities
Purchases of available-for-sale securities	(38,455)	(29,281)
Proceeds from maturities of available-for-sale securities	22,527	18,042
Proceeds from sales of available-for-sale securities	7,375	2,185
Proceeds from sales of portfolio loans	11,265	-
Net change in loans	(65,504)	(76,503)
Purchase of premises, equipment	(2,043)	(1,999)
Proceeds from sales of premises, equipment	24	134
Purchase of bank owned life insurance	(50)	-
Purchase of Federal Reserve and Federal Home Loan Bank Stock	(525)	(375)
Proceeds from sale of foreclosed assets	372	210
Acquisition, net of cash acquired	(2,600)	-
Net cash used in investing activities	(67,614)	(87,587)

Financing Activities

Net increase in demand deposits, money market, interest checking & savings accounts	21,376	49,308
Net increase in certificates of deposit	16,291	23,644
Net increase (decrease) in securities sold under agreements to repurchase	(2,239)	102
Proceeds from Federal Home Loan Bank advances	-	13,000
Repayment of Federal Home Loan Bank advances	-	(15,500)
Net proceeds from share-based compensation plans	251	192
Stock repurchase plan	(5,050)	(109)
Issuance of common shares	139	27,912
Conversion of preferred stock	(1)	-
Dividends on common shares	(2,331)	(2,090)
Dividends on preferred shares	(950)	(975)
Net cash provided by financing activities	27,486	95,484
Increase (decrease) in cash and cash equivalents	(21,299)	21,747
Cash and cash equivalents, beginning of year	48,363	26,616
Cash and cash equivalents, end of year	$27,064	$48,363
Supplemental cash flow information
Interest paid	$9,292	$5,895
Income taxes paid	$3,084	$1,870
Fair value of assets acquired - premises and equipment	$1,161	$-
Supplemental non-cash disclosure
Initial recognition of right-of-use lease assets	$293	$-
Transfer of loans to loans held for sale	$11,114	$-
Transfer of loans to foreclosed assets	$551	$201
Transfer of loans to premises and equipment	$-	$670

See Notes to Consolidated Financial Statements

SB Financial Group, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2019 and 2018

Note 1: Organization and Summary of Significant Accounting Policies

Organization and Nature of Operations

SB Financial Group, Inc. (the “Company”) is a financial holding company whose principal activity is the ownership and management of its wholly-owned subsidiaries, The State Bank and Trust Company (“State Bank”), SBFG Title, LLC dba Peak Title Agency (“SBFG Title”), SB Captive, Inc. (“SB Captive”), RFCBC, Inc. (“RFCBC”), Rurbanc Data Services, Inc. dba RDSI Banking Systems (“RDSI”), and Rurban Statutory Trust II (“RST II”). State Bank owns all the outstanding stock of Rurban Mortgage Company (“RMC”), and State Bank Insurance, LLC (“SBI”). The Company is primarily engaged in providing a full range of banking and wealth management services to individual and corporate customers primarily located in Ohio, Indiana, and Michigan. The Company is subject to competition from other financial institutions, and regulated by certain federal and state agencies and undergoes periodic examinations by those regulatory authorities.

Principles of Consolidation

The Consolidated Financial Statements include the accounts of the Company, State Bank, SBFG Title, SB Captive, RFCBC, RDSI, RMC, RST II, and SBI. All significant intercompany accounts and transactions were eliminated in consolidation.

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

Cash Equivalents

The Company considers all liquid investments with original maturities of three months or less to be cash equivalents. At December 31, 2019 and 2018, cash equivalents consisted primarily of interest-bearing and noninterest bearing demand deposit balances held by correspondent banks.

At December 31, 2019, the Company’s correspondent cash accounts exceeded federally insured limits by $2.9 million. Additionally, the Company had approximately $9.5 million of cash held by the FRB and the FHLB, which is not federally insured.

Securities

Available-for-sale securities, which include any debt security for which the Company has no immediate plan to sell but which may be sold in the future, are carried at fair value. Unrealized gains and losses are recorded, net of related income tax effects, in other comprehensive income.

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

Mortgage Loans Held for Sale

Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or fair value in the aggregate. Net unrealized losses, if any, are recognized through a valuation allowance by charges to noninterest income. Gains and losses on loan sales are recorded in noninterest income. The Company utilizes third-party hedges to minimize the impact of interest rate risk fluctuations, and their impact is realized through noninterest income.

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

Derivatives

The Company utilizes derivative financial instruments to help manage exposure to interest rate risk and the effects that changes in interest rates may have on net income and the fair value of assets and liabilities. The Company enters into interest rate swap agreements as part of its asset liability management strategy to help manage its interest rate risk position. Additionally, the Company enters into forward contracts for the future delivery of mortgage loans to third-party investors and enters into interest rate lock commitments (“IRLCs”) with potential borrowers to fund specific mortgage loans that will be sold into the secondary market. The forward contracts are entered into in order to economically hedge the effect of changes in interest rates resulting from the Company’s commitment to fund the loans.

The IRLCs and forward contracts are not designated as accounting hedges and are recorded at fair value with the changes in fair value reflected in noninterest income on the consolidated statements of income. The fair value of derivative instruments with a positive fair value are reported in accrued income and other assets in the consolidated balance sheets, while the derivative instruments with a negative fair value are reported in accrued expenses and other liabilities in the consolidated balance sheets.

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

Share-Based Employee Compensation Plan

At December 31, 2019 and 2018, the Company had a share-based employee compensation plan (see Note 17 to the Consolidated Financial Statements).

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

The Company files consolidated income tax returns with its subsidiaries. With a few exceptions, the Company is no longer subject to U.S. Federal, State and Local examinations by tax authorities for the years before 2016. As of December 31, 2019, the Company had no uncertain income tax positions.

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

Revenue Recognition

The Company recognizes revenues as they are earned based on contractual terms, as transactions occur, or services are provided and collectability is reasonably assured. The Company’s principal source of revenue is interest income from loans and leases and investment securities. The Company also earns noninterest income from various banking and financial services offered through State Bank.

Interest income is the largest source of revenue for the Company which is primarily recognized on an accrual basis.

Noninterest income is earned through a variety of financial and transaction services provided to corporate and consumer clients such as trust and wealth advisory, deposit account, debit card, mortgage banking and insurance.

New and applicable accounting pronouncements:

ASU No. 2018-07: Compensation – Stock Compensation (Topic 718)

This ASU expands the scope of Topic 718, to include share-based payments issued to nonemployees for goods or services. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned. This ASU supersedes Subtopic 505-50, Equity-Based Payments to Non-Employees. The amendments in this ASU became effective for periods beginning after December 15, 2018. At this time, the Company does not have any share-based payments to nonemployees.

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

ASU No. 2016-02: Leases (Topic 842)

FASB issued ASU 2016-02, Leases. The new standard establishes a right-of-use asset model that requires a lessee to record an asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. As the Company owns most of its branch locations, the impact of adoption of this ASU resulted in a $0.2 million right-of-use asset and a corresponding lease obligation liability of $0.2 million. The right-of-use asset is included in other assets and the lease obligation liability is included in other liabilities in the Company’s December 31, 2019 consolidated balance sheet. The Company has given consideration to the materiality of their leases and has determined that the additional required disclosures for leases is immaterial to the consolidated financial statements.

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

ASU No. 2016-13: Financial Instruments – Credit Losses (Topic 326)

This ASU, which is commonly known as CECL, replaces the current GAAP incurred impairment methodology regarding credit losses with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The amendments in this update affect an entity to varying degrees depending on the credit quality of the assets held by the entity, their duration, and how the entity applies current GAAP.

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

On November 15, 2019, the FASB delayed the effective date for certain small public companies and other private companies. As the Company is currently a smaller reporting company, the amendment will delay the effective date of ASU No. 2016-13 to the fiscal year beginning after December 15, 2022.

While we are currently unable to reasonably estimate the impact of adopting ASU 2016-13, we expect that the impact of adoption will be significantly influenced by the composition, characteristics and quality of our loan and securities portfolios as well as the prevailing economic conditions and forecasts as of the adoption date. The Company implemented a process to track required data by utilizing accounting software in preparation for compliance. We anticipate being fully prepared for implementation by January 1, 2023.

Reclassifications:

Certain reclassifications have been made to prior period financial statements to conform to the current financial statement presentation. These reclassifications had no effect on net income.

Note 2: Earnings Per Share

Earnings per common share (“EPS”) is computed using the two-class method. Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the applicable period, excluding participating securities. Participating securities include non-vested restricted stock awards. Non-vested restricted stock awards are considered participating securities to the extent the holders of these securities receive non-forfeitable dividends at the same rate as holders of common shares. Diluted earnings per common share is computed using the weighted-average number of shares determined for the basic earnings per common share plus the convertible impact of preferred shares and the dilutive effect of stock compensation using the treasury stock method. EPS for the years ended December 31, 2019 and 2018 is computed as follows:

	Twelve Months Ended Dec. 31,
($ and outstanding shares in thousands - except per share data)	2019	2018

Distributed earnings allocated to common shares	$2,331	$2,090
Undistributed earnings allocated to common shares	8,675	8,558

Net earnings allocated to common shares	11,006	10,648
Net earnings allocated to participating securities	17	15
Dividends on convertible preferred shares	950	975

Net Income allocated to common shares and participating securities	$11,973	$11,638

Weighted average shares outstanding for basic earnings per share	6,456	6,198
Dilutive effect of stock compensation	46	61
Dilutive effect of preferred convertible shares	1,433	1,460

Weighted average shares outstanding for diluted earnings per share	7,935	7,719

Basic earnings per common share	$1.71	$1.72

Diluted earnings per common share	$1.51	$1.51

There were no anti-dilutive shares in 2019 or 2018.

Note 3: Available-for-Sale Securities

The amortized cost and appropriate fair values, together with gross unrealized gains and losses, of available-for-sale securities are as follows:

	Amortized	Gross Unrealized	Gross Unrealized
($ in thousands)	Cost	Gains	Losses	Fair Value
December 31, 2019:
U.S. Treasury and Government agencies	$12,023	$181	$(2)	$12,202
Mortgage-backed securities	77,892	492	(202)	78,182
State and political subdivisions	10,199	366	(1)	10,564

Totals	$100,114	$1,039	$(205)	$100,948

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
December 31, 2018:
U.S. Treasury and Government agencies	$18,597	$187	$(114)	$18,670
Mortgage-backed securities	61,868	114	(1,039)	60,943
State and political subdivisions	11,203	180	(27)	11,356

Totals	$91,668	$481	$(1,180)	$90,969

The amortized cost and fair value of securities available-for-sale at December 31, 2019, by contractual maturity, are shown below. Expected maturities differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
($ in thousands)	Cost	Value

Within one year	$3,566	$3,571
Due after one year through five years	7,209	7,340
Due after five years through ten years	5,783	5,954
Due after ten years	5,664	5,901
	22,222	22,766
Mortgage-backed securities	77,892	78,182

Totals	$100,114	$100,948

The fair value of securities pledged as collateral, to secure public deposits and for other purposes, was $34.8 million at December 31, 2019, and $30.7 million at December 31, 2018. Securities delivered for repurchase agreements (not included above) were $19.5 million at December 31, 2019 and $17.9 million at December 31, 2018.

Gross gains of $0.2 million was a reclassification from accumulated other comprehensive income and is included in the net gain on sales of securities for 2019. Gross gains of $0.07 million was a reclassification from accumulated other comprehensive income and is included in the net gain on sales of securities for 2018. The related tax expense for net security gains for 2019 was $0.04 million and for 2018 was $0.01 million and was a reclassification from accumulated other comprehensive income and is included in the income tax expense line in the income statement.

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments at December 31, 2019 and 2018, was $38.8 million and $59.0 million, respectively, which was approximately 38 percent and 65 percent, respectively, of the Company’s available-for-sale investment portfolio.

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

The following tables present securities with unrealized losses at December 31, 2019 and 2018:

	Less than 12 Months		12 Months or Longer		Total
($ in thousands) December 31, 2019	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Treasury and Government agencies	$872	$(1)	$2,598	$(1)	$3,470	$(2)
Mortgage-backed securities	30,692	(157)	4,264	(45)	34,956	(202)
State and political subdivisions	339	(1)	-	-	339	(1)

Totals	$31,903	$(159)	$6,862	$(46)	$38,765	$(205)

	Less than 12 Months		12 Months or Longer		Total
December 31, 2018	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Treasury and Government agencies	$1,417	$(8)	$7,870	$(106)	$9,287	$(114)
Mortgage-backed securities	10,613	(54)	37,495	(985)	48,108	(1,039)
State and political subdivisions	417	(6)	1,159	(21)	1,576	(27)

Totals	$12,447	$(68)	$46,524	$(1,112)	$58,971	$(1,180)

The unrealized loss on the securities portfolio decreased by $0.98 million as of December 31, 2019, from the prior year. Management reviews these securities on a quarterly basis and has determined that no impairment exists. Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concern warrants such evaluation. When the Company does not intend to sell a debt security, and it is more likely than not the Company will not have to sell the security before recovery of its cost basis, it recognizes the credit component of an other-than-temporary impairment of a debt security in earnings and the remaining portion in other comprehensive income.

Note 4: Loans and Allowance for Loan Losses

The following tables present the categories of loans at December 31, 2019 and 2018:

	Total Loans		Nonaccrual Loans
($ in thousands)	December 2019	December 2018	December 2019	December 2018

Commercial & industrial	$151,047	$127,041	$1,772	$731
Commercial real estate - owner occupied	98,488	95,651	1,362	-
Commercial real estate - nonowner occupied	268,294	245,140	464	218
Agricultural	50,994	52,012	-	-
Residential real estate	193,159	187,104	1,635	1,738
Home equity line of credit (HELOC)	48,070	47,382	249	208
Consumer	14,738	16,954	18	11

Total Loans	$824,790	$771,284	$5,500	$2,906

Net deferred costs	$720	$599

Total Loans, net deferred costs	$825,510	$771,883

Allowance for loan losses	$(8,755)	$(8,167)

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

Forward sale commitments are commitments to sell groups of residential mortgage loans that the Company originates or purchases as part of its mortgage banking activities. The Company commits to sell the loans at specified prices in a future period, typically within forty-five days. These commitments are acquired to reduce market risk on mortgage loans in the process of origination and mortgage loans held-for-sales since the Company is exposed to interest rate risk during the period between issuing a loan commitment and the sales of the loan into the secondary market.

Listed below is a summary of loan commitments, unused lines of credit and standby letters of credit as of December 31, 2019 and 2018.

($ in thousands)	2019	2018
Loan commitments and unused lines of credit	$187,855	$168,731
Standby letters of credit	2,657	2,145
Totals	$190,512	$170,876

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

Residential Real Estate, Home Equity Line of Credit (“HELOC”) and Consumer

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

The following tables present the balance of the allowance for loan and lease losses (“ALLL”) and the recorded investment in loans based on portfolio segment and impairment method as of December 31, 2019 and 2018:

($ in thousands)
For the Twelve Months Ended December 31, 2019	Commercial & industrial	Commercial real estate	Agricultural	Residential real estate	Consumer	Total

Beginning balance	$1,435	$2,923	$482	$2,567	$760	$8,167
Charge offs	(143)	-	-	(53)	(63)	(259)
Recoveries	9	1	-	14	23	47
Provision	582	678	(48)	(325)	(87)	800
Ending balance	$1,883	$3,602	$434	$2,203	$633	$8,755

	Commercial & industrial	Commercial real estate	Agricultural	Residential real estate	Consumer	Total
Loans Receivable at December 31, 2019
Allowance:
Ending balance: individually evaluated for impairment	$511	$147	$-	$68	$-	$726
Ending balance: collectively evaluated for impairment	$1,372	$3,455	$434	$2,135	$633	$8,029

Totals	$1,883	$3,602	$434	$2,203	$633	$8,755

Loans:
Ending balance: individually evaluated for impairment	$1,722	$1,558	$-	$2,274	$31	$5,585
Ending balance: collectively evaluated for impairment	$149,325	$365,224	$50,994	$190,885	$62,777	$819,205

Totals	$151,047	$366,782	$50,994	$193,159	$62,808	$824,790

($ in thousands)
For the Twelve Months Ended December 31, 2018	Commercial & industrial	Commercial real estate	Agricultural	Residential real estate	Consumer	Total

Beginning balance	$823	$3,779	$505	$2,129	$694	$7,930
Charge offs	(227)	(42)	-	(30)	(108)	(407)
Recoveries	1	28	-	2	13	44
Provision	838	(842)	(23)	466	161	600
Ending balance	$1,435	$2,923	$482	$2,567	$760	$8,167

	Commercial & industrial	Commercial real estate	Agricultural	Residential real estate	Consumer	Total
Loans Receivable at December 31, 2018
Allowance:
Ending balance: individually evaluated for impairment	$61	$-	$-	$73	$4	$138
Ending balance: collectively evaluated for impairment	$1,374	$2,923	$482	$2,494	$756	$8,029

Totals	$1,435	$2,923	$482	$2,567	$760	$8,167

Loans:
Ending balance: individually evaluated for impairment	$700	$283	$-	$2,111	$190	$3,284
Ending balance: collectively evaluated for impairment	$126,341	$340,508	$52,012	$184,993	$64,146	$768,000

Totals	$127,041	$340,791	$52,012	$187,104	$64,336	$771,284

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

The following tables present the credit risk profile of the Company’s loan portfolio based on rating category as of December 31, 2019 and 2018:

($ in thousands)
December 31, 2019	Commercial & industrial	Commercial real estate - owner occupied	Commercial real estate - nonowner occupied	Agricultural	Residential real estate	HELOC	Consumer	Total
Pass (1 - 4)	$147,667	$96,836	$265,839	$50,994	$190,438	$47,787	$14,706	$814,267
Special Mention (5)	597	-	543	-	-	-	-	1,140
Substandard (6)	1,444	290	1,663	-	2,689	283	32	6,401
Doubtful (7)	1,339	1,362	249	-	32	-	-	2,982
Loss (8)	-	-	-	-	-	-	-	-
Total Loans	$151,047	$98,488	$268,294	$50,994	$193,159	$48,070	$14,738	$824,790

December 31, 2018	Commercial & industrial	Commercial real estate - owner occupied	Commercial real estate - nonowner occupied	Agricultural	Residential real estate	HELOC	Consumer	Total
Pass (1 - 4)	$123,861	$95,651	$243,188	$51,702	$184,581	$47,148	$16,854	$762,985
Special Mention (5)	680	-	20	310	-	-	-	1,010
Substandard (6)	2,305	-	1,714	-	2,488	234	100	6,841
Doubtful (7)	195	-	218	-	35	-	-	448
Loss (8)	-	-	-	-	-	-	-	-
Total Loans	$127,041	$95,651	$245,140	$52,012	$187,104	$47,382	$16,954	$771,284

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

The following tables present the Company’s loan portfolio aging analysis as of December 31, 2019 and 2018:

($ in thousands) December 31, 2019	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans Receivable

Commercial & industrial	$64	$-	$312	$376	$150,671	$151,047
Commercial real estate - owner occupied	-	-	-	-	98,488	98,488
Commercial real estate - nonowner occupied	-	-	215	215	268,079	268,294
Agricultural	13	-	-	13	50,981	50,994
Residential real estate	309	415	644	1,368	191,791	193,159
HELOC	166	91	56	313	47,757	48,070
Consumer	65	93	14	172	14,566	14,738
Total Loans	$617	$599	$1,241	$2,457	$822,333	$824,790

December 31, 2018	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans Receivable

Commercial & industrial	$120	$-	$661	$781	$126,260	$127,041
Commercial real estate - owner occupied	-	-	-	-	95,651	95,651
Commercial real estate - nonowner occupied	342	1	-	343	244,797	245,140
Agricultural	-	-	-	-	52,012	52,012
Residential real estate	2,391	824	372	3,587	183,517	187,104
HELOC	163	16	55	234	47,148	47,382
Consumer	14	63	23	100	16,854	16,954
Total Loans	$3,030	$904	$1,111	$5,045	$766,239	$771,284

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

The following tables present impaired loan activity for the twelve months ended December 31, 2019 and 2018:

($ in thousands)	Recorded	Unpaid Principal	Related	Average Recorded	Interest Income
Twelve Months Ended December 31, 2019	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Commercial & industrial	$722	$1,092	$-	$1,377	$114
Commercial real estate - owner occupied	-	-	-	-	-
Commercial real estate - nonowner occupied	196	197	-	259	21
Agricultural	-	-	-	-	-
Residential real estate	1,621	1,687	-	2,001	106
HELOC	16	16		18	1
Consumer	15	15	-	19	1
With a specific allowance recorded:
Commercial & industrial	1,000	1,000	511	823	49
Commercial real estate - owner occupied	1,362	1,362	147	1,362	38
Commercial real estate - nonowner occupied	-	-	-	-	-
Agricultural	-	-	-	-	-
Residential real estate	653	653	68	666	31
HELOC	-	-	-	-	-
Consumer	-	-	-	-	-
Totals:
Commercial & industrial	$1,722	$2,092	$511	$2,200	$163
Commercial real estate - owner occupied	$1,362	$1,362	$147	$1,362	$38
Commercial real estate - nonowner occupied	$196	$197	$-	$259	$21
Agricultural	$-	$-	$-	$-	$-
Residential real estate	$2,274	$2,340	$68	$2,667	$137
HELOC	$16	$16	$-	$18	$1
Consumer	$15	$15	$-	$19	$1

($ in thousands)	Recorded	Unpaid Principal	Related	Average Recorded	Interest Income
Twelve Months Ended December 31, 2018	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Commercial & industrial	$575	$802	$-	$370	$21
Commercial real estate - owner occupied	-	-	-	-	-
Commercial real estate - nonowner occupied	283	283	-	336	21
Agricultural	-	-	-	-	-
Residential real estate	1,249	1,292	-	1,995	91
HELOC	20	20	-	21	1
Consumer	93	93	-	104	7
With a specific allowance recorded:
Commercial & industrial	125	125	61	127	21
Commercial real estate - owner occupied	-	-	-	-	-
Commercial real estate - nonowner occupied	-	-	-	-	-
Agricultural	-	-	-	-	-
Residential real estate	862	888	73	426	20
HELOC	-	-	-	-	-
Consumer	77	77	4	91	6
Totals:
Commercial & industrial	$700	$927	$61	$497	$42
Commercial real estate - owner occupied	$-	$-	$-	$-	$-
Commercial real estate - nonowner occupied	$283	$283	$-	$336	$21
Agricultural	$-	$-	$-	$-	$-
Residential real estate	$2,111	$2,180	$73	$2,421	$111
HELOC	$20	$20	$-	$21	$1
Consumer	$170	$170	$4	$195	$13

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

There were no new TDRs during the period ended December 31, 2018.

The following table represents new TDR activity for the twelve months ended December 31, 2019:

($ in thousands)	Number of Loans	Pre-Modification Recorded Balance	Post Modification Recorded Balance

Commercial & industrial	3	$763	$763

Total modifications	3	$763	$763

	Interest			Total
	Only	Term	Combination	Modification

Commercial & industrial	$150	$613	$-	$763

Total modifications	$150	$613	$-	$763

There were no TDRs modified during the past twelve months that have subsequently defaulted.

Note 5: Mortgage Banking and Servicing Rights

Mortgage loans serviced for others are not included in the accompanying balance sheets. The unpaid principal balance of mortgage loans serviced for others approximated $1.2 billion and $1.1 billion at December 31, 2019 and 2018. Contractually specified servicing fees of approximately $2.6 million and $2.6 million were included in mortgage loan servicing fees in the income statement for the years ended December 31, 2019 and 2018, respectively.

The following table summarizes mortgage servicing rights capitalized and related amortization, along with activity in the related valuation allowance:

($ in thousands)	2019	2018

Carrying amount, beginning of year	$11,365	$9,907
Mortgage servicing rights capitalized during the year	2,872	2,749
Mortgage servicing rights amortization during the year	(2,126)	(1,230)
Net change in valuation allowance	(1,094)	(61)
Carrying amount, end of year	$11,017	$11,365

Valuation allowance:
Beginning of year	$212	$151
Increase (reduction)	1,094	61
End of year	$1,306	$212

Fair value, beginning of period	$12,672	$11,338
Fair value, end of period	$11,864	$12,672

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

Additionally, the Company enters into forward contracts for the future delivery of mortgage loans to third-party investors and enters into IRLCs with potential borrowers to fund specific mortgage loans that will be sold into the secondary market. The forward contracts that are entered into, economically hedge the effect of changes in interest rates resulting from the Company’s commitment to fund the loans. The IRLCs and forward contracts are not designated as accounting hedges and are recorded at fair value with changes in fair value reflected in noninterest income on the consolidated statements of income. The fair value of derivative instruments with a positive fair value are reported in accrued income and other assets in the consolidated balance sheets, while derivative instruments with a negative fair value are reported in accrued expenses and other liabilities in the consolidated balance sheets.

The table below presents the notional amount and fair value of the Company’s interest rate swaps, IRLCs and forward contracts utilized as of December 31, 2019 and 2018.

	December 31, 2019		December 31, 2018
($ in thousands)	Notional	Fair	Notional	Fair
	Amount	Value	Amount	Value
Asset Derivatives
Derivatives not designated as hedging instruments
Interest rate swaps associated with loans	$82,826	$2,846	$49,927	$687
IRLCs	16,347	55	9,896	83
Total contracts	$99,173	$2,901	$59,823	$770

Liability Derivatives
Derivatives not designated as hedging instruments
Interest rate swaps associated with loans	$82,826	$(2,846)	$49,927	$(687)
Forward contracts	22,000	(32)	14,500	(113)
Total contracts	$104,826	$(2,878)	$64,427	$(800)

The fair value of interest rate swaps were estimated using a discounted cash flow method that incorporates current market interest rates as of the balance sheet date. Fair values of IRLCs and forward contracts were estimated using changes in mortgage interest rates from the date the Company entered into the IRLC and the balance sheet date.

The following table presents the amounts included in the consolidated statements of income for non-hedging derivative financial instruments for the twelve months ended December 31, 2019 and 2018.

		Amount of gain (loss)
($ in thousands)	Statement of income classification	2019	2018
Interest rate swap contracts	Other income	$513	$146
Interest rate swap contracts	Other expense	(41)	-
IRLCs	Gain on sale of mortgage loans & OMSR	(28)	76
Forward contracts	Gain on sale of mortgage loans & OMSR	81	(90)

The following table shows the offsetting of financial assets and derivative assets at December 31, 2019 and 2018.

($ in thousands)	Gross amounts	Gross amounts offset in the	Net amounts of assets presented in	Gross amounts not offset in the consolidated balance sheet
	of recognized assets	consolidated balance sheet	the consolidated balance sheet	Financial instruments	Cash collateral received	Net amount

December 31, 2019 Interest rate swaps	$2,901	$55	$2,846	$-	$-	$2,846

December 31, 2018 Interest rate swaps	$1,272	$585	$687	$-	$310	$377

The following table shows the offsetting of financial liabilities and derivative liabilities at December 31, 2019 and 2018.

($ in thousands)	Gross amounts	Gross amounts offset in the	Net amounts of liabilities presented in	Gross amounts not offset in the consolidated balance sheet
	of recognized liabilities	consolidated balance sheet	the consolidated balance sheet	Financial instruments	Cash collateral pledged	Net amount

December 31, 2019 Interest rate swaps	$2,901	$55	$2,846	$-	$3,242	$(396)

December 31, 2018 Interest rate swaps	$1,272	$585	$687	$-	$-	$687

Note 7: Premises and Equipment

Major classifications of premises and equipment stated at cost were as follows at December 31:

($ in thousands)	2019	2018

Land	$3,945	$3,561
Buildings and improvements	26,953	24,251
Equipment	10,786	11,995
Construction in process	128	1,098
	41,812	40,905

Less accumulated depreciation	(18,427)	(18,821)

Net premises and equipment	$23,385	$22,084

Note 8: Goodwill and Intangibles

On March 15, 2019, the Company purchased all of the assets of a title agency through a newly-formed, wholly-owned subsidiary, SBFG Title, LLC. This acquisition resulted in approximately $1.4 million in goodwill. The balance of goodwill as of December 31, 2019 was $17.8 million and at December 31, 2018, $16.4 million, respectively.

Impairment exists when a reporting unit’s carrying value of goodwill exceeds its fair value. Goodwill is tested on the last day of the last quarter of each calendar year. At December 31, 2019, the Company’s reporting unit had positive equity and the Company elected to perform a qualitative assessment to determine if it was more likely than not that the fair value of the reporting unit exceeded its carrying value, including goodwill. The qualitative assessment indicated that it was more likely than not that the fair value of the reporting unit exceeded its carrying value, resulting in no impairment.

Carrying basis and accumulated amortization of intangible assets were as follows at December 31:

	2019		2018
($ in thousands)	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Core deposits intangible	$4,698	$(4,692)	$4,698	$(4,688)
Customer relationship intangible	200	(166)	200	(162)
Banking intangibles	$4,898	$(4,858)	$4,898	$(4,850)

Amortization expense for intangibles for the years ended December 31, 2019 and 2018 was $0.01 and $0.01 million, respectively. Estimated amortization expense for each of the following five years is immaterial.

Note 9: Interest-Bearing Deposits

Interest-bearing time deposits in denominations of $250,000 or more totaled $36.2 million on December 31, 2019 and $26.6 million on December 31, 2018. Certificates of deposit obtained from brokers totaled approximately $5.2 million and $13.2 million at December 31, 2019 and 2018, respectively, and mature between 2020 and 2021.

At December 31, 2019, the scheduled maturities of time deposits were as follows:

($ in thousands)
2020	$154,391
2021	64,146
2022	26,932
2023	9,005
2024	3,097
Thereafter	182

Total	$257,753

Included in time deposits at December 31, 2019 and 2018 were $88.3 million and $72.6 million, respectively, of deposits which were obtained through the Certificate of Deposit Account Registry Service (“CDARS”). This service allows deposit customers to maintain fully insured balances in excess of the $250,000 FDIC limit without the inconvenience of having multi-banking relationships. Under the reciprocal program that the Company is currently participating in, customers agree to allow their deposits to be placed with other participating banks in the CDARS program in insurable amounts under $250,000. In exchange, other banks in the program agree to place their deposits with the Company also in insurable amounts under $250,000.

Note 10: Short-Term Borrowings

($ in thousands)	2019	2018

Securities Sold Under Repurchase Agreements	$12,945	$15,184

The Company has retail repurchase agreements to facilitate cash management transactions with commercial customers. Securing these obligations are agency securities of $4.5 and $3.1 million for 2019 and 2018, respectively, and mortgage-backed securities of $15.0 and $14.8 million for 2019 and 2018, respectively, which are held at the FHLB. This collateral has maturities from 2022 through 2044. At December 31, 2019, retail repurchase agreements totaled $12.9 million. The maximum amount of outstanding agreements at any month end during 2019 and 2018 totaled $22.7 and $18.3 million, respectively, and the monthly average of such agreements totaled $15.3 and $16.5 million, respectively. The retail repurchase agreements mature within one month.

At December 31, 2019 and December 31, 2018, the Company had $41.0 million in federal funds lines, of which none were drawn.

Note 11: Federal Home Loan Bank Advances

The FHLB advances were secured by $165.0 million in mortgage loans at December 31, 2019. Advances, at interest rates from 1.84 to 2.93 percent, are subject to restrictions or penalties in the event of prepayment. Aggregate annual maturities of FHLB advances at December 31, 2019, were:

($ in thousands)	Debt
2020	$8,000
2021	2,500
2022	3,000
2023	2,500
Total	$16,000

Note 12: Trust Preferred Securities

On September 15, 2005, RST II, a wholly-owned subsidiary of the Company, closed a pooled private offering of 10,000 Capital Securities with a liquidation amount of $1,000 per security. The proceeds of the offering were loaned to the Company in exchange for junior subordinated debentures with terms similar to the Capital Securities. Distributions on the Capital Securities are payable quarterly at a variable rate that is based upon the 3-month LIBOR plus 1.80 percent and are included in interest expense in the consolidated financial statements. These securities may be included in Tier 1 capital and may be prepaid at anytime without penalty (with certain limitations applicable) under current regulatory guidelines and interpretations. The balance of the Capital Securities as of December 31, 2019 and 2018 was $10.3 million, with a maturity date of September 15, 2035.

Note 13: Income Taxes

The provision for income taxes includes these components:

	For The Year Ended December 31,
($ in thousands)	2019	2018
Taxes currently payable	$2,938	$2,482
Deferred provision	(279)	324
Income tax expense	$2,659	$2,806

A reconciliation of income tax expense at the statutory rate to the Company’s actual income tax expense is shown below:

	For The Year Ended December 31,
($ in thousands)	2019	2018
Computed at the statutory rate (21%)	$3,073	$3,033
Increase (decrease) resulting from
Tax exempt interest	(113)	(118)
BOLI income	(71)	(75)
Stock compensation	(45)	(43)
Other	(185)	9
Actual tax expense	$2,659	$2,806

The tax effects of temporary differences related to deferred taxes shown on the balance sheets are:

	For The Year Ended December 31,
($ in thousands)	2019	2018
Deferred tax assets
Allowance for loan losses	$1,838	$1,715
Net deferred loan fees	53	61
Unrealized losses on available-for-sale securities	-	147
Other	659	215
	2,550	2,138
Deferred tax liabilities
Depreciation	(1,009)	(950)
Mortgage servicing rights	(2,378)	(2,464)
Unrealized gains on available-for-sale securities	(175)	-
Purchase accounting adjustments	(1,227)	(1,162)
Prepaids	(447)	(205)
FHLB stock dividends	(288)	(288)
	(5,524)	(5,069)

Net deferred tax liability	$(2,974)	$(2,931)

Note 14: Accumulated Other Comprehensive Income

The following table presents reclassifications out of accumulated other comprehensive income related to unrealized gains and losses on available-for-sale securities for the two years ending December 31:

($ in thousands)	2019	2018	Affected Line Item in Income Statement

Realized gains included in net income	$206	$70	Gains on investment securities

	206	70	Income before income taxes

Tax effect	(43)	(15)	Provision for income taxes

Net of Tax	$163	$55	Net income

Note 15: Regulatory Matters

As of December 31, 2019, based on its call report computations, State Bank was classified as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, State Bank must maintain capital ratios as set forth in the table below. There are no conditions or events since December 31, 2019 that management believes have changed State Bank’s capital classification.

State Bank’s actual capital amounts and ratios are presented in the following table. Capital levels are presented for the State Bank only as the Company is exempt from quarterly reporting at the holding company level:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Procedures
($ in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2019
Tier I Capital to average assets	$116,884	11.36%	$41,165	4.0%	$51,456	5.0%
Tier I Common equity capital to risk-weighted assets	116,884	12.46%	42,204	4.5%	60,962	6.5%

Tier I Capital to risk-weighted assets	116,884	12.46%	56,273	6.0%	75,030	8.0%
Total Risk-based capital to risk-weighted assets	125,639	13.40%	75,030	8.0%	93,788	10.0%

As of December 31, 2018
Tier I Capital to average assets	$110,022	11.23%	$39,183	4.0%	$48,979	5.0%
Tier I Common equity capital to risk-weighted assets	110,022	12.57%	39,386	4.5%	56,890	6.5%

Tier I Capital to risk-weighted assets	110,022	12.57%	52,514	6.0%	70,019	8.0%
Total Risk-based capital to risk-weighted assets	118,189	13.50%	70,019	8.0%	87,524	10.0%

The above minimum capital requirements exclude the capital conservation buffer required to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers. The capital conservation buffer was phased beginning in 2015 and was fully phased in at 2.50 percent at January 1, 2019. The net unrealized gain or loss on available-for-sale securities is not included in computing regulatory capital. Management believes as of December 31, 2019, State Bank met all capital adequacy requirements to which they are subject.

Note 16: Employee Benefits

The Company has instituted a long-term incentive program, with the objective of rewarding senior management with restricted shares of the Company, in addition to the existing stock option program (see Note 17 to the Consolidated Financial Statements).

The Company has a retirement savings 401(k) plan covering substantially all employees. The Company contributes a safe harbor matching contribution equal to 100% of an employees’ salary deferral amounts up to 4% of the employees’ eligible compensation. Employees are immediately vested in their voluntary contributions and in any Company safe harbor matching contributions. Any discretionary contribution made by the Company is fully vested after three years of credited service. Employer contributions charged to expense for 2019 and 2018 were $0.6 and $0.5 million, respectively.

Also, the Company has Supplemental Executive Retirement Plan (“SERP”) Agreements with certain active and retired officers. The agreements provide monthly payments for up to 15 years that equal 15 percent to 25 percent of average compensation prior to retirement or death. The charges to expense for the current agreements were $0.3 and $0.3 million for 2019 and 2018, respectively.

Additional life insurance is provided to certain officers through a bank-owned life insurance policy (“BOLI”). By way of a separate split-dollar agreement, the policy interests are divided between the Company and the insured’s beneficiary. The Company owns the policy cash value and a portion of the policy net death benefit, over and above the cash value assigned to the insured’s beneficiary. The cash surrender value of all life insurance policies totaled $17.2 and $16.8 million at December 31, 2019 and 2018, respectively.

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

Benefit expense for the value of the stock purchased is recorded equal to the fair market value of the stock when contributions, which are determined annually by the Board of Directors of the Company, are made to the ESOP. Allocated shares in the ESOP at December 31, 2019 and 2018, were 415,286 and 440,359, respectively.

Dividends on allocated shares are recorded as dividends and charged to retained earnings. Compensation expense is recorded equal to the fair market value of the stock when contributions, which are determined annually by the Board of Directors of the Company, are made to the ESOP. ESOP expense for the years ended December 31, 2019 and 2018 was $0.0 and $0.2 million, respectively.

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

The 2008 Plan, which was approved by the shareholders in April 2008, permitted the grant or award of incentive stock options, nonqualified stock options, stock appreciation rights, and restricted stock for up to 250,000 Common Shares of the Company.

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

Option awards are granted with an exercise price equal to the market price of the Company’s stock at the date of grant and those option awards vest based on 5 years of continuous service and have 10-year contractual terms. The fair value of each option award was estimated on the date of grant using the Black-Scholes valuation model. No options were granted in 2019 or 2018. There was no compensation expense charged against income with respect to option awards under the Plans for 2019 or 2018.

A summary of incentive stock option activity under the Company’s plans as of December 31, 2019 and changes during the year ended is presented below:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Term	Aggregate Intrinsic Value

Outstanding, beginning of year	64,000	$6.99
Granted	-	-
Exercised	(35,750)	7.00
Forfeited	-	-
Expired	-	-
Outstanding, end of year	28,250	$6.98	0.13	$359,058

Exercisable, end of year	28,250	$6.98	0.13	$359,058

During 2019, the 35,750 option shares exercised had a total intrinsic value of $0.4 million and the cash received from these exercised options was $0.2 million. The tax benefit from these transactions was immaterial.

As of December 31, 2019, there was no unrecognized compensation cost related to incentive option share-based compensation arrangements granted under the 2008 Plan.

On February 5, 2013, the Company adopted a Long Term Incentive (“LTI”) Plan. The LTI Plan awards restricted stock in the Company to certain key executives under the 2008 and 2017 Plans. These restricted stock awards vest over a four-year period and are intended to assist the Company in retention of key executives. During 2019 and 2018, the Company met certain performance targets and restricted stock awards were approved by the Board. The compensation cost charged against income for the LTI Plan was $0.4 and $0.3 million for 2019 and 2018, respectively. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $0.1 and $0.1 million for 2019 and 2018, respectively.

A summary of restricted stock activity under the Company’s LTI Plan as of December 31, 2019 (issued under both the 2008 and 2017 plan) and changes during the year ended is presented below:

	Shares	Weighted-Average Value per Share

Nonvested, beginning of year	46,894	$16.31

Granted	27,590	18.06
Vested	(25,010)	16.05
Forfeited	(5,733)	17.53

Nonvested, end of year	43,741	$17.41

As of December 31, 2019, there was $0.5 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements related to the restricted stock awards under the 2008 and 2017 Plan which were granted in accordance with the LTI Plan. That cost is expected to be recognized over a weighted-average period of 1.68 years.

Note 18: Preferred Stock

On December 23, 2014, the Company completed its public offering of 1,500,000 depositary shares, each representing a 1/100th ownership interest in a 6.50 percent Noncumulative Convertible Perpetual Preferred Share, Series A (“Series A Preferred Shares”), of the Company with a liquidation preference of $1,000 per share (equivalent to $10.00 per depositary shares). The Company sold the maximum of 1,500,000 depositary shares in the offering, resulting in gross proceeds to the Company of $15.0 million. Net proceeds to the Company after all expenses related to the offering were $14.0 million.

On December 26, 2019, the Company exercised its right to convert all of its Series A Preferred Shares and all of its depositary shares, representing interests in the Series A Preferred Shares, into common shares, no par value, of the Company (“Common Shares”) in accordance with the terms of the Series A Preferred Shares and depositary shares.

Each outstanding Series A Preferred Share converted into the right to receive 990 Common Shares, and each outstanding depositary share converted into the right to receive 0.9908093 Common Shares based on the December 26th conversion price of $10.09276. There were 1,412,425 depositary shares and 1,412 underlying Series A Preferred Shares issued and outstanding. A total of 1,399,443 Common Shares were issued as a result of the conversion. No fractional Common Shares were issued upon conversion of the depositary shares and Series A Preferred Shares; instead, cash was paid in lieu of any fractional Common Share in an amount equal to the fraction multiplied by $18.49, which was the average closing price of the Common Shares during the previous 30 consecutive trading days.

The Company paid its last dividend on the depositary shares (and underlying Series A Preferred Shares) on December 15, 2019. No further dividends will be accrued, declared or paid on the depositary shares or underlying Series A Preferred Shares following the December 26, 2019 Conversion Date.

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

Forward contracts

The fair values of forward contracts on to-be-announced securities are determined using quoted prices in active markets, or benchmarked thereto (Level 1).

Interest Rate Lock Commitments

The fair value of IRLCs are determined using the projected sale price of individual loans based on changes in the market interest rates, projected pull-through rates (the probability that an IRLC will ultimately result in an originated loan), the reduction in the value of the applicant’s option due to the passage of time, and the remaining origination costs to be incurred based on management’s estimate of market costs (Level 3).

The following table presents the fair value measurements of securities measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fell at December 31, 2019 and 2018:

Fair Value Measurements Using:

($ in thousands) Available-for-sale securities:	Fair Values at 12/31/2019	(Level 1)	(Level 2)	(Level 3)

U.S. Treasury and Government Agencies	$12,202	$-	$12,202	$-
Mortgage-backed securities	78,182	-	78,182	-
State and political subdivisions	10,564	-	10,564	-
Interest rate contracts - assets	2,846	-	2,846	-
Interest rate contracts - liabilities	(2,846)	-	(2,846)	-
Forward contracts	(32)	(32)	-	-
IRLCs	55			55

Fair Value Measurements Using:

($ in thousands) Available-for-sale securities:	Fair Values at 12/31/2018	(Level 1)	(Level 2)	(Level 3)

U.S. Treasury and Government Agencies	$18,670	$-	$18,670	$-
Mortgage-backed securities	60,943	-	60,943	-
State and political subdivisions	11,356	-	11,356	-
Interest rate contracts - assets	687	-	687	-
Interest rate contracts - liabilities	(687)	-	(687)	-
Forward contracts	(113)	(113)	-	-
IRLCs	83			83

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

Collateral-dependent Impaired Loans, Net of ALLL

Loans for which it is probable the Company will not collect all principal and interest due according to contractual terms are measured for impairment. The estimated fair value of collateral-dependent impaired loans is based on the appraised value of the collateral, less estimated cost to sell. Collateral-dependent impaired loans are classified within Level 3 of the fair value hierarchy. This method requires obtaining independent appraisals of the collateral from a list of preapproved appraisers, which are reviewed for accuracy and consistency by the Company. The appraised values are reduced by applying a discount factor to the value based on the Company’s loan review policy. All impaired loans held by the Company were collateral dependent at December 31, 2019 and 20187.

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

The following table presents the fair value measurements of assets measured at fair value on a non-recurring basis and the level within the fair value hierarchy in which the fair value measurements fell at December 31, 2019 and 2018:

($ in thousands)	Fair values at 12/31/2019	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$2,527	$-	$-	$2,527
Mortgage servicing rights	5,084	-	-	5,084
IRLCs	55			55

($ in thousands)	Fair values at 12/31/2018	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$1,027	$-	$-	$1,027
Mortgage servicing rights	3,191	-	-	3,191
IRLCs	83			83

Level 1 - quoted prices in active markets for identical assets

Level 2 - significant other observable inputs

Level 3 - significant unobservable inputs

Unobservable (Level 3) Inputs

The following tables present quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements at December 31, 2019 and 2018:

	Fair value at	Valuation		Range (weighted-
($ in thousands)	12/31/2019	technique	Unobservable inputs	average)

Collateral-dependent impaired loans	$2,527	Market comparable properties	Comparability adjustments (%)	2 - 62% (28%)
Mortgage servicing rights	5,084	Discounted cash flow	Discount Rate	9.36%
			Constant prepayment rate	10.19%
IRLCs	55	Discounted cash flow	P&I earnings credit	1.78%
			T&I earnings credit	1.93%
			Inflation for cost of servicing	1.50%

	Fair Value at	Valuation		Range (weighted-
($ in thousands)	12/31/2018	technique	Unobservable inputs	average)

Collateral-dependent impaired loans	$1,027	Market comparable properties	Comparability adjustments (%)	20 - 35% (29%)
Mortgage servicing rights	3,191	Discounted cash flow	Discount Rate	10.30%
			Constant prepayment rate	7.02%
IRLCs	83	Discounted cash flow	P&I earnings credit	2.51%
			T&I earnings credit	3.02%
			Inflation for cost of servicing	1.50%

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

Loans

The estimated fair value of loans follows the guidance in ASU 2016-01, which prescribes an “exit price” approach in estimating and disclosing fair value of financial instruments. The fair value calculation at that date discounted estimated future cash flows using rates that incorporated discounts for credit, liquidity, and marketability factors.

Deposits, Repurchase Agreements & FHLB Advances

Deposits include demand deposits, savings accounts and certain money market deposits. The carrying amount approximates the fair value. The estimated fair value for fixed-maturity time deposits, as well as borrowings, is based on estimates of the rate the Company could pay on similar instruments with similar terms and maturities at December 31, 2019 and 2018.

Loan Commitments

The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. The estimated fair values for other financial instruments and off-balance-sheet loan commitments approximate cost at December 31, 2019 and 2018 and are not considered significant to this presentation.

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

($ in thousands)	Carrying	Fair	Fair value measurements using
December 31, 2019	amount	value	(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and due from banks	$27,064	$27,064	$27,064	$-	$-
Loans held for sale	7,258	7,419	-	7,419	-
Loans, net of allowance for loan losses	816,755	804,808	-	-	804,808
Federal Reserve and FHLB Bank stock, at cost	4,648	4,648	-	4,648	-
Interest receivable	3,106	3,106	-	3,106	-

Financial liabilities
Deposits	$840,219	$840,272	$582,466	$257,806	$-
Repurchase agreements	12,945	12,945	-	12,945	-
FHLB advances	16,000	16,149	-	16,149	-
Trust preferred securities	10,310	9,201	-	9,201	-
Interest payable	1,191	1,191	-	1,191	-

($ in thousands)	Carrying	Fair	Fair value measurements using
December 31, 2018	amount	value	(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and due from banks	$48,363	$48,363	$48,363	$-	$-
Loans held for sale	4,445	4,589	-	4,589	-
Loans, net of allowance for loan losses	763,716	757,469	-	-	757,469
Federal Reserve and FHLB Bank stock, at cost	4,123	4,123	-	4,123	-
Interest receivable	2,822	2,822	-	2,822	-

Financial liabilities
Deposits	$802,552	$799,726	$561,090	$238,636	$-
Repurchase agreements	15,184	15,184	-	15,184	-
FHLB advances	16,000	15,848	-	15,848	-
Trust preferred securities	10,310	10,233	-	10,233	-
Interest payable	909	909	-	909	-

Note 20: Parent Company Financial Information

Presented below is condensed financial information of the parent company only:

Condensed Balance Sheets

($ in thousands)	2019	2018
Assets
Cash & cash equivalents	$7,457	$14,038
Investment in banking subsidiaries	134,244	126,507
Investment in nonbanking subsidiaries	4,883	1,232
Other assets	192	224

Total assets	$146,776	$142,001
Liabilities
Trust preferred securities	$10,000	$10,000
Borrowings from nonbanking subsidiaries	310	310
Other liabilities & accrued interest payable	372	1,256

Total liabilities	10,682	11,566

Stockholders’ equity	136,094	130,435

Total liabilities and stockholders’ equity	$146,776	$142,001

Condensed Statements of Income

($ in thousands)	2019	2018
Dividends from subsidiaries:
Banking subsidiaries	$6,000	$-
Nonbanking subsidiaries	575	-
Total income	6,575	-
Expenses
Interest expense	414	401
Other expense	1,773	1,327
Total expenses	2,187	1,728
Income before income tax	4,388	(1,728)
Income tax benefit	(508)	(409)
Income before equity in undistributed income of subsidiaries	4,896	(1,319)
Equity in undistributed income of subsidiaries
Banking subsidiaries	6,526	12,942
Nonbanking subsidiaries	551	15
Total	7,077	12,957
Net income	11,973	11,638
Preferred stock dividends	950	975
Net income available to common shareholders	$11,023	$10,663

Condensed Statements of Comprehensive Income

($ in thousands)	2019	2018

Net income	$11,973	$11,638
Other comprehensive income:
Available-for-sale investment securities:
Gross unrealized holding gain (loss) arising in the period	1,327	(590)
Related tax (expense) benefit	(279)	124
Less: reclassification adjustment for gain realized in income	206	70
Related tax expense	(43)	(15)
Net effect on other comprehensive income	1,211	(411)
Total comprehensive income	$13,184	$11,227

Condensed Statements of Cash Flows

($ in thousands)	2019	2018
Operating activities
Net income	$11,973	$11,638
Items not requiring (providing) cash
Equity in undistributed net income of subsidiaries	(7,077)	(12,957)
Stock compensation expense	417	278
Other assets	32	44
Other liabilities	(884)	(79)
Net cash provided by (used in) operating activities	4,461	(1,076)

Investing activities
Capital contributed to banking subsidiary	-	(12,500)
Capital contributed to nonbanking subsidiary	(3,100)	-
Net cash used in investing activities	(3,100)	(12,500)

Financing activities
Dividends on common shares	(2,331)	(2,090)
Dividends on preferred shares	(950)	(975)
Proceeds from issuance of common shares	139	27,912
Conversion of preferred shares	(1)	-
Proceeds from share-based compensation plans	251	192
Repurchase of common shares	(5,050)	(109)
Net cash provided by (used in) financing activities	(7,942)	24,930

Net change in cash and cash equivalents	(6,581)	11,354
Cash and cash equivalents at beginning of year	14,038	2,684
Cash and cash equivalents at end of year	$7,457	$14,038

Note 21: Quarterly Financial Information

Quarterly Financial Information (unaudited)

Years ended December 31,

($ in thousands, except per share data)
2019	December	September	June	March

Interest income	$11,205	$11,546	$11,151	$10,498
Interest expense	2,609	2,488	2,319	2,158
Net interest income	8,596	9,058	8,832	8,340
Provision for loan losses	300	300	200	-
Noninterest income	5,959	5,366	3,691	3,000
Noninterest expense	10,176	9,500	9,108	8,626
Income tax expense	721	862	588	488
Net income	3,358	3,762	2,627	2,226

Preferred share dividend	230	233	243	244

Net income available to common	$3,128	$3,529	$2,384	$1,982

Basic earnings per common share	$0.48	$0.55	$0.37	$0.31
Diluted earnings per common share	$0.42	$0.48	$0.33	$0.28
Dividends per share	$0.095	$0.090	$0.090	$0.085

2018	December	September	June	March

Interest income	$10,638	$10,258	$9,732	$8,851
Interest expense	2,024	1,729	1,308	1,151
Net interest income	8,614	8,529	8,424	7,700
Provision for loan losses	-	-	300	300
Noninterest income	3,930	4,202	4,249	4,243
Noninterest expense	8,852	8,789	8,579	8,627
Income tax expense	732	824	687	563
Net income	2,960	3,118	3,107	2,453

Preferred share dividend	243	244	244	244

Net income available to common	$2,717	$2,874	$2,863	$2,209

Basic earnings per common share	$0.42	$0.45	$0.45	$0.40
Diluted earnings per common share	$0.37	$0.39	$0.40	$0.35
Dividends per share	$0.085	$0.080	$0.080	$0.075

Note 22: Subsequent Events

On February 6, 2020, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Edon Bancorp, Inc. (“Edon”), The Edon State Bank Company (“Edon State Bank”), Edon’s subsidiary bank, State Bank and Trust Company (“State Bank and Trust”), the Company’s subsidiary bank, and Garden Acquisition Co. (“Merger Sub”), a wholly owned subsidiary of the Company, pursuant to which the Company will acquire Edon.

Subject to the terms and conditions of the Merger Agreement, which has been approved by the boards of directors of each party, (i) Merger Sub will merge with and into Edon, with Edon surviving as a wholly-owned subsidiary of the Company (the “Merger”); (ii) immediately thereafter, Edon will liquidate and dissolve into the Company; and (iii) immediately following, Edon State Bank will merge with and into State Bank and Trust, with State Bank and Trust surviving.

Under the terms of the Merger Agreement, each outstanding share of Edon common stock will be converted into the right to receive $103.50 in cash, for a transaction valued in aggregate at approximately $15.5 million.

The Merger is subject to customary closing conditions, including the receipt of regulatory approvals and approval by the shareholders of Edon, and is expected to close in the second quarter of 2020.

Concurrently with entering into the Merger Agreement, the Company entered into Voting Agreements with each of the directors and certain shareholders of Edon, pursuant to which such directors and shareholders agreed to vote their shares of Edon common stock in favor of the Merger.

If the Merger is not consummated under specified circumstances, each party may be required to pay the other party a termination fee of $465,000.

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders

SB Financial Group, Inc.

Defiance, Ohio

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of SB Financial Group, Inc. (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the years ended December 31, 2019 and 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years the ended, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 6, 2020, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

BKD, LLP

We have served as the Company’s auditor since 2002.

Indianapolis, Indiana

March 6, 2020

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders

SB Financial Group, Inc.

Defiance, Ohio

Opinion on the Internal Control over Financial Reporting

We have audited SB Financial Group Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company and our report dated March 6, 2020, expressed an unqualified opinion thereon.

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

BKD, LLP

Indianapolis, Indiana

March 6, 2020

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

With the supervision and participation of our Chief Executive Officer and our Chief Financial Officer, management assessed the effectiveness of the Company’s internal controls over financial reporting as of December, 31, 2019, based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment and those criteria, management concluded that, as of December 31, 2019, the Company’s internal control over financial reporting is effective.

This Annual Report includes an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.

Changes in Internal Controls Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended December 31, 2019, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The information required by Item 401 of SEC Regulation S-K concerning the directors of the Company and the nominees for election as directors of the Company at the Annual Meeting of Shareholders to be held on April 15, 2020 (the “2020 Annual Meeting”), is incorporated herein by reference from the disclosure included in the Company’s definitive Proxy Statement relating to the 2020 Annual Meeting (the “2020 Proxy Statement”), under the caption “PROPOSAL NO. 1 – ELECTION OF DIRECTORS”. The information concerning the executive officers of the Company required by Item 401 of SEC Regulation S-K is set forth in the portion of Part I of this Annual Report on Form 10-K entitled “Supplemental Item: Information about our Executive Officers.”

Compliance with Section 16(a) of the Exchange Act

The information required by Item 405 of SEC Regulation S-K is incorporated herein by reference from the disclosure included in the Company’s 2020 Proxy Statement under the caption “DELINQUENT SECTION 16(a) REPORTS.”

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

Audit Committee

The information required by Items 407(d)(4) and 407(d)(5) of SEC Regulation S-K is incorporated herein by reference from the disclosure included under the caption “MEETINGS AND COMMITTEES OF THE BOARD – Audit Committee” in the Company’s 2020 Proxy Statement.

Item 11. Executive Compensation.

The executive compensation information required by this item is incorporated herein by reference to the information contained in the Company’s 2020 Proxy Statement under the captions “COMPENSATION OF EXECUTIVE OFFICERS”, “EQUITY INCENTIVE PLAN INFORMATION”, “DIRECTOR COMPENSATION”, and “COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATIONS”.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 403 of SEC Regulation S-K is incorporated herein by reference from the disclosure included in the Company’s 2020 Proxy Statement under the caption “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT”.

Equity Compensation Plan Information

The SB Financial Group, Inc. Stock Incentive Plan (the “2008 Plan”) was approved by the shareholders of the Company at the 2008 Annual Meeting of Shareholders.

The SB Financial Group, Inc. Stock Incentive Plan (the “2017 Plan”) was approved by the shareholders of the Company at the 2017 Annual Meeting of Shareholders.

The following table shows, as of December 31, 2019, the number of common shares issuable upon exercise of outstanding stock options, the weighted-average exercise price of those stock options, and the number of common shares remaining for future issuance under the Company’s equity compensation plans (excluding common shares issuable upon exercise of outstanding stock options):

		Equity compensation plans approved by security holders
($ in thousands, except per share data)		2017 Plan	2008 Plan	Total

a)	Number of securities to be issued upon exercise of outstanding options, warrants and rights	-	28,250	28,250

b)	Weighted-average exercise price of outstanding options, warrants and rights	$-	$6.98	$6.98

c)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in row a)	358,473	-	358,473

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 404 of SEC Regulation S-K is incorporated herein by reference from the disclosure contained in the Company’s 2020 Proxy Statement under the caption “TRANSACTIONS WITH RELATED PERSONS”.

The information required by Item 407(a) of SEC Regulation S-K is incorporated herein by reference from the disclosure contained in the Company’s 2020 Proxy Statement under the caption “CORPORATE GOVERNANCE – Director Independence”.

Item 14. Principal Accountant Fees and Services.

The information required to be disclosed in this Item 14 is incorporated herein by reference from the disclosure contained in the Company’s 2020 Proxy Statement under the caption “AUDIT COMMITTEE DISCLOSURE” – Pre-Approval of Services Performed by Independent Registered Public Accounting Firm” and “AUDIT COMMITTEE DISCLOSURE” – Services of Independent Registered Public Accounting Firm”.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

Financial Statements

The following consolidated financial statements are incorporated by reference from Item 8 hereof:

●	Report of Independent Registered Public Accounting Firm (BKD, LLP), Opinion on Financial Statements

●	Report of Independent Registered Public Accounting Firm (BKD, LLP), Opinion on Internal Control over Financial Reporting

●	Consolidated Balance Sheets as of December 31, 2019 and 2018

●	Consolidated Statements of Income for the Years ended December 31, 2019 and 2018

●	Consolidated Statements of Comprehensive Income for the Years ended December 31, 2019 and 2018

●	Consolidated Statements of Stockholders’ Equity for the Years ended December 31, 2019 and 2018

●	Consolidated Statements of Cash Flows for Years ended December 31, 2019 and 2018

●	Notes to Consolidated Financial Statements

Financial Statement Schedules

All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

Item 16. Form 10-K Summary.

Not Applicable.

Exhibits

Exhibit No.	Description	Location

3.1	Amended Articles of the Company	Incorporated herein by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (File No. 01-36785).

3.2	Certificate of Amendment to the Amended Articles of the Company as filed with the Ohio Secretary of State on April 27, 1993	Exhibit 3.2 to 2018 Form 10-K.

3.3	Certificate of Amendment to the Amended Articles of the Company as filed with the Ohio Secretary of State on April 30, 1997	Incorporated herein by reference to Exhibit 3(c) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 0-13507).

3.4	Certificate of Amendment to the Amended Articles of the Company as filed with the Ohio Secretary of State on May 27, 2011	Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed June 1, 2011 (File No. 0-13507).

3.5	Certificate of Amendment to the Amended Articles of the Company as filed with the Ohio Secretary of State on April 12, 2013	Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed April 18, 2013 (File No. 0-13507).

3.6	Certificate of Amendment by Directors or Incorporators to Articles filed with the Secretary of State of the State of Ohio on November 6, 2014	Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed November 12, 2014 (File No. 0-13507).

3.7	Amended Articles of the Company, as amended (reflecting amendments through November 6, 2014) [for SEC reporting compliance purposes only – not filed with the Ohio Secretary of State]	Exhibit 3.7 to 2018 Form 10-K.

3.8	Amended and Restated Regulations of the Company	Incorporated herein by reference to Exhibit 3.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (File No. 0-13507).

3.9	Certificate Regarding Adoption of Amendment to Section 2.01 of the Amended and Restated Regulations of the Company by the Shareholders on April 16, 2009	Exhibit 3.1 to the Company’s Current Report on Form 8-K filed April 22, 2009 (File No. 0-13507).

Exhibit No.	Description	Location

4.1	Form of Certificate for 6.50% Noncumulative Convertible Perpetual Preferred Shares, Series A, of the Company	Incorporated herein by reference to Exhibit 4.1 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 filed on November 6, 2014 (File No. 333-198879).

4.2	Form of Depositary Receipt of the Company	Incorporated herein by reference to Exhibit 4.2 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 filed on November 6, 2014 (File No. 333-198879).

4.3	Deposit Agreement, dated November 6, 2014, by and among the Company, Computershare Inc. and Computershare Trust Company, N.A. as Depositary, and the Holders from time to time of the Depositary Receipts described therein	Incorporated herein by reference to Exhibit 4.3 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 filed on November 6, 2014 (File No. 333-198879).

4.4	Indenture, dated as of September 15, 2005, by and between the Company and Wilmington Trust Company, as Debenture Trustee, relating to Floating Rate Junior Subordinated Deferrable Interest Debentures	Incorporated herein by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 (File No. 0-13507).

4.5	Amended and Restated Declaration of Trust of Rurban Statutory Trust II, dated as of September 15, 2005	Incorporated herein by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 (File No. 0-13507).

4.6	Guarantee Agreement, dated as of September 15, 2005, by and between the Company and Wilmington Trust Company, as Guarantee Trustee	Incorporated herein by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 (File No. 0-13507).

4.7	Agreement to furnish instruments and agreements defining rights of holders of long-term debt	Filed herewith.

10.1*	The Company’s Plan to Allow Directors to Elect to Defer Compensation	Incorporated herein by reference to Exhibit 10(v) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (File No. 0-13507).

10.2*	2008 Stock Incentive Plan of the Company	Incorporated herein by reference to Exhibit 10 to the Company’s Current Report on Form 8-K filed April 22, 2008 (File No. 0-13507).

10.3*	Form of Restricted Stock Award Agreement (For Employees) under the Company’s 2008 Stock Incentive Plan	Incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K for the fiscal year ended December 31, 2017 (File No. 0-13507).

Exhibit No.	Description	Location

10.4*	Form of Incentive Stock Option Agreement with Five-Year Vesting under the Company’s 2008 Stock Incentive Plan	Incorporated herein by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (File No. 0-13507).

10.5*	Form of Non-Qualified Stock Option Award Agreement with Five-Year Vesting under the Company’s 2008 Stock Incentive Plan	Incorporated herein by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (File No. 0-13507).

10.6*	Employees’ Stock Ownership and Savings Plan of the Company	Incorporated herein by reference to Exhibit 10(y) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (File No. 0-13507).

10.7*	Employee Stock Purchase Plan of the Company	Incorporated herein by reference to Exhibit 10(z) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (File No. 0-13507).

10.8*	Amended and Restated Employment Agreement, dated January 22, 2018, between the Company and Mark A. Klein	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 26, 2018 (File No. 01-36785).

10.9*	Amended and Restated Change of Control Agreement, dated January 22, 2018, between the Company and Mark A. Klein	Incorporated herein by reference to Exhibit 10.2(a) to the Company’s Current Report on Form 8-K filed January 26, 2018 (File No. 01-36785).

10.10*	Amended and Restated Change of Control Agreement, dated January 22, 2018, between the Company and Anthony V. Cosentino	Incorporated herein by reference to Exhibit 10.2(b) to the Company’s Current Report on Form 8-K filed January 26, 2018 (File No. 01-36785).

10.11*	Amended and Restated Change of Control Agreement, dated January 22, 2018, between the Company and Jonathan R. Gathman	Exhibit 10.2(c) to the Company’s Current Report on Form 8-K filed January 26, 2018 (File No. 01-36785).

10.12*	Amended Supplemental Executive Retirement Plan Agreement, dated as of January 22, 2018 by and between the Company and Mark A. Klein	Incorporated by reference to Exhibit 10.3(a) to the Company’s Current Report on Form 8-K filed January 26, 2018 (File No 01-36785).

10.13*	Amended Supplemental Executive Retirement Plan Agreement, dated as of January 22, 2018 by and between the Company and Anthony V. Cosentino	Incorporated by reference to Exhibit 10.3(b) to the Company’s Current Report on Form 8-K filed January 26, 2018 (File No 01-36785).

10.14*	2017 Split Dollar Agreement and Endorsement, dated as of January 22, 2018, between and The State Bank and Trust Company and Mark A. Klein	Incorporated by reference to Exhibit 10.4(a) to the Company’s Current Report on Form 8-K filed January 26, 2018 (File No 01-36785).

Exhibit No.	Description	Location

10.15*	2017 Split Dollar Agreement and Endorsement, dated as of January 22, 2018, between and The State Bank and Trust Company and Anthony V. Cosentino	Incorporated by reference to Exhibit 10.4(b) to the Company’s Current Report on Form 8-K filed January 26, 2018 (File No 01-36785).

10.16*	Non-Qualified Deferred Compensation Plan of the Company effective as of January 1, 2007	Incorporated herein by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (File No. 0-13507).

10.17*	Long-Term Incentive Compensation Plan for the Company and Affiliates	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 20, 2012 (File No. 0-13507).

10.18*	SB Financial Group 2017 Stock Incentive Plan	Exhibit 10.18 to 2018 Form 10-K.

11	Statement Regarding Computation of Per Share Earnings	Included in Note 2 of the Notes to Consolidated Financial Statements of Registrant filed herewith as Exhibit 13.

13	2019 Annual Report of Registrant (not deemed filed except for portions thereof which are specifically incorporated by reference in this Annual Report on Form 10-K)	Specified portions filed herewith.

21	Subsidiaries of Registrant	Filed herewith.

23	Consent of BKD, LLP	Filed herewith.

24	Power of Attorney of Directors and Executive Officers	Included on signature page of this Annual Report on Form 10-K

31.1	Rule 13a-14(a)/15d-14(a) Certification – Principal Executive Officer	Filed herewith.

31.2	Rule 13a-14(a)/15d-14(a) Certification – Principal Financial Officer	Filed herewith.

32.1	Section 1350 Certification – Principal Executive Officer and Principal Financial Officer	Filed herewith.

101	The following materials from SB Financial Group Inc.’s 2019 Annual Report and incorporated therefrom in SB Financial Group, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, formatted in XBRL (extensible business reporting language) pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of December 31, 2019 and 2018; (ii) the Consolidated Statements of Income for the years ended December 31, 2019 and 2018; (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2019 and 2018; (iv) the Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2019 and 2018; (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2019 and 2018; and (vi) the Notes to Consolidated Financial Statements (electronically submitted herewith).

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SB FINANCIAL GROUP, INC.

		By:	/s/ Anthony V. Cosentino
Date:	March 6, 2020		Anthony V. Cosentino, Executive Vice President and Chief Financial Officer

Power of Attorney

KNOW ALL MEN BY THESE PRESENTS, that each undersigned officer and/or director of SB Financial Group, Inc., an Ohio corporation (the “Company”), which is about to file with the Securities and Exchange Commission, Washington, D.C., under the provisions of the Securities Exchange Act of 1934, as amended, the Annual Report of the Company on Form 10-K for the fiscal year ended December 31, 2019, hereby constitutes and appoints Mark A. Klein and Anthony V. Cosentino, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and re-substitution, for him and in his name, place and stead, in any and all capacities, to sign both the Annual Report on Form 10-K and any and all amendments and documents related thereto, and to file the same, and any and all exhibits, financial statements and schedules related thereto, and other documents in connection therewith, with the Securities and Exchange Commission and the NASDAQ Stock Market, granting unto said attorneys-in-fact and agents, and substitute or substitutes, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all things that each of said attorneys-in-fact and agents, or either of them or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Date	Capacity

/s/ Mark A. Klein	March 6, 2020	Chairman, President and Chief Executive Officer
Mark A. Klein

/s/ Anthony V. Cosentino	March 6, 2020	Executive Vice President and Chief Financial Officer
Anthony V. Cosentino

/s/ George W. Carter	March 6, 2020	Director
George W. Carter

/s/ Robert A. Fawcett, Jr.	March 6, 2020	Director
Robert A. Fawcett, Jr.

/s/ Gaylyn J. Finn	March 6, 2020	Director
Gaylyn J. Finn

/s/Richard L. Hardgrove	March 6, 2020	Director
Richard L. Hardgrove

/s/Tom R. Helberg	March 6, 2020	Director
Tom R. Helberg

/s/ Rita A. Kissner	March 6, 2020	Director
Rita A. Kissner

/s/ Mark A. Klein	March 6, 2020	Director
Mark A. Klein

/s/ William G. Martin	March 6, 2020	Director
William G. Martin

/s/ Timothy J. Stolly	March 6, 2020	Director
Timothy J. Stolly

Date: March 6, 2020