Form 10-Q
period 2020-03-31
SB FINANCIAL GROUP, INC.
filed 2020-05-07
CIK 767405

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

Commission file number 1-36785

SB FINANCIAL GROUP, INC.
(Exact name of registrant as specified in its charter)

Ohio	34-1395608
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

401 Clinton Street, Defiance, Ohio 43512

(Address of principal executive offices)

(Zip Code)

(419) 783-8950

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report.)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares, No Par Value	SBFG	The NASDAQ Stock Market, LLC
7,698,623 Outstanding at May 7, 2020		(NASDAQ Capital Market)

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

SB FINANCIAL GROUP, INC.

FORM 10-Q

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SB Financial Group, Inc.

Condensed Consolidated Balance Sheets

	March 2020	December 2019
($ in thousands)	(unaudited)	(audited)
Assets
Cash and due from banks	$56,393	$27,064
Available-for-sale securities	107,727	100,948
Loans held for sale	11,328	7,258
Loans, net of unearned income	830,764	825,510
Allowance for loan losses	(8,958)	(8,755)
Premises and equipment, net	23,599	23,385
Federal Reserve and Federal Home Loan Bank Stock, at cost	4,648	4,648
Foreclosed assets held for sale, net	85	305
Interest receivable	2,940	3,106
Goodwill and other intangibles	17,830	17,832
Cash value of life insurance	17,299	17,221
Mortgage servicing rights	8,974	11,017
Other assets	15,684	9,038

Total assets	$1,088,313	$1,038,577

Liabilities and shareholders’ equity

Liabilities
Deposits
Non interest bearing demand	$170,920	$158,357
Interest bearing demand	133,722	131,084
Savings	138,863	119,359
Money market	169,209	173,666
Time deposits	251,177	257,753
Total deposits	863,891	840,219

Short term borrowings	36,881	12,945
Federal Home Loan Bank advances	16,000	16,000
Trust preferred securities	10,310	10,310
Interest payable	1,131	1,191
Other liabilities	24,195	21,818
Total liabilities	952,408	902,483

Commitments & Contingent Liabilities	-	-

Shareholders’ Equity
Common stock, no par value; (authorized 10,000,000 shares; 2020 - 8,180,712 shares issued, 2019 - 8,180,712 shares issued)	54,463	54,463
Additional paid-in capital	14,655	15,023
Retained earnings	72,641	72,704
Accumulated other comprehensive income	2,049	659
Treasury stock, at cost; (2020 - 433,682 common shares, 2019 - 417,785 common shares)	(7,903)	(6,755)
Total shareholders’ equity	135,905	136,094
Total liabilities and shareholders’ equity	$1,088,313	$1,038,577

See notes to condensed consolidated financial statements (unaudited)

Note: The balance sheet at December 31, 2019 has been derived from the audited consolidated financial statements at that date.

SB Financial Group, Inc.

Condensed Consolidated Income Statement (unaudited)

	Three Months Ended
	March	March
($ in thousands, except per share data)	2020	2019
Interest Income
Loans
Taxable	$9,795	$9,427
Tax exempt	79	62
Securities
Taxable	692	911
Tax exempt	78	98
Total interest income	10,644	10,498

Interest Expense
Deposits	1,880	1,918
Repurchase agreements & other	28	26
Federal Home Loan Bank advance expense	100	100
Trust preferred securities expense	88	114
Total interest expense	2,096	2,158

Net Interest Income	8,548	8,340
Provision for loan losses	600	-

Net interest income after provision for loan losses	7,948	8,340

Noninterest Income
Wealth management fees	768	734
Customer service fees	682	631
Gain on sale of mortgage loans & OMSR	1,949	1,192
Mortgage loan servicing fees, net	(2,052)	(280)
Gain on sale of non-mortgage loans	104	327
Title insurance income	265	19
Loss on sale/disposal of assets	(46)	(2)
Other income	491	379
Total noninterest income	2,161	3,000

Noninterest Expense
Salaries and employee benefits	5,427	4,902
Net occupancy expense	698	645
Equipment expense	700	711
Data processing fees	548	443
Professional fees	757	617
Marketing expense	208	239
Telephone and communications	115	115
Postage and delivery expense	115	84
State, local and other taxes	254	255
Employee expense	184	153
Other expenses	400	462
Total noninterest expense	9,406	8,626

Income before income tax	703	2,714

Provision for income taxes	22	488

Net Income	$681	$2,226

Preferred share dividends	-	244

Net income available to common shareholders	$681	$1,982

Basic earnings per common share	$0.09	$0.31

Diluted earnings per common share	$0.09	$0.28

Average common shares outstanding (in thousands):
Basic:	7,749	6,482
Diluted:	7,756	7,994

See notes to condensed consolidated financial statements (unaudited)

SB Financial Group, Inc.

Condensed Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended
	March	March
($ in thousands)	2020	2019

Net income	$681	$2,226
Other comprehensive income:
Available for sale investment securities:
Unrealized holding gain arising in the period	1,759	856
Related tax expense	(369)	(180)
Net effect on other comprehensive income	1,390	676
Total comprehensive income	$2,071	$2,902

See notes to condensed consolidated financial statements (unaudited)

SB Financial Group, Inc.

Condensed Consolidated Statements of Shareholders’ Equity (unaudited)

	Preferred	Common	Additional Paid-in	Retained	Accumulated Other Comprehensive Income	Treasury
($ in thousands, except per share data)	Stock	Stock	Capital	Earnings	(Loss)	Stock	Total

Balance, January 1, 2020	$-	$54,463	$15,023	$72,704	$659	$(6,755)	$136,094
Net income				681			681
Other comprehensive income					1,390		1,390
Dividends on common, $0.095 per share				(744)			(744)
Restricted stock vesting			(225)			225	-
Stock options exercised			(253)			441	188
Repurchased stock						(1,814)	(1,814)
Stock based compensation expense			110				110
Balance, March 31, 2020	$-	$54,463	$14,655	$72,641	$2,049	$(7,903)	$135,905

Balance, January 1, 2019	$13,979	$40,485	$15,226	$64,012	$(552)	$(2,715)	$130,435
Net income				2,226			2,226
Other comprehensive income					676		676
Conversion of preferred to common	(1)	1					-
Stock reissue for purchase of Peak Title			22			117	139
Dividends on common, $0.085 per share				(556)			(556)
Dividends on preferred, $0.1625 per share				(244)			(244)
Restricted stock vesting			(208)			208	-
Stock options exercised			(10)			21	11
Repurchased stock						(1,294)	(1,294)
Stock based compensation expense			113				113
Balance, March 31, 2019	$13,978	$40,486	$15,143	$65,438	$124	$(3,663)	$131,506

See notes to condensed consolidated financial statements (unaudited)

SB Financial Group, Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended March 31,
($ in thousands)	2020	2019
Operating Activities
Net Income	$681	$2,226
Items not requiring (providing) cash
Depreciation and amortization	477	419
Provision for loan losses	600	-
Expense of share-based compensation plan	110	113
Amortization of premiums and discounts on securities	70	74
Amortization of intangible assets	2	2
Amortization of originated mortgage servicing rights	597	255
Impairment of mortgage servicing rights	2,212	708
Deferred income taxes	(279)	324
Proceeds from sale of loans held for sale	84,476	44,502
Originations of loans held for sale	(87,259)	(43,373)
Gain from sale of loans	(2,053)	(1,519)
Loss (gain) on sales of assets	46	2
Changes in
Interest receivable	166	(301)
Other assets	(7,089)	(1,577)
Interest payable & other liabilities	2,596	2,199
Net cash provided (used) by operating activities	(4,647)	4,054

Investing Activities
Purchases of available-for-sale securities	(45,065)	(8,601)
Proceeds from maturities of available-for-sale securities	39,975	4,550
Net change in loans	(5,656)	(10,558)
Purchase of premises, equipment	(691)	(451)
Proceeds from sales of premises, equipment	-	7
Purchase of bank owned life insurance	-	(50)
Proceeds from sale of foreclosed assets	175	15
Acquisition, net of cash acquired	-	(2,600)
Net cash used in investing activities	(11,262)	(17,688)

Financing Activities
Net increase in demand deposits, money market, interest checking & savings accounts	30,248	7,944
Net increase in certificates of deposit	(6,576)	17,162
Net increase (decrease) in short term borrowings	23,936	(2,929)
Proceeds from Federal Home Loan Bank advances	-	8,000
Net proceeds from share-based compensation plans	188	11
Stock repurchase plan	(1,814)	(1,294)
Issuance of common shares	-	139
Dividends on common shares	(744)	(556)
Dividends on preferred shares	-	(244)
Net cash provided by financing activities	45,238	28,233
Increase in cash and cash equivalents	29,329	14,599
Cash and cash equivalents, beginning of period	27,064	48,363
Cash and cash equivalents, end of period	$56,393	$62,962
Supplemental cash flow information
Interest paid	$2,156	$1,944
Income taxes paid	$-	$620
Fair value of assets acquired - premises and equipment	$-	$1,161
Supplemental non-cash disclosure
Initial recognition of right-of-use lease assets	$-	$293
Transfer of loans to foreclosed assets	$5	$199

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

In March 2019, the Company formed SBFG Title, LLC (“Title”) and purchased all of the assets and real estate of an Ohio based title agency. The purchase was completed effective March 15, 2019, and the purchase resulted in an increase in goodwill, which is detailed in Note 6.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements reflect all adjustments that are, in the opinion of management, necessary to fairly present the financial position, results of operations and cash flows of the Company. Those adjustments consist only of normal recurring adjustments. Results of operations for the three ended March 31, 2020, are not necessarily indicative of results for the complete year.

The condensed consolidated balance sheet of the Company as of December 31, 2019 has been derived from the audited consolidated balance sheet of the Company as of that date.

For further information, refer to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

New and applicable accounting pronouncements:

ASU No. 2018-13: Fair Value Measurement - Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement (Topic 820)

The updated guidance improves the disclosure requirements for fair value measurements. The ASU removes certain disclosures required by Topic 820 related to transfers between Level 1 and Level 2 of the fair value hierarchy; the policy for timing of transfers between levels; and the valuation processes for Level 3 fair value measurements. The ASU modifies certain disclosures required by Topic 820 related to disclosure of transfers into and out of Level 3 of the fair value hierarchy; the requirement to disclose the timing of liquidation of an investee’s assets and the date when restrictions from redemption might lapse only if the investee has communicated the timing to the entity or announced the timing publicly for investments in certain entities that calculate net asset value; and clarification that the measurement uncertainty disclosure is to communicate information about the uncertainty in measurement as of the reporting date. The ASU adds certain disclosure requirements related to changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and the range and weighted-average of significant unobservable inputs used to develop Level 3 fair value measurements. For certain unobservable inputs, an entity may disclose other quantitative information in lieu of the weighted- average if the entity determines that other quantitative information would be a more reasonable and rational method to reflect the distribution of unobservable inputs used to develop Level 3 fair value measurements. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years beginning after December 15, 2019. The impact of this new guidance did not have a material impact on the Company’s consolidated financial statements.

Accounting Standards not yet adopted:

ASU No. 2020-04: Reference Rate Reform – Facilitation of the Effects of Reference Rate Reform on Financial Reporting (Topic 848)

This guidance provides temporary options to ease the potential burden in accounting for reference rate reform. It is intended to help stakeholders during the global market-wide reference rate transition period. The guidance is effective as of March 12, 2020 through December 31, 2022. The Company anticipates being fully prepared to implement a replacement for the reference rate and has determined that any change will not have a material impact to the consolidated financial statements.

ASU No. 2020-01: Investments – Equity Securities (Topic 321), Investments – Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) – Clarifying the Interactions between Topic 321, Topic 323 and Topic 815

This guidance was issued in January 2020 to clarify that a company should consider observable transaction that require a company to either apply or discontinue the equity method of accounting under Topic 323, Investments-Equity Method and Joint Ventures, for the purposes of applying the measurement alternative in accordance with Topic 321 immediately before applying or upon discontinuing the equity method. The amendments also clarify that when determining the accounting for certain forward contracts and purchased options a company should not consider, whether upon settlement or exercise, if the underlying securities would be accounted for under the equity method or fair value option. The guidance is effective beginning after December 15, 2020. The Company is assessing the impact on its accounting and disclosures.

ASU No. 2017-04: Intangibles – Goodwill and Other (Topic 350)

This ASU simplifies the test for goodwill impairment. Specifically, these amendments eliminate Step 2 from the goodwill impairment test, and also eliminate the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. The amendments in this ASU are effective for annual goodwill impairment tests in fiscal years beginning after December 15, 2022, and management does not believe the changes will have a material effect on the Company’s accounting and disclosures.

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

NOTE 2—EARNINGS PER SHARE

Earnings per share (EPS) have been computed based on the weighted average number of common shares outstanding during the periods presented. There were no anti-dilutive shares in 2020 or 2019. The average number of common shares used in the computation of basic and diluted earnings per share are set forth in the tables below:

	Three Months Ended Mar. 31,
($ and outstanding shares in thousands - except per share data)	2020	2019

Distributed earnings allocated to common shares	$744	$556
Undistributed (in excess of) earnings allocated to common shares	(67)	1,422
Net earnings allocated to common shares	677	1,978
Net earnings allocated to participating securities	4	4
Dividends on convertible preferred shares	-	244
Net Income allocated to common shares and participating securities	$681	$2,226

Weighted average shares outstanding for basic earnings per share	7,749	6,482
Dilutive effect of stock compensation	7	38
Dilutive effect of convertible shares	-	1,474
Weighted average shares outstanding for diluted earnings per share	7,756	7,994

Basic earnings per common share	$0.09	$0.31
Diluted earnings per common share	$0.09	$0.28

Note 3 – AVAILABLE FOR SALE Securities

The amortized cost and appropriate fair values, together with gross unrealized gains and losses, of securities at March 31, 2020 and December 31, 2019 were as follows:

		Gross	Gross
($ in thousands)	Amortized	Unrealized	Unrealized
March 31, 2020	Cost	Gains	Losses	Fair Value

U.S. Treasury and Government agencies	$21,846	$298	$-	$22,144
Mortgage-backed securities	73,318	1,858	(12)	75,164
State and political subdivisions	9,970	449	-	10,419

Totals	$105,134	$2,605	$(12)	$107,727

		Gross	Gross
	Amortized	Unrealized	Unrealized
December 31, 2019	Cost	Gains	Losses	Fair Value

U.S. Treasury and Government agencies	$12,023	$181	$(2)	$12,202
Mortgage-backed securities	77,892	492	(202)	78,182
State and political subdivisions	10,199	366	(1)	10,564

Totals	$100,114	$1,039	$(205)	$100,948

The amortized cost and fair value of securities available for sale at March 31, 2020, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
($ in thousands)	Cost	Value

Within one year	$15,504	$15,508
Due after one year through five years	6,088	6,273
Due after five years through ten years	4,561	4,788
Due after ten years	5,663	5,994
	31,816	32,563

Mortgage-backed securities	73,318	75,164

Totals	$105,134	$107,727

The fair value of securities pledged as collateral, to secure public deposits and for other purposes, was $37.9 million at March 31, 2020 and $34.8 million at December 31, 2019. The fair value of securities delivered for repurchase agreements was $24.8 million at March 31, 2019 and $19.5 million at December 31, 2019.

There were no realized gains and losses from sales of available-for-sale securities for the three months ended March 31, 2020 or March 31, 2019.

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments was $3.1 million at March 31, 2020, and $38.8 million at December 31, 2019, which was approximately 3 and 38 percent, respectively, of the Company’s available-for-sale investment portfolio at such dates. Based on evaluation of available evidence, including recent changes in market interest rates, credit rating information and information obtained from regulatory filings, management believes the declines in fair value for these securities are temporary. Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.

Securities with unrealized losses, aggregated by investment class and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2020 and December 31, 2019 are as follows:

($ in thousands)	Less than 12 Months		12 Months or Longer		Total
March 31, 2020	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Treasury and Government agencies	$-	$-	$-	$-	$-	$-
Mortgage-backed securities	1,985	(3)	1,154	(9)	3,139	(12)
State and political subdivisions	-	-	-	-	-	-

Totals	$1,985	$(3)	$1,154	$(9)	$3,139	$(12)

	Less than 12 Months		12 Months or Longer		Total
December 31, 2019	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Treasury and Government agencies	$872	$(1)	$2,598	$(1)	$3,470	$(2)
Mortgage-backed securities	30,692	(157)	4,264	(45)	34,956	(202)
State and political subdivisions	339	(1)	-	-	339	(1)

Totals	$31,903	$(159)	$6,862	$(46)	$38,765	$(205)

The total unrealized loss in the securities portfolio was $0.01 million as of March 31, 2020 compared to a $0.2 million unrealized loss at December 31, 2019. Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concern warrants such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent of the Company to not sell the investment and whether it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost. Management has determined there is no other-than-temporary-impairment on its securities as of March 31, 2020.

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

Categories of loans at March 31, 2020 and December 31, 2019 include:

	Total Loans		Nonaccrual Loans
($ in thousands)	March 2020	December 2019	March 2020	December 2019

Commercial & industrial	$150,790	$151,047	$1,309	$1,772
Commercial real estate - owner occupied	101,289	98,488	1,358	1,362
Commercial real estate - nonowner occupied	274,442	268,294	458	464
Agricultural	47,660	50,994	-	-
Residential real estate	193,501	193,159	2,369	1,635
Home equity line of credit (HELOC)	48,213	48,070	263	249
Consumer	14,121	14,738	25	18
Total Loans	$830,016	$824,790	$5,782	$5,500

Net deferred costs	$748	$720

Total Loans, net deferred costs	$830,764	$825,510

Allowance for loan losses	$(8,958)	$(8,755)

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

The following tables present the activity in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of March 31, 2020, December 31, 2019 and March 31, 2019.

Allowance for loan losses
($ in thousands)
For the Three Months Ended March 31, 2020	Commercial & industrial	Commercial real estate	Agricultural	Residential real estate	Consumer	Total

Beginning balance	$1,883	$3,602	$434	$2,203	$633	$8,755
Charge offs	(388)	-	-	-	(12)	(400)
Recoveries	1	-	-	1	1	3
Provision	153	66	41	238	102	600
Ending balance	$1,649	$3,668	$475	$2,442	$724	$8,958

For the Three Months Ended March 31, 2019	Commercial & industrial	Commercial real estate	Agricultural	Residential real estate	Consumer	Total

Beginning balance	$1,435	$2,923	$482	$2,567	$760	$8,167
Charge offs	(48)	-	-	-	(12)	(60)
Recoveries	-	-	-	-	14	14
Provision	(53)	346	(16)	(251)	(26)	-
Ending balance	$1,334	$3,269	$466	$2,316	$736	$8,121

Loans Receivable at March 31, 2020	Commercial & industrial	Commercial real estate	Agricultural	Residential real estate	Consumer	Total
Allowance:
Ending balance: individually evaluated for impairment	$1	$-	$-	$66	$-	$67
Ending balance: collectively evaluated for impairment	$1,648	$3,668	$475	$2,376	$724	$8,891

Totals	$1,649	$3,668	$475	$2,442	$724	$8,958

Loans:
Ending balance: individually evaluated
for impairment	$1,261	$1,766	$-	$2,950	$27	$6,004
Ending balance: collectively evaluated for impairment	$149,529	$373,965	$47,660	$190,551	$62,307	$824,012

Totals	$150,790	$375,731	$47,660	$193,501	$62,334	$830,016

Loans Receivable at December 31, 2019	Commercial & industrial	Commercial real estate	Agricultural	Residential real estate	Consumer	Total
Allowance:
Ending balance: individually evaluated for impairment	$511	$147	$-	$68	$-	$726
Ending balance: collectively evaluated for impairment	$1,372	$3,455	$434	$2,135	$633	$8,029

Totals	$1,883	$3,602	$434	$2,203	$633	$8,755

Loans:
Ending balance: individually evaluated for impairment	$1,722	$1,558	$-	$2,274	$31	$5,585
Ending balance: collectively evaluated for impairment	$149,325	$365,224	$50,994	$190,885	$62,777	$819,205

Totals	$151,047	$366,782	$50,994	$193,159	$62,808	$824,790

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

The following tables present the credit risk profile of the Company’s loan portfolio based on rating category as of March 31, 2020 and December 31, 2019.

($ in thousands) March 31, 2020	Commercial & industrial	Commercial real estate - owner occupied	Commercial real estate - nonowner occupied	Agricultural	Residential real estate	HELOC	Consumer	Total
Pass (1 - 4)	$147,732	$99,649	$272,021	$47,649	$190,334	$47,891	$14,014	$819,290
Special Mention (5)	575	-	539	-	-	-	-	1,114
Substandard (6)	1,581	282	1,424	11	3,136	322	107	6,863
Doubtful (7)	902	1,358	458	-	31	-	-	2,749
Loss (8)	-	-	-	-	-	-	-	-
Total Loans	$150,790	$101,289	$274,442	$47,660	$193,501	$48,213	$14,121	$830,016

December 31, 2019	Commercial & industrial	Commercial real estate - owner occupied	Commercial real estate - nonowner	Agricultural	Residential real estate	HELOC	Consumer	Total
Pass (1 - 4)	$147,667	$96,836	$265,839	$50,994	$190,438	$47,787	$14,706	$814,267
Special Mention (5)	597	-	543	-	-	-	-	1,140
Substandard (6)	1,444	290	1,663	-	2,689	283	32	6,401
Doubtful (7)	1,339	1,362	249	-	32	-	-	2,982
Loss (8)	-	-	-	-	-	-	-	-
Total Loans	$151,047	$98,488	$268,294	$50,994	$193,159	$48,070	$14,738	$824,790

The Company evaluates the loan risk grading system definitions and allowance for loan loss methodology on an ongoing basis.

The following tables present the Company’s loan portfolio aging analysis as of March 31, 2020 and December 31, 2019.

($ in thousands)	30-59 Days	60-89 Days	Greater Than	Total Past		Total Loans
March 31, 2020	Past Due	Past Due	90 Days Past Due	Due	Current	Receivable

Commercial & industrial	$158	$-	$875	$1,033	$149,757	$150,790
Commercial real estate - owner occupied	-	88	1,358	1,446	99,843	101,289
Commercial real estate - nonowner occupied	42	-	215	257	274,185	274,442
Agricultural	-	-	-	-	47,660	47,660
Residential real estate	40	613	1,481	2,134	191,367	193,501
HELOC	122	115	63	300	47,913	48,213
Consumer	29	224	17	270	13,851	14,121
Total Loans	$391	$1,040	$4,009	$5,440	$824,576	$830,016

	30-59 Days	60-89 Days	Greater Than	Total Past		Total Loans
December 31, 2019	Past Due	Past Due	90 Days Past Due	Due	Current	Receivable

Commercial & industrial	$64	$-	$312	$376	$150,671	$151,047
Commercial real estate - owner occupied	-	-	-	-	98,488	98,488
Commercial real estate - nonowner occupied	-	-	215	215	268,079	268,294
Agricultural	13	-	-	13	50,981	50,994
Residential real estate	309	415	644	1,368	191,791	193,159
HELOC	166	91	56	313	47,757	48,070
Consumer	65	93	14	172	14,566	14,738
Total Loans	$617	$599	$1,241	$2,457	$822,333	$824,790

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

The following tables present impaired loan information as of and for the three months ended March 31, 2020 and 2019, and for the twelve months ended December 31, 2019:

($ in thousands)
Three Months Ended	Recorded	Unpaid Principal	Related	Average Recorded	Interest Income
March 31, 2020	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Commercial & industrial	$1,069	$1,769	$-	$1,922	$15
Commercial real estate - owner occupied	1,358	1,358	-	1,362	-
Commercial real estate - nonowner occupied	408	408	-	473	3
Agricultural	-	-	-	-	-
Residential real estate	2,303	2,370	-	2,663	2
HELOC	14	14		15	-
Consumer	13	13	-	15	-
With a specific allowance recorded:
Commercial & industrial	192	249	1	249	-
Commercial real estate - owner occupied	-	-	-	-	-
Commercial real estate - nonowner occupied	-	-	-	-	-
Agricultural	-	-	-	-	-
Residential real estate	647	647	66	652	5
HELOC	-	-	-	-	-
Consumer	-	-	-	-	-
Totals:
Commercial & industrial	$1,261	$2,018	$1	$2,171	$15
Commercial real estate - owner occupied	$1,358	$1,358	$-	$1,362	$-
Commercial real estate - nonowner occupied	$408	$408	$-	$473	$3
Agricultural	$-	$-	$-	$-	$-
Residential real estate	$2,950	$3,017	$66	$3,315	$7
HELOC	$14	$14	$-	$15	$-
Consumer	$13	$13	$-	$15	$-

($ in thousands)
Twelve Months Ended	Recorded	Unpaid Principal	Related	Average Recorded	Interest Income
December 31, 2019	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Commercial & industrial	$722	$1,092	$-	$1,377	$114
Commercial real estate - owner occupied	-	-	-	-	-
Commercial real estate - nonowner occupied	196	197	-	259	21
Agricultural	-	-	-	-	-
Residential real estate	1,621	1,687	-	2,001	106
HELOC	16	16		18	1
Consumer	15	15	-	19	1
With a specific allowance recorded:
Commercial & industrial	1,000	1,000	511	823	49
Commercial real estate - owner occupied	1,362	1,362	147	1,362	38
Commercial real estate - nonowner occupied	-	-	-	-	-
Agricultural	-	-	-	-	-
Residential real estate	653	653	68	666	31
HELOC	-	-	-	-	-
Consumer	-	-	-	-	-
Totals:
Commercial & industrial	$1,722	$2,092	$511	$2,200	$163
Commercial real estate - owner occupied	$1,362	$1,362	$147	$1,362	$38
Commercial real estate - nonowner occupied	$196	$197	$-	$259	$21
Agricultural	$-	$-	$-	$-	$-
Residential real estate	$2,274	$2,340	$68	$2,667	$137
HELOC	$16	$16	$-	$18	$1
Consumer	$15	$15	$-	$19	$1

Three Months Ended March 31, 2019	Average Recorded	Interest Income
($ in thousands)	Investment	Recognized
With no related allowance recorded:
Commercial & industrial	$949	$25
Commercial real estate - owner occupied	-	-
Commercial real estate - nonowner occupied	259	7
Agricultural	-	-
Residential real estate	1,608	24
HELOC	20	-
Consumer	-	-
With a specific allowance recorded:
Commercial & industrial	-	-
Commercial real estate - owner occupied	-	-
Commercial real estate - nonowner occupied	-	-
Agricultural	-	-
Residential real estate	1,003	12
HELOC	-	-
Consumer	21	-
Totals:
Commercial & industrial	$949	$25
Commercial real estate - owner occupied	$-	$-
Commercial real estate - nonowner occupied	$259	$7
Agricultural	$-	$-
Residential real estate	$2,611	$36
HELOC	$20	$-
Consumer	$21	$-

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

TDR Concession Types

The Company’s standards relating to loan modifications consider, among other factors, minimum verified income requirements, cash flow analysis, and collateral valuations. Each potential loan modification is reviewed individually and the terms of the loan are modified to meet a borrower’s specific circumstances at a point in time. All loan modifications, including those classified as TDRs, are reviewed and approved by management. The types of concessions provided to borrowers include:

●	Interest rate reduction: A reduction of the stated interest rate to a nonmarket rate for the remaining original life of the loan. The Company also may grant interest rate concessions for a limited timeframe on a case by case basis.

●	Amortization or maturity date change: A change in the amortization or maturity date beyond what the collateral supports, including a concession that does any of the following:

(1)	Lengthens the amortization period of the amortized principal beyond market terms. This concession reduces the minimum monthly payment and increases the amount of the balloon payment at the end of the term of the loan. Principal is generally not forgiven.

(2)	Reduces the amount of loan principal to be amortized. This concession also reduces the minimum monthly payment and increases the amount of the balloon payment at the end of the term of the loan. Principal is generally not forgiven.

(3)	Extends the maturity date or dates of the debt beyond what the collateral supports. This concession generally applies to loans without a balloon payment at the end of the term of the loan. In addition, there may be instances where renewing loans potentially require non-market terms and would then be reclassified as TDRs.

●	Other: A concession that is not categorized as one of the concessions described above. These concessions include, but are not limited to: principal forgiveness, collateral concessions, covenant concessions, and reduction of accrued interest. Principal forgiveness may result from any TDR modification of any concession type.

During the three months ended March 31, 2020, the Company had no new TDR activity.

The following table represents new TDR activity for the three months ended March 31, 2019:

($ in thousands)	Number of Loans	Pre-Modification Recorded Balance	Post Modification Recorded Balance

Commercial & industrial	3	$763	$763

Total modifications	3	$763	$763

	Interest			Total
	Only	Term	Combination	Modification

Commercial & industrial	$150	$613	$-	$763

Total modifications	$150	$613	$-	$763

There were no TDR’s modified during the three months ended March 31, 2020 that have subsequently defaulted.

The following table represents TDR’s modified during the three months ended March 31, 2019:

($ in thousands)	Number of Contracts	Recorded Balance

Residential real estate	2	$102

Total Modifications	2	$102

NOTE 5 – MORTGAGE SERVICING RIGHTS

Mortgage loans serviced for others are not included in the accompanying balance sheets. The unpaid principal balance of mortgage loans serviced for others approximated $1.2 billion at March 31, 2020 and $1.2 billion at December 31, 2019. Contractually specified servicing fees of approximately $0.8 million and $0.7 million were included in mortgage loan servicing fees in the income statement for the three months ended March 31, 2020 and 2019, respectively.

The following table summarizes mortgage servicing rights capitalized and related amortization, along with activity in the related valuation allowance:

($ in thousands)	2020	2019

Carrying amount, January 1	$11,017	$11,365
Mortgage servicing rights capitalized during the year	766	436
Mortgage servicing rights amortization during the year	(597)	(255)
Net change in valuation allowance	(2,212)	(708)
Carrying amount, March 31	$8,974	$10,838

Valuation allowance:
January 1	$1,306	$212
Increase (reduction)	2,212	708

March 31	$3,518	$920

NOTE 6 – GOODWILL

On March 15, 2019, the Company purchased all of the assets of an Ohio-based title agency through a newly-formed, wholly-owned subsidiary, SBFG Title, LLC. This acquisition resulted in approximately $1.4 million in goodwill.

A summary of the activity in goodwill is presented below:

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
($ in thousands)	Carrying Amount	Carrying Amount

Beginning Balance	$17,792	$16,353
Acquired goodwill	-	1,439

Ending Balance	$17,792	$17,792

NOTE 7 – DERIVATIVE FINANCIAL INSTRUMENTS

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

The table below presents the notional amount and fair value of the Company’s interest rate swaps, IRLCs and forward contracts utilized as of March 31, 2020 and December 31, 2019.

	March 31, 2020		December 31, 2019
	Notional	Fair	Notional	Fair
($ in thousands)	Amount	Value	Amount	Value
Asset Derivatives
Derivatives not designated as hedging instruments
Interest rate swaps associated with loans	$91,506	$9,155	$82,826	$2,846
IRLCs	77,462	726	16,347	55
Total contracts	$168,968	$9,881	$99,173	$2,901

Liability Derivatives
Derivatives not designated as hedging instruments
Interest rate swaps associated with loans	$91,506	$(9,155)	$82,826	$(2,846)
Forward contracts	78,500	(1,085)	22,000	(32)
Total contracts	$170,006	$(10,240)	$104,826	$(2,878)

The fair value of interest rate swaps were estimated using a discounted cash flow method that incorporates current market interest rates as of the balance sheet date. Fair values of IRLCs and forward contracts were estimated using changes in mortgage interest rates from the date the Company entered into the IRLC and the balance sheet date.

The following table presents the amounts included in the consolidated statements of income for non-hedging derivative financial instruments for the three months ended March 31, 2020 and 2019.

		Amount of gain (loss)
($ in thousands)	Statement of income classification	2020	2019
Interest rate swap contracts	Other income	$180	$78
Interest rate swap contracts	Other expense	-	-
IRLCs	Gain on sale of mortgage loans & OMSR	671	10
Forward contracts	Gain on sale of mortgage loans & OMSR	(1,053)	(36)

The following table shows the offsetting of financial assets and derivative assets at March 31, 2020 and December 31, 2019.

		Gross amounts	Net amounts of assets	Gross amounts not offset in the consolidated balance sheet
($ in thousands)	Gross amounts of recognized assets	offset in the consolidated balance sheet	presented in the consolidated balance sheet	Financial instruments	Cash collateral received	Net amount
March 31, 2020
Interest rate swaps	$9,155	$-	$9,155	$-	$-	$9,155

December 31, 2019
Interest rate swaps	$2,901	$55	$2,846	$-	$-	$2,846

The following table shows the offsetting of financial liabilities and derivative liabilities at March 31, 2020 and December 31, 2019.

		Gross amounts	Net amounts of liabilities	Gross amounts not offset in the consolidated balance sheet
($ in thousands)	Gross amounts of recognized liabilities	offset in the consolidated balance sheet	presented in the consolidated balance sheet	Financial instruments	Cash collateral pledged	Net amount
March 31, 2020
Interest rate swaps	$9,155	$-	$9,155	$-	$9,234	$(79)

December 31, 2019
Interest rate swaps	$2,901	$55	$2,846	$-	$3,242	$(396)

NOTE 8 – SHORT-TERM BORROWINGS

($ in thousands)	March 31, 2020	December 31, 2019

Securities Sold Under Repurchase Agreements	$16,881	$12,945
Federal Reserve Disount Window	20,000	-
Totals	$36,881	$12,945

The Company has retail repurchase agreements to facilitate cash management transactions with commercial customers. These obligations are secured by agency and mortgage-backed securities and such collateral is held by the Federal Home Loan Bank. These securities have various maturity dates from 2022 through 2044. As of March 31, 2020, these repurchase agreements were secured by agency securities and mortgage-backed securities with corresponding liabilities of $10.4 million and $14.4 million, respectively. The repurchase agreements mature within one month.

The Company has borrowing capabilities at the Federal Reserve Discount Window by pledging either securities or loans as collateral. As of March 31, 2020, The Company borrowed $20.0 million for a maturity date of less than 30 days by pledging securities as collateral.

At March 31, 2020 and December 31, 2019, the Company had $41.0 million in federal funds lines, of which none were drawn.

NOTE 9 – FEDERAL HOME LOAN BANK ADVANCES

The FHLB advances were secured by $166.0 million in mortgage loans at March 31, 2020. Advances, at interest rates from 1.84 to 2.93 percent, are subject to restrictions or penalties in the event of prepayment. Aggregate annual maturities of FHLB advances at March 31, 2020 were:

($ in thousands)	Debt
2020	$8,000
2021	2,500
2022	3,000
2023	2,500
Total	$16,000

NOTE 10 – TRUST PREFERRED SECURITIES

On September 15, 2005, RST II, a wholly-owned subsidiary of the Company, closed a pooled private offering of 10,000 Capital Securities with a liquidation amount of $1,000 per security. The proceeds of the offering were loaned to the Company in exchange for junior subordinated debentures with terms similar to the Capital Securities. Distributions on the Capital Securities are payable quarterly at a variable rate that is based upon the 3-month LIBOR plus 1.80 percent and are included in interest expense in the consolidated financial statements. These securities may be included in Tier 1 capital and may be prepaid at anytime without penalty (with certain limitations applicable) under current regulatory guidelines and interpretations. The balance of the Capital Securities as of March 31, 2020 and December 31, 2019 was $10.3 million, with a maturity date of September 15, 2035.

NOTE 11 – FAIR VALUE OF ASSETS AND LIABILITIES

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

The following table presents the fair value measurements of assets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2020 and December 31, 2019.

($ in thousands) Available-for-sale securities:	Fair Values at 03/31/2020	(Level 1)	(Level 2)	(Level 3)

U.S. Treasury and Government Agencies	$22,144	$-	$22,144	$-
Mortgage-backed securities	75,164	-	75,164	-
State and political subdivisions	10,419	-	10,419	-
Interest rate contracts - assets	9,155	-	9,155	-
Interest rate contracts - liabilities	(9,155)	-	(9,155)	-
Forward contracts	(1,085)	(1,085)	-	-
IRLCs	726	-	-	726

($ in thousands) Available-for-sale securities:	Fair Values at 12/31/2019	(Level 1)	(Level 2)	(Level 3)

U.S. Treasury and Government Agencies	$12,202	$-	$12,202	$-
Mortgage-backed securities	78,182	-	78,182	-
State and political subdivisions	10,564	-	10,564	-
Interest rate contracts - assets	2,846	-	2,846	-
Interest rate contracts - liabilities	(2,846)	-	(2,846)	-
Forward contracts	(32)	(32)	-	-
IRLCs	55	-	-	55

Level 1 – Quoted Prices in Active Markets for Identical Assets

Level 2 – Significant Other Observable Inputs

Level 3 – Significant Unobservable Inputs

The following is a description of the valuation methodologies and inputs used for assets measured at fair value on a nonrecurring basis and recognized in the accompanying condensed consolidated balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy.

Collateral-dependent Impaired Loans, NET of ALLL

Loans for which it is probable the Company will not collect all principal and interest due according to contractual terms are measured for impairment. The estimated fair value of collateral-dependent impaired loans is based on the appraised value of the collateral, less estimated cost to sell. Collateral-dependent impaired loans are classified within Level 3 of the fair value hierarchy. This method requires obtaining an independent appraisal of the collateral, which is reviewed for accuracy and consistency by Credit Administration. These appraisers are selected from the list of approved appraisers maintained by management. The appraised values are reduced by applying a discount factor to the value based on the Company’s loan review policy. All impaired loans held by the Company were collateral dependent at March 31, 2020 and December 31, 2019.

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

($ in thousands)	Fair values at 03/31/2020	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$2,354	$-	$-	$2,354
Mortgage servicing rights	8,211	-	-	8,211
IRLCs	726	-	-	726

($ in thousands)	Fair values at 12/31/2019	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$2,527	$-	$-	$2,527
Mortgage servicing rights	5,084	-	-	5,084
IRLCs	55	-	-	55

Level 1 - quoted prices in active markets for identical assets

Level 2 - significant other observable inputs

Level 3 - significant unobservable inputs

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements.

	Fair value at	Valuation		Range (weighted-
($ in thousands)	3/31/2020	technique	Unobservable inputs	average)

Collateral-dependent impaired loans	$2,354	Market comparable properties	Comparability adjustments (%)	2 - 41% (17)%
Mortgage servicing rights	8,211	Discounted cash flow	Discount Rate	9.10%
			Constant prepayment rate	16.56%
IRLCs	726	Discounted cash flow	P&I earnings credit	0.92%
			T&I earnings credit	1.23%
			Inflation for cost of servicing	1.50%

	Fair Value at	Valuation		Range (weighted-
($ in thousands)	12/31/2019	technique	Unobservable inputs	average)

Collateral-dependent impaired loans	$2,527	Market comparable properties	Comparability adjustments (%)	2 - 62% (28)%
Mortgage servicing rights	5,084	Discounted cash flow	Discount Rate	9.36%
			Constant prepayment rate	10.19%
IRLCs	55	Discounted cash flow	P&I earnings credit	1.78%
			T&I earnings credit	1.93%
			Inflation for cost of servicing	1.50%

There were no changes in the inputs or methodologies used to determine fair value at March 31, 2020 as compared to December 31, 2019.

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

Loans

The estimated fair value of loans as of March 31, 2020 follows the guidance in ASU 2016-01, which prescribes an “exit price” approach in estimating and disclosing fair value of financial instruments. The fair value calculation at that date discounted estimated future cash flows using rates that incorporated discounts for credit, liquidity, and marketability factors.

Deposits, FHLB advances & Repurchase agreements

Deposits include demand deposits, savings accounts, and certain money market deposits. The carrying amount approximates the fair value. The estimated fair value for fixed-maturity time deposits, as well as borrowings, is based on estimates of the rate State Bank could pay on similar instruments with similar terms and maturities at March 31, 2020 and December 31, 2019.

Loan Commitments

The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. The estimated fair values for other financial instruments and off-balance-sheet loan commitments approximate cost at March 31, 2020 and December 31, 2019 and are not considered significant to this presentation.

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

($ in thousands)	Carrying	Fair	Fair value measurements using
March 31, 2020	amount	value	(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and due from banks	$56,393	$56,393	$56,393	$-	$-
Loans held for sale	11,328	11,738	-	11,738	-
Loans, net of allowance for loan losses	821,806	815,587	-	-	815,587
Federal Reserve and FHLB Bank stock, at cost	4,648	4,648	-	4,648	-
Interest receivable	2,940	2,940	-	2,940	-

Financial liabilities
Deposits	$863,891	$867,253	$612,713	$254,540	$-
Short term borrowings	36,881	36,881	-	36,881	-
FHLB advances	16,000	16,391	-	16,391	-
Trust preferred securities	10,310	8,772	-	8,772	-
Interest payable	1,131	1,131	-	1,131	-

($ in thousands)	Carrying	Fair	Fair value measurements using
December 31, 2019	amount	value	(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and due from banks	$27,064	$27,064	$27,064	$-	$-
Loans held for sale	7,258	7,419	-	7,419	-
Loans, net of allowance for loan losses	816,755	804,808	-	-	804,808
Federal Reserve and FHLB Bank stock, at cost	4,648	4,648	-	4,648	-
Interest receivable	3,106	3,106	-	3,106	-

Financial liabilities
Deposits	$840,219	$840,272	$582,466	$257,806	$-
Repurchase agreements	12,945	12,945	-	12,945	-
FHLB advances	16,000	16,149	-	16,149	-
Trust preferred securities	10,310	9,201	-	9,201	-
Interest payable	1,191	1,191	-	1,191	-

NOTE 12 – SHARE BASED COMPENSATION

In April 2017, the Company’s shareholders approved a new share-based incentive compensation plan, the SB Financial Group, Inc. 2017 Stock Incentive Plan (the “2017 Plan”), which replaced the Company’s 2008 Stock Incentive Plan (the “2008 Plan” and, together with the 2017 Plan, the “Plans”). The 2017 Plan permits the Company to grant or award incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, and restricted stock units to employees and directors of the Company and its subsidiaries. A total of 500,000 common shares of the Company are available for grants or awards under the 2017 Plan, of which 57,609 shares had been granted under the plan as of March 31, 2020.

The 2008 Plan, which was approved by the Company’s shareholders in April 2008, permitted the grant or award of incentive stock options, nonqualified stock options, stock appreciation rights, and restricted stock for up to 250,000 common shares of the Company. While awards granted under the 2008 Plan remain outstanding, no further awards could be granted under the 2008 Plan after April 2018.

The Plans are intended to advance the interests of the Company and its shareholders by offering employees, directors and advisory board members of the Company and its subsidiaries an opportunity to acquire or increase their ownership interest in the Company through grants of equity-based awards. The Plans permit equity-based awards to be used to attract, motivate, reward and retain highly competent individuals upon whose judgment, initiative, leadership and efforts are key to the success of the Company by encouraging those individuals to become shareholders of the Company.

Stock option awards are granted with an exercise price equal to the market price of the Company’s stock at the date of grant and those option awards vest based on 5 years of continuous service and have 10-year contractual terms. The fair value of each option award was estimated on the date of grant using the Black-Scholes valuation model. No options were granted in the first three months of 2020.

A summary of stock option activity under the Company’s plans as of March 31, 2020 and changes during the quarter then ended, is presented below:

($ in thousands - except per share data)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Term	Aggregate Intrinsic Value

Outstanding, December 31, 2019	28,250	$6.98
Granted	-	-
Exercised	(26,950)	6.98
Forfeited	-	-
Expired	(1,300)	6.98

Outstanding, March 31, 2020	-	-	-	-

Exercisable, March 31, 2020	-	$-	-	$-

All stock options included in the table above were granted under the 2008 Plan. These shares had an expiration date of February 17, 2020. During the first quarter, the 26,950 option shares exercised had a total intrinsic value of $0.3 million and the cash received from these exercised options was $0.2 million. The tax benefit from these transactions was immaterial. On February 17, 2020, the remaining 1,300 unexercised option shares expired. As of March 31, 2020, there were no outstanding or exercisable options remaining, and no unrecognized compensation cost related to stock option awards granted under the 2008 Plan.

On February 5, 2013, the Company adopted a Long Term Incentive (LTI) Plan. The Plan awards restricted stock in the Company to certain key executives under the Plans. These restricted stock awards vest over a four-year period and are intended to assist the Company in retention of key executives. During 2019, the Company met certain performance targets and restricted stock awards were approved and issued in February of 2020. The compensation cost charged against income for the LTI Plan was $0.1 million, with a total income tax benefit recognized in the income statement of $0.02 million.

As of March 31, 2020, there was $0.71 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements related to the restricted stock awards under the Plans which were granted in accordance with the LTI plan. That cost is expected to be recognized over a weighted-average period of 2.5 years.

A summary of restricted stock activity under the Company’s plans as of March 31, 2020 and changes during the quarter then ended, is presented below:

	Shares	Weighted- Average Value per Share

Nonvested, December 31, 2019	43,741	$17.41

Granted	16,082	19.70
Vested	(17,426)	16.45
Forfeited	-	-

Nonvested, March 31, 2020	42,397	$18.67

NOTE 13 – GENERAL LITIGATION

The Company is subject to claims and lawsuits that arise primarily in the ordinary course of business. Additionally, the Company is subject to periodic examinations by various regulatory agencies. It is the opinion of management that the disposition or ultimate resolution of any such claims, lawsuits and examinations pending at March 31, 2020, will not have a material adverse effect on the consolidated financial position, results of operations and cash flow of the Company.

NOTE 14 – SUBSEQUENT EVENT

On February 6, 2020, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Edon Bancorp, Inc. (“Edon”). Under the terms of the Merger Agreement, each outstanding share of Edon common stock will be converted into the right to receive $103.50 in cash, for a transaction value in aggregate of approximately $15.5 million. The Company is anticipating the receipt of all regulatory and shareholder approvals in the near term and expects to close the merger in the second quarter of 2020.

The COVID-19 pandemic is creating extensive disruptions to the global economy and to the lives of individuals throughout the world. Business and consumer customers of the Bank are experiencing varying degrees of financial distress, which is expected to increase over coming months and will likely adversely affect their ability to timely pay interest and principal on their loans and the value of the collateral securing their obligations. This uncertainty may negatively impact the balance sheet, income statement, and cash flows of the Company.

The Company has responded to the pandemic by actively participating in the Paycheck Protection Program (“PPP”) and has disbursed nearly $82 million to small businesses in our markets. In addition, we have approved over $136 million in loan forbearances to clients. These actions may impact our financial statements during the remainder of 2020 although the specific details cannot be determined at this time.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Information

This Quarterly Report on Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains certain forward-looking statements that are provided to assist in the understanding of anticipated future financial performance. Forward-looking statements provide current expectations or forecasts of future events and are not guarantees of future performance. Examples of forward-looking statements include: (a) projections of income or expense, earnings per share, the payment or non-payment of dividends, capital structure and other financial items; (b) statements of plans and objectives of the Company or our management or Board of Directors, including those relating to products or services; (c) statements of future economic performance; (d) statements regarding future customer attraction or retention; and (e) statements of assumptions underlying such statements. Words such as “anticipates”, “believes”, “plans”, “intends”, “expects”, “projects”, “estimates”, “should”, “may”, “would be”, “will allow”, “will likely result”, “will continue”, “will remain”, or other similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying those statements. Forward-looking statements are based on management’s expectations and are subject to a number of risks and uncertainties. Although management believes that the expectations reflected in such forward-looking statements are reasonable, actual results may differ materially from those expressed or implied in such statements. Risks and uncertainties that could cause actual results to differ materially include, without limitation, risks and uncertainties inherent in the national and regional banking industry including impacts from the COVID-19 pandemic on local, national and global economic conditions as well as the various governmental responses to the COVID-19 pandemic, including the stimulus packages and programs, changes in economic conditions in the market areas in which the Company and its subsidiaries operate, changes in policies by regulatory agencies, changes in accounting standards and policies, changes in tax laws, fluctuations in interest rates, demand for loans in the market areas in which the Company and its subsidiaries operate, increases in FDIC insurance premiums, changes in the competitive environment, losses of significant customers, geopolitical events and the loss of key personnel. Additional detailed information concerning a number of important factors which could cause actual results to differ materially from the forward-looking statements contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations is available in the Company’s filings with the Securities and Exchange Commission, including the risks identified under the heading “Item 1A. Risk Factors” of Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, as supplemented by “Item 1A. Risk Factors” of Part II of this Quarterly Report on Form 10-Q. Undue reliance should not be placed on the forward-looking statements, which speak only as of the date hereof. Except as may be required by law, the Company undertakes no obligation to update any forward-looking statement to reflect unanticipated events or circumstances after the date on which the statement is made.

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

Critical Accounting Policies

Note 1 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 describes the significant accounting policies used in the development and presentation of the Company’s financial statements. The accounting and reporting policies of the Company are in accordance with accounting principles generally accepted in the United States and conform to general practices within the banking industry. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. The Company’s financial position and results of operations can be affected by these estimates and assumptions and are integral to the understanding of reported results. Critical accounting policies are those policies that management believes are the most important to the portrayal of the Company’s financial condition and results, and they require management to make estimates that are difficult, subjective, and/or complex.

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

Three Months Ended March 31, 2020 compared to Three Months Ended March 31, 2019

Net Income: Net income for the first quarter of 2020 was $0.7 million compared to net income of $2.2 million for the first quarter of 2019, a decrease of 69.4 percent. Earnings per diluted share (EPS) of $0.09 were down 67.9 percent from EPS of $0.28 for the first quarter of 2019.

Provision for Loan Losses: The first quarter provision for loan losses was $0.6 million compared to $0.0 million for the year-ago quarter. Net charge-offs for the quarter were $0.4 million compared to $0.05 million for the year-ago quarter. Total delinquent loans ended the quarter at $5.4 million, or 0.65 percent of total loans, which is up $3.7 million from the prior year.

Asset Quality Review – For the Period Ended ($ in thousands)	March 31, 2020	March 31, 2019
Net charge-offs – QTD	$397	$47
Nonaccruing loans	5,782	3,147
Accruing Troubled Debt Restructures	816	827
Nonaccruing and restructured loans	6,598	3,974
OREO / OAO	85	313
Nonperforming assets	6,683	4,287
Nonperforming assets/Total assets	0.61%	0.42%
Allowance for loan losses/Total loans	1.08%	1.04%
Allowance for loan losses/Nonperforming loans	135.8%	204.4%

Consolidated Revenue: Total revenue, consisting of net interest income and noninterest income, was $10.7 million for the first quarter of 2020, a decrease of $0.6 million, or 5.6 percent, from the $11.3 million generated during the first quarter of 2019.

Net interest income was $8.5 million, which was up $0.2 million from the prior year first quarter’s $8.3 million. The Company’s earning assets increased $106.8 million, coupled with a 46 basis point decrease in the yield on earning assets. The net interest margin (FTE) for the first quarter of 2020 was 3.48 percent compared to 3.81 percent for the first quarter of 2019. Funding costs for interest bearing liabilities for the first quarter of 2020 were 1.12 percent compared to 1.20 percent for the prior year first quarter.

Noninterest income was $2.2 million for the first quarter of 2020, which was down $0.8 million from the prior year first quarter’s $3.0 million. In addition to the mortgage revenue detailed below, gains from the sale of non-mortgage loans was $0.1 million, wealth management revenue was $0.8 million and revenue from our title agency was $0.3 million. Noninterest income as a percentage of average assets for the first quarter of 2020 was 0.81 percent compared to 1.20 percent for the prior year first quarter.

The Company originated $101.5 million of mortgage loans for the first quarter of 2020, of which $84.5 million was sold with the remainder in loans held for investment. This compares to $51.4 million for the first quarter of 2019, of which $43.5 million was sold with the remainder in loans held for investment. These first quarter 2020 originations and subsequent sales resulted in $1.9 million of gains, up $0.8 million from the gains for the first quarter of 2019. Net mortgage banking revenue was negative $0.1 million for the first quarter of 2020 compared to positive $0.9 million for the first quarter of 2019. Impairment to mortgage servicing rights increased from $0.7 million in the first quarter of 2019 to $2.2 million in the first quarter of 2020.

Consolidated Noninterest Expense: Noninterest expense for the first quarter of 2020 was $9.4 million, which was up $0.8 million compared to $8.6 million in the prior-year first quarter. The first quarter of 2020 included higher commission on mortgage sales of $0.4 million and title agency expense of $0.3 million.

Income Taxes: Income taxes for the first quarter of 2020 were $0.02 million (effective rate 3.1 percent) compared to $0.5 million (effective rate 18.0 percent) for the first quarter of 2019. The reduction in taxes was due to the reduction in pretax income from the prior year and the full year impact of our Captive insurance agency and higher stock compensation in the first quarter of 2020.

Changes in Financial Condition

Total assets at March 31, 2020 were $1,088.3 million, an increase of $49.7 million or 4.8 percent since 2019 year end. Total loans, net of unearned income, were $830.8 million as of March 31, 2020, up $5.3 million from year-end, an increase of 0.6 percent.

Total deposits at March 31, 2020 were $863.9 million, an increase of $23.7 million or 2.8 percent since 2019 year end. Borrowed funds (consisting of FHLB advances, Federal Reserve Discount Window, TRUP and REPOs) totaled $63.2 million at March 31, 2020. This is up from year-end when borrowed funds totaled $39.3 million due to an increase in Fed discount window borrowing. Total equity for the Company of $135.9 million now stands at 12.5 percent of total assets compared to the December 31, 2019 level of $136.1 million and 13.1 percent of total assets.

The allowance for loan losses of $9.0 million was up $0.2 million from the 2019 year end level. The allowance for loan losses is 1.08 percent of total loans, which is considered appropriate by management given the risk profile of the portfolio.

Capital Resources

As of March 31, 2020, based on the computations for the FFIEC 041 Consolidated Reports of Condition and Income filed by State Bank with the Federal Reserve, State Bank was classified as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, State Bank must maintain capital ratios as set forth in the table below. There are no conditions or events since March 31, 2020 that management believes have changed State Bank’s capital classification.

State Bank’s actual capital levels and ratios as of March 31, 2020 and December 31, 2019 are presented in the following table. Capital levels are presented for State Bank only as the Company is exempt from quarterly reporting on capital levels at the holding company level:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Procedures
($ in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2020
Tier I Capital to average assets	$117,769	11.35%	$41,519	4.0%	$51,898	5.0%
Tier I Common equity capital to risk-weighted assets	117,769	12.17%	43,549	4.5%	62,903	6.5%

Tier I Capital to risk-weighted assets	117,769	12.17%	58,065	6.0%	77,420	8.0%
Total Risk-based capital to risk-weighted assets	126,727	13.10%	77,420	8.0%	96,775	10.0%

As of December 31, 2019
Tier I Capital to average assets	$116,884	11.36%	$41,165	4.0%	$51,456	5.0%
Tier I Common equity capital to risk-weighted assets	116,884	12.46%	42,204	4.5%	60,962	6.5%

Tier I Capital to risk-weighted assets	116,884	12.46%	56,273	6.0%	75,030	8.0%
Total Risk-based capital to risk-weighted assets	125,639	13.40%	75,030	8.0%	93,788	10.0%

Effective January 1, 2015, new regulatory capital requirements commonly referred to as “Basel III” were implemented and are reflected in the March 31, 2020 capital table above. Management opted out of the accumulated other comprehensive income treatment under the new requirements and as such unrealized gains and losses from available-for-sale securities will continue to be excluded from State Bank’s regulatory capital.

LIQUIDITY

Liquidity relates primarily to the Company’s ability to fund loan demand, meet deposit customers’ withdrawal requirements and provide for operating expenses. Assets used to satisfy these needs consist of cash and due from banks, federal funds sold, interest-earning deposits in other financial institutions, securities available-for-sale and loans held for sale. These assets are commonly referred to as liquid assets. Liquid assets were $175.4 million at March 31, 2020, compared to $135.3 million at December 31, 2019.

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

The Company’s commercial real estate, first mortgage residential, agricultural and multi-family mortgage portfolio of $615.6 million at March 31, 2020 and $610.9 million at December 31, 2019, which can and has been used to collateralize borrowings, is an additional source of liquidity. Management believes the Company’s current liquidity level, without these borrowings, is sufficient to meet its liquidity needs. At March 31, 2020, all eligible commercial real estate, first mortgage residential and multi-family mortgage loans were pledged under an FHLB blanket lien.

The cash flow statements for the periods presented provide an indication of the Company’s sources and uses of cash, as well as an indication of the ability of the Company to maintain an adequate level of liquidity. A discussion of the cash flow statements for the three months ended March 31, 2020 and 2019 follows.

The Company experienced negative cash flows from operating activities for the three months ended March 31, 2020 and positive cash flows from operating activities for the three months ended March 31, 2019. Net cash used by operating activities was $4.6 million for the three months ended March 31, 2020 and net cash provided by operating activities was $4.1 million for the three months ended March 31, 2019. Highlights for the current year include $84.5 million in proceeds from the sale of loans, which is up $40.0 million from the prior year. Originations of loans held for sale was a use of cash of $87.3 million, which is up from the prior year, by $43.9 million. For the three months ended March 31, 2020, there was a gain on sale of loans of $2.1 million, and depreciation and amortization of $.5 million.

The Company experienced negative cash flows from investing activities for the three months ended March 31, 2020 and March 31, 2019. Net cash flows used in investing activities was $11.3 million for the three months ended March 31, 2020 and $17.7 million for the three months ended March 31, 2019. Highlights for the three months ended March 31, 2020 include $45.1 million in purchases of available-for-sale securities, which is up $36.5 million from the prior year. These cash payments were offset by $40.0 million in proceeds from maturities and sales of securities, which is up $35.4 million from the prior year three-month period. The Company experienced a $5.7 million increase in loans, which is down $4.9 million from the prior year three-month period.

The Company experienced positive cash flows from financing activities for the three months ended March 31, 2020 and March 31, 2019. Net cash flow provided by financing activities was $45.2 million for the three months ended March 31, 2020 and $28.2 million for the three months ended March 31, 2019. Highlights for the current period include a $17.1 million increase in transaction deposits for the three months ended March 31, 2020, which is up from the $7.9 million increase in transaction deposits for the three months ended March 31, 2019. Certificates of deposit increased by $6.6 million in the current year compared to an increase of $17.2 million for the prior year. Short term borrowings increased by $23.9 million for the three months ended March 31, 2020, which is up from the $2.9 million decrease in short term borrowings for the three months ended March 31, 2019.

ALCO uses an economic value of equity (“EVE”) analysis to measure risk in the balance sheet incorporating all cash flows over the estimated remaining life of all balance sheet positions. The EVE analysis calculates the net present value of the Company’s assets and liabilities in rate shock environments that range from -400 basis points to +400 basis points. The likelihood of a significant decrease in rates as of March 31, 2020 and December 31, 2019 was considered unlikely given the current interest rate environment and therefore, only the minus 100 basis point rate change was included in this analysis as of March 31, 2020 and only the minus 100 and minus 200 basis point changes were included in this analysis as of December 31, 2019. The results of this analysis are reflected in the following tables for March 31, 2020 and December 31, 2019.

Economic Value of Equity
March 31, 2020
($ in thousands)
Change in rates	$ Amount	$ Change	% Change
+400 basis points	$232,538	$51,572	28.50%
+300 basis points	222,848	41,882	23.14%
+200 basis points	211,730	30,764	17.00%
+100 basis points	197,939	16,973	9.38%
Base Case	180,966	-	-
-100 basis points	154,922	(26,044)	-14.39%

Economic Value of Equity
December 31, 2019
($ in thousands)
Change in rates	$ Amount	$ Change	% Change
+400 basis points	$222,686	$26,861	13.72%
+300 basis points	218,252	22,427	11.45%
+200 basis points	212,838	17,013	8.69%
+100 basis points	205,405	9,580	4.89%
Base Case	195,825	-	-
-100 basis points	180,152	(15,673)	-8.00%
-200 basis points	156,430	(39,395)	-20.12%

Off-Balance-Sheet Borrowing Arrangements:

Significant additional off-balance-sheet liquidity is available in the form of FHLB advances and unused federal funds lines from correspondent banks. Management expects the risk of changes in off-balance-sheet arrangements to be immaterial to earnings.

The Company’s commercial real estate, first mortgage residential, agricultural and multi-family mortgage portfolios in the total amount of $615.6 million were pledged to meet FHLB collateralization requirements as of March 31, 2020. Based on the current collateralization requirements of the FHLB, the Company had approximately $113.8 million of additional borrowing capacity at March 31, 2020. The Company also had $22.0 million in unpledged securities to pledge for additional borrowings.

The Company’s contractual obligations as of March 31, 2020 were comprised of long-term debt obligations, other debt obligations, operating lease obligations and other long-term liabilities. Long-term debt obligations were comprised of FHLB Advances of $16.0 million and Trust Preferred Securities of $10.3 million. Total time deposits at March 31, 2020 were $251.2 million, of which $82.2 million mature beyond one year.

In addition, as of March 31, 2020, the Company had commitments to sell mortgage loans totaling $106.9 million. The Company believes that it has adequate resources to fund commitments as they arise and that it can adjust the rate on savings certificates to retain deposits in changing interest rate environments. If the Company requires funds beyond its internal funding capabilities, advances from the FHLB of Cincinnati and other financial institutions are available.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Management believes there has been no material change in the Company’s market risk from the information contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2019.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended March 31, 2020, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

There are certain risks and uncertainties in our business that could cause our actual results to differ materially from those anticipated. A detailed discussion of our risk factors is included in “Item 1A. Risk Factors” of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

The following information supplements our risk factors previously disclosed in “Item 1A. Risk Factors” of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

We may be adversely affected by the world-wide coronavirus (COVID-19) pandemic.

The coronavirus (COVID-19) outbreak may have an adverse impact on certain of our customers directly or indirectly. Entire industries within our loan and lease portfolio such as motor coach, shuttle bus and auto rental have been impacted due to reduced demand related to quarantines and travel restrictions. Other industries within our loan and lease portfolio or the communities we serve are likely to experience similar disruptions and economic hardships as the current coronavirus pandemic persists. In addition, such events could affect the stability of our deposit base, lead to mass layoffs and furloughs which could impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, result in lost revenue or cause us to incur additional expenses.

Additionally, the Federal Reserve has reduced interest rates substantially in an attempt to boost consumer spending due to the coronavirus pandemic which could have a sustained negative impact on our results of operations. The U.S. Congress has also passed a massive stimulus package (the “Coronavirus Aid, Relief, and Economic Security Act”) intended to provide relief to consumers and small businesses however the effectiveness of this package could be disrupted by operational challenges in successfully implementing all of its provisions in a timely manner and could ultimately prove to be insufficient in scale.

Although we maintain contingency and disaster recovery plans for pandemic outbreaks, we created a dedicated executive COVID-19 response team that is closely monitoring developments and providing guidance for additional precautions and initiatives. We have established separate teams within departments to help ensure that infection will not spread across entire departments. We are encouraging virtual meetings and conference calls in place of in-person meetings, including our annual shareholder meeting which will be held virtually this year. Employees with health conditions putting them at higher risk of adverse effects from coronavirus infection are working remotely. Additionally, travel has been restricted. We are promoting social distancing, frequent hand washing and thorough disinfection of all surfaces. Our banking center lobbies have been closed except for advance appointments only. Banking center drive-ups, ATMs and online/mobile banking services continue to operate.

Even with precautions, the continued spread or prolonged impact of the coronavirus could negatively impact the availability of key personnel or significant numbers of our staff, who are necessary to conduct our business. Such a spread or outbreak could also impact the business and operations of third party service providers who perform critical services for our business. If the coronavirus spreads or the containment and mitigation response is unsuccessful for a prolonged period of time, we could experience a material adverse effect on our business, financial condition, and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not Applicable

(b)	Not Applicable

(c)	Repurchases of Common Shares

The Company announced on June 21, 2019, a share repurchase program authorizing the repurchase of up to 400,000 common shares of the Company through December 31, 2019. On February 7, 2020, the Company announced that its board of directors has authorized the extension of the Company’s share repurchase program through December 31, 2020. The table below sets forth information regarding common shares repurchased by the Company during the quarter ended March 31, 2020.

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
01/01/20 - 01/31/20	-	$0.00	-	189,371
02/01/20 - 02/28/20	44,345	19.63	44,345	145,026
03/01/20 - 03/31/20	54,264	15.92	54,264	90,762
Total	98,609	$17.59	98,609	90,762

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

Not applicable

Item 6. Exhibits

Exhibits
31.1	– Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)
31.2	– Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer)
32.1	– Section 1350 Certification (Principal Executive Officer)
32.2	– Section 1350 Certification (Principal Financial Officer)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

SB FINANCIAL GROUP, INC.

Date: May 7, 2020	By:	/s/ Mark A. Klein
Mark A. Klein
Chairman, President & CEO

	By:	/s/ Anthony V. Cosentino
Anthony V. Cosentino
Executive Vice President &
Chief Financial Officer